Form 10-K
period 2004-12-31
MARKETAXESS HOLDINGS INC
filed 2005-03-30
CIK 1278021

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT of 1934

For the fiscal year ended December 31, 2004

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to
Commission File Number 0-50670

MARKETAXESS HOLDINGS INC.
(Exact name of registrant as specified in its charter)

Delaware	52-2230784
(State of incorporation)	(IRS Employer Identification No.)

140 Broadway, New York, New York	10005
(Address of principal executive offices)	(Zip Code)
(212) 813-6000
(Registrant’s telephone number, including area code)
SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:
None
SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
Common Stock, par value $0.003 per share
      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐
      Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this form 10-K or any amendment to this form 10-K.     ☐
      Indicate by check mark whether the registrant is an accelerated filer (as defined by Exchange Act Rule 12b-2)     Yes ☐          No ☑
      The aggregate market value of the shares of common stock and non-voting held by non-affiliates of the registrant was approximately $436,820,049 at December 31, 2004, based upon the closing price for shares of the registrant’s common stock as reported by the National Market System of the NASDAQ Stock Market on that date. For purposes of this calculation, affiliates are considered to be officers, directors and holders of 10% or more of the outstanding common stock of the registrant on that date. At March 28, 2005, the number of shares of the registrant’s common stock outstanding was 23,032,141.
DOCUMENTS INCORPORATED BY REFERENCE
      Portions of the registrant’s definitive proxy statement for the 2005 Annual Meeting of Stockholders, to be filed hereafter, are incorporated by reference into Items 10, 11, 12, 13 and 14 of Part III of this Form 10-K.

MARKETAXESS HOLDINGS INC.
2004 FORM 10-K ANNUAL REPORT

PART I
Forward-Looking Statements
      This report contains certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements may be identified by words such as “expects,” “intends,” “anticipates,” “plans,” “believes,” “seeks,” “estimates,” “will,” or words of similar meaning and include, but are not limited to, statements regarding the outlook for our future business and financial performance. Forward-looking statements are based on management’s current expectations and assumptions, which are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict. It is routine for our internal projections and expectations to change as the year or each quarter in the year progresses, and therefore it should be clearly understood that the internal projections and beliefs upon which we base our expectations may change prior to the end of each quarter or the year. Although these expectations may change, we are under no obligation to revise or update any forward-looking statements contained in this report. Our company policy is generally to provide our expectations only once per quarter, and not to update that information until the next quarter. Actual future events or results may differ materially from those contained in the projections or forward-looking statements. Factors that could cause or contribute to such differences include those discussed below and elsewhere in this report, particularly in the section captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Risk Factors That May Affect Future Results.”

Item 1.	Business
      MarketAxess operates one of the leading platforms for the electronic trading of corporate bonds and certain other types of fixed-income securities. Our electronic trading platform is accessed by our broker-dealer and institutional investor clients either via a direct connection or over the Internet. Our 539 active institutional investor client firms (firms that executed at least one trade through our electronic trading platform between January 2004 and December 2004) can access the aggregate liquidity provided by the collective interest of our 22 broker-dealer clients in buying or selling bonds through our platform. We also provide data and analytical tools that help our clients make trading decisions and we facilitate the trading process by electronically communicating order information between trading counterparties. Since our inception, the majority of our revenues have been generated from the trading of U.S. high-grade corporate bonds, although an increasing percentage of our revenues has recently been derived from the trading of European high-grade corporate bonds. With limited exceptions, our commissions are generated from transactions between a broker-dealer client and an institutional investor client.
      Our multi-dealer trading platform allows our institutional investor clients to simultaneously request competing, executable bids or offers from our broker-dealer clients and execute trades with the broker-dealer of their choice from among those that choose to respond. We offer our broker-dealer clients a solution that enables them to efficiently reach our institutional investor clients for the distribution and trading of bonds. In addition to U.S. high-grade corporate bonds and European high-grade corporate bonds, we also offer our clients the ability to trade emerging markets bonds, which we define as sovereign and corporate bonds issued by entities domiciled in a developing country, including both high-grade and non-investment grade debt. To date, however, emerging markets bonds do not represent a significant component of our revenues.
      We derive our revenues primarily from commissions paid by our broker-dealer clients for trades executed on our platform (which represented 89.9% of our revenues for the year ended December 31, 2004) and, to a lesser extent, from license fees for access to our trading platform charged to certain of our broker-dealer clients (which represented 4.1% of our revenues for the year ended December 31, 2004) and information and user access fees charged to our clients (which represented 3.6% of our revenues for the year ended December 31, 2004).
      Traditionally, bond trading has been a manual process, with product and price discovery conducted over the telephone between two or more parties. This traditional process, which is still how most corporate bonds are traded, has a number of shortcomings resulting primarily from the lack of a central trading facility for these securities, which creates difficulty matching buyers and sellers for particular issues. In recent years, an increasing number of corporate bond trading participants have utilized e-mail and other electronic means of communication (including proprietary, single-dealer systems) for trading corporate bonds. While this has addressed some of the shortcomings associated with traditional corporate bond trading, we believe that the process is still hindered by limited liquidity, limited price transparency, significant transaction costs, compliance and regulatory challenges, and difficulty in executing numerous trades at one time.
      Through our electronic platform, our institutional investor clients can determine prices available for a security, a process called price discovery, as well as trade securities directly with our broker-dealer clients. The price discovery process includes the ability to view indicative prices from the broker-dealer clients’ inventory available on our platform, access to real-time pricing information and analytical tools (including spread-to-Treasury data, search capabilities and independent credit research) available on our Corporate BondTickertm service and the ability to request executable bids and offers simultaneously from up to 18 of our broker-dealer clients during the trade process. On average, institutional investor clients receive several bids or offers from broker-dealer clients in response to trade inquiries. However, some trade inquiries may not receive any bids or offers. Our services relating to trade execution include single- and multiple-dealer inquiries; list trading, which is the ability to request bids and offers on multiple bonds at the same time; and swap trading, which is the ability to request an offer to purchase one bond and a bid to sell another bond, in a manner such that the two trades will be executed simultaneously, with payment based on the price differential of the bonds. Once a trade is completed on our platform, the broker-dealer client and institutional investor client may settle the trade with the assistance of our automated post-trade messaging, which facilitates the communication of trade acknowledgment and allocation information between our institutional investor and broker-dealer clients.
      With limited exceptions, we are not a party to the actual trades that occur on our platform and we do not at any time take title to the traded securities or the proceeds from the sale of such securities. Rather, we serve as an intermediary between broker-dealers and institutional investors, enabling them to meet, agree on a price, and then transact with each other.
      Our client base includes 22 of the leading broker-dealers in global fixed-income trading and 539 active institutional investor firms (firms that executed at least one trade through our electronic trading platform between January 2004 and December 2004), including 80 of the top 100 global holders of U.S. corporate bonds, as measured by Thomson Financial. Our broker-dealer clients accounted for approximately 99% of the underwriting of newly-issued U.S. high-grade corporate bonds and in excess of 75% of the underwriting of newly-issued European high-grade corporate bonds in 2004, and include 13 of the top 15 broker-dealers as ranked by 2004 new-issue underwriting volume of European high-grade corporate bonds. We believe these broker-dealers also represent the principal source of secondary market liquidity in such securities, as well as in sovereign and corporate bonds issued by entities domiciled in an emerging markets country. Secondary market liquidity refers to the ability of market participants to buy or sell a security quickly and in large volume subsequent to the original issuance of the security, without substantially affecting the price of the security. Our broker-dealer clients currently trade fixed-income securities by traditional means including telephone, e-mail and proprietary, single-dealer systems in addition to our electronic trading platform and we expect them to continue to do so in the future. While we have not identified a reliable source of data relating to the total volume of client-to-dealer trading in these markets and, therefore, are unable to determine the portion of the trading that is taking place on our platform, we believe that these traditional means of trading corporate bonds remain the manner in which the majority of corporate bonds are traded between institutional investors and broker-dealers.

Results for Calendar Years 2004, 2003 and 2002
      From January 2002 through the end of 2004, we experienced significant growth in total trading volume, total commissions and net income, as illustrated in the following table:

	Year Ended December 31,

	2004	2003	2002

Total trading volume (in billions)	$298.1	$192.2	$48.4
Total commissions (in millions)	68.2	52.8	15.6
Income (loss) before taxes (in millions)	17.3	4.4	(36.1)
      For the year ended December 31, 2004, 61.5% of our trading volume was in U.S. high-grade corporate bonds, 25.7% of our trading volume was in European high-grade corporate bonds and 12.8% of our trading volume was in other bonds, most of which are sovereign and corporate bonds issued by entities domiciled in an emerging markets country.
Industry Background
      Fixed-income securities are issued by corporations, governments and other entities, and pay a pre-set absolute or relative rate of return. The global fixed-income market is large and has experienced significant growth in trading volume and amount of debt outstanding over the last several years. For example, as of December 31, 2004 in the U.S. fixed-income market, there were approximately $23.6 trillion of fixed-income securities outstanding, including $4.7 trillion of U.S. corporate bonds. We are primarily active in three segments of the global fixed-income securities market: U.S. high-grade corporate bonds; European high-grade corporate bonds; and sovereign and corporate bonds issued by entities domiciled in an emerging markets country.

U.S. High-Grade Corporate Bond Market
      The total U.S. corporate bond market has experienced significant growth over the past five years. The total amount of U.S. corporate bonds outstanding has grown from $2.7 trillion as of December 31, 1998 to $4.7 trillion as of December 31, 2004. The average daily trading volume of U.S. corporate bonds also grew from $19.0 billion in 2002 (the first calendar year for which such data are available) to $21.3 billion for the year ended December 31, 2004.
      The U.S. corporate bond market consists of three broad categories of securities: investment-grade debt (so-called “high-grade”), which typically refers to debt rated BBB — or better by Standard & Poor’s, or Baa3 or better by Moody’s Investor Service; debt rated below investment-grade (so-called “high-yield”), which typically refers to debt rated lower than BBB- by Standard & Poor’s or Baa3 by Moody’s Investor Service; and debt convertible into equity (so-called “convertible debt”).
      The U.S. high-grade corporate bond market, which represents the largest subset of the U.S. corporate bond market, has seen significant growth in trading volume over the last several years. Several factors continue to drive growth in trading volume in this market, including:

•	Improved price transparency — In 2002, the National Association of Securities Dealers, Inc. (“NASD”) adopted the Trade Reporting and Compliance Engine (“TRACE”), which requires NASD members to report secondary market transactions in certain fixed-income securities to the NASD. The NASD began publicly disseminating real-time price information on approximately 500 large (greater than or equal to $1 billion in original issue amount) corporate bond issues in July 2002. In March 2003, the NASD expanded the list of corporate bonds for which prices are disseminated to include over 4,000 unique securities, representing over two-thirds of the daily trading volume of high-grade corporate bonds. On October 1, 2004, the NASD again expanded the list of corporate bonds for which prices are disseminated to include 17,000 unique securities, representing over 95% of the daily trading volume of high-grade corporate bonds. In February 2005, the NASD further expanded the list of TRACE-eligible bonds to include 23,000 unique securities, representing 99% of the daily trading volume of high-grade corporate bonds.

•	Introduction of electronic trading platforms — Electronic trading platforms, which are in the early stages of adoption, act as central facilities to bring together buyers and sellers. The actions of participants on these platforms are facilitated by an electronic medium that improves some of the manual processes that might otherwise be required, such as searching for securities with specific characteristics, the coordination of multiple bilateral telephone calls or electronic communications, the sorting and analysis of competing offers, and the entry of orders into the trading system after verbal or e-mail trade agreement. As a result, these platforms typically provide a lower-cost and more efficient means of enhanced distribution and trade execution than previously possible.

•	Growth in credit derivatives — Credit derivatives are contracts that transfer an asset’s risk and return from one party to another without transferring ownership of the underlying asset, allowing market participants to obtain credit protection or assume credit exposure associated with a broad range of issuers of fixed-income securities and other debt obligations. They are often designed to reduce the probability or severity of loss and can be tied to particular events, such as a default, bankruptcy or ratings downgrade. Credit derivatives provide increased flexibility and liquidity for investors and lenders to diversify their credit exposures. The appeal of these products is apparent in the growth in the total notional amount of outstanding credit default swaps (agreements that allow the transfer of third-party credit risk from one party to another), which increased from approximately $900 billion at December 31, 2001 to approximately $8.4 trillion at December 31, 2004.

•	Growth in the total amount of debt outstanding — The total size of the U.S. high-grade corporate bond market has increased significantly since 1998, when approximately $425 billion gross amount of new bonds were issued, as compared to approximately $603 billion during 2004.

      Factors similar to those described above also contributed to significant growth in trading volume in the U.S. Treasury market, which is recognized as the most liquid fixed-income market in the world. These factors include availability of real-time U.S. Treasury market prices (1982), introduction of interest-rate derivatives (mid-1980’s), advent of electronic trading of U.S. Treasury securities (1997) and an increase in the balance of outstanding U.S. Treasury debt ($3.9 trillion as of December 31, 2004, up from $616.4 billion at December 31, 1980). As a result, the average daily trading volume in the U.S. Treasury market increased from $18.3 billion in 1980 to $497.9 billion for the year ended December 31, 2004, representing a compound annual growth rate, or CAGR, of 14.8%.

European High-Grade Corporate Bond Market
      The European high-grade corporate bond market consists of a broad range of products, issuers and currencies. We define the European high-grade corporate bond market generally to consist of bonds intended to be distributed to European investors, primarily bonds issued by European corporations, excluding bonds that are issued by a corporation domiciled in an emerging markets country and excluding most government bonds that trade in Europe.
      We believe that the average daily trading volume in the European high-grade corporate bond market has grown significantly over the past five years, driven by many of the same factors that have driven growth in the U.S. high-grade corporate bond market. In addition, we believe the following factors unique to the European high-grade corporate bond market are also driving growth in trading volume:

•	Adoption of the Euro — The adoption of the Euro as the common currency in most European Union countries has reduced the importance of currency as an investment selection criterion and elevated the importance of the credit risk of particular issuers. As a result, institutional investors have exhibited a greater interest in investing in a broader range of bonds issued by entities domiciled outside of their home countries.

•	Regulatory environment — Certain European Union countries have eased restrictions that required institutional investors to invest primarily in domestic securities. This has provided European institu-

tional investors with increased flexibility to invest in securities issued by entities domiciled in other countries within the European Union.

•	Common liquidity pool — The larger capital pool created by the common currency and changes in the regulatory environment have enabled European corporations to offer larger issues, which has resulted in increases in the liquidity and trading volumes of these issues. This has attracted even more institutional investors, who prefer to invest in highly-liquid markets.

Emerging Markets Bond Market
      We define the emerging markets bond market generally to include U.S. dollar- or Euro-denominated bonds issued by sovereign entities or corporations domiciled in a developing country. These issuers are typically located in Latin America, Asia, or Central and Eastern Europe. Examples of countries we classify as emerging markets include: Brazil, Colombia, Mexico, Peru, the Philippines, Russia, Turkey and Venezuela.
      The institutional investor base for sovereign and corporate bonds issued by entities domiciled in an emerging markets country has recently expanded to include many crossover investors from the more mainstream high-yield and high-grade investment areas. Institutional investors have been drawn to sovereign and corporate bonds issued by entities domiciled in an emerging markets country by their high returns and high growth potential, as well as by a general trend toward positive economic and political reforms and improving economic performance in many emerging markets countries.
Our Competitive Strengths
      Our electronic trading platform provides solutions to some of the shortcomings of traditional bond trading methods. The benefits of our solution are demonstrable throughout the trading cycle:

•	Pre-trade — gathering real-time and historical pricing information, identifying interested buyers and sellers in a particular security, and obtaining research and analysis;

•	Trade — single and multiple security trade execution; and

•	Post-trade — trade detail matching, account allocation and automated audit trail.
      We believe that we are well positioned to strengthen our market position in electronic trading of U.S. and European high-grade corporate bonds and sovereign and corporate bonds issued by entities domiciled in an emerging markets country, and to extend our presence into new products and services by capitalizing on our competitive strengths, including:

Significant Trading Volumes with Participation by Leading Broker-Dealers and Institutional Investors
      Our electronic trading platform provides access to the liquidity provided through the participation on our platform of 22 of the leading global securities broker-dealers and 539 active institutional investor firms (firms that executed at least one trade through our electronic trading platform between January 2004 and December 2004). We believe these broker-dealers represent the principal source of secondary market liquidity for U.S. high-grade corporate bonds, European high-grade corporate bonds and sovereign and corporate bonds issued by entities domiciled in an emerging markets country. Our broker-dealer clients are motivated to continue to utilize our platform due to the presence on the platform of our large network of institutional investor clients, which includes 80 of the top 100 global holders of U.S. corporate bonds, as measured by Thomson Financial. We believe that if we continue to grow the participation of our broker-dealer and institutional investor clients on our electronic trading platform, the benefits in liquidity on the platform to both broker-dealers and institutional investors will be amplified, further motivating them to use our platform. Currently, the majority of trading of U.S. high-grade corporate bonds still occurs using traditional bond trading methods, implying significant opportunity for us to continue to grow our trading volume. Our trading volume across all of our products increased from $11.7 billion in 2001, to $48.4 billion in 2002, to $192.2 billion in 2003 and to $298.1 billion in 2004. We have not identified a reliable source of data relating to the size of the bond markets we serve, specifically the client-to-dealer market, and therefore we are unable to accurately determine the total volume of secondary trading of these bonds or the portion of such trading conducted on our platform.

Execution Benefits to Clients

Benefits to Institutional Investor Clients
      We believe we provide numerous benefits to our institutional investor clients over traditional bond trading methods, including:
      Competitive Prices. By enabling institutional investors to simultaneously request bids or offers from our broker-dealer clients, we believe our electronic trading platform creates an environment that motivates our broker-dealer clients to provide competitive prices and gives institutional investors confidence that they are obtaining a competitive price. For typical MarketAxess multi-dealer corporate bond inquiries, the range of competitive spread-to-Treasury responses is, on average, approximately 10 basis points (a basis point is 1/100 of 1% in yield). As an example of the potential cost savings to institutional investors, a one basis point savings on a $1 million face amount trade of a bond with 10 years to maturity translates to aggregate savings of approximately $750.00.
      Transparent Pricing on a Range of Securities. The commingled multi-dealer inventory of bonds posted by our broker-dealer clients on our platform consists of a daily average of more than $130 billion in indicative bids and offers. Subject to applicable regulatory requirements, institutional investors can search bonds in inventory based on any combination of issuer, issue, rating, maturity, spread-to-Treasury, size and dealer providing the listing, in a fraction of the time it takes to do so manually. Institutional investor clients can also request executable bids and offers on our electronic trading platform on any debt security in a database of U.S. and European corporate bonds, although there can be no assurance as to the number of broker-dealers who will choose to provide an executable price. Our platform transmits bid and offer requests in real-time to broker-dealer clients, who may respond with executable prices within a time period specified by the investor.
      Improved Cost Efficiency. We believe that we provide improved efficiency by reducing the time and labor required to conduct broad product and price discovery. Single-security and multi-security (bid or offer lists) inquiries can be efficiently conducted with multiple broker-dealers. In addition, our Corporate BondTicker eliminates the need for manually-intensive phone calls or e-mail communication to gather, sort and analyze information concerning historical transaction prices.

Benefits to Broker-Dealer Clients
      We also provide substantial benefits to our broker-dealer clients over traditional bond trading methods, including:
      Greater Sales Efficiency. We offer our broker-dealer clients broad connectivity with their institutional investor clients. Through this connectivity, our broker-dealer clients are able to efficiently display their indications of interest to buy and sell various securities. We also enable broker-dealers to broaden their distribution by participating in transactions to which they otherwise may not have had access. In addition, the ability to post prices and electronically execute on straightforward trades enables bond sales professionals at broker-dealer firms to focus their efforts on more profitable activities, such as higher value-added trades and more complex transactions.
      More Efficient Inventory Management for Broker-Dealers. The posting of inventory to, and the ability to respond to inquiries from, a broad pool of institutional investors, creates an increased opportunity for broker-dealers to identify demand for their inventory, particularly in less liquid securities. As a result, we believe they can achieve enhanced bond inventory turnover, which may limit credit exposure.

Benefits to Both Institutional Investor and Broker-Dealer Clients
      We offer additional benefits over traditional bond trading methods that are shared by both institutional investor and broker-dealer clients, including:
      Greater Trading Accuracy. Our electronic trading platform includes verification mechanisms at various stages of the execution process which result in greater accuracy in the processing, confirming and clearing of trades between institutional investor and broker-dealer clients. These verification mechanisms are designed to ensure that our broker-dealer and institutional investor clients are sending accurate trade messages by providing multiple opportunities to verify they are trading the correct bond, at the agreed-upon price and size. Our platform assists our institutional investor clients in automating the transmittal of order tickets from the portfolio manager to the trader, and from the trader to back-office personnel. This automation provides more timely execution and a reduction in the likelihood of errors that can result from information being manually entered into different systems.
      Efficient Risk Monitoring and Compliance. Our electronic trading platform offers both institutional investors and broker-dealers an automated audit trail for each stage in the trading cycle. This enables compliance personnel to review information relating to trades more easily and with greater reliability. Trade information including time, price and spread-to-Treasury is stored securely and automatically on our electronic trading platform. These data also represent a valuable source of information for our clients’ compliance personnel. Importantly, we believe the automated audit trail, together with the competitive pricing that is a feature of our electronic trading platform, gives fiduciaries the ability to demonstrate that they have achieved best execution on behalf of their clients.

Other Service Offerings
      In addition to services directly related to the execution of trades, we offer our clients several other services, including:
      Information Services. The information and analytical tools we provide to our clients help them make investment and trading decisions. Our Corporate BondTicker provides access to real-time and historical price, yield and MarketAxess estimated spread-to-Treasuries for publicly disseminated NASD TRACE-eligible bonds. Corporate BondTicker combines publicly-available TRACE data with the prices for trades executed on our U.S. high-grade electronic trading platform, integrating the two data sources and providing real-time TRACE data with associated analytical tools that are not otherwise available. In addition, Corporate BondTicker provides indicative prices for secondary loans and credit default swaps, through arrangements with certain of our broker-dealer clients, and independent credit research. Our electronic trading platform allows institutional investors to compile, sort and use information to discover investment opportunities that might have been difficult or impossible to identify using a manual information gathering process or other electronic services.
      Straight-Through Processing. Straight-through processing refers to the integration of systems and processes to automate the trade process from end-to-end — trade execution, confirmation and settlement — without the need for manual intervention. Our electronic trading platform provides broker-dealers and institutional investors with the ability to automate portions of their transaction processing requirements, improving accuracy and efficiency. Through post-trade messaging, institutional investors receive electronic notices of execution from MarketAxess in industry standard protocols, complete with all relevant trade details. Institutional investors can download trade messages, allocate trades to sub-accounts on whose behalf the trades were made and send the allocations to broker-dealers for confirmation.

Robust, Scalable Technology Platform
      We have developed proprietary technology that is highly secure, fault-tolerant and provides adequate capacity for our current operations, as well as for substantial growth. Our highly scalable systems are designed to accommodate additional volume, products and clients with relatively little modification and low incremental costs.

Proven Innovator with an Experienced Management Team
      Since our inception, we have been an innovator in the fixed-income securities markets. Our management team is comprised of executives with an average of more than 20 years’ experience in the securities industry. We have consistently sought to benefit participants in the markets we serve by attempting to replicate the essential features of fixed-income trading, including the existing relationships between broker-dealers and their institutional investor clients, while applying technology to eliminate weaknesses in traditional trading methods. Euromoney magazine recognized MarketAxess as offering the best multi-dealer trading platform for corporate bonds in 2004 and 2003.
      Some of the innovations we have introduced to electronic trading include:

•	2000 — the first multi-dealer disclosed trading platform for U.S. high-grade corporate bonds;

•	2001 — the first electronic Treasury benchmarking for U.S. high-grade corporate bond trades;

•	2002 — Corporate BondTicker, our information services product, combining NASD TRACE bond data with MarketAxess data and analytical tools;

•	2002 — bid and offer list technology for corporate bond trading, enabling institutional investors to request executable prices for multiple securities simultaneously;

•	2003 — corporate bond swap trading on our European platform, enabling the simultaneous purchase and sale of two different corporate bonds based on the price differential between the securities; and

•	2004 — corporate bond swap trading on our U.S. trading platform, enabling the simultaneous purchase and sale of two different corporate bonds based on the price differential between the securities.
Our Strategy
      Our objective is to provide the leading global electronic trading platform for fixed-income securities, connecting broker-dealers and institutional investors more easily and efficiently, while offering a broad array of services to market participants across the trading cycle. The key elements of our strategy are:

Enhance the Liquidity of Securities Traded on Our Platform and Broaden Our Client Base in Our Existing Markets
      We intend to further enhance the liquidity of securities traded on our leading electronic, multi-dealer to client platform for U.S. and European high-grade corporate bond trading and for the trading of sovereign and corporate bonds issued by entities domiciled in an emerging markets country. Our ability to innovate and efficiently add new functionality and product offerings to the MarketAxess platform will help us deepen our market share with our existing clients, as well as expand our client base, which we believe will in turn lead to even further increases in the liquidity of the securities provided by our broker-dealer clients and available on our platform. We will seek to make our current product offerings on our European electronic trading platform available to our 363 active U.S. institutional investor clients (firms that executed at least one trade through our electronic trading platform between January 2004 and December 2004) and to make our current product offerings on our U.S. electronic trading platform available to our 176 active European institutional investor clients (firms that executed at least one trade through our electronic trading platform between January 2004 and December 2004), in each case subject to regulatory requirements.

Leverage our Existing Technology and Client Relationships to Expand into New Segments of the Fixed-Income Securities Market
      We intend to leverage our technology, as well as our strong broker-dealer and institutional investor relationships, to deploy our electronic trading platform into additional product segments within the fixed-income securities market. In the future, we intend to expand our product offerings to include, among others, credit derivatives. Due in part to our highly scalable systems, we believe we will be able to enter into new markets with relatively little technology modification and low incremental costs.

Continue to Strengthen and Expand our Trade-Related Service Offerings
      We plan to continue building our existing service offerings so that our electronic trading platform is fully integrated into the workflow of our broker-dealer and institutional investor clients. We also plan to continue to add functionality to allow our clients to achieve a fully automated, end-to-end straight-through processing solution (automation from trade initiation to settlement). We are continually considering the introduction of new trading techniques. As an example, we have the technology necessary to offer anonymous trading of fixed-income securities if and when the market opportunity for such a product arises. We may also develop and expand our technology platform in order to create single-dealer technology solutions that we can offer to our broker-dealer clients for internal order management and trade processing.

Expand our Data and Information Services Offerings
      We regularly add new content and analytical capabilities to Corporate BondTicker in order to improve the value of the information we provide to our clients. Examples of added content include pricing for syndicated loans and credit derivatives, and independent credit research. We intend to enter into distribution partnerships with information and data services companies in order to widen the user base of our data products and to continue adding new content and analytical capabilities. In July 2004, we entered into an agreement with Interactive Data Corporation, through its subsidiary, FT Interactive Data, to promote and market Corporate BondTicker. We expect this and other distribution partnerships to broaden our presence in the marketplace and increase our brand awareness. We intend to seek out additional market leaders in various segments of the securities industry and leverage their existing customer bases and distribution channels to further our data services market penetration.
      As use of our electronic trading platform continues to grow, we believe that the amount and value of our proprietary trading data will also increase, further enhancing the value of our information services offerings to our clients.

Pursue Strategic Alliances and Select Acquisitions
      We plan to continue to increase and supplement our internal growth by entering into strategic alliances, or acquiring businesses or technologies, that will enable us to enter new markets, provide new products or services, or otherwise enhance the value of our platform to our clients. As an example, during 2003, we entered into a strategic alliance with BrokerTec USA, L.L.C. and BrokerTec Europe Ltd. (collectively, “BrokerTec”) in order to provide our institutional investor clients with an electronic system to buy and sell U.S. Treasury securities. Although this strategic alliance with BrokerTec terminated effective February 28, 2005, we are working with our broker-dealer clients and others in order to continue to provide our institutional investor clients with an electronic system for the trading of U.S. Treasury securities.

MarketAxess Electronic Trading Platform

Current Markets

U.S. High-Grade Corporate Bonds
      Our U.S. high-grade corporate bond business consists of U.S. dollar-denominated investment-grade debt issued by corporations for distribution in the U.S. Institutional investors based in the U.S., as well as institutional investors located in the U.K., Germany, Belgium, Switzerland, Sweden, Norway, Hong Kong and Singapore have access to U.S. high-grade corporate bond trading on our electronic trading platform. Investment-grade debt typically refers to debt rated BBB- or better by Standard & Poor’s, or Baa3 or better by Moody’s Investor Service. We use the terms high-grade debt and investment-grade debt interchangeably in this annual report on Form 10-K. Our trading volume in the U.S. high-grade corporate bond market increased from $10.0 billion in 2001 to $183.5 billion in 2004. We have not identified a reliable source of data relating to the total volume of client-to-dealer trading in the U.S. high-grade corporate bond market and, therefore, we are unable to determine the portion of this trading that is taking place on our platform. The majority of trading in U.S. high-grade corporate bonds presently is not conducted on our platform.

      We offer our institutional investor clients access to a broad inventory of U.S. high-grade corporate bonds, which is provided and updated daily by our broker-dealer clients. Our electronic trading platform is a multi-dealer disclosed counterparty model, which allows institutional investors to view bids and offers from one or more of our broker-dealer clients while permitting each party to know the identity of its counter-party throughout the trading process. By disclosing the counterparties, the inquiry system on which our trading platform is based combines the strength of existing offline client/dealer relationships with the efficiency and transparency of an electronic trading platform. This enables institutional investors to instantly direct trade inquiries and negotiations to their traditional broker-dealer or to any of the overwhelming majority of the world’s leading broker-dealers who provide liquidity in these securities. Institutional investors have access to the commingled inventory of our broker-dealer clients, representing indicative bids and offers. Each line item of inventory represents an indicative bid and/or offer on a particular bond issue by a particular broker-dealer client. Institutional investor clients are not restricted to trading only the bonds posted as inventory, although many of the trades conducted on our platform are made from the posted inventory. To transact in a specific bond that does not appear in inventory, institutional investors can easily search our database and submit an online inquiry to their chosen broker-dealers, who can respond with live, executable prices. In a single inquiry, institutional investors can request bids or offers from up to all 18 of our U.S. broker-dealer clients. While, on average, institutional investor clients receive several bids or offers from broker-dealers in response to trade inquiries, some inquiries may not receive any bids or offers.
      In the U.S. high-grade corporate bond market, 18 broker-dealers utilize our platform, including the top 10 broker-dealers as ranked by 2004 new-issue underwriting volume. Three hundred sixty-three active institutional investor clients (firms that executed at least one trade through our electronic trading platform between January 2004 and December 2004) utilize our electronic trading platform to trade U.S. high-grade corporate bonds.

European High-Grade Corporate Bonds
      The European high-grade corporate bond market consists of a broad range of products, issuers and currencies. We define the European high-grade corporate bond market generally to consist of bonds intended to be distributed to European investors, primarily bonds issued by European corporations, excluding bonds that are issued by a corporation domiciled in an emerging markets country and most government bonds that trade in Europe. Examples include:

•	bonds issued by European corporations, denominated in any currency;

•	bonds generally denominated in Euros, U.S. dollars or Pounds Sterling, excluding bonds that are issued by a corporation domiciled in an emerging market;

•	bonds issued by supra-national organizations (entities, such as the World Bank, which include a number of central banks or government financial authorities), agencies and governments located in Europe, generally denominated in Euros, U.S. dollars or Pounds Sterling, provided that such currency is not the currency of the country where the bond was issued; and

•	floating-rate notes issued by European corporations.
      MarketAxess Europe Limited, our wholly-owned U.K. subsidiary, commenced operations in August 2001. MarketAxess Europe Limited received Financial Services Authority (“FSA”) regulatory approval and began to offer European secondary trading functionality in U.S. dollar- and Euro-denominated European corporate bonds to our broker-dealer and institutional investor clients in September 2001. In 2002, we added trading in other European high-grade corporate bonds, including bonds issued in Pounds Sterling and floating rate notes. As on our U.S. electronic trading platform, all trading on our European platform is done using a multi-dealer disclosed counterparty model. We offered the first platform in Europe with this capability for corporate bonds.
      In the European high-grade credit market, 18 broker-dealers utilize our platform, including 13 of the top 15 broker-dealers as ranked by 2004 new-issue underwriting volume of European corporate bonds. The 18 broker-dealers who utilize our European platform are: ABN Amro, Banc of America Securities, Barclays,

Bear Stearns, BNP Paribas, Citigroup, Credit Suisse First Boston, Deutsche Bank, DZ Bank AG, Goldman Sachs, HSBC, JPMorgan, Lehman Brothers, Merrill Lynch, Morgan Stanley, The Royal Bank of Scotland, Société Générale and UBS.
      Our 176 active institutional investor clients (firms that executed at least one trade through our electronic trading platform between January 2004 and December 2004) are based outside of the U.S. and utilize our platform for trading European high-grade corporate bonds. On a typical day, institutional investors on our European corporate bond trading platform have access to approximately 18,000 line items of commingled inventory, representing an aggregate of approximately $90 billion of indicative bids and offers. In a single inquiry, institutional investors can request bids or offers from up to six of the broker-dealers who participate on the European platform. While many of the trades conducted on our platform are made from the posted inventory, institutional investor clients are not restricted to trading only the bonds posted as inventory. To transact in a specific bond that does not appear in inventory, institutional investors can submit an online inquiry to their chosen broker-dealers, who can respond with live, executable prices. While, on average, institutional investor clients receive several bids or offers from broker-dealers in response to trade inquiries, some inquiries may not receive any bids or offers. Our 2004 trading volume in the European high-grade corporate bond market was $76.5 billion. We have not identified a reliable source of data relating to the total volume of client-to-dealer trading in the European high-grade corporate bond market and, therefore, we are unable to determine the portion of this trading that takes place on our platform. The majority of trading in European high-grade corporate bonds presently is not conducted on our platform.

Emerging Markets Bonds
      We define the emerging markets bond market generally to include U.S. dollar- or Euro-denominated bonds issued by sovereign entities or corporations domiciled in a developing country. These issuers are typically located in Latin America, Asia, or Central and Eastern Europe. The emerging markets countries whose bonds were most frequently traded on our platform in 2004 were Brazil, Colombia, Mexico, Peru, the Philippines, Russia, Turkey and Venezuela.
      Seventeen of our U.S. broker-dealer clients use our platform to trade sovereign and corporate bonds issued by entities domiciled in an emerging markets country. Many of our institutional investor clients who have access to our U.S. trading platform can trade sovereign and corporate bonds issued by entities domiciled in an emerging markets country. Institutional investor clients can direct an inquiry simultaneously to up to six of the 17 participating broker-dealer clients. While, on average, institutional investor clients receive several bids or offers from broker-dealers in response to trade inquiries, some inquiries may not receive any bids or offers.
      We have not identified a reliable source of data relating to the total volume of client-to-dealer trading in sovereign and corporate bonds issued by entities domiciled in an emerging markets country and, therefore, we are unable to determine the portion of this trading that is taking place on our platform. The majority of trading in sovereign and corporate bonds issued by entities domiciled in an emerging markets country presently is not conducted on our platform.

New Issues
      For newly-issued U.S. high-grade corporate bonds and for newly-issued sovereign and corporate bonds issued by entities domiciled in an emerging markets country, we enable U.S. institutional investors to submit indications of interest on our electronic trading platform directly to the underwriter syndicate desks of our broker-dealer clients. Institutional investors can access the new-issue calendar, prospectuses, transaction terms and online allocations on our platform. Our broker-dealer clients add the indications of interest for new issues submitted on our platform to the indications of interest they receive through traditional offline methods to build their order book for an offering. By making U.S. high-grade new issues available on the MarketAxess platform, issuers and broker-dealers are able to reach a broader base of institutional investors and are able to leverage our technology to efficiently and effectively communicate with institutional investors throughout the offering process. Issuers are also given greater visibility into the number and size of the indications of interest and firm commitments to purchase their bonds. Institutional investors are given another method to gain information regarding, and better access to, new issues.
      In the new-issues market, 11 broker-dealers utilize our platform, all of whom are in the top 20 broker-dealers as ranked by 2004 new-issue underwriting volume and who collectively represented the majority of new-issue underwriting volume in 2004. These dealers also continue to use traditional distribution channels for new issues. All of our U.S. institutional investors have access to our electronic trading platform for new-issue bonds. In 2004, approximately $199 billion of new issues inventory was made available on our platform, representing approximately 45% of all U.S. high-grade corporate bond new issues during the year.

Key Trading Functionalities

Single Inquiry Trading Functionality
      We currently offer institutional investors the ability to request bids or offers in a single inquiry from up to 18 of our broker-dealer clients for U.S. high-grade corporate bonds and from up to six of our broker-dealer clients for European high-grade corporate bonds and for sovereign and corporate bonds issued by entities domiciled in an emerging markets country. Institutional investors can obtain bids or offers on any security posted in inventory or included in the database available on our platform. Institutional investors can choose when they would like the broker-dealers’ prices or spreads to be returned to them, in order to have the ability to see all executable prices available at the same time. As part of the price discovery process, institutional investors and broker-dealers can also see the transaction history of the security they are buying or selling by accessing Corporate BondTicker before executing a transaction.

List Trading Functionality
      We currently offer institutional investors the ability to request bids or offers on a list of up to 25 different bonds in the U.S. high-grade corporate bond market and up to ten different bonds in the European high-grade corporate bond market. This facilitates efficient trading for institutional investors such as mutual funds and hedge funds. Institutional investors are able to have multiple lists executable throughout the trading day, enabling them to manage their portfolio duration, and credit and sector exposure.

Swap Trading Functionality
      We currently offer institutional investors the ability to request an offer to purchase one bond and a bid to sell another bond, in a manner such that the two trades will be executed simultaneously, with payment based on the price or yield differential of the securities. This functionality is currently available for U.S. high-grade corporate bonds, European high-grade corporate bonds, sovereign and corporate bonds issued by entities domiciled in an emerging markets country, and transactions involving a U.S. high-grade bond with a U.S. government bond.

Information and Analytical Tools

Corporate BondTickertm
      Corporate BondTicker provides real-time NASD TRACE data and enhances it with MarketAxess trade data and analytical tools to provide professional market participants with a comprehensive set of corporate bond price information. The data include trade time and sales information, including execution prices, as well as MarketAxess-estimated spread-to-Treasuries, for trades disseminated by the NASD TRACE system. The data also include actual execution prices and spread-to-Treasury levels for U.S. high-grade corporate bond trades executed on the MarketAxess platform. Corporate BondTicker allows institutional investors to search for and sort bonds based upon specific criteria, such as volume, time/date of transaction, spread change, issuer or security. This search function allows institutional investors to compile information relating to potential securities trades in a fraction of the time that it takes to manually compile this information from disparate sources or other electronic databases, including direct TRACE feeds. In addition, Corporate BondTicker provides independent credit research, as well as indicative prices for secondary markets in loans and credit default swaps.

      TRACE facilitates the mandatory reporting of over-the-counter secondary market transactions in eligible fixed-income securities. All broker-dealers that are NASD member firms have an obligation to report transactions in corporate bonds to TRACE under a set of rules approved by the U.S. Securities and Exchange Commission (“SEC”). The NASD then publicly disseminates a portion of this data, which is available free of charge on a delayed basis through the NASD website or available immediately for a set fee.
      Corporate BondTicker is integrated directly into the MarketAxess electronic trading platform and can be seamlessly accessed, either when viewing securities inventory or when launching an inquiry. Corporate BondTicker is also available through the Internet for non-trading professional market participants, including, among others, research analysts and rating agencies, who can log in and access the information via an easy-to-use browser-based interface.
      We provide Corporate BondTicker as an ancillary service to our trading clients and also to other industry participants. We derive revenues from our Corporate BondTicker service by charging for seat licenses per user at our broker-dealer and institutional investor clients, through distribution agreements with other information service providers and through bulk data sales to third parties. Seat license fees from institutional investor clients are waived for clients that transact a sufficient volume of trades through MarketAxess.
      We have recently added additional analytical capabilities to our information services offerings that aim to provide clients with more information about bond prices and market activity, including asset swap spreads, turnover percentage and liquidity ratios. These statistics measure a security’s trading activity relative to its amount outstanding and relative to the overall market, respectively, providing an additional perspective on relative liquidity. In addition, we provide pricing measures to help institutional investors better assess the relative value of a corporate bond, providing more consistent relative pricing information for institutional investors, such as offering spread data versus the interest rate swap curve and versus the U.S. Treasury curve. Users are also able to download a variety of MarketAxess-compiled trade reports containing a comprehensive review of trading activity. Corporate BondTicker is currently the source of corporate bond trading information for The Wall Street Journal.

My Portfolio
      Institutional investors are able to upload their corporate bond portfolio onto our electronic trading platform utilizing the “My Portfolio” trading feature. Institutional investors who utilize “My Portfolio” benefit from the ability to automatically match inventory on our platform to bonds held in their portfolio, allowing them to more efficiently launch an inquiry and transact in these securities. Users of this feature can also directly access Corporate BondTicker to obtain the trading history of the securities in their portfolio.

MarketAxess Research
      MarketAxess Research provides fixed-income, macroeconomic and strategy research reports offered by 11 of our broker-dealer clients: ABN Amro, Banc of America Securities, Bear Stearns, BNP Paribas, Credit Suisse First Boston, Deutsche Bank, HSBC, JPMorgan, Lehman Brothers, Morgan Stanley and UBS. These broker-dealers determine which research reports to make available on our platform and when they will be made available. Users of this service benefit from being able to access these reports in one place, rather than having to go to multiple broker-dealer websites. In addition, clients can utilize advanced search capabilities for finding content and can customize the look and feel of the research views, as well as create e-mail driven research alerts.

Straight-Through Processing
      Straight-through processing refers to the integration of systems and processes to automate the trade process from end-to-end — trade execution, confirmation and settlement — without the need for manual intervention. There are two elements of straight-through processing: internal straight-through processing and external straight-through processing. Internal straight-through processing relates to the trade and settlement processes that are internal to an industry participant. For example, in the case of an institutional investor, this includes authorization of orders, placement of orders with broker-dealers, receipt of execution details and allocation of trades. External straight-through processing refers to connecting seamlessly to all external counterparts in the trading and settlement process.
      Post-trade processing, which is an important part of the trading cycle, generally entails significant cost and risk of error and consequent failure in trade settlement. Automation by way of straight-through processing improves the efficiency of the trade cycle. We provide broker-dealers and institutional investors with a range of tools that facilitate straight-through processing, including easy-to-use online allocation tools and post-trade messaging features that enable institutional investors to communicate electronically between front-and back-office systems, thereby integrating the order, portfolio management and accounting systems of our broker-dealer and institutional investor clients in real time. Our straight-through processing tools can be customized to meet specific needs of clients. We continue to build industry partnerships to assist our clients in creating connectivity throughout the trade cycle. Through these partnerships, we are increasingly providing solutions that can quickly be deployed within our clients’ trading operations.
Dependence on Our Broker-Dealer Clients Who Are Also Our Stockholders

Revenues
      We have historically earned most of our commissions and most of our revenues from the nine clients (ABN Amro, BNP Paribas, Banc of America, Bear Stearns, Credit Suisse First Boston, Deutsche Bank, JPMorgan, Lehman Brothers and UBS) that are (or whose affiliates are) our stockholders. Affiliates of most of our broker-dealer clients are also among our institutional investor clients. Information relating to the percentage of our commissions and the percentage of our revenues generated by these nine broker-dealer clients is provided in the chart below:

	Year Ended December 31,

	2004	2003	2002

Percentage of commissions generated by broker-dealer client stockholders and their respective affiliates	57.7%	62.5%	79.0%
Percentage of total revenues generated by broker-dealer client stockholders and their respective affiliates	53.6%	57.0%	66.4%
      Our broker-dealer clients are not restricted from buying and selling fixed-income securities, directly or through their own proprietary or third-party platforms, with institutional investors. For more information, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Risk Factors That May Affect Future Results — We are dependent on our broker-dealer clients, nine of which are also our stockholders, who are not restricted from buying and selling fixed-income securities, directly or through their own proprietary or third-party platforms, with institutional investors.”

Board of Directors
      We currently have nine directors, eight of whom are not our employees. Of the eight non-employee directors, two are employees of entities that are affiliates of broker-dealer clients and stockholders of MarketAxess, although these entities do not have the contractual right to designate members of our Board of Directors.

Other Businesses
      Our broker-dealer clients currently trade fixed-income securities by means other than our electronic trading platform and we expect them to continue to do so in the future. Our broker-dealer clients buy and sell fixed-income securities directly with their clients through traditional bond trading methods, including telephone conversations, e-mail messaging and other electronic means of communication, including proprietary, single-dealer systems.

      We cannot be assured that such broker-dealers’ primary commitments will not be to one of our competitors. Other companies, including some in which certain of our broker-dealer clients or their affiliates have invested, have developed electronic trading platforms or have announced their intention to explore the development of electronic trading platforms that compete or will compete with us. Furthermore, our broker-dealer clients or their affiliates have made, or may in the future make investments in or enter into agreements with other businesses that directly or indirectly compete with us.

Stock Ownership by Our Broker-Dealer Clients
      Nine of our broker-dealer clients (ABN Amro, BNP Paribas, Banc of America, Bear Stearns, Credit Suisse First Boston, Deutsche Bank, JPMorgan, Lehman Brothers and UBS), or their affiliates, are stockholders of ours. As of December 31, 2004, these nine broker-dealer clients own 19,674,861 shares of our common stock, our non-voting common stock and shares of our common stock issuable upon exercise of warrants, representing approximately 45.0% of our outstanding common stock. To the extent that some or all of these broker-dealer clients or their affiliates vote similarly, they are likely to be able to influence decisions requiring approval by our stockholders.

Conflicts of Interest
      For more information concerning the potential conflicts of interest that may arise as a result of the various roles (broker-dealer client and stockholder) played by certain of our broker-dealer clients, please see the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Risk Factors That May Affect Future Results — Risks Related to the Potential Conflicts of Interest With Our Broker-Dealer Clients Who Are Also Our Stockholders.”

Sales and Marketing
      We promote our products and services using a variety of direct and indirect sales and marketing strategies. Our sales force of 16 people located in the U.S. and seven persons located in the U.K. is organized into three teams: U.S. client sales, European client sales, and dealer relation groups both in the U.S. and Europe. They are responsible for client acquisition activity and for increasing use of our platform by our existing clients. Their goal is to train and support existing and new clients on how to use the system and to educate them as to the benefits of utilizing an electronic fixed-income trading platform. We employ various strategies, including advertising, direct marketing, promotional mailings and participation in industry conferences, to increase awareness of our brand and our electronic trading platform. For example, we have worked with The Wall Street Journal to establish Corporate BondTicker as the source of information for its daily corporate bond and high-yield tables.
Competition
      The electronic trading industry is highly competitive and we expect competition to intensify in the future. We face four main areas of competition:

•	Telephone — We compete with bond trading business conducted over the telephone between broker-dealers and their institutional investor clients. Institutional investors have historically purchased fixed-income securities by telephoning bond sales professionals at one or more broker-dealers and inquiring about the price and availability of individual bonds. This remains the manner in which the majority of corporate bonds are still traded between institutional investors and broker-dealers.

•	E-mail — We compete with bond trading business conducted via e-mail between broker-dealers and their institutional investor clients. E-mail provides an efficient means of initiating product and price discovery with a large universe of potential trading partners.

•	Other electronic trading platforms — There are numerous other electronic trading platforms currently in existence. These include Thomson TradeWeb, a multi-dealer to institutional investor trading platform that has historically focused on government bond trading, and Bloomberg, which provides electronic trading functionality. Thomson TradeWeb has launched an electronic corporate bond trading platform. In addition, some broker-dealers operate proprietary electronic trading systems that enable institutional investors to trade directly with a broker-dealer over an electronic medium. We believe that we are currently the only platform primarily focused on multi-party disclosed trading of credit products between broker-dealers and institutional investors, though others have or may seek to expand their product offerings to compete in this market. Additionally, as we expand our business into new products, we will likely come into more direct competition with other electronic trading platforms.

•	Market data and information vendors — Several large market data and information providers currently have a data and analytics relationship with virtually every institutional firm. Some of these entities currently offer varying forms of electronic trading of fixed-income securities, mostly on a single-dealer basis. Some of these entities have announced their intention to expand their electronic trading platforms or to develop new platforms. These entities are currently direct competitors to our information services and may in the future become direct competitors to our electronic trading platform.

      Competitors, including companies in which some of our broker-dealer clients have invested, have developed electronic trading platforms or have announced their intention to explore the development of electronic trading platforms that compete or will compete with us. Furthermore, our broker-dealer clients have made, or may in the future make investments in or enter into agreements with other businesses that directly or indirectly compete with us.
      In general, we compete on the basis of a number of key factors, including:

•	liquidity provided on the platform;

•	magnitude and frequency of price improvement;

•	facilitating the quality and speed of execution;

•	total transaction costs;

•	technology capabilities, including the ease of use of our electronic trading platform; and

•	range of products and services offered.
      We believe that we compete favorably with respect to these factors. Our trading volume and client acceptance have grown significantly over the past two years and we continue to proactively build technology solutions that serve the needs of the credit markets.
      Our competitive position is also enhanced by the familiarity and integration of our broker-dealer and institutional investor clients with our electronic trading platform and other systems. We have focused on the unique aspects of the credit markets we serve in the development of our platform, working closely with our clients to provide a system that is suited to their needs.
      Furthermore, our broker-dealer clients have invested in building application programming interfaces with us for inventory contributions, electronic trading, government bond benchmark pricing and post-trade messaging. We believe that we have successfully built deep roots with our broker-dealer clients, increasing our level of service to them while at the same time increasing their commitment to our services.
      Many of our current and potential competitors are more established and substantially larger than we are and have substantially greater market presence, as well as greater financial, engineering, technical, marketing and other resources. These competitors may aggressively reduce their pricing to enter into market segments in which we have a leadership position today, potentially subsidizing any losses with profits from trading in other securities. In addition, many of our competitors offer a wider range of services, have broader name recognition and have larger customer bases than we do. Some of them may be able to respond more quickly to new or evolving opportunities, technologies and customer requirements than we can and may be able to undertake more extensive promotional activities.

      Any combination of our competitors or our current broker-dealer clients may enter into joint ventures or consortia to provide services similar to those provided by us. Current and new competitors can launch new platforms at a relatively low cost. Others may acquire the capabilities necessary to compete with us through acquisitions. Significant consolidation has occurred in our industry and these firms, as well as others that may undertake such consolidation in the future, are potential competitors of ours.
Technology
      The design and quality of our technology are critical to our growth and our ability to execute our business strategy. Our electronic trading platform has been designed with secure, scalable, client-server architecture that makes broad use of distributed computing to achieve speed, reliability and fault tolerance. The platform is built on industry-standard technologies.
      All critical server-side components, primarily our networks, application servers and databases, have backup equipment running in case the main equipment fails. This offers fully redundant system capacity to maximize uptime and minimize the potential for loss of transaction data in the event of an internal failure. We also seek to minimize the impact of external failures by automatically recovering connections in the event of a communications failure. The majority of our broker-dealer clients have dedicated T-1 lines to our network in order to provide fast data transfer. Our security measures include industry-standard communications encryption.
      We have designed our application with an easy-to-use, Windows-based interface. Through a secure, single sign-on, our clients are able to access our electronic trading platform. We provide users an automatic software update feature which does not require manual intervention.
      We have completed the transition to new internally-developed software for our U.S. high-grade corporate, emerging markets and European bond platforms. The new trading platforms incorporate the feedback we have received from our broker-dealer and institutional investor clients. We expect that the new platforms will offer enhanced functionality and greater ease-of-use. Additionally, they will consolidate separate trading protocols and systems, thereby reducing the ongoing development and maintenance costs associated with maintaining multiple technology platforms. The new platforms have been designed initially to handle six times our current trading volume.
Intellectual Property
      We rely upon a combination of copyright, patent, trade secret and trademark laws, written agreements and common law to protect our proprietary technology, processes and other intellectual property. Our software code, elements of our electronic trading platform, Web site and other proprietary materials are protected by copyright laws. We currently have five patent applications pending, covering certain aspects of our business.
      The written agreements upon which we rely to protect our proprietary technology, processes and intellectual property include agreements designed to protect our trade secrets. Examples of these written agreements include third party nondisclosure agreements, employee nondisclosure and inventions assignment agreements, and agreements with customers, contractors and strategic partners. Other written agreements upon which we rely to protect our proprietary technology, processes and intellectual property take many forms, and contain provisions related to patent, copyright, trademark or trade secret rights.
      We have obtained U.S. federal registration of the MarketAxess® name and logo, and the same mark and logo have been registered in several foreign jurisdictions. We have pending registrations for the MarketAxess®) name and logo in several other foreign jurisdictions. In addition, we have obtained U.S. federal registration for the marks AutoSpotting®, BondLink® and Actives® and associated designs, and have applied for U.S. federal registration of the mark “FrontPage.” “Corporate BondTicker” is a trademark we use, but it has not been registered.
      In addition to our efforts to register our intellectual property, we believe that factors such as the technological and creative skills of our personnel, new service developments, frequent enhancements and reliability with respect to our services are essential to establishing and maintaining a technology and market leadership position.

Government Regulation
      The securities industry and financial markets in the U.S. and elsewhere are subject to extensive regulation. As a matter of public policy, regulatory bodies in the U.S. and the rest of the world are charged with safeguarding the integrity of the securities and other financial markets and with protecting the interests of investors participating in those markets. Our active broker-dealer subsidiaries fall within the scope of their regulations.
      Our electronic trading platform facilitates broker-dealers completing trades with their institutional investor clients. With limited exceptions, we are not a party to these trades, we do not hold any bonds in inventory, we are not directly involved in the clearance or settlement of trades and we take no custody of client funds or securities.

Regulation of the U.S. Securities Industry and Broker-Dealers
      In the U.S., the SEC is the governmental agency responsible for the administration of the federal securities laws. Our U.S. subsidiary, MarketAxess Corporation, is registered with the SEC as a broker-dealer. It is also a member of the NASD, a self-regulatory organization to which most broker-dealers belong. In addition, MarketAxess Corporation is a member of the Securities Investor Protection Corporation, which provides certain protection for clients’ accounts in the event of a liquidation of a broker-dealer to the extent any such accounts are held by the broker-dealer.
      Finally, MarketAxess Corporation is registered with certain states and the District of Columbia as a broker-dealer. The states and the District of Columbia are responsible for the administration of their respective “blue sky” laws, rules and regulations.

Regulation of the Non-U.S. Securities Industries and Investment Service Providers
      The securities industry and financial markets in the U.K., the European Union and elsewhere are subject to extensive regulation. MarketAxess Europe Limited may fall within the scope of those regulations depending upon the extent to which it is characterized as providing a regulated investment service.
      Our principal regulator in the U.K. is the FSA. Our subsidiary, MarketAxess Europe Limited, is registered as a dealer with the FSA.
      The securities industry in the member states of the European Union is regulated by agencies in each member state. European Union measures provide for the mutual recognition of regulatory agencies and of prudential supervision making possible the grant of a single authorization for providers of investment services which, in general, is valid throughout the European Union. As an FSA-approved dealer, MarketAxess Europe Limited receives the benefit of this authorization.
Employees
      As of December 31, 2004, we had 172 employees, 145 of whom were based in the U.S. and 27 of whom were based in the U.K. None of our employees is represented by a labor union. We consider our relationships with our employees to be good and have not experienced any interruptions of operations due to labor disagreements.
Company Information
      Our Internet website address is www.marketaxess.com. Through our Internet website, we will make available, free of charge, the following reports as soon as reasonably practicable after electronically filing them with, or furnishing them to, the SEC: our annual report on Form 10-K; our quarterly reports on Form 10-Q; our current reports on Form 8-K; and amendments to those reports filed or furnished pursuant to Section 13(a) of the Securities Exchange Act of 1934. Our Proxy Statements for our Annual Meetings are also available through our Internet website. Our Internet website and the information contained therein or connected thereto are not intended to be incorporated into this Annual Report on Form 10-K.

      You may also obtain copies of our reports without charge by writing to:
          MarketAxess Holdings Inc.
          140 Broadway
          New York, NY 10005
          Attn: Investor Relations
      In addition, our Board of Directors has standing Audit, Compensation and Nominating Committees. Each of these committees has a written charter approved by our Board of Directors. Our Board of Directors has also adopted a set of Corporate Governance Guidelines. Copies of each committee charter, along with the Corporate Governance Guidelines, are also posted on our web site. The information on our corporate web site is not incorporated by reference into this report.
      We have obtained federal registration of the MarketAxess® name and logo, as well as for the marks Auto-Spotting®, BondLink® and Actives® and have applied for U.S. federal registration of the mark “FrontPage.” Other trademarks and service marks appearing in this annual report on Form 10-K are the property of their respective holders.

Item 2.	Properties
      Our corporate headquarters and principal U.S. offices are located at 140 Broadway, New York, New York, where we lease the entire 42nd floor, which is approximately 24,000 square feet. This lease expires in February 2010. In addition, we lease another 17,000 square feet at 350 Madison Avenue, New York, New York, which we currently sublet. The lease expires in April 2011. MarketAxess Europe Limited’s headquarters and principal offices are located at 71 Fenchurch Street, London, England, where we lease the entire 9th and 10th floors, which are approximately 4,700 square feet per floor. This lease expires in November 2015. MarketAxess Europe Limited sublets the 9th floor and was notified in November 2004 that the sublessee will exercise its termination right and will vacate the premises in May 2005. Our current intention is to reoccupy the 9th floor upon such event.

Item 3.	Legal Proceedings
      We are not currently a party to any material legal proceedings. We may be subject to various claims and legal actions arising in the ordinary course of business.

Item 4.	Submission of Matters to a Vote of Security Holders
      No matters were submitted to security holders for a vote during the fourth quarter of our fiscal year ended December 31, 2004.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Price Range
      Our common stock commenced trading on the NASDAQ National Market under the symbol “MKTX” on November 5, 2004. Prior to that date, there was no public market for our common stock. On November 4, 2004, the registration statement relating to our initial public offering was declared effective by the SEC. The high and low bid information for our common stock, as reported by NASDAQ, was as follows:

November 5, 2004
to
December 31, 2004

High	Low

$24.41	$12.75
      On March 28, 2005, the last reported closing price of our common stock on the NASDAQ National Market was $10.26.
Holders
      There were approximately 188 holders of record of our common stock as of March 28, 2005.
Dividend Policy
      We have not declared or paid any cash dividends on our capital stock since our inception. We intend to retain future earnings to finance the operation and expansion of our business and do not anticipate paying any cash dividends in the foreseeable future.
      In the event we decide to declare dividends on our common stock in the future, such declaration will be subject to the discretion of our Board of Directors. Our Board may take into account such matters as general business conditions, our financial results, capital requirements, contractual, legal, and regulatory restrictions on the payment of dividends by us to our stockholders or by our subsidiaries to us and any such other factors as our Board may deem relevant.
Use of Proceeds
      On November 4, 2004, the registration statement relating to our initial public offering (No. 333-112718) was declared effective. We received net proceeds from the sale of the shares of our common stock in the offering of $53.9 million, at an initial public offering price of $11.00 per share, after deducting underwriting discounts and commissions and estimated offering expenses. Additionally, prior to the closing of the initial public offering, all outstanding shares of convertible preferred stock were converted into 14,484,493 shares of common stock and 4,266,310 shares of non-voting common stock.
      The underwriters for our initial public offering were Credit Suisse First Boston LLC, J.P. Morgan Securities Inc., Banc of America Securities LLC, Bear, Stearns & Co. Inc. and UBS Securities LLC.
      All of the underwriters are affiliates of some of our broker-dealer clients and affiliates of some our institutional investor clients. In addition, affiliates of all the underwriters are stockholders of ours.
      Except for salaries, and reimbursements for travel expenses and other out-of-pocket costs incurred in the ordinary course of business, none of the proceeds from the offering have been paid by us, directly or indirectly, to any of our directors or officers or any of their associates, or to any persons owning ten percent or more of our outstanding stock or to any of our affiliates. As of December 31, 2004, we have not used any of the net proceeds from the initial public offering for product development costs, sales and marketing activities and working capital. We have invested the proceeds from the offering in cash and cash equivalents and short-term marketable securities pending their use for these or other purposes.

Recent Sales of Unregistered Securities
      Between January 2003 and December 2004, we issued an aggregate of 98,161 shares of common stock to 11 former employees and one current employee upon exercise of vested stock options. The shares were issued at an average price of approximately $3.10 per share for total proceeds of $0.3 million.
Securities Authorized For Issuance Under Equity Compensation Plans
      The following table provides certain information regarding common stock authorized for issuance under our equity compensation plans, as of December 31, 2004.
Equity Compensation Plan Information

			Number of Securities
			Remaining Available for
	Number of Securities		Future Issuance under
	to be Issued upon	Weighted-Average	Equity Compensation
	Exercise of	Exercise Price of	Plans (Excluding
	Outstanding Options,	Outstanding Options,	Securities Reflected
	Warrants and Rights	Warrants and Rights	in Column (a))
Plan Category	(a)	(b)	(c)

Equity compensation plans approved by stockholders(1)	4,018,693	$5.71	3,011,839
Equity compensation plans not approved by stockholders(2)	888,889	$2.70	—

Total	4,907,582	$5.17	3,011,839

(1)	These plans consist of the Company’s 2004 Stock Incentive Plan, 2001 Stock Incentive Plan and 2000 Stock Incentive Plan.

(2)	Represents the grant of a stock option to a senior officer. This option is now fully vested.
Issuer Purchases of Equity Securities
      We did not repurchase any of our securities during any month within the quarter ended December 31, 2004.

Item 6.	Selected Financial Data
      The selected statement of operations data for each of the years ended December 31, 2004, 2003 and 2002 and the selected balance sheet data as of December 31, 2004 and 2003 have been derived from our audited financial statements included elsewhere in this Form 10-K. The selected statement of operations data for the year ended December 31, 2001 and for the period from April 11, 2000 (date of inception) through December 31, 2000, and the balance sheet data as of December 31, 2002, 2001 and 2000 have been derived from our audited financial statements not included in this Form 10-K.

					April 11, 2000
					(Date of
					Inception)
	Year Ended December 31,				through
					December 31,
	2004	2003	2002	2001	2000

	(In thousands, except share and per share data)
Statement of Operations Data:
Revenues
Commissions
U.S. high-grade	$45,465	$40,310	$13,390	$3,392	$47
European high-grade	15,142	7,126	975	47	—
Other(1)	7,565	5,364	1,190	833	—

Total commissions	68,172	52,800	15,555	4,273	47
Information and user access fees	2,713	1,144	287	13	—
License fees	3,143	4,145	924	—	—
Interest income	882	371	742	2,132	1,666
Other(2)	887	—	1,193	181	—

Total revenues	75,797	58,460	18,701	6,598	1,713

Expenses
Employee compensation and benefits	33,146	26,860	24,290	24,356	5,862
Depreciation and amortization	3,468	4,688	6,658	5,127	1,446
Technology and communications	6,402	4,755	3,943	5,240	2,304
Professional and consulting fees	4,908	4,180	4,699	12,903	5,005
Warrant-related expense(3)	2,524	5,400	8,624	7,484	15
Marketing and advertising	2,530	2,292	2,588	1,780	235
Moneyline revenue share	1,240	1,806	708	408	—
Restructuring charges	—	—	(674)	8,244	—
General and administrative	4,263	4,077	3,941	6,153	3,681

Total expenses	58,481	54,058	54,777	71,694	18,548

Income (loss) before taxes	17,316	4,402	(36,076)	(65,096)	(16,835)
Provision (benefit) for income taxes(4)	(41,330)	190	—	—	—

Net income (loss)(4)	$58,646	$4,212	$(36,076)	$(65,096)	$(16,835)

Net income (loss) per common share(5):
Basic	$6.90	$(2.20)	$(14.39)	$(24.08)	$(7.53)
Diluted	$1.91	$(2.20)	$(14.39)	$(24.08)	$(7.53)
Weighted average number of shares of common stock outstanding:
Basic	7,097,682	3,288,464	3,290,326	3,097,994	2,573,979
Diluted	30,638,644	3,288,464	3,290,326	3,097,994	2,573,979

	As of December 31,

	2004	2003	2002	2001	2000

	(In thousands)
Balance Sheet Data:
Cash, cash equivalents and short-term investments	$103,449	$36,182	$23,806	$37,200	$49,927
Working capital	103,996	31,884	20,140	30,588	43,944
Total assets	176,705	57,183	39,437	56,042	55,532
Total redeemable convertible preferred stock	—	159,664	148,209	128,527	67,555

					April 11, 2000
	Year Ended December 31,				(Date of Inception)
					through
	2004	2003	2002	2001	December 31, 2000

	(In billions)
Trading Volume Data:
U.S. high-grade	$183.5	$140.3	$39.4	$10.0	$0.2
European high-grade	76.5	31.8	4.2	0.2	—
Other(1)	38.1	20.1	4.8	1.5	—

Total	$298.1	$192.2	$48.4	$11.7	$0.2

(1)	Other commissions consist primarily of commissions from the trading of emerging markets and new issues bonds. Other trading volume refers to the volume of bonds traded of the aforementioned types.

(2)	Other revenues consist primarily of telecommunications line charges to broker-dealer clients, other miscellaneous revenues and, in 2002, insurance proceeds.

(3)	Warrant-related expense is the expense associated with the allocation of warrants to purchase shares of our common stock issuable pursuant to a warrant issued to six of our broker-dealer clients at the time they made an equity investment in us. The total number of shares underlying the warrant is 5,000,002. While the warrant was expensed each quarter, this was a non-cash expense that varied with the underlying fair market value of our common stock. The final share allocations under the warrant program occurred on March 1, 2004. Accordingly, we will no longer record any expense related to this warrant.

(4)	During the year ended December 31, 2004, we reduced the valuation allowance relating to our deferred tax assets by $46.2 million from $64.3 million to $18.1 million. Due to the fact that we had achieved multiple quarters of profitability, it became more likely than not that we would be able to utilize our net operating loss carryforwards. We also determined that it was more likely than not that all of the temporary differences relating to the deductibility of certain expenses for book and tax purposes, including the warrant-related expense, would be utilized prior to expiration. We also recognized $1.6 million in tax credits and a reversal of a prior year overstatement of $1.0 million. Without giving effect to the reduction of the valuation allowance, tax credits and reversal, our net income for the year ended December 31, 2004 would have been $9.9 million.

(5)	Includes the effect of dividends accrued on our redeemable convertible preferred stock. We have not included dilutive net income (loss) per common share for periods in which we had a net loss, as the effect would have been anti-dilutive. Upon completion of our initial public offering, all outstanding shares of redeemable convertible preferred stock and convertible preferred stock were converted into 14,484,493 shares of common stock and 4,266,310 shares of non-voting common stock.

(6)	Working capital is defined as current assets minus current liabilities. Current assets consist of Cash and cash equivalents, Short-term investments, Securities and cash provided as collateral, Accounts receivable, and Prepaid expenses. Current liabilities consist of Accrued employee compensation, Deferred license revenue, and Accounts payable, accrued expenses and other liabilities.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
      You should read the following discussion and analysis of our financial condition and results of operations in conjunction with “Selected Financial Data” and our consolidated financial statements and related notes included elsewhere in this Form 10-K. In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth under “— Risk Factors That May Affect Future Results” and elsewhere in this Form 10-K.
Executive Summary
      MarketAxess operates one of the leading platforms for the electronic trading of corporate bonds and certain other types of fixed-income securities. Through our platform, 539 active institutional investor client firms (firms that executed at least one trade through our electronic trading platform between January 2004 and December 2004) can access the aggregate liquidity provided by the collective interest of our 22 broker-dealer clients in buying or selling bonds through our platform. Our active institutional investor clients include investment advisers, mutual funds, insurance companies, public and private pension funds, bank portfolios and hedge funds. We also provide data and analytical tools that help our clients make trading decisions and we facilitate the trading process by electronically communicating order information between trading counterparties. Our revenues are primarily generated from the trading of U.S. and European high-grade corporate bonds.
      Our multi-dealer trading platform allows our institutional investor clients to simultaneously request competing, executable bids or offers from our broker-dealer clients and execute trades with the broker-dealer of their choice from among those that choose to respond. We offer our broker-dealer clients a solution that enables them to efficiently reach our institutional investor clients for the distribution and trading of bonds. In addition to U.S. high-grade corporate bonds and European high-grade corporate bonds, we also offer our clients the ability to trade emerging markets bonds, which we define as sovereign and corporate bonds issued by entities domiciled in an emerging markets country, including both investment-grade and non-investment grade debt.
      The majority of our revenues are derived from commissions for trades executed on our platform that are billed to our broker-dealer clients on a monthly basis. We also derive revenues from information and user access fees, license fees and other income. Our expenses consist of employee compensation and benefits, depreciation and amortization, technology and communication expenses, professional and consulting fees, warrant-related expense, marketing and advertising and other general and administrative expenses.
      Based on our limited operating history, we will encounter risks and difficulties frequently experienced by companies in rapidly evolving industries, such as the electronic financial services industry. These risks and difficulties include, but are not limited to, our ability to:

•	attract and retain broker-dealer and institutional investor clients;

•	deliver, expand and enhance reliable and cost-effective product and service offerings;

•	respond effectively to competition;

•	diversify our sources of revenues;

•	maintain adequate control of our expenses; and

•	attract and retain personnel.
      We operate in a highly competitive business environment. In particular, we compete with bond trading business conducted over the telephone between broker-dealers and their institutional investor clients. Institutional investors have historically purchased fixed-income securities by contacting bond sales professionals at one or more broker-dealers by telephone or e-mail and inquiring about the price and availability of individual bonds. This remains the manner in which the majority of corporate bonds are traded between institutional investors and broker-dealers. In addition, there are numerous other electronic trading platforms currently in existence. These include Thomson TradeWeb, a multi-dealer to institutional investor trading platform, and Bloomberg, which provides electronic trading functionality.
      We believe that we compete favorably on the basis of several factors, including the liquidity provided on our platform, the magnitude and frequency of price improvement enabled by our platform, the quality and speed of execution, total transaction costs, technological capabilities, including the ease of use of our trading platform, and the range of our products and services. We also believe that we are well positioned to respond to future challenges due to the experience and continuity of our senior management team.
      We seek to grow and diversify our revenues by capitalizing on our status as the operator of a leading platform for the electronic trading of corporate bonds and certain other types of fixed-income securities. The key elements of our strategy are:

•	to innovate and efficiently add new functionality and product offerings to the MarketAxess platform which we believe will help us increase our market share with existing clients, as well as expand our client base;

•	to leverage our technology, as well as our strong broker-dealer and institutional investor relationships, to deploy our electronic trading platform into additional product and client segments within the fixed-income securities markets;

•	to continue building our existing service offerings so that our electronic trading platform is fully integrated into the workflow of our broker-dealer and institutional investor clients and to continue to add functionality to allow our clients to achieve a fully automated end-to-end straight-through processing solution (automation from trade initiation to settlement);

•	to add new content and analytical capabilities to Corporate BondTicker in order to improve the value of the information we provide to our clients; and

•	to continue to supplement our internal growth by entering into strategic alliances, or acquiring businesses or technologies that will enable us to enter new markets, provide new products or services, or otherwise enhance the value of our platform to our clients.
History
      MarketAxess was formed in April 2000, and pilot trading on our fully disclosed multi-dealer platform began in October 2000. We launched trading on our electronic platform in January 2001 with eight broker-dealer clients. Since that time, our broker-dealer clients have grown to include 22 of the leading securities firms. Our broker-dealer clients currently are: ABN Amro, Banc of America Securities, Barclays, Bear Stearns, BNP Paribas, Citigroup, Credit Suisse First Boston, Deutsche Bank, DZ Bank AG, First Tennessee National, Goldman Sachs, HSBC, ING Financial Markets, JPMorgan, Lehman Brothers, Merrill Lynch, Morgan Stanley, The Royal Bank of Scotland, Santander Investment Securities, Société Générale, UBS and Wachovia.
      In March 2001, we acquired Trading Edge, Inc. (“Trading Edge”), the operator of an anonymous trading platform for U.S. corporate bonds, convertible bonds, municipal bonds, and sovereign and corporate bonds issued by entities domiciled in emerging markets. In an anonymous platform, the identities of buyers and sellers of securities are not disclosed to each other. Rather, the broker-dealer stands between buyers and sellers, acting as riskless principal to both sides of each transaction. Two clearing brokers cleared all trades executed on the Trading Edge platform. The MarketAxess platform differs from the Trading Edge platform in that trading on the MarketAxess platform is conducted on a fully-disclosed basis, where buyers and sellers are aware of the other’s identity. Trades executed on the MarketAxess platform are settled directly between the buyer and the seller, with no credit risk exposure to MarketAxess.
      In May 2001, we decided to halt development efforts for the convertible bond trading platform, while continuing to operate that platform with its existing functionality. In October 2001, we decided to terminate the municipal bond trading platform. The decisions with respect to the convertible bond and municipal bond trading platforms were not contemplated at the time of the Trading Edge acquisition and resulted from lower than anticipated trading volumes on these platforms. We currently maintain an anonymous trading platform capability for U.S. corporate bonds, convertible bonds, and sovereign and corporate bonds issued by entities domiciled in an emerging markets country, although it is dormant.
      In August 2001, one of our U.K. subsidiaries, MarketAxess Europe Limited, began operations with secondary electronic trading in U.S. dollar-denominated and Euro-denominated corporate bonds.
      In February 2002, we reorganized into MarketAxess Holdings Inc., a holding company that operates primarily through two operating subsidiaries, MarketAxess Corporation and MarketAxess Europe Limited. These subsidiaries are registered as broker-dealers with applicable market regulators in the U.S. and the U.K., respectively.
      We launched our information service, Corporate BondTickertm, in July 2002. Corporate BondTicker combines NASD TRACE data with MarketAxess data and analytical tools to provide trading professionals, research firms, rating and news agencies, and other market participants with a comprehensive set of corporate bond information.
      We have been funded by nine of our 22 broker-dealer clients through purchases of equity securities, primarily convertible preferred stock, for a total purchase price of $79.8 million. In addition, we acquired cash and investments at fair value totaling $36.4 million in connection with the acquisition of Trading Edge. We also received net proceeds of $53.9 million from the sale of shares of our common stock in our November 2004 initial public offering. As of December 31, 2004, we had cash, cash equivalents and short-term investments totaling $103.4 million. We have no outstanding debt.
Critical Factors Affecting Our Industry and Our Company

Economic, Political and Market Factors
      The global fixed-income securities industry is risky and volatile and is directly affected by a number of economic, political and market factors that may result in declining trading volume. These factors could have a material adverse effect on our business, financial condition and results of operations. These factors include:

•	the current interest rate environment, including the volatility of interest rates and investors’ forecasts of future interest rates;

•	economic and political conditions in the United States, Europe and elsewhere;

•	the availability of cash for investment by mutual funds and other institutional and retail investors;

•	the volume of new fixed-income securities being brought to the market;

•	investors’ assessment of the level of risk attributable to the issuers of corporate bonds;

•	adverse market conditions, including unforeseen market closures or other disruptions in trading;

•	concerns over inflation and weakening consumer confidence levels;

•	the level and volatility of foreign currency exchange rates; and

•	legislative and regulatory changes.
      Any one or more of these factors may contribute to reduced trading activity in the fixed-income securities markets generally. Our revenues and profitability are likely to decline during periods of stagnant economic conditions or low trading volume in the U.S. and global fixed-income securities markets.

Competitive Landscape
      The global fixed-income securities industry generally, and the electronic financial services markets in which we engage in particular, are highly competitive, and we expect competition to intensify in the future. We will continue to compete with bond trading conducted directly between broker-dealers and their institutional investor clients over the telephone or electronically. In addition, our current and prospective competitors are numerous and include:

•	other multi-dealer trading companies;

•	market data and information vendors;

•	securities and futures exchanges;

•	inter-dealer brokerage firms;

•	electronic communications networks;

•	technology, software, information and media or other companies that have existing commercial relationships with broker-dealers or institutional investors; and

•	other electronic marketplaces that are not currently in the securities business.
      Competitors, including companies in which some of our broker-dealer clients have invested, have developed electronic trading platforms or have announced their intention to explore the development of electronic platforms that compete or will compete with us.
      In general, we compete on the basis of a number of key factors, including:

•	the liquidity provided on our platform;

•	the magnitude and frequency of price improvement enabled by our platform;

•	the quality and speed of execution;

•	total transaction costs;

•	technology capabilities, including the ease of use of our trading platform; and

•	the range of our products and services.
      We believe that we compete favorably with respect to these factors. Our trading volume and client acceptance have grown significantly over the past three years and we continue to proactively build technology solutions that serve the needs of the credit markets.
      Our competitive position is also enhanced by the familiarity and integration of our broker-dealer and institutional investor clients with our electronic trading platform and other systems. We have focused on the unique aspects of the credit markets we serve in the development of our platform, working closely with our clients to provide a system that is suited to their needs.
      Many of our current and potential competitors are more established and substantially larger than we are, and have a substantially greater market presence, as well as greater financial, engineering, technical, marketing and other resources. These competitors may aggressively reduce their pricing to enter into market segments in which we have a leadership position today, potentially subsidizing any losses with profits from trading in other securities. In addition, many of our competitors offer a wide range of services, have broader name recognition and have larger customer bases. Some of them may be able to respond more quickly to new or evolving opportunities, technologies and customer requirements than we can and may be able to undertake more extensive promotional activities.
      Any combination of our competitors or our current broker-dealer clients may enter into joint ventures or consortia to provide services similar to those provided by us. Others may acquire the capabilities necessary to compete with us through acquisitions. Significant consolidation has occurred in our industry and these firms, as well as others that may undertake such consolidation in the future, are potential competitors of ours.

Regulatory Environment
      Our industry has been and is subject to continuous regulatory changes and may become subject to new regulations or changes in the interpretation or enforcement of existing regulations, which could require us to incur significant costs.
      The requirements of being a public company may strain our resources, divert management’s attention and affect our ability to attract and retain qualified board members. As a public company, we are subject to the reporting requirements of the Securities Exchange Act, the Sarbanes-Oxley Act of 2002 and NASDAQ rules promulgated in response to the Sarbanes-Oxley Act. The requirements of these rules and regulations have increased our legal and financial compliance costs, made some activities more difficult, time-consuming or costly and may also place undue strain on our systems and resources. In order to maintain and improve the effectiveness of our disclosure controls and procedures and internal control over financial reporting, significant resources and management oversight are required.

Rapid Technological Changes
      We must continue to enhance and improve our electronic trading platform. The electronic financial services industry is characterized by increasingly complex systems and infrastructures and new business models. If new industry standards and practices emerge, our existing technology, systems and electronic trading platform may become obsolete or our existing business may be harmed. Our future success will depend on our ability to:

•	enhance our existing products and services;

•	develop and/or license new products and technologies that address the increasingly sophisticated and varied needs of our broker-dealer and institutional investor clients and prospective clients; and

•	respond to technological advances and emerging industry standards and practices on a cost-effective and timely basis.
Trends in Our Business
      The following table identifies changes in key financial measures of our business for the years ended December 31, 2004, 2003 and 2002.

	Year Ended December 31,

	2004	2003	2002

	($ in thousands)
Revenues	$75,797	$58,460	$18,701
% change	29.7%	212.6%	N/A
Income (loss) before taxes	17,316	4,402	(36,076)
Net income (loss)(1)	58,646	4,212	(36,076)
Net increase (decrease) in cash, cash equivalents and short-term investments	67,267	12,376	(13,394)

(1)	During the year ended December 31, 2004, we reduced the valuation allowance relating to our deferred tax assets by $46.2 million from $64.3 million to $18.1 million. Due to the fact that we had achieved multiple quarters of profitability, it became more likely than not that we would be able to utilize our net operating loss carryforwards. We also determined that it was more likely than not that all of the temporary differences relating to the deductibility of certain expenses for book and tax purposes, including the warrant-related expense, would be utilized prior to expiration. We also recognized $1.6 million in tax credits and a reversal of a prior year overstatement of $1.0 million. Without giving effect to the reduction of the valuation allowance, tax credits and reversal, our net income for the year ended December 31, 2004 would have been $9.9 million.

      The majority of our revenues are primarily derived from commissions for transactions in U.S. and European high-grade corporate bonds executed on our platform. These commissions are paid by our 22 broker-dealer clients.
      Most transactions executed on our platform are originated by our active institutional investor clients (firms that executed at least one trade through our electronic trading platform between January 2004 and December 2004), consisting of 539 institutions as of December 31, 2004. The volume of transactions executed across our platform is largely determined by the number of transaction inquiries originated by our institutional investor clients and the competitiveness of the prices they receive from our broker-dealer clients in response to these inquiries.
      The notional value of bonds traded over our platform has grown rapidly since the commercial launch of the platform in January 2001. The total notional value traded increased from $11.7 billion for the year ended December 31, 2001, to $48.4 billion for the year ended December 31, 2002, to $192.2 billion for the year ended December 31, 2003 and to $298.1 billion for the year ended December 31, 2004. This has resulted in revenues that have grown from $6.6 million for the year ended December 31, 2001, to $18.7 million for the year ended December 31, 2002, to $58.5 million for the year ended December 31, 2003 and to $75.8 million in the year ended December 31, 2004.
      Our overall trading volume is impacted by volume in the corporate bond market generally. Various factors that have historically impacted overall corporate bond market trading volume include the absolute level of interest rates, the direction of interest rate movements, the level of new issues of U.S. high-grade corporate bonds, volatility of corporate bond spreads versus U.S. Treasury securities, economic conditions, the geopolitical environment, market psychology, relative prices of competing asset classes and, more importantly, changes in expectations about inflation. While we believe that trading volume is affected more by volatility in the corporate bond market than by the absolute levels of interest rates or the direction of interest rate changes, we have limited experience with periods of rising interest rates. If interest rates continue to rise, it is possible that our trading volumes will continue to be adversely impacted. Because a significant percentage of our revenue is tied directly to the volume of securities traded on our platform, it is likely that a general decline in trading volumes, regardless of the cause of such decline, would reduce our revenues and have a significant negative impact on our future profitability.

Commission Revenue Trends
      Commissions are generally calculated as a percentage of notional dollar volume of bonds traded on our platform and vary based on the type and the maturity of the bond traded. Commission revenues have grown from $15.6 million for the year ended December 31, 2002, to $52.8 million for the year ended December 31, 2003 and to $68.2 million for the year ended December 31, 2004.
      Our standard fee schedule for U.S. high-grade corporate bonds was revised in August 2003 to provide lower average transaction commissions for dealers who transact higher U.S. high-grade volumes through our platform, while at the same time providing us with an element of fixed commissions over the two-year term of the plans. One of the new plans that is well suited for our most active broker-dealer clients includes a fee cap that limits the potential growth in U.S. high-grade revenue. The fee caps were set to take effect at volume levels significantly above those being transacted at the time the new transaction fee plans were introduced. Most of our broker-dealer clients have entered into fee arrangements with respect to the trading of U.S. high-grade corporate bonds that include both a fixed component and a variable component. During periods of decreased or increased volume transacted on our system by those clients in this product, the variable portion of the fee arrangement will result in decreased or increased revenue, but the fixed portion of the fees will not be affected. A continued period of decreased volume of U.S. high-grade corporate bond trading on our platform could result in our being unable to renew these transaction fee arrangements on terms that are acceptable to us, if at all. To the extent that we are not able to renew these arrangements on their current terms or other terms that are acceptable to us, our commissions in future periods could be negatively affected.

Other Revenue Trends
      In addition to the commissions discussed above, we have also earned revenue from certain fees paid by institutional investor and broker-dealer clients, income earned on investments and insurance recoveries. Revenues from these sources totaled $3.1 million for the year ended December 31, 2002, $5.7 million for the year ended December 31, 2003 and $7.6 million for the year ended December 31, 2004. We anticipate that revenues other than commissions will grow as we expand our data and information services offerings.

Expense Trends
      Growth in revenue and in the value of trades executed on our platform has been achieved without commensurate increases in expenses. Our total expenses were $54.8 million for the year ended December 31, 2002, $54.1 million for the year ended December 31, 2003 and $58.5 million for the year ended December 31, 2004. As a result, we had a Loss before income taxes of $36.1 million for the year ended December 31, 2002, Income before income taxes of $4.4 million for the year ended December 31, 2003 and Income before income taxes of $17.3 million for the year ended December 31, 2004.
      In the normal course of business, we incur the following expenses:

•	employee compensation and benefits expenses, which include salaries, incentive compensation and related employee benefits and taxes;

•	depreciation and amortization expenses, which result primarily from the depreciation of the fixed assets we purchase, including computer software and hardware used in the development of our trading systems;

•	technology and communications expenses, which consist primarily of costs for our network connections with our customers and our data centers, as well as connectivity to various other market participants;

•	professional and consulting expenses, which consist primarily of legal and accounting expenses;

•	marketing and advertising expenses, which consist primarily of media, print and other advertising expenses as well as client marketing expenses; and

•	general and administrative expenses, which include travel and entertainment expenses, rental and occupancy expenses, and other administrative expenses and general office costs.
      We anticipate expense growth in the future, notably in employee compensation and benefits, professional and consulting fees and general and administrative expenses now that we are a public company, but we believe that operating leverage can be achieved by increasing volumes in existing products and adding new products without substantial additions to our infrastructure.
      As a public company, we are subject to the requirements of the Sarbanes-Oxley Act of 2002, which will require us to incur significant expenditures in the near term to establish systems and hire and train personnel to comply with these requirements. In addition, as a public company, we are required, pursuant to SFAS No. 123(R), “Share-Based Payment” (“SFAS No. 123(R)”), which will be effective on July 1, 2005, to record compensation expense based on the fair value of options issued to employees. Currently, we are only required to record compensation expense to the extent that the fair value of our common stock exceeds the exercise price of the options on the measurement date.

Revenues and Expenses

Revenues
      We derive our revenues from commissions from trades executed on our platform, information and user access fees, license fees and other income. A table detailing the amount and percentage of revenue generated from each of these sources is provided below:

	Year Ended December 31,

	2004		2003		2002

	$	%	$	%	$	%

	($ in thousands)
Revenues
Total commissions	$68,172	89.9%	$52,800	90.3%	$15,555	83.2%
Information and user access fees	2,713	3.6	1,144	2.0	287	1.5
License fees	3,143	4.1	4,145	7.1	924	4.9
Interest income	882	1.2	371	0.6	742	4.0
Other	887	1.2	—	0.0	1,193	6.4

Total revenues	$75,797	100.0%	$58,460	100.0%	$18,701	100.0%

      We believe that there are five key variables that impact the notional value of bonds traded on our platform and the amount of commissions earned by us:

•	the number of institutional investor clients that participate on the platform and their willingness to originate transactions through the platform;

•	the number of broker-dealer clients on the platform and the competitiveness of the prices they provide to the institutional investor clients;

•	the number of markets for which we make trading available to our clients;

•	the overall level of activity in these markets; and

•	the level of commissions that we collect for trades executed through the platform.
      Growth in the notional value of trades executed over our platform has been driven by an increase in the base of institutional investor clients. Our active institutional investor client base (clients that executed trades through our electronic trading platform in the preceding year) has increased from 301 as of December 31, 2002, to 432 as of December 31, 2003 and to 539 as of December 31, 2004. However, as the number of institutional investor clients has increased, our volumes have been and will in the future be increasingly driven not only by new clients but also by existing clients executing a larger portion of their trading activity through our platform. We believe that our ability to continue to deliver enhanced functionality and to provide reliable, real-time access to our platform will be important factors in increasing usage of the platform by existing clients.
      Our broker-dealer client base has also increased from 13 as of December 31, 2002, to 18 as of December 31, 2003 and to 22 as of December 31, 2004. We believe that these broker-dealer clients represent the principal source of secondary market liquidity in U.S. high-grade corporate bonds, European high-grade corporate bonds, and sovereign and corporate bonds issued by entities domiciled in an emerging markets country. Historical growth in the number of our broker-dealer clients is not necessarily indicative of future growth, although it is likely that the majority of our future growth will be derived from additional trading by existing broker-dealer clients rather than from the addition of new broker-dealer clients.
      We commenced commercial operations in January 2001 with the launch of our U.S. high-grade corporate bond platform. We expanded the markets we serve to sovereign and corporate bonds issued by entities domiciled in an emerging markets country in March 2001 and to European high-grade corporate bonds in

September 2001. In the future, we expect to leverage our existing technology and client relationships to expand into new segments of the fixed-income securities market.
      As the notional value of bonds traded over our platform has grown, we have also been more dependent on the overall level of activity in the markets in which we operate. While we believe that trading activity in the fixed-income markets in which we operate has generally increased since our inception, there have been periods in which such trading activity was flat or actually declined. We have experienced fluctuations in trading volumes between quarters as a result of general economic conditions as well as factors specific to the fixed-income markets in which we operate. These quarterly fluctuations have in the past created, and may in the future create, some variability in our revenues.
      Our average commission on trades executed over our platform has declined from $321 per million for the year ended December 31, 2002, to $275 per million for the year ended December 31, 2003 and to $229 per million for the year ended December 31, 2004. Under the fee plans currently in place for secondary U.S. high-grade corporate bond trading and European high-grade corporate bond trading, the average fees per million will decline as trading volumes increase. We also anticipate that some reduction in average fees per million for other products may occur in the future. Consequently, past trends in commissions are not necessarily indicative of future commissions.
      We are dependent on our broker-dealer clients, nine of which are also our stockholders, who are not restricted from buying and selling fixed-income securities, directly or through their own proprietary or third party platforms, with institutional investors. Our broker-dealer clients buy and sell fixed-income securities directly with their clients through traditional bond trading methods. Any reduction in the use of our electronic trading platform by our broker-dealer clients could reduce the number of different bond issues and the volume of trading in those bond issues on our platform, which could, in turn, reduce the use of our platform by our institutional investor clients. The occurrence of any of the foregoing may have a material adverse effect on our business, financial condition and results of operations.
      During 2004 and 2003, the product mix of our revenues shifted. Specifically, commissions from European high-grade corporate bonds became a more significant percentage of our revenues. Revenues from European high-grade corporate bonds grew from $1.0 million, to $7.1 million and to $15.1 million for the years ended December 31, 2002, 2003 and 2004, respectively. This represents percentage increases of 112.7% and 610.0%, respectively, for the years ended December 31, 2004 and 2003.
      We intend to continue to diversify our revenue base. As we continue to expand our service offerings, we believe that there will be more opportunities for us to generate revenues from all of our trading and information services clients.
      The following table shows the extent to which the changes in revenue for the years ended December 31, 2004 and 2003 were attributable to increases in volumes, reductions in the average level of commissions charged, the introduction of our information services or other factors:

	Change from Prior Year

	Year Ended
	December 31,

	2004	2003

	(in thousands)
Volume increases	$29,092	$46,215
Average fee reductions	(13,721)	(8,970)
Introduction of information services	—	15
Other	1,966	2,499

Total revenue increase	$17,337	$39,759

      A table detailing the amount of revenues generated by our nine broker-dealer clients that are also stockholders (ABN Amro, Banc of America Securities, Bear Stearns, BNP Paribas, Credit Suisse First Boston, Deutsche Bank, JPMorgan, Lehman Brothers and UBS), and their respective affiliates, as well as the corresponding percentage of total revenues, is provided below for the years ended December 31, 2004, 2003 and 2002:

	Year Ended December 31,

	2004	2003	2002

	($ in thousands)
Total revenues generated by broker-dealer client stockholders and their respective affiliates
Commissions	$39,307	$33,023	$12,290
Information and user access fees	461	203	—
Interest income	380	65	118
Other	515	—	—

Total revenues generated by broker-dealer client stockholders and their respective affiliates	$40,663	$33,291	$12,408

Percentage of total revenues generated by broker-dealer client stockholders and their respective affiliates
Commissions	57.7%	62.5%	79.0%
Information and user access fees	17.0%	17.7%	0.0%
Interest income	43.1%	17.5%	15.9%
Other	58.1%	0.0%	0.0%
Percentage of total revenues generated by broker-dealer client stockholders and their respective affiliates	53.6%	57.0%	66.4%
      We derive a significant percentage of our total revenues, and an even greater percentage of our commissions, from broker-dealer clients that are also our stockholders. Commissions from these nine broker-dealer stockholders have decreased as a percentage of revenues primarily due to increased volume from existing broker-dealer clients that are not stockholders as well as the addition of new broker-dealer clients that are not stockholders. Potential reduction in the level of their equity ownership if these broker-dealer shareholders sell shares of our common stock in the future, may cause them to reduce or discontinue their use of our electronic trading platform and other services, which could negatively impact the use of our platform by our institutional investor clients and result in a reduction in our revenues and net income.
      Our current fee plans may result in a reduction in average fees as trading volume increases. We may also introduce new plans that could result in lower fees, particularly where we believe that fee reductions will be offset by higher trading volumes. Historical trading volume and revenue are not necessarily indicative of future trading volume and revenue.

Commissions

	Year Ended December 31,

	2004		2003		2002

		% of Total		% of Total		% of Total
	$	Revenues	$	Revenues	$	Revenues

	($ in thousands)
U.S. high-grade	$45,465	60.0%	$40,310	69.0%	$13,390	71.6%
European high-grade	15,142	20.0	7,126	12.2	975	5.2
Other	7,565	9.9	5,364	9.1	1,190	6.4

Total commissions	$68,172	89.9%	$52,800	90.3%	$15,555	83.2%

      While the vast majority of our commissions are generated from transactions between a broker-dealer client and an institutional investor client, we generate a de minimus amount of our commissions from transactions between two broker-dealer clients. Commissions are generally calculated as a percentage of the notional dollar volume of bonds traded on our platform and vary based on the type and the maturity of the bond traded. The commission rates are generally set at levels that are based on a number of factors, including fees charged by inter-dealer brokers in the respective markets, average bid-offer spreads in the products we offer, transaction costs through alternative channels including the telephone, and the trading volume executed through our platform by the broker-dealer completing the trade. Under our transaction fee plans, bonds that are more actively traded or that have shorter maturities are generally charged lower commissions, while bonds that are less actively traded or that have longer maturities generally command higher commissions.
      For the years ended December 31, 2004, 2003, and 2002, we experienced overall trading volume increases, while the overall average fee per million traded has decreased, as detailed in the table below:

	Year Ended December 31,

	2004	2003	2002

Trading Volume Data (in billions)
U.S. high-grade	$183.5	$140.3	$39.4
European high-grade	76.5	31.8	4.2
Other	38.1	20.1	4.8

Total	$298.1	$192.2	$48.4

Commissions (in thousands)
U.S. high-grade	$45,465	$40,310	$13,390
European high-grade	15,142	7,126	975
Other	7,565	5,364	1,190

Total	$68,172	$52,800	$15,555

Average Fee Per Million Traded
U.S. high-grade	$248	$287	$340
European high-grade	$198	$224	$232
Other	$199	$267	$248
Average Fee Per Million Traded For All Products	$229	$275	$321
      For volume reporting purposes, transactions in foreign currencies are converted to U.S. dollars at the exchange rates prevailing on the day the transactions were executed.

U.S. High-Grade Corporate Bonds
      Prior to August 2003, all of our broker-dealer clients operated under a standard transaction fee plan for the secondary trading of U.S. high-grade corporate bonds. Under the standard transaction fee plan, commissions are calculated as a percentage of the notional dollar volume of the bonds traded on our platform, vary based on the type and maturity of the bond, and are generally higher on bonds with longer maturities. Under this plan, there is no fixed monthly fee and no cap on the aggregate amount of commissions payable by a broker-dealer client. In August 2003, we offered our broker-dealer clients the opportunity to switch from the standard transaction fee plan to one of two new transaction fee plans for secondary U.S. high-grade corporate bond trading. These plans have a two-year term, which commenced on either August 1, 2003 or September 1, 2003. The plans differ in their fixed monthly fees, amount of variable fees per trade, and fee caps:

•	Plan 1: Under this plan, the broker-dealer pays a fixed monthly fee for trading U.S. high-grade corporate bonds, which provides us with a recurring revenue stream. In exchange for paying the fixed monthly fee, the broker-dealer pays variable fees per trade that are lower than those in the standard transaction fee plan. There is no cap on the aggregate commissions payable by the broker-dealer client under this plan.

•	Plan 2: Under this plan, the broker-dealer pays a fixed monthly fee for trading U.S. high-grade corporate bonds that is higher than that in Plan 1. In exchange for paying the higher fixed monthly fee, the broker-dealer pays variable fees per trade that are lower than those in Plan 1 and the standard transaction fee plan, and the aggregate commissions payable by the broker-dealer client are capped on a monthly and an annual basis.

      The new transaction fee plans were introduced during the third quarter of 2003 to provide incentives for dealers who transacted higher volumes through the platform while at the same time providing us with an element of fixed commission revenue over the two-year term of the new plans. Commissions for our U.S. high-grade platform increased from $9.8 million for the three months ended June 30, 2003 to $12.2 million for the three months ended September 30, 2003. Since September 30, 2003, commissions for our U.S. high-grade platform have remained relatively constant. Specifically, commissions for our U.S. high-grade platform, starting with the three-month period ended December 31, 2003 through the three-month period ended September 30, 2004, were between $11.1 million and $11.5 million, with commissions for the three-month period ended December 31, 2004 at $11.4 million. Due primarily to the new transaction fee plans, average U.S. high-grade commissions declined from $312 per million traded in the three months ended June 30, 2003 to $259 per million traded in the three months ended December 31, 2003. Average U.S. high-grade commissions declined further to $231 per million traded in the three months ended December 31, 2004. These decreases in the average commission per million traded were more than offset by volume increases. Specifically, our trading volume for U.S. high-grade corporate bonds grew from $31.4 billion for the three months ended June 30, 2003 to $49.4 billion for the three months ended December 31, 2004.
      Broker-dealer clients who selected either Plan 1 or Plan 2 for U.S. high-grade corporate bond trading had the opportunity to switch to the other transaction fee plan in the second year. Currently, 13 broker-dealer clients are operating under Plan 1, one is operating under Plan 2 and four are operating under our standard transaction fee plan. Our four remaining broker-dealer clients execute trades through our platform exclusively for European high-grade corporate or emerging markets bonds and are not therefore eligible to participate in our U.S. high-grade corporate bond transaction fee plan. Currently, seven broker-dealer clients who are also our stockholders are operating under Plan 1, one broker-dealer client who is also a stockholder is operating under Plan 2 and one broker-dealer client who is also a stockholder is operating under the standard transaction fee plan. The fee caps were set to take effect at volume levels significantly above those being transacted at the time the new transaction fee plans were introduced but will limit revenue growth in the future for U.S. high-grade corporate bond trading from the broker-dealers that have selected these plans if the higher volume levels at which the fee cap is triggered are reached.
      The fee caps of Plan 2 set an upper limit on the potential revenues for U.S. high-grade corporate bond trading from our broker-dealer clients that select that transaction fee plan. We believe that Plan 2 is well suited for our most active broker-dealer clients and it is designed to encourage more trading volume on our platform. For the year ended December 31, 2004 and the year ended December 31, 2003, had all broker-dealers been on the standard fee plan, our commission revenue would have been greater by approximately $5.3 million and $1.4 million, respectively. Management believes, however, that had the new fee plans not been in place, we might have experienced lower transaction volumes in U.S. high-grade corporate bonds.
      As the broker-dealer operating under Plan 2 has not yet reached the monthly cap, additional trading volume has resulted in incremental revenue for us. In future periods, if the caps are met, we may be limited in our ability to offset declines in the average commission by additional trading volume for U.S. high-grade corporate bonds. Due in part to the introduction of the fee caps of Plan 2, historical growth in trading volume and commission revenue is not necessarily indicative of future growth.

European High-Grade Corporate Bonds
      On our European platform, broker-dealer transaction fees vary based on the type of bond traded. Different fee schedules apply to fixed rate and floating rate bonds. Within the schedule for fixed rate bonds, the fee varies depending on whether the bond is a corporate or a sovereign issue. For corporate bonds, the fee also varies depending on the maturity of the issue. This fee schedule applies a tiered fee structure, which reduces the fee per trade upon the attainment of certain specified amounts of monthly commissions generated by a particular broker-dealer and does not carry a fixed monthly fee or fee cap. The average commission on European high-grade transactions has decreased from $232 per million traded for the year ended December 31, 2002, to $224 per million traded for the year ended December 31, 2003 and to $198 per million traded for the year ended December 31, 2004. This decrease in average commission per million traded was caused by a shift in the mix of bonds traded and by the impact of the tiered fee structure described above.

Emerging Markets Bonds
      Broker-dealer clients pay a commission for transactions in sovereign and corporate bonds issued by entities domiciled in an emerging markets country based on the type and amount of the security traded. The commission is calculated on a standard schedule that applies to all broker-dealer clients and varies depending on whether the transaction is in an actively traded sovereign issue, a less actively traded sovereign issue or a corporate issue. A lower commission rate is charged for actively traded sovereign issues, while a higher commission rate is charged for corporate issues. The average commission on emerging markets transactions for the year ended December 31, 2004 was $205 per million traded.

New Issues
      For newly-issued U.S. high-grade corporate bonds and for newly-issued sovereign and corporate bonds issued by entities domiciled in an emerging markets country, we enable U.S. institutional investors to submit indications of interest on our electronic trading platform directly to the underwriter syndicate desks of our broker-dealer clients. Broker-dealer clients pay a commission for new issue transactions that is based on the allocation amount. The commission is set as a percentage of the new issue selling costs paid by the issuer to our broker-dealer client. The percentage of the new issue selling costs is lower on orders over $5 million. The fee is capped on larger transactions. There are currently no fixed monthly fees or caps on the level of monthly commissions. The average commission on new issue transactions for the year ended December 31, 2004 was $297 per million traded.

U.S. Treasury Securities
      In September 2004, we started trading U.S. Treasury securities on our trading platform. In 2004, the total revenues we derived from the trading of U.S. Treasury securities on our platform was not material. The commission is calculated as a flat fee per million of notional amount traded and applies to all broker-dealer clients. Please see “— Risk Factors That May Affect Future Results — If we are unable to enter into additional marketing and strategic alliances or if our current strategic alliances are not successful, we may not maintain the current level of trading or generate increased trading on our trading platform.”

Information and User Access Fees

	Year Ended December 31,

	2004		2003		2002

		% of		% of		% of
		Total		Total		Total
	$	Revenues	$	Revenues	$	Revenues

	($ in thousands)
Information services fees	$2,280	3.0%	$826	1.5%	$15	0.0%
User access fees	433	0.6	318	0.5	272	1.5

	$2,713	3.6%	$1,144	2.0%	$287	1.5%

      Information and user access fees consist of information services fees and monthly user fees.
      We charge information services fees for Corporate BondTicker to our broker-dealer clients, institutional investor clients and data only subscribers. The information services fee is a flat monthly fee, based on the level of service. We also generate information services fees from the sale of bulk data to certain institutional investor clients and data only subscribers.
      Institutional investor clients trading U.S. high-grade corporate bonds are charged a monthly user access fee for the use of our platform. The fee, billed quarterly, is charged to the client based on the number of the client’s users. To encourage institutional investor clients to execute trades on our U.S. high-grade corporate bond platform, we reduce these information and user access fees for such clients once minimum quarterly trading volumes are attained.

License Fees

	Year Ended December 31,

	2004		2003		2002

		% of		% of		% of
		Total		Total		Total
	$	Revenues	$	Revenues	$	Revenues

	($ in thousands)
License fees	$3,143	4.1%	$4,145	7.1%	$924	4.9%

      License fees consist of fees received from broker-dealer clients. In the agreements with our broker-dealer clients, we agree to provide access to our trading platform through a non-exclusive and non-transferable license. Broker-dealer clients, other than those that previously made equity investments in MarketAxess, pay an initial license fee, which is typically due and payable upon execution of the broker-dealer agreement. The initial license fee varies by agreement and at a minimum is intended to cover the initial set-up costs we incur to enable a broker-dealer to begin using our platform. The license fee is a one-time fee and is recognized in the first three months of the agreement in the estimated amount of the set-up costs that we incur and the remaining amount is amortized over the initial term of the agreement, which is generally three years. We anticipate that license fees will be a less material source of revenues for us on a going-forward basis.

Interest Income

	Year Ended December 31,

	2004		2003		2002

		% of		% of		% of
		Total		Total		Total
	$	Revenues	$	Revenues	$	Revenues

	($ in thousands)
Interest income	$882	1.2%	$371	0.6%	$742	4.0%

      Interest income consists of income earned on our investments. We generate interest income through the investment of our excess cash in U.S. Treasury obligations and money market instruments.

Other

	Year Ended December 31,

	2004		2003		2002

		% of		% of		% of
		Total		Total		Total
	$	Revenues	$	Revenues	$	Revenues

	($ in thousands)
Other revenues	$887	1.1%	$—	0.0%	$1,193	6.4%

      Other revenues consist of funds received as business interruption insurance settlements, which was a non-recurring item in relation to the effects of the September 11, 2001 terrorist acts, telecommunications line charges to broker-dealer clients and other miscellaneous revenues.

Expenses

Employee Compensation and Benefits
      Employee compensation and benefits is our most significant expense and includes employee salaries, bonuses, stock-based employee compensation, related employee benefits and payroll taxes. Many employees receive bonuses based on our overall operating results as well as their individual performance. These bonuses vary from year to year and have a significant impact on our employee compensation and benefits expense. Increases in the number of our employees and cost increases affecting employee-provided benefit plans also drive changes in this expense.

Depreciation and Amortization
      Depreciation and amortization expense results from the depreciation of fixed assets, which consist of computer hardware, furniture and fixtures, and the amortization of software, capitalized software development costs and leasehold improvements. We depreciate our fixed assets and amortize our capitalized software development costs on a straight-line basis over a three-year period. We amortize leasehold improvements on a straight-line basis over the lesser of the life of the improvement and the remaining term of the lease. Our depreciation and amortization expense varies from year to year due to new asset purchases and assets that become fully depreciated during the year.

Technology and Communications
      Technology and communications expense consists primarily of costs relating to the amortization of licenses for software used in our trading platform, maintenance on software and hardware, our internal network connections, data center hosting costs and data feeds provided by outside vendors or service providers. We amortize software licenses and maintenance agreements relating to hardware and software over the term of these agreements, which is generally one year. Maintenance agreements for our computer hardware are in place to ensure that we receive technical service from the vendor in the event of a malfunction. We enter into software maintenance agreements to ensure that we have access to the latest versions of the software we use. The majority of our broker-dealer clients have dedicated T-1 lines to our network in order to provide fast data transfer. We charge our broker-dealer clients a monthly fee for these connections, which is recovered against the relevant expenses we incur. The number of users accessing our trading and information services products affects our technology and communications expense.

Professional and Consulting Fees
      Professional and consulting fees consist primarily of fees paid to information technology and non-information technology consultants for services provided for the maintenance of our trading platform and information services products and, to a lesser extent, accounting and legal fees.

Warrant-Related Expense
      Warrant-related expense is the expense associated with the allocation of shares of our common stock issuable pursuant to a warrant issued to six of our broker-dealer clients at the time they made an equity investment in us. The warrant program was put in place in April 2000 and was designed to motivate broker-dealers to trade on our platform.
      The total number of shares underlying the warrant is 5,000,002. The warrant program had two distinct pieces, a U.S. portion and a European portion, under which the aggregate number of shares underlying the warrant to be allocated in each three-month period was fixed. Allocations under this program commenced on May 1, 2001 for the U.S. portion and June 1, 2002 for the European portion, and were based on each broker-dealer client’s respective commissions as a percentage of the total commissions paid to us from the six participating warrant holders, calculated on a quarterly basis.
      Shares allocated under the warrant program were expensed each quarter at fair market value in accordance with Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock Based Compensation” (“SFAS No. 123”). We determined the fair market value of the shares issuable upon exercise of the warrant using the Black-Scholes option-pricing model. The final share allocations under the warrant program occurred on March 1, 2004. Accordingly, we will no longer record any expenses related to this warrant.

Marketing and Advertising
      Marketing and advertising expense consists primarily of print and other advertising expenses we incur to promote our products and services. This expense also includes costs associated with attending or exhibiting at industry-sponsored seminars, conferences and conventions. Also included in this expense are travel and entertainment expenses incurred by our sales force to promote our trading platform and information services.

Moneyline Revenue Share
      Moneyline revenue share expense consists of expenses incurred pursuant to our agreement with Moneyline Telerate (“Moneyline”), an independent technology and data company, which assisted us in the development of our U.S. high-grade corporate bond and European trading platforms. Pursuant to the agreement, a revenue share is paid quarterly to Moneyline based on a percentage of revenues generated on our U.S. high-grade corporate bond and European trading platforms, after deduction of identified development costs. We have completed the transition to new internally-developed software for our U.S. high-grade corporate and European bond platforms. In the first quarter of 2005, we ceased using the Moneyline technology and the Moneyline revenue share expense ceased. In connection with the transition to the new internally-developed software for our U.S. high-grade corporate and European bond platforms, we have accelerated depreciation in the amount of approximately $0.1 million for the year ending December 31, 2004, which is included in Depreciation and amortization expense in our Consolidated Statements of Operations. In addition, $0.2 million will be depreciated in the quarter ending March 31, 2005.

General and Administrative
      General and administrative expense consists primarily of occupancy and utilities, general travel and entertainment, staff training and various state franchise and U.K. value-added taxes.

Net Operating Loss Carryforwards
      A net operating loss carryforward enables a company to apply net operating losses incurred during a current period against a future period’s profits in order to reduce tax liability in those future periods. In periods when a company is generating operating losses, its net operating loss carryforward will increase. The income tax effect of the net operating loss carryforwards is recorded as a deferred income tax asset. If the company does not believe that it is more likely than not that it will be able to utilize the net operating loss carryforwards, it records a valuation allowance against the deferred tax asset. Additionally, as defined in Section 382 of the Internal Revenue Code (“Section 382”), a change in control occurs, and causes a limitation in the utilization of net operating losses, when there is a 50% or greater change in the company’s ownership, as determined over a rolling three-year period.
      As of December 31, 2004, we had net operating loss carryforwards for income tax purposes of $102.4 million. The U.S. net operating loss carryforwards as of December 31, 2004 totaling $89.7 million will begin to expire in 2017 and the U.K. net operating loss carryforwards as of December 31, 2004 totaling $12.7 million do not expire. In 2000 and in 2001, MarketAxess Holdings Inc. and MarketAxess Corporation, respectively, had an ownership change within the meaning of Section 382. As a result of Section 382 and pertinent tax provisions, the utilization of $39.1 million of our net operating loss carryforwards existing at the date of the ownership change is subject to significant limitations. In addition, our net operating loss carryforwards may be subject to additional annual limitations if there is a 50% or greater change in our ownership, as determined over a rolling three-year period.
      During the year ended December 31, 2004, we reduced the valuation allowance by $46.2 million to $18.1 million based on management’s reassessment of the factors impacting the valuation allowance previously recorded. Such factors include seven consecutive quarters of profitable operations in the U.S. and six consecutive quarters of profitable operations in the U.K., management’s expectation of our continuing profitable future operations, management’s anticipation that we would be able to utilize certain net operating loss carryforwards in 2004 and our ability to utilize certain of the net operating loss carryforwards in future years prior to expiration. We believe it is likely, but subject to some uncertainty, that approximately 76% of the net operating losses will be utilized prior to their expiration in 2017. In addition, we have temporary differences (defined as the tax effect of the difference between the financial reporting basis and the tax reporting basis of certain balance sheet items) of $13.5 million available as of December 31, 2004.

Critical Accounting Policies and Estimates
      This Management’s Discussion and Analysis of Financial Condition and Results of Operations discusses our Consolidated Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the United States, also referred to as U.S. GAAP. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the reported amounts of income and expenses during the reporting periods. We base our estimates and judgments on historical experience and on various other factors that we believe are reasonable under the circumstances. Actual results may differ from these estimates under varying assumptions or conditions. Note 2 of the Notes to our Consolidated Financial Statements includes a summary of the significant accounting policies and methods used in the preparation of our Consolidated Financial Statements.
      On an ongoing basis, management evaluates its estimates and judgments, particularly as they relate to accounting policies that management believes are critical. That is, these accounting policies are most important to the portrayal of our financial condition and results of operations and they require management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.

Allowance for Doubtful Accounts
      We charge certain of our institutional investor clients an information services fee and a monthly user access fee for the use of our trading platform. The user access fees charged to an institutional investor client are reduced or eliminated if the institutional investor client meets certain minimum quarterly trading volumes.
      We have established an allowance for doubtful accounts based upon the estimated collectibility of information and user access fees. Additions to the allowance are charged to bad debt expense, which is included in the general and administrative expense in our Consolidated Statements of Operations.

Revenue Recognition
      We recognize revenues relating to broker-dealer license fees in the first three months of the applicable agreement in the estimated amount of the setup costs incurred, and the remaining amount is amortized over the initial term of the agreement, which is generally three years.
      Where a broker-dealer client has selected Plan 2 of the new transaction fee plans for secondary U.S. high-grade corporate bond trading, the U.S. high-grade commissions that it pays are capped at $0.5 million per month and $4.8 million per year. If the commissions paid by a broker-dealer client in any one quarter measured from the effective date of the agreement exceed $1.2 million, the excess commissions over $1.2 million are reserved and only recorded as revenue when the year-to-date commissions generated by the broker-dealer client either reach the annual $4.8 million cap or fall below a year-to-date quarterly average of $1.2 million.

Stock-Based Employee Compensation
      During the years ended December 31, 2002, 2003 and 2004, we have accounted for stock-based employee compensation plans in accordance with Accounting Principles Board Opinion (APB) No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”), as permitted by SFAS No. 123. In accordance with APB No. 25, compensation expense is recognized for stock awards that have intrinsic value on the date of grant. Unearned compensation is amortized and charged to income over the vesting schedule. Our employee option grants usually vest over a three-year period from the date of issuance.
      Had we adopted SFAS No. 148, “Accounting for Stock-Based Compensation Transactions and Disclosure,” to expense the fair value of an employee grant over the appropriate vesting period, we would have incurred stock-based employee compensation expense of $0.2 million for the year ended December 31, 2003 and $0.3 million for the year ended December 31, 2002.

      Beginning July 1, 2005, the Company will adopt SFAS No. 123(R), “Share Based Payments,” which requires previously granted but unvested awards to be recorded as an expense on a prorated basis over the remaining vesting period. Had we adopted SFAS No. 123(R), we would have incurred additional stock-based employee compensation expense of $2.0 million for the year ended December 31, 2004. We expect the adoption of SFAS No. 123(R) will have a material impact on our Consolidated Statements of Operations.

Warrant
      We allocated shares of common stock issuable upon exercise of a warrant to certain of our broker-dealer clients on a quarterly basis. Allocations under our warrant program were based on a percentage of the total quarterly commissions generated either on our U.S. or our European trading platform by broker-dealer clients eligible for the warrant pool.
      We accounted for this warrant in accordance with SFAS No. 123. Expense was recognized on the measurement date based on the fair market value of the shares of common stock underlying the warrant. Fair market value was determined using the Black-Scholes option-pricing model. This pricing model requires the following inputs: our underlying stock price; the volatility of the underlying stock; the expiration date of the warrant; the risk-free rate of return; and dividend payments on our stock. The underlying stock price has been obtained using independent third-party valuations. For the stock volatility factor, we used a weighted average volatility over a 30-month period for the NASDAQ 100 index. We determined the risk-free rate of return based on the interest rate of a three-year U.S. government obligation. The expiration date of the warrant is November 30, 2008, and we have assumed no dividend payments on our common stock. The final share allocations under the warrant program occurred on March 1, 2004. Accordingly, we will no longer record any warrant-related expense.

Income Taxes
      Income taxes are accounted for on the asset and liability method in accordance with SFAS No. 109, “Accounting for Income Taxes.” Deferred tax assets arise as a result of our net operating losses and from the tax effect of various types of temporary differences including, in our case, differences between amounts reported for income tax purposes and for financial statement purposes.
      Realization of the deferred tax assets is dependent upon the generation of future taxable income during the periods in which the temporary differences become deductible. A valuation allowance is recognized against deferred tax assets if it is more likely than not that such assets will not be realized in future periods. We generated net operating loss carryforwards from inception through the first quarter of 2003, resulting from losses we incurred. At each reporting period since inception, we assessed the need for a valuation allowance against this deferred tax asset. From inception through March 31, 2004, an allowance equal to 100% of the deferred tax asset was established as it was unlikely that we would be able to utilize such deferred tax assets.
      We have recorded a valuation allowance against our deferred tax assets arising from net operating loss carryforwards and temporary differences. Certain of our net operating loss carryforwards are subject to significant limitations on annual utilization pursuant to the Internal Revenue Code. In addition, our net operating loss carryforwards may be subject to further annual limitations as a result of ownership changes in the future.
      As of December 31, 2004, we had net operating loss carryforwards for income tax purposes of $102.4 million. The U.S. net operating loss carryforwards as of December 31, 2004 totaling $89.7 million will begin to expire in 2017 and the U.K. net operating loss carryforwards as of December 31, 2004 totaling $12.7 million do not expire. In 2000 and in 2001, MarketAxess Holdings Inc. and MarketAxess Corporation, respectively, had an ownership change within the meaning of Section 382. As a result of Section 382 and pertinent tax provisions, the utilization of $39.1 million of our net operating loss carryforwards existing at the date of the ownership change is subject to significant limitations. In addition, our net operating loss carryforwards may be subject to additional annual limitations if there is a 50% or greater change in our ownership, as determined over a rolling three-year period.

      During the year ended December 31, 2004, we reduced the valuation allowance by $46.2 million to $18.1 million based on management’s reassessment of the factors impacting the valuation allowance previously recorded. Such factors include seven consecutive quarters of profitable operations in the U.S. and six consecutive quarters of profitable operations in the U.K., management’s expectation of our continuing profitable future operations, management’s anticipation that we would be able to utilize certain net operating loss carryforwards in 2004 and our ability to utilize certain of the net operating loss carryforwards in future years prior to expiration. We believe it is likely, but subject to some uncertainty, that approximately 76% of the net operating losses will be utilized prior to their expiration in 2017. In addition, we have temporary differences (defined as the tax effect of the difference between the financial reporting basis and the tax reporting basis of certain balance sheet items) of $13.5 million available as of December 31, 2004.
      As of December 31, 2003, the gross deferred tax asset was $64.3 million, reduced to a net deferred tax asset of zero by recording a valuation allowance of $64.3 million. Our first profitable quarter was the second quarter of 2003. While we were forecasting increasing revenues and net income for 2004 and 2005, as evidenced by the projections used for the valuations of our common stock as of December 31, 2002 and 2003, management exercised judgment in assessing the positive evidence of the three quarters of profitability and the forecast future year earnings against the negative evidence of accumulated losses, the uncertainty of attainment of forecast future year earnings and the potential likelihood of the realization of the utilization of net operating loss carryforwards. For the year ended December 31, 2003, net income was $4.2 million, bringing the accumulated losses to $113.8 million. Additionally, $40.6 million of our net operating loss carryforward for financial income tax purposes of $137.0 million was subject to Section 382 limitations. Accordingly, a 100% valuation allowance against the deferred income tax assets was deemed appropriate as of December 31, 2003. The net operating losses will be carried forward to future years. In addition, we had temporary differences of $13.4 million available as of December 31, 2003.
      As of December 31, 2002, the gross deferred tax asset was $68.0 million, reduced to a net deferred tax asset of zero by recording a valuation allowance of $68.0 million. While we were forecasting increasing revenues and a reduced loss for 2003, as well as net income for 2004, as evidenced by the projections used for the valuation of our common stock as of December 31, 2002, management exercised judgment in assessing the positive evidence of the forecast future year earnings against the negative evidence of accumulated losses, the uncertainty of attainment of forecast future year earnings and the potential likelihood of the realization of the utilization of net operating loss carryforwards. For the year ended December 31, 2002, the net loss was $36.1 million, bringing the accumulated losses to $118.0 million. Additionally, $40.6 million of our net operating loss carryforward for financial income tax purposes of $131.5 million was subject to Section 382 limitations. Accordingly, a 100% valuation allowance against the deferred tax assets was deemed appropriate as of December 31, 2002. In addition, we had temporary differences of $12.5 million available as of December 31, 2002.
Results of Operations
      The following table provides the notional value of the bonds traded on our platform for each of the periods presented:

	Year Ended December 31,

	2004	2003	2002

	(In billions, except number of
	trading days)
U.S. high-grade	$183.5	$140.3	$39.4
European high-grade	76.5	31.8	4.2
Other	38.1	20.1	4.8

Total	$298.1	$192.2	$48.4

Number of U.S. trading days	250	250	248
Number of U.K. trading days	250	253	250
      For volume reporting purposes, transactions in foreign currencies are converted to U.S. dollars at the exchange rates prevailing on the day the transactions were executed.

      The following tables present our consolidated operating results expressed in U.S. dollars and as a percentage of total revenues for each of the periods presented:

	Year Ended December 31,

	2004	2003	2002

	(In thousands)
Revenues
Commissions
U.S. high-grade	$45,465	$40,310	$13,390
European high-grade	15,142	7,126	975
Other	7,565	5,364	1,190

Total commissions	68,172	52,800	15,555
Information and user access fees	2,713	1,144	287
License fees	3,143	4,145	924
Interest income	882	371	742
Other	887	—	1,193

Total revenues	75,797	58,460	18,701

Expenses
Employee compensation and benefits	33,146	26,860	24,290
Depreciation and amortization	3,468	4,688	6,658
Technology and communications	6,402	4,755	3,943
Professional and consulting fees	4,908	4,180	4,699
Warrant-related expense(1)	2,524	5,400	8,624
Marketing and advertising	2,530	2,292	2,588
Moneyline revenue share	1,240	1,806	708
Restructuring charges	—	—	(674)
General and administrative	4,263	4,077	3,941

Total expenses	58,481	54,058	54,777

Income (loss) before taxes	17,316	4,402	(36,076)
Provision (benefit) for income tax(2)	(41,330)	190	—

Net income (loss)	$58,646	$4,212	$(36,076)

(1)	Warrant-related expense is the expense associated with the allocation of rights to purchase shares of our common stock issuable pursuant to a warrant issued to six of our broker-dealer clients at the time they made an equity investment in us. The total number of shares underlying the warrant is 5,000,002. While the warrant is expensed each quarter at fair market value, this is a non-cash expense that fluctuates with the underlying price of our common stock. The final share allocations under the warrant program occurred on March 1, 2004. Accordingly, we will no longer record any expense related to this warrant.

(2)	During the year ended December 31, 2004, we reduced the valuation allowance relating to our deferred tax assets by $46.2 million from $64.3 million to $18.1 million. Due to the fact that we had achieved multiple quarters of profitability, it became more likely than not that we would be able to utilize our net operating loss carryforwards. We also determined that it was more likely than not that all of the temporary differences relating to the deductibility of certain expenses for book and tax purposes, including the warrant-related expense, would be utilized prior to expiration. We also recognized $1.6 million in tax credits and a reversal of a prior year overstatement of $1.0 million. Without giving effect to the reduction of the valuation allowance, tax credits and reversal, our net income for the year ended December 31, 2004 would have been $9.9 million.

	Year Ended
	December 31,

	2004	2003	2002

Revenues
Commissions
U.S. high-grade	60%	69%	72%
European high-grade	20	12	5
Other	10	9	6

Total commissions	90	90	83
Information and user access fees	4	2	2
License fees	4	7	5
Interest income	1	1	4
Other	1	0	6

Total revenues	100	100	100

Expenses
Employee compensation and benefits	44	46	130
Depreciation and amortization	5	8	36
Technology and communications	8	8	21
Professional and consulting fees	7	7	25
Warrant-related expense	3	9	46
Marketing and advertising	3	4	14
Moneyline revenue share	2	3	4
Restructuring charges	0	0	(4)
General and administrative	6	7	21

Total expenses	78	92	293

Income (loss) before taxes	22	8	(193)
Provision (benefit) for income tax	(55)	0	0

Net income (loss)	77%	7%	(193)%

Segment Results
      As an electronic, multi-dealer to client platform for trading fixed-income securities, our operations constitute a single business segment pursuant to SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information.” Because of the highly integrated nature of the financial markets in which we compete and the integration of our worldwide business activities, we believe that results by geographic region, products or types of clients are not necessarily meaningful in understanding our business.

Year Ended December 31, 2004 Compared to Year Ended December 31, 2003

Overview
      For the year ended December 31, 2004, Income before taxes increased by $12.9 million to $17.3 million compared to Income before taxes of $4.4 million for the year ended December 31, 2003. Net income increased by $54.4 million to $58.6 million compared to Net income of $4.2 million for the year ended December 31, 2003. This increase was primarily due to a net income tax benefit of $41.3 million that was recorded for the year ended December 31, 2004 primarily due to the reduction of the valuation allowance against our deferred tax asset, which is more fully described below. Without giving effect to the reduction of the valuation allowance, our Net income for the year ended December 31, 2004 would have been $9.9 million.
      Total revenues increased by $17.3 million or 30.0% to $75.8 million for the year ended December 31, 2004 from $58.5 million for the year ended December 31, 2003. This increase in total revenues was primarily due to the growth in the total volume of bonds traded on our platform, which grew 55.0% to $298.1 billion for the year ended December 31, 2004 from $192.3 billion for the comparable period in 2003, offset in part by an increasing portion of our total trading volume generated from European high-grade corporate bonds, which carry a lower fee per million, as well as by the introduction of the new U.S. high-grade fee plans in the third quarter of 2003. Total expenses increased by $4.4 million or 8.2% to $58.5 million for the year ended December 31, 2004 from $54.1 million for the comparable period in 2003.
      For the year ended December 31, 2004, our total expenses increased primarily due to increases in employee compensation and benefits, technology and communications, professional and consulting fees, marketing and advertising and general and administrative expenses, offset by decreases in depreciation, amortization, warrant-related expense and Moneyline revenue share, in each case compared to the comparable period in 2003.
      During the year ended December 31, 2004, we reduced the valuation allowance relating to our deferred tax assets by $46.2 million from $64.3 million to $18.1 million. Due to the fact that we had achieved multiple quarters of profitability, it became more likely than not that we would be able to utilize our net operating loss carryforwards. We also determined that it was more likely than not that all of the temporary differences relating to the deductibility of certain expenses for book and tax purposes, including the warrant-related expense, would be utilized prior to expiration. We also recognized $1.6 million in tax credits and a reversal of a prior year overstatement of $1.0 million. Without giving effect to the reduction of the valuation allowance, tax credits and reversal, our net income for the year ended December 31, 2004 would have been $9.9 million.

Revenues
      Our revenues for the years ended December 31, 2004 and 2003, and the resulting dollar and percentage change, are as follows:

	Year Ended December 31,

	2004		2003

	$	% of Revenues	$	% of Revenues	$ Change	% Change

	($ in thousands)
Revenues
Commissions
U.S. high-grade	$45,465	60.0%	$40,310	69.0%	$5,155	12.8%
European high-grade	15,142	20.0	7,126	12.2	8,016	112.5
Other	7,565	10.0	5,364	9.1	2,201	41.0

Total commissions	68,172	90.0	52,800	90.3	15,372	29.1
Information and user access fees	2,713	3.6	1,144	2.0	1,569	137.2
License fees	3,143	4.1	4,145	7.1	(1,002)	(24.2)
Interest income	882	1.2	371	0.6	511	137.7
Other	887	1.1	—	0	887	—

Total revenues	$75,797	100%	$58,460	100%	$17,337	29.7%

      Commissions. Total commissions increased by $15.4 million or 29.1% to $68.2 million for the year ended December 31, 2004 from $52.8 million for the comparable period in 2003. This increase was primarily due to increases in the amount of U.S. high-grade commissions and substantial increases in European high-grade commissions. U.S. high-grade commissions increased by $5.2 million or 12.8% to $45.5 million for the year ended December 31, 2004 from $40.3 million for the comparable period in 2003. European high-grade commissions increased by $8.0 million or 112.5% to $15.1 million from $7.1 million for the comparable period in 2003. Other commissions increased by $2.2 million or 41.0% to $7.6 million from $5.4 million for the comparable period in 2003. These increases were primarily due to an increase in transaction volume from $192.2 billion for the year ended December 31, 2003 to $298.1 billion for the year ended December 31, 2004 generated by new and existing clients, offset by a 16.7% reduction in the average commission per million from $275 per million for the year ended December 31, 2003 to $229 per million for the year ended December 31, 2004. This decrease in average commission per million was attributable to the full-year effect of our U.S. high-grade fee plans, increasing volumes of transactions with lower fees per million and an increase in the percentage of trades executed on the platform with shorter maturities, which generally generate lower commissions per million,
      Information and User Access Fees. Information and user access fees increased by $1.6 million or 137.2% to $2.7 million for the year ended December 31, 2004 from $1.1 million for the year ended December 31, 2003. This increase was primarily due to an increase in the number of subscribers to our Corporate BondTicker service.
      License Fees. License fees decreased by $1.0 million or 24.2% to $3.1 million for the year ended December 31, 2004 from $4.1 million for the year ended December 31, 2003. This decrease was due to the addition of four new broker-dealer clients in the year ended December 31, 2004 compared to five new broker-dealer clients added in the year ended December 31, 2003.
      Interest Income. Interest income increased by $0.5 million or 137.7% to $0.9 million for the year ended December 31, 2004 from $0.4 million for the comparable period in 2003. This increase was due to a rise in interest rates and higher cash, cash equivalents and short-term investment balances during the year ended December 31, 2004 as compared to the comparable period in 2003.
      Other. Other revenues increased to $0.9 million for the year ended December 31, 2004 from $0.0 million for the comparable period in 2003. This increase was primarily due to the effects of a change in accounting policy with respect to recognizing as revenue gross telecommunication line fees paid by broker-

dealer clients. These line fees were immaterial and were offset against the related technology and communications cost in prior years.

Expenses
      Our expenses for the year ended December 31, 2004 and 2003, and the resulting dollar and percentage change, are as follows:

	Year Ended December 31,

	2004		2003

	$	% of Revenues	$	% of Revenues	$ Change	% Change

	($ in thousands)
Expenses
Employee compensation and benefits	$33,146	43.7%	$26,860	45.9%	$6,286	23.4%
Depreciation and amortization	3,468	4.6	4,688	8.0	(1,220)	(26.0)
Technology and communications	6,402	8.5	4,755	8.1	1,647	34.6
Professional and consulting fees	4,908	6.5	4,180	7.2	728	17.4
Warrant-related expense	2,524	3.3	5,400	9.2	(2,876)	(53.3)
Marketing and advertising	2,530	3.3	2,292	3.9	238	10.4
Moneyline revenue share	1,240	1.6	1,806	3.1	(566)	(31.3)
General and administrative	4,263	5.6	4,077	7.0	186	4.6

Total expenses	$58,481	77.1%	$54,058	92.4%	$4,423	8.2%

      Employee Compensation and Benefits. Employee compensation and benefits increased by $6.3 million or 23.4% to $33.1 million for the year ended December 31, 2004 from $26.9 million for the year ended December 31 2003. This increase was primarily due to the addition of new employees to support our growth and Moneyline consultant staff that became our full-time employees. The total number of employees increased to 172 as of December 31, 2004 from 159 as of December 31, 2003. As a percentage of total revenues, employee compensation and benefits expense decreased to 43.7% for the year ended December 31, 2004 from 45.9% for the year ended December 31, 2003.
      Depreciation and Amortization. Depreciation and amortization expense decreased by $1.2 million or 26.0% to $3.5 million for the year ended December 31, 2004 from $4.7 million for the year ended December 31, 2003. This decrease was primarily due to certain assets coming to the end of their depreciable lives during 2004. For the year ended December 31, 2004, we capitalized $3.6 million of software development costs, of which $3.0 million was placed into production. Depreciation and amortization of the remaining balance of $0.6 million will commence when the software becomes operational. In November 2004, we determined that our trading platform software developed by us with input from Moneyline, a stockholder, would be retired by March 31, 2005. Therefore, we accelerated depreciation of this software. During the fourth quarter of 2004, we recorded additional depreciation in the amount of $0.1 million. An additional $0.2 million will be depreciated by March 31, 2005.
      Technology and Communications. Technology and communications expense increased by $1.6 million or 34.6% to $6.4 million for the year ended December 31, 2004 from $4.8 million for the year ended December 31, 2003. This increase was attributable to increased cost relating to data center hosting, market data, and office and production telecommunications. As a percentage of total revenues, technology and communications expense increased to 8.5% for the year ended December 31, 2004 from 8.1% for the year ended December 31, 2003.
      Professional and Consulting Fees. Professional and consulting fees increased by $0.7 million or 17.4% to $4.9 million for the year ended December 31, 2004 from $4.2 million for the year ended December 31, 2003. This increase was primarily due to additional legal, accounting and insurance expenses associated with becoming a public company. As a percentage of total revenues, professional and consulting fees decreased to 6.5% for the year ended December 31, 2004 from 7.2% for the year ended December 31, 2003.

      Warrant-related Expense. Warrant-related expense decreased by $2.9 million or 53.3% to $2.5 million for the year ended December 31, 2004 from $5.4 million for the year ended December 31, 2003. This decrease was primarily due to the fact that the final share allocations under the warrant program occurred on March 1, 2004.
      Marketing and Advertising. Marketing and advertising expense increased by $0.2 million or 10.4% to $2.5 million for the year ended December 31, 2004 from $2.3 million for the year ended December 31, 2003. This increase was primarily due to expenses we incurred for print and other advertising used to promote our electronic trading platform.
      Moneyline Revenue Share. Moneyline revenue share expense decreased by $0.6 million or 31.3% to $1.2 million for the year ended December 31, 2004 from $1.8 million for the year ended December 31, 2003. The increased trading volume in U.S. and European high-grade corporate bonds that is the basis for the revenue share calculation was offset by the changes in the U.S. high-grade corporate bond fee plan in 2003 and the migration away from the Moneyline platform to the new U.S. high-grade platform in May 2004.
      General and Administrative. General and administrative expense increased by $0.2 million or 4.6% to $4.3 million for the year ended December 31, 2004 from $4.1 million for the comparable period in 2003. This increase was due to a number of factors, including increase in occupancy expenses, value-added tax (VAT) and franchise tax payments, partially offset by the reversal of $0.2 million in a VAT tax reserve taken in 2003.

Provision for Income Tax
      For the year ended December 31, 2004, we recorded a net income tax benefit of $41.3 million. The benefit consists of a reduction in the valuation allowance relating to our deferred tax asset of $46.2 million, the recognition of $1.6 million in tax credits and the reversal of a prior year overstatement of $1.0 million. This was offset with a charge of $7.5 million, which includes federal, state and local and foreign taxes. We have recorded a valuation allowance of $18.1 million against the gross deferred tax assets of $59.5 million arising from net operating loss carryforwards and temporary differences relating to deductibility of certain expenses for book and tax purposes. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which the temporary differences become deductible. The valuation allowance was reduced to $18.1 million during the year ended December 31, 2004 based on our reassessment of the factors impacting the valuation allowance previously recorded. Such factors include seven consecutive quarters of profitable operations in the U.S. and six consecutive quarters of profitable operations in the U.K., our expectation of continuing future profitable operations, our anticipation that we would be able to utilize certain net operating loss carryforwards during 2004 and our ability to utilize certain of the net operating loss carryforwards in future periods prior to their expiration. We believe it is likely, but subject to some uncertainty, that approximately 76% of the net operating losses will be utilized prior to their expiration in 2017. These net operating loss carryforwards are limited pursuant to Section 382 due to the acquisition by us of 100% of the outstanding equity of Trading Edge. This estimate assumes that all temporary differences will be utilized during this period, and that a majority of the net operating loss carryforwards subject to Section 382 limitations may expire prior to their ability to be utilized. This valuation allowance was deemed appropriate due to available evidence indicating that some of the deferred tax assets might not be realized in future years due to annual utilization restrictions. The net operating losses will be carried forward to future years.
      We cannot predict the timing of the reversal of certain of the temporary differences. Therefore, the reversal of the temporary differences may result in charges to the provision for income taxes and may affect our future earnings.

Year Ended December 31, 2003 Compared to Year Ended December 31, 2002

Overview
      For the year ended December 31, 2003, net income increased by $40.3 million to $4.2 million from a net loss of $36.1 million for the year ended December 31, 2002. Total revenues increased by $39.8 million or 212.6% to $58.5 million for the year ended December 31, 2003 from $18.7 million for the year ended December 31, 2002. This increase in total revenue was primarily due to the growth in the total volume of bonds traded on our platform, which grew 297.1% to $192.2 billion for the year ended December 31, 2003 from $48.4 billion for the year ended December 31, 2002. Total expenses decreased by $0.7 million or 1.3% to $54.1 million for the year ended December 31, 2003 from $54.8 million for the year ended December 31, 2002. For the year ended December 31, 2003, our total expenses decreased due to lower warrant-related, depreciation and amortization, professional and consulting fees, and marketing and advertising expenses, offset by increases in employee compensation, technology and communications, Moneyline revenue share expenses, restructuring charges, and general and administrative expenses, in each case when compared to the year ended December 31, 2002.

Revenues
      Our revenues and percentage of revenues for the years ended December 31, 2003 and 2002, and the resulting dollar and percentage change, are as follows:

	Year Ended December 31,

	2003		2002

	$	% of Revenues	$	% of Revenues	$ Change	% Change

	($ in thousands)
Revenues
Commissions
U.S. high-grade	$40,310	69.0%	$13,390	71.6%	$26,920	201.1%
European high-grade	7,126	12.2	975	5.2	6,151	630.8
Other	5,364	9.1	1,190	6.4	4,174	350.6

Total commissions	52,800	90.3	15,555	83.2	37,245	239.4
Information and user access fees	1,144	2.0	287	1.5	857	298.9
License fees	4,145	7.1	924	4.9	3,221	348.8
Interest income	371	0.6	742	4.0	(371)	(50.0)
Other	—	0.0	1,193	6.4	(1,193)	(100.0)

Total revenues	$58,460	100%	$18,701	100%	$39,759	212.6%

      Commissions. Total commissions increased by $37.2 million or 239.4% to $52.8 million for the year ended December 31, 2003 from $15.6 million for the year ended December 31, 2002. This increase was primarily due to increases in the amount of U.S. high-grade commissions and European high-grade commissions. U.S. high-grade commissions increased by $26.9 million or 201.1% to $40.3 million for the year ended December 31, 2003 from $13.4 million for the year ended December 31, 2002. European high-grade commissions increased by $6.2 million or 630.8% to $7.1 million for the year ended December 31, 2003 from $1.0 million for the year ended December 31, 2002. These increases were primarily due to an increase in transaction volume from $48.4 billion for the year ended December 31, 2002 to $192.2 billion for the year ended December 31, 2003 generated by new and existing clients.
      Information and User Access Fees. Information and user access fees increased by $0.9 million or 298.9% to $1.1 million for the year ended December 31, 2003 from $0.3 million for the year ended December 31, 2002. This increase was primarily due to $0.8 million in information services fees received for the year ended December 31, 2003 following the launch of our Corporate BondTicker service in July 2002, for which we started charging in November 2002.
      License Fees. License fees increased by $3.2 million or 348.8% to $4.1 million for the year ended December 31, 2003 from $1.0 million for the year ended December 31, 2002. This increase was primarily due to the six new broker-dealer clients that joined the platform between October 1, 2002 and December 31, 2003.
      Interest Income. Interest income decreased by $0.4 million or 50.0% to $0.4 million for the year ended December 31, 2003 from $0.7 million for the year ended December 31, 2002. This decrease was due to the lower interest rate environment in 2003.

      Other. Other income decreased to $0 for the year ended December 31, 2003 from $1.2 million for the comparable period in 2002. This decrease was due to the non-recurring insurance settlement of $1.2 million received in 2002.

Expenses
      Our expenses and percentage of revenues for the years ended December 31, 2003 and 2002, and the resulting dollar and percentage change, are as follows:

	Year Ended December 31,

	2003		2002

	$	% of Revenues	$	% of Revenues	$ Change	% Change

	($ in thousands)
Expenses
Employee compensation and benefits	$26,860	45.9%	$24,290	129.9%	$2,570	10.6%
Depreciation and amortization	4,688	8.0	6,658	35.6	(1,970)	(29.6)
Technology and communications	4,755	8.1	3,943	21.1	812	20.6
Professional and consulting fees	4,180	7.2	4,699	25.1	(518)	(11.0)
Warrant-related expense	5,400	9.2	8,624	46.1	(3,224)	(37.4)
Marketing and advertising	2,292	3.9	2,588	13.8	(297)	(11.5)
Moneyline revenue share	1,806	3.1	708	3.8	1,098	155.2
Restructuring charges	—	0.0	(674)	(3.6)	674	(100.0)
General and administrative	4,077	7.0	3,941	21.1	136	3.5

Total expenses	$54,058	92.4%	$54,777	292.9%	$(719)	(1.3)%

      Employee Compensation and Benefits. Employee compensation and benefits expense increased by $2.6 million or 10.6% to $26.9 million for the year ended December 31, 2003 from $24.3 million for the year ended December 31, 2002. This increase was primarily due to the addition of new employees to support our growth, Moneyline consultant staff that became our full-time employees and an increase in performance-based bonuses. Total employees increased to 160 as of December 31, 2003, from 133 as of December 31, 2002. As a percentage of total revenues, employee compensation and benefits expense decreased to 45.9% for the year ended December 31, 2003 from 129.9% for the year ended December 31, 2002. We expect this expense to continue to decline as a percentage of total revenues as we continue to grow our business.
      Depreciation and Amortization. Depreciation and amortization expense decreased by $2.0 million or 29.6% to $4.7 million for the year ended December 31, 2003 from $6.7 million for the year ended December 31, 2002. This decrease was primarily due to the fact that $8.5 million of our fixed assets became fully depreciated during 2003. As a percentage of total revenues, depreciation and amortization expense decreased to 8.0% for the year ended December 31, 2003 from 35.6% for the year ended December 31, 2002.
      Technology and Communications. Technology and communications expense increased by $0.8 million or 20.6% to $4.8 million for the year ended December 31, 2003 from $3.9 million for the year ended December 31, 2002. This increase was primarily due to the additional costs relating to licenses, maintenance, production data feeds and hosting, all associated with the growth in volume traded on our platform. As a percentage of total revenues, technology and communications expense decreased to 8.1% for the year ended December 31, 2003 from 21.1% for the year ended December 31, 2002.
      Professional and Consulting Fees. Professional and consulting fees decreased by $0.5 million or 11.0% to $4.2 million for the year ended December 31, 2003 from $4.7 million for the year ended December 31, 2002. This decrease was primarily due to the fact that certain Moneyline consultant staff became our full-time employees in May 2003. As a percentage of total revenues, professional and consulting fees decreased to 7.2% for the year ended December 31, 2003 from 25.1% for the year ended December 31, 2002.

      Warrant-related Expense. Warrant-related expense decreased by $3.2 million or 37.4% to $5.4 million for year ended December 31, 2003 from $8.6 million for the year ended December 31, 2002. This decrease was primarily due to the U.S. portion of the warrant program becoming fully allocated on January  31, 2003, offset in part by increases in the value of the warrant. As a percentage of total revenues, warrant-related expense decreased to 9.2% for the year ended December 31, 2003 from 46.1% for the year ended December 31, 2002.
      Marketing and Advertising. Marketing and advertising expense decreased by $0.3 million or 11.5% to $2.3 million for the year ended December 31, 2003 from $2.6 million for the year ended December 31, 2002. This decrease was primarily due to reduced advertising in 2003. As a percentage of total revenues, marketing and advertising expense decreased to 3.9% for the year ended December 31, 2003 from 13.8% for the year ended December 31, 2002.
      Moneyline Revenue Share. Moneyline revenue share expense increased by $1.1 million or 155.2% to $1.8 million for the year ended December 31, 2003 from $0.7 million for the year ended December 31, 2002. This increase was primarily due to our increased trading volume and the resultant increase in commissions. As a percentage of total revenues, Moneyline revenue share expense decreased to 3.1% for the year ended December 31, 2003 from 3.8% for the year ended December 31, 2002.
      Restructuring Charges. For the year ended December 31, 2002, a restructuring charge of $0.7 million recorded in the year ended December 31, 2001 was determined not to be required and was reversed. There were no restructuring charges in 2003.
      General and Administrative. General and administrative expense increased by $0.1 million or 3.5% to $4.1 million for the year ended December 31, 2003 from $3.9 million for year ended December 31, 2002. This increase was due primarily to a combination of increases in travel expense and miscellaneous expenses, offset by a $0.3 million decrease in occupancy costs due to the subleasing of unneeded facilities. As a percentage of total revenues, general and administrative expense decreased to 7.0% for the year ended December 31, 2003 from 21.1% for the year ended December 31, 2002.

Provision for Income Tax
      For the year ended December 31, 2003, income taxes were minimal due to the benefit of the net operating loss carryforward. The effective income tax rate for the year was 2.6%. No income tax provision was recorded in the year ended December 31, 2002 as a result of operating losses incurred during the year. As of December 31, 2003, the gross deferred tax asset was $64.3 million, reduced to a net tax asset of zero by a valuation allowance of $64.3 million. Our first profitable quarter was the second quarter of 2003. While we were forecasting rising revenues and net income for 2004 and 2005, as evidenced by the projections used for the valuations of our common stock as of December 31, 2002 and 2003, management exercised judgment in assessing the positive evidence of the three quarters of profitability and the forecast future year earnings against the negative evidence of accumulated losses, the uncertainty of attainment of forecast future year earnings and the potential likelihood of the realization of the utilization of net operating loss carryforwards. For the year ended December 31, 2003, net income was $4.2 million, bringing the accumulated losses to $113.8 million. Additionally, $40.6 million of our net operating loss carryforward for income tax purposes of $121.4 million was subject to Section 382 limitations. Accordingly, a 100% valuation allowance against the deferred tax assets was deemed appropriate. The net operating losses will be carried forward to future years.

Quarterly Results of Operations
      Our quarterly results have varied significantly as a result of:

•	changes in trading volume due to market conditions, a decrease in the number of trading days in certain quarters, and seasonality effects caused by slow-downs in trading activity during certain periods;

•	non-recurring revenues relating to an insurance settlement and New York State disaster recovery grant relating to the September 11, 2001 terrorist acts and non-recurring expenses relating to the Trading Edge acquisition;

•	increases in the number of broker-dealers and institutional investors using our trading platform as well as increased usage by existing clients; and

•	expansion of the products we offer to our clients.

      The following table sets forth certain consolidated quarterly income statement data for the eight quarters ended December 31, 2004. In our opinion, this unaudited information has been prepared on a basis consistent with our annual financial statements and includes all adjustments (consisting only of normal recurring adjustments) necessary for a fair statement of the unaudited quarterly data. This information should be read in conjunction with our Consolidated Financial Statements and related Notes included in this annual report on Form 10-K. The results of operations for any quarter are not necessarily indicative of results that we may achieve for any subsequent periods.

	Three Months Ended

	March 31,	June 30,	Sept 30,	Dec 31,	March 31,	June 30,	Sept 30,	Dec 31,
	2003	2003	2003	2003	2004	2004	2004	2004

	(In thousands)
	(Unaudited)
Revenues
Commissions
U.S. high-grade(1)	$6,958	$9,803	$12,157	$11,392	$11,424	$11,492	$11,108	$11,441
European high-grade(2)	1,009	1,465	2,114	2,538	4,521	3,621	3,652	3,348
Other(3)	888	1,277	1,439	1,761	1,804	1,677	2,073	2,009

Total commissions	8,855	12,544	15,710	15,690	17,750	16,791	16,833	16,798
Information and user access fees(4)	122	268	391	362	489	532	731	961
License fees	1,679	838	533	1,095	582	566	744	1,251
Interest income(5)	86	91	90	105	154	116	171	441
Other(6)	—	—	—	—	198	228	239	222

Total revenues	10,743	13,741	16,724	17,252	19,173	18,233	18,718	19,673

Expenses
Employee compensation and benefits	6,385	6,639	6,692	7,145	8,165	8,445	8,259	8,277
Depreciation and amortization	1,464	1,127	1,046	1,050	746	1,081	644	997
Technology and communications	1,099	1,204	1,152	1,300	1,592	1,547	1,496	1,767
Professional and consulting fees(7)	1,249	1,033	765	1,134	946	790	1,041	2,131
Warrant-related expense	1,439	913	913	2,133	2,524	—	—	—
Marketing and advertising	558	557	551	626	625	518	750	637
Moneyline revenue share	371	448	478	508	464	356	219	201
Restructuring charges	—	—	—	—	—	—	—	—
General and administrative	750	890	953	1,485	1,102	1,239	1,337	585

Total expenses	13,315	12,812	12,550	15,382	16,165	13,975	13,746	14,595

Income (loss) before taxes	(2,572)	930	4,174	1,871	3,008	4,258	4,971	5,078
Provision (benefit) for income tax(8)	—	—	—	190	92	(39,737)	(4,163)	2,478

Net income (loss)	$(2,572)	$930	$4,174	$1,681	$2,916	$43,995	$9,134	$2,600

(1)	Of these amounts, $4,816, $5,814, $7,052, $6,506, $6,506, $6,265, $6,100 and $6,442, respectively, were from related parties.

(2)	Of these amounts, $729, $984, $1,087, $1,605, $2,611, $1,971, $1,990 and $1,778, respectively, were from related parties.

(3)	Of these amounts, $835, $998, $1,135, $1,461, $1,434, $1,139, $1,592 and $1,479, respectively, were from related parties.

(4)	Of these amounts, $41, $43, $53, $52, $60, $76, $118 and $207, respectively, were from related parties.

(5)	Of these amounts, $17, $15, $13, $20, $90, $31, $41 and $218, respectively, were from related parties.

(6)	Of these amounts, $0, $0, $0, $0, $124, $122, $136 and $133, respectively, were from related parties.

(7)	Of these amounts, $286, $92, $0, $0, $0, $0, $0 and $0, respectively, were from a related party, Moneyline. Moneyline provided certain software development services to the Company.

(8)	During the three months ended June 30, 2004, we reduced the valuation allowance relating to our deferred tax assets by $31.0 million from $60.2 million to $29.2 million. During the three months ended September 30, 2004, we reduced the valuation allowance relating to our deferred tax assets by $11.0 million from $29.2 million to $18.2 million. Due to the fact that we had achieved multiple quarters of profitability, it became more likely than not that we would be able to utilize our net operating loss carryforwards. We also determined that it was more likely than not that all of the temporary differences relating to the deductibility of certain expenses for book and tax purposes, including the warrant-related expense, would be utilized prior to expiration. During the three months ended December 31, 2004, we further reduced the valuation allowance relating to our deferred tax assets by $0.1 million from $18.2 million to $18.1 million. We also recognized $1.6 million in tax credits and a reversal of a prior year overstatement of $1.0 million. Without giving effect to the reduction of the valuation allowance, tax credits and reversal, our net income for the three months ended June 30, 2004 would have been $1.4 million and our net income for the three months ended September 30, 2004 would have been $5.6 million.
      The following tables set forth trading volume and average fee per million traded for the eight quarters ended December 31, 2004.

	Three Months Ended

	March 31,	June 30,	Sept 30,	Dec 31,	March 31,	June 30,	Sept 30,	Dec 31,
	2003	2003	2003	2003	2004	2004	2004	2004

	(In billions, except number of trading days)
Trading Volume:
U.S. high-grade	$21.0	$31.4	$43.9	$44.0	$45.0	$44.2	$44.9	$49.4
European high-grade	4.3	6.1	9.1	12.3	23.6	17.6	18.4	16.9
Other	3.6	4.5	5.3	6.8	6.4	7.4	11.4	12.9

Total	$28.9	$41.9	$58.2	$63.2	$75.0	$69.1	$74.7	$79.2

Number of U.S. trading days	61	63	64	62	63	62	63	62
Number of U.K. trading days	63	61	65	64	63	63	62	62

	Three Months Ended

	March 31,	June 30,	Sept 30,	Dec 31,	March 31,	June 30,	Sept 30,	Dec 31,
	2003	2003	2003	2003	2004	2004	2004	2004

Average Fee Per Million Traded:
U.S. high-grade	$331	$312	$277	$259	$254	$260	$248	$231
European high-grade	$234	$239	$232	$206	$191	$206	$198	$198
Other	$251	$283	$273	$258	$284	$228	$182	$155
Average Fee Per Million Traded For All Products	$307	$298	$270	$248	$237	$243	$225	$212
      The new transaction fee plans for U.S. high-grade corporate bonds were introduced during the third quarter of 2003 to provide incentives for dealers to transact higher volumes through the platform while at the same time providing us with an element of fixed commission revenue over the two-year term of the new plans. Commissions for our U.S. high-grade platform increased from $9.8 million for the three months ended June 30, 2003 to $12.2 million for the three months ended September 30, 2003. Since September 30, 2003, commissions for our U.S. high-grade platform have remained relatively constant. Specifically, commissions for our U.S. high-grade platform were $11.4 million for the three months ended December 31, 2003, $11.4 million for the three months ended March 31, 2004, $11.5 million for the three months ended June 30, 2004, $11.1 million for the three months ended September 30, 2004 and $11.4 million for the three months ended December 31, 2004. Due primarily to the new transaction fee plans, and trades executed on the platform with shorter maturities, which generally generate lower commissions per million, average U.S. high-grade commissions declined from $312 per million traded in the three months ended June 30, 2003 to $231 per million traded in the three months ended December 31, 2004. This decrease in the average commission per million traded was more than offset by volume increases. Specifically, our trading volume for U.S. high-grade corporate bonds was $31.4 billion for the three months ended June 30, 2003, rising to $43.9 billion for the three months ended September 30, 2003, and, with some variances in trading volume in interim quarters, increasing to $49.4 billion for the three months ended December 31, 2004.
      For the European high-grade platform during the last eight quarters, revenues ranged from a low of $1.0 million for the three months ended March 31, 2003 to a high of $4.5 million for the three months ended March 31, 2004 and an average of $3.8 million for the four quarters of the year ended December 31, 2004. Trading volume ranged from a low of $4.3 billion for the three months ended March 31, 2003 to a high of $23.6 billion for the three months ended March 31, 2004 and an average of $19.1 billion for the four quarters of the year ended December 31, 2004. The average fee per million did not trend in the same manner as revenue and trading volume. Because of the product mix of the bonds traded on the European high-grade platform, average European high-grade corporate bond commissions declined from $234 per million traded in the three months ended March 31, 2003 to an average of $198 per million traded for the four quarters of the year ended December 31, 2004.
      For the Other bonds traded on our platform during the last eight quarters, commissions ranged from a low of $0.9 million for the three months ended March 31, 2003 to a high of $2.1 million for the three months ended September 30, 2004 and an average of $1.9 million for the year ended December 31, 2004. Trading volume ranged from a low of $3.6 billion for the three months ended March 31, 2003 to a high of $12.9 billion for the three months ended December 31, 2004, with an average of $9.5 billion for the four quarters of the year ended December 31, 2004. The average fee per million did not trend in the same manner as revenue and trade volume because of the product mix and ranged from a high of $284 per million traded for the quarter ended March 31, 2004 to a low $155 per million traded for the three months ended December 31, 2004 and an average of $212 per million for the four quarters of the year ended December 31, 2004.
Liquidity and Capital Resources
      Since our inception, we have met our funding requirements through the issuance of our preferred stock, internally generated funds, and our initial public offering in November 2004. Cash, cash equivalents and short-term investments totaled $37.2 million at December 31, 2001, $23.8 million at December 31, 2002, $36.2 million at December 31, 2003 and $103.4 million at December 31, 2004. The changes in the balances were the result of capital-raising activities and operating cash flow. As of December 31, 2004, we did not invest in equities or corporate fixed-income securities. In January 2005, we invested the net proceeds of our initial public offering in commercial paper, municipal bonds, and short-term corporate bonds. To limit our exposure to foreign currency fluctuations from MarketAxess Europe Limited and MarketAxess Leasing, our U.K. subsidiaries, we use foreign currency forward contracts in which we sell Pounds Sterling and buy U.S. dollars for forward settlement.
      Current assets consists of cash and cash equivalents, short-term investments, securities provided as collateral, accounts receivable and prepaid expenses. These assets represented 79.6% of our total assets at December 31, 2002, 86.3% at December 31, 2003 and 70.4% at December 31, 2004. In addition our current ratio, which is computed by dividing current assets by current liabilities, was 2.8 at December 31, 2002, 2.8 at December 31, 2003 and 6.1 at December 31, 2004.

      We have no long-term or short-term debt and do not maintain bank lines of credit. Our contingent liabilities and commitments consist of our non-cancelable leases for office space. As of December 31, 2004, the minimum rentals under our leases, net of sublease income, were as follows:

Year Ended December 31,	Minimum Rentals

2005	$2.1 million
2006	2.3 million
2007	2.2 million
2008	2.2 million
2009	2.2 million
Thereafter through 2011	5.8 million

Total	$16.8 million
      The standby letters of credit used as security for these long-term leases and our foreign currency forward contracts are collateralized by U.S. Treasury securities with a fair value of $3.3 million as of December 31, 2004. U.S. Treasury securities are replaced as they mature to continually collateralize the letters of credit.
      Our cash flows for the periods presented below were as follows:

	Year Ended December 31,

	2004	2003	2002

	(In thousands)
Net cash provided by (used in) operating activities	$20,372	$16,914	$(18,643)
Net cash provided by (used in) investing activities	2,520	(8,619)	10,554
Net cash provided by financing activities	54,169	80	8,400

Net increase for the year	$77,061	$8,375	$311

Operating Activities
      Commissions, information and access fees, and general operating expenses are the key factors that influence our cash flow. At December 31, 2004, we had cash and cash equivalents of $97.7 million, an increase of $77.1 million compared to December 31, 2003. In 2003, cash and cash equivalents increased $8.4 million to $20.6 million from $12.2 million at December 31, 2002. As of December 31, 2004, cash and cash equivalents represented 55.3% of our total assets compared to 36.0% and 31.0% at December 31, 2003 and 2002, respectively. The increase in cash and cash equivalents in 2004 was due primarily to the increase in cash and cash equivalents from the net proceeds of our initial public offering of $53.9 million. The increase in 2003 was due primarily to net cash provided by operations. The slight increase in cash and cash equivalents in 2002 was due primarily to the maturity of short-term investments and the issuance of preferred stock offset by smaller operating losses than in the previous year.
      Past trends of cash flows are not necessarily indicative of future cash flow levels. A decrease in cash flows may have a material adverse effect on our liquidity, business and financial condition.
      Net cash provided by existing activities was $20.4 and $16.9 million for the years ended December 31, 2004 and 2003, respectively. Net cash used in operating activities was $18.6 million for the year ended December 31, 2002.
      Cash provided by operating activities of $20.4 million for the year ended December 31, 2004 consisted of net income of $58.6 million, adjusted for non-cash charges, primarily consisting of $41.4 million recognition of deferred taxes, charges of $3.5 million for depreciation and amortization and $2.5 million for warrant-related expense. These non-cash charges were offset by a decrease in cash used for working capital of $2.8 million.
      Cash provided by operating activities of $16.9 million for the year ended December 31, 2003 consisted of net income of $4.2 million, adjusted for non-cash charges, primarily consisting of charges of $4.7 million for depreciation and amortization and $5.4 million for warrant-related expense. These non-cash charges were offset by an increase in cash used for working capital of $2.6 million.

      Cash used in operating activities of $18.6 million for the year ended December 31, 2002 consisted of a net loss of $36.1 million, adjusted for non-cash charges, primarily consisting of charges of $6.7 million for depreciation and amortization and $8.6 million for warrant-related expense. These non-cash charges were offset by an increase in cash used for working capital of $2.2 million.

Investing Activities
      Net cash provided by investing activities was $2.5 million and $10.6 million for the years ended December 31, 2004 and 2002, respectively. For the year ended December 31, 2003, net cash used in investing activities was $8.6 million.
      Cash used in investing activities of $2.5 million for the year ended December 31, 2004 consisted of net maturities of short-term investments of $9.8 million, which was offset by purchase of furniture, equipment and leasehold improvements of $3.4 million and capitalization of software development costs of $3.6 million, and securities provided as collateral of $0.3 million.
      Cash used in investing activities of $8.6 million for the year ended December 31, 2003 consisted of net purchases of short-term investments of $4.0 million, securities provided as collateral of $0.1 million, purchase of furniture, equipment and leasehold improvements of $1.4 million and capitalization of software development costs of $3.3 million.
      Cash provided by investing activities of $10.6 million for the year ended December 31, 2002 consisted of net maturities of short-term investments of $13.7 million, which was offset by purchase of furniture, equipment and leasehold improvements of $1.0 million and capitalization of software development costs of $1.4 million, and securities provided as collateral of $0.7 million.

Financing Activities
      Net cash provided by financing activities was $54.2 million, $0.1 million and $8.4 million for the years ended December 31, 2004, 2003 and 2002, respectively. Financing activities in 2004 primarily consisted of proceeds from our initial public offering completed in November 2004.

Other Factors Influencing Liquidity and Capital Resources
      We are dependent on our broker-dealer clients, nine of which are also our stockholders, who are not restricted from buying and selling fixed-income securities, directly or through their own proprietary or third-party platforms, with institutional investors. None of our broker-dealer clients is contractually or otherwise obligated to continue to use our electronic trading platform. The loss of, or a significant reduction in the use of our electronic platform by, our broker-dealer clients could reduce our cash flows, affect our liquidity and have a material adverse effect on our business, financial condition and results of operations.
      We believe that our current resources are adequate to meet our liquidity needs and capital expenditure requirements for at least the next 12 months. However, our future liquidity and capital requirements will depend on a number of factors, including expenses associated with product development and expansion and new business opportunities that are intended to further diversify our revenue stream. We may also acquire or invest in technologies, business ventures or products that are complementary to our business. In the event we require any additional financing, it will take the form of equity or debt financing. Any additional equity offerings will result in dilution to our stockholders. Any debt financings may involve restrictive covenants with respect to dividends, issuances of additional capital and other financial and operational matters related to our business.
      Our two major operating subsidiaries, MarketAxess Corporation and MarketAxess Europe Limited, are registered broker-dealers in the U.S. and the U.K., respectively. As such, they are subject to minimum regulatory capital requirements imposed by their respective market regulators that are intended to ensure general financial soundness and liquidity based on certain minimum capital requirements. The U.S. and the U.K. regulations prohibit a registered broker-dealer from repaying borrowings from its parent or affiliates, paying cash dividends, making loans to its parent or affiliates or otherwise entering into transactions that result in a significant reduction in its regulatory net capital position without prior notification to or approval from its principal regulator. The capital structures of our broker-dealer subsidiaries are designed to provide each with capital and liquidity consistent with its business and regulatory requirements. As of December 31, 2004, MarketAxess Corporation had net capital of $19.4 million, which was $18.5 million in excess of its required minimum net capital of $0.9 million. MarketAxess Europe Limited had financial resources, as defined by the FSA, of $3.1 million, which was $2.2 million in excess of its required financial resources of $0.9 million.
      The Company’s U.S. subsidiary, MarketAxess Corporation, maintains a securities clearing agreement with a clearing broker that commenced in December 2004. MarketAxess Corporation is contractually obligated to a minimum commitment fee of $0.025 million per quarter, with this commitment waived for the first 180 days of the relationship. The securities clearing agreement also contains a termination fee. If MarketAxess Corporation terminates the securities clearing agreement in calendar year 2005, it is obligated to pay $0.025 million and if the termination occurs in calendar year 2006 or calendar year 2007, it is obligated to pay $0.010 million. Under the securities clearing agreement, MarketAxess Corporation maintains a collateral deposit with the clearing broker in the form of cash or U.S. government securities. As of December 31, 2004 and 2003, MarketAxess Corporation had $0.5 million and $0.307 million, respectively, of securities and cash on deposit with the clearing broker included in securities and cash provided as collateral.
      In the ordinary course of business, we enter into contracts that contain a variety of representations, warranties and general indemnifications. Our maximum exposure from any claims under these arrangements is unknown, as this would involve claims that have not yet occurred. However, based on past experience, we expect the risk of loss to be remote.
      We have provided a funding guarantee to our U.K. subsidiaries in the normal course of business to enable them to meet obligations to individual creditors through March 31, 2005 to the extent these subsidiaries cannot meet such obligations themselves. As the maximum obligation under this arrangement is unknown, and as the U.K. subsidiaries are consolidated for reporting purposes, no separate accrual for such guarantee has been made.

Effects of Inflation
      Because the majority of our assets are liquid in nature, they are not significantly affected by inflation. However, the rate of inflation may affect our expenses, such as employee compensation, office leasing costs and communications expenses, which may not be readily recoverable in the prices of our services. To the extent inflation results in rising interest rates and has other adverse effects on the securities markets, it may adversely affect our financial position and results of operations.
Contractual Obligations and Commitments
      The following table summarizes our contractual arrangements as of December 31, 2004.

	Payments due by Period

		Less than			More than
	Total	1 Year	1-3 Years	3-5 Years	5 Years

	(In thousands)
Operating leases	$16,840	$2,060	$4,516	$4,492	$5,772
Foreign currency forward contracts	8,333	8,333	—	—	—

	$25,173	$10,393	$4,516	$4,492	$5,772

Risk Factors That May Affect Future Results
Risks Related to the Potential Conflicts of Interest With Our Broker-Dealer Clients
Who Are Also Our Stockholders
We are dependent on our broker-dealer clients, nine of which are also our stockholders, who are not restricted from buying and selling fixed-income securities, directly or through their own proprietary or third-party platforms, with institutional investors.
      We rely on our broker-dealer clients to provide product and liquidity on our electronic trading platform by posting bond prices on our platform for bonds in their inventory and responding to institutional investor client inquiries. Although each broker-dealer client is currently a party to an agreement with us, the obligations of each broker-dealer under these agreements are minimal. None of these agreements is exclusive and broker-dealers may terminate such agreements and/or enter into, and in some cases have entered into, similar agreements with our competitors. For example, some of our broker-dealer clients are also clients of Thompson TradeWeb, a multi-dealer to institutional investor trading platform that operates an online corporate bond trading platform.
      Our broker-dealer clients buy and sell fixed-income securities directly with their clients through traditional bond trading methods, including telephone conversations, e-mail messaging and other electronic means of communication. Currently, the preponderance of trading of U.S. high-grade corporate bonds still occurs using traditional bond trading methods. Most of our broker-dealer and institutional investor clients are involved in other ventures, including other electronic trading platforms or other distribution channels, as trading participants and/or as equity holders, and such ventures or newly created ventures may compete with us and our electronic trading platform now and in the future.
      Some of our broker-dealer clients have developed electronic trading networks or have announced their intention to explore the development of electronic trading networks. These competing trading platforms may offer some features that we do not currently offer. Furthermore, our broker-dealer clients have made, and may in the future continue to make, investments in businesses that directly or indirectly compete with us, including, either individually or collectively, organizing or investing in a separate company similar to us for the purpose of competing with us or pursuing corporate opportunities that might be attractive to us. Accordingly, there can be no assurance that such broker-dealers’ primary commitments will not be to one of our competitors.
      Any reduction in the use of our electronic trading platform by our broker-dealer clients would reduce the number of different bond issues and the volume of trading in those bond issues on our platform, which could, in turn, reduce the use of our platform by our institutional investor clients. The occurrence of any of the foregoing may have a material adverse effect on our business, financial condition and results of operations.
We derive a significant percentage of our total revenues, and an even greater percentage of our commissions, from broker-dealer clients who are also our stockholders.
      We have historically earned a substantial portion of our commissions from the nine broker-dealer clients that are our stockholders. For the year ended December 31, 2004, $39.3 million or 57.7% of our commissions, for the year ended December 31, 2003, $33.0 million or 62.5% of our commissions, and for the year ended December 31, 2002, $12.3 million or 79.0% of our commissions, were generated by these nine broker-dealer clients. None of our broker-dealer clients is contractually or otherwise obligated to continue to use our electronic trading platform. Reduced involvement of these broker-dealer clients due to their loss of a right to designate a member of our Board of Directors or the potential reduction in the level of their equity ownership if these entities should sell shares of our common stock, may cause them to reduce or discontinue their use of our electronic trading platform and other services, which could negatively impact the use of our platform by our institutional investor clients. The loss of, or a significant reduction of, participation on our platform by these broker-dealer clients may have a material adverse effect on our business, financial condition and results of operations.

Nine of our broker-dealer clients or their affiliates beneficially own, in the aggregate, approximately 45.0% of our outstanding common stock. These broker-dealer clients have strategic interests that differ from those of our other stockholders.
      As of December 31, 2004, nine of our broker-dealer clients or their affiliates beneficially own, in the aggregate, approximately 45.0% of our outstanding common stock. These broker-dealer clients have strategic interests that are different from ours and those of our other stockholders. For example, in their capacity as broker-dealer clients, they would presumably favor lower commissions and/or commission caps. Furthermore, as stockholders in other consortia that have developed competitive electronic trading networks or have announced their intention to explore the development of competitive electronic trading networks, they may decide to direct some or all of their electronic trading business to one or more of our competitors. While these actions, if taken, would presumably reduce our revenues and our market capitalization and, therefore, the value of their ownership position in us, there can be no assurance that they will not decide to take such actions for their own strategic reasons.
      We are not a party to any voting agreement with any of our stockholders and are not aware of any voting agreements among our broker-dealer clients; however, they may enter into a voting agreement in the future or otherwise vote in a similar manner. To the extent that all of these broker-dealer clients or their affiliates vote similarly, they will be able to determine decisions requiring approval by our stockholders. As a result, they or their affiliates may be able to:

•	control the composition of our Board of Directors through their ability to nominate directors and vote their shares to elect them;

•	control our management and policies; and

•	determine the outcome of significant corporate transactions, including changes in control that may be beneficial to other stockholders.
      As a result of these factors, we may be less likely to pursue relationships with strategic partners who are not stockholders of ours, which could impede our ability to expand our business and strengthen our competitive position. Furthermore, these factors could also limit stockholder value by preventing a change in control or sale of MarketAxess.

Future sales of shares by our broker-dealer clients who are also our stockholders could cause the market price of our common stock to drop significantly and/or limit our ability to utilize certain income tax benefits.
      All of the shares of common stock and non-voting common stock owned by our broker-dealer clients are subject to a lock-up agreement with the underwriters of our initial public offering, pursuant to which such shares may not be sold for a period of 180 days following the date of the pricing of our initial public offering, November 4, 2004. Subject to compliance with the federal securities laws, all of these shares will become available for resale in the public market after 180 days after the effective date of our initial public offering, November 5, 2004, subject, in the case of “affiliates” of MarketAxess, to volume limitations on resale.
      In addition, to the extent any future sales of common stock by our broker-dealer clients result in an “ownership change” within Section 382, we may not be able to realize certain income tax benefits resulting from our net operating loss carryforwards existing at the date of such ownership change. For more information regarding these potential income tax benefits and our net operating loss carryforwards, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Revenues and Expenses — Income Taxes.”

Risks Related to Our Business

We face substantial competition that could reduce our market share and harm our financial performance.
      The fixed-income securities industry generally, and the electronic financial services markets in which we operate in particular, are highly competitive, and we expect competition to intensify in the future. We will continue to compete with bond trading conducted directly between broker-dealers and their institutional investor clients over the telephone or electronically. In addition, our current and prospective competitors are numerous and include:

•	other multi-dealer trading companies;

•	market data and information vendors;

•	securities and futures exchanges;

•	inter-dealer brokerage firms;

•	electronic communications networks;

•	technology, software, information and media or other companies that have existing commercial relationships with broker-dealers or institutional investors; and

•	other electronic marketplaces that are not currently in the securities business.
      Many of our current and potential competitors are more established and substantially larger than we are, and have substantially greater market presence, as well as greater financial, engineering, technical, marketing and other resources. These competitors may aggressively reduce their pricing to enter into market segments in which we have a leadership position today, potentially subsidizing any losses with profits from trading in other fixed-income or equity securities. In addition, many of our competitors offer a wider range of services, have broader name recognition and have larger customer bases than we do. Some of them may be able to respond more quickly to new or evolving opportunities, technologies and customer requirements than we can and may be able to undertake more extensive promotional activities.
      Any combination of our competitors may enter into joint ventures or consortia to provide services similar to those provided by us. Current and new competitors can launch new platforms at a relatively low cost. Others may acquire the capabilities necessary to compete with us through acquisitions. We expect that we will potentially compete with a variety of companies with respect to each product or service we offer. If we are not able to compete successfully in the future, our business, financial condition and results of operations would be adversely affected.
We have experienced losses and may incur losses in the future.
      Our losses were $16.8 million from the period of inception through December 31, 2000, $65.1 million for the year ended December 31, 2001 and $36.1 million for the year ended December 31, 2002. For the year ended December 31, 2003, we reported net income of $4.2 million and for the year ended December 31, 2004, we reported net income of $58.6 million, which included $46.2 million in income which was recognized upon our reassessment of the likelihood of realization of a portion of our deferred tax assets. We expect that our expenses will increase in the near term as we continue to expand our business and in order to meet the requirements related to being a public company. We cannot predict whether we will be able to sustain profitability and we may incur losses in future periods. If we are not able to sustain profitability, our stock price may decline.
Neither the sustainability of our current level of business nor our historical growth can be assured. Even if we do experience growth, we cannot assure you that we will grow profitably.
      The use of our electronic trading platform is relatively new. The success of our business strategy depends, in part, on our ability to maintain and expand the network of broker-dealer and institutional investor clients that use our electronic trading platform. Our business strategy also depends on increasing the use of our platform by these clients. Individuals at broker-dealers or institutional investors may have conflicting interests which may discourage their use of our platform.
      Our growth is also dependent on our ability to diversify our revenue base. We currently derive a majority of our revenues from secondary trading in U.S. high-grade corporate bonds. Our trading volume for U.S. high-grade corporate bonds has remained relatively constant during the year ended December 31, 2004 and our commissions from such trading have also remained relatively constant during the year. Our long-term business strategy is dependent on expanding our service offerings and increasing our revenues from other fixed-income products and other sources. We cannot assure you that our efforts will be successful or result in increased revenues or continued profitability.
      Our plans to pursue other opportunities for revenue growth are at an early stage, and we cannot assure you that our plans will be successful or that we will actually proceed with them as described.
Because we have a limited operating history, it is difficult to evaluate our business and prospects.
      MarketAxess was formed in April 2000 and pilot trading on our electronic trading platform began in October 2000, with the commercial launch of the platform in January 2001. As a result, we have only a limited operating history from which you can evaluate our business and our prospects. We will encounter risks and difficulties frequently experienced by early-stage companies in rapidly evolving industries, such as the electronic financial services industry. These risks and difficulties include, but are not limited to, our ability to:

•	attract and retain broker-dealers and institutional investors on a cost-effective basis;

•	expand and enhance reliable and cost-effective product and service offerings to our clients;

•	respond effectively to competitive pressures;

•	diversify our sources of revenues;

•	maintain adequate control of our expenses;

•	operate, support, expand and develop our operations, website, software, communications and other systems;

•	manage growth in personnel and operations;

•	increase awareness of our brand or market positioning;

•	expand our sales and marketing programs; and

•	respond to regulatory changes or demands.
      If we are unsuccessful in addressing these risks or in executing our business strategy, our business, financial condition and results of operations may suffer.
The cap we instituted on one of our pricing plans relating to commissions and fees paid by broker-dealers on our U.S. high-grade corporate bond trading platform could limit our revenues.
      For the year ended December 31, 2002, 71.6% of our revenues, for the year ended December 31, 2003, 69.0% of our revenues, and for the year ended December 31, 2004, 60.0% of our revenues, came from the commissions paid directly by broker-dealer clients for secondary trading of U.S. high-grade corporate bonds on our electronic trading platform. In 2003 we offered our broker-dealer clients the opportunity to switch to one of two new transaction fee plans for secondary U.S. high-grade corporate bond trading, each of which includes a fixed monthly fee component and a variable fee per trade component. For one of these new transaction fee plans, the aggregate amount of transaction fees payable by a broker-dealer client for U.S. high-grade corporate bond trading is capped on a monthly and an annual basis. Currently, one of our broker-dealer clients has selected the pricing plan that includes the fee cap. While the fee cap is designed to encourage our broker-dealer clients to be more active on our electronic trading platform, the fee cap limits the maximum amount of commissions payable to us by our most active broker-dealer clients, which could limit our revenues and constrain our growth and profitability.
Decreases in trading volumes in the fixed-income markets generally or on our platform could harm our business and profitability.
      We have experienced decreases in overall trading volume in certain periods, including specifically during the three months ended June 30, 2004, and may experience decreases in trading volume in the future. Declines in the overall volume of fixed-income securities trading and in market liquidity generally, as well as declines in interest rate volatility, result in lower revenues from commissions for trades executed on our electronic trading platform and fees generated from related activities.
      Likewise, decreases in our share of the segments of the fixed-income trading markets in which we operate, or shifts in trading volume to segments of clients which we have not penetrated, could result in lower trading volume on our platform and, consequently, lower commissions and other revenue. During periods of increased volatility in credit markets, the use of electronic trading platforms by market participants may decrease dramatically as institutional investors may seek to obtain additional information during the trade process through conversations with broker-dealers. In addition, during rapidly moving markets, broker-dealers may be less likely to post prices electronically.
      A decline in trading volumes on our platform for any reason may have a material adverse effect on our business, financial condition and results of operations because our commissions are largely variable but a significant portion of our costs is fixed.
If we experience significant fluctuations in our operating results or fail to meet revenues and earnings expectations, our stock price may fall rapidly and without advance notice.
      Due to our limited operating history, our evolving business model and the unpredictability of our industry, we may experience significant fluctuations in our operating results. We base our current and future expense levels and our investment plans on estimates of future revenues and future rate of growth. Our expenses and investments are, to a large extent, fixed and we expect that these expenses will increase in the future. We may not be able to adjust our spending quickly enough if our revenues fall short of our expectations.
      Our revenues and operating results may also fluctuate due to other factors, including:

•	our ability to retain existing broker-dealer and institutional investor clients and attract new broker-dealers and institutional investor clients;

•	our ability to drive an increase in use of our electronic trading platform by new and existing broker-dealer and institutional investor clients;

•	changes in our pricing policies, including our introduction of a fee arrangement with our broker-dealer clients relating to U.S. high-grade corporate bond trading that includes a cap;

•	the introduction of new features on our electronic trading platform;

•	the rate of expansion and effectiveness of our sales force;

•	new product and service introductions by our competitors;

•	fluctuations in overall market trading volume;

•	technical difficulties or interruptions in our service;

•	general economic conditions in our geographic markets;

•	additional investment in our services or operations; and

•	regulatory compliance costs.
      As a result, our operating results may fluctuate significantly on a quarterly basis, which could result in decreases in our stock price.

We may not be able to introduce enhanced versions of our electronic trading platform, new services and/or service enhancements in a timely or acceptable manner, which could harm our competitive position.
      Our business environment is characterized by rapid technological change, changing and increasingly sophisticated client demands and evolving industry standards. Our future will depend on our ability to develop and introduce new features to, and new versions of, our electronic trading platform. The success of new features and versions depends on several factors, including the timely completion, introduction and market acceptance of the feature or version. In addition, the market for our electronic trading platform may be limited if prospective clients require customized features or functions that we are unable or unwilling to provide. If we are unable to anticipate and respond to the demand for new services, products and technologies and develop new features and enhanced versions of our electronic trading platform that achieve widespread levels of market acceptance on a timely and cost-effective basis, it could have a material adverse effect on our business, financial condition and results of operations.
As we enter new markets, we may not be able to successfully attract clients and adapt our technology and marketing strategy for use in those markets.
      Our strategy includes leveraging our electronic trading platform to enter new markets. We cannot assure you that we will be able to successfully adapt our proprietary software and technology for use in other markets. Even if we do adapt our software and technology, we cannot assure you that we will be able to attract clients and compete successfully in any such new markets. We cannot assure you that our marketing efforts or our pursuit of any of these opportunities will be successful. If these efforts are not successful, we may realize less than expected earnings, which in turn could result in a decrease in the market value of our common stock. Furthermore, these efforts may divert management attention or inefficiently utilize our resources.
Rapid technological changes may render our technology obsolete or decrease the attractiveness of our products and services to our broker-dealer and institutional investor clients.
      We must continue to enhance and improve our electronic trading platform. The electronic financial services industry is characterized by increasingly complex systems and infrastructures and new business models. If new industry standards and practices emerge, our existing technology, systems and electronic trading platform may become obsolete or our existing business may be harmed. Our future success will depend on our ability to:

•	enhance our existing products and services;

•	develop and/or license new products and technologies that address the increasingly sophisticated and varied needs of our broker-dealer and institutional investor clients and prospective clients; and

•	respond to technological advances and emerging industry standards and practices on a cost-effective and timely basis.
      Developing our electronic trading platform and other technology entails significant technical and business risks. We may use new technologies ineffectively or we may fail to adapt our electronic trading platform, information databases and network infrastructure to broker-dealer or institutional investor client requirements or emerging industry standards. For example, our electronic trading platform functionality that allows searches and inquiries on bond pricing and availability is a critical part of our service, and it may become out-of-date or insufficient from our broker-dealer clients’ or institutional investor clients’ perspective and in relation to the inquiry functionality of our competitors’ systems. If we face material delays in introducing new services, products and enhancements, our broker-dealer and institutional investor clients may forego the use of our products and use those of our competitors.
      Further, the adoption of new Internet, networking or telecommunications technologies may require us to devote substantial resources to modify and adapt our services. We cannot assure you that we will be able to successfully implement new technologies or adapt our proprietary technology and transaction-processing systems to client requirements or emerging industry standards. We cannot assure you that we will be able to respond in a timely manner to changing market conditions or client requirements.

We depend on third-party suppliers for key products and services.
      We rely on a number of third parties to supply elements of our trading, information and other systems, as well as computers and other equipment, and related support and maintenance. We cannot assure you that any of these providers will be able to continue to provide these services in an efficient, cost-effective manner, if at all, or that they will be able to adequately expand their services to meet our needs. If we are unable to make alternative arrangements for the supply of critical products or services in the event of a malfunction of a product or an interruption in or the cessation of service by an existing service provider, our business, financial condition and results of operations could be materially adversely affected.
      In particular, we depend on a third-party vendor for our corporate bond reference database. Disruptions in the services provided by that third party to us, including as a result of their inability or unwillingness to continue to license products that are critical to the success of our business, could have a material adverse effect on our business, financial condition and results of operations.
      We also rely, and expect in the future to continue to rely, on third parties for various computer and communications systems, such as telephone companies, online service providers, data processors, and software and hardware vendors. Other third parties provide, for instance, our data center, telecommunications access lines and significant computer systems and software licensing, support and maintenance services. Any interruption in these or other third-party services or a deterioration in their performance could impair the quality of our service. We cannot be certain of the financial viability of all of the third parties on which we rely.
      We license software from third parties, much of which is integral to our electronic trading platform and our business. We also hire contractors to assist in the development, quality assurance testing and maintenance of our electronic trading platform and other systems. Continued access to these licensors and contractors on favorable contract terms or access to alternative software and information technology contractors is important to our operations. Adverse changes in any of these relationships could have a material adverse effect on our business, financial condition and results of operations.
      We attempt to negotiate favorable pricing, service, confidentiality and intellectual property ownership or licensing and other terms in our contracts with our service providers. These contracts usually have multi-year terms. However, there is no guarantee that these contracts will not terminate and that we will be able to negotiate successor agreements or agreements with alternate service providers on competitive terms. Further, the existing agreements may bind us for a period of time to terms and technology that become obsolete as our industry and our competitors advance their own operations and contracts.
Our success depends on maintaining the integrity of our electronic trading platform, systems and infrastructure; our computer systems may suffer failures, capacity constraints and business interruptions that could increase our operating costs and cause us to lose clients.
      In order to be successful, we must provide reliable, real-time access to our electronic trading platform for our broker-dealer and institutional investor clients. If our electronic trading platform is hampered by slow delivery times, unreliable service or insufficient capacity, our broker-dealer and institutional investor clients may decide to stop using our platform, which would have a material adverse effect on our business, financial condition and results of operations.
      As our operations grow in both size and scope, we will need to improve and upgrade our electronic trading platform and infrastructure to accommodate potential increases in order message volume and trading volume, the trading practices of new and existing clients, regulatory changes and the development of new and enhanced trading platform features, functionalities and ancillary products and services. The expansion of our electronic trading platform and infrastructure has required, and will continue to require, substantial financial, operational and technical resources. These resources will typically need to be committed well in advance of any actual increase in trading volumes and order messages. We cannot assure you that our estimates of future trading volumes and order messages will be accurate or that our systems will always be able to accommodate actual trading volumes and order messages without failure or degradation of performance. Furthermore, we use new technologies to upgrade our established systems, and the development of these new technologies also entails technical, financial and business risks. We cannot assure you that we will successfully implement new technologies or adapt our existing electronic trading platform, technology and systems to the requirements of our broker-dealer and institutional investor clients or to emerging industry standards. The inability of our electronic trading platform to accommodate increasing trading volume and order messages would also constrain our ability to expand our business.
      We have completed the transition of our European bond platform to our internally-developed software. Our European bond platform accounted for over 20% of our aggregate revenues and approximately 25% of our aggregate trading volume in 2004.
      We cannot assure you that we will not experience systems failures. Our electronic trading platform, computer and communication systems and other operations are vulnerable to damage, interruption or failure as a result of, among other things:

•	irregular or heavy use of our electronic trading platform during peak trading times or at times of unusual market volatility;

•	power or telecommunications failures, hardware failures or software errors;

•	human error;

•	computer viruses, acts of vandalism or sabotage (and resulting potential lapses in security), both internal and external;

•	natural disasters, fires, floods or other acts of God;

•	acts of war or terrorism or other armed hostility; and

•	loss of support services from third parties, including those to whom we outsource aspects of our computer infrastructure critical to our business.
      In the event that any of our systems, or those of our third-party providers, fail or operate slowly, it may cause any one or more of the following to occur:

•	unanticipated disruptions in service to our clients;

•	slower response times or delays in our clients’ trade execution;

•	incomplete or inaccurate accounting, recording or processing of trades;

•	financial losses and liabilities to clients;

•	litigation or other claims against us, including formal complaints to industry regulatory organizations; and

•	regulatory inquiries, proceedings or sanctions.
      Any system failure that causes an interruption in service or decreases the responsiveness of our service, including failures caused by client error or misuse of our systems, could damage our reputation, business and brand name and lead our broker-dealer and institutional investor clients to decrease or cease their use of our electronic trading platform.
      In these circumstances, our redundant systems or disaster recovery plans may not be adequate. Similarly, although many of our contracts with our service providers require them to have disaster recovery plans, we cannot be certain that these will be adequate or implemented properly. In addition, our business interruption insurance may not adequately compensate us for losses that may occur.
      We also cannot assure you that we have sufficient personnel to properly respond to system problems. We internally support and maintain many of our computer systems and networks, including those underlying our electronic trading platform. Our failure to monitor or maintain these systems and networks or, if necessary, to find a replacement for this technology in a timely and cost-effective manner would have a material adverse effect on our business, financial condition and results of operations.

If our security measures are breached and unauthorized access is obtained to our electronic trading platform, broker-dealers and institutional investors may become hesitant to use, or reduce or stop their use of, our trading platform.
      Our electronic trading platform involves the storage and transmission of our clients’ proprietary information. The secure transmission of confidential information over public networks is a critical element of our operations. Security breaches could expose us to a risk of loss of this information, litigation and possible liability. If our security measures are breached as a result of third-party action, employee error, malfeasance or otherwise, and, as a result, someone obtains unauthorized access to trading or other confidential information, our reputation could be damaged, our business may suffer and we could incur significant liability. Because techniques used to obtain unauthorized access or to sabotage computer systems change frequently and generally are not recognized until launched against a target, we may be unable to anticipate these techniques or to implement adequate preventive measures. If an actual, threatened or perceived breach of our security occurs, the market perception of the effectiveness of our security measures could be harmed and could cause broker-dealers and clients to reduce or stop their use of our electronic trading platform. We may be required to expend significant resources to protect against the threat of security breaches or to alleviate problems, including reputational harm and litigation, caused by any breaches. Although we intend to continue to implement industry-standard security measures, we cannot assure you that those measures will be sufficient.

We may not be able to protect our intellectual property rights or technology effectively, which would allow competitors to duplicate or replicate our electronic trading platform. This could adversely affect our ability to compete.
      Intellectual property is critical to our success and ability to compete, and if we fail to protect our intellectual property rights adequately, our competitors might gain access to our technology. We rely primarily on a combination of patent, copyright, trademark and trade secret laws in the United States and other jurisdictions, as well as license agreements, third-party non-disclosure and other agreements and other contractual provisions and technical measures to protect our intellectual property rights. We attempt to negotiate beneficial intellectual property ownership provisions in our contracts and also require employees, consultants, advisors and collaborators to enter into confidentiality agreements in order to protect the confidentiality of our proprietary information. We have filed five patent applications covering aspects of our technology and/or business, but can make no assurances that any such patents will be issued or, if issued, will protect our business and processes from competition. Additionally, laws and our contractual terms may not be sufficient to protect our technology from use or theft by third parties. For instance, a third party might reverse engineer or otherwise obtain and use our technology without our permission and without our knowledge, thereby infringing our rights and allowing competitors to duplicate or replicate our products. Furthermore, we cannot assure you that these protections will be adequate to prevent our competitors from independently developing technologies that are substantially equivalent or superior to our technology.
      We may have legal or contractual rights that we could assert against illegal use of our intellectual property rights, but lawsuits claiming infringement or misappropriation are complex and expensive, and the outcome would not be certain. In addition, the laws of some countries in which we now or in the future provide our services may not protect software and intellectual property rights to the same extent as the laws of the United States.
Defending against intellectual property infringement or other claims could be expensive and disruptive to our business. If we are found to infringe the proprietary rights of others, we could be required to redesign our products, pay royalties or enter into license agreements with third parties.
      In the technology industry, there is frequent litigation based on allegations of infringement or other violations of intellectual property rights. As the number of participants in our market increases and the number of patents and other intellectual property registrations increases, the possibility of an intellectual property claim against us grows. Although we have never been the subject of a material intellectual property dispute, we cannot assure you that a third party will not assert in the future that our technology or the manner in which we operate our business violates its intellectual property rights. From time to time, in the ordinary course of our business, we may become subject to legal proceedings and claims relating to the intellectual property rights of others, and we expect that third parties may assert intellectual property claims against us, particularly as we expand the complexity and scope of our business, the number of electronic trading platforms increases and the functionality of these platforms further overlaps. Any claims, whether with or without merit, could:

•	be expensive and time-consuming to defend;

•	prevent us from operating our business, or portions of our business;

•	cause us to cease developing, licensing or using all or any part of our electronic trading platform that incorporates the challenged intellectual property;

•	require us to redesign our products or services, which may not be feasible;

•	result in significant monetary liability;

•	divert management’s attention and resources; and

•	require us to pay royalties or enter into licensing agreements in order to obtain the right to use necessary technologies, which may not be possible on commercially reasonable terms.
      We cannot assure you that third parties will not assert infringement claims against us in the future with respect to our electronic trading platform or any of our other current or future products or services or that any such assertion will not require us to cease providing such services or products, try to redesign our products or services, enter into royalty arrangements, if available, or engage in litigation that could be costly to us. Any of these events could have a material adverse effect on our business, financial condition and results of operations.
If we are unable to enter into additional marketing and strategic alliances or if our current strategic alliances are not successful, we may not maintain the current level of trading or generate increased trading on our trading platform.
      During 2003, we entered into a strategic alliance with BrokerTec in order to provide our institutional investor clients with an electronic system to buy and sell U.S. Treasury securities. Although this strategic alliance with BrokerTec terminated on February 28, 2005, we are working with our broker-dealer clients and others to provide our institutional investor clients with an electronic system for the trading of U.S. Treasury securities. We cannot assure you that we will be able to offer our institutional investor clients uninterrupted access to an electronic system for the trading of U.S. Treasury securities.
      From time to time, we may enter into additional strategic alliances that will enable us to enter new markets, provide products or services that we do not currently offer or otherwise enhance the value of our platform to our clients.
      Entering into joint ventures and alliances entails risks, including:

•	difficulties in developing and expanding the business of newly formed joint ventures;

•	exercising influence over the activities of joint ventures in which we do not have a controlling interest; and

•	potential conflicts with or among our joint venture or alliance partners.
      We cannot assure you that we will be able to enter into new strategic alliances on terms that are favorable to us, or at all. These arrangements, if entered into, may not generate the expected number of new clients or increased trading volume we are seeking. Unsuccessful joint ventures or alliances could have a material adverse effect on our business, financial condition and results of operations.

If we acquire or invest in other businesses, products or technologies, we may be unable to integrate them with our business, our financial performance may be impaired or we may not realize the anticipated financial and strategic goals for any such transactions.
      If appropriate opportunities present themselves, we may acquire or make investments in businesses, products or technologies that we believe are strategic. We may not be able to identify, negotiate or finance any future acquisition or investment successfully. Even if we do succeed in acquiring or investing in a business, product or technology, such acquisitions and investments involve a number of risks, including:

•	we may find that the acquired company or assets do not further our business strategy, or that we overpaid for the company or assets, or the economic conditions underlying our acquisition decision may change;

•	we may have difficulty integrating the acquired technologies or products with our existing electronic trading platform, products and services;

•	we may have difficulty integrating the operations and personnel of the acquired business, or retaining the key personnel of the acquired business;

•	there may be client confusion if our services overlap with those of the acquired company;

•	our ongoing business and management’s attention may be disrupted or diverted by transition or integration issues and the complexity of managing geographically or culturally diverse enterprises;

•	we may have difficulty maintaining uniform standards, controls, procedures and policies across locations;

•	an acquisition may result in litigation from terminated employees or third parties; and

•	we may experience significant problems or liabilities associated with product quality, technology and legal contingencies.
      These factors could have a material adverse effect on our business, financial condition, results of operations and cash flows, particularly in the case of a larger acquisition or multiple acquisitions in a short period of time. From time to time, we may enter into negotiations for acquisitions or investments that are not ultimately consummated. Such negotiations could result in significant diversion of management time, as well as out-of-pocket costs.
      The consideration paid in connection with an investment or acquisition also affects our financial results. If we were to proceed with one or more significant acquisitions in which the consideration included cash, we could be required to use a substantial portion of our available cash to consummate any acquisition. To the extent we issue shares of capital stock or other rights to purchase capital stock, including options or other rights, existing stockholders may be diluted and earnings per share may decrease. In addition, acquisitions may result in the incurrence of debt, large one-time write-offs, such as of acquired in-process research and development costs, and restructuring charges. They may also result in goodwill and other intangible assets that are subject to impairment tests, which could result in future impairment charges.
We are dependent on our management team, and the loss of any key member of this team may prevent us from implementing our business plan in a timely manner.
      Our success depends largely upon the continued services of our executive officers and other key personnel, particularly Richard M. McVey, our President, Chief Executive Officer and Chairman of our Board of Directors. The terms of Mr. McVey’s employment agreement with us do not require him to continue to work for us and allow him to terminate his employment at any time, subject to certain notice requirements and forfeiture of non-vested equity options. Any loss or interruption of Mr. McVey’s services or that of one or more of our other executive officers or key personnel could result in our inability to manage our operations effectively and/or pursue our business strategy.

Because competition for our employees is intense, we may not be able to attract and retain the highly skilled employees we need to support our business.
      We strive to provide high-quality services that will allow us to establish and maintain long-term relationships with our broker-dealer and institutional investor clients. Our ability to provide these services and maintain these relationships, as well as our ability to execute our business plan generally, depends in large part upon our employees. We must attract and retain highly qualified personnel. Competition for these personnel is intense, especially for software engineers with extensive experience in designing and developing software and Internet-related services, hardware engineers, technicians, product managers and senior sales executives.
      The market for qualified personnel has grown more competitive in recent periods as electronic commerce has experienced growth. Domestic and international labor markets have tightened in concert with the continuing recovery in general economic conditions. Many of the companies with which we compete for experienced personnel have greater resources than we have and are longer established in the marketplace. In addition, in making employment decisions, particularly in the Internet, high-technology and financial services industries, job candidates often consider the total compensation package offered, including the value of the stock options they are to receive in connection with their employment. Significant volatility in the price of our common stock may adversely affect our ability to attract or retain key employees. Furthermore, proposed changes to accounting principles generally accepted in the United States relating to the expensing of stock options may discourage us from granting the size or type of stock option awards that job candidates may require to join our company.
      We cannot assure you that we will be successful in our efforts to recruit and retain the required personnel. The failure to attract new personnel or to retain and motivate our current personnel may have a material adverse effect on our business, financial condition and results of operations.
Our business is subject to increasingly extensive government and other regulation and our relationships with our broker-dealer clients may subject us to increasing regulatory scrutiny.
      The financial industry is extensively regulated by many governmental agencies and self-regulatory organizations, including the U.S. Securities and Exchange Commission (SEC) and the National Association of Securities Dealers, Inc. (NASD). As a matter of public policy, these regulatory bodies are responsible for safeguarding the integrity of the securities and other financial markets and protecting the interests of investors in those markets. These regulatory bodies have broad powers to promulgate and interpret, investigate and sanction non-compliance with their laws, rules and regulations.
      Most aspects of our broker-dealer subsidiaries are highly regulated, including:

•	the way we deal with our clients;

•	our capital requirements;

•	our financial and regulatory reporting practices;

•	required record-keeping and record retention procedures;

•	the licensing of our employees; and

•	the conduct of our directors, officers, employees and affiliates.
      We cannot assure you that we and/or our directors, officers and employees will be able to fully comply with these laws, rules and regulations. If we fail to comply with any of these laws, rules or regulations, we may be subject to censure, fines, cease-and-desist orders, suspension of our business, suspensions of personnel or other sanctions, including revocation of our membership in the NASD and registration as a broker-dealer.
      Changes in laws or regulations or in governmental policies, including the rules relating to the maintenance of specific levels of net capital applicable to our broker-dealer subsidiaries, could have a material adverse effect on our business, financial condition and results of operations. Our industry has been and is subject to continuous regulatory changes and may become subject to new regulations or changes in the interpretation or enforcement of existing regulations, which could require us to incur significant compliance costs or cause the development of affected markets to become impractical. In addition, as we expand our business into new markets, it is likely that we will be subject to additional laws, rules and regulations. We cannot predict the extent to which any future regulatory changes may adversely affect our business and operations.
      Our disclosed trading system has not been subjected to regulation as an alternative trading system under Regulation ATS. A determination by the SEC to treat our trading platform as an alternative trading system subject to Regulation ATS would subject us to additional reporting obligations and other limitations on the conduct of our business, many of which could be material.
      As an enterprise founded and historically controlled by broker-dealer competitors, we may be subject to ongoing regulatory scrutiny of our business to a degree that is not likely to be experienced by some of our competitors. In November 2000, we received a Civil Investigative Demand from the U.S. Department of Justice in connection with the Antitrust Division’s investigation of electronic bond and other consortia trading systems. After compliance with all information requests, we recently received notice from the U.S. Department of Justice that the investigation is now officially closed. As the use of our electronic trading platform grows and represents a greater share of the trading volume of fixed-income securities, the risk that other regulatory investigations could commence in the future increases. Additionally, the involvement of individuals affiliated with certain of our broker-dealer clients on our Board of Directors and as stockholders may subject us to increased regulatory scrutiny of our business. At any time, the outcome of investigations and other regulatory scrutiny could lead to compulsory changes to our business model, conduct or practices, or our relationships with our broker-dealer clients, or additional governmental scrutiny or private lawsuits against us, any of which could materially harm our revenues, impair our ability to provide access to the broadest range of fixed-income securities and impact our ability to grow and compete effectively, particularly as we implement new initiatives designed to enhance our competitive position.
      The activities and consequences described above may result in significant distractions to our management and could have a material adverse effect on our business, financial condition and results of operations.
We expect to continue to expand our operations outside of the United States; however, we may face special economic and regulatory challenges that we may not be able to meet.
      We operate an electronic trading platform in Europe and we plan to further expand our operations throughout Europe and other regions. There are certain risks inherent in doing business in international markets, particularly in the financial services industry, which is heavily regulated in many jurisdictions outside the United States. These risks include:

•	less developed technological infrastructures and generally higher costs, which could result in lower client acceptance of our services or clients having difficulty accessing our trading platform;

•	difficulty in obtaining the necessary regulatory approvals for planned expansion, if at all, and the possibility that any approvals that are obtained may impose restrictions on the operation of our business;

•	the inability to manage and coordinate the various regulatory requirements of multiple jurisdictions that are constantly evolving and subject to unexpected change;

•	difficulties in staffing and managing foreign operations;

•	fluctuations in exchange rates;

•	reduced or no protection for intellectual property rights;

•	seasonal reductions in business activity; and

•	potentially adverse tax consequences.

      Our inability to manage these risks effectively could adversely affect our business and limit our ability to expand our international operations, which could have a material adverse effect on our business, financial condition and results of operations.
We cannot predict our future capital needs or our ability to obtain additional financing if we need it.
      Our business is dependent upon the availability of adequate funding and regulatory capital under applicable regulatory requirements. Historically, we have satisfied these needs primarily through equity financing from certain of our broker-dealer clients, our acquisition of Trading Edge, Inc., internally generated funds and, most recently, our initial public offering. Although we believe that our available cash resources are sufficient to meet our presently anticipated liquidity needs and capital expenditure requirements for at least the next 12 months, we may in the future need to raise additional funds to, among other things:

•	support more rapid growth of our business;

•	develop new or enhanced services and products;

•	respond to competitive pressures;

•	acquire complementary companies or technologies;

•	enter into strategic alliances;

•	increase the regulatory net capital necessary to support our operations; or

•	respond to unanticipated capital requirements.
      We may not be able to obtain additional financing, if needed, in amounts or on terms acceptable to us, if at all. Our existing investors, including our broker-dealer clients and their affiliates, have no obligation to make further investments in us, and we do not anticipate that they will do so. If sufficient funds are not available or are not available on terms acceptable to us, our ability to fund our expansion, take advantage of acquisition opportunities, develop or enhance our services or products, or otherwise respond to competitive pressures would be significantly limited. These limitations could have a material adverse effect on our business, financial condition and results of operations.
The requirements of being a public company may strain our resources, divert management’s attention and affect our ability to attract and retain qualified board members.
      As a public company, we are subject to the reporting requirements of the Securities Exchange Act, the Sarbanes-Oxley Act of 2002 and NASDAQ rules promulgated in response to the Sarbanes-Oxley Act. The requirements of these rules and regulations have increased our legal and financial compliance costs, made some activities more difficult, time-consuming or costly and may place undue strain on our systems and resources. The Securities Exchange Act requires, among other things, that we file annual, quarterly and current reports with respect to our business and financial condition. The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal controls for financial reporting. In order to maintain and improve the effectiveness of our disclosure controls and procedures and internal control over financial reporting, significant resources and management oversight will be required. As a result, management’s attention may be diverted from other business concerns, which could have a material adverse effect on our business, financial condition and results of operations.
      These rules and regulations could also make it more difficult for us to attract and retain qualified independent members of our Board of Directors. Additionally, we expect these rules and regulations to make it more difficult and more expensive for us to obtain director and officer liability insurance. We may be required to accept reduced coverage or incur substantially higher costs to obtain coverage. NASDAQ rules also require that a majority of our Board of Directors and all of certain sub-committees of the Board of Directors consist of independent directors. We cannot assure you that our Board of Directors will continue to include a majority of independent directors to comply with the requirements of these rules.

We are subject to the risks of litigation and securities laws liability.
      Many aspects of our business, and the businesses of our clients, involve substantial risks of liability. Dissatisfied clients may make claims regarding quality of trade execution, improperly settled trades, mismanagement or even fraud against their service providers. We and our clients may become subject to these claims as the result of failures or malfunctions of our electronic trading platform and services provided by us. We could incur significant legal expenses defending claims, even those without merit. An adverse resolution of any lawsuits or claims against us could have a material adverse effect on our business, financial condition and results of operations.
Risks Related to Our Industry
If the use of electronic trading platforms does not continue to increase, we will not be able to achieve our business objectives.
      The success of our business plan depends on our ability to create an electronic trading platform for a wide range of fixed-income products. Historically, fixed-income securities markets operated through telephone communications between institutional investors and broker-dealers. The utilization of our products and services depends on the acceptance, adoption and growth of electronic means of trading securities. We cannot assure you that the growth and acceptance of electronic means of trading securities will continue.
Weak economic conditions in the United States and in the other countries and geographic areas in which we offer our services may negatively impact our business.
      In recent years, the United States and other international markets in which we offer our services have experienced a significant economic downturn. In addition, the United States and other countries in which we offer our services have recently suffered acts of war or terrorism or other armed hostilities. These or similar acts have in the past increased or prolonged, and may in the future increase or prolong, negative economic conditions. An economic downturn may impact our ability to maintain profitability by negatively affecting demand for our services.
Economic, political and market factors beyond our control could reduce demand for our services and harm our business, and our profitability could suffer.
      The global financial services business is, by its nature, risky and volatile and is directly affected by many national and international factors that are beyond our control. Any one of these factors may cause a substantial decline in the U.S. and global financial services markets, resulting in reduced trading volume. These events could have a material adverse effect on our business, financial condition and results of operations. These factors include:

•	economic and political conditions in the United States and elsewhere;

•	adverse market conditions, including unforeseen market closures or other disruptions in trading;

•	concerns over inflation and weakening consumer confidence levels;

•	the availability of cash for investment by mutual funds and other wholesale and retail investors;

•	the level and volatility of interest and foreign currency exchange rates; and

•	legislative and regulatory changes.
      Any one or more of these factors may contribute to reduced activity and prices in the securities markets generally. Our revenues and profitability are likely to decline significantly during periods of stagnant economic conditions or low trading volume in the U.S. and global financial markets.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk
      Market risk is the risk of the loss resulting from adverse changes in market rates and prices, such as interest rates and foreign currency exchange rates.

Interest Rate Risk
      Interest rate risk represents our exposure to interest rate changes with respect to the money market instruments and U.S. Treasury obligations in which we invest. As of December 31, 2004, we did not invest in equities or corporate fixed-income securities. We do not maintain an inventory of bonds that are traded on our platform, nor, with limited exceptions, do we act as principal to the bond transactions completed on our platform.
      Our interest income from money market instruments and U.S. Treasury obligations was $0.9 million for the year ended December 31, 2004, $0.4 million for the year ended December 31, 2003 and $0.7 million for the year ended December 31, 2002. Fluctuations in interest income are attributable to changes in our cash balances or holdings of U.S. Treasury securities and fluctuations in interest rates received on those balances or securities.
Derivative Risk
      Our limited derivative risk stems from our activities in the foreign currency forward contract market. We use this market to mitigate our U.S. dollar versus Pound Sterling exposure that arises from the activities of our U.K. subsidiaries. As of December 31, 2004, the notional value of our foreign currency forward contracts was $8.3 million, with an unrealized loss of $0.022 million. We do not speculate in any derivative instruments.

Item 8.	Financial Statements and Supplementary Data
INDEX TO MARKETAXESS HOLDINGS INC.
CONSOLIDATED FINANCIAL STATEMENTS

Audited Consolidated Financial Statements:
Report of Independent Registered Public Accounting Firm	75
Consolidated Statements of Financial Condition — as of December 31, 2004 and 2003	76
Consolidated Statements of Operations — for the years ended December 31, 2004, 2003 and 2002	77
Consolidated Statements of Changes in Convertible Preferred Stock, Stockholders’ Equity (Deficit) and Accumulated Other Comprehensive Income (Loss) — for the years ended December 31, 2004, 2003 and 2002	78
Consolidated Statements of Cash Flows — for the years ended December 31, 2004, 2003 and 2002	79
Notes to Consolidated Financial Statements — as of December 31, 2004 and 2003 and for the years ended December 31, 2004, 2003 and 2002	80

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of
MarketAxess Holdings Inc.:
      In our opinion, the accompanying consolidated statements of financial condition and the related consolidated statements of operations, changes in convertible preferred stock, stockholders’ equity (deficit) and accumulated other comprehensive income (loss) and cash flows present fairly, in all material respects, the financial position of MarketAxess Holdings Inc. and subsidiaries (the “Company”) as of December 31, 2004 and 2003, and the results of their operations and their cash flows for the years ended December 31, 2004, 2003 and 2002 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP
New York, NY
March 4, 2005

MARKETAXESS HOLDINGS INC.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	As of December 31,

	2004	2003

	(In thousands, except
	share and per share
	amounts)
ASSETS
Cash and cash equivalents	$97,652	$20,591
Short-term investments, at market value	5,797	15,591
Securities and cash provided as collateral	3,799	3,507
Accounts receivable, net of allowance of $270 and $0 as of December 31, 2004 and 2003 including receivables from related parties of $7,225 and $5,204 respectively	14,375	9,063
Furniture, equipment and leasehold improvements, net of accumulated depreciation and amortization	5,079	3,038
Software development costs, net	5,587	4,113
Prepaid expenses	2,801	920
Deferred tax assets, net	41,410	—
Other assets	205	360

Total assets	$176,705	$57,183

LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK, AND STOCKHOLDERS’ EQUITY (DEFICIT)
Liabilities
Accrued employee compensation	$11,803	$9,346
Deferred license revenue	2,804	3,671
Accounts payable, accrued expenses, and other liabilities, including payables to a related party of $530 and $389 as of December 31, 2004 and 2003, respectively	5,821	4,771

Total liabilities	20,428	17,788

Redeemable convertible preferred stock — 0 and 5,436,789 shares authorized, issued and outstanding in 2004 and 2003
Redeemable convertible preferred stock — Series A, $0.01 par value, 8%, 0 and 1,822,785 shares authorized, issued and outstanding in 2004 and 2003	—	24,000
Redeemable convertible preferred stock — Series C, $0.01 par value, 8%, 0 and 607,595 shares authorized, issued and outstanding in 2004 and 2003	—	10,500
Redeemable convertible preferred stock — Series D, $0.01 par value, 8%, 0 and 200,000 shares authorized, issued and outstanding in 2004 and 2003	—	5,000
Redeemable convertible preferred stock — Series E, $0.01 par value, 8%, 0 and 1,215,190 shares authorized, issued and outstanding in 2004 and 2003	—	25,500
Redeemable convertible preferred stock — Series F, $0.01 par value, 8%, 0 and 1,126,219 shares authorized, issued and outstanding in 2004 and 2003	—	45,049
Redeemable convertible preferred stock — Series G, $0.01 par value, 8%, 0 and 100,000 shares authorized, issued and outstanding in 2004 and 2003	—	3,500
Redeemable convertible preferred stock — Series H, $0.01 par value, 8%, 0 and 65,000 shares authorized, issued and outstanding in 2004 and 2003	—	2,925
Redeemable convertible preferred stock — Series I, $0.01 par value, 8%, 0 and 300,000 shares authorized, issued and outstanding in 2004 and 2003	—	8,400
Accrued dividends on redeemable convertible preferred stock	—	34,790

Total redeemable convertible preferred stock	—	159,664

Stockholders’ equity (deficit)
Convertible preferred stock — Series B, $0.01 par value, 8%, 0 and 175,443 shares authorized, issued and outstanding in 2004 and 2003	—	2
Common stock voting, $0.003 par value, 110,000,000 shares authorized in 2004 and 120,000,000 in 2003, 22,846,579 shares issued and outstanding in 2004 and 2,532,260 shares issued and outstanding in 2003	69	8
Common stock non voting, $0.003 par value, 10,000,000 authorized in 2004 and 405,060 in 2003, 401,330 issued and outstanding in 2004 and 135,020 shares authorized, issued and outstanding in 2003	13	—
Warrants, 5,007,969 authorized, issued and outstanding in 2004 and 4,778,800 authorized, issued and outstanding in 2003	24,047	21,523
Additional paid-in capital	233,110	7,819
Unearned compensation	—	(13)
Receivable for common stock subscribed	(1,042)	(1,042)
Accumulated deficit	(99,578)	(148,585)
Accumulated other comprehensive (loss) income	(342)	19

Total stockholders’ equity (deficit)	156,277	(120,269)

Total liabilities, redeemable convertible preferred stock and stockholders’ equity (deficit)	$176,705	$57,183

The accompanying notes are an integral part of these consolidated financial statements.

MARKETAXESS HOLDINGS INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,

	2004	2003	2002

	(In thousands, except share and per share
	amounts)
Revenues
Commissions
U.S. high-grade, including $25,313, $24,188 and $10,344 from related parties for the years ended December 31, 2004, 2003 and 2002, respectively	$45,465	$40,310	$13,390
European high-grade, including $8,350, $4,406 and $818 from related parties for the years ended December 31, 2004, 2003 and 2002, respectively	15,142	7,126	975
Other, including $5,644, $4,429 and $1,129 from related parties for the years ended December 31, 2004, 2003 and 2002, respectively	7,565	5,364	1,190

Total commissions	68,172	52,800	15,555
Information and user access fees, including $461, $203, and $0 from related parties for the years ended December 31, 2004, 2003 and 2002, respectively	2,713	1,144	287
License fees	3,143	4,145	924
Interest income, including $380, $65 and $118 from related parties for the years ended December 31, 2004, 2003 and 2002, respectively	882	371	742
Other, including $515, $0 and $0 from related parties for the years ended December 31, 2004, 2003 and 2002, respectively	887	—	1,193

Total revenues	75,797	58,460	18,701

Expenses
Employee compensation and benefits	33,146	26,860	24,290
Depreciation and amortization	3,468	4,688	6,658
Technology and communications	6,402	4,755	3,943
Professional and consulting fees, including $0, $378 and $1,450 to related parties for the years ended December 31, 2004, 2003 and 2002, respectively	4,908	4,180	4,699
Warrant-related expense	2,524	5,400	8,624
Marketing and advertising	2,530	2,292	2,588
Moneyline revenue share to related party	1,240	1,806	708
Restructuring charges	—	—	(674)
General and administrative	4,263	4,077	3,941

Total expenses	58,481	54,058	54,777

Income (loss) before income taxes	17,316	4,402	(36,076)

Provision (benefit) for income taxes	(41,330)	190	—

Net income (loss)	$58,646	$4,212	$(36,076)

Net income (loss) per common share
Basic	$6.90	$(2.20)	$(14.39)
Diluted	$1.91	$(2.20)	$(14.39)
Weighted average shares used to compute net income per common share
Basic	7,097,682	3,288,464	3,290,326
Diluted	30,638,644	3,288,464	3,290,326
The accompanying notes are an integral part of these consolidated financial statements.

MARKETAXESS HOLDINGS INC.
CONSOLIDATED STATEMENTS OF CHANGES IN CONVERTIBLE PREFERRED STOCK, STOCKHOLDERS’
EQUITY (DEFICIT) AND ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

			Total
	Redeemable		Redeemable			Common				Receivable		Accumulated	Total
	Convertible	Accrued Dividends	Convertible	Convertible	Common	Stock		Additional		for Common		Other	Stockholders’
	Preferred	on Redeemable	Preferred	Preferred	Stock	Non		Paid-In	Unearned	Stock	Accumulated	Comprehensive	Equity
	Stock	Convertible Stock	Stock	Stock	Voting	Voting	Warrants	Capital	Compensation	Subscribed	Deficit	(Loss) Income	(Deficit)

	(In thousands)
Balance at December 31, 2001	$116,474	$12,054	$128,528	$2	$8	$—	$7,499	$4,968	$(245)	$(1,042)	$(93,985)	$54	$(82,741)
Issuance of Series I redeemable convertible preferred stock	8,400	—	8,400	—	—	—	—	—	—	—	—	—	—
Redemption of employee stock	—	—	—	—	—	—	—	—	—	—	—	—	—
Accrued dividends on redeemable convertible preferred stock	—	11,281	11,281	—	—	—	—	—	—	—	(11,281)	—	(11,281)
Additional paid-in capital, warrants	—	—	—	—	—	—	8,624	—	—	—	—	—	8,624
Additional paid-in capital, stock options	—	—	—	—	—	—	—	1,193	—	—	—	—	1,193
Earned compensation	—	—	—	—	—	—	—	—	171	—	—	—	171
Other comprehensive income	—	—	—	—	—	—	—	—	—	—	—	73	73
Net loss	—	—	—	—	—	—	—	—	—	—	(36,076)	—	(36,076)

Balance at December 31, 2002	$124,874	$23,335	$148,209	$2	$8	$—	$16,123	$6,161	$(74)	$(1,042)	$(141,342)	$127	$(120,037)
Issuance of common stock voting	—	—	—	—	—	—	—	80	—	—	—	—	80
Redemption of employee stock	—	—	—	—	—	—	—	—	—	—	—	—	—
Accrued dividends on redeemable convertible preferred stock	—	11,455	11,455	—	—	—	—	—	—	—	(11,455)	—	(11,455)
Additional paid-in capital, warrants	—	—	—	—	—	—	5,400	—	—	—	—	—	5,400
Additional paid-in capital, stock options	—	—	—	—	—	—	—	1,543	—	—	—	—	1,543
Issuance of stock options to directors	—	—						35	—	—	—	—	35
Earned compensation	—	—	—	—	—	—	—	—	61	—	—	—	61
Other comprehensive loss	—	—	—	—	—	—	—	—	—	—	—	(108)	(108)
Net income	—	—	—	—	—	—	—	—	—	—	4,212	—	4,212

Balance at December 31, 2003	$124,874	$34,790	$159,664	$2	$8	$—	$21,523	$7,819	$(13)	$(1,042)	$148,585)	$19	$(120,269)
Issuance of common stock voting	—	—	—	—	—	—	—	230	—	—	—	—	230
Accrued dividends on redeemable convertible preferred stock	—	9,639	9,639	—	—	—	—	—	—	—	(9,639)	—	(9,639)
Additional paid-in capital, warrants	—	—					2,524	—	—	—	—	—	2,524
Additional paid-in capital, options	—	—	—	—	—	—	—	293	—	—	—	—	293
Additional paid-in capital, stock options	—	—	—	—	—	—	—	1,580	—	—	—	—	1,580
Additional paid-in capital, options to non-employees	—	—	—	—	—	—	—	17	—	—	—	—	17
Earned Compensation	—	—	—	—	—	—	—	—	13	—	—	—	13
Other comprehensive loss	—	—	—	—	—	—	—	—	—	—	—	(361)	(361)
Conversion of redeemable convertible preferred stock	(124,874)	(44,429)	(169,303)	(2)	43	13	—	169,249	—	—	—	—	169,303
Issuance of common stock in initial public offering, net of underwriting discounts	—	—	—	—	18	—	—	58,805	—	—	—	—	58,823
Direct costs of initial public offering	—	—	—	—	—	—	—	(4,883)	—	—	—	—	(4,883)
Net income	—	—	—	—	—	—	—	—	—	—	58,646	—	58,646

Balance at December 31, 2004	$—	$—	$—	$—	$69	$13	$24,047	$233,110	$—	$(1,042)	$(99,578)	$(342)	$156,277

The accompanying notes are an integral part of these consolidated financial statements.

MARKETAXESS HOLDINGS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,

	2004	2003	2002

	(In thousands)
Cash flows from operating activities
Net income (loss)	$58,646	$4,212	$(36,076)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Depreciation and amortization	3,468	4,688	6,658
Warrant-related expense	2,524	5,400	8,624
Amortization of earned compensation	13	61	171
Issuance of stock options to directors and non-employees	17	35	—
Compensation expense related to stock option issuance	1,873	1,543	1,193
Other comprehensive (loss) income	(361)	(108)	73
Deferred tax assets	(41,410)	—	—
Provision for bad debts	270	—	—
Changes in operating assets and liabilities:
(Increase) in accounts receivable, including increases of $3,940, $3,069 and $1,205 from related parties for the years ended December 31, 2004, 2003 and 2002, respectively	(5,582)	(5,973)	(1,905)
(Increase) decrease in prepaid expenses	(1,880)	534	(313)
Decrease in other assets	156	—	1,921
Increase in accrued employee compensation	2,457	3,204	1,077
(Decrease) increase in deferred license revenue	(867)	3,566	(367)
Increase (decrease) in accounts payable, accrued expenses and other liabilities, including increases of $34, $123 and $226 to related parties for the years ended December 31, 2004, 2003 and 2002, respectively	1,048	(248)	300

Net cash provided by (used in) operating activities	20,372	16,914	(18,643)

Cash flows from investing activities
Purchase of short-term investments	(55,593)	(45,170)	(43,916)
Maturity of short-term investments	65,387	41,168	57,622
Securities and cash provided as collateral	(292)	104	(722)
Purchase of furniture, equipment and leasehold improvements	(3,394)	(1,391)	(1,060)
Capitalization of software development costs	(3,588)	(3,330)	(1,370)

Net cash provided by (used in) investing activities	2,520	(8,619)	10,554

Cash flows from financing activities
Proceeds from the issuance of common stock	230	80	—
Proceeds from initial public offering, net of underwriting discounts	58,822	—	—
Direct costs of initial public offering	(4,883)	—	—
Issuance of preferred stock	—	—	8,400

Net cash provided by financing activities	54,169	80	8,400

Cash and cash equivalents
Net increase for the year	77,061	8,375	311
Beginning of year	20,591	12,216	11,905

End of year	$97,652	$20,591	$12,216

Supplemental cash flow disclosures:
Non-cash activities, see Note 14
The accompanying notes are an integral part of these consolidated financial statements.

MARKETAXESS HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)

1.	Organization and Principal Business Activity
      MarketAxess Holdings Inc. (the “Company”) was incorporated in the State of Delaware on April 11, 2000. Through its subsidiaries, the Company operates an electronic, multi-dealer to client platform primarily for the trading of U.S. and European high-grade corporate bonds and sovereign and corporate bonds issued by entities domiciled in an emerging markets country. The Company facilitates transactions between its broker-dealer and institutional investor clients. The Company’s broker-dealer clients are: ABN Amro, Banc of America Securities, Barclays, Bear Stearns, BNP Paribas, Citigroup, Credit Suisse First Boston, Deutsche Bank, DZ Bank AG, First Tennessee National, Goldman Sachs, HSBC, ING Financial Markets, JPMorgan, Lehman Brothers, Merrill Lynch, Morgan Stanley, The Royal Bank of Scotland, Santander Investment Securities, Société Générale, UBS and Wachovia.
      The Company’s stockholder broker-dealer clients include ABN Amro, Banc of America Securities, Bear Stearns, BNP Paribas, Credit Suisse First Boston, Deutsche Bank, JPMorgan, Lehman Brothers and UBS. All of these broker-dealer clients constitute related parties of the Company (together, the “Stockholder Broker-Dealer Clients”). In addition, Moneyline Telerate (“Moneyline”) provided certain software development services to the Company and has a revenue-sharing agreement with the Company, and is also considered a related party. See Note 7, “Related Parties.”
      The Company’s U.S. subsidiary, MarketAxess Corporation, is a registered broker-dealer with the U.S. Securities and Exchange Commission (“SEC”) and is a member of the National Association of Securities Dealers, Inc.(“NASD”) The Company also has two international subsidiaries: MarketAxess Europe Limited (“MarketAxess Europe”), which is a registered dealer with the Financial Services Authority (“FSA”) in the United Kingdom (“U.K.”), and MarketAxess Leasing Limited (collectively with MarketAxess Europe, the “U.K. Subsidiaries”).
      In May 2003, the Company incorporated a Canadian subsidiary, MarketAxess Canada Limited. This entity has not been funded and is not currently active.
      On November 4, 2004, the Company completed the initial public offering of its common stock. Specifically, 5,750,000 shares of common stock, including an aggregate of 750,000 of common stock covered by an over-allotment option granted by the Company to the underwriters, were sold at a price to the public of $11.00 per share. The aggregate proceeds to the Company from the offering were approximately, $63,250, before deducting approximately $4,428 in underwriting discounts and commissions and an estimated $4,883 in other expenses incurred in connection with the offering.
      Additionally, prior to the closing of the initial public offering, all outstanding shares of redeemable convertible preferred stock and convertible preferred stock were converted into 14,484,493 shares of common stock and 4,266,310 shares of non-voting common stock.

2.	Significant Accounting Policies

Basis of Presentation
      The consolidated financial statements include the accounts of the Company and its subsidiaries, MarketAxess Corporation, MarketAxess Europe and MarketAxess Leasing Limited. All intercompany transactions and balances have been eliminated.
      Assets and liabilities denominated in foreign currencies are translated using exchange rates at the end of the year; revenues and expenses are translated at average monthly rates. Gains and losses on foreign currency translation are included as a cumulative translation adjustment to accumulated other comprehensive income (loss) in the Consolidated Statements of Changes in Convertible Preferred Stock, Stockholders’ Equity (Deficit) and Accumulated other comprehensive income (loss).

MARKETAXESS HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands, except share and per share amounts)

Cash and Cash Equivalents
      Cash and cash equivalents include cash maintained at U.S. and U.K. banks and in money market funds. The Company defines cash equivalents as short-term interest-bearing investments with maturities at the time of purchase of three months or less. Cash overdraft balances are included in Accounts payable, accrued expenses and other liabilities.

Short-Term Investments
      Short-term investments consist of U.S. government obligations with maturities of greater than three months and less than one year at the time of purchase and are reported at fair value. Short-term investment purchases and sales are recorded on the trade date and as collateral for a broker-dealer clearance account.

Securities and Cash Provided as Collateral
      Securities provided as collateral consist of U.S. government obligations and cash. Collectively, these securities are used as collateral for standby letters of credit, as collateral for foreign currency forward contracts to hedge the Company’s net investments in the U.K. Subsidiaries and as collateral for a broker-dealer clearance account.
  Allowance for Doubtful Accounts
      An allowance for doubtful accounts is based upon the estimated collectibility of information and user access fees. Additions to the allowance are charged to Bad debt expense, which is included in the General and administrative expense on the Company’s Statements of Operations.

Depreciation and Amortization
      Fixed assets are carried at cost less accumulated depreciation. The Company uses the straight-line method of depreciation over three years.
      Leasehold improvements are stated at cost and are amortized using the straight-line method over the lesser of the life of the improvement or the remaining term of the lease.

Software Development Costs
      In accordance with Statement of Position (“SOP”) No. 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use,” the Company capitalizes certain costs associated with the development of internal use software at the point at which the conceptual formulation, design and testing of possible software project alternatives have been completed. The Company capitalizes employee compensation and related benefits incurred during the preliminary software project stage. Once the product is ready for its intended use, such costs are amortized on a straight-line basis over three years. The Company reviews the amounts capitalized for impairment whenever events or changes in circumstances indicate that the carrying amounts of the assets may not be recoverable.

Warrants and Options
      A warrant program was put in place in April 2000, pursuant to which the Company issued a warrant to six of its broker-dealer clients at the time they made an equity investment in the Company. The Company also had a Broker-Dealer Stock Option program during 2001 and 2002. The Company accounts for the warrant and option programs in accordance with SFAS No. 123, “Accounting for Stock-Based Compensation.” Expense is

MARKETAXESS HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands, except share and per share amounts)
recognized on the measurement date based on the market value of the warrant or option. Market value is determined using the Black-Scholes option-pricing model.

Stock-Based Compensation for Employees
      The Company accounts for stock-based employee compensation plans in accordance with Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”), as permitted by SFAS No. 123, “Accounting for Stock-Based Compensation.” In accordance with APB No. 25, compensation expense is recognized for stock awards that have intrinsic value on the date of grant. Unearned compensation is amortized and charged to income over the vesting period.
      Starting in July 2005, the Company will adopt SFAS No. 123(R), “Share-Based Payment,” (“SFAS No. 123(R)”) which requires previously granted but unvested awards to be recorded as an expense on a prorated basis over the remaining vesting period. See Note 9, “Stockholders’ Equity (Deficit).”

Revenue Recognition
      The Company earns commissions from fixed-income trades executed on its platform by broker-dealer clients. Commissions are recorded on a trade date basis pursuant to standard transaction fee plans.
      Commissions are generally calculated as a percentage of notional dollar volume of bonds traded on the platform and vary based on the type and maturity of the bond traded. Under the transaction fee plans, bonds that are more actively traded or that have shorter maturities are generally charged lower commissions, while bonds that are less actively traded or that have longer maturities generally command higher commissions.
      Prior to August 2003, all broker-dealer clients operated under a standard transaction fee plan for the secondary trading of U.S. high-grade corporate bonds. Under the standard transaction fee plan, commissions are calculated as a percentage of the notional dollar volume of the bonds traded on the Company’s platform, vary based on the type and maturity of the bond, and are generally higher on bonds with longer maturities. Under this plan, there is no fixed monthly fee and no cap on the total amount of commissions payable by a broker-dealer client. In August 2003, the Company offered its broker-dealer clients the opportunity to switch from the standard transaction fee plan to one of two new transaction fee plans for secondary U.S. high-grade corporate bond trading. These plans have a two-year term, which commenced on either August 1, 2003 or September 1, 2003. The plans differ in their monthly fees, amount of variable fees per trade, and fee caps:

•	Plan 1: Under this plan, the broker-dealer pays a fixed monthly fee for trading U.S. high-grade corporate bonds, which provides the Company with a recurring revenue stream. In exchange for paying the fixed monthly fee, the broker-dealer pays variable fees per trade that are lower than those in the standard transaction fee plan. There is no cap on the aggregate commissions payable by the broker-dealer client under this plan.

•	Plan 2: Under this plan, the broker-dealer pays a fixed monthly fee for trading U.S. high-grade corporate bonds that is higher than that in Plan 1. In exchange for paying the higher fixed monthly fee, the broker-dealer pays variable fees per trade that are lower than those in Plan 1 and the standard transaction fee plan, and the aggregate commissions payable by the broker-dealer client are capped on a monthly and an annual basis.
      Broker-dealer clients who selected either Plan 1 or Plan 2 for U.S. high-grade corporate bond trading had the opportunity to switch to the other transaction fee plan in the second year. Currently, 13 broker-dealer clients are operating under Plan 1, one is operating under Plan 2 and four are operating under the standard transaction fee plan. The four remaining broker-dealer clients execute trades through the platform exclusively for European high-grade corporate or emerging markets bonds and are not therefore eligible to participate in

MARKETAXESS HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands, except share and per share amounts)
the U.S. high-grade corporate bond transaction fee plan. Currently, seven broker-dealer clients who are also stockholders are operating under Plan 1, one broker-dealer client who is also a stockholder is operating under Plan 2 and one broker-dealer client who is also a stockholder is operating under the standard transaction fee plan. The fee caps were set to take effect at volume levels significantly above those being transacted at the time the new transaction fee plans were introduced but will limit revenue growth in the future for U.S. high-grade corporate bond trading from the broker-dealers that have selected these plans if the higher volume levels at which the fee cap is triggered are reached. In accordance with Plan 1 and Plan 2, fixed monthly fees aggregated $18,500 and $7,000 for the years ended December 31, 2004 and 2003, respectively, and are reported as a component of commission income on the Consolidated Statements of Operations.
      The fee cap of Plan 2 sets an upper limit on the potential revenues for U.S. high-grade corporate bond trading from the Company’s broker-dealer clients that select that transaction fee plan. The one dealer-client on this Plan did not reach the monthly or annual cap.
      On the Company’s European platform, each product traded carries a broker-dealer transaction fee based on a fee schedule tied to the type and the maturity of the bond traded. This fee schedule applies a tiered fee structure, which reduces the fees per trade upon the attainment of certain specified amounts of monthly commissions generated by a particular broker-dealer and does not carry a fixed monthly fee or fee cap.
      Distinct standard fee structures are in effect for transactions in sovereign and corporate bonds issued in emerging markets and new issues traded on the Company’s platform. Broker-dealer clients pay a commission for transactions in sovereign and corporate bonds issued in emerging markets based on the type and the amount of the security traded. Commissions for transactions in more active sectors of the emerging markets are generally lower. Broker-dealer clients pay a commission for new issue transactions that is based on the allocation amount and a percentage of the new issue selling costs paid by the issuer to the Company’s broker-dealer client. The commission is generally lower on larger allocation amounts. Broker-dealer clients pay a commission for U.S. Treasury securities transactions that is based on a flat fee per million.
      The Company charges certain of its institutional investor clients an information services fee and a monthly user access fee (“the fees”) for the use of its trading platform quarterly in arrears. The fees charged to institutional investor clients are reduced or eliminated if institutional investor clients meet certain minimum quarterly trading volumes.
      Revenues associated with the Company’s commission and fee arrangements are recorded in Accounts Receivable, net, to the extent they have been or will be invoiced, and have not been collected at December 31, 2004.
      The Company enters into agreements with its broker-dealer clients pursuant to which the Company provides access to its trading platform through a non-exclusive and non-transferable license. Broker-dealer clients, other than those that previously made equity investments in the Company, pay an initial license fee, which is typically due and payable upon execution of the broker-dealer agreement. The initial license fee varies by agreement and at a minimum is intended to cover the initial set-up costs incurred to enable a broker-dealer to begin using the Company’s platform. Revenue is recognized in the first three months of the agreement in the estimated amount of the set-up costs incurred (50% in the first month, 40% in the second month and 10% in the third month), and the remaining amount is deferred and recognized ratably over the initial term of the agreement, which is generally three years.
      In 2004, the Company entered into agreements with four new broker-dealer clients. One of the agreements may require a registration process in a jurisdiction outside the United States. Once the registration process in such jurisdiction is completed, or the Company has determined that registration is not required, the Company will commence the license fee amortization described above.

MARKETAXESS HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands, except share and per share amounts)
      In 2003, the Company entered into an agreement with a broker-dealer client that included an upfront fee, of which $500 would be refunded to the broker-dealer client contingent on its aggregate commissions for the six-month period commencing July 1, 2003 placing it among the Company’s top five broker-dealer clients in terms of commissions for that period. During the defined six-month period, the broker-dealer client did not meet the refund criteria and, accordingly, the Company recorded the upfront fee as license fee revenue at the end of the six-month period. This is the only such refundable agreement entered into by the Company.

Income Taxes
      Income taxes are accounted for using the asset and liability method in accordance with SFAS No. 109, “Accounting for Income Taxes” (“SFAS No. 109”). Deferred income taxes reflect the net tax effects of temporary differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when such differences are expected to reverse. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is recognized against deferred tax assets if it is more likely than not that such assets will not be realized in future years.

Use of Estimates
      The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Foreign Currency Forward Contracts
      The Company follows SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and enters into foreign currency forward contracts to hedge its net investment in the U.K. Subsidiaries. Accordingly, gains and losses on these transactions are deferred and included in Accumulated other comprehensive (loss) income.

Earnings Per Share
      Basic earnings per share (“EPS”) is calculated by dividing the net income (loss) available to common stockholders, which includes the effect of dividends accrued on the redeemable convertible preferred stock, by the weighted average number of common shares outstanding. Common shares outstanding includes common stock and restricted stock units for which no future service is required as a condition to the delivery of the underlying common stock. Diluted EPS includes the determinants of basic EPS and, in addition, reflects the dilutive effect of the redeemable convertible preferred shares and the common stock deliverable pursuant to in-the-money stock options and warrants outstanding.

Recent Accounting Pronouncements
      In December 2004, the FASB issued SFAS No. 123(R), “Share-Based Payment,” which is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation,” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and requires that the cost resulting from all share-based payment transactions be recognized in the financial statements. This statement establishes fair value as the measurement objective in accounting for share-based payment arrangements and requires all entities to apply a fair-value based measurement method in accounting for share-based payment transactions with employees, with limited exceptions. SFAS No. 123(R) requires all share-based payments to employees, including grants

MARKETAXESS HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands, except share and per share amounts)
of employee stock options and restricted stock, to be recognized in the income statement based on their fair values and previously granted but unvested awards to be recorded as an expense on a prorated basis over the remaining vesting period. Pro forma disclosure is no longer an alternative. The new standard will be effective for public entities in the first interim period beginning after June 15, 2005. The Company will apply the modified prospective application, without restatement, commencing July 1, 2005. The Company expects the adoption of SFAS No. 123(R) will have a material impact on the Company’s Consolidated Statements of Operations. See Note 9, “Stockholders’ Equity (Deficit).”
      In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“SFAS No. 150”). SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity and imposes additional disclosure requirements. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances), because that financial instrument embodies an obligation of the issuer. Initially, SFAS No. 150 was effective for all financial instruments entered into or modified after May 31, 2003, and was otherwise effective beginning July 1, 2003. In November 2003, the FASB deferred the effective date of the statement with respect to mandatory redeemable financial instruments of certain nonpublic entities and for certain mandatory redeemable non-controlling interests. The implementation of SFAS No. 150 did not have a material effect on the Company’s Consolidated Financial Statements.
      In November 2002, the FASB issued FASB Interpretation (“FIN”) No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees, of Indebtedness of Others.” FIN No. 45 specifies the disclosures to be made about obligations under certain issued guarantees and requires a liability to be recognized for the fair value of a guarantee obligation. The recognition and measurement provisions of the interpretation apply prospectively to guarantees issued after December 31, 2002. Adoption of the recognition and measurement provisions did not have a material effect on the Company’s Consolidated Financial Statements. See Note 10, “Commitments and Contingencies.”

Reclassifications
      Certain reclassifications have been made to the prior years’ financial statements in order to conform to the current year presentation. Such reclassifications had no effect on previously reported Net income (loss).

3.	Net Capital Requirements and Customer Protection Requirements
      The Company’s U.S. subsidiary, MarketAxess Corporation (known prior to February 2002 as Trading Edge, Inc. (“Trading Edge”)), maintains a registration as a U.S. securities broker-dealer. Pursuant to the Uniform Net Capital Rule under the Securities Exchange Act of 1934, MarketAxess Corporation is required to maintain minimum net capital, as defined, equal to the greater of $5 or 6 2/3% of aggregate indebtedness. A summary of MarketAxess Corporation’s capital requirements is as follows:

	As of December 31,

	2004	2003

Net capital	$19,391	$15,100
Required net capital	864	662

Excess amount over required net capital	$18,527	$14,438

Ratio of aggregate indebtedness to net capital	0.67 to 1	0.66 to 1
      MarketAxess Corporation claims exemption from SEC Rule 15c3-3, as it does not hold customer securities or funds on account, as defined.

MARKETAXESS HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands, except share and per share amounts)
      MarketAxess Europe is subject to certain financial resource requirements of the FSA. A summary of these financial resource requirements is as follows:

	As of December 31,

	2004	2003

Financial resources	$12,488	$3,368
Resource requirement	4,393	901

Excess financial resources	$8,095	$2,467

      MarketAxess Corporation and MarketAxess Europe Limited are subject to U.S. and U.K. regulations as broker-dealers which prohibit repayment of borrowings from the Company or affiliates, paying cash dividends, making loans to the Company or affiliates or otherwise entering into transactions that result in a significant reduction in regulatory net capital or financial resources, respectively, without prior notification to or approval from such broker-dealer’s principal regulator.

4.	Furniture, Equipment and Leasehold Improvements
      Furniture, equipment and leasehold improvements, net, are comprised of the following:

	As of December 31,

	2004	2003

Computer and related equipment	$10,825	$7,720
Office hardware	2,921	2,895
Furniture and fixtures	1,377	1,169
Accumulated depreciation	(11,203)	(10,131)

Total furniture and equipment, net	3,920	1,653

Leasehold improvements	2,212	2,157
Accumulated amortization	(1,053)	(772)

Total leasehold improvements, net	1,159	1,385

Total furniture, equipment and leasehold improvements, net	$5,079	$3,038

5.	Software Development Costs
      Software development costs, net, are comprised of the following:

	As of December 31,

	2004	2003

Software development costs	$16,704	$13,116
Accumulated amortization	(11,117)	(9,003)

Total software development costs, net	$5,587	$4,113

      The Company accounts for software development costs under the provisions of SOP No. 98-1. During the year ended December 31, 2004 and 2003, software development costs totaling $3,588 and $3,330, respectively, were capitalized. Non-capitalized software costs and routine maintenance costs are expensed as incurred and are included in Employee compensation and benefits, Technology and communications and Professional and consulting fees on the Consolidated Statements of Operations.

MARKETAXESS HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands, except share and per share amounts)
      In November 2004, the Company determined that its trading platform software developed by the Company with input from Moneyline, a stockholder, would be retired by March 31, 2005. Therefore, the Company accelerated depreciation of this software. During the fourth quarter of 2004, the Company recorded additional depreciation in the amount of $148. As of December 31, 2004, the net book value of the legacy software was $221.

6.	Income Taxes
      The Company prepares a consolidated tax return with its U.S. subsidiary, MarketAxess Corporation.
      The Company’s provision (benefit) for income taxes, included in the Consolidated Statements of Operations as determined in accordance with SFAS No. 109, is as follows:

	Year Ended
	December 31,

	2004	2003

Current:
Federal	$(230)	$190
State and local	169	—
Foreign	141	—

Current provision for income taxes	$80	$190

Deferred:
Federal	$(28,307)	$—
State and local	(9,302)	—
Foreign	(3,801)	—

Deferred income tax (benefit)	(41,410)	—

Provision (benefit) for income taxes	$(41,330)	$190

      The difference between the Company’s reported provision (benefit) for income taxes and the amount computed by multiplying pre-tax income by federal statutory rates is as follows:

	Year Ended	Year Ended
	December 31,	December 31,
	2004	2003

Federal tax at statutory rate	$5,887	$1,538
Permanent differences	323	141
State and local taxes — net of federal benefit	1,595	707
Foreign taxes	(269)	—
Alternative minimum taxes	298	190
Net operating loss carryforwards	—	1,372
Change in valuation allowance	(46,116)	(3,758)
Reversal of prior year overstatement	(1,018)	—
Tax credits	(1,630)	—
Other	(400)

Provision (benefit) for federal income taxes	$(41,330)	$190

MARKETAXESS HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands, except share and per share amounts)
      The Company is subject to the Alternative Minimum Tax (“AMT”) that is imposed at the U.S. federal level. The Company can utilize 90% of its net operating loss carryforwards against taxable income and the remaining 10% of taxable income is subject to the AMT tax at a rate of 20%. The Company has available tax credits, as detailed below, that are utilized to eliminate the AMT liability.
      The Company has available various tax credits that can be used to reduce or eliminate current or future tax liabilities. A summary of these credits and their expiration dates is as follows

	As of December 31,

Expires Beginning December 31,	2004	2003

2008	$38	$38
2009	79	79
2017	61	61
2018	132	132
2019	92	92
2020	3	3
2022	123	—
2023	447	220
2024	356	647

Total tax credit carryforwards	1,331	1,272
Less: valuation allowance	(288)	(288)

Net tax credit carryforwards	$1,043	$984

      As of December 31, 2004, the Company utilized $298 of its Liberty Zone tax credits to reduce its AMT liability.
      In 2001, the Company’s subsidiary, MarketAxess Corporation, had an ownership change within the meaning of Section 382 of the Internal Revenue Code (“Section 382”). As a result of Section 382 and pertinent tax provisions, the utilization of $288 of research activity credits that expire in the years beginning 2017 through 2020 may not be utilized and accordingly, an allowance for these credits has been established.

MARKETAXESS HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands, except share and per share amounts)
      The following is a summary of the Company’s gross deferred tax asset, reduced to a net deferred asset by a valuation allowance:

	Year Ended December 31,

	2004	2003

Deferred tax assets:
Net operating loss carryforwards
U.S.	$40,912	$45,861
Foreign	3,801	5,021
Depreciation	926	432
Deferred option compensation expense	2,456	1,637
Warrant expense	10,959	9,828
Allowance for doubtful accounts	65	—
Restructuring charges	1,375	1,473
Charitable contributions carryforwards	49	—
Tax credits	1,331	—

Total deferred tax assets	61,874	64,252
Valuation allowance	(18,136)	(64,252)

Net deferred tax assets	43,738	—
Deferred tax liability:
Capitalized software development costs	(2,328)	—

Deferred tax assets, net	$41,410	$—

      The rollforward of the valuation allowance is as follows:

	Year Ended December 31,

	2004	2003

Valuation allowance at beginning of period	$64,252	$68,010
Charge to decrease valuation allowance attributable to:
Net operating losses and temporary differences —
U.S.	(41,095)	(4,051)
Foreign	(5,021)	293

Valuation allowance at end of period	$18,136	$64,252

      Deferred income taxes reflect the net tax effects of temporary differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when such differences are expected to reverse. The effect on deferred income tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. A valuation allowance is recognized against deferred tax assets if it is more likely than not that such assets will not be realized in future years.
      The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which the temporary differences become deductible. A valuation allowance is recorded when it is more likely than not that some portion or all of the gross deferred income tax assets will not be realized in future years. The Company recorded a valuation allowance against its deferred income tax

MARKETAXESS HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands, except share and per share amounts)
assets arising from net operating loss carryforwards and tax credits. As described below, certain of the Company’s net operating loss carryforwards are subject to significant limitations on an annual basis pursuant to the Internal Revenue Code.
      As of December 31, 2004, the Company had net operating loss carryforwards for income tax purposes of $102,445. The U.S. net operating loss carryforwards as of December 31, 2004 totaling $89,719 will begin to expire in 2017 and the U.K. net operating loss carryforwards as of December 31, 2004 totaling $12,726 do not expire. In 2000 and in 2001, MarketAxess Holdings Inc. and MarketAxess Corporation respectively, had an ownership change within the meaning of Section 382. As a result of Section 382 and pertinent tax provisions, the utilization of $39,141 of the Company’s net operating loss carryforwards existing at the date of the ownership change is subject to significant limitations. In addition, the Company’s net operating loss carryforwards may be subject to additional annual limitations if there is a 50% or greater change in the Company’s ownership, as determined over a rolling three-year period.
      During the year ended December 31, 2004, the Company reduced the valuation allowance by $46,116 to $18,136 based on management’s reassessment of the factors impacting the valuation allowance previously recorded. Such factors include seven consecutive quarters of profitable operations in the U.S. and six consecutive quarters of profitable operations in the U.K., management’s expectation of continuing future profitable operations, management’s anticipation that the Company would be able to utilize certain net operating loss carryforwards in 2004 and the Company’s ability to utilize certain of the net operating loss carryforwards in future years prior to expiration. The Company believes it is likely, but subject to some uncertainty, that approximately 76% of the net operating losses will be utilized prior to their expiration in 2017. In addition, the Company has temporary differences (defined as the tax effect of the difference between the financial reporting basis and the tax reporting basis of certain balance sheet items) of $13,503 available as of December 31, 2004.
      As of December 31, 2003, the gross deferred tax asset was $64,252, reduced to a net deferred tax asset of zero by a valuation allowance of $64,252. The Company’s first profitable quarter was the second quarter of 2003. While the Company was forecasting increasing revenues and net income for 2004 and 2005, as evidenced by the projections used for the valuations of the Company’s common stock as of December 31, 2002 and 2003, management exercised judgment in assessing the positive evidence of the three quarters of profitability and the forecast future year earnings against the negative evidence of accumulated losses, the uncertainty of attainment of forecast future year earnings and the potential likelihood of the realization of the utilization of net operating loss carryforwards. For the year ended December 31, 2003, net income was $4,213, bringing the accumulated losses to $113,794. Additionally, $40,563 of the Company’s net operating loss carryforward for financial income tax reporting purposes of $137,049 is subject to Section 382 limitations. Accordingly, a 100% valuation allowance against the deferred income tax assets was deemed appropriate as of December 31, 2003. The net operating losses will be carried forward to future years. In addition, the Company had temporary differences of $13,371 available as of December 31, 2003.
      As of December 31, 2002, the gross deferred tax asset was $68,010, reduced to a net tax deferred asset of zero by a valuation allowance of $68,010. While the Company was forecasting increasing revenues and a reduced loss for 2003, as well as net income for 2004, as evidenced by the projections used for the valuation of the Company’s common stock as of December 31, 2002, management exercised judgment in assessing the positive evidence of the forecast future year earnings against the negative evidence of accumulated losses, the uncertainty of attainment of forecast future year earnings and the potential likelihood of the realization of the utilization of net operating loss carryforwards. For the year ended December 31, 2002, the net loss was $36,075, bringing the accumulated losses to $118,006. Additionally, $40,563 of the Company’s net operating loss carryforward for financial tax reporting purposes of $131,459 is subject to Section 382 limitations. Accordingly, a 100% valuation allowance against the deferred tax assets was deemed appropriate as of

MARKETAXESS HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands, except share and per share amounts)
December 31, 2002. In addition, the Company had temporary differences of $12,450 available as of December 31, 2002.
      A summary of the Company’s net operating loss carryforwards and their related expiration dates is as follows:
Net operating loss carryforward — U.S.

Expire Beginning December 31,	2004	2003

2017	$186	$1,694
2018	5,541	5,541
2019	14,580	14,580
2020	22,099	28,087
2021	27,908	35,365
2022	19,405	19,404

Total net operating loss carryforwards — U.S.	89,719	104,671
Net operating loss carryforwards — Foreign
No expiration date	12,726	16,738

Total net operating loss carryforwards	$102,445	$121,409

      As of December 31, 2004, the Company has net operating loss carryforwards of $13,452 that relate to a “single return loss year,” within the meaning of the Internal Revenue Code, relating to MarketAxess Corporation that are subject to annual utilization limits.

7.	Related Parties
      The following Stockholder Broker-Dealer clients are related parties: ABN Amro, Banc of America Securities, Bear Stearns, BNP Paribas, Credit Suisse First Boston, Deutsche Bank, JPMorgan, Lehman Brothers and UBS. In addition, Moneyline, a stockholder which provided certain software development services to the Company and has a revenue-sharing agreement with the Company, is also considered a related party.
      As of and for the year then ended, the Company had the following balances and transactions with the Stockholder Broker-Dealer Clients or their affiliates:

	As of December 31,

	2004	2003

Cash and cash equivalents	$86,711	$14,164
Accounts receivable	7,225	5,204
Accounts payable, accrued expenses and other liabilities	530	389

	Year Ended December 31,

	2004	2003	2002

Commissions	$39,307	$33,023	$12,291
Information and user access fees	461	203	—
Interest income	380	65	118
Other	515	—	—

MARKETAXESS HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands, except share and per share amounts)
      In addition, short-term investments and securities provided as collateral consist of $9,097 and $18,390 of U.S. government obligations on deposit with a related party in its role as a custodian for the years ended December 31, 2004 and 2003, respectively.
      The Company is contingently obligated for two letters of credit from a related party for $403 and $1,061 as of December 31, 2004 in relation to the lease of office space for its subsidiaries, which expire on February 28, 2010 and November 13, 2005, respectively. See Note 10, “Commitments and Contingencies.”
      As described above, the Company has an agreement with Moneyline to assist in developing the Company’s U.S. high-grade corporate bond and European trading platform software. In consideration for Moneyline’s contribution of its licensed technology, the Company issued to Moneyline on April 19, 2000, 175,443 shares of Series B convertible preferred stock with a fair value of $1,500 that at the time of the initial public offering converted to 584,810 shares of common stock. In the event that Moneyline materially breaches the agreement, the Company has the right at any time thereafter, at its option, to purchase the stock then held by Moneyline at a price of $3.00 per share. The agreement does not have a termination date but may be terminated under certain conditions. Amounts capitalized under the agreement, which are based on the fair value of the shares issued, are amortized over the useful life of the developed software, which was three years.
      In consideration of Moneyline’s provision of services under the agreement, the Company paid Moneyline a variable monthly fee. In addition, Moneyline is entitled to share in a portion of the Company’s quarterly net revenues, as defined in the agreement, resulting from trading on the Company’s U.S. high-grade corporate bond and European trading platforms. Moneyline’s share of the revenues of the Company ranges from one to six percent, depending on the amount of the quarterly net revenues earned by the Company. In May 2004, the Company ceased using the software relating to the legacy U.S. high-grade trading platform developed with the assistance of Moneyline and began using internally-developed software.
      As of and for the year then ended, the Company had the following balances and transactions with Moneyline:

	As of
	December 31,

	2004	2003

Software development costs, net of amortization	$222	$1,339
Accounts payable, accrued expenses and other liabilities	—	389

	Year Ended December 31,

	2004	2003	2002

Professional and consulting fees	$—	$378	$1,450
Moneyline revenue share	1,240	1,806	708
      As of December 31, 2004 and 2003, the Company had loans outstanding to certain employees of $278 and $203, respectively. These loans are recorded in Accounts receivable on the Consolidated Statements of Financial Condition for the respective years. Approximately $96 of loans were repaid in January 2005.

8.	Preferred Stock

Redeemable Convertible Preferred Stock
      Upon completion of the Company’s initial public offering, all outstanding shares of convertible preferred stock were converted into 14,484,493 shares of common stock and 4,266,310 shares of non-voting common stock.

MARKETAXESS HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands, except share and per share amounts)
      Series A — On April 19, 2000, the Company issued 1,822,785 shares of Series A redeemable convertible preferred stock (“Series A Preferred Stock”) at $13.17 per share for total consideration of $24,000.
      Series C — On June 20, 2000, the Company issued 607,595 shares of Series C redeemable convertible preferred stock (“Series C Preferred Stock”) at $17.28 per share for total consideration of $10,500.
      Series D — On August 22, 2000 and August 30, 2000, the Company issued 100,000 and 100,000 shares, respectively, of Series D redeemable convertible preferred stock (“Series D Preferred Stock”) at $25.00 per share for total consideration of $5,000.
      Series E — On September 11, 2000 and September 13, 2000, the Company issued 607,595 and 607,595 shares, respectively, of Series E redeemable convertible preferred stock (“Series E Preferred Stock”) at $20.98 per share for total consideration of $25,500.
      Series F — On March 23, 2001, the Company issued 1,126,219 shares of Series F redeemable convertible preferred stock (“Series F Preferred Stock”) at $40.00 per share for total consideration of $45,049. As defined in the Sixth Amended and Restated Certificate of Incorporation, the Series F Preferred Stock had a liquidation preference price of $56.26. The Series F Preferred Stock was issued in connection with the acquisition of Trading Edge.
      Series G — On February 7, 2001, the Company issued 100,000 shares of Series G redeemable convertible preferred stock (“Series G Preferred Stock”) at $35.00 per share for total consideration of $3,500.
      Series H — On July 2, 2001, the Company issued 65,000 shares of Series H redeemable convertible preferred stock (“Series H Preferred Stock”) at $45.00 per share for total consideration of $2,925. The owner of Series H Preferred Stock received an additional 43,333 shares of common stock of the Company upon conversion of the Series H Preferred Stock into shares of common stock prior to the initial public offering, as described below.
      Series I — On April 4, 2002, the Company issued 300,000 shares of Series I redeemable convertible preferred stock (“Series I Preferred Stock”) at $28.00 per share for total consideration of $8,400.
      Together, the Series A, C, D, E, F, G, H and I preferred stock were classified as the Senior Preferred Shares. The Senior Preferred Shares were convertible into common stock at the option of the holder on a 3.33-for-one basis except for Series H, which had a higher conversion rate as discussed above. The Senior Preferred Shares were converted into shares of common stock prior to the initial public offering. The Senior Preferred Shares had voting rights equivalent to one vote for each share of common stock into which the Senior Preferred Shares could be converted.
      Dividends accrued on the Senior Preferred Shares at the rate of 8% per annum and were payable only upon the liquidation, dissolution or winding up of the Company or the redemption of the Senior Preferred Shares. Cumulative accrued but unpaid dividends were forfeited upon conversion of the Senior Preferred Shares into common stock. The Company accrued dividends on the Senior Preferred Shares and reflected such accrued dividends as an increase to the redemption value of such shares.
      The liquidation preference of the Senior Preferred Shares was equal to the original issue price of the respective class of Senior Preferred Shares plus all cumulative accrued but unpaid dividends.
      The Senior Preferred Shares were redeemable at a redemption price equal to the liquidation preference of the shares. The redemption rights of the Senior Preferred Shares were effective only upon a majority vote of the holders of the Senior Preferred Shares on or after March 31, 2005.

MARKETAXESS HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands, except share and per share amounts)
      The combined aggregate amount of redemption requirements for the Senior Preferred Shares was as follows:

	As of December 31,

Year Ended December 31,	2004	2003

2005	$—	$177,973

Convertible Preferred Stock
      Shares of Series B Convertible Preferred Stock were convertible into common stock on a 3.33-for-one basis and only in connection with an initial public offering of the Company’s stock. Dividends on the Series B Convertible Preferred Stock accrued at the rate of 8% per annum and were subordinate to dividend payments on the Senior Preferred Shares. Shares of Series B Convertible Preferred Stock had a liquidation preference equal to the original issue price plus all cumulative accrued but unpaid dividends. The liquidation preference was subordinate to that of the Senior Preferred Shares. Cumulative accrued but unpaid dividends were forfeited upon conversion of shares of Series B Convertible Preferred Stock into common stock. As such, the Company did not accrue dividends, as liquidation of the shares of Series B Convertible Preferred Stock was not anticipated.

9.	Stockholders’ Equity (Deficit)

Common Stock
      As of December 31, 2004, the Company had 110,000,000 authorized shares of common stock and 10,000,000 authorized shares of non-voting common stock. As of December 31, 2003, the Company had 120,000,000 authorized shares of common stock and 450,060 authorized shares of non-voting common stock. Common stock entitles the holder to one vote per share of common stock held. Non-voting common stock is convertible on a one-for-one basis into shares of common stock at any time subject to a limitation on conversion to the extent such conversion would result in a stockholder, together with its affiliates, owning more than 9.99% of the outstanding shares of common stock.
      On March 30, 2004, the Company’s Board of Directors authorized, and on November 1, 2004 the Company effectuated, a one-for-three reverse stock split of shares of common stock and non-voting common stock to be effective prior to the closing of the Company’s initial public offering. All references in these financial statements to the number of shares of common stock and non-voting common stock of the Company, securities convertible or exercisable therefor and per share amounts have been restated for all periods presented to reflect the effect of the common stock reverse stock split.

Restricted Common Stock and Common Stock Subscribed
      In 2004 and 2003, the Company had 1,939,734 shares and 1,937,141 shares, respectively, of common stock that were issued to employees. Included in these amounts, in 2001, the Company awarded 64,001 shares and 289,581 shares to employees at $.003 and $3.60, respectively, per share. The common stock subscribed was issued in 2001 in exchange for three-year promissory notes (64,001 shares) and eleven-year promissory notes (289,581 shares), which bear interest at the applicable federal rate and are collateralized by the subscribed shares. The promissory note due in 2004 was repaid on January 15, 2005. Compensation expense in relation to the excess of the fair value of such awards over the amount paid will be recorded over the vesting period. The awards vest over a period of either one and one-half or three years and are restricted as to transferability based on the vesting schedule set forth in the award agreement. The eleven-year promissory notes (289,581 shares) were entered into in connection with the loans of approximately $1,042 made to the Company’s Chief Executive Officer in 2001. These loans were made prior to the passage of the Sarbanes-Oxley Act of 2002.

MARKETAXESS HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands, except share and per share amounts)

Warrants
      In April 2000, the Board of Directors initiated a warrant program that commenced on February 1, 2001. Under this program, the Company has reserved for issuance 5,000,002 shares of common stock. The warrant was issued to the holders of Series A, C, E and I redeemable convertible preferred stock (the “Warrant Holders”). The Warrant Holders are entitled to purchase shares of common stock from the Company at an exercise price of $.003 through and including November 30, 2008.
      The warrant was issued to the Warrant Holders at the time that they made an equity investment in the Company. The warrant program has two distinct pieces, a U.S. and a European portion, under which the aggregate number of shares underlying the warrant to be allocated in each three-month period was fixed. Allocations under this program commenced on May 1, 2001 for the U.S. portion and June 1, 2002 for the European portion and were based on each broker-dealer client’s respective commissions as a percentage of the total commissions from the six participating Warrant Holders, calculated on a quarterly basis. The final share allocations under the warrant program occurred on March 1, 2004.
      Shares allocated under the warrant program were expensed on a monthly basis at fair market value in accordance with SFAS No. 123, “Accounting for Stock-Based Compensation.” The Company determined fair market value of the shares issuable upon exercise of the warrant using the Black-Scholes option-pricing model. To assist management in determining fair market value of the shares issuable, independent valuations of the Company’s common stock were undertaken as of December 31, 2001, December 31, 2002, September 30, 2003 and December 31, 2003. A number of factors were considered in the valuations, including the Company’s current financial condition, its future earning capacity, the market price of publicly quoted corporations in similar lines of business and the values of prior sales of preferred stock. The Company issued preferred stock that is convertible to common stock on a 3.33-for-one basis during 2001 for prices ranging from $35.00 per share to $45.00 per share and during 2002 at $28.00 per share.
      In March 2001, when the Company acquired Trading Edge, the Company assumed outstanding warrant agreements with a broker-dealer client. The broker-dealer client did not meet trading requirements during the measurement periods, which ended on December 31, 2002 and 2003. As a result, no shares were issued pursuant to these warrants.
      In March 2001, in connection with the acquisition of Trading Edge, the Company also assumed warrants issued by Trading Edge which were converted into warrants exercisable to purchase 7,967 shares of the Company’s common stock.
      The Company’s warrant activity is summarized as follows:

		Weighted-Average
	Shares	Exercise Price

Outstanding at December 31, 2002	3,466,300	$0.303
Allocated	1,312,500	$0.003

Outstanding at December 31, 2003	4,778,800	$0.222
Allocated	229,169	$0.003

Outstanding at December 31, 2004	5,007,969	$0.211

MARKETAXESS HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands, except share and per share amounts)
      The following tables summarize information regarding the warrants:

	As of December 31, 2004

	Shares of Common
	Stock Issuable upon	Weighted-Average
	Exercise of	Remaining
	Outstanding	Contractual Life
Exercise Price	Warrants	(In Years)

$130.65	7,967	0.6
$ 0.003	5,000,002	3.9
      In calculating the fair market value of the warrant allocations, the following assumptions were used:

	2004	2003	2002

Weighted Average Allocation Date Fair Market Value of Common Stock	$16.52	$5.15	$3.68
Dividend Yield	0.00%	0.00%	0.00%
Weighted Average Expected Life (years)	4.38	5.38	6.38
Weighted Average Risk Free Interest Rate	2.18%	1.84%	2.96%
Expected Volatility	34.43%	40.28%	46.78%
      Warrant-related expense is accrued quarterly based on the pro-rated number of shares to be allocated under the warrant program and the fair market value of the Company’s common stock. For the years ended December 31, 2004, 2003 and 2002, the Company accrued for 229,169, 1,048,612 and 2,347,222 shares at a weighted average fair market value of $16.52, $5.15, and $3.68, respectively.

Broker-Dealer Stock Options
      During 2001 and 2002, the Company had a broker-dealer option program. The broker-dealer clients that were party to this plan were ABN Amro, Banc of America, Bear Stearns, JPMorgan, Credit Suisse First Boston, Deutsche Bank, Lehman Brothers and UBS. The options were allocated to these eight broker-dealer clients on a quarterly basis from February 1, 2001 through January 2002 at an exercise price of $12.60 per share. Allocation of the options among the eight broker-dealer clients was based on a pre-determined formula, which measured each broker-dealer’s share of commissions paid to the Company for that three-month period compared to the total commissions paid to the Company by the eight broker-dealer clients for such period. As of December 31, 2002, there were outstanding 198,407 options expiring one year from the issuance date. All options that were allocated in 2001, totaling 287,811, expired during 2002. The options allocated in 2002, totaling 198,407, expired on January 31, 2003. The Company did not record any expense as the fair value of the Company’s common stock was below the strike price on each of the allocation dates.

Stock Option Plans
      The Company’s 2000 and 2001 Stock Incentive Plans (the “2000 and 2001 Plans”) provide for the grant of options or restricted stock as incentives and rewards to encourage employees, officers and directors to participate in the long-term success of the Company. The 2000 and 2001 Plans provide for the granting of up to 5,082,274 shares of the Company’s common stock at the fair value or at a value other than fair value (determined by the Board of Directors or a committee thereof) on the date the option is granted. The options vest over a three-year period, at a rate of one-third after one year from the grant date and with the remaining two-thirds vesting on an equal monthly basis over the remaining two-year period. Options expire ten years from the date of grant. For the year ended December 31, 2003, options to purchase 1,443,350 shares of common stock were granted, options to purchase 471,891 shares of common stock were cancelled and 18,334 options to purchase shares of common stock were exercised. For the year ended December 31, 2004, options to

MARKETAXESS HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands, except share and per share amounts)
purchase 989,117 shares of common stock were granted, options to purchase 209,948 shares of common stock were cancelled and options to purchase 79,827 shares of common stock were exercised.
      In 2004, the Company adopted the 2004 Stock Incentive Plan (“2004 Plan”) to enable it to offer certain of the Company’s key employees, consultants and non-employee directors equity-based awards in the Company. The terms of the 2004 Plan are substantially the same as those in the 2000 and 2001 Plans, except as follows: the maximum aggregate number of shares available for grant is different; the Compensation Committee (the “Committee”) has flexibility to grant stock appreciation rights, performance shares, performance units or other stock-based awards (in addition to stock options and restricted stock); and rights of first refusal and repurchase rights do not apply to awards granted under the 2004 Plan. A committee appointed by the Board of Directors, which will consist of at least two non-employee directors, will administer the 2004 Plan. With respect to the application of the 2004 Plan to non-employee directors, the entire Board of Directors will act as the committee. The 2004 Plan permits the Company to grant stock options (incentive stock options and non-qualified stock options), stock appreciation rights, restricted stock, performance shares, performance units and other stock-based awards (including, without limitation, restricted stock units) to certain key employees, consultants and non-employee directors (to the extent permitted by law), as determined by the Committee in its sole discretion. Up to 2,400,000 shares of the Company’s common stock, plus 611,839 shares of common stock transferred to the 2004 Plan from the 2000 and 2001 Plans on November 2, 2004, may be issued under the 2004 Plan (subject to adjustment to reflect certain transactions and events specified in the 2004 Plan). The 2004 Plan provides the Committee with authority and flexibility to determine the terms and conditions of the awards at the time of grant. The 2004 Plan is intended to constitute a plan described in Treasury Regulations Section 1.162-27(f)(1), pursuant to which the deduction limits under Section 62(m) of the Internal Revenue Code do not apply during the applicable reliance period. For the year ended December 31, 2004, options to purchase 88,337 shares of common stock were granted.
      In February 2003, the Board of Directors authorized the grant of 1,000,000 options with an exercise price of $2.70 per share to a senior officer. Of this amount, 111,111 options were granted from the 2001 Plan. The remaining amount was authorized by the Board of Directors outside of the Plans. The vesting of this grant is over a 35-month period.
      In November 2003, two directors were granted 8,334 stock options each at an exercise price of $7.92 per share that vested at the time of issuance. The fair value of the two stock option grants was estimated on the date of the grant using the Black-Scholes option pricing model with the following assumptions: zero dividend yield, a volatility factor of 45%, risk-free rate of return of 1.9% and expected lives of one month. This calculation resulted in an expense of $51 included in the Employee compensation and benefits line item in the Consolidated Statements of Operations for the year ended December 31, 2003.
      In November 2004, upon the completion of the initial public offering, the Company granted to six directors options to purchase 10,000 shares of common stock each, at an exercise price of $11.00 per share. The grants vest in two equal installments on the six-month and twelve-month anniversaries of the grant date. The fair value of the grants was estimated on the date of the grant using the Black-Scholes option pricing model with the following assumptions: zero dividend yield, a volatility factor of 25%, risk-free rate of return of 2.8% and expected lives of a half-year and one year. This calculation resulted in an expense of $14 that is included in Employee compensation and benefits in the Consolidated Statements of Operations for the year ended December 31, 2004.

MARKETAXESS HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands, except share and per share amounts)
      The Company’s stock option activity for employees, officers and directors is summarized as follows:

		Weighted-Average
	Shares	Exercise Price

Outstanding at December 31, 2002	3,166,778	$3.02
Granted	1,443,350	$2.95
Cancelled	(471,891)	$3.74
Exercised	(18,334)	$3.87

Outstanding at December 31, 2003	4,119,903	$2.91
Granted	1,077,454	$13.86
Cancelled	(209,948)	$6.38
Exercised	(79,827)	$2.89

Outstanding at December 31, 2004	4,907,582	$5.17

      The following table summarizes information regarding the stock options granted:

	As of December 31, 2004

	Options Outstanding			Options Exercisable

		Weighted-Average
		Remaining	Weighted-Average	Number	Weighted-Average
Range of Exercise Prices	Outstanding	Contractual Life	Exercise Price	Exercisable	Exercise Price

$ 2.10 - $ 3.60	3,744,044	7.42	$2.79	2,976,403	$2.82
$ 4.05 - $ 7.92	144,253	7.45	5.41	120,343	4.91
$ 9.51 - $11.00	143,838	9.82	10.40	—	—
$13.95 - $19.60	875,447	9.02	14.42	1,667	13.95

	As of December 31, 2003

	Options Outstanding			Options Exercisable

		Weighted-Average
		Remaining	Weighted-Average	Number	Weighted-Average
Range of Exercise Prices	Outstanding	Contractual Life	Exercise Price	Exercisable	Exercise Price

$2.10 - $3.60	3,956,055	8.41	$2.80	2,034,206	$2.85
$4.05 - $7.92	163,848	8.62	5.70	88,049	4.78
      The Company applies APB No. 25 in accounting for the Plans, and has adopted the disclosure-only provisions of SFAS No. 123 with respect to options granted to employees of the Company. All options were issued at what the Company’s Board of Directors determined to be the then-current fair market value. To assist in determining fair market value of the options granted, independent valuations of the Company’s common stock were undertaken as of December 31, 2001, December 31, 2002, September 30, 2003 and December 31, 2003. A number of factors were considered in the valuations, including the Company’s current financial condition, its future earning capacity, the market price of publicly quoted corporations in similar lines of business and the values of prior sales of preferred stock. The Company issued preferred stock that is convertible to common stock on a 3.33-for-one basis during 2001 for prices ranging from $35.00 per share to $45.00 per share and during 2002 at $28.00 per share.

MARKETAXESS HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands, except share and per share amounts)
      Had compensation expense for the Company’s Plans been determined based on the fair value at the grant dates for awards to employees under the Plans, consistent with SFAS No. 123(R), the Company’s Net income (loss) for the year would have been increased or decreased to the pro forma amount as indicated below:

	Year Ended December 31,

	2004	2003	2002

Net income (loss)
As reported	$58,646	$4,212	$(36,076)
Compensation expense	1,965	1,646	749

Pro forma	$56,681	$2,566	$(36,825)
Basic net income (loss) per common share	$6.90	$(2.20)	$(14.39)
Diluted net income (loss) per common share	$1.91	$(2.20)	$(14.39)
Basic net income (loss) per common share — pro forma	$6.62	$(2.70)	$(14.62)
Diluted net income (loss) per common share — pro forma	$1.85	$(2.70)	$(14.62)
      In calculating the fair market value of the options granted, the following assumptions were used:

	2004	2003	2002

Weighted-Average Grant Date Fair Market Value of Common Stock	$16.37	$4.19	$3.68
Dividend Yield	0.00%	0.00%	0.00%
Weighted-Average Expected Life (years)	3.00	3.00	3.00
Weighted-Average Risk-Free Interest Rate	2.74%	1.84%	2.96%
Weighted-Average Expected Volatility	28.25%	40.28%	46.78%

10.	Commitments and Contingencies
      The Company leases office space under non-cancelable lease agreements expiring at various dates through 2011. These leases are subject to escalation based on certain costs incurred by the landlord.
      Minimum rental commitments under such leases, net of sublease income, are as follows:

Year Ended December 31,	Minimum Rentals

2005	$2,060
2006	2,270
2007	2,246
2008	2,246
2009	2,246
Thereafter through 2011	5,772
      The rental expense for the years ended December 31, 2004, 2003 and 2002 was $1,782, $1,879 and $2,037, respectively, which is included in General and administrative expenses in the Consolidated Statements of Operations.
      Rental expense has been recorded based on the total minimum lease payments after giving effect to rent abatement and concessions, which are being amortized on a straight-line basis over the life of the lease, and sublease income.

MARKETAXESS HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands, except share and per share amounts)
      The Company has entered into sublease agreements for four of its properties. The following table summarizes information regarding the sublease provisions:

				Sublease Loss Provision as of:

	Commencement	Termination	Sublease	December 31,	December 31,
Location	Date	Date	Rental	2004	2003

Santa Monica, CA	July 1, 2001	October 31, 2004	$26	$—	$28
New York, NY	February 1, 2002	April 30, 2006	71	—	—
	May 1, 2006	April 14, 2011	77	1,344	1,463
London, U.K.	May 9, 2002	March 25, 2010	38	—	—
Washington, DC	March 19, 2003	July 11, 2004	9	—	31
      As provided for in the London sublease agreement, the sublessee has exercised its early termination option and as provided for in the agreement will pay the Company’s U.K. subsidiary an early termination fee of $225 in May 2005. The Company is not anticipating subleasing the space but will occupy the space.
      The Company is contingently obligated for standby letters of credit that were issued to landlords for office space. The Company uses a U.S. government obligation as collateral for these standby letters of credit and for the Company’s foreign currency forward contracts. This collateral is included with Securities and cash provided as collateral on the Consolidated Statements of Financial Condition and had a fair market value as of December 31, 2004 and 2003 of $3,299 and $3,200, respectively.
      During 2003, MarketAxess Corporation cleared certain of its transactions through two clearing brokers on a fully-disclosed basis. Pursuant to the terms of the agreements between MarketAxess Corporation and these clearing brokers, the clearing brokers had the right to charge MarketAxess Corporation for losses resulting from a counterparty’s failure to fulfill its contractual obligations. As the right to charge MarketAxess Corporation had no maximum amount and applied to all trades executed through the clearing brokers, MarketAxess Corporation believed there was no maximum amount assignable to this right. At December 31, 2003, MarketAxess Corporation recorded no liabilities with regard to this right. These clearing broker arrangements were terminated in June 2003 and February 2004, respectively.
      In December 2004, MarketAxess Corporation commenced operating an anonymous matching service for its broker-dealer clients. MarketAxess Corporation executes trades on a riskless principal basis, which are cleared and settled by an independent clearing broker. The securities clearing agreement that MarketAxess Corporation maintains with the independent clearing broker commenced in December 2004. Under the securities clearing agreement, MarketAxess Corporation maintains a collateral deposit with the clearing broker in the form of cash or U.S. government securities. MarketAxess Corporation is exposed to credit risk in the event a contra-party does not fulfill its obligation to complete the transaction. MarketAxess Corporation uses various procedures to manage its credit exposure, including a review of the credit standing and the establishment of credit limits for each contra-party.
      As of December 31, 2004 and 2003, MarketAxess Corporation had $500 and $307, respectively, of securities and cash on deposit with clearing brokers included in Securities and cash provided as collateral on the Consolidated Statements of Financial Condition.
      In the normal course of business, the Company enters into contracts that contain a variety of representations, warranties and general indemnifications. The Company’s maximum exposure under these arrangements is unknown, as this would involve future claims that may be made against the Company that have not yet occurred. However, based on experience, the Company expects the risk of loss to be remote.
      The Company has provided a funding guarantee to its U.K. Subsidiaries in the normal course of business to enable them to meet obligations to individual creditors through March 31, 2005 to the extent these

MARKETAXESS HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands, except share and per share amounts)
subsidiaries cannot meet such obligations themselves. As the maximum obligation under this arrangement is unknown, and as the U.K. Subsidiaries are consolidated into the Company, no separate accrual for such guarantee has been made.

11.	Segment Information
      The Company’s operations as an electronic, multi-dealer to client platform for the trading of fixed-income securities constitute a single business segment pursuant to SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information.” Because of the highly integrated nature of the financial markets in which the Company competes and the integration of the Company’s worldwide business activities, the Company believes that results by geographic region are not necessarily meaningful in understanding its business.

12.	Restructuring Charges
      During the year ended December 31, 2002, a portion of restructuring charges recorded in 2001 in the amount of $674 was determined not to be required and was reversed as noted in the Consolidated Statements of Operations.

13.	Earnings Per Share
      SFAS No. 128, “Earnings Per Share,” requires the presentation of basic and diluted EPS in the Consolidated Statements of Operations. Basic EPS is computed by dividing the net income (loss) attributable to common stock, which includes the effect of dividends accrued on the redeemable convertible preferred stock, by the weighted-average number of shares of common stock outstanding for the period. Diluted EPS is computed using the same method as basic EPS, but in the denominator, shares of common stock outstanding reflect the potential dilution that could occur if convertible securities or other contracts to issue common stock were converted into or exercised for common stock. In 2003 and 2002, securities that could potentially dilute basic EPS in the future but that were not included in the computation of diluted EPS, because to do so would have been anti-dilutive for the periods presented, include redeemable convertible preferred shares and the common stock deliverable pursuant to in-the-money stock options and warrants. In 2004, after giving effect to the conversion of redeemable convertible preferred stock and convertible preferred stock into 14,484,493 shares of common stock and 4,266,310 shares of non-voting common stock was included in the computation of diluted EPS.
      Basic and diluted earnings per share were as follows:

	Year Ended December 31,

	2004	2003	2002

Basic and diluted net income (loss) per common share
Net income (loss)	$58,646	$4,212	$(36,076)
Less: preferred stock dividends	(9,639)	(11,455)	(11,282)

Net income (loss) attributable to common stock	$49,007	$(7,242)	$(47,358)

Basic	$6.90	$(2.20)	$(14.39)
Diluted	$1.91	$(2.20)	$(14.39)
Weighted-average basic shares outstanding	7,097,682	3,288,464	3,290,326
Weighted-average diluted shares outstanding	30,638,644	3,288,464	3,290,326

MARKETAXESS HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands, except share and per share amounts)

14.	Supplemental Cash Flow Disclosure of Non-Cash Activities
      The following is a description of non-cash activity:

	Year Ended December 31,

	2004	2003	2002

Accrued and undeclared dividends on redeemable convertible preferred stock	$9,639	$11,455	$11,282
Warrant-related expense	2,524	5,400	8,624
Stock option issuance to directors	14	35	—
Common stock issuance to employees
Additional paid-in capital	—	1,543	1,193

15.	Accounting for Foreign Currency Forward Contracts and Hedging Activities
      Assets and liabilities denominated in non-U.S. currencies are translated at rates of exchange prevailing on the date of the Consolidated Statements of Financial Condition, and revenues and expenses are translated at average rates of exchange for the fiscal period. Gains or losses on translation of the financial statements of a non-U.S. operation are included, net of hedges, in Accumulated other comprehensive income (loss).
      The Company has determined that SFAS No. 133, “Accounting for Derivatives Instruments and Hedging Activities,” allows for investments in foreign operations to qualify for hedging treatment. The Company enters into foreign currency forward contracts with a related party to hedge its exposure to variability in foreign currency cash flows resulting from the net investments in its U.K. Subsidiaries. The Company assesses each foreign currency forward contract to ensure that it is highly effective at reducing the exposure being hedged. The Company designates each foreign currency forward contract as a hedge, assesses the risk management objective and strategy, including identification of the hedging instrument, the hedged item and the risk exposure and how effectiveness is to be assessed prospectively and retrospectively. These hedges are primarily for a three-month period and are used to limit exposure to foreign currency exchange rate fluctuations. A summary of the foreign currency forward contracts is as follows:

	Year Ended December 31,

	2004	2003	2002

Notional value	$8,311	$4,231	$860
Fair value	8,333	4,328	879

Unrealized (losses) gains	(22)	(97)	(19)
Realized (losses) gains	(339)	(11)	92

Net change	$(361)	$(108)	$73

16.	Savings Retirement Plan and Annual Performance Incentive Plan
      The Company, through its U.S. subsidiary, MarketAxess Corporation, offers its U.S. employees the opportunity to invest in a defined contribution 401(k) plan (the “401(k) Plan”). The 401(k) Plan is available to all full-time employees of the Company. The Company made no contributions to the 401(k) Plan for the years ended December 31, 2004, 2003 and 2002, although it has discretion to do so in the future.
      The Company adopted the MarketAxess Holdings Inc. 2004 Annual Performance Incentive Plan (the “2004 Bonus Plan”) for certain of the Company’s designated key executives to provide bonus awards to such individuals as an incentive to contribute to the Company’s profitability. The Compensation Committee (the

MARKETAXESS HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands, except share and per share amounts)
“Committee”) or such other committee appointed by the Board of Directors will administer the 2004 Bonus Plan, and this Committee will select the key executives eligible to participate in the 2004 Bonus Plan each year. For the year ending December 31, 2004, no bonus awards were made from the 2004 Bonus Plan.

17.	Business Interruption
      On September 11, 2001, following the terrorist attacks on the World Trade Center complex, the Company’s New York office space as well as its primary data center were inaccessible, lacked power and were without phone and data communications capabilities. These events caused the temporary relocation of employees and data centers to backup facilities. The Company incurred additional costs in establishing alternate facilities and experienced a decrease in revenues in the three months ended December 31, 2001. The Company has received insurance proceeds and World Trade Center recovery grants totaling $1,193, of which $526 relates to reimbursement of the additional costs incurred and $667 relates to loss of revenues. Such amount is included in the Company’s 2002 Consolidated Statements of Operations in Other income.

18.	Customer Concentration
      During the years ended December 31, 2004 and 2003, no single broker-dealer client accounted for more than 10% of total revenue. During the year ended December 31, 2002, three of the Company’s broker-dealer clients each accounted for 11% of total revenue.

19.	Accumulated Other Comprehensive Income (Loss)
      Accumulated other comprehensive income (loss) is composed of cumulative currency translation adjustments. Cumulative currency translation adjustments reflect gains or losses on foreign currency translation from operations for which the functional currency is a currency other than the U.S. dollar and are reflected as a component of Stockholders’ equity (deficit) in the Consolidated Statements of Financial Condition. The following table presents the currency translation adjustment balances for the periods presented:

Balance at December 31, 2002	$127
Net change	(108)

Balance at December 31, 2003	19
Net change	(361)

Balance at December 31, 2004	$(342)

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
      None

Item 9A.	Controls and Procedures
      (a) Evaluation of Disclosure Controls and Procedures. Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rule 13a-14(c) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of December 31, 2004 (the “Evaluation Date”). Based on such evaluation, such officers have concluded that, as of the Evaluation Date, we had sufficient procedures for recording, processing, summarizing and reporting information that is required to be disclosed in our periodic filings under the Exchange Act.
      (b) Changes in Internal Controls. Since the Evaluation Date, there have not been any significant changes in our internal controls or in other factors that could significantly affect such controls.

Item 9B.	Other Information
      None
PART III

Item 10.	Directors and Executive Officers of the Registrant
      The information required by this item other than the following information concerning the Company’s code of ethics is incorporated herein by reference to the sections entitled “Proposal 1 — Election of Directors” and “Executive Compensation — Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s definitive Proxy Statement for the Annual Meeting of Shareholders to be held in the second quarter of 2005 (the “Proxy Statement”). The Company intends to file the Proxy Statement within 120 days after the end of its fiscal year.
      The Company has adopted a “code of ethics” as defined by applicable rules of the Securities and Exchange Commission and the NASDAQ Stock Market, which is applicable to its chief executive officer, chief financial officer, controller and other senior financial and reporting persons and its directors. This code is part of the Company’s broader Code of Business Ethics and Conduct and is publicly available on the Company’s website at http://www.marketaxess.com. If the Company makes any amendments to the code of ethics for its senior officers, financial and reporting persons or directors (other than technical, administrative, or other non-substantive amendments), or grants any waivers, including implicit waivers, from a provision of this code to such persons, the Company will disclose the nature of the amendment or waiver, its effective date and to whom it applies on its website or in a report on Form 8-K filed with the Securities and Exchange Commission.

Item 11.	Executive Compensation
      The information required by this item is incorporated herein by reference to the section entitled “Executive Compensation and Related Information” in the Company’s Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
      The information required by this Item 12 with respect to the security ownership of certain beneficial owners and management is incorporated herein by reference to the section entitled “Security Ownership of Certain Beneficial Owners and Management” in the Company’s Proxy Statement.
      The information required by this Item 12 with respect to the securities authorized for issuance under equity compensation plans is incorporated herein by reference to the section captioned “Securities Authorized for Issuance Under Equity Compensation Plans” in Item 5 of this Report on Form 10-K, “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.”

Item 13.	Certain Relationships and Related Transactions
      The information required by this item is incorporated herein by reference to the section entitled “Certain Relationships and Related Transactions” in the Company’s Proxy Statement.

Item 14.	Principal Accounting Fees and Services
      The information required by this item is incorporated herein by reference to the section entitled “Principal Accounting Fees and Services” in the Company’s Proxy Statement.

PART IV

Item 15.	Exhibits, Financial Statement Schedules
      (a) Financial Statements and Schedules
      The financial statements are set forth under Item 8 of this Annual Report on Form 10-K. Financial statement schedules have been omitted since they are either not required, not applicable, or the information is otherwise included.
      (b) Exhibit Listing

Number		Description

3	.1*	Amended and Restated Certificate of Incorporation
3	.2*	Amended and Restated Certificate of Incorporation to be in effect upon the closing of this offering

3	.3*	Amended and Restated Bylaws

3	.4*	Form of Amended and Restated Bylaws to be in effect upon the closing of this offering

4	.1*	Specimen Common Stock certificate

4	.2*	Sixth Amended and Restated Registration Rights Agreement

4	.3*	Form of Dealer Warrant

4	.4*	See Exhibits 3.1, 3.2, 3.3 and 3.4 for provisions defining the rights of holders of common stock and non-voting common stock of the registrant

10	.1*	Employment Agreement, dated as of May 3, 2004, by and between MarketAxess Holdings Inc. and Richard M. McVey

10	.2(a)*	Restricted Stock Purchase Agreement, dated as of June 11, 2001, by and between MarketAxess Holdings Inc. and Richard M. McVey

10	.2(b)*	Full Recourse Secured Promissory Note, dated June 11, 2001, by Richard M. McVey in favor of MarketAxess Holdings Inc.

10	.2(c)*	Non-Recourse Secured Promissory Note, dated June 11, 2001, by Richard M. McVey in favor of MarketAxess Holdings Inc.

10	.2(d)*	Stock Pledge Agreement, dated as of June 11, 2001, by and between MarketAxess Holdings Inc. and Richard M. McVey

10	.2(e)*	Restricted Stock Purchase Agreement, dated as of July 1, 2001, by and between MarketAxess Holdings Inc. and Richard M. McVey

10	.2(f)*	Full Recourse Secured Promissory Note, dated July 1, 2001, by Richard M. McVey in favor of MarketAxess Holdings Inc.

10	.2(g)*	Non-Recourse Secured Promissory Note, dated July 1, 2001, by Richard M. McVey in favor of MarketAxess Holdings Inc.

10	.2(h)*	Stock Pledge Agreement, dated as of July 1, 2001, by and between MarketAxess Holdings Inc. and Richard M. McVey

10	.3*	Stock Option Agreement, dated February 7, 2003, by and between MarketAxess Holdings Inc. and Richard M. McVey

10	.4*	Contract of Employment, dated February 11, 2003, by and between MarketAxess Europe Limited and Iain Baillie

10	.5*	Letter Agreement, dated as of January 25, 2001, by and between MarketAxess Holdings Inc. and John Vande Woude

10	.6*	MarketAxess Holdings Inc. Amended and Restated 2000 Stock Incentive Plan

10	.7*	MarketAxess Holdings Inc. Amended and Restated 2001 Stock Incentive Plan

10	.8*	Amendment No. 1 to the MarketAxess Holdings Inc. Amended and Restated 2001 Stock Incentive Plan

10	.9*	Amendment to the MarketAxess Holdings Inc. 2001 and 2000 Stock Incentive Plans

10	.10*	MarketAxess Holdings Inc. 2004 Stock Incentive Plan

Number		Description

10	.11*	MarketAxess Holdings Inc. 2004 Annual Performance Incentive Plan

10	.12*	Form of Indemnification Agreement

21	.1*	Subsidiaries of the Registrant

23	.1**	Consent of PricewaterhouseCoopers LLP

31	.1**	Certification by Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31	.2**	Certification by Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	.1**	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32	.2**	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Incorporated by reference to the identically-numbered exhibit to the registrant’s Registration Statement on Form S-1, as amended (Registration No. 333-112718).

**	Filed herewith.

SIGNATURES
      Pursuant to the requirements of the Securities Act of 1933, as amended, the registrant has duly caused this Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of New York, State of New York, on this 30th day of March, 2005.

MARKETAXESS HOLDINGS INC.

By:	/s/ Richard M. McVey

Richard M. McVey
President and Chief Executive Officer
      Pursuant to the requirements of the Securities Act of 1933, as amended, this Form 10-K has been signed by the following persons in the capacities and on the dates indicated:

Signature	Title(s)	Date

/s/ Richard M. McVey Richard M. McVey	President, Chief Executive Officer and Chairman of the Board of Directors (principal executive officer)	March 30, 2005

/s/ James N.B. Rucker James N.B. Rucker	Chief Financial Officer (principal financial and accounting officer)	March 30, 2005

/s/ Stephen P. Casper Stephen P. Casper	Director	March 30, 2005

/s/ William Cronin William Cronin	Director	March 30, 2005

/s/ David G. Gomach David G. Gomach	Director	March 30, 2005

/s/ Ronald M. Hersch Ronald M. Hersch	Director	March 30, 2005

/s/ Wayne D. Lyski Wayne D. Lyski	Director	March 30, 2005

/s/ Jerome S. Markowitz Jerome S. Markowitz	Director	March 30, 2005

/s/ Nicolas S. Rohatyn Nicolas S. Rohatyn	Director	March 30, 2005

/s/ John Steinhardt John Steinhardt	Director	March 30, 2005