Form 10-Q
period 2005-03-31
MARKETAXESS HOLDINGS INC
filed 2005-05-13
CIK 1278021

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT of 1934

For the quarterly period ended March 31, 2005

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number 0-50670

MARKETAXESS HOLDINGS INC.
(Exact name of registrant as specified in its charter)

Delaware	52-2230784
(State of incorporation)	(IRS Employer Identification No.)

140 Broadway, 42nd Floor New York, New York	10005
(Address of principal executive offices)	(Zip Code)

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

     At May 12, 2005, the number of shares of the registrant’s common stock outstanding was 23,037,835.

MARKETAXESS HOLDINGS INC.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2005

PART I – Financial Information

Item 1. Financial Statements

MARKETAXESS HOLDINGS INC.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	March 31,	December 31,
	2005	2004
	(In thousands, except
	share and per share
	amounts)
ASSETS
Cash and cash equivalents	$57,042	$97,652
Short-term investments, at market value	—	5,797
Securities
Available-for-sale	27,885	—
Held-to-maturity	13,940	—
Securities and cash provided as collateral	3,779	3,799
Accounts receivable, net of allowance of $236 and $270 as of March 31, 2005 and December 31, 2004 including receivables from related parties of $7,715 and $7,225, respectively	14,554	14,375
Furniture, equipment and leasehold improvements, net of accumulated depreciation and amortization	4,956	5,079
Software development costs, net	5,397	5,587
Prepaid expenses	3,148	2,801
Deferred tax assets, net	39,406	41,410
Other assets	205	205

Total assets	$170,312	$176,705

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Accrued employee compensation	$3,122	$11,803
Deferred license revenue	2,003	2,804
Accounts payable, accrued expenses, and other liabilities, including payables to a related party of $0 and $530 as of March 31, 2005 and December 31, 2004, respectively	5,379	5,821

Total liabilities	10,504	20,428

Commitments and Contingencies (Note 12)

Stockholders’ equity
Preferred stock, $0.001 par value, 5,000,000 shares authorized in 2005 and 2004, 0 outstanding in 2005 and 2004	—	—
Common stock voting, $0.003 par value, 110,000,000 shares authorized in 2005 and 2004, 23,032,141 shares issued and outstanding in 2005 and 22,846,579 shares issued and outstanding in 2004	69	69
Common stock non voting, $0.003 par value, 10,000,000 authorized in 2005 and 2004 and 4,401,330 issued and outstanding in 2005 and 2004	13	13
Warrants, 5,007,969 authorized, issued and outstanding in 2005 and 2004	24,047	24,047
Additional paid-in capital	236,323	233,110
Unearned compensation	(2,603)	—
Receivable for common stock subscribed	(1,042)	(1,042)
Accumulated deficit	(96,521)	(99,578)
Accumulated other comprehensive loss	(478)	(342)

Total stockholders’ equity	159,808	156,277

Total liabilities and stockholders’ equity	$170,312	$176,705

The accompanying notes are an integral part of these consolidated financial statements.

MARKETAXESS HOLDINGS INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended March 31,
	2005	2004
	(In thousands, except share and per share
	amounts)
Revenues
Commissions
U.S. high-grade, including $7,140 and $6,505 from related parties for March 31, 2005 and 2004, respectively	$12,518	$11,424
European high-grade, including $2,386 and $2,611 from related parties for March 31, 2005 and 2004, respectively	4,401	4,521
Other, including $1,165 and $1,434 from related parties for March 31, 2005 and 2004, respectively	1,734	1,804

Total commissions	18,653	17,749
Information and user access fees, including $212 and $72 from related parties for March 31, 2005 and 2004, respectively	1,035	489
License fees	780	582
Interest income, including $201 and $90 from related parties for March 31, 2005 and 2004, respectively	600	154
Other, including $102 and $124 from related parties for March 31, 2005 and 2004, respectively	240	198

Total revenues	21,308	19,172

Expenses
Employee compensation and benefits	9,244	8,165
Depreciation and amortization	1,008	746
Technology and communications	1,842	1,592
Professional and consulting fees	1,894	946
Warrant-related expense	—	2,524
Marketing and advertising	693	625
Moneyline revenue share to related party	(50)	464
General and administrative, including $8 and $3 to related parties for March 31, 2005 and 2004, respectively	1,304	1,102

Total expenses	15,935	16,164

Income before income taxes	5,373	3,008
Provision for income taxes	2,316	92

Net income	$3,057	$2,916

Net income per common share
Basic	$0.11	$0.02
Diluted	$0.09	$0.02
Weighted-average shares used to compute net income per common share
Basic	27,427,508	3,295,931
Diluted	35,482,963	3,295,931

The accompanying notes are an integral part of these consolidated financial statements.

MARKETAXESS HOLDINGS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	2005	2004
	(In thousands)
Cash flows from operating activities
Net income	$3,057	$2,916
Adjustments to reconcile net income to net cash used in operating activities
Depreciation and amortization	1,008	746
Warrant-related expense	—	2,524
Amortization of earned compensation	162	13
Issuance of stock options to directors and non-employees	27	2
Compensation expense related to stock option issuance	400	525
Other comprehensive (loss)	(136)	(33)
Deferred taxes	2,004	—
Provision for bad debts	25	—
Changes in operating assets and liabilities:
(Increase) in accounts receivable, including increases of $490 and $604 from related parties for quarters ended March 31, 2005 and 2004, respectively	(205)	(2,320)
Decrease in prepaid expenses	(347)	(431)
Decrease in other assets	—	(695)
Decrease in accrued employee compensation	(8,681)	(6,310)
(Decrease) increase in deferred license revenue	(801)	213
Decrease in accounts payable, accrued expenses and other liabilities, including $0 and a decrease of $32 to related parties for March 31, 2005, and 2004, respectively	(440)	(966)

Net cash used in operating activities	(3,927)	(3,816)

Cash flows from investing activities
Short-term investments
Proceeds from maturities	5,797	16,555
Purchases	—	(18,536)
Securities available-for-sale
Purchases	(27,885)	—
Securities held-to-maturity
Proceeds from maturities	21,500	—
Purchases	(35,440)	—
Securities and cash provided as collateral	20	6
Purchase of furniture, equipment and leasehold improvements	(142)	(455)
Capitalization of software development costs	(554)	(1,386)

Net cash used in investing activities	(36,704)	(3,816)

Cash flows from financing activities
Proceeds from the exercise of stock options	21	2

Net cash provided by financing activities	21	2

Cash and cash equivalents
Net decrease for the period	(40,610)	(7,630)
Beginning of period	97,652	20,591

End of period	$57,042	$12,961

The accompanying notes are an integral part of these consolidated financial statements.

MARKETAXESS HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Unaudited
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

     The Company’s stockholder broker-dealer clients include ABN Amro, Banc of America Securities, Bear Stearns, BNP Paribas, Credit Suisse First Boston, Deutsche Bank, JPMorgan, Lehman Brothers and UBS. All of these broker-dealer clients constitute related parties of the Company (together, the “Stockholder Broker-Dealer Clients”). In addition, Moneyline Telerate (“Moneyline”), which provided certain software development services to the Company and had a revenue-sharing agreement with the Company, is also considered a related party. In February 2005, the Company ceased using the technology platform that was covered under the Moneyline revenue-sharing agreement.

     The Company’s U.S. subsidiary, MarketAxess Corporation, is a registered broker-dealer with the U.S. Securities and Exchange Commission (“SEC”) and is a member of the National Association of Securities Dealers, Inc. (“NASD”). The Company also has two international subsidiaries: MarketAxess Europe Limited (“MarketAxess Europe”), which is a registered dealer with the Financial Services Authority (“FSA”) in the United Kingdom (“U.K.”), and MarketAxess Leasing Limited (collectively with MarketAxess Europe, the “U.K. Subsidiaries”). In May 2003, the Company incorporated a Canadian subsidiary, MarketAxess Canada Limited. This entity has not been funded and is not currently active.

2. Significant Accounting Policies

   Basis of Presentation

     The consolidated financial statements include the accounts of the Company and its subsidiaries, MarketAxess Corporation, MarketAxess Europe and MarketAxess Leasing Limited. All intercompany transactions and balances have been eliminated.

     The accompanying unaudited interim consolidated financial statements as of March 31, 2005 and for the three months ended March 31, 2005 and 2004 and notes thereto are prepared in accordance with accounting principles generally accepted in the U.S. In the opinion of management, they reflect all adjustments (consisting only of normal and recurring adjustments) necessary for a fair statement of the Company’s financial position, results of operations and cash flows. Interim results are not necessarily indicative of results expected for the full year or for any future period.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the U.S. have been condensed or omitted pursuant to the instructions to Form 10-Q and Article 10 of Regulation S-X of the SEC. However, in the opinion of management, the accompanying consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the financial position of MarketAxess Holdings Inc., the results of its operations and its cash flows for the periods indicated. This report should be read in conjunction with our consolidated financial statements and footnotes therein included in our annual report on Form 10-K for the year ended December 31, 2004.

MARKETAXESS HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Unaudited (Continued)
(in thousands, except share and per share amounts)

   Short-Term Investments

     Short-term investments consist of U.S. government obligations with maturities greater than three months and less than one year at the time of purchase and are reported at fair value. Short-term investment purchases and sales are recorded on the trade date.

   Securities Available-for-Sale and Held-to-Maturity

     The Company has classified certain of its marketable securities as available-for-sale securities. Unrealized marketable securities gains and losses are reflected as a net amount in Accumulated other comprehensive loss on the Consolidated Statements of Financial Condition. Realized gains and losses are recorded on the Consolidated Statements of Operations in Other income or expense. For the purpose of computing realized gains and losses, cost is on a specific identification basis.

     The Company has classified certain of its marketable securities as held-to-maturity as the Company has the intent and ability to hold these securities to maturity. The securities are carried at amortized cost using the specific identification method. Interest income is recorded using an effective interest rate, with the associated premium or discount amortized to interest income.

     The Company assesses whether an other-than-temporary impairment loss on securities has occurred due to declines in fair value or other market conditions. Declines in fair value that are considered other than temporary are recorded as charges in the Consolidated Statements of Operations.

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

   Stock-Based Compensation for Employees

     The Company accounts for stock-based employee compensation plans in accordance with Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”), as permitted by Statement of Financial Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation”. In accordance with APB No. 25, compensation expense is recognized for stock awards that have intrinsic value on the date of grant. Unearned compensation is amortized and charged to income over the vesting period.

     Had compensation expense for the Company’s plans been determined based on the fair value at the grant dates for awards to employees under the plans, consistent with SFAS No. 123(R), the Company’s Net income for the periods presented would have been decreased to the pro forma amounts as indicated below:

MARKETAXESS HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Unaudited (Continued)
(in thousands, except share and per share amounts)

	Three Months Ended March 31,
	2005	2004
Net income
As reported	$3,057	$2,916
Compensation expense, after related tax effects	(337)	(501)

Pro forma	$2,720	$2,415

Basic net income per common share	$0.11	$0.02
Diluted net income per common share	$0.09	$0.02

Basic net income (loss) per common share — pro forma	$0.10	$(0.13)
Diluted net income (loss) per common share — pro forma	$0.08	$(0.13)

     In calculating the fair market value of the options granted, the following assumptions were used:

	Three Months Ended March 31,
	2005	2004
Weighted-Average Grant Date Fair Market Value of Common Stock	$14.37	$16.52
Dividend Yield	0.00%	0.00%
Weighted-Average Expected Life (years)	3.00	3.00
Weighted-Average Risk-Free Interest Rate	3.70%	2.10%
Weighted-Average Expected Volatility	22.27%	33.18%

     Starting in January 2006, the Company expects to adopt SFAS No. 123(R), “Share-Based Payment,” (“SFAS No. 123(R)”), which requires previously granted but unvested awards to be recorded as an expense on a prorated basis over the remaining vesting period. See “Recent Accounting Pronouncements” below.

     During the quarter ending March 31, 2005, the Company issued 179,000 shares of restricted stock to employees. Of this amount, 129,500 and 49,500 shares were issued to senior management and to senior employees, respectively. At the date of issue, the Company’s common stock had a fair value of $15.60 per share. The restricted shares issued to senior management vest over a five-year period and the restricted shares issued to senior employees vest over a three-year period. The restricted shares issued to senior management can achieve accelerated vesting if certain Company performance goals are achieved.

     On a monthly basis the Company amortizes as earned compensation the fair value of the restricted stock grants over the appropriate vesting periods. For the three months ended March 31, 2005, the Company recognized $162 of amortization expense that is included in Employee compensation and benefits on the Consolidated Statements of Operations.

   Revenue Recognition

     The majority of our revenues are derived from commissions for trades executed on our platform that are billed to our broker-dealer clients on a monthly basis. We also derive revenues from information and user access fees, license fees, and other income.

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

MARKETAXESS HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Unaudited (Continued)
(in thousands, except share and per share amounts)

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

   Recent Accounting Pronouncements

     In December 2004, the FASB issued SFAS No. 123(R), “Share-Based Payment,” which is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation,” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and requires that the cost resulting from all share-based payment transactions be recognized in the financial statements. This statement establishes fair value as the measurement objective in accounting for share-based payment arrangements and requires all entities to apply a fair-value based measurement method in accounting for share-based payment transactions with employees, with limited exceptions. SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options and restricted stock, to be recognized in the income statement based on their fair values and previously granted but unvested awards to be recorded as an expense on a prorated basis over the remaining vesting period. Pro forma disclosure is no longer an alternative. The new standard will be effective for public entities in the fiscal year beginning after June 15, 2005. The Company expects to apply the modified prospective application, without restatement, commencing January 1, 2006. The Company expects the adoption of SFAS No. 123(R) will have a material impact on the Company’s Consolidated Statements of Operations.

   Reclassifications

     Certain reclassifications have been made to the prior periods’ financial statements in order to conform to the current periods’ presentation. Such reclassifications had no effect on previously reported Net income.

3. Net Capital Requirements and Customer Protection Requirements

     The Company’s U.S. subsidiary, MarketAxess Corporation, maintains a registration as a U.S. securities broker-dealer. Pursuant to the Uniform Net Capital Rule under the Securities Exchange Act of 1934, MarketAxess Corporation is required to maintain minimum net capital, as defined, equal to the greater of $5 or 6 2/3% of aggregate indebtedness. A summary of MarketAxess Corporation’s capital requirements is as follows:

	As of
	March 31, 2005	December 31, 2004
Net capital	$23,922	$19,391
Required net capital	363	864

Excess amount over required net capital	$23,559	$18,527

Ratio of aggregate indebtedness to net capital	0.23 to 1	0.67 to 1

     MarketAxess Corporation claims exemption from SEC Rule 15c3-3, as it does not hold customer securities or funds on account, as defined.

     MarketAxess Europe is subject to certain financial resource requirements of the FSA. A summary of these financial resource requirements is as follows:

MARKETAXESS HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Unaudited (Continued)
(in thousands, except share and per share amounts)

	As of
	March 31, 2005	December 31, 2004
Financial resources	$12,015	$12,488
Resource requirement	3,919	4,393

Excess financial resources	$8,096	$8,095

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

4. Securities

     In January 2005, the Company entered into investment advisory agreements with two of its stockholder broker-dealer clients. See “Related Parties” below.

     The following is a summary of the Company’s Securities as of March 31, 2005:

	As of March 31, 2005
		Gross	Gross
	Amortized	unrealized	unrealized	Fair
	cost	gains	losses	value
Available-for-sale securities
Federal agency issues and municipal securities	$19,569	$—	$(68)	$19,501
Corporate Bonds	8,428	—	(44)	8,384

Total available-for-sale securities	$27,997	$—	$(112)	$27,885

Held-to-maturity securities
Commercial Paper	$13,940	$—	$—	$13,940

Total held-to-maturity securities	$13,940	$—	$—	$13,940

5. Furniture, Equipment and Leasehold Improvements

     Furniture, equipment and leasehold improvements, net, are comprised of the following:

	As of
	March 31, 2005	December 31, 2004
Computer and related equipment	$10,916	$10,825
Office hardware	2,934	2,921
Furniture and fixtures	1,420	1,377
Accumulated depreciation	(11,409)	(11,203)

Total furniture and equipment, net	3,861	3,920

Leasehold improvements	2,207	2,212
Accumulated amortization	(1,112)	(1,053)

Total leasehold improvements, net	1,095	1,159

Total furniture, equipment and leasehold improvements, net	$4,956	$5,079

6. Software Development Costs

     Software development costs, net, are comprised of the following:

	As of
	March 31, 2005	December 31, 2004
Software development costs	$7,006	$16,704
Accumulated amortization	(1,609)	(11,117)

Total software development costs, net	$5,397	$5,587

MARKETAXESS HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Unaudited (Continued)
(in thousands, except share and per share amounts)

     The Company accounts for software development costs under the provisions of SOP No. 98-1. During the three months ended March 31, 2005, software development costs totaling $554 were capitalized. Non-capitalized software costs and routine maintenance costs are expensed as incurred and are included in Employee compensation and benefits, Technology and communications and Professional and consulting fees on the Consolidated Statements of Operations.

     In March 2005, the Company removed from its books and records capitalized software development with a cost of $10,252 that is no longer in use. Since this software was fully amortized, there was no effect on the Consolidated Statements of Operations.

7. Income Taxes

     The Company prepares a consolidated tax return with its U.S. subsidiary, MarketAxess Corporation.

     The Company’s provision for income taxes, included in the Consolidated Statements of Operations as determined in accordance with SFAS No. 109, is as follows:

	Three Months Ended
	March 31,
	2005	2004
Current:
Federal	$—	$83
State and local	120	9
Foreign	35	—

Current provision for income taxes	155	92

Deferred:
Federal	1,267	—
State and local	404	—
Foreign	490	—

Deferred income taxes	2,161	—

Provision for income taxes	$2,316	$92

     The difference between the Company’s reported provision for income taxes and the amount computed by multiplying pre-tax income by federal statutory rates is as follows:

	Three Months Ended
	March 31,
	2005	2004
Federal tax at statutory rate	$1,826	$1,342
Permanent differences	52	49
State and local taxes — net of federal benefit	534	479
Foreign taxes	(37)	—
Alternative minimum taxes	80	83
Change in valuation allowance	(45)	(1,861)
Tax credits	(79)	—
Other	(15)	—

Provision for federal income taxes	$2,316	$92

MARKETAXESS HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Unaudited (Continued)
(in thousands, except share and per share amounts)

     The following is a summary of the Company’s gross deferred tax asset, reduced to a net deferred tax asset by a valuation allowance:

	As of
	March 31, 2005	December 31, 2004
Deferred tax assets:
Net operating loss carryforwards
U.S	$39,079	$40,912
Foreign	3,259	3,801
Depreciation	813	926
Deferred option compensation expense	2,646	2,456
Warrant expense	10,959	10,959
Allowance for doubtful accounts	53	65
Unrealized losses on securities available-for-sale and foreign exchange	211	—
Restructuring charges	1,353	1,375
Charitable contributions carryforwards	70	49
Tax credits	1,328	1,331

Total deferred tax assets	59,771	61,874
Valuation allowance	(18,091)	(18,136)

Net deferred tax assets	41,680	43,738
Deferred tax liability:
Capitalized software development costs	(2,274)	(2,328)

Deferred tax assets, net	$39,406	$41,410

     The roll forward of the valuation allowance is as follows:

	As of
	March 31, 2005	December 31, 2004
Valuation allowance at beginning of period	$18,136	$64,252
Decrease in valuation allowance attributable to:
Net operating losses and temporary differences —
U.S	(45)	(41,095)
Foreign	—	(5,021)

Valuation allowance at end of period	$18,091	$18,136

     As of March 31, 2005, the Company had net operating loss carryforwards for income tax purposes of $96,797. The U.S. net operating loss carryforwards as of March 31, 2005 totaling $85,699 will begin to expire in 2017 and the U.K. net operating loss carryforwards as of March 31, 2005 totaling $11,098 do not expire. In 2001, MarketAxess Corporation had an ownership change within the meaning of Section 382 of the Internal Revenue Code (“Section 382”). As a result of Section 382 and pertinent tax provisions, the utilization of $39,041 of the Company’s net operating loss carryforwards existing at the date of the ownership change is subject to significant limitations. In addition, the Company’s net operating loss carryforwards may be subject to additional annual limitations if there is a 50% or greater change in the Company’s ownership, as determined over a rolling three-year period.

8. Accumulated Other Comprehensive Loss

     The Accumulated other comprehensive loss is comprised of cumulative currency translation adjustments and unrealized losses on Available-for-sale securities. Amounts presented for the three months ending March 31, 2005 are net of income taxes. Cumulative currency translation adjustments result from operations for which the functional currency is a currency other than the U.S. dollar. These items are reflected as a component of Stockholders’ equity in the Consolidated Statements of Financial Condition. The following table presents the summary of Accumulated other comprehensive loss for the period presented:

MARKETAXESS HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Unaudited (Continued)
(in thousands, except share and per share amounts)

	As of
	March 31, 2005	December 31, 2004
Accumulated other comprehensive income (loss), beginning of period	$(342)	$19
Cumulative currency translation adjustments, net of taxes	(76)	(361)
Unrealized losses on Available-for-sale securities, net of taxes	(60)	—

Accumulated other comprehensive income (loss), end of period	$(478)	$(342)

9. Related Parties

     As of and for the periods then ended, the Company had the following balances and transactions with the Stockholder Broker-Dealer Clients or their affiliates:

	As of
	March 31, 2005	December 31, 2004
Cash and cash equivalents	$47,757	$86,711
Accounts receivable	7,715	7,225
Accounts payable, accrued expenses and other liabilities	—	530

	Three months ended March 31,
	2005	2004
Commissions	$10,691	$10,550
Information and user access fees	212	72
Interest income	201	90
Other income	102	124
General and administrative	8	—

     Securities provided as collateral totaled $3,779 and $3,799 as of March 31, 2005 and December 31, 2004, respectively. Of these amounts, $3,279 and $3,299, respectively, were U.S. government obligations on deposit with a related party in its role as a custodian. The remaining $500 is provided as collateral with a third party clearing broker for each respective period.

     Two Stockholder Broker-Dealer Clients acted in an investment advisory and custodial capacity for the Company. As of March 31, 2005, the securities under management by these parties had a market value of $50,185 and are included in the Consolidated Statements of Financial Condition as $8,361 in Cash and cash equivalents, $27,885 in Available-for-sale securities and $13,940 in Held-to-maturity securities. For the three months ended March 31, 2005, investment advisory fees paid to these Stockholder Broker-Dealer Clients were $5 and are included in General and administrative expenses in the Consolidated Statements of Operations. Also included in General and administrative expenses in the Consolidated Statement of Operations for the three months ended March 31, 2005 and 2004 is $3 in bank fees paid to a related party for each period.

10. Stock Option Plans

     The Company’s stock option activity for employees, officers and directors is summarized as follows:

		Weighted-Average
	Shares	Exercise Price
Outstanding at December 31, 2004	4,907,582	$5.17
Granted	951,000	$14.37
Cancelled	(31,220)	$15.98
Exercised	(6,562)	$3.16

Outstanding at March 31, 2005	5,820,800	$6.61

MARKETAXESS HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Unaudited (Continued)
(in thousands, except share and per share amounts)

     The following table summarizes information regarding the stock options granted:

	As of March 31, 2005
	Options Outstanding			Options Exercisable
		Weighted-Average
		Remaining	Weighted-Average	Number	Weighted-Average
Range of Exercise Prices	Outstanding	Contractual Life	Exercise Price	Exercisable	Exercise Price
$2.10 - $5.00	3,830,101	7.15	$2.82	3,191,748	$2.85
$5.01 - $10.00	108,584	9.12	$8.77	30,197	$7.92
$10.01 - $15.00	1,108,694	9.13	$13.10	288,079	$13.93
$15.01 - $19.60	773,421	9.67	$15.82	—	$—

11. Earnings Per Share

     SFAS No. 128, “Earnings Per Share,” requires the presentation of basic and diluted EPS in the Consolidated Statements of Operations. Basic EPS is computed by dividing the net income (loss) attributable to common stock, which includes the effect of dividends, accrued on the redeemable convertible preferred stock, by the weighted-average number of shares of common stock outstanding for the period. Diluted EPS is computed using the same method as basic EPS, but in the denominator, shares of common stock outstanding reflect the potential dilution that could occur if convertible securities or other contracts to issue common stock were converted into or exercised for common stock. In November 2004, at the completion of our initial public offering, the redeemable convertible preferred stock and convertible preferred stock was converted into 13,899,683 shares of common stock and 4,266,310 shares of non-voting common stock and are included in the computation of diluted EPS for three months ended March 31, 2005.

Basic and diluted earnings per common share were as follows:

	Three Months Ended March 31,
	2005	2004
Basic EPS
Net income	$3,057	$2,916
Less: preferred stock dividends	—	2,848

Net income attributable to common stock	$3,057	$68

Weighted-average common shares outstanding	27,428	3,296
Net income per common share	$0.11	$.02
Diluted EPS
Net income	$3,057	$2,916
Net income attributable to common stock	$3,057	$2,916
Weighted-average common shares outstanding and common stock equivalents	35,483	3,296
Net income per common share	$0.09	$.02

     At March 31, 2004, the conversion of 18,122,659 shares of redeemable convertible preferred stock, 4,931,580 warrants and 3,510,981 stock options were not included in the computation of diluted earnings per share because their effect would have been anti-dilutive.

12. Commitments and Contingencies

     The Company leases office space under non-cancelable lease agreements expiring at various dates through 2011. These leases are subject to escalation based on certain costs incurred by the landlord.

     Minimum rental commitments under such leases, net of sublease income and restated for the foreign exchange rate at March 31, 2005, are as follows:

MARKETAXESS HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Unaudited (Continued)
(in thousands, except share and per share amounts)

Year Ended December 31,	Minimum Rentals
Remaining 2005	$1,615
2006	2,270
2007	2,246
2008	2,246
2009	2,246
Thereafter through 2011	5,772

     The rental expense for the three months ended March 31, 2005 and 2004 was $391 and $393, respectively, which is included in General and administrative expenses in the Consolidated Statements of Operations.

     The Company has entered into sublease agreements for two of its properties. The following table summarizes information regarding the sublease provisions:

				Sublease Loss Provision as of:
	Commencement	Termination	Sublease	March 31,	December 31,
Location	Date	Date	Rental	2005	2004
New York, NY	February 1, 2002	April 30, 2006	$71	$—	$—
	May 1, 2006	April 14, 2011	77	1,295	1,344
London, U.K	May 9, 2002	March 25, 2010	38	—	—

     As provided for in the London sublease agreement, the sublessee has exercised its early termination option and as provided for in the agreement will pay the Company’s U.K. subsidiary an early termination fee of approximately $225 in May 2005. The Company is not anticipating subleasing the space but will occupy the space.

     The Company is contingently obligated for standby letters of credit that were issued to landlords for office space. The Company uses a U.S. government obligation as collateral for these standby letters of credit and for the Company’s foreign currency forward contracts. In addition, $500 is provided as collateral with a clearing broker. This collateral is included with Securities and cash provided as collateral on the Consolidated Statements of Financial Condition that had a fair market value as of March 31, 2005 and December 31, 2004 of $3,779 and $3,799, respectively.

13. Supplemental Cash Flow Disclosure of Non-Cash Activities

     The following is a description of non-cash activity:

	Three Months Ended March 31,
	2005	2004
Accrued and undeclared dividends on redeemable convertible preferred stock	$—	$2,848
Warrant-related expense	—	2,524
Stock option issuance to directors and non-employees	27	2

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Executive Overview

     MarketAxess operates one of the leading platforms for the electronic trading of corporate bonds and certain other types of fixed-income securities. Through our platform, 571 active institutional investor client firms (firms that executed at least one trade through our electronic trading platform between April 2004 and March 2005) can access the aggregate liquidity provided by the collective interest of our 22 broker-dealer clients in buying or selling bonds through our platform. Our active institutional investor clients include investment advisers, mutual funds, insurance companies, public and private pension funds, bank portfolios and hedge funds. We also provide data and analytical tools that help our clients make trading decisions and we facilitate the trading process by electronically communicating order information between trading counterparties.

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

     The majority of our revenues are derived from commissions for trades executed on our platform that are billed to our broker-dealer clients on a monthly basis. We also derive revenues from information and user access fees, license fees and other income. Our expenses consist of employee compensation and benefits, depreciation and amortization, technology and communication expenses, professional and consulting fees, marketing and advertising and other general and administrative expenses.

     We seek to grow and diversify our revenues by capitalizing on our status as the operator of a leading platform for the electronic trading of corporate bonds and certain other types of fixed-income securities. The key elements of our strategy are:

•	to innovate and efficiently add new functionality and product offerings to the MarketAxess platform which we believe will help us increase our market share with existing clients, as well as expand our client base. For example, the Company has recently announced its intention to develop a multi-dealer system to provide electronic credit derivatives trading services between dealers and institutional investors, initially focused on credit default swap indices, which the Company believes will further its efforts to increase its penetration of the hedge fund client segment;

•	to leverage our technology, as well as our strong broker-dealer and institutional investor relationships, to deploy our electronic trading platform into additional product and client segments within the fixed-income securities markets;

•	to continue building our existing service offerings so that our electronic trading platform is fully integrated into the workflow of our broker-dealer and institutional investor clients and to continue to add functionality to allow our clients to achieve a fully automated end-to-end straight-through processing solution (automation from trade initiation to settlement);

•	to add new content and analytical capabilities to Corporate BondTicker in order to improve the value of the information we provide to our clients; and

•	to continue to supplement our internal growth by entering into strategic alliances, or acquiring businesses or technologies that will enable us to enter new markets, provide new products or services, or otherwise enhance the value of our platform to our clients.

Critical Factors Affecting Our Industry and Our Company

Economic, Political and Market Factors

     The global fixed-income securities industry is risky and volatile and is directly affected by a number of economic, political and market factors that may result in declining trading volume. These factors could have a material adverse effect on our business, financial condition and results of operations. These factors include: the current interest rate environment, including the volatility of interest rates and investors’ forecasts of future interest rates; the level of corporate bond credit spreads and credit spread volatility; and adverse market conditions, including unforeseen market closures or other disruptions in trading. Any one or more of these factors may contribute to reduced trading activity in the fixed-income securities markets generally. Our revenues and profitability are likely to decline during periods of stagnant economic conditions or low trading volume in the U.S. and global fixed-income securities markets.

Competitive Landscape

     The global fixed-income securities industry generally, and the electronic financial services markets in which we operate in particular, are highly competitive, and we expect competition to intensify in the future. We will continue to compete with bond trading conducted directly between broker-dealers and their institutional investor clients over the telephone or electronically. In addition, our current and prospective competitors are numerous and include: other multi-dealer trading companies; market data and information vendors; securities and futures exchanges; inter-dealer brokerage firms; and electronic communications networks not currently in the securities business. We believe that we compete favorably with respect to: the liquidity provided on our platform; the magnitude and frequency of price improvement enabled by our platform; the quality and speed of execution; total transaction costs; technology capabilities, including the ease of use of our trading platform; and the range of our products and services.

Regulatory Environment

     Our industry has been and is subject to continuous regulatory changes and may become subject to new regulations or changes in the interpretation or enforcement of existing regulations, which could have a material adverse effect on our business, financial condition and results of operations.

Rapid Technological Changes

     We must continue to enhance and improve our electronic trading platform. The electronic financial services industry is characterized by increasingly complex systems and infrastructures and new business models. If new industry standards and practices emerge, our existing technology, systems and electronic trading platform may become obsolete or our existing business may be harmed. Our future success will depend on our ability to: enhance our existing products and services; develop and/or license new products and technologies that address the increasingly sophisticated and varied needs of our broker-dealer and institutional investor clients and prospective clients; and respond to technological advances and emerging industry standards and practices on a cost-effective and timely basis.

Trends in Our Business

     The majority of our revenues are derived from commissions for transactions executed on our platform. We believe that there are five key variables that impact the notional value of transactions on our platform and the amount of commissions earned by us:

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

     While we believe that overall corporate bond market trading volume is affected more by volatility in the corporate bond market than by the absolute levels of interest rates or the direction of interest rate changes, we have limited experience with periods of rising interest rates. If interest rates continue to rise, it is possible that our trading volumes will continue to be adversely impacted. Because a significant percentage of our revenue is tied directly to the volume of securities traded on our platform, it is likely that a general decline in trading volumes, regardless of the cause of such decline, would reduce our revenues and have a significant negative impact on our future profitability.

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

     We currently expect, during the second quarter of 2005, to introduce a new fee plan primarily for secondary market transactions in U.S. high-grade corporate bonds executed on our electronic trading platform. The new plan will incorporate higher fixed monthly fees and lower variable fees for our broker-dealer clients than the existing U.S. high-grade corporate transaction fee plans and is designed to provide an added incentive to our broker-dealer and institutional investor clients to increase the volume of transactions effected on our platform. The combination of higher fixed and lower variable fees in the new plan results in higher revenue to the Company at lower volume levels but will limit revenue growth in the future for U.S. high-grade corporate bond trading as volume levels increase. The new fee plan has a two-year term and will supersede the fee agreements, described above, that we entered into with many of our broker-dealer clients during the third quarter of 2003. The existing agreements had been scheduled to expire during the third quarter of 2005.

     For European high-grade corporate bond trades, broker-dealer transaction fees vary based on the type of bond traded. Different fee schedules apply to fixed rate and floating rate bonds. Within the schedule for fixed rate bonds, the fee varies depending on whether the bond is a corporate or a sovereign issue. For corporate bonds, the fee also varies depending on the maturity of the issue. This fee schedule applies a tiered fee structure, which reduces the fee per trade upon the attainment of certain specified amounts of monthly commissions generated by a particular broker-dealer and does not carry a fixed monthly fee or fee cap.

     Commissions for other products generally vary based on the type and the maturity of the bond traded. The commission rates are generally set at levels that are based upon those charged by inter-dealer brokers in the respective markets, average bid-offer spreads in the products we serve and transaction costs through alternative channels including the telephone.

     We anticipate that some reduction in average fees per million may occur in the future. Consequently, past trends in commissions are not necessarily indicative of future commissions.

   Other Revenue Trends

     In addition to the commissions discussed above, we have also earned revenue from certain fees paid by institutional investor and broker-dealer clients and income earned on investments.

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

     We charge information services fees for Corporate BondTicker to our broker-dealer clients, institutional investor clients and data-only subscribers. Corporate BondTicker combines National Association of Securities Dealers, Inc. (“NASD”) Trade Reporting and Compliance Engine (“TRACE”) data with MarketAxess data and analytical tools to provide a comprehensive set of corporate bond information. The information services fee is a flat monthly fee, based on the level of service. We also generate information service fees from the sale of bulk data to certain institutional investor clients and data only subscribers. We anticipate that revenues other than commissions will grow as we expand our data and information services offerings.

     We intend to continue to diversify our revenue base. As we continue to expand our service offerings, we believe that there will be more opportunities for us to generate revenues from all of our trading and information services clients.

   Expense Trends

     We anticipate expense growth in the future, notably in employee compensation and benefits, professional and consulting fees and general and administrative expenses now that we are a public company, but we believe that operating leverage can be achieved by increasing volumes in existing products and adding new products without substantial additions to our infrastructure.

     As a public company, we are subject to the requirements of the Sarbanes-Oxley Act of 2002, which will require us to incur significant expenditures in the near term to establish systems and hire and train personnel to comply with these requirements. In addition, as a public company, we are required, pursuant to SFAS No. 123 (R), “Share-Based Payment” (“SFAS No. 123 (R)”), which will be effective on January 1, 2006, to record compensation expense based on the fair value of options issued to employees. Currently, we are only required to record compensation expense to the extent that the fair value of our common stock exceeds the exercise price of the options on the measurement date.

Results of Operations

     Three Months Ended March 31, 2005 Compared to Three Months Ended March 31, 2004

Overview

     For the three months ended March 31, 2005, Income before taxes increased by $2.4 million to $5.4 million compared to Income before taxes of $3.0 million for the three months ended March 31, 2004. Net income increased by $0.2 million to $3.1 million compared to Net income of $2.9 million for the three months ended March 31, 2004.

     Total revenues increased by $2.1 million or 11.1% to $21.3 million for the three months ended March 31, 2005 from $19.2 million for the three months ended March 31, 2004. This increase in total revenues was primarily due to the growth in the total volume of bonds traded on our platform, which grew 18.9 % to $89.2 billion for the three months ended March 31, 2005 from $75.0 billion for the comparable period in 2004.

     Total expenses for the first quarter of 2005 declined 1.4% to $15.9 million, compared to $16.2 million in the first quarter of 2004. Employee compensation and benefits increased to $9.2 million, compared to $8.2 million in the first quarter of 2004, as a result of new hires, deepening organizational strength and lower wage capitalization relating to software development. Professional and consulting fees increased to $1.9 million, compared to $0.9 million in the first quarter of 2004, largely due to increased costs associated with being a public company. These increases were offset by the lack of warrant-related expense. The warrant program concluded in the first quarter of 2004 and accounted for $2.5 million of expense during that period.

Revenues

     Our revenues for the three months ended March 31, 2005 and March 31, 2004, and the resulting dollar and percentage change, are as follows:

	Three months ended March 31,
	2005		2004
	$	% of Revenues	$	% of Revenues	$ Change	% Change
	($ in thousands)
Revenues
Commissions
U.S. high-grade	$12,518	58.8%	$11,424	59.6%	$1,094	9.6%
European high-grade	4,401	20.6	4,521	23.6	(120)	(2.7)
Other	1,734	8.1	1,804	9.4	(70)	(3.9)

Total commissions	18,653	87.5	17,749	92.6	904	5.1
Information and user access fees	1,035	4.9	489	2.6	546	111.7
License fees	780	3.7	582	3.0	198	34.0
Interest income	600	2.8	154	0.8	446	289.6
Other	240	1.1	198	1.0	42	21.2

Total revenues	$21,308	100.0%	$19,172	100.0%	$2,136	11.1%

     We have historically earned most of our commissions and most of our revenues from the nine clients (ABN Amro, BNP Paribas, Banc of America, Bear Stearns, Credit Suisse First Boston, Deutsche Bank, JPMorgan, Lehman Brothers and UBS) that are (or whose affiliates are) our stockholders. Affiliates of most of our broker-dealer clients are also among our institutional investor clients. A table detailing the amount of revenues generated by our nine broker-dealer clients that are also stockholders (ABN Amro, Banc of America Securities, Bear Stearns, BNP Paribas, Credit Suisse First Boston, Deutsche Bank, JPMorgan, Lehman Brothers and UBS), and their respective affiliates, as well as the corresponding percentage of total revenues, is provided below for the three months ended March 31, 2005 and 2004:

	Three months ended March 31,
	2005	2004
	($ in thousands)
Total revenues generated by broker-dealer client stockholders and their respective affiliates
Commissions	$10,691	$10,550
Information and user access fees.	212	72
Interest income	201	90
Other	102	124

Total revenues generated by broker-dealer client stockholders and their respective affiliates	$11,206	$10,836

Percentage of total revenues generated by broker-dealer client stockholders and their respective affiliates
Commissions	57.3%	59.4%
Information and user access fees	20.6%	20.0%
Interest income	33.6%	58.6%
Other	42.6%	62.8%
Percentage of total revenues generated by broker-dealer client stockholders and their respective affiliates	52.7%	56.5%

     Commissions. Commissions are generally calculated as a percentage of the notional dollar volume of bonds traded on our platform and vary based on the type and the maturity of the bond traded. Under our transaction fee plans, bonds that are more actively traded or that have shorter maturities are generally charged lower commissions, while bonds that are less actively traded or that have longer maturities generally command higher commissions.

     Total commissions increased by $0.9 million or 5.1% to $18.7 million for the three months ended March 31, 2005 from $17.7 million for the comparable period in 2004. This increase was primarily due to increases in the amount of U.S. high-grade commissions, offset in part by decreases in European high-grade commissions and Other commissions. U.S. high-grade commissions increased by $1.1 million or 9.6% to $12.5 million for the three months ended March 31, 2005 from $11.4 million for the comparable period in 2004. European high-grade commissions decreased by $0.1 million or 2.7% to $4.4 million from $4.5 million for the comparable period in 2004. Other commissions also decreased by $0.1 million or 3.9% to $1.7 million from $1.8 million for the comparable period in 2004. These net increases were primarily due to an increase in transaction volume from $75.0 billion for the three months ended March 31, 2004 to $89.2 billion for the three months ended March 31, 2005 generated by new and existing clients, offset by an 11.8% reduction in the average commission per million from $237 per million for the three months ended March 31, 2004 to $209 per million for the three months ended March 31, 2005. This decrease in the average commission per million was primarily attributable to: a change in the mix of business resulting in an increase in the volume of transactions that have lower fees per million in accordance with our standard fee schedules; and an increase in the percentage of trades executed on the platform with shorter maturities, which generally generate lower commissions per million. The fixed monthly U.S. high-grade fees amounted to $4.8 million for the three months ended March 31, 2005 as compared to $4.6 million for the three months ended March 31, 2004.

     U.S. Treasury securities have not been traded over our platform since February 2005, when our strategic alliance with BrokerTec USA, L.L.C. ended.

     Our trading volume and average fees per million traded for the three months ended March 31, 2005 and 2004 are as follows:

	Three months ended March 31,
	2005	2004
Trading Volume Data (in billions)
U.S. high-grade	$54.8	$45.0
European high-grade	22.9	23.6
Other	11.5	6.4

Total	$89.2	$75.0

	Three months ended March 31,
	2005	2004
Commissions (in thousands)
U.S. high-grade	$12,518	$11,424
European high-grade	4,401	4,521
Other	1,734	1,804

Total	$18,653	$17,749

Average Fee Per Million Traded
U.S. high-grade	$229	$253
European high-grade	$192	$191
Other	$150	$284
For All Products	$209	$237

Number of U.S. Trading Days	61	63
Number of U.K. Trading Days	62	63

     For volume reporting purposes, transactions in foreign currencies are converted to U.S. dollars at the exchange rates prevailing on the day the transactions were executed.

     The following table shows the extent to which the changes in revenue for the three months ended March 31, 2005 were attributable to increases in volumes, reductions in the average level of commissions charged and other factors not related to commission revenues:

Change from Prior
Three Months
Three Months Ended
March 31, 2005
(in thousands)
Volume increases	$3,360
Average fee reductions	(2,457)
Other	1,233

Total revenue increase	$2,136

     Our active institutional investor clients and broker-dealer clients as of March 31, 2005 and March 31, 2004 are as follows:

	As of March 31,
	2005	2004
Institutional Investor Clients
U.S	385	328
Europe	186	150

Total	571	478

Broker-Dealer Clients	22	19

     Information and User Access Fees. Information and user access fees consist of: fees charged for Corporate BondTicker to our broker-dealer clients, institutional investor clients and data-only subscribers; and monthly access fees charged to institutional investor clients for the use of our platform. Information and user access fees increased by $0.5 million or 111.7% to $1.0 million for the three months ended March 31, 2005 from $0.5 million for the three months ended March 31, 2004. This increase was primarily due to an increase in the number of subscribers to our Corporate BondTicker service.

     License Fees. License fees consist of fees received from broker-dealer clients for access to our trading platform through a non-exclusive and non-transferable license. The license fee is a one-time fee and is recognized in the first three months of the agreement in the estimated amount of the set-up costs that we incur and the remaining amount is amortized over the initial term of the agreement, which is generally three years. License fees increased by $0.2 million or 34.0% to $0.8 million for the three months ended March 31, 2005 from $0.6 million for the three months ended March 31, 2004. This increase was attributable to the addition of three new broker-dealer clients.

     License fees decreased by $0.5 million or 37.6% from $1.3 million for the three months ended December 31, 2004 as we accrued for the three new dealer license fees during the three months ended December 31, 2004 compared to one new dealer license fee during the three months ended March 31, 2005.

     Interest Income. Interest income consists of income earned on our investments. Interest income increased by $0.4 million or 289.6% to $0.6 million for the three months ended March 31, 2005 from $0.2 million for the comparable period in 2004. This increase was due to higher Cash and cash equivalents balances and a rise in interest rates during the three months ended March 31, 2005 as compared to the comparable period in 2004.

     Other. Other revenues consist of telecommunications line charges to broker-dealer clients and other miscellaneous revenues. Other revenues were $0.2 million for the three months ended March 31, 2005 and 2004.

Expenses

     Our expenses for the three months ended March 31, 2005 and March 31, 2004, and the resulting dollar and percentage change, are as follows:

	Three months ended March 31,
	2005		2004
	$	% of Revenues	$	% of Revenues	$ Change	% Change
	($ in thousands)
Expenses
Employee compensation and benefits	$9,244	43.4%	$8,165	42.6%	$1,079	13.2%
Depreciation and amortization	1,008	4.7	746	3.9	262	35.1
Technology and communications	1,842	8.6	1,592	8.3	250	15.7
Professional and consulting fees	1,894	8.9	946	4.9	948	100.2
Warrant-related expense	—	—	2,524	13.2	(2,524)	—
Marketing and advertising	693	3.3	625	3.3	68	10.9
Moneyline revenue share	(50)	—	464	2.4	(514)	(110.8)
General and administrative	1,304	6.1	1,102	5.7	202	18.3

Total expenses	$15,935	75.0%	$16,164	84.3%	$(229)	(1.4)%

     Employee Compensation and Benefits. Employee compensation and benefits is comprised of salaries, incentive compensation and related employee benefits and payroll taxes. Employee compensation and benefits increased by $1.1 million or 13.2% to $9.2 million for the three months ended March 31, 2005 from $8.2 million for the three months ended March 31, 2004. This increase was primarily due to the addition of new employees to support our growth, deepening of our organizational strengths and the lower rate of wage capitalization relating to software development. The total number of employees increased to 173 as of March 31, 2005 from 168 as of March 31, 2004.

     Depreciation and Amortization. Depreciation and amortization expense results from the depreciation of fixed assets, which consist of computer hardware, furniture and fixtures, and the amortization of software, capitalized software development costs and leasehold improvements. Depreciation and amortization expense increased by $0.3 million or 35.1% to $1.0 million for the three months ended March 31, 2005 from $0.7 million for the three months ended March 31, 2004. For the three months ended March 31, 2005, we capitalized $0.6 million of software development costs as compared to $1.4 million for the comparable period in 2004. For the three months ended March 31, 2005, we capitalized $0.1 million of equipment costs related to our new disaster recovery facility that we anticipate being in production during the second quarter of 2005. In November 2004, we determined that our trading platform software, developed by us with input from Moneyline, a stockholder, would be retired by March 31, 2005. Therefore, we accelerated amortization of this software and recorded additional amortization in the amount of $0.3 million during the first quarter of 2005.

     Technology and Communications. Technology and communications expense consists primarily of costs for our network connections, data center hosting costs and data feeds provided by outside vendors or service providers. Technology and communications expense increased by $0.3 million or 15.7% to $1.8 million for the three months ended March 31, 2005 from $1.6 million for the three months ended March 31, 2004. This increase was attributable to increased cost relating to market data and production telecommunications.

     Professional and Consulting Fees. Professional and consulting fees consist of fees paid for accounting and legal fees, information technology and non-information technology consultants costs. Professional and consulting fees increased by $0.9 million or 100.2% to $1.9 million for the three months ended March 31, 2005 from $0.9 million for the three months ended March 31, 2004. This increase was primarily due to additional legal, accounting, consulting and insurance expenses associated with becoming a public company as well as increased information technology consultant costs.

     Warrant-related Expense. Warrant-related expense is the expense associated with the allocation of shares of our common stock issuable pursuant to a warrant issued to six of our broker-dealer clients at the time they made an equity investment in MarketAxess Holdings Inc. In the three months ended March 31, 2004, we incurred warrant-related expense of $2.5 million. As the final share allocations under the warrant program ended on March 1, 2004, there was no warrant-related expense for the three months ended March 31, 2005. We will no longer record any expense related to this warrant.

     Marketing and Advertising. Marketing and advertising expense consists primarily of print and other advertising expenses we incur to promote our products and services. This expense also includes costs associated with attending or exhibiting at industry-sponsored seminars, conferences and conventions. Also included in this expense are travel and entertainment expenses incurred by our sales force to promote our trading platform and information services. Marketing and advertising expense increased by $0.1 million or 10.9% to $0.7 million for the three months ended March 31, 2005 from $0.6 million for the three months ended March 31, 2004. This increase was primarily due to expenses we incurred for print and other advertising used to promote our electronic trading platform.

     Moneyline Revenue Share. Moneyline revenue share expense consists of expenses incurred pursuant to our agreement with Moneyline Telerate. Moneyline revenue share expense decreased by $0.5 million to a benefit of $0.05 million for the three months ended March 31, 2005 due to the reversal of a prior period over accrual. The Moneyline revenue share expense ended in February 2005, as we migrated away from the Moneyline technology platform to our new internally-developed platform.

     General and Administrative. General and administrative expense consists primarily of occupancy and utilities, general travel and entertainment, staff training, board of directors costs and various state franchise and U.K. value-added taxes. General and administrative expense increased by $0.2 million or 18.3% to $1.3 million for the three months ended March 31, 2005 from $1.1 million for the comparable period in 2004. This increase was due to an increase in occupancy expenses, board of directors expenses and franchise tax payments in 2004.

Provision for Income Tax

     A net operating loss carryforward enables a company to apply net operating losses incurred during a current period against a future period’s profits in order to reduce tax liability in those future periods. In periods when a company is generating operating losses, its net operating loss carryforward will increase. The tax effect of the net operating loss carryforwards is recorded as a deferred tax asset. If the company does not believe that it is more likely than not that it will be able to utilize the net operating loss carryforwards, it records a valuation allowance against the deferred tax asset.

     As of March 31, 2005, the Company had net operating loss carryforwards for income tax purposes of $96,797. The U.S. net operating loss carryforwards as of March 31, 2005 totaling $85,699 will begin to expire in 2017 and the U.K. net operating loss carryforwards as of March 31, 2005 totaling $11,098 do not expire. As of March 31, 2005 the Company had recorded a gross deferred tax asset of $59,771, reduced to a net deferred tax asset of $39,406 by a valuation allowance of $18,091 and a deferred tax liability for capitalized software development costs of $2,274.

     For the three months ended March 31, 2005, we recorded an income tax provision of $2.3 million. The provision consists principally of $1.8 million in federal taxes, $0.5 million in state and local taxes, $0.08 million in federal alternative minimum taxes, a reduction in the valuation allowance of $0.05 million and other credits of $0.03 million.

     For the three months ended March 31, 2004, we recorded an income tax provision of $0.1 million. The provision consists principally of $1.4 million in federal taxes, $0.5 million in state and local taxes and a reduction in the valuation allowance of $1.8 million.

     For the three months ended March 31, 2005 and 2004, with the exception of the payment of certain state and local taxes, the provision for income taxes was a non-cash expense since the Company had available the net operating loss carryforward and tax credits detailed above to offset the cash payment of taxes.

     We cannot predict the timing of the reversal of certain of the temporary differences (defined as the tax effect of the difference between the financial reporting basis and the tax reporting basis of certain balance sheet items). Therefore, the timing of the reversal of the temporary differences may result in charges to the provision for income taxes and may affect our future earnings. Additionally, our consolidated effective tax rate can vary from period to period depending on, among other factors, the geographic and business mix of our earnings.

Critical Accounting Policies and Estimates

     There have been no significant changes to our critical accounting policies and estimates during the three months ended March 31, 2005, as compared to those we disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2004, except for Securities available-for-sale and Securities held-for-maturity, which are described below.

     Securities Available-for-Sale and Held-to-Maturity

     The Company has classified certain of its marketable securities as available-for-sale securities. Unrealized marketable securities gains and losses are reflected as a net amount in Accumulated other comprehensive loss on the Consolidated Statements of Financial Condition. Realized gains and losses are recorded on the Consolidated Statements of Operations in Other income or expense. For the purpose of computing realized gains and losses, cost is on a specific identification basis.

     The Company has classified certain of its marketable securities as held-to-maturity securities as the Company has the intent and ability to hold these securities to maturity. The securities are carried at amortized cost using the specific identification method. Interest income is recorded using an effective interest rate, with the associated premium or discount amortized to interest income.

     The Company assesses whether an other-than-temporary impairment loss on securities has occurred due to declines in fair value or other market conditions. Declines in fair value that are considered other than temporary are recorded as charges in the Consolidated Statements of Operations.

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

Liquidity and Capital Resources

     Our cash flows for the periods presented below were as follows:

	Three months ended March 31,
	2005	2004
	(In thousands)
Net cash (used in) operating activities	$(3,927)	$(3,816)
Net cash (used in) investing activities	(36,704)	(3,816)
Net cash provided by financing activities	21	2

Net decrease for the period	$(40,610)	$(7,630)

   Operating Activities

     Net cash used in operating activities was $3.9 million and $3.8 million for the three months ended March 31, 2005 and 2004, respectively.

     Net cash used in operating activities of $3.9 million for the three months ended March 31, 2005 consisted of net income of $3.1 million, adjusted for non-cash charges, primarily consisting of $2.0 million of deferred taxes, charges of $1.0 million for depreciation and amortization and $0.4 million for compensation expense related to stock option issuance. These non-cash charges were offset by a decrease in cash used for working capital of $10.4 million, primarily as a result of the payment of annual incentive bonuses in January 2005 of $8.7 million.

     Net cash used in operating activities of $3.8 million for the three months ended March 31, 2004 consisted of net income of $2.9 million, adjusted for non-cash charges, primarily consisting of charges of $0.7 million for depreciation and amortization, $0.5 million for compensation expense related to stock option issuance and $2.5 million for warrant-related expense. These non-cash charges were offset by a decrease in cash used for working capital of $10.4 million, primarily as a result of the payment of annual incentive bonuses in January 2004 of $6.3 million and an increase in accounts receivable of $ 2.3 million.

   Investing Activities

     Net cash used in investing activities was $36.7 million and $3.8 million for the three months ended March 31, 2005 and 2004, respectively.

     Net cash used in investing activities of $36.7 million for the three months ended March 31, 2005 consisted of investment of our proceeds from our initial public offering into $27.9 million in Securities available-for-sale and $13.9 million in Securities held-to-maturity, proceeds from maturities of $5.8 from short-term investments, purchases of furniture, equipment and leasehold improvements of $0.1 million and capitalization of software development costs of $0.6 million.

     Net cash used in investing activities of $3.8 million for the three months ended March 31, 2004 consisted of net purchases of short-term investments of $2.0 million, purchases of furniture, equipment and leasehold improvements of $0.5 million and capitalization of software development costs of $1.3 million.

   Financing Activities

     Net cash provided by financing activities was $0.021 million and $0.002 million for the three months ended March 31, 2005 and 2004, respectively. Financing activities in 2005 and 2004 primarily consisted of proceeds from the exercise of stock options.

     Past trends of cash flows are not necessarily indicative of future cash flow levels. A decrease in cash flows may have a material adverse effect on our liquidity, business and financial condition.

   Other Factors Influencing Liquidity and Capital Resources

     Commissions, information and access fees, and general operating expenses are the key factors that influence our cash flow. At March 31, 2005, we had Cash and cash equivalents of $57.0 million, a decrease of $40.6 million compared to December 31, 2004. The decrease in Cash and cash equivalents is primarily the result of the investment of cash totaling approximately $41.0 million by our investment advisors. As of March 31, 2005, Cash and cash equivalents represented 33.5% of our total assets, compared to 55.3% at December 31, 2004.

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

     Our two major operating subsidiaries, MarketAxess Corporation and MarketAxess Europe Limited, are registered broker-dealers in the U.S. and the U.K., respectively. As such, they are subject to minimum regulatory capital requirements imposed by their respective market regulators that are intended to ensure general financial soundness and liquidity based on certain minimum capital requirements. The U.S. and the U.K. regulations prohibit a registered broker-dealer from repaying borrowings from its parent or affiliates, paying cash dividends, making loans to its parent or affiliates or otherwise entering into transactions that result in a significant reduction in its regulatory net capital position without prior notification to or approval from its principal regulator. The capital structures of our broker-dealer subsidiaries are designed to provide each with capital and liquidity consistent with its business and regulatory requirements. As of March 31, 2005, MarketAxess Corporation had net capital of $23.9 million, which was $23.6 million in excess of its required minimum net capital of $0.3 million. MarketAxess Europe Limited had financial resources, as defined by the FSA, of $12.0 million, which was $8.1 million in excess of its required financial resources of $3.9 million.

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

     We have historically earned a substantial portion of our commissions from the nine broker-dealer clients that are our stockholders. For the three months ended March 31, 2005, $10.7 million or 57.3% of our commissions, and for the three months ended March 31, 2004, $10.6 million or 59.4% of our commissions, were generated by these nine broker-dealer clients. None of our broker-dealer clients is contractually or otherwise obligated to continue to use our electronic trading platform. Reduced involvement of these broker-dealer clients due to their loss of a right to designate a member of our Board of Directors or the potential reduction in the level of their equity ownership if these entities should sell shares of our common stock, may cause them to reduce or discontinue their use of our electronic trading platform and other services, which could negatively impact the use of our platform by our institutional investor clients. The loss of, or a significant reduction of, participation on our platform by these broker-dealer clients may have a material adverse effect on our business, financial condition and results of operations.

Nine of our broker-dealer clients or their affiliates own, in the aggregate, approximately 45.0% of our outstanding common stock and on a beneficial ownership basis own, in the aggregate, a majority of our common stock. These broker-dealer clients have strategic interests that differ from those of our other stockholders.

     As of March 31, 2005, nine of our broker-dealer clients or their affiliates owned, in the aggregate, approximately 45.0% of our outstanding common stock and on a beneficial ownership basis owned, in the aggregate, a majority of our common stock. These broker-dealer clients have strategic interests that are different from ours and those of our other stockholders. For example, in their capacity as broker-dealer clients, they would presumably favor lower commissions and/or commission caps. Furthermore, as stockholders in other consortia that have developed competitive electronic trading networks or have announced their intention to explore the development of competitive electronic trading networks, they may decide to direct some or all of their electronic trading business to one or more of our competitors. While these actions, if taken, would presumably reduce our revenues and our market capitalization and, therefore, the value of their ownership position in us, there can be no assurance that they will not decide to take such actions for their own strategic reasons.

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

     All of the shares of common stock and non-voting common stock owned by our broker-dealer clients are subject to a lock-up agreement with the underwriters of our initial public offering, pursuant to which such shares may not be sold for a period of 180 days following the date of the pricing of our initial public offering, November 4, 2004. Subject to compliance with the federal securities laws, all of these shares became available for resale in the public market on May 4, 2005, which is 180 days after the effective date of our initial public offering, November 5, 2004, subject, in the case of “affiliates” of MarketAxess, to volume limitations on resale.

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

     Our accumulated losses at March 31, 2005 were $96.5 million. We expect that our expenses will increase in the near term as we continue to expand our business and in order to meet the requirements related to being a public company. We cannot predict whether we will be able to sustain profitability and we may incur losses in future periods. If we are not able to sustain profitability, our stock price may decline.

Neither the sustainability of our current level of business nor our historical growth can be assured. Even if we do experience growth, we cannot assure you that we will grow profitably.

     The use of our electronic trading platform is relatively new. The success of our business strategy depends, in part, on our ability to maintain and expand the network of broker-dealer and institutional investor clients that use our electronic trading platform. Our business strategy also depends on increasing the use of our platform by these clients. Individuals at broker-dealers or institutional investors may have conflicting interests, which may discourage their use of our platform.

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

     For the three months ended March 31, 2005, $12.5 million or 58.8% of our revenues, and for the three months ended March 31, 2004, $11.4 million or 59.6% of our revenues, came from the commissions paid directly by broker-dealer clients for secondary trading of U.S. high-grade corporate bonds on our electronic trading platform. In 2003 we offered our broker-dealer clients the opportunity to switch to one of two new transaction fee plans for secondary U.S. high-grade corporate bond trading, each of which includes a fixed monthly fee component and a variable fee per trade component. For one of these new transaction fee plans, the aggregate amount of transaction fees payable by a broker-dealer client for U.S. high-grade corporate bond trading is capped on a monthly and an annual basis. Currently, one of our broker-dealer clients has selected the pricing plan that includes the fee cap. While the fee cap is designed to encourage our broker-dealer clients to be more active on our electronic trading platform, the fee cap limits the maximum amount of commissions payable to us by our most active broker-dealer clients, which could limit our revenues and constrain our growth and profitability.

Our proposed new fee plan primarily for secondary market transactions in U.S. high-grade corporate bonds executed on our electronic trading platform, which we intend to implement during the second quarter 2005, is untested.

     We currently expect, during the second quarter of 2005, to introduce a new fee plan primarily for secondary market transactions in U.S. high-grade corporate bonds executed on our electronic trading platform. The new plan incorporates higher fixed monthly fees and lower variable fees for our broker-dealer clients and is designed to provide an added incentive to our broker-dealer and institutional investor clients to increase the volume of transactions effected on our platform. The new fee plan has a two-year term and supersedes the fee agreements that we entered into with many of our broker-dealer clients during the third quarter of 2003. These agreements had been scheduled to expire during the third quarter of 2005.

     We cannot assure you that the new fee plan will result in an increase in the volume of transactions effected on our platform or that our revenues will increase as a result of the plan’s implementation. Resistance to the new fee plan by our broker-dealer or institutional investor clients could have a material adverse effect on our business, financial condition and results of operations.

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

     Our revenues and operating results may also fluctuate due to other factors, including:

•	our ability to retain existing broker-dealer and institutional investor clients and attract new broker-dealer and institutional investor clients;

•	our ability to drive an increase in use of our electronic trading platform by new and existing broker-dealer and institutional investor clients;

•	changes in our pricing policies, including our introduction during 2003 of a fee arrangement with our broker-dealer clients relating to U.S. high-grade corporate bond trading that includes a cap and our planned introduction during the second quarter of 2005 of a new fee plan primarily for secondary market transactions in U.S. high-grade corporate bonds executed on our trading platform;

•	the introduction of new features on our electronic trading platform;

•	the rate of expansion and effectiveness of our sales force;

•	new product and service introductions by our competitors;

•	fluctuations in overall market trading volume;

•	technical difficulties or interruptions in our service;

•	general economic conditions in our geographic markets;

•	additional investment in our services or operations; and

•	regulatory compliance costs.

     As a result, our operating results may fluctuate significantly on a quarterly basis, which could result in decreases in our stock price.

We may not be able to introduce enhanced versions of our electronic trading platform, new services and/or service enhancements in a timely or acceptable manner, which could harm our competitive position

     Our business environment is characterized by rapid technological change, changing and increasingly sophisticated client demands and evolving industry standards. Our future will depend on our ability to develop and introduce new features to, and new versions of, our electronic trading platform. The success of new features and versions depends on several factors, including the timely completion, introduction and market acceptance of the feature or version. In addition, the market for our electronic trading platform may be limited if prospective clients require customized features or functions that we are unable or unwilling to provide. If we are unable to anticipate and respond to the demand for new services, products and technologies and develop new features and enhanced versions of our electronic trading platform that achieve widespread levels of market acceptance on a timely and cost-effective basis, it could have a material adverse effect on our business, financial condition and results of operations.

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

     Developing our electronic trading platform and other technology entails significant technical and business risks. We may use new technologies ineffectively or we may fail to adapt our electronic trading platform, information databases and network infrastructure to broker-dealer or institutional investor client requirements or emerging industry standards. For example, our electronic trading platform functionality that allows searches and inquiries on bond pricing and availability is a critical part of our service, and it may become out-of-date or insufficient from our broker-dealer or institutional investor clients’ perspective and in relation to the inquiry functionality of our competitors’ systems. If we face material delays in introducing new services, products and enhancements, our broker-dealer and institutional investor clients may forego the use of our products and use those of our competitors.

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

     Our electronic trading platform involves the storage and transmission of our clients’ proprietary information. The secure transmission of confidential information over public networks is a critical element of our operations. Security breaches could expose us to a risk of loss of this information, litigation and possible liability. If our security measures are breached as a result of third-party action, employee error, malfeasance or otherwise, and, as a result, someone obtains unauthorized access to trading or other confidential information, our reputation could be damaged, our business may suffer and we could incur significant liability. Because techniques used to obtain unauthorized access or to sabotage computer systems change frequently and generally are not recognized until launched against a target, we may be unable to anticipate these techniques or to implement adequate preventive measures. If an actual, threatened or perceived breach of our security occurs, the market perception of the effectiveness of our security measures could be harmed and could cause our broker-dealer and institutional investor clients to reduce or stop their use of our electronic trading platform. We may be required to expend significant resources to protect against the threat of security breaches or to alleviate problems, including reputational harm and litigation, caused by any breaches. Although we intend to continue to implement industry-standard security measures, we cannot assure you that those measures will be sufficient.

We may not be able to protect our intellectual property rights or technology effectively, which would allow competitors to duplicate or replicate our electronic trading platform. This could adversely affect our ability to compete.

     Intellectual property is critical to our success and ability to compete, and if we fail to protect our intellectual property rights adequately, our competitors might gain access to our technology. We rely primarily on a combination of patent, copyright, trademark and trade secret laws in the United States and other jurisdictions, as well as license agreements, third-party non-disclosure and other agreements and other contractual provisions and technical measures to protect our intellectual property rights. We attempt to negotiate beneficial intellectual property ownership provisions in our contracts and also require employees, consultants, advisors and collaborators to enter into confidentiality agreements in order to protect the confidentiality of our proprietary information. We have filed five patent applications covering aspects of our technology and/or business but can make no assurances that any such patents will be issued or, if issued, will protect our business and processes from competition. Additionally, laws and our contractual terms may not be sufficient to protect our technology from use or theft by third parties. For instance, a third party might reverse engineer or otherwise obtain and use our technology without our permission and without our knowledge, thereby infringing our rights and allowing competitors to duplicate or replicate our products. Furthermore, we cannot assure you that these protections will be adequate to prevent our competitors from independently developing technologies that are substantially equivalent or superior to our technology.

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

     In the technology industry, there is frequent litigation based on allegations of infringement or other violations of intellectual property rights. As the number of participants in our market and the number of patents and other intellectual property registrations increase, the possibility of an intellectual property claim against us grows. Although we have never been the subject of a material intellectual property dispute, we cannot assure you that a third party will not assert in the future that our technology or the manner in which we operate our business violates its intellectual property rights. From time to time, in the ordinary course of our business, we may become subject to legal proceedings and claims relating to the intellectual property rights of others, and we expect that third parties may assert intellectual property claims against us, particularly as we expand the complexity and scope of our business, the number of electronic trading platforms increases and the functionality of these platforms further overlaps. Any claims, whether with or without merit, could:

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

     During 2003, we entered into a strategic alliance with Charles River Development (“CRD”), an order management system provider to institutional investor firms. Order management systems help institutional investors manage the workflow involved in the trade process. By allowing us to connect our electronic trading platform to our clients’ CRD-supplied order management systems using an interface based on industry-standard messaging protocols, our strategic alliance with CRD is intended, among other things, to reduce the steps involved in trade execution and eliminate redundant manual processes in the trade lifecycle.

     From time to time, we may enter into additional strategic alliances that will enable us to enter new markets, provide products or services that we do not currently offer or otherwise enhance the value of our platform to our clients.

     Entering into ventures and alliances entails risks, including:

•	difficulties in developing and expanding the business of newly formed ventures;

•	exercising influence over the activities of ventures in which we do not have a controlling interest; and

•	potential conflicts with or among our venture or alliance partners.

     We cannot assure you that we will be able to enter into new strategic alliances on terms that are favorable to us, or at all. These arrangements, if entered into, may not generate the expected number of new clients or increased trading volume we are seeking. Unsuccessful ventures or alliances could have a material adverse effect on our business, financial condition and results of operations.

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

     The financial industry is extensively regulated by many governmental agencies and self-regulatory organizations, including the U.S. Securities and Exchange Commission (“SEC”) and the National Association of Securities Dealers, Inc. (“NASD”). As a matter of public policy, these regulatory bodies are responsible for safeguarding the integrity of the securities and other financial markets and protecting the interests of investors in those markets. These regulatory bodies have broad powers to promulgate and interpret, investigate and sanction non-compliance with their laws, rules and regulations.

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

     As an enterprise founded and historically controlled by broker-dealer competitors, we may be subject to ongoing regulatory scrutiny of our business to a degree that is not likely to be experienced by some of our competitors. In November 2000, we received a Civil Investigative Demand from the U.S. Department of Justice in connection with the Antitrust Division’s investigation of electronic bond and other consortia trading systems. After compliance with all information requests, we received notice from the U.S. Department of Justice in December 2004 that the investigation had been officially closed. As the use of our electronic trading platform grows and represents a greater share of the trading volume of fixed-income securities, the risk that other regulatory investigations could commence in the future increases. Additionally, the involvement of individuals affiliated with certain of our broker-dealer clients on our Board of Directors and as stockholders may subject us to increased regulatory scrutiny of our business. At any time, the outcome of investigations and other regulatory scrutiny could lead to compulsory changes to our business model, conduct or practices, or our relationships with our broker-dealer clients, or additional governmental scrutiny or private lawsuits against us, any of which could materially harm our revenues, impair our ability to provide access to the broadest range of fixed-income securities and impact our ability to grow and compete effectively, particularly as we implement new initiatives designed to enhance our competitive position.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     Market risk is the risk of loss resulting from adverse changes in market rates and prices, such as interest rates and foreign currency exchange rates.

   Interest Rate Risk

     Interest rate risk represents our exposure to interest rate changes with respect to the money market instruments and U.S. Treasury obligations in which we invest. We do not maintain an inventory of bonds that are traded on our platform, nor, with limited exceptions, do we act as principal to the bond transactions completed on our platform.

     Our interest income from money market instruments, U.S. Treasury obligations and various securities was $0.9 million for the three months ended March 31, 2005. Fluctuations in interest income are attributable to changes in our cash balances or holdings of U.S. Treasury securities and fluctuations in interest rates received on those balances or securities.

   Derivative Risk

     Our limited derivative risk stems from our activities in the foreign currency forward contract market. We use this market to mitigate our U.S. dollar versus Pound Sterling exposure that arises from the activities of our U.K. subsidiaries. As of March 31, 2005, the notional value of our foreign currency forward contracts was $14.1 million with an unrealized loss of $0.26 million. We do not speculate in any derivative instruments.

Item 4. Controls and Procedures

     (a) Evaluation of Disclosure Controls and Procedures. Our management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our “disclosure controls and procedures,” as defined in Rule 13a-15(e) promulgated under the Exchange Act as of March 31, 2005. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective to ensure that information required to be disclosed by MarketAxess in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and to ensure that information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

     (b) Changes in Internal Controls. There were no changes in our internal controls over financial reporting during the quarter ended March 31, 2005 identified in connection with the evaluation thereof by our management, including the Chief Executive Officer and Chief Financial Officer, that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II – Other Information

Item 1. Legal Proceedings

     We are not currently a party to any material legal proceedings. We may be subject to various claims and legal actions arising in the ordinary course of business.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

     Recent Sales of Unregistered Securities

     Between January 2005 and March 2005, we issued an aggregate of 6,562 shares of common stock to two former employees relating to the exercise of employee stock options. The shares were issued at an average price of approximately $3.16 per share for total proceeds of $3,000 to the Company.

     Securities Authorized For Issuance Under Equity Compensation Plans

     The following table provides certain information regarding common stock authorized for issuance under our equity compensation plans, as of March 31, 2005.

Equity Compensation Plan Information

Number of Securities
Remaining Available for
	Number of Securities		Future Issuance under
	to be Issued upon	Weighted-Average	Equity Compensation
	Exercise of	Exercise Price of	Plans (Excluding
	Outstanding Options,	Outstanding Options,	Securities Reflected
	Warrants and Rights	Warrants and Rights	in Column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by stockholders (1)	1,130,000	$14.54	1,913,059
Equity compensation plans not approved by stockholders	—	—	—

Total	1,130,000	$14.54	1,913,059

(1)	In January 2005, the Company granted 179,000 restricted shares to employees. Of these, 129,500 shares were granted to senior management. These options vest over a period of five years, subject to acceleration upon attainment of specified Company performance goals. The remaining 49,500 restricted shares were granted to employees and vest over a three-year period.

     Issuer Purchases of Equity Securities

     We did not repurchase any of our securities during any month within the quarter ended March 31, 2005.

Item 3. Defaults upon Senior Securities

     None

Item 4. Submission of Matters to a Vote of Security Holders

     None

Item 5. Other Information

     None

Item 6. Exhibits

      Exhibit Listing

Number	Description
31.1	Certification by Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

     Pursuant to the requirements of the Securities Act of 1933, as amended, the registrant has duly caused this Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

MARKETAXESS HOLDINGS INC.
Date: May 13, 2005	By:	/s/ Richard M. McVey
Richard M. McVey
President and Chief Executive Officer (principal executive officer)

Date: May 13, 2005	By:	/s/ James N.B. Rucker
James N. B. Rucker
Chief Financial Officer (principal financial and accounting officer)