Form 10-K/A
period 2004-12-31
MARKETAXESS HOLDINGS INC
filed 2005-08-12
CIK 1278021

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K/A
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
DOCUMENTS INCORPORATED BY REFERENCE
     Portions of the registrant’s definitive proxy statement for the 2005 Annual Meeting of Stockholders, which was filed on April 29, 2005, are incorporated by reference into Items 10, 11, 12, 13 and 14 of Part III of this Form 10-K.

MARKETAXESS HOLDINGS INC.
2004 FORM 10-K/A ANNUAL REPORT

EXPLANATORY NOTE
     The purpose of this amendment on Form 10-K/A to the Annual Report on Form 10-K of MarketAxess Holdings Inc. for the year ended December 31, 2004 is to restate the Consolidated Financial Statements as of and for the year ended December 31, 2004 as described in Note 2 to the Consolidated Financial Statements. The purpose of the restatement is to correct certain misapplications of Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes, that the Company identified relating to the recording of deferred income taxes.
     During 2005, the Company retained new tax advisors who assisted with the preparation of the 2004 tax returns. In reconciling the 2004 tax returns to the Provision (benefit) for income taxes on the 2004 Consolidated Statements of Operations, the Company identified that for the year ended December 31, 2004, the tax benefit of $41.3 million, the net income of $58.6 million and the related Deferred tax asset of $41.4 million had each been overstated by $1.1 million.
     Although the Company does not consider the overstatement of $1.1 million to be material for any quarter in 2004 or for the full year of 2004, the Company has revised its 2004 Consolidated Financial Statements because the impact of these revisions would have been material to the Company’s Consolidated Financial Statements for the second quarter of 2005 if posted as adjustments in that quarter.
     The non-cash adjustments detailed above had no impact on the Company’s cash flows or income before taxes for the year ended December 31, 2004.

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
     Through our electronic platform, our institutional investor clients can determine prices available for a security, a process called price discovery, as well as trade securities directly with our broker-dealer clients. The price discovery process includes the ability to view indicative prices from the broker-dealer clients’ inventory available on our platform, access to real-time pricing information and analytical tools (including spread-to-Treasury data, search capabilities and independent credit research) available on our Corporate BondTicker™ service and the ability to request executable bids and offers simultaneously from up to 18 of our broker-dealer clients during the trade process. On average, institutional investor clients receive several bids or offers from broker-dealer clients in response to trade inquiries. However, some trade inquiries may not receive any bids or offers. Our services relating to trade execution include single- and multiple-dealer inquiries; list trading, which is the ability to request bids and offers on multiple bonds at the same time; and swap trading, which is the ability to request an offer to purchase one bond and a bid to sell another bond, in a manner such that the two trades will be executed simultaneously, with payment based on the price differential of the bonds. Once a trade is completed on our platform, the broker-dealer client and institutional investor client may settle the trade with the assistance of our automated post-trade messaging, which facilitates the communication of trade acknowledgment and allocation information between our institutional investor and broker-dealer clients.
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
     The U.S. corporate bond market consists of three broad categories of securities: investment-grade debt (so-called “high-grade”), which typically refers to debt rated BBB — or better by Standard & Poor’s, or Baa3 or better by Moody’s Investor Service; debt rated below investment-grade (so-called “high-yield”), which typically refers to debt rated lower than BBB— by Standard & Poor’s or Baa3 by Moody’s Investor Service; and debt convertible into equity (so-called “convertible debt”).
     The U.S. high-grade corporate bond market, which represents the largest subset of the U.S. corporate bond market, has seen significant growth in trading volume over the last several years. Several factors continue to drive growth in trading volume in this market, including:
•	Improved price transparency — In 2002, the National Association of Securities Dealers, Inc. (“NASD”) adopted the Trade Reporting and Compliance Engine (“TRACE”), which requires NASD members to report secondary market transactions in certain fixed-income securities to the NASD. The NASD began publicly disseminating real-time price information on approximately 500 large (greater than or equal to $1 billion in original issue amount) corporate bond issues in July 2002. In March 2003, the NASD expanded the list of corporate bonds for which prices are disseminated to include over 4,000 unique securities, representing over two-thirds of the daily trading volume of high-grade corporate bonds. On October 1, 2004, the NASD again expanded the list of corporate bonds for which prices are disseminated to include 17,000 unique securities, representing over 95% of the daily trading volume of high-grade corporate bonds. In February 2005, the NASD further expanded the list of TRACE-eligible bonds to include 23,000 unique securities, representing 99% of the daily trading volume of high-grade corporate bonds.

•	Introduction of electronic trading platforms — Electronic trading platforms, which are in the early stages of adoption, act as central facilities to bring together buyers and sellers. The actions of participants on these platforms are facilitated by an electronic medium that improves some of the manual processes that might otherwise be required, such as searching for securities with specific characteristics, the coordination of multiple bilateral telephone calls or electronic communications, the sorting and analysis of competing offers, and the entry of orders into the trading system after verbal or e-mail trade agreement. As a result, these platforms typically provide a lower-cost and more efficient means of enhanced distribution and trade execution than previously possible.

•	Growth in credit derivatives — Credit derivatives are contracts that transfer an asset’s risk and return from one party to another without transferring ownership of the underlying asset, allowing market participants to obtain credit protection or assume credit exposure associated with a broad range of issuers of fixed- income securities and other debt obligations. They are often designed to reduce the probability or severity of loss and can be tied to particular events, such as a default, bankruptcy or ratings downgrade. Credit derivatives provide increased flexibility and liquidity for investors and lenders to diversify their credit exposures. The

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
     We believe that the average daily trading volume in the European high-grade corporate bond market has grown significantly over the past five years, driven by many of the same factors that have driven growth in the U.S. high-grade corporate bond market. In addition, we believe the following factors unique to the European high-grade corporate bond market are also driving growth in trading volume:
•	Adoption of the Euro — The adoption of the Euro as the common currency in most European Union countries has reduced the importance of currency as an investment selection criterion and elevated the importance of the credit risk of particular issuers. As a result, institutional investors have exhibited a greater interest in investing in a broader range of bonds issued by entities domiciled outside of their home countries.

•	Regulatory environment — Certain European Union countries have eased restrictions that required institutional investors to invest primarily in domestic securities. This has provided European institutional investors with increased flexibility to invest in securities issued by entities domiciled in other countries within the European Union.

•	Common liquidity pool — The larger capital pool created by the common currency and changes in the regulatory environment have enabled European corporations to offer larger issues, which has resulted in increases in the liquidity and trading volumes of these issues. This has attracted even more institutional investors, who prefer to invest in highly-liquid markets.
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
     More Efficient Inventory Management for Broker-Dealers. The posting of inventory to, and the ability to respond to inquiries from, a broad pool of institutional investors, creates an increased opportunity for broker- dealers to identify demand for their inventory, particularly in less liquid securities. As a result, we believe they can achieve enhanced bond inventory turnover, which may limit credit exposure.
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
Corporate BondTicker™
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
     Post-trade processing, which is an important part of the trading cycle, generally entails significant cost and risk of error and consequent failure in trade settlement. Automation by way of straight-through processing improves the efficiency of the trade cycle. We provide broker-dealers and institutional investors with a range of tools that facilitate straight-through processing, including easy-to-use online allocation tools and post-trade messaging features that enable institutional investors to communicate electronically between front- and back-office systems, thereby integrating the order, portfolio management and accounting systems of our broker-dealer and institutional investor clients in real time. Our straight-through processing tools can be customized to meet specific needs of clients. We continue to build industry partnerships to assist our clients in creating connectivity throughout the trade cycle. Through these partnerships, we are increasingly providing solutions that can quickly be deployed within our clients’ trading operations.
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
November 5, 2004
to
December 31, 2004

High $24.41	Low $12.75
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
	(Restated)
	(In thousands, except share and per share data)
Statement of Operations Data:
Revenues
Commissions U.S. high-grade	$45,465	$40,310	$13,390	$3,392	$47
European high-grade	15,142	7,126	975	47	—
Other(1)	7,565	5,364	1,190	833	—

Total commissions	68,172	52,800	15,555	4,273	47
Information and user access fees	2,713	1,144	287	13	—
License fees	3,143	4,145	924	—	—
Interest income	882	371	742	2,132	1,666
Other(2)	887	—	1,193	181	—

Total revenues	75,797	58,460	18,701	6,598	1,713

Expenses
Employee compensation and benefits	33,146	26,860	24,290	24,356	5,862
Depreciation and amortization	3,468	4,688	6,658	5,127	1,446
Technology and communications	6,402	4,755	3,943	5,240	2,304
Professional and consulting fees	4,908	4,180	4,699	12,903	5,005
Warrant-related expense(3)	2,524	5,400	8,624	7,484	15
Marketing and advertising	2,530	2,292	2,588	1,780	235
Moneyline revenue share	1,240	1,806	708	408	—
Restructuring charges	—	—	(674)	8,244	—
General and administrative	4,263	4,077	3,941	6,153	3,681

Total expenses	58,481	54,058	54,777	71,694	18,548

Income (loss) before taxes	17,316	4,402	(36,076)	(65,096)	(16,835)
Provision (benefit) for income taxes(4,7)	(40,271)	190	—	—	—

Net income (loss)(7)	$57,587	$4,212	$(36,076)	$(65,096)	$(16,835)

Net income (loss) per common share(5,7):
Basic	$6.76	$(2.20)	$(14.39)	$(24.08)	$(7.53)
Diluted	$1.88	$(2.20)	$(14.39)	$(24.08)	$(7.53)
Weighted average number of shares of common stock outstanding:
Basic	7,097,682	3,288,464	3,290,326	3,097,994	2,573,979
Diluted	30,638,644	3,288,464	3,290,326	3,097,994	2,573,979

	As of December 31,
	2004	2003	2002	2001	2000
	(Restated)
	(In thousands)
Balance Sheet Data:
Cash, cash equivalents and short-term investments	$103,449	$36,182	$23,806	$37,200	$49,927
Working capital(6)	103,996	31,884	20,140	30,588	43,944
Total assets	175,646	57,183	39,437	56,042	55,532
Total redeemable convertible preferred stock	—	159,664	148,209	128,527	67,555

					April 11, 2000
					(Date of Inception)
	Year Ended December 31,				through
	2004	2003	2002	2001	December 31, 2000
	(In billions)
Trading Volume Data:
U.S. high-grade	$183.5	$140.3	$39.4	$10.0	$0.2
European high-grade	76.5	31.8	4.2	0.2	—
Other(1)	38.1	20.1	4.8	1.5	—

Total	$298.1	$192.2	$48.4	$11.7	$0.2

(1)	Other commissions consist primarily of commissions from the trading of emerging markets and new issues bonds. Other trading volume refers to the volume of bonds traded of the aforementioned types.

(2)	Other revenues consist primarily of telecommunications line charges to broker-dealer clients, other miscellaneous revenues and, in 2002, insurance proceeds.

(3)	Warrant-related expense is the expense associated with the allocation of warrants to purchase shares of our common stock issuable pursuant to a warrant issued to six of our broker-dealer clients at the time they made an equity investment in us. The total number of shares underlying the warrant is 5,000,002. While the warrant was expensed each quarter, this was a non-cash expense that varied with the underlying fair market value of our common stock. The final share allocations under the warrant program occurred on March 1, 2004. Accordingly, we will no longer record any expense related to this warrant.

(4)	During the year ended December 31, 2004, we reduced the valuation allowance relating to our deferred tax assets by $46.1 million from $64.3 million to $18.1 million. Due to the fact that we had achieved multiple quarters of profitability, it became more likely than not that we would be able to utilize our net operating loss carryforwards. We also determined that it was more likely than not that all of the temporary differences relating to the deductibility of certain expenses for book and tax purposes, including the warrant-related expense, would be utilized prior to expiration. We also recognized $2.1 million in tax credits and an additional tax benefit for operating losses of $1.5 million. Without giving effect to the reduction of the valuation allowance, tax credits and an additional tax benefit for operating losses would have been $7.9 million.

(5)	Includes the effect of dividends accrued on our redeemable convertible preferred stock. We have not included dilutive net income (loss) per common share for periods in which we had a net loss, as the effect would have been anti-dilutive. Upon completion of our initial public offering, all outstanding shares of redeemable convertible preferred stock and convertible preferred stock were converted into 14,484,493 shares of common stock and 4,266,310 shares of non-voting common stock.

(6)	Working capital is defined as current assets minus current liabilities. Current assets consist of Cash and cash equivalents, Short-term investments, Securities and cash provided as collateral, Accounts receivable, and Prepaid expenses. Current liabilities consist of Accrued employee compensation, Deferred license revenue, and Accounts payable, accrued expenses and other liabilities.

(7)	The Company has restated its Consolidated Financial Statements as of and for the year ended December 31, 2004. The Company has identified certain misapplications of Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes, relating to the recording of deferred income taxes. During 2005, the Company retained new tax advisors who assisted with the preparation of the 2004 tax returns. In reconciling the 2004 tax returns to the Provision (benefit) for income taxes on the 2004 Consolidated Statements of Operations, the Company identified that for the year ended December 31, 2004, the tax benefit of $41.3 million and related Deferred tax assets of $41.4 million had been overstated by $1.1 million. Although the Company does not consider the overstatement of $1.1 million to be material for any quarter in 2004 or for the full year of 2004, the Company has revised its 2004 Consolidated Financial Statements because the impact of these revisions would have been material to the Company’s Consolidated Financial Statements for the second quarter of 2005 if posted as adjustments in that quarter. The $1.1 million overstatement primarily resulted from the incorrect recording of deferred tax assets in respect of compensation expense for incentive stock options, alternative minimum tax credits and other items identified in the preparation of the 2004 tax return.

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
     We launched our information service, Corporate BondTicker™, in July 2002. Corporate BondTicker combines NASD TRACE data with MarketAxess data and analytical tools to provide trading professionals, research firms, rating and news agencies, and other market participants with a comprehensive set of corporate bond information.
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
Recent Developments
     The Company has restated its Consolidated Financial Statements as of and for the year ended December 31, 2004. The Company has identified certain misapplications of Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes, relating to the recording of deferred income taxes.
     During 2005, the Company retained new tax advisors who assisted with the preparation of the 2004 tax returns. In reconciling the 2004 tax returns to the Provision (benefit) for income taxes on the 2004 Consolidated Statements of Operations, the Company identified that for the year ended December 31, 2004, the tax benefit of $41.3 million, the net income of $58.6 million and the related Deferred tax asset of $41.4 million had each been overstated by $1.1 million.
     Although the Company does not consider the overstatement of $1.1 million to be material for any quarter in 2004 or for the full year of 2004, the Company has revised its 2004 Consolidated Financial Statements because the impact of these revisions would have been material to the Company’s Consolidated Financial Statements for the second quarter of 2005 if posted as adjustments in that quarter.
     The $1.1 million overstatement primarily resulted from the incorrect recording of deferred tax assets in respect of compensation expense for incentive stock options, alternative minimum tax credits and other items identified in the preparation of the tax return.

     The non-cash adjustments detailed above had no impact on the Company’s cash flows or income before taxes for the year ended December 31, 2004 of $17.3 million.
     The effect of the restatement resulted in the following changes:

	Year Ended and As
	of December 31, 2004
	As previously
	Reported	Restated
	(In thousands, except per share amounts)
Statement of Operations:
Benefit for income taxes	$(41,330)	$(40,271)
Net income	58,646	57,587

Net income per common share
Basic	$6.90	$6.76
Diluted	$1.91	$1.88

Consolidated Statements of Financial Condition
Deferred income taxes	$41,410	$40,351
Accumulated Deficit	(99,578)	(100,637)
Trends in Our Business
     The following table identifies changes in key financial measures of our business for the years ended December 31, 2004, 2003 and 2002.

	Year Ended December 31,
	2004	2003	2002
	(Restated)
		(In thousands)
Revenues	$75,797	$58,460	$18,701
% change	29.7%	212.6%	N/A
Income (loss) before taxes	17,316	4,402	(36,076)
Net income (loss)(1)	57,587	4,212	(36,076)
Net increase (decrease) in cash, cash equivalents and short-term investments	67,267	12,376	(13,394)

(1)	During the year ended December 31, 2004, we reduced the valuation allowance relating to our deferred tax assets by $46.1 million from $64.3 million to $18.1 million. Due to the fact that we had achieved multiple quarters of profitability, it became more likely than not that we would be able to utilize our net operating loss carryforwards. We also determined that it was more likely than not that all of the temporary differences relating to the deductibility of certain expenses for book and tax purposes, including the warrant-related expense, would be utilized prior to expiration. We also recognized $2.1 million in tax credits and an additional tax benefit for operating losses of $1.5 million. Without giving effect to the reduction of the valuation allowance, tax credits and reversal, our net income for the year ended December 31, 2004 would have been $7.9 million.

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
     As a public company, we are subject to the requirements of the Sarbanes-Oxley Act of 2002, which will require us to incur significant expenditures in the near term to establish systems and hire and train personnel to comply with these requirements. In addition, as a public company, we are required, pursuant to SFAS No. 123(R) “Share-Based Payment” (“SFAS No. 123(R)”), which will be effective on July 1, 2005, to record compensation expense based on the fair value of options issued to employees. Currently, we are only required to record compensation expense to the extent that the fair value of our common stock exceeds the exercise price of the options on the measurement date.

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
     As of December 31, 2004, we had net operating loss carryforwards for income tax purposes of $102.9 million. The U.S. net operating loss carryforwards as of December 31, 2004 totaling $90.2 million will begin to expire in 2018 and the U.K. net operating loss carryforwards as of December 31, 2004 totaling $12.7 million do not expire. In 2000 and in 2001, MarketAxess Holdings Inc. and MarketAxess Corporation, respectively, had an ownership change within the meaning of Section 382. As a result of Section 382 and pertinent tax provisions, the utilization of $32.9 million and $39.2 million on a tax basis and book basis, respectively, of our net operating loss carryforwards existing at the date of the ownership change is subject to significant limitations. In addition, our net operating loss carryforwards may be subject to additional annual limitations if there is a 50% or greater change in our ownership, as determined over a rolling three-year period.
     During the year ended December 31, 2004, we reduced the valuation allowance by $46.1 million to $18.1 million based on management’s reassessment of the factors impacting the valuation allowance previously recorded. Such factors include seven consecutive quarters of profitable operations in the U.S. and six consecutive quarters of profitable operations in the U.K., management’s expectation of our continuing profitable future operations, management’s anticipation that we would be able to utilize certain net operating loss carryforwards in 2004 and our ability to utilize certain of the net operating loss carryforwards in future years prior to expiration. We believe it is likely, but subject to some uncertainty, that approximately 82% of the net operating losses will be utilized prior to their expiration in 2018. In addition, we have temporary differences (defined as the tax effect of the difference between the financial reporting basis and the tax reporting basis of certain balance sheet items) of $11.7 million available as of December 31, 2004.
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
Stock-Based Employee Compensation
     During the years ended December 31, 2002, 2003 and 2004, we have accounted for stock-based employee compensation plans in accordance with Accounting Principles Board Opinion (APB) No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”), as permitted by SFAS No. 123(R). In accordance with APB No. 25, compensation expense is recognized for stock awards that have intrinsic value on the date of grant. Unearned compensation is amortized and charged to income over the vesting schedule. Our employee option grants usually vest over a three-year period from the date of issuance.
     Had we adopted SFAS No. 148, “Accounting for Stock-Based Compensation Transactions and Disclosure,” to expense the fair value of an employee grant over the appropriate vesting period, we would have incurred stock-based employee compensation expense of $0.2 million for the year ended December 31, 2003 and $0.3 million for the year ended December 31, 2002.
     The Company will adopt SFAS No. 123(R), “Share Based Payments,” for its first annual period after June 15, 2005, the effective date of this pronouncement, which requires previously granted but unvested awards to be recorded as an expense on a prorated basis over the remaining vesting period. Had we adopted SFAS No. 123(R), we would have incurred additional stock-based employee compensation expense of $2.0 million for the year ended December 31, 2004. We expect the adoption of SFAS No. 123(R) will have a material impact on our Consolidated Statements of Operations.
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
     As of December 31, 2004, we had net operating loss carryforwards for income tax purposes of $102.9 million. The U.S. net operating loss carryforwards as of December 31, 2004 totaling $90.2 million will begin to expire in 2018 and the U.K. net operating loss carryforwards as of December 31, 2004 totaling $12.7 million do not expire. In 2000 and in 2001, MarketAxess Holdings Inc. and MarketAxess Corporation, respectively, had an ownership change within the meaning of Section 382. As a result of Section 382 and pertinent tax provisions, the utilization of $32.9 million and $39.2 million on a tax basis and a book basis, respectively, of our net operating loss carryforwards existing at the date of the ownership change is subject to significant limitations. In addition, our net operating loss carryforwards may be subject to additional annual limitations if there is a 50% or greater change in our ownership, as determined over a rolling three-year period.
     During the year ended December 31, 2004, we reduced the valuation allowance by $46.1 million to $18.1 million based on management’s reassessment of the factors impacting the valuation allowance previously recorded. Such factors include seven consecutive quarters of profitable operations in the U.S. and six consecutive quarters of profitable operations in the U.K., management’s expectation of our continuing profitable future operations, management’s anticipation that we would be able to utilize certain net operating loss carryforwards in 2004 and our ability to utilize certain of the net operating loss carryforwards in future years prior to expiration. We believe it is likely, but subject to some uncertainty, that approximately 82% of the net operating losses will be utilized prior to their expiration in 2018. In addition, we have temporary differences (defined as the tax effect of the difference between the financial reporting basis and the tax reporting basis of certain balance sheet items) of $11.7 million available as of December 31, 2004.
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
	(Restated)
		(In thousands)
Revenues
Commissions
U.S. high-grade	$45,465	$40,310	$13,390
European high-grade	15,142	7,126	975
Other	7,565	5,364	1,190

Total commissions	68,172	52,800	15,555
Information and user access fees	2,713	1,144	287
License fees	3,143	4,145	924
Interest income	882	371	742
Other	887	—	1,193

Total revenues	75,797	58,460	18,701

Expenses
Employee compensation and benefits	33,146	26,860	24,290
Depreciation and amortization	3,468	4,688	6,658
Technology and communications	6,402	4,755	3,943
Professional and consulting fees	4,908	4,180	4,699
Warrant-related expense(1)	2,524	5,400	8,624
Marketing and advertising	2,530	2,292	2,588
Moneyline revenue share	1,240	1,806	708
Restructuring charges	—	—	(674)
General and administrative	4,263	4,077	3,941

Total expenses	58,481	54,058	54,777

Income (loss) before taxes	17,316	4,402	(36,076)
Provision (benefit) for income tax(2,3)	(40,271)	190	—

Net income (loss)(3)	$57,587	$4,212	$(36,076)

(1)	Warrant-related expense is the expense associated with the allocation of rights to purchase shares of our common stock issuable pursuant to a warrant issued to six of our broker-dealer clients at the time they made an equity investment in us. The total number of shares underlying the warrant is 5,000,002. While the warrant is expensed each quarter at fair market value, this is a non-cash expense that fluctuates with the underlying price of our common stock. The final share allocations under the warrant program occurred on March 1, 2004. Accordingly, we will no longer record any expense related to this warrant.

(2)	During the year ended December 31, 2004, we reduced the valuation allowance relating to our deferred tax assets by $46.1 million from $64.3 million to $18.1 million. Due to the fact that we had achieved multiple quarters of profitability, it became more likely than not that we would be able to utilize our net operating loss carryforwards. We also determined that it was more likely than not that all of the temporary differences relating to the deductibility of certain expenses for book and tax purposes, including the warrant-related expense, would be utilized prior to expiration. We also recognized $2.1 million in tax credits and an additional tax benefit for operating losses of $1.5 million. Without giving effect to the reduction of the valuation allowance, tax credits and reversal, our net income for the year ended December 31, 2004 would have been $7.9 million.

(3)	The Company has restated its Consolidated Financial Statements as of and for the year ended December 31, 2004. The Company has identified certain misapplications of Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes, relating to the recording of deferred income taxes. During 2005, the Company retained new tax advisors who assisted with the preparation of the 2004 tax returns. In reconciling the 2004 tax returns to the Provision (benefit) for income taxes on the 2004 Consolidated Statements of Operations, the Company identified that for the year ended December 31, 2004, the tax benefit of $41.3 million and related Deferred tax assets of $41.4 million had been overstated by $1.1 million. Although the Company does not consider the overstatement of $1.1 million to be material for any quarter in 2004 or for the full year of 2004, the Company has revised its 2004 Consolidated Financial Statements because the impact of these revisions would have been material to the Company’s Consolidated Financial Statements for the second quarter of 2005 if posted as adjustments in that quarter. The $1.1 million overstatement primarily resulted from the incorrect recording of deferred tax assets in respect of compensation expense for incentive stock options, alternative minimum tax credits and other items identified in the preparation of the tax return.

	Year Ended
	December 31,
	2004	2003	2002
	(Restated)
Revenues
Commissions
U.S. high-grade	60%	69%	72%
European high-grade	20	12	5
Other	10	9	6

Total commissions	90	90	83
Information and user access fees	4	2	2
License fees	4	7	5
Interest income	1	1	4
Other	1	0	6

Total revenues	100	100	100

Expenses
Employee compensation and benefits	44	46	130
Depreciation and amortization	5	8	36
Technology and communications	8	8	21
Professional and consulting fees	7	7	25
Warrant-related expense	3	9	46
Marketing and advertising	3	4	14
Moneyline revenue share	2	3	4
Restructuring charges	0	0	(4)
General and administrative	6	7	21

Total expenses	78	92	293

Income (loss) before taxes	22	8	(193)
Provision (benefit) for income tax(3)	(53)	0	0

Net income (loss)(3)	75%	8%	(193)%

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
Year Ended December 31, 2004 Compared to Year Ended December 31, 2003
Overview
     For the year ended December 31, 2004, Income before taxes increased by $12.9 million to $17.3 million compared to Income before taxes of $4.4 million for the year ended December 31, 2003. Net income increased by $53.4 million to $57.6 million compared to Net income of $4.2 million for the year ended December 31, 2003. This increase was primarily due to a net income tax benefit of $40.3 million that was recorded for the year ended December 31, 2004 primarily due to the reduction of the valuation allowance against our deferred tax asset, which is more fully described below. Without giving effect to the reduction of the valuation allowance, our Net income for the year ended December 31, 2004 would have been $7.9 million.
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
     During the year ended December 31, 2004, we reduced the valuation allowance relating to our deferred tax assets by $46.1 million from $64.3 million to $18.1 million. Due to the fact that we had achieved multiple quarters of profitability, it became more likely than not that we would be able to utilize our net operating loss carryforwards. We also determined that it was more likely than not that all of the temporary differences relating to the deductibility of certain expenses for book and tax purposes, including the warrant-related expense, would be utilized prior to expiration. We also recognized $2.1 million in tax credits and an additional tax benefit for operating losses of $1.5 million. Without giving effect to the reduction of the valuation allowance, tax credits and reversal, our net income for the year ended December 31, 2004 would have been $7.9 million.

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
     Other. Other revenues increased to $0.9 million for the year ended December 31, 2004 from $0.0 million for the comparable period in 2003. This increase was primarily due to the effects of a change in accounting policy with respect to recognizing as revenue gross telecommunication line fees paid by broker-dealer clients. These line fees were immaterial and were offset against the related technology and communications cost in prior years.

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
Provision for Income Tax
     For the year ended December 31, 2004, we recorded a net income tax benefit of $40.3 million. The benefit consists of a reduction in the valuation allowance relating to our deferred tax asset of $46.1 million, the recognition of $2.1 million in tax credits and an additional tax benefit for operating losses of $1.5 million. This was offset with a charge of $9.4 million, which includes federal, state and local and foreign taxes. We have recorded a valuation allowance of $18.1 million against the gross deferred tax assets of $58.5 million arising from net operating loss carryforwards and temporary differences relating to deductibility of certain expenses for book and tax purposes. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which the temporary differences become deductible. The valuation allowance was reduced to $18.1 million during the year ended December 31, 2004 based on our reassessment of the factors impacting the valuation allowance previously recorded. Such factors include seven consecutive quarters of profitable operations in the U.S. and six consecutive quarters of profitable operations in the U.K., our expectation of continuing future profitable operations, our anticipation that we would be able to utilize certain net operating loss carryforwards during 2004 and our ability to utilize certain of the net operating loss carryforwards in future periods prior to their expiration. We believe it is likely, but subject to some uncertainty, that approximately 82% of the net operating losses will be utilized prior to their expiration in 2018. These net operating loss carryforwards are limited pursuant to Section 382 due to the acquisition by us of 100% of the outstanding equity of Trading Edge. This estimate assumes that all temporary differences will be utilized during this period, and that a majority of the net operating loss carryforwards subject to Section 382 limitations may expire prior to their ability to be utilized. This valuation allowance was deemed appropriate due to available evidence indicating that some of the deferred tax assets might not be realized in future years due to annual utilization restrictions. The net operating losses will be carried forward to future years.
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

	Three Months Ended
	March 31,	June 30,	Sept 30,	Dec 31,	March 31,	June 30,	Sept 30,	Dec 31,
	2003	2003	2003	2003	2004	2004	2004	2004
						(Restated)	(Restated)	(Restated)
	(In thousands)
	(Unaudited)
Revenues
Commissions
U.S. high-grade(1)	$6,958	$9,803	$12,157	$11,392	$11,424	$11,492	$11,108	$11,441
European high-grade(2)	1,009	1,465	2,114	2,538	4,521	3,622	3,652	3,347
Other(3)	888	1,277	1,439	1,761	1,804	1,678	2,073	2,010

Total commissions	8,855	12,544	15,710	15,690	17,749	16,792	16,833	16,798
Information and user access fees(4)	122	268	391	362	489	532	731	961
License fees	1,679	838	533	1,095	582	566	744	1,251
Interest income(5)	86	91	90	105	154	116	171	441
Other(6)	—	—	—	—	198	228	239	222

Total revenues	10,743	13,741	16,724	17,252	19,172	18,234	18,718	19,673

Expenses
Employee compensation and benefits	6,385	6,639	6,692	7,145	8,165	8,445	8,259	8,277
Depreciation and amortization	1,464	1,127	1,046	1,050	746	1,081	644	997
Technology and communications	1,099	1,204	1,152	1,300	1,592	1,547	1,496	1,767
Professional and consulting fees(7)	1,249	1,033	765	1,134	946	790	1,041	2,131
Warrant-related expense	1,439	913	913	2,133	2,524	—	—	—
Marketing and advertising	558	557	551	626	625	518	750	637
Moneyline revenue share	371	448	478	508	464	356	219	201
Restructuring charges	—	—	—	—	—	—	—	—
General and administrative	750	890	953	1,485	1,102	1,239	1,388	534

Total expenses	13,315	12,812	12,550	15,382	16,164	13,976	13,797	14,544

Income (loss) before taxes(9)	(2,572)	930	4,174	1,871	3,008	4,258	4,921	5,129
Provision (benefit) for income tax(8)(9)	—	—	—	190	92	(38,794)	(4,163)	2,594

Net income (loss)(9)	$(2,572)	$930	$4,174	$1,681	$2,916	$43,052	$9,084	$2,535

(1)	Of these amounts, $4,816, $5,814, $7,052, $6,506, $6,506, $6,265, $6,100 and $6,442, respectively, were from related parties.

(2)	Of these amounts, $729, $984, $1,087, $1,605, $2,611, $1,971, $1,990 and $1,778, respectively, were from related parties.

(3)	Of these amounts, $835, $998, $1,135, $1,461, $1,434, $1,139, $1,592 and $1,479, respectively, were from related parties.

(4)	Of these amounts, $41, $43, $53, $52, $60, $76, $118 and $207, respectively, were from related parties.

(5)	Of these amounts, $17, $15, $13, $20, $90, $31, $41 and $218, respectively, were from related parties.

(6)	Of these amounts, $0, $0, $0, $0, $124, $122, $136 and $133, respectively, were from related parties.

(7)	Of these amounts, $286, $92, $0, $0, $0, $0, $0 and $0, respectively, were from a related party, Moneyline. Moneyline provided certain software development services to the Company.

(8)	During the three months ended June 30, 2004, we reduced the valuation allowance relating to our deferred tax assets by $31.0 million from $60.2 million to $29.2 million. During the three months ended September 30, 2004, we reduced the valuation allowance relating to our deferred tax assets by $11.0 million from $29.2 million to

$18.2 million. Due to the fact that we had achieved multiple quarters of profitability, it became more likely than not that we would be able to utilize our net operating loss carryforwards. We also determined that it was more likely than not that all of the temporary differences relating to the deductibility of certain expenses for book and tax purposes, including the warrant-related expense, would be utilized prior to expiration. During the three months ended December 31, 2004, we further reduced the valuation allowance relating to our deferred tax assets by $0.1 million from $18.2 million to $18.1 million. We also recognized $1.6 million in tax credits and related items. Without giving effect to the reduction of the valuation allowance, tax credits and reversal, our net income for the three months ended June 30, 2004 would have been $0.5 million and our net income for the three months ended September 30, 2004 would have been $5.7 million.

(9)	The Company has restated its Consolidated Financial Statements as of and for the year ended December 31, 2004. The Company has identified certain misapplications of Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes, relating to the recording of deferred income taxes. During 2005, the Company retained new tax advisors who assisted with the preparation of the 2004 tax returns. In reconciling the 2004 tax returns to the Provision (benefit) for income taxes on the 2004 Consolidated Statements of Operations, the Company identified that for the year ended December 31, 2004, the tax benefit of $41,330 and related Deferred tax assets of $41,410 had been overstated by $1,059. Although the Company does not consider the overstatement of $1,059 to be material for any quarter in 2004 or for the full year of 2004, the Company has revised its 2004 Consolidated Financial Statements because the impact of these revisions would have been material to the Company’s Consolidated Financial Statements for the second quarter of 2005 if posted as adjustments in that quarter. The $1,059 overstatement primarily resulted from the incorrect recording of deferred tax assets in respect of compensation expense for incentive stock options, alternative minimum tax credits and other items identified in the preparation of the 2004 tax return.
The following tables set forth trading volume and average fee per million traded for the eight quarters ended December 31, 2004.

	Three Months Ended
	March 31,	June 30,	Sept 30,	Dec 31,	March 31,	June 30,	Sept 30,	Dec 31,
	2003	2003	2003	2003	2004	2004	2004	2004
	(In billions, except number of trading days)
Trading Volume:
U.S. high-grade	$21.0	$31.4	$43.9	$44.0	$45.0	$44.2	$44.9	$49.4
European high-grade	4.3	6.1	9.1	12.3	23.6	17.6	18.4	16.9
Other	3.6	4.5	5.3	6.8	6.4	7.4	11.4	12.9

Total	$28.9	$41.9	$58.2	$63.2	$75.0	$69.1	$74.7	$79.2

Number of U.S. trading days	61	63	64	62	63	62	63	62
Number of U.K. trading days	63	61	65	64	63	63	62	62

	Three Months Ended
	March 31,	June 30,	Sept 30,	Dec 31,	March 31,	June 30,	Sept 30,	Dec 31,
	2003	2003	2003	2003	2004	2004	2004	2004
Average Fee Per Million Traded:
U.S. high-grade	$331	$312	$277	$259	$254	$260	$248	$231
European high-grade	$234	$239	$232	$206	$191	$206	$198	$198
Other	$251	$283	$273	$258	$284	$228	$182	$155
Average Fee Per Million Traded For All Products	$307	$298	$270	$248	$237	$243	$225	$212
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
     We have no long-term or short-term debt and do not maintain bank lines of credit. Our contingent liabilities and commitments consist of our non-cancelable leases for office space. As of December 31, 2004, the minimum rentals under our leases, net of sublease income, were as follows:

Year Ended December 31,	Minimum Rentals
2005	$ 2.1 million
2006	2.3 million
2007	2.2 million
2008	2.2 million
2009	2.2 million
Thereafter through 2011	5.8 million
Total	$ 16.8 million

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
     Cash provided by operating activities of $20.4 million for the year ended December 31, 2004 consisted of net income of $57.6 million, adjusted for non-cash charges, primarily consisting of $40.4 million recognition of deferred taxes, charges of $3.5 million for depreciation and amortization and $2.5 million for warrant-related expense. These non-cash charges were offset by a decrease in cash used for working capital of $2.8 million.
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
     As of December 31, 2004, nine of our broker-dealer clients or their affiliates owned, in the aggregate, approximately 45.0% of our outstanding common stock and on a beneficial ownership basis owned, in the aggregate, a majority of our common stock. These broker-dealer clients have strategic interests that are different from ours and those of our other stockholders. For example, in their capacity as broker-dealer clients, they would presumably favor lower commissions and/or commission caps. Furthermore, as stockholders in other consortia that have developed competitive electronic trading networks or have announced their intention to explore the development of competitive electronic trading networks, they may decide to direct some or all of their electronic trading business to one or more of our competitors. While these actions, if taken, would presumably reduce our revenues and our market capitalization and, therefore, the value of their ownership position in us, there can be no assurance that they will not decide to take such actions for their own strategic reasons.
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
     Our losses were $16.8 million from the period of inception through December 31, 2000, $65.1 million for the year ended December 31, 2001 and $36.1 million for the year ended December 31, 2002. For the year ended December 31, 2003, we reported net income of $4.2 million and for the year ended December 31, 2004, we reported net income of $57.6 million, which included $46.1 million in income which was recognized upon our reassessment of the likelihood of realization of a portion of our deferred tax assets. We expect that our expenses will increase in the near term as we continue to expand our business and in order to meet the requirements related to being a public company. We cannot predict whether we will be able to sustain profitability and we may incur losses in future periods. If we are not able to sustain profitability, our stock price may decline.
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

Item 8. Financial Statements and Supplementary Data
INDEX TO MARKETAXESS HOLDINGS INC.
CONSOLIDATED FINANCIAL STATEMENTS

Audited Consolidated Financial Statements:
Report of Independent Registered Public Accounting Firm	76
Consolidated Statements of Financial Condition — as of December 31, 2004 and 2003	77
Consolidated Statements of Operations — for the years ended December 31, 2004, 2003 and 2002	78
Consolidated Statements of Changes in Convertible Preferred Stock, Stockholders’ Equity (Deficit) and Accumulated Other Comprehensive Income (Loss) — for the years ended December 31, 2004, 2003 and 2002	79
Consolidated Statements of Cash Flows — for the years ended December 31, 2004, 2003 and 2002	80
Notes to Consolidated Financial Statements — as of December 31, 2004 and 2003 and for the years ended December 31, 2004, 2003 and 2002	81

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
     As described in Note 2, the Company has restated its Consolidated Financial Statements as of and for the year ended December 31, 2004.

/s/ Pricewaterhousecoopers LLP

Pricewaterhousecoopers LLP

New York, New York
March 4, 2005, except for the restatement described in Note 2 and Note 6, as to which the date is August 11, 2005

MARKETAXESS HOLDINGS INC.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	As of December 31,
	2004	2003
	(Restated)
	(In thousands, except
	share and per share
	amounts)
ASSETS
Cash and cash equivalents	$97,652	$20,591
Short-term investments, at market value	5,797	15,591
Securities and cash provided as collateral	3,799	3,507
Accounts receivable, net of allowance of $270 and $0 as of December 31, 2004 and 2003 including receivables from related parties of $7,225 and $5,204 respectively	14,375	9,063
Furniture, equipment and leasehold improvements, net of accumulated depreciation and amortization	5,079	3,038
Software development costs, net	5,587	4,113
Prepaid expenses	2,801	920
Deferred tax assets, net	40,351	—
Other assets	205	360

Total assets	$175,646	$57,183

LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK, AND STOCKHOLDERS’ EQUITY (DEFICIT)
Liabilities
Accrued employee compensation	$11,803	$9,346
Deferred license revenue	2,804	3,671
Accounts payable, accrued expenses, and other liabilities, including payables to a related party of $530 and $389 as of December 31, 2004 and 2003, respectively	5,821	4,771

Total liabilities	20,428	17,788

Redeemable convertible preferred stock — 0 and 5,436,789 shares authorized, issued and outstanding in 2004 and 2003
Redeemable convertible preferred stock — Series A, $0.01 par value, 8%, 0 and 1,822,785 shares authorized, issued and outstanding in 2004 and 2003	—	24,000
Redeemable convertible preferred stock — Series C, $0.01 par value, 8%, 0 and 607,595 shares authorized, issued and outstanding in 2004 and 2003	—	10,500
Redeemable convertible preferred stock — Series D, $0.01 par value, 8%, 0 and 200,000 shares authorized, issued and outstanding in 2004 and 2003	—	5,000
Redeemable convertible preferred stock — Series E, $0.01 par value, 8%, 0 and 1,215,190 shares authorized, issued and outstanding in 2004 and 2003	—	25,500
Redeemable convertible preferred stock — Series F, $0.01 par value, 8%, 0 and 1,126,219 shares authorized, issued and outstanding in 2004 and 2003	—	45,049
Redeemable convertible preferred stock — Series G, $0.01 par value, 8%, 0 and 100,000 shares authorized, issued and outstanding in 2004 and 2003	—	3,500
Redeemable convertible preferred stock — Series H, $0.01 par value, 8%, 0 and 65,000 shares authorized, issued and outstanding in 2004 and 2003	—	2,925
Redeemable convertible preferred stock — Series I, $0.01 par value, 8%, 0 and 300,000 shares authorized, issued and outstanding in 2004 and 2003	—	8,400
Accrued dividends on redeemable convertible preferred stock	—	34,790

Total redeemable convertible preferred stock	—	159,664

Stockholders’ equity (deficit)
Preferred stock, $0.001 par value, 5,000,000 shares authorized in 2004 and 2003, 0 outstanding in 2004 and 2003.	—	—
Convertible preferred stock — Series B, $0.01 par value, 8%, 0 and 175,443 shares authorized, issued and outstanding in 2004 and 2003	—	2
Common stock voting, $0.003 par value, 110,000,000 shares authorized in 2004 and 120,000,000 in 2003, 22,846,579 shares issued and outstanding in 2004 and 2,532,260 shares issued and outstanding in 2003	69	8
Common stock non voting, $0.003 par value, 10,000,000 authorized in 2004 and 405,060 in 2003, 4,401,330 issued and outstanding in 2004 and 135,020 shares authorized, issued and outstanding in 2003	13	—
Warrants, 5,007,969 authorized, issued and outstanding in 2004 and 4,778,800 authorized, issued and outstanding in 2003	24,047	21,523
Additional paid-in capital	233,110	7,819
Unearned compensation	—	(13)
Receivable for common stock subscribed	(1,042)	(1,042)
Accumulated deficit	(100,637)	(148,585)
Accumulated other comprehensive (loss) income	(342)	19

Total stockholders’ equity (deficit)	155,218	(120,269)

Total liabilities, redeemable convertible preferred stock and stockholders’ equity (deficit)	$175,646	$57,183

The accompanying notes are an integral part of these consolidated financial statements.

MARKETAXESS HOLDINGS INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2004	2003	2002
	(Restated)
	(In thousands, except share and per share
	amounts)
Revenues
Commissions
U.S. high-grade, including $25,313, $24,188 and $10,344 from related parties for the years ended December 31, 2004, 2003 and 2002, respectively	$45,465	$40,310	$13,390
European high-grade, including $8,350, $4,406 and $818 from related parties for the years ended December 31, 2004, 2003 and 2002, respectively	15,142	7,126	975
Other, including $5,644, $4,429 and $1,129 from related parties for the years ended December 31, 2004, 2003 and 2002, respectively	7,565	5,364	1,190

Total commissions	68,172	52,800	15,555
Information and user access fees, including $461, $203, and $0 from related parties for the years ended December 31, 2004, 2003 and 2002, respectively	2,713	1,144	287
License fees	3,143	4,145	924
Interest income, including $380, $65 and $118 from related parties for the years ended December 31, 2004, 2003 and 2002, respectively	882	371	742
Other, including $515, $0 and $0 from related parties for the years ended December 31, 2004, 2003 and 2002, respectively	887	—	1,193

Total revenues	75,797	58,460	18,701

Expenses
Employee compensation and benefits	33,146	26,860	24,290
Depreciation and amortization	3,468	4,688	6,658
Technology and communications	6,402	4,755	3,943
Professional and consulting fees, including $0, $378 and $1,450 to related parties for the years ended December 31, 2004, 2003 and 2002, respectively	4,908	4,180	4,699
Warrant-related expense	2,524	5,400	8,624
Marketing and advertising	2,530	2,292	2,588
Moneyline revenue share to related party	1,240	1,806	708
Restructuring charges	—	—	(674)
General and administrative	4,263	4,077	3,941

Total expenses	58,481	54,058	54,777

Income (loss) before income taxes	17,316	4,402	(36,076)

Provision (benefit) for income taxes	(40,271)	190	—

Net income (loss)	$57,587	$4,212	$(36,076)

Net income (loss) per common share
Basic	$6.76	$(2.20)	$(14.39)
Diluted	$1.88	$(2.20)	$(14.39)
Weighted average shares used to compute net income per common share
Basic	7,097,682	3,288,464	3,290,326
Diluted	30,638,644	3,288,464	3,290,326
The accompanying notes are an integral part of these consolidated financial statements.

MARKETAXESS HOLDINGS INC.
CONSOLIDATED STATEMENTS OF CHANGES IN CONVERTIBLE PREFERRED STOCK, STOCKHOLDERS’
EQUITY (DEFICIT) AND ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

			Total
	Redeemable		Redeemable			Common				Receivable		Accumulated	Total
	Convertible	Accrued Dividends	Convertible	Convertible	Common	Stock		Additional		for Common		Other	Stockholders’
	Preferred	on Redeemable	Preferred	Preferred	Stock	Non		Paid-In	Unearned	Stock	Accumulated	Comprehensive	Equity
	Stock	Convertible Stock	Stock	Stock	Voting	Voting	Warrants	Capital	Compensation	Subscribed	Deficit	(Loss) Income	(Deficit)
	(In thousands)
Balance at December 31, 2001	$116,474	$12,054	$128,528	$2	$8	$—	$7,499	$4,968	$(245)	$(1,042)	$(93,985)	$54	$(82,741)
Issuance of Series I redeemable convertible preferred stock	8,400	—	8,400	—	—	—	—	—	—	—	—	—	—
Redemption of employee stock	—	—	—	—	—	—	—	—	—	—	—	—	—
Accrued dividends on redeemable convertible preferred stock	—	11,281	11,281	—	—	—	—	—	—	—	(11,281)	—	(11,281)
Additional paid-in capital, warrants	—	—	—	—	—	—	8,624	—	—	—	—	—	8,624
Additional paid-in capital, stock options	—	—	—	—	—	—	—	1,193	—	—	—	—	1,193
Earned compensation	—	—	—	—	—	—	—	—	171	—	—	—	171
Other comprehensive income	—	—	—	—	—	—	—	—	—	—	—	73	73
Net loss	—	—	—	—	—	—	—	—	—	—	(36,076)	—	(36,076)

Balance at December 31, 2002	$124,874	$23,335	$148,209	$2	$8	$—	$16,123	$6,161	$(74)	$(1,042)	$(141,342)	$127	$(120,037)
Issuance of common stock voting	—	—	—	—	—	—	—	80	—	—	—	—	80
Redemption of employee stock	—	—	—	—	—	—	—	—	—	—	—	—	—
Accrued dividends on redeemable convertible preferred stock	—	11,455	11,455	—	—	—	—	—	—	—	(11,455)	—	(11,455)
Additional paid-in capital, warrants	—	—	—	—	—	—	5,400	—	—	—	—	—	5,400
Additional paid-in capital, stock options	—	—	—	—	—	—	—	1,543	—	—	—	—	1,543
Issuance of stock options to directors	—	—						35	—	—	—	—	35
Earned compensation	—	—	—	—	—	—	—	—	61	—	—	—	61
Other comprehensive loss	—	—	—	—	—	—	—	—	—	—	—	(108)	(108)
Net income	—	—	—	—	—	—	—	—	—	—	4,212	—	4,212

Balance at December 31, 2003	$124,874	$34,790	$159,664	$2	$8	$—	$21,523	$7,819	$(13)	$(1,042)	$(148,585)	$19	$(120,269)
Issuance of common stock voting	—	—	—	—	—	—	—	230	—	—	—	—	230
Accrued dividends on redeemable convertible preferred stock	—	9,639	9,639	—	—	—	—	—	—	—	(9,639)	—	(9,639)
Additional paid-in capital, warrants	—	—					2,524	—	—	—	—	—	2,524
Additional paid-in capital, options	—	—	—	—	—	—	—	293	—	—	—	—	293
Additional paid-in capital, stock options	—	—	—	—	—	—	—	1,580	—	—	—	—	1,580
Additional paid-in capital, options to non-employees	—	—	—	—	—	—	—	17	—	—	—	—	17
Earned Compensation	—	—	—	—	—	—	—	—	13	—	—	—	13
Other comprehensive loss	—	—	—	—	—	—	—	—	—	—	—	(361)	(361)
Conversion of redeemable convertible preferred stock	(124,874)	(44,429)	(169,303)	(2)	43	13	—	169,249	—	—	—	—	169,303
Issuance of common stock in initial public offering, net of underwriting discounts	—	—	—	—	18	—	—	58,805	—	—	—	—	58,823
Direct costs of initial public offering	—	—	—	—	—	—	—	(4,883)	—	—	—	—	(4,883)
Net income — Restated	—	—	—	—	—	—	—	—	—	—	57,587	—	57,587

Balance at December 31, 2004 — Restated	$—	$—	$—	$—	$69	$13	$24,047	$233,110	$—	$(1,042)	$(100,637)	$(342)	$155,218

The accompanying notes are an integral part of these consolidated financial statements.

MARKETAXESS HOLDINGS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2004	2003	2002
	(Restated)
	(In thousands)
Cash flows from operating activities
Net income (loss)	$57,587	$4,212	$(36,076)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Depreciation and amortization	3,468	4,688	6,658
Warrant-related expense	2,524	5,400	8,624
Amortization of earned compensation	13	61	171
Issuance of stock options to directors and non-employees	17	35	—
Compensation expense related to stock option issuance	1,873	1,543	1,193
Other comprehensive (loss) income	(361)	(108)	73
Deferred tax assets	(40,351)	—	—
Provision for bad debts	270	—	—
Changes in operating assets and liabilities:
(Increase) in accounts receivable, including increases of $3,940, $3,069 and $1,205 from related parties for the years ended December 31, 2004, 2003 and 2002, respectively	(5,582)	(5,973)	(1,905)
(Increase) decrease in prepaid expenses	(1,880)	534	(313)
Decrease in other assets	156	—	1,921
Increase in accrued employee compensation	2,457	3,204	1,077
(Decrease) increase in deferred license revenue	(867)	3,566	(367)
Increase (decrease) in accounts payable, accrued expenses and other liabilities, including increases of $34, $123 and $226 to related parties for the years ended December 31, 2004, 2003 and 2002, respectively	1,048	(248)	300

Net cash provided by (used in) operating activities	20,372	16,914	(18,643)

Cash flows from investing activities
Purchase of short-term investments	(55,593)	(45,170)	(43,916)
Maturity of short-term investments	65,387	41,168	57,622
Securities and cash provided as collateral	(292)	104	(722)
Purchase of furniture, equipment and leasehold improvements	(3,394)	(1,391)	(1,060)
Capitalization of software development costs	(3,588)	(3,330)	(1,370)

Net cash provided by (used in) investing activities	2,520	(8,619)	10,554

Cash flows from financing activities
Proceeds from the issuance of common stock	230	80	—
Proceeds from initial public offering, net of underwriting discounts	58,822	—	—
Direct costs of initial public offering	(4,883)	—	—
Issuance of preferred stock	—	—	8,400

Net cash provided by financing activities	54,169	80	8,400

Cash and cash equivalents
Net increase for the year	77,061	8,375	311
Beginning of year	20,591	12,216	11,905

End of year	$97,652	$20,591	$12,216

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
2. Significant Accounting Policies
     Restatement
     The Company has restated its Consolidated Financial Statements as of and for the year ended December 31, 2004. The Company has identified certain misapplications of Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes, relating to the recording of deferred income taxes.
     During 2005, the Company retained new tax advisors who assisted with the preparation of the 2004 tax returns. In reconciling the 2004 tax returns to the Provision (benefit) for income taxes on the 2004 Consolidated Statements of Operations, the Company identified that for the year ended December 31, 2004, the tax benefit of $41,330, the net income of $58,646 and the related Deferred tax asset of $41,410 had each been overstated by $1,059.

MARKETAXESS HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(in thousands, except share and per share amounts)
     Although the Company does not consider the overstatement of $1,059 to be material for any quarter in 2004 or for the full year of 2004, the Company has revised its 2004 Consolidated Financial Statements because the impact of these revisions would have been material to the Company’s Consolidated Financial Statements for the second quarter of 2005 if posted as adjustments in that quarter.
     The $1,059 overstatement primarily resulted from the incorrect recording of deferred tax assets in respect of compensation expense for incentive stock options, alternative minimum tax credits and other items identified in the preparation of the 2004 tax return.
     The non-cash adjustments detailed above had no impact on income before taxes for the year ended December 31, 2004 of $17,316.
     The effect of the restatement resulted in the following changes:

	Year Ended and As
	of December 31, 2004
	As previously
	Reported	Restated
	(In thousands, except per share amounts)
Statement of Operations:
Benefit for income taxes	$(41,330)	$(40,271)
Net income	58,646	57,587

Net income per common share
Basic	$6.90	$6.76
Diluted	$1.91	$1.88

Consolidated Statements of Financial Condition
Deferred income taxes	$41,410	$40,351
Accumulated Deficit	(99,578)	(100,637)
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
  Warrants and Options
     A warrant program was put in place in April 2000, pursuant to which the Company issued a warrant to six of its broker-dealer clients at the time they made an equity investment in the Company. The Company also had a Broker-Dealer Stock Option program during 2001 and 2002. The Company accounts for the warrant and option programs in accordance with SFAS No. 123, “Accounting for Stock-Based Compensation.” Expense is recognized on the measurement date based on the market value of the warrant or option. Market value is determined using the Black-Scholes option-pricing model.

MARKETAXESS HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(in thousands, except share and per share amounts)
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
     Starting in the Company's first annual reporting period after June 15, 2005, the effective date of this statement, the Company will adopt SFAS No. 123(R), “Share-Based Payment,” (“SFAS No. 123(R)”) which requires previously granted but unvested awards to be recorded as an expense on a prorated basis over the remaining vesting period. See Note 9, “Stockholders’ Equity (Deficit).”
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
     Broker-dealer clients who selected either Plan 1 or Plan 2 for U.S. high-grade corporate bond trading had the opportunity to switch to the other transaction fee plan in the second year. Currently, 13 broker-dealer clients are operating under Plan 1, one is operating under Plan 2 and four are operating under the standard transaction fee plan. The four remaining broker-dealer clients execute trades through the platform exclusively for European high-grade corporate or emerging markets bonds and are not therefore eligible to participate in the U.S. high-grade corporate bond transaction fee plan. Currently, seven broker-dealer clients who are also stockholders are operating under Plan 1, one broker-dealer client who is also a stockholder is operating under Plan 2 and one broker-dealer client who is also a stockholder is operating under the standard transaction fee plan. The fee caps were set to take effect at volume levels significantly above those being transacted at the time the new transaction fee plans were introduced but will limit revenue growth in the future for U.S. high-grade corporate bond trading from the broker-dealers that have

MARKETAXESS HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands, except share and per share amounts)
selected these plans if the higher volume levels at which the fee cap is triggered are reached. In accordance with Plan 1 and Plan 2, fixed monthly fees aggregated $18,500 and $7,000 for the years ended December 31, 2004 and 2003, respectively, and are reported as a component of commission income on the Consolidated Statements of Operations.
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
  Recent Accounting Pronouncements
     In December 2004, the FASB issued SFAS No. 123 (R), “Share-Based Payment,” which is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation,” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and requires that the cost resulting from all share-based payment transactions be recognized in the financial statements. This statement establishes fair value as the measurement objective in accounting for share-based payment arrangements and requires all entities to apply a fair-value based measurement method in accounting for share-based payment transactions with employees, with limited exceptions. SFAS No. 123 (R) requires all share-based payments to employees, including grants of employee stock options and restricted stock, to be recognized in the income statement based on their fair values and previously granted but unvested awards to be recorded as an expense on a prorated basis over the remaining vesting period. Pro forma disclosure is no longer an alternative. The new standard will be effective for public entities in the first annual period beginning after June 15, 2005. The Company will apply the modified prospective application, without restatement, commencing January 1, 2006. The Company expects the adoption of SFAS No. 123 (R) will have a material impact on the Company’s Consolidated Statements of Operations. See Note 9, “Stockholders’ Equity (Deficit).”
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
	(Restated)
Current:
Federal	$(230)	$190
State and local	169	—
Foreign	141	—

Current provision for income taxes	$80	$190

MARKETAXESS HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(in thousands, except share and per share amounts)

	Year Ended
	December 31,
	2004	2003
	(Restated)
Deferred:
Federal	$(27,517)	$—
State and local	(9,033)	—
Foreign	(3,801)	—

Deferred income tax (benefit)	(40,351)	—

Provision (benefit) for income taxes	$(40,271)	$190

     The difference between the Company’s reported provision (benefit) for income taxes and the amount computed by multiplying pre-tax income by federal statutory rates is as follows:

	Year Ended	Year Ended
	December 31,	December 31,
	2004	2003
	(Restated)
Federal tax at statutory rate	$5,887	$1,538
Permanent differences	2,333	141
State and local taxes — net of federal benefit	1,595	707
Foreign taxes	(269)	—
Alternative minimum taxes	298	190
Net operating loss carryforwards	(1,514)	1,372
Change in valuation allowance	(46,116)	(3,758)
Tax credits	(2,086)	—
Other	(399)

Provision (benefit) for federal income taxes	$ (40,271)	$190

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

	As of December 31,
Expires Beginning December 31,	2004	2003
	(Restated)
2008	$38	$38
2009	79	79
2017	61	61
2018	404	132
2019	222	92
2020	3	3
2022	123	—
2023	500	220
2024	356	647

Total tax credit carryforwards	1,786	1,272
Less: valuation allowance	(288)	(288)

Net tax credit carryforwards	$1,498	$984

     As of December 31, 2004, the Company utilized $271 of its Liberty Zone tax credits to reduce its AMT liability.
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
     The following is a summary of the Company’s gross deferred tax asset, reduced to a net deferred asset by a valuation allowance:

	Year Ended December 31,
	2004	2003
	(Restated)
Deferred tax assets:
Net operating loss carryforwards
U.S	$41,164	$45,861
Foreign	3,801	5,021
Depreciation	590	432
Deferred option compensation expense	769	1,637
Warrant expense	10,959	9,828
Allowance for doubtful accounts	123	—
Restructuring charges	1,301	1,473
Charitable contributions carryforwards	49	—
Goodwill and other intangible assets	428
Tax credits	1,786	—

Total deferred tax assets	60,970	64,252
Valuation allowance	(18,136)	(64,252)

Net deferred tax assets	42,834	—
Deferred tax liability:
Capitalized software development costs	(2,483)	—

Deferred tax assets, net	$40,351	$—

     The rollforward of the valuation allowance is as follows:

	Year Ended December 31,
	2004	2003
Valuation allowance at beginning of period	$64,252	$68,010
Charge to decrease valuation allowance attributable to:
Net operating losses and temporary differences —
U.S	(41,095)	(4,051)
Foreign	(5,021)	293

Valuation allowance at end of period	$18,136	$64,252

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
     The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which the temporary differences become deductible. A valuation allowance is recorded when it is more likely than not that some portion or all of the gross deferred income tax assets will not be realized in future years. The Company recorded a valuation allowance against its deferred income tax assets arising from net operating loss carryforwards and tax credits. As described below, certain of the Company’s net operating loss carryforwards are subject to significant limitations on an annual basis pursuant to the Internal Revenue Code.
     As of December 31, 2004, the Company had net operating loss carryforwards for income tax purposes of $102,939. The U.S. net operating loss carryforwards as of December 31, 2004 totaling $90,271 will begin to expire in 2018 and the U.K. net operating loss carryforwards as of December 31, 2004 totaling $12,668 do not expire. In 2000 and in 2001, MarketAxess Holdings Inc. and MarketAxess Corporation respectively, had an ownership change within the meaning of Section 382. As a result of Section 382 and pertinent tax provisions, the utilization of $32,939 and $39,214 on a tax basis and book basis, respectively.

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
     During the year ended December 31, 2004, the Company reduced the valuation allowance by $46,116 to $18,136 based on management’s reassessment of the factors impacting the valuation allowance previously recorded. Such factors include seven consecutive quarters of profitable operations in the U.S. and six consecutive quarters of profitable operations in the U.K., management’s expectation of continuing future profitable operations, management’s anticipation that the Company would be able to utilize certain net operating loss carryforwards in 2004 and the Company’s ability to utilize certain of the net operating loss carryforwards in future years prior to expiration. The Company believes it is likely, but subject to some uncertainty, that approximately 82% of the net operating losses will be utilized prior to their expiration in 2018. In addition, the Company has temporary differences (defined as the tax effect of the difference between the financial reporting basis and the tax reporting basis of certain balance sheet items) of $11,736 available as of December 31, 2004.
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

MARKETAXESS HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands, except share and per share amounts)
     A summary of the Company’s net operating loss carryforwards and their related expiration dates is as follows:
Net operating loss carryforward — U.S.

Expire Beginning December 31,	2004	2003
	(Restated)
2017	$—	$1,694
2018	189	5,541
2019	5,541	—
2020	14,580	42,667
2021	50,556	35,365
2022	19,405	19,404

Total net operating loss carryforwards — U.S.	90,271	104,671

Net operating loss carryforwards — Foreign
No expiration date	12,668	16,738

Total net operating loss carryforwards	$102,939	$121,409

     As of December 31, 2004, the Company has net operating loss carryforwards on a tax basis of $6,938 that relate to a “single return loss year,” within the meaning of the Internal Revenue Code, relating to MarketAxess Corporation that are subject to annual utilization limits.
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
     The Company’s warrant activity is summarized as follows:

		Weighted-Average
	Shares	Exercise Price
Outstanding at December 31, 2002	3,466,300	$0.303
Allocated	1,312,500	$0.003

Outstanding at December 31, 2003	4,778,800	$0.222
Allocated	229,169	$0.003

Outstanding at December 31, 2004	5,007,969	$0.211

     The following tables summarize information regarding the warrants:

	As of December 31, 2004
	Shares of Common
	Stock Issuable upon	Weighted-Average
	Exercise of	Remaining
	Outstanding	Contractual Life
Exercise Price	Warrants	(In Years)
$130.65	7,967	0.6
$0.003	5,000,002	3.9
     In calculating the fair market value of the warrant allocations, the following assumptions were used:

	2004	2003	2002
Weighted Average Allocation Date Fair Market Value of Common Stock	$16.52	$5.15	$3.68
Dividend Yield	0.00%	0.00%	0.00%
Weighted Average Expected Life (years)	4.38	5.38	6.38
Weighted Average Risk Free Interest Rate	2.18%	1.84%	2.96%
Expected Volatility	34.43%	40.28%	46.78%
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
  Stock Option Plans
     The Company’s 2000 and 2001 Stock Incentive Plans (the “2000 and 2001 Plans”) provide for the grant of options or restricted stock as incentives and rewards to encourage employees, officers and directors to participate in the long-term success of the Company. The 2000 and 2001 Plans provide for the granting of up to 5,082,274 shares of the Company’s common stock at the fair value or at a value other than fair value (determined by the Board of Directors or a committee thereof) on the date the option is granted. The options vest over a three-year period, at a rate of one-third after one year from the grant date and with the remaining two-thirds vesting on an equal monthly basis over the remaining two-year period. Options expire ten years from the date of grant. For the year ended December 31, 2003, options to purchase 1,443,350 shares of common stock were granted, options to purchase 471,891 shares of common stock were cancelled and 18,334 options to purchase shares of common stock were exercised. For the year ended December 31, 2004, options to purchase 989,117 shares of common stock were granted, options to purchase 209,948 shares of common stock were cancelled and options to purchase 79,827 shares of common stock were exercised.
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
     The Company’s stock option activity for employees, officers and directors is summarized as follows:

		Weighted-Average
	Shares	Exercise Price
Outstanding at December 31, 2002	3,166,778	$3.02
Granted	1,443,350	$2.95
Cancelled	(471,891)	$3.74
Exercised	(18,334)	$3.87

Outstanding at December 31, 2003	4,119,903	$2.91
Granted	1,077,454	$13.86
Cancelled	(209,948)	$6.38
Exercised	(79,827)	$2.89

Outstanding at December 31, 2004	4,907,582	$5.17

     The following table summarizes information regarding the stock options granted:

	As of December 31, 2004
	Options Outstanding			Options Exercisable
		Weighted-Average
		Remaining	Weighted-Average	Number	Weighted-Average
Range of Exercise Prices	Outstanding	Contractual Life	Exercise Price	Exercisable	Exercise Price
$2.10 - $3.60	3,744,044	7.42	$2.79	2,976,403	$2.82
$4.05 - $7.92	144,253	7.45	5.41	120,343	4.91
$9.51 - $11.00	143,838	9.82	10.40	—	—
$13.95 - $19.60	875,447	9.02	14.42	1,667	13.95

	As of December 31, 2003
	Options Outstanding			Options Exercisable
		Weighted-Average
		Remaining	Weighted-Average	Number	Weighted-Average
Range of Exercise Prices	Outstanding	Contractual Life	Exercise Price	Exercisable	Exercise Price
$2.10 - $3.60	3,956,055	8.41	$2.80	2,034,206	$2.85
$4.05 - $7.92	163,848	8.62	5.70	88,049	4.78
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
     Had compensation expense for the Company’s Plans been determined based on the fair value at the grant dates for awards to employees under the Plans, consistent with SFAS No. 123(R), the Company’s Net income (loss) for the year would have been increased or decreased to the pro forma amount as indicated below:

	Year Ended December 31,
	2004	2003	2002
	(Restated)
Net income (loss)
As reported	$57,587	$4,212	$(36,076)
Compensation expense	1,965	1,646	749

Pro forma	$55,622	$2,566	$(36,825)
Basic net income (loss) per common share	$6.76	$(2.20)	$(14.39)
Diluted net income (loss) per common share	$1.88	$(2.20)	$(14.39)
Basic net income (loss) per common share — pro forma	$6.48	$(2.70)	$(14.62)
Diluted net income (loss) per common share — pro forma	$1.82	$(2.70)	$(14.62)
     In calculating the fair market value of the options granted, the following assumptions were used:

	2004	2003	2002
Weighted-Average Grant Date Fair Market Value of Common Stock	$16.37	$4.19	$3.68
Dividend Yield	0.00%	0.00%	0.00%
Weighted-Average Expected Life (years)	3.00	3.00	3.00
Weighted-Average Risk-Free Interest Rate	2.74%	1.84%	2.96%
Weighted-Average Expected Volatility	28.25%	40.28%	46.78%
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

MARKETAXESS HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands, except share and per share amounts)
     The Company has entered into sublease agreements for four of its properties. The following table summarizes information regarding the sublease provisions:

				Sublease Loss Provision as of:
	Commencement	Termination	Sublease	December 31,	December 31,
Location	Date	Date	Rental	2004	2003
Santa Monica, CA	July 1, 2001	October 31, 2004	$26	$—	$28
New York, NY	February 1, 2002	April 30, 2006	71	—	—
	May 1, 2006	April 14, 2011	77	1,344	1,463
London, U.K	May 9, 2002	March 25, 2010	38	—	—
Washington, DC	March 19, 2003	July 11, 2004	9	—	31
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
     Basic and diluted earnings per share were as follows:

	Year Ended December 31,
	2004	2003	2002
	(Restated)
Basic and diluted net income (loss) per common share
Net income (loss)	$57,587	$4,212	$(36,076)
Less: preferred stock dividends	(9,639)	(11,455)	(11,282)

Net income (loss) attributable to common stock	$47,948	$(7,242)	$(47,358)

Basic	$6.76	$(2.20)	$(14.39)
Diluted	$1.88	$(2.20)	$(14.39)
Weighted-average basic shares outstanding	7,097,682	3,288,464	3,290,326
Weighted-average diluted shares outstanding	30,638,644	3,288,464	3,290,326
14. Supplemental Cash Flow Disclosure of Non-Cash Activities
     The following is a description of non-cash activity:

	Year Ended December 31,
	2004	2003	2002
Accrued and undeclared dividends on redeemable convertible preferred stock	$9,639	$11,455	$11,282
Warrant-related expense	2,524	5,400	8,624
Stock option issuance to directors	14	35	—
Common stock issuance to employees Additional paid-in capital	—	1,543	1,193

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
     The Company adopted the MarketAxess Holdings Inc. 2004 Annual Performance Incentive Plan (the “2004 Bonus Plan”) for certain of the Company’s designated key executives to provide bonus awards to such individuals as an incentive to contribute to the Company’s profitability. The Compensation Committee (the “Committee”) or such other committee appointed by the Board of Directors will administer the 2004 Bonus Plan, and this Committee will select the key executives eligible to participate in the 2004 Bonus Plan each year. For the year ending December 31, 2004, no bonus awards were made from the 2004 Bonus Plan.
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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
     None
Item 9A. Controls and Procedures
     (a) Evaluation of Disclosure Controls and Procedures. Our management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our “disclosure controls and procedures,” as that term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of December 31, 2004. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective to ensure that information required to be disclosed by MarketAxess in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and to ensure that information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
     As described in Note 2 to the Consolidated Financial Statements included in this Form 10-K/A, we have restated our previously issued financial statements as of and for the year ended December 31, 2004 to reflect the correction of an error related to the recording of deferred income taxes.
     Impact of the Restatement on Internal Control over Financial Reporting. Our management considered the deficiency in internal control over financial reporting which resulted in the decision to restate our previously issued financial statements as disclosed in Note 2 to the Consolidated Financial Statements included in this Form 10-K/A. We reviewed and analyzed the Securities and Exchange Commission’s Staff Accounting Bulletin (“SAB”) No. 99, “Materiality,” Accounting Principles Board Opinion No. 28, “Interim Financial Reporting,” paragraph 29 and SAB Topic 5 F, “Accounting Changes Not Retroactively Applied Due to Immateriality.” As part of the analysis, our management considered the impact of the restatement adjustment on the financial statements of prior interim or annual periods taken as a whole, and our management determined to restate our previously issued financial statements because the cumulative impact of the error, although not material to any such prior interim or annual period, would have been material to the current year’s reported net earnings, if recorded in the current period. Based on our review and analysis including the foregoing, our management also concluded that the deficiency in internal control over financial reporting that resulted in the restatement of the prior period financial statements did not constitute a material weakness. This control deficiency has been reported to the Audit Committee by our management in accordance with Section 302 of the Sarbanes-Oxley Act of 2002.
     (b) Changes in Internal Control. There were no changes in our internal control over financial reporting during the quarter ended December 31, 2004 identified in connection with the evaluation thereof by our management, including the Chief Executive Officer and Chief Financial Officer, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information
None

PART III
Item 10. Directors and Executive Officers of the Registrant
     The information required by this item other than the following information concerning the Company’s code of ethics is incorporated herein by reference to the sections entitled “Proposal 1 — Election of Directors” and “Executive Compensation — Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s definitive Proxy Statement for the Annual Meeting of Shareholders to be held in the second quarter of 2005 (the “Proxy Statement”). The Company filed the Proxy Statement on April 29, 2005.
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
     (b) Exhibit Listing

Number	Description
3.1*	Amended and Restated Certificate of Incorporation

3.2*	Amended and Restated Certificate of Incorporation to be in effect upon the closing of this offering

3.3*	Amended and Restated Bylaws

3.4*	Form of Amended and Restated Bylaws to be in effect upon the closing of this offering

4.1*	Specimen Common Stock certificate

4.2*	Sixth Amended and Restated Registration Rights Agreement

4.3*	Form of Dealer Warrant

4.4*	See Exhibits 3.1, 3.2, 3.3 and 3.4 for provisions defining the rights of holders of common stock and non-voting common stock of the registrant

10.1*	Employment Agreement, dated as of May 3, 2004, by and between MarketAxess Holdings Inc. and Richard M. McVey

10.2(a)*	Restricted Stock Purchase Agreement, dated as of June 11, 2001, by and between MarketAxess Holdings Inc. and Richard M. McVey

10.2(b)*	Full Recourse Secured Promissory Note, dated June 11, 2001, by Richard M. McVey in favor of MarketAxess Holdings Inc.

10.2(c)*	Non-Recourse Secured Promissory Note, dated June 11, 2001, by Richard M. McVey in favor of MarketAxess Holdings Inc.

10.2(d)*	Stock Pledge Agreement, dated as of June 11, 2001, by and between MarketAxess Holdings Inc. and Richard M. McVey

10.2(e)*	Restricted Stock Purchase Agreement, dated as of July 1, 2001, by and between MarketAxess Holdings Inc. and Richard M. McVey

10.2(f)*	Full Recourse Secured Promissory Note, dated July 1, 2001, by Richard M. McVey in favor of MarketAxess Holdings Inc.

10.2(g)*	Non-Recourse Secured Promissory Note, dated July 1, 2001, by Richard M. McVey in favor of MarketAxess Holdings Inc.

10.2(h)*	Stock Pledge Agreement, dated as of July 1, 2001, by and between MarketAxess Holdings Inc. and Richard M. McVey

10.3*	Stock Option Agreement, dated February 7, 2003, by and between MarketAxess Holdings Inc. and Richard M. McVey

10.4*	Contract of Employment, dated February 11, 2003, by and between MarketAxess Europe Limited and Iain Baillie

10.5*	Letter Agreement, dated as of January 25, 2001, by and between MarketAxess Holdings Inc. and John Vande Woude

10.6*	MarketAxess Holdings Inc. Amended and Restated 2000 Stock Incentive Plan

10.7*	MarketAxess Holdings Inc. Amended and Restated 2001 Stock Incentive Plan

10.8*	Amendment No. 1 to the MarketAxess Holdings Inc. Amended and Restated 2001 Stock Incentive Plan

Number	Description
10.9*	Amendment to the MarketAxess Holdings Inc. 2001 and 2000 Stock Incentive Plans

10.10*	MarketAxess Holdings Inc. 2004 Stock Incentive Plan

10.11*	MarketAxess Holdings Inc. 2004 Annual Performance Incentive Plan

10.12*	Form of Indemnification Agreement

21.1*	Subsidiaries of the Registrant

23.1**	Consent of PricewaterhouseCoopers LLP

31.1**	Certification by Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2**	Certification by Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Incorporated by reference to the identically-numbered exhibit to the registrant’s Registration Statement on Form S-1, as amended (Registration No. 333-112718).

**	Filed herewith.

SIGNATURES
     Pursuant to the requirements of the Securities Act of 1933, as amended, the registrant has duly caused this Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of New York, State of New York, on this 12th day of August, 2005.

MARKETAXESS HOLDINGS INC.

By:	/s/ Richard M. McVey

Richard M. McVey
President and Chief Executive Officer
     Pursuant to the requirements of the Securities Act of 1933, as amended, this Form 10-K/A has been signed by the following persons in the capacities and on the dates indicated:

Signature	Title(s)	Date

/s/ Richard M. McVey Richard M. McVey	President, Chief Executive Officer and Chairman of the Board of Directors (principal executive officer)	August 12, 2005

/s/ James N.B. Rucker James N.B. Rucker	Chief Financial Officer (principal financial and accounting officer)	August 12, 2005

/s/ Stephen P. Casper	Director	August 12, 2005
Stephen P. Casper

/s/ David G. Gomach	Director	August 12, 2005
David G. Gomach

/s/ Ronald M. Hersch	Director	August 12, 2005
Ronald M. Hersch

/s/ Wayne D. Lyski	Director	August 12, 2005
Wayne D. Lyski

/s/ Jerome S. Markowitz	Director	August 12, 2005
Jerome S. Markowitz

/s/ Nicolas S. Rohatyn	Director	August 12, 2005
Nicolas S. Rohatyn

/s/ John Steinhardt	Director	August 12, 2005
John Steinhardt