Form 10-Q/A
period 2005-03-31
MARKETAXESS HOLDINGS INC
filed 2005-08-12
CIK 1278021

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q/A
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT of 1934
For the quarterly period ended March 31, 2005

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from              to
Commission File Number 0-50670

MARKETAXESS HOLDINGS INC.
(Exact name of registrant as specified in its charter)

Delaware (State of incorporation)	52-2230784 (IRS Employer Identification No.)

140 Broadway, 42nd Floor New York, New York (Address of principal executive offices)	10005 (Zip Code)
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

MARKETAXESS HOLDINGS INC.
FORM 10-Q/A FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2005

EXPLANATORY NOTE
     The purpose of this amendment on Form 10-Q/A to the Quarterly Report on Form 10-Q of MarketAxess Holdings Inc. for the three months ended March 31, 2005 is to restate the Consolidated Financial Statements as of and for the year ended December 31, 2004 and as of March 31, 2005 as described in Note 2 to the Consolidated Financial Statements. The purpose of the restatement is to correct certain misapplications of Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes, that the Company identified relating to the recording of deferred income taxes.
     During 2005, the Company retained new tax advisors who assisted with the preparation of the 2004 tax returns. In reconciling the 2004 tax returns to the Provision (benefit) for income taxes on the 2004 Consolidated Statements of Operations, the Company identified that for the year ended December 31, 2004, the tax benefit of $41.3 million, the net income of $58.6 million and the related Deferred tax asset of $41.4 million had each been overstated by $1.1 million. Furthermore, as of March 31, 2005, the Deferred tax asset of $39.4 million and accumulated deficit of $96.5 million had each been overstated by $1.1 million.
     Although the Company does not consider the overstatement of $1.1 million to be material for any quarter in 2004 or for the full year of 2004, the Company has revised its 2004 Consolidated Financial Statements and its Consolidated Financial Statements for the three months ended March 31, 2005 because the impact of these revisions would have been material to the Company’s Consolidated Financial Statements for the second quarter of 2005 if posted as adjustments in that quarter.

PART I – Financial Information
Item 1. Financial Statements
MARKETAXESS HOLDINGS INC.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	March 31,
	2005	December 31,
	(Unaudited)	2004
	(Restated)	(Restated)
	(In thousands, except
	share and per share
	amounts)
ASSETS
Cash and cash equivalents	$57,042	$97,652
Short-term investments, at market value	—	5,797
Securities
Available-for-sale	27,885	—
Held-to-maturity	13,940	—
Securities and cash provided as collateral	3,779	3,799
Accounts receivable, net of allowance of $236 and $270 as of March 31, 2005 and December 31, 2004 including receivables from related parties of $7,715 and $7,225, respectively	14,554	14,375
Furniture, equipment and leasehold improvements, net of accumulated depreciation and amortization	4,956	5,079
Software development costs, net	5,397	5,587
Prepaid expenses	3,148	2,801
Deferred tax assets, net	38,347	40,351
Other assets	205	205

Total assets	$169,253	$175,646

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Accrued employee compensation	$3,122	$11,803
Deferred license revenue	2,003	2,804
Accounts payable, accrued expenses, and other liabilities, including payables to a related party of $0 and $530 as of March 31, 2005 and December 31, 2004, respectively	5,379	5,821

Total liabilities	10,504	20,428

Commitments and Contingencies (Note 12)
Stockholders’ equity
Preferred stock, $0.001 par value, 5,000,000 shares authorized in 2005 and 2004, 0 outstanding in 2005 and 2004	—	—
Common stock voting, $0.003 par value, 110,000,000 shares authorized in 2005 and 2004, 23,032,141 shares issued and outstanding in 2005 and 22,846,579 shares issued and outstanding in 2004	69	69
Common stock non voting, $0.003 par value, 10,000,000 authorized in 2005 and 2004 and 4,401,330 issued and outstanding in 2005 and 2004	13	13
Warrants, 5,007,969 authorized, issued and outstanding in 2005 and 2004	24,047	24,047
Additional paid-in capital	236,323	233,110
Unearned compensation	(2,603)	—
Receivable for common stock subscribed	(1,042)	(1,042)
Accumulated deficit	(97,580)	(100,637)
Accumulated other comprehensive loss	(478)	(342)

Total stockholders’ equity	158,749	155,218

Total liabilities and stockholders’ equity	$169,253	$175,646

The accompanying notes are an integral part of these consolidated financial statements.

MARKETAXESS HOLDINGS INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended March 31,
	2005	2004
	(Unaudited)	(Unaudited)
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

MARKETAXESS HOLDINGS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	2005	2004
	(Unaudited)	(Unaudited)
	(In thousands)
Cash flows from operating activities
Net income	$3,057	$2,916
Adjustments to reconcile net income to net cash used in operating activities
Depreciation and amortization	1,008	746
Warrant-related expense	—	2,524
Amortization of earned compensation	162	13
Issuance of stock options to directors and non-employees	27	2
Compensation expense related to stock option issuance	400	525
Other comprehensive (loss)	(136)	(33)
Deferred taxes	2,004	—
Provision for bad debts	25	—
Changes in operating assets and liabilities:
(Increase) in accounts receivable, including increases of $490 and $604 from related parties for quarters ended March 31, 2005 and 2004, respectively	(205)	(2,320)
Decrease in prepaid expenses	(347)	(431)
Decrease in other assets	—	(695)
Decrease in accrued employee compensation	(8,681)	(6,310)
(Decrease) increase in deferred license revenue	(801)	213
Decrease in accounts payable, accrued expenses and other liabilities, including $0 and a decrease of $32 to related parties for March 31, 2005, and 2004, respectively	(440)	(966)

Net cash used in operating activities	(3,927)	(3,816)

Cash flows from investing activities
Short-term investments
Proceeds from maturities	5,797	16,555
Purchases	—	(18,536)
Securities available-for-sale
Purchases	(27,885)	—
Securities held-to-maturity
Proceeds from maturities	21,500	—
Purchases	(35,440)	—
Securities and cash provided as collateral	20	6
Purchase of furniture, equipment and leasehold improvements	(142)	(455)
Capitalization of software development costs	(554)	(1,386)

Net cash used in investing activities	(36,704)	(3,816)

Cash flows from financing activities
Proceeds from the exercise of stock options	21	2

Net cash provided by financing activities	21	2

Cash and cash equivalents
Net decrease for the period	(40,610)	(7,630)
Beginning of period	97,652	20,591

End of period	$57,042	$12,961

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
2. Significant Accounting Policies
Restatement
     The Company has restated its Consolidated Financial Statements as of and for the year ended December 31, 2004. The Consolidated Financial Statements as of March 31, 2005 have been restated to include the effect of the restatement recorded at December 31, 2004. The Company has identified certain misapplications of Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes, relating to the recording of deferred income taxes.
     During 2005, the Company retained new tax advisors who assisted with the preparation of the 2004 tax returns. In reconciling the 2004 tax returns to the Provision (benefit) for income tax on the 2004 Consolidated Statements of Operations the Company identified that for the year ended December 31, 2004, the tax benefit of $41,330, the net income of $58,646 and the related Deferred income tax asset of $41,410 had each been overstated by $1,059. Furthermore, as of March 31, 2005, the Deferred tax asset of $39,406 and accumulated deficit of $96,521 had each been overstated by $1,059.
     Although the Company does not consider the overstatement of $1,059 to be material for any quarter or for the full year of 2004, the Company has revised its 2004 Consolidated Financial Statements and its Consolidated Financial Statements as of March 31, 2005 because the impact of these revisions would have been material to the second quarter of 2005 if posted as adjustments in that quarter.
     The $1,059 overstatement primarily resulted from the incorrect recording of deferred tax assets in respect of compensation expense for incentive stock options, alternative minimum tax credits and other items identified in the preparation of the 2004 tax return. The net deferred tax asset as of December 31, 2004 of $41,410 and March 31, 2005 of $39,406, respectively, had been overstated by $1,059.

MARKETAXESS HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Unaudited (Continued)
(in thousands, except share and per share amounts)
The effect of the restatement resulted in the following changes:

	As of		As of
	March 31, 2005		December 31, 2004
	As previously		As previously
	Reported	Restated	Reported	Restated
	(Unaudited)		(In thousands, except per share
	(In thousands)		amounts)
Consolidated Statements of Financial Condition:
Deferred income taxes	$39,406	$38,347	$41,410	$40,351
Accumulated Deficit	(96,521)	(97,580)	(99,578)	(100,637)

Statement of Operations:
Benefit for income taxes	N/A	N/A	($41,330)	($40,271)
Net income	N/A	N/A	58,646	57,587

Net income per common share
Basic	N/A	N/A	$6.90	$6.76
Diluted	N/A	N/A	$1.91	$1.88
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
     Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the U.S. have been condensed or omitted pursuant to the instructions to Form 10-Q and Article 10 of Regulation S-X of the SEC. However, in the opinion of management, the accompanying consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the financial position of MarketAxess Holdings Inc., the results of its operations and its cash flows for the periods indicated. This report should be read in conjunction with our consolidated financial statements and footnotes therein included in our annual report on Form 10-K/A for the year ended December 31, 2004.
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
     During the quarter ending March 31, 2005, the Company issued 180,000 shares of restricted stock to employees. Of this amount, 129,500 and 50,500 shares were issued to senior management and to senior employees, respectively. During the three months ended March 31, 2005, the Company cancelled 1,000 shares of restricted stock. At March 31, 2005, 179,000 shares of restricted stock remain outstanding to employees. At the date of issue, the Company’s common stock had a fair value of $15.60 per share. The restricted shares issued to senior management vest over a five-year period and the restricted shares issued to senior employees vest over a three-year period. The restricted shares issued to senior management can achieve accelerated vesting if certain Company performance goals are achieved.
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

MARKETAXESS HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Unaudited (Continued)
(in thousands, except share and per share amounts)
     The following is a summary of the Company’s gross deferred tax asset, reduced to a net deferred tax asset by a valuation allowance:

	As of
	March 31, 2005	December 31, 2004
	(Restated)	(Restated)
Deferred tax assets:
Net operating loss carryforwards
U.S.	$39,331	$41,164
Foreign	3,259	3,801
Depreciation	477	590
Deferred option compensation expense	959	769
Warrant expense	10,959	10,959
Allowance for doubtful accounts	111	123
Unrealized losses on securities available-for-sale and foreign exchange	211	—
Restructuring charges	1,279	1,301
Charitable contributions carryforwards	70	49
Goodwill and other intangible assets	428	428
Tax credits	1,783	1,786

Total deferred tax assets	58,867	60,970
Valuation allowance	(18,091)	(18,136)

Net deferred tax assets	40,776	42,832
Deferred tax liability:
Capitalized software development costs	(2,429)	(2,483)

Deferred tax assets, net	$38,347	$40,351

     The roll forward of the valuation allowance is as follows:

	As of
	March 31, 2005	December 31, 2004
Valuation allowance at beginning of period	$18,136	$64,252
Decrease in valuation allowance attributable to:
Net operating losses and temporary differences —
U.S.	(45)	(41,095)
Foreign	—	(5,021)

Valuation allowance at end of period	$18,091	$18,136

     As of March 31, 2005, the Company had net operating loss carryforwards for income tax purposes of $97,114. The U.S. net operating loss carryforwards as of March 31, 2005 totaling $86,251 will begin to expire in 2018 and the U.K. net operating loss carryforwards as of March 31, 2005 totaling $10,863 do not expire. In 2001, MarketAxess Corporation had an ownership change within the meaning of Section 382 of the Internal Revenue Code (“Section 382”). As a result of Section 382 and pertinent tax provisions, the utilization of $32,839 and $39,114 on a tax basis and book basis, respectively, of the Company’s net operating loss carryforwards existing at the date of the ownership change is subject to significant limitations. In addition, the Company’s net operating loss carryforwards may be subject to additional annual limitations if there is a 50% or greater change in the Company’s ownership, as determined over a rolling three-year period.

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

	As of
	March 31, 2005	December 31, 2004
Accumulated other comprehensive income (loss), beginning of period	$(342)	$19
Cumulative currency translation adjustments, net of taxes	(76)	(361)
Unrealized losses on Available-for-sale securities, net of taxes	(60)	—

Accumulated other comprehensive loss, end of period	$(478)	$(342)

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
     As a public company, we are subject to the requirements of the Sarbanes-Oxley Act of 2002, which requires us to incur significant expenditures in the near term to establish systems and hire and train personnel to comply with these requirements. In addition, as a public company, we are required, pursuant to SFAS No. 123 (R), “Share-Based Payment” (“SFAS No. 123 (R)”), which will be effective on January 1, 2006, to record compensation expense based on the fair value of options issued to employees. Currently, we are only required to record compensation expense to the extent that the fair value of our common stock exceeds the exercise price of the options on the measurement date.
Recent Developments
     The Company restated its Consolidated Financial Statements as of and for the year ended December 31, 2004. The Company identified certain misapplications of Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes, relating to the recording of deferred income taxes.
     During 2005, the Company retained new tax advisors who assisted with the preparation of the 2004 tax returns. In reconciling the 2004 tax returns to the Provision (benefit) for income taxes on the 2004 Consolidated Statements of Operations, the Company identified that for the year ended December 31, 2004, the tax benefit of $41.3 million, the net income of $58.6 million and the related Deferred tax asset of $41.4 million had each been overstated by $1.1 million. Furthermore, as of March 31, 2005, the Deferred tax asset of $39.4 million and accumulated deficit of $96.5 million had each been overstated by $1.1 million.
     Although the Company does not consider the overstatement of $1.1 million to be material for any quarter in 2004 or for the full year of 2004, the Company has revised its 2004 Consolidated Financial Statements and its Consolidated Financial Statements for the three months ended March 31, 2005 because the impact of these revisions would have been material to the Company’s Consolidated Financial Statements for the second quarter of 2005 if posted as adjustments in that quarter.
     The $1.1 million overstatement primarily resulted from the incorrect recording of deferred tax assets in respect of compensation expense for incentive stock options, alternative minimum tax credits and other items identified in the preparation of the tax return. The net Deferred tax asset as of December 31, 2004 of $41.4 million and as of March 31, 2005 of $39.4 million, respectively, had each been overstated by $1.1 million.

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
     U.S. Treasury securities have not been traded over our platform since February 2005, when our strategic alliance with BrokerTec USA, L.L.C. ended.
     Our trading volume and average fees per million traded for the three months ended March 31, 2005 and 2004 are as follows:

	Three months ended March 31,
	2005	2004
Trading Volume Data (in billions)
U.S. high-grade	$54.8	$45.0
European high-grade	22.9	23.6
Other	11.5	6.4

Total	$89.2	$75.0

	Three months ended March 31,
	2005	2004
Commissions (in thousands)
U.S. high-grade	$12,518	$11,424
European high-grade	4,401	4,521
Other	1,734	1,804

Total	$18,653	$17,749

	Three months ended March 31,
	2005	2004
Average Fee Per Million Traded
U.S. high-grade	$229	$253
European high-grade	$192	$191
Other	$150	$284
For All Products	$209	$237
Number of U.S. Trading Days	61	63
Number of U.K. Trading Days	62	63
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

Change from Prior
Three Months
Three Months Ended
March 31, 2005
(in thousands)
Volume increases	$3,360
Average fee reductions	(2,457)
Other	1,233

Total revenue increase	$2,136

     Our active institutional investor clients and broker-dealer clients as of March 31, 2005 and March 31, 2004 are as follows:

	As of March 31,
	2005	2004
Institutional Investor Clients U.S.	385	328
Europe	186	150

Total	571	478

Broker-Dealer Clients	22	19

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
     As of March 31, 2005, the Company had net operating loss carryforwards for income tax purposes of $97.1 million. The U.S. net operating loss carryforwards as of March 31, 2005 totaling $86.3 million will begin to expire in 2018 and the U.K. net operating loss carryforwards as of March 31, 2005 totaling $10.9 million do not expire. As of March 31, 2005 the Company had recorded a gross deferred tax asset of $58.8 million, reduced to a net deferred tax asset of $38.3 million by a valuation allowance of $18.1 million and a deferred tax liability for capitalized software development costs of $2.4 million.
     For the three months ended March 31, 2005, we recorded an income tax provision of $2.3 million. The provision consists principally of $1.8 million in federal taxes, $0.5 million in state and local taxes, $0.08 million in federal alternative minimum taxes, a reduction in the valuation allowance of $0.05 million and other credits of $0.09 million.
     For the three months ended March 31, 2004, we recorded an income tax provision of $0.1 million. The provision consists principally of $1.3 million in federal taxes, $0.5 million in state and local taxes and a reduction in the valuation allowance of $1.8 million.
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
Critical Accounting Policies and Estimates
     There have been no significant changes to our critical accounting policies and estimates during the three months ended March 31, 2005, as compared to those we disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K/A for the year ended December 31, 2004, except for Securities available-for-sale and Securities held-for-maturity, which are described below.

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
Other Factors Influencing Liquidity and Capital Resources
     Commissions, information and access fees, and general operating expenses are the key factors that influence our cash flow. At March 31, 2005, we had Cash and cash equivalents of $57.0 million, a decrease of $40.6 million compared to December 31, 2004. The decrease in Cash and cash equivalents is primarily the result of the investment of cash totaling approximately $41.0 million by our investment advisors. As of March 31, 2005, Cash and cash equivalents represented 33.7% of our total assets, compared to 55.6% at December 31, 2004.
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
     Our accumulated losses at March 31, 2005 were $97.6 million. We expect that our expenses will increase in the near term as we continue to expand our business and in order to meet the requirements related to being a public company. We cannot predict whether we will be able to sustain profitability and we may incur losses in future periods. If we are not able to sustain profitability, our stock price may decline.
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
Item 4. Controls and Procedures
     (a) Evaluation of Disclosure Controls and Procedures. Our management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our “disclosure controls and procedures,” as that term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of March 31, 2005. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective to ensure that information required to be disclosed by MarketAxess in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and to ensure that information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
     As described in Note 2 to the Consolidated Financial Statements included in our Annual Report on Form 10-K/A for the year ended December 31, 2004 and in Note 2 to the Consolidated Financial Statements included in this Quarterly Report on Form 10-Q/A, we have restated our previously issued financial statements as of and for the year ended December 31, 2004 and as of March 31, 2005 to reflect the correction of an error related to the recording of deferred income taxes.
     Impact of the Restatement on Internal Control over Financial Reporting. Our management considered the deficiency in internal control over financial reporting which resulted in the decision to restate our previously issued financial statements as disclosed in Note 2 to the Consolidated Financial Statements included in our Annual Report on Form 10-K/A for the year ended December 31, 2004 and in Note 2 to the Consolidated Financial Statements included in this Quarterly Report on Form 10-Q/A. We reviewed and analyzed the Securities and Exchange Commission’s Staff Accounting Bulletin (“SAB”) No. 99, “Materiality,” Accounting Principles Board Opinion No. 28, “Interim Financial Reporting,” paragraph 29 and SAB Topic 5 F, “Accounting Changes Not Retroactively Applied Due to Immateriality.” As part of the analysis, our management considered the impact of the restatement adjustment on the financial statements of prior interim or annual periods taken as a whole, and our management determined to restate our previously issued financial statements because the cumulative impact of the error, although not material to any such prior interim or annual period, would have been material to the current year’s reported net earnings, if recorded in the current period. Based on our review and analysis including the foregoing, our management also concluded that the deficiency in internal control over financial reporting that resulted in the restatement of the prior period financial statements did not constitute a material weakness. This control deficiency has been reported to the Audit Committee by our management in accordance with Section 302 of the Sarbanes-Oxley Act of 2002.
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
Equity Compensation Plan Information

Number of Securities
Remaining Available for
	Number of Securities		Future Issuance under
	to be Issued upon	Weighted-Average	Equity Compensation
	Exercise of	Exercise Price of	Plans (Excluding
	Outstanding Options,	Outstanding Options,	Securities Reflected
	Warrants and Rights	Warrants and Rights	in Column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by stockholders (1)	1,130,000	$14.54	1,913,059
Equity compensation plans not approved by stockholders	—	—	—

Total	1,130,000	$14.54	1,913,059

(1)	In January 2005, the Company granted 180,000 restricted shares to employees. Of these, 129,500 shares were granted to senior management. These options vest over a period of five years, subject to acceleration upon attainment of specified Company performance goals. The remaining 49,500 restricted shares were granted to employees and vest over a three-year period.
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

SIGNATURES
     Pursuant to the requirements of the Securities Act of 1933, as amended, the registrant has duly caused this Form 10-Q/A to be signed on its behalf by the undersigned, thereunto duly authorized.

MARKETAXESS HOLDINGS INC.
Date: August 12, 2005	By:	/s/ RICHARD M. MCVEY
Richard M. McVey
President and Chief Executive Officer (principal executive officer)

Date: August 12, 2005	By:	/s/ JAMES N.B. RUCKER
James N. B. Rucker
Chief Financial Officer (principal financial and accounting officer)