Form 10-Q
period 2005-06-30
MARKETAXESS HOLDINGS INC
filed 2005-08-15
CIK 1278021

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT of 1934
For the quarterly period ended June 30, 2005

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from            to
Commission File Number 0-50670

MARKETAXESS HOLDINGS INC.
(Exact name of registrant as specified in its charter)

Delaware (State of incorporation)	52-2230784 (IRS Employer Identification No.)

140 Broadway, New York, New York (Address of principal executive offices)	10005 (Zip Code)
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
Yes ☑ No ☐
     Indicate by check mark whether the registrant is an accelerated filer (as defined by Exchange Act Rule 12b-2) Yes ☐ No ☑
     At August 8, 2005, the number of shares of the registrant’s voting common stock outstanding was 23,610,519 and the number of shares of the registrant’s non-voting common stock outstanding was 4,401,330.

MARKETAXESS HOLDINGS INC.
FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2005

PART I — Financial Information
     On August 12, 2005, the Company filed an amended Annual Report on Form 10-K/A for the year ended December 31, 2004 and an amended Quarterly Report on Form 10-Q/A for the three months ended March 31, 2005 to correct certain misapplications of Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes, relating to the recording of deferred income taxes.
     Although the Company does not consider the overstatement of the income tax items to be material for any quarter in 2004 or for the full year of 2004, the Company has restated its 2004 Consolidated Financial Statements and its Consolidated Financial Statements as of March 31, 2005 because the impact of these revisions would have been material to the Company's Consolidated Financial Statements for the second quarter of 2005 if posted as adjustments in that quarter.
     For more information, please see Note 2 of the Notes to Consolidated Financial Statements.

Item 1. Financial Statements
MARKETAXESS HOLDINGS INC.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	June 30, 2005	December 31, 2004
	(Unaudited)	(Restated)
	(In thousands, except
	share and per share
	amounts)
ASSETS
Cash and cash equivalents	$37,630	$97,652
Short-term investments, at market value	—	5,797
Securities
Available-for-sale	65,163	—
Held-to-maturity	3,975	—
Securities and cash provided as collateral	3,798	3,799
Accounts receivable, net of allowance of $188 and $270 as of June 30, 2005 and December 31, 2004 including receivables from related parties of $8,472 and $7,225, respectively	16,027	14,375
Furniture, equipment and leasehold improvements, net of accumulated depreciation and amortization	4,680	5,079
Software development costs, net	5,590	5,587
Prepaid expenses	4,867	2,801
Deferred tax assets, net	37,322	40,351
Other assets	204	205

Total assets	$179,256	$175,646

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Accrued employee compensation	$5,930	$11,803
Deferred license revenue	1,586	2,804
Accounts payable, accrued expenses, and other liabilities, including payables to a related party of $0 and $530 as of June 30, 2005 and December 31, 2004, respectively	7,442	5,821

Total liabilities	14,958	20,428

Commitments and Contingencies (Note 12)

Stockholders’ equity (deficit)
Preferred stock, $0.001 par value, 5,000,000 shares authorized in 2005 and 2004, 0 outstanding in 2005 and 2004	—	—
Common stock voting, $0.003 par value, 110,000,000 shares authorized in 2005 and 2004, 23,559,473 shares issued and outstanding in 2005 and 22,846,579 shares issued and outstanding in 2004	71	69
Common stock non voting, $0.003 par value, 10,000,000 authorized in 2005 and 2004 and 4,401,330 issued and outstanding in 2005 and 2004	13	13
Warrants, 5,007,969 authorized, issued and outstanding in 2005 and 2004	24,047	24,047
Additional paid-in capital	239,837	233,110
Unearned compensation	(2,460)	—
Receivable for common stock subscribed	(1,042)	(1,042)
Accumulated deficit	(95,756)	(100,637)
Accumulated other comprehensive (loss)	(412)	(342)

Total stockholders’ equity	164,298	155,218

Total liabilities and stockholders’ equity	$179,256	$175,646

The accompanying notes are an integral part of these consolidated financial statements.

MARKETAXESS HOLDINGS INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
		(Restated)		(Restated)
	(In thousands, except share and per share amounts)
Revenues
Commissions
U.S. high-grade, including $6,499, $6,265, $13,639 and $12,770 from related parties for the three months ended June 30, 2005 and 2004, and for the six months ended June 30, 2005 and 2004, respectively	$11,562	$11,492	$24,080	$22,916
European high-grade, including $1,776, $1,971, $4,162 and $4,582 from related parties for the three months ended June 30, 2005 and 2004, and for the six months ended June 30, 2005 and 2004, respectively	3,336	3,622	7,737	8,143
Other, including $1,342, $1,139, $2,507 and $2,573 from related parties for the three months ended June 30, 2005 and 2004, and for the six months ended June 30, 2005 and 2004, respectively	1,828	1,678	3,562	_3,482

Total commissions	16,726	16,792	35,379	34,541
Information and user access fees, including $227, $65, $439 and $137 from related parties for the three months ended June 30, 2005 and 2004, and for the six months ended June 30, 2005 and 2004, respectively	1,004	532	2,039	1,021
License fees	491	566	1,271	1,148
Interest income, including $180, $30, $381 and $120 from related parties for the three months ended June 30, 2005 and 2004, and for the six months ended June 30, 2005 and 2004, respectively	777	116	1,377	270
Other, including $170, $122, $272 and $246 from related parties for the three months ended June 30, 2005 and 2004, and for the six months ended June 30, 2005 and 2004, respectively	284	228	524	426

Total revenues	19,282	18,234	40,590	37,406

Expenses
Employee compensation and benefits	8,673	8,445	17,917	16,610
Depreciation and amortization	1,084	1,081	2,092	1,827
Technology and communications	2,163	1,547	4,005	3,139
Professional and consulting fees	2,735	790	4,629	1,736
Warrant-related expense	—	—	—	2,524
Marketing and advertising	589	518	1,282	1,143
Moneyline revenue share to related party	—	356	(50)	820
General and administrative, including $13, $3, $21 and $6 to related parties for the three months ended June 30, 2005 and 2004, and for the six months ended June 30, 2005 and 2004, respectively	1,223	1,239	2,527	2,341

Total expenses	16,467	13,976	32,402	30,140

Income before income taxes	2,815	4,258	8,188	7,266
Provision (benefit) for income taxes	991	(38,794)	3,307	(38,702)

Net income	$1,824	$43,052	$4,881	$45,968

Net income per common share
Basic	$0.07	$12.18	$0.18	$12.21
Diluted	$0.05	$1.44	$0.14	$1.54
Weighted average shares used to compute net income per common share
Basic	27,727,594	3,300,453	27,577,551	3,298,192
Diluted	35,424,799	29,981,009	35,453,881	29,921,080
The accompanying notes are an integral part of these consolidated financial statements.

MARKETAXESS HOLDINGS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
	(In Thousands)
	2005	2004
	(Unaudited)	(Unaudited)
		(Restated)
Cash flows from operating activities

Net income	$4,881	$45,969
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	2,092	1,827
Warrant-related expense	—	2,524
Amortization of earned compensation	306	13
Issuance of stock options to directors and non-employees	43	2
Compensation expense related to stock option issuance	760	999
Write-off of an intangible asset	—	121
Other comprehensive (loss)	(70)	(119)
Deferred taxes	3,029	(38,913)
Provision for bad debts	(82)	272
Changes in operating assets and liabilities:
(Increase) in accounts receivable, including increases of $1,247 and $266 from related parties for six months ended June 30, 2005 and 2004, respectively	(1,570)	(2,258)
(Increase) decrease in prepaid expenses	(562)	(360)
(Increase) decrease in other assets	—	(3,143)
(Decrease) in accrued employee compensation	(5,873)	(3,231)
(Decrease) in deferred license revenue	(1,218)	(373)
Increase (decrease) in accounts payable, accrued expenses and other liabilities, including increases of $0 and $140 from related parties for the six months ended June 30, 2005 and 2004, respectively	1,619	99

Net cash provided by operating activities	3,355	3,429

Cash flows from investing activities
Short-term investments
Proceeds from sales	5,797	27,334
Purchases	—	(29,324)
Securities available-for-sale:
Proceeds from sales	17,000	—
Purchases	(82,163)	—
Securities held to maturity:
Proceeds from maturities	35,463	—
Purchases	(39,438)	—
Securities and cash provided as collateral	1	—
Purchase of furniture, equipment and leasehold improvements	(350)	(657)
Capitalization of software development costs	(1,346)	(2,178)

Net cash used in investing activities	(65,036)	(4,825)

Cash flows from financing activities
Proceeds received from the exercise of stock options	1,659	47

Net cash provided by financing activities	1,659	47

Cash and cash equivalents
Net decrease for the period	(60,022)	(1,349)
Beginning of period	97,652	20,591

End of period	$37,630	$19,242

The accompanying notes are an integral part of these consolidated financial statements.

MARKETAXESS HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Unaudited
(in thousands, except share and per share amounts)
1. Organization and Principal Business Activity
     MarketAxess Holdings Inc. (the “Company”) was incorporated in the State of Delaware on April 11, 2000. Through its subsidiaries, the Company operates an electronic, multi-dealer to client platform primarily for the trading of U.S. and European high-grade corporate bonds and sovereign and corporate bonds issued by entities domiciled in an emerging markets country. The Company facilitates transactions between its broker-dealer and institutional investor clients. The Company’s broker-dealer clients are: ABN Amro, Banc of America Securities, Barclays, Bear Stearns, BNP Paribas, Citigroup, Credit Suisse First Boston, Deutsche Bank, DZ Bank AG, First Tennessee National, Goldman Sachs, HSBC, ING Financial Markets, JPMorgan, Jefferies & Company, Lehman Brothers, Merrill Lynch, Morgan Stanley, The Royal Bank of Scotland, Santander Investment Securities, Société Générale, UBS and Wachovia.
     The Company’s stockholder broker-dealer clients include ABN Amro, Banc of America Securities, Bear Stearns, BNP Paribas, Credit Suisse First Boston, Deutsche Bank, JPMorgan, Lehman Brothers and UBS. All of these broker-dealer clients constitute related parties of the Company (together, the “Stockholder Broker-Dealer Clients”). In addition, Moneyline Telerate (“Moneyline”) provided certain software development services to the Company and had a revenue-sharing agreement with the Company, and is also considered a related party. In February 2005, the Company ceased using the technology platform that was covered under the Moneyline revenue-sharing agreement.
     The Company’s U.S. subsidiary, MarketAxess Corporation, is a registered broker-dealer with the U.S. Securities and Exchange Commission (“SEC”) and is a member of the National Association of Securities Dealers, Inc. (“NASD”) The Company also has two international subsidiaries: MarketAxess Europe Limited (“MarketAxess Europe”), which is a registered dealer with the Financial Services Authority (“FSA”) in the United Kingdom (“U.K.”), and MarketAxess Leasing Limited (collectively with MarketAxess Europe, the “U.K. Subsidiaries”). In May 2003, the Company incorporated a Canadian subsidiary, MarketAxess Canada Limited. This entity has not been funded; however, the Company has provided funds to cover limited operating expenses.
2. Significant Accounting Policies
Restatement
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
     During 2005, the Company retained new tax advisors who assisted with the preparation of the 2004 tax returns. In reconciling the 2004 tax returns to the Provision (benefit) for income taxes on the 2004 Consolidated Statements of Operations, the Company identified that for the three months ended June 30, 2004, the tax benefit of $39,737 and the net income of $43,995 had each been overstated by $942 and, for the six months ended June 30, 2004, the tax benefit of $39,644 and the net income of $46,911 had each been overstated by $942. For the year ended December 31, 2004, the tax benefit of $41,330, the net income of $58,646 and the related Deferred tax asset of $41,410 had each been overstated by $1,059.
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
     The $1,059 overstatement primarily resulted from the incorrect recording of deferred tax assets in respect of compensation expense for incentive stock options, alternative minimum tax credits and other items identified in the preparation of the 2004 tax return. The net Deferred tax asset as of December 31, 2004 of $41,410 and as of March 31, 2005 of $39,406, respectively, had each been overstated by $1,059.

MARKETAXESS HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Unaudited (Continued)
(in thousands, except share and per share amounts)
     The effect of the restatement resulted in the following changes:

	As of and for the year ended December 31, 2004		As of and for the six months ended June 30, 2004		For the three months ended June 30, 2004
	As previously		As previously		As previously
	reported	Restated	reported	Restated	reported	Restated
	(In thousands, except per share amounts)
	(Unaudited)
Consolidated Statements of Financial Condition:
Deferred income taxes	$41,410	$40,351	$39,855	$38,913	—	—
Accumulated Deficit	(99,578)	(100,637)	(107,368)	(108,310)	—	—

Statement of Operations:
Benefit for income taxes	$(41,330)	$(40,271)	$(39,644)	$(38,702)	$(39,737)	$(38,795)
Net income	58,646	57,587	46,911	45,969	43,995	43,053

Net income per common share:
Basic	$6.90	$6.76	$12.50	$12.21	$12.47	$12.18
Diluted	$1.91	$1.88	$1.57	$1.54	$1.47	$1.44
Basis of Presentation
     The consolidated financial statements include the accounts of the Company and its subsidiaries, MarketAxess Corporation, MarketAxess Europe, MarketAxess Leasing Limited and MarketAxess Canada Limited. All intercompany transactions and balances have been eliminated.
     The accompanying interim consolidated financial statements as of June 30, 2005 and for the three and six months ended June 30, 2005 and 2004 and notes thereto are prepared in accordance with accounting principles generally accepted in the U.S. In the opinion of management, they reflect all adjustments (consisting only of normal and recurring adjustments) necessary for a fair statement of the Company’s financial position, results of operations and cash flows. Interim results are not necessarily indicative of results expected for the full year or for any future period.
     Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the U.S. have been condensed or omitted pursuant to such rules and regulations; however, in the opinion of management, the accompanying consolidated financial statements include all adjustments necessary to present fairly the financial position of MarketAxess Holdings Inc., the results of its operations and its cash flows for the periods indicated. This report should be read in conjunction with our consolidated financial statements and footnotes therein included in our annual report on Form 10-K/A for the year ended December 31, 2004.
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

MARKETAXESS HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Unaudited (Continued)
(in thousands, except share and per share amounts)
Securities Available-for-Sale and Held-to-Maturity
     The Company has classified certain of its marketable securities as Available-for-sale securities. Unrealized marketable securities gains and losses are reflected as a net amount under the caption of Accumulated other comprehensive loss on the Consolidated Statement of Financial Condition. Realized gains and losses are recorded within the Consolidated Statement of Operations under the caption Other income or expense. For the purpose of computing realized gains and losses, cost is identified on a specific identification basis.
     The Company has classified certain of its marketable securities as Held-to-maturity, as the Company has the intent and ability to hold these securities to maturity. The securities are carried at amortized cost using the specific identification method. Interest income is recorded using an effective interest rate, with the associated premium or discount amortized to interest income.
     The Company assesses whether an other-than-temporary impairment loss on the investments has occurred due to declines in fair value or other market conditions. Declines in fair value that are considered other than temporary are recorded as charges in the Consolidated Statement of Operations.
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
Stock-Based Compensation for Employees
     The Company accounts for stock-based employee compensation plans (the “Plans”) in accordance with Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”), as permitted by Statement of Financial Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation.” In accordance with APB No. 25, compensation expense is recognized for stock awards that have intrinsic value on the date of grant. Unearned compensation is amortized and charged to income over the vesting period.

MARKETAXESS HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Unaudited (Continued)
(in thousands, except share and per share amounts)
     Had compensation expense for the Company’s Plans been determined based on the fair value at the grant dates for awards to employees under the Plans, consistent with SFAS No. 123(R), the Company’s Net income for the periods presented would have been decreased to the pro forma amount as indicated below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
		(Restated)		(Restated)
Net income
As reported	$1,824	$43,052	$4,881	$45,968
Compensation expense, after related tax effects	211	95	466	159

Pro forma	$1,613	$42,957	$4,415	$45,809

Basic net income per common share	$0.07	$12.18	$0.18	$12.21

Diluted net income per common share	$0.05	$1.44	$0.14	$1.54

Basic net income per common share — pro forma	$0.06	$12.15	$0.16	$12.16

Diluted net income per common share — pro forma	$0.05	$1.43	$0.12	$1.53

     In calculating the fair market value of the options granted, the following assumptions were used:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Weighted-Average Grant Date Fair Market Value of Common Stock	$14.37	$17.00	$14.06	$16.59
Dividend Yield	0.00%	0.00%	0.00%	0.00%
Weighted-Average Expected Life (years)	3.00	3.00	3.00	3.00
Weighted-Average Risk-Free Interest Rate	3.70%	2.91%	3.69%	2.51%
Weighted-Average Expected Volatility	22.27%	28.09%	19.97%	30.64%
     Starting in January 2006, the Company will adopt SFAS No. 123(R), “Share-Based Payment” (“SFAS No. 123(R)”), which requires previously granted but unvested awards to be recorded as an expense on a prorated basis over the remaining vesting period.
     On a monthly basis, the Company amortizes as earned compensation the fair value of restricted stock grants over the appropriate vesting periods. For the three months and six months ended June 30, 2005, the Company recognized $162 and $306, respectively, of amortization expense that is included in Employee compensation and benefits in the Consolidated Statements of Operations.
     The Company issued 129,500 shares of restricted stock to senior management and 50,500 shares of restricted stock to other employees during the quarter ended March 31, 2005. During the three months ended March 31, 2005, the Company cancelled 1,000 shares of restricted stock. As of March 31, 2005, 179,000 shares of restricted stock remained outstanding to employees. At the date of issue, the Company’s common stock had a weighted average fair value of $15.37 per share. The restricted shares issued to senior management vest over a five-year period and can achieve accelerated vesting if certain Company performance goals are achieved. During the three months ended June 30, 2005, the Company cancelled 7,500 shares of restricted stock. As of June 30, 2005, 171,500 shares of restricted stock remain outstanding to employees.

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
     Commissions are generally calculated as a percentage of notional dollar volume of bonds traded on our platform and can vary based on the type, size, yield and maturity of the bond traded. For U.S. high-grade corporate bonds, we also generally charge a fixed monthly commission to our broker-dealer clients. Under the transaction fee plans, bonds that are more actively traded or that have shorter maturities are generally charged lower commissions, while bonds that are less actively traded or that have longer maturities generally command higher commissions.
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
Earnings Per Share
     Basic earnings per share (“EPS”) is calculated by dividing the net income available to common stockholders, which includes the effect of dividends accrued on the redeemable convertible preferred stock, by the weighted average number of common shares outstanding. Common shares outstanding includes common stock and restricted stock units for which no future service is required as a condition to the delivery of the underlying common stock.
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
     In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections ("SFAS 154"), which supersedes APB Opinion No. 20, Accounting Changes and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements. SFAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes retrospective application, or the latest practicable date, as the required method for reporting a change in accounting principle and the reporting of a correction of an error. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company will apply SFAS 154 in future periods when it becomes applicable.
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

	As of	As of
	June 30, 2005	December 31, 2004
Net capital	$17,511	$19,391
Required net capital	593	864

Excess amount over required net capital	$16,918	$18,527

Ratio of aggregate indebtedness to net capital	0.51 to 1	0.67 to 1
     MarketAxess Corporation claims exemption from SEC Rule 15c3-3, as it does not hold customer securities or funds on account, as defined.
     MarketAxess Europe is subject to certain financial resource requirements of the FSA. A summary of these financial resource requirements is as follows:

	As of	As of
	June 30, 2005	December 31, 2004
Financial resources	$11,524	$12,488
Resource requirement	3,650	4,393

Excess financial resources	$7,874	$8,095

     MarketAxess Corporation and MarketAxess Europe are subject to U.S. and U.K. regulations as broker-dealers which prohibit repayment of borrowings from the Company or affiliates, paying cash dividends, making loans to the Company or affiliates or otherwise entering into transactions that result in a significant reduction in regulatory net capital or financial resources, respectively, without prior notification to or approval from such broker-dealer’s principal regulator.
4. Securities
     In January 2005, the Company entered into investment advisory agreements with two of its Stockholders Broker-Dealer Clients.
     The following is a summary of the Company’s securities as of June 30, 2005:

	As of June 30, 2005
		Gross	Gross
	Amortized	unrealized	unrealized	Fair
	cost	gains	losses	value
Available-for-sale securities
Federal agency issues and municipal securities	$55,170	$—	$(32)	$55,138
Corporate Bonds	10,066	1	(42)	10,025

Total available-for-sale securities	$65,236	$1	$(74)	$65,163

Held-to-maturity securities
Commercial Paper	$3,975	$—	$—	$3,975

Total held-to-maturity securities	$3,975	$—	$—	$3,975

MARKETAXESS HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Unaudited (Continued)
(in thousands, except share and per share amounts)
5. Furniture, Equipment and Leasehold Improvements
     Furniture, equipment and leasehold improvements, net, are comprised of the following:

	As of	As of
	June 30, 2005	December 31, 2004
Computer and related equipment	$11,015	$10,825
Office hardware	2,977	2,921
Furniture and fixtures	1,481	1,377
Accumulated depreciation	(11,830)	(11,203)

Total furniture and equipment, net	3,643	3,920

Leasehold improvements	2,213	2,212
Accumulated amortization	(1,176)	(1,053)

Total leasehold improvements, net	1,037	1,159

Total furniture, equipment and leasehold improvements, net	$4,680	$5,079

6. Software Development Costs
     Software development costs, net, are comprised of the following:

	As of	As of
	June 30, 2005	December 31, 2004
Software development costs	$7,798	$16,704
Accumulated amortization	(2,208)	(11,117)

Total software development costs, net	$5,590	$5,587

     The Company accounts for software development costs under the provisions of SOP No. 98-1. During the three and six months ended June 30, 2005, software development costs totaling $792 and $1,346, respectively, were capitalized. Non-capitalized software costs and routine maintenance costs are expensed as incurred and are included in Employee compensation and benefits, Technology and communications and Professional and consulting fees in the Consolidated Statements of Operations.
     For the six months ended June 30, 2005, the Company removed from its books and records capitalized software development with a cost of $10,252 that is no longer in use. Since this software was fully amortized, there was no effect in the Consolidated Statement of Operations.

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
     The Company’s provision for income taxes, included in the Consolidated Statements of Operations as determined in accordance with SFAS No. 109, is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
		(Restated)		(Restated)
Current:
Federal	$—	$88	$—	$171
State and local	(3)	11	117	19
Foreign	23	21	58	21

Current provision for income taxes	20	120	175	$211

Deferred:
Federal	655	(29,189)	1,922	$(29,189)
State and local	224	(9,725)	628	(9,724)
Foreign	92	—	582	—

Deferred income tax (benefit)	971	(38,914)	3,132	$(38,913)

Provision (benefit) for income taxes	$991	$(38,794)	$3,307	$(38,702)

     The difference between the Company’s reported provision for income taxes and the amount computed by multiplying pre-tax income by federal statutory rates is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
		(Restated)		(Restated)
Federal tax at statutory rate	$939	$1,122	$2,765	$2,464
Permanent differences	125	255	177	304
State and local taxes — net of federal benefit	347	102	881	581
Foreign taxes	5	21	(32)	21
Alternative minimum taxes	55	107	135	190
Change in valuation allowance	(46)	(40,721)	(91)	(42,582)
Net operating loss carryforwards	—	(496)	—	(496)
Non deductible employee stock options	(198)	1,479	(198)	1,479
Tax credits	(242)	(320)	(321)	(320)
Other	6	(343)	(9)	(343)

Provision (benefit) for income taxes	$991	$(38,794)	$3,307	$(38,702)

MARKETAXESS HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Unaudited (Continued)
(in thousands, except share and per share amounts)
     The following is a summary of the Company’s gross deferred tax asset, reduced to a net deferred asset by a valuation allowance:

	As of	As of
	June 30, 2005	December 31, 2004
		(Restated)
Deferred tax assets:
Net operating loss carryforwards
U.S.	$38,111	$41,164
Foreign	3,211	3,801
Depreciation	535	590
Deferred option compensation expense	1,194	769
Warrant expense	10,959	10,959
Allowance for doubtful accounts	90	123
Unrealized losses on securities available-for-sale and foreign exchange	72	—
Restructuring charges	1,246	1,301
Charitable contributions carryforwards	77	49
Goodwill and other intangible assets	406	428
Tax credits	1,946	1,786

Total deferred tax assets	57,847	60,970
Valuation allowance	(18,045)	(18,136)

Net deferred tax assets	39,802	42,834
Deferred tax liability:
Capitalized software development costs	(2,480)	(2,483)

Deferred tax assets, net	$37,322	$40,351

The rollforward of the valuation allowance is as follows:

	As of	As of
	June 30, 2005	December 31, 2004
Valuation allowance at beginning of period	$18,136	$64,252
Charge to decrease valuation allowance attributable to:
Net operating losses and temporary differences —
U.S.	(91)	(41,095)
Foreign	—	(5,021)

Valuation allowance at end of period	$18,045	$18,136

     As of June 30, 2005, the Company had net operating loss carryforwards for income tax purposes of $94,280. The U.S. net operating loss carryforwards as of June 30, 2005 totaling $83,577 will begin to expire in 2019 and the U.K. net operating loss carryforwards as of June 30, 2005 totaling $10,703 do not expire. In 2000 and 2001, MarketAxess Holdings Inc. and MarketAxess Corporation, respectively, had an ownership change within the meaning of Section 382 of the Internal Revenue Code (“Section 382”). As a result of Section 382 and pertinent tax provisions, the utilization of $32,740 and $39,014 on a tax basis and book basis, respectively, of the Company’s net operating loss carryforwards existing at the date of the ownership change is subject to significant limitations. In addition, the Company’s net operating loss carryforwards may be subject to additional annual limitations if there is a 50% or greater change in the Company’s ownership, as determined over a rolling three-year period.
8. Accumulated Other Comprehensive Loss
     The Accumulated other comprehensive loss is comprised of cumulative currency translation adjustments and unrealized losses on Available-for-sale securities. Amounts presented for the six months ending June 30, 2005 are net of income taxes. Cumulative currency translation adjustments result from operations for which the functional currency is a currency other than the U.S. dollar. These items are reflected as a component of Stockholders’ equity

MARKETAXESS HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Unaudited (Continued)
(in thousands, except share and per share amounts)
on the Consolidated Statements of Financial Condition. The following table presents the summary of Accumulated other comprehensive loss for the periods presented:

	As of	As of
	June 30, 2005	December 31, 2004
Accumulated other comprehensive income (loss), beginning of period	$(342)	$19
Cumulative currency translation adjustments, net of taxes	(38)	(361)
Unrealized losses on Available-for-sale securities, net of taxes	(32)	—

Accumulated other comprehensive income (loss), end of period	$(412)	$(342)

9. Related Parties
     As of and for the periods then ended, the Company had the following balances and transactions with the Stockholder broker-dealer clients or their affiliates:

	As of	As of
	June 30, 2005	December 31, 2004
Cash and cash equivalents	$27,774	$86,711
Accounts receivable	$8,472	$7,225
Accounts payable, accrued expenses and other liabilities	$—	$530

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004)
Commissions	$9,617	$9,375	$20,308	$19,925
Information and user access fees	$227	$65	$439	$137
Interest income, including interest on employee loans of $18, $19, $36 and $98	$180	$30	$381	$120
Other income	$170	$122	$272	$246
General and administrative expenses	$13	$3	$21	$6
     Securities and cash provided as collateral include $3,298 and $3,299 of U.S. government obligations as of June 30, 2005 and December 31, 2004, respectively, and $500 in cash as of June 30, 2005 and December 31, 2004 on deposit with a related party in its role as a custodian.
     On November 4, 2004, the Company completed the initial public offering of its common stock. The initial public offering generated net proceeds of $53,939. At December 31, 2004, the $53,939 was recorded as Cash and cash equivalents. Two Stockholder Broker-Dealer Clients act in an investment advisory and custodial capacity for the Company. As of June 30, 2005, the securities under management by these parties are included in the Consolidated Statements of Financial Condition as $65,163 in Available-for-sale securities and $3,975 in Held-to-maturity securities. For the six months ended June 30, 2005, investment advisory fees paid to these Stockholder Broker-Dealer Clients were $16 and are included in General and administrative expenses in the Consolidated Statements of Operations. Also included in General and administrative expenses in the Consolidated Statement of Operations for the six months ended June 30, 2005 and 2004 is $6 in bank fees paid to a related party for each period.

MARKETAXESS HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Unaudited (Continued)
(in thousands, except share and per share amounts)
10. Stock Option Plans
     The Company’s stock option activity for employees, officers and directors is summarized as follows:

		Weighted-
		Average
	Shares	Exercise Price
Outstanding at December 31, 2004	4,907,582	$5.17
Granted	1,081,000	$14.00
Cancelled	(166,396)	$12.81
Exercised	(568,394)	$3.08

Outstanding at June 30, 2005	5,253,792	$6.97

     The following table summarizes information regarding the stock options granted:

	As of June 30, 2005
	Options Outstanding			Options Exercisable
		Weighted-Average			Weighted-
		Remaining	Weighted-Average	Number	Average
Range of Exercise Prices	Outstanding	Contractual Life	Exercise Price	Exercisable	Exercise Price
$2.10 - $5.00	3,244,289	6.97	$2.78	2,709,225	$2.80
$5.01 - $10.00	127,916	9.10	$9.06	29,898	$7.92
$10.01 - $15.00	1,148,499	8.98	$12.97	351,895	$13.68
$15.01 - $19.60	733,088	9.42	$15.83	42,537	$17.01
11. Earnings Per Share
SFAS No. 128, “Earnings Per Share,” requires the presentation of basic and diluted EPS in the Consolidated Statements of Operations. Basic EPS is computed by dividing the net income (loss) attributable to common stock, which includes, only for the 2004 periods, the effect of dividends accrued on the redeemable convertible preferred stock, by the weighted-average number of shares of common stock outstanding for the period. Diluted EPS is computed using the same method as basic EPS, but in the denominator, shares of common stock outstanding reflect the potential dilution that could occur if convertible securities or options and warrants to issue common stock were converted into or exercised for common stock. In November 2004, at the completion of our initial public offering, the redeemable convertible preferred stock and convertible preferred stock was converted into 13,899,683 shares of common stock and 4,266,310 shares of non-voting common stock and are included in the computation of diluted EPS for the three and six months ended June 30, 2005.
Basic and diluted earnings per common share were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
		(Restated)		(Restated)
Basic EPS
Net income	$1,824	$43,052	$4,881	$45,968
Less: preferred stock dividends	—	(2,848)	—	(5,696)

Net income attributable to common stock	$1,824	$40,204	$4,881	$40,272

Weighted-average common shares outstanding	27,727,594	3,300,453	27,577,551	3,298 ,192
Net income per common share	$0.07	$12.18	$0.18	$12.21
Diluted EPS
Net income	$1,824	$43,052	$4,881	$45,968
Weighted-average common shares outstanding and common stock equivalents	35,424,799	29,981,009	35,453,881	29,921,080
Net income per common share	$0.05	$1.44	$0.14	$1.54

MARKETAXESS HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Unaudited (Continued)
(in thousands, except share and per share amounts)
     As of June 30, 2004, the conversion of 18,122,659 shares of redeemable convertible preferred stock, 4,969,775 warrants and 3,530,455 stock options were not included in the computation of diluted earnings per share because their effect would have been anti-dilutive.
12. Commitments and Contingencies
     The Company leases office space under non-cancelable lease agreements expiring at various dates through 2011. These leases are subject to escalation based on certain costs incurred by the landlord.
     Minimum rental commitments under such leases, net of sublease income and restated for the foreign exchange rate as of June 30, 2005, are as follows:

Year Ended December 31,	Minimum Rentals
2005 Remaining	$1,030
2006	2,270
2007	2,246
2008	2,246
2009	2,246
Thereafter through 2011	5,772
     The rental expense for the three and six months ended June 30, 2005 was $472 and $479, respectively, and for the three and six months ended June 30, 2004 was $863 and $873, respectively. Rental expense is included in General and administrative expenses in the Consolidated Statements of Operations.
     Rental expense has been recorded based on the total minimum lease payments after giving effect to rent abatement and concessions, which are being amortized on a straight-line basis over the life of the lease, and sublease income.
     The Company has entered into sublease agreements for two of its properties. The following table summarizes information regarding the sublease provisions:

				Sublease Loss Provision as of:
	Commencement	Termination	Sublease	June 30,	December 31,
Location	Date	Date	Rental	2005	2004
New York, NY	February 1, 2002	April 30, 2006	$71	$—	$—
	May 1, 2006	April 14, 2011	77	1,245	1,344
London, U.K	May 9, 2002	March 25, 2010	36	—	—
     As provided for in the London sublease agreement, the sublessee has exercised its early termination option and paid the Company’s U.K. subsidiary an early termination fee. The Company is amortizing the termination fee over the remaining life of the sublease and as of June 30, 2005 the remaining termination fee is $189. The Company is not anticipating subleasing and will occupy the space.
     The Company is contingently obligated for standby letters of credit that were issued to landlords for office space. The Company uses a U.S. government obligation as collateral for these standby letters of credit and for the Company’s foreign currency forward contracts. This collateral is included with Securities and cash provided as collateral on the Consolidated Statements of Financial Condition and had a fair market value of $3,298 and $3,299 as of June 30, 2005 and December 31, 2004 respectively.

MARKETAXESS HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Unaudited (Continued)
(in thousands, except share and per share amounts)
13. Supplemental Cash Flow Disclosure of Non-Cash-Activities
     The following is a description of non-cash activity:

	Six Months Ended June 30,
	2005	2004
		(Restated)
Accrued and undeclared dividends on redeemable convertible preferred stock	$—	$5,696
Warrant related expense	—	2,524
Stock option issuance to directors and non-employees	43	2
Reclass of deferred tax asset for incentive stock option compensation	760	999
Deferred taxes on employee disqualifying dispositions of incentive stock options	1,502	—

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
Executive Overview
     MarketAxess operates one of the leading platforms for the electronic trading of corporate bonds and certain other types of fixed-income securities. Through our platform, 572 active institutional investor client firms (firms that executed at least one trade through our electronic trading platform between July 2004 and June 2005) can access the aggregate liquidity provided by the collective interest of our 23 broker-dealer clients in buying or selling bonds through our platform. One new broker-dealer client went live on the platform during the quarter. Our active institutional investor clients include investment advisers, mutual funds, insurance companies, public and private pension funds, bank portfolios and hedge funds. We are continuing to invest in efforts to further penetrate the important hedge fund client segment. We also provide data and analytical tools that help our clients make trading decisions and we facilitate the trading process by electronically communicating order information between trading counterparties.
     Our multi-dealer trading platform allows our institutional investor clients to simultaneously request competing, executable bids or offers from our broker-dealer clients and execute trades with the broker-dealer of their choice from among those that choose to respond. We offer our broker-dealer clients a solution that enables them to efficiently reach our institutional investor clients for the distribution and trading of bonds. In addition to U.S. high-grade corporate bonds and European high-grade corporate bonds, we also offer our clients the ability to trade agencies, high-yield bonds and emerging markets bonds, which we define as sovereign and corporate bonds issued by entities domiciled in an emerging markets country, including both investment-grade and non-investment grade debt.
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
Commission Revenue Trends
     Commissions are generally calculated as a percentage of notional dollar volume of bonds traded on our platform and can vary based on the type, size, yield and maturity of the bond traded. For U.S. high-grade corporate bonds, we also generally charge a fixed monthly commission to our broker-dealer clients.
     Our standard fee schedule for U.S. high-grade corporate bonds was revised in August 2003 to provide lower average transaction commissions for dealers who transacted higher U.S. high-grade volumes through our platform, while at the same time providing us with an element of fixed commissions over the two-year term of the plans. One of the revised plans that was well suited for our most active broker-dealer clients included a fee cap that limited the potential growth in U.S. high-grade revenue. The fee caps were set to take effect at volume levels significantly above those being transacted at the time the revised transaction fee plans were introduced. Most of our broker-dealer clients entered into fee arrangements with respect to the trading of U.S. high-grade corporate bonds that included both a fixed component and a variable component. These agreements had been scheduled to expire during the third quarter of 2005.
     On June 1, 2005, we introduced a new fee plan primarily for secondary market transactions in U.S. high-grade corporate bonds executed on our electronic trading platform. As of June 30, 2005, 16 of our U.S. high-grade broker-dealer clients have signed new two-year agreements that supersede the fee arrangements that we entered into with many of our broker-dealer clients during the third quarter of 2003. The new plan incorporates higher fixed monthly fees and lower variable fees for our broker-dealer clients than the previous U.S. high-grade corporate transaction fee plans described above, and incorporates volume incentives to our broker-dealer clients that are designed to increase the volume of transactions effected on our platform. Under the new fee plans, the Company does not charge for inquiries that an institutional investor client sends to a single broker-dealer client which result in the execution of a transaction. The combination of higher fixed and lower variable fees in the new plan results in higher revenue to the Company at lower volume levels but will limit revenue growth in the future for U.S. high-grade corporate bond trading as volume levels increase.
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
     We charge information services fees for Corporate BondTicker to our broker-dealer clients, institutional investor clients and data only subscribers. Corporate BondTicker combines National Association of Securities Dealers, Inc. (“NASD”) Trade Reporting and Compliance Engine (“TRACE”) data with MarketAxess data and analytical tools to provide a comprehensive set of corporate bond information. The information services fee is a flat monthly fee, based on the level of service. We also generate information service fees from the sale of bulk data to certain institutional investor clients and data-only subscribers. We anticipate that revenues other than commissions will grow as we expand our data and information services offerings.
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
     As a public company, we are subject to the requirements of the Sarbanes-Oxley Act of 2002, which requires us to incur significant expenditures in the near term to establish systems and hire and train personnel to comply with these requirements. In addition, as a public company, we are required, pursuant to SFAS No. 123(R), “Share-Based Payment” (“SFAS No. 123(R)”), which will be effective on January 1, 2006, to record compensation expense based on the fair value of options issued to employees. Currently, we are only required to record compensation expense to the extent that the fair value of our common stock exceeds the exercise price of the options on the measurement date.
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
     During 2005, the Company retained new tax advisors who assisted with the preparation of the 2004 tax returns. In reconciling the 2004 tax returns to the Provision (benefit) for income taxes on the 2004 Consolidated Statements of Operations, the Company identified that for the three months ended June 30, 2004, the tax benefit of $39.7 million and the net income of $44.0 million had each been overstated by $0.9 million and, for the six months ended June 30, 2004, the tax benefit of $39.6 million and the net income of $46.9 million had each been overstated by $0.9 million. For the year ended December 31, 2004, the tax benefit of $41.3 million, the net income of $58.6 million and the related Deferred tax asset of $41.4 million had each been overstated by $1.1 million.
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

Results of Operations
     Three Months Ended June 30, 2005 Compared to Three Months Ended June 30, 2004
Overview
     For the three months ended June 30, 2005, Income before income taxes decreased by $1.5 million to $2.8 million compared to Income before income taxes of $4.3 million for the three months ended June 30, 2004. Net income decreased by $41.3 million to $1.8 million compared to Net income of $43.1 million for the three months ended June 30, 2004. During the three months ended June 30, 2004, the Company booked an income tax benefit of $38.8 million due to the recognition of a net deferred tax asset primarily resulting from prior years’ net operating losses.
     Total revenues increased by $1.1 million or 5.7% to $19.3 million for the three months ended June 30, 2005 from $18.2 million for the three months ended June 30, 2004. This increase in Total revenues was primarily due to increased Information and user access fees, which grew 88.7 % to $1.0 million for the three months ended June 30, 2005 from $0.5 million for the comparable period in 2004, as well as Interest income of $0.8 million compared to $0.1 million for the three months ended June 30, 2004.
     Total expenses for the three months ended June 30, 2005 increased 17.8% to $16.5 million, compared to $14.0 million in the three months ended June 30, 2005. Professional and consulting fees increased to $2.7 million, compared to $0.8 million in the three months ended June 30, 2005, largely due to increased costs associated with being a public company and increased recruiting and technology consulting costs. Technology and communications increased to $2.2 million, compared to $1.5 million in the three months ended June 30, 2005, largely due to increased costs relating to market data, production telecommunications and data center hosting. Employee compensation and benefits increased to $8.7 million compared to $8.4 million in the three months ended June 30, 2005, as a result of new hires. These increases were offset by the lack of Moneyline revenue share. The Moneyline revenue share program concluded in the three months ended March 31, 2005 and accounted for $0.4 million of expense during the three months ended June 30, 2005.
Revenues
     Our revenues for the three months ended June 30, 2005 and June 30, 2004, and the resulting dollar and percentage change, are as follows:

	Three months ended June 30,
	2005		2004
		% of		% of	$
	$	Revenues	$	Revenues	Change	% Change
	($ in thousands)
Revenues
Commissions
U.S. high-grade	$11,562	60.0%	$11,492	63.0%	$70	0.6%
European high-grade	3,336	17.3	3,622	19.9	(286)	(7.9)
Other	1,828	9.5	1,678	9.2	150	8.9

Total commissions	16,726	86.8	16,792	92.1	(66)	(0.4)
Information and user access fees	1,004	5.2	532	2.9	472	88.7
License fees	491	2.5	566	3.1	(75)	(13.3)
Interest income	777	4.0	116	0.6	661	569.8
Other	284	1.5	228	1.3	56	24.6

Total revenues	$19,282	100.0%	$18,234	100.0%	$1,048	5.7%

     We have historically earned most of our commissions and most of our revenues from the nine broker-dealer clients (ABN Amro, BNP Paribas, Banc of America, Bear Stearns, Credit Suisse First Boston, Deutsche Bank, JPMorgan, Lehman Brothers and UBS) that are (or whose affiliates are) our stockholders. Affiliates of most of our broker-dealer clients are also among our institutional investor clients. A table detailing the amount of revenues generated by the nine broker-dealer clients that are also stockholders and their respective affiliates, as well as the corresponding percentage of total revenues, is provided below for the three months ended June 30, 2005 and 2004:

	Three months ended June 30,
	2005	2004
	($ in thousands)
Total revenues generated by broker-dealer client stockholders and their respective affiliates

Commissions	$9,617	$9,375
Information and user access fees	227	65
Interest income	180	30
Other	170	122

Total revenues generated by broker-dealer client stockholders and their respective affiliates	$10,194	$9,592

Percentage of total revenues generated by broker-dealer client stockholders and their respective affiliates Commissions	57.5%	55.8%
Information and user access fees	22.6%	12.2%
Interest income	23.2%	9.8%
Other	59.8%	53.7%
Percentage of total revenues generated by broker-dealer client stockholders and their respective affiliates	55.9%	52.5%
     Commissions. Commissions are generally calculated as a percentage of notional dollar volume of bonds traded on our platform and can vary based on the type, size, yield and maturity of the bond traded. For U.S. high-grade corporate bonds, we also generally charge a fixed monthly commission to our broker-dealer clients. Under our transaction fee plans, bonds that are more actively traded or that have shorter maturities are generally charged lower commissions, while bonds that are less actively traded or that have longer maturities generally command higher commissions.
     Total commissions decreased by $0.1 million or 0.4% to $16.7 million for the three months ended June 30, 2005 from $16.8 million for the comparable period in 2004. This slight decrease was primarily due to a decrease in the amount of European high-grade commissions, offset by an increase in U.S. high-grade commissions and Other commissions. U.S. high-grade commissions increased by $0.1 million or 0.6% to $11.6 million for the three months ended June 30, 2005 from $11.5 million for the comparable period in 2004. European high-grade commissions decreased by $0.3 million or 7.9% to $3.3 million from $3.6 million for the comparable period in 2004. Other commissions increased by $0.2 million or 8.9% to $1.8 million from $1.7 million for the comparable period in 2004.
     The slight decrease in Total commissions was primarily due to a 3.3% reduction in the average commission per million from $243 per million for the three months ended June 30, 2004 to $235 per million for the three months ended June 30, 2005, offset by an increase in transaction volume from $69.1 billion for the three months ended June 30, 2004 to $72.1 billion for the three months ended June 30, 2005 generated by new and existing clients. This decrease in average commission per million was primarily attributable to the increasing volume of transactions with lower fees per million and an increase in the percentage of trades executed on the platform with shorter maturities, which generally generate lower commissions per million. The fixed monthly U.S. high-grade fees amounted to $5.7 million for the three months ended June 30, 2005 as compared to $4.6 million for the three months ended June 30, 2004. The total U.S. high-grade commissions aggregated $3.7 million for the month of June 2005 with an average commission per million of $305 as compared to commissions of $4.1 million and an average commission per million of $245 for the month of June 2004.

     Our trading volume and average fees per million traded for the three months ended June 30, 2005 and 2004, are as follows:

	Three months ended June 30,
	2005	2004
Trading Volume Data (in billions)
U.S. high-grade	$43.8	$44.2
European high-grade	17.0	17.6
Other	10.4	7.3

Sub Total	71.2	69.1
Single Dealer Inquiries	0.9	—

Total	$72.1	$69.1

Commissions (in thousands)
U.S. high-grade	$11,562	$11,492
European high-grade	3,336	3,622
Other	1,828	1,678

Total	$16,726	$16,792

Average Fee Per Million Traded
U.S. high-grade	$264	$260
European high-grade	$197	$206
Other	$175	$228
For All Products	$235	$243

Number of U.S. Trading Days	64	62
Number of U.K. Trading Days	63	63
     For volume reporting purposes, transactions in foreign currencies are converted to U.S. dollars at the exchange rates prevailing on the day the transactions were executed.
     Single dealer inquiries represent U.S. high-grade trades for the month of June on which no fees were charged in accordance with the new U.S. high-grade corporate bond fee plan that went into effect on June 1, 2005.
     The following table shows the extent to which the changes in revenue for the three months ended June 30, 2005 as compared to the three months ended June 30, 2004 were attributable to increases in volumes, reductions in the average level of commissions charged and other factors not related to commission revenues:

Three months ended
June 30, 2005
(in thousands)
Volume increases	$484
Average fee reductions	(550)
Increase in Information and user access revenue	472
Increase in Interest income	661
Other	(19)

Total revenue increase	$1,048

     Our active institutional investor clients and broker-dealer clients as of June 30, 2005 and June 30, 2004 are as follows:

	As of June 30,
	2005	2004
Institutional Investor Clients:
US	401	342
Europe	171	160

Total	572	502

Broker-Dealer Clients	23	19

     One new broker-dealer client went live on the platform during the quarter ended June 30, 2005.
     Information and User Access Fees. Information and user access fees consist of fees charged for Corporate BondTicker to our broker-dealer clients, institutional investor clients and data-only subscribers; and monthly access fees charged to institutional investor clients for the use of our platform. Information and user access fees increased by $0.5 million or 88.7% to $1.0 million for the three months ended June 30, 2005 from $0.5 million for the three months ended June 30, 2004. This increase was primarily due to an increase in the number of subscribers as well as changes to our Corporate BondTicker service fee schedule introduced in the third quarter of 2004.
     License Fees. License fees consist of fees received from broker-dealer clients for access to our trading platform through a non-exclusive and non-transferable license. The license fee is a one-time fee and is recognized in the first three months of the agreement in the estimated amount of the set-up costs that we incur and the remaining amount is amortized over the initial term of the agreement, which is generally three years. License fees decreased by $0.1 million or 13.3% to $0.5 million for the three months ended June 30, 2005 from $0.6 million for the three months ended June 30, 2004. This decrease was primarily attributable to lower amortization of monthly fees.
     Interest Income. Interest income consists of income earned on our investments. Interest income increased by $0.7 million or 569.8% to $0.8 million for the three months ended June 30, 2005 from $0.1 million for the comparable period in 2004. This increase was primarily due to higher cash and cash equivalents balances during the three months ended June 30, 2005 as compared to the comparable period in 2004.
     Other. Other revenues consist of telecommunications line charges to broker-dealer clients and other miscellaneous revenues. Other revenues increased to $0.3 million for the three months ended June 30, 2005 compared to $0.2 million for the three months ended June 30, 2004.

     Expenses
     Our expenses for the three months ended June 30, 2005 and June 30, 2004, and the resulting dollar and percentage change, are as follows:

	Three months ended June 30,
	2005		2004
		% of		% of
	$	Revenues	$	Revenues	$ Change	$ Change
	($ in thousands)
Expenses
Employee compensation and benefits	$8,673	45.0%	$8,445	46.3%	$228	2.7%
Depreciation and amortization	1,084	5.6	1,081	5.9	3	0.3
Technology and communications	2,163	11.2	1,547	8.5	616	39.8
Professional and consulting fees	2,735	14.2	790	4.3	1,945	246.2
Warrant-related expense	—	—	—	—	—	—
Marketing and advertising	589	3.1	518	2.8	71	13.7
Moneyline revenue share	—	—	356	2.0	(356)	(100.0)
General and administrative	1,223	6.3	1,239	6.8	(16)	(1.3)

Total expenses	$16,467	85.4%	$13,976	76.6%	$2,491	17.8%

     Employee Compensation and Benefits. Employee compensation and benefits is comprised of salaries, incentive compensation and related employee benefits and payroll taxes. Employee compensation and benefits increased by $0.2 million or 2.7% to $8.7 million for the three months ended June 30, 2005 from $8.4 million for the three months ended June 30, 2004. This increase was primarily due to increased employee benefit expenses and lower capitalization of technology development wages. The total number of employees increased to 177 as of June 30, 2005 from 175 as of June 30, 2004. As a percentage of total revenues, employee compensation and benefits expense slightly decreased to 45.0% for the three months ended June 30, 2005 from 46.3% for the three months ended June 30, 2004.
     Depreciation and Amortization. Depreciation and amortization expense results from the depreciation of fixed assets, which consist of computer hardware, furniture and fixtures, and the amortization of software, capitalized software development costs and leasehold improvements. Depreciation and amortization expense remained flat at $1.1 million for the three months ended June 30, 2005 compared to $1.1 million for the three months ended June 30, 2004. During the three months ended June 30, 2005, assets of $0.2 million, mainly consisting of equipment for our new disaster recovery facility, went into production. For the three months ended June 30, 2005, we capitalized $0.8 million of software development costs as compared to $1.4 million for the comparable period in 2004.
     Technology and Communications. Technology and communications expense consists primarily of costs for our network connections, data center hosting and data feeds provided by outside vendors or service providers. Technology and communications expense increased by $0.6 million or 39.8% to $2.2 million for the three months ended June 30, 2005 from $1.5 million for the three months ended June 30, 2004. This increase was attributable to increased costs relating to market data, production telecommunications and data center hosting.
     Professional and Consulting Fees. Professional and consulting fees consist of fees paid for accounting and legal fees, information technology and non-information technology consultants costs. Professional and consulting fees increased by $1.9 million or 246.2% to $2.7 million for the three months ended June 30, 2005 from $0.8 million for the three months ended June 30, 2004. This increase was primarily due to additional accounting, tax, non-technology consulting, legal and insurance expenses associated with becoming a public company, as well as increased recruiting and technology consulting costs.
     Marketing and Advertising. Marketing and advertising expense consists primarily of print and other advertising expenses we incur to promote our products and services. This expense also includes costs associated with attending or exhibiting at industry-sponsored seminars, conferences and conventions. Also included in this expense are travel and entertainment expenses incurred by our sales force to promote our trading platform and information services. Marketing and advertising expense increased by $0.1 million or 13.7% to $0.6 million for the three months ended

June 30, 2005 from $0.5 million for the three months ended June 30, 2004. This increase was primarily due to expenses we incurred for print and other advertising used to promote our electronic trading platform.
     Moneyline Revenue Share. Moneyline revenue share expense consists of expenses incurred pursuant to our agreement with Moneyline Telerate. Moneyline revenue share expense decreased from $0.4 million for the three months ended June 30, 2004 to $0 for the three months ended June 30, 2005. The Moneyline revenue share expense ended in February 2005, as we migrated away from the Moneyline technology platform to our new internally developed platform.
     General and Administrative. General and administrative expense consists primarily of occupancy and utilities, general travel and entertainment, staff training, board of directors costs, various state franchise taxes and U.K. value-added taxes. General and administrative expense decreased by $0.02 million or 1.3% to $1.2 million for the three months ended June 30, 2005. This decrease was primarily due to a decrease in state franchise taxes.
     Provision for Income Tax
     A net operating loss carryforward enables a company to apply net operating losses incurred during a current period against a future period’s profits in order to reduce tax liability in those future periods. In periods when a company is generating operating losses, its net operating loss carryforward will increase. The tax effect of the net operating loss carryforwards is recorded as a deferred tax asset. If the company does not believe that it is more likely than not it will be able to utilize the net operating loss carryforwards, it records a valuation allowance against the deferred tax asset.
     As of June 30, 2005, the Company had net operating loss carryforwards for income tax purposes of $94.3 million. The U.S. net operating loss carryforwards as of June 30, 2005 totaling $83.5 million will begin to expire in 2020 and the U.K. net operating loss carryforwards as of June 30, 2005 totaling $10.7 million do not expire. As of June 30, 2005 the Company had recorded a gross deferred tax asset of $57.8 million reduced to a net deferred tax asset of $37.3 million by a valuation allowance of $18.0 million and a deferred tax liability for capitalized software development cost of $2.5 million. The net operating losses will be carried forward to future years.
     For the three months ended June 30, 2005, we recorded an income tax provision of $1.0 million. The provision consists principally of $0.7 million in federal taxes $0.2 million in state and local taxes and $0.1 million in foreign taxes.
     For the three months ended June 30, 2004, we recorded an income tax benefit of $38.8 million. The benefit primarily consists of a reduction in the valuation allowance of $40.7 million relating to our deferred tax asset. This was offset with a charge of $1.9 million, which included federal, state and local and foreign taxes. We recorded a valuation allowance of $18.1 million against the gross deferred tax assets of $61.0 million arising from net operating loss carryforwards and temporary differences relating to deductibility of certain expenses for book and tax purposes. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which the temporary differences become deductible. The valuation allowance was reduced to $21.7 million during the three months ended June 30, 2004 based on our reassessment of the factors impacting the valuation allowance previously recorded. Such factors include five consecutive quarters of profitable operations in the U.S. and four consecutive quarters of profitable operations in the U.K., our expectation of continuing future profitable operations, our anticipation that we would be able to utilize certain net operating loss carryforwards during 2004 and our ability to utilize certain of the net operating loss carryforwards in future periods prior to their expiration.
     Had we not recorded the net deferred tax asset, the income tax expense for the three months ended June 30, 2004 would have been $0.5 million, representing alternative minimum taxes.
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

     Six Months Ended June 30, 2005 Compared to Six Months Ended June 30, 2004
Overview
     For the six months ended June 30, 2005, Income before income taxes increased by $0.9 million to $8.2 million compared to Income before taxes of $7.3 million for the six months ended June 30, 2004. Net income decreased by $41.1 million to $4.9 million compared to Net income of $46.0 million for the six months ended June 30, 2004. During the six months ended June 30, 2004, the Company booked an income tax benefit of $38.7 million due to the recognition of a net deferred tax asset primarily resulting from prior years’ net operating losses.
     Total revenues increased by $3.2 million or 8.5% to $40.6 million for the six months ended June 30, 2005 from $37.4 million for the six months ended June 30, 2004. This increase in total revenues was primarily due to the growth in the total volume of bonds traded on our platform, which grew 11.9% to $161.3 billion for the six months ended June 30, 2005 from $144.1 billion for the comparable period in 2004. Other contributors to the increase in Total revenues for the six months ended June 30, 2005 include a $1.0 million increase in Information and user access fees, a $0.1 million increase in License fees and a $1.1 million increase in Interest income.
     Total expenses for the six months ended June 30, 2005 increased 7.5% to $32.4 million, compared to $30.1 million in the first six months of 2004. Employee compensation and benefits increased to $17.9 million for the six months ended June 30, 2005, compared to $16.6 million for the comparable period of 2004, as a result of new hires and lower wage capitalization relating to software development. Professional and consulting fees increased to $4.6 million, compared to $1.7 million in the six months ended June 30, 2004, largely due to increased costs associated with being a public company. These increases were offset by the lack of warrant-related expense. The warrant program concluded in the first quarter of 2004 and accounted for $2.5 million of expense during that period. Moneyline revenue share expense decreased by $0.9 million to a benefit of $0.1 million for the six months ended June 30, 2005 due to reversal of a prior period overaccrual.
Revenues
     Our revenues for the six months ended June 30, 2005 and June 30, 2004, and the resulting dollar and percentage change, are as follows:

	Six months ended June 30,
	2005		2004
		% of		% of	$	%
	$	Revenues	$	Revenues	Change	Change
	($ in thousands)
Revenues
Commissions U.S. high-grade	$24,080	59.3%	$22,916	61.3%	$1,164	5.1%
European high-grade	7,737	19.1	8,143	21.8	(406)	(5.0)
Other	3,562	8.8	3,482	9.3	80	2.3

Total commissions	35,379	87.2	34,541	92.3	838	2.4
Information and user access fees	2,039	5.0	1,021	2.7	1,018	99.7
License fees	1,271	3.1	1,148	3.1	123	10.7
Interest income	1,377	3.4	270	0.7	1,107	409.5
Other	524	1.3	426	1.1	98	23.0

Total revenues	$40,590	100.0%	$37,406	100.0%	$3,184	8.5%

     We have historically earned most of our commissions and most of our revenues from the nine broker-dealer clients (ABN Amro, BNP Paribas, Banc of America, Bear Stearns, Credit Suisse First Boston, Deutsche Bank, JPMorgan, Lehman Brothers and UBS) that are (or whose affiliates are) our stockholders. Affiliates of most of our broker-dealer clients are also among our institutional investor clients. A table detailing the amount of revenues generated by the nine broker-dealer clients that are also stockholders and their respective affiliates, as well as the corresponding percentage of total revenues, is provided below for the six months ended June 30, 2005 and 2004:

	Six months ended June 30,
	2005	2004
	($ in thousands)
Total revenues generated by broker-dealer client stockholders and their respective affiliates
Commissions	$20,308	$19,925
Information and user access fees.	439	137

Interest income	381	120
Other	272	246

Total revenues generated by broker-dealer client stockholders and their respective affiliates	$21,400	$20,428

Percentage of total revenues generated by broker-dealer client stockholders and their respective affiliates
Commissions	57.4%	57.7%
Information and user access fees.	21.6%	13.4%
Interest income	25.0%	8.3%
Other	51.9%	57.9%
Percentage of total revenues generated by broker-dealer client stockholders and their respective affiliates	53.3%	56.0%
     Commissions. Commissions are generally calculated as a percentage of notional dollar volume of bonds traded on our platform and can vary based on the type, size, yield and maturity of the bond traded. For U.S. high-grade corporate bonds, we also generally charge a fixed monthly commission to our broker-dealer clients. Under our transaction fee plans, bonds that are more actively traded or that have shorter maturities are generally charged lower commissions, while bonds that are less actively traded or that have longer maturities generally command higher commissions.
     Total commissions increased by $0.8 million or 2.4% to $35.4 million for the six months ended June 30, 2005 from $34.5 million for the comparable period in 2004. This increase was due to increases in the amount of U.S. high-grade commissions and Other commissions offset by a decrease in European high-grade commissions. U.S. high-grade commissions increased by $1.2 million or 5.1% to $24.1 million for the six months ended June 30, 2005 from $22.9 million for the comparable period in 2004. European high-grade commissions decreased $0.4 million or 5.0% to $7.7 million from $8.1 million for the comparable period in 2004. Other commissions increased by $0.1 million or 2.3% to $3.6 million from $3.5 million for the comparable period in 2004.
     The increase in Total commissions was primarily due to an increase in transaction volume from $144.1 billion for the six months ended June 30, 2004 to $161.3 billion for the six months ended June 30, 2005 generated by new and existing clients, offset by a 7.9% reduction in the average commission per million from $240 per million for the six months ended June 30, 2004 to $221 per million for the six months ended June 30, 2005. This decrease in average commission per million was primarily attributable to the increasing volume of transactions with lower fees per million and an increase in the percentage of trades executed on the platform with shorter maturities, which generally generate lower commissions per million. The fixed monthly U.S. high-grade fees amounted to $10.5 million for the six months ended June 30, 2005 as compared to $9.2 million for the six months ended June 30, 2004.
     U.S. Treasury securities have not been traded over our platform since February 2005, when our strategic alliance with BrokerTec USA, L.L.C. ended.

     Our trading volume and average fees per million traded for the six months ended June 30, 2005 and 2004, are as follows:

	Six months ended June 30,
	2005	2004
Trading Volume Data (in billions)
U.S. high-grade	$98.5	$89.2
European high-grade	39.9	41.2
Other	22.0	13.7

Sub Total	$160.4	$144.1
Single Dealer Inquiries	0.9	—

Total	161.3	144.1

Commissions (in thousands)
U.S. high-grade	$24,080	$22,916
European high-grade	7,737	8,143
Other	3,562	3,482

Total	$35,379	$34,541

Average Fee Per Million Traded
U.S. high-grade	$244	$257
European high-grade	$194	$198
Other	$162	$254
Average Fee Per Million Traded For All Products	$221	$240

Number of U.S. Trading Days	125	125
Number of U.K. Trading Days	125	126
     For volume reporting purposes, transactions in foreign currencies are converted to U.S. dollars at the exchange rates prevailing on the day the transactions were executed.
     Single dealer inquiries represent U.S. high-grade trades for the month of June on which no fees were charged in accordance with the new U.S. high-grade corporate bond fee plan that went into effect on June 1, 2005.
     The following table shows the extent to which the changes in revenue for the six months ended June 30, 2005 as compared to the six months ended June 30, 2004 were attributable to increases in volumes, reductions in the average level of commissions charged and other factors not related to commission revenues:

Six months ended
June 30, 2005
(in thousands)
Volume increases	$3,872
Average fee reductions	(3,034)
Increase in Information services and user access revenue	1,018
Increase in Interest income	1,107
Other	221

Total revenue increase	$3,184

     Our active institutional investor clients and broker-dealer clients as of June 30, 2005 and June 30, 2004 are as follows:

	As of June 30,
	2005	2004
Institutional Investor Clients:
US	401	342
Europe	171	160

Total	572	502

Broker-Dealer Clients	23	19

     One new broker-dealer client went live on the platform during the six months ended June 30, 2005.
     Information and User Access Fees. Information and user access fees consist of fees charged for Corporate BondTicker to our broker-dealer clients, institutional investor clients and data-only subscribers; and monthly access fees charged to institutional investor clients for the use of our platform. Information and user access fees increased by $1.0 million or 99.7% to $2.0 million for the six months ended June 30, 2005 from $1.0 million for the six months ended June 30, 2004. This increase was primarily due to an increase in the number of institutional clients as well as changes to our Corporate BondTicker service fee schedule introduced in the third quarter of 2004.
     License Fees. License fees consist of fees received from broker-dealer clients for access to our trading platform through a non-exclusive and non-transferable license. The license fee is a one-time fee and is recognized in the first three months of the agreement in the estimated amount of the set-up costs that we incur and the remaining amount is amortized over the initial term of the agreement, which is generally three years. License fees increased by $0.1 million or 10.7% to $1.3 million for the six months ended June 30, 2005 from $1.1 million for the six months ended June 30, 2004. This increase was attributable to the addition of new broker-dealer clients for which we recognized initial license fees during the six months ended June 30, 2005.
     Interest Income. Interest income consists of income earned on our investments. Interest income increased by $1.1 million or 409.6% to $1.4 million for the six months ended June 30, 2005 from $0.3 million for the comparable period in 2004. This increase was primarily due to higher cash and cash equivalents balances during the six months ended June 30, 2005 as compared to the comparable period in 2004.
     Other. Other revenues consist of telecommunications line charges to broker-dealer clients and other miscellaneous revenues. Other revenues increased by $0.1 million or 23.2% to $0.5 million for the six months ended June 30, 2005 compared to $0.4 million for the six months ended June 30, 2004.
Expenses
     Our expenses for the six months ended June 30, 2005 and June 30, 2004, and the resulting dollar and percentage change, are as follows:

	Six months ended June 30,
	2005		2004
	$	% of Revenues	$	% of Revenues	$ Change	$ Change
	($ in thousands)
Expenses
Employee compensation and benefits	$17,917	44.1%	$16,610	44.4%	$1,307	7.9%
Depreciation and amortization	2,092	5.2	1,827	4.9	265	14.5
Technology and communications	4,005	9.9	3,139	8.4	866	27.6
Professional and consulting fees	4,629	11.4	1,736	4.6	2,893	166.7
Warrant-related expense	—	—	2,524	6.7	(2,524)	(100.0)
Marketing and advertising	1,282	3.2	1,143	3.1	139	12.2
Moneyline revenue share	(50)	(0.1)	820	2.2	(870)	(106.1)
General and administrative	2,527	6.2	2,341	6.3	186	7.9

Total expenses	$32,402	79.8%	$30,140	80.6%	$2,262	7.5%

     Employee Compensation and Benefits. Employee compensation and benefits is comprised of salaries, incentive compensation and related employee benefits and payroll taxes. Employee compensation and benefits increased by $1.3 million or 7.9% to $17.9 million for the six months ended June 30, 2005 from $16.6 million for the six months ended June 30, 2004. This increase was primarily due to the addition of new employees to support our growth (including the development of credit derivatives trading services), deepening of our organizational strengths, increased benefit costs and the lower capitalization of technology development wages. The total number of employees increased to 177 as of June 30, 2005 from 175 as of June 30, 2004. As a percentage of total revenues, employee compensation and benefits expense decreased to 44.1% for the six months ended June 30, 2005 from 44.4% for the six months ended June 30, 2004.
     Depreciation and Amortization. Depreciation and amortization expense results from the depreciation of fixed assets, which consist of computer hardware, furniture and fixtures, and the amortization of software, capitalized software development costs and leasehold improvements. Depreciation and amortization expense increased by $0.3 million or 14.5% to $2.1 million for the six months ended June 30, 2005 from $1.8 million for the six months ended June 30, 2004. During the six months ended June 30, 2005, assets of $0.3 million relating to our disaster recovery facility went into production. For the six months ended June 30, 2005, we capitalized $1.3 million of software development costs as compared to $2.2 million for the comparable period in 2004, this decrease is primarily due to the migration of our internally-developed platform during the six months ended June 30, 2004. In November 2004, we determined that our trading platform software developed by us with input from Moneyline, a stockholder, would be retired by March 31, 2005. Therefore, we accelerated depreciation of this software. During the first quarter of 2005, we recorded additional depreciation in the amount of $0.3 million.
     Technology and Communications. Technology and communications expense consists primarily of costs for our network connections, data center hosting and data feeds provided by outside vendors or service providers. Technology and communications expense increased by $0.9 million or 27.6% to $4.0 million for the six months ended June 30, 2005 from $3.1 million for the six months ended June 30, 2004. This increase was attributable to increased costs relating to market data, production telecommunications and data center hosting.
     Professional and Consulting Fees. Professional and consulting fees consist of fees paid for accounting and legal fees, information technology and non-information technology consultants costs. Professional and consulting fees increased by $2.9 million or 166.7% to $4.6 million for the six months ended June 30, 2005 from $1.7 million for the six months ended June 30, 2004. This increase was primarily due to additional accounting, tax, legal, non-technology consulting and insurance expenses associated with becoming a public company, as well as increased recruiting and technology consulting fees.
     Warrant-related Expense. Warrant-related expense is the expense associated with the allocation of shares of our common stock pursuant to a warrant issued to six of our broker-dealer clients at the time they made an equity investment in MarketAxess Holdings Inc. In the six months ended June 30, 2004 we incurred warrant-related expense of $2.5 million. As the warrant program ended in February 2004, there was no warrant-related expense for the six months ended June 30, 2005. We will no longer record any expense related to this warrant.
     Marketing and Advertising. Marketing and advertising expense consists primarily of print and other advertising expenses we incur to promote our products and services. This expense also includes costs associated with attending or exhibiting at industry-sponsored seminars, conferences and conventions. Also included in this expense are travel and entertainment expenses incurred by our sales force to promote our trading platform and information services. Marketing and advertising expense increased by $0.1 million or 12.2% to $1.3 million for the six months ended June 30, 2005 from $1.1 million for the six months ended June 30, 2004. This increase was primarily due to expenses we incurred for print and other advertising used to promote our electronic trading platform.
     Moneyline Revenue Share. Moneyline revenue share expense consists of expenses incurred pursuant to our agreement with Moneyline Telerate. Moneyline revenue share expense decreased by $0.9 million to a benefit of $0.1 million for the six months ended June 30, 2005 from $0.8 million for the six months ended June 30, 2004 due to the reversal of a prior period over accrual. The Moneyline revenue share expense ended in the February 2005, as we migrated away from the Moneyline technology platform to our new internally-developed platform.
     General and Administrative. General and administrative expense consists primarily of occupancy and utilities, general travel and entertainment, staff training, board of directors costs and various state franchise and U.K. value-added taxes. General and administrative expense increased by $0.2 million or 7.9% to $2.5 million for the six months ended June 30, 2005 from $2.3 million for the comparable period in 2004. This increase was due to an increase in occupancy expenses, travel and entertainment costs and board of directors costs.

  Provision for Income Tax
     A net operating loss carryforward enables a company to apply net operating losses incurred during a current period against a future period’s profits in order to reduce tax liability in those future periods. In periods when a company is generating operating losses, its net operating loss carryforward will increase. The tax effect of the net operating loss carryforwards is recorded as a deferred tax asset. If the company does not believe that it is more likely than not it will be able to utilize the net operating loss carryforwards, it records a valuation allowance against the deferred tax asset.
     As of June 30, 2005, the Company had net operating loss carryforwards for income tax purposes of $94.3 million. The U.S. net operating loss carryforwards as of June 30, 2005 totaling $83.5 million will begin to expire in 2020 and the U.K. net operating loss carryforwards as of June 30, 2005 totaling $10.7 million do not expire. As of June 30, 2005 the Company had recorded a gross deferred tax asset of $57.8 million reduced to a net deferred tax asset of $37.3 million by a valuation allowance of $18.0 million and a deferred tax liability for capitalized software development cost of $2.5 million. The net operating losses will be carried forward to future years.
     For the six months ended June 30, 2005, we recorded an income tax provision of $3.3 million. The provision consists principally of $1.9 million in federal taxes, $0.7 million in state and local taxes and $0.6 million in foreign taxes.
     For the six months ended June 30, 2004, we recorded an income tax benefit of $38.7 million. The benefit consisted of $42.6 million relating to the recognition of deferred tax assets, offset with a charge of $3.9 million which included federal, state and local, and foreign taxes. We recorded a valuation allowance of $18.1 million against the gross deferred tax assets of $70.0 million arising from net operating loss carryforwards and temporary differences relating to the deductibility of certain expenses for book and tax purposes. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences become deductible. The valuation allowance was reduced to $18.1 million based on our reassessment of the factors impacting the valuation allowance previously recorded. Such factors included five consecutive quarters of profitable operations in the U.S. and four consecutive quarters of profitable operations in the U.K., our expectation of continuing future profitable operations, our anticipation that we would be able to utilize certain net operating loss carryforwards during 2004 and our ability to utilize certain of the net operating loss carryforwards in future years prior to their expiration.
     Had we not recorded the net deferred tax asset, the income tax expense for the six months ended June 30, 2004 would have been $0.2 million representing alternative minimum taxes.
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
Critical Accounting Policies and Estimates
     There have been no significant changes to our critical accounting policies and estimates during the six months ended June 30, 2005, as compared to those we disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report and Form 10-K/A for the year ended December 31, 2004.
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

Liquidity and Capital Resources
     Our cash flows for the periods presented below were as follows:

	Six months ended June 30,
	2005	2004
	(In thousands)
Net cash provided by operating activities	$3,355	$3,429
Net cash (used in) investing activities	(65,036)	(4,825)
Net cash provided by financing activities	1,659	47

Net (decrease) for the period	$(60,022)	$(1,349)

     Operating Activities
     Net cash provided by operating activities was $3.4 million for the six months ended June 30, 2005 and 2004.
     Net cash provided by operating activities of $3.4 million for the six months ended June 30, 2005 consisted of net income of $4.9 million, adjusted for non-cash charges, primarily consisting of $3.0 million recognition of deferred taxes, charges of $2.1 million for depreciation and amortization, $0.8 million for compensation expense related to stock option issuance and $0.3 million for the amortization of compensation earned. These non-cash charges were offset by a decrease in cash resulting from changes in operating assets and liabilities of $7.6 million, primarily for the payment of annual incentive bonuses that were paid in January 2005, and a decrease of deferred license revenue.
     Net cash provided by operating activities of $3.4 million for the six months ended June 30, 2004 consisted of net income of $46.0 million, adjusted for non-cash charges, primarily consisting of recognition of $38.9 million of deferred taxes, charges of $1.8 million for depreciation and amortization and $2.5 million for warrant-related expense. In addition to these non-cash charges, there was a decrease in cash resulting from changes in operating assets and liabilities of $9.3 million, primarily as a result of the payment of annual incentive bonuses that were paid in January 2004.
     Investing Activities
     Net cash used in investing activities was $65.0 million and $4.8 million for the six months ended June 30, 2005 and 2004, respectively.
     Net cash used in investing activities of $65.0 million for the six months ended June 30, 2005 consisted of proceeds from sales of short-term investments of $5.8 million, proceeds from sales of Available-for-sale securities of $17.0 million and proceeds from maturities of Held-to-maturity securities of $35.5 million. These proceeds were offset by purchases of Available-for-sale securities of $82.2 million, purchases of securities Held-to-maturity of $39.4 million and purchases of furniture, equipment and leasehold improvements of $0.3 million and capitalization of software development costs of $1.3 million.
     Net cash used in investing activities of $4.8 million for the six months ended June 30, 2004 consisted of net purchases of short-term investments of $2.0 million, which was offset by purchases of furniture, equipment and leasehold improvements of $0.7 million and capitalization of software development costs of $2.2 million.
     Financing Activities
     Net cash provided by financing activities was $1.7 million and $0.05 million for the six months ended June 30, 2005 and 2004, respectively. Financing activities in 2005 and 2004 primarily consisted of proceeds received from the exercise of stock options.
     Past trends of cash flows are not necessarily indicative of future cash flow levels. A decrease in cash flows may have a material adverse effect on our liquidity, business and financial condition.

Other Factors Influencing Liquidity and Capital Resources
     Commissions, information and user access fees, and general operating expenses are the key factors that influence our cash flow. At June 30, 2005, we had Cash and cash equivalents of $37.6 million, a decrease of $60.0 million compared to December 31, 2004. The decrease in Cash and cash equivalents is primarily the result of the investment of cash totaling approximately $69.1 million by our investment advisors. As of June 30, 2005, Cash and cash equivalents represented 21.0% of our total assets, compared to 55.3% at December 31, 2004.
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
     Our two major operating subsidiaries, MarketAxess Corporation and MarketAxess Europe Limited, are registered broker-dealers in the U.S. and the U.K., respectively. As such, they are subject to minimum regulatory capital requirements imposed by their respective market regulators that are intended to ensure general financial soundness and liquidity based on certain minimum capital requirements. The U.S. and the U.K. regulations prohibit a registered broker-dealer from repaying borrowings from its parent or affiliates, paying cash dividends, making loans to its parent or affiliates or otherwise entering into transactions that result in a significant reduction in its regulatory net capital position without prior notification to or approval from its principal regulator. The capital structures of our broker-dealer subsidiaries are designed to provide each with capital and liquidity consistent with its business and regulatory requirements. As of June 30, 2005, MarketAxess Corporation had net capital of $17.5 million, which was $16.9 million in excess of its required minimum net capital of $0.5 million. MarketAxess Europe Limited had financial resources, as defined by the FSA, of $11.5 million, which was $7.9 million in excess of its required financial resources of $3.6 million.
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
     We have historically earned a substantial portion of our commissions from the nine broker-dealer clients that are our stockholders. For the three months ended June 30, 2005, $9.6 million or 57.5% of our commissions, and for the six months ended June 30, 2005, $20.3 million or 57.4% of our commissions, were generated by these nine broker-dealer clients. None of our broker-dealer clients is contractually or otherwise obligated to continue to use our electronic trading platform. Reduced involvement of these broker-dealer clients due to their loss of a right to designate a member of our Board of Directors or the potential reduction in the level of their equity ownership if these entities should sell shares of our common stock, may cause them to reduce or discontinue their use of our electronic trading platform and other services, which could negatively impact the use of our platform by our institutional investor clients. The loss of, or a significant reduction of, participation on our platform by these broker-dealer clients may have a material adverse effect on our business, financial condition and results of operations.

Nine of our broker-dealer clients or their affiliates beneficially own, in the aggregate, approximately 45.0% of our outstanding common stock. These broker-dealer clients have strategic interests that differ from those of our other stockholders.
     As of June 30, 2005, nine of our broker-dealer clients or their affiliates owned, in the aggregate, approximately 45.0% of our outstanding common stock and on a beneficial ownership basis owned, in the aggregate, a majority of our common stock. These broker-dealer clients have strategic interests that are different from ours and those of our other stockholders. For example, in their capacity as broker-dealer clients, they would presumably favor lower commissions and/or commission caps. Furthermore, as stockholders in other consortia that have developed competitive electronic trading networks or have announced their intention to explore the development of competitive electronic trading networks, they may decide to direct some or all of their electronic trading business to one or more of our competitors. While these actions, if taken, would presumably reduce our revenues and our market capitalization and, therefore, the value of their ownership position in us, there can be no assurance that they will not decide to take such actions for their own strategic reasons.
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
     Subject to compliance with the federal securities laws, all of the shares of common stock and non-voting common stock owned by our broker-dealer clients are now available for resale in the public market subject, in the case of “affiliates” of MarketAxess, to volume limitations on resale.
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
     Our accumulated losses at June 30, 2005 were $ 95.8 million. We expect that our expenses will increase in the near term as we continue to expand our business and in order to meet the requirements related to being a public company. We cannot predict whether we will be able to sustain profitability and we may incur losses in future periods. If we are not able to sustain profitability, our stock price may decline.
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
Our new fee plan primarily for secondary market transactions in U.S. high-grade corporate bonds executed on our electronic trading platform, which we implemented during the second quarter of 2005, is relatively new and untested.
     On June 1, 2005, we introduced a new fee plan primarily for secondary market transactions in U.S. high-grade corporate bonds executed on our electronic trading platform. As of June 30, 2005, 16 of our U.S. high-grade broker-dealer clients have signed new two-year agreements that supersede the fee arrangements that we entered into with many of our broker-dealer clients during the third quarter of 2003. The new plan incorporates higher fixed monthly fees and lower variable fees for our broker-dealer clients than the previous fee arrangements.
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
     Our revenues and operating results may also fluctuate due to other factors, including:
•	our ability to retain existing broker-dealer and institutional investor clients and attract new broker-dealer and institutional investor clients;

•	our ability to drive an increase in use of our electronic trading platform by new and existing broker-dealer and institutional investor clients;

•	changes in our pricing policies, including our introduction of a new fee arrangement with our broker-dealer clients primarily relating to U.S. high-grade corporate bond trading;

•	the introduction of new features on our electronic trading platform;

•	the rate of expansion and effectiveness of our sales force;

•	new product and service introductions by our competitors;

•	fluctuations in overall market trading volume;

•	technical difficulties or interruptions in our service;

•	general economic conditions in our geographic markets;

•	additional investment in our services or operations; and

•	regulatory compliance costs.
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
     In particular, we depend on a third-party vendor for our corporate bond reference database. Disruptions in the services provided by that third party to us, including as a result of its inability or unwillingness to continue to license products that are critical to the success of our business, could have a material adverse effect on our business, financial condition and results of operations.
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

     We also cannot assure you that we have sufficient personnel to properly respond to system problems. We internally support and maintain many of our computer systems and networks, including those underlying our electronic trading platform. Our failure to monitor or maintain these systems and networks or, if necessary, to find a replacement for this technology in a timely and cost-effective manner, would have a material adverse effect on our business, financial condition and results of operations.
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
     During 2003, we entered into a strategic alliance with BrokerTec in order to provide our institutional investor clients with an electronic system to buy and sell U.S. Treasury securities. Although this strategic alliance with BrokerTec terminated on February 28, 2005, and we are working with our broker-dealer clients and others to provide our institutional investor clients with an electronic system for the trading of U.S. Treasury securities, we cannot assure you that we will be able to offer our institutional investor clients access to an electronic system for the trading of U.S. Treasury securities.
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
     Our interest income from money market instruments, U.S. Treasury obligations and various securities was $1.3 million for the six months ended June 30, 2005. Fluctuations in interest income are attributable to changes in our cash balances or holdings of U.S. Treasury securities and fluctuations in interest rates received on those balances or securities.
   Derivative Risk
     Our limited derivative risk stems from our activities in the foreign currency forward contract market. We use this market to mitigate our U.S. dollar versus Pound Sterling exposure that arises from the activities of our U.K. subsidiaries. As of June 30, 2005, the notional value of our foreign currency forward contracts was $14.2 million with an unrealized gain of $0.2 million. We do not speculate in any derivative instruments.
Item 4. Controls and Procedures
     (a) Evaluation of Disclosure Controls and Procedures. Our management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our “disclosure controls and procedures,” as that term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of June 30, 2005. Based on such evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective to ensure that information required to be disclosed by MarketAxess in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and to ensure that information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
     (b) Changes in Internal Controls. There were no changes in our internal controls over financial reporting during the quarter ended June 30, 2005 identified in connection with the evaluation thereof by our management, including the Chief Executive Officer and Chief Financial Officer, that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II — Other Information
Item 1. Legal Proceedings
     We are not currently a party to any material legal proceedings. We may be subject to various claims and legal actions arising in the ordinary course of business.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Recent Sales of Unregistered Securities
     None
Securities Authorized For Issuance Under Equity Compensation Plans
     None
Issuer Purchases of Equity Securities
     We did not repurchase any of our securities during any month within the quarter ended June 30, 2005.
Item 3. Defaults upon Senior Securities
     None
Item 4. Submission of Matters to a Vote of Security Holders
     We held our Annual Meeting of Stockholders on June 1, 2005.
     The stockholders elected eight directors for terms expiring at the 2006 Annual Meeting of Stockholders.
     The stockholders ratified the appointment of PricewaterhouseCoopers LLP as the Company’s independent registered public accounting firm for the year ending December 31, 2005.
     Shares of common stock were voted as follows:

		Against/
Director Nominee or Proposal	For	Withheld	Abstentions
Richard M. McVey	16,140,378	11,001
Stephen P. Casper	16,145,651	5,728
David G. Gomach	16,145,651	5,728
Ronald M. Hersh	16,145,651	5,728
Wayne D. Lyski	16,125,687	25,692
Jerome S. Markowitz	16,145,651	5,728
Nicolas S. Rohatyn	16,080,077	71,302
John Steinhardt	16,145,651	5,728
Ratification of Accountants	16,139,629	11,300	450
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

SIGNATURES
     Pursuant to the requirements of the Securities Act of 1933, as amended, the registrant has duly caused this Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of New York, State of New York, on this 15th day of August, 2005.

MARKETAXESS HOLDINGS INC.
Date: August 15, 2005	By:	/s/ Richard M. McVey
Richard M. McVey
President and Chief Executive Officer (principal executive officer)

Date: August 15, 2005	By:	/s/ James N. B. Rucker
James N. B. Rucker
Chief Financial Officer (principal financial and accounting officer)