Form 10-Q
period 2005-09-30
MARKETAXESS HOLDINGS INC
filed 2005-11-09
CIK 1278021

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT of 1934
For the quarterly period ended September 30, 2005

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
Yes ☑ No ☐
     Indicate by check mark whether the registrant is an accelerated filer (as defined by Exchange Act Rule 12b-2) Yes ☐ No ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☑
     At November 4, 2005, the number of shares of the registrant’s voting common stock outstanding was 24,238,460 and the number of shares of the registrant’s non-voting common stock outstanding was 4,401,330.

MARKETAXESS HOLDINGS INC.
FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2005

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
     Although the Company did not consider the overstatement of the income tax items to be material for any quarter in 2004 or for the full year of 2004, the Company restated its 2004 Consolidated Financial Statements and its Consolidated Financial Statements as of March 31, 2005 because the impact of these revisions would have been material to the Company’s Consolidated Financial Statements for the second quarter of 2005 if posted as adjustments in that quarter.
     For more information, please see Note 2 of the Notes to Consolidated Financial Statements.

Item 1. Financial Statements
MARKETAXESS HOLDINGS INC.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	September 30,	December 31,
	2005	2004
	(Unaudited)	(Restated)
	(In thousands, except
	share and per share
	amounts)
ASSETS
Cash and cash equivalents	$54,493	$97,652
Short-term investments, at market value	—	5,797
Securities
Available-for-sale	55,437	—
Held-to-maturity	1,998	—
Securities and cash provided as collateral	3,773	3,799
Accounts receivable, net of allowance of $211 and $270 as of September 30, 2005 and December 31, 2004, including receivables from related parties of $8,540 and $7,225, respectively	17,245	14,375
Furniture, equipment and leasehold improvements, net of accumulated depreciation and amortization	4,345	5,079
Software development costs, net	6,082	5,587
Prepaid expenses	5,288	2,801
Deferred tax assets, net	36,829	40,351
Other assets	205	205

Total assets	$185,695	$175,646

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Accrued employee compensation	$8,893	$11,803
Deferred license revenue	1,339	2,804
Accounts payable, accrued expenses, and other liabilities, including payables to a related party of $0 and $530 as of September 30, 2005 and December 31, 2004, respectively	8,030	5,821

Total liabilities	18,262	20,428

Commitments and Contingencies (Note 12)
Stockholders’ equity
Preferred stock, $0.001 par value, 5,000,000 shares authorized in 2005 and 2004, 0 outstanding in 2005 and 2004	—	—
Common stock voting, $0.003 par value, 110,000,000 shares authorized in 2005 and 2004, 24,436,775 shares issued and outstanding in 2005 and 22,846,579 shares issued and outstanding in 2004	73	69
Common stock non voting, $0.003 par value, 10,000,000 authorized in 2005 and 2004 and 4,401,330 issued and outstanding in 2005 and 2004	13	13
Warrants, 4,469,899 authorized and outstanding in 2005 and 5,007,969 authorized and outstanding in 2004	22,042	24,047
Additional paid-in capital	243,717	233,110
Unearned compensation	(2,306)	—
Receivable for common stock subscribed	(1,043)	(1,042)
Accumulated deficit	(94,585)	(100,637)
Accumulated other comprehensive (loss)	(478)	(342)

Total stockholders’ equity	167,433	155,218

Total liabilities and stockholders’ equity	$185,695	$175,646

The accompanying notes are an integral part of these consolidated financial statements.

MARKETAXESS HOLDINGS INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
		(Restated)		(Restated)
	(In thousands, except share and per share amounts)
Revenues
Commissions
U.S. high-grade, including $5,434, $6,100, $19,073 and $18,871 from related parties for the three months ended September 30, 2005 and 2004, and for the nine months ended September 30, 2005 and 2004, respectively	$10,820	$11,108	$34,900	$34,024
European high-grade, including $1,423, $1,990, $5,586 and $6,571 from related parties for the three months ended September 30, 2005 and 2004, and for the nine months ended September 30, 2005 and 2004, respectively	3,132	3,652	10,869	11,795
Other, including $1,249, $1,592, $3,757 and $4,165 from related parties for the three months ended September 30, 2005 and 2004, and for the nine months ended September 30, 2005 and 2004, respectively	1,837	2,073	5,398	5,555

Total commissions	15,789	16,833	51,167	51,374
Information and user access fees, including $241, $118, $683 and $255 from related parties for the three months ended September 30, 2005 and 2004, and for the nine months ended September 30, 2005 and 2004, respectively	1,165	731	3,204	1,752
License fees	1,032	744	2,303	1,892
Interest income, including $167, $41, $549 and $162 from related parties for the three months ended September 30, 2005 and 2004, and for the nine months ended September 30, 2005 and 2004, respectively	828	171	2,205	441
Other, including $156, $125, $419 and $372 from related parties for the three months ended September 30, 2005 and 2004, and for the nine months ended September 30, 2005 and 2004, respectively	274	239	799	665

Total revenues	19,088	18,718	59,678	56,124

Expenses
Employee compensation and benefits	9,030	8,259	26,947	24,869
Depreciation and amortization	1,175	644	3,267	2,471
Technology and communications	2,302	1,496	6,307	4,635
Professional and consulting fees	2,423	1,041	7,053	2,777
Warrant-related expense	—	—	—	2,524
Marketing and advertising	503	750	1,784	1,893
Moneyline revenue share to related party	—	219	(50)	1,039
General and administrative, including $18, $3, $39 and $8 to related parties for the three months ended September 30, 2005 and 2004, and for the nine months ended September 30, 2005 and 2004, respectively	1,914	1,388	4,441	3,729

Total expenses	17,347	13,797	49,749	43,937

Income before income taxes	1,741	4,921	9,929	12,187
Provision (benefit) for income taxes	570	(4,163)	3,877	(42,865)

Net income	$1,171	$9,084	$6,052	$55,052

Net income per common share
Basic	$0.04	$1.87	$0.22	$14.07
Diluted	$0.03	$0.30	$0.17	$1.84
Weighted average shares used to compute net income per common share
Basic	28,316,845	3,316,386	27,823,982	3,304,257
Diluted	35,508,128	29,921,357	35,471,963	29,921,173
The accompanying notes are an integral part of these consolidated financial statements.

MARKETAXESS HOLDINGS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
	(In Thousands)
	2005	2004
	(Unaudited)	(Unaudited)
		(Restated)
Cash flows from operating activities
Net income	$6,052	$55,052
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	3,267	2,471
Warrant-related expense	—	2,524
Amortization of unearned compensation	459	13
Issuance of restricted stock and stock options to directors and non-employees	200	2
Compensation expense related to stock option issuance	1,129	1,441
Write-off of an intangible asset	—	121
Deferred taxes	3,522	(43,185)
Provision for bad debts	59	217
Changes in operating assets and liabilities:
(Increase) in accounts receivable, including increases of $1,315 and $1,018 from related parties for nine months ended September 30, 2005 and 2004, respectively	(2,929)	(3,713)
(Increase) decrease in prepaid expenses	(467)	(1,162)
(Increase) decrease in other assets	—	(2,920)
(Decrease) in accrued employee compensation	(2,910)	(559)
(Decrease) in deferred license revenue	(1,465)	(766)
Increase (decrease) in accounts payable, accrued expenses and other liabilities, including decreases of $0 and $276 to related parties for the nine months ended September 30, 2005 and 2004, respectively	2,207	638

Net cash provided by operating activities	9,124	10,174

Cash flows from investing activities		.
Short-term investments
Proceeds from sales	5,797	43,881
Purchases	—	(49,831)
Securities available-for-sale:
Proceeds from sales	50,775	—
Purchases	(106,298)	—
Securities held to maturity:
Proceeds from maturities	33,354	—
Purchases	(35,352)	—
Securities and cash provided as collateral	26	(489)
Purchase of furniture, equipment and leasehold improvements	(513)	(3,147)
Capitalization of software development costs	(2,514)	(2,921)

Net cash used in investing activities	(54,725)	(12,507)

Cash flows from financing activities
Proceeds received from the exercise of stock options	2,492	100

Net cash provided by financing activities	2,492	100

Effect of exchange rate differences	(50)	(186)

Cash and cash equivalents
Net decrease for the period	(43,159)	(2,419)
Beginning of period	97,652	20,591

End of period	$54,493	$18,172

Refer to Note 13 Supplemental Cash Flow Disclosure of Non-cash Activities
The accompanying notes are an integral part of these consolidated financial statements.

MARKETAXESS HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Unaudited
(in thousands, except share and per share amounts)
1. Organization and Principal Business Activity
     MarketAxess Holdings Inc. (the “Company”) was incorporated in the State of Delaware on April 11, 2000. Through its subsidiaries, the Company operates an electronic, multi-dealer to client platform primarily for the trading of U.S. and European high-grade corporate bonds and sovereign and corporate bonds issued by entities domiciled in an emerging markets country. The Company facilitates transactions between its broker-dealer and institutional investor clients. The Company’s broker-dealer clients are: ABN Amro, Banc of America Securities, Barclays, Bear Stearns, BNP Paribas, Citigroup, Credit Suisse First Boston, Deutsche Bank, Dresdner Bank AG , DZ Bank AG, First Tennessee National, Goldman Sachs, HSBC, ING Financial Markets, JPMorgan, Jefferies & Company, Lehman Brothers, Merrill Lynch, Morgan Stanley, RBC Capital Markets, The Royal Bank of Scotland, Santander Investment Securities, Société Générale, UBS and Wachovia.
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
     The Company’s U.S. subsidiary, MarketAxess Corporation, is a registered broker-dealer with the U.S. Securities and Exchange Commission (“SEC”) and is a member of the National Association of Securities Dealers, Inc. (“NASD”). The Company also has two international subsidiaries: MarketAxess Europe Limited (“MarketAxess Europe”), which is registered as an alternative trading system with the Financial Services Authority (“FSA”) in the United Kingdom (“U.K.”), and MarketAxess Leasing Limited (collectively with MarketAxess Europe, the “U.K. Subsidiaries”). In May 2003, the Company incorporated a Canadian subsidiary, MarketAxess Canada Limited.
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
     During 2005, the Company retained new tax advisors who assisted with the preparation of the 2004 tax returns. In reconciling the 2004 tax returns to the Provision (benefit) for income taxes on the 2004 Consolidated Statements of Operations, the Company identified that for the three months ended September 30, 2004, the tax benefit of $4,163 and the net income of $9,134 had each been overstated by $52 and, for the nine months ended September 30, 2004, the tax benefit of $43,808 and the net income of $56,046 had each been overstated by $994. For the year ended December 31, 2004, the tax benefit of $41,330, the net income of $58,646 and the related Deferred tax asset of $41,410 had each been overstated by $1,059.
     Although the Company did not consider the overstatement of $1,059 to be material for any quarter in 2004 or for the full year of 2004, the Company restated its 2004 Consolidated Financial Statements and its Consolidated Financial Statements as of March 31, 2005 because the impact of these revisions would have been material to the Company’s Consolidated Financial Statements for the second quarter of 2005 if posted as adjustments in that quarter.
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

MARKETAXESS HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Unaudited (continued)
(in thousands, except share and per share amounts)
The effect of the restatement resulted in the following changes:

	As of and for the year ended		As of and for the nine months ended		For the three months ended
	December 31, 2004		September 30, 2004		September 30, 2004
	As previously		As previously			As previously
	reported	Restated	reported	Restated	reported	Restated
	(In thousands, except per share amounts)
	(Unaudited)
Consolidated Statements of Financial Condition:
Deferred income taxes	$41,410	$40,351	$44,128	$43,134	—	—
Accumulated Deficit	(99,578)	(100,637)	(101,113)	(102,107)	—	—
Statement of Operations:
Income before income taxes	$17,316	$17,316	$12,237	$12,187	$4,971	$4,921
Benefit for income taxes	$(41,330)	$(40,271)	$(43,807)	$(42,865)	$(4,163)	$(4,163)
Net income	58,646	57,587	56,046	55,052	9,134	9,084
Net income per common share:
Basic	$6.90	$6.76	$14.37	$14.07	$1.89	$1.87
Diluted	$1.91	$1.88	$1.87	$1.84	$0.31	$0.30
Basis of Presentation
     The consolidated financial statements include the accounts of the Company and its subsidiaries, MarketAxess Corporation, MarketAxess Europe, MarketAxess Leasing Limited and MarketAxess Canada Limited. All intercompany transactions and balances have been eliminated.
     The accompanying interim consolidated financial statements as of September 30, 2005 and for the three and nine months ended September 30, 2005 and 2004 and notes thereto are prepared in accordance with accounting principles generally accepted in the U.S. In the opinion of management, they reflect all adjustments necessary for a fair statement of the Company’s financial position, results of operations and cash flows. Interim results are not necessarily indicative of results expected for the full year or for any future period.
     Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the U.S. have been condensed or omitted pursuant to instructions to Form 10-Q and article 10 of Regulation S-X of the federal securities laws; however, in the opinion of management, the accompanying consolidated financial statements include all adjustments necessary to present fairly the financial position of MarketAxess Holdings Inc., the results of its operations and its cash flows for the periods indicated. This report should be read in conjunction with our consolidated financial statements and footnotes therein included in our annual report on Form 10-K/A for the year ended December 31, 2004.
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

MARKETAXESS HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Unaudited (continued)
(in thousands, except share and per share amounts)
Securities Available-for-Sale and Held-to-Maturity
     The Company has classified certain of its marketable securities as Available-for-sale securities. Unrealized marketable securities gains and losses are reflected as a net amount under the caption of Accumulated other comprehensive loss on the Consolidated Statement of Financial Condition. Realized gains and losses are recorded within the Consolidated Statement of Operations under the caption Other income or expense. For the purpose of computing realized gains and losses, cost is determined on a specific identification basis.
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
     Income from funded software development arrangements is accounted for in accordance with SOP No. 97-2. Income is credited first to the amount of the development costs capitalized. If the income from the funding party exceeds the amount of development costs capitalized, the excess is deferred and credited against future amounts that subsequently qualify for capitalization. Any deferred amount remaining after the project is completed is credited to income.
Stock-Based Compensation for Employees
     The Company accounts for stock-based employee compensation plans (the “Plans”) in accordance with Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”), as permitted by Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation.” In accordance with APB No. 25, compensation expense is recognized for stock awards that have intrinsic value on the date of grant. Unearned compensation is amortized and charged to income over the vesting period.

MARKETAXESS HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Unaudited (continued)
(in thousands, except share and per share amounts)
     Had compensation expense for the Company’s Plans been determined based on the fair value at the grant dates for awards to employees under the Plans, consistent with SFAS No. 123(R), the Company’s Net income for the periods presented would have been decreased to the pro forma amount as indicated below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
		(Restated)		(Restated)
Net income
As reported	$1,171	$9,084	$6,052	$55,052
Compensation expense, after related tax effects	343	256	1,026	795

Pro forma	$828	$8,828	$5026	$54,257

Basic net income per common share	$0.04	$1.87	$0.22	$14.07

Diluted net income per common share	$0.03	$0.30	$0.17	$1.84

Basic net income per common share — pro forma	$0.03	$1.79	$0.18	$13.83

Diluted net income per common share — pro forma	$0.02	$0.29	$0.14	$1.81

     In calculating the fair market value of the options granted, the following assumptions were used:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Weighted-Average Grant Date Fair Market Value of Common Stock	$10.75	$9.58	$13.80	$16.48
Dividend Yield	0.00%	0.00%	0.00%	0.00%
Weighted-Average Expected Life (years)	3.00	3.00	3.00	3.00
Weighted-Average Risk-Free Interest Rate	3.99%	2.10%	3.79%	2.62%
Weighted-Average Expected Volatility	16.52%	33.18%	18.82%	29.46%
     Starting in January 2006, the Company will adopt SFAS No. 123(R), “Share-Based Payment” (“SFAS No. 123(R)”), which requires previously granted but unvested awards to be recorded as an expense on a prorated basis over the remaining vesting period.
     During the three months ended September 30, 2005, the Company issued 35,000 shares of restricted stock and 35,000 stock options to directors. At the date of issuance, the restricted stock had a weighted average fair value of $10.04 per share. The options were issued at fair market value at the date of grant. The restricted stock grants and options vest in two equal installments in November 2005 and May 2006.
     The Company issued 129,500 shares of restricted stock to senior management and 50,500 shares of restricted stock to other employees during the quarter ended March 31, 2005. During the three months ended March 31, 2005, the Company cancelled 1,000 shares of restricted stock and during the three months ended June 30, 2005, the Company cancelled 7,500 shares of restricted stock. As of September 30, 2005, 171,500 shares of restricted stock remain outstanding to employees. At the date of issue, the Company’s common stock had a weighted average fair value of $15.36 per share. The restricted shares issued to senior management vest over a five-year period and can achieve accelerated vesting if certain Company performance goals are achieved. The restricted stock grants issued to other employees vest over a three-year period.
     On a monthly basis, the Company amortizes as earned compensation the fair value of restricted stock grants over the appropriate vesting periods. For the three months and nine months ended September 30, 2005, the Company recognized $153 and $459, respectively, of amortization expense that is included in Employee compensation and benefits in the Consolidated Statements of Operations.
Revenue Recognition
     The majority of our revenues are derived from commissions for trades executed on our platform that are billed to our broker-dealer clients on a monthly basis. We also derive revenues from information and user access fees, license fees, interest and other income.
     Commissions are generally calculated as a percentage of the notional volume of bonds traded on our platform and can vary based on the type, size, yield and maturity of the bond traded. For U.S. high-grade corporate bonds, we also generally charge a fixed monthly commission to our broker-dealer clients. Under the transaction fee plans, bonds that are more actively traded or that have

MARKETAXESS HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Unaudited (continued)
(in thousands, except share and per share amounts)
shorter maturities are generally charged lower commissions, while bonds that are less actively traded or that have longer maturities generally command higher commissions.
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
Recent Accounting Pronouncements
     In December 2004, the FASB issued SFAS No. 123(R), “Share-Based Payment,” which is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation,” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and requires that the cost resulting from all share-based payment transactions be recognized in the financial statements. This statement establishes fair value as the measurement objective in accounting for share-based payment arrangements and requires all entities to apply a fair-value based measurement method in accounting for share-based payment transactions with employees, with limited exceptions. SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options and restricted stock, to be recognized in the income statement based on their fair values and previously granted but unvested awards to be recorded as an expense on a prorated basis over the remaining vesting period. Pro forma disclosure is no longer an alternative. The new standard will be effective for public entities in the first annual period beginning after June 15, 2005. The Company will apply the modified prospective application, without restatement, commencing January 1, 2006. Had compensation expense for the Company’s Plans been determined based on the fair value at the grant dates for awards to employees under the Plans, consistent with SFAS No. 123(R), the Company’s Net income for the nine months ended September 30, 2005 would have been decreased, after related tax effects, by $795.
     In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections” (“SFAS No. 154”), which supersedes APB Opinion No. 20, “Accounting Changes,” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements.” SFAS No. 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes retrospective application, or the latest practicable date, as the required method for reporting a change in accounting principle and the reporting of a correction of an error. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company will apply SFAS No. 154 in future periods when it becomes applicable.
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

	As of	As of
	September 30, 2005	December 31, 2004
Net capital	$16,881	$19,391
Required net capital	823	864

Excess amount over required net capital	$16,058	$18,527

Ratio of aggregate indebtedness to net capital	0.73 to 1	0.67 to 1
     MarketAxess Corporation claims exemption from SEC Rule 15c3-3, as it does not hold customer securities or funds on account, as defined.
     MarketAxess Europe is subject to certain financial resource requirements of the FSA. A summary of these financial resource requirements is as follows:

	As of	As of
	September 30, 2005	December 31, 2004
Financial resources	$11,165	$12,488
Resource requirement	3,663	4,393

Excess financial resources	$7,502	$8,095

     MarketAxess Corporation and MarketAxess Europe are subject to U.S. and U.K. regulations as a broker-dealer and as an alternative trading system, respectively, that prohibit repayment of borrowings from the Company or affiliates, paying cash dividends, making loans to the Company or affiliates or otherwise entering into transactions that result in a significant reduction in regulatory net capital or financial resources, without prior notification to or approval from such broker-dealer’s principal regulator.
4. Securities
     The following is a summary of the Company’s securities as of September 30, 2005:

	As of September 30, 2005
		Gross	Gross
	Amortized	unrealized	unrealized	Fair
	cost	gains	losses	value
Available-for-sale securities
Federal agency issues and municipal securities	$45,613	$—	$(104)	$45,509
Corporate Bonds	9,983	—	(55)	9,928

Total available-for-sale securities	$55,596	$—	$(159)	$55,437

Held-to-maturity securities	$1,998	$—	$—	$1,998
Commercial Paper	$1,998	$—	$—	$1,998

Total held-to-maturity securities	$1,998	$—	$—	$1,998

     In January 2005, the Company entered into investment advisory agreements with two of its Stockholders Broker-Dealer Clients.

MARKETAXESS HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Unaudited (continued)
(in thousands, except share and per share amounts)
5. Furniture, Equipment and Leasehold Improvements
     Furniture, equipment and leasehold improvements, net, are comprised of the following:

	As of	As of
	September 30, 2005	December 31, 2004
Computer and related equipment	$11,237	$10,825
Office hardware	2,977	2,921
Furniture and fixtures	1,481	1,377
Accumulated depreciation	(12,326)	(11,203)

Total furniture and equipment, net	3,369	3,920

Leasehold improvements	2,213	2,212
Accumulated amortization	(1,237)	(1,053)

Total leasehold improvements, net	976	1,159

Total furniture, equipment and leasehold improvements, net	$4,345	$5,079

6. Software Development Costs
     The Company accounts for software development costs under the provisions of SOP No. 98-1. During the three and nine months ended September 30, 2005, software development costs totaling $1,168 and $2,514, respectively, were capitalized. Non-capitalized software costs and routine maintenance costs are expensed as incurred and are included in Employee compensation and benefits, Technology and communications and Professional and consulting fees in the Consolidated Statements of Operations.
     Software development costs, net, are comprised of the following:

	As of	As of
	September 30, 2005	December 31, 2004
Software development costs	$8,966	$16,704
Accumulated amortization	(2,884)	(11,117)

Total software development costs, net	$6,082	$5,587

     For the nine months ended September 30, 2005, the Company removed from its books and records capitalized software development with a cost of $10,252 that is no longer in use. Since this software was fully amortized, there was no effect on the Consolidated Statement of Operations.
7. Income Taxes
     The Company prepares a consolidated tax return with its U.S. subsidiary, MarketAxess Corporation.
     The Company’s provision for income taxes, included in the Consolidated Statements of Operations as determined in accordance with SFAS No. 109, is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
		(Restated)		(Restated)
Current:
Federal	$—	$72	$—	$243
State and local	20	18	137	37
Foreign	18	19	76	40

Current provision for income taxes	38	109	213	320

MARKETAXESS HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Unaudited (continued)
(in thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
		(Restated)		(Restated)
Deferred:
Federal	311	(3,204)	2,233	(32,393)
State and local	106	(1,068)	734	(10,792)
Foreign	115	—	697	—

Deferred income tax (benefit)	532	(4,272)	3,664	(43,185)

Provision (benefit) for income taxes	$570	$(4,163)	$3,877	$(42,865)

     The difference between the Company’s reported provision for income taxes and the amount computed by multiplying pre-tax income by federal statutory rates is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
		(Restated)		(Restated)
Federal tax at statutory rate	$592	$1,697	$3,375	$4,161
Permanent differences	(3)	(421)	174	(117)
State, local and foreign taxes — net of federal benefit	97	484	947	1,086
Change in valuation allowance	(46)	(3,488)	(137)	(46,070)
Net operating loss carryforwards	—	(1,857)	—	(2,353)
Non deductible employee stock options	(37)	89	(235)	1,568
Tax credits	(182)	(825)	(368)	(955)
Other	149	158	121	(185)

Provision (benefit) for income taxes	$570	$(4,163)	$3,877	$(42,865)

     The following is a summary of the Company’s gross deferred tax asset, reduced to a net deferred asset by a valuation allowance:

	As of	As of
	September 30, 2005	December 31, 2004
		(Restated)
Deferred tax assets:
Net operating loss carryforwards
U.S.	$39,081	$41,164
Foreign	3,090	3,801
Depreciation	—	590
Deferred option compensation expense	1,280	769
Warrant expense	10,044	10,959
Allowance for doubtful accounts	100	123
Unrealized losses on securities available-for-sale and foreign exchange	142	—
Restructuring charges	1,219	1,301
Charitable contributions carryforwards	203	49
Goodwill and other intangible assets	394	428
Tax credits	2,106	1,786

Total deferred tax assets	57,659	60,970
Valuation allowance	(17,999)	(18,136)

Net deferred tax assets	39,660	42,834
Deferred tax liability:
Depreciation	(70)	—
Capitalized software development costs	(2,761)	(2,483)

Deferred tax assets, net	$36,829	$40,351

MARKETAXESS HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Unaudited (continued)
(in thousands, except share and per share amounts)
     The rollforward of the valuation allowance is as follows:

	As of	As of
	September 30, 2005	December 31, 2004
Valuation allowance at beginning of period	$18,136	$64,252
Charge to decrease valuation allowance attributable to:
Net operating losses and temporary differences —
U.S.	(137)	(41,095)
Foreign	—	(5,021)

Valuation allowance at end of period	$17,999	$18,136

     During the quarter ended September 30, 2005, a related party converted 530,102 warrants into 529,958 shares of common stock through a non-cash exercise resulting in a credit for federal income taxes purposes of $1,792, which when realized would result in an increase to Additional paid-in capital. Management believes that there is sufficient uncertainty with regards to the ultimate realization of this tax credit and therefore has not recognized the credit in the Consolidated Statements of Financial Condition as of September 30, 2005.
     As of September 30, 2005, the Company had net operating loss carryforwards for income tax purposes of $96,006. The U.S. net operating loss carryforwards as of September 30, 2005 totaling $85,704 will begin to expire in 2019 and the U.K. net operating loss carryforwards as of September 30, 2005 totaling $10,302 do not expire. In 2000 and 2001, MarketAxess Holdings Inc. and MarketAxess Corporation, respectively, had an ownership change within the meaning of Section 382 of the Internal Revenue Code (“Section 382”). As a result of Section 382 and pertinent tax provisions, the utilization of $31,722 and $38,914 on a tax basis and book basis, respectively, of the Company’s net operating loss carryforwards existing at the date of the ownership change is subject to significant limitations. In addition, the Company’s net operating loss carryforwards may be subject to additional annual limitations if there is a 50% or greater change in the Company’s ownership, as determined over a rolling three-year period.
8. Accumulated Other Comprehensive Loss
     The Accumulated other comprehensive loss is comprised of cumulative currency translation adjustments and unrealized losses on Available-for-sale securities. Amounts presented for the nine months ending September 30, 2005 are net of income taxes. Cumulative currency translation adjustments result from operations for which the functional currency is a currency other than the U.S. dollar. These items are reflected as a component of Stockholders’ equity on the Consolidated Statements of Financial Condition. The following table presents the summary of Accumulated other comprehensive loss for the periods presented:

	As of	As of
	September 30, 2005	December 31, 2004
Accumulated other comprehensive income (loss), beginning of period	$(342)	$19
Cumulative currency translation adjustments, net of taxes	(50)	(361)
Unrealized losses on Available-for-sale securities, net of taxes	(86)	—

Accumulated other comprehensive income (loss), end of period	$(478)	$(342)

9. Related Parties
     As of and for the periods then ended, the Company had the following balances and transactions with the Stockholder Broker-Dealer Clients or their affiliates:

	As of	As of
	September 30, 2005	December 31, 2004
Cash and cash equivalents	$43,737	$86,711
Accounts receivable	$8,540	$7,225
Accounts payable, accrued expenses and other liabilities	$—	$530

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Commissions	$8,106	$9,682	$28,416	$29,607
Information and user access fees	$241	$118	$683	$255
Interest income, including interest on employee loans of $19, $18, $55 and $117	$167	$41	$549	$162
Other income	$156	$125	$419	$372
General and administrative expenses	$18	$3	$39	$8

MARKETAXESS HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Unaudited (continued)
(in thousands, except share and per share amounts)
     Securities and cash provided as collateral include $3,273 and $3,299 of U.S. government obligations as of September 30, 2005 and December 31, 2004, respectively, and $500 in cash as of September 30, 2005 and December 31, 2004 on deposit with a related party in its role as a custodian.
     On November 4, 2004, the Company completed the initial public offering of its common stock. The initial public offering generated net proceeds of $53,939. At December 31, 2004, the $53,939 was recorded as Cash and cash equivalents. Two Stockholder Broker-Dealer Clients act in an investment advisory and custodial capacity for the Company. As of September 30, 2005, the securities under management by these parties are included in the Consolidated Statements of Financial Condition as $55,437 in Available-for-sale securities and $1,998 in Held-to-maturity securities. For the three and nine months ended September 30, 2005, investment advisory fees paid to these Stockholder Broker-Dealer Clients were $15 and $30 for the three and nine months ended September 30, 2005 and are included in General and administrative expenses in the Consolidated Statements of Operations. Also included in General and administrative expenses in the Consolidated Statement of Operations for the three and nine months ended September 30, 2005 and 2004 are bank fees of $3, $3, $9 and $8 paid to a related party for each period.
10. Stock Option Plans
     The Company’s stock option activity for employees, officers and directors is summarized as follows:

		Weighted-
		Average
	Shares	Exercise Price
Outstanding at December 31, 2004	4,907,582	$5.17
Granted	1,170,750	$13.81
Cancelled	(184,185)	$12.91
Exercised	(853,738)	$2.93

Outstanding at September 30, 2005	5,040,409	$7.27

     The following table summarizes information regarding the stock options granted:

	As of September 30, 2005
	Options Outstanding			Options Exercisable
		Weighted-Average			Weighted-
		Remaining	Weighted-Average	Number	Average
Range of Exercise Prices	Outstanding	Contractual Life	Exercise Price	Exercisable	Exercise Price
$2.10-$5.00	2,958,598	6.77	$2.80	2,505,454	$2.82
$5.01-$10.00	126,900	8.85	$9.07	36,801	$8.15
$10.01-$15.00	1,226,157	8.68	$12.80	406,271	$13.72
$15.01-$19.60	728,754	9.16	$15.82	51,626	$17.01
11. Earnings Per Share
     SFAS No. 128, “Earnings Per Share,” requires the presentation of basic and diluted EPS in the Consolidated Statements of Operations. Basic EPS is computed by dividing the net income (loss) attributable to common stock, which includes, only for the 2004 periods, the effect of dividends accrued on the redeemable convertible preferred stock, by the weighted-average number of shares of common stock outstanding for the period. Diluted EPS is computed using the same method as basic EPS, but in the denominator, shares of common stock outstanding reflect the potential dilution that could occur if convertible securities or options and warrants to issue common stock were converted into or exercised for common stock. In November 2004, at the completion of our initial public offering, the redeemable convertible preferred stock and convertible preferred stock was converted into 13,899,683 shares of common stock and 4,266,310 shares of non-voting common stock and are included in the computation of diluted EPS for the three and nine months ended September 30, 2005.

MARKETAXESS HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Unaudited (continued)
(in thousands, except share and per share amounts)
Basic and diluted earnings per common share were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
		(Restated)		(Restated)
Basic EPS
Net income	$1,171	$9,084	$6,052	$55,052
Less: preferred stock dividends	—	(2,879)	—	(8,575)

Net income attributable to common stock	$1,171	$6,205	$6,052	$46,477

Weighted-average common shares outstanding	28,316,845	3,316,386	27,823,982	3,304,257
Net income per common share	$0.04	$1.87	$0.22	$14.07
Diluted EPS
Net income	$1,171	$9,084	$6,052	$55,052
Weighted-average common shares outstanding and common stock equivalents	35,508,128	29,921,357	35,471,963	29,921,173
Net income per common share	$0.03	$0.30	$0.17	$1.84
     During the quarter ended September 30, 2005, a related party converted 530,102 warrants into 529,958 shares of common stock through a non-cash exercise. In addition, 7,968 warrants assumed in the acquisition of Trading Edge, Inc. expired.
12. Commitments and Contingencies
     The Company leases office space under non-cancelable lease agreements expiring at various dates through 2011. These leases are subject to escalation based on certain costs incurred by the landlord.
     Minimum rental commitments under such leases, net of sublease income and restated for the foreign exchange rate as of December 31, 2004, are as follows:

Year Ended December 31,	Minimum Rentals
2005 Remaining	$515
2006	2,270
2007	2,246
2008	2,246
2009	2,246
Thereafter through 2011	5,772
     The rental expense for the three and nine months ended September 30, 2005 was $409 and $1,272, respectively, and for the three and nine months ended September 30, 2004 was $442 and $1,315, respectively. Rental expense is included in General and administrative expenses in the Consolidated Statements of Operations.
     Rental expense has been recorded based on the total minimum lease payments after giving effect to rent abatement and concessions, which are being amortized on a straight-line basis over the life of the lease, and sublease income.
     The Company has entered into sublease agreements for two of its properties. The following table summarizes information regarding the sublease provisions:

				Sublease Loss Provision as of:
	Commencement	Termination	Sublease	September 30,	December 31,
Location	Date	Date	Rental	2005	2004
New York, NY	February 1, 2002	April 30, 2006	$71	$—	$—
	May 1, 2006	April 14, 2011	77	1,196	1,344
London, U.K.	May 9, 2002	November 13, 2010	35	—	—

MARKETAXESS HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Unaudited (continued)
(in thousands, except share and per share amounts)
     As provided for in the London sublease agreement, the sublessee has exercised its early termination option and paid the Company’s U.K. subsidiary an early termination fee. The Company is amortizing the termination fee over the remaining life of the sublease and as of September 30, 2005 the remaining termination fee is $75. The Company is not anticipating subleasing and will occupy the space.
     The Company is contingently obligated for standby letters of credit that were issued to landlords for office space. The Company uses a U.S. government obligation as collateral for these standby letters of credit and for the Company’s foreign currency forward contracts. This collateral is included with Securities and cash provided as collateral on the Consolidated Statements of Financial Condition and had a fair market value of $3,273 and $3,299 as of September 30, 2005 and December 31, 2004, respectively.
13. Supplemental Cash Flow Disclosure of Non-Cash Activities
     The following is a description of non-cash activity:

	Nine Months Ended September 30,
	2005	2004
		(Restated)
Accrued and undeclared dividends on redeemable convertible preferred stock	$—	$8,575
Deferred taxes on employee disqualifying dispositions of incentive stock options	2,020	—
Non-cash exercise of warrants and issuance of common stock	2,005	—

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
Executive Overview
     MarketAxess operates one of the leading platforms for the electronic trading of corporate bonds and certain other types of fixed-income securities. Through our platform, 627 active institutional investor client firms (firms that executed at least one trade through our electronic trading platform between October 2004 and September 2005) can access the aggregate liquidity provided by the collective interest of our 25 broker-dealer clients in buying or selling bonds through our platform. Two new broker-dealer client went live on the platform during the quarter. Our active institutional investor clients include investment advisers, mutual funds, insurance companies, public and private pension funds, bank portfolios and hedge funds. We are continuing to invest in efforts to further penetrate the important hedge fund client segment. We also provide data and analytical tools that help our clients make trading decisions and we facilitate the trading process by electronically communicating order information between trading counterparties.
     Our multi-dealer trading platform allows our institutional investor clients to simultaneously request competing, executable bids or offers from our broker-dealer clients and execute trades with the broker-dealer of their choice from among those that choose to respond. We offer our broker-dealer clients a solution that enables them to efficiently reach our institutional investor clients for the distribution and trading of bonds. In addition to U.S. high-grade corporate bonds and European high-grade corporate bonds, we also offer our clients the ability to trade credit default swaps, agencies, high-yield bonds and emerging markets bonds, which we define as sovereign and corporate bonds issued by entities domiciled in an emerging markets country, including both investment-grade and non-investment grade debt.
     The majority of our revenues are derived from commissions for trades executed on our platform that are billed to our broker-dealer clients on a monthly basis. We also derive revenues from information and user access fees, license fees, interest and other income. Our expenses consist of employee compensation and benefits, depreciation and amortization, technology and communication expenses, professional and consulting fees, marketing and advertising and other general and administrative expenses.
     We seek to grow and diversify our revenues by capitalizing on our status as the operator of a leading platform for the electronic trading of corporate bonds and certain other types of fixed-income securities. The key elements of our strategy are:
•	to innovate and efficiently add new functionality and product offerings to the MarketAxess platform that we believe will help us increase our market share with existing clients, as well as expand our client base. For example, the Company launched a multi-dealer system to provide electronic credit derivatives trading services between dealers and institutional investors in September 2005. The Company believes that the electronic credit derivatives trading service, which is initially focused on credit default swap indices, will further efforts to increase penetration of the hedge fund client segment;

•	to leverage our technology, as well as our strong broker-dealer and institutional investor relationships, to deploy our electronic trading platform into additional product and client segments within the fixed-income securities markets;

•	to continue building our existing service offerings so that our electronic trading platform is fully integrated into the workflow of our broker-dealer and institutional investor clients and to continue to add functionality to allow our clients to achieve a fully automated end-to-end straight-through processing solution (automation from trade initiation to settlement);

•	to add new content and analytical capabilities to Corporate BondTicker in order to improve the value of the information we provide to our clients; and

•	to continue to supplement our internal growth by entering into strategic alliances, or acquiring businesses or technologies that will enable us to enter new markets, provide new products or services, or otherwise enhance the value of our platform to our clients.
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
Commission Revenue Trends
     Commissions are generally calculated as a percentage of the notional volume of bonds traded on our platform and can vary based on the type, size, yield and maturity of the bond traded. For U.S. high-grade corporate bonds, we also generally charge a fixed monthly commission to our broker-dealer clients.
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
     On June 1, 2005, we introduced a new fee plan primarily for secondary market transactions in U.S. high-grade corporate bonds executed on our electronic trading platform. As of September 30, 2005, 16 of our U.S. high-grade broker-dealer clients have signed new two-year agreements that supersede the fee arrangements that we entered into with many of our broker-dealer clients during the third quarter of 2003. The new plan incorporates higher fixed monthly fees and lower variable fees for our broker-dealer clients than the previous U.S. high-grade corporate transaction fee plans described above, and incorporates volume incentives to our broker-dealer clients that are designed to increase the volume of transactions effected on our platform. Under the new fee plan, the Company electronically adds the variable fee to the spread quoted by the broker-dealer client but does not charge for inquiries that an institutional investor client sends to a single broker-dealer client . The combination of higher fixed and lower variable fees in the new plan results in higher revenue to the Company at lower volume levels but will limit revenue growth in the future for U.S. high-grade corporate bond trading as volume levels increase.
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
     In September 2005, the Company launched electronic credit default swap index trading on its platform and charges commissions to both broker-dealer and institutional investor clients calculated as a percentage of the notional volume of transactions traded. Broker-dealer clients are able to select between standard fee schedules that will contain monthly minimum commissions and, in some cases, monthly fee caps.
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
     The Company has entered into a funded software development arrangement that reached the technological feasibility stage during the three months ended September 30, 2005. As a result, the Company began capitalizing the development costs. The Company received monthly fees in accordance with the development arrangement beginning in August 2005 and applied the payments against the capitalized software development costs. The remaining balance of $0.1 million was recorded as Deferred license revenue on the Consolidated Statement of Financial Condition as of September 30, 2005.
     We intend to continue to diversify our revenue base. As we continue to expand our service offerings, we believe that there will be more opportunities for us to generate revenues from our trading and information services clients.
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
     During 2005, the Company retained new tax advisors who assisted with the preparation of the 2004 tax returns. In reconciling the 2004 tax returns to the Provision (benefit) for income taxes on the 2004 Consolidated Statements of Operations, the Company identified that for the three months ended September 30, 2004, the tax benefit of $4.2 million and the net income of $9.1 million had each been overstated by $0.05 million and, for the nine months ended September 30, 2004, the tax benefit of $43.8 million and the net income of $56.0 million had each been overstated by $1.0 million. For the year ended December 31, 2004, the tax benefit of $41.3 million, the net income of $58.6 million and the related Deferred tax asset of $41.4 million had each been overstated by $1.1 million.

     Although the Company did not consider the overstatement of $1.1 million to be material for any quarter in 2004 or for the full year of 2004, the Company revised its 2004 Consolidated Financial Statements and its Consolidated Financial Statements as of March 31, 2005 because the impact of these revisions would have been material to the Company’s Consolidated Financial Statements for the second quarter of 2005 if posted as adjustments in that quarter.
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
Results of Operations
     Three Months Ended September 30, 2005 Compared to Three Months Ended September 30, 2004
Overview
     For the three months ended September 30, 2005, Income before income taxes decreased by $3.2 million to $1.7 million compared to Income before income taxes of $4.9 million for the three months ended September 30, 2004. Net income decreased by $7.9 million to $1.2 million compared to Net income of $9.1 million for the three months ended September 30, 2004. During the three months ended September 30, 2004, the Company booked an income tax benefit of $4.2 million due to the recognition of a net deferred tax asset primarily resulting from prior years’ net operating losses.
     Total revenues increased by $0.4 million or 2.0% to $19.1 million for the three months ended September 30, 2005 from $18.7 million for the three months ended September 30, 2004. This increase in Total revenues was primarily due to increased Interest income that increased by $0.7 million or 384.2% to $0.8 million for the three months ended September 30, 2005 from $0.2 million for the three months ended September 30, 2004 as well as Information and user access fees, which grew 59.4% to $1.2 million for the three months ended September 30, 2005 from $0.7 million for the comparable period in 2004. Total commissions decreased by $1.0 million or 6.2% to $15.8 million for the three months ended September 30, 2005 from $16.8 million for the three months ended September 30, 2004.
     Total expenses for the three months ended September 30, 2005 increased 25.7% to $17.3 million, compared to $13.8 million in the three months ended September 30, 2004. Professional and consulting fees increased to $2.4 million, from $1.0 million in the three months ended September 30, 2004. Technology and communications increased to $2.3 million, from $1.5 million in the three months ended September 30, 2004. Employee compensation and benefits increased by $0.8 million to $9.0 million from $8.3 million in the three months ended September 30, 2004. Depreciation and amortization increased to $1.2 million from $0.6 million in the three months ended September 30, 2004. General and administrative expense increased to $1.9 million from $1.4 million in the three months ended September 30, 2005.
Revenues
     Our revenues for the three months ended September 30, 2005 and September 30, 2004, and the resulting dollar and percentage change, are as follows:

	Three months ended September 30,
	2005		2004
		% of		% of	$
	$	Revenues	$	Revenues	Change	% Change
	($ in thousands)
Revenues
Commissions
U.S. high-grade	$10,820	56.7%	$11,108	59.3%	$(288)	(2.6)%
European high-grade	3,132	16.4	3,652	19.5	(520)	(14.2)
Other	1,837	9.6	2,073	11.1	(236)	(11.4)

Total commissions	15,789	82.7	16,833	89.9	(1,044)	(6.2)
Information and user access fees	1,165	6.1	731	3.9	434	59.4
License fees	1,032	5.4	744	4.0	288	38.7
Interest income	828	4.3	171	0.9	657	384.2
Other	274	1.5	239	1.3	35	14.6

Total revenues	$19,088	100.0%	$18,718	100.0%	$370	2.0%

     We have historically earned most of our commissions and most of our revenues from the nine broker-dealer clients (ABN Amro, BNP Paribas, Banc of America, Bear Stearns, Credit Suisse First Boston, Deutsche Bank, JPMorgan, Lehman Brothers and UBS) that are (or whose affiliates are) our stockholders. Affiliates of most of our broker-dealer clients are also among our institutional investor clients. A table detailing the amount of revenues generated by the nine broker-dealer clients that are also stockholders and their respective affiliates, as well as the corresponding percentage of total revenues, is provided below for the three months ended September 30, 2005:

	Three months ended September 30,
	2005	2004
	($ in thousands)
Total revenues generated by broker-dealer client stockholders and their respective affiliates Commissions	$8,106	$9,682
Information and user access fees	241	118
Interest income	167	41
Other	156	125

Total revenues generated by broker-dealer client stockholders and their respective affiliates	$8,670	$9,966

Percentage of total revenues generated by broker-dealer client stockholders and their respective affiliates
Commissions	51.3%	57.5%
Information and user access fees	20.7%	16.1%
Interest income	17.9%	13.5%
Other	56.9%	52.3%
Percentage of total revenues generated by broker-dealer client stockholders and their respective affiliates	45.4%	53.2%
     Commissions. Commissions are generally calculated as a percentage of the notional volume of bonds traded on our platform and can vary based on the type, size, yield and maturity of the bond traded. For U.S. high-grade corporate bonds, we also generally charge a fixed monthly commission to our broker-dealer clients. Under our transaction fee plans, bonds that are more actively traded or that have shorter maturities are generally charged lower commissions, while bonds that are less actively traded or that have longer maturities generally command higher commissions.
     Total commissions decreased by $1.0 million or 6.2% to $15.8 million for the three months ended September 30, 2005 from $16.8 million for the comparable period in 2004. This decrease was due to lower European high-grade, U.S. high-grade and Other commissions. U.S. high-grade commissions decreased by $0.3 million or 2.6% to $10.8 million for the three months ended September 30, 2005 from $11.1 million for the comparable period in 2004. European high-grade commissions decreased by $0.5 million or 14.2% to $3.1 million from $3.7 million for the comparable period in 2004. Other commissions decreased by $0.2 million or 11.4% to $1.8 million from $2.1 million for the comparable period in 2004.
     The decrease in Total commissions of $1.0 million was primarily due to a decrease in transaction volume from $74.7 billion for the three months ended September 30, 2004 to $68.6 billion for the three months ended September 30, 2005, offset by a 7.3% increase in the average commission per million from $225 per million for the three months ended September 30, 2004 to $242 per million for the three months ended September 30, 2005. The increase in average commission per million was primarily attributable to the introduction in June 2005 of our new U.S. high-grade fee plan, which has higher fixed monthly fees than the prior plan, partially offset by lower average fees per million traded for European high-grade and Other transactions. The European high-grade average fee per million traded decreased from $198 for the three months ended September 30, 2004 to $192 for the three months ended September 30, 2005. The average fee per million traded for Other transactions decreased from $182 for the three months ended September 30, 2004 to $138 for the three months ended September 30, 2005 primarily as a result of lower fees from new issue transactions as a result of fee incentives provided to our broker-dealer clients. The fixed monthly U.S. high-grade fees amounted to $7.1 million for the three months ended September 30, 2005, compared to $4.8 million for the three months ended September 30, 2004.

     Our trading volume and average fees per million traded for the three months ended September 30, 2005 and 2004, are as follows:

	Three months ended September 30,
	2005	2004
Trading Volume Data (in billions)
U.S. high-grade	$35.7	$44.9
European high-grade	16.3	18.4
Other	13.3	11.4

Sub Total	65.3	74.7
Single Dealer Inquiries	3.3	—

Total	$68.6	$74.7

Commissions (in thousands)
U.S. high-grade	$10,820	$11,108
European high-grade	3,132	3,652
Other	1,837	2,073

Total	$15,789	$16,833

Average Fee Per Million Traded
U.S. high-grade	$303	$248
European high-grade	$192	$198
Other	$138	$182
For All Products	$242	$225
Number of U.S. Trading Days	64	63
Number of U.K. Trading Days	65	62
     For volume reporting purposes, transactions in foreign currencies are converted to U.S. dollars at the exchange rates prevailing on the day the transactions were executed.
     Single dealer inquiries represent U.S. high-grade trades for which no fees were charged in accordance with the new U.S. high-grade corporate bond fee plan that went into effect on June 1, 2005.
     In September 2005, the Company launched electronic credit default swap index trading on its platform. Trading volume data and commissions related to these transactions are included in Other.
     The following table shows the extent to which the changes in revenue for the three months ended September 30, 2005 as compared to the three months ended September 30, 2004 were attributable to reductions in volumes, increases in the average level of commissions charged and other factors not related to commission revenues:

Three months ended
September 30, 2005
(in thousands)
Volume reductions	$(2,115)
Average fee increases	1,071
Increase in Information and user access revenue	434
Increase in License fees	288
Increase in Interest income	657
Other	35

Total revenue increase	$370

     Our active institutional investor clients (firms that executed at least one trade through our electronic trading platform between October 2004 and September 2005) and broker-dealer clients as of September 30, 2005 and 2004 are as follows:

	As of September 30,
	2005	2004
Institutional Investor Clients:
US	413	352
Europe	214	167

Total	627	519

Broker-Dealer Clients	25	19

     Information and User Access Fees. Information and user access fees consist of fees charged for Corporate BondTicker to our broker-dealer clients, institutional investor clients and data-only subscribers; and monthly access fees charged to institutional investor clients for the use of our platform. Information and user access fees increased by $0.4 million or 59.4% to $1.2 million for the three months ended September 30, 2005 from $0.7 million for the three months ended September 30, 2004. This increase was primarily due to an increase in the number of subscribers as well as changes to our Corporate BondTicker service fee schedule introduced in the third quarter of 2004.
     License Fees. License fees consist of fees received from broker-dealer clients for access to our trading platform through a non-exclusive and non-transferable license. The license fee is a one-time fee and is recognized in the first three months of the agreement in the estimated amount of the set-up costs that we incur and the remaining amount is amortized over the initial term of the agreement, which is generally three years. License fees increased by $0.3 million or 38.7% to $1.0 million for the three months ended September 30, 2005 from $0.7 million for the three months ended September 30, 2004. This increase was attributable to the addition of three new broker-dealer clients.
     Interest Income. Interest income consists of income earned on our investments. Interest income increased by $0.7 million or 384.2% to $0.8 million for the three months ended September 30, 2005 from $0.2 million for the comparable period in 2004. This increase was primarily due to higher Cash and cash equivalents, and Securities balances during the three months ended September 30, 2005 as compared to the three months ended September 30, 2004.
     Other. Other revenues consist of telecommunications line charges to broker-dealer clients and other miscellaneous revenues. Other revenues increased to $0.3 million for the three months ended September 30, 2005 compared to $0.2 million for the three months ended September 30, 2004.
     Expenses
     Our expenses for the three months ended September 30, 2005 and 2004, and the resulting dollar and percentage change, are as follows:

	Three months ended September 30,
	2005		2004
		% of		% of
	$	Revenues	$	Revenues	$ Change	% Change
			($ in thousands)
Expenses
Employee compensation and benefits	$9,030	47.3%	$8,259	44.1%	$771	9.3%
Depreciation and amortization	1,175	6.2	644	3.4	531	82.5
Technology and communications	2,302	12.1	1,496	8.0	806	53.9
Professional and consulting fees	2,423	12.7	1,041	5.6	1,382	132.8
Marketing and advertising	503	2.6	750	4.0	(247)	(32.9)
Moneyline revenue share	—	—	219	1.2	(219)	(100.0)
General and administrative	1,914	10.0	1,388	7.4	526	37.9

Total expenses	$17,347	90.9%	$13,797	73.7%	$3,550	25.7%

     Employee Compensation and Benefits. Employee compensation and benefits is comprised of salaries, incentive compensation and related employee benefits and payroll taxes. Employee compensation and benefits increased by $0.8 million or 9.3% to $9.0 million for the three months ended September 30, 2005 from $8.3 million for the three months ended September 30, 2004. This increase was primarily due to higher payroll tax contributions relating to employee options for staff of MarketAxess Europe and increased salary expenses offset by higher capitalization of technology development wages. The total number of employees increased to 178 as of September 30, 2005 from 171 as of September 30, 2004. As a percentage of total revenues, employee compensation and benefits expense increased to 47.3% for the three months ended September 30, 2005 from 44.1% for the three months ended September 30, 2004.
     Depreciation and Amortization. Depreciation and amortization expense results from the depreciation of fixed assets, which consist of computer hardware, furniture and fixtures, and the amortization of software, capitalized software development costs and leasehold improvements. Depreciation and amortization expense increased by $0.5 million or 82.5% to $1.2 million for the three months ended September 30, 2005 from $0.6 million for the three months ended September 30, 2004. The increase in depreciation is attributable to capitalization of software development costs of $3.2 million since September 2004 and the purchase of $2.8 million of computer and related equipment for our new disaster recovery facility, which went into production in May 2005.

     Technology and Communications. Technology and communications expense consists primarily of costs for our network connections, data center hosting and data feeds provided by outside vendors or service providers. Technology and communications expense increased by $0.8 million or 53.9% to $2.3 million for the three months ended September 30, 2005 from $1.5 million for the three months ended September 30, 2004. This increase was attributable to increased costs relating to market data and production telecommunications.
     Professional and Consulting Fees. Professional and consulting fees consist of fees paid for accounting and legal fees, information technology and non-information technology consultants costs. Professional and consulting fees increased by $1.4 million or 132.8% to $2.4 million for the three months ended September 30, 2005 from $1.0 million for the three months ended September 30, 2004. This increase was primarily due to additional audit and tax fees, consultancy costs associated with compliance with the requirements of the Sarbanes-Oxley Act and increased recruiting costs.
     Marketing and Advertising. Marketing and advertising expense consists primarily of print and other advertising expenses we incur to promote our products and services. This expense also includes costs associated with attending or exhibiting at industry-sponsored seminars, conferences and conventions. Also included in this expense are travel and entertainment expenses incurred by our sales force to promote our trading platform and information services. Marketing and advertising expense decreased by $0.2 million or 32.9% to $0.5 million for the three months ended September 30, 2005 from $0.8 million for the three months ended September 30, 2004. This decrease was primarily due to reduced advertising expenses.
     Moneyline Revenue Share. Moneyline revenue share expense consists of expenses incurred pursuant to our agreement with Moneyline Telerate. Moneyline revenue share expense decreased from $0.2 million for the three months ended September 30, 2004 to $0 for the three months ended September 30, 2005. The Moneyline revenue share expense ended in February 2005, as we migrated away from the Moneyline technology platform to our new internally developed platform.
     General and Administrative. General and administrative expense consists primarily of occupancy and utilities, general travel and entertainment, staff training, board of directors costs, various state franchise taxes and U.K. value-added taxes. General and administrative expense increased by $0.5 million or 37.9% to $1.9 million for the three months ended September 30, 2005 from $1.4 million for the comparable period in 2004. This increase was primarily due to higher charitable contributions, occupancy expenses, U.K value-added taxes and board of directors costs.
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
     As of September 30, 2005, the Company had net operating loss carryforwards for income tax purposes of $96.0 million. The U.S. net operating loss carryforwards as of September 30, 2005 totaling $85.7 million will begin to expire in 2019 and the U.K. net operating loss carryforwards as of September 30, 2005 totaling $10.3 million do not expire. As of September 30, 2005, the Company had recorded a gross deferred tax asset of $57.7 million reduced to a net deferred tax asset of $39.7 million by a valuation allowance of $18.0 million. In addition, there was a deferred tax liability of $2.8 million for capitalized software development costs. The net operating losses will be carried forward to future years.
     For the three months ended September 30, 2005, we recorded an income tax provision of $0.6 million. The provision consists principally of $0.3 million in federal taxes, $0.1 million in state and local taxes, and $0.1 million in foreign taxes.
     For the three months ended September 30, 2004, we recorded an income tax benefit of $4.2 million. The benefit primarily consists of a reduction in the valuation allowance of $3.5 million relating to our deferred tax asset, an adjustment to the deferred tax asset in respect of the net operating loss carryforwards of $1.8 million and tax credits of $0.8 million. This was offset with a charge of $2.2 million, which included federal, state and local and foreign taxes. We recorded a valuation allowance of $18.1 million against the gross deferred tax assets of $61.3 million arising from net operating loss carryforwards and temporary differences relating to deductibility of certain expenses for book and tax purposes. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which the temporary differences become deductible. The valuation allowance was reduced to $18.1 million during the three months ended September 30, 2004 based on our reassessment of the factors impacting the valuation allowance previously recorded. Such factors included five consecutive quarters of profitable operations in the U.S. and four consecutive quarters of profitable operations in the U.K., our expectation of continuing future profitable operations, our anticipation that we would be able to utilize certain net operating loss carryforwards during 2004 and our ability to utilize certain of the net operating loss carryforwards in future periods prior to their expiration.
     Had we not recorded the reduction in the valuation allowance and the adjustment of the deferred tax asset in respect of the net operating loss carryforwards, the income tax expense for the three months ended September 30, 2004 would have been $0.1 million, representing alternative minimum taxes.
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
     Nine Months Ended September 30, 2005 Compared to Nine Months Ended September 30, 2004
Overview
     For the nine months ended September 30, 2005, Income before income taxes decreased by $2.3 million to $9.9 million compared to Income before income taxes of $12.2 million for the nine months ended September 30, 2004. Net income decreased by $49.0 million to $6.1 million compared to Net income of $55.1 million for the nine months ended September 30, 2004. During the nine months ended September 30, 2004, the Company booked an income tax benefit of $42.9 million due to the recognition of a net deferred tax asset primarily resulting from prior years’ net operating losses.
     Total revenues increased by $3.6 million or 6.3% to $59.7 million for the nine months ended September 30, 2005 from $56.1 million for the nine months ended September 30, 2004. This increase in Total revenues was primarily due to a $1.8 million increase in Interest income, a $1.5 million increase in Information and user access fees, and a $0.9 million increase in U.S. high-grade commissions offset in part by a reduction of $0.9 million in European high-grade commissions.
     Total expenses for the nine months ended September 30, 2005 increased 13.2% to $49.7 million, compared to $43.9 million in the first nine months of 2004. Professional and consulting fees increased to $7.1 million, from $2.8 million in the nine months ended September 30, 2004. Employee compensation and benefits increased to $26.9 million for the nine months ended September 30, 2005, from $24.9 million for the comparable period of 2004. Technology and communications increased to $6.3 million, from $4.6 million in the nine months ended September 30, 2004. Depreciation and amortization increased to $3.3 million in the nine months ended September 30, 2005 from $2.5 million in the nine months ended September 30, 2004. General and administrative expenses increased to $4.4 million from $3.7 million in the nine months ended September 30, 2004. These increases were offset in part by the lack of warrant-related expense. The warrant program concluded in the first quarter of 2004 and accounted for $2.5 million of expense during that period. Moneyline revenue share expense decreased by $1.1 million to a benefit of $0.1 million for the nine months ended September 30, 2005 due to reversal of a prior period overaccrual.

Revenues
     Our revenues for the nine months ended September 30, 2005 and 2004, and the resulting dollar and percentage change, are as follows:

	Nine months ended September 30,
	2005		2004
		% of		% of	$	%
	$	Revenues	$	Revenues	Change	Change
			($ in thousands)
Revenues
Commissions U.S. high-grade	$34,900	58.5%	$34,024	60.6%	$876	2.6%
European high-grade	10,869	18.2	11,795	21.0	(926)	(7.9)
Other	5,398	9.0	5,555	9.9	(157)	(2.8)

Total commissions	51,167	85.7	51,374	91.5	(207)	(0.4)
Information and user access fees	3,204	5.4	1,752	3.1	1,452	82.9
License fees	2,303	3.9	1,892	3.4	411	21.7
Interest income	2,205	3.7	441	0.8	1,764	400.0
Other	799	1.3	665	1.2	134	20.2

Total revenues	$59,678	100.0%	$56,124	100.0%	$3,554	6.3%

     We have historically earned most of our commissions and most of our revenues from the nine broker-dealer clients (ABN Amro, BNP Paribas, Banc of America, Bear Stearns, Credit Suisse First Boston, Deutsche Bank, JPMorgan, Lehman Brothers and UBS) that are (or whose affiliates are) our stockholders. Affiliates of most of our broker-dealer clients are also among our institutional investor clients. A table detailing the amount of revenues generated by the nine broker-dealer clients that are also stockholders and their respective affiliates, as well as the corresponding percentage of total revenues, is provided below for the nine months ended September 30, 2005 and 2004:

	Nine months ended September 30,
	2005	2004
	($ in thousands)
Total revenues generated by broker-dealer client stockholders and their respective affiliates
Commissions	$28,416	$29,607
Information and user access fees	683	255
Interest income	549	162
Other	419	372

Total revenues generated by broker-dealer client stockholders and their respective affiliates	$30,067	$30,396

Percentage of total revenues generated by broker-dealer client stockholders and their respective affiliates
Commissions	55.5%	57.6%
Information and user access fees	21.3%	14.6%
Interest income	22.3%	36.7%
Other	52.4%	55.9%
Percentage of total revenues generated by broker-dealer client stockholders and their respective affiliates	50.4%	54.2%
     Commissions. Commissions are generally calculated as a percentage of the notional volume of bonds traded on our platform and can vary based on the type, size, yield and maturity of the bond traded. For U.S. high-grade corporate bonds, we also generally charge a fixed monthly commission to our broker-dealer clients. Under our transaction fee plans, bonds that are more actively traded or that have shorter maturities are generally charged lower commissions, while bonds that are less actively traded or that have longer maturities generally command higher commissions.
     Total commissions decreased by $0.2 million or 0.4% to $51.2 million for the nine months ended September 30, 2005 from $51.4 million for the comparable period in 2004. U.S. high-grade commissions increased by $0.9 million or 2.6% to $34.9 million for the nine months ended September 30, 2005 from $34.0 million for the comparable period in 2004. European high-grade commissions decreased $0.9 million or 7.9% to $10.9 million from $11.8 million for the comparable period in 2004. Other commissions decreased by $0.2 million or 2.8% to $5.4 million from $5.6 million for the comparable period in 2004.

     The decrease in Total commissions of $0.2 million was primarily due to a 3.4% reduction in the average commission per million from $235 per million for the nine months ended September 30, 2004 to $227 per million for the nine months ended September 30, 2005, offset by an increase in transaction volume from $218.8 billion for the nine months ended September 30, 2004 to $229.9 billion for the nine months ended September 30, 2005. This decrease in average commission per million was primarily attributable to an increase in the volume of transactions with lower fees per million. The European high-grade average fee per million traded decreased from $198 for the three months ended September 30, 2004 to $194 for the three months ended September 30, 2005. The average fee per million traded for Other transactions decreased from $221 for the three months ended September 30, 2004 to $153 for the three months ended September 30, 2005 primarily as a result of lower fees from new issue transactions as a result of fee incentives provided to our broker-dealer clients. The fixed monthly U.S. high-grade fees amounted to $17.6 million for the nine months ended September 30, 2005, compared to $13.9 million for the nine months ended September 30, 2004.
     U.S. Treasury securities have not been traded over our platform since February 2005, when our strategic alliance with BrokerTec USA, L.L.C. ended.
     Our trading volume and average fees per million traded for the nine months ended September 30, 2005 and 2004, are as follows:

	Nine months ended September 30,
	2005	2004
Trading Volume Data (in billions)
U.S. high-grade	$134.3	$134.1
European high-grade	56.1	59.6
Other	35.3	25.2

Sub Total	225.7	218.8
Single Dealer Inquiries	4.2	—

Total	$229.9	$218.8

Commissions (in thousands)
U.S. high-grade	$34,900	$34,024
European high-grade	10,869	11,795
Other	5,398	5,555

Total	$51,167	$51,374

Average Fee Per Million Traded
U.S. high-grade	$260	$254
European high-grade	$194	$198
Other	$153	$221
Average Fee Per Million Traded For All Products	$227	$235
Number of U.S. Trading Days	189	188
Number of U.K. Trading Days	190	188
     For volume reporting purposes, transactions in foreign currencies are converted to U.S. dollars at the exchange rates prevailing on the day the transactions were executed.
     Single dealer inquiries represent U.S. high-grade trades for which no fees were charged in accordance with the new U.S. high-grade corporate bond fee plan that went into effect on June 1, 2005.
     In September 2005, the Company launched electronic credit default swap index trading on its platform. Trading volume data and commissions related to these transactions are included in Other.

     The following table shows the extent to which the changes in revenue for the nine months ended September 30, 2005 as compared to the nine months ended September 30, 2004 were attributable to increases in volumes, reductions in the average level of commissions charged and other factors not related to commission revenues:

Nine months ended
September 30, 2005
(in thousands)
Volume increases	$1,590
Average fee reductions	(1,797)
Increase in Information services and user access revenue	1,452
Increase in License fees	411
Increase in Interest income	1,764
Other	134

Total revenue increase	$3,554

     Our active institutional investor clients (firms that executed at least one trade through our electronic trading platform between October 2004 and September 2005) and broker-dealer clients as of September 30, 2005 and September 30, 2004 are as follows:

	As of September 30,
	2005	2004
Institutional Investor Clients:
US	413	352
Europe	214	167

Total	627	519

Broker-Dealer Clients	25	19

     Information and User Access Fees. Information and user access fees consist of fees charged for Corporate BondTicker to our broker-dealer clients, institutional investor clients and data-only subscribers; and monthly access fees charged to institutional investor clients for the use of our platform. Information and user access fees increased by $1.5 million or 82.9% to $3.2 million for the nine months ended September 30, 2005 from $1.8 million for the nine months ended September 30, 2004. This increase was primarily due to an increase in the number of institutional clients as well as changes to our Corporate BondTicker service fee schedule introduced in the third quarter of 2004.
     License Fees. License fees consist of fees received from broker-dealer clients for access to our trading platform through a non-exclusive and non-transferable license. The license fee is a one-time fee and is recognized in the first three months of the agreement in the estimated amount of the set-up costs that we incur and the remaining amount is amortized over the initial term of the agreement, which is generally three years. License fees increased by $0.4 million or 21.7% to $2.3 million for the nine months ended September 30, 2005 from $1.9 million for the nine months ended September 30, 2004. This increase was attributable to the addition of three new broker-dealer clients in the nine months ended September 30, 2005.
     Interest Income. Interest income consists of income earned on our investments. Interest income increased by $1.8 million or 400.0% to $2.2 million for the nine months ended September 30, 2005 from $0.4 million for the comparable period in 2004. This increase was primarily due to higher Cash and cash equivalents and Securities balances during the nine months ended September 30, 2005 as compared to the comparable period in 2004.
     Other. Other revenues consist of telecommunications line charges to broker-dealer clients and other miscellaneous revenues. Other revenues increased by $0.1 million or 20.2% to $0.8 million for the nine months ended September 30, 2005 compared to $0.7 million for the nine months ended September 30, 2004.

Expenses
     Our expenses for the nine months ended September 30, 2005 and 2004, and the resulting dollar and percentage change, are as follows:

	Nine months ended September 30,
	2005		2004
	$	% of Revenues	$	% of Revenues	$ Change	% Change
			($ in thousands)
Expenses
Employee compensation and benefits	$26,947	45.2%	$24,869	44.3%	$2,078	8.4%
Depreciation and amortization	3,267	5.5	2,471	4.4	796	32.2
Technology and communications	6,307	10.6	4,635	8.3	1,672	36.1
Professional and consulting fees	7,053	11.8	2,777	4.9	4,276	154.0
Warrant-related expense	—	—	2,524	4.5	(2,524)	(100.0)
Marketing and advertising	1,784	3.0	1,893	3.4	(109)	(5.8)
Moneyline revenue share	(50)	(0.1)	1,039	1.9	(1,089)	(104.8)
General and administrative	4,441	7.4	3,729	6.6	712	19.1

Total expenses	$49,749	83.4%	$43,937	78.3%	$5,812	13.2%

     Employee Compensation and Benefits. Employee compensation and benefits is comprised of salaries, incentive compensation and related employee benefits and payroll taxes. Employee compensation and benefits increased by $2.1 million or 8.4% to $26.9 million for the nine months ended September 30, 2005 from $24.9 million for the nine months ended September 30, 2004. This increase was primarily due to the addition of new employees to support our growth (including the development of credit derivatives trading services), higher payroll tax contributions relating to employee options for staff of MarketAxess Europe and lower capitalization of technology development wages. The total number of employees increased to 178 as of September 30, 2005 from 171 as of September 30, 2004. As a percentage of total revenues, employee compensation and benefits expense increased to 45.2% for the nine months ended September 30, 2005 from 44.3% for the nine months ended September 30, 2004.
     Depreciation and Amortization. Depreciation and amortization expense results from the depreciation of fixed assets, which consist of computer hardware, furniture and fixtures, and the amortization of software, capitalized software development costs and leasehold improvements. Depreciation and amortization expense increased by $0.8 million or 32.2% to $3.3 million for the nine months ended September 30, 2005 from $2.5 million for the nine months ended September 30, 2004. The increase in depreciation was attributable to capitalization of software development costs of $3.2 million since September 2004 and the purchase of $2.8 million of computer and related equipment for our new disaster recovery facility, which went into production in May 2005. In November 2004, we determined that our trading platform software developed by us with input from Moneyline, a stockholder, would be retired by March 31, 2005. Therefore, we accelerated depreciation of this software and during the first quarter of 2005 recorded additional depreciation in the amount of $0.3 million.
     Technology and Communications. Technology and communications expense consists primarily of costs for our network connections, data center hosting and data feeds provided by outside vendors or service providers. Technology and communications expense increased by $1.7 million or 36.1% to $6.3 million for the nine months ended September 30, 2005 from $4.6 million for the nine months ended September 30, 2004. This increase was attributable to increased costs relating to market data, production telecommunications and software licensing.
     Professional and Consulting Fees. Professional and consulting fees consist of fees paid for accounting and legal fees, information technology and non-information technology consultants costs. Professional and consulting fees increased by $4.3 million or 154.0% to $7.1 million for the nine months ended September 30, 2005 from $2.8 million for the nine months ended September 30, 2004. This increase was primarily due to additional audit and tax fees, consultancy costs associated with compliance with the requirements of the Sarbanes-Oxley Act and increased recruiting and technology consulting fees.
     Warrant-related Expense. Warrant-related expense is the expense associated with the allocation of shares of our common stock pursuant to a warrant issued to six of our broker-dealer clients at the time they made an equity investment in MarketAxess Holdings Inc. In the nine months ended September 30, 2004 we incurred warrant-related expense of $2.5 million. As the warrant program ended in February 2004, there was no warrant-related expense for the nine months ended September 30, 2005. We will no longer record any expense related to this warrant.

     Marketing and Advertising. Marketing and advertising expense consists primarily of print and other advertising expenses we incur to promote our products and services. This expense also includes costs associated with attending or exhibiting at industry-sponsored seminars, conferences and conventions. Also included in this expense are travel and entertainment expenses incurred by our sales force to promote our trading platform and information services. Marketing and advertising expense decreased by $0.1 million or 5.8% to $1.8 million for the nine months ended September 30, 2005 from $1.9 million for the nine months ended September 30, 2004. This decrease was primarily due to reduced advertising expenses.
     Moneyline Revenue Share. Moneyline revenue share expense consists of expenses incurred pursuant to our agreement with Moneyline Telerate. Moneyline revenue share expense decreased by $1.1 million to a benefit of $0.1 million for the nine months ended September 30, 2005 from $1.0 million for the nine months ended September 30, 2004 due to the reversal of a prior period over accrual. The Moneyline revenue share expense ended in February 2005, as we migrated away from the Moneyline technology platform to our new internally-developed platform.
     General and Administrative. General and administrative expense consists primarily of occupancy and utilities, general travel and entertainment, staff training, board of directors costs and various state franchise and U.K. value-added taxes. General and administrative expense increased by $0.7 million or 19.1% to $4.4 million for the nine months ended September 30, 2005 from $3.7 million for the comparable period in 2004. This increase was due to higher occupancy expenses, U.K. value-added taxes, charitable contributions, and board of directors costs.
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
     As of September 30, 2005, the Company had net operating loss carryforwards for income tax purposes of $96.0 million. The U.S. net operating loss carryforwards as of September 30, 2005 totaling $85.7 million will begin to expire in 2019 and the U.K. net operating loss carryforwards as of June 30, 2005 totaling $10.3 million do not expire. As of September 30, 2005 the Company had recorded a gross deferred tax asset of $57.7 million reduced to a net deferred tax asset of $39.7 million by a valuation allowance of $18.0 million. In addition, there was a deferred tax liability for capitalized software development cost of $2.8 million. The net operating losses will be carried forward to future years.
     For the nine months ended September 30, 2005, we recorded an income tax provision of $3.9 million. The provision consists principally of $2.2 million in federal taxes, $0.9 million in state and local taxes and $0.8 million in foreign taxes.
     For the nine months ended September 30, 2004, we recorded an income tax benefit of $42.9 million. The benefit consisted of $46.1 million relating to the recognition of deferred tax assets, an adjustment to the deferred tax asset in respect of the net operating loss carryforwards of $2.4 million and tax credits of $1.0 million. This was offset with a charge of $6.5 million, which included federal, state and local, and foreign taxes. We recorded a valuation allowance of $18.1 million against the gross deferred tax assets of $61.3 million arising from net operating loss carryforwards and temporary differences relating to the deductibility of certain expenses for book and tax purposes. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences become deductible. The valuation allowance was reduced to $18.1 million based on our reassessment of the factors impacting the valuation allowance previously recorded. Such factors included five consecutive quarters of profitable operations in the U.S. and four consecutive quarters of profitable operations in the U.K., our expectation of continuing future profitable operations, our anticipation that we would be able to utilize certain net operating loss carryforwards during 2004 and our ability to utilize certain of the net operating loss carryforwards in future years prior to their expiration.
     Had we not recorded the reduction in the valuation allowance and the adjustment to the deferred tax asset in respect of the net operating loss carryforward, the income tax expense for the nine months ended September 30, 2004 would have been $0.3 million, representing alternative minimum taxes.
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

Critical Accounting Policies and Estimates
     There have been no significant changes to our critical accounting policies and estimates during the nine months ended September 30, 2005, as compared to those we disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report and Form 10-K/A for the year ended December 31, 2004.
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
Liquidity and Capital Resources
     Our cash flows for the periods presented below were as follows:

	Nine months ended September30,
	2005	2004
	(In thousands)
Net cash provided by operating activities	$9,124	$10,174
Net cash used in investing activities	(54,725)	(12,507)
Net cash provided by financing activities	2,492	100
Effect of exchange rate differences	(50)	(186)

Net decrease for the period	$(43,159)	$(2,419)

     Operating Activities
     Net cash provided by operating activities was $9.1 and 10.2 million for the nine months ended September 30, 2005 and 2004.
     Net cash provided by operating activities of $9.1 million for the nine months ended September 30, 2005 consisted of net income of $6.1 million, adjusted for non-cash charges, primarily consisting of $3.5 million in respect of deferred taxes, charges of $3.3 million for depreciation and amortization, $1.1 million for compensation expense related to stock option issuance and $0.5 million for the amortization of unearned compensation. These non-cash charges were offset by a decrease in cash resulting from changes in operating assets and liabilities of $5.5 million, primarily from an increase in accounts receivable, the payment of annual incentive bonuses in January 2005, and a decrease of deferred license revenue.
     Net cash provided by operating activities of $10.2 million for the nine months ended September 30, 2004 consisted of net income of $55.1 million, adjusted for non-cash items, primarily consisting of recognition of $43.1 million of deferred taxes, charges of $2.5 million for depreciation and amortization, $2.5 million for warrant-related expense and $1.4 million for compensation expense related to stock option issuance. These non-cash charges were offset by a decrease in cash resulting from changes in operating assets and liabilities of $8.5 million, primarily as a result of an increase in accounts receivable and the payment of annual incentive bonuses in January 2004.
     Investing Activities
     Net cash used in investing activities was $54.7 million and $12.5 million for the nine months ended September 30, 2005 and 2004, respectively.
     Net cash used in investing activities of $54.7 million for the nine months ended September 30, 2005 consisted of purchases of Available-for-sale securities of $106.3 million, purchases of Securities Held-to-maturity of $35.4 million, purchases of furniture, equipment and leasehold improvements of $0.5 million and capitalization of software development costs of $2.5 million. These purchases were offset by proceeds from sales of short-term investments of $5.8 million, proceeds from sales of Available-for-sale securities of $50.8 million and proceeds from maturities of Held-to-maturity securities of $33.4 million.

     Net cash used in investing activities of $12.5 million for the nine months ended September 30, 2004 primarily consisted of purchases of short-term investments of $6.0 million, purchases of furniture, equipment and leasehold improvements of $3.1 million and capitalization of software development costs of $2.9 million.
     Financing Activities
     Net cash provided by financing activities was $2.5 million and $0.1 million for the nine months ended September 30, 2005 and 2004, respectively. Financing activities in 2005 and 2004 primarily consisted of proceeds received from the exercise of stock options and warrants. In September 2005, a related party converted 530,102 warrants into 529,958 shares of common stock through a non-cash exchange.
     Past trends of cash flows are not necessarily indicative of future cash flow levels. A decrease in cash flows may have a material adverse effect on our liquidity, business and financial condition.
Other Factors Influencing Liquidity and Capital Resources
     Commissions, information and user access fees, and general operating expenses are the key factors that influence our cash flow. At September 30, 2005, we had Cash and cash equivalents of $54.5 million, Securities Available-for-sale of $55.4 million and Securities Held-to-maturity of $2.0 million. Cash and cash equivalents and Securities balances increased by $8.4 million compared to December 31, 2004. As of September 30, 2005, Cash and cash equivalents and Securities represented 60.3% of our total assets, compared to 55.6% as of December 31, 2004.
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
     Our two major operating subsidiaries, MarketAxess Corporation and MarketAxess Europe Limited, are registered as a broker-dealer in the U.S. and an alternative trading system in the U.K., respectively. As such, they are subject to minimum regulatory capital requirements imposed by their respective market regulators that are intended to ensure general financial soundness and liquidity based on certain minimum capital requirements. The U.S. and the U.K. regulations prohibit a registered broker-dealer and alternative trading system, respectively, from repaying borrowings from its parent or affiliates, paying cash dividends, making loans to its parent or affiliates or otherwise entering into transactions that result in a significant reduction in its regulatory net capital position without prior notification to or approval from its principal regulator. The capital structures of our broker-dealer subsidiaries are designed to provide each with capital and liquidity consistent with its business and regulatory requirements. As of September 30, 2005, MarketAxess Corporation had net capital of $16.9 million, which was $16.1 million in excess of its required minimum net capital of $0.8 million. MarketAxess Europe Limited had financial resources, as defined by the FSA, of $11.2 million, which was $7.5 million in excess of its required financial resources of $3.7 million.
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
     We have historically earned a substantial portion of our commissions from the nine broker-dealer clients that are our stockholders. For the three months ended September 30, 2005, $8.1 million or 51.3% of our commissions, and for the nine months ended September 30, 2005, $28.4 million or 55.5% of our commissions, were generated by these nine broker-dealer clients. None of our broker-dealer clients is contractually or otherwise obligated to continue to use our electronic trading platform. Reduced involvement of these broker-dealer clients due to their loss of a right to designate a member of our Board of Directors or the potential reduction in the level of their equity ownership if these entities should sell shares of our common stock, may cause them to reduce or discontinue their use of our electronic trading platform and other services, which could negatively impact the use of our platform by our institutional investor clients. The loss of, or a significant reduction of, participation on our platform by these broker-dealer clients may have a material adverse effect on our business, financial condition and results of operations.
Nine of our broker-dealer clients or their affiliates beneficially own, in the aggregate, approximately 45.0% of our outstanding common stock. These broker-dealer clients have strategic interests that differ from those of our other stockholders.
     As of September 30, 2005, nine of our broker-dealer clients or their affiliates owned, in the aggregate, approximately 45.0% of our outstanding common stock and on a beneficial ownership basis owned, in the aggregate, a majority of our common stock. These broker-dealer clients have strategic interests that are different from ours and those of our other stockholders. For example, in their capacity as broker-dealer clients, they would presumably favor lower commissions and/or commission caps. Furthermore, as stockholders in other consortia that have developed competitive electronic trading networks or have announced their intention to explore the development of competitive electronic trading networks, they may decide to direct some or all of their electronic trading business to one or more of our competitors. While these actions, if taken, would presumably reduce our revenues and our market capitalization and, therefore, the value of their ownership position in us, there can be no assurance that they will not decide to take such actions for their own strategic reasons.
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
     In addition, to the extent any future sales of common stock by our broker-dealer clients result in an “ownership change” within Section 382, we may not be able to realize certain income tax benefits resulting from our net operating loss carryforwards existing at the date of such ownership change. For more information regarding these potential income tax benefits and our net operating loss carryforwards, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
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
     Our accumulated losses at September 30, 2005 were $94.6 million. We expect that our expenses will increase in the near term as we continue to expand our business and in order to meet the requirements related to being a public company. We cannot predict whether we will be able to sustain profitability and we may incur losses in future periods. If we are not able to sustain profitability, our stock price may decline.
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
     Our growth is also dependent on our ability to diversify our revenue base. We currently derive a majority of our revenues from secondary trading in U.S. high-grade corporate bonds. Our trading volume for U.S. high-grade corporate bonds has decreased for the past two quarters ended June 30, 2005 and September 30, 2005 and our commissions from such trading have also decreased. Our long-term business strategy is dependent on expanding our service offerings and increasing our revenues from other fixed-income products and other sources. We cannot assure you that our efforts will be successful or result in increased revenues or continued profitability.
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
     On June 1, 2005, we introduced a new fee plan primarily for secondary market transactions in U.S. high-grade corporate bonds executed on our electronic trading platform. As of September 30, 2005, 16 of our U.S. high-grade broker-dealer clients have signed new two-year agreements that supersede the fee arrangements that we entered into with many of our broker-dealer clients during the third quarter of 2003. The new plan incorporates higher fixed monthly fees and lower variable fees for our broker-dealer clients than the previous fee arrangements.
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
     We have experienced decreases in overall trading volume in certain periods, including the two most recent quarters ended June 30, 2005 and September 30, 2005, and may experience decreases in trading volume in the future. Declines in the overall volume of fixed-income securities trading and in market liquidity generally, as well as declines in interest rate volatility, result in lower revenues from commissions for trades executed on our electronic trading platform and fees generated from related activities.
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
     In the technology industry, there is frequent litigation based on allegations of infringement or other violations of intellectual property rights. As the number of participants in our market increases, we expand into new markets and introduce new services, and the number of patents and other intellectual property registrations increases, the possibility of an intellectual property claim against us grows.

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
     As an enterprise founded and historically controlled by broker-dealer competitors, we may be subject to ongoing regulatory scrutiny of our business to a degree that is not likely to be experienced by some of our competitors. In November 2000, we received a Civil Investigative Demand from the U.S. Department of Justice in connection with the Antitrust Division’s investigation of electronic bond and other consortia trading systems. After compliance with all information requests, we received notice from the U.S. Department of Justice in December 2004 that the investigation had been officially closed. If the use of our electronic trading platform grows and represents a greater share of the trading volume of fixed-income securities, the risk that other regulatory investigations could commence in the future increases. Additionally, the involvement of individuals affiliated with certain of our broker-dealer clients on our Board of Directors and as stockholders may subject us to increased regulatory scrutiny of our business. At any time, the outcome of investigations and other regulatory scrutiny could lead to compulsory changes to our business model, conduct or practices, or our relationships with our broker-dealer clients, or additional governmental scrutiny or private lawsuits against us, any of which could materially harm our revenues, impair our ability to provide access to the broadest range of fixed-income securities and impact our ability to grow and compete effectively, particularly as we implement new initiatives designed to enhance our competitive position.
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
     Our interest income from money market instruments, U.S. Treasury obligations and various securities was $1.3 million for the nine months ended September 30, 2005. Fluctuations in interest income are attributable to changes in our cash balances or holdings of U.S. Treasury securities and fluctuations in interest rates received on those balances or securities.

Derivative Risk
     Our limited derivative risk stems from our activities in the foreign currency forward contract market. We use this market to mitigate our U.S. dollar versus Pound Sterling exposure that arises from the activities of our U.K. subsidiaries. As of September 30, 2005, the notional value of our foreign currency forward contracts was $14.2 million with an unrealized gain of $0.2 million. We do not speculate in any derivative instruments.
Item 4. Controls and Procedures
     (a) Evaluation of Disclosure Controls and Procedures. Our management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our “disclosure controls and procedures,” as that term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of September 30, 2005. Based on such evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective to ensure that information required to be disclosed by MarketAxess in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and to ensure that information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
     (b) Changes in Internal Controls. There were no changes in our internal controls over financial reporting during the quarter ended September 30, 2005 identified in connection with the evaluation thereof by our management, including the Chief Executive Officer and Chief Financial Officer, that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II — Other Information
Item 1. Legal Proceedings
     We are not currently a party to any material legal proceedings. We may be subject to various claims and legal actions arising in the ordinary course of business.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     None
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

SIGNATURES
     Pursuant to the requirements of the Securities Act of 1933, as amended, the registrant has duly caused this Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of New York, State of New York, on this 9th day of November, 2005.

MARKETAXESS HOLDINGS INC.

Date: November 9, 2005	By:	/s/ Richard M. McVey

Richard M. McVey
President and Chief Executive Officer
(principal executive officer)

Date: November 9, 2005	By:	/s/ James N. B. Rucker

James N. B. Rucker
Chief Financial Officer
(principal financial and accounting officer)