Form 10-K
period 2005-12-31
MARKETAXESS HOLDINGS INC
filed 2006-03-14
CIK 1278021

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT of 1934

For the fiscal year ended December 31, 2005

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
      Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.     Yes ☐          No ☑
      Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.     Yes ☐          No ☑
      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐
      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☐
      Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.
Large accelerated filer     ☐          Accelerated filer     ☑          Non-accelerated filer     ☐
      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐          No ☑
      The aggregate market value of the shares of common stock and non-voting common stock held by non-affiliates of the registrant as of June 30, 2005 (the last business day of the registrant’s most recently completed second fiscal quarter) was approximately $297,447,980 computed by reference to the last reported sale price on the National Market System on that date. For purposes of this calculation, affiliates are considered to be officers, directors and holders of 10% or more of the outstanding common stock of the registrant on that date. The registrant had 23,559,473 shares of common stock, 1,635,318 of which were held by affiliates, and 4,401,330 shares of non-voting common stock outstanding on that date.
      At March 8, 2006, the aggregate number of shares of the registrant’s voting and non voting common stock outstanding was 30,561,662.
DOCUMENTS INCORPORATED BY REFERENCE
      Portions of the registrant’s definitive proxy statement for the 2006 Annual Meeting of Stockholders are incorporated by reference into Items 10, 11, 12, 13 and 14 of Part III of this Form 10-K.

MARKETAXESS HOLDINGS INC.
2005 FORM 10-K ANNUAL REPORT

PART I
Forward-Looking Statements
      This report contains certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements may be identified by words such as “expects,” “intends,” “anticipates,” “plans,” “believes,” “seeks,” “estimates,” “will,” or words of similar meaning and include, but are not limited to, statements regarding the outlook for our future business and financial performance. Forward-looking statements are based on management’s current expectations and assumptions, which are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict. It is routine for our internal projections and expectations to change as the year or each quarter in the year progresses, and therefore it should be clearly understood that the internal projections and beliefs upon which we base our expectations may change prior to the end of each quarter or the year. Although these expectations may change, we are under no obligation to revise or update any forward-looking statements contained in this report. Our company policy is generally to provide our expectations only once per quarter, and not to update that information until the next quarter. Actual future events or results may differ materially from those contained in the projections or forward-looking statements. Factors that could cause or contribute to such differences include those discussed below and elsewhere in this report, particularly in Item 1A., “Risk Factors.”

Item 1.	Business
      MarketAxess operates one of the leading platforms for the electronic trading of corporate bonds and certain other types of fixed-income securities. Our electronic trading platform is accessed by our broker-dealer and institutional investor clients either via a direct connection or over the Internet. Our 657 active institutional investor client firms (firms that executed at least one trade through our electronic trading platform between January 2005 and December 2005) can access the aggregate liquidity provided by the collective interest of our 25 broker-dealer clients in buying or selling bonds through our platform. We also provide data and analytical tools that help our clients make trading decisions and we facilitate the trading process by electronically communicating order information between trading counterparties. Since our inception, the majority of our revenues have been generated from the trading of U.S. high-grade corporate bonds, although an increasing percentage of our revenues has recently been derived from the trading of European high-grade corporate and emerging markets bonds, from our data and analytical tools and from interest income. Our trading commissions are generated from transactions between a broker-dealer client and an institutional investor client.
      Our multi-dealer trading platform allows our institutional investor clients to simultaneously request competing, executable bids or offers from our broker-dealer clients and execute trades with the broker-dealer of their choice from among those that choose to respond. We offer our broker-dealer clients a solution that enables them to efficiently reach our institutional investor clients for the distribution and trading of bonds. In addition to U.S. high-grade corporate bonds, European high-grade corporate bonds and emerging markets bonds, we also offer our clients the ability to trade crossover and high-yield bonds, agency bonds, new issues and credit default swap indices. To date, however, crossover and high-yield bonds, agency bonds, new issues and credit default swap indices do not represent a significant component of our revenues.
      We derive our revenues primarily from commissions paid by our broker-dealer clients for trades executed on our platform (which represented 85.2% of our revenues for the year ended December 31, 2005) and, to a lesser extent, from information and user access fees charged to our clients (which represented 5.6% of our revenues for the year ended December 31, 2005), interest income earned on our cash, cash equivalent and securities balance (which represented 4.0% of our revenues for the year ended December 31, 2005) and license fees for access to our trading platform charged to certain of our broker-dealer clients (which represented 3.8% of our revenues for the year ended December 31, 2005).
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
      Through our electronic platform, our institutional investor clients can determine prices available for a security, a process called price discovery, as well as trade securities directly with our broker-dealer clients. The price discovery process includes the ability to view indicative prices from the broker-dealer clients’ inventory available on our platform, access to real-time pricing information and analytical tools (including spread-to-Treasury data, search capabilities and independent credit research) available on our Corporate BondTickertm service and the ability to request executable bids and offers simultaneously from up to 19 of our broker-dealer clients during the trade process. On average, institutional investor clients receive several bids or offers from broker-dealer clients in response to trade inquiries. However, some trade inquiries may not receive any bids or offers. Our services relating to trade execution include single and multiple-dealer inquiries; list trading, which is the ability to request bids and offers on multiple bonds at the same time; and swap trading, which is the ability to request an offer to purchase one bond and a bid to sell another bond, in a manner such that the two trades will be executed simultaneously, with payment based on the price differential of the bonds. Once a trade is completed on our platform, the broker-dealer client and institutional investor client may settle the trade with the assistance of our automated post-trade messaging, which facilitates the communication of trade acknowledgment and allocation information between our institutional investor and broker-dealer clients.
      We are not a party to the actual trades that occur on our platform and we do not at any time take title to the traded securities or the proceeds from the sale of such securities. Rather, we serve as an intermediary between broker-dealers and institutional investors, enabling them to meet, agree on a price and then transact with each other.
      Our client base includes 25 of the leading broker-dealers in global fixed-income trading and 657 active institutional investor firms (firms that executed at least one trade through our electronic trading platform between January 2005 and December 2005), including 80 of the top 100 global holders of U.S. corporate bonds, as measured by Thomson Financial. Our broker-dealer clients accounted for approximately 97% of the underwriting of newly-issued U.S. high-grade corporate bonds and in excess of 60% of the underwriting of newly issued European high-grade corporate bonds in 2005, and include 16 of the top 20 broker-dealers as ranked by 2005 new issue underwriting volume of European high-grade corporate bonds. We believe these broker-dealers also represent the principal source of secondary market liquidity in the other markets in which we operate. Secondary market liquidity refers to the ability of market participants to buy or sell a security quickly and in large volume subsequent to the original issuance of the security, without substantially affecting the price of the security. Our broker-dealer clients currently trade fixed-income securities by traditional means including telephone, e-mail and proprietary, single-dealer systems in addition to our electronic trading platform and we expect them to continue to do so in the future. We believe that these traditional means of trading remain the manner in which the majority of bonds are traded between institutional investors and broker-dealers. Our volume in U.S. high-grade corporate bonds represented 7.6% of the total U.S. high-grade corporate bond volume, excluding convertible bonds, for 2005 as reported by the National Association of Securities Dealers, Inc. (“NASD”) Trade Reporting and Compliance Engine (“TRACE”), which includes inter-dealer and retail trading as well as trading between institutional investors and broker-dealers. We have not identified a reliable source of data relating to either the total volume of client-to-dealer trading or the size of the other markets we serve and therefore are unable to accurately determine the total volume of secondary trading of these bonds or the portion of such trading conducted on our platform.

Results for Calendar Years 2005, 2004 and 2003
      We experienced significant growth in total trading volume, total commissions and income before taxes from 2003 to 2004. However, total trading volume and total commissions remained relatively constant from 2004 to 2005 and income before taxes declined as a result of higher expenses in 2005 as compared to 2004, as illustrated in the following table:

	Year Ended December 31,

	2005	2004	2003

Total trading volume (in billions)	$299.2	$298.1	$192.2
Total commissions (in millions)	66.9	68.2	52.8
Income before taxes (in millions)	11.6	17.3	4.4
      For the year ended December 31, 2005, 59.4% of our trading volume was in U.S. high-grade corporate bonds, 24.5% of our trading volume was in European high-grade corporate bonds and 16.1% of our trading volume was in other bonds, most of which are emerging markets bonds.
Industry Background
      Fixed-income securities are issued by corporations, governments and other entities, and pay a pre-set absolute or relative rate of return. As of December 31, 2005, there were approximately $25.3 trillion of fixed-income securities outstanding in the U.S. market, including $5.0 trillion of U.S. corporate bonds. We are primarily active in seven segments of the global fixed-income securities market: U.S. high-grade corporate bonds; European high-grade corporate bonds; emerging markets bonds; crossover and high-yield bonds; agency bonds; new issues; and credit default swap indices.

U.S. High-Grade Corporate Bond Market
      The total amount of U.S. corporate bonds outstanding has grown from $3.0 trillion as of December 31, 1999 to $5.0 trillion as of December 31, 2005. The average daily trading volume of U.S. corporate bonds increased from approximately $19.0 billion in 2002 (the first calendar year for which such data are available) to approximately $21.0 billion at the end of 2005.
      The U.S. corporate bond market consists of three broad categories of securities: investment-grade debt (so-called “high-grade”), which typically refers to debt rated BBB- or better by Standard & Poor’s, or Baa3 or better by Moody’s Investor Service; debt rated below investment-grade (so-called “high-yield”), which typically refers to debt rated lower than BBB- by Standard & Poor’s or Baa3 by Moody’s Investor Service; and debt convertible into equity (so-called “convertible debt”).
      The U.S. high-grade corporate bond market, which represents the largest subset of the U.S. corporate bond market, has undergone significant change over the last several years, which has been driven by a number of factors, including:

•	Improved price transparency — In 2002, the NASD adopted TRACE reporting, which requires NASD members to report secondary market transactions in certain fixed-income securities to the NASD. Since February 2005, the list of TRACE-eligible bonds has included 23,000 unique securities, representing 99% of the daily trading volume of high-grade bonds.

•	Introduction of electronic trading platforms — Electronic trading platforms, which are in the early stages of adoption, act as central facilities to bring together buyers and sellers. The actions of participants on these platforms are facilitated by an electronic medium that improves some of the manual processes that might otherwise be required, such as searching for securities with specific characteristics, the coordination of multiple bilateral telephone calls or electronic communications, the sorting and analysis of competing offers, and the entry of orders into the trading system after verbal or e-mail trade agreement. As a result, these platforms typically provide a lower-cost and more efficient means of enhanced distribution and trade execution than previously possible.

•	Introduction of credit derivatives — Credit derivatives provide increased flexibility and liquidity for investors and lenders to diversify their credit exposures. The appeal of these products is apparent in the growth in the total notional amount of outstanding credit default swaps, which increased from approximately $900 billion at December 31, 2001 to approximately $12.4 trillion at June 30, 2005.

•	Growth in the total amount of debt outstanding — The total size of the U.S. high-grade corporate bond market has increased significantly since 1998, when approximately $564 billion gross amount of new bonds were issued, as compared to approximately $627 billion during 2005.

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
      We believe that the European high-grade corporate bond market is impacted by many of the same factors as the U.S. high-grade corporate bond market. In addition, we believe the following factors are unique to the European high-grade corporate bond market:

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
      The institutional investor base for emerging markets bonds has recently expanded to include many crossover investors from the more mainstream high-yield and high-grade investment areas. Institutional investors have been drawn to emerging markets bonds by their high returns and high growth potential, as well as by a general trend toward positive economic and political reforms and improving economic performance in many emerging markets countries.

Crossover and High-Yield Bond Market
      We define the high-yield bond market generally to include all debt rated lower than BBB- by Standard & Poor’s or Baa3 by Moody’s Investor Service. We define the crossover market to include any debt issue rated below investment grade by one agency but investment grade by the other. The total amount of high-yield corporate bonds outstanding has grown from $875 billion as of December 31, 2003 to approximately $1.0 trillion as of December 31, 2005.

      The NASD began publicly disseminating real-time price information on approximately 12,000 high-yield corporate bond issues in 2005. Trades in bonds rated BB and lower are subject to immediate dissemination if the trade size is less than $1 million, or greater than $1 million and trades an average of once or more a day. The disseminated set was expanded on February 1, 2005 to include reporting of certain transactions on a delayed basis. The average daily trading volume of high-yield bonds reported by the NASD for the year ended December 31, 2005 was $5.26 billion.
      We believe that the average daily trading volume in the high-yield corporate bond market has grown during 2005 partly as the result of downgrades of some large corporate bond issuers, including Ford and General Motors.

Agency Bond Market
      We define the agency bond market to include debt issued by a U.S. government-sponsored agency. The offerings of these agencies are backed by, but not guaranteed by, the U.S. government. Some prominent issuers of agency bonds are the Student Loan Marketing Association (“Sallie Mae”), Federal National Mortgage Association (“Fannie Mae”) and Federal Home Loan Mortgage Corporation (“Freddie Mac”). The total amount of long term debt issued by U.S. federal agencies declined from $1.2 trillion in 2003 to $670 billion in 2005.
      The Federal Reserve Bank of New York reported average daily trading volume in federal agency coupon securities for 2005 of $17.1 billion.

New Issues
      The new issues market for fixed-income securities, also referred to as the primary market, refers to that part of the capital markets that deals with the issuance of new securities, a process whereby companies, governments or public sector institutions obtain funding through the sale of a new bond issue. The new issuance process typically involves a syndicate of securities dealers, who purchase the newly-issued bonds from the issuer after arranging for placement of the bonds with institutional and other investors.
      Total debt outstanding in the U.S. bond markets as of December 31, 2005 was $25.3 trillion, with corporate bonds accounting for 19.8% or $5.0 trillion of the total. Total bond issuance in the U.S. bond markets in 2005 reached $5.5 trillion, a 0.5% increase from 2004.
      Corporate bond issuance decreased to $701.7 billion in 2005, compared to $727.9 billion in 2004 and $762.7 billion in 2003. In 2005 investment-grade debt accounted for 89% of the corporate bond issuance with the high-yield sector accounting for 11% of the issuance.
      The level of corporate bond issuance is dependant on a number of factors including the funding needs of issuers, investor demand for corporate bonds and the level of interest rates.

Credit Default Swap Market
      Credit default swaps are contracts that transfer an asset’s risk and return from one party to another without transferring ownership of the underlying asset, allowing market participants to obtain credit protection or assume credit exposure associated with a broad range of issuers of fixed-income securities and other debt obligations. They are often designed to hedge other exposures and can be tied to particular events, such as a default, bankruptcy or ratings downgrade. Credit default swaps provide increased flexibility and liquidity for investors and lenders to diversify their credit risk. The appeal of these products is apparent in the growth in the total notional amount of outstanding credit default swaps, which increased from approximately $900 billion at December 31, 2001 to approximately $12.4 trillion at June 30, 2005.

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
      We believe that we are well positioned to strengthen our market position in electronic trading in our existing products and to extend our presence into new products and services by capitalizing on our competitive strengths, including:

Significant Trading Volumes with Participation by Leading Broker-Dealers and Institutional Investors
      Our electronic trading platform provides access to the liquidity provided through the participation on our platform of 25 of the leading global securities broker-dealers and 657 active institutional investor firms (firms that executed at least one trade through our electronic trading platform between January 2005 and December 2005). We believe these broker-dealers represent the principal source of secondary market liquidity for U.S. high-grade corporate bonds, European high-grade corporate bonds, emerging markets bonds and the other markets in which we operate. Our broker-dealer clients are motivated to continue to utilize our platform due to the presence on the platform of our large network of institutional investor clients, which includes 80 of the top 100 global holders of U.S. corporate bonds, as measured by Thomson Financial. We believe that if we continue to grow the participation of our broker-dealer and institutional investor clients on our electronic trading platform, the benefits in liquidity on the platform to both broker-dealers and institutional investors will be amplified, further motivating them to use our platform. Currently, the majority of trading of U.S. high-grade corporate bonds still occurs using traditional bond trading methods, implying significant opportunity for us to continue to grow our trading volume. Our trading volume across all of our products increased from $192.2 billion in 2003 to $298.1 billion in 2004 and to $299.2 billion in 2005. Our volume in U.S. high-grade corporate bonds represented 7.6% of the total U.S. high-grade corporate bond volume, excluding convertible bonds, for 2005 as reported by NASD TRACE, which includes inter-dealer and retail trading as well as trading between institutional investors and broker-dealers. We have not identified a reliable source of data relating to either the total volume of client-to-dealer trading or the size of the other markets we serve and therefore we are unable to accurately determine the total volume of secondary trading of these bonds or the portion of such trading conducted on our platform.

Execution Benefits to Clients

Benefits to Institutional Investor Clients
      We believe we provide numerous benefits to our institutional investor clients over traditional fixed-income trading methods, including:
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

Benefits to Broker-Dealer Clients
      We also provide substantial benefits to our broker-dealer clients over traditional fixed-income trading methods, including:
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

Benefits to Both Institutional Investor and Broker-Dealer Clients
      We offer additional benefits over traditional fixed-income trading methods that are shared by both institutional investor and broker-dealer clients, including:
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
      Efficient Risk Monitoring and Compliance. Institutional investors and their regulators are increasingly focused on ensuring that best execution is achieved for fixed income trades. Our electronic trading platform offers both institutional investors and broker-dealers an automated audit trail for each stage in the trading cycle. This enables compliance personnel to review information relating to trades more easily and with greater reliability. Trade information including time, price and spread-to-Treasury is stored securely and automatically on our electronic trading platform. These data also represent a valuable source of information for our clients’ compliance personnel. Importantly, we believe the automated audit trail, together with the competitive pricing that is a feature of our electronic trading platform, gives fiduciaries the ability to demonstrate that they have achieved best execution on behalf of their clients.

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
      Straight-Through Processing. Straight-through processing refers to the integration of systems and processes to automate the trade process from end-to-end — trade execution, confirmation and settlement — without the need for manual intervention. Our electronic trading platform provides broker-dealers and institutional investors with the ability to automate portions of their transaction processing requirements, improving accuracy and efficiency. Through electronic messaging, institutional investors can submit inquiries to, and receive electronic notices of execution from MarketAxess in industry standard protocols, complete with all relevant trade details. Institutional investors can download trade messages, allocate trades to sub-accounts on whose behalf the trades were made and send the allocations to broker-dealers for confirmation.

Robust, Scalable Technology Platform
      We have developed proprietary technology that is highly secure, fault-tolerant and provides adequate capacity for our current operations, as well as for substantial growth. Our highly scalable systems are designed to accommodate additional volume, products and clients with relatively little modification and low incremental costs.

Proven Innovator with an Experienced Management Team
      Since our inception, we have been an innovator in the fixed-income securities markets. Our management team is comprised of executives with an average of more than 20 years’ experience in the securities industry. We have consistently sought to benefit participants in the markets we serve by attempting to replicate the essential features of fixed-income trading, including the existing relationships between broker-dealers and their institutional investor clients, while applying technology to eliminate weaknesses in traditional trading methods. Euromoney magazine recognized MarketAxess as offering the best multi-dealer trading platform for corporate bonds in 2003 and 2004.
      Some of the innovations we have introduced to electronic trading include:

•	the first multi-dealer disclosed trading platform for U.S. high-grade corporate bonds;

•	the first electronic Treasury benchmarking for U.S. high-grade corporate bond trades;

•	Corporate BondTicker, our information services product, combining NASD TRACE bond data with MarketAxess data and analytical tools;

•	bid and offer list technology for corporate bond trading, enabling institutional investors to request executable prices for multiple securities simultaneously; and

•	the first client-to-dealer trading platform for credit default swap indices, enabling same-day confirmation of new and assigned trades through the Depository Trust and Clearing Corporation.
Our Strategy
      Our objective is to provide the leading global electronic trading platform for fixed-income securities, connecting broker-dealers and institutional investors more easily and efficiently, while offering a broad array of services to market participants across the trading cycle. The key elements of our strategy are:

Enhance the Liquidity of Securities Traded on Our Platform and Broaden Our Client Base in Our Existing Markets
      We intend to further enhance the liquidity of securities traded on our leading electronic, multi-dealer to client fixed-income platform. Our ability to innovate and efficiently add new functionality and product offerings to the MarketAxess platform will help us deepen our market share with our existing clients, as well as expand our client base, which we believe will in turn lead to even further increases in the liquidity of the securities provided by our broker-dealer clients and available on our platform. We will seek to make our current product offerings on our European electronic trading platform available to our 432 active U.S. institutional investor clients (firms that executed at least one trade through our electronic trading platform between January 2005 and December 2005) and to increase the number of active European institutional investor clients (225 firms that executed at least one trade through our electronic trading platform between January and December 2005) using our U.S. electronic trading platform, in each case subject to regulatory requirements.

Leverage our Existing Technology and Client Relationships to Expand into New Segments of the Fixed-Income Securities Market
      We intend to leverage our technology, as well as our strong broker-dealer and institutional investor relationships, to deploy our electronic trading platform into additional product segments within the fixed-income securities market. Due in part to our highly scalable systems, we believe we will be able to enter into new markets with relatively little technology modification and incremental cost.

Continue to Strengthen and Expand our Trade-Related Service Offerings
      We plan to continue building our existing service offerings so that our electronic trading platform is more fully integrated into the workflow of our broker-dealer and institutional investor clients. We also plan to continue to add functionality to enhance the ability of our clients to achieve a fully automated, end-to-end straight-through processing solution (automation from trade initiation to settlement). We are continually considering the introduction of new trading techniques. As an example, we have the technology necessary to offer anonymous trading of fixed-income securities if and when the market opportunity for such a product arises.

Expand our Data and Information Services Offerings
      We regularly add new content and analytical capabilities to Corporate BondTicker in order to improve the value of the information we provide to our clients. Examples of added content include pricing for syndicated loans and credit derivatives, and independent credit research. We intend to enter into distribution agreements with information and data services companies in order to widen the user base of our data products and to continue adding new content and analytical capabilities. In July 2005, we entered into an agreement with Interactive Data Corporation, through its subsidiary, FT Interactive Data, to promote and market Corporate BondTicker. We expect this and other distribution partnerships to broaden our presence in the marketplace and increase our brand awareness. We intend to seek out additional market leaders in various segments of the securities industry and leverage their existing customer bases and distribution channels to further our data services market penetration.
      As the use of our electronic trading platform continues to grow, we believe that the amount and value of our proprietary trading data will also increase, further enhancing the value of our information services offerings to our clients.

Pursue Strategic Alliances and Select Acquisitions
      We plan to continue to increase and supplement our internal growth by entering into strategic alliances, or acquiring businesses or technologies, that will enable us to enter new markets, provide new products or services, or otherwise enhance the value of our platform to our clients.
      In December 2005, we announced an arrangement with Bloomberg L.P. (“Bloomberg”) to establish a direct interface between the MarketAxess electronic credit trading platform and the Bloomberg Portfolio Order Management system (“POMS”) on the Bloomberg Professional(R) service. The interface between the

Company and Bloomberg allows MarketAxess users of Bloomberg POMS to send trade inquiries from their POMS fixed-income blotter directly into the MarketAxess trading platform. Upon execution of a trade, MarketAxess will then transmit the filled orders back to Bloomberg POMS. This new workflow eliminates several manual re-keying steps in the trade processing cycle, enhancing straight-through processing for MarketAxess clients who are also users of Bloomberg POMS.

Increase Usage of Our Trading Platform by Hedge Funds
      We plan to continue to actively market our trading platform to hedge funds. We are investing in products that suit the needs of this client segment, and we have reconfigured our sales teams to improve our service to hedge funds. We believe that the launch of credit default swap index trading on our platform will enable us to increase volumes from our hedge fund clients, as this client segment is an active user of credit default swaps.
MarketAxess Electronic Trading Platform

Current Markets

U.S. High-Grade Corporate Bonds
      Our U.S. high-grade corporate bond business consists of U.S. dollar-denominated investment-grade debt issued by corporations for distribution in the U.S. Institutional investors based in the U.S., as well as institutional investors located in the U.K., Germany, Belgium, Switzerland, Sweden, Norway, Hong Kong and Singapore, have access to U.S. high-grade corporate bond trading on our electronic trading platform. Investment-grade debt typically refers to debt rated BBB- or better by Standard & Poor’s and Baa3 or better by Moody’s Investor Service. We use the terms high-grade debt and investment-grade debt interchangeably in this annual report on Form 10-K. Our trading volume in the U.S. high-grade corporate bond market increased from $10.0 billion in 2001 to $177.6 billion in 2005. The majority of trading in U.S. high-grade corporate bonds is still conducted by telephone.
      In the U.S. high-grade corporate bond market, 19 broker-dealers utilize our platform, including 17 of the top 20 broker-dealers as ranked by 2005 new-issue underwriting volume. Four hundred thirty-two active institutional investor clients (firms that executed at least one trade through our electronic trading platform between January 2005 and December 2005) utilize our electronic trading platform to trade U.S. high-grade corporate bonds.
      We offer our institutional investor clients access to a broad inventory of U.S. high-grade corporate bonds, which is provided and updated daily by our broker-dealer clients. Our electronic trading platform is a multi-dealer disclosed counterparty model, which allows institutional investors to view bids and offers from one or more of our broker-dealer clients while permitting each party to know the identity of its counter-party throughout the trading process. By disclosing the counterparties, the inquiry system on which our trading platform is based combines the strength of existing offline client/dealer relationships with the efficiency and transparency of an electronic trading platform. This enables institutional investors to instantly direct trade inquiries and negotiations to their traditional broker-dealer or to any of the overwhelming majority of the world’s leading broker-dealers who provide liquidity in these securities. Institutional investors have access to the commingled inventory of our broker-dealer clients, representing indicative bids and offers. Each line item of inventory represents an indicative bid and/or offer on a particular bond issue by a particular broker-dealer client. Institutional investor clients are not restricted to trading only the bonds posted as inventory, although many of the trades conducted on our platform are made from the posted inventory. To transact in a specific bond that does not appear in inventory, institutional investors can easily search our database and submit an online inquiry to their chosen broker-dealers, who can respond with live, executable prices. In a single inquiry, institutional investors can request bids or offers from up to all 19 of our U.S. broker-dealer clients. While, on average, institutional investor clients receive several bids or offers from broker-dealers in response to trade inquiries, some inquiries may not receive any bids or offers.

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
      MarketAxess Europe Limited, our wholly-owned U.K. subsidiary, commenced trading operations in August 2001. MarketAxess Europe Limited received Financial Services Authority (“FSA”) regulatory approval and began to offer European secondary trading functionality in U.S. dollar- and Euro-denominated European corporate bonds to our broker-dealer and institutional investor clients in September 2001. In 2003, we added trading in other European high-grade corporate bonds, including bonds issued in Pounds Sterling and floating rate notes. As on our U.S. electronic trading platform, all trading on our European platform is done using a multi-dealer disclosed counterparty model. We offered the first platform in Europe with this capability for corporate bonds.
      In the European high-grade credit market, 20 broker-dealers utilize our platform, including 16 of the top 20 broker-dealers as ranked by 2005 new-issue underwriting volume of European corporate bonds. The 20 broker-dealers who utilize our European platform are: ABN Amro, Banc of America Securities, Barclays, Bear Stearns, BNP Paribas, Citigroup, Credit Suisse, Deutsche Bank, Dresdner Bank AG, DZ Bank AG, Goldman Sachs, HSBC, JPMorgan, Lehman Brothers, Merrill Lynch, Morgan Stanley, Royal Bank of Canada, The Royal Bank of Scotland, Société Générale and UBS.
      The 225 active institutional investor clients (firms that executed at least one trade through our European electronic trading platform between January 2005 and December 2005) that utilize our platform for trading European high-grade corporate bonds are based outside of the U.S. On a typical day, institutional investors on our European corporate bond trading platform have access to approximately 18,000 line items of commingled inventory, representing an aggregate of approximately $90 billion of indicative bids and offers. In a single inquiry, institutional investors can request bids or offers from up to six of the broker-dealers who participate on the European platform. While many of the trades conducted on our platform are made from the posted inventory, institutional investor clients are not restricted to trading only the bonds posted as inventory. To transact in a specific bond that does not appear in inventory, institutional investors can submit an online inquiry to their chosen broker-dealers, who can respond with live, executable prices. While, on average, institutional investor clients receive several bids or offers from broker-dealers in response to trade inquiries, some inquiries may not receive any bids or offers. Our 2005 trading volume in the European high-grade corporate bond market was $73.4 billion. We have not identified a reliable source of data relating to the total volume of client-to-dealer trading in the European high-grade corporate bond market and, therefore, we are unable to determine the portion of this trading that takes place on our platform. The majority of trading in European high-grade corporate bonds is currently conducted by telephone.

Emerging Markets Bonds
      We define the emerging markets bond market generally to include U.S. dollar- or Euro-denominated bonds issued by sovereign entities or corporations domiciled in a developing country. These issuers are typically located in Latin America, Asia, or Central and Eastern Europe. The emerging markets countries whose bonds were most frequently traded on our platform in 2005 were Brazil, Colombia, Mexico, Peru, the Philippines, Russia, Turkey and Venezuela.
      Seventeen of our U.S. broker-dealer clients use our platform to trade emerging markets bonds. Institutional investor clients can direct an inquiry simultaneously to up to eight of these 17 participating broker-dealer clients. While, on average, institutional investor clients receive several bids or offers from broker-dealers in response to trade inquiries, some inquiries may not receive any bids or offers.
      We have not identified a reliable source of data relating to the total volume of client-to-dealer trading in emerging markets bonds and, therefore, we are unable to determine the portion of this trading that is taking place on our platform. The majority of trading in emerging markets bonds is currently conducted by telephone.

New Issues
      For newly-issued U.S. high-grade corporate bonds and for newly-issued emerging markets bonds, we enable U.S. institutional investors to submit indications of interest on our electronic trading platform directly to the underwriter syndicate desks of our broker-dealer clients. Institutional investors can access the new-issue calendar, prospectuses, transaction terms and online allocations on our platform. Our broker-dealer clients add the indications of interest for new issues submitted on our platform to the indications of interest they receive through traditional offline methods to build their order book for an offering. By making U.S. high-grade new issues available on the MarketAxess platform, issuers and broker-dealers are able to reach a broader base of institutional investors and are able to leverage our technology to efficiently and effectively communicate with institutional investors throughout the offering process. Issuers are also given greater visibility into the number and size of the indications of interest and firm commitments to purchase their bonds. Institutional investors are given another method to gain information regarding, and better access to, new issues.
      In the new-issues market, eleven broker-dealers utilize our platform, all of whom are in the top 20 broker-dealers as ranked by 2005 new-issue underwriting volume and who collectively represented the majority of new-issue underwriting volume in 2005. These dealers also continue to use traditional distribution channels for new issues. All of our U.S. institutional investors have access to our electronic trading platform for new-issue bonds. In 2005, approximately $150 billion of new issues inventory was made available on our platform, representing approximately 21% of all U.S. high-grade corporate bond new issues during the year.

Crossover and High-Yield Bonds
      We define the high-yield bond market generally to include all debt rated lower than BBB- by Standard & Poor’s or Baa3 by Moody’s Investor Service. We define the crossover market as any debt issue rated below investment grade by one agency but investment grade by the other.
      Fourteen of our U.S. broker-dealer clients use our platform to trade crossover and high-yield bonds. Institutional investor clients can direct an inquiry simultaneously to up to all 14 of the participating broker-dealer clients.
      The average daily trading volume of high-yield bonds reported by the NASD for the year ended December 31, 2005 was $5.26 billion.

Agency Bonds
      We define the agency bond market to include debt issued by a U.S. government-sponsored agency. The offerings of these agencies are backed by, but not guaranteed by, the U.S. government. Some prominent issuers of agency bonds are the Student Loan Marketing Association (Sallie Mae), Federal National Mortgage Association (Fannie Mae) and Federal Home Loan Mortgage Corporation (Freddie Mac). The total amount of U.S. agency bonds outstanding has grown from $1.9 trillion as of December 31, 2000 to $2.6 trillion as of December 31, 2005.
      Ten of our U.S. broker-dealer clients use our platform to trade agency bonds. Institutional investor clients can direct an inquiry simultaneously to up to all ten of the participating broker-dealer clients.

      The Federal Reserve Bank of New York reported average daily trading volume in federal agency coupon securities for 2005 of $17.1 billion.

Credit Default Swaps
      We launched credit default swap index trading on our platform on September 12, 2005. We have entered into an arrangement with the Depository Trust & Clearing Corporation’s wholly-owned subsidiary, Deriv/ SERV, a full-service provider of automated trade processing solutions in the OTC derivatives market. MarketAxess has integrated its front-end Credit Default Swaps, or CDS, index trading system with Deriv/ SERV, allowing it to offer an end-to-end electronic trading solution designed to eliminate trade discrepancies and expedite the confirmation process. MarketAxess also subscribes to Markit Group Limited’s RED service, the industry standard for reference entity and reference obligation identifiers in the credit derivatives market. The Markit RED data will help MarketAxess achieve straight-through processing for its institutional investor clients from pre-trade through confirmation.
      Ten of our U.S. broker-dealer clients are live on our platform to trade credit default swap indices. Institutional investor clients can direct an inquiry simultaneously to up to 4 of the ten participating broker-dealer clients.

Key Trading Functionalities

Single Inquiry Trading Functionality
      We currently offer institutional investors the ability to request bids or offers in a single inquiry from up to 19 of our broker-dealer clients for U.S. high-grade corporate bonds, from up to six of our broker-dealer clients for European high-grade corporate bonds and from up to eight of our broker-dealer clients in emerging markets bonds. Institutional investors can obtain bids or offers on any security posted in inventory or included in the database available on our platform. Institutional investors can choose when they would like the broker-dealers’ prices or spreads to be returned to them, in order to have the ability to see all executable prices available at the same time. As part of the price discovery process, institutional investors and broker-dealers can also see the transaction history of the security they are buying or selling by accessing Corporate BondTicker before executing a transaction.

List Trading Functionality
      We currently offer institutional investors the ability to request bids or offers on a list of bonds, with the number of different bonds on each list varying between 8 and 25 items, depending on the market. This facilitates efficient trading for institutional investors such as mutual funds and hedge funds. Institutional investors are able to have multiple lists executable throughout the trading day, enabling them to manage their daily cash flows, portfolio duration, and credit and sector exposure.

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

MarketAxess Research
      MarketAxess Research provides fixed-income, macroeconomic and strategy research reports offered by 11 of our broker-dealer clients: ABN Amro, Banc of America Securities, Bear Stearns, BNP Paribas, Credit Suisse, Deutsche Bank, HSBC, JPMorgan, Lehman Brothers, Morgan Stanley and UBS. These broker-dealers determine which research reports to make available on our platform and when they will be made available. Users of this service benefit from being able to access these reports in one place, rather than having to go to multiple broker-dealer websites. In addition, clients can utilize advanced search capabilities for finding content and can customize the look and feel of the research views, as well as create e-mail driven research alerts.

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
      Automation by way of straight-through processing improves the efficiency of the trade cycle. We provide broker-dealers and institutional investors with a range of tools that facilitate straight-through processing, including order upload, easy-to-use online allocation tools and pre- and post-trade messaging features that enable institutional investors to communicate electronically between front- and back-office systems, thereby integrating the order, portfolio management and accounting systems of our broker-dealer and institutional investor clients in real time. Our straight-through processing tools can be customized to meet specific needs of clients. We continue to build industry partnerships to assist our clients in creating connectivity throughout the trade cycle. Through these partnerships, we are increasingly providing solutions that can quickly be deployed within our clients’ trading operations.
      Usage of our straight-through processing tools increased significantly during 2005. In our U.S. high-grade corporate bond business between the first quarter of 2005 and the fourth quarter of 2005, the number of orders uploaded electronically increased from 0.2% to 9.1% of total volume, the number of online allocations increased from 16.9% to 23.6% of total volume and the number of completed trades delivered to institutional investor clients through our post-trade messaging functionality increased from 24.4% to 34.5% of total volume.
Dependence on Our Broker-Dealer Clients Who Are Also Our Stockholders

Revenues
      We have historically earned the majority of our commissions and revenues from nine broker-dealer clients (ABN Amro, BNP Paribas, Banc of America, Bear Stearns, Credit Suisse, Deutsche Bank, JPMorgan, Lehman Brothers and UBS) that were (or whose affiliates were) also our stockholders as of December 31, 2005. Affiliates of most of our broker-dealer clients are also among our institutional investor clients. Information relating to the percentage of our commissions and the percentage of our revenues generated by these nine broker-dealer clients is provided in the chart below:

	Year Ended
	December 31,

	2005	2004	2003

Percentage of commissions generated by broker-dealer client stockholders and their respective affiliates	54.7%	57.7%	62.5%
Percentage of total revenues generated by broker-dealer client stockholders and their respective affiliates	49.7%	53.6%	57.0%
      Our broker-dealer clients are not restricted from buying and selling fixed-income securities, directly or through their own proprietary or third-party platforms, with institutional investors. For more information, see “Item 1A., Risk Factors — Risk Factors That May Affect Future Results — We are dependent on our broker-dealer clients, nine of which are also our stockholders, who are not restricted from buying and selling fixed-income securities, directly or through their own proprietary or third-party platforms, with institutional investors.”

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

Stock Ownership by Our Broker-Dealer Clients
      As of December 31, 2005, nine of our broker-dealer clients (ABN Amro, BNP Paribas, Banc of America, Bear Stearns, Credit Suisse, Deutsche Bank, JPMorgan, Lehman Brothers and UBS), or their affiliates, were stockholders of ours. As of December 31, 2005, these nine broker-dealer clients owned 17,860,982 shares of our common stock, our non-voting common stock and shares of our common stock issuable upon exercise of warrants, including approximately 38.7% of our outstanding common stock. To the extent that some or all of these broker-dealer clients or their affiliates vote similarly, they are likely to be able to influence decisions requiring approval by our stockholders.

Conflicts of Interest
      For more information concerning the potential conflicts of interest that may arise as a result of the various roles (broker-dealer client and stockholder) played by certain of our broker-dealer clients, please see the section “Item 1A., Risk Factors — Risk Factors That May Affect Future Results  — Risks Related to the Potential Conflicts of Interest With Our Broker-Dealer Clients Who Are Also Our Stockholders.”

Sales and Marketing
      We promote our products and services using a variety of direct and indirect sales and marketing strategies. Our sales force of 15 people located in the U.S. and 12 people located in the U.K. is organized into four teams: U.S. client sales, European client sales, U.S dealer relations and European dealer relations. They are responsible for client acquisition activity and for increasing use of our platform by our existing clients. Their goal is to train and support existing and new clients on how to use the system and to educate them as to the benefits of utilizing an electronic fixed-income trading platform. We employ various strategies, including advertising, direct marketing, promotional mailings and participation in industry conferences, to increase awareness of our brand and our electronic trading platform. For example, we have worked with The Wall Street Journal to establish Corporate BondTicker as the source of information for its daily corporate bond and high-yield tables.
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
      In general, we compete on the basis of a number of key factors, including:

•	liquidity provided on the electronic trading platform;

•	magnitude and frequency of price improvement;

•	facilitating the quality and speed of execution;

•	total transaction costs;

•	technology capabilities, including the ease of use of our electronic trading platform; and

•	range of products and services offered.
      We believe that we compete favorably with respect to these factors. Our trading volume and client acceptance have grown over the past three years and we continue to proactively build technology solutions that serve the needs of the credit markets.
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
      Furthermore, a number of our institutional investors clients have built interfaces to enable them to communicate electronically between our platform and their order, portfolio management and accounting systems. We believe that this increases the commitment of these institutional investor clients to our services.

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
      All critical server-side components, primarily our networks, application servers and databases, have backup equipment running in case the main equipment fails. This offers fully redundant system capacity to maximize uptime and minimize the potential for loss of transaction data in the event of an internal failure. We also seek to minimize the impact of external failures by automatically recovering connections in the event of a communications failure. The majority of our broker-dealer clients have dedicated high-speed communication lines to our network in order to provide fast data transfer. Our security measures include industry-standard communications encryption.
      We have designed our application with an easy-to-use, Windows-based interface. Through a secure, single sign-on, our clients are able to access our electronic trading platform. We provide users an automatic software update feature that does not require manual intervention.
      In February 2005, we completed the transition to new internally-developed software that integrated our emerging markets and European bond platforms with our U.S. high-grade corporate bond platform. The new trading platforms incorporate the feedback we received from our broker-dealer and institutional investor clients. The new platforms offer enhanced functionality and greater ease-of-use. Additionally, they consolidate separate trading protocols and systems, thereby reducing the ongoing development and maintenance costs associated with maintaining multiple technology platforms. The new platforms have been designed to handle six times our current trading volume.
Intellectual Property
      We rely upon a combination of copyright, patent, trade secret and trademark laws, written agreements and common law to protect our proprietary technology, processes and other intellectual property. Our software code, elements of our electronic trading platform, Web site and other proprietary materials are protected by copyright laws. We currently have six patent applications pending, covering certain aspects of our business.
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

      We have obtained U.S. federal registration of the MarketAxess® name and logo, and the same mark and logo have been registered in several foreign jurisdictions. We have pending registrations for the MarketAxess® name and logo in several other foreign jurisdictions. In addition, we have obtained U.S. federal registration for the marks AutoSpotting®, BondLink®, FrontPage®, Actives® and associated designs. “Corporate BondTicker” is a trademark we use, but it has not been registered.
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
      Our principal regulator in the U.K. is the FSA. Our subsidiary, MarketAxess Europe Limited, is registered as an alternative trading system (“ATS”) with the FSA.
      The securities industry in the member states of the European Union is regulated by agencies in each member state. European Union measures provide for the mutual recognition of regulatory agencies and of prudential supervision making possible the grant of a single authorization for providers of investment services which, in general, is valid throughout the European Union. As an FSA-approved ATS, MarketAxess Europe Limited receives the benefit of this authorization.
      In May 2003, we incorporated a Canadian subsidiary, MarketAxess Canada Limited. It has applied for registration under the Securities Act in Ontario and is in the process of seeking approval for membership with the Investment Dealers Association of Canada.

Employees
      As of December 31, 2005, we had 182 employees, 149 of whom were based in the U.S. and 33 of whom were based in the U.K. None of our employees is represented by a labor union. We consider our relationships with our employees to be good and have not experienced any interruptions of operations due to labor disagreements.
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
                    MarketAxess Holdings Inc.
                    140 Broadway
                    New York, NY 10005
                    Attn: Investor Relations
      In addition, our Board of Directors has standing Audit, Compensation and Nominating Committees. Each of these committees has a written charter approved by our Board of Directors. Our Board of Directors has also adopted a set of Corporate Governance Guidelines. Copies of each committee charter, along with the Corporate Governance Guidelines, are also posted on our website. The information on our corporate website is not incorporated by reference into this report.
      We have obtained federal registration of the MarketAxess® name and logo, as well as for the marks Auto-Spotting®, BondLink®, Actives® and FrontPage®. Other trademarks and service marks appearing in this annual report on Form 10-K are the property of their respective holders.

Item 1A.	Risk Factors
Risks Related to the Potential Conflicts of Interest With Our Broker-Dealer Clients
Who Are Also Our Stockholders
We are dependent on our broker-dealer clients, nine of which were also our stockholders as of December 31, 2005, who are not restricted from buying and selling fixed-income securities, directly or through their own proprietary or third-party platforms, with institutional investors.
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
      We have historically earned a substantial portion of our commissions from the nine broker-dealer clients that were our stockholders as of December 31, 2005. For the year ended December 31, 2005, $36.6 million or 54.7% of our commissions, for the year ended December 31, 2004, $39.3 million or 57.7% of our commissions, and for the year ended December 31, 2003, $33.0 million or 62.5% of our commissions were generated by these nine broker-dealer clients. None of our broker-dealer clients is contractually or otherwise obligated to continue to use our electronic trading platform. Reduced involvement of these broker-dealer clients due to their loss of a right to designate a member of our Board of Directors or the potential reduction in the level of their equity ownership if these entities should sell shares of our common stock, may cause them to reduce or discontinue their use of our electronic trading platform and other services, which could negatively impact the use of our platform by our institutional investor clients. The loss of, or a significant reduction of, participation on our platform by these broker-dealer clients may have a material adverse effect on our business, financial condition and results of operations.
Several of our broker-dealer clients or their affiliates beneficially own a significant percentage of our outstanding common stock. These broker-dealer clients have strategic interests that differ from those of our other stockholders.
      As of December 31, 2005, nine of our broker-dealer clients or their affiliates owned, in the aggregate, a significant percentage of our outstanding common stock. These broker-dealer clients have strategic interests that are different from ours and those of our other stockholders. For example, in their capacity as broker-dealer clients, they would presumably favor lower commissions and/or commission caps. Furthermore, as stockholders in other consortia that have developed competitive electronic trading networks or have announced their intention to explore the development of competitive electronic trading networks, they may decide to direct some or all of their electronic trading business to one or more of our competitors. While these actions, if taken, would presumably reduce our revenues and our market capitalization and, therefore, the value of their ownership position in us, there can be no assurance that they will not decide to take such actions for their own strategic reasons.
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
      Subject to compliance with the federal securities laws, all of the shares of common stock and non-voting common stock owned by our broker-dealer clients are eligible for resale in the public market, subject, in the case of “affiliates” of MarketAxess, to volume limitations on resale.
      In addition, to the extent any future sales of common stock by our broker-dealer clients result in an “ownership change” as defined in Section 382 of the Internal Revenue Code (“Section 382”), we may not be able to realize certain income tax benefits resulting from our net operating loss carryforwards existing at the date of such ownership change. An ownership change as defined in Section 382 occurs when there is a 50% or greater change in a company’s stock ownership over a rolling three-year period. For more information regarding these potential income tax benefits and our net operating loss carryforwards, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Revenues and Expenses — Income Taxes.”
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
      Our losses were $16.8 million from the period of inception through December 31, 2000, $65.1 million for the year ended December 31, 2001 and $36.1 million for the year ended December 31, 2002. For the year ended December 31, 2003, we reported net income of $4.2 million, for the year ended December 31, 2004, we reported net income of $57.6 million, which included $46.1 million in income which was recognized upon our reassessment of the likelihood of realization of a portion of our deferred tax assets, and for the year ended December 31, 2005 we reported net income of $8.1 million. We expect that our expenses will increase in the near term as we continue to expand our business and in order to meet the requirements related to being a public company. We cannot predict whether we will be able to sustain profitability and we may incur losses in future periods. If we are not able to sustain profitability, our stock price may decline.
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
      Our growth is also dependent on our ability to diversify our revenue base. We currently derive a majority of our revenues from secondary trading in U.S. high-grade corporate bonds. Our trading volume for U.S. high-grade corporate bonds has remained relatively constant since 2004 and our commissions from such trading have also remained relatively constant for the year ended December 31, 2005 as compared to the year ended December 31, 2004. Our long-term business strategy is dependent on expanding our service offerings and increasing our revenues from other fixed-income products and other sources. We cannot assure you that our efforts will be successful or result in increased revenues or continued profitability.
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
      We have experienced decreases in overall trading volume in certain periods, and may experience decreases in trading volume in the future. Declines in the overall volume of fixed-income securities trading and in market liquidity generally, as well as declines in interest rate volatility, result in lower revenues from commissions for trades executed on our electronic trading platform and fees generated from related activities.
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
      Our revenues and operating results may also fluctuate due to other factors, including:

•	our ability to retain existing broker-dealer and institutional investor clients and attract new broker-dealers and institutional investor clients;

•	our ability to drive an increase in use of our electronic trading platform by new and existing broker-dealer and institutional investor clients;

•	changes in our pricing policies;

•	the introduction of new features on our electronic trading platform;

•	the rate of expansion and effectiveness of our sales force;

•	new product and service introductions by our competitors;

•	fluctuations in overall market trading volume;

•	technical difficulties or interruptions in our service;

•	general economic conditions in our geographic markets;

•	additional investment in our services or operations; and

•	regulatory compliance costs.
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
      Intellectual property is critical to our success and ability to compete, and if we fail to protect our intellectual property rights adequately, our competitors might gain access to our technology. We rely primarily on a combination of patent, copyright, trademark and trade secret laws in the United States and other jurisdictions, as well as license agreements, third-party non-disclosure and other agreements and other contractual provisions and technical measures to protect our intellectual property rights. We attempt to negotiate beneficial intellectual property ownership provisions in our contracts and also require employees, consultants, advisors and collaborators to enter into confidentiality agreements in order to protect the confidentiality of our proprietary information. We have filed 24 patent applications covering aspects of our technology and/or business, but can make no assurances that any such patents will be issued or, if issued, will protect our business and processes from competition. Additionally, laws and our contractual terms may not be sufficient to protect our technology from use or theft by third parties. For instance, a third party might reverse engineer or otherwise obtain and use our technology without our permission and without our knowledge, thereby infringing our rights and allowing competitors to duplicate or replicate our products. Furthermore, we cannot assure you that these protections will be adequate to prevent our competitors from independently developing technologies that are substantially equivalent or superior to our technology.
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
      From time to time, we may enter into strategic alliances that will enable us to enter new markets, provide products or services that we do not currently offer or otherwise enhance the value of our platform to our clients.
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
      The market for qualified personnel has grown more competitive in recent periods as electronic commerce has experienced growth. Domestic and international labor markets have tightened in concert with the continuing recovery in general economic conditions. Many of the companies with which we compete for experienced personnel have greater resources than we have and are longer established in the marketplace. In addition, in making employment decisions, particularly in the Internet, high-technology and financial services industries, job candidates often consider the total compensation package offered, including the value of the stock options they are to receive in connection with their employment. Significant volatility in the price of our common stock may adversely affect our ability to attract or retain key employees. The implementation of SFAS 123(R) relating to the expensing of share based compensation may discourage us from granting the size or type of stock option awards that job candidates may require to join our company.
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
      The financial industry is extensively regulated by many governmental agencies and self-regulatory organizations, including the SEC and the NASD. As a matter of public policy, these regulatory bodies are responsible for safeguarding the integrity of the securities and other financial markets and protecting the interests of investors in those markets. These regulatory bodies have broad powers to promulgate and interpret, investigate and sanction non-compliance with their laws, rules and regulations.
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
      We have two major operating subsidiaries, MarketAxess Corporation and MarketAxess Europe Limited. MarketAxess Corporation and MarketAxess Europe Limited are subject to U.S. and U.K. regulations as a registered broker-dealer and as an alternative trading system, respectively, which prohibit repayment of borrowings from the Company or affiliates, paying cash dividends, making loans to the Company or affiliates or otherwise entering into transactions that result in a significant reduction in regulatory net capital or financial resources, without prior notification to or approval from such subsidiary’s principal regulator.

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
      Our disclosed trading system has not been subjected to regulation as an alternative trading system under Regulation ATS. A determination by the SEC to treat our trading platform as an alternative trading system subject to Regulation ATS, or a decision by us to reactivate our anonymous trading platform, which is regulated as an alternative trading system, would subject us to additional reporting obligations and other limitations on the conduct of our business, many of which could be material.
      As an enterprise founded and historically controlled by broker-dealer competitors, we may be subject to ongoing regulatory scrutiny of our business to a degree that is not likely to be experienced by some of our competitors. In November 2000, we received a Civil Investigative Demand from the U.S. Department of Justice in connection with the Antitrust Division’s investigation of electronic bond and other consortia trading systems. After compliance with all information requests, we received notice from the U.S. Department of Justice in 2004 that the investigation was officially closed. As the use of our electronic trading platform grows and represents a greater share of the trading volume of fixed-income securities, the risk that other regulatory investigations could commence in the future increases. Additionally, the involvement of individuals affiliated with certain of our broker-dealer clients on our Board of Directors and as stockholders may subject us to increased regulatory scrutiny of our business. At any time, the outcome of investigations and other regulatory scrutiny could lead to compulsory changes to our business model, conduct or practices, or our relationships with our broker-dealer clients, or additional governmental scrutiny or private lawsuits against us, any of which could materially harm our revenues, impair our ability to provide access to the broadest range of fixed-income securities and impact our ability to grow and compete effectively, particularly as we implement new initiatives designed to enhance our competitive position.
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
Compliance with changing laws and regulations relating to corporate governance and public disclosure has resulted, and will continue to result, in the incurrence of additional expenses associated with being a public company.
      New and changing laws and regulations, including the Sarbanes-Oxley Act of 2002, impose stricter corporate governance requirements and greater disclosure obligations. They have had the effect of increasing the complexity and cost of our corporate governance compliance, diverting the time and attention of our management from revenue-generating activities to compliance activities and increasing the risk of personal liability for our board members and executive officers involved in our corporate governance process. Our efforts to comply with evolving laws and regulations has resulted in increased general and administrative expenses and increased professional fees. In addition, it may become more difficult and expensive for us to obtain director and officer liability insurance. These laws and regulations may impose obligations that will increase the legal and financial costs required to consummate a business combination and increase the time required to complete a transaction. Furthermore, in order to meet the new corporate governance and disclosure obligations, we have been taking, and will continue to take, steps to improve our controls and procedures and related corporate governance policies and procedures to address compliance issues and correct any deficiencies that we may discover.
      While we believe that the procedures and policies that we have in place are effective to address the Sarbanes-Oxley Act of 2002 and other regulatory requirements, the expansion of our operations and the growth of our business may require us to modify and expand our disclosure controls and procedures and related corporate governance policies. Any unanticipated difficulties in preparing for and implementing these and other corporate governance and reporting reforms could result in material delays in compliance or significantly increase our costs. Also, there can be no assurance that we will be able to fully comply with these new laws and regulations. If we fail to prepare for and implement the reforms required by these new laws and regulations on a timely basis, our business, financial condition and results of operations could be negatively impacted, our reputation may be harmed and our stock price may be adversely affected.
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
      The global financial services business is, by its nature, risky and volatile and is directly affected by many national and international factors that are beyond our control. Any one of these factors may cause a substantial decline in the U.S. and global financial services markets, resulting in reduced trading volume. These events could have a material adverse effect on our business, financial condition and results of operations. These factors include:

•	economic and political conditions in the United States and elsewhere;

•	adverse market conditions, including unforeseen market closures or other disruptions in trading;

•	actual or threatened acts of war or terrorism or other armed hostilities;

•	concerns over inflation and weakening consumer confidence levels;

•	the availability of cash for investment by mutual funds and other wholesale and retail investors;

•	the level and volatility of interest and foreign currency exchange rates; and

•	legislative and regulatory changes.
      Any one or more of these factors may contribute to reduced activity and prices in the securities markets generally. Our revenues and profitability are likely to decline significantly during periods of stagnant economic conditions or low trading volume in the U.S. and global financial markets.

Item 1B.	Unresolved Staff Comments
      None.

Item 2.	Properties
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
      We are not currently a party to any material legal proceedings. We may be subject to various future claims and legal actions arising in the ordinary course of business.

Item 4.	Submission of Matters to a Vote of Security Holders
      No matters were submitted to security holders for a vote during the fourth quarter of our fiscal year ended December 31, 2005.

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
Price Range
      Our common stock commenced trading on the NASDAQ National Market under the symbol “MKTX” on November 5, 2004. Prior to that date, there was no public market for our common stock. The high and low bid information for our common stock, as reported by NASDAQ, was as follows:

	High	Low

November 5, 2004 to December 31, 2004	$24.41	$12.75
January 1, 2005 to March 31, 2005	$15.95	$9.64
April 1, 2005 to June 30, 2005	$13.87	$9.83
July 1, 2005 to September 30, 2005	$14.09	$9.99
October 1, 2005 to December 31, 2005	$13.14	$10.64
      On March 8, 2006, the last reported closing price of our common stock on the NASDAQ National Market was $12.59.
Holders
      There were approximately 114 holders of record of our common stock as of March 8, 2006.
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
      Except for salaries, and reimbursements for travel expenses and other out-of-pocket costs incurred in the ordinary course of business, none of the proceeds from the offering have been paid by us, directly or indirectly, to any of our directors or officers or any of their associates, or to any persons owning ten percent or more of our outstanding stock or to any of our affiliates. We have invested the proceeds from the offering in cash and cash equivalents and short-term marketable securities.

Recent Sales of Unregistered Securities
      Between January 2003 and October 2004, we issued an aggregate of 67,387 shares of common stock to eight former employees upon exercise of vested stock options. The shares were issued at an average price of approximately $3.12 per share for total proceeds of $0.2 million. In addition, between January 2003 and October 2004, we granted 2,458,302 stock options with a weighted average price of $7.52 to employees, non-employee directors and consultants.
Securities Authorized for Issuance Under Equity Compensation Plans
      Please see the section entitled “Equity Compensation Plan Information” in Item 12.
Issuer Purchases of Equity Securities
      We did not repurchase any of our securities during the quarter ended December 31, 2005.

Item 6.	Selected Financial Data
      The selected statement of operations data for each of the years ended December 31, 2005, 2004 and 2003 and the selected balance sheet data as of December 31, 2005 and 2004 have been derived from our audited financial statements included elsewhere in this Form 10-K. The selected statement of operations data for the years ended December 31, 2002 and 2001, and the balance sheet data as of December 31, 2003, 2002 and 2001, have been derived from our audited financial statements not included in this Form 10-K.

	Year Ended December 31,

	2005	2004	2003	2002	2001

	(In thousands, except share and per share amounts)
Statement of Operations Data:
Revenues
Commissions
U.S. high-grade	$45,615	$45,465	$40,310	$13,390	$3,392
European high-grade	14,078	15,142	7,126	975	47
Other(1)	7,225	7,565	5,364	1,190	833

Total commissions	66,918	68,172	52,800	15,555	4,273
Information and user access fees	4,435	2,713	1,144	287	13
License fees	2,988	3,143	4,145	924	—
Interest income	3,160	882	371	742	2,132
Other(2)	1,059	887	—	1,193	181

Total revenues	78,560	75,797	58,460	18,701	6,598

Expenses
Employee compensation and benefits	35,445	33,146	26,860	24,290	24,356
Depreciation and amortization	4,606	3,468	4,688	6,658	5,127
Technology and communications	8,444	6,402	4,755	3,943	5,240
Professional and consulting fees	9,355	4,908	4,180	4,699	12,903
Warrant-related expense(3)	—	2,524	5,400	8,624	7,484
Marketing and advertising	2,581	2,530	2,292	2,588	1,780
Moneyline revenue share	(50)	1,240	1,806	708	408
Restructuring charges	—	—	—	(674)	8,244
General and administrative	6,618	4,263	4,077	3,941	6,153

Total expenses	66,999	58,481	54,058	54,777	71,694

Income (loss) before taxes	11,561	17,316	4,402	(36,076)	(65,096)
Provision (benefit) for income taxes(4),(5)	3,419	(40,271)	190	—	—

Net income (loss)	$8,142	$57,587	$4,212	$(36,076)	$(65,096)

Net income (loss) per common share(6):
Basic	$0.29	$6.76	$(2.20)	$(14.39)	$(24.08)
Diluted	$0.23	$1.88	$(2.20)	$(14.39)	$(24.08)
Weighted average number of shares of common stock outstanding:
Basic	28,156,505	7,097,682	3,288,464	3,290,326	3,097,994
Diluted	35,512,346	30,638,644	3,288,464	3,290,326	3,097,994

	As of December 31,

	2005	2004	2003	2002	2001

	(In thousands)
Balance Sheet Data:
Cash and cash equivalents, Short-term investments and Securities-available-for-sale	$118,145	$103,449	$36,182	$23,806	$37,200
Working capital (7)	120,013	103,996	31,884	20,140	30,588
Total assets	190,462	175,646	57,183	39,437	56,042
Total redeemable convertible preferred stock	—	—	159,664	148,209	128,527

	Year Ended December 31,

	2005	2004	2003	2002	2001

	(In billions)
Trading Volume Data:
U.S. high-grade	$177.6	$183.5	$140.3	$39.4	$10.0
European high-grade	73.4	76.5	31.8	4.2	0.2
Other(1)	48.2	38.1	20.1	4.8	1.5

Total	$299.2	$298.1	$192.2	$48.4	$11.7

(1)	Other commissions consist primarily of commissions from the trading of emerging markets and new issue bonds. Other trading volume refers to the volume of emerging markets, new issues, crossover and high-yield and agency bonds as well as credit default swap indices.

(2)	Other revenues consist primarily of telecommunications line charges to broker-dealer clients, other miscellaneous revenues and, in 2002, insurance proceeds.

(3)	Warrant-related expense is the expense associated with the allocation of warrants to purchase shares of our common stock issuable pursuant to a warrant issued to six of our broker-dealer clients at the time they made an equity investment in us. As of December 31, 2005, 2004, 2003, 2002 and 2001, the total number of shares underlying the warrant was 3,674,400, 5,007,969, 4,778,800, 3,466,300 and 1,195,467, respectively. While the warrant was expensed each quarter, this was a non-cash expense that varied with the underlying fair market value of our common stock. The final share allocations under the warrant program occurred on March 1, 2004. Accordingly, we will no longer record any expense related to this warrant.

(4)	During the year ended December 31, 2005, we reduced the valuation allowance related to the deferred tax assets by $2.9 million to $15.2 million based on management’s current assessment of the factors impacting the valuation allowance previously recorded. Such factors include management’s expectation of continuing future profitable operations and judgment concerning future utilization of certain net operating losses that are subject to Section 382 limitations prior to their expiration. We believe it is likely, but subject to some uncertainty, that approximately 69% of the net operating losses will be utilized prior to their expiration in 2018. In addition, we adjusted the income tax rate used for recording the deferred tax assets resulting in a decrease in the deferred tax assets and an increase in tax expense of $1.8 million. Without giving effect to the adjustment to the income tax rate used for recognizing the deferred tax assets and the reduction in the valuation allowance against the deferred tax assets, our net income for the year ended December 31, 2005 would have been $7.0 million.

(5)	During the year ended December 31, 2004, we reduced the valuation allowance relating to our deferred tax assets by $46.1 million, from $64.3 million to $18.1 million. Due to the fact that we had achieved multiple quarters of profitability, it became more likely than not that we would be able to utilize our net operating loss carryforwards. We also determined that it was more likely than not that all of the temporary differences relating to the deductibility of certain expenses for book and tax purposes, including the warrant-related expense, would be utilized prior to expiration. We also recognized

$2.1 million in tax credits and an additional tax benefit for operating losses of $1.5 million. Without giving effect to the reduction of the valuation allowance, tax credits and the additional benefit for operating losses, our net income for the year ended December 31, 2004 would have been $7.9 million.

(6)	Includes the effect of dividends accrued on our redeemable convertible preferred stock. We have not included dilutive net income (loss) per common share for periods in which we had a net loss, as the effect would have been anti-dilutive. Upon completion of our initial public offering, all outstanding shares of redeemable convertible preferred stock and convertible preferred stock were converted into 14,484,493 shares of common stock and 4,266,310 shares of non-voting common stock.

(7)	Working capital is defined as current assets minus current liabilities. Current assets consist of Cash and cash equivalents, Short-term investments, Securities and cash provided as collateral, Accounts receivable, and Prepaid expenses. Current liabilities consist of Accrued employee compensation, Deferred license revenue, and Accounts payable, accrued expenses and other liabilities.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
      You should read the following discussion and analysis of our financial condition and results of operations in conjunction with “Selected Financial Data” and our consolidated financial statements and related notes included elsewhere in this Form 10-K. In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth under “Item 1A. — Risk Factors That May Affect Future Results” and elsewhere in this Form 10-K.
Executive Summary
      MarketAxess operates one of the leading platforms for the electronic trading of corporate bonds and certain other types of fixed-income securities. Through our platform, 657 active institutional investor client firms (firms that executed at least one trade through our electronic trading platform between January 2005 and December 2005) can access the aggregate liquidity provided by the collective interest of our 25 broker-dealer clients in buying or selling bonds through our platform. Our active institutional investor clients include investment advisers, mutual funds, insurance companies, public and private pension funds, bank portfolios and hedge funds. We also provide data and analytical tools that help our clients make trading decisions and we facilitate the trading process by electronically communicating order information between trading counterparties. Our revenues are primarily generated from the trading of U.S. and European high-grade corporate bonds.
      Our multi-dealer trading platform allows our institutional investor clients to simultaneously request competing, executable bids or offers from our broker-dealer clients and execute trades with the broker-dealer of their choice from among those that choose to respond. We offer our broker-dealer clients a solution that enables them to efficiently reach our institutional investor clients for the distribution and trading of bonds. In addition to U.S. high-grade corporate bonds, European high-grade corporate bonds and emerging markets bonds, including both high-grade and non-investment grade debt, we also offer our clients the ability to trade crossover and high-yield bonds, agency bonds, new issues and credit default swap indices.
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
History
      MarketAxess was formed in April 2000, and pilot trading on our fully disclosed multi-dealer platform began in October 2000. We launched trading on our electronic platform in January 2001 with eight broker-dealer clients. Since that time, our broker-dealer clients have grown to include 25 of the leading securities firms. Our broker-dealer clients currently are: ABN Amro, Banc of America Securities, Barclays, Bear Stearns, BNP Paribas, Citigroup, Credit Suisse, Deutsche Bank, Dresdner Bank AG, DZ Bank AG, First Tennessee National, Goldman Sachs, HSBC, ING Financial Markets, Jeffries & Company, JPMorgan, Lehman Brothers, Merrill Lynch, Morgan Stanley, Royal Bank of Canada, The Royal Bank of Scotland, Santander Investment Securities, Société Générale, UBS and Wachovia.
      In March 2001, we acquired Trading Edge, Inc. (“Trading Edge”), the operator of an anonymous trading platform for U.S. corporate bonds, convertible bonds, municipal bonds and emerging markets bonds.
      In 2001, we decided to terminate the anonymous convertible and municipal bond trading platforms and currently offer U.S. corporate bond and emerging markets bond trading on a fully disclosed basis only. However, the technology platform developed by Trading Edge and obtained by us through the acquisition is now the core of our product offerings.
      In August 2001, one of our U.K. subsidiaries, MarketAxess Europe Limited, began operations with secondary electronic trading in U.S. dollar-denominated and Euro-denominated corporate bonds.
      In February 2002, we reorganized into MarketAxess Holdings Inc., a holding company that operates primarily through two operating subsidiaries, MarketAxess Corporation and MarketAxess Europe Limited. MarketAxess Corporation is registered as a broker-dealer,and MarketAxess Europe Limited is regulated as an alternative trading system, with applicable market regulators in the U.S. and the U.K., respectively. In May

2003, we incorporated a Canadian subsidiary, MarketAxess Canada Limited, which has applied for registration under the Securities Act in Ontario and is in the process of seeking approval for membership with the Investment Dealers Association of Canada.
      We launched our information service, Corporate BondTicker, in July 2002. Corporate BondTicker combines NASD TRACE data with MarketAxess data and analytical tools to provide trading professionals, research firms, rating and news agencies, and other market participants with a comprehensive set of corporate bond information.
      We have been funded by nine of our 25 broker-dealer clients through purchases of equity securities, primarily convertible preferred stock, for a total purchase price of $79.8 million. In addition, we acquired cash and investments at fair value totaling $36.4 million in connection with the acquisition of Trading Edge. We also received net proceeds of $53.9 million from the sale of shares of our common stock in our November 2004 initial public offering. As of December 31, 2005, we had Cash and cash equivalents and Securities-available-for-sale totaling $118.1 million. We have no debt outstanding.
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
      Our U.S. subsidiary, MarketAxess Corporation, is a registered broker-dealer with the SEC and is a member of the NASD. Our U.K. subsidiary, MarketAxess Europe Limited, is registered as an Alternative Trading System dealer with the FSA in the U.K. Both U.S. and U.K. regulations prohibit repayment of borrowings from these subsidiaries or their affiliates, paying cash dividends, making loans to us or our affiliates or otherwise entering into transactions that result in a significant reduction in regulatory net capital or financial resources, without prior notification to or approval from such regulated entity’s principal regulator.

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

Rapid Technological Changes
      We must continue to enhance and improve our electronic trading platform. The electronic financial services industry is characterized by increasingly complex systems and infrastructures and new business models. If new industry standards and practices emerge, our existing technology, systems and electronic trading platform may become obsolete or our existing business may be harmed. Our future success will depend on our ability to:

•	enhance our existing products and services;

•	develop and/or license new products and technologies that address the increasingly sophisticated and varied needs of our broker-dealer and institutional investor clients and prospective clients; and

•	respond to technological advances and emerging industry standards and practices on a cost-effective and timely basis.
Trends in Our Business
      The following table identifies changes in key financial measures of our business for the years ended December 31, 2005, 2004 and 2003.

	Year Ended December 31,

	2005	2004	2003

	(In thousands)
Revenues	$78,560	$75,797	$58,460
% change	3.6%	29.7%	212.6%
Income before income taxes	11,561	17,316	4,402
Net income(1),(2)	8,142	57,587	4,212
Net increase in Cash and cash equivalents, Short-term investments and Securities available-for-sale	14,696	67,267	12,376

(1)	During the year ended December 31, 2005, we reduced the valuation allowance by $2.9 million to $15.2 million based on management’s current assessment of the factors impacting the valuation allowance previously recorded. Such factors include management’s expectation of continuing future profitable operations and judgment concerning future utilization of certain net operating losses that are subject to Section 382 limitations prior to their expiration. We believe it is likely, but subject to some uncertainty, that approximately 69% of the net operating losses will be utilized prior to their expiration in 2018. In addition, we adjusted the income tax rate used for recording the deferred tax assets, resulting in a decrease in the deferred tax assets and an increase in tax expense of $1.8 million. Without giving effect to the adjustment to the income tax rate used for recognizing the deferred tax assets and the reduction in the valuation allowance against the deferred tax assets, our net income for the year ended December 31, 2005 would have been $7.0 million.

(2)	During the year ended December 31, 2004, we reduced the valuation allowance relating to our deferred tax asset by $46.1 million, from $64.3 million to $18.1 million. Due to the fact that we had achieved multiple quarters of profitability, it became more likely than not that we would be able to utilize our net operating loss carryforwards. We also determined that it was more likely than not that all of the temporary differences relating to the deductibility of certain expenses for book and tax purposes, including the warrant-related expense, would be utilized prior to expiration. We also recognized $2.1 million in tax credits and an additional tax benefit for operating losses of $1.5 million. Without giving effect to the reduction of the valuation allowance, tax credits and reversal, our net income for the year ended December 31, 2004 would have been $7.9 million.

      The majority of our revenues are derived from commissions for transactions in U.S. and European high-grade corporate bonds executed on our platform. Most transactions executed on our platform are originated by our active institutional investor clients (firms that executed at least one trade through our electronic trading platform between January 2005 and December 2005), consisting of 657 institutions as of December 31, 2005. The volume of transactions executed across our platform is largely determined by the number of transaction inquiries originated by our institutional investor clients and the competitiveness of the prices they receive from our broker-dealer clients in response to these inquiries.
      The notional value of bonds traded over our platform has grown rapidly since the commercial launch of the platform in January 2001 to $298.1 billion for the year ended December 31, 2004 but has remained relatively constant from 2004 to 2005, with volume for the year ended December 31, 2005 totaling $299.2 billion.
      Our overall trading volume is impacted by volume in the corporate bond market generally. Various factors that have historically impacted overall corporate bond market trading volume include the absolute level of interest rates, the direction of interest rate movements, the level of new issues of U.S. high-grade corporate bonds, volatility of corporate bond spreads versus U.S. Treasury securities, economic conditions, the geopolitical environment, market psychology, relative prices of competing asset classes and, more importantly, changes in expectations about inflation. If interest rates continue to rise, it is possible that our trading volumes will continue to be adversely impacted. Because a significant percentage of our revenue is tied directly to the volume of securities traded on our platform, it is likely that a general decline in trading volumes, regardless of the cause of such decline, would reduce our revenues and have a significant negative impact on our future profitability. We believe that overall U.S. and European high-grade corporate bond trading volumes declined between 2004 and 2005. Based on NASD TRACE data, volume in the $100,000 to $5 million range, a trade size category where NASD TRACE data reports the actual volume numbers, fell by 12% between 2004 and 2005.
      We are dependent on our broker-dealer clients, nine of which were also stockholders as of December 31, 2005, who are not restricted from buying and selling fixed-income securities, directly or through their own proprietary or third party platforms, with institutional investors. Our broker-dealer clients buy and sell fixed-income securities directly with their clients through traditional bond trading methods. Any reduction in the use of our electronic trading platform by our broker-dealer clients could reduce the number of different bond issues and the volume of trading in those bond issues on our platform, which could, in turn, reduce the use of our platform by our institutional investor clients. The occurrence of any of the foregoing may have a material adverse effect on our business, financial condition and results of operations.

Commission Revenue Trends
      Commissions are generally calculated as a percentage of the notional dollar volume of bonds traded on our platform and vary based on the type and the maturity of the bond traded. Commission revenues grew from $52.8 million for the year ended December 31, 2003 to $68.2 million for the year ended December 31, 2004 but declined to $66.9 million for the year ended December 31, 2005.
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
      Growth in the notional value of trades executed over our platform has been driven by an increase in the base of institutional investor clients. Our active institutional investor client base (clients that executed trades through our electronic trading platform in the preceding year) has increased from 432 as of December 31, 2003, to 539 as of December 31, 2004 and to 657 as of December 31, 2005. However, as the number of institutional investor clients has increased, our volumes have been and will in the future be increasingly driven not only by new clients but also by existing clients executing a larger portion of their trading activity through our platform. We believe that our ability to continue to deliver enhanced functionality and to provide reliable, real-time access to our platform will be important factors in increasing usage of the platform by existing clients.
      Our broker-dealer client base has also increased from 18 as of December 31, 2003, to 22 as of December 31, 2004 and to 25 as of December 31, 2005. We believe that these broker-dealer clients represent the principal source of secondary market liquidity in U.S. high-grade corporate bonds, European high-grade corporate bonds emerging markets bonds and the other markets in which we operate. Historical growth in the number of our broker-dealer clients is not necessarily indicative of future growth, although it is likely that the majority of our future growth will be derived from additional trading by existing broker-dealer clients rather than from the addition of new broker-dealer clients.
      We commenced commercial operations in January 2001 with the launch of our U.S. high-grade corporate bond platform. We expanded the markets we serve to emerging markets bonds and high-yield bonds in March 2001 and to European high-grade corporate bonds in September 2001. In 2005 we introduced trading in agency bonds and in credit default swap indices. In the future, we expect to leverage our existing technology and client relationships to expand into new segments of the fixed-income securities market.
      As the notional value of bonds traded over our platform has grown, we have also been more dependent on the overall level of activity in the markets in which we operate. While we believe that trading activity in the fixed-income markets in which we operate has generally increased since our inception, there have been periods, including the year ended December 31, 2005, in which such trading activity was flat or actually declined. We have also experienced fluctuations in trading volumes between quarters as a result of general economic conditions as well as factors specific to the fixed-income markets in which we operate. These quarterly fluctuations have in the past created, and may in the future create, some variability in our revenues.
      Our average commission on trades executed over our platform, excluding single-dealer inquiries, has declined from $275 per million for the year ended December 31, 2003 to $229 per million for the years ended December 31, 2004 and 2005. Under the fee plans currently in place for secondary U.S. high-grade corporate bond trading and European high-grade corporate bond trading, the average fees per million will decline as trading volumes increase. We also anticipate that some reduction in average fees per million for other products may occur in the future. Consequently, past trends in commissions are not necessarily indicative of future commissions.

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

      We charge information services fees for Corporate BondTicker to our broker-dealer clients, institutional investor clients and data-only subscribers. Corporate BondTicker combines NASD TRACE data with MarketAxess data and analytical tools to provide a comprehensive set of corporate bond information. The information services fee is a flat monthly fee, based on the level of service. We also generate information services fees from the sale of bulk data to certain institutional investor clients and data-only subscribers.
      Broker-dealer clients, other than those that previously made equity investments in the Company, pay an initial license fee, which is typically due and payable upon execution of the broker-dealer agreement. The initial license fee varies by agreement and at a minimum is intended to cover the initial set-up costs incurred to enable a broker-dealer to begin using the Company’s electronic trading platform.
      Revenues from these sources totaled $5.7 million for the year ended December 31, 2003, $7.6 million for the year ended December 31, 2004 and $11.6 million for the year ended December 31, 2005. We anticipate that revenues other than commissions will grow as we expand our data and information services offerings.

Expense Trends
      Our total expenses were $54.1 million for the year ended December 31, 2003, $58.5 million for the year ended December 31, 2004 and $67.0 million for the year ended December 31, 2005.
      In the normal course of business, we incur the following expenses:

•	employee compensation and benefits expenses, which include salaries, cash-based incentive compensation, stock-based compensation and related employee benefits and taxes;

•	depreciation and amortization expenses, which result primarily from the depreciation of the fixed assets we purchase and development costs that we capitalize, including computer software and hardware used in the development of our trading systems;

•	technology and communications expenses, which consist primarily of costs for our network connections with our broker-dealer and institutional-investor customers and our data centers;

•	professional and consulting expenses, which consist primarily of audit, consulting, tax and legal expenses;

•	marketing and advertising expenses, which consist primarily of media, print and other advertising expenses as well as client marketing expenses; and

•	general and administrative expenses, which include travel and entertainment expenses, rental and occupancy expenses, board of directors expenses, charitable contributions, the provision for doubtful accounts, various state franchise and U.K. value added taxes and other administrative expenses and general office costs.
      We anticipate expense growth in the future, notably in employee compensation and benefits as a result of increases in the number of staff as we introduce new products. However, we believe that operating leverage can be achieved by increasing volumes in existing products and adding new products without substantial additions to our infrastructure. In addition, beginning in the 2006 fiscal year, we are required, pursuant to SFAS No. 123(R) “Share-Based Payment” (“SFAS No. 123(R)”), which became effective on January 1, 2006, to record compensation expense based on the fair value of stock and options issued to employees. Previously, we were only required to record compensation expense to the extent that the fair value of our common stock exceeded the exercise price of the options on the measurement date.
      As a public company, we are subject to the requirements of the Sarbanes-Oxley Act of 2002, which requires us to incur significant expenditures to comply with these requirements.

Revenues and Expenses

Revenues
      We derive our revenues from commissions for trades executed over our platform, information and user access fees, license fees, interest income and other income. A table detailing the amount and percentage of revenue generated from each of these sources is provided below:

	Year Ended December 31,

	2005		2004		2003

	$	%	$	%	$	%

	($ in thousands)
Revenues
U.S. high-grade	$45,615	58.1%	$45,465	60.0%	$40,310	69.0%
European high-grade	14,078	17.9	15,142	20.0	7,126	12.2
Other	7,225	9.2	7,565	10.0	5,346	9.1

Total commissions	66,918	85.2	68,172	90.0	52,800	90.3
Information and user access fees	4,435	5.6	2,713	3.6	1,144	2.0
License fees	2,988	3.8	3,143	4.1	4,145	7.1
Interest income	3,160	4.0	882	1.2	371	0.6
Other	1,059	1.4	887	1.1	—	0.0

Total revenues	$78,560	100.0%	$75,797	100.0%	$58,460	100.0%

      The following table shows the extent to which the changes in revenue for the years ended December 31, 2005 and 2004 were attributable to increases and decreases in volumes, average level of commissions charged, information services, license fees, interest income and other factors:

	Change from Prior Year

	Year Ended
	December 31,

	2005	2004

	(In thousands)
Volume increase	$252	$29,092
Average fee (decrease)	(1,506)	(13,720)
Information services	1,722	1,569
License Fees	(155)	(1,002)
Interest Income	2,278	511
Other	172	887

Total revenue increase	$2,763	$17,337

      A table detailing the amount of revenues generated by the nine broker-dealer clients that were also stockholders as of December 31, 2005 (ABN Amro, Banc of America Securities, Bear Stearns, BNP Paribas, Credit Suisse, Deutsche Bank, JPMorgan, Lehman Brothers and UBS), and their respective affiliates, as well as the corresponding percentage of total revenues, is provided below for the years ended December 31, 2005, 2004 and 2003:

	Year Ended December 31,

	2005	2004	2003

	($ in thousands)
Revenues generated by broker-dealer client stockholders and their respective affiliates:
Commissions	$36,588	$39,307	$33,023
Information and user access fees	1,052	461	203
Interest income	796	380	65
Other	607	515	—

Revenues generated by broker-dealer client stockholders and their respective affiliates	$39,043	$40,663	$33,291

Percentage of revenues generated by broker-dealer client stockholders and their respective affiliates:
Commissions	54.7%	57.7%	62.5%
Information and user access fees	23.7%	17.0%	17.7%
Interest income	25.2%	43.1%	17.5%
Other	57.3%	58.1%	0.0%
Percentage of revenues generated by broker-dealer client stockholders and their respective affiliates	49.7%	53.6%	57.0%
      We derive a significant percentage of our total revenues, and an even greater percentage of our commissions, from broker-dealer clients that are also our stockholders. Commissions from these broker-dealer stockholders have decreased as a percentage of revenues primarily due to increased volume from existing broker-dealer clients that are not stockholders as well as the addition of new broker-dealer clients that are not stockholders. Potential reduction in the level of their equity ownership if these broker-dealer shareholders sell shares of our common stock in the future, may cause them to reduce or discontinue their use of our electronic trading platform and other services, which could negatively impact the use of our platform by our institutional investor clients and result in a reduction in our revenues and net income.
      Our current fee plans may result in a reduction in average fees as trading volume increases. We may also introduce new plans that could result in lower fees, particularly where we believe that fee reductions will be offset by higher trading volumes. Historical trading volume and revenue are not necessarily indicative of future trading volume and revenue.

Commissions
      While the vast majority of our commissions are generated from transactions between a broker-dealer client and an institutional investor client, we have generated a de minimis amount of our commissions from transactions between two broker-dealer clients. Commissions are generally calculated as a percentage of the notional dollar volume of bonds traded on our platform and vary based on the type and the maturity of the bond traded. The commission rates are generally set at levels that are based on a number of factors, including fees charged by inter-dealer brokers in the respective markets, average bid-offer spreads in the products we offer, transaction costs through alternative channels including the telephone, and the trading volume executed through our platform by the broker-dealer completing the trade. Under our transaction fee plans, bonds that are more actively traded or that have shorter maturities are generally charged lower commissions, while bonds that are less actively traded or that have longer maturities generally command higher commissions.

      Overall trading volumes and the average fee per million traded for the years ended December 31, 2005, 2004 and 2003 are detailed in the table below:

	Year Ended December 31,

	2005	2004	2003

Trading Volume Data (in billions)
U.S. high-grade	$170.1	$183.5	$140.3
European high-grade	73.4	76.5	31.8
Other	48.2	38.1	20.1

Sub Total	291.7	298.1	192.2
Single-Dealer Inquiries	7.5	—	—

Total	$299.2	$298.1	$192.2

Commissions (in thousands)
U.S. high-grade	$45,615	$45,465	$40,310
European high-grade	14,078	15,142	7,126
Other	7,225	7,565	5,364

Total	$66,918	$68,172	$52,800

Average Fee Per Million Traded
U.S. high-grade	$268	$248	$287
European high-grade	$192	$198	$224
Other	$150	$199	$267
Average Fee Per Million Traded For All Products, Excluding Single-Dealer Inquiries	$229	$229	$275
Average Fee Per Million Traded For All Products, Including Single-Dealer Inquiries	$224	$229	$275
      For volume reporting purposes, transactions in foreign currencies are converted to U.S. dollars at the exchange rates prevailing on the day the transactions were executed.
      Single-dealer inquiries represent U.S. high-grade trades for which no fees were charged in accordance with the new U.S. high-grade fee plan that went into effect on June 1, 2005.

U.S. High-Grade Corporate Bonds
      Prior to August 2003, all of our broker-dealer clients operated under a standard transaction fee plan for the secondary trading of U.S. high-grade corporate bonds. Under the standard transaction fee plan, commissions were calculated as a percentage of the notional dollar volume of the bonds traded on our platform, varied based on the type and maturity of the bond, and were generally higher on bonds with longer maturities. Under this plan, there was no fixed monthly fee and no cap on the aggregate amount of commissions payable by a broker-dealer client.
      Our standard fee schedule for U.S. high-grade corporate bonds was revised in August 2003 to provide lower average transaction commissions for dealers that transacted higher U.S. high-grade volumes through our platform, while at the same time providing us with an element of fixed commissions over the two-year term of the plans. One of the revised plans that was well suited for our most active broker-dealer clients included a fee cap that limited the potential growth in U.S. high-grade revenue. The fee caps were set to take effect at volume levels significantly above those being transacted at the time the revised transaction fee plans were introduced. Most of our broker-dealer clients entered into fee arrangements with respect to the trading of U.S. high-grade corporate bonds that included both a fixed component and a variable component. These agreements had been scheduled to expire during the third quarter of 2005.

      On June 1, 2005, we introduced a new fee plan primarily for secondary market transactions in U.S. high-grade corporate bonds executed on our electronic trading platform. As of December 31, 2005, 17 of our U.S. high-grade broker-dealer clients have signed new two-year agreements that supersede the fee arrangements that we entered into with many of our broker-dealer clients during the third quarter of 2003. The new plan incorporates higher fixed monthly fees and lower variable fees for our broker-dealer clients than the previous U.S. high-grade transaction fee plans described above, and incorporates volume incentives to our broker-dealer clients that are designed to increase the volume of transactions effected on our platform. Under the new fee plan, we electronically add the variable fee to the spread quoted by the broker-dealer client but do not charge for inquiries that an institutional investor client sends to a single broker-dealer client. The variable fee varies depending on the size of the trade as well as the maturity and yield of the bond traded. The combination of higher fixed and lower variable fees in the new plan results in higher revenue to us at lower volume levels but will limit revenue growth in the future for U.S. high-grade corporate bond trading as volume levels increase.
      The average commission on U.S. high-grade transactions declined for the year ended December 31, 2003 from $287 to $248 per million traded for the year ended December 31, 2004, but increased to $268 per million traded for the year ended December 31, 2005 following the introduction of the latest fee plan in June 2005.

European High-Grade Corporate Bonds
      On our European platform, broker-dealer transaction fees vary based on the type of bond traded. Different fee schedules apply to fixed rate and floating rate bonds. Within the schedule for fixed rate bonds, the fee varies depending on whether the bond is a corporate or a sovereign issue. For corporate bonds, the fee also varies depending on the maturity of the issue. This fee schedule applies a tiered fee structure, which reduces the fee per trade upon the attainment of certain specified amounts of monthly commissions generated by a particular broker-dealer and does not carry a fixed monthly fee or fee cap. The average commission on European high-grade transactions has decreased from $224 per million traded for the year ended December 31, 2003, to $198 per million traded for the year ended December 31, 2004 and to $192 per million traded for the year ended December 31, 2005. This decrease in average commission per million traded was caused by a shift in the mix of bonds traded, some changes to the fee schedules and by the impact of the tiered fee structure described above.

Emerging Markets Bonds
      Broker-dealer clients pay a commission for transactions in emerging markets bonds based on the type and amount of the security traded. The commission is calculated on a standard schedule that applies to all broker-dealer clients and varies depending on whether the transaction is in an actively traded sovereign issue, a less actively traded sovereign issue or a corporate issue. A lower commission rate is charged for actively traded sovereign issues, while a higher commission rate is charged for corporate issues. The average commission on emerging markets transactions for the year ended December 31, 2004 was $205 per million traded and for the year ended December 31, 2005 was $188 per million traded.

Crossover and High-Yield Bonds
      Broker-dealer clients pay a commission for transactions in crossover and high-yield bonds that is calculated based on a standard schedule that applies to all broker-dealer clients. The fee varies depending on whether the issue is a crossover or high-yield issue. Trades in crossover issues are charged in accordance with the U.S. high-grade fee schedules. Trades in high-yield issues are charged at a standard fee per million. The average commission on crossover and high-yield transactions for the year ended December 31, 2005 was $163 per million traded.

Agency Bonds
      Broker-dealer clients pay a commission for transactions in agency bonds that is calculated based on a standard schedule that applies to all broker-dealer clients. The fee varies depending on the issue size and whether the transaction is in a syndicated or non-syndicated issue. The average commission on agency transactions for the year ended December 31, 2005 was $57 per million traded.

New Issues
      For newly-issued U.S. high-grade corporate bonds and for newly-issued emerging markets bonds, we enable U.S. institutional investors to submit indications of interest on our electronic trading platform directly to the underwriter syndicate desks of our broker-dealer clients. Commission levels for new issue transactions are based on the allocation amount. There are fee caps on the level of commissions paid by broker-dealer clients. The average commission on new issue transactions for the year ended December 31, 2004 was $297 per million traded and for the year ended December 31, 2005 was $119 per million traded.

Credit Default Swaps
      Commissions are charged to both broker-dealer and institutional investor clients for credit default swap index transactions that are calculated as a percentage of the notional volume of transactions traded. Broker-dealer clients are able to select between standard fee schedules that contain monthly minimum commissions and, in some cases, monthly fee caps.

Information and User Access Fees
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

Interest Income
      Interest income consists of income earned on our investments. We generate interest income through the investment of our excess cash in U.S. Treasury obligations, money market instruments and other high-grade fixed income investments. All investments have a maximum maturity of two years and carry a rating of A or better by Standard & Poor’s and A1 or better by Moody’s Investor Service.

Other
      Other revenues consist of telecommunications line charges to broker-dealer clients, other miscellaneous revenues and funds received as business interruption insurance settlements, which was a non-recurring item in relation to the effects of the September 11, 2001 terrorist acts.

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

Technology and Communications
      Technology and communications expense consists primarily of costs relating to the amortization of licenses for software used in our trading platform, maintenance on software and hardware, our internal network connections, data center hosting costs and data feeds provided by outside vendors or service providers. We amortize software licenses and maintenance agreements relating to hardware and software over the term of these agreements, which is generally one year. Maintenance agreements for our computer hardware are in place to ensure that we receive technical service from the vendor in the event of a malfunction. We enter into software maintenance agreements to ensure that we have access to the latest versions of the software we use. The majority of our broker-dealer clients have dedicated high-speed communication lines to our network in order to provide fast data transfer. We charge our broker-dealer clients a monthly fee for these connections, which is recovered against the relevant expenses we incur. The number of users accessing our trading and information services products affects our technology and communications expense.

Professional and Consulting Fees
      Professional and consulting fees consist primarily of accounting fees, legal fees and fees paid to information technology and non-information technology consultants for services provided for the maintenance of our trading platform and information services products.

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

Moneyline Revenue Share
      Moneyline revenue share expense consists of expenses incurred pursuant to our agreement with Moneyline Telerate (“Moneyline”), formerly an independent technology and data company, which assisted us in the development of our U.S. high-grade corporate bond and European trading platforms. Pursuant to the agreement, a revenue share was paid quarterly to Moneyline based on a percentage of revenues generated on our U.S. high-grade corporate bond and European trading platforms, after deduction of identified development costs. We have completed the transition to new internally-developed software for our U.S. high-grade corporate and European bond platforms. In the first quarter of 2005, we ceased using the Moneyline technology and have therefore incurred no revenue share expense since that date.

General and Administrative
      General and administrative expense consists primarily of occupancy and utilities, general travel and entertainment, board of directors expenses, charitable contributions, provision for doubtful accounts, and various state franchise and U.K. value-added taxes.

Income Taxes and Net Operating Loss Carryforwards
      Income taxes are accounted for on the asset and liability method in accordance with SFAS No. 109, “Accounting for Income Taxes.” Deferred tax assets arise as a result of our net operating losses and from the tax effect of various types of temporary differences including, in our case, differences between amounts reported for income tax purposes and for financial statement purposes.
      As of December 31, 2005, we had net operating loss carryforwards for income tax purposes of $104.1 million. The U.S. net operating loss carryforwards as of December 31, 2005 totaling $93.5 million will begin to expire in 2018 and the U.K. net operating loss carryforwards as of December 31, 2005 totaling $10.6 million do not expire. In 2000 and in 2001, MarketAxess Holdings Inc. and MarketAxess Corporation, respectively, had an ownership change within the meaning of Section 382. As a result of Section 382 and pertinent tax provisions, the utilization of $34.2 million and $39.2 million on a tax basis and book basis, respectively, of our net operating loss carryforwards existing at the date of the ownership change is subject to significant limitations. In addition, our net operating loss carryforwards may be subject to additional annual limitations if there is a 50% or greater change in our ownership, as determined over a rolling three-year period.
      A net operating loss carryforward enables a company to apply net operating losses incurred during a current period against a future period’s profits in order to reduce tax liability in those future periods. In periods when a company is generating operating losses, its net operating loss carryforward will increase. The income tax effect of the net operating loss carryforwards is recorded as a deferred income tax asset. If the company does not believe that it is more likely than not that it will be able to utilize the net operating loss carryforwards, it records a valuation allowance against the deferred tax asset. Additionally, as defined in Section 382, a change in control occurs, and causes a limitation in the utilization of net operating losses, when there is a 50% or greater change in the company’s ownership, as determined over a rolling three-year period.
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

Revenue Recognition
      We recognize revenues relating to broker-dealer license fees in the first three months of the applicable agreement in the estimated amount of the set-up costs incurred, and the remaining amount is amortized over the initial term of the agreement, which is generally three years.

Stock-Based Employee Compensation
      During the years ended December 31, 2005, 2004 and 2003, we have accounted for stock-based employee compensation plans in accordance with Accounting Principles Board Opinion (APB) No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”), as permitted by SFAS No. 123. In accordance with APB No. 25, compensation expense is recognized for stock awards that have intrinsic value on the date of grant. Unearned compensation is amortized and charged to income over the vesting schedule. Our employee option grants usually vest over a three-year period from the date of issuance.

      Had we adopted SFAS No. 123, “Accounting for Stock-Based Compensation” and SFAS No. 148, “Accounting for Stock-Based Compensation Transactions and Disclosure,” to expense the fair value of an employee grant over the appropriate vesting period, we would have incurred stock-based employee compensation expense, net of related tax effects, of $1.4 million for the year ended December 31, 2005, $2.0 million for the year ended December 31, 2004 and $1.6 million for the year ended December 31, 2003.
      The Company will adopt SFAS No. 123(R), “Share Based Payments,” as of January 1, 2006, which requires previously granted but unvested awards to be recorded as an expense on a prorated basis over the remaining vesting period. Had we adopted SFAS No. 123(R), we would have incurred additional stock-based employee compensation expense of $2.0 million for the year ended December 31, 2004 and $1.4 million for the year ended December 31, 2005. We expect the adoption of SFAS No. 123(R) will have a material impact on our Consolidated Statements of Operations.

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
Results of Operations
      The following table provides the notional value of the bonds traded on our platform for each of the periods presented:

	Year Ended December 31,

	2005	2004	2003

	(In billions, except number of
	trading days)
U.S. high-grade	$177.6	$183.5	$140.3
European high-grade	73.4	76.5	31.8
Other	48.2	38.1	20.1

Total	$299.2	$298.1	$192.2

Number of U.S. trading days	250	250	250
Number of U.K. trading days	253	250	253
      For volume reporting purposes, transactions in foreign currencies are converted to U.S. dollars at the exchange rates prevailing on the day the transactions were executed.

      The following table presents our consolidated operating results expressed in U.S. dollars and as a percentage of total revenues for each of the periods presented:

	Year Ended December 31,

	2005		2004		2003

	$	% of Revenues	$	% of Revenues	$	% of Revenues

	(In thousands)
Revenues
Commissions
U.S. high-grade	$45,615	58.1%	$45,465	60.0%	$40,310	69.0%
European high-grade	14,078	17.9	15,142	20.0	7,126	12.2
Other	7,225	9.2	7,565	10.0	5,364	9.1

Total commissions	66,918	85.2	68,172	90.0	52,800	90.3
Information and user access fees	4,435	5.6	2,713	3.6	1,144	2.0
License fees	2,988	3.8	3,143	4.1	4,145	7.1
Interest income	3,160	4.0	882	1.2	371	0.6
Other	1,059	1.4	887	1.1	—	0.0

Total revenues	78,560	100.0	75,797	100.0	58,460	100.0

Expenses
Employee compensation and benefits	35,445	45.1	33,146	43.7	26,860	45.9
Depreciation and amortization	4,606	5.9	3,468	4.6	4,688	8.0
Technology and communications	8,444	10.7	6,402	8.5	4,755	8.1
Professional and consulting fees	9,355	11.9	4,908	6.5	4,180	7.2
Warrant-related expense(1)	—	—	2,524	3.3	5,400	9.2
Marketing and advertising	2,581	3.3	2,530	3.3	2,292	3.9
Moneyline revenue share	(50)	—	1,240	1.6	1,806	3.1
General and administrative	6,618	8.4	4,263	5.6	4,077	7.0

Total expenses	66,999	85.3	58,481	77.1	54,058	92.4

Income before taxes	11,561	14.7	17,316	22.9	4,402	7.6
Provision (benefit) for income tax(2),(3)	3,419	4.3	(40,271)	(53.1)	190	—

Net income	$8,142	10.4%	$57,587	76.0%	$4,212	7.6%

(1)	Warrant-related expense is the expense associated with the allocation of rights to purchase shares of our common stock issuable pursuant to a warrant issued to six of our broker-dealer clients at the time they made an equity investment in us. As of December 31, 2005, 2004 and 2003, the total number of shares underlying the warrant was 3,674,400, 5,007,968 and 4,778,800. While the warrant was expensed each quarter at fair market value, this was a non-cash expense that fluctuated with the underlying price of our common stock. The final share allocations under the warrant program occurred on March 1, 2004. Accordingly, we no longer record any expense related to this warrant.

(2)	During the year ended December 31, 2005, we reduced the valuation allowance by $2.9 million to $15.2 million based on management’s current assessment of the factors impacting the valuation allowance previously recorded. Such factors include management’s expectation of continuing future profitable operations and judgment concerning future utilization of certain net operating losses that are subject to Section 382 limitations prior to their expiration. We believe it is likely, but subject to some uncertainty, that approximately 69% of the net operating losses will be utilized prior to their expiration in 2018. In addition, we adjusted the income tax rate used for recording the deferred tax assets resulting in a decrease in the deferred tax assets and an increase in tax expense of $1.8 million. Without giving effect to the adjustment to the income tax rate used for recognizing the deferred tax assets and the reduction in the valuation allowance against the deferred tax assets, our net income for the year ended December 31, 2005 would have been $7.0 million.

(3)	During the year ended December 31, 2004, we reduced the valuation allowance relating to our deferred tax assets by $46.1 million, from $64.3 million to $18.1 million. Due to the fact that we had achieved multiple quarters of profitability, it became more likely than not that we would be able to utilize our net operating loss carryforwards. We also determined that it was more likely than not that all of the temporary differences relating to the deductibility of certain expenses for book and tax purposes, including the warrant-related expense, would be utilized prior to expiration. We also recognized $2.1 million in tax credits and an additional tax benefit for operating losses of $1.5 million. Without giving effect to the reduction of the valuation allowance, tax credits and reversal, our net income for the year ended December 31, 2004 would have been $7.9 million.

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

Year Ended December 31, 2005 Compared to Year Ended December 31, 2004

Overview
      For the year ended December 31, 2005, Income before taxes decreased by $5.8 million to $11.6 million compared to Income before taxes of $17.3 million for the year ended December 31, 2004. Net income decreased by $49.4 million to $8.1 million compared to Net income of $57.6 million for the year ended December 31, 2004. This decrease was primarily due to a net income tax benefit of $40.3 million that was recorded for the year ended December 31, 2004 due to the reduction of the valuation allowance against our deferred tax assets.
      Total revenues increased by $2.8 million or 3.6% to $78.6 million for the year ended December 31, 2005 from $75.8 million for the year ended December 31, 2004. This increase in total revenues was primarily due to an increase of interest income of $2.3 million and information and user access fees of $1.7 million, offset in part by a decrease of $1.3 million in total commissions.
      Total expenses increased by $8.5 million or 14.6% to $67.0 million for the year ended December 31, 2005 from $58.5 million for the comparable period in 2004. This increase was primarily due to increases of $4.4 million in professional and consulting fees, $2.4 million in general and administrative expense, $2.3 million in employee compensation and benefits, $2.0 million in technology and communications, and $1.1 million in depreciation and amortization expense, offset by decreases in warrant-related expense and Moneyline revenue share, in each case compared to the comparable period in 2004.
      During the year ended December 31, 2005, we reduced the valuation allowance against the deferred tax assets by $2.9 million to $15.2 million based on management’s current assessment of the factors impacting the valuation allowance previously recorded. Such factors include management’s expectation of continuing future profitable operations and judgment concerning future utilization of certain net operating losses that are subject to Section 382 limitations prior to their expiration. We believe it is likely, but subject to some uncertainty, that approximately 69% of the net operating losses will be utilized prior to their expiration in 2018. In addition, we adjusted the income tax rate used for recording the deferred tax assets resulting in a decrease in the deferred tax assets and an increase in tax expense of $1.8 million. Without giving effect to the adjustment to the income tax rate used for recognizing the deferred tax assets and the reduction in the valuation allowance against the deferred tax assets, our net income for the year ended December 31, 2005 would have been $7.0 million.

Revenues
      Our revenues and percentages of revenues for the years ended December 31, 2005 and 2004, and the resulting dollar and percentage change, are as follows:

	Year Ended December 31,

	2005		2004

	$	% of Revenues	$	% of Revenues	$ Change	% Change

	($ in thousands)
Revenues
Commissions
U.S. high-grade	$45,615	58.1%	$45,465	60.0%	$150	0.3%
European high-grade	14,078	17.9	15,142	20.0	(1,064)	(7.0)
Other	7,225	9.2	7,565	10.0	(340)	(4.5)

Total commissions	66,918	85.2	68,172	90.0	(1,254)	(1.8)
Information and user access fees	4,435	5.6	2,713	3.6	1,722	63.5
License fees	2,988	3.8	3,143	4.1	(155)	(4.9)
Interest income	3,160	4.0	882	1.2	2,278	258.3
Other	1,059	1.4	887	1.1	172	19.4

Total revenues	$78,560	100.0%	$75,797	100%	$2,763	3.6%

      Commissions. Total commissions decreased by $1.3 million or 1.8% to $66.9 million for the year ended December 31, 2005 from $68.2 million for the comparable period in 2004. This decrease was primarily due to decreases in European high-grade commissions. U.S. high-grade commissions increased by $0.2 million or 0.3% to $45.6 million for the year ended December 31, 2005 from $45.5 million for the comparable period in 2004. European high-grade commissions decreased by $1.1 million or 7.0% to $14.1 million from $15.1 million for the comparable period in 2004. Other commissions decreased by $0.3 million or 4.5% to $7.2 million from $7.6 million for the comparable period in 2004. The average fee per million across all markets for the year ended December 31, 2005, including single-dealer volume, was $229 per million compared to $224 per million for the year ended December 31, 2004.
      Information and User Access Fees. Information and user access fees increased by $1.7 million or 63.5% to $4.4 million for the year ended December 31, 2005 from $2.7 million for the year ended December 31, 2004. This increase was primarily due to an increase in the number of subscribers to our Corporate BondTicker service.
      License Fees. License fees decreased by $0.2 million or 4.9% to $3.0 million for the year ended December 31, 2005 from $3.1 million for the year ended December 31, 2004. This decrease was due to the addition of three new broker-dealer clients in the year ended December 31, 2005 compared to four new broker-dealer clients added in the year ended December 31, 2004.
      Interest Income. Interest income increased by $2.3 million or 258.3% to $3.2 million for the year ended December 31, 2005 from $0.9 million for the comparable period in 2004. This increase was primarily due to higher cash, cash equivalents and securities available-for-sale balances during the year ended December 31, 2005 as compared to the comparable period in 2004.
      Other. Other revenues increased by $0.2 million or 19.4% to $1.1 million for the year ended December 31, 2005 from $0.9 million for the comparable period in 2004. This increase was primarily due to a financial statement reclassification to recognize as revenue the gross telecommunication line fees paid by broker-dealer clients.

Expenses
      Our expenses and percentages of revenues for the years ended December 31, 2005 and 2004, and the resulting dollar and percentage change, are as follows:

	Year Ended December 31,

	2005		2004

	$	% of Revenues	$	% of Revenues	$ Change	% Change

	($ in thousands)
Expenses
Employee compensation and benefits	$35,445	45.1%	$33,146	43.7%	$2,299	6.9%
Depreciation and amortization	4,606	5.9	3,468	4.6	1,138	32.8
Technology and communications	8,444	10.7	6,402	8.5	2,042	31.9
Professional and consulting fees	9,355	11.9	4,908	6.5	4,447	90.6
Warrant-related expense	—	—	2,524	3.3	(2,524)	(100.0)
Marketing and advertising	2,581	3.3	2,530	3.3	51	2.0
Moneyline revenue share	(50)	—	1,240	1.6	(1,290)	(104.0)
General and administrative	6,618	8.4	4,263	5.6	2,355	55.2

Total expenses	$66,999	85.3%	$58,481	77.1%	$8,518	14.6%

      Employee Compensation and Benefits. Employee compensation and benefits increased by $2.3 million or 6.9% to $35.4 million for the year ended December 31, 2005 from $33.1 million for the year ended December 31 2004. The total number of employees increased to 182 as of December 31, 2005 from 172 as of December 31, 2004. This increase was primarily due to the addition of new employees to support our growth (including the development of credit derivatives trading services) and higher payroll tax contributions relating to employee stock options for staff of MarketAxess Europe, higher staff benefits and lower capitalization of technology development compensation. As a percentage of total revenues, employee compensation and benefits expense increased to 45.1% for the year ended December 31, 2005 from 43.7% for the year ended December 31, 2004.
      Depreciation and Amortization. Depreciation and amortization expense increased by $1.1 million or 32.8% to $4.6 million for the year ended December 31, 2005 from $3.5 million for the year ended December 31, 2004. For the year ended December 31, 2005, we capitalized $3.4 million of software development costs and $1.4 million of computer and related equipment purchases. During 2004, the Company purchased $2.8 million of computer and related equipment for our new disaster recovery facility, which went into production in May 2005, causing our depreciation expense to increase in 2005. In November 2004, we determined that our trading platform software developed by us with input from Moneyline, a stockholder, would be retired by March 31, 2005. Therefore, we accelerated depreciation of this software. During the fourth quarter of 2004, we recorded additional depreciation in the amount of $0.1 million. An additional $0.2 million was depreciated in the quarter ended March 31, 2005.
      Technology and Communications. Technology and communications expense increased by $2.0 million or 31.9% to $8.4 million for the year ended December 31, 2005 from $6.4 million for the year ended December 31, 2004. This increase was attributable to increased cost relating to market data, production telecommunications and software maintenance. As a percentage of total revenues, technology and communications expense increased to 10.8% for the year ended December 31, 2005 from 8.5% for the year ended December 31, 2004.
      Professional and Consulting Fees. Professional and consulting fees increased by $4.4 million or 90.6% to $9.4 million for the year ended December 31, 2005 from $4.9 million for the year ended December 31, 2004. This increase was primarily due to additional audit and tax, legal, insurance and investor relations expenses associated with being a public company as well as increased consulting and recruiting fees. As a percentage of total revenues, professional and consulting fees increased to 11.9% for the year ended December 31, 2005 from 6.5% for the year ended December 31, 2004.

      Marketing and Advertising. Marketing and advertising expense increased by $0.1 million or 2.0% to $2.6 million for the year ended December 31, 2005 from $2.5 million for the year ended December 31, 2004. This increase was primarily due to expenses we incurred for print and other advertising used to promote our electronic trading platform.
      Moneyline Revenue Share. Moneyline revenue share expense decreased by $1.3 million or 104.0% to a benefit of $0.1 million from $1.2 million for the year ended December 31, 2005 due to termination of the Moneyline revenue share agreement and reversal of a prior period overaccrual in the first quarter of 2005.
      General and Administrative. General and administrative expense increased by $2.4 million or 55.2% to $6.6 million for the year ended December 31, 2005 from $4.3 million for the comparable period in 2004. This increase was due to a number of factors, including increases in rent, board of directors costs, travel and entertainment, value-added tax and charitable contributions.

Provision for Income Tax
      During the year ended December 31, 2005 we recorded a provision for income taxes of $3.4 million. We reduced the valuation allowance by $2.9 million to $15.2 million based on management’s current assessment of the factors impacting the valuation allowance previously recorded. Such factors include management’s expectation of continuing future profitable operations and judgment concerning future utilization of certain net operating losses that are subject to Section 382 limitations prior to their expiration. We believe it is likely, but subject to some uncertainty, that approximately 69% of the net operating losses will be utilized prior to their expiration in 2018. In addition, we adjusted the income tax rate used for recording the deferred tax assets, resulting in a decrease in the deferred tax assets and an increase in tax expense of $1.8 million. Without giving effect to the adjustment to the income tax rate used for recognizing the deferred tax assets and the reduction in the valuation allowance against the deferred tax assets, our net income for the year ended December 31, 2005 would have been $7.0 million.
      As of December 31, 2005, the Company had net operating loss carryforwards for income tax purposes of $104.1 million. The U.S. net operating loss carryforwards as of December 31, 2005 totaling $93.5 million will begin to expire in 2018 and the U.K. net operating loss carryforwards as of December 31, 2005 totaling $10.6 million do not expire. In 2000 and 2001, MarketAxess Holdings Inc. and MarketAxess Corporation had an ownership change within the meaning of Section 382. As a result of Section 382 and pertinent tax provisions, the utilization of $34.3 million on a tax basis and $39.2 million on a book basis of the Company’s net operating loss carryforwards existing at the date of the ownership change is subject to significant limitations. In addition, the Company’s net operating loss carryforwards may be subject to additional annual limitations if there is a 50% or greater change in the Company’s ownership, as determined over a rolling three-year period.
      During the year ended December 31, 2005, two related parties converted 1,325,602 warrants into 1,325,249 shares of common stock through a non-cash exercise resulting in a credit for federal income taxes purposes of $3.7 million, which when realized would result in an increase in Additional paid-in capital. Management believes that there is sufficient uncertainty with regard to the ultimate realization of this tax credit and therefore has not recognized the credit in the Consolidated Statements of Financial Condition as of December 31, 2005.
      We cannot predict the timing of the reversal of certain of the temporary differences. Therefore, the reversal of the temporary differences may result in charges to the provision for income taxes and may affect our future earnings.

Year Ended December 31, 2004 Compared to Year Ended December 31, 2003

Overview
      For the year ended December 31, 2004, Income before taxes increased by $12.9 million to $17.3 million compared to Income before taxes of $4.4 million for the year ended December 31, 2003. Net income increased by $53.4 million to $57.6 million compared to Net income of $4.2 million for the year ended December 31,

2003. This increase was primarily due to a net income tax benefit of $40.3 million that was recorded for the year ended December 31, 2004 primarily due to the reduction of the valuation allowance against our deferred tax asset, as is more fully described below. Without giving effect to the reduction of the valuation allowance, our Net income for the year ended December 31, 2004 would have been $7.9 million.
      Total revenues increased by $17.3 million or 30.0% to $75.8 million for the year ended December 31, 2004 from $58.5 million for the year ended December 31, 2003. This increase in total revenues was primarily due to the growth in the total volume of bonds traded on our platform, which grew 55.0% to $298.1 billion for the year ended December 31, 2004 from $192.3 billion for the comparable period in 2003, offset in part by an increasing portion of our total trading volume generated from European high-grade corporate bonds that carry a lower fee per million, as well as by the introduction of the new U.S. high-grade fee plans in the third quarter of 2003. Total expenses increased by $4.4 million or 8.2% to $58.5 million for the year ended December 31, 2004 from $54.1 million for the comparable period in 2003.
      For the year ended December 31, 2004, our total expenses increased primarily due to increases in employee compensation and benefits, technology and communications, professional and consulting fees, marketing and advertising and general and administrative expense, offset by decreases in depreciation, amortization, warrant-related expense and Moneyline revenue share, in each case compared to the comparable period in 2003.
      During the year ended December 31, 2004, we reduced the valuation allowance relating to our deferred tax assets by $46.1 million, from $64.3 million to $18.1 million. Due to the fact that we had achieved multiple quarters of profitability, it became more likely than not that we would be able to utilize our net operating loss carryforwards. We also determined that it was more likely than not that all of the temporary differences relating to the deductibility of certain expenses for book and tax purposes, including the warrant-related expense, would be utilized prior to expiration. We also recognized $2.1 million in tax credits and an additional tax benefit for operating losses of $1.5 million. Without giving effect to the reduction of the valuation allowance, tax credits and reversal, our net income for the year ended December 31, 2004 would have been $7.9 million.

Revenues
      Our revenues and percentage of revenues for the years ended December 31, 2004 and 2003, and the resulting dollar and percentage change, are as follows:

	Year Ended December 31,

	2004		2003

	$	% of Revenues	$	% of Revenues	$ Change	% Change

	($ in thousands)
Revenues
Commissions
U.S. high-grade	$45,465	60.0%	$40,310	69.0%	$5,155	12.8%
European high-grade	15,142	20.0	7,126	12.2	8,016	112.5
Other	7,565	10.0	5,364	9.1	2,201	41.0

Total commissions	68,172	90.0	52,800	90.3	15,372	29.1
Information and user access fees	2,713	3.6	1,144	2.0	1,569	137.2
License fees	3,143	4.1	4,145	7.1	(1,002)	(24.2)
Interest income	882	1.2	371	0.6	511	137.7
Other	887	1.1	—	0.0	887	—

Total revenues	$75,797	100.0%	$58,460	100%	$17,337	29.7%

      Commissions. Total commissions increased by $15.4 million or 29.1% to $68.2 million for the year ended December 31, 2004 from $52.8 million for the comparable period in 2003. This increase was primarily due to increases in the amount of U.S. high-grade commissions and substantial increases in European high-

grade commissions. U.S. high-grade commissions increased by $5.2 million or 12.8% to $45.5 million for the year ended December 31, 2004 from $40.3 million for the comparable period in 2003. European high-grade commissions increased by $8.0 million or 112.5% to $15.1 million from $7.1 million for the comparable period in 2003. Other commissions increased by $2.2 million or 41.0% to $7.6 million from $5.4 million for the comparable period in 2003. These increases were primarily due to an increase in transaction volume from $192.2 billion for the year ended December 31, 2003 to $298.1 billion for the year ended December 31, 2004 generated by new and existing clients, offset by a 16.7% reduction in the average commission per million from $275 per million for the year ended December 31, 2003 to $229 per million for the year ended December 31, 2004. This decrease in average commission per million was attributable to the full-year effect of our U.S. high-grade fee plans, increasing volumes of transactions with lower fees per million and an increase in the percentage of trades executed on the platform in bonds with shorter maturities, which generally generate lower commissions per million,
      Information and User Access Fees. Information and user access fees increased by $1.6 million or 137.2% to $2.7 million for the year ended December 31, 2004 from $1.1 million for the year ended December 31, 2003. This increase was primarily due to an increase in the number of subscribers to our Corporate BondTicker service.
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

Expenses
      Our expenses and percentage of revenues for the years ended December 31, 2004 and 2003, and the resulting dollar and percentage change, are as follows:

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
      Depreciation and Amortization. Depreciation and amortization expense decreased by $1.2 million or 26.0% to $3.5 million for the year ended December 31, 2004 from $4.7 million for the year ended December 31, 2003. This decrease was primarily due to certain assets coming to the end of their depreciable lives during 2004. For the year ended December 31, 2004, we capitalized $3.6 million of software development costs, of which $3.0 million was placed in production. Depreciation and amortization of the remaining balance of $0.6 million will commence when the software becomes operational. In November 2004, we determined that our trading platform software developed by us with input from Moneyline, a stockholder, would be retired by March 31, 2005. Therefore, we accelerated depreciation of this software. During the fourth quarter of 2004, we recorded additional depreciation in the amount of $0.1 million. An additional $0.2 million was depreciated by March 31, 2005.
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
      General and Administrative. General and administrative expense increased by $0.2 million or 4.6% to $4.3 million for the year ended December 31, 2004 from $4.1 million for the comparable period in 2003. This increase was due to a number of factors, including increase in occupancy expenses, value-added tax “VAT” and franchise tax payments, partially offset by the reversal of $0.2 million in a VAT tax reserve taken in 2003.

Provision for Income Tax
      For the year ended December 31, 2004, we recorded a net income tax benefit of $40.3 million. The benefit consists of a reduction in the valuation allowance relating to our deferred tax asset of $46.1 million, the recognition of $2.1 million in tax credits and an additional tax benefit for operating losses of $1.5 million. This was offset with a charge of $9.4 million, which includes federal, state and local and foreign taxes. We have recorded a valuation allowance of $18.1 million against the gross deferred tax assets of $58.5 million arising from net operating loss carryforwards and temporary differences relating to the deductibility of certain expenses for book and tax purposes. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which the temporary differences become deductible. The valuation allowance was reduced to $18.1 million during the year ended December 31, 2004 based on our reassessment of the factors impacting the valuation allowance previously recorded. Such factors include seven consecutive quarters of profitable operations in the U.S. and six consecutive quarters of profitable operations in the U.K., our expectation of continuing future profitable operations, our anticipation that we would be able to utilize certain net operating loss carryforwards during 2004 and our ability to utilize certain of the net operating loss carryforwards in future periods prior to their expiration. We believed it was likely, but subject to some uncertainty, that approximately 62% of the net operating losses will be utilized prior to their expiration in 2018. These net operating loss carryforwards are limited pursuant to Section 382 due to the acquisition by us of 100% of the outstanding equity of Trading Edge. This estimate assumes that all temporary differences will be utilized during this period, and that a majority of the net operating loss carryforwards subject to Section 382 limitations may expire prior to their utilization. This valuation allowance was deemed appropriate due to available evidence indicating that some of the deferred tax assets might not be realized in future years due to annual utilization restrictions. The net operating losses will be carried forward to future years.
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

      The following table sets forth certain consolidated quarterly income statement data for the eight quarters ended December 31, 2005. In our opinion, this unaudited information has been prepared on a basis consistent with our annual financial statements and includes all adjustments (consisting only of normal recurring adjustments) necessary for a fair statement of the unaudited quarterly data. This information should be read in conjunction with our Consolidated Financial Statements and related Notes included in this annual report on Form 10-K. The results of operations for any quarter are not necessarily indicative of results that we may achieve for any subsequent periods.

	Three Months Ended

	March 31,	June 30,	Sept 30,	Dec 31,	March 31,	June 30,	Sept 30,	Dec 31,
	2004	2004	2004	2004	2005	2005	2005	2005

	(In thousands)
	(Unaudited)
Revenues
Commissions
U.S. high-grade(1)	$11,424	$11,492	$11,108	$11,441	$12,518	$11,562	$10,820	$10,715
European high-grade(2)	4,521	3,622	3,652	3,347	4,401	3,336	3,132	3,209
Other(3)	1,804	1,678	2,073	2,010	1,734	1,828	1,837	1,826

Total commissions	17,749	16,792	16,833	16,798	18,653	16,726	15,789	15,750
Information and user access fees(4)	489	532	731	961	1,035	1,004	1,165	1,231
License fees	582	566	744	1,251	780	491	1,032	685
Interest income(5)	154	116	171	441	600	777	828	955
Other(6)	198	228	239	222	240	284	274	261

Total revenues	19,172	18,234	18,718	19,673	21,308	19,282	19,088	18,882

Expenses
Employee compensation and benefits	8,165	8,445	8,259	8,277	9,244	8,673	9,030	8,498
Depreciation and amortization	746	1,081	644	997	1,008	1,084	1,175	1,339
Technology and communications	1,592	1,547	1,496	1,767	1,842	2,163	2,302	2,137
Professional and consulting fees	946	790	1,041	2,131	1,894	2,735	2,423	2,303
Warrant-related expense	2,524	—	—	—	—	—	—	—
Marketing and advertising	625	518	750	637	693	589	503	796
Moneyline revenue share	464	356	219	201	(50)	—	—	—
General and administrative	1,102	1,239	1,388	534	1,304	1,223	1,914	2,177

Total expenses	16,164	13,976	13,797	14,544	15,935	16,467	17,347	17,250

Income (loss) before taxes	3,008	4,258	4,921	5,129	5,373	2,815	1,741	1,632
Provision (benefit) for income tax(7),(8)	92	(38,794)	(4,163)	2,594	2,316	991	570	(458)

Net income (loss)	$2,916	$43,052	$9,084	$2,535	$3,057	$1,824	$1,171	$2,090

(1)	Of these amounts, $6,506, $6,265, $6,100, $6,442, $7,140, $6,499, $5,434 and $5,440, respectively, were from related parties.

(2)	Of these amounts, $2,611, $1,971, $1,990, $1,778, $2,386, $1,776, $1,424 and $1,461, respectively, were from related parties.

(3)	Of these amounts, $1,434, $1,139, $1,592, $1,479, $1,165, $1,342, $1,249 and $1,271, respectively, were from related parties.

(4)	Of these amounts, $60, $76, $118, $207, $212, $227, $241 and $372, respectively, were from related parties.

(5)	Of these amounts, $90, $31, $41, $218, $201, $170, $167 and $258, respectively, were from related parties.

(6)	Of these amounts, $124, $122, $136, $133, $141, $170, $156 and $140, respectively, were from related parties.

(7)	During the three months ended June 30, 2004, we reduced the valuation allowance relating to our deferred tax asset by $31.0 million, from $60.2 million to $29.2 million. During the three months ended September 30, 2004, we reduced the valuation allowance relating to our deferred tax assets by $11.0 million, from $29.2 million to $18.2 million. Due to the fact that we had achieved multiple quarters of profitability, it became more likely than not that we would be able to utilize our net operating loss carryforwards. We also determined that it was more likely than not that all of the temporary differences relating to the deductibility of certain expenses for book and tax purposes, including the warrant-related expense, would be utilized prior to expiration. During the three months ended December 31, 2004, we further reduced the valuation allowance relating to our deferred tax assets by $0.1 million, from $18.2 million to $18.1 million. We also recognized $1.6 million in tax credits and related items. Without giving effect to the reduction of the valuation allowance, tax credits and reversal, our net income for the three months ended June 30, 2004 would have been $0.5 million and our net income for the three months ended September 30, 2004 would have been $5.7 million.

(8)	During the three months ended December 31, 2005, we reduced the valuation allowance by $2.9 million to $15.2 million based on management’s current assessment of the factors impacting the valuation allowance previously recorded. Such factors include management’s expectation of continuing future profitable operations and judgment concerning future utilization of certain net operating losses that are subject to Section 382 limitations prior to their expiration. We believe it is likely, but subject to some uncertainty, that approximately 69% of the net operating losses will be utilized prior to their expiration in 2018. In addition, we adjusted the income tax rate used for recording the deferred tax assets resulting in a decrease in the deferred tax assets and an increase in tax expense of $1.8 million. Without giving effect to the adjustment to the income tax rate used for recognizing the deferred tax assets and the reduction in the valuation allowance against the deferred tax assets, our net income for the three months ended December 31, 2005 would have been $1.0 million.
      The following tables set forth trading volume and average fee per million traded for the eight quarters ended December 31, 2005.

	Three Months Ended

	March 31,	June 30,	Sept 30,	Dec 31,	March 31,	June 30,	Sept 30,	Dec 31,
	2004	2004	2004	2004	2005	2005	2005	2005

	(In billions, except number of trading days)
Trading Volume:
U.S. high-grade	$45.0	$44.2	$44.9	$49.4	$54.8	$43.8	$35.7	$35.9
European high-grade	23.6	17.6	18.4	16.9	22.9	17.0	16.3	17.3
Other	6.4	7.4	11.4	12.9	11.5	10.5	13.3	12.9

Sub Total	75.0	69.1	74.7	79.2	89.2	71.2	65.3	66.0
Single-Dealer Inquiries	—	—	—	—	—	0.9	3.3	3.3

Total	$75.0	$69.1	$74.7	$79.2	$89.2	$72.1	$68.6	$69.3

Number of U.S. trading days	63	62	63	62	61	64	64	61
Number of U.K. trading days	63	63	62	62	62	63	65	63

	Three Months Ended

	March 31,	June 30,	Sept 30,	Dec 31,	March 31,	June 30,	Sept 30,	Dec 31,
	2004	2004	2004	2004	2005	2005	2005	2005

Average Fee Per Million Traded:
U.S. high-grade	$254	$260	$248	$231	$229	$264	$303	$299
European high-grade	$191	$206	$198	$198	$192	$197	$193	$186
Other	$284	$228	$182	$155	$150	$175	$138	$142
Average Fee Per Million Traded For All Products Excluding Single-Dealer Inquiries	$237	$243	$225	$212	$209	$235	$242	$239
Average Fee Per Million Traded For All Products Including Single-Dealer Inquiries	$237	$243	$225	$212	$209	$232	$230	$227
      For U.S. high-grade corporate bonds, revenues during the last eight quarters ranged from a low of $10.7 million for the three months ended December 31, 2005 to a high of $12.5 million for the three months ended March 31, 2004 and an average of $11.4 million for the four quarters of the year ended December 31, 2005. Our trading volume for U.S. high-grade corporate bonds ranged from a low of $35.7 billion for the three months ended September 30, 2005 to a high of $54.8 billion for the three months ended March 31, 2005. We believe that overall U.S. high-grade corporate bond trading volumes declined between 2004 and 2005. Volume in the $100,000 to $5 million range, a trade size category where NASD TRACE reported the actual volume numbers for both years, fell by 12% between 2004 and 2005. Due primarily to the new transaction fee plan for U.S. high-grade corporate bonds that was introduced during the second quarter of 2005, average U.S. high-grade commissions, excluding single-dealer inquiries, increased from $229 per million traded in the three months ended March 30, 2005 to $299 per million traded in the three months ended December 31, 2005.
      For the European high-grade platform during the last eight quarters, revenues ranged from a low of $3.1 million for the three months ended September 30, 2005 to a high of $4.5 million for the three months ended March 31, 2004 and an average of $3.5 million for the four quarters of the year ended December 31, 2005. Trading volume ranged from a low of $16.3 billion for the three months ended September 30, 2005 to a high of $23.6 billion for the three months ended March 31, 2005 and an average of $18.4 billion for the four quarters of the year ended December 31, 2005. Average European high-grade corporate bond commissions declined from $191 per million traded in the three months ended March 31, 2004 to $186 per million traded for the quarter ended December 31, 2005 because of the product mix on the European high-grade platform, some changes to the fee schedules and the impact of the tiered fee structure.
      For the Other bonds traded on our platform during the last eight quarters, commissions ranged from a low of $1.7 million for the three months ended June 30, 2004 to a high of $2.1 million for the three months ended September 30, 2004 and an average of $1.8 million for the year ended December 31, 2005. Trading volume ranged from a low of $6.4 billion for the three months ended March 31, 2004 to a high of $13.3 billion for the three months ended September 30, 2005, with an average of $12.0 billion for the four quarters of the year ended December 31, 2005. Because of the product mix and changes to the new issue fee plan, average commissions ranged from a high of $284 per million traded for the quarter ended March 31, 2004 to a low $138 per million traded for the three months ended September 30, 2005 and an average of $151 per million traded for the four quarters of the year ended December 31, 2005.
Liquidity and Capital Resources
      Since our inception, we have met our funding requirements through the issuance of our preferred stock, internally generated funds and our initial public offering in November 2004. Cash, cash equivalents, Short-term investments and Securities-available-for-sale totaled $36.2 million at December 31, 2003, $103.4 million at December 31, 2004 and $118.1 million at December 31, 2005. The changes in the balances were the result of capital-raising activities and operating cash flow. As of December 31, 2004, we did not invest in equities or corporate fixed-income securities. In January 2005, we invested the net proceeds of our initial public offering in commercial paper, municipal bonds and short-term corporate bonds. To limit our exposure to foreign currency fluctuations from MarketAxess Europe Limited and MarketAxess Leasing Limited, our U.K. subsidiaries, we use foreign currency forward contracts in which we sell Pounds Sterling and buy U.S. dollars for forward settlement.
      Current assets consists of cash and cash equivalents, short-term investments, securities provided as collateral, accounts receivable and prepaid expenses. These assets represented 86.3% of our total assets at December 31, 2003, 70.4% at December 31, 2004 and 73.3% at December 31, 2005. In addition, our current ratio, which is computed by dividing current assets by current liabilities, was 2.8 at December 31, 2002, 2.8 at December 31, 2003, 6.1 at December 31, 2004 and 7.2 at December 31, 2005. Current liabilities were comprised of accrued employee compensation, deferred license revenue, accounts payable and accrued expenses.
      We have no long-term or short-term debt and do not maintain bank lines of credit. Our contingent liabilities and commitments consist of our non-cancelable leases for office space and our foreign exchange forward contracts. As of December 31, 2005, the minimum rentals under our leases, net of sublease income, were as follows:

Year Ended December 31,	Minimum Rentals

2006	$2.2 million
2007	2.2 million
2008	2.2 million
2009	2.2 million
2010	1.2 million
Thereafter through 2015	4.0 million

Total	$14.0 million
      A standby letter of credit is used as security for a long-term office space lease and is collateralized by U.S. Treasury securities with a fair value of $3.3 million as of December 31, 2005. U.S. Treasury securities are replaced as they mature to continually collateralize the letter of credit.
      Our cash flows were as follows for the periods presented below:

	Year Ended December 31,

	2005	2004	2003

	(In thousands)
Net cash provided by operating activities	$16,814	$20,733	$17,022
Net cash (used in) provided by investing activities	(58,940)	2,520	(8,619)
Net cash provided by financing activities	2,709	54,169	80
Effect of exchange rate differences	(46)	(361)	(108)

Net (decrease) increase for the year	$(39,463)	$77,061	$8,375

Operating Activities
      Commissions, information and access fees, and general operating expenses are the key factors that influence our cash flow. At December 31, 2005, we had Cash and cash equivalents of $58.2 million, a decrease of $39.5 million compared to $97.7 million at December 31, 2004. In 2004, Cash and cash equivalents increased $77.1 million to $97.7 million from $20.6 million at December 31, 2003. As of December 31, 2005, Cash and cash equivalents represented 30.6% of our total assets compared to 55.3% and 36.0% at December 31, 2004 and 2003, respectively. The decrease in Cash and cash equivalents in 2005 was due primarily to investments in Securities-available-for-sale. The increase in 2004 was primarily from the net proceeds of our initial public offering. The increase in 2003 was due primarily to net cash provided by operations.
      Past trends of cash flows are not necessarily indicative of future cash flow levels. A decrease in cash flows may have a material adverse effect on our liquidity, business and financial condition.
      Net cash provided by operating activities was $16.9 million, $20.7 million and $17.0 million for the years ended December 31, 2005, 2004 and 2003, respectively.
      Cash provided by operating activities of $16.9 million for the year ended December 31, 2005 consisted of net income of $8.1 million, adjusted for non-cash charges, primarily consisting of charges of $4.6 million for depreciation and amortization, $1.9 million for charges related to the issuance of stock options and restricted stock to employees, directors and non-employees and a $3.0 million recognition of deferred taxes. These non-cash charges were offset by an increase in cash used for working capital of $1.7 million.
      Cash provided by operating activities of $20.7 million for the year ended December 31, 2004 consisted of net income of $57.6 million, adjusted for non-cash charges, primarily consisting of $40.4 million recognition of deferred taxes, charges of $3.5 million for depreciation and amortization and $2.5 million for warrant-related expense. These non-cash charges were offset by an increase in cash used for working capital of $2.8 million.
      Cash used in operating activities of $17.0 million for the year ended December 31, 2003 consisted of net income of $4.2 million, adjusted for non-cash charges, primarily consisting of charges of $4.7 million for depreciation and amortization and $5.4 million for warrant-related expense. These non-cash charges were offset by an increase in cash used for working capital of $2.6 million.

Investing Activities
      Net cash used in investing activities was $59.0 million and $8.6 million for the years ended December 31, 2005 and 2003, respectively. For the year ended December 31, 2004, net cash provided by investing activities was $2.5 million.
      Cash used in investing activities of $59.0 million for the year ended December 31, 2005 consisted of net purchases of Securities-available-for-sale of $60.0 million, purchases of furniture, equipment and leasehold improvements of $1.4 million and capitalization of software development costs of $3.4 million, offset by maturity of short-term investments of $5.8 million.
      Cash provided by investing activities of $2.5 million for the year ended December 31, 2004 consisted of net maturities of short-term investments of $9.8 million, which was offset by purchases of furniture, equipment and leasehold improvements of $3.4 million and capitalization of software development costs of $3.6 million, and maturities of securities provided as collateral of $0.3 million.
      Cash used in investing activities of $8.6 million for the year ended December 31, 2003 consisted of net purchases of short-term investments of $4.0 million, securities provided as collateral of $0.1 million, purchases of furniture, equipment and leasehold improvements of $1.4 million and capitalization of software development costs of $3.3 million.

Financing Activities
      Net cash provided by financing activities was $2.7 million, $54.2 million and $0.1 million for the years ended December 31, 2005, 2004 and 2003, respectively. Financing activities in 2005 and 2003 were primarily the result of stock option exercises. Financing activities in 2004 primarily consisted of proceeds from our initial public offering completed in November 2004.

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
      We believe that our current resources are adequate to meet our liquidity needs and capital expenditure requirements for at least the next 12 months. However, our future liquidity and capital requirements will depend on a number of factors, including expenses associated with product development and expansion and new business opportunities that are intended to further diversify our revenue stream. We may also acquire or invest in technologies, business ventures or products that are complementary to our business. In the event we require any additional financing, it will take the form of equity or debt financing. Any additional equity offerings may result in dilution to our stockholders. Any debt financings may involve restrictive covenants with respect to dividends, issuances of additional capital and other financial and operational matters related to our business.
      We have two major operating subsidiaries, MarketAxess Corporation and MarketAxess Europe Limited. MarketAxess Corporation is a registered broker-dealer in the U.S. and MarketAxess Europe Limited is a registered alternative trading system in the U.K. As such, they are subject to minimum regulatory capital requirements imposed by their respective market regulators that are intended to ensure general financial soundness and liquidity based on certain minimum capital requirements. The U.S. and the U.K. regulations prohibit a registrant from repaying borrowings from its parent or affiliates, paying cash dividends, making loans to its parent or affiliates or otherwise entering into transactions that result in a significant reduction in its regulatory net capital position without prior notification to or approval from its principal regulator. The capital structures of our subsidiaries are designed to provide each with capital and liquidity consistent with its business and regulatory requirements. As of December 31, 2005, MarketAxess Corporation had net capital of $14.8 million, which was $13.7 million in excess of its required minimum net capital of $1.0 million. MarketAxess Europe Limited had financial resources, as defined by the FSA, of $10.9 million, which was $7.5 million in excess of its required financial resources of $3.4 million.
      The Company’s U.S. subsidiary, MarketAxess Corporation, maintains a securities clearing agreement with a clearing broker that commenced in December 2004. The securities clearing agreement contains a termination fee. If MarketAxess Corporation terminates the securities clearing agreement, it is obligated to pay $10,000. Under the securities clearing agreement, MarketAxess Corporation maintains a collateral deposit with the clearing broker in the form of cash or U.S. government securities. As of December 31, 2005 and 2004, MarketAxess Corporation had $0.5 million and $0.307 million, respectively, of securities and cash on deposit with the clearing broker included in securities and cash provided as collateral.
      In the ordinary course of business, we enter into contracts that contain a variety of representations, warranties and general indemnifications. Our maximum exposure from any claims under these arrangements is unknown, as this would involve claims that have not yet occurred. However, based on past experience, we expect the risk of loss to be remote.
      As of December 31, 2004, the Company has provided a funding guarantee to its U.K. Subsidiaries in the normal course of business to enable them to meet obligations to individual creditors through March 31, 2005 to the extent these subsidiaries cannot meet such obligations themselves. As the maximum obligation under this arrangement is unknown, and as the U.K. Subsidiaries are consolidated into the Company, no separate accrual for such guarantee has been made. As of December 31, 2005, no funding guarantee to the U.K. Subsidiaries was necessary due to their profitability.

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

Contractual Obligations and Commitments
      The following table summarizes our contractual arrangements as of December 31, 2005.

	Payments due by Period

		Less than			More than
	Total	1 Year	1-3 Years	3-5 Years	5 Years

	(In thousands)
Operating leases	$13,896	$2,204	$4,308	$3,369	$4,015
Foreign currency forward contracts	13,538	13,538	—	—	—

	$27,434	$15,742	$4,308	$3,369	$4,015

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk
      Market risk is the risk of the loss resulting from adverse changes in market rates and prices, such as interest rates and foreign currency exchange rates.

Interest Rate Risk
      Interest rate risk represents our exposure to interest rate changes with respect to the money market instruments, U.S. Treasury obligations and short-term fixed-income securities in which we invest. As of December 31, 2005, we invested in corporate fixed-income securities of $60 million. We do not maintain an inventory of bonds that are traded on our platform, nor do we act as principal to the bond transactions completed on our platform.

Derivative Risk
      Our limited derivative risk stems from our activities in the foreign currency forward contract market. We use this market to mitigate our U.S. dollar versus Pound Sterling exposure that arises from the activities of our U.K. Subsidiaries. As of December 31, 2005, the notional value of our foreign currency forward contracts was $13.6 million, with an unrealized gain, net of taxes, of $0.1 million. We do not speculate in any derivative instruments.

Item 8.	Financial Statements and Supplementary Data
MARKETAXESS HOLDINGS INC.
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Management’s Report on Internal Control Over Financial Reporting	75
Audited Consolidated Financial Statements
Report of Independent Registered Public Accounting Firm	76
Consolidated Statements of Financial Condition — As of December 31, 2005 and 2004	78
Consolidated Statements of Operations — For the years ended December 31, 2005, 2004 and 2003	79
Consolidated Statements of Changes in Stockholders’ Equity and Accumulated Other Comprehensive (Loss) — For the years ended December 31, 2005, 2004 and 2003	80
Consolidated Statements of Cash Flows — For the years ended December 31, 2005, 2004 and 2003	81
Notes to Consolidated Financial Statements — As of December 31, 2005 and 2004 and for the years ended December 31, 2005, 2004 and 2003	82
      The unaudited supplementary data regarding quarterly results of operations are incorporated by reference to the information set forth in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in the section captioned “Quarterly Results of Operations.”

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
      Management of MarketAxess Holdings Inc. is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f)under the Securities Exchange Act of 1934. The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The Company’s internal control over financial reporting includes those policies and procedures that:

(i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;

(ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

(iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.
      Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
      Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission Internal Control — Integrated Framework.
      Based on our assessment and those criteria, management determined that the Company maintained effective internal control over financial reporting as of December 31, 2005.
      Our management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2005 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of
MarketAxess Holdings Inc.:
      We have completed an integrated audit of MarketAxess Holding Inc.’s 2005 consolidated financial statements and of its internal control over financial reporting as of December 31, 2005 and audits of its 2004 and 2003 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements
      In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of MarketAxess Holdings Inc. and its subsidiaries at December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

Internal control over financial reporting
      Also, in our opinion, management’s assessment, included in Management’s Report on Internal Control Over Financial Reporting appearing on page 75, that the Company maintained effective internal control over financial reporting as of December 31, 2005 based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control — Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.
      A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
      Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP
New York, New York
March 13, 2006

MARKETAXESS HOLDINGS INC.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	As of December 31,

	2005	2004

	(In thousands, except
	share and per share
	amounts)
ASSETS
Cash and cash equivalents	$58,189	$97,652
Short-term investments, at market value	—	5,797
Securities and cash provided as collateral	3,799	3,799
Securities-available-for-sale	59,956	—
Accounts receivable, including receivables from related parties of $6,751 and $7,225, respectively, net of allowance of $438 and $270 as of December 31, 2005 and 2004	14,796	14,375
Furniture, equipment and leasehold improvements, net of accumulated depreciation and amortization	4,643	5,079
Software development costs, net of amortization	6,199	5,587
Prepaid expenses	2,871	2,801
Deferred tax assets, net	39,804	40,351
Other assets	205	205

Total assets	$190,462	$175,646

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Accrued employee compensation	$11,848	$11,803
Deferred license revenue	926	2,804
Accounts payable, accrued expenses, and other liabilities, including payables to a related party of $88 and $530 as of December 31, 2005 and 2004, respectively	6,824	5,821

Total liabilities	19,598	20,428

Commitments and Contingencies (Note 10)
Stockholders’ equity
Preferred stock, $0.001 par value, 5,000,000 shares authorized in 2005 and 2004, 0 outstanding in 2005 and 2004	—	—
Common stock voting, $0.003 par value, 110,000,000 shares authorized in 2005 and 2004, 25,305,951 shares issued and outstanding in 2005 and 22,846,579 shares issued and outstanding in 2004	76	69
Common stock non voting, $0.003 par value, 10,000,000 authorized in 2005 and in 2004, 4,401,330 issued and outstanding in 2005 and in 2004	13	13
Warrants, 3,674,400 authorized and outstanding in 2005 and 5,007,969 authorized and outstanding in 2004	17,693	24,047
Additional paid-in capital	249,122	233,110
Unearned compensation	(2,021)	—
Receivable for common stock subscribed	(1,042)	(1,042)
Accumulated deficit	(92,495)	(100,637)
Accumulated other comprehensive (loss)	(482)	(342)

Total stockholders’ equity	170,864	155,218

Total liabilities and stockholders’ equity	$190,462	$175,646

The accompanying notes are an integral part of these consolidated financial statements.

MARKETAXESS HOLDINGS INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,

	2005	2004	2003

	(In thousands, except share and per share
	amounts)
Revenues
Commissions
U.S. high-grade, including $24,513, $25,313 and $24,188 from related parties for the years ended December 31, 2005, 2004 and 2003, respectively	$45,615	$45,465	$40,310
European high-grade, including $7,047, $8,350 and $4,406 from related parties for the years ended December 31, 2005, 2004 and 2003, respectively	14,078	15,142	7,126
Other, including $5,027, $5,644 and $4,429 from related parties for the years ended December 31, 2005, 2004 and 2003, respectively	7,225	7,565	5,364

Total commissions	66,918	68,172	52,800
Information and user access fees, including $1,052, $461 and $203 from related parties for the years ended December 31, 2005, 2004 and 2003, respectively	4,435	2,713	1,144
License fees	2,988	3,143	4,145
Interest income, including $796, $380 and $65 from related parties for the years ended December 31, 2005, 2004 and 2003, respectively	3,160	882	371
Other, including $607, $515 and $0 from related parties for the years ended December 31, 2005, 2004 and 2003, respectively	1,059	887	—

Total revenues	78,560	75,797	58,460

Expenses
Employee compensation and benefits	35,445	33,146	26,860
Depreciation and amortization	4,606	3,468	4,688
Technology and communications	8,444	6,402	4,755
Professional and consulting fees, including $0, $0 and $378 to related parties for the years ended December 31, 2005, 2004 and 2003, respectively	9,355	4,908	4,180
Warrant-related expense	—	2,524	5,400
Marketing and advertising	2,581	2,530	2,292
Moneyline revenue share to related party	(50)	1,240	1,806
General and administrative, including $59, $25 and $12 to related parties for the years ended December 31, 2005, 2004 and 2003, respectively	6,618	4,263	4,077

Total expenses	66,999	58,481	54,058

Income before income taxes	11,561	17,316	4,402
Provision (benefit) for income taxes	3,419	(40,271)	190

Net income	$8,142	$57,587	$4,212

Net income (loss) per common share
Basic	$0.29	$6.76	$(2.20)
Diluted	$0.23	$1.88	$(2.20)
Weighted average shares used to compute net income per common share
Basic	28,156,505	7,097,682	3,288,464
Diluted	35,512,346	30,638,644	3,288,464
The accompanying notes are an integral part of these consolidated financial statements.

MARKETAXESS HOLDINGS INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’
EQUITY AND ACCUMULATED OTHER COMPREHENSIVE (LOSS)

			Total
	Redeemable		Redeemable			Common				Receivable		Accumulated
	Convertible	Accrued Dividends	Convertible	Convertible	Common	Stock		Additional		for Common		Other	Total
	Preferred	on Redeemable	Preferred	Preferred	Stock	Non		Paid-In	Unearned	Stock	Accumulated	Comprehensive	Stockholders’
	Stock	Convertible Stock	Stock	Stock	Voting	Voting	Warrants	Capital	Compensation	Subscribed	Deficit	(Loss)	Equity

	(In thousands)
Balance at December 31, 2002	$124,874	$23,335	$148,209	$2	$8	$—	$16,123	$6,161	$(74)	$(1,042)	$(141,342)	$127	$(120,037)
Issuance of common stock voting	—	—	—	—	—	—	—	80	—	—	—	—	80
Redemption of employee stock	—	—	—	—	—	—	—	—	—	—	—	—	—
Accrued dividends on redeemable convertible preferred stock	—	11,455	11,455	—	—	—	—	—	—	—	(11,455)	—	(11,455)
Additional paid-in capital, warrants	—	—	—	—	—	—	5,400	—	—	—	—	—	5,400
Additional paid-in capital, stock options	—	—	—	—	—	—	—	1,543	—	—	—	—	1,543
Issuance of stock options to directors	—	—	—	—	—	—	—	35	—	—	—	—	35
Earned compensation	—	—	—	—	—	—	—	—	61	—	—	—	61
Other comprehensive loss	—	—	—	—	—	—	—	—	—	—	—	(108)	(108)
Net income	—	—	—	—	—	—	—	—	—	—	4,212	—	4,212

Balance at December 31, 2003	124,874	34,790	159,664	2	8	—	21,523	7,819	(13)	(1,042)	(148,585)	19	(120,269)
Issuance of common stock voting	—	—	—	—	—	—	—	230	—	—	—	—	230
Accrued dividends on redeemable convertible preferred stock	—	9,639	9,639	—	—	—	—	—	—	—	(9,639)	—	(9,639)
Additional paid-in capital, warrants	—	—	—	—	—	—	2,524	—	—	—	—	—	2,524
Additional paid-in capital, options	—	—	—	—	—	—	—	293	—	—	—	—	293
Additional paid-in capital, stock options	—	—	—	—	—	—	—	1,580	—	—	—	—	1,580
Additional paid-in capital, options to non-employees	—	—	—	—	—	—	—	17	—	—	—	—	17
Earned Compensation	—	—	—	—	—	—	—	—	13	—	—	—	13
Other comprehensive loss	—	—	—	—	—	—	—	—	—	—	—	(361)	(361)
Conversion of redeemable convertible preferred stock	(124,874)	(44,429)	(169,303)	(2)	43	13	—	169,249	—	—	—	—	169,303
Issuance of common stock in initial public offering, net of underwriting discounts	—	—	—	—	18	—	—	58,805	—	—	—	—	58,823
Direct costs of initial public offering	—	—	—	—	—	—	—	(4,883)	—	—	—	—	(4,883)
Net income	—	—	—	—	—	—	—	—	—	—	57,587	—	57,587

Balance at December 31, 2004	—	—	—	—	69	13	24,047	233,110	—	(1,042)	(100,637)	(342)	155,218
Issuance of Common Stock Voting	—	—	—	—	3	—	—	7,768	(2,634)	—	—	—	5,137
Additional paid in capital, stock options	—	—	—	—	—	—	—	1,446	—	—	—	—	1,446
Additional paid in capital options to non-employees	—	—	—	—	—	—	—	185	—	—	—	—	185
Additional Paid in Capital Common Stock Issued to Directors	—	—	—	—	—	—	—	263	—	—	—	—	263
Earned compensation	—	—	—	—	—	—	—	—	613	—	—	—	613
Other comprehensive loss	—	—	—	—	—	—	—	—	—	—	—	(140)	(140)
Exercise of Warrants	—	—	—	—	4	—	(6,354)	6,350	—	—	—	—	—
Net Income	—	—	—	—	—	—	—	—	—	—	8,142	—	8,142

Balance at December 31, 2005	$—	$—	$—	$—	$76	$13	$17,693	$249,122	$(2,021)	$(1,042)	$(92,495)	$(482)	$170,864

The accompanying notes are an integral part of these consolidated financial statements.

MARKETAXESS HOLDINGS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,

	2005	2004	2003

	(In thousands)
Cash flows from operating activities
Net income	$8,142	$57,587	$4,212
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	4,606	3,468	4,688
Warrant-related expense	—	2,524	5,400
Amortization of earned compensation	613	13	61
Deferred tax asset on employee disqualifying dispositions of incentive and non qualifying stock options	2,429	—	—
Issuance of stock options to directors and non-employees	185	17	35
Issuance of common stock to directors	263
Compensation expense related to stock option issuance	1,446	1,873	1,543
Deferred tax assets	547	(40,351)	—
Provision for bad debts	366	270	—
Changes in operating assets and liabilities:
(Increase) in accounts receivable, including a decrease of $474 and an increase of $3,940, and $3,069 from related parties for the years ended December 31, 2005, 2004 and 2003, respectively	(786)	(5,582)	(5,973)
Decrease (increase) in prepaid expenses	(70)	(1,880)	534
Decrease in other assets	—	156	—
Increase in accrued employee compensation	45	2,457	3,204
(Decrease) increase in deferred license revenue	(1,878)	(867)	3,566
Increase (decrease) in accounts payable, accrued expenses and other liabilities, including a decrease of $442 and an increase of $34 and $123 to related parties for the years ended December 31, 2005, 2004 and 2003, respectively	1,000	1,048	(248)

Net cash provided by operating activities	16,908	20,733	17,022

Cash flows from investing activities
Purchase of short-term investments	—	(55,593)	(45,170)
Maturity of short-term investments	5,797	65,387	41,168
Securities and cash provided as collateral	—	(292)	104
Securities available-for-sale
Proceeds from sales	57,274	—	—
Purchases	(117,324)	—	—
Securities held-to-maturity
Proceeds from maturities	35,320	—	—
Purchases	(35,320)	—	—
Purchase of furniture, equipment and leasehold improvements, net of write-offs	(1,386)	(3,394)	(1,391)
Capitalization of software development costs	(3,395)	(3,588)	(3,330)

Net cash (used in) provided by investing activities	(59,034)	2,520	(8,619)

Cash flows from financing activities
Proceeds from the issuance of common stock	2,709	230	80
Proceeds from initial public offering, net of underwriting discounts	—	58,822	—
Direct costs of initial public offering	—	(4,883)	—

Net cash provided by financing activities	2,709	54,169	80

Effect of exchange rate differences	(46)	(361)	(108)

Cash and cash equivalents
Net (decrease) increase for the year	(39,463)	77,061	8,375
Beginning of year	97,652	20,591	12,216

End of year	$58,189	$97,652	$20,591

Supplemental cash flow information:
Cash paid during the year for:
Income taxes	$215	$267	$1
Non-cash activity:
Accrued and undeclared dividends on redeemable convertible preferred stock	$—	$9,639	$11,455
Warrant-related expense	—	2,524	5,400
Stock Option Issuance to Directors	—	14	35
Non-cash exercise of warrants and issuance of common stock	6,354	—	—
Issuance of common stock to employees	2,634	—	1,543
Deferred tax asset related to unrealized losses on Securities available-for-sale and foreign exchange	151	—	—
The accompanying notes are an integral part of these consolidated financial statements.

MARKETAXESS HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)

1.	Organization and Principal Business Activity
      MarketAxess Holdings Inc. (the “Company”) was incorporated in the State of Delaware on April 11, 2000. Through its subsidiaries, the Company operates an electronic, multi-dealer to client platform primarily for the trading of U.S. and European high-grade corporate bonds and sovereign and corporate bonds issued by entities domiciled in an emerging markets country. The Company facilitates transactions between its broker-dealer and institutional investor clients. The Company’s broker-dealer clients are: ABN Amro, Banc of America Securities, Barclays, Bear Stearns, BNP Paribas, Citigroup, Credit Suisse, Deutsche Bank, Dresdner Bank AG, DZ Bank AG, First Tennessee National, Goldman Sachs, HSBC, ING Financial Markets, JPMorgan, Jeffries & Company, Lehman Brothers, Merrill Lynch, Morgan Stanley, The Royal Bank of Canada, The Royal Bank of Scotland, Santander Investment Securities, Société Générale, UBS and Wachovia.
      The Company’s stockholder broker-dealer clients as of December 31, 2005 include ABN Amro, Banc of America Securities, Bear Stearns, BNP Paribas, Credit Suisse, Deutsche Bank, JPMorgan, Lehman Brothers and UBS. All of these broker-dealer clients constitute related parties of the Company (together, the “Stockholder Broker-Dealer Clients”). In addition, Moneyline Telerate (“Moneyline”) provided certain software development services to the Company and had a revenue-sharing agreement with the Company, and is also considered a related party. See Note 8, “Related Parties.”
      The Company’s U.S. subsidiary, MarketAxess Corporation, is a registered broker-dealer with the U.S. Securities and Exchange Commission (“SEC”) and is a member of the National Association of Securities Dealers, Inc. (“NASD”). The Company also has three international subsidiaries: MarketAxess Europe Limited (“MarketAxess Europe”), which is registered as an Alternative Trading System dealer with the Financial Services Authority (“FSA”) in the United Kingdom (“U.K.”), MarketAxess Leasing Limited (collectively with MarketAxess Europe, the “U.K. Subsidiaries”) and MarketAxess Canada Limited.
      MarketAxess Canada Limited has not been funded. It has applied for registration under the Securities Act of Ontario and is in the process of seeking approval for membership with the Investment Dealers Association of Canada.
      On November 4, 2004, the Company completed the initial public offering of its common stock. Specifically, 5,750,000 shares of common stock, including an aggregate of 750,000 shares of common stock covered by an over-allotment option granted by the Company to the underwriters, were sold at a price to the public of $11.00 per share. The aggregate proceeds to the Company from the offering were approximately $63,250, before deducting approximately $4,428 in underwriting discounts and commissions and an estimated $4,883 in other expenses incurred in connection with the offering.
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
      Assets and liabilities denominated in foreign currencies are translated using exchange rates at the end of the year; revenues and expenses are translated at average monthly rates. Gains and losses on foreign currency translation are included as a cumulative translation adjustment to Accumulated other comprehensive (loss) in

MARKETAXESS HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands, except share and per share amounts)
the Consolidated Statements of Changes in Stockholders’ Equity and Accumulated Other Comprehensive (Loss).

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

Securities Available-for-Sale and Held-to-Maturity
      The Company has classified certain of its marketable securities as Available-for-sale securities. Unrealized marketable securities gains and losses are reflected as a net amount under the caption of Accumulated other comprehensive (loss) on the Consolidated Statement of Financial Condition. Realized gains and losses are recorded within the Consolidated Statements of Operations under the caption Other income or expense. For the purpose of computing realized gains and losses, cost is determined on a specific identification basis.
      The Company has classified certain of its marketable securities as Held-to-maturity, as the Company has the intent and ability to hold these securities to maturity. The securities are carried at amortized cost using the specific identification method. Interest income is recorded using an effective interest rate, with the associated premium or discount amortized to interest income. At December 31, 2005, the Company had no Securities-held-to-maturity.
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

Warrants and Options
      A warrant program was put in place in April 2000, pursuant to which the Company issued a warrant to six of its broker-dealer clients at the time they made an equity investment in the Company. The final share allocation under the warrant program occurred on March 1, 2004. The Company also had a Broker-Dealer Stock Option program during 2001 and 2002. The Company accounted for the warrant and option programs in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation.” Expense was recognized on the measurement date based on the market value of the warrant or option. Market value was determined using the Black-Scholes option-pricing model.

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
      Starting in the Company’s first annual reporting period after June 15, 2005, the effective date of this statement, the Company will adopt SFAS No. 123(R), “Share-Based Payment” (“SFAS No. 123(R)”), which requires previously granted but unvested awards to be recorded as an expense on a prorated basis over the remaining vesting period.

MARKETAXESS HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands, except share and per share amounts)
      Had compensation expense for employee stock-based awards been determined based on the fair value at grant date consistent with SFAS No. 123(R), the Company’s Net income (loss) for the year would have been increased or decreased to the pro forma amounts indicated below:

	Year Ended December 31,

	2005	2004	2003

Net income
As reported	$8,142	$57,587	$4,212
Compensation expense	1,366	1,965	1,646

Pro forma	$6,776	$55,622	$2,566

Basic net income (loss) per common share	$0.29	$6.76	$(2.20)
Diluted net income (loss) per common share	$0.23	$1.88	$(2.20)
Basic net income (loss) per common share — pro forma	$0.24	$6.48	$(2.70)
Diluted net income (loss) per common share — pro forma	$0.19	$1.82	$(2.70)
      Basic and diluted earnings per share (“EPS”) in 2003 includes the effect of dividends accrued on our redeemable convertible preferred stock. In 2003, securities that could potentially dilute basic EPS in the future were not included in the computation of diluted EPS, because to do so would have been anti-dilutive. See Note 12, “Earnings Per Share”.

Revenue Recognition
      The majority of the Company’s revenues are derived from commissions for trades executed on the electronic trading platform that are billed to its broker-dealer clients on a monthly basis. The Company also derives revenues from information and user access fees, license fees, interest and other income.
      Commissions are generally calculated as a percentage of the notional dollar volume of bonds traded on the electronic trading platform and vary based on the type and maturity of the bond traded. Under the transaction fee plans, bonds that are more actively traded or that have shorter maturities are generally charged lower commissions, while bonds that are less actively traded or that have longer maturities generally command higher commissions. Commissions are recorded on a trade date basis.
      The Company’s standard fee schedule for U.S. high-grade corporate bonds was revised in August 2003 to provide lower average transaction commissions for dealers who transacted higher U.S. high-grade volumes through the platform, while at the same time providing an element of fixed commissions over the two-year term of the plans. One of the revised plans that was suited for the Company’s most active broker-dealer clients included a fee cap that limited the potential growth in U.S. high-grade revenue. The fee caps were set to take effect at volume levels significantly above those being transacted at the time the revised transaction fee plans were introduced. Most broker-dealer clients entered into fee arrangements with respect to the trading of U.S. high-grade corporate bonds that included both a fixed component and a variable component. These agreements had been scheduled to expire during the third quarter of 2005.
      On June 1, 2005, the Company introduced a new fee plan primarily for secondary market transactions in U.S. high-grade corporate bonds executed on its electronic trading platform. As of December 31, 2005, 17 of the Company’s U.S. high-grade broker-dealer clients have signed new two-year agreements that supersede the fee arrangements that were entered into with many of its broker-dealer clients during the third quarter of 2003. The new plan incorporates higher fixed monthly fees and lower variable fees for broker-dealer clients than the previous U.S. high-grade corporate transaction fee plans described above, and incorporates volume incentives to broker-dealer clients that are designed to increase the volume of transactions effected on the Company’s

MARKETAXESS HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands, except share and per share amounts)
platform. Under the new fee plan, the Company electronically adds the variable fee to the spread quoted by the broker-dealer client but does not charge for inquiries that an institutional investor client sends to a single broker-dealer client. The variable fees are dependent on the size of the trade as well as the yield and maturity of the bond traded. The combination of higher fixed and lower variable fees in the new plan results in higher revenue to the Company at lower volume levels but will limit revenue growth in the future for U.S. high-grade corporate bond trading as volume levels increase.
      On the Company’s European electronic trading platform, each product traded carries a broker-dealer transaction fee based on a fee schedule tied to the type and the maturity of the bond traded. This fee schedule applies a tiered fee structure, which reduces the fees per trade upon the attainment of certain specified amounts of monthly commissions generated by a particular broker-dealer and does not carry a fixed monthly fee or fee cap.
      A standard fee structure is in effect for transactions in sovereign and corporate bonds issued in emerging markets traded on the Company’s electronic trading platform. Broker-dealer clients pay a commission for transactions in sovereign and corporate bonds issued in emerging markets based on the type and the amount of the security traded. Commissions for transactions in more active sectors of the emerging markets are generally lower.
      Broker-dealer clients pay a commission for new issue transactions that is based on the allocation amount and a percentage of the new issue selling costs paid by the issuer to the Company’s broker-dealer client. The commission is generally lower on larger allocation amounts. There are monthly fee caps on the level of commission paid by broker-dealer clients.
      Broker-dealer clients pay a commission for transactions in agency, crossover and high-yield bonds that is calculated based on a standard schedule that applies to all broker-dealer clients. The fee generally varies depending on the size of the transaction and the issue traded.
      Commissions for credit default swap index transactions that are charged to both broker-dealer and institutional investor clients are calculated as a percentage of the notional value of transactions. Broker-dealer clients are able to select between standard fee schedules that contain monthly minimum commissions and, in some cases, monthly fee caps. Institutional investor client transaction charges are paid to and collected by MarketAxess from broker-dealer clients.
      The Company charges certain of its institutional investor clients an information services fee and a monthly user access fee for the use of its electronic trading platform quarterly in arrears. These fees charged to institutional investor clients are reduced or eliminated if institutional investor clients meet certain minimum quarterly trading volumes.
      Revenues associated with the Company’s commission and fee arrangements are recorded in Accounts receivable, net, in the Consolidated Statements of Financial Condition to the extent they have been or will be invoiced, and have not been collected at December 31, 2005.
      The Company enters into agreements with its broker-dealer clients pursuant to which the Company provides access to its electronic trading platform through a non-exclusive and non-transferable license. Broker-dealer clients, other than those that previously made equity investments in the Company, pay an initial license fee, which is typically due and payable upon execution of the broker-dealer agreement. The initial license fee varies by agreement and at a minimum is intended to cover the initial set-up costs incurred to enable a broker-dealer to begin using the Company’s electronic trading platform. Revenue is recognized in the first three months of the agreement in the estimated amount of the set-up costs incurred (50% in the first month, 40% in the second month and 10% in the third month), and the remaining amount is deferred and recognized ratably over the initial term of the agreement, which is generally three years.

MARKETAXESS HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands, except share and per share amounts)
      In 2004, the Company entered into agreements with two broker-dealer clients that included upfront fees, of which up to $200 for each broker-dealer client could be offset against commissions payable to the Company by the broker-dealer clients during an agreed-upon time period. During the defined period, both broker-dealer clients generated commission revenue that was less than $200, and, accordingly, the Company recorded $289 as additional license fee revenue in 2005.

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

Earnings Per Share
      Basic earnings per share is calculated by dividing the net income (loss) available to common stockholders, which includes the effect of dividends accrued on the redeemable convertible preferred stock, by the weighted average number of common shares outstanding. Common shares outstanding includes common stock and restricted stock units for which no future service is required as a condition to the delivery of the underlying common stock. Diluted EPS includes the determinants of basic EPS and, in addition, reflects the dilutive effect of the redeemable convertible preferred shares and the common stock deliverable pursuant to in-the-money stock options and warrants outstanding.

Recent Accounting Pronouncements
      In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections” (“SFAS No. 154”), which supersedes APB Opinion No. 20, “Accounting Changes,” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements.” SFAS No. 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes retrospective application, or the latest practicable date, as the required method for reporting a change in accounting principle and the reporting of a correction of an error. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company will apply SFAS No. 154 in future periods if it becomes applicable.

MARKETAXESS HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands, except share and per share amounts)
      In December 2004, the FASB issued SFAS No. 123(R), “Share-Based Payment” (“SFAS No. 123(R)”), which is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation,” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and requires that the cost resulting from all share-based payment transactions be recognized in the financial statements. This statement establishes fair value as the measurement objective in accounting for share-based payment arrangements and requires all entities to apply a fair-value based measurement method in accounting for share-based payment transactions with employees, with limited exceptions. SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options and restricted stock, to be recognized in the income statement based on their fair values and previously granted but unvested awards to be recorded as an expense on a prorated basis over the remaining vesting period. Pro forma disclosure is no longer an alternative. The new standard is effective for public entities in the first annual period beginning after June 15, 2005. The Company will apply the modified prospective application, without restatement, commencing January 1, 2006. The Company expects the adoption of SFAS No. 123(R) will have a material impact on the Company’s Consolidated Statements of Operations. See Note 2, “Significant Accounting Policies.”
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
      In November 2002, the FASB issued FASB Interpretation (“FIN”) No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees, of Indebtedness of Others.” (“FIN No. 45”) specifies the disclosures to be made about obligations under certain issued guarantees and requires a liability to be recognized for the fair value of a guarantee obligation. The recognition and measurement provisions of the interpretation apply prospectively to guarantees issued after December 31, 2002. Adoption of the recognition and measurement provisions did not have a material effect on the Company’s Consolidated Financial Statements. See Note 10, “Commitments and Contingencies.”

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

MARKETAXESS HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands, except share and per share amounts)

3.	Net Capital Requirements and Customer Protection Requirements
      The Company’s U.S. subsidiary, MarketAxess Corporation (known prior to February 2002 as Trading Edge, Inc. (“Trading Edge”), maintains a registration as a U.S. securities broker-dealer. Pursuant to the Uniform Net Capital Rule under the Securities Exchange Act of 1934, MarketAxess Corporation is required to maintain minimum net capital, as defined, equal to the greater of $5 or 6 2/3% of aggregate indebtedness. A summary of MarketAxess Corporation’s capital requirements is as follows:

	As of December 31,

	2005	2004

Net capital	$14,820	$19,391
Required net capital	1,105	864

Excess amount over required net capital	$13,715	$18,527

Ratio of aggregate indebtedness to net capital	1.12 to 1	0.67 to 1
      MarketAxess Corporation claims exemption from SEC Rule 15c3-3, as it does not hold customer securities or funds on account, as defined.
      MarketAxess Europe is subject to certain financial resource requirements of the FSA. A summary of these financial resource requirements is as follows:

	As of December 31,

	2005	2004

Financial resources	$10,907	$12,488
Resource requirement	3,290	4,393

Excess financial resources	$7,617	$8,095

      MarketAxess Corporation and MarketAxess Europe are subject to U.S. and U.K. regulations as a registered broker-dealer and as an Alternative Trading System dealer, respectively, which prohibit repayment of borrowings from the Company or affiliates, paying cash dividends, making loans to the Company or affiliates or otherwise entering into transactions that result in a significant reduction in regulatory net capital or financial resources, respectively, without prior notification to or approval from such regulated entity’s principal regulator.

4.	Securities
      In January 2005, the Company entered into investment advisory agreements with two of its Stockholder Broker-Dealer Clients.
      The following is a summary of the Company’s Securities-available-for-sale as of December 31, 2005:

		As of December 31, 2005

		Gross	Gross
		Unrealized	Unrealized	Fair
	Amortized Cost	Gains	Losses	Value

Securities available-for-sale
Federal agency issues and municipal securities	$50,122	—	(119)	$50,003
Corporate Bonds	10,000	—	(47)	9,953

Total Securities-available-for-sale	$60,122	—	(166)	$59,956

MARKETAXESS HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands, except share and per share amounts)
      The following table summarizes the contractual maturities of Securities available-for-sale as of December 31, 2005:

Less than one year	$55,956
Due in 1-2 years	4,000

Total	$59,956

5.	Furniture, Equipment and Leasehold Improvements
      Furniture, equipment and leasehold improvements, net, are comprised of the following:

	As of December 31,

	2005	2004

Computer, software and related equipment	$12,099	$10,825
Office hardware	2,990	2,921
Furniture and fixtures	1,481	1,449
Accumulated depreciation	(12,842)	(11,275)

Total furniture and equipment, net	3,728	3,920

Leasehold improvements	2,207	2,212
Accumulated amortization	(1,292)	(1,053)

Total leasehold improvements, net	915	1,159

Total furniture, equipment and leasehold improvements, net	$4,643	$5,079

      The Company removed from its books and records fixed assets with a cost of $16 that are no longer in use. Since these fixed assets were fully depreciated, there was no effect on the Consolidated Statement of Operations.

6.	Software Development Costs
      Software development costs, net, are comprised of the following:

	As of December 31,

	2005	2004

Software development costs	$9,848	$16,704
Accumulated amortization	(3,649)	(11,117)

Total software development costs, net	$6,199	$5,587

      The Company accounts for software development costs under the provisions of SOP No. 98-1. During the year ended December 31, 2005 and 2004, software development costs totaling $3,395 and $3,588, respectively, were capitalized. Non-capitalized software costs and routine maintenance costs are expensed as incurred and are included in Employee compensation and benefits, Technology and communications and Professional and consulting fees on the Consolidated Statements of Operations.
      In November 2004, the Company determined that its trading platform software developed by the Company with input from Moneyline, a stockholder, would be retired by February 2005. Therefore, the Company accelerated depreciation of this software. During the fourth quarter of 2004, the Company recorded additional depreciation in the amount of $148. The Company depreciated an additional $222 and removed

MARKETAXESS HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands, except share and per share amounts)
capitalized software development, with a cost of $10,252 from its books and records in the first quarter of 2005. Since this software was fully amortized, there was no effect on the Statement of Operations.

7.	Income Taxes
      The Company prepares a consolidated tax return with its U.S. subsidiary, MarketAxess Corporation. The Company’s provision (benefit) for income taxes, included in the Consolidated Statements of Operations as determined in accordance with SFAS No. 109, is as follows:

	Year Ended December 31,

	2005	2004	2003

Current:
Federal	$—	$(230)	$190
State and local	228	169	—
Foreign	64	141	—

Current provision for income taxes	292	80	190

Deferred:
Federal	1,611	(27,517)	—
State and local	816	(9,033)	—
Foreign	700	(3,801)	—

Deferred income tax provision (benefit)	3,127	(40,351)	—

Provision (benefit) for income taxes	$3,419	$(40,271)	$190

      The difference between the Company’s reported provision (benefit) for income taxes and the amount computed by multiplying pre-tax income by federal statutory rates is as follows:

	Year Ended December 31,

	2005	2004	2003

Federal tax at statutory rate	$4,047	$5,887	$1,538
Permanent differences	231	2,333	141
State and local taxes — net of federal benefit	843	1,595	707
Foreign taxes	—	(269)	—
Alternative minimum taxes	—	298	190
Net operating loss carryforwards	—	(1,514)	1,372
Change in rate for deferred tax assets	1,754	—	—
Change in valuation allowance	(2,918)	(46,116)	(3,758)
Non-deductible employee stock options	(259)	—	—
Tax credits	(342)	(2,086)	—
Other	63	(399)	—

Provision (benefit) for income taxes	$3,419	$(40,271)	$190

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

MARKETAXESS HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands, except share and per share amounts)
      The Company has available various tax credits that can be used to reduce or eliminate current or future tax liabilities. A summary of these credits and their expiration dates is as follows:

	As of December 31,

Expires Beginning December 31,	2005	2004

2008	$—	$38
2009	—	79
2012	61	—
2013	205	—
2014	79	—
2015	101	—
2017	—	61
2018	132	404
2019	92	222
2020	3	3
2022	123	123
2023	333	500
2024	359	356
2025	341	—
Indefinite	375	—

	2,204	1,786
Less: valuation allowance	(628)	(288)

Net tax credit carryforwards	$1,576	$1,498

      During the year ended December 31, 2004, the Company utilized the remaining $271 of its Liberty Zone tax credits to reduce its AMT liability.
      In 2001, the Company’s subsidiary, MarketAxess Corporation, had an ownership change within the meaning of Section 382 of the Internal Revenue Code (“Section 382”). As a result of Section 382 and pertinent tax provisions, the utilization of $628 of research activity credits and other credits that expire from 2012 through 2022 may not be utilized and accordingly, an allowance for these credits has been established.

MARKETAXESS HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands, except share and per share amounts)
      The following is a summary of the Company’s gross deferred tax asset, reduced to a net deferred asset by a valuation allowance:

	Year Ended December 31,

	2005	2004

Deferred tax assets:
Net operating loss carryforwards
U.S.	$41,355	$41,164
Foreign	3,153	3,801
Depreciation	522	590
Deferred option compensation expense	1,030	769
Warrant expense	7,690	10,959
Allowance for doubtful accounts	195	123
Unrealized losses on securities available-for-sale and foreign exchange	137	—
Restructuring charges	1,136	1,301
Charitable contributions carryforwards	153	49
Goodwill and other intangible assets	374	428
Tax credits	2,204	1,786

Total deferred tax assets	57,949	60,970
Valuation allowance	(15,218)	(18,136)

Net deferred tax assets	42,731	42,834
Deferred tax liabilities:
Capitalized software development costs	(2,758)	(2,483)
Other	(169)	—

Deferred tax assets, net	$39,804	$40,351

      The rollforward of the valuation allowance is as follows:

	Year Ended
	December 31,

	2005	2004

Valuation allowance at beginning of period	$18,136	$64,252
Increase (decrease) to valuation allowance attributable to:
Net operating losses
U.S.	(3,419)	(41,095)
Foreign	—	(5,021)
Temporary differences	161	—
Tax credits	340	—

Valuation allowance at end of period	$15,218	$18,136

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
      The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which the temporary differences become deductible. If it is not more likely than not that some portion or all of the gross deferred income tax assets will be realized in future years, a valuation allowance is recorded. The Company recorded a valuation allowance against its deferred income tax assets arising from net operating loss carryforwards and tax credits. As described below, certain of the Company’s net operating loss carryforwards are subject to significant limitations on an annual basis pursuant to the Internal Revenue Code.
      As of December 31, 2005, the Company had net operating loss carryforwards for income tax purposes of $104,061. The U.S. net operating loss carryforwards as of December 31, 2005 totaling $93,465 will begin to expire in 2018 and the U.K. net operating loss carryforwards as of December 31, 2005 totaling $10,596 do not expire. In 2000 and 2001, MarketAxess Holdings Inc. and MarketAxess Corporation had an ownership change within the meaning of Section 382. As a result of Section 382 and pertinent tax provisions, the utilization of $34,281 on a tax basis and $39,214 on a book basis of the Company’s net operating loss carryforwards existing at the date of the ownership change is subject to significant limitations. In addition, the Company’s net operating loss carryforwards may be subject to additional annual limitations if there is a 50% or greater change in the Company’s ownership, as determined over a rolling three-year period.
      During the year ended December 31, 2005, the Company reduced the valuation allowance by $2,918 to $15,218 based on management’s current assessment of the factors impacting the valuation allowance previously recorded. Such factors include management’s expectation of continuing future profitable operations and judgment concerning future utilization of certain net operating losses that are subject to Section 382 limitations prior to their expiration. The Company believes it is likely, but subject to some uncertainty, that approximately 69% of the net operating losses will be utilized prior to their expiration in 2018. In addition, the Company adjusted the income tax rate used for recording the deferred tax assets, resulting in a decrease in the deferred tax assets and an increase in tax expense of $1,754. The Company has temporary differences (defined as the tax effect of the difference between the financial reporting basis and the tax reporting basis of certain balance sheet items) of $8,310 available as of December 31, 2005.
      During the year ended December 31, 2005, two related parties exercised 1,325,602 warrants into 1,325,249 shares of common stock through a non-cash exercise, resulting in a credit for federal income taxes purposes of $3,672, which when realized would result in an increase in Additional paid-in capital. Management believes that there is sufficient uncertainty with regard to the ultimate realization of this tax credit and therefore has not recognized the credit in the Consolidated Statements of Financial Condition as of December 31, 2005.
      As of December 31, 2004, the Company had net operating loss carryforwards for income tax purposes of $102,939. The U.S. net operating loss carryforwards as of December 31, 2004 totaled $90,271 and the U.K. net operating loss carryforwards as of December 31, 2004 totaled $12,668. During the year ended December 31, 2004, the Company reduced the valuation allowance by $46,116 to $18,136 based on management’s reassessment of the factors impacting the valuation allowance previously recorded. Such factors included seven consecutive quarters of profitable operations in the U.S. and six consecutive quarters of profitable operations in the U.K., management’s expectation of continuing future profitable operations, management’s anticipation that the Company would be able to utilize certain net operating loss carryforwards in 2004 and the Company’s ability to utilize certain of the net operating loss carryforwards in future years prior to expiration. The Company believed it was likely, but subject to some uncertainty, that approximately 62% of the net operating losses would be utilized prior to their expiration. In addition, the Company had temporary differences of $11,736 available as of December 31, 2004.

MARKETAXESS HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands, except share and per share amounts)
      As of December 31, 2003, the gross deferred tax assets were $64,252, reduced to a net deferred tax asset of zero by a valuation allowance of $64,252. The Company’s first profitable quarter was the second quarter of 2003. While the Company was forecasting increasing revenues and net income for 2004 and 2005, as evidenced by the projections used for the valuations of the Company’s common stock as of December 31, 2002 and 2003, management exercised judgment in assessing the positive evidence of the three quarters of profitability and the forecast future year earnings against the negative evidence of accumulated losses, the uncertainty of attainment of forecast future year earnings and the potential likelihood of the realization of the utilization of net operating loss carryforwards. For the year ended December 31, 2003, net income was $4,213, bringing the accumulated losses to $113,794. Additionally, $40,563 of the Company’s net operating loss carryforwards for financial income tax reporting purposes of $137,049 is subject to Section 382 limitations. Accordingly, a 100% valuation allowance against the deferred income tax assets was deemed appropriate as of December 31, 2003. The net operating losses will be carried forward to future years. In addition, the Company had temporary differences of $13,371 available as of December 31, 2003. A summary of the Company’s net operating loss carryforwards and their related expiration dates is as follows:
Net operating loss carryforward — U.S.

Expire Beginning December 31,	2005	2004

2018	$189	$189
2019	5,541	5,541
2020	14,580	14,580
2021	51,897	50,556
2022	19,405	19,405
2025	1,853	—

Total net operating loss carryforwards — U.S.	93,465	90,271
Net operating loss carryforwards — Foreign, no expiration date	10,596	12,668

Total net operating loss carryforwards	$104,061	$102,939

      As of December 31, 2005 and 2004, the Company had net operating loss carryforwards on a tax basis of $2,006 that relate to a “single return loss year,” within the meaning of the Internal Revenue Code, relating to MarketAxess Corporation that are subject to annual utilization limits.

8.	Related Parties
      The following Stockholder Broker-Dealer Clients were related parties as of December 31, 2005: ABN Amro, Banc of America Securities, Bear Stearns, BNP Paribas, Credit Suisse, Deutsche Bank, JPMorgan, Lehman Brothers and UBS. In addition, Moneyline, a stockholder which provided certain software development services to the Company and had a revenue-sharing agreement with the Company, is also considered a related party.
      As of and for the year then ended, the Company had the following balances and transactions with stockholders:

	As of December 31,

	2005	2004

Cash and cash equivalents	$46,739	$86,711
Accounts receivable	6,751	7,225
Accounts payable, accrued expenses and other liabilities	88	530

MARKETAXESS HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands, except share and per share amounts)

	Year Ended December 31,

	2005	2004	2003

Commissions	$36,588	$39,307	$33,023
Information and user access fees	1,052	461	203
Interest income, including interest income on employee loans of $75, $136 and $37	796	380	65
Other income	607	515	—
General and administrative expenses	59	25	12
      Securities and cash provided as collateral include $3,299 of U.S. government obligations as of December 31, 2005 and 2004, on deposit with a related party in its role as a custodian.
      Two Stockholder Broker-Dealer Clients act in an investment advisory and custodial capacity for the Company. As of December 31, 2005, the securities under management by these parties are included in the Consolidated Statements of Financial Condition as $19,754 in Cash and cash equivalents and $59,956 in Available-for-sale securities. For the year ended December 31, 2005, investment advisory fees paid to these Stockholder Broker-Dealer Clients were $45 and are included in General and administrative expenses in the Consolidated Statements of Operations. Also included in General and administrative expenses in the Consolidated Statements of Operations for the years ended December 31, 2005 and 2004, respectively, are bank fees of $14 and $25 paid to a related party for each period.
      The Company is contingently obligated for a letter of credit from a related party for $198 as of December 31, 2005 in relation to the lease of office space for its subsidiaries, which expires on September 30, 2006. See Note 10, “Commitments and Contingencies.”
      As described above, the Company had an agreement with Moneyline to assist in developing the Company’s U.S. high-grade corporate bond and European electronic trading platforms. In consideration for Moneyline’s contribution of its licensed technology, the Company issued to Moneyline on April 19, 2000, 175,443 shares of Series B convertible preferred stock with a fair value of $1,500 that at the time of the initial public offering converted to 584,810 shares of common stock. In the event that Moneyline materially breached the agreement, the Company had the right at any time thereafter, at its option, to purchase the stock then held by Moneyline at a price of $3.00 per share. The agreement terminated in February 2005.
      In consideration of Moneyline’s provision of services under the agreement, the Company paid Moneyline a variable monthly fee. In addition, Moneyline was entitled to share in a portion of the Company’s quarterly net revenues, as defined in the agreement, resulting from trading on the Company’s U.S. high-grade corporate bond and European trading platforms. Moneyline’s share of the revenues of the Company ranged from one to six percent, depending on the amount of the quarterly net revenues earned by the Company. In May 2004, the Company ceased using the software relating to the legacy U.S. high-grade trading platform developed with the assistance of Moneyline and began using internally-developed software and in February 2005, also migrated the European high-grade trading platform to the internally developed software.

MARKETAXESS HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands, except share and per share amounts)
      As of and for the year then ended, the Company had the following balances and transactions with Moneyline:

	As of
	December 31,

	2005	2004

Software development costs, net of amortization	—	$222

	Year Ended December 31,

	2005	2004	2003

Professional and consulting fees	$—	$—	$378
Moneyline revenue share	(50)	1,240	1,806
      As of December 31, 2005 and 2004, the Company had loans outstanding to the Chief Executive Officer of $1,349 and $1,320, respectively, which are described in more detail in Footnote 9, “Stockholders’ Equity”. The accrued interest on the loans is recorded in Accounts receivable and the principal amount is recorded in Stockholders’ equity as a Receivable for common stock subscribed on the Consolidated Statements of Financial Condition for the respective years.

9.	Stockholders’ Equity

Common Stock
      As of December 31, 2005 and 2004, the Company had 110,000,000 authorized shares of common stock and 10,000,000 authorized shares of non-voting common stock. Common stock entitles the holder to one vote per share of common stock held.
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

Restricted Common Stock and Common Stock Subscribed
      In 2001, the Company awarded 289,581 shares to the Company’s Chief Executive Officer at $3.60 per share, which vested over a three year period. The common stock subscribed was issued in 2001 in exchange for eleven-year promissory notes that bear interest at the applicable federal rate and are collateralized by the subscribed shares.
      The Company issued 129,500 shares of restricted stock to senior management and 50,500 shares of restricted stock to other employees during the quarter ended March 31, 2005. During the three months ended March 31, 2005, the Company cancelled 1,000 shares of restricted stock and during the three months ended June 30, 2005, the Company cancelled 7,500 shares of restricted stock. As of December 31, 2005, 171,500 shares of restricted stock remain outstanding to employees. At the date of issue, the Company’s common stock had a weighted average fair value of $15.37 per share. The restricted shares issued to senior management vest over a five-year period and can achieve accelerated vesting if certain Company performance goals are achieved. The restricted stock grants issued to other employees vest over a three-year period.
      In August 2005, the Company issued 35,000 shares of restricted stock to directors. At the date of issuance, the restricted stock had a weighted average fair value of $10.04 per share.

MARKETAXESS HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands, except share and per share amounts)
      The Company amortizes as earned compensation the fair value of restricted stock grants over the appropriate vesting periods. For the years ended December 31, 2005 and 2004, the Company recognized $613 and $13 respectively of amortization expense that is included in Employee compensation and benefits. In addition, the Company recognized $263 of amortization expense that is included in General and administrative expenses for the year ended December 31, 2005.

Warrants
      In April 2000, the Board of Directors initiated a warrant program that commenced on February 1, 2001. Under this program, the Company reserved for issuance 5,000,002 shares of common stock. The warrants were issued to holders of Series A, C, E and I redeemable convertible preferred stock (the “Warrant Holders”). The Warrant Holders are entitled to purchase shares of common stock from the Company at an exercise price of $.003 through and including November 30, 2008.
      The warrants were issued to the Warrant Holders at the time that they made an equity investment in the Company. The warrant program had two distinct pieces, a U.S. and a European portion, under which the aggregate number of shares underlying the warrant to be allocated in each three-month period was fixed. Allocations under this program commenced on May 1, 2001 for the U.S. portion and on June 1, 2002 for the European portion and were based on each broker-dealer client’s respective commissions as a percentage of the total commissions from the six participating Warrant Holders, calculated on a quarterly basis. The final share allocations under the warrant program occurred on March 1, 2004.
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
      In March 2001, in connection with the acquisition of Trading Edge, the Company also assumed warrants issued by Trading Edge, which were converted into warrants exercisable to purchase 7,967 shares of the Company’s common stock. During the year ended December 31, 2005, these warrants expired unexercised.
      During the year ended December 31, 2005, two related parties converted 1,325,602 warrants into 1,325,249 shares of common stock through a non-cash exercise.
      The Company’s warrant activity is summarized as follows:

		Weighted-Average
	Shares	Exercise Price

Outstanding at December 31, 2003	4,778,800	$0.222
Allocated	229,169	$0.003

Outstanding at December 31, 2004	5,007,969	$0.211
Cancelled	(7,967)	$130.65
Exercised	(1,325,602)	$0.003

Outstanding at December 31, 2005	3,674,400	$0.003

MARKETAXESS HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands, except share and per share amounts)
      The following tables summarize information regarding the warrants:

As of December 31, 2005

Shares of Common
	Stock Issuable upon	Weighted-Average
	Exercise of	Remaining
	Outstanding	Contractual Life
Exercise Price	Warrants	(In Years)

$0.003	3,674,400	2.9
      In calculating the fair market value of the warrant allocations, the following assumptions were used:

	2004	2003

Weighted Average Allocation Date Fair Market Value of Common Stock	$16.52	$5.15
Dividend Yield	0.00%	0.00%
Weighted Average Expected Life (years)	4.38	5.38
Weighted Average Risk Free Interest Rate	2.18%	1.84%
Expected Volatility	34.43%	40.28%
      Warrant-related expense was accrued quarterly based on the pro-rated number of shares to be allocated under the warrant program and the fair market value of the Company’s common stock. For the years ended December 31, 2004 and 2003, the Company accrued for 152,778 and 1,048,612 shares at a weighted average fair market value of $16.52 and $5.15, respectively.

Stock Option Plans
      The Company’s 2000 and 2001 Stock Incentive Plans (the “2000 and 2001 Plans”) provide for the grant of options or restricted stock as incentives and rewards to encourage employees, consultants and non-employee directors to participate in the long-term success of the Company. The 2000 and 2001 Plans provide for the granting of up to 5,082,274 shares of the Company’s common stock at fair value or at a value other than fair value (determined by the Board of Directors or a committee thereof) on the date the option is granted. Generally the options vest over a three-year period, at a rate of one-third after one year from the grant date and with the remaining two-thirds vesting on an equal monthly basis over the remaining two-year period. Options expire ten years from the date of grant.
      In 2004, the Company adopted the 2004 Stock Incentive Plan (“the 2004 Plan”) to enable it to offer certain of the Company’s key employees, consultants and non-employee directors equity-based awards in the Company. The terms of the 2004 Plan are substantially the same as those in the 2000 and 2001 Plans, except as follows: the maximum aggregate number of shares available for grant is different; the Compensation Committee (the “Committee”) has flexibility to grant stock appreciation rights, performance shares, performance units or other stock-based awards (in addition to stock options and restricted stock); and rights of first refusal and repurchase rights do not apply to awards granted under the 2004 Plan. A committee appointed by the Board of Directors, which will consist of at least two non-employee directors, will administer the 2004 Plan. With respect to the application of the 2004 Plan to non-employee directors, the entire Board of Directors will act as the committee. The 2004 Plan permits the Company to grant stock options (incentive stock options and non-qualified stock options), stock appreciation rights, restricted stock, performance shares, performance units and other stock-based awards (including, without limitation, restricted stock units) to certain key employees, consultants and non-employee directors (to the extent permitted by law), as determined by the Committee in its sole discretion. Up to 2,400,000 shares of the Company’s common stock, plus 684,802 shares of common stock transferred to the 2004 Plan from the 2000 and 2001 Plans on November 2, 2004, may be issued under the 2004 Plan (subject to adjustment to reflect certain transactions and events specified in the 2004 Plan). The 2004 Plan provides the Committee with authority and flexibility to determine the terms and

MARKETAXESS HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands, except share and per share amounts)
conditions of the awards at the time of grant. The 2004 Plan is intended to constitute a plan described in Treasury Regulations Section 1.162-27(f)(1), pursuant to which the deduction limits under Section 62(m) of the Internal Revenue Code do not apply during the applicable reliance period. For the year ended December 31, 2005, options to purchase 1,400,750 shares of common stock were granted.
      In February 2003, the Board of Directors authorized the grant of 1,000,000 options with an exercise price of $2.70 per share to a senior officer. Of this amount, 111,111 options were granted from the 2001 Plan. The remaining amount was authorized by the Board of Directors outside of the Plans. As of December 31, 2005, these shares were fully vested.
      In November 2004, upon the completion of the initial public offering, the Company granted to six directors options to purchase 10,000 shares of common stock each, at an exercise price of $11.00 per share. The grants vested in two equal installments on the six-month and twelve-month anniversaries of the grant date.
      The Company’s stock option activity for employees, officers and directors is summarized as follows:

		Weighted-Average
	Shares	Exercise Price

Outstanding at December 31, 2003	4,119,903	$2.91
Granted	1,077,454	$13.86
Cancelled	(209,948)	$6.38
Exercised	(79,827)	$2.89

Outstanding at December 31, 2004	4,907,582	$5.17
Granted	1,400,750	$13.70
Cancelled	(211,902)	$13.04
Exercised	(927,623)	$2.92

Outstanding at December 31, 2005	5,168,807	$7.56

      The following table summarizes information regarding the stock options granted:

	As of December 31, 2005

	Options Outstanding			Options Exercisable

		Weighted-Average
		Remaining	Weighted-Average	Number	Weighted-Average
Range of Exercise Prices	Outstanding	Contractual Life	Exercise Price	Exercisable	Exercise Price

$2.10 - $5.00	2,886,723	6.46	$2.80	2,843,847	$2.80
$5.01 - $10.00	124,677	8.58	$9.09	55,130	$8.59
$10.01 - $15.00	1,438,653	8.67	$12.85	581,949	$13.37
$15.01 - $19.60	718,754	8.82	$15.82	61,108	$17.02

	As of December 31, 2004

	Options Outstanding			Options Exercisable

		Weighted-Average
		Remaining	Weighted-Average	Number	Weighted-Average
Range of Exercise Prices	Outstanding	Contractual Life	Exercise Price	Exercisable	Exercise Price

$2.10 - $5.00	3,837,716	7.40	$2.82	3,070,048	$2.85
$5.01 - $10.00	108,584	9.37	8.77	26,698	7.92
$10.01 - $15.00	827,861	9.12	13.64	1,667	13.95
$15.01 - $19.60	133,421	9.32	17.06	—	—

MARKETAXESS HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands, except share and per share amounts)
      The Company applied APB No. 25 in accounting for the Plans, and has adopted the disclosure-only provisions of SFAS No. 123 with respect to options granted to employees of the Company. All options were issued at what the Company’s Board of Directors determined to be the then-current fair market value. To assist in determining fair market value of the options granted, independent valuations of the Company’s common stock were undertaken as of December 31, 2001, December 31, 2002, September 30, 2003 and December 31, 2003. A number of factors were considered in the valuations, including the Company’s current financial condition, its future earning capacity, the market price of publicly quoted corporations in similar lines of business and the values of prior sales of preferred stock. The Company issued preferred stock that is convertible to common stock on a 3.33-for-one basis during 2001 for prices ranging from $35.00 per share to $45.00 per share and during 2002 at $28.00 per share.
      In calculating the fair market value of the options granted, the following assumptions were used:

	2005	2004	2003

Weighted-Average Grant Date Fair Market Value of Common Stock	$14.05	$16.37	$4.19
Dividend Yield	0.00%	0.00%	0.00%
Weighted-Average Expected Life (years)	3.00	3.00	3.00
Weighted-Average Risk-Free Interest Rate	3.63%	2.74%	1.84%
Weighted-Average Expected Volatility	20.72%	28.25%	40.28%

10.	Commitments and Contingencies
      The Company leases office space under non-cancelable lease agreements expiring at various dates through 2011. These leases are subject to escalation based on certain costs incurred by the landlord.
      Minimum rental commitments under such leases, net of sublease income, are as follows:

Year Ended December 31,	Minimum Rentals

2006	$2,204
2007	2,154
2008	2,154
2009	2,154
2010	1,215
Thereafter through 2011	4,015
      The rental expense for the years ended December 31, 2005, 2004 and 2003 was $1,953, $1,782 and $1,879, respectively, which is included in General and administrative expenses in the Consolidated Statements of Operations.
      Rental expense has been recorded based on the total minimum lease payments after giving effect to rent abatement and concessions, which are being amortized on a straight-line basis over the life of the lease, and sublease income.

MARKETAXESS HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands, except share and per share amounts)
      The Company has entered into a sublease agreement on one of its properties. The following table summarizes information regarding the sublease provisions:

				Sublease Loss Provision as of:

	Commencement	Termination	Sublease	December 31,	December 31,
Location	Date	Date	Rental	2005	2004

New York, NY	February 1, 2002	April 30, 2006	$71	$—	$—
	May 1, 2006	April 14, 2011	$77	$1,146	$1,344
      As provided for in the London sublease agreement, in May 2005, the sublessee exercised its early termination option and paid the Company’s U.K. subsidiary an early termination fee of $225. The Company is not anticipating subleasing and will occupy the space.
      The Company is contingently obligated for standby letters of credit that were issued to landlords for office space. The Company uses a U.S. government obligation as collateral for these standby letters of credit. This collateral is included with Securities and cash provided as collateral on the Consolidated Statements of Financial Condition and had a fair market value as of December 31, 2005 and 2004 of $3,299 and $3,299, respectively.
      Between December 2004 and March 2005, MarketAxess Corporation operated an anonymous matching service for its broker-dealer clients. MarketAxess Corporation executed trades on a riskless principal basis, which were cleared and settled by an independent clearing broker. The securities clearing agreement that MarketAxess Corporation still maintains with the independent clearing broker commenced in December 2004. Under the securities clearing agreement, MarketAxess Corporation maintains a collateral deposit with the clearing broker in the form of cash or U.S. government securities. MarketAxess Corporation was exposed to credit risk in the event a contra-party did not fulfill its obligation to complete the transaction. MarketAxess Corporation used various procedures to manage its credit exposure, including a review of the credit standing and the establishment of credit limits for each contra-party.
      As of December 31, 2005 and 2004, one of the Company’s subsidiaries had $500 of cash on deposit with the clearing broker included in Securities and cash provided as collateral on the Consolidated Statements of Financial Condition.
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
      As of December 31, 2004, the Company has provided a funding guarantee to its U.K. Subsidiaries in the normal course of business to enable them to meet obligations to individual creditors through March 31, 2005 to the extent these subsidiaries cannot meet such obligations themselves. As the maximum obligation under this arrangement is unknown, and as the U.K. Subsidiaries are consolidated into the Company, no separate accrual for such guarantee has been made. As of December 31, 2005, no funding guarantee to the U.K. Subsidiaries was necessary due to their profitability.

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
      SFAS No. 128, “Earnings Per Share,” requires the presentation of basic and diluted EPS in the Consolidated Statements of Operations. Basic EPS is computed by dividing the net income (loss) attributable to common stock, which includes the effect of dividends accrued on the redeemable convertible preferred stock, by the weighted-average number of shares of common stock outstanding for the period. Diluted EPS is computed using the same method as basic EPS, but in the denominator, shares of common stock outstanding reflect the potential dilution that could occur if convertible securities or other contracts to issue common stock were converted into or exercised for common stock. In 2003, securities that could potentially dilute basic EPS in the future but that were not included in the computation of diluted EPS, because to do so would have been anti-dilutive for the periods presented, included 18,122,659 shares of redeemable convertible preferred stock, 4,778,800 warrants and 1,709,188 stock options. In 2004, 14,484,493 shares of common stock and 4,266,310 shares of non-voting common stock were included in the computation of diluted EPS after giving effect to the conversion of redeemable convertible preferred stock and convertible preferred stock. Basic and diluted earnings per share were as follows:

	Year Ended December 31,

	2005	2004	2003

Basic and diluted net income per common share
Net income	$8,142	$57,587	$4,212
Less: preferred stock dividends	—	(9,639)	(11,455)

Net income (loss) attributable to common stock	$8,142	$47,948	$(7,242)

Basic net income (loss) per common share	$0.29	$6.76	$(2.20)
Diluted net income (loss) per common share	$0.23	$1.88	$(2.20)
Weighted-average basic shares outstanding	28,156,505	7,097,682	3,288,464
Weighted-average diluted shares outstanding	35,512,346	30,638,644	3,288,464

13.	Accounting for Foreign Currency Forward Contracts and Hedging Activities
      Assets and liabilities denominated in non-U.S. currencies are translated at rates of exchange prevailing on the date of the Consolidated Statements of Financial Condition, and revenues and expenses are translated at average rates of exchange for the fiscal period. Gains or losses on translation of the financial statements of a non-U.S. operation are included, net of hedges, in Accumulated other comprehensive (loss).
      The Company has determined that SFAS No. 133, “Accounting for Derivatives Instruments and Hedging Activities,” allows for investments in foreign operations to qualify for hedging treatment. The Company enters into foreign currency forward contracts with a non-controlling stockholder to hedge its exposure to variability in foreign currency cash flows resulting from the net investments in its U.K. Subsidiaries. The Company assesses each foreign currency forward contract to ensure that it is highly effective at reducing the exposure being hedged. The Company designates each foreign currency forward contract as a hedge, assesses the risk management objective and strategy, including identification of the hedging instrument, the hedged item and the risk exposure and how effectiveness is to be assessed prospectively and

MARKETAXESS HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands, except share and per share amounts)
retrospectively. These hedges are for a one or three-month period and are used to limit exposure to foreign currency exchange rate fluctuations. A summary of the foreign currency forward contracts is as follows:

	Year Ended December 31,

	2005	2004	2003

Notional value	$13,632	$8,311	$4,231
Fair value	13,538	8,333	4,328

Unrealized gains (losses), net of income taxes	94	(22)	(98)
Realized (losses), net of income taxes	(140)	(339)	(11)

Net change	$(46)	$(361)	$(108)

14.	Retirement Savings Plan and Annual Performance Incentive Plan
      The Company, through its U.S. subsidiary, MarketAxess Corporation, offers its U.S. employees the opportunity to invest in a defined contribution 401(k) plan (the “401(k) Plan”). The 401(k) Plan is available to all full-time employees of the Company. The Company made no contributions to the 401(k) Plan for the years ended December 31, 2005, 2004 and 2003, although it has discretion to do so in the future.
      The Company adopted the MarketAxess Holdings Inc. 2004 Annual Performance Incentive Plan (the “2004 Bonus Plan”) for certain of the Company’s designated key executives to provide bonus awards to such individuals as an incentive to contribute to the Company’s profitability. The Compensation Committee (the “Committee”) or such other committee appointed by the Board of Directors will administer the 2004 Bonus Plan, and this Committee will select key executives eligible to participate in the 2004 Bonus Plan each year.

15.	Customer Concentration
      During the years ended December 31, 2005, 2004 and 2003, no single broker-dealer client accounted for more than 10% of total revenue.

16.	Accumulated Other Comprehensive Income (Loss)
      Accumulated other comprehensive income (loss) is composed of cumulative currency translation adjustments and unrealized losses on available-for-sale securities. Cumulative currency translation adjustments reflect gains or losses on foreign currency translation from operations for which the functional currency is a currency other than the U.S. dollar and are reflected as a component of Stockholders’ equity (deficit) in the Consolidated Statements of Financial Condition. The following table presents the accumulated other comprehensive income (loss) balances for the periods presented:

Balance at December 31, 2003	$19
Net change	(361)

Balance at December 31, 2004	(342)
Net change in foreign exchange hedge	(46)
Net change in unrealized losses on available-for-securities and other, net of income taxes	(94)

Balance at December 31, 2005	$(482)

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
      None

Item 9A.	Controls and Procedures
      (a) Evaluation of Disclosure Controls and Procedures. Our management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our “disclosure controls and procedures,” as that term is defined in Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of December 31, 2005. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective to ensure that information required to be disclosed by MarketAxess in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and to ensure that information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
      (b) Management’s Annual Report on Internal Control Over Financial Reporting. See Item 8, page 75, of this Annual Report on Form 10-K.
      (c) Attestation Report of the Independent Registered Public Accounting Firm. See Report of Independent Registered Public Accounting Firm included in Item 8, page 76, of this Annual Report on Form 10-K.
      (d) Changes in Internal Control Over Financial Reporting. There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and Rule 15d-15(f) under The Exchange Act) during the quarter ended December 31, 2005 identified in connection with the evaluation thereof by our management, including the Chief Executive Officer and Chief Financial Officer, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information
      None

PART III

Item 10.	Directors and Executive Officers of the Registrant
      The information required by this item is incorporated herein by reference to the sections entitled “Proposal 1 — Election of Directors” and “Executive Compensation — Section 16 (a) Beneficial Ownership Reporting Compliance” in the Company’s definitive Proxy Statement (the “Proxy Statement”) for the Annual Meeting of Stockholders to be held in the second quarter of 2006. The Company intends to file the Proxy Statement within 120 days after the end of its fiscal year (i.e., on or before April 28, 2006).

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
      The following table provides certain information regarding common stock authorized for issuance under our equity compensation plans as of December 31, 2005.
Equity Compensation Plan Information

			Number of Securities
			Remaining Available for
	Number of Securities		Future Issuance under
	to be Issued upon	Weighted-Average	Equity Compensation
	Exercise of	Exercise Price of	Plans (Excluding
	Outstanding Options,	Outstanding Options,	Securities Reflected
	Warrants and Rights	Warrants and Rights	in Column (a))
Plan Category	(a)	(b)	(c)

Equity compensation plans approved by stockholders(1)	4,279,918	$8.57	1,616,492
Equity compensation plans not approved by stockholders(2)	888,889	$2.70	—

Total	5,168,807	$7.56	1,616,492

(1)	These plans consist of the Company’s 2004 Stock Incentive Plan, 2001 Stock Incentive Plan and 2000 Stock Incentive Plan.

(2)	Represents the grant of a stock option to a senior officer. This option is now fully vested.

Item 13.	Certain Relationships and Related Transactions
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

PART IV

Item 15.	Exhibits and Financial Statement Schedules
      (a) Financial Statements and Schedules
      The financial statements are set forth under Item 8 of this Annual Report on Form 10-K. Financial statement schedules have been omitted since they are either not required, not applicable, or the information is otherwise included.
      (b) Exhibit Listing

Number		Description

3	.1*	Amended and Restated Certificate of Incorporation
3	.2*	Amended and Restated Certificate of Incorporation to be in effect upon the closing of this offering

3	.3*	Amended and Restated Bylaws

3	.4*	Form of Amended and Restated Bylaws to be in effect upon the closing of this offering

4	.1*	Specimen Common Stock certificate

4	.2*	Sixth Amended and Restated Registration Rights Agreement

4	.3*	Form of Dealer Warrant

4	.4*	See Exhibits 3.1, 3.2, 3.3 and 3.4 for provisions defining the rights of holders of common stock and non-voting common stock of the registrant

10	.1*	Employment Agreement, dated as of May 3, 2004, by and between MarketAxess Holdings Inc. and Richard M. McVey#

10	.2(a)*	Restricted Stock Purchase Agreement, dated as of June 11, 2001, by and between MarketAxess Holdings Inc. and Richard M. McVey#

10	.2(b)*	Full Recourse Secured Promissory Note, dated June 11, 2001, by Richard M. McVey in favor of MarketAxess Holdings Inc.#

10	.2(c)*	Non-Recourse Secured Promissory Note, dated June 11, 2001, by Richard M. McVey in favor of MarketAxess Holdings Inc.#

10	.2(d)*	Stock Pledge Agreement, dated as of June 11, 2001, by and between MarketAxess Holdings Inc. and Richard M. McVey#

10	.2(e)*	Restricted Stock Purchase Agreement, dated as of July 1, 2001, by and between MarketAxess Holdings Inc. and Richard M. McVey#

10	.2(f)*	Full Recourse Secured Promissory Note, dated July 1, 2001, by Richard M. McVey in favor of MarketAxess Holdings Inc.#

10	.2(g)*	Non-Recourse Secured Promissory Note, dated July 1, 2001, by Richard M. McVey in favor of MarketAxess Holdings Inc.#

10	.2(h)*	Stock Pledge Agreement, dated as of July 1, 2001, by and between MarketAxess Holdings Inc. and Richard M. McVey#

10	.3*	Stock Option Agreement, dated February 7, 2003, by and between MarketAxess Holdings Inc. and Richard M. McVey#

10	.4*	Contract of Employment, dated February 11, 2003, by and between MarketAxess Europe Limited and Iain Baillie#

10	.5*	Letter Agreement, dated as of January 25, 2001, by and between MarketAxess Holdings Inc. and John Vande Woude#

10	.6*	MarketAxess Holdings Inc. Amended and Restated 2000 Stock Incentive Plan#

10	.7*	MarketAxess Holdings Inc. Amended and Restated 2001 Stock Incentive Plan#

10	.8*	Amendment No. 1 to the MarketAxess Holdings Inc. Amended and Restated 2001 Stock Incentive Plan#

10	.9*	Amendment to the MarketAxess Holdings Inc. 2001 and 2000 Stock Incentive Plans#

10	.10*	MarketAxess Holdings Inc. 2004 Stock Incentive Plan#

Number		Description

10	.11*	MarketAxess Holdings Inc. 2004 Annual Performance Incentive Plan#

10	.12*	Form of Indemnification Agreement

21	.1*	Subsidiaries of the Registrant

23	.1**	Consent of PricewaterhouseCoopers LLP

31	.1**	Certification by Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31	.2**	Certification by Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	.1**	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32	.2**	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Incorporated by reference to the identically-numbered exhibit to the registrant’s Registration Statement on Form S-1, as amended (Registration No. 333-112718).

**	Filed herewith.

#	Management contract or compensatory plan or arrangement

SIGNATURES
      Pursuant to the requirements of the Securities Act of 1933, as amended, the registrant has duly caused this Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of New York, State of New York, on this 13th day of March, 2006.

MARKETAXESS HOLDINGS INC.

By:	/s/ Richard M. McVey

Richard M. McVey
President and Chief Executive Officer
      Pursuant to the requirements of the Securities Act of 1933, as amended, this Form 10-K has been signed by the following persons in the capacities and on the dates indicated:

Signature	Title(s)	Date

/s/ Richard M. McVey Richard M. McVey	President, Chief Executive Officer and Chairman of the Board of Directors (principal executive officer)	March 13, 2006

/s/ James N.B. Rucker James N.B. Rucker	Chief Financial Officer (principal financial and accounting officer)	March 13, 2006

/s/ Stephen P. Casper Stephen P. Casper	Director	March 13, 2006

/s/ David G. Gomach David G. Gomach	Director	March 13, 2006

/s/ Carlos Hernandez Carlos Hernandez	Director	March 13, 2006

/s/ Ronald M. Hersch Ronald M. Hersch	Director	March 13, 2006

/s/ Wayne D. Lyski Wayne D. Lyski	Director	March 13, 2006

/s/ Jerome S. Markowitz Jerome S. Markowitz	Director	March 13, 2006

/s/ Nicolas S. Rohatyn Nicolas S. Rohatyn	Director	March 13, 2006

/s/ John Steinhardt John Steinhardt	Director	March 13, 2006