Form 10-Q
period 2006-03-31
MARKETAXESS HOLDINGS INC
filed 2006-05-10
CIK 1278021

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT of 1934
For the quarterly period ended March 31, 2006
or

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
     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated Filer ☑	Non-accelerated filer ☐
     Indicated by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
APPLICABLE ONLY TO CORPORATE ISSUERS
     At May 3, 2006, the number of shares of the registrant’s common stock outstanding was 30,593,808.

MARKETAXESS HOLDINGS INC.
FORM 10-Q FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2006
TABLE OF CONTENTS

PART I — Financial Information
Item 1. Financial Statements
MARKETAXESS HOLDINGS INC.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	March 31,	December 31,
	2006	2005
	(Unaudited)
	(In thousands, except
	share and per share
	amounts)
ASSETS
Cash and cash equivalents	$52,158	$58,189
Securities and cash provided as collateral	3,764	3,799
Securities available-for-sale	60,066	59,956
Accounts receivable, net of allowance of $439 and $438 as of March 31, 2006 and December 31, 2005 including receivables from related parties of $6,556 and $6,751, respectively	15,866	14,796
Furniture, equipment and leasehold improvements, net of accumulated depreciation and amortization	4,855	4,643
Software development costs, net of amortization	6,742	6,199
Prepaid expenses	1,591	2,871
Deferred tax assets, net	40,252	39,804
Other assets	205	205

Total assets	$185,499	$190,462

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Accrued employee compensation	$2,836	$11,848
Deferred license revenue	652	926
Accounts payable, accrued expenses, and other liabilities, including payables to a related party of $85 and $88 as of March 31, 2006 and December 31, 2005, respectively	6,795	6,824

Total liabilities	10,283	19,598

Commitments and Contingencies (Note 12)
Stockholders’ equity
Preferred stock, $0.001 par value, 5,000,000 shares authorized as of March 31, 2006 and December 31, 2005, 0 issued and outstanding in 2006 and 2005	—	—
Common stock voting, $0.003 par value, 110,000,000 shares authorized as of March 31, 2006 and December 31, 2005, 26,171,809 shares issued and outstanding in 2006 and 25,305,951 shares issued and outstanding in 2005	79	76
Common stock non voting, $0.003 par value, 10,000,000 authorized as of March 31, 2006 and December 31, 2005 and 4,401,330 issued and outstanding in 2006 and 2005	13	13
Warrants, 3,674,400 authorized and outstanding in 2006 and 2005	17,693	17,693
Additional paid-in capital	259,691	249,122
Unearned compensation	(9,383)	(2,021)
Receivable for common stock subscribed	(1,042)	(1,042)
Accumulated deficit	(91,409)	(92,495)
Accumulated other comprehensive loss	(426)	(482)

Total stockholders’ equity	175,216	170,864

Total liabilities and stockholders’ equity	$185,499	$190,462

The accompanying notes are an integral part of these consolidated financial statements.

MARKETAXESS HOLDINGS INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended March 31,
	2006	2005
	(Unaudited)	(Unaudited)
	(In thousands, except share and
	per share amounts)
Revenues
Commissions
U.S. high-grade, including $5,553 and $7,140 from related parties for the three months ended March 31, 2006 and 2005, respectively	$11,029	$12,518
European high-grade, including $1,878 and $2,386 from related parties for the three months ended March 31, 2006 and 2005, respectively	4,338	4,401
Other, including $1,388 and $1,165 from related parties for the three months ended March 31, 2006 and 2005, respectively	2,120	1,734

Total commissions	17,487	18,653
Information and user access fees, including $270 and $212 from related parties for the three months ended March 31, 2006 and 2005, respectively	1,359	1,035
License fees	281	780
Investment income, including $214 and $201 from related parties for the three months ended March 31, 2006 and 2005, respectively	962	600
Other, including $134 and $102 from related parties for the three months ended March 31, 2006 and 2005, respectively	251	240

Total revenues	20,340	21,308

Expenses
Employee compensation and benefits	10,283	9,244
Depreciation and amortization	1,685	1,225
Technology and communications	2,052	1,625
Professional and consulting fees	2,551	1,894
Marketing and advertising	378	693
Moneyline revenue share to related party	—	(50)
General and administrative, including $15 and $8 to related parties for the three months ended March 31, 2006 and 2005, respectively	1,992	1,304

Total expenses	18,941	15,935

Income before income taxes	1,399	5,373
Provision for income taxes	313	2,316

Net income	$1,086	$3,057

Net income per common share
Basic	$0.04	$0.11
Diluted	$0.03	$0.09
Weighted-average shares used to compute net income per common share
Basic	29,814,296	27,427,508
Diluted	35,672,980	35,482,963
The accompanying notes are an integral part of these consolidated financial statements.

MARKETAXESS HOLDINGS INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’
EQUITY AND ACCUMULATED OTHER COMPREHENSIVE (LOSS)

			Common				Receivable		Accumulated
	Convertible	Common	Stock		Additional		for Common		Other	Total
	Preferred	Stock	Non		Paid-In	Unearned	Stock	Accumulated	Comprehensive	Stockholders’
	Stock	Voting	Voting	Warrants	Capital	Compensation	Subscribed	Deficit	(Loss)	Equity
	(In Thousands)
Balance at December 31, 2005	$—	$76	$13	$17,693	$249,122	$(2,021)	$(1,042)	$(92,495)	$(482)	$170,864
Issuance of voting common stock	—	1	—	—	634	—	—	—	—	635
Compensation expense related to stock options issuance	—	—	—	—	938	—	—	—	—	938
Restricted stock issued to employees	—	2	—	—	8,200	(8,200)	—	—	—	2
Earned compensation	—	—	—	—	—	838	—	—	—	838
Other comprehensive income	—	—	—	—	—	—	—	—	56	56
Non-employee and directors stock options	—	—	—	—	184	—	—	—	—	184
Excess tax benefit from share based compensation	—	—	—	—	613	—	—	—	—	613
Net income for the three months ended
March 31, 2006	—	—	—	—	—	—	—	1,086	—	1,086

Balance at March 31, 2006	$—	$79	$13	$17,693	$259,691	$(9,383)	$(1,042)	$(91,409)	$(426)	$175,216

The accompanying notes are an integral part of these consolidated financial statements.

MARKETAXESS HOLDINGS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	2006	2005
	(Unaudited)	(Unaudited)
	(In thousands)
Cash flows from operating activities
Net income	$1,086	$3,057
Adjustments to reconcile net income to net cash used in operating activities
Depreciation and amortization	1,685	1,225
Amortization of earned compensation	838	162
Issuance of stock options to directors and non-employees	184	27
Compensation expense related to stock option issuance	938	400
Deferred taxes	(448)	2,004
Provision for bad debts	43	25
Changes in operating assets and liabilities:
(Increase) in accounts receivable, including (decreases) increases of $(195) and $490 from related parties for the three months ended ended March 31, 2006 and 2005, respectively	(1,113)	(205)
Decrease (increase) in prepaid expenses	1,280	(564)
Decrease in accrued employee compensation	(9,011)	(8,681)
(Decrease) in deferred license revenue	(274)	(801)
(Decrease) in accounts payable, accrued expenses and other liabilities, including decrease of $(3) and of $0 to related parties for the three months ended March 31, 2006, and 2005, respectively	(27)	(440)

Net cash used in operating activities	(4,819)	(3,791)

Cash flows from investing activities
Short-term investments
Proceeds from maturities	—	5,797
Securities-available-for-sale
Proceeds from sales	12,200	—
Purchases	(12,293)	(27,945)
Securities Held-to-maturity
Proceeds from maturities	—	21,500
Purchases	—	(35,440)
Securities and cash provided as collateral	35	20
Purchase of furniture, equipment and leasehold improvements	(1,089)	(142)
Capitalization of software development costs	(1,350)	(554)

Net cash used in investing activities	(2,497)	(36,764)

Cash flows from financing activities
Excess tax benefit from share-based compensation	613	—
Proceeds from the exercise of stock options	634	21

Net cash provided by financing activities	1,247	21

Effect of exchange rate changes on cash	38	(76)

Cash and cash equivalents
Net decrease for the period	(6,031)	(40,610)
Beginning of period	58,189	97,652

End of period	$52,158	$57,042

Supplemental Cash Flow Information:
Cash Paid During the Period:
Income Taxes Paid	$88	$215
Non-Cash Activity:
Deferred tax asset related to unrealized losses on Securities-available-for-sale and foreign exchange	$155	$157
Issuance of common stock to employees	$8,200	$2,765
The accompanying notes are an integral part of these consolidated financial statements.

MARKETAXESS HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Unaudited
(in thousands, except share and per share amounts)
1. Organization and Principal Business Activity
     MarketAxess Holdings Inc. (the “Company”) was incorporated in the State of Delaware on April 11, 2000. Through its subsidiaries, the Company operates an electronic, multi-dealer to client platform primarily for the trading of U.S. and European high-grade corporate bonds and sovereign and corporate bonds issued by entities domiciled in an emerging markets country. The Company facilitates transactions between its broker-dealer and institutional investor clients. The Company’s broker-dealer clients are: ABN Amro, Banc of America Securities, Barclays, Bear Stearns, BNP Paribas, Citigroup, Credit Suisse, Deutsche Bank, Dresdner Bank AG, DZ Bank AG, First Tennessee National, Goldman Sachs, HSBC, ING Financial Markets, JPMorgan, Jeffries & Company, Lehman Brothers, Merrill Lynch, Morgan Stanley, Royal Bank of Canada, The Royal Bank of Scotland, Santander Investment Securities, Société Générale, UBS and Wachovia.
     The Company’s stockholder broker-dealer clients as of January 1, 2006 included ABN Amro, Banc of America Securities, Bear Stearns, BNP Paribas, Credit Suisse, Deutsche Bank, JPMorgan, Lehman Brothers and UBS. All of these broker-dealer clients constitute related parties of the Company (together, the “Stockholder Broker-Dealer Clients”). Moneyline Telerate (“Moneyline”), which provided certain software development services to the Company and had a revenue-sharing agreement with the Company, is considered a related party for the fiscal year 2005. In February 2005, the Company ceased using the technology platform that was covered under the Moneyline revenue-sharing agreement.
     The Company’s U.S. subsidiary, MarketAxess Corporation, is a registered broker-dealer with the U.S. Securities and Exchange Commission (“SEC”) and is a member of the National Association of Securities Dealers, Inc. (“NASD”). The Company also has three international subsidiaries: MarketAxess Europe Limited (“MarketAxess Europe”), which is a registered dealer with the Financial Services Authority (“FSA”) in the United Kingdom (“U.K.”); MarketAxess Leasing Limited (collectively with MarketAxess Europe, the “U.K. Subsidiaries”); and MarketAxess Canada Limited, a Canadian subsidiary that the Company incorporated in May 2003. MarketAxess Canada Limited has applied for registration under the Securities Act of Ontario and is in the process of seeking approval for membership with the Investment Dealers Association of Canada.
2. Significant Accounting Policies
Basis of Presentation
     The consolidated financial statements include the accounts of the Company and its subsidiaries, MarketAxess Corporation, MarketAxess Europe, MarketAxess Leasing Limited and MarketAxess Canada Limited. All intercompany transactions and balances have been eliminated.
     The accompanying unaudited interim consolidated financial statements as of March 31, 2006 and for the three months ended March 31, 2006 and 2005 and notes thereto are prepared in accordance with accounting principles generally accepted in the United States of America. In the opinion of management, they reflect all adjustments necessary for a fair statement of the Company’s financial position, results of operations and cash flows. Interim results are not necessarily indicative of results expected for the full year or for any future period.
     Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the instructions to Form 10-Q and Article 10 of Regulation S-X of the federal securities laws; however, in the opinion of management, the accompanying Consolidated Financial Statements include all adjustments necessary and present fairly the financial position of MarketAxess Holdings Inc., the results of its operations and its cash flows for the periods indicated. This report should be read in conjunction with our Consolidated Financial Statements and footnotes therein included in our annual report on Form 10-K for the year ended December 31, 2005.
Cash and Cash Equivalents
     Cash and cash equivalents include cash maintained at U.S. and U.K banks and in money market funds. The Company defines cash equivalents as short-term interest-bearing investments with maturities at the time of purchase of three months or less.

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
Stock-Based Compensation for Employees
     Prior to January 1, 2006, the Company accounted for stock-based employee compensation plans in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), as permitted by Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). In accordance with APB No. 25, the Company accounted for stock-based awards to employees and director’s using the intrinsic value method. Therefore, no stock-based employee compensation cost was recognized in the Consolidated Statements of Operations.
     On December 16, 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), which is a revision of SFAS 123.
     Effective January 1, 2006, the Company adopted SFAS 123R, which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors, based on estimated fair values. SFAS 123R supersedes the Company’s previous accounting under APB 25 for periods beginning in fiscal 2006. In March 2005, the U.S. Securities and Exchange Commission issued Staff Accounting Bulletin No. 107 (“SAB 107”) relating to SFAS 123R. The Company has applied the provisions of SAB 107 in its adoption of SFAS 123R.
     The Company adopted SFAS 123R using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006. The Company’s Consolidated Financial Statements as of and for the three months ended March 31, 2006 reflect the impact of SFAS 123R. In accordance with the modified prospective transition method, the Company’s Consolidated Financial Statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123R. Stock-based compensation expense recognized under SFAS 123R for the three months ended March 31, 2006 was $739, which consisted of stock-based compensation expense related to employee stock options.

MARKETAXESS HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Unaudited (Continued)
(in thousands, except share and per share amounts)
     SFAS 123R requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. Stock-based compensation expense recognized in the Company’s Consolidated Statements of Operations for the three months ended March 31, 2006 included compensation expense for share-based payment awards granted prior to, but not yet vested as of, December 31, 2005 based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS 123 and compensation expense for the share-based payment awards granted subsequent to December 31, 2005 based on the grant date fair value estimated in accordance with the provisions of SFAS 123R. As stock-based compensation expense recognized in the Consolidated Statements of Operations for the three months ended March 31, 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. In the Company’s pro forma information required under SFAS 123 for the periods prior to fiscal 2006, the Company accounted for forfeitures as they occurred.
     On November 10, 2005, the FASB issued FASB Staff Position No. FAS 123R-3, “Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards.” The Company has elected to adopt the alternative transition method provided in the FASB Staff Position for calculating the tax effects of stock-based compensation pursuant to SFAS 123R. The alternative transition method includes simplified methods to establish the beginning balance of the additional paid-in capital pool (“APIC pool”) related to the tax effects of employee stock-based compensation, and to determine the subsequent impact on the APIC pool and Consolidated Statements of Cash Flows of the tax effects of employee stock-based compensation awards that are outstanding upon the adoption of SFAS 123R.
     Prior to the adoption of SFAS 123R, the Company presented all tax benefits of deductions resulting from the exercise of stock options as operating cash flows in the Consolidated Statements of Cash Flows. SFAS 123R requires the cash flows resulting from the tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as financing cash flows. The $613 excess tax benefit classified as a financing cash flow would have been classified as an operating cash flow if the Company had not adopted SFAS 123R.
     Had compensation expense for the Company’s plans been determined based on the fair value at the grant dates for awards to employees under the plans, consistent with SFAS No. 123R, the Company’s Net income for the three months ended March 31, 2005 would have been decreased to the pro forma amounts indicated below:

Three Months Ended
March 31, 2005
Net income
As reported	$3,057
Compensation expense, after related tax effects	(337)

Pro forma	$2,720

Basic net income per common share	$0.11
Diluted net income per common share	$0.09
Basic net income per common share — pro forma	$0.10
Diluted net income per common share — pro forma	$0.08
     In calculating the fair market value of the options granted, the following assumptions were used:

Three Months Ended
March 31, 2005
Weighted-Average Grant Date Fair Market Value of Common Stock	$14.37
Dividend Yield	0.00%
Weighted-Average Expected Life (years)	3.00
Weighted-Average Risk-Free Interest Rate	3.70%
Weighted-Average Expected Volatility	22.27%

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
Earnings Per Share
     SFAS No. 128, “Earnings Per Share,” requires the presentation of basic and diluted earnings per share (“EPS”) in the Consolidated Statements of Operations. Basic EPS is computed by dividing the net income attributable to common stock by the weighted-average number of shares of common stock outstanding for the period. Diluted EPS is computed using the same method as basic EPS, but in the denominator, shares of common stock outstanding reflect the potential dilution that could occur if convertible securities or other contracts to issue common stock were converted into or exercised for common stock.
Recent Accounting Pronouncements
     In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments.” SFAS 155 is an amendment of SFAS No. 133 and SFAS No. 140. SFAS No. 155 permits companies to elect, on a deal-by-deal basis, to apply a fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation. SFAS No. 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The Company does not expect SFAS No. 155 to have a material impact on its Consolidated Financial Statements.
     In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets.” SFAS 156 amends SFAS No. 140. SFAS No. 156 requires that all separately recognized servicing assets and servicing liabilities be initially measured at fair value. For subsequent measurements, SFAS No. 156 permits companies to choose between an amortization method or a fair value measurement method for reporting purposes. SFAS No. 156 is effective as of the beginning of a company’s first fiscal year that begins after September 15, 2006. The Company does not expect SFAS No. 156 to have a material impact on its Consolidated Financial Statements.
Reclassifications
     Certain reclassifications have been made to the prior periods’ financial statements in order to conform to the current period’s presentation. Such reclassifications had no effect on previously reported Net income.

MARKETAXESS HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Unaudited (Continued)
(in thousands, except share and per share amounts)
3. Change in Capitalization Policy
     In January 2006, the Company changed its capitalization policy for furniture, equipment and leasehold improvements, lowering the threshold for capitalizing such purchases from $10 to $2. The change was made to ensure consistency between the financial accounting and tax treatment for depreciation of furniture, equipment and leasehold improvements. For the three months ended March 31, 2006, the Company capitalized $83 that would have been expensed under the old capitalization policy.
4. Net Capital Requirements and Customer Protection Requirements
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

	As of
	March 31, 2006	December 31, 2005
Net capital	$18,649	$14,820
Required net capital	401	1,105

Excess amount over required net capital	$18,248	$13,715

Ratio of aggregate indebtedness to net capital	1.32:1	1.12:1
     MarketAxess Corporation claims exemption from SEC Rule 15c3-3, as it does not hold customer securities or funds on account, as defined.
     MarketAxess Europe is subject to certain financial resource requirements of the FSA. A summary of these financial resource requirements is as follows:

	As of
	March 31, 2006	December 31, 2005
Financial resources	$13,076	$10,907
Resource requirement	3,788	3,290

Excess financial resources	$9,288	$7,617

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

MARKETAXESS HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Unaudited (Continued)
(in thousands, except share and per share amounts)
5. Securities
     In January 2005, the Company entered into investment advisory agreements with two of its stockholder broker-dealer clients. See “Related Parties” in Footnote 9.
     The following is a summary of the Company’s Securities as of March 31, 2006 and December 31, 2005:

	As of March 31, 2006
		Gross	Gross
	Amortized	unrealized	unrealized	Fair
	cost	gains	losses	value
Securities-available-for-sale
Federal agency issues and municipal securities	$53,433	$31	$—	$53,464
Corporate Bonds	6,602		—	6,602

Total Securities-available-for-sale	$60,035	$31	$—	$60,066

	As of December 31, 2005
		Gross	Gross
	Amortized	unrealized	unrealized	Fair
	cost	gains	losses	value
Securities-available-for-sale
Federal agency issues and municipal securities	$50,122	$—	$(119)	$50,003
Corporate Bonds	10,000	—	(47)	9,953

Total Securities-available-for-sale	$60,122	$—	$(166)	$59,956

6. Furniture, Equipment and Leasehold Improvements
     Furniture, equipment and leasehold improvements, net, are comprised of the following:

	As of
	March 31, 2006	December 31, 2005
Computer software and related equipment	$13,902	$12,099
Office hardware	3,036	2,990
Furniture and fixtures	1,502	1,481
Accumulated depreciation	(14,439)	(12,842)

Total furniture and equipment, net	4,001	3,728

Leasehold improvements	2,213	2,207
Accumulated amortization	(1,359)	(1,292)

Total leasehold improvements, net	854	915

Total furniture, equipment and leasehold improvements, net	$4,855	$4,643

MARKETAXESS HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Unaudited (Continued)
(in thousands, except share and per share amounts)
7. Software Development Costs
     Software development costs, net, are comprised of the following:

	As of
	March 31, 2006	December 31, 2005
Software development costs	$11,197	$9,848
Accumulated amortization	(4,455)	(3,649)

Total software development costs, net	$6,742	$6,199

     The Company accounts for software development costs under the provisions of SOP No. 98-1. During the three months ended March 31, 2006, software development costs totaling $1,350 were capitalized. Non-capitalized software costs and routine maintenance costs are expensed as incurred and are included in Employee compensation and benefits, Technology and communications and Professional and consulting fees in the Consolidated Statements of Operations.
     In March 2005, the Company removed from its books and records capitalized software development with a cost of $10,252 that was no longer in use. Since this software was fully amortized, there was no effect in the Consolidated Statements of Operations.
8. Income Taxes
     The Company’s provision for income taxes, included in the Consolidated Statements of Operations as determined in accordance with SFAS No. 109, is as follows:

	Three Months Ended
	March 31,
	2006	2005
Current:
Federal	$13	$—
State and local	6	120
Foreign	(26)	35

Current provision for income taxes	(7)	155

Deferred:
Federal	113	1,267
State and local	71	404
Foreign	136	490

Deferred provision for income taxes	320	2,161

Provision for income taxes	$313	$2,316

     The following is a summary of the Company’s gross deferred tax asset, reduced to a net deferred tax asset by a valuation allowance:

	As of
	March 31, 2006	December 31, 2005
Deferred tax assets	$58,236	$57,949
Valuation allowance	(15,218)	(15,218)

Net deferred tax assets	43,018	42,731
Deferred tax liabilities	(2,766)	(2,927)

Deferred tax assets, net	$40,252	$39,804

MARKETAXESS HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Unaudited (Continued)
(in thousands, except share and per share amounts)
9. Related Parties
     As of and for the periods then ended, the Company had the following balances and transactions with the Stockholder Broker-Dealer Clients or their affiliates:

	As of
	March 31, 2006	December 31, 2005
Cash, cash equivalents and securities	$25,780	$46,739
Accounts receivable	6,556	6,751
Accounts payable, accrued expenses and other liabilities	85	88

	Three months ended March 31,
	2006	2005
Commissions	$8,819	$10,691
Information and user access fees	270	212
Investment income	214	201
Other income	134	102
General and administrative	15	8
     Securities provided as collateral totaled $3,764 and $3,799 as of March 31, 2006 and December 31, 2005, respectively. Of these amounts, $3,264 and $3,299, respectively, were U.S. government obligations on deposit with a related party in its role as a custodian. The remaining $500 is provided as collateral with a third party clearing broker for each respective period.
     Two Stockholder Broker-Dealer Clients acted in an investment advisory and custodial capacity for the Company. As of March 31, 2006, the securities under management by these parties had a market value of $80,372 and are included in the Consolidated Statements of Financial Condition as $20,306 in Cash and cash equivalents and $60,066 in Available-for-sale securities. For the three months ended March 31, 2006 and 2005, investment advisory fees and bank fees paid to these Stockholder Broker-Dealer Clients were $15 and $8, respectively, and are included in General and administrative expenses in the Consolidated Statements of Operations.
10. Stock-Based Compensation Plans
     During the three months ended March 31, 2006, the Company recorded stock-based compensation expense related to employee stock options of $938, which includes $739 related to the adoption of SFAS 123R. Prior to 2006, as permitted by SFAS 123, the Company accounted for stock-based payments to employees using the APB 25 intrinsic value method. During the three months ended March 31, 2005, the Company recorded stock-based compensation related to employee stock options of $400 pursuant to APB 25.
     As a result of adopting SFAS 123R on January 1, 2006, the Company’s income before income taxes and net income for the three-month period ended March 31, 2006 are $739 and $418 lower, respectively, than if it had continued to account for stock-based compensation under APB 25. Basic and diluted EPS for the three months ended March 31, 2006 would have been $0.05 and $0.04, respectively, if the Company had not adopted SFAS 123R, compared to reported basic and diluted EPS of $0.04 and $0.03, respectively.
     During the three months ended March 31, 2006 and 2005, the Company recorded compensation expense for employee restricted stock grants of $837 and $162, respectively.
Stock Options
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

MARKETAXESS HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Unaudited (Continued)
(in thousands, except share and per share amounts)
     In 2004, the Company adopted the 2004 Stock Incentive Plan (“the 2004 Plan”) to enable it to offer equity-based awards in the Company to certain of the Company’s key employees, consultants and non-employee directors. The terms of the 2004 Plan are substantially the same as those in the 2000 and 2001 Plans, except as follows: the maximum aggregate number of shares available for grant is different; the Compensation Committee (the “Committee”) has flexibility to grant stock appreciation rights, performance shares, performance units or other stock-based awards (in addition to stock options and restricted stock); and rights of first refusal and repurchase rights do not apply to awards granted under the 2004 Plan. A committee appointed by the Board of Directors, which will consist of at least two non-employee directors, has administered the 2004 Plan. With respect to the application of the 2004 Plan to non-employee directors, the entire Board of Directors will act as the committee. The 2004 Plan permits the Company to grant stock options (incentive stock options and non-qualified stock options), stock appreciation rights, restricted stock, performance shares, performance units and other stock-based awards (including, without limitation, restricted stock units) to certain key employees, consultants and non-employee directors (to the extent permitted by law), as determined by the Committee in its sole discretion. Up to 2,400,000 shares of the Company’s common stock, plus 684,802 shares of common stock transferred to the 2004 Plan from the 2000 and 2001 Plans on November 2, 2004, may be issued under the 2004 Plan (subject to adjustment to reflect certain transactions and events specified in the 2004 Plan).
     The 2004 Plan provides the Committee with authority and flexibility to determine the terms and conditions of the awards at the time of grant. The 2004 Plan is intended to constitute a plan described in Treasury Regulations Section 1.162-27(f)(1), pursuant to which the deduction limits under Section 62(m) of the Internal Revenue Code do not apply during the applicable reliance period.
     The fair value of each option award is estimated on the date of grant using the Black-Scholes-Merton closed-form model (“Black-Scholes”) that uses the assumptions noted in the following table. The Company believes that the use of the Black-Scholes model meets the fair value measurement objectives of SFAS 123R and reflects all substantive characteristics of the instruments being valued. The determination of fair value of share-based payment awards on the date of grant using an option-pricing model is affected by our stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to, the expected stock price volatility over the term of the awards and actual and projected employee stock option exercise behaviors. Expected volatilities are based on historical volatility of the Company’s stock and its selected peer group based upon the limited time the Company has been a public company. The risk-free interest rate is based on U.S. Treasury securities with a maturity value approximating the expected term of the option. The expected term of four years represents the period of time that options granted are expected to be outstanding.
     The Company allocates shares for new stock option grants from the existing Plans. Stock option grants generally vest over three years.
     The following table represents the assumptions used for the Black-Scholes option-pricing model to determine the per share weighted- average fair value for options granted during the period ended March 31, 2006:

Three Months Ended March
31, 2006,
Weighted-Average Grant Date Fair Market Value of Common Stock	$11.55
Dividend Yield	0.00%
Weighted-Average Expected Life (years)	4 years
Weighted-Average Risk-Free Interest Rate	4.52%
Weighted-Average Expected Volatility	38.23%

MARKETAXESS HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Unaudited (Continued)
(in thousands, except share and per share amounts)
The following table reports stock option activity during the three-month period ended March 31, 2006:

		Weighted-Average	Remaining
	Number of Shares	Exercise Price	Contractual Term	Intrinsic Value
Outstanding at January 1, 2006	5,168,807	$7.56		$23,772,316
Granted	853,500	$11.55		$522,845
Canceled	(89,447)	$12.77		—
Exercised	(212,359)	$2.99		$2,001,615
Outstanding at March 31, 2006	5,720,501	$8.24	7.69	$22,402,333

Exercisable at March 31, 2006	3,794,887	$6.03	6.94	$23,255,248

     The following table summarizes information regarding the stock options granted:

	As of March 31, 2006
	Options Outstanding			Options Exercisable
		Weighted-
		Average
		Remaining	Weighted-		Weighted-
		Contractual	Average	Number	Average
Range of Exercise Prices	Outstanding	Life	Exercise Price	Exercisable	Exercise Price
$2.10 — $5.00	2,674,179	6.34	$2.80	2,663,122	$2.80
$5.01 — $10.00	118,059	8.35	$9.07	59,358	$8.60
$10.01 — $15.00	2,218,176	8.98	$12.34	768,569	$13.14
$15.01 — $19.60	710,087	8.65	$15.82	303,838	$15.93
     As of March 31, 2006, there was $5,557 of total unrecognized compensation cost related to non-vested stock options granted under the Plans. That cost is expected to be recognized over a weighted-average period of three years.
Restricted Stock
     Restricted stock granted under the 2004 Plan generally vests over a period of three years. Certain grants vest after five years, but contain provisions that allow for accelerated vesting over a shorter term if defined performance criteria are met. Compensation expense is measured at the grant date and recognized ratably over the vesting period. The Company considers the likelihood of meeting the performance criteria in determining the amount to expense on a periodic basis.
     The following table reports restricted stock activity during the three-month period ended March 31, 2006:

	Number of	Weighted-Average
	Restricted Shares	Grant Date Fair Value
Outstanding at January 1, 2006	189,000	15.34
Granted	669,000	12.28
Canceled	(666)	15.60
Exercised	(35,409)	15.34

Outstanding at March 31, 2006	821,925	12.78

     As of March 31, 2006, there was $8,851 million of total unrecognized compensation expense related to non-vested restricted stock granted under the 2004 Plan. That cost is expected to be recognized over a weighted-average period of 2.91 years.
11. Earnings Per Share
     SFAS No. 128, “Earnings Per Share,” requires the presentation of basic and diluted EPS in the Consolidated Statements of Operations. Basic EPS is computed by dividing the net income attributable to common stock by the weighted-average number of shares of common stock outstanding for the period. Diluted EPS is computed using the same method as basic EPS, but in the denominator, shares of common stock outstanding reflect the potential dilution that could occur if convertible securities or other contracts to issue common stock were converted into or exercised for common stock.

MARKETAXESS HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Unaudited (Continued)
(in thousands, except share and per share amounts)
Basic and diluted EPS were as follows:

	Three Months Ended March 31,
	2006	2005
Basic EPS
Net income	$1,086	$3,057
Weighted-average common shares outstanding	29,814	27,428
Net income per common share	$0.04	$0.11

Diluted EPS
Net income	$1,086	$3,057
Weighted-average common shares outstanding and common stock equivalents	35,673	35,483
Net income per common share	$0.03	$0.09
12. Commitments and Contingencies
     The Company leases office space under non-cancelable lease agreements expiring at various dates through 2011. These leases are subject to escalation based on certain costs incurred by the landlord.
     Minimum rental commitments under such leases, net of sublease income and restated for the foreign exchange rate at March 31, 2006, are as follows:

Year Ended December 31,	Minimum Rentals
Remaining 2006	$1,653
2007	2,154
2008	2,154
2009	2,154
2010	1,215
Thereafter through 2015	4,015
     The rental expense for the three months ended March 31, 2006 and 2005 was $576 and $391, respectively, which is included in General and administrative expenses in the Consolidated Statements of Operations.
     The Company has a sublease agreement for one of its properties. The following table summarizes information regarding the sublease provisions:

				Sublease Loss Provision as of:
	Commencement	Termination	Sublease	March 31,	December 31,
Location	Date	Date	Rental	2006	2005
New York, NY	February 1, 2002	April 30, 2006	$71	$—	$—
	May 1, 2006	April 14, 2011	77	1,055	1,344
     Between May 2002 and May 2005, the Company also had a sublease agreement for its London property. The sublessee exercised its early termination option as provided in the agreement and paid the Company’s U.K. subsidiary an early termination fee of $225 in May 2005. The Company now occupies the space.
     The Company is contingently obligated for standby letters of credit that were issued to landlords for office space. The Company uses a U.S. government obligation as collateral for these standby letters of credit and for the Company’s foreign currency forward contracts. In addition, $500 is provided as collateral with a clearing broker. This collateral is included in Securities and cash provided as collateral on the Consolidated Statements of Financial Condition that had a fair market value as of March 31, 2006 and December 31, 2005 of $3,764 and $3,799, respectively.

MARKETAXESS HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Unaudited (Continued)
(in thousands, except share and per share amounts)
13. Comprehensive Income
     Comprehensive income was as follows:

	Three Months Ended March 31,
	2006	2005
Net income	$1,086	$3,057
Currency translation adjustments, net of taxes	38	(76)
Unrealized gains (losses) on Securities-available-for-sale, net of taxes	18	(60)

Total Comprehensive income	$1,142	$2,921

Table of Contents
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward-Looking Statements
     This report contains certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements may be identified by words such as “expects,” “intends,” “anticipates,” “plans,” “believes,” “seeks,” “estimates,” “will,” or words of similar meaning and include, but are not limited to, statements regarding the outlook for our future business and financial performance. Forward-looking statements are based on management’s current expectations and assumptions, which are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict. It is routine for our internal projections and expectations to change as the year or each quarter in the year progresses, and therefore it should be clearly understood that the internal projections and beliefs upon which we base our expectations may change prior to the end of each quarter or the year. Although these expectations may change, we are under no obligation to revise or update any forward-looking statements contained in this report. Our company policy is generally to provide our expectations only once per quarter, and not to update that information until the next quarter. Actual future events or results may differ materially from those contained in the projections or forward-looking statements. Factors that could cause or contribute to such differences include those discussed below and elsewhere in this report, particularly in the section captioned Part II, Item 1A, “Risk Factors.”
Executive Overview
     MarketAxess operates one of the leading platforms for the electronic trading of corporate bonds and certain other types of fixed-income securities. Through our platform, 675 active institutional investor client firms (firms that executed at least one trade through our electronic trading platform between April 2005 and March 2006) can access the aggregate liquidity provided by the collective interest of our 25 broker-dealer clients in buying or selling bonds through our platform. Our active institutional investor clients include investment advisers, mutual funds, insurance companies, public and private pension funds, bank portfolios and hedge funds. We also provide data and analytical tools that help our clients make trading decisions and we facilitate the trading process by electronically communicating order information between trading counterparties. Our revenues are primarily generated from the trading of U.S. and European high-grade corporate bonds.
     Our multi-dealer trading platform allows our institutional investor clients to simultaneously request competing, executable bids or offers from our broker-dealer clients and execute trades with the broker-dealer of their choice from among those that choose to respond. We offer our broker-dealer clients a solution that enables them to efficiently reach our institutional investor clients for the distribution and trading of bonds. In addition to U.S. high-grade corporate bonds, European high-grade corporate bonds and emerging markets bonds, including both investment-grade and non-investment grade debt, we also offer our clients the ability to trade crossover and high-yield bonds, agency bonds, new issues and credit default swap indices.
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
     We seek to grow and diversify our revenues by capitalizing on our status as the operator of a leading platform for the electronic trading of corporate bonds and certain other types of fixed-income securities. The key elements of our strategy are:
•	to innovate and efficiently add new functionality and product offerings to the MarketAxess platform that we believe will help to increase our market share with existing clients, as well as expand our client base;

•	to leverage our technology, as well as our strong broker-dealer and institutional investor relationships, to deploy our electronic trading platform into additional product and client segments within the fixed-income securities markets;

•	to continue building our existing service offerings so that our electronic trading platform is fully integrated into the workflow of our broker-dealer and institutional investor clients and to continue to add functionality to allow our clients to achieve a fully automated end-to-end straight-through processing solution (automation from trade initiation to settlement);

•	to add new content and analytical capabilities to Corporate BondTicker™ in order to improve the value of the information we provide to our clients; and

•	to continue to supplement our internal growth by entering into strategic alliances, or acquiring businesses or technologies that

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
     Competitive Landscape
     The global fixed-income securities industry generally, and the electronic financial services markets in which we operate in particular, are highly competitive, and we expect competition to intensify in the future. We will continue to compete with bond trading conducted directly between broker-dealers and their institutional investor clients over the telephone or electronically. In addition, our current and prospective competitors are numerous and include: other multi-dealer trading companies; market data and information vendors; securities and futures exchanges; inter-dealer brokerage firms; and electronic communications networks not currently in the securities business. We believe that we compete favorably with respect to: the liquidity provided on our platform; the magnitude and frequency of price improvement enabled by our platform; the quality and speed of execution; total transaction costs; technology capabilities, including the ease of use of our trading platform; and the range of products and services.
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
     We believe that overall corporate bond market trading volume is affected by various factors including the absolute levels of interest rates, the direction of interest rate movements, the level of new issues of corporate bonds and the volatility of corporate bond spreads versus U.S. Treasury securities. Because a significant percentage of our revenue is tied directly to the volume of securities traded on our platform, it is likely that a general decline in trading volumes, regardless of the cause of such decline, would reduce our revenues and have a significant negative impact on profitability.
Commission Revenue Trends
     Commissions are generally calculated as a percentage of the notional dollar volume of bonds traded on our platform and vary based on the type and the maturity of the bond traded.
     On June 1, 2005, we introduced a new fee plan primarily for secondary market transactions in U.S. high-grade corporate bonds executed on our electronic trading platform. As of March 31, 2006 17 of our U.S. high-grade broker-dealer clients have signed new two-year agreements that supersede the fee arrangements that we entered into with many of our broker-dealer clients during the third quarter of 2003. The new plan incorporates higher fixed monthly fees and lower variable fees for our broker-dealer clients than the previous U.S high-grade corporate transaction fee plans and incorporates volume incentives to our broker-dealer clients that are designed to increase the volume of transactions effected on our platform. Under the new fee plan, the Company electronically adds the variable fee to the spread quoted by the broker-dealer client but does not charge for inquiries that an institutional investor client sends to a single broker-dealer client. The combination of higher fixed and lower variable fees in the new plan results in higher revenue to the Company at lower volume levels but will limit revenue growth in the future for U.S high-grade corporate bond trading as volume levels increase.
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
     In September 2005, the Company launched electronic credit default swap index trading on its platform and charges commissions to both broker-dealer and institutional clients calculated as a percentage of the notional volume of transactions traded. Broker-dealer clients are able to select between standard fee schedules that contain monthly minimum commissions and, in some cases, monthly fee caps.
     Commissions for other products generally vary based on the type and the maturity of the bond traded. Factors that we consider when setting commission rates include those charged by inter-dealer brokers in the respective markets, average bid-offer spreads in the products we serve and transaction costs through alternative channels including the telephone.
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
Expense Trends
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
     We anticipate expense growth in the future, notably in employee compensation and benefits, professional and consulting fees, and general and administrative expenses but we believe that operating leverage can be achieved by increasing volumes in existing products and adding new products without substantial additions to our infrastructure.
     Effective January 1, 2006, the Company adopted SFAS 123R, which requires the measurement and recognition of compensation expense for all stock-based payment awards made to employees and directors, based on estimated fair values. SFAS 123R supersedes the Company’s previous accounting under APB 25 for periods beginning in fiscal 2006. In March 2005, the U.S. Securities and Exchange Commission issued Staff Accounting Bulletin No. 107 (“SAB 107”) relating to SFAS 123R. The Company has applied the provisions of SAB 107 in its adoption of SFAS 123R.
     The Company adopted SFAS 123R using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006. The Company’s Consolidated Financial Statements as of and for the three months ended March 31, 2006 reflect the impact of SFAS 123R. In accordance with the modified prospective transition method, the Company’s Consolidated Financial Statements for prior periods have not been restated to reflect, and do not include the impact of SFAS 123R. Stock-based compensation expense recognized under SFAS 123R for the three months ended March 31, 2006 was $0.7 million, which consisted of stock-based compensation expense related to employee stock options.
     SFAS 123R requires companies to estimate the fair value of stock-based payment awards on the date of grant using an option-pricing model. The Company believes that the use of the Black-Scholes model meets the fair value measurement objectives of SFAS 123R and reflects all substantive characteristics of the instruments being valued. The determination of fair value of share-based payment awards on the date of grant using an option-pricing model is affected by our stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to, the expected stock price volatility over the term of the awards and actual and projected employee stock option exercise behaviors. Expected volatilities are based on historical volatility of the Company’s stock and its selected peer group based upon the limited time the Company has been a public company. The risk-free interest rate is based on U.S. Treasury securities with a maturity value approximating the expected term of the option. The expected term of four years represents the period of time that options granted are expected to be outstanding. The value of the portion of the award that is ultimately expected to vest is recognized as expense in the Company’s Consolidated Statements of Operations over the requisite service periods.
     Stock-based compensation expense recognized in the Company’s Consolidated Statements of Operations for the three months ended March 31, 2006 included compensation expense for stock-based payment awards granted prior to, but not yet vested as of December 31, 2005 based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS 123 and compensation expense for the stock-based payment awards granted subsequent to December 31, 2005 based on the grant date fair value estimated in accordance with the provisions of SFAS 123R. As stock-based compensation expense recognized in the Consolidated Statements of Operations for the three months ended March 31, 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. In the Company’s pro forma information required under SFAS 123 for the periods prior to fiscal 2006, the Company accounted for forfeitures as they occurred.
     As of March 31, 2006, there was $5.6 million of total unrecognized compensation cost related to non-vested stock options granted under the Plans. That cost is expected to be recognized over a weighted-average period of three years.
     If factors change and we employ different assumptions in the application of SFAS 123R in future periods, the compensation expense we record under SFAS 123R may differ significantly from that recorded in the current period.
Results of Operations
     Three Months Ended March 31, 2006 Compared to Three Months Ended March 31, 2005
Overview
     For the three months ended March 31, 2006, Income before taxes decreased by $4.0 million or 74.0% to $1.4 million compared to Income before taxes of $5.4 million for the three months ended March 31, 2005. Net income decreased by $2.0 million to $1.1 million for the three months ended March 31, 2006 compared to Net income of $3.1 million for the three months ended March 31, 2005.
     Total revenues decreased by $1.0 million or 4.5% to $20.3 million for the three months ended March 31, 2006 from $21.3 million for the three months ended March 31, 2005. This decrease in total revenues was primarily due to a 5.2% decline in the total volume of bonds traded on our platform, to $84.5 billion for the three months ended March 31, 2006 from $89.2 billion for the comparable period in 2005.
     Total expenses for the first quarter of 2006 increased 18.9% to $18.9 million, compared to $15.9 million in the first quarter of 2005. This increase in total expenses was primarily due to increases in employee compensation and benefits of $1.0 million, $0.7 million in general and administrative expense, $0.7 million in professional and consulting fees and $0.4 million in technology and communications. Employee compensation and benefit expenses for the first quarter of 2006 include $0.7 million of stock option costs following the adoption of SFAS 123R.
Revenues
     Our revenues for the three months ended March 31, 2006 and March 31, 2005, and the resulting dollar and percentage change, are as follows:

	Three months ended March 31,
	2006		2005
		% of		% of
	$	Revenues	$	Revenues	$ Change	% Change
	($ in thousands)
Revenues
Commissions
U.S. high-grade	$11,029	54.2%	$12,518	58.8%	$(1,489)	(11.9)%
European high-grade	4,338	21.3	4,401	20.6	(63)	(1.4)
Other	2,120	10.4	1,734	8.1	386	22.3

Total commissions	17,487	85.9	18,653	87.5	(1,166)	(6.3)
Information and user access fees	1,359	6.7	1,035	4.9	324	31.3
License fees	281	1.4	780	3.7	(499)	(64.0)
Investment income	962	4.7	600	2.8	362	60.3
Other	251	1.3	240	1.1	11	4.6

Total revenues	$20,340	100.0%	$21,308	100.0%	$(968)	(4.5)%

     We have historically earned a substantial portion of our commissions and overall revenues from broker-dealer clients that are (or whose affiliates are) our stockholders. The percentage of our revenues derived from our broker-dealer clients that are also our stockholders has been declining. For the three months ended March 31, 2006, the percentage has decreased to 46.4% from 52.7% for the three months ended March 31, 2005. Affiliates of most of our broker-dealer clients are also among our institutional investor clients. A table detailing the amount of revenues generated by nine broker-dealer clients that were also our stockholders as of January 1, 2006 (ABN Amro, Banc of America Securities, Bear Stearns, BNP Paribas, Credit Suisse, Deutsche Bank, JPMorgan, Lehman Brothers and UBS), and their respective affiliates, as well as the corresponding percentage of total revenues, is provided below for the three months ended March 31, 2006 and 2005.

	Three months ended March 31,
	2006	2005
	($ in thousands)
Total revenues generated by Stockholder Broker-Dealer Clients and their respective affiliates
Commissions	$8,819	$10,691
Information and user access fees.	270	212
Investment income	214	201
Other	134	102

Total revenues generated by Stockholder Broker-Dealer Clients and their respective affiliates	$9,437	$11,206

Percentage of total revenues generated by Stockholder Broker-Dealer Clients and their respective affiliates
Commissions	50.4%	57.3%
Information and user access fees	19.9%	20.6%
Investment income	22.2%	33.6%
Other	53.4%	42.6%
Percentage of total revenues generated by Stockholders Broker-Dealer Client and their respective affiliates	46.4%	52.7%
     Commissions. Commissions are generally calculated as a percentage of the notional dollar volume of bonds traded on our platform and vary based on the type and the maturity of the bond traded. The commission rates are generally set at levels that are based on a number of factors, including fees charged by inter-dealer brokers in the respective markets, average bid-offer spreads in the products we offer, transaction costs though alternative channels including the telephone and the trading volume executed through our platform by the broker-dealer completing the trade. Under our transaction fee plans, bonds that are more actively traded or that have shorter maturities are generally charged lower commissions, while bonds that are less actively traded or that have longer maturities generally command higher commissions.
     Total commissions decreased by $1.2 million or 6.3% to $17.5 million for the three months ended March 31, 2006 from $18.7 million for the comparable period in 2005.
     U.S. high-grade commissions decreased by $1.5 million or 11.9% to $11.0 million for the three months ended March 31, 2006 from $12.5 million for the comparable period in 2005. The lower commissions resulted from a decrease in U.S. high-grade volume of $8.8 billion or 16.1% from $54.8 billion for the three months ended March 31, 2005 to $45.9 billion for the three months ended March 31, 2006. The decrease in volumes was partially offset by an increase in the average U.S. high-grade fee from $229 per million for the three months ended March 31, 2005 to $240 per million for the three months ended March 31, 2006. The fixed monthly U.S. high-grade fees increased to $7.2 million for the three months ended March 31, 2006 compared to $4.8 million for the three months ended March 31, 2005. For the three months ended March 31, 2006, the variable transaction fee excluding single-dealer inquiries was $95 per million.
     European high-grade commissions decreased by $0.1 million or 1.4% to $4.3 million from $4.4 million for the comparable period in 2005. The lower commissions resulted from a decrease in the average European high-grade fee from $192 per million for the three months ended March 31, 2005 to $181 per million for the three months ended March 31, 2006, resulting from an amendment to our standard fee schedules in June 2005 and an increase in the volume of transactions that have lower fees per million. The decrease in the average fee per million was partially offset by an increase in European high-grade volume of $1.1 billion or 4.7% from $22.9 billion for the three months ended March 31, 2005 to $24.0 billion for the three months ended March 31, 2006.
     Other commissions increased by $0.4 million or 22.3% to $2.1 million from $1.7 million for the comparable period in 2005. Other volumes increased by $3.1 billion or 26.6% from $11.5 billion for the three months ended March 31, 2006 to $14.6 billion for the three months ended March 31, 2006. Other fees per million decreased from $150 per million for the three months ended March 31, 2005 to $145 per million for the three months ended March 31, 2006, resulting from a change in the mix of business.

     Our trading volume and average fees per million traded for the three months ended March 31, 2006 and 2005 are as follows:

	Three months ended March 31,
	2006	2005
Trading Volume Data (in billions)
U.S. high-grade	$40.6	$54.8
European high-grade	24.0	22.9
Other	14.6	11.5

Sub Total	$79.2	$89.2
Single-Dealer Inquiries	5.3	—

Total	$84.5	$89.2

	Three months ended March 31,
	2006	2005
Commissions (in thousands)
U.S. high-grade	$11,029	$12,518
European high-grade	4,338	4,401
Other	2,120	1,734

Total	$17,487	$18,653

	Three months ended March 31,
	2006	2005
Average Fee Per Million Traded
U.S. high-grade	$240	$229
European high-grade	$181	$192
Other	$145	$150

Average Fee Per Million Traded For All Products, Excluding Single-Dealer Inquiries	$221	$209
Average Fee Per Million Traded For All Products, Including Single-Dealer Inquiries	$207	209

Number of U.S. Trading Days	62	61
Number of U.K. Trading Days	64	62
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
     The following table shows the extent to which the changes in revenue for the three months ended March 31, 2006 were attributable to decreases in volumes, reductions in the average level of commissions charged and other factors not related to commission revenues:

Change from Prior
Three Months
Three Months Ended
March 31, 2006
(in thousands)
Volume decreases	$(976)
Average fee reductions	(190)

Increase in Information Services	324
Decrease in License Fees	(499)
Increase in Investment Income	362
Other	11

Total revenue increase	$(968)

     Our active institutional investor clients and broker-dealer clients as of March 31, 2006 and March 31, 2005 are as follows:

	As of March 31,
	2006	2005
Institutional Investor Clients:
U.S.	441	385
Europe	234	186

Total	675	571

Broker-Dealer Clients	25	22

     Information and User Access Fees. Information and user access fees consist of: fees charged for Corporate BondTicker to our broker-dealer clients, institutional investor clients and data-only subscribers; and monthly access fees charged to institutional investor clients for the use of our platform. Information and user access fees increased by $0.3 million or 31.3% to $1.4 million for the three months ended March 31, 2006 from $1.0 million for the three months ended March 31, 2005. This increase was primarily due to an increase in the number of subscribers to our Corporate BondTicker service.
     License Fees. License fees consist of fees received from broker-dealer clients for access to our trading platform through a non- exclusive and non-transferable license. The license fee is a one-time fee and is recognized in the first three months of the agreement in the estimated amount of the set-up costs that we incur and the remaining amount is amortized over the initial term of the agreement, which is generally three years. License fees decreased by $0.5 million or 64.0% to $0.3 million for the three months ended March 31, 2006 from $0.8 million for the three months ended March 31, 2005. This decrease was attributable to a decline in the amortization of previously received license fees with no offset from new dealers joining the platform during the quarter ended March 31, 2006 as all major dealers are now utilizing the platform and fewer remain as potential additions.
     Investment Income. Investment income consists of income earned on our investments. Investment income increased by $0.4 million or 60.3% to $1.0 million for the three months ended March 31, 2006 from $0.6 million for the comparable period in 2005. This increase was due to higher Securities balances and a rise in interest rates during the three months ended March 31, 2006 compared to the comparable period in 2005.
     Other. Other revenues consist of telecommunications line charges to broker-dealer clients and other miscellaneous revenues. Other revenues were $0.3 and $0.2 million for the three months ended March 31, 2006 and 2005 respectively.
Expenses
     Our expenses for the three months ended March 31, 2006 and March 31, 2005, and the resulting dollar and percentage change, are as follows:

	Three months ended March 31,
	2006		2005
		% of		% of
	$	Revenues	$	Revenues	$ Change	% Change
	($ in thousands)
Expenses
Employee compensation and benefits	$10,283	50.6%	$9,244	43.4%	$1,039	11.2%
Depreciation and amortization	1,685	8.3	1,225	5.7	460	37.6
Technology and communications	2,052	10.1	1,625	7.6	427	26.3
Professional and consulting fees	2,551	12.5	1,894	8.9	657	34.7
Marketing and advertising	378	1.9	693	3.3	(315)	(45.5)
Moneyline revenue share	—	—	(50)	—	50	—
General and administrative	1,992	9.8	1,304	6.1	688	52.8

Total expenses	$18,941	93.1%	$15,935	75.0%	$3,006	18.9%

     Employee Compensation and Benefits. Employee compensation and benefits is comprised of salaries, stock compensation costs, other incentive compensation, related employee benefits and payroll taxes. Employee compensation and benefits increased by $1.0 million or 11.2% to $10.3 million for the three months ended March 31, 2006 from $9.2 million for the three months ended March 31, 2005. This increase was primarily due to the adoption of SFAS 123R, which requires the expensing of stock options as they vest, and increased salary expense. For the three months ended March 31, 2006, the Company recognized $0.7 million in additional compensation expense related to SFAS 123R. The total number of employees increased to 189 as of March 31, 2006 from 173 as of March 31, 2005.

     Depreciation and Amortization. Depreciation and amortization expense results from the depreciation of fixed assets, which consist of computer hardware, furniture and fixtures, and the amortization of software, capitalized software development costs and leasehold improvements. Depreciation and amortization expense increased by $0.5 million or 37.6% to $1.7 million for the three months ended March 31, 2006 from $1.2 million for the three months ended March 31, 2005 as a result of increased depreciation of computer hardware primarily relating to our new disaster recovery facility, which went into production in May 2005. For the three months ended March 31, 2006, we capitalized $1.4 million of software development costs compared to $0.6 million for the comparable period in 2005.
     Technology and Communications. Technology and communications expense consists primarily of costs for our network connections, data center hosting costs and data feeds provided by outside vendors and service providers. Technology and communications expense increased by $0.4 million or 26.3% to $2.1 million for the three months ended March 31, 2006 from $1.6 million for the three months ended March 31, 2005. This increase was attributable to increased market data expense as well as increased data center hosting costs resulting from our upgraded disaster recovery facility, which went into production in May 2005.
     Professional and Consulting Fees. Professional and consulting fees consist of fees paid for accounting and legal fees, information technology and non-information technology consultants costs. Professional and consulting fees increased by $0.7 million or 34.7% to $2.5 million for the three months ended March 31, 2006 from $1.9 million for the three months ended March 31, 2005. This increase was primarily due to additional audit and tax services.
     Marketing and Advertising. Marketing and advertising expense consists primarily of print and other advertising expenses we incur to promote our products and services. This expense also includes costs associated with attending or exhibiting at industry-sponsored seminars, conferences and conventions. Also included in this expense are travel and entertainment expenses incurred by our sales force to promote our trading platform and information services. Marketing and advertising expense decreased by $0.3 million or 45.5% to $0.4 million for the three months ended March 31, 2006 from $0.7 million for the three months ended March 31, 2005. This decrease was attributable to a general reduction in marketing and advertising expenditures.
     General and Administrative. General and administrative expense consists primarily of occupancy and utilities, general travel and entertainment, staff training, board of directors costs and various state franchise and U.K. value-added taxes. General and administrative expense increased by $0.7 million or 52.8% to $2.0 million for the three months ended March 31, 2006 from $1.3 million for the comparable period in 2005. This increase was due to higher occupancy expenses, board of directors costs and U.K. value-added taxes.
Provision for Income Tax
     For the three months ended March 31, 2006, we recorded an income tax provision of $0.3 million. The provision consists principally of $0.1 million in federal taxes, $0.1 million in state and local taxes and $0.1 million in foreign taxes.
     For the three months ended March 31, 2005, we recorded an income tax provision of $2.3 million. The provision consists principally of $1.3 million in federal taxes, $0.5 million in state and local taxes and $0.5 million in foreign taxes.
     For the three months ended March 31, 2006 and 2005, with the exception of the payment of certain state and local taxes, the provision for income taxes was a non-cash expense since the Company had available net operating loss carryforwards and tax credits to offset the cash payment of taxes.
     Our consolidated effective tax rate can vary from period to period depending on, among other factors, the geographic and business mix of our earnings.
Critical Accounting Policies and Estimates
     On January 1, 2006 we adopted SFAS 123R, as disclosed in more detail in “Expense Trends” in this Management’s Discussion and Analysis of Financial Condition and Results of Operations.
     In January 2006, the Company changed its capitalization policy for furniture, equipment and leasehold improvements, lowering the threshold for capitalizing such purchases from $10,000 to $2,000. The change was made to ensure consistency between the financial accounting and tax treatment for these purchases. For the three months ended March 31, 2006, the Company capitalized $83,000 that would have been expensed under the old capitalization policy.
     There were no other significant changes to our critical accounting policies and estimates during the three months ended March 31, 2006, as compared to those we disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations

included in our Annual Report on Form 10-K for the year ended December 31, 2005.
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
Liquidity and Capital Resources
     Our cash flows for the periods presented below were as follows:

	Three months ended March 31,
	2006	2005
	(In thousands)
Net cash (used in) operating activities	$(4,819)	$(3,791)
Net cash (used in) investing activities	(2,497)	(36,764)
Net cash provided by financing activities	1,247	21
Effect of exchange rate differences	38	(76)

Net decrease for the period	$(6,031)	$(40,610)

Operating Activities
     Net cash used in operating activities was $4.8 million and $3.8 million for the three months ended March 31, 2006 and 2005, respectively.
     Net cash used in operating activities of $4.8 million for the three months ended March 31, 2006 consisted of net income of $1.1 million, adjusted for non-cash charges, primarily consisting of $0.4 million of deferred taxes, charges of $1.7 million for depreciation and amortization and $2.0 million for compensation expense related to issuance of stock options and restricted stock to employees, directors and consultants. These non-cash charges were offset by a decrease in cash used for working capital of $9.2 million, primarily as a result of the payment of annual incentive bonuses of $11.0 million in January 2006.
     Net cash used in operating activities of $3.8 million for the three months ended March 31, 2005 consisted of net income of $3.1 million, adjusted for non-cash charges, primarily consisting of charges of $1.0 million for depreciation and amortization and $0.6 million for compensation expense related to issuance of stock options and restricted stock to employees, directors and consultants. These non-cash charges were offset by a decrease in cash used for working capital of $10.5 million, primarily as a result of the payment of annual incentive bonuses of $10.9 million in January 2005.
Investing Activities
     Net cash used in investing activities was $2.5 million and $36.8 million for the three months ended March 31, 2006 and 2005, respectively.
     Net cash used in investing activities of $2.5 million for the three months ended March 31, 2006 consisted of purchases of furniture, equipment and leasehold improvements of $1.1 million and capitalization of software development costs of $1.4 million.
     Net cash used in investing activities of $36.8 million for the three months ended March 31, 2005 consisted of investment of our proceeds from our initial public offering into $27.9 million in Securities available-for-sale and $13.9 million in Securities held-to-maturity, proceeds from maturities of short-term investments of $5.8 million, purchases of furniture, equipment and leasehold improvements of $0.1 million and capitalization of software development costs of $0.6 million.
Financing Activities
     Net cash provided by financing activities was $1.2 million and $20,000 for the three months ended March 31, 2006 and 2005, respectively.

Financing activities in 2006 and 2005 primarily consisted of proceeds from the exercise of stock options.
     Past trends of cash flows are not necessarily indicative of future cash flow levels. A decrease in cash flows may have a material adverse effect on our liquidity, business and financial condition.
Other Factors Influencing Liquidity and Capital Resources
     At March 31, 2006, we had Cash and cash equivalents of $52.2 million, a decrease of $6.0 million compared to December 31, 2005. The decrease in Cash and cash equivalents is primarily the result of the payment of annual incentive bonuses in January 2006. As of March 31, 2006, Cash and cash equivalents represented 28.2% of our total assets, compared to 30.6% at December 31, 2005.
     We are dependent on our broker-dealer clients, nine of which were also our stockholders as of January 1, 2006, who are not restricted from buying and selling fixed-income securities, directly or through their own proprietary or third-party platforms, with institutional investors. None of our broker-dealer clients is contractually or otherwise obligated to continue to use our electronic trading platform. The loss of, or a significant reduction in the use of our electronic platform by, our broker-dealer clients could reduce our cash flows, affect our liquidity and have a material adverse effect on our business, financial condition and results of operations.
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
     Our two major operating subsidiaries are MarketAxess Corporation and MarketAxess Europe Limited. MarketAxess Corporation is a registered broker-dealer in the U.S. and MarketAxess Europe Limited is a registered alternative trading system in the U.K. As such, they are subject to minimum regulatory capital requirements imposed by their respective market regulators that are intended to ensure general financial soundness and liquidity based on certain minimum capital requirements. The U.S. and the U.K. regulations prohibit a registered broker-dealer from repaying borrowings from its parent or affiliates, paying cash dividends, making loans to its parent or affiliates or otherwise entering into transactions that result in a significant reduction in its regulatory net capital position without prior notification to or approval from its principal regulator. The capital structures of our broker-dealer subsidiaries are designed to provide each with capital and liquidity consistent with its business and regulatory requirements. As of March 31, 2006, MarketAxess Corporation had net capital of $18.6 million, which was $18.2 million in excess of its required minimum net capital of $0.4 million. MarketAxess Europe Limited had financial resources, as defined by the FSA, of $13.1 million, which was $9.3 million in excess of its required financial resources of $3.8 million.
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
     Our interest income from money market instruments, U.S. Treasury obligations and various securities was $1.0 million for the three months ended March 31, 2006. Fluctuations in interest income are attributable to changes in our cash balances or holdings of U.S. Treasury securities and fluctuations in interest rates received on those balances or securities.
     Derivative Risk
     Our limited derivative risk stems from our activities in the foreign currency forward contract market. We use this market to mitigate our U.S. dollar versus Pound Sterling exposure that arises from the activities of our U.K. subsidiaries. As of March 31, 2006, the notional value of our foreign currency forward contracts was $14.4 million with an unrealized gain of $.06 million. We do not speculate in any derivative instruments.
Item 4. Controls and Procedures
     (a) Evaluation of Disclosure Controls and Procedures. Our management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our “disclosure controls and procedures,” as that term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of March 31, 2006. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective to ensure that information required to be disclosed by MarketAxess in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and to ensure that information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
     (b) Changes in Internal Control Over Financial Reporting. There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2006 identified in connection with the evaluation thereof by our management, including the Chief Executive Officer and Chief Financial Officer, that materially affected, or are reasonably likely to affect, our internal control over financial reporting.

PART II — Other Information
Item 1. Legal Proceedings
     We are not currently a party to any material legal proceedings. We may be subject to various claims and legal actions arising in the ordinary course of business.
Item 1A. Risk Factors
     Risks that could have a negative impact on our business, results of operations and financial condition include: our dependence on our broker-dealer clients, nine of which were also our stockholders as of January 1, 2006; the level and intensity of competition in the fixed-income electronic trading industry and the pricing pressures that may result; the variability of our growth rate; our limited operating history; the level of trading volume transacted on the MarketAxess platform; potential fluctuations in our operating results which may cause our stock price to decline; the absolute level and direction of interest rates and the corresponding volatility in the corporate fixed-income market; our ability to develop new products and offerings and the market’s acceptance of those products; technology failures, security breaches or rapid technology changes that may harm our business; our ability to enter into strategic alliances and to acquire other businesses and successfully integrate them with our business; extensive government regulation; continuing international expansion that may present economic and regulatory challenges; and our future capital needs and our ability to obtain capital when needed. This list is intended to identify only certain of the principal factors that could have a material adverse impact on our business, results of operations and financial condition. A more detailed description of each of these and other important risk factors can be found under the caption “Risk Factors” in our most recent Form 10-K, filed on March 14, 2006.
     There are no material changes to the risk factors described in the Form 10-K.
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

MARKETAXESS HOLDINGS INC.

Date: May 10, 2006	By:	/s/ RICHARD M. MCVEY

Richard M. McVey
President and Chief Executive Officer
(principal executive officer)

Date: May 10, 2006	By:	/s/ JAMES N.B. RUCKER

James N. B. Rucker
Chief Financial Officer
(principal financial and accounting officer)