Form 10-Q/A
period 2006-03-31
MARKETAXESS HOLDINGS INC
filed 2006-06-15
CIK 1278021

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q/A
(Amendment No. 1)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2006
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number: 0-50670
MARKETAXESS HOLDINGS INC.

(Exact Name of Registrant as Specified in Its Charter)

DELAWARE	52-2230784

(State or Other Jurisdiction of	(IRS Employer Identification No.)
Incorporation or Organization)

140 Broadway, 42nd Floor
New York, New York	10005

(Address of Principal Executive Offices)	(Zip Code)
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

PART II. OTHER INFORMATION
Item 6. Exhibits
SIGNATURES
EXHIBIT INDEX
EX-31.1: CERTIFICATION
EX-31.2: CERTIFICATION

EXPLANATORY NOTE
     We are amending our Form 10-Q for the quarter ended March 31, 2006 to revise the officer certifications set forth in Exhibits 31.1 and 31.2 to reflect the language exactly as set forth in Item 601(b)(31) of Regulation S-K.

2

PART II. OTHER INFORMATION
Item 6. Exhibits
     Exhibit Listing

Number	Description

31.1	Certification by Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

3

SIGNATURES
Pursuant to the requirements of the Securities Act of 1933, as amended, the registrant has duly caused this Form 10-Q/A to be signed on its behalf by the undersigned, thereunto duly authorized.

MARKETAXESS HOLDINGS INC.
Date: June 15, 2006	By:	/s/ RICHARD M. MCVEY
Richard M. McVey
President and Chief Executive Officer (principal executive officer)

Date: June 15, 2006	By:	/s/ JAMES N.B. RUCKER
James N. B. Rucker
Chief Financial Officer (principal financial and accounting officer)

EXHIBIT INDEX

EXHIBIT

31.1	Certification by Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002