Form 10-Q
period 2006-06-30
MARKETAXESS HOLDINGS INC
filed 2006-08-07
CIK 1278021

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT of 1934
For the quarterly period ended June 30, 2006
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
     Indicated by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     At August 2, 2006, the number of shares of the Registrant’s voting common stock outstanding was 28,463,059 and the number of shares of the Registrant’s non-voting common shares was 3,550,696.

MARKETAXESS HOLDINGS INC.
FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2006

PART I — Financial Information
Item 1. Financial Statements
MARKETAXESS HOLDINGS INC.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	June 30,	December 31,
	2006	2005
	(Unaudited)
	(In thousands, except
	share and per share
	amounts)
ASSETS
Cash and cash equivalents	$51,291	$58,189
Securities and cash provided as collateral	3,799	3,799
Securities available-for-sale	64,896	59,956
Accounts receivable, net of allowance of $426 and $438 as of June 30, 2006 and December 31, 2005, including receivables from related parties of $7,980 and $6,751, respectively	16,893	14,796
Furniture, equipment and leasehold improvements, net of accumulated depreciation and amortization	4,931	4,643
Software development costs, net of amortization	6,623	6,199
Prepaid expenses	1,196	2,871
Deferred tax assets, net	39,596	39,804
Other assets	205	205

Total assets	$189,430	$190,462

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Accrued employee compensation	$5,751	$11,848
Deferred license revenue	465	926
Accounts payable, accrued expenses, and other liabilities, including payables to a related party of $39 and $88 as of June 30, 2006 and December 31, 2005, respectively	5,738	6,824

Total liabilities	11,954	19,598

Commitments and Contingencies (Note 12)
Stockholders’ equity
Preferred stock, $0.001 par value, 5,000,000 shares authorized as of June 30, 2006 and December 31, 2005, 0 issued and outstanding in 2006 and 2005	—	—
Common stock voting, $0.003 par value, 110,000,000 shares authorized as of June 30, 2006 and December 31, 2005, 26,697,829 shares issued and outstanding in 2006 and 25,305,951 shares issued and outstanding in 2005	80	76
Common stock non voting, $0.003 par value, 10,000,000 authorized as of June 30, 2006 and December 31, 2005, 3,976,013 shares issued and outstanding in 2006 and 4,401,330 issued and outstanding in 2005	12	13
Warrants, 3,674,400 authorized and outstanding in 2006 and 2005	17,693	17,693
Additional paid-in capital	251,981	249,122
Unearned compensation	—	(2,021)
Receivable for common stock subscribed	(1,042)	(1,042)
Accumulated deficit	(90,609)	(92,495)
Accumulated other comprehensive loss	(639)	(482)

Total stockholders’ equity	177,476	170,864

Total liabilities and stockholders’ equity	$189,430	$190,462

The accompanying notes are an integral part of these consolidated financial statements.

MARKETAXESS HOLDINGS INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
	(In thousands, except share and per share amounts)
Revenues
Commissions
U.S. high-grade, including $5,417, $6,499, $10,970 and $13,639 from related parties for the three months ended June 30, 2006 and 2005, and for the six months ended June 30, 2006 and 2005, respectively	$10,975	$11,562	$22,004	$24,080
European high-grade, including $1,778, $1,776, $3,694 and $4,162 from related parties for the three months ended June 30, 2006 and 2005, and for the six months ended June 30, 2006 and 2005, respectively	4,089	3,336	8,427	7,737
Other, including $1,447, $1,342, $2,835 and $2,507 from related parties for the three months ended June 30, 2006 and 2005, and for the six months ended June 30, 2006 and 2005, respectively	2,194	1,828	4,314	3,562

Total commissions	17,258	16,726	34,745	35,379
Information and user access fees, including $338, $227, $608 and $439 from related parties for the three months ended June 30, 2006 and 2005, and for the six months ended June 30, 2006 and 2005, respectively	1,323	1,004	2,682	2,039
License fees	214	491	495	1,271
Investment income, including $279, $180, $453 and $381 from related parties for the three months ended June 30, 2006 and 2005, and for the six months ended June 30, 2006 and 2005, respectively	1,084	777	2,046	1,377
Other, including $130, $170, $264 and $272 from related parties for the three months ended June 30, 2006 and 2005, and for the six months ended June 30, 2006 and 2005, respectively	243	284	494	524

Total revenues	20,122	19,282	40,462	40,590

Expenses
Employee compensation and benefits	10,498	8,673	20,781	17,917
Depreciation and amortization	1,637	1,424	3,322	2,649
Technology and communications	1,791	1,823	3,843	3,448
Professional and consulting fees	2,488	2,735	5,039	4,629
Marketing and advertising	477	589	855	1,282
Moneyline revenue share to related party	—	—	—	(50)
General and administrative, including $17, $13, $32 and $21 to related parties for the three months ended June 30, 2006 and 2005, and for the six months ended June 30, 2006 and 2005, respectively	1,845	1,223	3,837	2,527

Total expenses	18,736	16,467	37,677	32,402
Income before income taxes	1,386	2,815	2,785	8,188
Provision for income taxes	586	991	899	3,307

Net income	$800	$1,824	$1,886	$4,881

Net income per common share
Basic	$0.03	$0.07	$0.06	$0.18
Diluted	$0.02	$0.05	$0.05	$0.14
Weighted average shares used to compute net income per common share
Basic	29,837,704	27,727,594	29,751,787	27,577,551
Diluted	34,944,312	35,424,799	35,146,052	35,453,881
The accompanying notes are an integral part of these consolidated financial statements.

MARKETAXESS HOLDINGS INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

			Common				Receivable		Accumulated
	Convertible	Common	Stock		Additional		for Common		Other	Total
	Preferred	Stock	Non		Paid-In	Unearned	Stock	Accumulated	Comprehensive	Stockholders'
	Stock	Voting	Voting	Warrants	Capital	Compensation	Subscribed	Deficit	(Loss)	Equity
		(In thousands)
Balance at December 31, 2005	$—	$76	$13	$17,693	$249,122	$(2,021)	$(1,042)	$(92,495)	$(482)	$170,864
Issuance of voting common stock	—	1	—	—	1,054	—	—	—	—	1,055
Conversion from Non-Voting to Voting	—	1	(1)	—	—	—	—	—	—	—
Compensation expense related to stock options issuance	—	—	—	—	1,859	—	—	—	—	1,859
Reclassification of Unearned compensation related to implementation of SFAS123R	—	—	—	—	(2,021)	2,021	—	—	—	—
Compensation expense related to restricted stock issuance	—	2	—	—	1,222	—	—	—	—	1,224
Other comprehensive income	—	—	—	—	—	—	—	—	(157)	(157)
Non-employee stock options	—	—	—	—	179	—	—	—	—	179
Excess tax benefit from share based compensation	—	—	—	—	566	—	—	—	—	566
Net income for the six months ended June 30, 2006	—	—	—	—	—	—	—	1,886	—	1,886

Balance at June 30, 2006	$—	$80	$12	$17,693	$251,981	$—	$(1,042)	$(90,609)	$(639)	$177,476

The accompanying notes are an integral part of these consolidated financial statements.

MARKETAXESS HOLDINGS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
	2006	2005
	(Unaudited)	(Unaudited)
	(In thousands)
Cash flows from operating activities

Net income	$1,886	$4,881
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	3,322	2,649
Amortization of earned compensation	—	306
Issuance of stock options to non-employees	179	43
Compensation expense related to stock option and restricted stock issuance	3,081	760
Deferred taxes	208	3,029
Provision for bad debts	55	(82)
Changes in operating assets and liabilities:
(Increase) in accounts receivable, including increases of $1,230 and $1,247 from related parties for the six months ended June 30, 2006 and 2005, respectively	(2,152)	(1,570)
(Increase) decrease in prepaid expenses	1,675	(1,119)
(Decrease) in accrued employee compensation	(6,097)	(5,873)
(Decrease) in deferred license revenue	(461)	(1,218)
Increase (decrease) in accounts payable, accrued expenses and other liabilities, including (decreases) increases of $(49) and $0 from related parties for the six months ended June 30, 2006 and 2005,	(1,084)	1,619

Net cash provided by operating activities	612	3,425

Cash flows from investing activities
Short-term investments:
Proceeds from sales	—	5,797
Securities available-for-sale:
Proceeds from sales	39,590	17,000
Purchases	(44,537)	(82,195)
Securities held to maturity:
Proceeds from maturities	—	35,463
Purchases	—	(39,438)
Securities and cash provided as collateral	—	1
Purchase of furniture, equipment and leasehold improvements	(1,865)	(350)
Capitalization of software development costs	(2,168)	(1,346)

Net cash used in investing activities	(8,980)	(65,068)

Cash flows from financing activities
Excess tax benefits from share-based compensation	566	—
Proceeds received from the exercise of stock options	1,054	1,659

Net cash provided by financing activities	1,620	1,659

Effect of exchange rate changes on cash	(150)	(38)

Cash and cash equivalents
Net decrease for the period	(6,898)	(60,022)
Beginning of period	58,189	97,652

End of period	$51,291	$37,630

Supplemental cash flow information:
Cash paid during the period:
Income taxes paid	$88	$215
Non-cash activity:
Deferred tax asset related to unrealized losses on Securities-available-for-sale and Foreign exchange	$212	$65
Issuance of common stock to employees	$—	$2,765
The accompanying notes are an integral part of these consolidated financial statements.

MARKETAXESS HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Unaudited
(in thousands, except share and per share amounts)
1. Organization and Principal Business Activity
     MarketAxess Holdings Inc. (the “Company”) was incorporated in the State of Delaware on April 11, 2000. Through its subsidiaries, the Company operates an electronic, multi-dealer platform for the trading of corporate bonds and certain other types of fixed-income securities. The Company offers its clients the ability to trade U.S. high-grade corporate bonds, European high-grade corporate bonds, emerging markets bonds, including both investment-grade and non-investment grade debt, as well as crossover and high-yield bonds, agency bonds, new issues and credit default swap indices. The Company’s broker-dealer clients are: ABN Amro, Banc of America Securities, Barclays, Bear Stearns, BNP Paribas, Citigroup, Credit Suisse, Deutsche Bank, Dresdner Bank AG, DZ Bank AG, First Tennessee National, Goldman Sachs, HSBC, ING Financial Markets, JPMorgan, Jefferies & Company, Lehman Brothers, Merrill Lynch, Morgan Stanley, Royal Bank of Canada, The Royal Bank of Scotland, Santander Investment Securities, Société Générale, UBS and Wachovia.
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
     The Company’s U.S. subsidiary, MarketAxess Corporation, is a registered broker-dealer with the U.S. Securities and Exchange Commission (“SEC”) and is a member of the National Association of Securities Dealers, Inc. (“NASD”). The Company also has three international subsidiaries: MarketAxess Europe Limited (“MarketAxess Europe”), which is registered as an Alternative Trading System dealer with the Financial Services Authority (“FSA”) in the United Kingdom (“U.K.”); MarketAxess Leasing Limited (collectively with MarketAxess Europe, the “U.K. Subsidiaries”); and MarketAxess Canada Limited, a Canadian subsidiary that the Company incorporated in May 2003. MarketAxess Canada Limited has applied for registration as an Alternative Trading System dealer under the Securities Act of Ontario and is in the process of seeking approval for membership with the Investment Dealers Association of Canada.
2. Significant Accounting Policies
Basis of Presentation
     The consolidated financial statements include the accounts of the Company and its subsidiaries, MarketAxess Corporation, MarketAxess Europe, MarketAxess Leasing Limited and MarketAxess Canada Limited. All intercompany transactions and balances have been eliminated.
     The accompanying unaudited interim consolidated financial statements as of June 30, 2006 and for the three and six months ended June 30, 2006 and 2005 and notes thereto are prepared in accordance with accounting principles generally accepted in the United States of America. In the opinion of management, they reflect all adjustments necessary for a fair statement of the Company’s financial position, results of operations and cash flows. Interim results are not necessarily indicative of results expected for the full year or for any future period.
     Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the instructions to Form 10-Q and Article 10 of Regulation S-X of the federal securities laws; however, in the opinion of management, the accompanying Consolidated Financial Statements include all adjustments, consisting only of normal recurring adjustments, necessary and present fairly the financial position of MarketAxess Holdings Inc., the results of its operations and its cash flows for the periods indicated. This report should be read in conjunction with our Consolidated Financial Statements and footnotes therein included in our annual report on Form 10-K for the year ended December 31, 2005.
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
Stock-Based Compensation for Employees
     Prior to January 1, 2006, the Company accounted for stock-based employee compensation plans in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), as permitted by Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). In accordance with APB No. 25, the Company accounted for stock-based awards to employees and directors using the intrinsic value method. Therefore, no stock-based employee compensation cost was recognized in the Consolidated Statements of Operations.
     On December 16, 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), which is a revision of SFAS 123.
     Effective January 1, 2006, the Company adopted SFAS 123R, which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees based on estimated fair values. In accordance with SFAS 123R, non-employee members of the Board of Directors are treated as employees. SFAS 123R, supersedes the Company’s previous accounting under APB 25 for periods beginning in fiscal 2006. In March 2005, the U.S. Securities and Exchange Commission issued Staff Accounting Bulletin No. 107 (“SAB 107”) relating to SFAS 123R. The Company has applied the provisions of SAB 107 in its adoption of SFAS 123R.
     The Company adopted SFAS 123R using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006. The Company’s Consolidated Financial Statements as of and for the three and six months ended June 30, 2006 reflect the impact of SFAS 123R. In accordance with the modified prospective transition method, the Company’s Consolidated Financial Statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123R. Stock-based compensation expense recognized under SFAS 123R for the three and six months ended June 30, 2006 was $786 and $1,525, respectively, which consisted of stock-based compensation expense related to employee stock options.

MARKETAXESS HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Unaudited (Continued)
(in thousands, except share and per share amounts)
     SFAS 123R requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. Stock-based compensation expense recognized in the Company’s Consolidated Statements of Operations for the three and six months ended June 30, 2006 included compensation expense for share-based payment awards granted prior to, but not yet vested as of, December 31, 2005 based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS 123 and compensation expense for the share-based payment awards granted subsequent to December 31, 2005 based on the grant date fair value estimated in accordance with the provisions of SFAS 123R. As stock-based compensation expense recognized in the Consolidated Statements of Operations for the three and six months ended June 30, 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. In the Company’s pro forma information required under SFAS 123 for the periods prior to fiscal 2006, the Company accounted for forfeitures as they occurred.
     On November 10, 2005, the FASB issued FASB Staff Position No. FAS 123R-3, “Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards.” The alternative transition method includes simplified methods to establish the beginning balance of the additional paid-in capital pool (“APIC pool”) related to the tax effects of employee stock-based compensation, and to determine the subsequent impact on the APIC pool and Consolidated Statements of Cash Flows of the tax effects of employee stock-based compensation awards that are outstanding upon the adoption of SFAS 123R. The Company has used the long-method calculation, pursuant to SFAS 123R, to determine its APIC pool as of December 31, 2005. As of June 30, 2006, the Company has calculated the APIC pool to be $0.6 million.
     Prior to the adoption of SFAS 123R, the Company presented all tax benefits of deductions resulting from the exercise of stock options as operating cash flows in the Consolidated Statements of Cash Flows. SFAS 123R requires the cash flows resulting from the tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as financing cash flows. The excess tax benefit for the three and six months ended June 30, 2006 of $614 and $566, respectively, classified as a financing cash flow, would have been classified as an operating cash flow if the Company had not adopted SFAS 123R.
     Had compensation expense for the Company’s plans been determined based on the fair value at the grant dates for awards to employees under the plans, consistent with SFAS No. 123R, the Company’s Net income for the three and six months ended June 30, 2005 would have been decreased to the pro forma amounts indicated below:

	Three Months	Six Months
	Ended	Ended
	June 30, 2005	June 30, 2005
Net income
As reported	$1,824	$4,881
Compensation expense, after related tax effects	(211)	(466)

Pro forma	$1,613	$4,415

Basic net income per common share	$0.07	$0.18
Diluted net income per common share	$0.05	$0.14
Basic net income per common share — pro forma	$0.06	$0.16
Diluted net income per common share — pro forma	$0.05	$0.12
In calculating the fair market value of the options granted, the following assumptions were used:

	Three Months	Six Months
	Ended	Ended
	June 30, 2005	June 30, 2005
Weighted-Average Grant Date Fair Market Value of Common Stock	$14.37	$14.06
Dividend Yield	0.00%	0.00%
Weighted-Average Expected Life (years)	3.00	3.00
Weighted-Average Risk-Free Interest Rate	3.70%	3.69%
Weighted-Average Expected Volatility	22.27%	19.97%

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
Recent Accounting Pronouncements
     In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments” (“SFAS 155”). SFAS 155 is an amendment of SFAS No. 133 and SFAS No. 140. SFAS No. 155 permits companies to elect, on a deal-by-deal basis, to apply a fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation. SFAS No. 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The Company does not expect SFAS No. 155 to have a material impact on its Consolidated Financial Statements.
     In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets” (“SFAS 156”). SFAS 156 amends SFAS No. 140. SFAS No. 156 requires that all separately recognized servicing assets and servicing liabilities be initially measured at fair value. For subsequent measurements, SFAS No. 156 permits companies to choose between an amortization method or a fair value measurement method for reporting purposes. SFAS No. 156 is effective as of the beginning of a company’s first fiscal year that begins after September 15, 2006. The Company does not expect SFAS No. 156 to have a material impact on its Consolidated Financial Statements.
     In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 applies to all tax positions accounted for under FASB 109. A “tax position” includes current or future reductions in taxable income reported or expected to be reported on a tax return. FIN 48 supplements FASB 109 by defining the confidence level that a tax position must meet in order to be recognized in the financial statements. The Interpretation requires that the tax effects of a position be recognized only if it is “more-likely-than-not” (greater than 50% likelihood) to be sustained based solely on its technical merits as of the reporting date. In making this assessment, a company must assume that the taxing authorities will examine the position. The Company currently uses a more stringent “probable” threshold for recognizing uncertain tax positions. FIN 48 is effective as of the beginning of the first fiscal year beginning after December 15, 2006. At adoption, companies must adjust their financial statements to reflect only those tax positions that are more-likely-than-not to be sustained as of the adoption date. The necessary adjustments, if any, should be recorded directly to the beginning balance of retained earnings in the period of adoption and reported as a change in accounting principle. The Company is currently evaluating the expected effect of the adoption of FIN 48 on its consolidated financial statements and is not yet in a position to determine such effects.
Reclassifications
     Certain reclassifications have been made to the prior periods’ financial statements in order to conform to the current period’s presentation. Such reclassifications had no effect on previously reported Net income.

MARKETAXESS HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Unaudited (Continued)
(in thousands, except share and per share amounts)
3. Change in Capitalization Policy
     In January 2006, the Company changed its capitalization policy for furniture, equipment and leasehold improvements, lowering the threshold for capitalizing such purchases from $10 to $2. The change was made to ensure consistency between the financial accounting and tax treatment for depreciation of furniture, equipment and leasehold improvements. For the three and six months ended June 30, 2006, the Company capitalized $77 and $160, respectively that would have been expensed under the old capitalization policy.
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

	As of
	June 30, 2006	December 31, 2005
Net capital	$10,012	$14,820
Required net capital	(575)	(1,105)

Excess amount over required net capital	$9,437	$13,715

Ratio of aggregate indebtedness to net capital	1.86 to 1	1.12 to 1
     MarketAxess Corporation claims exemption from SEC Rule 15c3-3, as it does not hold customer securities or funds on account, as defined.
     MarketAxess Europe is subject to certain financial resource requirements of the FSA. A summary of these financial resource requirements is as follows:

	As of
	June 30, 2006	December 31, 2005
Financial resources	$13,903	$10,907
Resource requirement	(3,836)	(3,290)

Excess financial resources	$10,067	$7,617

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
     The following is a summary of the Company’s Securities available-for-sale as of June 30, 2006 and December 31, 2005:

	As of June 30, 2006
		Gross	Gross
	Amortized	unrealized	unrealized	Fair
	cost	gains	losses	value
Securities-available-for-sale
Federal agency issues and municipal securities	$61,402	$—	$(12)	$61,390
Corporate Bonds	3,506	—	—	3,506

Total Securities-available-for-sale	$64,908	$—	$(12)	$64,896

	As of December 31, 2005
		Gross	Gross
	Amortized	unrealized	unrealized	Fair
	cost	gains	losses	value
Securities-available-for-sale
Federal agency issues and municipal securities	$50,122	$—	$(119)	$50,003
Corporate Bonds	10,000	—	(47)	9,953

Total Securities-available-for-sale	$60,122	$—	$(166)	$59,956

6. Furniture, Equipment and Leasehold Improvements
     Furniture, equipment and leasehold improvements, net, are comprised of the following:

	As of
	June 30, 2006	December 31, 2005
Computer software and related equipment	$14,508	$12,099
Office hardware	3,108	2,990
Furniture and fixtures	1,671	1,481
Accumulated depreciation	(15,149)	(12,842)

Total furniture and equipment, net	4,138	3,728

Leasehold improvements	2,213	2,207
Accumulated amortization	(1,420)	(1,292)

Total leasehold improvements, net	793	915

Total furniture, equipment and leasehold improvements, net	$4,931	$4,643

MARKETAXESS HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Unaudited (Continued)
(in thousands, except share and per share amounts)
7.	Software Development Costs

Software development costs, net, are comprised of the following:

	As of
	June 30, 2006	December 31, 2005
Software development costs	$12,015	$9,848
Accumulated amortization	(5,392)	(3,649)

Total software development costs, net	$6,623	$6,199

     The Company accounts for software development costs under the provisions of SOP No. 98-1. During the three and six months ended June 30, 2006, software development costs totaling $817 and $2,167, respectively, were capitalized. Non-capitalized software costs and routine maintenance costs are expensed as incurred and are included in Employee compensation and benefits, Technology and communications and Professional and consulting fees in the Consolidated Statements of Operations.
8.	Income Taxes
     The Company’s provision for income taxes, included in the Consolidated Statements of Operations as determined in accordance with SFAS No. 109, is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Current:
Federal	$221	$—	$234	$—
State and local	34	(3)	40	117
Foreign	231	23	205	58

Current provision for income taxes	486	20	479	175

Deferred:
Federal	14	655	126	1,922
State and local	86	224	157	628
Foreign	—	92	137	582

Deferred provision for income taxes	100	971	420	3,132

Provision for income taxes	$586	$991	$899	$3,307

The following is a summary of the Company’s gross deferred tax asset, reduced to a net deferred tax asset by a valuation allowance:

	As of
	June 30, 2006	December 31, 2005
Deferred tax assets	$57,580	$57,949
Valuation allowance	(15,218)	(15,218)

Net deferred tax assets	42,362	42,731
Deferred tax liabilities	(2,766)	(2,927)

Deferred tax assets, net	$39,596	$39,804

MARKETAXESS HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Unaudited (Continued)
(in thousands, except share and per share amounts)
9.	Related Parties
     As of and for the periods then ended, the Company had the following balances and transactions with the Stockholder Broker-Dealer Clients or their affiliates:

	As of
	June 30, 2006	December 31, 2005
Cash, cash equivalents and securities	$24,819	$46,739
Securities and cash provided as collateral	3,299	3,299
Securities available-for-sale	64,896	59,956
Accounts receivable	7,980	6,751
Accounts payable, accrued expenses and other liabilities	39	88

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Commissions	$8,642	$9,617	$17,499	$20,308
Information and user access fees	338	227	608	439
Investment income	279	180	453	381
Other income	130	170	264	272
General and administrative	17	13	32	21
     Securities provided as collateral totaled $3,799 as of June 30, 2006 and December 31, 2005, respectively. Of this amount, $3,299 was U.S. government obligations on deposit with a related party in its role as a custodian. The remaining $500 is provided as collateral with a third party clearing broker for each respective period.
     Two Stockholder Broker-Dealer Clients acted in an investment advisory and custodial capacity for the Company. As of June 30, 2006, the securities under management by these parties had a market value of $81,028 and are included in the Consolidated Statements of Financial Condition as $16,132 in Cash and cash equivalents and $64,896 in Available-for-sale securities. For the three months ended June 30, 2006 and 2005, investment advisory fees and bank fees paid to these Stockholder Broker-Dealer Clients were $17 and $13, respectively, and for the six months ended June 30, 2006 and 2005 were $32 and $21, respectively, and are included in General and administrative expenses in the Consolidated Statements of Operations.
10.	Stock-Based Compensation Plans
     During the three and six months ended June 30, 2006, the Company recorded stock-based compensation expense related to employee stock options of $911 and $1,852, respectively, which includes $786 and $1,525, respectively, related to the adoption of SFAS 123R. Prior to 2006, as permitted by SFAS 123, the Company accounted for stock-based payments to employees using the APB 25 intrinsic value method. During the three and six months ended June 30, 2005, the Company recorded stock-based compensation related to employee stock options of $360 and $760, respectively, pursuant to APB 25.
     As a result of adopting SFAS 123R on January 1, 2006, the Company’s Income before income taxes for the three and six months ended June 30, 2006 was $786 and $1,525 less, respectively, and the Company’s Net income for the three and six months ended June 30, 2006 was $442 and $862 less, respectively, than if it had continued to account for stock-based compensation under APB 25. Basic EPS for the three and six months ended June 30, 2006 would have been $0.04 and $0.09, respectively, if the Company had not adopted SFAS 123R, compared to reported basic EPS for these periods of $0.03 and $0.06, respectively. Diluted EPS for the three and six months ended June 30, 2006 would have been $0.04 and $0.08, respectively, if the Company had not adopted SFAS 123R, compared to reported diluted EPS for the same periods of $0.02 and $0.05, respectively.
     During the three months ended June 30, 2006 and 2005, the Company recorded compensation expense for employee restricted stock grants of $296 and $144, respectively, and for the six months ended June 30, 2006 and 2005 of $1,133 and $306, respectively.
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

MARKETAXESS HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Unaudited (Continued)
(in thousands, except share and per share amounts)
     In 2004, the Company adopted the 2004 Stock Incentive Plan (“the 2004 Plan”) to enable it to offer equity-based awards in the Company to certain of the Company’s key employees, consultants and non-employee directors. The terms of the 2004 Plan are substantially the same as those in the 2000 and 2001 Plans, except as follows: the maximum aggregate number of shares available for grant is different; the Compensation Committee (the “Committee”) has flexibility to grant stock appreciation rights, performance shares, performance units or other stock-based awards (in addition to stock options and restricted stock); and rights of first refusal and repurchase rights do not apply to awards granted under the 2004 Plan. A committee appointed by the Board of Directors, which will consist of at least two non-employee directors, has administered the 2004 Plan. With respect to the application of the 2004 Plan to non-employee directors, the entire Board of Directors will act as the committee. The 2004 Plan permits the Company to grant stock options (incentive stock options and non-qualified stock options), stock appreciation rights, restricted stock, performance shares, performance units and other stock-based awards (including, without limitation, restricted stock units) to certain key employees, consultants and non-employee directors (to the extent permitted by law), as determined by the Committee in its sole discretion. Through April 27, 2006 up to 2,400,000 shares of the Company’s common stock, plus 684,802 shares of common stock transferred to the 2004 Plan from the 2000 and 2001 Plans on November 2, 2004, could have been issued under the 2004 Plan (subject to adjustment to reflect certain transactions and events specified in the 2004 Plan).
     The 2004 Plan provides the Committee with authority and flexibility to determine the terms and conditions of the awards at the time of grant. The 2004 Plan is intended to constitute a plan described in Treasury Regulations Section 1.162-27(f)(1), pursuant to which the deduction limits under Section 162(m) of the Internal Revenue Code do not apply during the applicable reliance period.
     The fair value of each option award is estimated on the date of grant using the Black-Scholes-Merton closed-form model (“Black-Scholes”) that uses the assumptions noted in the following table. The Company believes that the use of the Black-Scholes model meets the fair value measurement objectives of SFAS 123R and reflects all substantive characteristics of the instruments being valued. The determination of fair value of share-based payment awards on the date of grant using an option-pricing model is affected by our stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to, the expected stock price volatility over the term of the awards and actual and projected employee stock option exercise behaviors. Expected volatilities are based on historical volatility of the Company’s stock. The risk-free interest rate is based on U.S. Treasury securities with a maturity value approximating the expected term of the option. The expected term represents the period of time that options granted are expected to be outstanding and was increased from four years to five years in May 2006.
     On June 7, 2006, stockholder approval was obtained for an amendment and restatement of the MarketAxess Holdings Inc. 2004 Stock Incentive Plan (the “Plan”), to, among other things, increase the number of shares authorized for issuance under the Plan from 3,084,802 to 9,754,802 shares. The Board had previously approved the amended and restated Plan effective April 28, 2006, subject to stockholder approval.
     The Company allocates shares for new stock option grants from the existing Plans. Stock option grants generally vest over three years.
     The following table represents the assumptions used for the Black-Scholes option-pricing model to determine the per share weighted- average fair value for options granted for the three and six months ended June 30, 2006:

	Three Months Ended	Six Months Ended
	June 30, 2006,	June 30, 2006
Weighted-Average Grant Date Fair Market Value of Common Stock	$10.73	$11.39
Dividend Yield	0.00%	0.00%
Weighted-Average Expected Life (years)	4.92	4.18
Weighted-Average Risk-Free Interest Rate	4.98%	4.63%
Weighted-Average Expected Volatility	31.79%	36.82%

MARKETAXESS HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Unaudited (Continued)
(in thousands, except share and per share amounts)
     The following table reports stock option activity during the six months ended June 30, 2006:

			Remaining
	Number of	Weighted	Contractual
	Shares	Exercise Price	Term	Intrinsic Value
Outstanding at January 1, 2006	5,168,807	$7.56		$24,975
Granted	1,055,150	$11.39		$168
Canceled	(284,528)	$12.99		$49
Exercised	(354,894)	$2.97		$3,132

Outstanding at June 30, 2006	5,584,535	$8.30	7.23	$22,129

Exercisable at June 30, 2006	3,900,387	$6.55	6.43	$21,870

     The following table summarizes information regarding the stock options granted:

	As of June 30, 2006
	Options Outstanding			Options Exercisable
		Weighted-
		Average	Weighted-		Weighted-
		Remaining	Average		Average
		Contractual	Exercise	Number	Exercise
Range of Exercise Prices	Outstanding	Life	Price	Exercisable	Price
$2.10 — $5.00	2,533,054	5.83	$2.79	2,531,256	$2.79
$5.01 — $10.00	110,619	7.89	$9.05	71,254	$8.77
$10.01 — $15.00	2,287,594	8.54	$12.21	944,019	$12.96
$15.01 — $19.60	653,268	7.96	$15.84	353,858	$15.92
     As of June 30, 2006, there was $5,581 of total unrecognized compensation cost related to non-vested stock options granted under the Plans. That cost is expected to be recognized over a weighted-average period of three years.
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
     The following table reports restricted stock activity during the six months ended June 30, 2006:

		Weighted-Average
	Number of	Grant Date Fair
	Restricted Shares	Value
Outstanding at January 1, 2006	189,000	$14.86
Granted	684,000	$12.24
Canceled	(49,165)	$12.69
Converted to Common Stock	(57,409)	$13.76

Outstanding at June 30, 2006	766,426	$12.74

     As of June 30, 2006, there was $8,630 of total unrecognized compensation expense related to non-vested restricted stock granted under the 2004 Plan. That cost is expected to be recognized over a weighted-average period of 4.2 years.
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

MARKETAXESS HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Unaudited (Continued)
(in thousands, except share and per share amounts)
     Basic and diluted EPS for the three and six months ended June 30, 2006 and 2005 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Basic EPS
Net income	$800	$1,824	$1,886	$4,881
Weighted-average common shares outstanding	29,837,704	27,727,594	29,751,787	27,577,551
Net income per common share	$0.03	$0.07	$0.06	$0.18

Diluted EPS
Net income	$800	$1,824	$1,886	$4,881
Weighted-average common shares outstanding and common stock equivalents	34,944,312	35,424,799	35,146,052	35,453,881
Net income per common share	$0.02	$0.05	$0.05	$0.14
12.	Commitments and Contingencies
     The Company leases office space under non-cancelable lease agreements expiring at various dates through 2011. These leases are subject to escalation based on certain costs incurred by the landlord.
     Minimum rental commitments under such leases, net of sublease income and restated for the foreign exchange rate at June 30, 2006, are as follows:

Year Ended December 31,	Minimum Rentals
Remaining 2006	$1,159
2007	2,370
2008	2,378
2009	2,386
2010	1,253
Thereafter through 2015	4,016
     The rental expense for the three and six months ended June 30, 2006 was $771 and $1,347, respectively, and for the three and six months ended June 30, 2005 was $472 and $479, respectively, which is included in General and administrative expenses in the Consolidated Statements of Operations.
     The Company has a sublease agreement for one of its properties. The following table summarizes information regarding the sublease provisions:

				Sublease Loss Accrual as of:
	Commencement	Termination	Sublease	June 30,	December 31,
Location	Date	Date	Rental	2006	2005
New York, NY	February 1, 2002	April 30, 2006	$71	$—	$—
	May 1, 2006	April 14, 2011	77	995	1,146
     Between May 2002 and May 2005, the Company also had a sublease agreement for its London property. The sublessee exercised its early termination option as provided in the agreement and paid the Company’s U.K. subsidiary an early termination fee of $225 in May 2005. The Company now occupies the space.
     The Company is contingently obligated for standby letters of credit that were issued to landlords for office space. The Company uses a U.S. government obligation as collateral for these standby letters of credit and for the Company’s foreign currency forward contracts. This collateral is included in Securities and cash provided as collateral on the Consolidated Statements of Financial Condition that had a fair market value as of June 30, 2006 and December 31, 2005 of $3,299.
     In June 2006, MarketAxess Corporation commenced operating an anonymous matching service for its broker-dealer clients. MarketAxess Corporation executes trades on a riskless principal basis, which are cleared and settled by an independent clearing broker. The securities clearing agreement that MarketAxess Corporation maintains with the independent clearing broker commenced in December 2004. Under the securities clearing agreement, MarketAxess Corporation maintains a collateral deposit with the clearing broker in the form of cash or U.S. government securities. As of each of June 30, 2006 and December 31, 2005, MarketAxess Corporation had a collateral deposit of $500 with the independent clearing broker included in Securities and cash provided as

MARKETAXESS HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Unaudited (Continued)
(in thousands, except share and per share amounts)
collateral on the Consolidated Statements of Financial Condition. MarketAxess Corporation is exposed to credit risk in the event a contra-party does not fulfill its obligation to complete a transaction. Pursuant to the terms of the agreement between MarketAxess Corporation and the independent clearing broker, the clearing broker has the right to charge MarketAxess Corporation for losses resulting from a counterparty’s failure to fulfill its contractual obligations. As the right to charge MarketAxess Corporation has no maximum amount and applies to all trades executed through the clearing broker, MarketAxess Corporation believes there is no maximum amount assignable to this right. At June 30, 2006, MarketAxess Corporation recorded no contingent liabilities with regard to this right.
13.	Comprehensive Income
     Comprehensive income was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Net income	$800	$1,824	$1,886	$4,881
Currency translation adjustments, net of taxes	(188)	38	(150)	(38)
Unrealized gains (losses) on Securities-available-for-sale, net of taxes	(25)	(28)	(7)	(32)

Total Comprehensive income	$587	$1,834	$1,729	$4,811

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
Executive Overview
     MarketAxess operates one of the leading platforms for the electronic trading of corporate bonds and certain other types of fixed-income securities. Through our platform, 676 active institutional investor client firms (firms that executed at least one trade through our electronic trading platform between July 2005 and June 2006) can access the aggregate liquidity provided by the collective interest of our 25 broker-dealer clients in buying or selling bonds through our platform. Our active institutional investor clients include investment advisers, mutual funds, insurance companies, public and private pension funds, bank portfolios and hedge funds. We also provide data and analytical tools that help our clients make trading decisions and we facilitate the trading process by electronically communicating order information between trading counterparties. Our revenues are primarily generated from the trading of U.S. and European high-grade corporate bonds.
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
Trends in Our Business
     The majority of our revenues are derived from commissions for transactions executed on our platform between our institutional investor and broker-dealer clients. We believe that there are five key variables that impact the notional value of such transactions on our platform and the amount of commissions earned by us:
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
     On June 1, 2005, we introduced a new fee plan primarily for secondary market transactions in U.S. high-grade corporate bonds executed on our electronic trading platform. As of June 30, 2006, 18 of our U.S. high-grade broker-dealer clients have signed new two-year agreements that supersede the fee arrangements that we entered into with many of our broker-dealer clients during the third quarter of 2003. The new plan incorporates higher fixed monthly fees and lower variable fees for our broker-dealer clients than the previous U.S high-grade corporate transaction fee plans and incorporates volume incentives to our broker-dealer clients that are designed to increase the volume of transactions effected on our platform. Under the new fee plan, the Company electronically adds the variable fee to the spread quoted by the broker-dealer client but does not charge for inquiries that an institutional investor client sends to a single broker-dealer client. The combination of higher fixed and lower variable fees in the new plan results in higher revenue to the Company at lower volume levels but will limit revenue growth in the future for U.S high-grade corporate bond trading as volume levels increase.
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
     In June 2006, we introduced functionality that allows broker-dealer clients to transact U.S. corporate bond trades on our platform with other broker-dealer clients. MarketAxess acts as intermediary in these transactions by serving as counterparty to the two broker-dealer clients involved. We charge a fee to both broker-dealer clients involved in the transaction that is based on the size of the transaction and the maturity of the bond traded.
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
Other Revenue Trends
     In addition to the commissions discussed above, we earn revenue from certain fees paid by institutional investor and broker-dealer clients and from income on investments.
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
     Broker-dealer clients, other than those that made equity investments in the Company, typically pay an initial license fee, which is due and payable upon execution of the broker-dealer agreement. The initial license fee varies by agreement and at a minimum is generally intended to cover the initial set-up costs incurred to enable a broker-dealer to begin using the Company’s electronic trading platform.

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
     We anticipate expense growth in the future, primarily due to investment in new products, notably in employee compensation and benefits, professional and consulting fees, and general and administrative expenses but we believe that operating leverage can be achieved by increasing volumes in existing products and adding new products without substantial additions to our infrastructure.
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
     The Company adopted SFAS 123R using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006. The Company’s Consolidated Financial Statements as of and for the three and six months ended June 30, 2006 reflect the impact of SFAS 123R. In accordance with the modified prospective transition method, the Company’s Consolidated Financial Statements for prior periods have not been restated to reflect, and do not include the impact of SFAS 123R. Stock-based compensation expense recognized under SFAS 123R for the three and six months ended June 30, 2006 was $0.8 million and $1.5 million, respectively, which consisted of stock-based compensation expense related to employee stock options.
     SFAS 123R requires companies to estimate the fair value of stock-based payment awards on the date of grant using an option-pricing model. The Company believes that the use of the Black-Scholes model meets the fair value measurement objectives of SFAS 123R and reflects all substantive characteristics of the instruments being valued. The determination of fair value of share-based payment awards on the date of grant using an option-pricing model is affected by our stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to, the expected stock price volatility over the term of the awards and actual and projected employee stock option exercise behaviors. Expected volatilities are currently based on historical volatility of the Company’s stock. The risk-free interest rate is based on U.S. Treasury securities with a maturity value approximating the expected term of the option. The expected term of five years represents the period of time that options granted are expected to be outstanding. The value of the portion of the award that is ultimately expected to vest is recognized as expense in the Company’s Consolidated Statements of Operations over the requisite service periods.
     Stock-based compensation expense recognized in the Company’s Consolidated Statements of Operations for the three and six months ended June 30, 2006 included compensation expense for stock-based payment awards granted prior to, but not yet vested as of December 31, 2005 based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS 123 and compensation expense for the stock-based payment awards granted subsequent to December 31, 2005 based on the grant date fair value estimated in accordance with the provisions of SFAS 123R. As stock-based compensation expense recognized in the Consolidated Statements of Operations for the three and six months ended June 30, 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. In the Company’s pro forma information required under SFAS 123 for the periods prior to fiscal 2006, the Company accounted for forfeitures as they occurred.
     As of June 30, 2006, there was $5.6 million of total unrecognized compensation cost related to non-vested stock options granted under the Company’s Stock Incentive Plans. That cost is expected to be recognized over a weighted-average period of three years.
     If factors change and we employ different assumptions in the application of SFAS 123R in future periods, the compensation expense we record under SFAS 123R may differ significantly from that recorded in the current period.

Results of Operations
Three Months Ended June 30, 2006 Compared to Three Months Ended June 30, 2005
Overview
     For the three months ended June 30, 2006, Income before income taxes decreased by $1.4 million or 50.8% to $1.4 million compared to Income before income taxes of $2.8 million for the three months ended June 30, 2005. Net income decreased by $1.0 million or 56.2% to $0.8 million compared to Net income of $1.8 million for the three months ended June 30, 2005.
     Total revenues increased by $0.8 million or 4.4% to $20.1 million for the three months ended June 30, 2006 from $19.3 million for the three months ended June 30, 2005. This increase in Total revenues was primarily due to increases in Commissions of $0.5 million, Information and user access fees of $0.3 million and Investment income of $0.3 million, offset by a decrease in License fees of $0.3 million.
     Total expenses for the three months ended June 30, 2006 increased by $2.3 million or 13.8% to $18.7 million for the three months ended June 30, 2006 from $16.5 million for the three months ended June 30, 2005. This increase in Total expenses was primarily due to increases in Employee compensation and benefits of $1.8 million, General and administrative expenses of $0.6 million and Depreciation and amortization of $0.2 million, offset by decreases in Professional and consulting fees of $0.2 million and Marketing and advertising of $0.1 million.
Revenues
     Our revenues for the three months ended June 30, 2006 and June 30, 2005, and the resulting dollar and percentage change, were as follows:

	Three Months Ended June 30,
	2006		2005
		% of		% of	$
	$	Revenues	$	Revenues	Change	% Change
			($ in thousands)
Revenues
Commissions
U.S. high-grade	$10,975	54.5%	$11,562	60.0%	$(587)	(5.1)%
European high-grade	4,089	20.3	3,336	17.3	753	22.6
Other	2,194	10.9	1,828	9.5	366	20.0

Total commissions	17,258	85.7	16,726	86.8	532	3.2
Information and user access fees	1,323	6.6	1,004	5.2	319	31.8
License fees	214	1.1	491	2.5	(277)	(56.4)
Investment income	1,084	5.4	777	4.0	307	39.5
Other	243	1.2	284	1.5	(41)	(14.4)

Total revenues	$20,122	100.0%	$19,282	100.0%	$840	4.4%

     We have historically earned a substantial portion of our commissions and overall revenues from broker-dealer clients that are (or whose affiliates are) our stockholders. The percentage of our revenues derived from our broker-dealer clients that are also our stockholders has been declining. For the three months ended June 30, 2006, the percentage decreased to 46.6% from 55.9% for the three months ended June 30, 2005. Affiliates of most of our broker-dealer clients are also among our institutional investor clients. A table detailing the amount of revenues generated by nine broker-dealer clients that were also our stockholders as of January 1, 2006 (ABN Amro, Banc of America Securities, Bear Stearns, BNP Paribas, Credit Suisse, Deutsche Bank, JPMorgan, Lehman Brothers and UBS), and their respective affiliates, as well as the corresponding percentage of total revenues, is provided below for the three months ended June 30, 2006 and 2005.

	Three Months Ended June 30,
	2006	2005
	($ in thousands)
Total revenues generated by Stockholder Broker-Dealer Clients and their respective affiliates
Commissions	$8,642	$9,617
Information and user access fees	338	227
Investment income	279	180
Other	130	170

Total revenues generated by Stockholder Broker-Dealer Clients and their respective affiliates	$9,389	$10,194

Percentage of total revenues generated by Stockholder Broker-Dealer Clients and their respective affiliates
Commissions	50.1%	57.5%
Information and user access fees	25.5	22.6
Investment income	23.9	23.2
Other	53.4	59.8
Percentage of total revenues generated by Stockholder Broker-Dealer Clients and their respective affiliates	46.6%	55.9%
     Commissions. Commissions are generally calculated as a percentage of the notional dollar volume of bonds traded on our platform and vary based on the type, size, yield and maturity of the bond traded. The commission rates are based on a number of factors, including fees charged by inter-dealer brokers in the respective markets, average bid-offer spreads in the products we offer, transaction costs through alternative channels including the telephone and the trading volume executed through our platform by the broker-dealer completing the trade. Under our transaction fee plans, bonds that are more actively traded or that have shorter maturities are generally charged lower commissions, while bonds that are less actively traded or that have longer maturities generally command higher commissions.
     Total commissions increased by $0.5 million or 3.2% to $17.3 million for the three months ended June 30, 2006 from $16.7 million for the comparable period in 2005.
     U.S. high-grade commissions decreased by $0.6 million or 5.1% to $11.0 million for the three months ended June 30, 2006 from $11.6 million for the comparable period in 2005. The lower commissions resulted from a decrease in U.S. high-grade volume of $1.4 billion or 3.1% from $44.7 billion for the three months ended June 30, 2005 to $43.2 billion for the three months ended June 30, 2006 and a decrease in the average U.S. high-grade fee from $259 per million for the three months ended June 30, 2005 to $254 per million for the three months ended June 30, 2006. During the three months ended June 30, 2006, there were two fewer trading days in the U.S. than during the three months ended June 30, 2005. The fixed monthly U.S. high-grade fees increased to $7.5 million for the three months ended June 30, 2006 compared to $5.7 million for the three months ended June 30, 2005.
     European high-grade commissions increased by $0.8 million or 22.6% for the three months ended June 30, 2006 to $4.1 million from $3.3 million for the comparable period in 2005. The higher commissions resulted from an increase in European high-grade volume of $5.8 billion or 34.3% from $17.0 billion for the three months ended June 30, 2005 to $22.8 billion for the three months ended June 30, 2006 that was partially offset by a decrease in the average European high-grade fee from $197 per million for the three months ended June 30, 2005 to $179 per million for the three months ended June 30, 2006. The decrease in the average European high-grade fee per million resulted from an amendment to our standard fee schedules in June 2005 and an increase in the volume of transactions that have lower fees per million. During the three months ended June 30, 2006 there were three fewer trading days in the U.K. than during the three months ended June 30, 2005.
     Other commissions increased by $0.4 million or 20.0% for the three months ended June 30, 2006 to $2.2 million from $1.8 million for the comparable period in 2005. Other volumes increased by $2.9 billion or 27.9% from $10.5 billion for the three months ended June 30, 2005 to $13.4 billion for the three months ended June 30, 2006. Other fees per million decreased from $175 per million for the three months ended June 30, 2005 to $164 per million for the three months ended June 30, 2006, resulting from a change in the mix of business.

     Our trading volume and average fees per million traded for the three months ended June 30, 2006 and 2005, are as follows:

	Three Months Ended June 30,
	2006	2005
Trading Volume Data (in billions)
U.S. high-grade	$39.1	$43.8
European high-grade	22.8	17.0
Other	13.4	10.5

Sub Total	75.3	71.3
Single Dealer Inquiries	4.1	0.9

Total	$79.4	$72.2

Commissions (in thousands)
U.S. high-grade	$10,975	$11,562
European high-grade	4,089	3,336
Other	2,194	1,828

Total	$17,258	$16,726

Average Fee Per Million Traded
U.S. high-grade	$254	$259
European high-grade	$179	$197
Other	$164	$175

Average Fee Per Million Traded for All Products, Excluding Single-Dealer Inquiries	$229	$235
Average Fee Per Million Traded for All Products, Including Single-Dealer Inquiries	$217	$232

Number of U.S. Trading Days	62	64
Number of U.K. Trading Days	60	63
     For volume reporting purposes, transactions in foreign currencies are converted to U.S. dollars at the exchange rates prevailing on the day the transactions were executed.
     Single-dealer inquiries represent U.S. high-grade trades on which no fees were charged in accordance with the U.S. high-grade corporate bond fee plan that went into effect on June 1, 2005. The U.S. high-grade average fee per million is calculated for each period presented using the variable transaction fees and the fixed monthly fees paid by our broker-dealer clients.
     In September 2005, the Company launched electronic credit default swap index trading on its platform. Trading volume data and commissions related to these transactions are included in Other.
     In June 2006, the Company launched U.S. corporate bond trading between broker-dealer clients. Trading volume data and commissions related to these transactions are included in either U.S. high-grade or Other trading volumes, as appropriate. The Company serves as a counterparty to both a buyer and a seller in matching these back-to-back trades with its broker-dealer clients and accordingly includes both transactions in its reported volume.
     The following table shows the extent to which the changes in revenue for the three months ended June 30, 2006 as compared to the three months ended June 30, 2005 were attributable to increases in volumes, reductions in the average level of commissions charged and other factors not related to commission revenues:

Three Months Ended
June 30, 2006
(in thousands)
Volume increases	$1,701
Average fee reductions	(1,169)
Increase in Information and user access revenue	319
Decrease in License fees	(277)
Increase in Investment income	307
Other	(41)

Total revenue increase	$840

     Our active institutional investor clients and broker-dealer clients as of June 30, 2006 and June 30, 2005 were as follows:

	As of June 30,
	2006	2005
Institutional Investor Clients:
US	439	401
Europe	237	171

Total	676	572

Broker-Dealer Clients	25	23

     Information and User Access Fees. Information and user access fees consist of fees charged for Corporate BondTicker to our broker-dealer clients, institutional investor clients and data-only subscribers; and monthly access fees charged to institutional investor clients for the use of our platform. Information and user access fees increased by $0.3 million or 31.8% to $1.3 million for the three months ended June 30, 2006 from $1.0 million for the three months ended June 30, 2005. This increase was primarily due to an increase in the number of subscribers to our Corporate BondTicker service and increased sales of our bulk data.
     License Fees. License fees consist of fees received from broker-dealer clients for access to our trading platform through a non-exclusive and non-transferable license. The license fee is a one-time fee and is recognized in the first three months of the agreement in the estimated amount of the set-up costs that we incur and the remaining amount is amortized over the initial term of the agreement, which is generally three years. License fees decreased by $0.3 million or 56.4% to $0.2 million for the three months ended June 30, 2006 from $0.5 million for the three months ended June 30, 2005. This decrease was attributable to a decline in the amortization of previously received license fees with no offset from new dealers joining the platform during the quarter ended June 30, 2006, as all major dealers now utilize the platform and fewer remain as potential additions.
     Investment Income. Investment income consists of income earned on our investments. Investment income increased by $0.3 million or 39.5% to $1.1 million for the three months ended June 30, 2006 from $0.8 million for the comparable period in 2005. This increase was due to higher Securities balances and a rise in interest rates during the three months ended June 30, 2006 as compared to the comparable period in 2005.
     Other. Other revenues consist of telecommunications line charges to broker-dealer clients and other miscellaneous revenues. Other revenues decreased by $0.1 million or 14.4% to $0.2 million for the three months ended June 30, 2006 compared to $0.3 million for the three months ended June 30, 2005.

Expenses
     Our expenses for the three months ended June 30, 2006 and June 30, 2005, and the resulting dollar and percentage change, were as follows:

	Three Months Ended June 30,
	2006		2005
		% of		% of
	$	Revenues	$	Revenues	$ Change	% Change
			($ in thousands)
Expenses
Employee compensation and benefits	$10,498	52.2%	$8,673	45.0%	$1,825	21.0%
Depreciation and amortization	1,637	8.1	1,424	7.4	213	15.0
Technology and communications	1,791	8.9	1,823	9.4	(31)	(1.7)
Professional and consulting fees	2,488	12.4	2,735	14.2	(247)	(9.0)
Marketing and advertising	477	2.4	589	3.1	(112)	(19.0)
General and administrative	1,845	9.1	1,223	6.3	622	50.9

Total expenses	$18,736	93.1%	$16,467	85.4%	$2,270	13.8%

     Employee Compensation and Benefits. Employee compensation and benefits is comprised of salaries, stock compensation costs, other incentive compensation, related employee benefits and payroll taxes. Employee compensation and benefits increased by $1.8 million or 21.0% to $10.5 million for the three months ended June 30, 2006 from $8.7 million for the three months ended June 30, 2005. This increase was primarily due to increased salary expenses of $1.0 million, increased stock option costs of $0.8 million following the adoption of SFAS 123R, which requires the expensing of stock options over the vesting period, the severance payment of $0.3 million to terminated employees and lower capitalization of technology development wages. The total number of employees increased to 186 as of June 30, 2006 from 177 as of June 30, 2005. As a percentage of total revenues, Employee compensation and benefits expense increased to 52.2% for the three months ended June 30, 2006 from 45.0% for the three months ended June 30, 2005.
     Depreciation and Amortization. Depreciation and amortization expense results from the depreciation of fixed assets, which consist of computer hardware, furniture and fixtures, and the amortization of software, capitalized software development costs and leasehold improvements. Depreciation and amortization increased by $0.2 million or 15.0% to $1.6 million for the three months ended June 30, 2006 compared to $1.4 million for the three months ended June 30, 2005. This increase was attributable to increased depreciation of capitalized software development costs and purchased software licenses. For the three months ended June 30, 2006 and 2005, we capitalized $0.8 million of software development costs.
     Technology and Communications. Technology and communications expense consists primarily of costs for our network connections, data center hosting and data feeds provided by outside vendors and service providers. Technology and communications expense decreased by $0.03 million or 1.7% to $1.8 million for the three months ended June 30, 2006. This decrease was attributable to reduced costs relating to production telecommunications and data center hosting.
     Professional and Consulting Fees. Professional and consulting fees consist of fees paid for accounting and legal fees, information technology and non-information technology consultant costs. Professional and consulting fees decreased by $0.2 million or 9.0% to $2.5 million for the three months ended June 30, 2006 from $2.7 million for the three months ended June 30, 2005. This decrease was attributable to reduced recruiting fees, partially offset by increased technology consulting costs.
     Marketing and Advertising. Marketing and advertising expense consists primarily of print and other advertising expenses we incur to promote our products and services. This expense also includes costs associated with attending or exhibiting at industry-sponsored seminars, conferences and conventions. Also included in this expense are travel and entertainment expenses incurred by our sales force to promote our trading platform and information services. Marketing and advertising expense decreased by $0.1 million or 19.0% to $0.5 million for the three months ended June 30, 2006 from $0.6 million for the three months ended June 30, 2005. This decrease was primarily due to a reduction in advertising expenditures.
     General and Administrative. General and administrative expense consists primarily of occupancy and utilities, general travel and entertainment, staff training, board of directors costs, various state franchise taxes and U.K. value-added taxes. General and administrative expense increased by $0.6 million or 50.9% to $1.8 million for the three months ended June 30, 2006 from $1.2 million for the three months ended June 30, 2005. This increase was primarily due to an increase in state and local franchise and UK value-added taxes, as well as increases in occupancy costs, travel and entertainment costs and board of directors expenses.
Provision for Income Tax
     For the three months ended June 30, 2006, we recorded an income tax provision of $0.6 million. The provision consists principally of $0.2 million in federal taxes, $0.1 million in state and local taxes and $0.2 million in foreign taxes.
     For the three months ended June 30, 2005, we recorded an income tax provision of $1.0 million. The provision consisted primarily of $0.7 million in federal taxes, $0.2 million in state and local taxes and $0.1 million in foreign taxes.
     For the three months ended June 30, 2006 and 2005, with the exception of the payment of certain state and local taxes, the provision for income taxes was a non-cash expense since the Company had available net operating loss carryforwards and tax credits to offset the cash payment of taxes.
     Our consolidated effective tax rate can vary from period to period depending on, among other factors, the geographic and business mix of our earnings.

Six Months Ended June 30, 2006 Compared to Six Months Ended June 30, 2005
Overview
     For the six months ended June 30, 2006, Income before income taxes decreased by $5.4 million or 66.0% to $2.8 million compared to Income before income taxes of $8.2 million for the six months ended June 30, 2005. Net income decreased by $3.0 million or 61.3% to $1.9 million compared to Net income of $4.9 million for the six months ended June 30, 2005.
     Total revenues decreased by $0.1 million or 0.3% to $40.5 million for the six months ended June 30, 2006 from $40.6 million for the six months ended June 30, 2005. This decrease in Total revenues was primarily due to decreases in License fees of $0.8 million and Commissions of $0.6 million, offset by increases in Investment income of $0.7 million and Information and user access fees of $0.6 million.
     Total expenses for the six months ended June 30, 2006 increased by $5.3 million or 16.3% to $37.7 million for the six months ended June 30, 2006 from $32.4 million for the six months ended June 30, 2005. This increase in Total expenses was primarily due to increases in Employee compensation and benefits of $2.9 million, General and administrative expenses of $1.3 million, Depreciation and amortization of $0.7 million, Professional and consulting fees of $0.4 million and Technology and communications of $0.4 million, offset by a decrease in Marketing and advertising of $0.4 million.
Revenues
     Our revenues for the six months ended June 30, 2006 and June 30, 2005, and the resulting dollar and percentage change, were as follows:

	Six Months Ended June 30,
	2006		2005
		% of		% of	$	%
	$	Revenues	$	Revenues	Change	Change
			($ in thousands)
Revenues
Commissions
U.S. high-grade	$22,004	54.4%	$24,080	59.3%	$(2,076)	(8.6)%
European high-grade	8,427	20.8	7,737	19.1	690	8.9
Other	4,314	10.7	3,562	8.8	752	21.1

Total commissions	34,745	85.9	35,379	87.2	(634)	(1.8)
Information and user access fees	2,682	6.6	2,039	5.0	643	31.5
License fees	495	1.2	1,271	3.1	(776)	(61.1)
Investment income	2,046	5.1	1,377	3.4	669	48.6
Other	494	1.2	524	1.3	(30)	(5.7)

Total revenues	$40,462	100.0%	$40,590	100.0%	$(128)	(0.3)%

     We have historically earned a substantial portion of our commissions and overall revenues from broker-dealer clients that are (or whose affiliates are) our stockholders. The percentage of our revenues derived from our broker-dealer clients that are also our stockholders has been declining. For the six months ended June 30, 2006, the percentage has decreased to 46.5% from 53.3% for the six months ended June 30, 2005. Affiliates of most of our broker-dealer clients are also among our institutional investor clients. A table detailing the amount of revenues generated by nine broker-dealer clients that were also our stockholders as of January 1, 2006 (ABN Amro, Banc of America Securities, Bear Stearns, BNP Paribas, Credit Suisse, Deutsche Bank, JPMorgan, Lehman Brothers and UBS), and their respective affiliates, as well as the corresponding percentage of total revenues, is provided below for the six months ended June 30, 2006 and June 30, 2005.

	Six Months Ended June 30,
	2006	2005
	($ in thousands)
Total revenues generated by Stockholder Broker-Dealer Clients and their respective affiliates
Commissions	$17,499	$20,308
Information and user access fees	608	439
Investment income	453	381
Other	264	272

Total revenues generated by Stockholder Broker-Dealer Clients and their respective affiliates	$18,824	$21,400

Percentage of total revenues generated by Stockholder Broker-Dealer Clients and their respective affiliates
Commissions	50.4%	57.4%
Information and user access fees	22.7	21.6
Investment income	22.2	25.0
Other	53.4	51.9
Percentage of total revenues generated by Stockholder Broker-Dealer Clients and their respective affiliates	46.5%	53.3%
     Commissions. Commissions are generally calculated as a percentage of the notional dollar volume of bonds traded on our platform and vary based on the type, size, yield and maturity of the bond traded. The commission rates are based on a number of factors, including fees charged by inter-dealer brokers in the respective markets, average bid-offer spreads in the products we offer, transaction costs though alternative channels including the telephone and the trading volume executed through our platform by the broker-dealer completing the trade. Under our transaction fee plans, bonds that are more actively traded or that have shorter maturities are generally charged lower commissions, while bonds that are less actively traded or that have longer maturities generally command higher commissions.
     Total commissions decreased by $0.6 million or 1.8% to $34.7 million for the six months ended June 30, 2006 from $35.4 million for the comparable period in 2005.
     U.S. high-grade commissions decreased by $2.1 million or 8.6% to $22.0 million for the six months ended June 30, 2006 from $24.1 million for the comparable period in 2005. The lower commissions resulted from a decrease in U.S. high-grade volume of $10.3 billion or 10.3% from $99.4 billion for the six months ended June 30, 2005 to $89.1 billion for the six months ended June 30, 2006. The decrease in volumes was partially offset by an increase in the average U.S. high-grade fee from $242 per million for the six months ended June 30, 2005 to $247 per million for the six months ended June 30, 2006. The fixed monthly U.S. high-grade fees increased to $14.7 million for the six months ended June 30, 2006 compared to $10.5 million for the six months ended June 30, 2005.
     European high-grade commissions increased by $0.7 million or 8.9% to $8.4 million for the six months ended June 30, 2006 from $7.7 million for the comparable period in 2005. The higher commissions resulted from an increase in European high-grade volume of $6.9 billion or 17.3% from $39.9 billion for the six months ended June 30, 2005 to $46.8 billion for the six months ended June 30, 2006 that was partially offset by a decrease in the average European high-grade fee from $194 per million for the six months ended June 30, 2005 to $180 per million for the six months ended June 30, 2006. The decrease in the average European high-grade fee per million resulted from an amendment to our standard fee schedules in June 2005 and an increase in the volume of transactions that have lower fees per million.
     Other commissions increased by $0.8 million or 21.1% to $4.3 million for the six months ended June 30, 2006 from $3.6 million for the comparable period in 2005. Other volumes increased by $6.0 billion or 27.2% from $22.0 billion for the six months ended June 30, 2005 to $28.0 billion for the six months ended June 30, 2006. Other fees per million decreased from $162 per million for the six months ended June 30, 2005 to $154 per million for the six months ended June 30, 2006, resulting from a change in the mix of business.

     Our trading volume and average fees per million traded for the six months ended June 30, 2006 and 2005, were as follows:

	Six Months Ended June 30,
	2006	2005
Trading Volume Data (in billions)
U.S. high-grade	$79.7	$98.5
European high-grade	46.8	39.9
Other	28.0	22.0

Sub Total	154.5	160.4
Single Dealer Inquiries	9.4	0.9

Total	$163.9	$161.3

Commissions (in thousands)
U.S. high-grade	$22,004	$24,080
European high-grade	8,427	7,737
Other	4,314	3,562

Total	$34,745	$35,379

Average Fee Per Million Traded
U.S. high-grade	$247	$242
European high-grade	$180	$194
Other	$154	$162

Average Fee Per Million Traded For All Products, Excluding Single-Dealer Inquiries	$225	$221
Average Fee Per Million Traded For All Products, Including Single-Dealer Inquiries	$212	$219

Number of U.S. Trading Days	124	125
Number of U.K. Trading Days	124	125
     For volume reporting purposes, transactions in foreign currencies are converted to U.S. dollars at the exchange rates prevailing on the day the transactions were executed.
     Single-dealer inquiries represent U.S. high-grade trades on which no fees were charged in accordance with the U.S. high-grade corporate bond fee plan that went into effect on June 1, 2005. The U.S high-grade average fee per million is calculated for each period presented using the variable transaction fees and the fixed monthly fees paid by our broker-dealer clients.
     In September 2005, the Company launched electronic credit default swap index trading on its platform. Trading volume data and commissions related to these transactions are included in Other.
     In June 2006, the Company launched electronic U.S. corporate bond trading between broker-dealer clients. Trading volume data and commissions related to these transactions are included in either U.S. high-grade or Other trading volumes, as appropriate. The Company serves as a counterparty to both a buyer and a seller in matching these back-to-back trades with its broker-dealer clients and accordingly includes both transactions in its reported volume.

     The following table shows the extent to which the changes in revenue for the six months ended June 30, 2006 as compared to the six months ended June 30, 2005 were attributable to increases in volumes, reductions in the average level of commissions charged and other factors not related to commission revenues:

Six Months Ended
June 30, 2006
(in thousands)
Volume increases	$725
Average fee reductions	(1,359)
Increase in Information services and user access revenue	643
Decrease in License Fees	(776)
Increase in Investment income	669
Other	(30)

Total revenue decrease	$(128)

Our active institutional investor clients and broker-dealer clients as of June 30, 2006 and June 30, 2005 were as follows:

	As of June 30,
	2006	2005
Institutional Investor Clients:
US	439	401
Europe	237	171

Total	676	572

Broker-Dealer Clients	25	23

     Information and User Access Fees. Information and user access fees consist of fees charged for Corporate BondTicker to our broker-dealer clients, institutional investor clients and data-only subscribers; and monthly access fees charged to institutional investor clients for the use of our platform. Information and user access fees increased by $0.6 million or 31.5% to $2.7 million for the six months ended June 30, 2006 from $2.0 million for the six months ended June 30, 2005. This increase was primarily due to an increase in the number of subscribers to our corporate BondTicker service and increased sales of bulk data.
     License Fees. License fees consist of fees received from broker-dealer clients for access to our trading platform through a non-exclusive and non-transferable license. The license fee is a one-time fee and is recognized in the first three months of the agreement in the estimated amount of the set-up costs that we incur and the remaining amount is amortized over the initial term of the agreement, which is generally three years. License fees decreased by $0.7 million or 61.1% to $0.5 million for the six months ended June 30, 2006 from $1.3 million for the six months ended June 30, 2005. This decrease was attributable to a decline in the amortization of previously received license fees with no offset from new dealers joining the platform during the six months ended June 30, 2006, as all major dealers now utilize the platform and fewer other dealers remain as potential additions.
     Investment Income. Investment income consists of income earned on our investments. Investment income increased by $0.7 million or 48.6% to $2.0 million for the six months ended June 30, 2006 from $1.4 million for the comparable period in 2005. This increase was due to higher Securities balances and a rise in interest rates during the six months ended June 30, 2006 as compared to the comparable period in 2005.
     Other. Other revenues consist of telecommunications line charges to broker-dealer clients and other miscellaneous revenues. Other revenues decreased by $30,000 or 5.7% to $0.5 million for the six months ended June 30, 2006 compared to $0.5 million for the six months ended June 30, 2005.
Expenses
     Our expenses for the six months ended June 30, 2006 and June 30, 2005, and the resulting dollar and percentage change, were as follows:

	Six Months Ended June 30,
	2006		2005
		% of
	$	Revenues	$	% of Revenues	$ Change	% Change
			($ in thousands)
Expenses
Employee compensation and benefits	$20,781	51.4%	$17,917	44.1%	$2,864	16.0%
Depreciation and amortization	3,322	8.2	2,649	6.5	673	25.4
Technology and communications	3,843	9.5	3,448	8.5	395	11.5
Professional and consulting fees	5,039	12.5	4,629	11.4	410	8.9
Marketing and advertising	855	2.1	1,282	3.2	(427)	(33.3)
Moneyline revenue share	—	—	(50)	(0.1)	50	—
General and administrative	3,837	9.4	2,527	6.2	1,310	51.8

Total expenses	$37,677	93.1%	$32,402	79.8%	$5,275	16.3%

     Employee Compensation and Benefits. Employee compensation and benefits is comprised of salaries, stock compensation costs, other incentive compensation and related employee benefits and payroll taxes. Employee compensation and benefits increased by $2.9 million or 16.0% to $20.8 million for the six months ended June 30, 2006 from $17.9 million for the six months ended June 30, 2005. This increase was primarily due to increased employee stock compensation expense of $1.5 million following the adoption of SFAS 123R, which requires the expensing of stock options over the vesting period, the addition of new employees to support our growth (including the development of credit derivatives trading services), increased benefit costs and the severance payment of $0.3 million to terminated employees. The total number of employees increased to 186 as of June 30, 2006 from 177 as of June 30, 2005.

     Depreciation and Amortization. Depreciation and amortization expense results from the depreciation of fixed assets, which consist of computer hardware, furniture and fixtures, and the amortization of software, capitalized software development costs and leasehold improvements. Depreciation and amortization expense increased by $0.7 million or 25.4% to $3.3 million for the six months ended June 30, 2006 from $2.6 million for the six months ended June 30, 2005. This increase was attributable to increased depreciation of computer and production hardware. For the six months ended June 30, 2006, we capitalized $2.2 million of software development costs as compared to $1.3 million for the comparable period in 2005.
     Technology and Communications. Technology and communications expense consists primarily of costs for our network connections, data center hosting and data feeds provided by outside vendors and service providers. Technology and communications expense increased by $0.4 million or 11.5% to $3.8 million for the six months ended June 30, 2006 from $3.4 million for the six months ended June 30, 2005. This increase was attributable to increased costs relating to market data and data center hosting.
     Professional and Consulting Fees. Professional and consulting fees consist of fees paid for accounting and legal fees, information technology and non-information technology consultant costs. Professional and consulting fees increased by $0.4 million or 8.9% to $5.0 million for the six months ended June 30, 2006 from $4.6 million for the six months ended June 30, 2005. This increase was primarily due to additional audit and tax costs.
     Marketing and Advertising. Marketing and advertising expense consists primarily of print and other advertising expenses we incur to promote our products and services. This expense also includes costs associated with attending or exhibiting at industry-sponsored seminars, conferences and conventions. Also included in this expense are travel and entertainment expenses incurred by our sales force to promote our trading platform and information services. Marketing and advertising expense decreased by $0.4 million or 33.3% to $0.9 million for the six months ended June 30, 2006 from $1.3 million for the six months ended June 30, 2005. This decrease was primarily due to a reduction in advertising expenditures.
     General and Administrative. General and administrative expense consists primarily of occupancy and utilities, general travel and entertainment, staff training, board of directors costs and various state franchise and U.K. value-added taxes. General and administrative expense increased by $1.3 million or 51.8% to $3.8 million for the six months ended June 30, 2006 from $2.5 million for the comparable period in 2005. This increase was due to an increase in state and local franchise taxes, travel and entertainment costs and board of directors costs.
Provision for Income Tax
     For the six months ended June 30, 2006, we recorded an income tax provision of $0.9 million. The provision consists principally of $0.4 million in federal taxes, $0.2 million in state and local taxes and $0.3 million in foreign taxes.
     For the six months ended June 30, 2005, we recorded an income tax provision of $3.3 million. The provision consists principally of $1.9 million in federal taxes, $0.7 million in state and local taxes and $0.6 million in foreign taxes.
     For the six months ended June 30, 2006 and 2005, with the exception of the payment of certain state and local taxes, the provision for income taxes was a non-cash expense since the Company had available net operating loss carryforwards and tax credits to offset the cash payment of taxes.
     Our consolidated effective tax rate can vary from period to period depending on, among other factors, the geographic and business mix of our earnings.
Critical Accounting Policies and Estimates
     On January 1, 2006, we adopted SFAS 123R, as disclosed in more detail in “Expense Trends” in this Management’s Discussion and Analysis of Financial Condition and Results of Operations.
     In January 2006, the Company changed its capitalization policy for furniture, equipment and leasehold improvements, lowering the threshold for capitalizing such purchases from $10,000 to $2,000. The change was made to ensure consistency between the financial accounting and tax treatment for these purchases. For the three and six months ended June 30, 2006, the Company capitalized $77,000 and $160,000, respectively that would have been expensed under the old capitalization policy.
     There were no other significant changes to our critical accounting policies and estimates during the three and six months ended June 30, 2006, as compared to those we disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2005.
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

Liquidity and Capital Resources
     Our cash flows for the periods presented below were as follows:

	Six Months Ended June 30,
	2006	2005
	(In thousands)
Net cash provided by operating activities	$612	$3,425
Net cash (used in) investing activities	(8,980)	(65,068)
Net cash provided by financing activities	1,620	1,659
Effect of exchange rate differences	(150)	(38)

Net decrease for the period	$(6,898)	$(60,022)

Operating Activities
     Net cash provided by operating activities was $0.6 million and $3.4 million for the six months ended June 30, 2006 and 2005, respectively.
     Net cash provided by operating activities of $0.6 million for the six months ended June 30, 2006 consisted of net income of $1.9 million, adjusted for non-cash charges, primarily consisting of $0.2 million of deferred taxes, $3.3 million for depreciation and amortization and $3.3 million for compensation expense related to issuance of stock options and restricted stock to employees, directors and consultants. These non-cash charges were offset by a decrease in cash used for working capital of $8.1 million, primarily as a result of the payment of annual incentive bonuses of $11.0 million in January 2006.
     Net cash provided by operating activities of $3.4 million for the six months ended June 30, 2005 consisted of net income of $4.9 million, adjusted for non-cash charges, primarily consisting of $2.6 million for depreciation and amortization and $0.8 million for compensation expense related to issuance of stock options and restricted stock to employees, directors and consultants. These non-cash charges were offset by a decrease in cash used for working capital of $8.2 million, primarily as a result of the payment of annual incentive bonuses of $10.9 million in January 2005.
Investing Activities
     Net cash used in investing activities was $9.0 million and $65.1 million for the six months ended June 30, 2006 and 2005, respectively.
     Net cash used in investing activities of $9.0 million for the six months ended June 30, 2006 consisted of $44.5 million in purchases of Securities available-for-sale, purchases of furniture, equipment and leasehold improvements of $1.9 million and capitalization of software development costs of $2.2 million, offset by proceeds of $40.0 million from sales of Securities available-for-sale.
     Net cash used in investing activities of $65.1 million for the six months ended June 30, 2005 consisted of investment of our proceeds from our initial public offering into $65.2 million in Securities available-for-sale and $4.0 million in Securities held-to-maturity, proceeds from maturities of short-term investments of $5.8 million, purchases of furniture, equipment and leasehold improvements of $0.4 million and capitalization of software development costs of $1.4 million.
Financing Activities
     Net cash provided by financing activities was $1.6 million and $1.7 million for the six months ended June 30, 2006 and 2005, respectively.
     Financing activities in 2006 and 2005 primarily consisted of proceeds from the exercise of stock options.
     Past trends of cash flows are not necessarily indicative of future cash flow levels. A decrease in cash flows may have a material adverse effect on our liquidity, business and financial condition.
Other Factors Influencing Liquidity and Capital Resources
     At June 30, 2006, we had Cash and cash equivalents of $51.3 million, a decrease of $6.9 million compared to $58.2 million at December 31, 2005. The decrease in Cash and cash equivalents is primarily the result of the payment of annual incentive bonuses in January 2006. As of June 30, 2006, Cash and cash equivalents represented 27.1% of our total assets, compared to 30.6% at December 31, 2005.
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
     Our two major operating subsidiaries are MarketAxess Corporation and MarketAxess Europe Limited. MarketAxess Corporation is a registered broker-dealer in the U.S. and MarketAxess Europe Limited is a registered alternative trading system in the U.K. As such, they are subject to minimum regulatory capital requirements imposed by their respective market regulators that are intended to ensure general financial soundness and liquidity based on certain minimum capital requirements. The U.S. and the U.K. regulations prohibit a registered broker-dealer from repaying borrowings from its parent or affiliates, paying cash dividends, making loans to its parent or affiliates or otherwise entering into transactions that result in a significant reduction in its regulatory net capital position without prior notification to or approval from its principal regulator. The capital structures of our broker-dealer subsidiaries are designed to provide each with capital and liquidity consistent with its business and regulatory requirements. As of June 30, 2006, MarketAxess Corporation had net capital of $10.0 million, which was $9.4 million in excess of its required minimum net capital of $0.6 million. MarketAxess Europe Limited had financial resources, as defined by the FSA, of $13.9 million, which was $10.1 million in excess of its required financial resources of $3.8 million.
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
     Interest Rate Risk
     Interest rate risk represents our exposure to interest rate changes with respect to the money market instruments and U.S. Treasury obligations in which we invest. We do not maintain an inventory of bonds that are traded on our platform and, except as described below and certain other limited exceptions, we do not act as principal to the bond transactions completed on our platform.
     Our investment income from money market instruments, U.S. Treasury obligations and various securities was $2.0 million for the six months ended June 30, 2006. Fluctuations in investment income are attributable to changes in our cash balances or holdings of U.S. Treasury securities and fluctuations in interest rates received on those balances or securities.
     Derivative Risk
     Our limited derivative risk stems from our activities in the foreign currency forward contract market. We use this market to mitigate our U.S. dollar versus Pound Sterling exposure that arises from the activities of our U.K. subsidiaries. As of June 30, 2006, the notional value of our foreign currency forward contracts was $16.1 million with an unrealized loss of $0.1 million. We do not speculate in any derivative instruments.
     Principal Transaction Risk
     Through our subsidiary, MarketAxess Corporation, we began executing riskless principal transactions between our broker-dealer clients in June 2006, in which we act as an intermediary by serving as counterparty to both a buyer and a seller in matching back-to-back trades. These transactions are then settled through a third-party clearing organization. Settlement typically occurs within one to three trading days after the trade date. Cash settlement of the transaction occurs upon receipt or delivery of the underlying instrument that was traded.
     Riskless principal transactions expose us to risks. In executing riskless principal transactions, we are exposed to the risk that one of the counterparties to a transaction may fail to fulfill its obligations to settle a trade. Adverse movements in the prices of securities that are the subject of these transactions can increase our risk.
     Where the unmatched position or failure to deliver is prolonged there may also be regulatory capital charges required to be taken by us.
Item 4. Controls and Procedures
     (a) Evaluation of Disclosure Controls and Procedures. Our management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our “disclosure controls and procedures,” (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)); as of June 30, 2006. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective to ensure that information required to be disclosed by MarketAxess in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and to ensure that information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
     (b) Changes in Internal Control Over Financial Reporting. There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and Rule 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2006 identified in connection with the evaluation thereof by our management, including the Chief Executive Officer and Chief Financial Officer, that materially affected, or are reasonably likely to affect, our internal control over financial reporting.

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
     Except as noted below, there have been no material changes to the risk factors described in the Form 10-K:
We are exposed to risks resulting from non-performance by counterparties to transactions executed between our broker-dealer clients in which we act as an intermediary in matching back-to back trades.
     In June 2006, we began executing riskless principal transactions between our broker-dealer clients through our subsidiary, MarketAxess Corporation. We act as an intermediary in these transactions by serving as counterparty to both the buyer and the seller in matching back-to-back trades, which are then settled through a third-party clearing organization. Settlement typically occurs within one to three trading days after the trade date. Cash settlement of the transaction occurs upon receipt or delivery of the underlying instrument that was traded.
     We are exposed to credit risk in our role as trading counterparty to our broker-dealer clients executing trades on the DealerAxess platform. We are exposed to the risk that third parties that owe us money, securities or other assets will not perform their obligations. These parties may default on their obligations to us due to bankruptcy, lack of liquidity, operational failure or other reasons. Adverse movements in the prices of securities that are the subject of these transactions can increase our risk. Where the unmatched position or failure to deliver is prolonged there may also be regulatory capital charges required to be taken by us. The policies and procedures we use to manage this credit risk are new and untested. There can be no assurance that these policies and procedures will effectively mitigate our exposure to credit risk.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     None
Item 3. Defaults upon Senior Securities
     None
Item 4. Submission of Matters to a Vote of Security Holders
     A total of 19,829,116 of the Company’s shares of common stock were present or represented by proxy at the Company’s Annual Meeting of Stockholders held on June 7, 2006 (the “2006 Annual Meeting”). This represented more than 78% of the Company’s shares of common stock outstanding. The following management proposals were voted upon at the 2006 Annual Meeting and all were approved:

Proposal 1 — Election of Directors.
The results were as follows:

Director Nominee	For	Against
Richard M. McVey	19,453,053	376,073
Stephen P. Casper	19,256,638	572,478
David G. Gomach	19,255,038	574,078
Carlos M. Hernandez	19,583,264	245,852
Ronald M. Hersch	19,583,264	245,852
Wayne D. Lyski	19,019,979	809,137
Jerome S. Markowitz	19,256,538	572,578
Nicolas S. Rohatyn	19,019,879	809,237
John Steinhardt	19,583,164	245,952
Proposal 2 — Ratification of an amendment and restatement of the 2004 Stock Incentive Plan increasing the number of shares that may be subject to awards thereunder by 6,670,000 shares.
The results were as follows:

For	Against	Abstain
11,855,662	7,970,639	2,815
Proposal 3 — Ratification of the appointment of PricewaterhouseCoopers LLP as the Company’s independent registered public accounting firm for the year ending December 31, 2006.

For	Against	Abstain
18,625,989	346,004	857,123
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

MARKETAXESS HOLDINGS INC.

Date: August 7, 2006	By:	/s/ RICHARD M. MCVEY

Richard M. McVey
President and Chief Executive Officer
(principal executive officer)

Date: August 7, 2006	By:	/s/ JAMES N.B. RUCKER

James N. B. Rucker
Chief Financial Officer
(principal financial and accounting officer)