Form 10-Q
period 2006-09-30
MARKETAXESS HOLDINGS INC
filed 2006-11-07
CIK 1278021

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT of 1934
For the quarterly period ended September 30, 2006
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
     Indicated by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     At November 3, 2006, the number of shares of the Registrant’s voting common stock outstanding was 29,164,483 and the number of shares of the Registrant’s non-voting common shares was 3,125,379.

MARKETAXESS HOLDINGS INC.
FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2006

PART I — Financial Information
Item 1. Financial Statements
MARKETAXESS HOLDINGS INC.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Unaudited)

	As of
	September 30, 2006	December 31, 2005
	(In thousands, except share and per share amounts)
ASSETS
Cash and cash equivalents	$65,293	$58,189
Securities and cash provided as collateral	3,757	3,799
Securities available-for-sale	58,208	59,956
Accounts receivable, net of allowance of $680 and $438 as of September 30, 2006 and December 31, 2005, including receivables from related parties of $8,918 and $6,751, respectively	18,796	14,796
Furniture, equipment and leasehold improvements, net of accumulated depreciation and amortization	4,635	4,643
Software development costs, net of amortization	6,315	6,199
Prepaid expenses	1,204	2,871
Deferred tax assets, net	39,042	39,804
Other assets	205	205

Total assets	$197,455	$190,462

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Accrued employee compensation	$8,751	$11,848
Deferred license revenue	347	926
Accounts payable, accrued expenses, and other liabilities, including payables to a related party of $245 and $88 as of September 30, 2006 and December 31, 2005, respectively	7,401	6,824

Total liabilities	16,499	19,598

Commitments and Contingencies
Stockholders’ equity
Preferred stock, $0.001 par value, 5,000,000 shares authorized as of September 30, 2006 and December 31, 2005, 0 issued and outstanding as of September 30, 2006 and December 31, 2005	—	—
Common stock voting, $0.003 par value, 110,000,000 shares authorized as of September 30, 2006 and December 31, 2005, 29,156,732 shares issued and outstanding as of September 30, 2006 and 25,305,951 shares issued and outstanding as of December 31, 2005	86	76
Common stock non voting, $0.003 par value, 10,000,000 authorized as of September 30, 2006 and December 31, 2005, 3,125,379 shares issued and outstanding as of September 30, 2006 and 4,401,330 issued and outstanding as of December 31, 2005	11	13
Warrants, 2,379,199 authorized and outstanding as of September 30, 2006 and 3,674,400 authorized and outstanding as of December 31, 2005	11,658	17,693
Additional paid-in capital	260,261	249,122
Unearned compensation	—	(2,021)
Receivable for common stock subscribed	(1,042)	(1,042)
Accumulated deficit	(89,312)	(92,495)
Accumulated other comprehensive loss	(706)	(482)

Total stockholders’ equity	180,956	170,864

Total liabilities and stockholders’ equity	$197,455	$190,462

The accompanying notes are an integral part of these consolidated financial statements.

MARKETAXESS HOLDINGS INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
	(In thousands, except share and per share amounts)
Revenues
Commissions
U.S. high-grade, including $6,064, $5,434, $17,034 and $19,073 from related parties for the three and nine months ended September 30, 2006 and 2005, respectively	$12,250	$10,820	$34,254	$34,900
European high-grade, including $1,401, $1,423, $5,095 and $5,586 from related parties for the three and nine months ended September 30, 2006 and 2005, respectively	3,290	3,132	11,717	10,869
Other, including $1,285, $1,249, $4,120 and $3,757 from related parties for the three and nine months ended September 30, 2006 and 2005, respectively	2,057	1,837	6,371	5,398

Total commissions	17,597	15,789	52,342	51,167
Information and user access fees, including $290, $241, $898 and $683 from related parties for the three and nine months ended September 30, 2006 and 2005, respectively	1,426	1,165	4,108	3,204
License fees	247	1,032	742	2,303
Investment income, including $227, $167, $719 and $549 from related parties for the three and nine months ended September 30, 2006 and 2005, respectively	1,266	828	3,312	2,205
Other, including $125, $156, $389 and $419 from related parties for the three and nine months ended September 30, 2006 and 2005, respectively	238	274	732	799

Total revenues	20,774	19,088	61,236	59,678

Expenses
Employee compensation and benefits	10,483	9,030	31,264	26,947
Depreciation and amortization	1,703	1,525	5,025	4,175
Technology and communications	1,956	1,952	5,799	5,399
Professional and consulting fees	1,883	2,423	6,922	7,053
Marketing and advertising	338	503	1,193	1,784
Moneyline revenue share to related party	—	—	—	(50)
General and administrative, including $16, $18, $47 and $39 to related parties for the three and nine months ended September 30, 2006 and 2005, respectively	2,181	1,914	6,018	4,441

Total expenses	18,544	17,347	56,221	49,749

Income before income taxes	2,230	1,741	5,015	9,929
Provision for income taxes	933	570	1,832	3,877

Net income	$1,297	$1,171	$3,183	$6,052

Net income per common share
Basic	$0.04	$0.04	$0.11	$0.22
Diluted	$0.04	$0.03	$0.09	$0.17
Weighted average shares used to compute net income per common share
Basic	31,319,771	28,316,845	30,274,448	27,823,982
Diluted	34,792,783	35,508,128	35,028,296	35,471,963
The accompanying notes are an integral part of these consolidated financial statements.

MARKETAXESS HOLDINGS INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited)

			Common				Receivable		Accumulated
	Convertible	Common	Stock		Additional		for Common		Other	Total
	Preferred	Stock	Non		Paid-In	Unearned	Stock	Accumulated	Comprehensive	Stockholders’
	Stock	Voting	Voting	Warrants	Capital	Compensation	Subscribed	Deficit	(Loss)	Equity
						(In thousands)
Balance at December 31, 2005	$—	$76	$13	$17,693	$249,122	$(2,021)	$(1,042)	$(92,495)	$(482)	$170,864
Issuance of voting common stock related to stock option exercise	—	2	—	—	1,512	—	—	—	—	1,514
Conversion from Non-Voting to Voting shares	—	2	(2)	—	—	—	—	—	—	—
Employee stock based compensation	—	2	—	—	4,146	—	—	—	—	4,148
Reclassification of Unearned compensation related to implementation of SFAS123R	—	—	—	—	(2,021)	2,021	—	—	—	—
Other comprehensive loss	—	—	—	—	—	—	—	—	(224)	(224)
Non-employee stock options and restricted stock	—	—	—	—	395	—	—	—	—	395
Excess tax benefit from share based compensation	—	—	—	—	1,076	—	—	—	—	1,076
Exercise of warrants	—	4	—	(6,035)	6,031	—	—	—	—	—
Net income for the period	—	—	—	—	—	—	—	3,183	—	3,183

Balance at September 30, 2006	$—	$86	$11	$11,658	$260,261	$—	$(1,042)	$(89,312)	$(706)	$180,956

The accompanying notes are an integral part of these consolidated financial statements.

MARKETAXESS HOLDINGS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2006	2005
	(In thousands)
Cash flows from operating activities
Net income	$3,183	$6,052
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,025	4,175
Amortization of unearned compensation	—	459
Issuance of stock options and restricted stock to non-employees	395	200
Compensation expense related to stock options and restricted stock	4,146	1,129
Deferred taxes	762	3,522
Provision for bad debts	538	59
Changes in operating assets and liabilities:
(Increase) in accounts receivable, including increases of $2,167 and $1,315 from related parties for the nine months ended September 30, 2006 and 2005, respectively	(4,538)	(2,929)
(Increase) decrease in prepaid expenses	1,667	(1,375)
(Decrease) in accrued employee compensation	(3,097)	(2,910)
(Decrease) in deferred license revenue	(579)	(1,465)
Increase in accounts payable, accrued expenses and other liabilities, including increases of $157 and $0 from related parties for the nine months ended September 30, 2006 and 2005, respectively	577	2,207

Net cash provided by operating activities	8,079	9,124

Cash flows from investing activities
Short-term investments:
Proceeds from sales	—	5,797
Securities available-for-sale:
Proceeds from sales	65,039	50,775
Purchases	(63,213)	(106,298)
Securities held to maturity:
Proceeds from maturities	—	33,354
Purchases	—	(35,352)
Securities and cash provided as collateral	42	26
Purchase of furniture, equipment and leasehold improvements	(2,309)	(513)
Capitalization of software development costs	(2,824)	(2,514)

Net cash used in investing activities	(3,265)	(54,725)

Cash flows from financing activities
Excess tax benefits from share-based compensation	1,076	—
Proceeds received from the exercise of stock options	1,516	2,492

Net cash provided by financing activities	2,592	2,492

Effect of exchange rate changes on cash	(302)	(50)

Cash and cash equivalents
Net increase (decrease) for the period	7,104	(43,159)
Beginning of period	58,189	97,652

End of period	$65,293	$54,493

Supplemental cash flow information:
Cash paid during the period:
Income taxes paid	$203	$23
Non-cash activity:
Deferred taxes on disqualifying dispositions of incentive stock options	$—	$2,020
Non-cash exercise of warrants and issuance of common stock	$6,035	$2,005
The accompanying notes are an integral part of these consolidated financial statements.

MARKETAXESS HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Unaudited
(in thousands, except share and per share amounts)
1. Organization and Principal Business Activity
     MarketAxess Holdings Inc. (the “Company”) was incorporated in the State of Delaware on April 11, 2000. Through its subsidiaries, the Company operates an electronic trading platform for corporate bonds and certain other types of fixed-income securities, through which the Company’s institutional investor clients can access the liquidity provided by its broker-dealer clients. The Company’s multi-dealer trading platform allows its institutional investor clients to simultaneously request competitive, executable bids or offers from multiple broker-dealers, and to execute trades with the broker-dealer of their choice. The Company offers its clients the ability to trade U.S. high-grade corporate bonds, European high-grade corporate bonds, credit default swaps, agencies, high yield and emerging markets bonds. The Company also provides data and analytical tools that help its clients make trading decisions, and facilitates the trading process by electronically communicating order information between trading counterparties. The Company’s DealerAxessTM trading service allows dealers to trade fixed-income securities with each other on its platform. The Company’s current participating dealers are: ABN AMRO, Banc of America Securities, Barclays PLC, Bear Stearns, BNP Paribas, Citigroup Global Markets, Credit Suisse, Deutsche Bank Securities, Dresdner Bank, DZ Bank, FTN Financial, Goldman Sachs, HSBC, ING Financial Markets, JP Morgan, Jefferies and Company, Lehman Brothers, Merrill Lynch, Morgan Stanley, RBC Capital Markets, The Royal Bank of Scotland, Santander Investment Securities, SG Corporate & Investment Banking, UBS and Wachovia Securities.
     The Company’s stockholder broker-dealer clients as of January 1, 2006 were ABN Amro, Banc of America Securities, Bear Stearns, BNP Paribas, Credit Suisse, Deutsche Bank, JPMorgan, Lehman Brothers and UBS. All of these broker-dealer clients constitute related parties of the Company (together, the “Stockholder Broker-Dealer Clients”). Moneyline Telerate (“Moneyline”), which provided certain software development services to the Company and had a revenue-sharing agreement with the Company, is considered a related party for the fiscal year 2005. In February 2005, the Company ceased using the technology platform that was covered under the Moneyline revenue-sharing agreement.
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
     These Consolidated Financial Statements are unaudited and should be read in conjunction with the audited Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005. The consolidated financial information as of December 31, 2005 has been derived from audited financial statements not included herein.
     These unaudited Consolidated Financial Statements are prepared in accordance with the rules and regulations of the SEC with respect to Form 10-Q and reflect all adjustments that, in the opinion of management, are normal and recurring, and which are necessary for a fair statement of the results for the interim periods presented. In accordance with such rules and regulations, certain disclosures that are normally included in annual financial statements have been omitted. Interim period operating results may not be indicative of the operating results for a full year.

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
Securities Available-for-Sale
     The Company has classified certain of its marketable securities as available-for-sale securities. Unrealized marketable securities gains and losses are reflected as a net amount in Accumulated other comprehensive loss on the Consolidated Statements of Financial Condition. Realized gains and losses are recorded on the Consolidated Statements of Operations in Other revenues. For the purpose of computing realized gains and losses, cost is on a specific identification basis.
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
Software Development Costs
     In accordance with Statement of Position No. 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use,” the Company capitalizes certain costs associated with the development of internal use software at the point at which the conceptual formulation, design and testing of possible software project alternatives have been completed. The Company capitalizes employee compensation and related benefits and consulting fees incurred during the preliminary software project stage. Once the product is ready for its intended use, such costs are amortized on a straight-line basis over three years. The Company reviews the amounts capitalized for impairment whenever events or changes in circumstances indicate that the carrying amounts of the assets may not be recoverable.
Stock-Based Compensation for Employees
     Prior to January 1, 2006, the Company accounted for stock-based employee compensation plans in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), as permitted by Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). In accordance with APB 25, the Company accounted for stock-based awards to employees and directors using the intrinsic value method.
     On December 16, 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), which is a revision of SFAS 123.
     Effective January 1, 2006, the Company adopted SFAS 123R, which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees based on estimated fair values. In accordance with SFAS 123R, non-employee members of the Board of Directors are treated as employees. SFAS 123R supersedes the Company’s previous accounting under APB 25 for periods beginning in fiscal 2006. In March 2005, the SEC issued Staff Accounting Bulletin No. 107 (“SAB 107”) relating to SFAS 123R. The Company has applied the provisions of SAB 107 in its adoption of SFAS 123R.
     The Company adopted SFAS 123R using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006. In accordance with the modified prospective transition method, the Company’s Consolidated Financial Statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123R.
     SFAS 123R requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-

MARKETAXESS HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Unaudited (Continued)
(in thousands, except share and per share amounts)
pricing model. Stock-based compensation expense recognized in the Company’s Consolidated Statements of Operations for the three and nine months ended September 30, 2006 included compensation expense for share-based payment awards granted prior to, but not yet vested, as of December 31, 2005 based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS 123 and compensation expense for the share-based payment awards granted subsequent to December 31, 2005 based on the grant date fair value estimated in accordance with the provisions of SFAS 123R. As stock-based compensation expense recognized in the Consolidated Statements of Operations for the three and nine months ended September 30, 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. In the Company’s pro forma information required under SFAS 123 for the periods prior to fiscal 2006, the Company accounted for forfeitures as they occurred.
     On November 10, 2005, the FASB issued FASB Staff Position No. FAS 123R-3, “Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards.” The alternative transition method includes simplified methods to establish the beginning balance of the additional paid-in capital pool (“APIC pool”) related to the tax effects of employee stock-based compensation, and to determine the subsequent impact on the APIC pool and Consolidated Statements of Cash Flows of the tax effects of employee stock-based compensation awards that are outstanding upon the adoption of SFAS 123R. The Company has used the long-method calculation, pursuant to SFAS 123R, to determine its APIC pool as of December 31, 2005. As of September 30, 2006, the Company has calculated the APIC pool to be $675.
     Prior to the adoption of SFAS 123R, the Company presented all tax benefits resulting from the exercise of stock options as operating cash flows in the Consolidated Statements of Cash Flows. SFAS 123R requires the cash flows resulting from tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as financing cash flows. The excess tax benefit for the three and nine months ended September 30, 2006 of $510 and $1,076, respectively, classified as a financing cash flow, would have been classified as an operating cash flow if the Company had not adopted SFAS 123R.
     Had compensation expense for the Company’s plans been determined based on the fair value at the grant dates for awards to employees under the plans, consistent with SFAS 123, the Company’s Net income and income per share for the three and nine months ended September 30, 2005 would have been decreased to the pro forma amounts indicated below:

	Three Months	Nine Months
	Ended	Ended
	September 30, 2005	September 30, 2005
Net income
As reported	$1,171	$6,052
Compensation expense, after related tax effects	(343)	(1,026)

Pro forma	$828	$5,026

Basic net income per common share — as reported	$0.04	$0.22
Diluted net income per common share — as reported	$0.03	$0.17

Basic net income per common share — pro forma	$0.03	$0.18
Diluted net income per common share — pro forma	$0.02	$0.14
In calculating the fair value of the options granted, the following assumptions were used:

	Three Months	Nine Months
	Ended	Ended
	September 30, 2005	September 30, 2005
Weighted-Average Expected Life (years)	3.00	3.00
Weighted-Average Risk-Free Interest Rate	3.99%	3.79%
Weighted-Average Expected Volatility	16.52%	18.82%

MARKETAXESS HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Unaudited (Continued)
(in thousands, except share and per share amounts)
Revenue Recognition
     The majority of the Company’s revenues are derived from commissions for trades executed on its platform that are billed to its broker-dealer clients on a monthly basis. The Company also derives revenues from information and user access fees, license fees, investment income and other income.
     Commissions are generally calculated as a percentage of notional dollar volume of bonds traded on the platform and vary based on the type and maturity of the bond traded. Under the Company’s transaction fee plans, bonds that are more actively traded or that have shorter maturities are generally charged lower commissions, while bonds that are less actively traded or that have longer maturities generally command higher commissions.
Income Taxes
     Income taxes are accounted for using the asset and liability method in accordance with SFAS No. 109, “Accounting for Income Taxes” (“SFAS 109”). Deferred income taxes reflect the net tax effects of temporary differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when such differences are expected to reverse. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is recognized against deferred tax assets if it is more likely than not that such assets will not be realized in future years.
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
Foreign Currency Translation
     Assets and liabilities denominated in non-U.S. currencies are translated at month-end rates of exchange on the date of the Consolidated Statements of Financial Condition, and revenues and expenses are translated at the monthly average of the daily rates of exchange for the period. Gains or losses on translation of the financial statements of a non-U.S. operation are included as a component of Accumulated Other Comprehensive Loss in Stockholders’ Equity.
Recent Accounting Pronouncements
     In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments” (“SFAS 155”). SFAS 155 is an amendment of SFAS No. 133 and SFAS No. 140. SFAS 155 permits companies to elect, on a deal-by-deal basis, to apply a fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation. SFAS 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The Company does not expect SFAS 155 to have a material impact on its Consolidated Financial Statements.
     In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets” (“SFAS 156”). SFAS 156 amends SFAS No. 140. SFAS 156 requires that all separately recognized servicing assets and servicing liabilities be initially measured at fair value. For subsequent measurements, SFAS 156 permits companies to choose between an amortization method or a fair value measurement method for reporting purposes. SFAS 156 is effective as of the beginning of a company’s first fiscal year that begins after September 15, 2006. The Company does not expect SFAS 156 to have a material impact on its Consolidated Financial Statements.
     In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 applies to all tax positions accounted for under SFAS 109. A “tax position” includes

MARKETAXESS HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Unaudited (Continued)
(in thousands, except share and per share amounts)
current or future reductions in taxable income reported or expected to be reported on a tax return. FIN 48 supplements SFAS 109 by defining the confidence level that a tax position must meet in order to be recognized in the financial statements. The Interpretation requires that the tax effects of a position be recognized only if it is “more-likely-than-not” (greater than 50% likelihood) to be sustained based solely on its technical merits as of the reporting date. In making this assessment, a company must assume that the taxing authorities will examine the position. The Company currently uses a more stringent “probable” threshold for recognizing uncertain tax positions. FIN 48 is effective as of the beginning of the first fiscal year beginning after December 15, 2006. At adoption, companies must adjust their financial statements to reflect only those tax positions that are more-likely-than-not to be sustained as of the adoption date. The necessary adjustments, if any, should be recorded directly to the beginning balance of retained earnings in the period of adoption and reported as a change in accounting principle. The Company is currently evaluating the expected effect of the adoption of FIN 48 on its Consolidated Financial Statements and is not yet in a position to determine such effect.
     In September 2006, the SEC released Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 requires that public companies utilize a “dual-approach” to assessing the quantitative effects of financial misstatements. This dual approach includes both an income statement focused assessment and a balance sheet focused assessment. The guidance in SAB 108 must be applied to annual financial statements for fiscal years ending after November 15, 2006. The Company has not adopted SAB 108 and does not expect it to have a material impact on its Consolidated Financial Statements.
     In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value and requires enhanced disclosures about fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. The Company does not expect SFAS 157 to have a material impact on its Consolidated Financial Statements.
     In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132(R)” (“SFAS 158”). SFAS 158 requires an entity to recognize in its statements of financial condition the funded status of its defined benefit postretirement plans, measured as the difference between the fair value of the plan assets and the benefit obligation. SFAS 158 also requires an entity to recognize changes in the funded status of a defined benefit postretirement plan within Accumulated Other Comprehensive Income, net of tax; to the extent such changes are not recognized in earnings as components of periodic net benefit cost. SFAS 158 is effective for fiscal years ending after December 15, 2006. The Company does not expect SFAS 158 to have a material impact on its Consolidated Financial Statements.
Reclassifications
     Certain reclassifications have been made to the prior periods’ financial statements in order to conform to the current period’s presentation. Such reclassifications had no effect on previously reported Net income.
3. Change in Capitalization Policy
     In January 2006, the Company changed its capitalization policy for furniture, equipment and leasehold improvements, lowering the threshold for capitalizing such purchases from $10 to $2. The change was made to ensure consistency between the financial accounting and tax treatment. For the three and nine months ended September 30, 2006, the Company capitalized $46 and $204, respectively, that would have been expensed under the old capitalization policy.

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

	As of
	September 30, 2006	December 31, 2005
Net capital	$9,923	$14,820
Required net capital	(863)	(1,105)

Excess amount over required net capital	$9,060	$13,715

Ratio of aggregate indebtedness to net capital	1.30 to 1	1.12 to 1
     MarketAxess Corporation claims exemption from SEC Rule 15c3-3, as it does not hold customer securities or funds on account, as defined.
     MarketAxess Europe is subject to certain financial resource requirements of the FSA. A summary of these financial resource requirements is as follows:

	As of
	September 30, 2006	December 31, 2005
Financial resources	$14,167	$10,907
Resource requirement	(4,053)	(3,290)

Excess financial resources	$10,114	$7,617

     MarketAxess Corporation and MarketAxess Europe are subject to U.S. and U.K. regulations as broker-dealers that prohibit repayment of borrowings from the Company or affiliates, paying cash dividends, making loans to the Company or affiliates or otherwise entering into transactions that result in a significant reduction in regulatory net capital or financial resources without prior notification to or approval from such broker-dealer’s principal regulator.
5. Securities
     In January 2005, the Company entered into investment advisory agreements with two of its Stockholder Broker-Dealer Clients. See “Related Parties” in Footnote 9.
     The following is a summary of the Company’s Securities available-for-sale as of September 30, 2006 and December 31, 2005:

	As of September 30, 2006
		Gross	Gross
	Amortized	unrealized	unrealized	Fair
	cost	gains	losses	value
Securities-available -for-sale
Federal agency issues and municipal securities	$56,405	$—	$(20)	$56,385
Corporate Bonds	1,831	—	(8)	1,823

Total Securities-available -for-sale	$58,236	$—	$(28)	$58,208

	As of December 31, 2005
		Gross	Gross
	Amortized	unrealized	unrealized	Fair
	cost	gains	losses	value
Securities-available -for-sale
Federal agency issues and municipal securities	$50,122	$—	$(119)	$50,003
Corporate Bonds	10,000	—	(47)	9,953

Total Securities-available-for-sale	$60,122	$—	$(166)	$59,956

MARKETAXESS HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Unaudited (Continued)
(in thousands, except share and per share amounts)
6. Furniture, Equipment and Leasehold Improvements
     Furniture, equipment and leasehold improvements, net, are comprised of the following:

	As of
	September 30, 2006	December 31, 2005
Computer software and related equipment	$14,868	$12,099
Office hardware	3,119	2,990
Furniture and fixtures	1,722	1,481
Accumulated depreciation	(15,803)	(12,842)

Total furniture and equipment, net	3,906	3,728

Leasehold improvements	2,204	2,207
Accumulated amortization	(1,475)	(1,292)

Total leasehold improvements, net	729	915

Total furniture, equipment and leasehold improvements, net	$4,635	$4,643

7. Software Development Costs
     Software development costs, net, are comprised of the following:

	As of
	September 30, 2006	December 31, 2005
Software development costs	$12,672	$9,848
Accumulated amortization	(6,357)	(3,649)

Total software development costs, net	$6,315	$6,199

     During the three and nine months ended September 30, 2006, software development costs totaling $657 and $2,824, respectively, were capitalized. Non-capitalized software costs and routine maintenance costs are expensed as incurred and are included in Employee compensation and benefits, Technology and communications and Professional and consulting fees in the Consolidated Statements of Operations.
8. Income Taxes
     The Company’s provision for income taxes, included in the Consolidated Statements of Operations as determined in accordance with SFAS 109, is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Current:
Federal	$187	$—	$421	$—
State and local	37	20	78	137
Foreign	142	18	347	76

Current provision for income taxes	366	38	846	213

Deferred:
Federal	310	311	436	2,233
State and local	366	106	523	734
Foreign	(109)	115	27	697

Deferred provision for income taxes	567	532	986	3,664

Provision for income taxes	$933	$570	$1,832	$3,877

MARKETAXESS HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Unaudited (Continued)
(in thousands, except share and per share amounts)
The following is a summary of the Company’s net deferred tax assets:

	As of
	September 30, 2006	December 31, 2005
Deferred tax assets	$57,026	$57,949
Valuation allowance	(15,218)	(15,218)

Net deferred tax assets	41,808	42,731
Deferred tax liabilities	(2,766)	(2,927)

Deferred tax assets, net	$39,042	$39,804

9. Related Parties
     As of the dates and for the periods indicated below, the Company had the following balances and transactions with the Stockholder Broker-Dealer Clients or their affiliates:

	As of
	September 30, 2006	December 31, 2005
Accounts receivable	$8,918	$6,751
Accounts payable, accrued expenses and other liabilities	245	88

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Commissions	$8,750	$8,106	$26,249	$28,416
Information and user access fees	290	241	898	683
Investment income	227	167	719	549
Other income	125	156	389	419
     For the three months ended September 30, 2006 and 2005, investment advisory fees and bank fees paid to Stockholder Broker-Dealer Clients were $16 and $18, respectively, and for the nine months ended September 30, 2006 and 2005 were $47 and $39, respectively, and are included in General and administrative expenses in the Consolidated Statements of Operations.
     During the three months ended September 30, 2006, two Stockholder Broker-Dealer Clients converted 1,295,201 warrants into 1,294,849 shares of common stock through a non-cash exercise.

MARKETAXESS HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Unaudited (Continued)
(in thousands, except share and per share amounts)
10. Stock-Based Compensation Plans
     Stock compensation expense for the three and nine months ended September 30, 2006 and 2005 was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Employee:
Stock options	$677	$369	$2,529	$1,129
Restricted stock	484	153	1,617	459

	1,161	522	4,146	1,588

Non-employee directors and consultants:
Stock options	39	21	226	64
Restricted stock	81	136	169	136

	120	157	395	200

Total stock — based compensation	$1,281	$679	$4,541	$1,788

     The Company records stock compensation for employees in Employee compensation and benefits and for non-employee directors and consultants in General and administrative expenses in the Consolidated Statements of Operations.
     During the third quarter of 2006, the Company identified a difference in U.S. and U.K. accounting treatment for taxes ultimately payable upon the exercise of stock options and vesting of restricted stock for grants to U.K. employees. This difference in accounting was corrected through a reversal of the reserve balance of $235 at September 30, 2006.
     As a result of adopting SFAS 123R on January 1, 2006, the Company’s Income before income taxes for the three and nine months ended September 30, 2006 was $576 and $2,102 less, respectively, and the Company’s Net income for the three and nine months ended September 30, 2006 was $326 and $1,187 less, respectively, than if it had continued to account for stock-based compensation under APB 25. Basic EPS for the three and nine months ended September 30, 2006 would have been $0.05 and $0.14, respectively, if the Company had not adopted SFAS 123R, compared to reported basic EPS for these periods of $0.04 and $0.11, respectively. Diluted EPS for the three and nine months ended September 30, 2006 would have been $0.05 and $0.12, respectively, if the Company had not adopted SFAS 123R, compared to reported diluted EPS for the same periods of $0.04 and $0.09, respectively.
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
     In 2004, the Company adopted the 2004 Stock Incentive Plan (“the 2004 Plan”) to enable it to offer equity-based awards in the Company to certain of the Company’s key employees, consultants and non-employee directors. The terms of the 2004 Plan are substantially the same as those of the 2000 and 2001 Plans, except as follows: the maximum aggregate number of shares available for grant is different; the Compensation Committee of the Board of Directors (the “Committee”) has flexibility to grant stock appreciation rights, performance shares, performance units or other stock-based awards (in addition to stock options and restricted stock); and rights of first refusal and repurchase rights do not apply to awards granted under the 2004 Plan. The Committee is appointed by the Board of Directors, and consists of at least two non-employee directors and administers the 2004 Plan. With respect to the application of the 2004 Plan to non-employee directors,

MARKETAXESS HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Unaudited (Continued)
(in thousands, except share and per share amounts)
the entire Board of Directors will act as a committee. The 2004 Plan permits the Company to grant stock options (incentive stock options and non-qualified stock options), stock appreciation rights, restricted stock, performance shares, performance units and other stock-based awards (including, without limitation, restricted stock units) to certain key employees, consultants and non-employee directors (to the extent permitted by law), as determined by the Committee in its sole discretion. Through April 27, 2006, up to 2,400,000 shares of the Company’s common stock, plus 684,802 shares of common stock transferred to the 2004 Plan from the 2000 and 2001 Plans on November 2, 2004, could have been issued under the 2004 Plan (subject to adjustment to reflect certain transactions and events specified in the 2004 Plan).
     On June 7, 2006, stockholder approval was obtained for an amendment and restatement of the 2004 Plan to, among other things, increase the number of shares authorized for issuance under the 2004 Plan from 3,084,802 to 9,754,802 shares. The Board had previously approved the amended and restated 2004 Plan effective April 28, 2006, subject to stockholder approval.
     The 2004 Plan provides the Committee with authority and flexibility to determine the terms and conditions of the awards at the time of grant. The 2004 Plan is intended to constitute a plan described in Treasury Regulations Section 1.162-27(f)(1), pursuant to which the deduction limits under Section 162(m) of the Internal Revenue Code do not apply during the applicable reliance period.
     The fair value of each option award is estimated on the date of grant using the Black-Scholes-Merton closed-form model (“Black-Scholes”) that uses the assumptions noted in the following table. The Company believes that the use of the Black-Scholes model meets the fair value measurement objectives of SFAS 123R and reflects all substantive characteristics of the instruments being valued. The determination of fair value of share-based payment awards on the date of grant using an option-pricing model is affected by the Company’s stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to, the expected stock price volatility over the term of the awards and actual and projected employee stock option exercise behavior. Expected volatilities are based on historical volatility of the Company’s stock and a peer group. The risk-free interest rate is based on U.S. Treasury securities with a maturity value approximating the expected term of the option. The expected term represents the period of time that options granted are expected to be outstanding and was increased from four years to five years in May 2006.
     The following table represents the assumptions used for the Black-Scholes option-pricing model to determine the per share weighted- average fair value for options granted for the three and nine months ended September 30, 2006:

	Three Months Ended	Nine Months Ended
	September 30, 2006	September 30, 2006
Weighted-Average Expected Life (years)	5.00	4.58
Weighted-Average Risk-Free Interest Rate	4.75%	4.69%
Weighted-Average Expected Volatility	45.79%	41.25%
     The following table reports stock option activity during the nine months ended September 30, 2006 and the intrinsic value as of September 30, 2006:

			Remaining
	Number of	Weighted-Average	Contractual
	Shares	Exercise Price	Term	Intrinsic Value
Outstanding at January 1, 2006	5,168,807	$7.56		$22,321
Granted	2,087,900	$10.83
Canceled	(660,388)	$12.82
Exercised	(517,479)	$2.95		$4,269

Outstanding at September 30, 2006	6,078,840	$8.51	7.32	$18,673

Exercisable at September 30, 2006	3,754,654	$6.71	6.03	$18,369

     The intrinsic value is the amount by which the closing price of our common stock on September 30, 2006 of $10.47 exceeds the exercise price of the stock options.

MARKETAXESS HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Unaudited (Continued)
(in thousands, except share and per share amounts)
     The following table summarizes information regarding the stock options granted:

	As of September 30, 2006
	Options Outstanding
		Weighted-		Options Exercisable
		Average	Weighted-		Weighted-
		Remaining	Average		Average
		Contractual	Exercise	Number	Exercise
Range of Exercise Prices	Outstanding	Life	Price	Exercisable	Price
$2.10 — $ 5.00	2,374,161	5.4976	$2.79	2,374,161	$2.79
$5.01 — $10.00	223,585	8.8901	$9.43	75,568	$8.86
$10.01 — $15.00	2,881,708	8.5794	$11.61	936,173	$12.84
$15.01 — $19.60	599,386	7.8795	$15.86	368,752	$15.94
     As of September 30, 2006, there was $8,610 of total unrecognized compensation cost related to non-vested stock options granted under the 2000 and 2001 Plans and the 2004 Plan. That cost is expected to be recognized over a weighted-average period of 2.2 years.
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
     The following table reports restricted stock activity during the nine months ended September 30, 2006:

		Weighted-Average
	Number of	Grant Date Fair
	Restricted Shares	Value
Outstanding at January 1, 2006	189,000	$14.86
Granted	869,000	$11.78
Canceled	(102,497)	$12.38
Vested	(57,409)	$13.76

Outstanding at September 30, 2006	898,094	$12.23

     As of September 30, 2006, there was $9,289 of total unrecognized compensation expense related to non-vested restricted stock granted under the 2004 Plan. That cost is expected to be recognized over a weighted-average period of 2.4 years.

MARKETAXESS HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Unaudited (Continued)
(in thousands, except share and per share amounts)
11. Earnings Per Share
     Basic and diluted EPS for the three and nine months ended September 30, 2006 and 2005 were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Basic EPS
Net income	$1,297	$1,171	$3,183	$6,052

Weighted-average common shares outstanding	31,319,771	28,316,845	30,274,448	27,823,982
Net income per common share	$0.04	$0.04	$0.11	$0.22

Diluted EPS
Net income	$1,297	$1,171	$3,183	$6,052
Weighted-average common shares outstanding and common stock equivalents	34,792,783	35,508,128	35,028,296	35,471,963
Net income per common share	$0.04	$0.03	$0.09	$0.17
     The following table summarizes the number of stock options and shares of restricted stock excluded from the computation of diluted EPS because their effect would be antidilutive:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Number of antidilutive stock options	3,238,129	1,761,559	2,531,773	1,642,112

Number of antidilutive shares of resticted stock	812,871	—	270,957	—

12. Commitments and Contingencies
     The Company leases office space under non-cancelable lease agreements expiring at various dates through 2011. These leases are subject to escalation based on certain costs incurred by the landlord. Minimum rental commitments under such leases, net of sublease income at September 30, 2006, were as follows:

Year Ended December 31,	Minimum Rentals
Remaining 2006	$600
2007	2,460
2008	2,468
2009	2,475
2010	1,334
Thereafter through 2015	4,364
     Rental expense for the three and nine months ended September 30, 2006 was $718 and $2,065, respectively, and for the three and nine months ended September 30, 2005 was $409 and $1,272, respectively, which is included in General and administrative expenses in the Consolidated Statements of Operations.
     The Company has a sublease agreement for one of its properties. The following table summarizes information regarding the sublease provisions:

				Sublease Loss Accrual as of:
	Commencement	Termination	Sublease	September 30,	December 31,
Location	Date	Date	Rental	2006	2005

New York, NY	May 1, 2006	April 14, 2011	$77	$941	$1,146

MARKETAXESS HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Unaudited (Continued)
(in thousands, except share and per share amounts)
     Between May 2002 and May 2005, the Company also had a sublease agreement for its London property. The sublessee exercised its early termination option as provided in the agreement and paid MarketAxess Europe an early termination fee of $225 in May 2005. MarketAxess Europe now occupies the space.
     The Company is contingently obligated for standby letters of credit that were issued to landlords for office space. The Company uses a U.S. government obligation as collateral for these standby letters of credit and for the Company’s foreign currency forward contracts. This collateral is included in Securities and cash provided as collateral on the Consolidated Statements of Financial Condition and had a fair market value of $3,257 as of September 30, 2006 and $3,299 as of December 31, 2005.
     In June 2006, MarketAxess Corporation commenced operating an anonymous matching service for its broker-dealer clients. MarketAxess Corporation executes trades on a riskless principal basis, which are cleared and settled by an independent clearing broker. The securities clearing agreement that MarketAxess Corporation maintains with the independent clearing broker commenced in December 2004. Under the securities clearing agreement, MarketAxess Corporation maintains a collateral deposit with the clearing broker in the form of cash or U.S. government securities. As of September 30, 2006 and December 31, 2005, the collateral deposit included in Securities and cash provided as collateral on the Consolidated Statements of Financial Condition was $500. MarketAxess Corporation is exposed to credit risk in the event a contra-party does not fulfill its obligation to complete a transaction. Pursuant to the terms of the securities clearing agreement between MarketAxess Corporation and the independent clearing broker, the clearing broker has the right to charge MarketAxess Corporation for losses resulting from a counterparty’s failure to fulfill its contractual obligations. The losses are not capped at a maximum amount and apply to all trades executed through the clearing broker. At September 30, 2006, MarketAxess Corporation recorded no contingent liabilities with regard to this right.
13. Comprehensive Income
     Comprehensive income was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Net income	$1,297	$1,171	$3,183	$6,052
Currency translation adjustments, net of taxes	(152)	(12)	(302)	(50)
Unrealized gains (losses) on Securities-available-for-sale, net of taxes	85	(54)	78	(86)

Total Comprehensive income	$1,230	$1,105	$2,959	$5,916

14. Subsequent Event
     On October 26, 2006, the Board of Directors of the Company authorized a share repurchase program for up to $40,000 of the Company’s voting Common stock. The Company intends to repurchase the shares in the open market or privately negotiated transactions, at times and prices considered appropriate by the Company. Shares repurchased under the program will be held in treasury for future use.

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
Executive Overview
     MarketAxess operates one of the leading platforms for the electronic trading of corporate bonds and certain other types of fixed-income securities. Through our platform, 683 active institutional investor client firms (firms that executed at least one trade through our electronic trading platform between October 2005 and September 2006) can access the aggregate liquidity provided by the collective interest of our 25 broker-dealer clients in buying or selling bonds through our platform. Our active institutional investor clients include investment advisers, mutual funds, insurance companies, public and private pension funds, bank portfolios and hedge funds. We also provide data and analytical tools that help our clients make trading decisions and we facilitate the trading process by electronically communicating order information between trading counterparties. Our revenues are primarily generated from the trading of U.S. and European high-grade corporate bonds.
     Our multi-dealer trading platform allows our institutional investor clients to simultaneously request competing, executable bids or offers from our broker-dealer clients and execute trades with the broker-dealer of their choice from among those that choose to respond. We offer our broker-dealer clients a solution that enables them to efficiently reach our institutional investor clients for the distribution and trading of bonds. In addition to U.S. high-grade corporate bonds, European high-grade corporate bonds and emerging markets bonds, including both investment-grade and non-investment grade debt, we also offer our clients the ability to trade crossover and high-yield bonds, agency bonds, new issues and credit default swap indices. Our DealerAxessTM trading service allows dealers to trade fixed-income securities with each other on our platform.
     The majority of our revenues are derived from commissions for trades executed on our platform that are billed to our broker-dealer clients on a monthly basis. We also derive revenues from information and user access fees, license fees, investment income and other income. Our expenses consist of employee compensation and benefits, depreciation and amortization, technology and communication expenses, professional and consulting fees, marketing and advertising and other general and administrative expenses.
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
     We have historically earned a substantial portion of our commissions and overall revenues from broker-dealer clients that are (or whose affiliates are) our stockholders. The percentage of our revenues derived from our broker-dealer clients that are also our stockholders has been declining. For the nine months ended September 30, 2006, the percentage decreased to 46.1% from 50.4% for the nine months ended September 30, 2005. Affiliates of most of our broker-dealer clients are also among our institutional investor clients. A table detailing the amount of revenues generated by the nine broker-dealer clients that were also our stockholders as of January 1, 2006 (ABN Amro, Banc of America Securities, Bear Stearns, BNP Paribas, Credit Suisse, Deutsche Bank, JPMorgan, Lehman Brothers and UBS), and their respective affiliates, as well as the corresponding percentage of total revenues, is provided below for the three and nine months ended September 30, 2006 and 2005.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
	($ in thousands)
Total revenues generated by Stockholder Broker-Dealer Clients and their respective affiliates
Commissions	$8,750	$8,106	$26,249	$28,416
Information and user access fees	290	241	898	683
Investment income	227	167	719	549
Other	125	156	389	419

Total revenues generated by Stockholder Broker-Dealer Clients and their respective affiliates	$9,392	$8,670	$28,255	$30,067

Percentage of total revenues generated by Stockholder Broker-Dealer Clients and their respective affiliates
Commissions	49.7%	51.3%	50.2%	55.5%
Information and user access fees	20.4%	20.7%	21.9%	21.3%
Investment income	17.9%	17.9%	21.7%	22.3%
Other	52.5%	56.9%	53.1%	52.4%
Percentage of total revenues generated by Stockholder Broker-Dealer Clients and their respective affiliates	45.9%	45.4%	46.1%	50.4%
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
     On June 1, 2005, we introduced a new fee plan primarily for secondary market transactions in U.S. high-grade corporate bonds executed on our institutional client to multi-dealer electronic trading platform. As of September 30, 2006, 18 of our U.S. high-grade broker-dealer clients have signed new two-year agreements that supersede the fee arrangements that we entered into with many of our broker-dealer clients during the third quarter of 2003. The new plan incorporates higher fixed monthly fees and lower variable fees for our broker-dealer clients than the previous U.S high-grade corporate transaction fee plans and incorporates volume incentives to our broker-dealer clients that are designed to increase the volume of transactions effected on our platform. Under the new fee plan, the Company electronically adds the variable fee to the spread quoted by the broker-dealer client but does not charge for inquiries that an institutional investor client sends to a single broker-dealer client. The combination of higher fixed and lower variable fees in the new plan results in higher revenue to the Company at lower volume levels but will limit revenue growth in the future for U.S high-grade corporate bond trading as volume levels increase.
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
     In September 2005, we launched electronic credit default swap index trading on its platform and charges commissions to both broker-dealer and institutional clients calculated as a percentage of the notional volume of transactions traded. Broker-dealer clients are able to select between standard fee schedules that contain monthly minimum commissions and, in some cases, monthly fee caps.
     In June 2006, we introduced functionality that allows broker-dealer clients to transact U.S. corporate and emerging markets bond trades on our platform with other broker-dealer clients. MarketAxess Corporation acts as intermediary in these transactions by serving as counterparty to the two broker-dealer clients involved. We charge a fee to the broker-dealer clients involved in the transaction that is based on the size of the transaction and the maturity of the bond traded.
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
     Information and User Access Fees We charge information services fees for Corporate BondTicker to our broker-dealer clients, institutional investor clients and data-only subscribers. The information services fee is a flat monthly fee, based on the level of service. We also generate information services fees from the sale of bulk data to certain institutional investor clients and data-only subscribers. Institutional investor clients trading U.S. high-grade corporate bonds are charged a monthly user access fee for the use of our platform. The fee, billed quarterly, is charged to the client based on the number of the client’s users. To encourage institutional investor clients to execute trades on our U.S. high-grade corporate bond platform, we reduce these information and user access fees for such clients once minimum quarterly trading volumes are attained.
     License Fees License fees consist of fees received from broker-dealer clients for access to our trading platform through a non-exclusive and non-transferable license. Broker-dealer clients, other than those that made equity investments in the Company, typically pay an initial license fee, which is due and payable upon execution of the broker-dealer agreement. The initial license fee varies by agreement and at a minimum is generally intended to cover the initial set-up costs incurred to enable a broker-dealer to begin using our electronic trading platform. The license fee is recognized in the first three months of the agreement in the estimated amount of the set-up costs that we incur and the remaining amount is amortized over the initial term of the agreement, which is generally three years.
     Investment Income Investment income consists of income earned on our investments.
     Other Other revenues consist of telecommunications line charges to broker-dealer clients and other miscellaneous revenues.

Expense Trends
In the normal course of business, we incur the following expenses:
Employee Compensation and Benefits Employee compensation and benefits is our most significant expense and includes employee salaries, stock compensation costs, other incentive compensation, related employee benefits and payroll taxes.
Depreciation and Amortization Depreciation and amortization expense results from the depreciation of fixed assets, which consist of computer hardware, furniture and fixtures, and the amortization of software, capitalized software development costs and leasehold improvements. We depreciate our fixed assets and amortize our capitalized software development costs on a straight-line basis over a three-year period. We amortize leasehold improvements on a straight-line basis over the lesser of the life of the improvement or the remaining term of the lease.
Technology and Communications Technology and communications expense consists primarily of costs relating to maintenance on software and hardware, our internal network connections, data center hosting costs and data feeds provided by outside vendors or service providers. The majority of our broker-dealer clients have dedicated high-speed communication lines to our network in order to provide fast data transfer. We charge our broker-dealer clients a monthly fee for these connections, which is recovered against the relevant expenses we incur.
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
     We anticipate expense growth in the future, primarily due to investment in new products, notably in employee compensation and benefits, professional and consulting fees, and general and administrative expense but we believe that operating leverage can be achieved by increasing volumes in existing products and adding new products without substantial additions to our infrastructure.
Adoption of SFAS 123R
     Effective January 1, 2006, we adopted SFAS 123R, which requires the measurement and recognition of compensation expense for all stock-based payment awards made to employees and directors, based on estimated fair values. SFAS 123R supersedes our previous accounting under APB 25 for periods beginning in fiscal 2006. In March 2005, the SEC issued SAB 107 relating to SFAS 123R. We have applied the provisions of SAB 107 in our adoption of SFAS 123R.
     We adopted SFAS 123R using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006. In accordance with the modified prospective transition method, the Company’s Consolidated Financial Statements for prior periods have not been restated to reflect, and do not include the impact of SFAS 123R. Stock-based compensation expense recognized under SFAS 123R for the three and nine months ended September 30, 2006 was $0.6 million and $2.1 million, respectively, which consisted of stock-based compensation expense related to employee stock options.
     Stock-based compensation expense recognized in our Consolidated Statements of Operations for the three and nine months ended September 30, 2006 included compensation expense for stock-based payment awards granted prior to, but not yet vested as of December 31, 2005, based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS 123 and compensation expense for the stock-based payment awards granted subsequent to December 31, 2005 based on the grant date fair value estimated in accordance with the provisions of SFAS 123R.

     SFAS 123R requires companies to estimate the fair value of stock-based payment awards on the date of grant using an option-pricing model. We believe that the use of the Black-Scholes model meets the fair value measurement objectives of SFAS 123R and reflects all substantive characteristics of the instruments being valued. The determination of fair value of share-based payment awards on the date of grant using an option-pricing model is affected by our stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to, the expected stock price volatility over the term of the awards and actual and projected employee stock option exercise behavior. Expected volatilities are currently based on historical volatility of our stock and a peer group. The risk-free interest rate is based on U.S. Treasury securities with a maturity value approximating the expected term of the option. The expected term represents the period of time that options granted are expected to be outstanding and was increased from four years to five years in May 2006. The value of the portion of the award that is ultimately expected to vest is recognized as expense in our Consolidated Statements of Operations over the requisite service periods.
     As stock-based compensation expense recognized in the Consolidated Statements of Operations for the three and nine months ended September 30, 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. In our pro forma information required under SFAS 123 for the periods prior to fiscal 2006, the Company accounted for forfeitures as they occurred.
     As of September 30, 2006, there was $8.6 million of total unrecognized compensation cost related to non-vested stock options granted under our Stock Incentive Plans. That cost is expected to be recognized over a weighted-average period of 2.2 years.
     As of September 30, 2006, there was $9.3 million of total unrecognized compensation expense related to non-vested restricted stock granted under the 2004 Plan. That cost is expected to be recognized over a weighted-average period of 2.4 years.
     If factors change and we employ different assumptions in the application of SFAS 123R in future periods, the compensation expense we record under SFAS 123R may differ significantly from that recorded in the current period.
Recent developments
     On October 26, 2006, the Board of Directors of the Company authorized a share repurchase program for up to $40 million of the Company’s voting Common stock. The Company intends to repurchase the shares in the open market or privately negotiated transactions, at times and prices considered appropriate by the Company. Shares repurchased under the program will be held in treasury for future use.

Statistical Information
     Our trading volume and average fees per million traded for the three and nine months ended September 30, 2006 and 2005 were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Trading Volume Data (in billions)
U.S. high-grade — multi dealer	$44.7	$35.7	$124.4	$134.3
U.S. high-grade — single dealer	5.1	3.3	14.6	4.2

Total U.S. high-grade	49.8	39.0	139.0	138.5
European high-grade	18.7	16.3	65.5	56.1
Other	15.3	13.3	43.3	35.3

Total	$83.8	$68.6	$247.8	$229.9

Average Fee Per Million Traded
U.S. high-grade	$246	$277	$246	$252
European high-grade	$176	$192	$179	$194
Other	$135	$138	$147	$153
All Products	$210	$230	$211	$223

Number of U.S. Trading Days	63	64	187	189
Number of U.K. Trading Days	64	65	188	190
     For volume reporting purposes, transactions in foreign currencies are converted to U.S. dollars at the exchange rates prevailing on the day the transactions were executed.
     Single-dealer inquiries represent U.S. high-grade trades on which no fees were charged in accordance with the U.S. high-grade corporate bond fee plan that went into effect on June 1, 2005. The U.S. high-grade average fee per million is calculated for each period presented using both the variable transaction fees and the fixed monthly fees paid by our broker-dealer clients.
     In September 2005, we launched electronic credit default swap index trading on its platform. Trading volume data and commissions related to these transactions are included in Other.
     In June 2006, we launched our DealerAxessTM product, which enables U.S. corporate and emerging markets bond trading between broker-dealer clients. Trading volume data and commissions related to these transactions are included in either U.S. high-grade or Other trading volumes, as appropriate. We serve as a counterparty to both a buyer and a seller in matching these back-to-back trades with its broker-dealer clients and, accordingly, includes both transactions in its reported volume.
     Our active institutional investor clients and broker-dealer clients as of September 30, 2006 and September 30, 2005 were as follows:

	As of
	September 30,
	2006	2005
Institutional Investor Clients:
U.S.	452	413
Europe	231	214

Total	683	627

Broker-Dealer Clients	25	25

Results of Operations
Three Months Ended September 30, 2006 Compared to Three Months Ended September 30, 2005
Overview
     Total revenues increased by $1.7 million or 8.8% to $20.8 million for the three months ended September 30, 2006 from $19.1 million for the three months ended September 30, 2005. This increase in Total revenues was primarily due to increases in Commissions of $1.8 million, Investment income of $0.4 million and Information and user access fees of $0.3 million, offset by a decrease in License fees of $0.8 million.
     Total expenses for the three months ended September 30, 2006 increased by $1.2 million or 6.9% to $18.5 million for the three months ended September 30, 2006 from $17.3 million for the three months ended September 30, 2005. Excluding the impact of $0.6 million in non-cash stock compensation expense following the adoption of SFAS 123R in January 2006, Total expenses for the three months ended September 30, 2006 increased by $0.6 million or 3.6% as compared to the three months ended September 30, 2005. In addition to the SFAS 123R stock compensation expense, expense increases were primarily due to additional increases in Employee compensation and benefits of $0.9 million, General and administrative expense of $0.3 million and Depreciation and amortization of $0.2 million, offset by decreases in Professional and consulting fees of $0.5 million and Marketing and advertising of $0.2 million.
     For the three months ended September 30, 2006, Income before income taxes increased by $0.5 million or 28.1% to $2.2 million compared to Income before income taxes of $1.7 million for the three months ended September 30, 2005. Net income increased by $0.1 million or 10.9% to $1.3 million compared to Net income of $1.2 million for the three months ended September 30, 2005. Excluding the impact of stock compensation expense following the adoption of SFAS 123R, Net income for the three months ended September 30, 2006 would have been $1.6 million. Net cash provided by operating activities for the three months ended September 30, 2006 was $7.5 million compared to $5.7 million for the three months ended September 30, 2005.
Revenues
     Our revenues for the three months ended September 30, 2006 and September 30, 2005, and the resulting dollar and percentage change, were as follows:

	Three Months Ended September 30,
	2006		2005
		% of		% of	$
	$	Revenues	$	Revenues	Change	% Change
			($ in thousands)
Revenues
Commissions
U.S. high-grade	$12,250	59.0%	$10,820	56.7%	$1,430	13.2%
European high-grade	3,290	15.8	3,132	16.4	158	5.0
Other	2,057	9.9	1,837	9.6	220	11.9

Total commissions	17,597	84.7	15,789	82.7	1,808	11.5
Information and user access fees	1,426	6.9	1,165	6.1	261	22.4
License fees	247	1.2	1,032	5.4	(785)	(76.1)
Investment income	1,266	6.1	828	4.3	438	52.9
Other	238	1.1	274	1.5	(36)	(13.1)

Total revenues	$20,774	100.0%	$19,088	100.0%	$1,686	8.8%

     The following table shows the extent to which the changes in revenue for the three months ended September 30, 2006 as compared to the three months ended September 30, 2005 were attributable to increases in volumes, reductions in the average level of commissions charged and other factors not related to commission revenues:

(in thousands)
Volume increases	$3,490
Average fee reductions	(1,682)
Increase in Information and user access revenue	261
Decrease in License fees	(785)
Increase in Investment income	438
Other	(36)

Total revenue increase	$1,686

     Commissions. Total commissions increased by $1.8 million or 11.5% to $17.6 million for the three months ended September 30, 2006 from $15.8 million for the comparable period in 2005.
     U.S. high-grade commissions increased by $1.4 million or 13.2% to $12.3 million for the three months ended September 30, 2006 from $10.8 million for the comparable period in 2005. The higher commissions were the result of DealerAxessTM revenues and increased U.S. high-grade volume, offset by a decrease in the average fee per million. U.S. high-grade volume increased by $10.8 billion or 27.4% from $39.0 billion for the three months ended September 30, 2005 to $49.8 billion for the three months ended September 30, 2006. The average U.S. high-grade fee declined from $277 per million for the three months ended September 30, 2005 to $246 per million for the three months ended September 30, 2006 as a result of a reduction in the average variable fee per million due to the shorter maturity of trades executed on the platform as well as the introduction in June 2005 of our new fee plan which has higher fixed monthly fees and results in lower average fees per million at higher trading volumes. The fixed monthly U.S. high-grade fees increased to $7.6 million for the three months ended September 30, 2006 from $7.1 million for the three months ended September 30, 2005.
     European high-grade commissions increased by $0.2 million or 5.0% for the three months ended September 30, 2006 to $3.3 million from $3.1 million for the comparable period in 2005. The higher commissions resulted from an increase in European high-grade volume of $2.5 billion or 15.3% from $16.3 billion for the three months ended September 30, 2005 to $18.7 billion for the three months ended September 30, 2006 that was partially offset by a decrease in the average European high-grade fee from $192 per million for the three months ended September 30, 2005 to $176 per million for the three months ended September 30, 2006. The decrease in the average European high-grade fee per million resulted from a change in the mix of business.
     Other commissions increased by $0.2 million or 11.9% for the three months ended September 30, 2006 to $2.1 million from $1.8 million for the comparable period in 2005. Other volumes which includes, credit default swaps, agencies, high yield and emerging markets bonds, increased by $1.9 billion or 14.5% from $13.3 billion for the three months ended September 30, 2005 to $15.3 billion for the three months ended September 30, 2006. Other fees per million decreased from $138 per million for the three months ended September 30, 2005 to $135 per million for the three months ended September 30, 2006, resulting from a change in the mix of business.
     Information and User Access Fees. Information and user access fees increased by $0.3 million or 22.4% to $1.4 million for the three months ended September 30, 2006 from $1.2 million for the three months ended September 30, 2005. This increase was primarily due to increased sales of our bulk data.
     License Fees. License fees decreased by $0.8 million or 76.1% to $0.2 million for the three months ended September 30, 2006 from $1.0 million for the three months ended September 30, 2005. This decrease was attributable to a decline in the amortization of previously received license fees.
     Investment Income. Investment income increased by $0.4 million or 52.9% to $1.3 million for the three months ended September 30, 2006 from $0.8 million for the comparable period in 2005. This increase was due to higher Securities balances and a rise in interest rates during the three months ended September 30, 2006 as compared to the three months ended September 30, 2005.
     Other. Other revenues decreased by $0.1 million or 13.1% to $0.2 million for the three months ended September 30, 2006 compared to $0.3 million for the three months ended September 30, 2005.

Expenses
     Our expenses for the three months ended September 30, 2006 and September 30, 2005, and the resulting dollar and percentage change, were as follows:

	Three Months Ended September 30,
	2006		2005
		% of		% of
	$	Revenues	$	Revenues	$ Change	% Change
	($ in thousands)
Expenses
Employee compensation and benefits	$10,483	50.5%	$9,030	47.3%	$1,453	16.1%
Depreciation and amortization	1,703	8.2	1,525	8.0	178	11.7
Technology and communications	1,956	9.4	1,952	10.2	4	0.2
Professional and consulting fees	1,883	9.1	2,423	12.7	(540)	(22.3)
Marketing and advertising	338	1.6	503	2.7	(165)	(32.8)
General and administrative	2,181	10.5	1,914	10.0	267	13.9

Total expenses	$18,544	89.3%	$17,347	90.9%	$1,197	6.9%

     Employee Compensation and Benefits. Employee compensation and benefits increased by $1.5 million or 16.1% to $10.5 million for the three months ended September 30, 2006 from $9.0 million for the three months ended September 30, 2005. This increase was primarily attributable to stock option compensation costs of $0.6 million due to the adoption of SFAS 123R effective January 1, 2006, employee severance costs of $0.6 million, higher salary expense of $0.4 million and lower capitalization of development wages of $0.3 million, offset by a reduction in employee benefits and payroll taxes of $0.5 million. The reduction in employee benefits and payroll taxes was primarily a result of the reversal of certain taxes accrued on stock options and restricted stock. During the third quarter of 2006, the Company identified a difference in U.S. and U.K. accounting treatment for taxes ultimately payable upon the exercise of stock options and vesting of restricted stock for grants to U.K. employees. This difference in accounting was corrected through a reversal of the reserve balance of $0.2 million at September 30, 2006. For the three months ended September 30, 2006, we capitalized $0.7 million of software development costs as compared to $1.2 million for the three months ended September 30, 2005. The total number of employees increased to 185 as of September 30, 2006 from 178 as of September 30, 2005. As a percentage of total revenues, Employee compensation and benefits expense increased to 50.5% for the three months ended September 30, 2006 from 47.3% for the three months ended September 30, 2005.
     Depreciation and Amortization. Depreciation and amortization increased by $0.2 million or 11.7% to $1.7 million for the three months ended September 30, 2006 compared to $1.5 million for the three months ended September 30, 2005. This increase was attributable to increased amortization of capitalized software development costs for our credit default swap and DealerAxessTM products.
     Technology and Communications. Technology and communications expense was $2.0 million for both of the three months ended September 30, 2006 and 2005.
     Professional and Consulting Fees. Professional and consulting fees decreased by $0.5 million or 22.3% to $1.9 million for the three months ended September 30, 2006 from $2.4 million for the three months ended September 30, 2005. This decrease was primarily attributable to reduced recruiting fees of $0.3 million as well as reduced professional services fees of $0.3 million.
     Marketing and Advertising. Marketing and advertising expense decreased by $0.2 million or 32.8% to $0.3 million for the three months ended September 30, 2006 from $0.5 million for the three months ended September 30, 2005. This decrease was primarily due to a reduction in advertising expenditures of $0.2 million.

     General and Administrative. General and administrative expense increased by $0.3 million or 13.9% to $2.2 million for the three months ended September 30, 2006 from $1.9 million for the three months ended September 30, 2005. This increase was primarily due to an increase in the provision for bad debts of $0.2 million as well as an increase in state and local franchise taxes of $0.1 million.
Provision for Income Tax
     For the three months ended September 30, 2006, we recorded an income tax provision of $0.9 million. The provision consists principally of $0.5 million in federal taxes and $0.4 million in state and local taxes.
     For the three months ended September 30, 2005, we recorded an income tax provision of $0.6 million. The provision consisted primarily of $0.3 million in federal taxes, $0.1 million in state and local taxes and $0.1 million in foreign taxes.
     For the three months ended September 30, 2006 and 2005, with the exception of the payment of certain state and local taxes, the provision for income taxes was a non-cash expense since the Company had available net operating loss carryforwards and tax credits to offset the cash payment of taxes.
     Our consolidated effective tax rate can vary from period to period depending on, among other factors, the geographic and business mix of our earnings.
Nine Months Ended September 30, 2006 Compared to Nine Months Ended September 30, 2005
Overview
     Total revenues increased by $1.6 million or 2.6% to $61.2 million for the nine months ended September 30, 2006 from $59.7 million for the nine months ended September 30, 2005. This increase in Total revenues was primarily due to increases in Commissions of $1.2 million, Investment income of $1.1 million and Information and user access fees of $0.9 million, offset by a decrease in License fees of $1.6 million.
     Total expenses for the nine months ended September 30, 2006 increased by $6.5 million or 13.0% to $56.2 million from $49.7 million for the nine months ended September 30, 2005. Excluding the impact of $2.1 million in non-cash stock compensation expense following the adoption of SFAS 123R in January 2006, Total expenses for the nine months ended September 30, 2006 increased by $4.4 million or 8.8% as compared to the nine months ended September 30, 2005. In addition to the SFAS 123R stock compensation expense, expense increases were primarily due to additional increases in Employee compensation and benefits of $2.2 million, General and administrative expenses of $1.6 million, Depreciation and amortization of $0.9 million, and Technology and communications of $0.4 million, offset by a decrease in Marketing and advertising of $0.6 million and in Professional and consulting fees of $0.1 million.
     For the nine months ended September 30, 2006, Income before income taxes decreased by $4.9 million or 49.5% to $5.0 million compared to Income before income taxes of $9.9 million for the nine months ended September 30, 2005. Net income decreased by $2.9 million or 47.4% to $3.2 million compared to Net income of $6.1 million for the nine months ended September 30, 2005. Excluding the impact of stock compensation expense following the adoption of SFAS 123R, Net income for the nine months ended September 30, 2006 would have been $4.4 million. Net cash provided by operating activities for the nine months ended September 30, 2006 was $8.1 million compared to $9.1 million for the nine months ended September 30, 2005.

Revenues
     Our revenues for the nine months ended September 30, 2006 and September 30, 2005, and the resulting dollar and percentage change, were as follows:

	Nine Months Ended September 30,
	2006		2005
		% of		% of	$
	$	Revenues	$	Revenues	Change	% Change
	($ in thousands)
Revenues
Commissions
U.S. high-grade	$34,254	56.0%	$34,900	58.5%	$(646)	(1.8)%
European high-grade	11,717	19.1	10,869	18.2	848	7.8
Other	6,371	10.3	5,398	9.0	973	18.0

Total commissions	52,342	85.4	51,167	85.7	1,175	2.3
Information and user access fees	4,108	6.8	3,204	5.4	904	28.2
License fees	742	1.2	2,303	3.9	(1,561)	(67.8)
Investment income	3,312	5.4	2,205	3.7	1,107	50.2
Other	732	1.2	799	1.3	(67)	8.4

Total revenues	$61,236	100.0%	$59,678	100.0%	$1,558	2.6%

     The following table shows the extent to which the changes in revenue for the nine months ended September 30, 2006 as compared to the nine months ended September 30, 2005 were attributable to increases in volumes, reductions in the average level of commissions charged and other factors not related to commission revenues:

(in thousands)
Volume increases	$4,215
Average fee reductions	(3,041)
Increase in Information services and user access revenue	904
Decrease in License Fees	(1,561)
Increase in Investment income	1,107
Other	(66)

Total revenue increase	$1,558

     Commissions. Total commissions increased by $1.2 million or 2.3% to $52.3 million for the nine months ended September 30, 2006 from $51.2 million for the comparable period in 2005.
     U.S. high-grade commissions decreased by $0.6 million or 1.9% to $34.3 million for the nine months ended September 30, 2006 from $34.9 million for the comparable period in 2005. The lower commissions primarily resulted from decreases in the average fee per million offset by revenue from DealerAxessTM. The average U.S. high-grade fee decreased by 2.4%, from $252 per million for the nine months ended September 30, 2005 to $246 per million for the nine months ended September 30, 2006. U.S. high-grade volume increased by 0.3%, from $138.5 billion for the nine months ended September 30, 2005 to $139.0 billion for the nine months ended September 30, 2006. The average variable fee per million was reduced due to the shorter maturity of trades executed on the platform, partially offset by an increase in the fixed monthly U.S. high-grade fees to $22.2 million for the nine months ended September 30, 2006 from $17.6 million for the nine months ended September 30, 2005.
     European high-grade commissions increased by $0.9 million or 7.8% to $11.7 million for the nine months ended September 30, 2006 from $10.9 million for the comparable period in 2005. The higher commissions resulted from an increase in European high-grade volume of $9.4 billion or 16.7% from $56.1 billion for the nine months ended September 30, 2005 to $65.5 billion for the nine months ended September 30, 2006, partially offset by a decrease in the average European high-grade fee from $194 per million for the nine months ended September 30, 2005 to $179 per million for the nine months ended September 30, 2006. The decrease in the average European high-grade fee per million resulted from a change in the mix of business.
     Other commissions increased by $1.0 million or 18.0% to $6.4 million for the nine months ended September 30, 2006 from $5.4 million for the comparable period in 2005. Other volumes which includes, credit default swaps, agencies, high yield and emerging markets bonds, increased by $7.9 billion or 22.4% from $35.3 billion for the nine months ended September 30, 2005 to $43.3 billion for the nine months ended September 30, 2006. Other fees per million decreased from $153 per million for the nine months ended September 30, 2005 to $147 per million for the nine months ended September 30, 2006, as a result of a change in the mix of business.

     Information and User Access Fees. Information and user access fees increased by $0.9 million or 28.2% to $4.1 million for the nine months ended September 30, 2006 from $3.2 million for the nine months ended September 30, 2005. This increase was primarily due to increased sales of bulk data.
     License Fees. License fees decreased by $1.6 million or 67.8% to $0.7 million for the nine months ended September 30, 2006 from $2.3 million for the nine months ended September 30, 2005. This decrease was attributable to a decline in the amortization of previously received license fees.
     Investment Income. Investment income increased by $1.1 million or 50.2% to $3.3 million for the nine months ended September 30, 2006 from $2.2 million for the comparable period in 2005. This increase was due to higher Securities balances and a rise in interest rates during the nine months ended September 30, 2006 as compared to the nine months ended September 30, 2005.
     Other. Other revenues decreased by $0.1 million or 8.4% to $0.7 million for the nine months ended September 30, 2006 compared to $0.8 million for the nine months ended September 30, 2005.
Expenses
     Our expenses for the nine months ended September 30, 2006 and September 30, 2005, and the resulting dollar and percentage change, were as follows:

	Nine Months Ended September 30,
	2006		2005
		% of		% of
	$	Revenues	$	Revenues	$ Change	% Change
	($ in thousands)
Expenses
Employee compensation and benefits	$31,264	51.1%	$26,947	45.2%	$4,317	16.0%
Depreciation and amortization	5,025	8.2	4,175	7.0	850	20.4
Technology and communications	5,799	9.5	5,399	9.1	400	7.4
Professional and consulting fees	6,922	11.3	7,053	11.8	(131)	(1.9)
Marketing and advertising	1,193	1.9	1,784	3.0	(591)	(33.1)
Moneyline revenue share	—	—	(50)	(0.1)	50	—
General and administrative	6,018	9.8	4,441	7.4	1,577	35.5

Total expenses	$56,221	91.8%	$49,749	83.4%	$6,472	13.0%

     Employee Compensation and Benefits. Employee compensation and benefits increased by $4.3 million or 16.0% to $31.3 million for the nine months ended September 30, 2006 from $26.9 million for the nine months ended September 30, 2005. This increase was primarily attributable to stock option compensation costs of $2.1 million due to the adoption of SFAS 123R effective January 1, 2006, higher salary expense of $1.7 million, employee severance costs of $0.8 million and other stock compensation costs of $0.5 million offset by a reduction in employee benefits and payroll taxes of $0.4 million and lower bonus provision of $0.3 million. The reduction in employee benefits and payroll taxes was primarily a result of the reversal of certain taxes accrued on stock options and restricted stock. During the third quarter of 2006, the Company identified a difference in U.S. and U.K. accounting treatment for taxes ultimately payable upon the exercise of stock options and vesting of restricted stock for grants to U.K. employees. This difference in accounting was corrected through a reversal of the reserve balance of $0.2 million at September 30, 2006. The total number of employees increased to 185 as of September 30, 2006 from 178 as of September 30, 2005. As a percentage of total revenues, Employee compensation and benefits expense increased to 51.1% for the nine months ended September 30, 2006 from 45.2% for the nine months ended September 30, 2005.

     Depreciation and Amortization. Depreciation and amortization expense increased by $0.9 million or 20.4% to $5.0 million for the nine months ended September 30, 2006 from $4.2 million for the nine months ended September 30, 2005. This increase was attributable to increased amortization of capitalized software development costs for our credit default swap and DealerAxessTM products as well as increased deprecation relating to computer hardware at our new disaster recovery site. For the nine months ended September 30, 2006, we capitalized $2.8 million of software development costs as compared to $2.5 million for the comparable period in 2005.
     Technology and Communications. Technology and communications expense increased by $0.4 million or 7.4% to $5.8 million for the nine months ended September 30, 2006 from $5.4 million for the nine months ended September 30, 2005. This increase was attributable to increased costs for market data of $0.4 million and for data center hosting of $0.1 million.
     Professional and Consulting Fees. Professional and consulting fees decreased by $0.1 million or 1.9% to $6.9 million for the nine months ended September 30, 2006 from $7.1 million for the nine months ended September 30, 2005. This decrease was primarily due to $0.8 million in reduced recruiting fees offset by an increase in information technology consulting costs of $0.7 million.
     Marketing and Advertising. Marketing and advertising expense decreased by $0.6 million or 33.1% to $1.2 million for the nine months ended September 30, 2006 from $1.8 million for the nine months ended September 30, 2005. This decrease was primarily due to a reduction in advertising expenditures of $0.6 million.
     General and Administrative. General and administrative expense increased by $1.6 million or 35.5% to $6.0 million for the nine months ended September 30, 2006 from $4.4 million for the comparable period in 2005. This increase was primarily due to an increases in occupancy costs of $0.5 million, provision for bad debts of $0.4 million, state and local franchise taxes of $0.3 million and board of directors costs of $0.2 million. These increases were offset by a decrease in charitable contributions of $0.2 million.
Provision for Income Tax
     For the nine months ended September 30, 2006, we recorded an income tax provision of $1.8 million. The provision consists principally of $0.9 million in federal taxes, $0.6 million in state and local taxes and $0.3 million in foreign taxes.
     For the nine months ended September 30, 2005, we recorded an income tax provision of $3.9 million. The provision consists principally of $2.2 million in federal taxes, $0.9 million in state and local taxes and $0.7 million in foreign taxes.
     For the nine months ended September 30, 2006 and 2005, with the exception of the payment of certain state and local taxes, the provision for income taxes was a non-cash expense since the Company had available net operating loss carryforwards and tax credits to offset the cash payment of taxes.
     Our consolidated effective tax rate can vary from period to period depending on, among other factors, the geographic and business mix of our earnings.
Critical Accounting Policies and Estimates
     On January 1, 2006, we adopted SFAS 123R, as disclosed in more detail in “Expense Trends” in this Management’s Discussion and Analysis of Financial Condition and Results of Operations.
     In January 2006, the Company changed its capitalization policy for furniture, equipment and leasehold improvements, lowering the threshold for capitalizing such purchases from $10,000 to $2,000. The change was made to ensure consistency between the financial accounting and tax treatment. For the three and nine months ended September 30, 2006, the Company capitalized $46,000 and $204,000, respectively, that would have been expensed under the old capitalization policy.
     There were no other significant changes to our critical accounting policies and estimates during the three and nine months ended September 30, 2006, as compared to those we disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2005.

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
Liquidity and Capital Resources
     Our cash flows for the periods presented below were as follows:

	Nine Months Ended September 30,
	2006	2005
	(In thousands)
Net cash provided by operating activities	$8,079	$9,124
Net cash used in investing activities	(3,265)	(54,725)
Net cash provided by financing activities	2,592	2,492
Effect of exchange rate changes on cash	(302)	(50)

Net increase (decrease) for the period	$7,104	$(43,159)

Operating Activities
     Net cash provided by operating activities of $8.1 million for the nine months ended September 30, 2006 consisted of net income of $3.2 million, adjusted for non-cash charges, primarily consisting of $4.5 million for compensation expense related to issuance of stock options and restricted stock to employees, directors and consultants, $5.0 million for depreciation and amortization and $0.8 million of deferred taxes. These non-cash charges were offset by an increase of $6.0 million in cash used for working capital.
     Net cash provided by operating activities of $9.1 million for the nine months ended September 30, 2005 consisted of net income of $6.1 million, adjusted for non-cash charges, primarily consisting of $4.2 million for depreciation and amortization, $3.5 million of deferred taxes and $1.3 million for compensation expense related to issuance of stock options and restricted stock to employees, directors and consultants. These non-cash charges were offset by an increase in cash used for working capital of $6.5 million.
Investing Activities
     Net cash used in investing activities of $3.3 million for the nine months ended September 30, 2006 consisted of $63.2 million in purchases of Securities available-for-sale, purchases of furniture, equipment and leasehold improvements of $2.3 million and capitalization of software development costs of $2.8 million, offset by proceeds of $65.0 million from sales of Securities available-for-sale.
     Net cash used in investing activities of $54.7 million for the nine months ended September 30, 2005 consisted of $106.3 in purchases of Securities available-for-sale, $35.3 million of Securities held-to-maturity, purchases of furniture, equipment and leasehold improvements of $0.5 million and capitalization of software development costs of $2.5 million, offset by proceeds of $50.8 million from sales of Securities available-for-sale and of $33.3 million from sales of Securities held-to-maturity and proceeds from maturities of short-term investments of $5.8 million.
Financing Activities
     Financing activities for the nine months ended September 30, 2006 consisted of proceeds from the exercise of employee stock options of $1.5 million and $1.1 million from excess tax benefits from share-based compensation.
     Financing activities for the nine months ended September 30, 2005 consisted of proceeds from the exercise of employee stock options of $2.5 million.
     Past trends of cash flows are not necessarily indicative of future cash flow levels. A decrease in cash flows may have a material adverse effect on our liquidity, business and financial condition.

Other Factors Influencing Liquidity and Capital Resources
     At September 30, 2006, we had Cash and cash equivalents and Securities available-for-sale of $123.5 million, an increase of $5.4 million compared to $118.1 million at December 31, 2005. As of September 30, 2006, Cash and cash equivalents and Securities available-for-sale represented 62.5% of Total assets, compared to 62.0% of Total assets at December 31, 2005.
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
     We believe that our current resources are adequate to meet our liquidity needs and capital expenditure requirements for at least the next 12 months. However, our future liquidity and capital requirements will depend on a number of factors, including expenses associated with product development and expansion, new business opportunities that are intended to further diversify our revenue stream, or repurchases of the Company’s stock. We may also acquire or invest in technologies, business ventures or products that are complementary to our business. In the event we require any additional financing, it will take the form of equity or debt financing. Any additional equity may result in dilution to our stockholders. Any debt financings may involve restrictive covenants with respect to dividends, issuances of additional capital and other financial and operational matters related to our business.
     Our two major operating subsidiaries are MarketAxess Corporation and MarketAxess Europe Limited. MarketAxess Corporation is a registered broker-dealer in the U.S. and MarketAxess Europe Limited is a registered alternative trading system in the U.K. As such, they are subject to minimum regulatory capital requirements imposed by their respective market regulators that are intended to ensure general financial soundness and liquidity based on certain minimum capital requirements. The U.S. and the U.K. regulations prohibit a registered broker-dealer from repaying borrowings from its parent or affiliates, paying cash dividends, making loans to its parent or affiliates or otherwise entering into transactions that result in a significant reduction in its regulatory net capital position without prior notification to or approval from its principal regulator. The capital structures of our broker-dealer subsidiaries are designed to provide each with capital and liquidity consistent with its business and regulatory requirements. As of September 30, 2006, MarketAxess Corporation had net capital of $9.9 million, which was $9.1 million in excess of its required minimum net capital of $0.9 million and MarketAxess Europe Limited had financial resources, as defined by the FSA, of $14.2 million, which was $10.1 million in excess of its required financial resources of $4.1 million.
     In the ordinary course of business, we enter into contracts that contain a variety of representations, warranties and general indemnifications. Our maximum exposure from any claims under these arrangements is unknown, as this would involve claims that have not yet occurred. However, based on past experience, we expect the risk of loss to be remote.
Contractual Obligations and Commitments
     As of September 30, 2006 we had the contractual obligations and commitments detailed in the following table:

	Payments due by period
	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years

	(In thousands)

Operating leases	$13,701	$600	$4,928	$3,809	$4,364

     In addition to the total contractual obligations and commitments in the table above, we have contractual obligations to pay bonuses to certain of our executive officers, of $0.5 million over the next two years.

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
     Our investment income from money market instruments, U.S. Treasury obligations and various securities was $3.3 million for the nine months ended September 30, 2006. Fluctuations in investment income are attributable to changes in our cash balances or holdings of U.S. Treasury securities and fluctuations in interest rates received on those balances or securities.
     Derivative Risk
     Our limited derivative risk stems from our activities in the foreign currency forward contract market. We use this market to mitigate our U.S. dollar versus Pound Sterling exposure that arises from the activities of our U.K. subsidiaries. As of September 30, 2006, the notional value of our foreign currency forward contracts was $16.6 million with an unrealized gain of $0.03 million. We do not speculate in any derivative instruments.
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
     Where the unmatched position or failure to deliver is prolonged, there may also be regulatory capital charges required to be taken by us.
Item 4. Controls and Procedures
     (a) Evaluation of Disclosure Controls and Procedures. Our management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of September 30, 2006. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective to ensure that information required to be disclosed by MarketAxess in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and to ensure that information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
     (b) Changes in Internal Control Over Financial Reporting. There were no changes in our internal control over financial reporting

(as defined in Rules 13a-15(f) and Rule 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2006 identified in connection with the evaluation thereof by our management, including the Chief Executive Officer and Chief Financial Officer, that materially affected, or are reasonably likely to affect, our internal control over financial reporting.

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
     We are exposed to credit risk in our role as trading counterparty to our broker-dealer clients executing trades on the DealerAxessTM platform. We are exposed to the risk that third parties that owe us money, securities or other assets will not perform their obligations. These parties may default on their obligations to us due to bankruptcy, lack of liquidity, operational failure or other reasons. Adverse movements in the prices of securities that are the subject of these transactions can increase our risk. Where the unmatched position or failure to deliver is prolonged, there may also be regulatory capital charges required to be taken by us. The policies and procedures we use to manage this credit risk are new and untested. There can be no assurance that these policies and procedures will effectively mitigate our exposure to credit risk.
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

MARKETAXESS HOLDINGS INC.
Date: November 3, 2006	By:	/s/ RICHARD M. MCVEY
Richard M. McVey
President and Chief Executive Officer (principal executive officer)

Date: November 3, 2006	By:	/s/ JAMES N.B. RUCKER
James N. B. Rucker
Chief Financial Officer (principal financial and accounting officer)