Form 10-K
period 2006-12-31
MARKETAXESS HOLDINGS INC
filed 2007-03-14
CIK 1278021

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT of 1934
For the fiscal year ended December 31, 2006
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

The aggregate market value of the shares of common stock and non-voting common stock held by non-affiliates of the registrant as of June 30, 2006 (the last business day of the registrant’s most recently completed second fiscal quarter) was approximately $316,499,229 computed by reference to the last reported sale price on the National Market System on that date. For purposes of this calculation, affiliates are considered to be officers, directors and holders of 10% or more of the outstanding common stock of the registrant on that date. The registrant had 26,697,829 shares of common stock, 1,927,318 of which were held by affiliates, and 3,976,013 shares of non-voting common stock outstanding on that date.

At March 8, 2007, the aggregate number of shares of the registrant’s voting and non voting common stock outstanding was 32,776,126.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for the 2007 Annual Meeting of Stockholders are incorporated by reference into Items 10, 11, 12, 13 and 14 of Part III of this Form 10-K.

MARKETAXESS HOLDINGS INC.

2006 FORM 10-K ANNUAL REPORT

ii

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

MarketAxess operates one of the leading platforms for the electronic trading of corporate bonds and certain other types of fixed-income securities. Through our platform, 689 active institutional investor client firms (firms that executed at least one trade through our electronic trading platform between January 2006 and December 2006) can access the aggregate liquidity provided by the collective interest of our 25 broker-dealer clients in buying or selling bonds through our platform. Our active institutional investor clients include investment advisers, mutual funds, insurance companies, public and private pension funds, bank portfolios and hedge funds. We also provide data and analytical tools that help our clients make trading decisions and we facilitate the trading process by electronically communicating order information between trading counterparties. Our revenues are primarily generated from the trading of U.S. and European high-grade corporate bonds.

Our multi-dealer trading platform allows our institutional investor clients to simultaneously request competing, executable bids or offers from our broker-dealer clients and execute trades with the broker-dealer of their choice from among those that choose to respond. We offer our broker-dealer clients a solution that enables them to efficiently reach our institutional investor clients for the distribution and trading of bonds. In addition to U.S. high-grade corporate bonds, European high-grade corporate bonds and emerging markets bonds, including both investment-grade and non-investment grade debt, we also offer our clients the ability to trade crossover and high-yield bonds, agency bonds and credit default swaps. Our DealerAxess® trading service allows dealers to trade fixed-income securities with each other on our platform.

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

Traditionally, bond trading has been a manual process, with product and price discovery conducted over the telephone between two or more parties. This traditional process has a number of shortcomings resulting primarily from the lack of a central trading facility for these securities, which creates difficulty matching buyers and sellers for particular issues. In recent years, an increasing number of corporate bond trading participants have utilized e-mail and other electronic means of communication for trading corporate bonds. While this has addressed some of the shortcomings associated with traditional corporate bond trading, we believe that the process is still hindered by limited liquidity, limited price transparency, significant transaction costs, compliance and regulatory challenges, and difficulty in executing numerous trades at one time.

Through our electronic platform, our institutional investor clients can determine prices available for a security, a process called price discovery, as well as trade securities directly with our broker-dealer clients. The price discovery process includes the ability to view indicative prices from the broker-dealer clients’ inventory available on our platform, access to real-time pricing information and analytical tools (including spread-to-Treasury data, search capabilities and independent credit research) available on our Corporate BondTickerTM service and the ability to request executable bids and offers simultaneously from up to 19 of our broker-dealer clients during the trade process. On average, institutional investor clients receive several bids or offers from broker-dealer clients in response to trade inquiries. However, some trade inquiries may not receive any bids or offers. Our services relating to trade execution include single and multiple-dealer inquiries; list trading, which is the ability to request bids and offers on multiple bonds at the same time; and swap trading, which is the ability to request an offer to purchase one bond and a bid to sell another bond, in a manner such that the two trades will be executed simultaneously, with payment based on the price differential of the bonds. Once a trade is completed on our platform, the broker-dealer client and institutional investor client may settle the trade with the assistance of our automated post-trade messaging, which facilitates the communication of trade acknowledgment and allocation information between our institutional investor and broker-dealer clients. We are not a party to the actual trades that occur on our platform between institutional investor clients and broker-dealer clients; rather, we serve as an intermediary between broker-dealers and institutional investors, enabling them to meet, agree on a price and then transact with each other.

In June 2006, we introduced our DealerAxess® service, which allows our broker-dealer clients to transact U.S. corporate and emerging markets bond trades on our platform with other broker-dealer clients. Our broker-dealer clients can execute these trades in a more efficient manner and at lower transaction costs than in the traditional voice-brokered inter-dealer market. Although DealerAxess® is a completely segregated trading platform, it shares the same core technology as our client-to-dealer platform. MarketAxess Corporation, our U.S. subsidiary, acts as intermediary in these transactions between broker-dealer clients by serving as counterparty to the two broker-dealer clients involved.

Our client base includes 25 of the leading broker-dealers in global fixed-income trading and 689 active institutional investor firms (firms that executed at least one trade through our electronic trading platform between January 2006 and December 2006). Our broker-dealer clients accounted for approximately 96% of the underwriting of newly-issued U.S. high-grade corporate bonds and approximately 75% of the underwriting of newly issued European high-grade corporate bonds in 2006. We believe these broker-dealers also represent the principal source of secondary market liquidity in the other markets in which we operate. Secondary market liquidity refers to the ability of market participants to buy or sell a security quickly and in large volume subsequent to the original issuance of the security, without substantially affecting the price of the security. Our broker-dealer clients currently trade fixed-income securities by traditional means including telephone, e-mail and proprietary single-dealer systems in addition to our electronic trading platform and we expect them to continue to do so in the future. We believe that these traditional means of trading remain the manner in which the majority of bonds are traded between institutional investors and broker-dealers. Our volume in U.S. high-grade corporate bonds represented 8.5% of the total U.S. high-grade corporate bond volume, excluding convertible bonds, for 2006 as reported by the National Association of Securities Dealers, Inc. (“NASD”) Trade Reporting and Compliance Engine (“TRACE”), which includes inter-dealer and retail trading as well as trading between institutional investors and broker-dealers. We have not identified a reliable source of data relating to either the total volume of client-to-dealer trading or the size of the other markets we serve and therefore are unable to accurately determine the total volume of secondary trading of these bonds or the portion of such trading conducted on our platform.

Results for Calendar Years 2006, 2005 and 2004

Our trading volume, commissions and total revenues remained relatively constant from 2004 to 2005. From 2005 to 2006, our trading volume increased by 13.5%, commissions increased by 6.7% and total revenues increased by 6.1%. Income before taxes declined in both 2005 and 2006 compared to the prior years as a result of higher expenses. Expenses increased between 2005 and 2006 by $7.7 million or 11.5%. Incremental stock compensation expense as a result of the implementation of Statement of Financial Accounting Standards No. 123 (revised 2004) “Share-Based Payment” (“SFAS 123R”), in January of 2006 accounted for $3.2 million of this expense increase. Our summary results for the years ended December 31, 2006, 2005 and 2004 are provided in the following table:

	Year Ended December 31,
	2006	2005	2004

Total trading volume (in billions)	$339.6	$299.2	$298.1
Total commissions (in millions)	71.4	66.9	68.2
Total revenues (in millions)	83.3	78.6	75.8
Income before taxes (in millions)	8.6	11.6	17.3

For the year ended December 31, 2006, 57.5% of our total volume was in U.S. high-grade corporate bonds, 25.8% was in European high-grade corporate bonds and 16.7% was in Other, most of which was emerging markets and agency bonds.

Industry Background

Fixed-income securities are issued by corporations, governments and other entities, and pay a pre-set absolute or relative rate of return. As of December 31, 2006, there were approximately $26.7 trillion of fixed-income securities outstanding in the U.S. market, including $5.4 trillion of U.S. corporate bonds. We are primarily active in six segments of the global fixed-income securities market: U.S. high-grade corporate bonds; European high-grade corporate bonds; emerging markets bonds; crossover and high-yield bonds; agency bonds; and credit default swaps.

U.S. High-Grade Corporate Bond Market

The total amount of U.S. corporate bonds outstanding has grown from $3.0 trillion as of December 31, 1999 to $5.4 trillion as of December 31, 2006. The average daily trading volume of U.S. corporate bonds increased from approximately $17.9 billion in 2002 (the first calendar year for which such data are available) to $22.7 billion in 2006.

The U.S. corporate bond market consists of three broad categories of securities: investment-grade debt (so-called “high-grade”), which typically refers to debt rated BBB− or better by Standard & Poor’s or Baa3 or better by Moody’s Investor Service; debt rated below investment-grade (so-called “high-yield”), which typically refers to debt rated lower than BBB− by Standard & Poor’s or Baa3 by Moody’s Investor Service; and debt convertible into equity (so-called “convertible debt”).

The U.S. high-grade corporate bond market, which represents the largest subset of the U.S. corporate bond market, has undergone significant change over the last several years, which has been driven by a number of factors, including:

•	Improved price transparency — In 2002, the NASD adopted TRACE reporting, which requires NASD members to report secondary market transactions in certain fixed-income securities to the NASD. Since February 2005, the list of TRACE-eligible bonds has included 23,000 unique securities, representing 99% of the daily trading volume of high-grade bonds.

•	Introduction of electronic trading platforms — Electronic trading platforms, which are in the early stages of adoption, act as central facilities to bring together buyers and sellers. The actions of participants on these platforms are facilitated by an electronic medium that improves some of the manual processes that might otherwise be required, such as searching for securities with specific characteristics, the coordination of multiple bilateral telephone calls or electronic communications, the sorting and analysis of competing bids or offers, and the entry of orders into the trading system after verbal or e-mail trade agreement. As a result, these platforms typically provide a lower-cost and more efficient means of enhanced distribution and trade execution than previously possible.

•	Introduction of credit derivatives — Credit derivatives provide increased flexibility and liquidity for investors and lenders to diversify their credit exposures. The appeal of these products is apparent in the growth in the total notional amount of outstanding credit default swaps. According to the International Swaps and Derivatives Association, Inc. (‘ISDA’), the total notional amount of credit default swaps outstanding grew from approximately $900 billion at December 31, 2001 to approximately $26 trillion at June 30, 2006.

•	Growth in the total amount of debt outstanding — The total size of the U.S. high-grade corporate bond market has increased significantly since 1998, when approximately $564 billion gross amount of new bonds were issued. By 2006, the amount of gross corporate issuance had grown to $1,059.9 billion, as illustrated in the chart below:

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

We believe that the European high-grade corporate bond market is impacted by many of the same factors as the U.S. high-grade corporate bond market. In addition, we believe the following factors are unique to the European high-grade corporate bond market:

•	Adoption of the Euro — The adoption of the Euro as the common currency in most European Union countries has reduced the importance of currency as an investment selection criterion and elevated the importance of the credit risk of particular issuers. As a result, institutional investors have exhibited a greater interest in investing in a broader range of bonds issued by entities domiciled outside of their home countries.

•	Regulatory environment — Certain European Union countries have eased restrictions that required institutional investors to invest primarily in domestic securities. This has provided European institutional investors with increased flexibility to invest in securities issued by entities domiciled in other countries within the European Union. On November 1, 2007, the Markets in Financial Instruments Directive

(“MiFID”) comes into effect. MiFID is designed to further harmonize the financial markets of the member states of the European Union and introduces new pre- and post-trade transparency requirements.

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

The institutional investor base for emerging markets bonds has recently expanded to include many crossover investors from the high-yield and high-grade investment areas. Institutional investors have been drawn to emerging markets bonds by their high returns and high growth potential, as well as by a general trend toward positive economic and political reforms and improving economic performance in many emerging markets countries.

Crossover and High-Yield Bond Market

We define the high-yield bond market generally to include all debt rated lower than BBB- by Standard & Poor’s or Baa3 by Moody’s Investor Service. We define the crossover market to include any debt issue rated below investment grade by one agency but investment grade by the other. The total amount of high-yield corporate bonds yearly issuance has grown from $130.9 billion for the year ending December 31, 2003 to approximately $149.1 billion for the year ending December 31, 2006.

The NASD began publicly disseminating real-time price information on approximately 12,000 high-yield corporate bond issues in 2005. Trades in bonds rated BB and lower are subject to immediate dissemination if the trade size is less than $1 million, or greater than $1 million and trades an average of once or more a day. The disseminated set was expanded on February 1, 2005 to include reporting of certain transactions on a delayed basis. The average daily trading volume of high-yield bonds reported by the NASD for the year ended December 31, 2006 was $4.8 billion.

Agency Bond Market

We define the agency bond market to include debt issued by a U.S. government-sponsored agency. The offerings of these agencies are backed by, but not guaranteed by, the U.S. government. Some prominent issuers of agency bonds are the Student Loan Marketing Association (“Sallie Mae”), Federal National Mortgage Association (“Fannie Mae”) and Federal Home Loan Mortgage Corporation (“Freddie Mac”). The total amount of U.S. agency bonds outstanding has grown from $1.9 trillion as of December 31, 2000 to $2.7 trillion as of December 31, 2006.

The Federal Reserve Bank of New York reported average daily trading volume in federal agency and government sponsored enterprise securities (excluding mortgage-backed securities) for 2006 of $15.6 billion.

Credit Default Swap Market

Credit default swaps (“CDS”) are contracts that transfer an asset’s risk and return from one party to another without transferring ownership of the underlying asset, allowing market participants to obtain credit protection or assume credit exposure associated with a broad range of issuers of fixed-income securities and other debt obligations. They are often designed to hedge other exposures and can be tied to particular events, such as a default, bankruptcy or ratings downgrade. CDS provide increased flexibility and liquidity for investors and lenders to diversify their credit risk. Approximately half of the volume traded in CDS is index products, which give exposure to a defined basket of underlying credit default swaps. The remainder is traded in single-name CDS. The appeal of these products is apparent in the growth in the total notional amount of outstanding CDS, as illustrated in the chart below:

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

Significant Trading Volumes with Participation by Leading Broker-Dealers and Institutional Investors

Our electronic trading platform provides access to the liquidity provided through the participation on our platform of 25 of the leading global securities broker-dealers and 689 active institutional investor firms (firms that executed at least one trade through our electronic trading platform between January 2006 and December 2006). We believe these broker-dealers represent the principal source of secondary market liquidity for U.S. high-grade corporate bonds, European high-grade corporate bonds, emerging markets bonds and the other markets in which we operate. Our broker-dealer clients are motivated to continue to utilize our platform due to the presence on the platform of our large network of institutional investor clients. We believe that if we continue to grow the participation of our broker-dealer and institutional investor clients on our electronic trading platform, the benefits in liquidity on the platform to both broker-dealers and institutional investors will be amplified, further motivating them to use our platform. The growth of our active institutional investor clients for the past five years has been as follows:

Our total trading volume has grown over the past five years as indicated below:

Our volume in U.S. high-grade corporate bonds grew from 6.4% of total U.S. high-grade corporate bond volume, excluding convertible bonds, in 2004 as reported by NASD TRACE, which includes inter-dealer and retail trading as well as trading between institutional investors and broker-dealers, to 8.5% in 2006, as shown in the chart below:

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

Transparent Pricing on a Range of Securities.  The commingled multi-dealer inventory of bonds posted by our broker-dealer clients on our platform consists of a daily average of more than $136 billion in indicative bids and offers. Subject to applicable regulatory requirements, institutional investors can search bonds in inventory based on any combination of issuer, issue, rating, maturity, spread-to-Treasury, size and dealer providing the listing, in a fraction of the time it takes to do so manually. Institutional investor clients can also request executable bids and offers on our electronic trading platform on any debt security in a database of U.S. and European corporate bonds, although there can be no assurance as to the number of broker-dealers who will choose to provide an executable price. Our platform transmits bid and offer requests in real-time to broker-dealer clients, who may respond with executable prices within a time period specified by the investor.

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

In November 2006, we added a comprehensive set of reports designed to review and monitor credit trading activity for institutional investor clients. It utilizes extensive TRACE information and has a flexible interface to run and save reports in a variety of formats for both compliance and management reporting. For example, the best execution report provides a view of the savings generated by trading on our electronic trading platform and offers a quantitative measure of the value of price discovery from multiple dealers. The report allows clients to monitor performance against their own best execution policy. Our compliance product provides a printed history of each inquiry submitted through the MarketAxess trading platform.

Straight-Through Processing.  Straight-through processing (“STP”) refers to the integration of systems and processes to automate the trade process from end-to-end — trade execution, confirmation and settlement — without the need for manual intervention. Our electronic trading platform provides broker-dealers and institutional investors with the ability to automate portions of their transaction processing requirements, improving accuracy and efficiency. Through electronic messaging, institutional investors can submit inquiries to, and receive electronic notices of execution from us, in industry standard protocols, complete with all relevant trade details. Institutional investors can download trade messages, allocate trades to sub-accounts on whose behalf the trades were made and send the allocations to broker-dealers for confirmation.

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

Proven Innovator with an Experienced Management Team

Since our inception, we have been an innovator in the fixed-income securities markets. Our management team is comprised of executives with an average of more than 20 years’ experience in the securities industry. We have consistently sought to benefit participants in the markets we serve by attempting to replicate the essential features of fixed-income trading, including the existing relationships between broker-dealers and their institutional investor clients, while applying technology to eliminate weaknesses in traditional trading methods. In 2006, Credit magazine recognized MarketAxess as “Best Multi-dealer Corporate Bond Trading Platform” in Europe.

Some of the innovations we have introduced to electronic trading include:

•	the first multi-dealer disclosed trading platform for U.S. high-grade corporate bonds;

•	the first electronic Treasury benchmarking for U.S. high-grade corporate bond trades;

•	Corporate BondTicker, our information services product, combining NASD TRACE bond data with MarketAxess data and analytical tools;

•	bid and offer list technology for corporate bond trading, enabling institutional investors to request executable prices for multiple securities simultaneously;

•	the first client-to-dealer trading platform for CDS indices, enabling same-day confirmation of new and assigned trades through the Depository Trust and Clearing Corporation; and

•	DealerAxess®, an innovative dealer-to-dealer electronic trading platform for U.S. high-grade corporate and emerging market bonds.

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

Enhance the Liquidity of Securities Traded on Our Platform and Broaden Our Client Base in Our Existing Markets

We intend to further enhance the liquidity of securities traded on our leading electronic, multi-dealer to client fixed-income platform. Our ability to innovate and efficiently add new functionality and product offerings to the MarketAxess platform will help us deepen our market share with our existing clients, as well as expand our client base, which we believe will in turn lead to even further increases in the liquidity of the securities provided by our broker-dealer clients and available on our platform. We will seek to make our current product offerings on our European electronic trading platform available to our 460 active U.S. institutional investor clients (firms that executed at least one trade through our electronic trading platform between January 2006 and December 2006) and to increase the number of active European institutional investor clients (229 firms that executed at least one trade through our electronic trading platform between January 2006 and December 2006) using our U.S. electronic trading platform, in each case subject to regulatory requirements.

Leverage our Existing Technology and Client Relationships to Expand into New Sectors of the Fixed-Income Securities Market

We intend to leverage our technology, as well as our strong broker-dealer and institutional investor relationships, to deploy our electronic trading platform into additional product segments within the fixed-income securities market. Due in part to our highly scalable systems, we believe we will be able to enter new markets efficiently.

Leverage our Existing Technology and Client Relationships to Expand into New Client Segments

We intend to leverage our technology and client relationships to deploy our electronic trading platform into new client segments. For example, we believe that the launch of CDS index trading on our platform will enable us to increase volumes from our hedge fund clients, as this client segment is an active user of CDS. As another example, in June 2006 we introduced our DealerAxess® service, which allows our broker-dealer clients to transact U.S. corporate and emerging markets bond trades on our platform with other broker-dealer clients.

Continue to Strengthen and Expand our Trade-Related Service Offerings

We plan to continue building our existing service offerings so that our electronic trading platform is more fully integrated into the workflow of our broker-dealer and institutional investor clients. We also plan to continue to add functionality to enhance the ability of our clients to achieve a fully automated, end-to-end straight-through processing solution (automation from trade initiation to settlement). We are continually considering the introduction of new trading techniques. As an example, we have the technology necessary to offer an anonymous trading protocol that could be exported to other markets and sectors of fixed-income securities if and when client demand for such a product arises.

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

We introduced compliance reporting tools for our institutional investor clients in November 2006 that assist them in monitoring best execution requirements for fixed income trades.

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

MarketAxess Electronic Trading Platform

Current Client-to-Dealer Markets

U.S. High-Grade Corporate Bonds

Our U.S. high-grade corporate bond business consists of U.S. dollar-denominated investment-grade debt issued by corporations for distribution in the U.S. Institutional investors based in the U.S., as well as institutional investors located in the U.K., Germany, Belgium, Switzerland, Sweden, Norway, Hong Kong and Singapore, have access to U.S. high-grade corporate bond trading on our electronic trading platform. Investment-grade debt typically refers to debt rated BBB− or better by Standard & Poor’s and Baa3 or better by Moody’s Investor Service. We use the terms high-grade debt and investment-grade debt interchangeably in this annual report on Form 10-K. Our trading volume in the U.S. high-grade corporate bond market increased from $10.0 billion in 2001 to $195.4 billion in 2006. The majority of trading in U.S. high-grade corporate bonds is still conducted by telephone.

In the U.S. high-grade corporate bond market, 19 broker-dealers utilize our platform, including 17 of the top 20 broker-dealers as ranked by 2006 new-issue underwriting volume. The 19 broker-dealers who utilize our U.S. high-grade platform are: ABN AMRO, Banc of America Securities, Barclays PLC, Bear Stearns, BNP Paribas, Citigroup Global Markets, Credit Suisse, Deutsche Bank Securities, FTN Financial, Goldman Sachs, HSBC, JPMorgan, Jefferies and Company, Lehman Brothers, Merrill Lynch, Morgan Stanley, The Royal Bank of Scotland, UBS and Wachovia Securities.

Four hundred sixty active institutional investor clients (firms that executed at least one trade through our electronic trading platform between January 2006 and December 2006) utilize our electronic trading platform to trade U.S. high-grade corporate bonds. We offer our institutional investor clients access to a broad inventory of U.S. high-grade corporate bonds, which is provided and updated daily by our broker-dealer clients. Our electronic trading platform is a multi-dealer disclosed counterparty model, which allows institutional investors to view bids and offers from one or more of our broker-dealer clients while permitting each party to know the identity of its counter-party throughout the trading process. By disclosing the counterparties, the inquiry system on which our trading platform is based combines the strength of existing offline client/dealer relationships with the efficiency and transparency of an electronic trading platform. This enables institutional investors to instantly direct trade inquiries and negotiations to their traditional broker-dealer or to any of the overwhelming majority of the world’s leading broker-dealers who provide liquidity in these securities. Institutional investors have access to the commingled inventory of our broker-dealer clients, representing indicative bids and offers. Each line item of inventory represents an indicative bid and/or offer on a particular bond issue by a particular broker-dealer client. Institutional investor clients are not restricted to trading only the bonds posted as inventory, although many of the trades conducted on our platform are made from the posted inventory. To transact in a specific bond that does not appear in inventory, institutional investors can easily search our database and submit an online inquiry to their chosen broker-dealers, who can respond with live, executable prices. In a single inquiry, institutional investors can request bids or offers from up to all 19 of our U.S. broker-dealer clients. While, on average, institutional investor clients receive several bids or offers from broker-dealers in response to trade inquiries, some inquiries may not receive any bids or offers.

European High-Grade Corporate Bonds

The European high-grade corporate bond market consists of a broad range of products, issuers and currencies. We define the European high-grade corporate bond market generally to consist of bonds intended to be distributed to European investors, primarily bonds issued by European corporations, excluding bonds that are issued by a corporation domiciled in an emerging markets country and most government bonds that trade in Europe. Examples include:

•	bonds issued by European corporations, denominated in any currency;

•	bonds generally denominated in Euros, U.S. dollars or Pounds Sterling, excluding bonds that are issued by a corporation domiciled in an emerging market;

•	bonds issued by supra-national organizations (entities that include a number of central banks or government financial authorities, such as the World Bank), agencies and governments located in Europe, generally denominated in Euros, U.S. dollars or Pounds Sterling, provided that such currency is not the currency of the country where the bond was issued; and

•	floating-rate notes issued by European corporations.

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

In the European high-grade credit market, 20 broker-dealers utilize our platform, including 16 of the top 20 broker-dealers as ranked by 2006 new-issue underwriting volume of European corporate bonds. The 20 broker-dealers who utilize our European platform are: ABN AMRO, Banc of America Securities, Barclays PLC, Bear Stearns, BNP Paribas, Citigroup Global Markets, Credit Suisse, Deutsche Bank Securities, Dresdner Bank AG, DZ Bank AG, Goldman Sachs, HSBC, JPMorgan, Lehman Brothers, Merrill Lynch, Morgan Stanley, RBC Capital Markets, The Royal Bank of Scotland, SG Corporate and Investment Banking and UBS.

The 229 active institutional investor clients (firms that executed at least one trade through our European electronic trading platform between January 2006 and December 2006) that utilize our platform for trading European high-grade corporate bonds are based outside of the U.S. On a typical day, institutional investors on our European corporate bond trading platform have access to 18,000 line items of commingled inventory, representing an aggregate of approximately $90 billion of indicative bids and offers. In a single inquiry, institutional investors can request bids or offers from up to six of the broker-dealers who participate on the European platform. While many of the trades conducted on our platform are made from the posted inventory, institutional investor clients are not restricted to trading only the bonds posted as inventory. To transact in a specific bond that does not appear in inventory, institutional investors can easily search our database and submit an online inquiry to their chosen broker-dealers, who can respond with live, executable prices. While, on average, institutional investor clients receive several bids or offers from broker-dealers in response to trade inquiries, some inquiries may not receive any bids or offers. Our 2006 trading volume in the European high-grade corporate bond market was $87.6 billion. We have not identified a reliable source of data relating to the total volume of client-to-dealer trading in the European high-grade corporate bond market and, therefore, we are unable to determine the portion of this trading that takes place on our platform. The majority of trading in European high-grade corporate bonds is currently conducted by telephone.

Emerging Markets Bonds

We define the emerging markets bond market generally to include U.S. dollar- or Euro-denominated bonds issued by sovereign entities or corporations domiciled in a developing country. These issuers are typically located in Latin America and Eastern Europe. The emerging markets countries whose bonds were most frequently traded on our platform in 2006 were Brazil, Mexico, Argentina, Russia and Venezuela.

Eighteen of our U.S. broker-dealer clients use our platform to trade emerging markets bonds. Institutional investor clients can direct an inquiry simultaneously to up to eight of these 18 participating broker-dealer clients. While, on average, institutional investor clients receive several bids or offers from broker-dealers in response to trade inquiries, some inquiries may not receive any bids or offers.

We have not identified a reliable source of data relating to the total volume of client-to-dealer trading in emerging markets bonds and, therefore, we are unable to determine the portion of this trading that is taking place on our platform. The majority of trading in emerging markets bonds is currently conducted by telephone.

Crossover and High-Yield Bonds

We define the high-yield bond market generally to include all debt rated lower than BBB- by Standard & Poor’s or Baa3 by Moody’s Investor Service. We define the crossover market to include any debt issue rated below investment grade by one agency but investment grade by the other. The total amount of high-yield corporate bonds yearly issuance has grown from $130.9 billion as of December 31, 2003 to approximately $149.1 billion as of December 31, 2006.

Eighteen of our U.S. broker-dealer clients use our platform to trade crossover and high-yield bonds. Institutional investor clients can direct an inquiry simultaneously to up to all 18 of the participating broker-dealer clients.

The average daily trading volume of high-yield bonds reported by the NASD for the year ended December 31, 2006 was $4.8 billion.

Agency Bonds

We define the agency bond market to include debt issued by a U.S. government-sponsored agency. The offerings of these agencies are backed by, but not guaranteed by, the U.S. government. Some prominent issuers of agency bonds are Sallie Mae, Fannie Mae and Freddie Mac. The total amount of U.S. agency bonds outstanding has grown from $1.9 trillion as of December 31, 2000 to $2.7 trillion as of December 31, 2006.

Ten of our U.S. broker-dealer clients use our platform to trade agency bonds. Institutional investor clients can direct an inquiry simultaneously to up to all ten of the participating broker-dealer clients.

The Federal Reserve Bank of New York reported average daily trading volume in federal agency and government sponsored enterprise securities (excluding mortgage-backed securities) for 2006 of $15.6 billion.

Credit Default Swaps

We launched CDS index trading on our platform in September 2005 and added the capacity to trade lists of single-name CDS in November 2006. In addition to the trading features, the index trading platform provides basic STP connectivity to dealers, clients and the Depository Trust & Clearing Corporation’s wholly-owned subsidiary, Deriv/SERV, a full-service provider of automated trade processing solutions in the OTC derivatives market. We also subscribe to Markit Group Limited’s RED service, the industry standard for reference entity and reference obligation identifiers in the credit derivatives market. The Markit RED data will help us achieve straight-through processing for its institutional investor clients from pre-trade through confirmation.

Fourteen of our U.S. broker-dealer clients are live on our platform to trade CDS indices and nine for CDS single-name lists.

Current Dealer-to-Dealer Markets

U.S. High-Grade Corporate Bonds

In the U.S. high-grade corporate bond market, 19 broker-dealers utilize our DealerAxess® platform to trade with each other. These dealers include 17 of the top 20 broker-dealers as ranked by 2006 new-issue underwriting volume. DealerAxess® provides live inter-dealer markets utilizing proprietary cross-matching technology.

Although DealerAxess® is a completely segregated trading platform, it shares the same core technology as our client-to-dealer platform.

The platform provides a documented record of orders and executed trades with reporting that enables broker-dealer clients to track, analyze and evaluate their inter-dealer trading. Straight-through processing is available to reduce manual tasks and lower the number of errors.

We estimate that inter-dealer trading represents approximately 25% of the reported NASD TRACE volume in U.S. high-grade corporate bonds. In 2006, the reported NASD TRACE volume for U.S. high-grade corporate bonds was $2.6 trillion. The majority of inter-dealer trading in U.S. high-grade corporate bonds is currently conducted by telephone through voice brokers.

Trades on DealerAxess® are conducted with MarketAxess as riskless principal. Trades are cleared and settled by an independent clearing broker.

Emerging Markets Bonds

Twelve of our broker-dealer clients use our DealerAxess® platform to trade emerging markets bonds with each other. The platform is primarily utilized for transactions in U.S. dollar denominated bonds issued by Latin American governments. Many of the same features available on DealerAxess® for the trading of U.S. high-grade corporate bonds are available for emerging markets bonds.

We have not identified a reliable source of data relating to the total volume of inter-dealer trading in emerging markets bonds and, therefore, we are unable to determine the portion of this trading that is taking place on our platform. The majority of inter-dealer trading in emerging markets bonds is currently conducted by telephone through voice brokers.

Key Trading Functionalities

We currently offer both disclosed inquiry trading on our client-to-dealer platform and an anonymous cross matching style of trading on our dealer-to-dealer platform. Our DealerAxess® dealer-to-dealer trading platform provides anonymous live markets with executable bids and offers posted by participating dealers that are matched using proprietary cross-matching technology. The key trading functionalities on our client-to-dealer trading platform are detailed below.

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

ASAP and Holding Bin Trading Functionalities

We provide both ASAP (“as soon as possible”) and Holding Bin trading protocols. In the Holding Bin trading protocols, institutional investor clients set the time when they would like all of the broker-dealers’ prices or spreads returned to them, in order to have the ability to see all executable prices available at the same time. In the ASAP trading protocol, institutional investor clients see each broker-dealer’s price or spread as soon as it is entered by the broker-dealer.

List Trading Functionality

We currently offer institutional investors the ability to request bids or offers on a list of bonds, with the number of different bonds on each list varying between 8 and 25 items depending on the market. This facilitates efficient trading for institutional investors such as mutual funds and hedge funds. Institutional investors are able to have multiple lists executable throughout the trading day, enabling them to manage their daily cash flows, portfolio duration, and credit and sector exposure.

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

Additional analytical capabilities of our information services offerings aim to provide clients with more information about bond prices and market activity, including asset swap spreads, turnover percentage and liquidity ratios. These statistics measure a security’s trading activity relative to its amount outstanding and relative to the overall market, respectively, providing an additional perspective on relative liquidity. In addition, we provide pricing measures to help institutional investors better assess the relative value of a corporate bond, providing more consistent relative pricing information for institutional investors, such as offering spread data versus the interest rate swap curve and versus the U.S. Treasury curve. Users are also able to download a variety of MarketAxess-compiled trade reports containing a comprehensive review of trading activity. Corporate BondTicker is currently the source of corporate bond trading information for The Wall Street Journal.

In November 2006, we added a comprehensive set of reports designed to review and monitor credit trading activity for institutional investor clients. It utilizes extensive TRACE information and has a flexible interface to run and save reports in a variety of formats for both compliance and management reporting. For example, the best execution report provides a view of the savings generated by trading on our electronic trading platform and offers a quantitative measure of the value of price discovery from multiple dealers. The report allows clients to monitor performance against their own best execution policy. Our compliance product provides a printed history of each inquiry submitted through the MarketAxess trading platform.

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

Usage of our straight-through processing tools increased significantly during 2006. In our U.S. high-grade corporate bond business between 2005 and 2006, the number of orders uploaded electronically increased from 5,459 to 32,056. The number of online allocations increased from 58,847 to 83,469 and the number of completed trades delivered to institutional investor clients through our post-trade messaging functionality increased from 17.5% to 53.2% of total volume.

Dealer API

We offer Application Program Interface (API) services to our broker-dealer clients for pre-trade, trade negotiation and post-trade services. This allows for straight-through processing, which improves efficiency and reduces errors in processing.

Dependence on Our Broker-Dealer Clients Who Are Also Our Stockholders

Revenues

We have historically earned the majority of our commissions and revenues from nine broker-dealer clients (ABN Amro, BNP Paribas, Banc of America, Bear Stearns, Credit Suisse, Deutsche Bank, JPMorgan, Lehman Brothers and UBS) that were (or whose affiliates were) also our stockholders as of January 1, 2006. Affiliates of most of our broker-dealer clients are also among our institutional investor clients. Information relating to the percentage of our commissions and the percentage of our revenues generated by these nine broker-dealer clients is provided in the chart below:

	Year Ended December 31,
	2006	2005	2004

Percentage of commissions	49.9%	54.7%	57.7%
Percentage of total revenues	46.0%	49.7%	53.6%

As of December 31, 2006, these nine broker-dealer clients owned 10,748,233 shares or 31.6% of our common stock on a diluted basis, assuming conversion of our non-voting common stock and exercise of warrants in exchange for common stock. To the extent that some or all of these broker-dealer clients or their affiliates vote similarly, they are likely to be able to influence decisions requiring approval by our stockholders.

Our broker-dealer clients are not restricted from buying and selling fixed-income securities, directly or through their own proprietary or third-party platforms, with institutional investors. For more information, see “Item 1A., Risk Factors — Risk Factors That May Affect Future Results — We are dependent on our broker-dealer clients, nine of which were also our stockholders as of January 1, 2006, who are not restricted from buying and selling fixed-income securities, directly or through their own proprietary or third-party platforms, with institutional investors.”

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

Conflicts of Interest

Information concerning the potential conflicts of interest that may arise as a result of the various roles (broker-dealer client and stockholder) played by certain of our broker-dealer clients, please see “Item 1A., Risk Factors  — Risk Factors That May Affect Future Results — Risks Related to the Potential Conflicts of Interest With Our Broker-Dealer Clients Who Are Also Our Stockholders.”

Sales and Marketing

We promote our products and services using a variety of direct and indirect sales and marketing strategies. Our sales force is organized into four teams: U.S. client sales, European client sales, U.S. dealer relations and European dealer relations. They are responsible for client acquisition activity and for increasing use of our platform by our existing clients. Their goal is to train and support existing and new clients on how to use the system and to educate them as to the benefits of utilizing an electronic fixed-income trading platform. We employ various strategies, including advertising, direct marketing, promotional mailings and participation in industry conferences, to increase awareness of our brand and our electronic trading platform. For example, we have worked with The Wall Street Journal to establish Corporate BondTicker as the source of information for its daily corporate bond and high-yield tables.

Competition

The electronic trading industry is highly competitive and we expect competition to intensify in the future. We face four main areas of competition:

•	Telephone — We compete with bond trading business conducted over the telephone between broker-dealers and their institutional investor clients. Institutional investors have historically purchased fixed-income securities by telephoning bond sales professionals at one or more broker-dealers and inquiring about the price and availability of individual bonds. This remains the manner in which the majority of corporate bonds are still traded between institutional investors and broker-dealers.

•	E-mail — We compete with bond trading business conducted via e-mail between broker-dealers and their institutional investor clients. E-mail provides an efficient means of initiating product and price discovery with a large universe of potential trading partners.

•	Other electronic trading platforms — There are numerous other electronic trading platforms currently in existence. These include Thomson TradeWeb, a multi-dealer to institutional investor trading platform that has historically focused on government bond trading, and Bloomberg, which provides electronic trading functionality. In 2002, Thomson TradeWeb launched an electronic corporate bond trading platform. In addition, some broker-dealers operate proprietary electronic trading systems that enable institutional investors to trade directly with a broker-dealer over an electronic medium. We believe that we are currently the only platform primarily focused on multi-party disclosed trading of credit products between broker-dealers and institutional investors, though others have or may seek to expand their product offerings to compete in this market. Additionally, as we expand our business into new products, we will likely come into more direct competition with other electronic trading platforms or firms offering traditional services. For instance, our DealerAxess® platform competes with services offered by voice brokerage firms including BGC Partners L.P., GFI Group Inc., ICAP plc and Tullet Prebon plc.

•	Market data and information vendors — Several large market data and information providers currently have a data and analytics relationship with virtually every institutional firm. Some of these entities currently offer varying forms of electronic trading of fixed-income securities, mostly on a single-dealer basis. Some of these entities have announced their intention to expand their electronic trading platforms or to develop new platforms. These entities are currently direct competitors to our information services and may in the future become direct competitors to our electronic trading platform.

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

Furthermore, approximately 100 of our institutional investor clients have built interfaces to enable them to communicate electronically between our platform and their order, portfolio management and accounting systems. We believe that this increases the commitment of these institutional investor clients to our services.

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

Technology

The design and quality of our technology are critical to our growth and our ability to execute our business strategy. Our electronic trading platform has been designed with secure, scalable, client-server architecture that makes broad use of distributed computing to achieve speed, reliability and fault tolerance. The platform is built on industry-standard technologies and has been designed to handle multiples of our current trading volume.

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

The written agreements upon which we rely to protect our proprietary technology, processes and intellectual property include agreements designed to protect our trade secrets. Examples of these written agreements include third party nondisclosure agreements, employee nondisclosure and inventions assignment agreements, and agreements with customers, contractors and strategic partners. Other written agreements upon which we rely to protect our proprietary technology, processes and intellectual property take many forms and contain provisions related to patent, copyright, trademark or trade secret rights.

We have obtained U.S. federal registration of the MarketAxess® name and logo, and the same mark and logo have been registered in several foreign jurisdictions. We have pending registrations for the MarketAxess® name and logo in several other foreign jurisdictions. In addition, we have obtained U.S. federal registration for the marks AutoSpotting®, BondLink®, FrontPage®, Actives®, DealerAxess® and associated designs. “Corporate BondTicker” is a trademark we use, but it has not been registered.

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

Additionally, MarketAxess Corporation is registered with certain states and the District of Columbia as a broker-dealer. The states and the District of Columbia are responsible for the administration of their respective “blue sky” laws, rules and regulations.

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

In May 2003, we incorporated a Canadian subsidiary, MarketAxess Canada Limited. It has applied for registration as an ATS under the Securities Act of Ontario and is in the process of seeking approval for membership with the Investment Dealers Association of Canada.

Employees

As of December 31, 2006, we had 176 employees, 143 of whom were based in the U.S. and 33 of whom were based in the U.K. None of our employees are represented by a labor union. We consider our relationships with our employees to be good and have not experienced any interruptions of operations due to labor disagreements.

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

You may read and copy any document we file with the SEC at the SEC’s public reference room at 100 F Street, NE, Room 1580, Washington, DC 20549. Please call the SEC at 1-800-SEC-0330 for information on the public reference room. The SEC maintains an Internet website that contains annual, quarterly and current reports, proxy and information statements and other information that issuers (including the Company) file electronically with the SEC. The SEC’s Internet website is www.sec.gov.

We have obtained federal registration of the MarketAxess® name and logo, as well as for the marks Auto-Spotting®, BondLink®, Actives®, FrontPage® and DealerAxess®. Other trademarks and service marks appearing in this Annual Report on Form 10-K are the property of their respective holders.

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

We rely on our broker-dealer clients to provide product and liquidity on our electronic trading platform by posting bond prices on our platform for bonds in their inventory and responding to institutional investor client inquiries. Although each broker-dealer client is currently a party to an agreement with us, the obligations of each broker-dealer under these agreements are minimal. None of these agreements is exclusive and broker-dealers may terminate such agreements and/or enter into, and in some cases have entered into, similar agreements with our competitors. For example, some of our broker-dealer clients are also clients of Thomson TradeWeb, a multi-dealer to institutional investor trading platform that operates an online corporate bond trading platform.

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

We have historically earned a substantial portion of our commissions from the nine broker-dealer clients that were our stockholders as of January 1, 2006. For the year ended December 31, 2006, $35.6 million or 49.9% of our commissions, for the year ended December 31, 2005, $36.6 million or 54.7% of our commissions, and for the year ended December 31, 2004, $39.3 million or 57.7% of our commissions, were generated by these nine broker-dealer clients. None of our broker-dealer clients is contractually or otherwise obligated to continue to use our electronic trading platform. Reduced involvement of these broker-dealer clients due to their lack of a right to designate a member of our Board of Directors or the potential reduction in the level of their equity ownership if these entities should sell shares of our common stock, may cause them to reduce or discontinue their use of our electronic trading platform and other services, which could negatively impact the use of our platform by our institutional investor clients. The loss of, or a significant reduction of, participation on our platform by these broker-dealer clients may have a material adverse effect on our business, financial condition and results of operations.

Several of our broker-dealer clients or their affiliates beneficially own a significant percentage of our outstanding common stock. These broker-dealer clients have strategic interests that differ from those of our other stockholders.

As of January 1, 2006, nine of our broker-dealer clients or their affiliates owned, in the aggregate, a significant percentage of our outstanding common stock. These broker-dealer clients have strategic interests that are different from ours and those of our other stockholders. For example, in their capacity as broker-dealer clients, they would presumably favor lower commissions and/or commission caps. Furthermore, as stockholders in other consortia that have developed competitive electronic trading networks or have announced their intention to explore the development of competitive electronic trading networks, they may decide to direct some or all of their electronic trading business to one or more of our competitors. While these actions, if taken, would presumably reduce our revenues and our market capitalization and, therefore, the value of their ownership position in us, there can be no assurance that they will not decide to take such actions for their own strategic reasons.

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

We may be limited in our use of our U.S. net operating loss carryforwards.

As of December 31, 2006, we had U.S. net operating loss carryforwards of $91.6 million, which will begin to expire in 2019. A net operating loss carryforward enables a company to apply net operating losses incurred during a current period against future periods’ profits in order to reduce tax liability in those future periods.

Section 382 of the Internal Revenue Code provides that when a company undergoes an “ownership change,” that company’s use of its net operating losses is limited annually in each subsequent year. An “ownership change” occurs when, as of any testing date, the sum of the increases in ownership of each shareholder that owns five percent or more of the value of a company’s stock compared to that shareholder’s lowest percentage ownership during the preceding three-year period exceeds 50 percentage points. For purposes of this rule, certain shareholders who own less than five percent of a company’s stock are aggregated and treated as a single five-percent shareholder.

In 2000 and 2001, MarketAxess Holdings Inc. and MarketAxess Corporation had an “ownership change.” As a result, net operating loss carryforwards of $39.2 million existing at the date of the ownership change are subject to significant limitations.

The issuance or repurchase of a significant number of shares of stock or purchases or sales of stock by significant shareholders could result in an additional “ownership change.” We may issue a substantial number of shares of our stock in connection with offerings, acquisitions and other transactions in the future, although no assurance can be given that any such offering, acquisition or other transaction will be undertaken, and we expect to repurchase a significant number of shares in connection with our stock repurchase program. In addition, the exercise of outstanding options to purchase shares of our common stock may require us to issue additional shares of our common stock. The extent of the actual future use of our U.S. net operating loss carryforwards is subject to inherent uncertainty because it depends on the amount of otherwise taxable income we may earn. We cannot give any assurance that we will have sufficient taxable income in future years to use any of our federal net operating loss carryforwards before they would otherwise expire.

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

Our losses were $16.8 million from the period of inception through December 31, 2000, $65.1 million for the year ended December 31, 2001 and $36.1 million for the year ended December 31, 2002. For the year ended December 31, 2003, we reported net income of $4.2 million, for the year ended December 31, 2004, we reported net income of $57.6 million, which included $46.1 million in income which was recognized upon our reassessment of the likelihood of realization of a portion of our deferred tax assets, for the year ended December 31, 2005, we reported net income of $8.1 million and for the year ended December 31, 2006, we reported net income of $5.4 million We cannot predict whether we will be able to sustain profitability and we may incur losses in future periods. If we are not able to sustain profitability, our stock price may decline.

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

Our growth is also dependent on our ability to diversify our revenue base. We currently derive a majority of our revenues from secondary trading in U.S. high-grade corporate bonds. The percentage of our commissions from such trading remained relatively constant for the years ended December 31, 2006, 2005 and 2004. Our long-term business strategy is dependent on expanding our service offerings and increasing our revenues from other fixed-income products and other sources. We cannot assure you that our efforts will be successful or result in increased revenues or continued profitability.

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

We may enter into new fee plans, the impact of which may be difficult to evaluate.

On June 1, 2005, we introduced a new fee plan primarily for secondary market transactions in U.S. high-grade corporate bonds executed on our electronic trading platform. Most of our U.S. high-grade broker-dealer clients signed new two-year agreements in 2005. These agreements are scheduled for renewal at various times between June 2007 and December 2007. In addition, we anticipate that from time to time we will introduce new fee plans for the other market segments in which we operate. Any new fee plan may include different fee structures or provide volume incentives.

We cannot assure you that any new fee plans will result in an increase in the volume of transactions effected on our platform or that our revenues will increase as a result of the implementation of any such plans. Furthermore, resistance to new fee plans by our broker-dealer or institutional investor clients could have a material adverse effect on our business, financial condition and results of operations.

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

We are exposed to credit risk in our role as trading counterparty to our broker-dealer clients executing trades on the DealerAxess® platform. We are exposed to the risk that third parties that owe us money, securities or other assets will not perform their obligations. These parties may default on their obligations to us due to bankruptcy, lack of liquidity, operational failure or other reasons. Adverse movements in the prices of securities that are the subject of these transactions can increase our risk. Where the unmatched position or failure to deliver is prolonged there may also be regulatory capital charges required to be taken by us. The policies and procedures we use to manage this credit risk are new and untested. There can be no assurance that these policies and procedures will effectively mitigate our exposure to credit risk.

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

Our revenues and operating results may also fluctuate due to other factors, including:

•	our ability to retain existing broker-dealer and institutional investor clients and attract new broker-dealers and institutional investor clients;

•	our ability to drive an increase in use of our electronic trading platform by new and existing broker-dealer and institutional investor clients;

•	changes in our pricing policies;

•	the introduction of new features on our electronic trading platform;

•	the effectiveness of our sales force;

•	new product and service introductions by our competitors;

•	fluctuations in overall market trading volume;

•	technical difficulties or interruptions in our service;

•	general economic conditions in our geographic markets;

•	additional investment in our services or operations; and

•	regulatory compliance costs.

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

We also rely, and expect in the future to continue to rely, on third parties for various computer and communications systems, such as telephone companies, online service providers, data processors, and software and hardware vendors. Other third parties provide, for instance, our data center, telecommunications access lines and significant computer systems and software licensing, support and maintenance services. Any interruption in these or other third-party services or deterioration in their performance could impair the quality of our service. We cannot be certain of the financial viability of all of the third parties on which we rely.

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

Intellectual property is critical to our success and ability to compete, and if we fail to protect our intellectual property rights adequately, our competitors might gain access to our technology. We rely primarily on a combination of patent, copyright, trademark and trade secret laws in the United States and other jurisdictions, as well as license agreements, third-party non-disclosure and other agreements and other contractual provisions and technical measures to protect our intellectual property rights. We attempt to negotiate beneficial intellectual property ownership provisions in our contracts and also require employees, consultants, advisors and collaborators to enter into confidentiality agreements in order to protect the confidentiality of our proprietary information. We have filed six patent applications covering aspects of our technology and/or business, but can make no assurances that any such patents will be issued or, if issued, will protect our business and processes from competition. Additionally, laws and our contractual terms may not be sufficient to protect our technology from use or theft by third parties. For instance, a third party might reverse engineer or otherwise obtain and use our technology without our permission and without our knowledge, thereby infringing our rights and allowing competitors to duplicate or replicate our products. Furthermore, we cannot assure you that these protections will be adequate to prevent our competitors from independently developing technologies that are substantially equivalent or superior to our technology.

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

Entering into joint ventures and alliances entails risks, including:

•	difficulties in developing and expanding the business of newly-formed joint ventures;

•	exercising influence over the activities of joint ventures in which we do not have a controlling interest; and

•	potential conflicts with or among our joint venture or alliance partners.

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

Our success depends largely upon the continued services of our executive officers and other key personnel, particularly Richard M. McVey, Chief Executive Officer and Chairman of our Board of Directors. The terms of Mr. McVey’s employment agreement with us do not require him to continue to work for us and allow him to terminate his employment at any time, subject to certain notice requirements and forfeiture of non-vested equity options and restricted stock. Any loss or interruption of Mr. McVey’s services or that of one or more of our other executive officers or key personnel could result in our inability to manage our operations effectively and/or pursue our business strategy.

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

The market for qualified personnel has grown more competitive in recent periods as electronic commerce has experienced growth. Domestic and international labor markets have tightened in concert with the continuing recovery in general economic conditions. Many of the companies with which we compete for experienced personnel have greater resources than we have and are longer established in the marketplace. In addition, in making employment decisions, particularly in the Internet, high-technology and financial services industries, job candidates often consider the total compensation package offered, including the value of the stock- based compensation they are to receive in connection with their employment. Significant volatility in the price of our common stock may adversely affect our ability to attract or retain key employees. The implementation of SFAS 123R relating to the expensing of stock-based compensation may discourage us from granting the size or type of stock-based compensation that job candidates may require to join our company.

We cannot assure you that we will be successful in our efforts to recruit and retain the required personnel. The failure to attract new personnel or to retain and motivate our current personnel may have a material adverse effect on our business, financial condition and results of operations.

Termination of employees may result in additional costs.

We are currently involved in arbitration claims filed against us by two former employees. We believe that both cases are without merit and we intend to vigorously defend them. However, an adverse settlement or judgment related to these or similar types of claims may have an adverse effect on our financial condition or results of operations. Regardless of the outcome of these claims, we may incur significant expense and management time dealing with such claims.

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

Our disclosed trading system has not been subjected to regulation as an alternative trading system under Regulation ATS. A determination by the SEC to treat our trading platform as an alternative trading system subject to Regulation ATS would subject us to additional reporting obligations and other limitations on the conduct of our business, many of which could be material. Our anonymous dealer-to-dealer trading service, DealerAxess®, is regulated as an alternative trading system subject to Regulation ATS.

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

Our corporate headquarters and principal U.S. offices are located at 140 Broadway, New York, New York, where we lease the entire 42nd floor, which is 24,000 square feet, and a portion of the 24th floor, which is 5,300 square feet. This lease expires in February 2010. In addition, we lease another 17,000 square feet at 350 Madison Avenue, New York, New York, which we currently sublet. The lease and sublease expire in April 2011. MarketAxess Europe Limited’s headquarters and principal offices are located at 71 Fenchurch Street, London, England, where we lease the entire 9th and 10th floors, which are 4,700 square feet per floor. This lease expires in November 2015.

Item 3.	Legal Proceedings

In January 2007, two former employees commenced arbitration proceedings against us before the National Association of Securities Dealers (“NASD”) arising out of the expiration of certain vested and unvested stock options and unvested restricted shares issued to them. The claims made by these two former employees total $4.5 million plus interest.

One former employee has alleged that we wrongfully prevented him from exercising his vested options when he sought to do so and that we wrongfully claimed that such options had expired on the previous day.

The other former employee has alleged that we wrongfully failed to accelerate the vesting of his then unvested options and restricted shares upon his termination and to waive the 90-day time period within which he was required to exercise his vested options. This former employee also alleges that he is entitled to a declaration that certain provisions in our 2004 Stock Incentive Plan are invalid and unenforceable under applicable law. He further alleges that he is entitled to a bonus for the approximately five months that he worked for us during 2006.

We believe that both cases are without merit and we intend to vigorously defend them. We are required to answer, move or otherwise respond to both arbitration claims during March 2007. Based on currently available information, we believe that the likelihood of a material loss is not probable. Accordingly, no amounts have been provided in the accompanying financial statements. However, arbitration is subject to inherent uncertainties and unfavorable rulings could occur.

Item 4.	Submission of Matters to a Vote of Security Holders

No matters were submitted to security holders for a vote during the fourth quarter of our fiscal year ended December 31, 2006.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Price Range

Our common stock trades on the NASDAQ Global Select Market under the symbol “MKTX”. The range of closing price information for our common stock, as reported by NASDAQ, was as follows:

2006:	High	Low

January 1, 2006 to March 31, 2006	$13.68	$11.07
April 1, 2006 to June 30, 2006	$12.47	$9.96
July 1, 2006 to September 30, 2006	$11.25	$8.90
October 1, 2006 to December 31, 2006	$14.95	$10.10

2005:	High	Low

January 1, 2005 to March 31, 2005	$15.95	$9.64
April 1, 2005 to June 30, 2005	$13.87	$9.83
July 1, 2005 to September 30, 2005	$14.09	$9.99
October 1, 2005 to December 31, 2005	$13.14	$10.64

On March 8, 2007, the last reported closing price of our common stock on the NASDAQ Global Select Market was $14.34.

Holders

There were 90 holders of record of our common stock as of March 8, 2007.

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

Recent Sales of Unregistered Securities

None

Securities Authorized for Issuance Under Equity Compensation Plans

Please see the section entitled “Equity Compensation Plan Information” in Item 12.

Issuer Purchases of Equity Securities

On October 26, 2006, our Board of Directors authorized a stock repurchase program for up to $40 million of our common stock. We intend to repurchase the shares in the open market or privately negotiated transactions, at times and prices considered appropriate by us depending upon prevailing market conditions. As of December 31, 2006, we had repurchased the following:

			Total Number of	Dollar Value of
			Shares Purchased	Shares That May
	Total Number of	Average Price Paid	as Part of Publicly	Yet Be Purchased
Period	Shares Purchased	per Share	Announced Plans	Under the Plans
(In thousands)

October 26, 2006 — October 31, 2006	—	—	—	—
November 1, 2006 — November 30, 2006	—	—	—	—
December 1, 2006 — December 31, 2006	190,500	$13.90	190,500	$37,347

	190,500	$13.90	190,500	$37,347

Shares repurchased under the program will be held in treasury for future use. Through March 9, 2007, 1,475,756 shares had been repurchased at a cost of $19.4 million.

STOCK PERFORMANCE GRAPH

The following graph shows a comparison from November 5, 2004 (the date our common stock commenced trading on the NASDAQ Global Select Market) through December 31, 2006 of (i) the cumulative total return for our common stock, (ii) the NASDAQ Composite Index, (iii) the NASDAQ Global Select Market Composite Index, (iv) a peer group that we previously used and (v) a new peer group.

We have included a new peer group that we believe provides a more meaningful basis for comparison of our stock performance.

The previous peer group consists of:
  Chicago Mercantile Exchange Holdings Inc.
  eSpeed, Inc.
  GFI Group Inc.
  International Securities Exchange Inc.
  Investment Technology Group, Inc.
  Knight Trading Group, Inc.
  LaBranche & Co Inc.
  The NASDAQ Stock Market, Inc.
  NYSE Group

The new peer group consists of:
  eSpeed, Inc.
  GFI Group Inc.
  International Securities Exchange Inc.
  Investment Technology Group, Inc.

The figures in this graph assume an initial investment of $100 in our common stock at the closing price of $17.49 on November 5, 2004, the date our common stock commenced trading on the NASDAQ National Market (now the NASDAQ Global Select Market), an initial investment of $100 in each of the companies in the peer groups at their respective closing price on November 5, 2004 and an initial investment of $100 on October 31, 2004 in each of the two indexes.

The NASDAQ Global Select Market Composite Index, introduced in July 2006, is a market capitalization weighted index that measures all NASDAQ domestic and international based common type stocks listed on the Global Select tier of the NASDAQ Stock Market. The index carries the index history of the NASDAQ National Market Composite Index.

The returns illustrated below are based on historical results during the period indicated and should not be considered indicative of future stockholder returns. Data for the NASDAQ Composite Index, the NASDAQ Global Select Market Composite Index and for the peer groups assume reinvestment of dividends. We have never paid dividends on our common stock and have no present plans to do so. All performance data have been provided by Research Data Group, Inc.

COMPARISON OF 26 MONTH CUMULATIVE TOTAL RETURN*
Among MarketAxess Holdings Inc., The NASDAQ Composite Index,
The Nasdaq Global Select Market Composite Index And Peer Groups

*	This graph assumes an initial investment of $100 at the closing price on November 5, 2004 in our common stock and the companies in our peer groups and an initial investment of $100 on October 31, 2004 in each of the two indexes.

*	On November 4, 2004, the registration statement relating to our initial public offering at a price of $11.00 per share was declared effective. Our stock began trading on the NASDAQ National Market (now the NASDAQ Global Select Market) on November 5, 2004 and as required by applicable SEC regulations, the above graph begins with our closing price on that date of $17.49.

Item 6.	Selected Financial Data

The selected statement of operations data for each of the years ended December 31, 2006, 2005 and 2004 and the selected balance sheet data as of December 31, 2006 and 2005 have been derived from our audited financial statements included elsewhere in this Form 10-K. The selected statement of operations data for the years ended December 31, 2003 and 2002, and the balance sheet data as of December 31, 2004, 2003 and 2002, have been derived from our audited financial statements not included in this Form 10-K.

	Year Ended December 31,
	2006	2005	2004	2003	2002
	(In thousands, except share and per share amounts)

Statement of Operations Data:
Revenues
Commissions
U.S. high-grade(1)	$47,752	$45,615	$45,465	$40,310	$13,391
European high-grade	15,368	14,078	15,142	7,126	975
Other(2)	8,310	7,225	7,565	5,364	1,190

Total commissions	71,430	66,918	68,172	52,800	15,555
Information and user access fees	5,477	4,435	2,713	1,144	287
License fees	866	2,988	3,143	4,145	924
Interest income	4,595	3,160	882	371	742
Other(3)	948	1,059	887	—	1,193

Total revenues	83,316	78,560	75,797	58,460	18,701

Expenses
Employee compensation and benefits(4)	42,078	35,445	33,146	26,860	24,290
Depreciation and amortization	6,728	5,649	3,468	4,688	6,658
Technology and communications	7,704	7,401	6,402	4,755	3,943
Professional and consulting fees	8,072	9,355	4,908	4,180	4,699
Warrant-related expense(5)	—	—	2,524	5,400	8,624
Marketing and advertising	1,769	2,581	2,530	2,292	2,588
Moneyline revenue share	—	(50)	1,240	1,806	708
Restructuring charges	—	—	—	—	(674)
General and administrative	8,361	6,618	4,263	4,077	3,941

Total expenses	74,712	66,999	58,481	54,058	54,777

Income (loss) before taxes	8,604	11,561	17,316	4,402	(36,076)
Provision (benefit) for income taxes(6)	3,183	3,419	(40,271)	190	—

Net income (loss)	$5,421	$8,142	$57,587	$4,212	$(36,076)

Net income (loss) per common share(7):
Basic	$0.18	$0.29	$6.76	$(2.20)	$(14.39)
Diluted	$0.15	$0.23	$1.88	$(2.20)	$(14.39)
Weighted average number of shares of common stock outstanding:
Basic	30,563,437	28,156,505	7,097,682	3,288,464	3,290,326
Diluted	35,077,348	35,512,346	30,638,644	3,288,464	3,290,326

	As of December 31,
	2006	2005	2004	2003	2002
	(In thousands)

Balance Sheet Data:
Cash and cash equivalents, Short-term investments and Securities-available-for-sale	$131,015	$118,145	$103,449	$36,182	$23,806
Working capital(8)	135,470	120,218	103,996	31,884	20,140
Total assets	204,278	190,462	175,646	57,183	39,437
Total redeemable convertible preferred stock	—	—	—	159,664	148,209

(1)	Commissions include commissions from transactions between institutional investor clients and broker-dealer clients as well as transactions between broker-dealer clients.

(2)	Other commissions consist primarily of commissions from the trading of emerging markets, crossover and high-yield, new issue, agency and treasury bonds as well as credit default swap indices.

(3)	Other revenues consist primarily of telecommunications line charges to broker-dealer clients, other miscellaneous revenues and, in 2002, insurance proceeds

(4)	We adopted SFAS 123R using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006. In accordance with the modified prospective transition method, our Consolidated Financial Statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123R. Incremental stock-based compensation expense related to employee stock options recognized under SFAS 123R for the year ended December 31, 2006 was $3.2 million.

(5)	Warrant-related expense is the expense associated with the allocation of warrants to purchase shares of our common stock issuable pursuant to a warrant issued to six of our broker-dealer clients at the time they made an equity investment in us. As of December 31, 2006, 2005, 2004, 2003 and 2002, the total number of shares underlying the warrant was 2,379,396, 3,674,400, 5,007,969, 4,778,800 and 3,466,300, respectively. While the warrant was expensed each quarter, this was a non-cash expense that varied with the underlying fair market value of our common stock. The final share allocations under the warrant program occurred on March 1, 2004. Accordingly, we no longer record any expense related to this warrant.

(6)	During the year ended December 31, 2004, we reduced the valuation allowance relating to our deferred tax assets by $46.1 million, from $64.3 million to $18.1 million. Due to the fact that we had achieved multiple quarters of profitability, it became more likely than not that we would be able to utilize our net operating loss carryforwards. We also determined that it was more likely than not that all of the temporary differences relating to the deductibility of certain expenses for book and tax purposes, including the warrant-related expense, would be utilized prior to expiration. We also recognized $2.1 million in tax credits and an additional tax benefit for operating losses of $1.5 million. Without giving effect to the reduction of the valuation allowance, tax credits and the additional benefit for operating losses, our net income for the year ended December 31, 2004 would have been $7.9 million.

(7)	Includes the effect of dividends accrued on our redeemable convertible preferred stock. We have not included dilutive net income (loss) per common share for periods in which we had a net loss, as the effect would have been anti-dilutive. Upon completion of our initial public offering, all outstanding shares of redeemable convertible preferred stock and convertible preferred stock were converted into 14,484,493 shares of common stock and 4,266,310 shares of non-voting common stock.

(8)	Working capital is defined as current assets minus current liabilities. Current assets consist of Cash and cash equivalents, Short-term investments, Securities and cash provided as collateral, Accounts receivable, and Prepaid expenses. Current liabilities consist of Accrued employee compensation, Deferred revenue, and Accounts payable, accrued expenses and other liabilities.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with “Selected Financial Data” and our consolidated financial statements and related notes included elsewhere in this Form 10-K. In addition to historical information, this discussion and analysis contains forward-looking statements relating to future events and the future performance of MarketAxess which are based on our current expectations, assumptions, estimates and projections about us and our industry. These forward-looking statements involve risks and uncertainties. Our actual results and timing of various events could differ materially from those anticipated in such forward-looking statements as a result of a variety of factors, as more fully described in this section, in “Item 1A. — Risk Factors That May Affect Future Results” and elsewhere in this Form 10-K. We undertake no obligation to update publicly any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.

Executive Summary

MarketAxess operates one of the leading platforms for the electronic trading of corporate bonds and certain other types of fixed-income securities. Through our platform, 689 active institutional investor client firms (firms that executed at least one trade through our electronic trading platform between January 2006 and December 2006) can access the aggregate liquidity provided by the collective interest of our 25 broker-dealer clients in buying or selling bonds through our platform. Our active institutional investor clients include investment advisers, mutual funds, insurance companies, public and private pension funds, bank portfolios and hedge funds. We also provide data and analytical tools that help our clients make trading decisions and we facilitate the trading process by electronically communicating order information between trading counterparties. Our revenues are primarily generated from the trading of U.S. and European high-grade corporate bonds.

Our multi-dealer trading platform allows our institutional investor clients to simultaneously request competing, executable bids or offers from our broker-dealer clients and execute trades with the broker-dealer of their choice from among those that choose to respond. We offer our broker-dealer clients a solution that enables them to efficiently reach our institutional investor clients for the distribution and trading of bonds. In addition to U.S. high-grade corporate bonds, European high-grade corporate bonds and emerging markets bonds, including both investment-grade and non-investment grade debt, we also offer our clients the ability to trade crossover and high-yield bonds, agency bonds and credit default swap indices. Our DealerAxess® trading service allows dealers to trade fixed-income securities with each other on our platform.

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

We seek to grow and diversify our revenues by capitalizing on our status as the operator of a leading platform for the electronic trading of corporate bonds and certain other types of fixed-income securities. The key elements of our strategy are:

•	to innovate and efficiently add new functionality and product offerings to the MarketAxess platform that we believe will help to increase our market share with existing clients, as well as expand our client base;

•	to leverage our technology, as well as our strong broker-dealer and institutional investor relationships, to deploy our electronic trading platform into additional product segments within the fixed-income securities markets;

•	to leverage our technology and client relationships to deploy our electronic trading platform into new client segments;

•	to continue building our existing service offerings so that our electronic trading platform is fully integrated into the workflow of our broker-dealer and institutional investor clients and to continue to add functionality to allow our clients to achieve a fully automated end-to-end straight-through processing solution (automation from trade initiation to settlement);

•	to add new content and analytical capabilities to Corporate BondTickertm in order to improve the value of the information we provide to our clients; and

•	to continue to supplement our internal growth by entering into strategic alliances, or acquiring businesses or technologies that will enable us to enter new markets, provide new products or services, or otherwise enhance the value of our platform to our clients.

History

MarketAxess was formed in April 2000, and pilot trading on our fully disclosed multi-dealer platform began in October 2000. We launched trading on our electronic platform in January 2001 with eight broker- dealer clients. Since that time, our broker-dealer clients have grown to include 25 leading securities firms. Our broker-dealer clients currently are: ABN AMRO, Banc of America Securities, Barclays PLC, Bear Stearns, BNP Paribas, Citigroup Global Markets, Credit Suisse, Deutsche Bank Securities, Dresdner Bank AG, DZ Bank AG, FTN Financial, Goldman Sachs, HSBC, ING Financial Markets, JPMorgan, Jefferies and Company, Lehman Brothers, Merrill Lynch, Morgan Stanley, RBC Capital Markets, The Royal Bank of Scotland, Santander Investment Securities, SG Corporate & Investment Banking, UBS and Wachovia Securities.

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

In February 2002, we reorganized into MarketAxess Holdings Inc., a holding company that operates primarily through two operating subsidiaries, MarketAxess Corporation and MarketAxess Europe Limited. MarketAxess Corporation is registered as a broker-dealer, and MarketAxess Europe Limited is regulated as an alternative trading system, with applicable market regulators in the U.S. and the U.K., respectively. In May 2003, we incorporated a Canadian subsidiary, MarketAxess Canada Limited, which has applied for registration under the Securities Act in Ontario and is in the process of seeking approval for membership with the Investment Dealers Association of Canada.

We launched our information service, Corporate BondTicker, in July 2002. Corporate BondTicker combines NASD TRACE data with MarketAxess data and analytical tools to provide trading professionals, research firms, rating and news agencies, and other market participants with a comprehensive set of corporate bond information.

On November 4, 2004, we completed the initial public offering of our common stock. Specifically, 5,750,000 shares of common stock, including an aggregate of 750,000 shares of common stock covered by an over-allotment option granted by us to the underwriters, were sold at a price to the public of $11.00 per share. The aggregate proceeds to us from the offering were $63.2 million before deducting $4.4 million in underwriting discounts and commissions and an estimated $4.9 million in other expenses incurred in connection with the offering.

In September 2005, we launched electronic credit default swap trading on our platform.

In June 2006, we introduced DealerAxess®, which allows broker-dealer clients to transact U.S. corporate, emerging markets and high-yield bond trades on our platform with other broker-dealer clients. MarketAxess Corporation acts as intermediary in these transactions by serving as counterparty to the two broker-dealer clients involved.

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

Competitors, including companies in which some of our broker-dealer clients have invested, have developed electronic trading platforms or have announced their intention to explore the development of electronic platforms that may compete with us.

In general, we compete on the basis of a number of key factors, including:

•	the liquidity provided on our platform;

•	the magnitude and frequency of price improvement enabled by our platform;

•	the quality and speed of execution;

•	total transaction costs;

•	technology capabilities, including the ease of use of our trading platform; and

•	the range of our products and services.

We believe that we compete favorably with respect to these factors. Our trading volume and client acceptance have grown significantly over the past five years and we continue to proactively build technology solutions that serve the needs of the credit markets.

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

Our U.S. subsidiary, MarketAxess Corporation, is a registered broker-dealer with the SEC and is a member of the NASD. Our U.K. subsidiary, MarketAxess Europe Limited, is registered as an Alternative Trading System dealer with the FSA in the U.K. Both U.S. and U.K. regulations prohibit repayment of borrowings from these subsidiaries or their affiliates, paying cash dividends, making loans to us or our affiliates or otherwise entering into transactions that result in a significant reduction in regulatory net capital or financial resources, without prior notification to or approval from such regulated entity’s principal regulator. MarketAxess Canada Limited, a Canadian subsidiary that we incorporated in May 2003, has applied for registration as an Alternative Trading System dealer under the Securities Act of Ontario and is in the process of seeking approval for membership with the Investment Dealers Association of Canada.

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

We have historically earned a substantial portion of our commissions and overall revenues from broker-dealer clients that are (or whose affiliates are) our stockholders. The percentage of our revenues derived from our broker-clients that are also our stockholders has been declining. For the year ended December 31, 2006, the percentage decreased to 46.0% from 49.7% for the year ended December 31, 2005. Affiliates of most of our broker-dealer clients are also among our institutional investor clients. A table detailing the amount of revenues generated by the nine broker-dealer clients that were also stockholders as of January 1, 2006 (ABN AMRO, Banc of America Securities, Bear Stearns, BNP Paribas, Credit Suisse, Deutsche Bank Securities, JPMorgan, Lehman Brothers and

UBS), and their respective affiliates, as well as the corresponding percentage of total revenues, is provided below for the years ended December 31, 2006, 2005 and 2004:

	Year Ended December 31,
	2006	2005	2004
	($ in thousands)

Total revenues generated by Stockholder Broker-Dealer Clients and their respective affiliates
Commissions	$35,626	$36,588	$39,307
Information and user access fees	1,177	1,052	461
Investment income	1,007	796	380
Other	510	607	515

Total revenues generated by Stockholder Broker-Dealer Clients and their respective affiliates	$38,320	$39,043	$40,663

Percentage of total revenues generated by Stockholder Broker-Dealer Clients and their respective affiliates
Commissions	49.9%	54.7%	57.7%
Information and user access fees	21.5%	23.7%	17.0%
Investment income	21.9%	25.2%	43.1%
Other	53.8%	57.3%	58.1%
Percentage of total revenues generated by Stockholder Broker-Dealer Clients and their respective affiliates	46.0%	49.7%	53.6%

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

U.S. High-Grade Corporate Bonds  On June 1, 2005, we introduced a new fee plan primarily for secondary market transactions in U.S. high-grade corporate bonds executed on our institutional client to multi-dealer electronic trading platform. Most of our U.S. high-grade broker-dealer clients signed new two-year agreements in 2005. The agreements incorporate higher fixed monthly fees and lower variable fees for our broker-dealer clients than the previous U.S. high-grade corporate transaction fee plans and incorporate volume incentives to our broker-dealer clients that are designed to increase the volume of transactions effected on our platform. Under the fee plan, we electronically add the variable fee to the spread quoted by the broker-dealer client but do not charge for inquiries that an institutional investor client sends to a single broker-dealer client. The combination of higher fixed and lower variable fees in the plan results in higher revenue to us at lower volume levels but will limit revenue growth in the future for U.S. high-grade corporate bond trading as volume levels increase. For trades on our DealerAxess® dealer-to-dealer electronic trading platform, we charge a fee to the broker-dealer client involved in the transaction that is based on the size of the transaction and the maturity of the bond traded. Monthly minimum fees apply to certain dealers participating on the DealerAxess® platform in their first year of trading, which are due to expire in July 2007.

European High-Grade Corporate Bonds  For European high-grade corporate bond trades, broker-dealer transaction fees vary based on the type of bond traded. Different fee schedules apply to fixed rate and floating rate bonds. Within the schedule for fixed rate bonds, the fee varies depending on whether the bond is a corporate or a sovereign issue. For corporate bonds, the fee also varies depending on the maturity of the issue. This fee schedule applies a tiered fee structure, which reduces the fee per trade upon the attainment of certain specified amounts of monthly commissions generated by a particular broker-dealer and does not carry a fixed monthly fee or fee cap.

Other Commissions  Commissions for other bond trades generally vary based on the type and the maturity of the bond traded. Factors that we consider when setting commission rates include those charged by inter-dealer brokers in the respective markets, average bid-offer spreads in the products we serve and transaction costs through alternative channels including the telephone. For credit default swap index trades we charge commissions to both broker-dealer and institutional investor clients calculated as a percentage of the notional volume of transactions traded. Broker-dealer clients are able to select between standard fee schedules that contain monthly minimum commissions and, in some cases, monthly fee caps.

We anticipate that some reduction in average fees per million may occur in the future. Consequently, past trends in commissions are not necessarily indicative of future commissions.

Other Revenue Trends

In addition to the commissions discussed above, we earn revenue from certain fees paid by institutional investor and broker-dealer clients, from license fees and from income on investments.

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

Investment Income  Investment income consists of income earned on our investments. In November 2006, we commenced a $40 million share repurchase program. Investment income will decline as we use our cash to purchase our common stock under the share repurchase program.

Other  Other revenues consist of telecommunications line charges to broker-dealer clients and other miscellaneous revenues.

Expense Trends

In the normal course of business, we incur the following expenses:

Employee Compensation and Benefits  Employee compensation and benefits is our most significant expense and includes employee salaries, stock compensation costs, other incentive compensation, employee benefits and payroll taxes. Effective January 1, 2006, we adopted SFAS 123R, which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees based on estimated fair values.

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

Warrant-related expense  Warrant-related expense is the expense associated with the allocation of shares of our common stock issuable pursuant to warrants issued to six of our broker-dealer clients at the time they made an equity investment in us. The warrant program was put in place in April 2000 and was designed to motivate broker-dealers to trade on our platform. The final share allocations under the warrant program occurred on March 1, 2004. Accordingly, we no longer record any expense related to this program.

Marketing and Advertising  Marketing and advertising expense consists primarily of print and other advertising expenses we incur to promote our products and services. This expense also includes costs associated with attending or exhibiting at industry-sponsored seminars, conferences and conventions, and travel and entertainment expenses incurred by our sales force to promote our trading platform and information services.

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

We anticipate expense growth in the future, primarily due to investment in new products, notably in employee compensation and benefits, professional and consulting fees, and general and administrative expense, but we believe that operating leverage can be achieved by increasing volumes in existing products and adding new products without substantial additions to our infrastructure.

Critical Accounting Policies

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

Use of Estimates

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

Allowance for Doubtful Accounts

We continually monitor collections and payments from our customers and maintain an allowance for doubtful accounts. The allowance for doubtful accounts is based upon the historical collection experience and specific collection issues that have been identified. Additions to the allowance for doubtful accounts are charged to Bad debt expense, which is included in General and administrative expense in our Consolidated Statements of Operations.

Software Development Costs

In accordance with Statement of Position No. 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use,” we capitalize certain costs associated with the development of internal use software at the point at which the conceptual formulation, design and testing of possible software project alternatives have been completed. We capitalize employee compensation and related benefits and third party consulting costs incurred during the preliminary software project stage. Once the product is ready for its intended use, such costs are amortized on a straight-line basis over three years. We review the amounts capitalized for impairment whenever events or changes in circumstances indicate that the carrying amounts of the assets may not be recoverable.

Revenue Recognition

The majority of our revenues are derived from commissions for trades executed on its platform that are billed to our broker-dealer clients on a monthly basis. Commissions are generally calculated as a percentage of the notional dollar volume of bonds traded on the platform and vary based on the type and maturity of the bond traded. Under the our transaction fee plans, bonds that are more actively traded or that have shorter maturities are generally charged lower commissions, while bonds that are less actively traded or that have longer maturities generally command higher commissions.

We also derive revenues from information and user access fees, license fees, investment income and other income.

We enter into agreements with our broker-dealer clients pursuant to which we provide access to our platform through a non-exclusive and non-transferable license. Broker-dealer clients, other than those that previously made equity investments in us, generally pay an initial license fee, which is typically due and payable upon execution of the broker-dealer agreement. The initial license fee varies by agreement and at a minimum is intended to cover the initial set-up costs incurred to enable a broker-dealer to begin using our electronic trading platform. Revenue is recognized in the first three months of the agreement in the estimated amount of the set-up costs incurred (50% in the first month, 40% in the second month and 10% in the third month), and the remaining amount is deferred and recognized ratably over the initial term of the agreement, which is generally three years. We anticipate that license fees will be a less material source of revenues on a going-forward basis.

Stock-Based Employee Compensation

Prior to January 1, 2006 we have accounted for stock-based employee compensation plans in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), as permitted by SFAS No. 123. In accordance with APB 25, compensation expense is recognized for stock awards that have intrinsic value on the date of grant. Unearned compensation is amortized and charged to income over the vesting schedule. Our employee option grants usually vest over a three-year period from the date of issuance.

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

We adopted SFAS 123R using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006. In accordance with the modified prospective transition method, our Consolidated Financial Statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123R.

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

Stock Repurchase Program

On October 26, 2006, our Board of Directors authorized a stock repurchase program for up to $40 million of the our common stock. We intend to repurchase the shares in the open market or privately negotiated transactions, at times and prices considered appropriate by us. Shares repurchased under the program will be held in treasury for future use. As of December 31, 2006, we had repurchased 190,500 shares at a purchase price of $2.7 million. Through March 9, 2007, a total of 1,475,756 shares had been repurchased at a cost of $19.4 million.

Results of Operations

The following table presents our consolidated operating results expressed in U.S. dollars and as a percentage of total revenues for each of the years presented:

	Year Ended December 31,
	2006		2005		2004
	$	% of Revenues	$	% of Revenues	$	% of Revenues
	($ in thousands)

Revenues
Commissions
U.S. high-grade	$47,752	57.3%	$45,615	58.1%	$45,465	60.00%
European high-grade	15,368	18.4	14,078	17.9	15,142	20.00
Other	8,310	10.0	7,225	9.2	7,565	10.00

Total commissions	71,430	85.7	66,918	85.2	68,172	90.0
Information and user access fees	5,477	6.6	4,435	5.6	2,713	3.6
License fees	866	1.0	2,988	3.8	3,143	4.1
Interest income	4,595	5.5	3,160	4.0	882	1.2
Other	948	1.2	1,059	1.4	887	1.1

Total revenues	83,316	100.0	78,560	100.0	75,797	100.0

Expenses
Employee compensation and benefits	42,078	50.5	35,445	45.1	33,146	43.7
Depreciation and amortization	6,728	8.1	5,649	7.2	3,468	4.6
Technology and communications	7,704	9.2	7,401	9.4	6,402	8.5
Professional and consulting fees	8,072	9.8	9,355	11.9	4,908	6.5
Warrant-related expense	—	—	—	—	2,524	3.3
Marketing and advertising	1,769	2.1	2,581	3.3	2,530	3.3
Moneyline revenue share	—	—	(50)	—	1,240	1.6
General and administrative	8,361	10.0	6,618	8.4	4,263	5.6

Total expenses	74,712	89.7	66,999	85.3	58,481	77.1

Income before taxes	8,604	10.3	11,561	14.7	17,316	22.9
Provision (benefit) for income tax	3,183	3.8	3,419	4.3	(40,271)	(53.1)

Net income	$5,421	6.5%	$8,142	10.4%	$57,587	76.0%

Our trading volume for each of the years presented was as follows:

	Year Ended December 31,
	2006	2005	2004

Trading Volume Data (in billions)
U.S. high-grade — multi dealer	$176.4	$170.1	$183.5
U.S. high-grade — single dealer	19.0	7.5	—

Total U.S. high-grade	195.4	177.6	183.5
European high-grade	87.6	73.4	76.5
Other	56.6	48.2	38.1

Total	$339.6	$299.2	$298.1

Number of U.S. Trading Days	249	250	250
Number of U.K. Trading Days	251	253	250

For volume reporting purposes, transactions in foreign currencies are converted to U.S. dollars at the exchange rate prevailing on the day the transactions were executed.

Single-dealer inquiries represent U.S. high-grade trades on which no fees were charged in accordance with the U.S. high-grade corporate bond fee plan that went into effect on June 1, 2005.

Credit default swap trading volume data are included in Other.

Trading volume data related to DealerAxess® bond trading between broker-dealer clients are included in either U.S. high-grade or Other trading volumes, as appropriate.

Our active institutional investor clients and our broker-dealer clients for each of the years presented were as follows:

	Year Ended December 31,
	2006	2005	2004

Institutional Investor Clients:
U.S.	460	432	363
Europe	229	225	176

Total	689	657	539

Broker-Dealer Clients	25	25	22

Year Ended December 31, 2006 Compared to Year Ended December 31, 2005

Overview

Total revenues increased by $4.8 million or 6.1% to $83.3 million for the year ended December 31, 2006 from $78.6 million for the year ended December 31, 2005. This increase in total revenues was primarily due to increases in total commissions of $4.5 million, investment income of $1.4 million and information and user access fees of $1.0 million, offset in part by a decrease of $2.1 million in license fees.

Total expenses increased by $7.7 million or 11.5% to $74.7 million for the year ended December 31, 2006 from $67.0 million for the year ended December 31, 2005. This increase was primarily due to increases of $6.6 million in employee compensation and benefits, $1.7 million in general and administrative expense, $1.1 million in depreciation and amortization and $0.3 million in technology and communications. These increases were offset by decreases in professional and consulting fees of $1.3 million and in marketing and advertising of $0.8 million. Excluding the impact of the incremental non-cash SFAS 123R stock option expense of $3.2 million, total expenses for the year ended December 31, 2006 increased by $4.5 million or 6.7%, to $71.5 million from $67.0 million for the year ended December 31, 2005.

For the year ended December 31, 2006, Income before taxes, which includes the incremental non-cash impact of SFAS 123R stock option expense, decreased by $3.0 million or 25.6% to $8.6 million compared to Income before taxes of $11.6 million for the year ended December 31, 2005. Net income decreased by $2.7 million or 33.4% to $5.4 million compared to Net income of $8.1 million for the year ended December 31, 2005.

Revenues

Our revenues and percentage of revenues for the years ended December 31, 2006 and 2005, and the resulting dollar and percentage changes, are as follows:

	Year Ended December 31,
	2006		2005
		% of		% of	$
	$	Revenues	$	Revenues	Change	% Change
	($ in thousands)

Revenues
Commissions
U.S. high-grade	$47,752	57.3%	$45,615	58.1%	$2,137	4.7%
European high-grade	15,368	18.4	14,078	17.9	1,290	9.2
Other	8,310	10.0	7,225	9.2	1,085	15.0

Total commissions	71,430	85.7	66,918	85.2	4,512	6.7
Information and user access fees	5,477	6.6	4,435	5.6	1,042	23.5
License fees	866	1.0	2,988	3.8	(2,122)	(71.0)
Investment income	4,595	5.5	3,160	4.0	1,435	45.4
Other	948	1.2	1,059	1.4	(111)	(10.5)

Total revenues	$83,316	100.0%	$78,560	100.0%	$4,756	6.1%

Commissions.  Total commissions increased by $4.5 million or 6.7% to $71.4 million for the year ended December 31, 2006 from $66.9 million for 2005. The following table shows the extent to which the increase in commissions for the year ended December 31, 2006 was attributable to transaction volumes, fixed monthly distribution and DealerAxess® minimum fees as well as the average level of variable transaction fees:

	Change from Prior Year Ended
	December 31, 2005
	U.S.	European
	High-Grade	High-Grade	Other	Total
	(In thousands)

Volume increases	$2,096	$2,741	$1,265	$6,102
Fixed monthly distribution and DealerAxess® minimum fees	8,018	—	—	8,018
Average variable transaction fee decreases	(7,977)	(1,451)	(180)	(9,608)

Total commissions increase	$2,137	$1,290	$1,085	$4,512

Our average fees per million traded for the years ended December 31, 2006 and 2005 were as follows:

	Year Ended December 31,
	2006	2005

Average Fee Per Million Traded
U.S. high-grade	$244	$257
European high-grade	$175	$192
Other	$147	$150
All Products	$210	$224

The U.S. high-grade average fee per million is calculated for each period presented using both the variable transaction fees and the fixed monthly fees paid by our broker-dealer clients.

The average U.S. high-grade fee per million decreased due to the introduction in June 2005 of our new fee plan, which has higher fixed monthly distribution fees and lower transaction fees, resulting in lower average fees per million at higher trading volumes, as well as the shorter maturity of trades executed on the platform. This has been partially offset by the introduction of bond trading between broker-dealer clients through our DealerAxess® product in June 2006. The fixed monthly U.S. high-grade fixed distribution fees and the DealerAxess® monthly minimum fees were $32.6 million for the year ended December 31, 2006, compared to $24.6 million for the year ended December 31, 2005.

The decrease in the average European high-grade fee per million from 2005 to 2006 resulted from higher trading volumes in floating-rate notes, which have lower fees per million. The decrease in the average Other fees per million resulted primarily from a change in the mix of business.

Information and User Access Fees.  Information and user access fees increased by $1.0 million or 23.5% to $5.5 million for the year ended December 31, 2006 from $4.4 million for the year ended December 31, 2005. This increase was primarily due to an increase in the number of subscribers to our Corporate BondTicker service from 2,942 for the year ended December 31, 2005 to 4,629 for the year ended December 31, 2006.

License Fees.  License fees decreased by $2.1 million or 71.0% to $0.9 million for the year ended December 31, 2006 from $3.0 million for the year ended December 31, 2005. This decrease was attributable to a decline in the amortization of previously received license fees. We anticipate that license fees will be a less material source of revenues for us on a going-forward basis.

Investment Income.  Investment income increased by $1.4 million or 45.4% to $4.6 million for the year ended December 31, 2006 from $3.2 million for the year ended December 31, 2005. This increase was primarily due to higher Cash and cash equivalents and Securities available-for-sale balances and a rise in interest rates during the year ended December 31, 2006 as compared to the year ended December 31, 2005.

Other.  Other revenues decreased by $0.1 million or 10.5% to $0.9 million for the year ended December 31, 2006 from $1.1 million for the comparable period in 2005.

Expenses

Our expenses and percentage of revenues for the years ended December 31, 2006 and 2005, and the resulting dollar and percentage changes, are as follows:

	Year Ended December 31,
	2006		2005
		% of		% of
	$	Revenues	$	Revenues	$ Change	% Change
	($ in thousands)

Expenses
Employee compensation and benefits	$42,078	50.5%	$35,445	45.1%	$6,633	18.7%
Depreciation and amortization	6,728	8.1	5,649	7.2	1,079	19.1
Technology and communications	7,704	9.2	7,401	9.4	303	4.1
Professional and consulting fees	8,072	9.8	9,355	11.9	(1,283)	(13.7)
Marketing and advertising	1,769	2.1	2,581	3.3	(812)	(31.5)
Moneyline revenue share	—	—	(50)	—	50	—
General and administrative	8,361	10.0	6,618	8.4	1,743	26.3

Total expenses	$74,712	89.7%	$66,999	85.3%	$7,713	11.5%

Employee Compensation and Benefits.  Employee compensation and benefits increased by $6.6 million or 18.7% to $42.1 million for the year ended December 31, 2006 from $35.4 million for the year ended December 31 2005. This increase was primarily attributable to incremental stock option compensation costs of $3.2 million due to the adoption of SFAS 123R effective January 1, 2006, higher salary expense of $2.0 million, employee severance costs of $1.7 million and other stock compensation costs of $0.6 million, offset by a reduction in employee benefits and payroll taxes of $0.5 million and lower incentive compensation costs of $0.4 million. The total number of employees decreased to 176 as of December 31, 2006 from 182 as of December 31, 2005. As a percentage of total revenues, employee compensation and benefits expense increased to 50.5% for the year ended December 31, 2006 from 45.1% for the year ended December 31, 2005.

Depreciation and Amortization.  Depreciation and amortization expense increased by $1.1 million or 19.1% to $6.7 million for the year ended December 31, 2006 from $5.6 million for the year ended December 31, 2005. This increase was attributable to increased amortization of capitalized software development costs for our credit default swap and DealerAxessproducts. For the year ended December 31, 2006, we capitalized $4.1 million of software development costs and $2.7 million of computer and related equipment purchases.

Technology and Communications.  Technology and communications expense increased by $0.3 million or 4.1% to $7.7 million for the year ended December 31, 2006 from $7.4 million for the year ended December 31, 2005. This increase was attributable to increased cost relating to the purchase of market data.

Professional and Consulting Fees.  Professional and consulting fees decreased by $1.3 million or 13.7% to $8.1 million for the year ended December 31, 2006 from $9.4 million for the year ended December 31, 2005. This decrease was primarily due to $0.9 million in recruiting fees and $0.8 million in information technology consulting costs.

Marketing and Advertising.  Marketing and advertising expense decreased by $0.8 million or 31.5% to $1.8 million for the year ended December 31, 2006 from $2.6 million for the year ended December 31, 2005. This decrease was primarily due to a reduction in advertising expenditures of $0.7 million.

General and Administrative.  General and administrative expense increased by $1.7 million or 26.3% to $8.4 million for the year ended December 31, 2006 from $6.6 million for the comparable period in 2005. This increase was primarily due to increases in franchise and sales taxes of $0.7 million, occupancy costs of $0.6 million, provision for bad debts of $0.2 million and $0.2 million in foreign currency translation losses.

Provision for Income Tax

For the year ended December 31, 2006, we recorded an income tax provision of $3.2 million. The provision consists principally of $1.8 million in federal taxes, $1.1 million in state and local taxes and $0.3 million in foreign taxes. For the year ended December 31, 2005, we recorded an income tax provision of $3.4 million. The provision consists principally of $1.6 million in federal taxes, $1.0 million in state and local taxes and $0.8 million in foreign taxes. For the years ended December 31, 2006 and 2005, with the exception of the payment of certain state and local taxes, the provision for income taxes was a non-cash expense since we had available net operating loss carryforwards and tax credits to offset the cash payment of taxes.

Our consolidated effective tax rate for the year ended December 31, 2006 was 37.0% and for the year ended December 31, 2005 was 29.6%. The 2005 tax provision included a $2.9 million reduction in our valuation allowance against the deferred tax asset. Our consolidated effective tax rate can vary from period to period depending on, among other factors, the geographic and business mix of our earnings.

As of December 31, 2006, we had net operating loss and tax credit carryforwards for income tax purposes of $101.6 million. We have recorded a valuation allowance of $14.8 million against the gross deferred tax assets of $56.6 million arising from the net operating loss carryforwards and temporary differences relating to the deductibility of certain expenses for book and tax purposes. This valuation allowance was deemed appropriate due to available evidence indicating that some of the deferred tax assets might not be realized in future years.

Year Ended December 31, 2005 Compared to Year Ended December 31, 2004

Overview

Total revenues increased by $2.8 million or 3.6% to $78.6 million for the year ended December 31, 2005 from $75.8 million for the year ended December 31, 2004. This increase in total revenues was primarily due to an increase in interest income of $2.3 million and information and user access fees of $1.7 million, offset in part by a decrease of $1.3 million in total commissions.

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

During the year ended December 31, 2005, we reduced the valuation allowance against the deferred tax assets by $2.9 million to $15.2 million based on management’s assessment of the factors impacting the valuation allowance previously recorded. In addition, we adjusted the income tax rate used for recording the deferred tax assets, resulting in a decrease in the deferred tax assets and an increase in tax expense of $1.8 million. Without giving effect to the adjustment to the income tax rate used for recognizing the deferred tax assets and the reduction in the valuation allowance against the deferred tax assets, our net income for the year ended December 31, 2005 would have been $7.0 million.

Revenues

Our revenues and percentage of revenues for the years ended December 31, 2005 and 2004, and the resulting dollar and percentage changes, are as follows:

	Year Ended December 31,
	2005		2004
		% of		% of
	$	Revenues	$	Revenues	$ Change	% Change
	($ in thousands)

Revenues
Commissions
U.S. high-grade	$45,615	58.1%	$45,465	60.0%	$150	0.3%
European high-grade	14,078	17.9	15,142	20.0	(1,064)	(7.0)
Other	7,225	9.2	7,565	10.0	(340)	(4.5)

Total commissions	66,918	85.2	68,172	90.0	(1,254)	(1.8)
Information and user access fees	4,435	5.6	2,713	3.6	1,722	63.5
License fees	2,988	3.8	3,143	4.1	(155)	(4.9)
Investment income	3,160	4.0	882	1.2	2,278	258.3
Other	1,059	1.4	887	1.1	172	19.4

Total revenues	$78,560	100.0%	$75,797	100.0%	$2,763	3.6%

Commissions.  Total commissions decreased by $1.3 million or 1.8% to $66.9 million for the year ended December 31, 2005 from $68.2 million for the comparable period in 2004. The following table shows the extent to which the decrease in commissions for the year ended December 31, 2005 was attributable to transaction volumes, fixed monthly distribution fees and the average level of variable transaction fees:

	Change from Prior Year
	Ended December 31, 2004
	U.S.	European
	High-Grade	High-Grade	Other	Total
	(In thousands)

Volume increases / (decreases)	$(855)	$(622)	$1,999	$522
Fixed monthly distribution fees	6,100	—	—	6,100
Average variable transaction fee decreases	(5,095)	(442)	(2,339)	(7,876)

Total commissions increase	$150	$(1,064)	$(340)	$(1,254)

Our average fees per million traded for the years ended December 31, 2005 and 2004 were as follows:

	Year Ended December 31,
	2005	2004

Average Fee Per Million Traded
U.S. high-grade	$257	$248
European high-grade	$192	$198
Other	$150	$199
All Products	$224	$229

The U.S. high-grade average fee per million is calculated for each period presented using both the variable transaction fees and the fixed monthly fees paid by our broker-dealer clients.

The average U.S. high-grade fee per million increased due to the introduction in June 2005 of our new fee plan, which has higher fixed monthly distribution fees. The fixed monthly U.S. high-grade fixed distribution fees were $24.6 million for the year ended December 31, 2005 compared to $18.5 million for the year ended December 31, 2004.

The decrease in the average European high-grade and Other fees per million resulted primarily from a change in the mix of business.

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

Investment Income.  Interest income increased by $2.3 million or 258.3% to $3.2 million for the year ended December 31, 2005 from $0.9 million for the comparable period in 2004. This increase was primarily due to higher Cash and cash equivalents and Securities available-for-sale balances during the year ended December 31, 2005 as compared to the year ended December 31, 2004.

Other.  Other revenues increased by $0.2 million or 19.4% to $1.1 million for the year ended December 31, 2005 from $0.9 million for the comparable period in 2004. This increase was primarily due to a financial statement reclassification to recognize as revenue the gross telecommunication line fees paid by broker-dealer clients.

Expenses

Our expenses and percentage of revenues for the years ended December 31, 2005 and 2004, and the resulting dollar and percentage changes, are as follows:

	Year Ended December 31,
	2005		2004
		% of		% of
	$	Revenues	$	Revenues	$ Change	% Change
	($ in thousands)

Expenses
Employee compensation and benefits	$35,445	45.1%	$33,146	43.7%	$2,299	6.9%
Depreciation and amortization	5,649	7.2	3,468	4.6	2,181	62.9
Technology and communications	7,401	9.4	6,402	8.5	999	15.6
Professional and consulting fees	9,355	11.9	4,908	6.5	4,447	90.6
Warrant-related expense	—	—	2,524	3.3	(2,524)	(100.0)
Marketing and advertising	2,581	3.3	2,530	3.3	51	2.0
Moneyline revenue share	(50)	—	1,240	1.6	(1,290)	(104.0)
General and administrative	6,618	8.4	4,263	5.6	2,355	55.2

Total expenses	$66,999	85.3%	58,481	77.1%	$8,518	14.6%

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

Depreciation and Amortization.  Depreciation and amortization expense increased by $2.2 million or 62.9% to $5.6 million for the year ended December 31, 2005 from $3.5 million for the year ended December 31, 2004. For the year ended December 31, 2005, we capitalized $3.4 million of software development costs and $1.4 million of computer and related equipment purchases. During 2004, we purchased $2.8 million of computer and related equipment for our new disaster recovery facility, which went into production in May 2005, causing our depreciation expense to increase in 2005. In November 2004, we determined that our trading platform software developed by us with input from Moneyline, a stockholder, would be retired by March 31, 2005. Therefore, we accelerated depreciation of this software.

Technology and Communications.  Technology and communications expense increased by $1.0 million or 15.6% to $7.4 million for the year ended December 31, 2005 from $6.4 million for the year ended December 31, 2004. This increase was attributable to increased costs relating to the purchase of market data, production telecommunications and software maintenance.

Professional and Consulting Fees.  Professional and consulting fees increased by $4.4 million or 90.6% to $9.4 million for the year ended December 31, 2005 from $4.9 million for the year ended December 31, 2004. This increase was primarily due to additional audit and tax, legal, insurance and investor relations expenses associated with being a public company, and increased consulting and recruiting fees.

Marketing and Advertising.  Marketing and advertising expense increased by $51 thousand or 2.0% to $2.6 million for the year ended December 31, 2005 from $2.5 million for the year ended December 31, 2004. This increase was primarily due to expenses we incurred for print and other advertising used to promote our electronic trading platform.

Moneyline Revenue Share.  Moneyline revenue share expense decreased by $1.3 million or 104.0% to a benefit of $50 thousand from $1.2 million for the year ended December 31, 2005 due to termination of the Moneyline revenue share agreement and reversal of a prior period over-accrual in the first quarter of 2005.

General and Administrative.  General and administrative expense increased by $2.4 million or 55.2% to $6.6 million for the year ended December 31, 2005 from $4.3 million for the comparable period in 2004. This increase was due to a number of factors, including increases in rent, board of directors’ costs, travel and entertainment, value-added tax and charitable contributions.

Provision for Income Tax

For the year ended December 31, 2005, we recorded an income tax provision of $3.4 million. The provision consisted principally of $1.6 million in federal taxes, $1.0 million in state and local taxes and $0.8 million in foreign taxes. With the exception of the payment of certain state and local taxes, the provision for income taxes was a non-cash expense since we had available net operating loss carryforwards and tax credits to offset the cash payment of taxes.

For the year ended December 31, 2004, we recorded a net income tax benefit of $40.3 million. The benefit consisted of a reduction in the valuation allowance relating to our deferred tax assets of $46.1 million, the recognition of $2.1 million in tax credits and an additional tax benefit for operating losses of $1.5 million. This was offset with a charge of $9.4 million, which includes federal, state and local and foreign taxes.

Our consolidated effective tax rate for the year ended December 31, 2005 was 29.6%. Our consolidated effective tax rate can vary from period to period depending on, among other factors, the geographic and business mix of our earnings.

As of December 31, 2005, we had net operating loss carryforwards for income tax purposes of $104.1 million. We recorded a valuation allowance of $15.2 million against the gross deferred tax assets of $57.9 million arising from the net operating loss carryforwards and temporary differences relating to the deductibility of certain expenses for book and tax purposes. This valuation allowance was deemed appropriate due to available evidence indicating that some of the deferred tax assets might not be realized in future years.

Quarterly Results of Operations

Our quarterly results have varied significantly as a result of:

•	changes in trading volume due to market conditions, a decrease in the number of trading days in certain quarters, and seasonality effects caused by slow-downs in trading activity during certain periods;

•	increases in the number of broker-dealers and institutional investors using our trading platform as well as increased usage by existing clients;

•	expansion of the products we offer to our clients; and

•	variance in our expenses.

The following table sets forth certain consolidated quarterly income statement data for the eight quarters ended December 31, 2006. In our opinion, this unaudited information has been prepared on a basis consistent with our annual financial statements and includes all adjustments (consisting only of normal recurring adjustments) necessary for a fair statement of the unaudited quarterly data. This information should be read in conjunction with our Consolidated Financial Statements and related Notes included in this Annual Report on Form 10-K. The results of operations for any quarter are not necessarily indicative of results that we may achieve for any subsequent periods.

	Three Months Ended
	March 31,	June 30,	Sept 30,	Dec 31,	March 31,	June 30,	Sept 30,	Dec 31,
	2005	2005	2005	2005	2006	2006	2006	2006
	(In thousands)
	(Unaudited)

Revenues
Commissions
U.S. high-grade(1)	$12,518	$11,562	$10,820	$10,715	$11,029	$10,975	$12,250	$13,498
European high-grade(2)	4,401	3,336	3,132	3,209	4,338	4,089	3,290	3,651
Other(3)	1,734	1,828	1,837	1,826	2,120	2,194	2,057	1,939

Total commissions	18,653	16,726	15,789	15,750	17,487	17,258	17,597	19,088
Information and user access fees(4)	1,035	1,004	1,165	1,231	1,359	1,323	1,426	1,369
License fees	780	491	1,032	685	281	214	247	124
Interest income(5)	600	777	828	955	962	1,084	1,266	1,283
Other(6)	240	284	274	261	251	243	238	216

Total revenues	21,308	19,282	19,088	18,882	20,340	20,122	20,774	22,080

Expenses
Employee compensation and benefits	9,244	8,673	9,030	8,498	10,283	10,498	10,483	10,814
Depreciation and amortization	1,225	1,424	1,525	1,475	1,685	1,637	1,703	1,703
Technology and communications	1,625	1,823	1,952	2,001	2,052	1,791	1,956	1,905
Professional and consulting fees	1,894	2,735	2,423	2,303	2,551	2,488	1,883	1,150
Marketing and advertising	693	589	503	796	378	477	338	576
Moneyline revenue share	(50)	—	—	—	—	—	—	—
General and administrative	1,304	1,223	1,914	2,177	1,992	1,845	2,181	2,343

Total expenses	15,935	16,467	17,347	17,250	18,941	18,736	18,544	18,491

Income before taxes	5,373	2,815	1,741	1,632	1,399	1,386	2,230	3,589
Provision (benefit) for income tax(7)	2,316	991	570	(458)	313	586	933	1,351

Net income	$3,057	$1,824	$1,171	$2,090	$1,086	$800	$1,297	$2,238

(1)	Of these amounts, $7,140, $6,499, $5,434, $5,440, $5,553, $5,417, $6,064 and $6,667, respectively, were from related parties.

(2)	Of these amounts, $2,386, $1,776, $1,424, $1,461, $1,878, $1,778, $1,401 and $1,573, respectively, were from related parties.

(3)	Of these amounts, $1,165, $1,342, $1,249, $1,271, $1,338, $1,447, $1,285 and $1,175, respectively, were from related parties.

(4)	Of these amounts, $212, $227, $241, $372, $270, $338, $290 and $279, respectively, were from related parties.

(5)	Of these amounts, $201, $170, $167, $258, $214, $279,$227 and $287, respectively, were from related parties.

(6)	Of these amounts, $141, $170, $156, $140, $134, $130, $125 and $121, respectively, were from related parties.

(7)	During the three months ended December 31, 2005, we reduced the valuation allowance by $2.9 million to $15.2 million based on management’s current assessment of the factors impacting the valuation allowance previously recorded. Such factors include management’s expectation of continuing future profitable operations and judgment concerning future utilization of certain net operating losses that are subject to Section 382 limitations prior to their expiration. In addition, we adjusted the income tax rate used for recording the deferred tax assets, resulting in a decrease in the deferred tax assets and an increase in tax expense of $1.8 million. Without giving effect to the adjustment to the income tax rate used for recognizing the deferred tax assets and the reduction in the valuation allowance against the deferred tax assets, our net income for the three months ended December 31, 2005 would have been $1.0 million.

The following tables set forth trading volume and average fee per million traded for the eight quarters ended December 31, 2006.

	Three Months Ended
	March 31,	June 30,	Sept 30,	Dec 31,	March 31,	June 30,	Sept 30,	Dec 31,
	2005	2005	2005	2005	2006	2006	2006	2006

Trading Volume Data (in billions)
U.S. high-grade — multi dealer	$54.8	$43.8	$35.7	$35.9	$40.6	$39.1	$44.6	$52.1
U.S. high-grade — single dealer	—	0.9	3.3	3.3	5.3	4.1	5.1	4.5

Total U.S. high-grade	54.8	44.7	39.0	39.2	45.9	43.2	49.7	56.6
European high-grade	22.9	17.0	16.3	17.3	24.0	22.8	18.7	22.1
Other	11.5	10.5	13.3	12.9	14.6	13.4	15.3	13.3

Total	$89.2	$72.2	$68.6	$69.4	$84.5	$79.4	$83.7	$92.0

	Three Months Ended
	March 31,	June 30,	Sept 30,	Dec 31,	March 31,	June 30,	Sept 30,	Dec 31,
	2005	2005	2005	2005	2006	2006	2006	2006

Average Fee Per Million Traded:
U.S. high-grade	$229	$259	$277	$273	$240	$254	$246	$239
European high-grade	$192	$197	$192	$186	$181	$179	$176	$165
Other	$150	$175	$138	$142	$145	$164	$135	$145
All Products	$209	$232	$230	$227	$207	$217	$210	$208
Number of U.S. trading days	61	64	64	61	62	62	63	62
Number of U.K. trading days	62	63	65	63	64	60	64	63

On a quarterly basis, our commission revenues have fluctuated primarily as a result of changes in the overall volumes in the markets in which we operate as well as our share of those volumes. U.S. high-grade volume in 2006 increased by $17.8 billion or 10.0% when compared to 2005.

European high-grade trading volume increased by $14.3 billion or 19.4% between 2005 and 2006 as a result of increased volume traded by existing clients on the platform.

Other trading volume increased by $8.4 billion or 17.5%, primarily as a result of an increase in the volume of agency bonds traded, partially offset by a decline in new issue transactions.

Liquidity and Capital Resources

Since our inception, we have met our funding requirements through the issuance of our preferred stock, internally generated funds and our initial public offering in November 2004. Cash and cash equivalents, Short-term investments and Securities-available-for-sale totaled $103.4 million at December 31, 2004, $118.1 million at December 31, 2005 and $131.0 million at December 31, 2006. The changes in the balances were the result of operating cash flow. In January 2005, we invested the net proceeds of our initial public offering in commercial paper, municipal bonds and short-term corporate bonds. To limit our exposure to foreign currency fluctuations from MarketAxess Europe Limited and MarketAxess Leasing Limited, our U.K. subsidiaries, we use foreign currency forward contracts in which we sell Pounds Sterling and buy U.S. dollars for forward settlement.

Current assets consists of Cash and cash equivalents, Short-term investments, Securities provided as collateral, Accounts receivable and Prepaid expenses and other assets. Current assets as a percentage of total assets represented 70.4% at December 31, 2004, 73.4% at December 31, 2005 and 75.6% at December 31, 2006. In addition, our current ratio, which is computed by dividing current assets by current liabilities, was 6.1 at December 31, 2004, 7.1 at December 31, 2005 and 8.1 at December 31, 2006. Current liabilities were comprised of Accrued employee compensation, Deferred revenue, Accounts payable and accrued expenses. We have no long-term or short-term debt and do not maintain bank lines of credit.

On October 26, 2006, our Board of Directors authorized a stock repurchase program for up to $40 million of our common stock. Shares repurchased under the program will be held in treasury for future use. As of December 31, 2006, we had repurchased 190,500 shares at a purchase price of $2.7 million. Through March 9, 2007, a total of 1,475,756 shares had been repurchased at a cost of $19.4 million.

Our contingent liabilities and commitments consist of our non-cancelable leases for office space and our foreign exchange forward contracts. As of December 31, 2006, the minimum rentals under our leases, net of sublease income, were as follows:

Minimum
Year Ended December 31,	Rentals
(In thousands)

2007	$2,501
2008	2,509
2009	2,516
2010	1,375
2011	986
2012 and thereafter	3,578

Total	$13,465

A standby letter of credit is used as security for a long-term office space lease and is collateralized by U.S. Treasury securities with a fair value of $3.3 million as of December 31, 2006. U.S. Treasury securities are replaced as they mature to continually collateralize the letter of credit.

Our cash flows were as follows for the years presented below:

	Year Ended December 31,
	2006	2005	2004
	(In thousands)

Net cash provided by operating activities	$17,101	$16,908	$20,733
Net cash provided by (used in) investing activities	4,231	(59,034)	2,520
Net cash provided by financing activities	2,818	2,709	54,169
Effect of exchange rate changes on cash	(339)	(46)	(361)

Net increase (decrease) for the period	$23,811	$(39,463)	$77,061

Operating Activities

Commissions, information and user access fees, and general operating expenses are the key factors that influence our cash flow. At December 31, 2006, we had Cash and cash equivalents of $82.0 million, an increase of $23.8 million or 40.9% compared to $58.2 million at December 31, 2005. For the year ended, December 31, 2005, Cash and cash equivalents decreased by $39.5 million compared to $97.7 million at December 31, 2004.

As of December 31, 2006, Cash and cash equivalents represented 40.1% of our total assets compared to 30.6% and 55.3% at December 31, 2005 and 2004, respectively. The increase in Cash and cash equivalents in 2006 was due primarily to net cash provided by operations. The decrease in Cash and cash equivalents in 2005 was primarily due to investments in Securities-available-for-sale. The increase of Cash and cash equivalents in 2004 was primarily from the net proceeds of our initial public offering.

Net cash provided by operating activities was $17.1 million, $16.9 million and $20.7 million for the years ended December 31, 2006, 2005 and 2004, respectively.

Cash provided by operating activities of $17.1 million for the year ended December 31, 2006 consisted of net income of $5.4 million, adjusted for non-cash charges, primarily consisting of charges of $6.7 million for depreciation and amortization, $6.4 million related to the issuance of stock options and restricted stock, $0.9 million for deferred taxes and a $0.7 million provision for bad debts. These non-cash charges were offset by an increase in cash used for working capital of $3.0 million.

Cash provided by operating activities of $16.9 million for the year ended December 31, 2005 consisted of net income of $8.1 million, adjusted for non-cash charges, primarily consisting of charges of $4.6 million for depreciation and amortization, $1.9 million related to the issuance of stock options and restricted stock and a $3.0 million charge for deferred taxes. These non-cash charges were offset by an increase in cash used for working capital of $1.7 million.

Cash provided by operating activities of $20.7 million for the year ended December 31, 2004 consisted of net income of $57.6 million, adjusted for non-cash charges, primarily consisting of $40.4 million for deferred taxes, $3.5 million for depreciation and amortization and $2.5 million for warrant-related expense. These non-cash charges were offset by an increase in cash used for working capital of $2.8 million.

Investing Activities

For the years ended December 31, 2006 and 2004, net cash provided by investing activities was $4.2 million and $2.5 million, respectively. Net cash used in investing activities was $59.0 million for the year ended December 31, 2005.

Cash provided by investing activities of $4.2 million for the year ended December 31, 2006 consisted of net proceeds of Securities-available-for-sale of $11.0 million, offset by purchases of furniture, equipment and leasehold improvements of $2.7 million and capitalization of software development costs of $4.1 million.

Cash used in investing activities of $59.0 million for the year ended December 31, 2005 consisted of net purchases of Securities-available-for-sale of $60.0 million, purchases of furniture, equipment and leasehold improvements of $1.4 million and capitalization of software development costs of $3.4 million, offset by maturity of short-term investments of $5.8 million.

Cash provided by investing activities of $2.5 million for the year ended December 31, 2004 consisted of net maturities of short-term investments of $9.8 million, offset by purchases of furniture, equipment and leasehold improvements of $3.4 million, capitalization of software development costs of $3.6 million, and maturities of securities provided as collateral of $0.3 million.

Financing Activities

Net cash provided by financing activities was $2.8 million, $2.7 million and $54.2 million for the years ended December 31, 2006, 2005 and 2004, respectively.

Cash provided by financing activities in 2006 was primarily the result of stock option exercises of $3.8 million and $1.7 million from excess tax benefits from share-based compensation, offset by $2.7 million of treasury stock purchased.

Cash provided by financing activities in 2005 consisted primarily of $2.7 million from the issuance of common stock and the exercise of stock options.

Cash provided by financing activities in 2004 primarily consisted of $53.9 million in proceeds from our initial public offering completed in November 2004.

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

We have two major operating subsidiaries, MarketAxess Corporation and MarketAxess Europe Limited. MarketAxess Corporation is a registered broker-dealer in the U.S. and MarketAxess Europe Limited is a registered alternative trading system in the U.K. As such, they are subject to minimum regulatory capital requirements imposed by their respective market regulators that are intended to ensure general financial soundness and liquidity based on certain minimum capital requirements. The U.S. and the U.K. regulations prohibit a registrant from repaying borrowings from its parent or affiliates, paying cash dividends, making loans to its parent or affiliates or otherwise entering into transactions that result in a significant reduction in its regulatory net capital position without prior notification to or approval from its principal regulator. The capital structures of our subsidiaries are designed to provide each with capital and liquidity consistent with its business and regulatory requirements. As of December 31, 2006, MarketAxess Corporation had net capital of $15.0 million, which was $14.0 million in excess of its required minimum net capital of $1.0 million. MarketAxess Europe Limited had financial resources, as defined by the FSA, of $14.9 million, which was $10.5 million in excess of its required financial resources of $4.4 million.

In June 2006, our U.S. subsidiary, MarketAxess Corporation, commenced operating an anonymous matching service for its broker-dealer clients. MarketAxess Corporation executes trades on a riskless principal basis, which are cleared and settled by an independent clearing broker. The securities clearing agreement that MarketAxess Corporation maintains with the independent clearing broker commenced in December 2004. Under the securities clearing agreement, MarketAxess Corporation maintains a collateral deposit with the clearing broker in the form of cash or U.S. government securities. As of December 31, 2006 and December 31, 2005, the collateral deposit included in Securities and cash provided as collateral on the Consolidated Statements of Financial Condition was $0.5 million. MarketAxess Corporation is exposed to credit risk in the event a contra-party does not fulfill its obligation to complete a transaction. Pursuant to the terms of the securities clearing agreement between MarketAxess Corporation and the independent clearing broker, the clearing broker has the right to charge MarketAxess Corporation for losses resulting from a counterparty’s failure to fulfill its contractual obligations. The losses are not capped at a maximum amount and apply to all trades executed through the clearing broker. At December 31, 2006, MarketAxess Corporation recorded no contingent liabilities with regard to this right. In the ordinary course of business, we enter into contracts that contain a variety of representations, warranties and general indemnifications.

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

Contractual Obligations and Commitments

The following table summarizes our contractual arrangements as of December 31, 2006.

	Payments due by Period
		Less than			More than
	Total	1 year	1-3 years	3-5 years	5 years
	(In thousands)

Operating leases	$13,465	$2,501	$2,509	$2,516	$5,939
Foreign currency forward	17,381	17,381	—	—	—

	$30,846	$19,882	$2,509	$2,516	$5,939

Recent Accounting Pronouncements

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments” (“SFAS 155”). SFAS 155 is an amendment of SFAS No. 133 and SFAS No. 140. SFAS 155 permits companies to elect, on a deal-by-deal basis, to apply a fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation. SFAS 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. We do not expect SFAS 155 to have a material impact on our Consolidated Financial Statements.

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets” (“SFAS 156”). SFAS 156 amends SFAS No. 140. SFAS 156 requires that all separately recognized servicing assets and servicing liabilities be initially measured at fair value. For subsequent measurements, SFAS 156 permits companies to choose between an amortization method or a fair value measurement method for reporting purposes. SFAS 156 is effective as of the beginning of a company’s first fiscal year that begins after September 15, 2006. We do not expect SFAS 156 to have a material impact on our Consolidated Financial Statements.

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 applies to all tax positions accounted for under SFAS 109. A “tax position” includes current or future reductions in taxable income reported or expected to be reported on a tax return. FIN 48 supplements SFAS 109 by defining the confidence level that a tax position must meet in order to be recognized in the financial statements. The interpretation requires that the tax effects of a position be recognized only if it is “more-likely-than-not” (greater than 50% likelihood) to be sustained based solely on its technical merits as of the reporting date. In making this assessment, a company must assume that the taxing authorities will examine the position. We currently use a more stringent “probable” threshold for recognizing uncertain tax positions. FIN 48 is effective as of the beginning of the first fiscal year beginning after December 15, 2006. At adoption, companies must adjust their financial statements to reflect only those tax positions that are more-likely-than-not to be sustained as of the adoption date. The necessary adjustments, if any, should be recorded directly to the beginning balance of retained earnings in the period of adoption and reported as a change in accounting principle. We are currently evaluating the impact of the adoption of FIN 48 on our Consolidated Financial Statements.

In September 2006, the SEC released Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108

requires that public companies utilize a “dual approach” to assess the quantitative effects of financial misstatements. This dual approach includes both an income statement-focused assessment and a balance sheet-focused assessment. The guidance in SAB 108 must be applied to annual financial statements for fiscal years ending after November 15, 2006. Adoption of SAB 108 did not affect our Consolidated Financial Statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value and requires enhanced disclosures about fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. We do not expect SFAS 157 to have a material impact on our Consolidated Financial Statements.

In February 2007, the FASB issued SFAS No. 159, “Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 permits companies to elect to measure eligible financial instruments, commitments and certain other arrangements at fair value at specified election dates with changes in fair value recognized in earnings at each subsequent reporting period. SFAS 159 is effective for fiscal years beginning after November 15, 2007. We do not expect SFAS 159 to have a material impact on our Consolidated Financial Statements.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Market risk is the risk of the loss resulting from adverse changes in market rates and prices, such as interest rates and foreign currency exchange rates.

Market Risk

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

As of December 31, 2006, we had a $49.0 million investment in Securities available-for-sale. Adverse movements, such as a 10% decrease in the securities underlying these positions or a downturn or disruption in the markets for these positions, could result in a substantial loss. In addition, principal gains and losses resulting from theses positions could on occasion have a disproportionate effect, positive or negative, on our financial condition and results of operations for any particular reporting period.

See Item 1A. Risk Factors, “Risks Related to Our Industry — Economic, political and market factors beyond our control could reduce demand for our services and harm our business, and our profitability could suffer.”

Interest Rate Risk

Interest rate risk represents our exposure to interest rate changes with respect to the money market instruments, U.S. Treasury obligations and short-term fixed-income securities in which we invest. As of December 31, 2006, we invested in primarily federal agency issues and municipal securities of $49.0 million. We do not maintain an inventory of bonds that are traded on our platform.

Derivative Risk

Our limited derivative risk stems from our activities in the foreign currency forward contract market. We use this market to mitigate our U.S. dollar versus Pound Sterling exposure that arises from the activities of our U.K. Subsidiaries. As of December 31, 2006, the notional value of our foreign currency forward contracts was $17.4 million. We do not speculate in any derivative instruments.

Credit Risk

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

We are exposed to credit risk in our role as trading counterparty to our broker-dealer clients executing trades on the DealerAxess® platform. We are exposed to the risk that third parties that owe us money, securities or other assets will not perform their obligations. These parties may default on their obligations to us due to bankruptcy, lack of liquidity, operational failure or other reasons. Adverse movements in the prices of securities that are the subject of these transactions can increase our risk. Where the unmatched position or failure to deliver is prolonged, there may also be regulatory capital charges required to be taken by us. The policies and procedures we use to manage this credit risk are new and untested. There can be no assurance that these policies and procedures will effectively mitigate our exposure to credit risk.

Item 8.	Financial Statements and Supplementary Data

MARKETAXESS HOLDINGS INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Management’s Report on Internal Control Over Financial Reporting	74
Audited Consolidated Financial Statements
Report of Independent Registered Public Accounting Firm	75
Consolidated Statements of Financial Condition — As of December 31, 2006 and 2005	77
Consolidated Statements of Operations — For the years ended December 31, 2006, 2005 and 2004	78
Consolidated Statements of Changes in Stockholders’ Equity and Accumulated Other Comprehensive (Loss) — For the years ended December 31, 2006, 2005 and 2004	79
Consolidated Statements of Cash Flows — For the years ended December 31, 2006, 2005 and 2004	80
Notes to Consolidated Financial Statements — As of December 31, 2006 and 2005 and for the years ended December 31, 2006, 2005 and 2004	81

The unaudited supplementary data regarding quarterly results of operations are incorporated by reference to the information set forth in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in the section captioned “Quarterly Results of Operations.”

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management of MarketAxess Holdings Inc. is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The Company’s internal control over financial reporting includes those policies and procedures that:

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework.

Based on our assessment and those criteria, management determined that the Company maintained effective internal control over financial reporting as of December 31, 2006.

Our management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2006 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
MarketAxess Holdings Inc.:

We have completed integrated audits of MarketAxess Holdings Inc.’s 2006 and 2005 consolidated financial statements and of its internal control over financial reporting as of December 31, 2006, and an audit of its December 31, 2004 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of MarketAxess Holdings Inc. and its subsidiaries at December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 10 to the consolidated financial statements, the Company changed the manner in which it accounts for share-based compensation in 2006.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in Management’s Report on Internal Control Over Financial Reporting appearing on page 74, that the Company maintained effective internal control over financial reporting as of December 31, 2006 based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

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

/s/  PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP
New York, New York
February 26, 2007

MARKETAXESS HOLDINGS INC.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	As of December 31,
	2006	2005
	(In thousands, except share and per share amounts)

ASSETS
Cash and cash equivalents	$82,000	$58,189
Securities and cash provided as collateral	3,798	3,799
Securities available-for-sale	49,015	59,956
Accounts receivable, including receivables from related parties of $8,579 and $6,751, respectively, net of allowance of $752 and $438 as of December 31, 2006 and 2005, respectively	17,429	14,796
Furniture, equipment and leasehold improvements, net of accumulated depreciation and amortization	4,304	4,643
Software development costs, net of amortization	6,610	6,199
Prepaid expenses and other assets	2,221	3,076
Deferred tax assets, net	38,901	39,804

Total assets	$204,278	$190,462

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Accrued employee compensation	$12,622	$11,848
Deferred revenue	857	1,317
Accounts payable, accrued expenses, and other liabilities, including payables to a related party of $110 and $88 as of December 31, 2006 and 2005, respectively	5,514	6,433

Total liabilities	18,993	19,598

Commitments and Contingencies (Note 11)
Stockholders’ equity
Preferred stock, $0.001 par value, 5,000,000 shares authorized and, 0 issued and outstanding as of December 31, 2006 and 2005	—	—
Common stock voting, $0.003 par value, 110,000,000 shares authorized as of December 31, 2006 and 2005, 29,409,537 shares issued as of December 31, 2006 and 25,305,951 shares issued and outstanding as of December 31, 2005	88	76
Common stock non voting, $0.003 par value, 10,000,000 authorized as of December 31, 2006 and 2005, 3,125,379 shares issued and outstanding as of December 31, 2006 and 4,401,330 shares issued and outstanding as of December 31, 2005	11	13
Warrants, 2,379,396 issued and outstanding as of December 31, 2006 and 3,674,400 issued and outstanding as of December 31, 2005	11,658	17,693
Additional paid-in capital	265,030	249,122
Unearned compensation	—	(2,021)
Receivable for common stock subscribed	(1,042)	(1,042)
Accumulated deficit	(87,074)	(92,495)
Accumulated other comprehensive loss	(733)	(482)
Treasury stock — Common stock voting, at cost, 190,500 shares as of December 31, 2006 and 0 shares as of December 31, 2005	(2,653)	—

Total stockholders’ equity	185,285	170,864

Total liabilities and stockholders’ equity	$204,278	$190,462

The accompanying notes are an integral part of these consolidated financial statements.

MARKETAXESS HOLDINGS INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2006	2005	2004
	(In thousands, except share and per share amounts)

Revenues
Commissions
U.S. high-grade, including $23,701, $24,513 and $25,313 from related parties for the years ended December 31, 2006, 2005 and 2004, respectively	$47,752	$45,615	$45,465
European high-grade, including $6,630, $7,047 and $8,350 from related parties for the years ended December 31, 2006, 2005 and 2004, respectively	15,368	14,078	15,142
Other, including $5,295, $5,027 and $5,644 from related parties for the years ended December 31, 2006, 2005 and 2004, respectively	8,310	7,225	7,565

Total commissions	71,430	66,918	68,172
Information and user access fees, including $1,177, $1,052 and $461 from related parties for the years ended December 31, 2006, 2005 and 2004, respectively	5,477	4,435	2,713
License fees	866	2,988	3,143
Investment income, including $1,007, $796 and $380 from related parties for the years ended December 31, 2006, 2005 and 2004, respectively	4,595	3,160	882
Other, including $510, $607, and $515 from related parties for the years ended December 31, 2006, 2005 and 2004, respectively	948	1,059	887

Total revenues	83,316	78,560	75,797

Expenses
Employee compensation and benefits	42,078	35,445	33,146
Depreciation and amortization	6,728	5,649	3,468
Technology and communications	7,704	7,401	6,402
Professional and consulting fees	8,072	9,355	4,908
Warrant-related expense	—	—	2,524
Marketing and advertising	1,769	2,581	2,530
Moneyline revenue share to related party	—	(50)	1,240
General and administrative, including $64, $59 and $25 to related parties for the years ended December 31, 2006, 2005 and 2004, respectively	8,361	6,618	4,263

Total expenses	74,712	66,999	58,481

Income before income taxes	8,604	11,561	17,316
Provision (benefit) for income taxes	3,183	3,419	(40,271)

Net income	$5,421	$8,142	$57,587

Net income per common share
Basic	$0.18	$0.29	$6.76
Diluted	$0.15	$0.23	$1.88
Weighted average shares used to compute net income per common share
Basic	30,563,437	28,156,505	7,097,682
Diluted	35,077,348	35,512,346	30,638,644

The accompanying notes are an integral part of these consolidated financial statements.

MARKETAXESS HOLDINGS INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY AND ACCUMULATED OTHER COMPREHENSIVE (LOSS)

	Total										Treasury
	Redeemable			Common				Receivable		Accumulated	Stock
	Convertible	Convertible	Common	Stock		Additional		for Common		Other	Common	Total
	Preferred	Preferred	Stock	Non		Paid-In	Unearned	Stock	Accumulated	Comprehensive	Stock	Stockholders ’
	Stock	Stock	Voting	Voting	Warrants	Capital	Compensation	Subscribed	Deficit	(Loss)	Voting	Equity
						(In thousands)

Balance at December 31, 2003	$159,664	$2	$8	$—	$21,523	$7,819	$(13)	$(1,042)	$(148,585)	$19	$—	$(120,269)
Comprehensive income:
Net income	—	—	—	—	—	—	—	—	57,587	—		57,587
Cumulative translation adjustment and foreign currency exchange hedge, net of tax	—	—	—	—	—	—	—	—	—	(361)		(361)

Total comprehensive income												57,226
Issuance of common stock	—	—	—	—	—	230	—	—	—	—	—	230
Accrued dividends on redeemable convertible preferred stock	9,639	—	—	—	—	—	—	—	(9,639)	—	—	(9,639)
Additional paid-in capital, warrants	—	—	—	—	2,524	—	—	—	—	—	—	2,524
Employee stock based compensation	—	—	—	—	—	1,873	—	—	—	—	—	1,873
Compensation expense related to stock option issuance — Non- employees and Directors	—	—	—	—	—	17	—	—	—	—	—	17
Earned Compensation	—	—	—	—	—	—	13	—	—	—	—	13
Conversion of redeemable convertible preferred stock	(169,303)	(2)	43	13	—	169,249	—	—	—	—	—	169,303
Issuance of common stock in initial public offering, net of underwriting discounts	—	—	18	—	—	58,805	—	—	—	—	—	58,823
Direct costs of initial public offering	—	—	—	—	—	(4,883)	—	—	—	—	—	(4,883)

Balance at December 31, 2004	—	—	69	13	24,047	233,110	—	(1,042)	(100,637)	(342)	—	155,218
Comprehensive income:
Net income	—	—	—	—	—	—	—	—	8,142	—	—	8,142
Cumulative translation adjustment and foreign currency exchange hedge, net of tax	—	—	—	—	—	—	—	—	—	(46)	—	(46)
Unrealized gains (losses) on Securities-available-for-sale, net of tax	—	—	—	—	—	—	—	—	—	(94)	—	(94)

Total comprehensive income												8,002
Issuance of common stock related to stock options and restricted stock	—	—	3	—	—	7,768	(2,634)	—	—	—	—	5,137
Employee stock based compensation	—	—	—	—	—	1,446	—	—	—	—	—	1,446
Compensation expense related to stock option issuance — Non-employees and Directors	—	—	—	—	—	448	—	—	—	—	—	448
Earned Compensation	—	—	—	—	—	—	613	—	—	—	—	613
Exercise of warrants	—	—	4	—	(6,354)	6,350	—	—	—	—	—	—

Balance at December 31, 2005	—	—	76	13	17,693	249,122	(2,021)	(1,042)	(92,495)	(482)	—	170,864
Comprehensive income:
Net income	—	—	—	—	—	—	—	—	5,421	—	—	5,421
Cumulative translation adjustment and foreign currency exchange hedge, net of tax	—	—	—	—	—	—	—	—	—	(327)	—	(327)
Unrealized gains (losses) on Securities-available-for-sale, net of tax	—	—	—	—	—	—	—	—	—	76	—	76

Total comprehensive income												5,170
Reclassification of Unearned compensation related to implementation of SFAS 123R	—	—	—	—	—	(2,021)	2,021	—	—	—	—
Conversion from non-voting to voting common stock	—	—	2	(2)	—	—	—	—	—	—	—	—
Employee stock based compensation	—	—	3	—	—	5,877	—	—	—	—	—	5,880
Compensation expense related to stock option issuance — Non-employees and Directors	—	—	—	—	—	555	—	—	—	—	—	555
Issuance of common stock related to stock options and restricted stock	—	—	3	—	—	3,792	—	—	—	—	—	3,795
Excess tax benefit from stock based compensation	—	—	—	—	—	1,674	—	—	—	—	—	1,674
Exercise of warrants	—	—	4	—	(6,035)	6,031	—	—	—	—	—	—
Purchase of treasury stock											(2,653)	(2,653)

Balance at December 31, 2006	$—	$—	$88	$11	$11,658	$265,030	$—	$(1,042)	$(87,074)	$(733)	$(2,653)	$185,285

The accompanying notes are an integral part of these consolidated financial statements .

MARKETAXESS HOLDINGS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2006	2005	2004
	(In thousands)

Cash flows from operating activities
Net income	$5,421	$8,142	$57,587
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,728	4,606	3,468
Warrant-related expense	—	—	2,524
Amortization of unearned compensation	—	613	13
Compensation expense related to employee stock options and restricted stock issuance	5,877	1,446	1,873
Issuance of stock options and restricted stock to non-employees	555	448	17
Deferred taxes	903	2,976	(40,351)
Provision for bad debts	661	366	270
Changes in operating assets and liabilities:
(Increase) in accounts receivable, including increases of $1,828 $3,940 and $3,069 from related parties for the years ended December 31, 2006, 2005 and 2004, respectively	(3,294)	(786)	(5,582)
(Increase) decrease in prepaid expenses and other assets	855	(70)	(1,724)
Increase (decrease) in accrued employee compensation	774	45	2,457
(Decrease) in deferred revenue	(460)	(2,091)	(654)
Increase (decrease) in accounts payable, accrued expenses and other liabilities, including increases (decreases) of $22, $(442) and $34 to related parties for the years ended December 31, 2006, 2005 and 2004, respectively	(919)	1,213	835

Net cash provided by operating activities	17,101	16,908	20,733

Cash flows from investing activities
Short-term investments:
Proceeds from maturities	—	5,797	65,387
Purchases	—	—	(55,593)
Securities available-for-sale:
Proceeds from sales	91,127	57,274	—
Purchases	(80,110)	(117,324)	—
Securities held to maturity:
Proceeds from maturities	—	35,320	—
Purchases	—	(35,320)	—
Securities and cash provided as collateral	1	—	(292)
Purchases of furniture, equipment and leasehold improvements	(2,661)	(1,386)	(3,394)
Capitalization of software development costs	(4,126)	(3,395)	(3,588)

Net cash provided by (used in) investing activities	4,231	(59,034)	2,520

Cash flows from financing activities
Proceeds from the issuance of restricted stock and exercise of stock options	3,797	2,709	230
Proceeds from initial public offering, net of underwriting discounts	—	—	58,822
Direct costs of initial public offering	—	—	(4,883)
Excess tax benefits from share-based compensation	1,674	—	—
Purchase of treasury stock — common stock voting	(2,653)	—	—

Net cash provided by financing activities	2,818	2,709	54,169

Effect of exchange rate changes on cash	(339)	(46)	(361)

Cash and cash equivalents
Net increase (decrease) for the year	23,811	(39,463)	77,061
Beginning of year	58,189	97,652	20,591

End of year	$82,000	$58,189	$97,652

Supplemental cash flow information:
Cash paid during the year:
Income taxes paid	$263	$215	$267
Non-cash activity:
Accrued and undeclared dividends on redeemable convertible preferred stock	$—	$—	$9,639
Non-cash exercise of warrants and issuance of common stock	$6,035	$6,354	$—

The accompanying notes are an integral part of these consolidated financial statements.

MARKETAXESS HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization and Principal Business Activity

MarketAxess Holdings Inc. (the “Company”) was incorporated in the State of Delaware on April 11, 2000. Through its subsidiaries, the Company operates an electronic trading platform for corporate bonds and certain other types of fixed-income securities, through which the Company’s active institutional investor clients can access the liquidity provided by its broker-dealer clients. The Company’s multi-dealer trading platform allows its institutional investor clients to simultaneously request competitive, executable bids or offers from multiple broker-dealers, and to execute trades with the broker-dealer of their choice. The Company offers its clients the ability to trade U.S. high-grade corporate bonds, European high-grade corporate bonds, credit default swaps, agencies, high yield and emerging markets bonds. The Company’s DealerAxess® trading service allows dealers to trade fixed-income securities with each other on its platform. The Company also provides data and analytical tools that help its clients make trading decisions and facilitates the trading process by electronically communicating order information between trading counterparties. The Company’s current participating dealers are: ABN AMRO, Banc of America Securities, Barclays PLC, Bear Stearns, BNP Paribas, Citigroup Global Markets, Credit Suisse, Deutsche Bank Securities, Dresdner Bank AG, DZ Bank AG, FTN Financial, Goldman Sachs, HSBC, ING Financial Markets, JPMorgan, Jefferies and Company, Lehman Brothers, Merrill Lynch, Morgan Stanley, RBC Capital Markets, The Royal Bank of Scotland, Santander Investment Securities, SG Corporate & Investment Banking, UBS and Wachovia Securities.

The Company’s stockholder broker-dealer clients as of January 1, 2006 were ABN Amro, Banc of America Securities, Bear Stearns, BNP Paribas, Credit Suisse, Deutsche Bank, JPMorgan, Lehman Brothers and UBS. All of these broker-dealer clients constitute related parties of the Company (together, the “Stockholder Broker-Dealer Clients”). Moneyline Telerate (“Moneyline”) which provided certain software development services to the Company and had a revenue-sharing agreement with the Company, is considered a related party for the fiscal years 2005 and 2004. In February 2005, the Company ceased using the technology platform that was covered under the Moneyline revenue-sharing agreement. See Note 8, “Related Parties.”

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

On November 4, 2004, the Company completed the initial public offering of its common stock. Specifically, 5,750,000 shares of common stock, including an aggregate of 750,000 shares of common stock covered by an over-allotment option granted by the Company to the underwriters, were sold at a price to the public of $11.00 per share. The aggregate proceeds to the Company from the offering were $63.2 million before deducting $4.4 million in underwriting discounts and commissions and an estimated $4.9 million in other expenses incurred in connection with the offering. Additionally, prior to the closing of the initial public offering, all outstanding shares of redeemable convertible preferred stock and convertible preferred stock were converted into 14,484,493 shares of common stock and 4,266,310 shares of non-voting common stock.

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

Foreign Currency Translation

Assets and liabilities denominated in foreign currencies are translated using exchange rates at the end of the year; revenues and expenses are translated at average monthly rates. Gains and losses on foreign currency translation are included as a cumulative translation adjustment to Accumulated other comprehensive loss on the Consolidated Statements of Financial Condition.

Cash and Cash Equivalents

Cash and cash equivalents include cash maintained at U.S. and U.K. banks and in money market funds. The Company defines cash equivalents as short-term interest-bearing investments with maturities at the time of purchase of three months or less.

Securities and Cash Provided as Collateral

Securities provided as collateral consist of U.S. government obligations and cash. Collectively, these amounts are used as collateral for standby letters of credit, as collateral for foreign currency forward contracts to hedge the Company’s net investments in the U.K. Subsidiaries and as collateral for a broker-dealer clearance account.

Securities Available-for-Sale

The Company has classified certain of its marketable securities as Available-for-sale securities. Unrealized marketable securities gains and losses are reflected as a net amount under the caption of Accumulated other comprehensive loss on the Consolidated Statements of Financial Condition. Realized gains and losses are recorded within the Consolidated Statements of Operations under the caption General and administrative expense. For the purpose of computing realized gains and losses, cost is determined on a specific identification basis.

The Company assesses whether an other-than-temporary impairment loss on the investments has occurred due to declines in fair value or other market conditions. Declines in fair values that are considered other than temporary are recorded as charges in the Consolidated Statements of Operations.

Allowance for Doubtful Accounts

The Company continually monitors collections and payments from its customers and maintains an allowance for doubtful accounts. The allowance for doubtful accounts is based upon the historical collection experience and specific collection issues that have been identified. Additions to the allowance for doubtful accounts are charged to Bad debt expense, which is included in General and administrative expense in the Company’s Consolidated Statements of Operations.

The allowance for doubtful accounts was $0.8 million, $0.4 million and $0.3 million as of December 31, 2006, 2005 and 2004, respectively. The provision for bad debts was $0.7 million, $0.4 million and $0.3 million for the years ended December 31, 2006, 2005 and 2004, respectively. Write-offs and other charges against the allowance for doubtful accounts were $0.3 million, $0.2 million and $0 for the years ended December 31, 2006, 2005 and 2004, respectively.

MARKETAXESS HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Depreciation and Amortization

Fixed assets are carried at cost less accumulated depreciation. The Company uses the straight-line method of depreciation over three years. Leasehold improvements are stated at cost and are amortized using the straight-line method over the lesser of the life of the improvement or the remaining term of the lease.

Software Development Costs

In accordance with Statement of Position No. 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use,” the Company capitalizes certain costs associated with the development of internal use software at the point at which the conceptual formulation, design and testing of possible software project alternatives have been completed. The Company capitalizes employee compensation and related benefits and third party consulting costs incurred during the preliminary software project stage. Once the product is ready for its intended use, such costs are amortized on a straight-line basis over three years. The Company reviews the amounts capitalized for impairment whenever events or changes in circumstances indicate that the carrying amounts of the assets may not be recoverable.

Foreign Currency Forward Contracts

The Company follows Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”), and enters into foreign currency forward contracts to hedge its net investment in the U.K. Subsidiaries. Accordingly, gains and losses on these transactions are deferred and included in Accumulated other comprehensive loss on the Consolidated Statements of Financial Condition.

Revenue Recognition

The majority of the Company’s revenues are derived from commissions for trades executed on its platform that are billed to its broker-dealer clients on a monthly basis. Commissions are generally calculated as a percentage of the notional dollar volume of bonds traded on the platform and vary based on the type and maturity of the bond traded. Under the Company’s transaction fee plans, bonds that are more actively traded or that have shorter maturities are generally charged lower commissions, while bonds that are less actively traded or that have longer maturities generally command higher commissions.

The Company also derives revenues from information and user access fees, license fees, investment income and other income.

The Company enters into agreements with its broker-dealer clients pursuant to which the Company provides access to its platform through a non-exclusive and non-transferable license. Broker-dealer clients, other than those that previously made equity investments in the Company, pay an initial license fee, which is typically due and payable upon execution of the broker-dealer agreement. The initial license fee varies by agreement and at a minimum is intended to cover the initial set-up costs incurred to enable a broker-dealer to begin using the Company’s electronic trading platform. Revenue is recognized in the first three months of the agreement in the estimated amount of the set-up costs incurred (50% in the first month, 40% in the second month and 10% in the third month), and the remaining amount is deferred and recognized ratably over the initial term of the agreement, which is generally three years. The Company anticipates that license fees will be a less material source of revenues on a going-forward basis.

Stock-Based Compensation for Employees

Prior to January 1, 2006, the Company accounted for stock-based employee compensation plans in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), as permitted by Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation”

MARKETAXESS HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

SFAS 123R requires companies to estimate the fair value of share-based payment awards on the date of grant. Stock-based compensation expense recognized in the Company’s Consolidated Statements of Operations for the year ended December 31, 2006 included compensation expense for share-based payment awards granted prior to, but not yet vested, as of December 31, 2005 based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS 123 and compensation expense for the share-based payment awards granted subsequent to December 31, 2005 based on the grant date fair value estimated in accordance with the provisions of SFAS 123R. As stock-based compensation expense recognized in the Consolidated Statements of Operations for the year ended December 31, 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. In the Company’s pro forma information required under SFAS 123 for the periods prior to fiscal 2006, the Company accounted for forfeitures as they occurred.

Had compensation expense for employee stock-based awards been determined based on the fair value at grant date consistent with SFAS No. 123R, the Company’s Net income for 2005 and 2004 would have been as follows:

	Year Ended December 31,
	2005	2004
	(In thousands, except per share amounts)

Net income
As reported	$8,142	$57,587
Compensation expense, after related tax effects	1,366	1,965

Pro forma	$6,776	$55,622

Basic net income per common share — as reported	$0.29	$6.76
Diluted net income per common share — as reported	$0.23	$1.88
Basic net income per common share — pro forma	$0.24	$6.48
Diluted net income per common share — pro forma	$0.19	$1.82

MARKETAXESS HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table presents the assumptions used for the Black-Scholes option-pricing model to determine the per share weighted- average fair value for options granted during the years ended December 31, 2005 and 2004:

	Year Ended December 31,
	2005	2004

Weighted-Average Expected Life (years)	3.00	3.00
Weighted-Average Risk-Free Interest Rate	3.63%	2.74%
Weighted-Average Expected Volatility	20.72%	28.25%

On November 10, 2005, the FASB issued FASB Staff Position No. FAS 123R-3, “Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards.” The alternative transition method includes simplified methods to establish the beginning balance of the additional paid-in capital pool (“APIC pool”) related to the tax effects of employee stock-based compensation, and to determine the subsequent impact on the APIC pool and Consolidated Statements of Cash Flows of awards that are outstanding upon the adoption of SFAS 123R. The Company has used the long-method calculation, pursuant to SFAS 123R, to determine its APIC pool as of December 31, 2005. As of December 31, 2006, the Company has calculated the APIC pool to be $2.5 million.

Prior to the adoption of SFAS 123R, the Company presented all tax benefits resulting from the exercise of stock options as operating cash flows in the Consolidated Statements of Cash Flows. SFAS 123R requires the cash flows resulting from tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as financing cash flows. The excess tax benefit for the year ended December 31, 2006 of $1.7 million, classified as a financing cash flow, would have been classified as an operating cash flow if the Company had not adopted SFAS 123R.

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

MARKETAXESS HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 applies to all tax positions accounted for under SFAS 109. A “tax position” includes current or future reductions in taxable income reported or expected to be reported on a tax return. FIN 48 supplements SFAS 109 by defining the confidence level that a tax position must meet in order to be recognized in the financial statements. The interpretation requires that the tax effects of a position be recognized only if it is “more-likely-than-not” (greater than 50% likelihood) to be sustained based solely on its technical merits as of the reporting date. In making this assessment, a company must assume that the taxing authorities will examine the position. The Company currently uses a more stringent “probable” threshold for recognizing uncertain tax positions. FIN 48 is effective as of the beginning of the first fiscal year beginning after December 15, 2006. At adoption, companies must adjust their financial statements to reflect only those tax positions that are more-likely-than-not to be sustained as of the adoption date. The necessary adjustments, if any, should be recorded directly to the beginning balance of retained earnings in the period of adoption and reported as a change in accounting principle. The Company is currently evaluating the impact of the adoption of FIN 48 on its Consolidated Financial Statements.

In September 2006, the SEC released Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 requires that public companies utilize a “dual approach” to assess the quantitative effects of financial misstatements. This dual approach includes both an income statement-focused assessment and a balance sheet-focused assessment. The guidance in SAB 108 must be applied to annual financial statements for fiscal years ending after November 15, 2006. Adoption of SAB 108 did not affect the Company’s Consolidated Financial Statements.

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

In February 2007, the FASB issued SFAS No. 159, “Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 permits companies to elect to measure eligible financial instruments, commitments and certain other arrangements at fair value at specified election dates, with changes in fair value recognized in earnings at each subsequent reporting period. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company does not expect SFAS 159 to have a material impact on its Consolidated Financial Statements.

MARKETAXESS HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Reclassifications

Certain reclassifications have been made to the prior years’ financial statements in order to conform to the current year presentation. Such reclassifications had no effect on previously reported Net income.

3.	Net Capital Requirements and Customer Protection Requirements

The Company’s U.S. subsidiary, MarketAxess Corporation, maintains a registration as a U.S. securities broker-dealer. Pursuant to the Uniform Net Capital Rule under the Securities Exchange Act of 1934, MarketAxess Corporation is required to maintain minimum net capital, as defined, equal to the greater of $5 thousand or 6 2/3% of aggregate indebtedness. A summary of MarketAxess Corporation’s capital requirements is as follows:

	Year Ended December 31,
	2006	2005
	(In thousands)

Net capital	$14,982	$14,820
Required net capital	(1,048)	(1,105)

Excess net capital	$13,934	$13,715

Ratio of aggregate indebtedness to net capital	1.05 to 1	1.12 to 1

MarketAxess Corporation claims exemption from SEC Rule 15c3-3, as it does not hold customer securities or funds on account, as defined.

MarketAxess Europe is subject to certain financial resource requirements of the FSA. A summary of these financial resource requirements is as follows:

	Year Ended December 31,
	2006	2005
	(In thousands)

Financial resources	$14,882	$10,907
Resource requirement	(4,372)	(3,290)

Excess financial resources	$10,510	$7,617

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

4.	Securities

The following is a summary of the Company’s Securities-available-for-sale:

	As of December 31, 2006
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
		(In thousands)

Federal agency issues and municipal securities	$48,036	$5	$(37)	$48,004
Corporate Bonds	1,010	1	—	1,011

Total Securities-available-for-sale	$49,046	$6	$(37)	$49,015

MARKETAXESS HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	As of December 31, 2005
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
		(In thousands)

Federal agency issues and municipal securities	$50,122	$—	$(119)	$50,003
Corporate Bonds	10,000	—	(47)	9,953

Total Securities-available-for-sale	$60,122	$—	$(166)	$59,956

The following table summarizes the contractual maturities of Securities available-for-sale:

	As of December 31,
	2006	2005
	(In thousands)

Less than one year	$23,709	$55,956
Due in 1-2 years	25,306	4,000

Total Securities-available-for-sale	$49,015	$59,956

Proceeds from the sales of Securities available-for-sale during 2006 and 2005 were $91.1 million and $57.3 million, respectively.

The fair value and continuous duration of gross unrealized losses on Securities available-for-sale with unrealized losses as of December 31, 2006 and 2005 were as follows:

	As of December 31, 2006
	Less than Twelve Months		Twelve Months or More		Total
	Estimated	Gross	Estimated	Gross	Estimated	Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
			(In thousands)

Federal agency issues and municipal	$22,696	$(7)	$25,303	$(30)	$47,999	$(37)
Corporate Bonds	1,010	—	—	—	1,010	—

Total Securities-available-for-sale	$23,706	$(7)	$25,303	$(30)	$49,009	$(37)

	As of December 31, 2005
	Less than Twelve Months		Twelve Months or More		Total
	Estimated	Gross	Estimated	Gross	Estimated	Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
			(In thousands)

Federal agency issues and municipal	$36,723	$(62)	$13,280	$(57)	$50,003	$(119)
Corporate Bonds	8,962	(34)	991	(13)	9,953	(47)

Total Securities-available-for-sale	$45,685	$(96)	$14,271	$(70)	$59,956	$(166)

MARKETAXESS HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.	Furniture, Equipment and Leasehold Improvements

Furniture, equipment and leasehold improvements, net, are comprised of the following:

	As of December 31,
	2006	2005
	(In thousands)

Computer software and related equipment	$15,208	$12,099
Office hardware	3,166	2,990
Furniture and fixtures	1,741	1,481
Accumulated depreciation	(16,488)	(12,842)

Total furniture and equipment, net	3,627	3,728

Leasehold improvements	2,221	2,207
Accumulated amortization	(1,544)	(1,292)

Total leasehold improvements, net	677	915

Total furniture, equipment and leasehold improvements, net	$4,304	$4,643

In January 2006, the Company changed its capitalization policy for furniture, equipment and leasehold improvements, lowering the threshold for capitalizing such purchases from $10 thousand to $2 thousand. The change was made to ensure consistency between the financial accounting and tax treatment. For the year ended December 31, 2006, the Company capitalized $0.3 million, which would have been expensed under the old capitalization policy.

6.	Software Development Costs

Software development costs, net, are comprised of the following:

	As of December 31,
	2006	2005
	(In thousands)

Software development costs	$13,977	$9,848
Accumulated amortization	(7,367)	(3,649)

Total software development costs, net	$6,610	$6,199

During the years ended December 31, 2006, 2005 and 2004, software development costs totaling $4.1 million, $3.4 million and $3.6 million, respectively, were capitalized. Non-capitalized software costs and routine maintenance costs are expensed as incurred and are included in Employee compensation and benefits, Technology and communications and Professional and consulting fees on the Consolidated Statements of Operations.

MARKETAXESS HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7.	Income Taxes

The provision (benefit) for income taxes consists of the following:

	Year Ended December 31,
	2006	2005	2004
		(In thousands)

Current:
Federal	$—	$—	$(230)
State and local	(75)	228	169
Foreign	89	64	141

Total current provision	14	292	80

Deferred:
Federal	1,745	1,611	(27,517)
State and local	1,138	816	(9,033)
Foreign	286	700	(3,801)

Total deferred provision (benefit)	3,169	3,127	(40,351)

Provision (benefit) for income taxes	$3,183	$3,419	$(40,271)

Pre-tax income from U.S. operations was $7.5 million, $8.3 million and $12.4 million for the years ended December 31, 2006, 2005 and 2004, respectively. Pre-tax income from U.K. operations was $1.1 million, $3.3 million and $4.9 million for the years ended December 31, 2006, 2005 and 2004, respectively.

The difference between the Company’s reported provision (benefit) for income taxes and the amount computed by multiplying pre-tax income taxes by the U.S. federal statutory rate of 35% is as follows:

	Year Ended December 31,
	2006	2005	2004
		(In thousands)

U.S. federal tax at statutory rate	$3,011	$4,047	$5,887
State and local taxes — net of federal benefit	671	843	1,595
Foreign taxes	238	—	(269)
Stock Compensation	457
Alternative minimum taxes	—	—	298
Net operating loss carryforwards	—	—	(1,514)
Change in rate for deferred tax assets	255	1,754	—
Change in valuation allowance	(450)	(2,918)	(46,116)
Tax credits	(498)	(342)	(2,086)
Other, net	(501)	35	1,934

Provision (benefit) for income taxes	$3,183	$3,419	$(40,271)

MARKETAXESS HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following is a summary of the Company’s net deferred tax assets:

	Year Ended December 31,
	2006	2005
	(In thousands)

Deferred tax assets
Net operating loss carryforwards
U.S.	$39,696	$41,355
Foreign	3,112	3,153
Depreciation	647	522
Stock compensation expense	2,874	1,030
Warrant expense	5,210	7,690
Restructuring charges	1,005	1,136
Tax credits	2,703	2,204
Other	1,359	859

Total deferred tax assets	56,606	57,949
Valuation allowance	(14,768)	(15,218)

Net deferred tax assets	41,838	42,731
Deferred tax liabilities
Capitalized software development costs	(2,937)	(2,758)
Other	—	(169)

Deferred tax assets, net	$38,901	$39,804

A summary of the Company’s net operating loss and tax credit carryforwards and their expiration dates is as follows:

	Tax Operating
Year of Expiration	Losses	Tax Credits
	(In thousands)

U.S. net operating loss and tax credit carryforwards:
2012 to 2018	$—	$578
2019	5,330	92
2020	14,580	3
2021	50,431	—
2022	19,405	123
2023 to 2026	1,870	1,532

Total U.S. net operating loss and tax credit carryforwards	91,616	2,328

U.K. net operating loss and tax credit carryforwards:
No expiration date	9,958	375

Total U.K. net operating loss and tax credit carryforwards	9,958	375

Total	$101,574	$2,703

The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which the temporary differences become deductible. If it is not more likely than not

MARKETAXESS HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

that some portion or all of the gross deferred income tax assets will be realized in future years, a valuation allowance is recorded.

In 2000 and 2001, MarketAxess Holdings Inc. and MarketAxess Corporation had an ownership change within the meaning of Section 382 of the Internal Revenue Code. As a result, net operating loss carryforwards existing at the date of the ownership change of $39.2 million are subject to significant limitations. The Company recorded a valuation allowance to reduce deferred tax assets to the amount that is more likely than not to be realized. In addition, the Company’s net operating loss and tax credit carryforwards may be subject to additional annual limitations if there is a 50% or greater change in the Company’s ownership, as determined over a rolling three-year period.

During the years ended December 31, 2006, 2005 and 2004, the Company reduced the valuation allowance by $0.5 million, $2.9 million and $46.1 million, respectively, based on management’s current assessment of the factors impacting the valuation allowance previously recorded. Such factors included management’s expectation of continuing future profitable operations and judgment concerning future utilization of certain net operating losses that are subject to Section 382 limitations prior to their expiration. In addition, during 2005 the Company adjusted the income tax rate used for recording the deferred tax assets, resulting in a decrease in the deferred tax assets and an increase in tax expense of $1.7 million.

The rollforward of the valuation allowance is as follows:

	Year Ended December 31,
	2006	2005
	(In thousands)

Valuation allowance at beginning of period	$15,218	$18,136
Increase (decrease) to valuation allowance attributable to:
Net operating losses	(330)	(3,419)
Temporary differences	97	161
Tax credits	(217)	340

Valuation allowance at end of period	$14,768	$15,218

As discussed in Note 9, during the years ended December 31, 2006 and 2005, several related parties exercised a total of 2,620,802 warrants into 2,620,098 shares of common stock through non-cash exercises, resulting in a benefit for federal income taxes purposes of $7.3 million, which when realized would result in an increase in Additional paid-in capital. Management believes that there is sufficient uncertainty with regard to the ultimate realization of this tax credit and therefore has not recognized the credit in the Consolidated Statements of Financial Condition as of December 31, 2006.

8.	Related Parties

The Company had the following balances and transactions with Stockholder Broker-Dealer Clients and their affiliates:

	As of December 31,
	2006	2005
	(In thousands)

Cash and cash equivalents	$33,050	$46,739
Accounts receivable	8,579	6,751
Accounts payable, accrued expenses and other liabilities	110	88

MARKETAXESS HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended December 31,
	2006	2005	2004
		(In thousands)

Commissions	$35,626	$36,588	$39,307
Information and user access fees	1,177	1,052	461
Investment income	1,007	796	380
Other income	510	607	515

For the years ended December 31, 2006, 2005 and 2004 investment advisory fees and bank fees paid to Stockholder Broker-Dealer Clients were $64 thousand, $59 thousand and $25 thousand respectively, and are included in general and administrative expenses in the Consolidated Statements of Operations.

Securities and cash provided as collateral include $3.3 million of U.S. government obligations as of December 31, 2006 and 2005, on deposit with a related party in its role as a custodian.

The Company had an agreement with Moneyline to assist in developing the Company’s U.S. high-grade corporate bond and European electronic trading platforms. In consideration of Moneyline’s provision of services under the agreement, the Company paid Moneyline a variable monthly fee. In addition, Moneyline was entitled to share in a portion of the Company’s quarterly net revenues, as defined in the agreement. In May 2004, the Company ceased using the software relating to the legacy U.S. high-grade trading platform developed with the assistance of Moneyline and began using internally-developed software and in February 2005 also migrated the European high-grade trading platform to the internally developed software. The agreement terminated in February 2005.

As of December 31, 2006 and 2005, the Company had loans outstanding to the Chief Executive Officer of $1.4 million and $1.3 million, respectively, which are described in more detail in Footnote 9, “Stockholders’ Equity.” The accrued interest on the loans is recorded in Accounts receivable and the principal amount is recorded as a Receivable for common stock subscribed in Stockholders’ equity on the Consolidated Statements of Financial Condition.

9.	Stockholders’ Equity

Common Stock

As of December 31, 2006 and 2005, the Company had 110,000,000 authorized shares of voting common stock and 10,000,000 authorized shares of non-voting common stock. Voting common stock entitles the holder to one vote per share of common stock held.

Non-voting common stock is convertible on a one-for-one basis into shares of voting common stock at any time subject to a limitation on conversion to the extent such conversion would result in a stockholder, together with its affiliates, owning more than 9.99% of the outstanding shares of common stock. During 2006, a total of 1,275,951 shares of non-voting common stock were converted to voting common stock.

On March 30, 2004, the Company’s Board of Directors authorized, and on November 1, 2004 the Company effectuated, a one-for-three reverse stock split of shares of voting common stock and non-voting common stock to be effective prior to the closing of the Company’s initial public offering. All references in these financial statements to the number of shares of voting common stock and non-voting common stock of the Company, securities convertible or exercisable therefore and per share amounts have been restated for all periods presented to reflect the effect of the common stock reverse stock split.

On October 26, 2006, the Board of Directors of the Company authorized a share repurchase program for up to $40.0 million of the Company’s common stock. The Company intends to repurchase the shares in the open market or through privately negotiated transactions, at times and prices considered appropriate by the Company. Shares

MARKETAXESS HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

repurchased under the program will be held in treasury for future use. During December 2006, 190,500 shares were repurchased at a cost of $2.7 million.

Common Stock Subscribed

In 2001, the Company awarded 289,581 shares to the Company’s Chief Executive Officer at $3.60 per share, which vested over a three-year period. The common stock subscribed was issued in 2001 in exchange for eleven-year promissory notes that bear interest at the applicable federal rate and are collateralized by the subscribed shares.

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

Shares allocated under the warrant program were expensed on a quarterly basis at fair market value in accordance with SFAS 123. The Company determined fair market value of the shares issuable upon exercise of the warrant using the Black-Scholes option-pricing model. To assist management in determining fair market value of the shares issuable, independent valuations of the Company’s common stock were undertaken as of December 31, 2001, December 31, 2002, September 30, 2003 and December 31, 2003. A number of factors were considered in the valuations, including the Company’s current financial condition, its future earning capacity, the market price of publicly quoted corporations in similar lines of business and the values of prior sales of preferred stock.

In March 2001, in connection with the acquisition of Trading Edge, the Company also assumed warrants issued by Trading Edge, which were converted into warrants exercisable to purchase 7,967 shares of the Company’s common stock. During the year ended December 31, 2005, these warrants expired unexercised.

During the year ended December 31, 2005, two Stockholder Broker-Dealer Clients converted 1,325,602 warrants into 1,325,249 shares of common stock through non-cash exercises. During the year ended December 31, 2006, two Stockholder Broker-Dealer Clients converted 1,295,004 warrants into 1,294,849 shares of common stock through non-cash exercises.

MARKETAXESS HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company’s warrant activity is summarized as follows:

		Weighted-Average
	Shares	Exercise Price

Outstanding at December 31, 2003	4,778,800	$0.222
Allocated	229,169	$0.003

Outstanding at December 31, 2004	5,007,969	$0.211
Cancelled	(7,967)	$130.650
Exercised	(1,325,602)	$0.003

Outstanding at December 31, 2005	3,674,400	$0.003
Exercised	(1,295,004)	$0.003

Outstanding at December 31, 2006	2,379,396	$0.003

For the year ended December 31, 2004, the Company accrued for 152,778 shares at a weighted average fair market value of $16.52. Fair market value was computed using a weighted-average expected life of 4.38 years, risk-free interest rate of 2.18% and expected volatility of 34.43%.

10.	Stock-Based Compensation Plans

The Company’s 2000 and 2001 Stock Incentive Plans (the “2000 and 2001 Plans”) provide for the grant of options or restricted stock as incentives and rewards to encourage employees, consultants and non-employee directors to participate in the long-term success of the Company. The 2000 and 2001 Plans provide for the granting of shares of the Company’s common stock at fair value or at a value other than fair value (determined by the Board of Directors or a committee thereof) on the date the option is granted. Generally, option grants have provided for vesting over a three-year period, at a rate of one-third after one year from the grant date and with the remaining two-thirds vesting on an equal monthly basis over the remaining two-year period. Options expire ten years from the date of grant. On November 2, 2004, most of the shares of the Company’s common stock available for grant under the 2000 and 2001 Plans were transferred to the Company’s 2004 Stock Incentive Plan (the “2004 Plan”) and no shares are available for grant under the 2000 and 2001 Plans other than shares that become available as a result of expired, terminated or cancelled awards, or shares that are delivered or exchanged by participants as payment upon the exercise of awards.

In 2004, the Company adopted the 2004 Plan to enable it to offer certain of the Company’s key employees, consultants and non-employee directors equity-based awards in the Company. The terms of the 2004 Plan are substantially the same as those in the 2000 and 2001 Plans, except as follows: the maximum aggregate number of shares available for grant is different; the Compensation Committee of the Board of Directors (the “Committee”) has flexibility to grant stock appreciation rights, performance shares, performance units or other stock-based awards (in addition to stock options and restricted stock); and rights of first refusal and repurchase rights do not apply to awards granted under the 2004 Plan. The Committee is appointed by the Board of Directors, consists of at least two non-employee directors and will administer the 2004 Plan. With respect to the application of the 2004 Plan to non-employee directors, the entire Board of Directors will act as the Committee. The 2004 Plan permits the Company to grant stock options (including incentive stock options to employees), stock appreciation rights, restricted stock, performance shares, performance units and other stock-based awards (including, without limitation, restricted stock units) to certain key employees, consultants and non-employee directors, as determined by the Committee in its sole discretion. Through April 27, 2006, up to 2,400,000 shares of the Company’s common stock, plus 684,802 shares of common stock transferred to the 2004 Plan from the 2000 and 2001 Plans on November 2, 2004, could have been issued under the 2004 Plan (subject to adjustment to reflect certain transactions and events specified in the 2004 Plan). On June 7, 2006, stockholder approval was obtained for an amendment and restatement of the 2004 Plan to, among other things, increase the number of shares authorized for issuance under the 2004 Plan from 3,084,802 to

MARKETAXESS HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9,754,802 shares. The Board had previously approved the amended and restated 2004 Plan effective April 28, 2006, subject to stockholder approval.

The 2004 Plan provides the Committee with authority and flexibility to determine the terms and conditions of the awards at the time of grant. The 2004 Plan provides the Committee the flexibility to grant awards that are not subject to the deduction limits under Section 162(m) of the Internal Revenue Code.

Total stock-based compensation expense for the years ended December 31, 2006, 2005 and 2004 was as follows:

	Year Ended December 31,
	2006	2005	2004
	(In thousands)

Employee:
Stock options	$3,737	$1,446	$1,873
Restricted stock	2,140	613	13

	5,877	2,059	1,886

Non-employee directors and consultants:
Stock options	277	185	17
Restricted stock	278	263	—

	555	448	17

Total stock — based compensation	$6,432	$2,507	$1,903

As discussed in Note 2, the Company adopted SFAS 123R on January 1, 2006. The incremental stock-based compensation expense in 2006 related to the adoption of SFAS 123R was $3.2 million.

As a result of adopting SFAS 123R, the Company’s Net income for the year ended December 31, 2006 was $1.8 million less than if it had continued to account for stock-based compensation under APB 25. Basic EPS for the year ended December 31, 2006 would have been $0.24 if the Company had not adopted SFAS 123R, compared to reported basic EPS for the year of $0.18. Diluted EPS for the year ended December 31, 2006 would have been $0.21 if the Company had not adopted SFAS 123R, compared to reported diluted EPS for the year of $0.15.

The Company records stock-based compensation expense for employees in Employee compensation and benefits and for non-employee directors and consultants in General and administrative expenses in the Consolidated Statements of Operations.

During the third quarter of 2006, the Company identified a difference in U.S. and U.K. accounting treatment for taxes ultimately payable upon the exercise of stock options and vesting of restricted stock for grants to U.K. employees. This difference in accounting was corrected through a reversal of the reserve balance of $0.2 million during the year ended December 31, 2006.

Stock Options

The fair value of each option award is estimated on the date of grant using the Black-Scholes-Merton closed-form model (“Black-Scholes”). The Company believes that the use of the Black-Scholes model meets the fair value measurement objectives of SFAS 123R and reflects all substantive characteristics of the instruments being valued. The determination of fair value of share-based payment awards on the date of grant using an option-pricing model is affected by the Company’s stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to, the expected stock price volatility over the term of the awards, the risk-free interest rate and the expected term. Expected volatilities are based on historical volatility of the Company’s stock and a peer group. The risk-free interest rate is based on U.S. Treasury securities with a maturity

MARKETAXESS HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

value approximating the expected term of the option. The expected term represents the period of time that options granted are expected to be outstanding based on actual and projected employee stock option exercise behavior and was increased from four years to five years in May 2006.

The following table represents the assumptions used for the Black-Scholes option-pricing model to determine the per share weighted-average fair value for options granted for the year ended December 31, 2006:

2006

Weighted-Average Expected Life (years)	4.62
Weighted-Average Risk-Free Interest Rate	4.68%
Weighted-Average Expected Volatility	41.75%
Weighted-Average Fair Value per Option Granted	$4.45

The following table reports stock option activity during the years ended December 31, 2004, 2005 and 2006 and the intrinsic value as of December 31, 2006:

			Remaining
	Number of	Weighted-Average	Contractual
	Shares	Exercise Price	Term	Intrinsic Value
				(In thousands)

Outstanding at December 31, 2003	4,119,903	$2.91
Granted	1,077,454	$13.86
Canceled	(209,948)	$6.38
Exercised	(79,827)	$2.89

Outstanding at December 31, 2004	4,907,582	$5.17
Granted	1,400,750	$13.70
Canceled	(211,902)	$13.04
Exercised	(927,623)	$2.92

Outstanding at December 31, 2005	5,168,807	$7.56
Granted	2,297,150	$10.87
Canceled	(962,481)	$10.98
Exercised	(768,116)	$4.94		$5,543

Outstanding at December 31, 2006	5,735,360	$8.66	7.6	$29,653

Exercisable at December 31, 2006	3,433,158	$6.93	6.4	$23,919

The intrinsic value is the amount by which the closing price of the Company’s common stock on December 29, 2006 of $13.57 or the price on the day of exercise exceeds the exercise price of the stock options multiplied by the number of shares.

MARKETAXESS HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes information regarding the stock options granted:

	As of December 31, 2006
	Options Outstanding
		Weighted-		Options Exercisable
		Average	Weighted-		Weighted-
		Remaining	Average		Average
		Contractual	Exercise	Number	Exercise
Range of Exercise Prices	Outstanding	Life	Price	Exercisable	Price

$2.10-$5.00	2,133,166	5.7	$2.83	2,133,166	$2.83
$5.01-$10.00	212,742	8.6	$9.46	89,796	$8.97
$10.01-$15.00	2,810,788	8.9	$11.55	812,296	$13.05
$15.01-$19.60	578,664	7.9	$15.87	397,900	$15.95

As of December 31, 2006, there was $8.0 million of total unrecognized compensation cost related to non-vested stock options granted under the 2000, 2001 and 2004 Plans. That cost is expected to be recognized over a weighted-average period of 2.0 years.

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

The following table reports restricted stock activity during the years ended December 31, 2005 and 2006:

		Weighted-Average
	Number of	Grant Date Fair
	Restricted Shares	Value

Outstanding at January 1, 2005	—
Granted	215,000
Canceled	(8,500)
Vested	(17,500)

Outstanding at December 31, 2005	189,000	$14.86
Granted	869,000
Canceled	(102,497)
Vested	(74,909)

Outstanding at December 31, 2006	880,594	$12.29

As of December 31, 2006, there was $8.3 million of total unrecognized compensation expense related to non-vested restricted stock granted under the 2004 Plan. That cost is expected to be recognized over a weighted-average period of 2.4 years.

MARKETAXESS HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

11.	Commitments and Contingencies

The Company leases office space and equipment under non-cancelable lease agreements expiring at various dates through 2015. These leases are subject to escalation based on certain costs incurred by the landlord. Minimum rental commitments under such leases, net of sublease income, are as follows:

Year Ended December 31,	Minimum Rentals
(In thousands)

2007	$2,501
2008	2,509
2009	2,516
2010	1,375
2011	986
2012 and thereafter	3,578

The rental expense for the years ended December 31, 2006, 2005 and 2004 was $2.7 million, $2.0 million and $1.8 million, respectively, which is included in General and administrative expenses in the Consolidated Statements of Operations. Rental expense has been recorded based on the total minimum lease payments after giving effect to rent abatement and concessions, which are being amortized on a straight-line basis over the life of the lease, and sublease income.

The Company has entered into a sublease agreement on one of its leased properties through the April 2011 lease termination date. Monthly sublease income is $0.1 million. A loss on the sublease was recorded in 2001. The sublease loss accrual at December 31, 2006 and 2005 was $0.9 million and $1.1 million, respectively.

Between May 2002 and May 2005, the Company subleased a portion of a leased space in London. The sublessee exercised its early termination option as provided in the agreement and paid MarketAxess Europe an early termination fee of $0.2 million in May 2005. MarketAxess Europe now occupies the space.

The Company is contingently obligated for standby letters of credit that were issued to landlords for office space. The Company uses a U.S. government obligation as collateral for these standby letters of credit. This collateral is included with Securities and cash provided as collateral on the Consolidated Statements of Financial Condition and had a fair market value as of December 31, 2006 and 2005 of $3.3 million.

In June 2006, MarketAxess Corporation commenced operating an anonymous matching service for its broker-dealer clients. MarketAxess Corporation executes trades on a riskless principal basis, which are cleared and settled by an independent clearing broker. The securities clearing agreement that MarketAxess Corporation maintains with the independent clearing broker commenced in December 2004. Under the securities clearing agreement, MarketAxess Corporation maintains a collateral deposit with the clearing broker in the form of cash or U.S. government securities. As of December 31, 2006 and 2005, the collateral deposit included in Securities and cash provided as collateral on the Consolidated Statements of Financial Condition was $0.5 million. MarketAxess Corporation is exposed to credit risk in the event a contra-party does not fulfill its obligation to complete a transaction. Pursuant to the terms of the securities clearing agreement between MarketAxess Corporation and the independent clearing broker, the clearing broker has the right to charge MarketAxess Corporation for losses resulting from a counterparty’s failure to fulfill its contractual obligations. The losses are not capped at a maximum amount and apply to all trades executed through the clearing broker. At December 31, 2006, MarketAxess Corporation recorded no contingent liabilities with regard to this right.

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

MARKETAXESS HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the year ended December 31, 2006, the Company incurred severance payments related to terminated employees totaling $1.7 million. The severance payments were recorded in Employee compensation and benefits on the Consolidated Statements of Operations. As of December 31, 2006, $1.0 million remained unpaid and was recorded in Accrued employee compensation on the Consolidated Statements of Financial Condition. The Company anticipates that all accrued but unpaid amounts will be disbursed in 2007.

In January 2007, two former employees of the Company commenced arbitration proceedings before the National Association of Securities Dealers (“NASD”) against the Company arising out of the expiration of certain vested and unvested stock options and unvested restricted shares issued to them. The claims made by these two former employees total $4.5 million plus interest.

One former employee has alleged that the Company wrongfully prevented him from exercising his vested options when he sought to do so and that the Company wrongfully claimed that such options had expired on the previous day.

The other former employee has alleged that the Company wrongfully failed to accelerate the vesting of his then unvested options and restricted shares upon his termination and to waive the 90-day time period within which he was required to exercise his vested options. This former employee also alleges that he is entitled to a declaration that certain provisions in the Company’s 2004 Stock Incentive Plan are invalid and unenforceable under applicable law. He further alleges that he is entitled to a bonus for the approximately five months that he worked for the Company during 2006.

The Company believes that both cases are without merit and intends to vigorously defend them. The Company is required to answer, move or otherwise respond to both arbitration claims during March 2007. Based on currently available information, management believes that the likelihood of a material loss is not probable. Accordingly, no amounts have been provided in the accompanying financial statements. However, arbitration is subject to inherent uncertainties and unfavorable rulings could occur.

12.	Segment Information

The Company’s operations as an electronic multi-dealer platform for the trading of fixed-income securities constitute a single business segment pursuant to SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information.” Because of the highly integrated nature of the financial markets in which the Company competes and the integration of the Company’s worldwide business activities, the Company believes that results by geographic region or client sector are not necessarily meaningful in understanding its business.

MARKETAXESS HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

13.	Earnings Per Share

Basic and diluted earnings per share were as follows:

	Year Ended December 31,
	2006	2005	2004
	(In thousands, except share and per share amounts)

Basic earnings per share:
Net income	$5,421	$8,142	$57,587
Less: preferred stock dividends	—	—	(9,639)

Net income attributable to common stock	$5,421	$8,142	$47,948

Weighted-average common shares outstanding:
Common stock — voting	26,764,640	23,755,175	6,400,805
Common stock — non-voting	3,798,797	4,401,330	696,877

Weighted-average common shares outstanding	30,563,437	28,156,505	7,097,682

Basic earnings per share	$0.18	$0.29	$6.76

Diluted earnings per share:
Net income	$5,421	$8,142	$57,587
Weighted-average common shares and common stock equivalents outstanding:
Weighted-average common shares outstanding	30,563,437	28,156,505	7,097,682
Effect of dilutive shares
Redeemable convertible preferred stock converted to common stock — voting	—	—	15,835,603
Warrants	3,026,800	4,762,321	4,571,541
Stock options	1,344,208	2,593,520	3,133,818
Restricted shares	142,903	—	—

	35,077,348	35,512,346	30,638,644

Diluted earnings per share	$0.15	$0.23	$1.88

The following table summarizes the number of stock options excluded from the computation of diluted earnings per share because their effect would be antidilutive:

	Year Ended December 31,
	2006	2005	2004

Number of antidilutive stock options	2,231,578	1,670,373	141,594

14.	Accounting for Foreign Currency Forward Contracts and Hedging Activities

The Company enters into foreign currency forward contracts with a non-controlling stockholder to hedge its exposure to variability in foreign currency cash flows resulting from the net investments in its U.K. Subsidiaries. The Company assesses each foreign currency forward contract to ensure that it is highly effective at reducing the exposure being hedged. The Company designates each foreign currency forward contract as a hedge, assesses the risk management objective and strategy, including identification of the hedging instrument, the hedged item and the risk exposure and how effectiveness is to be assessed prospectively and retrospectively. These hedges are for a one-month or three-month period and are used to limit exposure to foreign currency exchange rate fluctuations. Gains or

MARKETAXESS HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

losses on foreign currency forward contracts designated as hedges are included in Accumulated Other Comprehensive (Loss) in the Consolidated Statements of Changes in Stockholders’ Equity.

A summary of the foreign currency forward contracts is as follows:

	Year Ended December 31,
	2006	2005	2004
		(In thousands)

Notional value	$17,419	$13,632	$8,311
Fair value of notional	17,381	13,538	8,333

15.	Retirement Savings Plan and Annual Performance Plan

The Company, through its U.S. and U.K. subsidiaries, offers its employees the opportunity to invest in defined contribution plans. For the years ending December 31, 2006, 2005 and 2004, the subsidiaries contributed $0.3 million, $0.1 million and $0, respectively, to the plans.

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

16.	Customer Concentration

During the years ended December 31, 2006, 2005 and 2004, no single broker-dealer client accounted for more than 10% of total revenue.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

     None

Item 9A.	Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures.  Our management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our “disclosure controls and procedures,” as that term is defined in Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of December 31, 2006. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective to ensure that information required to be disclosed by MarketAxess in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and to ensure that information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

(b) Management’s Annual Report on Internal Control Over Financial Reporting. See Item 8 of this Annual Report on Form 10-K.

(c) Attestation Report of the Independent Registered Public Accounting Firm. See Report of Independent Registered Public Accounting Firm included in Item 8 of this Annual Report on Form 10-K.

(d) Changes in Internal Control Over Financial Reporting.  There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2006 identified in connection with the evaluation thereof by our management, including the Chief Executive Officer and Chief Financial Officer, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this item is incorporated herein by reference to the sections entitled “Proposal 1 — Election of Directors” and “Executive Compensation — Section 16 (a) Beneficial Ownership Reporting Compliance” in the Company’s definitive Proxy Statement (the “Proxy Statement”) for the Annual Meeting of Stockholders to be held in the second quarter of 2007. The Company intends to file the Proxy Statement within 120 days after the end of its fiscal year (i.e., on or before April 30, 2007). The Company’s Code of Conduct applicable to directors and all employees, including senior financial officers, is available on the Company’s website at www.marketaxess.com. If the Company makes any amendments to its Code of Conduct that is required to be disclosed pursuant to the Exchange Act, the Company will make such disclosures on its website.

Item 11.	Executive Compensation

The information required by this item is incorporated herein by reference to the section entitled “Executive Compensation and Related Information” in the Company’s Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item with respect to the security ownership of certain beneficial owners and management is incorporated herein by reference to the section entitled “Security Ownership of Certain Beneficial Owners and Management” in the Company’s Proxy Statement.

The following table provides certain information regarding common stock authorized for issuance under the Company’s equity compensation plans as of December 31, 2006.

Equity Compensation Plan Information

			Number of Securities
			Remaining Available for
	Number of Securities		Future Issuance under
	to be Issued upon	Weighted-Average	Equity Compensation
	Exercise of	Exercise Price of	Plans (Excluding
	Outstanding Options,	Outstanding Options,	Securities Reflected
	Warrants and Rights	Warrants and Rights	in Column (a))
Plan Category	(a)	(b)	(c)

Equity compensation plans approved by stockholders(1)	4,846,471	$9.75	5,960,308
Equity compensation plans not approved by stockholders(2)	888,889	$2.70	—

Total	5,735,360	$8.66	5,960,308

(1)	These plans consist of the Company’s 2004 Stock Incentive Plan (Amended and Restated Effective April 28, 2006), 2001 Stock Incentive Plan and 2000 Stock Incentive Plan.

(2)	Represents the grant of a stock option made in February 2003 to a senior officer. This option is now fully vested.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

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

(b) Exhibit Listing

Number		Description

3.1		Intentionally omitted
3	.2*	Amended and Restated Certificate of Incorporation
3.3		Intentionally omitted
3	.4*	Amended and Restated Bylaws
4	.1*	Specimen Common Stock certificate
4	.2*	Sixth Amended and Restated Registration Rights Agreement
4	.3*	Form of Dealer Warrant
4	.4*	See Exhibits 3.2 and 3.4 for provisions defining the rights of holders of common stock and non-voting common stock of the registrant
10	.1*	Employment Agreement, dated as of May 3, 2004, by and between MarketAxess Holdings Inc. and Richard M. McVey#
10	.2(a)*	Restricted Stock Purchase Agreement, dated as of June 11, 2001, by and between MarketAxess Holdings Inc. and Richard M. McVey#
10	.2(b)*	Full Recourse Secured Promissory Note, dated June 11, 2001, by Richard M. McVey in favor of MarketAxess Holdings Inc.#
10	.2(c)*	Non-Recourse Secured Promissory Note, dated June 11, 2001, by Richard M. McVey in favor of MarketAxess Holdings Inc.#
10	.2(d)*	Stock Pledge Agreement, dated as of June 11, 2001, by and between MarketAxess Holdings Inc. and Richard M. McVey#
10	.2(e)*	Restricted Stock Purchase Agreement, dated as of July 1, 2001, by and between MarketAxess Holdings Inc. and Richard M. McVey#
10	.2(f)*	Full Recourse Secured Promissory Note, dated July 1, 2001, by Richard M. McVey in favor of MarketAxess Holdings Inc.#
10	.2(g)*	Non-Recourse Secured Promissory Note, dated July 1, 2001, by Richard M. McVey in favor of MarketAxess Holdings Inc.#
10	.2(h)*	Stock Pledge Agreement, dated as of July 1, 2001, by and between MarketAxess Holdings Inc. and Richard M. McVey#
10	.3*	Stock Option Agreement, dated February 7, 2003, by and between MarketAxess Holdings Inc. and Richard M. McVey#
10.4		Intentionally omitted
10.5		Intentionally omitted
10	.6*	MarketAxess Holdings Inc. Amended and Restated 2000 Stock Incentive Plan#
10	.7*	MarketAxess Holdings Inc. Amended and Restated 2001 Stock Incentive Plan#
10	.8*	Amendment No. 1 to the MarketAxess Holdings Inc. Amended and Restated 2001 Stock Incentive Plan#
10	.9*	Amendment to the MarketAxess Holdings Inc. 2001 and 2000 Stock Incentive Plans#

Number		Description

10	.10(a)	MarketAxess Holdings Inc. 2004 Stock Incentive Plan (amended and restated effective April 28, 2006)# (incorporated by reference to Appendix A to the registrant’s Proxy Statement for its Annual Meeting for Stockholders held on June 7, 2006, filed on May 1, 2006)
10	.10(b)	Form of Incentive Stock Option Agreement pursuant to the MarketAxess Holdings Inc. 2004 Stock Incentive Plan (amended and restated effective April 28, 2006)# (incorporated by reference to Appendix B to the registrant’s Proxy Statement for its Annual Meeting of Stockholders held on June 7, 2006, filed on May 1, 2006)
10	.10(c)	Form of Non Qualified Stock Option Agreement pursuant to the MarketAxess Holdings Inc. 2004 Stock Incentive Plan (amended and restated effective April 28, 2006)# (incorporated by reference to Appendix C to the registrant’s Proxy Statement for its Annual Meeting of Stockholders held on June 7, 2006, filed on May 1, 2006)
10	.11*	MarketAxess Holdings Inc. 2004 Annual Performance Incentive Plan#
10	.12*	Form of Indemnification Agreement
10.13		Restricted Stock Agreement Pursuant to MarketAxess Holdings Inc. 2004 Stock Incentive Plan, dated as of January 31, 2006, by and between MarketAxess Holdings Inc. and Richard M. McVey# (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K dated March 30, 2006)
10.14		Offer Letter dated August 21, 2006 between MarketAxess Holdings Inc. and T. Kelley Millet# (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K dated September 12, 2006)
10.15		Stock Option Agreement dated September 13, 2006 between MarketAxess Holdings Inc. and T. Kelley Millet# (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K dated September 13, 2006)
10.16		Restricted Stock Agreement dated September 13, 2006 between MarketAxess Holdings Inc. and T. Kelley Millet# (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K dated September 13, 2006)
10.17		Waiver and General Release, dated September 13, 2006, by and between MarketAxess Holdings Inc. and Thomas M. Thees# (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K dated September 21, 2006)
10.18		Settlement and Compromise Agreement, dated December 13, 2006, by and between MarketAxess Europe Limited and Iain N. Baillie# (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K dated December 13, 2006)
21	.1*	Subsidiaries of the Registrant
23	.1**	Consent of PricewaterhouseCoopers LLP
31	.1**	Certification by Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31	.2**	Certification by Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	.1**	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32	.2**	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Incorporated by reference to the identically-numbered exhibit to the registrant’s Registration Statement on Form S-1, as amended (Registration No. 333-112718).

**	Filed herewith.

#	Management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of the Securities Act of 1933, as amended, the registrant has duly caused this Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of New York, State of New York, on this 13th day of March, 2007.

MARKETAXESS HOLDINGS INC.

By:	/s/ Richard M. McVey
Richard M. McVey
Chief Executive Officer

Pursuant to the requirements of the Securities Act of 1933, as amended, this Form 10-K has been signed by the following persons in the capacities and on the dates indicated:

Signature	Title(s)	Date

/s/ Richard M. McVey Richard M. McVey	Chief Executive Officer and Chairman of the Board of Directors (principal executive officer)	March 13, 2007

/s/ James N.B. Rucker James N.B. Rucker	Chief Financial Officer (principal financial and accounting officer)	March 13, 2007

/s/ Stephen P. Casper Stephen P. Casper	Director	March 13, 2007

/s/ David G. Gomach David G. Gomach	Director	March 13, 2007

Carlos Hernandez	Director	March , 2007

/s/ Ronald M. Hersch Ronald M. Hersch	Director	March 13, 2007

/s/ Wayne D. Lyski Wayne D. Lyski	Director	March 13, 2007

/s/ Jerome S. Markowitz Jerome S. Markowitz	Director	March 13, 2007

/s/ Nicolas S. Rohatyn Nicolas S. Rohatyn	Director	March 13, 2007

/s/ John Steinhardt John Steinhardt	Director	March 13, 2007