Form 10-Q
period 2007-03-31
MARKETAXESS HOLDINGS INC
filed 2007-05-10
CIK 1278021

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT of 1934
For the quarterly period ended March 31, 2007
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
     Indicated by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     At May 9, 2007, the number of shares of the Registrant’s voting common stock outstanding was 31,047,181 and the number of shares of the Registrant’s non-voting common stock was 2,585,654.

MARKETAXESS HOLDINGS INC.
FORM 10-Q FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2007

PART I — Financial Information
Item 1. Financial Statements
MARKETAXESS HOLDINGS INC.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Unaudited)

	As of
	March 31, 2007	December 31, 2006
	(In thousands, except share and per share amounts)
ASSETS
Cash and cash equivalents	$68,291	$82,000
Securities and cash provided as collateral	3,765	3,798
Securities available-for-sale	44,438	49,015
Accounts receivable, including receivables from related parties of $6,688 and $8,579, respectively, net of allowance of $681 and $752 as of March 31, 2007 and December 31, 2006, respectively	19,998	17,429
Furniture, equipment and leasehold improvements, net of accumulated depreciation and amortization	3,896	4,304
Software development costs, net of amortization	6,357	6,610
Prepaid expenses and other assets	2,103	2,221
Deferred tax assets, net	40,326	38,901

Total assets	$189,174	$204,278

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Accrued employee compensation	$5,412	$12,813
Deferred revenue	952	857
Accounts payable, accrued expenses, and other liabilities, including payables to a related party of $59 and $110 as of March 31, 2007 and December 31, 2006, respectively	8,464	5,323

Total liabilities	14,828	18,993

Commitments and Contingencies (Note 12)
Stockholders’ equity
Preferred stock, $0.001 par value, 5,000,000 shares authorized and 0 shares issued and outstanding as of March 31, 2007 and December 31, 2006	—	—
Common stock voting, $0.003 par value, 110,000,000 shares authorized as of March 31, 2007 and December 31, 2006; 29,969,460 shares and 29,409,537 shares issued as of March 31, 2007 and December 31, 2006, respectively	90	88
Common stock non-voting, $0.003 par value, 10,000,000 authorized as of March 31, 2007 and December 31, 2006; 3,125,379 shares issued and outstanding as of March 31, 2007 and December 31, 2006	11	11
Warrants, 2,198,391 and 2,379,396 authorized, issued and outstanding as of March 31, 2007 and December 31, 2006, respectively	10,776	11,658
Additional paid-in capital	271,101	265,030
Receivable for common stock subscribed	(1,042)	(1,042)
Treasury stock — Common stock voting, at cost, 1,592,657 shares and 190,500 shares as of March 31, 2007 and December 31, 2006, respectively	(21,192)	(2,653)
Accumulated deficit	(84,624)	(87,074)
Accumulated other comprehensive loss	(774)	(733)

Total stockholders’ equity	174,346	185,285

Total liabilities and stockholders’ equity	$189,174	$204,278

The accompanying notes are an integral part of these consolidated financial statements.

MARKETAXESS HOLDINGS INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,
	2007	2006
	(In thousands, except share and per share amounts)
Revenues
Commissions
U.S. high-grade, including $5,964 and $5,553 from related parties for the three months ended March 31, 2007 and 2006, respectively	$13,682	$11,029
European high-grade, including $1,355 and $1,878 from related parties for the three months ended March 31, 2007 and 2006, respectively	4,754	4,338
Other, including $1,259 and $1,388 from related parties for the three months ended March 31, 2007 and 2006, respectively	2,257	2,120

Total commissions	20,693	17,487
Information and user access fees, including $186 and $270 from related parties for the three months ended March 31, 2007 and 2006, respectively	1,354	1,359
License fees	239	281
Investment income, including $528 and $214 from related parties for the three months ended March 31, 2007 and 2006, respectively	1,222	962
Other, including $102 and $134 from related parties for the three months ended March 31, 2007 and 2006, respectively	257	251

Total revenues	23,765	20,340

Expenses
Employee compensation and benefits	11,503	10,283
Depreciation and amortization	1,911	1,685
Technology and communications	1,763	2,052
Professional and consulting fees	1,836	2,551
Occupancy	749	830
Marketing and advertising	353	378
General and administrative, including $13 and $15 to related parties for the three months ended March 31, 2007 and 2006, respectively	1,181	1,162

Total expenses	19,296	18,941

Income before income taxes	4,469	1,399
Provision for income taxes	2,019	313

Net income	$2,450	$1,086

Net income per common share
Basic	$0.08	$0.04
Diluted	$0.07	$0.03
Weighted average shares used to compute net income per common share
Basic	30,813,478	29,814,296
Diluted	34,526,548	35,672,980
The accompanying notes are an integral part of these consolidated financial statements.

MARKETAXESS HOLDINGS INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY AND ACCUMULATED OTHER COMPREHENSIVE (LOSS)
(Unaudited)

						Treasury
		Common			Receivable	Stock		Accumulated
	Common	Stock		Additional	for Common	Common		Other	Total
	Stock	Non-		Paid-In	Stock	Stock	Accumulated	Comprehensive	Stockholders’
	Voting	Voting	Warrants	Capital	Subscribed	Voting	Deficit	(Loss)	Equity
	(In thousands)
Balance at December 31, 2006	$88	$11	$11,658	$265,030	$(1,042)	$(2,653)	$(87,074)	$(733)	$185,285
Comprehensive income:
Net income	—	—	—	—	—	—	2,450	—	2,450
Cumulative translation adjustment and foreign currency exchange hedge, net of tax	—	—	—	—	—	—	—	(41)	(41)

Total comprehensive income									2,409
Effect of adoption of FIN 48	—	—	—	324	—	—	—	—	324
Stock based compensation	—	—	—	1,596	—	—	—	—	1,596
Issuance of common stock related to exercise of stock options and grants of restricted stock	1	—	—	2,566	—	—	—	—	2,567
Excess tax benefit from stock based compensation	—	—	—	704	—	—	—	—	704
Exercise of warrants	1	—	(882)	881	—	—	—	—	—
Purchase of treasury stock	—	—	—	—	—	(18,539)	—	—	(18,539)

Balance at March 31, 2007	$90	$11	$10,776	$271,101	$(1,042)	$(21,192)	$(84,624)	$(774)	$174,346

The accompanying notes are an integral part of these consolidated financial statements.

MARKETAXESS HOLDINGS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2007	2006
	(In thousands)
Cash flows from operating activities
Net income	$2,450	$1,086
Adjustments to reconcile net income to net cash (used in) operating activities:	1,911	1,685
Depreciation and amortization
Stock based compensation expense	1,596	1,960
Deferred taxes	1,599	(448)
Provision for bad debts	79	43
Changes in operating assets and liabilities:
(Increase) in accounts receivable, including decrease (increase) of $1,891 and ($195) from related parties for the three months ended March 31, 2007 and 2006, respectively	(2,648)	(1,113)
Decrease in prepaid expenses and other assets	118	1,280
(Decrease) in accrued employee compensation	(7,401)	(9,011)
Increase (decrease) in deferred revenue	95	(274)
Increase (decrease) in accounts payable, accrued expenses and other liabilities, including (decrease) of ($51) and ($3) to related parties for the three months ended March 31, 2007 and 2006	441	(27)

Net cash (used in) operating activities	(1,760)	(4,819)

Cash flows from investing activities
Securities available-for-sale:
Proceeds from sales	11,305	12,200
Purchases	(6,728)	(12,293)
Securities and cash provided as collateral	33	35
Purchases of furniture, equipment and leasehold improvements	(348)	(1,089)
Capitalization of software development costs	(900)	(1,350)

Net cash provided by (used in) investing activities	3,362	(2,497)

Cash flows from financing activities
Proceeds from the exercise of stock options and issuance of restricted stock	2,567	634
Excess tax benefits from stock based compensation	704	613
Purchase of treasury stock — common stock voting	(18,539)	—

Net cash (used in) provided by financing activities	(15,268)	1,247

Effect of exchange rate changes on cash	(43)	38

Cash and cash equivalents
Net (decrease) for the period	(13,709)	(6,031)
Beginning of year	82,000	58,189

End of year	$68,291	$52,158

Supplemental cash flow information:
Cash paid during the year:
Income taxes paid	$40	$88
Non-cash activity:
Non-cash exerise of warrants and issuance of common stock	$882	$—
The accompanying notes are an integral part of these consolidated financial statements.

MARKETAXESS HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Unaudited
1. Organization and Principal Business Activity
     MarketAxess Holdings Inc. (the “Company”) was incorporated in the State of Delaware on April 11, 2000. Through its subsidiaries, the Company operates an electronic trading platform for corporate bonds and certain other types of fixed-income securities, through which the Company’s active institutional investor clients can access the liquidity provided by its broker-dealer clients. The Company’s multi-dealer trading platform allows its institutional investor clients to simultaneously request competitive, executable bids or offers from multiple broker-dealers, and to execute trades with the broker-dealer of their choice. The Company offers its clients the ability to trade U.S. high-grade corporate bonds, European high-grade corporate bonds, credit default swaps, agencies, high yield and emerging markets bonds. The Company’s DealerAxess® trading service allows dealers to trade fixed-income securities with each other on its platform. The Company also provides data and analytical tools that help its clients make trading decisions and facilitates the trading process by electronically communicating order information between trading counterparties. The Company’s current participating dealers are: ABN AMRO, Banc of America Securities, Barclays PLC, Bear Stearns, BNP Paribas, Calyon, Citigroup Global Markets, Credit Suisse, Deutsche Bank Securities, Dresdner Bank AG, DZ Bank AG, FTN Financial, Goldman Sachs, HSBC, ING Financial Markets, JPMorgan, Jefferies and Company, Lehman Brothers, Merrill Lynch, Morgan Stanley, RBC Capital Markets, The Royal Bank of Scotland, Santander Investment Securities, SG Corporate & Investment Banking, UBS and Wachovia Securities.
     The Company’s stockholder broker-dealer clients as of January 1, 2007 were Banc of America Securities, Bear Stearns, BNP Paribas, Credit Suisse, JPMorgan, Lehman Brothers and UBS. All of these broker-dealer clients constitute related parties of the Company (together, the “Stockholder Broker-Dealer Clients”). For 2006, a total of nine dealers were considered to be Stockholder Broker-Dealer Clients. See Note 8, “Related Parties.”
     The Company’s U.S. subsidiary, MarketAxess Corporation, is a registered broker-dealer with the U.S. Securities and Exchange Commission (“SEC”) and is a member of the National Association of Securities Dealers, Inc. (“NASD”). The Company also has three international subsidiaries: MarketAxess Europe Limited (“MarketAxess Europe”), which is registered as an Alternative Trading System dealer with the Financial Services Authority (“FSA”) in the United Kingdom (“U.K.”); MarketAxess Leasing Limited (collectively with MarketAxess Europe, the “U.K. Subsidiaries”); and MarketAxess Canada Limited, a Canadian subsidiary. MarketAxess Canada Limited has applied for registration as an Alternative Trading System dealer under the Securities Act of Ontario and is in the process of seeking approval for membership with the Investment Dealers Association of Canada.
2. Significant Accounting Policies
Basis of Presentation
     The Consolidated Financial Statements include the accounts of the Company and its subsidiaries. All intercompany transactions and balances have been eliminated.
     These Consolidated Financial Statements are unaudited and should be read in conjunction with the audited Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006. The consolidated financial information as of December 31, 2006 has been derived from audited financial statements not included herein.
     These unaudited Consolidated Financial Statements are prepared in accordance with accounting principles generally accepted in the United States and the rules and regulations of the SEC with respect to Form 10-Q and reflect all adjustments that, in the opinion of management, are normal and recurring, and which are necessary for a fair statement of the results for the interim periods presented. In accordance with such rules and regulations, certain disclosures that are normally included in annual financial statements have been omitted. Interim period operating results may not be indicative of the operating results for a full year.
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
Securities Available-for-Sale
     The Company classifies its marketable securities as Available-for-sale securities. Unrealized marketable securities gains and losses are reflected as a net amount under the caption of Accumulated other comprehensive loss on the Consolidated Statements of Financial Condition. Realized gains and losses are recorded on the Consolidated Statements of Operations in Other revenues. For the purpose of computing realized gains and losses, cost is determined on a specific identification basis.
     The Company assesses whether an other-than-temporary impairment loss on the investments has occurred due to declines in fair value or other market conditions. Declines in fair values that are considered other-than-temporary are recorded as charges in the Consolidated Statements of Operations.
Allowance for Doubtful Accounts
     The Company continually monitors collections and payments from its clients and maintains an allowance for doubtful accounts. The allowance for doubtful accounts is based upon the historical collection experience and specific collection issues that have been identified. Additions to the allowance for doubtful accounts are charged to bad debt expense, which is included in General and administrative expense in the Company’s Consolidated Statements of Operations.
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

MARKETAXESS HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Unaudited (Continued)
remaining amount is deferred and recognized ratably over the initial term of the agreement, which is generally three years. The Company anticipates that license fees will be a less material source of revenues on a going-forward basis.
Stock-Based Compensation for Employees
     The Company measures and recognizes compensation expense for all share-based payment awards made to employees in accordance with Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”). This statement requires that compensation expense for all share-based awards be recognized based on their estimated fair values measured as of the grant date. These costs are recognized as an expense in the Consolidated Statements of Operations over the requisite service period, which is typically the vesting period, with an offsetting increase to Additional paid-in capital. The Company adopted SFAS 123R using the modified prospective transition method, which required the application of the accounting standard as of January 1, 2006.
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
Foreign Currency Translation and Forward Contracts
     Assets and liabilities denominated in foreign currencies are translated using exchange rates at the end of the period; revenues and expenses are translated at average monthly rates. Gains and losses on foreign currency translation are a component of Accumulated other comprehensive loss on the Consolidated Statements of Financial Condition. Transaction gains and losses are recorded in General and administrative expense.
     The Company enters into foreign currency forward contracts to hedge its net investment in the U.K. Subsidiaries. In accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” gains and losses on these transactions are deferred and included in Accumulated other comprehensive loss on the Consolidated Statements of Financial Condition.
Earnings Per Share
     SFAS No. 128, “Earnings Per Share,” requires the presentation of basic and diluted earnings per share (“EPS”) in the Consolidated Statements of Operations. Basic EPS is computed by dividing the net income attributable to common stock by the weighted-average number of shares of common stock outstanding for the period. Diluted EPS is computed using the same method as basic EPS, but in the denominator, shares of common stock outstanding reflect the dilutive effect that could occur if convertible securities or other contracts to issue common stock were converted into or exercised for common stock.
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
Recent Accounting Pronouncements
     In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments” (“SFAS 155”). SFAS 155 is an amendment of SFAS No. 133 and SFAS No. 140. SFAS 155 permits companies to elect, on a deal-by-deal basis, to apply a fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation. SFAS 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. Adoption of SFAS 155 did not affect the Company’s Consolidated Financial Statements.

MARKETAXESS HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Unaudited (Continued)
     In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets” (“SFAS 156”). SFAS 156 amends SFAS No. 140. SFAS 156 requires that all separately recognized servicing assets and servicing liabilities be initially measured at fair value. For subsequent measurements, SFAS 156 permits companies to choose between an amortization method or a fair value measurement method for reporting purposes. SFAS 156 is effective as of the beginning of a company’s first fiscal year that begins after September 15, 2006. Adoption of SFAS 156 did not affect the Company’s Consolidated Financial Statements.
     In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109” (“FIN 48”) which applies to all tax positions accounted for under SFAS 109. A “tax position” includes current or future reductions in taxable income reported or expected to be reported on a tax return. FIN 48 supplements SFAS 109 by defining the confidence level that a tax position must meet in order to be recognized in the financial statements. The interpretation requires that the tax effects of a position be recognized only if it is “more-likely-than-not” (greater than 50% likelihood) to be sustained based solely on its technical merits as of the reporting date. In making this assessment, a company must assume that the taxing authorities will examine the position. As a result of the implementation of FIN 48 effective January 1, 2007, the Company recognized an increase in deferred tax assets of $3.0 million related to previously unrecognized tax benefits, which was accounted for as an increase to Additional paid-in capital of $0.3 million and an increase in accrued expenses of $2.7 million. See Note 7, “Income Taxes.”
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

	As of
	March 31, 2007	December 31, 2006
	(In thousands)
Net capital	$7,326	$14,982
Required net capital	(601)	(1,048)

Excess net capital	$6,725	$13,934

Ratio of aggregate indebtedness to net capital	1.23 to 1	1.05 to 1
     MarketAxess Corporation claims exemption from SEC Rule 15c3-3, as it does not hold customer securities or funds on account, as defined.

MARKETAXESS HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Unaudited (Continued)
     MarketAxess Europe is subject to certain financial resource requirements of the FSA. A summary of these financial resource requirements is as follows:

	As of
	March 31, 2007	December 31, 2006
	(In thousands)
Financial resources	$16,848	$14,882
Resource requirement	(8,230)	(4,372)

Excess financial resources	$8,618	$10,510

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
4. Securities
     The following is a summary of the Company’s Securities available-for-sale:

		Gross	Gross	Estimated
	Amortized	unrealized	unrealized	fair
	cost	gains	losses	value
	(In thousands)
As of March 31, 2007
Federal agency issues and municipal securities	$44,470	$2	$(34)	$44,438

Total Securities-available -for-sale	$44,470	$2	$(34)	$44,438

As of December 31, 2006
Federal agency issues and municipal securities	$48,036	$5	$(37)	$48,004
Corporate Bonds	1,010	1	—	1,011

Total Securities-available-for-sale	$49,046	$6	$(37)	$49,015

5. Furniture, Equipment and Leasehold Improvements
     Furniture, equipment and leasehold improvements, net, are comprised of the following:

	As of
	March 31, 2007	December 31, 2006
	(In thousands)
Computer hardward and related software	$15,555	$15,208
Office hardware	3,171	3,166
Furniture and fixtures	1,743	1,741
Accumulated depreciation	(17,191)	(16,488)

Total furniture and equipment, net	3,278	3,627

Leasehold improvements	2,223	2,221
Accumulated amortization	(1,605)	(1,544)

Total leasehold improvements, net	618	677

Total furniture, equipment and leasehold improvements, net	$3,896	$4,304

MARKETAXESS HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Unaudited (Continued)
6. Software Development Costs
     Software development costs, net, are comprised of the following:

	As of
	March 31, 2007	December 31, 2006
	(In thousands)
Software development costs	$14,878	$13,977
Accumulated amortization	(8,521)	(7,367)

Total software development costs, net	$6,357	$6,610

     During the three months ended March 31, 2007 and 2006, software development costs totaling $0.9 million and $1.4 million, respectively, were capitalized. Non-capitalized software costs and routine maintenance costs are expensed as incurred and are included in Employee compensation and benefits and Professional and consulting fees in the Consolidated Statements of Operations.
7. Income Taxes
     The provision for income taxes consists of the following:

	Three Months Ended March 31,
	2007	2006
	(In thousands)
Current:
Federal	$—	$13
State and local	—	6
Foreign	(9)	(26)

Total current provision	(9)	(7)

Deferred:
Federal	1,222	113
State and local	607	71
Foreign	199	136

Total deferred provision	2,028	320

Provision for income taxes	$2,019	$313

The following is a summary of the Company’s net deferred tax assets:

	As of
	March 31, 2007	December 31, 2006
	(In thousands)
Deferred tax assets and liabilities	$40,986	$53,669
Valuation allowance	(660)	(14,768)

Deferred tax assets, net	$40,326	$38,901

     The Company or one of its subsidiaries files U.S. federal, state and foreign income tax returns. With the exception of New York state, all U.S. federal, state and U.K. income tax returns have not been subject to audit. The Company’s New York state franchise and city tax returns for 2000 through 2003 are currently under examination. While the Company cannot estimate when the examination will conclude, no material adjustments have been proposed or are expected.
     As a result of the implementation of FIN 48 effective January 1, 2007, the Company recognized an increase in deferred tax assets of $3.0 million related to previously unrecognized tax benefits, which was accounted for as an increase to Additional paid-in capital of $0.3 million and an increase in accrued expenses of $2.7 million. Unrecognized tax benefits as of January 1, 2007 and March 31, 2007 were $2.7 million. If recognized, this entire amount would impact the effective tax rate. In accordance with FIN 48, certain deferred tax assets aggregating $14.1 million were no longer recognized and the related valuation allowance was reversed.

MARKETAXESS HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Unaudited (Continued)
     The Company recognizes interest accrued related to unrecognized tax benefits and penalties in General and Administrative expenses. As of the adoption date of FIN 48, accrued interest and penalties associated with any unrecognized tax benefits were zero. Nor was any interest expense recognized for the three months ended March 31, 2007.
     In the first quarter of 2007, MarketAxess Holdings Inc. experienced an ownership change within the meaning of Section 382 of the Internal Revenue Code. The Company does not believe that this ownership change significantly impacts the ability to utilize existing net operating loss carryforwards
8. Related Parties
     The Company generates commissions, information and user access fees and other income and related accounts receivable balances from Stockholder Broker-Dealer Clients or their affiliates. In addition, three Stockholder Broker-Dealer Clients act in an investment advisory, custodial and cash management capacity for the Company. The Company incurs investment advisory and bank fees in connection with these arrangements. As of the dates and for the periods indicated below, the Company had the following balances and transactions with the Stockholder Broker-Dealer Clients or their affiliates:

	As of
	March 31, 2007	December 31, 2006
	(In thousands)
Cash and cash equivalents	$30,367	$33,050
Accounts receivable	6,688	8,579
Accounts payable, accrued expenses and other liabilities	59	110

	Three Months Ended March 31,
	2007	2006
	(In thousands)
Commissions	$8,578	$8,819
Information and user access fees	186	270
Investment income	528	214
Other income	102	134
General and administrative	13	15
9. Stockholders’ Equity
     As of March 31, 2007 and December 31, 2006, the Company had 110,000,000 authorized shares of common stock and 10,000,000 authorized shares of non-voting common stock. Common stock entitles the holder to one vote per share of common stock held.
     During the three months ended March 31, 2007, one Stockholder Broker-Dealer Client converted 180,808 warrants into 180,770 shares of common stock through a non-cash exercise. The exercise of warrants in the current period and prior years resulted in an unrecognized deferred tax asset of $7.8 million which will be recorded as an increase to Additional paid-in capital once the tax benefit serves to reduce taxes payable in future years.
     In October 2006, the Board of Directors of the Company authorized a share repurchase program for up to $40.0 million of the Company’s common stock. The Company intends to repurchase the shares in the open market or through privately negotiated transactions, at times and prices considered appropriate by the Company. Shares repurchased under the program will be held in treasury for future use. During the three months ended March 31, 2007, a total of 1,402,157 shares were repurchased at a cost of $18.5 million. A total of 1,592,657 shares have been repurchased at an aggregate cost of $21.2 million from the inception of the repurchase program through March 31, 2007.

MARKETAXESS HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Unaudited (Continued)
10. Stock Based Compensation Plans
     Stock based compensation expense for the three months ended March 31, 2007 and 2006 was as follows:

	Three Months Ended March 31,
	2007	2006
	(In thousands)
Employee:
Stock options	$913	$938
Restricted stock	563	838

	1,476	1,776

Non-employee directors and consultants:
Stock options	39	131
Restricted stock	81	53

	120	184

Total stock based compensation	$1,596	$1,960

     The Company records stock compensation for employees in Employee compensation and benefits and for non-employee directors and consultants in General and administrative expenses in the Consolidated Statements of Operations.
     In the first quarter of 2007, the Company granted to employees a total of 568,500 options to purchase shares of the Company’s common stock and 12,000 shares of restricted stock. Based on the Black-Scholes-Merton closed-form model, the weighted average fair value for each option granted was $5.94 per share. The fair value of the restricted stock granted was based on a weighted average grant date fair value of $12.96 per share. The total pre-forfeiture compensation expense for such awards measured on the date of grant amounted to $3.5 million and will be recognized over a three-year requisite service period.
11. Earnings Per Share
     A reconciliation of basic to diluted weighted average shares of common stock is as follows:

	Three Months Ended March 31,
	2007	2006
Common stock — voting	27,688,099	25,412,966
Common stock — non-voting	3,125,379	4,401,330

Basic weighted average shares outstanding	30,813,478	29,814,296

Effect of dilutive shares:
Warrants	2,318,930	3,674,401
Stock options and restricted stock	1,394,140	2,184,283

Diluted weighted average shares outstanding	34,526,548	35,672,980

     Stock options totaling 1,078,851 and 1,648,274 for the three months ended March 31, 2007 and 2006, respectively, were excluded from the computation of diluted earnings per share because their effect would have been antidilutive.

MARKETAXESS HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Unaudited (Continued)
12. Commitments and Contingencies
     The Company leases office space and equipment under non-cancelable lease agreements expiring at various dates through 2015. These leases are subject to escalation based on certain costs incurred by the landlord. Minimum rental commitments under such leases, net of sublease income, are as follows:

Minimum Rentals
(In thousands)
Remainder of 2007	$1,879
2008	2,513
2009	2,521
2010	1,379
2011	990
2012 and thereafter	3,595
     Rental expense for the three months ended March 31, 2007 and 2006 was $0.7 million and $0.6 million, respectively, which is included in Occupancy expenses in the Consolidated Statements of Operations. Rental expense has been recorded based on the total minimum lease payments after giving effect to rent abatement and concessions, which are being amortized on a straight-line basis over the life of the lease, and sublease income.
     The Company has entered into a sublease agreement on one of its leased properties through the April 2011 lease termination date. Monthly sublease income is $0.1 million. A loss on the sublease was recorded in 2001. The sublease loss accrual at March 31, 2007 and December 31, 2006 was $0.8 million and $0.9 million, respectively.
     The Company is contingently obligated for standby letters of credit that were issued to landlords for office space. The Company uses a U.S. government obligation as collateral for these standby letters of credit. This collateral is included with Securities and cash provided as collateral on the Consolidated Statements of Financial Condition and had a fair market value as of March 31, 2007 and December 31, 2006 of $3.3 million.
     In June 2006, MarketAxess Corporation commenced operating an anonymous matching service for its broker-dealer clients. MarketAxess Corporation executes trades on a riskless principal basis, which are cleared and settled by an independent clearing broker. The securities clearing agreement that MarketAxess Corporation maintains with the independent clearing broker commenced in December 2004. Under the securities clearing agreement, MarketAxess Corporation maintains a collateral deposit with the clearing broker in the form of cash or U.S. government securities. As of March 31, 2007 and December 31, 2006, the collateral deposit included in Securities and cash provided as collateral on the Consolidated Statements of Financial Condition was $0.5 million. MarketAxess Corporation is exposed to credit risk in the event a contra-party does not fulfill its obligation to complete a transaction. Pursuant to the terms of the securities clearing agreement between MarketAxess Corporation and the independent clearing broker, the clearing broker has the right to charge MarketAxess Corporation for losses resulting from a counterparty’s failure to fulfill its contractual obligations. The losses are not capped at a maximum amount and apply to all trades executed through the clearing broker. At March 31, 2007, MarketAxess Corporation recorded no contingent liabilities with regard to this right.
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
     In January 2007, two former employees of the Company commenced arbitration proceedings before the NASD against the Company arising out of the expiration of certain vested and unvested stock options and unvested restricted shares issued to them. The claims made by these two former employees total $4.5 million plus interest.
     One of the former employees has alleged that the Company wrongfully prevented him from exercising his vested options when he sought to do so and that the Company wrongfully claimed that such options had expired on the previous day.

MARKETAXESS HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Unaudited (Continued)
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
     The Company believes that both cases are without merit and intends to vigorously defend them. The Company answered both arbitration claims during March 2007. Based on currently available information, management believes that the likelihood of a material loss is not probable. Accordingly, no amounts have been provided in the accompanying financial statements. However, arbitration is subject to inherent uncertainties and unfavorable rulings could occur.

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
Executive Overview
     MarketAxess operates one of the leading platforms for the electronic trading of corporate bonds and certain other types of fixed-income securities. Through our platform, more than 680 active institutional investor client firms (firms that executed at least one trade through our electronic trading platform between April 2006 and March 2007) can access the aggregate liquidity provided by the collective interest of our 26 broker-dealer clients in buying or selling bonds through our platform. Our active institutional investor clients include investment advisers, mutual funds, insurance companies, public and private pension funds, bank portfolios and hedge funds. We also provide data and analytical tools that help our clients make trading decisions and we facilitate the trading process by electronically communicating order information between trading counterparties. Our revenues are primarily generated from the trading of U.S. and European high-grade corporate bonds.
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
     The majority of our revenues are derived from commissions for trades executed on our platform that are billed to our broker-dealer clients on a monthly basis. We also derive revenues from information and user access fees, license fees, investment income and other income. Our expenses consist of employee compensation and benefits, depreciation and amortization, technology and communication expenses, professional and consulting fees, occupancy, marketing and advertising and other general and administrative expenses.
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
     We have historically earned a substantial portion of our commissions and overall revenues from broker-dealer clients that are (or whose affiliates are) our stockholders. For 2006, a total of nine dealers were considered to be Stockholder Broker-Dealer Clients. The number of Stockholder Broker-Dealer Clients has been reduced from nine for the three months ended March 31, 2006 to seven for the three months ended March 31, 2007. The percentage of our revenues derived from our Stockholder Broker-Dealer Clients has been declining. For the three months ended March 31, 2007, the percentage decreased to 39.5% from 46.4% for the three months ended March 31, 2006. Affiliates of most of our Stockholder Broker-Dealer Clients are also among our institutional investor clients. A table detailing the amount of revenues generated by the seven Stockholder Broker-Dealer Clients as of January 1, 2007 (Banc of America Securities, Bear Stearns, BNP Paribas, Credit Suisse, JPMorgan, Lehman Brothers and UBS), and their respective affiliates, as well as the corresponding percentage of total revenues, is provided below for the three months ended March 31, 2007 and 2006.

	Three Months Ended March 31,
	2007		2006
		% of		% of
	$	Revenues	$	Revenues
	($ in thousands)
Commissions	$8,578	36.1%	$8,819	43.4%
Information and user access fees	186	0.8	270	1.3
Investment income	528	2.2	214	1.1
Other	102	0.4	134	0.7

	$9,394	39.5%	$9,437	46.4%

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
     U.S. High-Grade Corporate Bond Commissions On June 1, 2005, we introduced a new fee plan primarily for secondary market transactions in U.S. high-grade corporate bonds executed on our institutional client to multi-dealer electronic trading platform. Most of our U.S. high-grade broker-dealer clients signed new two-year agreements in 2005. The agreements incorporate higher fixed monthly fees and lower variable fees for our broker-dealer clients than the previous U.S. high-grade corporate transaction fee plans and incorporate volume incentives to our broker-dealer clients that are designed to increase the volume of transactions effected on our platform. Under the fee plan, we electronically add the variable fee to the spread quoted by the broker-dealer client but do not charge for inquiries that an institutional investor client sends to a single broker-dealer client. The combination of higher fixed and lower variable fees in the plan results in higher revenue to us at lower volume levels but will limit revenue growth in the future for U.S. high-grade corporate bond trading as volume levels increase. For trades on our DealerAxess® dealer-to-dealer electronic trading platform, we charge a fee to the broker-dealer client involved in the transaction that is based on the size of the transaction and the maturity of the bond traded. Monthly minimum fees apply to certain dealers participating on the DealerAxess® platform in their first year of trading. The majority of the monthly minimum commitments expire as of June 30, 2007.
     European High-Grade Corporate Bond Commissions For European high-grade corporate bond trades, broker-dealer transaction fees vary based on the type of bond traded. Different fee schedules apply to fixed rate and floating rate bonds. Within the schedule for fixed rate bonds, the fee varies depending on whether the bond is a corporate or a sovereign issue. For corporate bonds, the fee also varies depending on the maturity of the issue. This fee schedule applies a tiered fee structure, which reduces the fee per trade upon the attainment of certain specified amounts of monthly commissions generated by a particular broker-dealer and does not carry a fixed monthly fee or fee cap.
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
Other Revenue Trends
     In addition to the commissions discussed above, we earn revenue from information services fees paid by institutional investor and broker-dealer clients, from license fees and from income on investments.
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
     Investment Income Investment income consists of income earned on our investments. In November 2006, we commenced a $40.0 million share repurchase program. Investment income will decline as we use our cash to purchase our common stock under the share repurchase program.
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
     Occupancy Occupancy costs consist primarily of office and equipment rent, utilities and commercial rent tax.
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
     General and Administrative General and administrative expense consists primarily of general travel and entertainment, board of directors expenses, charitable contributions, provision for doubtful accounts, and various state franchise and U.K. value-added taxes.
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
     In June 2006, the FASB issued FIN 48 which applies to all tax positions accounted for under SFAS 109. A “tax position” includes current or future reductions in taxable income reported or expected to be reported on a tax return. FIN 48 supplements SFAS 109 by defining the confidence level that a tax position must meet in order to be recognized in the financial statements. The interpretation requires that the tax effects of a position be recognized only if it is “more-likely-than-not” (greater than 50% likelihood) to be sustained based solely on its technical merits as of the reporting date. In making this assessment, a company must assume that the taxing authorities will examine the position. As a result of the implementation of FIN 48 effective January 1, 2007, the Company recognized an increase in deferred tax assets of $3.0 million related to previously unrecognized tax benefits, which was accounted for as an increase to Additional paid-in capital of $0.3 million and an increase in accrued expenses of $2.7 million.
     Other than the adoption of FIN 48 effective January 1, 2007, there were no significant changes to our critical accounting policies and estimates during the three months ended March 31, 2007, as compared to those we disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2006.
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

Statistical Information
     Our trading volume for each of the periods presented was as follows:

	Three Months Ended March 31,
	2007	2006
Trading Volume Data (in billions)
U.S. high-grade — multi dealer	$55.9	$40.6
U.S. high-grade — single dealer	4.9	5.3

Total U.S. high-grade	60.8	45.9
European high-grade	28.3	24.0
Other	15.3	14.6

Total	$104.4	$84.5

Number of U.S. Trading Days	62	62
Number of U.K. Trading Days	64	64
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
     Our active institutional investor clients (firms that executed at least one trade through our electronic trading platform for the twelve months ended March 31, 2007 and 2006, respectively) and our broker-dealer clients as of March 31, 2007 and 2006 were as follows:

	March 31,
	2007	2006
Institutional Investor Clients:
U.S.	465	441
Europe	224	234

Total	689	675

Broker-Dealer Clients	26	25

Results of Operations
Three Months Ended March 31, 2007 Compared to Three Months Ended March 31, 2006
Overview
     Total revenues increased by $3.4 million or 16.8% to $23.8 million for the three months ended March 31, 2007 from $20.3 million for the three months ended March 31, 2006. This increase in total revenues was primarily due to increases in total commissions of $3.2 million and investment income of $0.3 million.
     Total expenses increased by $0.4 million or 1.9% to $19.3 million for the three months ended March 31, 2007 from $18.9 million for the three months ended March 31, 2006. This increase was primarily due to an increase of $1.2 million in employee compensation and benefits offset by declines in professional and consulting fees of $0.7 million and technology and communications expenses of $0.3 million.
     For the three months ended March 31, 2007, income before taxes increased by $3.1 million or 219.4% to $4.5 million compared to $1.4 million for the three months ended March 31, 2006. Net income increased by $1.4 million or 125.6% to $2.4 million compared to $1.1 million for three months ended March 31, 2006.

Revenues
     Our revenues and percentage of revenues for the three months ended March 31, 2007 and 2006, and the resulting dollar and percentage changes, were as follows:

	Three Months Ended March 31,
	2007		2006
		% of		% of	$	%
	$	Revenues	$	Revenues	Change	Change
	($ in thousands)
Revenues
Commissions
U.S. high-grade	$13,682	57.6%	$11,029	54.2%	$2,653	24.1%
European high-grade	4,754	20.0	4,338	21.3	416	9.6
Other	2,257	9.5	2,120	10.4	137	6.5

Total commissions	20,693	87.1	17,487	86.0	3,206	18.3
Information and user access fees	1,354	5.7	1,359	6.7	(5)	(0.4)
License fees	239	1.0	281	1.4	(42)	(14.9)
Investment income	1,222	5.1	962	4.7	260	27.0
Other	257	1.1	251	1.2	6	2.4

Total revenues	$23,765	100.0%	$20,340	100.0%	$3,425	16.8%

Commissions. Total commissions increased by $3.2 million or 18.3% to $20.7 million for the three months ended March 31, 2007 from $17.5 million for the three months ended March 31, 2006. The following table shows the extent to which the increase in commissions for the three months ended March 31, 2007 as compared to the three months ended March 31, 2006 was attributable to transaction volumes, fixed monthly distribution and DealerAxess® minimum fees and the average level of variable transaction fees:

	Change from Three Months Ended March 31, 2006
	U.S. High-	European High-
	Grade	Grade	Other	Total
	(In thousands)
Volume increases	$1,253	$777	$102	$2,132
Fixed monthly distribution fees	488	—	—	488
DealerAxess® minimum fees	1,544	—	—	1,544
Average variable transaction fees	(632)	(361)	35	(958)

Total commissions increase	$2,653	$416	$137	$3,206

     U.S. high-grade, European high-grade and Other experienced overall volume improvements of 32.5%, 17.9% and 4.8%, respectively. The increase in U.S. high-grade volume was due primarily to an increase in the Company’s estimated market share of total U.S. high-grade corporate bond volume as reported by NASD Trade Reporting and Compliance Engine (“TRACE”) from 7.6% for the three months ended March 31, 2006 to 9.4% for the three months ended March 31, 2007 and bond trading between broker dealer clients through our DealerAxess® product launched in June 2006. Estimated NASD TRACE U.S. high-grade volume increased from $602.3 billion for the three months ended March 31, 2006 to $649.3 billion for the three months ended March 31, 2007. The European high-grade volume increases were attributable to foreign currency exchange changes and an increase in the local currency volume of trading. The fixed monthly U.S. high-grade distribution fees were $7.7 million for the three months ended March 31, 2007, compared to $7.2 million for the three months ended March 31, 2006. The DealerAxess® monthly minimum fees were $1.5 million for the three months ended March 31, 2007. The majority of the minimum fee commitments expire as of June 30, 2007. There were no DealerAxess® monthly minimum fees for the three months ended March 31, 2006.

     Our average fees per million for the three months ended March 31, 2007 and 2006 were as follows:

	Three Months Ended March 31,
	2007	2006
Average Fee Per Million
U.S. high-grade	$225	$240
European high-grade	$168	$181
Other	$148	$145
All Products	$198	$207
     The U.S. high-grade average fee per million is calculated for each period presented using both the variable transaction fees and the fixed monthly fees paid by our broker-dealer clients. The U.S. high-grade average fee per million decreased due to the structure of our fee plan, which has a combination of fixed monthly distribution fees and variable transaction fees, resulting in lower average fees per million at higher trading volumes, and the shorter maturity of trades executed on the platform. Excluding revenues and volumes associated with DealerAxess®, U.S. high-grade fees per million were $206 for the three months ended March 31, 2007. The decrease in the European high-grade average fee per million for the three months ended March 31 2006 as compared to the three months ended March 31, 2007 resulted from higher trading volumes in floating-rate notes, which have lower fees per million.
     Information and User Access Fees. Information and user access fees were $1.4 million for both the three months ended March 31, 2007 and 2006.
     License Fees. License fees decreased to $0.2 million for the three months ended March 31, 2007 from $0.3 million for the three months ended March 31, 2006. The decrease was due to a decline in the amortization of deferred license fee, partially offset by the recognition of a portion of the initial license fee from one new dealer that went live on the platform in March 2007. We anticipate that license fees will be a less material source of revenues for us on a going-forward basis.
     Investment Income. Investment income increased to $1.2 million for the three months ended March 31, 2007 from $1.0 million for the three months ended March 31, 2006. This increase was primarily due to higher Cash and cash equivalents and Securities available-for-sale balances and a rise in interest rates during the three months ended March 31, 2007 as compared to the three months ended March 31, 2006.
     Other. Other revenues were $0.3 million for both the three months ended March 31, 2007 and 2006.
Expenses
     Our expenses and percentage of revenues for the three months ended March 31, 2007 and 2006, and the resulting dollar and percentage changes, were as follows:

	Three Months Ended March 31,
	2007		2006
		% of		% of	$	%
	$	Revenues	$	Revenues	Change	Change
	($ in thousands)
Expenses
Employee compensation and benefits	$11,503	48.4%	$10,283	50.6%	$1,220	11.9%
Depreciation and amortization	1,911	8.0	1,685	8.3	226	13.4
Technology and communications	1,763	7.4	2,052	10.1	(289)	(14.1)
Professional and consulting fees	1,836	7.7	2,551	12.5	(715)	(28.0)
Occupancy	749	3.2	830	4.1	(81)	(9.8)
Marketing and advertising	353	1.5	378	1.9	(25)	(6.6)
General and administrative	1,181	5.0	1,162	5.7	19	1.6

Total expenses	$19,296	81.2%	$18,941	93.1%	$355	1.9%

     Employee Compensation and Benefits. Employee compensation and benefits increased by $1.2 million or 11.9% to $11.5 million for the three months ended March 31, 2007 from $10.3 million for the three months ended March 31, 2006. This increase was primarily attributable to higher incentive compensation of $0.8 million, increased payroll taxes of $0.3 million and lower capitalization of wages for software development of $0.3 million. These increases were offset by a reduction in stock compensation costs of $0.3 million.
     Depreciation and Amortization. Depreciation and amortization expense increased by $0.2 million or 13.4% to $1.9 million for the three months ended March 31, 2007 from $1.7 million for the three months ended March 31, 2006. This increase was attributable to increased amortization of capitalized software development costs for our credit default swap and DealerAxess® products. For the three months ended March 31, 2007, we capitalized $0.9 million of software development costs and $0.3 million of computer and related equipment purchases.
     Technology and Communications. Technology and communications expense decreased by $0.3 million or 14.1% to $1.8 million for the three months ended March 31, 2007 from $2.1 million for the three months ended March 31, 2006. This decrease was attributable to reduced costs relating to the purchase of market data and data center hosting costs.
     Professional and Consulting Fees. Professional and consulting fees decreased by $0.7 million or 28.0% to $1.8 million for the three months ended March 31, 2007 from $2.6 million for the three months ended March 31, 2006. This decrease was primarily due to lower information technology and non-technology consulting costs of $0.5 million and accounting and tax fees of $0.5 million offset by higher recruiting fees of $0.3 million.
     Occupancy. Occupancy costs were $0.8 million for both the three months ended March 31, 2007 and 2006.
     Marketing and Advertising. Marketing and advertising expense were $0.4 million for both the three months ended March 31, 2007 and 2006.
     General and Administrative. General and administrative expense were $1.2 million for both the three months ended March 31, 2007 and 2006.
Provision for Income Tax
     For the three months ended March 31, 2007 and 2006, we recorded an income tax provision of $2.0 million and $0.3 million, respectively. With the exception of the payment of certain state and local taxes, the provision for income taxes was a non-cash expense since we had available net operating loss carryforwards and tax credits to offset the cash payment of taxes.
     Our consolidated effective tax rate for the three months ended March 31, 2007 was 45.2% compared to 22.4% for the three months ended March 31, 2006. The 2007 provision includes an adjustment to the deferred tax asset balance of $0.2 million to reflect the tax rate anticipated to be in effect when temporary differences are expected to reverse. This adjustment increased the effective tax rate for the three months ended March 31, 2007 by 5.2 percentage points. The 2006 tax provision included an adjustment to the deferred tax liability of $0.2 million which reduced the effective tax rate by 11.5 percentage points. Our consolidated effective tax rate can vary from period to period depending on, among other factors, the geographic and business mix of our earnings and change in tax legislation.
Recent Developments
     On May 2, 2007, we issued a press release announcing our results of operations for the three months ended March 31, 2007. The press release included consolidated condensed balance sheet data as of March 31, 2007 and December 31, 2006. Subsequent to the issuance of the press release, we concluded that it was appropriate to adjust the adoption impact of FIN 48, which affected certain March 31, 2007 balance sheet accounts. As a result, deferred tax assets decreased by $3.6 million, total liabilities increased by $0.8 million and total stockholders’ equity decreased by $4.4 million from the amounts reported in the press release. The adjustment had no effect on the Consolidated Statements of Operations or earnings per share reported in the press release, nor did it affect our cash position.
Liquidity and Capital Resources
     Since our inception, we have met our funding requirements through the issuance of our preferred stock, internally generated funds and our initial public offering in November 2004. Cash and cash equivalents and Securities available-for-sale totaled $112.7 million at March 31, 2007. Current assets consist of Cash and cash equivalents, Securities available-for-sale, Accounts receivable and Prepaid expenses and other assets. Current assets represented 71.3% of total assets as of March 31, 2007. In addition, our current ratio, which is computed by dividing current assets by current liabilities, was 9.1 to 1 at March 31, 2007. Current liabilities were comprised of Accrued employee compensation, Deferred revenue and Accounts payable and accrued expenses. We have no long-term or short-term debt and do not maintain bank lines of credit.
     On October 26, 2006, our Board of Directors authorized a stock repurchase program for up to $40.0 million of our common stock. Shares repurchased under the program will be held in treasury for future use. During the three months ended March 31, 2007, a total of 1,402,157 shares were repurchased at a cost of $18.5 million. A total of 1,592,657 shares have been repurchased at an aggregate cost of $21.2 million from the inception of the repurchase program through March 31, 2007.
     Our cash flows for the periods presented below were as follows:

	Three Months Ended March 31,
	2007	2006
	(In thousands)
Net cash (used in) operating activities	$(1,760)	$(4,819)
Net cash provided by (used in) investing activities	3,362	(2,497)
Net cash (used in) provided by financing activities	(15,268)	1,247
Effect of exchange rate changes on cash	(43)	38

Net (decrease) for the period	$(13,709)	$(6,031)

Operating Activities
     Net cash used in operating activities of $1.8 million for the three months ended March 31, 2007 consisted of net income of $2.5 million, adjusted for non-cash charges, primarily consisting of depreciation and amortization of $1.9 million, stock based compensation expense of $1.6 million and deferred taxes of $1.6 million offset by an increase in cash used for working capital of $9.4 million, primarily as a result of the payment of annual incentive bonuses of $10.8 million in January 2007 and an increase in accounts receivable of $2.6 million.
     Net cash used in operating activities of $4.8 million for the three months ended March 31, 2006 consisted of net income of $1.1 million, adjusted for non-cash charges, primarily consisting of depreciation and amortization of $1.7 million and stock based compensation expense of $2.0 million offset by an increase in cash used for working capital of $9.2 million, primarily as a result of the payment of annual incentive bonuses of $11.0 million in January 2006.
Investing Activities
     Net cash provided by investing activities of $3.4 million for the three months ended March 31, 2007 primarily consisted of net proceeds from the sales of securities available-for-sale of $4.6 million offset by purchases of furniture, equipment and leasehold improvements of $0.3 million and capitalization of software development costs of $0.9 million.
     Net cash used in investing activities of $2.5 million for the three months ended March 31, 2006 primarily consisted of purchases of furniture, equipment and leasehold improvements of $1.1 million and capitalization of software development costs of $1.4 million.
Financing Activities
     Net cash used in financing activities of $15.3 for the three months ended March 31, 2007 consisted of the purchase of treasury stock of $18.5 million offset by proceeds from the exercise of stock options and issuance of restricted stock of $2.6 million and excess tax benefits of $0.7 million.
     Net cash provided by financing activities of $1.2 million for the three months ended March 31, 2006 consisted of proceeds from the exercise of stock options and issuance of restricted stock of $0.6 million and excess tax benefits of $0.6 million.
     Past trends of cash flows are not necessarily indicative of future cash flow levels. A decrease in cash flows may have a material adverse effect on our liquidity, business and financial condition.
Other Factors Influencing Liquidity and Capital Resources
     We are dependent on our broker-dealer clients, seven of which were also our stockholders as of January 1, 2007, who are not restricted from buying and selling fixed-income securities, directly or through their own proprietary or third-party platforms, with institutional investors. None of our broker-dealer clients is contractually or otherwise obligated to continue to use our electronic trading platform. The loss of, or a significant reduction in the use of our electronic platform by, our broker-dealer clients could reduce our cash flows, affect our liquidity and have a material adverse effect on our business, financial condition and results of operations.

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
     We have two major operating subsidiaries, MarketAxess Corporation and MarketAxess Europe Limited. MarketAxess Corporation is a registered broker-dealer in the U.S. and MarketAxess Europe Limited is a registered alternative trading system in the U.K. As such, they are subject to minimum regulatory capital requirements imposed by their respective market regulators that are intended to ensure general financial soundness and liquidity based on certain minimum capital requirements. The U.S. and the U.K. regulations prohibit a registrant from repaying borrowings from its parent or affiliates, paying cash dividends, making loans to its parent or affiliates or otherwise entering into transactions that result in a significant reduction in its regulatory net capital position without prior notification to or approval from its principal regulator. The capital structures of our subsidiaries are designed to provide each with capital and liquidity consistent with its business and regulatory requirements. As of March 31, 2007, MarketAxess Corporation had net capital of $7.3 million, which was $6.7 million in excess of its required minimum net capital of $0.6 million. MarketAxess Europe Limited had financial resources, as defined by the FSA, of $16.9 million, which was $8.7 million in excess of its required financial resources of $8.2 million.
     In June 2006, our U.S. subsidiary, MarketAxess Corporation, commenced operating an anonymous matching service for its broker-dealer clients. MarketAxess Corporation executes trades on a riskless principal basis, which are cleared and settled by an independent clearing broker. The securities clearing agreement that MarketAxess Corporation maintains with the independent clearing broker commenced in December 2004. Under the securities clearing agreement, MarketAxess Corporation maintains a collateral deposit with the clearing broker in the form of cash or U.S. government securities. As of March 31, 2007, the collateral deposit included in Securities and cash provided as collateral on the Consolidated Statements of Financial Condition was $0.5 million. MarketAxess Corporation is exposed to credit risk in the event a contra-party does not fulfill its obligation to complete a transaction. Pursuant to the terms of the securities clearing agreement between MarketAxess Corporation and the independent clearing broker, the clearing broker has the right to charge MarketAxess Corporation for losses resulting from a counterparty’s failure to fulfill its contractual obligations. The losses are not capped at a maximum amount and apply to all trades executed through the clearing broker. At March 31, 2007, MarketAxess Corporation recorded no contingent liabilities with regard to this right. In the ordinary course of business, we enter into contracts that contain a variety of representations, warranties and general indemnifications. Our maximum exposure from any claims under these arrangements is unknown, as this would involve claims that have not yet occurred. However, based on past experience, we expect the risk of loss to be remote.
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
Contractual Obligations and Commitments
     As of March 31, 2007, we had the contractual obligations and commitments detailed in the following table:

	Payments due by period
	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
	(In thousands)
Operating leases	$12,877	$1,879	$5,034	$2,369	$3,595

Foreign currency forward contracts	17,954	17,954	—	—	—

	$30,831	$19,833	$5,034	$2,369	$3,595

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
     As of March 31, 2007, we had Securities available-for-sale of $44.4 million. Adverse movements, such as a 10% decrease in the securities underlying these positions or a downturn or disruption in the markets for these positions, could result in a substantial loss. In addition, principal gains and losses resulting from theses positions could on occasion have a disproportionate effect, positive or negative, on our financial condition and results of operations for any particular reporting period.
Interest Rate Risk
     Interest rate risk represents our exposure to interest rate changes with respect to the money market instruments, U.S. Treasury obligations and short-term fixed-income securities in which we invest. As of March 31, 2007, our Cash and cash equivalents and Securities available-for-sale amounted to $112.7 million and was primarily in money market instruments, federal agency issues and municipal securities. We do not maintain an inventory of bonds that are traded on our platform.
Derivative Risk
     Our limited derivative risk stems from our activities in the foreign currency forward contract market. We use this market to mitigate our U.S. dollar versus Pound Sterling exposure that arises from the activities of our U.K. Subsidiaries. As of March 31, 2007, the notional value of our foreign currency forward contracts was $18.0 million. We do not speculate in any derivative instruments.
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
Item 4. Controls and Procedures
     (a) Evaluation of Disclosure Controls and Procedures. Our management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our “disclosure controls and procedures” as that term is defined in Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of March 31, 2007. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective to ensure that information required to be disclosed by MarketAxess in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange

Commission’s rules and forms, and to ensure that information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
     (b) Changes in Internal Control Over Financial Reporting. There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2007 identified in connection with the evaluation thereof by our management, including the Chief Executive Officer and Chief Financial Officer, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II — Other Information
Item 1. Legal Proceedings
     In January 2007, two former employees commenced arbitration proceedings against us before the NASD arising out of the expiration of certain vested and unvested stock options and unvested restricted shares issued to them. The claims made by these two former employees total $4.5 million plus interest.
     One of the former employees has alleged that we wrongfully prevented him from exercising his vested options when he sought to do so and that we wrongfully claimed that such options had expired on the previous day.
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
     We believe that both cases are without merit and we intend to vigorously defend them. We answered both arbitration claims during March 2007. Based on currently available information, we believe that the likelihood of a material loss is not probable. Accordingly, no amounts have been provided in the accompanying financial statements. However, arbitration is subject to inherent uncertainties and unfavorable rulings could occur.
Item 1A. Risk Factors
     Risks that could have a negative impact on our business, results of operations and financial condition include: our dependence on our broker-dealer clients, seven of which were also our stockholders as of January 1, 2007; the level and intensity of competition in the fixed-income electronic trading industry and the pricing pressures that may result; the variability of our growth rate; our limited operating history; the level of trading volume transacted on the MarketAxess platform; potential fluctuations in our operating results which may cause our stock price to decline; the absolute level and direction of interest rates and the corresponding volatility in the corporate fixed-income market; our ability to develop new products and offerings and the market’s acceptance of those products; technology failures, security breaches or rapid technology changes that may harm our business; our ability to enter into strategic alliances and to acquire other businesses and successfully integrate them with our business; extensive government regulation; continuing international expansion that may present economic and regulatory challenges; and our future capital needs and our ability to obtain capital when needed. This list is intended to identify only certain of the principal factors that could have a material adverse impact on our business, results of operations and financial condition. A more detailed description of each of these and other important risk factors can be found under the caption “Risk Factors” in our most recent Form 10-K, filed on March 14, 2007. There have been no material changes to the risk factors described in the Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
     During the quarter ended March 31, 2007, we repurchased the following shares of our common stock:

			Total Number of Shares	Dollar Value of Shares
			Purchased as Part of	That May Yet Be
	Total Number of Shares	Average Price Paid per	Publicly Announced	Purchased Under the
Period	Purchased	Share	Plans	Plans
				(In thousands)
January 1, 2007 — January 31, 2007	590,742	$12.15	536,053	$30,333
February 1, 2007 — February 28, 2007	694,578	12.86	656,736	21,882
March 1, 2007 — March 31, 2007	212,701	14.45	209,368	18,808

	1,498,021	$12.81	1,402,157

     On October 26, 2006, our Board of Directors authorized a stock repurchase program for up to $40.0 million of our common stock. We intend to repurchase the shares in the open market or privately negotiated transactions, at times and prices considered appropriate by us depending upon prevailing market conditions. Shares repurchased under the program will be held in treasury for future use. A total of 1,592,657 shares have been repurchased at an aggregate cost of $21.2 million from the inception of the repurchase program through March 31, 2007.
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

MARKETAXESS HOLDINGS INC.
Date: May 9, 2007	By:	/s/ RICHARD M. MCVEY
Richard M. McVey
Chief Executive Officer (principal executive officer)

Date: May 9, 2007	By:	/s/ JAMES N.B. RUCKER
James N. B. Rucker
Chief Financial Officer (principal financial and accounting officer)