Form 10-Q
period 2007-06-30
MARKETAXESS HOLDINGS INC
filed 2007-08-02
CIK 1278021

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT of 1934
For the quarterly period ended June 30, 2007
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
     Indicated by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☑
     At August 1, 2007, the number of shares of the Registrant’s voting common stock outstanding was 30,903,123 and the number of shares of the Registrant’s non-voting common stock was 2,585,654.

MARKETAXESS HOLDINGS INC.
FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2007

PART I — Financial Information
Item 1. Financial Statements
MARKETAXESS HOLDINGS INC.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	As of
	June 30, 2007	December 31, 2006
	(Unaudited)
	(In thousands, except share and per
	share amounts)
ASSETS
Cash and cash equivalents	$65,350	$82,000
Securities and cash provided as collateral	3,727	3,798
Securities available-for-sale	56,543	49,015
Accounts receivable, including receivables from related parties of $6,451 and $8,579, respectively, net of allowance of $706 and $752 as of June 30, 2007 and December 31, 2006, respectively	19,007	17,429
Furniture, equipment and leasehold improvements, net of accumulated depreciation and amortization	3,473	4,304
Software development costs, net of amortization	6,027	6,610
Prepaid expenses and other assets	1,463	2,221
Deferred tax assets, net	37,671	38,901

Total assets	$193,261	$204,278

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Accrued employee compensation	$8,528	$12,813
Deferred revenue	650	857
Accounts payable, accrued expenses, and other liabilities, including payables to related parties of $75 and $110 as of June 30, 2007 and December 31, 2006, respectively	8,757	5,323

Total liabilities	17,935	18,993

Commitments and Contingencies (Note 12)
Stockholders’ equity
Preferred stock, $0.001 par value, 5,000,000 shares authorized with no shares issued and outstanding as of June 30, 2007 and December 31, 2006	—	—
Common stock voting, $0.003 par value, 110,000,000 shares authorized as of June 30, 2007 and December 31, 2006; 32,914,318 shares and 29,409,537 shares issued as of June 30, 2007 and December 31, 2006, respectively	99	88
Common stock non-voting, $0.003 par value, 10,000,000 authorized as of June 30, 2007 and December 31, 2006; 2,585,654 shares and 3,125,379 shares issued and outstanding as of June 30, 2007 and December 31, 2006, respectively	9	11
Warrants, 0 and 2,379,396 authorized, issued and outstanding as of June 30, 2007 and December 31, 2006, respectively	—	11,658
Additional paid-in capital	284,591	265,030
Receivable for common stock subscribed	(944)	(1,042)
Treasury stock — Common stock voting, at cost, 1,907,357 shares and 190,500 shares as of June 30, 2007 and December 31, 2006, respectively	(26,510)	(2,653)
Accumulated deficit	(81,072)	(87,074)
Accumulated other comprehensive loss	(847)	(733)

Total stockholders’ equity	175,326	185,285

Total liabilities and stockholders’ equity	$193,261	$204,278

The accompanying notes are an integral part of these consolidated financial statements.

MARKETAXESS HOLDINGS INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(In thousands, except share and per share amounts)
Revenues
Commissions
U.S. high-grade, including $6,177, $5,417, $12,141 and $10,970 from related parties for the three and six months ended June 30, 2007 and 2006, respectively	$14,532	$10,975	$28,214	$22,004
European high-grade, including $1,180, $1,778, $2,535 and $3,694 from related parties for the three and six months ended June 30, 2007 and 2006, respectively	4,456	4,089	9,210	8,427
Other, including $1,335, $1,447, $2,594 and $2,835 from related parties for the three and six months ended June 30, 2007 and 2006, respectively	2,468	2,194	4,725	4,314

Total commissions	21,456	17,258	42,149	34,745
Information and user access fees, including $190, $338, $377 and $608 from related parties for the three and six months ended June 30, 2007 and 2006, respectively	1,468	1,323	2,822	2,682
License fees	329	214	568	495
Investment income, including $386, $279, $914 and $453 from related parties for the three and six months ended June 30, 2007 and 2006, respectively	1,258	1,084	2,480	2,046
Other, including $99, $130, $202 and $264 from related parties for the three and six months ended June 30, 2007 and 2006, respectively	793	243	1,050	494

Total revenues	25,304	20,122	49,069	40,462

Expenses
Employee compensation and benefits	11,010	10,498	22,513	20,781
Depreciation and amortization	1,879	1,637	3,790	3,322
Technology and communications	1,935	1,791	3,698	3,843
Professional and consulting fees	1,786	2,488	3,622	5,039
Occupancy	805	663	1,554	1,492
Marketing and advertising	530	477	883	855
General and administrative, including $12, $17, $25 and $32 to related parties for the three and six months months ended June 30, 2007 and 2006, respectively	1,320	1,182	2,501	2,345

Total expenses	19,265	18,736	38,561	37,677

Income before income taxes	6,039	1,386	10,508	2,785
Provision for income taxes	2,487	586	4,506	899

Net income	$3,552	$800	$6,002	$1,886

Net income per common share
Basic	$0.11	$0.03	$0.19	$0.06
Diluted	$0.10	$0.02	$0.17	$0.05
Weighted average shares outstanding
Basic	32,927,868	29,837,704	31,871,228	29,751,787
Diluted	34,631,142	34,944,312	34,579,400	35,146,052
The accompanying notes are an integral part of these consolidated financial statements.

MARKETAXESS HOLDINGS INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY AND ACCUMULATED OTHER COMPREHENSIVE LOSS
FOR THE SIX MONTHS ENDED JUNE 30, 2007
(Unaudited)

						Treasury
		Common			Receivable	Stock		Accumu-	Total
	Common	Stock		Additional	for Common	Common	Accumu-	lated Other	Stock-
	Stock	Non-		Paid-In	Stock	Stock	lated	Comprehen-	holders’
	Voting	Voting	Warrants	Capital	Subscribed	Voting	Deficit	sive Loss	Equity
	(In thousands)
Balance at December 31, 2006	$88	$11	$11,658	$265,030	$(1,042)	$(2,653)	$(87,074)	$(733)	$185,285
Comprehensive income:
Net income	—	—	—	—	—	—	6,002	—	6,002
Cumulative translation adjustment and foreign currency exchange hedge, net of tax	—	—	—	—	—	—	—	(83)	(83)
Unrealized losses on Securities available-for-sale, net of tax	—	—	—	—	—	—	—	(31)	(31)

Total comprehensive income									5,888
Effect of adoption of FIN 48	—	—	—	324	—	—	—	—	324
Stock-based compensation	—	—	—	2,831	—	—	—	—	2,831
Issuance of common stock related to exercise of stock options and grants of restricted stock	2	—	—	4,460	—	—	—	—	4,462
Excess tax benefits from stock-based compensation	—	—	—	295	—	—	—	—	295
Conversion from non-voting to voting common stock	2	(2)	—	—	—	—	—	—	—
Exercise of warrants	7	—	(11,658)	11,651	—	—	—	—	—
Repayment of promissory notes	—	—	—	—	98	—	—	—	98
Purchase of treasury stock	—	—	—	—	—	(23,857)	—	—	(23,857)

Balance at June 30, 2007	$99	$9	$—	$284,591	$(944)	$(26,510)	$(81,072)	$(847)	$175,326

The accompanying notes are an integral part of these consolidated financial statements.

MARKETAXESS HOLDINGS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2007	2006
	(In thousands)
Cash flows from operating activities
Net income	$6,002	$1,886
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,790	3,322
Stock based compensation expense	2,831	3,260
Deferred taxes	4,254	208
Provision for bad debts	152	55
Changes in operating assets and liabilities:
(Increase) in accounts receivable, including decrease (increase) of $2,128 and ($1,230) from related parties for the six months ended June 30, 2007 and 2006, respectively	(1,730)	(2,152)
Decrease in prepaid expenses and other assets	758	1,675
(Decrease) in accrued employee compensation	(4,285)	(6,097)
(Decrease) in deferred revenue	(207)	(461)
Increase (decrease) in accounts payable, accrued expenses and other liabilities, including (decrease) of ($35) and ($49) to related parties for the six months ended June 30, 2007 and 2006	734	(1,084)

Net cash provided by operating activities	12,299	612

Cash flows from investing activities
Securities available-for-sale:
Proceeds from sales	29,805	39,590
Purchases	(37,333)	(44,537)
Securities and cash provided as collateral	71	—
Purchases of furniture, equipment and leasehold improvements	(657)	(1,865)
Capitalization of software development costs	(1,708)	(2,168)

Net cash used in investing activities	(9,822)	(8,980)

Cash flows from financing activities
Proceeds from the exercise of stock options and grants of restricted stock	4,462	1,054
Excess tax benefits from stock-based compensation	295	566
Repayment of promissory notes	98	—
Purchase of treasury stock — common stock voting	(23,857)	—

Net cash (used in) provided by financing activities	(19,002)	1,620

Effect of exchange rate changes on cash	(125)	(150)

Cash and cash equivalents
Net (decrease) for the period	(16,650)	(6,898)
Beginning of period	82,000	58,189

End of period	$65,350	$51,291

Supplemental cash flow information:
Cash paid during the period:
Income taxes paid	$57	$88
Non-cash activity:
Non-cash exercise of warrants and issuance of common stock	$11,658	$—
The accompanying notes are an integral part of these consolidated financial statements.

MARKETAXESS HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Unaudited
1. Organization and Principal Business Activity
     MarketAxess Holdings Inc. (the “Company”) was incorporated in the State of Delaware on April 11, 2000. Through its subsidiaries, the Company operates an electronic trading platform for corporate bonds and certain other types of fixed-income securities, through which the Company’s active institutional investor clients can access the liquidity provided by its broker-dealer clients. The Company’s multi-dealer trading platform allows its institutional investor clients to simultaneously request competitive, executable bids or offers from multiple broker-dealers, and to execute trades with the broker-dealer of their choice. The Company offers its clients the ability to trade U.S. high-grade corporate bonds, European high-grade corporate bonds, credit default swaps, agencies, high yield and emerging markets bonds. The Company’s DealerAxess® trading service allows dealers to trade fixed-income securities with each other on its platform. The Company also provides data and analytical tools that help its clients make trading decisions and facilitates the trading process by electronically communicating order information between trading counterparties. The Company’s current participating dealers are: ABN AMRO, Banc of America Securities, Barclays PLC, Bear Stearns, BNP Paribas, Brownstone Investment Group, Calyon, CIBC World Markets, Citigroup Global Markets, Credit Suisse, Deutsche Bank Securities, Dresdner Bank AG, DZ Bank AG, FTN Financial, Goldman Sachs, HSBC, ING Financial Markets, JPMorgan, Jefferies and Company, KBC Financial Products, Lehman Brothers, Merrill Lynch, Morgan Stanley, RBC Capital Markets, The Royal Bank of Scotland, Santander Investment Securities, SG Corporate & Investment Banking, UBS, Wachovia Securities and Wall Street Access.
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
Securities Available-for-Sale
     The Company classifies its marketable securities as Available-for-sale securities. Unrealized marketable securities gains and losses are reflected as a net amount under the caption of Accumulated other comprehensive loss in the Consolidated Statements of Financial Condition. Realized gains and losses are recorded in the Consolidated Statements of Operations in Other revenues. For the purpose of computing realized gains and losses, cost is determined on a specific identification basis.
     The Company assesses whether an other-than-temporary impairment loss on the investments has occurred due to decreases in fair value or other market conditions. Declines in fair values that are considered other-than-temporary are recorded as charges in the Consolidated Statements of Operations.
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
Software Development Costs
     In accordance with the American Institute of Certified Public Accountants Statement of Position No. 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use,” the Company capitalizes certain costs associated with the development of internal use software at the point at which the conceptual formulation, design and testing of possible software project alternatives have been completed. The Company capitalizes employee compensation and related benefits and third party consulting costs incurred during the preliminary software project stage. Once the product is ready for its intended use, such costs are amortized on a straight-line basis over three years. The Company reviews the amounts capitalized for impairment whenever events or changes in circumstances indicate that the carrying amounts of the assets may not be recoverable.
Revenue Recognition
     The majority of the Company’s revenues are derived from commissions for trades executed on its platform that are billed to its broker-dealer clients on a monthly basis. The Company also derives revenues from information and user access fees, license fees, investment income and other income. Other income includes revenues from technology consulting services.
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
     The Company enters into agreements with its broker-dealer clients pursuant to which the Company provides access to its platform through a non-exclusive and non-transferable license. Broker-dealer clients, other than those that previously made equity investments in the Company, generally pay an initial license fee, which is typically due and payable upon execution of the broker-dealer agreement. The initial license fee varies by agreement and at a minimum is intended to cover the initial set-up costs incurred to enable a broker-dealer to begin using the Company’s electronic trading platform. Revenue is recognized in the first three months of the

MARKETAXESS HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Unaudited (Continued)
agreement in the estimated amount of the set-up costs incurred (50% in the first month, 40% in the second month and 10% in the third month), and the remaining amount is deferred and recognized ratably over the initial term of the agreement, which is generally three years. The Company anticipates that license fees will be a less material source of revenues on a going-forward basis.
     Revenues from contracts for technology integration consulting services are recognized on the percentage-of-completion method in accordance with Statement of Position 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts”. Percentage-of-completion accounting involves calculating the percentage of services provided during the reporting period compared to the total estimated services to be provided over the duration of the contract. If estimates indicate that a contract loss will occur, a loss provision is recorded in the period in which the loss first becomes probable and reasonably estimable. Contract losses are determined to be the amount by which the estimated direct and indirect costs of the contract exceed the estimated total revenues that will be generated by the contract. There were no contract loss provisions recorded as of June 30, 2007. Revenues recognized in excess of billings are recorded as unbilled services. Billings in excess of revenues recognized are recorded as Deferred revenues until revenue recognition criteria are met.
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
     Foreign Currency Translation and Forward Contracts
     Assets and liabilities denominated in foreign currencies are translated using exchange rates at the end of the period; revenues and expenses are translated at average monthly rates. Gains and losses on foreign currency translation are a component of Accumulated other comprehensive loss on the Consolidated Statements of Financial Condition. Transaction gains and losses are recorded in General and administrative expense in the Consolidated Statements of Operations.
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

MARKETAXESS HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Unaudited (Continued)
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

MARKETAXESS HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Unaudited (Continued)

	As of
	June 30, 2007	December 31, 2006
	(In thousands)
Net capital	$14,753	$14,982
Required net capital	(826)	(1,048)

Excess net capital	$13,927	$13,934

Ratio of aggregate indebtedness to net capital	.84 to 1	1.05 to 1
     MarketAxess Corporation claims exemption from SEC Rule 15c3-3, as it does not hold customer securities or funds on account, as defined.
     MarketAxess Europe is subject to certain financial resource requirements of the FSA. A summary of these financial resource requirements is as follows:

	As of
	June 30, 2007	December 31, 2006
	(In thousands)
Financial resources	$17,360	$14,882
Resource requirement	(7,938)	(4,372)

Excess financial resources	$9,422	$10,510

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
4. Securities
     The following is a summary of the Company’s Securities available-for-sale:

		Gross	Gross	Estimated
	Amortized	unrealized	unrealized	fair
	cost	gains	losses	value
	(In thousands)
As of June 30, 2007
Federal agency issues and municipal securities	$56,629	$—	$(86)	$56,543

Total Securities available -for-sale	$56,629	$—	$(86)	$56,543

As of December 31, 2006
Federal agency issues and municipal securities	$48,036	$5	$(37)	$48,004
Corporate Bonds	1,010	1	—	1,011

Total Securities available-for-sale	$49,046	$6	$(37)	$49,015

MARKETAXESS HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Unaudited (Continued)
5. Furniture, Equipment and Leasehold Improvements
     Furniture, equipment and leasehold improvements, net, are comprised of the following:

	As of
	June 30, 2007	December 31, 2006
	(In thousands)
Computer hardware and related software	$15,809	$15,208
Office hardware	3,226	3,166
Furniture and fixtures	1,772	1,741
Leasehold improvements	2,231	2,221
Accumulated depreciation and amortization	(19,565)	(18,032)

Total furniture, equipment and leasehold improvements, net	$3,473	$4,304

6. Software Development Costs
     Software development costs, net, are comprised of the following:

	As of
	June 30, 2007	December 31, 2006
	(In thousands)
Software development costs	$15,688	$13,977
Accumulated amortization	(9,661)	(7,367)

Total software development costs, net	$6,027	$6,610

     During the six months ended June 30, 2007 and 2006, software development costs totaling $1.7 million and $2.2 million, respectively, were capitalized. Non-capitalized software costs and routine maintenance costs are expensed as incurred and are included in Employee compensation and benefits and Professional and consulting fees in the Consolidated Statements of Operations.
7. Income Taxes
     The provision for income taxes consists of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(In thousands)
Current:
Federal	$—	$221	$—	$234
State and local	88	34	88	40
Foreign	87	231	78	205

Total current provision	175	486	166	479

Deferred:
Federal	1,393	14	2,614	126
State and local	649	86	1,257	157
Foreign	270	—	469	137

Total deferred provision	2,312	100	4,340	420

Provision for income taxes	$2,487	$586	$4,506	$899

MARKETAXESS HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Unaudited (Continued)
     The following is a summary of the Company’s net deferred tax assets:

	As of
	June 30, 2007	December 31, 2006
	(In thousands)
Deferred tax assets and liabilities	$38,331	$53,669
Valuation allowance	(660)	(14,768)

Deferred tax assets, net	$37,671	$38,901

     The Company or one of its subsidiaries files U.S. federal, state and foreign income tax returns. With the exception of New York and Connecticut state tax returns, all U.S. federal, state and U.K. income tax returns have not been subject to audit. The Company’s New York State franchise and City tax returns for 2000 through 2003 and Connecticut income tax returns for 2002 through 2004 are currently under examination. The Company cannot estimate when the examinations will conclude.
     As a result of the implementation of FIN 48 effective January 1, 2007, the Company recognized an increase in deferred tax assets of $3.0 million related to previously unrecognized tax benefits, which was accounted for as an increase to Additional paid-in capital of $0.3 million and an increase in accrued expenses of $2.7 million. Unrecognized tax benefits as of January 1, 2007 and June 30, 2007 were $2.7 million and $2.8 million, respectively. If recognized, this entire amount would impact the effective tax rate. In accordance with FIN 48, certain deferred tax assets aggregating $14.1 million were no longer recognized and the related valuation allowance was reversed.
     The Company recognizes interest and penalties related to unrecognized tax benefits in General and administrative expenses in the Consolidated Statements of Operations. As of the adoption date of FIN 48, accrued interest and penalties associated with any unrecognized tax benefits were zero. Interest expense recognized for the three and six months ended June 30, 2007 was $28 thousand.
     In the first quarter of 2007, the Company experienced an ownership change within the meaning of Section 382 of the Internal Revenue Code. The Company does not believe that this ownership change significantly impacts the ability to utilize existing net operating loss carryforwards.
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

	As of
	June 30, 2007	December 31, 2006
	(In thousands)
Cash and cash equivalents	$37,766	$33,050
Accounts receivable	6,451	8,579
Accounts payable, accrued expenses and other liabilities	75	110

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(In thousands)
Commissions	$8,692	$8,642	$17,270	$17,499
Information and user access fees	190	338	377	608
Investment income	386	279	914	453
Other income	99	130	202	264
General and administrative	12	17	25	32

MARKETAXESS HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Unaudited (Continued)
9. Stockholders’ Equity
     As of June 30, 2007 and December 31, 2006, the Company had 110,000,000 authorized shares of common stock and 10,000,000 authorized shares of non-voting common stock. Voting common stock entitles the holder to one vote per share of common stock held. During the six months ended June 30, 2007, a total of 539,725 shares of non-voting common stock were converted to voting common stock.
     During the six months ended June 30, 2007, two Stockholder Broker-Dealer Clients converted 2,379,200 warrants into 2,378,764 shares of common stock through a non-cash exercise. The exercise of warrants in the current period and prior years resulted in an unrecognized deferred tax asset of $19.2 million that will be recorded as an increase to Additional paid-in capital once the tax benefit serves to reduce taxes payable in future years.
     In October 2006, the Board of Directors of the Company authorized a share repurchase program for up to $40.0 million of the Company’s common stock. The Company has repurchased and may continue to repurchase the shares in the open market or through privately negotiated transactions, at times and prices considered appropriate by the Company. Shares repurchased under the program will be held in treasury for future use. During the three months ended June 30, 2007, a total of 314,700 shares were repurchased at a cost of $5.3 million. During the six months ended June 30, 2007, a total of 1,716,857 shares were repurchased at a cost of $23.9 million. A total of 1,907,357 shares have been repurchased at an aggregate cost of $26.5 million from the inception of the repurchase program through June 30, 2007.
10. Stock-Based Compensation Plans
     Stock-based compensation expense for the three and six months ended June 30, 2007 and 2006 was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(In thousands)
Employee:
Stock options	$768	$914	$1,681	$1,852
Restricted stock	387	295	950	1,133

	1,155	1,209	2,631	2,985

Non-employee directors and consultants:
Stock options	26	56	65	187
Restricted stock	54	35	135	88

	80	91	200	275

Total stock-based compensation	$1,235	$1,300	$2,831	$3,260

     The Company records stock-based compensation for employees in Employee compensation and benefits and for non-employee directors and consultants in General and administrative expenses in the Consolidated Statements of Operations.
     During the six months ended June 30, 2007, the Company granted to employees a total of 568,500 options to purchase shares of the Company’s common stock and 12,000 shares of restricted stock. Based on the Black-Scholes-Merton closed-form model, the weighted average fair value for each option granted was $5.94 per share. The fair value of the restricted stock granted was based on a weighted average grant date fair value of $12.96 per share. The total pre-forfeiture compensation expense for such awards measured on the date of grant amounted to $3.5 million and will be recognized over a three-year requisite service period.

MARKETAXESS HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Unaudited (Continued)
11. Earnings Per Share
     A reconciliation of basic to diluted weighted average shares of common stock is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Common stock — voting	30,342,214	25,578,146	29,015,712	25,421,344
Common stock — non-voting	2,585,654	4,259,558	2,855,516	4,330,443

Basic weighted average shares outstanding	32,927,868	29,837,704	31,871,228	29,751,787

Effect of dilutive shares:
Warrants	—	3,674,401	1,159,465	3,674,401
Stock options and restricted stock	1,703,274	1,432,207	1,548,707	1,719,864

Diluted weighted average shares outstanding	34,631,142	34,944,312	34,579,400	35,146,052

     Stock options totaling 73,446 and 2,708,916 shares for the three months ended June 30, 2007 and 2006, respectively, and 576,148 and 2,178,595 shares for the six months ended June 30, 2007 and 2006, respectively, were excluded from the computation of diluted earnings per share because their effect would have been antidilutive.
12. Commitments and Contingencies
     The Company leases office space and equipment under non-cancelable lease agreements expiring at various dates through 2015. These leases are subject to escalation based on certain costs incurred by the landlord. Minimum rental commitments under such leases, net of sublease income, are as follows:

Minimum Rentals
(In thousands)
Remainder of 2007	$1,262
2008	2,532
2009	2,540
2010	1,399
2011	1,010
2012 and thereafter	3,670
     Rental expense of $0.6 million and $0.8 million for the three months ended June 30, 2007 and 2006, respectively, and $1.3 million for each of the six months ended June 30, 2007 and 2006 is included in Occupancy expenses in the Consolidated Statements of Operations. Rental expense has been recorded based on the total minimum lease payments after giving effect to rent abatement and concessions, which are being amortized on a straight-line basis over the life of the lease, and sublease income.
     The Company has entered into a sublease agreement on one of its leased properties through the April 2011 lease termination date. Monthly sublease income is $0.1 million. A loss on the sublease was recorded in 2001. The sublease loss accrual at June 30, 2007 and December 31, 2006 was $0.8 million and $0.9 million, respectively.
     The Company is contingently obligated for standby letters of credit that were issued to landlords for office space. The Company uses a U.S. government obligation as collateral for these standby letters of credit. This collateral is included with Securities and cash provided as collateral on the Consolidated Statements of Financial Condition and had a fair market value of $3.2 million and $3.3 million as of June 30, 2007 and December 31, 2006, respectively.
     In June 2006, MarketAxess Corporation commenced operating an anonymous matching service for its broker-dealer clients. MarketAxess Corporation executes trades on a riskless principal basis, which are cleared and settled by an independent clearing broker. The securities clearing agreement that MarketAxess Corporation maintains with the independent clearing broker commenced

MARKETAXESS HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Unaudited (Continued)
in December 2004. Under the securities clearing agreement, MarketAxess Corporation maintains a collateral deposit with the clearing broker in the form of cash or U.S. government securities. As of June 30, 2007 and December 31, 2006, the collateral deposit included in Securities and cash provided as collateral on the Consolidated Statements of Financial Condition was $0.5 million. MarketAxess Corporation is exposed to credit risk in the event a counterparty does not fulfill its obligation to complete a transaction. Pursuant to the terms of the securities clearing agreement between MarketAxess Corporation and the independent clearing broker, the clearing broker has the right to charge MarketAxess Corporation for losses resulting from a counterparty’s failure to fulfill its contractual obligations. The losses are not capped at a maximum amount and apply to all trades executed through the clearing broker. At June 30, 2007, MarketAxess Corporation recorded no contingent liabilities with regard to this right.
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
13. Comprehensive Income
     Comprehensive income was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(In thousands)
Net income	$3,552	$800	$6,002	$1,886
Cumulative translation adjustment and foreign currency exchange hedge, net of taxes	(42)	(188)	(83)	(150)
Unrealized losses on Securities available- for-sale, net of taxes	(31)	(25)	(31)	(7)

Total Comprehensive income	$3,479	$587	$5,888	$1,729

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
Executive Overview
     MarketAxess operates one of the leading platforms for the electronic trading of corporate bonds and certain other types of fixed-income securities. Through our platform, 695 active institutional investor client firms (firms that executed at least one trade through our electronic trading platform between July 2006 and June 2007) can access the aggregate liquidity provided by the collective interest of our 30 broker-dealer clients in buying or selling bonds through our platform. Our active institutional investor clients include investment advisers, mutual funds, insurance companies, public and private pension funds, bank portfolios and hedge funds. We also provide data and analytical tools that help our clients make trading decisions and we facilitate the trading process by electronically communicating order information between trading counterparties. Our revenues are primarily generated from the trading of U.S. and European high-grade corporate bonds.
     Our multi-dealer trading platform allows our institutional investor clients to simultaneously request competing, executable bids or offers from our broker-dealer clients and execute trades with the broker-dealer of their choice from among those that choose to respond. We offer our broker-dealer clients a solution that enables them to efficiently reach our institutional investor clients for the distribution and trading of bonds. We offer our clients the ability to trade U.S. high-grade corporate bonds, European high-grade corporate bonds, credit default swaps, agencies, high yield and emerging markets bonds. Our DealerAxess® trading service allows dealers to trade fixed-income securities with each other on our platform.
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
     We have historically earned a substantial portion of our commissions and overall revenues from broker-dealer clients that are (or whose affiliates are) our stockholders. For 2006, a total of nine dealers, and for 2007, a total of seven dealers, were considered to be Stockholder Broker-Dealer Clients. The percentage of our revenues derived from our Stockholder Broker-Dealer Clients has been declining. For the six months ended June 30, 2007, the percentage decreased to 38.2% from 46.5% for the six months ended June 30, 2006. Affiliates of most of our Stockholder Broker-Dealer Clients are also among our institutional investor clients. A table detailing the amount of our revenues generated by the seven Stockholder Broker-Dealer Clients as of January 1, 2007 (Banc of America Securities, Bear Stearns, BNP Paribas, Credit Suisse, JPMorgan, Lehman Brothers and UBS), and their respective affiliates, as well as the corresponding percentage of our total revenues, is provided below for the three and six months ended June 30, 2007 and 2006.

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	($ in thousands)
Commissions	$8,692	$8,642	$17,270	$17,499
Information and user access fees	190	338	377	608
Investment income	386	279	914	453
Other	99	130	202	264

	$9,367	$9,389	$18,763	$18,824

Percentage of total revenues	37.0%	46.7%	38.2%	46.5%
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
     U.S. High-Grade Corporate Bond Commissions On June 1, 2005, we introduced a new fee plan primarily for secondary market transactions in U.S. high-grade corporate bonds executed on our institutional client to multi-dealer electronic trading platform. The fee plan incorporates higher fixed monthly fees and lower variable fees for our broker-dealer clients than the previous U.S. high-grade corporate transaction fee plans and incorporates volume incentives to our broker-dealer clients that are designed to increase the volume of transactions effected on our platform. Under the fee plan, we electronically add the variable fee to the spread quoted by the broker-dealer client but do not charge for inquiries that an institutional investor client sends to a single broker-dealer client. The combination of higher fixed and lower variable fees in the plan results in higher total revenue to us at current or lower volume levels. If volume grows, total revenues could be less under the new plan than the previous plan due to the lower variable fees. For trades on our DealerAxess® dealer-to-dealer electronic trading platform, we charge a fee to the broker-dealer client involved in the transaction that is based on the size of the transaction and the maturity of the bond traded. Monthly minimum fees apply to certain dealers participating on the DealerAxess® platform in their first year of trading. The majority of the DealerAxess® monthly minimum commitments expired as of June 30, 2007.
     European High-Grade Corporate Bond Commissions On June 1, 2007, we introduced a new fee plan for European high-grade corporate bond trades for the majority of our European dealers. Similar to the U.S. high-grade plan, the new European high-grade corporate bond fee plan incorporates fixed monthly fees and a variable fee that is lower than the transaction fee under the previous European high-grade plan and incorporates incentives to our broker-dealer clients that are designed to increase the volume of transactions effected on our platform. The variable fee under the new plan is dependent on the type of bond traded and the maturity of the issue. The combination of the fixed and variable fees in the new plan results in higher total revenue to us at current or lower volume levels. If volume grows, total revenues could be less under the new plan than the previous plan due to the lower variable fees. Under the fee plan in effect prior to June 1, 2007, broker-dealer transaction fees varied based on the type of bond traded and the maturity of the issue. This fee schedule applied a tiered fee structure, which reduced the fee per trade upon the attainment of certain specified amounts of monthly commissions generated by a particular broker-dealer and did not carry a fixed monthly fee.
     Other Commissions Commissions for other bond trades generally vary based on the type and the maturity of the bond traded. Factors that we consider when setting commission rates include those charged by inter-dealer brokers in the respective markets, average bid-offer spreads in the products we serve and transaction costs through alternative channels including the telephone. For credit default swap index trades, we charge commissions to both broker-dealer and institutional investor clients calculated as a percentage of the notional volume of transactions traded on the platform.
     We anticipate that some reduction in average fees per million may occur in the future. Consequently, past trends in commissions are not necessarily indicative of future commissions.
Other Revenue Trends
     In addition to the commissions discussed above, we earn revenue from information services fees paid by institutional investor and broker-dealer clients, license fees, income on investments and other services.
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
     License Fees License fees consist of fees received from broker-dealer clients for access to our trading platform through a non-exclusive and non-transferable license. Broker-dealer clients, other than those that made equity investments in the Company, generally pay an initial license fee, which is typically due and payable upon execution of the broker-dealer agreement. The initial license fee varies by agreement and at a minimum is intended to cover the initial set-up costs incurred to enable a broker-dealer to begin using our electronic trading platform. The license fee is recognized in the first three months of the agreement in the estimated amount of the set-up costs that we incur and the remaining amount is amortized over the initial term of the agreement, which is generally three years. We anticipate that license fees will be a less material source of revenues for us on a going-forward basis.
     Investment Income Investment income consists of income earned on our investments. In fourth quarter of 2006, we commenced a $40.0 million share repurchase program. Through June 30, 2007, we have expended a total of $26.5 million under this program. Investment income may decline as we use our cash to purchase our common stock under the share repurchase program.
     Other Other revenues consist of telecommunications line charges to broker-dealer clients and other miscellaneous revenues. In 2007, we also began providing technology consulting services. Fees for such services are charged based upon the complexity and extent of the services provided.
Expense Trends
     In the normal course of business, we incur the following expenses:
     Employee Compensation and Benefits Employee compensation and benefits is our most significant expense and includes employee salaries, stock-based compensation costs, other incentive compensation, employee benefits and payroll taxes. Effective January 1, 2006, we adopted SFAS 123R, which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees based on estimated fair values.
     Depreciation and Amortization We depreciate our computer hardware and related software, office hardware and furniture and fixtures and amortize our capitalized software development costs on a straight-line basis over a three-year period. We amortize leasehold improvements on a straight-line basis over the lesser of the life of the improvement or the remaining term of the lease.

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
     In June 2006, the FASB issued FIN 48, which applies to all tax positions accounted for under SFAS 109. A “tax position” includes current or future reductions in taxable income reported or expected to be reported on a tax return. FIN 48 supplements SFAS 109 by defining the confidence level that a tax position must meet in order to be recognized in the financial statements. The interpretation requires that the tax effects of a position be recognized only if it is “more-likely-than-not” (greater than 50% likelihood) to be sustained based solely on its technical merits as of the reporting date. In making this assessment, a company must assume that the taxing authorities will examine the position. As a result of the implementation of FIN 48 effective January 1, 2007, the Company recognized an increase in deferred tax assets of $3.0 million related to previously unrecognized tax benefits, which was accounted for as an increase to Additional paid-in capital of $0.3 million and an increase in accrued expenses of $2.7 million.
     Other than the adoption of FIN 48 effective January 1, 2007, there were no significant changes to our critical accounting policies and estimates during the six months ended June 30, 2007, as compared to those we disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2006.
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

Statistical Information
     Our trading volume for each of the periods presented was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Trading Volume Data (in billions)
U.S. high-grade — multi dealer	$62.5	$39.1	$118.4	$79.7
U.S. high-grade — single dealer	5.0	4.1	10.0	9.4

Total U.S. high-grade	67.5	43.2	128.4	89.1
European high-grade	23.8	22.8	52.1	46.8
Other	20.1	13.4	35.4	28.0

Total	$111.4	$79.4	$215.9	$163.9

Number of U.S. Trading Days	63	62	125	124
Number of U.K. Trading Days	61	60	125	124
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
     Our active institutional investor clients (firms that executed at least one trade through our electronic trading platform for the twelve months ended June 30, 2007 and 2006, respectively) and our broker-dealer clients as of June 30, 2007 and 2006 were as follows:

	June 30,
	2007	2006
Institutional Investor Clients:
U.S.	478	439
Europe	217	237

Total	695	676

Broker-Dealer Clients	30	25

Results of Operations
Three Months Ended June 30, 2007 Compared to Three Months Ended June 30, 2006
Overview
     Total revenues increased by $5.2 million or 25.8% to $25.3 million for the three months ended June 30, 2007 from $20.1 million for the three months ended June 30, 2006. This increase in total revenues was primarily due to increases in total commissions of $4.2 million and other revenues of $0.6 million.
     Total expenses increased by $0.5 million or 2.8% to $19.3 million for the three months ended June 30, 2007 from $18.7 million for the three months ended June 30, 2006. This increase was primarily due to higher employee compensation and benefits of $0.5 million combined with higher depreciation and amortization, technology and communications costs and general and administration expenses, offset by a decline in professional and consulting fees of $0.7 million.
     For the three months ended June 30, 2007, income before taxes increased by $4.7 million or 335.7% to $6.0 million compared to $1.4 million for the three months ended June 30, 2006. Net income increased by $2.8 million or 344.0% to $3.6 million compared to $0.8 million for three months ended June 30, 2006.

Revenues
     Our revenues and percentage of revenues for the three months ended June 30, 2007 and 2006, and the resulting dollar and percentage changes, were as follows:

	Three Months Ended June 30,
	2007		2006
		% of		% of	$	%
	$	Revenues	$	Revenues	Change	Change
	($ in thousands)
Revenues
Commissions
U.S. high-grade	$14,532	57.4%	$10,975	54.5%	$3,557	32.4%
European high-grade	4,456	17.6	4,089	20.3	367	9.0
Other	2,468	9.8	2,194	10.9	274	12.5

Total commissions	21,456	84.8	17,258	85.8	4,198	24.3
Information and user access fees	1,468	5.8	1,323	6.6	145	11.0
License fees	329	1.3	214	1.1	115	53.7
Investment income	1,258	5.0	1,084	5.4	174	16.1
Other	793	3.1	243	1.2	550	226.3

Total revenues	$25,304	100.0%	$20,122	100.0%	$5,182	25.8%

Commissions. Total commissions increased by $4.2 million or 24.3% to $21.5 million for the three months ended June 30, 2007 from $17.3 million for the three months ended June 30, 2006. The following table shows the extent to which the increase in commissions for the three months ended June 30, 2007 as compared to the three months ended June 30, 2006 was attributable to changes in transaction volumes, variable fees per million, fixed monthly distribution fees and DealerAxess® minimum fees:

	Change from Three Months Ended June 30, 2006
	U.S. High-Grade	European High-Grade	Other	Total
	(In thousands)
Volume increases	$1,960	$179	$1,097	$3,237
Variable fee per million decreases	(405)	(926)	(823)	(2,155)
Fixed monthly distribution fees	293	1,114	—	1,407
DealerAxess ® minimum fees	1,709	—	—	1,709

Total commissions increase	$3,557	$367	$274	$4,198

     Our average fees per million for the three months ended June 30, 2007 and 2006 were as follows:

	Three Months Ended June 30,
	2007	2006
Average Fee Per Million
U.S. high-grade
Total	$215	$254
Variable	$75	$81
European high-grade
Total	$187	$179
Variable	$140	$179
Other	$123	$164
All Products	$193	$217

     For the three months ended June 30, 2007, U.S. high-grade volume increased by 56.1% compared to the three months ended June 30, 2006. The increase in U.S. high-grade volume was due primarily to an increase in the Company’s estimated market share of total U.S. high-grade corporate bond volume as reported by NASD Trade Reporting and Compliance Engine (“TRACE”) from 7.6% for the three months ended June 30, 2006 to 11.1% for the three months ended June 30, 2007. Estimated NASD TRACE U.S. high-grade volume increased by 7.5% from $566.2 billion for the three months ended June 30, 2006 to $608.7 billion for the three months ended June 30, 2007. The fixed monthly U.S. high-grade distribution fees were $7.8 million for the three months ended June 30, 2007, compared to $7.5 million for the three months ended June 30, 2006. The DealerAxess® monthly minimum fees were $1.7 million for the three months ended June 30, 2007. The majority of the DealerAxess® minimum fee commitments expired as of June 30, 2007. There were no DealerAxess® monthly minimum fees for the three months ended June 30, 2006. The total U.S. high-grade average fee per million is calculated for each period presented using both the variable transaction fees and the fixed monthly distribution fees, including the DealerAxess® monthly minimum fees, paid by our broker-dealer clients. The variable U.S. high-grade average fee per million decreased due to the shorter maturity of trades executed on the platform, for which we charge lower commissions.
     For the three months ended June 30, 2007, European high-grade volume increased by 4.4% compared to the three months ended June 30, 2006, principally due to the favorable effect of foreign currency changes. On June 1, 2007, we introduced a new fee plan for European high-grade corporate bond trades. Similar to the U.S. high-grade plan, the new European high-grade corporate bond fee plan incorporates a fixed monthly fee and a variable fee that is dependent on the type of bond traded and the maturity of the issue. The fixed monthly European high-grade distribution fee was $1.1 million for the three months ended June 30, 2007. The total European high-grade average fee per million is calculated for each period presented using both the variable transaction fees and the fixed monthly distribution fees paid by our broker-dealer clients. The decrease in the variable European high-grade average fee per million for the three months ended June 30, 2007 as compared to the three months ended June 30, 2006 resulted principally from the introduction of the new European high-grade fee plan.
     For the three months ended June 30, 2007, Other volume increased by 50.1%, compared to the three months ended June 30, 2006. The increase was primarily due to higher credit default swap, high-yield and agencies volume. Other average fee per million declined primarily due to higher volume in lower margin products, including credit default swap indexes and agencies.
     Information and User Access Fees. Information and user access fees increased by $0.1 million or 11.0% to $1.5 million for the three months ended June 30, 2007 from $1.3 million for the three months ended June 30, 2006.
     License Fees. License fees increased by $0.1 million or 53.7% to $0.3 million for the three months ended June 30, 2007 from $0.2 million for the three months ended June 30, 2006.
     Investment Income. Investment income increased by $0.2 million or 16.1% to $1.3 million for the three months ended June 30, 2007 from $1.1 million for the three months ended June 30, 2006. This increase was primarily due to higher Cash and cash equivalents and Securities available-for-sale balances and a rise in interest rates for the three months ended June 30, 2007 as compared to the three months ended June 30, 2006.
     Other. Other revenues increased by $0.6 million or 226.3% to $0.8 million for the three months ended June 30, 2007 from $0.2 million for the three months ended June 30, 2006. Other revenues for the three months ended June 30, 2007 included $0.6 million in revenue recognized under a technology development contract with a broker-dealer client.
Expenses
     Our expenses and percentage of revenues for the three months ended June 30, 2007 and 2006, and the resulting dollar and percentage changes, were as follows:

	Three Months Ended June 30,
	2007		2006
		% of		% of	$	%
	$	Revenues	$	Revenues	Change	Change
	($ in thousands)
Expenses
Employee compensation and benefits	$11,010	43.5%	$10,498	52.2%	$512	4.9%
Depreciation and amortization	1,879	7.4	1,637	8.1	242	14.8
Technology and communications	1,935	7.6	1,791	8.9	144	8.0
Professional and consulting fees	1,786	7.1	2,488	12.4	(702)	(28.2)
Occupancy	805	3.2	663	3.3	142	21.4
Marketing and advertising	530	2.1	477	2.4	53	11.1
General and administrative	1,320	5.2	1,182	5.9	138	11.7

Total expenses	$19,265	76.1%	$18,736	93.1%	$529	2.8%

     Employee Compensation and Benefits. Employee compensation and benefits increased by $0.5 million or 4.9% to $11.0 million for the three months ended June 30, 2007 from $10.5 million for the three months ended June 30, 2006. This increase was primarily attributable to higher incentive compensation of $1.4 million, offset by reductions in wages of $0.6 million and severance costs of $0.3 million.
     Depreciation and Amortization. Depreciation and amortization expense increased by $0.2 million or 14.8% to $1.9 million for the three months ended June 30, 2007 from $1.6 million for the three months ended June 30, 2006. This increase was attributable to increased amortization of capitalized software development costs for our credit default swap and DealerAxess® products. For the three months ended June 30, 2007 and 2006, we capitalized $0.8 million and $0.8 million, respectively, of software development costs and $0.3 million and $0.8 million, respectively, of computer and related equipment purchases.
     Technology and Communications. Technology and communications expense increased by $0.1 million or 8.0% to $1.9 million for the three months ended June 30, 2007 from $1.8 million for the three months ended June 30, 2006. This increase was attributable to higher costs relating to the purchase of market data and data center hosting costs.
     Professional and Consulting Fees. Professional and consulting fees decreased by $0.7 million or 28.2% to $1.8 million for the three months ended June 30, 2007 from $2.5 million for the three months ended June 30, 2006. This decrease was primarily due to lower information technology and non-technology consultant costs of $0.5 million and accounting and tax fees of $0.2 million.
     Occupancy. Occupancy costs increased by $0.1 million or 21.4% to $0.8 million for the three months ended June 30, 2007 from $0.7 million for the three months ended June 30, 2006, primarily due to rent expense for additional leased space in New York City.
     Marketing and Advertising. Marketing and advertising expense was $0.5 million for each of the three month periods ended June 30, 2007 and 2006.
     General and Administrative. General and administrative expense increased by $0.1 million or 11.7% to $1.3 million for the three months ended June 30, 2007 from $1.2 million for the three months ended June 30, 2006, primarily due to higher travel and entertainment expense.
Provision for Income Tax
     For the three months ended June 30, 2007 and 2006, we recorded an income tax provision of $2.5 million and $0.6 million, respectively. The increase in the tax provision was primarily attributable to the $4.7 million increase in pre-tax income for the period. With the exception of the payment of certain state and local taxes, the provision for income taxes was a non-cash expense since we had available net operating loss carryforwards and tax credits to offset the cash payment of taxes.

     Our consolidated effective tax rate for the three months ended June 30, 2007 was 41.1% compared to 42.3% for the three months ended June 30, 2006. Our consolidated effective tax rate can vary from period to period depending on, among other factors, the geographic and business mix of our earnings and change in tax legislation.
Six Months Ended June 30, 2007 Compared to Six Months Ended June 30, 2006
Overview
     Total revenues increased by $8.6 million or 21.3% to $49.1 million for the six months ended June 30, 2007 from $40.5 million for the six months ended June 30, 2006. This increase in total revenues was primarily due to increases in total commissions of $7.4 million, investment income of $0.4 million and other revenues of $0.6 million.
     Total expenses increased by $0.9 million or 2.3% to $38.6 million for the six months ended June 30, 2007 from $37.7 million for the six months ended June 30, 2006. This increase was primarily due to higher employee compensation and benefits of $1.7 million and depreciation and amortization of $0.5 million, offset by a decline in professional and consulting fees of $1.4 million.
     For the six months ended June 30, 2007, income before taxes increased by $7.7 million or 277.3% to $10.5 million compared to $2.8 million for the six months ended June 30, 2006. Net income increased by $4.1 million or 218.2% to $6.0 million compared to $1.9 million for the six months ended June 30, 2006.
Revenues
     Our revenues and percentage of revenues for the six months ended June 30, 2007 and 2006, and the resulting dollar and percentage changes, were as follows:

	Six Months Ended June 30,
	2007		2006
		% of		% of	$	%
	$	Revenues	$	Revenues	Change	Change
	($ in thousands)
Revenues
Commissions
U.S. high-grade	$28,214	57.5%	$22,004	54.4%	$6,210	28.2%
European high-grade	9,210	18.8	8,427	20.8	783	9.3
Other	4,725	9.6	4,314	10.7	411	9.5

Total commissions	42,149	85.9	34,745	85.9	7,404	21.3
Information and user access fees	2,822	5.8	2,682	6.6	140	5.2
License fees	568	1.2	495	1.2	73	14.7
Investment income	2,480	5.1	2,046	5.1	434	21.2
Other	1,050	2.1	494	1.2	556	112.6

Total revenues	$49,069	100.0%	$40,462	100.0%	$8,607	21.3%

Commissions. Total commissions increased by $7.4 million or 21.3% to $42.1 million for the six months ended June 30, 2007 from $34.7 million for the six months ended June 30, 2006. The following table shows the extent to which the increase in commissions for the six months ended June 30, 2007 as compared to the six months ended June 30, 2006 was attributable to changes in transaction volumes, variable fees per million, fixed monthly distribution fees and DealerAxess® minimum fees:

	Change from Six Months Ended June 30, 2006
	U.S. High-Grade	European High-Grade	Other	Total
	(In thousands)
Volume increases	$3,239	$954	$1,140	$5,334
Variable fee per million decreases	(1,063)	(1,285)	(729)	(3,078)
Fixed monthly distribution fees	781	1,114	—	1,895
DealerAxess® minimum fees	3,253	—	—	3,253

Total commissions increase	$6,210	$783	$411	$7,404

     Our average fees per million for the six months ended June 30, 2007 and 2006 were as follows:

	Six Months Ended June 30,
	2007	2006
Average Fee Per Million
U.S. high-grade
Total	$220	$247
Variable	$74	$82
European high-grade
Total	$177	$180
Variable	$155	$180
Other	$133	$154
All Products	$195	$212
     For the six months ended June 30, 2007, U.S. high-grade volume increased by 43.9% compared to the six months ended June 30, 2006. The increase in U.S. high-grade volume was due primarily to an increase in the Company’s estimated market share of total U.S. high-grade corporate bond volume as reported by NASD TRACE from 7.6% for the six months ended June 30, 2006 to 10.2% for the six months ended June 30, 2007. Estimated NASD TRACE U.S. high-grade volume increased by 7.2% from $1,168 billion for the six months ended June 30, 2006 to $1,258 billion for the six months ended June 30, 2007. The fixed monthly U.S. high-grade distribution fees were $15.4 million for the six months ended June 30, 2007, compared to $14.7 million for the six months ended June 30, 2006. The DealerAxess® monthly minimum fees were $3.3 million for the six months ended June 30, 2007. The majority of the DealerAxess® minimum fee commitments expired as of June 30, 2007. There were no DealerAxess® monthly minimum fees for the six months ended June 30, 2006. The total U.S. high-grade average fee per million is calculated for each period presented using both the variable transaction fees and the fixed monthly distribution fees, including the DealerAxess® monthly minimum fees, paid by our broker-dealer clients. The variable U.S. high-grade average fee per million decreased due to the shorter maturity of trades executed on the platform, for which we charge lower commissions.
     For the six months ended June 30, 2007, European high-grade volume increased by 11.5% compared to the six months ended June 30, 2006 principally due to foreign currency changes. On June 1, 2007, we introduced a new fee plan for European high-grade corporate bond trades. Similar to the U.S. high-grade plan, the new European high-grade corporate bond fee plan incorporates a fixed monthly fee and a variable fee that is dependent on the type of bond traded and the maturity of the issue. The fixed monthly European high-grade distribution fee was $1.1 million for the six months ended June 30, 2007. The total European high-grade average fee per million is calculated for each period presented using both the variable transaction fees and the fixed monthly distribution fees paid by our broker-dealer clients. The decrease in the variable European high-grade average fee per million for the three months ended June 30, 2007 as compared to the three months ended June 30, 2006 resulted principally from the introduction of the new European high-grade fee plan.
     For the six months ended June 30, 2007, Other volume increased by 26.5% compared to the six months ended June 30, 2007. The increase was primarily due to higher credit default swap, high-yield and agencies volume. Other average fee per million declined primarily due to higher volume in lower margin products, including credit default swap and agencies.
     Information and User Access Fees. Information and user access fees increased by $0.1 million or 5.2% to $2.8 million for the six months ended June 30, 2007 from $2.7 million for the six months ended June 30, 2006.

     License Fees. License fees increased by $0.1 million or 14.7% to $0.6 million for the six months ended June 30, 2007 compared to $0.5 million for the six months ended June 30, 2006. The increase was due to the recognition of the initial license fees from new dealers that went live on the platform in the first half of 2007.
     Investment Income. Investment income increased by $0.4 million or 21.2% to $2.5 million for the six months ended June 30, 2007 from $2.0 million for the six months ended June 30, 2006. This increase was primarily due to higher Cash and cash equivalents and Securities available-for-sale balances and a rise in interest rates during the six months ended June 30, 2007 as compared to the six months ended June 30, 2006.
     Other. Other revenues increased by $0.6 million or 112.6% to $1.1 million for the six months ended June 30, 2007 from $0.5 million for the six months ended June 30, 2006. Other revenues in 2007 included $0.6 million in revenue recognized under a technology development contract with a broker-dealer client.
Expenses
     Our expenses and percentage of revenues for the six months ended June 30, 2007 and 2006, and the resulting dollar and percentage changes, were as follows:

	Six Months Ended June 30,
	2007		2006
		% of		% of	$	%
	$	Revenues	$	Revenues	Change	Change
	($ in thousands)
Expenses
Employee compensation and benefits	$22,513	45.9%	$20,781	51.4%	$1,732	8.3%
Depreciation and amortization	3,790	7.7	3,322	8.2	468	14.1
Technology and communications	3,698	7.5	3,843	9.5	(145)	(3.8)
Professional and consulting fees	3,622	7.4	5,039	12.5	(1,417)	(28.1)
Occupancy	1,554	3.2	1,492	3.7	62	4.2
Marketing and advertising	883	1.8	855	2.1	28	3.3
General and administrative	2,501	5.1	2,345	5.8	156	6.7

Total expenses	$38,561	78.6%	$37,677	93.1%	$884	2.3%

     Employee Compensation and Benefits. Employee compensation and benefits increased by $1.7 million or 8.3% to $22.5 million for the six months ended June 30, 2007 from $20.8 million for the six months ended June 30, 2006. This increase was primarily attributable to higher cash incentive compensation of $2.2 million, increased payroll taxes of $0.4 million and lower capitalization of wages for software development of $0.3 million. These increases were offset by reductions in wages of $0.7 million and stock-based compensation costs of $0.4 million.
     Depreciation and Amortization. Depreciation and amortization expense increased by $0.5 million or 14.1% to $3.8 million for the six months ended June 30, 2007 from $3.3 million for the six months ended June 30, 2006. This increase was attributable to increased amortization of capitalized software development costs for our credit default swap and DealerAxess® products. For the six months ended June 30, 2007 and 2006, we capitalized $1.7 million and $2.2 million, respectively, of software development costs and $0.7 million and $1.9 million, respectively, of computer and related equipment purchases.
     Technology and Communications. Technology and communications expense decreased by $0.1 million or 3.8% to $3.7 million for the six months ended June 30, 2007 from $3.8 million for the six months ended June 30, 2006. This decrease was attributable to lower maintenance and office hardware costs.
     Professional and Consulting Fees. Professional and consulting fees decreased by $1.4 million or 28.1% to $3.6 million for the six months ended June 30, 2007 from $5.0 million for the six months ended June 30, 2006. This decrease was primarily due to lower information technology and non-technology consulting costs of $1.0 million and accounting and tax fees of $0.7 million, offset by higher recruiting fees of $0.5 million.

     Occupancy. Occupancy costs increased by $0.1 million or 4.2% to $1.6 million for the six months ended June 30, 2007 from $1.5 million for the six months ended June 30, 2006.
     Marketing and Advertising. Marketing and advertising expense was $0.9 million for each of the six month periods ended June 30, 2007 and 2006.
     General and Administrative. General and administrative expense increased by $0.2 million or 6.7% to $2.5 million for the six months ended June 30, 2007 from $2.3 million for the six months ended June 30, 2006, primarily due to higher travel and entertainment expense.
Provision for Income Tax
     For the six months ended June 30, 2007 and 2006, we recorded an income tax provision of $4.5 million and $0.9 million, respectively. The increase in the tax provision was primarily attributable to the $7.7 million increase in pre-tax income for the period. With the exception of the payment of certain state and local taxes, the provision for income taxes was a non-cash expense since we had available net operating loss carryforwards and tax credits to offset the cash payment of taxes.
     Our consolidated effective tax rate for the six months ended June 30, 2007 was 42.9% compared to 32.3% for the six months ended June 30, 2006. The 2007 provision includes an adjustment to the deferred tax asset balance of $0.4 million to reflect the tax rate anticipated to be in effect when temporary differences are expected to reverse, as well as a change in an enacted state tax rate. This adjustment increased the effective tax rate for the six months ended June 30, 2007 by 3.7 percentage points. The 2006 tax provision included an adjustment to the deferred tax liability of $0.2 million, which reduced the effective tax rate by 5.7 percentage points. Our consolidated effective tax rate can vary from period to period depending on, among other factors, the geographic and business mix of our earnings and change in tax legislation.
Liquidity and Capital Resources
     Since our inception, we have met our funding requirements through the issuance of our preferred stock, internally generated funds and our initial public offering in November 2004. Cash and cash equivalents and Securities available-for-sale totaled $121.9 million at June 30, 2007. We have no long-term or short-term debt and do not maintain bank lines of credit.
     On October 26, 2006, our Board of Directors authorized a stock repurchase program for up to $40.0 million of our common stock. Shares repurchased under the program will be held in treasury for future use. During the six months ended June 30, 2007, a total of 1,716,857 shares were repurchased at a cost of $23.9 million. A total of 1,907,357 shares have been repurchased at an aggregate cost of $26.5 million from the inception of the repurchase program through June 30, 2007.
     Our cash flows for the periods presented below were as follows:

	Six Months Ended June 30,
	2007	2006
	(In thousands)
Net cash provided by operating activities	$12,299	$612
Net cash used in investing activities	(9,822)	(8,980)
Net cash (used in) provided by financing activities	(19,002)	1,620
Effect of exchange rate changes on cash	(125)	(150)

Net (decrease) for the period	$(16,650)	$(6,898)

Operating Activities
     Net cash provided by operating activities of $12.3 million for the six months ended June 30, 2007 consisted of net income of $6.0 million, adjusted for non-cash charges, primarily consisting of depreciation and amortization of $3.8 million, stock-based compensation expense of $2.8 million and deferred taxes of $4.3 million, offset by an increase in cash used for working capital of $4.7 million. The use of working capital primarily resulted from the payment of annual incentive bonuses of $10.8 million in January 2007 and an increase in accounts receivable of $1.7 million.

     Net cash provided by operating activities of $0.6 million for the six months ended June 30, 2006 consisted of net income of $1.9 million, adjusted for non-cash charges, primarily consisting of depreciation and amortization of $3.3 million and stock-based compensation expense of $3.3 million, offset by an increase in cash used for working capital of $8.1 million. The use of working capital primarily resulted from the payment of annual incentive bonuses of $11.0 million in January 2006 and an increase in accounts receivable of $2.2 million.
Investing Activities
     Net cash used in investing activities of $9.8 million for the six months ended June 30, 2007 primarily consisted of net purchases of securities available-for-sale of $7.5 million, purchases of furniture, equipment and leasehold improvements of $0.7 million and capitalization of software development costs of $1.7 million.
     Net cash used in investing activities of $9.0 million for the six months ended June 30, 2006 primarily consisted of net purchases of securities-available-for-sale of $4.9 million, purchases of furniture, equipment and leasehold improvements of $1.9 million and capitalization of software development costs of $2.2 million.
Financing Activities
     Net cash used in financing activities of $19.0 million for the six months ended June 30, 2007 primarily consisted of the purchase of treasury stock of $23.9 million, offset by proceeds from the exercise of stock options and issuance of restricted stock of $4.5 million.
     Net cash provided by financing activities of $1.6 million for the six months ended June 30, 2006 consisted of proceeds from the exercise of stock options and issuance of restricted stock of $1.1 million and excess tax benefits of $0.6 million.
     Past trends of cash flows are not necessarily indicative of future cash flow levels. A decrease in cash flows may have a material adverse effect on our liquidity, business and financial condition.
Other Factors Influencing Liquidity and Capital Resources
     We are dependent on our broker-dealer clients, seven of which were also our stockholders as of January 1, 2007 who are not restricted from buying and selling fixed-income securities, directly or through their own proprietary or third-party platforms, with institutional investors. None of our broker-dealer clients is contractually or otherwise obligated to continue to use our electronic trading platform. The loss of, or a significant reduction in the use of our electronic platform by, our broker-dealer clients could reduce our cash flows, affect our liquidity and have a material adverse effect on our business, financial condition and results of operations.
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
     We have two major operating subsidiaries, MarketAxess Corporation and MarketAxess Europe Limited. MarketAxess Corporation is a registered broker-dealer in the U.S. and MarketAxess Europe Limited is a registered alternative trading system in the U.K. As such, they are subject to minimum regulatory capital requirements imposed by their respective market regulators that are intended to ensure general financial soundness and liquidity based on certain minimum capital requirements. The U.S. and the U.K. regulations prohibit a registrant from repaying borrowings from its parent or affiliates, paying cash dividends, making loans to its parent or affiliates or otherwise entering into transactions that result in a significant reduction in its regulatory net capital position without prior notification to or approval from its principal regulator. The capital structures of our subsidiaries are designed to provide each with capital and liquidity consistent with its business and regulatory requirements. As of June 30, 2007, MarketAxess Corporation had net capital of $14.8 million, which was $13.9 million in excess of its required minimum net capital of $0.8 million. MarketAxess Europe Limited had financial resources, as defined by the FSA, of $17.4 million, which was $9.4 million in excess of its required financial resources of $7.9 million.

     In June 2006, our U.S. subsidiary, MarketAxess Corporation, commenced operating an anonymous matching service for its broker-dealer clients. MarketAxess Corporation executes trades on a riskless principal basis, which are cleared and settled by an independent clearing broker. The securities clearing agreement that MarketAxess Corporation maintains with the independent clearing broker commenced in December 2004. Under the securities clearing agreement, MarketAxess Corporation maintains a collateral deposit with the clearing broker in the form of cash or U.S. government securities. As of June 30, 2007, the collateral deposit included in Securities and cash provided as collateral on the Consolidated Statements of Financial Condition was $0.5 million. MarketAxess Corporation is exposed to credit risk in the event a counterparty does not fulfill its obligation to complete a transaction. Pursuant to the terms of the securities clearing agreement between MarketAxess Corporation and the independent clearing broker, the clearing broker has the right to charge MarketAxess Corporation for losses resulting from a counterparty’s failure to fulfill its contractual obligations. The losses are not capped at a maximum amount and apply to all trades executed through the clearing broker. At June 30, 2007, MarketAxess Corporation recorded no contingent liabilities with regard to this right. In the ordinary course of business, we enter into contracts that contain a variety of representations, warranties and general indemnifications. Our maximum exposure from any claims under these arrangements is unknown, as this would involve claims that have not yet occurred. However, based on past experience, we expect the risk of loss to be remote.
Effects of Inflation
     Because the majority of our assets are short-term in nature, they are not significantly affected by inflation. However, the rate of inflation may affect our expenses, such as employee compensation, office leasing costs and communications expenses, which may not be readily recoverable in the prices of our services. To the extent inflation results in rising interest rates and has other adverse effects on the securities markets, it may adversely affect our financial position and results of operations.
Contractual Obligations and Commitments
     As of June 30, 2007, we had the contractual obligations and commitments detailed in the following table:

	Payments due by period
	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
			(In thousands)
Operating leases	$12,413	$1,262	$5,072	$2,409	$3,670

Foreign currency forward contracts	19,701	19,701	—	—	—

	$32,114	$20,963	$5,072	$2,409	$3,670

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
     As of June 30, 2007, we had Securities available-for-sale of $56.5 million. Adverse movements, such as a 10% decrease in these securities or a downturn or disruption in the markets for these securities, could result in a substantial loss. In addition, principal gains and losses resulting from theses securities could on occasion have a disproportionate effect, positive or negative, on our financial condition and results of operations for any particular reporting period.

Interest Rate Risk
     Interest rate risk represents our exposure to interest rate changes with respect to the money market instruments, U.S. Treasury obligations and short-term fixed-income securities in which we invest. As of June 30, 2007, our Cash and cash equivalents and Securities available-for-sale amounted to $121.9 million and was primarily in money market instruments, federal agency issues and municipal securities. We do not maintain an inventory of bonds that are traded on our platform.
Derivative Risk
     Our limited derivative risk stems from our activities in the foreign currency forward contract market. We use this market to mitigate our U.S. dollar versus Pound Sterling exposure that arises from the investment of our U.K. Subsidiaries. As of June 30, 2007, the notional value of our foreign currency forward contracts was $19.7 million. We do not speculate in any derivative instruments.
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
Item 4. Controls and Procedures
     (a) Evaluation of Disclosure Controls and Procedures. Our management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our “disclosure controls and procedures” as that term is defined in Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of June 30, 2007. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective to ensure that information required to be disclosed by MarketAxess in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and to ensure that information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
     (b) Changes in Internal Control Over Financial Reporting. There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2007 identified in connection with the evaluation thereof by our management, including the Chief Executive Officer and Chief Financial Officer, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
     During the quarter ended June 30, 2007, we repurchased the following shares of our common stock:

			Total Number of	Dollar Value of
			Shares Purchased as	Shares That May Yet
	Total Number of	Average Price Paid	Part of Publicly	Be Purchased Under
Period	Shares Purchased	per Share	Announced Plans	the Plans
				(In thousands)
April 1, 2007 — April 30, 2007	104,000	$16.08	100,000	$17,135
May 1, 2007 — May 31, 2007	109,700	16.67	109,700	15,307
June 1, 2007 — June 30, 2007	105,000	17.31	105,000	13,490

	318,700	$16.69	314,700

     On October 26, 2006, our Board of Directors authorized a stock repurchase program for up to $40.0 million of our common stock. We have repurchased and may continue to repurchase the shares in the open market or privately negotiated transactions, at times and prices considered appropriate by us depending upon prevailing market conditions. Shares repurchased under the program will be held in treasury for future use. A total of 1,907,357 shares have been repurchased at an aggregate cost of $26.5 million from the inception of the repurchase program through June 30, 2007.
Item 3. Defaults upon Senior Securities
None

Item 4. Submission of Matters to a Vote of Security Holders
     A total of 25,761,459 of the Company’s shares of common stock were present or represented by proxy at the Company’s Annual Meeting of Stockholders held on June 7, 2007 (the “2007 Annual Meeting”). This represented 82.9% of the Company’s shares of common stock outstanding. The following management proposals were voted upon at the 2007 Annual Meeting and all were approved:
Proposal 1 — Election of Directors.
The results were as follows:

Director Nominee	For	Withheld
Richard M. McVey	25,306,064	525,395
Stephen P. Casper	24,215,347	1,616,112
David G. Gomach	25,695,014	136,445
Carlos M. Hernandez	25,694,814	136,445
Ronald M. Hersch	25,695,014	136,445
Wayne D. Lyski	23,061,991	2,769,468
Jerome S. Markowitz	25,695,014	136,445
T. Kelley Millet	25,695,014	136,445
Nicolas S. Rohatyn	22,955,824	2,875,635
John Steinhardt	24,435,081	1,396,378
Proposal 2 — Ratification of the appointment of PricewaterhouseCoopers LLP as the Company’s independent registered public accounting firm for the year ending December 31, 2007.

For	Withheld	Abstain
25,460,838	86,919	283,702
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

MARKETAXESS HOLDINGS INC.
Date: August 1, 2007	By:	/s/ RICHARD M. MCVEY
Richard M. McVey
Chief Executive Officer (principal executive officer)

Date: August 1, 2007	By:	/s/ JAMES N.B. RUCKER
James N. B. Rucker
Chief Financial Officer (principal financial and accounting officer)