Form 10-Q
period 2007-09-30
MARKETAXESS HOLDINGS INC
filed 2007-11-02
CIK 1278021

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT of 1934
For the quarterly period ended September 30, 2007
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
     Indicated by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☑
     As of October 30, 2007, the number of shares of the Registrant’s voting common stock outstanding was 30,828,017 and the number of shares of the Registrant’s non-voting common stock was 2,585,654.

MARKETAXESS HOLDINGS INC.
FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2007

PART I — Financial Information
Item 1. Financial Statements
MARKETAXESS HOLDINGS INC.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Unaudited)

	As of
	September 30,	December 31,
	2007	2006
	(In thousands, except share and per
	share amounts)
ASSETS
Cash and cash equivalents	$74,350	$82,000
Securities and cash provided as collateral	3,766	3,798
Securities available-for-sale	53,449	49,015
Accounts receivable, including receivables from related parties of $6,411 and $8,579, respectively, net of allowance of $827 and $752 as of September 30, 2007 and December 31, 2006, respectively	19,682	17,429
Furniture, equipment and leasehold improvements, net of accumulated depreciation and amortization	3,251	4,304
Software development costs, net of amortization	5,991	6,610
Prepaid expenses and other assets	1,322	2,221
Deferred tax assets, net	36,558	38,901

Total assets	$198,369	$204,278

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Accrued employee compensation	$11,471	$12,813
Deferred revenue	1,144	857
Accounts payable, accrued expenses, and other liabilities, including payables to related parties of $118 and $110 as of September 30, 2007 and December 31, 2006, respectively	9,423	5,323

Total liabilities	22,038	18,993

Commitments and Contingencies (Note 12)
Stockholders’ equity
Preferred stock, $0.001 par value, 5,000,000 shares authorized with no shares issued and outstanding as of September 30, 2007 and December 31, 2006	—	—
Common stock voting, $0.003 par value, 110,000,000 shares authorized as of September 30, 2007 and December 31, 2006; 33,010,307 shares and 29,409,537 shares issued as of September 30, 2007 and December 31, 2006, respectively	99	88
Common stock non-voting, $0.003 par value, 10,000,000 authorized as of September 30, 2007 and December 31, 2006; 2,585,654 shares and 3,125,379 shares issued and outstanding as of September 30, 2007 and December 31, 2006, respectively	9	11
Warrants, 0 and 2,379,396 authorized, issued and outstanding as of September 30, 2007 and December 31, 2006, respectively	—	11,658
Additional paid-in capital	286,605	265,030
Receivable for common stock subscribed	(834)	(1,042)
Treasury stock — Common stock voting, at cost, 2,112,197 shares and 190,500 shares as of September 30, 2007 and December 31, 2006, respectively	(30,030)	(2,653)
Accumulated deficit	(78,662)	(87,074)
Accumulated other comprehensive loss	(856)	(733)

Total stockholders’ equity	176,331	185,285

Total liabilities and stockholders’ equity	$198,369	$204,278

The accompanying notes are an integral part of these consolidated financial statements.

MARKETAXESS HOLDINGS INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended Sept. 30,		Nine Months Ended Sept. 30,
	2007	2006	2007	2006
	(In thousands, except share and per share amounts)
Revenues
Commissions
U.S. high-grade, including $4,756, $6,064, $16,896 and $17,034 from related parties for the three and nine months ended September 30, 2007 and 2006, respectively	$11,982	$12,250	$40,196	$34,254
European high-grade, including $1,235, $1,401, $3,770 and $5,095 from related parties for the three and nine months ended September 30, 2007 and 2006, respectively	4,889	3,290	14,099	11,717
Other, including $1,002, $1,285, $3,597 and $4,120 from related parties for the three and nine months ended September 30, 2007 and 2006, respectively	2,107	2,057	6,832	6,371

Total commissions	18,978	17,597	61,127	52,342
Information and user access fees, including $218, $290, $595 and $898 from related parties for the three and nine months ended September 30, 2007 and 2006, respectively	1,535	1,426	4,357	4,108
License fees	90	247	658	742
Investment income, including $474, $227, $1,388 and $719 from related parties for the three and nine months ended September 30, 2007 and 2006, respectively	1,332	1,266	3,812	3,312
Other, including $150, $125, $352 and $389 from related parties for the three and nine months ended September 30, 2007 and 2006, respectively	263	238	1,313	732

Total revenues	22,198	20,774	71,267	61,236

Expenses
Employee compensation and benefits	10,258	10,483	32,771	31,264
Depreciation and amortization	1,686	1,703	5,476	5,025
Technology and communications	1,897	1,956	5,595	5,799
Professional and consulting fees	1,883	1,883	5,505	6,922
Occupancy	869	778	2,423	2,270
Marketing and advertising	481	338	1,364	1,193
General and administrative, including $7, $16, $32 and $47 to related parties for the three and nine months ended September 30, 2007 and 2006, respectively	1,481	1,403	3,982	3,748

Total expenses	18,555	18,544	57,116	56,221

Income before income taxes	3,643	2,230	14,151	5,015
Provision for income taxes	1,233	933	5,739	1,832

Net income	$2,410	$1,297	$8,412	$3,183

Net income per common share
Basic	$0.07	$0.04	$0.26	$0.11
Diluted	$0.07	$0.04	$0.24	$0.09
Weighted average shares outstanding
Basic	32,828,978	31,319,771	32,190,478	30,274,448
Diluted	34,575,086	34,792,784	34,592,715	35,028,296
The accompanying notes are an integral part of these consolidated financial statements.

MARKETAXESS HOLDINGS INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY AND ACCUMULATED OTHER COMPREHENSIVE LOSS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007
(Unaudited)

						Treasury
		Common			Receivable	Stock		Accumu-	Total
	Common	Stock		Additional	for Common	Common	Accumu-	lated Other	Stock-
	Stock	Non-		Paid-In	Stock	Stock	lated	Comprehen-	holders’
	Voting	Voting	Warrants	Capital	Subscribed	Voting	Deficit	sive Loss	Equity
	(In thousands)
Balance at December 31, 2006	$88	$11	$11,658	$265,030	$(1,042)	$(2,653)	$(87,074)	$(733)	$185,285
Comprehensive income:
Net income	—	—	—	—	—	—	8,412	—	8,412
Cumulative translation adjustment and foreign currency exchange hedge, net of tax	—	—	—	—	—	—	—	(145)	(145)
Unrealized net gains on Securities available-for-sale, net of tax	—	—	—	—	—	—	—	22	22

Total comprehensive income									8,289
Effect of adoption of FIN 48	—	—	—	324	—	—	—	—	324
Stock-based compensation	—	—	—	4,101	—	—	—	—	4,101
Issuance of common stock related to exercise of stock options and grants of restricted stock	2	—	—	5,110	—	—	—	—	5,112
Excess tax benefits from stock-based compensation	—	—	—	389	—	—	—	—	389
Conversion from non-voting to voting common stock	2	(2)	—	—	—	—	—	—	—
Exercise of warrants	7	—	(11,658)	11,651	—	—	—	—	—
Repayment of promissory notes	—	—	—	—	208	—	—	—	208
Purchase of treasury stock	—	—	—	—	—	(27,377)	—	—	(27,377)

Balance at September 30, 2007	$99	$9	$—	$286,605	$(834)	$(30,030)	$(78,662)	$(856)	$176,331

The accompanying notes are an integral part of these consolidated financial statements.

MARKETAXESS HOLDINGS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	September 30,
	2007	2006
	(In thousands)
Cash flows from operating activities
Net income	$8,412	$3,183
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,476	5,025
Stock based compensation expense	4,101	4,541
Deferred taxes	5,350	762
Provision for bad debts	272	538
Changes in operating assets and liabilities:
(Increase) in accounts receivable, including decrease (increase) of $2,168 and ($2,167) from related parties for the nine months ended September 30, 2007 and 2006, respectively	(2,525)	(4,538)
Decrease in prepaid expenses and other assets	899	1,667
(Decrease) in accrued employee compensation	(1,342)	(3,097)
Increase (decrease) in deferred revenue	287	(579)
Increase in accounts payable, accrued expenses and other liabilities, including increase of $8 and $157 to related parties for the nine months ended September 30, 2007 and 2006	1,400	577

Net cash provided by operating activities	22,330	8,079

Cash flows from investing activities
Securities available-for-sale:
Proceeds from maturities and sales	36,855	65,039
Purchases	(41,250)	(63,213)
Securities and cash provided as collateral	32	42
Purchases of furniture, equipment and leasehold improvements	(1,137)	(2,309)
Capitalization of software development costs	(2,645)	(2,824)

Net cash used in investing activities	(8,145)	(3,265)

Cash flows from financing activities
Proceeds from the exercise of stock options and grants of restricted stock	5,112	1,516
Excess tax benefits from stock-based compensation	389	1,076
Repayment of promissory notes	208	—
Purchase of treasury stock — common stock voting	(27,377)	—

Net cash (used in) provided by financing activities	(21,668)	2,592

Effect of exchange rate changes on cash	(167)	(302)

Cash and cash equivalents
Net (decrease) increase for the period	(7,650)	7,104
Beginning of period	82,000	58,189

End of period	$74,350	$65,293

Supplemental cash flow information:
Cash paid during the period:
Income taxes paid	$127	$203
Non-cash activity:
Non-cash exercise of warrants and issuance of common stock	$11,658	$6,035
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
     The Company’s U.S. subsidiary, MarketAxess Corporation, is a registered broker-dealer with the U.S. Securities and Exchange Commission (“SEC”) and is a member of the National Association of Securities Dealers, Inc. (“NASD”). The Company also has three international subsidiaries: MarketAxess Europe Limited (“MarketAxess Europe”), which is registered as an Alternative Trading System with the Financial Services Authority (“FSA”) in the United Kingdom (“U.K.”) and will become a Multilateral Trading Facility following implementation of the Markets in Financial Instruments Directive in November 2007; MarketAxess Leasing Limited (collectively with MarketAxess Europe, the “U.K. Subsidiaries”); and MarketAxess Canada Limited, a Canadian subsidiary. MarketAxess Canada Limited has applied for registration as an Alternative Trading System dealer under the Securities Act of Ontario and is in the process of seeking approval for membership with the Investment Dealers Association of Canada.
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

MARKETAXESS HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Unaudited (Continued)
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
     Revenues from contracts for technology integration consulting services are recognized on the percentage-of-completion method in accordance with Statement of Position 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts”. Percentage-of-completion accounting involves calculating the percentage of services provided during the reporting period compared to the total estimated services to be provided over the duration of the contract. If estimates indicate that a contract loss will occur, a loss provision is recorded in the period in which the loss first becomes probable and reasonably estimable. Contract losses are determined to be the amount by which the estimated direct and indirect costs of the contract exceed the estimated total revenues that will be generated by the contract. There were no contract loss provisions recorded as of September 30, 2007. Revenues recognized in excess of billings are recorded as unbilled services. Billings in excess of revenues recognized are recorded as Deferred revenues until revenue recognition criteria are met.
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

	As of
	September 30, 2007	December 31, 2006
	(In thousands)
Net capital	$18,575	$14,982
Required net capital	(1,031)	(1,048)

Excess net capital	$17,544	$13,934

Ratio of aggregate indebtedness to net capital	.83 to 1	1.05 to 1
     MarketAxess Corporation claims exemption from SEC Rule 15c3-3, as it does not hold customer securities or funds on account, as defined.
     MarketAxess Europe is subject to certain financial resource requirements of the FSA. A summary of these financial resource requirements is as follows:

	As of
	September 30, 2007	December 31, 2006
	(In thousands)
Financial resources	$17,716	$14,882
Resource requirement	(7,707)	(4,372)

Excess financial resources	$10,009	$10,510

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
4. Securities
     The following is a summary of the Company’s Securities available-for-sale:

		Gross	Gross	Estimated
	Amortized	unrealized	unrealized	fair
	cost	gains	losses	value
		(In thousands)

As of September 30, 2007
Federal agency issues and municipal securities	$53,442	$11	$(4)	$53,449

Total Securities available-for-sale	$53,442	$11	$(4)	$53,449

As of December 31, 2006
Federal agency issues and municipal securities	$48,036	$5	$(37)	$48,004
Corporate Bonds	1,010	1	—	1,011

Total Securities available-for-sale	$49,046	$6	$(37)	$49,015

MARKETAXESS HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Unaudited (Continued)
5. Furniture, Equipment and Leasehold Improvements
     Furniture, equipment and leasehold improvements, net, are comprised of the following:

	As of
	September 30, 2007	December 31, 2006
	(In thousands)
Computer hardware and related software	$16,254	$15,208
Office hardware	3,241	3,166
Furniture and fixtures	1,819	1,741
Leasehold improvements	2,239	2,221
Accumulated depreciation and amortization	(20,302)	(18,032)

Total furniture, equipment and leasehold improvements, net	$3,251	$4,304

6. Software Development Costs
     Software development costs, net, are comprised of the following:

	As of
	September 30, 2007	December 31, 2006
	(In thousands)
Software development costs	$16,632	$13,977
Accumulated amortization	(10,641)	(7,367)

Total software development costs, net	$5,991	$6,610

     During the nine months ended September 30, 2007 and 2006, software development costs totaling $2.6 million and $2.8 million, respectively, were capitalized. Non-capitalized software costs and routine maintenance costs are expensed as incurred and are included in Employee compensation and benefits and Professional and consulting fees in the Consolidated Statements of Operations.
7. Income Taxes
     The provision for income taxes consists of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
		(In thousands)

Current:
Federal	$—	$187	$—	$421
State and local	—	37	88	78
Foreign	(9)	142	69	347

Total current provision	(9)	366	157	846

Deferred:
Federal	550	310	3,163	436
State and local	303	366	1,560	523
Foreign	389	(109)	859	27

Total deferred provision	1,242	567	5,582	986

Provision for income taxes	$1,233	$933	$5,739	$1,832

MARKETAXESS HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Unaudited (Continued)
     The following is a summary of the Company’s net deferred tax assets:

	As of
	September 30, 2007	December 31, 2006
	(In thousands)
Deferred tax assets and liabilities	$37,218	$53,669
Valuation allowance	(660)	(14,768)

Deferred tax assets, net	$36,558	$38,901

     The Company or one of its subsidiaries files U.S. federal, state and foreign income tax returns. With the exception of New York and Connecticut state tax returns, all U.S. federal, state and U.K. income tax returns have not been subject to audit. The Company’s New York State franchise tax returns for 2000 through 2003 and Connecticut income tax returns for 2002 through 2004 are currently under examination. An examination of the New York City tax returns for 2001 to 2003 recently concluded with no adjustments. The Company cannot estimate when the other examinations will conclude.
     As a result of the implementation of FIN 48 effective January 1, 2007, the Company recognized an increase in deferred tax assets of $3.0 million related to previously unrecognized tax benefits, which was accounted for as an increase to Additional paid-in capital of $0.3 million and an increase in accrued expenses of $2.7 million. Unrecognized tax benefits as of January 1, 2007 and September 30, 2007 were $2.7 million and $2.8 million, respectively. If recognized, this entire amount would impact the effective tax rate. In accordance with FIN 48, certain deferred tax assets aggregating $14.1 million were no longer recognized and the related valuation allowance was reversed.
     The Company recognizes interest and penalties related to unrecognized tax benefits in General and administrative expenses in the Consolidated Statements of Operations. As of the adoption date of FIN 48, accrued interest and penalties associated with any unrecognized tax benefits were zero. Interest expense recognized for the nine months ended September 30, 2007 was $30 thousand.
     In the first quarter of 2007, the Company experienced an ownership change within the meaning of Section 382 of the Internal Revenue Code. The Company does not believe that this ownership change significantly impacts the ability to utilize existing net operating loss carryforwards.
8. Related Parties
     The Company generates commissions, information and user access fees and other income and related accounts receivable balances from Stockholder Broker-Dealer Clients or their affiliates. In addition, two Stockholder Broker-Dealer Clients act in an investment advisory, custodial and cash management capacity for the Company. The Company also maintains an account with a Stockholder Broker-Dealer Client in connection with its share repurchase program. The Company incurs investment advisory and bank fees in connection with these arrangements. As of the dates and for the periods indicated below, the Company had the following balances and transactions with the Stockholder Broker-Dealer Clients or their affiliates:

	As of
	September 30, 2007	December 31, 2006
	(In thousands)
Cash and cash equivalents	$57,753	$33,050
Accounts receivable	6,411	8,579
Accounts payable, accrued expenses and other liabilities	118	110

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
		(In thousands)
Commissions	$6,993	$8,750	$24,263	$26,249
Information and user access fees	218	290	595	898
Investment income	474	227	1,388	719
Other income	150	125	352	389
General and administrative	7	16	32	47

MARKETAXESS HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Unaudited (Continued)
9. Stockholders’ Equity
     As of September 30, 2007 and December 31, 2006, the Company had 110,000,000 authorized shares of common stock and 10,000,000 authorized shares of non-voting common stock. Voting common stock entitles the holder to one vote per share of common stock held. During the nine months ended September 30, 2007, a total of 539,725 shares of non-voting common stock were converted to voting common stock.
     During the nine months ended September 30, 2007, two Stockholder Broker-Dealer Clients converted 2,379,200 warrants into 2,378,764 shares of common stock through non-cash exercises. The exercise of warrants in the current period and prior years resulted in an unrecognized deferred tax asset of $19.2 million that will be recorded as an increase to Additional paid-in capital once the tax benefit serves to reduce taxes payable in future years.
     In October 2006, the Board of Directors of the Company authorized a share repurchase program for up to $40.0 million of the Company’s common stock. The Company has repurchased and may continue to repurchase the shares in the open market or through privately negotiated transactions, at times and prices considered appropriate by the Company. Shares repurchased under the program will be held in treasury for future use. During the three months ended September 30, 2007, a total of 204,840 shares were repurchased at a cost of $3.5 million. During the nine months ended September 30, 2007, a total of 1,921,697 shares were repurchased at a cost of $27.4 million. A total of 2,112,197 shares have been repurchased at an aggregate cost of $30.0 million from the inception of the repurchase program through September 30, 2007.
10. Stock-Based Compensation Plans
     Stock-based compensation expense for the three and nine months ended September 30, 2007 and 2006 was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
		(In thousands)

Employee:
Stock options	$583	$677	$2,264	$2,529
Restricted stock	568	484	1,518	1,617

	1,151	1,161	3,782	4,146

Non-employee directors and consultants:
Stock options	36	39	101	226
Restricted stock	83	81	218	169

	119	120	319	395

Total stock-based compensation	$1,270	$1,281	$4,101	$4,541

     The Company records stock-based compensation for employees in Employee compensation and benefits and for non-employee directors and consultants in General and administrative expenses in the Consolidated Statements of Operations.
     During the nine months ended September 30, 2007, the Company granted to employees and directors a total of 596,500 options to purchase shares of the Company’s common stock and 32,000 shares of restricted stock. Based on the Black-Scholes-Merton closed-form model, the weighted average fair value for each option granted was $6.01 per share. The fair value of the restricted stock granted was based on a weighted average grant date fair value of $15.48 per share. The total pre-forfeiture compensation expense for such awards measured on the date of grant amounted to $4.1 million and will be recognized over the requisite service period, which is typically three years.

MARKETAXESS HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Unaudited (Continued)
11. Earnings Per Share
     A reconciliation of basic to diluted weighted average shares of common stock is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Common stock — voting	30,243,324	27,910,847	29,424,916	26,251,178
Common stock — non-voting	2,585,654	3,408,924	2,765,562	4,023,270

Basic weighted average shares outstanding	32,828,978	31,319,771	32,190,478	30,274,448

Effect of dilutive shares:
Warrants	—	2,379,199	772,977	3,242,667
Stock options and restricted stock	1,746,108	1,093,814	1,629,260	1,511,181

Diluted weighted average shares outstanding	34,575,086	34,792,784	34,592,715	35,028,296

     Stock options and restricted stock totaling 457,043 and 4,051,000 shares for the three months ended September 30, 2007 and 2006, respectively, and 664,911 and 2,802,730 shares for the nine months ended September 30, 2007 and 2006, respectively, were excluded from the computation of diluted earnings per share because their effect would have been antidilutive.
12. Commitments and Contingencies
     The Company leases office space and equipment under non-cancelable lease agreements expiring at various dates through 2015. These leases are subject to escalation based on certain costs incurred by the landlord. Minimum rental commitments under such leases, net of sublease income, are as follows:

Minimum Rentals
(In thousands)
Remainder of 2007	$636
2008	2,550
2009	2,558
2010	1,417
2011	1,028
2012 and thereafter	3,738
     Rental expense of $0.8 million and $0.7 million for the three months ended September 30, 2007 and 2006, respectively, and $2.1 million for each of the nine months ended September 30, 2007 and 2006 is included in Occupancy expenses in the Consolidated Statements of Operations. Rental expense has been recorded based on the total minimum lease payments after giving effect to rent abatement and concessions, which are being amortized on a straight-line basis over the life of the lease, and sublease income.
     The Company has entered into a sublease agreement on one of its leased properties through the April 2011 lease termination date. Monthly sublease income is $0.1 million. A loss on the sublease was recorded in 2001. The sublease loss accrual as of September 30, 2007 and December 31, 2006 was $0.7 million and $0.9 million, respectively.
     The Company is contingently obligated for standby letters of credit that were issued to landlords for office space. The Company uses a U.S. government obligation as collateral for these standby letters of credit. This collateral is included with Securities and cash provided as collateral on the Consolidated Statements of Financial Condition and had a fair market value of $3.3 million as of September 30, 2007 and December 31, 2006.
     In June 2006, MarketAxess Corporation commenced operating an anonymous matching service for its broker-dealer clients. MarketAxess Corporation executes trades on a riskless principal basis, which are cleared and settled by an independent clearing

MARKETAXESS HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Unaudited (Continued)
broker. The securities clearing agreement that MarketAxess Corporation maintains with the independent clearing broker commenced in December 2004. Under the securities clearing agreement, MarketAxess Corporation maintains a collateral deposit with the clearing broker in the form of cash or U.S. government securities. As of September 30, 2007 and December 31, 2006, the collateral deposit included in Securities and cash provided as collateral on the Consolidated Statements of Financial Condition was $0.5 million. MarketAxess Corporation is exposed to credit risk in the event a counterparty does not fulfill its obligation to complete a transaction. Pursuant to the terms of the securities clearing agreement between MarketAxess Corporation and the independent clearing broker, the clearing broker has the right to charge MarketAxess Corporation for losses resulting from a counterparty’s failure to fulfill its contractual obligations. The losses are not capped at a maximum amount and apply to all trades executed through the clearing broker. As of September 30, 2007, MarketAxess Corporation recorded no contingent liabilities with regard to this right.
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
13. Comprehensive Income
     Comprehensive income was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(In thousands)
Net income	$2,410	$1,297	$8,412	$3,183
Cumulative translation adjustment and foreign currency exchange hedge, net of taxes	(62)	(152)	(145)	(302)
Unrealized net gains on Securities available-for-sale, net of taxes	53	85	22	78

Total Comprehensive income	$2,401	$1,230	$8,289	$2,959

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
Executive Overview
     MarketAxess operates one of the leading platforms for the electronic trading of corporate bonds and certain other types of fixed-income securities. Through our platform, 691 active institutional investor client firms (firms that executed at least one trade through our electronic trading platform between October 2006 and September 2007) can access the aggregate liquidity provided by the collective interest of our 30 broker-dealer clients in buying or selling bonds through our platform. Our active institutional investor clients include investment advisers, mutual funds, insurance companies, public and private pension funds, bank portfolios and hedge funds. We also provide data and analytical tools that help our clients make trading decisions and we facilitate the trading process by electronically communicating order information between trading counterparties. Our revenues are primarily generated from the trading of U.S. and European high-grade corporate bonds.
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
     We seek to grow and diversify our revenues by capitalizing on our status as the operator of a leading platform for the electronic trading of corporate bonds and certain other types of fixed-income securities. The key elements of our strategy are:
•	to innovate and efficiently add new functionality and product offerings to the MarketAxess platform that we believe will help to increase our market share with existing clients, as well as expand our client base;

•	to leverage our technology, as well as our strong broker-dealer and institutional investor relationships, to: deploy our electronic trading platform into additional product segments within the fixed-income securities markets; deliver fixed income securities-related technical services and products; and deploy our electronic trading platform into new client segments;

•	to continue building our existing service offerings so that our electronic trading platform is fully integrated into the workflow of our broker-dealer and institutional investor clients and to continue to add functionality to allow our clients to achieve a fully automated end-to-end straight-through processing solution (automation from trade initiation to settlement);

•	to add new content and analytical capabilities to Corporate BondTickerTM in order to improve the value of the information we provide to our clients; and

•	to continue to supplement our internal growth by entering into strategic alliances, or acquiring businesses or technologies that will enable us to enter new markets, provide new products or services, or otherwise enhance the value of our platform to our clients.
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
     The third quarter of 2007 was a period of significant turmoil in the U.S. and European credit markets. A widespread retrenchment in the credit markets resulted in increased credit spreads and significantly higher credit spread volatility across a wide range of asset classes. We believe the resultant lack of liquidity in the credit markets led institutional investors to conduct a higher percentage of their trades directly with their broker-dealer counterparties resulting in lower volumes on our platform and that a normalization in credit market conditions is likely to favorably impact the volume of trades conducted over our platform.
     We have historically earned a substantial portion of our commissions and overall revenues from broker-dealer clients that are (or whose affiliates are) our stockholders. For 2006, a total of nine dealers, and for 2007, a total of seven dealers, were considered to be Stockholder Broker-Dealer Clients. The percentage of our revenues derived from our Stockholder Broker-Dealer Clients has been declining. For the nine months ended September 30, 2007, the percentage decreased to 37.3% from 46.1% for the nine months ended September 30, 2006. Affiliates of most of our Stockholder Broker-Dealer Clients are also among our institutional investor clients. A table detailing the amount of our revenues generated by the Stockholder Broker-Dealer Clients, and their respective affiliates, as well as the corresponding percentage of our total revenues, is provided below for the three and nine months ended September 30, 2007 and 2006.

	Three Months Ended Sept. 30,		Nine Months Ended Sept. 30,
	2007	2006	2007	2006
	($ in thousands)
Commissions	$6,993	$8,750	$24,263	$26,249
Information and user access fees	218	290	595	898
Investment income	474	227	1,388	719
Other	150	125	352	389

	$7,835	$9,392	$26,598	$28,255

Percentage of total revenues	35.3%	45.2%	37.3%	46.1%
Commission Revenue Trends
     Commissions are generally calculated as a percentage of the notional dollar volume of bonds traded on our platform and vary based on the type, size, yield and maturity of the bond traded. The commission rates are based on a number of factors, including fees charged by inter-dealer brokers in the respective markets, average bid-offer spreads in the products we offer and transaction costs through alternative channels including the telephone. Under our transaction fee plans, bonds that are more actively traded or that have shorter maturities are generally charged lower commissions, while bonds that are less actively traded or that have longer maturities generally command higher commissions.
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
     Other Commissions Commissions for other bond trades generally vary based on the type and the maturity of the bond traded. We generally operate using standard fee schedules that may include both variable transaction fees and fixed monthly fees that are charged to the participating dealers. For credit default swap index trades, we charge commissions to both broker-dealer and institutional investor clients calculated as a percentage of the notional volume of transactions traded on the platform.
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
     Information and User Access Fees We charge information services fees for Corporate BondTicker to our broker-dealer clients, institutional investor clients and data-only subscribers. The information services fee is a flat monthly fee, based on the level of service. We also generate information services fees from the sale of bulk data to certain institutional investor clients and data-only subscribers. Institutional investor clients trading U.S. high-grade corporate bonds are charged a monthly user access fee for the use of our platform. The fee, billed quarterly, is charged to the client based on the number of the client’s users. To encourage institutional investor clients to execute trades on our U.S. high-grade corporate bond platform, we reduce these information services and user access fees for such clients once minimum quarterly trading volumes are attained.
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
     Investment Income Investment income consists of income earned on our investments. In the fourth quarter of 2006, we commenced a $40.0 million share repurchase program. Through September 30, 2007, we have expended a total of $30.0 million under this program. Investment income may decline as we use our cash to purchase our common stock under the share repurchase program.
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
     In June 2006, the FASB issued FIN 48, which applies to all tax positions accounted for under SFAS 109. A “tax position” includes current or future reductions in taxable income reported or expected to be reported on a tax return. FIN 48 supplements SFAS 109 by defining the confidence level that a tax position must meet in order to be recognized in the financial statements. The interpretation requires that the tax effects of a position be recognized only if it is “more-likely-than-not” (greater than 50% likelihood) to be sustained based solely on its technical merits as of the reporting date. In making this assessment, a company must assume that the taxing authorities will examine the position. As a result of the implementation of FIN 48 effective January 1, 2007, the Company recognized an increase in deferred tax assets of $3.0 million related to previously unrecognized tax benefits, which was accounted for as an increase to Additional paid-in capital of $0.3 million and an increase in accrued expenses of $2.7 million. Unrecognized tax benefits as of January 1, 2007 and September 30, 2007 were $2.7 million and $2.8 million, respectively. If recognized, this entire amount would impact the effective tax rate. In accordance with FIN 48, certain deferred tax assets aggregating $14.1 million were no longer recognized and the related valuation allowance was reversed.
     Other than the adoption of FIN 48 effective January 1, 2007, there were no significant changes to our critical accounting policies and estimates during the nine months ended September 30, 2007, as compared to those we disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2006.

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
Statistical Information
     Our trading volume for each of the periods presented was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006

Trading Volume Data (in billions)
U.S. high-grade — multi dealer	$37.3	$44.7	$155.7	$124.4
U.S. high-grade — single dealer	2.6	5.1	12.6	14.6

Total U.S. high-grade	39.9	49.8	168.3	139.0
European high-grade	14.8	18.7	66.9	65.5
Other	21.0	15.3	56.4	43.3

Total	$75.7	$83.8	$291.6	$247.8

Number of U.S. Trading Days	63	63	188	187
Number of U.K. Trading Days	64	64	189	188
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
     Our active institutional investor clients (firms that executed at least one trade through our electronic trading platform for the twelve months ended September 30, 2007 and 2006, respectively) and our broker-dealer clients as of September 30, 2007 and 2006 were as follows:

	September 30,
	2007	2006
Institutional Investor Clients:
U.S.	474	452
Europe	217	231

Total	691	683

Broker-Dealer Clients	30	25

     Results of Operations
     Three Months Ended September 30, 2007 Compared to Three Months Ended September 30, 2006
     Overview
     Total revenues increased by $1.4 million or 6.9% to $22.2 million for the three months ended September 30, 2007 from $20.8 million for the three months ended September 30, 2006. This increase in total revenues was primarily due to an increase in European high-grade commissions of $1.6 million.

     Total expenses increased slightly to $18.6 million for the three months ended September 30, 2007 from $18.5 million for the three months ended September 30, 2006. Higher occupancy, marketing and advertising expenses totaling $0.2 million were partially offset by lower employee compensation and benefits.
     For the three months ended September 30, 2007, income before taxes increased by $1.4 million or 63.4% to $3.6 million compared to $2.2 million for the three months ended September 30, 2006. Net income increased by $1.1 million or 85.8% to $2.4 million compared to $1.3 million for three months ended September 30, 2006.
     Revenues
     Our revenues and percentage of revenues for the three months ended September 30, 2007 and 2006, and the resulting dollar and percentage changes, were as follows:

	Three Months Ended September 30,
	2007		2006
		% of		% of	$	%
	$	Revenues	$	Revenues	Change	Change
	($ in thousands)
Revenues
Commissions
U.S. high-grade	$11,982	54.0%	$12,250	59.0%	$(268)	(2.2)%
European high-grade	4,889	22.0	3,290	15.8	1,599	48.6
Other	2,107	9.5	2,057	9.9	50	2.4

Total commissions	18,978	85.5	17,597	84.7	1,381	7.8
Information and user access fees	1,535	6.9	1,426	6.9	109	7.6
License fees	90	0.4	247	1.2	(157)	(63.6)
Investment income	1,332	6.0	1,266	6.1	66	5.2
Other	263	1.2	238	1.1	25	10.5

Total revenues	$22,198	100.0%	$20,774	100.0%	$1,424	6.9%

Commissions. Total commissions increased by $1.4 million or 7.8% to $19.0 million for the three months ended September 30, 2007 from $17.6 million for the three months ended September 30, 2006. The following table shows the extent to which the increase in commissions for the three months ended September 30, 2007 as compared to the three months ended September 30, 2006 was attributable to changes in transaction volumes, variable fees per million, fixed monthly distribution fees and DealerAxess® minimum fees:

	Change from Three Months Ended September 30, 2006
	U.S.	European
	High-Grade	High-Grade	Other	Total
	(In thousands)
Volume (decrease) increase	$(687)	$(686)	$766	$(607)
Variable fee per million increase (decrease)	1,003	(1,139)	(716)	(852)
Fixed monthly distribution fees increase	495	3,424	—	3,919
DealerAxess® minimum fees decrease	(1,079)	—	—	(1,079)

Total commissions (decrease) increase	$(268)	$1,599	$50	$1,381

     Our average fees per million for the three months ended September 30, 2007 and 2006 were as follows:

	Three Months Ended September 30,
	2007	2006
Average Fee Per Million
U.S. high-grade
Total	$300	$246
Variable	$95	$69
European high-grade
Total	$330	$176
Variable	$99	$176
Other	$100	$134
All Products	$251	$210
     For the three months ended September 30, 2007, U.S. high-grade volume decreased by 19.9% compared to the three months ended September 30, 2006. The decrease in U.S. high-grade volume was due primarily to a decline in the Company’s estimated market share of total U.S. high-grade corporate bond volume as reported by NASD Trade Reporting and Compliance Engine (“TRACE”) from 9.3% for the three months ended September 30, 2006 to 7.8% for the three months ended September 30, 2007, coupled with a decline in TRACE volume. The majority of the market share decline was attributable to a decrease in floating rate note volume, a sector of the market that was heavily impacted by the credit market turmoil. Estimated NASD TRACE U.S. high-grade volume decreased by 4.0% from $533.9 billion for the three months ended September 30, 2006 to $512.7 billion for the three months ended September 30, 2007. The fixed monthly U.S. high-grade distribution fees were $8.0 million for the three months ended September 30, 2007, compared to $7.6 million for the three months ended September 30, 2006. The DealerAxess® monthly minimum fees were $0.2 million and $1.2 million for the three months ended September 30, 2007 and 2006, respectively. The majority of the DealerAxess® minimum fee commitments expired as of June 30, 2007. The total U.S. high-grade average fee per million is calculated for each period presented using both the variable transaction fees and the fixed monthly distribution fees, including the DealerAxess® monthly minimum fees, paid by our broker-dealer clients. The variable U.S. high-grade average fee per million increased due to the longer maturity of trades executed on the platform, for which we charge higher commissions.
     For the three months ended September 30, 2007, European high-grade volume decreased by 20.9%, net of a favorable effect of foreign currency changes, compared to the three months ended September 30, 2006. During the third quarter of 2007, we believe that the European credit markets experienced market conditions similar to the U.S. On June 1, 2007, we introduced a new fee plan for European high-grade corporate bond trades. Similar to the U.S. high-grade plan, the new European high-grade corporate bond fee plan incorporates a fixed monthly fee and a variable fee that is dependent on the type of bond traded and the maturity of the issue. The fixed monthly European high-grade distribution fee was $3.4 million for the three months ended September 30, 2007. The total European high-grade average fee per million is calculated for each period presented using both the variable transaction fees and the fixed monthly distribution fees paid by our broker-dealer clients. The decrease in the variable European high-grade average fee per million for the three months ended September 30, 2007 as compared to the three months ended September 30, 2006 resulted principally from the introduction of the new European high-grade fee plan.
     For the three months ended September 30, 2007, Other volume increased by 37.3%, compared to the three months ended September 30, 2006. The increase was primarily due to higher credit default swap, high-yield and agencies volume. Other average fee per million declined primarily due to higher volume in lower margin products, including credit default swap indexes and agencies.
     Information and User Access Fees. Information and user access fees increased by $0.1 million or 7.6% to $1.5 million for the three months ended September 30, 2007 from $1.4 million for the three months ended September 30, 2006.
     License Fees. License fees decreased by $0.2 million or 63.6% to $0.1 million for the three months ended September 30, 2007 from $0.2 million for the three months ended September 30, 2006.
     Investment Income. Investment income was $1.3 million for each of the three months ended September 30, 2007 and 2006.
     Other. Other revenues increased by 10.5% to $0.3 million for the three months ended September 30, 2007 from $0.2 million for the three months ended September 30, 2006.

     Expenses
     Our expenses and percentage of revenues for the three months ended September 30, 2007 and 2006, and the resulting dollar and percentage changes, were as follows:

	Three Months Ended September 30,
	2007		2006
		% of		% of	$	%
	$	Revenues	$	Revenues	Change	Change
	($ in thousands)
Expenses
Employee compensation and benefits	$10,258	46.2%	$10,483	50.5%	$(225)	(2.1)%
Depreciation and amortization	1,686	7.6	1,703	8.2	(17)	(1.0)
Technology and communications	1,897	8.5	1,956	9.4	(59)	(3.0)
Professional and consulting fees	1,883	8.5	1,883	9.1	—	—
Occupancy	869	3.9	778	3.7	91	11.7
Marketing and advertising	481	2.2	338	1.6	143	42.3
General and administrative	1,481	6.7	1,403	6.8	78	5.6

Total expenses	$18,555	83.6%	$18,544	89.3%	$11	0.1%

     Employee Compensation and Benefits. Employee compensation and benefits decreased by $0.2 million or 2.1% to $10.3 million for the three months ended September 30, 2007 from $10.5 million for the three months ended September 30, 2006. This decrease was primarily attributable to reduced severance costs of $0.6 million, offset by higher incentive compensation of $0.4 million.
     Depreciation and Amortization. Depreciation and amortization expense was $1.7 million for each of the three months ended September 30, 2007 and 2006. For the three months ended September 30, 2007 and 2006, we capitalized $0.9 million and $0.8 million, respectively, of software development costs and $0.5 million and $0.8 million, respectively, of computer and related equipment purchases.
     Technology and Communications. Technology and communications expense decreased by $0.1 million or 3.0% to $1.9 million for the three months ended September 30, 2007 from $2.0 million for the three months ended September 30, 2006. This decrease was attributable to lower software license and maintenance costs.
     Professional and Consulting Fees. Professional and consulting fees were $1.9 million for each of the three months ended September 30, 2007 and 2006. Increases in recruiting and legal costs totaling $0.3 million were offset by lower information technology and non-technology consultant costs.
     Occupancy. Occupancy costs increased by $0.1 million or 11.7% to $0.9 million for the three months ended September 30, 2007 from $0.8 million for the three months ended September 30, 2006, primarily due to rent expense for additional leased space in New York City.
     Marketing and Advertising. Marketing and advertising expense increased by $0.1 million or 42.3% to $0.5 million for the three months ended September 30, 2007 from $0.3 million for the three month periods ended September 30, 2006, primarily due to higher public relations cost.
     General and Administrative. General and administrative expense increased by $0.1 million or 5.6% to $1.5 million for the three months ended September 30, 2007 from $1.4 million for the three months ended September 30, 2006, primarily due to higher travel and entertainment expense.
     Provision for Income Tax. For the three months ended September 30, 2007 and 2006, we recorded an income tax provision of $1.2 million and $0.9 million, respectively. The increase in the tax provision was primarily attributable to the $1.4 million increase in pre-tax income for the period. With the exception of the payment of certain state and local taxes, the provision for income taxes was a non-cash expense since we had available net operating loss carryforwards and tax credits to offset the cash payment of taxes.

     Our consolidated effective tax rate for the three months ended September 30, 2007 was 33.9% compared to 41.8% for the three months ended September 30, 2006. The decrease in the effective tax rate was principally attributable to an increase in foreign earnings in 2007. Our consolidated effective tax rate can vary from period to period depending on, among other factors, the geographic and business mix of our earnings and change in tax legislation.
     Nine Months Ended September 30, 2007 Compared to Nine Months Ended September 30, 2006
     Overview
     Total revenues increased by $10.0 million or 16.4% to $71.3 million for the nine months ended September 30, 2007 from $61.2 million for the nine months ended September 30, 2006. This increase in total revenues was primarily due to increases in total commissions of $8.8 million, investment income of $0.5 million and other revenues of $0.6 million.
     Total expenses increased by $0.9 million or 1.6% to $57.1 million for the nine months ended September 30, 2007 from $56.2 million for the nine months ended September 30, 2006. This increase was primarily due to higher employee compensation and benefits of $1.5 million and depreciation and amortization of $0.5 million, offset by a decline in professional and consulting fees of $1.4 million.
     For the nine months ended September 30, 2007, income before taxes increased by $9.1 million or 182.1% to $14.1 million compared to $5.0 million for the nine months ended September 30, 2006. Net income increased by $5.2 million or 164.3% to $8.4 million compared to $3.2 million for the nine months ended September 30, 2006.
     Revenues
     Our revenues and percentage of revenues for the nine months ended September 30, 2007 and 2006, and the resulting dollar and percentage changes, were as follows:

	Nine Months Ended September 30,
	2007		2006
		% of		% of	$	%
	$	Revenues	$	Revenues	Change	Change
	($ in thousands)
Revenues
Commissions
U.S. high-grade	$40,196	56.4%	$34,254	55.9%	$5,942	17.3%
European high-grade	14,099	19.8	11,717	19.1	2,382	20.3
Other	6,832	9.6	6,371	10.4	461	7.2

Total commissions	61,127	85.8	52,342	85.5	8,785	16.8
Information and user access fees	4,357	6.1	4,108	6.7	249	6.1
License fees	658	0.9	742	1.2	(84)	(11.3)
Investment income	3,812	5.3	3,312	5.4	500	15.1
Other	1,313	1.8	732	1.2	581	79.4

Total revenues	$71,267	100.0%	$61,236	100.0%	$10,031	16.4%

Commissions. Total commissions increased by $8.8 million or 16.8% to $61.1 million for the nine months ended September 30, 2007 from $52.3 million for the nine months ended September 30, 2006. The following table shows the extent to which the increase in commissions for the nine months ended September 30, 2007 as compared to the nine months ended September 30, 2006 was attributable to changes in transaction volumes, variable fees per million, fixed monthly distribution fees and DealerAxess® minimum fees:

	Change from Nine Months Ended September 30, 2006
	U.S.	European
	High-Grade	High-Grade	Other	Total
	(In thousands)
Volume increases	$2,276	$250	$1,927	$4,454
Variable fee per million increase (decrease)	215	(2,407)	(1,466)	(3,659)
Fixed monthly distribution fees increase	1,276	4,539	—	5,815
DealerAxess® minimum fees increase	2,175	—	—	2,175

Total commissions increase	$5,942	$2,382	$461	$8,785

     Our average fees per million for the nine months ended September 30, 2007 and 2006 were as follows:

	Nine Months Ended September 30,
	2007	2006
Average Fee Per Million
U.S. high-grade
Total	$239	$246
Variable	$79	$78
European high-grade
Total	$211	$179
Variable	$143	$179
Other	$121	$147
All Products	$210	$211
     For the nine months ended September 30, 2007, U.S. high-grade volume increased by 21.1% compared to the nine months ended September 30, 2006. The increase in U.S. high-grade volume was due primarily to an increase in the Company’s estimated market share of total U.S. high-grade corporate bond volume as reported by NASD TRACE from 8.2% for the nine months ended September 30, 2006 to 9.5% for the nine months ended September 30, 2007. Estimated NASD TRACE U.S. high-grade volume increased by 4.0% from $1,702 billion for the nine months ended September 30, 2006 to $1,771 billion for the nine months ended September 30, 2007. The fixed monthly U.S. high-grade distribution fees were $23.5 million for the nine months ended September 30, 2007, compared to $22.2 million for the nine months ended September 30, 2006. The DealerAxess® monthly minimum fees were $3.4 million and $1.2 million for the nine months ended September 30, 2007 and 2006, respectively. The majority of the DealerAxess® minimum fee commitments expired as of June 30, 2007. The total U.S. high-grade average fee per million is calculated for each period presented using both the variable transaction fees and the fixed monthly distribution fees, including the DealerAxess® monthly minimum fees, paid by our broker-dealer clients.
     For the nine months ended September 30, 2007, European high-grade volume increased by 2.1% compared to the nine months ended September 30, 2006 principally due to the favorable effect of foreign currency changes. In local currency, volume decreased by 6.5% for the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006. On June 1, 2007, we introduced a new fee plan for European high-grade corporate bond trades. Similar to the U.S. high-grade plan, the new European high-grade corporate bond fee plan incorporates a fixed monthly fee and a variable fee that is dependent on the type of bond traded and the maturity of the issue. The fixed monthly European high-grade distribution fee was $4.5 million for the nine months ended September 30, 2007. The total European high-grade average fee per million is calculated for each period presented using both the variable transaction fees and the fixed monthly distribution fees paid by our broker-dealer clients. The decrease in the variable European high-grade average fee per million for the three months ended September 30, 2007 as compared to the three months ended September 30, 2006 resulted principally from the introduction of the new European high-grade fee plan.
     For the nine months ended September 30, 2007, Other volume increased by 30.3% compared to the nine months ended September 30, 2007. The increase was primarily due to higher credit default swap, high-yield and agencies volume. Other average fee per million declined primarily due to higher volume in lower margin products, including credit default swap and agencies.
     Information and User Access Fees. Information and user access fees increased by $0.2 million or 6.1% to $4.4 million for the nine months ended September 30, 2007 from $4.1 million for the nine months ended September 30, 2006.

     License Fees. License fees were $0.7 million for each of the nine months ended September 30, 2007 and 2006.
     Investment Income. Investment income increased by $0.5 million or 15.1% to $3.8 million for the nine months ended September 30, 2007 from $3.3 million for the nine months ended September 30, 2006. This increase was primarily due to higher Cash and cash equivalents and Securities available-for-sale balances, which include the effect of the share repurchase program, and a rise in interest rates during the nine months ended September 30, 2007 as compared to the nine months ended September 30, 2006.
     Other. Other revenues increased by $0.6 million or 79.4% to $1.3 million for the nine months ended September 30, 2007 from $0.7 million for the nine months ended September 30, 2006. Other revenues in 2007 included $0.6 million in revenue recognized under a technology development contract with a broker-dealer client.
     Expenses
     Our expenses and percentage of revenues for the nine months ended September 30, 2007 and 2006, and the resulting dollar and percentage changes, were as follows:

	Nine Months Ended September 30,
	2007		2006
		% of		% of	$	%
	$	Revenues	$	Revenues	Change	Change
			($ in thousands)
Expenses
Employee compensation and benefits	$32,771	46.0%	$31,264	51.1%	$1,507	4.8%
Depreciation and amortization	5,476	7.7	5,025	8.2	451	9.0
Technology and communications	5,595	7.9	5,799	9.5	(204)	(3.5)
Professional and consulting fees	5,505	7.7	6,922	11.3	(1,417)	(20.5)
Occupancy	2,423	3.4	2,270	3.7	153	6.7
Marketing and advertising	1,364	1.9	1,193	1.9	171	14.3
General and administrative	3,982	5.6	3,748	6.1	234	6.2

Total expenses	$57,116	80.1%	$56,221	91.8%	$895	1.6%

     Employee Compensation and Benefits. Employee compensation and benefits increased by $1.5 million or 4.8% to $32.8 million for the nine months ended September 30, 2007 from $31.3 million for the nine months ended September 30, 2006. This increase was primarily attributable to higher cash incentive compensation of $2.6 million and increased payroll taxes of $0.8 million. These increases were offset by reductions in wages of $1.0 million, stock-based compensation costs of $0.4 million and severance costs of $0.6 million.
     Depreciation and Amortization. Depreciation and amortization expense increased by $0.5 million or 9.0% to $5.5 million for the nine months ended September 30, 2007 from $5.0 million for the nine months ended September 30, 2006. This increase was attributable to increased amortization of capitalized software development costs for our credit default swap and DealerAxess® products. For the nine months ended September 30, 2007 and 2006, we capitalized $2.6 million and $2.8 million, respectively, of software development costs and $1.1 million and $2.3 million, respectively, of computer and related equipment purchases.
     Technology and Communications. Technology and communications expense decreased by $0.2 million or 3.5% to $5.6 million for the nine months ended September 30, 2007 from $5.8 million for the nine months ended September 30, 2006. This decrease was attributable to lower maintenance and office hardware costs.
     Professional and Consulting Fees. Professional and consulting fees decreased by $1.4 million or 20.5% to $5.5 million for the nine months ended September 30, 2007 from $6.9 million for the nine months ended September 30, 2006. This decrease was primarily due to lower information technology and non-technology consulting costs of $1.1 million and accounting and tax fees of $0.8 million, offset by higher recruiting fees of $0.6 million.

     Occupancy. Occupancy costs increased by $0.2 million or 6.7% to $2.4 million for the nine months ended September 30, 2007 from $2.3 million for the nine months ended September 30, 2006, primarily due to rent expense for additional leased space.
     Marketing and Advertising. Marketing and advertising expense increased by $0.2 million or 14.3% to $1.4 million for the nine months ended September 30, 2007 from $1.2 million for the nine months ended September 30, 2006, primarily due to higher public relations and promotional expenses.
     General and Administrative. General and administrative expense increased by $0.2 million or 6.2% to $4.0 million for the nine months ended September 30, 2007 from $3.7 million for the nine months ended September 30, 2006, primarily due to higher travel and entertainment expense.
     Provision for Income Tax. For the nine months ended September 30, 2007 and 2006, we recorded an income tax provision of $5.7 million and $1.8 million, respectively. The increase in the tax provision was primarily attributable to the $9.1 million increase in pre-tax income for the period. With the exception of the payment of certain state and local taxes, the provision for income taxes was a non-cash expense since we had available net operating loss carryforwards and tax credits to offset the cash payment of taxes.
     Our consolidated effective tax rate for the nine months ended September 30, 2007 was 40.6% compared to 36.5% for the nine months ended September 30, 2006. The 2007 provision includes an adjustment to the deferred tax asset balance of $0.5 million to reflect the tax rate anticipated to be in effect when temporary differences are expected to reverse, as well as changes in an enacted state and foreign tax rates. This adjustment increased the effective tax rate for the nine months ended September 30, 2007 by 3.1 percentage points. The 2006 tax provision included an adjustment to the deferred tax liability of $0.2 million, which reduced the effective tax rate by 3.2 percentage points. Our consolidated effective tax rate can vary from period to period depending on, among other factors, the geographic and business mix of our earnings and change in tax legislation.
Liquidity and Capital Resources
     Since our inception, we have met our funding requirements through the issuance of our preferred stock, internally generated funds and our initial public offering in November 2004. Cash and cash equivalents and Securities available-for-sale totaled $127.8 million as of September 30, 2007. We have no long-term or short-term debt and do not maintain bank lines of credit.
     On October 26, 2006, our Board of Directors authorized a stock repurchase program for up to $40.0 million of our common stock. Shares repurchased under the program will be held in treasury for future use. During the nine months ended September 30, 2007, a total of 1,921,697 shares were repurchased at a cost of $27.4 million. A total of 2,112,197 shares have been repurchased at an aggregate cost of $30.0 million from the inception of the repurchase program through September 30, 2007.
     Our cash flows for the periods presented below were as follows:

	Nine Months Ended September 30,
	2007	2006
	(In thousands)
Net cash provided by operating activities	$22,330	$8,079
Net cash used in investing activities	(8,145)	(3,265)
Net cash (used in) provided by financing activities	(21,668)	2,592
Effect of exchange rate changes on cash	(167)	(302)

Net (decrease) increase for the period	$(7,650)	$7,104

Operating Activities
     Net cash provided by operating activities of $22.3 million for the nine months ended September 30, 2007 consisted of net income of $8.4 million, adjusted for non-cash charges, primarily consisting of depreciation and amortization of $5.5 million, stock-based compensation expense of $4.1 million and deferred taxes of $5.3 million, offset by an increase in cash used for working capital of $1.3 million. The use of working capital primarily resulted from an increase in accounts receivable of $2.5 million and decrease in accrued employee compensation of $1.3 million partially offset by a decline in accounts payable, accrued expenses and other liabilities of $1.4 million.

     Net cash provided by operating activities of $8.1 million for the nine months ended September 30, 2006 consisted of net income of $3.2 million, adjusted for non-cash charges, primarily consisting of depreciation and amortization of $5.0 million, stock-based compensation expense of $4.5 million, and deferred taxes of $0.8 million offset by an increase in cash used for working capital of $6.0 million. The use of working capital primarily resulted from an increase in accounts receivable of $4.5 million.
Investing Activities
     Net cash used in investing activities of $8.1 million for the nine months ended September 30, 2007 primarily consisted of net purchases of securities available-for-sale of $4.4 million, purchases of furniture, equipment and leasehold improvements of $1.1 million and capitalization of software development costs of $2.6 million.
     Net cash used in investing activities of $3.3 million for the nine months ended September 30, 2006 primarily consisted of net purchases of securities-available-for-sale of $1.8 million, purchases of furniture, equipment and leasehold improvements of $2.3 million and capitalization of software development costs of $2.8 million.
Financing Activities
     Net cash used in financing activities of $21.7 million for the nine months ended September 30, 2007 primarily consisted of the purchase of treasury stock of $27.4 million, offset by proceeds from the exercise of stock options and issuance of restricted stock of $5.1 million.
     Net cash provided by financing activities of $2.6 million for the nine months ended September 30, 2006 consisted of proceeds from the exercise of stock options and issuance of restricted stock of $1.5 million and excess tax benefits of $1.1 million.
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
     We have two major operating subsidiaries, MarketAxess Corporation and MarketAxess Europe Limited. MarketAxess Corporation is a registered broker-dealer in the U.S. and MarketAxess Europe Limited is a registered alternative trading system in the U.K. As such, they are subject to minimum regulatory capital requirements imposed by their respective market regulators that are intended to ensure general financial soundness and liquidity based on certain minimum capital requirements. The U.S. and the U.K. regulations prohibit a registrant from repaying borrowings from its parent or affiliates, paying cash dividends, making loans to its parent or affiliates or otherwise entering into transactions that result in a significant reduction in its regulatory net capital position without prior notification to or approval from its principal regulator. The capital structures of our subsidiaries are designed to provide each with capital and liquidity consistent with its business and regulatory requirements. As of September 30, 2007, MarketAxess Corporation had net capital of $18.6 million, which was $17.5 million in excess of its required minimum net capital of $1.0 million. MarketAxess Europe Limited had financial resources, as defined by the FSA, of $17.7 million, which was $10.0 million in excess of its required financial resources of $7.7 million.

     In June 2006, our U.S. subsidiary, MarketAxess Corporation, commenced operating an anonymous matching service for its broker-dealer clients. MarketAxess Corporation executes trades on a riskless principal basis, which are cleared and settled by an independent clearing broker. The securities clearing agreement that MarketAxess Corporation maintains with the independent clearing broker commenced in December 2004. Under the securities clearing agreement, MarketAxess Corporation maintains a collateral deposit with the clearing broker in the form of cash or U.S. government securities. As of September 30, 2007, the collateral deposit included in Securities and cash provided as collateral on the Consolidated Statements of Financial Condition was $0.5 million. MarketAxess Corporation is exposed to credit risk in the event a counterparty does not fulfill its obligation to complete a transaction. Pursuant to the terms of the securities clearing agreement between MarketAxess Corporation and the independent clearing broker, the clearing broker has the right to charge MarketAxess Corporation for losses resulting from a counterparty’s failure to fulfill its contractual obligations. The losses are not capped at a maximum amount and apply to all trades executed through the clearing broker. As of September 30, 2007, MarketAxess Corporation recorded no contingent liabilities with regard to this right. In the ordinary course of business, we enter into contracts that contain a variety of representations, warranties and general indemnifications. Our maximum exposure from any claims under these arrangements is unknown, as this would involve claims that have not yet occurred. However, based on past experience, we expect the risk of loss to be remote.
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
Contractual Obligations and Commitments
     As of September 30, 2007, we had the contractual obligations and commitments detailed in the following table:

	Payments due by period
		Less than			More than
	Total	1 year	1 — 3 years	3 — 5 years	5 years
			(In thousands)
Operating leases	$11,927	$636	$5,108	$2,445	$3,738
Foreign currency forward contracts	20,992	20,992	—	—	—

	$32,919	$21,628	$5,108	$2,445	$3,738

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
     As of September 30, 2007, we had Securities available-for-sale of $53.4 million. Adverse movements, such as a 10% decrease in these securities or a downturn or disruption in the markets for these securities, could result in a substantial loss. In addition, principal gains and losses resulting from theses securities could on occasion have a disproportionate effect, positive or negative, on our financial condition and results of operations for any particular reporting period.

     Interest Rate Risk
     Interest rate risk represents our exposure to interest rate changes with respect to the money market instruments, U.S. Treasury obligations and short-term fixed-income securities in which we invest. As of September 30, 2007, our Cash and cash equivalents and Securities available-for-sale amounted to $127.8 million and was primarily in money market instruments, federal agency issues and municipal securities. We do not maintain an inventory of bonds that are traded on our platform.
     Derivative Risk
     Our limited derivative risk stems from our activities in the foreign currency forward contract market. We use this market to mitigate our U.S. dollar versus Pound Sterling exposure that arises from the investment of our U.K. Subsidiaries. As of September 30, 2007, the notional value of our foreign currency forward contracts was $21.0 million. We do not speculate in any derivative instruments.
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
Item 4. Controls and Procedures
     (a) Evaluation of Disclosure Controls and Procedures. Our management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our “disclosure controls and procedures” as that term is defined in Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of September 30, 2007. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective to ensure that information required to be disclosed by MarketAxess in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and to ensure that information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
     (b) Changes in Internal Control Over Financial Reporting. There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2007 identified in connection with the evaluation thereof by our management, including the Chief Executive Officer and Chief Financial Officer, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
     During the quarter ended September 30, 2007, we repurchased the following shares of our common stock:

			Total Number of Shares	Dollar Value of Shares
			Purchased as Part of	That May Yet Be
	Total Number of Shares	Average Price Paid per	Publicly Announced	Purchased Under the
Period	Purchased	Share	Plans	Plans
				(In Thousands)
July 1, 2007 — July 31, 2007	105,000	$18.79	105,000	$11,517
August 1, 2007 — August 31, 2007	30,000	17.61	30,000	10,989
September 1, 2007 — September 30, 2007	69,840	14.58	69,840	9,970

	204,840	$17.18	204,840

     On October 26, 2006, our Board of Directors authorized a stock repurchase program for up to $40.0 million of our common stock. We have repurchased and may continue to repurchase the shares in the open market or privately negotiated transactions, at times and prices considered appropriate by us depending upon prevailing market conditions. Shares repurchased under the program will be held in treasury for future use. A total of 2,112,197 shares have been repurchased at an aggregate cost of $30.0 million from the inception of the repurchase program through September 30, 2007.
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

MARKETAXESS HOLDINGS INC.
Date: November 1, 2007	By:	/s/ RICHARD M. MCVEY
Richard M. McVey
Chief Executive Officer (principal executive officer)

Date: November 1, 2007	By:	/s/ JAMES N.B. RUCKER
James N. B. Rucker
Chief Financial Officer (principal financial and accounting officer)