Form 10-K
period 2007-12-31
MARKETAXESS HOLDINGS INC
filed 2008-03-03
CIK 1278021

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT of 1934
For the fiscal year ended December 31, 2007
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
Common Stock, par value $0.003 per share

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐     No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.  Yes ☐     No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “small reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

The aggregate market value of the shares of common stock and non-voting common stock held by non-affiliates of the registrant as of June 30, 2007 (the last business day of the registrant’s most recently completed second fiscal quarter) was approximately $568.5 million computed by reference to the last reported sale price on the NASDAQ Global Select Market on that date. For purposes of this calculation, affiliates are considered to be officers, directors and holders of 10% or more of the outstanding common stock of the registrant on that date. The registrant had 31,006,961 shares of common stock, 1,990,423 of which were held by affiliates, and 2,585,654 shares of non-voting common stock outstanding on that date.

At February 29, 2008, the aggregate number of shares of the registrant’s common stock and non-voting common stock outstanding was 33,036,878.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for the 2008 Annual Meeting of Stockholders are incorporated by reference into Items 10, 11, 12, 13 and 14 of Part III of this Form 10-K.

MARKETAXESS HOLDINGS INC.

2007 FORM 10-K ANNUAL REPORT

ii

PART I

Forward-Looking Statements

This report contains certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements may be identified by words such as “expects,” “intends,” “anticipates,” “plans,” “believes,” “seeks,” “estimates,” “will,” or words of similar meaning and include, but are not limited to, statements regarding the outlook for our future business and financial performance. Forward-looking statements are based on management’s current expectations and assumptions, which are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict. It is routine for our internal projections and expectations to change as the year or each quarter in the year progresses, and therefore it should be clearly understood that the internal projections and beliefs upon which we base our expectations may change prior to the end of each quarter or the year. Although these expectations may change, we are under no obligation to revise or update any forward-looking statements contained in this report. Our company policy is generally to provide our expectations only once per quarter, and not to update that information until the next quarter. Actual future events or results may differ, perhaps materially, from those contained in the projections or forward-looking statements. Factors that could cause or contribute to such differences include those discussed below and elsewhere in this report, particularly in Item 1A., “Risk Factors.”

Item 1.	Business

MarketAxess operates one of the leading platforms for the electronic trading of corporate bonds and certain other types of fixed-income securities. Through our platform, 674 active institutional investor client firms (firms that executed at least one trade through our electronic trading platform between January 2007 and December 2007) can access the aggregate liquidity provided by the collective interest of our 30 broker-dealer clients in buying or selling bonds through our platform. Our active institutional investor clients include investment advisers, mutual funds, insurance companies, public and private pension funds, bank portfolios and hedge funds. We provide data and analytical tools that help our clients make trading decisions, we provide connectivity solutions that facilitate the trading process by electronically communicating order information between trading counterparties and we provide our clients with ancillary technology services. Our revenues are primarily generated from the trading of U.S. and European high-grade corporate bonds.

Our multi-dealer request for quote (“RFQ”) trading platform allows our institutional investor clients to simultaneously request competing, executable bids or offers from our broker-dealer clients and execute trades with the broker-dealer of their choice from among those that choose to respond. We offer our broker-dealer clients a solution that enables them to efficiently reach our institutional investor clients for the distribution and trading of bonds. In addition to U.S. high-grade corporate bonds, European high-grade corporate bonds and emerging markets bonds, including both investment-grade and non-investment grade debt, we also offer our clients the ability to trade crossover and high-yield bonds, agency bonds and credit default swaps (“CDS”). Our DealerAxess® anonymous cross-matching trading service allows dealers to trade fixed-income securities and credit default swaps with each other on our platform.

The majority of our revenues are derived from monthly distribution fees and commissions for trades executed on our platform that are billed to our broker-dealer clients on a monthly basis. We also derive revenues from information and user access fees, license fees, investment income and other income, which includes fees earned from our technology services business. Our expenses consist of employee compensation and benefits, depreciation and amortization, technology and communication expenses, professional and consulting fees, occupancy, marketing and advertising and general and administrative expenses.

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

Through our disclosed multi-dealer RFQ platform, our institutional investor clients can determine prices available for a security, a process called price discovery, as well as trade securities directly with our broker-dealer clients. The price discovery process includes the ability to view indicative prices from the broker-dealer clients’ inventory available on our platform, access to real-time pricing information and analytical tools (including spread-to-Treasury data, search capabilities and independent third-party credit research) available on our Corporate BondTickerTM service and the ability to request executable bids and offers simultaneously from up to 22 of our broker-dealer clients during the trade process. On average, institutional investor clients receive several bids or offers from broker-dealer clients in response to trade inquiries. However, some trade inquiries may not receive any bids or offers. Our services relating to trade execution include single and multiple-dealer inquiries; list trading, which is the ability to request bids and offers on multiple bonds at the same time; and swap trading, which is the ability to request an offer to purchase one bond and a bid to sell another bond, in a manner such that the two trades will be executed simultaneously, with payment based on the price differential of the bonds. Once a trade is completed on our platform, the broker-dealer client and institutional investor client may settle the trade with the assistance of our automated post-trade messaging, which facilitates the communication of trade acknowledgment and allocation information between our institutional investor and broker-dealer clients. We are not a party to the actual trades that occur on our platform between institutional investor clients and broker-dealer clients; rather, we serve as an intermediary between broker-dealers and institutional investors, enabling them to meet, agree on a price and then transact with each other.

Our DealerAxess® anonymous cross-matching service, which we introduced in June 2006, allows our broker-dealer clients to transact U.S. corporate and emerging markets bond and CDS trades on our platform with other broker-dealer clients. Our broker-dealer clients can execute these trades in a more efficient manner and at lower transaction costs than in the traditional voice-brokered inter-dealer market. Although DealerAxess® is a completely segregated trading platform, it shares the same core technology as our client-to-dealer platform. MarketAxess Corporation, our U.S. subsidiary, acts as intermediary on a riskless principal basis in bond transactions between broker-dealer clients by serving as counterparty to the two broker-dealer clients involved. CDS transactions are conducted on the DealerAxess® platform on a name give-up basis and are directly settled between the two trading counterparties.

Our client base includes 30 of the leading broker-dealers in global fixed-income trading and 674 active institutional investor firms (firms that executed at least one trade through our electronic trading platform between January 2007 and December 2007). Our broker-dealer clients accounted for approximately 98% of the underwriting of newly-issued U.S. high-grade corporate bonds and approximately 82% of the underwriting of newly issued European high-grade corporate bonds in 2007. We believe these broker-dealers also represent the principal source of secondary market liquidity in the other markets in which we operate. Secondary market liquidity refers to the ability of market participants to buy or sell a security quickly and in large volume subsequent to the original issuance of the security, without substantially affecting the price of the security. Our broker-dealer clients currently trade fixed-income securities by traditional means including telephone, e-mail and proprietary single-dealer systems in addition to our electronic trading platform and we expect them to continue to do so in the future. We believe that these traditional means of trading remain the manner in which the majority of bonds are traded between institutional investors and broker-dealers. Our volume in U.S. high-grade corporate bonds represented approximately 9.4% of the total U.S. high-grade corporate bond volume, excluding convertible bonds, for 2007 as reported by the Financial Industry Regulatory Authority (“FINRA”) Trade Reporting and Compliance Engine (“TRACE”), which includes inter-dealer and retail trading as well as trading between institutional investors and broker-dealers. We have not identified a reliable source of data relating to either the total volume of client-to-dealer trading or the size of the other markets we serve and therefore are unable to accurately determine the total volume of secondary trading of these bonds or the portion of such trading conducted on our platform.

Company History

MarketAxess was formed in April 2000, and pilot trading on our fully disclosed multi-dealer platform began in October 2000. We launched trading on our electronic platform in January 2001 with eight broker-dealer clients. In March 2001, we acquired Trading Edge, Inc. (“Trading Edge”), the operator of an anonymous trading platform for U.S. corporate bonds, convertible bonds, municipal bonds and emerging markets bonds. The technology platform developed by Trading Edge and obtained by us through the acquisition is now the core of our product offerings. In August 2001, one of our U.K. subsidiaries, MarketAxess Europe Limited, began operations with secondary electronic trading in U.S. dollar-denominated and Euro-denominated corporate bonds. We launched our information service, Corporate BondTickerTM in July 2002. Corporate BondTickerTM combines FINRA TRACE data with MarketAxess data and analytical tools to provide trading professionals, research firms, rating and news agencies, and other market participants with a comprehensive set of corporate bond information. On November 4, 2004, we completed the initial public offering of our common stock. In November 2007, we formed a new subsidiary, MarketAxess Technologies Inc., which acquired certain assets and assumed certain obligations of Trade West Systems, LLC (“TWS”). TWS is a Utah-based financial software and technology services provider focused on providing gateway adapters for connecting order management systems and trading systems to fixed-income trading venues.

Industry Background

Fixed-income securities are issued by corporations, governments and other entities, and pay a pre-set absolute or relative rate of return. As of December 31, 2007, there were approximately $29.2 trillion of fixed-income securities outstanding in the U.S. market, including $5.7 trillion of U.S. corporate bonds. We are primarily active in six segments of the credit markets within the global fixed-income securities market: U.S. high-grade corporate bonds; European high-grade corporate bonds; emerging markets bonds; crossover and high-yield bonds; agency bonds; and CDS.

The second half of 2007 was a period of significant turmoil in the U.S. and European credit markets, especially in short-term funding and floating rate note instruments. A widespread retrenchment in the credit markets resulted in increased credit spreads and significantly higher credit spread volatility across a wide range of asset classes. The average daily trading volume of U.S. high-grade corporate bonds for the second half of 2007 decreased by 14% compared to the second half of 2006. We believe the resultant lack of liquidity in the credit markets led institutional investors to reduce overall bond trading activity and conduct a higher percentage of their trades directly with their broker-dealer counterparties, resulting in lower volumes on our platform. We also believe that a stabilization in credit market conditions, at higher overall levels of credit spreads, is likely to favorably impact the volume of trades conducted over our platform.

U.S. High-Grade Corporate Bond Market

The total amount of U.S. corporate bonds outstanding has grown from $3.0 trillion as of December 31, 1999 to $5.7 trillion as of December 31, 2007. The average daily trading volume of U.S. corporate bonds (investment grade and high yield) has decreased from approximately $17.9 billion in 2002 (the first calendar year for which such data are available) to $13.2 billion in 2007. We believe that this decline in average daily trading volumes is due to cyclical credit market conditions and the growth of debt instruments going into structured product instruments.

The U.S. corporate bond market consists of three broad categories of securities: investment-grade debt (so-called “high-grade”), which typically refers to debt rated BBB- or better by Standard & Poor’s or Baa3 or better by Moody’s Investor Service; debt rated below investment-grade (so-called “high-yield”), which typically refers to debt rated lower than BBB- by Standard & Poor’s or Baa3 by Moody’s Investor Service; and debt convertible into equity (so-called “convertible debt”).

The U.S. high-grade corporate bond market, which represents the largest subset of the U.S. corporate bond market, has undergone significant change over the last several years, which has been driven by a number of factors, including:

•	Improved price transparency — In 2002, FINRA adopted TRACE reporting, which requires FINRA members to report secondary market transactions in certain fixed-income securities to the FINRA. Since February 2005, the list of TRACE-eligible bonds has included 23,000 unique securities, representing 99% of the daily trading volume of high-grade bonds.

•	Introduction of electronic trading platforms — Electronic trading platforms, which are in the early stages of adoption, act as central facilities to bring together buyers and sellers. The actions of participants on these platforms are facilitated by an electronic medium that improves some of the manual processes that might otherwise be required, such as searching for securities with specific characteristics, the coordination of multiple bilateral telephone calls or electronic communications, the sorting and analysis of competing bids or offers, and the entry of orders into the trading system after verbal or e-mail trade agreement. As a result, these platforms typically provide a lower-cost and more efficient means of enhanced distribution and trade execution than previously possible.

•	Introduction of credit derivatives — Credit derivatives provide increased flexibility and liquidity for investors and lenders to diversify their credit exposures. The appeal of these products is apparent in the growth in the total notional amount of outstanding CDS. According to the International Swaps and Derivatives Association, Inc. (“ISDA”), the total notional amount of CDS outstanding grew from approximately $900 billion at December 31, 2001 to approximately $46 trillion at June 30, 2007.

•	Growth in the total amount of debt outstanding — The total size of the U.S. high-grade corporate bond market has increased significantly since 1998, when approximately $564 billion gross amount of new bonds were issued. By 2007, the amount of gross corporate issuance had grown to $1,114.4 billion, as illustrated in the chart below:

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

We believe that the European high-grade corporate bond market is impacted by many of the same factors as the U.S. high-grade corporate bond market. In addition, we believe the following factors are unique to the European high-grade corporate bond market:

•	Adoption of the Euro — The adoption of the Euro as the common currency in most European Union countries has reduced the importance of currency as an investment selection criterion and elevated the importance of the credit risk of particular issuers. As a result, institutional investors have exhibited a greater interest in investing in a broader range of bonds issued by entities domiciled outside of their home countries.

•	Regulatory environment — Certain European Union countries have eased restrictions that required institutional investors to invest primarily in domestic securities. This has provided European institutional investors with increased flexibility to invest in securities issued by entities domiciled in other countries within the European Union. On November 1, 2007, the Markets in Financial Instruments Directive (“MiFID”) came into effect. MiFID is designed to further harmonize the financial markets of the member states of the European Union and introduces new pre- and post-trade transparency requirements.

•	Common liquidity pool — The larger capital pool created by the common currency and changes in the regulatory environment have enabled European corporations to offer larger issues, which has resulted in increases in the liquidity and trading volumes of these issues. This has attracted even more institutional investors, who prefer to invest in highly-liquid markets.

Emerging Markets Bond Market

We define the emerging markets bond market generally to include U.S. dollar, Euro or local currency denominated bonds issued by sovereign entities or corporations domiciled in a developing country. These issuers are typically located in Latin America, Asia, or Central and Eastern Europe. Examples of countries we classify as emerging markets include: Brazil, Colombia, Mexico, Peru, the Philippines, Russia, Turkey and Venezuela.

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

Crossover and High-Yield Bond Market

We define the high-yield bond market generally to include all debt rated lower than BBB- by Standard & Poor’s or Baa3 by Moody’s Investor Service. We define the crossover market to include any debt issue rated below investment grade by one agency but investment grade by the other. The total amount of high-yield corporate bonds yearly issuance has grown from $130.9 billion for the year ended December 31, 2003 to approximately $136.3 billion for the year ended December 31, 2007.

FINRA began publicly disseminating real-time price information on approximately 12,000 high-yield corporate bond issues in 2005. Trades in bonds rated BB and lower are subject to immediate dissemination if the trade size is less than $1 million, or greater than $1 million and trades an average of once or more a day. The disseminated set was expanded on February 1, 2005 to include reporting of certain transactions on a delayed basis. The average daily trading volume of high-yield bonds reported by FINRA for the year ended December 31, 2007 was $4.2 billion.

Agency Bond Market

We define the agency bond market to include debt issued by a U.S. government-sponsored agency. Some prominent issuers of agency bonds are the Student Loan Marketing Association (“Sallie Mae”), Federal National Mortgage Association (“Fannie Mae”) and Federal Home Loan Mortgage Corporation (“Freddie Mac”). The total amount of U.S. agency bonds outstanding has grown from $1.9 trillion as of December 31, 2000 to $2.9 trillion as of December 31, 2007. The Federal Reserve Bank of New York reported average daily trading volume in federal agency and government sponsored enterprise securities (excluding mortgage-backed securities) for 2007 of $17.2 billion.

Credit Default Swap Market

Credit default swaps are contracts on an underlying asset that transfer risk and return from one party to another without transferring ownership of the underlying asset, allowing market participants to obtain credit protection or assume credit exposure associated with a broad range of issuers of fixed-income securities and other debt obligations. They are often designed to hedge other exposures and can be tied to particular events, such as a default, bankruptcy or ratings downgrade. CDS provide increased flexibility and liquidity for investors and lenders to diversify their credit risk. Approximately half of the volume traded in CDS is index products, which give exposure to a defined basket of underlying CDS. The remainder is traded in single-name CDS. The appeal of these products is apparent in the growth in the total notional amount of outstanding CDS, as illustrated in the chart below:

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

Significant Trading Volumes with Participation by Leading Broker-Dealers and Institutional Investors

Our electronic trading platform provides access to the liquidity provided through the participation on our platform of 30 of the leading global securities broker-dealers and 674 active institutional investor firms (firms that executed at least one trade through our electronic trading platform between January 2007 and December 2007). We believe these broker-dealers represent the principal source of secondary market liquidity for U.S. high-grade corporate bonds, European high-grade corporate bonds, emerging markets bonds and the other markets in which we operate. Our broker-dealer clients are motivated to continue to utilize our platform due to the presence on the platform of our large network of institutional investor clients. We believe that if we continue to grow the participation of our broker-dealer and institutional investor clients on our electronic trading platform, the benefits in liquidity on the platform to both broker-dealers and institutional investors will be amplified, further motivating them to use our platform. The number of our active institutional investor clients for the past five years has been as follows:

Our total trading volume has grown over the past five years as indicated below:

Our volume in U.S. high-grade corporate bonds grew from approximately 6.4% of total U.S. high-grade corporate bond volume, excluding convertible bonds, in 2004 as reported by FINRA TRACE, which includes inter-dealer and retail trading as well as trading between institutional investors and broker-dealers, to approximately 9.4% in 2007, as shown in the chart below:

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

Transparent Pricing on a Range of Securities.  The commingled multi-dealer inventory of bonds posted by our broker-dealer clients on our platform consists of a daily average of more than $120 billion in indicative bids and offers. Subject to applicable regulatory requirements, institutional investors can search bonds in inventory based on any combination of issuer, issue, rating, maturity, spread-to-Treasury, size and dealer providing the listing, in a fraction of the time it takes to do so manually. Institutional investor clients can also request executable bids and offers on our electronic trading platform on any debt security in a database of U.S. and European corporate bonds, although there can be no assurance as to the number of broker-dealers who will choose to provide an executable price. Our platform transmits bid and offer requests in real-time to broker-dealer clients, who may respond with executable prices within a time period specified by the investor.

Improved Cost Efficiency.  We believe that we provide improved efficiency by reducing the time and labor required to conduct broad product and price discovery. Single-security and multi-security (bid or offer lists) inquiries can be efficiently conducted with multiple broker-dealers. In addition, our Corporate BondTickerTM eliminates the need for manually-intensive phone calls or e-mail communication to gather, sort and analyze information concerning historical transaction prices.

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

More Efficient Inventory Management.  The posting of inventory to, and the ability to respond to inquiries from, a broad pool of institutional investors, creates an increased opportunity for broker-dealers to identify demand for their inventory, particularly in less liquid securities. As a result, we believe they can achieve enhanced bond inventory turnover, which may limit credit exposure.

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

Efficient Risk Monitoring and Compliance.  Institutional investors and their regulators are increasingly focused on ensuring that best execution is achieved for fixed-income trades. Our electronic trading platform offers both institutional investors and broker-dealers an automated audit trail for each stage in the trading cycle. This enables compliance personnel to review information relating to trades more easily and with greater reliability. Trade information including time, price and spread-to-Treasury is stored securely and automatically on our electronic trading platform. These data represent a valuable source of information for our clients’ compliance personnel. Importantly, we believe the automated audit trail, together with the competitive pricing that is a feature of our electronic trading platform, gives fiduciaries the ability to demonstrate that they have achieved best execution on behalf of their clients.

Other Service Offerings

In addition to services directly related to the execution of trades, we offer our clients several other services, including:

Information Services.  The information and analytical tools we provide to our clients help them make investment and trading decisions. Our Corporate BondTickerTM provides access to real-time and historical price, yield and MarketAxess estimated spread-to-Treasuries for publicly disseminated FINRA TRACE-eligible bonds. Corporate BondTickerTM combines publicly-available TRACE data with the prices for trades executed on our U.S. high-grade electronic trading platform, integrating the two data sources and providing real-time TRACE data with associated analytical tools that are not otherwise available. Corporate BondTickerTM provides end-of-day CDS pricing data combined with CDS analytics and screening tools that incorporate cash bond and equity market data. In addition, Corporate BondTickerTM provides indicative prices for secondary loans, through arrangements with certain of our broker-dealer clients, and independent third-party credit research. Our electronic trading platform allows institutional investors to compile, sort and use information to discover investment opportunities that might have been difficult or impossible to identify using a manual information gathering process or other electronic services.

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

Proven Innovator with an Experienced Management Team

Since our inception, we have been an innovator in the fixed-income securities markets. Our management team is comprised of executives with an average of more than 20 years’ experience in the securities industry. We have consistently sought to benefit participants in the markets we serve by attempting to replicate the essential features of fixed-income trading, including the existing relationships between broker-dealers and their institutional investor clients, while applying technology to eliminate weaknesses in traditional trading methods. In 2007, Credit magazine recognized MarketAxess as “Best Multi-Dealer Credit Default Swaps Trading Platform“and “Best Multi-Dealer Corporate Bond Trading Platform” in both the U.S. and Europe. The year 2007 was the first year that the award for Best Multi-Dealer Credit Default Swaps Trading Platform was included in the Credit magazine awards, and the third consecutive year that MarketAxess has been recognized as the Best Multi-Dealer Corporate Bond Trading Platform.

Some of the innovations we have introduced to electronic trading include:

•	the first multi-dealer disclosed trading platform for U.S. high-grade corporate bonds;

•	the first electronic Treasury benchmarking for U.S. high-grade corporate bond trades;

•	Corporate BondTickerTM, our information services product, combining FINRA TRACE bond data with MarketAxess data and analytical tools;

•	bid and offer list technology for corporate bond trading, enabling institutional investors to request executable prices for multiple securities simultaneously;

•	the first disclosed client to multi-dealer trading platform for CDS indices; and

•	DealerAxess®, an innovative dealer-to-dealer electronic trading platform for U.S. high-grade corporate bonds, emerging market bonds and CDS.

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

Enhance the Liquidity of Securities Traded on Our Platform and Broaden Our Client Base in Our Existing Markets

We intend to further enhance the liquidity of securities traded on our leading electronic, multi-dealer to client fixed-income platform. Our ability to innovate and efficiently add new functionality and product offerings to the MarketAxess platform will help us deepen our market share with our existing clients, as well as expand our client base, which we believe will in turn lead to even further increases in the liquidity of the securities provided by our broker-dealer clients and available on our platform. We will seek to make our current product offerings on our European electronic trading platform available to our 465 active U.S. institutional investor clients (firms that executed at least one trade through our electronic trading platform between January 2007 and December 2007) and to increase the number of active European institutional investor clients (209 firms that executed at least one trade through our electronic trading platform between January 2007 and December 2007) using our U.S. electronic trading platform, in each case subject to regulatory requirements.

Leverage our Existing Technology and Client Relationships to Expand into New Sectors of the Fixed-Income Securities Market

We intend to leverage our technology, as well as our strong broker-dealer and institutional investor relationships, to deploy our electronic trading platform into additional product segments within the fixed-income securities markets and deliver fixed-income securities-related technical services and products. Due in part to our highly scalable systems, we believe we will be able to enter new markets efficiently.

Leverage our Existing Technology and Client Relationships to Expand into New Client Segments

We intend to leverage our technology and client relationships to deploy our electronic trading platform into new client segments. For example, we believe that CDS index trading on our platform will enable us to increase volumes from our hedge fund clients, as this client segment is an active user of CDS. As another example, in June 2006 we introduced our DealerAxess® service, which allows our broker-dealer clients to transact U.S. corporate bond, emerging markets bond and CDS trades on our platform with other broker-dealer clients.

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

Expand our Data and Information Services Offerings

We regularly add new content and analytical capabilities to Corporate BondTickerTM in order to improve the value of the information we provide to our clients. Examples of added content include pricing for credit derivatives and syndicated loans, and independent third-party credit research. We intend to continue to widen the user base of our data products and to continue adding new content and analytical capabilities. In November 2006, we introduced compliance reporting tools for our institutional investor clients that assist them in monitoring best execution requirements for fixed-income trades. As the use of our electronic trading platform continues to grow, we believe that the amount and value of our proprietary trading data will also increase, further enhancing the value of our information services offerings to our clients.

Pursue Strategic Alliances and Select Acquisitions

We plan to continue to increase and supplement our internal growth by entering into strategic alliances, or acquiring businesses or technologies, that will enable us to enter new markets, provide new products or services, or otherwise enhance the value of our platform to our clients. For example, in November 2007, we acquired substantially all the assets of TWS, a financial software and technology services provider focused on providing gateway adapters for connecting order management systems and trading systems to fixed-income trading venues.

MarketAxess Electronic Trading Platform

Current Client-to-Dealer Markets

U.S. High-Grade Corporate Bonds

Our U.S. high-grade corporate bond business consists of U.S. dollar-denominated investment-grade debt issued by corporations for distribution in the U.S. Both domestic and foreign institutional investors have access to U.S. high-grade corporate bond trading on our electronic trading platform. We use the terms high-grade debt and investment-grade debt interchangeably in this annual report on Form 10-K. Our trading volume in the U.S. high-grade corporate bond market increased from $10.0 billion in 2001 to $200.3 billion in 2007. The majority of trading in U.S. high-grade corporate bonds is still conducted by telephone.

In the U.S. high-grade corporate bond market, 22 broker-dealers utilize our platform, including 18 of the top 20 broker-dealers as ranked by 2007 investment grade new-issue underwriting volume. We offer our institutional investor clients access to a broad inventory of U.S. high-grade corporate bonds, which is provided and updated daily by our broker-dealer clients. Our electronic trading platform is a multi-dealer disclosed counterparty model, which allows institutional investors to view bids and offers from one or more of our broker-dealer clients while permitting each party to know the identity of its counter-party throughout the trading process. By disclosing the counterparties, the inquiry system on which our trading platform is based combines the strength of existing offline client/dealer relationships with the efficiency and transparency of an electronic trading platform. This enables institutional investors to instantly direct trade inquiries and negotiations to their traditional broker-dealer or to any of the overwhelming majority of the world’s leading broker-dealers who provide liquidity in these securities. Institutional investors have access to the commingled inventory of our broker-dealer clients, representing indicative bids and offers. Each line item of inventory represents an indicative bid and/or offer on a particular bond issue by a particular broker-dealer client. Institutional investor clients are not restricted to trading only the bonds posted as inventory, although many of the trades conducted on our platform are made from the posted inventory. To transact in a specific bond that does not appear in inventory, institutional investors can easily search our database and submit an online inquiry to their chosen broker-dealers, who can respond with live, executable prices. While, on average, institutional investor clients receive several bids or offers from broker-dealers in response to trade inquiries, some inquiries may not receive any bids or offers.

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

In the European high-grade credit market, 19 broker-dealers utilize our platform, including 18 of the top 20 broker-dealers as ranked by 2007 European investment grade new-issue underwriting volume. On a typical day, institutional investors on our European corporate bond trading platform have access to 18,000 line items of commingled inventory, representing an aggregate of approximately $90 billion of indicative bids and offers. In a single inquiry, institutional investors can request bids or offers from up to six of the broker-dealers who participate on the European platform. While many of the trades conducted on our platform are made from the posted inventory, institutional investor clients are not restricted to trading only the bonds posted as inventory. To transact in a specific bond that does not appear in inventory, institutional investors can easily search our database and submit an online inquiry to their chosen broker-dealers, who can respond with live, executable prices. While, on average, institutional investor clients receive several bids or offers from broker-dealers in response to trade inquiries, some inquiries may not receive any bids or offers. Our 2007 trading volume in the European high-grade corporate bond market was $77.4 billion.

Emerging Markets Bonds

Twenty of our U.S. broker-dealer clients use our platform to trade emerging markets bonds. 253 active institutional investor clients (firms that executed at least one trade through our electronic trading platform between January 2007 and December 2007) utilize our electronic trading platform to trade emerging markets bonds. These institutional investor clients are located in both the U.S. and Europe. The emerging markets countries whose bonds were most frequently traded on our platform in 2007 were Brazil, Mexico, Argentina, Russia and Venezuela.

In December 2007, we introduced local markets emerging market debt trading, which allows our institutional investor clients to transact Euroclear-eligible local currency denominated bonds issued by sovereign entities or corporations in Argentina, Brazil, Colombia, Mexico and Peru.

Crossover and High-Yield Bonds

Nineteen of our U.S. broker-dealer clients use our platform to trade crossover and high-yield bonds. Trading in crossover and high-yield bonds uses many of the same features available in our U.S. high-grade corporate bond offering.

Agency Bonds

Fifteen of our U.S. broker-dealer clients use our platform to trade agency bonds. Trading in agency bonds uses many of the same features available in our U.S. high-grade corporate bond offering.

Credit Default Swaps

We launched CDS index trading on our platform in September 2005 and added the capacity to trade lists of single-name CDS in November 2006. In addition to the trading features, the index trading platform also offers STP connectivity for dealers and institutional investor clients. Four of our U.S. broker-dealer clients are live on our platform to trade CDS investment grade indices and three for CDS investment grade single-name lists.

Current Dealer-to-Dealer Markets

U.S. High-Grade Corporate Bonds

In the U.S. high-grade corporate bond market, 19 broker-dealers utilize our DealerAxess® platform to trade with each other. These dealers include 16 of the top 20 broker-dealers as ranked by 2007 investment grade new-issue underwriting volume. DealerAxess® provides live inter-dealer markets utilizing proprietary cross-matching technology. Although DealerAxess® is a completely segregated trading platform, it shares the same core technology as our client-to-dealer platform. The platform provides a documented record of orders and executed trades with reporting that enables broker-dealer clients to track, analyze and evaluate their inter-dealer trading. Straight-through processing is available to reduce manual tasks and lower the number of errors. We estimate that inter-dealer trading represents approximately 25% of the reported FINRA TRACE volume in U.S. high-grade corporate bonds. The majority of inter-dealer trading in U.S. high-grade corporate bonds is currently conducted by telephone through voice brokers. Bond trades on DealerAxess® are conducted with MarketAxess as riskless principal. Trades are cleared and settled by an independent clearing broker.

Emerging Markets Bonds

Thirteen of our broker-dealer clients use our DealerAxess® platform to trade emerging markets bonds with each other. The platform is primarily utilized for transactions in U.S dollar denominated bonds issued by Latin American governments. Many of the same features available on DealerAxess® for the trading of U.S high-grade corporate bonds are available for emerging markets bonds.

Credit Default Swaps

We launched CDS single-name trading for U.S. high-grade and index and single-name trading for emerging markets on our platform in May 2007. Twelve of our U.S. broker-dealer clients are live on our platform to trade U.S. high-grade single name CDS and twelve of our U.S. broker-dealer clients are live on our platform to trade emerging markets index and single-name CDS. CDS transactions are conducted on the DealerAxess® platform on a name give-up basis and are directly settled between the two trading counterparties.

Key Trading Functionalities

We currently offer both disclosed inquiry trading on our client-to-dealer platform and an anonymous cross-matching style of trading on our dealer-to-dealer platform. Our DealerAxess® dealer-to-dealer trading platform provides anonymous live markets with executable bids and offers posted by participating dealers that are matched using proprietary cross-matching technology. The key trading functionalities on our client-to-dealer trading platform are detailed below.

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

ASAP and Holding Bin Trading Functionalities

We provide both ASAP (“as soon as possible”) and Holding Bin trading protocols. In the Holding Bin trading protocol, institutional investor clients set the time when they would like all of the broker-dealers’ prices or spreads returned to them, in order to have the ability to see all executable prices available at the same time. In the ASAP trading protocol, institutional investor clients see each broker-dealer’s price or spread as soon as it is entered by the broker-dealer.

List Trading Functionality

We currently offer institutional investors the ability to request bids or offers on a list of bonds, with the number of different bonds on each list varying between 8 and 40 items depending on the market. This facilitates efficient trading for institutional investors such as investment advisors, mutual funds and hedge funds. Institutional investors are able to have multiple lists executable throughout the trading day, enabling them to manage their daily cash flows, portfolio duration, and credit and sector exposure.

Swap Trading Functionality

We currently offer institutional investors the ability to request an offer to purchase one bond and a bid to sell another bond, in a manner such that the two trades will be executed simultaneously, with payment based on the price or yield differential of the securities.

Information and Analytical Tools

Corporate BondTickerTM

Corporate BondTickerTM provides real-time FINRA TRACE data and enhances it with MarketAxess trade data and analytical tools to provide professional market participants with a comprehensive set of corporate bond price information. The data include trade time and sales information, including execution prices, as well as MarketAxess-estimated spread-to-Treasuries, for trades disseminated by the FINRA TRACE system. The data also include actual execution prices and spread-to-Treasury levels for U.S. high-grade corporate bond trades executed on the MarketAxess platform. Corporate BondTickerTM allows institutional investors to search for and sort bonds based upon specific criteria, such as volume, time/date of transaction, spread change, issuer or security. This search function allows institutional investors to compile information relating to potential securities trades in a fraction of the time that it takes to manually compile this information from disparate sources or other electronic databases, including direct TRACE feeds. In addition, Corporate BondTickerTM provides independent third-party credit research as well as indicative prices for secondary markets in loans and CDS.

TRACE facilitates the mandatory reporting of over-the-counter secondary market transactions in eligible fixed-income securities. All broker-dealers that are FINRA member firms have an obligation to report transactions in corporate bonds to TRACE under a set of rules approved by the U.S. Securities and Exchange Commission (“SEC”). FINRA then publicly disseminates a portion of this data, which is available free of charge on a delayed basis through the FINRA website or available immediately for a set fee.

Corporate BondTickerTM is integrated directly into the MarketAxess electronic trading platform and can be seamlessly accessed, either when viewing securities inventory or when launching an inquiry. Corporate BondTickerTM is also available through the Internet for non-trading professional market participants, including, among others, research analysts and rating agencies, who can log in and access the information via an easy-to-use browser-based interface.

We provide Corporate BondTickerTM as an ancillary service to our trading clients and also to other industry participants. We derive revenues from our Corporate BondTickerTM service by charging for seat licenses per user at our broker-dealer and institutional investor clients, through distribution agreements with other information service providers and through bulk data sales to third parties. Seat license fees from institutional investor clients are waived for clients that transact a sufficient volume of trades through MarketAxess.

Additional analytical capabilities of our information services offerings aim to provide clients with more information regarding bond prices and market activity, including asset swap spreads, turnover percentage and liquidity ratios. These statistics measure a security’s trading activity relative to its amount outstanding and relative to the overall market, respectively, providing an additional perspective on relative liquidity. In addition, we provide pricing measures to help institutional investors better assess the relative value of a corporate bond, providing more consistent relative pricing information for institutional investors, such as offering spread data versus the interest rate swap curve and versus the U.S. Treasury curve. Users are also able to download a variety of MarketAxess-compiled trade reports containing a comprehensive review of trading activity. Corporate BondTickerTM is currently the source of corporate bond trading information for The Wall Street Journal.

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

In November 2007, we added end-of-day CDS pricing data to Corporate BondTickerTM that is provided by Credit Market Analysis Ltd. End-of-day screening tools combine the CDS data with market data from cash bonds and equities to provide relative value analysis to our clients.

My Portfolio

Institutional investors are able to upload their corporate bond portfolio to our electronic trading platform utilizing the “My Portfolio” trading feature. Institutional investors who utilize “My Portfolio” benefit from the ability to automatically match inventory on our platform to bonds held in their portfolio, allowing them to more efficiently launch an inquiry and transact in these securities. Users of this feature can also directly access Corporate BondTickerTM to obtain the trading history of the securities in their portfolio.

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

Automation by way of straight-through processing improves efficiency throughout the trade cycle. We provide broker-dealers and institutional investors with a range of tools that facilitate straight-through processing, including order upload, easy-to-use online allocation tools and pre- and post-trade messaging features that enable institutional investors to communicate electronically between front- and back-office systems, thereby integrating the order, portfolio management and accounting systems of our broker-dealer and institutional investor clients in real time. Our straight-through processing tools can be customized to meet specific needs of clients. We continue to build industry partnerships to assist our clients in creating connectivity throughout the trade cycle. Through these partnerships, we are increasingly providing solutions that can quickly be deployed within our clients’ trading operations.

Usage of our straight-through processing tools increased significantly during 2007. In our U.S. high-grade corporate bond business between 2005 and 2007, the number of orders uploaded electronically increased from 5,459 to 72,517. The number of online allocations increased from 58,847 to 94,187 and the number of completed trades delivered to institutional investor clients through our post-trade messaging functionality increased from 18% to 56% of total volume between 2005 and 2007.

Dealer API

We offer Application Programming Interface (“API”) services to our broker-dealer clients for pre-trade, trade negotiation and post-trade services. This allows for straight-through processing, which improves efficiency and reduces errors in processing.

Technology Services

In 2007, we began providing technology consulting services. Fees for such services are charged based upon the complexity and extent of the services provided.

In November 2007, we formed a new subsidiary company, MarketAxess Technologies Inc., which acquired substantially all the assets of TWS, a financial software and technology services provider focused on providing gateway adapters for connecting order management systems and trading systems to fixed-income trading venues.

Dependence on Our Broker-Dealer Clients Who Are Also Our Stockholders

Revenues

We have historically earned a substantial portion of our commissions and overall revenues from broker-dealer clients that are (or whose affiliates are) also our stockholders (“Stockholder Broker-Dealer Clients”). For 2007, a total of seven dealers, and for 2006 and 2005, a total of nine dealers, were considered to be Stockholder Broker-Dealer Clients. Affiliates of most of our broker-dealer clients are also among our institutional investor clients. Information relating to the percentage of our commissions and total revenues generated by the Stockholder Broker-Dealer Clients is provided in the chart below:

	Year Ended December 31,
	2007	2006	2005

Percentage of commissions	39.2%	49.9%	54.7%
Percentage of total revenues	37.1%	46.0%	49.7%
Number of Stockholder Broker-Dealer Clients	7	9	9

As of January 1, 2007, we believe these seven broker-dealer clients owned 12,979,397 shares or 37.4% of our common stock on a diluted basis, assuming conversion of our non-voting common stock and exercise of warrants into common stock. To the extent that some or all of these broker-dealer clients or their affiliates vote similarly, they are likely to be able to influence decisions requiring approval by our stockholders.

Our broker-dealer clients are not restricted from buying and selling fixed-income securities, directly or through their own proprietary or third-party platforms, with institutional investors. For more information, see “Item 1A., Risk Factors — Risks Related to the Potential Conflicts of Interest With Our Broker-Dealer Clients Who Are Also Our Stockholders — We are dependent on our broker-dealer clients, seven of which were also our stockholders as of January 1, 2007, who are not restricted from buying and selling fixed-income securities, directly or through their own proprietary or third-party platforms, with institutional investors.”

Board of Directors

We currently have 11 directors, nine of whom are not our employees. Of the nine non-employee directors, two are employees of entities that are affiliates of broker-dealer clients and stockholders of MarketAxess, although these entities do not have the contractual right to designate members of our Board of Directors.

Other Businesses

Our broker-dealer clients currently trade fixed-income securities by means other than our electronic trading platform and we expect them to continue to do so in the future. Our broker-dealer clients buy and sell fixed-income securities directly with their clients through traditional bond trading methods, including the telephone, e-mail messaging and other electronic means of communication, including proprietary, single-dealer systems.

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

Conflicts of Interest

For information concerning the potential conflicts of interest that may arise as a result of the various roles (broker-dealer client and stockholder) played by certain of our broker-dealer clients, please see “Item 1A., Risk Factors — Risks Related to the Potential Conflicts of Interest With Our Broker-Dealer Clients Who Are Also Our Stockholders.”

Sales and Marketing

We promote our products and services using a variety of direct and indirect sales and marketing strategies. Our sales force is responsible for client acquisition activity and for increasing use of our platform by our existing clients. Their goal is to train and support existing and new clients on how to use the system and to educate them as to the benefits of utilizing an electronic fixed-income trading platform. We employ various strategies, including advertising, direct marketing, promotional mailings and participation in industry conferences, to increase awareness of our brand and our electronic trading platform. For example, we have worked with The Wall Street Journal to establish Corporate BondTickerTM as the source of information for its daily corporate bond and high-yield tables.

Competition

The electronic trading industry is highly competitive and we expect competition to intensify in the future. We face four main areas of competition:

•	Telephone — We compete with bond trading business conducted over the telephone between broker-dealers and their institutional investor clients. Institutional investors have historically purchased fixed-income securities by telephoning bond sales professionals at one or more broker-dealers and inquiring about the price and availability of individual bonds. This remains the manner in which the majority of corporate bonds are still traded between institutional investors and broker-dealers.

•	E-mail — We compete with bond trading business conducted via e-mail between broker-dealers and their institutional investor clients. E-mail provides an efficient means of initiating product and price discovery with a large universe of potential trading partners.

•	Other electronic trading platforms — There are numerous other electronic trading platforms currently in existence. These include: Thomson TradeWeb, a multi-dealer to institutional investor trading platform that has historically focused on government bond trading; Bloomberg, which provides electronic trading functionality; and the New York Stock Exchange, which launched a retail corporate bond trading platform in April 2007. In 2002, Thomson TradeWeb launched an electronic corporate bond trading platform. In addition, some broker-dealers operate proprietary electronic trading systems that enable institutional investors to trade directly with a broker-dealer over an electronic medium. We believe that we are currently the only platform primarily focused on multi-party disclosed trading of credit products between broker-dealers and institutional investors, though others have or may seek to expand their product offerings to compete in this market. Additionally, as we expand our business into new products, we will likely come into more direct competition with other electronic trading platforms or firms offering traditional services. For instance, our DealerAxess® platform competes with services offered by inter-dealer brokerage firms including BGC Partners L.P., Creditex, GFI Group Inc., ICAP plc and Tullet Prebon plc.

•	Market data and information vendors — Several large market data and information providers currently have a data and analytics relationship with virtually every institutional firm. Some of these entities currently offer varying forms of electronic trading of fixed-income securities, mostly on a single-dealer basis. Some of these entities have announced their intention to expand their electronic trading platforms or to develop new platforms. These entities are currently direct competitors to our information services business and may in the future become direct competitors to our electronic trading platform.

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

In general, we compete on the basis of a number of key factors, including:

•	broad network of broker-dealer and institutional investor clients using our electronic trading platform;

•	liquidity provided by the participating broker-dealers;

•	magnitude and frequency of price improvement;

•	facilitating the quality and speed of execution;

•	compliance benefits;

•	total transaction costs;

•	technology capabilities, including the reliability and ease of use of our electronic trading platform; and

•	range of products and services offered.

We believe that we compete favorably with respect to these factors. Our trading volume has grown over the past five years and we continue to proactively build technology solutions that serve the needs of the credit markets.

Our competitive position is also enhanced by the familiarity and integration of our broker-dealer and institutional investor clients with our electronic trading platform and other systems. We have focused on the unique aspects of the credit markets we serve in the development of our platform, working closely with our clients to provide a system that is suited to their needs.

Our broker-dealer clients have invested in building API’s with us for inventory contributions, electronic trading, government bond benchmark pricing and post-trade messaging. We believe that we have successfully built deep roots with our broker-dealer clients, increasing our level of service to them while at the same time increasing their commitment to our services.

Furthermore, approximately 150 of our institutional investor clients have built interfaces to enable them to communicate electronically between our platform and their order, portfolio management and accounting systems. We believe that this increases the reliance of these institutional investor clients on our services and creates significant competitive barriers to entry.

Technology

The design and quality of our technology are critical to our growth and our ability to execute our business strategy. Our electronic trading platform has been designed with secure, scalable client-server architecture that makes broad use of distributed computing to achieve speed, reliability and fault tolerance. The platform is built on industry-standard technologies and has been designed to handle many multiples of our current trading volume.

All critical server-side components, primarily our networks, application servers and databases, have backup equipment running in case the main equipment fails. This offers fully redundant system capacity to maximize uptime and minimize the potential for loss of transaction data in the event of an internal failure. We also seek to minimize the impact of external failures by automatically recovering connections in the event of a communications failure. The majority of our broker-dealer clients have dedicated high-speed T-1 communication lines to our network in order to provide fast data transfer. Our security measures include industry-standard communications encryption.

We have designed our application with an easy-to-use, Windows-based interface. Through a secure, single sign-on, our clients are able to access our electronic trading platform. Clients are also able to execute transactions over our platform directly from their order management systems. We provide users an automatic software update feature that does not require manual intervention.

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

We have obtained U.S. federal registration of the MarketAxess® name and logo, and the same mark and logo have been registered in several foreign jurisdictions. We have pending registrations for the MarketAxess® name and logo in several other foreign jurisdictions. In addition, we have obtained U.S. federal registration for the marks AutoSpotting®, BondLink®, FrontPage®, Actives®, DealerAxess® and associated designs. Corporate BondTickerTM is a trademark we use, but it has not been registered.

In addition to our efforts to register our intellectual property, we believe that factors such as the technological and creative skills of our personnel, new product and service developments, frequent enhancements and reliability with respect to our services are essential to establishing and maintaining a technology and market leadership position.

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

Regulation of the U.S. Securities Industry and Broker-Dealers

In the U.S., the SEC is the governmental agency responsible for the administration of the federal securities laws. Our U.S. subsidiary, MarketAxess Corporation, is registered with the SEC as a broker-dealer. It is also a member of FINRA, a self-regulatory organization to which most broker-dealers belong. In addition, MarketAxess Corporation is a member of the Securities Investor Protection Corporation, which provides certain protection for clients’ accounts in the event of a liquidation of a broker-dealer to the extent any such accounts are held by the broker-dealer.

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

Our principal regulator in the U.K. is the FSA. Our subsidiary, MarketAxess Europe Limited, is registered as a Multilateral Trading Facility (“MTF”) with the FSA.

The securities industry in the member states of the European Union is regulated by agencies in each member state. European Union measures provide for the mutual recognition of regulatory agencies and of prudential supervision making possible the grant of a single authorization for providers of investment services, which, in general, is valid throughout the European Union. As an FSA-approved MTF, MarketAxess Europe Limited receives the benefit of this authorization.

In May 2003, we incorporated a Canadian subsidiary, MarketAxess Canada Limited. It has applied for registration as an Alternative Trading System under the Securities Act of Ontario and is in the process of seeking approval for membership with the Investment Dealers Association of Canada.

Employees

As of December 31, 2007, we had 182 employees, 149 of whom were based in the U.S. and 33 of whom were based in the U.K. None of our employees is represented by a labor union. We consider our relationships with our employees to be good and have not experienced any interruptions of operations due to labor disagreements.

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

MarketAxess Holdings Inc.
140 Broadway
New York, NY 10005
Attn: Investor Relations

Our Board of Directors has standing Audit, Compensation and Nominating and Corporate Governance Committees. Each of these committees has a written charter approved by our Board of Directors. Our Board of Directors has also adopted a set of Corporate Governance Guidelines. Copies of each committee charter, along with the Corporate Governance Guidelines, are also posted on our website.

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

We have historically earned a substantial portion of our commissions from broker-dealer clients that were our stockholders. For the year ended December 31, 2007, $31.4 million or 39.2% of our commissions, for the year ended December 31, 2006, $35.6 million or 49.9% of our commissions and for the year ended December 31, 2005, $36.6 million or 54.7% of our commissions were generated by these stockholder broker-dealer clients. None of our broker-dealer clients is contractually or otherwise obligated to continue to use our electronic trading platform. Reduced involvement of these broker-dealer clients due to the reduction in the level of their equity ownership may cause them to reduce or discontinue their use of our electronic trading platform and other services, which could negatively impact the use of our platform by our institutional investor clients. The loss of, or a significant reduction of, participation on our platform by these broker-dealer clients may have a material adverse effect on our business, financial condition and results of operations.

Several of our broker-dealer clients or their affiliates beneficially own a significant percentage of our outstanding common stock. These broker-dealer clients have strategic interests that differ from those of our other stockholders.

As of January 1, 2007, seven of our broker-dealer clients or their affiliates owned, in the aggregate, a significant percentage of our outstanding common stock. These broker-dealer clients have strategic interests that may be different from ours and those of our other stockholders. For example, in their capacity as broker-dealer clients, they would presumably favor lower commissions and/or commission caps. Furthermore, as stockholders in other consortia that have developed competitive electronic trading networks or have announced their intention to explore the development of competitive electronic trading networks, they may decide to direct some or all of their electronic trading business to one or more of our competitors. While these actions, if taken, would presumably reduce our revenues and our market capitalization and, therefore, the value of their ownership position in us, there can be no assurance that they will not decide to take such actions for their own strategic reasons.

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

As of December 31, 2007, we had U.S. net operating loss carryforwards of $100.8 million that will begin to expire in 2019. A net operating loss carryforward enables a company to apply net operating losses incurred during a current period against future periods’ profits in order to reduce tax liability in those future periods.

Section 382 of the Internal Revenue Code provides that when a company undergoes an “ownership change”, that company’s use of its net operating losses is limited annually in each subsequent year. An “ownership change” occurs when, as of any testing date, the sum of the increases in ownership of each shareholder that owns five percent or more of the value of a company’s stock as compared to that shareholder’s lowest percentage ownership during the preceding three-year period exceeds 50 percentage points. For purposes of this rule, certain shareholders who own less than five percent of a company’s stock are aggregated and treated as a single five-percent shareholder.

In 2000 and 2001, MarketAxess Holdings Inc. and MarketAxess Corporation had an “ownership change.” Net operating loss carryforwards of $39.2 million existed as of the date of ownership change. However, only $6.8 million are deemed utilizable and recognized in the net operating loss carryforward figure. In 2007, MarketAxess Holdings Inc. experienced an ownership change. We do not believe that this ownership change significantly impacts our ability to utilize existing net operating loss carryforwards.

The issuance or repurchase of a significant number of shares of stock or purchases or sales of stock by significant shareholders could result in an additional “ownership change.” For, example, we may issue a substantial number of shares of our stock in connection with offerings, acquisitions and other transactions in the future and we could repurchase a significant number of shares in connection with a stock repurchase program, although no assurance can be given that any such offering, acquisition, other transaction or repurchase program will be undertaken. In addition, the exercise of outstanding options to purchase shares of our common stock may require us to issue additional shares of our common stock. The extent of the actual future use of our U.S. net operating loss carryforwards is subject to inherent uncertainty because it depends on the amount of otherwise taxable income we may earn. We cannot give any assurance that we will have sufficient taxable income in future years to use any of our federal net operating loss carryforwards before they would otherwise expire.

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

Our growth is also dependent on our ability to diversify our revenue base. We currently derive a majority of our revenues from secondary trading in U.S. high-grade corporate bonds. The percentage of our commissions from such trading remained relatively constant for the years ended December 31, 2007, 2006 and 2005. Our long-term business strategy is dependent on expanding our service offerings and increasing our revenues from other fixed-income products and other sources. We cannot assure you that our efforts will be successful or result in increased revenues or continued profitability.

Our plans to pursue other opportunities for revenue growth are at an early stage, and we cannot assure you that our plans will be successful or that we will actually proceed with them as described.

Because we operate in a rapidly evolving industry, it is difficult to evaluate our business and prospects.

We expect to encounter risks and difficulties frequently experienced by companies operating in rapidly evolving industries, such as the electronic financial services industry. These risks and difficulties include, but are not limited to, our ability to:

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

On June 1, 2005, we introduced a new fee plan primarily for secondary market transactions in U.S. high-grade corporate bonds executed on our electronic trading platform. On June 1, 2007, we introduced a new fee plan for European high-grade corporate bonds for the majority of our European dealers. The European dealers signed new one-year agreements. In addition, we anticipate that from time to time we will introduce new fee plans for the other market segments in which we operate. Any new fee plan may include different fee structures or provide volume incentives.

We cannot assure you that any new fee plans will result in an increase in the volume of transactions effected on our platform or that our revenues will increase as a result of the implementation of any such fee plans. Furthermore, resistance to the new fee plans by our broker-dealer or institutional investor clients could have a material adverse effect on our business, financial condition and results of operations.

We are exposed to risks resulting from non-performance by counterparties to transactions executed between our broker-dealer clients in which we act as an intermediary in matching back-to back bond trades.

In June 2006, we began executing riskless principal bond transactions between our broker-dealer clients through our subsidiary, MarketAxess Corporation. We act as an intermediary in these transactions by serving as counterparty to both the buyer and the seller in matching back-to-back trades, which are then settled through a third-party clearing organization. Settlement typically occurs within one to three trading days after the trade date. Cash settlement of the transaction occurs upon receipt or delivery of the underlying instrument that was traded.

We are exposed to credit risk in our role as trading counterparty to our broker-dealer clients executing bond trades on the DealerAxess® platform. We are exposed to the risk that third parties that owe us money, securities or other assets will not perform their obligations. These parties may default on their obligations to us due to bankruptcy, lack of liquidity, operational failure or other reasons. Adverse movements in the prices of securities that are the subject of these transactions can increase our risk. Where the unmatched position or failure to deliver is prolonged there may also be regulatory capital charges required to be taken by us. The policies and procedures we use to manage this credit risk are new and untested. There can be no assurance that these policies and procedures will effectively mitigate our exposure to credit risk.

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

Our success depends largely upon the continued services of our executive officers and other key personnel, particularly Richard M. McVey, Chief Executive Officer and Chairman of our Board of Directors. The terms of Mr. McVey’s employment agreement with us do not require him to continue to work for us and allow him to terminate his employment at any time, subject to certain notice requirements and forfeiture of non-vested equity options, performance shares and restricted stock. Any loss or interruption of Mr. McVey’s services or that of one or more of our other executive officers or key personnel could result in our inability to manage our operations effectively and/or pursue our business strategy.

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

Termination of employees may result in additional costs

We are currently involved in arbitration claims filed by two former employees. We believe that both cases are without merit and we intend to vigorously defend them. However, an adverse settlement or judgment related to those or similar types of claims may have an adverse effect on our financial condition or results of operations. Regardless of the outcome of these claims, we may incur significant expense and management time dealing with such claims.

Our business is subject to increasingly extensive government and other regulation and our relationships with our broker-dealer clients may subject us to increasing regulatory scrutiny.

The financial industry is extensively regulated by many governmental agencies and self-regulatory organizations, including the SEC and FINRA. As a matter of public policy, these regulatory bodies are responsible for safeguarding the integrity of the securities and other financial markets and protecting the interests of investors in those markets. These regulatory bodies have broad powers to promulgate and interpret, investigate and sanction non-compliance with their laws, rules and regulations.

Most aspects of our broker-dealer subsidiaries are highly regulated, including:

•	the way we deal with our clients;

•	our capital requirements;

•	our financial and regulatory reporting practices;

•	required record-keeping and record retention procedures;

•	the licensing of our employees; and

•	the conduct of our directors, officers, employees and affiliates.

We cannot assure you that we and/or our directors, officers and employees will be able to fully comply with these laws, rules and regulations. If we fail to comply with any of these laws, rules or regulations, we may be subject to censure, fines, cease-and-desist orders, suspension of our business, suspensions of personnel or other sanctions, including revocation of our membership in FINRA and registration as a broker-dealer.

We have two major operating subsidiaries, MarketAxess Corporation and MarketAxess Europe Limited. MarketAxess Corporation and MarketAxess Europe Limited are subject to U.S. and U.K. regulations as a registered broker-dealer and as a multilateral trading facility, respectively, which prohibit repayment of borrowings from the Company or affiliates, paying cash dividends, making loans to the Company or affiliates or otherwise entering into transactions that result in a significant reduction in regulatory net capital or financial resources, without prior notification to or approval from such subsidiary’s principal regulator.

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

As an enterprise founded and historically controlled by broker-dealer competitors, we may be subject to ongoing regulatory scrutiny of our business to a degree that is not likely to be experienced by some of our competitors. In November 2000, we received a Civil Investigative Demand from the U.S. Department of Justice in connection with the Antitrust Division’s investigation of electronic bond and other consortia trading systems. After compliance with all information requests, we received notice from the U.S. Department of Justice in 2004 that the investigation had been officially closed. As the use of our electronic trading platform grows and represents a greater share of the trading volume of fixed-income securities, the risk that other regulatory investigations could commence in the future increases. Additionally, the involvement of individuals affiliated with certain of our broker-dealer clients on our Board of Directors and as stockholders may subject us to increased regulatory scrutiny of our business. At any time, the outcome of investigations and other regulatory scrutiny could lead to compulsory changes to our business model, conduct or practices, or our relationships with our broker-dealer clients, or additional governmental scrutiny or private lawsuits against us, any of which could materially harm our revenues, impair our ability to provide access to the broadest range of fixed-income securities and impact our ability to grow and compete effectively, particularly as we implement new initiatives designed to enhance our competitive position.

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

Our business is dependent upon the availability of adequate funding and regulatory capital under applicable regulatory requirements. Historically, we have satisfied these needs primarily through equity financing from certain of our broker-dealer clients, our acquisition of Trading Edge, Inc., internally generated funds and our initial public offering. Although we believe that our available cash resources are sufficient to meet our presently anticipated liquidity needs and capital expenditure requirements for at least the next 12 months, we may in the future need to raise additional funds to, among other things:

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

As a public company, we are subject to the reporting requirements of the Securities Exchange Act of 1934, the Sarbanes-Oxley Act of 2002 and NASDAQ rules promulgated in response to the Sarbanes-Oxley Act. The requirements of these rules and regulations have increased our legal and financial compliance costs, made some activities more difficult, time-consuming or costly and may place undue strain on our systems and resources. The Securities Exchange Act of 1934 requires, among other things, that we file annual, quarterly and current reports with respect to our business and financial condition. The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal controls for financial reporting. In order to maintain and improve the effectiveness of our disclosure controls and procedures and internal control over financial reporting, significant resources and management oversight are required. As a result, management’s attention may be diverted from other business concerns, which could have a material adverse effect on our business, financial condition and results of operations.

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

Our corporate headquarters and principal U.S. offices are located at 140 Broadway, New York, New York, where we lease 29,300 square feet under a lease expiring in February 2010. MarketAxess Europe Limited’s headquarters and principal offices are located at 71 Fenchurch Street, London, England, where we lease 9,400 square feet under a lease expiring in November 2015. MarketAxess Technologies Inc. has offices in Salt Lake City, Utah, where we lease 2,100 square feet under a lease expiring in May 2008. In addition, we lease another 17,000 square feet at 350 Madison Avenue, New York, New York, which we currently sublet. The lease and sublease expire in April 2011.

Item 3.	Legal Proceedings

In January 2007, two former employees commenced arbitration proceedings against MarketAxess Corporation before FINRA arising out of the expiration of certain vested and unvested stock options and unvested restricted shares issued to them. In April 2007, one of those former employees brought a separate FINRA arbitration against MarketAxess Holdings Inc. based on the same claim he had filed against MarketAxess Corporation. The arbitrations brought by that employee against both MarketAxess Corporation and MarketAxess Holdings Inc. have been consolidated before FINRA. The claims made by these two former employees total $4.5 million plus interest.

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

MarketAxess Corporation answered both arbitration claims brought against it. We have vigorously defended the claims brought against both MarketAxess Corporation and MarketAxess Holdings Inc. Based on currently available information, we believe that the likelihood of a material loss is not probable. Accordingly, no amounts have been provided in the accompanying financial statements. However, arbitration is subject to inherent uncertainties and unfavorable rulings could occur.

Item 4.	Submission of Matters to a Vote of Security Holders

No matters were submitted to security holders for a vote during the fourth quarter of our fiscal year ended December 31, 2007.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Price Range

Our common stock trades on the NASDAQ Global Select Market under the symbol “MKTX”. The range of closing price information for our common stock, as reported by NASDAQ, was as follows:

2007:	High	Low

January 1, 2007 to March 31, 2007	$16.95	$12.41
April 1, 2007 to June 30, 2007	$18.20	$16.00
July 1, 2007 to September 30, 2007	$19.32	$14.00
October 1, 2007 to December 31, 2007	$16.34	$11.70

2006:	High	Low

January 1, 2006 to March 31, 2006	$13.68	$11.07
April 1, 2006 to June 30, 2006	$12.47	$9.96
July 1, 2006 to September 30, 2006	$11.25	$8.90
October 1, 2006 to December 31, 2006	$14.95	$10.10

On February 29, 2008, the last reported closing price of our common stock on the NASDAQ Global Select Market was $9.37.

Holders

There were 79 holders of record of our common stock as of February 29, 2008.

Dividend Policy

We have not declared or paid any cash dividends on our capital stock since our inception and do not anticipate paying any cash dividends in the foreseeable future.

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

Use of Proceeds

None.

Recent Sales of Unregistered Securities

On November 9, 2007, we issued 64,642 shares of our common stock to TWS in connection with our acquisition of certain assets and assumption of certain liabilities of TWS. One-half of these shares vest on January 1, 2009 and the balance vests on January 1, 2010.

Securities Authorized for Issuance Under Equity Compensation Plans

Please see the section entitled “Equity Compensation Plan Information” in Item 12.

Issuer Purchases of Equity Securities

During the quarter ended December 31, 2007, we repurchased the following shares of common stock:

			Total Number of	Dollar Value of
			Shares Purchased	Shares That May
	Total Number of	Average Price Paid	as Part of Publicly	Yet Be Purchased
Period	Shares Purchased	per Share	Announced Plans	Under the Plans
				(In thousand)

October 1, 2007 — October 31, 2007	75,345	$14.14	59,006	$9,086
November 1, 2007 — November 30, 2007	54,296	14.84	54,296	8,280
December 1 , 2007 — December 31, 2007	417,215	13.20	417,215	2,773

	546,856	$13.49	530,517

On October 26, 2006, our Board of Directors authorized a stock repurchase program for up to $40 million of our common stock. Shares repurchased under the program will be held in treasury for future use. A total of 2,642,714 shares were repurchased at an aggregate cost of $37.2 million from the inception of the repurchase program through December 31, 2007. The stock repurchase program was completed in January 2008.

STOCK PERFORMANCE GRAPH

The following graph shows a comparison from November 5, 2004 (the date our common stock commenced trading on the NASDAQ Global Select Market) through December 31, 2007 of (i) the cumulative total return for our common stock, (ii) the NASDAQ Composite Index, (iii) the NASDAQ Global Select Market Composite Index, (iv) the Dow Jones US Financial Services Index and (v) a peer group that we previously used. We believe that the Dow Jones US Financial Services Index provides a more meaningful peer group comparison of our stock performance. The peer group we are replacing consisted of: eSpeed, Inc., GFI Group Inc. and Investment Technology Group, Inc.

The NASDAQ Global Select Market Composite Index, introduced in July 2006, is a market capitalization weighted index that measures all NASDAQ domestic and international based common type stocks listed in the Global Select tier of the NASDAQ Stock Market. The index carries the index history of the NASDAQ National Market Composite Index.

The figures in this graph assume an initial investment of $100 in our common stock at the closing price of $17.49 on November 5, 2004, the date our common stock commenced trading on the NASDAQ National Market (now the NASDAQ Global Select Market), an initial investment of $100 on October 31, 2004 in each of the three indexes and an initial investment of $100 in each of the companies in the peer group at their respective closing prices on November 5, 2004.

The returns illustrated below are based on historical results during the period indicated and should not be considered indicative of future stockholder returns. Data for the NASDAQ Composite Index, the NASDAQ Global Select Market Composite Index, the Dow Jones US Financial Services Index and the peer group assume reinvestment of dividends. We have never paid dividends on our common stock and have no present plans to do so. All performance data have been provided by Research Data Group, Inc.

COMPARISON OF 38 MONTH CUMULATIVE TOTAL RETURN*

*	On November 2, 2004, the registration statement relating to our initial public offering at a price of $11.00 per share was declared effective. Our common stock begin trading on the NASDAQ National Market (now the NASDAQ Global Select Market) on November 5, 2004 and, as required by SEC regulations, the above graph begins with the closing price of our common stock on that date of $17.49.

Item 6.	Selected Financial Data

The selected statement of operations data for each of the years ended December 31, 2007, 2006 and 2005 and the selected balance sheet data as of December 31, 2007 and 2006 have been derived from our audited financial statements included elsewhere in this Form 10-K. The selected statement of operations data for the years ended December 31, 2004 and 2003, and the balance sheet data as of December 31, 2005, 2004 and 2003 have been derived from our audited financial statements not included in this Form 10-K.

	Year Ended December 31,
	2007	2006	2005	2004	2003
	(In thousands, except share and per share amounts)

Statement of Operations Data:
Revenues
Commissions
U.S. high-grade(1)	$52,541	$47,752	$45,615	$45,465	$40,310
European high-grade	18,828	15,368	14,078	15,142	7,126
Other(2)	8,845	8,310	7,225	7,565	5,364

Total commissions	80,214	71,430	66,918	68,172	52,800
Information and user access fees	5,877	5,477	4,435	2,713	1,144
License fees	688	866	2,988	3,143	4,145
Interest income	5,242	4,595	3,160	882	371
Other(3)	1,622	948	1,059	887	—

Total revenues	93,643	83,316	78,560	75,797	58,460

Expenses
Employee compensation and benefits(4)	43,051	42,078	35,445	33,146	26,860
Depreciation and amortization	7,170	6,728	5,649	3,468	4,688
Technology and communications	7,463	7,704	7,401	6,402	4,755
Professional and consulting fees	7,639	8,072	9,355	4,908	4,180
Warrant-related expense(5)	—	—	—	2,524	5,400
Occupancy	3,275	3,033	2,365	1,842	1,845
Marketing and advertising	1,905	1,769	2,581	2,530	2,292
Moneyline revenue share	—	—	—	1,240	1,806
General and administrative	5,889	5,328	4,203	2,421	2,232

Total expenses	76,392	74,712	66,999	58,481	54,058

Income before income taxes	17,251	8,604	11,561	17,316	4,402
Provision (benefit) for income taxes(6)	6,931	3,183	3,419	(40,271)	190

Net income	$10,320	$5,421	$8,142	$57,587	$4,212

Net income (loss) per common share(7):
Basic	$0.32	$0.18	$0.29	$6.76	$(2.20)
Diluted	$0.30	$0.15	$0.23	$1.88	$(2.20)
Weighted average number of shares of common stock outstanding:
Basic	32,293,036	30,563,437	28,156,505	7,097,682	3,288,464
Diluted	34,453,195	35,077,348	35,512,346	30,638,644	3,288,464

	As of December 31,
	2007	2006	2005	2004	2003
	(In thousands)

Balance Sheet Data:
Cash and cash equivalents, short-term investments and securities-available-for-sale	$124,290	$131,015	$118,145	$103,449	$36,182
Working capital(8)	120,656	135,268	120,016	103,996	31,884
Total assets	198,366	204,278	190,462	175,646	57,183
Total redeemable convertible preferred stock	—	—	—	—	159,664

(1)	Commissions include commissions from monthly distribution fees and transactions between institutional investor clients and broker-dealer clients as well as transactions between broker-dealer clients.

(2)	Other commissions consist primarily of commissions from the trading of emerging markets, crossover and high-yield, new issue, agency and treasury bonds as well as credit default swap indices.

(3)	Other revenues consist primarily of telecommunications line charges to broker-dealer clients and other miscellaneous revenues.

(4)	We adopted SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”) using the modified prospective transition method effective January 1, 2006. In accordance with the modified prospective transition method, our Consolidated Financial Statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123R. Incremental stock-based compensation expense related to employee stock options recognized under SFAS 123R for the years ended December 31, 2007 and 2006 was $3.0 million and $3.2 million, respectively.

(5)	Warrant-related expense is the expense associated with the allocation of warrants to purchase shares of our common stock issuable pursuant to a warrant issued to six of our broker-dealer clients at the time they made an equity investment in us. While the warrant was expensed each quarter, this was a non-cash expense that varied with the underlying fair market value of our common stock. The final share allocations under the warrant program occurred on March 1, 2004. Accordingly, we no longer record any expense related to this warrant.

(6)	During the year ended December 31, 2004, we reduced the valuation allowance relating to our deferred tax assets by $46.1 million, from $64.3 million to $18.1 million. Due to the fact that we had achieved multiple quarters of profitability, it became more likely than not that we would be able to utilize our net operating loss carryforwards. We also determined that it was more likely than not that all of the temporary differences relating to the deductibility of certain expenses for book and tax purposes, including the warrant-related expense, would be utilized prior to expiration. We also recognized $2.1 million in tax credits and an additional tax benefit for operating losses of $1.5 million. Without giving effect to the reduction of the valuation allowance, tax credits and the additional benefit for operating losses, our net income for the year ended December 31, 2004 would have been $7.9 million.

(7)	Includes the effect of dividends accrued on our redeemable convertible preferred stock. Upon completion of our initial public offering, all outstanding shares of redeemable convertible preferred stock and convertible preferred stock were converted into 14,484,493 shares of common stock and 4,266,310 shares of non-voting common stock.

(8)	Working capital is defined as current assets minus current liabilities. Current assets consist of cash and cash equivalents, short-term investments, securities and cash provided as collateral, accounts receivable, and prepaid expenses. Current liabilities consist of accrued employee compensation, deferred revenue, and accounts payable, accrued expenses and other liabilities.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with “Selected Financial Data” and our consolidated financial statements and related notes included elsewhere in this Form 10-K. In addition to historical information, this discussion and analysis contains forward-looking statements relating to future events and the future performance of MarketAxess that are based on our current expectations, assumptions, estimates and projections about us and our industry. These forward-looking statements involve risks and uncertainties. Our actual results and timing of various events could differ materially from those anticipated in such forward-looking statements as a result of a variety of factors, as more fully described in this section, in “Item 1A. — Risk Factors” and elsewhere in this Form 10-K. We undertake no obligation to update publicly any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.

Executive Summary

MarketAxess operates one of the leading platforms for the electronic trading of corporate bonds and certain other types of fixed-income securities. Through our platform, 674 active institutional investor client firms (firms that executed at least one trade through our electronic trading platform between January 2007 and December 2007) can access the aggregate liquidity provided by the collective interest of our 30 broker-dealer clients in buying or selling bonds through our platform. Our active institutional investor clients include investment advisers, mutual funds, insurance companies, public and private pension funds, bank portfolios and hedge funds. We provide data and analytical tools that help our clients make trading decisions, we provide connectivity solutions that facilitate the trading process by electronically communicating order information between trading counterparties and we provide our clients with ancillary technology services. Our revenues are primarily generated from the trading of U.S. and European high-grade corporate bonds.

Our multi-dealer trading platform allows our institutional investor clients to simultaneously request competing, executable bids or offers from our broker-dealer clients and execute trades with the broker-dealer of their choice from among those that choose to respond. We offer our broker-dealer clients a solution that enables them to efficiently reach our institutional investor clients for the distribution and trading of bonds. In addition to U.S. high-grade corporate bonds, European high-grade corporate bonds and emerging markets bonds, including both investment-grade and non-investment grade debt, we also offer our clients the ability to trade crossover and high-yield bonds, agency bonds, new issues and credit default swap indices. Our DealerAxess® trading service allows dealers to trade fixed-income securities and credit default swaps with each other on our platform.

The majority of our revenues are derived from monthly distribution fees and commissions for trades executed on our platform that are billed to our broker-dealer clients on a monthly basis. We also derive revenues from information and user access fees, license fees, investment income and other income, which includes fees earned from our technology services business. Our expenses consist of employee compensation and benefits, depreciation and amortization, technology and communication expenses, professional and consulting fees, occupancy, marketing and advertising and other general and administrative expenses.

We seek to grow and diversify our revenues by capitalizing on our status as the operator of a leading platform for the electronic trading of corporate bonds and certain other types of fixed-income securities. The key elements of our strategy are:

•	to innovate and efficiently add new functionality and product offerings to the MarketAxess platform that we believe will help to increase our market share with existing clients, as well as expand our client base;

•	to leverage our technology, as well as our strong broker-dealer and institutional investor relationships, to: deploy our electronic trading platform into additional product segments within the fixed-income securities markets; deliver fixed-income securities-related technical services and products; and deploy our electronic trading platform into new client segments;

•	to continue building our existing service offerings so that our electronic trading platform is fully integrated into the workflow of our broker-dealer and institutional investor clients and to continue to add functionality to allow our clients to achieve a fully automated end-to-end straight-through processing solution (automation from trade initiation to settlement);

•	to add new content and analytical capabilities to Corporate BondTickertm in order to improve the value of the information we provide to our clients; and

•	to continue to supplement our internal growth by entering into strategic alliances, or acquiring businesses or technologies that will enable us to enter new markets, provide new products or services, or otherwise enhance the value of our platform to our clients.

Critical Factors Affecting Our Industry and Our Company

Economic, Political and Market Factors

The global fixed-income securities industry is risky and volatile and is directly affected by a number of economic, political and market factors that may result in declining trading volume. These factors could have a material adverse effect on our business, financial condition and results of operations. These factors include, among others, credit market conditions, the current interest rate environment, including the volatility of interest rates and investors’ forecasts of future interest rates, and economic and political conditions in the United States, Europe and elsewhere.

Competitive Landscape

The global fixed-income securities industry generally, and the electronic financial services markets in which we engage in particular, are highly competitive, and we expect competition to intensify in the future. Sources of competition for us will continue to include, among others, bond trading conducted directly between broker-dealers and their institutional investor clients over the telephone or electronically and other multi-dealer trading companies. Competitors, including companies in which some of our broker-dealer clients have invested, have developed electronic trading platforms or have announced their intention to explore the development of electronic platforms that may compete with us.

In general, we compete on the basis of a number of key factors, including, among others, the liquidity provided on our platform, the magnitude and frequency of price improvement enabled by our platform and the quality and speed of execution. We believe that we compete favorably with respect to these factors. Our trading volume and client acceptance have grown significantly over the past five years and we continue to proactively build technology solutions that serve the needs of the credit markets.

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

Our U.S. subsidiary, MarketAxess Corporation, is a registered broker-dealer with the SEC and is a member of FINRA. Our U.K. subsidiary, MarketAxess Europe Limited, is registered as a multilateral trading facility dealer with the FSA in the U.K. Both U.S. and U.K. regulations prohibit repayment of borrowings from these subsidiaries or their affiliates, paying cash dividends, making loans to us or our affiliates or otherwise entering into transactions that result in a significant reduction in regulatory net capital or financial resources, without prior notification to or approval from such regulated entity’s principal regulator. MarketAxess Canada Limited, a Canadian subsidiary that we incorporated in May 2003, has applied for registration as an Alternative Trading System dealer under the Securities Act of Ontario and is in the process of seeking approval for membership with the Investment Dealers Association of Canada.

As a public company, we are subject to the reporting requirements of the Securities Exchange Act of 1934, the Sarbanes-Oxley Act of 2002 and NASDAQ rules promulgated in response to the Sarbanes-Oxley Act. The requirements of these rules and regulations have increased our legal and financial compliance costs, made some activities more difficult, time-consuming or costly and may also place undue strain on our systems and resources. In order to maintain and improve the effectiveness of our disclosure controls and procedures and internal control over financial reporting, significant resources and management oversight are required.

Rapid Technological Changes

We must continue to enhance and improve our electronic trading platform. The electronic financial services industry is characterized by increasingly complex systems and infrastructures and new business models. Our future success will depend on our ability to enhance our existing products and services, develop and/or license new products and technologies that address the increasingly sophisticated and varied needs of our broker-dealer and institutional investor clients and prospective clients and respond to technological advances and emerging industry standards and practices on a cost-effective and timely basis.

Trends in Our Business

The majority of our revenues are derived from monthly distribution fees and commissions for transactions executed on our platform between our institutional investor and broker-dealer clients. We believe that there are five key variables that impact the notional value of such transactions on our platform and the amount of commissions earned by us:

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

The second half of 2007 was a period of significant turmoil in the U.S. and European credit markets, especially in short-term funding and floating rate note instruments. A widespread retrenchment in the credit markets resulted in increased credit spreads and significantly higher credit spread volatility across a wide range of asset classes. The average daily trading volume of U.S. high-grade corporate bonds for the second half of 2007 decreased by 14% compared to the second half of 2006. We believe the resultant lack of liquidity in the credit markets led institutional investors to reduce overall bond trading activity and conduct a higher percentage of their trades directly with their broker-dealer counterparties, resulting in lower volumes on our platform. We also believe that a stabilization in credit market conditions, at higher overall levels of credit spreads, is likely to favorably impact the volume of trades conducted over our platform.

We have historically earned a substantial portion of our commissions and overall revenues from broker-dealer clients that are (or whose affiliates are) our stockholders. For 2007, a total of seven dealers, and for 2006 and 2005, a total of nine dealers, were considered to be Stockholder Broker-Dealer Clients. The percentage of our revenues derived from our Stockholder Broker-Dealer Clients has been declining due to the sale of shares of our common stock since our initial public offering in November 2004 by several of our founding dealers. For the year ended December 31, 2007, the percentage decreased to 37.1% from 46.0% for the year ended December 31, 2006.

Affiliates of most of our broker-dealer clients are also among our institutional investor clients. A table detailing the amount of our revenues generated by the Stockholder Broker-Dealer Clients and their respective affiliates, as well as the corresponding percentage of the respective revenue line item, is provided below for the years ended December 31, 2007, 2006 and 2005:

	Year Ended December 31,
	2007	2006	2005
	($ in thousands)

Revenues generated by Stockholder-Broker Dealer Clients and their affiliates
Commissions	$31,442	$35,626	$36,588
Information and user access fees	798	1,177	1,052
Investment income	2,062	1,007	796
Other	452	510	607

Total	$34,754	$38,320	$39,043

Percentage of revenues
Commissions	39.2%	49.9%	54.7%
Information and user access fees	13.6%	21.5%	23.7%
Investment income	39.3%	21.9%	25.2%
Other	27.9%	53.8%	57.3%
Total	37.1%	46.0%	49.7%
Number of Stockholder Broker-Dealer Clients	7	9	9

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

U.S. High-Grade Corporate Bond Commissions.  On June 1, 2005, we introduced a new fee plan primarily for secondary market transactions in U.S. high-grade corporate bonds executed on our institutional client to multi-dealer electronic trading platform. The fee plan incorporates higher fixed monthly fees and lower variable fees for our broker-dealer clients than the previous U.S. high-grade corporate transaction fee plans and incorporates volume incentives to our broker-dealer clients that are designed to increase the volume of transactions effected on our platform. Under the fee plan, we electronically add the variable fee to the spread quoted by the broker-dealer client but do not charge for inquiries that an institutional investor client sends to a single broker-dealer client. The combination of higher fixed and lower variable fees in the plan results in higher total revenue to us at current or lower volume levels. If volume grows, total revenues could be less under the new plan than the previous plan due to the lower variable fees. For trades on our DealerAxess® dealer-to-dealer electronic trading platform, we typically charge a fee to the broker-dealer client involved in the transaction that is based on the size of the transaction and the maturity of the bond traded. Monthly minimum fees applied to certain dealers participating on the DealerAxess® platform in their first year of trading. The majority of the DealerAxess® monthly minimum commitments expired as of June 30, 2007.

European High-Grade Corporate Bond Commissions.  On June 1, 2007, we introduced a new fee plan for European high-grade corporate bond trades for the majority of our European dealers. Similar to the U.S. high-grade plan, the new European high-grade corporate bond fee plan incorporates fixed monthly fees and a variable fee that is lower than the transaction fee under the previous European high-grade plan and incorporates incentives to our broker-dealer clients that are designed to increase the volume of transactions effected on our platform. The variable fee under the new plan is dependent on the type of bond traded and the maturity of the issue. The combination of the fixed and variable fees in the new plan results in higher total revenue to us at current or lower volume levels. If volume grows, total revenues could be less under the new plan than the previous plan due to the lower variable fees. Under the fee plan in effect prior to June 1, 2007, broker-dealer transaction fees varied based on the type of bond traded and the maturity of the issue. This fee schedule applied a tiered fee structure, which reduced the fee per trade upon the attainment of certain specified amounts of monthly commissions generated by a particular broker-dealer and did not carry a fixed monthly fee.

Other Commissions.  Commissions for other bond and credit default swap trades generally vary based on the type and the maturity of the instrument traded. We generally operate using standard fee schedules that may include both variable transaction fees and fixed monthly fees that are charged to the participating dealers.

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

Information and User Access Fees.  We charge information services fees for Corporate BondTickerTM to our broker-dealer clients, institutional investor clients and data-only subscribers. The information services fee is a flat monthly fee, based on the level of service. We also generate information services fees from the sale of bulk data to certain institutional investor clients and data-only subscribers. Institutional investor clients trading U.S. high-grade corporate bonds are charged a monthly user access fee for the use of our platform. The fee, billed quarterly, is charged to the client based on the number of the client’s users. To encourage institutional investor clients to execute trades on our U.S. high-grade corporate bond platform, we reduce these information and user access fees for such clients once minimum quarterly trading volumes are attained.

License Fees.  License fees consist of fees received from broker-dealer clients for access to our trading platform through a non-exclusive and non-transferable license. Broker-dealer clients generally pay an initial license fee, which is typically due and payable upon execution of the broker-dealer agreement. The initial license fee varies by agreement and at a minimum is intended to cover the initial set-up costs incurred to enable a broker-dealer to begin using our electronic trading platform. The license fee is recognized in the first three months of the agreement in the estimated amount of the set-up costs that we incur and the remaining amount is amortized over the initial term of the agreement, which is generally three years. We anticipate that license fees will be an insignificant source of revenues for us on a going-forward basis.

Investment Income.  Investment income consists of income earned on our investments.

Other.  Other revenues consist of telecommunications line charges to broker-dealer clients and other miscellaneous revenues. In 2007, we also began providing technology consulting services and, through our acquisition of TWS in November 2007, certain connectivity solutions.

Expense Trends

In the normal course of business, we incur the following expenses:

Employee Compensation and Benefits.  Employee compensation and benefits is our most significant expense and includes employee salaries, stock compensation costs, other incentive compensation, employee benefits and payroll taxes. Effective January 1, 2006, the Company adopted SFAS 123R, which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees based on estimated fair values.

Depreciation and Amortization.  We depreciate our computer hardware and related software, office hardware and furniture and fixtures and amortize our capitalized software development costs on a straight-line basis over a three-year period. We amortize leasehold improvements on a straight-line basis over the lesser of the life of the improvement or the remaining term of the lease.

Technology and Communications.  Technology and communications expense consists primarily of costs relating to maintenance on software and hardware, our internal network connections, data center hosting costs and data feeds provided by outside vendors or service providers. The majority of our broker-dealer clients have dedicated high-speed communication lines to our network in order to provide fast data transfer. We charge our broker-dealer clients a monthly fee for these connections, which is recovered against the relevant expenses we incur.

Professional and Consulting Fees.  Professional and consulting fees consist primarily of accounting fees, legal fees and fees paid to information technology and non-information technology consultants for services provided for the maintenance of our trading platform and information services products.

Occupancy.  Occupancy costs consist primarily of office and equipment rent, utilities and commercial rent tax.

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

General and Administrative.  General and administrative expense consists primarily of general travel and entertainment, board of directors expenses, charitable contributions, provision for doubtful accounts, and various state franchise and U.K. value-added taxes.

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

Software Development Costs

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

Revenue Recognition

The majority of our revenues are derived from monthly distribution fees and commissions for trades executed on our platform that are billed to our broker-dealer clients on a monthly basis. We also derive revenues from information and user access fees, license fees, investment income and other services. Other income includes revenues from technology licenses, maintenance and consulting services. Commissions are generally calculated as a percentage of the notional dollar volume of bonds traded on the platform and vary based on the type and maturity of the bond traded. Under our transaction fee plans, bonds that are more actively traded or that have shorter maturities are generally charged lower commissions, while bonds that are less actively traded or that have longer maturities generally command higher commissions.

We enter into agreements with our broker-dealer clients pursuant to which we provide access to our platform through a non-exclusive and non-transferable license. Broker-dealer clients generally pay an initial license fee, which is typically due and payable upon execution of the broker-dealer agreement. The initial license fee varies by agreement and at a minimum is intended to cover the initial set-up costs incurred to enable a broker-dealer to begin using our electronic trading platform. Revenue is recognized in the first three months of the agreement in the estimated amount of the set-up costs incurred (50% in the first month, 40% in the second month and 10% in the third month), and the remaining amount is deferred and recognized ratably over the initial term of the agreement, which is generally three years. We anticipate that license fees will be an insignificant source of revenues on a going-forward basis.

Revenues from contracts for technology integration consulting services are recognized on the percentage-of-completion method in accordance with Statement of Position 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts.” Percentage-of-completion accounting involves calculating the percentage of services provided during the reporting period compared to the total estimated services to be provided over the duration of the contract. If estimates indicate that a contract loss will occur, a loss provision is recorded in the period in which the loss first becomes probable and reasonably estimable. Contract losses are determined to be the amount by which the estimated direct and indirect costs of the contract exceed the estimated total revenues that will be generated by the contract. There were no contract loss provisions recorded as of December 31, 2007. Revenues recognized in excess of billings are recorded as unbilled services. Billings in excess of revenues recognized are recorded as deferred revenues until revenue recognition criteria are met.

Stock-Based Compensation

We measure and recognize compensation expense for all share-based payment awards in accordance with SFAS 123R. This statement requires that compensation expense for all share-based awards be recognized based on their estimated fair values measured as of the grant date. These costs are recognized as an expense in the Consolidated Statements of Operations over the requisite service period, which is typically the vesting period, with an offsetting increase to additional paid-in capital. We adopted SFAS 123R using the modified prospective transition method effective January 1, 2006.

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

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109” (“FIN 48”), which applies to all tax positions accounted for under SFAS 109. A “tax position” includes current or future reductions in taxable income reported or expected to be reported on a tax return. FIN 48 supplements SFAS 109 by defining the confidence level that a tax position must meet in order to be recognized in the financial statements. The interpretation requires that the tax effects of a position be recognized only if it is “more-likely-than-not” (i.e., greater than 50% likelihood) to be sustained based solely on its technical merits as of the reporting date. In making this assessment, a company must assume that the taxing authorities will examine the position. As a result of the implementation of FIN 48 effective January 1, 2007, we recognized an increase in deferred tax assets of $3.0 million related to previously unrecognized tax benefits, which was accounted for as an increase to additional paid-in capital of $0.3 million and an increase in accrued expenses of $2.7 million. Unrecognized tax benefits as of January 1, 2007 and December 31, 2007 were $2.7 million. If recognized, this entire amount would impact the effective tax rate. In accordance with FIN 48, certain deferred tax assets aggregating $14.1 million were no longer recognized and the related valuation allowance was reversed.

Business Combinations, Goodwill and Intangibles Assets

We account for business acquisitions under the purchase method of accounting in accordance with SFAS No. 141, “Business Combinations.” The total cost of an acquisition is allocated to the underlying net assets based on their respective estimated fair values. The excess of the purchase price over the estimated fair values of the net assets acquired is recorded as goodwill. Determining the fair value of certain assets acquired and liabilities assumed is judgmental in nature and often involves the use of significant estimates and assumptions, including assumptions with respect to future cash flows, discount rates, growth rates and asset lives.

In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” we no longer amortize goodwill and other intangibles with indefinite lives. We perform an impairment review of goodwill on an annual basis and more frequently if circumstances change. Intangible assets with definite lives, including purchased technology and other intangible assets, are amortized on a straight-line basis over their estimated useful lives of five years. Intangible assets are assessed for impairment when events or circumstances indicate a possible impairment pursuant to the provisions of SFAS No. 144, “Accounting for Long Lived Assets and for Long Lived Assets to be Disposed Of.”

Segment Results

As an electronic, multi-dealer platform for trading fixed-income securities, our operations constitute a single business segment pursuant to SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information.” Because of the highly integrated nature of the financial markets in which we compete and the integration of our worldwide business activities, we believe that results by geographic region, products or types of clients are not necessarily meaningful in understanding our business.

Results of Operations

Financial Results

The following table presents our consolidated operating results expressed in U.S. dollars and as a percentage of total revenues for each of the years presented:

	Year Ended December 31,
	2007		2006		2005
	$	% of Revenues	$	% of Revenues	$	% of Revenues
	($ in thousands)

Revenues
Commissions
U.S. high-grade	$52,541	56.1%	$47,752	57.3%	$45,615	58.1%
European high-grade	18,828	20.1	15,368	18.4	14,078	17.9
Other	8,845	9.4	8,310	10.0	7,225	9.2

Total commissions	80,214	85.7	71,430	85.7	66,918	85.2
Information and user access fees	5,877	6.3	5,477	6.6	4,435	5.6
License fees	688	0.7	866	1.0	2,988	3.8
Interest income	5,242	5.6	4,595	5.5	3,160	4.0
Other	1,622	1.7	948	1.1	1,059	1.3

Total revenues	93,643	100.0	83,316	100.0	78,560	100.0

Expenses
Employee compensation and benefits	43,051	46.0	42,078	50.5	35,445	45.1
Depreciation and amortization	7,170	7.7	6,728	8.1	5,649	7.2
Technology and communications	7,463	8.0	7,704	9.2	7,401	9.4
Professional and consulting fees	7,639	8.2	8,072	9.7	9,355	11.9
Occupancy	3,275	3.5	3,033	3.6	2,365	3.0
Marketing and advertising	1,905	2.0	1,769	2.1	2,581	3.3
General and administrative	5,889	6.3	5,328	6.4	4,203	5.4

Total expenses	76,392	81.6	74,712	89.7	66,999	85.3

Income before taxes	17,251	18.4	8,604	10.3	11,561	14.7
Provision for income taxes	6,931	7.4	3,183	3.8	3,419	4.4

Net income	$10,320	11.0%	$5,421	6.5%	$8,142	10.4%

Statistical Information

Our trading volume for each of the years presented was as follows:

	Year Ended December 31,
	2007	2006	2005

Trading Volume Data (in billions)
U.S. high-grade — multi dealer	$194.1	$176.4	$170.1
U.S. high-grade — single dealer	15.1	19.0	7.5

Total U.S. high-grade	209.2	195.4	177.6
European high-grade	77.4	87.6	73.4
Other	73.3	56.6	48.2

Total	$359.9	$339.6	$299.2

Number of U.S. Trading Days	250	249	250
Number of U.K. Trading Days	253	251	253

For volume reporting purposes, transactions in foreign currencies are converted to U.S. dollars at average monthly rates. Single-dealer inquiries represent U.S. high-grade trades on which no fees were charged in accordance with the U.S. high-grade corporate bond fee plan that went into effect on June 1, 2005. Credit default swap trading volume data are included in Other. Trading volume data related to DealerAxess® bond trading between broker-dealer clients are included in either U.S. high-grade or Other trading volumes, as appropriate.

Our active institutional investor clients (firms that executed at least one trade through our electronic platform during the applicable year) and our broker-dealer clients as of December 31, 2007, 2006 and 2005 were as follows:

	December 31,
	2007	2006	2005

Institutional Investor Clients:
U.S	465	460	432
Europe	209	229	225

Total	674	689	657

Broker-Dealer Clients	30	25	25

Year Ended December 31, 2007 Compared to Year Ended December 31, 2006

Overview

Total revenues increased by $10.3 million or 12.4% to $93.6 million for the year ended December 31, 2007 from $83.3 million for the year ended December 31, 2006. This increase in total revenues was primarily due to increases in total commissions of $8.8 million, other income of $0.7 million and investment income of $0.6 million.

Total expenses increased by $1.7 million or 2.2% to $76.4 million for the year ended December 31, 2007 from $74.7 million for the year ended December 31, 2006. This increase was primarily due to higher employee compensation and benefits of $1.0 million.

Income before taxes increased by $8.6 million or 100.5% to $17.3 million for the year ended December 31, 2007, from $8.6 million for the year ended December 31, 2006. Net income increased by $4.9 million or 90.4% to $10.3 million for the year ended December 31, 2007, from $5.4 million for the year ended December 31, 2006.

Revenues

Our revenues for the years ended December 31, 2007 and 2006, and the resulting dollar and percentage changes, were as follows:

	Year Ended December 31,
	2007		2006
		% of		% of	$
	$	Revenues	$	Revenues	Change	% Change
	($ in thousands)

Revenues
Commissions
U.S. high-grade	$52,541	56.1%	$47,752	57.3%	$4,789	10.0%
European high-grade	18,828	20.1	15,368	18.4	3,460	22.5
Other	8,845	9.4	8,310	10.0	535	6.4

Total commissions	80,214	85.7	71,430	85.7	8,784	12.3
Information and user access fees	5,877	6.3	5,477	6.6	400	7.3
License fees	688	0.7	866	1.0	(178)	(20.6)
Investment income	5,242	5.6	4,595	5.5	647	14.1
Other	1,622	1.7	948	1.1	674	71.1

Total revenues	$93,643	100.0%	$83,316	100.0%	$10,327	12.4%

Commissions.  Total commissions increased by $8.8 million or 12.3% to $80.2 million for the year ended December 31, 2007 from $71.4 million for 2006. The following table shows the extent to which the increase in commissions for the year ended December 31, 2007 was attributable to changes in transaction volumes, variable fees per million, fixed monthly distribution and DealerAxess® minimum fees:

	Change from Year Ended
	December 31, 2006
	U.S.	European
	High-Grade	High-Grade	Other	Total
	(In thousands)

Volume increase (decrease)	$1,069	$(1,789)	$2,452	$1,731
Variable fee per million increase (decrease)	1,399	(2,899)	(1,917)	(3,416)
Fixed monthly distribution fees increase	1,675	8,148	—	9,823
DealerAxess® minimum fees increase	646	—	—	646

Total commissions increase	$4,789	$3,460	$535	$8,784

Our average fee per million for the years ended December 31, 2007 and 2006 were as follows:

	Year Ended December 31,
	2007	2006

Average Fee Per Million
U.S. high-grade
Total	$251	$244
Variable	84	77
European high-grade
Total	243	175
Variable	138	175
Other	121	147
All Products	223	210

U.S. high-grade volume increased by 7.1% for the year ended December 31, 2007, compared to the year ended December 31, 2006. The increase in U.S. high-grade volume was due primarily to an improvement in the Company’s estimated market share of total U.S. high-grade corporate bond volume as reported by FINRA TRACE from 8.5% for the year ended December 31, 2006 to 9.4% for the year ended December 31, 2007, offset by a decline in overall market volume as measured by FINRA TRACE. Estimated FINRA TRACE U.S. high-grade volume decreased by 3.0% from $2,295 billion for the year ended December 31, 2006 to $2,227 billion for the year ended December 31, 2007. We believe that the credit market turmoil experienced in the second half of 2007 negatively impacted overall FINRA TRACE volume. The fixed monthly U.S. high-grade distribution fees were $31.5 million for the year ended December, 2007, compared to $29.8 million for the year ended December 31, 2006. The DealerAxess® monthly minimum fees were $3.5 million and $2.8 million for the years ended December 31, 2007 and 2006, respectively. The majority of the DealerAxess® minimum fee commitments expired as of June 30, 2007. The total U.S. high-grade average fee per million is calculated for each period presented using both the variable transaction fees and the fixed monthly distribution fees, including the DealerAxess® monthly minimum fees, paid by our broker-dealer clients. The variable U.S. high-grade average fee per million increased due to the longer maturity of trades executed on the platform, for which we charge higher commissions.

European high-grade volume decreased by 11.6%, net of the favorable effect of foreign currency changes, for the year ended December 31, 2007, compared to the year ended December 31, 2006. During the second half of 2007, we believe that the European credit markets experienced market conditions similar to the U.S. On June 1, 2007, we introduced a new fee plan for European high-grade corporate bond trades. Similar to the U.S. high-grade plan, the new European high-grade corporate bond fee plan incorporates a fixed monthly fee and a variable fee that is dependent on the type of bond traded and the maturity of the issue. The fixed monthly European high-grade distribution fee was $8.1 million for year ended December 31, 2007. The total European high-grade average fee per million is calculated for each period presented using both the variable transaction fees and the fixed monthly distribution fees paid by our broker-dealer clients. The decrease in the variable European high-grade average fee per million for the year ended December 31, 2007 compared to the year ended December 31, 2006 resulted principally from the introduction of the new European high-grade fee plan.

Other volume increased by 29.5% for the year ended December 31, 2007, compared to the year ended December 31, 2006. The increase was primarily due to higher credit default swap, high-yield and agencies volume. Other average fee per million declined primarily due to higher volume in products which carry lower fees per million, including credit default swap indexes and agencies.

Information and User Access Fees.  Information and user access fees increased by $0.4 million or 7.3% to $5.9 million for the year ended December 31, 2007 from $5.5 million for the year ended December 31, 2006. This increase was primarily due to an increase in the number of data sales and higher pricing for our Corporate BondTickerTM service.

License Fees.  License fees decreased by $0.2 million or 20.6% to $0.7 million for the year ended December 31, 2007 from $0.9 million for the year ended December 31, 2006. This decrease was attributable to a decline in the amortization of previously received license fees. We anticipate that license fees will be an insignificant source of revenues for us on a going-forward basis.

Investment Income.  Investment income increased by $0.6 million or 14.1% to $5.2 million for the year ended December 31, 2007 from $4.6 million for the year ended December 31, 2006. This increase was primarily due to higher cash and cash equivalents and securities available-for-sale balances and a rise in interest rates during the year ended December 31, 2007.

Other.  Other revenues increased by $0.7 million or 71.1% to $1.6 million for the year ended December 31, 2007 from $0.9 million for the year ended December 31, 2006. Other revenues in 2007 included $0.6 million in revenue recognized under a technology development contract with a broker-dealer client.

Expenses

Our expenses for the years ended December 31, 2007 and 2006, and the resulting dollar and percentage changes, were as follows:

	Year Ended December 31,
	2007		2006
		% of		% of
	$	Revenues	$	Revenues	$ Change	% Change
	($ in thousands)

Expenses
Employee compensation and benefits	$43,051	46.0%	$42,078	50.5%	$973	2.3%
Depreciation and amortization	7,170	7.7	6,728	8.1	442	6.6
Technology and communications	7,463	8.0	7,704	9.2	(241)	(3.1)
Professional and consulting fees	7,639	8.2	8,072	9.7	(433)	(5.4)
Occupancy	3,275	3.5	3,033	3.6	242	8.0
Marketing and advertising	1,905	2.0	1,769	2.1	136	7.7
General and administrative	5,889	6.3	5,328	6.4	561	10.5

Total expenses	$76,392	81.6%	$74,712	89.7%	$1,680	2.2%

Employee Compensation and Benefits.  Employee compensation and benefits increased by $1.0 million or 2.3% to $43.1 million for the year ended December 31, 2007 from $42.1 million for the year ended December 31, 2006. This increase was primarily attributable to higher incentive compensation costs of $2.6 million and employee benefits and payroll taxes of $1.0 million, offset by a reduction in employee severance costs of $1.3 million, salary expense of $1.1 million and stock compensation costs of $0.7 million. The total number of employees increased to 182 as of December 31, 2007 from 176 as of December 31, 2006. As a percentage of total revenues, employee compensation and benefits expense decreased to 46.0% for the year ended December 31, 2007 from 50.5% for the year ended December 31, 2006.

Depreciation and Amortization.  Depreciation and amortization expense increased by $0.4 million or 6.6% to $7.2 million for the year ended December 31, 2007 from $6.7 million for the year ended December 31, 2006. This increase was attributable to increased amortization of capitalized software development costs for our credit default swap and DealerAxess® products. For the year ended December 31, 2007, we capitalized $3.4 million of software development costs and $1.5 million of computer and related equipment purchases.

Technology and Communications.  Technology and communications expense decreased by $0.2 million or 3.1% to $7.5 million for the year ended December 31, 2007 from $7.7 million for the year ended December 31, 2006. This decrease was attributable to lower maintenance and office hardware costs.

Professional and Consulting Fees.  Professional and consulting fees decreased by $0.4 million or 5.4% to $7.6 million for the year ended December 31, 2007 from $8.1 million for the year ended December 31, 2006. This decrease was primarily due to a reduction in audit and tax fees of $0.9 million and technology and non-technology consulting costs of $0.6 million, offset by higher recruiting fees of $0.7 million and legal costs of $0.6 million.

Occupancy.  Occupancy costs increased by $0.2 million or 8.0% to $3.3 million for the year ended December 31, 2007 from $3.0 million for the year ended December 31, 2006, primarily due to rent expense for additional leased space in New York City.

Marketing and Advertising.  Marketing and advertising expense increased by $0.1 million or 7.7% to $1.9 million for the year ended December 31, 2007 from $1.8 million for the year ended December 31, 2006. This increase was primarily due to higher promotion and public relations costs.

General and Administrative.  General and administrative expense increased by $0.6 million or 10.5% to $5.9 million for the year ended December 31, 2007 from $5.3 million for the year ended December 31, 2006. This increase was primarily due to higher travel and entertainment expenses of $0.5 million and relocation expenses of $0.4 million, offset by reduced sales tax of $0.4 million and provision for bad debts of $0.2 million.

Provision for Income Tax

We recorded an income tax provision of $6.9 million and $3.2 million for the years ended December 31, 2007 and 2006, respectively. The increase in the tax provision was primarily attributable to the $8.6 million increase in pre-tax income. With the exception of the payment of certain state and local taxes, the provision for income taxes was a non-cash expense since we had available net operating loss carryforwards and tax credits to offset the cash payment of taxes.

Our consolidated effective tax rate for the year ended December 31, 2007 was 40.2% compared to 37.0% for the year ended December 31, 2006. The 2007 provision includes an adjustment to the deferred tax asset balance of $0.5 million to reflect the tax rate anticipated to be in effect when the temporary differences are expected to reverse, as well as changes in enacted state and foreign tax rates. Due to our net deferred tax asset balance, a decrease in tax rates results in a reduction in our deferred tax balance and an increase in tax expense. Our consolidated effective tax rate can vary from period to period depending on, among other factors, the geographic and business mix of our earnings and changes in tax legislation and tax rates.

As of December 31, 2007, we had net operating loss and tax credit carryforwards for income tax purposes of $109.1 million. We have recorded a valuation allowance of $0.6 million against the gross deferred tax assets of $40.3 million arising from tax loss and credit carryforwards and temporary differences relating to the deductibility of certain expenses for book and tax purposes. This valuation allowance was deemed appropriate due to available evidence indicating that some of the deferred tax assets might not be realized in future years.

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

Total expenses increased by $7.7 million or 11.5% to $74.7 million for the year ended December 31, 2006 from $67.0 million for the year ended December 31, 2005. This increase was primarily due to increases of $6.6 million in employee compensation and benefits, $1.1 million in general and administrative expense, $1.1 million in depreciation and amortization and $0.7 million in occupancy costs. These increases were offset by decreases in professional and consulting fees of $1.3 million and in marketing and advertising of $0.8 million. Excluding the impact of non-cash SFAS 123R stock option expense of $3.2 million, total expenses for the year ended December 31, 2006 increased by $4.5 million or 6.7%, to $71.5 million from $67.0 million for the year ended December 31, 2005.

Income before taxes, which includes the incremental non-cash impact of SFAS 123R stock option expense, decreased by $3.0 million, or 25.6% to $8.6 million for the year ended December 31, 2006, from $11.6 million for the year ended December 31, 2005. Net income decreased by $2.7 million or 33.4% to $5.4 million for the year ended December 31, 2007, from $8.1 million for the year ended December 31, 2005.

Revenues

Our revenues for the years ended December 31, 2006 and 2005, and the resulting dollar and percentage changes, were as follows:

	Year Ended December 31,
	2006		2005
		% of		% of
	$	Revenues	$	Revenues	$ Change	% Change
	($ in thousands)

Revenues
Commissions
U.S. high-grade	$47,752	57.3%	$45,615	58.1%	$2,137	4.7%
European high-grade	15,368	18.4	14,078	17.9	1,290	9.2
Other	8,310	10.0	7,225	9.2	1,085	15.0

Total commissions	71,430	85.7	66,918	85.2	4,512	6.7
Information and user access fees	5,477	6.6	4,435	5.6	1,042	23.5
License fees	866	1.0	2,988	3.8	(2,122)	(71.0)
Investment income	4,595	5.5	3,160	4.0	1,435	45.4
Other	948	1.1	1,059	1.3	(111)	(10.5)

Total revenues	$83,316	100.0%	$78,560	100.0%	$4,756	6.1%

Commissions.  Total commissions increased by $4.5 million or 6.7% to $71.4 million for the year ended December 31, 2006 from $66.9 million for 2005. The following table shows the extent to which the increase in commissions for the year ended December 31, 2006 was attributable to changes in transaction volumes, variable fees per million, fixed monthly distribution fees and DealerAxess® minimum fees:

	Change from Year Ended
	December 31, 2005
	U.S.	European
	High-Grade	High-Grade	Other	Total
	(In thousands)

Volume increases	$2,106	$2,724	$1,259	$6,089
Variable fee per million decrease	(7,987)	(1,434)	(174)	(9,595)
Fixed monthly distribution fees increase	5,185	—	—	5,185
DealerAxess® minimum fees increase	2,833	—	—	2,833

Total commissions increase	$2,137	$1,290	$1,085	$4,512

Our average fee per million for the years ended December 31, 2006 and 2005 were as follows:

	Year Ended December 31,
	2006	2005

Average Fee Per Million
U.S. high-grade
Total	$244	$257
Variable	77	118
European high-grade
Total	175	192
Variable	175	192
Other	147	150
All Products	210	224

U.S. high-grade volume increased by 10.0% for the year ended December 31, 2006, compared to the year ended December 31, 2005. The increase in U.S. high-grade volume was due primarily to an improvement in the Company’s estimated market share of total U.S. high-grade corporate bond volume as reported by FINRA TRACE from 7.6% for the year ended December 31, 2005 to 8.5% for the year ended December 31, 2006, offset by a decline in overall market volume as measured by FINRA TRACE. Estimated FINRA TRACE U.S. high-grade volume decreased by 1.8% from $2,337 billion for the year ended December 31, 2005 to $2,295 billion for the year ended December 31, 2006. The fixed monthly U.S. high-grade distribution fees were $29.8 million for the year ended December 31, 2006, compared to $24.6 million for the year ended December 31, 2005. The DealerAxess® monthly minimum fees were $2.8 million for the year ended December 31, 2006. The total U.S. high-grade average fee per million is calculated for each period presented using both the variable transaction fees and the fixed monthly distribution fees, including the DealerAxess® monthly minimum fees, paid by our broker-dealer clients. The average U.S. high-grade fee per million decreased due to the introduction in June 2005 of our new fee plan, which has higher fixed monthly distribution fees and lower transaction fees, resulting in lower average fees per million at higher trading volumes, as well as the shorter maturity of trades executed on the platform. This was partially offset by the introduction of bond trading between broker-dealer clients through our DealerAxess® product in June 2006.

European high-grade volume increased by 19.4%, including the favorable effect of foreign currency changes, for the year ended December 31, 2006, compared to the year ended December 31, 2005. The decrease in the average European high-grade fee per million from 2005 to 2006 resulted from higher trading volumes in floating-rate notes, which have lower fees per million.

Other volume increased by 17.5% for the year ended December 31, 2006, compared to the year ended December 31, 2005. The increase was primarily due to agencies volume. Other average fee per million declined primarily due to higher volume in products which carry lower fees per million.

Information and User Access Fees.  Information and user access fees increased by $1.0 million or 23.5% to $5.5 million for the year ended December 31, 2006 from $4.4 million for the year ended December 31, 2005. This increase was primarily due to an increase in the number of subscribers to our Corporate BondTickerTM service from 2,942 for the year ended December 31, 2005 to 4,629 for the year ended December 31, 2006.

License Fees.  License fees decreased by $2.1 million or 71.0% to $0.9 million for the year ended December 31, 2006 from $3.0 million for the year ended December 31, 2005. This decrease was attributable to a decline in the amortization of previously received license fees. We anticipate that license fees will be an insignificant source of revenues for us on a going-forward basis.

Investment Income.  Investment income increased by $1.4 million or 45.4% to $4.6 million for the year ended December 31, 2006 from $3.2 million for the year ended December 31, 2005. This increase was primarily due to higher cash and cash equivalents and securities available-for-sale balances and a rise in interest rates during the year ended December 31, 2006.

Other.  Other revenues decreased by $0.1 million or 10.5% to $0.9 million for the year ended December 31, 2006 from $1.1 million for the comparable period in 2005.

Expenses

Our expenses for the years ended December 31, 2006 and 2005, and the resulting dollar and percentage changes, were as follows:

	Year Ended December 31,
	2006		2005
		% of		% of
	$	Revenues	$	Revenues	$ Change	% Change
	($ in thousands)

Expenses
Employee compensation and benefits	$42,078	50.5%	$35,445	45.1%	$6,633	18.7%
Depreciation and amortization	6,728	8.1	5,649	7.2	1,079	19.1
Technology and communications	7,704	9.2	7,401	9.4	303	4.1
Professional and consulting fees	8,072	9.7	9,355	11.9	(1,283)	(13.7)
Occupancy	3,033	3.6	2,365	3.0	668	28.2
Marketing and advertising	1,769	2.1	2,581	3.3	(812)	(31.5)
General and administrative	5,328	6.4	4,203	5.4	1,125	26.8

Total expenses	$74,712	89.7%	$66,999	85.3%	$7,713	11.5%

Employee Compensation and Benefits.  Employee compensation and benefits increased by $6.6 million or 18.7% to $42.1 million for the year ended December 31, 2006 from $35.4 million for the year ended December 31, 2005. This increase was primarily attributable to incremental stock option compensation costs of $3.2 million due to the adoption of SFAS 123R effective January 1, 2006, higher salary expense of $2.0 million, employee severance costs of $1.7 million and other stock compensation costs of $0.6 million, offset by a reduction in employee benefits and payroll taxes of $0.5 million and lower incentive compensation costs of $0.4 million. The total number of employees decreased to 176 as of December 31, 2006 from 182 as of December 31, 2005. As a percentage of total revenues, employee compensation and benefits expense increased to 50.5% for the year ended December 31, 2006 from 45.1% for the year ended December 31, 2005.

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

Occupancy.  Occupancy costs increased by $0.7 million or 28.2% to $3.0 million for the year ended December 31, 2006 from $2.4 million for the year ended December 31, 2005. The increase was primarily due to rent expense for additional leased space in New York City and London.

Marketing and Advertising.  Marketing and advertising expense decreased by $0.8 million or 31.5% to $1.8 million for the year ended December 31, 2006 from $2.6 million for the year ended December 31, 2005. This decrease was primarily due to a reduction in advertising expenditures of $0.7 million.

General and Administrative.  General and administrative expense increased by $1.1 million or 26.8% to $5.3 million for the year ended December 31, 2006 from $4.2 million for the year ended December 31, 2005. This increase was primarily due to increases in franchise and sales taxes of $0.7 million, provision for bad debts of $0.2 million and foreign currency transaction losses of $0.2 million.

Provision for Income Tax

For the years ended December 31, 2006 and 2005, we recorded an income tax provision of $3.2 million and $3.4 million, respectively. With the exception of the payment of certain state and local taxes, the provision for income taxes was a non-cash expense since we had available net operating loss carryforwards and tax credits to offset the cash payment of taxes.

Our consolidated effective tax rate for the year ended December 31, 2006 was 37.0%, compared to 29.6% for the year ended December 31, 2005. The 2005 tax provision included a $2.9 million reduction in our valuation allowance against the deferred tax asset. Our consolidated effective tax rate can vary from period to period depending on, among other factors, the geographic and business mix of our earnings and changes in tax legislation and tax rates.

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

The following table sets forth certain consolidated quarterly income statement data for the eight quarters ended December 31, 2007. In our opinion, this unaudited information has been prepared on a basis consistent with our annual financial statements and includes all adjustments (consisting only of normal recurring adjustments) necessary for a fair statement of the unaudited quarterly data. This information should be read in conjunction with our Consolidated Financial Statements and related Notes included in this Annual Report on Form 10-K. The results of operations for any quarter are not necessarily indicative of results that we may achieve for any subsequent periods.

	Three Months Ended
	Mar 31,	Jun 30,	Sep 30,	Dec 31,	Mar 31,	Jun 30,	Sep 30,	Dec 31,
	2006	2006	2006	2006	2007	2007	2007	2007
	(In thousands)
	(Unaudited)

Revenues
Commissions
U.S. high-grade(1)	$11,029	$10,975	$12,250	$13,498	$13,682	$14,532	$11,982	$12,345
European high-grade(2)	4,338	4,089	3,290	3,651	4,754	4,456	4,889	4,729
Other(3)	2,120	2,194	2,057	1,939	2,257	2,468	2,107	2,013

Total commissions	17,487	17,258	17,597	19,088	20,693	21,456	18,978	19,087
Information and user access fees(4)	1,359	1,323	1,426	1,369	1,354	1,468	1,535	1,520
License fees	281	214	247	124	239	329	90	30
Interest income(5)	962	1,084	1,266	1,283	1,222	1,258	1,332	1,430
Other(6)	251	243	238	216	257	793	263	309

Total revenues	20,340	20,122	20,774	22,080	23,765	25,304	22,198	22,376

Expenses
Employee compensation and benefits	10,283	10,498	10,483	10,814	11,503	11,010	10,258	10,280
Depreciation and amortization	1,685	1,637	1,703	1,703	1,911	1,879	1,686	1,694
Technology and communications	2,052	1,791	1,956	1,905	1,763	1,935	1,897	1,868
Professional and consulting fees	2,551	2,488	1,883	1,150	1,836	1,786	1,883	2,134
Occupancy	830	663	777	763	749	805	869	852
Marketing and advertising	378	477	338	576	353	530	481	541
General and administrative	1,162	1,182	1,404	1,580	1,181	1,320	1,481	1,907

Total expenses	18,941	18,736	18,544	18,491	19,296	19,265	18,555	19,276

Income before income taxes	1,399	1,386	2,230	3,589	4,469	6,039	3,643	3,100
Provision for income taxes	313	586	933	1,351	2,019	2,487	1,233	1,192

Net income	$1,086	$800	$1,297	$2,238	$2,450	$3,552	$2,410	$1,908

(1)	Of these amounts, $5,553, $5,417, $6,064, $6,667, $5,964, $6,177, $4,756 and $4,944, respectively, were from related parties.

(2)	Of these amounts, $1,878, $1,778, $1,401, $1,573, $1,355, $1,180, $1,235 and $1,191, respectively, were from related parties.

(3)	Of these amounts, $1,338, $1,447, $1,285, $1,175, $1,259, $1,335, $1,002 and $1,045, respectively, were from related parties.

(4)	Of these amounts, $270, $338, $290, $279, $186, $190, $218 and $204, respectively, were from related parties.

(5)	Of these amounts, $214, $279, $227, $287, $528, $386, $474 and $674, respectively, were from related parties.

(6)	Of these amounts, $134, $130, $125, $121, $102, $99, $150 and $101, respectively, were from related parties.

The following tables set forth trading volume and average fee per million traded for the eight quarters ended December 31, 2007.

	Three Months Ended
	Mar 31,	Jun 30,	Sep 30,	Dec 31,	Mar 31,	Jun 30,	Sep 30,	Dec 31,
	2006	2006	2006	2006	2007	2007	2007	2007
	(In billions)
	(Unaudited)

Trading Volume Data
U.S. high-grade— multi dealer	$40.6	$39.1	$44.6	$52.1	$55.9	$62.5	$37.3	$38.4
U.S. high-grade — single dealer	5.3	4.1	5.1	4.5	4.9	5.0	2.6	2.5

Total U.S. high-grade	45.9	43.2	49.7	56.6	60.8	67.5	39.9	40.9
European high-grade	24.0	22.8	18.7	22.1	28.3	23.8	14.8	10.6
Other	14.6	13.4	15.3	13.3	15.3	20.1	21.0	16.9

Total	$84.5	$79.4	$83.7	$92.0	$104.4	$111.4	$75.7	$68.4

	Three Months Ended
	March 31,	June 30,	Sept 30,	Dec 31,	March 31,	June 30,	Sept 30,	Dec 31,
	2006	2006	2006	2006	2007	2007	2007	2007
	(Unaudited)

Average Fee Per Million
U.S. high-grade
Total	$240	$254	$246	$239	$225	$215	$300	$302
Variable	$84	$81	$69	$77	$74	$75	$95	$105
European high-grade
Total	$181	$179	$176	$165	$168	$187	$330	$448
Variable	$181	$179	$176	$165	$168	$140	$99	$106
Other	$145	$164	$135	$145	$148	$123	$100	$121
All Products	$207	$217	$210	$208	$198	$193	$251	$279

Number of U.S. trading days	62	62	63	62	62	63	63	62
Number of U.K. trading days	64	60	64	63	64	61	64	64

Liquidity and Capital Resources

During the three years ended December 31, 2007, we have met our funding requirements through cash on hand and internally generated funds. Cash and cash equivalents and securities-available-for-sale totaled $118.1 million at December 31, 2005, $131.0 million at December 31, 2006 and $124.3 million at December 31, 2007. We have no long-term or short-term debt and do not maintain bank lines of credit.

On October 26, 2006, our Board of Directors authorized a stock repurchase program for up to $40.0 million of our common stock. Shares repurchased under the program will be held in treasury for future use. During 2007, we repurchased 2,452,214 shares at a purchase price of $34.6 million. A total of 2,642,214 shares have been repurchased at an aggregate cost of $37.2 million from the inception of the repurchase program through December 31, 2007.

Our cash flows were as follows for the years presented below:

	Year Ended December 31,
	2007	2006	2005
	(In thousands)

Net cash provided by operating activities	$29,120	$17,101	$16,908
Net cash (used in) provided by investing activities	(11,179)	4,231	(59,034)
Net cash (used in) provided by financing activities	(27,015)	2,818	2,709
Effect of exchange rate changes on cash	(215)	(339)	(46)

Net (decrease) increase for the period	$(9,289)	$23,811	$(39,463)

Operating Activities

Net cash provided by operating activities of $29.1 million for the year ended December 31, 2007 consisted of net income of $10.3 million, adjusted for non-cash charges, primarily consisting of depreciation and amortization of $7.2 million, stock-based compensation expense of $5.6 million and deferred taxes of $4.7 million and a decrease in working capital of $0.9 million.

Net cash provided by operating activities of $17.1 million for the year ended December 31, 2006 consisted of net income of $5.4 million, adjusted for non-cash charges, primarily consisting of depreciation and amortization of $6.7 million, stock-based compensation expense of $6.4 million, deferred taxes of $0.9 million and a provision for bad debts of $0.7 million. These non-cash charges were offset by an increase in cash used for working capital of $3.0 million.

Net cash provided by operating activities of $16.9 million for the year ended December 31, 2005 consisted of net income of $8.1 million, adjusted for non-cash charges, primarily consisting of depreciation and amortization of $5.6 million, stock-based compensation expense of $2.5 million and deferred taxes of $3.0 million. These non-cash charges were offset by an increase in cash used for working capital of $2.7 million.

Investing Activities

Net cash used in investing activities of $11.2 million for the year ended December 31, 2007 primarily consisted of the acquisition of TWS for $3.1 million, net purchases of securities-available-for-sale of $2.5 million, purchases of furniture, equipment and leasehold improvements of $1.5 million and capitalization of software development costs of $3.4 million.

Net cash provided by investing activities of $4.2 million for the year ended December 31, 2006 consisted of net proceeds of securities-available-for-sale of $11.0 million, offset by purchases of furniture, equipment and leasehold improvements of $2.7 million and capitalization of software development costs of $4.1 million.

Net cash used in investing activities of $59.0 million for the year ended December 31, 2005 consisted of net purchases of securities-available-for-sale of $60.0 million, purchases of furniture, equipment and leasehold improvements of $1.4 million and capitalization of software development costs of $3.4 million, offset by maturity of short-term investments of $5.8 million.

Financing Activities

Net cash used in financing activities of $27.0 million for the year ended December 31, 2007 primarily consisted of $34.6 million for the purchase of treasury stock, offset by proceeds from the exercise of stock options of $5.2 million and excess tax benefits from stock-based compensation of $2.2 million.

Net cash provided by financing activities of $2.8 million for the year ended December 31, 2006 consisted of proceeds from the exercise of stock options of $3.8 million and excess tax benefits from stock-based compensation of $1.7 million, offset by the purchase of treasury stock of $2.7 million.

Net cash provided by financing activities of $2.7 million for the year ended December 31, 2005 consisted of proceeds from the exercise of stock options of $2.7 million.

Other Factors Influencing Liquidity and Capital Resources

We are dependent on our broker-dealer clients, seven of which are also our stockholders, who are not restricted from buying and selling fixed-income securities, directly or through their own proprietary or third-party platforms, with institutional investors. None of our broker-dealer clients is contractually or otherwise obligated to continue to use our electronic trading platform. The loss of, or a significant reduction in the use of our electronic platform by, our broker-dealer clients could reduce our cash flows, affect our liquidity and have a material adverse effect on our business, financial condition and results of operations.

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

As of December 31, 2007, we had $13.1 million invested in municipal auction rate securities. Liquidity for these securities is typically provided by an auction process that resets the applicable interest rate at pre-determined intervals. Auctions for $11.0 million of these securities failed in February 2008 and, as a result, we were unable to liquidate these holdings. However, we believe that other cash, cash equivalents and securities balances are adequate to meet our liquidity requirements for expected growth and investment needs. All of the municipal auction rate securities that we hold are rated AAA by Standard & Poor’s and we do not believe that the value of these investments have been impaired.

We have two regulated subsidiaries, MarketAxess Corporation and MarketAxess Europe Limited. MarketAxess Corporation is a registered broker-dealer in the U.S. and MarketAxess Europe Limited is a registered multilateral trading facility in the U.K. As such, they are subject to minimum regulatory capital requirements imposed by their respective market regulators that are intended to ensure general financial soundness and liquidity based on certain minimum capital requirements. The U.S. and the U.K. regulations prohibit a registrant from repaying borrowings from its parent or affiliates, paying cash dividends, making loans to its parent or affiliates or otherwise entering into transactions that result in a significant reduction in its regulatory net capital position without prior notification to or approval from its principal regulator. The capital structures of our subsidiaries are designed to provide each with capital and liquidity consistent with its business and regulatory requirements. As of December 31, 2007, MarketAxess Corporation had net capital of $21.5 million, which was $20.3 million in excess of its required minimum net capital of $1.1 million. MarketAxess Europe Limited had financial resources, as defined by the FSA, of $17.1 million, which was $10.1 million in excess of its required financial resources of $7.0 million. We believe that MarketAxess Corporation and MarketAxess Europe Limited were required to maintain approximately $18.5 million and $8.0 million, respectively, in cash as of December 31, 2007 to support their minimum regulatory capital requirements.

In June 2006, our U.S. subsidiary, MarketAxess Corporation, commenced operating an anonymous matching service for its broker-dealer clients. MarketAxess Corporation executes bond trades on a riskless principal basis, which are cleared and settled by an independent clearing broker. The securities clearing agreement that MarketAxess Corporation maintains with the independent clearing broker commenced in December 2004. Under the securities clearing agreement, MarketAxess Corporation maintains a collateral deposit with the clearing broker in the form of cash or U.S. government securities. As of December 31, 2007, the collateral deposit included in securities and cash provided as collateral on the Consolidated Statements of Financial Condition was $0.5 million. MarketAxess Corporation is exposed to credit risk in the event a contra-party does not fulfill its obligation to complete a transaction. Pursuant to the terms of the securities clearing agreement between MarketAxess Corporation and the independent clearing broker, the clearing broker has the right to charge MarketAxess Corporation for losses resulting from a counterparty’s failure to fulfill its contractual obligations. The losses are not capped at a maximum amount and apply to all trades executed through the clearing broker. At December 31, 2007, MarketAxess Corporation had not recorded any liabilities with regard to this right. CDS transactions are conducted on the DealerAxess® platform on a name give-up basis and are directly settled between the two trading counterparties.

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

Contractual Obligations and Commitments

As of December 31, 2007 we had the following contractual obligations and commitments:

	Payments due by period
		Less than			More than
	Total	1 year	1-3 years	3-5 years	5 years
	(In thousands)

Operating leases	$11,061	$2,521	$3,916	$1,934	$2,690
Foreign currency forward contracts	21,890	21,890	—	—	—

	$32,951	$24,411	$3,916	$1,934	$2,690

As of December 31, 2007, we had unrecognized tax benefits of $2.7 million. Due to the nature of the underlying positions, it is not currently possible to schedule the future payment obligations by period.

Recent Accounting Pronouncements

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments” (“SFAS 155”). SFAS 155 is an amendment of SFAS No. 133 and SFAS No. 140. SFAS 155 permits companies to elect, on a deal-by-deal basis, to apply a fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation. SFAS 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. Adoption of SFAS 155 did not affect our Consolidated Financial Statements.

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets” (“SFAS 156”). SFAS 156 amends SFAS No. 140. SFAS 156 requires that all separately recognized servicing assets and servicing liabilities be initially measured at fair value. For subsequent measurements, SFAS 156 permits companies to choose between an amortization method or a fair value measurement method for reporting purposes. SFAS 156 is effective as of the beginning of a company’s first fiscal year that begins after September 15, 2006. Adoption of SFAS 156 did not affect our Consolidated Financial Statements.

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109” (“FIN 48”), which applies to all tax positions accounted for under SFAS 109. A “tax position” includes current or future reductions in taxable income reported or expected to be reported on a tax return. FIN 48 supplements SFAS 109 by defining the confidence level that a tax position must meet in order to be recognized in the financial statements. The interpretation requires that the tax effects of a position be recognized only if it is “more-likely-than-not” (greater than 50% likelihood) to be sustained based solely on its technical merits as of the reporting date. In making this assessment, a company must assume that the taxing authorities will examine the position. As a result of the implementation of FIN 48 effective January 1, 2007, we recognized an increase in deferred tax assets of $3.0 million related to previously unrecognized tax benefits, which was accounted for as an increase to Additional paid-in capital of $0.3 million and an increase in accrued expenses of $2.7 million.

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

In December 2007, the FASB issued SFAS No. 141 (revised), “Business Combinations” (“SFAS 141R”). The standard changes the accounting for business combinations, including the measurement of acquirer shares issued in consideration for a business combination, the recognition of contingent consideration, the accounting for pre-acquisition gain and loss contingencies, the recognition of capitalized in-process research and development, the accounting for acquisition-related restructuring cost accruals, the treatment of acquisition-related transaction costs and the recognition of changes in the acquirer’s income tax valuation allowance. SFAS 141R is effective for fiscal years beginning after December 15, 2008. We are currently evaluating the impact of SFAS 141R on our Consolidated Financial Statements.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an Amendment of ARB No. 51” (“SFAS 160”). SFAS 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. This statement is effective for fiscal years beginning after December 15, 2008. We do not expect SFAS 160 to have a material impact on our Consolidated Financial Statements.

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

As of December 31, 2007, we had a $51.6 million investment in securities available-for-sale. Adverse movements, such as a 10% decrease in the value of the securities underlying these positions or a downturn or disruption in the markets for these positions, could result in a substantial loss. In addition, principal gains and losses resulting from theses positions could on occasion have a disproportionate effect, positive or negative, on our financial condition and results of operations for any particular reporting period.

See Item 1A. Risk Factors, “Risks Related to Our Industry — Economic, political and market factors beyond our control could reduce demand for our services and harm our business, and our profitability could suffer.”

Interest Rate Risk

Interest rate risk represents our exposure to interest rate changes with respect to the money market instruments, U.S. Treasury obligations and short-term fixed-income securities in which we invest. As of December 31, 2007, our cash and cash equivalents and securities available-for-sale amounted to $124.3 million and was primarily invested in money market instruments, federal agency issues and municipal securities. We do not maintain an inventory of bonds that are traded on our platform.

Derivative Risk

Our limited derivative risk stems from our activities in the foreign currency forward contract market. We use this market to mitigate our U.S. dollar versus Pound Sterling exposure that arises from the activities of our U.K. subsidiaries. As of December 31, 2007, the notional value of our foreign currency forward contracts was $21.8 million. We do not speculate in any derivative instruments.

Credit Risk

In June 2006, we began executing riskless principal transactions between our broker-dealer clients through our subsidiary, MarketAxess Corporation. We act as an intermediary in these transactions by serving as counterparty to both the buyer and the seller in matching back-to-back bond trades, which are then settled through a third-party clearing organization. Settlement typically occurs within one to three trading days after the trade date. Cash settlement of the transaction occurs upon receipt or delivery of the underlying instrument that was traded.

We are exposed to credit risk in our role as trading counterparty to our broker-dealer clients executing bond trades on the DealerAxess® platform. We are exposed to the risk that third parties that owe us money, securities or other assets will not perform their obligations. These parties may default on their obligations to us due to bankruptcy, lack of liquidity, operational failure or other reasons. Adverse movements in the prices of securities that are the subject of these transactions can increase our risk. Where the unmatched position or failure to deliver is prolonged, there may also be regulatory capital charges required to be taken by us. The policies and procedures we use to manage this credit risk are new and untested. There can be no assurance that these policies and procedures will effectively mitigate our exposure to credit risk. CDS transactions are conducted on the DealerAxess® platform on a name give-up basis and directly settled between the two trading counterparties.

Item 8.	Financial Statements and Supplementary Data

MARKETAXESS HOLDINGS INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Management’s Report on Internal Control Over Financial Reporting	68
Audited Consolidated Financial Statements
Report of Independent Registered Public Accounting Firm	69
Consolidated Statements of Financial Condition — As of December 31, 2007 and 2006	70
Consolidated Statements of Operations — For the years ended December 31, 2007, 2006 and 2005	71
Consolidated Statements of Changes in Stockholders’ Equity and Accumulated Other Comprehensive Loss — For the years ended December 31, 2007, 2006 and 2005	72
Consolidated Statements of Cash Flows — For the years ended December 31, 2007, 2006 and 2005	73
Notes to Consolidated Financial Statements	74

The unaudited supplementary data regarding consolidated quarterly income statement data are incorporated by reference to the information set forth in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in the section captioned “Quarterly Results of Operations.”

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management of MarketAxess Holdings Inc. is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. The Company’s internal control over financial reporting includes those policies and procedures that:

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework.

Based on our assessment and those criteria, management concluded that the Company maintained effective internal control over financial reporting as of December 31, 2007.

The effectiveness of our internal control over financial reporting as of December 31, 2007 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
MarketAxess Holdings Inc.:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of MarketAxess Holdings Inc. and its subsidiaries at December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2007 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Management’s Report on Internal Control over Financial Reporting.” Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audit. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note 2 to the consolidated financial statements, the Company changed the manner in which it accounts for share-based compensation in 2006.

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

/s/  PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP
New York, New York
February 27, 2008

MARKETAXESS HOLDINGS INC.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	As of December 31
	2007	2006
	(In thousands, except share and per share amounts)

ASSETS
Cash and cash equivalents	$72,711	$82,000
Securities and cash provided as collateral	4,455	3,798
Securities available-for-sale	51,579	49,015
Accounts receivable, including receivables from related parties of $6,290 and $8,579, respectively, net of allowance of $912 and $752 as of December 31, 2007 and 2006, respectively	18,397	17,429
Furniture, equipment and leasehold improvements, net of accumulated depreciation and amortization	2,931	4,304
Software development costs, net of accumulated amortization	5,759	6,610
Goodwill and intangible assets, net of accumulated amortization	3,389	202
Prepaid expenses and other assets	1,938	2,019
Deferred tax assets, net	37,207	38,901

Total assets	$198,366	$204,278

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Accrued employee compensation	$14,311	$12,813
Deferred revenue	826	857
Accounts payable, accrued expenses, and other liabilities, including payables to related parties of $177 and $110 as of December 31, 2007 and 2006, respectively	8,832	5,323

Total liabilities	23,969	18,993

Commitments and Contingencies (Note 12)
Stockholders’ equity
Preferred stock, $0.001 par value, 5,000,000 shares authorized with no shares issued and outstanding as of December 31, 2007 and 2006	—	—
Common stock voting, $0.003 par value, 110,000,000 shares authorized as of December 31, 2007 and 2006; 33,082,371 shares and 29,409,537 shares issued as of December 31, 2007 and 2006, respectively	99	88
Common stock non-voting, $0.003 par value, 10,000,000 authorized as of December 31, 2007 and 2006; 2,585,654 shares and 3,125,379 shares issued and outstanding as of December 31, 2007 and 2006, respectively	9	11
Warrants, 0 and 2,379,396 authorized, issued and outstanding as of December 31, 2007 and 2006, respectively	—	11,658
Additional paid-in capital	289,988	265,030
Receivable for common stock subscribed	(834)	(1,042)
Treasury stock — Common stock voting, at cost, 2,642,714 shares and 190,500 shares as of December 31, 2007 and 2006, respectively	(37,227)	(2,653)
Accumulated deficit	(76,754)	(87,074)
Accumulated other comprehensive loss	(884)	(733)

Total stockholders’ equity	174,397	185,285

Total liabilities and stockholders’ equity	$198,366	$204,278

The accompanying notes are an integral part of these consolidated financial statements.

MARKETAXESS HOLDINGS INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2007	2006	2005
	(In thousands, except share and per share amounts)

Revenues
Commissions
U.S. high-grade, including $21,840, $23,701 and $24,513 from related parties for the years ended December 31, 2007, 2006 and 2005, respectively	$52,541	$47,752	$45,615
European high-grade, including $4,960, $6,630 and $7,047 from related parties for the years ended December 31, 2007, 2006 and 2005, respectively	18,828	15,368	14,078
Other, including $4,641, $5,295 and $5,027 from related parties for the years ended December 31, 2007, 2006 and 2005, respectively	8,845	8,310	7,225

Total commissions	80,214	71,430	66,918
Information and user access fees, including $798, $1,177 and $1,052 from related parties for the years ended December 31, 2007, 2006 and 2005, respectively	5,877	5,477	4,435
License fees	688	866	2,988
Investment income, including $2,062, $1,007 and $796 from related parties for the years ended December 31, 2007, 2006 and 2005, respectively	5,242	4,595	3,160
Other, including $452, $510, and $607 from related parties for the years ended December 31, 2007, 2006 and 2005, respectively	1,622	948	1,059

Total revenues	93,643	83,316	78,560

Expenses
Employee compensation and benefits	43,051	42,078	35,445
Depreciation and amortization	7,170	6,728	5,649
Technology and communications	7,463	7,704	7,401
Professional and consulting fees	7,639	8,072	9,355
Occupancy	3,275	3,033	2,365
Marketing and advertising	1,905	1,769	2,581
General and administrative, including $78, $64 and $59 to related parties for the years ended December 31, 2007, 2006 and 2005, respectively	5,889	5,328	4,203

Total expenses	76,392	74,712	66,999

Income before income taxes	17,251	8,604	11,561
Provision for income taxes	6,931	3,183	3,419

Net income	$10,320	$5,421	$8,142

Net income per common share
Basic	$0.32	$0.18	$0.29
Diluted	$0.30	$0.15	$0.23
Weighted average shares outstanding
Basic	32,293,036	30,563,437	28,156,505
Diluted	34,453,195	35,077,348	35,512,346

The accompanying notes are an integral part of these consolidated financial statements.

MARKETAXESS HOLDINGS INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY AND ACCUMULATED OTHER COMPREHENSIVE (LOSS)

							Treasury
		Common				Receivable	Stock		Accumulated
	Common	Stock		Additional		for Common	Common		Other	Total
	Stock	Non		Paid-In	Unearned	Stock	Stock	Accumulated	Comprehensive	Stockholders’
	Voting	Voting	Warrants	Capital	Compensation	Subscribed	Voting	Deficit	Loss	Equity
	(In thousands)

Balance at December 31, 2004	$69	$13	$24,047	$233,110	$—	$(1,042)	$—	$(100,637)	$(342)	$155,218
Comprehensive income:
Net income	—	—	—	—	—	—	—	8,142	—	8,142
Cumulative translation adjustment and foreign currency exchange hedge, net of tax	—	—	—	—	—	—	—	—	(46)	(46)
Unrealized net losses on securities available-for-sale, net of tax	—	—	—	—	—	—	—	—	(94)	(94)

Total comprehensive income										8,002
Stock-based compensation	—	—	—	1,446	—	—	—	—	—	1,446
Issuance of common stock related to exercise of stock options and grants of restricted stock	3	—	—	8,216	(2,634)	—	—	—	—	5,585
Earned compensation	—	—	—	—	613	—	—	—	—	613
Exercise of warrants	4	—	(6,354)	6,350	—	—	—	—	—	—

Balance at December 31, 2005	76	13	17,693	249,122	(2,021)	(1,042)	—	(92,495)	(482)	170,864
Comprehensive income:
Net income	—	—	—	—	—	—	—	5,421	—	5,421
Cumulative translation adjustment and foreign currency exchange hedge, net of tax	—	—	—	—	—	—	—	—	(327)	(327)
Unrealized net gains on securities available-for-sale, net of tax	—	—	—	—	—	—	—	—	76	76

Total comprehensive income										5,170
Stock-based compensation	3	—	—	6,432	—	—		—	—	6,435
Issuance of common stock related to exercise of stock options and grants of restricted stock	3	—	—	3,792	—	—	—	—	—	3,795
Excess tax benefits from stock-based compensation	—	—	—	1,674	—	—	—	—	—	1,674
Conversion from non-voting to voting common stock	2	(2)	—	—	—	—	—	—	—	—
Exercise of warrants	4	—	(6,035)	6,031	—	—	—	—	—	—
Purchase of treasury stock							(2,653)			(2,653)
Reclassification of unearned compensation related to implementation of SFAS 123R	—	—	—	(2,021)	2,021	—	—	—	—	—

Balance at December 31, 2006	88	11	11,658	265,030	—	(1,042)	(2,653)	(87,074)	(733)	185,285
Comprehensive income:
Net income	—	—	—	—	—	—	—	10,320	—	10,320
Cumulative translation adjustment and foreign currency exchange hedge, net of tax	—	—	—	—	—	—	—	—	(213)	(213)
Unrealized net gains on securities available-for-sale, net of tax	—	—	—	—	—	—	—	—	62	62

Total comprehensive income										10,169
Effect of adoption of FIN 48	—	—	—	324	—	—	—	—	—	324
Stock-based compensation	—	—	—	5,634	—	—	—	—	—	5,634
Issuance of common stock related to exercise of stock options and grants of restricted stock	2	—	—	5,189	—	—	—	—	—	5,191
Excess tax benefits from stock-based compensation	—	—	—	2,160	—	—	—	—	—	2,160
Conversion from non-voting to voting common stock	2	(2)	—	—	—	—	—	—	—	—
Exercise of warrants	7	—	(11,658)	11,651	—	—	—	—	—	—
Repayment of promissory notes	—	—	—	—	—	208	—	—	—	208
Purchase of treasury stock	—	—	—	—	—	—	(34,574)	—	—	(34,574)

Balance at December 31, 2007	$99	$9	$—	$289,988	$—	$(834)	$(37,227)	$(76,754)	$(884)	$174,397

The accompanying notes are an integral part of these consolidated financial statements.

MARKETAXESS HOLDINGS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2007	2006	2005
	(In thousands)

Cash flows from operating activities
Net income	$10,320	$5,421	$8,142
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,170	6,728	5,649
Stock-based compensation expense	5,634	6,432	2,507
Deferred taxes	4,696	903	2,976
Provision for bad debts	412	661	366
Changes in operating assets and liabilities, net of business acquired:
(Increase) in accounts receivable, including decreases (increases) of $2,289, ($1,828) and ($3,940) from related parties for the years ended December 31, 2007, 2006 and 2005, respectively	(1,362)	(3,294)	(786)
Decrease (increase) in prepaid expenses and other assets	81	855	(1,113)
Increase in accrued employee compensation	1,480	774	45
(Decrease) in deferred revenue	(97)	(460)	(2,091)
Increase (decrease) in accounts payable, accrued expenses and other liabilities, including increase (decrease) of $67, $22 and ($442) to related parties for the years ended December 31, 2007, 2006 and 2005, respectively	786	(919)	1,213

Net cash provided by operating activities	29,120	17,101	16,908

Cash flows from investing activities
Acquisition of business (Note 13)	(3,139)	—	—
Proceeds from maturities of short-term investments	—	—	5,797
Securities available-for-sale:
Proceeds from maturities and sales	46,242	91,127	57,274
Purchases	(48,722)	(80,110)	(117,324)
Securities held to maturity:
Proceeds from maturities	——	—	35,320
Purchases	—	—	(35,320)
Securities and cash provided as collateral	(657)	1	—
Purchases of furniture, equipment and leasehold improvements	(1,533)	(2,661)	(1,386)
Capitalization of software development costs	(3,370)	(4,126)	(3,395)

Net cash (used in) provided by investing activities	(11,179)	4,231	(59,034)

Cash flows from financing activities
Proceeds from the exercise of stock options and grants of restricted stock	5,191	3,797	2,709
Excess tax benefits from stock-based compensation	2,160	1,674	—
Repayment of promissory notes	208	—	—
Purchase of treasury stock — common stock voting	(34,574)	(2,653)	—

Net cash (used in) provided by financing activities	(27,015)	2,818	2,709

Effect of exchange rate changes on cash	(215)	(339)	(46)

Cash and cash equivalents
Net (decrease) increase for the period	(9,289)	23,811	(39,463)
Beginning of period	82,000	58,189	97,652

End of period	$72,711	$82,000	$58,189

Supplemental cash flow information:
Cash paid for income taxes	$246	$263	$215
Non-cash exercise of warrants and issuance of common stock	$11,658	$6,035	$6,354

The accompanying notes are an integral part of these consolidated financial statements.

MARKETAXESS HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization and Principal Business Activity

MarketAxess Holdings Inc. (the “Company”) was incorporated in the State of Delaware on April 11, 2000. Through its subsidiaries, the Company operates an electronic trading platform for corporate bonds and certain other types of fixed-income securities through which the Company’s active institutional investor clients can access the liquidity provided by its broker-dealer clients. The Company’s multi-dealer trading platform allows its institutional investor clients to simultaneously request competitive, executable bids or offers from multiple broker-dealers, and to execute trades with the broker-dealer of their choice. The Company offers its clients the ability to trade U.S. high-grade corporate bonds, European high-grade corporate bonds, credit default swaps, agencies, high yield and emerging markets bonds. The Company’s DealerAxess® trading service allows dealers to trade fixed-income securities and credit default swaps with each other on its platform. The Company also provides data and analytical tools that help its clients make trading decisions, connectivity solutions that facilitate the trading process by electronically communicating order information between trading counterparties and ancillary technology services.

The Company’s stockholder broker-dealer clients as of January 1, 2007 were Banc of America Securities, Bear Stearns, BNP Paribas, Credit Suisse, JPMorgan, Lehman Brothers and UBS. All of these broker-dealer clients constitute related parties of the Company (together, the “Stockholder Broker-Dealer Clients”). For 2006 and 2005, a total of nine dealers were considered to be Stockholder Broker-Dealer Clients. See Note 9, “Related Parties.”

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

Securities and Cash Provided as Collateral

Securities provided as collateral consist of U.S. government obligations and cash. Collectively, these amounts are used as collateral for standby letters of credit, as collateral for foreign currency forward contracts to hedge the Company’s net investments in certain foreign subsidiaries and as collateral for a broker-dealer clearance account.

Securities Available-for-Sale

The Company classifies its marketable securities as available-for-sale securities. Unrealized marketable securities gains and losses are reflected as a net amount under the caption of accumulated other comprehensive loss on the Consolidated Statements of Financial Condition. Realized gains and losses are recorded within the Consolidated Statements of Operations in other revenues. For the purpose of computing realized gains and losses, cost is determined on a specific identification basis.

The Company assesses whether an other-than-temporary impairment loss on the investments has occurred due to declines in fair value or other market conditions. Declines in fair values that are considered other-than-temporary are recorded as charges in the Consolidated Statements of Operations. No charges for other-than-temporary declines were recorded during 2007, 2006 and 2005.

MARKETAXESS HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The allowance for doubtful accounts was $0.9 million, $0.8 million and $0.4 million as of December 31, 2007, 2006 and 2005, respectively. The provision for bad debts was $0.4 million, $0.7 million and $0.4 million for the years ended December 31, 2007, 2006 and 2005, respectively. Write-offs and other charges against the allowance for doubtful accounts were $0.3 million, $0.3 million and $0.2 million for the years ended December 31, 2007, 2006 and 2005, respectively.

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

The Company enters into foreign currency forward contracts to hedge its net investment in its U.K. subsidiaries. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities,” gains and losses on these transactions are deferred and included in accumulated other comprehensive loss on the Consolidated Statements of Financial Condition.

Revenue Recognition

The majority of the Company’s revenues are derived from monthly distribution fees and commissions for trades executed on its platform that are billed to its broker-dealer clients on a monthly basis. The Company also derives revenues from information and user access fees, license fees, investment income and other income. Other income includes revenues from technology services.

Commissions are generally calculated as a percentage of the notional dollar volume of bonds traded on the platform and vary based on the type and maturity of the bond traded. Under the Company’s transaction fee plans,

MARKETAXESS HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

bonds that are more actively traded or that have shorter maturities are generally charged lower commissions, while bonds that are less actively traded or that have longer maturities generally command higher commissions.

The Company enters into agreements with its broker-dealer clients pursuant to which the Company provides access to its platform through a non-exclusive and non-transferable license. Broker-dealer clients generally pay an initial license fee, which is typically due and payable upon execution of the broker-dealer agreement. The initial license fee varies by agreement and at a minimum is intended to cover the initial set-up costs incurred to enable a broker-dealer to begin using the Company’s electronic trading platform. Revenue is recognized in the first three months of the agreement in the estimated amount of the set-up costs incurred (50% in the first month, 40% in the second month and 10% in the third month), and the remaining amount is deferred and recognized ratably over the initial term of the agreement, which is generally three years. The Company anticipates that license fees will be an insignificant source of revenues on a going-forward basis.

Revenues from contracts for technology integration consulting services are recognized on the percentage-of-completion method in accordance with Statement of Position 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts.” Percentage-of-completion accounting involves calculating the percentage of services provided during the reporting period compared to the total estimated services to be provided over the duration of the contract. If estimates indicate that a contract loss will occur, a loss provision is recorded in the period in which the loss first becomes probable and reasonably estimable. Contract losses are determined to be the amount by which the estimated direct and indirect costs of the contract exceed the estimated total revenues that will be generated by the contract. There were no contract loss provisions recorded as of December 31, 2007. Revenues recognized in excess of billings are recorded as unbilled services. Billings in excess of revenues recognized are recorded as deferred revenues until revenue recognition criteria are met.

Stock-Based Compensation

The Company measures and recognizes compensation expense for all share-based payment awards in accordance with SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”). This statement requires that compensation expense for all share-based awards be recognized based on their estimated fair values measured as of the grant date. These costs are recognized as an expense in the Consolidated Statements of Operations over the requisite service period, which is typically the vesting period, with an offsetting increase to additional paid-in capital. The Company adopted SFAS 123R using the modified prospective transition method, which required the application of the accounting standard as of January 1, 2006. In accordance with the modified prospective transition method, the Company’s Consolidated Financial Statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123R.

Prior to January 1, 2006, the Company accounted for stock-based employee compensation plans in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), as permitted by SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). In accordance with APB 25, the Company accounted for stock-based awards to employees and directors using the intrinsic value method. Had compensation expense for employee stock-based awards been determined based on the fair value at grant date consistent with SFAS 123R, for the year ended December 31, 2005, the Company would have reported net income of $6.8 million and basic and diluted EPS of $0.23 and $0.19, respectively. For purposes of computing the pro forma effect of adopting SFAS 123R, the Company used the Black-Scholes-Merton (“Black-Scholes”) option-pricing model to determine the per share weighted-average fair value for options granted.

The Company has used the long-method calculation, pursuant to SFAS 123R, to determine its additional paid-in-capital pool. As of December 31, 2007, the Company has calculated the additional paid-in-capital pool to be $3.5 million.

Prior to the adoption of SFAS 123R, the Company presented all tax benefits resulting from the exercise of stock options as operating cash flows in the Consolidated Statements of Cash Flows. SFAS 123R requires the cash flows

MARKETAXESS HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Business Combinations, Goodwill and Intangible assets

Business acquisitions are accounted for under the purchase method of accounting in accordance with SFAS No. 141, “Business Combinations.” The total cost of an acquisition is allocated to the underlying net assets based on their respective estimated fair values. The excess of the purchase price over the estimated fair values of the net assets acquired is recorded as goodwill. Determining the fair value of certain assets acquired and liabilities assumed is judgmental in nature and often involves the use of significant estimates and assumptions, including assumptions with respect to future cash flows, discount rates, growth rates and asset lives.

In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” goodwill and other intangibles with indefinite lives are no longer amortized. An impairment review of goodwill is performed on an annual basis and more frequently if circumstances change. Intangible assets with definite lives, including purchased technology and other intangible assets, are amortized on a straight-line basis over their estimated useful lives of five years. Intangible assets are assessed for impairment when events or circumstances indicate a possible impairment pursuant to the provisions of SFAS No. 144, “Accounting for Long Lived Assets and for Long Lived Assets to be Disposed Of.”

Earnings Per Share

Basic earnings per share (“EPS”) is computed by dividing the net income attributable to common stock by the weighted-average number of shares of common stock outstanding for the period. Diluted EPS is computed using the same method as basic EPS, but in the denominator, shares of common stock outstanding reflect the potential dilution that could occur if convertible securities or other contracts to issue common stock were converted into or exercised for common stock.

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

MARKETAXESS HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109” (“FIN 48”), which applies to all tax positions accounted for under SFAS 109. A “tax position” includes current or future reductions in taxable income reported or expected to be reported on a tax return. FIN 48 supplements SFAS 109 by defining the confidence level that a tax position must meet in order to be recognized in the financial statements. The interpretation requires that the tax effects of a position be recognized only if it is “more-likely-than-not” (greater than 50% likelihood) to be sustained based solely on its technical merits as of the reporting date. In making this assessment, a company must assume that the taxing authorities will examine the position. As a result of the implementation of FIN 48 effective January 1, 2007, the Company recognized an increase in deferred tax assets of $3.0 million related to previously unrecognized tax benefits, which was accounted for as an increase to Additional paid-in capital of $0.3 million and an increase in accrued expenses of $2.7 million. See Note 8, “Income Taxes.”

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

In December 2007, the FASB issued SFAS No. 141 (revised), “Business Combinations” (“SFAS 141R”). The standard changes the accounting for business combinations, including the measurement of acquirer shares issued in consideration for a business combination, the recognition of contingent consideration, the accounting for pre-acquisition gain and loss contingencies, the recognition of capitalized in-process research and development, the accounting for acquisition-related restructuring cost accruals, the treatment of acquisition-related transaction costs and the recognition of changes in the acquirer’s income tax valuation allowance. SFAS 141R is effective for fiscal years beginning after December 15, 2008. The Company is currently evaluating the impact of SFAS 141R on its Consolidated Financial Statements.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an Amendment of ARB No. 51” (“SFAS 160”). SFAS 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 is effective for fiscal years beginning after December 15, 2008. The Company does not expect SFAS 160 to have a material impact on its Consolidated Financial Statements.

Reclassifications

Certain reclassifications have been made to the prior years’ financial statements in order to conform to the current year presentation. Such reclassifications had no effect on previously reported net income.

MARKETAXESS HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3.	Net Capital Requirements and Customer Protection Requirements

One of the Company’s U.S. subsidiaries, MarketAxess Corporation, is a registered broker-dealer with the U.S. Securities Exchange Commission (“SEC”) and is a member of the Financial Industry Regulatory Authority (“FINRA”). Pursuant to the Uniform Net Capital Rule under the Securities Exchange Act of 1934, MarketAxess Corporation is required to maintain minimum net capital, as defined, equal to the greater of $5 thousand or 6 2/3% of aggregate indebtedness. A summary of MarketAxess Corporation’s capital requirements is as follows:

	Year Ended December 31,
	2007	2006
	(In thousands)

Net capital	$21,474	$14,982
Required net capital	(1,140)	(1,048)

Excess net capital	$20,334	$13,934

Ratio of aggregate indebtedness to net capital	0.80 to 1	1.05 to 1

MarketAxess Corporation claims exemption from SEC Rule 15c3-3, as it does not hold “customer securities” or “funds on account,” as defined therein.

One of the Company’s foreign subsidiaries, MarketAxess Europe Limited, is registered as a Multilateral Trading Facility with the Financial Services Authority (“FSA”) in the United Kingdom (“U.K.”). MarketAxess Europe is subject to certain financial resource requirements of the FSA. A summary of these financial resource requirements is as follows:

	Year Ended December 31,
	2007	2006
	(In thousands)

Financial resoures	$17,099	$14,882
Resource requirement	(6,977)	(4,372)

Excess financial resources	$10,122	$10,510

MarketAxess Corporation and MarketAxess Europe are subject to U.S. and U.K. regulations as a registered broker-dealer and Multilateral Trading Facility, respectively, which prohibit repayment of borrowings from the Company or affiliates, paying cash dividends, making loans to the Company or affiliates or otherwise entering into transactions that result in a significant reduction in regulatory net capital or financial resources, respectively, without prior notification to or approval from such regulated entity’s principal regulator.

MARKETAXESS HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.	Securities

The following is a summary of the Company’s securities-available-for-sale:

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In thousands)

As of December 31, 2007
Federal agency issues and municipal securities	$51,513	$78	$(11)	$51,579

Total securities available-for-sale	$51,513	$78	$(11)	$51,579

As of December 31, 2006
Federal agency issues and municipal securities	$48,036	$5	$(37)	$48,004
Corporate Bonds	1,010	1	—	1,011

Total securities available-for-sale	$49,046	$6	$(37)	$49,015

The following table summarizes the contractual maturities of securities available-for-sale:

	As of December 31,
	2007	2006
	(In thousands)

Less than one year	$37,564	$23,709
Due in 1–2 years	14,015	25,306

Total securities-available-for-sale	$51,579	$49,015

Proceeds from the maturities and sales of securities available-for-sale during 2007 and 2006 were $46.2 million and $91.1 million, respectively.

The fair value and continuous duration of gross unrealized losses on securities available-for-sale with unrealized losses as of December 31, 2007 and 2006 were as follows:

	Less than Twelve Months		Twelve Months or More		Total
	Estimated	Gross	Estimated	Gross	Estimated	Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(In thousands)

As of December 31, 2007
Federal agency issues and municipal securities	$—	$—	$4,540	$(11)	$4,540	$(11)
As of December 31, 2006
Federal agency issues and municipal securities	$12,215	$(7)	$20,811	$(30)	$33,026	$(37)

As of December 31, 2007, the Company had $13.1 million invested in municipal auction rate securities. Liquidity for these securities is typically provided by an auction process that resets the applicable interest rate at pre-determined intervals. Auctions for $11.0 million of these securities failed in February 2008. The Company does not believe that the value of these investments has been impaired.

MARKETAXESS HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5. Furniture, Equipment and Leasehold Improvements

Furniture, equipment and leasehold improvements, net, are comprised of the following:

	As of December 31,
	2007	2006
	(In thousands)

Computer hardware and related software	$16,523	$15,208
Office hardware	3,317	3,166
Furniture and fixtures	1,834	1,741
Leasehold improvements	2,226	2,221
Accumulated depreciation and amortization	(20,969)	(18,032)

Total furniture, equipment and leasehold improvements, net	$2,931	$4,304

During the years ended December 31, 2007, 2006 and 2005, depreciation and amortization expense was $2.9 million, $3.0 million and $2.8 million, respectively.

6.	Software Development Costs

Software development costs, net, are comprised of the following:

	As of December 31,
	2007	2006
	(In thousands)

Software development costs	$17,344	$13,977
Accumulated amortization	(11,585)	(7,367)

Total software development costs, net	$5,759	$6,610

During the years ended December 31, 2007, 2006 and 2005, software development costs totaling $3.4 million, $4.1 million and $3.4 million, respectively, were capitalized. Non-capitalized software costs and routine maintenance costs are expensed as incurred and are included in employee compensation and benefits and professional and consulting fees on the Consolidated Statements of Operations. During the years ended December 31, 2007, 2006 and 2005, amortization expense was $4.2 million, $3.7 million and $2.8 million, respectively.

7.	Intangible Assets and Goodwill

Intangible assets and goodwill principally relate to the preliminary allocation of purchase price associated with the acquisition of Trade West Systems, LLC (“TWS”). See Footnote 13, “Acquisition,” for additional disclosure. Intangible assets that are subject to amortization, including the related accumulated amortization, are comprised of the following as of December 31, 2007:

		Accumulated	Net Carrying
	Cost	Amortization	Amount
	(In thousands)

Technology	$770	$(26)	$744
Customer relationships	220	(4)	216
Tradename	70	(2)	68

Total	$1,060	$(32)	$1,028

Estimated amortization expense for intangible assets with definite lives is $0.2 million for each of the next five years.

MARKETAXESS HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Goodwill at December 31, 2007 and 2006 was $2.4 million and $0.2 million, respectively. During 2007, goodwill acquired in connection with the TWS acquisition was $2.2 million.

8.	Income Taxes

The provision for income taxes consists of the following:

	Year Ended December 31,
	2007	2006	2005
	(In thousands)

Current:
Federal	$—	$—	$—
State and local	81	(75)	228
Foreign	212	89	64

Total current provision	293	14	292

Deferred:
Federal	3,596	1,745	1,611
State and local	1,825	1,138	816
Foreign	1,217	286	700

Total deferred provision	6,638	3,169	3,127

Provision for income taxes	$6,931	$3,183	$3,419

Pre-tax income from U.S. operations was $13.0 million, $7.5 million and $8.3 million for the years ended December 31, 2007, 2006 and 2005, respectively. Pre-tax income from foreign operations was $4.3 million, $1.1 million and $3.3 million for the years ended December 31, 2007, 2006 and 2005, respectively.

The difference between the Company’s reported provision for income taxes and the amount computed by multiplying pre-tax income taxes by the U.S. federal statutory rate of 35% is as follows:

	Year Ended December 31,
	2007	2006	2005
	(In thousands)

U.S. federal tax at statutory rate	$6,037	$3,011	$4,047
State and local taxes — net of federal benefit	1,212	671	843
Stock compensation	191	457	—
Change in rate for deferred tax assets	537	255	1,754
Change in valuation allowance	—	(450)	(2,918)
Tax-exempt interest income	(909)	(755)	(308)
Tax credits	(533)	(498)	(342)
Other, net	396	492	343

Provision for income taxes	$6,931	$3,183	$3,419

MARKETAXESS HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

During 2007, 2006 and 2005 the Company reduced the income tax rate used for recording the deferred tax assets, resulting in a decrease in the deferred tax assets and an increase in tax expense of $0.5 million, $0.3 million and $1.7 million, respectively. The following is a summary of the Company’s net deferred tax assets:

	Year Ended December 31,
	2007	2006
	(In thousands)

Deferred tax assets
Net operating loss carryforwards
U.S	$28,130	$39,696
Foreign	2,330	3,112
Depreciation	1,065	647
Stock compensation expense	3,282	2,874
Warrant expense	—	5,210
Restructuring charges	877	1,005
Tax credits	3,236	2,703
Other	1,341	1,359

Total deferred tax assets	40,261	56,606
Valuation allowance	(623)	(14,768)

Net deferred tax assets	39,638	41,838
Deferred tax liabilities
Capitalized software development costs	(2,431)	(2,937)

Deferred tax assets, net	$37,207	$38,901

A summary of the Company’s net operating loss and tax credit carryforwards and their expiration dates is as follows:

	Tax Operating
Year of expiration	Losses	Tax Credits
	(In thousands)

U.S. carryforwards:
2012 to 2018	$—	$193
2019	992	92
2020	2,524	3
2021	35,018	—
2022	19,543	123
2023 to 2027	42,739	1,919

Total U.S. carryforwards	100,816	2,330
Credits with no expiration date		375
U.K. carryforwards (no expiration date)	8,321	531

Total	$109,137	$3,236

The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which the temporary differences become deductible. If it is not more likely than not that some portion or all of the gross deferred income tax assets will be realized in future years, a valuation allowance is recorded.

MARKETAXESS HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In 2000 and 2001, MarketAxess Holdings Inc. and MarketAxess Corporation had an ownership change within the meaning of Section 382 of the Internal Revenue Code. Net operating loss carryforwards of $39.2 million existed as of the date of ownership change. However, only $6.8 million is deemed utilizable and recognized in the net operating loss carryforward figure. In the first quarter of 2007, the Company experienced an ownership change within the meaning of Section 382 of the Internal Revenue Code. The Company does not believe that this ownership change significantly impacts the ability to utilize existing net operating loss carryforwards. In addition, the Company’s net operating loss and tax credit carryforwards may be subject to additional annual limitations if there is a 50% or greater change in the Company’s ownership, as determined over a rolling three-year period.

During the years ended December 31, 2006 and 2005, the Company reduced the valuation allowance by $0.5 million and $2.9 million, respectively, based on management’s current assessment of the factors impacting the valuation allowance previously recorded. Such factors included management’s expectation of continuing future profitable operations and judgment concerning future utilization of certain net operating losses that are subject to Section 382 limitations prior to their expiration. In accordance with FIN 48, certain deferred tax assets aggregating $14.1 million were no longer recognized and the related valuation allowance was reversed effective January 1, 2007. As of December 31, 2007, the valuation allowance relates to certain tax credit and charitable contribution carryforwards that are not expected to be realized. The rollforward of the valuation allowance is as follows:

	Year Ended December 31,
	2007	2006
	(In thousands)

Valuation allowance at beginning of period	$14,768	$15,218
Increase (decrease) to valuation allowance attributable to:
Net operating losses	(14,105)	(330)
Temporary differences	(40)	97
Tax credits	—	(217)

Valuation allowance at end of period	$623	$14,768

The Company or one of its subsidiaries files U.S. federal, state and foreign income tax returns. With the exception of New York and Connecticut state tax returns, all U.S. federal, state and U.K. income tax returns have not been subject to audit. The Company’s New York State franchise tax returns for 2000 through 2003 are currently under examination. The Company cannot estimate when the examination will conclude. During 2007, an examination of the New York City tax returns for 2001 to 2003 concluded with no adjustments. In addition, an examination of the Company’s Connecticut income tax returns for 2003 and 2004 concluded in 2007 resulting in a payment of taxes and interest aggregating $0.1 million.

As a result of the implementation of FIN 48 effective January 1, 2007, the Company recognized an increase in deferred tax assets of $3.0 million related to previously unrecognized tax benefits, which was accounted for as an increase to additional paid-in capital of $0.3 million and an increase in accrued expenses of $2.7 million. If recognized, this entire amount would impact the effective tax rate. A reconciliation of the unrecognized tax benefits is as follows (in thousands):

Balance at January 1, 2007	$2,685
Additions for tax positions of prior years	88
Reductions of tax positions of prior years	(7)
Settlements	(81)

Balance at December 31, 2007	$2,685

The Company recognizes interest and penalties related to unrecognized tax benefits in general and administrative expenses in the Consolidated Statements of Operations. As of the adoption date of FIN 48, accrued interest

MARKETAXESS HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

and penalties associated with any unrecognized tax benefits were zero. Interest expense recognized for the year ended December 31, 2007 was $30 thousand.

9.	Related Parties

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

	As of December 31,
	2007	2006
	(In thousands)

Cash and cash equivalents	$71,598	$33,050
Securities and cash provided as collateral	3,955	3,298
Accounts receivable	6,290	8,579
Accounts payable, accrued expenses and other liabilities	177	110

	Year Ended December 31,
	2007	2006	2005
	(In thousands)

Commissions	$31,442	$35,626	$36,588
Information and user access fees	798	1,177	1,052
Investment income	2,062	1,007	796
Other income	452	510	607
General and administrative	207	64	59

As of December 31, 2007 and 2006, the Company had loans and interest receivable due from the Chief Executive Officer of $1.2 million and $1.4 million, respectively, which are described in more detail in Footnote 10, “Stockholders’ Equity.” The accrued interest on the loans is recorded in accounts receivable and the principal amount is recorded as a receivable for common stock subscribed in stockholders’ equity on the Consolidated Statements of Financial Condition. During 2007, principal and interest payments aggregating $0.3 million were received.

10.	Stockholders’ Equity

Common Stock

As of December 31, 2007 and 2006, the Company had 110,000,000 authorized shares of voting common stock and 10,000,000 authorized shares of non-voting common stock. Voting common stock entitles the holder to one vote per share of common stock held.

Non-voting common stock is convertible on a one-for-one basis into shares of voting common stock at any time subject to a limitation on conversion to the extent such conversion would result in a stockholder, together with its affiliates, owning more than 9.99% of the outstanding shares of common stock. During 2007 and 2006, a total of 539,725 shares and 1,275,951 shares, respectively, of non-voting common stock were converted to voting common stock.

MARKETAXESS HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In October 2006, the Board of Directors of the Company authorized a share repurchase program for up to $40.0 million of the Company’s common stock. Shares repurchased under the program will be held in treasury for future use. During 2007 and 2006, a total of 2,452,214 shares and 190,500 shares were repurchased at a cost of $34.6 million and $2.7 million, respectively. A total of 2,642,714 shares have been repurchased at an aggregate cost of $37.2 million from the inception of the repurchase program through December 31, 2007. The share repurchase program was completed in January 2008.

Common Stock Subscribed

In 2001, the Company awarded 289,581 shares to the Company’s Chief Executive Officer at $3.60 per share, which vested over a three-year period. The common stock subscribed was issued in 2001 in exchange for four eleven-year promissory notes that bear interest at the applicable federal rate and are collateralized by the subscribed shares.

Warrants

In April 2000, the Board of Directors initiated a warrant program that commenced on February 1, 2001. Under this program, the Company reserved for issuance 5,000,002 shares of common stock. The warrants were issued to holders of Series A, C, E and I redeemable convertible preferred stock (the “Warrant Holders”). The Warrant Holders were entitled to purchase shares of common stock from the Company at an exercise price of $.003. There are no warrants outstanding as of December 31, 2007.

The warrants were issued to the Warrant Holders at the time that they made an equity investment in the Company. Allocations were based on each broker-dealer client’s respective commissions as a percentage of the total commissions from the six participating Warrant Holders, calculated on a quarterly basis. The final share allocations under the warrant program occurred on March 1, 2004. Shares allocated under the warrant program were expensed on a quarterly basis at fair market value in accordance with SFAS 123.

During the year ended December 31, 2005, two Stockholder Broker-Dealer Clients converted 1,325,602 warrants into 1,325,249 shares of common stock through non-cash exercises. During the year ended December 31, 2006, two Stockholder Broker-Dealer Clients converted 1,295,004 warrants into 1,294,849 shares of common stock through non-cash exercises. During the year ended December 31, 2007, two Stockholder Broker-Dealer Clients converted 2,379,200 warrants into 2,378,764 shares of common stock through non-cash exercises. The exercise of warrants during 2007 and prior years resulted in an unrecognized deferred tax asset of $18.3 million that will be recorded as an increase to additional paid-in-capital once the tax benefit serves to reduce taxes payable in future years.

In March 2001, in connection with the acquisition of Trading Edge, Inc. (“Trading Edge”), the Company also assumed warrants issued by Trading Edge, which were converted into warrants exercisable to purchase 7,967 shares of the Company’s common stock. During the year ended December 31, 2005, these warrants expired unexercised.

MARKETAXESS HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company’s warrant activity is summarized as follows:

		Weighted-Average
	Shares	Exercise Price

Outstanding at December 31, 2004	5,007,969	$0.211
Expired	(7,967)	$130.650
Exercised	(1,325,602)	$0.003

Outstanding at December 31, 2005	3,674,400	$0.003
Exercised	(1,295,004)	$0.003

Outstanding at December 31, 2006	2,379,396	$0.003
Exercised	(2,379,396)	$0.003

Outstanding at December 31, 2007	—

11.	Stock-Based Compensation Plans

The Company has three stock incentive plans which provide for the grant of stock options, stock appreciation rights, restricted stock, performance shares, performance units, or other stock-based awards as incentives and rewards to encourage employees, consultants and non-employee directors to participate in the long-term success of the Company. On June 7, 2006, stockholder approval was obtained for an amendment and restatement of the 2004 Stock Incentive Plan to, among other things, increase the number of shares authorized for issuance under the plan from 3,084,802 to 9,754,802 shares. As of December 31, 2007, there were 6,141,765 shares available for grant under the stock incentive plans.

Total stock-based compensation expense was as follows:

	Year Ended December 31,
	2007	2006	2005
	(In thousands)

Employee:
Stock options	$3,045	$3,737	$1,446
Restricted stock	2,103	2,140	613

	5,148	5,877	2,059

Non-employee directors and consultants:
Stock options	153	277	185
Restricted stock	333	278	263

	486	555	448

Total stock-based compensation	$5,634	$6,432	$2,507

The Company records stock-based compensation expense for employees in employee compensation and benefits and for non-employee directors and consultants in general and administrative expenses in the Consolidated Statements of Operations.

Stock Options

The exercise price of each option granted is equal to the market price of the Company’s common stock on the date of grant. Generally, option grants have provided for vesting over a three-year period, with one-third vesting after one year from the grant date and the remaining two-thirds vesting on an equal monthly basis over the remaining two-year period. Options expire ten years from the date of grant.

MARKETAXESS HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The fair value of each option award is estimated on the date of grant using the Black-Scholes closed-form model. The Company believes that the use of the Black-Scholes model meets the fair value measurement objectives of SFAS 123R and reflects all substantive characteristics of the instruments being valued. The determination of fair value of share-based payment awards on the date of grant using an option-pricing model is affected by the Company’s stock price as well as assumptions regarding a number of highly complex and subjective variables, including the expected stock price volatility over the term of the awards, the risk-free interest rate and the expected term. Expected volatilities are based on historical volatility of the Company’s stock and a peer group. The risk-free interest rate is based on U.S. Treasury securities with a maturity value approximating the expected term of the option. The expected term represents the period of time that options granted are expected to be outstanding based on actual and projected employee stock option exercise behavior and was increased from four years to five years in May 2006.

The following table represents the assumptions used for the Black-Scholes option-pricing model to determine the per share weighted-average fair value for options granted for the years ended December 31, 2007, 2006 and 2005:

	2007	2006	2005

Weighted-Average Expected Life (years)	5.0	4.6	3.0
Weighted-Average Risk-Free Interest Rate	4.7%	4.7%	3.6%
Weighted-Average Expected Volatility	44.6%	41.8%	20.7%
Weighted-Average Fair Value per Option Granted	$6.02	$4.45	$2.71

The following table reports stock option activity during the three years ended December 31, 2007 and the intrinsic value as of December 31, 2007:

			Remaining
	Number of	Weighted-Average	Contractual
	Shares	Exercise Price	Term	Intrinsic Value
				(In thousands)

Outstanding at December 31, 2004	4,907,582	$5.17
Granted	1,400,750	$13.70
Canceled	(211,902)	$13.04
Exercised	(927,623)	$2.92

Outstanding at December 31, 2005	5,168,807	$7.56
Granted	2,297,150	$10.87
Canceled	(983,981)	$10.98
Exercised	(768,116)	$4.94

Outstanding at December 31, 2006	5,713,860	$8.65
Granted	638,500	$13.26
Canceled	(550,947)	$11.55
Exercised	(774,521)	$7.76		$5,736

Outstanding at December 31, 2007	5,026,892	$9.05	6.9	$21,064

Exercisable at December 31, 2007	3,470,657	$7.88	6.0	$18,967

The intrinsic value is the amount by which the closing price of the Company’s common stock on December 31, 2007 of $12.83 or the price on the day of exercise exceeds the exercise price of the stock options multiplied by the number of shares. As of December 31, 2007, there was $6.6 million of total unrecognized compensation cost related to non-vested stock options. That cost is expected to be recognized over a weighted-average period of 1.6 years.

MARKETAXESS HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Restricted Stock

Shares of restricted stock generally vest over a period of three years. Certain grants vest after five years, but contain provisions that allow for accelerated vesting over a shorter term if defined performance criteria are met. Compensation expense is measured at the grant date and recognized ratably over the vesting period. The Company considers the likelihood of meeting the performance criteria in determining the amount to expense on a periodic basis.

The following table reports restricted stock activity during the three years ended December 31, 2007:

		Weighted-
		Average
	Number of	Grant Date Fair
	Restricted Shares	Value

Outstanding at January 1, 2005	—
Granted	215,000
Canceled	(8,500)
Vested	(17,500)

Outstanding at December 31, 2005	189,000	$14.86
Granted	869,000
Canceled	(102,497)
Vested	(74,909)

Outstanding at December 31, 2006	880,594	$12.29
Granted	96,642
Canceled	(54,498)
Vested	(215,735)

Outstanding at December 31, 2007	707,003	$12.69

As of December 31, 2007, there was $7.0 million of total unrecognized compensation expense related to non-vested restricted stock. That cost is expected to be recognized over a weighted-average period of 1.5 years.

12.	Commitments and Contingencies

The Company leases office space and equipment under non-cancelable lease agreements expiring at various dates through 2015. These leases are subject to escalation based on certain costs incurred by the landlord. Minimum rental commitments under such leases, net of sublease income, are as follows:

Year Ending December 31,	Minimum Rentals
(In thousands)

2008	$2,521
2009	2,529
2010	1,387
2011	999
2012	935
2013 and thereafter	2,690

The rental expense for the years ended December 31, 2007, 2006 and 2005 was $2.2 million, $2.5 million and $1.8 million, respectively, which is included in occupancy expense in the Consolidated Statements of Operations. Rental expense has been recorded based on the total minimum lease payments after giving effect to rent abatement and concessions, which are being amortized on a straight-line basis over the life of the lease, and sublease income.

MARKETAXESS HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company has entered into a sublease agreement on one of its leased properties through the April 2011 lease termination date. A loss on the sublease was recorded in 2001. The sublease loss accrual at December 31, 2007 and 2006 was $0.7 million and $0.9 million, respectively.

The Company is contingently obligated for standby letters of credit that were issued to landlords for office space. The Company uses a U.S. government obligation as collateral for these standby letters of credit. This collateral is included with securities and cash provided as collateral on the Consolidated Statements of Financial Condition and had a fair market value as of December 31, 2007 and 2006 of $3.3 million.

In June 2006, MarketAxess Corporation commenced operating an anonymous matching service for its broker-dealer clients. MarketAxess Corporation executes bond trades on a riskless principal basis, which are cleared and settled by an independent clearing broker. The securities clearing agreement that MarketAxess Corporation maintains with the independent clearing broker commenced in December 2004. Under the securities clearing agreement, MarketAxess Corporation maintains a collateral deposit with the clearing broker in the form of cash or U.S. government securities. As of December 31, 2007 and 2006, the collateral deposit included in securities and cash provided as collateral on the Consolidated Statements of Financial Condition was $0.5 million. MarketAxess Corporation is exposed to credit risk in the event a contra-party does not fulfill its obligation to complete a transaction. Pursuant to the terms of the securities clearing agreement between MarketAxess Corporation and the independent clearing broker, the clearing broker has the right to charge MarketAxess Corporation for losses resulting from a counterparty’s failure to fulfill its contractual obligations. The losses are not capped at a maximum amount and apply to all trades executed through the clearing broker. At December 31, 2007, MarketAxess Corporation had not recorded any liabilities with regard to this right.

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

In January 2007, two former employees commenced arbitration proceedings against MarketAxess Corporation before FINRA arising out of the expiration of certain vested and unvested stock options and unvested restricted shares issued to them. In April 2007, one of those former employees brought a separate FINRA arbitration against MarketAxess Holdings Inc. based on the same claim he had filed against MarketAxess Corporation. The arbitrations brought by that employee against both MarketAxess Corporation and MarketAxess Holdings Inc. have been consolidated before FINRA. The claims made by these two former employees total $4.5 million plus interest.

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

MarketAxess Corporation answered both arbitration claims brought against it. The Company has vigorously defended the claims brought against both MarketAxess Corporation and MarketAxess Holdings Inc. Based on currently available information, management believes that the likelihood of a material loss is not probable. Accordingly, no amounts have been provided in the accompanying financial statements. However, arbitration is subject to inherent uncertainties and unfavorable rulings could occur.

MARKETAXESS HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

13.	Acquisition

In November 2007, the Company acquired certain assets and assumed certain obligations of TWS, a Utah-based financial software and technology services provider focused on providing gateway adapters for connecting order management systems and trading systems to fixed-income trading venues, for $3.0 million in cash and 64,642 shares of the Company’s common stock. The shares of common stock issued in connection with the TWS acquisition have been characterized as compensation expense and, accordingly, are not included in the purchase price. Stock compensation expense totaling $1.0 million will be recognized over the vesting period. One-half of these shares vest on January 1, 2009 and the balance vest on January 1, 2010. The acquisition of TWS did not have a material impact on the Company’s Consolidated Financial Statements. The Company has completed a preliminary allocation of the purchase price to the fair value of assets acquired and liabilities assumed at the date of acquisition. It is possible that the purchase price allocation will be adjusted upon finalization of the accounting for the acquired assets. The preliminary purchase price allocation is as follows (in thousands):

Purchase price	$3,000
Acquisition costs	139

Total purchase price	$3,139

Accounts receivable and other assets	$27
Amortizable intangibles	1,060
Goodwill	2,159
Accounts payable, accrued expenses and deferred revenue	(107)

Total purchase price	$3,139

14.	Segment Information

As an electronic multi-dealer platform for the trading of fixed-income securities, the Company’s operations constitute a single business segment pursuant to SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information.” Because of the highly integrated nature of the financial markets in which the Company competes and the integration of the Company’s worldwide business activities, the Company believes that results by geographic region or client sector are not necessarily meaningful in understanding its business.

15.  Earnings Per Share

A reconciliation of basic to diluted weighted average shares of common stock is as follows:

	Year Ended December 31,
	2007	2006	2005
	(In thousands, except share and per share amounts)

Net income	$10,320	$5,421	$8,142

Common stock — voting	29,572,451	26,764,640	23,755,175
Common stock — non-voting	2,720,585	3,798,797	4,401,330

Basic weighted average shares outstanding	32,293,036	30,563,437	28,156,505

Basic earnings per share	$0.32	$0.18	$0.29

Weight average shares oustanding	32,293,036	30,563,437	28,156,505
Effect of dilutive shares:
Warrants	579,732	3,026,800	4,762,321
Stock options and restricted stock	1,580,427	1,487,111	2,593,520

Diluted weighted average shares outstanding	34,453,195	35,077,348	35,512,346

Diluted earnings per share	$0.30	$0.15	$0.23

MARKETAXESS HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Stock options and restricted stock totaling 719,921 shares, 2,231,578 shares and 1,670,373 shares for the years ended December 31, 2007, 2006 and 2005, respectively, were excluded from the computation of diluted earnings per share because their effect would have been antidilutive.

16.	Accounting for Foreign Currency Forward Contracts and Hedging Activities

The Company enters into foreign currency forward contracts with a non-controlling stockholder to hedge its exposure to variability in foreign currency cash flows resulting from the net investments in its U.K. subsidiaries. The Company assesses each foreign currency forward contract to ensure that it is highly effective at reducing the exposure being hedged. The Company designates each foreign currency forward contract as a hedge, assesses the risk management objective and strategy, including identification of the hedging instrument, the hedged item and the risk exposure and how effectiveness is to be assessed prospectively and retrospectively. These hedges are for a one-month or three-month period and are used to limit exposure to foreign currency exchange rate fluctuations. Gains or losses on foreign currency forward contracts designated as hedges are included in accumulated other comprehensive loss on the Consolidated Statements of Financial Condition.

A summary of the foreign currency forward contracts is as follows:

	Year Ended December 31,
	2007	2006	2005
	(In thousands)

Notional value	$21,801	$17,419	$13,632
Fair value of notional	21,890	17,381	13,538

17.	Retirement Savings Plan

The Company, through its U.S. and U.K. subsidiaries, offers its employees the opportunity to invest in defined contribution plans. For the years ending December 31, 2007, 2006 and 2005, the subsidiaries contributed $0.6 million, $0.3 million and $0.1 million, respectively, to the plans.

18.	Customer Concentration

During the years ended December 31, 2007, 2006 and 2005, no single broker-dealer client accounted for more than 10% of total revenue.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures.  Our management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our “disclosure controls and procedures,” as that term is defined in Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of December 31, 2007. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective to ensure that information required to be disclosed by MarketAxess in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and to ensure that information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

(b) Management’s Annual Report on Internal Control Over Financial Reporting.  See Item 8 of this Annual Report on Form 10-K.

(c) Attestation Report of the Independent Registered Public Accounting Firm.  See Report of Independent Registered Public Accounting Firm included in Item 8 of this Annual Report on Form 10-K.

(d) Changes in Internal Control Over Financial Reporting.  There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2007 identified in connection with the evaluation thereof by our management, including the Chief Executive Officer and Chief Financial Officer, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this item is incorporated herein by reference to the sections entitled “Proposal 1 — Election of Directors” and “Executive Compensation — Section 16 (a) Beneficial Ownership Reporting Compliance” in the Company’s definitive Proxy Statement (the “Proxy Statement”) for the Annual Meeting of Stockholders to be held in the second quarter of 2008. The Company intends to file the Proxy Statement within 120 days after the end of its fiscal year (i.e., on or before April 29, 2008). The Company’s Code of Conduct applicable to directors and all employees, including senior financial officers, is available on the Company’s website at www.marketaxess.com. If the Company makes any amendments to its Code of Conduct that is required to be disclosed pursuant to the Exchange Act, the Company will make such disclosures on its website.

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

The following table provides certain information regarding common stock authorized for issuance under the Company’s equity compensation plans as of December 31, 2007.

			Number of Securities
			Remaining Available for
	Number of Securities		Future Issuance under
	to be Issued upon	Weighted-Average	Equity Compensation
	Exercise of	Exercise Price of	Plans (Excluding
	Outstanding Options,	Outstanding Options,	Securities Reflected
	Warrants and Rights	Warrants and Rights	in Column (a))
Plan Category	(a)	(b)	(c)

Equity compensation plans approved by stockholders(1)	4,138,003	$10.42	6,141,765
Equity compensation plans not approved by stockholders(2)	888,889	$2.70	—

Total	5,026,892	$9.05	6,141,765

(1)	These plans consist of the Company’s 2004 Stock Incentive Plan (Amended and Restated Effective April 28, 2006), 2001 Stock Incentive Plan and 2000 Stock Incentive Plan.

(2)	Represents the grant of a stock option made in February 2003 to a senior officer. This option is now fully vested.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

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

(b) Exhibit Listing

Number		Description

3.1		Intentionally omitted
3	.2*	Amended and Restated Certificate of Incorporation
3.3		Intentionally omitted
3	.4*	Amended and Restated Bylaws
4	.1*	Specimen Common Stock certificate
4	.2*	Sixth Amended and Restated Registration Rights Agreement
4	.3*	Intentionally omitted
4	.4*	See Exhibits 3.2 and 3.4 for provisions defining the rights of holders of common stock and non-voting common stock of the registrant
10	.1*	Employment Agreement, dated as of May 3, 2004, by and between MarketAxess Holdings Inc. and Richard M. McVey#
10	.2(a)*	Restricted Stock Purchase Agreement, dated as of June 11, 2001, by and between MarketAxess Holdings Inc. and Richard M. McVey#
10	.2(b)*	Full Recourse Secured Promissory Note, dated June 11, 2001, by Richard M. McVey in favor of MarketAxess Holdings Inc.#
10	.2(c)*	Non-Recourse Secured Promissory Note, dated June 11, 2001, by Richard M. McVey in favor of MarketAxess Holdings Inc.#
10	.2(d)*	Stock Pledge Agreement, dated as of June 11, 2001, by and between MarketAxess Holdings Inc. and Richard M. McVey#
10	.2(e)*	Restricted Stock Purchase Agreement, dated as of July 1, 2001, by and between MarketAxess Holdings Inc. and Richard M. McVey#
10	.2(f)*	Full Recourse Secured Promissory Note, dated July 1, 2001, by Richard M. McVey in favor of MarketAxess Holdings Inc.#
10	.2(g)*	Non-Recourse Secured Promissory Note, dated July 1, 2001, by Richard M. McVey in favor of MarketAxess Holdings Inc.#
10	.2(h)*	Stock Pledge Agreement, dated as of July 1, 2001, by and between MarketAxess Holdings Inc. and Richard M. McVey#
10	.3*	Stock Option Agreement, dated February 7, 2003, by and between MarketAxess Holdings Inc. and Richard M. McVey#
10.4		Intentionally omitted
10.5		Intentionally omitted
10	.6*	MarketAxess Holdings Inc. Amended and Restated 2000 Stock Incentive Plan#
10	.7*	MarketAxess Holdings Inc. Amended and Restated 2001 Stock Incentive Plan#
10	.8*	Amendment No. 1 to the MarketAxess Holdings Inc. Amended and Restated 2001 Stock Incentive Plan#
10	.9*	Amendment to the MarketAxess Holdings Inc. 2001 and 2000 Stock Incentive Plans#
10	.10(a)	MarketAxess Holdings Inc. 2004 Stock Incentive Plan (amended and restated effective April 28, 2006)# (incorporated by reference to Appendix A to the registrant’s Proxy Statement for its Annual Meeting for Stockholders held on June 7, 2006, filed on May 1, 2006)
10	.10(b)	Form of Incentive Stock Option Agreement pursuant to the MarketAxess Holdings Inc. 2004 Stock Incentive Plan (amended and restated effective April 28, 2006)# (incorporated by reference to Appendix B to the registrant’s Proxy Statement for its Annual Meeting of Stockholders held on June 7, 2006, filed on May 1, 2006)

Number		Description

10	.10(c)	Form of Non Qualified Stock Option Agreement pursuant to the MarketAxess Holdings Inc. 2004 Stock Incentive Plan (amended and restated effective April 28, 2006)# (incorporated by reference to Appendix C to the registrant’s Proxy Statement for its Annual Meeting of Stockholders held on June 7, 2006, filed on May 1, 2006)
10	.11*	MarketAxess Holdings Inc. 2004 Annual Performance Incentive Plan#
10	.12*	Form of Indemnification Agreement
10.13		Restricted Stock Agreement Pursuant to MarketAxess Holdings Inc. 2004 Stock Incentive Plan, dated as of January 31, 2006, by and between MarketAxess Holdings Inc. and Richard M. McVey# (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K dated March 30, 2006)
10.14		Offer Letter dated August 21, 2006 between MarketAxess Holdings Inc. and T. Kelley Millet# (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K dated September 12, 2006)
10.15		Stock Option Agreement dated September 13, 2006 between MarketAxess Holdings Inc. and T. Kelley Millet# (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K dated September 13, 2006)
10.16		Restricted Stock Agreement dated September 13, 2006 between MarketAxess Holdings Inc. and T. Kelley Millet# (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K dated September 13, 2006)
10.17		Form of Performance Share Award Agreement for Messrs. McVey and Millet pursuant to the MarketAxess Holdings Inc. 2004 Stock Incentive Plan (as amended and restated effective April 28, 2006)# (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K dated January 15, 2008)
10.18		Form of Performance Share Award Agreement for Employees Other Than Messers. McVey and Millet pursuant to the MarketAxess Holdings Inc. 2004 Stock Incentive Plan (as amended and restated effective April 28, 2006)# (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K dated January 15, 2008)
10.19		Form of Restricted Stock Agreement pursuant to the MarketAxess Holdings Inc. 2004 Stock Incentive Plan (as amended and restated effective April 28, 2006)# (incorporated by reference to Exhibit 10.3 to the registrant’s Current Report on Form 8-K dated January 15, 2008)
10.20		Form of Incentive Stock Option Agreement pursuant to the MarketAxess Holdings Inc. 2004 Stock Incentive Plan (as amended and restated effective April 28, 2006)# (incorporated by reference to Exhibit 10.4 to the registrant’s Current Report on Form 8-K dated January 15, 2008)
10.21		Form of Incentive Stock Option Agreement for Mr. McVey pursuant to the MarketAxess Holdings Inc. 2004 Stock Incentive Plan (as amended and restated effective April 28, 2006)# (incorporated by reference to Exhibit 10.5 to the registrant’s Current Report on Form 8-K dated January 15, 2008)
10.22		Form of Incentive Stock Option Agreement for Mr. Millet pursuant to the MarketAxess Holdings Inc. 2004 Stock Incentive Plan (as amended and restated effective April 28, 2006)# (incorporated by reference to Exhibit 10.6 to the registrant’s Current Report on Form 8-K dated January 15, 2008)
21	.1**	Subsidiaries of the Registrant
23	.1**	Consent of PricewaterhouseCoopers LLP
31	.1**	Certification by Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31	.2**	Certification by Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	.1**	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32	.2**	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Incorporated by reference to the identically-numbered exhibit to the registrant’s Registration Statement on Form S-1, as amended (Registration No. 333-112718).

**	Filed herewith.

#	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MARKETAXESS HOLDINGS INC.

By:	/s/ Richard M. McVey
Richard M. McVey
Chief Executive Officer

Date: March 3, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title(s)	Date

/s/ Richard M. McVey Richard M. McVey	Chief Executive Officer and Chairman of the Board of Directors (principal executive officer)	March 3, 2008

/s/ James N.B. Rucker James N.B. Rucker	Chief Financial Officer (principal financial and accounting officer)	March 3, 2008

/s/ Roger Burkhardt Roger Burkhardt	Director	March 3, 2008

/s/ Stephen P. Casper Stephen P. Casper	Director	March 3, 2008

/s/ David G. Gomach David G. Gomach	Director	March 3, 2008

/s/ Carlos Hernandez Carlos Hernandez	Director	March 3, 2008

/s/ Ronald M. Hersch Ronald M. Hersch	Director	March 3, 2008

/s/ Wayne D. Lyski Wayne D. Lyski	Director	March 3, 2008

/s/ Jerome S. Markowitz Jerome S. Markowitz	Director	March 3, 2008

/s/ T. Kelley Millet T. Kelley Millet	Director	March 3, 2008

/s/ Nicolas S. Rohatyn Nicolas S. Rohatyn	Director	March 3, 2008

/s/ John Steinhardt John Steinhardt	Director	March 3, 2008