Form 10-Q
period 2008-03-31
MARKETAXESS HOLDINGS INC
filed 2008-05-12
CIK 1278021

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT of 1934
For the quarterly period ended March 31, 2008
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
     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑     No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
     Indicated by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐      No ☑
     As of May 9, 2008, the number of shares of the Registrant’s voting common stock outstanding was 30,987,212 and the number of shares of the Registrant’s non-voting common stock was 2,585,654.

MARKETAXESS HOLDINGS INC.
FORM 10-Q FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2008

PART I — Financial Information
Item 1. Financial Statements
MARKETAXESS HOLDINGS INC.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Unaudited)

	As of
	March 31,	December 31,
	2008	2007
	(In thousands, except share and per
	share amounts)
ASSETS
Cash and cash equivalents	$54,299	$72,711
Securities and cash provided as collateral	4,480	4,455
Securities available-for-sale	34,290	51,579
Accounts receivable, including receivables from related parties of $2,888 and $6,290, respectively, net of allowance of $969 and $912 as of March 31, 2008 and December 31, 2007, respectively	17,477	18,397
Furniture, equipment and leasehold improvements, net of accumulated depreciation and amortization	2,974	2,931
Software development costs, net of accumulated amortization	5,520	5,759
Goodwill and intangible assets, net of accumulated amortization	40,185	3,389
Prepaid expenses and other assets	2,606	1,938
Deferred tax assets, net	38,960	37,207

Total assets	$200,791	$198,366

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities
Accrued employee compensation	$3,453	$14,311
Deferred revenue	1,745	826
Accounts payable, accrued expenses, and other liabilities, including payables to related parties of $0 and $177 as of March 31, 2008 and December 31, 2007, respectively	15,589	8,832

Total liabilities	20,787	23,969

Commitments and Contingencies (Note 14)
Stockholders’ equity
Preferred stock, $0.001 par value, 5,000,000 shares authorized with no shares issued and outstanding as of March 31, 2008 and December 31, 2007	—	—
Common stock voting, $0.003 par value, 110,000,000 shares authorized as of March 31, 2008 and December 31, 2007; 33,843,837 shares and 33,082,371 shares issued as of March 31, 2008 and December 31, 2007, respectively	101	99
Common stock non-voting, $0.003 par value, 10,000,000 authorized as of March 31, 2008 and December 31, 2007; 2,585,654 shares issued and outstanding as of March 31, 2008 and December 31, 2007	9	9
Additional paid-in capital	296,862	289,988
Receivable for common stock subscribed	(834)	(834)
Treasury stock — Common stock voting, at cost, 2,864,120 shares and 2,642,714 shares as of March 31, 2008 and December 31, 2007, respectively	(40,000)	(37,227)
Accumulated deficit	(75,158)	(76,754)
Accumulated other comprehensive loss	(976)	(884)

Total stockholders’ equity	180,004	174,397

Total liabilities and stockholders’ equity	$200,791	$198,366

The accompanying notes are an integral part of these consolidated financial statements.

MARKETAXESS HOLDINGS INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,
	2008	2007
	(In thousands, except share and per share
	amounts)
Revenues
Commissions
U.S. high-grade, including $1,920 and $5,964 from related parties for the three months ended March 31, 2008 and 2007, respectively	$12,402	$13,682
European high-grade, including $804 and $1,355 from related parties for the three months ended March 31, 2008 and 2007, respectively	4,589	4,754
Other, including $429 and $1,259 from related parties for the three months ended March 31, 2008 and 2007, respectively	2,304	2,257

Total commissions	19,295	20,693
Information and user access fees, including $53 and $186 from related parties for the three months ended March 31, 2008 and 2007, respectively	1,481	1,354
Investment income, including $267 and $528 from related parties for the three months ended March 31, 2008 and 2007, respectively	991	1,222
Technology products and services, including $15 from related parties for the three months ended March 31, 2008	767	25
Other, including $43 and $102 from related parties for the three months ended March 31, 2008 and 2007, respectively	405	471

Total revenues	22,939	23,765

Expenses
Employee compensation and benefits	11,018	11,503
Depreciation and amortization	1,780	1,911
Technology and communications	2,106	1,763
Professional and consulting fees	2,153	1,836
Occupancy	767	749
Marketing and advertising	583	353
General and administrative, including $7 and $13 to related parties for the three months ended March 31, 2008 and 2007, respectively	1,568	1,181

Total expenses	19,975	19,296

Income before income taxes	2,964	4,469
Provision for income taxes	1,368	2,019

Net income	$1,596	$2,450

Net income per common share
Basic	$0.05	$0.08
Diluted	$0.05	$0.07
Weighted average shares used to compute net income per common share
Basic	32,413,129	30,813,478
Diluted	33,394,866	34,526,548
The accompanying notes are an integral part of these consolidated financial statements.

MARKETAXESS HOLDINGS INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
AND ACCUMULATED COMPREHENSIVE LOSS
FOR THE THREE MONTHS ENDED MARCH 31, 2008
(Unaudited)

					Treasury
		Common		Receivable	Stock		Accumu-	Total
	Common	Stock	Additional	for Common	Common	Accumu-	lated Other	Stock-
	Stock	Non-	Paid-In	Stock	Stock	lated	Comprehen-	holders’
	Voting	Voting	Capital	Subscribed	Voting	Deficit	sive Loss	Equity

				(In thousands)
Balance at December 31, 2007	$99	$9	$289,988	$(834)	$(37,227)	$(76,754)	$(884)	$174,397
Comprehensive income:
Net income	—	—	—	—	—	1,596	—	1,596
Cumulative translation adjustment and foreign currency exchange hedge, net of tax	—	—	—	—	—	—	(121)	(121)
Unrealized net gains on securities available-for-sale, net of tax	—	—	—	—	—	—	29	29

Total comprehensive income								1,504
Stock-based compensation	—	—	1,739	—	—	—	—	1,739
Issuance of common stock related to the acqusition of Greenline Financial Technologies, Inc.	2	—	5,773	—	—	—	—	5,775
Grants of restricted stock, net of withholding tax net-down	—	—	(456)	—	—	—	—	(456)
Decrement in windfall from stock-based compensation	—	—	(182)	—	—	—	—	(182)
Purchase of treasury stock	—	—	—	—	(2,773)	—	—	(2,773)

Balance at March 31, 2008	$101	$9	$296,862	$(834)	$(40,000)	$(75,158)	$(976)	$180,004

The accompanying notes are an integral part of these consolidated financial statements.

MARKETAXESS HOLDINGS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2008	2007
	(In thousands)
Cash flows from operating activities
Net income	$1,596	$2,450
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	1,780	1,911
Stock-based compensation expense	1,739	1,596
Deferred taxes	1,496	1,599
Provision for bad debts	288	79
Changes in operating assets and liabilities, net of business acquired:
Decrease (increase) in accounts receivable, including decrease of $3,402 and $1,891 from related parties for the three months ended March 31, 2008 and 2007, respectively	2,832	(2,648)
Decrease (increase) in prepaid expenses and other assets	(38)	118
(Decrease) in accrued employee compensation	(11,214)	(7,401)
Increase in deferred revenue	45	95
(Decrease) increase in accounts payable, accrued expenses and other liabilities, including (decrease) of ($177) and ($51) to related parties for the three months ended March 31, 2008 and 2007	(432)	441

Net cash (used in) operating activities	(1,908)	(1,760)

Cash flows from investing activities
Acquisition of businesses, net of cash acquired (Note 3)	(29,208)	—
Securities available-for-sale:
Proceeds from maturities and sales	21,065	11,305
Purchases	(3,854)	(6,728)
Securities and cash provided as collateral	(25)	33
Purchases of furniture, equipment and leasehold improvements	(321)	(348)
Capitalization of software development costs	(686)	(900)

Net cash (used in) provided by investing activities	(13,029)	3,362

Cash flows from financing activities
Grants of restricted stock, net of withholding tax net-down	(456)	2,567
(Decrement in windfall) excess tax benefits from stock-based compensation	(182)	704
Purchase of treasury stock — common stock voting	(2,773)	(18,539)

Net cash (used in) financing activities	(3,411)	(15,268)

Effect of exchange rate changes on cash	(64)	(43)

Cash and cash equivalents
Net (decrease) for the period	(18,412)	(13,709)
Beginning of year	72,711	82,000

End of period	$54,299	$68,291

Supplemental cash flow information:
Cash paid during the year:
Income taxes paid	$16	$40
Non-cash activity:
Issuance of common stock in connection with business acquisition	$5,775	$—
Non-cash exerise of warrants and issuance of common stock	$—	$882
The accompanying notes are an integral part of these consolidated financial statements.

MARKETAXESS HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Unaudited
1. Organization and Principal Business Activity
     MarketAxess Holdings Inc. (the “Company”) was incorporated in the State of Delaware on April 11, 2000. Through its subsidiaries, the Company operates an electronic trading platform for corporate bonds and certain other types of fixed-income securities, through which the Company’s institutional investor clients can access the liquidity provided by its broker-dealer clients. The Company’s multi-dealer trading platform allows its institutional investor clients to simultaneously request competitive, executable bids or offers from multiple broker-dealers, and to execute trades with the broker-dealer of their choice. The Company offers its clients the ability to trade U.S. high-grade corporate bonds, European high-grade corporate bonds, credit default swaps, agencies, high yield and emerging markets bonds. The Company’s DealerAxess® trading service allows dealers to trade fixed-income securities with each other on its platform. The Company also provides a range of trading-related technologies and services. In addition, through its Corporate BondTicker™ service, the Company provides fixed-income market data, analytics and compliance tools that help its clients make trading decisions.
     The Company’s stockholder broker-dealer clients as of January 1, 2008 were BNP Paribas, Credit Suisse and JPMorgan. All of these broker-dealer clients constitute related parties of the Company (together, the “Stockholder Broker-Dealer Clients”). For 2007, a total of seven dealers were considered to be Stockholder Broker-Dealer Clients. See Note 10, “Related Parties.”
2. Significant Accounting Policies
Basis of Presentation
     The Consolidated Financial Statements include the accounts of the Company and its subsidiaries. All intercompany transactions and balances have been eliminated.
     These Consolidated Financial Statements are unaudited and should be read in conjunction with the audited Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007. The consolidated financial information as of December 31, 2007 has been derived from audited financial statements not included herein.
     These unaudited Consolidated Financial Statements are prepared in accordance with accounting principles generally accepted in the United States and the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) with respect to Form 10-Q and reflect all adjustments that, in the opinion of management, are normal and recurring, and which are necessary for a fair statement of the results for the interim periods presented. In accordance with such rules and regulations, certain disclosures that are normally included in annual financial statements have been omitted. Interim period operating results may not be indicative of the operating results for a full year.
  Cash and Cash Equivalents
     Cash and cash equivalents include cash maintained at U.S. and U.K. banks and in money market funds. The Company defines cash equivalents as short-term interest-bearing investments with maturities at the time of purchase of three months or less.
  Securities and Cash Provided as Collateral
     Securities provided as collateral consist of U.S. government obligations and cash. Collectively, these amounts are used as collateral for standby letters of credit, electronic bank settlements, foreign currency forward contracts to hedge the Company’s net investments in certain foreign subsidiaries and a broker-dealer clearance account.
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

MARKETAXESS HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Unaudited (Continued)
     The Company assesses whether an other-than-temporary impairment loss on the investments has occurred due to declines in fair value or other market conditions. Declines in fair values that are considered other-than-temporary are recorded as charges in the Consolidated Statements of Operations. No charges for other-than-temporary declines were recorded in 2008 and 2007.
  Allowance for Doubtful Accounts
     The Company continually monitors collections and payments from its clients and maintains an allowance for doubtful accounts. The allowance for doubtful accounts is based upon the historical collection experience and specific collection issues that have been identified. Additions to the allowance for doubtful accounts are charged to bad debt expense, which is included in general and administrative expense in the Consolidated Statements of Operations.
  Depreciation and Amortization
     Fixed assets are carried at cost less accumulated depreciation. The Company uses the straight-line method of depreciation over three or five years. Leasehold improvements are stated at cost and are amortized using the straight-line method over the lesser of the life of the improvement or the remaining term of the lease.
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
  Revenue Recognition
     The majority of the Company’s revenues are derived from monthly distribution fees and commissions for trades executed on its platform that are billed to its broker-dealer clients on a monthly basis. The Company also derives revenues from information and user access fees, investment income, technology products and services and other income.
     Commission revenue. Commissions are generally calculated as a percentage of the notional dollar volume of bonds traded on the platform and vary based on the type and maturity of the bond traded. Under the Company’s transaction fee plans, bonds that are more actively traded or that have shorter maturities are generally charged lower commissions, while bonds that are less actively traded or that have longer maturities generally command higher commissions.
     Technology licenses and services. The Company recognizes revenues from technology software licenses, maintenance and support services (referred to as post-contract technical support or “PCS”) and professional consulting services in accordance with the provisions of the American Institute of Certified Public Accountants’ Statement of Position (“SOP”) 97-2, “Software Revenue Recognition” (“SOP 97-2”) as amended by SOP 98-4 and SOP 98-9 and clarified by Staff Accounting Bulletin (“SAB”) 101, SAB No. 104 and Emerging Issues Task Force (“EITF”) 00-21 and SOP 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts” (“SOP 81-1”). Revenue is generally recognized when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, and collection is considered probable. The Company generally sells software licenses and services together as part of multiple-element arrangements. The Company also enters contracts for technology integration consulting services unrelated to any software product. When the Company enters into a multiple-element arrangement, it uses the residual method to allocate the total fee among the elements of the arrangement. Under the residual method, license revenue is recognized upon delivery when vendor-specific objective evidence of fair value exists for all of the undelivered elements in the arrangement, but does not exist for one or more of the delivered elements in the arrangement. Each license arrangement requires that the Company analyze the individual elements in the transaction and estimate the fair value of each undelivered element, which typically includes PCS and professional services. License revenue consists of license fees charged for the use of the Company’s products under perpetual and, to a lesser extent, term license arrangements. License revenue from a perpetual arrangement is generally recognized upon delivery while license revenue from a term arrangement is recognized ratably over the duration of the arrangement on a straight-line basis. If the professional services are essential to the functionality of the software product, the license revenue is recognized upon customer acceptance or satisfaction of the service obligation.

MARKETAXESS HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Unaudited (Continued)
     Professional services are generally separately priced, are available from a number of suppliers and are typically not essential to the functionality of the Company’s software products. Revenues from these services are recognized separately from the license fee if the arrangements qualify as “service transactions” as defined by SOP 97-2. Generally, revenue from time-and-materials consulting contracts is recognized as services are performed.
     PCS includes telephone support, bug fixes and unspecified rights to product upgrades and enhancements, and is recognized ratably over the term of the service period, which is generally 12 months. The Company estimates the fair value of the PCS portion of an arrangement based on the price charged for PCS when sold separately. The Company sells PCS separately from any other element when customers renew PCS.
  Revenues from contracts for technology integration consulting services are recognized on the percentage-of-completion method in accordance with SOP 81-1. Percentage-of-completion accounting involves calculating the percentage of services provided during the reporting period compared to the total estimated services to be provided over the duration of the contract. If estimates indicate that a contract loss will occur, a loss provision is recorded in the period in which the loss first becomes probable and reasonably estimable. Contract losses are determined to be the amount by which the estimated direct and indirect costs of the contract exceed the estimated total revenues that will be generated by the contract. There were no contract loss provisions recorded as of March 31, 2008 and December 31, 2007. Revenues recognized in excess of billings are recorded as unbilled services. Billings in excess of revenues recognized are recorded as deferred revenues until revenue recognition criteria are met.
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
  Foreign Currency Translation and Forward Contracts
     Assets and liabilities denominated in foreign currencies are translated using exchange rates at the end of the period; revenues and expenses are translated at average monthly rates. Gains and losses on foreign currency translation are a component of accumulated other comprehensive loss in the Consolidated Statements of Financial Condition. Transaction gains and losses are recorded in general and administrative expense in the Consolidated Statements of Operations.
     The Company enters into foreign currency forward contracts to hedge its net investment in its U.K. subsidiaries. In accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” gains and losses on these transactions are deferred and included in accumulated other comprehensive loss in the Consolidated Statements of Financial Condition.
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

MARKETAXESS HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Unaudited (Continued)
significant estimates and assumptions, including assumptions with respect to future cash flows, discount rates, growth rates and asset lives.
     In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” goodwill and other intangibles with indefinite lives are no longer amortized. An impairment review of goodwill is performed on an annual basis and more frequently if circumstances change. Intangible assets with definite lives, including purchased technologies, customer relationships and other intangible assets, are amortized on a straight-line basis over their estimated useful lives ranging from five to ten years. Intangible assets are assessed for impairment when events or circumstances indicate a possible impairment pursuant to the provisions of SFAS No. 144, “Accounting for Long Lived Assets and for Long Lived Assets to be Disposed Of.”
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
  Recent Accounting Pronouncements
     In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value and requires enhanced disclosures about fair value measurements. Effective January 1, 2008, the Company adopted SFAS 157 for all financial assets and liabilities and for non-financial assets and liabilities recognized or disclosed at fair value at least annually. In February 2008, the FASB issued Staff Position No. 157-2, which delayed the effective date of SFAS 157 to fiscal years beginning after November 15, 2008 for non-financial assets and liabilities, except for items that are recognized or disclosed at fair value on a recurring basis. The Company is currently evaluating the impact of SFAS 157 on valuation of all other non-financial assets and liabilities. The adoption of SFAS 157 had no effect on the Consolidated Statements of Financial Condition and Consolidated Statements of Operations.
     In February 2007, the FASB issued SFAS No. 159, “Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 permits companies to elect to measure eligible financial instruments, commitments and certain other arrangements at fair value at specified election dates, with changes in fair value recognized in earnings at each subsequent reporting period. The Company adopted SFAS 159 effective January 1, 2008. The Company did not elect the fair value option for any of its existing financial instruments. Accordingly, adoption of SFAS 159 had no effect on the Consolidated Financial Statements.
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
     In March 2008, the FASB issued SFAS, No. 161, “Disclosures about Derivative Instruments and Hedging Activities — An Amendment of FASB Statement No. 133” (“ SFAS 161”). SFAS 161 expands the disclosure requirements for derivative instruments

MARKETAXESS HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Unaudited (Continued)
and hedging activities. SFAS 161 is effective for fiscal years beginning after November 15, 2008. The Company is currently evaluating the potential impact of SFAS 161 on its Consolidated Financial Statements.
  Reclassifications
     Certain reclassifications have been made to the prior periods’ financial statements in order to conform to the current period’s presentation. Such reclassifications had no effect on previously reported net income.
3. Acquisition
     On March 5, 2008, the Company acquired all of the outstanding capital stock of Greenline Financial Technologies, Inc. (“Greenline”), an Illinois-based provider of integration, testing and management solutions for Financial Information Exchange-related products and services designed to optimize electronic trading of fixed-income, equity and other exchange-based products, and approximately ten percent of the outstanding capital stock of TradeHelm, Inc., a Delaware corporation that was spun-out from Greenline immediately prior to the acquisition. The acquisition of Greenline broadens the range of technology services that the Company offers to institutional financial markets, provides an expansion of the Company’s client base, including global exchanges and hedge funds, and further diversifies the Company’s revenues beyond the core electronic credit trading products. The results of operations of Greenline are included in the Consolidated Financial Statements from the date of the acquisition.
     The aggregate consideration for the Greenline acquisition was $41.4 million comprised of $35.0 million in cash, 725,923 shares of the Company’s common stock valued at $5.8 million and $0.6 million of acquisition-related costs. In addition, the sellers are eligible to receive up to an aggregate of $3.0 million in cash, subject to Greenline attaining certain specified earn-out targets over the next two years. The cash portion of the purchase price is subject to a post-closing adjustment based on the net working capital of Greenline on the closing date, on customary terms. A total of $2.3 million of the purchase price has been deposited into escrow accounts to satisfy potential indemnity claims and the post-closing net working capital adjustment. Absent any indemnity claims, the final amounts held in escrow will be distributed to the sellers on March 6, 2009. The shares of our common stock to be issued to each selling shareholder of Greenline shall be held by the Company and released in two equal installments on December 20, 2008 and December 20, 2009, respectively. The value ascribed to the shares was discounted from the market value to reflect the non-marketability of such shares during the restriction period.
     The Company has completed a preliminary allocation of the purchase price to the fair value of assets acquired and liabilities assumed at the date of acquisition. It is possible that the purchase price allocation will be adjusted upon finalization of the accounting for the acquired assets. The preliminary purchase price allocation is as follows (in thousands):

Cash	$6,396
Accounts receivable	2,200
Amortizable intangibles	8,420
Goodwill	28,502
Deferred tax assets, net	3,200
Other assets, including investment in TradeHelm	1,062
Accounts payable, accrued expenses and deferred revenue	(8,412)

Total purchase price	$41,368

     The amortizable intangibles include $3.2 million of acquired technology, $3.4 million of customer relationships, $1.3 million of non-competion agreements and $0.5 million of tradenames. Useful lives of ten years and five years have been assigned to the customer relationships intangible and all other amortizable intangibles, respectively. The identifiable intangible assets and goodwill are not deductible for tax purposes.
     The following unaudited pro forma consolidated financial information reflects the results of operations of the Company for the three months ended March 31, 2008 and 2007, as if the acquisition of Greenline had occurred as of January 1, 2007, after giving effect to certain purchase accounting adjustments. These pro forma results are not necessarily indicative of what the Company’s operating results would have been had the acquisition actually taken place at January 1, 2007. The pro forma financial information includes the amortization charges from acquired intangible assets, adjustments to interest income and related tax effects.

MARKETAXESS HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Unaudited (Continued)

	Pro forma
	Three Months Ended March 31,
	2008	2007
	(In thousands, except per share amounts)
Revenue	$24,530	$24,710
Income before income taxes	$3,287	$4,205
Net income	$1,800	$2,307
Basic net income per common share	$0.05	$0.07
Diluted net income per common share	$0.05	$0.07
4. Net Capital Requirements and Customer Protection Requirements
     One of the Company’s U.S. subsidiaries, MarketAxess Corporation, is a registered broker-dealer with the SEC and is a member of the Financial Industry Regulatory Authority (“FINRA”). MarketAxess Corporation claims exemption from SEC Rule 15c3-3, as it does not hold customer securities or funds on account, as defined. Pursuant to the Uniform Net Capital Rule under the Securities Exchange Act of 1934, MarketAxess Corporation is required to maintain minimum net capital, as defined, equal to the greater of $5,000 or 6 2/3% of aggregate indebtedness. A summary of MarketAxess Corporation’s capital requirements is as follows:

	As of
	March 31, 2008	December 31, 2007
	(In thousands)
Net capital	$14,071	$21,474
Required net capital	(603)	(1,140)

Excess net capital	$13,468	$20,334

Ratio of aggregate indebtedness to net capital	0.64 to 1	0.80 to 1
     One of the Company’s foreign subsidiaries, MarketAxess Europe Limited, is registered as a Multilateral Trading Facility with the Financial Services Authority (“FSA”) in the United Kingdom (“U.K.”). MarketAxess Europe is subject to certain financial resource requirements of the FSA. A summary of these financial resource requirements is as follows:

	As of
	March 31, 2008	December 31, 2007
	(In thousands)
Financial resources	$20,719	$17,099
Resource requirement	(6,402)	(6,977)

Excess financial resources	$14,317	$10,122

     MarketAxess Corporation and MarketAxess Europe Limited are subject to U.S. and U.K. regulations as a registered broker-dealer and as a Multilateral Trading Facility dealer, respectively, which prohibit repayment of borrowings from the Company or affiliates, paying cash dividends, making loans to the Company or affiliates or otherwise entering into transactions that result in a significant reduction in regulatory net capital or financial resources, respectively, without prior notification to or approval from such regulated entity’s principal regulator.
5. Fair Value Measurements
SFAS 157 defines fair value as “the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.” It also establishes a three-tiered fair value hierarchy that prioritizes inputs to valuation techniques used in fair value calculations. The three levels of inputs are defined as Level 1 (unadjusted quoted prices for identical assets or liabilities in active markets), Level 2 (inputs that are observable in the marketplace other than those inputs classified in Level 1) and Level 3 (inputs that are unobservable in the marketplace). The Company’s financial assets and liabilities measured at fair value on a recurring basis consist of its securities available-for-sale portfolio. As of January 1, 2008 and March 31, 2008, all of the securities available-for-sale were classified as Level 2. There were no securities classified as Level 3 during the three months

MARKETAXESS HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Unaudited (Continued)
ended March 31, 2008. Securities included in Level 2 were valued using a market approach utilizing prices and other relevant information generated by market transactions involving comparable assets.
     The following is a summary of the Company’s securities available-for-sale:

		Gross	Gross	Estimated
	Amortized	unrealized	unrealized	fair
	cost	gains	losses	value
		(In thousands)
As of March 31, 2008
Federal agency issues and municipal securities	$34,146	$160	$(16)	$34,290

As of December 31, 2007
Federal agency issues and municipal securities	$51,512	$78	$(11)	$51,579
     As of March 31, 2008, the Company had $9.0 million invested in municipal auction rate securities. Liquidity for these securities is typically provided by an auction process that resets the applicable interest rate at pre-determined intervals. Auctions for these securities failed in 2008 and, as a result, the Company was unable to liquidate these holdings. All of the municipal auction rate securities held are rated AAA by Standard & Poor’s and the Company does not believe that the value of these investments has been impaired.
6. Furniture, Equipment and Leasehold Improvements
     Furniture, equipment and leasehold improvements, net, are comprised of the following:

	As of
	March 31, 2008	December 31, 2007
	(In thousands)
Computer hardware and related software	$16,988	$16,523
Office hardware	3,529	3,317
Furniture and fixtures	1,911	1,834
Leasehold improvements	2,226	2,226
Accumulated depreciation and amortization	(21,680)	(20,969)

Total furniture, equipment and leasehold improvements, net	$2,974	$2,931

7. Software Development Costs
     During the three months ended March 31, 2008 and 2007, software development costs totaling $0.7 million and $0.9 million, respectively, were capitalized. Non-capitalized software costs and routine maintenance costs are expensed as incurred and are included in employee compensation and benefits and professional and consulting fees in the Consolidated Statements of Operations. Software development costs, net, are comprised of the following:

	As of
	March 31, 2008	December 31, 2007
	(In thousands)
Software development costs	$18,029	$17,344
Accumulated amortization	(12,509)	(11,585)

Total software development costs, net	$5,520	$5,759

MARKETAXESS HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Unaudited (Continued)
8. Goodwill and Intangible Assets
     The following is a summary of changes in goodwill for the three months ended March 31, 2008 (in thousands):

Balance at December 31, 2007	$2,361
Add: Goodwill from Greenline acquisition	28,502
Add: Purchase price allocation adjustment	18

Balance at March 31, 2008	$30,881

     Intangible assets and goodwill principally relate to the preliminary allocation of purchase price associated with the acquisitions of Trade West Systems, LLC, which was completed in November 2007, and Greenline. Intangible assets that are subject to amortization, including the related accumulated amortization, are comprised of the following:

	March 31, 2008			December 31, 2007
		Accumulated	Net Carrying		Accumulated	Net Carrying
	Cost	Amortization	Amount	Cost	Amortization	Amount
		(In thousands)			(In thousands)
Technology	$4,010	$(109)	$3,901	$770	$(26)	$744
Customer relationships	3,620	(35)	3,585	220	(4)	216
Non-competion agreements	1,260	(18)	1,242	—	—	—
Tradenames	590	(14)	576	70	(2)	68

Total	$9,480	$(176)	$9,304	$1,060	$(32)	$1,028

     Amortization expense associated with identifiable intangible assets was $0.1 million for the three months ended March 31, 2008. Estimated amortization expense is $1.4 million for 2008, $1.7 million for 2009 and 2010 and $1.6 million for 2011 and 2012.
9. Income Taxes
     The provision for income taxes consists of the following:

	Three Months Ended March 31,
	2008	2007
	(In thousands)
Current:
Federal	$—	$—
State and local	—	—
Foreign	56	(9)

Total current provision	56	(9)

Deferred:
Federal	786	1,222
State and local	380	607
Foreign	146	199

Total deferred provision	1,312	2,028

Provision for income taxes	$1,368	$2,019

MARKETAXESS HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Unaudited (Continued)
     The following is a summary of the Company’s net deferred tax assets:

	As of
	March 31, 2008	December 31, 2007
	(In thousands)
Deferred tax assets and liabilities	$39,583	$37,830
Valuation allowance	(623)	(623)

Deferred tax assets, net	$38,960	$37,207

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
     As a result of the implementation of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109”, effective January 1, 2007, the Company recognized an increase in deferred tax assets of $3.0 million related to previously unrecognized tax benefits, which was accounted for as an increase to additional paid-in capital of $0.3 million and an increase in accrued expenses of $2.7 million. Unrecognized tax benefits as of December 31, 2007 and March 31, 2008 were $2.7 million. If recognized, this entire amount would impact the effective tax rate.
     The Company recognizes interest and penalties related to unrecognized tax benefits in general and administrative expenses in the Consolidated Statements of Operations. No interest expense was recognized for the three months ended March 31, 2008 and 2007 respectively.
     In the first quarter of 2007, the Company experienced an ownership change within the meaning of Section 382 of the Internal Revenue Code. The Company does not believe that this ownership change significantly impacts its ability to utilize existing net operating loss carryforwards.
10. Related Parties
     The Company generates commissions, information and user access fees, investment income and other income and related accounts receivable balances from Stockholder Broker-Dealer Clients or their affiliates. In addition, a Stockholder Broker-Dealer Client acts in an investment advisory, custodial and cash management capacity for the Company. The Company incurs investment advisory and bank fees in connection with this arrangement. The Company also maintained an account with a Stockholder Broker-Dealer Client in connection with its share repurchase program. As of the dates and for the periods indicated below, the Company had the following balances and transactions with the Stockholder Broker-Dealer Clients or their affiliates:

MARKETAXESS HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Unaudited (Continued)

	As of
	March 31, 2008	December 31, 2007
	(In thousands)
Cash and cash equivalents	$48,407	$71,598
Securities and cash provided as collateral	3,980	3,955
Accounts receivable	2,888	6,290
Accounts payable, accrued expenses and other liabilities	—	177

	Three Months Ended March 31,
	2008	2007
	(In thousands)
Commissions	$3,153	$8,578
Information and user access fees	53	186
Investment income	267	528
Technology products and services	15	—
Other income	43	102
General and administrative	7	13
11. Stockholders’ Equity
     As of March 31, 2008 and December 31, 2007, the Company had 110,000,000 authorized shares of common stock and 10,000,000 authorized shares of non-voting common stock. Common stock entitles the holder to one vote per share of common stock held. During the three months ended March 31, 2007, a total of 539,725 shares of non-voting common stock were converted to common stock.
     During the three months ended March 31, 2007, one Stockholder Broker-Dealer Clients converted 180,808 warrants into 180,770 shares of common stock through a cashless exercise. The exercise of warrants during 2007 and prior years resulted in an unrecognized deferred tax asset of $18.3 million that will be recorded as an increase to additional paid-in capital once the tax benefit serves to reduce taxes payable in future years.
     In October 2006, the Board of Directors of the Company authorized a share repurchase program for up to $40.0 million of the Company’s common stock. Shares repurchased under the program will be held in treasury for future use. During the three months ended March 31, 2008, a total of 221,406 shares were repurchased at a cost of $2.8 million. The share repurchase program was completed in January 2008. A total of 2,864,120 shares were repurchased at an aggregate cost of $40.0 million over the life of the repurchase program.

MARKETAXESS HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Unaudited (Continued)
12. Stock-Based Compensation Plans
     Stock-based compensation expense for the three months ended March 31, 2008 and 2007 was as follows:

	Three Months Ended March 31,
	2008	2007
	(In thousands)
Employee:
Stock options	$925	$913
Restricted stock	692	563

	1,617	1,476

Non-employee directors:
Stock options	37	39
Restricted stock	85	81

	122	120

Total stock-based compensation	$1,739	$1,596

     The Company records stock-based compensation for employees in employee compensation and benefits and for non-employee directors in general and administrative expenses in the Consolidated Statements of Operations.
     During the three months ended March 31, 2008, the Company granted to employees a total of 695,470 options to purchase shares of the Company’s common stock, 83,370 shares of restricted stock and performance-based shares with a target pay-out of 177,680 shares of common stock. Based on the Black-Scholes-Merton closed-form model, the weighted average fair value for each option granted was $4.72 per share. The fair value of the restricted stock and performance-based share awards was based on a weighted-average grant date fair value of $10.93 per share. The total pre-forfeiture compensation expense for such awards measured on the date of grant amounted to $6.1 million and will be recognized over the three-year requisite service period.
13. Earnings Per Share
     A reconciliation of basic to diluted weighted-average shares of common stock is as follows:

	Three Months Ended March 31,
	2008	2007
	(In thousands, except share and
	per share amounts)
Net income	$1,596	$2,450

Common stock — voting	29,827,475	27,688,099
Common stock — non-voting	2,585,654	3,125,379

Basic weighted average shares outstanding	32,413,129	30,813,478

Basic earnings per share	$0.05	$0.08

Weighted average shares outstanding	32,413,129	30,813,478
Effect of dilutive shares:
Warrants	—	2,318,930
Stock options and restricted stock	981,737	1,394,140

Diluted weighted average shares outstanding	33,394,866	34,526,548

Diluted earnings per share	$0.05	$0.07

MARKETAXESS HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Unaudited (Continued)
     Stock options and restricted stock totaling 4,178,681 shares and 1,078,851 shares for the three months ended March 31, 2008 and 2007, respectively, were excluded from the computation of diluted earnings per share because their effect would have been antidilutive.
14. Commitments and Contingencies
     The Company leases office space and equipment under non-cancelable lease agreements expiring at various dates through 2016. These leases are subject to escalation based on certain costs incurred by the landlord. Minimum rental commitments under such leases, net of sublease income, are as follows:

Minimum Rentals
(In thousands)
Remainder of 2008	$2,036
2009	2,750
2010	1,554
2011	1,127
2012	1,066
2013	1,068
Thereafter	2,050
     Rental expense of $0.6 million for each of the three months ended March 31, 2008 and 2007 is included in occupancy expenses in the Consolidated Statements of Operations. Rental expense has been recorded based on the total minimum lease payments after giving effect to rent abatement and concessions, which are being amortized on a straight-line basis over the life of the lease, and sublease income.
     The Company has entered into a sublease agreement on one of its leased properties through the April 2011 lease termination date. A loss on the sublease was recorded in 2001. The sublease loss accrual as of March 31, 2008 and December 31, 2007 was $0.6 million and $0.7 million, respectively.
     The Company is contingently obligated for standby letters of credit that were issued to landlords for office space. The Company uses a U.S. government obligation as collateral for these standby letters of credit. This collateral is included with securities and cash provided as collateral in the Consolidated Statements of Financial Condition and had a fair market value of $3.3 million as of March 31, 2008 and December 31, 2007.
     In June 2006, MarketAxess Corporation commenced operating an anonymous matching service for its broker-dealer clients. MarketAxess Corporation executes trades on a riskless principal basis, which are cleared and settled by an independent clearing broker. The securities clearing agreement that MarketAxess Corporation maintains with the independent clearing broker commenced in December 2004. Under the securities clearing agreement, MarketAxess Corporation maintains a collateral deposit with the clearing broker in the form of cash or U.S. government securities. As of March 31, 2008 and December 31, 2007, the collateral deposit included in securities and cash provided as collateral in the Consolidated Statements of Financial Condition was $0.5 million. MarketAxess Corporation is exposed to credit risk in the event a counterparty does not fulfill its obligation to complete a transaction. Pursuant to the terms of the securities clearing agreement between MarketAxess Corporation and the independent clearing broker, the clearing broker has the right to charge MarketAxess Corporation for losses resulting from a counterparty’s failure to fulfill its contractual obligations. The losses are not capped at a maximum amount and apply to all trades executed through the clearing broker. As of March 31, 2008, MarketAxess Corporation recorded no contingent liabilities with regard to this right.
     In the normal course of business, the Company enters into contracts that contain a variety of representations, warranties and general indemnifications. The Company’s maximum exposure under these arrangements is unknown, as this would involve future claims that may be made against the Company that have not yet occurred. However, based on experience, the Company believes the risk of loss to be remote.
     In January 2007, two former employees commenced arbitration proceedings against MarketAxess Corporation before FINRA arising out of the expiration of certain vested and unvested stock options and unvested restricted shares issued to them. In April 2007, one of those former employees brought a separate FINRA arbitration against MarketAxess Holdings Inc. based on the same claim he

MARKETAXESS HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Unaudited (Continued)
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
15. Comprehensive Income
     Comprehensive income was as follows:

	Three Months Ended March 31,
	2008	2007
	(In thousands)
Net income	$1,596	$2,450
Cumulative translation adjustment and foreign currency exchange hedge, net of taxes	(121)	(41)
Unrealized net gains on securities available-for-sale, net of taxes	29	—

Total Comprehensive income	$1,504	$2,409

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
Executive Overview
     MarketAxess operates one of the leading platforms for the electronic trading of corporate bonds and certain other types of fixed-income securities. Through our platform, 656 active institutional investor client firms (firms that executed at least one trade through our electronic trading platform between April 2007 and March 2008) can access the aggregate liquidity provided by the collective interest of our 30 broker-dealer clients in buying or selling bonds through our platform. Our active institutional investor clients include investment advisers, mutual funds, insurance companies, public and private pension funds, bank portfolios and hedge funds. Our DealerAxess® trading service allows dealers to trade fixed-income securities and credit default swaps with each other on our platform. We also provide a range of trading-related technologies and services. In addition, through our Corporate BondTicker™ service, we provide fixed-income market data, analytics and compliance tools that help our clients make trading decisions. Our revenues are primarily generated from the trading of U.S. and European high-grade corporate bonds.
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
     The majority of our revenues are derived from monthly distribution fees and commissions for trades executed on our platform that are billed to our broker-dealer clients on a monthly basis. We also derive revenues from information and user access fees, investment income, technology products and services and other income. Our expenses consist of employee compensation and benefits, depreciation and amortization, technology and communication expenses, professional and consulting fees, occupancy, marketing and advertising and other general and administrative expenses.
     We seek to grow and diversify our revenues by capitalizing on our status as the operator of a leading platform for the electronic trading of corporate bonds and certain other types of fixed-income securities. The key elements of our strategy are:
•	to innovate and efficiently add new functionality and product offerings to the MarketAxess platform that we believe will help to increase our market share with existing clients, as well as expand our client base;

•	to leverage our technology, as well as our strong broker-dealer and institutional investor relationships, to deploy our electronic trading platform into additional product segments within the fixed-income securities markets, deliver fixed-income securities-related technical services and products and deploy our electronic trading platform into new client segments;

•	to continue building our existing service offerings so that our electronic trading platform is fully integrated into the workflow of our broker-dealer and institutional investor clients and to continue to add functionality to allow our clients to achieve a fully automated end-to-end straight-through processing solution (automation from trade initiation to settlement);

•	to add new content and analytical capabilities to Corporate BondTicker™ in order to improve the value of the information we provide to our clients; and

•	to continue to supplement our internal growth by entering into strategic alliances, or acquiring businesses or technologies that will enable us to enter new markets, provide new products or services, or otherwise enhance the value of our platform to our clients.
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
     Our U.S. subsidiary, MarketAxess Corporation, is a registered broker-dealer with the SEC and is a member of FINRA. Our U.K. subsidiary, MarketAxess Europe Limited, is registered as a Multilateral Trading Facility dealer with the FSA in the U.K. MarketAxess Canada Limited, a Canadian subsidiary that we incorporated in May 2003, is registered as an Alternative Trading System dealer under the Securities Act of Ontario and is a member of the Investment Dealers Association of Canada. Relevant regulations prohibit repayment of borrowings from these subsidiaries or their affiliates, paying cash dividends, making loans to us or our affiliates or otherwise entering into transactions that result in a significant reduction in regulatory net capital or financial resources, without prior notification to or approval from such regulated entity’s principal regulator.
     As a public company, we are subject to the reporting requirements of the Securities Exchange Act of 1934, the Sarbanes-Oxley Act of 2002 and NASDAQ rules promulgated in response to the Sarbanes-Oxley Act. The requirements of these rules and regulations have increased our legal and financial compliance costs, made some activities more difficult, time-consuming or costly and may also place a strain on our systems and resources. In order to maintain and improve the effectiveness of our disclosure controls and procedures and internal control over financial reporting, significant resources and management oversight are required.

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
     The past nine months have been a period of significant turmoil in the U.S. and European credit markets, especially in short-term funding and floating rate note instruments. A widespread retrenchment in the credit markets resulted in increased credit spreads and significantly higher credit spread volatility across a wide range of asset classes. The average daily trading volume of U.S. high-grade corporate bonds for the nine months ended March 31, 2008 decreased by 15.5% compared to the nine months ended March 31, 2007. We believe that a resultant lack of liquidity in the credit markets led institutional investors to reduce overall bond trading activity and conduct a higher percentage of their trades directly with their broker-dealer counterparties via the telephone, resulting in lower volumes on our platform. We also believe that a stabilization in credit market conditions, at higher overall levels of credit spreads, is likely to favorably impact the volume of trades conducted over our platform.
     We have historically earned a substantial portion of our commissions and overall revenues from broker-dealer clients that are (or whose affiliates are) our stockholders. For 2008, a total of three dealers, and for 2007, a total of seven dealers, were considered to be Stockholder Broker-Dealer Clients. As a result of the reduction in the number of our Stockholder Broker-Dealer Clients, the percentage of our revenues derived from such clients has been declining due to the sale of shares of our common stock by several of our founding dealers. For the three months ended March 31, 2008, the percentage decreased to 15.4% from 39.5% for the three months ended March 31, 2007. Affiliates of most of our Stockholder Broker-Dealer Clients are also among our institutional investor clients. A table detailing the amount of our revenues generated by the Stockholder Broker-Dealer Clients, and their respective affiliates, as well as the corresponding percentage of the respective revenue line item, is provided below for the three months ended March 31, 2008 and 2007.

	Three Months Ended March 31,
	2008	2007
	($ in thousands)
Commissions	$3,153	$8,578
Information and user access fees	53	186
Investment income	267	528
Technology products and services	15	—
Other	43	102

	$3,531	$9,394

Percentage of total revenues	15.4%	39.5%
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
     U.S. High-Grade Corporate Bond Commissions.  On June 1, 2005, we introduced a new fee plan primarily for secondary market transactions in U.S. high-grade corporate bonds executed on our institutional client to multi-dealer electronic trading platform. The fee plan incorporates higher monthly distribution fees and lower transaction fees for our broker-dealer clients than the previous U.S. high-grade corporate transaction fee plans and incorporates volume incentives to our broker-dealer clients that are designed to increase the volume of transactions effected on our platform. Under the fee plan, we electronically add the transaction fee to the spread quoted by the broker-dealer client but do not charge for inquiries that an institutional investor client sends to a single broker-dealer client. The combination of higher distribution fees and lower transaction fees in the plan results in higher total revenue to us at current or lower volume levels. If volume grows, total revenues could be less under the new plan than the previous plan due to the lower transaction fees. For trades on our DealerAxess® dealer-to-dealer electronic trading platform, we typically charge a fee to the broker-dealer client involved in the transaction that is based on the size of the transaction and the maturity of the bond traded. Monthly minimum fees applied to certain dealers participating on the DealerAxess® platform in their first year of trading. The majority of the DealerAxess® monthly minimum commitments expired as of June 30, 2007.
     European High-Grade Corporate Bond Commissions.  On June 1, 2007, we introduced a new fee plan for European high-grade corporate bond trades for the majority of our European dealers. Similar to the U.S. high-grade plan, the new European high-grade corporate bond fee plan incorporates monthly distribution fees and a transaction fee that is lower than the transaction fee under the previous European high-grade plan and incorporates incentives to our broker-dealer clients that are designed to increase the volume of transactions effected on our platform. The transaction fee under the new plan is dependent on the type of bond traded and the maturity of the issue. The combination of the distribution fees and transaction fees in the new plan results in higher total revenue to us at current or lower volume levels. If volume grows, total revenues could be less under the new plan than the previous plan due to the lower transaction fees. Under the fee plan in effect prior to June 1, 2007, broker-dealer transaction fees varied based on the type of bond traded and the maturity of the issue. This fee schedule applied a tiered fee structure, which reduced the fee per trade upon the attainment of certain specified amounts of monthly commissions generated by a particular broker-dealer and did not carry a monthly distribution fee.
     Other Commissions.  Commissions for other bond and credit default swap trades generally vary based on the type and the maturity of the instrument traded. We generally operate using standard fee schedules that may include both transaction fees and monthly distribution fees that are charged to the participating dealers.
     We anticipate that average fees per million may change in the future. Consequently, past trends in commissions are not necessarily indicative of future commissions.

     Other Revenue Trends
     In addition to the commissions discussed above, we earn revenue from information services fees paid by institutional investor and broker-dealer clients, income on investments, technology products and services and other income.
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
      Investment Income. Investment income consists of income earned on our investments.
     Technology Products and Services. Technology products and services includes software licenses, maintenance and support services and professional consulting services, On March 5, 2008, we acquired all of the outstanding capital stock of Greenline Financial Technologies, Inc. (“Greenline”), an Illinois-based provider of integration, testing and management solutions for Financial Information Exchange-related products and services designed to optimize electronic trading of fixed-income, equity and other exchange-based products. In November 2007, we acquired certain assets and assumed certain obligations of Trade West Systems, LLC (“TWS”), a Utah-based financial software and technology services provider focused on providing gateway adapters for connecting order management systems and trading systems to fixed-income trading venues.
     Other. Other revenues includes fees from telecommunications line charges to broker-dealer clients and other miscellaneous revenues.
     Expense Trends
     In the normal course of business, we incur the following expenses:
     Employee Compensation and Benefits. Employee compensation and benefits is our most significant expense and includes employee salaries, stock compensation costs, other incentive compensation, employee benefits and payroll taxes.
     Depreciation and Amortization.  We depreciate our computer hardware and related software, office hardware, and furniture and fixtures and amortize our capitalized software development costs on a straight-line basis over a three-year or five-year period. We amortize leasehold improvements on a straight-line basis over the lesser of the life of the improvement or the remaining term of the lease. Intangible assets with definite lives, including purchased technologies, customer relationships and other intangible assets, are amortized on a straight-line basis over their estimated useful lives, ranging from five to ten years.
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
Critical Accounting Policies
     This Management’s Discussion and Analysis of Financial Condition and Results of Operations discusses our Consolidated Financial Statements, which have been prepared in accordance with U.S. generally accepted accounting principles, also referred to as U.S. GAAP. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the reported amounts of income and expenses during the reporting periods. We base our estimates and judgments on historical experience and on various other factors that we believe are reasonable under the circumstances. Actual results may differ from these estimates under varying assumptions or conditions. Note 2 of the Notes to our Consolidated Financial Statements includes a summary of the significant accounting policies and methods used in the preparation of our Consolidated Financial Statements. Other than the expansion of our revenue recognition policy to embody additional products and services from our Greenline acquisition, there were no significant changes to our critical accounting policies and estimates during the three months ended March 31, 2008, as compared to those we disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2007.
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
Statistical Information
     Our trading volume for each of the periods presented was as follows:

	Three Months Ended March 31,
	2008	2007
Trading Volume Data (in billions)
U.S. high-grade — multi dealer	$36.4	$55.9
U.S. high-grade — single dealer	2.4	4.9

Total U.S. high-grade	38.8	60.8
European high-grade	8.1	28.3
Other	17.6	15.3

Total	$64.5	$104.4

Number of U.S. Trading Days	61	62
Number of U.K. Trading Days	62	64
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
     Our active institutional investor clients (firms that executed at least one trade through our electronic trading platform for the twelve months ended March 31, 2008 and 2007, respectively) and our broker-dealer clients as of March 31, 2008 and 2007 were as follows:

	Three Months Ended March 31,
	2008	2007
Institutional Investor Clients:
U.S.	455	465
Europe	201	224

Total	656	689

Broker-Dealer Clients	30	26

Results of Operations
Three Months Ended March 31, 2008 Compared to Three Months Ended March 31, 2007
Overview
     Total revenues decreased by $0.8 million or 3.5% to $22.9 million for the three months ended March 31, 2008, from $23.8 million for the three months ended March 31, 2007. This decrease in total revenues was primarily due to a decline in U.S. high-grade revenues of $1.3 million, offset by an increase in technology products and services revenues of $0.7 million. Technology products and services revenues reflect the impact of the Greenline and TWS acquisitions.
     Total expenses increased by $0.7 million or 3.5% to $20.0 million for the three months ended March 31, 2008, from $19.3 million for the three months ended March 31, 2007. Increases in technology and communications, professional and consulting fees and general and administrative expenses totaling $1.0 million were partially offset by a decrease in employee compensation and benefits of $0.5 million. The Greenline and TWS acquisitions increased expenses by $1.0 million.
     Income before taxes decreased by $1.5 million or 33.7% to $3.0 million for the three months ended March 31, 2008, from $4.5 million for the three months ended March 31, 2007. Net income decreased by $0.9 million or 34.9% to $1.6 million for the three months ended March 31, 2008, from $2.5 million for three months ended March 31, 2007.
Revenues
     Our revenues for the three months ended March 31, 2008 and 2007, and the resulting dollar and percentage changes, were as follows:

	Three Months Ended March 31,
	2008		2007
		% of		% of	$	%
	$	Revenues	$	Revenues	Change	Change
	($ in thousands)
Revenues
Commissions
U.S. high-grade	$12,402	54.1%	$13,682	57.6%	$(1,280)	(9.4)%
European high-grade	4,589	20.0	4,754	20.0	(165)	(3.5)
Other	2,304	10.0	2,257	9.5	47	2.1

Total commissions	19,295	84.1	20,693	87.1	(1,398)	(6.8)
Information and user access fees	1,481	6.5	1,354	5.7	127	9.4
Investment income	991	4.3	1,222	5.1	(231)	(18.9)
Technology products and services	767	3.3	25	0.1	742	N/M
Other	405	1.8	471	2.0	(66)	(14.0)

Total revenues	$22,939	100.0%	$23,765	100.0%	$(826)	(3.5)%

     Commissions.  Total commissions decreased by $1.4 million or 6.8% to $19.3 million for the three months ended March 31, 2008 from $20.7 million for the three months ended March 31, 2007. The following table shows the extent to which the decrease in commissions for the three months ended March 31, 2008 was attributable to changes in transaction volumes, transaction fees per million, monthly distribution fees and DealerAxess® minimum fees:

	Change from Three Months Ended March 31, 2007
	U.S.	European
	High-Grade	High-Grade	Other	Total
	(In thousands)
Volume (decrease) increase	$(1,621)	$(3,393)	$339	$(4,675)
Transaction fee per million increase (decrease)	1,487	(510)	(292)	685
Monthly distribution fees increase	398	3,738	—	4,136
DealerAxess® minimum fees decrease	(1,544)	—	—	(1,544)

Total commissions (decrease) increase	$(1,280)	$(165)	$47	$(1,398)

     Our average fees per million for the three months ended March 31, 2008 and 2007 were as follows:

	Three Months Ended March 31,
	2008	2007
Average Fee Per Million
U.S. high-grade
Total	$320	$225
Transaction	$112	$74
European high-grade
Total	$567	$168
Transaction	$105	$168
Other	$131	$148
All Products	$299	$198
     U.S. high-grade volume decreased by 36.2% for the three months ended March 31, 2008, compared to the three months ended March 31, 2007. The decrease in U.S. high-grade volume was due to a decline in the Company’s estimated market share of total U.S. high-grade corporate bond volume as reported by the FINRA Trade Reporting and Compliance Engine (“TRACE”) from 9.4% for the three months ended March 31, 2007 to 7.3% for the three months ended March 31, 2008, coupled with a decline in overall market volume as measured by FINRA TRACE. Estimated FINRA TRACE U.S. high-grade volume decreased by 18.2% from $649.3 billion for the three months ended March 31, 2007 to $531.0 billion for the three months ended March 31, 2008. We believe that the credit market turmoil has negatively impacted overall FINRA TRACE volume and the share of that volume transacted over our platform. The U.S. high-grade distribution fees were $8.1 million for the three months ended March 31, 2008, compared to $7.7 million for the three months ended March 31, 2007. The DealerAxess® monthly minimum fees were zero and $1.5 million for the three months ended March 31, 2008 and 2007, respectively. The majority of the DealerAxess® high-grade minimum fee commitments expired as of June 30, 2007. The total U.S. high-grade average fee per million is calculated for each period presented using both the transaction fees and the monthly distribution fees, including the DealerAxess® monthly minimum fees, paid by our broker-dealer clients. The U.S. high-grade average transaction fee per million increased by 51.4% from $74 per million for the three months ended March 31, 2007 to $112 per million for the three months ended March 31, 2008 due to the longer maturity of trades executed on the platform, for which we charge higher commissions.
     European high-grade volume decreased by 71.5% for the three months ended March 31, 2008, compared to the three months ended March 31, 2007. During the first quarter of 2008, we believe that the European credit markets experienced market conditions similar to those experienced in the U.S. On June 1, 2007, we introduced a new fee plan for European high-grade corporate bond trades. Similar to the U.S. high-grade plan, the new European high-grade corporate bond fee plan incorporates a monthly distribution fee and a transaction fee that is dependent on the type of bond traded and the maturity of the issue. The European high-grade distribution fee was $3.7 million for the three months ended March 31, 2008. The total European high-grade average fee per million is calculated for each period presented using both the transaction fees and the monthly distribution fees paid by our broker-dealer clients. The European high-grade average transaction fee per million decreased from $168 per million for the three months ended March 31, 2007 to $105 per million for the three months ended March 31, 2008 principally due to the introduction of the new European high-grade fee plan.

     Other volume increased by 15.2% for the three months ended March 31, 2008, compared to the three months ended March 31, 2007. The increase was primarily due to higher credit default swap and high-yield volume. Other average fee per million declined primarily due to higher volume in lower margin products, principally credit default swap indices.
     Information and User Access Fees.  Information and user access fees increased by $0.1 million or 9.4% to $1.5 million for the three months ended March 31, 2008 from $1.4 million for the three months ended March 31, 2007.
     Investment Income.  Investment income decreased by $0.2 million or 18.9% to $1.0 million for the three months ended March 31, 2008 from $1.2 million for the three months ended March 31, 2007. The decrease was due to lower cash and cash equivalents and securities available-for-sale resulting from the Greenline acquisition and lower interest rates.
     Technology Products and Services. Technology products and services revenues increased to $0.8 million for the three months ended March 31, 2008 from $25,000 for the three months ended March 31, 2007. The increase was a result of the Greenline and TWS acquisitions.
     Other.  Other revenues decreased to $0.4 million for the three months ended March 31, 2008 from $0.5 million for the three months ended March 31, 2007.
Expenses
     Our expenses and percentage of revenues for the three months ended March 31, 2008 and 2007, and the resulting dollar and percentage changes, were as follows:

	Three Months Ended March 31,
	2008		2007
		% of		% of	$	%
	$	Revenues	$	Revenues	Change	Change
	($ in thousands)
Expenses
Employee compensation and benefits	$11,018	48.0%	$11,503	48.4%	$(485)	(4.2)%
Depreciation and amortization	1,780	7.8	1,911	8.0	(131)	(6.9)
Technology and communications	2,106	9.2	1,763	7.4	343	19.5
Professional and consulting fees	2,153	9.4	1,836	7.7	317	17.3
Occupancy	767	3.3	749	3.2	18	2.4
Marketing and advertising	583	2.5	353	1.5	230	65.2
General and administrative	1,568	6.8	1,181	5.0	387	32.8

Total expenses	$19,975	87.1%	$19,296	81.2%	$679	3.5%

     Employee Compensation and Benefits.  Employee compensation and benefits decreased by $0.5 million or 4.2% to $11.0 million for the three months ended March 31, 2008 from $11.5 million for the three months ended March 31, 2007. This decrease was primarily attributable to reduced incentive compensation of $1.1 million and benefits and employment taxes of $0.4 million, offset by higher wages of $0.5 million and severance costs of $0.2 million.
     Depreciation and Amortization.  Depreciation and amortization expense decreased by $0.1 million or 6.9% to $1.8 million for the three months ended March 31, 2008 from $1.9 million for the three months ended March 31, 2007. For the three months ended March 31, 2008 and 2007, we capitalized $0.7 million and $0.9 million, respectively, of software development costs, and $0.3 million and $0.3 million, respectively, of computer and related equipment purchases. For the three months ended March 31, 2008, $8.4 million of definite-life intangibles were created in connection with the Greenline acquisition.
     Technology and Communications.  Technology and communications expense increased by $0.3 million or 19.5% to $2.1 million for the three months ended March 31, 2008 from $1.8 million for the three months ended March 31, 2007. This increase was attributable to higher software license and maintenance costs and the purchase of market data.

     Professional and Consulting Fees.  Professional and consulting fees increased by $0.3 million or 17.3% to $2.2 million for the three months ended March 31, 2008 from $1.8 million for the three months ended March 31, 2007. The increase was principally due to higher information technology consultant costs and audit expense.
     Occupancy.  Occupancy costs increased to $0.8 million for the three months ended March 31, 2008 from $0.7 million for the three months ended March 31, 2007.
     Marketing and Advertising.  Marketing and advertising expense increased by $0.2 million or 65.2% to $0.6 million for the three months ended March 31, 2008 from $0.4 million for the three months ended March 31, 2007, primarily due to higher promotional and other marketing expenses.
     General and Administrative.  General and administrative expense increased by $0.4 million or 32.8% to $1.6 million for the three months ended March 31, 2008 from $1.2 million for the three months ended March 31, 2007, primarily due to increased charges for doubtful accounts.
     Provision for Income Tax. For the three months ended March 31, 2008 and 2007, we recorded an income tax provision of $1.4 million and $2.0 million, respectively. The derease in the tax provision was primarily attributable to the $1.5 million decline in pre-tax income for the period. With the exception of the payment of certain foreign taxes, the provision for income taxes was a non-cash expense since we had available net operating loss carryforwards and tax credits to offset the cash payment of taxes.
     Our consolidated effective tax rate for the three months ended March 31, 2008 was 46.2% compared to 45.2% for the three months ended March 31, 2007. The 2008 effective tax rate was unfavorably impacted by the absence of a research and development tax credit, a decrease in tax-exempt investment income and a relative increase in non-deductible expenses. The 2007 effective tax rate includes an adjustment to the deferred tax balance to reflect the tax rate anticipated to be in effect when temporary differences are expected to reverse, which had the effect of increasing the effective tax rate by 5.2 percentage points. Our consolidated effective tax rate can vary from period to period depending on, among other factors, the geographic and business mix of our earnings and changes in tax legislation and tax rates.
Liquidity and Capital Resources
     During the past three years, we have met our funding requirements through cash on hand and internally generated funds. Cash and cash equivalents and securities available-for-sale totaled $88.6 million at March 31, 2008. We have no long-term or short-term debt and do not maintain bank lines of credit.
     On October 26, 2006, our Board of Directors authorized a stock repurchase program for up to $40.0 million of our common stock. Shares repurchased under the program will be held in treasury for future use. During the three months ended March 31, 2008, a total of 221,406 shares were repurchased at a cost of $2.8 million. The share repurchase program was completed in January 2008. A total of 2,864,120 shares were repurchased at an aggregate cost of $40.0 million over the life of the repurchase program.
     Our cash flows for the periods presented below were as follows:

	Three Months Ended March 31,
	2008	2007
	(In thousands)
Net cash (used in) operating activities	$(1,908)	$(1,760)
Net cash (used in) provided by investing activities	(13,029)	3,362
Net cash (used in) financing activities	(3,411)	(15,268)
Effect of exchange rate changes on cash	(64)	(43)

Net (decrease) for the period	$(18,412)	$(13,709)

Operating Activities
     Net cash used in operating activities of $1.9 million for the three months ended March 31, 2008 consisted of net income of $1.6 million, adjusted for non-cash charges, primarily consisting of depreciation and amortization of $1.8 million, stock-based compensation expense of $1.7 million and deferred taxes of $1.5 million, offset by an increase in cash used for working capital of

$8.8 million. The use of working capital primarily resulted from a decrease in accrued employee compensation of $11.2 million, which included the payment of annual bonuses of $13.4 million in January 2008, and a decrease in accounts payable, accrued expense and other liabilities of $0.4 million, offset by a decrease in accounts receivable of $2.8 million.
     Net cash used in operating activities of $1.8 million for the three months ended March 31, 2007 consisted of net income of $2.5 million, adjusted for non-cash charges, primarily consisting of depreciation and amortization of $1.9 million, stock-based compensation expense of $1.6 million and deferred taxes of $1.6 million, offset by an increase in cash used for working capital of $9.4 million. The use of working capital primarily resulted from a decrease in accrued employee compensation of $7.4 million, which included the payment of annual bonuses of $10.8 million in January 2007, and an increase in accounts receivable of $2.6 million.
Investing Activities
     Net cash used in investing activities of $13.0 million for the three months ended March 31, 2008 primarily consisted of $29.2 million for the acquisition of Greenline, net maturities of securities available-for-sale of $17.2 million, purchases of furniture, equipment and leasehold improvements of $0.3 million and capitalization of software development costs of $0.7 million.
      Net cash provided by investing activities of $3.4 million for the three months ended March 31, 2007 primarily consisted of net proceeds from the maturities and sales of securities-available-for-sale of $4.6 million, offset by purchases of furniture, equipment and leasehold improvements of $0.3 million and capitalization of software development costs of $0.9 million.
Financing Activities
     Net cash used in financing activities of $3.4 million for the three months ended March 31, 2008 primarily consisted of the purchase of treasury stock of $2.8 million.
     Net cash used in financing activities of $15.3 million for the three months ended March 31, 2007 consisted of the purchase of treasury stock of $18.5 million, offset by proceeds from the exercise of stock options and issuance of restricted stock of $2.6 million and excess tax benefits of $0.7 million.
     Past trends of cash flows are not necessarily indicative of future cash flow levels. A decrease in cash flows may have a material adverse effect on our liquidity, business and financial condition.
Other Factors Influencing Liquidity and Capital Resources
     We are dependent on our broker-dealer clients, three of which are also our stockholders, who are not restricted from buying and selling fixed-income securities, directly or through their own proprietary or third-party platforms, with institutional investors. None of our broker-dealer clients is contractually or otherwise obligated to continue to use our electronic trading platform. The loss of, or a significant reduction in the use of our electronic platform by, our broker-dealer clients could reduce our cash flows, affect our liquidity and have a material adverse effect on our business, financial condition and results of operations.
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
     As of March 31, 2008, we had $9.0 million invested in municipal auction rate securities. Liquidity for these securities is typically provided by an auction process that resets the applicable interest rate at pre-determined intervals.  Auctions for these securities failed in 2008 and, as a result, we were unable to liquidate these holdings.  However, we believe that other cash, cash equivalents and securities balances are adequate to meet our liquidity requirements for expected growth and investment needs. All of the municipal auction rate securities that we hold are rated AAA by Standard & Poor’s and we do not believe that the value of these investments has been impaired.

     We have three regulated subsidiaries, MarketAxess Corporation, MarketAxess Europe Limited and MarketAxess Canada Ltd. MarketAxess Corporation is a registered broker-dealer in the U.S., MarketAxess Europe Limited is a registered Multilateral Trading Facility in the U.K. and MarketAxess Canada Ltd. is a registered Alternative Trading System in the Province of Ontario. As such, they are subject to minimum regulatory capital requirements imposed by their respective market regulators that are intended to ensure general financial soundness and liquidity based on certain minimum capital requirements. The relevant regulations prohibit a registrant from repaying borrowings from its parent or affiliates, paying cash dividends, making loans to its parent or affiliates or otherwise entering into transactions that result in a significant reduction in its regulatory net capital position without prior notification to or approval from the registrant’s principal regulator. The capital structures of our subsidiaries are designed to provide each with capital and liquidity consistent with its business and regulatory requirements. As of March 31, 2008, MarketAxess Corporation had net capital of $14.1 million, which was $13.5 million in excess of its required minimum net capital of $0.6 million. MarketAxess Europe Limited had financial resources, as defined by the FSA, of $20.7 million, which was $14.3 million in excess of its required financial resources of $6.4 million. We believe that MarketAxess Corporation and MarketAxess Europe Limited were required to maintain approximately $9.6 million and $3.6 million, respectively, in cash as of March 31, 2008 to support their minimum regulatory capital requirements.
     In June 2006, our U.S. subsidiary, MarketAxess Corporation, commenced operating an anonymous matching service for its broker-dealer clients. MarketAxess Corporation executes bond trades on a riskless principal basis, which are cleared and settled by an independent clearing broker. The securities clearing agreement that MarketAxess Corporation maintains with the independent clearing broker commenced in December 2004. Under the securities clearing agreement, MarketAxess Corporation maintains a collateral deposit with the clearing broker in the form of cash or U.S. government securities. As of March 31, 2008, the collateral deposit included in securities and cash provided as collateral in the Consolidated Statements of Financial Condition was $0.5 million. MarketAxess Corporation is exposed to credit risk in the event a counterparty does not fulfill its obligation to complete a transaction. Pursuant to the terms of the securities clearing agreement between MarketAxess Corporation and the independent clearing broker, the clearing broker has the right to charge MarketAxess Corporation for losses resulting from a counterparty’s failure to fulfill its contractual obligations. The losses are not capped at a maximum amount and apply to all trades executed through the clearing broker. At March 31, 2008, MarketAxess Corporation had not recorded any liabilities with regard to this right.
Effects of Inflation
     Because the majority of our assets are short-term in nature, they are not significantly affected by inflation. However, the rate of inflation may affect our expenses, such as employee compensation, office leasing costs and communications expenses, which may not be readily recoverable in the prices of our services. To the extent inflation results in rising interest rates and has other adverse effects on the securities markets, it may adversely affect our financial condition and results of operations.
Contractual Obligations and Commitments
     As of March 31, 2008, we had the contractual obligations and commitments detailed in the following table:

	Payments due by period
		Less than			More than
	Total	1 year	1 - 3 years	3 - 5 years	5 years
	(In thousands)
Operating leases	$11,651	$2,036	$4,303	$2,193	$3,119

Foreign currency forward contracts	22,523	22,523	—	—	—

	$34,174	$24,559	$4,303	$2,193	$3,119

     As of March 31, 2008, we had unrecognized tax benefits of $2.7 million. Due to the nature of the underlying positions, it is not currently possible to schedule the future payment obligations by period. In addition, in connection with the acquisition of Greenline, the sellers are eligible to receive up to an aggregate of $3.0 million in cash, subject to Greenline attaining certain specified earn-out targets over the next two years.

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
     As of March 31, 2008, we had securities available-for-sale of $34.3 million. Adverse movements, such as a 10% decrease in the value of these securities or a downturn or disruption in the markets for these securities, could result in a substantial loss. In addition, principal gains and losses resulting from theses securities could on occasion have a disproportionate effect, positive or negative, on our financial condition and results of operations for any particular reporting period.
Interest Rate Risk
     Interest rate risk represents our exposure to interest rate changes with respect to the money market instruments, U.S. Treasury obligations and short-term fixed-income securities in which we invest. As of March 31, 2008, our Cash and cash equivalents and Securities available-for-sale amounted to $88.6 million and were primarily in money market instruments, federal agency issues and municipal securities. We do not maintain an inventory of bonds that are traded on our platform.
Derivative Risk
     Our limited derivative risk stems from our activities in the foreign currency forward contract market. We use this market to mitigate our U.S. dollar versus Pound Sterling exposure that arises from the activities of our U.K. subsidiaries. As of March 31, 2008, the notional value of our foreign currency forward contracts was $22.5 million. We do not speculate in any derivative instruments.
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
Item 4. Controls and Procedures
     (a) Evaluation of Disclosure Controls and Procedures.  Our management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our “disclosure controls and procedures” as that term is defined in Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of March 31, 2008. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective to ensure that information required to be disclosed by MarketAxess in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange

Commission’s rules and forms, and to ensure that information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
     (b) Changes in Internal Control Over Financial Reporting.  There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2008 identified in connection with the evaluation thereof by our management, including the Chief Executive Officer and Chief Financial Officer, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Item 1A. Risk Factors
     Risks that could have a negative impact on our business, results of operations and financial condition include: our dependence on our broker-dealer clients, three of which were also our stockholders as of January 1, 2008; the level and intensity of competition in the fixed-income electronic trading industry and the pricing pressures that may result; the variability of our growth rate; our limited operating history; the level of trading volume transacted on the MarketAxess platform; potential fluctuations in our operating results,which may cause our stock price to decline; the absolute level and direction of interest rates and the corresponding volatility in the corporate fixed-income market; our ability to develop new products and offerings and the market’s acceptance of those products; technology failures, security breaches or rapid technology changes that may harm our business; our ability to enter into strategic alliances and to acquire other businesses and successfully integrate them with our business; extensive government regulation; continuing international expansion that may present economic and regulatory challenges; and our future capital needs and our ability to obtain capital when needed. This list is intended to identify only certain of the principal factors that could have a material adverse impact on our business, results of operations and financial condition. A more detailed description of each of these and other important risk factors can be found under the caption “Risk Factors” in our most recent Form 10-K, filed on March 3, 2008. There have been no material changes to the risk factors described in the Form 10-K.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Recent Sales of Unregistered Securities
     On March 5, 2008, we issued 725,923 shares of our common stock in connection with our acquisition of all of the outstanding capital stock of Greenline Financial Technologies, Inc. The shares of common stock issued to the selling shareholders of Greenline are subject to certain restrictions and cancellation as set forth in a restricted stock agreement executed by each selling shareholder of Greenline and us. Pursuant to each restricted stock agreement, the certificates evidencing the shares of our common stock to be issued to each selling shareholder of Greenline shall be held by us and released in two equal installments on December 20, 2008 and December 20, 2009, respectively.
Issuer Purchases of Equity Securities
     During the quarter ended March 31, 2008, we repurchased the following shares of our common stock:

			Total Number of Shares	Dollar Value of Shares
			Purchased as Part of	That May Yet Be
	Total Number of	Average Price Paid	Publicly Announced	Purchased Under the
Period	Shares Purchased	per Share	Plans	Plans
				(In thousands)
January 1, 2008 — January 31, 2008	230,612	$12.47	221,406	$—
February 1, 2008 — February 29, 2008	38,621	9.12	—	—
March 1, 2008 — March 31, 2008	—	—	—	—

	269,233	$11.99	221,406

     On October 26, 2006, our Board of Directors authorized a stock repurchase program for up to $40.0 million of our common stock. Shares repurchased under the program will be held in treasury for future use. The share repurchase program was completed in January 2008. A total of 2,864,120 shares were repurchased at an aggregate cost of $40.0 million over the life of the repurchase program. During the three months ended March 31, 2008, a total of 47,827 shares were forfeited by employees to us to satisfy employee withholding tax obligations upon the vesting of restricted shares or upon termination of employment.
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

SIGNATURES
     Pursuant to the requirements of the Securities Act of 1933, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MARKETAXESS HOLDINGS INC.
Date: May 12, 2008	By:	/s/ RICHARD M. MCVEY
Richard M. McVey
Chief Executive Officer (principal executive officer)

Date: May 12, 2008	By:	/s/ JAMES N.B. RUCKER
James N. B. Rucker
Chief Financial Officer (principal financial and accounting officer)