Form 10-Q
period 2008-06-30
MARKETAXESS HOLDINGS INC
filed 2008-08-01
CIK 1278021

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT of 1934
For the quarterly period ended June 30, 2008
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from       to
Commission File Number 001-34091
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
     Indicated by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☑
     As of July 31, 2008, the number of shares of the Registrant’s voting common stock outstanding was 31,016,130 and the number of shares of the Registrant’s non-voting common stock was 2,585,654.

MARKETAXESS HOLDINGS INC.
FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2008

PART I — Financial Information
Item 1. Financial Statements
MARKETAXESS HOLDINGS INC.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Unaudited)

	As of
	June 30,	December 31,
	2008	2007
	(In thousands, except share and
	per share amounts)
ASSETS
Cash and cash equivalents	$96,256	$72,711
Securities and cash provided as collateral	4,474	4,455
Securities available-for-sale	22,122	51,579
Accounts receivable, including receivables from related parties of $3,721 and $6,290, respectively, net of allowance of $1,069 and $912 as of June 30, 2008 and December 31, 2007, respectively	18,439	18,397
Furniture, equipment and leasehold improvements, net of accumulated depreciation and amortization	2,822	2,931
Software development costs, net of accumulated amortization	5,285	5,759
Goodwill and intangible assets, net of accumulated amortization	39,575	3,389
Prepaid expenses and other assets	2,748	1,938
Deferred tax assets, net	37,343	37,207

Total assets	$229,064	$198,366

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities
Accrued employee compensation	$5,951	$14,311
Deferred revenue	1,763	826
Accounts payable, accrued expenses, and other liabilities, including payables to related parties of $10 and $177 as of June 30, 2008 and December 31, 2007, respectively	10,603	8,832

Total liabilities	18,317	23,969

Commitments and Contingencies (Note 14)
Series B Preferred Stock, $.001 par value, 35,000 shares authorized, 28,000 shares issued and outstanding as of June 30, 2008, liquidation preference of $1,000 per share	24,172	—

Stockholders’ equity
Preferred stock, $0.001 par value, 4,855,000 shares authorized, no shares issued and outstanding as of June 30, 2008 and December 31, 2007, respectively	—	—
Series A Preferred Stock, $0.001 par value, 110,000 shares authorized, no shares issued and outstanding as of June 30, 2008 and December 31, 2007, respectively	—	—
Common stock voting, $0.003 par value, 110,000,000 shares authorized as of June 30, 2008 and December 31, 2007; 33,852,500 shares and 33,082,371 shares issued as of June 30, 2008 and December 31, 2007, respectively	101	99
Common stock non-voting, $0.003 par value, 10,000,000 authorized and 2,585,654 shares issued and outstanding as of June 30, 2008 and December 31, 2007	9	9
Additional paid-in capital	301,194	289,988
Receivable for common stock subscribed	(999)	(834)
Treasury stock — Common stock voting, at cost, 2,864,120 shares and 2,642,714 shares as of June 30, 2008 and December 31, 2007, respectively	(40,000)	(37,227)
Accumulated deficit	(72,310)	(76,754)
Accumulated other comprehensive loss	(1,420)	(884)

Total stockholders’ equity	186,575	174,397

Total liabilities and stockholders’ equity	$229,064	$198,366

The accompanying notes are an integral part of these consolidated financial statements.

MARKETAXESS HOLDINGS INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(In thousands, except share and per share amounts)
Revenues
Commissions
U.S. high-grade, including $2,137, $6,177, $4,057 and $12,141 from related parties for the three and six months ended June 30, 2008 and 2007, respectively	$12,554	$14,532	$24,956	$28,214
European high-grade, including $873, $1,180, $1,678 and $2,535 from related parties for the three and six months ended June 30, 2008 and 2007, respectively	5,120	4,456	9,709	9,210
Other, including $437, $1,335, $866 and $2,594 from related parties for the three and six months ended June 30, 2008 and 2007, respectively	2,464	2,468	4,768	4,725

Total commissions	20,138	21,456	39,433	42,149
Information and user access fees, including $73, $190, $126 and $377 from related parties for the three and six months ended June 30, 2008 and 2007, respectively	1,442	1,468	2,923	2,822
Investment income, including $209, $386, $476 and $914 from related parties for the three and six months ended June 30, 2008 and 2007, respectively	761	1,258	1,752	2,480
Technology products and services, including $7, $0, $22 and $0 from related parties for the three and six months ended June 30, 2008 and 2007, respectively	2,676	575	3,443	600
Other, including $45, $99, $87 and $202 from related parties for the three and six months ended June 30, 2008 and 2007, respectively	620	547	1,025	1,018

Total revenues	25,637	25,304	48,576	49,069

Expenses
Employee compensation and benefits	11,576	11,010	22,594	22,513
Depreciation and amortization	1,816	1,879	3,596	3,790
Technology and communications	2,048	1,935	4,153	3,698
Professional and consulting fees	2,521	1,786	4,674	3,622
Occupancy	739	805	1,506	1,554
Marketing and advertising	683	530	1,266	883
General and administrative, including $11, $12, $18 and $25 from related parties for the three and six months ended June 30, 2008 and 2007, respectively	1,495	1,320	3,063	2,501

Total expenses	20,878	19,265	40,852	38,561

Income before income taxes	4,759	6,039	7,724	10,508
Provision for income taxes	1,911	2,487	3,280	4,506

Net income	$2,848	$3,552	$4,444	$6,002

Net income per common share
Basic	$0.08	$0.11	$0.13	$0.19
Diluted	$0.08	$0.10	$0.13	$0.17
Weighted average shares used to compute net income per common share
Basic	32,931,838	32,927,868	32,672,484	31,871,228
Diluted	34,758,643	34,631,142	34,064,774	34,579,400
The accompanying notes are an integral part of these consolidated financial statements.

MARKETAXESS HOLDINGS INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
AND ACCUMULATED OTHER COMPREHENSIVE LOSS
FOR THE SIX MONTHS ENDED JUNE 30, 2008
(Unaudited)

					Treasury
		Common		Receivable	Stock		Accumu-	Total
	Common	Stock	Additional	for Common	Common	Accumu-	lated Other	Stock-
	Stock	Non-	Paid-In	Stock	Stock	lated	Comprehen-	holders’
	Voting	Voting	Capital	Subscribed	Voting	Deficit	sive Loss	Equity
	(In thousands)
Balance at December 31, 2007	$99	$9	$289,988	$(834)	$(37,227)	$(76,754)	$(884)	$174,397
Comprehensive income:
Net income	—	—	—	—	—	4,444	—	4,444
Cumulative translation adjustment and foreign currency exchange hedge, net of tax	—	—	—	—	—	—	(297)	(297)
Unrealized net loss on securities available-for-sale, net of tax	—	—	—	—	—	—	(239)	(239)

Total comprehensive income								3,908
Stock-based compensation	—	—	3,511	—	—	—	—	3,511
Issuance of common stock related to the acquisition of Greenline Financial Technologies, Inc.	2	—	5,773	—	—	—	—	5,775
Grants of restricted stock, net of withholding tax	—	—	(453)	—	—	—	—	(453)
Decrement in windfall from stock-based compensation	—	—	(213)	—	—	—	—	(213)
Issuance of common stock purchase warrant	—	—	2,588	—	—	—	—	2,588
Repayment of promissory notes, net of reclassification	—	—	—	(165)	—	—	—	(165)
Purchase of treasury stock	—	—	—	—	(2,773)	—	—	(2,773)

Balance at June 30, 2008	$101	$9	$301,194	$(999)	$(40,000)	$(72,310)	$(1,420)	$186,575

The accompanying notes are an integral part of these consolidated financial statements.

MARKETAXESS HOLDINGS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2008	2007
	(In thousands)
Cash flows from operating activities
Net income	$4,444	$6,002
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,596	3,790
Stock-based compensation expense	3,511	2,831
Deferred taxes	3,382	4,254
Provision for bad debts	571	152
Changes in operating assets and liabilities, net of business acquired:
Decrease (increase) in accounts receivable, including decrease of $2,569 and $2,128 from related parties for the six months ended June 30, 2008 and 2007, respectively	1,320	(1,730)
Decrease in prepaid expenses and other assets	208	758
(Decrease) in accrued employee compensation	(8,716)	(4,285)
Increase (decrease) in deferred revenue	82	(207)
Increase in accounts payable, accrued expenses and other liabilities, including (decrease) of ($167) and ($35) to related parties for the six months ended June 30, 2008 and 2007, respectively	523	734

Net cash provided by operating activities	8,921	12,299

Cash flows from investing activities
Acquisition of businesses, net of cash acquired (Note 3)	(35,233)	—
Securities available-for-sale:
Proceeds from maturities and sales	32,698	29,805
Purchases	(3,633)	(37,333)
Securities and cash provided as collateral	(19)	71
Purchases of furniture, equipment and leasehold improvements	(669)	(657)
Capitalization of software development costs	(1,356)	(1,708)

Net cash (used in) investing activities	(8,212)	(9,822)

Cash flows from financing activities
Issuance of Series B Preferred Stock and common stock purchase warrants	26,760	—
Grants of restricted stock, net of withholding tax	(453)	4,462
(Decrement in windfall) excess tax benefits from stock-based compensation	(213)	295
Repayment of promissory notes	43	98
Purchase of treasury stock — common stock voting	(2,773)	(23,857)

Net cash provided by (used in) financing activities	23,364	(19,002)

Effect of exchange rate changes on cash	(528)	(125)

Cash and cash equivalents
Net increase (decrease) for the period	23,545	(16,650)
Beginning of year	72,711	82,000

End of period	$96,256	$65,350

Supplemental cash flow information:
Cash paid during the year:
Income taxes paid	$35	$57
Non-cash activity:
Issuance of common stock in connection with business acquisition	$5,775	$—
Non-cash exercise of warrants and issuance of common stock	$—	$11,658
The accompanying notes are an integral part of these consolidated financial statements.

MARKETAXESS HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Unaudited
1. Organization and Principal Business Activity
     MarketAxess Holdings Inc. (the “Company”) was incorporated in the State of Delaware on April 11, 2000. Through its subsidiaries, the Company operates an electronic trading platform for corporate bonds and certain other types of fixed-income securities, through which the Company’s institutional investor clients can access the liquidity provided by its broker-dealer clients. The Company’s multi-dealer trading platform allows its institutional investor clients to simultaneously request competitive, executable bids or offers from multiple broker-dealers, and to execute trades with the broker-dealer of their choice. The Company offers its clients the ability to trade U.S. high-grade corporate bonds, European high-grade corporate bonds, credit default swaps, agencies, high yield and emerging markets bonds. The Company’s DealerAxess® trading service allows dealers to trade fixed-income securities with each other on its platform. Through its Corporate BondTicker™ service, the Company provides fixed-income market data, analytics and compliance tools that help its clients make trading decisions. In addition, the Company provides FIX (Financial Information Exchange) message management tools, connectivity solutions and ancillary technology services that facilitate the electronic communication of order information between trading counterparties.
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

MARKETAXESS HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Unaudited (Continued)
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
     Technology licenses and services. The Company recognizes revenues from technology software licenses, maintenance and support services (referred to as post-contract technical support or “PCS”) and professional consulting services in accordance with the provisions of the American Institute of Certified Public Accountants’ Statement of Position (“SOP”) 97-2, “Software Revenue Recognition” (“SOP 97-2”) as amended by SOP 98-4 and SOP 98-9 and clarified by Staff Accounting Bulletin (“SAB”) 101, SAB No. 104 and Emerging Issues Task Force (“EITF”) 00-21 and SOP 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts” (“SOP 81-1”). Revenue is generally recognized when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, and collection is considered probable. The Company generally sells software licenses and services together as part of multiple-element arrangements. The Company also enters into contracts for technology integration consulting services unrelated to any software product. When the Company enters into a multiple-element arrangement, it uses the residual method to allocate the total fee among the elements of the arrangement. Under the residual method, license revenue is recognized upon delivery when vendor-specific objective evidence of fair value exists for all of the undelivered elements in the arrangement, but does not exist for one or more of the delivered elements in the arrangement. Each license arrangement requires that the Company analyze the individual elements in the transaction and estimate the fair value of each undelivered element, which typically includes PCS and professional services. License revenue consists of license fees charged for the use of the Company’s products under perpetual and, to a lesser extent, term license arrangements. License revenue from a perpetual arrangement is generally recognized upon delivery while license revenue from a term arrangement is recognized ratably over the

MARKETAXESS HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Unaudited (Continued)
duration of the arrangement on a straight-line basis. If the professional services are essential to the functionality of the software product, the license revenue is recognized upon customer acceptance or satisfaction of the service obligation.
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
     PCS includes telephone support, bug fixes and unspecified rights to product upgrades and enhancements, and is recognized rateably over the term of the service period, which is generally 12 months. The Company estimates the fair value of the PCS portion of an arrangement based on the price charged for PCS when sold separately. The Company sells PCS separately from any other element when customers renew PCS.
     Revenues from contracts for technology integration consulting services are recognized on the percentage-of-completion method in accordance with SOP 81-1. Percentage-of-completion accounting involves calculating the percentage of services provided during the reporting period compared to the total estimated services to be provided over the duration of the contract. If estimates indicate that a contract loss will occur, a loss provision is recorded in the period in which the loss first becomes probable and reasonably estimable. Contract losses are determined to be the amount by which the estimated direct and indirect costs of the contract exceed the estimated total revenues that will be generated by the contract. There were no contract loss provisions recorded as of June 30, 2008 and December 31, 2007. Revenues recognized in excess of billings are recorded as unbilled services. Billings in excess of revenues recognized are recorded as deferred revenues until revenue recognition criteria are met.
Stock-Based Compensation for Employees
     The Company measures and recognizes compensation expense for all share-based payment awards made to employees in accordance with Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), “Share-Based Payment”. This statement requires that compensation expense for all share-based awards be recognized based on their estimated fair values measured as of the grant date. These costs are recognized as an expense in the Consolidated Statements of Operations over the requisite service period, which is typically the vesting period, with an offsetting increase to additional paid-in capital.
Income Taxes
     Income taxes are accounted for using the asset and liability method in accordance with SFAS No. 109, “Accounting for Income Taxes.” Deferred income taxes reflect the net tax effects of temporary differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when such differences are expected to reverse. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is recognized against deferred tax assets if it is more likely than not that such assets will not be realized in future years.
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
     The Company enters into a foreign currency forward contract to hedge its net investment in its U.K. subsidiaries. In accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” gains and losses on these transactions are deferred and included in accumulated other comprehensive loss in the Consolidated Statements of Financial Condition.
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

MARKETAXESS HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Unaudited (Continued)
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
Earnings Per Share
     Earnings per share (“EPS”) is calculated in accordance with SFAS No, 128, “Earnings Per Share” and EITF 03-6, “Participating Securities and the Two-Class Method under FASB Statement No. 128” (“EITF 03-6”). Basic earnings per share is computed by dividing the net income attributable to common stock by the weighted-average number of shares of common stock outstanding for the period, including consideration of the two-class method to the extent that participating securities were outstanding during the period. Under the two-class method, undistributed net income is allocated to common stock and participating securities based on their respective right to share in dividends. The Series B Preferred Stock is convertible into shares of common stock and also includes a right whereby, upon the declaration or payment of a dividend or distribution on the common stock, a dividend or distribution must also be declared or paid on the Series B Preferred Stock based on the number of shares of common stock into which such securities were convertible at the time. Due to these rights, under EITF 03-6, the Series B Preferred Stock is considered a participating security requiring the use of the two-class method for the computation of basic EPS.
     Diluted EPS is computed using the more dilutive of the (a) if-converted method or (b) two-class method. Since the Series B Preferred Stock participates equally with the common stock in dividends and unallocated income, diluted EPS under the if-converted method is equivalent to the two-class method. Weighted-average shares outstanding of common stock reflects the dilutive effect that could occur if convertible securities or other contracts to issue common stock were converted into or exercised for common stock.
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
Recent Accounting Pronouncements
     In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value and requires enhanced disclosures about fair value measurements. Effective January 1, 2008, the Company adopted SFAS 157 for all financial assets and liabilities and for non-financial assets and liabilities recognized or disclosed at fair value at least annually. In February 2008, the FASB issued Staff Position No. 157-2, which delayed the effective date of SFAS 157 to fiscal years beginning after November 15, 2008 for non-financial assets and liabilities, except for items that are recognized or disclosed at fair value on a recurring basis. The Company is currently evaluating the impact of SFAS 157 on valuation of all other non-financial assets and liabilities. The adoption of SFAS 157 had no material effect on the Consolidated Statements of Financial Condition and Consolidated Statements of Operations.
     In February 2007, the FASB issued SFAS No. 159, “Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 permits companies to elect to measure eligible financial instruments, commitments and certain other arrangements at fair value at specified election dates, with changes in fair value recognized in earnings at each subsequent reporting period. The Company did not elect the fair value option for any of its existing financial instruments. Accordingly, adoption of SFAS 159 had no material effect on the Consolidated Financial Statements.
     In December 2007, the FASB issued SFAS No. 141 (revised), “Business Combinations” (“SFAS 141R”). The standard changes the accounting for business combinations, including the measurement of acquirer shares issued in consideration for a business combination, the recognition of contingent consideration, the accounting for pre-acquisition gain and loss contingencies, the

MARKETAXESS HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Unaudited (Continued)
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
     In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities — An Amendment of FASB Statement No. 133” (“ SFAS 161”). SFAS 161 expands the disclosure requirements for derivative instruments and hedging activities. SFAS 161 is effective for fiscal years beginning after November 15, 2008. The Company is currently evaluating the potential impact of SFAS 161 on its Consolidated Financial Statements.
Reclassifications
     Certain reclassifications have been made to the prior periods’ financial statements in order to conform to the current period’s presentation. Such reclassifications had no effect on previously reported net income.
3. Acquisition
     On March 5, 2008, the Company acquired all of the outstanding capital stock of Greenline Financial Technologies, Inc. (“Greenline”), an Illinois-based provider of integration, testing and management solutions for FIX-related products and services designed to optimize electronic trading of fixed-income, equity and other exchange-based products, and approximately ten percent of the outstanding capital stock of TradeHelm, Inc., a Delaware corporation that was spun-out from Greenline immediately prior to the acquisition. The acquisition of Greenline broadens the range of technology services that the Company offers to institutional financial markets, provides an expansion of the Company’s client base, including global exchanges and hedge funds, and further diversifies the Company’s revenues beyond the core electronic credit trading products. The results of operations of Greenline are included in the Consolidated Financial Statements from the date of the acquisition.
     The aggregate consideration for the Greenline acquisition was $41.4 million, comprised of $35.0 million in cash, 725,923 shares of common stock valued at $5.8 million and $0.6 million of acquisition-related costs. In addition, the sellers are eligible to receive up to an aggregate of $3.0 million in cash, subject to Greenline attaining certain earn-out targets over the next two years. The cash portion of the purchase price is subject to a post-closing adjustment based on the net working capital of Greenline on the closing date, on customary terms. A total of $2.3 million of the purchase price has been deposited into escrow accounts to satisfy potential indemnity claims and the post-closing net working capital adjustment. Absent any indemnity claims, the final amounts held in escrow will be distributed to the sellers on March 6, 2009. The shares of our common stock to be issued to each selling shareholder of Greenline shall be held by the Company and released in two equal installments on December 20, 2008 and December 20, 2009, respectively. The value ascribed to the shares was discounted from the market value to reflect the non-marketability of such shares during the restriction period.
     The Company has completed a preliminary allocation of the purchase price to the fair value of assets acquired and liabilities assumed at the date of acquisition. It is possible that the purchase price allocation will be adjusted upon finalization of the accounting for the acquired assets. The preliminary purchase price allocation is as follows (in thousands):

MARKETAXESS HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Unaudited (Continued)

Cash	$6,406
Accounts receivable	2,141
Amortizable intangibles	8,330
Goodwill	28,415
Deferred tax assets, net	3,135
Other assets, including investment in TradeHelm	1,429
Accounts payable, accrued expenses and deferred revenue	(8,489)

Total purchase price	$41,367

     The amortizable intangibles include $3.2 million of acquired technology, $3.3 million of customer relationships, $1.3 million of non-competition agreements and $0.5 million of tradenames. Useful lives of ten years and five years have been assigned to the customer relationships intangible and all other amortizable intangibles, respectively. The identifiable intangible assets and goodwill are not deductible for tax purposes.
     The following unaudited pro forma consolidated financial information reflects the results of operations of the Company for the three months ended June 30, 2007 and the six months ended June 30, 2008 and 2007, as if the acquisition of Greenline had occurred as of the beginning of the period presented, after giving effect to certain purchase accounting adjustments. These pro forma results are not necessarily indicative of what the Company’s operating results would have been had the acquisition actually taken place as of the beginning of the period presented. The pro forma financial information includes the amortization charges from acquired intangible assets, adjustments to interest income and related tax effects.

	Pro forma
	Three Months Ended	Six Months Ended June 30,
	June 30, 2007	2008	2007
	(In thousands, except per share amounts)
Revenues	$26,461	$50,167	$51,170
Income before income taxes	$5,725	$8,049	$9,932
Net income	$3,380	$4,650	$5,689
Basic net income per common share	$0.10	$0.14	$0.17
Diluted net income per common share	$0.10	$0.14	$0.16
4. Net Capital Requirements and Customer Protection Requirements
     MarketAxess Corporation is a registered broker-dealer with the SEC and is a member of the Financial Industry Regulatory Authority (“FINRA”). MarketAxess Corporation claims exemption from SEC Rule 15c3-3, as it does not hold customer securities or funds on account, as defined. Pursuant to the Uniform Net Capital Rule under the Securities Exchange Act of 1934, MarketAxess Corporation is required to maintain minimum net capital, as defined, equal to the greater of $5,000 or 6 2/3% of aggregate indebtedness. MarketAxess Europe Limited is registered as a Multilateral Trading Facility with the Financial Services Authority (“FSA”) in the U.K. MarketAxess Canada Limited is registered as an Alternative Trading System dealer under the Securities Act of Ontario and is a member of the Investment Industry Regulatory Organization of Canada. MarketAxess Europe Limited and MarketAxess Canada Limited are subject to certain financial resource requirements of the FSA and the Ontario Securities Commission, respectively. The following table sets forth the capital requirements, as defined, the Company’s subsidiaries were required to maintain as of June 30, 2008:

	MarketAxess	MarketAxess	MarketAxess
	Corporation	Europe Limited	Canada Limited
	(In thousands)
Net capital	$17,568	$21,685	$556
Minimum net capital required	697	3,474	295

Excess net capital	$16,871	$18,211	$261

MARKETAXESS HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Unaudited (Continued)
     The Company’s regulated subsidiaries are subject to U.S., U.K. and Canadian regulations which prohibit repayment of borrowings from the Company or affiliates, paying cash dividends, making loans to the Company or affiliates or otherwise entering into transactions that result in a significant reduction in regulatory net capital or financial resources, respectively, without prior notification to or approval from such regulated entity’s principal regulator.
5. Fair Value Measurements
     SFAS 157 defines fair value as “the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.” It also establishes a three-tiered fair value hierarchy that prioritizes inputs to valuation techniques used in fair value calculations. The three levels of inputs are defined as Level 1 (unadjusted quoted prices for identical assets or liabilities in active markets), Level 2 (inputs that are observable in the marketplace other than those inputs classified in Level 1) and Level 3 (inputs that are unobservable in the marketplace). The Company’s financial assets and liabilities measured at fair value on a recurring basis consist of its securities available-for-sale portfolio and one foreign currency forward contract. The following table summarizes the valuation of the Company’s assets and liabilities measured at fair value at June 30, 2008.

	Level 1	Level 2	Level 3	Total
	(In thousands)
Securities available-for-sale
Federal agency issues and municipal securities	$—	$13,556	$—	$13,556
Auction rate securities	—	4,665	3,901	8,566
Foreign currency forward position	—	(480)	—	(480)

	$—	$17,741	$3,901	$21,642

     The following table is a reconciliation of financial assets measured at fair value using significant unobservable inputs (Level 3) for the three and six months ended June 30, 2008:

Balance as of January 1, 2008 and March 31, 2008	$—
Transfers into Level 3	4,300
Total unrealized losses included in other comprehensive loss	(399)

Balance as of June 30, 2008	$3,901

     Securities classified within Level 2 were valued using a market approach utilizing prices and other relevant information generated by market transactions involving comparable assets. Several of the Company’s investments in auction rate securities are classified within Level 3 because some of the inputs to the pricing model used to value the securities were unobservable in the market. The foreign currency forward contract is classified within Level 2 as the valuation inputs are based on quoted market prices.
     As of June 30, 2008, the Company had $8.6 million invested in municipal auction rate securities with a face value of $9.0 million. Liquidity for these securities is typically provided by an auction process that resets the applicable interest rate at pre-determined intervals. All of the municipal auction rate securities held are rated AAA or AA by Standard & Poor’s and, in some cases, the pool of assets underlying the securities is guaranteed by the U.S. Department of Education. Auctions for these securities began to fail in February 2008 and, as a result, the Company has been unable to liquidate these holdings. While interest on the municipal auction rate securities continues to be earned and received at the maximum contractual rate, the Company has concluded that estimated fair value for two of these securities no longer approximates par value as of June 30, 2008. During the quarter ended June 30, 2008, the Company recorded an unrealized loss of approximately $0.4 million to accumulated other comprehensive loss in the Consolidated Statements of Financial Condition. The decline in fair value is deemed temporary since the Company has the intent and ability to hold these investments until anticipated full recovery in fair value occurs. Due to the uncertainty in the credit markets, it is reasonably possible that the fair value of the municipal auction rate securities may change in the near term. If the credit markets recover and successful auctions resume or the issuer calls the security, the Company may be able to recover an amount greater than the carrying value of its investment. However, if the issuers are unable to successfully close future auctions or call the securities, or if the issuers’ credit rating deteriorates, the Company may further adjust the carrying value of its investment in municipal auction rate securities and may need to consider an other-than-temporary impairment charge.

MARKETAXESS HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Unaudited (Continued)
     The following is a summary of the Company’s securities available-for-sale:

		Gross	Gross	Estimated
	Amortized	unrealized	unrealized	fair
	cost	gains	losses	value
	(In thousands)
As of June 30, 2008
Federal agency issues and municipal securities	$22,447	$84	$(409)	$22,122

As of December 31, 2007
Federal agency issues and municipal securities	$51,512	$78	$(11)	$51,579
6. Furniture, Equipment and Leasehold Improvements
     Furniture, equipment and leasehold improvements, net, are comprised of the following:

	As of
	June 30, 2008	December 31, 2007
	(In thousands)
Computer hardware and related software	$17,305	$16,523
Office hardware	3,546	3,317
Furniture and fixtures	1,893	1,834
Leasehold improvements	2,228	2,226
Accumulated depreciation and amortization	(22,150)	(20,969)

Total furniture, equipment and leasehold improvements, net	$2,822	$2,931

7. Software Development Costs
     During the six months ended June 30, 2008 and 2007, software development costs totaling $1.4 million and $1.7 million, respectively, were capitalized. Non-capitalized software costs and routine maintenance costs are expensed as incurred and are included in employee compensation and benefits and professional and consulting fees in the Consolidated Statements of Operations. Software development costs, net, are comprised of the following:

	As of
	June 30, 2008	December 31, 2007
	(In thousands)
Software development costs	$18,701	$17,344
Accumulated amortization	(13,416)	(11,585)

Total software development costs, net	$5,285	$5,759

8. Goodwill and Intangible Assets
     Goodwill and intangible assets principally relate to the allocation of purchase price associated with the acquisition of Trade West Systems, LLC, which was completed in November 2007, and the preliminary allocation of purchase price for the acquisition of Greenline. The following is a summary of changes in goodwill for the six months ended June 30, 2008 (in thousands):

Balance at December 31, 2007	$2,361
Goodwill from Greenline acquisition	28,415
Trade West Systems purchase price allocation adjustment	18

Balance at June 30, 2008	$30,794

MARKETAXESS HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Unaudited (Continued)
     Intangible assets that are subject to amortization, including the related accumulated amortization, are comprised of the following:

	June 30, 2008			December 31, 2007
		Accumulated	Net Carrying		Accumulated	Net Carrying
	Cost	Amortization	Amount	Cost	Amortization	Amount
		(In thousands)			(In thousands)
Technology	$4,010	$(310)	$3,700	$770	$(26)	$744
Customer relationships	3,530	(176)	3,354	220	(4)	216
Non-competion agreements	1,260	(81)	1,179	—	—	—
Tradenames	590	(42)	548	70	(2)	68

Total	$9,390	$(609)	$8,781	$1,060	$(32)	$1,028

     Amortization expense associated with identifiable intangible assets was $0.6 million for the six months ended June 30, 2008. Estimated amortization expense is $1.4 million for 2008, $1.7 million for 2009 and 2010, $1.6 million for 2011 and $1.5 million for 2012.
9. Income Taxes
     The provision for income taxes consists of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(In thousands)
Current:
Federal	$—	$—	$—	$—
State and local	—	88	—	88
Foreign	58	87	115	78

Total current provision	58	175	115	166

Deferred:
Federal	922	1,393	1,708	2,614
State and local	343	649	723	1,257
Foreign	588	270	734	469

Total deferred provision	1,853	2,312	3,165	4,340

Provision for income taxes	$1,911	$2,487	$3,280	$4,506

     The following is a summary of the Company’s net deferred tax assets:

	As of
	June 30, 2008	December 31, 2007
	(In thousands)
Deferred tax assets and liabilities	$37,966	$37,830
Valuation allowance	(623)	(623)

Deferred tax assets, net	$37,343	$37,207

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
     As a result of the implementation of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109,” effective January 1, 2007, the Company recognized an increase in deferred tax assets of $3.0 million related to previously unrecognized tax benefits, which was accounted for as an increase to additional paid-in capital of $0.3 million and an increase in accrued expenses of $2.7 million. Unrecognized tax benefits as of December 31, 2007 and June 30, 2008 were $2.7 million. If recognized, this entire amount would impact the effective tax rate.

MARKETAXESS HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Unaudited (Continued)
     The Company recognizes interest and penalties related to unrecognized tax benefits in general and administrative expenses in the Consolidated Statements of Operations. Interest expense was zero for the three and six months ended June 30, 2008 and $28,000 for the three and six months ended June 30, 2007.
     In the first quarter of 2007, the Company experienced an ownership change within the meaning of Section 382 of the Internal Revenue Code. The Company does not believe that this ownership change significantly impacts its ability to utilize existing net operating loss carryforwards.
10. Related Parties
     The Company generates commissions, information and user access fees, investment income, technology products and services revenues and other income and related accounts receivable balances from Stockholder Broker-Dealer Clients or their affiliates. In addition, a Stockholder Broker-Dealer Client acts in an investment advisory, custodial and cash management capacity for the Company. The Company incurs investment advisory and bank fees in connection with this arrangement. The Company also maintained an account with a Stockholder Broker-Dealer Client in connection with its share repurchase program. As of the dates and for the periods indicated below, the Company had the following balances and transactions with the Stockholder Broker-Dealer Clients or their affiliates:

	As of
	June 30, 2008	December 31, 2007
	(In thousands)
Cash and cash equivalents	$96,120	$71,598
Securities and cash provided as collateral	3,974	3,955
Accounts receivable	3,721	6,290
Accounts payable, accrued expenses and other liabilities	10	177

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(In thousands)
Commissions	$3,446	$8,692	$6,601	$17,270
Information and user access fees	73	190	126	377
Investment income	209	386	476	914
Technology products and services	7	—	22	—
Other income	45	99	87	202
General and administrative	11	12	18	25
11. Stockholders’ Equity and Preferred Stock
Common Stock
     As of June 30, 2008 and December 31, 2007, the Company had 110,000,000 authorized shares of common stock and 10,000,000 authorized shares of non-voting common stock. Common stock entitles the holder to one vote per share of common stock held. During the six months ended June 30, 2007, a total of 539,725 shares of non-voting common stock were converted to common stock.
     During the six months ended June 30, 2007, two Stockholder Broker-Dealer Clients converted 2,379,200 warrants into 2,378,764 shares of common stock through cashless exercises. The exercise of warrants during 2007 and prior years resulted in an unrecognized deferred tax asset of $18.3 million that will be recorded as an increase to additional paid-in capital once the tax benefit serves to reduce taxes payable in future years.
     In October 2006, the Board of Directors of the Company authorized a share repurchase program for up to $40.0 million of common stock. Shares repurchased under the program will be held in treasury for future use. During the six months ended June 30, 2008, a total of 221,406 shares were repurchased at a cost of $2.8 million. The share repurchase program was completed in January 2008. A total of 2,864,120 shares were repurchased at an aggregate cost of $40.0 million over the life of the repurchase program.

MARKETAXESS HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Unaudited (Continued)
Series B Preferred Stock and Warrants
     On June 2, 2008, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with two funds managed by Technology Crossover Ventures (the “Purchasers”), pursuant to which the Company agreed to issue and sell to the Purchasers (i) 35,000 shares of the Company’s Series B Preferred Stock, which shares are convertible into an aggregate of 3,500,000 shares of common stock and (ii) warrants (the “Warrants” and, together with the Series B Preferred Stock, the “Securities”) to purchase an aggregate of 700,000 shares of common stock at an exercise price of $10.00 per share, for an aggregate purchase price of $35.0 million. The Securities were purchased in two tranches on June 3, 2008 and July 14, 2008, with the first tranche representing 28,000 shares of Series B Preferred Stock and Warrants to purchase 560,000 shares of common stock for an aggregate purchase price of $28.0 million, and the second tranche representing the remainder of the Securities for an aggregate purchase price of $7.0 million. The net proceeds, after the placement agent fee and legal fees, were $26.8 million for the first tranche and $6.8 million for the second tranche.
     The Purchasers have the right to nominate one director to the Board of Directors of the Company if they beneficially own at least 1,750,000 shares of common stock. The Purchasers also have registration rights that require the Company, within six months after the closing date, to file a registration statement with the SEC to register the resale of the shares of common stock issuable upon conversion of the Series B Preferred Stock and upon exercise of the Warrants, and to cause such registration statement to become effective under the Securities Act of 1933, as amended, no later than twelve months after the closing. The Company has also agreed to provide the Purchasers with certain piggyback registration rights.
     The purchase price of the Series B Preferred Stock was $1,000.00 per share (the “Original Series B Issue Price”). In the event of a Liquidation Event (as such term is defined in the Series B Certificate of Designation), each holder of the Series B Preferred Stock is entitled to receive, prior to any distribution to the holders of the common stock, the greater of (i) an amount per share of Series B Preferred Stock equal to the Original Series B Issue Price, plus any declared but unpaid dividends thereon, and (ii) the amount such holder would have received in connection with the Liquidation Event if the holder held the number of shares of common stock issuable upon conversion of the Series B Preferred Stock then held by such holder.
     The shares of Series B Preferred Stock are convertible at any time by the holders thereof at a conversion price of $10.00 per share, subject to anti-dilution adjustments in the event of a stock split, stock dividend, reverse stock split or similar transaction. The Series B Preferred Stock will be automatically converted into shares of common stock at the then-applicable conversion price if at any time after June 3, 2009 (the first anniversary of the original issuance of the Series B Preferred Stock), the closing price of the common stock is at least $17.50 on each trading day for a period of 65 consecutive trading days.
     The Series B Preferred Stock includes a dividend right whereby, upon the declaration or payment of a dividend or distribution on the common stock, a dividend or distribution must also be declared or paid on the Series B Preferred Stock based on the number of shares of common stock into which such shares of Series B Preferred Stock would be convertible at the time. The holders of the Series B Preferred Stock also have voting rights equal to the aggregate number of shares of common stock issuable upon conversion of such holders’ shares of Series B Preferred Stock.
     As discussed above, the Warrants entitle the Purchasers to purchase an aggregate of 700,000 shares of common stock at an exercise price of $10.00 per share. The Warrants may be exercised for cash or on a net exercise basis. The Warrants expire on the tenth anniversary of the date they were first issued and are subject to customary anti-dilution adjustments in the event of stock splits, reverse stock splits, stock dividends and similar transactions. The net proceeds from the issuance have been allocated to the Series B Preferred Stock and Warrants based on their relative fair value on the respective closing dates and resulted in $2.6 million (first tranche) being allocated to the Warrants as of June 30, 2008. The fair value of the Warrants was computed using the Black-Scholes option pricing model.
     The Series B Preferred Stock does not contain an unconditional obligation requiring the Company to redeem the shares at a specified date or upon the occurrence of an event certain. While liability classification does not apply, there are certain liquidation scenarios not solely within the Company’s control. Therefore, the portion of the net proceeds attributable to the Series B Preferred Stock has been classified as mezzanine and not permanent equity. The Series B Preferred Stock is not being accreted to its redemption value since the occurrence of a redemption event is not considered probable.

MARKETAXESS HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Unaudited (Continued)
Stockholder Rights Agreement
     On June 2, 2008, the Board of Directors implemented a stockholders rights agreement and declared a distribution of one right (a “Right”) for each outstanding share of common stock and non-voting common stock, to stockholders of record at the close of business on June 20, 2008 and for each share of common stock and non-voting common stock issued by the Company thereafter and prior to the Distribution Date (as defined in the stockholders rights agreement). Each Right entitles the registered holder, subject to the terms of the stockholders rights agreement, to purchase from the Company one one-thousandth of a share of Series A Preferred Stock, par value $0.001 per share (a “Unit), at a price of $40.00 per Unit, subject to adjustment.
12. Stock-Based Compensation Plans
     Stock-based compensation expense for the three and six months ended June 30, 2008 and 2007 was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(In thousands)
Employee:
Stock options	$983	$768	$1,908	$1,681
Restricted stock	708	387	1,400	950

	1,691	1,155	3,308	2,631

Non-employee directors:
Stock options	25	26	62	65
Restricted stock	56	54	141	135

	81	80	203	200

Total stock-based compensation	$1,772	$1,235	$3,511	$2,831

     The Company records stock-based compensation for employees in employee compensation and benefits and for non-employee directors in general and administrative expenses in the Consolidated Statements of Operations.
     During the six months ended June 30, 2008, the Company granted to employees a total of 817,820 options to purchase shares of common stock, 90,865 shares of restricted stock and performance-based shares with a target pay-out of 177,680 shares of common stock. Based on the Black-Scholes option pricing model, the weighted average fair value for each option granted was $4.57 per share. The fair value of the restricted stock and performance-based share awards was based on a weighted-average grant date fair value of $10.87 per share. As of June 30, 2008, there was $13.7 million of total unrecognized compensation costs related to non-vested awards. That cost is expected to be recognized over a weighted-average period of 1.6 years.

MARKETAXESS HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Unaudited (Continued)
13. Earnings Per Share
     The following table sets forth the computation of basic and diluted earnings per common share.

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(In thousands, except share and per share amounts)
Basic EPS
Net income	$2,848	$3,552	$4,444	$6,002
Amount allocable to common shareholders	97.2%	100.0%	98.6%	100.0%

Net income applicable to common stock	$2,769	$3,552	$4,381	$6,002

Common stock — voting	30,346,184	30,342,214	30,086,830	29,015,712
Common stock — non-voting	2,585,654	2,585,654	2,585,654	2,855,516

Basic weighted average shares outstanding	32,931,838	32,927,868	32,672,484	31,871,228

Basic earnings per share	$0.08	$0.11	$0.13	$0.19

Diluted EPS
Net income	$2,848	$3,552	$4,444	$6,002

Basic weighted average shares outstanding	32,931,838	32,927,868	32,672,484	31,871,228
Effect of dilutive shares:
Series B Preferred Stock	933,333	—	466,667	—
Warrants	—	—	—	1,159,465
Stock options and restricted stock	893,471	1,703,274	925,624	1,548,707

Diluted weighted average shares outstanding	34,758,643	34,631,142	34,064,774	34,579,400

Diluted earnings per share	$0.08	$0.10	$0.13	$0.17

      Stock options, restricted stock and warrants totaling 4,954,362 shares and 73,446 shares for the three months ended June 30, 2008 and 2007, respectively, and 4,888,822 shares and 576,148 shares for the six months ended June 30, 2008 and 2007, respectively, were excluded from the computation of diluted earnings per share because their effect would have been antidilutive.
14. Commitments and Contingencies
     The Company leases office space and equipment under non-cancelable lease agreements expiring at various dates through 2016. These leases are subject to escalation based on certain costs incurred by the landlord. Minimum rental commitments under such leases, net of sublease income, are as follows (in thousands):

Remainder of 2008	$1,129
2009	2,286
2010	1,090
2011	663
2012	603
2013	605
Thereafter	1,181
     Rental expense of $0.6 million for both the three months ended June 30, 2008 and 2007, and $1.2 million and $1.3 million for the six months ended June 30, 2008 and 2007, respectively, is included in occupancy expenses in the Consolidated Statements of Operations. Rental expense has been recorded based on the total minimum lease payments after giving effect to rent abatement and concessions, which are being amortized on a straight-line basis over the life of the lease, and sublease income.
     The Company has entered into a sublease agreement on one of its leased properties through the April 2011 lease termination date. A loss on the sublease was recorded in 2001. The sublease loss accrual as of June 30, 2008 and December 31, 2007 was $0.6 million and $0.7 million, respectively. In May 2008, the Company assigned the lease agreement on another leased property. The Company is

MARKETAXESS HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Unaudited (Continued)
contingently liable should the assignee default on future lease obligations through the November 2016 lease termination date. The aggregate amount of future lease obligations under these two arrangements is $6.7 million as of June 30, 2008.
     The Company is contingently obligated for standby letters of credit that were issued to landlords for office space. The Company uses a U.S. government obligation as collateral for these standby letters of credit. This collateral is included with securities and cash provided as collateral in the Consolidated Statements of Financial Condition and had a fair market value of $3.3 million as of June 30, 2008 and December 31, 2007.
     In June 2006, MarketAxess Corporation commenced operating an anonymous matching service for its broker-dealer clients. MarketAxess Corporation executes trades on a riskless principal basis, which are cleared and settled by an independent clearing broker. The securities clearing agreement that MarketAxess Corporation maintains with the independent clearing broker commenced in December 2004. Under the securities clearing agreement, MarketAxess Corporation maintains a collateral deposit with the clearing broker in the form of cash or U.S. government securities. As of June 30, 2008 and December 31, 2007, the collateral deposit included in securities and cash provided as collateral in the Consolidated Statements of Financial Condition was $0.5 million. MarketAxess Corporation is exposed to credit risk in the event a counterparty does not fulfill its obligation to complete a transaction. Pursuant to the terms of the securities clearing agreement between MarketAxess Corporation and the independent clearing broker, the clearing broker has the right to charge MarketAxess Corporation for losses resulting from a counterparty’s failure to fulfill its contractual obligations. The losses are not capped at a maximum amount and apply to all trades executed through the clearing broker. As of June 30, 2008, MarketAxess Corporation recorded no liabilities with regard to this right.
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
     In January 2007, two former employees commenced arbitration proceedings against MarketAxess Corporation before FINRA arising out of the expiration of certain vested and unvested stock options and unvested restricted shares issued to them. In April 2007, one of those former employees brought a separate FINRA arbitration against MarketAxess Holdings Inc. based on the same claim he had filed against MarketAxess Corporation. The arbitrations filed by this former employee were consolidated before FINRA and, by an award served on the parties on June 20, 2008, the FINRA arbitration panel denied the former employee’s claims, totaling approximately $3.6 million, in their entirety.
     The claim of the other former employee, which is pending before FINRA and for which no hearing dates have yet been scheduled, is that the Company wrongfully failed to accelerate the vesting of his then unvested options and restricted shares upon his termination and also failed to waive the 90-day time period within which he was required to exercise his vested options. This former employee further alleges that he is entitled to a bonus for the approximately five months that he worked for MarketAxess Corporation during 2006. The alleged damages sought by this former employee total approximately $0.9 million, plus statutory interest, and an unstated amount of punitive damages, costs and expenses. The Company has vigorously defended the claims brought against it and MarketAxess Corporation. Based on currently available information, management believes that the likelihood of a material loss is not probable. Accordingly, no amount has been provided in the accompanying financial statements. However, arbitration is subject to inherent uncertainties and unfavorable rulings could occur.

MARKETAXESS HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Unaudited (Continued)
15. Comprehensive Income
     Comprehensive income was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(In thousands)
Net income	$2,848	$3,552	$4,444	$6,002
Cumulative translation adjustment and foreign currency exchange hedge, net of taxes	(176)	(42)	(297)	(83)
Unrealized net loss on securities available-for-sale, net of taxes	(268)	(31)	(239)	(31)

Total comprehensive income	$2,404	$3,479	$3,908	$5,888

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
Executive Overview
     MarketAxess operates one of the leading platforms for the electronic trading of corporate bonds and certain other types of fixed-income securities. Through our platform, 656 active institutional investor client firms (firms that executed at least one trade through our electronic trading platform between July 2007 and June 2008) can access the aggregate liquidity provided by the collective interest of our 31 broker-dealer clients in buying or selling bonds through our platform. Our active institutional investor clients include investment advisers, mutual funds, insurance companies, public and private pension funds, bank portfolios and hedge funds. Our DealerAxess® trading service allows dealers to trade fixed-income securities and credit default swaps with each other on our platform. Through our Corporate BondTicker™ service, we provide fixed-income market data, analytics and compliance tools that help our clients make trading decisions. In addition, through our subsidiary, MarketAxess Technologies Inc., we provide FIX (Financial Information Exchange) message management tools, connectivity solutions and ancillary technology services that facilitate the electronic communication of order information between trading counterparties. Our revenues are primarily generated from the trading of U.S. and European high-grade corporate bonds.
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
     Our U.S. subsidiary, MarketAxess Corporation, is a registered broker-dealer with the SEC and is a member of FINRA. Our U.K. subsidiary, MarketAxess Europe Limited, is registered as a Multilateral Trading Facility dealer with the FSA in the U.K. MarketAxess Canada Limited, a Canadian subsidiary that we incorporated in May 2003, is registered as an Alternative Trading System dealer under the Securities Act of Ontario and is a member of the Investment Industry Regulatory Organization of Canada. Relevant regulations prohibit repayment of borrowings from these subsidiaries or their affiliates, paying cash dividends, making loans to us or our affiliates or otherwise entering into transactions that result in a significant reduction in regulatory net capital or financial resources, without prior notification to or approval from such regulated entity’s principal regulator.
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
     The past year has been a period of significant turmoil in the U.S. and European credit markets, especially in short-term funding and floating rate note instruments. A widespread retrenchment in the credit markets resulted in increased credit spreads and significantly higher credit spread volatility across a wide range of asset classes. The average daily trading volume of U.S. high-grade corporate bonds for the year ended June 30, 2008 decreased by 13.1% compared to the year ended June 30, 2007. We believe that a resultant lack of liquidity in the credit markets led institutional investors to reduce overall bond trading activity and conduct a higher percentage of their trades directly with their broker-dealer counterparties via the telephone, resulting in lower volumes on our platform. We also believe that a stabilization in credit market conditions, at higher overall levels of credit spreads, is likely to favorably impact the volume of trades conducted over our platform.
     We have historically earned a substantial portion of our commissions and overall revenues from broker-dealer clients that are (or whose affiliates are) our stockholders. For 2008, a total of three dealers, and for 2007, a total of seven dealers, were considered to be Stockholder Broker-Dealer Clients. As a result of the reduction in the number of our Stockholder Broker-Dealer Clients due to the sale of shares of our common stock by several of our founding dealers, the percentage of our revenues derived from such clients has been declining. For the six months ended June 30, 2008, the percentage decreased to 15.1% from 38.2% for the six months ended June 30, 2007. Affiliates of most of our Stockholder Broker-Dealer Clients are also among our institutional investor clients. A table detailing the amount of our revenues generated by the Stockholder Broker-Dealer Clients, and their respective affiliates, is provided below for the three and six months ended June 30, 2008 and 2007.

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	($ in thousands)
Commissions	$3,446	$8,692	$6,601	$17,270
Information and user access fees	73	190	126	377
Investment income	209	386	476	914
Technology products and services	7	—	22	—
Other	45	99	87	202

	$3,780	$9,367	$7,312	$18,763

Percentage of total revenues	14.7%	37.0%	15.1%	38.2%
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
     U.S. High-Grade Corporate Bond Commissions. The U.S. high-grade corporate bond fee plan incorporates monthly distribution fees and variable transaction fees billed to our broker-dealer clients on a monthly basis. The fee plan incorporates volume incentives to our broker-dealer clients that are designed to increase the volume of transactions effected on our platform. Under the fee plan, we electronically add the transaction fee to the spread quoted by the broker-dealer client but do not charge for inquiries that an institutional investor client sends to a single broker-dealer client. For trades on our DealerAxess® dealer-to-dealer electronic trading platform, we typically charge a fee to the broker-dealer client involved in the transaction that is based on the size of the transaction and the maturity of the bond traded. Monthly minimum fees applied to certain dealers participating on the DealerAxess® platform in their first year of trading. The majority of the DealerAxess® monthly minimum commitments expired as of June 30, 2007.
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
     Technology Products and Services. Technology products and services includes software licenses, maintenance and support services and professional consulting services, On March 5, 2008, we acquired all of the outstanding capital stock of Greenline Financial Technologies, Inc. (“Greenline”), an Illinois-based provider of integration, testing and management solutions for FIX-related products and services designed to optimize electronic trading of fixed-income, equity and other exchange-based products. In November 2007, we acquired certain assets and assumed certain obligations of Trade West Systems, LLC (“TWS”), a Utah-based financial software and technology services provider focused on providing gateway adapters for connecting order management systems and trading systems to fixed-income trading venues.
     Other. Other revenues include fees from telecommunications line charges to broker-dealer clients and other miscellaneous revenues.
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
Critical Accounting Policies
     This Management’s Discussion and Analysis of Financial Condition and Results of Operations discusses our Consolidated Financial Statements, which have been prepared in accordance with U.S. generally accepted accounting principles, also referred to as U.S. GAAP. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the reported amounts of income and expenses during the reporting periods. We base our estimates and judgments on historical experience and on various other factors that we believe are reasonable under the circumstances. Actual results may differ from these estimates under varying assumptions or conditions. Note 2 of the Notes to our Consolidated Financial Statements includes a summary of the significant accounting policies and methods used in the preparation of our Consolidated Financial Statements. Other than the expansion of our revenue recognition policy to embody additional products and services from our Greenline acquisition, there were no significant changes to our critical accounting policies and estimates during the six months ended June 30, 2008, as compared to those we disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2007.
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
Statistical Information
     Our trading volume for each of the periods presented was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Trading Volume Data (in billions)
U.S. high-grade — multi dealer	$40.2	$62.5	$76.5	$118.4
U.S. high-grade — single dealer	2.5	5.0	4.9	10.0

Total U.S. high-grade	42.7	67.5	81.4	128.4
European high-grade	11.8	23.8	19.9	52.1
Other	15.3	20.1	33.0	35.4

Total	$69.8	$111.4	$134.3	$215.9

Number of U.S. Trading Days	64	63	125	125
Number of U.K. Trading Days	63	61	125	125
     For volume reporting purposes, transactions in foreign currencies are converted to U.S. dollars at average monthly rates. Single-dealer inquiries represent U.S. high-grade trades on which no fees were charged in accordance with the U.S. high-grade corporate bond fee plan. Credit default swap trading volume data are included in Other. Trading volume data related to DealerAxess® bond trading between broker-dealer clients are included in either U.S. high-grade or Other trading volumes, as appropriate.

     Our active institutional investor clients (firms that executed at least one trade through our electronic trading platform for the twelve months ended June 30, 2008 and 2007, respectively) and our broker-dealer clients as of June 30, 2008 and 2007 were as follows:

	Six Months Ended June 30,
	2008	2007
Institutional Investor Clients:
U.S.	458	478
Europe	198	217

Total	656	695

Broker-Dealer Clients	31	30

  Results of Operations
  Three Months Ended June 30, 2008 Compared to Three Months Ended June 30, 2007
  Overview
     Total revenues increased by $0.3 million or 1.3% to $25.6 million for the three months ended June 30, 2008, from $25.3 million for the three months ended June 30, 2007. This increase in total revenues was primarily due to an increase in technology products and services revenues of $2.1 million and European high-grade revenues of $0.7 million, offset by a decline in U.S. high-grade revenues of $2.0 million and investment income of $0.5 million. Technology products and services revenues reflect the impact of the Greenline and TWS acquisitions.
     Total expenses increased by $1.6 million or 8.4% to $20.9 million for the three months ended June 30, 2008, from $19.3 million for the three months ended June 30, 2007. This increase in expenses was primarily due to higher employee compensation and benefits of $0.6 million and professional and consulting fees of $0.7 million. The Greenline and TWS acquisitions increased expenses by $2.6 million.
     Income before taxes decreased by $1.3 million or 21.2% to $4.8 million for the three months ended June 30, 2008, from $6.0 million for the three months ended June 30, 2007. Net income decreased by $0.7 million or 19.8% to $2.8 million for the three months ended June 30, 2008, from $3.6 million for three months ended June 30, 2007.
  Revenues
     Our revenues for the three months ended June 30, 2008 and 2007, and the resulting dollar and percentage changes, were as follows:

	Three Months Ended June 30,
	2008		2007
		% of		% of	$	%
	$	Revenues	$	Revenues	Change	Change
	($ in thousands)
Commissions
U.S. high-grade	$12,554	49.0%	$14,532	57.4%	$(1,978)	(13.6)%
European high-grade	5,120	20.0	4,456	17.6	664	14.9
Other	2,464	9.6	2,468	9.8	(4)	(0.2)

Total commissions	20,138	78.6	21,456	84.8	(1,318)	(6.1)
Information and user access fees	1,442	5.6	1,468	5.8	(26)	(1.8)
Investment income	761	3.0	1,258	5.0	(497)	(39.5)
Technology products and services	2,676	10.4	575	2.3	2,101	365.4
Other	620	2.4	547	2.2	73	13.3

Total revenues	$25,637	100.0%	$25,304	100.0%	$333	1.3%

     Commissions. Total commissions decreased by $1.3 million or 6.1% to $20.1 million for the three months ended June 30, 2008 from $21.5 million for the three months ended June 30, 2007. The following table shows the extent to which the decrease in commissions for the three months ended June 30, 2008 was attributable to changes in transaction volumes, transaction fees per million, monthly distribution fees and DealerAxess® minimum fees:

	Change from Three Months Ended June 30, 2007
	U.S.	European
	High-Grade	High-Grade	Other	Total
	(In thousands)
Volume decrease	$(1,852)	$(1,685)	$(589)	$(4,126)
Transaction fee per million increase (decrease)	1,567	(362)	585	1,790
Monthly distribution fees increase	16	2,711	—	2,727
DealerAxess® minimum fees decrease	(1,709)	—	—	(1,709)

Total commissions (decrease) increase	$(1,978)	$664	$(4)	$(1,318)

     Our average fees per million for the three months ended June 30, 2008 and 2007 were as follows:

	Three Months Ended June 30,
	2008	2007
Average Fee Per Million
U.S. high-grade
Total	$294	$215
Transaction	$111	$75
European high-grade
Total	$434	$187
Transaction	$110	$140
Other	$161	$123
All Products	$289	$193
     U.S. high-grade volume decreased by 36.7% for the three months ended June 30, 2008, compared to the three months ended June 30, 2007. The decrease in U.S. high-grade volume was due to a decline in the Company’s estimated market share of total U.S. high-grade corporate bond volume as reported by the FINRA Trade Reporting and Compliance Engine (“TRACE”) from 11.1% for the three months ended June 30, 2007 to 7.5% for the three months ended June 30, 2008, coupled with a decline in overall market volume as measured by FINRA TRACE. Estimated FINRA TRACE U.S. high-grade volume decreased by 6.2% from $608.7 billion for the three months ended June 30, 2007 to $571.2 billion for the three months ended June 30, 2008. We believe that the credit market turmoil has negatively impacted overall FINRA TRACE volume and the share of that volume transacted over our platform. The U.S. high-grade distribution fees were $7.8 million for both the three months ended June 30, 2008 and 2007. The DealerAxess® monthly minimum fees were zero and $1.7 million for the three months ended June 30, 2008 and 2007, respectively. The majority of the DealerAxess® high-grade minimum fee commitments expired as of June 30, 2007. The total U.S. high-grade average fee per million is calculated for each period presented using both the transaction fees and the monthly distribution fees, including the DealerAxess® monthly minimum fees, paid by our broker-dealer clients. The U.S. high-grade average transaction fee per million increased from $75 per million for the three months ended June 30, 2007 to $111 per million for the three months ended June 30, 2008 due to the longer maturity of trades executed on the platform, for which we charge higher commissions.
     European high-grade volume decreased by 50.4% for the three months ended June 30, 2008, compared to the three months ended June 30, 2007. During the first quarter of 2008, we believe that the European credit markets experienced market conditions similar to those experienced in the U.S. On June 1, 2007, we introduced a new fee plan for European high-grade corporate bond trades. Similar to the U.S. high-grade plan, the new European high-grade corporate bond fee plan incorporates a monthly distribution fee and a transaction fee that is dependent on the type of bond traded and the maturity of the issue. The European high-grade distribution fee was $3.8 million for the three months ended June 30, 2008, compared to $1.1 million for the three months ended June 30, 2007. The total European high-grade average fee per million is calculated for each period presented using both the transaction fees and the monthly distribution fees paid by our broker-dealer clients. The European high-grade average transaction fee per million decreased from $140 per million for the three months ended June 30, 2007 to $110 per million for the three months ended June 30, 2008 principally due to the introduction of the new European high-grade fee plan.
     Other volume decreased by 23.7% for the three months ended June 30, 2008, compared to the three months ended June 30, 2007. The decrease was primarily due to lower emerging market, credit default swap and agencies volume. Other average fee per million increased from $123 per million for the three months ended June 30, 2007 to $161 for the three months ended June 30, 2008, primarily due to lower volume in products with lower fees per million.
     Information and User Access Fees. Information and user access fees decreased by 1.8% to $1.4 million for the three months ended June 30, 2008 from $1.5 million for the three months ended June 30, 2007.
     Investment Income. Investment income decreased by $0.5 million or 39.5% to $0.8 million for the three months ended June 30, 2008 from $1.3 million for the three months ended June 30, 2007. The decrease was due to lower cash and cash equivalents and securities available-for-sale resulting from the Greenline acquisition and lower interest rates.
     Technology Products and Services. Technology products and services revenues increased by $2.1 million or 365.4% to $2.7 million for the three months ended June 30, 2008 from $0.6 million for the three months ended June 30, 2007. The increase was a result of the Greenline and TWS acquisitions.
     Other. Other revenues increased to $0.6 million for the three months ended June 30, 2008 from $0.5 million for the three months ended June 30, 2007.
  Expenses
     Our expenses and expenses as a percentage of revenues for the three months ended June 30, 2008 and 2007, and the resulting dollar and percentage changes, were as follows:

	Three Months Ended June 30,
	2008		2007
		% of		% of	$	%
	$	Revenues	$	Revenues	Change	Change
	($ in thousands)
Employee compensation and benefits	$11,576	45.2%	$11,010	43.5%	$566	5.1%
Depreciation and amortization	1,816	7.1	1,879	7.4	(63)	(3.4)
Technology and communications	2,048	8.0	1,935	7.6	113	5.8
Professional and consulting fees	2,521	9.8	1,786	7.1	735	41.2
Occupancy	739	2.9	805	3.2	(66)	(8.2)
Marketing and advertising	683	2.7	530	2.1	153	28.9
General and administrative	1,495	5.8	1,320	5.2	175	13.3

Total expenses	$20,878	81.4%	$19,265	76.1%	$1,613	8.4%

     Employee Compensation and Benefits. Employee compensation and benefits increased by $0.6 million or 5.1% to $11.6 million for the three months ended June 30, 2008 from $11.0 million for the three months ended June 30, 2007. This increase was primarily attributable to higher wages of $0.7 million and stock-based compensation expense of $0.5 million, offset by reduced incentive compensation of $1.0 million. The higher wages primarily resulted from the Greenline and TWS acquisitions.
     Depreciation and Amortization. Depreciation and amortization expense decreased by $0.1 million or 3.4% to $1.8 million for the three months ended June 30, 2008 from $1.9 million for the three months ended June 30, 2007. An increase in amortization of intangible assets of $0.5 million was more than offset by a decline in depreciation and amortization of hardware and software development costs. For the three months ended June 30, 2008 and 2007, we capitalized $0.7 million and $0.9 million, respectively, of software development costs, and $0.3 million and $0.3 million, respectively, of computer and related equipment purchases.

     Technology and Communications. Technology and communications expense increased by $0.1 million or 5.8% to $2.0 million for the three months ended June 30, 2008 from $1.9 million for the three months ended June 30, 2007. This increase was attributable to an increase in the purchase of market data.
     Professional and Consulting Fees. Professional and consulting fees increased by $0.7 million or 41.2% to $2.5 million for the three months ended June 30, 2008 from $1.8 million for the three months ended June 30, 2007. The increase was principally due to higher legal expense of $0.4 million and information technology consultant costs of $0.3 million.
     Occupancy. Occupancy costs decreased by $0.1 million or 8.2% to $0.7 million for the three months ended June 30, 2008 from $0.8 million for the three months ended June 30, 2007.
     Marketing and Advertising. Marketing and advertising expense increased by $0.2 million or 28.9% to $0.7 million for the three months ended June 30, 2008 from $0.5 million for the three months ended June 30, 2007, primarily due to higher travel and entertainment and other marketing expenses.
     General and Administrative. General and administrative expense increased by $0.2 million or 13.3% to $1.5 million for the three months ended June 30, 2008 from $1.3 million for the three months ended June 30, 2007, primarily due to increased charges for doubtful accounts.
     Provision for Income Tax. For the three months ended June 30, 2008 and 2007, we recorded an income tax provision of $1.9 million and $2.5 million, respectively. The decrease in the tax provision was primarily attributable to the $1.3 million decline in pre-tax income for the period. With the exception of the payment of certain foreign taxes, the provision for income taxes was a non-cash expense since we had available net operating loss carryforwards and tax credits to offset the cash payment of taxes.
     Our consolidated effective tax rate for the three months ended June 30, 2008 was 40.2% compared to 41.2% for the three months ended June 30, 2007. Our consolidated effective tax rate can vary from period to period depending on, among other factors, the geographic and business mix of our earnings and changes in tax legislation and tax rates. Due to our net deferred tax asset balance, a decrease in tax rates results in a reduction in our deferred tax balance and an increase in tax expense.
  Six Months Ended June 30, 2008 Compared to Six Months Ended June 30, 2007
  Overview
     Total revenues decreased by $0.5 million or 1.0% to $48.6 million for the six months ended June 30, 2008, from $49.1 million for the six months ended June 30, 2007. This decrease in total revenues was primarily due to a decline in U.S. high-grade revenues of $3.3 million and investment income of $0.7 million, offset by an increase in technology products and services revenues of $2.8 million and European high-grade revenues of $0.5 million. Technology products and services revenues reflect the impact of the Greenline and TWS acquisitions.
     Total expenses increased by $2.3 million or 5.9% to $40.9 million for the six months ended June 30, 2008, from $38.6 million for the six months ended June 30, 2007. This increase was primarily due to higher professional and consulting fees of $1.1 million, technology and communications of $0.5 million and general and administrative expenses of $0.6 million. The Greenline and TWS acquisitions increased expenses by $3.5 million.
     Income before taxes decreased by $2.8 million or 26.5% to $7.7 million for the six months ended June 30, 2008, from $10.5 million for the six months ended June 30, 2007. Net income decreased by $1.6 million or 26.0% to $4.4 million for the six months ended June 30, 2008, from $6.0 million for six months ended June 30, 2007.

  Revenues
     Our revenues for the six months ended June 30, 2008 and 2007, and the resulting dollar and percentage changes, were as follows:

	Six Months Ended June 30,
	2008		2007
		% of		% of	$	%
	$	Revenues	$	Revenues	Change	Change
	($ in thousands)
Commissions
U.S. high-grade	$24,956	51.4%	$28,214	57.5%	$(3,258)	(11.5)%
European high-grade	9,709	20.0	9,210	18.8	499	5.4
Other	4,768	9.8	4,725	9.6	43	0.9

Total commissions	39,433	81.2	42,149	85.9	(2,716)	(6.4)
Information and user access fees	2,923	6.0	2,822	5.8	101	3.6
Investment income	1,752	3.6	2,480	5.1	(728)	(29.4)
Technology products and services	3,443	7.1	600	1.2	2,843	473.8
Other	1,025	2.1	1,018	2.1	7	0.7

Total revenues	$48,576	100.0%	$49,069	100.0%	$(493)	(1.0)%

     Commissions. Total commissions decreased by $2.7 million or 6.4% to $39.4 million for the six months ended June 30, 2008 from $42.1 million for the six months ended June 30, 2007. The following table shows the extent to which the decrease in commissions for the six months ended June 30, 2008 was attributable to changes in transaction volumes, transaction fees per million, monthly distribution fees and DealerAxess® minimum fees:

	Change from Six Months Ended June 30, 2007
	U.S.	European
	High-Grade	High-Grade	Other	Total
	(In thousands)
Volume decrease	$(3,485)	$(5,004)	$(320)	$(8,809)
Transaction fee per million increase (decrease)	3,066	(946)	363	2,483
Monthly distribution fees increase	414	6,449	—	6,863
DealerAxess® minimum fees decrease	(3,253)	—	—	(3,253)

Total commissions (decrease) increase	$(3,258)	$499	$43	$(2,716)

     Our average fees per million for the six months ended June 30, 2008 and 2007 were as follows:

	Six Months Ended June 30,
	2008	2007
Average Fee Per Million
U.S. high-grade
Total	$307	$220
Transaction	$112	$74
European high-grade
Total	$488	$177
Transaction	$108	$155
Other	$144	$133
All Products	$294	$195
     U.S. high-grade volume decreased by 36.6% for the six months ended June 30, 2008, compared to the six months ended June 30, 2007. The decrease in U.S. high-grade volume was due to a decline in the Company’s estimated market share of total U.S. high-grade corporate bond volume as reported by FINRA TRACE from 10.2% for the six months ended June 30, 2007 to 7.4% for the six months ended June 30, 2008, coupled with a decline in overall market volume as measured by FINRA TRACE. Estimated FINRA TRACE U.S. high-grade volume decreased by 12.4% from $1,258.1 billion for the six months ended June 30, 2007 to $1,102.0 billion for the six months ended June 30, 2008. We believe that the credit market turmoil has negatively impacted overall FINRA TRACE volume and the share of that volume transacted over our platform. The U.S. high-grade distribution fees were $15.9 million for the six months ended June 30, 2008, compared to $15.4 million for the six months ended June 30, 2007. The DealerAxess® monthly minimum fees were zero and $3.3 million for the six months ended June 30, 2008 and 2007, respectively. The majority of the DealerAxess® high-grade minimum fee commitments expired as of June 30, 2007. The U.S. high-grade average transaction fee per million increased from $74 per million for the six months ended June 30, 2007 to $112 per million for the six months ended June 30, 2008 due to the longer maturity of trades executed on the platform, for which we charge higher commissions.
     European high-grade volume decreased by 61.9% for the six months ended June 30, 2008, compared to the six months ended June 30, 2007. During the first six months of 2008, we believe that the European credit markets experienced market conditions similar to those experienced in the U.S. On June 1, 2007, we introduced a new fee plan for European high-grade corporate bond trades. Similar to the U.S. high-grade plan, the new European high-grade corporate bond fee plan incorporates a monthly distribution fee and a transaction fee that is dependent on the type of bond traded and the maturity of the issue. The European high-grade distribution fee was $7.6 million for the six months ended June 30, 2008, compared to $1.1 million for the six months ended June 30, 2007. The European high-grade average transaction fee per million decreased from $155 per million for the six months ended June 30, 2007 to $108 per million for the six months ended June 30, 2008 principally due to the introduction of the new European high-grade fee plan.
     Other volume decreased by 6.9% for the six months ended June 30, 2008, compared to the six months ended June 30, 2007. The decrease was primarily due to lower credit default swap and agencies volume. Other average fee per million increased from $133 per million for the six months ended June 30, 2007 to $144 for the three months ended June 30, 2008, primarily due to lower volume in products with lower fees per million.
     Information and User Access Fees. Information and user access fees increased by $0.1 million or 3.6% to $2.9 million for the six months ended June 30, 2008 from $2.8 million for the six months ended June 30, 2007.
     Investment Income. Investment income decreased by $0.7 million or 29.4% to $1.8 million for the six months ended June 30, 2008 from $2.5 million for the six months ended June 30, 2007. The decrease was due to lower cash and cash equivalents and securities available-for-sale resulting from the Greenline acquisition and lower interest rates.
     Technology Products and Services. Technology products and services revenues increased by $2.8 million or 473.8% to $3.4 million for the six months ended June 30, 2008 from $0.6 million for the six months ended June 30, 2007. The increase was a result of the Greenline and TWS acquisitions.
     Other. Other revenues was $1.0 million for both the six months ended June 30, 2008 and 2007.

  Expenses
     Our expenses and expenses as a percentage of revenues for the six months ended June 30, 2008 and 2007, and the resulting dollar and percentage changes, were as follows:

	Six Months Ended June 30,
	2008		2007
		% of		% of	$	%
	$	Revenues	$	Revenues	Change	Change
	($ in thousands)
Employee compensation and benefits	$22,594	46.5%	$22,513	45.9%	$81	0.4%
Depreciation and amortization	3,596	7.4	3,790	7.7	(194)	(5.1)
Technology and communications	4,153	8.5	3,698	7.5	455	12.3
Professional and consulting fees	4,674	9.6	3,622	7.4	1,052	29.0
Occupancy	1,506	3.1	1,554	3.2	(48)	(3.1)
Marketing and advertising	1,266	2.6	883	1.8	383	43.4
General and administrative	3,063	6.3	2,501	5.1	562	22.5

Total expenses	$40,852	84.1%	$38,561	78.6%	$2,291	5.9%

     Employee Compensation and Benefits. Employee compensation and benefits increased by $0.1 million or 0.4% to $22.6 million for the six months ended June 30, 2008 from $22.5 million for the six months ended June 30, 2007. This increase was primarily attributable to higher wages of $1.1 million, stock-based compensation expense of $0.7 million and severance costs of $0.3 million, offset by reduced incentive compensation of $2.1 million. The higher wages primarily resulted from the Greenline and TWS acquisitions.
     Depreciation and Amortization. Depreciation and amortization expense decreased by $0.2 million or 5.1% to $3.6 million for the six months ended June 30, 2008 from $3.8 million for the six months ended June 30, 2007. An increase in amortization of intangible assets of $0.6 million was more than offset by a decline in depreciation and amortization of hardware and software development costs. For the six months ended June 30, 2008 and 2007, we capitalized $1.4 million and $1.7 million, respectively, of software development costs, and $0.7 million and $0.7 million, respectively, of computer and related equipment purchases. For the six months ended June 30, 2008, $8.3 million of definite-life intangibles were created in connection with the Greenline acquisition.
     Technology and Communications. Technology and communications expense increased by $0.5 million or 12.3% to $4.2 million for the six months ended June 30, 2008 from $3.7 million for the six months ended June 30, 2007. This increase was attributable to higher software license and maintenance costs and the purchase of market data.
     Professional and Consulting Fees. Professional and consulting fees increased by $1.1 million or 29.0% to $4.7 million for the six months ended June 30, 2008 from $3.6 million for the six months ended June 30, 2007. The increase was principally due to higher legal fees of $0.6 million and information technology consultant costs of $0.5 million, offset by lower recruiting fees of $0.4 million.
     Occupancy. Occupancy costs decreased to $1.5 million for the six months ended June 30, 2008 from $1.6 million for the six months ended June 30, 2007.
     Marketing and Advertising. Marketing and advertising expense increased by $0.4 million or 43.4% to $1.3 million for the six months ended June 30, 2008 from $0.9 million for the six months ended June 30, 2007, primarily due to higher promotional and other marketing expenses and travel and entertainment expenses.
     General and Administrative. General and administrative expense increased by $0.6 million or 22.5% to $3.1 million for the six months ended June 30, 2008 from $2.5 million for the six months ended June 30, 2007, primarily due to increased charges for doubtful accounts of $0.4 million.
     Provision for Income Tax. For the six months ended June 30, 2008 and 2007, we recorded an income tax provision of $3.3 million and $4.5 million, respectively. The decrease in the tax provision was primarily attributable to the $2.8 million decline in pre-tax income for the period. With the exception of the payment of certain foreign taxes, the provision for income taxes was a non-cash expense since we had available net operating loss carryforwards and tax credits to offset the cash payment of taxes.
     Our consolidated effective tax rate for the six months ended June 30, 2008 was 42.5% compared to 42.9% for the six months ended June 30, 2007. The 2008 effective tax rate was unfavorably impacted by the absence of a research and development tax credit. The 2007 effective tax rate includes an adjustment to the deferred tax balance of $0.4 million to reflect the tax rate anticipated to be in effect when temporary differences are expected to reverse, as well as a change in enacted state tax rate. Our consolidated effective tax rate can vary from period to period depending on, among other factors, the geographic and business mix of our earnings and changes in tax legislation and tax rates. Due to our net deferred tax asset balance, a decrease in tax rates results in a reduction in our deferred tax balance and an increase in tax expense.
Liquidity and Capital Resources
     During the past three years, we have met our funding requirements through cash on hand, internally generated funds and issuance of Series B Preferred Stock. Cash and cash equivalents and securities available-for-sale totaled $118.4 million at June 30, 2008. We have no long-term or short-term debt and do not maintain bank lines of credit.
     Our cash flows for the periods presented below were as follows:

	Six Months Ended June 30,
	2008	2007
	(In thousands)
Net cash provided by operating activities	$8,921	$12,299
Net cash (used in) investing activities	(8,212)	(9,822)
Net cash provided by (used in) financing activities	23,364	(19,002)
Effect of exchange rate changes on cash	(528)	(125)

Net increase (decrease) for the period	$23,545	$(16,650)

Operating Activities
     Net cash provided by operating activities of $8.9 million for the six months ended June 30, 2008 consisted of net income of $4.4 million, adjusted for non-cash charges, primarily consisting of depreciation and amortization of $3.6 million, stock-based compensation expense of $3.5 million and deferred taxes of $3.4 million, offset by an increase in cash used for working capital of $6.6 million. The use of working capital primarily resulted from a decrease in accrued employee compensation of $8.7 million, which included the payment of annual bonuses of $13.4 million in January 2008, and a decrease in accounts payable, accrued expense and other liabilities of $0.5 million, offset by a decrease in accounts receivable of $1.3 million.
     Net cash provided by operating activities of $12.3 million for the six months ended June 30, 2007 consisted of net income of $6.0 million, adjusted for non-cash charges, primarily consisting of depreciation and amortization of $3.8 million, stock-based compensation expense of $2.8 million and deferred taxes of $4.3 million, offset by an increase in cash used for working capital of $4.7 million. The use of working capital primarily resulted from a decrease in accrued employee compensation of $4.3 million, which included the payment of annual bonuses of $10.8 million in January 2007, and an increase in accounts receivable of $1.7 million.
Investing Activities
     Net cash used in investing activities of $8.2 million for the six months ended June 30, 2008 primarily consisted of $35.2 million for the acquisition of Greenline, net maturities of securities available-for-sale of $29.1 million, purchases of furniture, equipment and leasehold improvements of $0.7 million and capitalization of software development costs of $1.4 million.
     Net cash used in investing activities of $9.8 million for the six months ended June 30, 2007 primarily consisted of net purchases of securities-available-for-sale of $7.5 million, purchases of furniture, equipment and leasehold improvements of $0.7 million and capitalization of software development costs of $1.7 million.

Financing Activities
     Net cash provided by financing activities of $23.4 million for the six months ended June 30, 2008 primarily consisted of the net proceeds from the issuance of the Series B Preferred Stock and related common stock purchase warrants of $26.8 million, offset by the purchase of treasury stock of $2.8 million.
     Net cash used in financing activities of $19.0 million for the six months ended June 30, 2007 consisted of the purchase of treasury stock of $23.9 million, offset by proceeds from the exercise of stock options and issuance of restricted stock of $4.5 million and excess tax benefits of $0.3 million.
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
     As of June 30, 2008, we had $8.6 million invested in municipal auction rate securities with a face value of $9.0 million. Liquidity for these securities is typically provided by an auction process that resets the applicable interest rate at pre-determined intervals. All of the municipal auction rate securities held are rated AAA or AA by Standard & Poor’s and, in some cases, the pool of assets underlying the securities is guaranteed by the U.S. Department of Education. Auctions for these securities began to fail in February 2008 and, as a result, we have been unable to liquidate these holdings. While interest on the municipal auction rate securities continues to be earned and received at the maximum contractual rate, we have concluded that estimated fair value for two of these securities no longer approximates par value as of June 30, 2008. During the quarter ended June 30, 2008, we recorded an unrealized loss of approximately $0.4 million to accumulated other comprehensive loss in the Consolidated Statements of Financial Condition. The decline in fair value is deemed temporary since we have the intent and ability to hold these investments until anticipated full recovery in fair value occurs. Due to the uncertainty in the credit markets, it is reasonably possible that the fair value of the municipal auction rate securities may change in the near term. If the credit markets recover and successful auctions resume or the issuer calls the security, we may be able to recover an amount greater than the carrying value of its investment. However, if the issuers are unable to successfully close future auctions or call the securities, or if the issuers’ credit rating deteriorates, we may further adjust the carrying value of our investment in municipal auction rate securities and may need to consider an other-than-temporary impairment charge.
     We have three regulated subsidiaries, MarketAxess Corporation, MarketAxess Europe Limited and MarketAxess Canada Ltd. MarketAxess Corporation is a registered broker-dealer in the U.S., MarketAxess Europe Limited is a registered Multilateral Trading Facility in the U.K. and MarketAxess Canada Ltd. is a registered Alternative Trading System in the Province of Ontario. As such, they are subject to minimum regulatory capital requirements imposed by their respective market regulators that are intended to ensure general financial soundness and liquidity based on certain minimum capital requirements. The relevant regulations prohibit a registrant from repaying borrowings from its parent or affiliates, paying cash dividends, making loans to its parent or affiliates or otherwise entering into transactions that result in a significant reduction in its regulatory net capital position without prior notification to or approval from the registrant’s principal regulator. The capital structures of our subsidiaries are designed to provide each with capital and liquidity consistent with its business and regulatory requirements. As of June 30, 2008, MarketAxess Corporation had net capital of $17.6 million, which was $16.9 million in excess of its required minimum net capital of $0.7 million. MarketAxess Europe

Limited had financial resources, as defined by the FSA, of $21.7 million, which was $18.2 million in excess of its required financial resources of $3.5 million. We believe that MarketAxess Corporation and MarketAxess Europe Limited were required to maintain approximately $5.9 million in the aggregate in cash as of June 30, 2008 to support their minimum regulatory capital requirements.
     In June 2006, our U.S. subsidiary, MarketAxess Corporation, commenced operating an anonymous matching service for its broker-dealer clients. MarketAxess Corporation executes bond trades on a riskless principal basis, which are cleared and settled by an independent clearing broker. The securities clearing agreement that MarketAxess Corporation maintains with the independent clearing broker commenced in December 2004. Under the securities clearing agreement, MarketAxess Corporation maintains a collateral deposit with the clearing broker in the form of cash or U.S. government securities. As of June 30, 2008, the collateral deposit included in securities and cash provided as collateral in the Consolidated Statements of Financial Condition was $0.5 million. MarketAxess Corporation is exposed to credit risk in the event a counterparty does not fulfill its obligation to complete a transaction. Pursuant to the terms of the securities clearing agreement between MarketAxess Corporation and the independent clearing broker, the clearing broker has the right to charge MarketAxess Corporation for losses resulting from a counterparty’s failure to fulfill its contractual obligations. The losses are not capped at a maximum amount and apply to all trades executed through the clearing broker. At June 30, 2008, MarketAxess Corporation had not recorded any liabilities with regard to this right.
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
Contractual Obligations and Commitments
     As of June 30, 2008, we had the contractual obligations and commitments detailed in the following table:

	Payments due by period
		Less than			More than
	Total	1 year	1 - 3 years	3 - 5 years	5 years
	(In thousands)
Operating leases	$7,557	$1,129	$3,376	$1,266	$1,786

Foreign currency forward contract	23,781	23,781	—	—	—

	$31,339	$24,911	$3,376	$1,266	$1,786

     As of June 30, 2008, we had unrecognized tax benefits of $2.7 million. Due to the nature of the underlying positions, it is not currently possible to schedule the future payment obligations by period. In addition, in connection with the acquisition of Greenline, the sellers are eligible to receive up to an aggregate of $3.0 million in cash, subject to Greenline attaining certain earn-out targets over the next two years. The amount of the earn-out ultimately payable, if any, is currently unknown.
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
     As of June 30, 2008, we had securities available-for-sale of $22.1 million. Adverse movements, such as a 10% decrease in the value of these securities or a downturn or disruption in the markets for these securities, could result in a substantial loss. In addition, principal gains and losses resulting from theses securities could on occasion have a disproportionate effect, positive or negative, on our financial condition and results of operations for any particular reporting period.

Interest Rate Risk
     Interest rate risk represents our exposure to interest rate changes with respect to the money market instruments, U.S. Treasury obligations and short-term fixed-income securities in which we invest. As of June 30, 2008, our cash and cash equivalents and securities available-for-sale amounted to $118.4 million and were primarily in money market instruments, federal agency issues and municipal securities. We do not maintain an inventory of bonds that are traded on our platform.
Derivative Risk
     Our limited derivative risk stems from our activities in the foreign currency forward contract market. We use this market to mitigate our U.S. dollar versus Pound Sterling exposure that arises from the activities of our U.K. subsidiaries. As of June 30, 2008, the notional value of our foreign currency forward contracts was $23.8 million. We do not speculate in any derivative instruments.
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
Item 4. Controls and Procedures
     (a) Evaluation of Disclosure Controls and Procedures. Our management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our “disclosure controls and procedures” as that term is defined in Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of June 30, 2008. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective to ensure that information required to be disclosed by MarketAxess in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and to ensure that information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
     (b) Changes in Internal Control Over Financial Reporting. There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2008 identified in connection with the evaluation thereof by our management, including the Chief Executive Officer and Chief Financial Officer, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — Other Information
Item 1. Legal Proceedings
     In January 2007, two former employees commenced arbitration proceedings against MarketAxess Corporation before FINRA arising out of the expiration of certain vested and unvested stock options and unvested restricted shares issued to them. In April 2007, one of those former employees brought a separate FINRA arbitration against MarketAxess Holdings Inc. based on the same claim he had filed against MarketAxess Corporation. The arbitrations filed by this former employee were consolidated before FINRA and, by an award served on the parties on June 20, 2008, the FINRA arbitration panel denied the former employee’s claims, totaling approximately $3.6 million, in their entirety.
     The claim of the other former employee, which is pending before FINRA and for which no hearing dates have yet been scheduled, is that we wrongfully failed to accelerate the vesting of his then unvested options and restricted shares upon his termination and also failed to waive the 90-day time period within which he was required to exercise his vested options. This former employee further alleges that he is entitled to a bonus for the approximately five months that he worked for MarketAxess Corporation during 2006. The alleged damages sought by this former employee total approximately $0.9 million, plus statutory interest, and an unstated amount of punitive damages, costs and expenses. We have vigorously defended the claims brought against us and MarketAxess Corporation. Based on currently available information, we believe that the likelihood of a material loss is not probable. Accordingly, no amount has been provided in the accompanying financial statements. However, arbitration is subject to inherent uncertainties and unfavorable rulings could occur.
Item 1A. Risk Factors
     Risks that could have a negative impact on our business, results of operations and financial condition include: our dependence on our broker-dealer clients, three of which were also our stockholders as of January 1, 2008; the level and intensity of competition in the fixed-income electronic trading industry and the pricing pressures that may result; the variability of our growth rate; our limited operating history; the level of trading volume transacted on the MarketAxess platform; potential fluctuations in our operating results, which may cause our stock price to decline; the absolute level and direction of interest rates and the corresponding volatility in the corporate fixed-income market; our ability to develop new products and offerings and the market’s acceptance of those products; technology failures, security breaches or rapid technology changes that may harm our business; our ability to enter into strategic alliances and to acquire other businesses and successfully integrate them with our business; extensive government regulation; continuing international expansion that may present economic and regulatory challenges; and our future capital needs and our ability to obtain capital when needed. This list is intended to identify only certain of the principal factors that could have a material adverse impact on our business, results of operations and financial condition. A more detailed description of each of these and other important risk factors can be found under the caption “Risk Factors” in our most recent Form 10-K, filed on March 3, 2008. There have been no material changes to the risk factors described in the Form 10-K.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Recent Sales of Unregistered Securities
     During June 2008, we issued 28,000 shares of Series B Preferred Stock, which are convertible into an aggregate of 2,800,000 shares of our common stock, and warrants to purchase an aggregate of 560,000 shares of common stock at an exercise price of $10.00 per share (the “Issuance”). The Issuance was completed through a private placement to accredited investors and is exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”). The shares of Series B Preferred Stock, the shares of common stock issuable upon the conversion of the Series B Preferred Stock, the warrants and the shares of common stock issuable upon the exercise of the warrants have not been registered under the Securities Act or any state securities laws. Unless so registered, such securities may not be offered or sold in the United States absent an exemption from, or in a transaction not subject to, the registration requirements of the Securities Act and any applicable state securities laws. We did not engage in any general solicitation or advertising with regard to the Issuance and did not offer the securities to the public in connection with the Issuance. Financial Technology Partners LP and FTP Securities LLC (“FT Partners”) acted as placement agent for this transaction. We paid FT Partners a fee of 3% of the gross proceeds of the Issuance. We intend to use the proceeds of the offering for general corporate purposes, which may include acquisitions.

     On March 5, 2008, we issued 725,923 shares of our common stock in connection with our acquisition of all of the outstanding capital stock of Greenline Financial Technologies, Inc. The shares of common stock issued to the selling shareholders of Greenline are subject to certain restrictions and cancellation as set forth in a restricted stock agreement executed by each selling shareholder of Greenline and us. Pursuant to each restricted stock agreement, the certificates evidencing the shares of our common stock to be issued to each selling shareholder of Greenline shall be held by us and released in two equal installments on December 20, 2008 and December 20, 2009, respectively. The shares of common stock have not been registered under the Securities Act or any state securities laws. Unless so registered, such securities may not be offered or sold in the United States absent an exemption from, or in a transaction not subject to, the registration requirements of the Securities Act and any applicable state securities laws.
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
Item 3. Defaults upon Senior Securities
     None
Item 4. Submission of Matters to a Vote of Security Holders
     A total of 25,027,877 shares of common stock were present or represented by proxy at our Annual Meeting of Stockholders held on June 5, 2008 (the “2008 Annual Meeting”). This represented 80.8% of our shares of common stock outstanding. The following management proposals were voted upon at the 2008 Annual Meeting and all were approved:
Proposal 1 — Election of Directors. The results were as follows:

Director Nominee	For	Withheld
Richard M. McVey	24,974,490	53,386
Roger Burkhardt	24,977,659	50,217
Stephen P. Casper	23,400,559	1,627,317
David G. Gomach	24,977,659	50,217
Carlos M. Hernandez	24,977,016	50,860
Ronald M. Hersch	23,400,659	1,627,217
Jerome S. Markowitz	24,977,759	50,117
T. Kelley Millet	24,977,759	50,117
Nicolas S. Rohatyn	13,934,788	11,093,088
John Steinhardt	23,251,177	1,776,699
Proposal 2 — Ratification of the appointment of PricewaterhouseCoopers LLP as the Company’s independent registered public accounting firm for the year ending December 31, 2008. The results were as follows:

For	Against	Abstain
25,010,044	7,969	9,864
     Proposal 3 — Approval of the MarketAxess Holdings Inc. 2008 Code Section 162(m) Performance Incentive Program. The results were as follows:

For	Against	Abstain
22,586,704	2,430,589	10,582
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

MARKETAXESS HOLDINGS INC.
Date: August 1, 2008	By:	/s/ RICHARD M. MCVEY
Richard M. McVey
Chief Executive Officer (principal executive officer)

Date: August 1, 2008	By:	/s/ JAMES N.B. RUCKER
James N. B. Rucker
Chief Financial Officer (principal financial and accounting officer)