Form 10-Q
period 2008-09-30
MARKETAXESS HOLDINGS INC
filed 2008-10-31
CIK 1278021

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT of 1934
For the quarterly period ended September 30, 2008
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
     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑     No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☑
     As of October 29, 2008, the number of shares of the Registrant’s voting common stock outstanding was 31,070,846 and the number of shares of the Registrant’s non-voting common stock was 2,585,654.

MARKETAXESS HOLDINGS INC.
FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2008

PART I — Financial Information
Item 1. Financial Statements
MARKETAXESS HOLDINGS INC.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Unaudited)

	As of
	September 30,	December 31,
	2008	2007
	(In thousands, except share and
	per share amounts)
ASSETS
Cash and cash equivalents	$114,962	$72,711
Securities and cash provided as collateral	4,416	4,455
Securities available-for-sale	18,036	51,579
Accounts receivable, including receivables from related parties of $3,804 and $6,290, respectively, net of allowance of $899 and $912 as of September 30, 2008 and December 31, 2007, respectively	16,754	18,397
Furniture, equipment and leasehold improvements, net of accumulated depreciation and amortization	3,579	2,931
Software development costs, net of accumulated amortization	4,907	5,759
Goodwill and intangible assets, net of accumulated amortization	38,175	3,389
Prepaid expenses and other assets	2,142	1,938
Deferred tax assets, net	37,103	37,207

Total assets	$240,074	$198,366

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities
Accrued employee compensation	$8,642	$14,311
Deferred revenue	2,568	826
Accounts payable, accrued expenses, and other liabilities, including payables to related parties of $32 and $177 as of September 30, 2008 and December 31, 2007, respectively	8,126	8,832

Total liabilities	19,336	23,969

Commitments and Contingencies (Note 14)
Series B Preferred Stock, $ .001 par value, 35,000 shares authorized, issued and outstanding as of September 30, 2008, liquidation preference of $1,000 per share	30,315	—

Stockholders’ equity
Preferred stock, $0.001 par value, 4,855,000 shares authorized, no shares issued and outstanding as of September 30, 2008 and December 31, 2007, respectively	—	—
Series A Preferred Stock, $0.001 par value, 110,000 shares authorized, no shares issued and outstanding as of September 30, 2008 and December 31, 2007	—	—
Common stock voting, $0.003 par value, 110,000,000 shares authorized as of September 30, 2008 and December 31, 2007; 33,946,269 shares and 33,082,371 shares issued as of September 30, 2008 and December 31, 2007, respectively	102	99
Common stock non-voting, $0.003 par value, 10,000,000 authorized and 2,585,654 shares issued and outstanding as of September 30, 2008 and December 31, 2007	9	9
Additional paid-in capital	303,775	289,988
Receivable for common stock subscribed	(951)	(834)
Treasury stock — Common stock voting, at cost, 2,864,120 shares and 2,642,714 shares as of September 30, 2008 and December 31, 2007, respectively	(40,000)	(37,227)
Accumulated deficit	(70,791)	(76,754)
Accumulated other comprehensive loss	(1,721)	(884)

Total stockholders’ equity	190,423	174,397

Total liabilities and stockholders’ equity	$240,074	$198,366

The accompanying notes are an integral part of these consolidated financial statements.

MARKETAXESS HOLDINGS INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(In thousands, except share and per share amounts)
Revenues
Commissions
U.S. high-grade, including $1,928, $4,756, $5,985 and $16,896 from related parties for the three and nine months ended September 30, 2008 and 2007, respectively	$10,777	$11,982	$35,733	$40,196
European high-grade, including $788, $1,401, $2,465 and $3,770 from related parties for the three and nine months ended September 30, 2008 and 2007, respectively	4,427	4,889	14,136	14,099
Other, including $378, $1,285, $1,244 and $3,597 from related parties for the three and nine months ended September 30, 2008 and 2007, respectively	2,015	2,107	6,783	6,832

Total commissions	17,219	18,978	56,652	61,127
Information and user access fees, including $81, $218, $207 and $595 from related parties for the three and nine months ended September 30, 2008 and 2007, respectively	1,562	1,535	4,485	4,357
Investment income, including $310, $474, $786 and $1,388 from related parties for the three and nine months ended September 30, 2008 and 2007, respectively	963	1,332	2,715	3,812
Technology products and services, including $3, $0, $25 and $0 from related parties for the three and nine months ended September 30, 2008 and 2007, respectively	2,646	50	6,089	650
Other, including $45, $150, $132 and $352 from related parties for the three and nine months ended September 30, 2008 and 2007, respectively	291	303	1,316	1,321

Total revenues	22,681	22,198	71,257	71,267

Expenses
Employee compensation and benefits	11,173	10,258	33,767	32,771
Depreciation and amortization	2,494	1,686	6,090	5,476
Technology and communications	2,007	1,897	6,160	5,595
Professional and consulting fees	1,822	1,883	6,496	5,505
Occupancy	660	869	2,166	2,423
Marketing and advertising	646	481	1,912	1,364
General and administrative, including $17, $7, $35 and $32 from related parties for the three and nine months ended September 30, 2008 and 2007, respectively	1,781	1,481	4,844	3,982

Total expenses	20,583	18,555	61,435	57,116

Income before income taxes	2,098	3,643	9,822	14,151
Provision for income taxes	579	1,233	3,859	5,739

Net income	$1,519	$2,410	$5,963	$8,412

Net income per common share
Basic	$0.04	$0.07	$0.17	$0.26
Diluted	$0.04	$0.07	$0.17	$0.24
Weighted average shares used to compute net income per common share
Basic	32,952,012	32,828,978	32,765,660	32,190,478
Diluted	37,438,054	34,575,086	35,187,653	34,592,715
The accompanying notes are an integral part of these consolidated financial statements.

MARKETAXESS HOLDINGS INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
AND ACCUMULATED OTHER COMPREHENSIVE LOSS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008
(Unaudited)

					Treasury
		Common		Receivable	Stock		Accumu-	Total
	Common	Stock	Additional	for Common	Common	Accumu-	lated Other	Stock-
	Stock	Non-	Paid-In	Stock	Stock	lated	Comprehen-	holders’
	Voting	Voting	Capital	Subscribed	Voting	Deficit	sive Loss	Equity
	(In thousands)
Balance at December 31, 2007	$99	$9	$289,988	$(834)	$(37,227)	$(76,754)	$(884)	$174,397
Comprehensive income:
Net income	—	—	—	—	—	5,963	—	5,963
Cumulative translation adjustment and foreign currency exchange hedge, net of tax	—	—	—	—	—	—	(420)	(420)
Unrealized net loss on securities available-for-sale, net of tax	—	—	—	—	—	—	(417)	(417)
Total comprehensive income								5,126
Stock-based compensation	—	—	5,296	—	—	—	—	5,296
Issuance of common stock related to the acquisition of Greenline Financial Technologies, Inc.	2	—	5,773	—	—	—	—	5,775
Exercise of stock options and grants of restricted stock, net of withholding tax	1	—	(340)	—	—	—	—	(339)
Decrement in windfall from stock-based compensation	—	—	(137)	—	—	—	—	(137)
Issuance of common stock purchase warrant	—	—	3,195	—	—	—	—	3,195
Repayment of promissory notes, net of reclassification	—	—	—	(117)	—	—	—	(117)
Purchase of treasury stock	—	—	—	—	(2,773)	—	—	(2,773)

Balance at September 30, 2008	$102	$9	$303,775	$(951)	$(40,000)	$(70,791)	$(1,721)	$190,423

The accompanying notes are an integral part of these consolidated financial statements.

MARKETAXESS HOLDINGS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2008	2007
	(In thousands)
Cash flows from operating activities
Net income	$5,963	$8,412
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,090	5,476
Stock-based compensation expense	5,296	4,101
Deferred taxes	3,853	5,350
Provision for bad debts	928	272
Changes in operating assets and liabilities, net of business acquired:
Decrease (increase) in accounts receivable, including decrease of $2,486 and $2,168 from related parties for the nine months ended September 30, 2008 and 2007, respectively	2,646	(2,525)
Decrease in prepaid expenses and other assets	814	899
(Decrease) in accrued employee compensation	(6,025)	(1,342)
Increase in deferred revenue	883	287
(Decrease) increase in accounts payable, accrued expenses and other liabilities, including (decrease) increase of ($145) and $8 to related parties for the nine months ended September 30, 2008 and 2007, respectively	(2,599)	1,400

Net cash provided by operating activities	17,849	22,330

Cash flows from investing activities
Acquisition of businesses, net of cash acquired (Note 3)	(34,918)	—
Securities available-for-sale:
Proceeds from maturities	37,669	36,855
Purchases	(4,832)	(41,250)
Securities and cash provided as collateral	39	32
Purchases of furniture, equipment and leasehold improvements	(1,315)	(1,137)
Capitalization of software development costs	(1,882)	(2,645)

Net cash (used in) investing activities	(5,239)	(8,145)

Cash flows from financing activities
Issuance of Series B Preferred Stock and common stock purchase warrants	33,510	—
Proceeds from exercise of stock options and grants of restricted stock, net of withholding tax	(339)	5,112
(Decrement in windfall) excess tax benefits from stock-based compensation	(137)	389
Repayment of promissory notes	91	208
Purchase of treasury stock — common stock voting	(2,773)	(27,377)

Net cash provided by (used in) financing activities	30,352	(21,668)

Effect of exchange rate changes on cash	(711)	(167)

Cash and cash equivalents
Net increase (decrease) for the period	42,251	(7,650)
Beginning of year	72,711	82,000

End of period	$114,962	$74,350

Supplemental cash flow information:
Cash paid during the year:
Income taxes paid	$51	$127
Non-cash activity:
Issuance of common stock in connection with business acquisition	$5,775	$—
Capital lease obligation	$645	$—
Exercise of warrants and issuance of common stock	$—	$11,658
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
     Revenues from contracts for technology integration consulting services are recognized on the percentage-of-completion method in accordance with SOP 81-1. Percentage-of-completion accounting involves calculating the percentage of services provided during the reporting period compared to the total estimated services to be provided over the duration of the contract. If estimates indicate that a contract loss will occur, a loss provision is recorded in the period in which the loss first becomes probable and reasonably estimable. Contract losses are determined to be the amount by which the estimated direct and indirect costs of the contract exceed the estimated total revenues that will be generated by the contract. There were no contract loss provisions recorded as of September 30, 2008 and December 31, 2007. Revenues recognized in excess of billings are recorded as unbilled services. Billings in excess of revenues recognized are recorded as deferred revenues until revenue recognition criteria are met.
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
     The Company enters into a foreign currency forward contract to hedge its net investment in its U.K. subsidiary. In accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” gains and losses on these transactions are deferred and included in accumulated other comprehensive loss in the Consolidated Statements of Financial Condition.
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
     In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” goodwill and other intangibles with indefinite lives are no longer amortized. An impairment review of goodwill is performed on an annual basis and more frequently if circumstances change. Intangible assets with definite lives, including purchased technologies, customer relationships and other intangible assets, are amortized over their estimated useful lives ranging from five to ten years. Intangible assets are assessed for impairment when events or circumstances indicate a possible impairment pursuant to the provisions of SFAS No. 144, “Accounting for Long Lived Assets and for Long Lived Assets to be Disposed Of.”
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
Recent Accounting Pronouncements
     In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value and requires enhanced disclosures about fair value measurements. Effective January 1, 2008, the Company adopted SFAS 157 for all financial assets and liabilities and for non-financial assets and liabilities recognized or disclosed at fair value at least annually. In February 2008, the FASB issued Staff Position No. 157-2, which delayed the effective date of SFAS 157 to fiscal years beginning after November 15, 2008 for non-financial assets and liabilities, except for items that are recognized or disclosed at fair value on a recurring basis. The Company is currently evaluating the impact of SFAS 157 on valuation of all other non-financial assets and liabilities. In October 2008, the FASB issued FASB Staff Position No. 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active” (“FSP No. 157-3”), to provide guidance on determining the fair value of financial instruments in inactive markets. FSP No. 157-3 became effective for the Company upon issuance. The adoption of SFAS 157 and FSP No. 157-3 had no material effect on the Consolidated Statements of Financial Condition and Consolidated Statements of Operations.
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
     The aggregate consideration for the Greenline acquisition was $41.1 million, comprised of $34.7 million in cash, 725,923 shares of common stock valued at $5.8 million and $0.6 million of acquisition-related costs. In addition, the sellers are eligible to receive up to an aggregate of $3.0 million in cash, subject to Greenline attaining certain earn-out targets over the next two years. A total of $2.0 million of the purchase price has been deposited into escrow accounts to satisfy potential indemnity claims. Absent any indemnity claims, the final amount held in escrow will be distributed to the sellers on March 6, 2009. The shares of our common stock to be issued to each selling shareholder of Greenline shall be held by the Company and released in two equal installments on December 20, 2008 and December 20, 2009, respectively. The value ascribed to the shares was discounted from the market value to reflect the non-marketability of such shares during the restriction period.
     The Company has completed a preliminary allocation of the purchase price to the fair value of assets acquired and liabilities assumed at the date of acquisition. It is possible that the purchase price allocation will be adjusted upon finalization of the accounting for the acquired assets. The preliminary purchase price allocation is as follows (in thousands):

Cash	$6,406
Accounts receivable	2,139
Amortizable intangibles	8,330
Goodwill	28,104
Deferred tax assets, net	3,135
Other assets, including investment in TradeHelm	1,429
Accounts payable, accrued expenses and deferred revenue	(8,492)

Total purchase price	$41,051

MARKETAXESS HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Unaudited (Continued)
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
     The following unaudited pro forma consolidated financial information reflects the results of operations of the Company for the three months ended September 30, 2007 and the nine months ended September 30, 2008 and 2007, as if the acquisition of Greenline had occurred as of the beginning of the period presented, after giving effect to certain purchase accounting adjustments. These pro forma results are not necessarily indicative of what the Company’s operating results would have been had the acquisition actually taken place as of the beginning of the period presented. The pro forma financial information includes the amortization charges from acquired intangible assets, adjustments to interest income and related tax effects.

	Pro forma
	Three Months Ended	Nine Months Ended September 30,
	September 30, 2007	2008	2007
	(In thousands, except per share amounts)
Revenues	$23,714	$72,848	$74,884
Income before income taxes	$3,795	$10,147	$13,727
Net income	$2,513	$6,169	$8,202
Basic net income per common share	$0.07	$0.18	$0.25
Diluted net income per common share	$0.07	$0.17	$0.23
4. Net Capital Requirements and Customer Protection Requirements
     MarketAxess Corporation, a U.S. subsidiary, is a registered broker-dealer with the SEC and is a member of the Financial Industry Regulatory Authority (“FINRA”). MarketAxess Corporation claims exemption from SEC Rule 15c3-3, as it does not hold customer securities or funds on account, as defined. Pursuant to the Uniform Net Capital Rule under the Securities Exchange Act of 1934, MarketAxess Corporation is required to maintain minimum net capital, as defined, equal to the greater of $5,000 or 6 2/3% of aggregate indebtedness. MarketAxess Europe Limited, a U.K. subsidiary, is registered as a Multilateral Trading Facility with the Financial Services Authority (“FSA”) in the U.K. MarketAxess Canada Limited, a Canadian subsidiary, is registered as an Alternative Trading System dealer under the Securities Act of Ontario and is a member of the Investment Industry Regulatory Organization of Canada. MarketAxess Europe Limited and MarketAxess Canada Limited are subject to certain financial resource requirements of the FSA and the Ontario Securities Commission, respectively. The following table sets forth the capital requirements, as defined, the Company’s subsidiaries were required to maintain as of September 30, 2008:

	MarketAxess	MarketAxess	MarketAxess
	Corporation	Europe Limited	Canada Limited
		(In thousands)
Net capital	$20,487	$19,418	$491
Minimum net capital required	813	3,106	284

Excess net capital	$19,674	$16,312	$207

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
5. Fair Value Measurements
     SFAS 157 defines fair value as “the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.” It also establishes a three-tiered fair value hierarchy that prioritizes inputs to valuation techniques used in fair value calculations. The three levels of inputs are defined as Level 1 (unadjusted quoted prices for identical assets or liabilities in active markets), Level 2 (inputs that are observable in the marketplace other than those inputs

MARKETAXESS HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Unaudited (Continued)
classified in Level 1) and Level 3 (inputs that are unobservable in the marketplace). The Company’s financial assets and liabilities measured at fair value on a recurring basis consist of its securities available-for-sale portfolio and one foreign currency forward contract. The following table summarizes the valuation of the Company’s assets and liabilities measured at fair value at September 30, 2008.

	Level 1	Level 2	Level 3	Total
		(In thousands)
Securities available-for-sale
Federal agency issues and municipal securities	$—	$10,924	$—	$10,924
Municipal auction rate securities	—	1,008	6,104	7,112
Foreign currency forward position	—	(9)	—	(9)

	$—	$11,923	$6,104	$18,027

     The following table is a reconciliation of financial assets measured at fair value using significant unobservable inputs (Level 3) for the three and nine months ended September 30, 2008:

	Three Months Ended	Nine Months Ended
	September 30,	September 30,
	2008	2008
Balance as of beginning of period	$3,901	$—
Transfers into Level 3	2,470	6,770
Total unrealized losses included in other comprehensive loss	(267)	(666)

Balance as of September 30, 2008	$6,104	$6,104

     Securities classified within Level 2 were valued using a market approach utilizing prices and other relevant information generated by market transactions involving comparable assets. Several of the Company’s investments in municipal auction rate securities (“MARS”) are classified within Level 3 because some of the inputs to the pricing model used to value the securities were unobservable in the market. The foreign currency forward contract is classified within Level 2 as the valuation inputs are based on quoted market prices.
     As of September 30, 2008, the Company had $7.0 million invested in MARS with a face value of $7.7 million. Liquidity for these securities is typically provided by an auction process that resets the applicable interest rate at pre-determined 35-day intervals. All of the MARS held are rated AAA or AA by Standard & Poor’s and, in some cases, the pool of assets underlying the securities is guaranteed by the U.S. Department of Education. Auctions for these securities began to fail in February 2008 and, as a result, the Company has been unable to liquidate these holdings. Since February 2008, each of the four remaining securities has experienced seven failed auctions and there have not been any successful auctions. The maturity dates for the securities range from 2033 to 2038 and the interest rate is generally based on either a commercial paper rate, treasury bill rate or other stated index. The weighted average yield for the MARS as of September 30, 2008 was 3.1%. While interest on the MARS continues to be earned and received at the maximum contractual rate, the Company has concluded that estimated fair value for three of these securities no longer approximates par value. During the nine months ended September 30, 2008, the Company recorded an unrealized loss of approximately $0.7 million to accumulated other comprehensive loss in the Consolidated Statements of Financial Condition. The Company did not sell any MARS during the nine months ended September 30, 2008. The valuation technique used to estimate fair value incorporated assumptions about an anticipated term of approximately ten years in each case and a yield that a market participant would require to purchase an equivalently rated municipal security. The decline in fair value is deemed temporary since the Company has the intent and ability to hold these investments until anticipated full recovery in fair value occurs. Due to the uncertainty in the credit markets, it is reasonably possible that the fair value of the MARS may change in the near term. If the credit markets recover and successful auctions resume or the issuer calls the security, the Company may be able to recover an amount greater than the carrying value of its investment. However, if the issuers are unable to successfully close future auctions or call the securities, or if the issuers’ credit rating deteriorates, the Company may further adjust the carrying value of its investment in MARS and may need to consider an other-than-temporary impairment charge.
     On October 16, 2008, one of our MARS was redeemed by the issuer at its par value of $1.0 million. On October 29, 2008, the Company entered into an agreement with the investment manager used to purchase the three remaining MARS, in which the

MARKETAXESS HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Unaudited (Continued)
investment manager agreed to buy the MARS at their par value of $6.7 million. This transaction is expected to settle during the fourth quarter of 2008, at which time the Company will have no investments in MARS.
     The following is a summary of the Company’s securities available-for-sale:

		Gross	Gross	Estimated
	Amortized	unrealized	unrealized	fair
	cost	gains	losses	value
	(In thousands)
As of September 30, 2008
Federal agency issues and municipal securities	$10,899	$30	$(5)	$10,924
Municipal auction rate securities	7,777	—	(665)	7,112

	$18,676	$30	$(670)	$18,036

As of December 31, 2007
Federal agency issues and municipal securities	$38,369	$78	$(11)	$38,436
Municipal auction rate securities	13,143	—	—	13,143

	$51,512	$78	$(11)	$51,579

6. Furniture, Equipment and Leasehold Improvements
     Furniture, equipment and leasehold improvements, net, are comprised of the following:

	As of
	September 30, 2008	December 31, 2007
	(In thousands)
Computer hardware and related software	$17,810	$16,523
Office hardware	3,593	3,317
Furniture and fixtures	1,850	1,834
Leasehold improvements	2,186	2,226
Computer hardware under capital lease	645	—
Accumulated depreciation and amortization	(22,505)	(20,969)

Total furniture, equipment and leasehold improvements, net	$3,579	$2,931

7. Software Development Costs
     During the nine months ended September 30, 2008 and 2007, software development costs totaling $1.9 million and $2.6 million, respectively, were capitalized. Non-capitalized software costs and routine maintenance costs are expensed as incurred and are included in employee compensation and benefits and professional and consulting fees in the Consolidated Statements of Operations. Software development costs, net, are comprised of the following:

	As of
	September 30, 2008	December 31, 2007
	(In thousands)
Software development costs	$19,185	$17,344
Accumulated amortization	(14,278)	(11,585)

Total software development costs, net	$4,907	$5,759

8. Goodwill and Intangible Assets
     Goodwill and intangible assets principally relate to the allocation of purchase price associated with the acquisition of Trade West Systems, LLC (“TWS”), which was completed in November 2007, and the preliminary allocation of purchase price for the acquisition of Greenline. The following is a summary of changes in goodwill for the nine months ended September 30, 2008 (in thousands):

MARKETAXESS HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Unaudited (Continued)

Balance at December 31, 2007	$2,361
Goodwill from Greenline acquisition	28,104
TWS purchase price allocation adjustment	18

Balance at September 30, 2008	$30,483

     Intangible assets that are subject to amortization, including the related accumulated amortization, are comprised of the following:

	September 30, 2008			December 31, 2007
		Accumulated	Net Carrying		Accumulated	Net Carrying
	Cost	Amortization	Amount	Cost	Amortization	Amount
	(In thousands)

Technology	$4,010	$(938)	$3,072	$770	$(26)	$744
Customer relationships	3,530	(487)	3,043	220	(4)	216
Non-competition agreements	1,260	(144)	1,116	—	—	—
Tradenames	590	(129)	461	70	(2)	68

Total	$9,390	$(1,698)	$7,692	$1,060	$(32)	$1,028

     During the third quarter of 2008, the Company determined that the technology, customer relationships and tradename intangible assets recognized in connection with the TWS acquisition were impaired. A charge of $0.7 million was recorded to reflect negative current period operating results and reduced revenue expectations for connectivity solutions principally delivered to broker-dealers. Additional amortization expense associated with identifiable intangible assets was $1.0 million for the nine months ended September 30, 2008. Estimated total amortization expense is $2.1 million for 2008, $1.6 million for 2009, $1.5 million for 2010 and 2011 and $1.4 million for 2012.
9. Income Taxes
     The provision for income taxes consists of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(In thousands)
Current:
Federal	$—	$—	$—	$—
State and local	—	—	—	88
Foreign	78	(9)	193	69

Total current provision	78	(9)	193	157

Deferred:
Federal	9	550	1,717	3,163
State and local	(38)	303	685	1,560
Foreign	530	389	1,264	859

Total deferred provision	501	1,242	3,666	5,582

Provision for income taxes	$579	$1,233	$3,859	$5,739

     The following is a summary of the Company’s net deferred tax assets:

	As of
	September 30, 2008	December 31, 2007
	(In thousands)
Deferred tax assets and liabilities	$37,726	$37,830
Valuation allowance	(623)	(623)

Deferred tax assets, net	$37,103	$37,207

MARKETAXESS HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Unaudited (Continued)
     As of September 30, 2008, the Company has deferred tax assets associated with stock-based compensation of approximately $4.2 million. Given the current market price of the Company’s common stock, there is a risk that the ultimate tax benefit realized upon the exercise of stock options or vesting of restricted stock could be less than the tax benefit previously recognized and in a manner sufficient to exhaust the additional-paid-in-capital pool determined under FAS 123R. If this should occur, any excess tax benefit previously recognized would be reversed resulting in an increase in tax expense. Since the tax benefit to be realized in the future is unknown, it is not currently possible to estimate the impact on the deferred tax balance. As of September 30, 2008, the additional paid-in-capital pool is approximately $3.3 million.
     The Company or one of its subsidiaries files U.S. federal, state and foreign income tax returns. With the exception of New York and Connecticut state tax returns, all U.S. federal, state and U.K. income tax returns have not been subject to audit. The Company’s New York State franchise tax returns for 2004 through 2006 are currently under examination. The Company cannot estimate when the examination will conclude.
     As a result of the implementation of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109,” effective January 1, 2007, the Company recognized an increase in deferred tax assets of $3.0 million related to previously unrecognized tax benefits, which was accounted for as an increase to additional paid-in capital of $0.3 million and an increase in accrued expenses of $2.7 million. Unrecognized tax benefits as of December 31, 2007 and September 30, 2008 were $2.7 million. If recognized, this entire amount would impact the effective tax rate.
     The Company recognizes interest and penalties related to unrecognized tax benefits in general and administrative expenses in the Consolidated Statements of Operations. Interest expense was zero for the three and nine months ended September 30, 2008 and zero and $28,000 for the three and nine months ended September 30, 2007, respectively.
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

	As of
	September 30, 2008	December 31, 2007
	(In thousands)
Cash and cash equivalents	$114,898	$71,598
Securities and cash provided as collateral	3,916	3,955
Accounts receivable	3,804	6,290
Accounts payable	32	177

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(In thousands)
Commissions	$3,094	$6,993	$9,695	$24,263
Information and user access fees	81	218	207	595
Investment income	310	474	786	1,388
Technology products and services	3	—	25	—
Other income	45	150	132	352
General and administrative	17	7	35	32

MARKETAXESS HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Unaudited (Continued)
11. Stockholders’ Equity and Preferred Stock
Common Stock
     As of September 30, 2008 and December 31, 2007, the Company had 110,000,000 authorized shares of common stock and 10,000,000 authorized shares of non-voting common stock. Common stock entitles the holder to one vote per share of common stock held. During the nine months ended September 30, 2007, a total of 539,725 shares of non-voting common stock were converted to common stock.
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
     In October 2006, the Board of Directors of the Company authorized a share repurchase program for up to $40.0 million of common stock. Shares repurchased under the program will be held in treasury for future use. In January 2008, the Company repurchased 221,406 shares of common stock at a cost of $2.8 million to complete the share repurchase program. A total of 2,864,120 shares were repurchased at an aggregate cost of $40.0 million over the life of the repurchase program.
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

MARKETAXESS HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Unaudited (Continued)
     As discussed above, the Warrants entitle the Purchasers to purchase an aggregate of 700,000 shares of common stock at an exercise price of $10.00 per share. The Warrants may be exercised for cash or on a net exercise basis. The Warrants expire on the tenth anniversary of the date they were first issued and are subject to customary anti-dilution adjustments in the event of stock splits, reverse stock splits, stock dividends and similar transactions. The net proceeds from the issuance have been allocated to the Series B Preferred Stock and Warrants based on their relative fair value on the respective closing dates and resulted in $3.2 million being allocated to the Warrants. The fair value of the Warrants was computed using the Black-Scholes option pricing model.
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
12. Stock-Based Compensation Plans
     Stock-based compensation expense for the three and nine months ended September 30, 2008 and 2007 was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(In thousands)
Employee:
Stock options	$964	$583	$2,872	$2,264
Restricted stock	707	568	2,107	1,518

	1,671	1,151	4,979	3,782

Non-employee directors:
Stock options	32	36	94	101
Restricted stock	82	83	223	218

	114	119	317	319

Total stock-based compensation	$1,785	$1,270	$5,296	$4,101

     The Company records stock-based compensation for employees in employee compensation and benefits and for non-employee directors in general and administrative expenses in the Consolidated Statements of Operations.
     During the nine months ended September 30, 2008, the Company granted to employees a total of 851,620 options to purchase shares of common stock, 151,915 shares of restricted stock and performance-based shares with a target pay-out of 177,680 shares of

MARKETAXESS HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Unaudited (Continued)
common stock. Based on the Black-Scholes option pricing model, the weighted average fair value for each option granted was $4.54 per share. The fair value of the restricted stock and performance-based share awards was based on a weighted-average grant date fair value of $10.49 per share. As of September 30, 2008, there was $12.3 million of total unrecognized compensation costs related to non-vested awards. That cost is expected to be recognized over a weighted-average period of 1.5 years.
13. Earnings Per Share
     The following table sets forth the computation of basic and diluted earnings per common share.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(In thousands, except share and per share amounts)
Basic EPS
Net income	$1,519	$2,410	$5,963	$8,412
Amount allocable to common shareholders	90.4%	100.0%	95.7%	100.0%

Net income applicable to common stock	$1,373	$2,410	$5,705	$8,412

Common stock — voting	30,366,358	30,243,324	30,180,006	29,424,916
Common stock — non-voting	2,585,654	2,585,654	2,585,654	2,765,562

Basic weighted average shares outstanding	32,952,012	32,828,978	32,765,660	32,190,478

Basic earnings per share	$0.04	$0.07	$0.17	$0.26

Diluted EPS
Net income	$1,519	$2,410	$5,963	$8,412

Basic weighted average shares outstanding	32,952,012	32,828,978	32,765,660	32,190,478
Effect of dilutive shares:
Series B Preferred Stock	3,500,000	—	1,477,778	—
Warrants	—	—	—	772,977
Stock options and restricted stock	986,042	1,746,108	944,215	1,629,260

Diluted weighted average shares outstanding	37,438,054	34,575,086	35,187,653	34,592,715

Diluted earnings per share	$0.04	$0.07	$0.17	$0.24

     Stock options, restricted stock and warrants totaling 5,090,066 shares and 457,043 shares for the three months ended September 30, 2008 and 2007, respectively, and 4,634,884 shares and 664,911 shares for the nine months ended September 30, 2008 and 2007, respectively, were excluded from the computation of diluted earnings per share because their effect would have been antidilutive.
14. Commitments and Contingencies
     The Company leases office space and equipment under non-cancelable lease agreements expiring at various dates through 2016. Office space leases are subject to escalation based on certain costs incurred by the landlord. Minimum rental commitments under such operating and capital leases, net of sublease income, are as follows:

MARKETAXESS HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Unaudited (Continued)

	Operating Leases	Capital Lease
	(In thousands)
Remainder of 2008	$558	$39
2009	2,236	160
2010	1,040	160
2011	613	160
2012	553	160
2013	555	119
Thereafter	1,087	—

Minimum lease payments	6,642	798
Less amount representing interest	—	153

	$6,642	$645

     Rental expense of $0.6 million and $0.8 million for the three months ended September 30, 2008 and 2007, respectively, and $1.8 million and $2.1 million for the nine months ended September 30, 2008 and 2007, respectively, is included in occupancy expenses in the Consolidated Statements of Operations. Rental expense has been recorded based on the total minimum lease payments after giving effect to rent abatement and concessions, which are being amortized on a straight-line basis over the life of the lease, and sublease income.
     The Company has entered into a sublease agreement on one of its leased properties through the April 2011 lease termination date. A loss on the sublease was recorded in 2001. The sublease loss accrual as of September 30, 2008 and December 31, 2007 was $0.5 million and $0.7 million, respectively. In May 2008, the Company assigned the lease agreement on another leased property. The Company is contingently liable should the assignee default on future lease obligations through the November 2016 lease termination date. The aggregate amount of future lease obligations under these two arrangements is $5.7 million as of September 30, 2008.
     The Company is contingently obligated for standby letters of credit that were issued to landlords for office space. The Company uses a U.S. government obligation as collateral for these standby letters of credit. This collateral is included with securities and cash provided as collateral in the Consolidated Statements of Financial Condition and had a fair market value of $3.3 million as of September 30, 2008 and December 31, 2007.
     MarketAxess Corporation operates an anonymous matching service for its broker-dealer clients. MarketAxess Corporation executes trades on a riskless principal basis, which are cleared and settled by an independent clearing broker. Under a securities clearing agreement with the independent clearing broker, MarketAxess Corporation maintains a collateral deposit with the clearing broker in the form of cash or U.S. government securities. As of September 30, 2008 and December 31, 2007, the collateral deposit included in securities and cash provided as collateral in the Consolidated Statements of Financial Condition was $0.5 million. MarketAxess Corporation is exposed to credit risk in the event a counterparty does not fulfill its obligation to complete a transaction. Pursuant to the terms of the securities clearing agreement between MarketAxess Corporation and the independent clearing broker, the clearing broker has the right to charge MarketAxess Corporation for losses resulting from a counterparty’s failure to fulfill its contractual obligations. The losses are not capped at a maximum amount and apply to all trades executed through the clearing broker. As of September 30, 2008, MarketAxess Corporation recorded no liabilities with regard to this right.
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
     In January 2007, two former employees commenced arbitration proceedings against MarketAxess Corporation before FINRA arising out of the expiration of certain vested and unvested stock options and unvested restricted shares issued to them. In April 2007, one of those former employees brought a separate FINRA arbitration against MarketAxess Holdings Inc. based on the same claim he had filed against MarketAxess Corporation. The arbitrations filed by this former employee were consolidated before FINRA and, by an award served on the parties on June 20, 2008, the FINRA arbitration panel denied the former employee’s claims, totaling approximately $3.6 million, in their entirety. The period to file a motion to vacate the award expired in September 2008.

MARKETAXESS HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Unaudited (Continued)
     The claim of the other former employee, which is pending before FINRA, is that the Company wrongfully failed to accelerate the vesting of his then unvested options and restricted shares upon his termination and also failed to waive the 90-day time period within which he was required to exercise his vested options. This former employee further alleges that he is entitled to a bonus for the approximately five months that he worked for MarketAxess Corporation during 2006. The alleged damages sought by this former employee total approximately $0.9 million, plus statutory interest, and an unstated amount of punitive damages, costs and expenses. The FINRA hearing is scheduled for February 2009. The Company has vigorously defended the claims brought against it and MarketAxess Corporation. Based on currently available information, management believes that the likelihood of a material loss is not probable. Accordingly, no amount has been provided in the accompanying financial statements. However, arbitration is subject to inherent uncertainties and unfavorable rulings could occur.
15. Comprehensive Income
     Comprehensive income was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(In thousands)
Net income	$1,519	$2,410	$5,963	$8,412
Cumulative translation adjustment and foreign currency exchange hedge, net of taxes	(123)	(62)	(420)	(145)
Unrealized net loss on securities available-for-sale, net of taxes	(178)	53	(417)	22

Total comprehensive income	$1,218	$2,401	$5,126	$8,289

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
Executive Overview
     MarketAxess operates one of the leading platforms for the electronic trading of corporate bonds and certain other types of fixed-income securities. Through our platform, 648 active institutional investor client firms (firms that executed at least one trade in U.S. or European fixed-income securities through our electronic trading platform between October 2007 and September 2008) can access the aggregate liquidity provided by the collective interest of our 49 broker-dealer clients in buying or selling bonds through our platform. Our active institutional investor clients include investment advisers, mutual funds, insurance companies, public and private pension funds, bank portfolios and hedge funds. Our DealerAxess® trading service allows dealers to trade fixed-income securities and credit default swaps with each other on our platform. Through our Corporate BondTicker™ service, we provide fixed-income market data, analytics and compliance tools that help our clients make trading decisions. In addition, through our subsidiary, MarketAxess Technologies Inc., we provide FIX (Financial Information Exchange) message management tools, connectivity solutions and ancillary technology services that facilitate the electronic communication of order information between trading counterparties. Our revenues are primarily generated from the trading of U.S. and European high-grade corporate bonds.
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
Trends in Our Business
     The majority of our revenues are derived from monthly distribution fees and commissions for transactions executed on our platform between our institutional investor and broker-dealer clients. We believe that there are five key variables that impact the notional value of such transactions on our platform and the amount of commissions and distribution fees earned by us:
•	the number of institutional investor clients that participate on the platform and their willingness to originate transactions through the platform;

•	the number of broker-dealer clients on the platform and the frequency and competitiveness of the price responses they provide to the institutional investor clients;

•	the number of markets for which we make trading available to our clients;

•	the overall level of activity in these markets; and

•	the level of commissions that we collect for trades executed through the platform.
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
     The past 15 months has been a period of significant turmoil in the U.S. and European credit markets, especially in short-term funding and floating rate note instruments. A widespread retrenchment in the credit markets resulted in increased credit spreads and significantly higher credit spread volatility across a wide range of asset classes and a substantial decline in average daily trading volume of U.S. high-grade corporate bonds. The average daily trading volume of U.S. high-grade corporate bonds for the three months ended September 30, 2008 decreased by 16.3% compared to the three months ended September 30, 2007. We believe that a resultant lack of liquidity in the credit markets led institutional investors to reduce overall bond trading activity and conduct a higher percentage of their trades directly with their broker-dealer counterparties via the telephone, resulting in lower volumes on our platform. We also believe that a stabilization in credit market conditions, at higher overall levels of credit spreads, is likely to favorably impact the volume of trades conducted over our platform.
     We have historically earned a substantial portion of our commissions and overall revenues from broker-dealer clients that are (or whose affiliates are) our stockholders. For 2008, a total of three dealers, and for 2007, a total of seven dealers, were considered to be Stockholder Broker-Dealer Clients. As a result of the reduction in the number of our Stockholder Broker-Dealer Clients due to the sale of shares of our common stock by several of our founding dealers, the percentage of our revenues derived from such clients has been declining. For the nine months ended September 30, 2008, the percentage decreased to 15.2% from 37.3% for the nine months ended September 30, 2007. Affiliates of most of our Stockholder Broker-Dealer Clients are also among our institutional investor clients. A table detailing the amount of our revenues generated by the Stockholder Broker-Dealer Clients, and their respective affiliates, is provided below for the three and nine months ended September 30, 2008 and 2007.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	($ in thousands)
Commissions	$3,094	$6,993	$9,695	$24,263
Information and user access fees	81	218	207	595
Investment income	310	474	786	1,388
Technology products and services	3	—	25	—
Other	45	150	132	352

	$3,533	$7,835	$10,845	$26,598

Percentage of total revenues	15.6%	35.3%	15.2%	37.3%
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
     U.S. High-Grade Corporate Bond Commissions. The U.S. high-grade corporate bond fee plan incorporates monthly distribution fees and variable transaction fees billed to our broker-dealer clients on a monthly basis. We expect the U.S. high-grade distribution fees to decrease as a result of the recent merger and bankruptcy activity involving several of our broker-dealer clients. The fee plan incorporates volume incentives to our broker-dealer clients that are designed to increase the volume of transactions effected on our platform. Under the fee plan, we electronically add the transaction fee to the spread quoted by the broker-dealer client. For trades on our DealerAxess® dealer-to-dealer electronic trading platform, we typically charge a fee to the broker-dealer client involved in the transaction that is based on the size of the transaction and the maturity of the bond traded.
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
     Expense Trends
     In the normal course of business, we incur the following expenses:
     Employee Compensation and Benefits. Employee compensation and benefits is our most significant expense and includes employee salaries, stock compensation costs, other incentive compensation, severance, employee benefits and payroll taxes.
     Depreciation and Amortization. We depreciate our computer hardware and related software, office hardware, and furniture and fixtures and amortize our capitalized software development costs on a straight-line basis over a three-year or five-year period. We amortize leasehold improvements on a straight-line basis over the lesser of the life of the improvement or the remaining term of the lease. Intangible assets with definite lives, including purchased technologies, customer relationships and other intangible assets, are amortized over their estimated useful lives, ranging from five to ten years. Intangible assets are assessed for impairment when events or circumstances indicate a possible impairment pursuant to the provisions of SFAS No. 144, “Accounting for Long Lived Assets and for Long Lived Assets to be Disposed Of.”
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

     Expenses may grow in the future, primarily due to investment in new products, notably in employee compensation and benefits, professional and consulting fees, and general and administrative expense, but we believe that operating leverage can be achieved by increasing volumes in existing products and adding new products without substantial additions to our infrastructure.
Critical Accounting Policies
     This Management’s Discussion and Analysis of Financial Condition and Results of Operations discusses our Consolidated Financial Statements, which have been prepared in accordance with U.S. generally accepted accounting principles, also referred to as U.S. GAAP. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the reported amounts of income and expenses during the reporting periods. We base our estimates and judgments on historical experience and on various other factors that we believe are reasonable under the circumstances. Actual results may differ from these estimates under varying assumptions or conditions. Note 2 of the Notes to our Consolidated Financial Statements includes a summary of the significant accounting policies and methods used in the preparation of our Consolidated Financial Statements. Other than the expansion of our revenue recognition policy to embody additional products and services from our Greenline acquisition, there were no significant changes to our critical accounting policies and estimates during the nine months ended September 30, 2008, as compared to those we disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2007.
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
Statistical Information
     Our trading volume for each of the periods presented was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Trading Volume Data (in billions)
U.S. high-grade	$27.5	$39.9	$109.0	$168.3
European high-grade	8.6	14.8	28.4	66.9
Other	12.9	21.0	45.9	56.4

Total	$49.0	$75.7	$183.3	$291.6

Number of U.S. Trading Days	64	63	189	188
Number of U.K. Trading Days	65	64	190	189
     For volume reporting purposes, transactions in foreign currencies are converted to U.S. dollars at average monthly rates. Prior to September 1, 2008, no fees were charged on U.S. high-grade single-dealer inquiries. Such single dealer inquiry trading volume amounted to $1.4 billion and $2.6 billion for the three months ended September 30, 2008 and 2007, respectively, and $6.3 billion and $12.6 billion for the nine months ended September 30, 2008 and 2007, respectively. Effective September 1, 2008, single-dealer inquiry trades are charged commissions in accordance with the U.S. high-grade corporate bond fee plan. Credit default swap trading volume data are included in Other. Trading volume data related to DealerAxess® bond trading between broker-dealer clients are included in either U.S. high-grade or Other trading volumes, as appropriate.

     Our active institutional investor clients (firms that executed at least one trade in U.S. or European fixed-income securities through our electronic trading platform for the twelve months ended September 30, 2008 and 2007, respectively) and our broker-dealer clients as of September 30, 2008 and 2007 were as follows:

	Nine Months Ended September 30,
	2008	2007
Institutional Investor Clients:
U.S. products	460	474
European products	188	217

Total	648	691

Broker-Dealer Clients	49	30

  Results of Operations
  Three Months Ended September 30, 2008 Compared to Three Months Ended September 30, 2007
  Overview
     Total revenues increased by $0.5 million or 2.2% to $22.7 million for the three months ended September 30, 2008, from $22.2 million for the three months ended September 30, 2007. This increase in total revenues was primarily due to an increase in technology products and services revenues of $2.6 million offset by a decline in U.S. high-grade revenues of $1.2 million, European high-grade revenues of $0.5 million and investment income of $0.4 million. Technology products and services revenues reflect the impact of the Greenline and TWS acquisitions.
     Total expenses increased by $2.0 million or 10.9% to $20.6 million for the three months ended September 30, 2008, from $18.6 million for the three months ended September 30, 2007. The Greenline and TWS acquisitions increased expenses by $3.3 million, including $1.5 million of employee compensation and benefits. The $2.0 million increase in total expenses was primarily due to higher employee compensation and benefits of $0.9 million and depreciation and amortization of $0.8 million.
     Income before taxes decreased by $1.5 million or 42.4% to $2.1 million for the three months ended September 30, 2008, from $3.6 million for the three months ended September 30, 2007. Net income decreased by $0.9 million or 37.0% to $1.5 million for the three months ended September 30, 2008, from $2.4 million for three months ended September 30, 2007.

  Revenues
     Our revenues for the three months ended September 30, 2008 and 2007, and the resulting dollar and percentage changes, were as follows:

	Three Months Ended September 30,
	2008		2007
		% of		% of	$	%
	$	Revenues	$	Revenues	Change	Change
	($ in thousands)
Commissions
U.S. high-grade	$10,777	47.5%	$11,982	54.0%	$(1,205)	(10.1)%
European high-grade	4,427	19.5	4,889	22.0	(462)	(9.4)
Other	2,015	8.9	2,107	9.5	(92)	(4.4)

Total commissions	17,219	75.9	18,978	85.5	(1,759)	(9.3)
Information and user access fees	1,562	6.9	1,535	6.9	27	1.8
Investment income	963	4.2	1,332	6.0	(369)	(27.7)
Technology products and services	2,646	11.7	50	0.2	2,596	5,192.0
Other	291	1.3	303	1.4	(12)	(4.0)

Total revenues	$22,681	100.0%	$22,198	100.0%	$483	2.2%

     Commissions. Total commissions decreased by $1.8 million or 9.3% to $17.2 million for the three months ended September 30, 2008 from $19.0 million for the three months ended September 30, 2007. The following table shows the extent to which the decrease in commissions for the three months ended September 30, 2008 was attributable to changes in transaction volumes, transaction fees per million, monthly distribution fees and DealerAxess® minimum fees:

	Change from Three Months Ended September 30, 2007
	U.S.	European
	High-Grade	High-Grade	Other	Total
	(In thousands)
Volume decrease	$(1,171)	$(616)	$(814)	$(2,600)
Transaction fee per million increase	652	11	722	1,384
Monthly distribution fees (decrease) increase	(520)	143	—	(377)
DealerAxess® minimum fees decrease	(166)	—	—	(166)

Total commissions decrease	$(1,205)	$(462)	$(92)	$(1,759)

     Our average fees per million for the three months ended September 30, 2008 and 2007 were as follows:

	Three Months Ended September 30,
	2008	2007
Average Fee Per Million
U.S. high-grade
Total	$392	$300
Transaction	$118	$95
European high-grade
Total	$516	$330
Transaction	$100	$99
Other	$156	$100
All Products	$352	$251
     U.S. high-grade volume decreased by 31.0% for the three months ended September 30, 2008, compared to the three months ended September 30, 2007. The decrease in U.S. high-grade volume was due to a decline in the Company’s estimated market share of total

U.S. high-grade corporate bond volume as reported by the FINRA Trade Reporting and Compliance Engine (“TRACE”) from 7.8% for the three months ended September 30, 2007 to 6.4% for the three months ended September 30, 2008, coupled with a decline in overall market volume as measured by FINRA TRACE. Estimated FINRA TRACE U.S. high-grade volume decreased by 16.3% from $512.7 billion for the three months ended September 30, 2007 to $429.3 billion for the three months ended September 30, 2008. We believe that the credit market turmoil has negatively impacted overall FINRA TRACE volume and the share of that volume transacted over our platform. The U.S. high-grade distribution fees were $7.5 million for the three months ended September 30, 2008, compared to $8.0 million for the three months ended September 30, 2007. We expect the U.S. high-grade distribution fees to decrease as a result of the recent merger and bankruptcy activity involving several of our broker-dealer clients. The DealerAxess® monthly minimum fees were zero and $0.2 million for the three months ended September 30, 2008 and 2007, respectively. The majority of the DealerAxess® high-grade minimum fee commitments expired as of June 30, 2007. The total U.S. high-grade average fee per million is calculated for each period presented using both the transaction fees and the monthly distribution fees, including the DealerAxess® monthly minimum fees, paid by our broker-dealer clients. The U.S. high-grade average transaction fee per million increased from $95 per million for the three months ended September 30, 2007 to $118 per million for the three months ended September 30, 2008 primarily due to the longer maturity of trades executed on the platform, for which we charge higher commissions.
     European high-grade volume decreased by 41.8% for the three months ended September 30, 2008, compared to the three months ended September 30, 2007. During the third quarter of 2008, we believe that the European credit markets experienced market conditions similar to those experienced in the U.S. On June 1, 2007, we introduced a new fee plan for European high-grade corporate bond trades. Similar to the U.S. high-grade plan, the new European high-grade corporate bond fee plan incorporates a monthly distribution fee and a transaction fee that is dependent on the type of bond traded and the maturity of the issue. The European high-grade distribution fee was $3.6 million for the three months ended September 30, 2008, compared to $3.4 million for the three months ended September 30, 2007. The total European high-grade average fee per million is calculated for each period presented using both the transaction fees and the monthly distribution fees paid by our broker-dealer clients. The European high-grade average transaction fee per million increased from $99 per million for the three months ended September 30, 2007 to $100 per million for the three months ended September 30, 2008.
     Other volume decreased by 38.6% for the three months ended September 30, 2008, compared to the three months ended September 30, 2007. The decrease was primarily due to lower emerging market, credit default swap and agencies volume. Other average fee per million increased from $100 per million for the three months ended September 30, 2007 to $156 for the three months ended September 30, 2008, primarily due to lower volume in products with lower fees per million.
     Information and User Access Fees. Information and user access fees increased by 1.8% to $1.6 million for the three months ended September 30, 2008 from $1.5 million for the three months ended September 30, 2007.
     Investment Income. Investment income decreased by $0.4 million or 27.7% to $1.0 million for the three months ended September 30, 2008 from $1.3 million for the three months ended September 30, 2007. The decrease was due to lower interest rates.
     Technology Products and Services. Technology products and services revenues increased to $2.6 million for the three months ended September 30, 2008 from $0.1 million for the three months ended September 30, 2007. The increase was a result of the Greenline and TWS acquisitions.
     Other. Other revenues were $0.3 million for both the three months ended September 30, 2008 and 2007.

Expenses
     Our expenses and expenses as a percentage of revenues for the three months ended September 30, 2008 and 2007, and the resulting dollar and percentage changes, were as follows:

	Three Months Ended September 30,
	2008		2007
		% of		% of	$	%
	$	Revenues	$	Revenues	Change	Change
	($ in thousands)
Employee compensation and benefits	$11,173	49.3%	$10,258	46.2%	$915	8.9%
Depreciation and amortization	2,494	11.0	1,686	7.6	808	47.9
Technology and communications	2,007	8.8	1,897	8.5	110	5.8
Professional and consulting fees	1,822	8.0	1,883	8.5	(61)	(3.2)
Occupancy	660	2.9	869	3.9	(209)	(24.1)
Marketing and advertising	646	2.8	481	2.2	165	34.3
General and administrative	1,781	7.9	1,481	6.7	300	20.3

Total expenses	$20,583	90.7%	$18,555	83.6%	$2,028	10.9%

     Employee Compensation and Benefits. Employee compensation and benefits increased by $0.9 million or 8.9% to $11.2 million for the three months ended September 30, 2008 from $10.3 million for the three months ended September 30, 2007. This increase was primarily attributable to higher wages of $0.7 million, severance costs of $0.7 million and stock-based compensation expense of $0.5 million, offset by reduced incentive compensation of $1.1 million. The higher wages primarily resulted from the Greenline and TWS acquisitions. The severance costs were attributable to a reduction in headcount in September 2008 in response to the credit market conditions.
     Depreciation and Amortization. Depreciation and amortization expense increased by $0.8 million or 47.9% to $2.5 million for the three months ended September 30, 2008 from $1.7 million for the three months ended September 30, 2007. During the third quarter of 2008, the Company determined that the technology, customer relationships and tradename intangible assets recognized in connection with the TWS acquisition were impaired. A charge of $0.7 million was recorded to reflect negative current period operating results and reduced revenue expectations for connectivity solutions principally delivered to broker-dealers. For the three months ended September 30, 2008 and 2007, we capitalized $0.5 million and $0.9 million, respectively, of software development costs, and $0.7 million and $0.5 million, respectively, of computer and related equipment purchases.
     Technology and Communications. Technology and communications expense increased by $0.1 million or 5.8% to $2.0 million for the three months ended September 30, 2008 from $1.9 million for the three months ended September 30, 2007. This increase was attributable to an increase in the purchase of market and production data.
     Professional and Consulting Fees. Professional and consulting fees decreased by $0.1 million or 3.2% to $1.8 million for the three months ended September 30, 2008 from $1.9 million for the three months ended September 30, 2007. The decrease was principally due to lower legal expense.
     Occupancy. Occupancy costs decreased by $0.2 million or 24.1% to $0.7 million for the three months ended September 30, 2008 from $0.9 million for the three months ended September 30, 2007.
     Marketing and Advertising. Marketing and advertising expense increased by $0.2 million or 34.3% to $0.6 million for the three months ended September 30, 2008 from $0.5 million for the three months ended September 30, 2007, primarily due to higher advertising and promotion expenses.
     General and Administrative. General and administrative expense increased by $0.3 million or 20.3% to $1.8 million for the three months ended September 30, 2008 from $1.5 million for the three months ended September 30, 2007, primarily due to increased charges for doubtful accounts of $0.2 million and non-sales related travel and entertainment of $0.2 million.

     Provision for Income Tax. For the three months ended September 30, 2008 and 2007, we recorded an income tax provision of $0.6 million and $1.2 million, respectively. The decrease in the tax provision was primarily attributable to the $1.5 million decline in pre-tax income for the period. With the exception of the payment of certain foreign taxes, the provision for income taxes was a non-cash expense since we had available net operating loss carryforwards and tax credits to offset the cash payment of taxes.
     Our consolidated effective tax rate for the three months ended September 30, 2008 was 27.6% compared to 33.8% for the three months ended September 30, 2007. The 2008 effective tax rate reflects a higher portion of earnings generated in lower tax rate jurisdictions. Our consolidated effective tax rate can vary from period to period depending on, among other factors, the geographic and business mix of our earnings and changes in tax legislation and tax rates. Due to our net deferred tax asset balance, a decrease in tax rates results in a reduction in our deferred tax balance and an increase in tax expense.
Nine Months Ended September 30, 2008 Compared to Nine Months Ended September 30, 2007
Overview
     Total revenues were $71.3 million for both the nine months ended September 30, 2008 and 2007. A decline in U.S. high-grade revenues of $4.5 million and investment income of $1.1 million was offset by an increase in technology products and services revenues of $5.4 million. Technology products and services revenues reflect the impact of the Greenline and TWS acquisitions.
     Total expenses increased by $4.3 million or 7.6% to $61.4 million for the nine months ended September 30, 2008, from $57.1 million for the nine months ended September 30, 2007. The Greenline and TWS acquisitions increased expenses by $6.9 million, including $3.2 million in employee compensation and benefits. The $4.3 million increase in total expenses was primarily due to higher employee compensation and benefits of $1.0 million, professional and consulting fees of $1.0 million and general and administrative expenses of $0.9 million.
     Income before taxes decreased by $4.3 million or 30.6% to $9.8 million for the nine months ended September 30, 2008, from $14.2 million for the nine months ended September 30, 2007. Net income decreased by $2.4 million or 29.1% to $6.0 million for the nine months ended September 30, 2008, from $8.4 million for nine months ended September 30, 2007.
Revenues
     Our revenues for the nine months ended September 30, 2008 and 2007, and the resulting dollar and percentage changes, were as follows:

	Nine Months Ended September 30,
	2008		2007
		% of		% of	$	%
	$	Revenues	$	Revenues	Change	Change
	($ in thousands)
Commissions
U.S. high-grade	$35,733	50.1%	$40,196	56.4%	$(4,463)	(11.1)%
European high-grade	14,136	19.8	14,099	19.8	37	0.3
Other	6,783	9.5	6,832	9.6	(49)	(0.7)

Total commissions	56,652	79.5	61,127	85.8	(4,475)	(7.3)
Information and user access fees	4,485	6.3	4,357	6.1	128	2.9
Investment income	2,715	3.8	3,812	5.3	(1,097)	(28.8)
Technology products and services	6,089	8.5	650	0.9	5,439	836.8
Other	1,316	1.8	1,321	1.9	(5)	(0.4)

Total revenues	$71,257	100.0%	$71,267	100.0%	$(10)	(0.0)%

     Commissions. Total commissions decreased by $4.5 million or 7.3% to $56.7 million for the nine months ended September 30, 2008 from $61.1 million for the nine months ended September 30, 2007. The following table shows the extent to which the decrease in commissions for the nine months ended September 30, 2008 was attributable to changes in transaction volumes, transaction fees per million, monthly distribution fees and DealerAxess® minimum fees:

	Change from Nine Months Ended September 30, 2007
	U.S.	European
	High-Grade	High-Grade	Other	Total
		(In thousands)
Volume decrease	$(4,685)	$(5,496)	$(1,278)	$(11,459)
Transaction fee per million increase (decrease)	3,748	(1,058)	1,229	3,919
Monthly distribution fees (decrease) increase	(106)	6,591	—	6,485
DealerAxess® minimum fees decrease	(3,420)	—	—	(3,420)

Total commissions (decrease) increase	$(4,463)	$37	$(49)	$(4,475)

     Our average fees per million for the nine months ended September 30, 2008 and 2007 were as follows:

	Nine Months Ended September 30,
	2008	2007
Average Fee Per Million
U.S. high-grade
Total	$328	$239
Transaction	$113	$79
European high-grade
Total	$497	$211
Transaction	$106	$143
Other	$148	$121
All Products	$309	$210
     U.S. high-grade volume decreased by 35.2% for the nine months ended September 30, 2008, compared to the nine months ended September 30, 2007. The decrease in U.S. high-grade volume was due to a decline in the Company’s estimated market share of total U.S. high-grade corporate bond volume as reported by FINRA TRACE from 9.5% for the nine months ended September 30, 2007 to 7.1% for the nine months ended September 30, 2008, coupled with a decline in overall market volume as measured by FINRA TRACE. Estimated FINRA TRACE U.S. high-grade volume decreased by 13.5% from $1,770.7 billion for the nine months ended September 30, 2007 to $1,531.9 billion for the nine months ended September 30, 2008. We believe that the credit market turmoil has negatively impacted overall FINRA TRACE volume and the share of that volume transacted over our platform. The U.S. high-grade distribution fees were $23.4 million for the nine months ended September 30, 2008, compared to $23.5 million for the nine months ended September 30, 2007. The DealerAxess® monthly minimum fees were zero and $3.4 million for the nine months ended September 30, 2008 and 2007, respectively. The majority of the DealerAxess® high-grade minimum fee commitments expired as of June 30, 2007. The U.S. high-grade average transaction fee per million increased from $79 per million for the nine months ended September 30, 2007 to $113 per million for the nine months ended September 30, 2008 primarily due to the longer maturity of trades executed on the platform, for which we charge higher commissions.
     European high-grade volume decreased by 57.5% for the nine months ended September 30, 2008, compared to the nine months ended September 30, 2007. During the first nine months of 2008, we believe that the European credit markets experienced market conditions similar to those experienced in the U.S. On June 1, 2007, we introduced a new fee plan for European high-grade corporate bond trades. Similar to the U.S. high-grade plan, the new European high-grade corporate bond fee plan incorporates a monthly distribution fee and a transaction fee that is dependent on the type of bond traded and the maturity of the issue. The European high-grade distribution fee was $11.1 million for the nine months ended September 30, 2008, compared to $4.5 million for the nine months ended September 30, 2007. The European high-grade average transaction fee per million decreased from $143 per million for the nine months ended September 30, 2007 to $106 per million for the nine months ended September 30, 2008 principally due to the introduction of the new European high-grade fee plan.

     Other volume decreased by 18.7% for the nine months ended September 30, 2008, compared to the nine months ended September 30, 2007. The decrease was primarily due to lower emerging markets, credit default swap and agencies volume. Other average fee per million increased from $121 per million for the nine months ended September 30, 2007 to $148 for the three months ended September 30, 2008, primarily due to lower volume in products with lower fees per million.
     Information and User Access Fees. Information and user access fees increased by $0.1 million or 2.9% to $4.5 million for the nine months ended September 30, 2008 from $4.4 million for the nine months ended September 30, 2007.
     Investment Income. Investment income decreased by $1.1 million or 28.8% to $2.7 million for the nine months ended September 30, 2008 from $3.8 million for the nine months ended September 30, 2007. The decrease was due to lower total cash and cash equivalents and securities available-for-sale resulting from the Greenline acquisition and lower interest rates.
     Technology Products and Services. Technology products and services revenues increased by $5.4 million or 836.8% to $6.1 million for the nine months ended September 30, 2008 from $0.7 million for the nine months ended September 30, 2007. The increase was a result of the Greenline and TWS acquisitions.
     Other. Other revenues was $1.3 million for both the nine months ended September 30, 2008 and 2007.
Expenses
     Our expenses and expenses as a percentage of revenues for the nine months ended September 30, 2008 and 2007, and the resulting dollar and percentage changes, were as follows:

	Nine Months Ended September 30,
	2008		2007
		% of		% of	$	%
	$	Revenues	$	Revenues	Change	Change
	($ in thousands)
Employee compensation and benefits	$33,767	47.4%	$32,771	46.0%	$996	3.0%
Depreciation and amortization	6,090	8.5	5,476	7.7	614	11.2
Technology and communications	6,160	8.6	5,595	7.9	565	10.1
Professional and consulting fees	6,496	9.1	5,505	7.7	991	18.0
Occupancy	2,166	3.0	2,423	3.4	(257)	(10.6)
Marketing and advertising	1,912	2.7	1,364	1.9	548	40.2
General and administrative	4,844	6.8	3,982	5.6	862	21.6

Total expenses	$61,435	86.2%	$57,116	80.1%	$4,319	7.6%

     Employee Compensation and Benefits. Employee compensation and benefits increased by $1.0 million or 3.0% to $33.8 million for the nine months ended September 30, 2008 from $32.8 million for the nine months ended September 30, 2007. This increase was primarily attributable to higher wages of $1.8 million, severance costs of $1.1 million and stock-based compensation expense of $1.2 million, offset by reduced incentive compensation of $3.2 million. The higher wages primarily resulted from the Greenline and TWS acquisitions. The severance costs were attributable to a reduction in headcount during 2008 in response to the credit market conditions.
     Depreciation and Amortization. Depreciation and amortization expense increased by $0.6 million or 11.2% to $6.1 million for the nine months ended September 30, 2008 from $5.5 million for the nine months ended September 30, 2007. An increase in amortization of intangible assets of $1.0 million and TWS impairment charge of $0.7 million was offset by a decline in depreciation and amortization of hardware and software development costs. For the nine months ended September 30, 2008 and 2007, we capitalized $1.9 million and $2.6 million, respectively, of software development costs, and $1.3 million and $1.1 million, respectively, of computer and related equipment purchases. For the nine months ended September 30, 2008, $8.3 million of definite-life intangibles were created in connection with the Greenline acquisition.

     Technology and Communications. Technology and communications expense increased by $0.6 million or 10.1% to $6.2 million for the nine months ended September 30, 2008 from $5.6 million for the nine months ended September 30, 2007. This increase was attributable to higher office telecommunication costs and the purchase of market data.
     Professional and Consulting Fees. Professional and consulting fees increased by $1.0 million or 18.0% to $6.5 million for the nine months ended September 30, 2008 from $5.5 million for the nine months ended September 30, 2007. The increase was principally due to higher information technology consultant costs of $0.7 million and legal fees of $0.4 million, offset by lower recruiting fees of $0.5 million.
     Occupancy. Occupancy costs decreased by $0.3 million or 10.6% to $2.2 million for the nine months ended September 30, 2008 from $2.4 million for the nine months ended September 30, 2007.
     Marketing and Advertising. Marketing and advertising expense increased by $0.5 million or 40.2% to $1.9 million for the nine months ended September 30, 2008 from $1.4 million for the nine months ended September 30, 2007, primarily due to higher promotional and other marketing expenses and travel and entertainment expenses.
     General and Administrative. General and administrative expense increased by $0.9 million or 21.6% to $4.8 million for the nine months ended September 30, 2008 from $4.0 million for the nine months ended September 30, 2007, primarily due to increased charges for doubtful accounts of $0.6 million and non-sales related travel and entertainment of $0.3 million.
     Provision for Income Tax. For the nine months ended September 30, 2008 and 2007, we recorded an income tax provision of $3.9 million and $5.7 million, respectively. The decrease in the tax provision was primarily attributable to the $4.3 million decline in pre-tax income for the period. With the exception of the payment of certain foreign taxes, the provision for income taxes was a non-cash expense since we had available net operating loss carryforwards and tax credits to offset the cash payment of taxes.
     Our consolidated effective tax rate for the nine months ended September 30, 2008 was 39.3% compared to 40.6% for the nine months ended September 30, 2007. The 2008 effective tax rate reflects a higher portion of earnings generated in lower tax rate jurisdictions. The 2007 effective tax rate includes an adjustment to the deferred tax balance of $0.5 million to reflect the tax rate anticipated to be in effect when temporary differences are expected to reverse, as well as a change in enacted state tax rate. Our consolidated effective tax rate can vary from period to period depending on, among other factors, the geographic and business mix of our earnings and changes in tax legislation and tax rates. Due to our net deferred tax asset balance, a decrease in tax rates results in a reduction in our deferred tax balance and an increase in tax expense.
Liquidity and Capital Resources
     During the past three years, we have met our funding requirements through cash on hand, internally generated funds and, most recently, the issuance of Series B Preferred Stock. Cash and cash equivalents and securities available-for-sale totaled $133.0 million at September 30, 2008. Other than a capital lease obligation amounting to $0.6 million as of September 30, 2008, we have no long-term or short-term debt and do not maintain bank lines of credit.
     Our cash flows for the periods presented below were as follows:

	Nine Months Ended September 30,
	2008	2007
	(In thousands)
Net cash provided by operating activities	$17,849	$22,330
Net cash (used in) investing activities	(5,239)	(8,145)
Net cash provided by (used in) financing activities	30,352	(21,668)
Effect of exchange rate changes on cash	(711)	(167)

Net increase (decrease) for the period	$42,251	$(7,650)

Operating Activities
     Net cash provided by operating activities of $17.8 million for the nine months ended September 30, 2008 consisted of net income of $6.0 million, adjusted for non-cash charges, primarily consisting of depreciation and amortization of $6.1 million, stock-based compensation expense of $5.3 million and deferred taxes of $3.9 million, offset by an increase in cash used for working capital of $4.3 million. The use of working capital primarily resulted from a decrease in accrued employee compensation of $6.0 million, which included the payment of annual bonuses of $13.4 million in January 2008, and a decrease in accounts payable, accrued expense and other liabilities of $2.6 million, offset by a decrease in accounts receivable of $2.6 million.
     Net cash provided by operating activities of $22.3 million for the nine months ended September 30, 2007 consisted of net income of $8.4 million, adjusted for non-cash charges, primarily consisting of depreciation and amortization of $5.5 million, stock-based compensation expense of $4.1 million and deferred taxes of $5.4 million, offset by an increase in cash used for working capital of $1.3 million. The use of working capital primarily resulted from an increase in accounts receivable of $2.5 million and decrease in accrued employee compensation of $1.3 million partially offset by an increase in accounts payable, accrued expense and other liabilities of $1.4 million.
Investing Activities
     Net cash used in investing activities of $5.2 million for the nine months ended September 30, 2008 primarily consisted of $34.9 million for the acquisition of Greenline, net maturities of securities available-for-sale of $32.8 million, purchases of furniture, equipment and leasehold improvements of $1.3 million and capitalization of software development costs of $1.9 million.
     Net cash used in investing activities of $8.1 million for the nine months ended September 30, 2007 primarily consisted of net purchases of securities available-for-sale of $4.4 million, purchases of furniture, equipment and leasehold improvements of $1.1 million and capitalization of software development costs of $2.6 million.
Financing Activities
     Net cash provided by financing activities of $30.4 million for the nine months ended September 30, 2008 primarily consisted of the net proceeds from the issuance of the Series B Preferred Stock and related common stock purchase warrants of $33.5 million, offset by the purchase of treasury stock of $2.8 million.
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
     As of September 30, 2008, we had $7.0 million invested in municipal auction rate securities with a face value of $7.7 million. Liquidity for these securities is typically provided by an auction process that resets the applicable interest rate at pre-determined 35-day intervals. Auctions for these securities began to fail in February 2008 and, as a result, we have been unable to liquidate these holdings. On October 16, 2008, one of our MARS was redeemed by the issuer at its par value of $1.0 million. On October 29, 2008, we entered into an agreement with the investment manager used to purchase the three remaining MARS, in which the investment manager agreed to buy the MARS at their par value of $6.7 million. This transaction is expected to settle during the fourth quarter of 2008, at which time we will have no investments in MARS.
     We have three regulated subsidiaries, MarketAxess Corporation, MarketAxess Europe Limited and MarketAxess Canada Ltd. MarketAxess Corporation is a registered broker-dealer in the U.S., MarketAxess Europe Limited is a registered Multilateral Trading Facility in the U.K. and MarketAxess Canada Ltd. is a registered Alternative Trading System in the Province of Ontario. As such, they are subject to minimum regulatory capital requirements imposed by their respective market regulators that are intended to ensure general financial soundness and liquidity based on certain minimum capital requirements. The relevant regulations prohibit a registrant from repaying borrowings from its parent or affiliates, paying cash dividends, making loans to its parent or affiliates or otherwise entering into transactions that result in a significant reduction in its regulatory net capital position without prior notification to or approval from the registrant’s principal regulator. The capital structures of our subsidiaries are designed to provide each with capital and liquidity consistent with its business and regulatory requirements. As of September 30, 2008, MarketAxess Corporation had net capital of $20.5 million, which was $19.7 million in excess of its required minimum net capital of $0.8 million. MarketAxess Europe Limited had financial resources, as defined by the FSA, of $19.4 million, which was $16.3 million in excess of its required financial resources of $3.1 million.
     Our U.S. subsidiary, MarketAxess Corporation, operates an anonymous matching service for its broker-dealer clients. MarketAxess Corporation executes bond trades on a riskless principal basis, which are cleared and settled by an independent clearing broker. Under a securities clearing agreement with the independent clearing broker, MarketAxess Corporation maintains a collateral deposit with the clearing broker in the form of cash or U.S. government securities. As of September 30, 2008, the collateral deposit included in securities and cash provided as collateral in the Consolidated Statements of Financial Condition was $0.5 million. MarketAxess Corporation is exposed to credit risk in the event a counterparty does not fulfill its obligation to complete a transaction. Pursuant to the terms of the securities clearing agreement between MarketAxess Corporation and the independent clearing broker, the clearing broker has the right to charge MarketAxess Corporation for losses resulting from a counterparty’s failure to fulfill its contractual obligations. The losses are not capped at a maximum amount and apply to all trades executed through the clearing broker. At September 30, 2008, MarketAxess Corporation had not recorded any liabilities with regard to this right.
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
Contractual Obligations and Commitments
     As of September 30, 2008, we had the contractual obligations and commitments detailed in the following table:

	Payments due by period
		Less than			More than
	Total	1 year	1 - 3 years	3 - 5 years	5 years
			(In thousands)
Operating leases	$6,642	$558	$3,276	$1,166	$1,642
Capital lease	798	39	320	320	119
Foreign currency forward contract	22,661	22,661	—	—	—

	$30,101	$23,258	$3,596	$1,486	$1,761

     As of September 30, 2008, we had unrecognized tax benefits of $2.7 million. Due to the nature of the underlying positions, it is not currently possible to schedule the future payment obligations by period. In addition, in connection with the acquisition of Greenline, the sellers are eligible to receive up to an aggregate of $3.0 million in cash, subject to Greenline attaining certain earn-out targets over the next two years. The amount of the earn-out ultimately payable, if any, is currently unknown.

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
     As of September 30, 2008, we had securities available-for-sale of $18.0 million. Adverse movements, such as a 10% decrease in the value of these securities or a downturn or disruption in the markets for these securities, could result in a substantial loss. In addition, principal gains and losses resulting from theses securities could on occasion have a disproportionate effect, positive or negative, on our financial condition and results of operations for any particular reporting period.
Interest Rate Risk
     Interest rate risk represents our exposure to interest rate changes with respect to the money market instruments, U.S. Treasury obligations and short-term fixed-income securities in which we invest. As of September 30, 2008, our cash and cash equivalents and securities available-for-sale amounted to $133.0 million and were primarily in money market instruments, federal agency issues and municipal securities. We do not maintain an inventory of bonds that are traded on our platform.
Derivative Risk
     Our limited derivative risk stems from our activities in the foreign currency forward contract market. We use this market to mitigate our U.S. dollar versus Pound Sterling exposure that arises from the activities of our U.K. subsidiaries. As of September 30, 2008, the notional value of our foreign currency forward contracts was $22.7 million. We do not speculate in any derivative instruments.
Credit Risk
     We execute riskless principal transactions between our broker-dealer clients through our subsidiary, MarketAxess Corporation. We act as an intermediary in these transactions by serving as counterparty to both the buyer and the seller in matching back-to-back bond trades, which are then settled through a third-party clearing organization. Settlement typically occurs within one to three trading days after the trade date. Cash settlement of the transaction occurs upon receipt or delivery of the underlying instrument that was traded.
     We are exposed to credit risk in our role as trading counterparty to our broker-dealer clients executing bond trades on our platform. We are exposed to the risk that third parties that owe us money, securities or other assets will not perform their obligations. These parties may default on their obligations to us due to bankruptcy, lack of liquidity, operational failure or other reasons. Adverse movements in the prices of securities that are the subject of these transactions can increase our risk. Where the unmatched position or failure to deliver is prolonged, there may also be regulatory capital charges required to be taken by us. The policies and procedures we use to manage this credit risk are new and untested. There can be no assurance that these policies and procedures will effectively mitigate our exposure to credit risk.
Item 4. Controls and Procedures
     (a) Evaluation of Disclosure Controls and Procedures. Our management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our “disclosure controls and procedures” as that term is defined in Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of September 30, 2008. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective to ensure that information required to be disclosed by MarketAxess in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and to ensure that information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

     (b) Changes in Internal Control Over Financial Reporting. There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2008 identified in connection with the evaluation thereof by our management, including the Chief Executive Officer and Chief Financial Officer, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — Other Information
Item 1. Legal Proceedings
     In January 2007, two former employees commenced arbitration proceedings against MarketAxess Corporation before FINRA arising out of the expiration of certain vested and unvested stock options and unvested restricted shares issued to them. In April 2007, one of those former employees brought a separate FINRA arbitration against MarketAxess Holdings Inc. based on the same claim he had filed against MarketAxess Corporation. The arbitrations filed by this former employee were consolidated before FINRA and, by an award served on the parties on June 20, 2008, the FINRA arbitration panel denied the former employee’s claims, totaling approximately $3.6 million, in their entirety. The period to file a motion to vacate the award expired in September 2008.
     The claim of the other former employee, which is pending before FINRA, is that we wrongfully failed to accelerate the vesting of his then unvested options and restricted shares upon his termination and also failed to waive the 90-day time period within which he was required to exercise his vested options. This former employee further alleges that he is entitled to a bonus for the approximately five months that he worked for MarketAxess Corporation during 2006. The alleged damages sought by this former employee total approximately $0.9 million, plus statutory interest, and an unstated amount of punitive damages, costs and expenses. The FINRA hearing is scheduled for February 2009. We have vigorously defended the claims brought against us and MarketAxess Corporation. Based on currently available information, we believe that the likelihood of a material loss is not probable. Accordingly, no amount has been provided in the accompanying financial statements. However, arbitration is subject to inherent uncertainties and unfavorable rulings could occur.
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
     During June and July 2008, we issued 35,000 shares of Series B Preferred Stock, which are convertible into an aggregate of 3,500,000 shares of our common stock, and warrants to purchase an aggregate of 700,000 shares of common stock at an exercise price of $10.00 per share (the “Issuance”). The Issuance was completed through a private placement to accredited investors and is exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”). The shares of Series B Preferred Stock, the shares of common stock issuable upon the conversion of the Series B Preferred Stock, the warrants and the shares of common stock issuable upon the exercise of the warrants have not been registered under the Securities Act or any state securities laws. Unless so registered, such securities may not be offered or sold in the United States absent an exemption from, or in a transaction not subject to, the registration requirements of the Securities Act and any applicable state securities laws. We did not engage in any general solicitation or advertising with regard to the Issuance and did not offer the securities to the public in connection with the Issuance. Financial Technology Partners LP and FTP Securities LLC (“FT Partners”) acted as placement agent for this transaction. We paid FT Partners a fee of 3% of the gross proceeds of the Issuance. We intend to use the proceeds of the offering for general corporate purposes, which may include acquisitions.

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

MARKETAXESS HOLDINGS INC.
Date: October 31, 2008	By:	/s/ RICHARD M. MCVEY
Richard M. McVey
Chief Executive Officer (principal executive officer)

Date: October 31, 2008	By:	/s/ JAMES N.B. RUCKER
James N. B. Rucker
Chief Financial Officer (principal financial and accounting officer)