Form 10-K
period 2008-12-31
MARKETAXESS HOLDINGS INC
filed 2009-03-03
CIK 1278021

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number 001-34091

MARKETAXESS HOLDINGS INC.
(Exact name of registrant as specified in its charter)

Delaware (State of incorporation)	52-2230784 (IRS Employer Identification No.)
140 Broadway, New York, New York (Address of principal executive offices)	10005 (Zip Code)

(212) 813-6000
(Registrant’s telephone number, including area code)

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

Title of Each Class:	Name of Each Exchange on Which Registered:

Common Stock, par value $0.003 per share	NASDAQ Global Select Market

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐     No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.  Yes ☐     No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

The aggregate market value of the shares of common stock and non-voting common stock held by non-affiliates of the registrant as of June 30, 2008 (the last business day of the registrant’s most recently completed second fiscal quarter) was approximately $239.7 million computed by reference to the last reported sale price on the NASDAQ Global Select Market on that date. For purposes of this calculation, affiliates are considered to be officers, directors and holders of 10% or more of the outstanding common stock of the registrant on that date. The registrant had 30,988,380 shares of common stock, 1,872,115 of which were held by affiliates, and 2,585,654 shares of non-voting common stock outstanding on that date.

At February 26, 2009, the aggregate number of shares of the registrant’s common stock and non-voting common stock outstanding was 34,265,652.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for the 2009 Annual Meeting of Stockholders are incorporated by reference into Items 10, 11, 12, 13 and 14 of Part III of this Form 10-K.

MARKETAXESS HOLDINGS INC.

2008 FORM 10-K ANNUAL REPORT

ii

PART I

Forward-Looking Statements

This report contains certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements may be identified by words such as “expects,” “intends,” “anticipates,” “plans,” “believes,” “seeks,” “estimates,” “will,” or words of similar meaning and include, but are not limited to, statements regarding the outlook for our future business and financial performance. Forward-looking statements are based on management’s current expectations and assumptions, which are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict. It is routine for our internal projections and expectations to change as the year or each quarter in the year progresses, and therefore it should be clearly understood that the internal projections and beliefs upon which we base our expectations may change prior to the end of each quarter or the year. Although these expectations may change, we are under no obligation to revise or update any forward-looking statements contained in this report. Our company policy is generally to provide our expectations only once per quarter, and not to update that information until the next quarter. Actual future events or results may differ, perhaps materially, from those contained in the projections or forward-looking statements. Factors that could cause or contribute to such differences include those discussed below and elsewhere in this report, particularly in Item 1A “Risk Factors.”

Item 1.	Business.

MarketAxess operates one of the leading platforms for the electronic trading of corporate bonds and certain other types of fixed-income securities. Through our platform, 649 active institutional investor client firms (firms that executed at least one trade in U.S. or European fixed-income securities through our electronic trading platform between January 2008 and December 2008) can access the aggregate liquidity provided by the collective interest of our 48 broker-dealer clients in buying or selling bonds through our platform. Our active institutional investor clients include investment advisers, mutual funds, insurance companies, public and private pension funds, bank portfolios and hedge funds. Our DealerAxess® trading service allows dealers to trade fixed-income securities and credit default swaps with each other on our platform. Through our Corporate BondTickerTM service, we provide fixed-income market data, analytics and compliance tools that help our clients make trading decisions. We provide FIX (Financial Information eXchange) message management tools, connectivity solutions and ancillary technology services that facilitate the electronic communication of order information between trading counterparties.

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

The majority of our revenues are derived from monthly distribution fees and commissions for trades executed on our platform that are billed to our broker-dealer clients on a monthly basis. We also derive revenues from technology products and services, information and user access fees, investment income and other income. Our expenses consist of employee compensation and benefits, depreciation and amortization, technology and communication expenses, professional and consulting fees, occupancy, marketing and advertising and general and administrative expenses.

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

Through our disclosed multi-dealer RFQ platform, our institutional investor clients can determine prices available for a security, a process called price discovery, as well as trade securities directly with our broker-dealer clients. The price discovery process includes the ability to view indicative prices from the broker-dealer clients’ inventory available on our platform, access to real-time pricing information and analytical tools (including spread-to-Treasury data, search capabilities and independent third-party credit research) available on our Corporate BondTickerTM service and the ability to request executable bids and offers simultaneously from up to 36 of our broker-dealer clients during the trade process. On average, institutional investor clients receive several bids or offers from broker-dealer clients in response to trade inquiries. However, some trade inquiries may not receive any bids or offers. Our services relating to trade execution include single and multiple-dealer inquiries; list trading, which is the ability to request bids and offers on multiple bonds at the same time; and swap trading, which is the ability to request an offer to purchase one bond and a bid to sell another bond, in a manner such that the two trades will be executed simultaneously, with payment based on the price differential of the bonds. Once a trade is completed on our platform, the broker-dealer client and institutional investor client may settle the trade with the assistance of our automated post-trade messaging, which facilitates the communication of trade acknowledgment and allocation information between our institutional investor and broker-dealer clients. Typically, we are not a party to the trades that occur on our platform between institutional investor clients and broker-dealer clients; rather, we serve as an intermediary between broker-dealers and institutional investors, enabling them to meet, agree on a price and then transact with each other. However, we do execute certain bond transactions between and among institutional investor and broker-dealer clients on a riskless principal basis by serving as counterparty to both the buyer and the seller in matching back-to-back trades, which are then settled through a third-party clearing organization.

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

Our client base includes 48 broker-dealers, including the majority of the leading broker dealers in global fixed-income trading, and 649 active institutional investor firms. Our broker-dealer clients accounted for approximately 97% of the underwriting of newly-issued U.S. high-grade corporate bonds and approximately 68% of the underwriting of newly issued European high-grade corporate bonds in 2008. We believe these broker-dealers also represent the principal source of secondary market liquidity in the other markets in which we operate. Secondary market liquidity refers to the ability of market participants to buy or sell a security quickly and in large volume subsequent to the original issuance of the security, without substantially affecting the price of the security. Our broker-dealer clients currently trade fixed-income securities by traditional means including telephone, e-mail and proprietary single-dealer systems in addition to our electronic trading platform and we expect them to continue to do so in the future. We believe that these traditional means of trading remain the manner in which the majority of bonds are traded between institutional investors and broker-dealers. Our volume in U.S. high-grade corporate bonds represented approximately 6.6% of the total U.S. high-grade corporate bond volume, excluding convertible bonds, for 2008 as reported by the Financial Industry Regulatory Authority (“FINRA”) Trade Reporting and Compliance Engine (“TRACE”), which includes inter-dealer and retail trading as well as trading between institutional investors and broker-dealers. We have not identified a reliable source of data relating to the size of the other markets we serve and therefore we are unable to accurately determine the total volume of secondary trading of these bonds or the portion of such trading conducted on our platform.

Industry Background

Fixed-income securities are issued by corporations, governments and other entities, and pay a pre-set absolute or relative rate of return. As of September 30, 2008 there were approximately $33.2 trillion of fixed-income securities outstanding in the U.S. market, including $6.1 trillion of U.S. corporate bonds. We are primarily active in six segments of the credit markets within the global fixed-income securities market: U.S. high-grade corporate bonds; European high-grade corporate bonds; emerging markets bonds; crossover and high-yield bonds; agency bonds; and CDS.

The past 18 months has been a period of significant turmoil in the U.S. and European credit markets, especially in short-term funding and floating rate note instruments. A widespread retrenchment in the credit markets resulted in increased credit spreads and significantly higher credit spread volatility across a wide range of asset classes. Credit yield spreads in U.S. corporate bonds, as measured by the Credit Suisse Liquid U.S. Corporate Index (“LUCI”), increased from 1.0% over U.S Treasuries in June 2007 to 5.3% in December 2008. Credit spread volatility in U.S. corporate bonds, as measured by the LUCI Index, increased from 0.7% in June 2007 to 11.7% in December 2008. The average daily trading volume of U.S. high-grade corporate bonds for the year ended December 31, 2008, as measured by TRACE, decreased by 9.0% compared to 2007. We believe the resultant lack of liquidity in the credit markets led institutional investors to reduce overall bond trading activity and conduct a higher percentage of their trades directly with their broker-dealer counterparties via the telephone, resulting in lower volumes on our platform. We also believe that a stabilization of credit market conditions, at higher overall levels of credit spreads, is likely to favorably impact the volume of trades conducted over our platform.

U.S. High-Grade Corporate Bond Market

The total amount of U.S. corporate bonds outstanding has grown from $3.0 trillion as of December 31, 1999 to $6.1 trillion as of September 30, 2008. The average daily trading volume of U.S. corporate bonds (investment grade and high yield), as measured by TRACE, has decreased from approximately $17.9 billion in 2002 (the first calendar year for which such data are available) to $12.1 billion in 2008. We believe that this decline in average daily trading volumes is due to cyclical credit market conditions, including the recent turmoil in the credit markets.

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

The U.S. high-grade corporate bond market, which represents the largest subset of the U.S. corporate bond market, has undergone significant change over the last decade, which has been driven by a number of factors, including:

•	Improved price transparency — In 2002, FINRA adopted TRACE reporting, which requires FINRA members to report secondary market transactions in certain fixed-income securities to FINRA. Since February 2005, the list of TRACE-eligible bonds has included 23,000 unique securities, representing 99% of the daily trading volume of high-grade bonds.

•	Introduction of electronic trading platforms — Electronic trading platforms act as central facilities to bring together buyers and sellers. The actions of participants on these platforms are facilitated by an electronic medium that improves some of the manual processes that might otherwise be required, such as searching for securities with specific characteristics, the coordination of multiple bilateral telephone calls or electronic communications, the sorting and analysis of competing bids or offers, and the entry of orders into the trading system after verbal or e-mail trade agreement. As a result, these platforms typically provide a lower-cost and more efficient means of enhanced distribution and trade execution than previously possible.

•	Introduction of credit derivatives — Credit derivatives can provide increased flexibility and liquidity for investors and lenders to diversify their credit exposures. The notional amount of outstanding CDS transactions grew rapidly between 2002 and 2007. According to the International Swaps and Derivatives Association, Inc. (“ISDA”), the total notional amount of CDS outstanding grew rapidly from approximately

$2.2 trillion at December 31, 2002 to approximately $62.2 trillion at December 31, 2007. However, during 2008, growth in the CDS market stagnated due to concern over the risks associated with these products, in particular the counterparty credit risks. As a result, the notional amount outstanding declined in the first half of the year to $54.6 trillion as of June 30, 2008.

•	Growth in the total amount of debt outstanding — The total size of the U.S. high-grade corporate bond market has increased significantly since 1998, when approximately $611 billion gross amount of new bonds were issued. By 2007, the amount of gross corporate issuance had grown to $1,128 billion, as illustrated in the chart below. During 2008, high-grade corporate bond issuance declined to $706 billion as risk aversion among corporate bond investors limited the ability of corporate bond issuers across a wide range of industries, in particular the financial services industry, to issue new corporate bonds.

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

•	Regulatory environment — Certain European Union countries have eased restrictions that required institutional investors to invest primarily in domestic securities. This has provided European institutional investors with increased flexibility to invest in securities issued by entities domiciled in other countries within the European Union. On November 1, 2007, the Markets in Financial Instruments Directive (“MiFID”) came into effect. MiFID is designed to further harmonize the financial markets of the member states of the European Union and introduces new pre- and post-trade transparency requirements.

•	Common liquidity pool — The larger capital pool created by the common currency and changes in the regulatory environment have facilitated bond issuance by European corporations.

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

The institutional investor base for emerging markets bonds includes many crossover investors from the high-yield and high-grade investment areas. Institutional investors have been drawn to emerging markets bonds by their high returns and high growth potential. Demand for emerging markets bonds declined significantly in the fourth quarter of 2008 as the turmoil in the credit markets and the world-wide recession impacted the emerging markets. As a result, emerging markets bond prices fell steeply, with the JPMorgan emerging markets sovereign external debt and corporate bond indices down 10.9% and 16.2%, respectively, during 2008.

Crossover and High-Yield Bond Market

We define the high-yield bond market generally to include all debt rated lower than BBB- by Standard & Poor’s or Baa3 by Moody’s Investor Service. We define the crossover market to include any debt issue rated below investment grade by one agency but investment grade by the other. The total amount of high-yield corporate bonds yearly issuance has grown from $130.9 billion for the year ended December 31, 2003 to approximately $136.3 billion for the year ended December 31, 2007. During 2008, high-yield corporate bond issuance declined to $52.2 billion primarily due to the risk aversion among corporate bond investors that severely limited the ability of high-yield issuers to raise new debt.

FINRA began publicly disseminating real-time price information on approximately 12,000 high-yield corporate bond issues in 2005. Trades in bonds rated BB and lower are subject to immediate dissemination if the trade size is less than $1 million, or greater than $1 million and trades an average of once or more a day. The disseminated set was expanded on February 1, 2005 to include reporting of certain transactions on a delayed basis. The average daily trading volume of high-yield bonds reported by FINRA for the year ended December 31, 2008 was $4.0 billion.

Agency Bond Market

We define the agency bond market to include debt issued by a U.S. government-sponsored enterprise. Some prominent issuers of agency bonds are the Federal National Mortgage Association (“Fannie Mae”) and Federal Home Loan Mortgage Corporation (“Freddie Mac”). The total amount of U.S. agency bonds outstanding has grown from $1.9 trillion as of December 31, 2000 to $3.2 trillion as of September 30, 2008. The Federal Reserve Bank of New York reported average daily trading volume in federal agency and government sponsored enterprise coupon securities (excluding mortgage-backed securities) for 2008 of $19.9 billion.

Credit Default Swap Market

Credit default swaps are contracts on an underlying asset that transfer risk and return from one party to another without transferring ownership of the underlying asset, allowing market participants to obtain credit protection or assume credit exposure associated with a broad range of issuers of fixed-income securities and other debt obligations. They are often designed to hedge other exposures and can be tied to particular events, such as a default, bankruptcy or ratings downgrade. CDS can provide increased flexibility and liquidity for investors and lenders to diversify their credit risk. Approximately half of the volume traded in CDS is index products, which give exposure to a defined basket of underlying CDS. The remainder is traded in single-name CDS. The trading volumes and notional amount outstanding in CDS transactions grew rapidly between 2002 and 2007. However, during 2008 growth in the CDS market stagnated due to concern over the risks associated with these products, in particular the counterparty credit risks. As a result, the notional amount of CDS outstanding decreased in the first half of 2008 from $62.2 trillion as of December 31, 2007 to $54.6 trillion as of June 30, 2008. To address the counterparty credit concerns, structural changes have been proposed for the CDS market that include the creation of CDS clearing houses that will serve as central counterparties for CDS transactions. We believe that the introduction of the clearing houses is likely to result in more standardized contracts and greater price transparency. The total notional amount of outstanding CDS, is detailed in the chart below.

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

Significant Trading Volumes with Participation by Leading Broker-Dealers and Institutional Investors

Our electronic trading platform provides access to the liquidity provided through the participation on our platform of 48, including the majority of the leading broker-dealers in global fixed-income trading, and 649 active institutional investor firms. We believe these broker-dealers represent the principal source of secondary market liquidity for U.S. high-grade corporate bonds, European high-grade corporate bonds, emerging markets bonds and the other markets in which we operate. Our broker-dealer clients are motivated to continue to utilize our platform due to the presence on the platform of our large network of institutional investor clients. We believe that if we continue to grow the participation of our broker-dealer and institutional investor clients on our electronic trading platform, the benefits in liquidity on the platform to both broker-dealers and institutional investors will be amplified, further motivating them to use our platform. The number of our active institutional investor clients for the past seven years has been as follows:

Our total trading volume over the past seven years is indicated below:

Our volume in U.S. high-grade corporate bonds grew from approximately 6.4% of total U.S. high-grade corporate bond volume, excluding convertible bonds, in 2004 as reported by FINRA TRACE, which includes inter-dealer and retail trading as well as trading between institutional investors and broker-dealers, to approximately 9.4% in 2007. However, following the turmoil in the credit markets, our market share in 2008 declined to approximately 6.6%. We believe the resultant lack of liquidity in the credit markets led institutional investors to reduce overall bond trading activity and conduct a higher percentage of their trades directly with their broker-dealer counterparties via the telephone, resulting in lower volumes on our platform. Our approximate market share from 2004 to 2008 is shown in the chart below:

We have not identified a reliable source of data relating to the size of the other markets we serve and therefore we are unable to accurately determine the total volume of secondary trading of these bonds or the portion of such trading conducted on our platform.

Because FINRA TRACE began identifying inter-dealer as opposed to client-to-dealer trades in November 2008, we will be able to identify the portion of client-to-dealer trading conducted on our platform in future periods.

Execution Benefits to Clients

Benefits to Institutional Investor Clients

We believe we provide numerous benefits to our institutional investor clients over traditional fixed-income trading methods, including:

Competitive Prices.  By enabling institutional investors to simultaneously request bids or offers from our broker-dealer clients, we believe our electronic trading platform creates an environment that motivates our broker-dealer clients to provide competitive prices and gives institutional investors confidence that they are obtaining a competitive price. For typical MarketAxess multi-dealer corporate bond inquiries prior to 2008, the range of competitive spread-to-Treasury responses was, on average, approximately 10 basis points (a basis point is 1/100 of 1% in yield), although in 2008 that range widened to 35 basis points. As an example of the potential cost savings to institutional investors, a one basis point savings on a $1 million face amount trade of a bond with 10 years to maturity translates to aggregate savings of approximately $750.00.

Transparent Pricing on a Range of Securities.  The commingled multi-dealer inventory of bonds posted by our broker-dealer clients on our platform consists of a daily average of more than $80 billion in indicative bids and offers. Subject to applicable regulatory requirements, institutional investors can search bonds in inventory based on any combination of issuer, issue, rating, maturity, spread-to-Treasury, size and dealer providing the listing, in a fraction of the time it takes to do so manually. Institutional investor clients can also request executable bids and offers on our electronic trading platform on any debt security in a database of U.S. and European corporate bonds, although there can be no assurance as to the number of broker-dealers who will choose to provide an executable price. Our platform transmits bid and offer requests in real-time to broker-dealer clients, who may respond with executable prices within a time period specified by the institutional investor. Institutional investors may also elect to display live requests for bids or offers anonymously to all other users of our electronic trading platform, in order to create broader visibility of their inquiry among market participants and increase the likelihood that the request results in a trade. We believe that broader participation in client inquiries will result in more trade matches and lower transaction costs.

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

Other Service Offerings

In addition to services directly related to the execution of trades, we offer our clients several other services, including:

Information Services.  The information and analytical tools we provide to our clients help them make investment and trading decisions. Our Corporate BondTickerTM provides access to real-time and historical price, yield and MarketAxess estimated spread-to-Treasuries for publicly disseminated FINRA TRACE-eligible bonds. Corporate BondTickerTM combines publicly-available TRACE data with the prices for trades executed on our U.S. high-grade electronic trading platform, integrating the two data sources and providing real-time TRACE data with associated analytical tools that are not otherwise available. Corporate BondTickerTM provides end-of-day CDS pricing data combined with CDS analytics and screening tools that incorporate cash bond and equity market data. In November 2008, we introduced an alliance with Markit Group Limited (“Markit”) enabling institutional investors to use Markit Quotes within the MarketAxess data and trading system to observe indicative CDS and corporate bond prices. In addition, Corporate BondTickerTM provides indicative prices for secondary loans, through arrangements with certain of our broker-dealer clients, and independent third-party credit research. Our electronic trading platform allows institutional investors to compile, sort and use information to discover investment opportunities that might have been difficult or impossible to identify using a manual information gathering process or other electronic services.

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

Technology Products and Services.  In addition to our trading platform, we provide a suite of technology products. In November 2007, we formed a new subsidiary, MarketAxess Technologies Inc., which acquired certain assets of Trade West Systems, LLC (“TWS”). TWS is an Utah-based financial software and technology services provider focused on providing gateway adapters for connecting order management systems and trading systems to fixed-income trading venues. In March 2008, we acquired Greenline Financial Technologies, Inc. (“Greenline”), an Illinois-based provider of integration, testing and management solutions for FIX-related products and services designed to optimize the electronic trading of fixed-income, equity and other exchange-based products.

Robust, Scalable Technology

We have developed proprietary technology that is highly secure, fault-tolerant and provides adequate capacity for our current operations, as well as for substantial growth. Our highly scalable systems are designed to accommodate additional volume, products and clients with relatively little modification and low incremental costs.

Proven Innovator with an Experienced Management Team

Since our inception, we have been an innovator in the fixed-income securities markets. Our management team is comprised of executives with an average of more than 20 years’ experience in the securities industry. We have consistently sought to benefit participants in the markets we serve by attempting to replicate the essential features of fixed-income trading, including the existing relationships between broker-dealers and their institutional investor clients, while applying technology to eliminate weaknesses in traditional trading methods. In 2008, Credit magazine recognized MarketAxess as “Best Multi-Dealer Credit Default Swaps Trading Platform” for the second consecutive year, “Best Multi-Dealer Corporate Bond Trading Platform” for the fourth consecutive year and “Best Market Innovation” in the U.S. We were recognized as the “Best Multi-Dealer Credit Default Swaps Trading Platform” in 2008 in Europe.

Some of the innovations we have introduced to electronic trading include:

•	the first multi-dealer disclosed trading platform for U.S. high-grade corporate bonds;

•	the first electronic Treasury benchmarking for U.S. high-grade corporate bond trades;

•	Corporate BondTickerTM, our information services product, combining FINRA TRACE bond data with MarketAxess data and analytical tools;

•	bid and offer list technology for corporate bond trading, enabling institutional investors to request executable prices for multiple securities simultaneously;

•	the first disclosed client to multi-dealer trading platform for CDS indices;

•	DealerAxess®, an innovative dealer-to-dealer electronic trading platform for U.S. high-grade corporate bonds, emerging market bonds and CDS; and

•	public Market Lists for corporate bonds, giving institutional investors the ability to display their bid and offer lists anonymously to the entire MarketAxess trading community.

Our Strategy

Our objective is to provide the leading global electronic trading platform for fixed-income securities, connecting broker-dealers and institutional investors more easily and efficiently, while offering a broad array of information, trading and technology services to market participants across the trading cycle. The key elements of our strategy are:

Enhance the Liquidity of Securities Traded on Our Platform and Broaden Our Client Base in Our Existing Markets

We intend to further enhance the liquidity of securities traded on our leading electronic, multi-dealer to client fixed-income platform. Our ability to innovate and efficiently add new functionality and product offerings to the MarketAxess platform will help us deepen our market share with our existing clients, as well as expand our client base, which we believe will in turn lead to even further increases in the liquidity of the securities provided by our broker-dealer clients and available on our platform. We will seek to increase the number of active European institutional investor clients using our U.S. electronic trading platform, subject to regulatory requirements.

Leverage our Existing Technology and Client Relationships to Expand into New Sectors of the Fixed-Income Securities Market

We intend to leverage our technology, as well as our strong broker-dealer and institutional investor relationships, to deploy our electronic trading platform into additional product segments within the fixed-income securities markets and deliver fixed-income securities-related technical services and products. As an example, in 2005 and 2006, respectively, we introduced CDS index trading and CDS single-name trading on our platform. Due in part to our highly scalable systems, we believe we will be able to enter new markets efficiently.

Leverage our Existing Technology and Client Relationships to Expand into New Client Segments

We intend to leverage our technology and client relationships to deploy our electronic trading platform into new client segments. As an example, in June 2006 we introduced our DealerAxess® service, which allows our broker-dealer clients to transact U.S. corporate bond, emerging markets bond and CDS trades on our platform with other broker-dealer clients and, in 2008, we expanded the base of broker-dealers on our platform to include both regional and diversity dealers.

Continue to Strengthen and Expand our Trade-Related Service Offerings

We plan to continue building our existing service offerings so that our electronic trading platform is more fully integrated into the workflow of our broker-dealer and institutional investor clients. We also plan to continue to add functionality to enhance the ability of our clients to achieve a fully automated, end-to-end straight-through processing solution (automation from trade initiation to settlement). We are continually considering the introduction of new trading techniques. As an example, in the fourth quarter of 2008, we introduced public Market Lists for corporate bonds that give institutional investors the ability to display live requests for bids and offers anonymously to the entire MarketAxess trading community.

Expand our Data and Information Services Offerings

We regularly add new content and analytical capabilities to Corporate BondTickerTM in order to improve the value of the information we provide to our clients. In November 2006, we introduced compliance reporting tools for our institutional investor clients that assist them in monitoring best execution requirements for fixed-income trades. In November 2008, we introduced an alliance with Markit enabling institutional investors to use Markit Quotes. In December 2008, we announced an agreement with Investment Technology Group (“ITG”) to provide integrated access to our fixed-income compliance suite and to ITG’s equities transaction cost analysis product. We intend to continue to widen the user base of our data products and to continue adding new content and analytical capabilities. As the use of our electronic trading platform continues to grow, we believe that the amount and value of our proprietary trading data will also increase, further enhancing the value of our information services offerings to our clients.

Expand our Technology Services Offerings

We intend to leverage our technology expertise and our client relationships to provide technology solutions to our clients that enhance their electronic trading capabilities and facilitate the electronic communication of order information with their trading counterparties. In November 2007, we acquired TWS, a financial software and technology services provider focused on providing gateway adapters for connecting order management systems and trading systems to fixed-income trading venues. In March 2008, we acquired Greenline, an Illinois-based provider of integration, testing and management solutions for FIX-related products and services.

Pursue Strategic Alliances and Select Acquisitions

We plan to continue to increase and supplement our internal growth by entering into strategic alliances, or acquiring businesses or technologies, that will enable us to enter new markets, provide new products or services, or otherwise enhance the value of our platform to our clients. Examples of this are our alliances with Markit and ITG and our acquisitions of TWS and Greenline.

MarketAxess Electronic Trading Platform

Client-to-Dealer Markets

U.S. High-Grade Corporate Bonds

Our U.S. high-grade corporate bond business consists of U.S. dollar-denominated investment-grade debt issued by corporations for distribution in the U.S. Both domestic and foreign institutional investors have access to U.S. high-grade corporate bond trading on our electronic trading platform. We use the terms high-grade debt and investment-grade debt interchangeably in this annual report on Form 10-K. Our 2008 trading volume in the U.S. high-grade corporate bond market was $134.6 billion.

In the U.S. high-grade corporate bond market, 36 broker-dealers utilize our platform, including 17 of the top 20 broker-dealers as ranked by 2008 investment grade new-issue underwriting volume. We added 19 regional and diversity dealers during 2008 but lost two dealers through bankruptcy and consolidation in the broker-dealer community. Our broker-dealer clients accounted for approximately 97% of the underwriting of newly-issued U.S. high-grade corporate bonds in 2008. We offer our institutional investor clients access to a broad inventory of U.S. high-grade corporate bonds, which is provided and updated daily by our broker-dealer clients. Our electronic trading platform is a multi-dealer disclosed counterparty model, which allows institutional investors to view bids and offers from one or more of our broker-dealer clients while permitting each party to know the identity of its counter-party throughout the trading process. By disclosing the counterparties, the inquiry system on which our trading platform is based combines the strength of existing offline client/dealer relationships with the efficiency and transparency of an electronic trading platform. This enables institutional investors to instantly direct trade inquiries and negotiations to their traditional broker-dealer or to any of the overwhelming majority of the world’s leading broker-dealers who provide liquidity in these securities. Through our Market List functionality, we also offer institutional investors the ability to display their live requests for bids and offers lists anonymously to the entire MarketAxess trading community as a means of creating broader visibility of their inquiry among market participants and increasing the likelihood that the request results in a trade. Institutional investors have access to the commingled inventory of our broker-dealer clients, representing indicative bids and offers. Each line item of inventory represents an indicative bid and/or offer on a particular bond issue by a particular broker-dealer client. Institutional investor clients are not restricted to trading only the bonds posted as inventory, although many of the trades conducted on our platform are made from the posted inventory. To transact in a specific bond that does not appear in inventory, institutional investors can easily search our database and submit an online inquiry to their chosen broker-dealers, who can respond with live, executable prices. While, on average, institutional investor clients receive several bids or offers from broker-dealers in response to trade inquiries, some inquiries may not receive any bids or offers.

Eurobonds

MarketAxess Europe Limited, our wholly-owned U.K. subsidiary, commenced trading operations in August 2001. MarketAxess Europe Limited received Financial Services Authority (“FSA”) regulatory approval and began to offer European secondary trading functionality in U.S. dollar- and Euro-denominated European corporate bonds to our broker-dealer and institutional investor clients in September 2001. In 2003, we added trading in other European high-grade corporate bonds, including bonds issued in Pounds Sterling and floating rate notes. In 2008, we introduced trading in European government bonds. As on our U.S. electronic trading platform, all trading on our European platform is done using a multi-dealer disclosed counterparty model. We offered the first platform in Europe with this capability for corporate bonds.

In the Eurobond credit market, defined as including European high-grade, high yield and government bonds, 18 broker-dealers utilize our platform, including 17 of the top 20 broker-dealers as ranked by 2008 European investment grade new-issue underwriting volume. On a typical day, institutional investors on our European corporate bond trading platform have access to 10,000 line items of commingled inventory, representing an aggregate of approximately $36 billion of indicative bids and offers. In a single inquiry, institutional investors can request bids or offers from up to six of the broker-dealers who participate on the European platform. While many of the trades conducted on our platform are made from the posted inventory, institutional investor clients are not restricted to trading only the bonds posted as inventory. To transact in a specific bond that does not appear in inventory, institutional investors can easily search our database and submit an online inquiry to their chosen broker-dealers, who can respond with live, executable prices. While, on average, institutional investor clients receive several bids or offers from broker-dealers in response to trade inquiries, some inquiries may not receive any bids or offers. Our 2008 trading volume in the Eurobond market was $35.8 billion and principally related to trading in European high-grade corporate bonds.

Emerging Markets Bonds

Twenty-three of our U.S. broker-dealer clients use our platform to trade emerging markets bonds. 248 active institutional investor clients (firms that executed at least one trade through our electronic trading platform between January 2008 and December 2008) utilize our electronic trading platform to trade emerging markets bonds. These institutional investor clients are located in both the U.S. and Europe. The emerging markets countries whose bonds were most frequently traded on our platform in 2008 were Brazil, Mexico, Venezuela, Russia and Argentina.

In December 2007, we introduced local markets emerging market debt trading, which allows our institutional investor clients to transact Euroclear-eligible local currency denominated bonds issued by sovereign entities or corporations in countries that include Mexico, Brazil and Argentina.

Crossover and High-Yield Bonds

Thirty of our U.S. broker-dealer clients use our platform to trade crossover and high-yield bonds. Trading in crossover and high-yield bonds uses many of the same features available in our U.S. high-grade corporate bond offering.

Agency Bonds

Seventeen of our U.S. broker-dealer clients use our platform to trade agency bonds. Trading in agency bonds uses many of the same features available in our U.S. high-grade corporate bond offering.

Credit Default Swaps

We launched CDS index trading on our platform in September 2005 and added the capacity to trade lists of single-name CDS in November 2006. In addition to the trading features, the index trading platform also offers STP connectivity for dealers and institutional investor clients. Six of our U.S. broker-dealer clients are live on our platform to trade CDS investment grade indices, nine for emerging market CDS indices and single-name lists and six for European credit CDS indices. In November 2008 we introduced an alliance with Markit enabling institutional investors to use Markit Quotes within the MarketAxess data and trading system to observe indicative CDS and corporate bond prices. Institutional investors can launch MarketAxess trade inquiries directly from Markit Quotes.

Dealer-to-Dealer Markets

Emerging Markets Bonds

Ten of our broker-dealer clients use our DealerAxess® platform to trade emerging markets bonds with each other. The platform is primarily utilized for transactions in U.S dollar-denominated bonds issued by Latin American governments. DealerAxess® provides live inter-dealer markets utilizing proprietary cross-matching technology. Although DealerAxess® is a completely segregated trading platform, it uses the same core technology as our client-to-dealer platform. The platform provides a documented record of orders and executed trades with reporting that enables broker-dealer clients to track, analyze and evaluate their inter-dealer trading. Straight-through processing is available to reduce manual tasks and lower the number of errors. Bond trades on DealerAxess® are conducted with MarketAxess as riskless principal. Trades are cleared and settled by an independent clearing broker.

Credit Default Swaps

We launched CDS single-name trading for U.S. high-grade and index and single-name trading for emerging markets on our platform in May 2007. Ten of our U.S. broker-dealer clients are live on our platform to trade U.S. high-grade single-name CDS and 10 of our U.S. broker-dealer clients are live on our platform to trade emerging markets index and single-name CDS. CDS transactions are conducted on the DealerAxess® platform on a name give-up basis and are directly settled between the two trading counterparties.

U.S. High-Grade Corporate Bonds

Our DealerAxess® platform has not been used for U.S. high-grade corporate bond trades since the second quarter of 2008. The majority of inter-dealer trading in U.S. high grade corporate bonds is currently conducted by telephone through voice brokers.

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

Single Inquiry Trading Functionality

We currently offer institutional investors the ability to request bids or offers in a single inquiry from up to 36 of our broker-dealer clients for U.S. high-grade corporate bonds, from up to six of our broker-dealer clients for European high-grade corporate bonds and from up to eight of our broker-dealer clients in emerging markets bonds. Institutional investors can obtain bids or offers on any security posted in inventory or included in the database available on our platform.

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

Market Lists

We offer institutional investors the ability to display live requests for bid and offer anonymously to the entire MarketAxess trading community through our Market List functionality, thereby creating broader visibility of their inquiry among market participants and increasing the likelihood that the request results in a trade.

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

In 2008, we launched European BondTickerTM, which displays market standard pricing data with MarketAxess enrichments. The product covers both European and Sterling denominated debt and provides the user with both price and MarketAxess-calculated spreads to benchmark government bonds. European BondTickerTM displays intra-day indicative prices for more than 2,300 issues, including government bonds, state-guaranteed bonds and corporate bonds. The market standard pricing data is comprised of high quality price quotes from leading financial institutions. Many of the same features available on Corporate BondTickerTM are also available on European BondTickerTM.

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

Usage of our straight-through processing tools increased significantly during 2008. The number of investor client STP connections increased to 198 as of December 31, 2008 from 134 as of December 31, 2007. In our U.S. high-grade corporate bond business between 2006 and 2008, the number of trades completed through our straight-through processing capabilities increased from 32,056 to 96,957. The number of online allocations increased from 83,501 to 100,495 between 2006 and 2008.

Dealer API

We offer Application Programming Interface (“API”) services to our broker-dealer clients for pre-trade, trade negotiation and post-trade services. This allows for straight-through processing, which improves efficiency and reduces errors in processing.

Technology Services

In November 2007, we formed a new subsidiary company, MarketAxess Technologies Inc., which acquired TWS, a financial software and technology services company focused on providing gateway adapters to connect order management and trading systems to fixed-income trading venues.

In March 2008, we acquired Greenline, an Illinois-based provider of integration, testing and management solutions for FIX related products and services. The Financial Information eXchange (FIX) protocol is a messaging standard developed specifically for the real-time electronic exchange of securities transaction information. Greenline’s CertiFIX product enables firms to provide a reliable FIX certification environment for their trading counterparties. The VeriFIX product is a testing suite that allows firms to thoroughly test counterparty FIX interfaces, protocol formats and supported messages. Greenline’s MagniFIX product allows firms to monitor their enterprise-wide FIX installations on a real-time basis. In addition, Greenline provides strategic consulting and custom development for their clients.

We also provide technology consulting and customized development services to our clients that leverage our trading technology expertise and our existing technology solutions. Fees for such services are charged based upon the complexity and extent of the services provided.

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

Competition

The electronic trading industry is highly competitive and we expect competition to intensify in the future. We face five main areas of competition:

•	Telephone — We compete with bond trading business conducted over the telephone between broker-dealers and their institutional investor clients. Institutional investors have historically purchased fixed-income securities by telephoning bond sales professionals at one or more broker-dealers and inquiring about the price and availability of individual bonds. This remains the manner in which the majority of corporate bonds are still traded between institutional investors and broker-dealers.

•	E-mail — We compete with bond trading business conducted via e-mail between broker-dealers and their institutional investor clients. E-mail provides an efficient means of initiating product and price discovery with a large universe of potential trading partners.

•	Other electronic trading platforms — There are numerous other electronic trading platforms currently in existence. These include: Thomson TradeWeb, a multi-dealer to institutional investor trading platform that has historically focused on government bond trading; Bloomberg, which provides electronic trading functionality; and the New York Stock Exchange, which launched a retail corporate bond trading platform in April 2007. In 2002, Thomson TradeWeb launched an electronic corporate bond trading platform. In January 2008, nine dealers purchased a 15% stake in TradeWeb’s established markets and provided additional funding for asset class expansion. In addition, some broker-dealers operate proprietary electronic trading systems that enable institutional investors to trade directly with a broker-dealer over an electronic medium. We believe that we are currently the only platform primarily focused on multi-party disclosed trading of credit products between broker-dealers and institutional investors, though others have or may seek to expand their product offerings to compete in this market. Additionally, as we expand our business into new products, we will likely come into more direct competition with other electronic trading platforms or firms offering traditional services. For instance, our DealerAxess® platform competes with services offered by inter-dealer brokerage firms including BGC Partners L.P., Creditex (a wholly owned subsidiary of Intercontinental Exchange), GFI Group Inc., ICAP plc and Tullet Prebon plc.

•	Market data and information vendors — Several large market data and information providers currently have a data and analytics relationship with virtually every institutional firm. Some of these entities currently offer varying forms of electronic trading of fixed-income securities, mostly on a single-dealer basis. Some of these entities have announced their intention to expand their electronic trading platforms or to develop new platforms. These entities are currently direct competitors to our information services business and may in the future become direct competitors to our electronic trading platform.

•	Technology vendors — We compete with numerous providers of FIX message management tools and connectivity solutions. The market for our technology products and services is fragmented and includes FIX engine providers, testing, monitoring, certification and professional services firms and in-house technology and development groups at virtually every institutional firm.

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

We believe that we compete favorably with respect to these factors and continue to proactively build technology solutions that serve the needs of the credit markets.

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

Furthermore, 198 of our institutional investor clients have built interfaces to enable them to communicate electronically between our platform and their order, portfolio management and accounting systems. We believe that this increases the reliance of these institutional investor clients on our services and creates significant competitive barriers to entry.

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

All critical server-side components, primarily our networks, application servers and databases, have backup equipment running in the event that the main equipment fails. This offers fully redundant system capacity to maximize uptime and minimize the potential for loss of transaction data in the event of an internal failure. We also seek to minimize the impact of external failures by automatically recovering connections in the event of a communications failure. The majority of our broker-dealer clients have dedicated high-speed T-1 communication lines to our network in order to provide fast data transfer. Our security measures include industry-standard communications encryption.

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

We have obtained U.S. federal registration of the MarketAxess® name and logo, and the same mark and logo have been registered in several foreign jurisdictions. We have pending registrations for the MarketAxess® name and logo in several other foreign jurisdictions. In addition, we have obtained U.S. federal registration for the marks AutoSpotting®, BondLink®, FrontPage®, Actives®, DealerAxess® and associated designs and have a number of other registered trademarks, service marks and trademark applications. Corporate BondTickerTM is a trademark we use, but it has not been registered.

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

Regulation of the U.S. Securities Industry and Broker-Dealers

In the U.S., the SEC is the governmental agency responsible for the administration of the federal securities laws. One of our U.S. subsidiaries, MarketAxess Corporation, is registered with the SEC as a broker-dealer. It is also a member of FINRA, a self-regulatory organization to which most broker-dealers belong. In addition, MarketAxess Corporation is a member of the Securities Investor Protection Corporation, which provides certain protection for clients’ accounts in the event of a liquidation of a broker-dealer to the extent any such accounts are held by the broker-dealer.

Additionally, MarketAxess Corporation is registered with certain states and the District of Columbia as a broker-dealer. The individual states and the District of Columbia are responsible for the administration of their respective “blue sky” laws, rules and regulations.

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

In May 2003, we incorporated a Canadian subsidiary, MarketAxess Canada Limited. It is registered as an Alternative Trading System under the Securities Act of Ontario and is a member of the Investment Industry Regulatory Organization of Canada.

Employees

As of December 31, 2008, we had 185 employees, 158 of whom were based in the U.S. and 27 of whom were based outside of the U.S., principally in the U.K. None of our employees is represented by a labor union. We consider our relationships with our employees to be good and have not experienced any interruptions of operations due to labor disagreements.

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

We have obtained federal registration of the MarketAxess® name and logo, as well as for the marks Auto-Spotting®, BondLink®, Actives®, FrontPage® and DealerAxess®. We also have a number of other registered trademarks, service mark applications and trademark applications. Other trademarks and service marks appearing in this annual report on Form 10-K are the property of their respective holders.

Item 1A.	Risk Factors.

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

Many of our current and potential competitors are more established and substantially larger than we are and have substantially greater market presence, as well as greater financial, technical, marketing and other resources. These competitors may aggressively reduce their pricing to enter into market segments in which we have a leadership position today, potentially subsidizing any losses with profits from trading in other fixed-income or equity securities. In addition, many of our competitors offer a wider range of services, have broader name recognition and have larger customer bases than we do. Some of them may be able to respond more quickly to new or evolving opportunities, technologies and customer requirements than we can and may be able to undertake more extensive promotional activities.

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

Neither the sustainability of our current level of business nor any potential growth can be assured. Even if we do experience growth, we cannot assure you that we will grow profitably.

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

Our growth is also dependent on our ability to diversify our revenue base. We currently derive approximately half of our revenues from secondary trading in U.S. high-grade corporate bonds. The percentage of our commissions from such trading declined from 57.3% in 2006 to 50.0% in 2008. Our long-term business strategy is dependent on expanding our service offerings and increasing our revenues from other fixed-income products and other sources. We cannot assure you that our efforts will be successful or result in increased revenues or continued profitability.

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

Further decreases in trading volumes in the fixed-income markets generally or on our platform would further harm our business and profitability.

We have experienced significant decreases in overall trading volume over the past 18 months, and may continue to experience decreases in trading volume in the future. Declines in the overall volume of fixed-income securities trading and in market liquidity generally, as well as declines in interest rate volatility, result in lower revenues from commissions for trades executed on our electronic trading platform and fees generated from related activities.

Likewise, decreases in our share of the segments of the fixed-income trading markets in which we operate, or shifts in trading volume to segments of clients which we have not penetrated, could result in lower trading volume on our platform and, consequently, lower commissions and other revenue. During recent periods of increased volatility in credit markets, the use of electronic trading platforms by market participants decreased dramatically as institutional investors sought to obtain additional information during the trade process through conversations with broker-dealers. In addition, during rapidly moving markets, broker-dealers are less likely to post prices electronically.

A further decline in trading volumes on our platform for any reason will continue to have a material adverse effect on our business, financial condition and results of operations.

We may enter into new fee plans, the impact of which may be difficult to evaluate.

We anticipate that from time to time we will introduce new fee plans for the U.S. high-grade corporate bond, Eurobond and other market segments in which we operate. Any new fee plan may include different fee structures or provide volume incentives.

We cannot assure you that any new fee plans will result in an increase in the volume of transactions effected on our platform or that our revenues will increase as a result of the implementation of any such fee plans. Furthermore, resistance to the new fee plans by our broker-dealer or institutional investor clients or a reduction in the number of dealers participating on our platform could have an adverse impact on our distribution fees and otherwise have a material adverse effect on our business, financial condition and results of operations.

We are exposed to risks resulting from non-performance by counterparties to certain transactions executed between our clients in which we act as an intermediary in matching back-to back bond trades.

In June 2006, we began executing riskless principal bond transactions between our broker-dealer clients on the DealerAxess® platform, and during 2008 we extended our riskless principal role to include the execution of certain bond transactions between institutional investor and broker-dealer clients. We (through our subsidiary, MarketAxess Corporation) act as an intermediary in these transactions by serving as counterparty to both the buyer and the seller in matching back-to-back trades, which are then settled through a third-party clearing organization. Settlement typically occurs within one to three trading days after the trade date. Cash settlement of the transaction occurs upon receipt or delivery of the underlying instrument that was traded.

We are exposed to credit risk in our role as trading counterparty to our clients executing bond trades on our platform, whether on the DealerAxess® platform or otherwise. We are exposed to the risk that third parties that owe us money, securities or other assets will not perform their obligations. These parties may default on their obligations to us due to bankruptcy, lack of liquidity, operational failure or other reasons. Adverse movements in the prices of securities that are the subject of these transactions can increase our risk. Where the unmatched position or failure to deliver is prolonged there may also be regulatory capital charges required to be taken by us. The policies and procedures we use to manage this credit risk are new and untested. There can be no assurance that these policies and procedures will effectively mitigate our exposure to credit risk.

We are dependent on our broker-dealer clients, three of which were also our stockholders as of January 1, 2008, who are not restricted from buying and selling fixed-income securities, directly or through their own proprietary or third-party platforms, with institutional investors.

We rely on our broker-dealer clients to provide product and liquidity on our electronic trading platform by posting bond prices on our platform for bonds in their inventory and responding to institutional investor client inquiries. The contractual obligations of our broker-dealer clients to us are minimal, non-exclusive and terminable by such clients. Our broker-dealer clients buy and sell fixed-income securities through traditional methods, including by telephone and e-mail messaging, and through other electronic trading platforms. Some of our broker-dealer clients have developed electronic trading networks which compete with us or have announced their intention to explore the development of such electronic trading networks, and most of our broker-dealer and institutional investor clients are involved in other ventures, including other electronic trading platforms or other distribution channels, as trading participants and/or as investors. These competing trading platforms may offer some features that we do not currently offer. Accordingly, there can be no assurance that such broker-dealers’ primary commitments will not be to one of our competitors.

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

We have historically earned a substantial portion of our commissions from broker-dealer clients that were our stockholders. For the year ended December 31, 2008, $12.5 million or 17.0% of our commissions, for the year ended December 31, 2007, $31.4 million or 39.2% of our commissions, and for the year ended December 31, 2006, $35.6 million or 49.9% of our commissions, were generated by these stockholder broker-dealer clients. None of our broker-dealer clients is contractually or otherwise obligated to continue to use our electronic trading platform. Reduced involvement of these broker-dealer clients due to the reduction in the level of their equity ownership may cause them to reduce or discontinue their use of our electronic trading platform and other services, which could negatively impact the use of our platform by our institutional investor clients. The loss of, or a significant reduction of, participation on our platform by these broker-dealer clients may have a material adverse effect on our business, financial condition and results of operations.

If we experience significant fluctuations in our operating results or fail to meet revenues and earnings expectations, our stock price may fall rapidly and without advance notice.

Due to the continuing global credit crisis, the unpredictability of our industry and our evolving business model, we have and may continue to experience significant fluctuations in our operating results. We base our current and future expense levels and our investment plans on estimates of future revenues and future rate of growth. Our expenses and investments are, to a large extent, fixed and we expect that these expenses will increase in the future. We may not be able to adjust our spending quickly enough if our revenues fall short of our expectations.

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

We must continue to enhance and improve our electronic trading platform. The electronic financial services industry is characterized by significant structural changes, increasingly complex systems and infrastructures and new business models. If new industry standards and practices emerge, our existing technology, systems and electronic trading platform may become obsolete or our existing business may be harmed. Our future success will depend on our ability to:

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

The consideration paid in connection with an investment or acquisition also affects our financial results. If we were to proceed with one or more significant acquisitions in which the consideration included cash, we could be required to use a substantial portion of our available cash to consummate any acquisition. To the extent we issue shares of capital stock or other rights to purchase capital stock, including options or other rights, existing stockholders may be diluted and earnings per share may decrease. In addition, acquisitions may result in the incurrence of debt, large one-time write-offs, such as of acquired in-process research and development costs, and restructuring charges. They may also result in goodwill and other intangible assets that are subject to impairment tests, which could result in future impairment charges as was the case in 2008 with the write-down of certain TWS-related intangible assets.

We may be limited in our use of our U.S. net operating loss carryforwards.

As of December 31, 2008, we had U.S. net operating loss carryforwards of approximately $103.3 million that will begin to expire in 2019. A net operating loss carryforward enables a company to apply net operating losses incurred during a current period against future periods’ profits in order to reduce tax liability in those future periods.

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

In 2000 and 2001, MarketAxess Holdings Inc. and MarketAxess Corporation had an “ownership change.” Net operating loss carryforwards of $37.6 million existed as of the date of ownership change. However, only $5.2 million are deemed utilizable and recognized in the net operating loss carryforward figure. MarketAxess Holdings Inc. and Greenline Financial Technologies, Inc. experienced ownership changes in 2007 and 2008, respectively. We do not believe that these ownership changes significantly impact our ability to utilize existing or acquired net operating loss carryforwards.

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

The market for qualified personnel continues to be competitive despite overall economic conditions, as electronic commerce has experienced growth. Many of the companies with which we compete for experienced personnel have greater resources than we have and are longer established in the marketplace. In addition, in making employment decisions, particularly in the Internet, high-technology and financial services industries, job candidates often consider the total compensation package offered, including the value of the stock- based compensation they are to receive in connection with their employment. Significant volatility in the price of our common stock may adversely affect our ability to attract or retain key employees. The expensing of stock-based compensation may discourage us from granting the size or type of stock-based compensation that job candidates may require to join our company.

We cannot assure you that we will be successful in our efforts to recruit and retain the required personnel. The failure to attract new personnel or to retain and motivate our current personnel may have a material adverse effect on our business, financial condition and results of operations.

Termination of employees may result in additional costs

We are currently involved in an arbitration case filed by a former employee. We believe that the claims are without merit and we intend to vigorously defend against them. However, an adverse settlement or judgment related to these or similar types of claims may have an adverse effect on our financial condition or results of operations.

Regardless of the outcome of this case, we may incur significant expense and management time dealing with these and other such claims. In addition, we have paid severance amounts in connection with the involuntary termination of employees in the past and may offer severance packages in connection with future reductions in force, if any.

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

In addition, as a result of the global financial crisis and other events in the financial industry over the past 18 months, there is a greater likelihood of legislative and regulatory action to increase government oversight of the financial services industry. Changes in laws or regulations or in governmental policies, including the rules relating to the maintenance of specific levels of net capital applicable to our broker-dealer subsidiaries, could have a material adverse effect on our business, financial condition and results of operations. Our industry has been and is subject to continuous regulatory changes and may become subject to new regulations or changes in the interpretation or enforcement of existing regulations, which could require us to incur significant compliance costs or cause the development of affected markets to become impractical. In addition, as we expand our business into new markets, it is likely that we will be subject to additional laws, rules and regulations. We cannot predict the extent to which any future regulatory changes may adversely affect our business and operations.

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

Our business is dependent upon the availability of adequate funding and regulatory capital under applicable regulatory requirements. Although we believe that our available cash resources are sufficient to meet our presently anticipated liquidity needs and capital expenditure requirements for at least the next 12 months, we may in the future need to raise additional funds to, among other things:

•	support more rapid growth of our business;

•	develop new or enhanced services and products;

•	fund operating losses;

•	respond to competitive pressures;

•	acquire complementary companies or technologies;

•	enter into strategic alliances;

•	increase the regulatory net capital necessary to support our operations; or

•	respond to unanticipated capital requirements.

We may not be able to obtain additional financing, if needed, in amounts or on terms acceptable to us, if at all, particularly in light of the recent economic turmoil which has, among other consequences, led to a depression in stock prices and the tightening of available credit. Our existing investors, including our broker-dealer clients and their affiliates, have no obligation to make further investments in us, and we do not anticipate that they will do so. If sufficient funds are not available or are not available on terms acceptable to us, our ability to fund our expansion, take advantage of acquisition opportunities, develop or enhance our services or products, or otherwise respond to competitive pressures would be significantly limited. These limitations could have a material adverse effect on our business, financial condition and results of operations.

The requirements of being a public company may strain our resources, divert management’s attention and affect our ability to attract and retain qualified board members.

As a public company, we are subject to the reporting requirements of the Securities Exchange Act of 1934, the Sarbanes-Oxley Act of 2002 and NASDAQ rules promulgated in response to the Sarbanes-Oxley Act. The requirements of these rules and regulations have imposed legal and financial compliance costs, made some activities more difficult, time-consuming or costly and may in the future place undue strain on our systems and resources. The Securities Exchange Act of 1934 requires, among other things, that we file annual, quarterly and current reports with respect to our business and financial condition. The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal controls for financial reporting. In order to maintain and improve the effectiveness of our disclosure controls and procedures and internal control over financial reporting, significant resources and management oversight are required. As a result, management’s attention may be diverted from other business concerns, which could have a material adverse effect on our business, financial condition and results of operations.

These rules and regulations could also make it more difficult for us to attract and retain qualified independent members of our Board of Directors. Additionally, we expect these rules and regulations to make it more difficult and more expensive for us to obtain director and officer liability insurance. We may be required to accept reduced coverage or incur substantially higher costs to obtain coverage. NASDAQ rules also require that a majority of our Board of Directors and all of the members of certain sub-committees of the Board of Directors consist of independent directors. We cannot assure you that our Board of Directors will continue to include a majority of independent directors to comply with the requirements of these rules.

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

The success of our business plan depends in part on our ability to create an electronic trading platform for a wide range of fixed-income products. Historically, fixed-income securities markets operated through telephone communications between institutional investors and broker-dealers. The utilization of our products and services depends on the acceptance, adoption and growth of electronic means of trading securities. We cannot assure you that the growth and acceptance of electronic means of trading securities will continue.

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

The global financial services business is, by its nature, risky and volatile and is directly affected by many national and international factors that are beyond our control. Any one of these factors may cause a substantial decline in the U.S. and global financial services markets, resulting in reduced trading volume. These events could have a material adverse effect on our business, financial condition and results of operations. These factors include:

•	economic and political conditions in the United States and elsewhere;

•	adverse market conditions, including unforeseen market closures or other disruptions in trading;

•	consolidation or contraction in the number of broker-dealers;

•	actual or threatened acts of war or terrorism or other armed hostilities;

•	concerns over inflation and weakening consumer confidence levels;

•	the availability of cash for investment by mutual funds and other wholesale and retail investors;

•	the level and volatility of interest and foreign currency exchange rates; and

•	legislative and regulatory changes.

Any one or more of these factors may contribute to reduced activity and prices in the securities markets generally. Our revenues and profitability are likely to decline significantly during periods of stagnant economic conditions or low trading volume in the U.S. and global financial markets.

Risks Related to Our Common Stock

Market volatility may cause our stock price and the value of your investment to decline.

The market price of our common stock may be significantly affected by volatility in the markets in general. The market price of our common stock likely will continue to fluctuate in response to factors including the following:

•	the other risk factors described in this annual report on Form 10-K;

•	prevailing interest rates;

•	the market for similar securities;

•	additional issuances of common stock;

•	general economic conditions; and

•	our financial condition, performance and prospects, including our ability or inability to meet analyst expectations.

Most of these factors are beyond our control. In addition, the stock markets in general, including the NASDAQ Global Select Market, have experienced and continue to experience significant price and volume fluctuations. These fluctuations have resulted in volatility in the market prices of securities for companies such as ours that often has been unrelated or disproportionate to changes in the operating performance of the affected companies. These broad market and industry fluctuations may affect adversely the market price of our common stock regardless of our operating performance.

We do not expect to pay any dividends on our common stock for the foreseeable future.

We do not anticipate that we will pay any dividends to holders of our common stock in the foreseeable future. Accordingly, investors must rely on the sale of their common stock after price appreciation, which may never occur, as the only way to realize any future gains on their investment.

If securities analysts do not publish research or reports about our business or if they downgrade our common stock, the price of our common stock could decline.

The trading market for our common stock relies in part on the research and reports that industry or financial analysts publish about us or our business. These analysts work independently of us. If one or more analysts who cover us downgrade our stock, our stock price could decline rapidly. If one or more of these analysts cease coverage of our company, we could lose visibility in the market, which in turn could cause our stock price to decline.

Provisions in our stockholders rights plan, amended and restated certificate of incorporation, amended and restated bylaws or Delaware law might discourage, delay or prevent a change of control of our company or changes in our management, and therefore, depress the trading price of our common stock.

Our Board of Directors has adopted a stockholders rights plan, commonly referred to as a “poison pill.” This plan entitles existing stockholders to rights, including the right to purchase shares of common stock, in the event of an acquisition of 20% or more of our outstanding common stock. Our stockholders rights plan could prevent stockholders from profiting from an increase in the market value of their shares as a result of a change of control of us by delaying or preventing a change of control.

In addition, provisions of our charter documents and bylaws may make it substantially more difficult for a third party to acquire control of us and may prevent changes in our management, including provisions that:

•	prevent stockholders from calling special meetings;

•	allow the directors to amend the bylaws without stockholder approval; and

•	set forth procedures for nominating directors and submitting proposals for consideration at stockholders’ meetings.

Provisions of Delaware law may also inhibit potential acquisition bids for us or prevent us from engaging in business combinations. In addition, we have severance agreements with several employees and a change of control severance plan that could require an acquiror to pay a higher price. Either collectively or individually, these provisions may prevent holders of our common stock from benefiting from what they may believe are the positive aspects of acquisitions and takeovers, including the potential realization of a higher rate of return on their investment from these types of transactions.

Item 1B.	Unresolved Staff Comments.

None.

Item 2.	Properties.

Our corporate headquarters and principal U.S. offices are located at 140 Broadway, New York, New York, where we lease 29,300 square feet under a lease expiring in February 2010. We also collectively lease approximately 22,900 square feet for our other office locations in the U.S. and the United Kingdom under various leases expiring between May 2010 and March 2019. In addition, we lease another 17,000 square feet at 350 Madison Avenue, New York, New York, which we currently sublet; the lease and sublease expire in April 2011.

Item 3.	Legal Proceedings.

In January 2007, a former employee of MarketAxess Corporation commenced an arbitration proceeding before FINRA arising out of the May 2006 termination of such individual’s employment with MarketAxess Corporation. This individual subsequently amended his statement of claim to add MarketAxess Holdings Inc. as a party to the arbitration proceeding. FINRA consolidated all of the former employee’s claims into a single proceeding.

The former employee alleges that we acted wrongfully as a result of, and in connection with, the decision by the Compensation Committee of our Board of Directors not to accede to the employee’s demand for alteration of the terms of certain stock option and restricted stock agreements in order to award the employee additional rights and benefits upon the termination of his employment, i.e., accelerated vesting of all of his then unvested options and shares of restricted stock and waiver of the 90-day time period within which he was contractually required to exercise his vested options. This former employee further alleges that he is entitled to a bonus for the approximately five months that he worked for MarketAxess Corporation during 2006. The alleged damages sought by the claimant total approximately $0.9 million, plus statutory interest, and an unstated amount of punitive damages, costs and expenses.

The FINRA hearing, which had been scheduled for early February 2009, has been postponed until a new hearing date can be rescheduled. We believe that these claims are wholly without merit and have vigorously defended against them. Based on currently available information, we believe that the likelihood of a material loss is not probable. Accordingly, no amount has been provided in the financial statements. However, arbitration is subject to inherent uncertainties and unfavorable rulings could occur.

Item 4.	Submission of Matters to a Vote of Security Holders.

None.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Price Range

Our common stock trades on the NASDAQ Global Select Market under the symbol “MKTX”. The range of closing price information for our common stock, as reported by NASDAQ, was as follows:

2008:	High	Low

January 1, 2008 to March 31, 2008	$12.28	$8.83
April 1, 2008 to June 30, 2008	$10.35	$7.47
July 1, 2008 to September 30, 2008	$10.78	$6.19
October 1, 2008 to December 31, 2008	$8.16	$4.31

2007:	High	Low

January 1, 2007 to March 31, 2007	$16.95	$12.41
April 1, 2007 to June 30, 2007	$18.20	$16.00
July 1, 2007 to September 30, 2007	$19.32	$14.00
October 1, 2007 to December 31, 2007	$16.34	$11.70

On February 26, 2009, the last reported closing price of our common stock on the NASDAQ Global Select Market was $7.93.

Holders

There were 96 holders of record of our common stock as of February 26, 2009.

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

Recent Sales of Unregistered Securities

None.

Securities Authorized for Issuance Under Equity Compensation Plans

Please see the section entitled “Equity Compensation Plan Information” in Item 12.

Issuer Purchases of Equity Securities

During the quarter ended December 31, 2008, we repurchased the following shares of common stock:

			Total Number of	Dollar Value of
			Shares Purchased	Shares That May
	Total Number of	Average Price Paid	as Part of Publicly	Yet Be Purchased
Period	Shares Purchased	per Share	Announced Plans	Under the Plans
(In thousands)

October 1, 2008 — October 31, 2008	11,369	$7.21	—	$—
November 1, 2008 — November 30, 2008	—	—	—	—
December 1 , 2008 — December 31, 2008	—	—	—	—

	11,369	$7.21	—

During the three months ended December 31, 2008, a total of 11,369 shares were forfeited by employees to us to satisfy employee withholding tax obligations upon the vesting of restricted shares.

STOCK PERFORMANCE GRAPH

The following graph shows a comparison from November 5, 2004 (the date our common stock commenced trading on the NASDAQ Global Select Market) through December 31, 2008 of (i) the cumulative total return for our common stock, (ii) the NASDAQ Composite Index, (iii) the NASDAQ Global Select Market Composite Index and (iv) the Dow Jones US Financial Services Index.

The NASDAQ Global Select Market Composite Index, introduced in July 2006, is a market capitalization weighted index that measures all NASDAQ domestic and international based common type stocks listed in the Global Select tier of the NASDAQ Stock Market. The index carries the index history of the NASDAQ National Market Composite Index.

The figures in this graph assume an initial investment of $100 in our common stock at the closing price of $17.49 on November 5, 2004, the date our common stock commenced trading on the NASDAQ National Market (now the NASDAQ Global Select Market), and an initial investment of $100 on October 31, 2004 in each of the three indexes.

The returns illustrated below are based on historical results during the period indicated and should not be considered indicative of future stockholder returns. Data for the NASDAQ Composite Index, the NASDAQ Global Select Market Composite Index and the Dow Jones US Financial Services Index assume reinvestment of dividends. We have never paid dividends on our common stock and have no present plans to do so. All performance data have been provided by Research Data Group, Inc.

COMPARISON OF 50 MONTH CUMULATIVE TOTAL RETURN

*	On November 2, 2004, the registration statement relating to our initial public offering at a price of $11.00 per share was declared effective. Our common stock began trading on the NASDAQ National Market (now the NASDAQ Global Select Market) on November 5, 2004 and, as required by SEC regulations, the above graph begins with the closing price of our common stock on that date of $17.49.

Item 6.	Selected Financial Data.

The selected statement of operations data for each of the years ended December 31, 2008, 2007 and 2006 and the selected balance sheet data as of December 31, 2008 and 2007 have been derived from our audited financial statements included elsewhere in this Form 10-K. The selected statement of operations data for the years ended December 31, 2005 and 2004, and the balance sheet data as of December 31, 2006, 2005 and 2004 have been derived from our audited financial statements not included in this Form 10-K.

	Year Ended December 31,
	2008	2007	2006	2005	2004
	(In thousands, except share and per share amounts)

Statement of Operations Data:
Revenues
Commissions
U.S. high-grade(1)	$46,547	$52,541	$47,752	$45,615	$45,465
Eurobond	18,146	18,828	15,368	14,078	15,142
Other(2)	8,835	8,845	8,310	7,225	7,565

Total commissions	73,528	80,214	71,430	66,918	68,172
Technology products and services(3)	8,555	742	—	—	—
Information and user access fees	6,025	5,877	5,477	4,435	2,713
Interest income	3,478	5,242	4,595	3,160	882
Other(4)	1,499	1,568	1,814	4,047	4,030

Total revenues	93,085	93,643	83,316	78,560	75,797

Expenses
Employee compensation and benefits(5)	43,810	43,051	42,078	35,445	33,146
Depreciation and amortization	7,879	7,170	6,728	5,649	3,468
Technology and communications	8,311	7,463	7,704	7,401	6,402
Professional and consulting fees	8,171	7,639	8,072	9,355	4,908
Warrant-related expense(6)	—	—	—	—	2,524
Occupancy	2,891	3,275	3,033	2,365	1,842
Marketing and advertising	2,781	1,905	1,769	2,581	2,530
Moneyline revenue share	—	—	—	—	1,240
General and administrative	6,408	5,889	5,328	4,203	2,421

Total expenses	80,251	76,392	74,712	66,999	58,481

Income before income taxes	12,834	17,251	8,604	11,561	17,316
Provision (benefit) for income taxes(7)	4,935	6,931	3,183	3,419	(40,271)

Net income	$7,899	$10,320	$5,421	$8,142	$57,587

Net income per common share(8):
Basic	$0.23	$0.32	$0.18	$0.29	$6.76
Diluted	$0.22	$0.30	$0.15	$0.23	$1.88
Weighted average number of shares of common stock outstanding:
Basic	32,830,923	32,293,036	30,563,437	28,156,505	7,097,682
Diluted	35,737,379	34,453,195	35,077,348	35,512,346	30,638,644

	As of December 31,
	2008	2007	2006	2005	2004
	(In thousands)

Balance Sheet Data:
Cash and cash equivalents, short-term investments and securities available-for-sale	$142,550	$124,290	$131,015	$118,145	$103,449
Working capital(9)	137,390	120,656	135,268	120,016	103,996
Total assets	246,428	198,366	204,278	190,462	175,646

(1)	Commissions include commissions from monthly distribution fees and transactions between institutional investor clients and broker-dealer clients as well as transactions between broker-dealer clients.

(2)	Other commissions consist primarily of commissions from the trading of emerging markets, crossover and high-yield, new issue, agency and treasury bonds as well as credit default swap indices.

(3)	Technology product and services includes software licenses, maintenance and support services and professional consulting services. Revenues are principally derived from the acquisitions of Greenline in March 2008 and TWS in November 2007.

(4)	Other revenues consist primarily of telecommunications line charges to broker-dealer clients and other miscellaneous revenues.

(5)	We adopted Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”) using the modified prospective transition method effective January 1, 2006. In accordance with the modified prospective transition method, our Consolidated Financial Statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123R. Incremental stock-based compensation expense related to employee stock options recognized under SFAS 123R for the years ended December 31, 2008, 2007 and 2006 was $3.8 million, $3.0 million and $3.2 million, respectively.

(6)	Warrant-related expense is the expense associated with the allocation of warrants to purchase shares of our common stock issuable pursuant to a warrant issued to six of our broker-dealer clients at the time they made an equity investment in us. While the warrant was expensed each quarter, this was a non-cash expense that varied with the underlying fair market value of our common stock. The final share allocations under the warrant program occurred on March 1, 2004. Accordingly, we no longer record any expense related to this warrant.

(7)	During the year ended December 31, 2004, we reduced the valuation allowance relating to our deferred tax assets by $46.1 million, from $64.3 million to $18.1 million. Due to the fact that we had achieved multiple quarters of profitability, it became more likely than not that we would be able to utilize our net operating loss carryforwards. We also determined that it was more likely than not that all of the temporary differences relating to the deductibility of certain expenses for book and tax purposes, including the warrant-related expense, would be utilized prior to expiration. We also recognized $2.1 million in tax credits and an additional tax benefit for operating losses of $1.5 million. Without giving effect to the reduction of the valuation allowance, tax credits and the additional benefit for operating losses, our net income for the year ended December 31, 2004 would have been $7.9 million.

(8)	Includes the effect of dividends accrued on our redeemable convertible preferred stock. Upon completion of our initial public offering, all outstanding shares of redeemable convertible preferred stock and convertible preferred stock were converted into 14,484,493 shares of common stock and 4,266,310 shares of non-voting common stock.

(9)	Working capital is defined as current assets minus current liabilities. Current assets consist of cash and cash equivalents, short-term investments, securities available-for-sale, securities and cash provided as collateral, accounts receivable, and prepaid expenses. Current liabilities consist of accrued employee compensation, deferred revenue, and accounts payable, accrued expenses and other liabilities.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Executive Summary

MarketAxess operates one of the leading platforms for the electronic trading of corporate bonds and certain other types of fixed-income securities. Through our platform, 649 active institutional investor client firms (firms that executed at least one trade in U.S. or European fixed-income securities through our electronic trading platform between January 2008 and December 2008) can access the aggregate liquidity provided by the collective interest of our 48 broker-dealer clients in buying or selling bonds through our platform. Our active institutional investor clients include investment advisers, mutual funds, insurance companies, public and private pension funds, bank portfolios and hedge funds. Our DealerAxess® trading service allows dealers to trade fixed-income securities and credit default swaps with each other on our platform. Through our Corporate BondTickerTM service, we provide fixed-income market data, analytics and compliance tools that help our clients make trading decisions. In addition, we provide FIX (Financial Information eXchange) message management tools, connectivity solutions and ancillary technology services that facilitate the electronic communication of order information between trading counterparties. Our revenues are primarily generated from the trading of U.S. and European high-grade corporate bonds.

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

The majority of our revenues are derived from monthly distribution fees and commissions for trades executed on our platform that are billed to our broker-dealer clients on a monthly basis. We also derive revenues from technology products and services, information and user access fees, investment income and other income. Our expenses consist of employee compensation and benefits, depreciation and amortization, technology and communication expenses, professional and consulting fees, occupancy, marketing and advertising and other general and administrative expenses.

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

Critical Factors Affecting Our Industry and Our Company

Economic, Political and Market Factors

The global fixed-income securities industry is risky and volatile and is directly affected by a number of economic, political and market factors that may result in declining trading volume. These factors could have a material adverse effect on our business, financial condition and results of operations. These factors include, among others, credit market conditions, the current interest rate environment, including the volatility of interest rates and investors’ forecasts of future interest rates, economic and political conditions in the United States, Europe and elsewhere, and consolidation or contraction in the number of broker-dealers.

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

As a public company, we are subject to the reporting requirements of the Securities Exchange Act of 1934, the Sarbanes-Oxley Act of 2002 and NASDAQ rules promulgated in response to the Sarbanes-Oxley Act. The requirements of these rules and regulations impose legal and financial compliance costs, made some activities more difficult, time-consuming or costly and may also place a strain on our systems and resources. In order to maintain and improve the effectiveness of our disclosure controls and procedures and internal control over financial reporting, significant resources and management oversight are required.

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

The past 18 months has been a period of significant turmoil in the U.S. and European credit markets, especially in short-term funding and floating rate note instruments. A widespread retrenchment in the credit markets resulted in increased credit spreads and significantly higher credit spread volatility across a wide range of asset classes. Credit yield spreads in U.S. corporate bonds, as measured by the Credit Suisse Liquid U.S. Corporate Index (“LUCI”), increased from 1.0% over U.S Treasuries in June 2007 to 5.31% in December 2008. Credit spread volatility in U.S. corporate bonds, as measured by the LUCI Index, increased from 0.7% in June 2007 to 11.7% in December 2008. The average daily trading volume of U.S. high-grade corporate bonds for the year ended December 31, 2008, as measured by TRACE, decreased by 9.0% compared to 2007. We believe the resultant lack of liquidity in the credit markets led institutional investors to reduce overall bond trading activity and conduct a higher percentage of their trades directly with their broker-dealer counterparties via the telephone, resulting in lower volumes on our platform. We also believe that a stabilization of credit market conditions, at higher overall levels of credit spreads, is likely to favorably impact the volume of trades conducted over our platform. The lower volumes on our platform were partially offset by higher average variable transactions fees per million that were $129 in 2008 compared to $103 in 2007 and $114 in 2006. The increase in average variable transaction fees per million in 2008 was principally the result of the longer maturity of U.S. high-grade corporate bond trades executed on our platform, for which we charge higher commissions, and a larger percentage of Other volume in products that carry higher fees per million, principally high yield.

Commission Revenue

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

U.S. High-Grade Corporate Bond Commissions.  Our U.S. high-grade corporate bond fee plans generally incorporate various monthly distribution fees and variable transaction fees billed to our broker-dealer clients on a monthly basis. We expect the U.S. high-grade distribution fees to decrease as a result of the recent merger and bankruptcy activity involving several of our broker-dealer clients. The fee plan incorporates volume incentives to our broker-dealer clients that are designed to increase the volume of transactions effected on our platform. Under the fee plan, we electronically add the transaction fee to the spread quoted by the broker-dealer client. For trades on our DealerAxess® dealer-to-dealer electronic trading platform, we typically charge a fee to the broker-dealer client involved in the transaction that is based on the size of the transaction and the maturity of the bond traded.

Eurobond Commissions.  On June 1, 2007, we introduced a new fee plan for Eurobond trades for the majority of our European dealers. Similar to the U.S. high-grade plan, our European fee plan incorporates monthly distribution fees and a transaction fee that is lower than the transaction fee under the previous European high-grade plan and incorporates incentives to our broker-dealer clients that are designed to increase the volume of transactions effected on our platform. The transaction fee under the new plan is dependent on the type of bond traded and the maturity of the issue. The combination of the distribution fees and transaction fees in the new plan results in higher total revenue to us at current or lower volume levels. If volume grows, total revenues could be less under the new plan than the previous plan due to the lower transaction fees. Under the fee plan in effect prior to June 1, 2007, broker-dealer transaction fees varied based on the type of bond traded and the maturity of the issue. This fee schedule applied a tiered fee structure, which reduced the fee per trade upon the attainment of certain specified amounts of monthly commissions generated by a particular broker-dealer and did not carry a monthly distribution fee.

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

Other Revenue

In addition to the commissions discussed above, we earn revenue from technology products and services, information services fees paid by institutional investor and broker-dealer clients, income on investments and other income.

Technology Products and Services.  Technology products and services includes software licenses, maintenance and support services and professional consulting services, In March 2008, we acquired Greenline Financial Technologies, Inc. (“Greenline”), an Illinois-based provider of integration, testing and management solutions for FIX-related products and services. In November 2007, we acquired certain assets of Trade West Systems, LLC (“TWS”), a Utah-based financial software and technology services provider focused on providing gateway adapters for connecting order management systems and trading systems to fixed-income trading venues.

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

Expenses

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

Critical Accounting Estimates

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

Revenue Recognition

The majority of our revenues are derived from monthly distribution fees and commissions for trades executed on its platform that are billed to its broker-dealer clients on a monthly basis. We also derive revenues from technology products and services, information and user access fees, investment income and other income.

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

Technology products and services.  We recognize revenues from technology software licenses, maintenance and support services (referred to as post-contract technical support or “PCS”) and professional consulting services in accordance with the provisions of the American Institute of Certified Public Accountants’ Statement of Position (“SOP”) 97-2, “Software Revenue Recognition” (“SOP 97-2”) as amended by SOP 98-4 and SOP 98-9 and clarified by Staff Accounting Bulletin (“SAB”) 101, SAB No. 104 and Emerging Issues Task Force (“EITF”) 00-21 and SOP 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts” (“SOP 81-1”). Revenue is generally recognized when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, and collection is considered probable. We generally sell software licenses and services together as part of multiple-element arrangements. We also enter into contracts for technology integration consulting services unrelated to any software product. When we enter into a multiple-element arrangement, we use the residual method to allocate the total fee among the elements of the arrangement. Under the residual method, license revenue is recognized upon delivery when vendor-specific objective evidence of fair value exists for all of the undelivered elements in the arrangement, but does not exist for one or more of the delivered elements in the arrangement. Each license arrangement requires that we analyze the individual elements in the transaction and estimate the fair value of each undelivered element, which typically includes PCS and professional services. License revenue consists of license fees charged for the use of our products under perpetual and, to a lesser extent, term license arrangements. License revenue from a perpetual arrangement is generally recognized upon delivery while license revenue from a term arrangement is recognized ratably over the duration of the arrangement on a straight-line basis. If the professional services are essential to the functionality of the software product, the license revenue is recognized upon customer acceptance or satisfaction of the service obligation.

Professional services are generally separately priced, are available from a number of suppliers and are typically not essential to the functionality of our software products. Revenues from these services are recognized separately from the license fee if the arrangements qualify as “service transactions” as defined by SOP 97-2. Generally, revenue from time-and-materials consulting contracts is recognized as services are performed.

PCS includes telephone support, bug fixes and unspecified rights to product upgrades and enhancements, and is recognized ratably over the term of the service period, which is generally 12 months. We estimate the fair value of the PCS portion of an arrangement based on the price charged for PCS when sold separately. We sell PCS on a separate, standalone basis when customers renew PCS.

Revenues from contracts for technology integration consulting services are recognized on the percentage-of-completion method in accordance with SOP 81-1. Percentage-of-completion accounting involves calculating the percentage of services provided during the reporting period compared to the total estimated services to be provided over the duration of the contract. If estimates indicate that a contract loss will occur, a loss provision is recorded in the period in which the loss first becomes probable and reasonably estimable. Contract losses are determined to be the amount by which the estimated direct and indirect costs of the contract exceed the estimated total revenues that will be generated by the contract. There were no contract loss provisions recorded as of December 31, 2008 and 2007. Revenues recognized in excess of billings are recorded as unbilled services. Billings in excess of revenues recognized are recorded as deferred revenues until revenue recognition criteria are met.

Stock-Based Compensation

We measure and recognize compensation expense for all share-based payment awards in accordance with SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”). This statement requires that compensation expense for all share-based awards be recognized based on their estimated fair values measured as of the grant date. These costs are recognized as an expense in the Consolidated Statements of Operations over the requisite service period, which is typically the vesting period, with an offsetting increase to additional paid-in capital. We adopted SFAS 123R using the modified prospective transition method effective January 1, 2006.

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

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109” (“FIN 48”), which applies to all tax positions accounted for under SFAS 109. A “tax position” includes current or future reductions in taxable income reported or expected to be reported on a tax return. FIN 48 supplements SFAS 109 by defining the confidence level that a tax position must meet in order to be recognized in the financial statements. The interpretation requires that the tax effects of a position be recognized only if it is “more-likely-than-not” (i.e., greater than 50% likelihood) to be sustained based solely on its technical merits as of the reporting date. In making this assessment, a company must assume that the taxing authorities will examine the position. As a result of the implementation of FIN 48 effective January 1, 2007, we recognized an increase in deferred tax assets of $3.0 million related to previously unrecognized tax benefits, which was accounted for as an increase to additional paid-in capital of $0.3 million and an increase in accrued expenses of $2.7 million. Unrecognized tax benefits as of December 31, 2008 were $2.7 million. If recognized, this entire amount would impact the effective tax rate.

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

Results of Operations

Financial Results

The following table presents our consolidated operating results expressed in U.S. dollars and as a percentage of total revenues for each of the years presented:

	Year Ended December 31,
	2008		2007		2006
	$	% of Revenues	$	% of Revenues	$	% of Revenues
	($ in thousands)

Revenues
Commissions
U.S. high-grade	$46,547	50.0%	$52,541	56.1%	$47,752	57.3%
Eurobond	18,146	19.5	18,828	20.1	15,368	18.4
Other	8,835	9.5	8,845	9.4	8,310	10.0

Total commissions	73,528	79.0	80,214	85.7	71,430	85.7
Technology products and services	8,555	9.2	742	0.8	—	0.0
Information and user access fees	6,025	6.5	5,877	6.3	5,477	6.6
Interest income	3,478	3.7	5,242	5.6	4,595	5.5
Other	1,499	1.6	1,568	1.7	1,814	2.2

Total revenues	93,085	100.0	93,643	100.0	83,316	100.0

Expenses
Employee compensation and benefits	43,810	47.1	43,051	46.0	42,078	50.5
Depreciation and amortization	7,879	8.5	7,170	7.7	6,728	8.1
Technology and communications	8,311	8.9	7,463	8.0	7,704	9.2
Professional and consulting fees	8,171	8.8	7,639	8.2	8,072	9.7
Occupancy	2,891	3.1	3,275	3.5	3,033	3.6
Marketing and advertising	2,781	3.0	1,905	2.0	1,769	2.1
General and administrative	6,408	6.9	5,889	6.3	5,328	6.4

Total expenses	80,251	86.2	76,392	81.6	74,712	89.7

Income before taxes	12,834	13.8	17,251	18.4	8,604	10.3
Provision for income taxes	4,935	5.3	6,931	7.4	3,183	3.8

Net income	$7,899	8.5%	$10,320	11.0%	$5,421	6.5%

Statistical Information

Our trading volume for each of the years presented was as follows:

	Year Ended December 31,
	2008	2007	2006

Trading Volume Data (in billions)
U.S. high-grade	$134.6	$209.2	$195.4
Eurobond	35.8	77.4	87.6
Other	56.0	73.3	56.6

Total	$226.4	$359.9	$339.6

Number of U.S. Trading Days	251	250	249
Number of U.K. Trading Days	254	253	251

For volume reporting purposes, transactions in foreign currencies are converted to U.S. dollars at average monthly rates. Prior to September 1, 2008, no fees were charged on U.S. high-grade single-dealer inquiries. Such single-dealer inquiry trading volume amounted to $6.3 billion, $15.1 billion and $19.0 billion for the years ended December 31, 2008, 2007 and 2006, respectively. Effective September 1, 2008, single-dealer inquiry trades are charged commissions in accordance with the U.S. high-grade corporate bond fee plan. Credit default swap trading volume data are included in Other. Trading volume data related to DealerAxess® bond trading between broker-dealer clients are included in either U.S. high-grade or Other trading volumes, as appropriate.

Our active institutional investor clients (firms that executed at least one trade in U.S. or European fixed-income securities through our electronic platform during the applicable year) and our broker-dealer clients as of December 31, 2008, 2007 and 2006 were as follows:

	December 31,
	2008	2007	2006

Institutional Investor Clients:
U.S. products	466	465	460
European products	183	209	229

Total	649	674	689

Broker-Dealer Clients	48	30	25

Year Ended December 31, 2008 Compared to Year Ended December 31, 2007

Overview

Total revenues decreased by 0.6% to $93.1 million for the year ended December 31, 2008 from $93.6 million for the year ended December 31, 2007. This decrease in total revenues was primarily due to a decline in U.S. high-grade revenues of $6.0 million, European high-grade revenues of $0.7 million and investment income of $1.8 million, offset by an increase in technology products and services revenues of $7.8 million. Technology products and services revenues reflect the impact of the Greenline and TWS acquisitions.

Total expenses increased by $3.9 million or 5.1% to $80.3 million for the year ended December 31, 2008 from $76.4 million for the year ended December 31, 2007. The Greenline acquisition increased expenses by $7.2 million, including $3.5 million of employee compensation and benefits. The $3.9 million increase in total expenses was primarily due to higher employee compensation and benefits of $0.8 million, depreciation and amortization of $0.7 million, technology and communications of $0.8 million and marketing and advertising of $0.9 million.

Income before taxes decreased by $4.4 million or 25.6% to $12.8 million for the year ended December 31, 2008, from $17.3 million for the year ended December 31, 2007. Net income decreased by $2.4 million or 23.5% to $7.9 million for the year ended December 31, 2008, from $10.3 million for the year ended December 31, 2007.

Recent Developments

On February 4, 2009, we issued a press release announcing our results of operations for the three months and year ended December 31, 2008. The press release included consolidated condensed balance sheet data as of December 31, 2008 and 2007. Subsequent to the issuance of the press release, we concluded that it was appropriate to adjust the deferred tax balance and goodwill associated resulting from the Greenline acquisition, which affected certain December 31, 2008 balance sheet accounts. As a result, the deferred tax asset balance decreased by $0.7 million and the goodwill balance increased by $0.7 million from the amounts reported in the press release. The adjustment had no effect on the Consolidated Statements of Operations or earnings per share reported in the press release, nor did it affect our cash position.

Revenues

Our revenues for the years ended December 31, 2008 and 2007, and the resulting dollar and percentage changes, were as follows:

	Year Ended December 31,
	2008		2007
		% of		% of	$
	$	Revenues	$	Revenues	Change	% Change
	($ in thousands)

Revenues
Commissions
U.S. high-grade	$46,547	50.0%	$52,541	56.1%	$(5,994)	(11.4)%
Eurobond	18,146	19.5	18,828	20.1	(682)	(3.6)
Other	8,835	9.5	8,845	9.4	(10)	(0.1)

Total commissions	73,528	79.0	80,214	85.7	(6,686)	(8.3)
Technology products and services	8,555	9.2	742	0.8	7,813	1,053.0
Information and user access fees	6,025	6.5	5,877	6.3	148	2.5
Investment income	3,478	3.7	5,242	5.6	(1,764)	(33.7)
Other	1,499	1.6	1,568	1.7	(69)	(4.4)

Total revenues	$93,085	100.0%	$93,643	100.0%	$(558)	(0.6)%

Commissions.  Total commissions decreased by $6.7 million or 8.3% to $73.5 million for the year ended December 31, 2008 from $80.2 million for 2007. The following table shows the extent to which the decrease in commissions for the year ended December 31, 2008 was attributable to changes in transaction volumes, transaction fees per million, monthly distribution fees and DealerAxess® minimum fees:

	Change from Year Ended
	December 31, 2007
	U.S.
	High-Grade	Eurobond	Other	Total
	(In thousands)

Volume (decrease)	$(6,277)	$(5,740)	$(2,088)	$(14,105)
Transaction fee per million increase (decrease)	4,935	(937)	2,078	6,076
Monthly distribution fees (decrease) increase	(1,173)	5,995	—	4,822
DealerAxess® minimum fees (decrease)	(3,479)	—	—	(3,479)

Total commissions (decrease)	$(5,994)	$(682)	$(10)	$(6,686)

Our average fee per million for the years ended December 31, 2008 and 2007 was as follows:

	Year Ended December 31,
	2008	2007

Average Fee Per Million
U.S. high-grade
Transaction	$121	$84
Total	346	251
Eurobond
Transaction	112	138
Total	507	243
Other	158	121
All Products
Transaction	129	103
Total	325	223

U.S. high-grade volume decreased by 35.6% for the year ended December 31, 2008, compared to the year ended December 31, 2007. The decrease in U.S. high-grade volume was due primarily to a decline in the Company’s estimated market share of total U.S. high-grade corporate bond volume as reported by FINRA TRACE from 9.4% for the year ended December 31, 2007 to 6.6% for the year ended December 31, 2008, coupled with a decline in overall market volume as measured by FINRA TRACE. Estimated FINRA TRACE U.S. high-grade volume decreased by 9.0% from $2,227 billion for the year ended December 31, 2007 to $2,028 billion for the year ended December 31, 2008. We believe the resultant lack of liquidity in the credit markets led institutional investors to reduce overall bond trading activity and conduct a higher percentage of their trades directly with their broker-dealer counterparties via the telephone, resulting in lower volumes on our platform. The U.S. high-grade distribution fees were $30.3 million for the year ended December, 2008, compared to $31.5 million for the year ended December 31, 2007. The U.S. high-grade distribution fees may decrease as a result of recent merger and bankruptcy activity involving several of our broker-dealer clients. The DealerAxess® monthly minimum fees were zero and $3.5 million for the years ended December 31, 2008 and 2007, respectively. The majority of the DealerAxess® minimum fee commitments expired as of June 30, 2007. The total U.S. high-grade average fee per million is calculated for each period presented using both the transaction fees and the monthly distribution fees, including the DealerAxess® monthly minimum fees, paid by our broker-dealer clients. The variable U.S. high-grade average transaction fee per million increased from $84 per million for the year ended December 31, 2007 to $121 per million for the year ended December 31, 2008 due to the longer maturity of trades executed on the platform, for which we charge higher commissions.

Eurobond volume decreased by 53.8%, net of the unfavorable effect of foreign currency changes, for the year ended December 31, 2008, compared to the year ended December 31, 2007. During 2008, we believe that the European credit markets experienced market conditions similar to the U.S. On June 1, 2007, we introduced a new fee plan for European corporate bond trades. Similar to the U.S. high-grade plan, the new European high-grade corporate bond fee plan incorporates a monthly distribution fee and a transaction fee that is dependent on the type of bond traded and the maturity of the issue. The European high-grade distribution fee was $14.2 million for year ended December 31, 2008, compared to $8.1 million for the year ended December 31, 2007. The total Eurobond average fee per million is calculated for each period presented using both the transaction fees and the monthly distribution fees paid by our broker-dealer clients. The European high-grade average transaction fee per million decreased from $138 per million for the year ended December 31, 2007 to $112 per million for the year ended December 31, 2008, principally from the introduction of the new European high-grade fee plan.

Other volume decreased by 23.5% for the year ended December 31, 2008, compared to the year ended December 31, 2007. The decrease was primarily due to lower emerging market, agencies and credit default swap volume offset partially by increased high yield volume. Other average fee per million increased from $121 per million for the year ended December 31, 2007 to $158 per million for the year ended December 31, 2008 primarily due to a higher percentage of volume in products that carry higher fees per million, principally high yield.

Technology Products and Services.  Technology products and services revenues increased by $7.8 million to $8.6 million for the year ended December 31, 2008 from $0.7 million for the year ended December 31, 2007. The increase was primarily a result of the Greenline acquisition.

Information and User Access Fees.  Information and user access fees increased by $0.1 million or 2.5% to $6.0 million for the year ended December 31, 2008 from $5.9 million for the year ended December 31, 2007.

Investment Income.  Investment income decreased by $1.8 million or 33.7% to $3.5 million for the year ended December 31, 2008 from $5.2 million for the year ended December 31, 2007. This decrease was primarily due to lower interest rates.

Other.  Other revenues decreased by $0.1 million or 4.4% to $1.5 million for the year ended December 31, 2008 from $1.6 million for the year ended December 31, 2007.

Expenses

Our expenses and expenses as a percentage of revenues for the years ended December 31, 2008 and 2007, and the resulting dollar and percentage changes, were as follows:

	Year Ended December 31,
	2008		2007
		% of		% of
	$	Revenues	$	Revenues	$ Change	% Change
			($ in thousands)

Expenses
Employee compensation and benefits	$43,810	47.1%	$43,051	46.0%	$759	1.8%
Depreciation and amortization	7,879	8.5	7,170	7.7	709	9.9
Technology and communications	8,311	8.9	7,463	8.0	848	11.4
Professional and consulting fees	8,171	8.8	7,639	8.2	532	7.0
Occupancy	2,891	3.1	3,275	3.5	(384)	(11.7)
Marketing and advertising	2,781	3.0	1,905	2.0	876	46.0
General and administrative	6,408	6.9	5,889	6.3	519	8.8

Total expenses	$80,251	86.2%	$76,392	81.6%	$3,859	5.1%

Employee Compensation and Benefits.  Employee compensation and benefits increased by $0.8 million or 1.8% to $43.8 million for the year ended December 31, 2008 from $43.1 million for the year ended December 31, 2007. This increase was primarily attributable to higher wages of $2.4 million, severance costs of $1.0 million and stock-based compensation expense of $1.4 million, offset by reduced incentive compensation of $3.6 million. The higher wages were primarily a result of the Greenline acquisition. The total number of employees increased to 185 as of December 31, 2008 from 182 as of December 31, 2007. As a percentage of total revenues, employee compensation and benefits expense increased to 47.1% for the year ended December 31, 2008 from 46.0% for the year ended December 31, 2007.

Depreciation and Amortization.  Depreciation and amortization expense increased by $0.7 million or 9.9% to $7.9 million for the year ended December 31, 2008 from $7.2 million for the year ended December 31, 2007. An increase in amortization of intangible assets of $1.3 million and TWS impairment charge of $0.7 million were offset by a decline in depreciation and amortization of hardware and software development costs of $1.3 million. The intangible asset amortization increase was due to the $8.3 million of definite-life intangibles created in 2008 in connection with the Greenline acquisition. The TWS impairment charge was recorded to reflect negative current period operating results and reduced revenue expectations for connectivity solutions principally delivered to broker-dealers. For the year ended December 31, 2008, we capitalized $2.4 million of software development costs and $1.7 million of computer and related equipment purchases.

Technology and Communications.  Technology and communications expense increased by $0.8 million or 11.4% to $8.3 million for the year ended December 31, 2008 from $7.5 million for the year ended December 31, 2007. This increase was attributable to higher expenses associated with the purchase of production and market data.

Professional and Consulting Fees.  Professional and consulting fees increased by $0.5 million or 7.0% to $8.2 million for the year ended December 31, 2008 from $7.6 million for the year ended December 31, 2007. The increase was principally due to higher information technology consultant costs of $0.7 million and audit and tax fees of $0.2 million, offset by lower recruiting fees of $0.5 million.

Occupancy.  Occupancy costs decreased by $0.4 million or 11.7% to $2.9 million for the year ended December 31, 2008 from $3.3 million for the year ended December 31, 2007. The decline was principally due to exiting certain leased office space in 2008.

Marketing and Advertising.  Marketing and advertising expense increased by $0.9 million or 46.0% to $2.8 million for the year ended December 31, 2008 from $1.9 million for the year ended December 31, 2007, primarily due to higher travel and entertainment expenses.

General and Administrative.  General and administrative expense increased by $0.5 million or 8.8% to $6.4 million for the year ended December 31, 2008 from $5.9 million for the year ended December 31, 2007, primarily due to increased charges for doubtful accounts of $0.8 million.

Provision for Income Tax

We recorded an income tax provision of $4.9 million and $6.9 million for the years ended December 31, 2008 and 2007, respectively. The decrease in the tax provision was primarily attributable to the $4.4 million decrease in pre-tax income. With the exception of the payment of certain foreign and state and local taxes, the provision for income taxes was a non-cash expense since we had available net operating loss carryforwards and tax credits to offset the cash payment of taxes.

Our consolidated effective tax rate for the year ended December 31, 2008 was 38.5% compared to 40.2% for the year ended December 31, 2007. The 2008 effective tax rate reflects a higher portion of earnings generated in lower tax rate jurisdictions. The 2007 provision includes an adjustment to the deferred tax asset balance of $0.5 million to reflect the tax rate anticipated to be in effect when the temporary differences are expected to reverse, as well as changes in enacted state and foreign tax rates. Our consolidated effective tax rate can vary from period to period depending on, among other factors, the geographic and business mix of our earnings and changes in tax legislation and tax rates. Due to our net deferred tax asset balance, a decrease in tax rates results in a reduction in our deferred tax balance and an increase in tax expense.

As of December 31, 2008, we had net operating loss carryforwards of $105.1 million and tax credit carryforwards of $3.3 million for income tax purposes. The deferred tax asset of $35.7 million at December 31, 2008, includes a valuation allowance of $0.6 million arising from certain tax credit and foreign tax loss carryforwards. This valuation allowance was deemed appropriate due to available evidence indicating that some of the deferred tax assets might not be realized in future years.

Year Ended December 31, 2007 Compared to Year Ended December 31, 2006

Overview

Total revenues increased by $10.3 million or 12.4% to $93.6 million for the year ended December 31, 2007 from $83.3 million for the year ended December 31, 2006. This increase in total revenues was primarily due to increases in total commissions of $8.8 million, technology products and services of $0.7 million and investment income of $0.6 million.

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

Revenues

Our revenues for the years ended December 31, 2007 and 2006, and the resulting dollar and percentage changes, were as follows:

	Year Ended December 31,
	2007		2006
		% of		% of
	$	Revenues	$	Revenues	$ Change	% Change
	($ in thousands)

Revenues
Commissions
U.S. high-grade	$52,541	56.1%	$47,752	57.3%	$4,789	10.0%
Eurobond	18,828	20.1	15,368	18.4	3,460	22.5
Other	8,845	9.4	8,310	10.0	535	6.4

Total commissions	80,214	85.7	71,430	85.7	8,784	12.3
Technology products and services	742	0.8	—	0.0	742	N/A
Information and user access fees	5,877	6.3	5,477	6.6	400	7.3
Investment income	5,242	5.6	4,595	5.5	647	14.1
Other	1,568	1.7	1,814	2.2	(246)	(13.6)

Total revenues	$93,643	100.0%	$83,316	100.0%	$10,327	12.4%

Commissions.  Total commissions increased by $8.8 million or 12.3% to $80.2 million for the year ended December 31, 2007 from $71.4 million for 2006. The following table shows the extent to which the increase in commissions for the year ended December 31, 2007 was attributable to changes in transaction volumes, transaction fees per million, monthly distribution fees and DealerAxess® minimum fees:

	Change from Year Ended
	December 31, 2006
	U.S.
	High-Grade	Eurobond	Other	Total
	(In thousands)

Volume increase (decrease)	$1,069	$(1,789)	$2,452	$1,731
Transaction fee per million increase (decrease)	1,399	(2,899)	(1,917)	(3,416)
Monthly distribution fees increase	1,675	8,148	—	9,823
DealerAxess® minimum fees increase	646	—	—	646

Total commissions increase	$4,789	$3,460	$535	$8,784

Our average fee per million for the years ended December 31, 2007 and 2006 was as follows:

	Year Ended December 31,
	2007	2006

Average Fee Per Million
U.S. high-grade
Transaction	$84	$77
Total	251	244
Eurobond
Transaction	138	175
Total	243	175
Other	121	147
All Products
Transaction	103	114
Total	223	210

U.S. high-grade volume increased by 7.1% for the year ended December 31, 2007, compared to the year ended December 31, 2006. The increase in U.S. high-grade volume was due primarily to an improvement in the Company’s estimated market share of total U.S. high-grade corporate bond volume as reported by FINRA TRACE from 8.5% for the year ended December 31, 2006 to 9.4% for the year ended December 31, 2007, offset by a decline in overall market volume as measured by FINRA TRACE. Estimated FINRA TRACE U.S. high-grade volume decreased by 3.0% from $2,295 billion for the year ended December 31, 2006 to $2,227 billion for the year ended December 31, 2007. We believe that the credit market turmoil experienced in the second half of 2007 negatively impacted overall FINRA TRACE volume. The fixed monthly U.S. high-grade distribution fees were $31.5 million for the year ended December, 2007, compared to $29.8 million for the year ended December 31, 2006. The DealerAxess® monthly minimum fees were $3.5 million and $2.8 million for the years ended December 31, 2007 and 2006, respectively. The majority of the DealerAxess® minimum fee commitments expired as of June 30, 2007. The variable U.S. high-grade average fee per million increased from $77 per million for the year ended December 31, 2006 to $84 per million for the year ended December 31, 2007 due to the longer maturity of trades executed on the platform, for which we charge higher commissions.

European high-grade volume decreased by 11.6%, net of the favorable effect of foreign currency changes, for the year ended December 31, 2007, compared to the year ended December 31, 2006. During the second half of 2007, we believe that the European credit markets experienced market conditions similar to the U.S. On June 1, 2007, we introduced a new fee plan for European high-grade corporate bond trades. Similar to the U.S. high-grade plan, the new European high-grade corporate bond fee plan incorporates a fixed monthly fee and a variable fee that is dependent on the type of bond traded and the maturity of the issue. The fixed monthly European high-grade distribution fee was $8.1 million for year ended December 31, 2007. The European high-grade average fee per million decreased from $175 per million for the year ended December 31, 2006 to $138 per million the year ended December 31, 2007 resulted principally from the introduction of the new European high-grade fee plan.

Other volume increased by 29.5% for the year ended December 31, 2007, compared to the year ended December 31, 2006. The increase was primarily due to higher credit default swap, high-yield and agencies volume. Other average fee per million declined from $147 per million for the year ended December 31, 2006 to $121 per million for the year ended December 31, 2007 primarily due to higher volume in products that carry lower fees per million, including credit default swap indexes and agencies.

Technology Products and Services.  Revenues for technology products and services in 2007 primarily relate to $0.6 million in revenue recognized under a technology development contract with a broker-dealer client.

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

Other.  Other revenues decreased by $0.2 million or 13.6% to $1.6 million for the year ended December 31, 2007 from $1.8 million for the year ended December 31, 2006. This decrease was attributable to a decline in the amortization of previously received license fees. We anticipate that license fees will be an insignificant source of revenues for us on a going-forward basis.

Expenses

Our expenses and expenses as a percentage of revenues for the years ended December 31, 2007 and 2006, and the resulting dollar and percentage changes, were as follows:

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

The following table sets forth certain consolidated quarterly income statement data for the eight quarters ended December 31, 2008. In our opinion, this unaudited information has been prepared on a basis consistent with our annual financial statements and includes all adjustments (consisting only of normal recurring adjustments) necessary for a fair statement of the unaudited quarterly data. This information should be read in conjunction with our Consolidated Financial Statements and related Notes included in this Annual Report on Form 10-K. The results of operations for any quarter are not necessarily indicative of results that we may achieve for any subsequent periods.

	Three Months Ended
	Mar 31,	Jun 30,	Sep 30,	Dec 31,	Mar 31,	Jun 30,	Sep 30,	Dec 31,
	2007	2007	2007	2007	2008	2008	2008	2008
	(In thousands)
	(Unaudited)

Revenues
Commissions
U.S. high-grade(1)	$13,682	$14,532	$11,982	$12,345	$12,402	$12,554	$10,777	$10,814
Eurobond(2)	4,754	4,456	4,889	4,729	4,589	5,120	4,427	4,010
Other(3)	2,257	2,468	2,107	2,013	2,304	2,464	2,015	2,052

Total commissions	20,693	21,456	18,978	19,087	19,295	20,138	17,219	16,876
Technology products and services(4)	25	575	50	92	767	2,676	2,646	2,466
Information and user access fees(5)	1,354	1,468	1,535	1,520	1,481	1,442	1,562	1,540
Interest income(6)	1,222	1,258	1,332	1,430	991	761	963	763
Other(7)	471	547	303	247	405	620	291	183

Total revenues	23,765	25,304	22,198	22,376	22,939	25,637	22,681	21,828

Expenses
Employee compensation and benefits	11,503	11,010	10,258	10,280	11,018	11,576	11,173	10,043
Depreciation and amortization	1,911	1,879	1,686	1,694	1,780	1,816	2,494	1,789
Technology and communications	1,763	1,935	1,897	1,868	2,106	2,048	2,007	2,151
Professional and consulting fees	1,836	1,786	1,883	2,134	2,153	2,521	1,822	1,675
Occupancy	749	805	869	852	767	739	660	725
Marketing and advertising	353	530	481	541	583	683	646	869
General and administrative	1,181	1,320	1,481	1,907	1,568	1,495	1,781	1,564

Total expenses	19,296	19,265	18,555	19,276	19,975	20,878	20,583	18,816

Income before income taxes	4,469	6,039	3,643	3,100	2,964	4,759	2,098	3,012
Provision for income taxes	2,019	2,487	1,233	1,192	1,368	1,911	579	1,076

Net income	$2,450	$3,552	$2,410	$1,908	$1,596	$2,848	$1,519	$1,936

(1)	Of these amounts, $5,964, $6,177, $4,756, $4,944, $1,920, $2,137, $1,928 and $1,761, respectively, were from related parties.

(2)	Of these amounts, $1,355, $1,180, $1,235, $1,191, $804, $873, $788 and $738, respectively, were from related parties.

(3)	Of these amounts, $1,259, $1,335, $1,002, $1,045, $429, $437, $378 and $273, respectively, were from related parties.

(4)	Of these amounts, $0, $0, $0, $0, $15, $7, $3 and $8, respectively, were from related parties.

(5)	Of these amounts, $186, $190, $218, $204, $53, $73, $81 and $69, respectively, were from related parties.

(6)	Of these amounts, $528, $386, $474, $674, $267, $209, $310 and $379, respectively, were from related parties.

(7)	Of these amounts, $102, $99, $150, $101, $43, $45, $45 and $38, respectively, were from related parties.

The following tables set forth trading volume and average fee per million traded for the eight quarters ended December 31, 2008.

	Three Months Ended
	Mar 31,	Jun 30,	Sep 30,	Dec 31,	Mar 31,	Jun 30,	Sep 30,	Dec 31,
	2007	2007	2007	2007	2008	2008	2008	2008
	(In billions)
	(Unaudited)

Trading Volume Data
U.S. high-grade	$60.8	$67.5	$39.9	$40.9	$38.8	$42.7	$27.5	$25.6
Eurobond	28.3	23.8	14.8	10.6	8.1	11.8	8.6	7.2
Other	15.3	20.1	21.0	16.9	17.6	15.3	12.9	10.4

Total	$104.4	$111.4	$75.7	$68.4	$64.5	$69.8	$49.0	$43.2

	Three Months Ended
	Mar 31,	Jun 30,	Sep 30,	Dec 31,	Mar 31,	Jun 30,	Sep 30,	Dec 31,
	2007	2007	2007	2007	2008	2008	2008	2008
	(Unaudited)

Average Fee Per Million
U.S. high-grade
Transaction	$74	$75	$95	$105	$112	$111	$118	$150
Total	$225	$215	$300	$302	$320	$294	$392	$422
Eurobond
Transaction	$168	$140	$99	$106	$105	$110	$100	$131
Total	$168	$187	$330	$448	$567	$434	$516	$556
Other	$148	$123	$100	$121	$131	$161	$156	$200
All Products
Transaction	$110	$97	$97	$109	$116	$122	$126	$159
Total	$198	$193	$251	$279	$299	$289	$352	$391
Number of U.S. trading days	62	63	63	62	61	64	64	62
Number of U.K. trading days	64	61	64	64	62	63	65	64

Liquidity and Capital Resources

During the past three years, we have met our funding requirements through cash on hand, internally generated funds and the issuance of Series B Preferred Stock. Cash and cash equivalents and securities available-for-sale totaled $142.6 million at December 31, 2008, $124.3 million at December 31, 2007 and $131.0 million at December 31, 2006. Other than a capital lease obligation amounting to $0.7 million as of December 31, 2008, we have no long-term or short-term debt and do not maintain bank lines of credit.

Our cash flows were as follows:

	Year Ended December 31,
	2008	2007	2006
	(In thousands)

Net cash provided by operating activities	$27,634	$29,120	$17,101
Net cash (used in) provided by investing activities	(22,499)	(11,179)	4,231
Net cash provided by (used in) financing activities	30,311	(27,015)	2,818
Effect of exchange rate changes on cash	(834)	(215)	(339)

Net increase (decrease) for the period	$34,612	$(9,289)	$23,811

Operating Activities

Net cash provided by operating activities of $27.6 million for the year ended December 31, 2008 consisted of net income of $7.9 million, adjusted for non-cash charges, primarily consisting of depreciation and amortization of $7.9 million, stock-based compensation expense of $7.1 million, deferred taxes of $4.8 million and provision for bad debts of $1.3 million, offset by an increase in cash used for working capital of $1.3 million. The use of working capital primarily resulted from a decrease in accrued employee compensation of $4.2 million and a decrease in accounts payable, accrued expenses and other liabilities of $3.2 million, offset by a decrease in accounts receivable of $5.8 million.

Net cash provided by operating activities of $29.1 million for the year ended December 31, 2007 consisted of net income of $10.3 million, adjusted for non-cash charges, primarily consisting of depreciation and amortization of $7.2 million, stock-based compensation expense of $5.6 million and deferred taxes of $4.7 million and a decrease in working capital of $0.9 million. The decrease in working capital primarily resulted from an increase in accrued employee compensation of $1.5 million, offset by an increase in accounts receivable of $1.4 million.

Net cash provided by operating activities of $17.1 million for the year ended December 31, 2006 consisted of net income of $5.4 million, adjusted for non-cash charges, primarily consisting of depreciation and amortization of $6.7 million, stock-based compensation expense of $6.4 million, deferred taxes of $0.9 million and a provision for bad debts of $0.7 million, offset by an increase in cash used for working capital of $3.0 million. The use of working capital primarily resulted from an increase in accounts receivable of $3.3 million.

Investing Activities

Net cash used in investing activities of $22.5 million for the year ended December 31, 2008 primarily consisted of $34.9 million for the acquisition of Greenline, net maturities of securities available-for-sale of $16.3 million, purchases of furniture, equipment and leasehold improvements of $1.7 million and capitalization of software development costs of $2.4 million.

Net cash used in investing activities of $11.2 million for the year ended December 31, 2007 primarily consisted of the acquisition of TWS for $3.1 million, net purchases of securities available-for-sale of $2.5 million, purchases of furniture, equipment and leasehold improvements of $1.5 million and capitalization of software development costs of $3.4 million.

Net cash provided by investing activities of $4.2 million for the year ended December 31, 2006 consisted of net proceeds of securities available-for-sale of $11.0 million, offset by purchases of furniture, equipment and leasehold improvements of $2.7 million and capitalization of software development costs of $4.1 million.

Financing Activities

Net cash provided by financing activities of $30.3 million for the year ended December 31, 2008 primarily consisted of the net proceeds from the issuance of the Series B Preferred Stock and related common stock purchase warrants of $33.5 million, offset by the purchase of treasury stock of $2.8 million.

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

We believe that our current resources are adequate to meet our liquidity needs and capital expenditure requirements for at least the next 12 months. However, our future liquidity and capital requirements will depend on a number of factors, including expenses associated with product development and expansion and new business opportunities that are intended to further diversify our revenue stream. We may also acquire or invest in technologies, business ventures or products that are complementary to our business. In the event we require any additional financing, it will take the form of equity or debt financing. Any additional equity offerings may result in dilution to our stockholders. Any debt financings, if available at all particularly in light of the recent economic turmoil which has, among other consequences, led to a depression in stock prices and the tightening of available credit, may involve restrictive covenants with respect to dividends, issuances of additional capital and other financial and operational matters related to our business.

We have three regulated subsidiaries, MarketAxess Corporation, MarketAxess Europe Limited and MarketAxess Canada Ltd. MarketAxess Corporation is a registered broker-dealer in the U.S., MarketAxess Europe Limited is a registered multilateral trading facility in the U.K. and MarketAxess Canada Ltd. is a registered Alternative Trading System in the Province of Ontario. As such, they are subject to minimum regulatory capital requirements imposed by their respective market regulators that are intended to ensure general financial soundness and liquidity based on certain minimum capital requirements. The relevant regulations prohibit a registrant from repaying borrowings from its parent or affiliates, paying cash dividends, making loans to its parent or affiliates or otherwise entering into transactions that result in a significant reduction in its regulatory net capital position without prior notification to or approval from its principal regulator. The capital structures of our subsidiaries are designed to provide each with capital and liquidity consistent with its business and regulatory requirements. The following table sets forth the capital requirements, as defined, that the Company’s subsidiaries were required to maintain as of December 31, 2008:

	MarketAxess	MarketAxess	MarketAxess
	Corporation	Europe Limited	Canada Limited
		(In thousands)

Net capital	$25,194	$15,965	$411
Minimum net capital required	890	2,550	254

Excess net capital	$24,304	$13,415	$157

MarketAxess Corporation operates an anonymous matching service for its broker-dealer clients and during 2008 extended its trading counterparty role to include the execution of certain bond transactions between institutional investor and broker-dealer clients. MarketAxess Corporation executes all such trades on a riskless principal basis, which are cleared and settled by an independent clearing broker. Under a securities clearing agreement with the independent third party, MarketAxess Corporation maintains a collateral deposit with the clearing broker in the form of cash or U.S. government securities. As of December 31, 2008 and 2007, the collateral deposit included in securities and cash provided as collateral in the Consolidated Statements of Financial Condition was $0.5 million. MarketAxess Corporation is exposed to credit risk in the event a counterparty does not fulfill its obligation to complete a transaction. Pursuant to the terms of the securities clearing agreement between MarketAxess Corporation and the independent clearing broker, the clearing broker has the right to charge MarketAxess Corporation for losses resulting from a counterparty’s failure to fulfill its contractual obligations. The losses are not capped at a maximum amount and apply to all trades executed through the clearing broker. At December 31, 2008, MarketAxess Corporation had not recorded any liabilities with regard to this right.

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

Contractual Obligations and Commitments

As of December 31, 2008, we had the following contractual obligations and commitments:

	Payments due by period
		Less than			More than
	Total	1 year	1-3 years	3-5 years	5 years
	(In thousands)

Operating leases	$7,507	$2,270	$1,775	$1,247	$2,215
Capital leases	824	168	336	320	—
Earn-out obligation	1,368	1,368	—	—	—
Foreign currency forward contract	19,777	19,777	—	—	—

	$29,476	$23,583	$2,111	$1,567	$2,215

As of December 31, 2008, we had unrecognized tax benefits of $2.7 million. Due to the nature of the underlying positions, it is not currently possible to schedule the future payment obligations by period. In addition, in connection with the acquisition of Greenline, the sellers are eligible to receive up to an additional of $1.5 million in cash, subject to Greenline attaining certain earn-out targets in 2009. The amount of the earn-out ultimately payable, if any, is currently unknown.

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value and requires enhanced disclosures about fair value measurements. Effective January 1, 2008, we adopted SFAS 157 for all financial assets and liabilities and for non-financial assets and liabilities recognized or disclosed at fair value at least annually. In February 2008, the FASB issued Staff Position No. 157-2, which delayed the effective date of SFAS 157 to fiscal years beginning after November 15, 2008 for non-financial assets and liabilities, except for items that are recognized or disclosed at fair value on a recurring basis. We are currently evaluating the impact of SFAS 157 on valuation of all other non-financial assets and liabilities. In October 2008, the FASB issued FASB Staff Position No. 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active” (“FSP No. 157-3”), to provide guidance on determining the fair value of financial instruments in inactive markets. FSP No. 157-3 became effective for us upon issuance. The adoption of SFAS 157 and FSP No. 157-3 had no material effect on the Consolidated Statements of Financial Condition and Consolidated Statements of Operations.

In February 2007, the FASB issued SFAS No. 159, “Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 permits companies to elect to measure eligible financial instruments, commitments and certain other arrangements at fair value at specified election dates, with changes in fair value recognized in earnings at each subsequent reporting period. We did not elect the fair value option for any of its existing financial instruments. Accordingly, adoption of SFAS 159 had no material effect on the Consolidated Statements of Financial Condition and Consolidated Statements of Operations.

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

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an Amendment of ARB No. 51” (“SFAS 160”). SFAS 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 is effective for fiscal years beginning after December 15, 2008. We do not expect SFAS 160 to have a material impact on its Consolidated Financial Statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities — An Amendment of FASB Statement No. 133” (‘” SFAS 161”). SFAS 161 expands the disclosure requirements for derivative instruments and hedging activities. SFAS 161 is effective for fiscal years beginning after November 15, 2008. We do not expect SFAS 161 to have a material impact on its Consolidated Financial Statements.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

Market risk is the risk of the loss resulting from adverse changes in market rates and prices, such as interest rates and foreign currency exchange rates.

Market Risk

The global financial services business is, by its nature, risky and volatile and is directly affected by many national and international factors that are beyond our control. Any one of these factors may cause a substantial decline in the U.S. and global financial services markets, resulting in reduced trading volume and revenues. These events could have a material adverse effect on our business, financial condition and results of operations.

As of December 31, 2008, we had a $35.2 million investment in securities available-for-sale. Adverse movements, such as a 10% decrease in the value of these securities or a downturn or disruption in the markets for these securities, could result in a substantial loss. In addition, principal gains and losses resulting from these securities could on occasion have a disproportionate effect, positive or negative, on our financial condition and results of operations for any particular reporting period.

See Item 1A. Risk Factors, “Risks Related to Our Industry — Economic, political and market factors beyond our control could reduce demand for our services and harm our business, and our profitability could suffer.”

Interest Rate Risk

Interest rate risk represents our exposure to interest rate changes with respect to the money market instruments, U.S. Treasury obligations and short-term fixed-income securities in which we invest. As of December 31, 2008, our cash and cash equivalents and securities available-for-sale amounted to $142.6 million and were primarily invested in money market instruments, federal agency issues and municipal securities. We do not maintain an inventory of bonds that are traded on our platform.

Derivative Risk

Our limited derivative risk stems from our activities in the foreign currency forward contract market. We use this market to mitigate our U.S. dollar versus Pound Sterling exposure that arises from the activities of our U.K. subsidiary. As of December 31, 2008, the notional value of our foreign currency forward contracts was $20.0 million. We do not speculate in any derivative instruments.

Credit Risk

We act as a riskless principal through our subsidiary, MarketAxess Corporation, in certain transactions that we execute between clients. We act as an intermediary in these transactions by serving as counterparty to both the buyer and the seller in matching back-to-back bond trades, which are then settled through a third-party clearing organization. Settlement typically occurs within one to three trading days after the trade date. Cash settlement of the transaction occurs upon receipt or delivery of the underlying instrument that was traded.

We are exposed to credit risk in our role as trading counterparty to our clients. We are exposed to the risk that third parties that owe us money, securities or other assets will not perform their obligations. These parties may default on their obligations to us due to bankruptcy, lack of liquidity, operational failure or other reasons. Adverse movements in the prices of securities that are the subject of these transactions can increase our risk. Where the unmatched position or failure to deliver is prolonged, there may also be regulatory capital charges required to be taken by us. The policies and procedures we use to manage this credit risk are new and untested. There can be no assurance that these policies and procedures will effectively mitigate our exposure to credit risk.

Item 8.	Financial Statements and Supplementary Data.

MARKETAXESS HOLDINGS INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Management’s Report on Internal Control Over Financial Reporting	69
Audited Consolidated Financial Statements
Report of Independent Registered Public Accounting Firm	70
Consolidated Statements of Financial Condition — As of December 31, 2008 and 2007	71
Consolidated Statements of Operations — For the years ended December 31, 2008, 2007 and 2006	72
Consolidated Statements of Changes in Stockholders’ Equity and Accumulated Other Comprehensive Loss — For the years ended December 31, 2008, 2007 and 2006	73
Consolidated Statements of Cash Flows — For the years ended December 31, 2008, 2007 and 2006	74
Notes to Consolidated Financial Statements	75

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework.

Based on our assessment and those criteria, management concluded that the Company maintained effective internal control over financial reporting as of December 31, 2008.

The effectiveness of our internal control over financial reporting as of December 31, 2008 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
MarketAxess Holdings Inc.:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of MarketAxess Holdings Inc. and its subsidiaries at December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Management’s Report on Internal Control over Financial Reporting.” Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/  PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP

New York, New York
February 25, 2009

MARKETAXESS HOLDINGS INC.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	As of December 31
	2008	2007
	(In thousands, except share and per share amounts)

ASSETS
Cash and cash equivalents	$107,323	$72,711
Securities available-for-sale	35,227	51,579
Securities and cash provided as collateral	4,316	4,455
Accounts receivable, including receivables from related parties of $1,930 and $6,290, respectively, net of allowance of $1,012 and $912 as of December 31, 2008 and 2007, respectively	13,283	18,397
Furniture, equipment and leasehold improvements, net of accumulated depreciation and amortization	3,369	2,931
Software development costs, net of accumulated amortization	4,521	5,759
Goodwill and intangible assets, net of accumulated amortization	39,546	3,389
Prepaid expenses and other assets	3,177	1,938
Deferred tax assets, net	35,666	37,207

Total assets	$246,428	$198,366

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Accrued employee compensation	$10,439	$14,311
Deferred revenue	2,303	826
Accounts payable, accrued expenses, and other liabilities, including payables to related parties of $11 and $177 as of December 31, 2008 and 2007, respectively	8,878	8,832

Total liabilities	21,620	23,969

Commitments and Contingencies (Note 13)
Series B Preferred Stock, $.001 par value, 35,000 shares authorized, issued and outstanding as of December 31, 2008, liquidation preference of $1,000 per share	30,315	—

Stockholders’ equity
Preferred stock, $0.001 par value, 4,855,000 shares authorized, no shares issued and outstanding as of December 31, 2008 and 2007	—	—
Series A Preferred Stock, $0.001 par value, 110,000 shares authorized, no shares issued and outstanding as of December 31, 2008 and 2007	—	—
Common stock voting, $0.003 par value, 110,000,000 shares authorized as of December 31, 2008 and 2007; 33,971,309 shares and 33,082,371 shares issued as of December 31, 2008 and 2007, respectively	102	99
Common stock non-voting, $0.003 par value, 10,000,000 shares authorized and 2,585,654 shares issued and outstanding as of December 31, 2008 and 2007	9	9
Additional paid-in capital	305,508	289,988
Receivable for common stock subscribed	(951)	(834)
Treasury stock — Common stock voting, at cost, 2,864,120 shares and 2,642,714 shares as of December 31, 2008 and 2007, respectively	(40,000)	(37,227)
Accumulated deficit	(68,855)	(76,754)
Accumulated other comprehensive loss	(1,320)	(884)

Total stockholders’ equity	194,493	174,397

Total liabilities and stockholders’ equity	$246,428	$198,366

The accompanying notes are an integral part of these consolidated financial statements.

MARKETAXESS HOLDINGS INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2008	2007	2006
	(In thousands, except share and per share amounts)

Revenues
Commissions
U.S. high-grade, including $7,746, $21,840 and $23,701 from related parties for the years ended December 31, 2008, 2007 and 2006, respectively	$46,547	$52,541	$47,752
Eurobond, including $3,207, $4,960 and $6,630 from related parties for the years ended December 31, 2008, 2007 and 2006, respectively	18,146	18,828	15,368
Other, including $1,513, $4,641 and $5,295 from related parties for the years ended December 31, 2008, 2007 and 2006, respectively	8,835	8,845	8,310

Total commissions	73,528	80,214	71,430
Technology products and services, including $33, $0 and $0 from related parties for the years ended December 31, 2008, 2007 and 2006, respectively	8,555	742	—
Information and user access fees, including $276, $798 and $1,177 from related parties for the years ended December 31, 2008, 2007 and 2006, respectively	6,025	5,877	5,477
Investment income, including $1,165, $2,062 and $1,007 from related parties for the years ended December 31, 2008, 2007 and 2006, respectively	3,478	5,242	4,595
Other, including $169, $452, and $510 from related parties for the years ended December 31, 2008, 2007 and 2006, respectively	1,499	1,568	1,814

Total revenues	93,085	93,643	83,316

Expenses
Employee compensation and benefits	43,810	43,051	42,078
Depreciation and amortization	7,879	7,170	6,728
Technology and communications	8,311	7,463	7,704
Professional and consulting fees	8,171	7,639	8,072
Occupancy	2,891	3,275	3,033
Marketing and advertising	2,781	1,905	1,769
General and administrative, including $57, $207 and $64 to related parties for the years ended December 31, 2008, 2007 and 2006, respectively	6,408	5,889	5,328

Total expenses	80,251	76,392	74,712

Income before income taxes	12,834	17,251	8,604
Provision for income taxes	4,935	6,931	3,183

Net income	$7,899	$10,320	$5,421

Net income per common share
Basic	$0.23	$0.32	$0.18
Diluted	$0.22	$0.30	$0.15
Weighted average shares outstanding
Basic	32,830,923	32,293,036	30,563,437
Diluted	35,737,379	34,453,195	35,077,348

The accompanying notes are an integral part of these consolidated financial statements.

MARKETAXESS HOLDINGS INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY AND ACCUMULATED OTHER COMPREHENSIVE LOSS

							Treasury
		Common				Receivable	Stock-		Accumulated
	Common	Stock		Additional		for Common	Common		Other	Total
	Stock	Non-		Paid-In	Unearned	Stock	Stock	Accumulated	Comprehensive	Stockholders’
	Voting	Voting	Warrants	Capital	Compensation	Subscribed	Voting	Deficit	Loss	Equity
						(In thousands)

Balance at December 31, 2005	$76	$13	$17,693	$249,122	$(2,021)	$(1,042)	$—	$(92,495)	$(482)	$170,864
Comprehensive income:
Net income	—	—	—	—	—	—	—	5,421	—	5,421
Cumulative translation adjustment and foreign currency exchange hedge, net of tax	—	—	—	—	—	—	—	—	(327)	(327)
Unrealized net gains on securities available-for-sale, net of tax	—	—	—	—	—	—	—	—	76	76

Total comprehensive income										5,170
Stock-based compensation	3	—	—	6,432	—	—		—	—	6,435
Exercise of stock options and grants of restricted stock	3	—	—	3,792	—	—	—	—	—	3,795
Excess tax benefits from stock-based compensation	—	—	—	1,674	—	—	—	—	—	1,674
Conversion from non-voting to voting common stock	2	(2)	—	—	—	—	—	—	—	—
Exercise of warrants	4	—	(6,035)	6,031	—	—	—	—	—	—
Purchase of treasury stock							(2,653)			(2,653)
Reclassification of unearned compensation related to implementation of SFAS 123R	—	—	—	(2,021)	2,021	—	—	—	—	—

Balance at December 31, 2006	88	11	11,658	265,030	—	(1,042)	(2,653)	(87,074)	(733)	185,285
Comprehensive income:
Net income	—	—	—	—	—	—	—	10,320	—	10,320
Cumulative translation adjustment and foreign currency exchange hedge, net of tax	—	—	—	—	—	—	—	—	(213)	(213)
Unrealized net gains on securities available-for-sale, net of tax	—	—	—	—	—	—	—	—	62	62

Total comprehensive income										10,169
Effect of adoption of FIN 48	—	—	—	324	—	—	—	—	—	324
Stock-based compensation	—	—	—	5,634	—	—	—	—	—	5,634
Exercise of stock options and grants of restricted stock	2	—	—	5,189	—	—	—	—	—	5,191
Excess tax benefits from stock-based compensation	—	—	—	2,160	—	—	—	—	—	2,160
Conversion from non-voting to voting common stock	2	(2)	—	—	—	—	—	—	—	—
Exercise of warrants	7	—	(11,658)	11,651	—	—	—	—	—	—
Repayment of promissory notes	—	—	—	—	—	208	—	—	—	208
Purchase of treasury stock	—	—	—	—	—	—	(34,574)	—	—	(34,574)

Balance at December 31, 2007	99	9	—	289,988	—	(834)	(37,227)	(76,754)	(884)	174,397
Comprehensive income:
Net income	—	—	—	—	—	—	—	7,899	—	7,899
Cumulative translation adjustment and foreign currency exchange hedge, net of tax	—	—	—	—	—	—	—	—	(410)	(410)
Unrealized net loss on securities available-for-sale, net of tax	—	—	—	—	—	—	—	—	(26)	(26)

Total comprehensive income										7,463
Stock-based compensation	—	—	—	7,061	—	—	—	—	—	7,061
Issuance of common stock related to the acquisition of Greenline Financial Technologies, Inc.	2	—	—	5,773	—	—	—	—	—	5,775
Exercise of stock options and grants of restricted stock, net of withholding tax	1	—	—	(318)	—	—	—	—	—	(317)
Decrement in windfall from stock-based compensation	—	—	—	(191)	—	—	—	—	—	(191)
Issuance of common stock purchase warrant	—	—	—	3,195	—	—	—	—	—	3,195
Repayment of promissory notes and adjustment of prior year principal and interest balances	—	—	—	—	—	(117)	—	—	—	(117)
Purchase of treasury stock	—	—	—	—	—	—	(2,773)	—	—	(2,773)

Balance at December 31, 2008	$102	$9	$—	$305,508	$—	$(951)	$(40,000)	$(68,855)	$(1,320)	$194,493

The accompanying notes are an integral part of these consolidated financial statements.

MARKETAXESS HOLDINGS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2008	2007	2006
	(In thousands)

Cash flows from operating activities
Net income	$7,899	$10,320	$5,421
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,879	7,170	6,728
Stock-based compensation expense	7,061	5,634	6,432
Deferred taxes	4,819	4,696	903
Provision for bad debts	1,260	412	661
Changes in operating assets and liabilities, net of businesses acquired:
Decrease (increase) in accounts receivable, including decreases (increases) of $4,360, $2,289 and ($1,828) from related parties for the years ended December 31, 2008, 2007 and 2006, respectively	5,785	(1,362)	(3,294)
(Increase) decrease in prepaid expenses and other assets	(221)	81	855
(Decrease) increase in accrued employee compensation	(4,228)	1,480	774
Increase (decrease) in deferred revenue	618	(97)	(460)
(Decrease) increase in accounts payable, accrued expenses and other liabilities, including (decrease) increase of ($166), $67 and $22 to related parties for the years ended December 31, 2008, 2007 and 2006, respectively	(3,238)	786	(919)

Net cash provided by operating activities	27,634	29,120	17,101

Cash flows from investing activities
Acquisition of businesses, net of cash acquired (Note 3)	(34,918)	(3,139)	—
Securities available-for-sale:
Proceeds from maturities and sales	46,281	46,242	91,127
Purchases	(29,959)	(48,722)	(80,110)
Securities and cash provided as collateral	139	(657)	1
Purchases of furniture, equipment and leasehold improvements	(1,677)	(1,533)	(2,661)
Capitalization of software development costs	(2,365)	(3,370)	(4,126)

Net cash (used in) provided by investing activities	(22,499)	(11,179)	4,231

Cash flows from financing activities
Issuance of Series B Preferred Stock and common stock purchase warrants	33,510	—	—
Proceeds from exercise of stock options and grants of restricted stock, net of withholding tax	(317)	5,191	3,797
(Decrement in windfall) excess tax benefits from stock-based compensation	(191)	2,160	1,674
Purchase of treasury stock — common stock voting	(2,773)	(34,574)	(2,653)
Other	82	208	—

Net cash provided by (used in) financing activities	30,311	(27,015)	2,818

Effect of exchange rate changes on cash	(834)	(215)	(339)

Cash and cash equivalents
Net increase (decrease) for the period	34,612	(9,289)	23,811
Beginning of period	72,711	82,000	58,189

End of period	$107,323	$72,711	$82,000

Supplemental cash flow information:
Cash paid during the year
Cash paid for income taxes	$452	$246	$263
Non-cash activity
Issuance of common stock in connection with business acquisition	$5,775	$—	$—
Capital lease obligation	$677	$—	$—
Exercise of warrants and issuance of common stock	$—	$11,658	$6,035

The accompanying notes are an integral part of these consolidated financial statements.

MARKETAXESS HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization and Principal Business Activity

MarketAxess Holdings Inc. (the “Company”) was incorporated in the State of Delaware on April 11, 2000. Through its subsidiaries, the Company operates an electronic trading platform for corporate bonds and certain other types of fixed-income securities through which the Company’s active institutional investor clients can access the liquidity provided by its broker-dealer clients. The Company’s multi-dealer trading platform allows its institutional investor clients to simultaneously request competitive, executable bids or offers from multiple broker-dealers, and to execute trades with the broker-dealer of their choice. The Company offers its clients the ability to trade U.S. high-grade corporate bonds, European high-grade corporate bonds, credit default swaps, agencies, high yield and emerging markets bonds. The Company’s DealerAxess® trading service allows dealers to trade fixed-income securities and credit default swaps with each other on its platform. Through its Corporate BondTickertm service, the Company provides fixed-income market data, analytics and compliance tools that help its clients make trading decisions. In addition, the Company provides FIX (Financial Information eXchange) message management tools, connectivity solutions and ancillary technology services that facilitate the electronic communication of order information between trading counterparties.

The Company’s stockholder broker-dealer clients as of January 1, 2008 were BNP Paribas, Credit Suisse and JPMorgan. These broker-dealer clients constitute related parties of the Company (together, the “Stockholder Broker-Dealer Clients”). For 2007 and 2006, a total of seven dealers and nine dealers, respectively, were considered to be Stockholder Broker-Dealer Clients. See Note 10, “Related Parties.”

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

The Company assesses whether an other-than-temporary impairment loss on the investments has occurred due to declines in fair value or other market conditions. Declines in fair values that are considered other-than-temporary are recorded as charges in the Consolidated Statements of Operations. No charges for other-than-temporary declines were recorded during 2008, 2007 and 2006.

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

The allowance for doubtful accounts was $1.0 million, $0.9 million and $0.8 million as of December 31, 2008, 2007 and 2006, respectively. The provision for bad debts was $1.3 million, $0.4 million and $0.7 million for the years ended December 31, 2008, 2007 and 2006, respectively. Write-offs and other charges against the allowance for doubtful accounts were $0.9 million, $0.3 million and $0.3 million for the years ended December 31, 2008, 2007 and 2006, respectively.

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

The Company enters into foreign currency forward contracts to hedge its net investment in its U.K. subsidiary. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities,” gains and losses on these transactions are deferred and included in accumulated other comprehensive loss on the Consolidated Statements of Financial Condition.

Revenue Recognition

The majority of the Company’s revenues are derived from monthly distribution fees and commissions for trades executed on its platform that are billed to its broker-dealer clients on a monthly basis. The Company also derives revenues from technology products and services, information and user access fees, investment income and other income.

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

MARKETAXESS HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Technology products and services.  The Company recognizes revenues from technology software licenses, maintenance and support services (referred to as post-contract technical support or “PCS”) and professional consulting services in accordance with the provisions of the American Institute of Certified Public Accountants’ Statement of Position (“SOP”) 97-2, “Software Revenue Recognition” (“SOP 97-2”) as amended by SOP 98-4 and SOP 98-9 and clarified by Staff Accounting Bulletin (“SAB”) 101, SAB No. 104 and Emerging Issues Task Force (“EITF”) 00-21 and SOP 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts” (“SOP 81-1”). Revenue is generally recognized when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, and collection is considered probable. The Company generally sells software licenses and services together as part of multiple-element arrangements. The Company also enters into contracts for technology integration consulting services unrelated to any software product. When the Company enters into a multiple-element arrangement, it uses the residual method to allocate the total fee among the elements of the arrangement. Under the residual method, license revenue is recognized upon delivery when vendor-specific objective evidence of fair value exists for all of the undelivered elements in the arrangement, but does not exist for one or more of the delivered elements in the arrangement. Each license arrangement requires that the Company analyze the individual elements in the transaction and estimate the fair value of each undelivered element, which typically includes PCS and professional services. License revenue consists of license fees charged for the use of the Company’s products under perpetual and, to a lesser extent, term license arrangements. License revenue from a perpetual arrangement is generally recognized upon delivery while license revenue from a term arrangement is recognized ratably over the duration of the arrangement on a straight-line basis. If the professional services are essential to the functionality of the software product, the license revenue is recognized upon customer acceptance or satisfaction of the service obligation.

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

PCS includes telephone support, bug fixes and unspecified rights to product upgrades and enhancements, and is recognized ratably over the term of the service period, which is generally 12 months. The Company estimates the fair value of the PCS portion of an arrangement based on the price charged for PCS when sold separately. The Company sells PCS on a separate, standalone basis when customers renew PCS.

Revenues from contracts for technology integration consulting services are recognized on the percentage-of-completion method in accordance with SOP 81-1. Percentage-of-completion accounting involves calculating the percentage of services provided during the reporting period compared to the total estimated services to be provided over the duration of the contract. If estimates indicate that a contract loss will occur, a loss provision is recorded in the period in which the loss first becomes probable and reasonably estimable. Contract losses are determined to be the amount by which the estimated direct and indirect costs of the contract exceed the estimated total revenues that will be generated by the contract. There were no contract loss provisions recorded as of December 31, 2008 and 2007. Revenues recognized in excess of billings are recorded as unbilled services. Billings in excess of revenues recognized are recorded as deferred revenues until revenue recognition criteria are met.

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

MARKETAXESS HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

MARKETAXESS HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

In February 2007, the FASB issued SFAS No. 159, “Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 permits companies to elect to measure eligible financial instruments, commitments and certain other arrangements at fair value at specified election dates, with changes in fair value recognized in earnings at each subsequent reporting period. The Company did not elect the fair value option for any of its existing financial instruments. Accordingly, adoption of SFAS 159 had no material effect on the Consolidated Statements of Financial Condition and Consolidated Statements of Operations.

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

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities — An Amendment of FASB Statement No. 133” (“SFAS 161”). SFAS 161 expands the disclosure requirements for derivative instruments and hedging activities. SFAS 161 is effective for fiscal years beginning after November 15, 2008. The Company does not expect SFAS 161 to have a material impact on its Consolidated Financial Statements.

MARKETAXESS HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Reclassifications

Certain reclassifications have been made to the prior years’ financial statements in order to conform to the current year presentation. Such reclassifications had no effect on previously reported net income.

3.	Acquisitions

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

The aggregate consideration for the Greenline acquisition was $41.1 million, comprised of $34.7 million in cash, 725,923 shares of common stock valued at $5.8 million and $0.6 million of acquisition-related costs. In addition, the sellers are eligible to receive up to an aggregate of $3.0 million in cash, subject to Greenline attaining certain earn-out targets in 2008 and 2009. A total of $1.4 million will be paid to the sellers in 2009 based on the 2008 earn-out target, bringing the aggregate consideration to $42.4 million. A total of $2.0 million of the purchase price has been deposited into escrow accounts to satisfy potential indemnity claims. Absent any indemnity claims, the final amount held in escrow will be distributed to the sellers on March 6, 2009. The shares of common stock to be issued to each selling shareholder of Greenline shall be held by the Company and were or will be released in two equal installments on December 20, 2008 and December 20, 2009, respectively. The value ascribed to the shares was discounted from the market value to reflect the non-marketability of such shares during the restriction period.

The Company has completed a preliminary allocation of the purchase price to the fair value of assets acquired and liabilities assumed at the date of acquisition. It is possible that the purchase price allocation will be adjusted upon finalization of the accounting for the acquired assets. The preliminary purchase price allocation is as follows (in thousands):

Cash	$6,406
Accounts receivable	2,139
Amortizable intangibles	8,330
Goodwill	29,853
Deferred tax assets, net	2,754
Other assets, including investment in TradeHelm	1,428
Accounts payable, accrued expenses and deferred revenue	(8,492)

Total purchase price	$42,418

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

The following unaudited pro forma consolidated financial information reflects the results of operations of the Company for the years ended December 31, 2008 and 2007, as if the acquisition of Greenline had occurred as of the beginning of the period presented, after giving effect to certain purchase accounting adjustments. These pro forma results are not necessarily indicative of what the Company’s operating results would have been had the acquisition

MARKETAXESS HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

actually taken place as of the beginning of the period presented. The pro forma financial information includes the amortization charges from acquired intangible assets, adjustments to interest income and related tax effects.

	Pro forma
	Year Ended December 31,
	2008	2007
	(In thousands, except per share amounts)

Revenues	$94,676	$98,340
Income before income taxes	$13,159	$16,264
Net income	$8,105	$9,790
Basic net income per common share	$0.23	$0.30
Diluted net income per common share	$0.22	$0.28

In November 2007, the Company acquired certain assets and assumed certain obligations of Trade West Systems, LLC (“TWS”), a Utah-based financial software and technology services provider focused on providing gateway adapters to connect order management systems and trading systems to fixed-income trading venues. The aggregate consideration for the TWS acquisition was $3.1 million, comprised of $3.0 million in cash and $0.1 million of acquisition-related costs. In addition, 64,642 shares of the Company’s common stock were issued to the seller. The shares of common stock issued have been characterized as compensation expense and, accordingly, are not included in the purchase price. Stock compensation expense totaling $1.0 million will be recognized over the vesting period. One-half of these shares vested on January 1, 2009 and the balance vest on January 1, 2010. The acquisition of TWS did not have a material impact on the Company’s Consolidated Financial Statements. The purchase price allocation is as follows (in thousands):

Account receivable and other assets	$27
Amortizable intangibles	1,060
Goodwill	2,177
Accounts payable, accrued expenses and deferred revenue	(114)

Total purchase price	$3,150

4.	Net Capital Requirements and Customer Protection Requirements

MarketAxess Corporation, a U.S. subsidiary, is a registered broker-dealer with the Securities and Exchange Commission (“SEC”) and is a member of the Financial Industry Regulatory Authority (“FINRA”). MarketAxess Corporation claims exemption from SEC Rule 15c3-3, as it does not hold customer securities or funds on account, as defined. Pursuant to the Uniform Net Capital Rule under the Securities Exchange Act of 1934, MarketAxess Corporation is required to maintain minimum net capital, as defined, equal to the greater of $5,000 or 6 2/3% of aggregate indebtedness. MarketAxess Europe Limited, a U.K. subsidiary, is registered as a Multilateral Trading Facility with the Financial Services Authority (“FSA”) in the U.K. MarketAxess Canada Limited, a Canadian subsidiary, is registered as an Alternative Trading System dealer under the Securities Act of Ontario and is a member of the Investment Industry Regulatory Organization of Canada. MarketAxess Europe Limited and MarketAxess Canada Limited are subject to certain financial resource requirements of the FSA and the Ontario

MARKETAXESS HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Securities Commission, respectively. The following table sets forth the capital requirements, as defined, that the Company’s subsidiaries were required to maintain as of December 31, 2008:

	MarketAxess	MarketAxess	MarketAxess
	Corporation	Europe Limited	Canada Limited
	(In thousands)

Net capital	$25,194	$15,965	$411
Minimum net capital required	890	2,550	254

Excess net capital	$24,304	$13,415	$157

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

5.	Securities

SFAS 157 defines fair value as “the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.” It also establishes a three-tiered fair value hierarchy that prioritizes inputs to valuation techniques used in fair value calculations. The three levels of inputs are defined as Level 1 (unadjusted quoted prices for identical assets or liabilities in active markets), Level 2 (inputs that are observable in the marketplace other than those inputs classified in Level 1) and Level 3 (inputs that are unobservable in the marketplace). The Company’s financial assets and liabilities measured at fair value on a recurring basis consist of its securities available-for-sale portfolio and one foreign currency forward contract. The following table summarizes the valuation of the Company’s assets and liabilities measured at fair value at December 31, 2008.

	Level 1	Level 2	Level 3	Total
	(In thousands)

Securities available-for-sale
Federal agency issues and municipal securities	$—	$33,177	$—	$33,177
Corporate bonds	—	2,050		2,050
Foreign currency forward position	—	264	—	264

	$—	$35,491	$—	$35,491

Securities classified within Level 2 were valued using a market approach utilizing prices and other relevant information generated by market transactions involving comparable assets. The foreign currency forward contract is classified within Level 2 as the valuation inputs are based on quoted market prices. The following table is a reconciliation of financial assets measured at fair value using significant unobservable inputs (Level 3) for the year ended December 31, 2008:

Balance as of January 1, 2008	$—
Transfers into Level 3	6,770
Redemptions	(6,770)

Balance as of December 31, 2008	$—

As of December 31, 2007, the Company had $13.1 million invested in municipal auction rate securities (“MARS”). Liquidity for these securities is typically provided by an auction process that resets the applicable interest rate at pre-determined 35-day intervals. Auctions for six securities with a par value of $11.2 million began

MARKETAXESS HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

to fail in February 2008 and, as a result, the Company had been unable to liquidate these holdings. Since February 2008, two securities have been redeemed by the issuer at an aggregate par value of $2.3 million, two securities had successful or partially successful auctions at an aggregate par value of $2.2 million. In addition, in October 2008, we entered into an agreement with the investment manager used to purchase the three remaining MARS, in which the investment manager agreed to buy them at their par value of $6.7 million. This transaction settled during the fourth quarter of 2008, after which time the Company no longer had any investments in MARS.

The following is a summary of the Company’s securities available-for-sale:

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In thousands)

As of December 31, 2008
Federal agency issues and municipal securities	$33,138	$55	$(16)	$33,177
Corporate bonds	2,054	—	(4)	2,050

Total securities available-for-sale	$35,192	$55	$(20)	$35,227

As of December 31, 2007
Federal agency issues and municipal securities	$51,512	$78	$(11)	$51,579

The following table summarizes the contractual maturities of securities available-for-sale:

	As of December 31,
	2008	2007
	(In thousands)

Less than one year	$18,702	$37,564
Due in 1 – 2 years	16,525	14,015

Total securities available-for-sale	$35,227	$51,579

Proceeds from the maturities and sales of securities available-for-sale during 2008, 2007 and 2006 were $46.3 million, $46.2 million and $91.1 million, respectively.

The fair value and continuous duration of gross unrealized losses on securities available-for-sale with unrealized losses as of December 31, 2008 and 2007 were as follows:

	Less than Twelve Months		Twelve Months or More		Total
	Estimated	Gross	Estimated	Gross	Estimated	Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(In thousands)

As of December 31, 2008
Federal agency issues and municipal securities	$5,088	$(10)	$2,134	$(6)	7,222	$(16)
Corporate bonds	—		2,050	(4)	2,050	(4)

Total securities available-for-sale	$5,088	$(10)	$4,184	$(10)	$9,272	$(20)

As of December 31, 2007
Federal agency issues and municipal securities	$—	$—	$4,540	$(11)	$4,540	$(11)

MARKETAXESS HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.	Furniture, Equipment and Leasehold Improvements

Furniture, equipment and leasehold improvements, net, are comprised of the following:

	As of December 31,
	2008	2007
	(In thousands)

Computer hardware and related software	$18,015	$16,523
Office hardware	3,574	3,317
Furniture and fixtures	1,791	1,834
Leasehold improvements	2,074	2,226
Computer hardware under capital lease	696	—
Accumulated depreciation and amortization	(22,781)	(20,969)

Total furniture, equipment and leasehold improvements, net	$3,369	$2,931

During the years ended December 31, 2008, 2007 and 2006, depreciation and amortization expense was $2.3 million, $2.9 million and $3.0 million, respectively.

7.	Software Development Costs

During the years ended December 31, 2008, 2007 and 2006, software development costs totaling $2.4 million, $3.4 million and $4.1 million, respectively, were capitalized. Non-capitalized software costs and routine maintenance costs are expensed as incurred and are included in employee compensation and benefits and professional and consulting fees on the Consolidated Statements of Operations. During the years ended December 31, 2008, 2007 and 2006, amortization expense was $3.5 million, $4.2 million and $3.7 million, respectively. Software development costs, net, are comprised of the following:

	As of December 31,
	2008	2007
	(In thousands)

Software development costs	$19,607	$17,344
Accumulated amortization	(15,086)	(11,585)

Total software development costs, net	$4,521	$5,759

8.	Goodwill and Intangible Assets

Goodwill and intangible assets principally relate to the allocation of purchase price associated with the acquisitions of Greenline and TWS. The following is a summary of changes in goodwill:

	Year Ended December 31,
	2008	2007
	(In thousands)

Balance at beginning of year	$2,361	$202
Goodwill from Greenline acquisition	29,853	—
Goodwill from TWS acquisition	18	2,159

Balance at end of year	$32,232	$2,361

MARKETAXESS HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Intangible assets that are subject to amortization, including the related accumulated amortization, are comprised of the following:

	December 31, 2008			December 31, 2007
		Accumulated	Net Carrying		Accumulated	Net Carrying
	Cost	Amortization	Amount	Cost	Amortization	Amount
	(In thousands)

Technology	$4,010	$(1,110)	$2,900	$770	$(26)	$744
Customer relationships	3,530	(604)	2,926	220	(4)	216
Non-competition agreements	1,260	(207)	1,053	—	—	—
Tradenames	590	(155)	435	70	(2)	68

Total	$9,390	$(2,076)	$7,314	$1,060	$(32)	$1,028

Amortization expense associated with identifiable intangible assets was $2.0 million and $32,000 for the years ended December 31, 2008 and 2007, respectively. During the third quarter of 2008, the Company determined that the technology, customer relationships and tradename intangible assets recognized in connection with the TWS acquisition were impaired. A charge of $0.7 million was recorded to reflect negative current period operating results and reduced revenue expectations for connectivity solutions principally delivered to broker-dealers. Estimated total amortization expense is $1.6 million for 2009, $1.5 million for 2010 and 2011, $1.4 million for 2012 and $0.5 million for 2013.

9.	Income Taxes

The provision for income taxes consists of the following:

	Year Ended December 31,
	2008	2007	2006
	(In thousands)

Current:
Federal	$124	$—	$—
State and local	29	81	(75)
Foreign	253	212	89

Total current provision	406	293	14

Deferred:
Federal	1,883	3,596	1,745
State and local	1,076	1,825	1,138
Foreign	1,570	1,217	286

Total deferred provision	4,529	6,638	3,169

Provision for income taxes	$4,935	$6,931	$3,183

Pre-tax income from U.S. operations was $6.7 million, $13.0 million and $7.5 million for the years ended December 31, 2008, 2007 and 2006, respectively. Pre-tax income from foreign operations was $6.1 million, $4.3 million and $1.1 million for the years ended December 31, 2008, 2007 and 2006, respectively.

MARKETAXESS HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The difference between the Company’s reported provision for income taxes and the amount computed by multiplying pre-tax income taxes by the U.S. federal statutory rate of 35% is as follows:

	Year Ended December 31,
	2008	2007	2006
	(In thousands)

U.S. federal tax at statutory rate	$4,492	$6,037	$3,011
State and local taxes — net of federal benefit	685	1,212	671
Stock compensation	350	191	457
Change in rate for deferred tax assets	(19)	537	255
Change in valuation allowance	(55)	—	(450)
Tax-exempt interest income	(655)	(909)	(755)
Tax credits	50	(533)	(498)
Other, net	87	396	492

Provision for income taxes	$4,935	$6,931	$3,183

During 2007 and 2006 the Company reduced the income tax rate used for recording the deferred tax assets, resulting in a decrease in the deferred tax assets and an increase in tax expense of $0.5 million and $0.3 million, respectively. The following is a summary of the Company’s net deferred tax assets:

	Year Ended December 31,
	2008	2007
	(In thousands)

Deferred tax assets
U.S net operating loss carryforwards	$28,871	$28,130
Foreign net operating loss carryforwards	811	2,330
Depreciation	956	1,065
Stock compensation expense	4,490	3,282
Restructuring charges	767	877
Tax credits	3,253	3,236
Other	2,058	1,341

Total deferred tax assets	41,206	40,261
Valuation allowance	(567)	(623)

Net deferred tax assets	40,639	39,638
Deferred tax liabilities
Capitalized software development costs	(1,925)	(2,431)
Intangible assets	(3,048)	—

Deferred tax assets, net	$35,666	$37,207

As of December 31, 2008, the Company has deferred tax assets associated with stock-based compensation of approximately $4.5 million. There is a risk that the ultimate tax benefit realized upon the exercise of stock options or vesting of restricted stock could be less than the tax benefit previously recognized and in a manner sufficient to exhaust the additional-paid-in-capital pool determined under SFAS 123R. If this should occur, any excess tax benefit previously recognized would be reversed, resulting in an increase in tax expense. Since the tax benefit to be realized in the future is unknown, it is not currently possible to estimate the impact on the deferred tax balance. As of December 31, 2008, the additional paid-in-capital pool is approximately $3.2 million.

MARKETAXESS HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A summary of the Company’s net operating loss and tax credit carryforwards and their expiration dates is as follows:

	Tax Operating
Year of expiration	Losses	Tax Credits
	(In thousands)

U.S. carryforwards:
2012 to 2018	$—	$193
2019	570	92
2020	2,012	3
2021	23,195	—
2022	15,671	122
2023 to 2027	61,802	1,597

Total U.S. carryforwards	103,250	2,007
Credits with no expiration date		400
Foreign carryforwards	1,835	846

Total	$105,085	$3,253

The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which the temporary differences become deductible. If it is not more likely than not that some portion or all of the gross deferred income tax assets will be realized in future years, a valuation allowance is recorded.

In 2000 and 2001, MarketAxess Holdings Inc. and MarketAxess Corporation had an ownership change within the meaning of Section 382 of the Internal Revenue Code. Net operating loss carryforwards relating to the ownership change are $37.6 million as of December 31, 2008. However, only $5.2 million is deemed utilizable and recognized in the net operating loss carryforward figure. The Company and Greenline experienced ownership changes within the meaning of Section 382 of the Internal Revenue Code in 2007 and 2008, respectively. The Company does not believe that these ownership changes significantly impacts the ability to utilize existing or acquired net operating loss carryforwards. In addition, the Company’s net operating loss and tax credit carryforwards may be subject to additional annual limitations if there is a 50% or greater change in the Company’s ownership, as determined over a rolling three-year period.

During the year ended December 31, 2006, the Company reduced the valuation allowance by $0.5 million based on management’s current assessment of the factors impacting the valuation allowance previously recorded. Such factors included management’s expectation of continuing future profitable operations and judgment concerning future utilization of certain net operating losses that are subject to Section 382 limitations prior to their expiration. In accordance with FIN 48, certain deferred tax assets aggregating $14.1 million were no longer recognized and the related valuation allowance was reversed effective January 1, 2007. As of December 31, 2008, the valuation allowance relates to certain tax credits and foreign tax loss carryforwards that are not expected to be realized. A summary of the changes in the valuation allowance follows:

	Year Ended December 31,
	2008	2007	2006
	(In thousands)

Valuation allowance at beginning of year	$623	$14,768	$15,218
Increase (decrease) to valuation allowance attributable to:
Net operating losses	156	(14,105)	(330)
Temporary differences	(212)	(40)	97
Tax credits	—	—	(217)

Valuation allowance at end of year	$567	$623	$14,768

MARKETAXESS HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company or one of its subsidiaries files U.S. federal, state and foreign income tax returns. All U.S. federal, state and U.K. income tax returns have not been subject to audit, with the exception of New York city and state (through 2003) and Connecticut state (through 2003) tax returns. The Company’s New York state franchise tax returns for 2004 through 2006 are currently under examination. The Company cannot estimate when the examination will conclude. An examination of the New York state income tax returns for 2000 through 2003 concluded in 2008 resulting in a net payment by the Company of $0.1 million. During 2007, an examination of the New York City tax returns for 2001 to 2003 concluded with no adjustments. In addition, an examination of the Company’s Connecticut income tax returns for 2003 and 2004 concluded in 2007 resulting in a payment of taxes and interest aggregating $0.1 million.

As a result of the implementation of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109,” (“FIN 48”) effective January 1, 2007, the Company recognized an increase in deferred tax assets of $3.0 million related to previously unrecognized tax benefits, which was accounted for as an increase to additional paid-in capital of $0.3 million and an increase in accrued expenses of $2.7 million. If recognized, this entire amount would impact the effective tax rate. A reconciliation of the unrecognized tax benefits is as follows (in thousands):

	Year Ended December 31,
	2008	2007
	(In thousands)

Balance at beginning of year	$2,685	$2,685
Additions for tax positions of prior years	—	88
Reductions of tax positions of prior years	—	(7)
Settlements	—	(81)

Balance at end of year	$2,685	$2,685

The Company recognizes interest and penalties related to unrecognized tax benefits in general and administrative expenses in the Consolidated Statements of Operations. As of the adoption date of FIN 48, accrued interest and penalties associated with any unrecognized tax benefits were zero. Interest expense recognized for the years ended December 31, 2008 and 2007 was zero and $30,000, respectively.

10.	Related Parties

The Company generates commissions, technology products and services revenues, information and user access fees, investment income and other income and related accounts receivable balances from Stockholder Broker-Dealer Clients or their affiliates. In addition, a Stockholder Broker-Dealer Client acts in an investment advisory, custodial and cash management capacity for the Company. The Company incurs investment advisory and bank fees in connection with this arrangement. The Company also maintained an account with a Stockholder Broker-Dealer Client in connection with its share repurchase program. As of the dates and for the periods indicated below, the Company had the following balances and transactions with the Stockholder Broker-Dealer Clients or their affiliates:

	As of December 31,
	2008	2007
	(In thousands)

Cash and cash equivalents	$106,649	$71,598
Securities and cash provided as collateral	3,816	3,955
Accounts receivable	1,930	6,290
Accounts payable	11	177

MARKETAXESS HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended December 31,
	2008	2007	2006
	(In thousands)

Commissions	$12,466	$31,442	$35,626
Technology products and services	33	—	—
Information and user access fees	276	798	1,177
Investment income	1,165	2,062	1,007
Other income	169	452	510
General and administrative	57	207	64

As of December 31, 2008 and 2007, the Company had loans and interest receivable due from the Chief Executive Officer of $1.0 million and $1.2 million, respectively, which are described in more detail in Footnote 11, “Stockholders’ Equity.” The accrued interest on the loans is recorded in accounts receivable and the principal amount is recorded as a receivable for common stock subscribed in stockholders’ equity on the Consolidated Statements of Financial Condition. During 2008 and 2007, principal and interest payments aggregating $0.3 million and $0.3 million, respectively, were received.

11.	Stockholders’ Equity

Common Stock

As of December 31, 2008 and 2007, the Company had 110,000,000 authorized shares of common stock and 10,000,000 authorized shares of non-voting common stock. Common stock entitles the holder to one vote per share of common stock held. Non-voting common stock is convertible on a one-for-one basis into shares of voting common stock at any time subject to a limitation on conversion to the extent such conversion would result in a stockholder, together with its affiliates, owning more than 9.99% of the outstanding shares of common stock. During 2007 and 2006, a total of 539,725 shares and 1,275,951 shares, respectively, of non-voting common stock were converted to voting common stock.

In October 2006, the Board of Directors of the Company authorized a share repurchase program for up to $40.0 million of common stock. Shares repurchased under the program are held in treasury for future use. During 2008, 2007 and 2006, a total of 221,406 shares, 2,452,214 shares and 190,500 shares were repurchased at a cost of $2.8 million, $34.6 million and $2.7 million, respectively. The share repurchase program was completed in January 2008. A total of 2,864,120 shares were repurchased at an aggregate cost of $40.0 million over the life of the repurchase program.

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

MARKETAXESS HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

commissions from the six participating Warrant Holders, calculated on a quarterly basis. The final share allocations under the warrant program occurred on March 1, 2004. Shares allocated under the warrant program were expensed on a quarterly basis at fair market value in accordance with SFAS 123.

During the year ended December 31, 2006, two Stockholder Broker-Dealer Clients converted 1,295,004 warrants into 1,294,849 shares of common stock through non-cash exercises. During the year ended December 31, 2007, two Stockholder Broker-Dealer Clients converted 2,379,200 warrants into 2,378,764 shares of common stock through non-cash exercises. There are no warrants outstanding as of December 31, 2008. The exercise of warrants during 2007 and prior years resulted in an unrecognized deferred tax asset of $18.3 million that will be recorded as an increase to additional paid-in-capital once the tax benefit serves to reduce taxes payable in future years.

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

The Purchasers have the right to nominate one director to the Board of Directors of the Company if they beneficially own at least 1,750,000 shares of common stock. The Purchasers also have registration rights that require the Company, within six months after the closing date, to file a registration statement with the SEC to register the resale of the shares of common stock issuable upon conversion of the Series B Preferred Stock and upon exercise of the Warrants (collectively, the “Registrable Shares”), and to cause such registration statement to become effective under the Securities Act of 1933, as amended, no later than 12 months after the closing. On January 22, 2009, a registration statement on Form S-3 registered the resale of the Registrable Shares was declared effective by the SEC. The Company has also agreed to provide the Purchasers with piggyback registration rights on certain public offerings of securities by the Company.

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

MARKETAXESS HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The Series B Preferred Stock does not contain an unconditional obligation requiring the Company to redeem the shares at a specified date or upon the occurrence of an event certain. While liability classification does not apply, there are certain liquidation scenarios not solely within the Company’s control. Therefore, the portion of the net proceeds attributable to the Series B Preferred Stock is not classified as permanent equity. The Series B Preferred Stock is not being accreted to its redemption value since the occurrence of a redemption event is not considered probable.

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

The Company has three stock incentive plans which provide for the grant of stock options, stock appreciation rights, restricted stock, performance shares, performance units, or other stock-based awards as incentives and rewards to encourage employees, consultants and non-employee directors to participate in the long-term success of the Company. On June 7, 2006, stockholder approval was obtained for an amendment and restatement of the 2004 Stock Incentive Plan to, among other things, increase the number of shares authorized for issuance under the plan from 3,084,802 to 9,754,802 shares. As of December 31, 2008, there were 5,661,605 shares available for grant under the stock incentive plans.

MARKETAXESS HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Total stock-based compensation expense was as follows:

	Year Ended December 31,
	2008	2007	2006
	(In thousands)

Employee:
Stock options	$2,832	$3,045	$3,737
Restricted stock	3,757	2,103	2,140

	6,589	5,148	5,877

Non-employee directors and consultants:
Stock options	139	153	277
Restricted stock	333	333	278

	472	486	555

Total stock-based compensation	$7,061	$5,634	$6,432

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

The fair value of each option award is estimated on the date of grant using the Black-Scholes closed-form model. The Company believes that the use of the Black-Scholes model meets the fair value measurement objectives of SFAS 123R and reflects all substantive characteristics of the instruments being valued. The determination of fair value of share-based payment awards on the date of grant using an option-pricing model is affected by the Company’s stock price as well as assumptions regarding a number of highly complex and subjective variables, including the expected stock price volatility over the term of the awards, the risk-free interest rate and the expected term. Expected volatilities are based on historical volatility of the Company’s stock and a peer group. The risk-free interest rate is based on U.S. Treasury securities with a maturity value approximating the expected term of the option. The expected term represents the period of time that options granted are expected to be outstanding based on actual and projected employee stock option exercise behavior.

The following table represents the assumptions used for the Black-Scholes option-pricing model to determine the per share weighted-average fair value for options granted for the years ended December 31, 2008, 2007 and 2006:

	2008	2007	2006

Weighted-average expected life (years)	6.1	5.0	4.6
Weighted-average risk-free interest rate	3.1%	4.7%	4.7%
Weighted-average expected volatility	37.6%	44.6%	41.8%
Weighted-average fair value per option granted	$4.51	$6.02	$4.45

MARKETAXESS HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table reports stock option activity during the three years ended December 31, 2008 and the intrinsic value as of December 31, 2008:

			Remaining
	Number of	Weighted-Average	Contractual
	Shares	Exercise Price	Term	Intrinsic Value
				(In thousands)

Outstanding at December 31, 2005	5,168,807	$7.56
Granted	2,297,150	$10.87
Canceled	(983,981)	$10.98
Exercised	(768,116)	$4.94

Outstanding at December 31, 2006	5,713,860	$8.65
Granted	638,500	$13.26
Canceled	(550,947)	$11.55
Exercised	(774,521)	$7.76

Outstanding at December 31, 2007	5,026,892	$9.05
Granted	851,620	$10.77
Canceled	(516,408)	$11.60
Exercised	(74,929)	$2.93		$303

Outstanding at December 31, 2008	5,287,175	$9.17	6.3	$8,809

Exercisable at December 31, 2008	3,880,811	$8.47	5.5	$8,809

The intrinsic value is the amount by which the closing price of the Company’s common stock on December 31, 2008 of $8.16 or the price on the day of exercise exceeds the exercise price of the stock options multiplied by the number of shares. As of December 31, 2008, there was $5.3 million of total unrecognized compensation cost related to non-vested stock options. That cost is expected to be recognized over a weighted-average period of 1.4 years.

Restricted Stock

Shares of restricted stock generally vest over a period of three years. Certain grants vest after five years. Had certain performance criteria been met by the Company there were provisions that allowed for accelerated vesting over a shorter term. However, the performance criteria were not met. Compensation expense is measured at the grant date and recognized ratably over the vesting period. The Company considers the likelihood of meeting the performance criteria in determining the amount to expense on a periodic basis.

MARKETAXESS HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table reports restricted stock activity during the three years ended December 31, 2008:

		Weighted-
		Average
	Number of	Grant Date Fair
	Restricted Shares	Value

Outstanding at December 31, 2005	189,000	$14.86
Granted	869,000
Canceled	(102,497)
Vested	(74,909)

Outstanding at December 31, 2006	880,594	$12.29
Granted	96,642
Canceled	(54,498)
Vested	(215,735)

Outstanding at December 31, 2007	707,003	$12.69
Granted	151,915
Canceled	(6,967)
Vested	(203,957)

Outstanding at December 31, 2008	647,994	$12.14

As of December 31, 2008, there was $5.3 million of total unrecognized compensation expense related to non-vested restricted stock. That cost is expected to be recognized over a weighted-average period of 1.5 years.

Performance Shares

During 2008, the Company granted performance share awards to certain senior managers with a cumulative target pay-out of 177,680 shares of common stock. The fair value of these awards on the grant date was $10.93 per share. Each performance share award would vest or be forfeited based on the level of achievement by the Company of pre-tax operating income on a per share basis before performance share and cash bonus expense for the 2008 calendar year performance period. For each performance share earned, a participant would be awarded an equal number of shares of restricted stock. Any restricted stock awarded to a participant would vest and cease to be restricted stock in equal 50% installments on each of the second and third anniversaries of the date of grant of the applicable performance share award. The Company failed to meet the pre-tax operating income per share target for 2008 and, accordingly, all of the performance share awards were forfeited.

MARKETAXESS HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

13.	Commitments and Contingencies

The Company leases office space and equipment under non-cancelable lease agreements expiring at various dates through 2019. Office space leases are subject to escalation based on certain costs incurred by the landlord. Minimum rental commitments under such operating and capital leases, net of sublease income, are as follows:

Year Ending December 31,	Operating Leases	Capital Lease
	(In thousands)

2009	$2,270	$168
2010	1,099	168
2011	676	168
2012	620	168
2013	627	152
2014 and thereafter	2,215	—

Minimum lease payments	7,507	824
Less amount representing interest	—	155

	$7,507	$669

The rental expense for the years ended December 31, 2008, 2007 and 2006 was $2.4 million, $2.2 million and $2.5 million, respectively, which is included in occupancy expense in the Consolidated Statements of Operations. Rental expense has been recorded based on the total minimum lease payments after giving effect to rent abatement and concessions, which are being amortized on a straight-line basis over the life of the lease, and sublease income.

The Company has entered into a sublease agreement on one of its leased properties through the April 2011 lease termination date. A loss on the sublease was recorded in 2001. The sublease loss accrual at December 31, 2008 and 2007 was $0.5 million and $0.7 million, respectively. In May 2008, the Company assigned the lease agreement on another leased property to a third party. The Company is contingently liable should the assignee default on future lease obligations through the November 2016 lease termination date. The aggregate amount of future lease obligations under these two arrangements is $5.0 million as of December 31, 2008.

The Company is contingently obligated for standby letters of credit that were issued to landlords for office space. The Company uses a U.S. government obligation as collateral for these standby letters of credit. This collateral is included with securities and cash provided as collateral in the Consolidated Statements of Financial Condition and had a fair market value as of December 31, 2008 and 2007 of $3.3 million.

MarketAxess Corporation operates an anonymous matching service for its broker-dealer clients and during 2008 extended its trading counterparty role to include the execution of certain bond transactions between and among institutional investor and broker-dealer clients. MarketAxess Corporation executes all such trades on a riskless principal basis, which are cleared and settled by an independent clearing broker. Under a securities clearing agreement with the independent third party, MarketAxess Corporation maintains a collateral deposit with the clearing broker in the form of cash or U.S. government securities. As of December 31, 2008 and 2007, the collateral deposit included in securities and cash provided as collateral in the Consolidated Statements of Financial Condition was $0.5 million. MarketAxess Corporation is exposed to credit risk in the event a counterparty does not fulfill its obligation to complete a transaction. Pursuant to the terms of the securities clearing agreement between MarketAxess Corporation and the independent clearing broker, the clearing broker has the right to charge MarketAxess Corporation for losses resulting from a counterparty’s failure to fulfill its contractual obligations. The losses are not capped at a maximum amount and apply to all trades executed through the clearing broker. At December 31, 2008, MarketAxess Corporation had not recorded any liabilities with regard to this right.

In the normal course of business, the Company enters into contracts that contain a variety of representations, warranties and general indemnifications. The Company’s maximum exposure under these arrangements is

MARKETAXESS HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

unknown, as this would involve future claims that may be made against the Company that have not yet occurred. However, based on experience, the Company expects the risk of loss to be remote.

In January 2007, a former employee commenced separate arbitration proceedings against MarketAxess Corporation before FINRA arising out of the expiration of certain vested and unvested stock options and unvested restricted shares issued to him. The former employee subsequently filed a separate statement of claim against MarketAxess Holdings Inc. based on the same statement of claim he had filed against MarketAxess Corporation and the former employee’s claims were consolidated by FINRA in a single proceeding. A hearing of the claims brought by the former employee was held in June 2008 and, by an award served on the parties on June 20, 2008, the FINRA arbitration panel denied the claims, totaling approximately $3.6 million, in their entirety. The period to file a motion to vacate the award expired in September 2008 without a filing by the former employee.

In January 2007, another former employee of MarketAxess Corporation commenced an arbitration proceeding before FINRA arising out of the May 2006 termination of such individual’s employment with MarketAxess Corporation. This individual subsequently amended his statement of claim to add the Company as a party to the arbitration proceeding. FINRA consolidated all of the former employee’s claims into a single proceeding.

The former employee alleges that the Company acted wrongfully as a result of, and in connection with, the decision by the Compensation Committee of the Company’s Board of Directors not to accede to the employee’s demand for alteration of the terms of certain stock option and restricted stock agreements in order to award the employee additional rights and benefits upon the termination of his employment, i.e., accelerated vesting of all of his then unvested options and shares of restricted stock and waiver of the 90-day time period within which he was contractually required to exercise his vested options. This former employee further alleges that he is entitled to a bonus for the approximately five months that he worked for MarketAxess Corporation during 2006. The alleged damages sought by the claimant total approximately $0.9 million, plus statutory interest, and an unstated amount of punitive damages, costs and expenses.

The FINRA hearing, which had been scheduled for early February 2009, has been postponed until a new hearing can be rescheduled. The Company believes that these claims are wholly without merit and has vigorously defended against them. Based on currently available information, the Company believes that the likelihood of a material loss is not probable. Accordingly, no amount has been provided in the accompanying financial statements. However, arbitration is subject to inherent uncertainties and unfavorable rulings could occur.

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

MARKETAXESS HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

15.	Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per common share:

	Year Ended December 31,
	2008	2007	2006
	(In thousands, except share and per share amounts)

Basic EPS
Net income	$7,899	$10,320	$5,421
Amount allocable to common shareholders	94.3%	100.0%	100.0%

Net income applicable to common stock	$7,449	$10,320	$5,421
Common stock — voting	30,245,269	29,572,451	26,764,640
Common stock — non-voting	2,585,654	2,720,585	3,798,797

Basic weighted average shares outstanding	32,830,923	32,293,036	30,563,437

Basic earnings per share	$0.23	$0.32	$0.18

Diluted EPS
Net income	$7,899	$10,320	$5,421
Basic weighted average shares outstanding	32,830,923	32,293,036	30,563,437
Effect of dilutive shares:
Series B Preferred Stock	1,983,334	—	—
Warrants	—	579,732	3,026,800
Stock options and restricted stock	923,122	1,580,427	1,487,111

Diluted weighted average shares outstanding	35,737,379	34,453,195	35,077,348

Diluted earnings per share	$0.22	$0.30	$0.15

Stock options, restricted stock and warrants totaling 4,718,939 shares, 719,921 shares and 2,231,578 shares for the years ended December 31, 2008, 2007 and 2006, respectively, were excluded from the computation of diluted earnings per share because their effect would have been antidilutive.

16.	Accounting for Foreign Currency Forward Contracts and Hedging Activities

The Company enters into foreign currency forward contracts with a non-controlling stockholder to hedge its exposure to variability in foreign currency cash flows resulting from the net investment in its U.K. subsidiary. The Company assesses each foreign currency forward contract to ensure that it is highly effective at reducing the exposure being hedged. The Company designates each foreign currency forward contract as a hedge, assesses the risk management objective and strategy, including identification of the hedging instrument, the hedged item and the risk exposure and how effectiveness is to be assessed prospectively and retrospectively. These hedges are for a one-month or three-month period and are used to limit exposure to foreign currency exchange rate fluctuations. Gains or losses on foreign currency forward contracts designated as hedges are included in accumulated other comprehensive loss on the Consolidated Statements of Financial Condition. A summary of the foreign currency forward contract is as follows:

	Year Ended December 31,
	2008	2007	2006
	(In thousands)

Notional value	$20,041	$21,801	$17,419
Fair value of notional	19,777	21,890	17,381

MARKETAXESS HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

17.	Retirement Savings Plan

The Company, through its U.S. and U.K. subsidiaries, offers its employees the opportunity to invest in defined contribution plans. For the years ending December 31, 2008, 2007 and 2006, the Company contributed $0.4 million, $0.6 million and $0.3 million, respectively, to the plans.

18.	Customer Concentration

During the years ended December 31, 2008, 2007 and 2006, no single client accounted for more than 10% of total revenue.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures.  Our management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our “disclosure controls and procedures,” as that term is defined in Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of December 31, 2008. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective to ensure that information required to be disclosed by MarketAxess in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and to ensure that information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

(b) Management’s Annual Report on Internal Control Over Financial Reporting.  See Item 8 of this Annual Report on Form 10-K.

(c) Attestation Report of the Independent Registered Public Accounting Firm.  See Report of Independent Registered Public Accounting Firm included in Item 8 of this Annual Report on Form 10-K.

(d) Changes in Internal Control Over Financial Reporting.  There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2008 identified in connection with the evaluation thereof by our management, including the Chief Executive Officer and Chief Financial Officer, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

The information required by this item is incorporated herein by reference to the sections entitled “Proposal 1 — Election of Directors,” “Corporate Governance and Board Matters,” “Executive Officers” and “Other Matters — Section 16(a) beneficial ownership reporting compliance” in the Company’s definitive Proxy Statement (the “Proxy Statement”) for the Annual Meeting of Stockholders to be held in the second quarter of 2009. The Company intends to file the Proxy Statement within 120 days after the end of its fiscal year (i.e., on or before April 30, 2009). The Company’s Code of Conduct applicable to directors and all employees, including senior financial officers, is available on the Company’s website at www.marketaxess.com. If the Company makes any amendments to its Code of Conduct that is required to be disclosed pursuant to the Exchange Act, the Company will make such disclosures on its website.

Item 11.	Executive Compensation.

The information required by this item is incorporated herein by reference to the sections entitled “Compensation Discussion and Analysis,” “Report of the Compensation Committee of the Board of Directors,” “Executive Compensation” and “Corporate Governance and Board Matters — Directors Compensation” in the Company’s Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item with respect to the security ownership of certain beneficial owners and management is incorporated herein by reference to the section entitled “Security Ownership of Certain Beneficial Owners and Management” in the Company’s Proxy Statement.

Equity Compensation Plan Information

The following table provides certain information regarding common stock authorized for issuance under the Company’s equity compensation plans as of December 31, 2008.

			Number of Securities
			Remaining Available for
	Number of Securities		Future Issuance under
	to be Issued upon	Weighted-Average	Equity Compensation
	Exercise of	Exercise Price of	Plans (Excluding
	Outstanding Options,	Outstanding Options,	Securities Reflected
	Warrants and Rights	Warrants and Rights	in Column (a))
Plan Category	(a)	(b)	(c)

Equity compensation plans approved by stockholders(1)	4,398,286	$10.47	5,661,605
Equity compensation plans not approved by stockholders(2)	888,889	$2.70	—

Total	5,287,175	$9.05	5,661,605

(1)	These plans consist of the Company’s 2004 Stock Incentive Plan (Amended and Restated Effective April 28, 2006), 2001 Stock Incentive Plan and 2000 Stock Incentive Plan.

(2)	Represents the grant of a stock option made in February 2003 to a senior officer. This option is now fully vested.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

The information required by this item is incorporated herein by reference to the section entitled “Certain Relationships and Related Party Transactions” in the Company’s Proxy Statement.

Item 14.	Principal Accounting Fees and Services.

The information required by this item is incorporated herein by reference to the section entitled “Proposal 2 — Ratification of Selection of Independent Registered Public Accounting Firm — Audit and other fees” in the Company’s Proxy Statement.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

(a) Financial Statements and Schedules

The financial statements are set forth under Item 8 of this Annual Report on Form 10-K. Financial statement schedules have been omitted since they are either not required, not applicable, or the information is otherwise included.

(b) Exhibit Listing

Number		Description

3.1		Intentionally omitted
3	.2*	Amended and Restated Certificate of Incorporation
3.3		Intentionally omitted
3	.4*	Amended and Restated Bylaws
3.5		Form of Certificate of Designation of Series A Preferred Stock of MarketAxess Holdings Inc. (incorporated by reference to Exhibit 3.1 to the registrant’s Registration Statement on Form 8-A dated June 3, 2008)
3.6		Form of Certificate of Designation of Series B Preferred Stock of MarketAxess Holdings Inc. (incorporated by reference to Exhibit 3.2 to the registrant’s Current Report on Form 8-K dated June 2, 2008)
4	.1*	Specimen Common Stock certificate
4	.2*	Sixth Amended and Restated Registration Rights Agreement
4	.3*	Intentionally omitted
4	.4*	See Exhibits 3.2 and 3.4 for provisions defining the rights of holders of common stock and non-voting common stock of the registrant
4.5		Investor Rights Agreement by and among MarketAxess Holdings Inc., a Delaware corporation, TCV VI, L.P., a Delaware limited partnership, and TCV Member Fund, L.P., a Delaware limited partnership, dated June 2, 2008 (incorporated by reference to Exhibit 4.1 to the registrant’s Current Report on Form 8-K dated June 2, 2008)
4.6		Form of Warrant issued by MarketAxess Holdings Inc. (incorporated by reference to Exhibit 4.2 to the registrant’s Current Report on Form 8-K dated June 2, 2008)
4.7		Stockholders Rights Agreement, dated as of June 2, 2008 by and between MarketAxess Holdings Inc. and American Stock Transfer & Trust Company, LLC, as Rights Agent (incorporated by reference to Exhibit 4.1 to the registrant’s Registration Statement on Form 8-A dated June 3, 2008)
10	.1(a)	Employment Agreement, dated as of May 3, 2004, by and between MarketAxess Holdings Inc. and Richard M. McVey# (incorporated by reference to Exhibit 10.1 to the registrant’s Registration Statement on Form S-1, as amended (Registration No. 333-112718)
10	.1(b)**	Amendment to Employment Agreement, dated as of December 19, 2008, by and between MarketAxess Holdings Inc. and Richard M. McVey#
10	.2(a)*	Restricted Stock Purchase Agreement, dated as of June 11, 2001, by and between MarketAxess Holdings Inc. and Richard M. McVey#
10	.2(b)*	Full Recourse Secured Promissory Note, dated June 11, 2001, by Richard M. McVey in favor of MarketAxess Holdings Inc.#
10	.2(c)*	Non-Recourse Secured Promissory Note, dated June 11, 2001, by Richard M. McVey in favor of MarketAxess Holdings Inc.#
10	.2(d)*	Stock Pledge Agreement, dated as of June 11, 2001, by and between MarketAxess Holdings Inc. and Richard M. McVey#
10	.2(e)*	Restricted Stock Purchase Agreement, dated as of July 1, 2001, by and between MarketAxess Holdings Inc. and Richard M. McVey#
10	.2(f)*	Full Recourse Secured Promissory Note, dated July 1, 2001, by Richard M. McVey in favor of MarketAxess Holdings Inc.#

Number		Description

10	.2(g)*	Non-Recourse Secured Promissory Note, dated July 1, 2001, by Richard M. McVey in favor of MarketAxess Holdings Inc.#
10	.2(h)*	Stock Pledge Agreement, dated as of July 1, 2001, by and between MarketAxess Holdings Inc. and Richard M. McVey#
10	.3*	Stock Option Agreement, dated February 7, 2003, by and between MarketAxess Holdings Inc. and Richard M. McVey#
10.4		Intentionally omitted
10.5		Intentionally omitted
10	.6*	MarketAxess Holdings Inc. Amended and Restated 2000 Stock Incentive Plan#
10	.7*	MarketAxess Holdings Inc. Amended and Restated 2001 Stock Incentive Plan#
10	.8*	Amendment No. 1 to the MarketAxess Holdings Inc. Amended and Restated 2001 Stock Incentive Plan#
10	.9*	Amendment to the MarketAxess Holdings Inc. 2001 and 2000 Stock Incentive Plans#
10	.10(a)	MarketAxess Holdings Inc. 2004 Stock Incentive Plan (amended and restated effective April 28, 2006)# (incorporated by reference to Appendix A to the registrant’s Proxy Statement for its Annual Meeting for Stockholders held on June 7, 2006, filed on May 1, 2006)
10	.10(b)	Form of Incentive Stock Option Agreement pursuant to the MarketAxess Holdings Inc. 2004 Stock Incentive Plan (amended and restated effective April 28, 2006)# (incorporated by reference to Appendix B to the registrant’s Proxy Statement for its Annual Meeting of Stockholders held on June 7, 2006, filed on May 1, 2006)
10	.10(c)	Form of Non Qualified Stock Option Agreement pursuant to the MarketAxess Holdings Inc. 2004 Stock Incentive Plan (amended and restated effective April 28, 2006)# (incorporated by reference to Appendix C to the registrant’s Proxy Statement for its Annual Meeting of Stockholders held on June 7, 2006, filed on May 1, 2006)
10	.11*	MarketAxess Holdings Inc. 2004 Annual Performance Incentive Plan#
10	.12*	Form of Indemnification Agreement
10.13		Restricted Stock Agreement Pursuant to MarketAxess Holdings Inc. 2004 Stock Incentive Plan, dated as of January 31, 2006, by and between MarketAxess Holdings Inc. and Richard M. McVey# (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K dated March 30, 2006)
10	.14(a)	Offer Letter dated August 21, 2006 between MarketAxess Holdings Inc. and T. Kelley Millet# (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K dated September 12, 2006)
10	.14(b)**	Amendment to Employment Agreement, dated as of December 23, 2008, by and between MarketAxess Holdings Inc. and T. Kelley Millet#
10.15		Stock Option Agreement dated September 13, 2006 between MarketAxess Holdings Inc. and T. Kelley Millet# (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K dated September 13, 2006)
10.16		Restricted Stock Agreement dated September 13, 2006 between MarketAxess Holdings Inc. and T. Kelley Millet# (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K dated September 13, 2006)
10.17		Form of Performance Share Award Agreement for Messrs. McVey and Millet pursuant to the MarketAxess Holdings Inc. 2004 Stock Incentive Plan (as amended and restated effective April 28, 2006)# (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K dated January 15, 2008)
10.18		Form of Performance Share Award Agreement for Employees other than Messrs. McVey and Millet pursuant to the MarketAxess Holdings Inc. 2004 Stock Incentive Plan (as amended and restated effective April 28, 2006)# (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K dated January 15, 2008)
10.19		Form of Restricted Stock Agreement for Employees other than Messrs. McVey and Millet pursuant to the MarketAxess Holdings Inc. 2004 Stock Incentive Plan (as amended and restated effective April 28, 2006)# (incorporated by reference to Exhibit 10.3 to the registrant’s Current Report on Form 8-K dated January 15, 2008)

Number		Description

10.20		Form of Incentive Stock Option Agreement for Employees other than Messrs. McVey and Millet pursuant to the MarketAxess Holdings Inc. 2004 Stock Incentive Plan (as amended and restated effective April 28, 2006)# (incorporated by reference to Exhibit 10.4 to the registrant’s Current Report on Form 8-K dated January 15, 2008)
10.21		Form of Incentive Stock Option Agreement for Mr. McVey pursuant to the MarketAxess Holdings Inc. 2004 Stock Incentive Plan (as amended and restated effective April 28, 2006)# (incorporated by reference to Exhibit 10.5 to the registrant’s Current Report on Form 8-K dated January 15, 2008)
10.22		Form of Incentive Stock Option Agreement for Mr. Millet pursuant to the MarketAxess Holdings Inc. 2004 Stock Incentive Plan (as amended and restated effective April 28, 2006)# (incorporated by reference to Exhibit 10.6 to the registrant’s Current Report on Form 8-K dated January 15, 2008)
10.23		Stock Purchase and Investment Agreement, dated as of March 5, 2008, by and among MarketAxess Technologies Inc., Greenline Financial Technologies, Inc., the Sellers party thereto and the Sellers’ Representative party thereto (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K dated March 5, 2008)
10.24		Form of MarketAxess Holdings Inc. Restricted Stock Agreement, dated as of March 5, 2008, by and between MarketAxess Holdings Inc. and each of the Sellers party to the Stock Purchase and Investment Agreement listed as Exhibit 10.23 above (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K dated March 5, 2008)
10.25		Escrow Agreement, dated as of March 5, 2008, by and among MarketAxess Technologies Inc., the Sellers’ Representative and JPMorgan Chase Bank, National Association, as escrow agent (incorporated by reference to Exhibit 10.3 to the registrant’s Current Report on Form 8-K dated March 5, 2008)
10.26		Securities Purchase Agreement by and among MarketAxess Holdings Inc., a Delaware corporation, TCV VI, L.P., a Delaware limited partnership, and TCV Member Fund, L.P., a Delaware limited partnership, dated June 2, 2008 (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K dated June 2, 2008)
10.27		Form of Restricted Stock Agreement for Messrs. McVey and Millet pursuant to the MarketAxess Holdings Inc. 2004 Stock Incentive Plan (Amended and Restated effective April 28, 2006)# (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K dated January 23, 2008)
10	.28(a)**	MarketAxess Severance Pay Plan, effective August 1, 2006#
10	.28(b)**	Amendment No. 1 to MarketAxess Severance Pay Plan, dated as of December 17, 2008#
21	.1**	Subsidiaries of the Registrant
23	.1**	Consent of PricewaterhouseCoopers LLP
31	.1**	Certification by Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31	.2**	Certification by Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	.1**	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32	.2**	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Incorporated by reference to the identically-numbered exhibit to the registrant’s Registration Statement on Form S-1, as amended (Registration No. 333-112718).

**	Filed herewith.

#	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MARKETAXESS HOLDINGS INC.

By:	/s/ Richard M. McVey
Richard M. McVey
Chief Executive Officer

Date: March 3, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Date	Title(s)

/s/ Richard M. McVey Richard M. McVey	Chief Executive Officer and Chairman of the Board of Directors (principal executive officer)	March 3, 2009

/s/ James N.B. Rucker James N.B. Rucker	Chief Financial Officer (principal financial and accounting officer)	March 3, 2009

/s/ Roger Burkhardt Roger Burkhardt	Director	March 3, 2009

/s/ Stephen P. Casper Stephen P. Casper	Director	March 3, 2009

/s/ David G. Gomach David G. Gomach	Director	March 3, 2009

/s/ Carlos Hernandez Carlos Hernandez	Director	March 3, 2009

/s/ Ronald M. Hersch Ronald M. Hersch	Director	March 3, 2009

/s/ Jerome S. Markowitz Jerome S. Markowitz	Director	March 3, 2009

/s/ T. Kelley Millet T. Kelley Millet	President and Director	March 3, 2009

/s/ Nicolas S. Rohatyn Nicolas S. Rohatyn	Director	March 3, 2009

/s/ John Steinhardt John Steinhardt	Director	March 3, 2009

/s/ Robert Trudeau Robert Trudeau	Director	March 3, 2009