Form 10-K/A
period 2008-12-31
MARKETAXESS HOLDINGS INC
filed 2009-04-30
CIK 1278021

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K/A
(Amendment No. 1)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  ☐ Yes     ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

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

At April 28, 2009, the aggregate number of shares of the registrant’s common stock and non-voting common stock outstanding was 34,293,814.

DOCUMENTS INCORPORATED BY REFERENCE

None.

MARKETAXESS HOLDINGS INC.

2008 FORM 10-K/A ANNUAL REPORT

ii

EXPLANATORY NOTE

MarketAxess Holdings Inc. is filing this Amendment No. 1 on Form 10-K/A (this “Amendment”) to amend its Annual Report on Form 10-K for the fiscal year ended December 31, 2008 (the “Form 10-K”), as filed with the Securities and Exchange Commission (“SEC”) on March 3, 2009, for the purpose of including the information that was to be incorporated by reference to its definitive proxy statement relating to its 2009 Annual Meeting of Stockholders. The Registrant will not file its proxy statement within 120 days of its fiscal year ended December 31, 2008 and is therefore amending Part III, Items 10 through 14 of its Annual Report on Form 10-K as set forth below to include such information. We are also including as exhibits the certifications required under Section 302 of the Sarbanes-Oxley Act of 2002.

Except as otherwise expressly stated herein, this Amendment does not reflect events occurring after the date of the Form 10-K, nor does it modify or update the disclosure contained in the Form 10-K in any way other than as required to reflect the amendments discussed above and reflected below. Accordingly, this Amendment should be read in conjunction with the Form 10-K and the Company’s other filings made with the SEC subsequent to December 31, 2008.

Unless the context requires otherwise, the terms “MarketAxess,” the “Company,” “we,” “us” and “our” refer to MarketAxess Holdings Inc. and its subsidiaries.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Board of Directors

The names of the directors of the Company and certain information about them are set forth below.

Richard M. McVey Director since April 2000	Richard M. McVey (49) has been Chief Executive Officer and Chairman of our Board of Directors since our inception. As an employee of J.P. Morgan & Co., one of our founding broker-dealers, Mr. McVey was instrumental in the founding of MarketAxess in April 2000. Prior to founding MarketAxess, Mr. McVey was Managing Director and Head of North America Fixed Income Sales at JPMorgan, where he managed the institutional distribution of fixed-income securities to investors, from 1996 until April 2000. In that capacity, he was responsible for developing and maintaining senior client relationships across all market areas, including fixed-income, equities, emerging markets, foreign exchange and derivatives. From 1992 to 1996, Mr. McVey led JPMorgan’s North America Futures and Options Business, including institutional brokerage, research, operations, finance and compliance. Mr. McVey received a B.A. in Finance from Miami (Ohio) University and an M.B.A. from Indiana University.
Roger Burkhardt Director since July 2007	Roger Burkhardt (48) is the President and Chief Executive Officer of Ingres Corporation, a provider of business open source software and solutions, a position he has held since July 2007. Mr. Burkhardt joined Ingres Corporation as President and Chief Operating Officer in July 2006. From 2000 until 2006, Mr. Burkhardt was Chief Technology Officer and Executive Vice President of NYSE Group, Inc. Prior to his tenure with the NYSE, Mr. Burkhardt held various capital markets-related technology positions, including serving as President of listed equities at Optimark Technologies, Inc., and director of capital markets at IBM. Mr. Burkhardt holds bachelors and masters degrees in physics from Oxford University and an M.B.A. in finance from New York University.

Stephen P. Casper Director since April 2004	Stephen P. Casper (59) is a partner of Vastardis Capital Services, which provides fund administration and securities processing outsourcing services to hedge funds, funds of funds and private equity funds and their investment management sponsors. Prior to this, Mr. Casper was Chairman and Chief Executive Officer of Charter Atlantic Corporation, the holding company of Fischer Francis Trees & Watts, Inc. (“FFTW”), a specialist manager of U.S., global and international fixed income portfolios for institutional clients, and Malbec Partners, a manager of single-strategy hedge funds. From April 2004 to January 2008, Mr. Casper was the President and CEO of FFTW. Mr. Casper joined FFTW as Chief Financial Officer in 1990 and was appointed Chief Operating Officer in May 2001. From 1984 until 1990, Mr. Casper was Treasurer of the Rockefeller Family Office. Mr. Casper is a director of FFTW Funds, Inc., a publicly traded mutual fund. Mr. Casper is a presiding director of the board of The Depository Trust & Clearing Corporation and its subsidiaries, the Depository Trust Company, the National Securities Clearing Corporation, and the Fixed Income Clearing Corporation. Mr. Casper is also a member of the Investment Committee of the Brooklyn Museum. Mr. Casper is a Certified Public Accountant and received a B.B.A. in accounting from Baruch College, where he graduated magna cum laude, Beta Gamma Sigma, and an M.S. in finance and accounting from The Wharton School at the University of Pennsylvania.
David G. Gomach Director since February 2005	David G. Gomach (50) is currently retired. Mr. Gomach was the Chief Financial Officer and Treasurer of School Specialty, Inc. from September 2006 through June 2007, having joined as Executive Vice President--Finance in August 2006. Prior to School Specialty, Mr. Gomach held various positions at the Chicago Mercantile Exchange (CME) from 1987 to 2004. From June 1997 until his retirement from the CME in November 2004, he served as Chief Financial Officer. From 1996 until 1997, Mr. Gomach served as Vice President, Internal Audit and Administration. Also, during his tenure at the CME, he was a Senior Director and Assistant Controller. Prior to joining the CME, Mr. Gomach held positions at Perkin-Elmer, Singer Corporation and Mercury Marine, a subsidiary of Brunswick Corporation. Mr. Gomach is a Certified Public Accountant and received a B.S. from the University of Wisconsin-LaCrosse and an M.B.A. from Roosevelt University.
Carlos M. Hernandez Director since February 2006	Carlos M. Hernandez (47) has been the Head of Global Equities for JPMorgan since September 2006. Mr. Hernandez has been with JPMorgan since 1986, working on a wide array of advisory and financing transactions for both corporations and governments, across various product groups and geographic regions. Prior to his current position, Mr. Hernandez spearheaded all forms of capital raising and distribution in the fixed income, syndicated loans and equity markets. Previously, Mr. Hernandez managed the Institutional Equities business for the Americas. Before joining the Equities Division, Mr. Hernandez served as JPMorgan’s regional executive for Latin America. Mr. Hernandez is a member of JPMorgan’s Global Investment Banking Management Committee.
Ronald M. Hersch Director since July 2000	Ronald M. Hersch (61) was a Senior Managing Director at Bear Stearns and Co. Inc. from June 1992 until his retirement in April 2007. Mr. Hersch was responsible for directing the firm’s futures business as well as coordinating eCommerce activities and initiatives within the Fixed Income Division. Mr. Hersch is a former Chairman of the Futures Industry Association. He has previously served on the board of directors of Bond Desk Group, LLC, the Chicago Board of Trade, and the National Futures Association, the self-regulatory organization responsible for futures industry oversight. Mr. Hersch received a B.A. from Long Island University.

Jerome S. Markowitz Director since March 2001	Jerome S. Markowitz (69) has been a partner of Conifer Securities, LLC since September 2006. Prior to that Mr. Markowitz was actively involved in managing a private investment portfolio since 1998. Mr. Markowitz was Director of Capital Markets for Montgomery Securities from 1987 to 1998, a Managing Director at Rothchilds Securities Inc. from 1986 to 1987, and a Senior Managing Director at Prudential Bache from 1983 to 1986.
T. Kelley Millet Director since April 2007	T. Kelley Millet (49) has been President of MarketAxess since September 2006, with primary responsibility for expanding and diversifying the Company’s North American business. Prior to joining us, Mr. Millet served as Senior Managing Director, Co-Head of Global Credit Trading at Bear Stearns from 2001 to 2006, where he was responsible for origination, syndication, cash, derivatives and flow trading for the investment grade and emerging markets businesses, as well as high-yield derivatives. Prior to joining Bear Stearns in 2001, Mr. Millet had a 19-year career with JPMorgan, where he held positions of increasing responsibility, culminating in his appointment as Global Head, Capital Markets and Syndicate. He currently serves on the boards of Grace Outreach and the American Red Cross. Mr. Millet received a B.A. in Economics from Amherst College.
Nicolas S. Rohatyn Director since April 2000	Nicolas S. Rohatyn (48) has been the Chief Executive Officer and Chief Investment Officer of TRG Management L.P., the investment manager of the TRG Global Opportunity Master Fund, Ltd., since March 2003. From 1982 until 2001, Mr. Rohatyn held a series of positions at JPMorgan, most recently as Executive Director of JPMorgan and Co-Head of LabMorgan from March 2000 until September 2001 and as Managing Director and co-Head of Global Fixed Income from January 1999 until March 2000. Mr. Rohatyn was also a member of the executive management team at JPMorgan from January 1995 until December 2000. Mr. Rohatyn founded the Emerging Markets Traders Association in 1990 and he served as its Chairman from then until 1994. He currently serves on the board of The Alvin Ailey American Dance Theatre. Mr. Rohatyn received a B.A. in Economics from Brown University.
John Steinhardt Director since April 2000	John Steinhardt (55) is the founder, and has been the Managing Partner, Co-Chief Executive Officer and Co-Chief Investment Officer, of KLS Diversified Asset Management since July 2007. From July 2006 until July 2007, Mr. Steinhardt managed a private investment portfolio. Mr. Steinhardt was the founder, Chief Executive Officer and Chief Investment Officer of Spectrum Investment Group from January 2005 to July 2006. Until October 2004, Mr. Steinhardt was Head of North American Credit Markets for JPMorgan Chase & Co. and a member of the Management Committee of the Investment Banking Division of JPMorgan Chase & Co. Prior to the merger of J.P. Morgan & Co. and the Chase Manhattan Bank, Mr. Steinhardt was the Head of U.S. Securities at Chase Securities Inc. and a member of the Management Committee from 1996 to 2000. He currently serves on the board of directors of the 92nd Street Y and the board of trustees of the Central Park Conservancy. Mr. Steinhardt received a B.S. in Economics from St. Lawrence University and an M.B.A from Columbia University.
Robert W. Trudeau Director since July 2008	Robert W. Trudeau (40) has been a general partner at Technology Crossover Ventures (“TCV”), a private equity and venture capital firm, since August 2005. Mr. Trudeau was elected to the Board of Directors by the holders of the Series B Preferred Stock pursuant to the terms thereof. Prior to joining TCV, from January 2003 to August 2005, Mr. Trudeau was a principal of General Atlantic Partners, a venture capital firm. Mr. Trudeau currently serves on the board of directors of RiskMetrics Group, Inc. and several privately held companies. Mr. Trudeau received a B.A.H. in Political Science from Queen’s University and an MBA from The University of Western Ontario.

Executive Officers

The names of the officers of the Company and certain information about them are set forth below.

Name	Age	Position

Richard M. McVey	49	Chief Executive Officer and Chairman of the Board of Directors
T. Kelley Millet	49	President
James N.B. Rucker	52	Chief Financial Officer
Nicholas Themelis	45	Chief Information Officer

Richard M. McVey has been Chief Executive Officer and Chairman of our Board of Directors since our inception. See Board of Directors for a discussion of Mr. McVey’s business experience.

T. Kelley Millet has been President since September 2006. See Board of Directors for a discussion of Mr. Millet’s business experience.

James N.B. Rucker has been Chief Financial Officer since June 2004. From our formation in April 2000 through June 2004, Mr. Rucker was Head of Finance and Operations, with responsibility for finance and certain client and dealer services. From January 1995 to April 2000, Mr. Rucker was Vice President and Head of International Fixed Income Operations at Chase Manhattan Bank, where he was responsible for the settlement of international securities and loan, option and structured trades. He also was a Director of the Emerging Markets Clearing Corporation from 1999 to 2000. Mr. Rucker received a B.S. in Economics and Politics from Bristol University, England.

Nicholas Themelis has been Chief Information Officer since March 2005. From June 2004 through February 2005, Mr. Themelis was Head of Technology and Product Delivery. From March 2004 to June 2004, Mr. Themelis was Head of Product Delivery. Prior to joining us, Mr. Themelis was a Principal at Promontory Group, an investment and advisory firm focused on the financial services sector, from November 2003 to March 2004. From March 2001 to August 2003, Mr. Themelis was a Managing Director, Chief Information Officer for North America and Global Head of Fixed Income Technology at Barclays Capital. From March 2000 to March 2001, Mr. Themelis was the Chief Technology Officer and a member of the board of directors of AuthentiDate Holdings Corp., a start-up focused on developing leading-edge content and encryption technology. Prior to his tenure at AuthentiDate, Mr. Themelis spent nine years with Lehman Brothers, ultimately as Senior Vice President and Global Head of the E-Commerce Technology Group.

Section 16(a) beneficial ownership reporting compliance

The members of our Board of Directors, our executive officers and persons who hold more than 10% of our outstanding Common Stock are subject to the reporting requirements of Section 16(a) of the Securities Exchange Act of 1934, as amended, which requires them to file reports with respect to their ownership of our Common Stock and their transactions in such Common Stock. Based solely upon a review of (i) the copies of Section 16(a) reports that MarketAxess has received from such persons for transactions in our Common Stock and their Common Stock holdings for the 2008 fiscal year and (ii) the written representations of such persons that no annual Form 5 reports were required to be filed by them for the fiscal year, the Company believes that all reporting requirements under Section 16(a) for such fiscal year were met in a timely manner by its directors, executive officers and beneficial owners of more than 10% of its Common Stock, except that Mr. Burkhardt filed one late report that covered transactions on November 21, 2008 with respect to open-market purchases of shares of Common Stock.

Code of Conduct, Code of Ethics and other governance documents

The Board has adopted a Code of Conduct that applies to all officers, directors and employees, and a Code of Ethics for the Chief Executive Officer and Senior Financial Officers. Both the Code of Conduct and the Code of Ethics for the Chief Executive Officer and Senior Financial Officers, as well as any amendments to, or waivers under, the Code of Ethics for the Chief Executive Officer and Senior Financial Officers, can be accessed in the Investor Relations — Corporate Governance section of our website at www.marketaxess.com.

You may also obtain a copy of these documents by writing to MarketAxess Holdings Inc., 140 Broadway, 42nd Floor, New York, New York 10005, Attention: Investor Relations.

Copies of the charters of our Board’s Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee, as well as copies of the Company’s Corporate Governance Guidelines, certificate of incorporation and bylaws, can be accessed in the Investor Relations — Corporate Governance section of our website.

Audit Committee

The Audit Committee of our Board of Directors reviews, acts on and reports to our Board of Directors with respect to various auditing and accounting matters, including the recommendation of our independent registered public accounting firm, the scope of the annual audits, the fees to be paid to the independent registered public accounting firm, the performance of the independent registered public accounting firm and our accounting practices. The Audit Committee currently consists of Messrs. Gomach (Chair), Casper and Hersch.

The Board of Directors has determined that each member of the Audit Committee is an independent director in accordance with NASDAQ listing standards and that Mr. Casper and Mr. Gomach are both Audit Committee financial experts, as defined by SEC guidelines and as required by the applicable NASDAQ listing standards.

Item 11.	Executive Compensation.

COMPENSATION DISCUSSION AND ANALYSIS

Overview of compensation objectives and strategy for our Named Executive Officers

The compensation program for our Chief Executive Officer (“CEO”), Mr. McVey, our Chief Financial Officer (“CFO”), Mr. Rucker, and our two other executive officers who were serving as executive officers at the end of fiscal year 2008, our President, Mr. Millet, and our Chief Information Officer (“CIO”), Mr. Themelis (the named executive officers or “NEOs”), is designed to attract and retain the caliber of executives needed to ensure our continued growth and profitability. The primary objectives of the program are to:

•	create long-term value for our stockholders;

•	align personal performance and decision-making with stockholder value creation;

•	reward our NEOs for their individual performance and their contribution to our overall financial performance;

•	support our long-term growth objectives;

•	encourage high potential individuals with significant and unique market experience to build a career at the Company;

•	provide rewards that are competitive with organizations that compete for similarly skilled executives; and

•	provide rewards that are cost-efficient and equitable to our NEOs and stockholders alike.

We are a hybrid company whose NEOs must combine an expertise of the fixed-income securities market with the knowledge and ability to create, implement and deliver technology-driven market solutions. Further, as we are a small firm with little overhead in support positions and maintain a relatively flat organization, our NEOs must have the ability and desire to manage tactical details, they are expected to effectively communicate to and lead broad teams of employees across all levels of the organization and they must be able to think strategically and broadly. We have discovered that our business is particularly demanding on senior executives and those who can flourish in this environment are not easily found due to the unique and distinct competencies that are required for success. Accordingly, because of the challenges presented by the current market conditions and the potential impact of these market conditions on our ongoing operating results, and despite what may be more limited employment opportunities due to the downturn in the financial services industry, the Compensation Committee believes that our ability to retain our current high-performing team of seasoned NEOs to manage our business is critical to the Company’s success.

The compensation programs for our NEOs are administered by the Compensation Committee of the Board of Directors. Working with management and our independent outside compensation advisors, the Compensation Committee has developed and continually reviews and revises a compensation and benefits strategy that rewards performance and behaviors to reinforce a culture that will drive our Company’s long-term success.

We have a formal semi-annual planning and goal-setting process that is fully integrated into the compensation program, creating alignment between individual efforts, our results, and the financial awards that are realized by our NEOs as well as our general employee population.

In addition, the NEOs and other senior managers meet regularly in order to update corporate goals and initiatives based on corporate performance, changes in market conditions and potential emerging market opportunities. Individual strategic goals and objectives will change as a result of new or changed corporate initiatives.

To reflect the hybrid nature of our Company, our compensation structure has traditionally fused the high leverage cash model typical of the financial services industry (where base salaries are a smaller percentage of total cash income and annual incentives may easily exceed 100% of base salary) with the high risk/high reward equity model, characteristic of the technology industry that relies heavily on the use of equity-based awards. In addition to our base pay and annual incentive opportunities, we seek to promote a long-term commitment to the Company from our NEOs, as we believe that there is great value to the Company from the continuity that results in maintaining the same team of seasoned managers. Our team-focused culture and management processes are designed to foster this commitment. To support these objectives, long-term incentives for our NEOs have traditionally been granted as equity incentives, predominantly in the form of stock options and restricted stock. In addition, fiscal year 2008 was the first year that we granted our NEOs equity incentives in the form of performance shares.

The value realized from the equity incentive awards is dependent upon our performance and growth in our stock price. The vesting schedules and performance goals attached to these equity awards reinforce this long-term, performance-based orientation.

Role of the Compensation Committee

General

The Compensation Committee establishes our compensation policies, provides guidance for the implementation of those policies and determines the amounts and elements of compensation for our NEOs. The Compensation Committee’s function is more fully described in its charter, which has been approved by our Board of Directors. The charter is available for viewing or download on our corporate website at www.marketaxess.com under the Investor Relations-Corporate Governance caption.

The Board of Directors has determined that each member of the Compensation Committee is an “independent director” in accordance with NASDAQ listing standards, a “non-employee director” under the applicable SEC rules and regulations and an “outside director” under the applicable tax rules.

The Compensation Committee consults with the compensation consultant when considering decisions concerning the compensation of the CEO. When considering decisions concerning the compensation of our NEOs other than the CEO, the Compensation Committee generally seeks the recommendations of both the CEO and the compensation consultant. All compensation decisions for our NEOs are ultimately made in the Compensation Committee’s sole discretion.

No NEO has a role in determining or recommending compensation for outside directors.

Use of Outside Advisors

In making its determinations with respect to compensation of our NEOs, the Compensation Committee retains the services of an independent outside compensation consultant. Through May 2008, the Compensation Committee had retained the services of Pearl Meyer & Partners (“PM&P”). The Compensation Committee’s primary contact at

PM&P left that firm in March 2008 and shortly thereafter joined Grahall Partners, LLC (“Grahall”). Effective in June 2008, the Compensation Committee ended its retention of PM&P and retained Grahall so that it could continue to receive the guidance of its lead consultant. Both Grahall and PM&P were retained directly by, and report directly to, the Compensation Committee.

With respect to 2008 compensation for our NEOs, the Compensation Committee retained PM&P to review and benchmark competitive market pay levels. In addition, PM&P assisted in the preparation of the Compensation Discussion and Analysis included in the proxy statement for our 2008 Annual Meeting of Stockholders and at the Compensation Committee’s request commenced an analysis in relation to potential revisions to our peer group (as discussed in “Pay Levels and Benchmarking” below). In 2008, Grahall provided consulting services to the Compensation Committee with respect to compensation for, and the retention of, our NEOs and also completed the peer group review that was commenced by PM&P. In addition, Grahall provided the Board of Directors with recommendations for cash and equity compensation for our Non-Employee Directors.

The Compensation Committee annually reviews competitive compensation data, recent compensation trends, and any other relevant market data prepared by the compensation consultant.

The Compensation Committee has the authority to retain, terminate and set the terms of the relationship with any outside advisors who assist the Compensation Committee in carrying out its responsibilities.

Pay Levels and Benchmarking

We seek to provide competitive compensation that is commensurate with performance. The compensation consultant works with our CEO and other managers of the Company to gather pertinent Company information, including but not limited to employee and officer listings, corporate financial performance, and the budget for the expensing of equity grants. The compensation consultant independently researches the performance and pay philosophy of our peer group and benchmarks executive and management positions using applicable survey data. The compensation consultant presents to the Compensation Committee the recommended compensation ranges for Total Direct Compensation (“TDC”), being comprised of base salary, cash bonus and long term equity incentives, for all of our NEOs. Corporate financial performance (year-over-year growth), individual performance, completion of corporate strategic goals, and the ability to incur the suggested compensation expenses factor heavily into the Compensation Committee’s decision of where to position the executives in relation to the benchmark data and in relation to each other. Additionally, retention concerns are considered when making pay decisions.

At the end of 2007 for fiscal year 2008, we benchmarked our NEO base salaries with a peer group of financial technology companies. This was supplemented, as appropriate, with other pertinent survey data provided by several different applicable survey sources, including surveys conducted by McLagan Partners, Watson Wyatt and PM&P. As discussed below, we have not increased the base salaries of our NEOs since 2006. At the end of 2008 for fiscal year 2009, Grahall reviewed each NEO’s benchmark data for variable compensation (both cash and equity) and developed an appropriate range of TDC for each individual that was presented to the Compensation Committee. Grahall used our peer group of financial technology companies and, as applicable, survey data from McLagan Partners, Mercer and CHiPS. The TDC range for each NEO was determined based on a number of factors, including: the NEO’s role, responsibilities and expertise; the pay level for peers within the Company and in the market for similar positions; the level of competition that exists within the market for a given position; individual performance; and contribution to corporate financial performance, including the development and achievement of our long-term strategic goals and the enhancement of our franchise value. The Compensation Committee also considered the general economic climate and indications of pay levels from their colleagues in the financial services and technology industries.

After consideration of the foregoing data and the internal relationships within the group of NEOs at the Company, corporate financial performance, general individual performance of the individual’s duties and responsibilities and the need to attract, motivate and retain an experienced and effective management team, the Compensation Committee determined the TDC levels for each NEO within the appropriate range. The Compensation Committee then determined which portion of the TDC for each NEO should consist of base salary, annual cash incentives and long-term equity incentive awards.

Given the Company’s unique position in its industry, we believe the benchmark data is extremely important in guiding the Compensation Committee in determining relevant pay levels and pay mix (the allocation of total pay among the different elements). The Compensation Committee uses the competitive data to help strike a favorable balance among cost management, wealth creation opportunity and retention, without creating undesirable and unnecessary incentives for executives to take risks that might inappropriately place the stockholders’ investment at risk.

We generally target our NEOs’ individual target total compensation level to be around the median of the market data for accomplishment of target performance. However, as discussed below, the base salary for each NEO is below market median.

The Compensation Committee assesses “competitive market” compensation using a number of sources. As mentioned above, one of the data sources used in setting competitive market levels for the NEOs is the information publicly disclosed by a “peer group” of financial technology companies (listed below), the composition of which is reviewed annually with the compensation consultant. While these companies may differ from us in terms of exact size and revenues, they are the closest matches available to us in terms of a comparable business model.

In 2008, the Compensation Committee updated our peer group by making the following changes: we replaced eSpeed with BGC Partners after the merger of those two companies; we removed International Securities Exchange after its acquisition by Deutsche Boerse (as public information regarding this company’s pay levels and practices will no longer be available); and we no longer use TD Ameritrade, as that organization currently has substantially higher revenues and franchise value (as measured by market capitalization) than ours. The firms that were removed from the peer group were replaced by GFI Group Inc. and Intercontinental Exchange, Inc., as these firms’ annual revenues are more in line with ours than firms such as TD Ameritrade. However, while TD Ameritrade is no longer included as a peer for purposes of determining pay levels for our NEOs, the Compensation Committee continued to consider TD Ameritrade’s pay practices for purposes of providing reference points for how pay is delivered by competitors in our industry.

Our peer group of companies in the financial services technology marketplace currently includes:

• BGC Partners, Inc. (successor)	• Labranche & Co., Inc.
• GFI Group Inc. (new)	• Options Xpress Holdings, Inc.
• Intercontinental Exchange, Inc. (new)	• SWS Group, Inc.
• Investment Technology Group, Inc.	• Tradestation Group, Inc.
• Knight Capital Group, Inc.

As our business model is unique — we are the only publicly-traded company whose core business is providing a multi-dealer electronic trading platform for credit products for client-to-dealer trading — this peer group data is supplemented and blended with data from different compensation surveys. These surveys are selected based on their relevance to the specific position being evaluated.

In addition, the Compensation Committee also applies other factors in determining the level of incentive pay for our NEOs. For example, if the Company’s ratio of compensation expense to gross revenues is greater than that of other companies in our peer group, the Compensation Committee may choose to reduce the amount of the annual incentive opportunity for our NEOs accordingly. The Compensation Committee believes this approach is typical in the financial services industry, and this comparison provides an additional data point regarding how our ratio of aggregate compensation expense as a proportion of overall expense compares to our own internal guidelines as well as the industry in which we compete. Since the NEOs’ incentive payments are a part of the aggregate compensation expense, the Compensation Committee may reduce the NEOs’ incentives in order to reduce this ratio or to allow for additional incentive payments to the non-NEO employee population.

As noted above, notwithstanding our overall pay positioning objectives, pay opportunities for specific individuals vary based on a number of factors, such as scope of duties, tenure, institutional knowledge, individual performance, market conditions and the ability to retain the NEO, and/or the difficulty in recruiting a new executive who has the skill set required to be successful with the Company. Actual total compensation in a given year will vary above or below the target compensation levels based on the attainment of corporate strategic and operating goals, individual performance, the creation of stockholder value and competitive threats.

Details of the Company’s compensation structure for our NEOs

Pay Elements — Overview

We utilize four main components of compensation for our NEOs:

•	base salary that reflects the particular individual’s role and responsibilities, experience, expertise and individual performance;

•	annual variable cash performance awards that are designed to reward attainment of annual corporate financial goals and individual performance, and that allow cash compensation to fluctuate upwards or downwards, as appropriate, with individual and corporate performance;

•	long-term incentives, which in 2008 consisted of grants of restricted stock and performance shares; and

•	benefits and perquisites, offered to all employees, including healthcare benefits, life insurance and retirement savings plans; and disability plans in the U.S.

In addition to the foregoing elements, we have entered into employment agreements with the CEO and the President that provide for certain payments and benefits in the event of certain terminations of their employment or a change in control of the Company. See “Executive Compensation — Potential termination or change in control payments and benefits” for additional detail on potential payments under specific events of termination or upon a change of control.

Pay Elements — Details

Base Salary

The Company does not automatically increase base salary each year. Rather, the Compensation Committee reviews all components of remuneration and decides which, if any, elements of compensation should be adjusted or paid based on corporate and individual performance results and competitive benchmark data. This approach is in line with the Company’s intention of offering compensation that is highly correlated with each executive’s individual responsibilities and performance and with corporate financial performance.

The Compensation Committee performed its annual review of base salaries in 2007 and determined not to make any upwards adjustments in the base salaries for our NEOs for 2008. This reflects the Company’s recognition of the challenging operating conditions in the current credit markets and the potential impact of these market conditions on our on-going operating results. It is also consistent with our compensation policy to carefully manage fixed expense. The Compensation Committee has also determined that the base salaries of our NEOs will not be increased for 2009.

Prior to 2007, the base salary for our NEOs was historically positioned at or above the median salary of the benchmarked data. However, as we have not adjusted NEO base salary since January 2006 and as the benchmark data has increased over time, our NEOs’ base salaries are now generally lower than the applicable median base pay levels suggested by the benchmark data. We believe this offers the Company improved cost control, as lower base salaries permit us to manage fixed compensation costs, reduce benefits costs and emphasize variable pay, so that our compensation is more fully aligned with performance outcomes. Accordingly, the Compensation Committee believes that keeping base salaries constant is an effective method to reinforce our pay-for-performance philosophy.

Annual Variable Performance Awards Payable in Cash

Section 162(m) of the Code generally prohibits any publicly-held corporation from taking a Federal income tax deduction for compensation paid in excess of $1 million in any taxable year to the CEO and any other executive officer (other than the CFO) employed on the last day of the taxable year whose compensation is required to be disclosed to stockholders under SEC rules, unless the plan and awards pursuant to which any portion of the compensation is paid meet certain requirements.

To ensure the tax deductibility of any performance-based cash compensation awarded to the NEOs (other than our CFO) in 2008, the Compensation Committee adopted the 2008 Code Section 162(m) Performance Incentive Program (the “2008 162(m) Incentive Program”) which was approved by stockholders at the 2008 Annual Meeting. The 2008 162(m) Incentive Program was structured in a manner intended to qualify any performance-based cash compensation awarded to the NEOs (other than our CFO) as “performance-based compensation” eligible for deductibility under Code Section 162(m).

In 2008, the Company’s aggregate bonus pool accrual for all employees (in which our CFO participated) (the “Employee Bonus Pool”) was equal to a minimum guaranteed accrual of $3,000,000 (the “Minimum Accrual”) plus 30% of the Company’s 2008 pre-tax operating income before cash bonus expense (the “Variable Accrual”). This accrual methodology differed from the methodology used in 2007. The 2007 minimum accrual was $5,000,000 and the 2007 variable accrual rate was 25.1%. It was determined that the Minimum Accrual, which is guaranteed and not performance-based, should be lower and the Variable Accrual should be higher so that a higher percentage of the bonus accrual would be performance-based. By having a higher Variable Accrual and a lower Minimum Accrual, the bonus accrual would be lower if the Company does not meet its target performance goals and higher if the Company exceeds those targets. The mix was determined to create a fair balance between (a) the goal of creating appropriate annual performance incentives in order to retain and reward high performers and (b) expense management where any incremental cash bonus expense is only borne by the Company if financial performance is exceeded.

The bonus pool accrual under the 2008 162(m) Incentive Program (in which our NEOs other than our CFO participated) was equal to 32.5% of the Variable Accrual (the “NEO Bonus Pool”). There was no minimum guaranteed accrual under the 2008 162(m) Incentive Program. The NEOs who participated in the 2008 162(m) Incentive Program were not eligible to receive any portion of the Minimum Accrual or any portion of the remaining 67.5% of the Variable Accrual. This formula had two objectives: to align employee bonuses with operating income, which correlates to earnings per share, and to use the operating leverage of our business to motivate employees. The percentages for the Employee Bonus Pool were determined by the Compensation Committee at the beginning of the year based on our target financial plan and the aggregate median of competitive cash bonus levels. The percentage for the NEO Bonus Pool was determined by the Compensation Committee based on the aggregate median benchmark data for the NEOs.

The maximum amount that could be earned from the NEO Bonus Pool by the NEOs who participated in the 2008 162(m) Incentive Program was established as a percentage of the NEO Bonus Pool and was determined based on the NEO’s role, responsibilities, and expertise; comparable pay levels for peers within the Company, and in other companies for similar positions; the level of competition that exists within the market for a given position; and the NEO’s ability to contribute to our financial performance and/or realization of our on-going strategic initiatives. The percentage of the NEO Bonus Pool that could be earned by Messrs. McVey and Millet was 35% each and the percentage for Mr. Themelis was 30%. Any amount of the NEO bonus not paid to the NEOs reverted to the general funds of the Company and the Employee Bonus Pool was increased by such amount.

In 2008, we did not set individual financial performance goals for the NEOs for achievement of incentive compensation, and there were no specific quantitative individual-level financial goals used to determine compensation. However, the Compensation Committee is apprised of the overall individual performance for each of the NEOs except the CEO, who reports to and is assessed by the full Board, and considers individual performance when determining where to position each NEO along the compensation data continuum that is developed for each position as part of its benchmarking exercise.

The actual level of cash bonus awards for each of the NEOs was determined in the context of our financial performance in 2008, each officer’s individual strategic and qualitative accomplishments (as discussed below), comparative market data and all other components of the NEO’s TDC. At the conclusion of the 2008 performance period, the Compensation Committee determined the actual amount to be paid to each NEO and exercised its discretion to pay each executive an amount that was lower than the maximum amount permitted. A further discussion regarding the Compensation Committee’s use of negative discretion appears below.

The CEO, President and CIO comprise the three individuals who participated in the Company’s 2008 162(m) Incentive Program, and are the participants under the MarketAxess Holdings Inc. 2009 Code Section 162(m)

Executive Performance Incentive Plan (the “2009 Incentive Plan”) (as discussed below) for the 2009 performance period. To determine participants in the 2008 162(m) Incentive Program and the 2009 Incentive Plan, the Company relied on Notice 2007-49 issued by the Internal Revenue Service (“IRS”), which provides that the “covered employee” group for tax years ending on or after December 15, 2006 consists only of the principal executive officer of the Company (the “PEO”) (which, in the case of the Company, is the Company’s CEO) and the three most highly compensated officers for the tax year other than the PEO and the principal financial officer of the Company (the “PFO”) (which is our CFO). The PFO, therefore, is no longer a “covered employee” for purposes of determining compliance with Section 162(m) of the Internal Revenue Code and thus our CFO has not been included as a participant in either the 2008 162(m) Incentive Program or the 2009 Incentive Plan. Besides the CEO and CFO, the Company has only two other NEOs: Mr. Millet (our President) and Mr. Themelis (our CIO). Despite his exclusion from the 2008 162(m) Incentive Program and the 2009 Incentive Plan, our CFO’s incentive opportunities and actual bonus pay determinations remain subject to the Compensation Committee’s discretion.

The table below shows the actual payout amounts for each of the NEOs who participated in the 2008 162(m) Incentive Program in relation to the maximum they were allowed to receive from the NEO Bonus Pool. While $1.95 million was accrued under the funding formula for the NEO Bonus Pool, the Compensation Committee reduced these potential payouts to an aggregate of $1.45 million. A detailed discussion of the actual bonus payments awarded to each NEO, including the CFO, appears later in this section.

			Maximum Bonus
		% Allocated for	Pool Allocated for
	Financial Results	162(m) Purposes	162(m) Purposes
	(In thousands)		(In thousands)

Revenues	$93,085
Expenses	$80,251
Operating Income (before taxes)	$12,834
Minimum Accrual	$3,000
Variable Accrual	$6,000	32.5%	$1,950
Employee Bonus Pool	$9,000

Limitations by Officer	Maximum Percentage	Maximum Amount	Actual Bonus Paid
		(In thousands)	(In thousands)

CEO	35%	$683	$500
President	35%	$683	$450
CIO	30%	$585	$500
Total Paid			$1,450

Beginning with the 2009 performance year, the Board of Directors adopted the 2009 Incentive Plan, which remains subject to stockholder approval at the 2009 Annual Meeting. The 2009 Incentive Plan is structured in a manner that is intended to meet the requirements of Code Section 162(m) in order to preserve our ability to take compensation expense deductions for annual cash bonuses that qualify as performance-based compensation. For 2009, the Compensation Committee has adopted a program under the 2009 Incentive Plan for our NEOs (other than our CFO) that is identical to the 2008 162(m) Incentive Program, except that the 2009 NEO Bonus Pool will be funded based on 32.5% of a variable accrual of 27% of the Company’s 2008 pre-tax operating income before cash bonus expense, as opposed to a variable accrual of 30% in 2008.

In addition, in 2009 the Board of Directors adopted the 2009 Employee Performance Incentive Plan (the “Employee Plan”) in which our CFO participates. The Employee Plan is not subject to stockholder approval and is substantially similar to the 2009 Incentive Plan except that awards granted under the Employee Plan are not intended to, and will not, comply with the “performance-based” compensation exception under Section 162(m) of the Code. The employee bonus pool for 2009 was implemented under the Employee Plan.

In light of the current global economic downturn and our understanding of current cash bonus trends, for 2009 the Compensation Committee decided to lower the Minimum Accrual to $2,000,000 (from $3,000,000 in 2008) and the Variable Accrual to 27% (from 30% in 2008).

We believe the decrease in the cash bonus accrual is appropriate given the market uncertainty, and we believe that NEOs will be motivated to adopt a long-term perspective that aligns with their equity holdings. A detailed discussion regarding equity holdings appears in the “Pay Mix” section below. While the portion of the Variable Accrual that is allocated to the NEOs subject to the 2009 Incentive Plan (32.5%) has not changed, the Compensation Committee intends to continue to review the NEO incentive compensation program design for future years.

The maximum percentage of the NEO Bonus Pool that may be earned by an NEO also remains subject to the discretion of the Compensation Committee to reduce the amount allocated to an individual NEO on an annual basis. The Compensation Committee believes that the allocation of bonus pools among our NEOs for 2008 was appropriate, and for 2009 is appropriate, based upon the individual and aggregate data it has reviewed.

The achievement of year-over-year pre-tax operating income growth is moderately difficult to achieve, especially in the context of the current unprecedented turmoil in the credit markets, and requires revenue growth and prudent expense management. While we managed our expenses well in 2008, we did not achieve our targeted revenue growth in our core business, and therefore we did not achieve the year-over-year growth in operating income that we believed was possible. As such, the 2008 Employee Bonus Pool, and consequently the 2008 NEO Bonus Pool, was significantly lower than 2007 accrual levels. Specifically, the Employee Bonus Pool for 2008 was $9 million as compared to $13.4 million in 2007 (a 33% decrease). The Employee Bonus Pool for 2008 did not include the bonus obligations assumed by the Company in conjunction with its acquisition of Greenline Financial Technologies, Inc. (“Greenline”) in March 2008. Prior to our acquisition, Greenline, now a wholly-owned subsidiary of our wholly-owned subsidiary MarketAxess Technologies Inc., had established its own bonus pool and accruals were continued throughout 2008 separately from the Employee Bonus Pool. In 2009, Greenline will continue to maintain a bonus pool that will accrue separately from the Company’s 2009 Employee Bonus Pool. No employees of Greenline are currently NEOs nor is it anticipated that any employee of Greenline will become an NEO.

For the 2008 fiscal year, the Compensation Committee had to balance our 2008 operating results, which were directly and negatively impacted by the unprecedented dislocation of the financial credit markets, with the accomplishment of our corporate and individual strategic goals and initiatives. In addition, the Compensation Committee focused on retention of the executive management team as continuity in leadership is critical during this difficult time and this team is well-suited to lead the Company through the financial crisis.

A summary of cash bonuses awarded to the NEOs for 2007 and 2008, and the relationship between the NEOs’ cash bonus growth and stockholder value measured as earnings per share (“EPS”), is as follows:

			Year-over-Year
Financial Results	2007 actual	2008 Actual	Percentage Change

Operating Income (in thousands)	$17,251	$12,834	−26%
EPS	$0.30	$0.22	−27%

Bonus Payments
(In thousands)

CEO	$800	$500	−38%
President	$800	$450	−44%
CFO	$275	$225	−18%
CIO	$700	$500	−29%

As the above chart illustrates, and consistent with the Compensation Committee’s intention, the decrease in the percentage change of cash bonus payments for the NEOs for 2008 was generally greater than the percentage reduction in the Company’s 2008 earnings when compared to 2007. With the exception of the CFO, our NEOs have the most influence of any of our employees over growing the revenues and profits of the Company. Revenues in our core business decreased as a result of the turbulent market conditions; however, the increased revenue from our technology services business and our acquisition of Greenline off-set this revenue decline so that year-over-year revenues were essentially flat ($93.1 million in 2008 vs. $93.6 million in 2007). Despite cutting expenses in our core business, expenses increased 5% overall, largely as a result of the Greenline acquisition. As such, without revenue growth, profits decreased, and the Compensation Committee exercised its discretion so that the cash performance bonuses of the NEOs, other than the CFO, were reduced accordingly. In the CFO’s case, while his cash bonus was reduced year-over-year, it was not reduced to the same extent as the bonuses paid to the other NEOs, as the Compensation Committee felt that the CFO’s performance is not linked to revenue generation and wanted to recognize the CFO’s role in achieving significant cost reductions in a difficult operating environment.

In determining the CEO’s cash bonus for 2008, the Compensation Committee primarily focused on corporate financial performance. While operating income, and as a result EPS, decreased from 2007, we were able to maintain revenues and strong free cash flow. In addition, the Compensation Committee factored in qualitative achievements, such as implementation of the Company’s strategic initiatives. In 2008, the CEO was credited with the following achievements:

•	Increasing our trading network by expanding the dealer market making community and maintaining a strong fixed income institutional client base;

•	Negotiating and closing a $35 million preferred share transaction with Technology Crossover Ventures and adding Robert Trudeau to the Board of Directors;

•	Adding innovative technology solutions such as Market Lists to address liquidity gaps in secondary credit markets;

•	Retention of senior management team and top performers;

•	Attracting and retaining a strong base of long-term shareholders;

•	Successfully managing through elevated business risks including dealer consolidation and failures, investment portfolio risk and declining dealer capital for market-making; and

•	Successful collaboration with the Board of Directors on the acquisition of Greenline, the preferred share transaction, adoption of a stockholder rights plan and identification and implementation of strategies for business expansion.

In determining the President’s cash bonus, the Compensation Committee and CEO focused primarily on corporate financial performance. In addition to the financial successes outlined above, the President was credited with the following accomplishments:

•	Leading a focused effort to increase institutional client inquiries on the system;

•	Improving the firm’s fee capture per million primarily through the North American regional dealer expansion and the development of execution services for institutional clients;

•	Spearheading the acquisition of Greenline and co-heading the assessment, due diligence and integration of Greenline into our existing business;

•	Successfully managing the on-boarding of 20 new dealer market-makers to the trading system;

•	Retaining a valuable base of large dealer clients and revenues during a tumultuous period in the financial community; and

•	Building momentum in additional product areas, most notably high-yield corporate bonds.

In determining the cash bonus compensation for the CFO, the Compensation Committee and CEO focused on corporate financial performance, which includes the metrics noted above as well as an increase in the free cash flow/net income multiple to 3.0 in 2008 from 2.3 in 2007. In addition, the CFO was credited with:

•	Leading the financial due diligence for the Greenline acquisition;

•	Leadership of the Company’s Risk Management and Credit Committees;

•	Addition of direct responsibility for the Company’s Investor Relations function; and

•	Managing our compliance with the requirements of the Sarbanes-Oxley Act of 2002 and all other regulatory reporting requirements.

In addition to contributing to the financial performance of the Company through the revenues attributed to our technology services business and prudent expense management, our CIO was credited with:

•	Building on our reputation of trading system stability, user-friendliness, and client responsiveness;

•	Co-heading the assessment, due diligence and assimilation of Greenline in order to expand our product and service offerings within our technology services business. Success of this business is a part our ongoing strategy of diversifying our revenue streams; and

•	Prudent expense management in the (a) ongoing consolidation of technology staff, (b) implementation of other technical efficiencies and (c) successful integration of the Greenline and Trade West Systems acquisitions into our technology framework.

The Compensation Committee also reviewed each NEO’s market benchmark data and then determined where, within the appropriate range, each NEO should be positioned. The role, responsibilities, individual contributions, and expertise of each NEO were considered in determining pay positioning relative to the benchmark data.

Finally, as stated above, retention and continuity of leadership also factored into the compensation decisions for all NEOs.

Long-term Incentives — Equity-based Awards

The Company and the Compensation Committee believe that equity-based awards are an important factor in aligning the long-term financial interest of our NEOs and our stockholders. As such, on October 24, 2007, our Board adopted stock ownership guidelines for our executive officers that currently require our NEOs to own not less than a number of shares of Common Stock equal to or greater than the value set forth beside their names below, which equates to three times the CEO’s base salary and two times the base salary of the other NEOs as calculated on the effective date of the policy:

CEO	$1,200,000
President	$600,000
CFO	$400,000
CIO	$400,000

Currently, all NEOs are in compliance with these guidelines and must remain in compliance throughout the NEO’s employment with the Company. Newly-appointed executives will be subject to the same guidelines and will be required to be in compliance within five years of commencement of service. Importantly, under our ownership guidelines, only shares of Common Stock owned outright in any form, including shares purchased and held personally and vested restricted shares, count toward the minimum ownership requirement. All stock options, irrespective of whether they are vested or in the money, are specifically excluded, as are any unvested restricted shares. Compliance with the stock ownership guidelines is reviewed by the Compensation Committee on an annual basis.

Equity awards to our NEOs are determined in the same manner as cash bonuses: the budget for equity-related expenses, corporate financial performance, group and individual performance, benchmark data and retention requirements are factors in determining the equity award. Additionally, total planned cash compensation vs. benchmark data is considered when determining the size and type of equity grant.

The Compensation Committee uses the Black-Scholes option pricing model to value stock options and option expense in determining the financial impact of equity awards on the Company.

For performance year 2008, after having reduced the cash bonus amounts for the NEOs due to corporate financial performance, the Compensation Committee used equity as a retention and long-term reward tool. By doing so, the Compensation Committee was able to balance short-term repercussions (i.e., a reduction in 2008 cash incentives due to lower 2008 corporate financial performance) with long-term motivation and incentives. Specifically, due to the vesting periods attached to the equity, retention increases because a NEO only profits if he continues his employment with the Company, and value is derived from the award only if the NEO is able to produce long-term profits for the Company. In addition, these rewards are tied to stockholder returns as the NEO only profits from the equity when stockholders profit from the Company’s financial performance.

The Compensation Committee evaluates the use of equity-based awards and intends to continue to use such awards as part of designing and administering the Company’s compensation program. Our NEOs have been granted stock options, restricted stock and performance shares (in 2008, as discussed below). Awards are generally granted to our NEOs at the time of hire and then annually at the end of each fiscal year for corporate, unit and individual performance.

Since 2006, our equity award policy has been to grant all year-end equity awards on January 15th of the following year (or the preceding business day if January 15th is not a business day). This insures that the timing of any option grants and the setting of the exercise price, which is the closing price per share of our Common Stock on the NASDAQ Stock Market on the date of grant, will not be arbitrary or subject to manipulation. However, the restricted stock awarded to the NEOs in January 2009 was actually granted on January 22, 2009, as the Compensation Committee had delayed the award so that it could evaluate certain tax issues regarding the potential issuance of the shares as restricted stock units, which could permit executives the opportunity to defer portions of their stock awards to a date later than the originally scheduled vesting date. After completing its review, the Compensation Committee determined that due to restrictions on the timing of deferral elections and certain other tax law requirements, the participants would not have sufficient flexibility in deferring income (which was the original intent) upon vesting of restricted stock units and opted to continue its practice of granting restricted stock without any deferral features. This delay in the grant date had no impact on the size of the grant or the value of the award, as the size and value were determined on January 15, 2009, consistent with our policy.

The expected value of the year-end equity award to each NEO is approved by the Compensation Committee prior to grant and is part of the process in determining TDC for each NEO. The actual grant amount (i.e., number of shares or options) is approved by the Compensation Committee on or before the grant date. Grants to new executive officers are made on the date of hire and are approved by the Compensation Committee prior to hire.

In connection with commencement of his employment in 2006, our President received an incentive stock option award and a restricted stock award. A portion of the options vest in equal annual installments over a five-year period beginning on October 1, 2007. Additional options were subject to the achievement of certain performance metrics in calendar years 2007 and 2008. The performance metrics for these options, which were considered by the Compensation Committee to be “stretch” goals, were not satisfied, and therefore all of the options subject to both 2007 and 2008 performance were forfeited. The restricted stock award vests in equal annual installments over a five-year period beginning on October 1, 2007. As discussed elsewhere in this Annual Report on Form 10-K/A, certain portions of the stock option award and the restricted stock award may also vest upon certain terminations of the President’s employment.

Beginning in 2008, the Compensation Committee also utilized performance shares in order to tie the long-term equity component of compensation more closely to stockholder returns. Specifically, the Compensation Committee implemented the use of performance shares to:

•	replace some value of “guaranteed” restricted stock awards with a variable pay instrument that aligns with financial performance;

•	manage stockholder dilution by using less shares than similar value stock option grants; and

•	provide a balance between stock option upside and retention/downside protection of restricted stock.

The performance shares were structured in a manner intended to qualify as “performance-based compensation” eligible for deductibility under Code Section 162(m).

The Compensation Committee has approved two forms of performance share award agreements. One form is for use in connection with grants of performance share awards to the CEO and the President, and a second form is for use in connection with grants of performance share awards to all other performance award recipients, including our other NEOs. Each performance share award agreement provides for the grant of a target number of performance shares that will vest or be forfeited based on the level of our achievement, during the applicable performance period, of a level of pre-tax operating income per share of our Common Stock before payment of (a) cash bonuses for performance during the performance period and (b) expenses incurred in connection with the grant of all performance share awards for the performance period.

For each performance share earned, a participant will receive one share of restricted stock. Any restricted stock awarded to a participant will vest and become freely tradable in equal 50% installments on each of the second and third anniversaries of the grant date of the applicable performance share award. Certain portions of the performance shares or the restricted stock may also vest upon certain terminations of a participant’s employment, or after the occurrence of a qualifying change in control.

In connection with their 2007 performance, in January 2008 the Compensation Committee approved grants for an aggregate of 122,120 performance shares to our NEOs for the 2008 performance period. As the performance target for 2008 was not achieved, all such performance shares expired and were unvested at the conclusion of 2008.

In January 2009 the NEOs were granted performance shares with respect to the 2009 performance period. These grants are 20% of the aggregate equity grant value granted to each NEO in January 2009 (the remaining percentage was granted as described below). The target performance metric under these awards is the Company’s achievement during 2009 of pre-tax operating income of $0.43 per share of the Company’s Common Stock before payment of (a) cash bonuses for performance during 2009 and (b) expenses incurred in connection with the grant of all performance share awards for performance in 2009, based on the Board-approved 2009 financial plan of the Company. The actual amount that may be earned is based on the level of our achievement of the performance goal during 2009, as follows:

Achievement (percentage of target pre-tax operating income)	Less than 80%	Minimum 80%	Target 100%	Maximum 120% or more
Payout (percentage of shares)	0%	50%	100%	150%

Payout results are interpolated on a straight-line basis between 80% and 120% achievement of performance goals, and maximum payouts are capped at 150% of target. If the minimum percentage is not achieved, no portion of the performance share awards will be earned by the executives.

Set forth below is the target number of performance shares that may be awarded to our NEOs (i.e., the number of performance shares that would be earned based upon achievement of 100% of the performance goal) and their value as of the date of grant:

	Performance	Value of Performance Shares
	Shares at 100%	at 100% Achievement as of
	Achievement	Date of Grant

CEO	48,848	$387,853
President	23,798	$188,956
CFO	5,636	$44,750
CIO	16,283	$129,287

For the remaining 80% of the equity award grants made to the NEOs in January 2009, the NEOs were given the choice under the Company’s “Flex Grant” program to choose between the following two alternatives: (1) a 50%/50% split between options and restricted stock or (2) 100% in restricted stock. The trade-off of restricted stock to stock options was determined at an appropriate level at which the accounting expense charged to the Company was unaffected by the executive’s reward selection. The ratio of restricted stock to stock options granted was one to 1.6.

The “Flex Grant” program was implemented by the Compensation Committee to permit executives to have appropriate input into the composition of their reward structure, within appropriate limits designated by the Company. This equity program recognizes the unavoidable individual risk preferences that exist among executives and permits the Company to deliver more individualized awards with greater perceived value to the individual recipients without incurring additional actual expense or accounting cost to the Company.

The “Flex Grant” program gives the Compensation Committee the ability to control the alternatives made available to executives based on any criteria the Compensation Committee deems appropriate. In 2008, the Compensation Committee required that at least 50% of each NEO’s equity award (excluding performance shares)

be designated in restricted stock because the Compensation Committee wanted to increase the retentive nature of the NEOs’ current equity holdings. This is in part due to the fact that a significant portion of stock option awards from previous years is currently significantly “underwater,” meaning the options have strike prices well above the Company’s current share price, and thus provide little if any real retention of our NEOs.

By requiring NEOs to receive at least 50% of their 2009 equity grant (after the 20% allocation to performance shares) in restricted stock, the Compensation Committee believes their compensation is tied closely and appropriately to stockholder returns. In addition, the Compensation Committee believes that restricted stock promotes a long-term outlook on success vs. stock options, which recent research suggests may promote excessive risk-taking in search of potential short-term results at the expense of long-term price appreciation. Accordingly, the Compensation Committee seeks to balance the equity held by our NEOs. In 2009, all of the NEOs elected 100% of their equity award in restricted stock (after the allocation of performance shares) with time-based vesting of three years.

Further details on the 2008 year-end equity grants made in January 2009 and a discussion of TDC are included in the Pay Mix section below.

The Compensation Committee will continue to evaluate the mix of performance shares, restricted stock, stock options and other stock-based awards to align rewards for personal performance with stockholder value creation.

Pay Mix

For performance year 2008, the variable compensation portion of our NEOs’ TDC was no less than 80%, except for the CFO, whose variable compensation was just below 70% of his TDC. The slightly lower percentage of variable compensation for our CFO is a function of his variable cash and incentive equity value being lower than that of the other NEOs. Therefore, on a percentage basis, his base, or fixed compensation, makes up a higher percentage of his TDC. His lower variable compensation is in line with market data for the CFO position. A summary of 2008 payments (comprised of 2008 base salary, 2008 year-end cash bonus and January 2009 equity grants for performance year 2008), with the percentages that are variable and fixed, is as follows:

	Fixed Compensation		Variable Compensation
					Equity Value		Equity
		% of		% of	Performance	Restricted	as a %
	Base	TDC	Cash Bonus	TDC	Shares(1)	Stock(1)	of TDC	TDC

CEO	$400,000	15%	$500,000	19%	$387,853	$1,414,233	67%	$2,702,086
President	$300,000	18%	$450,000	28%	$188,956	$688,986	54%	$1,627,942
CFO	$200,000	32%	$225,000	36%	$44,750	$163,183	33%	$632,933
CIO	$200,000	15%	$500,000	38%	$129,287	$471,414	46%	$1,300,701

(1)	Restricted stock vests over three years. Performance shares settle one year after grant, and vest over the following two years.

As stated in the section above titled Annual Variable Performance Awards Payable in Cash, the Compensation Committee considered the financial performance of the Company during a difficult market environment that existed during 2008, individual contributions of each NEO (listed above) and retention concerns in making a determination as to the size of the equity grant and in targeting each NEO’s TDC. The guidance for TDC was based on the benchmark data obtained from our peer group and other compensation surveys (see Pay Levels and Benchmarking above). The data selected for each NEO was individualized based on the NEO’s position, role within the organization, scope of responsibilities and relative size of the Company. After adding the annualized value of previous multi-year grants, the CEO’s and President’s TDC fell above the benchmark median, but below the 75th percentile, and their TDCs dropped 21% and 20%, respectively, from 2007 levels. The TDCs for the CFO and CIO were generally at the benchmark median, and declined 21% and 15%, respectively, from 2007 levels.

As a significant portion of each NEO’s compensation is awarded in equity and our NEOs are subject to stock ownership guidelines, we believe the NEOs are motivated to align personal performance and decision-making with stockholder value creation, and they are motivated to improve the financial results for the Company on a long-term basis. As such, and given the current market environment, we believe that the change in the 2009 cash bonus accrual methodology (i.e., lower Minimum Accrual and lower Variable Accrual) is not a detriment to our NEOs and that it will not result in unnecessary short-term risk taking.

Other Benefits

We provide our NEOs with the same benefits offered to all other employees. The cost of these benefits constitutes a small percentage of each NEO’s total compensation. In the U.S., key benefits include paid vacation; premiums paid for life insurance and short-term and long-term disability policies; a matching contribution to the NEO’s 401(k) plan; and the payment of 80% of the NEO’s healthcare premiums. We review these other benefits and perquisites on an annual basis and make adjustments as warranted based on competitive practices and our performance.

Risk Mitigation

We do not believe that the performance-based nature of our NEO compensation encourages excessive risk-taking by our NEOs that would potentially threaten the economic viability of the Company. Each component of performance-based compensation is subject to a cap on cash or the number of shares delivered. The performance criteria are designed to focus on performance metrics that deliver value to our stockholders and that focus on the health of our business. Further, as noted above, we have instituted stock ownership guidelines that require our NEOs to maintain a substantial ownership interest in the Company, further aligning their interests with those of our other stockholders while mitigating the chance of excessive risk-taking.

Compensation Committee Discretion

The Compensation Committee retains the discretion to decrease or eliminate all forms of incentive payouts based on its performance assessment, whether individual or Company-based. Likewise, the Compensation Committee retains the discretion to provide additional payouts and/or consider special awards for significant achievements, including but not limited to achieving superior operating results, strategic accomplishments and/or consummation of partnerships, acquisitions or divestitures.

Severance and change in control arrangements

In hiring and retaining executive level talent, the Compensation Committee believes that providing the executive with a level of security in the event of an involuntary termination of employment or in the event of a change in control is an important and competitive part of the executive’s compensation package. We have entered into employment agreements with our CEO and President that provide for severance payments and benefits in the event of certain terminations of their employment. In addition, the terms of our equity grant award agreements with our CEO and President provide for accelerated vesting of their equity awards in the event of certain terminations of their employment or upon a change in control of the Company. The other NEOs are entitled to severance payments and benefits in the event of certain terminations of their employment under the MarketAxess Severance Pay Plan. Please see “Executive Compensation — Potential termination or change in control payments and benefits” below, for information regarding these payments and benefits.

Impact of Tax and Accounting

As a general matter, the Compensation Committee reviews and considers the tax and accounting implications of using the various forms of compensation employed by the Company.

When determining the size of grants to our NEOs and other employees under the Company’s stock incentive plans, the Compensation Committee examines the accounting cost associated with the grants. Under FAS 123R, grants of stock options, restricted stock, performance shares and other share-based payments result in an accounting charge for the Company. The accounting charge is equal to the fair value of the instruments being issued. For restricted stock and performance shares, the cost is equal to the fair value of the stock on the date of grant times the number of shares or units granted. For stock options, the cost is equal to the fair value determined using an option pricing model. This expense is amortized over the requisite service or performance period.

Code Section 162(m) generally prohibits any publicly-held corporation from taking a Federal income tax deduction for compensation paid in excess of $1 million in any taxable year to the chief executive officer and any other executive officer (other than the chief financial officer) employed on the last day of the taxable year whose compensation is required to be disclosed to stockholders under SEC rules. Exceptions include qualified performance-based compensation, among other things. It is the Compensation Committee’s policy to maximize the effectiveness of our executive compensation plans in this regard. Nonetheless, the Compensation Committee retains the discretion to grant awards (such as restricted stock with time-based vesting) that will not comply with the performance-based exception of 162(m) if it is deemed in the best interest of the Company to do so.

Notwithstanding anything to the contrary set forth in any of our previous or future filings under the Securities Act of 1933 or the Securities Exchange Act of 1934 that might incorporate this Annual Report on Form 10-K/A or future filings with the SEC, in whole or in part, the following report shall not be deemed to be “soliciting material” or “filed” with the SEC and shall not be deemed to be incorporated by reference into any such filing.

REPORT OF THE COMPENSATION COMMITTEE OF THE BOARD OF DIRECTORS

The Compensation Committee has reviewed and discussed with management the Compensation Discussion and Analysis to be included in this Annual Report on Form 10-K/A. Based on the reviews and discussions referred to above, the Compensation Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K/A.

Submitted by the Compensation Committee of
the Board of Directors:

John Steinhardt — Chair
Roger Burkhardt
Robert W. Trudeau

EXECUTIVE COMPENSATION

Summary compensation table

The following table sets forth all compensation received during the last fiscal year by (i) our Chief Executive Officer, (ii) our Chief Financial Officer and (iii) our two other executive officers who were serving as executive officers at the end of the last fiscal year. These executives are referred to as our “named executive officers” elsewhere in this Annual Report on Form 10-K/A.

							Non-
							Equity
							Incentive	All Other
					Stock	Option	Plan	Compen-
		Salary		Bonus	Awards	Awards	Compensation	sation	Total
Name and Principal Position	Year	($)		($)	($)(1)	($)(1)	($)	($)(2)	($)

Richard M. McVey	2008	400,000		—	1,140,393	755,098	500,000	2,500	2,797,991
Chief Executive Officer	2007	400,000		800,000	1,140,120	313,049	—	4,000	2,657,169
	2006	400,000		500,000	1,139,859	83,709	—	1,500	2,125,068
T. Kelley Millet	2008	300,000		—	307,709	668,076	450,000	2,500	1,728,286
President	2007	300,000		800,000	307,291	388,190	—	4,000	1,799,481
	2006	90,961	(3)	200,000	102,470	340,838	—	7,500	741,766
James N.B. Rucker	2008	200,000		225,000	81,419	115,866	—	2,500	624,785
Chief Financial Officer	2007	200,000		275,000	56,766	113,254	—	4,000	649,020
	2006	200,000		200,000	56,927	83,945	—	1,500	542,372
Nicholas Themelis	2008	200,000		—	188,672	262,770	500,000	2,500	1,153,942
Chief Information Officer	2007	200,000		700,000	141,367	266,730	—	4,000	1,312,097
	2006	200,000		475,000	98,256	223,303	—	1,500	998,059

(1)	The amounts reported reflect the dollar amount recognized for financial statement reporting purposes for the fiscal years ended December 31, 2008, 2007 and 2006, in accordance with FAS 123R, of awards of restricted stock or stock options and thus include amounts from awards granted in and prior to 2008, without regard to the estimated forfeiture related to service-based vesting conditions. Assumptions used in the calculation of this amount are included in footnote 12 to the Company’s audited financial statements for the fiscal year ended December 31, 2008, included in the Company’s Annual Report on Form 10-K filed with the SEC on March 3, 2009. These amounts reflect the Company’s accounting expense for these awards and do not correspond to the actual amounts, if any, that will be recognized by the named executive officers.

(2)	These benefits represent employer matching contributions to the Company’s defined contribution plan and, in the case of Mr. Millet, reimbursement for legal fees in 2006.

(3)	Mr. Millet’s employment commenced in September 2006. His annualized base salary for 2006 was $300,000.

Grants of plan-based awards

The following table summarizes the grants of restricted stock and option awards we made to the named executive officers in 2008 as well as future payouts pursuant to certain performance-based equity compensation arrangements. There can be no assurance that the Grant Date Fair Value of Stock and Option Awards will ever be realized.

							All Other	All Other
			Estimated Future				Stock	Option
			Payouts				Awards:	Awards:		Grant Date
			Under Non-				Number of	Number of	Exercise or	Fair Value
			Equity Incentive				Shares of	Securities	Base Price	of Stock
			Plan Awards(1)	Estimated Future Payouts Under Equity Incentive Plan Awards(2)			Stock or	Underlying	of Option	and Option
	Grant	Approval	Target	Threshold	Target	Maximum	Units	Options	Awards	Awards
Name	Date	Date	($)	(#)	(#)	(#)	(#)(3)	(#)(4)	($/Sh)(5)	($)(6)

Richard M. McVey	6/05/2008	6/05/2008	$950,000	—	—	—	—	—	—	—
	1/15/2008	1/15/2008	—	34,300	68,600	102,900	—	—	—	749,798
	1/15/2008	1/15/2008	—	—	—	—	—	287,000	10.93	1,433,651
T. Kelley Millet	6/05/2008	6/05/2008	950,000	—	—	—	—	—	—	—
	1/15/2008	1/15/2008	—	13,700	27,400	41,100	—	—	—	299,482
	1/15/2008	1/15/2008	—	—	—	—	—	115,000	10.93	574,460
James N.B. Rucker	1/15/2008	1/15/2008	—	4,460	8,920	13,380	—	—	—	97,496
	1/15/2008	1/15/2008	—	—	—	—	7,000	—	—	76,510
	1/15/2008	1/15/2008	—	—	—	—	—	18,650	10.93	93,162
Nicholas Themelis	6/05/2008	6/05/2008	831,000	—	—	—	—	—	—	—
	1/15/2008	1/15/2008	—	8,600	17,200	25,800	—	—	—	187,996
	1/15/2008	1/15/2008	—	—	—	—	13,500	—	—	147,555
	1/15/2008	1/15/2008	—	—	—	—	—	35,850	10.93	179,082

(1)	Represents the grant of an award pursuant to the MarketAxess Holdings Inc. 2008 Code Section 162(m) Performance Incentive Program (the “2008 Incentive Program”), which was adopted by the Compensation Committee on March 28, 2008 and approved by the stockholders of the Company at the 2008 annual meeting of stockholders on June 5, 2008. As such awards do not have a threshold or maximum payout, the amounts disclosed in the table reflect the amounts that would have been payable to Messrs. McVey, Millet and Themelis if the 2008 Incentive Program had been in effect during 2007.

(2)	Reflects the number of performance shares that would vest based on the level of achievement by the Company of pre-tax operating income for the 2008 calendar year performance period. For each performance share earned, a participant would be awarded an equal number of shares of restricted stock that would vest and cease to be restricted stock in equal 50% installments on each of the second and third anniversaries of the date of grant of the applicable performance share award. The Company failed to meet the pre-tax operating income per share target for 2008 and, accordingly, all of the performance share awards were forfeited.

(3)	Restricted stock awards vest in three equal annual installments beginning on the first anniversary date of the grant.

(4)	Stock option awards vest in three equal annual installments beginning on the first anniversary of the grant.

(5)	The exercise price for stock options granted was equal to the closing price of the Company’s Common Stock on the date of grant.

(6)	The value of a restricted stock or stock option award is based on the fair value as of the grant date of such award determined pursuant to FAS 123R, and disregards estimates of forfeitures related to service-based vesting conditions. The proceeds to be paid to the individual following an exercise do not include the option exercise price, and the exercise price of option awards has not been deducted from the amounts indicated above. Regardless of the value placed on a stock option award on the grant date, the actual value of the stock option will depend on the market value of Common Stock at such date in the future when the stock option is exercised.

Outstanding equity awards at fiscal year end

The following table summarizes unexercised stock options, performance-based stock options with performance conditions that have not yet been satisfied and shares of restricted stock that have not vested and related information for each of our named executive officers as of December 31, 2008. The market value of restricted stock awards is based on the closing price of the Company’s Common Stock on December 31, 2008 of $8.16.

	Option Awards				Stock Awards
						Market
	Number of	Number of			Number of	Value of
	Securities	Securities			Shares or	Shares or
	Underlying	Underlying			Units of	Units of
	Unexercised	Unexercised	Option		Stock That	Stock That
	Options	Options	Exercise	Option	Have Not	Have Not
	(#)	(#)	Price	Expiration	Vested	Vested
Name	Exercisable(1)	Unexercisable(1)	($)	Date	(#)(2)	($)

Richard M. McVey	127,774	—	2.70	4/15/2012	255,000	2,080,800
	1,000,000	—	2.70	2/7/2013
	25,000	—	15.60	1/6/2015
	50,000	100,000	12.96	1/12/2017
	—	287,000	10.93	1/15/2018
T. Kelley Millet	200,000	300,000	10.25	9/13/2016	90,000	734,400
	—	115,000	10.93	1/15/2018
James N.B. Rucker	61,117	—	3.60	6/15/2011	19,000	155,040
	374	—	2.70	3/31/2012
	8,334	—	2.70	12/30/2012
	25,000	—	13.95	1/2/2014
	25,000	—	15.60	1/6/2015
	19,456	544	11.18	1/9/2016
	19,140	10,860	12.96	1/12/2017
	—	18,650	10.93	1/15/2018
Nicholas Themelis	100,000	—	13.95	2/25/2014	42,166	344,075
	40,000	—	15.60	1/6/2015
	43,776	1,224	11.18	1/9/2016
	47,850	27,150	12.96	1/12/2017
	—	35,850	10.93	1/15/2018

(1)	For options granted prior to 2008, one-third of the options vest on the first anniversary of the grant date and the balance vests in 24 equal monthly installments thereafter. Options granted in 2008 vest in three equal annual installments. The options granted to Mr. Millet in 2006 vest in five equal annual installments. Stock options will vest and become exercisable in the event of certain terminations of employment or upon a change in control of the Company. See “Executive Compensation — Potential termination or change in control payments and benefits” for additional information.

(2)	Each share of restricted stock represents one share of the Company’s Common Stock that is subject to forfeiture if the applicable vesting requirements are not met. Shares of restricted stock granted prior to 2007 vest in five equal annual installments commencing on the first anniversary of the date of grant. Shares of restricted stock granted in 2007 and 2008 vest in three equal annual installments commencing on the first anniversary of the date of grant. Shares of restricted stock will vest in the event of certain terminations of employment or upon a change in control of the Company. See “Executive Compensation — Potential termination or change in control payments and benefits” for additional information.

Option exercises and stock vested

The following table summarizes each exercise of stock options, each vesting of restricted stock and related information for each of our named executive officers on an aggregated basis during 2008.

	Option Awards		Stock Awards
	Number of Shares	Value Realized	Number of Shares	Value Realized
	Acquired on Exercise	on Exercise	Acquired on Vesting	on Vesting
Name	(#)	($)(1)	(#)	($)(2)

Richard M. McVey	—	—	87,000	828,849
T. Kelley Millet	—	—	30,000	216,510
James N.B. Rucker	35,176	69,763	4,500	42,871
Nicholas Themelis	—	—	11,334	118,981

(1)	Value realized represents the market value on the date of exercise in excess of the exercise price.

(2)	Value realized represents the market value on the date of vesting.

Employment agreements and severance arrangements with our named executive officers

Richard M. McVey Employment Agreement

In May 2004, we entered into an employment agreement with Richard M. McVey. The employment agreement provides that Mr. McVey will be employed by us as President, Chief Executive Officer and Chairman of the Board of Directors, and his employment may be terminated by him or by us at any time. Mr. McVey’s annual base salary under the agreement is $300,000 per year, which amount was increased in 2006 to $400,000. Mr. McVey is also eligible to receive an annual bonus in accordance with the Company’s annual performance incentive plan as in effect from time to time and is entitled to participate in all benefit plans and programs available to our other senior executives, at a level commensurate with his position. In connection with the hiring of Mr. Millet, Mr. McVey agreed to waive his right to serve as President of the Company.

Mr. McVey’s employment agreement provides for severance payments and benefits if his employment is terminated under various conditions. See “Executive Compensation — potential termination or change in control payments and benefits” below for a description of such payments and benefits.

For the purposes of Mr. McVey’s agreements, “Cause” generally means his:

•	willful misconduct or gross negligence in the performance of his duties;

•	conviction of, or plea of guilty or nolo contendere to, a crime relating to us or any of our affiliates or any felony; or

•	material breach of his employment agreement or any other material written agreement with us.

For purposes of Mr. McVey’s employment agreement, “Good Reason” generally means:

•	his no longer holding the title of President and Chief Executive Officer, or the failure of the Board to nominate him as a director or, once elected to the Board, the failure of the Board to elect him as Chairman;

•	a material diminution in his duties, authorities or responsibilities (other than as a result of his ceasing to be a director) or the assignment of duties or responsibilities materially adversely inconsistent with his then position;

•	our material breach of his employment agreement;

•	a relocation of his principal place of business of more than 50 miles; or

•	our failure to obtain a reasonably satisfactory written agreement from any successor to all or substantially all of our assets to assume and agree to perform our obligations under his employment agreement.

Mr. McVey elected not to exercise his right to resign for Good Reason for no longer holding the title of President in connection with Mr. Millet’s appointment as President.

For the purposes of Mr. McVey’s agreements, “Change in Control” generally means:

•	an acquisition representing 50% or more of the combined voting power of our then outstanding securities;

•	a change in the majority of the members of our Board during any two-year period, unless such members are approved by two-thirds of the Board members who were members at the beginning of such period or members whose nominations were so approved;

•	our merger or consolidation, other than (a) a transaction resulting in our voting securities outstanding immediately prior thereto continuing to represent more than 50% of the combined voting power of our voting securities or such surviving entity immediately after such transaction or (b) a transaction effected to implement a recapitalization (or similar transaction) in which no person acquires more than 50% of the combined voting power of our then outstanding securities; or

•	our stockholders’ approval of a plan of complete liquidation or the consummation of the sale or disposition of all or substantially all of our assets other than (a) the sale or disposition of all or substantially all of our assets to a beneficial owner of 50% or more of the combined voting power of our outstanding voting securities at the time of the sale or (b) pursuant to a spinoff type transaction of such assets to our stockholders.

T. Kelley Millet Employment Agreement

In September 2006, T. Kelley Millet commenced employment with us pursuant to an employment agreement entered into in August 2006. The agreement provides that Mr. Millet will be employed by us as President, and his employment may be terminated by him or by us at any time. Mr. Millet’s base salary under the agreement is $300,000 per year. Mr. Millet is also eligible to receive an annual bonus in accordance with the 2004 Annual Performance Plan. He is also entitled to participate in all benefit plans and programs available to our other senior executives, at a level commensurate with his position.

Mr. Millet’s employment agreement provides for severance payments and benefits if his employment is terminated under various conditions. See “Executive Compensation — potential termination or change in control payments and benefits” below for a description of such payments and benefits.

For the purposes of Mr. Millet’s agreement, “Cause” and “Change in Control” have the same meaning as provided above for Mr. McVey.

For purposes of Mr. Millet’s agreement, “Good Reason” generally means:

•	any reduction in his title;

•	a material diminution in his duties, authorities or responsibilities or the assignment of duties or responsibilities materially adversely inconsistent with his then position;

•	our material breach of his employment agreement;

•	a relocation of his principal place of business of more than 50 miles; or

•	our failure to obtain a reasonably satisfactory written agreement from any successor to all or substantially all of our assets to assume and agree to perform our obligations under his employment agreement.

Severance Pay Plan

Messrs. Rucker and Themelis do not have employment agreements with us but are entitled to severance payments and benefits under the Company’s Severance Pay Plan (the “Severance Plan”) in the event their employment is terminated by us for any reason other than a termination for Cause. The Severance Plan provides for up to 24 weeks of continued base salary and continued healthcare coverage based on the number of years of an employee’s consecutive service with us prior to termination. On September 22, 2008, the Severance Plan was amended to include an additional bonus payments for any employee whose employment terminates between September 22, 2008 and January 15, 2009, equal to 50% of the employee’s 2007 year-end bonus, prorated for the number of full calendar months (rounded up for service of at least one-half month) worked in calendar year 2008.

“Cause” is generally defined in the Severance Plan as (i) an employee’s act or omission resulting or intended to result in personal gain at our expense; (ii) an employee’s misconduct; (iii) performance of duties by an employee in a manner we deem to be materially unsatisfactory; (iv) “cause” (or words of like import) as defined in an agreement between us and the employee; or (v) an employee’s improper disclosure of proprietary or confidential information or trade secrets, or intellectual property that we are under a duty to protect.

As of December 31, 2008, Mr. Rucker had completed eight years of consecutive service with us and Mr. Themelis had completed four years of consecutive service with us. Had we terminated them without Cause on December 31, 2008, they would have been entitled to 24 and 16 weeks of continued base salary and continued healthcare coverage, respectively.

Proprietary Information and Non-Competition Agreements

Each of the named executive officers has entered into, and is subject to the terms of, a Proprietary Information and Non-Competition Agreement with us that contains, among other things, (i) certain provisions prohibiting disclosure of our confidential information without our prior written consent, (ii) certain non-competition provisions that restrict their engaging in certain activities that are competitive with us during their employment and for one year thereafter, and (iii) certain non-solicitation provisions that restrict their recruiting, soliciting or hiring our nonclerical employees or consultants, or soliciting any person or entity to terminate, cease, reduce or diminish their relationship with us, during their employment and for two years thereafter.

Loans to executive officers of the Company

Prior to enactment of the Sarbanes-Oxley Act in July 2002, we made two loans to Richard M. McVey, our Chief Executive Officer and Chairman of our Board of Directors. We entered into restricted stock purchase agreements with Mr. McVey on June 11, 2001 and July 1, 2001, respectively, in connection with his compensation package. Pursuant to these agreements, we sold an aggregate of 289,581 shares of our Common Stock to Mr. McVey at a purchase price of $3.60 per share. We loaned an aggregate of approximately $1,042,488 to Mr. McVey to finance his purchase of these shares. Mr. McVey executed secured promissory notes with us to document these loans. These promissory notes bear interest at an average rate of 5.69% per annum. The principal and accrued interest on each of these promissory notes is due and payable as follows: (1) 20% of the principal and accrued interest is due on the sixth anniversary of the issuance date; (2) an equal amount is due on each of the seventh, eighth, ninth and tenth anniversaries of the issuance date; and (3) the balance is due on the eleventh anniversary of the issuance date. Mr. McVey may prepay all or any part of any note at any time without paying a premium or penalty. A portion of the promissory notes, representing 80% of the aggregate purchase price, is non-recourse and the remaining portion of the promissory notes, representing 20% of the aggregate purchase price, is full-recourse. As security for his obligations under the promissory notes, Mr. McVey has pledged the 289,581 shares of our Common Stock acquired by him under the restricted stock purchase agreements described above. During 2008, Mr. McVey made principal and interest payments aggregating $293,400.

The loans described in the preceding paragraph were entered into prior to the passage of the Sarbanes-Oxley Act. Because of the prohibitions against certain loans under Section 402 of the Sarbanes-Oxley Act, we will not modify any of these outstanding loans, nor will we enter into new loans with any of our directors or executive officers, other than as permitted by applicable law at the time of the transaction.

Potential termination or change in control payments and benefits

Messrs. McVey and Millet are entitled to certain payments and benefits pursuant to their employment agreements and other agreements entered into between us and them upon a termination of their employment in certain circumstances or in the event of a Change in Control of the Company. Messrs. Rucker and Themelis do not have employment agreements with us but are entitled to severance payments and benefits under the Severance Plan and pursuant to certain equity grants.

The following tables estimate the payments we would be obligated to make to each of our named executive officers as a result of his termination or resignation under the circumstances shown or, in the case of Mr. McVey and Mr. Millet, because of a Change in Control, in each case assuming such event had occurred on December 31, 2008.

We have calculated these estimated payments to meet SEC disclosure requirements. The estimated payments are not necessarily indicative of the actual amounts any of our named executive officers would receive in such circumstances. The table excludes (i) compensation amounts accrued through December 31, 2008 that would be paid in the normal course of continued employment, such as accrued but unpaid salary, and (ii) vested account balances under our 401(k) Plan that are generally available to all of our salaried employees. Where applicable, the information in the table uses a price per share for our Common Stock of $8.16, the closing price on December 31, 2008. In addition, where applicable, the amounts reflected for bonuses reflect the actual amounts paid to the named executive officers for 2008, since the hypothetical termination or Change in Control date is the last day of the fiscal year for which the bonus is to be determined.

Certain of the stock options granted to our named executive officers would have become vested under certain circumstances; however, the tables below do not reflect any value for such vesting, as the exercise prices of the stock options held by our named executive officers are greater than the market value of the Common Stock on December 31, 2008 and therefore would not have had any value on December 31, 2008. The performance share award agreements entered into between us and each of our named executive officers in January 2008 provided for vesting of the performance shares under certain circumstances; however, the tables below do not reflect any value for such vesting as the performance metrics for the 2008 performance share grants were not achieved and therefore such shares were forfeited.

Payments and Benefits for Mr. McVey

				Restricted
	Base		Health	Stock	Payment
	Salary(1)	Bonus(2)	Benefits(3)	Acceleration(4)	Reduction(5)	Total
	($)	($)	($)	($)	($)	($)

Termination Without Cause Outside a Change in Control Protection Period (“CCPP”) and prior to a Non-Cash Transaction	400,000	600,000	11,983	550,800	—	1,562,783
Termination Without Cause Outside a CCPP and upon or following a Non-Cash Transaction	400,000	600,000	11,983	1,982,880	—	2,994,863
Termination Without Cause During a CCPP, but prior to a Change in Control	800,000	1,200,000	17,974	550,800	—	2,568,774
Termination Without Cause During a CCPP and upon or following a Change in Control	800,000	1,200,000	17,974	1,982,880		4,000,854
Termination for Good Reason Outside a CCPP	400,000	600,000	11,983	—	—	1,011,983
Termination for Good Reason During a CCPP in connection with a Cash Transaction	800,000	1,200,000	17,974	1,982,880		4,000,854
Termination for Good Reason During a CCPP in connection with a Non-Cash Transaction	800,000	1,200,000	17,974	—	—	2,017,974
Cash Transaction — No Termination	—	—	—	1,982,880	—	1,982,880
Death or disability	400,000	600,000	11,983	1,982,880	—	2,994,863

(1)	Mr. McVey’s employment agreement provides that (i) if his employment is terminated outside of a Change in Control Protection Period (as defined below) for any reason other than his voluntary resignation without Good Reason or by us for Cause (a “Non-Change in Control Termination”), he will receive continued payment of his base salary for 12 months following termination, or (ii) if he resigns for Good Reason or his employment is terminated for any reason other than his resignation without Good Reason, his death or by us for Cause, in any case, within three months prior to, or, within 18 months after, a Change in Control (such period a “Change in Control Protection Period” or

“CCPP” and any such termination a “Change in Control Termination”), then he will receive continued payment of his base salary for 24 months following termination.

(2)	Mr. McVey’s employment agreement provides that in the event of a Non-Change in Control Termination, he will receive an amount equal to his average annual cash bonus for the three years prior to termination (payable in 12 equal monthly installments), or two times such amount in the event of a Change in Control Termination (payable in 24 equal monthly installments).

(3)	Mr. McVey’s employment agreement provides that we will pay the cost of continuation health coverage for up to 12 months following a Non-Change in Control Termination or for up to 18 months following a Change in Control Termination.

(4)	Pursuant to the Restricted Stock Agreement between us and Mr. McVey made as of January 31, 2006:

• all unvested restricted shares will fully vest upon his death or disability;

• subject to the last bullet below, 67,500 shares of restricted stock (or, if less, the entire unvested amount) will fully vest if we terminate his employment without Cause;

• in the event of a Change in Control in which the holders of our Common Stock receive cash (a “Cash Transaction”), the portion of the restricted stock that is exchanged for cash will immediately vest prior to the Change in Control; and

• in the event of a Change in Control in which any other consideration is paid (a “Non-Cash Transaction”), the portion of the restricted stock that is exchanged for such consideration will immediately vest upon a termination of his employment by us (or any successor) without Cause following such Change in Control.

(5)	Mr. McVey’s employment agreement provides that if any payments or benefits paid or provided to him would be subject to, or result in, the imposition of the excise tax imposed by Section 4999 of the Internal Revenue Code, then the amount of such payments will be automatically reduced to one dollar less than the amount that subjects such payment to the excise tax, unless he would, on a net after-tax basis, receive less compensation than if the payment were not so reduced.

Payments and Benefits for Mr. Millet

				Restricted
	Base		Health	Stock	Payment
	Salary(1)	Bonus(2)	Benefits(3)	Acceleration(4)	Reduction(5)	Total
	($)	($)	($)	($)	($)	($)

Termination Without Cause or for Good Reason Outside a CCPP	150,000	625,000	5,991	244,800	—	1,025,791
Termination Without Cause or for Good Reason During a CCPP	150,000	625,000	11,983	734,400	—	1,521,383
Cash or Privatization Transaction — No Termination	—	—	—	734,400	—	734,400
Death/ Disability	150,000	625,000	5,991	734,400	—	1,515,391

(1)	Mr. Millet’s employment agreement provides that if his employment is terminated for any reason other than his voluntary resignation without Good Reason or by us for Cause, he will receive continued payment of his base salary for six months following termination.

(2)	Mr. Millet’s employment agreement provides that if his employment is terminated for any reason other than his voluntary resignation without Good Reason or by us for Cause, he will receive an amount equal to his average annual cash bonus for up to three years prior to termination (in either case, payable in 12 equal semi-monthly installments).

(3)	Mr. Millet’s employment agreement provides that we will pay the cost of continuation health coverage for up to six months following a Non-Change in Control Termination or for up to 12 months following a Change in Control Termination.

(4)	Pursuant to the Restricted Stock Agreement between us and Mr. Millet made as of September 13, 2006:

• all unvested restricted shares will fully vest upon his death or disability;

• subject to the last bullet below, 30,000 shares of restricted stock (or, if less, the entire unvested amount) will fully vest if we terminate his employment without Cause or he resigns for Good Reason;

• in the event of a Cash Transaction or a Change in Control following which our Common Stock is no longer publicly traded (a “Cash or Privatization Transaction”), then all unvested restricted shares will fully vest immediately prior to the Change in Control; and

• in the event of any other Change in Control, then all unvested shares of restricted stock will vest upon such Change in Control if it occurs during a Change in Control Protection Period

(5)	Mr. Millet’s employment agreement provides that if any payments or benefits paid or provided to him would be subject to, or result in, the imposition of the excise tax imposed by Section 4999 of the Internal Revenue Code, then the amount of such payments will be automatically reduced to one dollar less than the amount that subjects such payment to the excise tax, unless he would, on a net after-tax basis, receive less compensation than if the payment were not so reduced.

Payments and Benefits for Mr. Rucker

				Restricted
	Base		Health	Stock
	Salary(1)		Benefits(3)	Acceleration		Total
	($)	Bonus(2)	($)	($)		($)

Termination Without Cause	92,308	137,500	5,991	—		235,779
Termination Without Cause within 24 months following a Change in Control	92,308	137,500	5,991	57,120	(4)	292,919
Death/Disability	—	—	—	28,560	(5)	28,560

(1)	In accordance with the Severance Plan, Mr. Rucker is entitled to 24 weeks of continued base salary upon a termination of his employment without Cause.

(2)	In accordance with the Severance Plan, Mr. Rucker is entitled to an amount equal to 50% of his 2007 bonus upon a termination of his employment without Cause prior to January 15, 2009.

(3)	In accordance with the Severance Plan, Mr. Rucker is entitled to 24 weeks of continued healthcare coverage upon a termination of his employment without Cause.

(4)	Pursuant to the Restricted Stock Agreement between us and Mr. Rucker made as of January 15, 2008, all unvested shares of restricted stock will fully vest upon a termination of his employment without Cause that occurs within 24 months following a Change in Control (as such terms are defined in the Company’s 2004 Stock Incentive Plan).

(5)	Pursuant to the Restricted Stock Agreement between us and Mr. Rucker made as of January 15, 2008, 50% of the unvested shares of restricted stock will vest upon his death or disability.

Payments and Benefits for Mr. Themelis

				Restricted
	Base		Health	Stock
	Salary(1)		Benefits(3)	Acceleration		Total
	($)	Bonus(2)	($)	($)		($)

Termination Without Cause	61,538	350,000	3,994	—		415,532
Termination Without Cause within 24 months following a Change in Control	61,538	350,000	3,994	110,160	(4)	525,692
Death/Disability	—	—	—	55,080	(5)	55,080

(1)	In accordance with the Severance Plan, Mr. Themelis is entitled to 16 weeks of continued base salary upon a termination of his employment without Cause.

(2)	In accordance with the Severance Plan, Mr. Themelis is entitled to an amount equal to 50% of his 2007 bonus upon a termination of his employment without Cause prior to January 15, 2009.

(3)	In accordance with the Severance Plan, Mr. Themelis is entitled to 16 weeks of continued healthcare coverage upon a termination of his employment without Cause.

(4)	Pursuant to the Restricted Stock Agreement between us and Mr. Themelis made as of January 15, 2008, all unvested shares of restricted stock will fully vest upon a termination of his employment without Cause that occurs within 24 months following a Change in Control (as such terms are defined in the Company’s 2004 Stock Incentive Plan).

(5)	Pursuant to the Restricted Stock Agreement between us and Mr. Themelis made as of January 15, 2008, 50% of the unvested shares of restricted stock will vest upon his death or disability.

Director compensation

Each non-employee director receives an annual retainer of $50,000. The Lead Independent Director receives a supplemental annual retainer of $10,000 and the chairman of the Nominating and Corporate Governance Committee receives a supplemental annual retainer of $7,500. The supplemental annual retainer for the chairman of the Audit Committee is $15,000 and the supplemental annual retainer for the chairman of the Compensation Committee is $10,000. In addition, each non-employee director receives $1,500 for each meeting of our Board of Directors, $2,000 for each meeting of the Audit Committee, and $1,000 for each meeting of the Compensation Committee and the Nominating and Corporate Governance Committee that the director attends. In August 2008, we granted 4,225 shares of restricted stock and options to purchase 4,225 shares of our Common Stock to each non-employee director, other than Mr. Hernandez. One-half of these awards vested on November 30, 2008 and the balance vests on May 31, 2009. The exercise price of the stock options is equal to the fair market value of the stock

($9.72 per share) on the date of grant. These awards were made under the Company’s 2004 Stock Incentive Plan (Amended and Restated Effective April 28, 2006) (the “Stock Incentive Plan”). The Board of Directors recommends, reviews and oversees the stock option plans for our non-employee directors. We expect to continue to compensate our non-employee directors with a combination of cash and equity awards.

Mr. Trudeau has informed the Company of his obligation to transfer to TCV VI Management, L.L.C. (“TCM VI”) any and all cash and equity compensation paid to him by the Company in his capacity as a director of the Company. Mr. Trudeau is a member of TCM VI. Mr. Trudeau has the sole voting and dispositive power over the shares of restricted stock and options granted to him; however, TCM VI owns 100% of the pecuniary interest therein. Mr. Trudeau disclaims beneficial ownership of such securities except to the extent of his pecuniary interest therein.

Prior to April 2009, Mr. Hernandez’ employer, JPMorgan, did not permit Mr. Hernandez to receive compensation for his service as a director and therefore he received no cash payments or grants of restricted stock or stock options from us prior to such date. Effective April 2009, Mr. Hernandez receives compensation for his services as a director on the same terms as our other non-employee directors.

The Company and the Board of Directors believe that equity-based awards are an important factor in aligning the long-term financial interest of the non-employee directors and stockholders. As such, in October 2007 the Board of Directors adopted stock ownership guidelines for the non-employee directors requiring that they hold not less than a number of shares of Common Stock equal in value to two times the annual base cash retainer payable to a director, calculated as of the October 24, 2007 effective date of the policy. All non-employee directors must be in compliance within the later of three years from the effective date of the policy or three years after the director becomes a Board member, and the designated level of ownership must be maintained throughout the non-employee director’s service with the Company. Only shares of Common Stock owned outright in any form, including shares purchased and held personally and vested restricted shares, count toward the minimum ownership requirement; unvested stock options and unvested restricted shares are excluded. Currently, all non-employee directors are in compliance, other than Mr. Burkhardt, who joined the Board in July 2007, Mr. Hernandez, who did not receive director compensation from the Company prior to April 2009, and Mr. Trudeau, who joined the Board in July 2008. Messrs. Burkhardt, Hernandez and Trudeau are expected to be in compliance within the required timeframe.

Director Compensation for Fiscal 2008

	Fees Earned or
	Paid in Cash	Stock Awards	Option Awards	Total
Name	($)	($)(1)(2)	($)(1)(2)	($)

Roger Burkhardt	65,000	41,667	17,363	124,030
Stephen P. Casper	90,500	41,667	17,363	149,530
David G. Gomach	94,000	41,667	17,363	153,030
Carlos M. Hernandez	—	—	—	—
Ronald M. Hersch	77,000	41,667	17,363	136,030
Wayne D. Lyski	22,333	17,640	7,774	47,747
Jerome S. Markowitz	77,000	41,667	17,363	136,030
Nicolas S. Rohatyn	81,167	41,667	17,363	140,197
John Steinhardt	78,583	41,667	17,363	137,613
Robert W. Trudeau	28,517	24,027	9,589	62,133

(1)	The amounts reported reflect the dollar amount recognized for financial statement reporting purposes for the fiscal year ended December 31, 2008, in accordance with Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“FAS 123R”), without regard to the estimated forfeiture related to service-based vesting conditions, of awards pursuant to the Stock Incentive Plan, and thus include amounts attributable to awards granted in and prior to 2008. Assumptions used in the calculation of this amount are included in footnote 12 to the Company’s audited financial statements for the fiscal year ended December 31, 2008, included in the Company’s Annual Report on Form 10-K filed with the SEC on March 3, 2009. The amounts reflect the accounting expense for these awards and do not correspond to the actual value that may be recognized by such persons with respect to these awards.

(2)	The table below sets forth information regarding the aggregate number of stock awards and the aggregate number of options awards outstanding at the end of fiscal year 2008 for each non-employee director:

	Aggregate Number of Stock	Aggregate Number of Option
	Awards Outstanding at	Awards Outstanding at
	Fiscal Year End (#)	Fiscal Year End (#)

Roger Burkhardt	2,113	6,725
Stephen P. Casper	2,113	26,725
David G. Gomach	2,113	21,725
Carlos M. Hernandez	—	—
Ronald M. Hersch	2,113	26,725
Jerome S. Markowitz	2,113	35,059
Nicolas S. Rohatyn	2,113	35,059
John Steinhardt	2,113	26,725
Robert W. Trudeau(*)	2,113	4,225

(*)	Pursuant to a Form 4 filed by Mr. Trudeau on August 5, 2008, these shares of restricted stock and stock options are held directly by Mr. Trudeau, who has sole voting and dispositive power of these securities. However, TCM VI, of which Mr. Trudeau is a member, owns 100% of the pecuniary interest in such securities. Mr. Trudeau disclaims beneficial ownership of such securities except to the extent of his pecuniary interest therein.

Compensation Committee interlocks and insider participation

No member of our Board’s Compensation Committee has served as one of our officers or employees at any time. None of our executive officers serves as a member of the compensation committee of any other company that has an executive officer serving as a member of our Board of Directors. None of our executive officers serves as a member of the board of directors of any other company that has an executive officer serving as a member of our Board’s Compensation Committee.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information regarding the beneficial ownership of the Company’s Common Stock as of April 7, 2009 by (i) each person or group of affiliated persons known by us to beneficially own more than five percent of our Common Stock, (ii) each of our named executive officers, (iii) each of our directors and nominees for director and (iv) all of our directors and executive officers as a group.

The following table gives effect to the shares of Common Stock issuable within 60 days of April 7, 2009 upon the exercise of all options and other rights beneficially owned by the indicated stockholders on that date. Beneficial ownership is determined in accordance with Rule 13d-3 promulgated under Section 13 of the Securities Exchange Act of 1934, as amended, and includes voting and investment power with respect to shares. Percentage of beneficial ownership is based on 31,709,004 shares of Common Stock outstanding at the close of business on April 7, 2009. Except as otherwise noted below, each person or entity named in the following table has sole voting and investment power with respect to all shares of our Common Stock that he, she or it beneficially owns.

Unless otherwise indicated, the address of each beneficial owner listed below is c/o MarketAxess Holdings Inc., 140 Broadway, 42nd Floor, New York, New York 10005.

	Common Stock		Series B Preferred Stock
	Number of		Number of
	Shares	Percentage	Shares	Percentage
	Beneficially	of Stock	Beneficially	of Stock
	Owned	Owned	Owned	Owned

5% Stockholders
Entities related to Technolgy Crossover Ventures(1)	4,208,450	11.72%	35,000	100.00%
J.P. Morgan Partners (23A), L.P.(2)	1,171,408	3.65%	—	—
LabMorgan Corporation(3)	2,404,818	7.50%	—	—
Total for entities affiliated with J.P. Morgan Chase & Co.	3,204,818	9.99%	—	—
Burgandy Asset Management Ltd.(4)	2,761,623	8.71%	—	—
Royce & Associates, L.L.C.(5)	2,567,300	8.10%	—	—
Kornitzer Capital Management, Inc.(6)	2,297,006	7.24%	—	—
Barclays Global Investors NA(7)	1,591,977	5.02%	—	—
Keeley Asset Management Corp.(8)	1,584,000	5.00%	—	—
Named Executive Officers and Directors
Richard M. McVey(9)	2,986,494	9.03%	—	—
Roger Burkhardt(10)	13,450	*	—	—
Stephen P. Casper(11)	43,450	*	—	—
David G. Gomach(12)	43,450	*	—	—
Carlos M. Hernandez(13)	—	—	—	—
Ronald M. Hersch(11)	43,450	*	—	—
Jerome S. Markowitz(14)	61,298	*	—	—
T. Kelley Millet(15)	512,399	1.60%	—	—
Nicolas S. Rohatyn(16)	51,784	*	—	—
John Steinhardt(11)	43,450	*	—	—
Robert W. Trudeau(1)	4,208,450	11.72%	35,000	100.00%
James N.B. Rucker(17)	305,770	*	—	—
Nicholas Themelis(18)	375,518	1.17%	—	—
All Executive Officers and Directors as a Group (13 persons)(19)	8,688,963	22.80%	35,000	100.00%

*	Less than 1%.

(1)	Consists of (i) 3,472,653 shares of Common Stock issuable upon conversion of shares of Series B Preferred Stock held by TCV VI, L.P. (“TCV VI”), (ii) 694,530 shares of Common Stock issuable upon exercise of warrants held by TCV VI, (iii) 27,347 shares of Common Stock issuable upon conversion of shares of Series B Preferred Stock held by TCV Member Fund, L.P. (“TCV MF” and, together with TCV VI, the “TCV VI Funds”), (iv) 5,470 shares of Common Stock issuable upon exercise of warrants held by TCV MF, (v) 2,111 shares of Common Stock held by TCM VI, (vi) 2,114 shares of Common Stock held directly by Robert W. Trudeau and (vii) 4,225 shares of Common Stock issuable upon exercise of stock options held directly by Mr. Trudeau. The TCV VI Funds are organized as “blind pool” partnerships in which the limited partners (or equivalents) have no discretion over investment or sale decisions, are not able to withdraw from TCV VI Funds, except under exceptional circumstances, and generally participate ratably in each investment made by the TCV VI Funds. The sole General Partner of TCV VI and a General Partner of TCV MF is TCM VI. Mr. Trudeau, a director of the Company, is a member of TCM VI. Mr. Trudeau and TCM VI share voting and dispositive power with respect to the shares beneficially owned by the TCV VI Funds. Mr. Trudeau and TCM VI disclaim beneficial ownership of any shares held by the TCV VI Funds except to the extent of their respective pecuniary interests therein. Mr. Trudeau has the sole voting and dispositive power over the stock options held directly by him, any shares issuable upon the exercise of such stock options, and the shares held directly by him; however TCM VI owns 100% of the pecuniary interest in such stock options and any such shares. Mr. Trudeau disclaims beneficial ownership of such stock options, any shares to be issued upon exercise of such stock options, any shares held directly by him, and any shares held by TCM VI and the TCV VI Funds except to the extent of his pecuniary interest therein.

(2)	Information regarding J.P. Morgan Partners (23A), L.P. was obtained from a Schedule 13G filed by J.P. Morgan Partners (23A), L.P. with the SEC. Consists of 800,000 shares of Common Stock and 371,408 shares of Common Stock issuable upon conversion of shares of non-

voting common stock that are presently convertible. Excludes 853,909 shares of non-voting common stock, because the terms of the non-voting common stock contain a limitation on acquiring shares of Common Stock if the conversion would result in the holder beneficially owning more than 9.99% of our outstanding Common Stock. In total, 1,225,317 shares of non-voting common stock are owned by the holder. The general partner of J.P. Morgan Partners (23A), L.P. is J.P. Morgan Partners (23A Manager), Inc., an indirect wholly-owned subsidiary of JPMorgan Chase & Co. The principal business address of J.P. Morgan Partners (23A), L.P. is 270 Park Avenue, New York, NY 10017.

(3)	Information regarding LabMorgan Corporation was obtained from a Schedule 13G filed by LabMorgan Corporation with the SEC. Consists of 2,033,410 shares of Common Stock and an aggregate of 371,408 shares of Common Stock issuable upon conversion of shares of non-voting common stock that are presently convertible. Excludes 988,929 shares of non-voting common stock because the terms of the non-voting common stock contain a limitation on acquiring shares of Common Stock if the conversion would result in the holder beneficially owning more than 9.99% of our outstanding Common Stock. In total, 1,360,337 shares of non-voting common stock are owned by the holder. LabMorgan Corporation is a direct wholly-owned subsidiary of JPMorgan Chase & Co. The principal business address of LabMorgan Corporation is 270 Park Avenue, New York, NY 10017.

(4)	Information regarding Burgandy Asset Management Ltd. was obtained from a Schedule 13G filed by Burgandy Asset Management Ltd. with the SEC. The principal business address of Burgandy Asset Management Ltd. is 181 Bay Street, Suite 4510, Toronto, Ontario M5J 2T3.

(5)	Information regarding Royce & Associates, LLC was obtained from a Schedule 13G filed by Royce & Associates, LLC with the SEC. The principal business address of Royce & Associates, LLC is 1414 Avenue of the Americas, New York, NY 10019.

(6)	Information regarding Kornitzer Capital Management, Inc. was obtained from a Schedule 13G filed by Kornitzer Capital Management, Inc. with the SEC. The principal business address of Kornitzer Capital Management, Inc. is 5420 West 61st Place, Shawnee Mission, KS 66205.

(7)	Information regarding Barclays Global Investors, NA was obtained from a Schedule 13G filed by Barclays Global Investors, NA with the SEC. Barclays Global Investors NA and Barclays Global Fund Advisors hold shares in trust accounts for the economic benefit of the beneficiaries of those accounts. The principal business address of Barclays Global Investors NA is 400 Howard Street, San Francisco, CA 94105.

(8)	Information regarding Keeley Asset Management Corp. was obtained from a Schedule 13G filed by Keeley Asset Management Corp. with the SEC. The principal business address of Keeley Asset Management Corp. is 401 South LaSalle Street, Chicago, IL 60605.

(9)	Consists of (i) 796,784 shares of Common Stock owned by Mr. McVey individually; (ii) 346,115 shares of unvested restricted stock; (iii) 1,348,441 shares of Common Stock issuable pursuant to stock options granted to Mr. McVey that are or become exercisable within 60 days; and (iv) 495,154 shares of Common Stock owned of record by a trust for the benefit of Mr. McVey and his family members. Does not include 241,333 shares of Common Stock issuable pursuant to stock options or 48,848 performance shares that are not exercisable within 60 days.

(10)	Consists of (i) 4,612 shares of Common Stock held individually; (ii) 2,113 shares of unvested restricted stock; and (iii) 6,725 shares of Common Stock issuable pursuant to stock options that are or become exercisable within 60 days.

(11)	Consists of (i) 14,612 shares of Common Stock held individually; (ii) 2,113 shares of unvested restricted stock; and (iii) 26,725 shares of Common Stock issuable pursuant to stock options that are or become exercisable within 60 days.

(12)	Consists of (i) 19,612 shares of Common Stock held individually; (ii) 2,113 shares of unvested restricted stock; and (iii) 21,725 shares of Common Stock issuable pursuant to stock options that are or become exercisable within 60 days.

(13)	Does not include shares of Common Stock and other MarketAxess securities held by J.P. Morgan Partners (23A SBIC), L.P. or LabMorgan Corporation, each of which is a direct wholly-owned subsidiary of JPMorgan Chase & Co. Mr. Hernandez disclaims beneficial ownership of such shares.

(14)	Consists of (i) 17,319 shares of Common Stock held by Mr. Markowitz individually; (ii) 2,113 shares of unvested restricted stock held by Mr. Markowitz; (iii) 35,059 shares of Common Stock issuable pursuant to stock options granted to Mr. Markowitz that are or become exercisable within 60 days; and (iv) 6,807 shares of Common Stock held by Mr. Markowitz in joint tenancy with his spouse.

(15)	Consists of (i) 97,291 shares of Common Stock held individually; (ii) 176,774 shares of unvested restricted stock; and (iii) 238,334 shares of Common Stock issuable pursuant to stock options that are or become exercisable within 60 days. Does not include 576,666 shares of Common Stock issuable pursuant to stock options or 23,798 performance shares that are not exercisable within 60 days.

(16)	Consists of (i) 14,612 shares of Common Stock held individually; (ii) 2,113 shares of unvested restricted stock; and (iii) 35,059 shares of Common Stock issuable pursuant to stock options that are or become exercisable within 60 days.

(17)	Consists of (i) 102,884 shares of Common Stock held in joint tenancy with his spouse; (ii) 32,718 shares of unvested restricted stock; and (iii) 170,168 shares of Common Stock issuable pursuant to stock options that are or become exercisable within 60 days. Does not include 18,307 shares of Common Stock issuable pursuant to stock options or 5,636 performance shares that are not exercisable within 60 days.

(18)	Consists of (i) 32,548 shares of Common Stock held in joint tenancy with his spouse; (ii) 85,705 shares of unvested restricted stock; and (iii) 257,265 shares of Common Stock issuable pursuant to stock options that are or become exercisable within 60 days. Does not include 38,585 shares of Common Stock issuable pursuant to stock options or 16,283 performance shares that are not exercisable within 60 days.

(19)	Consists of (i) 1,633,571 shares of Common Stock; (ii) 658,216 shares of unvested restricted stock; (iii) 2,197,176 shares of Common Stock issuable pursuant to stock options that are or become exercisable within 60 days, (iv) 700,000 shares of Common Stock issuable pursuant to warrants that are currently exercisable and (v) 3,500,000 shares of Common Stock issuable upon the conversion of 35,000 shares of Series B Preferred Stock. Does not include 674,891 shares of Common Stock issuable pursuant to stock options or 94,565 performance shares that are not exercisable within 60 days.

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

Certain Relationships and Related Transactions

Our related parties include our directors, director nominees, executive officers and holders of more than five percent of the outstanding shares of our Common Stock. Set forth in this section is information concerning transactions with our related parties.

Principal stockholder broker-dealer clients

JPMorgan, one of our broker-dealer clients, owns more than five percent of the outstanding shares of our Common Stock. See Security Ownership of Certain Beneficial Owners and Management. For the year ended December 31, 2008, $5.9 million, or 6.4% of our total revenues, were generated by JPMorgan.

We have separate agreements with each of our broker-dealer clients, including JPMorgan. These agreements govern each such broker-dealer’s access to, and activity on, our electronic trading platform. The term of the agreements is generally three years, with automatic annual renewal thereafter unless notice to terminate is given by a party at least 30 days prior to automatic renewal. Under each agreement, the broker-dealer is granted a worldwide, non-exclusive and non-transferable license to use our electronic trading platform. The broker-dealer agrees to supply us, on a non-exclusive basis, with indicative prices and quantities of a minimum number of fixed-income instruments for our inventory pages. We may only provide the pricing and other content provided by a broker-dealer to those of our institutional investor clients approved by the broker-dealer to receive such content. Additionally, institutional investors must be approved by a broker-dealer before being able to engage in transactions on our platform. These agreements also provide for the fees and expenses to be paid by the broker-dealers for their use of our electronic trading platform.

Indemnification agreements

We have entered into an indemnification agreement with each of our outside directors. The indemnification agreements and our certificate of incorporation and bylaws require us to indemnify our directors and officers to the fullest extent permitted by Delaware law.

Registration rights agreement

JPMorgan, along with certain other holders of our Common Stock, are party to our sixth amended and restated registration rights agreement. Stockholders who are a party to this agreement are provided certain rights to demand registration of shares of Common Stock and to participate in a registration of our Common Stock that we may decide to do, from time to time. Generally, we have agreed to pay all expenses of any registration pursuant to the registration rights agreement, except for underwriters’ discounts and commissions.

Robert W. Trudeau

Mr. Trudeau is a member of TCM VI which is the sole general partner of TCV VI and a general partner of TCV MF. Mr. Trudeau and TCM VI share voting and dispositive power with respect to the shares of Series B Preferred Stock, and the shares of Common Stock that the Series B Preferred Stock may be converted into, beneficially owned by the TCV VI Funds. Mr. Trudeau and TCM VI disclaim beneficial ownership of any shares held by the TCV VI Funds except to the extent of their respective pecuniary interests therein. Mr. Trudeau holds options to purchase 4,225 shares of Common Stock, of which 2,113 shares are fully vested and exercisable, and 2,111 shares of Common Stock. Mr. Trudeau has the sole voting and dispositive power over the options, any shares of Common Stock issuable upon the exercise of the options, and the shares of Common Stock held directly by him; however, TCM VI owns 100% of the pecuniary interest in such options, any shares to be issued upon exercise of such options and the shares of Common Stock held directly by Mr. Trudeau. In addition, as more fully discussed under “Corporate Governance and Board Matters — Director Compensation,” Mr. Trudeau receives an annual retainer for his service as a director.

Director Independence

The Board of Directors has determined that seven of our nominees for director, Messrs. Burkhardt, Casper, Gomach, Hersch, Markowitz, Rohatyn, and Steinhardt, as well as Mr. Trudeau, who was elected to the Board of Directors by the holders of the Series B Preferred Stock pursuant to the terms thereof, currently meet the independence requirements contained in the NASDAQ listing standards and applicable tax and securities rules and regulations. None of these directors has a relationship with the Company or its subsidiaries which would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. Each of these directors is “independent” as defined within the meaning of the NASDAQ listing standards. In compliance with the NASDAQ listing standards, we have a Board of Directors comprised of a majority of independent directors.

The NASDAQ listing standards have both objective tests and a subjective test for determining who is an “independent director.” The objective tests state, for example, that a director is not considered independent if he is an employee of the Company or is a partner in or executive officer of an entity to which the Company made, or from which the Company received, payments in the current or any of the past three fiscal years that exceed 5% of the recipient’s consolidated gross revenue for that year. The subjective test states that an independent director must be a person who lacks a relationship that, in the opinion of the Board, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.

None of the non-employee directors were disqualified from “independent” status under the objective tests. In assessing independence under the subjective test, the Board took into account the standards in the objective tests, and reviewed and discussed additional information provided by the directors and the Company with regard to each director’s business and personal activities as they may relate to MarketAxess’ management. Based on all of the foregoing, as required by the NASDAQ listing standards, the Board made a substantive determination as to each of the eight independent directors that no relationship exists which, in the opinion of the Board, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. After reviewing the relationship between the Company and Mr. Hernandez’s employer, JP Morgan Chase & Co. (“JPMorgan”), the Company has decided not to treat Mr. Hernandez as an independent director for purposes of the NASDAQ listing standards and applicable SEC rules. In making this determination, the Board considered that JPMorgan represented less than 10% of the Company’s annual revenue in each of 2008, 2007 and 2006, and has from time to time provided certain investment banking services to the Company, including acting as an underwriter of our initial public offering in 2004.

The Board has not established categorical standards or guidelines to make these subjective determinations, but considers all relevant facts and circumstances.

In addition to Board-level standards for director independence, the directors who serve on the Audit Committee each satisfy standards established by the SEC providing that to qualify as “independent” for purposes of membership on the Audit Committee, members of audit committees may not accept directly or indirectly any consulting, advisory or other compensatory fee from the Company other than their director compensation. Also, each of the directors who serve on the Compensation Committee has been determined to be a “non-employee director” for purposes of the applicable SEC rules and regulations and an “outside director” for purposes of the applicable tax rules.

In making its independence determinations, the Board considered transactions occurring since the beginning of 2006 between the Company and entities associated with the independent directors or members of their immediate family. In each case, the Board determined that, because of the nature of the director’s relationship with the entity and/or the amount involved, the relationship did not impair the director’s independence. The Board’s independence determinations included reviewing the following relationships:

•	Mr. Casper was previously an executive officer of FFTW, which represented less than 1% of the Company’s annual revenue in each of the past three years. FFTW is a wholly-owned subsidiary of BNP Paribas, which represented less than 10% of the Company’s annual revenue in each of the past three years.

•	Mr. Hersch was previously an employee, but not an executive officer, of Bear, Stearns & Co., Inc., which represented less than 5% of the Company’s annual revenue in each of the past three years.

•	Mr. Rohatyn is an executive officer of TRG Management L.P., the investment manager of the TRG Global Opportunity Master Fund, Ltd. TRG Global Opportunity Master Fund, Ltd. represented less than 1% of the Company’s annual revenue in each of the past three years.

•	Mr. Steinhardt was previously an employee, but not an executive officer, of JPMorgan, which represented less than 10% of the Company’s annual revenue in each of the past three years.

Item 14.	Principal Accounting Fees and Services.

Audit and other fees

The aggregate fees billed by our independent registered public accounting firm, PricewaterhouseCoopers LLP (“PwC”), for professional services rendered in connection with the audit of our annual financial statements set forth in our Annual Report on Form 10-K for the years ended December 31, 2008 and 2007 and the audit of our broker-dealer subsidiaries’ annual financial statements, as well as fees paid to PwC for tax compliance and planning and other services, are set forth below.

Except as set forth in the following sentence, the Audit Committee, or a designated member thereof, preapproves 100% of all audit, audited-related, tax and other services rendered by PwC to the Company or its subsidiaries. The Audit Committee has authorized the Chief Executive Officer and the Chief Financial Officer to purchase permitted non-audit services rendered by PwC to the Company or its subsidiaries up to and including a limit of $10,000 per service and an annual limit of $20,000.

Immediately following the completion of each fiscal year, the Company’s independent registered public accounting firm shall submit to the Audit Committee (and the Audit Committee shall request from the independent registered public accounting firm), as soon as possible, a formal written statement describing: (i) the independent registered public accounting firm’s internal quality-control procedures; (ii) any material issues raised by the most recent internal quality-control review or peer review of the independent registered public accounting firm, or by any inquiry or investigation by governmental or professional authorities, within the preceding five years, respecting one or more independent audits carried out by the independent registered public accounting firm, and any steps taken to deal with any such issues; and (iii) all relationships between the independent registered public accounting firm and the Company, including at least the matters set forth in Independence Standards Board Standard No. 1 (Independence Discussion with Audit Committees), in order to assess the independent registered public accounting firm’s independence.

Immediately following the completion of each fiscal year, the independent registered public accounting firm also shall submit to the Audit Committee (and the Audit Committee shall request from the independent registered public accounting firm), a formal written statement of the fees billed by the independent registered public accounting firm to the Company in each of the last two fiscal years for each of the following categories of services rendered by the independent registered public accounting firm: (i) the audit of the Company’s annual financial statements and the reviews of the financial statements included in the Company’s Quarterly Reports on Form 10-Q or services that are normally provided by the independent registered public accounting firm in connection with statutory and regulatory filings or engagements; (ii) assurance and related services not included in clause (i) that are reasonably related to the performance of the audit or review of the Company’s financial statements, in the aggregate and by each service; (iii) tax compliance, tax advice and tax planning services, in the aggregate and by each service; and (iv) all other products and services rendered by the independent registered public accounting firm, in the aggregate and by each service.

Set forth below is information regarding fees paid by the Company to PwC during the fiscal years ended December 31, 2008 and 2007.

Fee Category	2008	2007

Audit Fees(1)	1,359,823	1,358,785
Tax Fees(2)	29,450	61,800
Audit Related Fees	12,577	—
All Other Fees	3,251	3,651

Total	$1,405,102	$1,424,236

(1)	The aggregate fees incurred include amounts for the audit of the Company’s consolidated financial statements (including fees for the audit of our internal controls over financial reporting) and the audit of our broker-dealer subsidiaries’ annual financial statements.

(2)	The aggregate fees incurred for tax services include amounts in connection with tax compliance and tax consulting services.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

(a) Financial Statements and Schedules

The financial statements are set forth under Item 8 of this Annual Report on Form 10-K. Financial statement schedules have been omitted since they are either not required, not applicable, or the information is otherwise included.

(b) Exhibit Listing

Number		Description

3.1		Intentionally omitted
3	.2*	Amended and Restated Certificate of Incorporation
3.3		Intentionally omitted
3	.4*	Amended and Restated Bylaws
3.5		Form of Certificate of Designation of Series A Preferred Stock of MarketAxess Holdings Inc. (incorporated by reference to Exhibit 3.1 to the registrant’s Registration Statement on Form 8-A dated June 3, 2008)
3.6		Form of Certificate of Designation of Series B Preferred Stock of MarketAxess Holdings Inc. (incorporated by reference to Exhibit 3.2 to the registrant’s Current Report on Form 8-K dated June 2, 2008)
4	.1*	Specimen Common Stock certificate
4	.2*	Sixth Amended and Restated Registration Rights Agreement
4	.3*	Intentionally omitted
4	.4*	See Exhibits 3.2 and 3.4 for provisions defining the rights of holders of common stock and non-voting common stock of the registrant
4.5		Investor Rights Agreement by and among MarketAxess Holdings Inc., a Delaware corporation, TCV VI, L.P., a Delaware limited partnership, and TCV Member Fund, L.P., a Delaware limited partnership, dated June 2, 2008 (incorporated by reference to Exhibit 4.1 to the registrant’s Current Report on Form 8-K dated June 2, 2008)
4.6		Form of Warrant issued by MarketAxess Holdings Inc. (incorporated by reference to Exhibit 4.2 to the registrant’s Current Report on Form 8-K dated June 2, 2008)
4.7		Stockholders Rights Agreement, dated as of June 2, 2008 by and between MarketAxess Holdings Inc. and American Stock Transfer & Trust Company, LLC, as Rights Agent (incorporated by reference to Exhibit 4.1 to the registrant’s Registration Statement on Form 8-A dated June 3, 2008)
10	.1(a)	Employment Agreement, dated as of May 3, 2004, by and between MarketAxess Holdings Inc. and Richard M. McVey# (incorporated by reference to Exhibit 10.1 to the registrant’s Registration Statement on Form S-1, as amended (Registration No. 333-112718)
10	.1(b)**	Amendment to Employment Agreement, dated as of December 19, 2008, by and between MarketAxess Holdings Inc. and Richard M. McVey#
10	.2(a)*	Restricted Stock Purchase Agreement, dated as of June 11, 2001, by and between MarketAxess Holdings Inc. and Richard M. McVey#
10	.2(b)*	Full Recourse Secured Promissory Note, dated June 11, 2001, by Richard M. McVey in favor of MarketAxess Holdings Inc.#
10	.2(c)*	Non-Recourse Secured Promissory Note, dated June 11, 2001, by Richard M. McVey in favor of MarketAxess Holdings Inc.#
10	.2(d)*	Stock Pledge Agreement, dated as of June 11, 2001, by and between MarketAxess Holdings Inc. and Richard M. McVey#
10	.2(e)*	Restricted Stock Purchase Agreement, dated as of July 1, 2001, by and between MarketAxess Holdings Inc. and Richard M. McVey#
10	.2(f)*	Full Recourse Secured Promissory Note, dated July 1, 2001, by Richard M. McVey in favor of MarketAxess Holdings Inc.#

Number		Description

10	.2(g)*	Non-Recourse Secured Promissory Note, dated July 1, 2001, by Richard M. McVey in favor of MarketAxess Holdings Inc.#
10	.2(h)*	Stock Pledge Agreement, dated as of July 1, 2001, by and between MarketAxess Holdings Inc. and Richard M. McVey#
10	.3*	Stock Option Agreement, dated February 7, 2003, by and between MarketAxess Holdings Inc. and Richard M. McVey#
10.4		Intentionally omitted
10.5		Intentionally omitted
10	.6*	MarketAxess Holdings Inc. Amended and Restated 2000 Stock Incentive Plan#
10	.7*	MarketAxess Holdings Inc. Amended and Restated 2001 Stock Incentive Plan#
10	.8*	Amendment No. 1 to the MarketAxess Holdings Inc. Amended and Restated 2001 Stock Incentive Plan#
10	.9*	Amendment to the MarketAxess Holdings Inc. 2001 and 2000 Stock Incentive Plans#
10	.10(a)	MarketAxess Holdings Inc. 2004 Stock Incentive Plan (amended and restated effective April 28, 2006)# (incorporated by reference to Appendix A to the registrant’s Proxy Statement for its Annual Meeting for Stockholders held on June 7, 2006, filed on May 1, 2006)
10	.10(b)	Form of Incentive Stock Option Agreement pursuant to the MarketAxess Holdings Inc. 2004 Stock Incentive Plan (amended and restated effective April 28, 2006)# (incorporated by reference to Appendix B to the registrant’s Proxy Statement for its Annual Meeting of Stockholders held on June 7, 2006, filed on May 1, 2006)
10	.10(c)	Form of Non Qualified Stock Option Agreement pursuant to the MarketAxess Holdings Inc. 2004 Stock Incentive Plan (amended and restated effective April 28, 2006)# (incorporated by reference to Appendix C to the registrant’s Proxy Statement for its Annual Meeting of Stockholders held on June 7, 2006, filed on May 1, 2006)
10	.11*	MarketAxess Holdings Inc. 2004 Annual Performance Incentive Plan#
10	.12*	Form of Indemnification Agreement
10.13		Restricted Stock Agreement Pursuant to MarketAxess Holdings Inc. 2004 Stock Incentive Plan, dated as of January 31, 2006, by and between MarketAxess Holdings Inc. and Richard M. McVey# (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K dated March 30, 2006)
10	.14(a)	Offer Letter dated August 21, 2006 between MarketAxess Holdings Inc. and T. Kelley Millet# (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K dated September 12, 2006)
10	.14(b)**	Amendment to Employment Agreement, dated as of December 23, 2008, by and between MarketAxess Holdings Inc. and T. Kelley Millet#
10.15		Stock Option Agreement dated September 13, 2006 between MarketAxess Holdings Inc. and T. Kelley Millet# (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K dated September 13, 2006)
10.16		Restricted Stock Agreement dated September 13, 2006 between MarketAxess Holdings Inc. and T. Kelley Millet# (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K dated September 13, 2006)
10.17		Form of Performance Share Award Agreement for Messrs. McVey and Millet pursuant to the MarketAxess Holdings Inc. 2004 Stock Incentive Plan (as amended and restated effective April 28, 2006)# (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K dated January 15, 2008)
10.18		Form of Performance Share Award Agreement for Employees other than Messrs. McVey and Millet pursuant to the MarketAxess Holdings Inc. 2004 Stock Incentive Plan (as amended and restated effective April 28, 2006)# (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K dated January 15, 2008)
10.19		Form of Restricted Stock Agreement for Employees other than Messrs. McVey and Millet pursuant to the MarketAxess Holdings Inc. 2004 Stock Incentive Plan (as amended and restated effective April 28, 2006)# (incorporated by reference to Exhibit 10.3 to the registrant’s Current Report on Form 8-K dated January 15, 2008)

Number		Description

10.20		Form of Incentive Stock Option Agreement for Employees other than Messrs. McVey and Millet pursuant to the MarketAxess Holdings Inc. 2004 Stock Incentive Plan (as amended and restated effective April 28, 2006)# (incorporated by reference to Exhibit 10.4 to the registrant’s Current Report on Form 8-K dated January 15, 2008)
10.21		Form of Incentive Stock Option Agreement for Mr. McVey pursuant to the MarketAxess Holdings Inc. 2004 Stock Incentive Plan (as amended and restated effective April 28, 2006)# (incorporated by reference to Exhibit 10.5 to the registrant’s Current Report on Form 8-K dated January 15, 2008)
10.22		Form of Incentive Stock Option Agreement for Mr. Millet pursuant to the MarketAxess Holdings Inc. 2004 Stock Incentive Plan (as amended and restated effective April 28, 2006)# (incorporated by reference to Exhibit 10.6 to the registrant’s Current Report on Form 8-K dated January 15, 2008)
10.23		Stock Purchase and Investment Agreement, dated as of March 5, 2008, by and among MarketAxess Technologies Inc., Greenline Financial Technologies, Inc., the Sellers party thereto and the Sellers’ Representative party thereto (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K dated March 5, 2008)
10.24		Form of MarketAxess Holdings Inc. Restricted Stock Agreement, dated as of March 5, 2008, by and between MarketAxess Holdings Inc. and each of the Sellers party to the Stock Purchase and Investment Agreement listed as Exhibit 10.23 above (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K dated March 5, 2008)
10.25		Escrow Agreement, dated as of March 5, 2008, by and among MarketAxess Technologies Inc., the Sellers’ Representative and JPMorgan Chase Bank, National Association, as escrow agent (incorporated by reference to Exhibit 10.3 to the registrant’s Current Report on Form 8-K dated March 5, 2008)
10.26		Securities Purchase Agreement by and among MarketAxess Holdings Inc., a Delaware corporation, TCV VI, L.P., a Delaware limited partnership, and TCV Member Fund, L.P., a Delaware limited partnership, dated June 2, 2008 (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K dated June 2, 2008)
10.27		Form of Restricted Stock Agreement for Messrs. McVey and Millet pursuant to the MarketAxess Holdings Inc. 2004 Stock Incentive Plan (Amended and Restated effective April 28, 2006)# (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K dated January 23, 2008)
10	.28(a)**	MarketAxess Severance Pay Plan, effective August 1, 2006#
10	.28(b)**	Amendment No. 1 to MarketAxess Severance Pay Plan, dated as of December 17, 2008#
21	.1**	Subsidiaries of the Registrant
23	.1**	Consent of PricewaterhouseCoopers LLP
31	.1***	Certification by Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31	.2***	Certification by Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	.1**	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32	.2**	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Incorporated by reference to the identically-numbered exhibit to the registrant’s Registration Statement on Form S-1, as amended (Registration No. 333-112718).

**	Incorporated by reference to the identically-numbered exhibit to the registrants’ Annual Report on Form 10-K for the fiscal year ended December 31, 2008 filed with the SEC on March 3, 2009.

***	Filed herewith.

#	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MARKETAXESS HOLDINGS INC.

By:	/s/ Richard M. McVey
Richard M. McVey
Chief Executive Officer

Date: April 30, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Date	Title(s)

/s/ Richard M. McVey Richard M. McVey	Chief Executive Officer and Chairman of the Board of Directors (principal executive officer)	April 30, 2009

/s/ James N.B. Rucker James N.B. Rucker	Chief Financial Officer (principal financial and accounting officer)	April 30, 2009

/s/ Roger Burkhardt Roger Burkhardt	Director	April 30, 2009

/s/ Stephen P. Casper Stephen P. Casper	Director	April 30, 2009

/s/ David G. Gomach David G. Gomach	Director	April 30, 2009

/s/ Carlos Hernandez Carlos Hernandez	Director	April 30, 2009

/s/ Ronald M. Hersch Ronald M. Hersch	Director	April 30, 2009

/s/ Jerome S. Markowitz Jerome S. Markowitz	Director	April 30, 2009

/s/ T. Kelley Millet T. Kelley Millet	President and Director	April 30, 2009

/s/ Nicolas S. Rohatyn Nicolas S. Rohatyn	Director	April 30, 2009

/s/ John Steinhardt John Steinhardt	Director	April 30, 2009

/s/ Robert Trudeau Robert Trudeau	Director	April 30, 2009