Form 10-Q
period 2009-03-31
MARKETAXESS HOLDINGS INC
filed 2009-05-01
CIK 1278021

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from            to
Commission File Number 001-34091
MARKETAXESS HOLDINGS INC.
(Exact name of registrant as specified in its charter)

Delaware	52-2230784
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

140 Broadway, 42nd Floor New York, New York	10005
(Address of principal executive offices)	(Zip Code)
(212) 813-6000
(Registrant’s telephone number, including area code)
     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑      No ☐
     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐      No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐      No ☑
     As of April 30, 2009, the number of shares of the Registrant’s voting common stock outstanding was 31,708,160 and the number of shares of the Registrant’s non-voting common stock was 2,585,654.

MARKETAXESS HOLDINGS INC.
FORM 10-Q FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2009

PART I — Financial Information
Item 1. Financial Statements
MARKETAXESS HOLDINGS INC.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Unaudited)

	As of
	March 31,	December 31,
	2009	2008
	(In thousands, except share and
	per share amounts)
ASSETS
Cash and cash equivalents	$109,823	$107,323
Securities available-for-sale	27,605	35,227
Securities and cash provided as collateral	4,306	4,316
Accounts receivable, including receivables from related parties of $2,671 and $1,930, respectively, net of allowance of $1,015 and $1,012 as of March 31, 2009 and December 31, 2008, respectively	17,917	13,283
Furniture, equipment and leasehold improvements, net of accumulated depreciation and amortization	4,002	3,369
Software development costs, net of accumulated amortization	4,065	4,521
Goodwill and intangible assets, net of accumulated amortization	38,706	39,546
Prepaid expenses and other assets	2,586	3,177
Deferred tax assets, net	34,212	35,666

Total assets	$243,222	$246,428

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities
Accrued employee compensation	$2,953	$10,439
Deferred revenue	2,230	2,303
Accounts payable, accrued expenses and other liabilities, including payables to related parties of $11 and $11 as of March 31, 2009 and December 31, 2008, respectively	8,873	8,878

Total liabilities	14,056	21,620

Commitments and Contingencies (Note 14)
Series B Preferred Stock, $0.001 par value, 35,000 shares authorized, issued and outstanding as of March 31, 2009 and December 31, 2008, liquidation preference of $1,000 per share	30,315	30,315

Stockholders’ equity
Preferred stock, $0.001 par value, 4,855,000 shares authorized, no shares issued and outstanding as of March 31, 2009 and December 31, 2008	—	—
Series A Preferred Stock, $0.001 par value, 110,000 shares authorized, no shares issued and outstanding as of March 31, 2009 and December 31, 2008	—	—
Common stock voting, $0.003 par value, 110,000,000 shares authorized as of March 31, 2009 and December 31, 2008; 34,573,124 shares and 33,971,309 shares issued as of March 31, 2009 and December 31, 2008, respectively	104	102
Common stock non-voting, $0.003 par value, 10,000,000 shares authorized and 2,585,654 shares issued and outstanding as of March 31, 2009 and December 31, 2008	9	9
Additional paid-in capital	307,067	305,508
Receivable for common stock subscribed	(951)	(951)
Treasury stock — Common stock voting, at cost, 2,864,120 shares as of March 31, 2009 and December 31, 2008, respectively	(40,000)	(40,000)
Accumulated deficit	(66,016)	(68,855)
Accumulated other comprehensive loss	(1,362)	(1,320)

Total stockholders’ equity	198,851	194,493

Total liabilities and stockholders’ equity	$243,222	$246,428

The accompanying notes are an integral part of these consolidated financial statements.

MARKETAXESS HOLDINGS INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,
	2009	2008
	(In thousands, except share and per share amounts)
Revenues
Commissions
U.S. high-grade, including $1,985 and $1,920 from related parties for the three months ended March 31, 2009 and 2008, respectively	$13,515	$12,402
Eurobond, including $783 and $804 from related parties for the three and months ended March 31, 2009 and 2008, respectively	4,142	4,589
Other, including $302 and $429 from related parties for the three months ended March 31, 2009 and 2008, respectively	2,789	2,304

Total commissions	20,446	19,295
Technology products and services, including $9 and $15 from related parties for the three months ended March 31, 2009 and 2008, respectively	2,023	767
Information and user access fees, including $61 and $53 from related parties for the three months ended March 31, 2009 and 2008, respectively	1,655	1,481
Investment income, including $90 and $267 from related parties for the three months ended March 31, 2009 and 2008, respectively	332	991
Other, including $42 and $43 from related parties for the three months ended March 31, 2009 and 2008, respectively	176	405

Total revenues	24,632	22,939

Expenses
Employee compensation and benefits	11,442	11,018
Depreciation and amortization	1,791	1,780
Technology and communications	2,242	2,106
Professional and consulting fees	1,879	2,153
Occupancy	676	767
Marketing and advertising	645	684
General and administrative, including $18 and $7 from related parties for the three months ended March 31, 2009 and 2008, respectively	1,226	1,467

Total expenses	19,901	19,975

Income before income taxes	4,731	2,964
Provision for income taxes	1,892	1,368

Net income	$2,839	$1,596

Net income per common share
Basic	$0.08	$0.05
Diluted	$0.08	$0.05
Weighted average shares used to compute net income per common share
Basic	33,183,476	32,413,129
Diluted	37,516,962	33,394,866
The accompanying notes are an integral part of these consolidated financial statements.

MARKETAXESS HOLDINGS INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
AND ACCUMULATED OTHER COMPREHENSIVE LOSS
FOR THE THREE MONTHS ENDED MARCH 31, 2009
(Unaudited)

					Treasury
		Common		Receivable	Stock		Accumu-	Total
	Common	Stock	Additional	for Common	Common	Accumu-	lated Other	Stock-
	Stock	Non-	Paid-In	Stock	Stock	lated	Comprehen-	holders’
	Voting	Voting	Capital	Subscribed	Voting	Deficit	sive Loss	Equity
	(In thousands)
Balance at December 31, 2008	$102	$9	$305,508	$(951)	$(40,000)	$(68,855)	$(1,320)	$194,493
Comprehensive income:
Net income	—	—	—	—	—	2,839	—	2,839
Cumulative translation adjustment and foreign currency exchange hedge, net of tax	—	—	—	—	—	—	(83)	(83)
Unrealized net gain on securities available-for-sale, net of tax	—	—	—	—	—	—	41	41

Total comprehensive income								2,797
Stock-based compensation	—	—	2,039	—	—	—	—	2,039
Grants of restricted stock, net of withholding tax on stock vesting	2	—	(157)	—	—	—	—	(155)
Decrement in windfall tax benefits from stock-based compensation	—	—	(323)	—	—	—	—	(323)

Balance at March 31, 2009	$104	$9	$307,067	$(951)	$(40,000)	$(66,016)	$(1,362)	$198,851

The accompanying notes are an integral part of these consolidated financial statements.

MARKETAXESS HOLDINGS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2009	2008
	(In thousands)
Cash flows from operating activities
Net income	$2,839	$1,596
Adjustments to reconcile net income to net cash (used in) operating activities:
Depreciation and amortization	1,791	1,780
Stock-based compensation expense	2,039	1,739
Deferred taxes	2,144	1,496
Provision for bad debts	98	288
Changes in operating assets and liabilities, net of business acquired:
(Increase) decrease in accounts receivable, including an (increase) of ($741) and a decrease of $3,402 from related parties for the three months ended March 31, 2009 and 2008, respectively	(4,732)	2,832
Decrease (increase) in prepaid expenses and other assets	591	(38)
(Decrease) in accrued employee compensation	(7,486)	(11,214)
(Decrease) increase in deferred revenue	(73)	45
Increase (decrease) in accounts payable, accrued expenses and other liabilities, including a (decrease) of $0 and ($177) to related parties for the three months ended March 31, 2009 and 2008, respectively	459	(432)

Net cash (used in) operating activities	(2,330)	(1,908)

Cash flows from investing activities
Acquisition of businesses, net of cash acquired (Note 3)	(1,368)	(29,208)
Securities available-for-sale:
Proceeds from maturities	7,694	21,065
Purchases	—	(3,854)
Securities and cash provided as collateral	10	(25)
Purchases of furniture, equipment and leasehold improvements	(485)	(321)
Capitalization of software development costs	(373)	(686)

Net cash provided by (used in) investing activities	5,478	(13,029)

Cash flows from financing activities
Proceeds from exercise of stock options and grants of restricted stock, net of withholding tax	(155)	(456)
Decrement in windfall tax benefits from stock-based compensation	(323)	(182)
Purchase of treasury stock — common stock voting	—	(2,773)
Other	(28)	—

Net cash (used in) financing activities	(506)	(3,411)

Effect of exchange rate changes on cash	(142)	(64)

Cash and cash equivalents
Net increase (decrease) for the period	2,500	(18,412)
Beginning of year	107,323	72,711

End of period	$109,823	$54,299

Supplemental cash flow information:
Cash paid during the year:
Income taxes paid	$46	$16
Non-cash activity:
Issuance of common stock in connection with business acquisition	$—	$5,775
Capital lease obligation	$723	$—
The accompanying notes are an integral part of these consolidated financial statements.

MARKETAXESS HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Unaudited
1. Organization and Principal Business Activity
     MarketAxess Holdings Inc. (the “Company”) was incorporated in the State of Delaware on April 11, 2000. Through its subsidiaries, the Company operates an electronic trading platform for corporate bonds and certain other types of fixed-income securities through which the Company’s institutional investor clients can access the liquidity provided by its broker-dealer clients. The Company’s multi-dealer trading platform allows its institutional investor clients to simultaneously request competitive, executable bids or offers from multiple broker-dealers, and to execute trades with the broker-dealer of their choice. The Company offers its clients the ability to trade U.S. high-grade corporate bonds, European high-grade corporate bonds, credit default swaps, agencies, high yield and emerging markets bonds. The Company’s DealerAxess® trading service allows dealers to trade fixed-income securities and credit default swaps with each other on its platform. The Company executes certain bond transactions between and among institutional investor and broker-dealer clients on a riskless principal basis by serving as counterparty to both the buyer and the seller in matching back-to-back trades, which then settle through a third-party clearing organization. Through its Corporate BondTicker™ service, the Company provides fixed-income market data, analytics and compliance tools that help its clients make trading decisions. In addition, the Company provides FIX (Financial Information eXchange) message management tools, connectivity solutions and ancillary technology services that facilitate the electronic communication of order information between trading counterparties.
     The Company’s stockholder broker-dealer clients as of January 1, 2009 were BNP Paribas, Credit Suisse and JPMorgan. These broker-dealer clients constitute related parties of the Company (together, the “Stockholder Broker-Dealer Clients”). For 2008, the same three dealers were considered to be Stockholder Broker-Dealer Clients. See Note 10, “Related Parties.”
2. Significant Accounting Policies
Basis of Presentation
     The Consolidated Financial Statements include the accounts of the Company and its subsidiaries. All intercompany transactions and balances have been eliminated.
     These Consolidated Financial Statements are unaudited and should be read in conjunction with the audited Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K, as amended, for the year ended December 31, 2008. The consolidated financial information as of December 31, 2008 has been derived from audited financial statements not included herein.
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
Securities Available-for-Sale
     The Company classifies its marketable securities as available-for-sale securities. Unrealized marketable securities gains and losses, net of taxes, are reflected as a net amount under the caption of accumulated other comprehensive loss in the Consolidated Statements of Financial Condition. Realized gains and losses are recorded in the Consolidated Statements of Operations in other revenues. For the purpose of computing realized gains and losses, cost is determined on a specific identification basis.

MARKETAXESS HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Unaudited (Continued)
     The Company assesses whether an other-than-temporary impairment loss on the investments has occurred due to declines in fair value or other market conditions. Declines in fair values that are considered other-than-temporary are recorded as charges in the Consolidated Statements of Operations. No charges for other-than-temporary declines were recorded during 2009 and 2008.
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
     Commission revenue. Commissions are generally calculated as a percentage of the notional dollar volume of bonds traded on the platform and vary based on the type and maturity of the bond traded. Under the Company’s transaction fee plans, bonds that are more actively traded or that have shorter maturities are generally charged lower commissions, while bonds that are less actively traded or that have longer maturities generally command higher commissions. For trades that the Company executes between and among institutional investor and broker-dealer clients on a riskless principal basis by serving as counterparty to both the buyer and the seller, the Company earns the commission through the difference in price between the two back-to-back trades.

MARKETAXESS HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Unaudited (Continued)
     Technology products and services. The Company recognizes revenues from technology software licenses, maintenance and support services (referred to as post-contract technical support or “PCS”) and professional consulting services in accordance with the provisions of the American Institute of Certified Public Accountants’ Statement of Position (“SOP”) 97-2, “Software Revenue Recognition” (“SOP 97-2”), as amended by SOP 98-4 and SOP 98-9 and clarified by Staff Accounting Bulletin (“SAB”) 101, SAB No. 104 and Emerging Issues Task Force (“EITF”) 00-21 and SOP 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts” (“SOP 81-1”). Revenue is generally recognized when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable and collection is considered probable. The Company generally sells software licenses and services together as part of multiple-element arrangements. The Company also enters into contracts for technology integration consulting services unrelated to any software product. When the Company enters into a multiple-element arrangement, it uses the residual method to allocate the total fee among the elements of the arrangement. Under the residual method, license revenue is recognized upon delivery when vendor-specific objective evidence of fair value exists for all of the undelivered elements in the arrangement, but does not exist for one or more of the delivered elements in the arrangement. Each license arrangement requires that the Company analyze the individual elements in the transaction and estimate the fair value of each undelivered element, which typically includes PCS and professional services. License revenue consists of license fees charged for the use of the Company’s products under perpetual and, to a lesser extent, term license arrangements. License revenue from a perpetual arrangement is generally recognized upon delivery while license revenue from a term arrangement is recognized ratably over the duration of the arrangement on a straight-line basis. If the professional services are essential to the functionality of the software product, the license revenue is recognized upon customer acceptance or satisfaction of the service obligation.
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
     Revenues from contracts for technology integration consulting services are recognized on the percentage-of-completion method in accordance with SOP 81-1. Percentage-of-completion accounting involves calculating the percentage of services provided during the reporting period compared to the total estimated services to be provided over the duration of the contract. If estimates indicate that a contract loss will occur, a loss provision is recorded in the period in which the loss first becomes probable and reasonably estimable. Contract losses are determined to be the amount by which the estimated direct and indirect costs of the contract exceed the estimated total revenues that will be generated by the contract. There were no contract loss provisions recorded as of March 31, 2009 and December 31, 2008. Revenues recognized in excess of billings are recorded as unbilled services. Billings in excess of revenues recognized are recorded as deferred revenues until revenue recognition criteria are met.
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

MARKETAXESS HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Unaudited (Continued)
Business Combinations, Goodwill and Intangible Assets
     Business acquisitions were completed prior to December 31, 2008 and are accounted for under the purchase method of accounting in accordance with SFAS No. 141, “Business Combinations.” The total cost of an acquisition is allocated to the underlying net assets based on their respective estimated fair values. The excess of the purchase price over the estimated fair values of the net assets acquired is recorded as goodwill. Determining the fair value of certain assets acquired and liabilities assumed is judgmental in nature and often involves the use of significant estimates and assumptions, including assumptions with respect to future cash flows, discount rates, growth rates and asset lives.
     In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” goodwill and other intangibles with indefinite lives are no longer amortized. An impairment review of goodwill is performed on an annual basis and more frequently if circumstances change. Intangible assets with definite lives, including purchased technologies, customer relationships and other intangible assets, are amortized on a straight-line basis over their estimated useful lives, ranging from five to ten years. The Company has no intangibles with indefinite lives. Intangible assets are assessed for impairment when events or circumstances indicate a possible impairment pursuant to the provisions of SFAS No. 144, “Accounting for Long Lived Assets and for Long Lived Assets to be Disposed Of.”
Earnings Per Share
     Earnings per share (“EPS”) is calculated in accordance with SFAS No. 128, “Earnings Per Share” and EITF 03-6, “Participating Securities and the Two-Class Method under FASB Statement No. 128” (“EITF 03-6”). Basic EPS is computed by dividing the net income attributable to common stock by the weighted-average number of shares of common stock outstanding for the period, including consideration of the two-class method to the extent that participating securities were outstanding during the period. Under the two-class method, undistributed net income is allocated to common stock and participating securities based on their respective right to share in dividends. The Series B Preferred Stock is convertible into shares of common stock and also includes a right whereby, upon the declaration or payment of a dividend or distribution on the common stock, a dividend or distribution must also be declared or paid on the Series B Preferred Stock based on the number of shares of common stock into which such securities were convertible at the time. Due to these rights, under EITF 03-6, the Series B Preferred Stock is considered a participating security requiring the use of the two-class method for the computation of basic EPS.
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
Recent Accounting Pronouncements
     In December 2007, the FASB issued SFAS No. 141 (revised), “Business Combinations” (“SFAS 141R”). The standard changes the accounting for business combinations, including the measurement of acquirer shares issued in consideration for a business combination, the recognition of contingent consideration, the accounting for pre-acquisition gain and loss contingencies, the recognition of capitalized in-process research and development, the accounting for acquisition-related restructuring cost accruals, the treatment of acquisition-related transaction costs and the recognition of changes in the acquirer’s income tax valuation allowance. SFAS 141R is effective for fiscal years beginning after December 15, 2008. The adoption of SFAS 141R had no material effect on the Consolidated Statements of Financial Condition and Consolidated Statements of Operations.
     In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an Amendment of ARB No. 51” (“SFAS 160”). SFAS 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 is effective for fiscal years beginning after December 15, 2008. The adoption of SFAS 160 had no material effect on the Consolidated Statements of Financial Condition and Consolidated Statements of Operations.

MARKETAXESS HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Unaudited (Continued)
     In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities — An Amendment of FASB Statement No. 133” (“SFAS 161”). SFAS 161 expands the disclosure requirements for derivative instruments and hedging activities. SFAS 161 is effective for fiscal years beginning after November 15, 2008. The adoption of SFAS 161 had no material effect on the Consolidated Statements of Financial Condition and Consolidated Statements of Operations.
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
     The aggregate consideration for the Greenline acquisition was $41.1 million, comprised of $34.7 million in cash, 725,923 shares of common stock valued at $5.8 million and $0.6 million of acquisition-related costs. In addition, the sellers were eligible to receive up to an aggregate of $3.0 million in cash, subject to Greenline attaining certain earn-out targets in 2008 and 2009. A total of $1.4 million was paid to the sellers in March 2009 based on the 2008 earn-out target, bringing the aggregate consideration to $42.4 million. A total of $2.0 million of the purchase price, which had been deposited into escrow to satisfy potential indemnity claims, was distributed to the sellers in March 2009. The shares of common stock to be issued to each selling shareholder of Greenline are held by the Company and were or will be released in two equal installments on December 20, 2008 and December 20, 2009, respectively. The value ascribed to the shares was discounted from the market value to reflect the non-marketability of such shares during the restriction period. The purchase price allocation is as follows (in thousands):

Cash	$6,406
Accounts receivable	2,139
Amortizable intangibles	8,330
Goodwill	29,405
Deferred tax assets, net	3,410
Other assets, including investment in TradeHelm	1,429
Accounts payable, accrued expenses and deferred revenue	(8,701)

Total purchase price	$42,418

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
     The following unaudited pro forma consolidated financial information reflects the results of operations of the Company for the three months ended March 31, 2008, as if the acquisition of Greenline had occurred as of the beginning of the period presented, after giving effect to certain purchase accounting adjustments. These pro forma results are not necessarily indicative of what the Company’s operating results would have been had the acquisition actually taken place as of the beginning of the period presented. The pro forma financial information includes the amortization charges from acquired intangible assets, adjustments to interest income and related tax effects.

MARKETAXESS HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Unaudited (Continued)

Pro forma
Three Months Ended
March 31, 2008
(In thousands, except
per share amounts)
Revenues	$24,530
Income before income taxes	$3,287
Net income	$1,800
Basic net income per common share	$0.05
Diluted net income per common share	$0.05
4. Net Capital Requirements and Customer Protection Requirements
     MarketAxess Corporation, a U.S. subsidiary, is a registered broker-dealer with the SEC and is a member of the Financial Industry Regulatory Authority (“FINRA”). MarketAxess Corporation claims exemption from SEC Rule 15c3-3, as it does not hold customer securities or funds on account, as defined. Pursuant to the Uniform Net Capital Rule under the Securities Exchange Act of 1934, MarketAxess Corporation is required to maintain minimum net capital, as defined, equal to the greater of $5,000 or 6 2/3% of aggregate indebtedness. MarketAxess Europe Limited, a U.K. subsidiary, is registered as a Multilateral Trading Facility with the Financial Services Authority (“FSA”) in the U.K. MarketAxess Canada Limited, a Canadian subsidiary, is registered as an Alternative Trading System dealer under the Securities Act of Ontario and is a member of the Investment Industry Regulatory Organization of Canada. MarketAxess Europe Limited and MarketAxess Canada Limited are subject to certain financial resource requirements of the FSA and the Ontario Securities Commission, respectively. The following table sets forth the capital requirements, as defined, that the Company’s subsidiaries were required to maintain as of March 31, 2009:

	MarketAxess	MarketAxess	MarketAxess
	Corporation	Europe Limited	Canada Limited
	(In thousands)
Net capital	$27,660	$19,306	$370
Minimum net capital required	614	2,467	218

Excess net capital	$27,046	$16,839	$152

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
5. Fair Value Measurements
     SFAS No. 157, “Fair Value Measurements,” defines fair value as “the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.” It also establishes a three-tiered fair value hierarchy that prioritizes inputs to valuation techniques used in fair value calculations. The three levels of inputs are defined as Level 1 (unadjusted quoted prices for identical assets or liabilities in active markets), Level 2 (inputs that are observable in the marketplace other than those inputs classified in Level 1) and Level 3 (inputs that are unobservable in the marketplace). The Company’s financial assets and liabilities measured at fair value on a recurring basis consist of its securities available-for-sale portfolio and one foreign currency forward contract. The following table summarizes the valuation of the Company’s assets and liabilities measured at fair value.

MARKETAXESS HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Unaudited (Continued)

	Level 1	Level 2	Level 3	Total
	(In thousands)
As of March 31, 2009
Securities available-for-sale
Municipal securities	$—	$25,539	$—	$25,539
Corporate bonds	—	2,066	—	2,066
Foreign currency forward position	—	278	—	278

	$—	$27,883	$—	$27,883

As of December 31, 2008
Securities available-for-sale
Municipal securities	$—	$33,177	$—	$33,177
Corporate bonds	—	2,050	—	2,050
Foreign currency forward position	—	264	—	264

	$—	$35,491	$—	$35,491

     Securities classified within Level 2 were valued using a market approach utilizing prices and other relevant information generated by market transactions involving comparable assets. The foreign currency forward contract is classified within Level 2 as the valuation inputs are based on quoted market prices.
     The Company enters into foreign currency forward contracts with a non-controlling stockholder broker-dealer client to hedge its exposure to variability in foreign currency cash flows resulting from the net investment in its U.K. subsidiary. The Company assesses each foreign currency forward contract to ensure that it is highly effective at reducing the exposure being hedged. The Company designates each foreign currency forward contract as a hedge, assesses the risk management objective and strategy, including identification of the hedging instrument, the hedged item and the risk exposure and how effectiveness is to be assessed prospectively and retrospectively. These hedges are for a one-month period and are used to limit exposure to foreign currency exchange rate fluctuations. The gross and net fair value asset of $0.3 million as of both March 31, 2009 and December 31, 2008, are included in accounts receivable in the Consolidated Statements of Financial Condition. Gains or losses on foreign currency forward contracts designated as hedges are included in accumulated other comprehensive loss in the Consolidated Statements of Financial Condition. A summary of the foreign currency forward contract is as follows:

	As of
	March 31, 2009	December 31, 2008
	(In thousands)
Notional value	$20,598	$20,041
Fair value of notional	20,320	19,777

Gross and net fair value asset	$278	$264

     The following is a summary of the Company’s securities available-for-sale:

		Gross	Gross	Estimated
	Amortized	unrealized	unrealized	fair
	cost	gains	losses	value
	(In thousands)
As of March 31, 2009
Municipal securities	$25,436	$103	$—	$25,539
Corporate bonds	2,061	5	—	2,066

	$27,497	$108	$—	$27,605

As of December 31, 2008
Municipal securities	$33,138	$55	$(16)	$33,177
Corporate bonds	2,054	—	(4)	2,050

	$35,192	$55	$(20)	$35,227

MARKETAXESS HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Unaudited (Continued)
6. Furniture, Equipment and Leasehold Improvements
     Furniture, equipment and leasehold improvements, net, are comprised of the following:

	As of
	March 31, 2009	December 31, 2008
	(In thousands)
Computer hardware and related software	$12,930	$18,015
Office hardware	1,129	3,574
Furniture and fixtures	1,940	1,791
Leasehold improvements	2,077	2,074
Computer hardware under capital lease	1,419	696
Accumulated depreciation and amortization	(15,493)	(22,781)

Total furniture, equipment and leasehold improvements, net	$4,002	$3,369

7. Software Development Costs
     During the three months ended March 31, 2009 and 2008, software development costs totaling $0.4 million and $0.7 million, respectively, were capitalized. Non-capitalized software costs and routine maintenance costs are expensed as incurred and are included in employee compensation and benefits and professional and consulting fees in the Consolidated Statements of Operations. Software development costs, net, are comprised of the following:

	As of
	March 31, 2009	December 31, 2008
	(In thousands)
Software development costs	$17,749	$19,607
Accumulated amortization	(13,684)	(15,086)

Total software development costs, net	$4,065	$4,521

8. Goodwill and Intangible Assets
     Goodwill and intangible assets principally relate to the acquisitions of Trade West Systems, LLC (“TWS”), which was completed in November 2007, and Greenline. The following is a summary of goodwill:

	As of
	March 31, 2009	December 31, 2008
	(In thousands)
Goodwill from Greenline acquisition	$29,405	$29,853
Goodwill from TWS acquisition	2,177	2,177
Other goodwill	202	202

Total	$31,784	$32,232

MARKETAXESS HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Unaudited (Continued)
     Intangible assets that are subject to amortization, including the related accumulated amortization, are comprised of the following:

	March 31, 2009			December 31, 2008
		Accumulated	Net Carrying		Accumulated	Net Carrying
	Cost	Amortization	Amount	Cost	Amortization	Amount
	(In thousands)
Technology	$4,010	$(1,285)	$2,725	$4,010	$(1,110)	$2,900
Customer relationships	3,530	(732)	2,798	3,530	(604)	2,926
Non-competition agreements	1,260	(270)	990	1,260	(207)	1,053
Tradenames	590	(181)	409	590	(155)	435

Total	$9,390	$(2,468)	$6,922	$9,390	$(2,076)	$7,314

     Amortization expense associated with identifiable intangible assets was $0.4 million and $0.1 million for the three months ended March 31, 2009 and 2008, respectively. Estimated total amortization expense is $1.6 million for 2009, $1.5 million for 2010 and 2011, $1.4 million for 2012 and $0.5 million for 2013.
9. Income Taxes
     The provision for income taxes consists of the following:

	Three Months Ended March 31,
	2009	2008
	(In thousands)
Current:
Federal	$—	$—
State and local	—	—
Foreign	68	56

Total current provision	68	56

Deferred:
Federal	916	786
State and local	486	380
Foreign	422	146

Total deferred provision	1,824	1,312

Provision for income taxes	$1,892	$1,368

     The following is a summary of the Company’s net deferred tax assets:

	As of
	March 31, 2009	December 31, 2008
	(In thousands)
Deferred tax assets and liabilities	$34,790	$36,233
Valuation allowance	(578)	(567)

Deferred tax assets, net	$34,212	$35,666

     As of March 31, 2009, the Company had deferred tax assets associated with stock-based compensation of approximately $4.5 million. There is a risk that the ultimate tax benefit realized upon the exercise of stock options or vesting of restricted stock could be less than the tax benefit previously recognized and in a manner sufficient to exhaust the additional-paid-in-capital pool determined under SFAS 123R. If this should occur, any excess tax benefit previously recognized would be reversed, resulting in an increase in tax expense. Since the tax benefit to be realized in the future is unknown, it is not currently possible to estimate the impact on the deferred tax balance. As of March 31, 2009, the additional paid-in-capital pool was approximately $2.9 million.
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

MARKETAXESS HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Unaudited (Continued)
     As a result of the implementation of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109,” effective January 1, 2008, the Company recognized an increase in deferred tax assets of $3.0 million related to previously unrecognized tax benefits, which was accounted for as an increase to additional paid-in capital of $0.3 million and an increase in accrued expenses of $2.7 million. Unrecognized tax benefits as of March 31, 2009 and December 31, 2008 were $2.7 million. If recognized, this entire amount would impact the effective tax rate.
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

	As of
	March 31, 2009	December 31, 2008
	(In thousands)
Cash and cash equivalents	$109,109	$106,649
Securities and cash provided as collateral	3,806	3,816
Accounts receivable	2,671	1,930
Accounts payable	11	11

	Three Months Ended March 31,
	2009	2008
	(In thousands)
Commissions	$3,070	$3,153
Technology products and services	9	15
Information and user access fees	61	53
Investment income	90	267
Other income	42	43
General and administrative	18	7
11. Stockholders’ Equity and Preferred Stock
Common Stock
     As of March 31, 2009 and December 31, 2008, the Company had 110,000,000 authorized shares of common stock and 10,000,000 authorized shares of non-voting common stock. Common stock entitles the holder to one vote per share of common stock held. Non-voting common stock is convertible on a one-for-one basis into shares of voting common stock at any time subject to a limitation on conversion to the extent such conversion would result in a stockholder, together with its affiliates, owning more than 9.99% of the outstanding shares of common stock.
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

MARKETAXESS HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Unaudited (Continued)
     The Purchasers have the right to nominate one director to the Board of Directors of the Company if they beneficially own at least 1,750,000 shares of common stock. The Purchasers also have registration rights that require the Company, within six months after the closing date, to file a registration statement with the SEC to register the resale of the shares of common stock issuable upon conversion of the Series B Preferred Stock and upon exercise of the Warrants (collectively, the “Registrable Shares”), and to cause such registration statement to become effective under the Securities Act of 1933, as amended, no later than 12 months after the closing. On January 22, 2009, a registration statement on Form S-3 registering the Registrable Shares was declared effective by the SEC. The Company has also agreed to provide the Purchasers with piggyback registration rights on certain public offerings of securities by the Company.
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

MARKETAXESS HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Unaudited (Continued)
12. Stock-Based Compensation Plans
     Stock-based compensation expense for the three months ended March 31, 2009 and 2008 was as follows:

	Three Months Ended March 31,
	2009	2008
	(In thousands)
Employee:
Stock options	$772	$925
Restricted stock	1,153	692

	1,925	1,617

Non-employee directors:
Stock options	33	37
Restricted stock	81	85

	114	122

Total stock-based compensation	$2,039	$1,739

     The Company records stock-based compensation for employees in employee compensation and benefits and for non-employee directors in general and administrative expenses in the Consolidated Statements of Operations.
     During the three months ended March 31, 2009, the Company granted to employees a total of 35,568 options to purchase shares of common stock, 621,918 shares of restricted stock and performance-based shares with a target pay-out of 137,776 shares of common stock. Based on the Black-Scholes option pricing model, the weighted average fair value for each option granted was $3.45 per share. The fair value of the restricted stock and performance-based share awards was based on a weighted-average grant date fair value per share of $8.06 and $7.94, respectively. As of March 31, 2009, there was $15.0 million of total unrecognized compensation costs related to non-vested awards. That cost is expected to be recognized over a weighted-average period of 1.6 years.
13. Earnings Per Share
     The following table sets forth the computation of basic and diluted earnings per common share.

	Three Months Ended March 31,
	2009	2008
	(In thousands, except share and
	per share amounts)
Basic EPS
Net income	$2,839	$1,596
Amount allocable to common shareholders	90.5%	100.0%

Net income applicable to common stock	$2,568	$1,596

Common stock — voting	30,597,822	29,827,475
Common stock — non-voting	2,585,654	2,585,654

Basic weighted average shares outstanding	33,183,476	32,413,129

Basic earnings per share	$0.08	$0.05

Diluted EPS
Net income	$2,839	$1,596

Basic weighted average shares outstanding	33,183,476	32,413,129
Effect of dilutive shares:
Series B Preferred Stock	3,500,000	—
Stock options and restricted stock	833,486	981,737

Diluted weighted average shares outstanding	37,516,962	33,394,866

Diluted earnings per share	$0.08	$0.05

MARKETAXESS HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Unaudited (Continued)
     Stock options, restricted stock and warrants totaling 5,174,507 shares and 4,178,681 shares for the three months ended March 31, 2009 and 2008, respectively, were excluded from the computation of diluted earnings per share because their effect would have been antidilutive.
14. Commitments and Contingencies
     The Company leases office space and equipment under non-cancelable lease agreements expiring at various dates through 2019. Office space leases are subject to escalation based on certain costs incurred by the landlord. Minimum rental commitments under such operating and capital leases, net of sublease income, are as follows:

	Operating Leases	Capital Leases
	(In thousands)
Remainder of 2009	$1,713	$266
2010	1,092	336
2011	669	336
2012	613	336
2013	620	322
2014	627	28
Thereafter	1,575	—

Minimum lease payments	6,909	1,624
Less amount representing interest	—	258

	$6,909	$1,366

     Rental expense of $0.6 million for both the three months ended March 31, 2009 and 2008, is included in occupancy expenses in the Consolidated Statements of Operations. Rental expense has been recorded based on the total minimum lease payments after giving effect to rent abatement and concessions, which are being amortized on a straight-line basis over the life of the lease, and sublease income.
     The Company has entered into a sublease agreement on one of its leased properties through the April 2011 lease termination date. A loss on the sublease was recorded in 2001. The sublease loss accrual as of March 31, 2009 and December 31, 2008 was $0.4 million and $0.5 million, respectively. In May 2008, the Company assigned the lease agreement on another leased property to a third party. The Company is contingently liable should the assignee default on future lease obligations through the November 2015 lease termination date. The aggregate amount of future lease obligations under these two arrangements was $4.5 million as of March 31, 2009.
     The Company is contingently obligated for standby letters of credit that were issued to landlords for office space. The Company uses a U.S. government obligation as collateral for these standby letters of credit. This collateral is included with securities and cash provided as collateral in the Consolidated Statements of Financial Condition and had a fair market value of $3.3 million as of March 31, 2009 and December 31, 2008.
     MarketAxess Corporation operates an anonymous matching service for its broker-dealer clients and during 2008 extended its trading counterparty role to include the execution of certain bond transactions between and among institutional investor and broker-dealer clients. MarketAxess Corporation executes all such trades on a riskless principal basis, which are cleared and settled by an independent clearing broker. Under a securities clearing agreement with the independent third party, MarketAxess Corporation maintains a collateral deposit with the clearing broker in the form of cash or U.S. government securities. As of March 31, 2009 and December 31, 2008, the collateral deposit included in securities and cash provided as collateral in the Consolidated Statements of Financial Condition was $0.5 million. MarketAxess Corporation is exposed to credit risk in the event a counterparty does not fulfill its obligation to complete a transaction. Pursuant to the terms of the securities clearing agreement between MarketAxess Corporation and the independent clearing broker, the clearing broker has the right to charge MarketAxess Corporation for losses resulting from a counterparty’s failure to fulfill its contractual obligations. The losses are not capped at a maximum amount and apply to all trades executed through the clearing broker. At March 31, 2009, MarketAxess Corporation had not recorded any liabilities with regard to this right.

MARKETAXESS HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Unaudited (Continued)
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
15. Comprehensive Income
     Comprehensive income was as follows:

	Three Months Ended March 31,
	2009	2008
	(In thousands)
Net income	$2,839	$1,596
Cumulative translation adjustment and foreign currency exchange hedge, net of taxes	(83)	(121)
Unrealized net gain on securities available- for-sale, net of taxes	41	29

Total comprehensive income	$2,797	$1,504

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
Executive Overview
     MarketAxess operates one of the leading platforms for the electronic trading of corporate bonds and certain other types of fixed-income securities. Through our platform, institutional investor client firms can access the aggregate liquidity provided by the collective interest of our 48 broker-dealer clients in buying or selling bonds through our platform. Our 664 active institutional investor clients (firms that executed at least one trade in U.S. or European fixed-income securities through our electronic trading platform between April 2008 and March 2009) include investment advisers, mutual funds, insurance companies, public and private pension funds, bank portfolios and hedge funds. Our DealerAxess® trading service allows dealers to trade fixed-income securities and credit default swaps with each other on our platform. We execute certain bond transactions between and among institutional investor and broker-dealer clients on a riskless principal basis by serving as counterparty to both the buyer and the seller in matching back-to-back trades, which then settle through a third-party clearing organization. Through our Corporate BondTicker™ service, we provide fixed-income market data, analytics and compliance tools that help our clients make trading decisions. In addition, we provide FIX (Financial Information eXchange) message management tools, connectivity solutions and ancillary technology services that facilitate the electronic communication of order information between trading counterparties. Our revenues are primarily generated from the trading of U.S. and European high-grade corporate bonds.
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
Critical Factors Affecting Our Industry and Our Company
Economic, Political and Market Factors
     The global fixed-income securities industry is risky and volatile and is directly affected by a number of economic, political and market factors that may result in declining trading volume. These factors could have a material adverse effect on our business, financial condition and results of operations. These factors include, among others, credit market conditions, the current interest rate environment, including the volatility of interest rates and investors’ forecasts of future interest rates, economic and political conditions in the United States, Europe and elsewhere, and consolidation or contraction of broker-dealers.
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
     As a public company, we are subject to the reporting requirements of the Securities Exchange Act of 1934, the Sarbanes-Oxley Act of 2002 and NASDAQ rules promulgated in response to the Sarbanes-Oxley Act. The requirements of these rules and regulations impose legal and financial compliance costs, make some activities more difficult, time-consuming or costly and may also place a strain on our systems and resources. In order to maintain and improve the effectiveness of our disclosure controls and procedures and internal control over financial reporting, significant resources and management oversight are required.
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
     The U.S. and European credit markets have been through a period of significant turmoil since the third quarter of 2007, especially in short-term funding and floating rate note instruments. A widespread retrenchment in the credit markets resulted in increased credit spreads and significantly higher credit spread volatility across a wide range of asset classes. Credit yield spreads in U.S. corporate bonds, as measured by the Credit Suisse Liquid U.S. Corporate Index (“LUCI”), increased from 1.0% over U.S Treasuries in June 2007 to 4.5% in March 2009. Credit spread volatility in U.S. corporate bonds, as measured by the LUCI Index, increased from 0.7% in June 2007 to 11.2% in March 2009. The credit markets showed modest signs of improvement in the first quarter of 2009, with net inflows to taxable bond funds and corporate and international bond exchange-traded funds. The average daily trading volume of U.S. high-grade corporate bonds for the quarter ended March 31, 2009, as measured by TRACE, increased by 32.1% compared to the quarter ended December 31, 2008.
     We believe the resultant lack of liquidity in the credit markets led institutional investors to reduce overall bond trading activity and conduct a higher percentage of their trades directly with their broker-dealer counterparties via the telephone, resulting in lower volumes on our platform. We also believe that a stabilization of credit market conditions, at higher overall levels of credit spreads, is likely to favorably impact the volume of trades conducted over our platform. The lower volumes on our platform were partially offset by higher average variable transaction fees per million of $173 for the quarter ended March 31, 2009, an increase of 68.0% from $103 for the full year 2007. The increase in average variable transaction fees per million for the quarter ended March 31, 2009 was principally the result of the introduction of our trading and execution services desk, the introduction of new dealers on the platform that pay higher variable fees per million, the longer maturity of U.S. high-grade corporate bond trades executed on our platform for which we charge higher commissions, and a larger percentage of Other volume in products that carry higher fees per million, principally high-yield bonds.

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
     U.S. High-Grade Corporate Bond Commissions. Our U.S. high-grade corporate bond fee plans for fully electronic trades generally incorporate various monthly distribution fees and variable transaction fees billed to our broker-dealer clients on a monthly basis. The fee plan incorporates volume incentives to our broker-dealer clients that are designed to increase the volume of transactions effected on our platform. Under the fee plan, we electronically add the transaction fee to the spread quoted by the broker-dealer client. For trades that we execute between and among institutional investor and broker-dealer clients on a riskless principal basis by serving as counterparty to both the buyer and the seller, we earn our commission through the difference in price between the two back-to-back trades.
     Eurobond Commissions. Similar to the U.S. high-grade plan, our European fee plans incorporate monthly distribution fees as well as variable transaction fees and incorporate incentives to our broker-dealer clients that are designed to increase the volume of transactions effected on our platform. The variable transaction fee is dependent on the type of bond traded and the maturity of the issue.
     Other Commissions. Commissions for other bond and credit default swap trades generally vary based on the type and the maturity of the instrument traded. We generally operate using standard fee schedules that may include both transaction fees and monthly distribution fees that are charged to the participating dealers. For trades that we execute between and among institutional investor and broker-dealer clients on a riskless principal basis by serving as counterparty to both the buyer and the seller, we earn our commission through the difference in price between the two back-to-back trades. For trades on our DealerAxess® dealer-to-dealer electronic trading platform, we typically charge a fee to the broker-dealer clients involved in the transaction.
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
Critical Accounting Policies
     This Management’s Discussion and Analysis of Financial Condition and Results of Operations discusses our Consolidated Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the United States, also referred to as U.S. GAAP. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the reported amounts of income and expenses during the reporting periods. We base our estimates and judgments on historical experience and on various other factors that we believe are reasonable under the circumstances. Actual results may differ from these estimates under varying assumptions or conditions. Note 2 of the Notes to our Consolidated Financial Statements includes a summary of the significant accounting policies and methods used in the preparation of our Consolidated Financial Statements. There were no significant changes to our critical accounting policies and estimates during the three months ended March 31, 2009, as compared to those we disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K, as amended, for the year ended December 31, 2008.

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
Statistical Information
     Our trading volume for each of the periods presented was as follows:

	Three Months Ended March 31,
	2009	2008
Trading Volume Data (in billions)
U.S. high-grade	$36.8	$38.8
Eurobond	9.1	8.1
Other	14.1	17.6

Total	$60.1	$64.5

Number of U.S. Trading Days	61	61
Number of U.K. Trading Days	63	62
     For volume reporting purposes, transactions in foreign currencies are converted to U.S. dollars at average monthly rates. Prior to September 1, 2008, no fees were charged on U.S. high-grade single-dealer inquiries. Such single-dealer inquiry trading volume amounted to $2.4 billion for the three months ended March 31, 2008. Effective September 1, 2008, single-dealer inquiry trades are charged commissions in accordance with the U.S. high-grade corporate bond fee plan. Credit default swap trading volume data are included in Other. Trading volume data related to DealerAxess® bond trading between broker-dealer clients are included in either U.S. high-grade or Other trading volumes, as appropriate.
     Our active institutional investor clients (firms that executed at least one trade in U.S. or European fixed-income securities through our electronic trading platform for the twelve months ended March 31, 2009 and 2008, respectively) and our broker-dealer clients as of March 31, 2009 and 2008 were as follows:

	Three Months Ended March 31,
	2009	2008
Institutional Investor Clients:
U.S. products	480	455
European products	184	201

Total	664	656

Broker-Dealer Clients	48	30

Results of Operations
Three Months Ended March 31, 2009 Compared to Three Months Ended March 31, 2008
Overview
     Total revenues increased by $1.7 million or 7.4% to $24.6 million for the three months ended March 31, 2009, from $22.9 million for the three months ended March 31, 2008. This increase in total revenues was primarily due to an increase in technology products and services revenues of $1.3 million and commissions of $1.2 million offset by a decline in investment income of $0.7 million. Technology products and services revenues reflect the impact of the Greenline acquisition in March 2008. A 27.4% change in the average exchange rate of the pound sterling compared to the U.S. dollar from the three months ended March 31, 2008 to the three months ended March 31, 2009, had the effect of reducing revenues by $1.6 million.

     Total expenses decreased by $0.1 million or 0.4% to $19.9 million for the three months ended March 31, 2009, from $20.0 million for the three months ended March 31, 2008. Total expenses for the three months ended March 31, 2009 includes $1.6 million of incremental operating expenses related to Greenline. The $0.1 million decrease in total expenses was primarily due to a decline in professional and consulting expenses of $0.3 million and general and administrative expenses of $0.2 million offset by higher employee compensation and benefits of $0.4 million. The change in the foreign currency rates had the effect of reducing European expenses by $0.9 million.
     Income before taxes increased by $1.8 million or 59.6% to $4.7 million for the three months ended March 31, 2009, from $3.0 million for the three months ended March 31, 2008. Net income increased by $1.2 million or 77.9% to $2.8 million for the three months ended March 31, 2009, from $1.6 million for three months ended March 31, 2008.
Revenues
     Our revenues for the three months ended March 31, 2009 and 2008, and the resulting dollar and percentage changes, were as follows:

	Three Months Ended March 31,
	2009		2008
		% of		% of	$	%
	$	Revenues	$	Revenues	Change	Change
			($ in thousands)
Commissions
U.S. high-grade	$13,515	54.9%	$12,402	54.1%	$1,113	9.0%
Eurobond	4,142	16.8	4,589	20.0	(447)	(9.7)
Other	2,789	11.3	2,304	10.0	485	21.1

Total commissions	20,446	83.0	19,295	84.1	1,151	6.0
Technology products and services	2,023	8.2	767	3.3	1,256	163.8
Information and user access fees	1,655	6.7	1,481	6.5	174	11.7
Investment income	332	1.3	991	4.3	(659)	(66.5)
Other	176	0.7	405	1.8	(229)	(56.5)

Total revenues	$24,632	100.0%	$22,939	100.0%	$1,693	7.4%

     Commissions. Total commissions increased by $1.2 million or 6.0% to $20.4 million for the three months ended March 31, 2009 from $19.3 million for the three months ended March 31, 2008. The following table shows the extent to which the increase in commissions for the three months ended March 31, 2009 was attributable to changes in transaction volumes, transaction fees per million and monthly distribution fees:

	Change from Three Months Ended March 31, 2008
	U.S.
	High-Grade	Eurobond	Other	Total
		(In thousands)
Volume (decrease) increase	$(219)	$108	$(455)	$(566)
Transaction fee per million increase	2,320	191	940	3,451
Monthly distribution fees (decrease)	(988)	(746)	—	(1,734)

Total commissions increase (decrease)	$1,113	$(447)	$485	$1,151

     Our average fee per million for the three months ended March 31, 2009 and 2008 was as follows:

	Three Months Ended March 31,
	2009	2008
Average Fee Per Million
U.S. high-grade
Transaction	$175	$112
Total	$367	$320
Eurobond
Transaction	$128	$105
Total	$456	$567
Other	$197	$131
All Products
Transaction	$173	$116
Total	$340	$299
     U.S. high-grade volume decreased by 5.0% for the three months ended March 31, 2009, compared to the three months ended March 31, 2008. The decrease in U.S. high-grade volume was due to a decline in the Company’s estimated market share of total U.S. high-grade corporate bond volume as reported by the FINRA Trade Reporting and Compliance Engine (“TRACE”) from 7.3% for the three months ended March 31, 2008 to 5.7% for the three months ended March 31, 2009, offset by an increase in overall market volume as measured by FINRA TRACE. Estimated FINRA TRACE U.S. high-grade volume increased by 21.4% from $530.9 billion for the three months ended March 31, 2008 to $644.3 billion for the three months ended March 31, 2009. The U.S. high-grade distribution fees were $7.1 million for the three months ended March 31, 2009, compared to $8.1 million for the three months ended March 31, 2008. The U.S. high-grade distribution fees decreased as a result of recent merger and bankruptcy activity involving several of our broker-dealer clients. The total U.S. high-grade average fee per million is calculated for each period presented using both the transaction fees and the monthly distribution fees paid by our broker-dealer clients. The U.S. high-grade average transaction fee per million increased from $112 for the three months ended March 31, 2008 to $175 for the three months ended March 31, 2009 primarily due to the introduction of our execution services desk, the introduction of new dealers on the platform that pay higher variable fees per million and the longer maturity of trades executed on the platform, for which we charge higher commissions.
     Eurobond volume increased by 12.7% for the three months ended March 31, 2009, compared to the three months ended March 31, 2008. The Eurobond distribution fees were $3.0 million for the three months ended March 31, 2009, compared to $3.7 million for the three months ended March 31, 2008. The total Eurobond average fee per million is calculated for each period presented using both the transaction fees and the monthly distribution fees paid by our broker-dealer clients. The Eurobond average transaction fee per million increased from $105 for the three months ended March 31, 2008 to $128 for the three months ended March 31, 2009. A 27.4% change in the average exchange rate of the pound sterling compared to the U.S. dollar from the three months ended March 31, 2008 to the three months ended March 31, 2009, had the effect of reducing Eurobond commission revenues by $1.6 million.
     Other volume decreased by 19.7% for the three months ended March 31, 2009, compared to the three months ended March 31, 2008. Other average fee per million increased from $131 for the three months ended March 31, 2008 to $197 for the three months ended March 31, 2009, primarily due to a larger percentage of Other volume in products that carry higher fees per million, principally high-yield bonds.
     Technology Products and Services. Technology products and services revenues increased by $1.3 million or 163.8% to $2.0 million for the three months ended March 31, 2009 from $0.8 million for the three months ended March 31, 2008. The increase was primarily a result of the Greenline acquisition in March 2008.
     Information and User Access Fees. Information and user access fees increased by $0.2 million or 11.7% to $1.7 million for the three months ended March 31, 2009 from $1.5 million for the three months ended March 31, 2008.
     Investment Income. Investment income decreased by $0.7 million or 66.5% to $0.3 million for the three months ended March 31, 2009 from $1.0 million for the three months ended March 31, 2008. The decrease was due principally to lower interest rates.

     Other. Other revenues decreased by $0.2 million or 56.5% to $0.2 million for the three months ended March 31, 2009 from $0.4 million for the three months ended March 31, 2008.
Expenses
     Our expenses and expenses as a percentage of revenues for the three months ended March 31, 2009 and 2008, and the resulting dollar and percentage changes, were as follows:

	Three Months Ended March 31,
	2009		2008
		% of		% of	$	%
	$	Revenues	$	Revenues	Change	Change
			($ in thousands)
Employee compensation and benefits	$11,442	46.5%	$11,018	48.0%	$424	3.8%
Depreciation and amortization	1,791	7.3	1,780	7.8	11	0.6
Technology and communications	2,242	9.1	2,106	9.2	136	6.5
Professional and consulting fees	1,879	7.6	2,153	9.4	(274)	(12.7)
Occupancy	676	2.7	767	3.3	(91)	(11.9)
Marketing and advertising	645	2.6	684	3.0	(39)	(5.7)
General and administrative	1,226	5.0	1,467	6.4	(241)	(16.4)

Total expenses	$19,901	80.8%	$19,975	87.1%	$(74)	(0.4)%

     Employee Compensation and Benefits. Employee compensation and benefits increased by $0.4 million or 3.8% to $11.4 million for the three months ended March 31, 2009 from $11.0 million for the three months ended March 31, 2008. This increase was primarily attributable to higher variable incentive compensation of $0.7 million and stock-based compensation expense of $0.3 million, partially offset by lower salary expense and severance of $0.6 million.
     Depreciation and Amortization. Depreciation and amortization was $1.8 million for both the three months ended March 31, 2009 and March 31, 2008. An increase in amortization of intangible assets of $0.3 million was offset by a decline in depreciation and amortization of hardware and software development costs of $0.3 million. The intangible asset amortization increase was due principally to the $8.3 million of definite-life intangibles recorded in 2008 in connection with the Greenline acquisition. For the three months ended March 31, 2009 and 2008, we capitalized $0.4 million and $0.7 million, respectively, of software development costs, and $0.5 million and $0.3 million, respectively, of computer and related equipment purchases.
     Technology and Communications. Technology and communications expense increased by $0.1 million or 6.5% to $2.2 million for the three months ended March 31, 2009 from $2.1 million for the three months ended March 31, 2008. This increase was attributable to an increase in the purchase of market data.
     Professional and Consulting Fees. Professional and consulting fees decreased by $0.3 million or 12.7% to $1.9 million for the three months ended March 31, 2009 from $2.2 million for the three months ended March 31, 2008. The decrease was principally due to lower technology consulting and legal expense.
     Occupancy. Occupancy costs decreased by $0.1 million or 11.9% to $0.7 million for the three months ended March 31, 2009 from $0.8 million for the three months ended March 31, 2008.
     Marketing and Advertising. Marketing and advertising expense increased by 5.7% to $0.6 million for the three months ended March 31, 2009 from $0.7 million for the three months ended March 31, 2008.
     General and Administrative. General and administrative expense decreased by $0.2 million or 16.4% to $1.2 million for the three months ended March 31, 2009 from $1.5 million for the three months ended March 31, 2008, primarily due to a decline in the provision for doubtful accounts.

     Provision for Income Tax. For the three months ended March 31, 2009 and 2008, we recorded an income tax provision of $1.9 million and $1.4 million, respectively. The increase in the tax provision was primarily attributable to the $1.8 million increase in pre-tax income for the period. With the exception of the payment of certain foreign and state and local taxes, the provision for income taxes was a non-cash expense since we had available net operating loss carryforwards and tax credits to offset the cash payment of taxes.
     Our consolidated effective tax rate for the three months ended March 31, 2009 was 40.0% compared to 46.2% for the three months ended March 31, 2008. The 2009 effective tax rate reflects a higher portion of earnings generated in lower tax rate jurisdictions combined with a reduction in the projected annual tax rate. The consolidated effective tax rate for the full year 2008 was 38.5%. Our consolidated effective tax rate can vary from period to period depending on, among other factors, the geographic and business mix of our earnings and changes in tax legislation and tax rates. Due to our net deferred tax asset balance, a decrease in tax rates results in a reduction in our deferred tax balance and an increase in tax expense.
Liquidity and Capital Resources
     During the past three years, we have met our funding requirements through cash on hand, internally generated funds and the issuance of Series B Preferred Stock. Cash and cash equivalents and securities available-for-sale totaled $137.4 million at March 31, 2009. Other than equipment-related capital lease obligations amounting to $1.4 million as of March 31, 2009, we have no long-term or short-term debt and do not maintain bank lines of credit.
     Our cash flows were as follows:

	Three Months Ended March 31,
	2009	2008
	(In thousands)
Net cash (used in) operating activities	$(2,330)	$(1,908)
Net cash provided by (used in) investing activities	5,478	(13,029)
Net cash (used in) financing activities	(506)	(3,411)
Effect of exchange rate changes on cash	(142)	(64)

Net increase (decrease) for the period	$2,500	$(18,412)

Operating Activities
     Net cash used in operating activities of $2.3 million for the three months ended March 31, 2009 consisted of net income of $2.8 million, adjusted for non-cash charges, primarily consisting of depreciation and amortization of $1.8 million, stock-based compensation expense of $2.0 million and deferred taxes of $2.1 million, offset by an increase in cash used for working capital of $11.2 million. The use of working capital primarily resulted from a decrease in accrued employee compensation of $7.5 million, which included the payment of annual bonuses of $9.5 million in January 2009, and an increase in accounts receivable of $4.7 million.
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
Investing Activities
     Net cash provided by investing activities of $5.5 million for the three months ended March 31, 2009 primarily consisted of net maturities of securities available-for-sale of $7.7 million, offset by $1.4 million for an earn-out payment related to the acquisition of Greenline.
     Net cash used in investing activities of $13.0 million for the three months ended March 31, 2008 primarily consisted of $29.2 million for the acquisition of Greenline, net maturities of securities available-for-sale of $17.2 million, purchases of furniture, equipment and leasehold improvements of $0.3 million and capitalization of software development costs of $0.7 million.

Financing Activities
     Net cash used in financing activities for the three months ended March 31, 2009 was $0.5 million consisted principally of a decrement in windfall tax benefits from stock-based compensation of $0.3 million.
     Net cash used in financing activities of $3.4 million for the three months ended March 31, 2008 consisted principally of the purchase of treasury stock of $2.8 million.
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
     We have three regulated subsidiaries, MarketAxess Corporation, MarketAxess Europe Limited and MarketAxess Canada Ltd. MarketAxess Corporation is a registered broker-dealer in the U.S., MarketAxess Europe Limited is a registered multilateral trading facility in the U.K. and MarketAxess Canada Ltd. is a registered Alternative Trading System in the Province of Ontario. As such, they are subject to minimum regulatory capital requirements imposed by their respective market regulators that are intended to ensure general financial soundness and liquidity based on certain minimum capital requirements. The relevant regulations prohibit a registrant from repaying borrowings from its parent or affiliates, paying cash dividends, making loans to its parent or affiliates or otherwise entering into transactions that result in a significant reduction in its regulatory net capital position without prior notification to or approval from its principal regulator. The capital structures of our subsidiaries are designed to provide each with capital and liquidity consistent with its business and regulatory requirements. The following table sets forth the capital requirements, as defined, that the Company’s subsidiaries were required to maintain as of March 31, 2009:

	MarketAxess	MarketAxess	MarketAxess
	Corporation	Europe Limited	Canada Limited
		(In thousands)
Net capital	$27,660	$19,306	$370
Minimum net capital required	614	2,467	218

Excess net capital	$27,046	$16,839	$152

     MarketAxess Corporation operates an anonymous matching service for its broker-dealer clients and during 2008 extended its trading counterparty role to include the execution of certain bond transactions between and among institutional investor and broker-dealer clients. MarketAxess Corporation executes all such trades on a riskless principal basis, which are cleared and settled by an independent clearing broker. Under a securities clearing agreement with the independent third party, MarketAxess Corporation maintains a collateral deposit with the clearing broker in the form of cash or U.S. government securities. As of March 31, 2009 and December 31, 2008, the collateral deposit included in securities and cash provided as collateral in the Consolidated Statements of Financial Condition was $0.5 million. MarketAxess Corporation is exposed to credit risk in the event a counterparty does not fulfill its obligation to complete a transaction. Pursuant to the terms of the securities clearing agreement between MarketAxess Corporation and the independent clearing broker, the clearing broker has the right to charge MarketAxess Corporation for losses resulting from a counterparty’s failure to fulfill its contractual obligations. The losses are not capped at a maximum amount and apply to all trades executed through the clearing broker. At March 31, 2009, MarketAxess Corporation had not recorded any liabilities with regard to this right.
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
Contractual Obligations and Commitments
     As of March 31, 2009, we had the contractual obligations and commitments detailed in the following table:

	Payments due by period
		Less than			More than
	Total	1 year	1 - 3 years	3 - 5 years	5 years
			(In thousands)
Operating leases	$6,909	$1,713	$1,761	$1,233	$2,202
Capital leases	1,624	266	672	658	28
Foreign currency forward contract	20,320	20,320	—	—	—

	$28,853	$22,299	$2,433	$1,891	$2,230

     As of March 31, 2009, we had unrecognized tax benefits of $2.7 million. Due to the nature of the underlying positions, it is not currently possible to schedule the future payment obligations by period. In addition, in connection with the acquisition of Greenline, the sellers are eligible to receive up to an aggregate of $1.5 million in cash in 2010, subject to Greenline attaining certain earn-out targets in 2009. The amount of the earn-out ultimately payable, if any, is currently unknown.
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
     As of March 31, 2009, we had a $27.6 million investment in securities available-for-sale. Adverse movements, such as a 10% decrease in the value of these securities or a downturn or disruption in the markets for these securities, could result in a substantial loss. In addition, principal gains and losses resulting from these securities could on occasion have a disproportionate effect, positive or negative, on our financial condition and results of operations for any particular reporting period.
Interest Rate Risk
     Interest rate risk represents our exposure to interest rate changes with respect to the money market instruments, U.S. Treasury obligations and short-term fixed-income securities in which we invest. As of March 31, 2009, our cash and cash equivalents and securities available-for-sale amounted to $137.4 million and were primarily in money market instruments and municipal securities. We do not maintain an inventory of bonds that are traded on our platform.

Derivative Risk
     Our limited derivative risk stems from our activities in the foreign currency forward contract market. We use this market to mitigate our U.S. dollar versus Pound Sterling exposure that arises from the activities of our U.K. subsidiary. As of March 31, 2009, the notional value of our foreign currency forward contracts was $20.3 million. We do not speculate in any derivative instruments.
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
Item 4. Controls and Procedures
     (a) Evaluation of Disclosure Controls and Procedures. Our management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our “disclosure controls and procedures” as that term is defined in Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of March 31, 2009. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective to ensure that information required to be disclosed by MarketAxess in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and to ensure that information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
     (b) Changes in Internal Control Over Financial Reporting. There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2009 identified in connection with the evaluation thereof by our management, including the Chief Executive Officer and Chief Financial Officer, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A. Risk Factors
     Risks that could have a negative impact on our business, results of operations and financial condition include: the level and intensity of competition in the fixed-income electronic trading industry and the pricing pressures that may result; the variability of our growth rate; the level of trading volume transacted on the MarketAxess platform; potential fluctuations in our operating results, which may cause our stock price to decline; the absolute level and direction of interest rates and the corresponding volatility in the corporate fixed-income market; our ability to develop new products and offerings and the market’s acceptance of those products; our dependence on our broker-dealer clients, three of which were also our stockholders as of January 1, 2009; non-performance by counterparties to certain transactions executed between our clients in which we act as an intermediary; technology failures, security breaches or rapid technology changes that may harm our business; our ability to enter into strategic alliances and to acquire other businesses and successfully integrate them with our business; extensive government regulation; continuing international expansion that may present economic and regulatory challenges; and our future capital needs and our ability to obtain capital when needed. This list is intended to identify only certain of the principal factors that could have a material adverse impact on our business, results of operations and financial condition. A more detailed description of each of these and other important risk factors can be found under the caption “Risk Factors” in our most recent Form 10-K, as amended, for the year ended December 31, 2008. There have been no material changes to the risk factors described in such Form 10-K, as amended.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Recent Sales of Unregistered Securities
     None.

Issuer Purchases of Equity Securities
     During the quarter ended March 31, 2009, we repurchased the following shares of common stock:

			Total Number of Shares	Dollar Value of Shares
			Purchased as Part of	That May Yet Be
	Total Number of	Average Price Paid	Publicly Announced	Purchased Under the
Period	Shares Purchased	per Share	Plans	Plans
				(In thousands)
January 1, 2009 — January 31, 2009	12,774	$8.20	—	$—
February 1, 2009 — February 28, 2009	7,329	7.19	—	—
March 1, 2009 — March 31, 2009	—	—	—	—

	20,103	$7.83	—

     During the three months ended March 31, 2009, a total of 19,603 shares were forfeited by employees to us to satisfy employee withholding tax obligations upon the vesting of restricted shares and 500 shares of unvested restricted shares were repurchased upon the termination of employment.
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

MARKETAXESS HOLDINGS INC.
Date: May 1, 2009	By:	/s/ RICHARD M. MCVEY
Richard M. McVey
Chief Executive Officer (principal executive officer)

Date: May 1, 2009	By:	/s/ JAMES N.B. RUCKER
James N. B. Rucker
Chief Financial Officer (principal financial and accounting officer)