Form 10-Q
period 2009-06-30
MARKETAXESS HOLDINGS INC
filed 2009-07-30
CIK 1278021

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009
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
     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑     No ☐
     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐     No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☑
     As of July 30, 2009, the number of shares of the Registrant’s voting common stock outstanding was 31,746,422 and the number of shares of the Registrant’s non-voting common stock was 2,585,654.

MARKETAXESS HOLDINGS INC.
FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2009

PART I — Financial Information
Item 1. Financial Statements
MARKETAXESS HOLDINGS INC.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Unaudited)

	As of
	June 30,	December 31,
	2009	2008
	(In thousands, except share
	and per share amounts)
ASSETS
Cash and cash equivalents	$88,737	$107,323
Securities available-for-sale	56,238	35,227
Securities and cash provided as collateral	4,570	4,316
Accounts receivable, including receivables from related parties of $3,377 and $1,930, respectively, net of allowance of $1,353 and $1,012 as of June 30, 2009 and December 31, 2008, respectively	21,685	13,283
Furniture, equipment and leasehold improvements, net of accumulated depreciation and amortization	3,897	3,369
Software development costs, net of accumulated amortization	3,972	4,521
Goodwill and intangible assets, net of accumulated amortization	38,314	39,546
Prepaid expenses and other assets	2,631	3,177
Deferred tax assets, net	32,051	35,666

Total assets	$252,095	$246,428

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities
Accrued employee compensation	$6,228	$10,439
Deferred revenue	2,091	2,303
Accounts payable, accrued expenses and other liabilities, including payables to related parties of $12 and $11 as of June 30, 2009 and December 31, 2008, respectively	8,676	8,878

Total liabilities	16,995	21,620

Commitments and Contingencies (Note 14)
Series B Preferred Stock, $0.001 par value, 35,000 shares authorized, issued and outstanding as of June 30, 2009 and December 31, 2008, liquidation preference of $1,000 per share	30,315	30,315

Stockholders’ equity
Preferred stock, $0.001 par value, 4,855,000 shares authorized, no shares issued and outstanding as of June 30, 2009 and December 31, 2008	—	—
Series A Preferred Stock, $0.001 par value, 110,000 shares authorized, no shares issued and outstanding as of June 30, 2009 and December 31, 2008	—	—
Common stock voting, $0.003 par value, 110,000,000 shares authorized, 34,613,947 shares and 33,971,309 shares issued as of June 30, 2009 and December 31, 2008, respectively	104	102
Common stock non-voting, $0.003 par value, 10,000,000 shares authorized, 2,585,654 shares issued and outstanding as of June 30, 2009 and December 31, 2008	9	9
Additional paid-in capital	309,559	305,508
Receivable for common stock subscribed	(839)	(951)
Treasury stock — Common stock voting, at cost, 2,864,120 shares as of June 30, 2009 and December 31, 2008	(40,000)	(40,000)
Accumulated deficit	(62,829)	(68,855)
Accumulated other comprehensive loss	(1,219)	(1,320)

Total stockholders’ equity	204,785	194,493

Total liabilities and stockholders’ equity	$252,095	$246,428

The accompanying notes are an integral part of these consolidated financial statements.

MARKETAXESS HOLDINGS INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(In thousands, except share and per share amounts)
Revenues
Commissions
U.S. high-grade, including $2,038, $2,137, $4,024 and $4,057 from related parties for the three and six months ended June 30, 2009 and 2008, respectively	$13,808	$12,554	$27,323	$24,956
Eurobond, including $933, $873, $1,715 and $1,678 from related parties for the three and six months ended June 30, 2009 and 2008, respectively	4,712	5,120	8,854	9,709
Other, including $378, $437, $680 and $866 from related parties for the three and six months ended June 30, 2009 and 2008, respectively	3,310	2,464	6,099	4,768

Total commissions	21,830	20,138	42,276	39,433
Technology products and services, including $10, $7, $19 and $22 from related parties for the three and six months ended June 30, 2009 and 2008, respectively	2,096	2,676	4,119	3,443
Information and user access fees, including $64, $73, $125 and $126 from related parties for the three and six months ended June 30, 2009 and 2008, respectively	1,504	1,442	3,159	2,923
Investment income, including $58, $209, $148 and $476 from related parties for the three and six months ended June 30, 2009 and 2008, respectively	234	761	566	1,752
Other, including $38, $45, $80 and $87 from related parties for the three and six months ended June 30, 2009 and 2008, respectively	175	620	351	1,025

Total revenues	25,839	25,637	50,471	48,576

Expenses
Employee compensation and benefits	11,917	11,576	23,359	22,594
Depreciation and amortization	1,679	1,816	3,470	3,596
Technology and communications	2,120	2,048	4,362	4,153
Professional and consulting fees	1,613	2,521	3,492	4,674
Occupancy	693	739	1,369	1,506
Marketing and advertising	708	685	1,353	1,369
General and administrative, including $31, $11, $49 and $18 from related parties for the three and six months ended June 30, 2009 and 2008, respectively	1,373	1,493	2,599	2,960

Total expenses	20,103	20,878	40,004	40,852

Income before income taxes	5,736	4,759	10,467	7,724
Provision for income taxes	2,549	1,911	4,441	3,280

Net income	$3,187	$2,848	$6,026	$4,444

Net income per common share
Basic	$0.09	$0.08	$0.16	$0.13
Diluted	$0.08	$0.08	$0.16	$0.13
Weighted average shares used to compute net income per common share
Basic	33,255,901	32,931,838	33,219,688	32,672,484
Diluted	37,853,809	34,758,642	37,660,205	34,064,775
The accompanying notes are an integral part of these consolidated financial statements.

MARKETAXESS HOLDINGS INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
AND ACCUMULATED OTHER COMPREHENSIVE LOSS
FOR THE SIX MONTHS ENDED JUNE 30, 2009
(Unaudited)

					Treasury
		Common		Receivable	Stock		Accumu-	Total
	Common	Stock	Additional	for Common	Common	Accumu-	lated Other	Stock-
	Stock	Non-	Paid-In	Stock	Stock	lated	Comprehen-	holders’
	Voting	Voting	Capital	Subscribed	Voting	Deficit	sive Loss	Equity

	(In thousands)
Balance at December 31, 2008	$102	$9	$305,508	$(951)	$(40,000)	$(68,855)	$(1,320)	$194,493
Comprehensive income:
Net income	—	—	—	—	—	6,026	—	6,026
Cumulative translation adjustment and foreign currency exchange hedge, net of tax	—	—	—	—	—	—	(132)	(132)
Unrealized net gain on securities available-for-sale, net of tax	—	—	—	—	—	—	233	233

Total comprehensive income								6,127
Stock-based compensation	—	—	4,152	—	—	—	—	4,152
Exercise of stock options and grants of restricted stock, net of withholding tax on stock vesting	2	—	233	—	—	—	—	235
Repayment of promissory notes	—	—	—	112	—	—	—	112
Decrement in windfall tax benefits from stock-based compensation	—	—	(334)	—	—	—	—	(334)

Balance at June 30, 2009	$104	$9	$309,559	$(839)	$(40,000)	$(62,829)	$(1,219)	$204,785

The accompanying notes are an integral part of these consolidated financial statements.

MARKETAXESS HOLDINGS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2009	2008
	(In thousands)
Cash flows from operating activities
Net income	$6,026	$4,444
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,470	3,596
Stock-based compensation expense	4,152	3,511
Deferred taxes	4,196	3,382
Provision for bad debts	444	571
Changes in operating assets and liabilities, net of business acquired:
(Increase) decrease in accounts receivable, including an (increase) of ($1,447) and a decrease of $2,569 from related parties for the six months ended June 30, 2009 and 2008, respectively	(8,846)	1,320
Decrease in prepaid expenses and other assets	546	208
(Decrease) in accrued employee compensation	(4,211)	(8,716)
(Decrease) increase in deferred revenue	(212)	82
Increase in accounts payable, accrued expenses and other liabilities, including an increase of $1 and a (decrease) of ($167) to related parties for the six months ended June 30, 2009 and 2008, respectively	322	523

Net cash provided by operating activities	5,887	8,921

Cash flows from investing activities
Acquisition of businesses, net of cash acquired (Note 3)	(1,368)	(35,233)
Securities available-for-sale:
Proceeds from maturities	8,824	32,698
Purchases	(29,428)	(3,633)
Securities and cash provided as collateral	(254)	(19)
Purchases of furniture, equipment and leasehold improvements	(926)	(669)
Capitalization of software development costs	(997)	(1,356)

Net cash (used in) investing activities	(24,149)	(8,212)

Cash flows from financing activities
Issuance of Series B Preferred Stock and common stock purchase warrants	—	26,760
Proceeds from exercise of stock options and grants of restricted stock, net of withholding tax	235	(453)
Decrement in windfall tax benefits from stock-based compensation	(334)	(213)
Purchase of treasury stock — common stock voting	—	(2,773)
Other	24	43

Net cash (used in) provided by financing activities	(75)	23,364

Effect of exchange rate changes on cash	(249)	(528)

Cash and cash equivalents
Net (decrease) increase for the period	(18,586)	23,545
Beginning of year	107,323	72,711

End of period	$88,737	$96,256

Supplemental cash flow information:
Cash paid during the year:
Income taxes paid (refunded)	$(100)	$35
Non-cash activity:
Issuance of common stock in connection with business acquisition	$—	$5,775
Capital lease obligation	$723	$—
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
     These unaudited Consolidated Financial Statements are prepared in accordance with accounting principles generally accepted in the United States and the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) with respect to Form 10-Q and reflect all adjustments that, in the opinion of management, are normal and recurring, and that are necessary for a fair statement of the results for the interim periods presented. In accordance with such rules and regulations, certain disclosures that are normally included in annual financial statements have been omitted. Interim period operating results may not be indicative of the operating results for a full year.
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

MARKETAXESS HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Unaudited (Continued)
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
     Revenues from contracts for technology integration consulting services are recognized on the percentage-of-completion method in accordance with SOP 81-1. Percentage-of-completion accounting involves calculating the percentage of services provided during the reporting period compared to the total estimated services to be provided over the duration of the contract. If estimates indicate that a contract loss will occur, a loss provision is recorded in the period in which the loss first becomes probable and reasonably estimable. Contract losses are determined to be the amount by which the estimated direct and indirect costs of the contract exceed the estimated total revenues that will be generated by the contract. There were no contract loss provisions recorded as of June 30, 2009 and December 31, 2008. Revenues recognized in excess of billings are recorded as unbilled services. Billings in excess of revenues recognized are recorded as deferred revenues until revenue recognition criteria are met.
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
     In April 2009, the FASB issued FASB Staff Position FAS 107-1 and APB Opinion No. 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP FAS 107-1 and APB 28-1”). FSP FAS 107-1 and APB 28-1 amends SFAS No. 107, “Disclosures about Fair Values of Financial Instruments,” to require disclosures about fair value of financial instruments in interim financial statements as well as in annual financial statements. FSP FAS 107-1 and APB 28-1 is effective for interim and annual periods ending after June 15, 2009, with early application permitted. The adoption of these statements had no material effect on the Consolidated Statements of Financial Condition and Consolidated Statements of Operations.
     In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS 165”). SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before the financial statements are issued or are available to be issued. It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date. SFAS 165 is effective for interim and annual reporting periods ending after June 15, 2009 and shall be applied prospectively. The adoption of this standard had no material effect on the Consolidated Statements of Financial Condition and Consolidated Statements of Operations.
     In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification TM and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162” (“SFAS 168”), which establishes the FASB Accounting Standards Codification as the source of authoritative accounting principles recognized by the FASB to be applied in the preparation of financial statements in conformity with generally accepted accounting principles. SFAS 168 explicitly recognizes rules and interpretive releases of the SEC under federal securities laws as authoritative GAAP for SEC registrants. This Statement is effective for interim and annual reporting periods ending after September 15, 2009. The Company does not expect the adoption of this standard will have a material impact on its Consolidated Financial Statements.
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

MARKETAXESS HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Unaudited (Continued)
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
     The following unaudited pro forma consolidated financial information reflects the results of operations of the Company for the six months ended June 30, 2008, as if the acquisition of Greenline had occurred as of the beginning of the period presented, after giving effect to certain purchase accounting adjustments. These pro forma results are not necessarily indicative of what the Company’s operating results would have been had the acquisition actually taken place as of the beginning of the period presented. The pro forma financial information includes the amortization charges from acquired intangible assets, adjustments to interest income and related tax effects (in thousands, except per share amounts).

Pro forma
Six Months Ended
June 30, 2008
Revenues	$50,167
Income before income taxes	$8,049
Net income	$4,650
Basic net income per common share	$0.14
Diluted net income per common share	$0.14
4. Net Capital Requirements and Customer Protection Requirements
     MarketAxess Corporation, a U.S. subsidiary, is a registered broker-dealer with the SEC and is a member of the Financial Industry Regulatory Authority (“FINRA”). MarketAxess Corporation claims exemption from SEC Rule 15c3-3, as it does not hold customer securities or funds on account, as defined. Pursuant to the Uniform Net Capital Rule under the Securities Exchange Act of 1934, MarketAxess Corporation is required to maintain minimum net capital, as defined, equal to the greater of $5,000 or 6 2/3% of aggregate indebtedness. MarketAxess Europe Limited, a U.K. subsidiary, is registered as a Multilateral Trading Facility with the Financial Services Authority (“FSA”) in the U.K. MarketAxess Canada Limited, a Canadian subsidiary, is registered as an Alternative Trading System dealer under the Securities Act of Ontario and is a member of the Investment Industry Regulatory Organization of Canada. MarketAxess Europe Limited and MarketAxess Canada Limited are subject to certain financial resource requirements of the FSA and the Ontario Securities Commission, respectively. The following table sets forth the capital requirements, as defined, that the Company’s subsidiaries were required to maintain as of June 30, 2009:

	MarketAxess	MarketAxess	MarketAxess
	Corporation	Europe Limited	Canada Limited
	(In thousands)
Net capital	$29,950	$22,219	$382
Minimum net capital required	710	2,836	237

Excess net capital	$29,240	$19,383	$145

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
5. Fair Value Measurements
     SFAS No. 157, “Fair Value Measurements,” defines fair value as “the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.” It also establishes a three-tiered fair value hierarchy that prioritizes inputs to valuation techniques used in fair value calculations. The three levels of inputs are defined as Level 1 (unadjusted quoted prices for identical assets or liabilities in active markets), Level 2 (inputs that are observable in the marketplace other than those inputs classified in Level 1) and Level 3 (inputs that are unobservable in the marketplace). The Company’s financial assets and liabilities measured at fair value on a recurring basis consist of its securities available-for-sale portfolio and one foreign currency forward contract. The following table summarizes the valuation of the Company’s assets (liabilities) measured at fair value.

	Level 1	Level 2	Level 3	Total
	(In thousands)
As of June 30, 2009
Securities available-for-sale
Federal agency issues	$29,949	$—	$—	$29,949
Municipal securities	—	24,232	—	24,232
Corporate bonds	—	2,057	—	2,057
Foreign currency forward position	—	(20)	—	(20)

	$29,949	$26,269	$—	$56,218

As of December 31, 2008
Securities available-for-sale
Municipal securities	$—	$33,177	$—	$33,177
Corporate bonds	—	2,050	—	2,050
Foreign currency forward position	—	264	—	264

	$—	$35,491	$—	$35,491

     Securities classified within Level 2 were valued using a market approach utilizing prices and other relevant information generated by market transactions involving comparable assets. The foreign currency forward contract is classified within Level 2 as the valuation inputs are based on quoted market prices.
     The Company enters into foreign currency forward contracts with a non-controlling stockholder broker-dealer client to hedge its exposure to variability in foreign currency cash flows resulting from the net investment in its U.K. subsidiary. The Company assesses each foreign currency forward contract to ensure that it is highly effective at reducing the exposure being hedged. The Company designates each foreign currency forward contract as a hedge, assesses the risk management objective and strategy, including identification of the hedging instrument, the hedged item and the risk exposure and how effectiveness is to be assessed prospectively and retrospectively. These hedges are for a one-month period and are used to limit exposure to foreign currency exchange rate fluctuations. The gross and net fair value liability of $20,000 as of June 30, 2009 is included in accounts payable, and the gross and net fair value asset of $0.3 million as of December 31, 2008 is included in accounts receivable, in the Consolidated Statements of Financial Condition. Gains or losses on foreign currency forward contracts designated as hedges are included in accumulated other comprehensive loss in the Consolidated Statements of Financial Condition. A summary of the foreign currency forward contract is as follows:

	As of
	June 30, 2009	December 31, 2008
	(In thousands)
Notional value	$24,869	$20,041
Fair value of notional	24,889	19,777

Gross and net fair value (liability) asset	$(20)	$264

MARKETAXESS HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Unaudited (Continued)
     The following is a summary of the Company’s securities available-for-sale:

		Gross	Gross	Estimated
	Amortized	unrealized	unrealized	fair
	cost	gains	losses	value
	(In thousands)
As of June 30, 2009
Federal agency issues	$29,587	$362	$—	$29,949
Municipal securities	24,166	67	(1)	24,232
Corporate bonds	2,042	15	—	2,057

	$55,795	$444	$(1)	$56,238

As of December 31, 2008
Municipal securities	$33,138	$55	$(16)	$33,177
Corporate bonds	2,054	—	(4)	2,050

	$35,192	$55	$(20)	$35,227

     The following table summarizes the contractual maturities of securities available-for-sale:

	As of December 31,
	June 30, 2009	December 31, 2008
	(In thousands)
Less than one year	$22,303	$18,702
Due in 1 - 5 years	33,935	16,525

Total securities available-for-sale	$56,238	$35,227

     Proceeds from the maturities and sales of securities available-for-sale during the six months ended June 30, 2009 and 2008 were $8.8 million and $32.7 million, respectively.
     The fair value and continuous duration of gross unrealized losses on securities available-for-sale with unrealized losses were as follows:

	Less than Twelve Months		Twelve Months or More		Total
	Estimated	Gross	Estimated	Gross	Estimated	Gross
	fair	unrealized	fair	unrealized	fair	unrealized
	value	losses	value	losses	value	losses
	(In thousands)
As of June 30, 2009
Federal agency issues	$—	$—	$—	$—	$—	$—
Municipal securities	2,920	(1)	—	—	2,920	(1)
Corporate bonds	—	—	—	—	—	—

Total securities available-for-sale	$2,920	$(1)	$—	$—	$2,920	$(1)

As of December 31, 2008
Municipal securities	$5,088	$(10)	$2,134	$(6)	$7,222	$(16)
Corporate bonds	—	—	2,050	(4)	2,050	(4)

Total securities available-for-sale	$5,088	$(10)	$4,184	$(10)	$9,272	$(20)

MARKETAXESS HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Unaudited (Continued)
6. Furniture, Equipment and Leasehold Improvements
     Furniture, equipment and leasehold improvements, net, are comprised of the following:

	As of
	June 30, 2009	December 31, 2008
	(In thousands)
Computer hardware and related software	$13,343	$18,015
Office hardware	1,168	3,574
Furniture and fixtures	1,984	1,791
Leasehold improvements	2,128	2,074
Computer hardware under capital lease	1,419	696
Accumulated depreciation and amortization	(16,145)	(22,781)

Total furniture, equipment and leasehold improvements, net	$3,897	$3,369

7. Software Development Costs
     During the six months ended June 30, 2009 and 2008, software development costs totaling $1.0 million and $1.4 million, respectively, were capitalized. Non-capitalized software costs and routine maintenance costs are expensed as incurred and are included in employee compensation and benefits and professional and consulting fees in the Consolidated Statements of Operations. Software development costs, net, are comprised of the following:

	As of
	June 30, 2009	December 31, 2008
	(In thousands)
Software development costs	$18,416	$19,607
Accumulated amortization	(14,444)	(15,086)

Total software development costs, net	$3,972	$4,521

8. Goodwill and Intangible Assets
     Goodwill and intangible assets principally relate to the acquisitions of Trade West Systems, LLC (“TWS”), which was completed in November 2007, and Greenline. The following is a summary of goodwill:

	As of
	June 30, 2009	December 31, 2008
	(In thousands)
Goodwill from Greenline acquisition	$29,405	$29,853
Goodwill from TWS acquisition	2,177	2,177
Other goodwill	202	202

Total	$31,784	$32,232

     Intangible assets that are subject to amortization, including the related accumulated amortization, are comprised of the following:

	June 30, 2009			December 31, 2008
		Accumulated	Net Carrying		Accumulated	Net Carrying
	Cost	Amortization	Amount	Cost	Amortization	Amount
	(In thousands)

Technology	$4,010	$(1,459)	$2,551	$4,010	$(1,110)	$2,900
Customer relationships	3,530	(861)	2,669	3,530	(604)	2,926
Non-competition agreements	1,260	(333)	927	1,260	(207)	1,053
Tradenames	590	(207)	383	590	(155)	435

Total	$9,390	$(2,860)	$6,530	$9,390	$(2,076)	$7,314

MARKETAXESS HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Unaudited (Continued)
     Amortization expense associated with identifiable intangible assets was $0.8 million and $0.6 million for the six months ended June 30, 2009 and 2008, respectively. Estimated total amortization expense is $1.6 million for 2009, $1.5 million for 2010 and 2011, $1.4 million for 2012 and $0.5 million for 2013.
9. Income Taxes
     The provision for income taxes consists of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(In thousands)
Current:
Federal	$—	$—	$—	$—
State and local	(12)	—	(12)	—
Foreign	584	58	652	115

Total current provision	572	58	640	115

Deferred:
Federal	1,350	922	2,266	1,708
State and local	621	343	1,107	723
Foreign	6	588	428	734

Total deferred provision	1,977	1,853	3,801	3,165

Provision for income taxes	$2,549	$1,911	$4,441	$3,280

     The following is a summary of the Company’s net deferred tax assets:

	As of
	June 30, 2009	December 31, 2008
	(In thousands)
Deferred tax assets and liabilities	$32,636	$36,233
Valuation allowance	(585)	(567)

Deferred tax assets, net	$32,051	$35,666

     As of June 30, 2009, the Company had deferred tax assets associated with stock-based compensation of approximately $4.9 million. There is a risk that the ultimate tax benefit realized upon the exercise of stock options or vesting of restricted stock could be less than the tax benefit previously recognized and in a manner sufficient to exhaust the additional-paid-in-capital pool determined under SFAS 123R. If this should occur, any excess tax benefit previously recognized would be reversed, resulting in an increase in tax expense. Since the tax benefit to be realized in the future is unknown, it is not currently possible to estimate the impact on the deferred tax balance. As of June 30, 2009, the additional paid-in-capital pool was approximately $2.7 million.
     The Company or one of its subsidiaries files U.S. federal, state and foreign income tax returns. No U.S. federal, state or U.K. income tax returns have been subject to audit, with the exception of New York city and state (through 2003) and Connecticut state (through 2003) tax returns. The Company’s New York state franchise tax returns for 2004 through 2006 are currently under examination. The Company cannot estimate when the examination will conclude.
     As a result of the implementation of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109,” effective January 1, 2008, the Company recognized an increase in deferred tax assets of $3.0 million related to previously unrecognized tax benefits, which was accounted for as an increase to additional paid-in capital of $0.3 million and an increase in accrued expenses of $2.7 million. Unrecognized tax benefits as of June 30, 2009 and December 31, 2008 were $2.7 million. If recognized, this entire amount would impact the effective tax rate.
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

MARKETAXESS HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Unaudited (Continued)
Company. The Company incurs investment advisory and bank fees in connection with this arrangement. As of the dates and for the periods indicated below, the Company had the following balances and transactions with the Stockholder Broker-Dealer Clients or their affiliates:

	As of
	June 30, 2009	December 31, 2008
	(In thousands)
Cash and cash equivalents	$88,262	$106,649
Securities and cash provided as collateral	4,070	3,816
Accounts receivable	3,377	1,930
Accounts payable	12	11

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(In thousands)
Commissions	$3,349	$3,446	$6,419	$6,601
Technology products and services	10	7	19	22
Information and user access fees	64	73	125	126
Investment income	58	209	148	476
Other income	38	45	80	87
General and administrative	31	11	49	18
11. Stockholders’ Equity and Preferred Stock
Common Stock
     As of June 30, 2009 and December 31, 2008, the Company had 110,000,000 authorized shares of common stock and 10,000,000 authorized shares of non-voting common stock. Common stock entitles the holder to one vote per share of common stock held. Non-voting common stock is convertible on a one-for-one basis into shares of voting common stock at any time subject to a limitation on conversion to the extent such conversion would result in a stockholder, together with its affiliates, owning more than 9.99% of the outstanding shares of common stock.
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

MARKETAXESS HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Unaudited (Continued)
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
     The shares of Series B Preferred Stock are convertible at any time by the holders thereof at a conversion price of $10.00 per share, subject to anti-dilution adjustments in the event of a stock split, stock dividend, reverse stock split or similar transaction. The Series B Preferred Stock will be automatically converted into shares of common stock at the then-applicable conversion price if the closing price of the common stock is at least $17.50 on each trading day for a period of 65 consecutive trading days.
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
Stockholders Rights Agreement
     On June 2, 2008, the Board of Directors implemented and on June 4, 2009, the Company’s stockholders ratified, a stockholders rights agreement and declared a distribution of one right (a “Right”) for each outstanding share of common stock and non-voting common stock, to stockholders of record at the close of business on June 20, 2008 and for each share of common stock and non-voting common stock issued by the Company thereafter and prior to the Distribution Date (as defined in the stockholders rights agreement). Each Right entitles the registered holder, subject to the terms of the stockholders rights agreement, to purchase from the Company one one-thousandth of a share of Series A Preferred Stock, par value $0.001 per share (a “Unit), at a price of $40.00 per Unit, subject to adjustment.

MARKETAXESS HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Unaudited (Continued)
12. Stock-Based Compensation Plans
     Stock-based compensation expense for the three and six months ended June 30, 2009 and 2008 was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(In thousands)
Employee:
Stock options	$749	$983	$1,520	$1,908
Restricted stock	1,287	708	2,441	1,400

	2,036	1,691	3,961	3,308

Non-employee directors:
Stock options	23	25	55	62
Restricted stock	55	56	136	141

	78	81	191	203

Total stock-based compensation	$2,114	$1,772	$4,152	$3,511

     The Company records stock-based compensation for employees in employee compensation and benefits and for non-employee directors in general and administrative expenses in the Consolidated Statements of Operations.
     During the six months ended June 30, 2009, the Company granted to employees a total of 35,568 options to purchase shares of common stock, 621,918 shares of restricted stock and performance-based shares with an expected pay-out of 206,664 shares of common stock. Based on the Black-Scholes option pricing model, the weighted average fair value for each option granted was $3.45 per share. The fair value of the restricted stock and performance-based share awards was based on a weighted-average grant date fair value per share of $8.06 and $7.94, respectively. As of June 30, 2009, there was $12.9 million of total unrecognized compensation costs related to non-vested awards. That cost is expected to be recognized over a weighted-average period of 1.5 years.

MARKETAXESS HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Unaudited (Continued)
13. Earnings Per Share
     The following table sets forth the computation of basic and diluted earnings per common share.

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(In thousands, except share and per share amounts)
Basic EPS
Net income	$3,187	$2,848	$6,026	$4,444
Amount allocable to common shareholders	90.5%	97.2%	90.5	98.6%

Net income applicable to common stock	$2,884	$2,769	$5,452	$4,381

Common stock — voting	30,670,247	30,346,184	30,634,034	30,086,830
Common stock — non-voting	2,585,654	2,585,654	2,585,654	2,585,654

Basic weighted average shares outstanding	33,255,901	32,931,838	33,219,688	32,672,484

Basic earnings per share	$0.09	$0.08	$0.16	$0.13

Diluted EPS
Net income	$3,187	$2,848	$6,026	$4,444

Basic weighted average shares outstanding	33,255,901	32,931,838	33,219,688	32,672,484
Effect of dilutive shares:
Series B Preferred Stock	3,500,000	933,333	3,500,000	466,667
Stock options and restricted stock	1,097,908	893,471	940,517	925,624

Diluted weighted average shares outstanding	37,853,809	34,758,642	37,660,205	34,064,775

Diluted earnings per share	$0.08	$0.08	$0.16	$0.13

     Stock options, restricted stock and warrants totaling 4,350,489 shares and 4,954,362 shares for the three months ended June 30, 2009 and 2008, respectively, and 4,571,019 shares and 4,888,822 shares for the six months ended June 30, 2009 and 2008, respectively, were excluded from the computation of diluted earnings per share because their effect would have been antidilutive. The computation of diluted shares can vary among periods due, in part, to the change in the average price of the Company’s common stock.
14. Commitments and Contingencies
     The Company leases office space and equipment under non-cancelable lease agreements expiring at various dates through 2019. Office space leases are subject to escalation based on certain costs incurred by the landlord. Minimum rental commitments under such operating and capital leases, net of sublease income, as of June 30, 2009 are as follows:

	Operating Leases	Capital Leases
	(In thousands)
Remainder of 2009	$1,168	$168
2010	1,143	336
2011	720	336
2012	664	336
2013	670	322
2014	678	42
Thereafter	1,619	—

Minimum lease payments	6,662	1,540
Less amount representing interest	—	234

	$6,662	$1,306

MARKETAXESS HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Unaudited (Continued)
     Rental expense of $0.6 million for both the three months ended June 30, 2009 and 2008, and $1.2 million for both the six months ended June 30, 2009 and 2008, is included in occupancy expenses in the Consolidated Statements of Operations. Rental expense has been recorded based on the total minimum lease payments after giving effect to rent abatement and concessions, which are being amortized on a straight-line basis over the life of the lease, and sublease income. In July 2009, the Company entered into two consecutive lease agreements for office space with a February 2022 lease termination date. The aggregate amount of the future lease obligations under these two leases is $17.1 million, which amount is not reflected in the commitment table above.
     The Company has entered into a sublease agreement on one of its leased properties through the April 2011 lease termination date. A loss on the sublease was recorded in 2001. The sublease loss accrual as of June 30, 2009 and December 31, 2008 was $0.3 million and $0.5 million, respectively. In May 2008, the Company assigned the lease agreement on another leased property to a third party. The Company is contingently liable should the assignee default on future lease obligations through the November 2015 lease termination date. The aggregate amount of future lease obligations under these two arrangements was $4.5 million as of June 30, 2009.
     The Company is contingently obligated for standby letters of credit that were issued to landlords for office space. The Company uses a U.S. government obligation as collateral for these standby letters of credit. This collateral is included with securities and cash provided as collateral in the Consolidated Statements of Financial Condition and had a fair market value of $3.5 million and $3.3 million as of June 30, 2009 and December 31, 2008, respectively.
     MarketAxess Corporation operates an anonymous matching service for its broker-dealer clients and during 2008 extended its trading counterparty role to include the execution of certain bond transactions between and among institutional investor and broker-dealer clients. MarketAxess Corporation executes all such trades on a riskless principal basis, which are cleared and settled by an independent clearing broker. Under a securities clearing agreement with the independent third party, MarketAxess Corporation maintains a collateral deposit with the clearing broker in the form of cash or U.S. government securities. As of June 30, 2009 and December 31, 2008, the collateral deposit included in securities and cash provided as collateral in the Consolidated Statements of Financial Condition was $0.5 million. MarketAxess Corporation is exposed to credit risk in the event a counterparty does not fulfill its obligation to complete a transaction. Pursuant to the terms of the securities clearing agreement between MarketAxess Corporation and the independent clearing broker, the clearing broker has the right to charge MarketAxess Corporation for losses resulting from a counterparty’s failure to fulfill its contractual obligations. The losses are not capped at a maximum amount and apply to all trades executed through the clearing broker. At June 30, 2009, MarketAxess Corporation had not recorded any liabilities with regard to this right.
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
     The FINRA hearing, which had been scheduled for early February 2009, was postponed and has been rescheduled for September 2009. The Company believes that these claims are wholly without merit and has vigorously defended against them. Based on currently available information, the Company believes that the likelihood of a material loss is not probable. Accordingly, no amount has been provided in the accompanying financial statements. However, arbitration is subject to inherent uncertainties and unfavorable rulings could occur.

MARKETAXESS HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Unaudited (Continued)
15. Comprehensive Income
     Comprehensive income was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(In thousands)
Net income	$3,187	$2,848	$6,026	$4,444
Cumulative translation adjustment and foreign currency exchange hedge, net of taxes	(49)	(176)	(132)	(297)
Unrealized net gain (loss) on securities available- for-sale, net of taxes	192	(268)	233	(239)

Total comprehensive income	$3,330	$2,404	$6,127	$3,908

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
Executive Overview
     MarketAxess operates one of the leading platforms for the electronic trading of corporate bonds and certain other types of fixed-income securities. Through our platform, institutional investor client firms can access the aggregate liquidity provided by the collective interest of our 60 broker-dealer clients in buying or selling bonds through our platform. Our 685 active institutional investor clients (firms that executed at least one trade in U.S. or European fixed-income securities through our electronic trading platform between July 2008 and June 2009) include investment advisers, mutual funds, insurance companies, public and private pension funds, bank portfolios and hedge funds. Our DealerAxess® trading service allows dealers to trade fixed-income securities and credit default swaps with each other on our platform. We execute certain bond transactions between and among institutional investor and broker-dealer clients on a riskless principal basis by serving as counterparty to both the buyer and the seller in matching back-to-back trades, which then settle through a third-party clearing organization. Through our Corporate BondTicker™ service, we provide fixed-income market data, analytics and compliance tools that help our clients make trading decisions. In addition, we provide FIX (Financial Information eXchange) message management tools, connectivity solutions and ancillary technology services that facilitate the electronic communication of order information between trading counterparties. Our revenues are primarily generated from the trading of U.S. and European high-grade corporate bonds.
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
     As a public company listed on the NASDAQ Global Select Market, we are subject to the reporting requirements of the Securities Exchange Act of 1934, the Sarbanes-Oxley Act of 2002 and the NASDAQ Marketplace rules. The requirements of these rules and regulations impose legal and financial compliance costs, make some activities more difficult, time-consuming or costly and may also place a strain on our systems and resources. In order to maintain and improve the effectiveness of our disclosure controls and procedures and internal control over financial reporting, significant resources and management oversight are required.
     Rapid Technological Changes
     We must continue to enhance and improve our electronic trading platform. The electronic financial services industry is characterized by increasingly complex systems and infrastructures and new business models. Our future success will depend on our ability to enhance our existing products and services, develop and/or license new products and technologies that address the increasingly sophisticated and varied needs of our broker-dealer and institutional investor clients and prospective clients and respond to technological advances and emerging industry standards and practices on a cost-effective and timely basis. We received two patents in 2009 covering our most significant trading protocols and other aspects of our trading system technology, and other patents are pending.
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
        The U.S. and European credit markets have been through a period of significant turmoil since the third quarter of 2007, especially in short-term funding and floating rate note instruments. A widespread retrenchment in the credit markets resulted in increased credit spreads and significantly higher credit spread volatility across a wide range of asset classes.  Credit yield spreads in U.S. corporate bonds, as measured by the Credit Suisse Liquid U.S. Corporate Index (“LUCI”), increased from 1.0% over U.S Treasuries in June 2007 to a peak of 5.4% in December 2008. Credit spread volatility in U.S. corporate bonds, as measured by the LUCI Index, increased from 0.7% in June 2007 to a peak of 13.2% in January 2009. The credit markets demonstrated significant improvement through the first half of 2009, with net inflows to taxable bond funds and corporate and international bond exchange-traded funds, and an increase in the volume of new issues of high-grade corporate bonds compared to the second half of 2008. Credit yield spreads in U.S. corporate bonds declined to 2.5% over U.S. Treasuries as of June 30, 2009. The average daily trading volume of U.S. high-grade corporate bonds for the quarter ended June 30, 2009, as measured by TRACE, was $12.8 billion, compared to $10.6 billion in the quarter ended March 31, 2009 and $8.0 billion in the quarter ended December 31, 2008. However, the increased demand for corporate bonds during the quarter ended June 30, 2009, combined with primary dealer inventory of corporate bonds (with more than one year to maturity) that was approximately 65% below third quarter 2007 levels, resulted in a scarcity in certain bond issues and difficulty for investors in executing their purchases of these bonds.
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
     U.S. High-Grade Corporate Bond Commissions.   Our U.S. high-grade corporate bond fee plans for fully electronic trades generally incorporate various monthly distribution fees and variable transaction fees billed to our broker-dealer clients on a monthly basis. The fee plans generally incorporate volume incentives to our broker-dealer clients that are designed to increase the volume of transactions effected on our platform. Under the fee plans, we electronically add the transaction fee to the spread quoted by the broker-dealer client. For trades that we execute between and among institutional investor and broker-dealer clients on a riskless principal basis by serving as counterparty to both the buyer and the seller, we earn our commission through the difference in price between the two back-to-back trades.
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
Critical Accounting Policies
     This Management’s Discussion and Analysis of Financial Condition and Results of Operations discusses our Consolidated Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the United States, also referred to as U.S. GAAP. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the reported amounts of income and expenses during the reporting periods. We base our estimates and judgments on historical experience and on various other factors that we believe are reasonable under the circumstances. Actual results may differ from these estimates under varying assumptions or conditions. Note 2 of the Notes to our Consolidated Financial Statements includes a summary of the significant accounting policies and methods used in the preparation of our Consolidated Financial Statements. There were no significant changes to our critical accounting policies and estimates during the six months ended June 30, 2009, as compared to those we disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K, as amended, for the year ended December 31, 2008.
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
Statistical Information
     Our trading volume for each of the periods presented was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Trading Volume Data (in billions)
U.S. high-grade	$37.9	$42.7	$74.7	$81.4
Eurobond	13.2	11.8	22.3	19.9
Other	15.7	15.3	29.9	33.0

Total	$66.8	$69.8	$126.9	$134.3

Number of U.S. Trading Days	63	64	124	125
Number of U.K. Trading Days	61	63	124	125
     For volume reporting purposes, transactions in foreign currencies are converted to U.S. dollars at average monthly rates. Prior to September 1, 2008, no fees were charged on U.S. high-grade single-dealer inquiries. Such single-dealer inquiry trading volume amounted to $2.5 billion and $4.9 for the three and six months ended June 30, 2008, respectively. Effective September 1, 2008, single-dealer inquiry trades are charged commissions in accordance with the U.S. high-grade corporate bond fee plan. Credit default swap trading volume data are included in Other. Trading volume data related to DealerAxess® bond trading between broker-dealer clients are included in either U.S. high-grade or Other trading volumes, as appropriate.
     Our active institutional investor clients (firms that executed at least one trade in U.S. or European fixed-income securities through our electronic trading platform for the twelve months ended June 30, 2009 and 2008, respectively) and our broker-dealer clients as of June 30, 2009 and 2008 were as follows:

	2009	2008
Institutional Investor Clients:
U.S. products	487	458
European products	198	198

Total	685	656

Broker-Dealer Clients	60	31

Results of Operations
Three Months Ended June 30, 2009 Compared to Three Months Ended June 30, 2008
Overview
     Total revenues increased by $0.2 million or 0.8% to $25.8 million for the three months ended June 30, 2009, from $25.6 million for the three months ended June 30, 2008. This increase in total revenues was primarily due to an increase in U.S. high-grade and other commissions of $2.1 million, offset by declines in technology products and services revenues of $0.6 million, investment income of $0.5 million and Eurobond commissions of $0.4 million. A 21.1% change in the average exchange rate of the Pound Sterling compared to the U.S. dollar from the three months ended June 30, 2008 to the three months ended June 30, 2009 had the effect of reducing European revenues by $1.3 million.
     Total expenses decreased by $0.8 million or 3.7% to $20.1 million for the three months ended June 30, 2009, from $20.9 million for the three months ended June 30, 2008. The decrease was primarily due to a decline in professional and consulting expenses of $0.9 million, offset by higher employee compensation and benefits of $0.3 million. The change in the foreign currency rates had the effect of reducing European expenses by $0.8 million.

     Income before taxes increased by $1.0 million or 20.5% to $5.7 million for the three months ended June 30, 2009, from $4.8 million for the three months ended June 30, 2008. Net income increased by $0.3 million or 11.9% to $3.1 million for the three months ended June 30, 2009, from $2.8 million for three months ended June 30, 2008.
Revenues
     Our revenues for the three months ended June 30, 2009 and 2008, and the resulting dollar and percentage changes, were as follows:

	Three Months Ended June 30,
	2009		2008
		% of		% of	$	%
	$	Revenues	$	Revenues	Change	Change
	($ in thousands)
Commissions
U.S. high-grade	$13,808	53.4%	$12,554	49.0%	$1,254	10.0%
Eurobond	4,712	18.2	5,120	20.0	(408)	(8.0)
Other	3,310	12.8	2,464	9.6	846	34.3

Total commissions	21,830	84.5	20,138	78.6	1,692	8.4
Technology products and services	2,096	8.1	2,676	10.4	(580)	(21.7)
Information and user access fees	1,504	5.8	1,442	5.6	62	4.3
Investment income	234	0.9	761	3.0	(527)	(69.3)
Other	175	0.7	620	2.4	(445)	(71.8)

Total revenues	$25,839	100.0%	$25,637	100.0%	$202	0.8%

     Commissions.  Total commissions increased by $1.7 million or 8.4% to $21.8 million for the three months ended June 30, 2009, from $20.1 million for the three months ended June 30, 2008. The following table shows the extent to which the increase in commissions for the three months ended June 30, 2009 was attributable to changes in transaction volumes, transaction fees per million and monthly distribution fees:

	Change from Three Months Ended June 30, 2008
	U.S.
	High-Grade	Eurobond	Other	Total
	(In thousands)
Volume (decrease) increase	$(534)	$150	$71	$(313)
Transaction fee per million increase	1,948	285	775	3,008
Monthly distribution fees (decrease)	(160)	(843)	—	(1,003)

Total commissions increase (decrease)	$1,254	$(408)	$846	$1,692

     Our average fee per million for the three months ended June 30, 2009 and 2008 was as follows:

	Three Months Ended June 30,
	2009	2008
Average Fee Per Million
U.S. high-grade
Transaction	$163	$111
Total	$364	$294
Eurobond
Transaction	$131	$110
Total	$358	$434
Other	$210	$161
All Products
Transaction	$168	$122
Total	$327	$289
     U.S. high-grade volume decreased by 11.2% for the three months ended June 30, 2009, compared to the three months ended June 30, 2008. The decrease in U.S. high-grade volume was due to a decline in the Company’s estimated market share of total U.S. high-grade corporate bond volume as reported by the FINRA Trade Reporting and Compliance Engine (“TRACE”) from 7.5% for the three months ended June 30, 2008 to 4.7% for the three months ended June 30, 2009, offset by an increase in overall market volume as measured by FINRA TRACE. Estimated FINRA TRACE U.S. high-grade volume increased by 41.2% from $571.7 billion for the three months ended June 30, 2008 to $807.1 billion for the three months ended June 30, 2009. The U.S. high-grade distribution fees were $7.6 million for the three months ended June 30, 2009, compared to $7.8 million for the three months ended June 30, 2008. The U.S. high-grade distribution fees decreased as a result of recent merger and bankruptcy activity involving several of our broker-dealer clients. The total U.S. high-grade average fee per million is calculated for each period presented using both the transaction fees and the monthly distribution fees paid by our broker-dealer clients. The U.S. high-grade average transaction fee per million increased from $111 for the three months ended June 30, 2008 to $163 for the three months ended June 30, 2009, primarily due to the introduction of our execution services desk, the introduction of new dealers on the platform that pay higher variable fees per million and the longer maturity of trades executed on the platform, for which we charge higher commissions.
     Eurobond volume increased by 11.6% for the three months ended June 30, 2009, compared to the three months ended June 30, 2008. The Eurobond distribution fees were $3.0 million for the three months ended June 30, 2009, compared to $3.8 million for the three months ended June 30, 2008. The total Eurobond average fee per million is calculated for each period presented using both the transaction fees and the monthly distribution fees paid by our broker-dealer clients. The Eurobond average transaction fee per million increased from $110 for the three months ended June 30, 2008 to $131 for the three months ended June 30, 2009. A 21.1% change in the average exchange rate of the Pound Sterling compared to the U.S. dollar from the three months ended June 30, 2008 to the three months ended June 30, 2009, had the effect of reducing Eurobond commission revenues by $1.3 million.
     Other volume increased by 2.6% for the three months ended June 30, 2009, compared to the three months ended June 30, 2008. Other average fee per million increased from $161 for the three months ended June 30, 2008 to $210 for the three months ended June 30, 2009, primarily due to a larger percentage of Other volume in products that carry higher fees per million, principally high-yield bonds.
     Technology Products and Services. Technology products and services revenues decreased by $0.6 million or 21.7% to $2.1 million for the three months ended June 30, 2009, from $2.7 million for the three months ended June 30, 2008. The decrease was primarily due to the sale of fewer FIX-related product licenses.
     Information and User Access Fees.  Information and user access fees increased by $0.1 million or 4.3% to $1.5 million for the three months ended June 30, 2009, from $1.4 million for the three months ended June 30, 2008.
     Investment Income.  Investment income decreased by $0.5 million or 69.3% to $0.2 million for the three months ended June 30, 2009, from $0.8 million for the three months ended June 30, 2008. The decrease was due principally to lower interest rates.

     Other. Other revenues decreased by $0.4 million or 71.8% to $0.2 million for the three months ended June 30, 2009, from $0.6 million for the three months ended June 30, 2008. The 2008 revenues include license fees and a one-time insurance settlement aggregating $0.3 million, which did not recur in 2009.
Expenses
     Our expenses and expenses as a percentage of revenues for the three months ended June 30, 2009 and 2008, and the resulting dollar and percentage changes, were as follows:

	Three Months Ended June 30,
	2009		2008
		% of		% of	$	%
	$	Revenues	$	Revenues	Change	Change
	($ in thousands)
Employee compensation and benefits	$11,917	46.1%	$11,576	45.2%	$341	2.9%
Depreciation and amortization	1,679	6.5	1,816	7.1	(137)	(7.5)
Technology and communications	2,120	8.2	2,048	8.0	72	3.5
Professional and consulting fees	1,613	6.2	2,521	9.8	(908)	(36.0)
Occupancy	693	2.7	739	2.9	(46)	(6.2)
Marketing and advertising	708	2.7	685	2.7	23	3.4
General and administrative	1,373	5.3	1,493	5.8	(120)	(8.0)

Total expenses	$20,103	77.8%	$20,878	81.4%	$(775)	(3.7)%

     Employee Compensation and Benefits. Employee compensation and benefits increased by $0.3 million or 2.9% to $11.9 million for the three months ended June 30, 2009, from $11.6 million for the three months ended June 30, 2008. This increase was primarily attributable to higher incentive compensation of $0.6 million and stock-based compensation expense of $0.3 million, offset by lower wages of $0.3 million.
     Depreciation and Amortization. Depreciation and amortization decreased by $0.1 million or 7.5% to $1.7 million for the three months ended June 30, 2009, from $1.8 million for the three months ended June 30, 2008. For the three months ended June 30, 2009 and 2008, we capitalized $0.6 million and $0.4 million, respectively, of software development costs, and $0.4 million and $0.5 million, respectively, of computer and related equipment purchases.
     Technology and Communications. Technology and communications expense increased by $0.1 million or 3.5% to $2.1 million for the three months ended June 30, 2009, from $2.0 million for the three months ended June 30, 2008.
     Professional and Consulting Fees. Professional and consulting fees decreased by $0.9 million or 36.0% to $1.6 million for the three months ended June 30, 2009, from $2.5 million for the three months ended June 30, 2008. The decrease was principally due to lower legal expense of $0.5 million and technology consulting of $0.2 million.
     Occupancy. Occupancy costs were $0.7 million for both the three months ended June 30, 2009 and June 30, 2008.
     Marketing and Advertising. Marketing and advertising expenses were $0.7 million for both the three months ended June 30, 2009 and June 30, 2008.
     General and Administrative. General and administrative expense decreased by $0.1 million or 8.0% to $1.4 million for the three months ended June 30, 2009, from $1.5 million for the three months ended June 30, 2008, primarily due to a decline in general travel and entertainment costs.
     Provision for Income Tax. For the three months ended June 30, 2009 and 2008, we recorded an income tax provision of $2.5 million and $1.9 million, respectively. The increase in the tax provision was primarily attributable to the $1.0 million increase in pre-tax income for the period. With the exception of the payment of certain foreign and state and local taxes, the provision for income taxes was a non-cash expense since we had available net operating loss carryforwards and tax credits to offset the cash payment of taxes.
     Our consolidated effective tax rate for the three months ended June 30, 2009 was 44.4%, compared to 40.2% for the three months ended June 30, 2008. The 2009 rate reflects an increase in the projected tax rate on foreign source income, which had the effect of increasing the effective tax rate by 3.6 percentage points. Our consolidated effective tax rate can vary from period to period depending on, among other factors, the geographic and business mix of our earnings and changes in tax legislation and tax rates. Due to our net deferred tax asset balance, a decrease in tax rates results in a reduction in our deferred tax balance and an increase in tax expense.
Six Months Ended June 30, 2009 Compared to Six Months Ended June 30, 2008
Overview
     Total revenues increased by $1.9 million or 3.9% to $50.5 million for the six months ended June 30, 2009, from $48.6 million for the six months ended June 30, 2008. This increase in total revenues was primarily due to an increase in U.S. high-grade and other commissions of $3.7 million and technology products and services revenues of $0.7 million, offset by a decline in investment income of $1.2 million and Eurobond commissions of $0.9 million. Technology products and services revenues reflect the impact of the Greenline acquisition in March 2008. A 24.2% change in the average exchange rate of the Pound Sterling compared to the U.S. dollar from the six months ended June 30, 2008 to the six months ended June 30, 2009 had the effect of reducing European revenues by $2.9 million.
     Total expenses decreased by $0.8 million or 2.1% to $40.0 million for the six months ended June 30, 2009, from $40.9 million for the six months ended June 30, 2008. This decrease was primarily due to lower professional and consulting fees of $1.2 million and general and administrative expenses of $0.4 million, offset by an increase in employee compensation and benefits of $0.8 million. The change in the foreign currency rates had the effect of reducing European expenses by $1.7 million. The 2008 results include Greenline expenses from the date of the acquisition.
     Income before taxes increased by $2.7 million or 35.5% to $10.5 million for the six months ended June 30, 2009, from $7.7 million for the six months ended June 30, 2008. Net income increased by $1.6 million or 35.6% to $6.0 million for the six months ended June 30, 2009, from $4.4 million for six months ended June 30, 2008.
Revenues
     Our revenues for the six months ended June 30, 2009 and 2008, and the resulting dollar and percentage changes, were as follows:

	Six Months Ended June 30,
	2009		2008
		% of		% of	$	%
	$	Revenues	$	Revenues	Change	Change
	($ in thousands)
Commissions
U.S. high-grade	$27,323	54.1%	$24,956	51.4%	$2,367	9.5%
Eurobond	8,854	17.5	9,709	20.0	(855)	(8.8)
Other	6,099	12.1	4,768	9.8	1,331	27.9

Total commissions	42,276	83.8	39,433	81.2	2,843	7.2
Technology products and services	4,119	8.2	3,443	7.1	676	19.6
Information and user access fees	3,159	6.3	2,923	6.0	236	8.1
Investment income	566	1.1	1,752	3.6	(1,186)	(67.7)
Other	351	0.7	1,025	2.1	(674)	(65.8)

Total revenues	$50,471	100.0%	$48,576	100.0%	$1,895	3.9%

     Commissions. Total commissions increased by $2.8 million or 7.2% to $42.3 million for the six months ended June 30, 2009, from $39.4 million for the six months ended June 30, 2008. The following table shows the extent to which the increase in commissions for the six months ended June 30, 2009 was attributable to changes in transaction volumes, transaction fees per million and monthly distribution fees:

	Change from Six Months Ended June 30, 2008
	U.S.
	High-Grade	Eurobond	Other	Total
	(In thousands)
Volume (decrease) increase	$(744)	$255	$(451)	$(940)
Transaction fee per million increase	4,256	495	1,782	6,533
Monthly distribution fees (decrease)	(1,145)	(1,605)	—	(2,750)

Total commissions increase (decrease)	$2,367	$(855)	$1,331	$2,843

     Our average fee per million for the six months ended June 30, 2009 and 2008 was as follows:

	Six Months Ended June 30,
	2009	2008
Average Fee Per Million
U.S. high-grade
Transaction	$169	$112
Total	$366	$307
Eurobond
Transaction	$130	$108
Total	$398	$488
Other	$204	$144
All Products
Transaction	$170	$119
Total	$333	$294
     U.S. high-grade volume decreased by 8.2% for the six months ended June 30, 2009, compared to the six months ended June 30, 2008. The decrease in U.S. high-grade volume was due to a decline in the Company’s estimated market share of total U.S. high-grade corporate bond volume as reported by FINRA TRACE from 7.4% for the six months ended June 30, 2008 to 5.2% for the six months ended June 30, 2009, offset by an increase in overall market volume as measured by FINRA TRACE. Estimated FINRA TRACE U.S. high-grade volume increased by 31.6% from $1,102.5 billion for the six months ended June 30, 2008 to $1,451.4 billion for the six months ended June 30, 2009. The U.S. high-grade distribution fees were $14.7 million for the six months ended June 30, 2009, compared to $15.9 million for the six months ended June 30, 2008. The U.S. high-grade distribution fees decreased as a result of recent merger and bankruptcy activity involving several of our broker-dealer clients. The U.S. high-grade average transaction fee per million increased from $112 for the six months ended June 30, 2008 to $169 for the six months ended June 30, 2009, primarily due to the introduction of our execution services desk, the introduction of new dealers on the platform that pay higher variable fees per million and the longer maturity of trades executed on the platform, for which we charge higher commissions.
     Eurobond volume increased by 11.9% for the six months ended June 30, 2009, compared to the six months ended June 30, 2008. The Eurobond distribution fees were $6.0 million for the six months ended June 30, 2009, compared to $7.6 million for the six months ended June 30, 2008. The Eurobond average transaction fee per million increased from $108 for the six months ended June 30, 2008 to $130 for the six months ended June 30, 2009. A 24.2% change in the average exchange rate of the Pound Sterling compared to the U.S. dollar from the six months ended June 30, 2008 to the six months ended June 30, 2009, had the effect of reducing Eurobond commission revenues by $2.8 million.
     Other volume decreased by 9.4% for the six months ended June 30, 2009, compared to the six months ended June 30, 2008. Other average fee per million increased from $144 for the six months ended June 30, 2008 to $204 for the six months ended June 30, 2009, primarily due to a larger percentage of Other volume in products that carry higher fees per million, principally high-yield bonds.

     Technology Products and Services. Technology products and services revenues increased by $0.7 million or 19.6% to $4.1 million for the six months ended June 30, 2009, from $3.4 million for the six months ended June 30, 2008. The increase was primarily a result of the Greenline acquisition in March 2008.
     Information and User Access Fees. Information and user access fees increased by $0.2 million or 8.1% to $3.2 million for the six months ended June 30, 2009, from $2.9 million for the six months ended June 30, 2008.
     Investment Income. Investment income decreased by $1.2 million or 67.7% to $0.6 million for the six months ended June 30, 2009, from $1.8 million for the six months ended June 30, 2008. The decrease was principally due to lower interest rates.
     Other. Other revenues decreased by $0.7 million or 65.8% to $0.4 million for the six months ended June 30, 2009. from $1.0 million for the six months ended June 30, 2008. The 2008 revenues include license fees and a one-time insurance settlement aggregating $0.3 million, which did not recur in 2009.
Expenses
     Our expenses and expenses as a percentage of revenues for the six months ended June 30, 2009 and 2008, and the resulting dollar and percentage changes, were as follows:

	Six Months Ended June 30,
	2009		2008
		% of		% of	$	%
	$	Revenues	$	Revenues	Change	Change
	($ in thousands)
Employee compensation and benefits	$23,359	46.3%	$22,594	46.5%	$765	3.4%
Depreciation and amortization	3,470	6.9	3,596	7.4	(126)	(3.5)
Technology and communications	4,362	8.6	4,153	8.5	209	5.0
Professional and consulting fees	3,492	6.9	4,674	9.6	(1,182)	(25.3)
Occupancy	1,369	2.7	1,506	3.1	(137)	(9.1)
Marketing and advertising	1,353	2.7	1,369	2.8	(16)	(1.2)
General and administrative	2,599	5.1	2,960	6.1	(361)	(12.2)

Total expenses	$40,004	79.3%	$40,852	84.1%	$(848)	(2.1)%

     Employee Compensation and Benefits. Employee compensation and benefits increased by $0.8 million or 3.4% to $23.4 million for the six months ended June 30, 2009, from $22.6 million for the six months ended June 30, 2008. This increase was primarily attributable to higher incentive compensation of $1.3 million and stock-based compensation expense of $0.7 million, offset by reduced wages of $0.6 million and severance costs of $0.5 million.
     Depreciation and Amortization. Depreciation and amortization expense decreased by $0.1 million or 3.5% to $3.5 million for the six months ended June 30, 2009, from $3.6 million for the six months ended June 30, 2008. An increase in amortization of intangible assets of $0.2 million was more than offset by a decline in depreciation and amortization of hardware and software development costs. The intangible asset amortization increase was due principally to the $8.3 million of definite-life intangibles recorded in 2008 in connection with the Greenline acquisition. For the six months ended June 30, 2009 and 2008, we capitalized $1.0 million and $1.4 million, respectively, of software development costs, and $1.6 million and $0.7 million, respectively, of computer and related equipment purchases.
     Technology and Communications. Technology and communications expense increased by $0.2 million or 5.0% to $4.4 million for the six months ended June 30, 2009, from $4.2 million for the six months ended June 30, 2008. This increase was primarily attributable to higher purchases of market data.
     Professional and Consulting Fees. Professional and consulting fees decreased by $1.2 million or 25.3% to $3.5 million for the six months ended June 30, 2009, from $4.7 million for the six months ended June 30, 2008. The decrease was principally due to lower legal fees of $0.6 million and information technology consultant costs of $0.3 million.

     Occupancy. Occupancy costs decreased by $0.1 million or 9.1% to $1.4 million for the six months ended June 30, 2009, from $1.5 million for the six months ended June 30, 2008.
     Marketing and Advertising. Marketing and advertising expenses were $1.4 million for both the six months ended June 30, 2009 and June 30, 2008.
     General and Administrative. General and administrative expense decreased by $0.4 million or 12.2% to $2.6 million for the six months ended June 30, 2009, from $3.0 million for the six months ended June 30, 2008. Higher trade settlement costs of $0.2 million were more than offset by lower charges for doubtful accounts, general travel and entertainment and other miscellaneous expenses.
     Provision for Income Tax. For the six months ended June 30, 2009 and 2008, we recorded an income tax provision of $4.4 million and $3.3 million, respectively. The increase in the tax provision was primarily attributable to the $2.7 million increase in pre-tax income for the period. With the exception of the payment of certain foreign taxes, the provision for income taxes was a non-cash expense since we had available net operating loss carryforwards and tax credits to offset the cash payment of taxes.
     Our consolidated effective tax rate for the six months ended June 30, 2009 was 42.4% compared to 42.5% for the six months ended June 30, 2008. Our consolidated effective tax rate can vary from period to period depending on, among other factors, the geographic and business mix of our earnings and changes in tax legislation and tax rates. Due to our net deferred tax asset balance, a decrease in tax rates results in a reduction in our deferred tax balance and an increase in tax expense.
Liquidity and Capital Resources
     During the past three years, we have met our funding requirements through cash on hand, internally generated funds and the issuance of Series B Preferred Stock. Cash and cash equivalents and securities available-for-sale totaled $145.0 million at June 30, 2009. Other than equipment-related capital lease obligations amounting to $1.3 million as of June 30, 2009, we have no long-term or short-term debt and do not maintain bank lines of credit.
     Our cash flows were as follows:

	2009	2008
	(In thousands)
Net cash provided by operating activities	$5,887	$8,921
Net cash (used in) investing activities	(24,149)	(8,212)
Net cash (used in) provided by financing activities	(75)	23,364
Effect of exchange rate changes on cash	(249)	(528)

Net (decrease) increase for the period	$(18,586)	$23,545

Operating Activities
     Net cash provided by operating activities of $5.9 million for the six months ended June 30, 2009 consisted of net income of $6.0 million, adjusted for non-cash charges, primarily consisting of depreciation and amortization of $3.5 million, stock-based compensation expense of $4.2 million and deferred taxes of $4.2 million, offset by an increase in cash used for working capital of $12.4 million. The use of working capital primarily resulted from an increase in accounts receivable of $8.8 million and a decrease in accrued employee compensation of $4.2 million, which included the payment of annual bonuses of $9.5 million in January 2009.
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

Investing Activities
     Net cash used in investing activities of $24.1 million for the six months ended June 30, 2009 primarily consisted of net purchases of securities available-for-sale of $20.6 million, offset by $1.4 million for an earn-out payment related to the acquisition of Greenline, purchases of furniture, equipment and leasehold improvements of $0.9 million and capitalization of software development costs of $1.0 million.
     Net cash used in investing activities of $8.2 million for the six months ended June 30, 2008 primarily consisted of $35.2 million for the acquisition of Greenline, net maturities of securities available-for-sale of $29.1 million, purchases of furniture, equipment and leasehold improvements of $0.7 million and capitalization of software development costs of $1.4 million.
Financing Activities
     Net cash used in financing activities of $0.1 million for the six months ended June 30, 2009 consisted principally of a decrement in windfall tax benefits from stock-based compensation of $0.3 million, offset by proceeds from the exercise of stock options of $0.2 million.
     Net cash provided by financing activities of $23.4 million for the six months ended June 30, 2008 consisted principally of the net proceeds from the issuance of the Series B Preferred Stock and related common stock purchase warrants of $26.8 million, offset by the purchase of treasury stock of $2.8 million.
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
     We have three regulated subsidiaries, MarketAxess Corporation, MarketAxess Europe Limited and MarketAxess Canada Ltd. MarketAxess Corporation is a registered broker-dealer in the U.S., MarketAxess Europe Limited is a registered multilateral trading facility in the U.K. and MarketAxess Canada Ltd. is a registered Alternative Trading System in the Province of Ontario. As such, they are subject to minimum regulatory capital requirements imposed by their respective market regulators that are intended to ensure general financial soundness and liquidity based on certain minimum capital requirements. The relevant regulations prohibit a registrant from repaying borrowings from its parent or affiliates, paying cash dividends, making loans to its parent or affiliates or otherwise entering into transactions that result in a significant reduction in its regulatory net capital position without prior notification to or approval from its principal regulator. The capital structures of our subsidiaries are designed to provide each with capital and liquidity consistent with its business and regulatory requirements. The following table sets forth the capital requirements, as defined, that the Company’s subsidiaries were required to maintain as of June 30, 2009:

	MarketAxess	MarketAxess	MarketAxess
	Corporation	Europe Limited	Canada Limited
		(In thousands)
Net capital	$29,950	$22,219	$382
Minimum net capital required	710	2,836	237

Excess net capital	$29,240	$19,383	$145

     MarketAxess Corporation operates an anonymous matching service for its broker-dealer clients and during 2008 extended its trading counterparty role to include the execution of certain bond transactions between and among institutional investor and broker-dealer clients. MarketAxess Corporation executes all such trades on a riskless principal basis, which are cleared and settled by an independent clearing broker. Under a securities clearing agreement with the independent third party, MarketAxess Corporation maintains a collateral deposit with the clearing broker in the form of cash or U.S. government securities. As of June 30, 2009 and December 31, 2008, the collateral deposit included in securities and cash provided as collateral in the Consolidated Statements of Financial Condition was $0.5 million. MarketAxess Corporation is exposed to credit risk in the event a counterparty does not fulfill its obligation to complete a transaction. Pursuant to the terms of the securities clearing agreement between MarketAxess Corporation and the independent clearing broker, the clearing broker has the right to charge MarketAxess Corporation for losses resulting from a counterparty’s failure to fulfill its contractual obligations. The losses are not capped at a maximum amount and apply to all trades executed through the clearing broker. At June 30, 2009, MarketAxess Corporation had not recorded any liabilities with regard to this right.
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
Contractual Obligations and Commitments
     As of June 30, 2009, we had the contractual obligations and commitments detailed in the following table:

	Payments due by period
		Less than			More than
	Total	1 year	1 - 3 years	3 - 5 years	5 years
			(In thousands)
Operating leases	$6,662	$1,168	$1,863	$1,334	$2,297
Capital leases	1,540	168	672	658	42
Foreign currency forward contract	24,869	24,869	—	—	—

	$33,071	$26,205	$2,535	$1,992	$2,339

     The Company enters into foreign currency forward contracts with a non-controlling stockholder broker-dealer client to hedge its exposure to variability in foreign currency cash flows resulting from the net investment in its U.K. subsidiary. As of June 30, 2009, the notional value of the foreign currency forward contract outstanding was $24.9 million and the gross and net fair value liability was $20,000.
     As of June 30, 2009, we had unrecognized tax benefits of $2.7 million. Due to the nature of the underlying positions, it is not currently possible to schedule the future payment obligations by period. In addition, in connection with the acquisition of Greenline, the sellers are eligible to receive up to an aggregate of $1.5 million in cash in 2010, subject to Greenline attaining certain earn-out targets in 2009. The amount of the earn-out ultimately payable, if any, is currently unknown.

     In July 2009, the Company entered into two consecutive lease agreements for office space with a February 2022 lease termination date. The aggregate amount of the future lease obligations under these two leases is $17.1 million, which amount is not reflected in the commitment table above.
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
     As of June 30, 2009, we had a $56.2 million investment in securities available-for-sale. Adverse movements, such as a 10% decrease in the value of these securities or a downturn or disruption in the markets for these securities, could result in a substantial loss. In addition, principal gains and losses resulting from these securities could on occasion have a disproportionate effect, positive or negative, on our financial condition and results of operations for any particular reporting period.
Interest Rate Risk
     Interest rate risk represents our exposure to interest rate changes with respect to the money market instruments, U.S. Treasury obligations and short-term fixed-income securities in which we invest. As of June 30, 2009, our cash and cash equivalents and securities available-for-sale amounted to $145.0 million and were primarily in money market instruments, federal agency issues and municipal securities. We do not maintain an inventory of bonds that are traded on our platform.
Derivative Risk
     Our limited derivative risk stems from our activities in the foreign currency forward contract market. We use this market to mitigate our U.S. dollar versus Pound Sterling exposure that arises from the activities of our U.K. subsidiary. As of June 30, 2009, the notional value of our foreign currency forward contract was $24.9 million. We do not speculate in any derivative instruments.
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
Item 4. Controls and Procedures
     (a) Evaluation of Disclosure Controls and Procedures. Our management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our “disclosure controls and procedures” as that term is defined in Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of June 30, 2009. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective to ensure that information required to be disclosed by MarketAxess in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and to ensure that information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
     (b) Changes in Internal Control Over Financial Reporting. There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2009 identified in connection with the evaluation thereof by our management, including the Chief Executive Officer and Chief Financial Officer, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
     The FINRA hearing, which had been scheduled for early February 2009, was postponed and has been rescheduled for September 2009. We believe that these claims are wholly without merit and have vigorously defended against them. Based on currently available information, we believe that the likelihood of a material loss is not probable. Accordingly, no amount has been provided in the financial statements. However, arbitration is subject to inherent uncertainties and unfavorable rulings could occur.
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
     None.

Issuer Purchases of Equity Securities
     During the quarter ended June 30, 2009, we repurchased the following shares of common stock:

			Total Number of	Dollar Value of
			Shares Purchased	Shares That May
	Total Number of	Average Price	as Part of Publicly	Yet Be Purchased
Period	Shares Purchased	Paid per Share	Announced Plans	Under the Plans
(In thousands)
April 1, 2009 — April 30, 2009	844	$7.74	—	$—
May 1, 2009 — May 31, 2009	—	—	—	—
June 1, 2009 — June 30, 2009	—	—	—	—

	844	$7.74	—

     During the three months ended June 30, 2009, a total of 844 shares were forfeited by employees to us to satisfy employee withholding tax obligations upon the vesting of restricted shares.
Item 3. Defaults upon Senior Securities
     None.
Item 4. Submission of Matters to a Vote of Security Holders
     A total of 28,867,113 shares of common stock were present or represented by proxy at our Annual Meeting of Stockholders held on June 4, 2009 (the “2009 Annual Meeting”). This represented 82.0% of our shares of common stock and Series B Preferred Stock outstanding. The following management proposals were voted upon at the 2009 Annual Meeting and all were approved:
Proposal 1 — Election of Directors. The results were as follows:

Director Nominee	For	Withheld
Richard M. McVey	28,389,283	477,830
Roger Burkhardt	28,581,338	285,775
Stephen P. Casper	26,590,081	2,277,032
David G. Gomach	28,618,383	248,730
Carlos M. Hernandez	20,865,233	8,001,880
Ronald M. Hersch	28,169,036	698,077
Jerome S. Markowitz	28,618,383	248,730
T. Kelley Millet	28,602,209	264,904
Nicolas S. Rohatyn	26,590,081	2,277,032
John Steinhardt	26,448,375	2,418,738

Proposal 2 — Ratification of the appointment of PricewaterhouseCoopers LLP as the Company’s independent registered public accounting firm for the year ending December 31, 2009. The results were as follows:

		Abstain
		and Broker
For	Against	Non-votes
28,587,865	246,911	32,337
Proposal 3 — Approval of the MarketAxess Holdings Inc. 2009 Code Section 162(m) Executive Performance Incentive Program. The results were as follows:

		Abstain
		and Broker
For	Against	Non-votes
24,497,862	3,278,116	1,091,135
Proposal 4 — Ratification of the adoption of the Stockholders Rights Agreement. The results were as follows:

		Abstain
		and Broker
For	Against	Non-votes
19,895,370	7,875,431	1,096,312
Item 5. Other Information
     None.
Item 6. Exhibits
     Exhibit Listing:

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

MARKETAXESS HOLDINGS INC.
Date: July 30, 2009	By:	/s/ RICHARD M. MCVEY
Richard M. McVey
Chief Executive Officer (principal executive officer)

Date: July 30, 2009	By:	/s/ JAMES N.B. RUCKER
James N. B. Rucker
Chief Financial Officer (principal financial and accounting officer)