Form 10-Q
period 2009-09-30
MARKETAXESS HOLDINGS INC
filed 2009-10-30
CIK 1278021

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from            to
Commission File Number 001-34091
MARKETAXESS HOLDINGS INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	52-2230784 (IRS Employer Identification No.)

140 Broadway, 42nd Floor New York, New York (Address of principal executive offices)	10005 (Zip Code)
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☑
     As of October 30, 2009, the number of shares of the Registrant’s voting common stock outstanding was 31,772,669 and the number of shares of the Registrant’s non-voting common stock was 2,585,654.

MARKETAXESS HOLDINGS INC.
FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2009

PART I — Financial Information
Item 1. Financial Statements
MARKETAXESS HOLDINGS INC.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Unaudited)

	As of
	September 30,	December 31,
	2009	2008
	(In thousands, except share and
	per share amounts)
ASSETS
Cash and cash equivalents	$106,133	$107,323
Securities available-for-sale	56,194	35,227
Securities and cash provided as collateral	4,556	4,316
Accounts receivable, including receivables from related parties of $2,549 and $1,930, respectively, net of allowance of $1,093 and $1,012 as of September 30, 2009 and December 31, 2008, respectively	23,653	13,283
Furniture, equipment and leasehold improvements, net of accumulated depreciation and amortization	4,010	3,369
Software development costs, net of accumulated amortization	3,665	4,521
Goodwill and intangible assets, net of accumulated amortization	37,922	39,546
Prepaid expenses and other assets	2,379	3,177
Deferred tax assets, net	28,988	35,666

Total assets	$267,500	$246,428

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities
Accrued employee compensation	$10,214	$10,439
Deferred revenue	4,425	2,303
Accounts payable, accrued expenses and other liabilities, including payables to related parties of $20 and $11 as of September 30, 2009 and December 31, 2008, respectively	10,735	8,878

Total liabilities	25,374	21,620

Commitments and Contingencies (Note 14)	—	—
Series B Preferred Stock, $0.001 par value, 35,000 shares authorized, issued and outstanding as of September 30, 2009 and December 31, 2008, liquidation preference of $1,000 per share	30,315	30,315

Stockholders’ equity
Preferred stock, $0.001 par value, 4,855,000 shares authorized, no shares issued and outstanding as of September 30, 2009 and December 31, 2008	—	—
Series A Preferred Stock, $0.001 par value, 110,000 shares authorized, no shares issued and outstanding as of September 30, 2009 and December 31, 2008	—	—
Common stock voting, $0.003 par value, 110,000,000 shares authorized, 34,649,233 shares and 33,971,309 shares issued as of September 30, 2009 and December 31, 2008, respectively	104	102
Common stock non-voting, $0.003 par value, 10,000,000 shares authorized, 2,585,654 shares issued and outstanding as of September 30, 2009 and December 31, 2008	9	9
Additional paid-in capital	311,702	305,508
Receivable for common stock subscribed	(713)	(951)
Treasury stock — Common stock voting, at cost, 2,864,120 shares as of September 30, 2009 and December 31, 2008	(40,000)	(40,000)
Accumulated deficit	(58,189)	(68,855)
Accumulated other comprehensive loss	(1,102)	(1,320)
Total stockholders’ equity	211,811	194,493

Total liabilities and stockholders’ equity	$267,500	$246,428

The accompanying notes are an integral part of these consolidated financial statements.

MARKETAXESS HOLDINGS INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(In thousands, except share and per share amounts)
Revenues
Commissions
U.S. high-grade, including $2,276, $1,928, $6,300 and $5,985 from related parties for the three and nine months ended September 30, 2009 and 2008, respectively	$16,306	$10,777	$43,629	$35,733
Eurobond, including $1,049, $788, $2,764 and $2,465 from related parties for the three and nine months ended September 30, 2009 and 2008, respectively	5,497	4,427	14,351	14,136
Other, including $363, $378, $1,043 and $1,244 from related parties for the three and nine months ended September 30, 2009 and 2008, respectively	3,486	2,015	9,585	6,783

Total commissions	25,289	17,219	67,565	56,652
Technology products and services, including $9, $3, $28 and $25 from related parties for the three and nine months ended September 30, 2009 and 2008, respectively	2,601	2,646	6,720	6,089
Information and user access fees, including $60, $81, $185 and $207 from related parties for the three and nine months ended September 30, 2009 and 2008, respectively	1,519	1,562	4,678	4,485
Investment income, including $36, $310, $184 and $786 from related parties for the three and nine months ended September 30, 2009 and 2008, respectively	314	963	880	2,715
Other, including $37, $45, $117 and $132 from related parties for the three and nine months ended September 30, 2009 and 2008, respectively	286	291	637	1,316

Total revenues	30,009	22,681	80,480	71,257

Expenses
Employee compensation and benefits	13,127	11,173	36,486	33,767
Depreciation and amortization	1,654	2,494	5,124	6,090
Technology and communications	2,029	2,007	6,391	6,160
Professional and consulting fees	1,645	1,822	5,137	6,496
Occupancy	706	660	2,075	2,166
Marketing and advertising	651	708	2,004	2,077
General and administrative, including $49, $17, $98 and $35 from related parties for the three and nine months ended September 30, 2009 and 2008, respectively	1,654	1,719	4,253	4,679

Total expenses	21,466	20,583	61,470	61,435

Income before income taxes	8,543	2,098	19,010	9,822
Provision for income taxes	3,903	579	8,344	3,859

Net income	$4,640	$1,519	$10,666	$5,963

Net income per common share
Basic	$0.13	$0.04	$0.29	$0.17
Diluted	$0.12	$0.04	$0.28	$0.17
Weighted average shares used to compute net income per common share
Basic	33,287,464	32,952,012	33,242,280	32,765,660
Diluted	38,196,823	37,438,054	37,855,864	35,187,653
The accompanying notes are an integral part of these consolidated financial statements.

MARKETAXESS HOLDINGS INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
AND ACCUMULATED OTHER COMPREHENSIVE LOSS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009
(Unaudited)

					Treasury
		Common		Receivable	Stock		Accumu-	Total
	Common	Stock	Additional	for Common	Common	Accumu-	lated Other	Stock-
	Stock	Non-	Paid-In	Stock	Stock	lated	Comprehen-	holders’
	Voting	Voting	Capital	Subscribed	Voting	Deficit	sive Loss	Equity
	(In thousands)
Balance at December 31, 2008	$102	$9	$305,508	$(951)	$(40,000)	$(68,855)	$(1,320)	$194,493
Comprehensive income:
Net income	—	—	—	—	—	10,666	—	10,666
Cumulative translation adjustment and foreign currency exchange hedge, net of tax	—	—	—	—	—	—	(186)	(186)
Unrealized net gain on securities available-for-sale, net of tax	—	—	—	—	—	—	404	404

Total comprehensive income								10,884
Stock-based compensation	—	—	6,304	—	—	—	—	6,304
Exercise of stock options and grants of restricted stock, net of withholding tax on stock vesting	2	—	209	—	—	—	—	211
Repayment of promissory notes	—	—	—	238	—	—	—	238
Decrement in windfall tax benefits from stock-based compensation	—	—	(319)	—	—	—	—	(319)

Balance at September 30, 2009	$104	$9	$311,702	$(713)	$(40,000)	$(58,189)	$(1,102)	$211,811

The accompanying notes are an integral part of these consolidated financial statements.

MARKETAXESS HOLDINGS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2009	2008
	(In thousands)
Cash flows from operating activities
Net income	$10,666	$5,963
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,124	6,090
Stock-based compensation expense	6,304	5,296
Deferred taxes	7,153	3,853
Provision for bad debts	673	928
Changes in operating assets and liabilities, net of business acquired:
(Increase) decrease in accounts receivable, including an (increase) decrease of ($619) and $2,486 from related parties for the nine months ended September 30, 2009 and 2008, respectively	(11,043)	2,646
Decrease in prepaid expenses and other assets	798	814
(Decrease) in accrued employee compensation	(225)	(6,025)
Increase in deferred revenue	2,122	883
Increase (decrease) in accounts payable, accrued expenses and other liabilities, including an increase (decrease) of $9 and ($145) to related parties for the nine months ended September 30, 2009 and 2008, respectively	2,441	(2,599)

Net cash provided by operating activities	24,013	17,849

Cash flows from investing activities
Acquisition of businesses, net of cash acquired (Note 3)	(1,368)	(34,918)
Securities available-for-sale:
Proceeds from maturities	15,740	37,669
Purchases	(35,985)	(4,832)
Securities and cash provided as collateral	(240)	39
Purchases of furniture, equipment and leasehold improvements	(1,560)	(1,315)
Capitalization of software development costs	(1,421)	(1,882)

Net cash (used in) investing activities	(24,834)	(5,239)

Cash flows from financing activities
Issuance of Series B Preferred Stock and common stock purchase warrants	—	33,510
Proceeds from exercise of stock options and grants of restricted stock, net of withholding tax	211	(339)
Decrement in windfall tax benefits from stock-based compensation	(319)	(137)
Purchase of treasury stock — common stock voting	—	(2,773)
Other	90	91

Net cash (used in) provided by financing activities	(18)	30,352

Effect of exchange rate changes on cash	(351)	(711)

Cash and cash equivalents
Net (decrease) increase for the period	(1,190)	42,251
Beginning of year	107,323	72,711

End of period	$106,133	$114,962

Supplemental cash flow information:
Cash paid during the year:
Income taxes paid	$213	$51
Non-cash activity:
Issuance of common stock in connection with business acquisition	$—	$5,775
Capital lease obligation	$723	$645
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

MARKETAXESS HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Unaudited (Continued)
Fair Value Financial Instruments
     Pursuant to a new accounting standard adopted in 2008, fair value is defined as “the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.” The standard also establishes a three-tiered fair value hierarchy that prioritizes inputs to valuation techniques used in fair value calculations. The three levels of inputs are defined as Level 1 (unadjusted quoted prices for identical assets or liabilities in active markets), Level 2 (inputs that are observable in the marketplace other than those inputs classified in Level 1) and Level 3 (inputs that are unobservable in the marketplace). The Company’s financial assets and liabilities measured at fair value on a recurring basis consist of its securities available-for-sale portfolio and one foreign currency forward contract.
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
Depreciation and Amortization
     Fixed assets are carried at cost less accumulated depreciation. The Company uses the straight-line method of depreciation over three to seven years. Leasehold improvements are stated at cost and are amortized using the straight-line method over the lesser of the life of the improvement or the remaining term of the lease.
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

MARKETAXESS HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Unaudited (Continued)
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
     Technology products and services. The Company generates revenues from technology software licenses, maintenance and support services (referred to as post-contract technical support or “PCS”) and professional consulting services. Revenue is generally recognized when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable and collection is considered probable. The Company generally sells software licenses and services together as part of multiple-element arrangements. The Company also enters into contracts for technology integration consulting services unrelated to any software product. When the Company enters into a multiple-element arrangement, it uses the residual method to allocate the total fee among the elements of the arrangement. Under the residual method, license revenue is recognized upon delivery when vendor-specific objective evidence of fair value exists for all of the undelivered elements in the arrangement, but does not exist for one or more of the delivered elements in the arrangement. Each license arrangement requires that the Company analyze the individual elements in the transaction and estimate the fair value of each undelivered element, which typically includes PCS and professional services. License revenue consists of license fees charged for the use of the Company’s products under perpetual and, to a lesser extent, term license arrangements. License revenue from a perpetual arrangement is generally recognized upon delivery while license revenue from a term arrangement is recognized ratably over the duration of the arrangement on a straight-line basis. If the professional services are essential to the functionality of the software product, the license revenue is recognized upon customer acceptance or satisfaction of the service obligation.
     Professional services are generally separately priced, are available from a number of suppliers and are typically not essential to the functionality of the Company’s software products. Revenues from these services are recognized separately from the license fee. Generally, revenue from time-and-materials consulting contracts is recognized as services are performed.
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
     Revenues from contracts for technology integration consulting services are recognized on the percentage-of-completion method. Percentage-of-completion accounting involves calculating the percentage of services provided during the reporting period compared to the total estimated services to be provided over the duration of the contract. If estimates indicate that a contract loss will occur, a loss provision is recorded in the period in which the loss first becomes probable and reasonably estimable. Contract losses are determined to be the amount by which the estimated direct and indirect costs of the contract exceed the estimated total revenues that will be generated by the contract. There were no contract loss provisions recorded as of September 30, 2009 and December 31, 2008. Revenues recognized in excess of billings are recorded as unbilled services. Billings in excess of revenues recognized are recorded as deferred revenues until revenue recognition criteria are met.
     Initial set-up fees. The Company enters into agreements with its broker-dealer clients pursuant to which the Company provides access to its platform through a non-exclusive and non-transferable license. Broker-dealer clients may pay an initial set-up fee, which is typically due and payable upon execution of the broker-dealer agreement. The initial set-up fee varies by agreement. Revenue is recognized over the initial term of the agreement, which is generally two years.
Stock-Based Compensation
     The Company measures and recognizes compensation expense for all share-based payment awards based on their estimated fair values measured as of the grant date. These costs are recognized as an expense in the Consolidated Statements of Operations over the requisite service period, which is typically the vesting period, with an offsetting increase to additional paid-in capital.
Income Taxes
     Income taxes are accounted for using the asset and liability method. Deferred income taxes reflect the net tax effects of temporary differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when such differences are expected to reverse. The effect on deferred tax assets and liabilities of a change in tax

MARKETAXESS HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Unaudited (Continued)
rates is recognized in income in the period that includes the enactment date. A valuation allowance is recognized against deferred tax assets if it is more likely than not that such assets will not be realized in future years. The Company recognizes interest and penalties related to unrecognized tax benefits in general and administrative expenses in the Consolidated Statements of Operations.
Business Combinations, Goodwill and Intangible Assets
     Business acquisitions were completed prior to December 31, 2008 and were accounted for under the purchase method of accounting. The total cost of an acquisition is allocated to the underlying net assets based on their respective estimated fair values. The excess of the purchase price over the estimated fair values of the net assets acquired is recorded as goodwill. Determining the fair value of certain assets acquired and liabilities assumed is judgmental in nature and often involves the use of significant estimates and assumptions, including assumptions with respect to future cash flows, discount rates, growth rates and asset lives.
     Goodwill and other intangibles with indefinite lives are not amortized. An impairment review of goodwill is performed on an annual basis and more frequently if circumstances change. Intangible assets with definite lives, including purchased technologies, customer relationships and other intangible assets, are amortized on a straight-line basis over their estimated useful lives, ranging from five to ten years. The Company has no intangibles with indefinite lives. Intangible assets are assessed for impairment when events or circumstances indicate the existence of a possible impairment.
Earnings Per Share
     Earnings per share (“EPS”) is calculated using the two-class method. Basic EPS is computed by dividing the net income attributable to common stock by the weighted-average number of shares of common stock outstanding for the period, including consideration of the two-class method to the extent that participating securities were outstanding during the period. Under the two-class method, undistributed net income is allocated to common stock and participating securities based on their respective right to share in dividends. The Series B Preferred Stock is convertible into shares of common stock and also includes a right whereby, upon the declaration or payment of a dividend or distribution on the common stock, a dividend or distribution must also be declared or paid on the Series B Preferred Stock based on the number of shares of common stock into which such securities were convertible at the time. Due to these rights, the Series B Preferred Stock is considered a participating security requiring the use of the two-class method for the computation of basic EPS.
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
Recent Accounting Pronouncements
     In June 2009, the Financial Accounting Standards Board (“FASB”) issued “The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162” (the “Codification”), which establishes the Codification as the source of authoritative accounting principles to be applied in the preparation of financial statements in conformity with generally accepted accounting principles (“GAAP”). The Codification explicitly recognizes rules and interpretive releases of the SEC under federal securities laws as authoritative GAAP for SEC registrants. The Codification does not change GAAP and is effective for interim and annual reporting periods ending after September 15, 2009. The adoption of this standard had no material effect on the Company’s Consolidated Financial Statements.
     In May 2009, the FASB issued a standard regarding the accounting for and disclosure of events that occur after the balance sheet date but before the financial statements are issued or are available to be issued. The standard requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date and is effective for interim and annual reporting periods ending after June 15, 2009. The adoption of this standard had no material effect on the Company’s Consolidated Financial Statements.

MARKETAXESS HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Unaudited (Continued)
     In April 2009, the FASB issued a standard that requires disclosures about fair value of financial instruments in interim financial statements as well as in annual financial statements. The standard is effective for interim and annual periods ending after June 15, 2009. The adoption of this standard had no material effect on the Company’s Consolidated Statements of Financial Condition and Consolidated Statements of Operations.
     In March 2008, the FASB issued a standard that expands the disclosure requirements for derivative instruments and hedging activities. The standard is effective for fiscal years beginning after November 15, 2008. The adoption of this standard had no material effect on the Company’s Consolidated Statements of Financial Condition and Consolidated Statements of Operations.
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
     The following unaudited pro forma consolidated financial information reflects the results of operations of the Company for the nine months ended September 30, 2008, as if the acquisition of Greenline had occurred as of the beginning of the period presented, after giving effect to certain purchase accounting adjustments. These pro forma results are not necessarily indicative of what the Company’s operating results would have been had the acquisition actually taken place as of the beginning of the period presented.

MARKETAXESS HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Unaudited (Continued)
The pro forma financial information includes the amortization charges from acquired intangible assets, adjustments to interest income and related tax effects (in thousands, except per share amounts).

Pro forma
Nine Months Ended
Sept. 30, 2008
Revenues	$72,848
Income before income taxes	$10,147
Net income	$6,169
Basic net income per common share	$0.18
Diluted net income per common share	$0.17
4. Net Capital Requirements and Customer Protection Requirements
     MarketAxess Corporation, a U.S. subsidiary, is a registered broker-dealer with the SEC and is a member of the Financial Industry Regulatory Authority (“FINRA”). MarketAxess Corporation claims exemption from SEC Rule 15c3-3, as it does not hold customer securities or funds on account, as defined. Pursuant to the Uniform Net Capital Rule under the Securities Exchange Act of 1934, MarketAxess Corporation is required to maintain minimum net capital, as defined, equal to the greater of $5,000 or 6 2/3% of aggregate indebtedness. MarketAxess Europe Limited, a U.K. subsidiary, is registered as a Multilateral Trading Facility with the Financial Services Authority (“FSA”) in the U.K. MarketAxess Canada Limited, a Canadian subsidiary, is registered as an Alternative Trading System dealer under the Securities Act of Ontario and is a member of the Investment Industry Regulatory Organization of Canada. MarketAxess Europe Limited and MarketAxess Canada Limited are subject to certain financial resource requirements of the FSA and the Ontario Securities Commission, respectively. The following table sets forth the capital requirements, as defined, that the Company’s subsidiaries were required to maintain as of September 30, 2009:

	MarketAxess	MarketAxess	MarketAxess
	Corporation	Europe Limited	Canada Limited
		(In thousands)
Net capital	$38,187	$21,599	$388
Minimum net capital required	1,217	2,753	257

Excess net capital	$36,970	$18,846	$131

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

MARKETAXESS HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Unaudited (Continued)
5. Fair Value Measurements
     The following table summarizes the valuation of the Company’s assets measured at fair value as categorized based on the hierarchy described in Note 2.

	Level 1	Level 2	Level 3	Total
	(In thousands)
As of September 30, 2009
Securities available-for-sale
U.S. government obligations	$—	$30,476	$—	$30,476
Municipal securities	—	23,651	—	23,651
Corporate bonds	—	2,067	—	2,067
Foreign currency forward position	—	609	—	609

	$—	$56,803	$—	$56,803

As of December 31, 2008
Securities available-for-sale
Municipal securities	$—	$33,177	$—	$33,177
Corporate bonds	—	2,050	—	2,050
Foreign currency forward position	—	264	—	264

	$—	$35,491	$—	$35,491

     Securities classified within Level 2 were valued using a market approach utilizing prices and other relevant information generated by market transactions involving comparable assets. The foreign currency forward contract is classified within Level 2 as the valuation inputs are based on quoted market prices.
     The Company enters into foreign currency forward contracts with a noncontrolling stockholder broker-dealer client to hedge the exposure to variability in foreign currency cash flows resulting from the net investment in the Company’s U.K. subsidiary. The Company assesses each foreign currency forward contract to ensure that it is highly effective at reducing the exposure being hedged. The Company designates each foreign currency forward contract as a hedge, assesses the risk management objective and strategy, including identification of the hedging instrument, the hedged item and the risk exposure and how effectiveness is to be assessed prospectively and retrospectively. These hedges are for a one-month period and are used to limit exposure to foreign currency exchange rate fluctuations. The gross and net fair value asset of $0.6 million and $0.3 million as of September 30, 2009 and December 31, 2008, respectively, is included in accounts receivable, in the Consolidated Statements of Financial Condition. Gains or losses on foreign currency forward contracts designated as hedges are included in accumulated other comprehensive loss in the Consolidated Statements of Financial Condition. A summary of the foreign currency forward contract is as follows:

	As of
	September 30, 2009	December 31, 2008
	(In thousands)
Notional value	$26,375	$20,041
Fair value of notional	25,766	19,777

Gross and net fair value asset	$609	$264

MARKETAXESS HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Unaudited (Continued)
     The following is a summary of the Company’s securities available-for-sale:

		Gross	Gross	Estimated
	Amortized	unrealized	unrealized	fair
	cost	gains	losses	value
	(In thousands)
As of September 30, 2009
U.S. government obligations	$29,766	$710	$—	$30,476
Municipal securities	23,621	36	(6)	23,651
Corporate bonds	2,050	17	—	2,067

Total securities available-for-sale	$55,437	$763	$(6)	$56,194

As of December 31, 2008
Municipal securities	$33,138	$55	$(16)	$33,177
Corporate bonds	2,054	—	(4)	2,050

Total securities available-for-sale	$35,192	$55	$(20)	$35,227

     The following table summarizes the contractual maturities of securities available-for-sale:

	As of
	September 30, 2009	December 31, 2008
	(In thousands)
Less than one year	$15,151	$18,702
Due in 1 - 5 years	41,043	16,525

Total securities available-for-sale	$56,194	$35,227

     Proceeds from the maturities and sales of securities available-for-sale during the nine months ended September 30, 2009 and 2008 were $15.7 million and $37.7 million, respectively.
     The following table provides fair values and unrealized losses on securities available-for-sale and by the aging of the securities’ continuous unrealized loss position:

	Less than Twelve Months		Twelve Months or More		Total
	Estimated	Gross	Estimated	Gross	Estimated	Gross
	fair	unrealized	fair	unrealized	fair	unrealized
	value	losses	value	losses	value	losses
	(In thousands)
As of September 30, 2009
U.S. government obligations	$—	$—	$—	$—	$—	$—
Municipal securities	5,624	(6)	—	—	5,624	(6)
Corporate bonds	—	—	—	—	—	—

Total securities available-for-sale	$5,624	$(6)	$—	$—	$5,624	$(6)

As of December 31, 2008
Municipal securities	$7,222	$(16)	$—	$—	$7,222	$(16)
Corporate bonds	2,050	(4)	—	—	2,050	(4)

Total securities available-for-sale	$9,272	$(20)	$—	$—	$9,272	$(20)

MARKETAXESS HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Unaudited (Continued)
6. Furniture, Equipment and Leasehold Improvements
     Furniture, equipment and leasehold improvements, net, are comprised of the following:

	As of
	September 30, 2009	December 31, 2008
	(In thousands)
Computer hardware and related software	$13,838	$18,015
Office hardware	1,217	3,574
Furniture and fixtures	1,975	1,791
Leasehold improvements	2,217	2,074
Computer hardware under capital lease	1,419	696
Accumulated depreciation and amortization	(16,656)	(22,781)

Total furniture, equipment and leasehold improvements, net	$4,010	$3,369

7. Software Development Costs
     During the nine months ended September 30, 2009 and 2008, software development costs totaling $1.4 million and $1.9 million, respectively, were capitalized. Non-capitalized software costs and routine maintenance costs are expensed as incurred and are included in employee compensation and benefits and professional and consulting fees in the Consolidated Statements of Operations. Software development costs, net, are comprised of the following:

	As of
	September 30, 2009	December 31, 2008
	(In thousands)
Software development costs	$18,830	$19,607
Accumulated amortization	(15,165)	(15,086)

Total software development costs, net	$3,665	$4,521

8. Goodwill and Intangible Assets
     Goodwill and intangible assets principally relate to the acquisitions of Trade West Systems, LLC (“TWS”), which was completed in November 2007, and Greenline. The following is a summary of goodwill:

	As of
	September 30, 2009	December 31, 2008
	(In thousands)
Goodwill from Greenline acquisition	$29,405	$29,853
Goodwill from TWS acquisition	2,177	2,177
Other goodwill	202	202

Total	$31,784	$32,232

MARKETAXESS HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Unaudited (Continued)
     Intangible assets that are subject to amortization, including the related accumulated amortization, are comprised of the following:

	September 30, 2009			December 31, 2008
		Accumulated	Net Carrying		Accumulated	Net Carrying
	Cost	Amortization	Amount	Cost	Amortization	Amount
	(In thousands)
Technology	$4,010	$(1,633)	$2,377	$4,010	$(1,110)	$2,900
Customer relationships	3,530	(990)	2,540	3,530	(604)	2,926
Non-competition agreements	1,260	(396)	864	1,260	(207)	1,053
Tradenames	590	(233)	357	590	(155)	435

Total	$9,390	$(3,252)	$6,138	$9,390	$(2,076)	$7,314

     Amortization expense associated with identifiable intangible assets was $1.2 million and $1.0 million for the nine months ended September 30, 2009 and 2008, respectively. Estimated total amortization expense is $1.6 million for 2009, $1.5 million for 2010 and 2011, $1.4 million for 2012 and $0.5 million for 2013.
     During the third quarter of 2008, the Company determined that the technology, customer relationships and tradename intangible assets recognized in connection with the TWS acquisition were impaired. A charge of $0.7 million was recorded to reflect negative current period operating results and reduced revenue expectations for connectivity solutions principally delivered to broker-dealers.
9. Income Taxes
     The provision for income taxes consists of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(In thousands)
Current:
Federal	$25	$—	$25	$—
State and local	8	—	(4)	—
Foreign	739	78	1,391	193

Total current provision	772	78	1,412	193

Deferred:
Federal	1,641	9	3,907	1,717
State and local	1,498	(38)	2,605	685
Foreign	(8)	530	420	1,264

Total deferred provision	3,131	501	6,932	3,666

Provision for income taxes	$3,903	$579	$8,344	$3,859

     The following is a summary of the Company’s net deferred tax assets:

	As of
	September 30, 2009	December 31, 2008
	(In thousands)
Deferred tax assets and liabilities	$29,583	$36,233
Valuation allowance	(595)	(567)

Deferred tax assets, net	$28,988	$35,666

     As of September 30, 2009, the Company had deferred tax assets associated with stock-based compensation of approximately $5.8 million. There is a risk that the ultimate tax benefit realized upon the exercise of stock options or vesting of restricted stock could be less than the tax benefit previously recognized and in a manner sufficient to exhaust the additional paid-in capital pool. If this should occur, any excess tax benefit previously recognized would be reversed, resulting in an increase in tax expense. Since the tax benefit to

MARKETAXESS HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Unaudited (Continued)
be realized in the future is unknown, it is not currently possible to estimate the impact on the deferred tax balance. As of September 30, 2009, the additional paid-in-capital pool was approximately $2.7 million.
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
     As a result of the implementation of a new accounting standard effective January 1, 2008, the Company recognized an increase in deferred tax assets of $3.0 million related to previously unrecognized tax benefits, which was accounted for as an increase to additional paid-in capital of $0.3 million and an increase in accrued expenses of $2.7 million. Unrecognized tax benefits as of September 30, 2009 and December 31, 2008 were $2.8 million and $2.7 million, respectively. If recognized, this entire amount would impact the effective tax rate.
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

	As of
	September 30, 2009	December 31, 2008
	(In thousands)
Cash and cash equivalents	$105,522	$106,649
Securities and cash provided as collateral	4,056	3,816
Accounts receivable	2,549	1,930
Accounts payable	20	11

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(In thousands)
Commissions	$3,688	$3,094	$10,107	$9,695
Technology products and services	9	3	28	25
Information and user access fees	60	81	185	207
Investment income	36	310	184	786
Other income	37	45	117	132
General and administrative	49	17	98	35
11. Stockholders’ Equity and Preferred Stock
Common Stock
     As of September 30, 2009 and December 31, 2008, the Company had 110,000,000 authorized shares of common stock and 10,000,000 authorized shares of non-voting common stock. Common stock entitles the holder to one vote per share of common stock held. Non-voting common stock is convertible on a one-for-one basis into shares of voting common stock at any time subject to a limitation on conversion to the extent such conversion would result in a stockholder, together with its affiliates, owning more than 9.99% of the outstanding shares of common stock.

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
     The Purchasers have the right to nominate one director to the Board of Directors of the Company if they beneficially own at least 1,750,000 shares of common stock. The Purchasers also have registration rights that required the Company, within six months after the closing date, to file a registration statement with the SEC to register the resale of the shares of common stock issuable upon conversion of the Series B Preferred Stock and upon exercise of the Warrants (collectively, the “Registrable Shares”), and to cause such registration statement to become effective under the Securities Act of 1933, as amended, no later than 12 months after the closing. On January 22, 2009, a registration statement on Form S-3 registering the Registrable Shares was declared effective by the SEC. The Company has also agreed to provide the Purchasers with piggyback registration rights on certain public offerings of securities by the Company.
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
12. Stock-Based Compensation Plans
     Stock-based compensation expense for the three and nine months ended September 30, 2009 and 2008 was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(In thousands)
Employee:
Stock options	$708	$964	$2,228	$2,872
Restricted stock	1,299	707	3,740	2,107

	2,007	1,671	5,968	4,979

Non-employee directors:
Stock options	42	32	97	94
Restricted stock	103	82	239	223

	145	114	336	317

Total stock-based compensation	$2,152	$1,785	$6,304	$5,296

     The Company records stock-based compensation for employees in employee compensation and benefits and for non-employee directors in general and administrative expenses in the Consolidated Statements of Operations.
     During the nine months ended September 30, 2009, the Company granted to employees and non-employee directors a total of 140,239 options to purchase shares of common stock, 659,520 shares of restricted stock and performance-based shares with an expected pay-out of 206,664 shares of common stock. Based on the Black-Scholes option pricing model, the weighted-average fair value for each option granted was $4.60 per share. The fair value of the restricted stock and performance-based share awards was based on a weighted-average grant date fair value per share of $8.22 and $7.94, respectively. As of September 30, 2009, there was $11.7 million of total unrecognized compensation costs related to non-vested awards. That cost is expected to be recognized over a weighted-average period of 1.3 years.

MARKETAXESS HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Unaudited (Continued)
13. Earnings Per Share
     The following table sets forth the computation of basic and diluted earnings per common share.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(In thousands, except share and
	per share amounts)
Basic EPS
Net income	$4,640	$1,519	$10,666	$5,963
Amount allocable to common shareholders	90.5%	90.4%	90.5%	95.7%

Net income applicable to common stock	$4,199	$1,373	$9,650	$5,706

Common stock — voting	30,701,810	30,366,358	30,656,626	30,180,006
Common stock — non-voting	2,585,654	2,585,654	2,585,654	2,585,654

Basic weighted average shares outstanding	33,287,464	32,952,012	33,242,280	32,765,660

Basic earnings per share	$0.13	$0.04	$0.29	$0.17

Diluted EPS
Net income	$4,640	$1,519	$10,666	$5,963

Basic weighted average shares outstanding	33,287,464	32,952,012	33,242,280	32,765,660
Effect of dilutive shares:
Series B Preferred Stock	3,500,000	3,500,000	3,500,000	1,477,778
Stock options, restricted stock and warrants	1,409,359	986,042	1,113,584	944,215

Diluted weighted average shares outstanding	38,196,823	37,438,054	37,855,864	35,187,653

Diluted earnings per share	$0.12	$0.04	$0.28	$0.17

     Stock options, restricted stock and warrants totaling 3.1 million shares and 5.1 million shares for the three months ended September 30, 2009 and 2008, respectively, and 4.2 million shares and 4.6 million shares for the nine months ended September 30, 2009 and 2008, respectively, were excluded from the computation of diluted earnings per share because their effect would have been antidilutive. The computation of diluted shares can vary among periods due, in part, to the change in the average price of the Company’s common stock.

MARKETAXESS HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Unaudited (Continued)
14. Commitments and Contingencies
     The Company leases office space and equipment under non-cancelable lease agreements expiring at various dates through 2022. Office space leases are subject to escalation based on certain costs incurred by the landlord. Minimum rental commitments under such operating and capital leases, net of sublease income, as of September 30, 2009 were as follows:

	Operating Leases	Capital Leases
	(In thousands)
Remainder of 2009	$584	$84
2010	1,784	336
2011	2,002	336
2012	1,946	336
2013	1,987	322
2014	2,099	42
Thereafter	12,768	—

Minimum lease payments	23,170	1,456
Less amount representing interest	—	210

	$23,170	$1,246

     Rental expense of $0.6 million for both the three months ended September 30, 2009 and 2008, and $1.8 million for both the nine months ended September 30, 2009 and 2008, is included in occupancy expenses in the Consolidated Statements of Operations. Rental expense has been recorded based on the total minimum lease payments after giving effect to rent abatement and concessions, which are being amortized on a straight-line basis over the life of the lease, and sublease income.
     The Company has entered into a sublease agreement on one of its leased properties through the April 2011 lease termination date. In May 2008, the Company assigned the lease agreement on another leased property to a third party. The Company is contingently liable should the assignee default on future lease obligations through the November 2015 lease termination date. The aggregate amount of future lease obligations under these two arrangements was $4.1 million as of September 30, 2009.
     The Company is contingently obligated for standby letters of credit that were issued to landlords for office space. The Company uses a U.S. government obligation as collateral for these standby letters of credit. This collateral is included with securities and cash provided as collateral in the Consolidated Statements of Financial Condition and had a fair market value of $3.5 million and $3.3 million as of September 30, 2009 and December 31, 2008, respectively.
     MarketAxess Corporation operates an anonymous matching service for its broker-dealer clients and during 2008 extended its trading counterparty role to include the execution of certain bond transactions between and among institutional investor and broker-dealer clients. MarketAxess Corporation executes all such trades on a riskless principal basis, which are cleared and settled by an independent clearing broker. Under a securities clearing agreement with the independent third party, MarketAxess Corporation maintains a collateral deposit with the clearing broker in the form of cash. As of September 30, 2009 and December 31, 2008, the collateral deposit included in securities and cash provided as collateral in the Consolidated Statements of Financial Condition was $0.5 million. MarketAxess Corporation is exposed to credit risk in the event a counterparty does not fulfill its obligation to complete a transaction. Pursuant to the terms of the securities clearing agreement between MarketAxess Corporation and the independent clearing broker, the clearing broker has the right to charge MarketAxess Corporation for losses resulting from a counterparty’s failure to fulfill its contractual obligations. The losses are not capped at a maximum amount and apply to all trades executed through the clearing broker. At September 30, 2009, MarketAxess Corporation had not recorded any liabilities with regard to this right.
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

MARKETAXESS HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Unaudited (Continued)
his statement of claim to add the Company as a party to the arbitration proceeding. FINRA consolidated all of the former employee’s claims into a single proceeding.
     The former employee alleges that the Company acted wrongfully as a result of, and in connection with, the decision by the Compensation Committee of the Company’s Board of Directors not to accede to the employee’s demand for alteration of the terms of certain stock option and restricted stock agreements in order to award the employee additional rights and benefits upon the termination of his employment, i.e., accelerated vesting of all of his then unvested options and restricted shares and waiver of the 90-day time period within which he was contractually required to exercise his vested options. This former employee further alleges that he is entitled to a bonus for the approximately five months that he worked for MarketAxess Corporation during 2006. The alleged damages sought by the claimant total approximately $0.9 million, plus statutory interest, and an unstated amount of punitive damages, costs and expenses.
     The FINRA hearing, originally scheduled for February 2009, was further postponed in September 2009 and has been rescheduled for March 2-5, 2010. The Company believes that the former employee’s claims are wholly without merit and has vigorously defended against them. Based on currently available information, the Company believes that the likelihood of a material loss is not probable. Accordingly, no amount has been provided in the accompanying financial statements. However, arbitration is subject to inherent uncertainties and unfavorable rulings could occur.
15. Comprehensive Income
     Comprehensive income was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(In thousands)
Net income	$4,640	$1,519	$10,666	$5,963
Cumulative translation adjustment and foreign currency exchange hedge, net of taxes	(54)	(123)	(186)	(420)
Unrealized net gain (loss) on securities available- for-sale, net of taxes	171	(178)	404	(417)

Total comprehensive income	$4,757	$1,218	$10,884	$5,126

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
Executive Overview
     MarketAxess operates one of the leading platforms for the electronic trading of corporate bonds and certain other types of fixed-income securities. Through our platform, institutional investor client firms can access the aggregate liquidity provided by the collective interest of our 67 broker-dealer clients in buying or selling bonds through our platform. Our 704 active institutional investor clients (firms that executed at least one trade in U.S. or European fixed-income securities through our electronic trading platform between October 2008 and September 2009) include investment advisers, mutual funds, insurance companies, public and private pension funds, bank portfolios and hedge funds. Our DealerAxess® trading service allows dealers to trade fixed-income securities and credit default swaps with each other on our platform. We execute certain bond transactions between and among institutional investor and broker-dealer clients on a riskless principal basis by serving as counterparty to both the buyer and the seller in matching back-to-back trades, which then settle through a third-party clearing organization. Through our Corporate BondTicker™ service, we provide fixed-income market data, analytics and compliance tools that help our clients make trading decisions. In addition, we provide FIX (Financial Information eXchange) message management tools, connectivity solutions and ancillary technology services that facilitate the electronic communication of order information between trading counterparties. Our revenues are primarily generated from the trading of U.S. and European high-grade corporate bonds.
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
     The U.S. and European credit markets have been through a period of significant turmoil since the third quarter of 2007, especially in short-term funding and floating rate note instruments. A widespread retrenchment in the credit markets resulted in increased credit spreads and significantly higher credit spread volatility across a wide range of asset classes. Credit yield spreads in U.S. corporate bonds, as measured by the Credit Suisse Liquid U.S. Corporate Index, increased from 1.0% over U.S. Treasuries in June 2007 to a peak of 5.4% in December 2008. The credit markets demonstrated significant improvement through the first nine months of 2009, with net inflows to taxable bond funds and corporate and international bond exchange-traded funds, and an increase in the volume of new issues of high-grade corporate bonds compared to the second half of 2008. Credit yield spreads in U.S. corporate bonds declined to 1.7% over U.S. Treasuries as of September 30, 2009. The average daily trading volume of U.S. high-grade corporate bonds for the quarter ended September 30, 2009, as measured by the FINRA Trade Reporting and Compliance Engine (“TRACE”), was $11.4 billion, compared to $6.7 billion in the quarter ended September 30, 2008.
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
     Other. Other revenues include fees from telecommunications line charges to broker-dealer clients, dealer set-up fees and other miscellaneous revenues.
     Expenses
     In the normal course of business, we incur the following expenses:
     Employee Compensation and Benefits. Employee compensation and benefits is our most significant expense and includes employee salaries, stock compensation costs, other incentive compensation, employee benefits and payroll taxes.
     Depreciation and Amortization. We depreciate our computer hardware and related software, office hardware and furniture and fixtures and amortize our capitalized software development costs on a straight-line basis over three to seven years. We amortize leasehold improvements on a straight-line basis over the lesser of the life of the improvement or the remaining term of the lease.

Intangible assets with definite lives, including purchased technologies, customer relationships and other intangible assets, are amortized over their estimated useful lives, ranging from five to ten years. Intangible assets are assessed for impairment when events or circumstances indicate a possible impairment.
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
Critical Accounting Policies
     This Management’s Discussion and Analysis of Financial Condition and Results of Operations discusses our Consolidated Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the United States, also referred to as U.S. GAAP. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the reported amounts of income and expenses during the reporting periods. We base our estimates and judgments on historical experience and on various other factors that we believe are reasonable under the circumstances. Actual results may differ from these estimates under varying assumptions or conditions. Note 2 of the Notes to our Consolidated Financial Statements includes a summary of the significant accounting policies and methods used in the preparation of our Consolidated Financial Statements. There were no significant changes to our critical accounting policies and estimates during the nine months ended September 30, 2009, as compared to those we disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K, as amended, for the year ended December 31, 2008.
   Segment Results
     As an electronic, multi-dealer platform for trading fixed-income securities, our operations constitute a single business segment. Because of the highly integrated nature of the financial markets in which we compete and the integration of our worldwide business activities, we believe that results by geographic region, products or types of clients are not necessarily meaningful in understanding our business.

Results of Operations
Three Months Ended September 30, 2009 Compared to Three Months Ended September 30, 2008
Overview
     Total revenues increased by $7.3 million or 32.3% to $30.0 million for the three months ended September 30, 2009, from $22.7 million for the three months ended September 30, 2008. This increase in total revenues was primarily due to an increase in commissions of $8.1 million, offset by a decline in investment income of $0.6 million. A 13.4% decrease in the average exchange rate of the Pound Sterling compared to the U.S. dollar from the three months ended September 30, 2008 to the three months ended September 30, 2009 had the effect of reducing European revenues by $0.9 million.
     Total expenses increased by $0.9 million or 4.3% to $21.5 million for the three months ended September 30, 2009, from $20.6 million for the three months ended September 30, 2008. The increase was primarily due to higher employee compensation and benefits of $2.0 million, offset by a decline in depreciation and amortization of $0.8 million The change in the foreign currency rates had the effect of reducing European expenses by $0.5 million.
     Income before taxes increased by $6.4 million or 307.2% to $8.5 million for the three months ended September 30, 2009, from $2.1 million for the three months ended September 30, 2008. Net income increased by $3.1 million or 205.5% to $4.6 million for the three months ended September 30, 2009, from $1.5 million for three months ended September 30, 2008.
Revenues
     Our revenues for the three months ended September 30, 2009 and 2008, and the resulting dollar and percentage changes, were as follows:

	Three Months Ended September 30,
	2009		2008
		% of		% of	$	%
	$	Revenues	$	Revenues	Change	Change
	($ in thousands)
Commissions	$25,289	84.3%	$17,219	75.9%	$8,070	46.9%
Technology products and services	2,601	8.7	2,646	11.7	(45)	(1.7)
Information and user access fees	1,519	5.1	1,562	6.9	(43)	(2.8)
Investment income	314	1.0	963	4.2	(649)	(67.4)
Other	286	1.0	291	1.3	(5)	(1.7)

Total revenues	$30,009	100.0%	$22,681	100.0%	$7,328	32.3%

     Commissions. Our commission revenues for the three months ended September 30, 2009 and 2008, and the resulting dollar and percentage changes, were as follows:

	Three Months Ended September 30,
			$	%
	2009	2008	Change	Change
	($ in thousands)
Distribution fees
U.S. high-grade	$7,551	$7,457	$94	1.3%
Eurobond	3,099	3,567	(468)	(13.1)

Total distribution fees	10,650	11,024	(374)	(3.4)
Variable transaction fees
U.S. high-grade	8,755	3,320	5,435	163.7
Eurobond	2,398	860	1,538	178.8
Other	3,486	2,015	1,471	73.0

Total variable transaction fees	14,639	6,195	8,444	136.3

Total commissions	$25,289	$17,219	$8,070	46.9%

     A 13.4% change in the average exchange rate of the Pound Sterling compared to the U.S. dollar from the three months ended September 30, 2008 to the three months ended September 30, 2009 had the effect of reducing Eurobond commission revenues by $0.9 million.
     The following table shows the extent to which the increase in commissions for the three months ended September 30, 2009 was attributable to changes in transaction volumes, variable transaction fees per million and monthly distribution fees:

	Change from Three Months Ended September 30, 2008
	U.S.
	High-Grade	Eurobond	Other	Total
	(In thousands)
Volume increase	$2,347	$803	$610	$3,760
Variable transaction fee per million increase	3,088	735	861	4,684
Monthly distribution fees increase (decrease)	94	(468)	—	(374)

Total commissions increase	$5,529	$1,070	$1,471	$8,070

     Our trading volumes for the three months ended September 30, 2009 and 2008 were as follows:

	Three Months Ended September 30,
			$	%
	2009	2008	Change	Change
Trading Volume Data (in millions)
U.S. high-grade	$47,019	$27,548	$19,471	70.7%
Eurobond	16,580	8,576	8,004	93.3
Other	16,795	12,892	3,903	30.3

Total	$80,394	$49,016	$31,378	64.0%

Number of U.S. Trading Days	64	64
Number of U.K. Trading Days	65	65
     For volume reporting purposes, transactions in foreign currencies are converted to U.S. dollars at average monthly rates. Prior to September 1, 2008, no fees were charged on U.S. high-grade single-dealer inquiries. Such single-dealer inquiry trading volume amounted to $1.4 billion and $6.3 billion for the three and nine months ended September 30, 2008, respectively. Effective September 1, 2008, single-dealer inquiry trades are charged commissions in accordance with the U.S. high-grade corporate bond fee plan. Credit default swap trading volume data are included in Other. Trading volume data related to DealerAxess® bond trading between broker-dealer clients are included in either U.S. high-grade or Other trading volumes, as appropriate.

     The increase in U.S. high-grade volume was principally due to an increase in overall market volume as measured by the FINRA TRACE. Estimated FINRA TRACE U.S. high-grade volume increased by 69.7% from $429.3 billion for the three months ended September 30, 2008 to $728.5 billion for the three months ended September 30, 2009. The Company’s estimated market share of total U.S. high-grade corporate bond volume as reported by FINRA TRACE was 6.5% for the three months ended September 30, 2009, compared to 6.4% for the three months ended September 30, 2008.
     Our average variable transaction fee per million for the three months ended September 30, 2009 and 2008 was as follows:

	Three Months Ended September 30,
	2009	2008
Average Variable Transaction Fee Per Million
U.S. high-grade	$186	$121
Eurobond	$145	$100
Other	$208	$156
All Products	$182	$126
     The U.S. high-grade average variable transaction fee per million increased from $121 for the three months ended September 30, 2008 to $186 for the three months ended September 30, 2009, primarily due to the introduction of our execution services desk and the introduction of new dealers on the platform that pay higher variable fees per million. The Eurobond average variable transaction fee per million increased from $100 for the three months ended September 30, 2008 to $145 for the three months ended September 30, 2009, primarily due to a larger percentage of Eurobond volume in products that carry higher fees per million, principally high-yield bonds. Other average variable transaction fee per million increased from $156 for the three months ended September 30, 2008 to $208 for the three months ended September 30, 2009, primarily due to a larger percentage of Other volume in products that carry higher fees per million, principally high-yield bonds.
     Technology Products and Services. Technology products and services revenues were $2.6 million for the both three months ended September 30, 2009 and 2008.
     Information and User Access Fees. Information and user access fees decreased by 2.8% to $1.5 million for the three months ended September 30, 2009, from $1.6 million for the three months ended September 30, 2008.
     Investment Income. Investment income decreased by $0.6 million or 67.4% to $0.3 million for the three months ended September 30, 2009, from $1.0 million for the three months ended September 30, 2008. The decrease was principally due to lower interest rates.
     Other. Other revenues were $0.3 million for both the three months ended September 30, 2009 and 2008.

Expenses
     Our expenses for the three months ended September 30, 2009 and 2008, and the resulting dollar and percentage changes, were as follows:

	Three Months Ended September 30,
	2009		2008
		% of		% of	$	%
	$	Revenues	$	Revenues	Change	Change
	($ in thousands)
Employee compensation and benefits	$13,127	43.7%	$11,173	49.3%	$1,954	17.5%
Depreciation and amortization	1,654	5.5	2,494	11.0	(840)	(33.7)
Technology and communications	2,029	6.8	2,007	8.8	22	1.1
Professional and consulting fees	1,645	5.5	1,822	8.0	(177)	(9.7)
Occupancy	706	2.4	660	2.9	46	7.0
Marketing and advertising	651	2.2	708	3.1	(57)	(8.1)
General and administrative	1,654	5.5	1,719	7.6	(65)	(3.8)

Total expenses	$21,466	71.5%	$20,583	90.7%	$883	4.3%

     Employee Compensation and Benefits. Employee compensation and benefits increased by $2.0 million or 17.5% to $13.1 million for the three months ended September 30, 2009, from $11.2 million for the three months ended September 30, 2008. This increase was primarily attributable to higher incentive compensation of $2.1 million and stock-based compensation expense of $0.3 million, offset by reduced severance costs of $0.7 million.
     Depreciation and Amortization. Depreciation and amortization decreased by $0.8 million or 33.7% to $1.7 million for the three months ended September 30, 2009, from $2.5 million for the three months ended September 30, 2008. During the third quarter of 2008, the Company determined that the technology, customer relationships and tradename intangible assets recognized in connection with the TWS acquisition were impaired and recorded a charge of $0.7 million. For the three months ended September 30, 2009 and 2008, we capitalized $0.6 million and $0.7 million, respectively, of computer and related equipment purchases and $0.4 million and $0.5 million, respectively, of software development costs.
     Technology and Communications. Technology and communications expenses were $2.0 million for both the three months ended September 30, 2009 and 2008.
     Professional and Consulting Fees. Professional and consulting fees decreased by $0.2 million or 9.7% to $1.6 million for the three months ended September 30, 2009, from $1.8 million for the three months ended September 30, 2008. The decrease was principally due to lower technology consulting costs.
     Occupancy. Occupancy costs were $0.7 million for both the three months ended September 30, 2009 and 2008.
     Marketing and Advertising. Marketing and advertising expenses were $0.7 million for both the three months ended September 30, 2009 and 2008.
     General and Administrative. General and administrative expenses were $1.7 million for both the three months ended September 30, 2009 and 2008.
     Provision for Income Tax. For the three months ended September 30, 2009 and 2008, we recorded an income tax provision of $3.9 million and $0.6 million, respectively. The increase in the tax provision was primarily attributable to the $6.4 million increase in pre-tax income for the period. With the exception of the payment of certain foreign and alternative minimum taxes, the provision for income taxes was a non-cash expense since we had available net operating loss carryforwards and tax credits to offset the cash payment of taxes.
     Our consolidated effective tax rate for the three months ended September 30, 2009 was 45.7%, compared to 27.6% for the three months ended September 30, 2008. The 2009 effective tax rate reflects the impact of newly enacted apportionment rules in New York City. The new rules will reduce the Company’s overall tax rate prospectively. However, for the three months ended September 30,

2009, the reduced rate resulted in a reduction in our deferred tax asset and an increase in tax expense of $0.6 million. The 2008 effective tax rate reflected the effect of a higher portion of earnings generated in lower tax jurisdictions and the level of foreign and domestic taxation on such overseas earnings. Our consolidated effective tax rate can vary from period to period depending on, among other factors, the geographic and business mix of our earnings and changes in tax legislation and tax rates. Due to our net deferred tax asset balance, a decrease in tax rates results in a reduction in our deferred tax balance and an increase in tax expense.
   Nine Months Ended September 30, 2009 Compared to Nine Months Ended September 30, 2008
   Overview
     Total revenues increased by $9.2 million or 12.9% to $80.5 million for the nine months ended September 30, 2009, from $71.3 million for the nine months ended September 30, 2008. This increase in total revenues was primarily due to an increase in commissions of $10.9 million and technology products and services revenues of $0.6 million, offset by a decline in investment income of $1.8 million and other income of $0.7 million. Technology products and services revenues reflect the impact of the Greenline acquisition in March 2008. A 20.5% decrease in the average exchange rate of the Pound Sterling compared to the U.S. dollar from the nine months ended September 30, 2008 to the nine months ended September 30, 2009 had the effect of reducing European revenues by $3.8 million.
     Total expenses increased 0.1% to $61.5 million for the nine months ended September 30, 2009, from $61.4 million for the nine months ended September 30, 2008. An increase in employee compensation and benefits of $2.7 million was offset by declines in professional and consulting fees of $1.4 million, depreciation and amortization of $1.0 million and general and administrative expenses of $0.4 million. The change in the foreign currency rates had the effect of reducing European expenses by $2.2 million. The 2008 results include Greenline expenses from the date of the acquisition.
     Income before taxes increased by $9.2 million or 93.5% to $19.0 million for the nine months ended September 30, 2009, from $9.8 million for the nine months ended September 30, 2008. Net income increased by $4.7 million or 78.9% to $10.7 million for the nine months ended September 30, 2009, from $6.0 million for nine months ended September 30, 2008.
   Revenues
     Our revenues for the nine months ended September 30, 2009 and 2008, and the resulting dollar and percentage changes, were as follows:

	Nine Months Ended September 30,
	2009		2008
		% of		% of	$	%
	$	Revenues	$	Revenues	Change	Change
	($ in thousands)
Commissions	$67,565	84.0%	$56,652	79.5%	$10,913	19.3%
Technology products and services	6,720	8.3	6,089	8.5	631	10.4
Information and user access fees	4,678	5.8	4,485	6.3	193	4.3
Investment income	880	1.1	2,715	3.8	(1,835)	(67.6)
Other	637	0.8	1,316	1.8	(679)	(51.6)

Total revenues	$80,480	100.0%	$71,257	100.0%	$9,223	12.9%

Commissions. Our commission revenues for the nine months ended September 30, 2009 and 2008, and the resulting dollar and percentage changes, were as follows:

	Nine Months Ended September 30,
			$	%
	2009	2008	Change	Change
	($ in thousands)
Distribution fees
U.S. high-grade	$22,293	$23,312	$(1,019)	(4.4)%
Eurobond	9,057	11,130	(2,073)	(18.6)

Total distribution fees	31,350	34,442	(3,092)	(9.0)
Variable transaction fees
U.S. high-grade	21,336	12,421	8,915	71.8
Eurobond	5,294	3,006	2,288	76.1
Other	9,585	6,783	2,802	41.3

Total variable transaction fees	36,215	22,210	14,005	63.1

Total commissions	$67,565	$56,652	$10,913	19.3%

     U.S. high-grade distribution fees decreased as a result of mergers and a bankruptcy involving several of our broker-dealer clients. A 20.5% change in the average exchange rate of the Pound Sterling compared to the U.S. dollar from the nine months ended September 30, 2008 to the nine months ended September 30, 2009 had the effect of reducing Eurobond commission revenues by $3.7 million.
     The following table shows the extent to which the increase in commissions for the nine months ended September 30, 2009 was attributable to changes in transaction volumes, variable transaction fees per million and monthly distribution fees:

	Change from Nine Months Ended September 30, 2008
	U.S.
	High-Grade	Eurobond	Other	Total
		(In thousands)
Volume increase	$1,455	$1,098	$123	$2,676
Variable transaction fee per million increase	7,460	1,190	2,679	11,329
Monthly distribution fees (decrease)	(1,019)	(2,073)	—	(3,092)

Total commissions increase (decrease)	$7,896	$215	$2,802	$10,913

     Our trading volumes for the nine months ended September 30, 2009 and 2008 were as follows:

	Nine Months Ended September 30,
			$	%
	2009	2008	Change	Change
Trading Volume Data (in millions)
U.S. high-grade	$121,768	$108,999	$12,769	11.7%
Eurobond	38,841	28,447	10,394	36.5
Other	46,677	45,846	831	1.8

Total	$207,286	$183,292	$23,994	13.1%

Number of U.S. Trading Days	188	189
Number of U.K. Trading Days	189	190
     The increase in U.S. high-grade volume was due to an increase in overall market volume as measured by the FINRA TRACE, offset by a decline in the Company’s estimated market share of total U.S. high-grade corporate bond volume as reported by FINRA TRACE from 7.1% for the nine months ended September 30, 2008 to 5.6% for the nine months ended September 30, 2009. Estimated FINRA TRACE U.S. high-grade volume increased by 42.3% from $1,531.9 billion for the nine months ended September 30, 2008 to $2,180.0 billion for the nine months ended September 30, 2009.

     Our average variable transaction fee per million for the nine months ended September 30, 2009 and 2008 was as follows:

	Nine Months Ended September 30,
	2009	2008
Average Variable Transaction Fee Per Million
U.S. high-grade	$175	$114
Eurobond	$136	$106
Other	$205	$148
All Products	$175	$121
     The U.S. high-grade average variable transaction fee per million increased from $114 for the nine months ended September 30, 2008 to $175 for the nine months ended September 30, 2009, primarily due to the introduction of our execution services desk, the introduction of new dealers on the platform that pay higher variable fees per million and the longer maturity of trades executed on the platform, for which we charge higher commissions. Eurobond average variable transaction fee per million increased from $106 for the nine months ended September 30, 2008 to $136 for the nine months ended September 30, 2009, primarily due to a larger percentage of Eurobond volume in products that carry higher fees per million, principally high-yield bonds. Other average variable transaction fee per million increased from $148 for the nine months ended September 30, 2008 to $205 for the nine months ended September 30, 2009, primarily due to a larger percentage of Other volume in products that carry higher fees per million, principally high-yield bonds.
     Technology Products and Services. Technology products and services revenues increased by $0.6 million or 10.4% to $6.7 million for the nine months ended September 30, 2009, from $6.1 million for the nine months ended September 30, 2008. The increase was primarily a result of the Greenline acquisition in March 2008.
     Information and User Access Fees. Information and user access fees increased by $0.2 million or 4.3% to $4.7 million for the nine months ended September 30, 2009, from $4.5 million for the nine months ended September 30, 2008.
     Investment Income. Investment income decreased by $1.8 million or 67.6% to $0.9 million for the nine months ended September 30, 2009, from $2.7 million for the nine months ended September 30, 2008. The decrease was principally due to lower interest rates.
     Other. Other revenues decreased by $0.7 million or 51.6% to $0.6 million for the nine months ended September 30, 2009, from $1.3 million for the nine months ended September 30, 2008. The 2008 revenues include higher dealer set-up fees and a one-time insurance settlement aggregating $0.3 million.

Expenses
     Our expenses for the nine months ended September 30, 2009 and 2008, and the resulting dollar and percentage changes, were as follows:

	Nine Months Ended September 30,
	2009		2008
		% of		% of	$	%
	$	Revenues	$	Revenues	Change	Change
	($ in thousands)
Employee compensation and benefits	$36,486	45.3%	$33,767	47.4%	$2,719	8.1%
Depreciation and amortization	5,124	6.4	6,090	8.5	(966)	(15.9)
Technology and communications	6,391	7.9	6,160	8.6	231	3.8
Professional and consulting fees	5,137	6.4	6,496	9.1	(1,359)	(20.9)
Occupancy	2,075	2.6	2,166	3.0	(91)	(4.2)
Marketing and advertising	2,004	2.5	2,077	2.9	(73)	(3.5)
General and administrative	4,253	5.3	4,679	6.6	(426)	(9.1)

Total expenses	$61,470	76.4%	$61,435	86.2%	$35	0.1%

     Employee Compensation and Benefits. Employee compensation and benefits increased by $2.7 million or 8.1% to $36.5 million for the nine months ended September 30, 2009, from $33.8 million for the nine months ended September 30, 2008. This increase was primarily attributable to higher incentive compensation of $2.5 million and stock-based compensation expense of $1.0 million, offset by reduced severance costs of $1.2 million.
     Depreciation and Amortization. Depreciation and amortization expense decreased by $1.0 million or 15.9% to $5.1 million for the nine months ended September 30, 2009, from $6.1 million for the nine months ended September 30, 2008. The decrease was due to declines in amortization of intangible assets of $0.5 million and software development costs of $0.4 million. The intangible amortization expense reduction was primarily due to the $0.7 million TWS impairment charge recorded in 2008. For the nine months ended September 30, 2009 and 2008, we capitalized $1.4 million and $1.9 million, respectively, of software development costs, and $1.6 million and $1.3 million, respectively, of computer and related equipment purchases.
     Technology and Communications. Technology and communications expense increased by $0.2 million or 3.8% to $6.4 million for the nine months ended September 30, 2009, from $6.2 million for the nine months ended September 30, 2008. This increase was primarily attributable to higher data center hosting costs.
     Professional and Consulting Fees. Professional and consulting fees decreased by $1.4 million or 20.9% to $5.1 million for the nine months ended September 30, 2009, from $6.5 million for the nine months ended September 30, 2008. The decrease was principally due to lower legal fees of $0.6 million and information technology consultant costs of $0.5 million.
     Occupancy. Occupancy costs decreased by $0.1 million or 4.2% to $2.1 million for the nine months ended September 30, 2009, from $2.2 million for the nine months ended September 30, 2008.
     Marketing and Advertising. Marketing and advertising expenses decreased by $0.1 million or 3.5% to $2.0 million for the nine months ended September 30, 2009, from $2.1 million for the nine months ended September 30, 2008, principally due to a reduction in promotion costs.
     General and Administrative. General and administrative expense decreased by $0.4 million or 9.1% to $4.3 million for the nine months ended September 30, 2009, from $4.7 million for the nine months ended September 30, 2008. Higher trade settlement costs of $0.3 million were more than offset by lower charges for doubtful accounts and general travel and entertainment expenses.
     Provision for Income Tax. For the nine months ended September 30, 2009 and 2008, we recorded an income tax provision of $8.3 million and $3.9 million, respectively. The increase in the tax provision was primarily attributable to the $9.2 million increase in pre-tax income for the period. With the exception of the payment of certain foreign taxes and alternative minimum taxes, the provision for income taxes was a non-cash expense since we had available net operating loss carryforwards and tax credits to offset the cash payment of taxes.
     Our consolidated effective tax rate for the nine months ended September 30, 2009 was 43.9%, compared to 39.3% for the nine months ended September 30, 2008. The 2009 effective tax rate reflects the impact of newly enacted apportionment rules in New York City. The new rules will reduce the Company’s overall tax rate prospectively. However, for the nine months ended September 30, 2009 the reduced rate resulted in a reduction in our deferred tax asset and an increase in tax expense of $0.6 million. Our consolidated effective tax rate can vary from period to period depending on, among other factors, the geographic and business mix of our earnings and changes in tax legislation and tax rates. Due to our net deferred tax asset balance, a decrease in tax rates results in a reduction in our deferred tax balance and an increase in tax expense.
Liquidity and Capital Resources
     During the past three years, we have met our funding requirements through cash on hand, internally generated funds and the issuance of Series B Preferred Stock. Cash and cash equivalents and securities available-for-sale totaled $162.3 million at September 30, 2009. Other than equipment-related capital lease obligations amounting to $1.2 million as of September 30, 2009, we have no long-term or short-term debt and do not maintain bank lines of credit.
     In October 2009, our board of directors approved a regular quarterly dividend to be paid to the holders of the outstanding shares of capital stock. A cash dividend of $0.07 per share of common stock outstanding or issuable upon conversion of shares of non-voting common stock and Series B Preferred Stock outstanding, will be payable on November 25, 2009, to stockholders of record as of the close of business on November 11, 2009. We expect the total amount payable to be approximately $2.7 million.
     Our cash flows were as follows:

	Nine Months Ended September 30,
	2009	2008
	(In thousands)
Net cash provided by operating activities	$24,013	$17,849
Net cash (used in) investing activities	(24,834)	(5,239)
Net cash (used in) provided by financing activities	(18)	30,352
Effect of exchange rate changes on cash	(351)	(711)

Net (decrease) increase for the period	$(1,190)	$42,251

Operating Activities
     Net cash provided by operating activities of $24.0 million for the nine months ended September 30, 2009 consisted of net income of $10.7 million, adjusted for non-cash charges, primarily consisting of depreciation and amortization of $5.1 million, stock-based compensation expense of $6.3 million and deferred taxes of $7.2 million, offset by an increase in cash used for working capital of $5.9 million. The use of working capital primarily resulted from an increase in accounts receivable of $11.0 million, offset by increases in deferred revenue of $2.1 million and accounts payable, accrued expenses and other liabilities of $2.4 million.
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
Investing Activities
     Net cash used in investing activities of $24.8 million for the nine months ended September 30, 2009 primarily consisted of net purchases of securities available-for-sale of $20.2 million, an earn-out payment related to the acquisition of Greenline of $1.4 million, purchases of furniture, equipment and leasehold improvements of $1.6 million and capitalization of software development costs of $1.4 million.

     Net cash used in investing activities of $5.2 million for the nine months ended September 30, 2008 primarily consisted of $34.9 million for the acquisition of Greenline, purchases of furniture, equipment and leasehold improvements of $1.3 million and capitalization of software development costs of $1.9 million, offset by net maturities of securities available-for-sale of $32.8 million.
Financing Activities
     Net cash used in financing activities of $18,000 for the nine months ended September 30, 2009 consisted principally of a decrement in windfall tax benefits from stock-based compensation of $0.3 million, offset by proceeds from the exercise of stock options of $0.2 million.
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
     We have three regulated subsidiaries, MarketAxess Corporation, MarketAxess Europe Limited and MarketAxess Canada Ltd. MarketAxess Corporation is a registered broker-dealer in the U.S., MarketAxess Europe Limited is a registered multilateral trading facility in the U.K. and MarketAxess Canada Ltd. is a registered Alternative Trading System in the Province of Ontario. As such, they are subject to minimum regulatory capital requirements imposed by their respective market regulators that are intended to ensure general financial soundness and liquidity based on certain minimum capital requirements. The relevant regulations prohibit a registrant from repaying borrowings from its parent or affiliates, paying cash dividends, making loans to its parent or affiliates or otherwise entering into transactions that result in a significant reduction in its regulatory net capital position without prior notification to or approval from its principal regulator. The capital structures of our subsidiaries are designed to provide each with capital and liquidity consistent with its business and regulatory requirements. The following table sets forth the capital requirements, as defined, that the Company’s subsidiaries were required to maintain as of September 30, 2009:

	MarketAxess	MarketAxess	MarketAxess
	Corporation	Europe Limited	Canada Limited
	(In thousands)
Net capital	$38,187	$21,599	$$388
Minimum net capital required	1,217	2,753	257

Excess net capital	$36,970	$18,846	$$131

     MarketAxess Corporation operates an anonymous matching service for its broker-dealer clients and during 2008 extended its trading counterparty role to include the execution of certain bond transactions between and among institutional investor and broker-dealer clients. MarketAxess Corporation executes all such trades on a riskless principal basis, which are cleared and settled by an independent clearing broker. Under a securities clearing agreement with the independent third party, MarketAxess Corporation maintains a collateral deposit with the clearing broker in the form of cash. As of September 30, 2009 and December 31, 2008, the collateral deposit included in securities and cash provided as collateral in the Consolidated Statements of Financial Condition was $0.5 million. MarketAxess Corporation is exposed to credit risk in the event a counterparty does not fulfill its obligation to complete a transaction. Pursuant to the terms of the securities clearing agreement between MarketAxess Corporation and the independent clearing broker, the clearing broker has the right to charge MarketAxess Corporation for losses resulting from a counterparty’s failure to fulfill its contractual obligations. The losses are not capped at a maximum amount and apply to all trades executed through the clearing broker. At September 30, 2009, MarketAxess Corporation had not recorded any liabilities with regard to this right.
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
Contractual Obligations and Commitments
     As of September 30, 2009, we had the contractual obligations and commitments detailed in the following table:

	Payments due by period
		Less than			More than
	Total	1 year	1 - 3 years	3 - 5 years	5 years
	(In thousands)
Operating leases	$23,170	$584	$3,786	$3,933	$14,867
Capital leases	1,456	84	672	658	42
Foreign currency forward contract	25,766	25,766	—	—	—

	$50,392	$26,434	$4,458	$4,591	$14,909

     We enter into foreign currency forward contracts with a noncontrolling stockholder broker-dealer client to hedge the exposure to variability in foreign currency cash flows resulting from the net investment in our U.K. subsidiary. As of September 30, 2009, the notional value of the foreign currency forward contract outstanding was $26.4 million and the gross and net fair value asset was $0.6 million.
     As of September 30, 2009, we had unrecognized tax benefits of $2.8 million. Due to the nature of the underlying positions, it is not currently possible to schedule the future payment obligations by period. In addition, in connection with the acquisition of Greenline, the sellers are eligible to receive up to an aggregate of $1.5 million in cash in 2010, subject to Greenline attaining certain earn-out targets in 2009. The amount of the earn-out ultimately payable, if any, is currently unknown.
     In July 2009, we entered into two lease agreements for office space with a February 2022 lease termination date. The aggregate amount of the future lease obligations under these two leases is $17.1 million, which amount is reflected in the commitment table above.

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
     As of September 30, 2009, we had a $56.2 million investment in securities available-for-sale. Adverse movements, such as a 10% decrease in the value of these securities or a downturn or disruption in the markets for these securities, could result in a substantial loss. In addition, principal gains and losses resulting from these securities could on occasion have a disproportionate effect, positive or negative, on our financial condition and results of operations for any particular reporting period.
   Interest Rate Risk
     Interest rate risk represents our exposure to interest rate changes with respect to the money market instruments, U.S. Treasury obligations and short-term fixed-income securities in which we invest. As of September 30, 2009, our cash and cash equivalents and securities available-for-sale amounted to $162.3 million and were primarily in money market instruments, U.S. government obligations and municipal securities. We do not maintain an inventory of bonds that are traded on our platform.
   Derivative Risk
     Our limited derivative risk stems from our activities in the foreign currency forward contract market. We use this market to mitigate our U.S. dollar versus Pound Sterling exposure that arises from the activities of our U.K. subsidiary. As of September 30, 2009, the notional value of our foreign currency forward contract was $26.4 million. We do not speculate in any derivative instruments.
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
Item 4. Controls and Procedures
     (a) Evaluation of Disclosure Controls and Procedures. Our management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our “disclosure controls and procedures” as that term is defined in Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of September 30, 2009. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective to ensure that information required to be disclosed by MarketAxess in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and to ensure that information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

     (b) Changes in Internal Control Over Financial Reporting. There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2009 identified in connection with the evaluation thereof by our management, including the Chief Executive Officer and Chief Financial Officer, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
     The former employee alleges that we acted wrongfully as a result of, and in connection with, the decision by the Compensation Committee of our Board of Directors not to accede to the employee’s demand for alteration of the terms of certain stock option and restricted stock agreements in order to award the employee additional rights and benefits upon the termination of his employment, i.e., accelerated vesting of all of his then unvested options and restricted shares and waiver of the 90-day time period within which he was contractually required to exercise his vested options. This former employee further alleges that he is entitled to a bonus for the approximately five months that he worked for MarketAxess Corporation during 2006. The alleged damages sought by the claimant total approximately $0.9 million, plus statutory interest, and an unstated amount of punitive damages, costs and expenses.
     The FINRA hearing, originally scheduled for February 2009, was further postponed in September 2009 and has been rescheduled for March 2-5, 2010. We believe that the former employee’s claims are wholly without merit and have vigorously defended against them. Based on currently available information, we believe that the likelihood of a material loss is not probable. Accordingly, no amount has been provided in the financial statements. However, arbitration is subject to inherent uncertainties and unfavorable rulings could occur.
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
     None.

Issuer Purchases of Equity Securities
     During the quarter ended September 30, 2009, we repurchased the following shares of common stock:

			Total Number of Shares	Dollar Value of Shares
			Purchased as Part of	That May Yet Be
	Total Number of	Average Price Paid	Publicly Announced	Purchased Under the
Period	Shares Purchased	per Share	Plans	Plans
(In thousands)
July 1, 2009 — July 31, 2009	3,405	$10.04	—	$—
August 1, 2009 — August 31, 2009	—	—	—	—
September 1, 2009 — September 30, 2009	—	—	—	—

	3,405	$10.04	—

     During the three months ended September 30, 2009, a total of 3,405 shares were forfeited by an employee to us to satisfy employee withholding tax obligations upon the vesting of restricted shares.
Item 3. Defaults upon Senior Securities
     None.
Item 4. Submission of Matters to a Vote of Security Holders
     None.
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

MARKETAXESS HOLDINGS INC.
Date: October 30, 2009	By:	/s/ RICHARD M. MCVEY
Richard M. McVey
Chief Executive Officer (principal executive officer)

Date: October 30, 2009	By:	/s/ JAMES N.B. RUCKER
James N. B. Rucker
Chief Financial Officer (principal financial and accounting officer)