Form 10-K
period 2009-12-31
MARKETAXESS HOLDINGS INC
filed 2010-02-26
CIK 1278021

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number 001-34091

MARKETAXESS HOLDINGS INC.
(Exact name of registrant as specified in its charter)

Delaware (State of incorporation)	52-2230784 (IRS Employer Identification No.)
299 Park Avenue, New York, New York (Address of principal executive offices)	10171 (Zip Code)
(212) 813-6000

(Registrant’s telephone number, including area code)
SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

Title of each class:	Name of each exchange on which registered:

Common Stock, par value $0.003 per share	NASDAQ Global Select Market
SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐     No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.  Yes ☐     No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

The aggregate market value of the shares of common stock and non-voting common stock held by non-affiliates of the registrant as of June 30, 2009 (the last business day of the registrant’s most recently completed second fiscal quarter) was approximately $305.4 million computed by reference to the last reported sale price on the NASDAQ Global Select Market on that date. For purposes of this calculation, affiliates are considered to be officers, directors and holders of 10% or more of the outstanding common stock of the registrant on that date. The registrant had 31,749,827 shares of common stock, 2,291,787 of which were held by affiliates, and 2,585,654 shares of non-voting common stock outstanding on that date.

At February 24, 2010, the aggregate number of shares of the registrant’s common stock and non-voting common stock outstanding was 34,810,970.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for the 2010 Annual Meeting of Stockholders are incorporated by reference into Items 10, 11, 12, 13 and 14 of Part III of this Form 10-K.

MARKETAXESS HOLDINGS INC.

2009 FORM 10-K ANNUAL REPORT

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

MarketAxess operates a leading electronic trading platform that allows investment industry professionals to efficiently trade corporate bonds and other types of fixed-income instruments. Our 730 active institutional investor clients (firms that executed at least one trade in U.S. or European fixed-income securities through our electronic trading platform during 2009) include investment advisers, mutual funds, insurance companies, public and private pension funds, bank portfolios, broker-dealers and hedge funds. Our 67 broker-dealer market-maker clients provide liquidity on the platform and include most of the leading broker-dealers in global fixed-income trading. Our DealerAxess® trading service allows dealers to trade fixed-income securities and credit default swaps with each other on our platform. Through our Corporate BondTickertm service, we provide fixed-income market data, analytics and compliance tools that help our clients make trading decisions. In addition, we provide FIX (Financial Information eXchange) message management tools, connectivity solutions and ancillary technology services that facilitate the electronic communication of order information between trading counterparties. Our revenues are primarily generated from the trading of U.S. and European high-grade corporate bonds.

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

Traditionally, bond trading has been a manual process, with product and price discovery conducted over the telephone between two or more parties. This traditional process has a number of shortcomings resulting primarily from the lack of a central trading facility for these securities, which creates difficulty matching buyers and sellers for particular issues. Many corporate bond trading participants use e-mail and other electronic means of communication for trading corporate bonds. While this has addressed some of the shortcomings associated with traditional corporate bond trading, we believe that the process is still hindered by limited liquidity, limited price transparency, significant transaction costs, compliance and regulatory challenges, and difficulty in executing numerous trades at one time.

Through our disclosed multi-dealer Request For Quote (“RFQ”) trading functionality, our institutional investor clients can determine prices available for a security, a process called price discovery, as well as trade securities directly with our broker-dealer clients. The price discovery process includes the ability to view indicative prices from the broker-dealer clients’ inventory available on our platform, access to real-time pricing information and analytical tools (including spread-to-Treasury data, search capabilities and independent third-party credit research) available on our Corporate BondTickertm service and the ability to request executable bids and offers simultaneously from up to 50 of our broker-dealer clients during the trade process. On average, institutional investor clients receive several bids or offers from broker-dealer clients in response to trade inquiries. However, some trade inquiries may not receive any bids or offers. Our services relating to trade execution include single and multiple-dealer inquiries; list trading, which is the ability to request bids and offers on multiple bonds at the same time; and swap trading, which is the ability to request an offer to purchase one bond and a bid to sell another bond, in a manner such that the two trades will be executed simultaneously, with payment based on the price differential of the bonds. Once a trade is completed on our platform, the broker-dealer client and institutional investor client may settle the trade with the assistance of our automated post-trade messaging, which facilitates the communication of trade acknowledgment and allocation information between our institutional investor and broker-dealer clients.

Typically, we are not a party to the trades that occur on our platform between institutional investor clients and broker-dealer clients; rather, we serve as an intermediary between broker-dealers and institutional investors, enabling them to meet, agree on a price and then transact with each other. However, we also execute certain bond transactions between and among institutional investor and broker-dealer clients on a riskless principal basis by serving as counterparty to both the buyer and the seller in matching back-to-back trades, which are then settled through a third-party clearing organization. These are primarily voice-assisted trades, a service that we introduced as an adjunct to RFQ trading during late 2008 in response to the adverse effect of the credit crisis on dealer liquidity in corporate bonds. MarketAxess Corporation, our U.S. subsidiary, acts as intermediary on a riskless principal basis in these bond transactions by serving as counterparty to the two clients involved.

Our broker-dealer clients accounted for approximately 97.2% of the underwriting of newly-issued U.S. high-grade corporate bonds and approximately 69.6% of the underwriting of newly issued European high-grade corporate bonds in 2009. We believe these broker-dealers also represent the principal source of secondary market liquidity in the other markets in which we operate. Secondary market liquidity refers to the ability of market participants to buy or sell a security quickly and in large volume subsequent to the original issuance of the security, without substantially affecting the price of the security. In addition to trading fixed-income securities by traditional means, including the telephone and e-mail, our broker-dealer clients use proprietary single-dealer systems and other trading platforms as well as our electronic trading platform. We believe that the traditional means of trading remain the manner in which the majority of bonds are traded between institutional investors and broker-dealers. Our volume in U.S. high-grade corporate bonds represented approximately 6.2% of the total U.S. high-grade corporate bond volume, excluding convertible bonds, for 2009 as reported by the Financial Industry Regulatory Authority (“FINRA”) Trade Reporting and Compliance Engine (“TRACE”), which includes inter-dealer and retail trading as well as trading between institutional investors and broker-dealers. We have not identified a reliable source of data relating to the size of most of the other markets we serve and therefore we are unable to accurately determine the total volume of secondary trading of these bonds or the portion of such trading conducted on our platform.

Industry Background

Fixed-income securities are issued by corporations, governments and other entities, and pay a pre-set absolute or relative rate of return. As of September 30, 2009 there were approximately $34.6 trillion of fixed-income securities outstanding in the U.S. market, including $6.9 trillion of U.S. corporate bonds.

The U.S. and European credit markets have been through a period of significant turmoil since the third quarter of 2007, especially in short-term funding and floating rate note instruments. A widespread retrenchment in the credit markets resulted in increased credit spreads and significantly higher credit spread volatility across a wide range of asset classes. Credit yield spreads in U.S. corporate bonds, as measured by the Credit Suisse Liquid

U.S. Corporate Index, increased from 1.0% over U.S. Treasuries in June 2007 to a peak of 5.4% in December 2008. The credit markets demonstrated significant improvement throughout 2009, with net inflows to taxable bond funds and corporate and international bond exchange-traded funds, and an increase in the volume of new issues of high-grade corporate bonds compared to the second half of 2008. Credit yield spreads in U.S. corporate bonds declined to 1.2% over U.S. Treasuries as of December 31, 2009. The average daily trading volume of U.S. high-grade corporate bonds for the quarter ended December 31, 2009, as measured by TRACE, was $11.0 billion, compared to $8.0 billion in the quarter ended December 31, 2008.

U.S. High-Grade Corporate Bond Market

The total amount of U.S. corporate bonds outstanding has grown from $3.0 trillion as of December 31, 1999 to $6.9 trillion as of September 30, 2009. The average daily trading volume of U.S. corporate bonds (investment grade and high yield), as measured by TRACE, has decreased from approximately $17.9 billion in 2002 (the first calendar year for which such data are available) to $16.5 billion in 2009. We believe that this decline in average daily trading volumes is due to cyclical credit market conditions, including the recent turmoil in the credit markets.

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

The U.S. high-grade corporate bond market, which represents the largest subset of the U.S. corporate bond market, has undergone significant change over the last decade, which has been driven by a number of factors, including:

•	Improved price transparency — In 2002, FINRA adopted TRACE reporting, which requires FINRA members to report secondary market transactions in certain fixed-income securities to FINRA. The list of TRACE-eligible bonds includes 27,000 unique securities, representing the majority of the daily trading volume of high-grade bonds.

•	Introduction of electronic trading platforms — Electronic trading platforms act as central facilities to bring together buyers and sellers. The actions of participants on these platforms are facilitated by an electronic medium that improves some of the manual processes that might otherwise be required, such as searching for securities with specific characteristics, the coordination of multiple bilateral telephone calls or electronic communications, the sorting and analysis of competing bids or offers, and the entry of orders into the trading system after verbal or e-mail trade agreement. As a result, these platforms typically provide a lower-cost and more efficient means of enhanced distribution and trade execution than previously possible.

•	Introduction of credit derivatives — Credit derivatives can provide increased flexibility and liquidity for investors and lenders to diversify their credit exposures. The notional amount of outstanding CDS transactions grew rapidly between 2002 and 2007. However, activity in the CDS market has since fallen substantially due to concern over the risks associated with these products, in particular the counterparty credit risks.

•	Growth in the total amount of debt outstanding — The total size of the U.S. high-grade corporate bond market had increased significantly from approximately $753 billion in gross amount of new bonds issued in 2005 to $1,128 billion in 2007. During 2008, high-grade corporate bond issuance declined to $706 billion as risk aversion among corporate bond investors limited the ability of issuers across a wide range of industries, in particular the financial services industry, to issue new corporate bonds. The credit markets demonstrated significant improvement throughout 2009 and an increase in new issues of high-grade corporate bonds compared to 2008. Approximately 30% of the total corporate bond issuance in 2009 was government guaranteed.

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

The institutional investor base for emerging markets bonds includes many crossover investors from the high-yield and high-grade investment areas. Institutional investors have been drawn to emerging markets bonds by their high returns and high growth potential. Demand for emerging markets bonds declined significantly in the fourth quarter of 2008 as the turmoil in the credit markets and the world-wide recession impacted the emerging markets. As a result, emerging markets bond prices as measured by the JPMorgan emerging markets sovereign external debt and corporate bond indices fell steeply in 2008 but have now recovered and as of December 31, 2009 were up 13.7% and 14.4%, respectively, from December 31, 2007 levels.

Crossover and High-Yield Bond Market

We define the high-yield bond market generally to include all debt rated lower than BBB- by Standard & Poor’s or Baa3 by Moody’s Investor Service. We define the crossover market to include any debt issue rated below investment grade by one agency but investment grade by the other. The total amount of high-yield corporate bonds yearly issuance has grown from $130.9 billion for the year ended December 31, 2003 to approximately $136.3 billion for the year ended December 31, 2007. During 2008, high-yield corporate bond issuance declined to $52.2 billion, primarily due to the risk aversion among corporate bond investors that severely limited the ability of high-yield issuers to raise new debt. The high-yield corporate bond markets demonstrated significant improvement throughout 2009, with new issuance for the year ended December 31, 2009 increasing to $180.7 billion.

FINRA publicly disseminates real-time price information on approximately 12,000 high-yield corporate bond issues and certain other transactions on a delayed basis. Trades in bonds rated BB and lower are subject to immediate dissemination if the trade size is less than $1 million, or greater than $1 million and trades an average of once or more a day. The average daily trading volume of high-yield bonds reported by FINRA for the year ended December 31, 2009 was $5.0 billion.

Agency Bond Market

We define the agency bond market to include debt issued by a U.S. government-sponsored enterprise. Some prominent issuers of agency bonds are the Federal National Mortgage Association (“Fannie Mae”) and Federal Home Loan Mortgage Corporation (“Freddie Mac”). The total amount of U.S. agency bonds outstanding has grown from $1.9 trillion as of December 31, 2000 to $2.8 trillion as of September 30, 2009 but is $0.4 trillion below the total amount outstanding as of September 30, 2008. The Federal Reserve Bank of New York reported average daily trading volume in federal agency and government sponsored enterprise coupon securities (excluding mortgage-backed securities) for 2009 of $18.2 billion.

Credit Default Swap Market

Credit default swaps are contracts on an underlying asset that transfer risk and return from one party to another without transferring ownership of the underlying asset, allowing market participants to obtain credit protection or assume credit exposure associated with a broad range of issuers of fixed-income securities and other debt obligations. The trading volumes and notional amount outstanding in CDS transactions grew rapidly between 2002 and 2007. However, since 2007 activity in the CDS market has declined substantially due to concern over the risks associated with these products, in particular the counterparty credit risks. As a result, the notional amount of CDS outstanding declined to $31.2 trillion as of June 30, 2009 from $62.2 trillion as of December 31, 2007. To address the counterparty credit concerns, structural changes are occurring in the CDS market that include the creation of CDS clearing houses that serve as central counterparties for CDS transactions. We believe that the introduction of the clearing houses is likely to result in more standardized contracts and greater price transparency. Further regulatory reform in the CDS markets has been proposed to address the risks associated with these products.

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

Significant Trading Volumes with Participation by Leading Broker-Dealers and Institutional Investors

Our electronic trading platform provides access to the liquidity provided through the participation on our platform of 67 broker-dealers, including the majority of the leading broker-dealers in global fixed-income trading, and 730 active institutional investor firms. We believe these broker-dealers represent the principal source of secondary market liquidity for U.S. high-grade corporate bonds, European high-grade corporate bonds, emerging markets bonds and the other markets in which we operate. Our broker-dealer clients are motivated to continue to utilize our platform due to the presence on the platform of our large network of institutional investor clients. We believe that our addition of 19 new broker-dealer clients during 2009, has improved and will continue to improve the liquidity on our electronic trading platform for institutional investors further motivating them to use our platform. The number of our active institutional investor clients for the past five years has been as follows:

Our total trading volume over the past five years is indicated below:

Our volume in U.S. high-grade corporate bonds grew from approximately 7.6% of total U.S. high-grade corporate bond volume, excluding convertible bonds, in 2005 as reported by FINRA TRACE, which includes inter-dealer and retail trading as well as trading between institutional investors and broker-dealers, to approximately 9.4% in 2007. However, following the turmoil and resultant lack of liquidity in the credit markets since the third quarter of 2007, our estimated market share declined to approximately 6.2% for the full year 2009. Our volume in U.S. high-grade floating rate note bonds declined from $46.0 billion in 2007 to $6.6 billion in 2009. The credit markets demonstrated significant improvement throughout 2009 and our estimated share grew substantially during the second half of the year. Our estimated share of total U.S. high-grade corporate bond volume for the fourth quarter of 2009 was approximately 8.1%. Our estimated market share from 2005 to 2009 is shown in the chart below:

We have not identified a reliable source of data relating to the size of most of the other markets we serve and therefore we are unable to accurately determine the total volume of secondary trading of these bonds or the portion of such trading conducted on our platform.

Execution Benefits to Clients

Benefits to Institutional Investor Clients

We believe we provide numerous benefits to our institutional investor clients over traditional fixed-income trading methods, including:

Competitive Prices.  By enabling institutional investors to simultaneously request bids or offers from our broker-dealer clients, we believe our electronic trading platform creates an environment that motivates our broker-dealer clients to provide competitive prices and gives institutional investors confidence that they are obtaining a competitive price. For typical MarketAxess multi-dealer corporate bond inquiries prior to 2008, the range of competitive spread-to-Treasury responses was, on average, approximately 10 basis points (a basis point is 1/100 of 1% in yield), although in 2008 that range widened to 35 basis points and it declined to 25 basis points in 2009. As an example of the potential cost savings to institutional investors, a one basis point savings on a $1 million face amount trade of a bond with 10 years to maturity translates to aggregate savings of approximately $750.00.

Transparent Pricing on a Range of Securities.  The commingled multi-dealer inventory of bonds posted by our broker-dealer clients on our platform consists of a daily average of more than $70 billion in indicative bids and offers. Subject to applicable regulatory requirements, institutional investors can search bonds in inventory based on any combination of issuer, issue, rating, maturity, spread-to-Treasury, size and dealer providing the listing, in a fraction of the time it takes to do so manually. Institutional investor clients can also request executable bids and offers on our electronic trading platform on any debt security in a database of U.S. and European corporate bonds, although there can be no assurance as to the number of broker-dealers who will choose to provide an executable price. Our platform transmits bid and offer requests in real-time to broker-dealer clients, who may respond with executable prices within a time period specified by the institutional investor. Institutional investors may also elect to display live requests for bids or offers anonymously to all other users of our electronic trading platform, in order to create broader visibility of their inquiry among market participants and increase the likelihood that the request results in a trade. We believe that broader participation in client inquiries will result in more trade matches and lower transaction costs.

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

Efficient Risk Monitoring and Compliance.  Institutional investors and their regulators are increasingly focused on ensuring that best execution is achieved for fixed-income trades. Our electronic trading platform offers both institutional investors and broker-dealers an automated audit trail for each stage in the trading cycle. This enables compliance personnel to review information relating to trades more easily and with greater reliability. Trade information including time, price and spread-to-Treasury is stored securely and automatically on our electronic trading platform. This data represents a valuable source of information for our clients’ compliance personnel. Importantly, we believe the automated audit trail, together with the competitive pricing that is a feature of our electronic trading platform, gives fiduciaries the ability to demonstrate that they have achieved best execution on behalf of their clients.

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

We offer a comprehensive set of reports designed to review and monitor credit trading activity for institutional investor clients. It utilizes extensive TRACE information and has a flexible interface to run and save reports in a variety of formats for both compliance and management reporting. For example, the best execution report provides a view of the savings generated by trading on our electronic trading platform and offers a quantitative measure of the value of price discovery from multiple dealers. The report allows clients to monitor performance against their own best execution policy. Our compliance product provides a printed history of each inquiry submitted through the MarketAxess trading platform.

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

Proven Innovator with an Experienced Management Team

Since our inception, we have been an innovator in the fixed-income securities markets. Our management team is comprised of executives with an average of more than 20 years’ experience in the securities industry. We have consistently sought to benefit participants in the markets we serve by attempting to replicate the essential features of fixed-income trading, including the existing relationships between broker-dealers and their institutional investor clients, while applying technology to eliminate weaknesses in traditional trading methods. In 2009, Credit magazine recognized MarketAxess as “Best Trading Platform (Multi-Dealer to Client)” in the U.S. and “Best e-Trading Platform for Corporate Bonds and CDS” in Europe.

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

Leverage our Existing Technology and Client Relationships to Expand into New Client Segments

We intend to leverage our technology and client relationships to deploy our electronic trading platform into new client segments. As an example, in 2008 and 2009 we expanded the base of broker-dealers on our platform to include both regional and diversity dealers.

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

Pursue Strategic Alliances and Select Acquisitions

We plan to continue to increase and supplement our internal growth by entering into strategic alliances, or acquiring businesses or technologies, that will enable us to enter new markets, provide new products or services, or otherwise enhance the value of our platform to our clients. Examples of this are our acquisitions of TWS and Greenline.

MarketAxess Electronic Trading Platform

Key Trading Functionalities

The key trading functionalities are detailed below.

Single Inquiry Trading Functionality

We currently offer institutional investors the ability to request bids or offers in a single inquiry from up to 50 of our broker-dealer clients for U.S. high-grade corporate bonds, from up to six of our broker-dealer clients for European high-grade corporate bonds and from up to eight of our broker-dealer clients in emerging markets bonds. Institutional investors can obtain bids or offers on any security posted in inventory or included in the database available on our platform.

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

List Trading Functionality

We currently offer institutional investors the ability to request bids or offers on a list of up to 40 bonds depending on the market. This facilitates efficient trading for institutional investors such as investment advisors, mutual funds and hedge funds. Institutional investors are able to have multiple lists executable throughout the trading day, enabling them to manage their daily cash flows, portfolio duration, and credit and sector exposure.

Swap Trading Functionality

We currently offer institutional investors the ability to request an offer to purchase one bond and a bid to sell another bond, in a manner such that the two trades will be executed simultaneously, with payment based on the price or yield differential of the securities.

Market Lists

We offer institutional investors the ability to display live requests for bids and offers anonymously to the entire MarketAxess trading community through our Market List functionality, thereby creating broader visibility of their inquiry among market participants and increasing the likelihood that the request results in a trade.

Markets

U.S. High-Grade Corporate Bonds

Our U.S. high-grade corporate bond business consists of U.S. dollar-denominated investment-grade debt issued by corporations for distribution in the U.S. Both domestic and foreign institutional investors have access to U.S. high-grade corporate bond trading on our electronic trading platform. We use the terms high-grade debt and investment-grade debt interchangeably in this annual report on Form 10-K. Our 2009 trading volume in the U.S. high-grade corporate bond market was $177.1 billion.

In the U.S. high-grade corporate bond market, 50 broker-dealers utilize our platform, including 18 of the top 20 broker-dealers as ranked by 2009 investment grade new-issue underwriting volume. We added 19 dealers during 2009. Our broker-dealer clients accounted for approximately 97.2% of the underwriting of newly-issued U.S. high-grade corporate bonds in 2009.

We offer our institutional investor clients access to a broad inventory of U.S. high-grade corporate bonds, which is provided and updated daily by our broker-dealer clients. Our electronic trading platform allows institutional investors to view bids and offers from one or more of our broker-dealer clients while permitting each party to know the identity of its counter-party throughout the trading process. Our disclosed inquiry trading functionality combines the strength of existing offline client/dealer relationships with the efficiency and transparency of an electronic trading platform. This enables institutional investors to instantly direct trade inquiries and negotiations to their traditional broker-dealer or to any of the substantial majority of the world’s leading broker-dealers who provide liquidity in these securities. Through our Market List functionality, we also offer institutional investors the ability to display their live requests for bid and offer lists anonymously to the entire MarketAxess trading community as a means of creating broader visibility of their inquiry among market participants and increasing the likelihood that the request results in a trade. Institutional investors have access to the commingled inventory of our broker-dealer clients, representing indicative bids and offers. Each line item of inventory represents an indicative bid and/or offer on a particular bond issue by a particular broker-dealer client. Institutional investor clients are not restricted to trading only the bonds posted as inventory, although many of the trades conducted on our platform are made from the posted inventory. To transact in a specific bond that does not appear in inventory, institutional investors can easily search our database and submit an online inquiry to their chosen broker-dealers, who can respond with live, executable prices. While, on average, institutional investor clients receive several bids or offers from broker-dealers in response to trade inquiries, some inquiries may not receive any bids or offers.

Eurobonds

MarketAxess Europe Limited, our wholly-owned U.K. subsidiary, commenced trading operations in August 2001. MarketAxess Europe Limited received Financial Services Authority (“FSA”) regulatory approval and began to offer European secondary trading functionality in U.S. dollar- and Euro-denominated European corporate bonds to our broker-dealer and institutional investor clients in September 2001. We offered the first platform in Europe with a multi-dealer disclosed counterparty trading capability for corporate bonds. In 2003, we added trading in other European high-grade corporate bonds, including bonds issued in Pounds Sterling and floating rate notes. In 2008, we introduced trading in European government bonds and in 2009 introduced trading in bonds denominated in non-core currencies. In 2009, MarketAxess Europe Limited received FSA regulatory approval to trade on a riskless principal basis.

In the Eurobond credit market, defined as including European high-grade, high yield and government bonds, 21 broker-dealers utilize our platform, including 16 of the top 20 broker-dealers as ranked by 2009 European investment grade new-issue underwriting volume. On a typical day, institutional investors on our European corporate bond trading platform have access to 8,000 line items of commingled inventory, representing an aggregate of approximately $27 billion of indicative bids and offers. In a single inquiry, institutional investors can request bids or offers from up to six of the broker-dealers who participate on the European platform. While many of the trades conducted on our platform are made from the posted inventory, institutional investor clients are not restricted to trading only the bonds posted as inventory. To transact in a specific bond that does not appear in inventory, institutional investors can easily search our database and submit an online inquiry to their chosen broker-dealers, who can respond with live, executable prices. While, on average, institutional investor clients receive several bids or offers from broker-dealers in response to trade inquiries, some inquiries may not receive any bids or offers. Our 2009 trading volume in the Eurobond market was $56.8 billion.

Emerging Markets Bonds

Twenty-nine of our U.S. broker-dealer clients use our platform to trade emerging markets bonds. 302 active institutional investor clients (firms that executed at least one trade through our electronic trading platform between January 2009 and December 2009) utilize our electronic trading platform to trade emerging markets bonds. These institutional investor clients are located in both the U.S. and Europe. The emerging markets countries whose bonds were most frequently traded on our platform in 2009 were Brazil, Mexico, Venezuela, Russia and Colombia.

In December 2007, we introduced local markets emerging market debt trading, which allows our institutional investor clients to transact Euroclear-eligible local currency denominated bonds issued by sovereign entities or corporations in countries that include Mexico, Brazil and Argentina.

Crossover and High-Yield Bonds

Forty-six of our U.S. broker-dealer clients use our platform to trade crossover and high-yield bonds. Trading in crossover and high-yield bonds uses many of the same features available in our U.S. high-grade corporate bond offering.

Agency Bonds

Twenty-five of our U.S. broker-dealer clients use our platform to trade agency bonds. Trading in agency bonds uses many of the same features available in our U.S. high-grade corporate bond offering.

Credit Default Swaps

We offer CDS index trading on our platform and also offer the capacity to trade lists of single-name CDS. In addition to the trading features, the index trading platform also offers STP connectivity for dealers and institutional investor clients. In 2009, we conformed our platform to the new standardized credit default swap calculation methodologies.

Information and Analytical Tools

Corporate BondTickerTM

Corporate BondTickerTM provides real-time FINRA TRACE data and enhances it with MarketAxess trade data and analytical tools to provide professional market participants with a comprehensive set of corporate bond price information. The data include trade time and sales information, including execution prices, as well as MarketAxess-estimated spread-to-Treasuries, for trades disseminated by the FINRA TRACE system. The data also include actual execution prices and spread-to-Treasury levels for U.S. high-grade corporate bond trades executed on the MarketAxess platform. Corporate BondTickerTM allows institutional investors to search for and sort bonds based upon specific criteria, such as volume, time/date of transaction, spread change, issuer or security. This search function allows institutional investors to compile information relating to potential securities trades in a fraction of the time that it takes to manually compile this information from disparate sources or other electronic databases, including direct TRACE feeds. Corporate BondTickerTM also offers end-of-day CDS pricing data provided by Credit Market Analysis Ltd. End-of-day screening tools combine the CDS data with market data from cash bonds and equities to provide relative value analysis to our clients. In addition, Corporate BondTickerTM provides independent third-party credit research as well as indicative prices for secondary markets in loans and CDS.

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

We provide Corporate BondTickerTM as an ancillary service to our trading clients and also to other industry participants. We derive revenues from our Corporate BondTickerTM service by charging for seat licenses per user at our broker-dealer and institutional investor clients, through distribution agreements with other information service providers and through bulk data sales to third parties. Seat license fees are waived for clients that transact a sufficient volume of trades through MarketAxess.

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

We also offer a comprehensive set of reports designed to review and monitor credit trading activity for institutional investor clients. It utilizes extensive TRACE information and has a flexible interface to run and save reports in a variety of formats for both compliance and management reporting. For example, the best execution report provides a view of the savings generated by trading on our electronic trading platform and offers a quantitative measure of the value of price discovery from multiple dealers. The report allows clients to monitor performance against their own best execution policy. Our compliance product provides a printed history of each inquiry submitted through the MarketAxess trading platform.

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

Usage of our straight-through processing tools increased significantly during the last several years. The number of investor client STP connections increased to 210 as of December 31, 2009 from 134 as of December 31, 2007. In our U.S. high-grade corporate bond business between 2006 and 2009, the number of trades completed through our straight-through processing capabilities increased from 32,056 to 95,169. The number of online allocations increased from 83,501 to 166,161 between 2006 and 2009.

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

In March 2008, we acquired Greenline, an Illinois-based provider of integration, testing and management solutions for FIX related products and services. The FIX protocol is a messaging standard developed specifically for the real-time electronic exchange of securities transaction information. Greenline’s CertiFIX product enables firms to provide a reliable FIX certification environment for their trading counterparties. The VeriFIX product is a testing suite that allows firms to thoroughly test counterparty FIX interfaces, protocol formats and supported messages. Greenline’s MagniFIX product allows firms to monitor their enterprise-wide FIX installations on a real-time basis. In addition, Greenline provides strategic consulting and custom development for their clients.

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

Competition

The electronic trading industry is highly competitive and we expect competition to intensify in the future. We face five main areas of competition:

•	Telephone — We compete with bond trading business conducted over the telephone between broker-dealers and their institutional investor clients. Institutional investors have historically purchased fixed-income securities by telephoning bond sales professionals at one or more broker-dealers and inquiring about the price and availability of individual bonds. This remains the manner in which the majority of corporate bonds are still traded between institutional investors and broker-dealers.

•	E-mail — We compete with bond trading business conducted via e-mail between broker-dealers and their institutional investor clients. E-mail provides an efficient means of initiating product and price discovery with a large universe of potential trading partners.

•	Other electronic trading platforms — There are numerous other electronic trading platforms currently in existence. These include: Thomson TradeWeb, a multi-dealer to institutional investor trading platform that has historically focused on government bond trading; Bloomberg, which provides electronic trading functionality; and the New York Stock Exchange, which launched a retail corporate bond trading platform in April 2007. In addition, some broker-dealers operate proprietary electronic trading systems that enable institutional investors to trade directly with a broker-dealer over an electronic medium. We believe that we are currently the only platform primarily focused on multi-party disclosed trading of credit products between broker-dealers and institutional investors, though others have or may seek to expand their product offerings to compete in this market. Additionally, as we expand our business into new products, we will likely come into more direct competition with other electronic trading platforms or firms offering traditional services.

•	Market data and information vendors — Several large market data and information providers currently have a data and analytics relationship with virtually every institutional firm. Some of these entities, including Bloomberg, currently offer varying forms of electronic trading of fixed-income securities, mostly on a

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

Competitors, including companies in which some of our broker-dealer clients have invested, have developed electronic trading platforms or have announced their intention to explore the development of electronic trading platforms that compete or will compete with us. Furthermore, our broker-dealer clients have made, and may in the future make investments in or enter into agreements with other businesses that directly or indirectly compete with us.

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

Furthermore, 210 of our institutional investor clients have built interfaces to enable them to communicate electronically between our platform and their order, portfolio management and accounting systems. We believe that this increases the reliance of these institutional investor clients on our services and creates significant competitive barriers to entry.

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

Intellectual Property

We rely upon a combination of copyright, patent, trade secret and trademark laws, written agreements and common law to protect our proprietary technology, processes and other intellectual property. Our software code, elements of our electronic trading platform, Web site and other proprietary materials are protected by copyright laws. We received five patents in 2009 covering our most significant trading protocols and other aspects of our trading system technology, and other patents are pending.

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

Our Canadian subsidiary, MarketAxess Canada Limited, is registered as an Alternative Trading System under the Securities Act of Ontario and is a member of the Investment Industry Regulatory Organization of Canada.

Employees

As of December 31, 2009, we had 212 employees, 178 of whom were based in the U.S. and 34 of whom were based outside of the U.S., principally in the U.K. None of our employees is represented by a labor union. We consider our relationships with our employees to be good and have not experienced any interruptions of operations due to labor disagreements.

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

MarketAxess Holdings Inc.
299 Park Avenue
New York, NY 10171
Attn: Investor Relations

Our Board of Directors has standing Audit, Compensation, Investment, and Nominating and Corporate Governance Committees. Each of these committees has a written charter approved by our Board of Directors. Our Board of Directors has also adopted a set of Corporate Governance Guidelines. Copies of each committee charter, along with the Corporate Governance Guidelines, are also posted on our website.

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

We face risks and difficulties frequently experienced by companies operating in rapidly evolving industries, such as the electronic financial services industry. These risks and difficulties include, but are not limited to, our ability to:

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

Decreases in trading volumes in the fixed-income markets generally or on our platform would harm our business and profitability.

We have experienced significant decreases in overall trading volume in past periods, and may experience decreases in trading volume in the future. Declines in the overall volume of fixed-income securities trading and in market liquidity generally, as well as declines in interest rate volatility, result in lower revenues from commissions for trades executed on our electronic trading platform and fees generated from related activities.

Likewise, decreases in our share of the segments of the fixed-income trading markets in which we operate, or shifts in trading volume to segments of clients which we have not penetrated, could result in lower trading volume on our platform and, consequently, lower commissions and other revenue. During periods of increased volatility in credit markets, the use of electronic trading platforms by market participants may decrease dramatically as institutional investors seek to obtain additional information during the trade process through conversations with broker-dealers. In addition, during rapidly moving markets, broker-dealers are less likely to post prices electronically.

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

We execute certain bond transactions between and among institutional investor and broker-dealer clients on a riskless principal basis by serving as counterparty to both the buyer and the seller in matching back-to-back trades, which are then settled through a third-party clearing organization. MarketAxess Corporation, our U.S. subsidiary, acts as intermediary on a riskless principal basis in these bond transactions by serving as counterparty to the two clients involved. Settlement typically occurs within one to three trading days after the trade date. Cash settlement of the transaction occurs upon receipt or delivery of the underlying instrument that was traded.

We are exposed to credit risk in our role as trading counterparty to our clients executing bond trades on our platform. We are exposed to the risk that third parties that owe us money, securities or other assets will not perform their obligations. These parties may default on their obligations to us due to bankruptcy, lack of liquidity, operational failure or other reasons. Adverse movements in the prices of securities that are the subject of these transactions can increase our risk. Where the unmatched position or failure to deliver is prolonged there may also be regulatory capital charges required to be taken by us. The policies and procedures we use to manage this credit risk are new and untested. There can be no assurance that these policies and procedures will effectively mitigate our exposure to credit risk.

We are dependent on our broker-dealer clients, who are not restricted from buying and selling fixed-income securities, directly or through their own proprietary or third-party platforms, with institutional investors.

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

We have historically earned a substantial portion of our commissions from broker-dealer clients that were our stockholders. For the year ended December 31, 2009, $14.1 million or 14.7% of our commissions, for the year ended December 31, 2008, $12.5 million or 17.0% of our commissions, and for the year ended December 31, 2007, $31.4 million or 39.2% of our commissions, were generated by these stockholder broker-dealer clients. None of our broker-dealer clients is contractually or otherwise obligated to continue to use our electronic trading platform. Reduced involvement of these broker-dealer clients due to the reduction in the level of their equity ownership may cause them to reduce or discontinue their use of our electronic trading platform and other services, which could negatively impact the use of our platform by our institutional investor clients. The loss of, or a significant reduction of, participation on our platform by these broker-dealer clients may have a material adverse effect on our business, financial condition and results of operations.

We could lose significant sources of revenue and trading volume if we lose any of our significant institutional investor clients.

We rely on our institutional investor clients to launch inquiries over our trading platform. A limited number of such clients can account for a significant portion of our trading volume. The contractual obligations of our institutional investor clients to us are minimal, non-exclusive and terminable by such clients. Our institutional investor clients buy and sell fixed-income securities through traditional methods, including by telephone and e-mail messaging, and through other electronic trading platforms.

There can be no assurance that we will be able to retain our major institutional investor clients or that such clients will continue to use our trading platform. The loss of any major institutional investor client or any reduction in the use of our electronic trading platform by such clients could have a material adverse effect on our business, financial condition and results of operations.

If we experience significant fluctuations in our operating results or fail to meet revenues and earnings expectations, our stock price may fall rapidly and without advance notice.

Due to the unpredictability of our industry and our evolving business model, we have and may continue to experience significant fluctuations in our operating results. We base our current and future expense levels and our investment plans on estimates of future revenues and future rate of growth. Our expenses and investments are, to a large extent, fixed and we expect that these expenses will increase in the future. We may not be able to adjust our spending quickly enough if our revenues fall short of our expectations.

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

Rapid market or technological changes may render our technology obsolete or decrease the attractiveness of our products and services to our broker-dealer and institutional investor clients.

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

Our electronic trading platform involves the storage and transmission of our clients’ proprietary information. The secure storage and transmission of confidential information over public networks is a critical element of our operations. Security breaches could expose us to a risk of loss of this information, litigation and possible liability. If our security measures are breached as a result of third-party action, employee error, malfeasance or otherwise, and, as a result, someone obtains unauthorized access to trading or other confidential information, our reputation could be damaged, our business may suffer and we could incur significant liability. Because techniques used to obtain unauthorized access or to sabotage computer systems change frequently and generally are not recognized until launched against a target, we may be unable to anticipate these techniques or to implement adequate preventive measures. If an actual, threatened or perceived breach of our security occurs, the market perception of the effectiveness of our security measures could be harmed and could cause our broker-dealer and institutional investor clients to reduce or stop their use of our electronic trading platform. We may be required to expend significant resources to protect against the threat of security breaches or to alleviate problems, including reputational harm and litigation, caused by any breaches. Although we intend to continue to implement industry-standard security measures, we cannot assure you that those measures will be sufficient.

We may not be able to protect our intellectual property rights or technology effectively, which would allow competitors to duplicate or replicate our electronic trading platform. This could adversely affect our ability to compete.

Intellectual property is critical to our success and ability to compete, and if we fail to protect our intellectual property rights adequately, our competitors might gain access to our technology. We rely primarily on a combination of patent, copyright, trademark and trade secret laws in the United States and other jurisdictions, as well as license agreements, third-party non-disclosure and other agreements and other contractual provisions and technical measures to protect our intellectual property rights. We attempt to negotiate beneficial intellectual property ownership provisions in our contracts and also require employees, consultants, advisors and collaborators to enter into confidentiality agreements in order to protect the confidentiality of our proprietary information. We have received five patents and have filed patent applications covering aspects of our technology and/or business, but can make no assurances that any such patents will protect our business and processes from competition or that the patents applied for will be issued. Additionally, laws and our contractual terms may not be sufficient to protect our technology from use or theft by third parties. For instance, a third party might reverse engineer or otherwise obtain and use our technology without our permission and without our knowledge, thereby infringing our rights and allowing competitors to duplicate or replicate our products. Furthermore, we cannot assure you that these protections will be adequate to prevent our competitors from independently developing technologies that are substantially equivalent or superior to our technology.

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

As of December 31, 2009, we had U.S. net operating loss carryforwards of approximately $82.4 million that will begin to expire in 2019. A net operating loss carryforward enables a company to apply net operating losses incurred during a current period against future periods’ profits in order to reduce tax liability in those future periods.

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

The market for qualified personnel is increasingly competitive as the financial industry continues to recover and as electronic commerce continues to experience growth. Many of the companies with which we compete for experienced personnel have greater resources than we have and are longer established in the marketplace. In addition, in making employment decisions, particularly in the Internet, high-technology and financial services industries, job candidates often consider the total compensation package offered, including the value of the stock-based compensation they are to receive in connection with their employment. Significant volatility in the price of our common stock may adversely affect our ability to attract or retain key employees. The expensing of stock-based compensation may discourage us from granting the size or type of stock-based compensation that job candidates may require to join our company.

We cannot assure you that we will be successful in our efforts to recruit and retain the required personnel. The failure to attract new personnel or to retain and motivate our current personnel may have a material adverse effect on our business, financial condition and results of operations.

Termination of employees may result in additional costs

We are currently involved in an arbitration case filed by a former employee. We believe that the claims are without merit and we intend to vigorously defend against them. However, an adverse settlement or judgment related to these or similar types of claims may have an adverse effect on our financial condition or results of operations. Regardless of the outcome of this case, we may incur significant expense and management time dealing with these and other such claims. In addition, we have paid severance amounts in connection with the involuntary termination of employees in the past and may offer severance packages in connection with future involuntary terminations, if any.

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

In addition, as a result of the global financial crisis and other recent events in the financial industry, there is a greater likelihood of legislative and regulatory action to increase government oversight of the financial services industry. Changes in laws or regulations or in governmental policies, including the rules relating to the maintenance of specific levels of net capital applicable to our broker-dealer subsidiaries, could have a material adverse effect on our business, financial condition and results of operations. Our industry has been and is subject to continuous regulatory changes and may become subject to new regulations or changes in the interpretation or enforcement of existing regulations, which could require us to incur significant compliance costs or cause the development of affected markets to become impractical. In addition, as we expand our business into new markets, it is likely that we will be subject to additional laws, rules and regulations. We cannot predict the extent to which any future regulatory changes may adversely affect our business and operations.

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

As an enterprise founded and historically controlled by broker-dealer that compete with each other, we may be subject to ongoing regulatory scrutiny of our business to a degree that is not likely to be experienced by some of our competitors. At any time, the outcome of investigations and other regulatory scrutiny could lead to compulsory changes to our business model, conduct or practices, or our relationships with our broker-dealer clients, or additional governmental scrutiny or private lawsuits against us, any of which could materially harm our revenues, impair our ability to provide access to the broadest range of fixed-income securities and impact our ability to grow and compete effectively, particularly as we implement new initiatives designed to enhance our competitive position.

The activities and consequences described above may result in significant distractions to our management and could have a material adverse effect on our business, financial condition and results of operations.

We expect to continue to expand our operations outside of the United States; however, we may face special economic and regulatory challenges that we may not be able to meet.

We operate an electronic trading platform in Europe and we plan to further expand our operations throughout Europe and other regions. There are certain risks inherent in doing business in international markets, particularly in the financial services industry, which is heavily regulated in many jurisdictions. These risks include:

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

Risks Related to Our Industry

If the use of electronic trading platforms does not increase, we may not be able to achieve our business objectives.

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

The global financial services business is, by its nature, risky and volatile and is directly affected by many national and international factors that are beyond our control. Any one of these factors may cause a substantial decline in the U.S. and/or global financial services markets, resulting in reduced trading volume. These events could have a material adverse effect on our business, financial condition and results of operations. These factors include:

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

We may not pay dividends on our common stock in the future.

We initiated a dividend on our common stock in 2009. However, there is no assurance that we will continue to pay any dividends to holders of our common stock in the future. If we were to cease paying dividends, investors would need to rely on the sale of their common stock after price appreciation, which may never occur, as the only way to realize any future gains on their investment.

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

Provisions in our stockholders rights plan, organizational documents and Delaware law might discourage, delay or prevent a change of control of our company or changes in our management, and therefore, depress the trading price of our common stock.

Our Board of Directors adopted and our stockholders subsequently ratified a stockholders rights plan, commonly referred to as a “poison pill.” This plan entitles existing stockholders to rights, including the right to purchase shares of common stock, in the event of an acquisition of 20% or more of our outstanding common stock. Our stockholders rights plan could prevent stockholders from profiting from an increase in the market value of their shares as a result of a change of control of us by delaying or preventing a change of control.

In addition, provisions of our certificate of incorporation and bylaws may make it substantially more difficult for a third party to acquire control of us and may prevent changes in our management, including provisions that:

•	prevent stockholders from calling special meetings;

•	allow the directors to amend the bylaws without stockholder approval; and

•	set forth advance notice procedures for nominating directors and submitting proposals for consideration at stockholders’ meetings.

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

Beginning February 2010, our corporate headquarters and principal U.S. offices are located at 299 Park Avenue, New York, New York, where we lease 27,900 square feet under sequential leases expiring in February 2022. We also collectively lease approximately 18,300 square feet for our other office locations in the U.S. and the United Kingdom under various leases expiring between May 2010 and March 2019. In addition, we lease another 17,000 square feet at 350 Madison Avenue, New York, New York, which we currently sublet; the lease and sublease expire in April 2011.

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

The FINRA hearing, originally scheduled for early February 2009, was further postponed in September 2009 and February 2010. New hearing dates have not yet been established. We believe that these claims are wholly without merit and have vigorously defended against them. Based on currently available information, we believe that the likelihood of a material loss is not probable. Accordingly, no amount has been provided in the financial statements. However, arbitration is subject to inherent uncertainties and unfavorable rulings could occur.

Item 4.	Submission of Matters to a Vote of Security Holders.

None.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Price Range

Our common stock trades on the NASDAQ Global Select Market under the symbol “MKTX”. The range of closing price information for our common stock, as reported by NASDAQ, was as follows:

2009:	High	Low

January 1, 2009 to March 31, 2009	$9.02	$6.13
April 1, 2009 to June 30, 2009	$11.07	$7.74
July 1, 2009 to September 30, 2009	$12.10	$8.93
October 1, 2009 to December 31, 2009	$13.90	$11.47

2008:	High	Low

January 1, 2008 to March 31, 2008	$12.28	$8.83
April 1, 2008 to June 30, 2008	$10.35	$7.47
July 1, 2008 to September 30, 2008	$10.78	$6.19
October 1, 2008 to December 31, 2008	$8.16	$4.31

On February 24, 2010, the last reported closing price of our common stock on the NASDAQ Global Select Market was $15.39.

Holders

There were 72 holders of record of our common stock as of February 24, 2010.

Dividend Policy

Prior to 2009, we retained all earnings for investment in our business. In October 2009, our Board of Directors approved a regular quarterly dividend. The first quarterly cash dividend of $0.07 per share was paid to our stockholders in November 2009 and a quarterly cash dividend of $0.07 per share will be paid on March 3, 2010 to stockholders of record as of the close of business on February 17, 2010. We expect to continue paying regular cash dividends, although there is no assurance as to such dividends. Any future declaration and payment of dividends will be at the sole discretion of our Board of Directors. Our Board of Directors may take into account such matters as general business conditions, our financial results, capital requirements, contractual, legal, and regulatory restrictions on the payment of dividends by us to our stockholders or by our subsidiaries to us and any such other factors as our Board of Directors may deem relevant.

Recent Sales of Unregistered Securities

None.

Securities Authorized for Issuance Under Equity Compensation Plans

Please see the section entitled “Equity Compensation Plan Information” in Item 12.

Issuer Purchases of Equity Securities

During the quarter ended December 31, 2009, we repurchased the following shares of common stock:

			Total Number of	Dollar Value of
			Shares Purchased	Shares That May
	Total Number of	Average Price	as Part of Publicly	Yet Be Purchased
Period	Shares Purchased	Paid per Share	Announced Plans	Under the Plans
(In thousands)

October 1, 2009 — October 31, 2009	12,444	$11.50	—	$—
November 1, 2009 — November 30, 2009	—	—	—	—
December 1 , 2009 — December 31, 2009	—	—	—	—

	12,444	$11.50	—

During the three months ended December 31, 2009, a total of 12,444 shares were surrendered by employees to us to satisfy employee withholding tax obligations upon the vesting of restricted shares.

STOCK PERFORMANCE GRAPH

The following graph shows a comparison from December 31, 2004 through December 31, 2009 of the cumulative total return for (i) our common stock, (ii) the NASDAQ Composite Index and (iii) the Dow Jones US Financial Services Index.

The figures in this graph assume an initial investment of $100 in our common stock and in each index on December 31, 2004, and that all quarterly dividends were reinvested. The returns illustrated below are based on historical results during the period indicated and should not be considered indicative of future stockholder returns.

Item 6.	Selected Financial Data.

The selected statements of operations data for each of the years ended December 31, 2009, 2008 and 2007 and the selected balance sheet data as of December 31, 2009 and 2008 have been derived from our audited financial statements included elsewhere in this Form 10-K. The selected statements of operations data for the years ended December 31, 2006 and 2005, and the balance sheet data as of December 31, 2007, 2006 and 2005 have been derived from our audited financial statements not included in this Form 10-K.

	Year Ended December 31,
	2009	2008	2007	2006	2005
	(In thousands, except share and per share amounts)

Statements of Operations Data:
Revenues
Commissions
U.S. high-grade(1)	$62,557	$46,547	$52,541	$47,752	$45,615
Eurobond	20,339	18,146	18,828	15,368	14,078
Other(2)	13,236	8,835	8,845	8,310	7,225

Total commissions	96,132	73,528	80,214	71,430	66,918
Technology products and services(3)	9,778	8,555	742	—	—
Information and user access fees	6,252	6,025	5,877	5,477	4,435
Interest income	1,222	3,478	5,242	4,595	3,160
Other(4)	1,055	1,499	1,568	1,814	4,047

Total revenues	114,439	93,085	93,643	83,316	78,560

Expenses
Employee compensation and benefits(5)	50,274	43,810	43,051	42,078	35,445
Depreciation and amortization	6,790	7,879	7,170	6,728	5,649
Technology and communications	8,436	8,311	7,463	7,704	7,401
Professional and consulting fees	6,869	8,171	7,639	8,072	9,355
Occupancy	3,129	2,891	3,275	3,033	2,365
Marketing and advertising	2,882	3,032	1,905	1,769	2,581
General and administrative	6,010	6,157	5,889	5,328	4,203

Total expenses	84,390	80,251	76,392	74,712	66,999

Income before income taxes	30,049	12,834	17,251	8,604	11,561
Provision for income taxes	13,947	4,935	6,931	3,183	3,419

Net income	$16,102	$7,899	$10,320	$5,421	$8,142

Net income per common share:
Basic	$0.44	$0.23	$0.32	$0.18	$0.29
Diluted	$0.42	$0.22	$0.30	$0.15	$0.23
Weighted average number of shares of common stock outstanding:
Basic	33,263,828	32,830,923	32,293,036	30,563,437	28,156,505
Diluted	38,081,980	35,737,379	34,453,195	35,077,348	35,512,346
Cash dividends per share	$0.07	$—	$—	$—	$—

	As of December 31,
	2009	2008	2007	2006	2005
	(In thousands)

Balance Sheet Data:
Cash and cash equivalents and securities available-for-sale	$174,338	$142,550	$124,290	$131,015	$118,145
Working capital(6)	170,060	137,390	120,656	135,268	120,016
Total assets	277,286	246,428	198,366	204,278	190,462

(1)	Commissions include commissions from monthly distribution fees and transactions between institutional investor clients and broker-dealer clients as well as transactions between broker-dealer clients.

(2)	Other commissions consist primarily of commissions from the trading of emerging markets, crossover and high-yield, new issue, agency and treasury bonds as well as credit default swap indices.

(3)	Technology product and services includes software licenses, maintenance and support services and professional consulting services. Revenues are principally derived from the acquisitions of Greenline in March 2008 and TWS in November 2007.

(4)	Other revenues consist primarily of telecommunications line charges to broker-dealer clients, initial set-up fees and other miscellaneous revenues.

(5)	We adopted a new accounting standard requiring the recognition of compensation expense for all share-based awards using the modified prospective transition method effective January 1, 2006. In accordance with the modified prospective transition method, our Consolidated Financial Statements for prior periods have not been restated to reflect, and do not include, the impact of the new standard. Incremental stock-based compensation expense related to employee stock options recognized under this standard for the years ended December 31, 2009, 2008, 2007 and 2006 was $2.9 million, $3.8 million, $3.0 million and $3.2 million, respectively.

(6)	Working capital is defined as current assets minus current liabilities. Current assets consist of cash and cash equivalents, securities available-for-sale, accounts receivable and prepaid expenses. Current liabilities consist of accrued employee compensation, deferred revenue, and accounts payable, accrued expenses and other liabilities.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Executive Summary

MarketAxess operates a leading electronic trading platform that allows investment industry professionals to efficiently trade corporate bonds and other types of fixed-income instruments. Our 730 active institutional investor clients (firms that executed at least one trade in U.S. or European fixed-income securities through our electronic trading platform during 2009) include investment advisers, mutual funds, insurance companies, public and private pension funds, bank portfolios, broker-dealers and hedge funds. Our 67 broker-dealer market-maker clients provide liquidity on the platform and include most of the leading broker-dealers in global fixed-income trading. Our DealerAxess® trading service allows dealers to trade fixed-income securities and credit default swaps with each other on our platform. Through our Corporate BondTickertm service, we provide fixed-income market data, analytics and compliance tools that help our clients make trading decisions. In addition, we provide FIX (Financial Information eXchange) message management tools, connectivity solutions and ancillary technology services that facilitate the electronic communication of order information between trading counterparties. Our revenues are primarily generated from the trading of U.S. and European high-grade corporate bonds.

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

As a public company listed on the NASDAQ Global Select Market, we are subject to the reporting requirements of the Securities Exchange Act of 1934, the Sarbanes-Oxley Act of 2002 and NASDAQ rules. The requirements of these rules and regulations impose legal and financial compliance costs, make some activities more difficult, time-consuming and/or costly and may also place a strain on our systems and resources. In order to maintain and improve the effectiveness of our disclosure controls and procedures and internal control over financial reporting, significant resources and management oversight are required.

Rapid Technological Changes

We must continue to enhance and improve our electronic trading platform. The electronic financial services industry is characterized by increasingly complex systems and infrastructures and new business models. Our future success will depend on our ability to enhance our existing products and services, develop and/or license new products and technologies that address the increasingly sophisticated and varied needs of our broker-dealer and institutional investor clients and prospective clients and respond to technological advances and emerging industry standards and practices on a cost-effective and timely basis. We received five patents in 2009 covering our most significant trading protocols and other aspects of our trading system technology, and other patents are pending.

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

The U.S. and European credit markets have been through a period of significant turmoil since the third quarter of 2007, especially in short-term funding and floating rate note instruments. A widespread retrenchment in the credit markets resulted in increased credit spreads and significantly higher credit spread volatility across a wide range of asset classes. Credit yield spreads in U.S. corporate bonds, as measured by the Credit Suisse Liquid U.S. Corporate Index, increased from 1.0% over U.S. Treasuries in June 2007 to a peak of 5.4% in December 2008. The credit markets demonstrated significant improvement throughout 2009, with net inflows to taxable bond funds and corporate and international bond exchange-traded funds, and an increase in the volume of new issues of high-grade corporate bonds compared to the second half of 2008. Credit yield spreads in U.S. corporate bonds declined to 1.2% over U.S. Treasuries as of December 31, 2009. The average daily trading volume of U.S. high-grade corporate bonds for the quarter ended December 31, 2009, as measured by the FINRA Trade Reporting and Compliance Engine (“TRACE”), was $11.0 billion, compared to $8.0 billion in the quarter ended December 31, 2008.

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

Eurobond Commissions.  On June 1, 2007, we introduced a new fee plan for Eurobond trades for the majority of our European dealers. Similar to the U.S. high-grade plans, our European fee plan incorporates monthly distribution fees as well as variable transaction fees. The variable transaction fee under the new plan is dependent on the type of bond traded and the maturity of the issue. The combination of the distribution fees and transaction fees in the new plan results in higher total revenue to us at current or lower volume levels. If volume grows, total revenues could be less under the new plan than the previous plan due to the lower transaction fees. Under the fee plan in effect prior to June 1, 2007, broker-dealer transaction fees varied based on the type of bond traded and the maturity of the issue. This fee schedule applied a tiered fee structure, which reduced the fee per trade upon the attainment of certain specified amounts of monthly commissions generated by a particular broker-dealer and did not carry a monthly distribution fee.

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

Information and User Access Fees.  We charge information services fees for Corporate BondTickertm to our broker-dealer clients, institutional investor clients and data-only subscribers. The information services fee is a flat monthly fee, based on the level of service. We also generate information services fees from the sale of bulk data to certain institutional investor clients and data-only subscribers. Institutional investor clients trading U.S. high-grade corporate bonds are charged a monthly user access fee for the use of our platform. The fee, billed quarterly, is charged to the client based on the number of the client’s users. To encourage institutional investor clients to execute trades on our platform, we reduce these information and user access fees for such clients once minimum quarterly trading volumes are attained.

Investment Income.  Investment income consists of income earned on our investments.

Other.  Other revenues include fees from telecommunications line charges to broker-dealer clients, initial set-up fees and other miscellaneous revenues.

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

Expenses may grow in the future, primarily due to investment in new products, notably in employee compensation and benefits, professional and consulting fees, and general and administrative expense. However, as demonstrated by our 2009 operating results, we believe that operating leverage can be achieved by increasing volumes in existing products and adding new products without substantial additions to our infrastructure.

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

Commission revenue.  Commissions are generally calculated as a percentage of the notional dollar volume of bonds traded on the platform and vary based on the type and maturity of the bond traded. Under our transaction fee plans, bonds that are more actively traded or that have shorter maturities are generally charged lower commissions, while bonds that are less actively traded or that have longer maturities generally command higher commissions. For trades that we execute between and among institutional investor and broker-dealer clients on a riskless principal basis by serving as counterparty to both the buyer and the seller, we earn the commission through the difference in price between the two back-to-back trades.

Technology products and services.  We generate revenues from technology software licenses, maintenance and support services (referred to as post-contract technical support or “PCS”) and professional consulting services. Revenue is generally recognized when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable and collection is considered probable. We generally sell software licenses and services together as part of multiple-element arrangements. We also enter into contracts for technology integration consulting services unrelated to any software product. When we enter into a multiple-element arrangement, the residual method is used to allocate the total fee among the elements of the arrangement. Under the residual method, license revenue is recognized upon delivery when vendor-specific objective evidence of fair value exists for all of the undelivered elements in the arrangement, but does not exist for one or more of the delivered elements in the arrangement. Each license arrangement requires that we analyze the individual elements in the transaction and estimate the fair value of each undelivered element, which typically includes PCS and professional services. License revenue consists of license fees charged for the use of our products under perpetual and, to a lesser extent, term license arrangements. License revenue from a perpetual arrangement is generally recognized upon delivery while license revenue from a term arrangement is recognized ratably over the duration of the arrangement on a straight-line basis. If the professional services are essential to the functionality of the software product, the license revenue is recognized upon customer acceptance or satisfaction of the service obligation.

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

Stock-Based Compensation

We measure and recognize compensation expense for all share-based payment awards based on their estimated fair values measured as of the grant date. These costs are recognized as an expense in the Consolidated Statements of Operations over the requisite service period, which is typically the vesting period, with an offsetting increase to additional paid-in capital.

Income Taxes

Income taxes are accounted for using the asset and liability method. Deferred income taxes reflect the net tax effects of temporary differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when such differences are expected to reverse. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is recognized against deferred tax assets if it is more likely than not that such assets will not be realized in future years. We recognize interest and penalties related to unrecognized tax benefits in general and administrative expenses in the Consolidated Statements of Operations.

Business Combinations, Goodwill and Intangibles Assets

Business combinations were completed prior to December 31, 2008 and were accounted for under the purchase method. The total cost of an acquisition is allocated to the underlying net assets based on their respective estimated fair values. The excess of the purchase price over the estimated fair values of the net assets acquired is recorded as goodwill. Determining the fair value of certain assets acquired and liabilities assumed is judgmental in nature and often involves the use of significant estimates and assumptions, including assumptions with respect to future cash flows, discount rates, growth rates and asset lives.

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

Results of Operations

Year Ended December 31, 2009 Compared to Year Ended December 31, 2008

Overview

Total revenues increased by $21.4 million or 22.9% to $114.4 million for the year ended December 31, 2009 from $93.1 million for the year ended December 31, 2008. This increase in total revenues was primarily due to an increase in commissions of $22.6 million and in technology products and services revenues of $1.2 million, offset by a decrease in investment income of $2.3 million and other income of $0.4 million. Technology products and services revenues reflect the impact of the Greenline acquisition in March 2008. A 15.0% decrease in the average exchange rate of the Pound Sterling compared to the U.S. dollar from the year ended December 31, 2008 to the year ended December 31, 2009 had the effect of reducing European revenues by $3.7 million.

Total expenses increased by $4.1 million or 5.2% to $84.4 million for the year ended December 31, 2009 from $80.3 million for the year ended December 31, 2008. An increase in employee compensation and benefits of $6.5 million was offset by declines in professional and consulting fees of $1.3 million and depreciation and amortization of $1.1 million. The change in the foreign currency rates had the effect of reducing European expenses by $2.2 million. The 2008 results include Greenline expenses from the date of the acquisition.

Income before taxes increased by $17.2 million or 134.1% to $30.0 million for the year ended December 31, 2009 from $12.8 million for the year ended December 31, 2008. Net income increased by $8.2 million or 103.8% to $16.1 million for the year ended December 31, 2009, from $7.9 million for the year ended December 31, 2008.

Revenues

Our revenues for the years ended December 31, 2009 and 2008, and the resulting dollar and percentage changes, were as follows:

	Year Ended December 31,
	2009		2008
	$	% of Revenues	$	% of Revenues	$ Change	% Change
			($ in thousands)

Commissions	$96,132	84.0%	$73,528	79.0%	$22,604	30.7%
Technology products and services	9,778	8.5	8,555	9.2	1,223	14.3
Information and user access fees	6,252	5.5	6,025	6.5	227	3.8
Investment income	1,222	1.1	3,478	3.7	(2,256)	(64.9)
Other	1,055	0.9	1,499	1.6	(444)	(29.6)

Total revenues	$114,439	100.0%	$93,085	100.0%	$21,354	22.9%

Commissions.  Our commission revenues for years ended December 31, 2009 and 2008, and the resulting dollar and percentage changes, were as follows:

	Year Ended December 31,
			$	%
	2009	2008	Change	Change
	($ in thousands)

Distribution fees
U.S. high-grade	$30,831	$30,287	$544	1.8%
Eurobond	12,526	14,143	(1,617)	(11.4)

Total distribution fees	43,357	44,430	(1,073)	(2.4)
Variable transaction fees
U.S. high-grade	31,726	16,260	15,466	95.1
Eurobond	7,813	4,003	3,810	95.2
Other	13,236	8,835	4,401	49.8

Total transaction fees	52,775	29,098	23,677	81.4

Total commissions	$96,132	$73,528	$22,604	30.7%

The change in the average exchange rate of the Pound Sterling compared to the U.S. dollar from the year ended December 31, 2008 to the year ended December 31, 2009 had the effect of reducing Eurobond commission revenues by $3.6 million.

The following table shows the extent to which the increase in commissions for the year ended December 31, 2009 was attributable to changes in transaction volumes, variable transaction fees per million and monthly distribution fees:

	Change From Year Ended
	December 31, 2008
	U.S.
	High-Grade	Eurobond	Other	Total
	(In thousands)

Volume increase	$5,134	$2,348	$1,468	$8,950
Variable transaction fee per million increase	10,332	1,462	2,933	14,727
Monthly distribution fees increase (decrease)	544	(1,617)	—	(1,073)

Total commissions increase	$16,010	$2,193	$4,401	$22,604

Our trading volume for each of the years presented was as follows:

	Year Ended December 31,
			$	%
	2009	2008	Change	Change

Trading Volume Data (in millions)
U.S. high-grade	$177,148	$134,636	$42,512	31.6%
Eurobond	56,778	35,788	20,990	58.7
Other	65,360	56,047	9,313	16.6

Total	$299,286	$226,471	$72,815	32.2%

Number of U.S. Trading Days	250	251
Number of U.K. Trading Days	253	254

For volume reporting purposes, transactions in foreign currencies are converted to U.S. dollars at average monthly rates. Prior to September 1, 2008, no fees were charged on U.S. high-grade single-dealer inquiries. Such single-dealer inquiry trading volume amounted to $6.3 billion for the year ended December 31, 2008. Effective September 1, 2008, single-dealer inquiry trades are charged commissions in accordance with the U.S. high-grade corporate bond fee plan. CDS trading volume data are included in Other. Trading volume data related to DealerAxess® bond trading between broker-dealer clients are included in either U.S. high-grade or Other trading volumes, as appropriate.

The increase in U.S. high-grade volume was due primarily to an increase in overall market volume as measured by FINRA TRACE, offset by a decline in the Company’s estimated market share of total U.S. high-grade corporate bond volume as reported by FINRA TRACE from 6.6% for the year ended December 31, 2008 to 6.2% for the year ended December 31, 2009. Estimated FINRA TRACE U.S. high-grade volume increased by 41.3% from $2,028 billion for the year ended December 31, 2008 to $2,865 billion for the year ended December 31, 2009. Eurobond volumes increased by 58.7% for the year ended December 31, 2009 compared to the year ended December 31, 2008, primarily due to the improvement in market conditions. Other volume increased by 16.6% for the year ended December 31, 2009 compared to the year ended December 31, 2008, primarily due to higher high-yield and agencies volume, offset by lower credit default swap volume.

Our average variable transaction fee per million for the years ended December 31, 2009 and 2008 was as follows:

	Year Ended December 31,
	2009	2008

Average Variable Transaction Fee Per Million
U.S. high-grade	$179	$121
Eurobond	138	112
Other	203	158
Total	176	128

The U.S. high-grade average variable transaction fee per million increased from $121 per million for the year ended December 31, 2008 to $179 per million for the year ended December 31, 2009, primarily due to the introduction of our execution services desk, the introduction of new dealers on the platform that pay higher variable fees per million and the longer maturity of trades executed on the platform, for which we charge higher commissions. Eurobond average variable transaction fee per million increased from $112 per million for the year ended December 31, 2008 to $138 per million for the year ended December 31, 2009, primarily due to a larger percentage of Eurobond volume in products that carry higher fees per million, principally high-yield bonds. Other average variable transaction fee per million increased from $158 per million for the year ended December 31, 2008 to $203 per million for the year ended December 31, 2009, primarily due to a higher percentage of volume in products that carry higher fees per million, principally high-yield bonds.

Technology Products and Services.  Technology products and services revenues increased by $1.2 million or 14.3% to $9.8 million for the year ended December 31, 2009 from $8.6 million for the year ended December 31, 2008. The increase was primarily a result of technology integration consulting services.

Information and User Access Fees.  Information and user access fees increased by $0.2 million or 3.8% to $6.3 million for the year ended December 31, 2009 from $6.0 million for the year ended December 31, 2008.

Investment Income.  Investment income decreased by $2.3 million or 64.9% to $1.2 million for the year ended December 31, 2009 from $3.5 million for the year ended December 31, 2008. This decrease was primarily due to lower interest rates.

Other.  Other revenues decreased by $0.4 million or 29.6% to $1.1 million for the year ended December 31, 2009 from $1.5 million for the year ended December 31, 2008. The 2008 other revenues included an insurance settlement and other income aggregating $0.4 million.

Expenses

Our expenses for the years ended December 31, 2009 and 2008, and the resulting dollar and percentage changes, were as follows:

	Year Ended December 31,
	2009		2008
		% of		% of	$	%
	$	Revenues	$	Revenues	Change	Change
	($ in thousands)

Expenses
Employee compensation and benefits	$50,274	43.9%	$43,810	47.1%	$6,464	14.8%
Depreciation and amortization	6,790	5.9	7,879	8.5	(1,089)	(13.8)
Technology and communications	8,436	7.4	8,311	8.9	125	1.5
Professional and consulting fees	6,869	6.0	8,171	8.8	(1,302)	(15.9)
Occupancy	3,129	2.7	2,891	3.1	238	8.2
Marketing and advertising	2,882	2.5	3,032	3.3	(150)	(4.9)
General and administrative	6,010	5.3	6,157	6.6	(147)	(2.4)

Total expenses	$84,390	73.7%	$80,251	86.2%	$4,139	5.2%

Employee Compensation and Benefits.  Employee compensation and benefits increased by $6.5 million or 14.8% to $50.3 million for the year ended December 31, 2009 from $43.8 million for the year ended December 31, 2008. This increase was primarily attributable to higher incentive compensation of $4.9 million and stock-based compensation expense of $1.3 million. The total number of employees increased to 212 as of December 31, 2009 from 185 as of December 31, 2008. As a percentage of total revenues, employee compensation and benefits expense decreased to 43.9% for the year ended December 31, 2009 from 47.1% for the year ended December 31, 2008.

Depreciation and Amortization.  Depreciation and amortization expense decreased by $1.1 million or 13.8% to $6.8 million for the year ended December 31, 2009 from $7.9 million for the year ended December 31, 2008. The decrease was primarily due to declines in amortization of intangible assets of $0.5 million and software development costs of $0.5 million. The intangible amortization expense reduction was primarily due to a $0.7 million TWS impairment charge recorded in 2008 to reflect negative current period operating results and reduced revenue expectations for connectivity solutions principally delivered to broker-dealers. For the years ended December 31, 2009 and 2008, we capitalized $1.9 million and $2.4 million, respectively, of software development costs, and $4.9 million and $1.7 million, respectively, of equipment and leasehold improvements. The 2009 equipment and leasehold improvement expenditures included $2.2 million associated with the move of our corporate offices to new premises in New York City in the first quarter of 2010.

Technology and Communications.  Technology and communications expense increased by $0.1 million or 1.5% to $8.4 million for the year ended December 31, 2009 from $8.3 million for the year ended December 31, 2008.

Professional and Consulting Fees.  Professional and consulting fees decreased by $1.3 million or 15.9% to $6.9 million for the year ended December 31, 2009 from $8.2 million for the year ended December 31, 2008. The decrease was principally due to lower legal fees of $0.7 million and information technology consultant costs of $0.3 million.

Occupancy.  Occupancy costs increased by $0.2 million or 8.2% to $3.1 million for the year ended December 31, 2009 from $2.9 million for the year ended December 31, 2008. The increase was principally due to additional rental costs associated with new premises leased in New York City in the fourth quarter of 2009.

Marketing and Advertising.  Marketing and advertising expense decreased by $0.2 million or 4.9% to $2.9 million for the year ended December 31, 2009 from $3.0 million for the year ended December 31, 2008. Higher travel and entertainment expenses of $0.2 million were more than offset by lower advertising and promotional costs.

General and Administrative.  General and administrative expense decreased by $0.1 million or 2.4% to $6.0 million for the year ended December 31, 2009 from $6.2 million for the year ended December 31, 2008. Higher trade settlement costs of $0.4 million were more than offset by lower charges for doubtful accounts of $0.6 million.

Provision for Income Tax

We recorded an income tax provision of $13.9 million and $4.9 million for the years ended December 31, 2009 and 2008, respectively. The increase in the tax provision was primarily attributable to the $17.2 million increase in pre-tax income. With the exception of the payment of certain foreign and state and local taxes, the provision for income taxes was a non-cash expense since we had available net operating loss carryforwards and tax credits to offset the cash payment of taxes.

Our consolidated effective tax rate for the year ended December 31, 2009 was 46.4% compared to 38.5% for the year ended December 31, 2008. During 2009, we reduced the tax rates used for recording the deferred tax assets to reflect the tax rates anticipated to be in effect when the temporary differences are expected to reverse, resulting in a decrease in the deferred tax asset and an increase in tax expense of $1.6 million. The 2009 tax rate change reflects a refinement in our state and local tax apportionment methodology. The 2008 effective tax rate reflects a higher portion of earnings generated in lower tax rate jurisdictions. Our consolidated effective tax rate can vary from period to period depending on, among other factors, the geographic and business mix of our earnings and changes in tax legislation and tax rates. Due to our net deferred tax asset balance, a decrease in tax rates results in a reduction in our deferred tax balance and an increase in tax expense.

As of December 31, 2009, we had net operating loss carryforwards of $82.9 million and tax credit carryforwards of $3.3 million for income tax purposes. The deferred tax asset of $24.0 million at December 31, 2009 includes a valuation allowance of $0.7 million arising from certain tax credit and foreign and state tax loss carryforwards. This valuation allowance was deemed appropriate due to available evidence indicating that some of the deferred tax assets might not be realized in future years.

Year Ended December 31, 2008 Compared to Year Ended December 31, 2007

Overview

Total revenues decreased by $0.6 million or 0.6% to $93.1 million for the year ended December 31, 2008 from $93.6 million for the year ended December 31, 2007. This decrease in total revenues was primarily due to declines in commissions of $6.7 million and investment income of $1.8 million, offset by an increase in technology products and services revenues of $7.8 million. Technology products and services revenues reflect the impact of the Greenline and TWS acquisitions. A 7.5% decrease in the average exchange rate of the Pound Sterling compared to the U.S. dollar from the year ended December 31, 2007 to the year ended December 31 2008 had the effect of reducing European revenues by $1.6 million.

Total expenses increased by $3.9 million or 5.1% to $80.3 million for the year ended December 31, 2008 from $76.4 million for the year ended December 31, 2007. The Greenline acquisition increased expenses by $7.2 million, including $3.5 million of employee compensation and benefits. The $3.9 million increase in total expenses was primarily due to higher employee compensation and benefits of $0.8 million, depreciation and amortization of $0.7 million, technology and communications of $0.8 million and marketing and advertising of $0.9 million. The change in the foreign currency rates had the effect of reducing European expenses by $1.0 million.

Income before taxes decreased by $4.4 million or 25.6% to $12.8 million for the year ended December 31, 2008, from $17.3 million for the year ended December 31, 2007. Net income decreased by $2.4 million or 23.5% to $7.9 million for the year ended December 31, 2008, from $10.3 million for the year ended December 31, 2007.

Revenues

Our revenues for the years ended December 31, 2008 and 2007, and the resulting dollar and percentage changes, were as follows:

	Year Ended December 31,
	2008		2007
		% of		% of	$	%
	$	Revenues	$	Revenues	Change	Change
	($ in thousands)

Commissions	$73,528	79.0%	$80,214	85.7%	$(6,686)	(8.3)%
Technology products and services	8,555	9.2	742	0.8	7,813	N/A
Information and user access fees	6,025	6.5	5,877	6.3	148	2.5
Investment income	3,478	3.7	5,242	5.6	(1,764)	(33.7)
Other	1,499	1.6	1,568	1.7	(69)	(4.4)

Total revenues	$93,085	100.0%	$93,643	100.0%	$(558)	(0.6)%

Commissions.  Our commission revenues for years ended December 31, 2008 and 2007, and the resulting dollar and percentage changes, were as follows:

	Year Ended December 31,
			$	%
	2008	2007	Change	Change
	($ in thousands)

Distribution fees
U.S. high-grade	$30,287	$34,939	$(4,652)	(13.3)%
Eurobond	14,143	8,148	5,995	73.6

Total distribution fees	44,430	43,087	1,343	3.1
Variable transaction fees
U.S. high-grade	16,260	17,602	(1,342)	(7.6)
Eurobond	4,003	10,680	(6,677)	(62.5)
Other	8,835	8,845	(10)	(0.1)

Total transaction fees	29,098	37,127	(8,029)	(21.6)

Total commissions	$73,528	$80,214	$(6,686)	(8.3)%

The U.S. high-grade distribution fees decreased by $4.7 million or 13.3% to $30.3 million for the year ended December 31, 2008 from $34.9 million for the year ended December 31, 2007 as a result of merger and bankruptcy activity involving several of our broker-dealer clients and expiration of DealerAxess® monthly minimum fees. DealerAxess® monthly minimum fees were zero and $3.5 million for the years ended December 31, 2008 and 2007, respectively. The majority of the DealerAxess® minimum fee commitments expired as of June 30, 2007. On June 1, 2007, we introduced a new fee plan for European corporate bond trades. Similar to the U.S. high-grade plan, the new European high-grade corporate bond fee plan incorporates a monthly distribution fee and a transaction fee that is dependent on the type of bond traded and the maturity of the issue.

The change in the average exchange rate of the Pound Sterling compared to the U.S. dollar from the year ended December 31, 2007 to the year ended December 31, 2008 had the effect of reducing Eurobond commission revenues by $1.5 million.

The following table shows the extent to which the decrease in commissions for the year ended December 31, 2008 was attributable to changes in transaction volumes, variable transaction fees per million, monthly distribution fees and DealerAxess® minimum fees:

	Change From Year Ended December 31, 2007
	U.S.
	High-Grade	Eurobond	Other	Total
	(In thousands)

Volume (decrease)	$(6,277)	$(5,740)	$(2,088)	$(14,105)
Variable transaction fee per million increase (decrease)	4,935	(937)	2,078	6,076
Monthly distribution fees (decrease) increase	(1,173)	5,995	—	4,822
DealerAxess® minimum fees (decrease)	(3,479)	—	—	(3,479)

Total commissions (decrease)	$(5,994)	$(682)	$(10)	$(6,686)

Our trading volume for each of the years presented was as follows:

	Year Ended December 31,
			$	%
	2008	2007	Change	Change

Trading Volume Data (in millions)
U.S. high-grade	$134,636	$209,220	$(74,584)	(35.6)%
Eurobond	35,788	77,419	(41,631)	(53.8)
Other	56,047	73,305	(17,258)	(23.5)

Total	$226,471	$359,944	$(133,473)	(37.1)%

Number of U.S. Trading Days	251	250
Number of U.K. Trading Days	254	253

As previously discussed, prior to September 1, 2008, no fees were charged on U.S. high-grade single-dealer inquiries. Such single-dealer inquiry trading volume amounted to $6.3 billion and $15.1 billion for the years ended December 31, 2008 and 2007, respectively.

The decrease in U.S. high-grade volume was due primarily to a decline in the Company’s estimated market share of total U.S. high-grade corporate bond volume as reported by FINRA TRACE from 9.4% for the year ended December 31, 2007 to 6.6% for the year ended December 31, 2008, coupled with a decline in overall market volume as measured by FINRA TRACE. Estimated FINRA TRACE U.S. high-grade volume decreased by 9.0% from $2,227 billion for the year ended December 31, 2007 to $2,028 billion for the year ended December 31, 2008. We believe the resultant lack of liquidity in the credit markets led institutional investors to reduce overall bond trading activity and conduct a higher percentage of their trades directly with their broker-dealer counterparties via the telephone, resulting in lower volumes on our platform. Other volume decreased by 23.5% for the year ended December 31, 2008, compared to the year ended December 31, 2007. The decrease was primarily due to lower emerging market, agencies and credit default swap volume, offset partially by increased high-yield volume.

Our average variable transaction fee per million for the years ended December 31, 2008 and 2007 was as follows:

	Year Ended December 31,
	2008	2007

Average Variable Transaction Fee Per Million
U.S. high-grade	$121	$84
Eurobond	112	138
Other	158	121
Total	128	103

The U.S. high-grade average variable transaction fee per million increased from $84 per million for the year ended December 31, 2007 to $121 per million for the year ended December 31, 2008 due to the longer maturity of trades executed on the platform, for which we charge higher commissions. The Eurobond average variable transaction fee per million decreased from $138 per million for the year ended December 31, 2007 to $112 per million for the year ended December 31, 2008, principally from the introduction of the new European high-grade fee plan. Other average variable transaction fee per million increased from $121 per million for the year ended December 31, 2007 to $158 per million for the year ended December 31, 2008 primarily due to a higher percentage of volume in products that carry higher fees per million, principally high-yield.

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

Expenses

Our expenses for the years ended December 31, 2008 and 2007, and the resulting dollar and percentage changes, were as follows:

	Year Ended December 31,
	2008		2007
		% of		% of	$	%
	$	Revenues	$	Revenues	Change	Change
	($ in thousands)

Expenses
Employee compensation and benefits	$43,810	47.1%	$43,051	46.0%	$759	1.8%
Depreciation and amortization	7,879	8.5	7,170	7.7	709	9.9
Technology and communications	8,311	8.9	7,463	8.0	848	11.4
Professional and consulting fees	8,171	8.8	7,639	8.2	532	7.0
Occupancy	2,891	3.1	3,275	3.5	(384)	(11.7)
Marketing and advertising	3,032	3.3	1,905	2.0	1,127	59.2
General and administrative	6,157	6.6	5,889	6.3	268	4.6

Total expenses	$80,251	86.2%	$76,392	81.6%	$3,859	5.1%

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

Depreciation and Amortization.  Depreciation and amortization expense increased by $0.7 million or 9.9% to $7.9 million for the year ended December 31, 2008 from $7.2 million for the year ended December 31, 2007. An increase in amortization of intangible assets of $1.3 million and the TWS impairment charge of $0.7 million were offset by a decline in depreciation and amortization of hardware and software development costs of $1.3 million.

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

Marketing and Advertising.  Marketing and advertising expense increased by $1.1 million or 59.2% to $3.0 million for the year ended December 31, 2008 from $1.9 million for the year ended December 31, 2007, primarily due to higher travel and entertainment expenses.

General and Administrative.  General and administrative expense increased by $0.3 million or 4.6% to $6.2 million for the year ended December 31, 2008 from $5.9 million for the year ended December 31, 2007, primarily due to increased charges for doubtful accounts of $0.8 million.

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

Our consolidated effective tax rate for the year ended December 31, 2008 was 38.5% compared to 40.2% for the year ended December 31, 2007. The 2008 effective tax rate reflects a higher portion of earnings generated in lower tax rate jurisdictions. During 2007, we reduced the tax rates used for recording the deferred tax asset to reflect the tax rates anticipated to be in effect when the temporary differences are expected to reverse and to reflect changes in enacted state and foreign tax rates, resulting in a decrease in the deferred tax asset and an increase in tax expense of $0.5 million. Our consolidated effective tax rate can vary from period to period depending on, among other factors, the geographic and business mix of our earnings and changes in tax legislation and tax rates. Due to our net deferred tax asset balance, a decrease in tax rates results in a reduction in our deferred tax balance and an increase in tax expense.

Quarterly Results of Operations

Our quarterly results have varied significantly as a result of:

•	changes in trading volume due to market conditions, changes in the number of trading days in certain quarters, and seasonality effects caused by slow-downs in trading activity during certain periods;

•	changes in the number of broker-dealers and institutional investors using our trading platform as well as variation in usage by existing clients;

•	expansion of the products we offer to our clients and the effect of business acquisitions; and

•	variance in our expenses, particularly employee compensation and benefits.

The following table sets forth certain consolidated quarterly income statement data for the eight quarters ended December 31, 2009. In our opinion, this unaudited information has been prepared on a basis consistent with our annual financial statements and includes all adjustments (consisting only of normal recurring adjustments) necessary for a fair statement of the unaudited quarterly data. This information should be read in conjunction with our Consolidated Financial Statements and related Notes included in this Annual Report on Form 10-K. The results of operations for any quarter are not necessarily indicative of results that we may achieve for any subsequent periods.

	Three Months Ended
	Mar 31,	Jun 30,	Sep 30,	Dec 31,	Mar 31,	Jun 30,	Sep 30,	Dec 31,
	2008	2008	2008	2008	2009	2009	2009	2009
	(In thousands)

Revenues
Commissions
U.S. high-grade(1)	$12,402	$12,554	$10,777	$10,814	$13,515	$13,808	$16,306	$18,928
Eurobond(2)	4,589	5,120	4,427	4,010	4,142	4,712	5,497	5,988
Other(3)	2,304	2,464	2,015	2,052	2,789	3,310	3,486	3,651

Total commissions	19,295	20,138	17,219	16,876	20,446	21,830	25,289	28,567
Technology products and services(4)	767	2,676	2,646	2,466	2,023	2,096	2,601	3,058
Information and user access fees(5)	1,481	1,442	1,562	1,540	1,655	1,504	1,519	1,574
Interest income(6)	991	761	963	763	332	234	314	342
Other(7)	405	620	291	183	176	175	286	418

Total revenues	22,939	25,637	22,681	21,828	24,632	25,839	30,009	33,959

Expenses
Employee compensation and benefits	11,018	11,576	11,173	10,043	11,442	11,917	13,127	13,788
Depreciation and amortization	1,780	1,816	2,494	1,789	1,791	1,679	1,654	1,666
Technology and communications	2,106	2,048	2,007	2,150	2,242	2,120	2,029	2,045
Professional and consulting fees	2,153	2,521	1,822	1,675	1,879	1,613	1,645	1,732
Occupancy	767	739	660	725	676	693	706	1,054
Marketing and advertising	684	685	708	955	645	708	651	878
General and administrative	1,467	1,493	1,719	1,478	1,226	1,373	1,654	1,757

Total expenses	19,975	20,878	20,583	18,815	19,901	20,103	21,466	22,920

Income before income taxes	2,964	4,759	2,098	3,013	4,731	5,736	8,543	11,039
Provision for income taxes	1,368	1,911	579	1,077	1,892	2,549	3,903	5,603

Net income	$1,596	$2,848	$1,519	$1,936	$2,839	$3,187	$4,640	$5,436

(1)	Of these amounts, $1,920, $2,137, $1,928, $1,761, $1,985, $2,039, $2,276 and $2,457, respectively, were from related parties.

(2)	Of these amounts, $804, $873, $788, $738, $783, $933, $1,049 and $1,052, respectively, were from related parties.

(3)	Of these amounts, $429, $437, $378, $273, $302, $378, $363 and $486, respectively, were from related parties.

(4)	Of these amounts, $15, $7, $3, $8, $9, $10, $9 and $7, respectively, were from related parties.

(5)	Of these amounts, $53, $73, $81, $69, $61, $64, $60 and $58, respectively, were from related parties.

(6)	Of these amounts, $267, $209, $310, $379, $90, $58, $36 and $30, respectively, were from related parties.

(7)	Of these amounts, $43, $45, $45, $38, $42, $38, $37 and $35, respectively, were from related parties.

The following tables set forth trading volume and average variable transaction fee per million traded for the eight quarters ended December 31, 2009.

	Three Months Ended
	Mar 31,	Jun 30,	Sep 30,	Dec 31,	Mar 31,	Jun 30,	Sep 30,	Dec 31,
	2008	2008	2008	2008	2009	2009	2009	2009
	(In billions)

Trading Volume Data
U.S. high-grade	$38.8	$42.7	$27.5	$25.6	$36.8	$37.9	$47.0	$55.4
Eurobond	8.1	11.8	8.6	7.2	9.1	13.2	16.6	17.9
Other	17.6	15.3	12.9	10.4	14.1	15.7	16.8	18.7

Total	$64.5	$69.8	$49.0	$43.2	$60.0	$66.8	$80.4	$92.0

	Three Months Ended
	Mar 31,	Jun 30,	Sep 30,	Dec 31,	Mar 31,	Jun 30,	Sep 30,	Dec 31,
	2008	2008	2008	2008	2009	2009	2009	2009

Average Variable Transaction Fee Per Million
U.S. high-grade	$112	$111	$118	$150	$175	$163	$186	$187
Eurobond	$105	$110	$100	$131	$128	$131	$145	$140
Other	$131	$161	$156	$200	$197	$210	$208	$195
Total	$116	$122	$126	$159	$173	$168	$182	$180
Number of U.S. trading days	61	64	64	62	61	63	64	62
Number of U.K. trading days	62	63	65	64	63	61	65	64

Liquidity and Capital Resources

During the past three years, we have met our funding requirements through cash on hand, internally generated funds and the issuance of Series B Preferred Stock. Cash and cash equivalents and securities available-for-sale totaled $174.3 million at December 31, 2009. Other than a capital lease obligation amounting to $1.2 million as of December 31, 2009, we have no long-term or short-term debt and do not maintain bank lines of credit.

Our cash flows were as follows:

	Year Ended December 31,
	2009	2008	2007
	(In thousands)

Net cash provided by operating activities	$43,327	$27,634	$29,120
Net cash (used in) investing activities	(44,165)	(22,499)	(11,179)
Net cash (used in) provided by financing activities	(2,646)	30,311	(27,015)
Effect of exchange rate changes on cash	(498)	(834)	(215)

Net (decrease) increase for the period	$(3,982)	$34,612	$(9,289)

Operating Activities

Net cash provided by operating activities of $43.3 million for the year ended December 31, 2009 consisted of net income of $16.1 million, adjusted for non-cash charges, primarily consisting of depreciation and amortization of $6.8 million, stock-based compensation expense of $8.4 million, deferred taxes of $12.3 million and an increase in cash used for working capital of $0.9 million. The use of working capital primarily resulted from an increase in accounts receivable of $10.5 million, offset by increases in accrued employee compensation of $4.7 million, deferred revenue of $2.0 million and accounts payable, accrued expenses and other liabilities of $2.8 million.

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

Net cash provided by operating activities of $29.1 million for the year ended December 31, 2007 consisted of net income of $10.3 million, adjusted for non-cash charges, primarily consisting of depreciation and amortization of $7.2 million, stock-based compensation expense of $5.6 million and deferred taxes of $4.7 million and a decrease in working capital of $0.9 million. The decrease in working capital primarily resulted from an increase in accrued employee compensation of $1.5 million and an increase in accounts payable, accrued expenses and other liabilities of $0.8 million, offset by an increase in accounts receivable of $1.4 million.

Investing Activities

Net cash used in investing activities of $44.2 million for the year ended December 31, 2009 primarily consisted of net purchases of securities available-for-sale of $35.3 million, purchases of furniture, equipment and leasehold improvements of $4.9 million, capitalization of software development costs of $1.9 million and an earn-out payment relating to the Greenline acquisition of $1.4 million.

Net cash used in investing activities of $22.5 million for the year ended December 31, 2008 primarily consisted of $34.9 million for the acquisition of Greenline, purchases of furniture, equipment and leasehold improvements of $1.7 million and capitalization of software development costs of $2.4 million, offset by net maturities of securities available-for-sale of $16.3 million,

Net cash used in investing activities of $11.2 million for the year ended December 31, 2007 primarily consisted of the acquisition of TWS for $3.1 million, net purchases of securities available-for-sale of $2.5 million, purchases of furniture, equipment and leasehold improvements of $1.5 million and capitalization of software development costs of $3.4 million.

Financing Activities

Net cash used in financing activities of $2.6 million for the year ended December 31, 2009 primarily consisted of dividends paid of $2.7 million.

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

Other Factors Influencing Liquidity and Capital Resources

We are dependent on our broker-dealer clients who are not restricted from buying and selling fixed-income securities, directly or through their own proprietary or third-party platforms, with institutional investors. None of our broker-dealer clients is contractually or otherwise obligated to continue to use our electronic trading platform. The loss of, or a significant reduction in the use of our electronic platform by, our broker-dealer clients could reduce our cash flows, affect our liquidity and have a material adverse effect on our business, financial condition and results of operations.

We believe that our current resources are adequate to meet our liquidity needs and capital expenditure requirements for at least the next 12 months. However, our future liquidity and capital requirements will depend on a number of factors, including expenses associated with product development and expansion and new business opportunities that are intended to further diversify our revenue stream. We may also acquire or invest in technologies, business ventures or products that are complementary to our business. In the event we require any additional financing, it will take the form of equity or debt financing. Any additional equity offerings may result in dilution to our stockholders. Any debt financings, if available at all, may involve restrictive covenants with respect to dividends, issuances of additional capital and other financial and operational matters related to our business.

We have three regulated subsidiaries, MarketAxess Corporation, MarketAxess Europe Limited and MarketAxess Canada Ltd. MarketAxess Corporation is a registered broker-dealer in the U.S., MarketAxess Europe Limited is a registered multilateral trading facility in the U.K. and MarketAxess Canada Ltd. is a registered Alternative Trading System in the Province of Ontario. As such, they are subject to minimum regulatory capital requirements imposed by their respective market regulators that are intended to ensure general financial soundness and liquidity based on certain minimum capital requirements. The relevant regulations prohibit a registrant from repaying borrowings from its parent or affiliates, paying cash dividends, making loans to its parent or affiliates or otherwise entering into transactions that result in a significant reduction in its regulatory net capital position without prior notification to or approval from its principal regulator. The capital structures of our subsidiaries are designed to provide each with capital and liquidity consistent with its business and regulatory requirements. The following table sets forth the capital requirements, as defined, that the Company’s subsidiaries were required to maintain as of December 31, 2009:

	MarketAxess	MarketAxess	MarketAxess
	Corporation	Europe Limited	Canada Limited
	(In thousands)

Net capital	$26,935	$19,308	$456
Minimum net capital required	2,194	2,788	261

Excess net capital	$24,741	$16,520	$195

We execute certain bond transactions between and among institutional investor and broker-dealer clients on a riskless principal basis by serving as counterparty to both the buyer and the seller in matching back-to-back trades, which are then settled through a third-party clearing organization. MarketAxess Corporation acts as intermediary on a riskless principal basis in these bond transactions by serving as counterparty to the two clients involved. Settlement typically occurs within one to three trading days after the trade date. Cash settlement of the transaction occurs upon receipt or delivery of the underlying instrument that was traded. Under a securities clearing agreement with the independent third party, MarketAxess Corporation maintains a collateral deposit with the clearing broker in the form of cash or U.S. government securities. As of December 31, 2009 and 2008, the collateral deposit included in securities and cash provided as collateral in the Consolidated Statements of Financial Condition was $0.5 million. MarketAxess Corporation is exposed to credit risk in the event a counterparty does not fulfill its obligation to complete a transaction. Pursuant to the terms of the securities clearing agreement between MarketAxess Corporation and the independent clearing broker, the clearing broker has the right to charge MarketAxess Corporation for losses resulting from a counterparty’s failure to fulfill its contractual obligations. The losses are not capped at a maximum amount and apply to all trades executed through the clearing broker. At December 31, 2009, MarketAxess Corporation had not recorded any liabilities with regard to this right.

In the ordinary course of business, we enter into contracts that contain a variety of representations, warranties and general indemnifications. Our maximum exposure from any claims under these arrangements is unknown, as this would involve claims that have not yet occurred. However, based on past experience, we expect the risk of loss to be remote.

Prior to 2009, we retained all earnings for investment in our business. In October 2009, our Board of Directors approved a regular quarterly dividend. The first quarterly cash dividend of $0.07 per share was paid to our stockholders in November 2009 and a quarterly cash dividend of $0.07 per share will be paid on March 3, 2010 to stockholders of record as of the close of business on February 17, 2010. We expect the total amount payable to be approximately $2.7 million. We expect to continue paying regular cash dividends, although there is no assurance as to such dividends. Any future declaration and payment of dividends will be at the sole discretion of our Board of Directors.

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

Contractual Obligations and Commitments

As of December 31, 2009, we had the following contractual obligations and commitments:

	Payments due by period
		Less than			More than
	Total	1 year	1 - 3 years	3 - 5 years	5 years
	(In thousands)

Operating leases	$22,408	$1,777	$3,935	$3,934	$12,762
Capital leases	1,370	336	672	362	—
Foreign currency forward contract	28,299	28,299	—	—	—

	$52,077	$30,412	$4,607	$4,296	$12,762

We enter into foreign currency forward contracts with a noncontrolling stockholder broker-dealer client to hedge the exposure to variability in foreign currency cash flows resulting from the net investment in our U.K. subsidiary. As of December 31, 2009, the notional value of the foreign currency forward contract outstanding was $28.0 million and the gross and net fair value liability was $0.3 million.

As of December 31, 2009, we had unrecognized tax benefits of $2.9 million. Due to the nature of the underlying positions, it is not currently possible to schedule the future payment obligations by period.

In January 2010, our board of directors approved a quarterly dividend to be paid to the holders of the outstanding shares of capital stock. A cash dividend of $0.07 per share of common stock outstanding or issuable upon conversion of shares of non-voting common stock and Series B Preferred Stock outstanding, will be payable on March 3, 2010 to stockholders of record as of the close of business on February 17, 2010. We expect the total amount payable to be approximately $2.7 million.

Recent Accounting Pronouncements

See Note 2 to the Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K for a discussion of recent accounting pronouncements.

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

As of December 31, 2009, we had a $71.0 million investment in securities available-for-sale. Adverse movements, such as a 10% decrease in the value of these securities or a downturn or disruption in the markets for these securities, could result in a substantial loss. In addition, principal gains and losses resulting from these securities could on occasion have a disproportionate effect, positive or negative, on our financial condition and results of operations for any particular reporting period.

See also Item 1A. Risk Factors, “Risks Related to Our Industry — Economic, political and market factors beyond our control could reduce demand for our services and harm our business, and our profitability could suffer.”

Interest Rate Risk

Interest rate risk represents our exposure to interest rate changes with respect to the money market instruments, U.S. Treasury obligations and short-term fixed-income securities in which we invest. As of December 31, 2009, our cash and cash equivalents and securities available-for-sale amounted to $174.3 million and were primarily invested in money market instruments, U.S. government obligations and municipal securities. We do not maintain an inventory of bonds that are traded on our platform.

Derivative Risk

Our limited derivative risk stems from our activities in the foreign currency forward contract market. We use this market to mitigate our U.S. dollar versus Pound Sterling exposure that arises from the activities of our U.K. subsidiary. As of December 31, 2009, the notional value of our foreign currency forward contracts was $28.0 million. We do not speculate in any derivative instruments.

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

Item 8.	Financial Statements and Supplementary Data.

MARKETAXESS HOLDINGS INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Management’s Report on Internal Control Over Financial Reporting	62
Audited Consolidated Financial Statements
Report of Independent Registered Public Accounting Firm	63
Consolidated Statements of Financial Condition — As of December 31, 2009 and 2008	64
Consolidated Statements of Operations — For the years ended December 31, 2009, 2008 and 2007	65
Consolidated Statements of Changes in Stockholders’ Equity and Accumulated Other Comprehensive Loss — For the years ended December 31, 2009, 2008 and 2007	66
Consolidated Statements of Cash Flows — For the years ended December 31, 2009, 2008 and 2007	67
Notes to Consolidated Financial Statements	68

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework.

Based on our assessment and those criteria, management concluded that the Company maintained effective internal control over financial reporting as of December 31, 2009.

The effectiveness of our internal control over financial reporting as of December 31, 2009 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of MarketAxess Holdings Inc.:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of MarketAxess Holdings Inc. and its subsidiaries at December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2009 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Management’s Report on Internal Control over Financial Reporting.” Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/  PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP

New York, New York
February 24, 2010

MARKETAXESS HOLDINGS INC.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	As of December 31
	2009	2008
	(In thousands, except share and per share amounts)

ASSETS
Cash and cash equivalents	$103,341	$107,323
Securities available-for-sale	70,997	35,227
Securities and cash provided as collateral	4,971	4,316
Accounts receivable, including receivables from related parties of $3,431 and $1,930, respectively, net of allowance of $859 and $1,012 as of December 31, 2009 and 2008, respectively	23,150	13,283
Furniture, equipment and leasehold improvements, net of accumulated depreciation
and amortization	6,856	3,369
Software development costs, net of accumulated amortization	3,420	4,521
Goodwill and intangible assets, net of accumulated amortization	37,530	39,546
Prepaid expenses and other assets	3,041	3,177
Deferred tax assets, net	23,980	35,666

Total assets	$277,286	$246,428

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Accrued employee compensation	$15,157	$10,439
Deferred revenue	4,262	2,303
Accounts payable, accrued expenses, and other liabilities, including payables to related parties of $29 and $11 as of December 31, 2009 and 2008, respectively	11,050	8,878

Total liabilities	30,469	21,620

Commitments and Contingencies (Note 14)
Series B Preferred Stock, $0.001 par value, 35,000 shares authorized, issued and
outstanding as of December 31, 2009 and 2008, liquidation preference of $1,000 per share	30,315	30,315

Stockholders’ equity
Preferred stock, $0.001 par value, 4,855,000 shares authorized, no shares issued and outstanding as of December 31, 2009 and 2008	—	—
Series A Preferred Stock, $0.001 par value, 110,000 shares authorized, no shares issued and outstanding as of December 31, 2009 and 2008	—	—
Common stock voting, $0.003 par value, 110,000,000 shares authorized, 34,654,957 shares and 33,971,309 shares issued as of December 31, 2009 and 2008, respectively	104	102
Common stock non-voting, $0.003 par value, 10,000,000 shares authorized, 2,585,654 shares issued and outstanding as of December 31, 2009 and 2008	9	9
Additional paid-in capital	313,896	305,508
Receivable for common stock subscribed	(713)	(951)
Treasury stock — Common stock voting, at cost, 2,864,120 shares as of December 31, 2009 and 2008, respectively	(40,000)	(40,000)
Accumulated deficit	(55,403)	(68,855)
Accumulated other comprehensive loss	(1,391)	(1,320)

Total stockholders’ equity	216,502	194,493

Total liabilities and stockholders’ equity	$277,286	$246,428

The accompanying notes are an integral part of these consolidated financial statements.

MARKETAXESS HOLDINGS INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2009	2008	2007
	(In thousands, except share and per share amounts)

Revenues
Commissions
U.S. high-grade, including $8,757, $7,746 and $21,840 from related parties for the years ended December 31, 2009, 2008 and 2007, respectively	$62,557	$46,547	$52,541
Eurobond, including $3,817, $3,207 and $4,960 from related parties for the years ended December 31, 2009, 2008 and 2007, respectively	20,339	18,146	18,828
Other, including $1,529, $1,513 and $4,641 from related parties for the years ended December 31, 2009, 2008 and 2007, respectively	13,236	8,835	8,845

Total commissions	96,132	73,528	80,214
Technology products and services, including $35, $33 and $0 from related parties for the years ended December 31, 2009, 2008 and 2007, respectively	9,778	8,555	742
Information and user access fees, including $243, $276 and $798 from related parties for the years ended December 31, 2009, 2008 and 2007, respectively	6,252	6,025	5,877
Investment income, including $214, $1,165 and $2,062 from related parties for the years ended December 31, 2009, 2008 and 2007, respectively	1,222	3,478	5,242
Other, including $152, $169 and $452 from related parties for the years ended December 31, 2009, 2008 and 2007, respectively	1,055	1,499	1,568

Total revenues	114,439	93,085	93,643

Expenses
Employee compensation and benefits	50,274	43,810	43,051
Depreciation and amortization	6,790	7,879	7,170
Technology and communications	8,436	8,311	7,463
Professional and consulting fees	6,869	8,171	7,639
Occupancy	3,129	2,891	3,275
Marketing and advertising	2,882	3,032	1,905
General and administrative, including $79, $57 and $207 to related parties for the years ended December 31, 2009, 2008 and 2007, respectively	6,010	6,157	5,889

Total expenses	84,390	80,251	76,392

Income before income taxes	30,049	12,834	17,251
Provision for income taxes	13,947	4,935	6,931

Net income	$16,102	$7,899	$10,320

Net income per common share
Basic	$0.44	$0.23	$0.32
Diluted	$0.42	$0.22	$0.30
Weighted average shares outstanding
Basic	33,263,828	32,830,923	32,293,036
Diluted	38,081,980	35,737,379	34,453,195

The accompanying notes are an integral part of these consolidated financial statements.

MARKETAXESS HOLDINGS INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY AND ACCUMULATED OTHER COMPREHENSIVE LOSS

						Treasury
		Common			Receivable	Stock -		Accumulated
	Common	Stock		Additional	for Common	Common		Other	Total
	Stock	Non -		Paid-In	Stock	Stock	Accumulated	Comprehen-	Stockholders’
	Voting	Voting	Warrants	Capital	Subscribed	Voting	Deficit	sive Loss	Equity
	(In thousands)

Balance at December 31, 2006	$88	$11	$11,658	$265,030	$(1,042)	$(2,653)	$(87,074)	$(733)	$185,285
Comprehensive income:
Net income	—	—	—	—	—	—	10,320	—	10,320
Cumulative translation adjustment and foreign currency exchange
hedge, net of tax	—	—	—	—	—	—	—	(213)	(213)
Unrealized net gains on securities available-for-sale, net of tax	—	—	—	—	—	—	—	62	62

Total comprehensive income									10,169
Effect of adoption of change in accounting principle	—	—	—	324	—	—	—	—	324
Stock-based compensation	—	—	—	5,634	—	—	—	—	5,634
Exercise of stock options and grants of restricted stock	2	—	—	5,189	—	—	—	—	5,191
Excess tax benefits from stock-based compensation	—	—	—	2,160	—	—	—	—	2,160
Conversion from non-voting to voting common stock	2	(2)	—	—	—	—	—	—	—
Exercise of warrants	7	—	(11,658)	11,651	—	—	—	—	—
Repayment of promissory notes	—	—	—	—	208	—	—	—	208
Purchase of treasury stock	—	—	—	—	—	(34,574)	—	—	(34,574)

Balance at December 31, 2007	99	9	—	289,988	(834)	(37,227)	(76,754)	(884)	174,397
Comprehensive income:
Net income	—	—	—	—	—	—	7,899	—	7,899
Cumulative translation adjustment and foreign currency exchange
hedge, net of tax	—	—	—	—	—	—	—	(410)	(410)
Unrealized net loss on securities available-for-sale, net of tax	—	—	—	—	—	—	—	(26)	(26)

Total comprehensive income									7,463
Stock-based compensation	—	—	—	7,061	—	—	—	—	7,061
Issuance of common stock related to the acquisition of
Greenline Financial Technologies, Inc.	2	—	—	5,773	—	—	—	—	5,775
Exercise of stock options and grants of restricted stock,
net of withholding tax on stock vesting	1	—	—	(318)	—	—	—	—	(317)
Decrement in windfall from stock-based compensation	—	—	—	(191)	—	—	—	—	(191)
Issuance of common stock purchase warrant	—	—	—	3,195	—	—	—	—	3,195
Repayment of promissory notes and adjustment of prior year
principal and interest balances	—	—	—	—	(117)	—	—	—	(117)
Purchase of treasury stock	—	—	—	—	—	(2,773)	—	—	(2,773)

Balance at December 31, 2008	102	9	—	305,508	(951)	(40,000)	(68,855)	(1,320)	194,493

Comprehensive income:
Net income	—	—	—	—	—	—	16,102	—	16,102
Cumulative translation adjustment and foreign currency exchange
hedge, net of tax	—	—	—	—	—	—	—	(331)	(331)
Unrealized net gain on securities available-for-sale, net of tax	—	—	—	—	—	—	—	260	260

Total comprehensive income									16,031
Stock-based compensation	—	—	—	8,414	—	—	—	—	8,414
Exercise of stock options and grants of restricted stock,
net of withholding tax on stock vesting	2	—	—	240	—	—	—	—	242
Decrement in windfall from stock-based compensation	—	—	—	(266)	—	—	—	—	(266)
Repayment of promissory notes	—	—	—	—	238	—	—	—	238
Cash dividend on common stock and Series B Preferred Stock	—	—	—	—	—	—	(2,650)	—	(2,650)

Balance at December 31, 2009	$104	$9	$—	$313,896	$(713)	$(40,000)	$(55,403)	$(1,391)	$216,502

The accompanying notes are an integral part of these consolidated financial statements.

MARKETAXESS HOLDINGS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2009	2008	2007
	(In thousands)

Cash flows from operating activities
Net income	$16,102	$7,899	$10,320
Adjustments to reconcile net income to net cash provided by operating activities:	6,790	7,879	7,170
Depreciation and amortization
Stock-based compensation expense	8,414	7,061	5,634
Deferred taxes	12,255	4,819	4,696
Provision for bad debts	652	1,260	412
Changes in operating assets and liabilities, net of businesses acquired:
(Increase) decrease in accounts receivable, including (increase) decrease of ($1,501), $4,360 and $2,289 from related parties for the years ended December 31, 2009, 2008 and 2007, respectively	(10,519)	5,785	(1,362)
Decrease (increase) in prepaid expenses and other assets	136	(221)	81
Increase (decrease) in accrued employee compensation	4,718	(4,228)	1,480
Increase (decrease) in deferred revenue	1,959	618	(97)
Increase (decrease) in accounts payable, accrued expenses and other liabilities, including increase (decrease) of $18, ($166) and $67 to related parties for the years ended December 31, 2009, 2008 and 2007, respectively	2,820	(3,238)	786

Net cash provided by operating activities	43,327	27,634	29,120

Cash flows from investing activities
Acquisition of businesses, net of cash acquired (Note 3)	(1,368)	(34,918)	(3,139)
Securities available-for-sale:
Proceeds from maturities	22,062	46,281	46,242
Purchases	(57,406)	(29,959)	(48,722)
Securities and cash provided as collateral	(655)	139	(657)
Purchases of furniture, equipment and leasehold improvements	(4,909)	(1,677)	(1,533)
Capitalization of software development costs	(1,889)	(2,365)	(3,370)

Net cash (used in) investing activities	(44,165)	(22,499)	(11,179)

Cash flows from financing activities
Issuance of Series B Preferred Stock and common stock purchase warrants	—	33,510	—
Cash dividend on common stock and Series B Preferred Stock	(2,650)	—	—
Proceeds from exercise of stock options and grants of restricted stock, net of withholding tax	242	(317)	5,191
(Decrement in windfall) excess tax benefits from stock-based compensation	(266)	(191)	2,160
Purchase of treasury stock — common stock voting	—	(2,773)	(34,574)
Other	28	82	208

Net cash (used in) provided by financing activities	(2,646)	30,311	(27,015)

Effect of exchange rate changes on cash	(498)	(834)	(215)

Cash and cash equivalents
Net (decrease) increase for the period	(3,982)	34,612	(9,289)
Beginning of period	107,323	72,711	82,000

End of period	$103,341	$107,323	$72,711

Supplemental cash flow information:
Cash paid during the year
Cash paid for income taxes	$837	$452	$246
Non-cash activity
Issuance of common stock in connection with business acquisition	$—	$5,775	$—
Capital lease obligation	$723	$677	$—
Exercise of warrants and issuance of common stock	$—	$—	$11,658

The accompanying notes are an integral part of these consolidated financial statements.

MARKETAXESS HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization and Principal Business Activity

MarketAxess Holdings Inc. (the “Company”) was incorporated in the State of Delaware on April 11, 2000. Through its subsidiaries, the Company operates an electronic trading platform for corporate bonds and other types of fixed-income instruments through which the Company’s institutional investor clients can access the liquidity provided by its broker-dealer clients. The Company’s multi-dealer trading platform allows its institutional investor clients to simultaneously request competitive, executable bids or offers from multiple broker-dealers, and to execute trades with the broker-dealer of their choice. The Company offers its clients the ability to trade U.S. high-grade corporate bonds, European high-grade corporate bonds, credit default swaps, agencies, high yield and emerging markets bonds. The Company’s DealerAxess® trading service allows dealers to trade fixed-income securities and credit default swaps with each other on its platform. The Company executes certain bond transactions between and among institutional investor and broker-dealer clients on a riskless principal basis by serving as counterparty to both the buyer and the seller in matching back-to-back trades, which then settle through a third-party clearing organization. Through its Corporate BondTickertm service, the Company provides fixed-income market data, analytics and compliance tools that help its clients make trading decisions. In addition, the Company provides FIX (Financial Information eXchange) message management tools, connectivity solutions and ancillary technology services that facilitate the electronic communication of order information between trading counterparties.

The Company’s stockholder broker-dealer clients as of January 1, 2009 were BNP Paribas, Credit Suisse and JPMorgan. These broker-dealer clients constitute related parties of the Company (together, the “Stockholder Broker-Dealer Clients”). For 2008 and 2007, three dealers and seven dealers, respectively, were considered to be Stockholder Broker-Dealer Clients. See Note 10, “Related Parties.”

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

The Company assesses whether an other-than-temporary impairment loss on the investments has occurred due to declines in fair value or other market conditions. Declines in fair values that are considered other-than-temporary are recorded as charges in the Consolidated Statements of Operations. No charges for other-than-temporary losses were recorded during 2009, 2008 or 2007.

Fair Value Financial Instruments

Pursuant to a new accounting standard adopted in 2008, fair value is defined as “the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the

MARKETAXESS HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Securities and Cash Provided as Collateral

Securities provided as collateral consist of U.S. government obligations and cash. Collectively, these amounts are used as collateral for standby letters of credit, electronic bank settlements, foreign currency forward contracts to hedge the Company’s net investments in certain foreign subsidiaries and broker-dealer clearance accounts.

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

The allowance for doubtful accounts was $0.9 million, $1.0 million and $0.9 million as of December 31, 2009, 2008 and 2007, respectively. The provision for bad debts was $0.7 million, $1.3 million and $0.4 million for the years ended December 31, 2009, 2008 and 2007, respectively. Write-offs and other charges against the allowance for doubtful accounts were $0.6 million, $0.9 million and $0.3 million for the years ended December 31, 2009, 2008 and 2007, respectively.

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

Technology products and services.  The Company generates revenues from technology software licenses, maintenance and support services (referred to as post-contract technical support or “PCS”) and professional consulting services. Revenue is generally recognized when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable and collection is considered probable. The Company generally sells software licenses and services together as part of multiple-element arrangements. The Company also enters into contracts for technology integration consulting services unrelated to any software product. When the Company enters into a multiple-element arrangement, the residual method is used to allocate the total fee among the elements of the arrangement. Under the residual method, license revenue is recognized upon delivery when vendor-specific objective evidence of fair value exists for all of the undelivered elements in the arrangement, but does not exist for one or more of the delivered elements in the arrangement. Each license arrangement requires that the Company analyze the individual elements in the transaction and estimate the fair value of each undelivered element, which typically includes PCS and professional services. License revenue consists of license fees charged for the use of the Company’s products under perpetual and, to a lesser extent, term license arrangements. License revenue from a perpetual arrangement is generally recognized upon delivery while license revenue from a term arrangement is recognized ratably over the duration of the arrangement on a straight-line basis. If the professional services are essential to the functionality of the software product, the license revenue is recognized upon customer acceptance or satisfaction of the service obligation.

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

Revenues from contracts for technology integration consulting services are recognized on the percentage-of-completion method. Percentage-of-completion accounting involves calculating the percentage of services provided during the reporting period compared to the total estimated services to be provided over the duration of the contract. If estimates indicate that a contract loss will occur, a loss provision is recorded in the period in which the loss first becomes probable and reasonably estimable. Contract losses are determined to be the amount by which the

MARKETAXESS HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

estimated direct and indirect costs of the contract exceed the estimated total revenues that will be generated by the contract. There were no contract loss provisions recorded as of December 31, 2009 and 2008. Revenues recognized in excess of billings are recorded as unbilled services. Billings in excess of revenues recognized are recorded as deferred revenues until revenue recognition criteria are met.

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

MARKETAXESS HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Recent Accounting Pronouncements

In October 2009, the Financial Accounting Standards Board (“FASB”) issued authoritative guidance on revenue recognition. The guidance requires entities to allocate revenue in an arrangement with multiple deliverables using estimated selling prices of the delivered goods and services based on a selling price hierarchy. The guidance eliminates the residual method of revenue allocation and requires revenue to be allocated using the relative selling price method. The guidance also removes tangible products from the scope of software revenue guidance and provides guidance on determining whether software deliverables in an arrangement that includes a tangible product are covered by the scope of the software revenue guidance. Adoption will be applied on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with early adoption permitted. The Company does not expect adoption of the new revenue recognition guidance to have a material impact on the Company’s Consolidated Financial Statements.

In June 2009, the FASB issued “The FASB Accounting Standards Codificationtm and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162” (the “Codification”), which establishes the Codification as the source of authoritative accounting principles to be applied in the preparation of financial statements in conformity with generally accepted accounting principles (“GAAP”). The Codification explicitly recognizes rules and interpretive releases of the SEC under federal securities laws as authoritative GAAP for SEC registrants. The Codification does not change GAAP and is effective for interim and annual reporting periods ending after September 15, 2009. The adoption of this standard had no material effect on the Company’s Consolidated Financial Statements.

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

MARKETAXESS HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The aggregate consideration for the Greenline acquisition was $41.1 million, comprised of $34.7 million in cash, 725,923 shares of common stock valued at $5.8 million and $0.6 million of acquisition-related costs. In addition, the sellers were eligible to receive up to an aggregate of $3.0 million in cash, subject to Greenline attaining certain earn-out targets in 2008 and 2009. A total of $1.4 million was paid to the sellers in 2009 based on the 2008 earn-out target, bringing the aggregate consideration to $42.4 million. The 2009 earn-out target was not met. A total of $2.0 million of the purchase price, which had been deposited into escrow accounts to satisfy potential indemnity claims, was distributed to the sellers in March 2009. The shares of common stock issued to each selling shareholder of Greenline were released in two equal installments on December 20, 2008 and December 20, 2009, respectively. The value ascribed to the shares was discounted from the market value to reflect the non-marketability of such shares during the restriction period. The purchase price allocation is as follows (in thousands):

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

The following unaudited pro forma consolidated financial information reflects the results of operations of the Company for the years ended December 31, 2008 and 2007, as if the acquisition of Greenline had occurred as of the beginning of the period presented, after giving effect to certain purchase accounting adjustments. These pro forma results are not necessarily indicative of what the Company’s operating results would have been had the acquisition actually taken place as of the beginning of the earliest period presented. The pro forma financial information

MARKETAXESS HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

includes the amortization charges from acquired intangible assets, adjustments to interest income and related tax effects.

	Pro Forma
	Year Ended December 31,
	2008	2007
	(In thousands, except per share amounts)

Revenues	$94,676	$98,340
Income before income taxes	$13,159	$16,264
Net income	$8,105	$9,790
Basic net income per common share	$0.23	$0.30
Diluted net income per common share	$0.22	$0.28

In November 2007, the Company acquired certain assets and assumed certain obligations of Trade West Systems, LLC (“TWS”), a Utah-based financial software and technology services provider focused on providing gateway adapters to connect order management systems and trading systems to fixed-income trading venues. The aggregate consideration for the TWS acquisition was $3.1 million, comprised of $3.0 million in cash and $0.1 million of acquisition-related costs. In addition, 64,642 shares of the Company’s common stock were issued to the seller. The shares of common stock issued have been characterized as compensation expense and, accordingly, are not included in the purchase price. Stock compensation expense totaling $1.0 million was recognized over the vesting period. One-half of these shares vested on January 1, 2009 and the balance vested on January 1, 2010. The acquisition of TWS did not have a material impact on the Company’s Consolidated Financial Statements. The purchase price allocation is as follows (in thousands):

Account receivable and other assets	$27
Amortizable intangibles	1,060
Goodwill	2,177
Accounts payable, accrued expenses and deferred revenue	(114)

Total purchase price	$3,150

4.	Net Capital Requirements and Customer Protection Requirements

MarketAxess Corporation, a U.S. subsidiary, is a registered broker-dealer with the Securities and Exchange Commission (“SEC”) and is a member of the Financial Industry Regulatory Authority (“FINRA”). MarketAxess Corporation claims exemption from SEC Rule 15c3-3, as it does not hold customer securities or funds on account, as defined. Pursuant to the Uniform Net Capital Rule under the Securities Exchange Act of 1934, MarketAxess Corporation is required to maintain minimum net capital, as defined, equal to the greater of $5,000 or 6 2/3% of aggregate indebtedness. MarketAxess Europe Limited, a U.K. subsidiary, is registered as a Multilateral Trading Facility with the Financial Services Authority (“FSA”) in the U.K. MarketAxess Canada Limited, a Canadian subsidiary, is registered as an Alternative Trading System dealer under the Securities Act of Ontario and is a member of the Investment Industry Regulatory Organization of Canada. MarketAxess Europe Limited and MarketAxess Canada Limited are subject to certain financial resource requirements of the FSA and the Ontario

MARKETAXESS HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Securities Commission, respectively. The following table sets forth the capital requirements, as defined, that the Company’s subsidiaries were required to maintain as of December 31, 2009:

	MarketAxess	MarketAxess	MarketAxess
	Corporation	Europe Limited	Canada Limited
	(In thousands)

Net capital	$26,935	$19,308	$456
Minimum net capital required	2,194	2,788	261

Excess net capital	$24,741	$16,520	$195

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

The following table summarizes the valuation of the Company’s assets and liabilities measured at fair value as categorized based on the hierarchy described in Note 2.

	Level 1	Level 2	Level 3	Total
	(In thousands)

As of December 31, 2009
Securities available-for-sale
U.S. government obligations	$—	$40,078	$—	$40,078
Municipal securities	—	28,873	—	28,873
Corporate bonds	—	2,046	—	2,046
Foreign currency forward position	—	(259)	—	(259)

	$—	$70,738	$—	$70,738

As of December 31, 2008
Securities available-for-sale
Municipal securities	$—	$33,177	$—	$33,177
Corporate bonds	—	2,050		2,050
Foreign currency forward position	—	264	—	264

	$—	$35,491	$—	$35,491

Securities classified within Level 2 were valued using a market approach utilizing prices and other relevant information generated by market transactions involving comparable assets. The foreign currency forward contract is classified within Level 2 as the valuation inputs are based on quoted market prices. There were no financial assets classified within Level 3 during 2009. The following table is a reconciliation of financial assets measured at fair value using significant unobservable inputs (Level 3) for the year ended December 31, 2008:

Balance as of January 1, 2008	$—
Transfers into Level 3	6,770
Redemptions	(6,770)

Balance as of December 31, 2008	$—

MARKETAXESS HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of December 31, 2007, the Company had $13.1 million invested in municipal auction rate securities (“MARS”). Liquidity for these securities is typically provided by an auction process that resets the applicable interest rate at pre-determined 35-day intervals. Auctions for six securities with a par value of $11.2 million began to fail in February 2008 and, as a result, the Company had been unable to liquidate these holdings. During 2008, all of the securities were redeemed or had successful auctions at par value. The Company no longer has any investments in MARS.

The Company enters into foreign currency forward contracts with a noncontrolling broker-dealer client to hedge its exposure to variability in foreign currency cash flows resulting from the net investment in its U.K. subsidiary. The Company assesses each foreign currency forward contract to ensure that it is highly effective at reducing the exposure being hedged. The Company designates each foreign currency forward contract as a hedge, assesses the risk management objective and strategy, including identification of the hedging instrument, the hedged item and the risk exposure and how effectiveness is to be assessed prospectively and retrospectively. These hedges are for a one-month period and are used to limit exposure to foreign currency exchange rate fluctuations. The gross and net fair value liability of $0.3 million as of December 31, 2009 is included in accounts payable and the gross and net fair value asset of $0.3 million as of December 31, 2008 is included in accounts receivable in the Consolidated Statements of Financial Condition. Gains or losses on foreign currency forward contracts designated as hedges are included in accumulated other comprehensive loss on the Consolidated Statements of Financial Condition. A summary of the foreign currency forward contract is as follows:

	As of December 31,
	2009	2008
	(In thousands)

Notional value	$28,040	$20,041
Fair value of notional	28,299	19,777

Gross and net fair value (liability) asset	$(259)	$264

The following is a summary of the Company’s securities available-for-sale:

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In thousands)

As of December 31, 2009
U.S. government obligations	$39,629	$469	$(20)	$40,078
Municipal securities	28,878	4	(9)	28,873
Corporate bonds	2,028	18	—	2,046

Total securities available-for-sale	$70,535	$491	$(29)	$70,997

As of December 31, 2008
Municipal securities	$33,138	$55	$(16)	$33,177
Corporate bonds	2,054	—	(4)	2,050

Total securities available-for-sale	$35,192	$55	$(20)	$35,227

MARKETAXESS HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the contractual maturities of securities available-for-sale:

	As of December 31,
	2009	2008
	(In thousands)

Less than one year	$30,919	$18,702
Due in 1 – 5 years	40,078	16,525

Total securities available-for-sale	$70,997	$35,227

Proceeds from the maturities of securities available-for-sale during 2009, 2008 and 2007 were $22.1 million, $46.3 million and $46.2 million, respectively.

The following table provides fair values and unrealized losses on securities available-for-sale and by the aging of the securities’ continuous unrealized loss position:

	Less than Twelve Months		Twelve Months or More		Total
	Estimated	Gross	Estimated	Gross	Estimated	Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(In thousands)

As of December 31, 2009
U.S. government obligations	$9,944	$(20)	$—	$—	9,944	$(20)
Municipal securities	13,644	(9)	—	—	13,644	(9)
Corporate bonds	—	—	—	—	—	—

Total	$23,588	$(29)	$—	$—	$23,588	$(29)

As of December 31, 2008
Municipal securities	$7,222	$(16)	$—	$—	7,222	$(16)
Corporate bonds	2,050	(4)	—	—	2,050	(4)

Total	$9,272	$(20)	$—	$—	$9,272	$(20)

6.	Furniture, Equipment and Leasehold Improvements

Furniture, equipment and leasehold improvements, net, are comprised of the following:

	As of December 31,
	2009	2008
	(In thousands)

Computer hardware and related software	$14,932	$18,015
Office hardware	1,417	3,574
Furniture and fixtures	2,305	1,791
Leasehold improvements	4,008	2,074
Computer hardware under capital lease	1,419	696
Accumulated depreciation and amortization	(17,225)	(22,781)

Total furniture, equipment and leasehold improvements, net	$6,856	$3,369

During the years ended December 31, 2009, 2008 and 2007, depreciation and amortization expense was $2.2 million, $2.3 million and $2.9 million, respectively.

MARKETAXESS HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7.	Software Development Costs

During the years ended December 31, 2009, 2008 and 2007, software development costs totaling $1.9 million, $2.4 million and $3.4 million, respectively, were capitalized. Non-capitalized software costs and routine maintenance costs are expensed as incurred and are included in employee compensation and benefits and professional and consulting fees on the Consolidated Statements of Operations. During the years ended December 31, 2009, 2008 and 2007, amortization expense was $3.0 million, $3.5 million and $4.2 million, respectively. Software development costs, net, are comprised of the following:

	As of December 31,
	2009	2008
	(In thousands)

Software development costs	$19,302	$19,607
Accumulated amortization	(15,882)	(15,086)

Total software development costs, net	$3,420	$4,521

8.	Goodwill and Intangible Assets

Goodwill and intangible assets principally relate to the acquisitions of Greenline and TWS. The following is a summary of goodwill:

	Year Ended December 31,
	2009	2008
	(In thousands)

Greenline acquisition	$29,405	$29,853
TWS acquisition	2,177	2,177
Other	202	202

Total	$31,784	$32,232

Intangible assets that are subject to amortization, including the related accumulated amortization, are comprised of the following:

	December 31,			December 31,
	2009			2008
		Accumulated	Net Carrying		Accumulated	Net Carrying
	Cost	Amortization	Amount	Cost	Amortization	Amount
	(In thousands)

Technology	$4,010	$(1,807)	$2,203	$4,010	$(1,110)	$2,900
Customer relationships	3,530	(1,119)	2,411	3,530	(604)	2,926
Non-competition agreements	1,260	(459)	801	1,260	(207)	1,053
Tradenames	590	(259)	331	590	(155)	435

Total	$9,390	$(3,644)	$5,746	$9,390	$(2,076)	$7,314

Amortization expense associated with identifiable intangible assets was $1.6 million, $2.0 million and $32,000 for the years ended December 31, 2009, 2008 and 2007, respectively. Estimated total amortization expense is $1.5 million for 2010 and 2011, $1.4 million for 2012, $0.5 million for 2013 and $0.3 million for 2014.

During the third quarter of 2008, the Company determined that the technology, customer relationships and tradename intangible assets recognized in connection with the TWS acquisition were impaired. A charge of $0.7 million was recorded to reflect negative current period operating results and reduced revenue expectations for connectivity solutions principally delivered to broker-dealers.

MARKETAXESS HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9.	Income Taxes

The provision for income taxes consists of the following:

	Year Ended December 31,
	2009	2008	2007
	(In thousands)

Current:
Federal	$(308)	$124	$—
State and local	57	29	81
Foreign	2,022	253	212

Total current provision	1,771	406	293

Deferred:
Federal	6,763	1,883	3,596
State and local	5,014	1,076	1,825
Foreign	399	1,570	1,217

Total deferred provision	12,176	4,529	6,638

Provision for income taxes	$13,947	$4,935	$6,931

Pre-tax income from U.S. operations was $21.6 million, $6.7 million and $13.0 million for the years ended December 31, 2009, 2008 and 2007, respectively. Pre-tax income from foreign operations was $8.4 million, $6.1 million and $4.3 million for the years ended December 31, 2009, 2008 and 2007, respectively.

The difference between the Company’s reported provision for income taxes and the amount computed by multiplying pre-tax income taxes by the U.S. federal statutory rate of 35% is as follows:

	Year Ended December 31,
	2009	2008	2007
	(In thousands)

U.S. federal tax at statutory rate	$10,517	$4,492	$6,037
State and local taxes — net of federal benefit	1,836	685	1,212
Stock compensation	361	350	191
Change in rates for deferred tax assets	1,561	(19)	537
Tax-exempt interest income	(175)	(655)	(909)
Other, net	(153)	82	(137)

Provision for income taxes	$13,947	$4,935	$6,931

During 2009 and 2007, the Company reduced the income tax rates used for recording the deferred tax assets to reflect the tax rates anticipated to be in effect when the temporary differences are expected to reverse, resulting in a decrease in the deferred tax assets and an increase in tax expense of $1.6 million and $0.5 million, respectively. The

MARKETAXESS HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2009 tax rate change reflects a refinement in the Company’s state and local tax apportionment methodology. The following is a summary of the Company’s net deferred tax assets:

	As of December 31,
	2009	2008
	(In thousands)

Deferred tax assets
U.S net operating loss carryforwards	$15,975	$28,871
Foreign net operating loss carryforwards	403	811
Depreciation	754	956
Stock compensation expense	5,807	4,490
Restructuring charges	602	767
Tax credits	3,314	3,253
Other	1,289	2,058

Total deferred tax assets	28,144	41,206
Valuation allowance	(666)	(567)

Net deferred tax assets	27,478	40,639
Deferred tax liabilities
Capitalized software development costs	(1,294)	(1,925)
Intangible assets	(2,204)	(3,048)

Deferred tax assets, net	$23,980	$35,666

As of December 31, 2009, the Company has deferred tax assets associated with stock-based compensation of approximately $5.8 million. There is a risk that the ultimate tax benefit realized upon the exercise of stock options or vesting of restricted stock could be less than the tax benefit previously recognized and in a manner sufficient to exhaust the additional-paid-in-capital pool. If this should occur, any excess tax benefit previously recognized would be reversed, resulting in an increase in tax expense. Since the tax benefit to be realized in the future is unknown, it is not currently possible to estimate the impact on the deferred tax balance. As of December 31, 2009, the additional paid-in-capital pool is approximately $2.8 million.

MARKETAXESS HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A summary of the Company’s net operating loss and tax credit carryforwards and their expiration dates is as follows:

	Tax Operating
Year of Expiration	Losses	Tax Credits
	(In thousands)

U.S. carryforwards:
2012 to 2018	$—	$193
2019	3,733	809
2020	3,400	3
2021	5,191	—
2022	14,004	122
2025 to 2028	56,024	1,556

Total U.S. carryforwards	82,352	2,683
Credits with no expiration date		631
Foreign carryforwards expiring from 2026 to 2029	540	—

Total	$82,892	$3,314

The exercise of warrants during 2007 and prior years (see Note 11) resulted in an unrecognized deferred tax asset of $16.5 million that will be recorded as an increase to additional paid-in-capital once the tax benefit serves to reduce taxes payable in future years.

In 2000 and 2001, MarketAxess Holdings Inc. and MarketAxess Corporation had an ownership change within the meaning of Section 382 of the Internal Revenue Code. Net operating loss carryforwards relating to the ownership change are $37.2 million as of December 31, 2009. However, only $4.8 million is deemed utilizable and recognized as a net operating loss carryforward. Greenline experienced an ownership change within the meaning of Section 382 of the Internal Revenue Code in 2008. The Company does not believe that this ownership change significantly impacts the ability to utilize existing or acquired net operating loss carryforwards. In addition, the Company’s net operating loss and tax credit carryforwards may be subject to additional annual limitations if there is a 50% or greater change in the Company’s ownership, as determined over a rolling three-year period.

The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which the temporary differences become deductible. If it is not more likely than not that some portion or all of the gross deferred income tax assets will be realized in future years, a valuation allowance is recorded. As a result of the implementation of a new accounting standard effective January 1, 2007, certain deferred tax assets aggregating $14.1 million were no longer recognized and the related valuation allowance was reversed effective January 1, 2007. As of December 31, 2009, the valuation allowance relates to certain tax credits and foreign and state tax loss carryforwards that are not expected to be realized. A summary of the changes in the valuation allowance follows:

	Year Ended December 31,
	2009	2008	2007
	(In thousands)

Valuation allowance at beginning of year	$567	$623	$14,768
Increase (decrease) to valuation allowance attributable to:
Net operating losses	39	156	(14,105)
Temporary differences	186	(212)	(40)
Tax credits	(126)	—	—

Valuation allowance at end of year	$666	$567	$623

MARKETAXESS HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company or one of its subsidiaries files U.S. federal, state and foreign income tax returns. No income tax returns have been audited, with the exception of New York city and state (through 2003) and Connecticut state (through 2003) tax returns. The Company’s New York state franchise tax returns for 2004 through 2006 are currently under examination. The Company cannot estimate when the examination will conclude. An examination of the New York state income tax returns for 2000 through 2003 concluded in 2008 resulting in a net payment by the Company of $0.1 million. During 2007, an examination of the New York City tax returns for 2001 to 2003 concluded with no adjustments. In addition, an examination of the Company’s Connecticut income tax returns for 2003 and 2004 concluded in 2007 resulting in a payment of taxes and interest aggregating $0.1 million.

As of December 31, 2009, the Company has unrecognized tax benefits of $2.9 million. If recognized, this entire amount would impact the effective tax rate. The Company currently anticipates the amount of unrecognized tax benefits to increase by approximately $0.3 million by December 31, 2010. A reconciliation of the unrecognized tax benefits is as follows (in thousands):

	Year Ended December 31,
	2009	2008	2007
	(In thousands)

Balance at beginning of year	$2,685	$2,685	$2,685
Additions for tax positions of prior years	239	—	88
Reductions of tax positions of prior years	—	—	(7)
Settlements	—	—	(81)

Balance at end of year	$2,924	$2,685	$2,685

As a result of the implementation of a new accounting standard effective January 1, 2007, the Company recognized an increase in deferred tax assets of $3.0 million related to previously unrecognized tax benefits, which was accounted for as an increase to additional paid-in capital of $0.3 million and an increase in accrued expenses of $2.7 million.

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

	As of December 31,
	2009	2008
	(In thousands)

Cash and cash equivalents	$101,273	$106,649
Securities and cash provided as collateral	4,067	3,816
Accounts receivable	3,431	1,930
Accounts payable	29	11

MARKETAXESS HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended December 31,
	2009	2008	2007
	(In thousands)

Commissions	$14,103	$12,466	$31,442
Technology products and services	35	33	—
Information and user access fees	243	276	798
Investment income	214	1,165	2,062
Other income	152	169	452
General and administrative	79	57	207

As of December 31, 2009 and 2008, the Company had loans and interest receivable due from the Chief Executive Officer of $0.7 million and $1.0 million, respectively, which are described in more detail in Footnote 11, “Stockholders’ Equity.” The accrued interest on the loans is recorded in accounts receivable and the principal amount is recorded as a receivable for common stock subscribed in stockholders’ equity on the Consolidated Statements of Financial Condition. During both 2009 and 2008, principal and interest payments of $0.3 million were received.

11.	Stockholders’ Equity

Common Stock

As of December 31, 2009 and 2008, the Company had 110,000,000 authorized shares of common stock and 10,000,000 authorized shares of non-voting common stock. Common stock entitles the holder to one vote per share of common stock held. Non-voting common stock is convertible on a one-for-one basis into shares of voting common stock at any time subject to a limitation on conversion to the extent such conversion would result in a stockholder, together with its affiliates, owning more than 9.99% of the outstanding shares of common stock. During 2007, a total of 539,725 shares of non-voting common stock were converted to voting common stock.

In October 2006, the Board of Directors of the Company authorized a share repurchase program for up to $40.0 million of common stock. Shares repurchased under the program are held in treasury for future use. During 2008 and 2007, a total of 221,406 shares and 2,452,214 shares were repurchased at a cost of $2.8 million and $34.6 million, respectively. The share repurchase program was completed in January 2008. A total of 2,864,120 shares were repurchased at an aggregate cost of $40.0 million over the life of the repurchase program.

Common Stock Subscribed

In 2001, the Company awarded 289,581 shares to the Company’s Chief Executive Officer at $3.60 per share, which vested over a three-year period. The common stock subscribed was issued in 2001 in exchange for four eleven-year promissory notes that bear interest at the applicable federal rate and are collateralized by the subscribed shares.

Warrants

In April 2000, the Board of Directors initiated a warrant program that commenced on February 1, 2001. Under this program, the Company reserved for issuance 5,000,002 shares of common stock. The warrants were issued to holders of Series A, C, E and I redeemable convertible preferred stock (the “Warrant Holders”). The Warrant Holders were entitled to purchase shares of common stock from the Company at an exercise price of $.003. The warrants were issued to the Warrant Holders at the time that they made an equity investment in the Company. Allocations were based on each broker-dealer client’s respective commissions as a percentage of the total commissions from the six participating Warrant Holders, calculated on a quarterly basis. The final share allocations under the warrant program occurred on March 1, 2004. Shares allocated under the warrant program were expensed

MARKETAXESS HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

on a quarterly basis at fair market value. During the year ended December 31, 2007, two Stockholder Broker-Dealer Clients converted 2,379,200 warrants into 2,378,764 shares of common stock through non-cash exercises. Upon such exercises, no further warrants were outstanding.

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

As discussed above, the Warrants entitle the Purchasers to purchase an aggregate of 700,000 shares of common stock at an exercise price of $10.00 per share. The Warrants may be exercised for cash or on a net exercise basis. The

MARKETAXESS HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Warrants expire on the tenth anniversary of the date they were first issued and are subject to customary anti-dilution adjustments in the event of stock splits, reverse stock splits, stock dividends and similar transactions. The net proceeds from the issuance have been allocated to the Series B Preferred Stock and Warrants based on their relative fair value on the respective closing dates and resulted in $3.2 million being allocated to the Warrants. The fair value of the Warrants was computed using the Black-Scholes option-pricing model.

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

Dividends

Prior to 2009, the Company retained all earnings for investment in its business. In October 2009, the Company’s Board of Directors approved a regular quarterly dividend. The first quarterly cash dividend of $0.07 per share was paid to holders of common stock outstanding or issuable upon conversion of outstanding shares of non-voting common stock and Series B Preferred Stock in November 2009 and a quarterly cash dividend of $0.07 per share will be paid on March 3, 2010 to such stockholders of record as of the close of business on February 17, 2010. Any future declaration and payment of dividends will be at the sole discretion of the Company’s Board of Directors. The Board of Directors may take into account such matters as general business conditions, the Company’s financial results, capital requirements, contractual, legal, and regulatory restrictions on the payment of dividends to the Company’s stockholders or by the Company’s subsidiaries to the parent and any such other factors as the Board of Directors may deem relevant.

Stockholder Rights Agreement

On June 2, 2008, the Board of Directors adopted and the Company’s stockholders subsequently ratified a stockholders rights agreement and declared a distribution of one right (a “Right”) for each outstanding share of common stock and non-voting common stock, to stockholders of record at the close of business on June 20, 2008 and for each share of common stock and non-voting common stock issued by the Company thereafter and prior to the Distribution Date (as defined in the stockholders rights agreement). Each Right entitles the registered holder, subject to the terms of the stockholders rights agreement, to purchase from the Company one one-thousandth of a share of Series A Preferred Stock, par value $0.001 per share (a “Unit), at a price of $40.00 per Unit, subject to adjustment.

12.	Stock-Based Compensation Plans

The Company has three stock incentive plans which provide for the grant of stock options, stock appreciation rights, restricted stock, performance shares, performance units, or other stock-based awards as incentives and rewards to encourage employees, consultants and non-employee directors to participate in the long-term success of the Company. On June 7, 2006, stockholder approval was obtained for an amendment and restatement of the 2004 Stock Incentive Plan to, among other things, increase the number of shares authorized for issuance under the plan from 3,084,802 to 9,754,802 shares. As of December 31, 2009, there were 4,924,500 shares available for grant under the stock incentive plans.

MARKETAXESS HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Total stock-based compensation expense was as follows:

	Year Ended December 31,
	2009	2008	2007
	(In thousands)

Employee:
Stock options	$2,858	$3,757	$3,045
Restricted stock and performance shares	5,040	2,832	2,103

	7,898	6,589	5,148

Non-employee directors:
Stock options	143	139	153
Restricted stock	373	333	333

	516	472	486

Total stock-based compensation	$8,414	$7,061	$5,634

The Company records stock-based compensation expense for employees in employee compensation and benefits and for non-employee directors in general and administrative expenses in the Consolidated Statements of Operations.

Stock Options

The exercise price of each option granted is equal to the market price of the Company’s common stock on the date of grant. Generally, option grants have provided for vesting over a three-year period. Options expire ten years from the date of grant.

The fair value of each option award is estimated on the date of grant using the Black-Scholes option-pricing model. The determination of fair value of share-based payment awards on the date of grant using an option-pricing model is affected by the Company’s stock price as well as assumptions regarding a number of highly complex and subjective variables, including the expected stock price volatility over the term of the awards, the risk-free interest rate and the expected term. Expected volatilities are based on historical volatility of the Company’s stock and a peer group. The risk-free interest rate is based on U.S. Treasury securities with a maturity value approximating the expected term of the option. The expected term represents the period of time that options granted are expected to be outstanding based on actual and projected employee stock option exercise behavior.

The following table represents the assumptions used for the Black-Scholes option-pricing model to determine the per share weighted-average fair value for options granted for the three years ended December 31, 2009:

	2009	2008	2007

Weighted-average expected life (years)	5.4	6.1	5.0
Weighted-average risk-free interest rate	2.4%	3.1%	4.7%
Weighted-average expected volatility	49.8%	37.6%	44.6%
Weighted-average fair value per option granted	$4.60	$4.51	$6.02

MARKETAXESS HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table reports stock option activity during the three years ended December 31, 2009 and the intrinsic value as of December 31, 2009:

			Remaining
	Number of	Weighted-Average	Contractual
	Shares	Exercise Price	Term	Intrinsic Value
				(In thousands)

Outstanding at December 31, 2006	5,713,860	$8.65
Granted	638,500	$13.26
Canceled	(550,947)	$11.55
Exercised	(774,521)	$7.76

Outstanding at December 31, 2007	5,026,892	$9.05
Granted	851,620	$10.77
Canceled	(516,408)	$11.60
Exercised	(74,929)	$2.93

Outstanding at December 31, 2008	5,287,175	$9.17
Granted	140,239	$9.66
Canceled	(199,932)	$11.07
Exercised	(60,924)	$9.54		$83

Outstanding at December 31, 2009	5,166,558	$9.10	5.3	$25,701

Exercisable at December 31, 2009	4,369,858	$8.80	4.9	$23,188

The intrinsic value is the amount by which the closing price of the Company’s common stock on December 31, 2009 of $13.90 or the price on the day of exercise exceeds the exercise price of the stock options multiplied by the number of shares. As of December 31, 2009, there was $2.3 million of total unrecognized compensation cost related to non-vested stock options. That cost is expected to be recognized over a weighted-average period of 1.1 years.

Restricted Stock

Shares of restricted stock generally vest over a period of three years. Compensation expense is measured at the grant date and recognized ratably over the vesting period.

MARKETAXESS HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table reports restricted stock activity during the three years ended December 31, 2009:

		Weighted-
		Average
	Number of	Grant Date Fair
	Restricted Shares	Value

Outstanding at December 31, 2006	880,594	$12.29
Granted	96,642
Canceled	(54,498)
Vested	(215,735)

Outstanding at December 31, 2007	707,003	$12.69
Granted	151,915
Canceled	(6,967)
Vested	(203,957)

Outstanding at December 31, 2008	647,994	$12.14
Granted	659,520
Canceled	(500)
Vested	(272,875)

Outstanding at December 31, 2009	1,034,139	$9.64

As of December 31, 2009, there was $6.0 million of total unrecognized compensation expense related to non-vested restricted stock. That cost is expected to be recognized over a weighted-average period of 1.3 years.

Performance Shares

During 2009 and 2008, the Company granted performance share awards to certain senior managers. Each performance share award is earned or forfeited based on the level of achievement by the Company of pre-tax operating income on a per share basis before performance share and cash bonus expense. The pay-out ranges from zero to 150% of the performance share award. For each performance share earned, a participant is awarded an equal number of shares of restricted stock. Any restricted stock awarded to a participant vests and ceases to be restricted stock in two equal installments on each of the second and third anniversaries of the date of grant of the applicable performance share award. The Company failed to meet the pre-tax operating income per share target for 2008 and, accordingly, all of the performance share awards were forfeited. For 2009, the pay-out achievement was 150% of the performance award. The following table reports performance share activity during 2008 and 2009:

	2009	2008

Share pay-out at plan	137,778	177,680
Actual share pay-out	206,664	0
Fair value per share on grant date	$7.94	$10.93

MARKETAXESS HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

13.	Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per common share:

	Year Ended December 31,
	2009	2008	2007
	(In thousands, except share and per share amounts)

Basic EPS
Net income	$16,102	$7,899	$10,320
Amount allocable to common shareholders	90.5%	94.3%	100.0%

Net income applicable to common stock	$14,569	$7,449	$10,320
Common stock — voting	30,678,174	30,245,269	29,572,451
Common stock — non-voting	2,585,654	2,585,654	2,720,585

Basic weighted average shares outstanding	33,263,828	32,830,923	32,293,036

Basic earnings per share	$0.44	$0.23	$0.32

Diluted EPS
Net income	$16,102	$7,899	$10,320
Basic weighted average shares outstanding	33,263,828	32,830,923	32,293,036
Effect of dilutive shares:
Series B Preferred Stock	3,500,000	1,983,334	—
Stock options, restricted stock and warrants	1,318,151	923,122	2,160,159

Diluted weighted average shares outstanding	38,081,980	35,737,379	34,453,195

Diluted earnings per share	$0.42	$0.22	$0.30

Stock options, restricted stock and warrants totaling 3,647,376 shares, 4,718,939 shares and 719,921 shares for the years ended December 31, 2009, 2008 and 2007, respectively, were excluded from the computation of diluted earnings per share because their effect would have been antidilutive. The computation of diluted shares can vary among periods due, in part, to the change in the average price of the Company’s common stock.

14.	Commitments and Contingencies

The Company leases office space and equipment under non-cancelable lease agreements expiring at various dates through 2022. Office space leases are subject to escalation based on certain costs incurred by the landlord. Minimum rental commitments under such operating and capital leases, net of sublease income, are as follows:

Year Ending December 31,	Operating Leases	Capital Leases
	(In thousands)

2010	$1,777	$336
2011	1,996	336
2012	1,939	336
2013	1,946	322
2014	1,988	40
2015 and thereafter	12,762	—

Minimum lease payments	22,408	1,370
Less amount representing interest	—	188

	$22,408	$1,182

MARKETAXESS HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Rental expense for the years ended December 31, 2009, 2008 and 2007 was $2.7 million, $2.4 million and $2.2 million, respectively, and is included in occupancy expense in the Consolidated Statements of Operations. Rental expense has been recorded based on the total minimum lease payments after giving effect to rent abatement and concessions, which are being amortized on a straight-line basis over the life of the lease, and sublease income.

The Company has entered into a sublease agreement on one of its leased properties through the April 2011 lease termination date. In May 2008, the Company assigned the lease agreement on another leased property to a third party. The Company is contingently liable should the assignee default on future lease obligations through the November 2015 lease termination date. The aggregate amount of future lease obligations under these two arrangements is $3.7 million as of December 31, 2009.

The Company is contingently obligated for standby letters of credit that were issued to landlords for office space. The Company uses a U.S. government obligation as collateral for these standby letters of credit. This collateral is included with securities and cash provided as collateral in the Consolidated Statements of Financial Condition and had a fair market value as of December 31, 2009 and 2008 of $3.5 million and $3.3 million, respectively.

MarketAxess Corporation executes certain bond transactions between and among institutional investor and broker-dealer clients on a riskless principal basis by serving as counterparty to both the buyer and the seller in matching back-to-back trades, which are then settled through a third-party clearing organization. MarketAxess Corporation acts as intermediary on a riskless principal basis in these bond transactions by serving as counterparty to the two clients involved. Settlement typically occurs within one to three trading days after the trade date. Cash settlement of the transaction occurs upon receipt or delivery of the underlying instrument that was traded. Under a securities clearing agreement with the independent third party, MarketAxess Corporation maintains a collateral deposit with the clearing broker in the form of cash. As of December 31, 2009 and 2008, the collateral deposit included in securities and cash provided as collateral in the Consolidated Statements of Financial Condition was $0.5 million. MarketAxess Corporation is exposed to credit risk in the event a counterparty does not fulfill its obligation to complete a transaction. Pursuant to the terms of the securities clearing agreement between MarketAxess Corporation and the independent clearing broker, the clearing broker has the right to charge MarketAxess Corporation for losses resulting from a counterparty’s failure to fulfill its contractual obligations. The losses are not capped at a maximum amount and apply to all trades executed through the clearing broker. At December 31, 2009, MarketAxess Corporation had not recorded any liabilities with regard to this right.

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

MARKETAXESS HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The FINRA hearing, originally scheduled for February 2009, was further postponed in September 2009 and February 2010. New hearing dates have not yet been established. The Company believes that these claims are wholly without merit and has vigorously defended against them. Based on currently available information, the Company believes that the likelihood of a material loss is not probable. Accordingly, no amount has been provided in the accompanying financial statements. However, arbitration is subject to inherent uncertainties and unfavorable rulings could occur.

15.	Segment Information

As an electronic multi-dealer platform for the trading of fixed-income securities, the Company’s operations constitute a single business segment. Because of the highly integrated nature of the financial markets in which the Company competes and the integration of the Company’s worldwide business activities, the Company believes that results by geographic region or client sector are not necessarily meaningful in understanding its business.

16.	Retirement Savings Plans

The Company, through its U.S. and U.K. subsidiaries, offers its employees the opportunity to invest in defined contribution plans. For the years ending December 31, 2009, 2008 and 2007, the Company contributed $0.6 million, $0.4 million and $0.6 million, respectively, to the plans.

17.	Customer Concentration

During the years ended December 31, 2009, 2008 and 2007, no single client accounted for more than 10% of total revenue. One institutional investor client accounted for 12.1%, 10.8% and 12.2% of trading volumes during the years ended December 31, 2009, 2008 and 2007, respectively.

18.	Subsequent Events

The Company has performed an evaluation of subsequent events through the date of issuance of the accompanying Consolidated Financial Statements.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures.  Our management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our “disclosure controls and procedures,” as that term is defined in Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of December 31, 2009. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective to ensure that information required to be disclosed by MarketAxess in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and to ensure that information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

(b) Management’s Annual Report on Internal Control Over Financial Reporting. See Item 8 of this Annual Report on Form 10-K.

(c) Attestation Report of the Independent Registered Public Accounting Firm.  See Report of Independent Registered Public Accounting Firm included in Item 8 of this Annual Report on Form 10-K.

(d) Changes in Internal Control Over Financial Reporting.  There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2009 identified in connection with the evaluation thereof by our management, including the Chief Executive Officer and Chief Financial Officer, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

The information required by this item is incorporated herein by reference to the sections entitled “Proposal 1 — Election of Directors,” “Corporate Governance and Board Matters,” “Executive Officers” and “Other Matters — Section 16(a) beneficial ownership reporting compliance” in the Company’s definitive Proxy Statement (the “Proxy Statement”) for the Annual Meeting of Stockholders to be held in the second quarter of 2010. The Company intends to file the Proxy Statement within 120 days after the end of its fiscal year (i.e., on or before April 30, 2010). The Company’s Code of Conduct applicable to directors and all employees, including senior financial officers, is available on the Company’s website at www.marketaxess.com. If the Company makes any amendments to its Code of Conduct that is required to be disclosed pursuant to the Exchange Act, the Company will make such disclosures on its website.

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

Equity Compensation Plan Information

The following table provides certain information regarding common stock authorized for issuance under the Company’s equity compensation plans as of December 31, 2009.

			Number of Securities
			Remaining Available for
	Number of Securities		Future Issuance under
	to be Issued upon	Weighted-Average	Equity Compensation
	Exercise of	Exercise Price of	Plans (Excluding
	Outstanding Options,	Outstanding Options,	Securities Reflected
	Warrants and Rights	Warrants and Rights	in Column (a))
Plan Category	(a)	(b)	(c)

Equity compensation plans approved by stockholders(1)	4,277,669	$10.43	4,924,500
Equity compensation plans not approved by stockholders(2)	888,889	$2.70	—

Total	5,166,558	$9.10	4,924,500

(1)	These plans consist of the Company’s 2004 Stock Incentive Plan (Amended and Restated Effective April 28, 2006), 2001 Stock Incentive Plan and 2000 Stock Incentive Plan.

(2)	Represents the grant of a stock option made in February 2003 to a senior officer. This option is fully vested.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

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

(b) Exhibit Listing

Number		Description

3.1		Intentionally omitted
3	.2*	Amended and Restated Certificate of Incorporation
3.3		Intentionally omitted
3	.4*	Amended and Restated Bylaws
3.5		Form of Certificate of Designation of Series A Preferred Stock of MarketAxess Holdings Inc. (incorporated by reference to Exhibit 3.1 to the registrant’s Registration Statement on Form 8-A dated June 3, 2008)
3.6		Form of Certificate of Designation of Series B Preferred Stock of MarketAxess Holdings Inc. (incorporated by reference to Exhibit 3.2 to the registrant’s Current Report on Form 8-K dated June 2, 2008)
4	.1*	Specimen Common Stock certificate
4	.2*	Sixth Amended and Restated Registration Rights Agreement
4	.3*	See Exhibits 3.2 and 3.4 for provisions defining the rights of holders of common stock and non-voting common stock of the registrant
4.4		Investor Rights Agreement by and among MarketAxess Holdings Inc., a Delaware corporation, TCV VI, L.P., a Delaware limited partnership, and TCV Member Fund, L.P., a Delaware limited partnership, dated June 2, 2008 (incorporated by reference to Exhibit 4.1 to the registrant’s Current Report on Form 8-K dated June 2, 2008)
4.5		Form of Warrant issued by MarketAxess Holdings Inc. (incorporated by reference to Exhibit 4.2 to the registrant’s Current Report on Form 8-K dated June 2, 2008)
4.6		Stockholders Rights Agreement, dated as of June 2, 2008 by and between MarketAxess Holdings Inc. and American Stock Transfer & Trust Company, LLC, as Rights Agent (incorporated by reference to Exhibit 4.1 to the registrant’s Registration Statement on Form 8-A dated June 3, 2008)
10	.1(a)	Employment Agreement, dated as of May 3, 2004, by and between MarketAxess Holdings Inc. and Richard M. McVey (incorporated by reference to Exhibit 10.1 to the registrant’s Registration Statement on Form S-1, as amended (Registration No. 333-112718)#
10	.1(b)	Amendment to Employment Agreement, dated as of December 19, 2008, by and between MarketAxess Holdings Inc. and Richard M. McVey (incorporated by reference to Exhibit 10.1(b) to the registrant’s Form 10-K for the year ended December 31, 2008 filed on March 3, 2009)#
10	.2(a)*	Restricted Stock Purchase Agreement, dated as of June 11, 2001, by and between MarketAxess Holdings Inc. and Richard M. McVey#
10	.2(b)*	Full Recourse Secured Promissory Note, dated June 11, 2001, by Richard M. McVey in favor of MarketAxess Holdings Inc.#
10	.2(c)*	Non-Recourse Secured Promissory Note, dated June 11, 2001, by Richard M. McVey in favor of MarketAxess Holdings Inc.#
10	.2(d)*	Stock Pledge Agreement, dated as of June 11, 2001, by and between MarketAxess Holdings Inc. and Richard M. McVey#
10	.2(e)*	Restricted Stock Purchase Agreement, dated as of July 1, 2001, by and between MarketAxess Holdings Inc. and Richard M. McVey#
10	.2(f)*	Full Recourse Secured Promissory Note, dated July 1, 2001, by Richard M. McVey in favor of MarketAxess Holdings Inc.#

Number		Description

10	.2(g)*	Non-Recourse Secured Promissory Note, dated July 1, 2001, by Richard M. McVey in favor of MarketAxess Holdings Inc.#
10	.2(h)*	Stock Pledge Agreement, dated as of July 1, 2001, by and between MarketAxess Holdings Inc. and Richard M. McVey#
10	.3*	Stock Option Agreement, dated February 7, 2003, by and between MarketAxess Holdings Inc. and Richard M. McVey#
10.4		Intentionally omitted
10.5		Intentionally omitted
10	.6*	MarketAxess Holdings Inc. Amended and Restated 2000 Stock Incentive Plan#
10	.7*	MarketAxess Holdings Inc. Amended and Restated 2001 Stock Incentive Plan#
10	.8*	Amendment No. 1 to the MarketAxess Holdings Inc. Amended and Restated 2001 Stock Incentive Plan#
10	.9*	Amendment to the MarketAxess Holdings Inc. 2001 and 2000 Stock Incentive Plans#
10	.10(a)	MarketAxess Holdings Inc. 2004 Stock Incentive Plan (amended and restated effective April 28, 2006) (incorporated by reference to Appendix A to the registrant’s Proxy Statement for its Annual Meeting for Stockholders held on June 7, 2006, filed on May 1, 2006)#
10	.10(b)	Form of Incentive Stock Option Agreement pursuant to the MarketAxess Holdings Inc. 2004 Stock Incentive Plan (amended and restated effective April 28, 2006) (incorporated by reference to Appendix B to the registrant’s Proxy Statement for its Annual Meeting of Stockholders held on June 7, 2006, filed on May 1, 2006)#
10	.10(c)	Form of Non Qualified Stock Option Agreement pursuant to the MarketAxess Holdings Inc. 2004 Stock Incentive Plan (amended and restated effective April 28, 2006) (incorporated by reference to Appendix C to the registrant’s Proxy Statement for its Annual Meeting of Stockholders held on June 7, 2006, filed on May 1, 2006)#
10	.11*	MarketAxess Holdings Inc. 2004 Annual Performance Incentive Plan#
10	.12*	Form of Indemnification Agreement
10.13		Restricted Stock Agreement Pursuant to MarketAxess Holdings Inc. 2004 Stock Incentive Plan, dated as of January 31, 2006, by and between MarketAxess Holdings Inc. and Richard M. McVey (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K dated March 30, 2006)#
10	.14(a)	Offer Letter dated August 21, 2006 between MarketAxess Holdings Inc. and T. Kelley Millet (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K dated September 12, 2006)#
10	.14(b)	Amendment to Employment Agreement, dated as of December 23, 2008, by and between MarketAxess Holdings Inc. and T. Kelley Millet (incorporated by reference to Exhibit 10.14(b) to the registrant’s Form 10-K for the year ended December 31, 2008 filed on March 3, 2009)#
10.15		Stock Option Agreement dated September 13, 2006 between MarketAxess Holdings Inc. and T. Kelley Millet (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K dated September 13, 2006)#
10.16		Restricted Stock Agreement dated September 13, 2006 between MarketAxess Holdings Inc. and T. Kelley Millet (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K dated September 13, 2006)#
10.17		Form of Performance Share Award Agreement for Messrs. McVey and Millet pursuant to the MarketAxess Holdings Inc. 2004 Stock Incentive Plan (as amended and restated effective April 28, 2006) (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K dated January 15, 2008)#
10.18		Form of Performance Share Award Agreement for Employees other than Messrs. McVey and Millet pursuant to the MarketAxess Holdings Inc. 2004 Stock Incentive Plan (as amended and restated effective April 28, 2006) (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K dated January 15, 2008)#
10.19		Form of Restricted Stock Agreement for Employees other than Messrs. McVey and Millet pursuant to the MarketAxess Holdings Inc. 2004 Stock Incentive Plan (as amended and restated effective April 28, 2006) (incorporated by reference to Exhibit 10.3 to the registrant’s Current Report on Form 8-K dated January 15, 2008)#

Number		Description

10.20		Form of Incentive Stock Option Agreement for Employees other than Messrs. McVey and Millet pursuant to the MarketAxess Holdings Inc. 2004 Stock Incentive Plan (as amended and restated effective April 28, 2006) (incorporated by reference to Exhibit 10.4 to the registrant’s Current Report on Form 8-K dated January 15, 2008)#
10.21		Form of Incentive Stock Option Agreement for Mr. McVey pursuant to the MarketAxess Holdings Inc. 2004 Stock Incentive Plan (as amended and restated effective April 28, 2006) (incorporated by reference to Exhibit 10.5 to the registrant’s Current Report on Form 8-K dated January 15, 2008)#
10.22		Form of Incentive Stock Option Agreement for Mr. Millet pursuant to the MarketAxess Holdings Inc. 2004 Stock Incentive Plan (as amended and restated effective April 28, 2006) (incorporated by reference to Exhibit 10.6 to the registrant’s Current Report on Form 8-K dated January 15, 2008)#
10.23		Stock Purchase and Investment Agreement, dated as of March 5, 2008, by and among MarketAxess Technologies Inc., Greenline Financial Technologies, Inc., the Sellers party thereto and the Sellers’ Representative party thereto (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K dated March 5, 2008)
10.24		Form of MarketAxess Holdings Inc. Restricted Stock Agreement, dated as of March 5, 2008, by and between MarketAxess Holdings Inc. and each of the Sellers party to the Stock Purchase and Investment Agreement listed as Exhibit 10.23 above (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K dated March 5, 2008)
10.25		Escrow Agreement, dated as of March 5, 2008, by and among MarketAxess Technologies Inc., the Sellers’ Representative and JPMorgan Chase Bank, National Association, as escrow agent (incorporated by reference to Exhibit 10.3 to the registrant’s Current Report on Form 8-K dated March 5, 2008)
10.26		Securities Purchase Agreement by and among MarketAxess Holdings Inc., a Delaware corporation, TCV VI, L.P., a Delaware limited partnership, and TCV Member Fund, L.P., a Delaware limited partnership, dated June 2, 2008 (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K dated June 2, 2008)
10.27		Form of Restricted Stock Agreement for Messrs. McVey and Millet pursuant to the MarketAxess Holdings Inc. 2004 Stock Incentive Plan (Amended and Restated effective April 28, 2006) (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K dated January 23, 2009)#
10	.28(a)	MarketAxess Severance Pay Plan, effective August 1, 2006 (incorporated by reference to Exhibit 10.28(a) to the registrant’s Form 10-K for the year ended December 31, 2008 filed on March 3, 2009)#
10	.28(b)	Amendment No. 1 to MarketAxess Severance Pay Plan, dated as of December 17, 2008 (incorporated by reference to Exhibit 10.28(b) to the registrant’s Form 10-K for the year ended December 31, 2008 filed on March 3, 2009)#
21	.1**	Subsidiaries of the Registrant
23	.1**	Consent of PricewaterhouseCoopers LLP
31	.1**	Certification by Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31	.2**	Certification by Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	.1**	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32	.2**	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Incorporated by reference to the identically-numbered exhibit to the registrant’s Registration Statement on Form S-1, as amended (Registration No. 333-112718).

**	Filed herewith.

#	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MARKETAXESS HOLDINGS INC.

By:	/s/ Richard M. McVey
Richard M. McVey
Chief Executive Officer

Date: February 26, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title(s)	Date

/s/ Richard M. McVey Richard M. McVey	Chief Executive Officer and Chairman of the Board of Directors (principal executive officer)	February 26, 2010

/s/ James N.B. Rucker James N.B. Rucker	Chief Financial Officer (principal financial and accounting officer)	February 26, 2010

/s/ Roger Burkhardt Roger Burkhardt	Director	February 26, 2010

/s/ Stephen P. Casper Stephen P. Casper	Director	February 26, 2010

/s/ David G. Gomach David G. Gomach	Director	February 26, 2010

/s/ Carlos Hernandez Carlos Hernandez	Director	February 26, 2010

/s/ Ronald M. Hersch Ronald M. Hersch	Director	February 26, 2010

/s/ Jerome S. Markowitz Jerome S. Markowitz	Director	February 26, 2010

/s/ T. Kelley Millet T. Kelley Millet	President and Director	February 26, 2010

/s/ Nicolas S. Rohatyn Nicolas S. Rohatyn	Director	February 26, 2010

/s/ John Steinhardt John Steinhardt	Director	February 26, 2010

/s/ Robert Trudeau Robert Trudeau	Director	February 26, 2010