Form 10-Q
period 2010-03-31
MARKETAXESS HOLDINGS INC
filed 2010-04-30
CIK 1278021

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2010
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number 001-34091
MARKETAXESS HOLDINGS INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	52-2230784 (IRS Employer Identification No.)

299 Park Avenue, 10th Floor New York, New York (Address of principal executive offices)	10171 (Zip Code)
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐       No ☑
     As of April 29, 2010, the number of shares of the Registrant’s voting common stock outstanding was 32,442,386 and the number of shares of the Registrant’s non-voting common stock was 2,585,654.

MARKETAXESS HOLDINGS INC.
FORM 10-Q FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2010

PART I — Financial Information
Item 1. Financial Statements
MARKETAXESS HOLDINGS INC.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Unaudited)

	As of
	March 31,	December 31,
	2010	2009
	(In thousands, except share
	and per share amounts)
ASSETS
Cash and cash equivalents	$104,552	$103,341
Securities available-for-sale, at fair value	63,142	70,997
Securities and cash provided as collateral	4,914	4,971
Accounts receivable, including receivables from related parties of $3,038 and $3,431, respectively, net of allowance of $903 and $859 as of March 31, 2010 and December 31, 2009, respectively	26,685	23,150
Furniture, equipment and leasehold improvements, net of accumulated depreciation and amortization	9,117	6,856
Software development costs, net of accumulated amortization	3,271	3,420
Goodwill and intangible assets, net of accumulated amortization	37,151	37,530
Prepaid expenses and other assets	3,171	3,041
Deferred tax assets, net	20,628	23,980

Total assets	$272,631	$277,286

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Accrued employee compensation	$4,337	$15,157
Deferred revenue	4,428	4,262
Accounts payable, accrued expenses and other liabilities, including payables to related parties of $32 and $29 as of March 31, 2010 and December 31, 2009, respectively	11,338	11,050

Total liabilities	20,103	30,469

Commitments and Contingencies (Note 10)	—	—

Series B Preferred Stock, $0.001 par value, 35,000 shares authorized, issued and outstanding as of March 31, 2010 and December 31, 2009, liquidation preference of $1,000 per share	30,315	30,315

Stockholders’ equity
Preferred stock, $0.001 par value, 4,855,000 shares authorized, no shares issued and outstanding as of March 31, 2010 and December 31, 2009	—	—
Series A Preferred Stock, $0.001 par value, 110,000 shares authorized, no shares issued and outstanding as of March 31, 2010 and December 31, 2009	—	—
Common stock voting, $0.003 par value, 110,000,000 shares authorized, 35,159,785 shares and 34,654,957 shares issued as of March 31, 2010 and December 31, 2009, respectively	105	104
Common stock non-voting, $0.003 par value, 10,000,000 shares authorized, 2,585,654 shares issued and outstanding as of March 31, 2010 and December 31, 2009	9	9
Additional paid-in capital	315,634	313,896
Receivable for common stock subscribed	(713)	(713)
Treasury stock — Common stock voting, at cost, 2,864,120 shares as of March 31, 2010 and December 31, 2009	(40,000)	(40,000)
Accumulated deficit	(51,383)	(55,403)
Accumulated other comprehensive loss	(1,439)	(1,391)

Total stockholders’ equity	222,213	216,502

Total liabilities and stockholders’ equity	$272,631	$277,286

The accompanying notes are an integral part of these consolidated financial statements.

MARKETAXESS HOLDINGS INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,
	2010	2009
	(In thousands, except share and per share amounts)
Revenues
Commissions
U.S. high-grade	$19,776	$13,515
Eurobond	5,492	4,142
Other	4,039	2,789

Total commissions	29,307	20,446
Technology products and services	3,164	2,023
Information and user access fees	1,634	1,655
Investment income	291	332
Other	488	176

Total revenues	34,884	24,632

Expenses
Employee compensation and benefits	13,933	11,442
Depreciation and amortization	1,616	1,791
Technology and communications	2,417	2,242
Professional and consulting fees	2,138	1,879
Occupancy	938	676
Marketing and advertising	628	645
General and administrative	2,129	1,226

Total expenses	23,799	19,901

Income before income taxes	11,085	4,731
Provision for income taxes	4,384	1,892

Net income	$6,701	$2,839

Net income per common share
Basic	$0.18	$0.08
Diluted	$0.17	$0.08

Weighted average shares used to compute net income per common share
Basic	33,625,512	33,183,476
Diluted	39,305,474	37,516,962
The accompanying notes are an integral part of these consolidated financial statements.

MARKETAXESS HOLDINGS INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
AND ACCUMULATED OTHER COMPREHENSIVE LOSS
FOR THE THREE MONTHS ENDED MARCH 31, 2010
(Unaudited)

					Treasury
		Common		Receivable	Stock		Accumu-	Total
	Common	Stock	Additional	for Common	Common	Accumu-	lated Other	Stock-
	Stock	Non-	Paid-In	Stock	Stock	lated	Comprehen-	holders'
	Voting	Voting	Capital	Subscribed	Voting	Deficit	sive Loss	Equity
	(In thousands)
Balance at December 31, 2009	$104	$9	$313,896	$(713)	$(40,000)	$(55,403)	$(1,391)	$216,502
Comprehensive income:
Net income	—	—	—	—	—	6,701	—	6,701
Cumulative translation adjustment and foreign currency exchange hedge, net of tax	—	—	—	—	—	—	(193)	(193)
Unrealized net gain on securities available-for-sale, net of tax	—	—	—	—	—	—	145	145

Total comprehensive income								6,653
Stock-based compensation	—	—	2,194	—	—	—	—	2,194
Exercise of stock options and grants of restricted stock, net of withholding tax on stock vesting	1	—	(831)	—	—	—	—	(830)
Cash dividend on common stock and Series B Preferred Stock	—	—	—	—	—	(2,681)	—	(2,681)
Windfall tax benefits from stock-based compensation	—	—	375	—	—	—	—	375

Balance at March 31, 2010	$105	$9	$315,634	$(713)	$(40,000)	$(51,383)	$(1,439)	$222,213

The accompanying notes are an integral part of these consolidated financial statements.

MARKETAXESS HOLDINGS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2010	2009
	(In thousands)
Cash flows from operating activities
Net income	$6,701	$2,839
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	1,616	1,791
Stock-based compensation expense	2,194	2,039
Deferred taxes	3,377	2,144
Provision for bad debts	242	98
Changes in operating assets and liabilities, net of business acquired:
(Increase) in accounts receivable	(3,777)	(4,732)
(Increase) decrease in prepaid expenses and other assets	(130)	591
Decrease in accrued employee compensation	(10,820)	(7,486)
Increase (decrease) in deferred revenue	166	(73)
Increase in accounts payable, accrued expenses and other liabilities	350	459

Net cash used in operating activities	(81)	(2,330)

Cash flows from investing activities
Acqusition of business	—	(1,368)
Securities available-for-sale:
Proceeds from maturities	19,301	7,694
Purchases	(11,209)	—
Securities and cash provided as collateral	57	10
Purchases of furniture, equipment and leasehold improvements	(2,889)	(485)
Capitalization of software development costs	(471)	(373)

Net cash provided by investing activities	4,789	5,478

Cash flows from financing activities
Cash dividend on common stock and Series B Preferred Stock	(2,681)	—
Proceeds from exercise of stock options and grants of restricted stock, net of withholding tax	(830)	(155)
Increment (decrement) in windfall tax benefits from stock-based compensation	375	(323)
Other	(62)	(28)

Net cash used in financing activities	(3,198)	(506)

Effect of exchange rate changes on cash	(299)	(142)

Cash and cash equivalents
Net increase for the period	1,211	2,500
Beginning of year	103,341	107,323

End of period	$104,552	$109,823

Supplemental cash flow information:
Cash paid during the year:
Income taxes paid	$493	$46
Non-cash activity:
Capital lease obligation	$—	$723
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
     The Company’s stockholder broker-dealer clients as of January 1, 2010 were BNP Paribas, Credit Suisse and JPMorgan. These broker-dealer clients constitute related parties of the Company (together, the “Stockholder Broker-Dealer Clients”). For 2009, the same three dealers were considered to be Stockholder Broker-Dealer Clients. See Note 7, “Related Parties.”
2. Significant Accounting Policies
Basis of Presentation
     The Consolidated Financial Statements include the accounts of the Company and its subsidiaries. All intercompany transactions and balances have been eliminated. These Consolidated Financial Statements are unaudited and should be read in conjunction with the audited Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009. The consolidated financial information as of December 31, 2009 has been derived from audited financial statements not included herein.
     These unaudited Consolidated Financial Statements are prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) with respect to Form 10-Q and reflect all adjustments that, in the opinion of management, are normal and recurring, and that are necessary for a fair statement of the results for the interim periods presented. In accordance with such rules and regulations, certain disclosures that are normally included in annual financial statements have been omitted. Interim period operating results may not be indicative of the operating results for a full year.
Cash and Cash Equivalents
     Cash and cash equivalents include cash maintained at U.S. and U.K. banks and in money market funds. The Company defines cash equivalents as short-term interest-bearing investments with maturities at the time of purchase of three months or less. The Company’s cash is held at a major international bank. Given this concentration, the Company may be exposed to certain credit risk.
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
     The Company assesses whether an other-than-temporary impairment loss on the investments has occurred due to declines in fair value or other market conditions. The portion of an other-than-temporary impairment related to credit loss is recorded as a charge in

MARKETAXESS HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
the Consolidated Statements of Operations. The remainder is recognized in other comprehensive loss if the Company does not intend to sell the security and it is more likely than not that the Company will not be required to sell the security prior to recovery. No charges for other-than-temporary losses were recorded during the three months ended March 31, 2010 and 2009.
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
Depreciation and Amortization
     Fixed assets are carried at cost less accumulated depreciation. The Company uses the straight-line method of depreciation over three to seven years, which is indicative of the estimated useful life of the assets. Leasehold improvements are stated at cost and are amortized using the straight-line method over the lesser of the life of the improvement or the remaining term of the lease.
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

MARKETAXESS HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
     Revenues from contracts for technology integration consulting services are recognized on the percentage-of-completion method. Percentage-of-completion accounting involves calculating the percentage of services provided during the reporting period compared to the total estimated services to be provided over the duration of the contract. If estimates indicate that a contract loss will occur, a loss provision is recorded in the period in which the loss first becomes probable and reasonably estimable. Contract losses are determined to be the amount by which the estimated direct and indirect costs of the contract exceed the estimated total revenues that will be generated by the contract. There were no material contract loss provisions recorded as of March 31, 2010 and December 31, 2009. Revenues recognized in excess of billings are recorded as unbilled services. Billings in excess of revenues recognized are recorded as deferred revenues until revenue recognition criteria are met.
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

MARKETAXESS HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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

MARKETAXESS HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
3. Net Capital Requirements and Customer Protection Requirements
     MarketAxess Corporation, a U.S. subsidiary, is a registered broker-dealer with the SEC and is a member of the Financial Industry Regulatory Authority (“FINRA”). MarketAxess Corporation claims exemption from SEC Rule 15c3-3, as it does not hold customer securities or funds on account, as defined. Pursuant to the Uniform Net Capital Rule under the Securities Exchange Act of 1934, MarketAxess Corporation is required to maintain minimum net capital, as defined, equal to the greater of $5,000 or 6 2/3% of aggregate indebtedness. MarketAxess Europe Limited, a U.K. subsidiary, is registered as a Multilateral Trading Facility with the Financial Services Authority (“FSA”) in the U.K. MarketAxess Canada Limited, a Canadian subsidiary, is registered as an Alternative Trading System dealer under the Securities Act of Ontario and is a member of the Investment Industry Regulatory Organization of Canada. MarketAxess Europe Limited and MarketAxess Canada Limited are subject to certain financial resource requirements of the FSA and the Ontario Securities Commission, respectively. The following table sets forth the capital requirements, as defined, that the Company’s subsidiaries were required to maintain as of March 31, 2010:

	MarketAxess	MarketAxess	MarketAxess
	Corporation	Europe Limited	Canada Limited
	(In thousands)
Net capital	$34,918	$24,314	$446
Minimum net capital required	939	2,616	271

Excess net capital	$33,979	$21,698	$175

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
4. Fair Value Measurements
     The following table summarizes the valuation of the Company’s assets measured at fair value as categorized based on the hierarchy described in Note 2.

	Level 1	Level 2	Level 3	Total
	(In thousands)
As of March 31, 2010
Securities available-for-sale
U.S. government obligations	$—	$40,538	$—	$40,538
Municipal securities	—	20,555	—	20,555
Corporate bonds	—	2,049	—	2,049
Foreign currency forward position	—	(234)	—	(234)

	$—	$62,908	$—	$62,908

As of December 31, 2009
Securities available-for-sale
U.S. government obligations	$—	$40,078	$—	$40,078
Municipal securities	—	28,873	—	28,873
Corporate bonds	—	2,046	—	2,046
Foreign currency forward position	—	(259)	—	(259)

	$—	$70,738	$—	$70,738

MARKETAXESS HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     Securities classified within Level 2 were valued using a market approach utilizing prices and other relevant information generated by market transactions involving comparable assets. The foreign currency forward contract is classified within Level 2 as the valuation inputs are based on quoted market prices.
     The Company enters into foreign currency forward contracts with a noncontrolling stockholder broker-dealer client to hedge the exposure to variability in foreign currency cash flows resulting from the net investment in the Company’s U.K. subsidiary. The Company assesses each foreign currency forward contract to ensure that it is highly effective at reducing the exposure being hedged. The Company designates each foreign currency forward contract as a hedge, assesses the risk management objective and strategy, including identification of the hedging instrument, the hedged item and the risk exposure and how effectiveness is to be assessed prospectively and retrospectively. These hedges are for a one-month period and are used to limit exposure to foreign currency exchange rate fluctuations. The gross and net fair value liability of $0.2 million and $0.3 million as of March 31, 2010 and December 31, 2009, respectively, is included in accounts payable, in the Consolidated Statements of Financial Condition. Gains or losses on foreign currency forward contracts designated as hedges are included in accumulated other comprehensive loss in the Consolidated Statements of Financial Condition. A summary of the foreign currency forward contract is as follows:

	As of
	March 31, 2010	December 31, 2009
	(In thousands)
Notional value	$25,141	$28,040
Fair value of notional	25,375	28,299

Gross and net fair value liability	$(234)	$(259)

     The following is a summary of the Company’s securities available-for-sale:

		Gross	Gross	Estimated
	Amortized	unrealized	unrealized	fair
	cost	gains	losses	value
	(In thousands)
As of March 31, 2010
U.S. government obligations	$39,844	$694	$—	$40,538
Municipal securities	20,564	—	(9)	20,555
Corporate bonds	2,036	13	—	2,049

Total securities available-for-sale	$62,444	$707	$(9)	$63,142

As of December 31, 2009
U.S. government obligations	$39,629	$469	$(20)	$40,078
Municipal securities	28,878	4	(9)	28,873
Corporate bonds	2,028	18	—	2,046

Total securities available-for-sale	$70,535	$491	$(29)	$70,997

     The following table summarizes the contractual maturities of securities available-for-sale:

	As of
	March 31, 2010	December 31, 2009
	(In thousands)
Less than one year	$22,606	$30,919
Due in 1 - 5 years	40,536	40,078

Total securities available-for-sale	$63,142	$70,997

     Proceeds from the maturities of securities available-for-sale during the three months ended March 31, 2010 and 2009 were $19.3 million and $7.7 million, respectively.

MARKETAXESS HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     The following table provides fair values and unrealized losses on securities available-for-sale and by the aging of the securities’ continuous unrealized loss position:

	Less than Twelve Months		Twelve Months or More		Total
	Estimated	Gross	Estimated	Gross	Estimated	Gross
	fair	unrealized	fair	unrealized	fair	unrealized
	value	losses	value	losses	value	losses
	(In thousands)
As of March 31, 2010
U.S. government obligations	$—	$—	$—	$—	$—	$—
Municipal securities	12,013	(9)	—	—	12,013	(9)
Corporate bonds	—	—	—	—	—	—

Total securities available-for-sale	$12,013	$(9)	$—	$—	$12,013	$(9)

As of December 31, 2009
U.S. government obligations	$9,944	$(20)	$—	$—	$9,944	$(20)
Municipal securities	13,644	(9)	—	—	13,644	(9)
Corporate bonds	—	—	—	—	—	—

Total securities available-for-sale	$23,588	$(29)	$—	$—	$23,588	$(29)

5. Goodwill and Intangible Assets
     Goodwill and intangible assets principally relate to the acquisitions of Greenline Financial Technologies, Inc. in 2008 and Trade West Systems, LLC in 2007. Goodwill was $31.8 million as of March 31, 2010 and December 31, 2009.
     Intangible assets that are subject to amortization, including the related accumulated amortization, are comprised of the following:

	March 31, 2010			December 31, 2009
		Accumulated	Net Carrying		Accumulated	Net Carrying
	Cost	Amortization	Amount	Cost	Amortization	Amount
	(In thousands)
Technology	$4,010	$(1,982)	$2,028	$4,010	$(1,807)	$2,203
Customer relationships	3,530	(1,235)	2,295	3,530	(1,119)	2,411
Non-competition agreements	1,260	(522)	738	1,260	(459)	801
Tradenames	590	(285)	305	590	(259)	331

Total	$9,390	$(4,024)	$5,366	$9,390	$(3,644)	$5,746

     Amortization expense associated with identifiable intangible assets was $0.4 million for both the three months ended March 31, 2010 and 2009. Estimated total amortization expense is $1.5 million for 2010 and 2011, $1.4 million for 2012, $0.5 million for 2013 and $0.3 million for 2014.

MARKETAXESS HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
6. Income Taxes
     The provision for income taxes consists of the following:

	Three Months Ended March 31,
	2010	2009
	(In thousands)
Current:
Federal	$164	$—
State and local	(33)	—
Foreign	522	68

Total current provision	653	68

Deferred:
Federal	2,938	916
State and local	721	486
Foreign	72	422

Total deferred provision	3,731	1,824

Provision for income taxes	$4,384	$1,892

     The following is a summary of the Company’s net deferred tax assets:

	As of
	March 31, 2010	December 31, 2009
	(In thousands)
Deferred tax assets and liabilities	$21,310	$24,646
Valuation allowance	(682)	(666)

Deferred tax assets, net	$20,628	$23,980

     As of March 31, 2010, the Company had deferred tax assets associated with stock-based compensation of approximately $5.3 million. There is a risk that the ultimate tax benefit realized upon the exercise of stock options or vesting of restricted stock could be less than the tax benefit previously recognized and in a manner sufficient to exhaust the additional paid-in capital pool. If this should occur, any excess tax benefit previously recognized would be reversed, resulting in an increase in tax expense. Since the tax benefit to be realized in the future is unknown, it is not currently possible to estimate the impact on the deferred tax balance. As of March 31, 2010, the additional paid-in-capital pool was approximately $3.4 million.
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

MARKETAXESS HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
7. Related Parties
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

	As of
	March 31, 2010	December 31, 2009
	(In thousands)
Cash and cash equivalents	$100,201	$101,273
Securities and cash provided as collateral	4,035	4,067
Accounts receivable	3,038	3,431
Accounts payable	32	29

	Three Months Ended March 31,
	2010	2009
	(In thousands)
Commissions	$3,919	$3,070
Technology products and services	7	9
Information and user access fees	70	61
Investment income	23	90
Other income	56	42
General and administrative	27	18
8. Stock-Based Compensation Plans
     Stock-based compensation expense for the three months ended March 31, 2010 and 2009 was as follows:

	Three Months Ended March 31,
	2010	2009
	(In thousands)
Employee:
Stock options	$439	$772
Restricted stock and performance shares	1,601	1,153

	2,040	1,925

Non-employee directors:
Stock options	54	33
Restricted stock	100	81

	154	114

Total stock-based compensation	$2,194	$2,039

     The Company records stock-based compensation for employees in employee compensation and benefits and for non-employee directors in general and administrative expenses in the Consolidated Statements of Operations.
     During the three months ended March 31, 2010, the Company granted to employees a total of 4,502 options to purchase shares of common stock, 351,369 shares of restricted stock and performance-based shares with an expected pay-out of 90,532 shares of common stock. Based on the Black-Scholes option pricing model, the weighted-average fair value for each option granted was $5.62 per share. The fair value of the restricted stock and performance-based share awards was based on a weighted-average grant date fair value per share of $14.29. As of March 31, 2010, there was $14.0 million of total unrecognized compensation costs related to non-vested awards. That cost is expected to be recognized over a weighted-average period of 1.4 years.

MARKETAXESS HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
9. Earnings Per Share
     The following table sets forth the computation of basic and diluted earnings per common share.

	Three Months Ended March 31,
	2010	2009
	(In thousands, except share and
	per share amounts)
Basic EPS
Net income	$6,701	$2,839
Amount allocable to common shareholders	90.6%	90.5%

Net income applicable to common stock	$6,069	$2,568

Common stock — voting	31,039,858	30,597,822
Common stock — non-voting	2,585,654	2,585,654

Basic weighted average shares outstanding	33,625,512	33,183,476

Basic earnings per share	$0.18	$0.08

Diluted EPS
Net income	$6,701	$2,839

Basic weighted average shares outstanding	33,625,512	33,183,476
Effect of dilutive shares:
Series B Preferred Stock	3,500,000	3,500,000
Stock options, restricted stock and warrants	2,179,962	833,486

Diluted weighted average shares outstanding	39,305,474	37,516,962

Diluted earnings per share	$0.17	$0.08

     Stock options, restricted stock and warrants totaling 0.7 million shares and 5.2 million shares for the three months ended March 31, 2010 and 2009, respectively, were excluded from the computation of diluted earnings per share because their effect would have been antidilutive. The computation of diluted shares can vary among periods due, in part, to the change in the average price of the Company’s common stock.
10. Commitments and Contingencies
     The Company leases office space and equipment under non-cancelable lease agreements expiring at various dates through 2022. Office space leases are subject to escalation based on certain costs incurred by the landlord. Minimum rental commitments under such operating and capital leases, net of sublease income, as of March 31, 2010 were as follows:

	Operating	Capital
	Leases	Leases
	(In thousands)
Remainder of 2010	$1,127	$252
2011	1,972	336
2012	1,915	336
2013	1,922	322
2014	1,964	42
2015	2,006	—
Thereafter	10,976	—

Minimum lease payments	21,882	1,288
Less amount representing interest	—	167

	$21,882	$1,121

MARKETAXESS HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     Rental expense for the three months ended March 31, 2010 and 2009 was $0.8 million and $0.6 million, respectively, and is included in occupancy expenses in the Consolidated Statements of Operations. Rental expense has been recorded based on the total minimum lease payments after giving effect to rent abatement and concessions, which are being amortized on a straight-line basis over the life of the lease, and sublease income.
     The Company has entered into a sublease agreement on one of its leased properties through the April 2011 lease termination date. In May 2008, the Company assigned the lease agreement on another leased property to a third party. The Company is contingently liable should the assignee default on future lease obligations through the November 2015 lease termination date. The aggregate amount of future lease obligations under these two arrangements was $3.2 million as of March 31, 2010.
     The Company is contingently obligated for standby letters of credit that were issued to landlords for office space. The Company uses a U.S. government obligation as collateral for these standby letters of credit. This collateral is included with securities and cash provided as collateral in the Consolidated Statements of Financial Condition and had a fair market value of $3.5 million as of March 31, 2010 and December 31, 2009.
     The Company, through two regulated subsidiaries, executes certain bond transactions between and among institutional investor and broker-dealer clients on a riskless principal basis by serving as counterparty to both the buyer and the seller in matching back-to-back trades, which are then settled through a third-party clearing organization. The Company acts as intermediary on a riskless principal basis in these bond transactions by serving as counterparty to the two clients involved. Settlement typically occurs within one to three trading days after the trade date. Cash settlement of the transaction occurs upon receipt or delivery of the underlying instrument that was traded. Under securities clearing agreements with the independent third party, the Company maintains a collateral deposit with the clearing broker in the form of cash. As of March 31, 2010, the collateral deposit included in securities and cash provided as collateral in the Consolidated Statements of Financial Condition was $0.9 million. The Company is exposed to credit risk in the event a counterparty does not fulfill its obligation to complete a transaction. Pursuant to the terms of the securities clearing agreements between the Company and the independent clearing broker, the clearing broker has the right to charge the Company for losses resulting from a counterparty’s failure to fulfill its contractual obligations. The losses are not capped at a maximum amount and apply to all trades executed through the clearing broker. At March 31, 2010, the Company has not recorded any liabilities with regard to this right.
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
     The FINRA hearing, originally scheduled for February 2009, was further postponed in September 2009 and again in February 2010 and is currently scheduled to take place in June 2010. The Company believes that the former employee’s claims are wholly without merit and has vigorously defended against them. Based on currently available information, the Company believes that the likelihood of a material loss is not probable. Accordingly, no amount has been provided in the accompanying financial statements. However, arbitration is subject to inherent uncertainties and unfavorable rulings could occur.

MARKETAXESS HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
11. Comprehensive Income
     Comprehensive income was as follows:

	Three Months Ended March 31,
	2010	2009
	(In thousands)
Net income	$6,701	$2,839
Cumulative translation adjustment and foreign currency exchange hedge, net of taxes	(193)	(83)
Unrealized net gain on securities available- for-sale, net of taxes	145	41

Total comprehensive income	$6,653	$2,797

12. Customer Concentration
     During the three months ended March 31, 2010 and 2009, no single client accounted for more than 10% of total revenue. One client accounted for 16.3% and 11.6% of trading volumes during the three months ended March 31, 2010 and 2009, respectively.

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
Executive Overview
     MarketAxess operates a leading electronic trading platform that allows investment industry professionals to efficiently trade corporate bonds and other types of fixed-income instruments. Our 758 active institutional investor clients (firms that executed at least one trade in U.S. or European fixed-income securities through our electronic trading platform between April 2009 and March 2010) include investment advisers, mutual funds, insurance companies, public and private pension funds, bank portfolios, broker-dealers and hedge funds. Our 72 broker-dealer market-maker clients provide liquidity on the platform and include most of the leading broker-dealers in global fixed-income trading. Our DealerAxess® trading service allows dealers to trade fixed-income securities and credit default swaps with each other on our platform. Through our Corporate BondTicker™ service, we provide fixed-income market data, analytics and compliance tools that help our clients make trading decisions. In addition, we provide FIX (Financial Information eXchange) message management tools, connectivity solutions and ancillary technology services that facilitate the electronic communication of order information between trading counterparties. Our revenues are primarily generated from the trading of U.S. and European high-grade corporate bonds.
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
     The U.S. and European credit markets have been through a period of significant turmoil since the third quarter of 2007, especially in short-term funding and floating rate note instruments. A widespread retrenchment in the credit markets resulted in increased credit spreads and significantly higher credit spread volatility across a wide range of asset classes. Credit yield spreads in U.S. corporate bonds, as measured by the Credit Suisse Liquid U.S. Corporate Index, increased from 1.0% over U.S. Treasuries in June 2007 to a peak of 5.4% in December 2008. The credit markets demonstrated significant improvement throughout 2009 and early 2010. Credit yield spreads in U.S. corporate bonds declined to 1.2% over U.S. Treasuries as of March 31, 2010. The average daily trading volume of U.S. high-grade corporate bonds for the quarter ended March 31, 2010, as measured by the FINRA Trade Reporting and Compliance Engine (“TRACE”), was $12.8 billion, compared to $10.6 billion in the quarter ended March 31, 2009.
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
Critical Accounting Estimates
     This Management’s Discussion and Analysis of Financial Condition and Results of Operations discusses our Consolidated Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the United States, also referred to as U.S. GAAP. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the reported amounts of income and expenses during the reporting periods. We base our estimates and judgments on historical experience and on various other factors that we believe are reasonable under the circumstances. Actual results may differ from these estimates under varying assumptions or conditions. Note 2 of the Notes to our Consolidated Financial Statements includes a summary of the significant accounting policies and methods used in the preparation of our Consolidated Financial Statements. There were no significant changes to our critical accounting policies and estimates during the three months ended March 31, 2010, as compared to those we disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2009.
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

Results of Operations
  Three Months Ended March 31, 2010 Compared to Three Months Ended March 31, 2009
  Overview
     Total revenues increased by $10.3 million or 41.6% to $34.9 million for the three months ended March 31, 2010, from $24.6 million for the three months ended March 31, 2009. This increase in total revenues was primarily due to increases in commissions of $8.9 million and technology products and services revenues of $1.1 million.
     Total expenses increased by $3.9 million or 19.6% to $23.8 million for the three months ended March 31, 2010, from $19.9 million for the three months ended March 31, 2010. The increase was primarily due to higher employee compensation and benefits of $2.5 million and general and administrative expense of $0.9 million.
     Income before taxes increased by $6.4 million or 134.3% to $11.1 million for the three months ended March 31, 2010, from $4.7 million for the three months ended March 31, 2009. Net income increased by $3.9 million or 136.1% to $6.7 million for the three months ended March 31, 2010, from $2.8 million for three months ended March 31, 2009.
  Revenues
     Our revenues for the three months ended March 31, 2010 and 2009, and the resulting dollar and percentage changes, were as follows:

	Three Months Ended March 31,
	2010		2009
		% of		% of	$	%
	$	Revenues	$	Revenues	Change	Change
	($ in thousands)
Commissions	$29,307	84.0%	$20,446	83.0%	$8,861	43.3%
Technology products and services	3,164	9.1	2,023	8.2	1,141	56.4
Information and user access fees	1,634	4.7	1,655	6.7	(21)	(1.3)
Investment income	291	0.8	332	1.3	(41)	(12.3)
Other	488	1.4	176	0.7	312	177.3

Total revenues	$34,884	100.0%	$24,632	100.0%	$10,252	41.6%

     Commissions. Our commission revenues for the three months ended March 31, 2010 and 2009, and the resulting dollar and percentage changes, were as follows:

	Three Months Ended March 31,
			$	%
	2010	2009	Change	Change
		($ in thousands)
Distribution fees
U.S. high-grade	$8,981	$7,068	$1,913	27.1%
Eurobond	3,267	2,976	291	9.8

Total distribution fees	12,248	10,044	2,204	21.9
Variable transaction fees
U.S. high-grade	10,795	6,447	4,348	67.4
Eurobond	2,225	1,166	1,059	90.8
Other	4,039	2,789	1,250	44.8

Total variable transaction fees	17,059	10,402	6,657	64.0

Total commissions	$29,307	$20,446	$8,861	43.3%

     The $2.2 million increase in distribution fees for the three months ended March 31, 2010 compared to the three months ended March 31, 2009 is due principally to the additional broker-dealer market makers on the platform.

     The following table shows the extent to which the increase in commissions for the three months ended March 31, 2010 was attributable to changes in transaction volumes, variable transaction fees per million and monthly distribution fees:

	Change from Three Months Ended March 31, 2009
	U.S.
	High-Grade	Eurobond	Other	Total
	(In thousands)
Volume increase	$4,318	$888	$1,486	$6,692
Variable transaction fee per million increase (decrease)	30	171	(236)	(35)
Monthly distribution fees increase	1,913	291	—	2,204

Total commissions increase	$6,261	$1,350	$1,250	$8,861

     Our trading volumes for the three months ended March 31, 2010 and 2009 were as follows:

	Three Months Ended March 31,
			$	%
	2010	2009	Change	Change
Trading Volume Data (in millions)
U.S. high-grade	$61,511	$36,839	$24,672	67.0%
Eurobond	16,019	9,092	6,927	76.2
Other	21,672	14,140	7,532	53.3

Total	$99,202	$60,071	$39,131	65.1%

Number of U.S. Trading Days	61	61
Number of U.K. Trading Days	63	63
     For volume reporting purposes, transactions in foreign currencies are converted to U.S. dollars at average monthly rates. The 67.0% increase in U.S. high-grade volume was principally due to an increase in the Company’s estimated market share of total U.S. high-grade corporate bond volume as reported by FINRA TRACE from 5.7% for the three months ended March 31, 2009 to 7.9% for the three months ended March 31, 2010 and an increase in overall market volume as measured by FINRA TRACE. Estimated FINRA TRACE U.S. high-grade volume increased by 20.8% from $644.3 billion for the three months ended March 31, 2009 to $778.0 billion for the three months ended March 31, 2010. Eurobond volumes increased by 76.2% for the three months ended March 31, 2010 compared to the three months ended March 31, 2009. Other volume increased by 53.3% for the three months ended March 31, 2010 compared to the three months ended March 31, 2009, primarily due to emerging markets and agencies volume.
     Our average variable transaction fee per million for the three months ended March 31, 2010 and 2009 was as follows:

	Three Months Ended March 31,
	2010	2009
Average Variable Transaction Fee Per Million
U.S. high-grade	$175	$175
Eurobond	$139	$128
Other	$186	$197
All Products	$172	$173
     The U.S. high-grade average variable transaction fee per million was $175 for both the three months ended March 31, 2009 and 2010. The Eurobond average variable transaction fee per million increased from $128 for the three months ended March 31, 2009 to $139 for the three months ended March 31, 2010, primarily due to a larger percentage of Eurobond volume in products that carry higher fees per million, principally fixed Sterling and high-yield bonds. Other average variable transaction fee per million decreased from $197 for the three months ended March 31, 2009 to $186 for the three months ended March 31, 2010, primarily due to a larger percentage of Other volume in products that carry lower fees per million, principally emerging markets and agencies bonds.

     Technology Products and Services. Technology products and services revenues increased by $1.1 million or 56.4% to $3.2 million for the three months ended March 31, 2010, from $2.0 million for the three months ended March 31, 2009. The increase was primarily a result of higher technology integration consulting services.
     Information and User Access Fees. Information and user access fees decreased by 1.3% to $1.6 million for the three months ended March 31, 2010, from $1.7 million for the three months ended March 31, 2009.
     Investment Income. Investment income was $0.3 million for both the three months ended March 31, 2010 and 2009.
     Other. Other revenues increased by $0.3 million or 177.3% to $0.5 million for the three months ended March 31, 2010, from $0.2 million for the three months ended March 31, 2009. The increase was primarily a result of initial set-up fees from broker-dealer clients.
Expenses
     Our expenses for the three months ended March 31, 2010 and 2009, and the resulting dollar and percentage changes, were as follows:

	Three Months Ended March 31,
	2010		2009
		% of		% of	$	%
	$	Revenues	$	Revenues	Change	Change
	($ in thousands)
Employee compensation and benefits	$13,933	39.9%	$11,442	46.5%	$2,491	21.8%
Depreciation and amortization	1,616	4.6	1,791	7.3	(175)	(9.8)
Technology and communications	2,417	6.9	2,242	9.1	175	7.8
Professional and consulting fees	2,138	6.1	1,879	7.6	259	13.8
Occupancy	938	2.7	676	2.7	262	38.8
Marketing and advertising	628	1.8	645	2.6	(17)	(2.6)
General and administrative	2,129	6.1	1,226	5.0	903	73.7

Total expenses	$23,799	68.2%	$19,901	80.8%	$3,898	19.6%

     Employee Compensation and Benefits. Employee compensation and benefits increased by $2.5 million or 21.8% to $13.9 million for the three months ended March 31, 2010, from $11.4 million for the three months ended March 31, 2009. This increase was primarily attributable to higher incentive compensation of $1.4 million, salaries of $0.5 million due to increased headcount, and benefits and employment taxes of $0.5 million.
     Depreciation and Amortization. Depreciation and amortization decreased by $0.2 million or 9.8% to $1.6 million for the three months ended March 31, 2010, from $1.8 million for the three months ended March 31, 2009. The decrease was primarily attributable to lower amortization of software development costs. For the three months ended March 31, 2010 and 2009, we capitalized $2.9 million and $0.5 million, respectively, of leasehold improvements and equipment purchases and $0.5 million and $0.4 million, respectively, of software development costs. The 2010 leasehold improvement and equipment expenditures included $2.4 million associated with the move of our corporate offices to new premises in New York city in the first quarter of 2010.
     Technology and Communications. Technology and communications expenses increased by $0.2 million or 7.8% to $2.4 for the three months ended March 31, 2010 from $2.2 million for the three months ended March 31, 2009. The increase was attributable to higher license and maintenance support expense.
     Professional and Consulting Fees. Professional and consulting fees increased by $0.3 million or 13.8% to $2.1 million for the three months ended March 31, 2010, from $1.9 million for the three months ended March 31, 2009. The increase was principally due to higher technology consulting costs.

     Occupancy. Occupancy costs increased by $0.3 million or 38.8% to $0.9 million for the three months ended March 31, 2010 from $0.7 million for the three months ended March 31, 2009. The increase was principally due to a two-month overlap in rental costs for both our old and new premises leased in New York city.
     Marketing and Advertising. Marketing and advertising expenses were $0.6 million for both the three months ended March 31, 2010 and 2009.
     General and Administrative. General and administrative expenses increased by $0.9 million or 73.7% to $2.1 million for the three months ended March 31, 2010, from $1.2 million for the three months ended March 31, 2009. The increase was primarily due to higher charitable contributions of $0.2 million, general travel and entertainment expense of $0.2 million and an increase in charges for doubtful accounts and move-related costs.
     Provision for Income Tax. For the three months ended March 31, 2010 and 2009, we recorded an income tax provision of $4.4 million and $1.9 million, respectively. The increase in the tax provision was primarily attributable to the $6.4 million increase in pre-tax income for the period. With the exception of the payment of certain foreign and state and local taxes, the provision for income taxes was a non-cash expense since we had available net operating loss carryforwards and tax credits to offset the cash payment of taxes.
     Our consolidated effective tax rate for the three months ended March 31, 2010 was 39.5%, compared to 40.0% for the three months ended March 31, 2009. Our consolidated effective tax rate can vary from period to period depending on, among other factors, the geographic and business mix of our earnings and changes in tax legislation and tax rates. Due to our net deferred tax asset balance, a decrease in tax rates results in a reduction in our deferred tax balance and an increase in tax expense.
Liquidity and Capital Resources
     During the past three years, we have met our cash needs through cash on hand, internally generated funds and the issuance of Series B Preferred Stock. Cash and cash equivalents and securities available-for-sale totaled $167.7 million at March 31, 2010. Other than equipment-related capital lease obligations amounting to $1.1 million as of March 31, 2010, we have no long-term or short-term debt and do not maintain bank lines of credit.
     Our cash flows were as follows:

	Three Months Ended March 31,
	2010	2009
	(In thousands)
Net cash used in operating activities	$(81)	$(2,330)
Net cash provided by investing activities	4,789	5,478
Net cash used in financing activities	(3,198)	(506)
Effect of exchange rate changes on cash	(299)	(142)

Net increase for the period	$1,211	$2,500

     We define free cash flow as cash flow from operating activities less expenditures for furniture, equipment and leasehold improvements and capitalized software development costs. For the 12 months ended March 31, 2010, free cash flow was $36.3 million.
     Net cash used in operating activities was $0.1 million for the three months ended March 31, 2010 compared to $2.3 million for the three months ended March 31, 2009. The $2.2 million decrease in net cash used in operating activities was primarily due to an improvement in net income of $3.9 million and higher non-cash deferred income taxes of $1.2 million, offset by an increase in cash used for working capital of $3.1 million. During the three months ended March 31, 2010, annual bonus payments were $14.1 million compared to $9.5 million for the three months ended March 31, 2009.
     Net cash provided by investing activities was $4.8 million for the three months ended March 31, 2010 compared to $5.5 million for the three months ended March 31, 2009. Net maturities of securities available-for-sale were $8.1 million and $7.7 million for the three months ended March 31, 2010 and 2009, respectively. During the three months ended March 31, 2010, leasehold improvements and equipment expenditures included $2.4 million associated with the move of our corporate offices to new premises in New York

City in the first quarter of 2010. During the three months ended March 31, 2009, we made a $1.4 million earn-out payment related to the acquisition of Greenline.
     Net cash used in financing activities was $3.2 million for the three months ended March 31, 2010 compared to $0.5 million for the three months ended March 31, 2009. The $2.7 million increase in net cash used in financing activities was principally due to cash dividends on common stock and Series B preferred stock of $2.7 million.
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
     We have three regulated subsidiaries, MarketAxess Corporation, MarketAxess Europe Limited and MarketAxess Canada Ltd. MarketAxess Corporation is a registered broker-dealer in the U.S., MarketAxess Europe Limited is a registered multilateral trading facility in the U.K. and MarketAxess Canada Ltd. is a registered Alternative Trading System in the Province of Ontario. As such, they are subject to minimum regulatory capital requirements imposed by their respective market regulators that are intended to ensure general financial soundness and liquidity based on certain minimum capital requirements. The relevant regulations prohibit a registrant from repaying borrowings from its parent or affiliates, paying cash dividends, making loans to its parent or affiliates or otherwise entering into transactions that result in a significant reduction in its regulatory net capital position without prior notification to or approval from its principal regulator. The capital structures of our subsidiaries are designed to provide each with capital and liquidity consistent with its business and regulatory requirements. The following table sets forth the capital requirements, as defined, that the Company’s subsidiaries were required to maintain as of March 31, 2010:

	MarketAxess	MarketAxess	MarketAxess
	Corporation	Europe Limited	Canada Limited
	(In thousands)
Net capital	$34,918	$24,314	$446
Minimum net capital required	939	2,616	271

Excess net capital	$33,979	$21,698	$175

     We execute certain bond transactions between and among institutional investor and broker-dealer clients on a riskless principal basis by serving as counterparty to both the buyer and the seller in matching back-to-back trades, which are then settled through a third-party clearing organization. We act as intermediary on a riskless principal basis in these bond transactions by serving as counterparty to the two clients involved. Settlement typically occurs within one to three trading days after the trade date. Cash settlement of the transaction occurs upon receipt or delivery of the underlying instrument that was traded. Under securities clearing agreements with the independent third party, we maintain collateral deposits with the clearing broker in the form of cash or U.S. government securities. As of March 31, 2010, the collateral deposits included in securities and cash provided as collateral in the Consolidated Statements of Financial Condition was $0.9 million. We are exposed to credit risk in the event a counterparty does not fulfill its obligation to complete a transaction. Pursuant to the terms of the securities clearing agreements between us and the independent clearing broker, the clearing broker has the right to charge us for losses resulting from a counterparty’s failure to fulfill its contractual obligations. The losses are not capped at a maximum amount and apply to all trades executed through the clearing broker. At March 31, 2010, we have not recorded any liabilities with regard to this right.
     In the ordinary course of business, we enter into contracts that contain a variety of representations, warranties and general indemnifications. Our maximum exposure from any claims under these arrangements is unknown, as this would involve claims that have not yet occurred. However, based on past experience, we expect the risk of loss to be remote.
     Prior to 2009, we retained all earnings for investment in our business. In October 2009, our Board of Directors approved a regular quarterly dividend. A quarterly cash dividend of $0.07 per share will be paid on May 26, 2010 to stockholders of record as of the close of business on May 12, 2010. We expect the total amount payable to be approximately $2.7 million. We expect to continue paying regular cash dividends, although there is no assurance as to such dividends. Any future declaration and payment of dividends will be at the sole discretion of our Board of Directors.
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
Contractual Obligations and Commitments
     There was no significant change in our contractual obligations and commitments for the three months ended March 31, 2010.
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
     As of March 31, 2010, we had a $63.1 million investment in securities available-for-sale. Adverse movements, such as a 10% decrease in the value of these securities or a downturn or disruption in the markets for these securities, could result in a substantial loss. In addition, principal gains and losses resulting from these securities could on occasion have a disproportionate effect, positive or negative, on our financial condition and results of operations for any particular reporting period.
Interest Rate Risk
     Interest rate risk represents our exposure to interest rate changes with respect to the money market instruments, U.S. Treasury obligations and short-term fixed-income securities in which we invest. As of March 31, 2010, our cash and cash equivalents and securities available-for-sale amounted to $167.7 million and were primarily in money market instruments, U.S. government obligations and municipal securities. We do not maintain an inventory of bonds that are traded on our platform.
Derivative Risk
     Our limited derivative risk stems from our activities in the foreign currency forward contract market. We use this market to mitigate our U.S. dollar versus Pound Sterling exposure that arises from the activities of our U.K. subsidiary. As of March 31, 2010, the notional value of our foreign currency forward contract was $25.1 million. We do not speculate in any derivative instruments.

Credit Risk
     We act as a riskless principal through two of our regulated subsidiaries in certain transactions that we execute between clients. We act as an intermediary in these transactions by serving as counterparty to both the buyer and the seller in matching back-to-back bond trades, which are then settled through a third-party clearing organization. Settlement typically occurs within one to three trading days after the trade date. Cash settlement of the transaction occurs upon receipt or delivery of the underlying instrument that was traded.
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
Item 4. Controls and Procedures
     (a) Evaluation of Disclosure Controls and Procedures. Our management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our “disclosure controls and procedures” as that term is defined in Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of March 31, 2010. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective to ensure that information required to be disclosed by MarketAxess in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and to ensure that information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
     (b) Changes in Internal Control Over Financial Reporting. There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2010 identified in connection with the evaluation thereof by our management, including the Chief Executive Officer and Chief Financial Officer, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
     The FINRA hearing, originally scheduled for early February 2009, was further postponed in September 2009 and again in February 2010 and is currently scheduled to take place in June 2010. We believe that the former employee’s claims are wholly without merit and have vigorously defended against them. Based on currently available information, we believe that the likelihood of a material loss is not probable. Accordingly, no amount has been provided in the financial statements. However, arbitration is subject to inherent uncertainties and unfavorable rulings could occur.

Item 1A.	Risk Factors
     Risks that could have a negative impact on our business, results of operations and financial condition include: the level and intensity of competition in the fixed-income electronic trading industry and the pricing pressures that may result; the variability of our growth rate; the rapidly evolving nature of the electronic financial services industry; the level of trading volume transacted on the MarketAxess platform; potential fluctuations in our operating results, which may cause our stock price to decline; the absolute level and direction of interest rates and the corresponding volatility in the corporate fixed-income market; our ability to develop new products and offerings and the market’s acceptance of those products; our exposure to risk resulting from non-performance by counterparties to transactions executed between our clients in which we act as an intermediary in matching back-to-back trades; our dependence on our broker-dealer clients and institutional investor clients; technology failures, security breaches or rapid technology changes that may harm our business; our ability to enter into strategic alliances and to acquire other businesses and successfully integrate them with our business; extensive government regulation; continuing international expansion that may present economic and regulatory challenges; and our future capital needs and our ability to obtain capital when needed. This list is intended to identify only certain of the principal factors that could have a material adverse impact on our business, results of operations and financial condition. A more detailed description of each of these and other important risk factors can be found under the caption “Risk Factors” in our most recent Form 10-K for the year ended December 31, 2009. There have been no material changes to the risk factors described in such Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Recent Sales of Unregistered Securities
     None.

Issuer Purchases of Equity Securities
     During the quarter ended March 31, 2010, we repurchased the following shares of common stock:

			Total Number of	Dollar Value of
			Shares Purchased as	Shares That May
	Total Number of	Average Price	Part of Publicly	Yet Be Purchased
Period	Shares Purchased	Paid per Share	Announced Plans	Under the Plans
				(In thousands)
				$
January 1, 2010 — January 31, 2010	88,751	$13.74	—	—
February 1, 2010 — February 28, 2010	39,786	13.80	—	—
March 1, 2010 — March 31, 2010	1,125	14.97	—	—

	129,662	$13.77	—

     During the three months ended March 31, 2010, a total of 126,275 shares were surrendered by employees to us to satisfy employee withholding tax obligations upon the vesting of restricted shares and 3,387 shares of unvested restricted shares were repurchased upon the termination of employment.

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

MARKETAXESS HOLDINGS INC.
Date: April 30, 2010	By:	/s/ RICHARD M. MCVEY
Richard M. McVey
Chief Executive Officer (principal executive officer)

Date: April 30, 2010	By:	/s/ ANTONIO L. DELISE
Antonio L. DeLise
Chief Financial Officer (principal financial and accounting officer)