Form 10-Q
period 2010-06-30
MARKETAXESS HOLDINGS INC
filed 2010-07-30
CIK 1278021

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2010
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     As of July 28, 2010, the number of shares of the Registrant’s voting common stock outstanding was 32,175,114 and the number of shares of the Registrant’s non-voting common stock was 2,585,654.

MARKETAXESS HOLDINGS INC.
FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2010

PART I — Financial Information
Item 1. Financial Statements
MARKETAXESS HOLDINGS INC.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Unaudited)

	As of
	June 30,	December 31,
	2010	2009
	(In thousands, except share
	and per share amounts)
ASSETS
Cash and cash equivalents	$113,526	$103,341
Securities available-for-sale, at fair value	74,087	70,997
Securities and cash provided as collateral	4,894	4,971
Accounts receivable, including receivables from related parties of $2,816 and $3,431, respectively, net of allowance of $769 and $859 as of June 30, 2010 and December 31, 2009, respectively	24,091	23,150
Furniture, equipment and leasehold improvements, net of accumulated depreciation and amortization	9,386	6,856
Software development costs, net of accumulated amortization	3,053	3,420
Goodwill and intangible assets, net of accumulated amortization	36,771	37,530
Prepaid expenses and other assets	3,052	3,041
Deferred tax assets, net	16,576	23,980

Total assets	$285,436	$277,286

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Accrued employee compensation	$8,508	$15,157
Deferred revenue	4,279	4,262
Accounts payable, accrued expenses and other liabilities, including payables to related parties of $58 and $29 as of June 30, 2010 and December 31, 2009, respectively	12,224	11,050

Total liabilities	25,011	30,469

Commitments and Contingencies (Note 10)	—	—
Series B Preferred Stock, $0.001 par value, 35,000 shares authorized, issued and outstanding as of June 30, 2010 and December 31, 2009, liquidation preference of $1,000 per share	30,315	30,315

Stockholders’ equity
Preferred stock, $0.001 par value, 4,855,000 shares authorized, no shares issued and outstanding as of June 30, 2010 and December 31, 2009	—	—
Series A Preferred Stock $0.001 par value, 110,000 shares authorized, no shares issued, and outstanding as of June 30, 2010 and December 31, 2009	—	—
Common stock voting, $0.003 par value, 110,000,000 shares authorized, 35,364,234 shares and 34,654,957 shares issued as of June 30, 2010 and December 31, 2009, respectively	106	104
Common stock non-voting, $0.003 par value, 10,000,000 shares authorized, 2,585,654 shares issued and outstanding as of June 30, 2010 and December 31, 2009	9	9
Additional paid-in capital	318,638	313,896
Receivable for common stock subscribed	(595)	(713)
Treasury stock — Common stock voting, at cost, 2,864,120 shares as of June 30, 2010 and December 31, 2009	(40,000)	(40,000)
Accumulated deficit	(46,914)	(55,403)
Accumulated other comprehensive loss	(1,134)	(1,391)

Total stockholders’ equity	230,110	216,502

Total liabilities and stockholders’ equity	$285,436	$277,286

The accompanying notes are an integral part of these consolidated financial statements.

MARKETAXESS HOLDINGS INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(In thousands, except share and per share amounts)
Revenues
Commissions
U.S. high-grade	$20,249	$13,808	$40,025	$27,323
Eurobond	4,669	4,712	10,161	8,854
Other	4,542	3,310	8,581	6,099

Total commissions	29,460	21,830	58,767	42,276
Technology products and services	3,251	2,096	6,415	4,119
Information and user access fees	1,722	1,504	3,356	3,159
Investment income	315	234	606	566
Other	578	175	1,066	351

Total revenues	35,326	25,839	70,210	50,471

Expenses
Employee compensation and benefits	14,189	11,917	28,122	23,359
Depreciation and amortization	1,622	1,679	3,238	3,470
Technology and communications	2,353	2,120	4,770	4,362
Professional and consulting fees	1,990	1,613	4,128	3,492
Occupancy	707	693	1,645	1,369
Marketing and advertising	759	708	1,387	1,353
General and administrative	1,850	1,373	3,979	2,599

Total expenses	23,470	20,103	47,269	40,004

Income before income taxes	11,856	5,736	22,941	10,467
Provision for income taxes	4,687	2,549	9,071	4,441

Net income	$7,169	$3,187	$13,870	$6,026

Net income per common share
Basic	$0.19	$0.09	$0.37	$0.16
Diluted	$0.18	$0.08	$0.35	$0.16

Cash dividends declared per common share	$0.07	$—	$0.14	$—

Weighted average common shares
Basic	33,732,905	33,255,901	33,679,209	33,219,688
Diluted	39,513,609	37,853,809	39,409,541	37,660,205
The accompanying notes are an integral part of these consolidated financial statements.

MARKETAXESS HOLDINGS INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
AND ACCUMULATED OTHER COMPREHENSIVE LOSS
FOR THE SIX MONTHS ENDED JUNE 30, 2010
(Unaudited)

					Treasury
		Common		Receivable	Stock		Accumu-	Total
	Common	Stock	Additional	for Common	Common	Accumu-	lated Other	Stock-
	Stock	Non-	Paid-In	Stock	Stock	lated	Comprehen-	holders’
	Voting	Voting	Capital	Subscribed	Voting	Deficit	sive Loss	Equity
				(In thousands)
Balance at December 31, 2009	$104	$9	$313,896	$(713)	$(40,000)	$(55,403)	$(1,391)	$216,502
Comprehensive income:
Net income	—	—	—	—	—	13,870	—	13,870
Cumulative translation adjustment and foreign currency exchange hedge, net of tax	—	—	—	—	—	—	(317)	(317)
Unrealized net gain on securities available-for-sale, net of tax	—	—	—	—	—	—	574	574

Total comprehensive income								14,127
Stock-based compensation	—	—	4,500	—	—	—	—	4,500
Exercise of stock options and grants of restricted stock, net of withholding tax on stock vesting	2	—	(236)	—	—	—	—	(234)
Cash dividend on common stock and Series B Preferred Stock	—	—	—	—	—	(5,381)	—	(5,381)
Repayment of promissory notes	—	—	—	118	—	—	—	118
Windfall tax benefits from stock-based compensation	—	—	478	—	—	—	—	478

Balance at June 30, 2010	$106	$9	$318,638	$(595)	$(40,000)	$(46,914)	$(1,134)	$230,110

The accompanying notes are an integral part of these consolidated financial statements.

MARKETAXESS HOLDINGS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2010	2009
	(In thousands)
Cash flows from operating activities
Net income	$13,870	$6,026
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,238	3,470
Stock-based compensation expense	4,500	4,152
Deferred taxes	7,233	4,196
Provision for bad debts	305	444
Changes in operating assets and liabilities
(Increase) in accounts receivable	(1,246)	(8,846)
(Increase) decrease in prepaid expenses and other assets	(11)	546
Decrease in accrued employee compensation	(6,649)	(4,211)
Increase (decrease) in deferred revenue	17	(212)
Increase in accounts payable, accrued expenses and other liabilities	1,300	322

Net cash provided by operating activities	22,557	5,887

Cash flows from investing activities
Acquisition of business	—	(1,368)
Securities available-for-sale:
Proceeds from maturities	29,214	8,824
Purchases	(31,363)	(29,428)
Securities and cash provided as collateral	77	(254)
Purchases of furniture, equipment and leasehold improvements	(3,824)	(926)
Capitalization of software development costs	(821)	(997)

Net cash used in investing activities	(6,717)	(24,149)

Cash flows from financing activities
Cash dividend on common stock and Series B Preferred Stock	(5,381)	—
Proceeds from exercise of stock options and grants of restricted stock, net of withholding tax	(234)	235
Windfall tax benefits from stock-based compensation	478	(334)
Other	(8)	24

Net cash used in financing activities	(5,145)	(75)

Effect of exchange rate changes on cash	(510)	(249)

Cash and cash equivalents
Net increase (decrease) for the period	10,185	(18,586)
Beginning of year	103,341	107,323

End of period	$113,526	$88,737

Supplemental cash flow information:
Cash paid during the year:
Income taxes paid (refunded)	$1,064	$(100)
Non-cash activity:
Capital lease obligation	$—	$723
The accompanying notes are an integral part of these consolidated financial statements.

MARKETAXESS HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Unaudited
1. Organization and Principal Business Activity
     MarketAxess Holdings Inc. (the “Company”) was incorporated in the State of Delaware on April 11, 2000. Through its subsidiaries, the Company operates an electronic trading platform for corporate bonds and other types of fixed-income instruments through which the Company’s institutional investor clients can access the liquidity provided by its broker-dealer clients. The Company’s multi-dealer trading platform allows its institutional investor clients to simultaneously request competitive, executable bids or offers from multiple broker-dealers, and to execute trades with the broker-dealer of their choice. The Company offers its clients the ability to trade U.S. high-grade corporate bonds, European high-grade corporate bonds, credit default swaps, agencies, high yield and emerging markets bonds. The Company also executes certain bond transactions between and among institutional investor and broker-dealer clients on a riskless principal basis by serving as counterparty to both the buyer and the seller in matching back-to-back trades, which then settle through a third-party clearing organization. Through its Corporate BondTicker™ service, the Company provides fixed-income market data, analytics and compliance tools that help its clients make trading decisions. In addition, the Company provides FIX (Financial Information eXchange) message management tools, connectivity solutions and ancillary technology services that facilitate the electronic communication of order information between trading counterparties.
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
Cash and Cash Equivalents
     Cash and cash equivalents include cash maintained at U.S. and U.K. banks and in money market funds. The Company defines cash equivalents as short-term interest-bearing investments with maturities at the time of purchase of three months or less. The Company’s cash is held at major international banks. Given this concentration, the Company may be exposed to certain credit risk.
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

MARKETAXESS HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Unaudited (Continued)
     The Company assesses whether an other-than-temporary impairment loss on the investments has occurred due to declines in fair value or other market conditions. The portion of an other-than-temporary impairment related to credit loss is recorded as a charge in the Consolidated Statements of Operations. The remainder is recognized in other comprehensive loss if the Company does not intend to sell the security and it is more likely than not that the Company will not be required to sell the security prior to recovery. No charges for other-than-temporary losses were recorded during the six months ended June 30, 2010 and 2009.
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

MARKETAXESS HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Unaudited (Continued)
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
     Revenues from contracts for technology integration consulting services are recognized on the percentage-of-completion method. Percentage-of-completion accounting involves calculating the percentage of services provided during the reporting period compared to the total estimated services to be provided over the duration of the contract. If estimates indicate that a contract loss will occur, a loss provision is recorded in the period in which the loss first becomes probable and reasonably estimable. Contract losses are determined to be the amount by which the estimated direct and indirect costs of the contract exceed the estimated total revenues that will be generated by the contract. There were no material contract loss provisions recorded as of June 30, 2010 and December 31, 2009. Revenues recognized in excess of billings are recorded as unbilled services. Billings in excess of revenues recognized are recorded as deferred revenues until revenue recognition criteria are met.
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

MARKETAXESS HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Unaudited (Continued)
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

MARKETAXESS HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Unaudited (Continued)
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
3. Net Capital Requirements and Customer Protection Requirements
     MarketAxess Corporation, a U.S. subsidiary, is a registered broker-dealer with the SEC and is a member of the Financial Industry Regulatory Authority (“FINRA”). MarketAxess Corporation claims exemption from SEC Rule 15c3-3, as it does not hold customer securities or funds on account, as defined. Pursuant to the Uniform Net Capital Rule under the Securities Exchange Act of 1934, MarketAxess Corporation is required to maintain minimum net capital, as defined, equal to the greater of $5,000 or 6 2/3% of aggregate indebtedness. MarketAxess Europe Limited, a U.K. subsidiary, is registered as a Multilateral Trading Facility with the Financial Services Authority (“FSA”) in the U.K. MarketAxess Canada Limited, a Canadian subsidiary, is registered as an Alternative Trading System dealer under the Securities Act of Ontario and is a member of the Investment Industry Regulatory Organization of Canada. MarketAxess Europe Limited and MarketAxess Canada Limited are subject to certain financial resource requirements of the FSA and the Ontario Securities Commission, respectively. The following table sets forth the capital requirements, as defined, that the Company’s subsidiaries were required to maintain as of June 30, 2010:

	MarketAxess	MarketAxess	MarketAxess
	Corporation	Europe Limited	Canada Limited
		(In thousands)
Net capital	$49,571	$23,960	$411
Minimum net capital required	1,059	3,575	259

Excess net capital	$48,512	$20,385	$152

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

MARKETAXESS HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Unaudited (Continued)
4. Fair Value Measurements
     The following table summarizes the valuation of the Company’s assets measured at fair value as categorized based on the hierarchy described in Note 2.

	Level 1	Level 2	Level 3	Total
		(In thousands)
As of June 30, 2010
Securities available-for-sale
U.S. government obligations	$—	$41,067	$—	$41,067
Municipal securities	—	30,995	—	30,995
Corporate bonds	—	2,025	—	2,025
Foreign currency forward position	—	(338)	—	(338)

	$—	$73,749	$—	$73,749

As of December 31, 2009
Securities available-for-sale
U.S. government obligations	$—	$40,078	$—	$40,078
Municipal securities	—	28,873	—	28,873
Corporate bonds	—	2,046	—	2,046
Foreign currency forward position	—	(259)	—	(259)

	$—	$70,738	$—	$70,738

     Securities classified within Level 2 were valued using a market approach utilizing prices and other relevant information generated by market transactions involving comparable assets. The foreign currency forward contract is classified within Level 2 as the valuation inputs are based on quoted market prices.
     The Company enters into foreign currency forward contracts with a noncontrolling stockholder broker-dealer client to hedge the exposure to variability in foreign currency cash flows resulting from the net investment in the Company’s U.K. subsidiary. The Company assesses each foreign currency forward contract to ensure that it is highly effective at reducing the exposure being hedged. The Company designates each foreign currency forward contract as a hedge, assesses the risk management objective and strategy, including identification of the hedging instrument, the hedged item and the risk exposure and how effectiveness is to be assessed prospectively and retrospectively. These hedges are for a one-month period and are used to limit exposure to foreign currency exchange rate fluctuations. The gross and net fair value liability of $0.3 million as of both June 30, 2010 and December 31, 2009, is included in accounts payable, in the Consolidated Statements of Financial Condition. Gains or losses on foreign currency forward contracts designated as hedges are included in accumulated other comprehensive loss in the Consolidated Statements of Financial Condition. A summary of the foreign currency forward contract is as follows:

	As of
	June 30, 2010	December 31, 2009
	(In thousands)
Notional value	$26,097	$28,040
Fair value of notional	26,435	28,299

Gross and net fair value liability	$(338)	$(259)

MARKETAXESS HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Unaudited (Continued)
     The following is a summary of the Company’s securities available-for-sale:

		Gross	Gross	Estimated
	Amortized	unrealized	unrealized	fair
	cost	gains	losses	value
		(In thousands)
As of June 30, 2010
U.S. government obligations	$39,685	$1,382	$—	$41,067
Municipal securities	30,983	24	(12)	30,995
Corporate bonds	2,016	9	—	2,025

Total securities available-for-sale	$72,684	$1,415	$(12)	$74,087

As of December 31, 2009
U.S. government obligations	$39,629	$469	$(20)	$40,078
Municipal securities	28,878	4	(9)	28,873
Corporate bonds	2,028	18	—	2,046

Total securities available-for-sale	$70,535	$491	$(29)	$70,997

     The following table summarizes the contractual maturities of securities available-for-sale:

	As of
	June 30, 2010	December 31, 2009
	(In thousands)
Less than one year	$23,556	$30,919
Due in 1 - 5 years	50,531	40,078

Total securities available-for-sale	$74,087	$70,997

     Proceeds from the maturities of securities available-for-sale during the six months ended June 30, 2010 and 2009 were $29.2 million and $8.8 million, respectively.
     The following table provides fair values and unrealized losses on securities available-for-sale and by the aging of the securities’ continuous unrealized loss position:

	Less than Twelve Months		Twelve Months or More		Total
	Estimated	Gross	Estimated	Gross	Estimated	Gross
	fair	unrealized	fair	unrealized	fair	unrealized
	value	losses	value	losses	value	losses
			(In thousands)
As of June 30, 2010
U.S. government obligations	$—	$—	$—	$—	$—	$—
Municipal securities	16,905	(12)	—	—	16,905	(12)
Corporate bonds	—	—	—	—	—	—

Total securities available-for-sale	$16,905	$(12)	$—	$—	$16,905	$(12)

As of December 31, 2009
U.S. government obligations	$9,944	$(20)	$—	$—	$9,944	$(20)
Municipal securities	13,644	(9)	—	—	13,644	(9)
Corporate bonds	—	—	—	—	—	—

Total securities available-for-sale	$23,588	$(29)	$—	$—	$23,588	$(29)

MARKETAXESS HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Unaudited (Continued)
5. Goodwill and Intangible Assets
     Goodwill and intangible assets principally relate to the acquisitions of Greenline Financial Technologies, Inc. in 2008 and Trade West Systems, LLC in 2007. Goodwill was $31.8 million as of both June 30, 2010 and December 31, 2009.
     Intangible assets that are subject to amortization, including the related accumulated amortization, are comprised of the following:

	June 30, 2010			December 31, 2009
		Accumulated	Net Carrying		Accumulated	Net Carrying
	Cost	Amortization	Amount	Cost	Amortization	Amount
	(In thousands)
Technology	$4,010	$(2,158)	$1,852	$4,010	$(1,807)	$2,203
Customer relationships	3,530	(1,351)	2,179	3,530	(1,119)	2,411
Non-competition agreements	1,260	(584)	676	1,260	(459)	801
Tradenames	590	(311)	279	590	(259)	331

Total	$9,390	$(4,404)	$4,986	$9,390	$(3,644)	$5,746

     Amortization expense associated with identifiable intangible assets was $0.8 million for both the six months ended June 30, 2010 and 2009. Estimated total amortization expense is $1.5 million for 2010 and 2011, $1.4 million for 2012, $0.5 million for 2013 and $0.3 million for 2014.
6. Income Taxes
     The provision for income taxes consists of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
		(In thousands)
Current:
Federal	$242	$—	$406	$—
State and local	1	(12)	(32)	(12)
Foreign	488	584	1,010	652

Total current provision	731	572	1,384	640

Deferred:
Federal	3,231	1,350	6,169	2,266
State and local	764	621	1,485	1,107
Foreign	(39)	6	33	428

Total deferred provision	3,956	1,977	7,687	3,801

Provision for income taxes	$4,687	$2,549	$9,071	$4,441

     The following is a summary of the Company’s net deferred tax assets:

	As of
	June 30, 2010	December 31, 2009
	(In thousands)
Deferred tax assets and liabilities	$17,258	$24,646
Valuation allowance	(682)	(666)

Deferred tax assets, net	$16,576	$23,980

MARKETAXESS HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Unaudited (Continued)
     As of June 30, 2010, the Company had deferred tax assets associated with stock-based compensation of approximately $6.0 million. There is a risk that the ultimate tax benefit realized upon the exercise of stock options or vesting of restricted stock could be less than the tax benefit previously recognized and in a manner sufficient to exhaust the additional paid-in capital pool. If this should occur, any excess tax benefit previously recognized would be reversed, resulting in an increase in tax expense. Since the tax benefit to be realized in the future is unknown, it is not currently possible to estimate the impact on the deferred tax balance. As of June 30, 2010, the additional paid-in-capital pool was approximately $3.5 million.
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
7. Related Parties
     The Company generates commissions, technology products and services revenues, information and user access fees, investment income and other income and related accounts receivable balances from Stockholder Broker-Dealer Clients or their affiliates. In addition, a Stockholder Broker-Dealer Client acts in an investment advisory, custodial and cash management capacity for the Company. The Company also maintains an account with and pays commissions to this Stockholder Broker-Dealer Client in connection with its share repurchase program. The Company incurs investment advisory and bank fees in connection with these arrangements. As of the dates and for the periods indicated below, the Company had the following balances and transactions with the Stockholder Broker-Dealer Clients or their affiliates:

	As of
	June 30, 2010	December 31, 2009
	(In thousands)
Cash and cash equivalents	$102,088	$101,273
Securities and cash provided as collateral	4,021	4,067
Accounts receivable	2,816	3,431
Accounts payable	58	29

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
		(In thousands)
Commissions	$3,978	$3,349	$7,897	$6,419
Technology products and services	5	10	12	19
Information and user access fees	77	64	147	125
Investment income	33	58	56	148
Other income	48	38	104	80
General and administrative	17	31	44	49
     In 2001, the Company awarded 289,581 shares of restricted stock to the Company’s Chief Executive Officer at a purchase price of $3.60 per share, which shares vested over a three-year period. The common stock subscribed was issued in exchange for eleven-year promissory notes that bear interest at the applicable federal rate and are collateralized by the subscribed shares. As of June 30, 2010, the Company had loans and interest receivable due from the Chief Executive Officer of $0.6 million. In July 2010, the loan and interest receivable were paid in full.

MARKETAXESS HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Unaudited (Continued)
8. Stock-Based Compensation Plans
     Stock-based compensation expense for the three and six months ended June 30, 2010 and 2009 was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
		(In thousands)
Employee:
Stock options	$432	$749	$871	$1,520
Restricted stock and performance shares	1,777	1,287	3,378	2,441

	2,209	2,036	4,249	3,961

Non-employee directors:
Stock options	29	23	83	55
Restricted stock	68	55	168	136

	97	78	251	191

Total stock-based compensation	$2,306	$2,114	$4,500	$4,152

     The Company records stock-based compensation for employees in employee compensation and benefits and for non-employee directors in general and administrative expenses in the Consolidated Statements of Operations.
     During the six months ended June 30, 2010, the Company granted to employees a total of 4,502 options to purchase shares of common stock, 500,034 shares of restricted stock and performance-based shares with an expected pay-out of 90,532 shares of common stock. Based on the Black-Scholes option pricing model, the weighted-average fair value for each option granted was $5.62 per share. The fair value of the restricted stock and performance-based share awards was based on a weighted-average grant date fair value per share of $14.94 and $14.29, respectively. As of June 30, 2010, there were $14.0 million of total unrecognized compensation costs related to non-vested awards. That cost is expected to be recognized over a weighted-average period of 1.7 years.

MARKETAXESS HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Unaudited (Continued)
9. Earnings Per Share
     The following table sets forth the computation of basic and diluted earnings per common share.

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(In thousands, except share and per share amounts)
Basic EPS
Net income	$7,169	$3,187	$13,870	$6,026
Amount allocable to common shareholders	90.6%	90.5%	90.6%	90.5%

Net income applicable to common stock	$6,495	$2,884	$12,564	$5,452

Common stock — voting	31,147,251	30,670,247	31,093,555	30,634,034
Common stock — non-voting	2,585,654	2,585,654	2,585,654	2,585,654

Basic weighted average shares outstanding	33,732,905	33,255,901	33,679,209	33,219,688

Basic earnings per share	$0.19	$0.09	$0.37	$0.16

Diluted EPS
Net income	$7,169	$3,187	$13,870	$6,026

Basic weighted average shares outstanding	33,732,905	33,255,901	33,679,209	33,219,688
Effect of dilutive shares:
Series B Preferred Stock	3,500,000	3,500,000	3,500,000	3,500,000
Stock options, restricted stock and warrants	2,280,704	1,097,908	2,230,333	940,517

Diluted weighted average shares outstanding	39,513,609	37,853,809	39,409,541	37,660,205

Diluted earnings per share	$0.18	$0.08	$0.35	$0.16

     Stock options, restricted stock and warrants totaling 0.5 million shares and 4.4 million shares for the three months ended June 30, 2010 and 2009, respectively, and 0.6 million shares and 4.6 million shares for the six months ended June 30, 2010 and 2009, respectively, were excluded from the computation of diluted earnings per share because their effect would have been antidilutive. The computation of diluted shares can vary among periods due, in part, to the change in the average price of the Company’s common stock.
10. Commitments and Contingencies
     The Company leases office space and equipment under non-cancelable lease agreements expiring at various dates through 2022. Office space leases are subject to escalation based on certain costs incurred by the landlord. Minimum rental commitments as of June 30, 2010 under such operating and capital leases, net of future sublease income of $0.5 million and $0.3 million in 2010 and 2011, respectively, were as follows:

	Operating Leases	Capital Leases
	(In thousands)
Remainder of 2010	$1,090	$168
2011	2,045	336
2012	2,008	336
2013	1,992	322
2014	1,959	42
2015	2,001	—
Thereafter	10,661	—

Minimum lease payments	21,756	1,204
Less amount representing interest	—	147

	$21,756	$1,057

     Rental expense for both the three months ended June 30, 2010 and 2009 was $0.6 million, and for the six months ended June 30, 2010 and 2009 was $1.5 million and $1.2 million, respectively, and is included in occupancy expenses in the Consolidated Statements

MARKETAXESS HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Unaudited (Continued)
of Operations. Rental expense has been recorded based on the total minimum lease payments after giving effect to rent abatement and concessions, which are being amortized on a straight-line basis over the life of the lease, and sublease income.
     The Company has entered into a sublease agreement on one of its leased properties through the April 2011 lease termination date. In May 2008, the Company assigned the lease agreement on another leased property to a third party. The Company is contingently liable should the assignee default on future lease obligations through the November 2015 lease termination date. The aggregate amount of future lease obligations under these two arrangements was $2.8 million as of June 30, 2010.
     The Company is contingently obligated for standby letters of credit that were issued to landlords for office space. The Company uses a U.S. government obligation as collateral for these standby letters of credit. This collateral is included with securities and cash provided as collateral in the Consolidated Statements of Financial Condition and had a fair market value and amortized cost of $3.5 million as of both June 30, 2010 and December 31, 2009.
     The Company, through two regulated subsidiaries, executes certain bond transactions between and among institutional investor and broker-dealer clients on a riskless principal basis by serving as counterparty to both the buyer and the seller in matching back-to-back trades, which are then settled through a third-party clearing organization. The Company acts as intermediary on a riskless principal basis in these bond transactions by serving as counterparty to the two clients involved. Settlement typically occurs within one to three trading days after the trade date. Cash settlement of the transaction occurs upon receipt or delivery of the underlying instrument that was traded. Under securities clearing agreements with the independent third party, the Company maintains a collateral deposit with the clearing broker in the form of cash. As of June 30, 2010, the collateral deposit included in securities and cash provided as collateral in the Consolidated Statements of Financial Condition was $0.9 million. The Company is exposed to credit risk in the event a counterparty does not fulfill its obligation to complete a transaction. Pursuant to the terms of the securities clearing agreements between the Company and the independent clearing broker, the clearing broker has the right to charge the Company for losses resulting from a counterparty’s failure to fulfill its contractual obligations. The losses are not capped at a maximum amount and apply to all trades executed through the clearing broker. At June 30, 2010, the Company had not recorded any liabilities with regard to this right.
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
     In January 2007, a former employee of MarketAxess Corporation commenced an arbitration proceeding before FINRA arising out of the May 2006 termination of such individual’s employment with MarketAxess Corporation. This individual subsequently amended his statement of claim to add MarketAxess Holdings Inc. as a party to the arbitration proceeding. FINRA consolidated all of the former employee’s claims into a single proceeding and, by an award dated July 12, 2010, the FINRA arbitration panel denied the former employee’s claims, totaling approximately $0.9 million, in their entirety. The former employee’s right to appeal the panel’s decision expires in October 2010.
11. Comprehensive Income
     Comprehensive income was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
		(In thousands)
Net income	$7,169	$3,187	$13,870	$6,026
Cumulative translation adjustment and foreign currency exchange hedge, net of taxes	(124)	(49)	(317)	(132)
Unrealized net gain on securities available- for-sale, net of taxes	429	192	574	233

Total comprehensive income	$7,474	$3,330	$14,127	$6,127

MARKETAXESS HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Unaudited (Continued)
12. Customer Concentration
     During both the six months ended June 30, 2010 and 2009, no single client accounted for more than 10% of total revenue. One client accounted for 15.5% and 12.5% of trading volumes during the six months ended June 30, 2010 and 2009, respectively.
13. Share Repurchase Program
     In June 2010, the Board of Directors of the Company authorized a share repurchase program for up to $30.0 million of the Company’s common stock. Shares repurchased under the program will be held in treasury for future use. Through June 30, 2010, no shares had been repurchased under the program.

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
Executive Overview
     MarketAxess operates a leading electronic trading platform that allows investment industry professionals to efficiently trade corporate bonds and other types of fixed-income instruments. Our 796 active institutional investor clients (firms that executed at least one trade in U.S. or European fixed-income securities through our electronic trading platform between July 2009 and June 2010) include investment advisers, mutual funds, insurance companies, public and private pension funds, bank portfolios, broker-dealers and hedge funds. Our 80 broker-dealer market-maker clients provide liquidity on the platform and include most of the leading broker-dealers in global fixed-income trading. The Company also executes certain bond transactions between and among institutional investor and broker-dealer clients on a riskless principal basis by serving as counterparty to both the buyer and the seller in matching back-to-back trades, which then settle through a third-party clearing organization. Through our Corporate BondTicker™ service, we provide fixed-income market data, analytics and compliance tools that help our clients make trading decisions. In addition, we provide FIX (Financial Information eXchange) message management tools, connectivity solutions and ancillary technology services that facilitate the electronic communication of order information between trading counterparties.
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
     On July 21, 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act was signed into law, marking the greatest change to financial supervision since the 1930’s. U.S. financial regulators will enter an intense period of rulemaking over the next six to 18 months, and market participants will need to make strategic decisions in an environment of regulatory uncertainty. Among the most significant aspects of the derivatives section of the Dodd-Frank bill are mandatory clearing of certain derivatives transactions

(“swaps”) through regulated central clearing organizations and mandatory trading of those swaps through either regulated exchanges or swap execution facilities, in each case, subject to certain key exceptions. As with other parts of the bill, many of the details of the new regulatory regime relating to swaps are left to the regulators to determine through rulemaking. Subject to such rulemaking, we intend to register and operate a swap execution facility.
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
     Eurobond Commissions. Similar to the U.S. high-grade plans, our European fee plan incorporates monthly distribution fees as well as variable transaction fees. In June 2010, we launched a click-to-trade protocol in the European market. Click-to-trade is offered alongside our request-for-quote product and consists of streamed indicative pricing in credit and rates products. Clients have the ability to request a trade at the displayed price with the indicated dealer. In connection with the launch, the Eurobond fee plan was revised and a standard commission rate was established across most types of bonds. Prior to this change, the variable transaction fee was dependent on the type of bond traded and the maturity of the issue.
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
Critical Accounting Estimates
     This Management’s Discussion and Analysis of Financial Condition and Results of Operations discusses our Consolidated Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the United States, also referred to as U.S. GAAP. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the reported amounts of income and expenses during the reporting periods. We base our estimates and judgments on historical experience and on various other factors that we believe are reasonable under the circumstances. Actual results may differ from these estimates under varying assumptions or conditions. Note 2 of the Notes to our Consolidated Financial Statements includes a summary of the significant accounting policies and methods used in the preparation of our Consolidated Financial Statements. There were no significant changes to our critical accounting policies and estimates during the six months ended June 30, 2010, as compared to those we disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2009.
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

Results of Operations
     Three Months Ended June 30, 2010 Compared to Three Months Ended June 30, 2009
     Overview
     Total revenues increased by $9.5 million or 36.7% to $35.3 million for the three months ended June 30, 2010, from $25.8 million for the three months ended June 30, 2009. This increase in total revenues was primarily due to increases in commissions of $7.6 million and technology products and services revenues of $1.2 million.
     Total expenses increased by $3.4 million or 16.7% to $23.5 million for the three months ended June 30, 2010, from $20.1 million for the three months ended June 30, 2009. The increase was primarily due to higher employee compensation and benefits of $2.3 million and general and administrative expense of $0.5 million.
     Income before taxes increased by $6.1 million or 106.7% to $11.9 million for the three months ended June 30, 2010, from $5.7 million for the three months ended June 30, 2009. Net income increased by $4.0 million or 124.9% to $7.2 million for the three months ended June 30, 2010, from $3.2 million for three months ended June 30, 2009.
     Revenues
     Our revenues for the three months ended June 30, 2010 and 2009, and the resulting dollar and percentage changes, were as follows:

	Three Months Ended June 30,
	2010		2009
		% of		% of	$	%
	$	Revenues	$	Revenues	Change	Change
			($ in thousands)
Commissions	$29,460	83.4%	$21,830	84.5%	$7,630	35.0%
Technology products and services	3,251	9.2	2,096	8.1	1,155	55.1
Information and user access fees	1,722	4.9	1,504	5.8	218	14.5
Investment income	315	0.9	234	0.9	81	34.6
Other	578	1.6	175	0.7	403	230.3

Total revenues	$35,326	100.0%	$25,839	100.0%	$9,487	36.7%

     Commissions. Our commission revenues for the three months ended June 30, 2010 and 2009, and the resulting dollar and percentage changes, were as follows:

	Three Months Ended June 30,
			$	%
	2010	2009	Change	Change
		($ in thousands)
Distribution fees
U.S. high-grade	$9,256	$7,635	$1,621	21.2%
Eurobond	3,016	2,982	34	1.1

Total distribution fees	12,272	10,617	1,655	15.6
Variable transaction fees
U.S. high-grade	10,993	6,173	4,820	78.1
Eurobond	1,653	1,730	(77)	(4.5)
Other	4,542	3,310	1,232	37.2

Total variable transaction fees	17,188	11,213	5,975	53.3

Total commissions	$29,460	$21,830	$7,630	35.0%

     The $1.7 million increase in distribution fees for the three months ended June 30, 2010 compared to the three months ended June 30, 2009 is due principally to the additional U.S. broker-dealer market makers on the platform.

     The following table shows the extent to which the increase in commissions for the three months ended June 30, 2010 was attributable to changes in transaction volumes, variable transaction fees per million and monthly distribution fees:

	Change from Three Months Ended June 30, 2009
	U.S.
	High-Grade	Eurobond	Other	Total
		(In thousands)
Volume increase (decrease)	$3,299	$(56)	$2,445	$5,688
Variable transaction fee per million increase (decrease)	1,521	(21)	(1,213)	287
Monthly distribution fees increase	1,621	34	—	1,655

Total commissions increase (decrease)	$6,441	$(43)	$1,232	$7,630

     Our trading volumes for the three months ended June 30, 2010 and 2009 were as follows:

	Three Months Ended June 30,
			$	%
	2010	2009	Change	Change
Trading Volume Data (in millions)
U.S. high-grade	$58,170	$37,910	$20,260	53.4%
Eurobond	12,739	13,169	(430)	(3.3)
Other	27,372	15,742	11,630	73.9

Total	$98,281	$66,821	$31,460	47.1%

Number of U.S. Trading Days	63	63
Number of U.K. Trading Days	61	61
     For volume reporting purposes, transactions in foreign currencies are converted to U.S. dollars at average monthly rates. The 53.4% increase in U.S. high-grade volume was principally due to an increase in the Company’s estimated market share of total U.S. high-grade corporate bond volume as reported by FINRA TRACE from 4.7% for the three months ended June 30, 2009 to 8.1% for the three months ended June 30, 2010, offset by a decline in overall market volume as measured by FINRA TRACE. Estimated FINRA TRACE U.S. high-grade volume decreased by 10.8% from $807.1 billion for the three months ended June 30, 2009 to $720.3 billion for the three months ended June 30, 2010. Eurobond volumes decreased by 3.3% for the three months ended June 30, 2010 compared to the three months ended June 30, 2009. We believe that overall Eurobond volumes were negatively impacted by issues related to the regional sovereign debt market. Other volume increased by 73.9% for the three months ended June 30, 2010 compared to the three months ended June 30, 2009, primarily due to higher agency and emerging markets volumes.
     Our average variable transaction fee per million for the three months ended June 30, 2010 and 2009 was as follows:

	Three Months Ended June 30,
	2010	2009
Average Variable Transaction Fee Per Million
U.S. high-grade	$189	$163
Eurobond	$130	$131
Other	$166	$210
All Products	$175	$168
     The U.S. high-grade average variable transaction fee per million increased from $163 for the three months ended June 30, 2009 to $189 for the three months ended June 30, 2010, primarily due to the introduction of new dealers on the platform that pay higher variable fees per million. The Eurobond average variable transaction fee per million decreased from $131 for the three months ended June 30, 2009 to $130 for the three months ended June 30, 2010. In June 2010, we launched a click-to-trade protocol in the European market. In connection with the launch, the Eurobond fee plan was revised. We expect that the Eurobond average variable transaction fee per million under the new fee plan will be approximately $100. Other average variable transaction fee per million decreased from

$210 for the three months ended June 30, 2009 to $166 for the three months ended June 30, 2010, primarily due to a larger percentage of Other volume in products that carry lower fees per million, principally agency bonds.
     Technology Products and Services. Technology products and services revenues increased by $1.2 million or 55.1% to $3.3 million for the three months ended June 30, 2010, from $2.1 million for the three months ended June 30, 2009. The increase was primarily a result of higher technology integration consulting services.
     Information and User Access Fees. Information and user access fees increased by $0.2 million or 14.5% to $1.7 million for the three months ended June 30, 2010, from $1.5 million for the three months ended June 30, 2009.
     Investment Income. Investment income increased by 34.6% to $0.3 million for the three months ended June 30, 2010, from $0.2 million for the three months ended June 30, 2009.
     Other. Other revenues increased by $0.4 million or 230.3% to $0.6 million for the three months ended June 30, 2010, from $0.2 million for the three months ended June 30, 2009. The increase was primarily a result of initial set-up fees from broker-dealer clients.
     Expenses
     Our expenses for the three months ended June 30, 2010 and 2009, and the resulting dollar and percentage changes were as follows:

	Three Months Ended June 30,
	2010		2009
		% of		% of	$	%
	$	Revenues	$	Revenues	Change	Change
			($ in thousands)
Employee compensation and benefits	$14,189	40.2%	$11,917	46.1%	$2,272	19.1%
Depreciation and amortization	1,622	4.6	1,679	6.5	(57)	(3.4)
Technology and communications	2,353	6.7	2,120	8.2	233	11.0
Professional and consulting fees	1,990	5.6	1,613	6.2	377	23.4
Occupancy	707	2.0	693	2.7	14	2.0
Marketing and advertising	759	2.1	708	2.7	51	7.2
General and administrative	1,850	5.2	1,373	5.3	477	34.7

Total expenses	$23,470	66.4%	$20,103	77.8%	$3,367	16.7%

     Employee Compensation and Benefits. Employee compensation and benefits increased by $2.3 million or 19.1% to $14.2 million for the three months ended June 30, 2010, from $11.9 million for the three months ended June 30, 2009. This increase was primarily attributable to higher incentive compensation of $1.2 million, salaries of $0.5 million due to increased headcount, and benefits and employment taxes of $0.4 million.
     Depreciation and Amortization. Depreciation and amortization decreased by $0.1 million or 3.4% to $1.6 million for the three months ended June 30, 2010, from $1.7 million for the three months ended June 30, 2009. The decrease was primarily attributable to lower amortization of software development costs. For the three months ended June 30, 2010 and 2009, we capitalized $0.9 million and $0.4 million, respectively, of leasehold improvements and equipment purchases and $0.4 million and $0.6 million, respectively, of software development costs. The 2010 leasehold improvement and equipment expenditures included $0.5 million associated with the move of our corporate offices to new premises in New York City in the first quarter of 2010.
     Technology and Communications. Technology and communications expenses increased by $0.2 million or 11% to $2.4 million for the three months ended June 30, 2010 from $2.1 million for the three months ended June 30, 2009. The increase was attributable to higher expenses associated with data center hosting and market data.

     Professional and Consulting Fees. Professional and consulting fees increased by $0.4 million or 23.4% to $2.0 million for the three months ended June 30, 2010, from $1.6 million for the three months ended June 30, 2009. The increase was principally due to higher technology consulting costs.
     Occupancy. Occupancy costs were $0.7 million for both the three months ended June 30, 2010 and 2009.
     Marketing and Advertising. Marketing and advertising expenses increased by 7.2% to $0.8 million for the three months ended June 30, 2010 from $0.7 million for the three months ended June 30, 2009.
     General and Administrative. General and administrative expenses increased by $0.5 million or 34.7% to $1.9 million for the three months ended June 30, 2010, from $1.4 million for the three months ended June 30, 2009. The increase was primarily due to higher franchise taxes and registration fees, partially offset by a decline in the charge for doubtful accounts.
     Provision for Income Tax. For the three months ended June 30, 2010 and 2009, we recorded an income tax provision of $4.7 million and $2.5 million, respectively. The increase in the tax provision was primarily attributable to the $6.1 million increase in pre-tax income for the period. With the exception of the payment of certain foreign and state and local taxes, the provision for income taxes was a non-cash expense since we had available net operating loss carryforwards and tax credits to offset the cash payment of taxes.
     Our consolidated effective tax rate for the three months ended June 30, 2010 was 39.5%, compared to 44.4% for the three months ended June 30, 2009. The decrease in the effective tax rate is principally due to a refinement in our state and local tax apportionment methodology, which resulted in a lower projected state income tax rate. Our consolidated effective tax rate can vary from period to period depending on, among other factors, the geographic and business mix of our earnings and changes in tax legislation and tax rates. Due to our net deferred tax asset balance, a decrease in tax rates results in a reduction in our deferred tax balance and an increase in tax expense in the period in which the change occurs.
     Six Months Ended June 30, 2010 Compared to Six Months Ended June 30, 2009
     Overview
     Total revenues increased by $19.7 million or 39.1% to $70.2 million for the six months ended June 30, 2010, from $50.5 million for the six months ended June 30, 2009. This increase in total revenues was primarily due to increases in commissions of $16.5 million and technology products and services revenues of $2.3 million.
     Total expenses increased by $7.3 million or 18.2% to $47.3 million for the six months ended June 30, 2010, from $40.0 million for the six months ended June 30, 2009. The increase was primarily due to higher employee compensation and benefits of $4.8 million and general and administrative expense of $1.4 million.
     Income before taxes increased by $12.5 million or 119.2% to $22.9 million for the six months ended June 30, 2010, from $10.5 million for the six months ended June 30, 2009. Net income increased by $7.8 million or 130.2% to $13.9 million for the six months ended June 30, 2010, from $6.0 million for six months ended June 30, 2009.

Revenues
Our revenues for the six months ended June 30, 2010 and 2009, and the resulting dollar and percentage changes, were as follows:

	Six Months Ended June 30,
	2010		2009
		% of		% of	$	%
	$	Revenues	$	Revenues	Change	Change
	($ in thousands)
Commissions	$58,767	83.7%	$42,276	83.8%	$16,491	39.0%
Technology products and services	6,415	9.1	4,119	8.2	2,296	55.7
Information and user access fees	3,356	4.8	3,159	6.3	197	6.2
Investment income	606	0.9	566	1.1	40	7.1
Other	1,066	1.5	351	0.7	715	203.7

Total revenues	$70,210	100.0%	$50,471	100.0%	$19,739	39.1%

     Commissions. Our commission revenues for the six months ended June 30, 2010 and 2009, and the resulting dollar and percentage changes, were as follows:

	Six Months Ended June 30,
			$	%
	2010	2009	Change	Change
	($ in thousands)
Distribution fees
U.S. high-grade	$18,238	$14,710	$3,528	24.0%
Eurobond	6,282	5,958	324	5.4

Total distribution fees	24,520	20,668	3,852	18.6
Variable transaction fees
U.S. high-grade	21,787	12,613	9,174	72.7
Eurobond	3,879	2,896	983	33.9
Other	8,581	6,099	2,482	40.7

Total variable transaction fees	34,247	21,608	12,639	58.5

Total commissions	$58,767	$42,276	$16,491	39.0%

     The $3.9 million increase in distribution fees for the six months ended June 30, 2010 compared to the six months ended June 30, 2009 is due principally to the additional U.S. broker-dealer market makers on the platform.
     The following table shows the extent to which the increase in commissions for the six months ended June 30, 2010 was attributable to changes in transaction volumes, variable transaction fees per million and monthly distribution fees:

	Change from Six Months Ended June 30, 2009
	U.S.
	High-Grade	Eurobond	Other	Total
	(In thousands)
Volume increase	$7,582	$845	$3,911	$12,338
Variable transaction fee per million increase (decrease)	1,592	138	(1,429)	301
Monthly distribution fees increase	3,528	324	—	3,852

Total commissions increase	$12,702	$1,307	$2,482	$16,491

     Our trading volumes for the six months ended June 30, 2010 and 2009 were as follows:

	Six Months Ended June 30,
			$	%
	2010	2009	Change	Change
Trading Volume Data (in millions)
U.S. high-grade	$119,681	$74,749	$44,932	60.1%
Eurobond	28,758	22,261	6,497	29.2
Other	49,044	29,882	19,162	64.1

Total	$197,483	$126,892	$70,591	55.6%

Number of U.S. Trading Days	124	124
Number of U.K. Trading Days	124	124
     For volume reporting purposes, transactions in foreign currencies are converted to U.S. dollars at average monthly rates. The 60.1% increase in U.S. high-grade volume was principally due to an increase in the Company’s estimated market share of total U.S. high-grade corporate bond volume as reported by FINRA TRACE from 5.2% for the six months ended June 30, 2009 to 8.0% for the six months ended June 30, 2010, coupled with an increase in overall market volume as measured by FINRA TRACE. Estimated FINRA TRACE U.S. high-grade volume increased by 3.2% from $1,451.4 billion for the six months ended June 30, 2009 to $1,498.3 billion for the six months ended June 30, 2010. Eurobond volumes increased by 29.2% for the six months ended June 30, 2010 compared to the six months ended June 30, 2009. Other volume increased by 64.1% for the six months ended June 30, 2010 compared to the six months ended June 30, 2009, primarily due to agency and emerging markets volumes.
     Our average variable transaction fee per million for the six months ended June 30, 2010 and 2009 was as follows:

	Six Months Ended June 30,
	2010	2009
Average Variable Transaction Fee Per Million
U.S. high-grade	$182	$169
Eurobond	$135	$130
Other	$175	$204
All Products	$173	$170
     The U.S. high-grade average variable transaction fee per million increased from $169 for the six months ended June 30, 2009 to $182 for the six months ended June 30, 2010, primarily due to the introduction of new dealers on the platform that pay higher variable fees per million. The Eurobond average variable transaction fee per million increased from $130 for the six months ended June 30, 2009 to $135 for the six months ended June 30, 2010. In June 2010, we launched a click-to-trade protocol in the European market. In connection with the launch, the Eurobond fee plan was revised. We expect that the Eurobond average variable transaction fee per million under the new fee plan will be approximately $100. Other average variable transaction fee per million decreased from $204 for the six months ended June 30, 2009 to $175 for the six months ended June 30, 2010, primarily due to a larger percentage of Other volume in products that carry lower fees per million, principally agency bonds.
     Technology Products and Services. Technology products and services revenues increased by $2.3 million or 55.7% to $6.4 million for the six months ended June 30, 2010, from $4.1 million for the six months ended June 30, 2009. The increase was primarily a result of higher technology integration consulting services.
     Information and User Access Fees. Information and user access fees increased by 6.2% to $3.4 million for the six months ended June 30, 2010, from $3.2 million for the six months ended June 30, 2009.
     Investment Income. Investment income was $0.6 million for both the six months ended June 30, 2010 and 2009.
     Other. Other revenues increased by $0.7 million or 203.7% to $1.1 million for the six months ended June 30, 2010, from $0.4 million for the six months ended June 30, 2009. The increase was primarily a result of initial set-up fees from broker-dealer clients.

Expenses
Our expenses for the six months ended June 30, 2010 and 2009, and the resulting dollar and percentage changes, were as follows:

	Six Months Ended June 30,
	2010		2009
		% of		% of	$	%
	$	Revenues	$	Revenues	Change	Change
	($ in thousands)
Employee compensation and benefits	$28,122	40.1%	$23,359	46.3%	$4,763	20.4%
Depreciation and amortization	3,238	4.6	3,470	6.9	(232)	(6.7)
Technology and communications	4,770	6.8	4,362	8.6	408	9.4
Professional and consulting fees	4,128	5.9	3,492	6.9	636	18.2
Occupancy	1,645	2.3	1,369	2.7	276	20.2
Marketing and advertising	1,387	2.0	1,353	2.7	34	2.5
General and administrative	3,979	5.7	2,599	5.1	1,380	53.1

Total expenses	$47,269	67.3%	$40,004	79.3%	$7,265	18.2%

     Employee Compensation and Benefits. Employee compensation and benefits increased by $4.8 million or 20.4% to $28.1 million for the six months ended June 30, 2010, from $23.4 million for the six months ended June 30, 2009. This increase was primarily attributable to higher incentive compensation of $2.6 million, salaries of $1.1 million due to increased headcount, and benefits and employment taxes of $0.8 million.
     Depreciation and Amortization. Depreciation and amortization decreased by $0.2 million or 6.7% to $3.2 million for the six months ended June 30, 2010, from $3.5 million for the six months ended June 30, 2009. The decrease was primarily attributable to lower amortization of software development costs. For the six months ended June 30, 2010 and 2009, we capitalized $3.8 million and $1.6 million, respectively, of leasehold improvements and equipment purchases and $0.8 million and $1.0 million, respectively, of software development costs. The 2010 leasehold improvement and equipment expenditures included $2.8 million associated with the move of our corporate offices to new premises in New York City in the first quarter of 2010.
     Technology and Communications. Technology and communications expenses increased by $0.4 million or 9.4% to $4.8 million for the six months ended June 30, 2010 from $4.4 million for the six months ended June 30, 2009. The increase was attributable to higher license and maintenance support expense.
     Professional and Consulting Fees. Professional and consulting fees increased by $0.6 million or 18.2% to $4.1 million for the six months ended June 30, 2010, from $3.5 million for the six months ended June 30, 2009. The increase was principally due to higher technology consulting and recruiting costs.
     Occupancy. Occupancy costs increased by $0.3 million or 20.2% to $1.6 million for the six months ended June 30, 2010 from $1.4 million for the six months ended June 30, 2009. The increase was principally due to a two-month overlap in rental costs for both our old and new premises leased in New York City.
     Marketing and Advertising. Marketing and advertising expenses were $1.4 million for both the six months ended June 30, 2010 and 2009.
     General and Administrative. General and administrative expenses increased by $1.4 million or 53.1% to $4.0 million for the six months ended June 30, 2010, from $2.6 million for the six months ended June 30, 2009. The increase was primarily due to higher charitable contributions, general travel and entertainment expense, franchise taxes and registration fees.
     Provision for Income Tax. For the six months ended June 30, 2010 and 2009, we recorded an income tax provision of $9.1 million and $4.4 million, respectively. The increase in the tax provision was primarily attributable to the $12.5 million increase in pre-tax income for the period. With the exception of the payment of certain foreign and state and local taxes, the provision for income taxes was a non-cash expense since we had available net operating loss carryforwards and tax credits to offset the cash payment of taxes.

     Our consolidated effective tax rate for the six months ended June 30, 2010 was 39.5%, compared to 42.4% for the six months ended June 30, 2009. The decrease in the effective tax rate is principally due to a refinement in our state and local tax apportionment methodology, which resulted in a lower projected state income tax rate. Our consolidated effective tax rate can vary from period to period depending on, among other factors, the geographic and business mix of our earnings and changes in tax legislation and tax rates. Due to our net deferred tax asset balance, a decrease in tax rates results in a reduction in our deferred tax balance and an increase in tax expense in the period in which the change occurs.
Liquidity and Capital Resources
     During the past three years, we have met our cash needs through cash on hand, internally generated funds and the issuance of Series B Preferred Stock. Cash and cash equivalents and securities available-for-sale totaled $187.6 million at June 30, 2010. Other than equipment-related capital lease obligations amounting to $1.1 million as of June 30, 2010, we have no long-term or short-term debt and do not maintain bank lines of credit.
     Our cash flows were as follows:

	Six Months Ended June 30,
	2010	2009
	(In thousands)
Net cash provided by operating activities	$22,557	$5,887
Net cash used in investing activities	(6,717)	(24,149)
Net cash used in financing activities	(5,145)	(75)
Effect of exchange rate changes on cash	(510)	(249)

Net increase (decrease) for the period	$10,185	$(18,586)

     We define free cash flow as cash flow from operating activities less expenditures for furniture, equipment and leasehold improvements and capitalized software development costs. For the 12 months ended June 30, 2010 and 2009, free cash flow was $50.5 million and $20.7 million, respectively.
     Net cash provided by operating activities was $22.6 million for the six months ended June 30, 2010 compared to $5.9 million for the six months ended June 30, 2009. The $16.7 million increase in net cash provided by operating activities was primarily due to an increase in net income of $7.8 million, higher non-cash deferred income taxes of $3.0 million and a decrease in cash used for working capital of $5.8 million. During the six months ended June 30, 2010, annual bonus payments were $14.1 million compared to $9.5 million for the six months ended June 30, 2009.
     Net cash used in investing activities was $6.7 million for the six months ended June 30, 2010 compared to $24.1 million for the six months ended June 30, 2009. Net purchases of securities available-for-sale were $2.1 million for the six months ended June 30, 2010 compared to $20.6 million for the six months ended June 30, 2009. Capital expenditures were $4.6 million and $1.9 million for the six months ended June 30, 2010 and 2009, respectively. Leasehold improvements and equipment expenditures in 2010 included $2.8 million associated with the move of our corporate offices to new premises in New York City in the first quarter of 2010. During the six months ended June 30, 2009, we made a $1.4 million earn-out payment related to the acquisition of Greenline.
     Net cash used in financing activities was $5.1 million for the six months ended June 30, 2010 compared to $0.1 million for the six months ended June 30, 2009. The increase in net cash used in financing activities was principally due to cash dividends paid in 2010 on common stock and Series B preferred stock of $5.4 million.
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
     We have three regulated subsidiaries, MarketAxess Corporation, MarketAxess Europe Limited and MarketAxess Canada Ltd. MarketAxess Corporation is a registered broker-dealer in the U.S., MarketAxess Europe Limited is a registered multilateral trading facility in the U.K. and MarketAxess Canada Ltd. is a registered Alternative Trading System in the Province of Ontario. As such, they are subject to minimum regulatory capital requirements imposed by their respective market regulators that are intended to ensure general financial soundness and liquidity based on certain minimum capital requirements. The relevant regulations prohibit a registrant from repaying borrowings from its parent or affiliates, paying cash dividends, making loans to its parent or affiliates or otherwise entering into transactions that result in a significant reduction in its regulatory net capital position without prior notification to or approval from its principal regulator. The capital structures of our subsidiaries are designed to provide each with capital and liquidity consistent with its business and regulatory requirements. The following table sets forth the capital requirements, as defined, that the Company’s subsidiaries were required to maintain as of June 30, 2010:

	MarketAxess	MarketAxess	MarketAxess
	Corporation	Europe Limited	Canada Limited
	(In thousands)
Net capital	$49,571	$23,960	$411
Minimum net capital required	1,059	3,575	259

Excess net capital	$48,512	$20,385	$152

     We execute certain bond transactions between and among institutional investor and broker-dealer clients on a riskless principal basis by serving as counterparty to both the buyer and the seller in matching back-to-back trades, which are then settled through a third-party clearing organization. We act as intermediary on a riskless principal basis in these bond transactions by serving as counterparty to the two clients involved. Settlement typically occurs within one to three trading days after the trade date. Cash settlement of the transaction occurs upon receipt or delivery of the underlying instrument that was traded. Under securities clearing agreements with the independent third party, we maintain collateral deposits with the clearing broker in the form of cash or U.S. government securities. As of June 30, 2010, the collateral deposits included in securities and cash provided as collateral in the Consolidated Statements of Financial Condition was $0.9 million. We are exposed to credit risk in the event a counterparty does not fulfill its obligation to complete a transaction. Pursuant to the terms of the securities clearing agreements between us and the independent clearing broker, the clearing broker has the right to charge us for losses resulting from a counterparty’s failure to fulfill its contractual obligations. The losses are not capped at a maximum amount and apply to all trades executed through the clearing broker. At June 30, 2010, we have not recorded any liabilities with regard to this right.
     In the ordinary course of business, we enter into contracts that contain a variety of representations, warranties and general indemnifications. Our maximum exposure from any claims under these arrangements is unknown, as this would involve claims that have not yet occurred. However, based on past experience, we expect the risk of loss to be remote.
     In June 2010, our Board of Directors authorized a share repurchase program for up to $30.0 million of our common stock. We may repurchase the shares in the open market or privately negotiated transactions, at times and prices considered appropriate by us depending upon prevailing market conditions. Shares repurchased under the program will be held in treasury for future use. Through June 30, 2010, no shares had been repurchased under the program.

     Prior to 2009, we retained all earnings for investment in our business. In October 2009, our Board of Directors approved a regular quarterly dividend. A quarterly cash dividend of $0.07 per share will be paid on August 25, 2010 to stockholders of record as of the close of business on August 11, 2010. We expect the total amount payable to be approximately $2.7 million. We expect to continue paying regular cash dividends, although there is no assurance as to such dividends. Any future declaration and payment of dividends will be at the sole discretion of our Board of Directors.
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
Contractual Obligations and Commitments
     There was no significant change in our contractual obligations and commitments for the six months ended June 30, 2010.
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
     As of June 30, 2010, we had a $74.1 million investment in securities available-for-sale. Adverse movements, such as a 10% decrease in the value of these securities or a downturn or disruption in the markets for these securities, could result in a substantial loss. In addition, principal gains and losses resulting from these securities could on occasion have a disproportionate effect, positive or negative, on our financial condition and results of operations for any particular reporting period.
Interest Rate Risk
     Interest rate risk represents our exposure to interest rate changes with respect to the money market instruments, U.S. Treasury obligations and short-term fixed-income securities in which we invest. As of June 30, 2010, our cash and cash equivalents and securities available-for-sale amounted to $187.6 million and were primarily in money market instruments, U.S. government obligations and municipal securities. We do not maintain an inventory of bonds that are traded on our platform.
Derivative Risk
     Our limited derivative risk stems from our activities in the foreign currency forward contract market. We use this market to mitigate our U.S. dollar versus Pound Sterling exposure that arises from the activities of our U.K. subsidiary. As of June 30, 2010, the notional value of our foreign currency forward contract was $26.1 million. We do not speculate in any derivative instruments.
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
Item 4. Controls and Procedures
     (a) Evaluation of Disclosure Controls and Procedures. Our management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our “disclosure controls and procedures” as that term is defined in Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of June 30, 2010. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective to ensure that information required to be disclosed by MarketAxess in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and to ensure that information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
     (b) Changes in Internal Control Over Financial Reporting. There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2010 identified in connection with the evaluation thereof by our management, including the Chief Executive Officer and Chief Financial Officer, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — Other Information
Item 1. Legal Proceedings
     In January 2007, a former employee of MarketAxess Corporation commenced an arbitration proceeding before FINRA arising out of the May 2006 termination of such individual’s employment with MarketAxess Corporation. This individual subsequently amended his statement of claim to add MarketAxess Holdings Inc. as a party to the arbitration proceeding. FINRA consolidated all of the former employee’s claims into a single proceeding and, by an award dated July 12, 2010, the FINRA arbitration panel denied the former employee’s claims, totaling approximately $0.9 million, in their entirety. The former employee’s right to appeal the panel’s decision expires in October 2010.
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
     None.
Issuer Purchases of Equity Securities
     During the quarter ended June 30, 2010, we repurchased the following shares of common stock:

			Total Number of	Dollar Value of
			Shares Purchased	Shares That May
	Total Number of	Average Price	as Part of Publicly	Yet Be Purchased
Period	Shares Purchased	Paid per Share	Announced Plans	Under the Plans
				(In thousands)
April 1, 2010 — April 30, 2010	3,693	$3.56	—	$—
May 1, 2010 — May 31, 2010	—	—	—	—
June 1, 2010 — June 30, 2010	—	—	—	30,000

	3,693	$3.56	—

     In June 2010, our Board of Directors authorized a share repurchase program for up to $30.0 million of our common stock. We may repurchase the shares in the open market or privately negotiated transactions, at times and prices considered appropriate by us depending upon prevailing market conditions. Shares repurchased under the program will be held in treasury for future use. Through June 30, 2010, no shares had been repurchased under the program.

     During the six months ended June 30, 2010, a total of 844 shares were surrendered by employees to us to satisfy employee withholding tax obligations upon the vesting of restricted shares and 2,849 shares of unvested restricted shares were repurchased upon the termination of employment.
Item 3. Defaults upon Senior Securities
     None.
Item 4. (Removed and Reserved)
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

MARKETAXESS HOLDINGS INC.
Date: July 30, 2010	By:	/s/ RICHARD M. MCVEY
Richard M. McVey
Chief Executive Officer (principal executive officer)

Date: July 30, 2010	By:	/s/ ANTONIO L. DELISE
Antonio L. DeLise
Chief Financial Officer (principal financial and accounting officer)