Form 10-Q
period 2010-09-30
MARKETAXESS HOLDINGS INC
filed 2010-10-28
CIK 1278021

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______ to _______
Commission File Number 001-34091
MARKETAXESS HOLDINGS INC.
(Exact name of registrant as specified in its charter)

Delaware	52-2230784
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

299 Park Avenue, 10th Floor New York, New York	10171
(Address of principal executive offices)	(Zip Code)
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of October 27, 2010, the number of shares of the Registrant’s voting common stock outstanding was 30,927,791 and the number of shares of the Registrant’s non-voting common stock was 2,585,654.

MARKETAXESS HOLDINGS INC.
FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2010

PART I — Financial Information
Item 1. Financial Statements
MARKETAXESS HOLDINGS INC.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Unaudited)

	As of
	September 30,	December 31,
	2010	2009
	(In thousands, except share
	and per share amounts)
ASSETS
Cash and cash equivalents	$108,745	$103,341
Securities available-for-sale, at fair value	74,218	70,997
Securities and cash provided as collateral	4,943	4,971
Accounts receivable, including receivables from related parties of $2,840 and $3,431, respectively, net of allowance of $663 and $859 as of September 30, 2010 and December 31, 2009, respectively	27,320	23,150
Furniture, equipment and leasehold improvements, net of accumulated depreciation and amortization	9,595	6,856
Software development costs, net of accumulated amortization	3,027	3,420
Goodwill and intangible assets, net of accumulated amortization	36,392	37,530
Prepaid expenses and other assets	2,591	3,041
Deferred tax assets, net	20,338	23,980

Total assets	$287,169	$277,286

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Accrued employee compensation	$13,551	$15,157
Deferred revenue	4,878	4,262
Accounts payable, accrued expenses and other liabilities, including payables to related parties of $68 and $29 as of September 30, 2010 and December 31, 2009, respectively	12,674	11,050

Total liabilities	31,103	30,469

Commitments and Contingencies (Note 10)	—	—

Series B Preferred Stock, $0.001 par value, 35,000 shares authorized, issued and outstanding as of September 30, 2010 and December 31, 2009, liquidation preference of $1,000 per share	30,315	30,315

Stockholders’ equity
Preferred stock, $0.001 par value, 4,855,000 shares authorized, no shares issued and outstanding as of September 30, 2010 and December 31, 2009	—	—
Series A Preferred Stock, $0.001 par value, 110,000 shares authorized, no shares issued and outstanding as of September 30, 2010 and December 31, 2009	—	—
Common stock voting, $0.003 par value, 110,000,000 shares authorized, 35,597,220 shares and 34,654,957 shares issued as of September 30, 2010 and December 31, 2009, respectively	107	104
Common stock non-voting, $0.003 par value, 10,000,000 shares authorized, 2,585,654 shares issued and outstanding as of September 30, 2010 and December 31, 2009	9	9
Additional paid-in capital	330,956	313,896
Receivable for common stock subscribed	—	(713)
Treasury stock — Common stock voting, at cost, 4,419,296 and 2,864,120 shares as of September 30, 2010 and December 31, 2009, respectively	(63,258)	(40,000)
Accumulated deficit	(40,961)	(55,403)
Accumulated other comprehensive loss	(1,102)	(1,391)

Total stockholders’ equity	225,751	216,502

Total liabilities and stockholders’ equity	$287,169	$277,286

The accompanying notes are an integral part of these consolidated financial statements.

MARKETAXESS HOLDINGS INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(In thousands, except share and per share amounts)
Revenues
Commissions
U.S. high-grade	$21,537	$16,306	$61,562	$43,629
Eurobond	4,075	5,497	14,236	14,351
Other	5,540	3,486	14,121	9,585

Total commissions	31,152	25,289	89,919	67,565
Technology products and services	3,455	2,601	9,870	6,720
Information and user access fees	1,603	1,519	4,959	4,678
Investment income	301	314	907	880
Other	902	286	1,968	637

Total revenues	37,413	30,009	107,623	80,480

Expenses
Employee compensation and benefits	14,326	13,127	42,448	36,486
Depreciation and amortization	1,560	1,654	4,798	5,124
Technology and communications	2,543	2,029	7,313	6,391
Professional and consulting fees	2,241	1,645	6,369	5,137
Occupancy	706	706	2,351	2,075
Marketing and advertising	679	651	2,066	2,004
General and administrative	1,834	1,654	5,813	4,253

Total expenses	23,889	21,466	71,158	61,470

Income before income taxes	13,524	8,543	36,465	19,010
Provision for income taxes	4,913	3,903	13,984	8,344

Net income	$8,611	$4,640	$22,481	$10,666

Net income per common share
Basic	$0.24	$0.13	$0.61	$0.29
Diluted	$0.22	$0.12	$0.57	$0.28

Cash dividends declared per common share	$0.07	$—	$0.21	$—

Weighted average common shares
Basic	32,944,706	33,287,464	33,434,374	33,242,280
Diluted	38,743,590	38,196,823	39,187,558	37,855,864
The accompanying notes are an integral part of these consolidated financial statements.

MARKETAXESS HOLDINGS INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
AND ACCUMULATED OTHER COMPREHENSIVE LOSS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010
(Unaudited)

					Treasury
		Common		Receivable	Stock -		Accumu-	Total
	Common	Stock	Additional	for Common	Common	Accumu-	lated Other	Stock-
	Stock	Non-	Paid-In	Stock	Stock	lated	Comprehen-	holders’
	Voting	Voting	Capital	Subscribed	Voting	Deficit	sive Loss	Equity
	(In thousands)
Balance at December 31, 2009	$104	$9	$313,896	$(713)	$(40,000)	$(55,403)	$(1,391)	$216,502
Comprehensive income:
Net income	—	—	—	—	—	22,481	—	22,481
Cumulative translation adjustment and foreign currency exchange hedge, net of tax	—	—	—	—	—	—	(380)	(380)
Unrealized net gain on securities available-for-sale, net of tax	—	—	—	—	—	—	669	669

Total comprehensive income								22,770
Stock-based compensation	—	—	6,628	—	—	—	—	6,628
Exercise of stock options and grants of restricted stock, net of withholding tax on stock vesting	3	—	1,955	—	—	—	—	1,958
Cash dividend on common stock and Series B Preferred Stock	—	—	—	—	—	(8,039)	—	(8,039)
Purchase of treasury stock	—	—	—	—	(23,258)	—	—	(23,258)
Repayment of promissory notes	—	—	—	713	—	—	—	713
Tax benefit from the exercise of warrants in prior years	—	—	7,571	—	—	—	—	7,571
Windfall tax benefits from stock-based compensation	—	—	906	—	—	—	—	906

Balance at September 30, 2010	$107	$9	$330,956	$—	$(63,258)	$(40,961)	$(1,102)	$225,751

The accompanying notes are an integral part of these consolidated financial statements.

MARKETAXESS HOLDINGS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2010	2009
	(In thousands)
Cash flows from operating activities
Net income	$22,481	$10,666
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,798	5,124
Stock-based compensation expense	6,628	6,304
Deferred taxes	10,982	7,153
Provision for bad debts	389	673
Gain on sale of securities	(411)	—
Changes in operating assets and liabilities
(Increase) in accounts receivable	(4,559)	(11,043)
Decrease in prepaid expenses and other assets	450	798
Decrease in accrued employee compensation	(1,606)	(225)
Increase in deferred revenue	616	2,122
Increase in accounts payable, accrued expenses and other liabilities	1,815	2,441

Net cash provided by operating activities	41,583	24,013

Cash flows from investing activities
Acquisition of business	—	(1,368)
Securities available-for-sale:
Proceeds from maturities and sales	55,480	15,740
Purchases	(57,194)	(35,985)
Securities and cash provided as collateral	28	(240)
Purchases of furniture, equipment and leasehold improvements	(4,684)	(1,560)
Capitalization of software development costs	(1,331)	(1,421)

Net cash used in investing activities	(7,701)	(24,834)

Cash flows from financing activities
Cash dividend on common stock and Series B Preferred Stock	(8,039)	—
Purchase of treasury stock	(23,258)	—
Proceeds from exercise of stock options and grants of restricted stock, net of withholding tax	1,958	211
Windfall tax benefits from stock-based compensation	906	(319)
Other	522	90

Net cash used in financing activities	(27,911)	(18)

Effect of exchange rate changes on cash and cash equivalents	(567)	(351)

Cash and cash equivalents
Net increase (decrease) for the period	5,404	(1,190)
Beginning of year	103,341	107,323

End of period	$108,745	$106,133

Supplemental cash flow information:
Cash paid during the year:
Income taxes paid	$1,638	$213
Non-cash activity:
Capital lease obligation	$—	$723
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

MARKETAXESS HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Unaudited (Continued)
The Company assesses whether an other-than-temporary impairment loss on the investments has occurred due to declines in fair value or other market conditions. The portion of an other-than-temporary impairment related to credit loss is recorded as a charge in the Consolidated Statements of Operations. The remainder is recognized in other comprehensive loss if the Company does not intend to sell the security and it is more likely than not that the Company will not be required to sell the security prior to recovery. No charges for other-than-temporary losses were recorded during the nine months ended September 30, 2010 and 2009.
Fair Value Financial Instruments
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

MARKETAXESS HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Unaudited (Continued)
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
Revenues from contracts for technology integration consulting services are recognized on the percentage-of-completion method. Percentage-of-completion accounting involves calculating the percentage of services provided during the reporting period compared to the total estimated services to be provided over the duration of the contract. If estimates indicate that a contract loss will occur, a loss provision is recorded in the period in which the loss first becomes probable and reasonably estimable. Contract losses are determined to be the amount by which the estimated direct and indirect costs of the contract exceed the estimated total revenues that will be generated by the contract. There were no material contract loss provisions recorded as of September 30, 2010 and December 31, 2009. Revenues recognized in excess of billings are recorded as unbilled services. Billings in excess of revenues recognized are recorded as deferred revenues until revenue recognition criteria are met.
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

MARKETAXESS HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Unaudited (Continued)
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

MARKETAXESS HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Unaudited (Continued)
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
3. Net Capital Requirements and Customer Protection Requirements
MarketAxess Corporation, a U.S. subsidiary, is a registered broker-dealer with the SEC and is a member of the Financial Industry Regulatory Authority (“FINRA”). MarketAxess Corporation claims exemption from SEC Rule 15c3-3, as it does not hold customer securities or funds on account, as defined. Pursuant to the Uniform Net Capital Rule under the Securities Exchange Act of 1934, MarketAxess Corporation is required to maintain minimum net capital, as defined, equal to the greater of $5,000 or 6 2/3% of aggregate indebtedness. MarketAxess Europe Limited, a U.K. subsidiary, is registered as a Multilateral Trading Facility with the Financial Services Authority (“FSA”) in the U.K. MarketAxess Canada Limited, a Canadian subsidiary, is registered as an Alternative Trading System dealer under the Securities Act of Ontario and is a member of the Investment Industry Regulatory Organization of Canada. MarketAxess Europe Limited and MarketAxess Canada Limited are subject to certain financial resource requirements of the FSA and the Ontario Securities Commission, respectively. The following table sets forth the capital requirements, as defined, that the Company’s subsidiaries were required to maintain as of September 30, 2010:

	MarketAxess	MarketAxess	MarketAxess
	Corporation	Europe Limited	Canada Limited
	(In thousands)
Net capital	$37,811	$25,204	$393
Minimum net capital required	1,685	3,759	267

Excess net capital	$36,126	$21,445	$125

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

MARKETAXESS HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Unaudited (Continued)
4. Fair Value Measurements
The following table summarizes the valuation of the Company’s assets measured at fair value as categorized based on the hierarchy described in Note 2.

	Level 1	Level 2	Level 3	Total
	(In thousands)
As of September 30, 2010
Securities available-for-sale
U.S. government obligations	$—	$41,961	$—	$41,961
Municipal securities	—	30,230	—	30,230
Corporate bonds	—	2,027	—	2,027
Foreign currency forward position	—	(185)	—	(185)

	$—	$74,033	$—	$74,033

As of December 31, 2009
Securities available-for-sale
U.S. government obligations	$—	$40,078	$—	$40,078
Municipal securities	—	28,873	—	28,873
Corporate bonds	—	2,046	—	2,046
Foreign currency forward position	—	(259)	—	(259)

	$—	$70,738	$—	$70,738

Securities classified within Level 2 were valued using a market approach utilizing prices and other relevant information generated by market transactions involving comparable assets. The foreign currency forward contract is classified within Level 2 as the valuation inputs are based on quoted market prices.
The Company enters into foreign currency forward contracts with a noncontrolling stockholder broker-dealer client to hedge the exposure to variability in foreign currency cash flows resulting from the net investment in the Company’s U.K. subsidiary. The Company assesses each foreign currency forward contract to ensure that it is highly effective at reducing the exposure being hedged. The Company designates each foreign currency forward contract as a hedge, assesses the risk management objective and strategy, including identification of the hedging instrument, the hedged item and the risk exposure and how effectiveness is to be assessed prospectively and retrospectively. These hedges are for a one-month period and are used to limit exposure to foreign currency exchange rate fluctuations. The gross and net fair value liability of $0.2 million and $0.3 million as of September 30, 2010 and December 31, 2009, respectively, is included in accounts payable, in the Consolidated Statements of Financial Condition. Gains or losses on foreign currency forward contracts designated as hedges are included in accumulated other comprehensive loss in the Consolidated Statements of Financial Condition. A summary of the foreign currency forward contract is as follows:

	As of
	September 30, 2010	December 31, 2009
	(In thousands)
Notional value	$28,634	$28,040
Fair value of notional	28,819	28,299

Gross and net fair value liability	$(185)	$(259)

MARKETAXESS HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Unaudited (Continued)
The following is a summary of the Company’s securities available-for-sale:

		Gross	Gross	Estimated
	Amortized	unrealized	unrealized	fair
	cost	gains	losses	value
	(In thousands)
As of September 30, 2010
U.S. government obligations	$40,423	$1,538	$—	$41,961
Municipal securities	30,214	28	(12)	30,230
Corporate bonds	2,023	4	—	2,027

Total securities available-for-sale	$72,660	$1,570	$(12)	$74,218

As of December 31, 2009
U.S. government obligations	$39,629	$469	$(20)	$40,078
Municipal securities	28,878	4	(9)	28,873
Corporate bonds	2,028	18	—	2,046

Total securities available-for-sale	$70,535	$491	$(29)	$70,997

The following table summarizes the contractual maturities of securities available-for-sale:

	As of
	September 30, 2010	December 31, 2009
	(In thousands)
Less than one year	$26,272	$30,919
Due in 1 - 5 years	47,946	40,078

Total securities available-for-sale	$74,218	$70,997

Proceeds from the maturities and sale of securities available-for-sale during the nine months ended September 30, 2010 and 2009 were $55.5 million and $15.7 million, respectively.
The following table provides fair values and unrealized losses on securities available-for-sale and by the aging of the securities’ continuous unrealized loss position:

	Less than Twelve Months		Twelve Months or More		Total
	Estimated	Gross	Estimated	Gross	Estimated	Gross
	fair	unrealized	fair	unrealized	fair	unrealized
	value	losses	value	losses	value	losses
	(In thousands)
As of September 30, 2010
U.S. government obligations	$—	$—	$—	$—	$—	$—
Municipal securities	16,949	(12)	—	—	16,949	(12)
Corporate bonds	—	—	—	—	—	—

Total securities available-for-sale	$16,949	$(12)	$—	$—	$16,949	$(12)

As of December 31, 2009
U.S. government obligations	$9,944	$(20)	$—	$—	$9,944	$(20)
Municipal securities	13,644	(9)	—	—	13,644	(9)
Corporate bonds	—	—	—	—	—	—

Total securities available-for-sale	$23,588	$(29)	$—	$—	$23,588	$(29)

MARKETAXESS HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Unaudited (Continued)
5. Goodwill and Intangible Assets
Goodwill and intangible assets principally relate to the acquisitions of Greenline Financial Technologies, Inc. in 2008 and Trade West Systems, LLC in 2007. Goodwill was $31.8 million as of both September 30, 2010 and December 31, 2009.
Intangible assets that are subject to amortization, including the related accumulated amortization, are comprised of the following:

	September 30, 2010			December 31, 2009
		Accumulated	Net Carrying		Accumulated	Net Carrying
	Cost	Amortization	Amount	Cost	Amortization	Amount
	(In thousands)
Technology	$4,010	$(2,331)	$1,679	$4,010	$(1,807)	$2,203
Customer relationships	3,530	(1,467)	2,063	3,530	(1,119)	2,411
Non-competition agreements	1,260	(647)	613	1,260	(459)	801
Tradenames	590	(338)	252	590	(259)	331

Total	$9,390	$(4,783)	$4,607	$9,390	$(3,644)	$5,746

Amortization expense associated with identifiable intangible assets was $1.1 million and $1.2 million for the nine months ended September 30, 2010 and 2009, respectively. Estimated total amortization expense is $1.5 million for 2010 and 2011, $1.4 million for 2012, $0.5 million for 2013 and $0.3 million for 2014.
6. Income Taxes
The provision for income taxes consists of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(In thousands)
Current:
Federal	$291	$25	$697	$25
State and local	—	8	(32)	(4)
Foreign	391	739	1,401	1,391

Total current provision	682	772	2,066	1,412

Deferred:
Federal	3,307	1,641	9,476	3,907
State and local	922	1,498	2,407	2,605
Foreign	2	(8)	35	420

Total deferred provision	4,231	3,131	11,918	6,932

Provision for income taxes	$4,913	$3,903	$13,984	$8,344

The following is a summary of the Company’s net deferred tax assets:

	As of
	September 30, 2010	December 31, 2009
	(In thousands)
Deferred tax assets and liabilities	$21,034	$24,646
Valuation allowance	(696)	(666)

Deferred tax assets, net	$20,338	$23,980

MARKETAXESS HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Unaudited (Continued)
In April 2000, the Board of Directors initiated a warrant program that commenced on February 1, 2001. Under this program, the Company reserved for issuance 5,000,002 shares of common stock. The warrants were issued to holders of Series A, C, E and I redeemable convertible preferred stock (the “Warrant Holders”). The Warrant Holders were entitled to purchase shares of common stock from the Company at an exercise price of $.003. The warrants were issued to the Warrant Holders at the time that they made an equity investment in the Company. Allocations were based on each broker-dealer client’s respective commissions as a percentage of the total commissions from the six participating Warrant Holders, calculated on a quarterly basis. The final share allocations under the warrant program occurred on March 1, 2004. Shares allocated under the warrant program were expensed on a quarterly basis at fair market value. All of the warrants were exercised prior to 2008. Through June 30, 2010, the tax benefit of approximately $15.8 million on a portion of the tax deduction generated on the exercise of the warrants amounting to $41.4 million had not yet been recorded. During the third quarter of 2010, the Company recognized a portion of the tax benefit of $7.6 million as an increase to additional paid-in-capital due to the expected utilization of the related tax loss carryforwards. The remaining unrecognized deferred tax asset will be recorded once the tax benefit serves to reduce taxes payable.
As of September 30, 2010, the Company had deferred tax assets associated with stock-based compensation of approximately $6.7 million. There is a risk that the ultimate tax benefit realized upon the exercise of stock options or vesting of restricted stock could be less than the tax benefit previously recognized and in a manner sufficient to exhaust the additional paid-in capital pool. If this should occur, any excess tax benefit previously recognized would be reversed, resulting in an increase in tax expense. Since the tax benefit to be realized in the future is unknown, it is not currently possible to estimate the impact on the deferred tax balance. As of September 30, 2010, the additional paid-in-capital pool was approximately $3.8 million.
The Company or one of its subsidiaries files U.S. federal, state and foreign income tax returns. No income tax returns have been audited, with the exception of New York state (through 2006) and Connecticut state (through 2003) tax returns. An examination of the Company’s New York state franchise tax returns for 2004 through 2006 concluded in the third quarter of 2010. The tax adjustment was not material.
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

	As of
	September 30, 2010	December 31, 2009
	(In thousands)
Cash and cash equivalents	$96,103	$101,273
Securities and cash provided as collateral	4,050	4,067
Accounts receivable	2,840	3,431
Accounts payable	68	29

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(In thousands)
Commissions	$4,336	$3,688	$12,233	$10,107
Technology products and services	5	9	17	28
Information and user access fees	107	60	255	185
Investment income	35	36	90	184
Other income	49	37	154	117
General and administrative	3	49	47	98

MARKETAXESS HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Unaudited (Continued)
In 2001, the Company awarded 289,581 shares of restricted stock to the Company’s Chief Executive Officer at a purchase price of $3.60 per share, which shares vested over a three-year period. The common stock subscribed was issued in exchange for eleven-year promissory notes that bear interest at the applicable federal rate and are collateralized by the subscribed shares. In July 2010, the loan and interest receivable were paid in full.
8. Stock-Based Compensation Plans
Stock-based compensation expense for the three and nine months ended September 30, 2010 and 2009 was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(In thousands)
Employee:
Stock options	$436	$708	$1,307	$2,228
Restricted stock and performance shares	1,517	1,299	4,895	3,740

	1,953	2,007	6,202	5,968

Non-employee directors:
Stock options	—	42	83	97
Restricted stock	175	103	343	239

	175	145	426	336

Total stock-based compensation	$2,128	$2,152	$6,628	$6,304

The Company records stock-based compensation for employees in employee compensation and benefits and for non-employee directors in general and administrative expenses in the Consolidated Statements of Operations.
During the nine months ended September 30, 2010, the Company granted to employees and non-employee directors a total of 8,239 options to purchase shares of common stock, 531,060 shares of restricted stock and performance-based shares with an expected pay-out at target of 90,532 shares of common stock. Based on the Black-Scholes option pricing model, the weighted-average fair value for each option granted was $5.45 per share. The fair value of the restricted stock and performance-based share awards was based on a weighted-average grant date fair value per share of $14.82 and $14.29, respectively. As of September 30, 2010, there were $14.0 million of total unrecognized compensation costs related to non-vested awards. That cost is expected to be recognized over a weighted-average period of 1.3 years.

MARKETAXESS HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Unaudited (Continued)
9. Earnings Per Share
The following table sets forth the computation of basic and diluted earnings per common share.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(In thousands, except share and per share amounts)
Basic EPS
Net income	$8,611	$4,640	$22,481	$10,666
Amount allocable to common shareholders	90.4%	90.5%	90.5%	90.5%

Net income applicable to common stock	$7,784	$4,199	$20,351	$9,650

Common stock — voting	30,359,052	30,701,810	30,848,720	30,656,626
Common stock — non-voting	2,585,654	2,585,654	2,585,654	2,585,654

Basic weighted average shares outstanding	32,944,706	33,287,464	33,434,374	33,242,280

Basic earnings per share	$0.24	$0.13	$0.61	$0.29

Diluted EPS
Net income	$8,611	$4,640	$22,481	$10,666

Basic weighted average shares outstanding	32,944,706	33,287,464	33,434,374	33,242,280
Effect of dilutive shares:
Series B Preferred Stock	3,500,000	3,500,000	3,500,000	3,500,000
Stock options, restricted stock and warrants	2,298,884	1,409,359	2,253,184	1,113,584

Diluted weighted average shares outstanding	38,743,590	38,196,823	39,187,558	37,855,864

Diluted earnings per share	$0.22	$0.12	$0.57	$0.28

Stock options, restricted stock and warrants totaling 0.6 million shares and 3.1 million shares for the three months ended September 30, 2010 and 2009, respectively, and 0.6 million shares and 4.2 million shares for the nine months ended September 30, 2010 and 2009, respectively, were excluded from the computation of diluted earnings per share because their effect would have been antidilutive. The computation of diluted shares can vary among periods due, in part, to the change in the average price of the Company’s common stock.
10. Commitments and Contingencies
The Company leases office space and equipment under non-cancelable lease agreements expiring at various dates through 2022. Office space leases are subject to escalation based on certain costs incurred by the landlord. Minimum rental commitments as of September 30, 2010 under such operating and capital leases, net of future sublease income of $0.2 million and $0.3 million in 2010 and 2011, respectively, were as follows:

	Operating	Capital
	Leases	Leases
	(In thousands)
Remainder of 2010	$528	$84
2011	1,844	336
2012	1,807	336
2013	1,791	322
2014	1,757	42
2015	1,991	—
Thereafter	12,147	—

Minimum lease payments	21,865	1,120
Less amount representing interest	—	128

	$21,865	$992

MARKETAXESS HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Unaudited (Continued)
Rental expense for both the three months ended September 30, 2010 and 2009 was $0.6 million, and for the nine months ended September 30, 2010 and 2009 was $2.1 million and $1.8 million, respectively, and is included in occupancy expenses in the Consolidated Statements of Operations. Rental expense has been recorded based on the total minimum lease payments after giving effect to rent abatement and concessions, which are being amortized on a straight-line basis over the life of the lease, and sublease income.
The Company has entered into a sublease agreement on one of its leased properties through the April 2011 lease termination date. In May 2008, the Company assigned the lease agreement on another leased property to a third party. The Company is contingently liable should the assignee default on future lease obligations through the November 2015 lease termination date. The aggregate amount of future lease obligations under these two arrangements was $2.5 million as of September 30, 2010.
The Company is contingently obligated for standby letters of credit that were issued to landlords for office space. The Company uses a U.S. government obligation as collateral for these standby letters of credit. This collateral is included with securities and cash provided as collateral in the Consolidated Statements of Financial Condition and had a fair market value and amortized cost of $3.5 million as of both September 30, 2010 and December 31, 2009.
The Company, through two regulated subsidiaries, executes certain bond transactions between and among institutional investor and broker-dealer clients on a riskless principal basis by serving as counterparty to both the buyer and the seller in matching back-to-back trades, which are then settled through a third-party clearing organization. The Company acts as intermediary on a riskless principal basis in these bond transactions by serving as counterparty to the two clients involved. Settlement typically occurs within one to three trading days after the trade date. Cash settlement of the transaction occurs upon receipt or delivery of the underlying instrument that was traded. Under securities clearing agreements with the independent third party, the Company maintains a collateral deposit with the clearing broker in the form of cash. As of September 30, 2010, the collateral deposit included in securities and cash provided as collateral in the Consolidated Statements of Financial Condition was $0.9 million. The Company is exposed to credit risk in the event a counterparty does not fulfill its obligation to complete a transaction. Pursuant to the terms of the securities clearing agreements between the Company and the independent clearing broker, the clearing broker has the right to charge the Company for losses resulting from a counterparty’s failure to fulfill its contractual obligations. The losses are not capped at a maximum amount and apply to all trades executed through the clearing broker. At September 30, 2010, the Company had not recorded any liabilities with regard to this right.
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
In January 2007, a former employee of MarketAxess Corporation commenced an arbitration proceeding before FINRA arising out of the May 2006 termination of such individual’s employment with MarketAxess Corporation. This individual subsequently amended his statement of claim to add MarketAxess Holdings Inc. as a party to the arbitration proceeding. FINRA consolidated all of the former employee’s claims into a single proceeding and, by an award dated July 12, 2010, the FINRA arbitration panel denied the former employee’s claims, totaling approximately $0.9 million, in their entirety. The former employee’s right to appeal the panel’s decision expired in October 2010.

MARKETAXESS HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Unaudited (Continued)
11. Comprehensive Income
Comprehensive income was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(In thousands)
Net income	$8,611	$4,640	$22,481	$10,666
Cumulative translation adjustment and foreign currency exchange hedge, net of taxes	(63)	(54)	(380)	(186)
Unrealized net gain on securities available- for-sale, net of taxes	95	171	669	404

Total comprehensive income	$8,643	$4,757	$22,770	$10,884

12. Customer Concentration
During both the nine months ended September 30, 2010 and 2009, no single client accounted for more than 10% of total revenue. One client accounted for 15.5% and 13.7% of trading volumes during the nine months ended September 30, 2010 and 2009, respectively.
13. Share Repurchase Program
In June 2010, the Board of Directors of the Company authorized a share repurchase program for up to $30.0 million of the Company’s common stock. Shares repurchased under the program will be held in treasury for future use. Through September 30, 2010, a total of 1.6 million shares of common stock have been repurchased at a cost of $23.3 million.

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
Executive Overview
MarketAxess operates a leading electronic trading platform that allows investment industry professionals to efficiently trade corporate bonds and other types of fixed-income instruments. Our over 800 active institutional investor clients (firms that executed at least one trade in U.S. or European fixed-income securities through our electronic trading platform between July 2009 and June 2010) include investment advisers, mutual funds, insurance companies, public and private pension funds, bank portfolios, broker-dealers and hedge funds. Our 77 broker-dealer market-maker clients provide liquidity on the platform and include most of the leading broker-dealers in global fixed-income trading. The Company also executes certain bond transactions between and among institutional investor and broker-dealer clients on a riskless principal basis by serving as counterparty to both the buyer and the seller in matching back-to-back trades, which then settle through a third-party clearing organization. Through our Corporate BondTicker™ service, we provide fixed-income market data, analytics and compliance tools that help our clients make trading decisions. In addition, we provide FIX (Financial Information eXchange) message management tools, connectivity solutions and ancillary technology services that facilitate the electronic communication of order information between trading counterparties.
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

U.S. High-Grade Corporate Bond Commissions. Our U.S. high-grade corporate bond fee plans for fully electronic trades generally incorporate monthly distribution fees and variable transaction fees billed to our broker-dealer clients on a monthly basis. Certain dealers participate in fee programs which do not contain fixed monthly distribution fees and instead incorporate additional per transaction execution fees and minimum monthly fee commitments. Under the fee plans, we electronically add the transaction fee to the spread quoted by the broker-dealer client. For trades that we execute between and among institutional investor and broker-dealer clients on a riskless principal basis by serving as counterparty to both the buyer and the seller, we earn our commission through the difference in price between the two back-to-back trades.
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
Critical Accounting Estimates
This Management’s Discussion and Analysis of Financial Condition and Results of Operations discusses our Consolidated Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the United States, also referred to as U.S. GAAP. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the reported amounts of income and expenses during the reporting periods. We base our estimates and judgments on historical experience and on various other factors that we believe are reasonable under the circumstances. Actual results may differ from these estimates under varying assumptions or conditions. Note 2 of the Notes to our Consolidated Financial Statements includes a summary of the significant accounting policies and methods used in the preparation of our Consolidated Financial Statements. There were no significant changes to our critical accounting policies and estimates during the nine months ended September 30, 2010, as compared to those we disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2009.
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

Results of Operations
Three Months Ended September 30, 2010 Compared to Three Months Ended September 30, 2009
Overview
Total revenues increased by $7.4 million or 24.7% to $37.4 million for the three months ended September 30, 2010, from $30.0 million for the three months ended September 30, 2009. This increase in total revenues was primarily due to increases in commissions of $5.9 million and technology products and services revenues of $0.9 million.
Total expenses increased by $2.4 million or 11.3% to $23.9 million for the three months ended September 30, 2010, from $21.5 million for the three months ended September 30, 2009. The increase was primarily due to higher employee compensation and benefits of $1.2 million, professional and consulting fees of $0.6 million and technology and communications expense of $0.5 million.
Income before taxes increased by $5.0 million or 58.3% to $13.5 million for the three months ended September 30, 2010, from $8.5 million for the three months ended September 30, 2009. Net income increased by $4.0 million or 85.6% to $8.6 million for the three months ended September 30, 2010, from $4.6 million for three months ended September 30, 2009.
Revenues
Our revenues for the three months ended September 30, 2010 and 2009, and the resulting dollar and percentage changes, were as follows:

	Three Months Ended September 30,
	2010		2009
		% of		% of	$	%
	$	Revenues	$	Revenues	Change	Change
	($ in thousands)
Commissions	$31,152	83.3%	$25,289	84.3%	$5,863	23.2%
Technology products and services	3,455	9.2	2,601	8.7	854	32.8
Information and user access fees	1,603	4.3	1,519	5.1	84	5.5
Investment income	301	0.8	314	1.0	(13)	(4.1)
Other	902	2.4	286	1.0	616	215.4

Total revenues	$37,413	100.0%	$30,009	100.0%	$7,404	24.7%

Commissions. Our commission revenues for the three months ended September 30, 2010 and 2009, and the resulting dollar and percentage changes, were as follows:

	Three Months Ended September 30,
			$	%
	2010	2009	Change	Change
	($ in thousands)
Distribution fees
U.S. high-grade	$9,178	$7,539	$1,639	21.7%
Eurobond	3,077	3,099	(22)	(0.7)

Total distribution fees	12,255	10,638	1,617	15.2
Variable transaction fees
U.S. high-grade	12,359	8,767	3,592	41.0
Eurobond	998	2,398	(1,400)	(58.4)
Other	5,540	3,486	2,054	58.9

Total variable transaction fees	18,897	14,651	4,246	29.0

Total commissions	$31,152	$25,289	$5,863	23.2%

The $1.6 million increase in distribution fees for the three months ended September 30, 2010 compared to the three months ended September 30, 2009 is due principally to the additional U.S. broker-dealer market makers on the platform.

The following table shows the extent to which the increase in commissions for the three months ended September 30, 2010 was attributable to changes in transaction volumes, variable transaction fees per million and monthly distribution fees:

	Change from Three Months Ended September 30, 2009
	U.S.
	High-Grade	Eurobond	Other	Total
	(In thousands)
Volume increase (decrease)	$2,493	$(849)	$2,606	$4,250
Variable transaction fee per million increase (decrease)	1,099	(551)	(552)	(4)
Monthly distribution fees increase (decrease)	1,639	(22)	—	1,617

Total commissions increase (decrease)	$5,231	$(1,422)	$2,054	$5,863

Our trading volumes for the three months ended September 30, 2010 and 2009 were as follows:

	Three Months Ended September 30,
			$	%
	2010	2009	Change	Change
Trading Volume Data (in millions)
U.S. high-grade — fixed rate	$59,222	$45,432	$13,790	30.4%
U.S. high-grade — floating rate	1,165	1,587	(422)	(26.6)

Total U.S. high-grade	60,387	47,019	13,368	28.4
Eurobond	10,712	16,580	(5,868)	(35.4)
Other	29,351	16,795	12,556	74.8

Total	$100,450	$80,394	$20,056	24.9%

Number of U.S. Trading Days	64	64
Number of U.K. Trading Days	65	65
For volume reporting purposes, transactions in foreign currencies are converted to U.S. dollars at average monthly rates. The 28.4% increase in U.S. high-grade volume was principally due to an increase in the Company’s estimated market share of total U.S. high-grade corporate bond volume as reported by FINRA TRACE from 6.5% for the three months ended September 30, 2009 to 8.3% for the three months ended September 30, 2010. Estimated FINRA TRACE U.S. high-grade volume was relatively unchanged from $728.5 billion for the three months ended September 30, 2009 to $727.0 billion for the three months ended September 30, 2010. Eurobond volumes decreased by 35.4% for the three months ended September 30, 2010 compared to the three months ended September 30, 2009. We believe that overall Eurobond volumes were negatively impacted by issues related to the regional sovereign debt market. Other volume increased by 74.8% for the three months ended September 30, 2010 compared to the three months ended September 30, 2009, primarily due to higher agency and emerging markets volumes.
Our average variable transaction fee per million for the three months ended September 30, 2010 and 2009 was as follows:

	Three Months Ended September 30,
	2010	2009
Average Variable Transaction Fee Per Million
U.S. high-grade — fixed rate	$208	$192
U.S. high-grade — floating rate	$32	$27
Total U.S. high-grade	$205	$186
Eurobond	$93	$145
Other	$189	$208
All Products	$188	$182

The U.S. high-grade average variable transaction fee per million improved from $186 for the three months ended September 30, 2009 to $205 for the three months ended September 30, 2010, primarily due to the increased participation of new dealers on the platform that pay higher variable fees per million. The Eurobond average variable transaction fee per million decreased from $145 for the three months ended September 30, 2009 to $93 for the three months ended September 30, 2010. In June 2010, we launched a click-to-trade protocol in the European market. In connection with the launch, the Eurobond fee plan was revised, resulting in a net reduction in the average variable transaction fee per million. Other average variable transaction fee per million decreased from $208 for the three months ended September 30, 2009 to $189 for the three months ended September 30, 2010, primarily due to a larger percentage of Other volume in products that carry lower fees per million, principally agency bonds.
Technology Products and Services. Technology products and services revenues increased by $0.9 million or 32.8% to $3.5 million for the three months ended September 30, 2010, from $2.6 million for the three months ended September 30, 2009. The increase was primarily a result of higher technology integration consulting services.
Information and User Access Fees. Information and user access fees increased by $0.1 million or 5.5% to $1.6 million for the three months ended September 30, 2010, from $1.5 million for the three months ended September 30, 2009.
Investment Income. Investment income was $0.3 million for both the three months ended September 30, 2010 and 2009.
Other. Other revenues increased by $0.6 million or 215.4% to $0.9 million for the three months ended September 30, 2010, from $0.3 million for the three months ended September 30, 2009. The increase was primarily a result of a gain on the sale of a treasury note investment of $0.4 million.
Expenses
Our expenses for the three months ended September 30, 2010 and 2009, and the resulting dollar and percentage changes were as follows:

	Three Months Ended September 30,
	2010		2009
		% of		% of	$	%
	$	Revenues	$	Revenues	Change	Change
	($ in thousands)
Employee compensation and benefits	$14,326	38.3%	$13,127	43.7%	$1,199	9.1%
Depreciation and amortization	1,560	4.2	1,654	5.5	(94)	(5.7)
Technology and communications	2,543	6.8	2,029	6.8	514	25.3
Professional and consulting fees	2,241	6.0	1,645	5.5	596	36.2
Occupancy	706	1.9	706	2.4	—	—
Marketing and advertising	679	1.8	651	2.2	28	4.3
General and administrative	1,834	4.9	1,654	5.5	180	10.9

Total expenses	$23,889	63.9%	$21,466	71.5%	$2,423	11.3%

Employee Compensation and Benefits. Employee compensation and benefits increased by $1.2 million or 9.1% to $14.3 million for the three months ended September 30, 2010, from $13.1 million for the three months ended September 30, 2009. This increase was primarily attributable to higher incentive compensation of $0.9 million due to improved operating performance.
Depreciation and Amortization. Depreciation and amortization decreased by $0.1 million or 5.7% to $1.6 million for the three months ended September 30, 2010, from $1.7 million for the three months ended September 30, 2009. The decrease was primarily attributable to lower amortization of software development costs. For the three months ended September 30, 2010 and 2009, we capitalized $0.9 million and $0.6 million, respectively, of leasehold improvements and equipment purchases and $0.5 million and $0.4 million, respectively, of software development costs.

Technology and Communications. Technology and communications expenses increased by $0.5 million or 25.3% to $2.5 million for the three months ended September 30, 2010 from $2.0 million for the three months ended September 30, 2009. The increase was attributable to higher expenses associated with market and production data.
Professional and Consulting Fees. Professional and consulting fees increased by $0.6 million or 36.2% to $2.2 million for the three months ended September 30, 2010, from $1.6 million for the three months ended September 30, 2009. The increase was principally due to higher legal expense and technology consulting costs.
Occupancy. Occupancy costs were $0.7 million for both the three months ended September 30, 2010 and 2009.
Marketing and Advertising. Marketing and advertising expenses were $0.7 million for both the three months ended September 30, 2010 and 2009.
General and Administrative. General and administrative expenses increased by $0.2 million or 10.9% to $1.8 million for the three months ended September 30, 2010, from $1.7 million for the three months ended September 30, 2009. The increase was primarily due to registration fees and charitable contributions, partially offset by a decline in the charge for doubtful accounts.
Provision for Income Tax. For the three months ended September 30, 2010 and 2009, we recorded an income tax provision of $4.9 million and $3.9 million, respectively. The increase in the tax provision was primarily attributable to the $5.0 million increase in pre-tax income for the period. With the exception of the payment of certain foreign and state and local taxes, the provision for income taxes was a non-cash expense since we had available net operating loss carryforwards and tax credits to offset the cash payment of taxes.
Our consolidated effective tax rate for the three months ended September 30, 2010 was 36.3%, compared to 45.7% for the three months ended September 30, 2009. The decrease in the effective tax rate is principally due to a refinement in our state and local tax apportionment methodology, which resulted in a lower projected state income tax rate, and the impact of New York City apportionment rule changes enacted in the third quarter of 2009. Our consolidated effective tax rate can vary from period to period depending on, among other factors, the geographic and business mix of our earnings and changes in tax legislation and tax rates. Due to our net deferred tax asset balance, a decrease in tax rates results in a reduction in our deferred tax balance and an increase in tax expense in the period in which the change occurs.
Nine months Ended September 30, 2010 Compared to Nine months Ended September 30, 2009
Overview
Total revenues increased by $27.1 million or 33.7% to $107.6 million for the nine months ended September 30, 2010, from $80.5 million for the nine months ended September 30, 2009. This increase in total revenues was primarily due to increases in commissions of $22.4 million, technology products and services revenues of $3.2 million and other income of $1.3 million.
Total expenses increased by $9.7 million or 15.8% to $71.2 million for the nine months ended September 30, 2010, from $61.5 million for the nine months ended September 30, 2009. The increase was primarily due to higher employee compensation and benefits of $6.0 million, general and administrative expense of $1.6 million and professional and consulting fees of $1.2 million.
Income before taxes increased by $17.5 million or 91.8% to $36.5 million for the nine months ended September 30, 2010, from $19.0 million for the nine months ended September 30, 2009. Net income increased by $11.8 million or 110.8% to $22.5 million for the nine months ended September 30, 2010, from $10.7 million for nine months ended September 30, 2009.

Revenues
Our revenues for the nine months ended September 30, 2010 and 2009, and the resulting dollar and percentage changes, were as follows:

	Nine Months Ended September 30,
	2010		2009
		% of		% of	$	%
	$	Revenues	$	Revenues	Change	Change
	($ in thousands)
Commissions	$89,919	83.5%	$67,565	84.0%	$22,354	33.1%
Technology products and services	9,870	9.2	6,720	8.3	3,150	46.9
Information and user access fees	4,959	4.6	4,678	5.8	281	6.0
Investment income	907	0.8	880	1.1	27	3.1
Other	1,968	1.8	637	0.8	1,331	208.9

Total revenues	$107,623	100.0%	$80,480	100.0%	$27,143	33.7%

Commissions. Our commission revenues for the nine months ended September 30, 2010 and 2009, and the resulting dollar and percentage changes, were as follows:

	Nine Months Ended September 30,
			$	%
	2010	2009	Change	Change
	($ in thousands)
Distribution fees
U.S. high-grade	$27,416	$22,249	$5,167	23.2%
Eurobond	9,359	9,057	302	3.3

Total distribution fees	36,775	31,306	5,469	17.5
Variable transaction fees
U.S. high-grade	34,146	21,380	12,766	59.7
Eurobond	4,877	5,294	(417)	(7.9)
Other	14,121	9,585	4,536	47.3

Total variable transaction fees	53,144	36,259	16,885	46.6

Total commissions	$89,919	$67,565	$22,354	33.1%

The $5.5 million increase in distribution fees for the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009 is due principally to the additional U.S. broker-dealer market makers on the platform.
The following table shows the extent to which the increase in commissions for the nine months ended September 30, 2010 was attributable to changes in transaction volumes, variable transaction fees per million and monthly distribution fees:

	Change from Nine Months Ended September 30, 2009
	U.S.
	High-Grade	Eurobond	Other	Total
	(In thousands)
Volume increase	$10,236	$86	$6,513	$16,835
Variable transaction fee per million increase (decrease)	2,530	(503)	(1,977)	50
Monthly distribution fees increase	5,167	302	—	5,469

Total commissions increase	$17,933	$(115)	$4,536	$22,354

Our trading volumes for the nine months ended September 30, 2010 and 2009 were as follows:

	Nine Months Ended September 30,
			$	%
	2010	2009	Change	Change
Trading Volume Data (in millions)
U.S. high-grade — fixed rate	$173,716	$117,766	$55,950	47.5%
U.S. high-grade — floating rate	6,352	4,002	2,350	58.7

Total U.S. high-grade	180,068	121,768	58,300	47.9
Eurobond	39,470	38,841	629	1.6
Other	78,395	46,677	31,718	68.0

Total	$297,933	$207,286	$90,647	43.7%

Number of U.S. Trading Days	188	188
Number of U.K. Trading Days	189	189
For volume reporting purposes, transactions in foreign currencies are converted to U.S. dollars at average monthly rates. The 47.9% increase in U.S. high-grade volume was principally due to an increase in the Company’s estimated market share of total U.S. high-grade corporate bond volume as reported by FINRA TRACE from 5.6% for the nine months ended September 30, 2009 to 8.1% for the nine months ended September 30, 2010, coupled with an increase in overall market volume as measured by FINRA TRACE. Estimated FINRA TRACE U.S. high-grade volume increased by 2.1% from $2,180 billion for the nine months ended September 30, 2009 to $2,225 billion for the nine months ended September 30, 2010. Eurobond volumes increased by 1.6% for the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009. Other volume increased by 68% for the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009, primarily due to agency and emerging markets volumes.
Our average variable transaction fee per million for the nine months ended September 30, 2010 and 2009 was as follows:

	Nine Months Ended September 30,
	2010	2009
Average Variable Transaction Fee Per Million
U.S. high-grade — fixed rate	$196	$181
U.S. high-grade — floating rate	$27	$24
Total U.S. high-grade	$190	$176
Eurobond	$124	$136
Other	$180	$205
All Products	$178	$175
The U.S. high-grade average variable transaction fee per million improved from $176 for the nine months ended September 30, 2009 to $190 for the nine months ended September 30, 2010, primarily due to the increased participation of new dealers on the platform that pay higher variable fees per million. The Eurobond average variable transaction fee per million decreased from $136 for the nine months ended September 30, 2009 to $124 for the nine months ended September 30, 2010. In June 2010, we launched a click-to-trade protocol in the European market. In connection with the launch, the Eurobond fee plan was revised. Other average variable transaction fee per million decreased from $205 for the nine months ended September 30, 2009 to $180 for the nine months ended September 30, 2010, primarily due to a larger percentage of Other volume in products that carry lower fees per million, principally agency bonds.

Technology Products and Services. Technology products and services revenues increased by $3.2 million or 46.9% to $9.9 million for the nine months ended September 30, 2010, from $6.7 million for the nine months ended September 30, 2009. The increase was primarily a result of higher technology integration consulting services.
Information and User Access Fees. Information and user access fees increased by $0.3 million or 6.0% to $5.0 million for the nine months ended September 30, 2010, from $4.7 million for the nine months ended September 30, 2009.
Investment Income. Investment income was $0.9 million for both the nine months ended September 30, 2010 and 2009.
Other. Other revenues increased by $1.3 million or 208.9% to $2.0 million for the nine months ended September 30, 2010, from $0.6 million for the nine months ended September 30, 2009. The increase was primarily a result of a gain on the sale of a treasury bill investment and initial set-up fees from broker-dealer clients.
Expenses
Our expenses for the nine months ended September 30, 2010 and 2009, and the resulting dollar and percentage changes, were as follows:

	Nine Months Ended September 30,
	2010		2009
		% of		% of	$	%
	$	Revenues	$	Revenues	Change	Change
	($ in thousands)
Employee compensation and benefits	$42,448	39.4%	$36,486	45.3%	$5,962	16.3%
Depreciation and amortization	4,798	4.5	5,124	6.4	(326)	(6.4)
Technology and communications	7,313	6.8	6,391	7.9	922	14.4
Professional and consulting fees	6,369	5.9	5,137	6.4	1,232	24.0
Occupancy	2,351	2.2	2,075	2.6	276	13.3
Marketing and advertising	2,066	1.9	2,004	2.5	62	3.1
General and administrative	5,813	5.4	4,253	5.3	1,560	36.7

Total expenses	$71,158	66.1%	$61,470	76.4%	$9,688	15.8%

Employee Compensation and Benefits. Employee compensation and benefits increased by $6.0 million or 16.3% to $42.4 million for the nine months ended September 30, 2010, from $36.5 million for the nine months ended September 30, 2009. This increase was primarily attributable to higher incentive compensation of $3.5 million due to improved operating performance, salaries of $1.3 million due to increased headcount, and benefits and employment taxes of $0.9 million.
Depreciation and Amortization. Depreciation and amortization decreased by $0.3 million or 6.4% to $4.8 million for the nine months ended September 30, 2010, from $5.1 million for the nine months ended September 30, 2009. The decrease was primarily attributable to lower amortization of software development costs. For the nine months ended September 30, 2010 and 2009, we capitalized $4.7 million and $1.6 million, respectively, of leasehold improvements and equipment purchases and $1.3 million and $1.4 million, respectively, of software development costs. The 2010 leasehold improvement and equipment expenditures included $2.9 million associated with the move of our corporate offices to new premises in New York City in the first quarter of 2010.
Technology and Communications. Technology and communications expenses increased by $0.9 million or 14.4% to $7.3 million for the nine months ended September 30, 2010 from $6.4 million for the nine months ended September 30, 2009. The increase was attributable to higher expenses associated with data center hosting and market data.
Professional and Consulting Fees. Professional and consulting fees increased by $1.2 million or 24.0% to $6.4 million for the nine months ended September 30, 2010, from $5.1 million for the nine months ended September 30, 2009. The increase was principally due to higher technology consulting costs and recruiting fees.

Occupancy. Occupancy costs increased by $0.3 million or 13.3% to $2.4 million for the nine months ended September 30, 2010 from $2.1 million for the nine months ended September 30, 2009. The increase was principally due to a two-month overlap in rental costs for both our old and new premises leased in New York City.
Marketing and Advertising. Marketing and advertising expenses were $2.1 million for the nine months ended September 30, 2010 compared to $2.0 million for the nine months ended September 30, 2009.
General and Administrative. General and administrative expenses increased by $1.6 million or 36.7% to $5.8 million for the nine months ended September 30, 2010, from $4.3 million for the nine months ended September 30, 2009. The increase was primarily due to higher charitable contributions, general travel and entertainment expense, franchise taxes and registration fees.
Provision for Income Tax. For the nine months ended September 30, 2010 and 2009, we recorded an income tax provision of $14.0 million and $8.3 million, respectively. The increase in the tax provision was primarily attributable to the $17.5 million increase in pre-tax income for the period. With the exception of the payment of certain foreign and state and local taxes, the provision for income taxes was a non-cash expense since we had available net operating loss carryforwards and tax credits to offset the cash payment of taxes.
Our consolidated effective tax rate for the nine months ended September 30, 2010 was 38.3%, compared to 43.9% for the nine months ended September 30, 2009. The decrease in the effective tax rate is principally due to a refinement in our state and local tax apportionment methodology, which resulted in a lower projected state income tax rate. Our consolidated effective tax rate can vary from period to period depending on, among other factors, the geographic and business mix of our earnings and changes in tax legislation and tax rates. Due to our net deferred tax asset balance, a decrease in tax rates results in a reduction in our deferred tax balance and an increase in tax expense in the period in which the change occurs.
Liquidity and Capital Resources
During the past three years, we have met our cash needs through cash on hand, internally generated funds and the issuance of Series B Preferred Stock. Cash and cash equivalents and securities available-for-sale totaled $183.0 million at September 30, 2010. Other than equipment-related capital lease obligations amounting to $1.0 million as of September 30, 2010, we have no long-term or short-term debt and do not maintain bank lines of credit.
Our cash flows were as follows:

	Nine Months Ended September 30,
	2010	2009
	(In thousands)
Net cash provided by operating activities	$41,583	$24,013
Net cash used in investing activities	(7,701)	(24,834)
Net cash used in financing activities	(27,911)	(18)
Effect of exchange rate changes on cash and cash equivalents	(567)	(351)

Net increase (decrease) for the period	$5,404	$(1,190)

We define free cash flow as cash flow from operating activities less expenditures for furniture, equipment and leasehold improvements and capitalized software development costs. For the 12 months ended September 30, 2010 and 2009, free cash flow was $51.1 million and $30.0 million, respectively. Free cash flow is a non-GAAP financial measure. The Company believes that this non-GAAP financial measure, when taken into consideration with the corresponding GAAP financial measures, is important in gaining an understanding of the Company’s financial strength and cash flow generation.
Net cash provided by operating activities was $41.6 million for the nine months ended September 30, 2010 compared to $24.0 million for the nine months ended September 30, 2009. The $17.6 million increase in net cash provided by operating activities was primarily due to an increase in net income of $11.8 million, higher non-cash deferred income taxes of $3.8 million and a decrease in cash used for working capital of $2.6 million. During the nine months ended September 30, 2010, annual bonus payments were $14.1 million compared to $9.5 million for the nine months ended September 30, 2009.

Net cash used in investing activities was $7.7 million for the nine months ended September 30, 2010 compared to $24.8 million for the nine months ended September 30, 2009. Net purchases of securities available-for-sale were $1.7 million for the nine months ended September 30, 2010 compared to $20.2 million for the nine months ended September 30, 2009. Capital expenditures were $6.0 million and $3.0 million for the nine months ended September 30, 2010 and 2009, respectively. Leasehold improvements and equipment expenditures in 2010 included $2.9 million associated with the move of our corporate offices to new premises in New York City in the first half of 2010. During the nine months ended September 30, 2009, we made a $1.4 million earn-out payment related to the 2008 acquisition of Greenline Financial Technologies, Inc.
Net cash used in financing activities was $27.9 million for the nine months ended September 30, 2010 compared to $18,000 for the nine months ended September 30, 2009. The increase in net cash used in financing activities was principally due to the purchase of 1.6 million shares of our common stock at a cost of $23.3 million under a share repurchase program and cash dividends paid in 2010 on common stock and Series B preferred stock of $8.0 million, offset by increases in proceeds from the exercise of stock options of $1.7 million and windfall tax benefits on stock-based compensation of $1.2 million.
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
We believe that our current resources are adequate to meet our liquidity needs and capital expenditure requirements for at least the next 12 months. However, our future liquidity and capital requirements will depend on a number of factors, including expenses associated with product development and expansion and new business opportunities that are intended to further diversify our revenue stream. We may also acquire or invest in technologies, business ventures or products that are complementary to our business. In addition, we expect to fully utilize the balance of our unrestricted U.S. net operating loss carryforward during 2011, which would result in an increase in cash paid for income taxes in 2011 and subsequent years. In the event we require any additional financing, it will take the form of equity or debt financing. Any additional equity offerings may result in dilution to our stockholders. Any debt financings, if available at all, may involve restrictive covenants with respect to dividends, issuances of additional capital and other financial and operational matters related to our business.
We have three regulated subsidiaries, MarketAxess Corporation, MarketAxess Europe Limited and MarketAxess Canada Ltd. MarketAxess Corporation is a registered broker-dealer in the U.S., MarketAxess Europe Limited is a registered multilateral trading facility in the U.K. and MarketAxess Canada Ltd. is a registered Alternative Trading System in the Province of Ontario. As such, they are subject to minimum regulatory capital requirements imposed by their respective market regulators that are intended to ensure general financial soundness and liquidity based on certain minimum capital requirements. The relevant regulations prohibit a registrant from repaying borrowings from its parent or affiliates, paying cash dividends, making loans to its parent or affiliates or otherwise entering into transactions that result in a significant reduction in its regulatory net capital position without prior notification to or approval from its principal regulator. The capital structures of our subsidiaries are designed to provide each with capital and liquidity consistent with its business and regulatory requirements. The following table sets forth the capital requirements, as defined, that the Company’s subsidiaries were required to maintain as of September 30, 2010:

	MarketAxess	MarketAxess	MarketAxess
	Corporation	Europe Limited	Canada Limited
	(In thousands)
Net capital	$37,811	$25,204	$393
Minimum net capital required	1,685	3,759	267

Excess net capital	$36,126	$21,445	$125

We execute certain bond transactions between and among institutional investor and broker-dealer clients on a riskless principal basis by serving as counterparty to both the buyer and the seller in matching back-to-back trades, which are then settled through a third-party clearing organization. We act as intermediary on a riskless principal basis in these bond transactions by serving as counterparty to the two clients involved. Settlement typically occurs within one to three trading days after the trade date. Cash settlement of the transaction occurs upon receipt or delivery of the underlying instrument that was traded. Under securities clearing agreements with the independent third party, we maintain collateral deposits with the clearing broker in the form of cash or U.S. government securities. As of September 30, 2010, the collateral deposits included in securities and cash provided as collateral in the Consolidated Statements of Financial Condition was $0.9 million. We are exposed to credit risk in the event a counterparty does not fulfill its obligation to complete a transaction. Pursuant to the terms of the securities clearing agreements between us and the independent clearing broker, the clearing broker has the right to charge us for losses resulting from a counterparty’s failure to fulfill its contractual obligations. The losses are not capped at a maximum amount and apply to all trades executed through the clearing broker. At September 30, 2010, we have not recorded any liabilities with regard to this right.
In the ordinary course of business, we enter into contracts that contain a variety of representations, warranties and general indemnifications. Our maximum exposure from any claims under these arrangements is unknown, as this would involve claims that have not yet occurred. However, based on past experience, we expect the risk of loss to be remote.
In June 2010, our Board of Directors authorized a share repurchase program for up to $30.0 million of our common stock. We may repurchase the shares in the open market or privately negotiated transactions, at times and prices considered appropriate by us depending upon prevailing market conditions. Shares repurchased under the program will be held in treasury for future use. Through September 30, 2010, a total of 1.6 million shares of our common stock have been repurchased at a cost of $23.3 million.
Prior to 2009, we retained all earnings for investment in our business. In October 2009, our Board of Directors approved a regular quarterly dividend. A quarterly cash dividend of $0.07 per share will be paid on November 23, 2010 to stockholders of record as of the close of business on November 9, 2010. We expect the total amount payable to be approximately $2.6 million. We expect to continue paying regular cash dividends, although there is no assurance as to such dividends. Any future declaration and payment of dividends will be at the sole discretion of our Board of Directors.
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
Contractual Obligations and Commitments
There was no significant change in our contractual obligations and commitments for the nine months ended September 30, 2010.
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
As of September 30, 2010, we had a $74.2 million investment in securities available-for-sale. Adverse movements, such as a 10% decrease in the value of these securities or a downturn or disruption in the markets for these securities, could result in a substantial loss. In addition, principal gains and losses resulting from these securities could on occasion have a disproportionate effect, positive or negative, on our financial condition and results of operations for any particular reporting period.

Interest Rate Risk
Interest rate risk represents our exposure to interest rate changes with respect to the money market instruments, U.S. Treasury obligations and short-term fixed-income securities in which we invest. As of September 30, 2010, our cash and cash equivalents and securities available-for-sale amounted to $183.0 million and were primarily in money market instruments, U.S. government obligations and municipal securities. We do not maintain an inventory of bonds that are traded on our platform.
Derivative Risk
Our limited derivative risk stems from our activities in the foreign currency forward contract market. We use this market to mitigate our U.S. dollar versus Pound Sterling exposure that arises from the activities of our U.K. subsidiary. As of September 30, 2010, the notional value of our foreign currency forward contract was $28.6 million. We do not speculate in any derivative instruments.
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
Item 4. Controls and Procedures
(a) Evaluation of Disclosure Controls and Procedures. Our management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our “disclosure controls and procedures” as that term is defined in Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of September 30, 2010. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective to ensure that information required to be disclosed by MarketAxess in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and to ensure that information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
(b) Changes in Internal Control Over Financial Reporting. There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2010 identified in connection with the evaluation thereof by our management, including the Chief Executive Officer and Chief Financial Officer, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — Other Information
Item 1. Legal Proceedings
In January 2007, a former employee of MarketAxess Corporation commenced an arbitration proceeding before FINRA arising out of the May 2006 termination of such individual’s employment with MarketAxess Corporation. This individual subsequently amended his statement of claim to add MarketAxess Holdings Inc. as a party to the arbitration proceeding. FINRA consolidated all of the former employee’s claims into a single proceeding and, by an award dated July 12, 2010, the FINRA arbitration panel denied the former employee’s claims, totaling approximately $0.9 million, in their entirety. The former employee’s right to appeal the panel’s decision expired in October 2010.
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
None.
Issuer Purchases of Equity Securities
During the quarter ended September 30, 2010, we repurchased the following shares of common stock:

			Total Number of	Dollar Value of
			Shares Purchased	Shares That May
	Total Number of	Average Price	as Part of Publicly	Yet Be Purchased
Period	Shares Purchased	Paid per Share	Announced Plans	Under the Plans
				(In thousands)
July 1, 2010 – July 31, 2010	313,100	$13.22	313,100	$25,862
August 1, 2010 – August 31, 2010	773,115	13.79	715,356	15,245
September 1, 2010 – September 30, 2010	528,180	16.10	526,720	6,743

	1,614,395	$14.44	1,555,176

In June 2010, our Board of Directors authorized a share repurchase program for up to $30.0 million of our common stock. We may repurchase the shares in the open market or privately negotiated transactions, at times and prices considered appropriate by us depending upon prevailing market conditions. Shares repurchased under the program will be held in treasury for future use. Through September 30, 2010, a total of 1.6 million shares of our common stock have been repurchased at a cost of $23.3 million.

During the three months ended September 30, 2010, a total of 3,405 shares were surrendered by employees to us to satisfy employee withholding tax obligations upon the vesting of restricted shares and 55,814 shares of unvested restricted shares were repurchased upon the termination of employment.
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

MARKETAXESS HOLDINGS INC.
Date: October 28, 2010	By:	/s/ RICHARD M. MCVEY
Richard M. McVey
Chief Executive Officer (principal executive officer)

Date: October 28, 2010	By:	/s/ ANTONIO L. DELISE
Antonio L. DeLise
Chief Financial Officer (principal financial and accounting officer)