Form 10-K
period 2010-12-31
MARKETAXESS HOLDINGS INC
filed 2011-02-24
CIK 1278021

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number 001-34091

MARKETAXESS HOLDINGS INC.
(Exact name of registrant as specified in its charter)

Delaware	52-2230784
(State of incorporation)	(IRS Employer Identification No.)

299 Park Avenue, New York, New York	10171
(Address of principal executive offices)	(Zip Code)
(212) 813-6000
(Registrant’s telephone number, including area code)
SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

Title of each class:	Name of each exchange on which registered:
Common Stock, par value $0.003 per share	NASDAQ Global Select Market
SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The aggregate market value of the shares of common stock and non-voting common stock held by non-affiliates of the registrant as of June 30, 2010 (the last business day of the registrant’s most recently completed second fiscal quarter) was approximately $440.5 million computed by reference to the last reported sale price on the NASDAQ Global Select Market on that date. For purposes of this calculation, affiliates are considered to be officers, directors and holders of 10% or more of the outstanding common stock of the registrant on that date. The registrant had 34,335,481 shares of common stock, 2,393,289 of which were held by affiliates, and 2,585,654 shares of non-voting common stock outstanding on that date.
At February 22, 2011, the aggregate number of shares of the registrant’s common stock and non-voting common stock outstanding was 37,689,747.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement for the 2011 Annual Meeting of Stockholders are incorporated by reference into Items 10, 11, 12, 13 and 14 of Part III of this Form 10-K.

MARKETAXESS HOLDINGS INC.
2010 FORM 10-K ANNUAL REPORT

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
MarketAxess operates a leading electronic trading platform that allows investment industry professionals to efficiently trade corporate bonds and other types of fixed-income instruments. Our over 800 active institutional investor clients (firms that executed at least one trade in U.S. or European fixed-income securities through our electronic trading platform during 2010) include investment advisers, mutual funds, insurance companies, public and private pension funds, bank portfolios, broker-dealers and hedge funds. Our 78 broker-dealer market-maker clients provide liquidity on the platform and include most of the leading broker-dealers in global fixed-income trading. Through our Corporate BondTickerTM service, we provide fixed-income market data, analytics and compliance tools that help our clients make trading decisions. In addition, we provide FIX (Financial Information eXchange) message management tools, connectivity solutions and ancillary technology services that facilitate the electronic communication of order information between trading counterparties. Our revenues are primarily generated from the trading of U.S. high-grade corporate bonds.
Our multi-dealer trading platform allows our institutional investor clients to simultaneously request competing, executable bids or offers from our broker-dealer clients and execute trades with the broker-dealer of their choice from among those that choose to respond. We offer our broker-dealer clients a solution that enables them to efficiently reach our institutional investor clients for the distribution and trading of bonds. In addition to U.S. high-grade corporate bonds, European high-grade corporate bonds and emerging markets bonds, including both investment-grade and non-investment grade debt, we also offer our clients the ability to trade crossover and high-yield bonds, agency bonds, asset-backed and preferred securities and credit default swaps (“CDS”).
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
Through our disclosed multi-dealer Request For Quote (“RFQ”) trading functionality, our institutional investor clients can determine prices available for a security, a process called price discovery, as well as trade securities directly with our broker-dealer clients. The price discovery process includes the ability to view indicative prices from the broker-dealer clients’ inventory available on our platform, access to real-time pricing information and analytical tools (including spread-to-Treasury data, search capabilities and independent third-party credit research) available on our Corporate BondTickerTM service and the ability to request executable bids and offers simultaneously from up to 64 of our broker-dealer clients during the trade process. On average, institutional investor clients receive several bids or offers from broker-dealer clients in response to trade inquiries. However, some trade inquiries may not receive any bids or offers.

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
Our broker-dealer clients accounted for approximately 97% of the underwriting of newly-issued U.S. high-grade corporate bonds and approximately 68% of the underwriting of newly issued European high-grade corporate bonds in 2010. We believe these broker-dealers also represent the principal source of secondary market liquidity in the other markets in which we operate. Secondary market liquidity refers to the ability of market participants to buy or sell a security quickly and in large volume subsequent to the original issuance of the security, without substantially affecting the price of the security. In addition to trading fixed-income securities by traditional means, including the telephone and e-mail, our broker-dealer clients use proprietary single-dealer systems and other trading platforms as well as our electronic trading platform. We believe that the traditional means of trading remain the manner in which the majority of bonds are traded between institutional investors and broker-dealers.
Our volume in U.S. high-grade corporate bonds represented approximately 8.4% of the total U.S. high-grade corporate bond volume, excluding convertible bonds, for 2010 as reported by the Financial Industry Regulatory Authority (“FINRA”) Trade Reporting and Compliance Engine (“TRACE”), which includes inter-dealer and retail trading as well as trading between institutional investors and broker-dealers.
Industry Background
Fixed-income securities are issued by corporations, governments and other entities, and pay a pre-set absolute or relative rate of return. As of September 30, 2010 there were approximately $35.7 trillion of fixed-income securities outstanding in the U.S. market, including $7.4 trillion of U.S. corporate bonds.
The U.S. and European credit markets experienced a period of significant turmoil beginning during the third quarter of 2007, especially in short-term funding and floating rate note instruments. A widespread retrenchment in the credit markets resulted in increased credit spreads and significantly higher credit spread volatility across a wide range of asset classes. The U.S. credit markets demonstrated significant improvement throughout 2009 and 2010, with net inflows to taxable bond funds and corporate and international bond exchange-traded funds, and an increase in the volume of new issues of high-grade corporate bonds compared to the second half of 2008. Credit yield spreads in U.S. corporate bonds declined to 1.1% over U.S. Treasuries as of December 31, 2010 from a peak of 5.4% in December 2008. The trading volume of U.S. high-grade corporate bonds as reported by FINRA Trade Reporting and Compliance Engine (“TRACE”) increased from $2.0 trillion for the year ended December 31, 2008 to $2.9 trillion for each of the years ended December 31, 2009 and 2010. After demonstrating improved conditions during 2009, European credit markets deteriorated throughout 2010 due in part to continuing sovereign debt credit concerns.
U.S. High-Grade Corporate Bond Market
The total amount of U.S. corporate bonds outstanding has grown from $5.3 trillion as of December 31, 2006 to $7.4 trillion as of September 30, 2010. The estimated average daily trading volume of U.S. corporate bonds (investment grade and high yield), as measured by TRACE, has increased from approximately $14.1 billion in 2006 to $16.8 billion in 2010.

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
The U.S. high-grade corporate bond market, which represents the largest subset of the U.S. corporate bond market, has undergone significant change over the last decade, which has been driven by a number of factors, including:
•
Improved price transparency — In 2002, FINRA adopted TRACE reporting, which requires FINRA members to report secondary market transactions in certain fixed-income securities to FINRA. The list of TRACE-eligible bonds includes 29,000 unique securities, representing the majority of the daily trading volume of high-grade bonds.

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

•
Introduction of credit derivatives — Credit derivatives can provide increased flexibility and liquidity for investors and lenders to diversify their credit exposures. The notional amount of outstanding CDS transactions grew rapidly between 2002 and 2007. However, activity in the CDS market has since fallen substantially due to concern over the risks associated with these products, in particular the counterparty credit risks, and uncertainty regarding the effect of changes to the market resulting from implementation of the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), which was enacted during 2010.

•
Total amount of debt issued — During 2006 and 2007, the gross amount of new bonds issued averaged approximately $950 billion. During 2008, high-grade corporate bond issuance declined to $664 billion as risk aversion among corporate bond investors limited the ability of issuers across a wide range of industries, in particular the financial services industry, to issue new corporate bonds. The credit markets demonstrated significant improvement throughout 2009 and 2010 and new issues of high-grade corporate bonds increased to approximately $752 billion in 2010.

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
We believe that the European high-grade corporate bond market is impacted by many of the same factors as the U.S. high-grade corporate bond market. In addition, we believe the following factors are unique to the European high-grade corporate bond market:
•
Sovereign credit issues —The global financial crisis has led to a significant rise in sovereign debt relative to GDP. In the Euro area, gross public sector debt surged to 84% of GDP in 2010 from 66% of GDP in 2007. Increased government deficits and debt levels along with ratings downgrades sparked fears of default among Euro zone nations, leading to increased yields on government bonds, making a more difficult trading environment for European corporate bonds.

•
Regulatory environment — Certain European Union countries have eased restrictions that required institutional investors to invest primarily in domestic securities. This has provided European institutional investors with increased flexibility to invest in securities issued by entities domiciled in other countries within the European Union. In 2007, the Markets in Financial Instruments Directive (“MiFID”) came into effect. MiFID is designed to further harmonize the financial markets of the member states of the European Union and introduces new pre- and post-trade transparency requirements.

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
The institutional investor base for emerging markets bonds includes many crossover investors from the high-yield and high-grade investment areas. Institutional investors have been drawn to emerging markets bonds by their high returns and high growth potential. Demand for emerging markets bonds declined significantly in the fourth quarter of 2008 as the turmoil in the credit markets and the world-wide recession impacted the emerging markets. Emerging markets bond prices as measured by the JPMorgan emerging markets sovereign external debt and corporate bond indices fell steeply in 2008 but demonstrated significant improvement during 2009 and 2010. Emerging markets sovereign external debt and bond indices grew 12.0% and 12.5%, respectively, during 2010.
Crossover and High-Yield Bond Market
We define the high-yield bond market generally to include all debt rated lower than BBB- by Standard & Poor’s or Baa3 by Moody’s Investor Service. We define the crossover market to include any debt issue rated below investment grade by one agency but investment grade by the other. The total amount of high-yield corporate bonds yearly issuance was $146.6 billion for the year ended December 31, 2006 but declined to $43.0 billion during 2008, primarily due to the risk aversion among corporate bond investors that severely limited the ability of high-yield issuers to raise new debt. The high-yield corporate bond markets demonstrated significant improvement throughout 2009 and 2010, with new issuance for the year ended December 31, 2010 increasing to $273.0 billion.

FINRA publicly disseminates real-time price information on approximately 12,000 high-yield corporate bond issues and certain other transactions on a delayed basis. Trades in bonds rated BB and lower are subject to immediate dissemination if the trade size is less than $1 million, or greater than $1 million and trades an average of once or more a day. The average daily trading volume of high-yield bonds reported by FINRA for the year ended December 31, 2010 was $5.2 billion.
Agency Bond Market
We define the agency bond market to include debt issued by a U.S. government-sponsored enterprise. Some prominent issuers of agency bonds are the Federal National Mortgage Association (“Fannie Mae”) and Federal Home Loan Mortgage Corporation (“Freddie Mac”). The total amount of U.S. agency bonds outstanding was approximately $2.6 trillion as of September 30, 2010. The Federal Reserve Bank of New York reported average daily trading volume for 2010 of $16.8 billion in federal agency and government sponsored enterprise coupon securities (excluding mortgage-backed securities).
Credit Default Swap Market
Credit default swaps are contracts on an underlying asset that transfer risk and return from one party to another without transferring ownership of the underlying asset, allowing market participants to obtain credit protection or assume credit exposure associated with a broad range of issuers of fixed-income securities and other debt obligations. The trading volumes and notional amount outstanding in CDS transactions grew rapidly between 2002 and 2007. Following counterparty credit concerns beginning in 2007, trading activity in the CDS market declined substantially and the industry focused on netting down counterparty positions. The notional amount of CDS outstanding declined to $26.3 trillion as of June 30, 2010 from $62.2 trillion as of December 31, 2007. To address the counterparty credit concerns, structural changes began to occur in the CDS market that included the creation of CDS clearing houses in 2009 that serve as central counterparties for certain CDS transactions. In 2010, in response to the financial crisis, the U.S. Congress passed the Dodd-Frank Act, which is intended to bring comprehensive reform to the regulation of swaps, including CDS. Among the most significant provisions of the derivatives section of the Dodd-Frank Act are: mandatory clearing, through regulated central clearing organizations, of all swaps that the U.S. Commodity Futures Trading Commission (“CFTC”) or the U.S. Securities and Exchange Commission (“SEC”) has determined should be cleared (“clearable swaps”); and mandatory trading of clearable swaps on a board of trade designated as a contract market or a securities exchange or through a “swap execution facility,” or SEF (in each case, subject to certain key exceptions). The Dodd-Frank Act requires the CFTC and SEC to complete the rules to regulate the swaps market place by July 2011. We currently expect to establish and operate a SEF as soon as the process is established. We believe that the introduction of the clearing mandates is likely to result in more standardized contracts and greater price transparency in the CDS markets.
Although the European regulators have not yet introduced legislation concerning regulation of the European derivatives markets, the European Commission has issued three consultation papers intended to help define certain terms in the new OTC derivatives landscape. Our expectation is that the EU will, in line with the U.S., mandate central clearing of standardized CDS contracts and increase transparency through enhanced trade reporting requirements. However, it is not yet clear whether there will be any requirement in the EU to trade standardized CDS contracts on regulated exchanges or trading platforms.
Asset-Backed Securities
Asset-backed securities are ownership interests in a pool of receivables sold by originators into a special purpose vehicle. These securities are typically secured by pools of homogeneous assets with relatively predictable cash flows. The assets are legally separated from the seller, which limits the investor’s exposure to the credit quality of the seller. In 2010, $107 billion in U.S. asset-backed securities were issued, a decrease from $151 billion in 2009. The total amount of U.S. asset-backed securities outstanding at the end of 2010 was $2.2 trillion.
Preferred Securities
Preferred securities are equity ownership securities that carry additional rights above and beyond those conferred by common shares. The additional rights typically include preference in dividends and seniority in assets vis-à-vis common stock in the event of liquidation. Other typical features include convertibility into common stock, callable at the option of the corporation and no voting rights. We estimate that the average daily trading volume of preferred securities was approximately $640 million in 2010.

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
Significant Trading Volumes with Participation by Leading Broker-Dealers and Institutional Investors
Our electronic trading platform provides access to the liquidity provided through the participation on our platform of 78 broker-dealer market making clients, including substantially all of the leading broker-dealers in global fixed-income trading, and over 800 active institutional investor firms. We believe these broker-dealers represent the principal source of secondary market liquidity for U.S. high-grade corporate bonds, European high-grade corporate bonds, emerging markets bonds and the other markets in which we operate. Our broker-dealer clients are motivated to continue to utilize our platform due to the presence on the platform of our large network of institutional investor clients. We believe that our net addition of 30 new broker-dealer market making clients during 2009 and 2010 has improved and will continue to improve the liquidity on our electronic trading platform for institutional investors, further motivating them to use our platform. The number of our active institutional investor clients for the past five years has been as follows:

Our total trading volume increased from $339.6 billion in 2006 to $402.3 billion in 2010. We believe our trading volumes in 2008 and 2009 reflect the turmoil and resultant lack of liquidity in the credit markets beginning in the third quarter of 2007. Our total trading volume over the past five years is indicated below:
Our volume in U.S. high-grade corporate bonds grew from approximately 8.5% of total U.S. high-grade corporate bond volume, excluding convertible bonds, in 2006 as reported by FINRA TRACE, which includes inter-dealer and retail trading as well as trading between institutional investors and broker-dealers, to approximately 9.4% in 2007. However, following the credit market turmoil, our estimated market share declined to approximately 6.2% for the full year 2009. Our volume in U.S. high-grade floating rate note bonds declined from $46.0 billion in 2007 to $6.6 billion in 2009. The U.S. credit markets demonstrated significant improvement throughout 2009 and 2010. Our estimated share of total U.S. high-grade corporate bond volume for 2010 was approximately 8.4%. Our estimated market share from 2006 to 2010 is shown in the chart below:

Execution Benefits to Clients
Benefits to Institutional Investor Clients
We believe we provide numerous benefits to our institutional investor clients over traditional fixed-income trading methods, including:
Competitive Prices. By enabling institutional investors to simultaneously request bids or offers from our broker-dealer clients, we believe our electronic trading platform creates an environment that motivates our broker-dealer clients to provide competitive prices and gives institutional investors confidence that they are obtaining a competitive price. For typical MarketAxess multi-dealer corporate bond inquiries, the range of competitive spread-to-Treasury responses is, on average, approximately 10 basis points (a basis point is 1/100 of 1% in yield). As an example of the potential cost savings to institutional investors, a one basis point savings on a $1 million face amount trade of a bond with 10 years to maturity translates to aggregate savings of approximately $775.00.
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
Greater Trading Accuracy. Our electronic trading platform includes verification mechanisms at various stages of the execution process which result in greater accuracy in the processing, confirming and clearing of trades between institutional investor and broker-dealer clients. These verification mechanisms are designed to ensure that our broker-dealer and institutional investor clients are sending accurate trade messages by providing multiple opportunities to verify they are trading the correct bond, at the agreed-upon price and size. Our platform assists our institutional investor clients in automating the transmittal of order tickets from the portfolio manager to the trader, and from the trader to back-office personnel. This automation provides more timely execution and a reduction in the likelihood of errors that can result from manual entry of information into different systems.

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
Other Service Offerings
In addition to services directly related to the execution of trades, we offer our clients several other services, including:
Information Services. The information and analytical tools we provide to our clients help them make investment and trading decisions. Our Corporate BondTickerTM provides access to real-time and historical price, yield and MarketAxess estimated spread-to-Treasuries for publicly disseminated FINRA TRACE-eligible bonds. Corporate BondTickerTM combines publicly-available TRACE data with the prices for trades executed on our U.S. high-grade electronic trading platform, integrating the two data sources and providing real-time TRACE data with associated analytical tools that are not otherwise available. Corporate BondTickerTM provides end-of-day CDS pricing data combined with CDS analytics and screening tools that incorporate cash bond and equity market data. In addition, Corporate BondTickerTM provides indicative prices for secondary loans, through arrangements with certain of our broker-dealer clients, and independent third-party credit research. Our electronic trading platform allows institutional investors to compile, sort and use information to discover investment opportunities that might have been difficult or impossible to identify using a manual information-gathering process or other electronic services.
We offer a comprehensive set of reports designed to review and monitor credit trading activity for institutional investor clients. These reports utilize extensive TRACE information and are accessible by means of a flexible interface to run and save reports in a variety of formats for both compliance and management reporting. For example, the best execution report provides a view of the savings generated by trading on our electronic trading platform and offers a quantitative measure of the value of price discovery from multiple dealers. The report allows clients to monitor performance against their own best execution policy. Our compliance product provides a printed history of each inquiry submitted through the MarketAxess trading platform.
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
Technology Products and Services. We provide integration, testing and management solutions for FIX-related products and services designed to optimize the electronic trading of fixed-income, equity and other exchange-based products. We also provide technology consulting and customized development services to our clients that leverage our trading technology expertise and our existing technology solutions. In addition, we provide gateway adapters to connect order management and trading systems to fixed-income trading venues.
Robust, Scalable Technology
We have developed proprietary technology that is highly secure, fault-tolerant and provides adequate capacity for our current operations, as well as for substantial growth. Our highly scalable systems are designed to accommodate additional volume, products and clients with relatively little modification and low incremental costs.
Proven Innovator with an Experienced Management Team
Since our inception, we have been an innovator in the fixed-income securities markets. Our management team is comprised of executives with an average of more than 20 years’ experience in the securities industry. We have consistently sought to benefit participants in the markets we serve by attempting to replicate the essential features of fixed-income trading, including the existing relationships between broker-dealers and their institutional investor clients, while applying technology to eliminate weaknesses in traditional trading methods. In 2010, Credit magazine recognized MarketAxess as “Best e-trading platform for corporate bonds and CDS” both in the U.S. and in Europe. MarketAxess was also recognized by Financial News as “Best OTC Trading System” and “Best Fixed-Income Trading Platform” in the Awards for Excellence in Trading & Technology — Europe 2010.

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
Enhance the Liquidity of Securities Traded on Our Platform and Broaden Our Client Base in Our Existing Markets
We intend to further enhance the liquidity of securities traded on our leading electronic, multi-dealer to client fixed-income platform. Our ability to innovate and efficiently add new functionality and product offerings to the MarketAxess platform will help us deepen our market share with our existing clients, as well as expand our client base, which we believe will in turn lead to even further increases in the liquidity of the securities provided by our broker-dealer clients and available on our platform. We will seek to increase the number of active European and other international institutional investor clients using our U.S. electronic trading platform, subject to regulatory requirements.
Leverage our Existing Technology and Client Relationships to Expand into New Sectors of the Fixed-Income Securities Market
We intend to leverage our technology, as well as our strong broker-dealer and institutional investor relationships, to deploy our electronic trading platform into additional product segments within the fixed-income securities markets and deliver fixed-income securities-related technical services and products. Due in part to our highly scalable systems, we believe we will be able to enter new markets efficiently. As an example, we have developed technology and trading protocols to trade CDS in anticipation of implementation of the Dodd-Frank Act and, subject to such rulemaking, we currently expect to establish and operate a swap execution facility and/or a security-based swap execution facility.
Leverage our Existing Technology and Client Relationships to Expand into New Client Segments
We intend to leverage our technology and client relationships to deploy our electronic trading platform into new client segments. As an example, we have expanded the base of broker-dealers on our platform to include both regional and diversity dealers.
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
Pursue Select Acquisitions and Strategic Alliances
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
Click-to-Trade
We have enhanced our trading system to provide pre-trade price discovery and fast-track execution for European bonds. Click-to-trade functionality streams attributable pricing in European credit and rates instruments, submitted by our pool of European dealers. Investor clients are able to initiate an inquiry with a single click on the stacks of distinctly displayed dealer bids and offers. Click-to-trade is offered alongside our existing Request for Quote product. Although currently limited to European credit and rate instruments, click-to-trade functionality may be applied to trading of other market sectors.
Markets
U.S. High-Grade Corporate Bonds
Our U.S. high-grade corporate bond business consists of U.S. dollar-denominated investment-grade debt issued by corporations for distribution in the U.S. Both domestic and foreign institutional investors have access to U.S. high-grade corporate bond trading on our electronic trading platform. We use the terms high-grade debt and investment-grade debt interchangeably in this annual report on Form 10-K. Our 2010 trading volume in the U.S. high-grade corporate bond market was $243.4 billion.
In the U.S. high-grade corporate bond market, 61 broker-dealers utilize our platform, including each of the top 20 broker-dealers as ranked by 2010 investment grade new-issue underwriting volume. Our broker-dealer clients accounted for approximately 97% of the underwriting of newly-issued U.S. high-grade corporate bonds in 2010.
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
Eurobonds
MarketAxess Europe Limited, our wholly-owned U.K. subsidiary, offers European secondary trading functionality in U.S. dollar- and Euro-denominated European corporate bonds to our broker-dealer and institutional investor clients. We also offer our clients the ability to trade in other European high-grade corporate bonds, including bonds issued in Pounds Sterling, floating rate notes, European government bonds and bonds denominated in non-core currencies. We offered the first platform in Europe with a multi-dealer disclosed counterparty trading capability for corporate bonds. In 2009, MarketAxess Europe Limited received FSA regulatory approval to trade on a riskless principal basis. In November 2010, we launched a click-to-trade protocol for the European market.

In the Eurobond credit market, defined as including European high-grade, high yield and government bonds, 25 broker-dealers utilize our platform, including 17 of the top 20 broker-dealers as ranked by 2010 European investment grade new-issue underwriting volume. On a typical day, institutional investors on our European corporate bond trading platform have access to over 65,000 lines of streaming pre-trade price indications on over 10,000 individual instruments covered on both the bid and offer side of the market. In a single inquiry, institutional investors can request bids or offers from up to six of the broker-dealers who participate on the European platform. While many of the trades conducted on our platform are made from the posted inventory, institutional investor clients are not restricted to trading only the bonds posted as inventory. To transact in a specific bond that does not appear in inventory, institutional investors can easily search our database and submit an online inquiry to their chosen broker-dealers, who can respond with live, executable prices. While, on average, institutional investor clients receive several bids or offers from broker-dealers in response to trade inquiries, some inquiries may not receive any bids or offers. Our 2010 trading volume in the Eurobond market was $50.3 billion.
Emerging Markets Bonds
Forty-six of our U.S. broker-dealer clients use our platform to trade emerging markets bonds. Three hundred seventy-one active institutional investor clients (firms that executed at least one trade through our electronic trading platform between January 2010 and December 2010) utilize our electronic trading platform to trade emerging markets bonds. These institutional investor clients are located in both the U.S. and Europe. The emerging markets countries whose bonds were most frequently traded on our platform in 2010 were Brazil, Mexico, Venezuela, Argentina and Russia.
In 2007, we introduced local markets emerging market debt trading, which allows our institutional investor clients to transact Euroclear-eligible local currency denominated bonds issued by sovereign entities or corporations in countries that include Mexico, Brazil and Argentina.
Crossover and High-Yield Bonds
Sixty-four of our U.S. broker-dealer clients use our platform to trade crossover and high-yield bonds. Trading in crossover and high-yield bonds uses many of the same features available in our U.S. high-grade corporate bond offering.
Agency Bonds
Thirty-four of our U.S. broker-dealer clients use our platform to trade agency bonds. Trading in agency bonds uses many of the same features available in our U.S. high-grade corporate bond offering.
Credit Default Swaps
We offer CDS index trading on our platform and also offer the capacity to trade lists of single-name CDS. In addition to the trading features, the index trading platform also offers STP connectivity for dealers and institutional investor clients. In 2009, we conformed our platform to the new standardized credit default swap calculation methodologies. Ten of our U.S. broker-dealer clients are activated to use our platform to trade CDS.
Asset-Backed Securities
In January 2011, we introduced trading in consumer asset-backed securities. Consumer asset-backed securities generally consist of credit card, auto and student loan receivables. Fourteen of our U.S. broker-dealer clients use our platform to trade asset-backed securities. Trading in asset-backed securities uses many of the same features available in our U.S. high-grade corporate bond offering.
Preferred Securities
In November 2010, we introduced trading in preferred securities. Fourteen of our U.S. broker-dealer clients use our platform to trade preferred securities. Trading in preferred securities uses many of the same features available in our U.S. high-grade corporate bond offering.

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
TRACE facilitates the mandatory reporting of over-the-counter secondary market transactions in eligible fixed-income securities. All broker-dealers that are FINRA member firms have an obligation to report transactions in corporate bonds to TRACE under a set of rules approved by the SEC. FINRA then publicly disseminates a portion of this data, which is available free of charge on a delayed basis through the FINRA website or available immediately for a set fee.
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
Usage of our straight-through processing tools increased significantly during the last several years. The number of investor client STP connections increased from 134 as of December 31, 2007 to 245 as of December 31, 2010.
Dealer API
We offer Application Programming Interface (“API”) services to our broker-dealer clients for pre-trade, trade negotiation and post-trade services. This allows for straight-through processing, which improves efficiency and reduces errors in processing.
Technology Services
Through our Greenline subsidiary, we provide integration, testing and management solutions for FIX-related products and services. The FIX protocol is a messaging standard developed specifically for the real-time electronic exchange of securities transaction information. Greenline’s CertiFIX product enables firms to provide a reliable FIX certification environment for their trading counterparties. The VeriFIX product is a testing suite that allows firms to thoroughly test counterparty FIX interfaces, protocol formats and supported messages. Greenline’s MagniFIX product allows firms to monitor their enterprise-wide FIX installations on a real-time basis. In addition, Greenline provides strategic consulting and custom development for its clients.
We also provide technology consulting and customized development services to our clients that leverage our trading technology expertise and our existing technology solutions. Fees for such services are based on the complexity and extent of the services provided. In addition, we provide gateway adapters to connect order management and trading systems to fixed-income trading venues.
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

•
Other electronic trading platforms — There are numerous other electronic trading platforms currently in existence. These include: Thomson TradeWeb, a multi-dealer to institutional investor trading platform that has historically focused on government bond trading; Bloomberg, which provides electronic trading functionality; and the New York Stock Exchange. In addition, some broker-dealers operate proprietary electronic trading systems that enable institutional investors to trade directly with a broker-dealer over an electronic medium. We believe that we are currently the only platform primarily focused on multi-party disclosed trading of credit products between broker-dealers and institutional investors, though others have sought or may seek to expand their product offerings to compete in this market. Additionally, as we expand our business into new products, we will likely come into more direct competition with other electronic trading platforms or firms offering traditional services.

•
Market data and information vendors — Several large market data and information providers currently have a data and analytics relationship with virtually every institutional firm. Some of these entities, including Bloomberg, currently offer varying forms of electronic trading of fixed-income securities, mostly on a single-dealer basis. Some of these entities have announced their intention to expand their electronic trading platforms or to develop new platforms. These entities are currently direct competitors to our information services business and already are or may in the future become direct competitors to our electronic trading platform.

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
In general, we compete on the basis of a number of key factors, including:
•	broad network of broker-dealer and institutional investor clients using our electronic trading platform;
•	liquidity provided by the participating broker-dealers;
•	magnitude and frequency of price improvement;
•	enhancing the quality and speed of execution;
•	compliance benefits;

•	total transaction costs;
•	technology capabilities, including the reliability and ease of use of our electronic trading platform; and
•	range of products and services offered.
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
Furthermore, 245 of our institutional investor clients have built interfaces to enable them to communicate electronically between our platform and their order, portfolio management and accounting systems. We believe that this increases the reliance of these institutional investor clients on our services and creates significant competitive barriers to entry.
Technology
The design and quality of our technology products are critical to our growth and our ability to execute our business strategy. Our electronic trading platform has been designed with secure, scalable client-server architecture that makes broad use of distributed computing to achieve speed, reliability and fault tolerance. The platform is built on industry-standard technologies and has been designed to handle many multiples of our current trading volume.
All critical server-side components, primarily our networks, application servers and databases, have backup equipment running in the event that the main equipment fails. This offers fully redundant system capacity to maximize uptime and minimize the potential for loss of transaction data in the event of an internal failure. We also seek to minimize the impact of external failures by automatically recovering connections in the event of a communications failure. The majority of our broker-dealer clients have redundant dedicated high-speed communication paths to our network in order to provide fast data transfer. Our security measures include industry-standard communications encryption.
We have designed our application with an easy-to-use, Windows-based interface. Our clients are able to access our electronic trading platform through a secure, single sign-on. Clients are also able to execute transactions over our platform directly from their order management systems. We provide users an automatic software update feature that does not require manual intervention.
Intellectual Property
We rely upon a combination of copyright, patent, trade secret and trademark laws, written agreements and common law to protect our proprietary technology, processes and other intellectual property. Our software code, elements of our electronic trading platform, website and other proprietary materials are protected by copyright laws. We received five patents in 2009 covering our most significant trading protocols and other aspects of our trading system technology, we received two additional patents in 2010 and other patents are pending.
The written agreements upon which we rely to protect our proprietary technology, processes and intellectual property include agreements designed to protect our trade secrets. Examples of these written agreements include third party nondisclosure agreements, employee nondisclosure and inventions assignment agreements, and agreements with customers, contractors and strategic partners. Other written agreements upon which we rely to protect our proprietary technology, processes and intellectual property take many forms and contain provisions related to patent, copyright, trademark and trade secret rights.
We have obtained U.S. federal registration of the MarketAxess®name and logo, and the same mark and logo have been registered in several foreign jurisdictions. We have pending registrations for the MarketAxess®name and logo in several other foreign jurisdictions. In addition, we have obtained U.S. federal registration for the marks AutoSpotting®, BondLink®, FrontPage®, Actives®, DealerAxess®and associated designs and have a number of other registered trademarks, service marks and trademark applications. Corporate BondTickerTM is a trademark we use, but it has not been registered.

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
On July 21, 2010, the Dodd-Frank Act was signed into law, marking the greatest change to financial supervision since the 1930’s. U.S. financial regulators are in the midst of an intense period of rulemaking that is required to implement the provisions of the Dodd-Frank Act, and market participants will need to make strategic decisions in an environment of regulatory uncertainty. Among the most significant aspects of the derivatives section of the Dodd-Frank Act are mandatory clearing of certain derivatives transactions (“swaps”) through regulated central clearing organizations and mandatory trading of those swaps through either regulated exchanges or swap execution facilities, in each case, subject to certain key exceptions. As with other parts of the Dodd-Frank Act, many of the details of the new regulatory regime relating to swaps are left to the regulators to determine through rulemaking. Subject to such rulemaking, we currently expect to establish and operate a swap execution facility and/or a security-based swap execution facility.
Regulation of the Non-U.S. Securities Industries and Investment Service Providers
The securities industry and financial markets in the U.K., the European Union and elsewhere are subject to extensive regulation. MarketAxess Europe Limited may fall within the scope of those regulations depending on the extent to which it is characterized as providing a regulated investment service.
Our principal regulator in the U.K. is the Financial Services Authority (“FSA”). Our subsidiary, MarketAxess Europe Limited, is registered as a Multilateral Trading Facility (“MTF”) dealer with the FSA.
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
Our Canadian subsidiary, MarketAxess Canada Limited, is registered as an Alternative Trading System dealer under the Securities Act of Ontario and is a member of the Investment Industry Regulatory Organization of Canada.

Employees
As of December 31, 2010, we had 229 employees, 189 of whom were based in the U.S. and 40 of whom were based outside of the U.S., principally in the U.K. None of our employees is represented by a labor union. We consider our relationships with our employees to be good and have not experienced any interruptions of operations due to labor disagreements.
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
Neither the sustainability of our current level of business nor any future growth can be assured. Even if we do experience growth, we cannot assure you that we will grow profitably.
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
Our growth is also dependent on our ability to diversify our revenue base. We currently derive approximately 57% of our revenues from secondary trading in U.S. high-grade corporate bonds. Our long-term business strategy is dependent on expanding our service offerings and increasing our revenues from other fixed-income products and other sources. We cannot assure you that our efforts will be successful or result in increased revenues or continued profitability. We have experienced significant growth in trading volumes, revenues and profitability over the past two years. We cannot assure you that our business will continue to grow at a similar rate, if at all.

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
We have experienced significant decreases in overall trading volume in the past, and may experience decreases in trading volume in the future. Declines in the overall volume of fixed-income securities trading and in market liquidity generally, as well as declines in interest rate volatility, could result in lower revenues from commissions for trades executed on our electronic trading platform and fees generated from related activities.
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
A decline in trading volumes on our platform for any reason would negatively affect our commission revenue and may have a material adverse effect on our business, financial condition and results of operations.
We may enter into new fee plans, the impact of which may be difficult to evaluate.
From time to time we may introduce new fee plans for the U.S. high-grade corporate bond, Eurobond and other market segments in which we operate. Any new fee plan may include different fee structures or provide volume incentives.
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
We execute certain bond transactions between and among institutional investor and broker-dealer clients on a riskless principal basis by serving as counterparty to both the buyer and the seller in matching back-to-back trades, which are then settled through a third-party clearing organization. MarketAxess Corporation, our U.S. subsidiary, and MarketAxess Europe Limited, our U.K. subsidiary, act as intermediary on a riskless principal basis in these bond transactions by serving as counterparty to the two clients involved. Settlement typically occurs within one to three trading days after the trade date. Cash settlement of the transaction occurs upon receipt or delivery of the underlying instrument that was traded.
We are exposed to credit risk in our role as trading counterparty to our clients executing bond trades on our platform. We are exposed to the risk that third parties that owe us money, securities or other assets will not perform their obligations. These parties may default on their obligations to us due to bankruptcy, lack of liquidity, operational failure or other reasons. Adverse movements in the prices of securities that are the subject of these transactions can increase our risk. Where the unmatched position or failure to deliver is prolonged there may also be regulatory capital charges required to be taken by us. There can be no assurance that the policies and procedures we use to manage this credit risk will effectively mitigate our credit risk exposure.
We are dependent on our broker-dealer clients, who are not restricted from buying and selling fixed-income securities, directly or through their own proprietary or third-party platforms, with institutional investors.
We rely on our broker-dealer clients to provide product and liquidity on our electronic trading platform by posting bond prices on our platform for bonds in their inventory and responding to institutional investor client inquiries. The contractual obligations of our broker-dealer clients to us are minimal, non-exclusive and terminable by such clients. Our broker-dealer clients buy and sell fixed-income securities through traditional methods, including by telephone and e-mail messaging, and through other electronic trading platforms. Some of our broker-dealer clients have developed electronic trading networks that compete with us or have announced their intention to explore the development of such electronic trading networks, and most of our broker-dealer and institutional investor clients are involved in other ventures, including other electronic trading platforms or other distribution channels, as trading participants and/or as investors. These competing trading platforms may offer some features that we do not currently offer. Accordingly, there can be no assurance that such broker-dealers’ primary commitments will not be to one of our competitors.
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
We rely on our institutional investor clients to launch inquiries over our trading platform. A limited number of such clients can account for a significant portion of our trading volume. One institutional investor client accounted for approximately 15.8%, 12.1% and 10.8% of trading volumes during the years ended December 31, 2010, 2009 and 2008, respectively. This institutional investor client also beneficially owns more than 5% of the outstanding shares of our common stock. The contractual obligations of our institutional investor clients to us are minimal, non-exclusive and terminable by such clients. Our institutional investor clients buy and sell fixed-income securities through traditional methods, including by telephone and e-mail messaging, and through other electronic trading platforms.
There can be no assurance that we will be able to retain our major institutional investor clients or that such clients will continue to use our trading platform. The loss of any major institutional investor client or any reduction in the use of our electronic trading platform by such clients could have a material adverse effect on our business, financial condition and results of operations.

If we experience significant fluctuations in our operating results or fail to meet revenue and earnings expectations, our stock price may fall rapidly and without advance notice.
Our revenues and operating results may fluctuate due to a number of factors, including:
•	the unpredictability of the financial services industry;
•	difficulty in quickly adjusting our expense base if revenues fall short of expectations;
•	our ability to retain existing broker-dealer and institutional investor clients and attract new broker-dealer and institutional investor clients;
•	our ability to drive an increase in use of our electronic trading platform by new and existing broker-dealer and institutional investor clients;
•	changes in our pricing policies;
•	the introduction of new features on our electronic trading platform;
•	the effectiveness of our sales force;
•	new product and service introductions by our competitors;
•	fluctuations in overall market trading volume;
•	technical difficulties or interruptions in our service;
•	general economic conditions in our geographic markets;
•	additional investment in our services or operations; and
•	regulatory compliance costs.
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
Intellectual property is critical to our success and ability to compete, and if we fail to protect our intellectual property rights adequately, our competitors might gain access to our technology. We rely primarily on a combination of patent, copyright, trademark and trade secret laws in the United States and other jurisdictions, as well as license agreements, third-party non-disclosure and other agreements and other contractual provisions and technical measures to protect our intellectual property rights. We attempt to negotiate beneficial intellectual property ownership provisions in our contracts and also require employees, consultants, advisors and collaborators to enter into confidentiality agreements in order to protect the confidentiality of our proprietary information. We have received seven patents and have filed patent applications covering aspects of our technology and/or business, but can give no assurances that any such patents will protect our business and processes from competition or that the patents applied for will be issued.

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
As of December 31, 2010, we had U.S. net operating loss carryforwards of approximately $29.8 million that will begin to expire in 2021. A net operating loss carryforward enables a company to apply net operating losses incurred during a current period against future periods’ profits in order to reduce tax liability in those future periods.
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
The issuance or repurchase of a significant number of shares of stock or purchases or sales of stock by significant shareholders could result in an additional “ownership change.” For, example, we may issue a substantial number of shares of our stock in connection with offerings, acquisitions and other transactions in the future and we could repurchase a significant number of shares in connection with a share repurchase program, although no assurance can be given that any such offering, acquisition, other transaction or repurchase program will be undertaken. In addition, the exercise of outstanding options to purchase shares of our common stock may require us to issue additional shares of our common stock. The extent of the actual future use of our U.S. net operating loss carryforwards is subject to inherent uncertainty because it depends on the amount of otherwise taxable income we may earn. We cannot give any assurance that we will have sufficient taxable income in future years to use any of our federal net operating loss carryforwards before they would otherwise expire.

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
In addition, as a result of the global financial crisis and other recent events in the financial industry, there is a greater likelihood of legislative and regulatory action to increase government oversight of the financial services industry. For example, during 2010 the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) was signed into law. Among other things, the Dodd-Frank Act creates an entirely new structure for the trading of over-the-counter derivatives, a market in which we currently operate. Changes in laws or regulations or in governmental policies, including the rules relating to the maintenance of specific levels of net capital applicable to our broker-dealer subsidiaries, could have a material adverse effect on our business, financial condition and results of operations. Our industry has been and is subject to continuous regulatory changes and may become subject to new regulations or changes in the interpretation or enforcement of existing regulations, which could require us to incur significant compliance costs or cause the development of affected markets to become impractical. In addition, as we expand our business into new markets, it is likely that we will be subject to additional laws, rules and regulations. We cannot predict the extent to which any future regulatory changes may adversely affect our business and operations.
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
As an enterprise founded and historically controlled by broker-dealers that compete with each other, we may be subject to ongoing regulatory scrutiny of our business to a degree that is not likely to be experienced by some of our competitors. At any time, the outcome of investigations and other regulatory scrutiny could lead to compulsory changes to our business model, conduct or practices, or our relationships with our broker-dealer clients, or additional governmental scrutiny or private lawsuits against us, any of which could materially harm our revenues, impair our ability to provide access to the broadest range of fixed-income securities and impact our ability to grow and compete effectively, particularly as we implement new initiatives designed to enhance our competitive position.
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
Our business is dependent upon the availability of adequate funding and regulatory capital under applicable regulatory requirements. Although we believe that our available cash resources are sufficient to meet our presently anticipated liquidity needs and capital expenditure requirements for at least the next 12 months, we may in the future need to raise additional funds to, among other things:
•	support more rapid growth of our business;
•	develop new or enhanced services and products;
•	fund operating losses;
•	respond to competitive pressures;
•	acquire complementary companies or technologies;
•	enter into strategic alliances;
•	increase the regulatory net capital necessary to support our operations; or
•	respond to unanticipated or changing capital requirements.
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
We initiated a regular quarterly dividend on our common stock in 2009. However, there is no assurance that we will continue to pay any dividends to holders of our common stock in the future. If we were to cease paying dividends, investors would need to rely on the sale of their common stock after price appreciation, which may never occur, as the only way to realize any future gains on their investment.
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
Our corporate headquarters and principal U.S. offices are located at 299 Park Avenue, New York, New York, where we lease 27,900 square feet under sequential leases expiring in February 2022. We also collectively lease approximately 18,300 square feet for our other office locations in the U.S. and the United Kingdom under various leases expiring between September 2013 and November 2020. In addition, we lease another 17,000 square feet at 350 Madison Avenue, New York, New York, which we currently sublet; the lease and sublease expire in April 2011.

Item 3.	Legal Proceedings.
In January 2007, a former employee of MarketAxess Corporation commenced an arbitration proceeding before FINRA arising out of the May 2006 termination of such individual’s employment with MarketAxess Corporation. This individual subsequently amended his statement of claim to add MarketAxess Holdings Inc. as a party to the arbitration proceeding. FINRA consolidated all of the former employee’s claims into a single proceeding and, by a decision dated July 12, 2010, the FINRA arbitration panel denied the former employee’s claims, totaling approximately $0.9 million, in their entirety. The former employee’s right to appeal the panel’s decision expired in October 2010.

Item 4.	[Removed and reserved]

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Price Range
Our common stock trades on the NASDAQ Global Select Market under the symbol “MKTX”. The range of closing price information for our common stock, as reported by NASDAQ, was as follows:

	High	Low
2010:
January 1, 2010 to March 31, 2010	$16.20	$13.25
April 1, 2010 to June 30, 2010	$17.40	$13.45
July 1, 2010 to September 30, 2010	$17.30	$12.39
October 1, 2010 to December 31, 2010	$20.93	$16.93

2009:
January 1, 2009 to March 31, 2009	$9.02	$6.13
April 1, 2009 to June 30, 2009	$11.07	$7.74
July 1, 2009 to September 30, 2009	$12.10	$8.93
October 1, 2009 to December 31, 2009	$13.90	$11.47
On February 23, 2011, the last reported closing price of our common stock on the NASDAQ Global Select Market was $20.99.
Holders
There were 52 holders of record of our common stock as of February 23, 2011.
Dividend Policy
Prior to 2009, we retained all earnings for investment in our business. In October 2009, our Board of Directors approved a regular quarterly dividend. The first quarterly cash dividend of $0.07 per share was paid to our stockholders in November 2009 and regular quarterly cash dividends have been paid thereafter. In January 2011, our Board of Directors approved an increase in the quarterly cash dividend to $0.09 per share payable on March 2, 2011 to stockholders of record as of the close of business on February 16, 2011. We expect to continue paying regular cash dividends, although there is no assurance as to such dividends. Any future declaration and payment of dividends will be at the sole discretion of our Board of Directors. Our Board of Directors may take into account such matters as general business conditions, our financial results, capital requirements, contractual, legal, and regulatory restrictions on the payment of dividends by us to our stockholders or by our subsidiaries to us and any such other factors as our Board of Directors may deem relevant.
Recent Sales of Unregistered Securities
None.
Securities Authorized for Issuance Under Equity Compensation Plans
Please see the section entitled “Equity Compensation Plan Information” in Item 12.

Issuer Purchases of Equity Securities
During the quarter ended December 31, 2010, we repurchased the following shares of common stock:

			Total Number of	Dollar Value of
			Shares Purchased	Shares That May
	Total Number of	Average Price	as Part of Publicly	Yet Be Purchased
Period	Shares Purchased	Paid per Share	Announced Plans	Under the Plans
				(In thousands)
October 1, 2010 – October 31, 2010	359,184	$17.47	359,184	$466
November 1, 2010 – November 30, 2010	25,200	18.45	25,200	1
December 1, 2010 – December 31, 2010	32,030	12.77	60	0

	416,414	$17.17	384,444

In June 2010, the Board of Directors of the Company authorized a share repurchase program for up to $30.0 million of the Company’s common stock. The share repurchase program was completed in December 2010. A total of 1,939,620 shares were repurchased at an aggregate cost of $30.0 million over the life of the repurchase program. Shares repurchased under the program will be held in treasury for future use.
During the three months ended December 31, 2010, a total of 22,868 shares were surrendered by employees to us to satisfy the exercise price and employee withholding tax obligations upon the vesting of restricted shares and exercise of stock options and 9,102 unvested restricted shares were repurchased upon the termination of employment or failure to meet performance conditions.
STOCK PERFORMANCE GRAPH
The following graph shows a comparison from December 31, 2005 through December 31, 2010 of the cumulative total return for (i) our common stock, (ii) the NASDAQ Composite Index and (iii) the Dow Jones US Financial Services Index.
The figures in this graph assume an initial investment of $100 in our common stock and in each index on December 31, 2005, and that all quarterly dividends were reinvested. The returns illustrated below are based on historical results during the period indicated and should not be considered indicative of future stockholder returns.

Item 6.	Selected Financial Data.
The selected statements of operations data for each of the years ended December 31, 2010, 2009 and 2008 and the selected balance sheet data as of December 31, 2010 and 2009 have been derived from our audited financial statements included elsewhere in this Form 10-K. The selected statements of operations data for the years ended December 31, 2007 and 2006, and the balance sheet data as of December 31, 2008, 2007 and 2006 have been derived from our audited financial statements not included in this Form 10-K.

	Year Ended December 31,
	2010	2009	2008	2007	2006
	(In thousands, except share and per share amounts)
Statements of Operations Data:
Revenues
Commissions
U.S. high-grade (1)	$83,796	$62,557	$46,547	$52,541	$47,752
Eurobond	18,656	20,339	18,146	18,828	15,368
Other (2)	19,728	13,236	8,835	8,845	8,310

Total commissions	122,180	96,132	73,528	80,214	71,430
Technology products and services (3)	13,648	9,778	8,555	742	—
Information and user access fees	6,681	6,252	6,025	5,877	5,477
Interest income	1,192	1,222	3,478	5,242	4,595
Other (4)	2,527	1,055	1,499	1,568	1,814

Total revenues	146,228	114,439	93,085	93,643	83,316

Expenses
Employee compensation and benefits	56,446	50,274	43,810	43,051	42,078
Depreciation and amortization	6,350	6,790	7,879	7,170	6,728
Technology and communications	9,982	8,436	8,311	7,463	7,704
Professional and consulting fees	8,503	6,869	8,171	7,639	8,072
Occupancy	2,997	3,129	2,891	3,275	3,033
Marketing and advertising	3,075	2,882	3,032	1,905	1,769
General and administrative	7,965	6,010	6,157	5,889	5,328

Total expenses	95,318	84,390	80,251	76,392	74,712

Income before income taxes	50,910	30,049	12,834	17,251	8,604
Provision for income taxes	19,482	13,947	4,935	6,931	3,183

Net income	$31,428	$16,102	$7,899	$10,320	$5,421

Net income per common share:
Basic	$0.86	$0.44	$0.23	$0.32	$0.18
Diluted	$0.80	$0.42	$0.22	$0.30	$0.15
Weighted average number of shares of common stock outstanding:
Basic	33,159,177	33,263,828	32,830,923	32,293,036	30,563,437
Diluted	39,051,186	38,081,980	35,737,379	34,453,195	35,077,348

Cash dividends per share	$0.28	$0.07	$—	$—	$—

	As of December 31,
	2010	2009	2008	2007	2006
	(In thousands)
Balance Sheet Data:
Cash and cash equivalents and securities available-for-sale	$197,546	$174,338	$142,550	$124,290	$131,015
Working capital (5)	191,482	170,060	137,390	120,656	135,268
Total assets	299,521	277,286	246,428	198,366	204,278

(1)
U.S. high-grade commissions include commissions from monthly distribution fees and transactions between institutional investor clients and broker-dealer clients as well as transactions between broker-dealer clients.

(2)	Other commissions consist primarily of commissions from the trading of emerging markets bonds, crossover and high-yield bonds, agency bonds and credit default swaps.

(3)
Technology products and services includes software licenses, maintenance and support services and professional consulting services. Revenues are principally derived from the acquisitions of Greenline in March 2008 and TWS in November 2007.

(4)	Other revenues consist primarily of telecommunications line charges to broker-dealer clients, initial set-up fees and other miscellaneous revenues.

(5)
Working capital is defined as current assets minus current liabilities. Current assets consist of cash and cash equivalents, securities available-for-sale, accounts receivable and prepaid and other expenses. Current liabilities consist of accrued employee compensation, deferred revenue, and accounts payable, accrued expenses and other liabilities.

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
Executive Overview
MarketAxess operates a leading electronic trading platform that allows investment industry professionals to efficiently trade corporate bonds and other types of fixed-income instruments. Our over 800 active institutional investor clients (firms that executed at least one trade in U.S. or European fixed-income securities through our electronic trading platform during 2010) include investment advisers, mutual funds, insurance companies, public and private pension funds, bank portfolios, broker-dealers and hedge funds. Our 78 broker-dealer market-maker clients provide liquidity on the platform and include most of the leading broker-dealers in global fixed-income trading. The Company also executes certain bond transactions between and among institutional investor and broker-dealer clients on a riskless principal basis by serving as counterparty to both the buyer and the seller in matching back-to-back trades, which then settle through a third-party clearing organization. Through our Corporate BondTicker™ service, we provide fixed-income market data, analytics and compliance tools that help our clients make trading decisions. In addition, we provide FIX (Financial Information eXchange) message management tools, connectivity solutions and ancillary technology services that facilitate the electronic communication of order information between trading counterparties. Our revenues are primarily generated from the trading of U.S. high-grade corporate bonds.
Our multi-dealer trading platform allows our institutional investor clients to simultaneously request competing, executable bids or offers from our broker-dealer clients and execute trades with the broker-dealer of their choice from among those that choose to respond. We offer our broker-dealer clients a solution that enables them to efficiently reach our institutional investor clients for the distribution and trading of bonds. In addition to U.S. high-grade corporate bonds, European high-grade corporate bonds and emerging markets bonds, including both investment-grade and non-investment grade debt, we also offer our clients the ability to trade crossover and high-yield bonds, agency bonds, asset-backed and preferred securities and credit default swaps.
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

•
to leverage our technology, as well as our strong broker-dealer and institutional investor relationships, to deploy our electronic trading platform into additional product segments within the fixed-income securities markets, deliver fixed-income securities-related technical services and products, and deploy our electronic trading platform into new client segments;

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
On July 21, 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) was signed into law, marking the greatest change to financial supervision since the 1930’s. U.S. financial regulators are in the midst of an intense period of rulemaking that is required to implement the provisions of the Dodd-Frank Act, and market participants will need to make strategic decisions in an environment of regulatory uncertainty. Among the most significant aspects of the derivatives section of the Dodd-Frank Act are mandatory clearing of certain derivatives transactions (“swaps”) through regulated central clearing organizations and mandatory trading of those swaps through either regulated exchanges or swap execution facilities, in each case, subject to certain key exceptions. As with other parts of the Dodd-Frank Act, many of the details of the new regulatory regime relating to swaps are left to the regulators to determine through rulemaking. Subject to such rulemaking, we currently expect to establish and operate a swap execution facility and/or a security-based swap execution facility.

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
Rapid Technological Changes
We must continue to enhance and improve our electronic trading platform. The electronic financial services industry is characterized by increasingly complex systems and infrastructures and new business models. Our future success will depend on our ability to enhance our existing products and services, develop and/or license new products and technologies that address the increasingly sophisticated and varied needs of our broker-dealer and institutional investor clients and prospective clients and respond to technological advances and emerging industry standards and practices on a cost-effective and timely basis. We received five patents in 2009 covering our most significant trading protocols and other aspects of our trading system technology, we received two additional patents during 2010 and other patents are pending.
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
The U.S. and European credit markets experienced a period of significant turmoil beginning during the third quarter of 2007, especially in short-term funding and floating rate note instruments. A widespread retrenchment in the credit markets resulted in increased credit spreads and significantly higher credit spread volatility across a wide range of asset classes. The U.S. credit markets demonstrated significant improvement throughout 2009 and 2010, with net inflows to taxable bond funds and corporate and international bond exchange-traded funds, and an increase in the volume of new issues of high-grade corporate bonds compared to the second half of 2008. Credit yield spreads in U.S. corporate bonds declined to 1.1% over U.S. Treasuries as of December 31, 2010 from a peak of 5.4% in December 2008. The trading volume of U.S. high-grade corporate bonds as reported by FINRA Trade Reporting and Compliance Engine (“TRACE”) increased from $2.0 trillion for the year ended December 31, 2008 to $2.9 trillion for each of the years ended December 31, 2009 and 2010. After demonstrating improved conditions during 2009, European credit markets deteriorated throughout 2010 due in part to continuing sovereign debt credit concerns.
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

U.S. High-Grade Corporate Bond Commissions. Our U.S. high-grade corporate bond fee plans for fully electronic trades generally incorporate monthly distribution fees and variable transaction fees billed to our broker-dealer clients on a monthly basis. Certain dealers participate in fee programs that do not contain fixed monthly distribution fees and instead incorporate additional per transaction execution fees and minimum monthly fee commitments. Under the fee plans, we electronically add the transaction fee to the spread quoted by the broker-dealer client. For trades that we execute between and among institutional investor and broker-dealer clients on a riskless principal basis by serving as counterparty to both the buyer and the seller, we earn our commission through the difference in price between the two back-to-back trades.
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

Allowance for Doubtful Accounts
All accounts receivable have contractual maturities of less than one year and are derived from trading-related fees and commissions and revenues from products and services. We continually monitor collections and payments from our customers and maintain an allowance for doubtful accounts. The allowance for doubtful accounts is based upon the historical collection experience and specific collection issues that have been identified.
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

Initial set-up fees. We enter into agreements with our broker-dealer clients pursuant to which we provide access to our platform through a non-exclusive and non-transferable license. Broker-dealer clients may pay an initial set-up fee, which is typically due and payable upon execution of the broker-dealer agreement. The initial set-up fee, if any, varies by agreement. Revenue is recognized over the initial term of the agreement, which is generally two years.
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
Business Combinations, Goodwill and Intangibles Assets
Business combinations are accounted for under the purchase method. The total cost of an acquisition is allocated to the underlying net assets based on their respective estimated fair values. The excess of the purchase price over the estimated fair values of the net assets acquired is recorded as goodwill. Determining the fair value of certain assets acquired and liabilities assumed is judgmental in nature and often involves the use of significant estimates and assumptions, including assumptions with respect to future cash flows, discount rates, growth rates and asset lives.
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
Results of Operations
Year Ended December 31, 2010 Compared to Year Ended December 31, 2009
Overview
Total revenues increased by $31.8 million or 27.8% to $146.2 million for the year ended December 31, 2010 from $114.4 million for the year ended December 31, 2009. This increase in total revenues was primarily due to increases in commissions of $26.0 million and in technology products and services revenues of $3.9 million and other income of $1.5 million.
Total expenses increased by $10.9 million or 12.9% to $95.3 million for the year ended December 31, 2010 from $84.4 million for the year ended December 31, 2009. The increase was primarily due to higher employee compensation and benefits of $6.2 million, general and administrative expense of $2.0 million, professional and consulting fees of $1.6 million and technology and communication costs of $1.5 million.

Income before taxes increased by $20.9 million or 69.4% to $50.9 million for the year ended December 31, 2010 from $30.0 million for the year ended December 31, 2009. Net income increased by $15.3 million or 95.2% to $31.4 million for the year ended December 31, 2010, from $16.1 million for the year ended December 31, 2009.
Revenues
Our revenues for the years ended December 31, 2010 and 2009, and the resulting dollar and percentage changes, were as follows:

	Year Ended December 31,
	2010		2009
		% of		% of	$	%
	$	Revenues	$	Revenues	Change	Change
	($ in thousands)
Commissions	$122,180	83.6%	$96,132	84.0%	$26,048	27.1%
Technology products and services	13,648	9.3	9,778	8.5	3,870	39.6
Information and user access fees	6,681	4.6	6,252	5.5	429	6.9
Investment income	1,192	0.8	1,222	1.1	(30)	(2.5)
Other	2,527	1.7	1,055	0.9	1,472	139.5

Total revenues	$146,228	100.0%	$114,439	100.0%	$31,789	27.8%

Commissions. Our commission revenues for the years ended December 31, 2010 and 2009, and the resulting dollar and percentage changes, were as follows:

	Year Ended December 31,
			$	%
	2010	2009	Change	Change
	($ in thousands)
Distribution fees
U.S. high-grade	$37,467	$30,831	$6,636	21.5%
Eurobond	12,693	12,526	167	1.3

Total distribution fees	50,160	43,357	6,803	15.7
Variable transaction fees
U.S. high-grade	46,329	31,726	14,603	46.0
Eurobond	5,963	7,813	(1,850)	(23.7)
Other	19,728	13,236	6,492	49.0

Total transaction fees	72,020	52,775	19,245	36.5

Total commissions	$122,180	$96,132	$26,048	27.1%

The $6.8 million increase in distribution fees for the year ended December 31, 2010 compared to the year ended December 31, 2009 was due principally to the additional U.S. broker-dealer market makers on the platform.

The following table shows the extent to which the increase in commissions for the year ended December 31, 2010 was attributable to changes in transaction volumes, variable transaction fees per million and monthly distribution fees:

	Change from Year Ended December 31, 2009
	U.S.
	High-Grade	Eurobond	Other	Total
		(In thousands)
Volume increase (decrease)	$11,865	$(898)	$8,759	$19,725
Variable transaction fee per million increase (decrease)	2,738	(952)	(2,267)	(480)
Monthly distribution fees increase	6,636	167	—	6,803

Total commissions increase (decrease)	$21,239	$(1,683)	$6,492	$26,048

Our trading volume for each of the years presented was as follows:

	Year Ended December 31,
			$	%
	2010	2009	Change	Change
Trading Volume Data (in millions)
U.S. high-grade — fixed rate	$235,698	$170,519	$65,179	38.2%
U.S. high-grade — floating rate	7,698	6,629	1,069	16.1

Total U.S. high-grade	243,396	177,148	66,248	37.4
Eurobond	50,251	56,778	(6,527)	(11.5)
Other	108,610	65,360	43,250	66.2

Total	$402,257	$299,286	$102,971	34.4%

Number of U.S. Trading Days	250	250
Number of U.K. Trading Days	253	253
For volume reporting purposes, transactions in foreign currencies are converted to U.S. dollars at average monthly rates.
The 37.4% increase in U.S. high-grade volume was principally due to an increase in the Company’s estimated market share of total U.S. high-grade corporate bond volume as reported by FINRA TRACE from 6.2% for the year ended December 31, 2009 to 8.4% for the year ended December 31, 2010. Estimated FINRA TRACE U.S. high-grade volume increased by less than 1% from $2,865 billion for the year ended December 31, 2009 to $2,886 billion for the year ended December 31, 2010. Eurobond volumes decreased by 11.5% for the year ended December 31, 2010 compared to the year ended December 31, 2009. We believe that the decline in Eurobond volumes was due, in part, to continuing sovereign debt concerns which negatively impacted market conditions. Other volume increased by 66.2% for the year ended December 31, 2010 compared to the year ended December 31, 2009, primarily due to higher agencies and emerging markets volume.
Our average variable transaction fee per million for the years ended December 31, 2010 and 2009 was as follows:

	Year Ended December 31,
	2010	2009
Average Variable Transaction Fee Per Million
U.S. high-grade — fixed rate	$196	$185
U.S. high-grade — floating rate	28	24
Total U.S. high-grade	190	179
Eurobond	119	138
Other	182	203
Total	179	176

The U.S. high-grade average variable transaction fee per million improved from $179 per million for the year ended December 31, 2009 to $190 per million for the year ended December 31, 2010, primarily due to the increased participation of new dealers on the platform that pay higher variable fees per million. Eurobond average variable transaction fee per million decreased from $138 per million for the year ended December 31, 2009 to $119 per million for the year ended December 31, 2010. In June 2010, we launched a click-to-trade protocol in the European market. In connection with the launch, the Eurobond fee plan was revised generally downward. Other average variable transaction fee per million decreased from $203 per million for the year ended December 31, 2009 to $182 per million for the year ended December 31, 2010, primarily due to a higher percentage of volume in products that carry lower fees per million, principally agency bonds.
Technology Products and Services. Technology products and services revenues increased by $3.9 million or 39.6% to $13.6 million for the year ended December 31, 2010 from $9.8 million for the year ended December 31, 2009. The increase was primarily a result of higher technology integration consulting services and license fees.
Information and User Access Fees. Information and user access fees increased by $0.4 million or 6.9% to $6.7 million for the year ended December 31, 2010 from $6.3 million for the year ended December 31, 2009.
Investment Income. Investment income was $1.2 million for the each of the years ended December 31, 2010 and December 31, 2009.
Other. Other revenues increased by $1.5 million or 139.5% to $2.5 million for the year ended December 31, 2010 from $1.1 million for the year ended December 31, 2009. The increase was primarily a result of higher initial set-up fees from broker-dealer clients and a gain on the sale of a U.S. Treasury bill investment.
Expenses
Our expenses for the years ended December 31, 2010 and 2009, and the resulting dollar and percentage changes, were as follows:

	Year Ended December 31,
	2010		2009
		% of		% of	$	%
	$	Revenues	$	Revenues	Change	Change
	($ in thousands)
Expenses
Employee compensation and benefits	$56,446	38.6%	$50,274	43.9%	$6,172	12.3%
Depreciation and amortization	6,350	4.3	6,790	5.9	(440)	(6.5)
Technology and communications	9,982	6.8	8,436	7.4	1,546	18.3
Professional and consulting fees	8,503	5.8	6,869	6.0	1,634	23.8
Occupancy	2,997	2.0	3,129	2.7	(132)	(4.2)
Marketing and advertising	3,075	2.1	2,882	2.5	193	6.7
General and administrative	7,965	5.4	6,010	5.3	1,955	32.5

Total expenses	$95,318	65.2%	$84,390	73.7%	$10,928	12.9%

Employee Compensation and Benefits. Employee compensation and benefits increased by $6.2 million or 12.3% to $56.4 million for the year ended December 31, 2010 from $50.3 million for the year ended December 31, 2009. This increase was primarily attributable to higher incentive compensation of $2.9 million resulting from improved operating performance, salaries of $1.6 million due to increased headcount, and benefits and employment taxes of $1.3 million. The total number of employees increased to 227 as of December 31, 2010 from 212 as of December 31, 2009. As a percentage of total revenues, employee compensation and benefits expense decreased to 38.6% for the year ended December 31, 2010 from 43.9% for the year ended December 31, 2009.
Depreciation and Amortization. Depreciation and amortization expense decreased by $0.4 million or 6.5% to $6.4 million for the year ended December 31, 2010 from $6.8 million for the year ended December 31, 2009. The decrease was primarily due to lower amortization of software development costs of $0.8 million. For the years ended December 31, 2010 and 2009, we capitalized $1.9 million and $1.9 million, respectively, of software development costs, and $5.2 million and $4.9 million, respectively, of equipment and leasehold improvements. The 2010 and 2009 equipment and leasehold improvement expenditures included $3.0 million and $2.2 million, respectively, associated with the move of our corporate offices to new premises in New York City in the first quarter of 2010.

Technology and Communications. Technology and communications expense increased by $1.5 million or 18.3% to $10.0 million for the year ended December 31, 2010 from $8.4 million for the year ended December 31, 2009. The increase was primarily attributable to higher expenses associated with market data of $0.8 million and data center hosting of $0.4 million.
Professional and Consulting Fees. Professional and consulting fees increased by $1.6 million or 23.8% to $8.5 million for the year ended December 31, 2010 from $6.9 million for the year ended December 31, 2009. The increase was principally due to higher technology consulting costs of $0.9 million, recruiting fees of $0.3 million, and legal expense of $0.3 million.
Occupancy. Occupancy costs decreased by $0.1 million or 4.2% to $3.0 million for the year ended December 31, 2010 from $3.1 million for the year ended December 31, 2009.
Marketing and Advertising. Marketing and advertising expense increased by $0.2 million or 6.7% to $3.1 million for the year ended December 31, 2010 from $2.9 million for the year ended December 31, 2009. The increase was principally due to higher travel and entertainment expenses related to sales activities.
General and Administrative. General and administrative expense increased by $2.0 million or 32.5% to $8.0 million for the year ended December 31, 2010 from $6.0 million for the year ended December 31, 2009. The increase was primarily due to higher charitable contributions of $0.3 million, general travel and entertainment expense of $0.3 million, board of directors expenses of $0.3 million and registration fees of $0.3 million.
Provision for Income Tax
We recorded an income tax provision of $19.5 million and $13.9 million for the years ended December 31, 2010 and 2009, respectively. The increase in the tax provision was primarily attributable to the $20.9 million increase in pre-tax income. With the exception of the payment of certain foreign and state and local taxes, the provision for income taxes was a non-cash expense since we had available net operating loss carryforwards and tax credits to offset the cash payment of taxes.
Our consolidated effective tax rate for the year ended December 31, 2010 was 38.3% compared to 46.4% for the year ended December 31, 2009. During 2009, we reduced the tax rates used for recording the deferred tax assets to reflect the tax rates anticipated to be in effect when the temporary differences are expected to reverse, resulting in a decrease in the deferred tax asset and an increase in tax expense of $1.6 million. The 2010 effective tax rate reflects the 2009 refinement in our state and local tax apportionment methodology, which resulted in a lower 2010 state income tax rate. Our consolidated effective tax rate can vary from period to period depending on, among other factors, the geographic and business mix of our earnings and changes in tax legislation and tax rates. Due to our net deferred tax asset balance, a decrease in tax rates results in a reduction in our deferred tax balance and an increase in tax expense.
As of December 31, 2010, we had net operating loss carryforwards of $29.8 million and tax credit carryforwards of $6.0 million for income tax purposes. The net deferred tax asset of $19.8 million at December 31, 2010 includes a valuation allowance of $0.2 million arising from certain tax credit and foreign and state tax loss carryforwards. This valuation allowance was deemed appropriate due to available evidence indicating that some of the deferred tax assets might not be realized in future years.
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

Commissions. Our commission revenues for the years ended December 31, 2009 and 2008, and the resulting dollar and percentage changes, were as follows:

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

The following table shows the extent to which the increase in commissions for the year ended December 31, 2009 was attributable to changes in transaction volumes, variable transaction fees per million and monthly distribution fees:

	Change from Year Ended December 31, 2008
	U.S.
	High-Grade	Eurobond	Other	Total
	(In thousands)
Volume increase	$5,134	$2,348	$1,468	$8,950
Variable transaction fee per million increase	10,332	1,462	2,933	14,727
Monthly distribution fees increase (decrease)	544	(1,617)	—	(1,073)

Total commissions increase	$16,010	$2,193	$4,401	$22,604

Our trading volume for each of the years presented was as follows:

	Year Ended December 31,
			$	%
	2009	2008	Change	Change
Trading Volume Data (in millions)
U.S. high-grade — fixed rate	$170,519	$126,569	$43,950	34.7%
U.S. high-grade — floating rate	6,629	8,068	(1,439)	(17.8)

Total U.S. high-grade	177,148	134,636	42,512	31.6
Eurobond	56,778	35,788	20,990	58.7
Other	65,360	56,047	9,313	16.6

Total	$299,286	$226,471	$72,815	32.2%

Number of U.S. Trading Days	250	251
Number of U.K. Trading Days	253	254
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

Our average variable transaction fee per million for the years ended December 31, 2009 and 2008 was as follows:

	Year Ended December 31,
	2009	2008
Average Variable Transaction Fee Per Million
U.S. high-grade — fixed rate	$185	$127
U.S. high-grade — floating rate	24	27
Total U.S. high-grade	179	121
Eurobond	138	112
Other	203	158
Total	176	128
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
Technology Products and Services. Technology products and services revenues increased by $1.2 million or 14.3% to $9.8 million for the year ended December 31, 2009 from $8.6 million for the year ended December 31, 2008. The increase was primarily a result of higher technology integration consulting services revenues.
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

Employee Compensation and Benefits. Employee compensation and benefits increased by $6.5 million or 14.8% to $50.3 million for the year ended December 31, 2009 from $43.8 million for the year ended December 31, 2008. This increase was primarily attributable to higher incentive compensation of $4.9 million resulting from improved operating performance and stock-based compensation expense of $1.3 million. The total number of employees increased to 212 as of December 31, 2009 from 185 as of December 31, 2008. As a percentage of total revenues, employee compensation and benefits expense decreased to 43.9% for the year ended December 31, 2009 from 47.1% for the year ended December 31, 2008.
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
The following table sets forth certain consolidated quarterly income statement data for the eight quarters ended December 31, 2010. In our opinion, this unaudited information has been prepared on a basis consistent with our annual financial statements and includes all adjustments (consisting only of normal recurring adjustments) necessary for a fair statement of the unaudited quarterly data. This information should be read in conjunction with our Consolidated Financial Statements and related Notes included in this Annual Report on Form 10-K. The results of operations for any quarter are not necessarily indicative of results that we may achieve for any subsequent periods.

	Three Months Ended
	Mar 31,	Jun 30,	Sep 30,	Dec 31,	Mar 31,	Jun 30,	Sep 30,	Dec 31,
	2009	2009	2009	2009	2010	2010	2010	2010
	(In thousands)
Revenues
Commissions
U.S. high-grade (1)	$13,515	$13,808	$16,306	$18,928	$19,776	$20,249	$21,537	$22,234
Eurobond (2)	4,142	4,712	5,497	5,988	5,492	4,669	4,075	4,420
Other (3)	2,789	3,310	3,486	3,651	4,039	4,542	5,540	5,607

Total commissions	20,446	21,830	25,289	28,567	29,307	29,460	31,152	32,261
Technology products and services (4)	2,023	2,096	2,601	3,058	3,164	3,251	3,455	3,778
Information and user access fees (5)	1,655	1,504	1,519	1,574	1,634	1,722	1,603	1,722
Interest income (6)	332	234	314	342	291	315	301	285
Other (7)	176	175	286	418	488	578	902	559

Total revenues	24,632	25,839	30,009	33,959	34,884	35,326	37,413	38,605

Expenses
Employee compensation and benefits	11,442	11,917	13,127	13,788	13,933	14,189	14,326	13,998
Depreciation and amortization	1,791	1,679	1,654	1,666	1,616	1,622	1,560	1,552
Technology and communications	2,242	2,120	2,029	2,045	2,417	2,353	2,543	2,669
Professional and consulting fees	1,879	1,613	1,645	1,732	2,138	1,990	2,241	2,134
Occupancy	676	693	706	1,054	938	707	706	646
Marketing and advertising	645	708	651	878	628	759	679	1,009
General and administrative	1,226	1,373	1,654	1,757	2,129	1,850	1,834	2,152

Total expenses	19,901	20,103	21,466	22,920	23,799	23,470	23,889	24,160

Income before income taxes	4,731	5,736	8,543	11,039	11,085	11,856	13,524	14,445
Provision for income taxes	1,892	2,549	3,903	5,603	4,384	4,687	4,913	5,498

Net income	$2,839	$3,187	$4,640	$5,436	$6,701	$7,169	$8,611	$8,947

(1)	Of these amounts, $1,985, $2,039, $2,276, $2,457, $798, $853, $889, and $852, respectively, were from related parties.

(2)	Of these amounts, $783, $933, $1,049, $1,052, $373, $321, $278 and $262, respectively, were from related parties.

(3)	Of these amounts, $302, $378, $363, $486, $187, $207, $201 and $320, respectively, were from related parties.

(4)	Of these amounts, $9, $10, $9, $7, $7, $5, $6 and $0, respectively, were from related parties.

(5)	Of these amounts, $61, $64, $60, $58, $31, $22, $32 and $48, respectively, were from related parties.

(6)	Of these amounts, $90, $58, $36, $30, $23, $33, $33 and $24, respectively, were from related parties.

(7)	Of these amounts, $42, $38, $37, $35, $16, $15, $16 and $16, respectively, were from related parties.

The following tables set forth trading volume and average variable transaction fee per million traded for the eight quarters ended December 31, 2010.

	Three Months Ended
	Mar 31,	Jun 30,	Sep 30,	Dec 31,	Mar 31,	Jun 30,	Sep 30,	Dec 31,
	2009	2009	2009	2009	2010	2010	2010	2010
	(In millions)
Trading Volume Data
U.S. high-grade	$36,839	$37,910	$47,019	$55,381	$61,511	$58,170	$60,387	$63,328
Eurobond	9,092	13,169	16,580	17,936	16,019	12,739	10,712	10,780
Other	14,140	15,742	16,795	18,683	21,672	27,372	29,351	30,215

Total	$60,071	$66,821	$80,394	$92,000	$99,202	$98,281	$100,450	$104,323

	Three Months Ended
	Mar 31,	Jun 30,	Sep 30,	Dec 31,	Mar 31,	Jun 30,	Sep 30,	Dec 31,
	2009	2009	2009	2009	2010	2010	2010	2010
Variable Transaction Fee Per Million
U.S. high-grade	$175	$163	$186	$187	$175	$189	$205	$192
Eurobond	$128	$131	$145	$140	$139	$130	$93	$101
Other	$197	$210	$208	$195	$186	$166	$189	$186
Total	$173	$168	$182	$180	$172	$175	$188	$181

Number of U.S. trading days	61	63	64	62	61	63	64	62
Number of U.K. trading days	63	61	65	64	63	61	65	64
Liquidity and Capital Resources
During the past three years, we have met our funding requirements through cash on hand, internally generated funds and the issuance of Series B Preferred Stock. Cash and cash equivalents and securities available-for-sale totaled $197.5 million at December 31, 2010. Other than a capital lease obligation amounting to $0.9 million as of December 31, 2010, we have no long-term or short-term debt and do not maintain bank lines of credit.
Our cash flows were as follows:

	Year Ended December 31,
	2010	2009	2008
	(In thousands)
Net cash provided by operating activities	$64,146	$43,327	$27,634
Net cash (used in) investing activities	(7,720)	(44,165)	(22,499)
Net cash (used in) provided by financing activities	(33,849)	(2,646)	30,311
Effect of exchange rate changes on cash and cash equivalents	(924)	(498)	(834)

Net increase (decrease) for the period	$21,653	$(3,981)	$34,612

We define free cash flow as cash flow from operating activities less expenditures for furniture, equipment and leasehold improvements and capitalized software development costs. For the years ended December 31, 2010, 2009 and 2008, free cash flow was $57.0 million, $36.5 million and $23.6 million, respectively. Free cash flow is a non-GAAP financial measure. The Company believes that this non-GAAP financial measure, when taken into consideration with the corresponding GAAP financial measures, is important in gaining an understanding of the Company’s financial strength and cash flow generation.

Cash Flows for the Year Ended December 31, 2010 Compared to Year Ended December 31, 2009
Net cash provided by operating activities was $64.1 million for the year ended December 31, 2010 compared to $43.3 million for the year ended December 31, 2009. The $20.8 million increase in net cash provided by operating activities was primarily due to an increase in net income of $15.3 million, higher non-cash deferred income taxes of $3.5 million and a decrease in cash used for working capital of $2.3 million.
Net cash used in investing activities was $7.7 million for the year ended December 31, 2010 compared to $44.2 million for the year ended December 31, 2009. The $36.4 million reduction in net cash used in investing activities was principally due to a decrease in net purchases of securities available-for-sale of $34.7 million and a decrease in cash paid for business acquisitions of $1.4 million. During the year ended December 31, 2009, we made a $1.4 million earn-out payment related to the 2008 acquisition of Greenline. Net purchases of securities available-for-sale were $0.6 million for the year ended December 31, 2010 compared to $35.3 million for the year ended December 31, 2009. Capital expenditures were $7.1 million and $6.8 million for the year ended December 31, 2010 and 2009, respectively. Leasehold improvements and equipment expenditures in 2010 and 2009 included $3.0 million and $2.2 million, respectively, associated with the move of our corporate offices to new premises in New York City in the first half of 2010.
Net cash used in financing activities was $33.8 million for the year ended December 31, 2010 compared to $2.6 million for the year ended December 31, 2009. The $31.2 million increase in net cash used in financing activities was principally due to the purchase of 1.9 million shares of our common stock at a cost of $30.0 million under a share repurchase program and an increase in cash dividends paid on common stock and Series B preferred stock of $8.0 million, offset by an increase in net proceeds on the exercise of stock options of $4.5 million and excess tax benefits on stock-based compensation of $1.9 million.
Cash Flows for the Year Ended December 31, 2009 Compared to Year Ended December 31, 2008
Net cash provided by operating activities was $43.3 million for the year ended December 31, 2009 compared to $27.6 million for the year ended December 31, 2008. The $15.7 million increase in net cash provided by operating activities was primarily due to an increase in net income of $8.2 million and higher non-cash deferred income taxes of $7.4 million.
Net cash used in investing activities was $44.2 million for the year ended December 31, 2009 compared to $22.5 million for the year ended December 31, 2008. The $21.7 million increase in net cash used in investing activities was principally due to an increase in net purchases of securities available-for-sale of $51.7 million, offset by a decrease in cash paid for business acquisitions. Net purchases of securities available-for-sale were $35.3 million for the year ended December 31, 2009 compared to net proceeds from the sale of securities available-for-sale of $16.3 million for the year ended December 31, 2008. During the year ended December 31, 2008, we paid $34.9 million for the cash portion of the acquisition of Greenline and we made a $1.4 million earn-out payment during the year ended December 31, 2009. Capital expenditures were $6.8 million and $4.0 million for the years ended December 31, 2009 and 2008, respectively. Leasehold improvements and equipment expenditures in 2009 included $2.2 million associated with the move of our corporate offices to new premises in New York City in the first half of 2010.
Net cash used in financing activities was $2.6 million for the year ended December 31, 2009 compared to cash provided by financing activities of $30.3 million for the year ended December 31, 2008. Cash dividends paid in 2009 on common stock and Series B preferred stock was $2.7 million. During the year ended December 31, 2008, the issuance of the Series B Preferred Stock and common stock purchase warrants resulting in net cash proceeds of $33.5 million was offset by $2.8 million expended under a share repurchase program.
Past trends of cash flows are not necessarily indicative of future cash flow levels. A decrease in cash flows may have a material adverse effect on our liquidity, business and financial condition.
Other Factors Influencing Liquidity and Capital Resources
We are dependent on our broker-dealer clients who are not restricted from buying and selling fixed-income securities with institutional investors, either directly or through their own proprietary or third-party platforms. None of our broker-dealer clients is contractually or otherwise obligated to continue to use our electronic trading platform. The loss of, or a significant reduction in the use of our electronic platform by, our broker-dealer clients could reduce our cash flows, affect our liquidity and have a material adverse effect on our business, financial condition and results of operations.

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
We have three regulated subsidiaries, MarketAxess Corporation, MarketAxess Europe Limited and MarketAxess Canada Ltd. MarketAxess Corporation is a registered broker-dealer in the U.S., MarketAxess Europe Limited is a registered multilateral trading facility dealer in the U.K. and MarketAxess Canada Ltd. is a registered Alternative Trading System dealer in the Province of Ontario. As such, they are subject to minimum regulatory capital requirements imposed by their respective market regulators that are intended to ensure general financial soundness and liquidity based on certain minimum capital requirements. The relevant regulations prohibit a registrant from repaying borrowings from its parent or affiliates, paying cash dividends, making loans to its parent or affiliates or otherwise entering into transactions that result in a significant reduction in its regulatory net capital position without prior notification to or approval from its principal regulator. The capital structures of our subsidiaries are designed to provide each with capital and liquidity consistent with its business and regulatory requirements. Subject to rulemaking pursuant to the Dodd-Frank Act, we currently expect to establish and operate a swap execution facility and/or a security-based swap execution facility and we will be required to maintain an additional amount of minimum net capital in connection with such facilities. The following table sets forth the capital requirements, as defined, that the Company’s subsidiaries were required to maintain as of December 31, 2010:

	MarketAxess	MarketAxess	MarketAxess
	Corporation	Europe Limited	Canada Limited
	(In thousands)
Net capital	$48,036	$24,409	$443
Minimum net capital required	1,971	3,732	276

Excess net capital	$46,065	$20,677	$167

We execute certain bond transactions between and among institutional investor and broker-dealer clients on a riskless principal basis by serving as counterparty to both the buyer and the seller in matching back-to-back trades, which are then settled through a third-party clearing organization. We act as intermediary on a riskless principal basis in these bond transactions by serving as counterparty to the two clients involved. Settlement typically occurs within one to three trading days after the trade date. Cash settlement of the transaction occurs upon receipt or delivery of the underlying instrument that was traded. Under securities clearing agreements with the independent third party, we maintain collateral deposits with the clearing broker in the form of cash or U.S. government securities. As of December 31, 2010, the collateral deposits included in securities and cash provided as collateral in the Consolidated Statements of Financial Condition was $0.9 million. We are exposed to credit risk in the event a counterparty does not fulfill its obligation to complete a transaction. Pursuant to the terms of the securities clearing agreements between us and the independent clearing broker, the clearing broker has the right to charge us for losses resulting from a counterparty’s failure to fulfill its contractual obligations. The losses are not capped at a maximum amount and apply to all trades executed through the clearing broker. At December 31, 2010, we had not recorded any liabilities with regard to this right.
In the ordinary course of business, we enter into contracts that contain a variety of representations, warranties and general indemnifications. Our maximum exposure from any claims under these arrangements is unknown, as this would involve claims that have not yet occurred. However, based on past experience, we expect the risk of loss to be remote.
Prior to 2009, we retained all earnings for investment in our business. In October 2009, our Board of Directors approved a regular quarterly dividend. The first quarterly cash dividend of $0.07 per share was paid to our stockholders in November 2009 and regular quarterly cash dividends have been paid thereafter. In January 2011, our Board of Directors approved an increase in the quarterly cash dividend to $0.09 per share payable on March 2, 2011 to stockholders of record as of the close of business on February 16, 2011. We expect the total amount payable to be approximately $3.4 million. We expect to continue paying regular cash dividends, although there is no assurance as to such dividends. Any future declaration and payment of dividends will be at the sole discretion of our Board of Directors.

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
Contractual Obligations and Commitments
As of December 31, 2010, we had the following contractual obligations and commitments:

	Payments due by period
		Less than			More than
	Total	1 year	1 - 3 years	3 - 5 years	5 years
	(In thousands)
Operating leases	$21,394	$1,843	$3,595	$3,770	$12,186
Capital leases	1,036	336	658	42	—
Foreign currency forward contract	29,454	29,454	—	—	—

	$51,884	$31,633	$4,253	$3,812	$12,186

We enter into foreign currency forward contracts with a noncontrolling stockholder broker-dealer client to hedge the exposure to variability in foreign currency cash flows resulting from the net investment in our U.K. subsidiary. As of December 31, 2010, the notional value of the foreign currency forward contract outstanding was $29.1 million and the gross and net fair value liability was $0.3 million.
As of December 31, 2010, we had unrecognized tax benefits of $3.3 million. Due to the nature of the underlying positions, it is not currently possible to schedule the future payment obligations by period.
In January 2011, our board of directors approved a quarterly dividend to be paid to the holders of the outstanding shares of capital stock. A cash dividend of $0.09 per share of voting and non-voting common stock outstanding will be payable on March 2, 2011 to stockholders of record as of the close of business on February 16, 2011. We expect the total amount payable to be approximately $3.4 million.
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
As of December 31, 2010, we had a $72.6 million investment in securities available-for-sale. Adverse movements, such as a 10% decrease in the value of these securities or a downturn or disruption in the markets for these securities, could result in a substantial loss. In addition, principal gains and losses resulting from these securities could on occasion have a disproportionate effect, positive or negative, on our financial condition and results of operations for any particular reporting period.
See also Item 1A. Risk Factors, “Risks Related to Our Industry — Economic, political and market factors beyond our control could reduce demand for our services and harm our business, and our profitability could suffer.”

Interest Rate Risk
Interest rate risk represents our exposure to interest rate changes with respect to the money market instruments, U.S. Treasury obligations and short-term fixed-income securities in which we invest. As of December 31, 2010, our cash and cash equivalents and securities available-for-sale amounted to $197.5 million and were primarily invested in money market instruments, U.S. government obligations and municipal securities. We do not maintain an inventory of bonds that are traded on our platform.
Derivative Risk
Our limited derivative risk stems from our activities in the foreign currency forward contract market. We use this market to mitigate our U.S. dollar versus Pound Sterling exposure that arises from the activities of our U.K. subsidiary. As of December 31, 2010, the notional value of our foreign currency forward contract was $29.1 million. We do not speculate in any derivative instruments.
Credit Risk
We act as a riskless principal through MarketAxess Corporation and MarketAxess Europe Limited in certain transactions that we execute between clients. We act as an intermediary in these transactions by serving as counterparty to both the buyer and the seller in matching back-to-back bond trades, which are then settled through a third-party clearing organization. Settlement typically occurs within one to three trading days after the trade date. Cash settlement of the transaction occurs upon receipt or delivery of the underlying instrument that was traded.
We are exposed to credit risk in our role as trading counterparty to our clients. We are exposed to the risk that third parties that owe us money, securities or other assets will not perform their obligations. These parties may default on their obligations to us due to bankruptcy, lack of liquidity, operational failure or other reasons. Adverse movements in the prices of securities that are the subject of these transactions can increase our risk. Where the unmatched position or failure to deliver is prolonged, there may also be regulatory capital charges required to be taken by us. There can be no assurance that the policies and procedures we use to manage this credit risk will effectively mitigate our credit risk exposure.

Item 8.	Financial Statements and Supplementary Data.
MARKETAXESS HOLDINGS INC.
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Management’s Report on Internal Control Over Financial Reporting	64

Audited Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm	65

Consolidated Statements of Financial Condition — As of December 31, 2010 and 2009	66

Consolidated Statements of Operations — For the years ended December 31, 2010, 2009 and 2008	67

Consolidated Statements of Changes in Stockholders’ Equity and Accumulated Other Comprehensive Loss — For the years ended December 31, 2010, 2009 and 2008	68

Consolidated Statements of Cash Flows — For the years ended December 31, 2010, 2009 and 2008	69

Notes to Consolidated Financial Statements	70
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
Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework.
Based on our assessment and those criteria, management concluded that the Company maintained effective internal control over financial reporting as of December 31, 2010.
The effectiveness of our internal control over financial reporting as of December 31, 2010 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of MarketAxess Holdings Inc.:
In our opinion, the consolidated financial statements listed in the accompanying index on page 63 present fairly, in all material respects, the financial position of MarketAxess Holdings Inc. and its subsidiaries at December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2010 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Management’s Report on Internal Control over Financial Reporting.” Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
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

/s/ PRICEWATERHOUSECOOPERS LLP PRICEWATERHOUSECOOPERS LLP
New York, New York
February 24, 2011

MARKETAXESS HOLDINGS INC.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	As of December 31
	2010	2009
	(In thousands, except share
	and per share amounts)
ASSETS
Cash and cash equivalents	$124,994	$103,341
Securities available-for-sale	72,552	70,997
Securities and cash provided as collateral	4,939	4,971
Accounts receivable, including receivables from related parties of $829 and $3,431, respectively, net of allowance of $427 and $859 as of December 31, 2010 and 2009, respectively	25,682	23,150
Furniture, equipment and leasehold improvements, net of accumulated depreciation and amortization	9,448	6,856
Software development costs, net of accumulated amortization	3,097	3,420
Goodwill and intangible assets, net of accumulated amortization	36,012	37,530
Prepaid expenses and other assets	2,984	3,041
Deferred tax assets, net	19,813	23,980

Total assets	$299,521	$277,286

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Accrued employee compensation	$17,791	$15,157
Deferred revenue	4,571	4,262
Accounts payable, accrued expenses, and other liabilities, including payables to related parties of $66 and $29 as of December 31, 2010 and 2009, respectively	12,368	11,050

Total liabilities	34,730	30,469

Commitments and Contingencies (Note 14)

Series B Preferred Stock, $0.001 par value, 35,000 shares authorized, issued and outstanding as of December 31, 2010 and 2009, liquidation preference of $1,000 per share	30,315	30,315

Stockholders’ equity
Preferred stock, $0.001 par value, 4,855,000 shares authorized, no shares issued and outstanding as of December 31, 2010 and 2009	—	—
Series A Preferred Stock, $0.001 par value, 110,000 shares authorized, no shares issued and outstanding as of December 31, 2010 and 2009	—	—
Common stock voting, $0.003 par value, 110,000,000 shares authorized, 35,945,001 shares and 34,654,957 shares issued and 31,141,261 shares and 31,790,837 shares outstanding as of December 31, 2010 and 2009, respectively	108	104
Common stock non-voting, $0.003 par value, 10,000,000 shares authorized, 2,585,654 shares issued and outstanding as of December 31, 2010 and 2009	9	9
Additional paid-in capital	340,615	313,896
Receivable for common stock subscribed	—	(713)
Treasury stock — Common stock voting, at cost, 4,803,740 shares and 2,864,120 shares as of December 31, 2010 and 2009, respectively	(70,000)	(40,000)
Accumulated deficit	(34,605)	(55,403)
Accumulated other comprehensive loss	(1,651)	(1,391)

Total stockholders’ equity	234,476	216,502

Total liabilities and stockholders’ equity	$299,521	$277,286

The accompanying notes are an integral part of these consolidated financial statements.

MARKETAXESS HOLDINGS INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2010	2009	2008
	(In thousands, except share and per share amounts)

Revenues
Commissions
U.S. high-grade	$83,796	$62,557	$46,547
Eurobond	18,656	20,339	18,146
Other	19,728	13,236	8,835

Total commissions	122,180	96,132	73,528
Technology products and services	13,648	9,778	8,555
Information and user access fees	6,681	6,252	6,025
Investment income	1,192	1,222	3,478
Other	2,527	1,055	1,499

Total revenues	146,228	114,439	93,085

Expenses
Employee compensation and benefits	56,446	50,274	43,810
Depreciation and amortization	6,350	6,790	7,879
Technology and communications	9,982	8,436	8,311
Professional and consulting fees	8,503	6,869	8,171
Occupancy	2,997	3,129	2,891
Marketing and advertising	3,075	2,882	3,032
General and administrative	7,965	6,010	6,157

Total expenses	95,318	84,390	80,251

Income before income taxes	50,910	30,049	12,834
Provision for income taxes	19,482	13,947	4,935

Net income	$31,428	$16,102	$7,899

Net income per common share
Basic	$0.86	$0.44	$0.23
Diluted	$0.80	$0.42	$0.22

Cash dividends declared per common share	$0.28	$0.07	$—

Weighted average shares outstanding
Basic	33,159,177	33,263,828	32,830,923
Diluted	39,051,186	38,081,980	35,737,379
The accompanying notes are an integral part of these consolidated financial statements.

MARKETAXESS HOLDINGS INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY AND ACCUMULATED OTHER COMPREHENSIVE LOSS

					Treasury
		Common		Receivable	Stock -		Accumulated
	Common	Stock	Additional	for Common	Common		Other	Total
	Stock	Non -	Paid-In	Stock	Stock	Accumulated	Comprehen-	Stockholders’
	Voting	Voting	Capital	Subscribed	Voting	Deficit	sive Loss	Equity
	(In thousands)
Balance at December 31, 2007	$99	$9	$289,988	$(834)	$(37,227)	$(76,754)	$(884)	$174,397
Comprehensive income:
Net income	—	—	—	—	—	7,899	—	7,899
Cumulative translation adjustment and foreign currency exchange hedge, net of tax	—	—	—	—	—	—	(410)	(410)
Unrealized net loss on securities available-for-sale, net of tax	—	—	—	—	—	—	(26)	(26)

Total comprehensive income								7,463
Stock-based compensation	—	—	7,061	—	—	—	—	7,061
Issuance of common stock related to the acquisition of Greenline Financial Technologies, Inc.	2	—	5,773	—	—	—	—	5,775
Exercise of stock options and grants of restricted stock, net of withholding tax on stock vesting	1	—	(318)	—	—	—	—	(317)
Decrement in windfall from stock-based compensation	—	—	(191)	—	—	—	—	(191)
Issuance of common stock purchase warrant	—	—	3,195	—	—	—	—	3,195
Repayment of promissory notes and adjustment of prior year principal and interest balances	—	—	—	(117)	—	—	—	(117)
Purchase of treasury stock	—	—	—	—	(2,773)	—	—	(2,773)

Balance at December 31, 2008	102	9	305,508	(951)	(40,000)	(68,855)	(1,320)	194,493

Comprehensive income:
Net income	—	—	—	—	—	16,102	—	16,102
Cumulative translation adjustment and foreign currency exchange hedge, net of tax	—	—	—	—	—	—	(331)	(331)
Unrealized net gain on securities available-for-sale, net of tax	—	—	—	—	—	—	260	260

Total comprehensive income								16,031
Stock-based compensation	—	—	8,414	—	—	—	—	8,414
Exercise of stock options and grants of restricted stock, net of withholding tax on stock vesting	2	—	240	—	—	—	—	242
Decrement in windfall from stock-based compensation	—	—	(266)	—	—	—	—	(266)
Repayment of promissory notes	—	—	—	238	—	—	—	238
Cash dividend on common stock and Series B Preferred Stock	—	—	—	—	—	(2,650)	—	(2,650)

Balance at December 31, 2009	104	9	313,896	(713)	(40,000)	(55,403)	(1,391)	216,502

Comprehensive income:
Net income	—	—	—	—	—	31,428	—	31,428
Cumulative translation adjustment and foreign currency exchange hedge, net of tax	—	—	—	—	—	—	(564)	(564)
Unrealized net gain on securities available-for-sale, net of tax	—	—	—	—	—	—	304	304

Total comprehensive income								31,168
Stock-based compensation	—	—	8,969	—	—	—	—	8,969
Exercise of stock options and grants of restricted stock, net of surrender on stock option exercises and withholding tax on stock vesting	4	—	4,702	—	—	—	—	4,706
Tax benefit from the exercise of warrants in prior years	—	—	11,429	—	—	—	—	11,429
Excess tax benefits from stock-based compensation	—	—	1,619	—	—	—	—	1,619
Repayment of promissory notes	—	—	—	713	—	—	—	713
Purchase of treasury stock	—	—	—	—	(30,000)	—	—	(30,000)
Cash dividend on common stock and Series B Preferred Stock	—	—	—	—	—	(10,630)	—	(10,630)

Balance at December 31, 2010	$108	$9	$340,615	$—	$(70,000)	$(34,605)	$(1,651)	$234,476

The accompanying notes are an integral part of these consolidated financial statements.

MARKETAXESS HOLDINGS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2010	2009	2008
	(In thousands)
Cash flows from operating activities
Net income	$31,428	$16,102	$7,899
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,350	6,790	7,879
Stock-based compensation expense	8,969	8,414	7,061
Deferred taxes	15,767	12,255	4,819
Provision for bad debts	602	652	1,260
Gain on sale of securities	(411)	—	—
Changes in operating assets and liabilities, net of business acquired:
(Increase) decrease in accounts receivable	(3,134)	(10,519)	5,785
Decrease (increase) in prepaid expenses and other assets	57	136	(221)
Increase (decrease) in accrued employee compensation	2,634	4,718	(4,228)
Increase in deferred revenue	309	1,959	618
Increase (decrease) in accounts payable, accrued expenses and other liabilities	1,575	2,820	(3,238)

Net cash provided by operating activities	64,146	43,327	27,634

Cash flows from investing activities
Acquisition of business, net of cash acquired (Note 7)	—	(1,368)	(34,918)
Securities available-for-sale:
Proceeds from maturities and sales	65,365	22,062	46,281
Purchases	(66,008)	(57,406)	(29,959)
Securities and cash provided as collateral	32	(655)	139
Purchases of furniture, equipment and leasehold improvements	(5,205)	(4,909)	(1,677)
Capitalization of software development costs	(1,904)	(1,889)	(2,365)

Net cash (used in) investing activities	(7,720)	(44,165)	(22,499)

Cash flows from financing activities
Issuance of Series B Preferred Stock and common stock purchase warrants	—	—	33,510
Cash dividend on common stock and Series B Preferred Stock	(10,630)	(2,650)	—
Proceeds from exercise of stock options and grants of restricted stock, net of surrenders on stock option exercises and withholding tax on stock vesting	4,706	242	(317)
Excess tax benefits (decrements) from stock-based compensation	1,619	(266)	(191)
Purchase of treasury stock — common stock voting	(30,000)	—	(2,773)
Other	456	28	82

Net cash (used in) provided by financing activities	(33,849)	(2,646)	30,311

Effect of exchange rate changes on cash and cash equivalents	(924)	(498)	(834)

Cash and cash equivalents
Net increase (decrease) for the period	21,653	(3,982)	34,612
Beginning of period	103,341	107,323	72,711

End of period	$124,994	$103,341	$107,323

Supplemental cash flow information:
Cash paid during the year
Cash paid for income taxes	$2,228	$837	$452
Non-cash activity
Issuance of common stock in connection with business acquisition	$—	$—	$5,775
Capital lease obligation	$—	$723	$677
The accompanying notes are an integral part of these consolidated financial statements.

MARKETAXESS HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. Organization and Principal Business Activity
MarketAxess Holdings Inc. (the “Company”) was incorporated in the State of Delaware on April 11, 2000. Through its subsidiaries, the Company operates an electronic trading platform for corporate bonds and other types of fixed-income instruments through which the Company’s institutional investor clients can access the liquidity provided by its broker-dealer clients. The Company’s multi-dealer trading platform allows its institutional investor clients to simultaneously request competitive, executable bids or offers from multiple broker-dealers, and to execute trades with the broker-dealer of their choice. The Company offers its clients the ability to trade U.S. high-grade corporate bonds, European high-grade corporate bonds, credit default swaps, agencies, high yield and emerging markets bonds and asset-backed and preferred securities. The Company also executes certain bond transactions between and among institutional investor and broker-dealer clients on a riskless principal basis by serving as counterparty to both the buyer and the seller in matching back-to-back trades, which then settle through a third-party clearing organization. Through its Corporate BondTicker™ service, the Company provides fixed-income market data, analytics and compliance tools that help its clients make trading decisions. In addition, the Company provides FIX (Financial Information eXchange) message management tools, connectivity solutions and ancillary technology services that facilitate the electronic communication of order information between trading counterparties.
The Company had one stockholder broker-dealer client for 2010, JPMorgan. For 2009 and 2008, JP Morgan, BNP Paribas and Credit Suisse were considered to be Stockholder Broker-Dealer Clients. These broker-dealer clients constitute related parties of the Company (together, the “Stockholder Broker-Dealer Clients”). See Note 10, “Related Parties.”
2. Significant Accounting Policies
Basis of Presentation
The consolidated financial statements include the accounts of the Company and its subsidiaries. All intercompany transactions and balances have been eliminated.
Cash and Cash Equivalents
Cash and cash equivalents include cash maintained at major U.S. and U.K. banks and in money market funds. The Company defines cash equivalents as short-term interest-bearing investments with maturities at the time of purchase of three months or less. Given this concentration, the Company is exposed to certain credit risk.
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
The Company assesses whether an other-than-temporary impairment loss on the investments has occurred due to declines in fair value or other market conditions. The portion of an other-than-temporary impairment related to credit loss is recorded as a charge in the Consolidated Statements of Operations. The remainder is recognized in other comprehensive loss if the Company does not intend to sell the security and it is more likely than not that the Company will not be required to sell the security prior to recovery. No charges for other-than-temporary losses were recorded during 2010, 2009 or 2008.
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

MARKETAXESS HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Securities and Cash Provided as Collateral
Securities provided as collateral consist of U.S. government obligations and cash. Collectively, these amounts are used as collateral for standby letters of credit, electronic bank settlements, foreign currency forward contracts to hedge the Company’s net investments in a foreign subsidiary and broker-dealer clearance accounts.
Allowance for Doubtful Accounts
All accounts receivable have contractual maturities of less than one year and are derived from trading-related fees and commissions and revenues from products and services. The Company continually monitors collections and payments from its clients and maintains an allowance for doubtful accounts. The allowance for doubtful accounts is based upon the historical collection experience and specific collection issues that have been identified. Additions to the allowance for doubtful accounts are charged to bad debt expense, which is included in general and administrative expense in the Company’s Consolidated Statements of Operations.
The allowance for doubtful accounts was $0.4 million, $0.9 million and $1.0 million as of December 31, 2010, 2009 and 2008, respectively. The provision for bad debts was $0.6 million, $0.7 million and $1.3 million for the years ended December 31, 2010, 2009 and 2008, respectively. Write-offs and other charges against the allowance for doubtful accounts were $0.7 million, $0.6 million and $0.9 million for the years ended December 31, 2010, 2009 and 2008, respectively.
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
The Company enters into foreign currency forward contracts to hedge its net investment in its U.K. subsidiary. Gains and losses on these transactions are included in accumulated other comprehensive loss on the Consolidated Statements of Financial Condition.
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
Revenues from contracts for technology integration consulting services are recognized on the percentage-of-completion method. Percentage-of-completion accounting involves calculating the percentage of services provided during the reporting period compared to the total estimated services to be provided over the duration of the contract. If estimates indicate that a contract loss will occur, a loss provision is recorded in the period in which the loss first becomes probable and reasonably estimable. Contract losses are determined to be the amount by which the estimated direct and indirect costs of the contract exceed the estimated total revenues that will be generated by the contract. There were no contract loss provisions recorded as of December 31, 2010 and 2009. Revenues recognized in excess of billings are recorded as unbilled services. Billings in excess of revenues recognized are recorded as deferred revenues until revenue recognition criteria are met.
Initial set-up fees. The Company enters into agreements with its broker-dealer clients pursuant to which the Company provides access to its platform through a non-exclusive and non-transferable license. Broker-dealer clients may pay an initial set-up fee, which is typically due and payable upon execution of the broker-dealer agreement. The initial set-up fee, if any, varies by agreement. Revenue is recognized over the initial term of the agreement, which is generally two years.
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

MARKETAXESS HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Business Combinations, Goodwill and Intangible Assets
Business acquisitions are accounted for under the purchase method of accounting. The total cost of an acquisition is allocated to the underlying net assets based on their respective estimated fair values. The excess of the purchase price over the estimated fair values of the net assets acquired is recorded as goodwill. Determining the fair value of certain assets acquired and liabilities assumed is judgmental in nature and often involves the use of significant estimates and assumptions, including assumptions with respect to future cash flows, discount rates, growth rates and asset lives.
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
Earnings Per Share
Earnings per share (“EPS”) is calculated using the two-class method. Basic EPS is computed by dividing the net income attributable to common stock by the weighted-average number of shares of common stock outstanding for the period, including consideration of the two-class method to the extent that participating securities were outstanding during the period. Under the two-class method, undistributed net income is allocated to common stock and participating securities based on their respective right to share in dividends. The Series B Preferred Stock is convertible into shares of common stock and also includes a right whereby, upon the declaration or payment of a dividend or distribution on the common stock, a dividend or distribution must also be declared or paid on the Series B Preferred Stock based on the number of shares of common stock into which such securities were convertible at the time. Due to these rights, the Series B Preferred Stock is considered a participating security requiring the use of the two-class method for the computation of basic EPS. On January 24, 2011, all of the shares of the Series B Preferred Stock were mandatorily and automatically converted into 3,499,999 shares of common stock.
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

MARKETAXESS HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
3. Net Capital Requirements and Customer Protection Requirements
MarketAxess Corporation, a U.S. subsidiary, is a registered broker-dealer with the Securities and Exchange Commission (“SEC”) and is a member of the Financial Industry Regulatory Authority (“FINRA”). MarketAxess Corporation claims exemption from SEC Rule 15c3-3, as it does not hold customer securities or funds on account, as defined. Pursuant to the Uniform Net Capital Rule under the Securities Exchange Act of 1934, MarketAxess Corporation is required to maintain minimum net capital, as defined, equal to the greater of $100,000 or 6 2/3% of aggregate indebtedness. MarketAxess Europe Limited, a U.K. subsidiary, is registered as a Multilateral Trading Facility dealer with the Financial Services Authority (“FSA”) in the U.K. MarketAxess Canada Limited, a Canadian subsidiary, is registered as an Alternative Trading System dealer under the Securities Act of Ontario and is a member of the Investment Industry Regulatory Organization of Canada. MarketAxess Europe Limited and MarketAxess Canada Limited are subject to certain financial resource requirements of the FSA and the Ontario Securities Commission, respectively. The following table sets forth the capital requirements, as defined, that the Company’s subsidiaries were required to maintain as of December 31, 2010:

	MarketAxess	MarketAxess	MarketAxess
	Corporation	Europe Limited	Canada Limited
	(In thousands)
Net capital	$48,036	$24,409	$443
Minimum net capital required	1,971	3,732	276

Excess net capital	$46,065	$20,677	$167

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

	Level 1	Level 2	Level 3	Total
	(In thousands)
As of December 31, 2010
Securities available-for-sale
U.S. government obligations	$—	$41,351	$—	$41,351
Municipal securities	—	29,145	—	29,145
Corporate bonds	—	2,056	—	2,056
Foreign currency forward contract	—	(337)	—	(337)

	$—	$72,215	$—	$72,215

As of December 31, 2009
Securities available-for-sale
U.S. government obligations	$—	$40,078	$—	$40,078
Municipal securities	—	28,873	—	28,873
Corporate bonds	—	2,046	—	2,046
Foreign currency forward contract	—	(259)	—	(259)

	$—	$70,738	$—	$70,738

MARKETAXESS HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Securities classified within Level 2 were valued using a market approach utilizing prices and other relevant information generated by market transactions involving comparable assets. The foreign currency forward contract is classified within Level 2 as the valuation inputs are based on quoted market prices. There were no financial assets classified within Level 3 during 2010 and 2009. The following table is a reconciliation of financial assets measured at fair value using significant unobservable inputs (Level 3) for the year ended December 31, 2008:

Year Ended
December 31,
2008

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
The Company enters into foreign currency forward contracts with a noncontrolling stockholder broker-dealer client to hedge the exposure to variability in foreign currency cash flows resulting from the net investment in the Company’s U.K. subsidiary. The Company assesses each foreign currency forward contract to ensure that it is highly effective at reducing the exposure being hedged. The Company designates each foreign currency forward contract as a hedge, assesses the risk management objective and strategy, including identification of the hedging instrument, the hedged item and the risk exposure and how effectiveness is to be assessed prospectively and retrospectively. These hedges are for a one-month period and are used to limit exposure to foreign currency exchange rate fluctuations. The gross and net fair value liability of $0.3 million as of both December 31, 2010 and 2009, respectively, is included in accounts payable, in the Consolidated Statements of Financial Condition. Gains or losses on foreign currency forward contracts designated as hedges are included in accumulated other comprehensive loss in the Consolidated Statements of Financial Condition. A summary of the foreign currency forward contracts is as follows:

	As of December 31,
	2010	2009
	(In thousands)
Notional value	$29,117	$28,040
Fair value of notional	29,454	28,299

Gross and net fair value (liability)	$(337)	$(259)

MARKETAXESS HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The following is a summary of the Company’s securities available-for-sale:

		Gross	Gross	Estimated
	Amortized	unrealized	unrealized	fair
	cost	gains	losses	value
	(In thousands)
As of December 31, 2010
U.S. government obligations	$40,383	$968	$—	$41,351
Municipal securities	29,150	14	(19)	29,145
Corporate bonds	2,056	—	—	2,056

Total securities available-for-sale	$71,589	$982	$(19)	$72,552

As of December 31, 2009
U.S. government obligations	$39,629	$469	$(20)	$40,078
Municipal securities	28,878	4	(9)	28,873
Corporate bonds	2,028	18	—	2,046

Total securities available-for-sale	$70,535	$491	$(29)	$70,997

The following table summarizes the contractual maturities of securities available-for-sale:

	As of December 31,
	2010	2009
	(In thousands)
Less than one year	$23,593	$30,919
Due in 1 - 5 years	48,959	40,078

Total securities available-for-sale	$72,552	$70,997

Proceeds from the maturities and sale of securities available-for-sale during 2010, 2009 and 2008 were $65.4 million, $22.1 million and $46.3 million, respectively.
The following table provides fair values and unrealized losses on securities available-for-sale and by the aging of the securities’ continuous unrealized loss position:

	Less than Twelve Months		Twelve Months or More		Total
	Estimated	Gross	Estimated	Gross	Estimated	Gross
	fair	unrealized	fair	unrealized	fair	unrealized
	value	losses	value	losses	value	losses
	(In thousands)
As of December 31, 2010
U.S. government obligations	$—	$—	$—	$—	$—	$—
Municipal securities	18,218	(19)	—	—	18,218	(19)
Corporate bonds	—	—	—	—	—	—

Total	$18,218	$(19)	$—	$—	$18,218	$(19)

As of December 31, 2009
U.S. government obligations	$9,944	$(20)	$—	$—	$9,944	$(20)
Municipal securities	13,644	(9)	—	—	13,644	(9)
Corporate bonds	—	—	—	—	—	—

Total	$23,588	$(29)	$—	$—	$23,588	$(29)

MARKETAXESS HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
5. Furniture, Equipment and Leasehold Improvements
Furniture, equipment and leasehold improvements, net of accumulated depreciation and amortization, are comprised of the following:

	As of December 31,
	2010	2009
	(In thousands)
Computer hardware and related software	$13,534	$14,932
Office hardware	1,630	1,417
Furniture and fixtures	1,449	2,305
Leasehold improvements	4,582	4,008
Computer hardware under capital lease	1,419	1,419
Accumulated depreciation and amortization	(13,166)	(17,225)

Total furniture, equipment and leasehold improvements, net of accumulated depreciation and amortization	$9,448	$6,856

During the years ended December 31, 2010, 2009 and 2008, depreciation and amortization expense was $2.6 million, $2.2 million and $2.3 million, respectively.
6. Software Development Costs
During the years ended December 31, 2010, 2009 and 2008, software development costs totaling $1.9 million, $1.9 million and $2.4 million, respectively, were capitalized. Non-capitalized software costs and routine maintenance costs are expensed as incurred and are included in employee compensation and benefits and professional and consulting fees in the Consolidated Statements of Operations. During the years ended December 31, 2010, 2009 and 2008, amortization expense was $2.2 million, $3.0 million and $3.5 million, respectively. Software development costs, net, are comprised of the following:

	As of December 31,
	2010	2009
	(In thousands)
Software development costs	$21,195	$19,302
Accumulated amortization	(18,098)	(15,882)

Total software development costs, net	$3,097	$3,420

7. Acquisition
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

MARKETAXESS HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
The following unaudited pro forma consolidated financial information reflects the results of operations of the Company for the year ended December 31, 2008, as if the acquisition of Greenline had occurred as of the beginning of the period presented, after giving effect to certain purchase accounting adjustments. These pro forma results are not necessarily indicative of what the Company’s operating results would have been had the acquisition actually taken place as of the beginning of the earliest period presented. The pro forma financial information includes the amortization charges from acquired intangible assets, adjustments to interest income and related tax effects (in thousands, except per share amounts).

Revenues	$94,676
Income before income taxes	$13,159
Net income	$8,105
Basic net income per common share	$0.23
Diluted net income per common share	$0.22
8. Goodwill and Intangible Assets
Goodwill and intangible assets principally relate to the acquisitions of Greenline in 2008 and Trade West Systems, LLC (“TWS”) in 2007. Goodwill was $31.8 million as of both December 31, 2010 and 2009.

	Year Ended December 31,
	2010	2009
	(In thousands)
Greenline acquisition	$29,405	$29,405
TWS acquisition	2,177	2,177
Other	202	202

Total	$31,784	$31,784

MARKETAXESS HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Intangible assets that are subject to amortization, including the related accumulated amortization, are comprised of the following:

	December 31, 2010			December 31, 2009
		Accumulated	Net Carrying		Accumulated	Net Carrying
	Cost	Amortization	Amount	Cost	Amortization	Amount
	(In thousands)
Technology	$4,010	$(2,505)	$1,505	$4,010	$(1,807)	$2,203
Customer relationships	3,530	(1,584)	1,946	3,530	(1,119)	2,411
Non-competition agreements	1,260	(710)	550	1,260	(459)	801
Tradenames	590	(363)	227	590	(259)	331

Total	$9,390	$(5,162)	$4,228	$9,390	$(3,644)	$5,746

Amortization expense associated with identifiable intangible assets was $1.5 million, $1.6 million and $2.0 million for the years ended December 31, 2010, 2009 and 2008, respectively. Estimated total amortization expense is $1.5 million for 2011, $1.4 million for 2012, $0.5 million for 2013, $0.3 million for 2014 and $0.2 million for 2015.
During the third quarter of 2008, the Company determined that the technology, customer relationships and tradename intangible assets recognized in connection with the TWS acquisition were impaired. A charge of $0.7 million was recorded to reflect negative current period operating results and reduced revenue expectations for connectivity solutions principally delivered to broker-dealers.
9. Income Taxes
The provision for income taxes consists of the following:

	Year Ended December 31,
	2010	2009	2008
	(In thousands)
Current:
Federal	$—	$(308)	$124
State and local	355	57	29
Foreign	1,348	2,022	253

Total current provision	1,703	1,771	406

Deferred:
Federal	14,494	6,763	1,883
State and local	3,170	5,014	1,076
Foreign	115	399	1,570

Total deferred provision	17,779	12,176	4,529

Provision for income taxes	$19,482	$13,947	$4,935

Pre-tax income from U.S. operations was $46.1 million, $21.6 million and $6.7 million for the years ended December 31, 2010, 2009 and 2008, respectively. Pre-tax income from foreign operations was $4.8 million, $8.4 million and $6.1 million for the years ended December 31, 2010, 2009 and 2008, respectively.

MARKETAXESS HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The difference between the Company’s reported provision for income taxes and the amount computed by multiplying pre-tax income taxes by the U.S. federal statutory rate of 35% is as follows:

	Year Ended December 31,
	2010	2009	2008
	(In thousands)
U.S. federal tax at statutory rate	$17,819	$10,517	$4,492

State and local taxes — net of federal benefit	2,357	1,836	685
Stock compensation	(45)	361	350
Change in rates for deferred tax assets	39	1,561	(19)
Tax-exempt interest income	(45)	(175)	(655)
Other, net	(643)	(153)	82

Provision for income taxes	$19,482	$13,947	$4,935

During 2009, the Company reduced the income tax rates used for recording the deferred tax assets to reflect the tax rates anticipated to be in effect when the temporary differences are expected to reverse, resulting in a decrease in the deferred tax assets and an increase in tax expense of $1.6 million. The 2009 tax rate change reflects a refinement in the Company’s state and local tax apportionment methodology. The following is a summary of the Company’s net deferred tax assets:

	As of December 31,
	2010	2009
	(In thousands)
Deferred tax assets
U.S net operating loss carryforwards	$6,935	$15,975
Foreign net operating loss carryforwards	237	403
Depreciation	789	754
Stock compensation expense	6,945	5,807
Tax credits	6,035	3,314
Other	1,958	1,891

Total deferred tax assets	22,899	28,144
Valuation allowance	(249)	(666)

Net deferred tax assets	22,650	27,478
Deferred tax liabilities
Capitalized software development costs	(1,210)	(1,294)
Intangible assets	(1,627)	(2,204)

Deferred tax assets, net	$19,813	$23,980

MARKETAXESS HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
As of December 31, 2010, the Company has deferred tax assets associated with stock-based compensation of approximately $6.9 million. There is a risk that the ultimate tax benefit realized upon the exercise of stock options or vesting of restricted stock could be less than the tax benefit previously recognized and exhaust the additional-paid-in-capital pool. If this should occur, any excess tax benefit previously recognized would be reversed, resulting in an increase in tax expense. Since the tax benefit to be realized in the future is unknown, it is not currently possible to estimate the impact on the deferred tax balance. As of December 31, 2010, the additional paid-in-capital pool is approximately $15.8 million. The additional paid-in-capital pool is determined under a one pool approach for employee and non-employee awards.
A summary of the Company’s net operating loss and tax credit carryforwards and their expiration dates is as follows:

	Tax operating
Year of expiration	losses	Tax credits
	(In thousands)
U.S. carryforwards:
2012 to 2018	$—	$193
2019	—	1,393
2020	—	2,043
2021	4,392	—
2022 to 2027	10,424	1,577
2028 to 2030	14,952	198

Total U.S. carryforwards	29,768	5,404
Credits with no expiration date		631
Foreign carryforwards expiring from 2026 to 2029	622	—

Total	$30,390	$6,035

In April 2000, the Board of Directors initiated a warrant program that commenced on February 1, 2001. Under this program, the Company reserved for issuance 5,000,002 shares of common stock. The warrants were issued to holders of Series A, C, E and I redeemable convertible preferred stock (the “Warrant Holders”). The Warrant Holders were entitled to purchase shares of common stock from the Company at an exercise price of $.003 per share. The warrants were issued to the Warrant Holders at the time that they made an equity investment in the Company. Allocations were based on each broker-dealer client’s respective commissions as a percentage of the total commissions from the six participating Warrant Holders, calculated on a quarterly basis. The final share allocations under the warrant program occurred on March 1, 2004. Shares allocated under the warrant program were expensed on a quarterly basis at fair market value. All of the warrants were exercised prior to 2008. Through December 31, 2009, the tax benefit on a portion of the tax deduction generated on the exercise of the warrants had not yet been recorded. During 2010, the Company recognized a portion of the tax benefits amounting to $11.4 million as an increase to additional paid-in-capital due to the expected utilization of the related tax loss carryforwards of $31.0 million. The remaining deferred tax benefit of approximately $4.2 million related to the residual unutilized tax loss carryforward of $10.4 million will be recognized once the tax benefit serves to reduce taxes payable.
In 2000 and 2001, MarketAxess Holdings Inc. and MarketAxess Corporation had an ownership change within the meaning of Section 382 of the Internal Revenue Code. Net operating loss carryforwards relating to the ownership change are $24.0 million as of December 31, 2010. However, only $4.4 million is deemed utilizable and recognized as a net operating loss carryforward. Greenline experienced an ownership change within the meaning of Section 382 of the Internal Revenue Code in 2008. The Company does not believe that this ownership change significantly impacts the ability to utilize acquired net operating loss carryforwards, which amount to $15.0 million as of December 31, 2010. In addition, the Company’s net operating loss and tax credit carryforwards may be subject to additional annual limitations if there is a 50% or greater change in the Company’s ownership, as determined over a rolling three-year period.

MARKETAXESS HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which the temporary differences become deductible. If it is not more likely than not that some portion or all of the gross deferred income tax assets will be realized in future years, a valuation allowance is recorded. As of December 31, 2010, the valuation allowance relates to certain foreign and state tax loss carryforwards that are not expected to be realized. A summary of the changes in the valuation allowance follows:

	Year Ended December 31,
	2010	2009	2008
	(In thousands)
Valuation allowance at beginning of year	$666	$567	$623
Increase (decrease) to valuation allowance attributable to:
Net operating losses	(132)	39	156
Temporary differences	—	186	(212)
Tax credits	(285)	(126)	—

Valuation allowance at end of year	$249	$666	$567

The Company or one of its subsidiaries files U.S. federal, state and foreign income tax returns. No income tax returns have been audited, with the exception of New York city (through 2003) and state (through 2006) and Connecticut state (through 2003) tax returns.
As of December 31, 2010, the Company has unrecognized tax benefits of $3.3 million. If recognized, this entire amount would impact the effective tax rate. The Company currently anticipates the amount of unrecognized tax benefits to increase by approximately $0.3 million by December 31, 2011. A reconciliation of the unrecognized tax benefits is as follows (in thousands):

	Year Ended December 31,
	2010	2009	2008
	(In thousands)
Balance at beginning of year	$2,924	$2,685	$2,685
Additions for tax positions of prior years	277	239	—
Additions for tax positions of current year	128	—	—

Balance at end of year	$3,329	$2,924	$2,685

MARKETAXESS HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
10. Related Parties
The Company generates commissions, technology products and services revenues, information and user access fees, investment income and other income and related accounts receivable balances from Stockholder Broker-Dealer Clients or their affiliates. In addition, a Stockholder Broker-Dealer Client acts in an investment advisory, custodial and cash management capacity for the Company. The Company also maintained an account with and paid commissions to this Stockholder Broker-Dealer Client in connection with the Company’s share repurchase program. The Company incurs investment advisory and bank fees in connection with these arrangements. As of the dates and for the periods indicated below, the Company had the following balances and transactions with the Stockholder Broker-Dealer Clients or their affiliates:

	As of December 31,
	2010	2009
	(In thousands)
Cash and cash equivalents	$110,642	$101,273
Securities and cash provided as collateral	4,049	4,067
Accounts receivable	829	3,431
Accounts payable	66	29

	Year Ended December 31,
	2010	2009	2008
	(In thousands)
Commissions	$5,541	$14,103	$12,466
Technology products and services	16	35	33
Information and user access fees	132	243	276
Investment income	113	214	1,165
Other income	63	152	169
General and administrative	27	79	57
As of December 31, 2009, the Company had loans and interest receivable due from the Chief Executive Officer of $0.7 million, which are described in more detail in Footnote 11, “Stockholders’ Equity.” The accrued interest on the loans was recorded in accounts receivable and the principal amount was recorded as a receivable for common stock subscribed in stockholders’ equity on the Consolidated Statements of Financial Condition. During both 2009 and 2008, principal and interest payments of $0.3 million were received. In July 2010, the loan and interest receivable were paid in full.
11. Stockholders’ Equity
Common Stock
As of December 31, 2010 and 2009, the Company had 110,000,000 authorized shares of common stock and 10,000,000 authorized shares of non-voting common stock. Common stock entitles the holder to one vote per share of common stock held. Non-voting common stock is convertible on a one-for-one basis into shares of voting common stock at any time subject to a limitation on conversion to the extent such conversion would result in a stockholder, together with its affiliates, owning more than 9.99% of the outstanding shares of common stock.
In October 2006, the Board of Directors of the Company authorized a share repurchase program for up to $40.0 million of common stock. Shares repurchased under the program are held in treasury for future use. During 2008, a total of 221,406 shares were repurchased at a cost of $2.8 million. The share repurchase program was completed in January 2008. A total of 2,864,120 shares were repurchased at an aggregate cost of $40.0 million over the life of the repurchase program.
In June 2010, the Board of Directors of the Company authorized a share repurchase program for up to $30.0 million of the Company’s common stock. Shares repurchased under the program are held in treasury for future use. The share repurchase program was completed in December 2010. A total of 1,939,620 shares were repurchased at an aggregate cost of $30.0 million over the life of the repurchase program.

MARKETAXESS HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Common Stock Subscribed
In 2001, the Company awarded 289,581 shares to the Company’s Chief Executive Officer at $3.60 per share, which vested over a three-year period. The common stock subscribed was issued in 2001 in exchange for four eleven-year promissory notes that bore interest at the applicable federal rate and were collateralized by the subscribed shares. In July 2010, the loan and interest receivable were paid in full.
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
The Purchasers have the right to nominate one director to the Board of Directors of the Company if they beneficially own at least 1,750,000 shares of common stock. The Purchasers also have registration rights that require the Company, within six months after the closing date, to file a registration statement with the SEC to register the resale of the shares of common stock issuable upon conversion of the Series B Preferred Stock and upon exercise of the Warrants (collectively, the “Registrable Shares”), and to cause such registration statement to become effective under the Securities Act of 1933, as amended, no later than 12 months after the closing. On January 22, 2009, a registration statement on Form S-3 registering the resale of the Registrable Shares was declared effective by the SEC. The Company has also agreed to provide the Purchasers with piggyback registration rights on certain public offerings of securities by the Company.
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
The shares of Series B Preferred Stock are convertible at any time by the holders thereof at a conversion price of $10.00 per share, subject to anti-dilution adjustments in the event of a stock split, stock dividend, reverse stock split or similar transaction. The Series B Preferred Stock will be automatically converted into shares of common stock at the then-applicable conversion price if at any time after June 3, 2009 (the first anniversary of the original issuance of the Series B Preferred Stock), the closing price of the common stock is at least $17.50 on each trading day for a period of 65 consecutive trading days. On January 24, 2011, all of the shares of the Series B Preferred Stock were manditorily and automatically converted into 3,499,999 shares of common stock.
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

MARKETAXESS HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
Dividends
Prior to 2009, the Company retained all earnings for investment in its business. In October 2009, the Company’s Board of Directors approved a regular quarterly dividend. The first quarterly cash dividend of $0.07 per share was paid to holders of common stock outstanding or issuable upon conversion of outstanding shares of non-voting common stock and Series B Preferred Stock in November 2009. In January 2011, the Company’s Board of Directors approved an increase in the quarterly cash dividend to $0.09 per share payable on March 2, 2011 to such stockholders of record as of the close of business on February 16, 2011. Any future declaration and payment of dividends will be at the sole discretion of the Company’s Board of Directors. The Board of Directors may take into account such matters as general business conditions, the Company’s financial results, capital requirements, contractual, legal, and regulatory restrictions on the payment of dividends to the Company’s stockholders or by the Company’s subsidiaries to the parent and any such other factors as the Board of Directors may deem relevant.
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
12. Stock-Based Compensation Plans
The Company has three stock incentive plans which provide for the grant of stock options, stock appreciation rights, restricted stock, performance shares, performance units, or other stock-based awards as incentives and rewards to encourage employees, consultants and non-employee directors to participate in the long-term success of the Company. As of December 31, 2010, there were 4,303,905 shares available for grant under the stock incentive plans.
Total stock-based compensation expense was as follows:

	Year Ended December 31,
	2010	2009	2008
	(In thousands)
Employee:
Stock options	$1,728	$2,858	$3,757
Restricted stock and performance shares	6,588	5,040	2,832

	8,316	7,898	6,589

Non-employee directors:
Stock options	83	143	139
Restricted stock	570	373	333

	653	516	472

Total stock-based compensation	$8,969	$8,414	$7,061

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
The weighted-average fair value for options granted during 2010, 2009 and 2008 was $5.45, $4.60 and $4.51, respectively. The following table represents the assumptions used for the Black-Scholes option-pricing model to determine the per share weighted-average fair value for options granted for the three years ended December 31, 2010:

	2010	2009	2008
Expected life (years)	5.0	5.4	6.1
Risk-free interest rate	2.2%	2.4%	3.1%
Expected volatility	50.0%	49.8%	37.6%
Expected dividend yield	2.0%	0.0%	0.0%
The following table reports stock option activity during the three years ended December 31, 2010 and the intrinsic value as of December 31, 2010:

			Remaining
	Number of	Weighted-Average	Contractual
	Shares	Exercise Price	Term	Intrinsic Value
				(In thousands)
Outstanding at December 31, 2007	5,026,892	$9.05
Granted	851,620	$10.77
Canceled	(516,408)	$11.60
Exercised	(74,929)	$2.93

Outstanding at December 31, 2008	5,287,175	$9.17
Granted	140,239	$9.66
Canceled	(199,932)	$11.07
Exercised	(60,924)	$9.54

Outstanding at December 31, 2009	5,166,558	$9.10
Granted	8,239	$14.10
Canceled	(12,575)	$13.85
Exercised	(758,660)	$9.17		$5,861

Outstanding at December 31, 2010	4,403,562	$9.09	4.4	$51,631

Exercisable at December 31, 2010	4,034,463	$8.95	4.2	$47,841

The intrinsic value is the amount by which the closing price of the Company’s common stock on December 31, 2010 of $20.81 or the price on the day of exercise exceeds the exercise price of the stock options multiplied by the number of shares. As of December 31, 2010, there was $0.5 million of total unrecognized compensation cost related to non-vested stock options. That cost is expected to be recognized over a weighted-average period of 0.7 years.

MARKETAXESS HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Restricted Stock and Performance Shares
Shares of restricted stock generally vest over a period of three years. Compensation expense is measured at the grant date and recognized ratably over the vesting period. Performance share awards are granted to certain senior managers. Each performance share award is earned or forfeited based on the level of achievement by the Company of pre-tax operating income on a per share basis before performance share and cash bonus expense. The pay-out ranges from zero to 150% of the performance share award. For each performance share earned, a participant is awarded an equal number of shares of restricted stock. Any restricted stock awarded to a participant vests and ceases to be restricted stock in two equal installments on each of the second and third anniversaries of the date of grant of the applicable performance share award. Compensation expense for performance shares is measured at the grant date and recognized on a graded basis over the vesting period. For 2010 and 2009, the pay-out achievement was 150% of the performance award. The Company failed to meet the pre-tax operating income per share target for 2008 and, accordingly, all of the performance share awards were forfeited. The following table reports performance share activity for the three years ended December 31, 2010:

Performance year	2010	2009	2008
Share pay-out at plan	87,035	137,778	177,680
Actual share pay-out in following year	130,552	206,664	0
Fair value per share on grant date	$14.29	$7.94	$10.93
The following table reports restricted stock and performance share activity during the three years ended December 31, 2010:

		Weighted-Average
	Number of	Grant Date Fair
	Restricted Shares	Value
Outstanding at December 31, 2007	707,003	$12.69
Granted	151,915
Canceled	(6,967)
Vested	(203,957)

Outstanding at December 31, 2008	647,994	$12.14
Granted	659,520
Canceled	(500)
Vested	(272,875)

Outstanding at December 31, 2009	1,034,139	$9.64
Granted	549,264
Performance share pay-out	206,664
Canceled	(71,152)
Vested	(474,051)

Outstanding at December 31, 2010	1,244,864	$11.23

As of December 31, 2010, there was $9.0 million of total unrecognized compensation expense related to non-vested restricted stock and performance shares. That cost is expected to be recognized over a weighted-average period of 1.7 years.

MARKETAXESS HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
13. Earnings Per Share
The following table sets forth the computation of basic and diluted earnings per common share:

	Year Ended December 31,
	2010	2009	2008
	(In thousands, except share and per share amounts)
Basic EPS
Net income	$31,428	$16,102	$7,899
Amount allocable to common shareholders	90.5%	90.5%	94.3%

Net income applicable to common stock	$28,427	$14,569	$7,449

Common stock — voting	30,573,523	30,678,174	30,245,269
Common stock — non-voting	2,585,654	2,585,654	2,585,654

Basic weighted average shares outstanding	33,159,177	33,263,828	32,830,923

Basic earnings per share	$0.86	$0.44	$0.23

Diluted EPS
Net income	$31,428	$16,102	$7,899

Basic weighted average shares outstanding	33,159,177	33,263,828	32,830,923
Effect of dilutive shares:
Series B Preferred Stock	3,500,000	3,500,000	1,983,334
Stock options, restricted stock and warrants	2,392,009	1,318,151	923,122

Diluted weighted average shares outstanding	39,051,186	38,081,980	35,737,379

Diluted earnings per share	$0.80	$0.42	$0.22

Stock options, restricted stock and warrants totaling 446,187 shares, 3,647,376 shares and 4,718,939 shares for the years ended December 31, 2010, 2009 and 2008, respectively, were excluded from the computation of diluted earnings per share because their effect would have been antidilutive. The computation of diluted shares can vary among periods due, in part, to the change in the average price of the Company’s common stock.
14. Commitments and Contingencies
The Company leases office space and equipment under non-cancelable lease agreements expiring at various dates through 2022. Office space leases are subject to escalation based on certain costs incurred by the landlord. Minimum rental commitments as of December 31, 2010 under such operating and capital leases, net of future sublease income of $0.3 million in 2011, were as follows:

	Operating	Capital
Year Ending December 31,	Leases	Leases
	(In thousands)
2011	$1,843	$336
2012	1,805	336
2013	1,790	322
2014	1,756	42
2015	2,014	—
2016 and thereafter	12,186	—

Minimum lease payments	21,394	1,036
Less amount representing interest	—	110

	$21,394	$926

MARKETAXESS HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Rental expense for the years ended December 31, 2010, 2009 and 2008 was $2.7 million, $2.7 million and $2.2 million, respectively, and is included in occupancy expense in the Consolidated Statements of Operations. Rental expense has been recorded based on the total minimum lease payments after giving effect to rent abatement and concessions, which are being amortized on a straight-line basis over the life of the lease, and sublease income.
The Company has entered into a sublease agreement on one of its leased properties through the April 2011 lease termination date. In May 2008, the Company assigned the lease agreement on another leased property to a third party. The Company is contingently liable should the assignee default on future lease obligations through the November 2015 lease termination date. The aggregate amount of future lease obligations under these two arrangements is $2.1 million as of December 31, 2010.
The Company is contingently obligated for standby letters of credit that were issued to landlords for office space. The Company uses a U.S. government obligation as collateral for these standby letters of credit. This collateral is included with securities and cash provided as collateral in the Consolidated Statements of Financial Condition and had a fair market value as of December 31, 2010 and 2009 of $3.5 million.
The Company, through two regulated subsidiaries, executes certain bond transactions between and among institutional investor and broker-dealer clients on a riskless principal basis by serving as counterparty to both the buyer and the seller in matching back-to-back trades, which are then settled through a third-party clearing organization. The Company acts as intermediary on a riskless principal basis in these bond transactions by serving as counterparty to the two clients involved. Settlement typically occurs within one to three trading days after the trade date. Cash settlement of the transaction occurs upon receipt or delivery of the underlying instrument that was traded. Under securities clearing agreements with the independent third party, the Company maintains a collateral deposit with the clearing broker in the form of cash. As of December 31, 2010, the collateral deposit included in securities and cash provided as collateral in the Consolidated Statements of Financial Condition was $0.9 million. The Company is exposed to credit risk in the event a counterparty does not fulfill its obligation to complete a transaction. Pursuant to the terms of the securities clearing agreements between the Company and the independent clearing broker, the clearing broker has the right to charge the Company for losses resulting from a counterparty’s failure to fulfill its contractual obligations. The losses are not capped at a maximum amount and apply to all trades executed through the clearing broker. At December 31, 2010, the Company had not recorded any liabilities with regard to this right.
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
In January 2007, a former employee of MarketAxess Corporation commenced an arbitration proceeding before FINRA arising out of the May 2006 termination of such individual’s employment with MarketAxess Corporation. This individual subsequently amended his statement of claim to add MarketAxess Holdings Inc. as a party to the arbitration proceeding. FINRA consolidated all of the former employee’s claims into a single proceeding and, by a decision dated July 12, 2010, the FINRA arbitration panel denied the former employee’s claims, totaling approximately $0.9 million, in their entirety. The former employee’s right to appeal the panel’s decision expired in October 2010.
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
16. Retirement Savings Plans
The Company, through its U.S. and U.K. subsidiaries, offers its employees the opportunity to invest in defined contribution plans. For the years ended December 31, 2010, 2009 and 2008, the Company contributed $0.9 million, $0.6 million and $0.4 million, respectively, to the plans.

MARKETAXESS HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
17. Customer Concentration
During the years ended December 31, 2010, 2009 and 2008, no single client accounted for more than 10% of total revenue. One institutional investor client accounted for approximately 15.8%, 12.1% and 10.8% of trading volumes during the years ended December 31, 2010, 2009 and 2008, respectively. This institutional investor client also beneficially owns more than 5% of the outstanding shares of the Company’s common stock.
18. Subsequent Events
The Company has performed an evaluation of subsequent events through the date of issuance of the accompanying Consolidated Financial Statements.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.

Item 9A.	Controls and Procedures.
(a) Evaluation of Disclosure Controls and Procedures. Our management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our “disclosure controls and procedures,” as that term is defined in Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of December 31, 2010. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective to ensure that information required to be disclosed by MarketAxess in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and to ensure that information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
(b) Management’s Annual Report on Internal Control Over Financial Reporting. See Item 8 of this Annual Report on Form 10-K.
(c) Attestation Report of the Independent Registered Public Accounting Firm. See Report of Independent Registered Public Accounting Firm included in Item 8 of this Annual Report on Form 10-K.
(d) Changes in Internal Control Over Financial Reporting. There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2010 identified in connection with the evaluation thereof by our management, including the Chief Executive Officer and Chief Financial Officer, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information.
None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.
The information required by this item is incorporated herein by reference to the sections entitled “Proposal 1 — Election of Directors,” “Corporate Governance and Board Matters,” “Executive Officers” and “Other Matters — Section 16(a) beneficial ownership reporting compliance” in the Company’s definitive Proxy Statement (the “Proxy Statement”) for the Annual Meeting of Stockholders to be held in the second quarter of 2011. The Company intends to file the Proxy Statement within 120 days after the end of its fiscal year (i.e., on or before April 30, 2011). The Company’s Code of Conduct applicable to directors and all employees, including senior financial officers, is available on the Company’s website at www.marketaxess.com. If the Company makes any amendments to its Code of Conduct that is required to be disclosed pursuant to the Exchange Act, the Company will make such disclosures on its website.

Item 11.	Executive Compensation.
The information required by this item is incorporated herein by reference to the sections entitled “Compensation Discussion and Analysis,” “Report of the Compensation Committee of the Board of Directors,” “Executive Compensation” and “Corporate Governance and Board Matters — Directors’ compensation” in the Company’s Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information required by this item with respect to the security ownership of certain beneficial owners and management is incorporated herein by reference to the section entitled “Security Ownership of Certain Beneficial Owners and Management” in the Company’s Proxy Statement.
Equity Compensation Plan Information
The following table provides certain information regarding common stock authorized for issuance under the Company’s equity compensation plans as of December 31, 2010.

			Number of Securities
			Remaining Available for
			Future Issuance under
	Number of Securities to be	Weighted-Average	Equity Compensation
	Issued upon Exercise of	ExercisePrice of	Plans (Excluding
	Outstanding Options,	Outstanding Options,	Securities Reflected in
	Warrants and Rights	Warrants and Rights	Column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by stockholders (1)	3,514,673	$10.70	4,303,905
Equity compensation plans not approved by stockholders (2)	888,889	$2.70	—

Total	4,403,562	$9.09	4,303,905

(1)	These plans consist of the Company’s 2004 Stock Incentive Plan (Amended and Restated Effective April 28, 2006), 2001 Stock Incentive Plan and 2000 Stock Incentive Plan.

(2)	Represents the grant of a stock option made in February 2003 to a senior officer. This option is fully vested.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.
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
(b) Exhibit Listing

Number		Description

3.1		Intentionally omitted

3.2	*	Amended and Restated Certificate of Incorporation

3.3		Intentionally omitted

3.4	*	Amended and Restated Bylaws

3.5
Form of Certificate of Designation of Series A Preferred Stock of MarketAxess Holdings Inc. (incorporated by reference to Exhibit 3.1 to the registrant’s Registration Statement on Form 8-A dated June 3, 2008)

3.6		Form of Certificate of Designation of Series B Preferred Stock of MarketAxess Holdings Inc. (incorporated by reference to Exhibit 3.2 to the registrant’s Current Report on Form 8-K dated June 2, 2008)

4.1	*	Specimen Common Stock certificate

4.2	*	Sixth Amended and Restated Registration Rights Agreement

4.3	*	See Exhibits 3.2 and 3.4 for provisions defining the rights of holders of common stock and non-voting common stock of the registrant

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

4.6
Stockholders Rights Agreement, dated as of June 2, 2008 by and between MarketAxess Holdings Inc. and American Stock Transfer & Trust Company, LLC, as Rights Agent (incorporated by reference to Exhibit 4.1 to the registrant’s Registration Statement on Form 8-A dated June 3, 2008)

10.1
Letter Agreement, dated January 19, 2011, by and between MarketAxess Holdings Inc. and Richard M. McVey (incorporated by reference to Exhibit 10.4 to the registrant’s Current Report on Form 8-K dated January 14, 2011)#

10.2
Securities Purchase Agreement by and among MarketAxess Holdings Inc., a Delaware corporation, TCV VI, L.P., a Delaware limited partnership, and TCV Member Fund, L.P., a Delaware limited partnership, dated June 2, 2008 (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K dated June 2, 2008)

10.3	*	Stock Option Agreement, dated February 7, 2003, by and between MarketAxess Holdings Inc. and Richard M. McVey#

10.4
Letter Agreement, dated January 19, 2011, between MarketAxess Holdings Inc. and T. Kelley Millet (incorporated by reference to Exhibit 10.5 to the registrant’s Current Report on Form 8-K dated January 14, 2011)#

Number		Description

10.5
Stock Option Agreement dated September 13, 2006 between MarketAxess Holdings Inc. and T. Kelley Millet (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K dated September 13, 2006)#

10.6	*	MarketAxess Holdings Inc. Amended and Restated 2000 Stock Incentive Plan#

10.7	*	MarketAxess Holdings Inc. Amended and Restated 2001 Stock Incentive Plan#

10.8	*	Amendment No. 1 to the MarketAxess Holdings Inc. Amended and Restated 2001 Stock Incentive Plan#

10.9	*	Amendment to the MarketAxess Holdings Inc. 2001 and 2000 Stock Incentive Plans#

10.10	(a)
MarketAxess Holdings Inc. 2004 Stock Incentive Plan (amended and restated effective April 28, 2006) (incorporated by reference to Appendix A to the registrant’s Proxy Statement for its Annual Meeting for Stockholders held on June 7, 2006, filed on May 1, 2006)#

10.10	(b)
Form of Incentive Stock Option Agreement pursuant to the MarketAxess Holdings Inc. 2004 Stock Incentive Plan (amended and restated effective April 28, 2006) (incorporated by reference to Appendix B to the registrant’s Proxy Statement for its Annual Meeting of Stockholders held on June 7, 2006, filed on May 1, 2006)#

10.10	(c)
Form of Non Qualified Stock Option Agreement pursuant to the MarketAxess Holdings Inc. 2004 Stock Incentive Plan (amended and restated effective April 28, 2006) (incorporated by reference to Appendix C to the registrant’s Proxy Statement for its Annual Meeting of Stockholders held on June 7, 2006, filed on May 1, 2006)#

10.11	*	MarketAxess Holdings Inc. 2004 Annual Performance Incentive Plan#

10.12	*	Form of Indemnification Agreement

10.13
Form of Performance Share Award Agreement for Messrs. McVey and Millet pursuant to the MarketAxess Holdings Inc. 2004 Stock Incentive Plan (as amended and restated effective April 28, 2006) (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K dated January 15, 2008)#

10.14
Form of Performance Share Award Agreement for Employees other than Messrs. McVey and Millet pursuant to the MarketAxess Holdings Inc. 2004 Stock Incentive Plan (as amended and restated effective April 28, 2006) (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K dated January 15, 2008)#

10.15
Form of Restricted Stock Agreement for Employees other than Messrs. McVey and Millet pursuant to the MarketAxess Holdings Inc. 2004 Stock Incentive Plan (as amended and restated effective April 28, 2006) (incorporated by reference to Exhibit 10.3 to the registrant’s Current Report on Form 8-K dated January 15, 2008)#

10.16
Form of Incentive Stock Option Agreement for Employees other than Messrs. McVey and Millet pursuant to the MarketAxess Holdings Inc. 2004 Stock Incentive Plan (as amended and restated effective April 28, 2006) (incorporated by reference to Exhibit 10.4 to the registrant’s Current Report on Form 8-K dated January 15, 2008)#7644/49479-001 Current/10733007v1 02/07/2008 06:55 PM

10.17
Form of Incentive Stock Option Agreement for Mr. McVey pursuant to the MarketAxess Holdings Inc. 2004 Stock Incentive Plan (as amended and restated effective April 28, 2006) (incorporated by reference to Exhibit 10.5 to the registrant’s Current Report on Form 8-K dated January 15, 2008)#

10.18
Form of Incentive Stock Option Agreement for Mr. Millet pursuant to the MarketAxess Holdings Inc. 2004 Stock Incentive Plan (as amended and restated effective April 28, 2006) (incorporated by reference to Exhibit 10.6 to the registrant’s Current Report on Form 8-K dated January 15, 2008)#

10.19
Form of Restricted Stock Agreement for Messrs. McVey and Millet pursuant to the MarketAxess Holdings Inc. 2004 Stock Incentive Plan (Amended and Restated effective April 28, 2006) (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K dated January 23, 2009)#

Number		Description

10.20	(a)	MarketAxess Severance Pay Plan, effective August 1, 2006 (incorporated by reference to Exhibit 10.28(a) to the registrant’s Form 10-K for the year ended December 31, 2009 filed on March 3, 2009)#

10.20	(b)
Amendment No. 1 to MarketAxess Severance Pay Plan, dated as of December 17, 2008 (incorporated by reference to Exhibit 10.28(b) to the registrant’s Form 10-K for the year ended December 31, 2009 filed on March 3, 2009)#

10.21
Guidelines for Restricted Stock Units granted under the MarketAxess Holdings Inc. 2004 Stock Incentive Plan (amended and restated effective as of April 28, 2006) (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K dated January 19, 2011)#

10.22
Form of Restricted Stock Unit Agreement for employees other than Messrs. McVey and Millet pursuant to the MarketAxess Holdings Inc. 2004 Stock Incentive Plan (as amended and restated effective April 28, 2006) (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K dated January 19, 2011)#

10.23
Form of Restricted Stock Unit Agreement for Messrs. McVey and Millet pursuant to the MarketAxess Holdings Inc. 2004 Stock Incentive Plan (as amended and restated effective April 28, 2006) (incorporated by reference to Exhibit 10.3 to the registrant’s Current Report on Form 8-K dated January 19, 2011)#

10.24
Incentive Stock Option Agreement, dated January 19, 2011, by and between MarketAxess Holdings Inc. and Richard M. McVey Incentive Stock Option Agreement, dated January 19, 2011, by and between MarketAxess Holdings Inc. and Richard M. McVey (incorporated by reference to Exhibit 10.6 to the registrant’s Current Report on Form 8-K dated January 19, 2011)#

10.25
Incentive Stock Option Agreement, dated January 19, 2011, by and between MarketAxess Holdings Inc. and T. Kelley Millet (incorporated by reference to Exhibit 10.7 to the registrant’s Current Report on Form 8-K dated January 19, 2011)#

10.26
Restricted Stock Unit Agreement, dated January 19, 2011, by and between MarketAxess Holdings Inc. and Richard M. McVey (incorporated by reference to Exhibit 10.8 to the registrant’s Current Report on Form 8-K dated January 19, 2011)#

10.27
Restricted Stock Unit Agreement, dated January 19, 2011, by and between MarketAxess Holdings Inc. and T. Kelley Millet (incorporated by reference to Exhibit 10.9 to the registrant’s Current Report on Form 8-K dated January 19, 2011)#

21.1	**	Subsidiaries of the Registrant

23.1	**	Consent of PricewaterhouseCoopers LLP

31.1	**	Certification by Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	**	Certification by Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	**	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	**	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Incorporated by reference to the identically-numbered exhibit to the registrant’s Registration Statement on Form S-1, as amended (Registration No. 333-112718).

**	Filed herewith.

#	Management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MARKETAXESS HOLDINGS INC.

By:	/s/ RICHARD M. MCVEY Richard M. McVey
Chief Executive Officer

Date: February 24, 2011
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title(s)	Date

/s/ RICHARD M. MCVEY Richard M. McVey	Chief Executive Officer and Chairman of the Board of Directors (principal executive officer)	February 24, 2011

/s/ ANTONIO L. DELISE Antonio L. DeLise	Chief Financial Officer (principal financial and accounting officer)	February 24, 2011

/s/ SHARON BROWN-HRUSKA Sharon Brown-Hruska	Director	February 24, 2011

/s/ ROGER BURKHARDT Roger Burkhardt	Director	February 24, 2011

/s/ STEPHEN P. CASPER Stephen P. Casper	Director	February 24, 2011

/s/ DAVID G. GOMACH David G. Gomach	Director	February 24, 2011

/s/ CARLOS HERNANDEZ Carlos Hernandez	Director	February 24, 2011

/s/ RONALD M. HERSCH Ronald M. Hersch	Director	February 24, 2011

/s/ JEROME S. MARKOWITZ Jerome S. Markowitz	Director	February 24, 2011

/s/ T. KELLEY MILLET T. Kelley Millet	President and Director	February 24, 2011

/s/ NICOLAS S. ROHATYN Nicolas S. Rohatyn	Director	February 24, 2011

/s/ JOHN STEINHARDT John Steinhardt	Director	February 24, 2011

/s/ ROBERT TRUDEAU Robert Trudeau	Director	February 24, 2011