Form 10-Q
period 2011-03-31
MARKETAXESS HOLDINGS INC
filed 2011-04-28
CIK 1278021

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2011
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of April 27, 2011, the number of shares of the Registrant’s voting common stock outstanding was 35,323,105 and the number of shares of the Registrant’s non-voting common stock was 2,585,654.

MARKETAXESS HOLDINGS INC.
FORM 10-Q FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2011

PART I — Financial Information

Item 1.	Financial Statements
MARKETAXESS HOLDINGS INC.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Unaudited)

	As of
	March 31,	December 31,
	2011	2010
	(In thousands, except share
	and per share amounts)
ASSETS
Cash and cash equivalents	$116,567	$124,994
Securities available-for-sale, at fair value	79,663	72,552
Accounts receivable, net of allowance of $312 and $427 as of March 31, 2011 and December 31, 2010, respectively	30,064	25,682
Deferred tax assets, net	20,241	19,813
Goodwill and intangible assets, net of accumulated amortization	35,645	36,012
Furniture, equipment, leasehold improvements and capitalized software, net of accumulated depreciation and amortization	12,701	12,545
Prepaid expenses and other assets	8,849	7,923

Total assets	$303,730	$299,521

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities
Accrued employee compensation	$5,972	$17,791
Deferred revenue	4,679	4,571
Accounts payable, accrued expenses and other liabilities	11,695	12,368

Total liabilities	22,346	34,730

Commitments and Contingencies (Note 10)	—	—

Series B Preferred Stock, $0.001 par value, 35,000 shares authorized; zero and 35,000 issued and outstanding as of March 31, 2011 and December 31, 2010, respectively	—	30,315

Stockholders’ equity
Preferred stock, $0.001 par value, 4,855,000 shares authorized, no shares issued and outstanding as of March 31, 2011 and December 31, 2010	—	—
Series A Preferred Stock, $0.001 par value, 110,000 shares authorized, no shares issued and outstanding as of March 31, 2011 and December 31, 2010	—	—
Common stock voting, $0.003 par value, 110,000,000 shares authorized, 36,585,440 shares and 35,945,001 shares issued and 35,281,699 shares and 31,141,261 shares outstanding as of March 31, 2011 and December 31, 2010, respectively	109	108
Common stock non-voting, $0.003 par value, 10,000,000 shares authorized, 2,585,654 shares issued and outstanding as of March 31, 2011 and December 31, 2010	9	9
Additional paid-in capital	329,476	340,615
Treasury stock — Common stock voting, at cost, 1,303,741 shares and 4,803,740 shares as of March 31, 2011 and December 31, 2010, respectively	(18,998)	(70,000)
Accumulated deficit	(27,213)	(34,605)
Accumulated other comprehensive loss	(1,999)	(1,651)

Total stockholders’ equity	281,384	234,476

Total liabilities and stockholders’ equity	$303,730	$299,521

The accompanying notes are an integral part of these consolidated financial statements.

MARKETAXESS HOLDINGS INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,
	2011	2010
	(In thousands, except per share amounts)
Revenues
Commissions
U.S. high-grade	$26,378	$19,776
Eurobond	4,617	5,492
Other	6,790	4,039

Total commissions	37,785	29,307
Technology products and services	3,108	3,164
Information and user access fees	1,689	1,634
Investment income	299	291
Other	728	488

Total revenues	43,609	34,884

Expenses
Employee compensation and benefits	16,268	13,933
Depreciation and amortization	1,562	1,616
Technology and communications	2,500	2,417
Professional and consulting fees	2,872	2,138
Occupancy	766	938
Marketing and advertising	974	628
General and administrative	1,001	2,129

Total expenses	25,943	23,799

Income before income taxes	17,666	11,085
Provision for income taxes	6,886	4,384

Net income	$10,780	$6,701

Net income per common share
Basic	$0.30	$0.18
Diluted	$0.27	$0.17

Cash dividends declared per common share	$0.09	$0.07

Weighted average common shares
Basic	36,507	33,626
Diluted	39,301	39,306
The accompanying notes are an integral part of these consolidated financial statements.

MARKETAXESS HOLDINGS INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
AND ACCUMULATED OTHER COMPREHENSIVE LOSS
FOR THE THREE MONTHS ENDED MARCH 31, 2011
(Unaudited)

				Treasury
		Common		Stock -		Accumu-	Total
	Common	Stock	Additional	Common	Accumu-	lated Other	Stock-
	Stock	Non-	Paid-In	Stock	lated	Comprehen-	holders’
	Voting	Voting	Capital	Voting	Deficit	sive Loss	Equity
	(In thousands)
Balance at December 31. 2010	$108	$9	$340,615	$(70,000)	$(34,605)	$(1,651)	$234,476
Comprehensive income:
Net income	—	—	—	—	10,780	—	10,780
Cumulative translation adjustment and foreign currency exchange hedge, net of tax	—	—	—	—	—	(238)	(238)
Unrealized net loss on securities available-for-sale, net of tax	—	—	—	—	—	(110)	(110)

Total comprehensive income							10,432
Stock-based compensation	—	—	2,290	—	—	—	2,290
Exercise of stock options and grants of restricted stock, net of surrenders on stock option exercises and withholding tax on stock vesting	1	—	190	—	—	—	191
Cash dividend on common stock	—	—	—	—	(3,388)	—	(3,388)
Conversion of Series B Preferred Stock to common stock voting	—	—	(20,687)	51,002	—	—	30,315
Tax benefit from the exercise of warrants in prior years	—	—	4,239	—	—	—	4,239
Windfall tax benefits from stock-based compensation	—	—	2,829	—	—	—	2,829

Balance at March 31, 2011	$109	$9	$329,476	$(18,998)	$(27,213)	$(1,999)	$281,384

The accompanying notes are an integral part of these consolidated financial statements.

MARKETAXESS HOLDINGS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2011	2010
	(In thousands)
Cash flows from operating activities
Net income	$10,780	$6,701
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	1,562	1,616
Stock-based compensation expense	2,290	2,194
Deferred taxes	4,030	3,377
Provision for bad debts	(64)	242
Changes in operating assets and liabilities
(Increase) in accounts receivable	(4,318)	(3,777)
(Increase) in prepaid expenses and other assets	(898)	(130)
(Decrease) in accrued employee compensation	(11,819)	(10,820)
Increase in deferred revenue	108	166
(Decrease) increase in accounts payable, accrued expenses and other liabilities	(605)	350

Net cash provided by (used in) operating activities	1,066	(81)

Cash flows from investing activities
Securities available-for-sale:
Proceeds from maturities	4,331	19,301
Purchases	(11,625)	(11,209)
Purchases of furniture, equipment and leasehold improvements	(498)	(2,889)
Capitalization of software development costs	(842)	(471)
Other	(28)	57

Net cash (used in) provided by investing activities	(8,662)	4,789

Cash flows from financing activities
Cash dividend on common stock and Series B Preferred Stock	(3,388)	(2,681)
Proceeds from exercise of stock options and grants of restricted stock, net of surrenders on stock option exercises and withholding tax on stock vesting	191	(830)
Windfall tax benefits from stock-based compensation	2,829	375
Other	(68)	(62)

Net cash (used in) financing activities	(436)	(3,198)

Effect of exchange rate changes on cash and cash equivalents	(395)	(299)

Cash and cash equivalents
Net (decrease) increase for the period	(8,427)	1,211
Beginning of year	124,994	103,341

End of period	$116,567	$104,552

Supplemental cash flow information
Cash paid during the period:
Income taxes paid	$300	$493

Non-cash activity:
Converion of Series B Preferred Stock to common stock	$30,315	$—
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
For 2011 and 2010, JPMorgan Chase & Co. was the Company’s sole stockholder broker-dealer client (the “Stockholder Broker-Dealer Client”). This broker-dealer client constituted a related party of the Company. See Note 7, “Related Party.”
2. Significant Accounting Policies
Basis of Presentation
The consolidated financial statements include the accounts of the Company and its subsidiaries. All intercompany transactions and balances have been eliminated. These consolidated financial statements are unaudited and should be read in conjunction with the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010. The consolidated financial information as of December 31, 2010 has been derived from audited financial statements not included herein.
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

The Company assesses whether an other-than-temporary impairment loss on the investments has occurred due to declines in fair value or other market conditions. The portion of an other-than-temporary impairment related to credit loss is recorded as a charge in the Consolidated Statements of Operations. The remainder is recognized in other comprehensive loss if the Company does not intend to sell the security and it is more likely than not that the Company will not be required to sell the security prior to recovery. No charges for other-than-temporary losses were recorded during the three months ended March 31, 2011 and 2010.
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
Securities and Cash Provided as Collateral
Securities provided as collateral consist of U.S. government obligations and cash. Collectively, these amounts are used as collateral for standby letters of credit, electronic bank settlements, foreign currency forward contracts to hedge the Company’s net investments in certain foreign subsidiaries and broker dealer clearance accounts. Securities provided as collateral are included in prepaid expenses and other assets in the Consolidated Statements of Financial Condition.
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
Commission revenue. Commissions are generally calculated as a percentage of the notional dollar volume of bonds traded on the platform and vary based on the type and maturity of the bond traded. Under the Company’s transaction fee plans, bonds that are more actively traded or that have shorter maturities are generally charged lower commissions, while bonds that are less actively traded or that have longer maturities generally command higher commissions. Under certain fee plans, broker-dealer clients pay monthly distribution fees. For trades that the Company executes between and among institutional investor and broker-dealer clients on a riskless principal basis by serving as counterparty to both the buyer and the seller, the Company earns the commission through the difference in price between the two back-to-back trades.
Technology products and services. The Company generates revenues from technology software licenses, maintenance and support services (referred to as post-contract technical support or “PCS”) and professional consulting services. Revenue is generally recognized when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable and collection is considered probable. The Company generally sells software licenses and PCS together as part of multiple-element arrangements. The Company also enters into contracts for technology integration consulting services unrelated to any software product.
For arrangements that include multiple elements, generally software licenses and PCS, we allocate and defer revenue for the undelivered items based on vendor specific objective evidence (“VSOE”) of the fair value of the undelivered elements and recognize the difference between the total arrangement fee and the amount deferred for the undelivered items as license revenue. VSOE of each element is based on historical evidence of stand-alone sales of these elements to third parties or the stated renewal rate for the undelivered elements. When VSOE does not exist for undelivered items, the entire arrangement fee is recognized ratably over the performance period. For PCS the term is typically one year and revenue is recognized over the duration of the arrangement on a straight-line basis.
Professional consulting services are generally separately priced and are typically not essential to the functionality of the Company’s software products. Revenues from these services are recognized separately from the license fee. Generally, revenue from time-and-materials consulting contracts is recognized as services are performed.
Revenues from contracts for technology integration consulting services are recognized on the percentage-of-completion method. Percentage-of-completion accounting involves calculating the percentage of services provided during the reporting period compared to the total estimated services to be provided over the duration of the contract. If estimates indicate that a contract loss will occur, a loss provision is recorded in the period in which the loss first becomes probable and reasonably estimable. Contract losses are determined to be the amount by which the estimated direct and indirect costs of the contract exceed the estimated total revenues that will be generated by the contract. There were no contract loss provisions recorded as of March 31, 2011 and 2010. Revenues recognized in excess of billings are recorded as unbilled services within other assets. Billings in excess of revenues recognized are recorded as deferred revenues until revenue recognition criteria are met.
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
Earnings Per Share
For 2010, earnings per share (“EPS”) was calculated using the two-class method. Basic EPS is computed by dividing the net income attributable to common stock by the weighted-average number of shares of common stock outstanding for the period, including consideration of the two-class method to the extent that participating securities were outstanding during the period. Under the two-class method, undistributed net income is allocated to common stock and participating securities based on their respective right to share in dividends. The Series B Preferred Stock was convertible into shares of common stock and also included a right whereby, upon the declaration or payment of a dividend or distribution on the common stock, a dividend or distribution must also be declared or paid on the Series B Preferred Stock based on the number of shares of common stock into which such securities were convertible at the time. Due to these rights, the Series B Preferred Stock was considered a participating security requiring the use of the two-class method for the computation of basic EPS.
In January 2011, all of the shares of the Series B Preferred Stock were mandatorily and automatically converted into shares of common stock. For 2011, basic EPS is computed by dividing the net income attributable to common stock by the weighted-average number of shares of common stock outstanding during the period.
Diluted EPS is computed using the more dilutive of the (a) if-converted method or (b) two-class method. Since the Series B Preferred Stock participated equally with the common stock in dividends and unallocated income, diluted EPS under the if-converted method was and is equivalent to the two-class method. For both 2011 and 2010, the weighted-average shares outstanding of common stock reflects the dilutive effect that could occur if convertible securities or other contracts to issue common stock were converted into or exercised for common stock.
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
Recent Accounting Pronouncements
In October 2009, the Financial Accounting Standards Board issued authoritative guidance on revenue recognition. The guidance required entities to allocate revenue in an arrangement with multiple deliverables using estimated selling prices of the delivered goods and services based on a selling price hierarchy. The guidance also removed tangible products from the scope of software revenue guidance and provides guidance on determining whether software deliverables in an arrangement that includes a tangible product are covered by the scope of the software revenue guidance. The Company adopted the new revenue recognition guidance effective January 1, 2011 and there was no material impact on the Company’s Consolidated Financial Statements.

3. Net Capital Requirements and Customer Protection Requirements
MarketAxess Corporation, a U.S. subsidiary, is a registered broker-dealer with the SEC and is a member of the Financial Industry Regulatory Authority (“FINRA”). MarketAxess Corporation claims exemption from SEC Rule 15c3-3, as it does not hold customer securities or funds on account, as defined. Pursuant to the Uniform Net Capital Rule under the Securities Exchange Act of 1934, MarketAxess Corporation is required to maintain minimum net capital, as defined, equal to the greater of $100,000 or 6 2/3% of aggregate indebtedness. MarketAxess Europe Limited, a U.K. subsidiary, is registered as a Multilateral Trading Facility with the Financial Services Authority (“FSA”) in the U.K. MarketAxess Canada Limited, a Canadian subsidiary, is registered as an Alternative Trading System dealer under the Securities Act of Ontario and is a member of the Investment Industry Regulatory Organization of Canada. MarketAxess Europe Limited and MarketAxess Canada Limited are subject to certain financial resource requirements of the FSA and the Ontario Securities Commission, respectively. The following table sets forth the capital requirements, as defined, that the Company’s subsidiaries were required to maintain as of March 31, 2011:

	MarketAxess	MarketAxess	MarketAxess
	Corporation	Europe Limited	Canada Limited
	(In thousands)
Net capital	$58,992	$25,068	$436
Minimum net capital required	1,182	3,833	283

Excess net capital	$57,810	$21,235	$153

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
4. Fair Value Measurements
The following table summarizes the valuation of the Company’s assets measured at fair value as categorized based on the hierarchy described in Note 2.

	Level 1	Level 2	Level 3	Total
	(In thousands)
As of March 31, 2011
Money market funds	$89,619	$—	$—	$89,619
Securities available-for-sale:
U.S. government obligations	—	51,125	—	51,125
Municipal securities	—	26,478	—	26,478
Corporate bonds	—	2,060	—	2,060
Foreign currency forward position	—	240	—	240

	$89,619	$79,903	$—	$169,522

As of December 31, 2010
Money market funds	$96,661	$—	$—	$96,661
Securities available-for-sale:
U.S. government obligations	—	41,351	—	41,351
Municipal securities	—	29,145	—	29,145
Corporate bonds	—	2,056	—	2,056
Foreign currency forward position	—	(337)	—	(337)

	$96,661	$72,215	$—	$168,876

Securities classified within Level 2 were valued using a market approach utilizing prices and other relevant information generated by market transactions involving comparable assets. The foreign currency forward contract is classified within Level 2 as the valuation inputs are based on quoted market prices.

The Company enters into foreign currency forward contracts with a noncontrolling stockholder broker-dealer client to hedge the exposure to variability in foreign currency cash flows resulting from the net investment in the Company’s U.K. subsidiary. The Company assesses each foreign currency forward contract to ensure that it is highly effective at reducing the exposure being hedged. The Company designates each foreign currency forward contract as a hedge, assesses the risk management objective and strategy, including identification of the hedging instrument, the hedged item and the risk exposure and how effectiveness is to be assessed prospectively and retrospectively. These hedges are for a one-month period and are used to limit exposure to foreign currency exchange rate fluctuations. The gross and net fair value asset of $0.2 million as of March 31, 2011 is included in accounts receivable and the gross and net fair value liability of $0.3 million as of December 31, 2010 is included in accounts payable, in the Consolidated Statements of Financial Condition. Gains or losses on foreign currency forward contracts designated as hedges are included in accumulated other comprehensive loss in the Consolidated Statements of Financial Condition. A summary of the foreign currency forward contract is as follows:

	As of
	March 31, 2011	December 31, 2010
	(In thousands)
Notional value	$26,225	$29,117
Fair value of notional	25,985	29,454

Gross and net fair value asset (liability)	$240	$(337)

The following is a summary of the Company’s securities available-for-sale:

		Gross	Gross	Estimated
	Amortized	unrealized	unrealized	fair
	cost	gains	losses	value
	(In thousands)
As of March 31, 2011
U.S. government obligations	$50,356	$836	$(67)	$51,125
Municipal securities	26,468	16	(6)	26,478
Corporate bonds	2,060	—	—	2,060

Total securities available-for-sale	$78,884	$852	$(73)	$79,663

As of December 31, 2010
U.S. government obligations	$40,383	$968	$—	$41,351
Municipal securities	29,150	14	(19)	29,145
Corporate bonds	2,056	—	—	2,056

Total securities available-for-sale	$71,589	$982	$(19)	$72,552

The following table summarizes the contractual maturities of securities available-for-sale:

	As of
	March 31, 2011	December 31, 2010
	(In thousands)
Less than one year	$24,354	$23,593
Due in 1 - 5 years	55,309	48,959

Total securities available-for-sale	$79,663	$72,552

Proceeds from the maturities of securities available-for-sale during the three months ended March 31, 2011 and 2010 were $4.3 million and $19.3 million, respectively.

The following table provides fair values and unrealized losses on securities available-for-sale and by the aging of the securities’ continuous unrealized loss position:

	Less than Twelve Months		Twelve Months or More		Total
	Estimated	Gross	Estimated	Gross	Estimated	Gross
	fair	unrealized	fair	unrealized	fair	unrealized
	value	losses	value	losses	value	losses
	(In thousands)
As of March 31, 2011
U.S. government obligations	$15,434	$(67)	$—	$—	$15,434	$(67)
Municipal securities	14,802	(6)	—	—	14,802	(6)
Corporate bonds	—	—	—	—	—	—

Total securities available-for-sale	$30,236	$(73)	$—	$—	$30,236	$(73)

As of December 31, 2010
U.S. government obligations	$—	$—	$—	$—	$—	$—
Municipal securities	18,218	(19)	—	—	18,218	(19)
Corporate bonds	—	—	—	—	—	—

Total securities available-for-sale	$18,218	$(19)	$—	$—	$18,218	$(19)

5. Goodwill and Intangible Assets
Goodwill and intangible assets principally relate to the acquisitions of Greenline Financial Technologies, Inc. in 2008 and Trade West Systems, LLC in 2007. Goodwill was $31.8 million as of both March 31, 2011 and December 31, 2010. Intangible assets that are subject to amortization, including the related accumulated amortization, are comprised of the following:

	March 31, 2011			December 31, 2010
		Accumulated	Net Carrying		Accumulated	Net Carrying
	Cost	Amortization	Amount	Cost	Amortization	Amount
	(In thousands)
Technology	$4,010	$(2,680)	$1,330	$4,010	$(2,505)	$1,505
Customer relationships	3,530	(1,687)	1,843	3,530	(1,584)	1,946
Non-competition agreements	1,260	(773)	487	1,260	(710)	550
Tradenames	590	(389)	201	590	(363)	227

Total	$9,390	$(5,529)	$3,861	$9,390	$(5,162)	$4,228

Amortization expense associated with identifiable intangible assets was $0.4 million for both the three months ended March 31, 2011 and 2010, respectively. Estimated total amortization expense is $1.5 million for 2011, $1.4 million for 2012, $0.5 million for 2013, $0.3 million for 2014 and $0.2 million for 2015.

6. Income Taxes
The provision for income taxes consists of the following:

	Three Months Ended March 31,
	2011	2010
	(In thousands)
Current:
Federal	$—	$164
State and local	246	(33)
Foreign	(206)	522

Total current provision	40	653

Deferred:
Federal	4,460	2,938
State and local	1,784	721
Foreign	602	72

Total deferred provision	6,846	3,731

Provision for income taxes	$6,886	$4,384

The following is a summary of the Company’s net deferred tax assets:

	As of
	March 31, 2011	December 31, 2010
	(In thousands)
Deferred tax assets and liabilities	$20,504	$20,062
Valuation allowance	(263)	(249)

Deferred tax assets, net	$20,241	$19,813

In April 2000, the Board of Directors initiated a warrant program that commenced on February 1, 2001. Under this program, the Company reserved for issuance 5,000,002 shares of common stock. The warrants were issued to certain broker-dealer stockholders (the “Warrant Holders”). The Warrant Holders were entitled to purchase shares of common stock from the Company at an exercise price of $.003. The warrants were issued to the Warrant Holders at the time that they made an equity investment in the Company. Allocations were based on each Warrant Holder’s respective commissions as a percentage of the total commissions from the six participating Warrant Holders, calculated on a quarterly basis. The final share allocations under the warrant program occurred on March 1, 2004. Shares allocated under the warrant program were expensed on a quarterly basis at fair market value. All of the warrants were exercised prior to 2008. Through December 31, 2009, the tax benefit on a portion of the tax deduction generated on the exercise of the warrants had not yet been recorded. During 2010, the Company recognized a portion of the tax benefits amounting to $11.4 million as an increase to additional paid-in-capital due to the utilization of the related tax loss carryforwards of $31.0 million. During the first quarter of 2011, the Company recognized the remaining portion of the tax benefit, amounting to $4.2 million, as an increase to additional paid-in-capital due to the expected utilization of the related tax loss carryforwards of $10.4 million.
The Company or one of its subsidiaries files U.S. federal, state and foreign income tax returns. No income tax returns have been audited, with the exception of New York state (through 2006) and Connecticut state (through 2003) tax returns. An examination of the Company’s New York state franchise tax returns for 2007 through 2009 is currently underway. The Company cannot estimate when the examination will conclude.
During the first quarter of 2011, the Company reached a settlement for a reimbursement claim on previously paid sales tax amounting to approximately $0.7 million. This amount has been reflected as a reduction of general and administrative expenses in the Consolidated Statements of Operations.

7. Related Party
The Company generates commissions, technology products and services revenues, information and user access fees, investment income and other income and related accounts receivable balances from the Stockholder Broker-Dealer Client or its affiliates. In addition, the Stockholder Broker-Dealer Client acts in an investment advisory, custodial and cash management capacity for the Company. The Company incurs investment advisory and bank fees in connection with these arrangements. The Company also maintained an account with and paid commissions to the Stockholder Broker-Dealer Client in connection with a 2010 share repurchase program. As of the dates and for the periods indicated below, the Company had the following balances and transactions with the Stockholder Broker-Dealer Client or its affiliates:

	As of
	March 31, 2011	December 31, 2010
	(In thousands)
Cash and cash equivalents	$110,496	$110,642
Securities and cash provided as collateral	4,066	4,049
Accounts receivable	1,245	829
Accounts payable	41	66

	Three Months Ended March 31,
	2011	2010
	(In thousands)
Commissions	$1,719	$1,357
Technology products and services	—	5
Information and user access fees	47	31
Investment income	25	13
Other income	17	16
General and administrative	20	27
8. Stock-Based Compensation Plans
Stock-based compensation expense for the three months ended March 31, 2011 and 2010 was as follows:

	Three Months Ended March 31,
	2011	2010
	(In thousands)
Employee:
Stock options	$295	$439
Restricted stock and performance shares	1,822	1,601

	2,117	2,040

Non-employee directors:
Stock options	—	54
Restricted stock	173	100

	173	154

Total stock-based compensation	$2,290	$2,194

The Company records stock-based compensation for employees in employee compensation and benefits and for non-employee directors in general and administrative expenses in the Consolidated Statements of Operations.

During the three months ended March 31, 2011, the Company granted to employees and non-employee directors a total of 334,882 options to purchase shares of common stock, 409,718 shares of restricted stock or restricted stock units and performance-based shares with an expected pay-out at target of 77,665 shares of common stock. Based on the Black-Scholes option pricing model, the weighted-average fair value for each option granted was $11.20 per share. The fair value of the restricted stock and performance-based share awards was based on a weighted-average grant date fair value per share of $21.58 and $21.56, respectively. As of March 31, 2011, the total unrecognized compensation costs related to non-vested awards was $21.5 million. That cost is expected to be recognized over a weighted-average period of 2.1 years.
9. Earnings Per Share
The following table sets forth the computation of basic and diluted earnings per common share.

	Three Months Ended March 31,
	2011	2010
	(In thousands, except per share amounts)
Basic EPS
Net income	$10,780	$6,701
Amount allocable to common shareholders	100.0%	90.6%

Net income applicable to common stock	$10,780	$6,069

Common stock — voting	33,921	31,040
Common stock — non-voting	2,586	2,586

Basic weighted average shares outstanding	36,507	33,626

Basic earnings per share	$0.30	$0.18

Diluted EPS
Net income	$10,780	$6,701

Basic weighted average shares outstanding	36,507	33,626
Effect of dilutive shares:
Series B Preferred Stock	—	3,500
Stock options, restricted stock and warrants	2,794	2,180

Diluted weighted average shares outstanding	39,301	39,306

Diluted earnings per share	$0.27	$0.17

Stock options, restricted stock and warrants totaling 0.3 million shares and 0.7 million shares for the three months ended March 31, 2011 and 2010, respectively, were excluded from the computation of diluted earnings per share because their effect would have been antidilutive. The computation of diluted shares can vary among periods due, in part, to the change in the average price of the Company’s common stock.

10. Commitments and Contingencies
The Company leases office space and equipment under non-cancelable lease agreements expiring at various dates through 2022. Office space leases are subject to escalation based on certain costs incurred by the landlord. Minimum rental commitments as of March 31, 2011 under such operating and capital leases were as follows:

	Operating	Capital
	Leases	Leases
	(In thousands)
Remainder of 2011	$1,344	$252
2012	1,810	335
2013	1,794	322
2014	1,760	42
2015	2,022	—
2016	2,035	—
Thereafter	10,191	—

Minimum lease payments	20,956	951
Less amount representing interest	—	94

	$20,956	$857

Rental expense was $0.6 million and $0.8 million for the three months ended March 31, 2011 and 2010, respectively, and is included in occupancy expenses in the Consolidated Statements of Operations. Rental expense has been recorded based on the total minimum lease payments after giving effect to rent abatement and concessions, which are being amortized on a straight-line basis over the life of the lease, and sublease income.
The Company entered into a sublease agreement on one of its leased properties through the April 2011 lease termination date. In 2008, the Company assigned the lease agreement on another leased property to a third party. The Company is contingently liable should the assignee default on future lease obligations through the November 2015 lease termination date. The aggregate amount of future lease obligations under these two arrangements was $1.7 million as of March 31, 2011.
The Company is contingently obligated for standby letters of credit that were issued to landlords for office space. The Company uses a U.S. government obligation as collateral for these standby letters of credit. This collateral is included with prepaid expenses and other assets in the Consolidated Statements of Financial Condition and had a fair market value and amortized cost of $3.5 million as of March 31, 2011 and December 31, 2010.
The Company, through two regulated subsidiaries, executes certain bond transactions between and among institutional investor and broker-dealer clients on a riskless principal basis by serving as counterparty to both the buyer and the seller in matching back-to-back trades, which are then settled through a third-party clearing organization. The Company acts as intermediary on a riskless principal basis in these bond transactions by serving as counterparty to the two clients involved. Settlement typically occurs within one to three trading days after the trade date. Cash settlement of the transaction occurs upon receipt or delivery of the underlying instrument that was traded. Under securities clearing agreements with the independent third party, the Company maintains a collateral deposit with the clearing broker in the form of cash. As of March 31, 2011, the collateral deposit included in prepaid expenses and other assets in the Consolidated Statements of Financial Condition was $0.9 million. The Company is exposed to credit risk in the event a counterparty does not fulfill its obligation to complete a transaction. Pursuant to the terms of the securities clearing agreements between the Company and the independent clearing broker, the clearing broker has the right to charge the Company for losses resulting from a counterparty’s failure to fulfill its contractual obligations. The losses are not capped at a maximum amount and apply to all trades executed through the clearing broker. At March 31, 2011, the Company had not recorded any liabilities with regard to this right.
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

11. Comprehensive Income
Comprehensive income was as follows:

	Three Months Ended March 31,
	2011	2010
	(In thousands)
Net income	$10,780	$6,701
Cumulative translation adjustment and foreign currency exchange hedge, net of taxes	(238)	(193)
Unrealized (loss) gain on securities available-for-sale, net of taxes	(110)	145

Total comprehensive income	$10,432	$6,653

12. Customer Concentration
During both the three months ended March 31, 2011 and 2010, no single client accounted for more than 10% of total revenue. One client accounted for 15.7% and 16.3% of trading volumes during the three months ended March 31, 2011 and 2010, respectively.
13. Series B Preferred Stock Conversion
During 2008, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with two funds managed by Technology Crossover Ventures (the “Purchasers”), pursuant to which the Company sold to the Purchasers (i) 35,000 shares of the Company’s Series B Preferred Stock, which shares were convertible into an aggregate of 3,500,000 shares of common stock, and (ii) warrants (the “Warrants” and, together with the Series B Preferred Stock, the “Securities”) to purchase an aggregate of 700,000 shares of common stock at an exercise price of $10.00 per share, for an aggregate purchase price of $35.0 million. The net proceeds, after the placement agent fee and legal fees, were $33.5 million. The Warrants may be exercised for cash or on a net exercise basis. The Warrants expire on the tenth anniversary of the date they were first issued and are subject to customary anti-dilution adjustments in the event of stock splits, reverse stock splits, stock dividends and similar transactions.
The shares of Series B Preferred Stock were convertible at any time by the holders thereof at a conversion price of $10.00 per share, subject to certain anti-dilution adjustments and also were subject to automatic conversion into shares of common stock if the closing price of the common stock was at least $17.50 on each trading day for a period of 65 consecutive trading days. On January 24, 2011, all of the shares of the Series B Preferred Stock were mandatorily and automatically converted into 3,499,999 shares of common stock. The Purchasers have the right to nominate one director to the Board of Directors of the Company if they beneficially own at least 1,750,000 shares of common stock.

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
Executive Overview
MarketAxess operates a leading electronic trading platform that allows investment industry professionals to efficiently trade corporate bonds and other types of fixed-income instruments. Our over 800 active institutional investor clients (firms that executed at least one trade in U.S. or European fixed-income securities through our electronic trading platform between April 2010 and March 2011) include investment advisers, mutual funds, insurance companies, public and private pension funds, bank portfolios, broker-dealers and hedge funds. Our 81 broker-dealer market-maker clients provide liquidity on the platform and include most of the leading broker-dealers in global fixed-income trading. The Company also executes certain bond transactions between and among institutional investor and broker-dealer clients on a riskless principal basis by serving as counterparty to both the buyer and the seller in matching back-to-back trades, which then settle through a third-party clearing organization. Through our Corporate BondTicker™ service, we provide fixed-income market data, analytics and compliance tools that help our clients make trading decisions. In addition, we provide FIX (Financial Information eXchange) message management tools, connectivity solutions and ancillary technology services that facilitate the electronic communication of order information between trading counterparties. Our revenues are primarily generated from the trading of U.S. high-grade corporate bonds.
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

On July 21, 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) was signed into law, marking the greatest change to financial supervision since the 1930’s. U.S. financial regulators are in the midst of an intense period of rulemaking to implement the provisions of the Dodd-Frank Act, and market participants will need to make strategic decisions in an environment of regulatory uncertainty. Among the most significant aspects of the derivatives section of the Dodd-Frank Act are mandatory clearing of certain derivatives transactions (“swaps”) through regulated central clearing organizations and mandatory trading of those swaps through either regulated exchanges or swap execution facilities, in each case, subject to certain key exceptions. As with other parts of the Dodd-Frank Act, many of the details of the new regulatory regime relating to swaps are left to the regulators to determine through rulemaking. Subject to such rulemaking, we currently expect to establish and operate a swap execution facility and/or a security-based swap execution facility.
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
Other Commissions. Commissions for other bond, asset-backed and preferred securities and credit default swap trades generally vary based on the type and the maturity of the instrument traded. We generally operate using standard fee schedules that may include both transaction fees and monthly distribution fees that are charged to the participating dealers.
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
General and Administrative. General and administrative expense consists primarily of general travel and entertainment, board of directors’ expenses, charitable contributions, provision for doubtful accounts, and various state franchise and U.K. value-added taxes.
Expenses may grow in the future, primarily due to investment in new products, notably in employee compensation and benefits, professional and consulting fees, and general and administrative expense. However, we believe that operating leverage can be achieved by increasing volumes in existing products and adding new products without substantial additions to our infrastructure.
Critical Accounting Estimates
This Management’s Discussion and Analysis of Financial Condition and Results of Operations discusses our Consolidated Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the United States, also referred to as U.S. GAAP. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the reported amounts of income and expenses during the reporting periods. We base our estimates and judgments on historical experience and on various other factors that we believe are reasonable under the circumstances. Actual results may differ from these estimates under varying assumptions or conditions. Note 2 of the Notes to our Consolidated Financial Statements includes a summary of the significant accounting policies and methods used in the preparation of our Consolidated Financial Statements. Other than the adoption of new authoritative guidance on revenue recognition for arrangements with multiple deliverables, there were no significant changes to our critical accounting policies and estimates during the three months ended March 31, 2011, as compared to those we disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2010. The adoption of the new revenue recognition guidance effective January 1, 2011 did not have a material impact on the Company’s Consolidated Financial Statements.
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

Results of Operations
Three Months Ended March 31, 2011 Compared to Three Months Ended March 31, 2010
Overview
Total revenues increased by $8.7 million or 25.0% to $43.6 million for the three months ended March 31, 2011, from $34.9 million for the three months ended March 31, 2010. This increase in total revenues was primarily due to an increase in commissions of $8.5 million.
Total expenses increased by $2.1 million or 9.0% to $25.9 million for the three months ended March 31, 2011, from $23.8 million for the three months ended March 31, 2010. The increase was primarily due to higher employee compensation and benefits of $2.3 million and professional and consulting fees of $0.7 million, offset by a decline in general and administrative expenses of $1.1 million.
Income before taxes increased by $6.6 million or 59.4% to $17.7 million for the three months ended March 31, 2011, from $11.1 million for the three months ended March 31, 2010. Net income increased by $4.1 million or 60.9% to $10.8 million for the three months ended March 31, 2011, from $6.7 million for three months ended March 31, 2010.
Revenues
Our revenues for the three months ended March 31, 2011 and 2010, and the resulting dollar and percentage changes, were as follows:

	Three Months Ended March 31,
	2011		2010
		% of		% of	$	%
	$	Revenues	$	Revenues	Change	Change
	($ in thousands)
Commissions	$37,785	86.6%	$29,307	84.0%	$8,478	28.9%
Technology products and services	3,108	7.1	3,164	9.1	(56)	(1.8)
Information and user access fees	1,689	3.9	1,634	4.7	55	3.4
Investment income	299	0.7	291	0.8	8	2.7
Other	728	1.7	488	1.4	240	49.2

Total revenues	$43,609	100.0%	$34,884	100.0%	$8,725	25.0%

Commissions. Our commission revenues for the three months ended March 31, 2011 and 2010, and the resulting dollar and percentage changes, were as follows:

	Three Months Ended March 31,
			$	%
	2011	2010	Change	Change
	($ in thousands)
Distribution fees
U.S. high-grade	$11,710	$8,981	$2,729	30.4%
Eurobond	3,475	3,267	208	6.4

Total distribution fees	15,185	12,248	2,937	24.0
Variable transaction fees
U.S. high-grade	14,668	10,795	3,873	35.9
Eurobond	1,142	2,225	(1,083)	(48.7)
Other	6,790	4,039	2,751	68.1

Total variable transaction fees	22,600	17,059	5,541	32.5

Total commissions	$37,785	$29,307	$8,478	28.9%

The $2.9 million increase in distribution fees for the three months ended March 31, 2011 compared to the three months ended March 31, 2010 is due principally to the migration of several U.S. broker-dealer market makers from an all-variable fee plan to a plan which incorporates a combination of a monthly distribution fee and variable transaction fees.

The following table shows the extent to which the increase in commissions for the three months ended March 31, 2011 was attributable to changes in transaction volumes, variable transaction fees per million and monthly distribution fees:

	Change from Three Months Ended March 31, 2010
	U.S.
	High-Grade	Eurobond	Other	Total
	(In thousands)
Volume increase (decrease)	$4,158	$(654)	$3,166	$6,670
Variable transaction fee per million (decrease)	(285)	(429)	(415)	(1,129)
Monthly distribution fees increase	2,729	208	—	2,937

Total commissions increase (decrease)	$6,602	$(875)	$2,751	$8,478

Our trading volumes for the three months ended March 31, 2011 and 2010 were as follows:

	Three Months Ended March 31,
			$	%
	2011	2010	Change	Change
Trading Volume Data (in millions)
U.S. high-grade — fixed rate	$82,267	$58,666	$23,601	40.2%
U.S. high-grade — floating rate	2,938	2,845	93	3.3

Total U.S. high-grade	85,205	61,511	23,694	38.5
Eurobond	11,313	16,019	(4,706)	(29.4)
Other	38,661	21,672	16,989	78.4

Total	$135,179	$99,202	$35,977	36.3%

Number of U.S. Trading Days	62	61
Number of U.K. Trading Days	63	63
For volume reporting purposes, transactions in foreign currencies are converted to U.S. dollars at average monthly rates. The 38.5% increase in U.S. high-grade volume was principally due to an increase in the Company’s estimated market share of total U.S. high-grade corporate bond volume as reported by FINRA TRACE from 7.9% for the three months ended March 31, 2010 to 9.9% for the three months ended March 31, 2011, coupled with an increase in overall market volume as measured by FINRA TRACE. Estimated FINRA TRACE U.S. high-grade volume increased by 10.9% to $862.8 billion for the three months ended March 31, 2011 from $778.0 billion for the three months ended March 31, 2010. Eurobond volumes decreased by 29.4% for the three months ended March 31, 2011 compared to the three months ended March 31, 2010. We believe that the decline in Eurobond volumes was due, in part, to continuing sovereign debt concerns that negatively impacted market conditions. Other volume increased by 78.4% for the three months ended March 31, 2011 compared to the three months ended March 31, 2010, primarily due to higher agency, emerging markets and high-yield bond volumes.
Our average variable transaction fee per million for the three months ended March 31, 2011 and 2010 was as follows:

	Three Months Ended March 31,
	2011	2010
Average Variable Transaction Fee Per Million
U.S. high-grade — fixed rate	$178	$183
U.S. high-grade — floating rate	17	27
Total U.S. high-grade	172	175
Eurobond	101	139
Other	176	186
All Products	167	172

The U.S. high-grade average variable transaction fee per million decreased slightly from $175 for the three months ended March 31, 2010 to $172 for the three months ended March 31, 2011. The Eurobond average variable transaction fee per million decreased from $139 for the three months ended March 31, 2010 to $101 for the three months ended March 31, 2011. In June 2010, we launched a click-to-trade protocol in the European market. In connection with the launch, the Eurobond fee plan was generally revised downward. Other average variable transaction fee per million decreased from $186 for the three months ended March 31, 2010 to $176 for the three months ended March 31, 2011, primarily due to a larger percentage of volume in products that carry lower fees per million, principally agency bonds.
Technology Products and Services. Technology products and services revenues decreased by $0.1 million or 1.8% to $3.1 million for the three months ended March 31, 2011, from $3.2 million for the three months ended March 31, 2010. The decrease was primarily a result of lower license purchase fees.
Information and User Access Fees. Information and user access fees increased by $0.1 million or 3.4% to $1.7 million for the three months ended March 31, 2011, from $1.6 million for the three months ended March 31, 2010.
Investment Income. Investment income was $0.3 million for both the three months ended March 31, 2011 and 2010.
Other. Other revenues increased by $0.2 million or 49.2% to $0.7 million for the three months ended March 31, 2011, from $0.5 million for the three months ended March 31, 2010. The increase was primarily attributable to higher initial set-up fees from new broker-dealer clients.
Expenses
Our expenses for the three months ended March 31, 2011 and 2010, and the resulting dollar and percentage changes were as follows:

	Three Months Ended March 31,
	2011		2010
		% of		% of	$	%
	$	Revenues	$	Revenues	Change	Change
	($ in thousands)
Employee compensation and benefits	$16,268	37.3%	$13,933	39.9%	$2,335	16.8%
Depreciation and amortization	1,562	3.6	1,616	4.6	(54)	(3.3)
Technology and communications	2,500	5.7	2,417	6.9	83	3.4
Professional and consulting fees	2,872	6.6	2,138	6.1	734	34.3
Occupancy	766	1.8	938	2.7	(172)	(18.3)
Marketing and advertising	974	2.2	628	1.8	346	55.1
General and administrative	1,001	2.3	2,129	6.1	(1,128)	(53.0)

Total expenses	$25,943	59.5%	$23,799	68.2%	$2,144	9.0%

Employee Compensation and Benefits. Employee compensation and benefits increased by $2.3 million or 16.8% to $16.3 million for the three months ended March 31, 2011, from $13.9 million for the three months ended March 31, 2010. This increase was primarily attributable to higher incentive compensation of $1.5 million due to improved operating performance and higher employer taxes and benefits of $0.5 million.
Depreciation and Amortization. Depreciation and amortization was $1.6 million for both the three months ended March 31, 2011 and 2010. For the three months ended March 31, 2011 and 2010, we capitalized $0.5 million and $2.9 million, respectively, of leasehold improvements and equipment purchases and $0.8 million and $0.5 million, respectively, of software development costs. The 2010 equipment and leasehold improvement expenditures included $2.4 million associated with the move of our corporate offices to new premises in New York City in the first quarter of 2010.

Technology and Communications. Technology and communications expenses increased by $0.1 million or 3.4% to $2.5 million for the three months ended March 31, 2011 from $2.4 million for the three months ended March 31, 2010. The increase was primarily attributable to higher expenses associated with production data.
Professional and Consulting Fees. Professional and consulting fees increased by $0.7 million or 34.3% to $2.9 million for the three months ended March 31, 2011, from $2.1 million for the three months ended March 31, 2010. The increase was principally due to higher legal expense associated with swap execution facility-related regulatory matters of $0.6 million and technology consulting costs of $0.3 million.
Occupancy. Occupancy costs decreased by $0.2 million or 18.3% to $0.8 million for the three months ended March 31, 2011, from $0.9 million for the three months ended March 31, 2010. Occupancy costs in 2010 included a two-month overlap in rental costs for both our old and new premises leased in New York City.
Marketing and Advertising. Marketing and advertising expenses increased by $0.3 million or 55.1% to $1.0 million for the three months ended March 31, 2011, from $0.6 million for the three months ended March 31, 2010. The increase was principally due to higher advertising costs and travel and entertainment expenses related to sales activities.
General and Administrative. General and administrative expenses decreased by $1.1 million or 53% to $1.0 million for the three months ended March 31, 2011, from $2.1 million for the three months ended March 31, 2010. During the first quarter of 2011, we reached a settlement for a reimbursement claim on previously paid sales tax amounting to approximately $0.7 million. The decrease in general and administrative expenses was primarily attributable to the sales tax credit coupled with a decline in the charge for doubtful accounts of $0.3 million.
Provision for Income Tax. For the three months ended March 31, 2011 and 2010, we recorded an income tax provision of $6.9 million and $4.4 million, respectively. The increase in the tax provision was primarily attributable to the $6.6 million increase in pre-tax income for the period. With the exception of the payment of certain foreign and state and local taxes, the provision for income taxes was a non-cash expense since we had available net operating loss carryforwards and tax credits to offset the cash payment of taxes.
Our consolidated effective tax rate for the three months ended March 31, 2011 was 39.0%, compared to 39.5% for the three months ended March 31, 2010. Our consolidated effective tax rate can vary from period to period depending on, among other factors, the geographic and business mix of our earnings and changes in tax legislation and tax rates. Due to our net deferred tax asset balance, a decrease in tax rates results in a reduction in our deferred tax balance and an increase in tax expense in the period in which the change occurs.
Liquidity and Capital Resources
During the past three years, we have met our cash needs through cash on hand, internally generated funds and the issuance of Series B Preferred Stock. Cash and cash equivalents and securities available-for-sale totaled $196.2 million at March 31, 2011. Other than equipment-related capital lease obligations amounting to $0.9 million as of March 31, 2011, we have no long-term or short-term debt and do not maintain bank lines of credit.
Our cash flows were as follows:

	Three Months Ended March 31,
	2011	2010
	(In thousands)
Net cash provided by (used in) operating activities	$1,066	$(81)
Net cash (used in) provided by investing activities	(8,662)	4,789
Net cash (used in) financing activities	(436)	(3,198)
Effect of exchange rate changes on cash and cash equivalents	(395)	(299)

Net (decrease) increase for the period	$(8,427)	$1,211

We define free cash flow as cash flow from operating activities less expenditures for furniture, equipment and leasehold improvements and capitalized software development costs. For the 12 months ended March 31, 2011 and 2010, free cash flow was $60.2 million and $36.3 million, respectively. Free cash flow is a non-GAAP financial measure. The Company believes that this non-GAAP financial measure, when taken into consideration with the corresponding GAAP financial measures, is important in gaining an understanding of the Company’s financial strength and cash flow generation.

Net cash provided by operating activities was $1.1 million for the three months ended March 31, 2011 compared to net cash used in operating activities of $0.1 million for the three months ended March 31, 2010. The $1.1 million increase in net cash provided by operating activities was primarily due to an increase in net income of $4.1 million and higher non-cash deferred income taxes of $0.7 million, offset by an increase in cash used for working capital of $3.3 million. During the three months ended March 31, 2011, annual bonus payments were $16.7 million compared to $14.1 million for the three months ended March 31, 2010.
Net cash used in investing activities was $8.7 million for the three months ended March 31, 2011 compared to net cash provided by investing activities of $4.8 million for the three months ended March 31, 2010. Net purchases of securities available-for-sale were $7.3 million for the three months ended March 31, 2011 compared to net maturities of $8.1 million for the three months ended March 31, 2010. Capital expenditures were $1.3 million and $3.4 million for the three months ended March 31, 2011 and 2010, respectively. Leasehold improvements and equipment expenditures in 2010 included $2.4 million associated with the move of our corporate offices to new premises in New York City in the first quarter of 2010.
Net cash used in financing activities was $0.4 million for the three months ended March 31, 2011 compared to $3.2 million for the three months ended March 31, 2010. The $2.8 million decrease in net cash used in financing activities was principally due to an increase in windfall tax benefits on stock-based compensation of $2.5 million and an increase in the proceeds from the exercise of stock options and grants of restricted stock of $1.0 million, offset by an increase of $0.7 million in cash dividends paid in 2011 on common stock.
Past trends of cash flows are not necessarily indicative of future cash flow levels. A decrease in cash flows may have a material adverse effect on our liquidity, business and financial condition.
Other Factors Influencing Liquidity and Capital Resources
We are dependent on our broker-dealer clients, who are not restricted from buying and selling fixed-income securities with institutional investors, either directly or through their own proprietary or third-party platforms. None of our broker-dealer clients is contractually or otherwise obligated to continue to use our electronic trading platform. The loss of, or a significant reduction in the use of our electronic platform by, our broker-dealer clients could reduce our cash flows, affect our liquidity and have a material adverse effect on our business, financial condition and results of operations.
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
We have three regulated subsidiaries, MarketAxess Corporation, MarketAxess Europe Limited and MarketAxess Canada Ltd. MarketAxess Corporation is a registered broker-dealer in the U.S., MarketAxess Europe Limited is a registered multilateral trading facility in the U.K. and MarketAxess Canada Ltd. is a registered Alternative Trading System in the Province of Ontario. As such, they are subject to minimum regulatory capital requirements imposed by their respective market regulators that are intended to ensure general financial soundness and liquidity based on certain minimum capital requirements. The relevant regulations prohibit a registrant from repaying borrowings from its parent or affiliates, paying cash dividends, making loans to its parent or affiliates or otherwise entering into transactions that result in a significant reduction in its regulatory net capital position without prior notification to or approval from its principal regulator. The capital structures of our subsidiaries are designed to provide each with capital and liquidity consistent with its business and regulatory requirements. Subject to rulemaking pursuant to the Dodd-Frank Act, we currently expect to establish and operate a swap execution facility and/or a security-based swap execution facility and we will be required to maintain an additional amount of minimum net capital in connection with such facilities. The following table sets forth the capital requirements, as defined, that the Company’s subsidiaries were required to maintain as of March 31, 2011:

	MarketAxess	MarketAxess	MarketAxess
	Corporation	Europe Limited	Canada Limited
	(In thousands)
Net capital	$58,992	$25,068	$436
Minimum net capital required	1,182	3,833	283

Excess net capital	$57,810	$21,235	$153

We execute certain bond transactions between and among institutional investor and broker-dealer clients on a riskless principal basis by serving as counterparty to both the buyer and the seller in matching back-to-back trades, which are then settled through a third-party clearing organization. We act as intermediary on a riskless principal basis in these bond transactions by serving as counterparty to the two clients involved. Settlement typically occurs within one to three trading days after the trade date. Cash settlement of the transaction occurs upon receipt or delivery of the underlying instrument that was traded. Under securities clearing agreements with the independent third party, we maintain collateral deposits with the clearing broker in the form of cash or U.S. government securities. As of March 31, 2011, the collateral deposits included in prepaid expenses and other assets in the Consolidated Statements of Financial Condition were $0.9 million. We are exposed to credit risk in the event a counterparty does not fulfill its obligation to complete a transaction. Pursuant to the terms of the securities clearing agreements between us and the independent clearing broker, the clearing broker has the right to charge us for losses resulting from a counterparty’s failure to fulfill its contractual obligations. The losses are not capped at a maximum amount and apply to all trades executed through the clearing broker. At March 31, 2011, we have not recorded any liabilities with regard to this right.
In the ordinary course of business, we enter into contracts that contain a variety of representations, warranties and general indemnifications. Our maximum exposure from any claims under these arrangements is unknown, as this would involve claims that have not yet occurred. However, based on past experience, we expect the risk of loss to be remote.
In October 2009, our Board of Directors approved our first regular quarterly dividend of $0.07 per share. The quarterly cash dividend was increased to $0.09 per share in the first quarter of 2011. In April 2011, our Board of Directors approved a quarterly cash dividend of $0.09 per share, which will be paid on May 25, 2011 to stockholders of record as of the close of business on May 11, 2011. We expect the total amount payable to be approximately $3.4 million. We expect to continue paying regular cash dividends, although there is no assurance as to such dividends. Any future declaration and payment of dividends will be at the sole discretion of our Board of Directors.
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
Contractual Obligations and Commitments
There was no significant change in our contractual obligations and commitments for the three months ended March 31, 2011.

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

As of March 31, 2011, we had a $79.7 million investment in securities available-for-sale. Adverse movements, such as a 10% decrease in the value of these securities or a downturn or disruption in the markets for these securities, could result in a substantial loss. In addition, principal gains and losses resulting from these securities could on occasion have a disproportionate effect, positive or negative, on our financial condition and results of operations for any particular reporting period.
Interest Rate Risk
Interest rate risk represents our exposure to interest rate changes with respect to the money market instruments, U.S. Treasury obligations and fixed-income securities in which we invest. As of March 31, 2011, our cash and cash equivalents and securities available-for-sale amounted to $196.2 million and were primarily in money market instruments, U.S. government obligations and municipal securities. We do not maintain an inventory of bonds that are traded on our platform.
Derivative Risk
Our limited derivative risk stems from our activities in the foreign currency forward contract market. We use this market to mitigate our U.S. dollar versus Pound Sterling exposure that arises from the activities of our U.K. subsidiary. As of March 31, 2011, the notional value of our foreign currency forward contract was $26.2 million. We do not speculate in any derivative instruments.
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
(a) Evaluation of Disclosure Controls and Procedures. Our management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our “disclosure controls and procedures” as that term is defined in Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of March 31, 2011. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective to ensure that information required to be disclosed by MarketAxess in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and to ensure that information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
(b) Changes in Internal Control Over Financial Reporting. There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2011 identified in connection with the evaluation thereof by our management, including the Chief Executive Officer and Chief Financial Officer, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — Other Information

Item 1.	Legal Proceedings
None.

Item 1A.	Risk Factors
Risks that could have a negative impact on our business, results of operations and financial condition include: the level and intensity of competition in the fixed-income electronic trading industry and the pricing pressures that may result; the variability of our growth rate; the rapidly evolving nature of the electronic financial services industry; the level of trading volume transacted on the MarketAxess platform; potential fluctuations in our operating results, which may cause our stock price to decline; the absolute level and direction of interest rates and the corresponding volatility in the corporate fixed-income market; our ability to develop new products and offerings and the market’s acceptance of those products; our exposure to risk resulting from non-performance by counterparties to transactions executed between our clients in which we act as an intermediary in matching back-to-back trades; our dependence on our broker-dealer clients and institutional investor clients; technology failures, security breaches or rapid technology changes that may harm our business; our ability to enter into strategic alliances and to acquire other businesses and successfully integrate them with our business; extensive government regulation; continuing international expansion that may present economic and regulatory challenges; and our future capital needs and our ability to obtain capital when needed. This list is intended to identify only certain of the principal factors that could have a material adverse impact on our business, results of operations and financial condition. A more detailed description of each of these and other important risk factors can be found under the caption “Risk Factors” in our most recent Form 10-K for the year ended December 31, 2010. There have been no material changes to the risk factors described in such Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Recent Sales of Unregistered Securities
None.
Issuer Purchases of Equity Securities
During the quarter ended March 31, 2011, we repurchased the following shares of common stock:

			Total Number of	Dollar Value of
			Shares Purchased	Shares That May
	Total Number of	Average Price	as Part of Publicly	Yet Be Purchased
Period	Shares Purchased	Paid per Share	Announced Plans	Under the Plans
				(In thousands)
January 1, 2011 — January 31, 2011	181,939	$19.54	—	$—
February 1, 2011 — February 28, 2011	54,774	13.60	—	—
March 1, 2011 — March 31, 2011	4,507	22.04	—	—

	241,220	$18.24	—

During the three months ended March 31, 2011, a total of 205,448 shares were surrendered by employees to us to satisfy the exercise price and employee withholding tax obligations upon the vesting of restricted shares and exercise of stock options and 35,772 shares of unvested restricted shares were repurchased upon the termination of employment or failure to meet performance conditions.

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

MARKETAXESS HOLDINGS INC.
Date: April 28, 2011	By:	/s/ RICHARD M. MCVEY
Richard M. McVey
Chief Executive Officer (principal executive officer)

Date: April 28, 2011	By:	/s/ ANTONIO L. DELISE
Antonio L. DeLise
Chief Financial Officer (principal financial and accounting officer)