Form 10-Q
period 2011-06-30
MARKETAXESS HOLDINGS INC
filed 2011-07-27
CIK 1278021

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2011
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of July 26, 2011, the number of shares of the Registrant’s voting common stock outstanding was 35,418,713 and the number of shares of the Registrant’s non-voting common stock was 2,585,654.

MARKETAXESS HOLDINGS INC.
FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2011

PART I — Financial Information

Item 1.	Financial Statements
MARKETAXESS HOLDINGS INC.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Unaudited)

	As of
	June 30,	December 31,
	2011	2010
	(In thousands, except share
	and per share amounts)
ASSETS
Cash and cash equivalents	$135,768	$124,994
Securities available-for-sale, at fair value	75,696	72,552
Accounts receivable, net of allowance of $77 and $427 as of June 30, 2011 and December 31, 2010, respectively	34,494	25,682
Deferred tax assets, net	14,296	19,813
Goodwill and intangible assets, net of accumulated amortization	35,278	36,012
Furniture, equipment, leasehold improvements and capitalized software, net of accumulated depreciation and amortization	13,409	12,545
Prepaid expenses and other assets	12,326	7,923

Total assets	$321,267	$299,521

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities
Accrued employee compensation	$11,931	$17,791
Deferred revenue	4,443	4,571
Accounts payable, accrued expenses and other liabilities	12,036	12,368

Total liabilities	28,410	34,730

Commitments and Contingencies (Note 10)	—	—

Series B Preferred Stock, $0.001 par value, 35,000 shares authorized; zero and 35,000 issued and outstanding as of June 30, 2011 and December 31, 2010, respectively	—	30,315

Stockholders’ equity
Preferred stock, $0.001 par value, 4,855,000 shares authorized, no shares issued and outstanding as of June 30, 2011 and December 31, 2010	—	—
Series A Preferred Stock, $0.001 par value, 110,000 shares authorized, no shares issued and outstanding as of June 30, 2011 and December 31, 2010	—	—
Common stock voting, $0.003 par value, 110,000,000 shares authorized, 36,728,696 shares and 35,945,001 shares issued and 35,424,955 shares and 31,141,261 shares outstanding as of June 30, 2011 and December 31, 2010, respectively	110	108
Common stock non-voting, $0.003 par value, 10,000,000 shares authorized, 2,585,654 shares issued and outstanding as of June 30, 2011 and December 31, 2010	9	9
Additional paid-in capital	332,121	340,615
Treasury stock — Common stock voting, at cost, 1,303,741 shares and 4,803,740 shares as of June 30, 2011 and December 31, 2010, respectively	(18,998)	(70,000)
Accumulated deficit	(18,692)	(34,605)
Accumulated other comprehensive loss	(1,693)	(1,651)

Total stockholders’ equity	292,857	234,476

Total liabilities and stockholders’ equity	$321,267	$299,521

The accompanying notes are an integral part of these consolidated financial statements.

MARKETAXESS HOLDINGS INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(In thousands, except per share amounts)
Revenues
Commissions
U.S. high-grade	$26,830	$20,249	$53,208	$40,025
Eurobond	4,606	4,669	9,223	10,161
Other	7,640	4,542	14,430	8,581

Total commissions	39,076	29,460	76,861	58,767
Technology products and services	3,984	3,251	7,092	6,415
Information and user access fees	1,719	1,722	3,408	3,356
Investment income	310	315	609	606
Other	702	578	1,430	1,066

Total revenues	45,791	35,326	89,400	70,210

Expenses
Employee compensation and benefits	15,104	14,189	31,372	28,122
Depreciation and amortization	1,627	1,622	3,189	3,238
Technology and communications	2,724	2,353	5,224	4,770
Professional and consulting fees	2,665	1,990	5,537	4,128
Occupancy	708	707	1,474	1,645
Marketing and advertising	1,248	759	2,222	1,387
General and administrative	1,810	1,850	2,811	3,979

Total expenses	25,886	23,470	51,829	47,269

Income before income taxes	19,905	11,856	37,571	22,941
Provision for income taxes	7,968	4,687	14,854	9,071

Net income	$11,937	$7,169	$22,717	$13,870

Net income per common share
Basic	$0.32	$0.19	$0.62	$0.37
Diluted	$0.30	$0.18	$0.58	$0.35

Cash dividends declared per common share	$0.09	$0.07	$0.18	$0.14

Weighted average common shares
Basic	36,762	33,733	36,635	33,679
Diluted	39,490	39,514	39,396	39,409
The accompanying notes are an integral part of these consolidated financial statements.

MARKETAXESS HOLDINGS INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
AND ACCUMULATED OTHER COMPREHENSIVE LOSS
FOR THE SIX MONTHS ENDED JUNE 30, 2011
(Unaudited)

				Treasury
		Common		Stock -		Accumu-	Total
	Common	Stock	Additional	Common	Accumu-	lated Other	Stock-
	Stock	Non-	Paid-In	Stock	lated	Comprehen-	holders’
	Voting	Voting	Capital	Voting	Deficit	sive Loss	Equity
	(In thousands)
Balance at December 31. 2010	$108	$9	$340,615	$(70,000)	$(34,605)	$(1,651)	$234,476
Comprehensive income:
Net income	—	—	—	—	22,717	—	22,717
Cumulative translation adjustment and foreign currency exchange hedge, net of tax	—	—	—	—	—	(324)	(324)
Unrealized net gain on securities available-for-sale, net of tax	—	—	—	—	—	282	282

Total comprehensive income							22,675
Stock-based compensation	—	—	3,099	—	—	—	3,099
Exercise of stock options and grants of restricted stock, net of surrenders on stock option exercises and tax on stock vesting	2	—	1,921	—	—	—	1,923
Cash dividend on common stock	—	—	—	—	(6,804)	—	(6,804)
Conversion of Series B Preferred Stock to common stock voting	—	—	(20,687)	51,002	—	—	30,315
Tax benefit from the exercise of warrants in prior years	—	—	4,239	—	—	—	4,239
Windfall tax benefits from stock-based compensation	—	—	2,934	—	—	—	2,934

Balance at June 30, 2011	$110	$9	$332,121	$(18,998)	$(18,692)	$(1,693)	$292,857

The accompanying notes are an integral part of these consolidated financial statements.

MARKETAXESS HOLDINGS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2011	2010
	(In thousands)
Cash flows from operating activities
Net income	$22,717	$13,870
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,189	3,238
Stock-based compensation expense	3,099	4,500
Deferred taxes	9,777	7,233
Provision for bad debts	(122)	305
Changes in operating assets and liabilities
(Increase) in accounts receivable	(8,690)	(1,246)
(Increase) in prepaid expenses and other assets	(4,378)	(11)
(Decrease) in accrued employee compensation	(5,860)	(6,649)
(Decrease) increase in deferred revenue	(128)	17
(Decrease) increase in accounts payable, accrued expenses and other liabilities	(195)	1,300

Net cash provided by operating activities	19,409	22,557

Cash flows from investing activities
Securities available-for-sale:
Proceeds from maturities	9,873	29,214
Purchases	(12,556)	(31,363)
Purchases of furniture, equipment and leasehold improvements	(1,516)	(3,824)
Capitalization of software development costs	(1,790)	(821)
Other	(25)	77

Net cash (used in) investing activities	(6,014)	(6,717)

Cash flows from financing activities
Cash dividend on common stock and Series B Preferred Stock	(6,804)	(5,381)
Proceeds from exercise of stock options and grants of restricted stock, net of surrenders on stock option exercises and withholding tax on stock vesting	1,923	(234)
Windfall tax benefits from stock-based compensation	2,934	478
Other	(137)	(8)

Net cash (used in) financing activities	(2,084)	(5,145)

Effect of exchange rate changes on cash and cash equivalents	(537)	(510)

Cash and cash equivalents
Net increase for the period	10,774	10,185
Beginning of year	124,994	103,341

End of period	$135,768	$113,526

Supplemental cash flow information
Cash paid during the period:
Income taxes paid	$5,980	$1,064

Non-cash activity:
Converion of Series B Preferred Stock to common stock	$30,315	$—
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

The Company assesses whether an other-than-temporary impairment loss on the investments has occurred due to declines in fair value or other market conditions. The portion of an other-than-temporary impairment related to credit loss is recorded as a charge in the Consolidated Statements of Operations. The remainder is recognized in other comprehensive loss if the Company does not intend to sell the security and it is more likely than not that the Company will not be required to sell the security prior to recovery. No charges for other-than-temporary losses were recorded during the six months ended June 30, 2011 and 2010.
Fair Value Financial Instruments
Fair value is defined as “the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.” A three-tiered fair value hierarchy for determining fair value has been established that prioritizes inputs to valuation techniques used in fair value calculations. The three levels of inputs are defined as Level 1 (unadjusted quoted prices for identical assets or liabilities in active markets), Level 2 (inputs that are observable in the marketplace other than those inputs classified in Level 1) and Level 3 (inputs that are unobservable in the marketplace). The Company’s financial assets and liabilities measured at fair value on a recurring basis consist of its money market funds, securities available-for-sale portfolio and one foreign currency forward contract.
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
Revenues from contracts for technology integration consulting services are recognized on the percentage-of-completion method. Percentage-of-completion accounting involves calculating the percentage of services provided during the reporting period compared to the total estimated services to be provided over the duration of the contract. If estimates indicate that a contract loss will occur, a loss provision is recorded in the period in which the loss first becomes probable and reasonably estimable. Contract losses are determined to be the amount by which the estimated direct and indirect costs of the contract exceed the estimated total revenues that will be generated by the contract. There were no contract loss provisions recorded as of June 30, 2011 and 2010. Revenues recognized in excess of billings are recorded as unbilled services within other assets. Billings in excess of revenues recognized are recorded as deferred revenues until revenue recognition criteria are met.
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

3. Net Capital Requirements and Customer Protection Requirements
MarketAxess Corporation, a U.S. subsidiary, is a registered broker-dealer with the SEC and is a member of the Financial Industry Regulatory Authority (“FINRA”). MarketAxess Corporation claims exemption from SEC Rule 15c3-3, as it does not hold customer securities or funds on account, as defined. Pursuant to the Uniform Net Capital Rule under the Securities Exchange Act of 1934, MarketAxess Corporation is required to maintain minimum net capital, as defined, equal to the greater of $100,000 or 6 2/3% of aggregate indebtedness. MarketAxess Europe Limited, a U.K. subsidiary, is registered as a Multilateral Trading Facility with the Financial Services Authority (“FSA”) in the U.K. MarketAxess Canada Limited, a Canadian subsidiary, is registered as an Alternative Trading System dealer under the Securities Act of Ontario and is a member of the Investment Industry Regulatory Organization of Canada. MarketAxess Europe Limited and MarketAxess Canada Limited are subject to certain financial resource requirements of the FSA and the Ontario Securities Commission, respectively. The following table sets forth the capital requirements, as defined, that the Company’s subsidiaries were required to maintain as of June 30, 2011:

	MarketAxess	MarketAxess	MarketAxess
	Corporation	Europe Limited	Canada Limited
	(In thousands)
Net capital	$67,079	$25,099	$425
Minimum net capital required	1,908	3,284	285

Excess net capital	$65,171	$21,815	$140

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
4. Fair Value Measurements
The following table summarizes the valuation of the Company’s assets measured at fair value as categorized based on the hierarchy described in Note 2.

	Level 1	Level 2	Level 3	Total
	(In thousands)
As of June 30, 2011
Money market funds	$107,192	$—	$—	$107,192
Securities available-for-sale:
U.S. government obligations	—	51,753	—	51,753
Municipal securities	—	21,895	—	21,895
Corporate bonds	—	2,048	—	2,048
Foreign currency forward position	—	(60)	—	(60)

	$107,192	$75,636	$—	$182,828

As of December 31, 2010
Money market funds	$96,661	$—	$—	$96,661
Securities available-for-sale:
U.S. government obligations	—	41,351	—	41,351
Municipal securities	—	29,145	—	29,145
Corporate bonds	—	2,056	—	2,056
Foreign currency forward position	—	(337)	—	(337)

	$96,661	$72,215	$—	$168,876

Securities classified within Level 2 were valued using a market approach utilizing prices and other relevant information generated by market transactions involving comparable assets. The foreign currency forward contract is classified within Level 2 as the valuation inputs are based on quoted market prices. There were no financial assets classified within Level 3 during 2011 and 2010.

The Company enters into foreign currency forward contracts with a noncontrolling stockholder broker-dealer client to hedge the exposure to variability in foreign currency cash flows resulting from the net investment in the Company’s U.K. subsidiary. The Company assesses each foreign currency forward contract to ensure that it is highly effective at reducing the exposure being hedged. The Company designates each foreign currency forward contract as a hedge, assesses the risk management objective and strategy, including identification of the hedging instrument, the hedged item and the risk exposure and how effectiveness is to be assessed prospectively and retrospectively. These hedges are for a one-month period and are used to limit exposure to foreign currency exchange rate fluctuations. The gross and net fair value liability of $0.1 million and $0.3 million as of June 30, 2011 and December 31, 2010, respectively, is included in accounts payable in the Consolidated Statements of Financial Condition. Gains or losses on foreign currency forward contracts designated as hedges are included in accumulated other comprehensive loss in the Consolidated Statements of Financial Condition. A summary of the foreign currency forward contract is as follows:

	As of
	June 30, 2011	December 31, 2010
	(In thousands)
Notional value	$26,872	$29,117
Fair value of notional	26,932	29,454

Gross and net fair value (liability)	$(60)	$(337)

The following is a summary of the Company’s securities available-for-sale:

		Gross	Gross	Estimated
	Amortized	unrealized	unrealized	fair
	cost	gains	losses	value
	(In thousands)
As of June 30, 2011
U.S. government obligations	$50,344	$1,409	$—	$51,753
Municipal securities	21,887	13	(5)	21,895
Corporate bonds	2,042	6	—	2,048

Total securities available-for-sale	$74,273	$1,428	$(5)	$75,696

As of December 31, 2010
U.S. government obligations	$40,383	$968	$—	$41,351
Municipal securities	29,150	14	(19)	29,145
Corporate bonds	2,056	—	—	2,056

Total securities available-for-sale	$71,589	$982	$(19)	$72,552

The following table summarizes the contractual maturities of securities available-for-sale:

	As of
	June 30, 2011	December 31, 2010
	(In thousands)
Less than one year	$21,378	$23,593
Due in 1 - 5 years	54,318	48,959

Total securities available-for-sale	$75,696	$72,552

Proceeds from the maturities of securities available-for-sale during the six months ended June 30, 2011 and 2010 were $9.9 million and $29.2 million, respectively.

The following table provides fair values and unrealized losses on securities available-for-sale and by the aging of the securities’ continuous unrealized loss position:

	Less than Twelve Months		Twelve Months or More		Total
	Estimated	Gross	Estimated	Gross	Estimated	Gross
	fair	unrealized	fair	unrealized	fair	unrealized
	value	losses	value	losses	value	losses
	(In thousands)
As of June 30, 2011
U.S. government obligations	$—	$—	$—	$—	$—	$—
Municipal securities	10,623	(5)	—	—	10,623	(5)
Corporate bonds	—	—	—	—	—	—

Total securities available-for-sale	$10,623	$(5)	$—	$—	$10,623	$(5)

As of December 31, 2010
U.S. government obligations	$—	$—	$—	$—	$—	$—
Municipal securities	18,218	(19)	—	—	18,218	(19)
Corporate bonds	—	—	—	—	—	—

Total securities available-for-sale	$18,218	$(19)	$—	$—	$18,218	$(19)

5. Goodwill and Intangible Assets
Goodwill and intangible assets principally relate to the acquisitions of Greenline Financial Technologies, Inc. in 2008 and Trade West Systems, LLC in 2007. Goodwill was $31.8 million as of both June 30, 2011 and December 31, 2010. Intangible assets that are subject to amortization, including the related accumulated amortization, are comprised of the following:

	June 30, 2011			December 31, 2010
		Accumulated	Net Carrying		Accumulated	Net Carrying
	Cost	Amortization	Amount	Cost	Amortization	Amount
	(In thousands)
Technology	$4,010	$(2,854)	$1,156	$4,010	$(2,505)	$1,505
Customer relationships	3,530	(1,791)	1,739	3,530	(1,584)	1,946
Non-competition agreements	1,260	(836)	424	1,260	(710)	550
Tradenames	590	(415)	175	590	(363)	227

Total	$9,390	$(5,897)	$3,493	$9,390	$(5,162)	$4,228

Amortization expense associated with identifiable intangible assets was $0.7 million and $0.8 million for the six months ended June 30, 2011 and 2010, respectively. Estimated total amortization expense is $1.5 million for 2011, $1.4 million for 2012, $0.5 million for 2013, $0.3 million for 2014 and $0.2 million for 2015.

6. Income Taxes
The provision for income taxes consists of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(In thousands)
Current:
Federal	$—	$242	$—	$406
State and local	1,674	1	1,920	(32)
Foreign	713	488	507	1,010

Total current provision	2,387	731	2,427	1,384

Deferred:
Federal	4,905	3,231	9,365	6,169
State and local	1,168	764	2,952	1,485
Foreign	(492)	(39)	110	33

Total deferred provision	5,581	3,956	12,427	7,687

Provision for income taxes	$7,968	$4,687	$14,854	$9,071

The following is a summary of the Company’s net deferred tax assets:

	As of
	June 30, 2011	December 31, 2010
	(In thousands)
Deferred tax assets and liabilities	$14,566	$20,062
Valuation allowance	(270)	(249)

Deferred tax assets, net	$14,296	$19,813

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

7. Related Party
The Company generates commissions, technology products and services revenues, information and user access fees, investment income and other income and related accounts receivable balances from the Stockholder Broker-Dealer Client or its affiliates. In addition, the Stockholder Broker-Dealer Client acts in an investment advisory, custodial and cash management capacity for the Company. The Company incurs bank fees in connection with these arrangements. The Company also maintained an account with and paid commissions to the Stockholder Broker-Dealer Client in connection with a 2010 share repurchase program. As of the dates and for the periods indicated below, the Company had the following balances and transactions with the Stockholder Broker-Dealer Client or its affiliates:

	As of
	June 30, 2011	December 31, 2010
	(In thousands)
Cash and cash equivalents	$124,585	$110,642
Securities and cash provided as collateral	4,063	4,049
Accounts receivable	1,713	829
Accounts payable	15	66

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(In thousands)
Commissions	$1,503	$1,381	$3,223	$2,738
Technology products and services	45	5	45	11
Information and user access fees	46	22	93	53
Investment income	22	22	47	35
Other income	17	15	33	31
General and administrative	20	17	40	44
8. Stock-Based Compensation Plans
Stock-based compensation expense for the three and six months ended June 30, 2011 and 2010 was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(In thousands)
Employee:
Stock options	$(168)	$432	$127	$871
Restricted stock and performance shares	860	1,777	2,682	3,378

	692	2,209	2,809	4,249

Non-employee directors:
Stock options	—	29	—	83
Restricted stock	117	68	290	168

	117	97	290	251

Total stock-based compensation	$809	$2,306	$3,099	$4,500

The Company records stock-based compensation for employees in employee compensation and benefits and for non-employee directors in general and administrative expenses in the Consolidated Statements of Operations. In conjunction with the June 2011 resignation of the Company’s President, unvested stock options, restricted stock and performance shares were canceled and previously recorded expense amounting to $1.4 million was reversed.

During the six months ended June 30, 2011, the Company granted to employees a total of 340,771 options to purchase shares of common stock, 409,718 shares of restricted stock or restricted stock units and performance-based shares with an expected pay-out at target of 77,665 shares of common stock. Based on the Black-Scholes option pricing model, the weighted-average fair value for each option granted was $11.29 per share. The fair value of the restricted stock and performance-based share awards was based on a weighted-average grant date fair value per share of $21.58 and $21.56, respectively. As of June 30, 2011, the total unrecognized compensation costs related to non-vested awards was $15.4 million. That cost is expected to be recognized over a weighted-average period of 1.9 years.
9. Earnings Per Share
The following table sets forth the computation of basic and diluted earnings per common share.

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(In thousands, except per share amounts)
Basic EPS
Net income	$11,937	$7,169	$22,717	$13,870
Amount allocable to common shareholders	100.0%	90.6%	100.0%	90.6%

Net income applicable to common stock	$11,937	$6,493	$22,717	$12,564

Common stock — voting	34,176	31,147	34,049	31,093

Common stock — non-voting	2,586	2,586	2,586	2,586

Basic weighted average shares outstanding	36,762	33,733	36,635	33,679

Basic earnings per share	$0.32	$0.19	$0.62	$0.37

Diluted EPS
Net income	$11,937	$7,169	$22,717	$13,870

Basic weighted average shares outstanding	36,762	33,733	36,635	33,679
Effect of dilutive shares:
Series B Preferred Stock	—	3,500	—	3,500
Stock options, restricted stock and warrants	2,728	2,281	2,761	2,230

Diluted weighted average shares outstanding	39,490	39,514	39,396	39,409

Diluted earnings per share	$0.30	$0.18	$0.58	$0.35

Stock options, restricted stock and warrants totaling 0.3 million shares and 0.5 million shares for the three months ended June 30, 2011 and 2010, respectively, and 0.3 million shares and 0.6 million shares for the six months ended June 30, 2011 and 2010, respectively, were excluded from the computation of diluted earnings per share because their effect would have been antidilutive. The computation of diluted shares can vary among periods due, in part, to the change in the average price of the Company’s common stock.

10. Commitments and Contingencies
The Company leases office space and equipment under non-cancelable lease agreements expiring at various dates through 2022. Office space leases are subject to escalation based on certain costs incurred by the landlord. Minimum rental commitments as of June 30, 2011 under such operating and capital leases were as follows:

	Operating	Capital
	Leases	Leases
	(In thousands)
Remainder of 2011	$893	$168
2012	1,810	335
2013	1,794	322
2014	1,761	42
2015	2,022	—
2016	2,035	—
Thereafter	10,192	—

Minimum lease payments	20,507	867
Less amount representing interest	—	78

	$20,507	$789

Rental expense was $1.2 million and $1.5 million for the six months ended June 30, 2011 and 2010, respectively, and is included in occupancy expenses in the Consolidated Statements of Operations. Rental expense has been recorded based on the total minimum lease payments after giving effect to rent abatement and concessions, which are being amortized on a straight-line basis over the life of the lease, and sublease income.
In 2008, the Company assigned the lease agreement on a leased property to a third party. The Company is contingently liable should the assignee default on future lease obligations through the November 2015 lease termination date. The aggregate amount of future lease obligations under this arrangement was $1.6 million as of June 30, 2011.
The Company is contingently obligated for standby letters of credit that were issued to landlords for office space. The Company uses a U.S. government obligation as collateral for these standby letters of credit. This collateral is included with prepaid expenses and other assets in the Consolidated Statements of Financial Condition and had a fair market value and amortized cost of $3.5 million as of June 30, 2011 and December 31, 2010.
The Company, through two regulated subsidiaries, executes certain bond transactions between and among institutional investor and broker-dealer clients on a riskless principal basis by serving as counterparty to both the buyer and the seller in matching back-to-back trades, which are then settled through a third-party clearing organization. The Company acts as intermediary on a riskless principal basis in these bond transactions by serving as counterparty to the two clients involved. Settlement typically occurs within one to three trading days after the trade date. Cash settlement of the transaction occurs upon receipt or delivery of the underlying instrument that was traded. Under securities clearing agreements with the independent third party, the Company maintains a collateral deposit with the clearing broker in the form of cash. As of June 30, 2011, the collateral deposit included in prepaid expenses and other assets in the Consolidated Statements of Financial Condition was $0.9 million. The Company is exposed to credit risk in the event a counterparty does not fulfill its obligation to complete a transaction. Pursuant to the terms of the securities clearing agreements between the Company and the independent clearing broker, the clearing broker has the right to charge the Company for losses resulting from a counterparty’s failure to fulfill its contractual obligations. The losses are not capped at a maximum amount and apply to all trades executed through the clearing broker. At June 30, 2011, the Company had not recorded any liabilities with regard to this right.
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

11. Comprehensive Income
Comprehensive income was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(In thousands)
Net income	$11,937	$7,169	$22,717	$13,870
Cumulative translation adjustment and foreign currency exchange hedge, net of taxes	(86)	(124)	(324)	(317)
Unrealized gain on securities available-for-sale, net of taxes	392	429	282	574

Total comprehensive income	$12,243	$7,474	$22,675	$14,127

12. Customer Concentration
During both the six months ended June 30, 2011 and 2010, no single client accounted for more than 10% of total revenue. One client accounted for 15.7% and 15.5% of trading volumes during the six months ended June 30, 2011 and 2010, respectively.
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
Executive Overview
MarketAxess operates a leading electronic trading platform that allows investment industry professionals to efficiently trade corporate bonds and other types of fixed-income instruments. Our over 850 active institutional investor clients (firms that executed at least one trade in U.S. or European fixed-income securities through our electronic trading platform between July 2010 and June 2011) include investment advisers, mutual funds, insurance companies, public and private pension funds, bank portfolios, broker-dealers and hedge funds. Our 81 broker-dealer market-maker clients provide liquidity on the platform and include most of the leading broker-dealers in global fixed-income trading. The Company also executes certain bond transactions between and among institutional investor and broker-dealer clients on a riskless principal basis by serving as counterparty to both the buyer and the seller in matching back-to-back trades, which then settle through a third-party clearing organization. Through our Corporate BondTicker™ service, we provide fixed-income market data, analytics and compliance tools that help our clients make trading decisions. In addition, we provide FIX (Financial Information eXchange) message management tools, connectivity solutions and ancillary technology services that facilitate the electronic communication of order information between trading counterparties. Our revenues are primarily generated from the trading of U.S. high-grade corporate bonds.
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
Critical Accounting Estimates
This Management’s Discussion and Analysis of Financial Condition and Results of Operations discusses our Consolidated Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the United States, also referred to as U.S. GAAP. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the reported amounts of income and expenses during the reporting periods. We base our estimates and judgments on historical experience and on various other factors that we believe are reasonable under the circumstances. Actual results may differ from these estimates under varying assumptions or conditions. Note 2 of the Notes to our Consolidated Financial Statements includes a summary of the significant accounting policies and methods used in the preparation of our Consolidated Financial Statements. Other than the adoption of new authoritative guidance on revenue recognition for arrangements with multiple deliverables, there were no significant changes to our critical accounting policies and estimates during the six months ended June 30, 2011, as compared to those we disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2010. The adoption of the new revenue recognition guidance effective January 1, 2011 did not have a material impact on the Company’s Consolidated Financial Statements.
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

Results of Operations
Three Months Ended June 30, 2011 Compared to Three Months Ended June 30, 2010
Overview
Total revenues increased by $10.5 million or 29.6% to $45.8 million for the three months ended June 30, 2011, from $35.3 million for the three months ended June 30, 2010. This increase in total revenues was primarily due to an increase in commissions of $9.6 million and technology products and services revenues of $0.7 million.
Total expenses increased by $2.4 million or 10.3% to $25.9 million for the three months ended June 30, 2011, from $23.5 million for the three months ended June 30, 2010. This increase was primarily due to higher employee compensation and benefits of $0.9 million, professional and consulting fees of $0.7 million and marketing and advertising expenses of $0.5 million.
Income before taxes increased by $8.0 million or 67.9% to $19.9 million for the three months ended June 30, 2011, from $11.9 million for the three months ended June 30, 2010. Net income increased by $5.0 million or 69.6% to $12.2 million for the three months ended June 30, 2011, from $7.2 million for three months ended June 30, 2010.
Revenues
Our revenues for the three months ended June 30, 2011 and 2010, and the resulting dollar and percentage changes, were as follows:

	Three Months Ended June 30,
	2011		2010
		% of		% of	$	%
	$	Revenues	$	Revenues	Change	Change
	($ in thousands)
Commissions	$39,076	85.3%	$29,460	83.4%	$9,616	32.6%
Technology products and services	3,984	8.7	3,251	9.2	733	22.5
Information and user access fees	1,719	3.8	1,722	4.9	(3)	(0.2)
Investment income	310	0.7	315	0.9	(5)	(1.6)
Other	702	1.5	578	1.6	124	21.5

Total revenues	$45,791	100.0%	$35,326	100.0%	$10,465	29.6%

Commissions. Our commission revenues for the three months ended June 30, 2011 and 2010, and the resulting dollar and percentage changes, were as follows:

	Three Months Ended June 30,
			$	%
	2011	2010	Change	Change
	($ in thousands)
Distribution fees
U.S. high-grade	$11,941	$9,256	$2,685	29.0%
Eurobond	3,659	3,016	643	21.3

Total distribution fees	15,600	12,272	3,328	27.1
Variable transaction fees
U.S. high-grade	14,889	10,993	3,896	35.4
Eurobond	947	1,653	(706)	(42.7)
Other	7,640	4,542	3,098	68.2

Total variable transaction fees	23,476	17,188	6,288	36.6

Total commissions	$39,076	$29,460	$9,616	32.6%

The $3.3 million increase in distribution fees for the three months ended June 30, 2011 compared to the three months ended June 30, 2010 is due principally to the migration of several U.S. broker-dealer market makers from an all-variable fee plan to a plan which incorporates a combination of a monthly distribution fee and variable transaction fees, and the addition of several new U.S. and European broker-dealer market makers to the trading platform.
The following table shows the extent to which the increase in commissions for the three months ended June 30, 2011 was attributable to changes in transaction volumes, variable transaction fees per million and monthly distribution fees:

	Change from Three Months Ended June 30, 2010
	U.S.
	High-Grade	Eurobond	Other	Total
	(In thousands)
Volume increase (decrease)	$4,296	$(356)	$2,437	$6,065
Variable transaction fee per million (decrease) increase	(400)	(350)	661	223
Monthly distribution fees increase	2,685	643	—	3,328

Total commissions increase (decrease)	$6,581	$(63)	$3,098	$9,616

Our trading volumes for the three months ended June 30, 2011 and 2010 were as follows:

	Three Months Ended June 30,
			$	%
	2011	2010	Change	Change
Trading Volume Data (in millions)
U.S. high-grade — fixed rate	$77,077	$55,829	$21,248	38.1%
U.S. high-grade — floating rate	3,825	2,341	1,484	63.4

Total U.S. high-grade	80,902	58,170	22,732	39.1
Eurobond	9,998	12,739	(2,741)	(21.5)
Other	42,061	27,372	14,689	53.7

Total	$132,961	$98,281	$34,680	35.3%

Number of U.S. Trading Days	63	63
Number of U.K. Trading Days	60	61
For volume reporting purposes, transactions in foreign currencies are converted to U.S. dollars at average monthly rates. The 39.1% increase in U.S. high-grade volume was principally due to an increase in the Company’s estimated market share of total U.S. high-grade corporate bond volume as reported by FINRA TRACE from 8.1% for the three months ended June 30, 2010 to 11.1% for the three months ended June 30, 2011. Estimated FINRA TRACE U.S. high-grade volume increased slightly to $729.8 billion for the three months ended June 30, 2011 from $720.3 billion for the three months ended June 30, 2010. Eurobond volumes decreased by 21.5% for the three months ended June 30, 2011 compared to the three months ended June 30, 2010. We believe that the decline in Eurobond volumes was due, in part, to continuing sovereign debt concerns that negatively impacted market conditions. Other volume increased by 53.7% for the three months ended June 30, 2011 compared to the three months ended June 30, 2010, primarily due to higher agency, emerging markets and high-yield bond volumes.

Our average variable transaction fee per million for the three months ended June 30, 2011 and 2010 was as follows:

	Three Months Ended June 30,
	2011	2010
Average Variable Transaction Fee Per Million
U.S. high-grade — fixed rate	$192	$196
U.S. high-grade — floating rate	22	23
Total U.S. high-grade	184	189
Eurobond	95	130
Other	182	166
All Products	177	175
The U.S. high-grade average variable transaction fee per million decreased slightly from $189 for the three months ended June 30, 2010 to $184 for the three months ended June 30, 2011. The decline was primarily due to the migration of several U.S. broker-dealer market makers from an all-variable fee plan to a plan that incorporates a combination of a monthly distribution fee and variable transaction fees, coupled with a decline in the average years to maturity of U.S. high-grade bonds traded over the platform. The Eurobond average variable transaction fee per million decreased from $130 for the three months ended June 30, 2010 to $95 for the three months ended June 30, 2011. In June 2010, we launched a click-to-trade protocol in the European market. In connection with the launch, the Eurobond fee plan was generally revised downward. Other average variable transaction fee per million increased from $166 for the three months ended June 30, 2010 to $182 for the three months ended June 30, 2011, primarily due to improved fee capture for high-yield and emerging markets trading.
Technology Products and Services. Technology products and services revenues increased by $0.7 million or 22.5% to $4.0 million for the three months ended June 30, 2011, from $3.3 million for the three months ended June 30, 2010. The increase was primarily a result of higher technology integration consulting fees.
Information and User Access Fees. Information and user access fees were $1.7 million for both the three months ended June 30, 2011 and 2010.
Investment Income. Investment income was $0.3 million for both the three months ended June 30, 2011 and 2010.
Other. Other revenues increased by $0.1 million or 21.5% to $0.7 million for the three months ended June 30, 2011, from $0.6 million for the three months ended June 30, 2010.

Expenses
Our expenses for the three months ended June 30, 2011 and 2010, and the resulting dollar and percentage changes were as follows:

	Three Months Ended June 30,
	2011		2010
		% of		% of	$	%
	$	Revenues	$	Revenues	Change	Change
	($ in thousands)
Employee compensation and benefits	$15,104	33.0%	$14,189	40.2%	$915	6.4%
Depreciation and amortization	1,627	3.6	1,622	4.6	5	0.3
Technology and communications	2,724	5.9	2,353	6.7	371	15.8
Professional and consulting fees	2,665	5.8	1,990	5.6	675	33.9
Occupancy	708	1.5	707	2.0	1	0.1
Marketing and advertising	1,248	2.7	759	2.1	489	64.4
General and administrative	1,810	4.0	1,850	5.2	(40)	(2.2)

Total expenses	$25,886	56.5%	$23,470	66.4%	$2,416	10.3%

Employee Compensation and Benefits. Employee compensation and benefits increased by $0.9 million or 6.4% to $15.1 million for the three months ended June 30, 2011, from $14.2 million for the three months ended June 30, 2010. This increase was primarily attributable to higher incentive compensation of $1.9 million due to improved operating performance and higher wages of $0.4 million, offset by a decline in stock-based compensation expense of $1.5 million. In conjunction with the June 2011 resignation of the Company’s President, unvested stock options, restricted stock and performance shares were canceled and previously recorded expense amounting to $1.4 million was reversed.
Depreciation and Amortization. Depreciation and amortization was $1.6 million for both the three months ended June 30, 2011 and 2010. For the three months ended June 30, 2011 and 2010, we capitalized $1.0 million and $0.9 million, respectively, of leasehold improvements and equipment purchases and $0.9 million and $0.4 million, respectively, of software development costs. The 2010 equipment and leasehold improvement expenditures included $0.5 million associated with the move of our corporate offices to new premises in New York City in the first quarter of 2010.
Technology and Communications. Technology and communications expenses increased by $0.4 million or 15.8% to $2.7 million for the three months ended June 30, 2011 from $2.4 million for the three months ended June 30, 2010. The increase was primarily attributable to higher telecommunication expenses.
Professional and Consulting Fees. Professional and consulting fees increased by $0.7 million or 33.9% to $2.7 million for the three months ended June 30, 2011, from $2.0 million for the three months ended June 30, 2010. The increase was principally due to higher technology consulting costs of $0.4 million.
Occupancy. Occupancy costs were $0.7 million for both the three months ended June 30, 2011 and 2010.
Marketing and Advertising. Marketing and advertising expenses increased by $0.5 million or 64.4% to $1.2 million for the three months ended June 30, 2011, from $0.8 million for the three months ended June 30, 2010. The increase was principally due to higher travel and entertainment expenses related to sales activities and higher advertising costs.
General and Administrative. General and administrative expenses decreased slightly to $1.8 million for the three months ended June 30, 2011, from $1.9 million for the three months ended June 30, 2010.
Provision for Income Tax. For the three months ended June 30, 2011 and 2010, we recorded an income tax provision of $8.0 million and $4.7 million, respectively. The increase in the tax provision was primarily attributable to the $8.0 million increase in pre-tax income for the period. With the exception of certain foreign and state and local taxes, the provision for income taxes was a non-cash expense since we had net operating loss and tax credit carryforwards available to offset taxable income.

Our consolidated effective tax rate for the three months ended June 30, 2011 was 40.0%, compared to 39.5% for the three months ended June 30, 2010. Our consolidated effective tax rate can vary from period to period depending on, among other factors, the geographic and business mix of our earnings and changes in tax legislation and tax rates. Due to our net deferred tax asset balance, a decrease in tax rates results in a reduction in our deferred tax balance and an increase in tax expense in the period in which the change occurs.
Six Months Ended June 30, 2011 Compared to Six Months Ended June 30, 2010
Overview
Total revenues increased by $19.2 million or 27.3% to $89.4 million for the six months ended June 30, 2011, from $70.2 million for the six months ended June 30, 2010. This increase in total revenues was primarily due to an increase in commissions of $18.1 million and technology products and services revenues of $0.7 million.
Total expenses increased by $4.6 million or 9.6% to $51.8 million for the six months ended June 30, 2011, from $47.3 million for the six months ended June 30, 2010. This increase was primarily due to higher employee compensation and benefits of $3.3 million and professional and consulting fees of $1.4 million, offset by a decline in general and administrative expenses of $1.2 million.
Income before taxes increased by $14.6 million or 63.8% to $37.6 million for the six months ended June 30, 2011, from $22.9 million for the six months ended June 30, 2010. Net income increased by $8.8 million or 63.8% to $22.7 million for the six months ended June 30, 2011, from $13.9 million for six months ended June 30, 2010.
Revenues
Our revenues for the six months ended June 30, 2011 and 2010, and the resulting dollar and percentage changes, were as follows:

	Six Months Ended June 30,
	2011		2010
		% of		% of	$	%
	$	Revenues	$	Revenues	Change	Change
	($ in thousands)
Commissions	$76,861	86.0%	$58,767	83.7%	$18,094	30.8%
Technology products and services	7,092	7.9	6,415	9.1	677	10.6
Information and user access fees	3,408	3.8	3,356	4.8	52	1.5
Investment income	609	0.7	606	0.9	3	0.5
Other	1,430	1.6	1,066	1.5	364	34.1

Total revenues	$89,400	100.0%	$70,210	100.0%	$19,190	27.3%

Commissions. Our commission revenues for the six months ended June 30, 2011 and 2010, and the resulting dollar and percentage changes, were as follows:

	Six Months Ended June 30,
			$	%
	2011	2010	Change	Change
	($ in thousands)
Distribution fees
U.S. high-grade	$23,651	$18,238	$5,413	29.7%
Eurobond	7,134	6,282	852	13.6

Total distribution fees	30,785	24,520	6,265	25.6
Variable transaction fees
U.S. high-grade	29,557	21,787	7,770	35.7
Eurobond	2,089	3,879	(1,790)	(46.1)
Other	14,430	8,581	5,849	68.2

Total variable transaction fees	46,076	34,247	11,829	34.5

Total commissions	$76,861	$58,767	$18,094	30.8%

The $6.3 million increase in distribution fees for the six months ended June 30, 2011 compared to the six months ended June 30, 2010 is due principally to the migration of several U.S. broker-dealer market makers from an all-variable fee plan to a plan which incorporates a combination of a monthly distribution fee and variable transaction fees, and the addition of several new U.S. and European broker-dealer market makers to the trading platform.
The following table shows the extent to which the increase in commissions for the six months ended June 30, 2011 was attributable to changes in transaction volumes, variable transaction fees per million and monthly distribution fees:

	Change from Six Months Ended June 30, 2010
	U.S.
	High-Grade	Eurobond	Other	Total
	(In thousands)
Volume increase (decrease)	$8,451	$(1,004)	$5,543	$12,253
Variable transaction fee per million (decrease) increase	(681)	(786)	306	(424)
Monthly distribution fees increase	5,413	852	—	6,265

Total commissions increase (decrease)	$13,183	$(938)	$5,849	$18,094

Our trading volumes for the six months ended June 30, 2011 and 2010 were as follows:

	Six Months Ended June 30,
			$	%
	2011	2010	Change	Change
Trading Volume Data (in millions)
U.S. high-grade — fixed rate	$159,344	$114,495	$44,849	39.2%
U.S. high-grade — floating rate	6,763	5,186	1,577	30.4

Total U.S. high-grade	166,107	119,681	46,426	38.8
Eurobond	21,311	28,758	(7,447)	(25.9)
Other	80,722	49,044	31,678	64.6

Total	$268,140	$197,483	$70,657	35.8%

Number of U.S. Trading Days	125	124
Number of U.K. Trading Days	123	124

For volume reporting purposes, transactions in foreign currencies are converted to U.S. dollars at average monthly rates. The 38.8% increase in U.S. high-grade volume was principally due to an increase in the Company’s estimated market share of total U.S. high-grade corporate bond volume as reported by FINRA TRACE from 8.0% for the six months ended June 30, 2010 to 10.4% for the six months ended June 30, 2011, coupled with an increase in overall market volume as measured by FINRA TRACE. Estimated FINRA TRACE U.S. high-grade volume increased by 6.3% to $1.59 trillion for the six months ended June 30, 2011 from $1.50 trillion for the six months ended June 30, 2010. Eurobond volumes decreased by 25.9% for the six months ended June 30, 2011 compared to the six months ended June 30, 2010. We believe that the decline in Eurobond volumes was due, in part, to continuing sovereign debt concerns that negatively impacted market conditions. Other volume increased by 64.6% for the six months ended June 30, 2011 compared to the six months ended June 30, 2010, primarily due to higher agency, emerging markets and high-yield bond volumes.
Our average variable transaction fee per million for the six months ended June 30, 2011 and 2010 was as follows:

	Six Months Ended June 30,
	2011	2010
Average Variable Transaction Fee Per Million
U.S. high-grade — fixed rate	$185	$189
U.S. high-grade — floating rate	20	25
Total U.S. high-grade	178	182
Eurobond	98	135
Other	179	175
All Products	172	173
The U.S. high-grade average variable transaction fee per million decreased slightly from $182 for the six months ended June 30, 2010 to $178 for the six months ended June 30, 2011. The decline was primarily due to the migration of several U.S. broker-dealer market makers from an all-variable fee plan to a plan which incorporates a combination of a monthly distribution fee and variable transaction fees. The Eurobond average variable transaction fee per million decreased from $135 for the six months ended June 30, 2010 to $98 for the six months ended June 30, 2011. In June 2010, we launched a click-to-trade protocol in the European market. In connection with the launch, the Eurobond fee plan was generally revised downward. Other average variable transaction fee per million increased from $175 for the six months ended June 30, 2010 to $179 for the six months ended June 30, 2011, primarily due to improved fee capture for high-yield and emerging markets trading.
Technology Products and Services. Technology products and services revenues increased by $0.7 million or 10.6% to $7.1 million for the six months ended June 30, 2011, from $6.4 million for the six months ended June 30, 2010. The increase was primarily a result of higher technology integration consulting fees.
Information and User Access Fees. Information and user access fees were $3.4 million for both the six months ended June 30, 2011 and 2010.
Investment Income. Investment income was $0.6 million for both the six months ended June 30, 2011 and 2010.
Other. Other revenues increased by $0.4 million or 34.1% to $1.4 million for the six months ended June 30, 2011, from $1.1 million for the six months ended June 30, 2010. The increase was primarily attributable to higher initial set-up fees from new broker-dealer clients.

Expenses
Our expenses for the six months ended June 30, 2011 and 2010, and the resulting dollar and percentage changes were as follows:

	Six Months Ended June 30,
	2011		2010
		% of		% of	$	%
	$	Revenues	$	Revenues	Change	Change
	($ in thousands)
Employee compensation and benefits	$31,372	35.1%	$28,122	40.1%	$3,250	11.6%
Depreciation and amortization	3,189	3.6	3,238	4.6	(49)	(1.5)
Technology and communications	5,224	5.8	4,770	6.8	454	9.5
Professional and consulting fees	5,537	6.2	4,128	5.9	1,409	34.1
Occupancy	1,474	1.6	1,645	2.3	(171)	(10.4)
Marketing and advertising	2,222	2.5	1,387	2.0	835	60.2
General and administrative	2,811	3.1	3,979	5.7	(1,168)	(29.4)

Total expenses	$51,829	58.0%	$47,269	67.3%	$4,560	9.6%

Employee Compensation and Benefits. Employee compensation and benefits increased by $3.3 million or 11.6% to $31.4 million for the six months ended June 30, 2011, from $28.1 million for the six months ended June 30, 2010. This increase was primarily attributable to higher incentive compensation of $3.4 million due to improved operating performance and higher wages and employer taxes and benefits aggregating $1.3 million, offset by a decline in stock-based compensation expense of $1.4 million. In conjunction with the June 2011 resignation of the Company’s President, unvested stock options, restricted stock and performance shares were canceled and previously recorded expense amounting to $1.4 million was reversed.
Depreciation and Amortization. Depreciation and amortization was $3.2 million for both the six months ended June 30, 2011 and 2010. For the six months ended June 30, 2011 and 2010, we capitalized $1.5 million and $3.8 million, respectively, of leasehold improvements and equipment purchases and $1.8 million and $0.8 million, respectively, of software development costs. The 2010 equipment and leasehold improvement expenditures included $2.4 million associated with the move of our corporate offices to new premises in New York City in the first quarter of 2010.
Technology and Communications. Technology and communications expenses increased by $0.5 million or 9.5% to $5.2 million for the six months ended June 30, 2011 from $4.8 million for the six months ended June 30, 2010. The increase was primarily attributable to higher production data costs and telecommunication expenses.
Professional and Consulting Fees. Professional and consulting fees increased by $1.4 million or 34.1% to $5.5 million for the six months ended June 30, 2011, from $4.1 million for the six months ended June 30, 2010. The increase was due to higher legal expense, principally associated with swap execution facility-related regulation of $0.8 million and technology consulting costs of $0.7 million.
Occupancy. Occupancy costs decreased by $0.2 million or 10.4% to $1.5 million for the six months ended June 30, 2011, from $1.6 million for the six months ended June 30, 2010. Occupancy costs in 2010 included a two-month overlap in rental costs for both our old and new premises leased in New York City.
Marketing and Advertising. Marketing and advertising expenses increased by $0.8 million or 60.2% to $2.2 million for the six months ended June 30, 2011, from $1.4 million for the six months ended June 30, 2010. The increase was principally due to higher travel and entertainment expenses related to sales activities and higher advertising costs.
General and Administrative. General and administrative expenses decreased by $1.2 million or 29.4% to $2.8 million for the six months ended June 30, 2011, from $4.0 million for the six months ended June 30, 2010. During the first quarter of 2011, we reached a settlement for a reimbursement claim on previously paid sales tax amounting to approximately $0.7 million. The decrease in general and administrative expenses was primarily attributable to the sales tax credit coupled with a decline in the charge for doubtful accounts of $0.4 million.

Provision for Income Tax. For the six months ended June 30, 2011 and 2010, we recorded an income tax provision of $14.9 million and $9.1 million, respectively. The increase in the tax provision was primarily attributable to the $14.6 million increase in pre- tax income for the period. With the exception of certain foreign and state and local taxes, the provision for income taxes was a non-cash expense since we had net operating loss and tax credit carryforwards available to offset taxable income.
Our consolidated effective tax rate for both the six months ended June 30, 2011 and June 30, 2010 was 39.5%. Our consolidated effective tax rate can vary from period to period depending on, among other factors, the geographic and business mix of our earnings and changes in tax legislation and tax rates. Due to our net deferred tax asset balance, a decrease in tax rates results in a reduction in our deferred tax balance and an increase in tax expense in the period in which the change occurs.
Liquidity and Capital Resources
During the past three years, we have met our cash needs through cash on hand, internally generated funds and the issuance of Series B Preferred Stock. Cash and cash equivalents and securities available-for-sale totaled $211.5 million at June 30, 2011. Other than equipment-related capital lease obligations amounting to $0.8 million as of June 30, 2011, we have no long-term or short-term debt and do not maintain bank lines of credit.
Our cash flows were as follows:

	Six Months Ended June 30,
	2011	2010
	(In thousands)
Net cash provided by operating activities	$19,409	$22,557
Net cash (used in) investing activities	(6,014)	(6,717)
Net cash (used in) financing activities	(2,084)	(5,145)
Effect of exchange rate changes on cash and cash equivalents	(537)	(510)

Net increase for the period	$10,774	$10,185

We define free cash flow as cash flow from operating activities less expenditures for furniture, equipment and leasehold improvements and capitalized software development costs. For the 12 months ended June 30, 2011 and 2010, free cash flow was $55.2 million and $50.5 million, respectively. Free cash flow is a non-GAAP financial measure. The Company believes that this non-GAAP financial measure, when taken into consideration with the corresponding GAAP financial measures, is important in gaining an understanding of the Company’s financial strength and cash flow generation.
Net cash provided by operating activities was $19.4 million for the six months ended June 30, 2011 compared to $22.6 million for the six months ended June 30, 2010. The $3.1 million decrease in net cash provided by operating activities was primarily due to an increase in cash used for working capital of $12.7 million and lower non-cash stock based compensation expense of $1.4 million, offset by an increase in net income of $8.8 million and higher non-cash deferred income taxes of $2.5 million. During the six months ended June 30, 2011, annual bonus payments were $16.7 million compared to $14.1 million for the six months ended June 30, 2010. We expect to fully utilize the balance of our unrestricted U.S. net operating loss carryforward during 2011, which would result in an increase in cash paid for income taxes in 2011 and subsequent years. During the six months ended June 30, 2011, cash paid for income taxes was $6.0 million compared to $1.1 million for the six months ended June 30, 2010.
Net cash used in investing activities was $6.0 million for the six months ended June 30, 2011 compared to $6.7 million for the six months ended June 30, 2010. Net purchases of securities available-for-sale were $2.7 million for the six months ended June 30, 2011 compared to net maturities of $2.1 million for the six months ended June 30, 2010. Capital expenditures were $3.3 million and $4.6 million for the six months ended June 30, 2011 and 2010, respectively. Leasehold improvements and equipment expenditures in 2010 included $2.4 million associated with the move of our corporate offices to new premises in New York City in the first quarter of 2010.
Net cash used in financing activities was $2.1 million for the six months ended June 30, 2011 compared to $5.1 million for the six months ended June 30, 2010. The $3.1 million decrease in net cash used in financing activities was principally due to an increase in windfall tax benefits on stock-based compensation of $2.5 million and an increase in the proceeds from the exercise of stock options and grants of restricted stock of $1.9 million, offset by an increase of $1.4 million in cash dividends paid in 2011 on common stock.

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
We have three regulated subsidiaries, MarketAxess Corporation, MarketAxess Europe Limited and MarketAxess Canada Ltd. MarketAxess Corporation is a registered broker-dealer in the U.S., MarketAxess Europe Limited is a registered multilateral trading facility in the U.K. and MarketAxess Canada Ltd. is a registered Alternative Trading System in the Province of Ontario. As such, they are subject to minimum regulatory capital requirements imposed by their respective market regulators that are intended to ensure general financial soundness and liquidity based on certain minimum capital requirements. The relevant regulations prohibit a registrant from repaying borrowings from its parent or affiliates, paying cash dividends, making loans to its parent or affiliates or otherwise entering into transactions that result in a significant reduction in its regulatory net capital position without prior notification to or approval from its principal regulator. The capital structures of our subsidiaries are designed to provide each with capital and liquidity consistent with its business and regulatory requirements. Subject to rulemaking pursuant to the Dodd-Frank Act, we currently expect to establish and operate a swap execution facility and/or a security-based swap execution facility and we will be required to maintain an additional amount of minimum net capital in connection with such facilities. The following table sets forth the capital requirements, as defined, that the Company’s subsidiaries were required to maintain as of June 30, 2011:

	MarketAxess	MarketAxess	MarketAxess
	Corporation	Europe Limited	Canada Limited
	(In thousands)
Net capital	$67,079	$25,099	$425
Minimum net capital required	1,908	3,284	285

Excess net capital	$65,171	$21,815	$140

We execute certain bond transactions between and among institutional investor and broker-dealer clients on a riskless principal basis by serving as counterparty to both the buyer and the seller in matching back-to-back trades, which are then settled through a third-party clearing organization. We act as intermediary on a riskless principal basis in these bond transactions by serving as counterparty to the two clients involved. Settlement typically occurs within one to three trading days after the trade date. Cash settlement of the transaction occurs upon receipt or delivery of the underlying instrument that was traded. Under securities clearing agreements with the independent third party, we maintain collateral deposits with the clearing broker in the form of cash or U.S. government securities. As of June 30, 2011, the collateral deposits included in prepaid expenses and other assets in the Consolidated Statements of Financial Condition were $0.9 million. We are exposed to credit risk in the event a counterparty does not fulfill its obligation to complete a transaction. Pursuant to the terms of the securities clearing agreements between us and the independent clearing broker, the clearing broker has the right to charge us for losses resulting from a counterparty’s failure to fulfill its contractual obligations. The losses are not capped at a maximum amount and apply to all trades executed through the clearing broker. At June 30, 2011, we have not recorded any liabilities with regard to this right.

In the ordinary course of business, we enter into contracts that contain a variety of representations, warranties and general indemnifications. Our maximum exposure from any claims under these arrangements is unknown, as this would involve claims that have not yet occurred. However, based on past experience, we expect the risk of loss to be remote.
In October 2009, our Board of Directors approved our first regular quarterly dividend of $0.07 per share. The quarterly cash dividend was increased to $0.09 per share in the first quarter of 2011. In July 2011, our Board of Directors approved a quarterly cash dividend of $0.09 per share, which will be paid on August 25, 2011 to stockholders of record as of the close of business on August 11, 2011. We expect the total amount payable to be approximately $3.4 million. We expect to continue paying regular cash dividends, although there is no assurance as to such dividends. Any future declaration and payment of dividends will be at the sole discretion of our Board of Directors.
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
Contractual Obligations and Commitments
There was no significant change in our contractual obligations and commitments for the six months ended June 30, 2011.

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
As of June 30, 2011, we had a $75.7 million investment in securities available-for-sale. Adverse movements, such as a 10% decrease in the value of these securities or a downturn or disruption in the markets for these securities, could result in a substantial loss. In addition, principal gains and losses resulting from these securities could on occasion have a disproportionate effect, positive or negative, on our financial condition and results of operations for any particular reporting period.
Interest Rate Risk
Interest rate risk represents our exposure to interest rate changes with respect to the money market instruments, U.S. Treasury obligations and fixed-income securities in which we invest. As of June 30, 2011, our cash and cash equivalents and securities available-for-sale amounted to $211.5 million and were primarily in money market instruments, U.S. government obligations and municipal securities. We do not maintain an inventory of bonds that are traded on our platform.
Derivative Risk
Our limited derivative risk stems from our activities in the foreign currency forward contract market. We use this market to mitigate our U.S. dollar versus Pound Sterling exposure that arises from the activities of our U.K. subsidiary. As of June 30, 2011, the notional value of our foreign currency forward contract was $26.9 million. We do not speculate in any derivative instruments.

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
(a) Evaluation of Disclosure Controls and Procedures. Our management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our “disclosure controls and procedures” as that term is defined in Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of June 30, 2011. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective to ensure that information required to be disclosed by MarketAxess in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and to ensure that information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
(b) Changes in Internal Control Over Financial Reporting. There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2011 identified in connection with the evaluation thereof by our management, including the Chief Executive Officer and Chief Financial Officer, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Recent Sales of Unregistered Securities
None.
Issuer Purchases of Equity Securities
During the quarter ended June 30, 2011, we repurchased the following shares of common stock:

			Total Number of	Dollar Value of
			Shares Purchased	Shares That May
	Total Number of	Average Price	as Part of Publicly	Yet Be Purchased
Period	Shares Purchased	Paid per Share	Announced Plans	Under the Plans
(In thousands)
April 1, 2011 — April 30, 2011	844	$24.82	—	$—
May 1, 2011 — May 31, 2011	—	—	—	—
June 1, 2011 — June 30, 2011	—	—	—	—

	844	$24.82	—

During the three months ended June 30, 2011, a total of 844 shares were surrendered by employees to us to satisfy the exercise price and employee withholding tax obligations upon the vesting of restricted shares and exercise of stock options.

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

MARKETAXESS HOLDINGS INC.
Date: July 27, 2011	By:	/s/ RICHARD M. MCVEY
Richard M. McVey
Chief Executive Officer (principal executive officer)

Date: July 27, 2011	By:	/s/ ANTONIO L. DELISE
Antonio L. DeLise
Chief Financial Officer (principal financial and accounting officer)