Form 10-K
period 2011-12-31
MARKETAXESS HOLDINGS INC
filed 2012-02-17
CIK 1278021

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☑    No  ☐

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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑

The aggregate market value of the shares of common stock and non-voting common stock held by non-affiliates of the registrant as of June 30, 2011 (the last business day of the registrant’s most recently completed second fiscal quarter) was approximately $922.6 million computed by reference to the last reported sale price on the NASDAQ Global Select Market on that date. For purposes of this calculation, affiliates are considered to be officers, directors and holders of 10% or more of the outstanding common stock of the registrant on that date. The registrant had 36,728,696 shares of common stock, 1,193,029 of which were held by affiliates, and 2,585,654 shares of non-voting common stock outstanding on that date.

At February 16, 2012, the aggregate number of shares of the registrant’s common stock and non-voting common stock outstanding was 38,190,699.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for the 2012 Annual Meeting of Stockholders are incorporated by reference into Items 10, 11, 12, 13 and 14 of Part III of this Form 10-K.

MARKETAXESS HOLDINGS INC.

2011 FORM 10-K ANNUAL REPORT

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

Item 1.    Business.

MarketAxess Holdings Inc. (the “Company” or “MarketAxess”) operates a leading electronic trading platform that allows investment industry professionals to efficiently trade corporate bonds and other types of fixed-income instruments. Our over 850 active institutional investor clients (firms that executed at least one trade in U.S. or European fixed-income securities through our electronic trading platform during 2011) include investment advisers, mutual funds, insurance companies, public and private pension funds, bank portfolios, broker-dealers and hedge funds. Our 87 broker-dealer market-maker clients provide liquidity on the platform and include most of the leading broker-dealers in global fixed-income trading. Through our Corporate BondTickerTM service, we provide fixed-income market data, analytics and compliance tools that help our clients make trading decisions. In addition, we provide FIX (Financial Information eXchange) message management tools, connectivity solutions and ancillary technology services that facilitate the electronic communication of order information between trading counterparties. Our revenues are primarily generated from the trading of U.S. high-grade corporate bonds.

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

Through our disclosed multi-dealer Request For Quote (“RFQ”) trading functionality, our institutional investor clients can determine prices available for a security, a process called price discovery, as well as trade securities directly with our broker-dealer clients. The price discovery process includes the ability to view indicative prices from the broker-dealer clients’ inventory available on our platform, access to real-time pricing information and analytical tools (including spread-to-Treasury data, search capabilities and independent third-party credit research) available on our Corporate BondTickerTM service and the ability to request executable bids and offers simultaneously from up to 62 of our broker-dealer clients during the trade process. On average, institutional investor clients receive several bids or offers from broker-dealer clients in response to trade inquiries. However, some trade inquiries may not receive any bids or offers.

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

Our broker-dealer clients accounted for approximately 97% of the underwriting of newly-issued U.S. corporate bonds and approximately 64% of the underwriting of newly issued European corporate bonds in 2011. We believe these broker-dealers also represent the principal source of secondary market liquidity in the other markets in which we operate. Secondary market liquidity refers to the ability of market participants to buy or sell a security quickly and in large volume subsequent to the original issuance of the security, without substantially affecting the price of the security. In addition to trading fixed-income securities by traditional means, including the telephone and e-mail, our broker-dealer clients use proprietary single-dealer systems and other trading platforms as well as our electronic trading platform. We believe that the traditional means of trading remain the manner in which the majority of bonds are traded between institutional investors and broker-dealers.

Our volume in U.S. high-grade corporate bonds represented approximately 11.1% of the total U.S. high-grade corporate bond volume, excluding convertible bonds, for 2011 as reported by the Financial Industry Regulatory Authority (“FINRA”) Trade Reporting and Compliance Engine (“TRACE”), which includes inter-dealer and retail trading as well as trading between institutional investors and broker-dealers.

Industry Background

Fixed-income securities are issued by corporations, governments and other entities, and pay a pre-set absolute or relative rate of return. As of September 30, 201l, the most recent date available, there were approximately $36.4 trillion principal amount of fixed-income securities outstanding in the U.S. market, including $7.7 trillion principal amount of U.S. corporate bonds, according to the Securities Industry and Financial Markets Association (“SIFMA”). The estimated average daily trading volume of U.S. corporate bonds (investment grade and high-yield), as measured by FINRA TRACE, was $16.1 billion in 2011.

The U.S. and European credit markets experienced a period of significant turmoil beginning during the third quarter of 2007, especially in short-term funding and floating rate note instruments. A widespread retrenchment in the credit markets resulted in increased credit spreads and significantly higher credit spread volatility across a wide range of asset classes. The U.S. credit markets demonstrated significant improvement throughout 2009, 2010 and early 2011. Beginning in the second half of 2011, however, credit spreads again widened and credit spread volatility increased. In addition, primary dealer holdings of corporate bonds due in more than one year as reported by the Federal Reserve Bank of New York declined from approximately $218 billion as of December 31, 2007 to $48 billion as of December 31, 2011. The trading volume of U.S. high-grade corporate bonds as reported by FINRA TRACE has remained approximately $2.9 trillion for each of the years ended December 31, 2009, 2010 and 2011 after declining to $2.0 trillion for the year ended December 31, 2008. After demonstrating improved conditions during 2009, European credit markets deteriorated throughout 2010 and 2011 due in part to continuing sovereign debt credit concerns.

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

The U.S. high-grade corporate bond market, which represents the largest subset of the U.S. corporate bond market, has undergone significant change over the last decade, which has been driven by a number of factors, including:

•

Improved price transparency — In 2002, FINRA adopted TRACE reporting, which requires FINRA members to report secondary market transactions in certain fixed-income securities to FINRA. The list of TRACE-eligible bonds includes 30,000 unique securities, representing the majority of the daily trading volume of high-grade bonds.

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

•

Total amount of debt issued — During 2007, the gross amount of new bonds issued was approximately $992 billion. During 2008, high-grade corporate bond issuance declined to $664 billion as risk aversion among corporate bond investors limited the ability of issuers across a wide range of industries, in particular the financial services industry, to issue new corporate bonds. The credit markets demonstrated significant improvement throughout 2009, 2010 and the early part of 2011. New issues of high-grade corporate bonds were approximately $783 billion in 2011 and have been stable over the three years ended December 31, 2011.

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

We believe that the European high-grade corporate bond market is impacted by many of the same factors as the U.S. high-grade corporate bond market. In addition, we believe the following factors are unique to the European high-grade corporate bond market:

•

Sovereign credit issues — The global financial crisis has led to a significant rise in sovereign debt relative to GDP. Increased government deficits and debt levels along with ratings downgrades sparked fears of default among Euro zone nations, leading to increased yields on government bonds, making a more difficult trading environment for European corporate bonds.

•	Common liquidity pool — The larger capital pool created by the common currency and changes in the regulatory environment have facilitated bond issuance by European corporations.

Emerging Markets Bond Market

We define the emerging markets bond market generally to include U.S. dollar, Euro or local currency denominated bonds issued by sovereign entities or corporations domiciled in a developing country. These issuers are typically located in Latin America, Asia, or Central and Eastern Europe. Examples of countries we classify as emerging markets include: Argentina, Brazil, Colombia, Mexico, Peru, the Philippines, Russia, Turkey and Venezuela.

The institutional investor base for emerging markets bonds includes many crossover investors from the high-yield and high-grade investment areas. Institutional investors have been drawn to emerging markets bonds by their high returns and high growth potential. Demand for emerging markets bonds declined significantly in late 2008 as the turmoil in the credit markets and the world-wide recession impacted the emerging markets. Emerging markets bond prices as measured by the JPMorgan emerging markets sovereign external debt and corporate bond indices fell steeply in 2008 but demonstrated significant improvement beginning in 2009. The average daily trading volume of emerging markets external debt and local markets debt as reported by the Emerging Markets Trade Association for the quarter ended September 30, 2011 was $6.6 billion and $20.9 billion, respectively.

Crossover and High-Yield Bond Market

We define the high-yield bond market generally to include all debt rated lower than BBB- by Standard & Poor’s or Baa3 by Moody’s Investor Service. We define the crossover market to include any debt issue rated below investment grade by one agency but investment grade by the other. The total amount of high-yield corporate bonds yearly issuance as reported by SIFMA was $136.0 billion for the year ended December 31, 2007 but declined to $43.0 billion during 2008, primarily due to the risk aversion among corporate bond investors that severely limited the ability of high-yield issuers to raise new debt. The high-yield corporate bond markets demonstrated significant improvement beginning in 2009, with new issuance for the year ended December 31, 2011 increasing to $221.6 billion as reported by SIFMA.

FINRA publicly disseminates real-time price information on over 5,000 high-yield corporate bond issues and certain other transactions on a delayed basis. Trades in bonds rated BB and lower are subject to immediate dissemination if the trade size is less than $1 million, or greater than $1 million and trades an average of once or more a day. The average daily trading volume of high-yield bonds as measured by FINRA TRACE for the year ended December 31, 2011 was approximately $4.4 billion.

Agency Bond Market

We define the agency bond market to include debt issued by a U.S. government-sponsored enterprise. Some prominent issuers of agency bonds are the Federal National Mortgage Association (“Fannie Mae”) and Federal Home Loan Mortgage Corporation (“Freddie Mac”). The total amount of U.S. agency bonds outstanding was approximately $2.3 trillion as of December 31, 2011 as reported by SIFMA. The average daily trading volume of agency bonds (excluding mortgage-backed securities) as measured by FINRA TRACE for the year ended December 31, 2011 was approximately $10.2 billion.

Credit Default Swap Market

Credit default swaps are contracts on an underlying asset that transfer risk and return from one party to another without transferring ownership of the underlying asset, allowing market participants to obtain credit protection or assume credit exposure associated with a broad range of issuers of fixed-income securities and other debt obligations. The trading volumes and notional amount outstanding in CDS transactions grew rapidly between 2002 and 2007. Following counterparty credit concerns beginning in 2007, trading activity in the CDS market declined substantially and the industry focused on netting down counterparty positions. The notional amount of CDS outstanding declined to $32.4 trillion as of June 30, 2011 from $62.2 trillion as of December 31, 2007. To address the counterparty credit concerns, structural changes began to occur in the CDS market that included the creation of CDS clearing houses in 2009 that serve as central counterparties for certain CDS transactions. In 2010, in response to the financial crisis, the U.S. Congress passed the Dodd-Frank Act, which is intended to bring comprehensive reform to the regulation of swaps, including CDS. Among the most significant provisions of the derivatives section of the Dodd-Frank Act are: mandatory clearing, through regulated central clearing organizations, of all swaps that the U.S. Commodity Futures Trading Commission (“CFTC”) or the U.S. Securities and Exchange Commission (“SEC”) has determined should be cleared (“clearable swaps”); and mandatory trading of clearable swaps on a board of trade designated as a contract market or a securities exchange or through a “swap execution facility,” or SEF (in each case, subject to certain key exceptions). Although the Dodd-Frank Act contemplated adoption and implementation of the rules to regulate the swaps market place by July 2011, this deadline was missed, and neither the CFTC nor the SEC has published a definitive schedule for rule finalization and implementation. We currently expect to establish and operate a SEF as soon as the process is established. We believe that the introduction of the clearing mandates is likely to result in more standardized contracts and greater price transparency in the CDS markets.

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

Asset-Backed Securities

Asset-backed securities are ownership interests in a pool of receivables sold by originators into a special purpose vehicle. These securities are typically secured by pools of homogeneous assets with relatively predictable cash flows. The assets are legally separated from the seller, which limits the investor’s exposure to the credit quality of the seller. In 2011, approximately $140.0 billion in U.S. consumer-based asset-backed securities (defined as including auto, credit cards, equipment and student loans) and non-agency residential and commercial mortgage-backed securities were issued. New issuance declined from over $1.0 trillion in 2007 as the asset-backed securities market was significantly impacted by the credit and housing market crisis. The total amount of consumer-based asset-backed and non-agency residential and commercial mortgage-backed securities outstanding at December 31, 2011 was $2.5 trillion, as reported by SIFMA.

Preferred Securities

Preferred securities are equity ownership securities that carry additional rights above and beyond those conferred by common shares. The additional rights typically include preference in dividends and seniority in assets vis-à-vis common stock in the event of liquidation. Other typical features include convertibility into common stock, callable at the option of the corporation and no voting rights. We estimate that the average daily trading volume of preferred securities was approximately $519 million in 2011.

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

Significant Trading Volumes with Participation by Leading Broker-Dealers and Institutional Investors

Our electronic trading platform provides access to the liquidity provided through the participation on our platform of 87 broker-dealer market making clients, including substantially all of the leading broker-dealers in global fixed-income trading, and over 850 active institutional investor firms. We believe these broker-dealers represent the principal source of secondary market liquidity for U.S. high-grade corporate bonds, European high-grade corporate bonds, emerging markets bonds and the other markets in which we operate. Our broker-dealer clients are motivated to continue to utilize our platform due to the presence on the platform of our large network of institutional investor clients. We believe that our net addition of 38 new broker-dealer market making clients since the third quarter of 2008 has improved and will continue to improve the liquidity on our electronic trading platform for institutional investors, further motivating them to use our platform. The number of our active institutional investor clients for the past five years has been as follows:

Our total trading volume increased from $359.9 billion in 2007 to $525.0 billion in 2011. We believe that our trading volumes in 2008 and 2009 reflect the turmoil and resultant lack of liquidity in the credit markets beginning in the third quarter of 2007. Our total trading volume over the past five years is indicated below:

Our volume in U.S. high-grade corporate bonds was approximately 9.4% of total U.S. high-grade corporate bond volume, excluding convertible bonds, in 2007 as reported by FINRA TRACE, which includes inter-dealer and retail trading as well as trading between institutional investors and broker-dealers. However, following the credit market turmoil, our estimated market share declined to approximately 6.2% for the full year 2009. Our volume in U.S. high-grade floating rate note bonds declined from $46.0 billion in 2007 to $6.6 billion in 2009. The U.S. credit market conditions improved significantly beginning in 2009. Our estimated share of total U.S. high-grade corporate bond volume for 2011 was approximately 11.1%. Our estimated market share from 2007 to 2011 is shown in the chart below:

Execution Benefits to Clients

Benefits to Institutional Investor Clients

We believe we provide numerous benefits to our institutional investor clients over traditional fixed-income trading methods, including:

Competitive Prices.    By enabling institutional investors to simultaneously request bids or offers from our broker-dealer clients, we believe our electronic trading platform creates an environment that motivates our broker-dealer clients to provide competitive prices and gives institutional investors confidence that they are obtaining a competitive price. For typical MarketAxess multi-dealer corporate bond inquiries, the range of competitive spread-to-Treasury responses is, on average, approximately 10 basis points (a basis point is 1/100 of 1% in yield). As an example of the potential cost savings to institutional investors, a one basis point savings on a $1 million face amount trade of a bond with 10 years to maturity translates to aggregate savings of approximately $800.00.

Transparent Pricing on a Range of Securities.    The commingled multi-dealer inventory of bonds posted by our broker-dealer clients on our platform consists of a daily average of more than $60 billion in indicative bids and offers. Subject to applicable regulatory requirements, institutional investors can search bonds in inventory based on any combination of issuer, issue, rating, maturity, spread-to-Treasury, size and dealer providing the listing, in a fraction of the time it takes to do so manually. Institutional investor clients can also request executable bids and offers on our electronic trading platform on any debt security in a database of U.S. and European corporate bonds, although there can be no assurance as to the number of broker-dealers who will choose to provide an executable price. Our platform transmits bid and offer requests in real-time to broker-dealer clients, who may respond with executable prices within a time period specified by the institutional investor. Institutional investors may also elect to display live requests for bids or offers anonymously to all other users of our electronic trading platform, in order to create broader visibility of their inquiry among market participants and increase the likelihood that the request results in a trade. We believe that broader participation in client inquiries will result in more trade matches and lower transaction costs.

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

Other Service Offerings

In addition to services directly related to the execution of trades, we offer our clients several other services, including:

Information Services.    The information and analytical tools we provide to our clients help them make investment and trading decisions. Our Corporate BondTickerTM provides access to real-time and historical price, yield and MarketAxess estimated spread-to-Treasuries for publicly disseminated FINRA TRACE-eligible bonds. Corporate BondTickerTM combines publicly-available FINRA TRACE data with the prices for trades executed on our U.S. high-grade electronic trading platform, integrating the two data sources and providing real-time FINRA TRACE data with associated analytical tools that are not otherwise available. Our electronic trading platform allows institutional investors to compile, sort and use information to discover investment opportunities that might have been difficult or impossible to identify using a manual information-gathering process or other electronic services.

We offer a comprehensive set of reports designed to review and monitor credit trading activity for institutional investor clients. These reports utilize extensive FINRA TRACE information and are accessible by means of a flexible interface to run and save reports in a variety of formats for both compliance and management reporting. For example, the best execution report provides a view of the savings generated by trading on our electronic trading platform and offers a quantitative measure of the value of price discovery from multiple dealers. The report allows clients to monitor performance against their own best execution policy. Our compliance product provides a printed history of each inquiry submitted through the MarketAxess trading platform.

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

Proven Innovator with an Experienced Management Team

Since our inception, we have been an innovator in the fixed-income securities markets. The members of our management team, average more than 20 years’ experience in the securities industry. We have consistently sought to benefit participants in the markets we serve by attempting to replicate the essential features of fixed-income trading, including the existing relationships between broker-dealers and their institutional investor clients, while applying technology to eliminate weaknesses in traditional trading methods. In 2011, MarketAxess was recognized as “Trading Venue of the year” by Funds Europe at their annual awards. Most recently, MarketAxess was named “Best in Trading Technology” by Asia Asset Management in their annual ‘Best of the Best’ awards, and “Best OTC Derivatives Platform” in the Wall Street Letter Institutional Trading Awards.

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

Enhance the Liquidity of Securities Traded on Our Platform and Broaden Our Client Base in Our Existing Markets

We intend to further enhance the liquidity of securities traded on our leading electronic, multi-dealer to client fixed-income platform. Our ability to innovate and efficiently add new functionality and product offerings to the MarketAxess platform will help us deepen our market share with our existing clients, as well as expand our client base, which we believe will in turn lead to even further increases in the liquidity of the securities provided by our broker-dealer clients and available on our platform. We will seek to increase the amount of cross-regional activity by our institutional investor clients on our electronic trading platform, subject to regulatory requirements.

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

Single Inquiry Trading Functionality

We currently offer institutional investors the ability to request bids or offers in a single inquiry from an unlimited number of our broker-dealer clients for U.S. high-grade corporate bonds, from up to six of our broker-dealer clients for European high-grade corporate bonds and from up to 12 of our broker-dealer clients in emerging markets bonds. Institutional investors can obtain bids or offers on any security posted in inventory or included in the database available on our platform.

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

Markets

U.S. High-Grade Corporate Bonds

Our U.S. high-grade corporate bond business consists of U.S. dollar-denominated investment-grade debt issued by corporations for distribution in the U.S. Both domestic and foreign institutional investors have access to U.S. high-grade corporate bond trading on our electronic trading platform. We use the terms high-grade debt and investment-grade debt interchangeably in this annual report on Form 10-K. Our 2011 trading volume in the U.S. high-grade corporate bond market was $323.6 billion.

In the U.S. high-grade corporate bond market, 62 broker-dealers utilize our platform, including each of the top 20 broker-dealers as ranked by 2011 U.S. corporate bonds new-issue underwriting volume. Our broker-dealer clients accounted for approximately 97% of the underwriting of newly-issued U.S. corporate bonds in 2011.

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

Eurobonds

MarketAxess Europe Limited, our wholly-owned U.K. subsidiary, offers European secondary trading functionality in U.S. dollar- and Euro-denominated European corporate bonds to our broker-dealer and institutional investor clients. We also offer our clients the ability to trade in other European high-grade corporate bonds, including bonds issued in Pounds Sterling, floating rate notes, European government bonds and bonds denominated in non-core currencies. We offered the first platform in Europe with a multi-dealer disclosed counterparty trading capability for corporate bonds. In 2009, MarketAxess Europe Limited received FSA regulatory approval to trade on a riskless principal basis. In 2010, we launched a click-to-trade protocol for the European market.

In the Eurobond credit market, defined as including European high-grade, high yield and government bonds, 25 broker-dealers utilize our platform, including 16 of the top 20 broker-dealers as ranked by 2011 European corporate new-issue underwriting volume. On a typical day, institutional investors on our European corporate bond trading platform have access to over 100,000 lines of streaming pre-trade price indications on over 10,000 individual instruments covered on both the bid and offer side of the market. In a single inquiry, institutional investors can request bids or offers from up to six of the broker-dealers who participate on the European platform. While many of the trades conducted on our platform are made from the posted inventory, institutional investor clients are not restricted to trading only the bonds posted as inventory. To transact in a specific bond that does not appear in inventory, institutional investors can easily search our database and submit an online inquiry to their chosen broker-dealers, who can respond with live, executable prices. While, on average, institutional investor clients receive several bids or offers from broker-dealers in response to trade inquiries, some inquiries may not receive any bids or offers. Our 2011 trading volume in the Eurobond market was $36.9 billion.

Emerging Markets Bonds

Fifty-four of our U.S. broker-dealer clients use our platform to trade emerging markets bonds. Four hundred fourteen active institutional investor clients utilized our electronic trading platform to trade emerging markets bonds in 2011. These institutional investor clients are predominantly located in the U.S. and Europe. The emerging markets countries whose bonds were most frequently traded on our platform in 2011 were Argentina, Brazil, Mexico, Russia and Venezuela.

We also allow our institutional investor clients to transact Euroclear-eligible local currency denominated bonds issued by sovereign entities or corporations in countries that include Argentina, Brazil and Mexico.

Crossover and High-Yield Bonds

Sixty-two of our U.S. broker-dealer clients use our platform to trade crossover and high-yield bonds. Trading in crossover and high-yield bonds uses many of the same features available in our U.S. high-grade corporate bond offering.

Agency Bonds

Forty-three of our U.S. broker-dealer clients use our platform to trade agency bonds. Trading in agency bonds uses many of the same features available in our U.S. high-grade corporate bond offering.

Credit Default Swaps

We offer trading on our platform for CDS indices and single-names in both the U.S. and Europe through our traditional RFQ protocol. Nine of our broker-dealer clients are providing streaming, executable CDS index prices. Additionally, we incorporated the request-for-market protocol and the streaming markets/click-to-trade protocol into an updated single-screen user interface, giving clients full flexibility in their means of execution. With these features, we believe that we have developed much of the core technology needed to meet the anticipated regulatory requirements under the Dodd-Frank Act.

Asset-Backed Securities

In 2011, we introduced trading in consumer-based asset-backed securities and non-agency residential and commercial mortgage-backed securities. Eight of our U.S. broker-dealer clients use our platform to trade asset-backed securities. Trading in asset-backed securities uses many of the same features available in our U.S. high-grade corporate bond offering.

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

Corporate BondTickerTM allows institutional investors to search for and sort bonds based upon specific criteria, such as volume, time/date of transaction, spread change, issuer or security. This search function allows institutional investors to compile information relating to potential securities trades in a fraction of the time that it takes to manually compile this information from disparate sources or other electronic databases, including direct FINRA TRACE feeds.

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

We also offer a comprehensive set of reports designed to review and monitor credit trading activity for institutional investor clients. It utilizes extensive FINRA TRACE information and has a flexible interface to run and save reports in a variety of formats for both compliance and management reporting. For example, the best execution report provides a view of the savings generated by trading on our electronic trading platform and offers a quantitative measure of the value of price discovery from multiple dealers. The report allows clients to monitor performance against their own best execution policy. Our compliance product provides a printed history of each inquiry submitted through the MarketAxess trading platform.

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

Usage of our straight-through processing tools increased significantly during the last several years. The number of investor client STP connections increased from 180 as of December 31, 2008 to 291 as of December 31, 2011.

Dealer API

We offer Application Programming Interface (“API”) services to our broker-dealer clients for pre-trade, trade negotiation and post-trade services. This allows for straight-through processing, which improves efficiency and reduces errors in processing.

Technology Services

Through our Greenline Financial Technologies, Inc. (“Greenline”) subsidiary, we provide integration, testing and management solutions for FIX-related products and services. The FIX protocol is a messaging standard developed specifically for the real-time electronic exchange of securities transaction information. Greenline’s CertiFIX product enables firms to provide a reliable FIX certification environment for their trading counterparties. The VeriFIX product is a testing suite that allows firms to thoroughly test counterparty FIX interfaces, protocol formats and supported messages. Greenline’s MagniFIX product allows firms to monitor their enterprise-wide FIX installations on a real-time basis. In addition, Greenline provides strategic consulting and custom development for its clients.

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

•

Other electronic trading platforms — There are numerous other electronic trading platforms currently in existence. Among others, Thomson TradeWeb and Bloomberg operate multi-dealer to institutional investor trading platforms for both fixed income securities and derivatives. The New York Stock Exchange also offers exchange-style trading for corporate bonds. In addition, some broker-dealers operate proprietary electronic trading systems that enable institutional investors to trade directly with a broker-dealer over an electronic medium. Additionally, as we expand our business into new products, we will likely come into more direct competition with other electronic trading platforms or firms offering traditional services.

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

We believe that our ability to grow volumes and revenues will largely depend on our performance with respect to these factors.

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

Furthermore, 291 of our institutional investor clients have built interfaces to enable them to communicate electronically between our platform and their order, portfolio management and accounting systems. We believe that this increases the reliance of these institutional investor clients on our services and creates significant competitive barriers to entry.

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

In July, 2010, the Dodd-Frank Act was signed into law, marking the greatest change to financial supervision since the 1930’s. U.S. financial regulators are in the midst of an intense period of rulemaking that is required to implement the provisions of the Dodd-Frank Act, and market participants will need to make strategic decisions in an environment of regulatory uncertainty. Among the most significant aspects of the derivatives section of the Dodd-Frank Act are mandatory clearing of certain derivatives transactions (“swaps”) through regulated central clearing organizations and mandatory trading of those swaps through either regulated exchanges or swap execution facilities, in each case, subject to certain key exceptions. As with other parts of the Dodd-Frank Act, many of the details of the new regulatory regime relating to swaps are left to the regulators to determine through rulemaking. Subject to such rulemaking, we currently expect to establish and operate a swap execution facility and/or a security-based swap execution facility.

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

Similar to the U.S., regulatory bodies in Europe and elsewhere are developing new rules for derivatives trading. For example, the European Commission has issued three consultation papers intended to help define certain terms in the new OTC derivatives landscape and, in 2010, proposed legislation that mandates, among other things, central clearing of standardized CDS contracts. Although the European regulators have not yet adopted such legislation, our expectation is that the EU will, in line with the U.S., require central clearing of standardized CDS contracts and increase transparency through enhanced trade reporting requirements. However, it is not yet clear whether there will be any requirement in the EU to trade standardized CDS contracts on regulated exchanges or trading platforms.

Our Canadian subsidiary, MarketAxess Canada Limited, is registered as an Alternative Trading System dealer under the Securities Act of Ontario and is a member of the Investment Industry Regulatory Organization of Canada.

Employees

As of December 31, 2011, we had 232 employees, 187 of whom were based in the U.S. and 45 of whom were based outside of the U.S., principally in the U.K. None of our employees is represented by a labor union. We consider our relationships with our employees to be good and have not experienced any interruptions of operations due to labor disagreements.

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

Item 1A.    Risk Factors.

Risks Related to Our Business

Global economic, political and market factors beyond our control could reduce demand for our services, and our profitability and business could suffer.

The global financial services business is, by its nature, risky and volatile and is directly affected by many national and international factors that are beyond our control. Any one of these factors may cause a substantial decline in the U.S. and/or global financial services markets, resulting in reduced trading volume. These events could have a material adverse effect on our business, financial condition and results of operations. These factors include:

•	economic and political conditions in the United States, Europe and elsewhere;

•	adverse market conditions, including unforeseen market closures or other disruptions in trading;

•	broad trends in business and finance;

•	consolidation or contraction in the number of broker-dealers;

•	actual or threatened acts of war or terrorism or other armed hostilities;

•	concerns over inflation and weakening consumer confidence levels;

•	the availability of cash for investment by mutual funds and other wholesale and retail investors;

•	the level and volatility of interest and foreign currency exchange rates; and

•	legislative and regulatory changes.

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

We have experienced significant decreases in overall trading volume in the past and may experience similar decreases in trading volume in the future. Declines in the overall volume of fixed-income securities trading and in market liquidity generally, as well as declines in interest rate volatility, could result in lower revenues from commissions for trades executed on our electronic trading platform and fees generated from related activities.

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

Our growth is also dependent on our ability to diversify our revenue base. We currently derive approximately 60% of our revenues from secondary trading in U.S. high-grade corporate bonds. Our long-term business strategy is dependent on expanding our service offerings and increasing our revenues from other fixed-income products and other sources. We cannot assure you that our efforts will be successful or result in increased revenues or continued profitability. We have experienced significant growth in trading volumes, revenues and profitability over the past three years. We cannot assure you that our business will continue to grow at a similar rate, if at all.

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

•

respond effectively to the loss of any of our broker-dealer clients due to merger, consolidation, bankruptcy, liquidation or other cause, including, among other things, the collection of any amounts due from any such clients;

•	expand and enhance reliable and cost-effective product and service offerings to our clients;

•	respond effectively to competitive pressures;

•	diversify our sources of revenues;

•	maintain adequate control of our expenses;

•	operate, support, expand and develop our operations, technology, website, software, communications and other systems;

•	manage growth in personnel and operations;

•	increase awareness of our brand or market positioning;

•	expand our sales and marketing programs

•	take advantage of acquisitions, strategic alliances and other opportunities; and

•	respond to regulatory changes or demands.

If we are unsuccessful in addressing these risks or in executing our business strategy, our business, financial condition and results of operations may suffer.

We may enter into new fee plans, the impact of which may be difficult to evaluate.

From time to time we may introduce new fee plans for the U.S. high-grade corporate bond, Eurobond and other market segments in which we operate. Any new fee plan may include different fee structures or provide volume incentives. For example, as a result of the effect on our Eurobond trading volumes of continuing sovereign debt concerns and the competitive environment in Europe, we intend to amend our European broker-dealer plan effective March 1, 2012; this amendment will reduce the distribution fees charged to our European broker-dealer clients but leave dealer variable transaction fees unchanged.

We cannot assure you that any new fee plans will result in an increase in the volume of transactions effected on our platform or that our revenues will increase as a result of the implementation of any such fee plans. It is possible that our broker-dealer or institutional investor clients could respond to a new fee plan by either reducing the amount of their business conducted on our platform or terminating their contractual relationship with us, which could have an adverse impact on our fees and otherwise have a material adverse effect on our business, financial condition and results of operations.

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

We rely on our institutional investor clients to launch inquiries over our trading platform. A limited number of such clients can account for a significant portion of our trading volume. One institutional investor client accounted for approximately 14.6%, 15.8% and 12.1% of trading volumes during the years ended December 31, 2011, 2010 and 2009, respectively. This institutional investor client also beneficially owns approximately 5% of the outstanding shares of our common stock. The contractual obligations of our institutional investor clients to us are minimal, non-exclusive and terminable by such clients. Our institutional investor clients buy and sell fixed-income securities through traditional methods, including by telephone and e-mail messaging, and through other electronic trading platforms.

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

We must continue to enhance and improve our electronic trading platform. The electronic financial services industry is characterized by significant structural changes, increasingly complex systems and infrastructures, changes in clients’ needs and preferences and new business models. If new industry standards and practices emerge and our competitors release new technology before us, our existing technology, systems and electronic trading platform may become obsolete or our existing business may be harmed. Our future success will depend on our ability to:

•	enhance our existing products and services;

•	develop and/or license new products and technologies that address the increasingly sophisticated and varied needs of our broker-dealer and institutional investor clients and prospective clients;

•	continue to attract highly-skilled technology personnel; and

•	respond to technological advances and emerging industry standards and practices on a cost-effective and timely basis.

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

In order to be successful, we must provide reliable, secure, real-time access to our electronic trading platform for our broker-dealer and institutional investor clients. If our electronic trading platform is hampered by slow delivery times, unreliable service or insufficient capacity, our broker-dealer and institutional investor clients may decide to stop using our platform, which would have a material adverse effect on our business, financial condition and results of operations.

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

We cannot assure you that we, or our third party service providers, will not experience systems failures. Our electronic trading platform, computer and communication systems and other operations are vulnerable to damage, interruption or failure as a result of, among other things:

•	irregular or heavy use of our electronic trading platform during peak trading times or at times of unusual market volatility;

•	power or telecommunications failures, hardware failures or software errors;

•	human error;

•	computer viruses, acts of vandalism or sabotage (and resulting potential lapses in security), both internal and external;

•	natural disasters, fires, floods or other acts of God;

•	acts of war or terrorism (including cyberterrorism) or other armed hostility;

•	cybersecurity breaches; and

•	loss of support services from third parties, including those to whom we outsource aspects of our computer infrastructure critical to our business.

In the event that any of our systems, or those of our third-party providers, fail or operate slowly, it may cause any one or more of the following to occur:

•	unanticipated disruptions in service to our clients;

•	distribution of untimely or inaccurate market data to customers who rely on this data for their trades;

•	slower response times or delays in our clients’ trade execution;

•	incomplete or inaccurate accounting, recording or processing of trades;

•	financial losses and liabilities to clients;

•	litigation or other claims against us, including formal complaints to industry regulatory organizations; and

•	regulatory inquiries, proceedings or sanctions.

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

Our systems and those of our third party service providers may be vulnerable to cybersecurity risks. If our security measures are breached and unauthorized access is obtained to our electronic trading platform, our business could suffer a material adverse effect.

Our electronic trading platform involves the storage and transmission of our clients’ proprietary information. The secure storage and transmission of confidential information over public networks is a critical element of our operations. Cyber attacks on our systems or the systems of our third party service providers could expose us to a risk of misappropriation of this information, leading to litigation and possible liability. If our security measures are breached as a result of third-party action, employee error, malfeasance or otherwise, and, as a result, someone obtains unauthorized access to trading or other confidential information, our reputation could be damaged, our business may suffer and we could incur significant liability. Because techniques used to obtain unauthorized access or to sabotage computer systems change frequently and generally are not recognized until launched against a target, we may be unable to anticipate these techniques or to implement adequate preventive measures. Any cybersecurity breach may have a material adverse effect on our business, financial condition and results of operations. A cyber attack or security breach on our system or that of a third party service provider could manifest in different ways and could lead to any number of harmful consequences, including but not limited to:

•	misappropriation of financial assets, intellectual property or sensitive information belonging to us, our clients or our third party service providers;

•	corruption of data or causing operational disruption through computer viruses or phishing; and

•	denial of service attacks to prevent users from accessing our platform.

Our remediation costs and lost revenues could be significant if we fall victim to a cyber attack. If an actual, threatened or perceived breach of our security occurs, the market perception of the effectiveness of our security measures could be harmed and could cause our broker-dealer and institutional investor clients to reduce or stop their use of our electronic trading platform. We may be required to expend significant resources to repair system damage, protect against the threat of future security breaches or to alleviate problems, including reputational harm, loss of clients and revenues and litigation, caused by any breaches. We may be found liable to our clients for any stolen assets or misappropriated confidential information. Although we intend to continue to implement industry-standard security measures, we cannot assure you that those measures will be sufficient.

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

We may be required to recognize impairments of our goodwill or other intangible assets, which could adversely affect our results of operations or financial condition.

The determination of the value of goodwill and other intangible assets requires management to make estimates and assumptions that affect our consolidated financial statements. We test for impairment of goodwill on an annual basis or more frequently if there are changed circumstances. We assess intangible assets for impairment when events or circumstances indicate the existence of a possible impairment.

Determining the fair value of certain assets acquired and liabilities assumed is judgmental in nature and requires management to use significant estimates and assumptions, including assumptions with respect to future cash flows, discount rates, growth rates and asset lives. Any future acquisition may result in goodwill and other intangible assets that are subject to impairment tests, which could result in future impairment charges.

We are dependent on our management team, and the loss of any key member of this team may prevent us from implementing our business plan in a timely manner.

Our success depends largely upon the continued services of our executive officers and other key personnel, particularly Richard M. McVey, Chief Executive Officer and Chairman of our Board of Directors. The terms of Mr. McVey’s employment agreement with us do not require him to continue to work for us and allow him to terminate his employment at any time, subject to certain notice requirements and forfeiture of non-vested equity compensation awards. Any loss or interruption of Mr. McVey’s services or that of one or more of our other executive officers or key personnel could result in our inability to manage our operations effectively and/or pursue our business strategy.

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

The market for qualified personnel is increasingly competitive as the financial industry continues to recover from the financial crisis and as electronic commerce continues to experience strong growth. Many of the companies with which we compete for experienced personnel have greater resources than we have and are longer established in the marketplace. In addition, in making employment decisions, particularly in the Internet, high-technology and financial services industries, job candidates often consider the total compensation package offered, including the value of the stock-based compensation they are to receive in connection with their employment. Significant volatility in the price of our common stock may adversely affect our ability to attract or retain key employees. The expensing of stock-based compensation may discourage us from granting the size or type of stock-based compensation that job candidates may require to join our company.

We cannot assure you that we will be successful in our efforts to recruit and retain the required personnel. The failure to attract new personnel or to retain and motivate our current personnel may have a material adverse effect on our business, financial condition and results of operations.

Our business is subject to increasingly extensive government and other regulation and our relationships with our broker-dealer clients may subject us to increasing regulatory scrutiny, which may affect our trading volumes and increase our cost of doing business.

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

In addition, as a result of the global financial crisis and other recent events in the financial industry, there is a greater likelihood of legislative and regulatory action to increase government oversight of the financial services industry. For example, during 2010 the Dodd-Frank Act was signed into law. The Dodd-Frank Act creates an entirely new structure for the trading of over-the-counter derivatives, a market in which we currently operate. Among other things, the Dodd-Frank Act mandates that clearable swaps trade on a board of trade designated as a contract market or a securities exchange or through a “swap execution facility,” or SEF (in each case, subject to certain key exceptions). While we expect that the CFTC and SEC will adopt rules that detail the new regulatory regime regarding the swaps market place in 2012, no assurance can be given regarding when, or whether, such rules will be finalized and implemented. Subject to such rulemaking, we intend to establish, register and operate a swap execution facility and/or a security/based swap execution facility.

We have incurred significant costs to prepare for compliance with the new regulatory requirements. We developed new technology and trading protocols to trade CDS in anticipation of the SEC and CFTC’s implementation of the Dodd-Frank Act. However, despite our efforts, there is no assurance that we will qualify as a registered SEF or that our compliance systems will be effective. If we do not qualify as a SEF, we will no longer be able to support CDS trades and our business, financial condition and results of operations could materially suffer as a result. If we qualify as a SEF, the registration and additional oversight that we will need to comply with the regulation will increase the costs of our operations and the costs of using our products for our clients. Furthermore, we are unable to predict how the markets will respond to the new regulatory regime.

Any changes in laws or regulations or in governmental policies, including the rules relating to the maintenance of specific levels of net capital applicable to our broker-dealer subsidiaries, could have a material adverse effect on our business, financial condition and results of operations. Our industry has been and is subject to continuous regulatory changes and may become subject to new regulations or changes in the interpretation or enforcement of existing regulations, which could require us to incur significant compliance costs or cause the development of affected markets to become impractical. In addition, as we expand our business into new markets, it is likely that we will be subject to additional laws, rules and regulations. The proposed Volcker Rule section of the Dodd-Frank Act bans proprietary trading by banks and their affiliates. The Volcker Rule could adversely affect our bank-affiliated broker-dealer clients’ ability to make markets in a variety of fixed-income securities, thereby negatively impacting the level of liquidity and pricing available on our trading platform. We cannot predict the extent to which any future regulatory changes may adversely affect our business and operations.

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

We may face increasing economic and regulatory challenges in our growing international operations that we may not be able to meet in the future.

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

Our international operations are also subject to the legal, economic and market risks associated with geopolitical uncertainties in other regions of the world, including but not limited to the risk of war, inter and intra national conflict, economic crises and terrorism. For example, the sovereign debt crisis in Europe may have a material adverse effect on our business. Increased government deficits and debt levels along with ratings downgrades sparked fears in the global financial markets of default by Euro zone nations, leading to increased yields on government bonds and resulting in a more difficult trading environment for European corporate bonds. Due, in part, to the crisis and competitive environment in Europe, trading volume in our Eurobond product has significantly decreased. We intend to reduce the monthly distribution fees paid by our European broker-dealer market makers effective March 1, 2012 in order to encourage Eurobond trading, which will result in decreased monthly distribution fee revenues. Despite our efforts, there is no assurance that Eurobond trading volumes and revenues will increase as a result of this change.

In addition, we must comply with the laws, regulations and registration rules of the Financial Services Authority in the U.K. and foreign governments and regulatory bodies for each country in which we conduct business. Similar to the U.S., regulatory bodies in Europe are developing new rules for derivatives trading. For example, the European Commission has issued three consultation papers intended to help define certain terms in the new OTC derivatives landscape and, in 2010, proposed legislation that mandates, among other things, central clearing of standardized CDS contracts. Although the European regulators have not yet adopted such legislation, our expectation is that the EU will, in line with the U.S., require central clearing of standardized CDS contracts and increase transparency through enhanced trade reporting requirements. However, it is not yet clear whether there will be any requirement in the EU to trade standardized CDS contracts on regulated exchanges or trading platforms.

Our compliance with these changing laws and regulations may be costly and time-consuming. Further, we may face unexpected challenges in our international operations due to global competitors, established local markets, and economic and political instability. Our inability to manage these risks effectively could adversely affect our business and limit our ability to expand our international operations, which could have a material adverse effect on our business, financial condition and results of operations.

We cannot assure you that our compliance and risk management methods will be effective and our financial condition and results of operations may be adversely affected if they fail.

Our success in complying with complex and changing laws and navigating risks in various jurisdictions and markets depends on our maintenance of compliance, auditing and reporting systems and risk management procedures, as well as our ability to recruit and retain qualified compliance and risk management personnel. While we have developed policies and procedures to identify, monitor and manage our legal, regulatory and market risks, we cannot assure you that our systems will always be effective in monitoring or evaluating the risks to which we are exposed.

In addition, the regulators in the jurisdictions in which we operate have broad powers to censure, fine, issue cease-and-desist orders or keep us from engaging in some of our operations. We face the risk of regulatory intervention, investigations and proceedings, any of which could involve extensive scrutiny of our activities and result in significant fines and liability. Any of these developments would require significant time and financial resources and could adversely affect our reputation, financial condition and operating results.

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

Many aspects of our business, and the businesses of our clients, involve substantial risks of liability. Dissatisfied clients may make claims regarding quality of trade execution, improperly settled trades, mismanagement or even fraud against their service providers. We and our clients may become subject to these claims as the result of delays, failures or malfunctions of our electronic trading platform and services provided by us. We could incur significant legal expenses defending claims, even those without merit. An adverse resolution of any lawsuits or claims against us could have a material adverse effect on our business, financial condition and results of operations.

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

Risks Related to Our Common Stock

Market volatility and future sales of our shares by significant stockholders may cause our stock price and the value of your investment to decline.

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

In addition, future sales of our common stock, or the perception of potential future sales, may adversely impact the market price of our common stock. If any one or more of our existing stockholders were to sell a large number of shares, the market price of our common stock could be negatively affected. Also, if we issue a large number of shares of our common stock in connection with a public offering, future acquisition, strategic alliance, third-party investment and private placement or otherwise, the market price of our common stock could decline considerably. Furthermore, our stockholders may be diluted by such future sales.

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

Provisions in our organizational documents and Delaware law might discourage, delay or prevent a change of control of our company or changes in our management, and therefore, depress the trading price of our common stock.

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

Provisions of Delaware law may also inhibit potential acquisition bids for us or prevent us from engaging in business combinations. In addition, we have a severance agreement with one employee and a change of control severance plan that could require an acquiror to pay a higher price. Either collectively or individually, these provisions may prevent holders of our common stock from benefiting from what they may believe are the positive aspects of acquisitions and takeovers, including the potential realization of a higher rate of return on their investment from these types of transactions.

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

Item 3.    Legal Proceedings.

None.

Item 4.    Mine Safety Disclosures.

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Price Range

Our common stock trades on the NASDAQ Global Select Market under the symbol “MKTX”. The range of closing price information for our common stock, as reported by NASDAQ, was as follows:

2011:	High	Low
January 1, 2011 to March 31, 2011	$24.19	$19.78
April 1, 2011 to June 30, 2011	$25.22	$21.00
July 1, 2011 to September 30, 2011	$30.75	$23.41
October 1, 2011 to December 31, 2011	$31.16	$24.57

2010:	High	Low
January 1, 2010 to March 31, 2010	$16.20	$13.25
April 1, 2010 to June 30, 2010	$17.40	$13.45
July 1, 2010 to September 30, 2010	$17.30	$12.39
October 1, 2010 to December 31, 2010	$20.93	$16.93

On February 16, 2012, the last reported closing price of our common stock on the NASDAQ Global Select Market was $32.65.

Holders

There were 41 holders of record of our common stock as of February 16, 2012.

Dividend Policy

We initiated a regular quarterly dividend in the fourth quarter of 2009. During 2010 and 2011, we paid quarterly cash dividends of $0.07 per share and $0.09 per share, respectively. In January 2012, our Board of Directors approved a quarterly cash dividend of $0.11 per share payable on March 1, 2012 to stockholders of record as of the close of business on February 16, 2012. Any future declaration and payment of dividends will be at the sole discretion of the Company’s Board of Directors. The Board of Directors may take into account such matters as general business conditions, the Company’s financial results, capital requirements, contractual, legal, and regulatory restrictions on the payment of dividends to the Company’s stockholders or by the Company’s subsidiaries to the parent and any such other factors as the Board of Directors may deem relevant.

Recent Sales of Unregistered Securities

None.

Securities Authorized for Issuance Under Equity Compensation Plans

Please see the section entitled “Equity Compensation Plan Information” in Item 12.

Issuer Purchases of Equity Securities

During the quarter ended December 31, 2011, we repurchased the following shares of common stock:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Dollar Value of Shares That May Yet Be Purchased Under the Plans
				(In thousands)
October 1, 2011 — October 31, 2011	—	$—	—	$—
November 1, 2011 — November 30, 2011	60,173	19.07	—	—
December 1 , 2011 — December 31, 2011	237,998	29.14	237,998	28,065

	298,171	$27.11	237,998

In October 2011, the Board of Directors of the Company authorized a share repurchase program for up to $35.0 million of the Company’s common stock. As of December 31, 2011, a total of 237,998 shares were repurchased at an aggregate cost of $6.9 million. Shares repurchased under the program will be held in treasury for future use.

During the three months ended December 31, 2011, a total of 40,325 shares were surrendered by employees to us to satisfy the exercise price and employee withholding tax obligations upon the exercise of stock options at an average price of $28.45 per share, and 19,848 unvested restricted shares were purchased and cancelled upon the termination of employment or failure to meet performance conditions at par value of $.003 per share.

STOCK PERFORMANCE GRAPH

The following graph shows a comparison from December 31, 2006 through December 31, 2011 of the cumulative total return for (i) our common stock, (ii) the NASDAQ Composite Index and (iii) the Dow Jones US Financial Services Index.

The figures in this graph assume an initial investment of $100 in our common stock and in each index on December 31, 2006, and that all quarterly dividends were reinvested. The returns illustrated below are based on historical results during the period indicated and should not be considered indicative of future stockholder returns.

Item 6.    Selected Financial Data.

The selected statements of operations data for each of the years ended December 31, 2011, 2010 and 2009 and the selected balance sheet data as of December 31, 2011 and 2010 have been derived from our audited financial statements included elsewhere in this Form 10-K. The selected statements of operations data for the years ended December 31, 2008 and 2007, and the balance sheet data as of December 31, 2009, 2008 and 2007 have been derived from our audited financial statements not included in this Form 10-K.

	Year Ended December 31,
	2011	2010	2009	2008	2007
	(In thousands, except per share amounts)
Statements of Operations Data:
Revenues
Commissions
U.S. high-grade(1)	$108,931	$83,796	$62,557	$46,547	$52,541
Eurobond	17,799	18,656	20,339	18,146	18,828
Other(2)	28,714	19,728	13,236	8,835	8,845

Total commissions	155,444	122,180	96,132	73,528	80,214
Technology products and services(3)	14,310	13,648	9,778	8,555	742
Information and user access fees	7,199	6,681	6,252	6,025	5,877
Interest income	1,229	1,192	1,222	3,478	5,242
Other(4)	2,917	2,527	1,055	1,499	1,568

Total revenues	181,099	146,228	114,439	93,085	93,643

Expenses
Employee compensation and benefits	58,786	56,446	50,274	43,810	43,051
Depreciation and amortization	6,781	6,350	6,790	7,879	7,170
Technology and communications	10,912	9,982	8,436	8,311	7,463
Professional and consulting fees	10,138	8,503	6,869	8,171	7,639
Occupancy	2,921	2,997	3,129	2,891	3,275
Marketing and advertising	4,882	3,075	2,882	3,032	1,905
General and administrative	7,946	7,965	6,010	6,157	5,889

Total expenses	102,366	95,318	84,390	80,251	76,392

Income before income taxes	78,733	50,910	30,049	12,834	17,251
Provision for income taxes	31,029	19,482	13,947	4,935	6,931

Net income	$47,704	$31,428	$16,102	$7,899	$10,320

Net income per common share:
Basic	$1.29	$0.86	$0.44	$0.23	$0.32
Diluted	$1.20	$0.80	$0.42	$0.22	$0.30
Weighted average number of shares of common stock outstanding:
Basic	37,006	33,159	33,264	32,831	32,293
Diluted	39,608	39,051	38,082	35,737	34,453
Cash dividends per share	$0.36	$0.28	$0.07	$—	$—

	As of December 31,
	2011	2010	2009	2008	2007
	(In thousands)
Balance Sheet Data:
Cash and cash equivalents and securities available-for-sale	$247,730	$197,546	$174,338	$142,550	$124,290
Working capital(5)	253,907	191,482	170,060	137,390	120,656
Total assets	349,458	299,521	277,286	246,428	198,366

(1)	U.S. high-grade commissions include monthly distribution fees and commissions from the trading of U.S. high-grade bonds.

(2)	Other commissions consist primarily of commissions from the trading of emerging markets bonds, crossover and high-yield bonds and agency bonds.

(3)

Technology products and services include software licenses, maintenance and support services and professional consulting services. Revenues are principally derived from the acquisition of Greenline in March 2008.

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

Executive Overview

MarketAxess operates a leading electronic trading platform that allows investment industry professionals to efficiently trade corporate bonds and other types of fixed-income instruments. Our over 850 active institutional investor clients (firms that executed at least one trade in U.S. or European fixed-income securities through our electronic trading platform during 2011) include investment advisers, mutual funds, insurance companies, public and private pension funds, bank portfolios, broker-dealers and hedge funds. Our 87 broker-dealer market-maker clients provide liquidity on the platform and include most of the leading broker-dealers in global fixed-income trading. The Company also executes certain bond transactions between and among institutional investor and broker-dealer clients on a riskless principal basis by serving as counterparty to both the buyer and the seller in matching back-to-back trades, which then settle through a third-party clearing organization. Through our Corporate BondTicker™ service, we provide fixed-income market data, analytics and compliance tools that help our clients make trading decisions. In addition, we provide FIX (Financial Information eXchange) message management tools, connectivity solutions and ancillary technology services that facilitate the electronic communication of order information between trading counterparties. Our revenues are primarily generated from the trading of U.S. high-grade corporate bonds.

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

In general, we compete on the basis of a number of key factors, including, among others, the liquidity provided on our platform, the magnitude and frequency of price improvement enabled by our platform and the quality and speed of execution. We believe that our ability to grow volumes and revenues will largely depend on our performance with respect to these factors.

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

In July, 2010, the Dodd-Frank Act was signed into law, marking the greatest change to financial supervision since the 1930’s. U.S. financial regulators are in the midst of an intense period of rulemaking that is required to implement the provisions of the Dodd-Frank Act, and market participants will need to make strategic decisions in an environment of regulatory uncertainty. Among the most significant aspects of the derivatives section of the Dodd-Frank Act are mandatory clearing of certain derivatives transactions (“swaps”) through regulated central clearing organizations and mandatory trading of those swaps through either regulated exchanges or swap execution facilities, in each case, subject to certain key exceptions. As with other parts of the Dodd-Frank Act, many of the details of the new regulatory regime relating to swaps are left to the regulators to determine through rulemaking. While we expect that the CFTC and SEC will adopt rules that detail the new regulatory regime regarding the swaps market place in 2012, no assurance can be given regarding when, or whether, such rules will be finalized and implemented. Subject to such rulemaking, we currently expect to establish and operate a swap execution facility and/or a security-based swap execution facility.

The proposed Volcker Rule could adversely affect our bank-affiliated broker-dealer clients’ ability to make markets in a variety of fixed-income securities, thereby negatively impacting the level of liquidity and pricing available on our trading platform.

Similar to the U.S., regulatory bodies in Europe and elsewhere are developing new rules for derivatives trading. For example, the European Commission has issued three consultation papers intended to help define certain terms in the new OTC derivatives landscape and, in 2010, proposed legislation that mandates, among other things, central clearing of standardized CDS contracts. Although the European regulators have not yet adopted such legislation, our expectation is that the EU will, in line with the U.S., require central clearing of standardized CDS contracts and increase transparency through enhanced trade reporting requirements. However, it is not yet clear whether there will be any requirement in the EU to trade standardized CDS contracts on regulated exchanges or trading platforms.

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

U.S. High-Grade Corporate Bond Commissions.    Our U.S. high-grade corporate bond fee plans for fully electronic trades generally incorporate monthly distribution fees and variable transaction fees billed to our broker-dealer clients on a monthly basis. Certain dealers participate in fee programs that do not contain monthly distribution fees and instead incorporate additional per transaction execution fees and minimum monthly fee commitments. Under the fee plans, we electronically add the transaction fee to the spread quoted by the broker-dealer client.

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

Other Commissions.    Commissions for other bond, asset-backed and preferred securities trades generally vary based on the type and the maturity of the instrument traded. We generally operate using standard fee schedules that may include both transaction fees and monthly distribution fees that are charged to the participating dealers.

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

Expenses may grow in the future, notably in employee compensation and benefits, primarily due to investment in new products and geographic expansion. However, we believe that operating leverage can be achieved by increasing volumes in existing products and adding new products without substantial additions to our infrastructure.

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

Technology products and services.    We generate revenues from technology software licenses, maintenance and support services (referred to as post-contract technical support or “PCS”) and professional consulting services. Revenue is generally recognized when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable and collection is considered probable. We generally sell software licenses and PCS together as part of multiple-element arrangements. We also enter into contracts for technology integration consulting services unrelated to any software product.

For arrangements that include multiple elements, generally software licenses and PCS, we allocate and defer revenue for the undelivered items based on vendor specific objective evidence (“VSOE”) of the fair value of the undelivered elements and recognize the difference between the total arrangement fee and the amount deferred for the undelivered items as license revenue. The VSOE of each element is based on historical evidence of stand-alone sales of these elements to third parties or the stated renewal rate for the undelivered elements. When VSOE does not exist for undelivered items, the entire arrangement fee is recognized ratably over the performance period. For PCS, the term is typically one year and revenue is recognized over the duration of the arrangement on a straight-line basis.

Professional consulting services are generally separately priced and are typically not essential to the functionality of the software products. Revenues from these services are recognized separately from the license fee. Generally, revenue from time-and-materials consulting contracts is recognized as services are performed.

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

Results of Operations

Year Ended December 31, 2011 Compared to Year Ended December 31, 2010

Overview

Total revenues increased by $34.9 million or 23.8% to $181.1 million for the year ended December 31, 2011 from $146.2 million for the year ended December 31, 2010. This increase in total revenues was primarily due to an increase in commissions of $33.3 million.

Total expenses increased by $7.0 million or 7.4% to $102.4 million for the year ended December 31, 2011 from $95.3 million for the year ended December 31, 2010. The increase was primarily due to higher employee compensation and benefits of $2.3 million, professional and consulting fees of $1.6 million and marketing and advertising costs of $1.8 million.

Income before taxes increased by $27.8 million or 54.7% to $78.7 million for the year ended December 31, 2011 from $50.9 million for the year ended December 31, 2010. Net income increased by $16.3 million or 51.8% to $47.7 million for the year ended December 31, 2011 from $31.4 million for the year ended December 31, 2010.

Revenues

Our revenues for the years ended December 31, 2011 and 2010, and the resulting dollar and percentage changes, were as follows:

	Year Ended December 31,
	2011		2010
	$	% of Revenues	$	% of Revenues	$ Change	% Change
			($ in thousands)
Commissions	$155,444	85.8%	$122,180	83.6%	$33,264	27.2%
Technology products and services	14,310	7.9	13,648	9.3	662	4.9
Information and user access fees	7,199	4.0	6,681	4.6	518	7.8
Investment income	1,229	0.7	1,192	0.8	37	3.1
Other	2,917	1.6	2,527	1.7	390	15.4

Total revenues	$181,099	100.0%	$146,228	100.0%	$34,871	23.8%

Commissions.    Our commission revenues for the years ended December 31, 2011 and 2010, and the resulting dollar and percentage changes, were as follows:

	Year Ended December 31,
	2011	2010	$ Change	% Change
		($ in thousands)
Distribution fees
U.S. high-grade	$49,580	$37,467	$12,113	32.3%
Eurobond	14,149	12,693	1,456	11.5

Total distribution fees	63,729	50,160	13,569	27.1
Variable transaction fees
U.S. high-grade	59,351	46,329	13,022	28.1
Eurobond	3,650	5,963	(2,313)	(38.8)
Other	28,714	19,728	8,986	45.5

Total transaction fees	91,715	72,020	19,695	27.3

Total commissions	$155,444	$122,180	$33,264	27.2%

The $13.6 million increase in distribution fees for the year ended December 31, 2011 compared to the year ended December 31, 2010 was due principally to the migration of seven U.S. broker-dealer market makers in the prior 15 months from an all-variable fee plan to a plan that incorporates a combination of a monthly distribution fee and variable transaction fees and the addition of several new U.S. and European broker-dealer market makers to the platform.

Due in part to the continuing sovereign debt concerns and competitive environment in Europe, trading volume in our Eurobond product has significantly decreased in 2010 and 2011. We intend to reduce the monthly distribution fees paid by our European broker-dealer market makers effective March 1, 2012, but leave dealer variable transaction fees unchanged. We expect that Eurobond distribution fees will decline by approximately $0.5 million per month. Despite our efforts, there is no assurance that Eurobond trading volumes and revenues will increase as a result of this change. It is possible that our broker-dealer clients could respond to this new fee plan by either reducing the amount of their business conducted on our platform or terminating their contractual relationship with us, which could have an adverse impact on our fees.

The following table shows the extent to which the increase in commissions for the year ended December 31, 2011 was attributable to changes in transaction volumes, variable transaction fees per million and distribution fees:

	Change from Year Ended December 31, 2010
	U.S. High-Grade	Eurobond	Other	Total
		(In thousands)
Volume increase (decrease)	$15,259	$(1,580)	$10,154	$23,833
Variable transaction fee per million (decrease)	(2,237)	(733)	(1,168)	(4,138)
Distribution fees increase	12,113	1,456	—	13,569

Total commissions increase (decrease)	$25,135	$(857)	$8,986	$33,264

Our trading volume for each of the years presented was as follows:

	Year Ended December 31,
	2011	2010	$ Change	% Change
Trading Volume Data (in millions)
U.S. high-grade — fixed rate	$311,758	$235,698	$76,060	32.3%
U.S. high-grade — floating rate	11,802	7,698	4,104	53.3

Total U.S. high-grade	323,560	243,396	80,164	32.9
Eurobond	36,933	50,251	(13,318)	(26.5)
Other	164,514	108,610	55,904	51.5

Total	$525,007	$402,257	$122,750	30.5%

Number of U.S. Trading Days	250	250
Number of U.K. Trading Days	251	253

For volume reporting purposes, transactions in foreign currencies are converted to U.S. dollars at average monthly rates. The 32.3% increase in U.S. high-grade volume was principally due to an increase in the Company’s estimated market share of total U.S. high-grade corporate bond volume as reported by FINRA TRACE from 8.4% for the year ended December 31, 2010 to 11.1% for the year ended December 31, 2011. Estimated FINRA TRACE U.S. high-grade volume for the year ended December 31, 2011 was $2.9 trillion and increased approximately 1.0% from the year ended December 31, 2010. Our Eurobond volumes decreased by 26.5% for the year ended December 31, 2011 compared to the year ended December 31, 2010. We believe that the decline in Eurobond volumes was due, in part, to continuing sovereign debt concerns which negatively impacted market conditions and the competitive environment in Europe. Other volume increased by 51.5% for the year ended December 31, 2011 compared to the year ended December 31, 2010, primarily due to higher agency, emerging markets and high-yield bond volumes.

Our average variable transaction fee per million for the years ended December 31, 2011 and 2010 was as follows:

	Year Ended December 31,
	2011	2010
Average Variable Transaction Fee Per Million
U.S. high-grade — fixed rate	$190	$196
U.S. high-grade — floating rate	22	28
Total U.S. high-grade	183	190
Eurobond	99	119
Other	175	182
Total	175	179

The U.S. high-grade average variable transaction fee per million decreased from $190 per million for the year ended December 31, 2010 to $183 per million for the year ended December 31, 2011. The decline was primarily due to the migration of seven U.S. broker-dealer market makers from an all-variable plan to a plan that incorporates a combination of a monthly distribution fee and variable transaction fees. The decline was partially offset from an increase in the percentage of volume derived from broker-dealer clients on an all-variable plan. Eurobond average variable transaction fee per million decreased from $119 per million for the year ended December 31, 2010 to $99 per million for the year ended December 31, 2011. In June 2010, we launched a click-to-trade protocol in the European market. In connection with the launch, the Eurobond fee plan was generally revised downward. Other average variable transaction fee per million decreased from $182 per million for the year ended December 31, 2010 to $175 per million for the year ended December 31, 2011, primarily due to a higher percentage of volume in products that carry lower fees per million, principally agency bonds.

Technology Products and Services.    Technology products and services revenues increased by $0.7 million or 4.9% to $14.3 million for the year ended December 31, 2011 from $13.6 million for the year ended December 31, 2010. The increase was primarily a result of higher technology integration consulting services.

Information and User Access Fees.    Information and user access fees increased by $0.5 million or 7.8% to $7.2 million for the year ended December 31, 2011 from $6.7 million for the year ended December 31, 2010.

Investment Income.    Investment income was $1.2 million for each of the years ended December 31, 2011 and December 31, 2010.

Other.    Other revenues increased by $0.4 million or 15.4% to $2.9 million for the year ended December 31, 2011 from $2.5 million for the year ended December 31, 2010. The increase was primarily a result of higher initial set-up fees from broker-dealer clients.

Expenses

Our expenses for the years ended December 31, 2011 and 2010, and the resulting dollar and percentage changes, were as follows:

	Year Ended December 31,
	2011		2010
	$	% of Revenues	$	% of Revenues	$ Change	% Change
			($ in thousands)
Expenses
Employee compensation and benefits	$58,786	32.5%	$56,446	38.6%	$2,340	4.1%
Depreciation and amortization	6,781	3.7	6,350	4.3	431	6.8
Technology and communications	10,912	6.0	9,982	6.8	930	9.3
Professional and consulting fees	10,138	5.6	8,503	5.8	1,635	19.2
Occupancy	2,921	1.6	2,997	2.0	(76)	(2.5)
Marketing and advertising	4,882	2.7	3,075	2.1	1,807	58.8
General and administrative	7,946	4.4	7,965	5.4	(19)	(0.2)

Total expenses	$102,366	56.5%	$95,318	65.2%	$7,048	7.4%

Employee Compensation and Benefits.    Employee compensation and benefits increased by $2.3 million or 4.1% to $58.8 million for the year ended December 31, 2011 from $56.4 million for the year ended December 31, 2010. This increase was primarily attributable to higher incentive compensation of $2.3 million due to improved operating performance and higher wages and employment taxes and benefits aggregating $2.2 million, offset by a decline in stock-based compensation expense of $2.1 million. The lower stock-based compensation expense was principally due to the cancelation of unvested stock options, restricted stock and performance shares related to the June 2011 resignation of the Company’s President. The total number of employees increased to 232 as of December 31, 2011 from 227 as of December 31, 2010. As a percentage of total revenues, employee compensation and benefits expense decreased to 32.5% for the year ended December 31, 2011 from 38.6% for the year ended December 31, 2010.

Depreciation and Amortization.    Depreciation and amortization expense increased by $0.4 million or 6.8% to $6.8 million for the year ended December 31, 2011 from $6.4 million for the year ended December 31, 2010. The increase was primarily due to higher depreciation of production and office hardware costs of $0.4 million. For the years ended December 31, 2011 and 2010, we capitalized $4.1 million and $1.9 million, respectively, of software development costs, and $3.2 million and $5.2 million, respectively, of equipment and leasehold improvements. The 2010 equipment and leasehold improvement expenditures included $3.0 million associated with the move of our corporate offices to new premises in New York City in the first quarter of 2010.

Technology and Communications.    Technology and communications expense increased by $0.9 million or 9.3% to $10.9 million for the year ended December 31, 2011 from $10.0 million for the year ended December 31, 2010. The increase was primarily attributable to higher expenses associated with production data and telecommunication costs.

Professional and Consulting Fees.    Professional and consulting fees increased by $1.6 million or 19.2% to $10.1 million for the year ended December 31, 2011 from $8.5 million for the year ended December 31, 2010. The increase was principally due to higher technology consulting costs of $1.2 million and legal expense, principally in connection with proposed swap execution facility-related regulation, of $0.9 million.

Occupancy.    Occupancy costs decreased by $0.1 million or 2.5% to $2.9 million for the year ended December 31, 2011 from $3.0 million for the year ended December 31, 2010.

Marketing and Advertising.    Marketing and advertising expense increased by $1.8 million or 58.8% to $4.9 million for the year ended December 31, 2011 from $3.1 million for the year ended December 31, 2010. The increase was principally due to higher advertising costs of $0.9 million associated with our credit default swaps trading capabilities and travel and entertainment expenses related to sales activities of $0.6 million.

General and Administrative.    General and administrative expense was $7.9 million for each of the years ended December 31, 2011 and 2010. During 2011, a credit of $1.0 million resulting from the settlement of a reimbursement claim on previously paid sales tax was offset by a higher charge for doubtful accounts of $0.6 million and a write-off of a minority investment of $0.6 million. During the fourth quarter of 2011, MF Global Inc., a broker-dealer market maker on our platform, entered a liquidation proceeding. In connection with the proceeding, we recorded a 100% allowance against outstanding receivables amounting to $0.9 million.

Provision for Income Tax

We recorded an income tax provision of $31.0 million and $19.5 million for the years ended December 31, 2011 and 2010, respectively. The increase in the tax provision was primarily attributable to the $27.8 million increase in pre-tax income. With the exception of certain foreign and state and local taxes, the provision for income taxes was largely a non-cash expense since we had net operating loss and tax credit carryforwards available to offset the majority of U.S. taxable income. We fully utilized the balance of our unrestricted U.S. federal net operating loss carryforward during 2011, which we expect will result in an increase in cash paid for income taxes in subsequent years.

Our consolidated effective tax rate for the year ended December 31, 2011 was 39.4% compared to 38.3% for the year ended December 31, 2010. Our consolidated effective tax rate can vary from period to period depending on, among other factors, the geographic and business mix of our earnings and changes in tax legislation and tax rates.

As of December 31, 2011, we had restricted U.S. federal net operating loss carryforwards of approximately $12.3 million. The utilization of our U.S. net operating loss carryforwards is subject to an annual limitation of approximately $2.1 million as determined by Section 382 of the Internal Revenue Code.

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

Revenues

Our revenues for the years ended December 31, 2010 and 2009, and the resulting dollar and percentage changes, were as follows:

	Year Ended December 31,
	2010		2009
	$	% of Revenues	$	% of Revenues	$ Change	% Change
			($ in thousands)
Commissions	$122,180	83.6%	$96,132	84.0%	$26,048	27.1%
Technology products and services	13,648	9.3	9,778	8.5	3,870	39.6
Information and user access fees	6,681	4.6	6,252	5.5	429	6.9
Investment income	1,192	0.8	1,222	1.1	(30)	(2.5)
Other	2,527	1.7	1,055	0.9	1,472	139.5

Total revenues	$146,228	100.0%	$114,439	100.0%	$31,789	27.8%

Commissions.    Our commission revenues for the years ended December 31, 2010 and 2009, and the resulting dollar and percentage changes, were as follows:

	Year Ended December 31,
	2010	2009	$ Change	% Change
		($ in thousands)
Distribution fees
U.S. high-grade	$37,467	$30,831	$6,636	21.5%
Eurobond	12,693	12,526	167	1.3

Total distribution fees	50,160	43,357	6,803	15.7
Variable transaction fees
U.S. high-grade	46,329	31,726	14,603	46.0
Eurobond	5,963	7,813	(1,850)	(23.7)
Other	19,728	13,236	6,492	49.0

Total transaction fees	72,020	52,775	19,245	36.5

Total commissions	$122,180	$96,132	$26,048	27.1%

The $6.8 million increase in distribution fees for the year ended December 31, 2010 compared to the year ended December 31, 2009 was due principally to the migration of several U.S. broker-dealer market makers from an all-variable fee plan to a plan that incorporates a combination of a monthly distribution fee and variable transaction fees.

The following table shows the extent to which the increase in commissions for the year ended December 31, 2010 was attributable to changes in transaction volumes, variable transaction fees per million and distribution fees:

	Change from Year Ended December 31, 2009
	U.S. High-Grade	Eurobond	Other	Total
		(In thousands)
Volume increase (decrease)	$11,865	$(898)	$8,759	$19,725
Variable transaction fee per million increase (decrease)	2,738	(952)	(2,267)	(480)
Distribution fees increase	6,636	167	—	6,803

Total commissions increase (decrease)	$21,239	$(1,683)	$6,492	$26,048

Our trading volume for each of the years presented was as follows:

	Year Ended December 31,
	2010	2009	$ Change	% Change
Trading Volume Data (in millions)
U.S. high-grade — fixed rate	$235,698	$170,519	$65,179	38.2%
U.S. high-grade — floating rate	7,698	6,629	1,069	16.1

Total U.S. high-grade	243,396	177,148	66,248	37.4
Eurobond	50,251	56,778	(6,527)	(11.5)
Other	108,610	65,360	43,250	66.2

Total	$402,257	$299,286	$102,971	34.4%

Number of U.S. Trading Days	250	250
Number of U.K. Trading Days	253	253

For volume reporting purposes, transactions in foreign currencies are converted to U.S. dollars at average monthly rates. The 37.4% increase in U.S. high-grade volume was principally due to an increase in the Company’s estimated market share of total U.S. high-grade corporate bond volume as reported by FINRA TRACE from 6.2% for the year ended December 31, 2009 to 8.4% for the year ended December 31, 2010. Estimated FINRA TRACE U.S. high-grade volume increased by less than 1% to $2.9 trillion for the year ended December 31, 2010. Our Eurobond volumes decreased by 11.5% for the year ended December 31, 2010 compared to the year ended December 31, 2009. We believe that the decline in Eurobond volumes was due, in part, to continuing sovereign debt concerns which negatively impacted market conditions. Other volume increased by 66.2% for the year ended December 31, 2010 compared to the year ended December 31, 2009, primarily due to higher agencies and emerging markets volume.

Our average variable transaction fee per million for the years ended December 31, 2010 and 2009 was as follows:

	Year Ended December 31,
	2010	2009
Average Variable Transaction Fee Per Million
U.S. high-grade — fixed rate	$196	$185
U.S. high-grade — floating rate	28	24
Total U.S. high-grade	190	179
Eurobond	119	138
Other	182	203
Total	179	176

The U.S. high-grade average variable transaction fee per million improved from $179 per million for the year ended December 31, 2009 to $190 per million for the year ended December 31, 2010, primarily due to an increase in the percentage of volume derived from broker-dealer clients on an all-variable plan. Eurobond average variable transaction fee per million decreased from $138 per million for the year ended December 31, 2009 to $119 per million for the year ended December 31, 2010. In June 2010, we launched a click-to-trade protocol in the European market. In connection with the launch, the Eurobond fee plan was revised generally downward. Other average variable transaction fee per million decreased from $203 per million for the year ended December 31, 2009 to $182 per million for the year ended December 31, 2010, primarily due to a higher percentage of volume in products that carry lower fees per million, principally agency bonds.

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

As of December 31, 2010, we had U.S. federal net operating loss carryforwards of $29.8 million and tax credit carryforwards of $6.0 million for income tax purposes. The net deferred tax asset of $19.8 million at December 31, 2010 included a valuation allowance of $0.2 million arising from certain tax credit and foreign and state tax loss carryforwards. This valuation allowance was deemed appropriate due to available evidence indicating that some of the deferred tax assets might not be realized in future years.

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

The following table sets forth certain consolidated quarterly income statement data for the eight quarters ended December 31, 2011. In our opinion, this unaudited information has been prepared on a basis consistent with our annual financial statements and includes all adjustments (consisting only of normal recurring adjustments) necessary for a fair statement of the unaudited quarterly data. This information should be read in conjunction with our Consolidated Financial Statements and related Notes included in this Annual Report on Form 10-K. The results of operations for any quarter are not necessarily indicative of results that we may achieve for any subsequent periods.

	Three Months Ended
	Dec 31, 2011	Sep 30, 2011	Jun 30, 2011	Mar 31, 2011	Dec 31, 2010	Sep 30, 2010	Jun 30, 2010	Mar 31, 2010
			(In thousands, except per share data)
Revenues
Commissions
U.S. high-grade	$27,706	$28,017	$26,830	$26,378	$22,234	$21,537	$20,249	$19,776
Eurobond	4,133	4,443	4,606	4,617	4,420	4,075	4,669	5,492
Other	6,922	7,362	7,640	6,790	5,607	5,540	4,542	4,039

Total commissions	38,761	39,822	39,076	37,785	32,261	31,152	29,460	29,307
Technology products and services	3,439	3,779	3,984	3,108	3,778	3,455	3,251	3,164
Information and user access fees	1,960	1,831	1,719	1,689	1,722	1,603	1,722	1,634
Interest income	317	303	310	299	285	301	315	291
Other	658	829	702	728	559	902	578	488

Total revenues(1)	45,135	46,564	45,791	43,609	38,605	37,413	35,326	34,884

Expenses
Employee compensation and benefits	13,707	13,707	15,104	16,268	13,998	14,326	14,189	13,933
Depreciation and amortization	1,793	1,799	1,627	1,562	1,552	1,560	1,622	1,616
Technology and communications	2,916	2,772	2,724	2,500	2,669	2,543	2,353	2,417
Professional and consulting fees	2,354	2,247	2,665	2,872	2,134	2,241	1,990	2,138
Occupancy	726	721	708	766	646	706	707	938
Marketing and advertising	1,380	1,280	1,248	974	1,009	679	759	628
General and administrative	3,393	1,742	1,810	1,001	2,152	1,834	1,850	2,129

Total expenses	26,269	24,268	25,886	25,943	24,160	23,889	23,470	23,799

Income before income taxes	18,866	22,296	19,905	17,666	14,445	13,524	11,856	11,085
Provision for income taxes	7,323	8,852	7,968	6,886	5,498	4,913	4,687	4,384

Net income	$11,543	$13,444	$11,937	$10,780	$8,947	$8,611	$7,169	$6,701

Net income per common share:
Basic	$0.31	$0.36	$0.32	$0.30	$0.25	$0.24	$0.19	$0.18
Diluted	$0.29	$0.34	$0.30	$0.27	$0.23	$0.22	$0.18	$0.17

(1)	Of these amounts, $2,092, $2,011, $1,633, $1,808, $1,522, $1,455, $1,456 and $1,435 respectively, were from related parties.

The following tables set forth trading volume and average variable transaction fee per million traded for the eight quarters ended December 31, 2011.

	Three Months Ended
	Dec 31, 2011	Sep 30, 2011	Jun 30, 2011	Mar 31, 2011	Dec 31, 2010	Sep 30, 2010	Jun 30, 2010	Mar 31, 2010
	(In millions)
Trading Volume Data
U.S. high-grade — fixed rate	$73,181	$79,233	$77,077	$82,267	$61,982	$59,221	$55,829	$58,666
U.S. high-grade — floating rate	2,278	2,761	3,825	2,938	1,346	1,166	2,341	2,845

Total U.S. high-grade	75,459	81,994	80,902	85,205	63,328	60,387	58,170	61,511
Eurobond	8,042	7,580	9,998	11,313	10,780	10,712	12,739	16,019
Other	41,699	42,092	42,061	38,661	30,215	29,351	27,372	21,672

Total	$125,200	$131,666	$132,961	$135,179	$104,323	$100,450	$98,281	$99,202

	Three Months Ended
	Dec 31, 2011	Sep 30, 2011	Jun 30, 2011	Mar 31, 2011	Dec 31, 2010	Sep 30, 2010	Jun 30, 2010	Mar 31, 2010
Average Variable Transaction Fee Per Million
U.S. high-grade — fixed rate	$195	$195	$192	$178	$196	$208	$196	$183
U.S. high-grade — floating rate	$27	$24	$22	$17	$36	$32	$23	$27
Total U.S. high-grade	$190	$189	$184	$172	$192	$205	$189	$175
Eurobond	$92	$108	$95	$101	$101	$93	$130	$139
Other	$166	$175	$182	$176	$186	$189	$166	$186
Total	$175	$180	$177	$167	$181	$188	$175	$172
Number of U.S. trading days	61	64	63	62	62	64	63	61
Number of U.K. trading days	63	65	60	63	64	65	61	63

Liquidity and Capital Resources

During the past three years, we have met our funding requirements through cash on hand and internally generated funds. Cash and cash equivalents and securities available-for-sale totaled $247.7 million at December 31, 2011. Other than a capital lease obligation amounting to $0.6 million as of December 31, 2011, we have no long-term or short-term debt and do not maintain bank lines of credit.

Our cash flows were as follows:

	Year Ended December 31,
	2011	2010	2009
	(In thousands)
Net cash provided by operating activities	$65,478	$64,146	$43,327
Net cash (used in) investing activities	(8,576)	(7,720)	(44,165)
Net cash (used in) financing activities	(11,199)	(33,849)	(2,646)
Effect of exchange rate changes on cash and cash equivalents	(1,077)	(924)	(498)

Net increase (decrease) for the period	$44,626	$21,653	$(3,981)

We define free cash flow as cash flow from operating activities less expenditures for furniture, equipment and leasehold improvements and capitalized software development costs. For the years ended December 31, 2011, 2010 and 2009, free cash flow was $58.3 million, $57.0 million and $36.5 million, respectively. Free cash flow is a non-GAAP financial measure. We believe that this non-GAAP financial measure, when taken into consideration with the corresponding GAAP financial measures, is important in gaining an understanding of our financial strength and cash flow generation.

Cash Flows for the Year Ended December 31, 2011 Compared to Year Ended December 31, 2010

Net cash provided by operating activities was $65.5 million for the year ended December 31, 2011 compared to $64.1 million for the year ended December 31, 2010. The $1.3 million increase in net cash provided by operating activities was primarily due to an increase in net income of $16.3 million, offset by an increase in cash used for working capital of $14.6 million and lower non-cash stock based compensation expense of $2.1 million. We fully utilized the balance of our unrestricted U.S. federal net operating loss carryforward during 2011, which resulted in an increase in cash paid for income taxes in 2011. During 2011, cash paid for income taxes was $10.2 million compared to $2.2 million in 2010.

Net cash used in investing activities was $8.6 million for the year ended December 31, 2011 compared to $7.7 million for the year ended December 31, 2010. Net purchases of securities available-for-sale were $4.9 million in 2011 compared to $0.6 million in December 31, 2010. Capital expenditures were $7.2 million and $7.1 million for the years ended December 31, 2011 and 2010, respectively. Securities and cash provided as collateral decreased by $3.5 million in 2011.

Net cash used in financing activities was $11.2 million for the year ended December 31, 2011 compared to $33.8 million for the year ended December 31, 2010. The $22.7 million decrease in net cash used in financing activities was principally due to a reduction in repurchases of our common stock of $23.1 million and an increase in windfall tax benefits on stock-based compensation of $5.7 million, offset by a decrease of $2.3 million in proceeds from the exercise of stock options and grants of restricted stock and an increase of $3.1 million in cash dividends paid in 2011 on common stock.

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

We believe that our current resources are adequate to meet our liquidity needs and capital expenditure requirements for at least the next 12 months. However, our future liquidity and capital requirements will depend on a number of factors, including expenses associated with product development and expansion and new business opportunities that are intended to further diversify our revenue stream. We may also acquire or invest in technologies, business ventures or products that are complementary to our business. In addition, we fully utilized the balance of our unrestricted U.S. federal net operating loss carryforward during 2011, which we expect will result in an increase in cash paid for income taxes in subsequent years. In the event we require any additional financing, it will take the form of equity or debt financing. Any additional equity offerings may result in dilution to our stockholders. Any debt financings, if available at all, may involve restrictive covenants with respect to dividends, issuances of additional capital and other financial and operational matters related to our business.

We have three regulated subsidiaries, MarketAxess Corporation, MarketAxess Europe Limited and MarketAxess Canada Ltd. MarketAxess Corporation is a registered broker-dealer in the U.S., MarketAxess Europe Limited is a registered multilateral trading facility dealer in the U.K. and MarketAxess Canada Ltd. is a registered Alternative Trading System dealer in the Province of Ontario. As such, they are subject to minimum regulatory capital requirements imposed by their respective market regulators that are intended to ensure general financial soundness and liquidity based on certain minimum capital requirements. The relevant regulations prohibit a registrant from repaying borrowings from its parent or affiliates, paying cash dividends, making loans to its parent or affiliates or otherwise entering into transactions that result in a significant reduction in its regulatory net capital position without prior notification to or approval from its principal regulator. The capital structures of our subsidiaries are designed to provide each with capital and liquidity consistent with its business and regulatory requirements. Subject to rulemaking pursuant to the Dodd-Frank Act, we currently expect to establish and operate a swap execution facility and/or a security-based swap execution facility and we will be required to maintain an additional amount of minimum net capital in connection with such facilities. The following table sets forth the capital requirements, as defined, that the Company’s subsidiaries were required to maintain as of December 31, 2011:

	MarketAxess Corporation	MarketAxess Europe Limited	MarketAxess Canada Limited
	(In thousands)
Net capital	$73,890	$24,301	$418
Minimum net capital required	2,499	3,179	269

Excess net capital	$71,391	$21,122	$149

We execute certain bond transactions between and among institutional investor and broker-dealer clients on a riskless principal basis by serving as counterparty to both the buyer and the seller in matching back-to-back trades, which are then settled through a third-party clearing organization. We act as intermediary on a riskless principal basis in these bond transactions by serving as counterparty to the two clients involved. Settlement typically occurs within one to three trading days after the trade date. Cash settlement of the transaction occurs upon receipt or delivery of the underlying instrument that was traded. Under securities clearing agreements with the independent third party, we maintain collateral deposits with the clearing broker in the form of cash. As of December 31, 2011, the amount of the collateral deposits included in prepaid expenses and other assets in the Consolidated Statements of Financial Condition was $0.9 million. We are exposed to credit risk in the event a counterparty does not fulfill its obligation to complete a transaction. Pursuant to the terms of the securities clearing agreements between us and the independent clearing broker, the clearing broker has the right to charge us for losses resulting from a counterparty’s failure to fulfill its contractual obligations. The losses are not capped at a maximum amount and apply to all trades executed through the clearing broker. At December 31, 2011, we had not recorded any liabilities with regard to this right.

In the ordinary course of business, we enter into contracts that contain a variety of representations, warranties and general indemnifications. Our maximum exposure from any claims under these arrangements is unknown, as this would involve claims that have not yet occurred. However, based on past experience, we expect the risk of loss to be remote.

In October 2011, our Board of Directors authorized a share repurchase program for up to $35.0 million of our common stock. As of December 31, 2011, a total of 237,998 shares were repurchased at an aggregate cost of $6.9 million. Shares repurchased under the program will be held in treasury for future use. Through February 16, 2012, a total of 820,894 shares have been repurchased at an aggregate cost of $25.2 million.

In January 2012, the Company’s Board of Directors approved a quarterly cash dividend of $0.11 per share payable on March 1, 2012 to stockholders of record as of the close of business on February 16, 2012. Any future declaration and payment of dividends will be at the sole discretion of the Company’s Board of Directors. The Board of Directors may take into account such matters as general business conditions, the Company’s financial results, capital requirements, contractual, legal, and regulatory restrictions on the payment of dividends to the Company’s stockholders or by the Company’s subsidiaries to the parent and any such other factors as the Board of Directors may deem relevant.

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

Contractual Obligations and Commitments

As of December 31, 2011, we had the following contractual obligations and commitments:

	Payments due by period
	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
	(In thousands)
Operating leases	$19,551	$1,805	$3,546	$4,041	$10,159
Capital leases	700	336	364	—	—
Foreign currency forward contract	28,516	28,516	—	—	—

	$48,767	$30,657	$3,910	$4,041	$10,159

We enter into foreign currency forward contracts with a non-controlling stockholder broker-dealer client to hedge the exposure to variability in foreign currency cash flows resulting from the net investment in our U.K. subsidiary. As of December 31, 2011, the notional value of the foreign currency forward contract outstanding was $28.7 million and the gross and net fair value asset was $0.2 million.

As of December 31, 2011, we had unrecognized tax benefits of $3.6 million. Due to the nature of the underlying positions, it is not currently possible to schedule the future payment obligations by period.

In January 2012, our Board of Directors approved a quarterly dividend to be paid to the holders of the outstanding shares of capital stock. A cash dividend of $0.11 per share of voting and non-voting common stock outstanding will be payable on March 1, 2012 to stockholders of record as of the close of business on February 16, 2012. We expect the total amount payable to be approximately $4.2 million.

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

As of December 31, 2011, we had a $78.1 million investment in securities available-for-sale. Adverse movements, such as a 10% decrease in the value of these securities or a downturn or disruption in the markets for these securities, could result in a substantial loss. In addition, principal gains and losses resulting from these securities could on occasion have a disproportionate effect, positive or negative, on our financial condition and results of operations for any particular reporting period.

See also Item 1A. Risk Factors, “Risks Related to Our Industry — Economic, political and market factors beyond our control could reduce demand for our services and harm our business, and our profitability could suffer.”

Interest Rate Risk

Interest rate risk represents our exposure to interest rate changes with respect to the money market instruments, U.S. Treasury obligations and fixed-income securities in which we invest. As of December 31, 2011, our cash and cash equivalents and securities available-for-sale amounted to $247.7 million and were primarily invested in money market instruments, U.S. government obligations and municipal securities. We do not maintain an inventory of bonds that are traded on our platform.

Derivative Risk

Our limited derivative risk stems from our activities in the foreign currency forward contract market. We use this market to mitigate our U.S. dollar versus Pound Sterling exposure that arises from the activities of our U.K. subsidiary. As of December 31, 2011, the notional value of our foreign currency forward contract was $28.7 million. We do not speculate in any derivative instruments.

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

Cash and cash equivalents includes cash and money market instruments that are primarily maintained at one major global bank. Given this concentration, we are exposed to certain credit risk.

Item 8.    Financial Statements and Supplementary Data.

MARKETAXESS HOLDINGS INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Management’s Report on Internal Control Over Financial Reporting	71

Audited Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm	72

Consolidated Statements of Financial Condition — As of December 31, 2011 and 2010	73

Consolidated Statements of Operations — For the years ended December 31, 2011, 2010 and 2009	74

Consolidated Statements of Changes in Stockholders’ Equity and Accumulated Other Comprehensive Loss — For the years ended December 31, 2011, 2010 and 2009	75

Consolidated Statements of Cash Flows — For the years ended December 31, 2011, 2010 and 2009	76

Notes to Consolidated Financial Statements	77

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2011. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework.

Based on our assessment and those criteria, management concluded that the Company maintained effective internal control over financial reporting as of December 31, 2011.

The effectiveness of our internal control over financial reporting as of December 31, 2011 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of MarketAxess Holdings Inc.:

In our opinion, the consolidated financial statements listed in the accompanying index on page 70 present fairly, in all material respects, the financial position of MarketAxess Holdings Inc. and its subsidiaries at December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2011 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Management’s Report on Internal Control over Financial Reporting.” Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PRICEWATERHOUSECOOPERS LLP
PRICEWATERHOUSECOOPERS LLP

New York, New York

February 17, 2012

MARKETAXESS HOLDINGS INC.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	As of December 31
	2011	2010
	(In thousands, except share and per share amounts)
ASSETS
Cash and cash equivalents	$169,620	$124,994
Securities available-for-sale	78,110	72,552
Accounts receivable, net of allowance of $1,086 and $427 as of December 31, 2011 and 2010, respectively	36,170	25,682
Deferred tax assets, net	8,089	19,813
Goodwill and intangible assets, net of accumulated amortization	34,544	36,012
Capitalized software, furniture, equipment and leasehold improvements, net of accumulated depreciation and amortization	14,460	12,545
Prepaid expenses and other assets	8,465	7,923

Total assets	$349,458	$299,521

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Accrued employee compensation	$19,425	$17,791
Deferred revenue	5,326	4,571
Accounts payable, accrued expenses and other liabilities	12,268	12,368

Total liabilities	37,019	34,730

Commitments and Contingencies (Note 12)	—	—
Series B Preferred Stock, $0.001 par value, 35,000 shares authorized; zero and 35,000 issued and outstanding as of December 31, 2011 and 2010, respectively	—	30,315

Stockholders’ equity
Preferred stock, $0.001 par value, 4,855,000 shares authorized, no shares issued and outstanding as of December 31, 2011 and 2010	—	—
Series A Preferred Stock, $0.001 par value, 110,000 shares authorized, no shares issued and outstanding as of December 31, 2011 and 2010	—	—
Common stock voting, $0.003 par value, 110,000,000 shares authorized, 37,725,394 shares and 35,945,001 shares issued and 36,183,655 shares and 31,141,261 shares outstanding as of December 31, 2011 and 2010, respectively	113	108
Common stock non-voting, $0.003 par value, 10,000,000 shares authorized, 2,585,654 shares issued and outstanding as of December 31, 2011 and 2010	9	9
Additional paid-in capital	340,716	340,615
Treasury stock — Common stock voting, at cost, 1,541,739 shares and 4,803,740 shares as of December 31, 2011 and 2010, respectively	(25,933)	(70,000)
Accumulated deficit	(584)	(34,605)
Accumulated other comprehensive loss	(1,882)	(1,651)

Total stockholders’ equity	312,439	234,476

Total liabilities and stockholders’ equity	$349,458	$299,521

The accompanying notes are an integral part of these consolidated financial statements.

MARKETAXESS HOLDINGS INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2011	2010	2009
	(In thousands, except per share amounts)
Revenues
Commissions
U.S. high-grade	$108,931	$83,796	$62,557
Eurobond	17,799	18,656	20,339
Other	28,714	19,728	13,236

Total commissions	155,444	122,180	96,132
Technology products and services	14,310	13,648	9,778
Information and user access fees	7,199	6,681	6,252
Investment income	1,229	1,192	1,222
Other	2,917	2,527	1,055

Total revenues	181,099	146,228	114,439

Expenses
Employee compensation and benefits	58,786	56,446	50,274
Depreciation and amortization	6,781	6,350	6,790
Technology and communications	10,912	9,982	8,436
Professional and consulting fees	10,138	8,503	6,869
Occupancy	2,921	2,997	3,129
Marketing and advertising	4,882	3,075	2,882
General and administrative	7,946	7,965	6,010

Total expenses	102,366	95,318	84,390

Income before income taxes	78,733	50,910	30,049
Provision for income taxes	31,029	19,482	13,947

Net income	$47,704	$31,428	$16,102

Net income per common share
Basic	$1.29	$0.86	$0.44
Diluted	$1.20	$0.80	$0.42
Cash dividends declared per common share	$0.36	$0.28	$0.07
Weighted average shares outstanding
Basic	37,006	33,159	33,264
Diluted	39,608	39,051	38,082

The accompanying notes are an integral part of these consolidated financial statements.

MARKETAXESS HOLDINGS INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY AND ACCUMULATED OTHER COMPREHENSIVE LOSS

	Common Stock Voting	Common Stock Non - Voting	Additional Paid-In Capital	Receivable for Common Stock Subscribed	Treasury Stock - Common Stock Voting	Accumulated Deficit	Accumulated Other Comprehen- sive Loss	Total Stockholders’ Equity
	(In thousands)
Balance at December 31, 2008	$102	$9	$305,508	$(951)	$(40,000)	$(68,855)	$(1,320)	$194,493

Comprehensive income:
Net income	—	—	—	—	—	16,102	—	16,102
Cumulative translation adjustment and foreign currency exchange hedge, net of tax	—	—	—	—	—	—	(331)	(331)
Unrealized net gain on securities available-for-sale, net of tax	—	—	—	—	—	—	260	260

Total comprehensive income								16,031
Stock-based compensation	—	—	8,414	—	—	—	—	8,414
Exercise of stock options and grants of restricted stock, net of withholding tax on stock vesting	2	—	240	—	—	—	—	242
Decrement in windfall from stock-based compensation	—	—	(266)	—	—	—	—	(266)
Repayment of promissory notes	—	—	—	238	—	—	—	238
Cash dividend on common stock and Series B Preferred Stock	—	—	—	—	—	(2,650)	—	(2,650)

Balance at December 31, 2009	104	9	313,896	(713)	(40,000)	(55,403)	(1,391)	216,502

Comprehensive income:
Net income	—	—	—	—	—	31,428	—	31,428
Cumulative translation adjustment and foreign currency exchange hedge, net of tax	—	—	—	—	—	—	(564)	(564)
Unrealized net gain on securities available-for-sale, net of tax	—	—	—	—	—	—	304	304

Total comprehensive income								31,168
Stock-based compensation	—	—	8,969	—	—	—	—	8,969
Exercise of stock options and grants of restricted stock, net of surrender on stock option exercises and withholding tax on stock vesting	4	—	4,702	—	—	—	—	4,706
Tax benefit from the exercise of warrants in prior years	—	—	11,429	—	—	—	—	11,429
Excess tax benefits from stock-based compensation	—	—	1,619	—	—	—	—	1,619
Repayment of promissory notes	—	—	—	713	—	—	—	713
Purchase of treasury stock	—	—	—	—	(30,000)	—	—	(30,000)
Cash dividend on common stock and Series B Preferred Stock	—	—	—	—	—	(10,630)	—	(10,630)

Balance at December 31, 2010	108	9	340,615	—	(70,000)	(34,605)	(1,651)	234,476
Comprehensive income:
Net income	—	—	—	—	—	47,704	—	47,704
Cumulative translation adjustment and foreign currency exchange hedge, net of tax	—	—	—	—	—	—	(634)	(634)
Unrealized net gain on securities available-for-sale, net of tax	—	—	—	—	—	—	403	403

Total comprehensive income								47,473
Stock-based compensation	—	—	6,859	—	—	—	—	6,859
Exercise of stock options, warrants and grants of restricted stock, net of surrender on stock option exercises and withholding tax on stock vesting	4	—	2,388	—	—	—	—	2,392
Conversion of Series B Prefered stock to common stock voting	1	—	(20,688)	—	51,002	—	—	30,315
Tax benefit from the exercise of warrants in prior years	—	—	4,237	—	—	—	—	4,237
Excess tax benefits from stock-based compensation	—	—	7,305	—	—	—	—	7,305
Purchase of treasury stock	—	—	—	—	(6,935)	—	—	(6,935)
Cash dividend on common stock	—	—	—	—	—	(13,683)	—	(13,683)

Balance at December 31, 2011	$113	$9	$340,716	$—	$(25,933)	$(584)	$(1,882)	$312,439

The accompanying notes are an integral part of these consolidated financial statements.

MARKETAXESS HOLDINGS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2011	2010	2009
	(In thousands)
Cash flows from operating activities
Net income	$47,704	$31,428	$16,102
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,781	6,350	6,790
Stock-based compensation expense	6,859	8,969	8,414
Deferred taxes	16,129	15,767	12,255
Provision for bad debts	1,177	602	652
Gain on sale of securities	—	(411)	—
Changes in operating assets and liabilities:
(Increase) in accounts receivable	(11,665)	(3,134)	(10,519)
(Increase) decrease in prepaid expenses and other assets	(4,074)	57	136
Increase in accrued employee compensation	1,634	2,634	4,718
Increase in deferred revenue	755	309	1,959
Increase in accounts payable, accrued expenses and other liabilities	178	1,575	2,820

Net cash provided by operating activities	65,478	64,146	43,327

Cash flows from investing activities
Acquisition of business	—	—	(1,368)
Securities available-for-sale:
Proceeds from maturities and sales	27,419	65,365	22,062
Purchases	(32,302)	(66,008)	(57,406)
Securities and cash provided as collateral	3,532	32	(655)
Purchases of furniture, equipment and leasehold improvements	(3,160)	(5,205)	(4,909)
Capitalization of software development costs	(4,065)	(1,904)	(1,889)

Net cash (used in) investing activities	(8,576)	(7,720)	(44,165)

Cash flows from financing activities
Cash dividend on common stock and Series B Preferred Stock	(13,683)	(10,630)	(2,650)
Proceeds from exercise of stock options and grants of restricted stock, net of surrenders on stock option exercises and withholding tax on stock vesting	2,392	4,706	242
Excess tax benefits (decrements) from stock-based compensation	7,305	1,619	(266)
Purchase of treasury stock — common stock voting	(6,935)	(30,000)	—
Other	(278)	456	28

Net cash (used in) financing activities	(11,199)	(33,849)	(2,646)

Effect of exchange rate changes on cash and cash equivalents	(1,077)	(924)	(498)

Cash and cash equivalents
Net increase (decrease) for the period	44,626	21,653	(3,982)
Beginning of period	124,994	103,341	107,323

End of period	$169,620	$124,994	$103,341

Supplemental cash flow information:
Cash paid during the year
Cash paid for income taxes	$10,177	$2,228	$837
Non-cash activity
Converion of Series B Preferred Stock to common stock	$30,315	$—	$—
Capital lease obligation	—	—	723

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

For 2011 and 2010, JPMorgan Chase & Co. was the Company’s sole stockholder broker-dealer client. For 2009, JPMorgan Chase & Co., BNP Paribas and Credit Suisse were considered to be stockholder broker-dealer clients. These broker-dealer clients constitute related parties of the Company (together, the “Stockholder Broker-Dealer Clients”). See Note 8, “Related Parties.”

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

The Company assesses whether an other-than-temporary impairment loss on the investments has occurred due to declines in fair value or other market conditions. The portion of an other-than-temporary impairment related to credit loss is recorded as a charge in the Consolidated Statements of Operations. The remainder is recognized in other comprehensive loss if the Company does not intend to sell the security and it is more likely than not that the Company will not be required to sell the security prior to recovery. No charges for other-than-temporary losses were recorded during 2011, 2010 or 2009.

MARKETAXESS HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Fair Value Financial Instruments

Fair value is defined as “the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.” A three-tiered hierarchy for determining fair value has been established that prioritizes inputs to valuation techniques used in fair value calculations. The three levels of inputs are defined as Level 1 (unadjusted quoted prices for identical assets or liabilities in active markets), Level 2 (inputs that are observable in the marketplace other than those inputs classified in Level 1) and Level 3 (inputs that are unobservable in the marketplace). The Company’s financial assets and liabilities measured at fair value on a recurring basis consist of its money market funds, securities available-for-sale portfolio and one foreign currency forward contract.

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

The allowance for doubtful accounts was $1.1 million, $0.4 million and $0.9 million as of December 31, 2011, 2010 and 2009, respectively. The provision for bad debts was $1.2 million, $0.6 million and $0.7 million for the years ended December 31, 2011, 2010 and 2009, respectively. During the fourth quarter of 2011, MF Global Inc., a broker-dealer market maker on the Company’s platform, entered into a liquidation proceeding. In connection with the proceeding, the Company recorded a 100% allowance against outstanding receivables amounting to $0.9 million. Write-offs and other charges against the allowance for doubtful accounts were $0.2 million, $0.7 million and $0.6 million for the years ended December 31, 2011, 2010 and 2009, respectively.

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

For arrangements that include multiple elements, generally software licenses and PCS, the Company allocates and defers revenue for the undelivered items based on vendor specific objective evidence (“VSOE”) of the fair value of the undelivered elements and recognizes the difference between the total arrangement fee and the amount deferred for the undelivered items as license revenue. The Company’s VSOE of each element is based on historical evidence of stand-alone sales of these elements to third parties or the stated renewal rate for the undelivered elements. When VSOE does not exist for undelivered items, the entire arrangement fee is recognized ratably over the performance period. For PCS, the term is typically one year and revenue is recognized over the duration of the arrangement on a straight-line basis.

Professional consulting services are generally separately priced and are typically not essential to the functionality of the Company’s software products. Revenues from these services are recognized separately from the license fee. Generally, revenue from time-and-materials consulting contracts is recognized as services are performed.

Revenues from contracts for technology integration consulting services are recognized on the percentage-of-completion method. Percentage-of-completion accounting involves calculating the percentage of

MARKETAXESS HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

services provided during the reporting period compared to the total estimated services to be provided over the duration of the contract. If estimates indicate that a contract loss will occur, a loss provision is recorded in the period in which the loss first becomes probable and reasonably estimable. Contract losses are determined to be the amount by which the estimated direct and indirect costs of the contract exceed the estimated total revenues that will be generated by the contract. There were no contract loss provisions recorded as of December 31, 2011 and 2010. Revenues recognized in excess of billings are recorded as unbilled services within other assets. Billings in excess of revenues recognized are recorded as deferred revenues until revenue recognition criteria are met.

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

MARKETAXESS HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Earnings Per Share

For 2010 and 2009, earnings per share (“EPS”) was calculated using the two-class method. Basic EPS is computed by dividing the net income attributable to common stock by the weighted-average number of shares of common stock outstanding for the period, including consideration of the two-class method to the extent that participating securities were outstanding during the period. Under the two-class method, undistributed net income is allocated to common stock and participating securities based on their respective right to share in dividends. The Series B Preferred Stock was convertible into shares of common stock and also included a right whereby, upon the declaration or payment of a dividend or distribution on the common stock, a dividend or distribution must also be declared or paid on the Series B Preferred Stock based on the number of shares of common stock into which such securities were convertible at the time. Due to these rights, the Series B Preferred Stock was considered a participating security requiring the use of the two-class method for the computation of basic EPS.

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

Recent Accounting Pronouncements

In 2009, the Financial Accounting Standards Board (“FASB”) issued authoritative guidance on revenue recognition. The guidance required entities to allocate revenue in an arrangement with multiple deliverables using estimated selling prices of the delivered goods and services based on a selling price hierarchy. The guidance also removed tangible products from the scope of software revenue guidance and provides guidance on determining whether software deliverables in an arrangement that includes a tangible product are covered by the scope of the software revenue guidance. The Company adopted the new revenue recognition guidance effective January 1, 2011 and there was no material impact on the Company’s Consolidated Financial Statements.

In 2011, the FASB issued new accounting guidance that simplifies goodwill impairment tests. The new guidance states that a “qualitative” assessment may be performed to determine whether further impairment testing is necessary. This accounting standard is effective for fiscal years beginning on or after December 15, 2011. The Company does not anticipate that adoption will have an impact on the Consolidated Financial Statements.

In 2011, the FASB issued new disclosure guidance related to the presentation of the Statement of Comprehensive Income. This guidance eliminates the current option to report other comprehensive income and

MARKETAXESS HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

its components in the Consolidated Statement of Changes in Stockholders’ Equity. The requirement to present reclassification adjustments out of accumulated other comprehensive income on the face of the Consolidated Statement of Operations has been deferred. This accounting standard is effective for fiscal years beginning on or after December 15, 2011. The Company does not anticipate that adoption will have an impact on the Consolidated Financial Statements.

3.    Net Capital Requirements and Customer Protection Requirements

MarketAxess Corporation, a U.S. subsidiary, is a registered broker-dealer with the Securities and Exchange Commission (“SEC”) and is a member of the Financial Industry Regulatory Authority (“FINRA”). MarketAxess Corporation claims exemption from SEC Rule 15c3-3, as it does not hold customer securities or funds on account, as defined. Pursuant to the Uniform Net Capital Rule under the Securities Exchange Act of 1934, MarketAxess Corporation is required to maintain minimum net capital, as defined, equal to the greater of $100,000 or 6 2/3% of aggregate indebtedness. MarketAxess Europe Limited, a U.K. subsidiary, is registered as a Multilateral Trading Facility dealer with the Financial Services Authority (“FSA”) in the U.K. MarketAxess Canada Limited, a Canadian subsidiary, is registered as an Alternative Trading System dealer under the Securities Act of Ontario and is a member of the Investment Industry Regulatory Organization of Canada. MarketAxess Europe Limited and MarketAxess Canada Limited are subject to certain financial resource requirements of the FSA and the Ontario Securities Commission, respectively. The following table sets forth the capital requirements, as defined, that the Company’s subsidiaries were required to maintain as of December 31, 2011:

	MarketAxess Corporation	MarketAxess Europe Limited	MarketAxess Canada Limited
		(In thousands)
Net capital	$73,890	$24,301	$418
Minimum net capital required	2,499	3,179	269

Excess net capital	$71,391	$21,122	$149

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

	Level 1	Level 2	Level 3	Total
	(In thousands)
As of December 31, 2011
Money market funds	$111,256	$—	$—	$111,256
Securities available-for-sale
U.S. government obligations	—	55,460	—	55,460
Municipal securities	—	20,612	—	20,612
Corporate bonds	—	2,038	—	2,038
Foreign currency forward contract	—	155	—	155

	$111,256	$78,265	$—	$189,521

As of December 31, 2010
Money market funds	$96,661	$—	$—	$96,661
Securities available-for-sale
U.S. government obligations	—	41,351	—	41,351
Municipal securities	—	29,145	—	29,145
Corporate bonds	—	2,056	—	2,056
Foreign currency forward contract	—	(337)	—	(337)

	$96,661	$72,215	$—	$168,876

Securities classified within Level 2 were valued using a market approach utilizing prices and other relevant information generated by market transactions involving comparable assets. The foreign currency forward contract is classified within Level 2 as the valuation inputs are based on quoted market prices. There were no financial assets classified within Level 3 during 2011 and 2010.

The Company enters into foreign currency forward contracts with a non-controlling stockholder broker-dealer client to hedge the exposure to variability in foreign currency cash flows resulting from the net investment in the Company’s U.K. subsidiary. The Company assesses each foreign currency forward contract to ensure that it is highly effective at reducing the exposure being hedged. The Company designates each foreign currency forward contract as a hedge, assesses the risk management objective and strategy, including identification of the hedging instrument, the hedged item and the risk exposure and how effectiveness is to be assessed prospectively and retrospectively. These hedges are for a one-month period and are used to limit exposure to foreign currency exchange rate fluctuations. The gross and net fair value asset of $0.2 million as of December 31, 2011 is included in accounts receivable and the gross and net fair value liability of $0.3 million as of December 31, 2010 is included in accounts payable, in the Consolidated Statements of Financial Condition. Gains or losses on foreign currency forward contracts designated as hedges are included in accumulated other comprehensive loss in the Consolidated Statements of Financial Condition. A summary of the foreign currency forward contracts is as follows:

	As of December 31,
	2011	2010
	(In thousands)
Notional value	$28,671	$29,117
Fair value of notional	28,516	29,454

Gross and net fair value asset (liability)	$155	$(337)

MARKETAXESS HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following is a summary of the Company’s securities available-for-sale:

	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
		(In thousands)
As of December 31, 2011
U.S. government obligations	$53,832	$1,628	$—	$55,460
Municipal securities	20,613	7	(8)	20,612
Corporate bonds	2,028	10	—	2,038

Total securities available-for-sale	$76,473	$1,645	$(8)	$78,110

As of December 31, 2010
U.S. government obligations	$40,383	$968	$—	$41,351
Municipal securities	29,150	14	(19)	29,145
Corporate bonds	2,056	—	—	2,056

Total securities available-for-sale	$71,589	$982	$(19)	$72,552

The following table summarizes the contractual maturities of securities available-for-sale:

	As of December 31,
	2011	2010
	(In thousands)
Less than one year	$31,554	$23,593
Due in 1 — 5 years	46,556	48,959

Total securities available-for-sale	$78,110	$72,552

Proceeds from the maturities and sale of securities available-for-sale during 2011, 2010 and 2009 were $27.4 million, $65.4 million and $22.1 million, respectively.

The following table provides fair values and unrealized losses on securities available-for-sale and by the aging of the securities’ continuous unrealized loss position:

	Less than Twelve Months		Twelve Months or More		Total
	Estimated fair value	Gross unrealized losses	Estimated fair value	Gross unrealized losses	Estimated fair value	Gross unrealized losses
			(In thousands)
As of December 31, 2011
U.S. government obligations	$—	$—	$—	$—	$—	$—
Municipal securities	9,529	(8)	—	—	9,529	(8)
Corporate bonds	—	—	—	—	—	—

Total	$9,529	$(8)	$—	$—	$9,529	$(8)

As of December 31, 2010
U.S. government obligations	$—	$—	$—	$—	$—	$—
Municipal securities	18,218	(19)	—	—	18,218	(19)
Corporate bonds	—	—	—	—	—	—

Total	$18,218	$(19)	$—	$—	$18,218	$(19)

MARKETAXESS HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.    Goodwill and Intangible Assets

Goodwill and intangible assets principally relate to the acquisitions of Greenline Financial Technologies, Inc. (“Greenline”) in 2008 and Trade West Systems, LLC in 2007. Goodwill was $31.8 million as of both December 31, 2011 and December 31, 2010. Intangible assets that are subject to amortization, including the related accumulated amortization, are comprised of the following:

	December 31, 2011			December 31, 2010
	Cost	Accumulated Amortization	Net Carrying Amount	Cost	Accumulated Amortization	Net Carrying Amount
	(In thousands)
Technology	$4,010	$(3,202)	$808	$4,010	$(2,505)	$1,505
Customer relationships	3,530	(1,999)	1,531	3,530	(1,584)	1,946
Non-competition agreements	1,260	(962)	298	1,260	(710)	550
Tradenames	590	(467)	123	590	(363)	227

Total	$9,390	$(6,630)	$2,760	$9,390	$(5,162)	$4,228

Amortization expense associated with identifiable intangible assets was $1.5 million for both the years ended December 31, 2011 and 2010. Estimated total amortization expense is $1.4 million for 2012, $0.5 million for 2013, $0.3 million for 2014 and $0.2 million for each of 2015 and 2016.

6.    Capitalized Software, Furniture, Equipment and Leasehold Improvements

Capitalized software development costs, furniture, equipment and leasehold improvements, net of accumulated depreciation and amortization, are comprised of the following:

	As of December 31,
	2011	2010
	(In thousands)
Software development costs	$24,440	$21,195
Computer hardware and related software	11,126	13,534
Office hardware	1,832	1,630
Furniture and fixtures	1,446	1,449
Leasehold improvements	4,667	4,582
Computer hardware under capital lease	1,419	1,419
Accumulated depreciation and amortization	(30,470)	(31,264)

Total capitalized software, furniture, equipment and leasehold improvements, net of accumulated depreciation and amortization	$14,460	$12,545

During the years ended December 31, 2011, 2010 and 2009, software development costs totaling $4.1 million, $1.9 million and $1.9 million, respectively, were capitalized. Non-capitalized software costs and routine maintenance costs are expensed as incurred and are included in employee compensation and benefits and professional and consulting fees in the Consolidated Statements of Operations.

MARKETAXESS HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7.    Income Taxes

The provision for income taxes consists of the following:

	Year Ended December 31,
	2011	2010	2009
	(In thousands)
Current:
Federal	$3,605	$—	$(308)
State and local	2,793	355	57
Foreign	1,194	1,348	2,022

Total current provision	7,592	1,703	1,771

Deferred:
Federal	20,531	14,494	6,763
State and local	2,890	3,170	5,014
Foreign	16	115	399

Total deferred provision	23,437	17,779	12,176

Provision for income taxes	$31,029	$19,482	$13,947

Pre-tax income from U.S. operations was $74.3 million, $46.1 million and $21.6 million for the years ended December 31, 2011, 2010 and 2009, respectively. Pre-tax income from foreign operations was $4.4 million, $4.8 million and $8.4 million for the years ended December 31, 2011, 2010 and 2009, respectively.

The difference between the Company’s reported provision for income taxes and the U.S. federal statutory rate of 35% is as follows:

	Year Ended December 31,
	2011	2010	2009
U.S. federal tax at statutory rate	35.0%	35.0%	35.0%
State and local taxes — net of federal benefit	5.2	4.6	6.1
Stock compensation	(0.1)	(0.1)	1.2
Change in rates for deferred tax assets	(0.2)	(0.1)	5.2
Tax-exempt interest income	(0.0)	(0.1)	(0.6)
Other, net	(0.5)	(1.1)	(0.5)

Provision for income taxes	39.4%	38.3%	46.4%

MARKETAXESS HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

During 2009, the Company reduced the income tax rates used for recording net deferred tax assets to reflect the tax rates anticipated to be in effect when the temporary differences are expected to reverse, resulting in a decrease in net deferred tax assets and an increase in tax expense of $1.6 million. The 2009 tax rate change reflected a refinement in the Company’s state and local tax apportionment methodology. The following is a summary of the Company’s net deferred tax assets:

	As of December 31,
	2011	2010
	(In thousands)
Deferred tax assets
U.S net operating loss carryforwards	$4,589	$6,935
Foreign net operating loss carryforwards	165	237
Depreciation and amortization	—	789
Stock compensation expense	5,312	6,945
Tax credits	—	6,035
Other	3,280	1,958

Total deferred tax assets	13,346	22,899
Valuation allowance	(287)	(249)

Net deferred tax assets	13,059	22,650
Deferred tax liabilities
Depreciation and amortization	(1,905)	—
Capitalized software development costs	(1,980)	(1,210)
Intangible assets	(1,085)	(1,627)

Deferred tax assets, net	$8,089	$19,813

As of December 31, 2011, the Company had deferred tax assets associated with stock-based compensation of approximately $5.3 million. There is a risk that the ultimate tax benefit realized upon the exercise of stock options or vesting of restricted stock could be less than the tax benefit previously recognized and exhaust the additional-paid-in-capital pool. If this should occur, any excess tax benefit previously recognized would be reversed, resulting in an increase in tax expense. Since the tax benefit to be realized in the future is unknown, it is not currently possible to estimate the impact on the deferred tax balance. As of December 31, 2011, the additional paid-in-capital pool, which is determined under a one pool approach for employee and non-employee awards, was approximately $27.9 million. The additional paid-in-capital pool is currently sufficient to absorb a complete write-off of the stock-based compensation deferred tax asset.

As of December 31, 2011, the Company had restricted U.S. federal net operating loss carryforwards of approximately $12.3 million, which begin to expire in 2021, and $0.7 million of foreign loss carryforwards, which begin to expire in 2025. In 2001 and 2000, MarketAxess Holdings Inc. and MarketAxess Corporation had an ownership change within the meaning of Section 382 of the Internal Revenue Code. Net operating loss carryforwards relating to the ownership change were $23.2 million as of December 31, 2011. However, only $4.0 million is deemed utilizable and recognized as a net operating loss carryforward. Greenline experienced an ownership change within the meaning of Section 382 of the Internal Revenue Code in 2008. The Company does not believe that this ownership change significantly impacts the ability to utilize acquired net operating loss carryforwards, which amounted to $8.3 million as of December 31, 2011. In addition, the Company’s net operating loss carryforwards may be subject to additional annual limitations if there is a 50% or greater change in the Company’s ownership, as determined over a rolling three-year period.

MARKETAXESS HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company issued warrants to certain broker-dealer stockholders at the time that they made an equity investment in the Company. All of the warrants were exercised prior to 2008. Through December 31, 2009, the tax benefit on a portion of the tax deduction generated on the exercise of the warrants had not yet been recorded. During 2010, the Company recognized a portion of the tax benefits amounting to $11.4 million as an increase to additional paid-in-capital due to the utilization of the related tax loss carryforwards of $31.0 million. During the first quarter of 2011, the Company recognized the remaining portion of the tax benefit, amounting to $4.2 million, as an increase to additional paid-in-capital due to the expected utilization of the related tax loss carryforwards of $10.4 million.

The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which the temporary differences become deductible. If it is not more likely than not that some portion or all of the gross deferred income tax assets will be realized in future years, a valuation allowance is recorded. As of December 31, 2011, the valuation allowance relates to certain foreign and state tax loss carryforwards that are not expected to be realized. A summary of the changes in the valuation allowance follows:

	Year Ended December 31,
	2011	2010	2009
	(In thousands)
Valuation allowance at beginning of year	$249	$666	$567
Increase (decrease) to valuation allowance attributable to:
Net operating losses	38	(132)	39
Temporary differences	—	—	186
Tax credits	—	(285)	(126)

Valuation allowance at end of year	$287	$249	$666

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

As of December 31, 2011, the Company has unrecognized tax benefits of $3.6 million. If recognized, this entire amount would impact the effective tax rate. The Company currently anticipates the amount of unrecognized tax benefits to increase by approximately $0.4 million by December 31, 2012. A reconciliation of the unrecognized tax benefits is as follows (in thousands):

	2011	2010	2009
	(In thousands)
Balance at beginning of year	$3,329	$2,924	$2,685
Additions for tax positions of prior years	366	277	239
Additions for tax positions of current year	—	128	—
Reductions for tax positions of prior years	(48)	—	—

Balance at end of year	$3,647	$3,329	$2,924

MARKETAXESS HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8.    Related Parties

The Company generates commissions, technology products and services revenues, information and user access fees, investment income and other income and related accounts receivable balances from the Stockholder Broker-Dealer Clients or their affiliates. In addition, the Stockholder Broker-Dealer Clients act in a custodial and cash management capacity for the Company. The Company also maintained an account with and paid commissions to a Stockholder Broker-Dealer Client in connection with the Company’s share repurchase program. The Company also incurs bank fees in connection with these arrangements. As of the dates and for the periods indicated below, the Company had the following balances and transactions with the Stockholder Broker-Dealer Clients or their affiliates:

	As of December 31,
	2011	2010
	(In thousands)
Cash and cash equivalents	$156,982	$110,642
Securities and cash provided as collateral	550	4,049
Accounts receivable	2,255	829
Accounts payable	86	66

	Year Ended December 31,
	2011	2010	2009
	(In thousands)
Commissions	$7,045	$5,541	$14,103
Technology products and services	167	16	35
Information and user access fees	176	132	243
Investment income	90	113	214
Other income	66	63	152
General and administrative	73	27	79

In 2001, the Company awarded 289,581 shares of common stock to the Company’s Chief Executive Officer at $3.60 per share, which vested over a three-year period. The common stock was issued in exchange for four eleven-year promissory notes that bore interest at the applicable federal rate and were collateralized by the subscribed shares. In July 2010, the loan and interest receivable were paid in full.

9.    Stockholders’ Equity

Common Stock

As of December 31, 2011 and 2010, the Company had 110,000,000 authorized shares of common stock and 10,000,000 authorized shares of non-voting common stock. Common stock entitles the holder to one vote per share of common stock held. Non-voting common stock is convertible on a one-for-one basis into shares of voting common stock at any time subject to a limitation on conversion to the extent such conversion would result in a stockholder, together with its affiliates, owning more than 9.99% of the outstanding shares of common stock.

In June 2010, the Board of Directors of the Company authorized a share repurchase program for up to $30.0 million of the Company’s common stock. The share repurchase program was completed in December 2010. A total of 1,939,620 shares were repurchased at an aggregate cost of $30.0 million over the life of the repurchase program. Shares repurchased under the program are held in treasury for future use.

MARKETAXESS HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In October 2011, the Board of Directors of the Company authorized a share repurchase program for up to $35.0 million of the Company’s common stock. As of December 31, 2011, a total of 237,998 shares were repurchased at an aggregate cost of $6.9 million. Shares repurchased under the program are held in treasury for future use.

Series B Preferred Stock Conversion

During 2008, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with two funds managed by Technology Crossover Ventures (the “Purchasers”), pursuant to which the Company sold to the Purchasers (i) 35,000 shares of the Company’s Series B Preferred Stock, which shares were convertible into an aggregate of 3,500,000 shares of common stock, and (ii) warrants (the “Warrants”) to purchase an aggregate of 700,000 shares of common stock at an exercise price of $10.00 per share, for an aggregate purchase price of $35.0 million. The net proceeds, after the placement agent fee and legal fees, were $33.5 million.

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

The Warrants were exercisable for cash or on a net exercise basis, subject to certain anti-dilution adjustments and due to expire on the tenth anniversary of the date they were first issued. In November 2011, a total of 455,465 shares of common stock were issued upon the exercise of the Warrants on a net exercise basis.

Dividends

The Company initiated a regular quarterly dividend in the fourth quarter of 2009. In January 2012, the Company’s Board of Directors approved a quarterly cash dividend of $0.11 per share payable on March 1, 2012 to stockholders of record as of the close of business on February 16, 2012. Any future declaration and payment of dividends will be at the sole discretion of the Company’s Board of Directors. The Board of Directors may take into account such matters as general business conditions, the Company’s financial results, capital requirements, contractual, legal, and regulatory restrictions on the payment of dividends to the Company’s stockholders or by the Company’s subsidiaries to the parent and any such other factors as the Board of Directors may deem relevant.

10.    Stock-Based Compensation Plans

The Company has three stock incentive plans which provide for the grant of stock options, stock appreciation rights, restricted stock, performance shares, performance units, or other stock-based awards as incentives and rewards to encourage employees, consultants and non-employee directors to participate in the long-term success of the Company. As of December 31, 2011, there were 3,902,269 shares available for grant under the stock incentive plans.

MARKETAXESS HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Total stock-based compensation expense was as follows:

	Year Ended December 31,
	2011	2010	2009
	(In thousands)
Employee:
Restricted stock and performance shares	$5,856	$6,588	$5,040
Stock options	324	1,728	2,858

	6,180	8,316	7,898

Non-employee directors:
Restricted stock	679	570	373
Stock options	—	83	143

	679	653	516

Total stock-based compensation	$6,859	$8,969	$8,414

The Company records stock-based compensation expense for employees in employee compensation and benefits and for non-employee directors in general and administrative expenses in the Consolidated Statements of Operations.

Stock Options

The exercise price of each option granted is equal to the market price of the Company’s common stock on the date of grant. Generally, option grants have provided for vesting over a three or five-year period. Options expire ten years from the date of grant. The fair value of each option award is estimated on the date of grant using the Black-Scholes option-pricing model. The determination of fair value of share-based payment awards on the date of grant using an option-pricing model is affected by the Company’s stock price as well as assumptions regarding a number of highly complex and subjective variables, including the expected stock price volatility over the term of the awards, the risk-free interest rate and the expected term. Expected volatilities are based on historical volatility of the Company’s stock and a peer group. The risk-free interest rate is based on U.S. Treasury securities with a maturity value approximating the expected term of the option. The expected term represents the period of time that options granted are expected to be outstanding based on actual and projected employee stock option exercise behavior.

The weighted-average fair value for options granted during 2011, 2010 and 2009 was $11.29, $5.45 and $4.60, respectively. The following table represents the assumptions used for the Black-Scholes option-pricing model to determine the per share weighted-average fair value for options granted for the three years ended December 31, 2011:

	2011	2010	2009
Expected life (years)	9.9	5.0	5.4
Risk-free interest rate	3.3%	2.2%	2.4%
Expected volatility	48.0%	50.0%	49.8%
Expected dividend yield	1.3%	2.0%	0.0%

MARKETAXESS HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table reports stock option activity during the three years ended December 31, 2011 and the intrinsic value as of December 31, 2011:

	Number of Shares	Weighted-Average Exercise Price	Remaining Contractual Term	Intrinsic Value
	(In thousands)
Outstanding at December 31, 2008	5,287,175	$9.17
Granted	140,239	$9.66
Canceled	(199,932)	$11.07
Exercised	(60,924)	$9.54

Outstanding at December 31, 2009	5,166,558	$9.10
Granted	8,239	$14.10
Canceled	(12,575)	$13.85
Exercised	(758,660)	$9.17

Outstanding at December 31, 2010	4,403,562	$9.09	4.4
Granted	340,771	$21.60
Canceled	(211,323)	$16.16
Exercised	(1,605,273)	$10.21		$24,192

Outstanding at December 31, 2011	2,927,737	$9.42	8.1	$60,589

Exercisable at December 31, 2011	2,679,941	$8.36	8.1	$58,287

The intrinsic value is the amount by which the closing price of the Company’s common stock on December 31, 2011 of $30.11 or the price on the day of exercise exceeds the exercise price of the stock options multiplied by the number of shares. As of December 31, 2011, there was $2.3 million of total unrecognized compensation cost related to non-vested stock options. That cost is expected to be recognized over a weighted-average period of 2.3 years.

Restricted Stock and Performance Shares

Shares of restricted stock generally vest over a period of three years. Compensation expense is measured at the grant date and recognized ratably over the vesting period. Performance share awards are granted to certain senior managers. Each performance share award is earned or forfeited based on the level of achievement by the Company of pre-tax operating income on a per share basis before performance share and cash bonus expense. The pay-out ranges from zero to 150% of the performance share award. For each performance share earned, a participant is awarded an equal number of shares of restricted stock. Any restricted stock awarded to a participant vests and ceases to be restricted stock in two equal installments on each of the second and third anniversaries of the date of grant of the applicable performance share award. Compensation expense for performance shares is measured at the grant date and recognized on a graded basis over the vesting period. The pay-out achievement was 146%, 150% and 150% of the performance award for 2011, 2010 and 2009, respectively. The following table reports performance share activity for the three years ended December 31, 2011:

Performance year	2011	2010	2009
Share pay-out at plan, net of forfeitures of 14,563 for 2011	63,102	87,035	137,778
Actual share pay-out in following year	94,653	130,552	206,664
Fair value per share on grant date	$21.56	$14.29	$7.94

MARKETAXESS HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table reports restricted stock and performance share activity during the three years ended December 31, 2011:

	Number of Restricted Shares	Weighted- Average Grant Date Fair Value
Outstanding at December 31, 2008	647,994	$12.14
Granted	659,520
Canceled	(500)
Vested	(272,875)

Outstanding at December 31, 2009	1,034,139	$9.64
Granted	549,264
Performance share pay-out	206,664
Canceled	(71,152)
Vested	(474,051)

Outstanding at December 31, 2010	1,244,864	$11.23
Granted	435,548
Performance share pay-out	130,552
Canceled	(279,081)
Vested	(574,172)

Outstanding at December 31, 2011	957,711	$15.69

As of December 31, 2011, there was $9.9 million of total unrecognized compensation expense related to non-vested restricted stock and performance shares. That cost is expected to be recognized over a weighted-average period of 1.7 years.

MARKETAXESS HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

11.    Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per common share:

	Year Ended December 31,
	2011	2010	2009
	(In thousands, except per share amounts)
Basic EPS
Net income	$47,704	$31,428	$16,102
Amount allocable to common shareholders	100.0%	90.5%	90.5%

Net income applicable to common stock	$47,704	$28,427	$14,569
Common stock — voting	34,420	30,573	30,678
Common stock — non-voting	2,586	2,586	2,586

Basic weighted average shares outstanding	37,006	33,159	33,264

Basic earnings per share	$1.29	$0.86	$0.44

Diluted EPS
Net income	$47,704	$31,428	$16,102
Basic weighted average shares outstanding	37,006	33,159	33,264
Effect of dilutive shares:
Series B Preferred Stock	—	3,500	3,500
Stock options, restricted stock and warrants	2,602	2,392	1,318

Diluted weighted average shares outstanding	39,608	39,051	38,082

Diluted earnings per share	$1.20	$0.80	$0.42

Stock options, restricted stock and warrants totaling 0.3 million shares, 0.4 million shares and 3.6 million shares for the years ended December 31, 2011, 2010 and 2009, respectively, were excluded from the computation of diluted earnings per share because their effect would have been antidilutive. The computation of diluted shares can vary among periods due, in part, to the change in the average price of the Company’s common stock.

12.    Commitments and Contingencies

The Company leases office space and equipment under non-cancelable lease agreements expiring at various dates through 2022. Office space leases are subject to escalation based on certain costs incurred by the landlord. Minimum rental commitments as of December 31, 2011 under such operating and capital leases were as follows:

Year Ending December 31,	Operating Leases	Capital Leases
	(In thousands)
2012	$1,805	$336
2013	1,790	322
2014	1,756	42
2015	2,014	—
2016	2,027	—
2017 and thereafter	10,159	—

Minimum lease payments	19,551	700
Less amount representing interest	—	52

	$19,551	$648

MARKETAXESS HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Rental expense for the years ended December 31, 2011, 2010 and 2009 was $2.5 million, $2.7 million and $2.7 million, respectively, and is included in occupancy expense in the Consolidated Statements of Operations. Rental expense has been recorded based on the total minimum lease payments after giving effect to rent abatement and concessions, which are being amortized on a straight-line basis over the life of the lease. The Company is contingently obligated for standby letters of credit amounting to $1.7 million that were issued to landlords for office space.

In 2008, the Company assigned the lease agreement on a leased property to a third party. The Company is contingently liable should the assignee default on future lease obligations through the November 2015 lease termination date. The aggregate amount of future lease obligations under this arrangement is $1.4 million as of December 31, 2011.

The Company, through two regulated subsidiaries, executes certain bond transactions between and among institutional investor and broker-dealer clients on a riskless principal basis by serving as counterparty to both the buyer and the seller in matching back-to-back trades, which are then settled through a third-party clearing organization. The Company acts as intermediary on a riskless principal basis in these bond transactions by serving as counterparty to the two clients involved. Settlement typically occurs within one to three trading days after the trade date. Cash settlement of the transaction occurs upon receipt or delivery of the underlying instrument that was traded. Under securities clearing agreements with the independent third party, the Company maintains a collateral deposit with the clearing broker in the form of cash. As of December 31, 2011, the amount of the collateral deposit included in securities and cash provided as collateral in the Consolidated Statements of Financial Condition was $0.9 million. The Company is exposed to credit risk in the event a counterparty does not fulfill its obligation to complete a transaction. Pursuant to the terms of the securities clearing agreements between the Company and the independent clearing broker, the clearing broker has the right to charge the Company for losses resulting from a counterparty’s failure to fulfill its contractual obligations. The losses are not capped at a maximum amount and apply to all trades executed through the clearing broker. At December 31, 2011, the Company had not recorded any liabilities with regard to this right.

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

13.    Segment Information

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

14.    Retirement Savings Plans

The Company, through its U.S. and U.K. subsidiaries, offers its employees the opportunity to invest in defined contribution plans. For the years ended December 31, 2011, 2010 and 2009, the Company contributed $1.2 million, $0.9 million and $0.6 million, respectively, to the plans.

MARKETAXESS HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

15.    Customer Concentration

During the years ended December 31, 2011, 2010 and 2009, no single client accounted for more than 10% of total revenue. One institutional investor client accounted for approximately 14.6%, 15.8% and 12.1% of trading volumes during the years ended December 31, 2011, 2010 and 2009, respectively. This institutional investor client also beneficially owns approximately 5% of the outstanding shares of the Company’s common stock.

16.    Subsequent Events

The Company has performed an evaluation of subsequent events through the date of issuance of the accompanying Consolidated Financial Statements.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.    Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures.    Our management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our “disclosure controls and procedures,” as that term is defined in Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of December 31, 2011. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective to ensure that information required to be disclosed by MarketAxess in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and to ensure that information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

(b) Management’s Annual Report on Internal Control Over Financial Reporting.    See Item 8 of this Annual Report on Form 10-K.

(c) Attestation Report of the Independent Registered Public Accounting Firm.    See Report of Independent Registered Public Accounting Firm included in Item 8 of this Annual Report on Form 10-K.

(d) Changes in Internal Control Over Financial Reporting.    There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2011 identified in connection with the evaluation thereof by our management, including the Chief Executive Officer and Chief Financial Officer, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.    Other Information.

None.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance.

The information required by this item is incorporated herein by reference to the sections entitled “Proposal 1 — Election of Directors,” “Corporate Governance and Board Matters,” “Executive Officers” and “Other Matters — Section 16(a) beneficial ownership reporting compliance” in the Company’s definitive Proxy Statement (the “Proxy Statement”) for the Annual Meeting of Stockholders to be held in the second quarter of 2012. The Company intends to file the Proxy Statement within 120 days after the end of its fiscal year (i.e., on or before April 30, 2012). The Company’s Code of Conduct applicable to directors and all employees, including senior financial officers, is available on the Company’s website at www.marketaxess.com. If the Company makes any amendments to its Code of Conduct that is required to be disclosed pursuant to the Exchange Act, the Company will make such disclosures on its website.

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

Equity Compensation Plan Information

The following table provides certain information regarding common stock authorized for issuance under the Company’s equity compensation plans as of December 31, 2011.

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)
Equity compensation plans approved by stockholders(1)	2,038,848	$12.34	3,902,269
Equity compensation plans not approved by stockholders(2)	888,889	$2.70	—

Total	2,927,737	$9.42	3,902,269

(1)	These plans consist of the Company’s 2004 Stock Incentive Plan (Amended and Restated Effective April 28, 2006), 2001 Stock Incentive Plan and 2000 Stock Incentive Plan.

(2)	Represents the grant of a stock option made in February 2003 to a senior officer. This option is fully vested.

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

(b) Exhibit Listing

Number	Description

3.1	Intentionally omitted

3.2*	Amended and Restated Certificate of Incorporation

3.3	Intentionally omitted

3.4*	Amended and Restated Bylaws

3.5

Form of Certificate of Designation of Series A Preferred Stock of MarketAxess Holdings Inc. (incorporated by reference to Exhibit 3.1 to the registrant’s Registration Statement on Form 8-A dated June 3, 2008)

4.1*	Specimen Common Stock certificate

4.2*	Sixth Amended and Restated Registration Rights Agreement

4.3*	See Exhibits 3.2 and 3.4 for provisions defining the rights of holders of common stock and non-voting common stock of the registrant

10.1

Letter Agreement, dated January 19, 2011, by and between MarketAxess Holdings Inc. and Richard M. McVey (incorporated by reference to Exhibit 10.4 to the registrant’s Current Report on Form 8-K dated January 14, 2011)#

10.2	Intentionally omitted

10.3*	Stock Option Agreement, dated February 7, 2003, by and between MarketAxess Holdings Inc. and Richard M. McVey#

10.4	Intentionally omitted

10.5	Intentionally omitted

10.6*	MarketAxess Holdings Inc. Amended and Restated 2000 Stock Incentive Plan#

10.7**	MarketAxess Holdings Inc. Amended and Restated 2001 Stock Incentive Plan#

10.8	Intentionally omitted

10.9*	Amendment to the MarketAxess Holdings Inc. 2001 and 2000 Stock Incentive Plans#

10.10(a)

MarketAxess Holdings Inc. 2004 Stock Incentive Plan (amended and restated effective April 28, 2006) (incorporated by reference to Appendix A to the registrant’s Proxy Statement for its Annual Meeting for Stockholders held on June 7, 2006, filed on May 1, 2006)#

10.10(b)

Form of Incentive Stock Option Agreement pursuant to the MarketAxess Holdings Inc. 2004 Stock Incentive Plan (amended and restated effective April 28, 2006) (incorporated by reference to Appendix B to the registrant’s Proxy Statement for its Annual Meeting of Stockholders held on June 7, 2006, filed on May 1, 2006)#

Number	Description

10.10(c)

Form of Non Qualified Stock Option Agreement pursuant to the MarketAxess Holdings Inc. 2004 Stock Incentive Plan (amended and restated effective April 28, 2006) (incorporated by reference to Appendix C to the registrant’s Proxy Statement for its Annual Meeting of Stockholders held on June 7, 2006, filed on May 1, 2006)#

10.11*	MarketAxess Holdings Inc. 2004 Annual Performance Incentive Plan#

10.12*	Form of Indemnification Agreement

10.13

Form of Performance Share Award Agreement for Richard M. McVey pursuant to the MarketAxess Holdings Inc. 2004 Stock Incentive Plan (as amended and restated effective April 28, 2006) (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K dated January 15, 2008)#

10.14

Form of Performance Share Award Agreement for Employees other than Richard M. McVey pursuant to the MarketAxess Holdings Inc. 2004 Stock Incentive Plan (as amended and restated effective April 28, 2006) (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K dated January 15, 2008)#

10.15

Form of Restricted Stock Agreement for Employees other than Richard M. McVey pursuant to the MarketAxess Holdings Inc. 2004 Stock Incentive Plan (as amended and restated effective April 28, 2006) (incorporated by reference to Exhibit 10.3 to the registrant’s Current Report on Form 8-K dated January 15, 2008)#

10.16

Form of Incentive Stock Option Agreement for Employees other than Richard M. McVey pursuant to the MarketAxess Holdings Inc. 2004 Stock Incentive Plan (as amended and restated effective April 28, 2006) (incorporated by reference to Exhibit 10.4 to the registrant’s Current Report on Form 8-K dated January 15, 2008)#

10.17

Form of Incentive Stock Option Agreement for Mr. McVey pursuant to the MarketAxess Holdings Inc. 2004 Stock Incentive Plan (as amended and restated effective April 28, 2006) (incorporated by reference to Exhibit 10.5 to the registrant’s Current Report on Form 8-K dated January 15, 2008)#

10.18

Form of Restricted Stock Agreement for Richard M. McVey pursuant to the MarketAxess Holdings Inc. 2004 Stock Incentive Plan (Amended and Restated effective April 28, 2006) (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K dated January 23, 2009)#

10.19(a)	MarketAxess Severance Pay Plan, effective August 1, 2006 (incorporated by reference to Exhibit 10.28(a) to the registrant’s Form 10-K for the year ended December 31, 2009 filed on March 3, 2009)#

10.19(b)

Amendment No. 1 to MarketAxess Severance Pay Plan, dated as of December 17, 2009 (incorporated by reference to Exhibit 10.28(b) to the registrant’s Form 10-K for the year ended December 31, 2009 filed on March 3, 2009)#

10.20

Guidelines for Restricted Stock Units granted under the MarketAxess Holdings Inc. 2004 Stock Incentive Plan (amended and restated effective as of April 28, 2006) (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K dated January 19, 2011)#

10.21

Form of Restricted Stock Unit Agreement for employees other than Richard M. McVey pursuant to the MarketAxess Holdings Inc. 2004 Stock Incentive Plan (as amended and restated effective April 28, 2006) (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K dated January 19, 2011)#

10.22

Form of Restricted Stock Unit Agreement for Richard M. McVey pursuant to the MarketAxess Holdings Inc. 2004 Stock Incentive Plan (as amended and restated effective April 28, 2006) (incorporated by reference to Exhibit 10.3 to the registrant’s Current Report on Form 8-K dated January 19, 2011)#

Number	Description

10.23

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

21.1**	Subsidiaries of the Registrant

23.1**	Consent of PricewaterhouseCoopers LLP

31.1**	Certification by Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2**	Certification by Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Incorporated by reference to the identically-numbered exhibit to the registrant’s Registration Statement on Form S-1, as amended (Registration No. 333-112718).

**	Filed herewith.

#	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MARKETAXESS HOLDINGS INC.

By:	/s/ RICHARD M. MCVEY
Richard M. McVey
Chief Executive Officer

Date: February 17, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title(s)	Date

/S/ RICHARD M. MCVEY Richard M. McVey	Chief Executive Officer and Chairman of the Board of Directors (principal executive officer)	February 17, 2012

/S/ ANTONIO L. DELISE Antonio L. DeLise	Chief Financial Officer (principal financial and accounting officer)	February 17, 2012

/S/ SHARON BROWN-HRUSKA Sharon Brown-Hruska	Director	February 17, 2012

/S/ ROGER BURKHARDT Roger Burkhardt	Director	February 17, 2012

/S/ STEPHEN P. CASPER Stephen P. Casper	Director	February 17, 2012

/S/ DAVID G. GOMACH David G. Gomach	Director	February 17, 2012

/S/ CARLOS HERNANDEZ Carlos Hernandez	Director	February 17, 2012

/S/ RONALD M. HERSCH Ronald M. Hersch	Director	February 17, 2012

/S/ NICOLAS S. ROHATYN Nicolas S. Rohatyn	Director	February 17, 2012

/S/ JOHN STEINHARDT John Steinhardt	Director	February 17, 2012