Form 10-Q
period 2012-03-31
MARKETAXESS HOLDINGS INC
filed 2012-04-26
CIK 1278021

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

or

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

As of April 25, 2012, the number of shares of the Registrant’s voting common stock outstanding was 36,498,912.

MARKETAXESS HOLDINGS INC.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2012

PART I — Financial Information

Item 1. Financial Statements

MARKETAXESS HOLDINGS INC.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Unaudited)

	As of
	March 31, 2012	December 31, 2011
	(In thousands, except share and per share amounts)
ASSETS
Cash and cash equivalents	$119,809	$169,620
Securities available-for-sale	60,086	78,110
Accounts receivable, net of allowance of $402 and $1,086 as of March 31, 2012 and December 31, 2011, respectively	33,039	36,170
Deferred tax assets, net	5,684	8,089
Goodwill and intangible assets, net of accumulated amortization	34,189	34,544
Capitalized software, furniture, equipment and leasehold improvements, net of accumulated depreciation and amortization	14,875	14,460
Prepaid expenses and other assets	6,828	8,465

Total assets	$274,510	$349,458

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Accrued employee compensation	$5,817	$19,425
Deferred revenue	5,229	5,326
Accounts payable, accrued expenses and other liabilities	14,547	12,268

Total liabilities	25,593	37,019

Commitments and Contingencies (Note 10)	—	—

Stockholders’ equity
Preferred stock, $0.001 par value, 4,855,000 shares authorized, no shares issued and outstanding as of March 31, 2012 and December 31, 2011	—	—
Series A Preferred Stock, $0.001 par value, 110,000 shares authorized, no shares issued and outstanding as of March 31, 2012 and December 31, 2011	—	—
Common stock voting, $0.003 par value, 110,000,000 shares authorized, 37,859,623 shares and 37,725,394 shares issued and 36,498,912 shares and 36,183,655 shares outstanding as of March 31, 2012 and December 31, 2011, respectively	115	113
Common stock non-voting, $0.003 par value, 10,000,000 shares authorized, no shares and 2,585,654 shares issued and outstanding as of March 31, 2012 and December 31, 2011, respectively	—	9
Additional paid-in capital	270,590	340,716
Treasury stock—Common stock voting, at cost, 1,360,711 shares and 1,541,739 shares as of March 31, 2012 and December 31, 2011, respectively	(28,283)	(25,933)
Retained earnings (deficit)	8,708	(584)
Accumulated other comprehensive loss	(2,213)	(1,882)

Total stockholders’ equity	248,917	312,439

Total liabilities and stockholders’ equity	$274,510	$349,458

The accompanying notes are an integral part of these consolidated financial statements.

MARKETAXESS HOLDINGS INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
	2012	2011
	(In thousands, except per share amounts)
Revenues
Commissions	$44,902	$37,785
Technology products and services	2,908	3,108
Information and user access fees	1,871	1,689
Investment income	303	299
Other	751	728

Total revenues	50,735	43,609

Expenses
Employee compensation and benefits	15,841	16,268
Depreciation and amortization	1,854	1,562
Technology and communications	2,955	2,500
Professional and consulting fees	3,024	2,872
Occupancy	759	766
Marketing and advertising	1,447	974
General and administrative	2,107	1,001

Total expenses	27,987	25,943

Income before income taxes	22,748	17,666
Provision for income taxes	9,255	6,886

Net income	$13,493	$10,780

Net income per common share
Basic	$0.37	$0.30
Diluted	$0.35	$0.27

Cash dividends declared per common share	$0.11	$0.09

Weighted average shares outstanding
Basic	36,934	36,507
Diluted	38,695	39,301

The accompanying notes are an integral part of these consolidated financial statements.

MARKETAXESS HOLDINGS INC.

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended March 31,
	2012	2011
	(In thousands)
Net income	$13,493	$10,780
Cumulative translation adjustment and foreign currency exchange hedge, net of tax	(132)	(238)
Unrealized net loss on securities available-for-sale, net of tax	(199)	(110)

Comprehensive Income	$13,162	$10,432

The accompanying notes are an integral part of these consolidated financial statements.

MARKETAXESS HOLDINGS INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

	Common Stock Voting	Common Stock Non - Voting	Additional Paid-In Capital	Treasury Stock - Common Stock Voting	Retained Earnings (Deficit)	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	(In thousands)
Balance at December 31, 2011	$113	$9	$340,716	$(25,933)	$(584)	$(1,882)	$312,439
Net income	—	—	—	—	13,493	—	13,493
Cumulative translation adjustment and foreign currency exchange hedge, net of tax	—	—	—	—	—	(132)	(132)
Unrealized net gain on securities available-for-sale, net of tax	—	—	—	—	—	(199)	(199)
Stock-based compensation	—	—	1,962	—	—	—	1,962
Exercise of stock options			326				326
Withholding tax payments on restricted stock vesting	—	—	(5,818)	—	—	—	(5,818)
Excess tax benefits from stock-based compensation	—	—	2,163	—	—	—	2,163
Conversion of common stock non-voting to common stock voting	2	(2)	(15,878)	15,878	—	—	—
Repurchases of common stock	—	(7)	(52,881)	(18,228)	—	—	(71,116)
Cash dividend on common stock	—	—	—	—	(4,201)	—	(4,201)

Balance at March 31, 2012	$115	$—	$270,590	$(28,283)	$8,708	$(2,213)	$248,917

The accompanying notes are an integral part of these consolidated financial statements.

MARKETAXESS HOLDINGS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2012	2011
	(In thousands)
Cash flows from operating activities
Net income	$13,493	$10,780
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,854	1,562
Stock-based compensation expense	1,962	2,290
Deferred taxes	2,623	4,030
Provision for bad debts	354	(64)
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	2,777	(4,318)
Decrease (increase) in prepaid expenses and other assets	1,665	(898)
(Decrease) in accrued employee compensation	(13,608)	(11,819)
(Decrease) increase in deferred revenue	(97)	108
Increase (decrease) in accounts payable, accrued expenses and other liabilities	2,351	(605)

Net cash provided by operating activities	13,374	1,066

Cash flows from investing activities
Securities available-for-sale:
Proceeds from sales	13,577	—
Proceeds from maturities	7,962	4,331
Purchases	(3,714)	(11,625)
Securities and cash provided as collateral	(28)	(28)
Purchases of furniture, equipment and leasehold improvements	(607)	(498)
Capitalization of software development costs	(1,298)	(842)

Net cash provided by (used in) investing activities	15,892	(8,662)

Cash flows from financing activities
Cash dividend on common stock	(4,201)	(3,388)
Exercise of stock options	326	4,608
Withholding tax payments on restricted stock vesting	(5,818)	(4,417)
Excess tax benefits from stock-based compensation	2,163	2,829
Repurchase of common stock	(71,116)	—
Other	(72)	(68)

Net cash (used in) financing activities	(78,718)	(436)

Effect of exchange rate changes on cash and cash equivalents	(359)	(395)

Cash and cash equivalents
Net (decrease) for the period	(49,811)	(8,427)
Beginning of period	169,620	124,994

End of period	$119,809	$116,567

Supplemental cash flow information:
Cash paid during the year
Cash paid for income taxes	$988	$300
Non-cash activity
Conversion of Series B Preferred Stock to common stock	$—	$30,315
Conversion of common stock non-voting to common stock voting	$15,880	$—

The accompanying notes are an integral part of these consolidated financial statements.

MARKETAXESS HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Unaudited

1. Organization and Principal Business Activity

MarketAxess Holdings Inc. (the “Company” or “MarketAxess”) was incorporated in the State of Delaware on April 11, 2000. Through its subsidiaries, the Company operates an electronic trading platform for corporate bonds and other types of fixed-income instruments through which the Company’s institutional investor clients can access the liquidity provided by its broker-dealer clients. The Company’s multi-dealer trading platform allows its institutional investor clients to simultaneously request competitive, executable bids or offers from multiple broker-dealers, and to execute trades with the broker-dealer of their choice. The Company offers its clients the ability to trade U.S. high-grade corporate bonds, European high-grade corporate bonds, credit default swaps, agencies, high yield and emerging markets bonds and asset-backed and preferred securities. The Company also executes certain bond transactions between and among institutional investor and broker-dealer clients on a riskless principal basis by serving as counterparty to both the buyer and the seller in matching back-to-back trades, which then settle through a third-party clearing organization. Through its Corporate BondTicker™ service, the Company provides fixed-income market data, analytics and compliance tools that help its clients make trading decisions. In addition, the Company provides FIX (Financial Information eXchange) message management tools, connectivity solutions and ancillary technology services that facilitate the electronic communication of order information between trading counterparties.

For 2011, JPMorgan Chase & Co. (“JPM”) was the Company’s sole stockholder broker-dealer client (the “Stockholder Broker-Dealer Client”). During the first quarter of 2012, JPM sold its shares of the Company’s common stock and is no longer considered a related party. See Note 7, “Related Party” and Note 13, “Share Repurchases.”

2. Significant Accounting Policies

Basis of Presentation

The consolidated financial statements include the accounts of the Company and its subsidiaries. All intercompany transactions and balances have been eliminated. These consolidated financial statements are unaudited and should be read in conjunction with the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011. The consolidated financial information as of December 31, 2011 has been derived from audited financial statements not included herein.

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

The Company assesses whether an other-than-temporary impairment loss on the investments has occurred due to declines in fair value or other market conditions. The portion of an other-than-temporary impairment related to credit loss is recorded as a charge in the Consolidated Statements of Operations. The remainder is recognized in other comprehensive loss if the Company does not intend to sell the security and it is more likely than not that the Company will not be required to sell the security prior to recovery. No charges for other-than-temporary losses were recorded during the three months ended March 31, 2012 and 2011.

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

Revenue Recognition

The majority of the Company’s revenues are derived from commissions for trades executed on its platform and distribution fees that are billed to its broker-dealer clients on a monthly basis. The Company also derives revenues from technology products and services, information and user access fees, investment income and other income.

Commission revenue. Commissions are generally calculated as a percentage of the notional dollar volume of bonds traded on the platform and vary based on the type and maturity of the bond traded. Under the Company’s transaction fee plans, bonds that are more actively traded or that have shorter maturities are generally charged lower commissions, while bonds that are less actively traded or that have longer maturities generally command higher commissions. For trades that the Company executes between and among institutional investor and broker-dealer clients on a riskless principal basis by serving as counterparty to both the buyer and the seller, the Company earns the commission through the difference in price between the two back-to-back trades. Fee programs for certain products include distribution fees which are recognized monthly.

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

Revenues from contracts for technology integration consulting services are recognized on the percentage-of-completion method. Percentage-of-completion accounting involves calculating the percentage of services provided during the reporting period compared to the total estimated services to be provided over the duration of the contract. If estimates indicate that a contract loss will occur, a loss provision is recorded in the period in which the loss first becomes probable and reasonably estimable. Contract losses are determined to be the amount by which the estimated direct and indirect costs of the contract exceed the estimated total revenues that will be generated by the contract. There were no contract loss provisions recorded as of March 31, 2012 and 2011. Revenues recognized in excess of billings are recorded as unbilled services within other assets. Billings in excess of revenues recognized are recorded as deferred revenues until revenue recognition criteria are met.

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

Earnings Per Share

Basic earnings per share is computed by dividing the net income attributable to common stock by the weighted-average number of shares of common stock outstanding during the period. For purposes of computing diluted earnings per share, the weighted-average shares outstanding of common stock reflects the dilutive effect that could occur if convertible securities or other contracts to issue common stock were converted into or exercised for common stock.

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

Recent Accounting Pronouncements

In 2011, the Financial Accounting Standards Board (“FASB”) issued new accounting guidance that simplifies goodwill impairment tests. The new guidance states that a “qualitative” assessment may be performed to determine whether further impairment testing is necessary. This accounting standard is effective for fiscal years beginning on or after December 15, 2011. The Company adopted the new guidance effective January 1, 2012 and there was no material impact on the Company’s Consolidated Financial Statements.

In 2011, the FASB issued new disclosure guidance related to the presentation of the Statement of Comprehensive Income. This guidance eliminates the current option to report other comprehensive income and its components in the Consolidated Statement of Changes in Stockholders’ Equity. The requirement to present reclassification adjustments out of accumulated other comprehensive income on the face of the Consolidated Statement of Operations has been deferred. This accounting standard is effective for fiscal years beginning on or after December 15, 2011. The Company adopted the new guidance effective January 1, 2012 and has presented a separate Statement of Comprehensive Income in the Company’s Consolidated Financial Statements.

3. Net Capital Requirements and Customer Protection Requirements

MarketAxess Corporation, a U.S. subsidiary, is a registered broker-dealer with the SEC and is a member of the Financial Industry Regulatory Authority (“FINRA”). MarketAxess Corporation claims exemption from SEC Rule 15c3-3, as it does not hold customer securities or funds on account, as defined. Pursuant to the Uniform Net Capital Rule under the Securities Exchange Act of 1934, MarketAxess Corporation is required to maintain minimum net capital, as defined, equal to the greater of $100,000 or 6 2/3% of aggregate indebtedness. MarketAxess Europe Limited, a U.K. subsidiary, is registered as a Multilateral Trading Facility dealer with the Financial Services Authority (“FSA”) in the U.K. MarketAxess Canada Limited, a Canadian subsidiary, is registered as an Alternative Trading System dealer under the Securities Act of Ontario and is a member of the Investment Industry Regulatory Organization of Canada. MarketAxess Europe Limited and MarketAxess Canada Limited are subject to certain financial resource requirements of the FSA and the Ontario Securities Commission, respectively. The following table sets forth the capital requirements, as defined, that the Company’s subsidiaries were required to maintain as of March 31, 2012:

	MarketAxess Corporation	MarketAxess Europe Limited	MarketAxess Canada Limited
	(In thousands)
Net capital	$62,641	$28,967	$414
Minimum net capital required	1,636	3,276	276

Excess net capital	$61,005	$25,691	$138

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

	Level 1	Level 2	Level 3	Total
	(In thousands)
As of March 31, 2012
Money market funds	$96,350	$—	$—	$96,350
Securities available-for-sale
U.S. government obligations	—	41,569	—	41,569
Municipal securities	—	16,477	—	16,477
Corporate bonds	—	2,040	—	2,040
Foreign currency forward contract	—	(311)	—	(311)

	$96,350	$59,775	$—	$156,125

As of December 31, 2011
Money market funds	$111,256	$—	$—	$111,256
Securities available-for-sale
U.S. government obligations	—	55,460	—	55,460
Municipal securities	—	20,612	—	20,612
Corporate bonds	—	2,038	—	2,038
Foreign currency forward contract	—	155	—	155

	$111,256	$78,265	$—	$189,521

Securities classified within Level 2 were valued using a market approach utilizing prices and other relevant information generated by market transactions involving comparable assets. The foreign currency forward contract is classified within Level 2 as the valuation inputs are based on quoted market prices. There were no financial assets classified within Level 3 during 2012 and 2011.

The Company enters into foreign currency forward contracts to hedge the exposure to variability in foreign currency cash flows resulting from the net investment in the Company’s U.K. subsidiary. The Company assesses each foreign currency forward contract to ensure that it is highly effective at reducing the exposure being hedged. The Company designates each foreign currency forward contract as a hedge, assesses the risk management objective and strategy, including identification of the hedging instrument, the hedged item and the risk exposure and how effectiveness is to be assessed prospectively and retrospectively. These hedges are for a one-month period and are used to limit exposure to foreign currency exchange rate fluctuations. The gross and net fair value liability of $0.3 million as of March 31, 2012 is included in accounts payable and the gross and net fair value asset of $0.2 million as of December 31, 2011 is included in other assets in the Consolidated Statements of Financial Condition. Gains or losses on foreign currency forward contracts designated as hedges are included in accumulated other comprehensive loss in the Consolidated Statements of Financial Condition. A summary of the foreign currency forward contracts is as follows:

	As of
	March 31, 2012	December 31, 2011
	(In thousands)
Notional value	$28,780	$28,671
Fair value of notional	29,091	28,516

Gross and net fair value (liability) asset	$(311)	$155

The following is a summary of the Company’s securities available-for-sale:

	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
	(In thousands)
As of March 31, 2012
U.S. government obligations	$40,275	$1,294	$—	$41,569
Municipal securities	16,473	6	(2)	16,477
Corporate bonds	2,032	8	—	2,040

Total securities available-for-sale	$58,780	$1,308	$(2)	$60,086

As of December 31, 2011
U.S. government obligations	$53,832	$1,628	$—	$55,460
Municipal securities	20,613	7	(8)	20,612
Corporate bonds	2,028	10	—	2,038

Total securities available-for-sale	$76,473	$1,645	$(8)	$78,110

The following table summarizes the contractual maturities of securities available-for-sale:

	As of
	March 31, 2012	December 31, 2011
	(In thousands)
Less than one year	$13,377	$31,554
Due in 1 - 5 years	46,709	46,556

Total securities available-for-sale	$60,086	$78,110

Proceeds from the sales and maturities of securities available-for-sale during the three months ended March 31, 2012 and 2011 were $21.5 million and $4.3 million, respectively.

The following table provides fair values and unrealized losses on securities available-for-sale and by the aging of the securities’ continuous unrealized loss position:

	Less than Twelve Months		Twelve Months or More		Total
	Estimated fair value	Gross unrealized losses	Estimated fair value	Gross unrealized losses	Estimated fair value	Gross unrealized losses
	(In thousands)
As of March 31, 2012
U.S. government obligations	$—	$—	$—	$—	$—	$—
Municipal securities	5,435	(2)	—	—	5,435	(2)
Corporate bonds	—	—	—	—	—	—

Total	$5,435	$(2)	$—	$—	$5,435	$(2)

As of December 31, 2011
U.S. government obligations	$—	$—	$—	$—	$—	$—
Municipal securities	9,529	(8)	—	—	9,529	(8)
Corporate bonds	—	—	—	—	—	—

Total	$9,529	$(8)	$—	$—	$9,529	$(8)

5. Goodwill and Intangible Assets

Goodwill was $31.8 million as of both March 31, 2012 and December 31, 2011. Intangible assets that are subject to amortization, including the related accumulated amortization, are comprised of the following:

	March 31, 2012			December 31, 2011
	Cost	Accumulated Amortization	Net Carrying Amount	Cost	Accumulated Amortization	Net Carrying Amount
	(In thousands)
Technology	$4,010	$(3,377)	$633	$4,010	$(3,202)	$808
Customer relationships	3,530	(2,090)	1,440	3,530	(1,999)	1,531
Non-competition agreements	1,260	(1,025)	235	1,260	(962)	298
Tradenames	590	(493)	97	590	(467)	123

Total	$9,390	$(6,985)	$2,405	$9,390	$(6,630)	$2,760

Amortization expense associated with identifiable intangible assets was $0.4 million for both the three months ended March 31, 2012 and 2011. Estimated total amortization expense is $1.4 million for 2012, $0.5 million for 2013, $0.3 million for 2014 and $0.2 million for both 2015 and 2016.

6. Income Taxes

The provision for income taxes consists of the following:

	Three Months Ended March 31,
	2012	2011
	(In thousands)
Current:
Federal	$3,565	$—
State and local	1,170	246
Foreign	(90)	(206)

Total current provision	4,645	40

Deferred:
Federal	3,545	4,460
State and local	872	1,784
Foreign	193	602

Total deferred provision	4,610	6,846

Provision for income taxes	$9,255	$6,886

The following is a summary of the Company’s net deferred tax assets:

	As of
	March 31, 2012	December 31, 2011
	(In thousands)
Deferred tax assets and liabilities	$5,977	$8,376
Valuation allowance	(293)	(287)

Deferred tax assets, net	$5,684	$8,089

Through December 31, 2010, the tax benefit on a portion of the tax deduction generated on the exercise of warrants in prior years had not yet been recorded. During the first quarter of 2011, the Company recognized the remaining portion of the tax benefit, amounting to $4.2 million, as an increase to additional paid-in-capital due to the expected utilization of the related tax loss carryforwards of $10.4 million.

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

7. Related Party

On February 28, 2012, the Company completed a registered underwritten secondary public offering of 3,597,333 shares of common stock held by the Stockholder Broker-Dealer Client. The Company did not receive any of the proceeds of the offering. In addition, the Company repurchased 1,821,730 shares of non-voting common stock held by the Stockholder Broker-Dealer Client (see Note 13, “Share Repurchases”). After February 28, 2012, the Stockholder Broker-Dealer Client no longer holds shares of common stock in the Company and is not considered a related party.

The Company generates commissions, technology products and services revenues, information and user access fees, investment income and other income and related accounts receivable balances from the Stockholder Broker-Dealer Client or its affiliates. In addition, the Stockholder Broker-Dealer Client acts in a cash management capacity for the Company. The Company also maintains an account with and paid commissions to the Stockholder Broker-Dealer Client in connection with the Company’s share repurchase program. The Company also incurs bank fees in connection with these arrangements. As of the dates and for the periods indicated below, the Company had the following balances and transactions with the Stockholder Broker-Dealer Client or its affiliates:

As of
December 31, 2011
(In thousands)
Cash and cash equivalents	$156,982
Securities and cash provided as collateral	550
Accounts receivable	2,255
Accounts payable	86

	Three Months Ended March 31,
	2012	2011
	(In thousands)
Commissions	$1,480	$1,719
Technology products and services	35	—
Information and user access fees	24	47
Investment income	20	25
Other income	11	17
General and administrative	7	20

8. Stock-Based Compensation Plans

Stock-based compensation expense for the three months ended March 31, 2012 and 2011 was as follows:

	Three Months Ended March 31,
	2012	2011
	(In thousands)
Employee:
Restricted stock and performance shares	$1,668	$1,822
Stock options	145	295

	1,813	2,117

Non-employee directors:
Restricted stock	149	173

Total stock-based compensation	$1,962	$2,290

The Company records stock-based compensation for employees in employee compensation and benefits and for non-employee directors in general and administrative expenses in the Consolidated Statements of Operations.

During the three months ended March 31, 2012, the Company granted to employees a total of 183,988 shares of restricted stock or restricted stock units, performance-based shares with an expected pay-out at target of 44,843 shares of common stock and 375 options to purchase shares of common stock. The fair value of the restricted stock and performance-based share awards was based on a weighted-average grant date fair value per share of $31.03 and $30.64, respectively. Based on the Black-Scholes option pricing model, the weighted-average fair value for each option granted was $11.99 per share. As of March 31, 2012, the total unrecognized compensation costs related to non-vested awards was $17.3 million. That cost is expected to be recognized over a weighted-average period of 2.6 years.

9. Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per common share.

	Three Months Ended March 31,
	2012	2011
	(In thousands, except per share amounts)
Net income	$13,493	$10,780

Common stock - voting	35,276	33,921
Common stock - non-voting	1,658	2,586

Basic weighted average shares outstanding	36,934	36,507

Basic earnings per share	$0.37	$0.30

Weight average shares outstanding	36,934	36,507
Effect of dilutive shares:
Stock options and restricted stock	1,761	2,422
Warrants	—	372

Diluted weighted average shares outstanding	38,695	39,301

Diluted earnings per share	$0.35	$0.27

Stock options, restricted stock and warrants totaling 0.3 million shares for both the three months ended March 31, 2012 and 2011 were excluded from the computation of diluted earnings per share because their effect would have been antidilutive. The computation of diluted shares can vary among periods due, in part, to the change in the average price of the Company’s common stock.

10. Commitments and Contingencies

The Company leases office space and equipment under non-cancelable lease agreements expiring at various dates through 2022. Office space leases are subject to escalation based on certain costs incurred by the landlord. Minimum rental commitments as of March 31, 2012 under such operating and capital leases were as follows:

Year Ending March 31,	Operating Leases	Capital Leases
	(In thousands)
Remainder of 2012	$1,358	$252
2013	1,794	322
2014	1,760	42
2015	2,022	—
2016	2,035	—
2017 and thereafter	10,189	—

Minimum lease payments	19,158	616
Less amount representing interest	—	40

	$19,158	$576

Rental expense was $0.7 million and $0.6 million for the three months ended March 31, 2012 and 2011, respectively, and is included in occupancy expense in the Consolidated Statements of Operations. Rental expense has been recorded based on the total minimum lease payments after giving effect to rent abatement and concessions, which are being amortized on a straight-line basis over the life of the lease. The Company is contingently obligated for standby letters of credit amounting to $1.7 million that were issued to landlords for office space.

In 2008, the Company assigned the lease agreement on a leased property to a third party. The Company is contingently liable should the assignee default on future lease obligations through the November 2015 lease termination date. The aggregate amount of future lease obligations under this arrangement was $1.4 million as of March 31, 2012.

The Company, through two regulated subsidiaries, executes certain bond transactions between and among institutional investor and broker-dealer clients on a riskless principal basis by serving as counterparty to both the buyer and the seller in matching back-to-back trades, which are then settled through a third-party clearing organization. The Company acts as intermediary on a riskless principal basis in these bond transactions by serving as counterparty to the two clients involved. Settlement typically occurs within one to three trading days after the trade date. Cash settlement of the transaction occurs upon receipt or delivery of the underlying instrument that was traded. Under securities clearing agreements with the independent third party, the Company maintains a collateral deposit with the clearing broker in the form of cash. As of March 31, 2012, the amount of the collateral deposit included in prepaid expenses and other assets in the Consolidated Statements of Financial Condition was $0.9 million. The Company is exposed to credit risk in the event a counterparty does not fulfill its obligation to complete a transaction. Pursuant to the terms of the securities clearing agreements between the Company and the independent clearing broker, the clearing broker has the right to charge the Company for losses resulting from a counterparty’s failure to fulfill its contractual obligations. The losses are not capped at a maximum amount and apply to all trades executed through the clearing broker. At March 31, 2012, the Company had not recorded any liabilities with regard to this right.

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

11. Customer Concentration

During both the three months ended March 31, 2012 and 2011, no single client accounted for more than 10% of total revenue. One client accounted for 14.3% and 15.7% of trading volumes during the three months ended March 31, 2012 and 2011, respectively.

12. Series B Preferred Stock Conversion

In 2008, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with two funds managed by Technology Crossover Ventures (the “Purchasers”), pursuant to which the Company sold to the Purchasers (i) 35,000 shares of the Company’s Series B Preferred Stock, which shares were convertible into an aggregate of 3,500,000 shares of common stock, and (ii) warrants (the “Warrants” and, together with the Series B Preferred Stock, the “Securities”) to purchase an aggregate of 700,000 shares of common stock at an exercise price of $10.00 per share, for an aggregate purchase price of $35.0 million. The net proceeds, after the placement agent fee and legal fees, were $33.5 million. The Warrants were exercisable for cash or on a net exercise basis. The Warrants were to expire on the tenth anniversary of the date they were first issued and were subject to customary anti-dilution adjustments in the event of stock splits, reverse stock splits, stock dividends and similar transactions.

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

13. Share Repurchases

In October 2011, the Board of Directors authorized a share repurchase program for up to $35.0 million of the Company’s common stock. As of March 31, 2012, the Company repurchased 820,894 shares of common stock at a cost of $25.2 million. Shares repurchased under the program will be held in treasury for future use.

On February 28, 2012, the Company repurchased 1,821,730 shares of the Company’s non-voting common stock from the Stockholder Broker-Dealer Client at a cost of $52.9 million. Shares repurchased from the Stockholder Broker-Dealer Client were cancelled by the Company.

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

Executive Overview

MarketAxess operates a leading electronic trading platform that allows investment industry professionals to efficiently trade corporate bonds and other types of fixed-income instruments. Our over 900 active institutional investor clients (firms that executed at least one trade in U.S. or European fixed-income securities through our electronic trading platform between April 2011 and March 2012) include investment advisers, mutual funds, insurance companies, public and private pension funds, bank portfolios, broker-dealers and hedge funds. Our 87 broker-dealer market-maker clients provide liquidity on the platform and include most of the leading broker-dealers in global fixed-income trading. The Company also executes certain bond transactions between and among institutional investor and broker-dealer clients on a riskless principal basis by serving as counterparty to both the buyer and the seller in matching back-to-back trades, which then settle through a third-party clearing organization. Through our Corporate BondTicker™ service, we provide fixed-income market data, analytics and compliance tools that help our clients make trading decisions. In addition, we provide FIX (Financial Information eXchange) message management tools, connectivity solutions and ancillary technology services that facilitate the electronic communication of order information between trading counterparties. Our revenues are primarily generated from the trading of U.S. high-grade corporate bonds.

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

The majority of our revenues are derived from commissions for trades executed on our platform and distribution fees that are billed to our broker-dealer clients on a monthly basis. We also derive revenues from technology products and services, information and user access fees, investment income and other income. Our expenses consist of employee compensation and benefits, depreciation and amortization, technology and communication expenses, professional and consulting fees, occupancy, marketing and advertising and other general and administrative expenses.

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

In July 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), was signed into law, marking the greatest change to financial supervision since the 1930’s. U.S. financial regulators are in the midst of an intense period of rulemaking that is required to implement the provisions of the Dodd-Frank Act, and market participants will need to make strategic decisions in an environment of regulatory uncertainty. Among the most significant aspects of the derivatives section of the Dodd-Frank Act are mandatory clearing of certain derivatives transactions (“swaps”) through regulated central clearing organizations and mandatory trading of those swaps through either regulated exchanges or swap execution facilities, in each case, subject to certain key exceptions. As with other parts of the Dodd-Frank Act, many of the details of the new regulatory regime relating to swaps are left to the regulators to determine through rulemaking. While we expect that the U.S. Commodity Futures Trading Commission and SEC will adopt rules that detail the new regulatory regime regarding the swaps market place in 2012, no assurance can be given regarding when, or whether, such rules will be finalized or implemented. Subject to such rulemaking, we currently expect to establish and operate a swap execution facility and/or a security-based swap execution facility.

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

Similar to the U.S., regulatory bodies in Europe and elsewhere are developing new rules for derivatives trading. For example, the European Parliament and the EU Council of Ministers recently endorsed an agreement that will, among other things, require central clearing of standardized OTC derivatives and the reporting of all derivatives (OTC or otherwise) to trade repositories. However, it is not yet clear whether there will be any requirement in the EU to trade standardized derivative contracts on regulated exchanges or trading platforms.

Rapid Technological Changes

We must continue to enhance and improve our electronic trading platform. The electronic financial services industry is characterized by increasingly complex systems and infrastructures and new business models. Our future success will depend on our ability to enhance our existing products and services, develop and/or license new products and technologies that address the increasingly sophisticated and varied needs of our broker-dealer and institutional investor clients and prospective clients and respond to technological advances and emerging industry standards and practices on a cost-effective and timely basis. We have received a total of nine patents covering our most significant trading protocols and other aspects of our trading system technology and other patents are pending.

Trends in Our Business

The majority of our revenues are derived from commissions for transactions executed on our platform between our institutional investor and broker-dealer clients and monthly distribution fees. We believe that there are five key variables that impact the notional value of such transactions on our platform and the amount of commissions and distribution fees earned by us:

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

U.S. High-Grade Corporate Bond Commissions. Our U.S. high-grade corporate bond fee plans for fully electronic trades generally incorporate variable transaction fees and distribution fees billed to our broker-dealer clients on a monthly basis. Certain dealers participate in fee programs that do not contain monthly distribution fees and instead incorporate additional per transaction execution fees and minimum monthly fee commitments. Under the fee plans, we electronically add the transaction fee to the spread quoted by the broker-dealer client.

Eurobond Commissions. Similar to the U.S. high-grade plans, our European fee plans generally incorporate monthly distribution fees as well as variable transaction fees. The variable transaction fee varies based on the type of bond traded.

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

Critical Accounting Estimates

This Management’s Discussion and Analysis of Financial Condition and Results of Operations discusses our Consolidated Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the United States, also referred to as U.S. GAAP. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the reported amounts of income and expenses during the reporting periods. We base our estimates and judgments on historical experience and on various other factors that we believe are reasonable under the circumstances. Actual results may differ from these estimates under varying assumptions or conditions. Note 2 of the Notes to our Consolidated Financial Statements includes a summary of the significant accounting policies and methods used in the preparation of our Consolidated Financial Statements. There were no significant changes to our critical accounting policies and estimates during the three months ended March 31, 2012, as compared to those we disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2011.

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

Results of Operations

Three Months Ended March 31, 2012 Compared to Three Months Ended March 31, 2011

Overview

Total revenues increased by $7.1 million or 16.3% to $50.7 million for the three months ended March 31, 2012, from $43.6 million for the three months ended March 31, 2011. This increase in total revenues was primarily due to an increase in commissions of $7.1 million.

Total expenses increased by $2.0 million or 7.9% to $28.0 million for the three months ended March 31, 2012, from $25.9 million for the three months ended March 31, 2011. This increase was primarily due to higher general and administrative expense of $1.1 million, marketing and advertising costs of $0.5 million and technology and communication costs of $0.5 million, offset by lower employee compensation and benefits of $0.4 million.

Income before taxes increased by $5.1 million or 28.8% to $22.7 million for the three months ended March 31, 2012, from $17.7 million for the three months ended March 31, 2011. Net income increased by $2.7 million or 25.1% to $13.5 million for the three months ended March 31, 2012, from $10.8 million for three months ended March 31, 2011.

Revenues

Our revenues for the three months ended March 31, 2012 and 2011, and the resulting dollar and percentage changes, were as follows:

	Three Months Ended March 31,
	2012		2011
	$	% of Revenues	$	% of Revenues	$ Change	% Change

	($ in thousands)
Commissions	$44,902	88.5%	$37,785	86.6%	$7,117	18.8%
Technology products and services	2,908	5.7	3,108	7.1	(200)	(6.4)
Information and user access fees	1,871	3.7	1,689	3.9	182	10.8
Investment income	303	0.6	299	0.7	4	1.3
Other	751	1.5	728	1.7	23	3.2

Total revenues	$50,735	100.0%	$43,609	100.0%	$7,126	16.3%

Commissions. Our commission revenues for the three months ended March 31, 2012 and 2011, and the resulting dollar and percentage changes, were as follows:

	Three Months Ended March 31,
			$	%
	2012	2011	Change	Change
	($ in thousands)
Distribution fees
U.S. high-grade	$13,159	$11,710	$1,449	12.4%
Eurobond	2,904	3,475	(571)	(16.4)

Total distribution fees	16,063	15,185	878	5.8
Variable transaction fees
U.S. high-grade	18,510	14,668	3,842	26.2
Eurobond	830	1,142	(312)	(27.3)
Other	9,499	6,790	2,709	39.9

Total transaction fees	28,839	22,600	6,239	27.6

Total commissions	$44,902	$37,785	$7,117	18.8%

U.S. high-grade distribution fees increased by $1.4 million for the three months ended March 31, 2012 compared to the three months ended March 31, 2011 principally due to the migration of several broker-dealer market makers from an all-variable plan to a plan that incorporates a combination of a monthly distribution fee and variable transaction fees. In the past two quarters, a total of four U.S. broker-dealers have either migrated to the all-variable plan or left the platform.

Due in part to the continuing sovereign debt concerns and competitive environment in Europe, trading volume in our Eurobond product significantly decreased in 2010 and 2011. Monthly distribution fees paid by most of our European broker-dealer market makers were reduced effective March 1, 2012, but the dealer variable fee schedule remained unchanged. Several additional European broker-dealer market makers remain on the original fee plan and may move to the new fee plan in the future.

The following table shows the extent to which the increase in commissions for the three months ended March 31, 2012 was attributable to changes in transaction volumes, variable transaction fees per million and monthly distribution fees:

	Change from March 31, 2011
	U.S. High-Grade	Eurobond	Other	Total

	(In thousands)
Volume increase	$2,258	$143	$1,453	$3,855
Variable transaction fee per million increase (decrease)	1,584	(455)	1,256	2,384
Monthly distribution fees increase (decrease)	1,449	(571)	—	878

Total commissions increase (decrease)	$5,291	$(883)	$2,709	$7,117

Our trading volumes for the three months ended March 31, 2012 and 2011 were as follows:

	Three Months Ended March 31,
			$	%
	2012	2011	Change	Change
Trading Volume Data (in millions)
U.S. high-grade - fixed rate	$94,997	$82,267	$12,730	15.5%
U.S. high-grade - floating rate	3,325	2,938	387	13.2

Total U.S. high-grade	98,322	85,205	13,117	15.4
Eurobond	12,734	11,313	1,421	12.6
Other	46,934	38,661	8,273	21.4

Total	$157,990	$135,179	$22,811	16.9%

Number of U.S. Trading Days	62	62
Number of U.K. Trading Days	64	63

For volume reporting purposes, transactions in foreign currencies are converted to U.S. dollars at average monthly rates. The 15.4% increase in U.S. high-grade volume was principally due to an increase in the Company’s estimated market share of total U.S. high-grade corporate bond volume as reported by FINRA TRACE from 9.9% for the three months ended March 31, 2011 to 11.4% for the three months ended March 31, 2012. Estimated FINRA TRACE U.S. high-grade volume was up slightly to $864.4 billion for the three months ended March 31, 2012 from $862.8 billion for the three months ended March 31, 2011. Eurobond volumes increased by 12.6% for the three months ended March 31, 2012 compared to the three months ended March 31, 2011 due, in part, to improved market conditions in the European region. Other volume increased by 21.4% for the three months ended March 31, 2012 compared to the three months ended March 31, 2011, primarily due to higher emerging markets and high-yield bond volumes.

Our average variable transaction fee per million for the three months ended March 31, 2012 and 2011 was as follows:

	Three Months Ended March 31,
	2012	2011
Average Variable Transaction Fee Per Million
U.S. high-grade - fixed rate	$194	$178
U.S. high-grade - floating rate	25	17
Total U.S. high-grade	188	172
Eurobond	65	101
Other	202	176
Total	183	167

The U.S. high-grade average variable transaction fee per million increased from $172 for the three months ended March 31, 2011 to $188 for the three months ended March 31, 2012. The change was primarily due to an increase in the duration of bonds traded and an increase in volume derived from broker-dealer clients on an all-variable plan. The Eurobond average variable transaction fee per million decreased from $101 for the three months ended March 31, 2011 to $65 for the three months ended March 31, 2012. As discussed above, during the first quarter of 2012, the monthly distribution fees paid by most European broker-dealer market makers were reduced. In connection with this change, variable fees for Eurobond credit trading were waived for one-month prior to the implementation of the new distribution fee plan. Other average variable transaction fees per million increased from $176 for the three months ended March 31, 2011 to $202 for the three months ended March 31, 2012, primarily due to a larger percentage of Other volume in products that carry higher fees per million, principally emerging markets and high yield bonds.

Technology Products and Services. Technology products and services revenues decreased by $0.2 million or 6.4% to $2.9 million for the three months ended March 31, 2012, from $3.1 million for the three months ended March 31, 2011. The decrease was primarily a result of lower software license fees.

Information and User Access Fees. Information and user access fees increased by $0.2 million or 10.8% to $1.9 million for the three months ended March 31, 2012, from $1.7 million for the three months ended March 31, 2011.

Investment Income. Investment income was $0.3 million for both the three months ended March 31, 2012 and 2011.

Other. Other revenues increased by 3.2% to $0.8 million for the three months ended March 31, 2012, from $0.7 million for the three months ended March 31, 2011.

Expenses

Our expenses for the three months ended March 31, 2012 and 2011, and the resulting dollar and percentage changes were as follows:

	Three Months Ended March 31,
	2012		2011
		% of		% of	$	%
	$	Revenues	$	Revenues	Change	Change
	($ in thousands)
Expenses
Employee compensation and benefits	$15,841	31.2%	$16,268	37.3%	$(427)	(2.6)%
Depreciation and amortization	1,854	3.7	1,562	3.6	292	18.7
Technology and communications	2,955	5.8	2,500	5.7	455	18.2
Professional and consulting fees	3,024	6.0	2,872	6.6	152	5.3
Occupancy	759	1.5	766	1.8	(7)	(0.9)
Marketing and advertising	1,447	2.9	974	2.2	473	48.6
General and administrative	2,107	4.2	1,001	2.3	1,106	110.5

Total expenses	$27,987	55.2%	$25,943	59.5%	$2,044	7.9%

Employee Compensation and Benefits. Employee compensation and benefits decreased by $0.4 million or 2.6% to $15.8 million for the three months ended March 31, 2012, from $16.3 million for the three months ended March 31, 2011. This decrease was primarily attributable to lower stock-based compensation expense of $0.3 million.

Depreciation and Amortization. Depreciation and amortization increased by $0.3 million or 18.7% to $1.9 million for the three months ended March 31, 2012, from $1.6 million for the three months ended March 31, 2011. The increase is principally due to higher amortization of software development costs resulting from increased product development over the past 15 months. For the three months ended March 31, 2012 and 2011, $0.6 million and $0.5 million, respectively, of leasehold improvements and equipment purchases and $1.3 million and $0.8 million, respectively, of software development costs were capitalized.

Technology and Communications. Technology and communications expenses increased by $0.5 million or 18.2% to $3.0 million for the three months ended March 31, 2012 from $2.5 million for the three months ended March 31, 2011. The increase was primarily attributable to higher market data fees.

Professional and Consulting Fees. Professional and consulting fees increased by $0.2 million or 5.3% to $3.0 million for the three months ended March 31, 2012, from $2.9 million for the three months ended March 31, 2011. The increase was primarily due to costs associated with the registered underwritten secondary public offering of 3,597,333 shares of common stock held by JPM.

Occupancy. Occupancy costs were $0.8 million for both the three months ended March 31, 2012 and 2011.

Marketing and Advertising. Marketing and advertising expenses increased by $0.5 million or 48.6% to $1.5 million for the three months ended March 31, 2012, from $1.0 million for the three months ended March 31, 2011. The increase was principally due to higher advertising and public relations costs associated with our credit default swaps trading capabilities.

General and Administrative. General and administrative expenses increased by $1.1 million or 110.5% to $2.1 million for the three months ended March 31, 2012, from $1.0 million for the three months ended March 31, 2011. During the first quarter of 2011, the Company received a $0.7 million reimbursement of previously paid sales tax. The increase in general and administrative expenses was primarily attributable to the 2011 sales tax credit coupled with a higher provision for doubtful accounts of $0.4 million.

Provision for Income Tax. For the three months ended March 31, 2012 and 2011, an income tax provision of $9.3 million and $6.9 million, respectively, were recorded. The increase in the tax provision was primarily attributable to the $5.1 million increase in pre-tax income for the period.

Our consolidated effective tax rate for the three months ended March 31, 2012 was 40.7%, compared to 39.0% for the three months ended March 31, 2011, primarily due to a decline in income from foreign operations. Our consolidated effective tax rate can vary from period to period depending on, among other factors, the geographic and business mix of our earnings and changes in tax legislation and tax rates.

Liquidity and Capital Resources

During the past three years, we have met our cash needs through cash on hand and internally generated funds. Cash and cash equivalents and securities available-for-sale totaled $179.9 million at March 31, 2012. Other than equipment-related capital lease obligations amounting to $0.6 million as of March 31, 2012, we have no long-term or short-term debt and do not maintain bank lines of credit.

Our cash flows were as follows:

	Three Months Ended March 31,
	2012	2011
	(In thousands)
Net cash provided by operating activities	$13,374	$1,066
Net cash provided by (used in) investing activities	15,892	(8,662)
Net cash (used in) financing activities	(78,718)	(436)
Effect of exchange rate changes on cash and cash equivalents	(359)	(395)

Net (decrease) for the period	$(49,811)	$(8,427)

Free cash flow is defined as cash flow from operating activities less expenditures for furniture, equipment and leasehold improvements and capitalized software development costs. For the 12 months ended March 31, 2012 and 2011, free cash flow was $70.0 million and $60.2 million, respectively. Free cash flow is a non-GAAP financial measure. We believe that this non-GAAP financial measure, when taken into consideration with the corresponding GAAP financial measures, is important in gaining an understanding of the Company’s financial strength and cash flow generation.

Net cash provided by operating activities was $13.4 million for the three months ended March 31, 2012 compared to $1.1 million for the three months ended March 31, 2011. The $12.3 million increase in net cash provided by operating activities was primarily due to an increase in net income of $2.7 million and a decrease in cash used for working capital of $10.6 million, offset by lower non-cash deferred income taxes of $1.4 million. During the three months ended March 31, 2012, annual year-end bonus payments were $18.2 million compared to $16.7 million for the three months ended March 31, 2011. The balance of our unrestricted U.S. net operating loss carryforward was fully utilized during 2011, which will result in an increase in cash paid for income taxes in 2012. During the three months ended March 31, 2012, cash paid for income taxes was $1.0 million compared to $0.3 million for the three months ended March 31, 2011.

Net cash provided by investing activities was $15.9 million for the three months ended March 31, 2012 compared to net cash used in investing activities of $8.7 million for the three months ended March 31, 2011. Net proceeds of securities available-for-sale were $17.8 million for the three months ended March 31, 2012 compared to net purchases of $7.3 million for the three months ended March 31, 2011. Capital expenditures were $1.9 million and $1.3 million for the three months ended March 31, 2012 and 2011, respectively.

Net cash used in financing activities was $78.7 million for the three months ended March 31, 2012 compared to $0.4 million for the three months ended March 31, 2011. The $78.3 million increase in net cash used in financing activities was principally due to repurchases of the Company’s common stock of $71.1 million, a decrease in the proceeds from the exercise of stock options of $4.3 million, an increase in withholding tax payments on restricted stock vesting of $1.4 million and an increase of $0.8 million in cash dividends paid in 2012 on common stock.

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

We believe that our current resources are adequate to meet our liquidity needs and capital expenditure requirements for at least the next 12 months. However, our future liquidity and capital requirements will depend on a number of factors, including expenses associated with product development and expansion and new business opportunities that are intended to further diversify our revenue stream. We may also acquire or invest in technologies, business ventures or products that are complementary to our business. In addition, we fully utilized the balance of our unrestricted U.S. net operating loss carryforward during 2011, which will result in an increase in cash paid for income taxes in 2012 and subsequent years. In the event we require any additional financing, it will take the form of equity or debt financing. Any additional equity offerings may result in dilution to our stockholders. Any debt financings, if available at all, may involve restrictive covenants with respect to dividends, issuances of additional capital and other financial and operational matters related to our business.

We have three regulated subsidiaries, MarketAxess Corporation, MarketAxess Europe Limited and MarketAxess Canada Ltd. MarketAxess Corporation is a registered broker-dealer in the U.S., MarketAxess Europe Limited is a registered multilateral trading facility in the U.K. and MarketAxess Canada Ltd. is a registered Alternative Trading System in the Province of Ontario. As such, they are subject to minimum regulatory capital requirements imposed by their respective market regulators that are intended to ensure general financial soundness and liquidity based on certain minimum capital requirements. The relevant regulations prohibit a registrant from repaying borrowings from its parent or affiliates, paying cash dividends, making loans to its parent or affiliates or otherwise entering into transactions that result in a significant reduction in its regulatory net capital position without prior notification to or approval from its principal regulator. The capital structures of our subsidiaries are designed to provide each with capital and liquidity consistent with its business and regulatory requirements. Subject to rulemaking pursuant to the Dodd-Frank Act, we currently expect to establish and operate a swap execution facility and/or a security-based swap execution facility and we will be required to maintain an additional amount of minimum net capital in connection with such facilities. The following table sets forth the capital requirements, as defined, that the Company’s subsidiaries were required to maintain as of March 31, 2012:

	MarketAxess Corporation	MarketAxess Europe Limited	MarketAxess Canada Limited
	(In thousands)
Net capital	$62,641	$28,967	$414
Minimum net capital required	1,636	3,276	276

Excess net capital	$61,005	$25,691	$138

We execute certain bond transactions between and among institutional investor and broker-dealer clients on a riskless principal basis by serving as counterparty to both the buyer and the seller in matching back-to-back trades, which are then settled through a third-party clearing organization. We act as intermediary on a riskless principal basis in these bond transactions by serving as counterparty to the two clients involved. Settlement typically occurs within one to three trading days after the trade date. Cash settlement of the transaction occurs upon receipt or delivery of the underlying instrument that was traded. Under securities clearing agreements with the independent third party, we maintain collateral deposits with the clearing broker in the form of cash. As of March 31, 2012, the amount of the collateral deposits included in prepaid expenses and other assets in the Consolidated Statements of Financial Condition were $0.9 million. We are exposed to credit risk in the event a counterparty does not fulfill its obligation to complete a transaction. Pursuant to the terms of the securities clearing agreements between us and the independent clearing broker, the clearing broker has the right to charge us for losses resulting from a counterparty’s failure to fulfill its contractual obligations. The losses are not capped at a maximum amount and apply to all trades executed through the clearing broker. At March 31, 2012, we have not recorded any liabilities with regard to this right.

In the ordinary course of business, we enter into contracts that contain a variety of representations, warranties and general indemnifications. Our maximum exposure from any claims under these arrangements is unknown, as this would involve claims that have not yet occurred. However, based on past experience, we expect the risk of loss to be remote.

We continue to return capital to our shareholders through dividends and share repurchases. In October 2011, the Board of Directors authorized a share repurchase program for up to $35.0 million of the Company’s common stock. As of March 31, 2012, the Company repurchased 820,894 shares of common stock at a cost of $25.2 million. Shares repurchased under the program will be held in treasury for future use.

In October 2009, our Board of Directors approved our first regular quarterly dividend. The quarterly cash dividend was increased to $0.11 per share in the first quarter of 2012. In April 2012, our Board of Directors approved a quarterly cash dividend of $0.11 per share, which will be paid on May 24, 2012 to stockholders of record as of the close of business on May 10, 2012. We expect the total amount payable to be approximately $4.0 million. We expect to continue paying regular cash dividends, although there is no assurance as to such dividends. Any future declaration and payment of dividends will be at the sole discretion of our Board of Directors.

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

Contractual Obligations and Commitments

There was no significant change in our contractual obligations and commitments for the three months ended March 31, 2012.

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

As of March 31, 2012, we had a $60.1 million investment in securities available-for-sale. Adverse movements, such as a 10% decrease in the value of these securities or a downturn or disruption in the markets for these securities, could result in a substantial loss. In addition, principal gains and losses resulting from these securities could on occasion have a disproportionate effect, positive or negative, on our financial condition and results of operations for any particular reporting period.

Interest Rate Risk

Interest rate risk represents our exposure to interest rate changes with respect to the money market instruments, U.S. Treasury obligations and fixed-income securities in which we invest. As of March 31, 2012, our cash and cash equivalents and securities available-for-sale amounted to $179.9 million and were primarily in money market instruments, U.S. government obligations and municipal securities. We do not maintain an inventory of bonds that are traded on our platform.

Derivative Risk

Our limited derivative risk stems from our activities in the foreign currency forward contract market. We use this market to mitigate our U.S. dollar versus Pound Sterling exposure that arises from the activities of our U.K. subsidiary. As of March 31, 2012, the notional fair value of our foreign currency forward contract was $29.1 million. We do not speculate in any derivative instruments.

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

We are exposed to credit risk in our role as trading counterparty to our clients. We are exposed to the risk that third parties that owe us money, securities or other assets will not perform their obligations. These parties may default on their obligations to us due to bankruptcy, lack of liquidity, operational failure or other reasons. Adverse movements in the prices of securities that are the subject of these transactions can increase our risk. Where the unmatched position or failure to deliver is prolonged, there may also be regulatory capital charges required to be taken by us. There can be no assurance that these policies and procedures will effectively mitigate our credit risk exposure.

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures. Our management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our “disclosure controls and procedures” as that term is defined in Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of March 31, 2012. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective to ensure that information required to be disclosed by MarketAxess in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and to ensure that information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

(b) Changes in Internal Control Over Financial Reporting. There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2012 identified in connection with the evaluation thereof by our management, including the Chief Executive Officer and Chief Financial Officer, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — Other Information

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

Risks that could have a negative impact on our business, results of operations and financial condition include: the level and intensity of competition in the fixed-income electronic trading industry and the pricing pressures that may result; the variability of our growth rate; the rapidly evolving nature of the electronic financial services industry; the level of trading volume transacted on the MarketAxess platform; potential fluctuations in our operating results, which may cause our stock price to decline; the absolute level and direction of interest rates and the corresponding volatility in the corporate fixed-income market; our ability to develop new products and offerings and the market’s acceptance of those products; our exposure to risk resulting from non-performance by counterparties to transactions executed between our clients in which we act as an intermediary in matching back-to-back trades; our dependence on our broker-dealer clients and institutional investor clients; technology failures, security breaches or rapid technology changes that may harm our business; our ability to enter into strategic alliances and to acquire other businesses and successfully integrate them with our business; extensive government regulation; continuing international expansion that may present economic and regulatory challenges; and our future capital needs and our ability to obtain capital when needed. This list is intended to identify only certain of the principal factors that could have a material adverse impact on our business, results of operations and financial condition. A more detailed description of each of these and other important risk factors can be found under the caption “Risk Factors” in our most recent Form 10-K for the year ended December 31, 2011. There have been no material changes to the risk factors described in such Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

During the quarter ended March 31, 2012, we repurchased the following shares of common stock:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Dollar Value of Shares That May Yet Be Purchased Under the Plans
				(In thousands)
January 1, 2012 — January 31, 2012	432,811	$30.86	432,811	$14,710
February 1, 2012 — February 29, 2012	1,971,815	29.24	150,085	$9,837
March 1, 2012 — March 31, 2012	—	—	—	$9,837

	2,404,626	$29.53	582,896

In October 2011, the Board of Directors authorized a share repurchase program for up to $35.0 million of the Company’s common stock. As of March 31, 2012, the Company repurchased 820,894 shares of common stock at a cost of $25.2 million. Shares repurchased under the program will be held in treasury for future use.

On February 28, 2012, the Company repurchased 1,821,730 shares of the Company’s non-voting common stock from the Stockholder Broker-Dealer Client at a cost of $52.9 million. Shares repurchased under this agreement were cancelled by the Company.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Listing:

Number	Description

31.1	Certification by Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101*	The following materials from MarketAxess Holdings Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, formatted in XBRL (eXtensible Business Reporting Language); (i) the Consolidated Statements of Financial Condition as of March 31, 2012 and December 31, 2011, (ii) the Consolidated Statements of Operations for the three months ended March 31, 2012 and 2011, (iii) the Consolidated Statement of Comprehensive Income for the three months ended March 31, 2012 and 2011, (iv) the Consolidated Statement of Changes in Stockholders’ Equity for the three months ended March 31, 2012; (v) the Consolidated Statements of Cash Flows for the three months ended March 31, 2012 and 2011 and (vi) the notes to Consolidated Financial Statements.

* These interactive data files are being furnished herewith and are deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Act of 1933, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MARKETAXESS HOLDINGS INC.

Date: April 26, 2012	By:	/s/ RICHARD M. MCVEY
Richard M. McVey
Chief Executive Officer (principal executive officer)

Date: April 26, 2012	By:	/s/ ANTONIO L. DELISE
Antonio L. DeLise
Chief Financial Officer
(principal financial and accounting officer)