Form 10-K/A
period 2011-12-31
MARKETAXESS HOLDINGS INC
filed 2012-07-06
CIK 1278021

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K/A

(Amendment No. 1)

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

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

EXPLANATORY NOTE

This Amendment No. 1 to MarketAxess Holdings Inc.’s Annual Report on Form 10-K for the year ended December 31, 2011, as filed with the Securities and Exchange Commission on February 17, 2012 (the “Original Filing”), is being filed solely to include certain eXtensible Business Reporting Language (XBRL) information in Exhibit 101 that was inadvertently excluded from the timely filed Original Filing, as provided for under Rule 405 of Regulation S-T.

Exhibit 101 provides the following items formatted in XBRL: (i) Consolidated Statements of Financial Condition as of December 31, 2011 and 2010; (ii) Consolidated Statements of Operations for the years ended December 31, 2011, 2010 and 2009; (iii) Consolidated Statements of Changes in Stockholders’ Equity and Accumulated Other Comprehensive Loss for the years ended December 2011, 2010 and 2009; (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2011, 2010 and 2009; and (v) Notes to Consolidated Financial Statements.

As provided in Rule 406T of Regulation S-T, the interactive data files included in Exhibit 101 are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

This Amendment No. 1 to the Form 10-K speaks as of the date of the Original Filing, does not reflect subsequent events occurring after the date of the Original Filing or modify or update in any way any disclosures made in the Original Filing. Other than as described above, no other changes have been made to the Original Filing. Investors should continue to rely on the Original Filing in making investment decisions.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

MARKETAXESS HOLDINGS INC.

Date: July 6, 2012	By:	/s/ RICHARD M. MCVEY
		Name:	Richard M. McVey
		Title:	Chief Executive Officer

EXHIBIT INDEX

101.INS	XBRL Instance Document***

101.SCH	XBRL Taxonomy Extension Schema Document***

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document***

101.LAB	XBRL Taxonomy Extension Label Linkbase Document***

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document***

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document***

***	Attached as Exhibit 101 to this Amendment No. 1 to Annual Report on Form 10-K are the following materials, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Financial Condition as of December 31, 2011 and 2010; (ii) Consolidated Statements of Operations for the years ended December 31, 2011, 2010 and 2009; (iii) Consolidated Statements of Changes in Stockholders’ Equity and Accumulated Other Comprehensive Loss for the years ended December 2011, 2010 and 2009; (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2011, 2010 and 2009; and (v) Notes to Consolidated Financial Statements.

Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.