Form 10-Q/A
period 2012-03-31
MARKETAXESS HOLDINGS INC
filed 2012-07-06
CIK 1278021

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q/A

(Amendment No. 1)

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

EXPLANATORY NOTE

This Amendment No. 1 to MarketAxess Holdings Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2012, as filed with the Securities and Exchange Commission on April 26, 2012 (the “Original Filing”), is being filed solely to include certain eXtensible Business Reporting Language (XBRL) information in Exhibit 101 that was inadvertently excluded from the timely filed Original Filing, as provided for under Rule 405 of Regulation S-T.

Exhibit 101 provides the following items formatted in XBRL: (i) Consolidated Statements of Financial Condition as of March 31, 2012 and December 31, 2011; (ii) Consolidated Statements of Operations for the Three Months Ended March 31, 2012 and 2011; (iii) Consolidated Statement of Comprehensive Income for the Three Months ended March 31, 2012 and 2011; (iv) Consolidated Statement of Changes in Stockholders’ Equity for the Three Months Ended March 31, 2012; (v) Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2012 and 2011; and (vi) Notes to Consolidated Financial Statements.

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

This Amendment No. 1 to the Form 10-Q speaks as of the date of the Original Filing, does not reflect subsequent events occurring after the date of the Original Filing or modify or update in any way any disclosures made in the Original Filing. Other than as described above, no other changes have been made to the Original Filing. Investors should continue to rely on the Original Filing in making investment decisions.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

MARKETAXESS HOLDINGS INC.

Date: July 6, 2012	By:	/s/ RICHARD M. MCVEY
		Name:	Richard M. McVey
		Title:	Chief Executive Officer
(principal executive officer)

Date: July 6, 2012	By:	/s/ ANTONIO L. DELISE
		Name:	Antonio L. DeLise
		Title:	Chief Financial Officer
(principal financial and accounting officer)

EXHIBIT INDEX

101.INS	XBRL Instance Document**

101.SCH	XBRL Taxonomy Extension Schema Document**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**

101.LAB	XBRL Taxonomy Extension Label Linkbase Document**

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document**

**	Attached as Exhibit 101 to this Amendment No. 1 to Quarterly Report on Form 10-Q are the following materials, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Financial Condition as of March 31, 2012 and December 31, 2011; (ii) Consolidated Statements of Operations for the Three Months Ended March 31, 2012 and 2011; (iii) Consolidated Statement of Comprehensive Income for the Three Months ended March 31, 2012 and 2011; (iv) Consolidated Statement of Changes in Stockholders’ Equity for the Three Months Ended March 31, 2012; (v) Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2012 and 2011; and (vi) Notes to Consolidated Financial Statements.

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