Form 10-Q
period 2012-06-30
MARKETAXESS HOLDINGS INC
filed 2012-07-26
CIK 1278021

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

or

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

As of July 25, 2012, the number of shares of the Registrant’s voting common stock outstanding was 37,269,685.

MARKETAXESS HOLDINGS INC.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2012

PART I — Financial Information

Item 1. Financial Statements

MARKETAXESS HOLDINGS INC.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Unaudited)

	As of
	June 30,	December 31,
	2012	2011
	(In thousands, except share and per share amounts)
ASSETS
Cash and cash equivalents	$129,595	$169,620
Securities available-for-sale, at fair value	58,592	78,110
Accounts receivable, net of allowance of $406 and $1,086 as of June 30, 2012 and December 31, 2011, respectively	33,209	36,170
Deferred tax assets, net	5,822	8,089
Goodwill and intangible assets, net of accumulated amortization	33,835	34,544
Furniture, equipment, leasehold improvements and capitalized software, net of accumulated depreciation and amortization	14,960	14,460
Prepaid expenses and other assets	13,715	8,465

Total assets	$289,728	$349,458

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Accrued employee compensation	$10,503	$19,425
Deferred revenue	5,126	5,326
Accounts payable, accrued expenses and other liabilities	12,364	12,268

Total liabilities	27,993	37,019

Commitments and Contingencies (Note 10)	—	—

Stockholders’ equity
Preferred stock, $0.001 par value, 4,855,000 shares authorized, no shares issued and outstanding as of June 30, 2012 and December 31, 2011	—	—
Series A Preferred Stock, $0.001 par value, 110,000 shares authorized, no shares issued and outstanding as of June 30, 2012 and December 31, 2011	—	—
Common stock voting, $0.003 par value, 110,000,000 shares authorized, 38,630,396 shares and 37,725,394 shares issued and 37,269,685 shares and 36,183,655 shares outstanding as of June 30, 2012 and December 31, 2011, respectively	118	113
Common stock non-voting, $0.003 par value, 10,000,000 shares authorized, no shares and 2,585,654 shares issued and outstanding as of June 30, 2012 and December 31, 2011, respectively	—	9
Additional paid-in capital	275,061	340,716
Treasury stock—Common stock voting, at cost, 1,360,711 shares and 1,541,739 shares as of June 30, 2012 and December 31, 2011, respectively	(28,283)	(25,933)
Retained earnings (deficit)	17,256	(584)
Accumulated other comprehensive loss	(2,417)	(1,882)

Total stockholders’ equity	261,735	312,439

Total liabilities and stockholders’ equity	$289,728	$349,458

The accompanying notes are an integral part of these consolidated financial statements.

MARKETAXESS HOLDINGS INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(In thousands, except per share amounts)
Revenues
Commissions	$42,690	$39,076	$87,592	$76,861
Technology products and services	3,220	3,984	6,128	7,092
Information and user access fees	1,790	1,719	3,661	3,408
Investment income	268	310	571	609
Other	857	702	1,608	1,430

Total revenues	48,825	45,791	99,560	89,400

Expenses
Employee compensation and benefits	15,305	15,104	31,146	31,372
Depreciation and amortization	1,961	1,627	3,815	3,189
Technology and communications	3,015	2,724	5,970	5,224
Professional and consulting fees	2,837	2,665	5,861	5,537
Occupancy	757	708	1,516	1,474
Marketing and advertising	1,732	1,248	3,179	2,222
General and administrative	2,018	1,810	4,125	2,811

Total expenses	27,625	25,886	55,612	51,829

Income before income taxes	21,200	19,905	43,948	37,571
Provision for income taxes	8,571	7,968	17,826	14,854

Net income	$12,629	$11,937	$26,122	$22,717

Net income per common share
Basic	$0.35	$0.32	$0.72	$0.62
Diluted	$0.34	$0.30	$0.69	$0.58

Cash dividends declared per common share	$0.11	$0.09	$0.22	$0.18

Weighted average common shares
Basic	36,128	36,762	36,531	36,635
Diluted	37,440	39,490	38,067	39,396

The accompanying notes are an integral part of these consolidated financial statements.

MARKETAXESS HOLDINGS INC.

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(In thousands)
Net income	$12,629	$11,937	$26,122	$22,717
Cumulative translation adjustment and foreign currency exchange hedge, net of tax	(148)	(86)	(280)	(324)

Unrealized net (loss) gain on securities available-for-sale, net of tax	(56)	392	(255)	282

Comprehensive Income	$12,425	$12,243	$25,587	$22,675

The accompanying notes are an integral part of these consolidated financial statements.

MARKETAXESS HOLDINGS INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

				Treasury
		Common		Stock -		Accumulated
	Common	Stock	Additional	Common	Retained	Other	Total
	Stock	Non -	Paid-In	Stock	Earnings	Comprehen-	Stockholders’
	Voting	Voting	Capital	Voting	(Deficit)	sive Loss	Equity
	(In thousands)
Balance at December 31, 2011	$113	$9	$340,716	$(25,933)	$(584)	$(1,882)	$312,439
Net income	—	—	—	—	26,122	—	26,122
Cumulative translation adjustment and foreign currency exchange hedge, net of tax	—	—	—	—	—	(280)	(280)
Unrealized net loss on securities available-for-sale, net of tax	—	—	—	—	—	(255)	(255)
Stock-based compensation	—	—	4,028	—	—	—	4,028
Exercise of stock options	3		5,425				5,428
Withholding tax payments on restricted stock vesting and stock option exercises	—	—	(20,003)	—	—	—	(20,003)
Excess tax benefits from stock-based compensation	—	—	13,681	—	—	—	13,681
Conversion of common stock non-voting to common stock voting	2	(2)	(15,878)	15,878	—	—	—
Repurchases of common stock	—	(7)	(52,908)	(18,228)	—	—	(71,143)
Cash dividend on common stock	—	—	—	—	(8,282)	—	(8,282)

Balance at June 30, 2012	$118	$—	$275,061	$(28,283)	$17,256	$(2,417)	$261,735

The accompanying notes are an integral part of these consolidated financial statements.

MARKETAXESS HOLDINGS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2012	2011
	(In thousands)
Cash flows from operating activities
Net income	$26,122	$22,717
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,815	3,189
Stock-based compensation expense	4,028	3,099
Deferred taxes	2,619	9,777
Provision for bad debts	446	(122)
Other	471	—
Changes in operating assets and liabilities
Decrease (increase) in accounts receivable	2,515	(8,690)
(Increase) in prepaid expenses and other assets	(5,241)	(4,378)
(Decrease) in accrued employee compensation	(8,922)	(5,860)
(Decrease) in deferred revenue	(200)	(128)
Increase (decrease) in accounts payable, accrued expenses and other liabilities	242	(195)

Net cash provided by operating activities	25,895	19,409

Cash flows from investing activities
Securities available-for-sale:
Proceeds from sales	13,577	—
Proceeds from maturities	11,423	9,873
Purchases	(6,376)	(12,556)
Securities and cash provided as collateral	(9)	(25)
Purchases of furniture, equipment and leasehold improvements	(1,044)	(1,516)
Capitalization of software development costs	(2,558)	(1,790)

Net cash provided by (used in) investing activities	15,013	(6,014)

Cash flows from financing activities
Cash dividend on common stock	(8,282)	(6,804)
Exercise of stock options	5,428	6,243
Withholding tax payments on restricted stock vesting and stock option exercises	(20,003)	(4,320)
Excess tax benefits from stock-based compensation	13,681	2,934
Repurchase of common stock	(71,143)	—
Other	(146)	(137)

Net cash (used in) financing activities	(80,465)	(2,084)

Effect of exchange rate changes on cash and cash equivalents	(468)	(537)

Cash and cash equivalents
Net (decrease) increase for the period	(40,025)	10,774
Beginning of year	169,620	124,994

End of period	$129,595	$135,768

Supplemental cash flow information
Cash paid during the period:
Cash paid for income taxes	$6,936	$5,980
Non-cash activity:
Conversion of Series B Preferred Stock to common stock	$—	$30,315
Conversion of common stock non-voting to common stock voting	$15,880	$—

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

The Company assesses whether an other-than-temporary impairment loss on the investments has occurred due to declines in fair value or other market conditions. The portion of an other-than-temporary impairment related to credit loss is recorded as a charge in the Consolidated Statements of Operations. The remainder is recognized in accumulated other comprehensive loss if the Company does not intend to sell the security and it is more likely than not that the Company will not be required to sell the security prior to recovery. No charges for other-than-temporary losses were recorded during the three months ended June 30, 2012 and 2011.

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

Revenues from contracts for technology integration consulting services are recognized on the percentage-of-completion method. Percentage-of-completion accounting involves calculating the percentage of services provided during the reporting period compared to the total estimated services to be provided over the duration of the contract. If estimates indicate that a contract loss will occur, a loss provision is recorded in the period in which the loss first becomes probable and reasonably estimable. Contract losses are determined to be the amount by which the estimated direct and indirect costs of the contract exceed the estimated total revenues that will be generated by the contract. There were no contract loss provisions recorded as of June 30, 2012 and 2011. Revenues recognized in excess of billings are recorded as unbilled services within other assets. Billings in excess of revenues recognized are recorded as deferred revenues until revenue recognition criteria are met.

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

Recent Accounting Pronouncements

In 2011, the Financial Accounting Standards Board (“FASB”) issued new accounting guidance that simplifies goodwill impairment tests. The new guidance states that a “qualitative” assessment may be performed to determine whether further impairment testing is necessary. This accounting standard is effective for fiscal years beginning on or after December 15, 2011. The Company adopted the new guidance effective January 1, 2012 and there was no impact on the Company’s Consolidated Financial Statements.

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

3. Net Capital Requirements and Customer Protection Requirements

MarketAxess Corporation, a U.S. subsidiary, is a registered broker-dealer with the SEC and is a member of the Financial Industry Regulatory Authority (“FINRA”). MarketAxess Corporation claims exemption from SEC Rule 15c3-3, as it does not hold customer securities or funds on account, as defined. Pursuant to the Uniform Net Capital Rule under the Securities Exchange Act of 1934, MarketAxess Corporation is required to maintain minimum net capital, as defined, equal to the greater of $100,000 or 6 2/3% of aggregate indebtedness. MarketAxess Europe Limited, a U.K. subsidiary, is registered as a Multilateral Trading Facility dealer with the Financial Services Authority (“FSA”) in the U.K. MarketAxess Canada Limited, a Canadian subsidiary, is registered as an Alternative Trading System dealer under the Securities Act of Ontario and is a member of the Investment Industry Regulatory Organization of Canada. MarketAxess Europe Limited and MarketAxess Canada Limited are subject to certain financial resource requirements of the FSA and the Ontario Securities Commission, respectively. The following table sets forth the capital requirements, as defined, that the Company’s subsidiaries were required to maintain as of June 30, 2012:

	MarketAxess	MarketAxess	MarketAxess
	Corporation	Europe Limited	Canada Limited
	(In thousands)
Net capital	$66,293	$28,001	$406
Minimum net capital required	1,619	3,212	271

Excess net capital	$64,674	$24,789	$135

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

	Level 1	Level 2	Level 3	Total
	(In thousands)
As of June 30, 2012
Money market funds	$106,329	$—	$—	$106,329
Securities available-for-sale:
U.S. government obligations	—	41,501	—	41,501
Municipal securities	—	15,072	—	15,072
Corporate bonds	—	2,019	—	2,019
Foreign currency forward position	—	(181)	—	(181)

	$106,329	$58,411	$—	$164,740

As of December 31, 2011
Money market funds	$111,256	$—	$—	$111,256
Securities available-for-sale:
U.S. government obligations	—	55,460	—	55,460
Municipal securities	—	20,612	—	20,612
Corporate bonds	—	2,038	—	2,038
Foreign currency forward position	—	155	—	155

	$111,256	$78,265	$—	$189,521

Securities classified within Level 2 were valued using a market approach utilizing prices and other relevant information generated by market transactions involving comparable assets. The foreign currency forward contract is classified within Level 2 as the valuation inputs are based on quoted market prices. There were no financial assets classified within Level 3 during 2012 and 2011.

The Company enters into foreign currency forward contracts to hedge the exposure to variability in foreign currency cash flows resulting from the net investment in the Company’s U.K. subsidiary. The Company assesses each foreign currency forward contract to ensure that it is highly effective at reducing the exposure being hedged. The Company designates each foreign currency forward contract as a hedge, assesses the risk management objective and strategy, including identification of the hedging instrument, the hedged item and the risk exposure and how effectiveness is to be assessed prospectively and retrospectively. These hedges are for a one-month period and are used to limit exposure to foreign currency exchange rate fluctuations. The gross and net fair value liability of $0.2 million as of June 30, 2012 is included in accounts payable and the gross and net fair value asset of $0.2 million as of December 31, 2011 is included in other assets in the Consolidated Statements of Financial Condition. Gains or losses on foreign currency forward contracts designated as hedges are included in accumulated other comprehensive loss in the Consolidated Statements of Financial Condition. A summary of the foreign currency forward contracts is as follows:

	As of
	June 30, 2012	December 31, 2011
	(In thousands)
Notional value	$28,353	$28,671
Fair value of notional	28,534	28,516

Gross and net fair value (liability) asset	$(181)	$155

The following is a summary of the Company’s securities available-for-sale:

		Gross	Gross	Estimated
	Amortized	unrealized	unrealized	fair
	cost	gains	losses	value
	(In thousands)
As of June 30, 2012
U.S. government obligations	$40,294	$1,207	$—	$41,501
Municipal securities	15,070	5	(3)	15,072
Corporate bonds	2,014	5	—	2,019

Total securities available-for-sale	$57,378	$1,217	$(3)	$58,592

As of December 31, 2011
U.S. government obligations	$53,832	$1,628	$—	$55,460
Municipal securities	20,613	7	(8)	20,612
Corporate bonds	2,028	10	—	2,038

Total securities available-for-sale	$76,473	$1,645	$(8)	$78,110

The following table summarizes the contractual maturities of securities available-for-sale:

	As of
	June 30, 2012	December 31, 2011
	(In thousands)
Less than one year	$12,499	$31,554
Due in 1—5 years	46,093	46,556

Total securities available-for-sale	$58,592	$78,110

Proceeds from the sales and maturities of securities available-for-sale during the six months ended June 30, 2012 and 2011 were $25.0 million and $9.9 million, respectively.

The following table provides fair values and unrealized losses on securities available-for-sale and by the aging of the securities’ continuous unrealized loss position:

	Less than Twelve Months		Twelve Months or More		Total
	Estimated fair value	Gross unrealized losses	Estimated fair value	Gross unrealized losses	Estimated fair value	Gross unrealized losses
	(In thousands)
As of June 30, 2012
U.S. government obligations	$—	$—	$—	$—	$—	$—
Municipal securities	6,949	(3)	—	—	6,949	(3)
Corporate bonds	—	—	—	—	—	—

Total securities available-for-sale	$6,949	$(3)	$—	$—	$6,949	$(3)

As of December 31, 2011
U.S. government obligations	$—	$—	$—	$—	$—	$—
Municipal securities	9,529	(8)	—	—	9,529	(8)
Corporate bonds	—	—	—	—	—	—

Total securities available-for-sale	$9,529	$(8)	$—	$—	$9,529	$(8)

5. Goodwill and Intangible Assets

Goodwill was $31.8 million as of both June 30, 2012 and December 31, 2011. Intangible assets that are subject to amortization, including the related accumulated amortization, are comprised of the following:

	June 30, 2012			December 31, 2011
	Cost	Accumulated Amortization	Net Carrying Amount	Cost	Accumulated Amortization	Net Carrying Amount
	(In thousands)
Technology	$4,010	$(3,552)	$459	$4,010	$(3,202)	$808
Customer relationships	3,530	(2,181)	1,349	3,530	(1,999)	1,531
Non-competition agreements	1,260	(1,088)	172	1,260	(962)	298
Tradenames	590	(519)	71	590	(467)	123

Total	$9,390	$(7,340)	$2,050	$9,390	$(6,630)	$2,760

Amortization expense associated with identifiable intangible assets was $0.7 million for both the six months ended June 30, 2012 and 2011. Estimated total amortization expense is $1.4 million for 2012, $0.5 million for 2013, $0.3 million for 2014 and $0.2 million for both 2015 and 2016.

6. Income Taxes

The provision for income taxes consists of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(In thousands)
Current:
Federal	$(2,554)	$—	$1,011	$—
State and local	(298)	1,674	872	1,920
Foreign	(31)	713	(121)	507

Total current provision	(2,883)	2,387	1,762	2,427

Deferred:
Federal	9,473	4,905	13,018	9,365
State and local	2,120	1,168	2,992	2,952
Foreign	(139)	(492)	54	110

Total deferred provision	11,454	5,581	16,064	12,427

Provision for income taxes	$8,571	$7,968	$17,826	$14,854

The following is a summary of the Company’s net deferred tax assets:

	As of
	June 30, 2012	December 31, 2011
	(In thousands)
Deferred tax assets and liabilities	$6,112	$8,376
Valuation allowance	(290)	(287)

Deferred tax assets, net	$5,822	$8,089

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

As of
December 31,
2011
(In thousands)
Cash and cash equivalents	$156,982
Securities and cash provided as collateral	550
Accounts receivable	2,255
Accounts payable	86

	Six Months Ended June 30,
	2012	2011
	(In thousands)
Commissions	$1,480	$3,223
Technology products and services	35	45
Information and user access fees	24	93
Investment income	20	47
Other income	11	33
General and administrative	7	40

8. Stock-Based Compensation Plans

Stock-based compensation expense for the three and six months ended June 30, 2012 and 2011 was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(In thousands)
Employee:
Restricted stock and performance shares	$1,806	$860	$3,474	$2,682
Stock options	161	(168)	306	127

	1,967	692	3,780	2,809

Non-employee directors:
Restricted stock	99	117	248	290

Total stock-based compensation	$2,066	$809	$4,028	$3,099

The Company records stock-based compensation for employees in employee compensation and benefits and for non-employee directors in general and administrative expenses in the Consolidated Statements of Operations. In conjunction with the June 2011 resignation of the Company’s President, unvested stock options, restricted stock and performance shares were canceled and the previously recorded expense amounting to $1.4 million was reversed.

During the six months ended June 30, 2012, the Company granted to employees a total of 183,988 shares of restricted stock or restricted stock units, performance-based shares with an expected pay-out at target of 44,843 shares of common stock and 375 options to purchase shares of common stock. The fair value of the restricted stock and performance-based share awards was based on a weighted-average grant date fair value per share of $31.03 and $30.64, respectively. Based on the Black-Scholes option pricing model, the weighted-average fair value for each option granted was $11.99 per share. As of June 30, 2012, the total unrecognized compensation costs related to non-vested awards was $15.2 million. That cost is expected to be recognized over a weighted-average period of 2.4 years.

9. Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per common share.

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(In thousands, except per share amounts)
Net income	$12,629	$11,937	$26,122	$22,717

Common stock - voting	36,128	34,176	35,702	34,049
Common stock - non-voting	—	2,586	829	2,586

Basic weighted average shares outstanding	36,128	36,762	36,531	36,635

Basic earnings per share	$0.35	$0.32	$0.72	$0.62

Weighted average shares outstanding	36,128	36,762	36,531	36,635
Effect of dilutive shares:
Stock options and restricted stock	1,312	2,329	1,536	2,376
Warrants	—	399	—	385

Diluted weighted average shares outstanding	37,440	39,490	38,067	39,396

Diluted earnings per share	$0.34	$0.30	$0.69	$0.58

Stock options and restricted stock totaling zero and 0.3 million shares for the three months ended June 30, 2012 and 2011, respectively, and 0.2 million shares and 0.3 million shares for the six months ended June 30, 2012 and 2011, respectively, were excluded from the computation of diluted earnings per share because their effect would have been antidilutive. The computation of diluted shares can vary among periods due, in part, to the change in the average price of the Company’s common stock.

10. Commitments and Contingencies

The Company leases office space and equipment under non-cancelable lease agreements expiring at various dates through 2022. Office space leases are subject to escalation based on certain costs incurred by the landlord. Minimum rental commitments as of June 30, 2012 under such operating and capital leases were as follows:

	Operating Leases	Capital Leases
	(In thousands)
Remainder of 2012	$904	$168
2013	1,791	322
2014	1,757	42
2015	2,016	—
2016	2,029	—
2017 and thereafter	10,166	—

Minimum lease payments	18,663	532
Less amount representing interest	—	31

	$18,663	$501

Rental expense was $1.3 million and $1.2 million for the six months ended June 30, 2012 and 2011, respectively, and is included in occupancy expense in the Consolidated Statements of Operations. Rental expense has been recorded based on the total minimum lease payments after giving effect to rent abatement and concessions, which are being amortized on a straight-line basis over the life of the lease. The Company is contingently obligated for standby letters of credit amounting to $1.7 million that were issued to landlords for office space.

In 2008, the Company assigned the lease agreement on a leased property to a third party. The Company is contingently liable should the assignee default on future lease obligations through the November 2015 lease termination date. The aggregate amount of future lease obligations under this arrangement was $1.2 million as of June 30, 2012.

The Company, through two regulated subsidiaries, executes certain bond transactions between and among institutional investor and broker-dealer clients on a riskless principal basis by serving as counterparty to both the buyer and the seller in matching back-to-back trades, which are then settled through a third-party clearing organization. The Company acts as intermediary on a riskless principal basis in these bond transactions by serving as counterparty to the two clients involved. Settlement typically occurs within one to three trading days after the trade date. Cash settlement of the transaction occurs upon receipt or delivery of the underlying instrument that was traded. Under securities clearing agreements with the independent third party, the Company maintains a collateral deposit with the clearing broker in the form of cash. As of June 30, 2012, the amount of the collateral deposit included in prepaid expenses and other assets in the Consolidated Statements of Financial Condition was $0.9 million. The Company is exposed to credit risk in the event a counterparty does not fulfill its obligation to complete a transaction. Pursuant to the terms of the securities clearing agreements between the Company and the independent clearing broker, the clearing broker has the right to charge the Company for losses resulting from a counterparty’s failure to fulfill its contractual obligations. The losses are not capped at a maximum amount and apply to all trades executed through the clearing broker. At June 30, 2012, the Company had not recorded any liabilities with regard to this right.

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

11. Customer Concentration

During both the six months ended June 30, 2012 and 2011, no single client accounted for more than 10% of total revenue. One client accounted for 13.9% and 15.7% of trading volumes during the six months ended June 30, 2012 and 2011, respectively.

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

13. Share Repurchases

In October 2011, the Board of Directors authorized a share repurchase program for up to $35.0 million of the Company’s common stock. As of June 30, 2012, the Company repurchased 820,894 shares of common stock at a cost of $25.2 million. Shares repurchased under the program will be held in treasury for future use.

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

Executive Overview

MarketAxess operates a leading electronic trading platform that allows investment industry professionals to efficiently trade corporate bonds and other types of fixed-income instruments. Our over 900 active institutional investor clients (firms that executed at least one trade in U.S. or European fixed-income securities through our electronic trading platform between July 2011 and June 2012) include investment advisers, mutual funds, insurance companies, public and private pension funds, bank portfolios, broker-dealers and hedge funds. Our 87 broker-dealer market-maker clients provide liquidity on the platform and include most of the leading broker-dealers in global fixed-income trading. The Company also executes certain bond transactions between and among institutional investor and broker-dealer clients on a riskless principal basis by serving as counterparty to both the buyer and the seller in matching back-to-back trades, which then settle through a third-party clearing organization. Through our Corporate BondTicker™ service, we provide fixed-income market data, analytics and compliance tools that help our clients make trading decisions. In addition, we provide FIX (Financial Information eXchange) message management tools, connectivity solutions and ancillary technology services that facilitate the electronic communication of order information between trading counterparties. Our revenues are primarily generated from the trading of U.S. high-grade corporate bonds.

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

In July 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) was signed into law. U.S. financial regulators are in the midst of an intense period of rulemaking that is required to implement the provisions of the Dodd-Frank Act, and market participants will need to make strategic decisions in an environment of regulatory uncertainty. Among the most significant aspects of the derivatives section of the Dodd-Frank Act are mandatory clearing of certain derivatives transactions (“swaps”) through regulated central clearing organizations and mandatory trading of those swaps through either regulated exchanges or swap execution facilities, in each case, subject to certain key exceptions. As with other parts of the Dodd-Frank Act, many of the details of the new regulatory regime relating to swaps are left to the regulators to determine through rulemaking. While the U.S. Commodity Futures Trading Commission and SEC have adopted a number of rules that implement certain aspects of the new regulatory regime regarding the swaps market place, no assurance can be given regarding when, or whether, the remaining rules, including, among others, the rules regarding swap execution facilities and security-based swap execution facilities, will be finalized or implemented. Subject to such rulemaking, we currently expect to establish and operate a swap execution facility and/or a security-based swap execution facility.

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

Rapid Technological Changes

We must continue to enhance and improve our electronic trading platform. The electronic financial services industry is characterized by increasingly complex systems and infrastructures and new business models. Our future success will depend on our ability to enhance our existing products and services, develop and/or license new products and technologies that address the increasingly sophisticated and varied needs of our broker-dealer and institutional investor clients and prospective clients and respond to technological advances and emerging industry standards and practices on a cost-effective and timely basis. We have received a total of ten patents covering our most significant trading protocols and other aspects of our trading system technology and other patents are pending.

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

Critical Accounting Estimates

This Management’s Discussion and Analysis of Financial Condition and Results of Operations discusses our Consolidated Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the United States, also referred to as U.S. GAAP. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the reported amounts of income and expenses during the reporting periods. We base our estimates and judgments on historical experience and on various other factors that we believe are reasonable under the circumstances. Actual results may differ from these estimates under varying assumptions or conditions. Note 2 of the Notes to our Consolidated Financial Statements includes a summary of the significant accounting policies and methods used in the preparation of our Consolidated Financial Statements. There were no significant changes to our critical accounting policies and estimates during the three months ended June 30, 2012, as compared to those we disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2011.

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

Results of Operations

Three Months Ended June 30, 2012 Compared to Three Months Ended June 30, 2011

Overview

Total revenues increased by $3.0 million or 6.6% to $48.8 million for the three months ended June 30, 2012, from $45.8 million for the three months ended June 30, 2011. This increase in total revenues was primarily due to an increase in commissions of $3.6 million, offset by a decrease in technology products and services of $0.8 million.

Total expenses increased by $1.7 million or 6.7% to $27.6 million for the three months ended June 30, 2012, from $25.9 million for the three months ended June 30, 2011. This increase was primarily due to higher marketing and advertising costs of $0.5 million, depreciation and amortization of $0.3 million and technology and communication costs of $0.3 million.

Income before taxes increased by $1.3 million or 6.5% to $21.2 million for the three months ended June 30, 2012, from $19.9 million for the three months ended June 30, 2011. Net income increased by $0.7 million or 5.8% to $12.6 million for the three months ended June 30, 2012, from $11.9 million for three months ended June 30, 2011.

Revenues

Our revenues for the three months ended June 30, 2012 and 2011, and the resulting dollar and percentage changes, were as follows:

	Three Months Ended June 30,
	2012		2011
		% of		% of	$	%
	$	Revenues	$	Revenues	Change	Change
	($ in thousands)
Commissions	$42,690	87.4%	$39,076	85.3%	$3,614	9.2%
Technology products and services	3,220	6.6	3,984	8.7	(764)	(19.2)
Information and user access fees	1,790	3.7	1,719	3.8	71	4.1
Investment income	268	0.5	310	0.7	(42)	(13.5)
Other	857	1.8	702	1.5	155	22.1

Total revenues	$48,825	100.0%	$45,791	100.0%	$3,034	6.6%

Commissions. Our commission revenues for the three months ended June 30, 2012 and 2011, and the resulting dollar and percentage changes, were as follows:

	Three Months Ended June 30,
			$	%
	2012	2011	Change	Change
	($ in thousands)
Distribution fees
U.S. high-grade	$11,946	$11,941	$5	0.0%
Eurobond	2,329	3,659	(1,330)	(36.3)

Total distribution fees	14,275	15,600	(1,325)	(8.5)
Variable transaction fees
U.S. high-grade	18,358	14,889	3,469	23.3
Eurobond	577	947	(370)	(39.1)
Other	9,480	7,640	1,840	24.1

Total variable transaction fees	28,415	23,476	4,939	21.0

Total commissions	$42,690	$39,076	$3,614	9.2%

U.S. high-grade distribution fees were $11.9 million for both the three months ended June 30, 2012 and June 30, 2011.

Due in part to the continuing sovereign debt concerns and the competitive environment in Europe, trading volume in our Eurobond product significantly decreased in 2011 and 2012. Monthly distribution fees paid by most of our European broker-dealer market makers were reduced effective March 1, 2012, but the dealer variable fee schedule remained unchanged. Several additional European broker-dealer market makers remain on the original fee plan and may move to the new fee plan in the future.

The following table shows the extent to which the increase in commissions for the three months ended June 30, 2012 was attributable to changes in transaction volumes, variable transaction fees per million and monthly distribution fees:

	Change from Three Months Ended June 30, 2011
	U.S.
	High-Grade	Eurobond	Other	Total
	(In thousands)
Volume increase (decrease)	$1,798	$(209)	$772	$2,361
Variable transaction fee per million increase (decrease)	1,671	(161)	1,068	2,578
Monthly distribution fees increase (decrease)	5	(1,330)	—	(1,325)

Total commissions increase (decrease)	$3,474	$(1,700)	$1,840	$3,614

Our trading volumes for the three months ended June 30, 2012 and 2011 were as follows:

	Three Months Ended June 30,
			$	%
	2012	2011	Change	Change
Trading Volume Data (in millions)
U.S. high-grade—fixed rate	$87,686	$77,077	$10,609	13.8%
U.S. high-grade—floating rate	2,984	3,825	(841)	(22.0)

Total U.S. high-grade	90,670	80,902	9,768	12.1
Eurobond	7,793	9,998	(2,205)	(22.1)
Other	46,313	42,061	4,252	10.1

Total	$144,776	$132,961	$11,815	8.9%

Number of U.S. Trading Days	63	63
Number of U.K. Trading Days	60	60

For volume reporting purposes, transactions in foreign currencies are converted to U.S. dollars at average monthly rates. The 12.1% increase in U.S. high-grade volume was principally due to an increase in the Company’s estimated market share of total U.S. high-grade corporate bond volume as reported by FINRA TRACE from 11.1% for the three months ended June 30, 2011 to 12.4% for the three months ended June 30, 2012. Estimated FINRA TRACE U.S. high-grade volume was up slightly to $731.4 billion for the three months ended June 30, 2012 from $729.8 billion for the three months ended June 30, 2011. Eurobond volumes decreased by 22.1% for the three months ended June 30, 2012 compared to the three months ended June 30, 2011 due, in part, to unfavorable market conditions in the European region. Other volume increased by 10.1% for the three months ended June 30, 2012 compared to the three months ended June 30, 2011, primarily due to higher emerging markets and high-yield bond volumes.

Our average variable transaction fee per million for the three months ended June 30, 2012 and 2011 was as follows:

	Three Months Ended June 30,
	2012	2011
Average Variable Transaction Fee Per Million
U.S. high-grade—fixed rate	$208	$192
U.S. high-grade—floating rate	28	22
Total U.S. high-grade	202	184
Eurobond	74	95
Other	205	182
Total	196	177

The U.S. high-grade average variable transaction fee per million increased from $184 for the three months ended June 30, 2011 to $202 for the three months ended June 30, 2012. The change was primarily due to an increase in the duration of bonds traded. Other average variable transaction fees per million increased from $182 for the three months ended June 30, 2011 to $205 for the three months ended June 30, 2012, primarily due to a larger percentage of Other volume in products that carry higher fees per million, principally emerging markets and high yield bonds.

Technology Products and Services. Technology products and services revenues decreased by $0.8 million or 19.2% to $3.2 million for the three months ended June 30, 2012, from $4.0 million for the three months ended June 30, 2011. The decrease was primarily a result of lower professional service fees.

Information and User Access Fees. Information and user access fees increased by $0.1 million or 4.1% to $1.8 million for the three months ended June 30, 2012, from $1.7 million for the three months ended June 30, 2011.

Investment Income. Investment income was $0.3 million for both the three months ended June 30, 2012 and 2011.

Other. Other revenues increased by $0.2 or 22.1% to $0.9 million for the three months ended June 30, 2012, from $0.7 million for the three months ended June 30, 2011.

Expenses

Our expenses for the three months ended June 30, 2012 and 2011, and the resulting dollar and percentage changes were as follows:

	Three Months Ended June 30,
	2012		2011
		% of		% of	$	%
	$	Revenues	$	Revenues	Change	Change
	($ in thousands)
Employee compensation and benefits	$15,305	31.3%	$15,104	33.0%	$201	1.3%
Depreciation and amortization	1,961	4.0	1,627	3.6	334	20.5
Technology and communications	3,015	6.2	2,724	5.9	291	10.7
Professional and consulting fees	2,837	5.8	2,665	5.8	172	6.5
Occupancy	757	1.6	708	1.5	49	6.9
Marketing and advertising	1,732	3.5	1,248	2.7	484	38.8
General and administrative	2,018	4.1	1,810	4.0	208	11.5

Total expenses	$27,625	56.6%	$25,886	56.5%	$1,739	6.7%

Employee Compensation and Benefits. Employee compensation and benefits increased by $0.2 million or 1.3% to $15.3 million for the three months ended June 30, 2012, from $15.1 million for the three months ended June 30, 2011. This increase was primarily attributable to an increase in stock-based compensation expense of $1.3 million, offset by lower incentive compensation of $1.3 million. In conjunction with the June 2011 resignation of the Company’s President, unvested stock options, restricted stock and performance shares were canceled and the previously recorded expense amounting to $1.4 million was reversed.

Depreciation and Amortization. Depreciation and amortization increased by $0.3 million or 20.5% to $2.0 million for the three months ended June 30, 2012, from $1.6 million for the three months ended June 30, 2011. The increase is principally due to higher amortization of software development costs resulting from increased product development. For the three months ended June 30, 2012 and 2011, $0.4 million and $1.0 million, respectively, of leasehold improvements and equipment purchases and $1.3 million and $0.9 million, respectively, of software development costs were capitalized.

Technology and Communications. Technology and communications expenses increased by $0.3 million or 10.7% to $3.0 million for the three months ended June 30, 2012 from $2.7 million for the three months ended June 30, 2011. The increase was primarily attributable to higher market data and telecommunication fees.

Professional and Consulting Fees. Professional and consulting fees increased by $0.2 million or 6.5% to $2.8 million for the three months ended June 30, 2012, from $2.7 million for the three months ended June 30, 2011.

Occupancy. Occupancy costs were up slightly to $0.8 million for the three months ended June 30, 2012 from $0.7 for the three months ended June 30, 2011.

Marketing and Advertising. Marketing and advertising expenses increased by $0.5 million or 38.8% to $1.7 million for the three months ended June 30, 2012, from $1.2 million for the three months ended June 30, 2011. The increase was principally due to higher advertising and public relations costs associated with our credit default swaps trading capabilities.

General and Administrative. General and administrative expenses increased by $0.2 million or 11.5% to $2.0 million for the three months ended June 30, 2012, from $1.8 million for the three months ended June 30, 2011. The increase in general and administrative expenses was primarily attributable to a higher provision for doubtful accounts of $0.2 million.

Provision for Income Tax. For the three months ended June 30, 2012 and 2011, an income tax provision of $8.6 million and $8.0 million, respectively, were recorded. The increase in the tax provision was primarily attributable to the $1.3 million increase in pre-tax income for the period.

Our consolidated effective tax rate for the three months ended June 30, 2012 was 40.4%, compared to 40.0% for the three months ended June 30, 2011. Our consolidated effective tax rate can vary from period to period depending on, among other factors, the geographic and business mix of our earnings and changes in tax legislation and tax rates.

Six Months Ended June 30, 2012 Compared to Six Months Ended June 30, 2011

Overview

Total revenues increased by $10.2 million or 11.4% to $99.6 million for the six months ended June 30, 2012, from $89.4 million for the six months ended June 30, 2011. This increase in total revenues was primarily due to an increase in commissions of $10.7 million, offset by a decrease in technology products and services of $1.0 million.

Total expenses increased by $3.8 million or 7.3% to $55.6 million for the six months ended June 30, 2012, from $51.8 million for the six months ended June 30, 2011. This increase was primarily due to higher general and administrative expense of $1.3 million, marketing and advertising costs of $1.0 million, technology and communication costs of $0.7 million and depreciation and amortization of $0.6 million.

Income before taxes increased by $6.4 million or 17.0% to $43.9 million for the six months ended June 30, 2012, from $37.6 million for the six months ended June 30, 2011. Net income increased by $3.0 million or 15.0% to $26.1 million for the six months ended June 30, 2012, from $22.7 million for six months ended June 30, 2011.

Revenues

Our revenues for the six months ended June 30, 2012 and 2011, and the resulting dollar and percentage changes, were as follows:

	Six Months Ended June 30,
	2012		2011
		% of		% of	$	%
	$	Revenues	$	Revenues	Change	Change
	($ in thousands)
Commissions	$87,592	88.0%	$76,861	86.0%	$10,731	14.0%
Technology products and services	6,128	6.2	7,092	7.9	(964)	(13.6)
Information and user access fees	3,661	3.7	3,408	3.8	253	7.4
Investment income	571	0.6	609	0.7	(38)	(6.2)
Other	1,608	1.6	1,430	1.6	178	12.4

Total revenues	$99,560	100.0%	$89,400	100.0%	$10,160	11.4%

Commissions. Our commission revenues for the six months ended June 30, 2012 and 2011, and the resulting dollar and percentage changes, were as follows:

	Six Months Ended June 30,
			$	%
	2012	2011	Change	Change
	($ in thousands)
Distribution fees
U.S. high-grade	$25,104	$23,651	$1,453	6.1%
Eurobond	5,233	7,134	(1,901)	(26.6)

Total distribution fees	30,337	30,785	(448)	(1.5)
Variable transaction fees
U.S. high-grade	36,869	29,557	7,312	24.7
Eurobond	1,407	2,089	(682)	(32.6)
Other	18,979	14,430	4,549	31.5

Total variable transaction fees	57,255	46,076	11,179	24.3

Total commissions	$87,592	$76,861	$10,731	14.0%

U.S. high-grade distribution fees increased by $1.5 million for the six months ended June 30, 2012 compared to the six months ended June 30, 2011 principally due to the migration of several broker-dealer market makers from an all-variable plan to a plan that incorporates a combination of a monthly distribution fee and variable transaction fees.

Eurobond distribution fees decreased by $1.9 million for the six months ended June 30, 2012 compared to the six months ended June 30, 2011 principally due to the reduction in monthly distribution fees paid by most of our European broker-dealer market makers effective March 1, 2012.

The following table shows the extent to which the increase in commissions for the six months ended June 30, 2012 was attributable to changes in transaction volumes, variable transaction fees per million and monthly distribution fees:

	Change from Six Months Ended June 30, 2011
	U.S. High-Grade	Eurobond	Other	Total
	(In thousands)
Volume increase (decrease)	$4,072	$(77)	$2,239	$5,950
Variable transaction fee per million increase (decrease)	3,240	(605)	2,310	5,229
Monthly distribution fees increase (decrease)	1,453	(1,901)	—	(448)

Total commissions increase (decrease)	$8,765	$(2,583)	$4,549	$10,731

Our trading volumes for the six months ended June 30, 2012 and 2011 were as follows:

	Six Months Ended June 30,
			$	%
	2012	2011	Change	Change
Trading Volume Data (in millions)
U.S. high-grade—fixed rate	$182,683	$159,344	$23,339	14.6%
U.S. high-grade—floating rate	6,309	6,763	(454)	(6.7)

Total U.S. high-grade	188,992	166,107	22,885	13.8
Eurobond	20,527	21,311	(784)	(3.7)
Other	93,247	80,722	12,525	15.5

Total	$302,766	$268,140	$34,626	12.9%

Number of U.S. Trading Days	125	125
Number of U.K. Trading Days	124	123

For volume reporting purposes, transactions in foreign currencies are converted to U.S. dollars at average monthly rates. The 13.8% increase in U.S. high-grade volume was principally due to an increase in the Company’s estimated market share of total U.S. high-grade corporate bond volume as reported by FINRA TRACE from 10.4% for the six months ended June 30, 2011 to 11.8% for the six months ended June 30, 2012. Estimated FINRA TRACE U.S. high-grade volume was up slightly to $1.60 trillion for the six months ended June 30, 2012 from $1.59 trillion for the six months ended June 30, 2011. Eurobond volumes decreased by 3.7% for the six months ended June 30, 2012 compared to the six months ended June 30, 2011 due, in part, to unfavorable market conditions in the European region. Other volume increased by 15.5% for the six months ended June 30, 2012 compared to the six months ended June 30, 2011, primarily due to higher emerging markets and high-yield bond volumes.

Our average variable transaction fee per million for the six months ended June 30, 2012 and 2011 was as follows:

	Six Months Ended June 30,
	2012	2011
Average Variable Transaction Fee Per Million
U.S. high-grade—fixed rate	$201	$185
U.S. high-grade—floating rate	26	20
Total U.S. high-grade	195	178
Eurobond	69	98
Other	204	179
Total	189	172

The U.S. high-grade average variable transaction fee per million increased from $178 for the six months ended June 30, 2011 to $195 for the six months ended June 30, 2012. The change was primarily due to an increase in the duration of bonds traded. The Eurobond average variable transaction fee per million decreased from $98 for the six months ended June 30, 2011 to $69 for the six months ended June 30, 2012. During the first quarter of 2012, the monthly distribution fees paid by most European broker-dealer market makers were reduced. In connection with this change, variable fees for Eurobond credit trading were waived for one-month prior to the implementation of the new distribution fee plan. Other average variable transaction fees per million increased from $179 for the six months ended June 30, 2011 to $204 for the six months ended June 30, 2012, primarily due to a larger percentage of Other volume in products that carry higher fees per million, principally emerging markets and high yield bonds.

Technology Products and Services. Technology products and services revenues decreased by $1.0 million or 13.6% to $6.1 million for the six months ended June 30, 2012, from $7.1 million for the six months ended June 30, 2011. The decrease was primarily a result of lower professional consulting and software license fees.

Information and User Access Fees. Information and user access fees increased by $0.3 million or 7.4% to $3.7 million for the six months ended June 30, 2012, from $3.4 million for the six months ended June 30, 2011.

Investment Income. Investment income was $0.6 million for both the six months ended June 30, 2012 and 2011.

Other. Other revenues increased by $0.2 million or 12.4% to $1.6 million for the six months ended June 30, 2012, from $1.4 million for the six months ended June 30, 2011.

Expenses

Our expenses for the six months ended June 30, 2012 and 2011, and the resulting dollar and percentage changes were as follows:

	Six Months Ended June 30,
	2012		2011
		% of		% of	$	%
	$	Revenues	$	Revenues	Change	Change
	($ in thousands)
Employee compensation and benefits	$31,146	31.3%	$31,372	35.1%	$(226)	(0.7)%
Depreciation and amortization	3,815	3.8	3,189	3.6	626	19.6
Technology and communications	5,970	6.0	5,224	5.8	746	14.3
Professional and consulting fees	5,861	5.9	5,537	6.2	324	5.9
Occupancy	1,516	1.5	1,474	1.6	42	2.8
Marketing and advertising	3,179	3.2	2,222	2.5	957	43.1
General and administrative	4,125	4.1	2,811	3.1	1,314	46.7

Total expenses	$55,612	55.9%	$51,829	58.0%	$3,783	7.3%

Employee Compensation and Benefits. Employee compensation and benefits decreased by $0.2 million or 0.7% to $31.1 million for the six months ended June 30, 2012, from $31.4 million for the six months ended June 30, 2011. The decrease was primarily attributable to lower incentive compensation of $1.5 million, offset by an increase in stock-based compensation expense of $1.0 million. In conjunction with the June 2011 resignation of the Company’s President, unvested stock options, restricted stock and performance shares were canceled and the previously recorded expense amounting to $1.4 million was reversed.

Depreciation and Amortization. Depreciation and amortization increased by $0.6 million or 19.6% to $3.8 million for the six months ended June 30, 2012, from $3.2 million for the six months ended June 30, 2011. The increase is principally due to higher amortization of software development costs resulting from increased product development. For the six months ended June 30, 2012 and 2011, $1.0 million and $1.5 million, respectively, of leasehold improvements and equipment purchases and $2.6 million and $1.8 million, respectively, of software development costs were capitalized.

Technology and Communications. Technology and communications expenses increased by $0.7 million or 14.3% to $6.0 million for the six months ended June 30, 2012 from $5.2 million for the six months ended June 30, 2011. The increase was primarily attributable to higher market data and telecommunications fees.

Professional and Consulting Fees. Professional and consulting fees increased by $0.3 million or 5.9% to $5.9 million for the six months ended June 30, 2012, from $5.5 million for the six months ended June 30, 2011. The increase was primarily due to costs associated with the registered underwritten secondary public offering of 3,597,333 shares of common stock held by JPM.

Occupancy. Occupancy costs were $1.5 million for both the six months ended June 30, 2012 and 2011.

Marketing and Advertising. Marketing and advertising expenses increased by $1.0 million or 43.1% to $3.2 million for the six months ended June 30, 2012, from $2.2 million for the six months ended June 30, 2011. The increase was principally due to higher advertising and public relations costs associated with our credit default swaps trading capabilities.

General and Administrative. General and administrative expenses increased by $1.3 million or 46.7% to $4.1 million for the six months ended June 30, 2012, from $2.8 million for the six months ended June 30, 2011. During the first quarter of 2011, the Company received a $0.7 million reimbursement of previously paid sales tax. The increase in general and administrative expenses was primarily attributable to the 2011 sales tax credit coupled with a higher provision for doubtful accounts of $0.6 million.

Provision for Income Tax. For the six months ended June 30, 2012 and 2011, an income tax provision of $17.8 million and $14.9 million, respectively, were recorded. The increase in the tax provision was primarily attributable to the $6.4 million increase in pre-tax income for the period.

Our consolidated effective tax rate for the six months ended June 30, 2012 was 40.6%, compared to 39.5% for the six months ended June 30, 2011, primarily due to a decline in income from foreign operations. Our consolidated effective tax rate can vary from period to period depending on, among other factors, the geographic and business mix of our earnings and changes in tax legislation and tax rates.

Liquidity and Capital Resources

During the past three years, we have met our cash needs through cash on hand and internally generated funds. Cash and cash equivalents and securities available-for-sale totaled $188.2 million at June 30, 2012. Other than equipment-related capital lease obligations amounting to $0.5 million as of June 30, 2012, we have no long-term or short-term debt and do not maintain bank lines of credit.

Our cash flows were as follows:

	Six Months Ended June 30,
	2012	2011
	(In thousands)
Net cash provided by operating activities	$25,895	$19,409
Net cash provided by (used in) investing activities	15,013	(6,014)
Net cash (used in) financing activities	(80,465)	(2,084)
Effect of exchange rate changes on cash and cash equivalents	(468)	(537)

Net (decrease) increase for the period	$(40,025)	$10,774

Free cash flow is defined as cash flow from operating activities less expenditures for furniture, equipment and leasehold improvements and capitalized software development costs. For the 12 months ended June 30, 2012 and 2011, free cash flow was $64.4 million and $55.2 million, respectively. Free cash flow is a non-GAAP financial measure. We believe that this non-GAAP financial measure, when taken into consideration with the corresponding GAAP financial measures, is important in gaining an understanding of the Company’s financial strength and cash flow generation.

Net cash provided by operating activities was $25.9 million for the six months ended June 30, 2012 compared to $19.4 million for the six months ended June 30, 2011. The $6.5 million increase in net cash provided by operating activities was primarily due to an increase in net income of $3.4 million and a decrease in cash used for working capital of $7.6 million, offset by lower non-cash deferred income taxes of $7.2 million. During the six months ended June 30, 2012, annual year-end bonus payments were $18.2 million compared to $16.7 million for the six months ended June 30, 2011. The balance of our unrestricted U.S. net operating loss carryforward was fully utilized during 2011, which will result in an increase in cash paid for income taxes in 2012. During the six months ended June 30, 2012, cash paid for income taxes was $6.9 million compared to $6.0 million for the six months ended June 30, 2011.

Net cash provided by investing activities was $15.0 million for the six months ended June 30, 2012 compared to net cash used in investing activities of $6.0 million for the six months ended June 30, 2011. Net proceeds of securities available-for-sale were $18.6 million for the six months ended June 30, 2012 compared to net purchases of $2.7 million for the six months ended June 30, 2011. Capital expenditures were $3.6 million and $3.3 million for the six months ended June 30, 2012 and 2011, respectively.

Net cash used in financing activities was $80.5 million for the six months ended June 30, 2012 compared to net cash provided by financing activities of $2.1 million for the six months ended June 30, 2011. The $78.4 million increase in net cash used in financing activities was principally due to repurchases of the Company’s common stock of $71.1 million, an increase in withholding tax payments on restricted stock vesting and stock option exercises of $15.7 million and an increase of $1.5 million in cash dividends paid in 2012 on common stock, offset by an increase in excess tax benefits from stock-based compensation of $10.7 million.

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

We have three regulated subsidiaries, MarketAxess Corporation, MarketAxess Europe Limited and MarketAxess Canada Ltd. MarketAxess Corporation is a registered broker-dealer in the U.S., MarketAxess Europe Limited is a registered multilateral trading facility in the U.K. and MarketAxess Canada Ltd. is a registered Alternative Trading System in the Province of Ontario. As such, they are subject to minimum regulatory capital requirements imposed by their respective market regulators that are intended to ensure general financial soundness and liquidity based on certain minimum capital requirements. The relevant regulations prohibit a registrant from repaying borrowings from its parent or affiliates, paying cash dividends, making loans to its parent or affiliates or otherwise entering into transactions that result in a significant reduction in its regulatory net capital position without prior notification to or approval from its principal regulator. The capital structures of our subsidiaries are designed to provide each with capital and liquidity consistent with its business and regulatory requirements. Subject to rulemaking pursuant to the Dodd-Frank Act, we currently expect to establish and operate a swap execution facility and/or a security-based swap execution facility and we will be required to maintain an additional amount of minimum net capital in connection with such facilities. The following table sets forth the capital requirements, as defined, that the Company’s subsidiaries were required to maintain as of June 30, 2012:

	MarketAxess	MarketAxess	MarketAxess
	Corporation	Europe Limited	Canada Limited
	(In thousands)
Net capital	$66,293	$28,001	$406
Minimum net capital required	1,619	3,212	271

Excess net capital	$64,674	$24,789	$135

We execute certain bond transactions between and among institutional investor and broker-dealer clients on a riskless principal basis by serving as counterparty to both the buyer and the seller in matching back-to-back trades, which are then settled through a third-party clearing organization. We act as intermediary on a riskless principal basis in these bond transactions by serving as counterparty to the two clients involved. Settlement typically occurs within one to three trading days after the trade date. Cash settlement of the transaction occurs upon receipt or delivery of the underlying instrument that was traded. Under securities clearing agreements with the independent third party, we maintain collateral deposits with the clearing broker in the form of cash. As of June 30, 2012, the amount of the collateral deposits included in prepaid expenses and other assets in the Consolidated Statements of Financial Condition were $0.9 million. We are exposed to credit risk in the event a counterparty does not fulfill its obligation to complete a transaction. Pursuant to the terms of the securities clearing agreements between us and the independent clearing broker, the clearing broker has the right to charge us for losses resulting from a counterparty’s failure to fulfill its contractual obligations. The losses are not capped at a maximum amount and apply to all trades executed through the clearing broker. At June 30, 2012, we have not recorded any liabilities with regard to this right.

In the ordinary course of business, we enter into contracts that contain a variety of representations, warranties and general indemnifications. Our maximum exposure from any claims under these arrangements is unknown, as this would involve claims that have not yet occurred. However, based on past experience, we expect the risk of loss to be remote.

We continue to return capital to our shareholders through dividends and share repurchases. In October 2011, the Board of Directors authorized a share repurchase program for up to $35.0 million of the Company’s common stock. As of June 30, 2012, the Company repurchased 820,894 shares of common stock at a cost of $25.2 million. Shares repurchased under the program will be held in treasury for future use.

In October 2009, our Board of Directors approved our first regular quarterly dividend. The quarterly cash dividend was increased to $0.11 per share in the first quarter of 2012. In July 2012, our Board of Directors approved a quarterly cash dividend of $0.11 per share, which will be paid on August 23, 2012 to stockholders of record as of the close of business on August 9, 2012. We expect the total amount payable to be approximately $4.1 million. We expect to continue paying regular cash dividends, although there is no assurance as to such dividends. Any future declaration and payment of dividends will be at the sole discretion of our Board of Directors.

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

Contractual Obligations and Commitments

There was no significant change in our contractual obligations and commitments for the six months ended June 30, 2012.

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

As of June 30, 2012, we had a $58.6 million investment in securities available-for-sale. Adverse movements, such as a 10% decrease in the value of these securities or a downturn or disruption in the markets for these securities, could result in a substantial loss. In addition, principal gains and losses resulting from these securities could on occasion have a disproportionate effect, positive or negative, on our financial condition and results of operations for any particular reporting period.

Interest Rate Risk

Interest rate risk represents our exposure to interest rate changes with respect to the money market instruments, U.S. Treasury obligations and fixed-income securities in which we invest. As of June 30, 2012, our cash and cash equivalents and securities available-for-sale amounted to $188.2 million and were primarily in money market instruments, U.S. government obligations and municipal securities. We do not maintain an inventory of bonds that are traded on our platform.

Derivative Risk

Our limited derivative risk stems from our activities in the foreign currency forward contract market. We use this market to mitigate our U.S. dollar versus Pound Sterling exposure that arises from the activities of our U.K. subsidiary. As of June 30, 2012, the notional fair value of our foreign currency forward contract was $28.5 million. We do not speculate in any derivative instruments.

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

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures. Our management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our “disclosure controls and procedures” as that term is defined in Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of June 30, 2012. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective to ensure that information required to be disclosed by MarketAxess in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and to ensure that information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

(b) Changes in Internal Control Over Financial Reporting. There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2012 identified in connection with the evaluation thereof by our management, including the Chief Executive Officer and Chief Financial Officer, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting

PART II — Other Information

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

During the quarter ended June 30, 2012, we repurchased the following shares of common stock:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Dollar Value of Shares That May Yet Be Purchased Under the Plans
				(In thousands)
April 1, 2012 — April 30, 2012	—	$—	—	$9,837
May 1, 2012 — May 31, 2012	—	—	—	$9,837
June 1, 2012 — June 30, 2012	—	—	—	$9,837

	—	$—	—

In October 2011, the Board of Directors authorized a share repurchase program for up to $35.0 million of the Company’s common stock. As of June 30, 2012, the Company repurchased 820,894 shares of common stock at a cost of $25.2 million. No shares were repurchased under this program during the three months ended June 30, 2012. Shares repurchased under the program will be held in treasury for future use.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable

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

**    Attached as Exhibit 101 to Quarterly Report on Form 10-Q are the following materials, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Financial Condition as of June 30, 2012 and December 31, 2011; (ii) Consolidated Statements of Operations for the Three and Six Months Ended June 30, 2012 and 2011; (iii) Consolidated Statements of Comprehensive Income for the Three and Six Months ended June 30, 2012 and 2011; (iv) Consolidated Statement of Changes in Stockholders’ Equity for the Six Months Ended June 30, 2012; (v) Consolidated Statements of Cash Flows for the Three and Six Months Ended June 30, 2012 and 2011; and (vi) Notes to Consolidated Financial Statements.

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

MARKETAXESS HOLDINGS INC.

Date: July 26, 2012	By:	/s/ RICHARD M. MCVEY
Richard M. McVey
Chief Executive Officer (principal executive officer)

Date: July 26, 2012	By:	/s/ ANTONIO L. DELISE
Antonio L. DeLise
Chief Financial Officer (principal financial and accounting officer)