Form 10-Q
period 2012-09-30
MARKETAXESS HOLDINGS INC
filed 2012-11-02
CIK 1278021

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

or

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

As of November 1, 2012, the number of shares of the Registrant’s voting common stock outstanding was 37,293,525.

MARKETAXESS HOLDINGS INC.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2012

PART I — Financial Information

Item 1. Financial Statements

MARKETAXESS HOLDINGS INC.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Unaudited)

	As of
	September 30,	December 31,
	2012	2011
	(In thousands, except share and per share amounts)
ASSETS
Cash and cash equivalents	$150,101	$169,620
Securities available-for-sale, at fair value	54,181	78,110
Accounts receivable, net of allowance of $322 and $1,086 as of September 30, 2012 and December 31, 2011, respectively	33,414	36,170
Deferred tax assets, net	6,702	8,089
Goodwill and intangible assets, net of accumulated amortization	33,480	34,544
Furniture, equipment, leasehold improvements and capitalized software, net of accumulated depreciation and amortization	18,466	14,460
Prepaid expenses and other assets	8,584	8,465

Total assets	$304,928	$349,458

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Accrued employee compensation	$15,435	$19,425
Deferred revenue	5,064	5,326
Accounts payable, accrued expenses and other liabilities	12,495	12,268

Total liabilities	32,994	37,019

Commitments and Contingencies (Note 10)	—	—

Stockholders’ equity
Preferred stock, $0.001 par value, 4,855,000 shares authorized, no shares issued and outstanding as of September 30, 2012 and December 31, 2011	—	—
Series A Preferred Stock, $0.001 par value, 110,000 shares authorized, no shares issued and outstanding as of September 30, 2012 and December 31, 2011	—	—
Common stock voting, $0.003 par value, 110,000,000 shares authorized, 38,703,481 shares and 37,725,394 shares issued and 37,293,525 shares and 36,183,655 shares outstanding as of September 30, 2012 and December 31, 2011, respectively	118	113
Common stock non-voting, $0.003 par value, 10,000,000 shares authorized, no shares and 2,585,654 shares issued and outstanding as of September 30, 2012 and December 31, 2011, respectively	—	9
Additional paid-in capital	277,744	340,716
Treasury stock - Common stock voting, at cost, 1,409,956 shares and 1,541,739 shares as of September 30, 2012 and December 31, 2011, respectively	(29,743)	(25,933)
Retained earnings (deficit)	26,632	(584)
Accumulated other comprehensive loss	(2,817)	(1,882)

Total stockholders’ equity	271,934	312,439

Total liabilities and stockholders’ equity	$304,928	$349,458

The accompanying notes are an integral part of these consolidated financial statements.

MARKETAXESS HOLDINGS INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(In thousands, except per share amounts)
Revenues
Commissions	$42,379	$39,822	$129,971	$116,683
Technology products and services	2,979	3,779	9,107	10,871
Information and user access fees	1,896	1,831	5,557	5,239
Investment income	251	303	822	912
Other	752	829	2,360	2,259

Total revenues	48,257	46,564	147,817	135,964

Expenses
Employee compensation and benefits	14,636	13,707	45,782	45,079
Depreciation and amortization	2,081	1,799	5,896	4,988
Technology and communications	3,262	2,772	9,232	7,996
Professional and consulting fees	3,202	2,247	9,063	7,784
Occupancy	732	721	2,248	2,195
Marketing and advertising	1,067	1,280	4,246	3,502
General and administrative	2,068	1,742	6,193	4,553

Total expenses	27,048	24,268	82,660	76,097

Income before income taxes	21,209	22,296	65,157	59,867
Provision for income taxes	7,727	8,852	25,553	23,706

Net income	$13,482	$13,444	$39,604	$36,161

Net income per common share
Basic	$0.37	$0.36	$1.08	$0.98
Diluted	$0.36	$0.34	$1.05	$0.91

Cash dividends declared per common share	$0.11	$0.09	$0.33	$0.27

Weighted average common shares
Basic	36,500	37,126	36,521	36,798
Diluted	37,541	39,828	37,892	39,539

The accompanying notes are an integral part of these consolidated financial statements.

MARKETAXESS HOLDINGS INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(In thousands)
Net income	$13,482	$13,444	$39,604	$36,161
Cumulative translation adjustment and foreign currency exchange hedge, net of tax	(356)	(185)	(636)	(509)
Unrealized net (loss) gain on securities available-for-sale, net of tax	(44)	186	(299)	468

Comprehensive Income	$13,082	$13,445	$38,669	$36,120

The accompanying notes are an integral part of these consolidated financial statements.

MARKETAXESS HOLDINGS INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

	Common Stock Voting	Common Stock Non - Voting	Additional Paid-In Capital	Treasury Stock - Common Stock Voting	Retained Earnings (Deficit)	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	(In thousands)
Balance at December 31, 2011	$113	$9	$340,716	$(25,933)	$(584)	$(1,882)	$312,439
Net income	—	—	—	—	39,604	—	39,604
Cumulative translation adjustment and foreign currency exchange hedge, net of tax	—	—	—	—	—	(636)	(636)
Unrealized net loss on securities available-for-sale, net of tax	—	—	—	—	—	(299)	(299)
Stock-based compensation	—	—	6,184	—	—	—	6,184
Exercise of stock options	3		5,994				5,997
Withholding tax payments on restricted stock vesting and stock option exercises	—	—	(20,003)	—	—	—	(20,003)
Excess tax benefits from stock-based compensation	—	—	13,639	—	—	—	13,639
Conversion of common stock non-voting to common stock voting	2	(2)	(15,878)	15,878	—	—	—
Repurchases of common stock	—	(7)	(52,908)	(19,688)	—	—	(72,603)
Cash dividend on common stock	—	—	—	—	(12,388)	—	(12,388)

Balance at September 30, 2012	$118	$—	$277,744	$(29,743)	$26,632	$(2,817)	$271,934

The accompanying notes are an integral part of these consolidated financial statements.

MARKETAXESS HOLDINGS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2012	2011
	(In thousands)
Cash flows from operating activities
Net income	$39,604	$36,161
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,896	4,988
Stock-based compensation expense	6,184	4,997
Deferred taxes	1,958	14,496
Provision for bad debts	409	56
Other	757	—
Changes in operating assets and liabilities
Decrease (increase) in accounts receivable	2,347	(6,232)
(Increase) in prepaid expenses and other assets	(82)	(6,519)
(Decrease) in accrued employee compensation	(3,990)	(2,119)
(Decrease) increase in deferred revenue	(262)	466
Increase in accounts payable, accrued expenses and other liabilities	449	497

Net cash provided by operating activities	53,270	46,791

Cash flows from investing activities
Securities available-for-sale:
Proceeds from sales	13,577	—
Proceeds from maturities	15,463	20,845
Purchases	(6,376)	(27,719)
Securities and cash (provided) received as collateral	(37)	3,498
Purchases of furniture, equipment and leasehold improvements	(4,955)	(2,517)
Capitalization of software development costs	(3,873)	(2,898)

Net cash provided by (used in) investing activities	13,799	(8,791)

Cash flows from financing activities
Cash dividend on common stock	(12,388)	(10,236)
Exercise of stock options	5,997	4,863
Withholding tax payments on restricted stock vesting and stock option exercises	(20,003)	(4,415)
Excess tax benefits from stock-based compensation	13,639	5,473
Repurchase of common stock	(72,603)	—
Other	(222)	(206)

Net cash (used in) financing activities	(85,580)	(4,521)

Effect of exchange rate changes on cash and cash equivalents	(1,008)	(851)

Cash and cash equivalents
Net (decrease) increase for the period	(19,519)	32,628
Beginning of year	169,620	124,994

End of period	$150,101	$157,622

Supplemental cash flow information
Cash paid during the period:
Cash paid for income taxes	$10,602	$9,574

Non-cash activity:
Conversion of Series B Preferred Stock to common stock	$—	$30,315
Conversion of common stock non-voting to common stock voting	$15,880	$—

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

The Company assesses whether an other-than-temporary impairment loss on the investments has occurred due to declines in fair value or other market conditions. The portion of an other-than-temporary impairment related to credit loss is recorded as a charge in the Consolidated Statements of Operations. The remainder is recognized in accumulated other comprehensive loss if the Company does not intend to sell the security and it is more likely than not that the Company will not be required to sell the security prior to recovery. No charges for other-than-temporary losses were recorded during the nine months ended September 30, 2012 and 2011.

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

Revenues from contracts for technology integration consulting services are recognized on the percentage-of-completion method. Percentage-of-completion accounting involves calculating the percentage of services provided during the reporting period compared to the total estimated services to be provided over the duration of the contract. If estimates indicate that a contract loss will occur, a loss provision is recorded in the period in which the loss first becomes probable and reasonably estimable. Contract losses are determined to be the amount by which the estimated direct and indirect costs of the contract exceed the estimated total revenues that will be generated by the contract. There were no contract loss provisions recorded as of September 30, 2012 and 2011. Revenues recognized in excess of billings are recorded as unbilled services within other assets. Billings in excess of revenues recognized are recorded as deferred revenues until revenue recognition criteria are met.

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

3. Net Capital Requirements and Customer Protection Requirements

MarketAxess Corporation, a U.S. subsidiary, is a registered broker-dealer with the SEC and is a member of the Financial Industry Regulatory Authority (“FINRA”). MarketAxess Corporation claims exemption from SEC Rule 15c3-3, as it does not hold customer securities or funds on account, as defined. Pursuant to the Uniform Net Capital Rule under the Securities Exchange Act of 1934, MarketAxess Corporation is required to maintain minimum net capital, as defined, equal to the greater of $100,000 or 6 2/3% of aggregate indebtedness. MarketAxess Europe Limited, a U.K. subsidiary, is registered as a Multilateral Trading Facility dealer with the Financial Services Authority (“FSA”) in the U.K. MarketAxess Canada Limited, a Canadian subsidiary, is registered as an Alternative Trading System dealer under the Securities Act of Ontario and is a member of the Investment Industry Regulatory Organization of Canada. MarketAxess Europe Limited and MarketAxess Canada Limited are subject to certain financial resource requirements of the FSA and the Ontario Securities Commission, respectively. The following table sets forth the capital requirements, as defined, that the Company’s subsidiaries were required to maintain as of September 30, 2012:

	MarketAxess Corporation	MarketAxess Europe Limited	MarketAxess Canada Limited
	(In thousands)
Net capital	$75,058	$13,078	$431
Minimum net capital required	2,544	2,927	280

Excess net capital	$72,514	$10,151	$151

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

	Level 1	Level 2	Level 3	Total
	(In thousands)
As of September 30, 2012
Money market funds	$125,474	$—	$—	$125,474
Securities available-for-sale:
U.S. government obligations	—	41,376	—	41,376
Municipal securities	—	10,784	—	10,784
Corporate bonds	—	2,021	—	2,021
Foreign currency forward position	—	(47)	—	(47)

	$125,474	$54,134	$—	$179,608

As of December 31, 2011
Money market funds	$111,256	$—	$—	$111,256
Securities available-for-sale:
U.S. government obligations	—	55,460	—	55,460
Municipal securities	—	20,612	—	20,612
Corporate bonds	—	2,038	—	2,038
Foreign currency forward position	—	155	—	155

	$111,256	$78,265	$—	$189,521

Securities classified within Level 2 were valued using a market approach utilizing prices and other relevant information generated by market transactions involving comparable assets. The foreign currency forward contract is classified within Level 2 as the valuation inputs are based on quoted market prices. There were no financial assets classified within Level 3 during 2012 and 2011.

The Company enters into foreign currency forward contracts to hedge the exposure to variability in foreign currency cash flows resulting from the net investment in the Company’s U.K. subsidiary. The Company assesses each foreign currency forward contract to ensure that it is highly effective at reducing the exposure being hedged. The Company designates each foreign currency forward contract as a hedge, assesses the risk management objective and strategy, including identification of the hedging instrument, the hedged item and the risk exposure and how effectiveness is to be assessed prospectively and retrospectively. These hedges are for a one-month period and are used to limit exposure to foreign currency exchange rate fluctuations. The gross and net fair value liability of $0.1 million as of September 30, 2012 is included in accounts payable and the gross and net fair value asset of $0.2 million as of

December 31, 2011 is included in other assets in the Consolidated Statements of Financial Condition. Gains or losses on foreign currency forward contracts designated as hedges are included in accumulated other comprehensive loss in the Consolidated Statements of Financial Condition. A summary of the foreign currency forward contracts is as follows:

	As of
	September 30, 2012	December 31, 2011
	(In thousands)
Notional value	$13,346	$28,671
Fair value of notional	13,393	28,516

Gross and net fair value (liability) asset	$(47)	$155

The following is a summary of the Company’s securities available-for-sale:

	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
	(In thousands)
As of September 30, 2012
U.S. government obligations	$40,256	$1,120	$—	$41,376
Municipal securities	10,778	7	(1)	10,784
Corporate bonds	2,018	3	—	2,021

Total securities available-for-sale	$53,052	$1,130	$(1)	$54,181

As of December 31, 2011
U.S. government obligations	$53,832	$1,628	$—	$55,460
Municipal securities	20,613	7	(8)	20,612
Corporate bonds	2,028	10	—	2,038

Total securities available-for-sale	$76,473	$1,645	$(8)	$78,110

The following table summarizes the contractual maturities of securities available-for-sale:

	As of
	September 30, 2012	December 31, 2011
	(In thousands)
Less than one year	$11,272	$31,554
Due in 1 - 5 years	42,909	46,556

Total securities available-for-sale	$54,181	$78,110

Proceeds from the sales and maturities of securities available-for-sale during the nine months ended September 30, 2012 and 2011 were $29.0 million and $20.8 million, respectively.

The following table provides fair values and unrealized losses on securities available-for-sale and by the aging of the securities’ continuous unrealized loss position:

	Less than Twelve Months		Twelve Months or More		Total
	Estimated fair value	Gross unrealized losses	Estimated fair value	Gross unrealized losses	Estimated fair value	Gross unrealized losses
	(In thousands)
As of September 30, 2012
U.S. government obligations	$—	$—	$—	$—	$—	$—
Municipal securities	2,108	(1)	—	—	2,108	(1)
Corporate bonds	—	—	—	—	—	—

Total securities available-for-sale	$2,108	$(1)	$—	$—	$2,108	$(1)

As of December 31, 2011
U.S. government obligations	$—	$—	$—	$—	$—	$—
Municipal securities	9,529	(8)	—	—	9,529	(8)
Corporate bonds	—	—	—	—	—	—

Total securities available-for-sale	$9,529	$(8)	$—	$—	$9,529	$(8)

5. Goodwill and Intangible Assets

Goodwill was $31.8 million as of both September 30, 2012 and December 31, 2011. Intangible assets that are subject to amortization, including the related accumulated amortization, are comprised of the following:

	September 30, 2012			December 31, 2011
	Cost	Accumulated Amortization	Net Carrying Amount	Cost	Accumulated Amortization	Net Carrying Amount
	(In thousands)
Technology	$4,010	$(3,726)	$284	$4,010	$(3,202)	$808
Customer relationships	3,530	(2,272)	1,258	3,530	(1,999)	1,531
Non-competition agreements	1,260	(1,152)	108	1,260	(962)	298
Tradenames	590	(545)	45	590	(467)	123

Total	$9,390	$(7,695)	$1,695	$9,390	$(6,630)	$2,760

Amortization expense associated with identifiable intangible assets was $1.1 million for both the nine months ended September 30, 2012 and 2011. Estimated total amortization expense is $1.4 million for 2012, $0.5 million for 2013, $0.3 million for 2014 and $0.2 million for both 2015 and 2016.

6. Income Taxes

The provision for income taxes consists of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(In thousands)
Current:
Federal	$6,642	$26	$7,653	$26
State and local	892	1,053	1,764	2,973
Foreign	908	536	787	1,043

Total current provision	8,442	1,615	10,204	4,042

Deferred:
Federal	(271)	6,459	12,747	15,824
State and local	(392)	869	2,600	3,821
Foreign	(52)	(91)	2	19

Total deferred provision	(715)	7,237	15,349	19,664

Provision for income taxes	$7,727	$8,852	$25,553	$23,706

The following is a summary of the Company’s net deferred tax assets:

	As of
	September 30, 2012	December 31, 2011
	(In thousands)
Deferred tax assets and liabilities	$7,030	$8,376
Valuation allowance	(328)	(287)

Deferred tax assets, net	$6,702	$8,089

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

		As of December 31, 2011
		(In thousands)
Cash and cash equivalents		$156,982
Securities and cash provided as collateral		550
Accounts receivable		2,255
Accounts payable		86

	Nine Months Ended September 30,
	2012	2011
	(In thousands)
Commissions	$1,480	$5,080
Technology products and services	35	115
Information and user access fees	24	140
Investment income	20	66
Other income	11	51
General and administrative	7	60

8. Stock-Based Compensation Plans

Stock-based compensation expense for the three and nine months ended September 30, 2012 and 2011 was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(In thousands)
Employee:
Restricted stock and performance shares	$1,796	$1,627	$5,270	$4,309
Stock options	172	99	478	226

	1,968	1,726	5,748	4,535

Non-employee directors:
Restricted stock	188	172	436	462

Total stock-based compensation	$2,156	$1,898	$6,184	$4,997

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

During the nine months ended September 30, 2012, the Company granted to employees a total of 206,965 shares of restricted stock or restricted stock units, performance-based shares with an expected pay-out at target of 44,843 shares of common stock and 6,375 options to purchase shares of common stock. The fair value of the restricted stock and performance-based share awards was based on a weighted-average grant date fair value per share of $31.06 and $30.64, respectively. Based on the Black-Scholes option pricing model, the weighted-average fair value for each option granted was $12.57 per share. As of September 30, 2012, the total unrecognized compensation costs related to non-vested awards was $13.6 million. That cost is expected to be recognized over a weighted-average period of 2.1 years.

9. Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per common share.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(In thousands, except per share amounts)
Net income	$13,482	$13,444	$39,604	$36,161

Common stock - voting	36,500	34,540	35,968	34,212
Common stock - non-voting	—	2,586	553	2,586

Basic weighted average shares outstanding	36,500	37,126	36,521	36,798

Basic earnings per share	$0.37	$0.36	$1.08	$0.98

Weighted average shares outstanding	36,500	37,126	36,521	36,798
Effect of dilutive shares:
Stock options and restricted stock	1,041	439	1,371	403
Warrants	—	2,263	—	2,338

Diluted weighted average shares outstanding	37,541	39,828	37,892	39,539

Diluted earnings per share	$0.36	$0.34	$1.05	$0.91

Stock options and restricted stock totaling 6,375 shares and 206,584 shares for the three months ended September 30, 2012 and 2011, respectively, and 22,977 shares and 296,327 shares for the nine months ended September 30, 2012 and 2011, respectively, were excluded from the computation of diluted earnings per share because their effect would have been antidilutive. The computation of diluted shares can vary among periods due, in part, to the change in the average price of the Company’s common stock.

10. Commitments and Contingencies

The Company leases office space and equipment under non-cancelable lease agreements expiring at various dates through 2022. Office space leases are subject to escalation based on certain costs incurred by the landlord. Minimum rental commitments as of September 30, 2012 under such operating and capital leases were as follows:

	Operating Leases	Capital Leases
	(In thousands)
Remainder of 2012	$453	$84
2013	1,795	322
2014	1,762	42
2015	2,025	—
2016	2,038	—
2017 and thereafter	10,201	—

Minimum lease payments	18,274	448
Less amount representing interest	—	22

	$18,274	$426

Rental expense was $1.9 million and $1.8 million for the nine months ended September 30, 2012 and 2011, respectively, and is included in occupancy expense in the Consolidated Statements of Operations. Rental expense has been recorded based on the total minimum lease payments after giving effect to rent abatement and concessions, which are being amortized on a straight-line basis over the life of the lease. The Company is contingently obligated for standby letters of credit amounting to $1.5 million that were issued to landlords for office space.

In 2008, the Company assigned the lease agreement on a leased property to a third party. The Company is contingently liable should the assignee default on future lease obligations through the November 2015 lease termination date. The aggregate amount of future lease obligations under this arrangement was $1.2 million as of September 30, 2012.

The Company, through two regulated subsidiaries, executes certain bond transactions between and among institutional investor and broker-dealer clients on a riskless principal basis by serving as counterparty to both the buyer and the seller in matching back-to-back trades, which are then settled through a third-party clearing organization. The Company acts as intermediary on a riskless principal basis in these bond transactions by serving as counterparty to the two clients involved. Settlement typically occurs within one to three trading days after the trade date. Cash settlement of the transaction occurs upon receipt or delivery of the underlying instrument that was traded. Under securities clearing agreements with the independent third party, the Company maintains a collateral deposit with the clearing broker in the form of cash. As of September 30, 2012, the amount of the collateral deposit included in prepaid expenses and other assets in the Consolidated Statements of Financial Condition was $0.9 million. The Company is exposed to credit risk in the event a counterparty does not fulfill its obligation to complete a transaction. Pursuant to the terms of the securities clearing agreements between the Company and the independent clearing broker, the clearing broker has the right to charge the Company for losses resulting from a counterparty’s failure to fulfill its contractual obligations. The losses are not capped at a maximum amount and apply to all trades executed through the clearing broker. At September 30, 2012, the Company had not recorded any liabilities with regard to this right.

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

11. Customer Concentration

During both the nine months ended September 30, 2012 and 2011, no single client accounted for more than 10% of total revenue. One client accounted for 14.2% and 14.9% of trading volumes during the nine months ended September 30, 2012 and 2011, respectively.

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

13. Share Repurchases

In October 2011, the Board of Directors authorized a share repurchase program for up to $35.0 million of the Company’s common stock. As of September 30, 2012, the Company repurchased 870,139 shares of common stock at a cost of $26.6 million. Shares repurchased under the program will be held in treasury for future use.

On February 28, 2012, the Company repurchased 1,821,730 shares of the Company’s non-voting common stock from the Stockholder Broker-Dealer Client at a cost of $52.9 million. Shares repurchased from the Stockholder Broker-Dealer Client were cancelled by the Company.

14. Subsequent Event

On October 26, 2012, the Company entered into an agreement to acquire all of the outstanding shares of Xtrakter Limited (“Xtrakter”). Xtrakter is a U.K. based provider of regulatory transaction reporting, financial market data and trade matching services to the European securities markets. The pending acquisition of Xtrakter will provide the Company with an expanded set of technology solutions ahead of incoming regulatory mandates from MiFID II in Europe.

The aggregate purchase price is £26.0 million (approximately $42.0 million) in cash, plus transaction costs, and is subject to an adjustment based on the amount of closing date working capital. The purchase price will be funded from available cash on hand. Closing of the transaction is subject to satisfaction of FSA regulatory approval and other customary conditions. The Company currently expects to complete the acquisition of Xtrakter in the first quarter of 2013.

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

Executive Overview

MarketAxess operates a leading electronic trading platform that allows investment industry professionals to efficiently trade corporate bonds and other types of fixed-income instruments. Our over 900 active institutional investor clients (firms that executed at least one trade in U.S. or European fixed-income securities through our electronic trading platform between October 2011 and September 2012) include investment advisers, mutual funds, insurance companies, public and private pension funds, bank portfolios, broker-dealers and hedge funds. Our 85 broker-dealer market-maker clients provide liquidity on the platform and include most of the leading broker-dealers in global fixed-income trading. The Company also executes certain bond transactions between and among institutional investor and broker-dealer clients on a riskless principal basis by serving as counterparty to both the buyer and the seller in matching back-to-back trades, which then settle through a third-party clearing organization. Through our Corporate BondTicker™ service, we provide fixed-income market data, analytics and compliance tools that help our clients make trading decisions. In addition, we provide FIX (Financial Information eXchange) message management tools, connectivity solutions and ancillary technology services that facilitate the electronic communication of order information between trading counterparties. Our revenues are primarily generated from the trading of U.S. high-grade corporate bonds.

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

•

to continue to supplement our internal growth by entering into strategic alliances, or acquiring businesses or technologies that will enable us to enter new markets, provide new products or services, or otherwise enhance the value of our platform to our clients. On October 26, 2012, the Company entered into an agreement to acquire all of the outstanding shares of Xtrakter Limited (“Xtrakter”). Xtrakter is a U.K. based provider of regulatory transaction reporting, financial market data and trade matching services to the European securities markets. The pending acquisition of Xtrakter will provide the Company with an expanded set of technology solutions ahead of incoming regulatory mandates from MiFID II in Europe.

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

Critical Accounting Estimates

This Management’s Discussion and Analysis of Financial Condition and Results of Operations discusses our Consolidated Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the United States, also referred to as U.S. GAAP. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the reported amounts of income and expenses during the reporting periods. We base our estimates and judgments on historical experience and on various other factors that we believe are reasonable under the circumstances. Actual results may differ from these estimates under varying assumptions or conditions. Note 2 of the Notes to our Consolidated Financial Statements includes a summary of the significant accounting policies and methods used in the preparation of our Consolidated Financial Statements. There were no significant changes to our critical accounting policies and estimates during the three months ended September 30, 2012, as compared to those we disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2011.

Segment Results

As an electronic, multi-dealer platform for trading fixed-income securities, our operations constitute a single business segment. Because of the highly integrated nature of the financial markets in which we compete and the integration of our worldwide business activities, we believe that results by geographic region, products or types of clients are not necessarily meaningful in understanding our business

Results of Operations

Three Months Ended September 30, 2012 Compared to Three Months Ended September 30, 2011

Overview

Total revenues increased by $1.7 million or 3.6% to $48.3 million for the three months ended September 30, 2012, from $46.6 million for the three months ended September 30, 2011. This increase in total revenues was primarily due to an increase in commissions of $2.6 million, offset by a decrease in revenue from technology products and services of $0.8 million.

Total expenses increased by $2.8 million or 11.5% to $27.0 million for the three months ended September 30, 2012, from $24.3 million for the three months ended September 30, 2011. This increase was primarily due to higher professional and consulting of $1.0 million, employee compensation and benefits of $0.9 million and technology and communication costs of $0.5 million.

Income before taxes decreased by $1.1 million or 4.9% to $21.2 million for the three months ended September 30, 2012, from $22.3 million for the three months ended September 30, 2011. Net income was up 0.3% to $13.5 million for the three months ended September 30, 2012, from $13.4 million for three months ended September 30, 2011.

Revenues

Our revenues for the three months ended September 30, 2012 and 2011, and the resulting dollar and percentage changes, were as follows:

	Three Months Ended September 30,
	2012		2011
		% of		% of	$	%
	$	Revenues	$	Revenues	Change	Change
	($ in thousands)
Commissions	$42,379	87.8%	$39,822	85.5%	$2,557	6.4%
Technology products and services	2,979	6.2	3,779	8.1	(800)	(21.2)
Information and user access fees	1,896	3.9	1,831	3.9	65	3.5
Investment income	251	0.5	303	0.7	(52)	(17.2)
Other	752	1.6	829	1.8	(77)	(9.3)

Total revenues	$48,257	100.0%	$46,564	100.0%	$1,693	3.6%

Commissions. Our commission revenues for the three months ended September 30, 2012 and 2011, and the resulting dollar and percentage changes, were as follows:

	Three Months Ended September 30,
			$	%
	2012	2011	Change	Change
	($ in thousands)
Distribution fees
U.S. high-grade	$12,261	$12,529	$(268)	(2.1)%
Eurobond	2,269	3,624	(1,355)	(37.4)

Total distribution fees	14,530	16,153	(1,623)	(10.0)
Variable transaction fees
U.S. high-grade	17,476	15,488	1,988	12.8
Eurobond	478	819	(341)	(41.6)
Other	9,895	7,362	2,533	34.4

Total variable transaction fees	27,849	23,669	4,180	17.7

Total commissions	$42,379	$39,822	$2,557	6.4%

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

The following table shows the extent to which the increase in commissions for the three months ended September 30, 2012 was attributable to changes in transaction volumes, variable transaction fees per million and monthly distribution fees:

	Change from Three Months Ended September 30, 2012
	U.S.
	High-Grade	Eurobond	Other	Total
	(In thousands)
Volume increase (decrease)	$754	$(169)	$639	$1,225
Variable transaction fee per million increase (decrease)	1,234	(172)	1,894	2,955
Monthly distribution fees (decrease)	(268)	(1,355)	—	(1,623)

Total commissions increase (decrease)	$1,720	$(1,696)	$2,533	$2,557

Our trading volumes for the three months ended September 30, 2012 and 2011 were as follows:

	Three Months Ended September 30,
			$	%
	2012	2011	Change	Change
Trading Volume Data (in millions)
U.S. high-grade - fixed rate	$83,193	$79,233	$3,960	5.0%
U.S. high-grade - floating rate	2,795	2,761	34	1.2

Total U.S. high-grade	85,988	81,994	3,994	4.9
Eurobond	6,016	7,580	(1,564)	(20.6)
Other	45,748	42,092	3,656	8.7

Total	$137,752	$131,666	$6,086	4.6%

Number of U.S. Trading Days	63	64
Number of U.K. Trading Days	64	65

For volume reporting purposes, transactions in foreign currencies are converted to U.S. dollars at average monthly rates. The 4.9% increase in U.S. high-grade volume was principally due to an increase in the Company’s estimated market share of total U.S. high-grade corporate bond volume as reported by FINRA TRACE from 11.6% for the three months ended September 30, 2011 to 12.5% for the three months ended September 30, 2012. Estimated FINRA TRACE U.S. high-grade volume decreased by 3.2% to $686.2 billion for the three months ended September 30, 2012 from $709.2 billion for the three months ended September 30, 2011. Eurobond volumes decreased by 20.6% for the three months ended September 30, 2012 compared to the three months ended September 30, 2011 due, in part, to unfavorable market conditions in the European region. Other volume increased by 8.7% for the three months ended September 30, 2012 compared to the three months ended September 30, 2011, primarily due to higher emerging markets and high-yield bond volumes.

Our average variable transaction fee per million for the three months ended September 30, 2012 and 2011 was as follows:

	Three Months Ended September 30,
	2012	2011
Average Variable Transaction Fee Per Million
U.S. high-grade - fixed rate	$209	$195
U.S. high-grade - floating rate	37	24
Total U.S. high-grade	203	189
Eurobond	79	108
Other	216	175
Total	202	180

The U.S. high-grade average variable transaction fee per million increased from $189 for the three months ended September 30, 2011 to $203 for the three months ended September 30, 2012. The change was primarily due to an increase in the duration of bonds traded. Other average variable transaction fees per million increased from $175 for the three months ended September 30, 2011 to $216 for the three months ended September 30, 2012, primarily due to a larger percentage of Other volume in products that carry higher fees per million, principally emerging markets and high yield bonds.

Technology Products and Services. Technology products and services revenues decreased by $0.8 million or 21.2% to $3.0 million for the three months ended September 30, 2012, from $3.8 million for the three months ended September 30, 2011. The decrease was primarily a result of lower professional service fees.

Information and User Access Fees. Information and user access fees increased by $0.1 million or 3.5% to $1.9 million for the three months ended September 30, 2012, from $1.8 million for the three months ended September 30, 2011.

Investment Income. Investment income was $0.3 million for both the three months ended September 30, 2012 and 2011.

Other. Other income was $0.8 million for both the three months ended September 30, 2012 and 2011.

Expenses

Our expenses for the three months ended September 30, 2012 and 2011, and the resulting dollar and percentage changes were as follows:

	Three Months Ended September 30,
	2012		2011
		% of		% of	$	%
	$	Revenues	$	Revenues	Change	Change
	($ in thousands)
Employee compensation and benefits	$14,636	30.3%	$13,707	29.4%	$929	6.8%
Depreciation and amortization	2,081	4.3	1,799	3.9	282	15.7
Technology and communications	3,262	6.8	2,772	6.0	490	17.7
Professional and consulting fees	3,202	6.6	2,247	4.8	955	42.5
Occupancy	732	1.5	721	1.5	11	1.5
Marketing and advertising	1,067	2.2	1,280	2.7	(213)	(16.6)
General and administrative	2,068	4.3	1,742	3.7	326	18.7

Total expenses	$27,048	56.0%	$24,268	52.1%	$2,780	11.5%

Employee Compensation and Benefits. Employee compensation and benefits increased by $0.9 million or 6.8% to $14.6 million for the three months ended September 30, 2012, from $13.7 million for the three months ended September 30, 2011. This increase was primarily attributable to higher incentive compensation of $1.0 million. During the quarter ended September 30, 2011, our Compensation Committee modified the cash incentive bonus accrual methodology to reflect lower than expected staffing levels and higher than expected operating income which resulted in a reduction in the incentive compensation charge.

Depreciation and Amortization. Depreciation and amortization increased by $0.3 million or 15.7% to $2.1 million for the three months ended September 30, 2012, from $1.8 million for the three months ended September 30, 2011. The increase is principally due to higher amortization of software development costs resulting from increased product development. For the three months ended September 30, 2012 and 2011, $3.9 million and $1.0 million, respectively, of leasehold improvements and equipment purchases and $1.3 million and $1.1 million, respectively, of software development costs were capitalized. The higher equipment purchases were primarily due to the build out of a replacement disaster recovery data center.

Technology and Communications. Technology and communications expenses increased by $0.5 million or 17.7% to $3.3 million for the three months ended September 30, 2012 from $2.8 million for the three months ended September 30, 2011. The increase was primarily attributable to higher data center hosting expenses and market data costs.

Professional and Consulting Fees. Professional and consulting fees increased by $1.0 million or 42.5% to $3.2 million for the three months ended September 30, 2012, from $2.2 million for the three months ended September 30, 2011. The increase was related to professional fees from the proposed acquisition of Xtrakter of $0.5 million and higher recruiting fees and IT consultant costs.

Occupancy. Occupancy costs were $0.7 million for both the three months ended September 30, 2012 and September 30, 2011.

Marketing and Advertising. Marketing and advertising expenses decreased by $0.2 million or 16.6% to $1.1 million for the three months ended September 30, 2012, from $1.3 million for the three months ended September 30, 2011. The decrease was principally due to lower advertising expenses.

General and Administrative. General and administrative expenses increased by $0.3 million or 18.7% to $2.1 million for the three months ended September 30, 2012, from $1.7 million for the three months ended September 30, 2011. The increase in general and administrative expenses was primarily attributable to higher clearing costs and U.K. value-added taxes.

Provision for Income Tax. For the three months ended September 30, 2012 and 2011, an income tax provision of $7.7 million and $8.9 million, respectively, were recorded. The decrease in the tax provision was primarily attributable to the $1.1 million decrease in pre-tax income for the period and a decrease in the projected tax rate.

Our consolidated effective tax rate for the three months ended September 30, 2012 was 36.4%, compared to 39.7% for the three months ended September 30, 2011. The decline in the effective tax rate was due principally to the refinement in certain state tax apportionment methodology. Our consolidated effective tax rate can vary from period to period depending on, among other factors, the geographic and business mix of our earnings and changes in tax legislation and tax rates.

Nine Months Ended September 30, 2012 Compared to Nine Months Ended September 30, 2011

Overview

Total revenues increased by $11.9 million or 8.7% to $147.8 million for the nine months ended September 30, 2012, from $136.0 million for the nine months ended September 30, 2011. This increase in total revenues was primarily due to an increase in commissions of $13.3 million, offset by a decrease in technology products and services of $1.8 million.

Total expenses increased by $6.6 million or 8.6% to $82.7 million for the nine months ended September 30, 2012, from $76.1 million for the nine months ended September 30, 2011. This increase was primarily due to higher general and administrative expense of $1.6 million, professional and consulting costs of $1.3 million, technology and communication costs of $1.2 million, depreciation and amortization of $0.9 million and marketing and advertising costs of $0.7 million.

Income before taxes increased by $5.3 million or 8.8% to $65.2 million for the nine months ended September 30, 2012, from $59.9 million for the nine months ended September 30, 2011. Net income increased by $3.4 million or 9.5% to $39.6 million for the nine months ended September 30, 2012, from $36.2 million for nine months ended September 30, 2011.

Revenues

Our revenues for the nine months ended September 30, 2012 and 2011, and the resulting dollar and percentage changes, were as follows:

	Nine Months Ended September 30,
	2012		2011
		% of		% of	$	%
	$	Revenues	$	Revenues	Change	Change
	($ in thousands)
Commissions	$129,971	87.9%	$116,683	85.8%	$13,288	11.4%
Technology products and services	9,107	6.2	10,871	8.0	(1,764)	(16.2)
Information and user access fees	5,557	3.8	5,239	3.9	318	6.1
Investment income	822	0.6	912	0.7	(90)	(9.9)
Other	2,360	1.6	2,259	1.7	101	4.5

Total revenues	$147,817	100.0%	$135,964	100.0%	$11,853	8.7%

Commissions. Our commission revenues for the nine months ended September 30, 2012 and 2011, and the resulting dollar and percentage changes, were as follows:

	Nine Months Ended September 30,
			$	%
	2012	2011	Change	Change
	($ in thousands)
Distribution fees
U.S. high-grade	$37,366	$36,180	$1,186	3.3%
Eurobond	7,503	10,758	(3,255)	(30.3)

Total distribution fees	44,869	46,938	(2,069)	(4.4)
Variable transaction fees
U.S. high-grade	54,344	45,045	9,299	20.6
Eurobond	1,884	2,908	(1,024)	(35.2)
Other	28,874	21,792	7,082	32.5

Total variable transaction fees	85,102	69,745	15,357	22.0

Total commissions	$129,971	$116,683	$13,288	11.4%

U.S. high-grade distribution fees increased by $1.2 million for the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011 principally due to the migration of several broker-dealer market makers from an all-variable plan to a plan that incorporates a combination of a monthly distribution fee and variable transaction fees.

Eurobond distribution fees decreased by $3.3 million for the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011 principally due to the reduction in monthly distribution fees paid by most of our European broker-dealer market makers effective March 1, 2012.

The following table shows the extent to which the increase in commissions for the nine months ended September 30, 2012 was attributable to changes in transaction volumes, variable transaction fees per million and monthly distribution fees:

	Change from Nine Months Ended September 30, 2012
	U.S. High-Grade	Eurobond	Other	Total
	(In thousands)
Volume increase (decrease)	$4,880	$(236)	$2,871	$7,102
Variable transaction fee per million increase (decrease)	4,419	(788)	4,211	8,255
Monthly distribution fees increase (decrease)	1,186	(3,255)	—	(2,069)

Total commissions increase (decrease)	$10,485	$(4,279)	$7,082	$13,288

Our trading volumes for the nine months ended September 30, 2012 and 2011 were as follows:

	Nine Months Ended September 30,
	2012	2011	$ Change	% Change
Trading Volume Data (in millions)
U.S. high-grade - fixed rate	$265,876	$238,577	$27,299	11.4%
U.S. high-grade - floating rate	9,104	9,524	(420)	(4.4)

Total U.S. high-grade	274,980	248,101	26,879	10.8
Eurobond	26,543	28,891	(2,348)	(8.1)
Other	138,995	122,814	16,181	13.2

Total	$440,518	$399,806	$40,712	10.2%

Number of U.S. Trading Days	188	189
Number of U.K. Trading Days	188	188

For volume reporting purposes, transactions in foreign currencies are converted to U.S. dollars at average monthly rates. The 10.8% increase in U.S. high-grade volume was principally due to an increase in the Company’s estimated market share of total U.S. high-grade corporate bond volume as reported by FINRA TRACE from 10.8% for the nine months ended September 30, 2011 to 12.0% for the nine months ended September 30, 2012. Estimated FINRA TRACE U.S. high-grade volume was flat at $2.3 trillion for both the nine months ended September 30, 2012 and 2011. Eurobond volumes decreased by 8.1% for the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011 due, in part, to unfavorable market conditions in the European region. Other volume increased by 13.2% for the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011, primarily due to higher emerging markets and high-yield bond volumes.

Our average variable transaction fee per million for the nine months ended September 30, 2012 and 2011 was as follows:

	Nine Months Ended September 30,
	2012	2011
Average Variable Transaction Fee Per Million
U.S. high-grade - fixed rate	$203	$188
U.S. high-grade - floating rate	30	21
Total U.S. high-grade	198	182
Eurobond	71	101
Other	208	177
Total	193	174

The U.S. high-grade average variable transaction fee per million increased from $182 for the nine months ended September 30, 2011 to $198 for the nine months ended September 30, 2012. The change was primarily due to an increase in the duration of bonds traded. The Eurobond average variable transaction fee per million decreased from $101 for the nine months ended September 30, 2011 to $71 for the nine months ended September 30, 2012. During the first quarter of 2012, the monthly distribution fees paid by most European broker-dealer market makers were reduced. In connection with this change, variable fees for Eurobond credit trading were waived for one-month prior to the implementation of the new distribution fee plan. Other average variable transaction fees per million increased from $177 for the nine months ended September 30, 2011 to $208 for the nine months ended September 30, 2012, primarily due to a larger percentage of Other volume in products that carry higher fees per million, principally emerging markets and high yield bonds.

Technology Products and Services. Technology products and services revenues decreased by $1.8 million or 16.2% to $9.1 million for the nine months ended September 30, 2012, from $10.9 million for the nine months ended September 30, 2011. The decrease was primarily a result of lower professional consulting and software license fees.

Information and User Access Fees. Information and user access fees increased by $0.3 million or 6.1% to $5.6 million for the nine months ended September 30, 2012, from $5.2 million for the nine months ended September 30, 2011.

Investment Income. Investment income decreased by $0.1 or 9.9% to $0.8 million for the nine months ended September 30, 2012, from $0.9 million for the nine months ended September 30, 2011.

Other. Other revenues increased by $0.1 million or 4.5% to $2.4 million for the nine months ended September 30, 2012, from $2.3 million for the nine months ended September 30, 2011.

Expenses

Our expenses for the nine months ended September 30, 2012 and 2011, and the resulting dollar and percentage changes were as follows:

	Nine Months Ended September 30,
	2012		2011
	$	% of Revenues	$	% of Revenues	$ Change	% Change
	($ in thousands)
Employee compensation and benefits	$45,782	31.0%	$45,079	33.2%	$703	1.6%
Depreciation and amortization	5,896	4.0	4,988	3.7	908	18.2
Technology and communications	9,232	6.2	7,996	5.9	1,236	15.5
Professional and consulting fees	9,063	6.1	7,784	5.7	1,279	16.4
Occupancy	2,248	1.5	2,195	1.6	53	2.4
Marketing and advertising	4,246	2.9	3,502	2.6	744	21.2
General and administrative	6,193	4.2	4,553	3.3	1,640	36.0

Total expenses	$82,660	55.9%	$76,097	56.0%	$6,563	8.6%

Employee Compensation and Benefits. Employee compensation and benefits increased by $0.7 million or 1.6% to $45.8 million for the nine months ended September 30, 2012, from $45.1 million for the nine months ended September 30, 2011. The increase was primarily attributable to higher stock-based compensation expense of $1.2 million, offset by a decrease in incentive compensation of $0.5 million. In conjunction with the June 2011 resignation of the Company’s President, unvested stock options, restricted stock and performance shares were canceled and the previously recorded expense amounting to $1.4 million was reversed.

Depreciation and Amortization. Depreciation and amortization increased by $0.9 million or 18.2% to $5.9 million for the nine months ended September 30, 2012, from $5.0 million for the nine months ended September 30, 2011. The increase is principally due to higher amortization of software development costs resulting from increased product development. For the nine months ended September 30, 2012 and 2011, $5.0 million and $2.5 million, respectively, of leasehold improvements and equipment purchases and $3.9 million and $2.9 million, respectively, of software development costs were capitalized. The higher equipment purchases were primarily due to the build out of a replacement disaster recovery data center.

Technology and Communications. Technology and communications expenses increased by $1.2 million or 15.5% to $9.2 million for the nine months ended September 30, 2012 from $8.0 million for the nine months ended September 30, 2011. The increase was primarily attributable to higher data center hosting expenses, market data and telecommunication costs.

Professional and Consulting Fees. Professional and consulting fees increased by $1.3 million or 16.4% to $9.1 million for the nine months ended September 30, 2012, from $7.8 million for the nine months ended September 30, 2011. The increase was primarily due to higher information technology consulting costs, audit and tax expenses and costs associated with the registered underwritten secondary public offering of 3,597,333 shares of common stock held by JPM.

Occupancy. Occupancy costs were $2.2 million for both the nine months ended September 30, 2012 and 2011.

Marketing and Advertising. Marketing and advertising expenses increased by $0.7 million or 21.2% to $4.2 million for the nine months ended September 30, 2012, from $3.5 million for the nine months ended September 30, 2011. The increase was principally due to higher advertising and public relations costs associated with our credit default swaps trading capabilities.

General and Administrative. General and administrative expenses increased by $1.6 million or 36.0% to $6.2 million for the nine months ended September 30, 2012, from $4.6 million for the nine months ended September 30, 2011. During the first quarter of 2011, the Company received a $0.7 million reimbursement of previously paid sales tax. The increase in general and administrative expenses was primarily attributable to the 2011 sales tax credit coupled with a higher provision for doubtful accounts of $0.3 million.

Provision for Income Tax. For the nine months ended September 30, 2012 and 2011, an income tax provision of $25.6 million and $23.7 million, respectively, were recorded. The increase in the tax provision was primarily attributable to the $5.3 million increase in pre-tax income for the period.

Our consolidated effective tax rate for the nine months ended September 30, 2012 was 39.2%, compared to 39.6% for the nine months ended September 30, 2011. Our consolidated effective tax rate can vary from period to period depending on, among other factors, the geographic and business mix of our earnings and changes in tax legislation and tax rates.

Liquidity and Capital Resources

During the past three years, we have met our cash needs through cash on hand and internally generated funds. Cash and cash equivalents and securities available-for-sale totaled $204.3 million at September 30, 2012. Other than equipment-related capital lease obligations amounting to $0.4 million as of September 30, 2012, we have no long-term or short-term debt and do not maintain bank lines of credit.

Our cash flows were as follows:

	Nine Months Ended September 30,
	2012	2011
	(In thousands)
Net cash provided by operating activities	$53,270	$46,791
Net cash provided by (used in) investing activities	13,799	(8,791)
Net cash (used in) financing activities	(85,580)	(4,521)
Effect of exchange rate changes on cash and cash equivalents	(1,008)	(851)

Net (decrease) increase for the period	$(19,519)	$32,628

Free cash flow is defined as cash flow from operating activities less expenditures for furniture, equipment and leasehold improvements and capitalized software development costs. For the 12 months ended September 30, 2012 and 2011, free cash flow was $61.3 million and $62.8 million, respectively. Free cash flow is a non-GAAP financial measure. We believe that this non-GAAP financial measure, when taken into consideration with the corresponding GAAP financial measures, is important in gaining an understanding of the Company’s financial strength and cash flow generation.

Net cash provided by operating activities was $53.3 million for the nine months ended September 30, 2012 compared to $46.8 million for the nine months ended September 30, 2011. The $6.5 million increase in net cash provided by operating activities was primarily due to increases in net income of $3.4 million, cash provided by working capital of $12.4 million and stock-based compensation of $1.2 million, offset by lower non-cash deferred income taxes of $12.5 million. The balance of our unrestricted U.S. net operating loss carryforward was fully utilized during 2011, which will result in an increase in cash paid for income taxes in 2012. During the nine months ended September 30, 2012, cash paid for income taxes was $10.6 million compared to $9.6 million for the nine months ended September 30, 2011.

Net cash provided by investing activities was $13.8 million for the nine months ended September 30, 2012 compared to net cash used in investing activities of $8.8 million for the nine months ended September 30, 2011. Net proceeds of securities available-for-sale were $22.7 million for the nine months ended September 30, 2012 compared to net purchases of $6.9 million for the nine months ended September 30, 2011. Capital expenditures were $8.8 million and $5.4 million for the nine months ended September 30, 2012 and 2011, respectively. The Company has higher equipment purchases in 2012 primarily due to the build out of a replacement disaster recovery data center.

Net cash used in financing activities was $85.6 million for the nine months ended September 30, 2012 compared to net cash used by financing activities of $4.5 million for the nine months ended September 30, 2011. The $81.1 million increase in net cash used in financing activities was principally due to repurchases of the Company’s common stock of $72.6 million, an increase in withholding tax payments on restricted stock vesting and stock option exercises of $15.6 million and an increase in cash dividends paid in 2012 on common stock of $2.2 million, offset by an increase in excess tax benefits from stock-based compensation of $8.2 million and the exercise of stock options of $1.1 million.

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

We have three regulated subsidiaries, MarketAxess Corporation, MarketAxess Europe Limited and MarketAxess Canada Ltd. MarketAxess Corporation is a registered broker-dealer in the U.S., MarketAxess Europe Limited is a registered multilateral trading facility in the U.K. and MarketAxess Canada Ltd. is a registered Alternative Trading System in the Province of Ontario. As such, they are subject to minimum regulatory capital requirements imposed by their respective market regulators that are intended to ensure general financial soundness and liquidity based on certain minimum capital requirements. The relevant regulations prohibit a registrant from repaying borrowings from its parent or affiliates, paying cash dividends, making loans to its parent or affiliates or otherwise entering into transactions that result in a significant reduction in its regulatory net capital position without prior notification to or approval from its principal regulator. The capital structures of our subsidiaries are designed to provide each with capital and liquidity consistent with its business and regulatory requirements. Subject to rulemaking pursuant to the Dodd-Frank Act, we currently expect to establish and operate a swap execution facility and/or a security-based swap execution facility and we will be required to maintain an additional amount of minimum net capital in connection with such facilities. The following table sets forth the capital requirements, as defined, that the Company’s subsidiaries were required to maintain as of September 30, 2012:

	MarketAxess Corporation	MarketAxess Europe Limited	MarketAxess Canada Limited
	(In thousands)
Net capital	$75,058	$13,078	$431
Minimum net capital required	2,544	2,927	280

Excess net capital	$72,514	$10,151	$151

We execute certain bond transactions between and among institutional investor and broker-dealer clients on a riskless principal basis by serving as counterparty to both the buyer and the seller in matching back-to-back trades, which are then settled through a third-party clearing organization. We act as intermediary on a riskless principal basis in these bond transactions by serving as counterparty to the two clients involved. Settlement typically occurs within one to three trading days after the trade date. Cash settlement of the transaction occurs upon receipt or delivery of the underlying instrument that was traded. Under securities clearing agreements with the independent third party, we maintain collateral deposits with the clearing broker in the form of cash. As of September 30, 2012, the amount of the collateral deposits included in prepaid expenses and other assets in the Consolidated Statements of Financial Condition were $0.9 million. We are exposed to credit risk in the event a counterparty does not fulfill its obligation to complete a transaction. Pursuant to the terms of the securities clearing agreements between us and the independent clearing broker, the clearing broker has the right to charge us for losses resulting from a counterparty’s failure to fulfill its contractual obligations. The losses are not capped at a maximum amount and apply to all trades executed through the clearing broker. At September 30, 2012, we have not recorded any liabilities with regard to this right.

In the ordinary course of business, we enter into contracts that contain a variety of representations, warranties and general indemnifications. Our maximum exposure from any claims under these arrangements is unknown, as this would involve claims that have not yet occurred. However, based on past experience, we expect the risk of loss to be remote.

We continue to return capital to our shareholders through dividends and share repurchases. In October 2011, the Board of Directors authorized a share repurchase program for up to $35.0 million of the Company’s common stock. As of September 30, 2012, the Company repurchased 870,139 shares of common stock at a cost of $26.6 million. Shares repurchased under the program will be held in treasury for future use.

In October 2009, our Board of Directors approved our first regular quarterly dividend. The quarterly cash dividend was increased to $0.11 per share in the first quarter of 2012. In October 2012, our Board of Directors approved a quarterly cash dividend of $0.11 per share, which will be paid on November 26, 2012 to stockholders of record as of the close of business on November 12, 2012. We expect the total amount payable to be approximately $4.1 million. We expect to continue paying regular cash dividends, although there is no assurance as to such dividends. Any future declaration and payment of dividends will be at the sole discretion of our Board of Directors.

On October 26, 2012, we entered into an agreement to acquire all of the outstanding shares of Xtrakter. The aggregate purchase price is £26.0 million (approximately $42.0 million) in cash, plus transaction costs, and is subject to an adjustment based on the amount of closing date working capital. The purchase price will be funded from available cash on hand. Closing of the transaction is subject to satisfaction of FSA regulatory approval and other customary conditions. The Company currently expects to complete the acquisition of Xtrakter in the first quarter of 2013.

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

Contractual Obligations and Commitments

There was no significant change in our contractual obligations and commitments, other than the proposed acquisition of Xtrakter, for the nine months ended September 30, 2012.

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

As of September 30, 2012, we had a $54.2 million investment in securities available-for-sale. Adverse movements, such as a 10% decrease in the value of these securities or a downturn or disruption in the markets for these securities, could result in a substantial loss. In addition, principal gains and losses resulting from these securities could on occasion have a disproportionate effect, positive or negative, on our financial condition and results of operations for any particular reporting period.

Interest Rate Risk

Interest rate risk represents our exposure to interest rate changes with respect to the money market instruments, U.S. Treasury obligations and fixed-income securities in which we invest. As of September 30, 2012, our cash and cash equivalents and securities available-for-sale amounted to $204.3 million and were primarily in money market instruments, U.S. government obligations and municipal securities. We do not maintain an inventory of bonds that are traded on our platform.

Derivative Risk

Our limited derivative risk stems from our activities in the foreign currency forward contract market. We use this market to mitigate our U.S. dollar versus Pound Sterling exposure that arises from the activities of our U.K. subsidiary. As of September 30, 2012, the notional fair value of our foreign currency forward contract was $13.4 million. We do not speculate in any derivative instruments.

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

(a) Evaluation of Disclosure Controls and Procedures. Our management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our “disclosure controls and procedures” as that term is defined in Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of September 30, 2012. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective to ensure that information required to be disclosed by MarketAxess in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and to ensure that information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

(b) Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2012 identified in connection with the evaluation thereof by our management, including the Chief Executive Officer and Chief Financial Officer, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

During the quarter ended September 30, 2012, we repurchased the following shares of common stock:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Dollar Value of Shares That May Yet Be Purchased Under the Plans
				(In thousands)
July 1, 2012 — July 31, 2012	—	$—	—	$9,837
August 1, 2012 — August 31, 2012	—	—	—	$9,837
September 1, 2012 — September 30, 2012	49,245	29.65	49,245	$8,377

	49,245	$29.65	49,245

In October 2011, the Board of Directors authorized a share repurchase program for up to $35.0 million of the Company’s common stock. As of September 30, 2012, the Company repurchased 870,139 shares of common stock at a cost of $26.6 million. Under this program 49,245 shares were repurchased during the three months ended September 30, 2012. Shares repurchased under the program will be held in treasury for future use.

Item 3.	Defaults upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit Listing:

Number	Description

31.1	Certification by Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document**

101.SCH	XBRL Taxonomy Extension Schema Document**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**

101.LAB	XBRL Taxonomy Extension Label Linkbase Document**

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document**

**	Attached as Exhibit 101 to this Quarterly Report on Form 10-Q are the following materials, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Financial Condition as of September 30, 2012 and December 31, 2011; (ii) Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2012 and 2011; (iii) Consolidated Statements of Comprehensive Income for the Three and Nine Months Ended September 30, 2012 and 2011; (iv) Consolidated Statement of Stockholders’ Equity for the Nine Months Ended September 30, 2012; (v) Consolidated Statements of Cash Flows for the Three and Nine Months Ended September 30, 2012 and 2011; and (vi) Notes to the Consolidated Financial Statements.

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

MARKETAXESS HOLDINGS INC.

Date: November 2, 2012	By:	/s/ RICHARD M. MCVEY
Richard M. McVey
Chief Executive Officer
(principal executive officer)

Date: November 2, 2012	By:	/s/ ANTONIO L. DELISE
Antonio L. DeLise
Chief Financial Officer
(principal financial and accounting officer)