Form 10-K
period 2012-12-31
MARKETAXESS HOLDINGS INC
filed 2013-02-21
CIK 1278021

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the shares of common stock held by non-affiliates of the registrant as of June 29, 2012 (the last business day of the registrant’s most recently completed second fiscal quarter) was approximately $934.9 million computed by reference to the last reported sale price on the NASDAQ Global Select Market on that date. For purposes of this calculation, affiliates are considered to be officers, directors and holders of 10% or more of the outstanding common stock of the registrant on that date. The registrant had 37,269,685 shares of common stock, 2,174,470 of which were held by affiliates outstanding on that date.

At February 20, 2013, the aggregate number of shares of the registrant’s common stock outstanding was 37,379,876.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for the 2013 Annual Meeting of Stockholders are incorporated by reference into Items 10, 11, 12, 13 and 14 of Part III of this Form 10-K.

MARKETAXESS HOLDINGS INC.

2012 FORM 10-K ANNUAL REPORT

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

Item 1. Business.

MarketAxess Holdings Inc. (the “Company” or “MarketAxess”) operates a leading electronic trading platform that allows investment industry professionals to efficiently trade corporate bonds and other types of fixed-income instruments. Our approximately 1,000 active institutional investor clients (firms that executed at least one trade in U.S. or European fixed-income securities through our electronic trading platform during 2012) include investment advisers, mutual funds, insurance companies, public and private pension funds, bank portfolios, broker-dealers and hedge funds. Our 87 broker-dealer market-maker clients provide liquidity on the platform and include most of the leading broker-dealers in global fixed-income trading. Through our Corporate BondTickerTM service, we provide fixed-income market data, analytics and compliance tools that help our clients make trading decisions. In addition, we provide FIX (Financial Information eXchange) message management tools, connectivity solutions and ancillary technology services that facilitate the electronic communication of order information between trading counterparties. Our revenues are primarily generated from the trading of U.S. high-grade corporate bonds.

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

The majority of our revenues are derived from monthly distribution fees and commissions for trades executed on our platform that are billed to our broker-dealer clients on a monthly basis. We also derive revenues from technology products and services, information and user access fees, investment income and other income. Our expenses consist of employee compensation and benefits, depreciation and amortization, technology and communication costs, professional and consulting fees, occupancy, marketing and advertising and general and administrative expenses.

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

Through our disclosed multi-dealer Request For Quote (“RFQ”) trading functionality, our institutional investor clients can determine prices available for a security, a process called price discovery, as well as trade securities directly with our broker-dealer clients. The price discovery process includes the ability to view indicative prices from the broker-dealer clients’ inventory available on our platform, access to real-time pricing information and analytical tools (including spread-to-Treasury data, search capabilities and independent third-party credit research) available on our Corporate BondTickerTM service and the ability to request executable bids and offers simultaneously from up to 58 of our broker-dealer clients during the trade process. On average, institutional investor clients receive several bids or offers from broker-dealer clients in response to trade inquiries. However, some trade inquiries may not receive any bids or offers.

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

Our broker-dealer clients accounted for approximately 95% of the underwriting of newly-issued U.S. corporate bonds and approximately 72% of the underwriting of newly issued European corporate bonds in 2012. We believe these broker-dealers also represent the principal source of secondary market liquidity in the other markets in which we operate. Secondary market liquidity refers to the ability of market participants to buy or sell a security quickly and in large volume subsequent to the original issuance of the security, without substantially affecting the price of the security. In addition to trading fixed-income securities by traditional means, including the telephone and e-mail, our broker-dealer clients use proprietary single-dealer systems and other trading platforms as well as our electronic trading platform. We believe that the traditional means of trading remain the manner in which the majority of bonds are traded between institutional investors and broker-dealers.

Our volume in U.S. high-grade corporate bonds represented approximately 12.4% of the total U.S. high-grade corporate bond volume, excluding convertible bonds, for 2012, as reported by the Financial Industry Regulatory Authority (“FINRA”) Trade Reporting and Compliance Engine (“TRACE”), which includes inter-dealer and retail trading as well as trading between institutional investors and broker-dealers.

On October 26, 2012, we entered into an agreement to acquire all of the outstanding shares of Xtrakter Limited (“Xtrakter”) from Euroclear S.A./N.V. Xtrakter is a U.K.-based provider of regulatory transaction reporting, financial market data and trade matching services to the European securities markets. The acquisition of Xtrakter will provide us with an expanded set of technology solutions ahead of incoming regulatory mandates in Europe.

The aggregate purchase price is £26.0 million (approximately $40.5 million) in cash, plus transaction costs, and is subject to a post-closing adjustment based on the net working capital of Xtrakter on the closing date. The purchase price will be funded from available cash on hand. We received Financial Service Authority (“FSA”) approval of the change in control on February 18, 2013 and expect to complete the acquisition of Xtrakter on or about February 28, 2013.

Industry Background

Fixed-income securities are issued by corporations, governments and other entities, and pay a pre-set absolute or relative rate of return. As of September 30, 2012, the most recent date available, there were approximately $37.7 trillion principal amount of fixed-income securities outstanding in the U.S. market, including $8.6 trillion principal amount of U.S. corporate bonds, according to the Securities Industry and Financial Markets Association (“SIFMA”). The estimated average daily trading volume of U.S. corporate bonds (investment grade and high-yield), as measured by TRACE, was $16.3 billion in 2012.

The U.S. and European credit markets experienced a period of significant turmoil beginning during the third quarter of 2007, especially in short-term funding and floating rate note instruments. A widespread retrenchment in the credit markets resulted in increased credit spreads and significantly higher credit spread volatility across a wide range of asset classes. The U.S. credit markets demonstrated significant improvement since 2008. In addition, primary dealer holdings of corporate bonds due in more than one year as reported by the Federal Reserve Bank of New York declined from approximately $218 billion as of December 31, 2007 to $57 billion as of December 31, 2012. The trading volume of U.S. high-grade corporate bonds as reported by TRACE has remained approximately $2.9 trillion for each of the four calendar years in the period ended December 31, 2012, after declining to $2.0 trillion for the year ended December 31, 2008. After demonstrating improved conditions during 2009, the European credit markets have deteriorated due in part to continuing sovereign debt credit concerns.

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

•

Total amount of debt issued — High-grade corporate bond issuance of $664 billion during 2008 was 33% below the 2007 level, as risk aversion among corporate bond investors limited the ability of issuers across a wide range of industries, in particular those in the financial services industry, to issue new corporate bonds. New issues of high-grade corporate bonds were relatively stable over the three years ended December 31, 2011. U.S. high-grade issuance exceeded $1.0 trillion in 2012.

European High-Grade Corporate Bond Market

The European high-grade corporate bond market consists of a broad range of products, issuers and currencies. We define the European high-grade corporate bond market generally to consist of bonds intended to be distributed to European investors, primarily bonds issued by European corporations, excluding bonds that are issued by corporations domiciled in an emerging markets country and excluding most government bonds that trade in Europe. Examples include:

•	bonds issued by European corporations, denominated in any currency;

•	bonds generally denominated in Euros, U.S. dollars or Pounds Sterling, excluding bonds that are issued by corporations domiciled in an emerging market;

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

We believe that the European high-grade corporate bond market is impacted by many of the same factors as the U.S. high-grade corporate bond market. In addition, we believe the following factors are unique to the European high-grade corporate bond market:

•

Sovereign credit issues —The global financial crisis has led to a significant rise in sovereign debt relative to GDP. Increased government deficits and debt levels along with ratings downgrades continue to spark fears of default among Euro zone nations, leading to increased yields on government bonds, making a more difficult trading environment for European corporate bonds.

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

The institutional investor base for emerging markets bonds includes many crossover investors from the high-yield and high-grade investment areas. Institutional investors have been drawn to emerging markets bonds by their high returns and high growth potential. The average daily trading volume of emerging markets external and local markets debt as reported by the Emerging Markets Trade Association for the quarter ended September 30, 2012 was $6.8 billion and $14.0 billion, respectively.

Crossover and High-Yield Bond Market

We define the high-yield bond market generally to include all debt rated lower than BBB- by Standard & Poor’s or Baa3 by Moody’s Investor Service. We define the crossover market to include any debt issue rated below investment grade by one agency but investment grade by the other. The total amount of high-yield corporate bonds yearly issuance as reported by SIFMA declined by 68% to $43.0 billion during 2008 from $136.0 billion in 2007, primarily due to the risk aversion among corporate bond investors that severely limited the ability of high-yield issuers to raise new debt. The high-yield corporate bond markets demonstrated significant improvement beginning in 2009, with new issuance for the year ended December 31, 2012 increasing to $328.7 billion as reported by SIFMA.

FINRA publicly disseminates real-time price information on over 5,000 high-yield corporate bond issues and disseminates price information about certain other transactions on a delayed basis. Trades in bonds rated BB and lower are subject to immediate dissemination if the trade size is less than $1 million, or greater than $1 million and the bond trades an average of once or more a day.

The average daily trading volume of high-yield bonds as measured by TRACE for the year ended December 31, 2012 was approximately $4.3 billion.

Agency Bond Market

We define the agency bond market to include debt issued by a U.S. government-sponsored enterprise. Some prominent issuers of agency bonds are the Federal National Mortgage Association (“Fannie Mae”) and Federal Home Loan Mortgage Corporation (“Freddie Mac”). The total amount of U.S. agency bonds outstanding was approximately $2.4 trillion as of December 31, 2012 as reported by SIFMA. The average daily trading volume of agency bonds (excluding mortgage-backed securities) as measured by TRACE for the year ended December 31, 2012 was approximately $10.8 billion.

Credit Default Swap Market

Credit default swaps are contracts on an underlying asset that transfer risk and return from one party to another without transferring ownership of the underlying asset, allowing market participants to obtain credit protection or assume credit exposure associated with a broad range of issuers of fixed-income securities and other debt obligations. The trading volumes and notional amount outstanding in CDS transactions grew rapidly between 2002 and 2007. Following counterparty credit concerns beginning in 2007, trading activity in the CDS market declined substantially and the industry focused on netting down counterparty positions. The notional amount of CDS outstanding declined to $26.9 trillion as of June 30, 2012 from $62.2 trillion as of December 31, 2007. To address the counterparty credit concerns, structural changes began to occur in the CDS market that included the creation of CDS clearing houses in 2009 that serve as central counterparties for certain CDS transactions. In 2010, in response to the financial crisis, the U.S. Congress passed the Dodd-Frank Act, which is intended to bring comprehensive reform to the regulation of swaps, including CDS. Among the most significant provisions of the derivatives section of the Dodd-Frank Act are: mandatory clearing, through regulated central clearing organizations, of all swaps that the U.S. Commodity Futures Trading Commission (“CFTC”) or the U.S. Securities and Exchange Commission (“SEC”) has determined should be cleared (“clearable swaps”); and mandatory trading of clearable swaps on a board of trade designated as a contract market or a securities exchange or through a “swap execution facility,” or SEF (in each case, subject to certain key exceptions). While we expect that the CFTC and SEC will adopt rules that detail the new regulatory regime regarding the swaps market place in 2013, no assurance can be given regarding when, or whether, such rules will be finalized and implemented. Subject to such rulemaking, we intend to establish, register and operate a swap execution facility and/or a security-based swap execution facility. We believe that the introduction of the clearing mandates is likely to result in more standardized contracts and greater price transparency in the CDS markets.

Although the European regulators have not yet introduced legislation concerning regulation of the European derivatives markets, the European Parliament and the EU Council of Ministers endorsed an agreement that will, among other things, require central clearing of standardized OTC derivatives and the reporting of all derivatives (OTC or otherwise) to trade repositories. However, it is not yet clear whether there will be any requirement in the EU to trade standardized derivative contracts on regulated exchanges or trading platforms.

Asset-Backed Securities

Asset-backed securities are ownership interests in a pool of receivables sold by originators into a special purpose vehicle. These securities are typically secured by pools of homogeneous assets with relatively predictable cash flows. The assets are legally separated from the seller, which limits the investor’s exposure to the credit quality of the seller. In 2012, approximately $180.0 billion in U.S. consumer-based asset-backed securities (defined as including auto, credit cards, equipment and student loans) and non-agency residential and commercial mortgage-backed securities were issued. New issuance declined from over $1.0 trillion in 2007 as the asset-backed securities market was significantly impacted by the credit and housing market crisis. The total amount of consumer-based asset-backed and non-agency residential and commercial mortgage-backed securities outstanding at December 31, 2012 was $2.5 trillion, as reported by SIFMA.

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

Significant Trading Volumes with Participation by Leading Broker-Dealers and Institutional Investors

Our electronic trading platform provides access to the liquidity provided through the participation on our platform of 87 broker-dealer market-making clients, including substantially all of the leading broker-dealers in global fixed-income trading, and approximately 1,000 active institutional investor firms. We believe these broker-dealers represent the principal source of secondary market liquidity for U.S. high-grade corporate bonds, European high-grade corporate bonds, emerging markets bonds and the other markets in which we operate. Our broker-dealer clients are motivated to continue to utilize our platform due to the presence on the platform of our large network of institutional investor clients. We believe that our net addition of 38 new broker-dealer market-making clients since the third quarter of 2008 has improved and will continue to improve the liquidity on our electronic trading platform for institutional investors, further motivating them to use our platform. The number of our active institutional investor clients for the past five years has been as follows:

Our total trading volume increased from $226.4 billion in 2008 to $589.6 billion in 2012. We believe that our trading volumes in 2008 and 2009 reflect the turmoil and resultant lack of liquidity in the credit markets beginning in the third quarter of 2007. Our total trading volume over the past five years is indicated below:

Our volume in U.S. high-grade corporate bonds was approximately 6.6% of total U.S. high-grade corporate bond volume, excluding convertible bonds, in 2008 as reported by TRACE, which includes inter-dealer and retail trading as well as trading between institutional investors and broker-dealers. Following the credit market turmoil, our estimated market share declined to approximately 6.2% for the full year 2009. Our estimated share of total U.S. high-grade corporate bond volume for 2012 was approximately 12.4%, double the estimated market share in 2009, due in part to improved U.S. credit market conditions, increased client order flow and higher order execution rates. Our estimated market share from 2008 to 2012 is shown in the chart below:

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

Transparent Pricing on a Range of Securities. The commingled multi-dealer inventory of bonds posted by our broker-dealer clients on our platform consists of a daily average of more than $45 billion in indicative bids and offers. Subject to applicable regulatory requirements, institutional investors can search bonds in inventory based on any combination of issuer, issue, rating, maturity, spread-to-Treasury, size and dealer providing the listing, in a fraction of the time it takes to do so manually. Institutional investor clients can also request executable bids and offers on our electronic trading platform on any debt security in a database of U.S. and European corporate bonds, although there can be no assurance as to the number of broker-dealers who will choose to provide an executable price. Our platform transmits bid and offer requests in real-time to broker-dealer clients, who may respond with executable prices within the time period specified by the institutional investor. Institutional investors may also elect to display live requests for bids or offers anonymously to all other users of our electronic trading platform, in order to create broader visibility of their inquiry among market participants and increase the likelihood that the request results in a trade. We believe that broader participation in client inquiries will result in more trade matches and lower transaction costs.

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

Benefits to Broker-Dealer Clients

We also provide substantial benefits to our broker-dealer clients over traditional fixed-income trading methods, including:

Greater Sales Efficiency. We offer our broker-dealer clients broad connectivity with our institutional investor clients. Through this connectivity, our broker-dealer clients are able to efficiently display their indications of interest to buy and sell various securities. We also enable broker-dealers to broaden their distribution by participating in transactions to which they otherwise may not have had access. In addition, the ability to post prices and electronically execute on straightforward trades enables bond sales professionals at broker-dealer firms to focus their efforts on more profitable activities, such as higher value-added trades and more complex transactions.

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

Other Service Offerings

In addition to services directly related to the execution of trades, we offer our clients several other services, including:

Information Services. The information and analytical tools we provide to our clients help them make investment and trading decisions. Our Corporate BondTickerTM provides access to real-time and historical price, yield and MarketAxess estimated spread-to-Treasuries for publicly disseminated TRACE-eligible bonds. Corporate BondTickerTM combines publicly-available TRACE data with the prices for trades executed on our U.S. high-grade electronic trading platform, integrating the two data sources and providing real-time TRACE data with associated analytical tools that are not otherwise available. Our electronic trading platform allows institutional investors to compile, sort and use information to discover investment opportunities that might have been difficult or impossible to identify using a manual information-gathering process or other electronic services.

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

Straight-Through Processing. Straight-through processing (“STP”) refers to the integration of systems and processes to automate the trade process from end-to-end — trade execution, confirmation and settlement — without the need for manual intervention. Our electronic trading platform provides broker-dealers and institutional investors with the ability to automate portions of their transaction processing requirements, improving accuracy and efficiency. Through electronic messaging, institutional investors can submit inquiries to, and receive electronic notices of execution from us, in industry standard protocols, complete with all relevant trade details. Institutional investors can download trade messages, allocate trades to the sub-accounts on whose behalf the trades were made and send the allocations to broker-dealers for confirmation.

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

Proven Innovator with an Experienced Management Team

Since our inception, we have been an innovator in the fixed-income securities markets. The members of our management team average more than 20 years of experience in the securities industry. We have consistently sought to benefit participants in the markets we serve by attempting to replicate the essential features of fixed-income trading, including the existing relationships between broker-dealers and their institutional investor clients, while applying technology to eliminate weaknesses in traditional trading methods. In 2012, MarketAxess was named “Best OTC Derivatives Platform” in Wall Street Letter’s Annual Institutional Trading, and was listed among Risk magazine’s “25 Firms of the Future.” Most recently, MarketAxess was recognized as one of the “100 Fastest Growing Companies” by Fortune.

Some of the innovations we have introduced to electronic trading include:

•	the first multi-dealer disclosed trading platform for U.S. high-grade corporate bonds;

•	the first electronic Treasury benchmarking for U.S. high-grade corporate bond trades;

•	Corporate BondTickerTM, our information services product, combining TRACE bond data with MarketAxess data and analytical tools;

•	bid and offer list technology for corporate bond trading, enabling institutional investors to request executable prices for multiple securities simultaneously;

•	the first disclosed client to multi-dealer trading platform for CDS indices; and

•	public Market Lists for corporate bonds, giving institutional investors the ability to display their bid and offer lists anonymously to the entire MarketAxess trading community.

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

Enhance the Liquidity of Securities Traded on Our Platform and Broaden Our Client Base in Our Existing Markets

We intend to further enhance the liquidity of securities traded on our leading electronic, multi-dealer to client fixed-income platform. Our ability to innovate and efficiently add new functionality and product offerings to the MarketAxess platform will help us deepen our market share with our existing clients, as well as expand our client base, which we believe will, in turn, lead to even further increases in the liquidity of the securities provided by our broker-dealer clients and available on our platform. We will seek to increase the amount of cross-regional activity by our institutional investor clients on our electronic trading platform, subject to regulatory requirements.

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

On October 26, 2012, we entered into an agreement to acquire all of the outstanding shares of Xtrakter from Euroclear S.A./N.V. Xtrakter is a U.K.-based provider of regulatory transaction reporting, financial market data and trade matching services to the European securities markets. The acquisition of Xtrakter will provide us with an expanded set of technology solutions ahead of incoming regulatory mandates in Europe.

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

Inventory and Axes

The price discovery process includes the ability to view indications of interest from both broker-dealer clients and, beginning in 2012, institutional investor clients inventory on our platform. Through the aggregated indication of interest inventory, clients can search for bonds of interest and engage in electronic transactions.

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

Central Limit Order Book

We have offered central limit order book (“CLOB”) style trading for bonds and CDS in the past. While the characteristics of the corporate bond market have not been conducive to continuous trading (as in equity markets), we believe there is a sub-set of actively traded bonds and CDS that could benefit from CLOB trading. We expect to re-introduce CLOB trading in 2013.

Client-to-Dealer Trading

U.S. High-Grade Corporate Bonds

Our U.S. high-grade corporate bond business consists of U.S. dollar-denominated investment-grade debt issued by corporations for distribution in the U.S. Both domestic and foreign institutional investors have access to U.S. high-grade corporate bond trading on our electronic trading platform. Our 2012 trading volume in the U.S. high-grade corporate bond market was $367.7 billion.

In the U.S. high-grade corporate bond market, 58 broker-dealers utilize our platform, including all of the top 20 broker-dealers as ranked by 2012 U.S. corporate bond new-issue underwriting volume. Our broker-dealer clients accounted for approximately 95% of the underwriting of newly-issued U.S. corporate bonds in 2012.

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

In the Eurobond credit market, defined as including European high-grade, high-yield and government bonds, 23 broker-dealers utilize our platform, including 17 of the top 20 broker-dealers as ranked by 2012 European corporate new-issue underwriting volume. On a typical day, institutional investors on our European corporate bond trading platform have access to over 120,000 lines of streaming pre-trade price indications on over 14,000 individual instruments covered on both the bid and offer side of the market. In a single inquiry, institutional investors can request bids or offers from up to six of the broker-dealers who participate on the European platform. While many of the trades conducted on our platform are made from the posted inventory, institutional investor clients are not restricted to trading only the bonds posted as inventory. To transact in a specific bond that does not appear in inventory, institutional investors can easily search our database and submit an online inquiry to their chosen broker-dealers, who can respond with live, executable prices. While, on average, institutional investor clients receive several bids or offers from broker-dealers in response to trade inquiries, some inquiries may not receive any bids or offers. Our 2012 trading volume in the Eurobond market was $34.5 billion.

Emerging Markets Bonds

Fifty-nine of our U.S. broker-dealer clients use our platform to trade emerging markets bonds. Four hundred ninety-three active institutional investor clients utilized our electronic trading platform to trade emerging markets bonds in 2012. These institutional investor clients are predominantly located in the U.S. and Europe. The emerging markets countries whose bonds were most frequently traded on our platform in 2012 were Brazil, Mexico, Venezuela, Russia and Argentina.

We also allow our institutional investor clients to transact Euroclear-eligible local currency denominated bonds issued by sovereign entities or corporations in countries that include Argentina, Brazil and Mexico.

Crossover and High-Yield Bonds

Fifty-nine of our U.S. broker-dealer clients use our platform to trade crossover and high-yield bonds. Trading in crossover and high-yield bonds uses many of the same features available in our U.S. high-grade corporate bond offering.

Agency Bonds

Forty-one of our U.S. broker-dealer clients use our platform to trade agency bonds. Trading in agency bonds uses many of the same features available in our U.S. high-grade corporate bond offering.

Credit Default Swaps

We offer trading on our platform for CDS indices, index options and single-names in both the U.S. and Europe through our traditional RFQ protocol. We are streaming executable dealer markets in CDS and European indices. Ten of our broker-dealer clients are providing streaming, executable CDS index prices. We have incorporated the request-for-market protocol and the streaming markets/click-to-trade protocol into an updated single-screen user interface, giving clients full flexibility in their means of execution. With these features, we believe that we have developed much of the core technology needed to meet the anticipated regulatory requirements under the Dodd-Frank Act.

Asset-Backed Securities

In 2011, we introduced trading in consumer-based asset-backed securities and non-agency residential and commercial mortgage-backed securities. Twelve of our U.S. broker-dealer clients use our platform to trade asset-backed securities. Trading in asset-backed securities uses many of the same features available in our U.S. high-grade corporate bond offerings.

Preferred Securities

In November 2010, we introduced trading in preferred securities. Seventeen of our U.S. broker-dealer clients use our platform to trade preferred securities. Trading in preferred securities uses many of the same features available in our U.S. high-grade corporate bond offering.

Dealer-to-Dealer Trading

Through our DealerAxess® platform, our broker-dealer clients can access liquidity provided by over 100 global, regional and specialist dealers. In addition to fully-disclosed RFQ trading, we offer an anonymous RFQ trading protocol for inter-dealer trading, helping dealers more efficiently manage their bond inventory. We offer trading across a wide range of fixed income products including high-grade, high-yield, emerging markets and U.S. agency bonds. Dealers active on our client-to-dealer platform benefit from existing trade routing rules and books, straight-through processing connectivity and trading APIs. Bond trades on DealerAxess® executed pursuant to the anonymous protocol are conducted with MarketAxess as riskless principal and cleared and settled by an independent clearing broker.

Information and Analytical Tools

Corporate BondTickerTM

Corporate BondTickerTM provides real-time TRACE data and enhances it with MarketAxess trade data and analytical tools in order to provide professional market participants with a comprehensive set of corporate bond price information. The data include trade time and sales information, including execution prices, as well as MarketAxess-estimated spread-to-Treasuries, for trades disseminated by the TRACE system. The data also include actual execution prices and spread-to-Treasury levels for U.S. high-grade corporate bond trades executed on the MarketAxess platform.

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

We also offer a comprehensive set of reports designed to review and monitor credit trading activity for institutional investor clients. These reports utilize extensive TRACE information and have a flexible interface to run and save in a variety of formats for both compliance and management reporting. For example, the best execution report provides a view of the savings generated by trading on our electronic trading platform and offers a quantitative measure of the value of price discovery from multiple dealers. The report allows clients to monitor performance against their own best execution policy. Our compliance product provides a printed history of each inquiry submitted through the MarketAxess trading platform.

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

Usage of our straight-through processing tools increased significantly during the last several years. The number of investor client STP connections increased from 180 as of December 31, 2008 to 325 as of December 31, 2012.

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

•

Other electronic trading platforms — There are numerous other electronic trading platforms currently in existence. Among others, Thomson TradeWeb and Bloomberg operate- multi-dealer to institutional investor trading platforms for both fixed income securities and derivatives. The New York Stock Exchange also offers exchange-style trading for corporate bonds. In addition, some broker-dealers and institutional investors operate proprietary electronic trading systems that enable institutional investors to trade directly with a broker-dealer, and/or with other institutional investors over an electronic medium. Additionally, as we expand our business into new products, we will likely come into more direct competition with other electronic trading platforms or firms offering traditional services.

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

Competitors, including companies in which some of our broker-dealer clients have invested, have developed electronic trading platforms or have announced their intention to explore the development of electronic trading platforms that compete or will compete with us. Furthermore, our broker-dealer clients have made, and may in the future continue to make investments in or enter into agreements with other businesses that directly or indirectly compete with us.

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

Furthermore, 325 of our institutional investor clients have built interfaces to enable them to communicate electronically between our platform and their order, portfolio management and accounting systems. We believe that this increases the reliance of these institutional investor clients on our services and creates significant competitive barriers to entry.

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

Intellectual Property

We rely upon a combination of copyright, patent, trade secret and trademark laws, written agreements and common law to protect our proprietary technology, processes and other intellectual property. Our software code, elements of our electronic trading platform, website and other proprietary materials are protected by copyright laws. We have been issued 11 patents, including five patents issued in 2009 covering our most significant trading protocols and other aspects of our trading system technology, and additional patents are pending.

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

We have obtained U.S. federal registration of the MarketAxess® name and logo, and the same mark and logo have been registered in several foreign jurisdictions. In addition, we have obtained U.S. federal registration for the marks AutoSpotting®, FrontPage®, Actives®, DealerAxess® and associated designs and have a number of other registered trademarks and service marks. Corporate BondTickerTM is a trademark we use, but it has not been registered.

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

In July 2010, the Dodd-Frank Act was signed into law. U.S. financial regulators are in the midst of an intense period of rulemaking that is required to implement the provisions of the Dodd-Frank Act, and market participants will need to make strategic decisions in an environment of regulatory uncertainty. Among the most significant aspects of the derivatives section of the Dodd-Frank Act are mandatory clearing of certain derivatives transactions (“swaps”) through regulated central clearing organizations and mandatory trading of those swaps through either regulated exchanges or swap execution facilities, in each case, subject to certain key exceptions. As with other parts of the Dodd-Frank Act, many of the details of the new regulatory regime relating to swaps are left to the regulators to determine through rulemaking. While we expect that the CFTC and SEC will adopt rules that detail the new regulatory regime regarding the swaps market place in 2013, no assurance can be given regarding when, or whether, such rules will be finalized and implemented. Subject to such rulemaking, we currently expect to establish and operate a swap execution facility and/or a security-based swap execution facility.

Regulation of the Non-U.S. Securities Industries and Investment Service Providers

The securities industry and financial markets in the U.K., the European Union and elsewhere are subject to extensive regulation. MarketAxess Europe Limited may fall within the scope of those regulations depending on the extent to which it is characterized as providing a regulated investment service.

Our principal regulator in the U.K. is the FSA. Our subsidiary, MarketAxess Europe Limited, is registered as a Multilateral Trading Facility (“MTF”) dealer with the FSA. Xtrakter Limited is registered, and upon consummation of the pending acquisition will continue to be registered, as an Approved Reporting Mechanism with the FSA. Xtrakter also has “recognized status” in France, the Netherlands and Belgium in connection with the submission of transaction reports to regulators.

The securities industry in the member states of the European Union is regulated by agencies in each member state. European Union measures provide for the mutual recognition of regulatory agencies and of prudential supervision making possible the grant of a single authorization for providers of investment services, which, in general, is valid throughout the European Union. As an FSA approved MTF, MarketAxess Europe Limited receives the benefit of this authorization.

Similar to the U.S., regulatory bodies in Europe and elsewhere are developing new rules for derivatives trading. For example, the European Parliament and the EU Council of Ministers endorsed an agreement that will, among other things, require central clearing of standardized OTC derivatives and the reporting of all derivatives (OTC or otherwise) to trade repositories. However, it is not yet clear whether there will be any requirement in the EU to trade standardized CDS contracts on regulated exchanges or trading platforms.

Our Canadian subsidiary, MarketAxess Canada Limited, is registered as an Alternative Trading System dealer under the Securities Act of Ontario and is a member of the Investment Industry Regulatory Organization of Canada.

Employees

As of December 31, 2012, we had 240 employees, 194 of whom were based in the U.S. and 46 of whom were based outside of the U.S., principally in the U.K. None of our employees is represented by a labor union. We consider our relationships with our employees to be good and have not experienced any interruptions of operations due to labor disagreements.

Company Information

MarketAxess was incorporated in Delaware in April 2000. Our Internet website address is www.marketaxess.com. Through our Internet website, we will make available, free of charge, the following reports as soon as reasonably practicable after electronically filing them with, or furnishing them to, the SEC: our annual report on Form 10-K; our quarterly reports on Form 10-Q; our current reports on Form 8-K; and amendments to those reports filed or furnished pursuant to Section 13(a) of the Securities Exchange Act of 1934, as amended. Our Proxy Statements for our Annual Meetings are also available through our Internet website. Our Internet website and the information contained therein or connected thereto are not intended to be incorporated into this Annual Report on Form 10-K. You may also obtain copies of our reports without charge by writing to:

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

The global financial services business is, by its nature, risky and volatile and is directly affected by many national and international factors that are beyond our control. Any one of these factors may cause a substantial decline in the U.S. and/or global financial services markets, resulting in reduced trading volume. These events could have a material adverse effect on our business, financial condition and results of operations. These factors include:

•	economic and political conditions in the United States, Europe and elsewhere;

•	adverse market conditions, including unforeseen market closures or other disruptions in trading;

•	broad trends in business and finance;

•	consolidation or contraction in the number of broker-dealers;

•	actual or threatened acts of war or terrorism or other armed hostilities;

•	concerns over inflation and weakening consumer confidence levels;

•	the availability of cash for investment by mutual funds and other wholesale and retail investors;

•	the level and volatility of interest and foreign currency exchange rates;

•	concerns over credit default or bankruptcy of one or more sovereign nations or corporate entities; and

•	legislative and regulatory changes.

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

•

respond effectively to the loss of any of our broker-dealer clients due to merger, consolidation, bankruptcy, liquidation or other cause, including, among other things, the collection of any amounts due from such clients;

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

From time to time we have and may introduce new fee plans for the U.S. high-grade corporate bond, Eurobond and other market segments in which we operate. Any new fee plan may include different fee structures or provide volume incentives. We cannot assure you that any new fee plans will result in an increase in the volume of transactions effected on our platform or that our revenues will increase as a result of the implementation of any such fee plans. It is possible that our broker-dealer or institutional investor clients could respond to a new fee plan by either reducing the amount of their business conducted on our platform or terminating their contractual relationship with us, which could have an adverse impact on our fees and otherwise have a material adverse effect on our business, financial condition and results of operations.

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

We have policies and procedures in place to identify and manage our credit risk. There can be no assurance that the policies and procedures we use to manage this credit risk will effectively mitigate our credit risk exposure. Some of our risk management procedures are reliant upon the evaluation of information regarding the fixed income markets, our clients or other relevant matters that are publicly available or otherwise acquired from third party sources. Such information may not be accurate, complete, or properly assessed and interpreted by us. If our risk management procedures fail, our business, financial condition and results of operations may be adversely affected. Furthermore, our insurance policies may not provide full protection from such risk.

We are dependent on our broker-dealer clients, who are not restricted from buying and selling fixed-income securities, directly or through their own proprietary or third-party platforms, with institutional investors.

We rely on our broker-dealer clients to provide product and liquidity on our electronic trading platform by posting bond prices on our platform for bonds in their inventory and responding to institutional investor client inquiries. The contractual obligations of our broker-dealer clients to us are minimal, non-exclusive and terminable by such clients. Our broker-dealer clients buy and sell fixed-income securities through traditional methods, including by telephone and e-mail messaging, and through other electronic trading platforms. Some of our broker-dealer clients have developed electronic trading networks that compete with us or have announced their intention to explore the development of such electronic trading networks, and most of our broker-dealer and institutional investor clients are involved in other ventures, including other electronic trading platforms or other distribution channels, as trading participants and/or as investors. These competing trading platforms may offer some features that we do not currently offer. Accordingly, there can be no assurance that such broker-dealers’ primary commitments will not be to one of our competitors. In addition, there has been significant consolidation among firms in the banking and financial services industries over the past several years. Further consolidation, instability, and layoffs in the financial services industry could result in a smaller client base and heightened competition.

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

We rely on our institutional investor clients to launch inquiries over our trading platform. A limited number of such clients can account for a significant portion of our trading volume. One institutional investor client accounted for approximately 13.5%, 14.6% and 15.8% of trading volumes during the years ended December 31, 2012, 2011 and 2010, respectively. This institutional investor client also beneficially owns approximately 7% of the outstanding shares of our common stock. The contractual obligations of our institutional investor clients to us are minimal, non-exclusive and terminable by such clients. Our institutional investor clients buy and sell fixed-income securities through traditional methods, including by telephone and e-mail messaging, and through other electronic trading platforms.

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

Our electronic trading platform involves the storage and transmission of our clients’ proprietary information. The secure storage and transmission of confidential information over public networks is a critical element of our operations. Cyber attacks on our systems or the systems of our third party service providers could expose us to a risk of misappropriation of this information, leading to litigation and possible liability. If our security measures are breached as a result of third-party action, employee error, malfeasance or otherwise, and, as a result, someone obtains unauthorized access to trading or other confidential information, our reputation could be damaged, our business may suffer and we could incur significant liability. Any such breach could compromise our networks and the information stored there could be accessed, publicly disclosed, lost or stolen. Because techniques used to obtain unauthorized access or to sabotage computer systems change frequently and generally are not recognized until launched against a target, we may be unable to anticipate these techniques or to implement adequate preventive measures. Any cybersecurity breach may have a material adverse effect on our business, financial condition and results of operations. A cyber attack or security breach on our system or that of a third party service provider could manifest in different ways and could lead to any number of harmful consequences, including but not limited to:

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

Intellectual property is critical to our success and ability to compete, and if we fail to protect our intellectual property rights adequately, our competitors might gain access to our technology. We rely primarily on a combination of patent, copyright, trademark and trade secret laws in the United States and other jurisdictions, as well as license agreements, third-party non-disclosure and other agreements and other contractual provisions and technical measures to protect our intellectual property rights. We attempt to negotiate beneficial intellectual property ownership provisions in our contracts and also require employees, consultants, advisors and collaborators to enter into confidentiality agreements in order to protect the confidentiality of our proprietary information. We have received 11 patents and have filed patent applications covering aspects of our technology and/or business, but can give no assurances that any such patents will protect our business and processes from competition or that the patents applied for will be issued. Additionally, laws and our contractual terms may not be sufficient to protect our technology from use or theft by third parties. For instance, a third party might reverse engineer or otherwise obtain and use our technology without our permission and without our knowledge, thereby infringing our rights and allowing competitors to duplicate or replicate our products. Furthermore, we cannot assure you that these protections will be adequate to prevent our competitors from independently developing technologies that are substantially equivalent or superior to our technology.

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

We have in the past and may in the future acquire or invest in companies, products or technologies that we believe are strategic. On October 26, 2012, we entered into an agreement to acquire all of the outstanding shares of Xtrakter. We may not be able to identify, negotiate or finance any future acquisition or investment successfully. Even if we do succeed in acquiring or investing in a business, product or technology, such acquisitions and investments, including the pending Xtrakter acquisition, may involve a number of risks, including:

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

•

there may be client confusion if our services overlap with those of the acquired company and we may have difficulty retaining key customers, vendors and other business partners of the acquired business;

•	our ongoing business and management’s attention may be disrupted or diverted by transition or integration issues and the complexity of managing geographically or culturally diverse enterprises;

•	we may have difficulty maintaining uniform standards, controls, procedures and policies across locations;

•	significant decrease in our cash reserves;

•	entry into markets in which we have limited experience and where competitors hold stronger market positions;

•	inability to achieve the financial and strategic goals for the acquired and combined businesses;

•	inability to take advantage of anticipated tax benefits;

•	incurring unanticipated acquisition-related costs or amortization costs for acquired intangible assets that could impact our operating results;

•	potential additional exposure to fluctuations in currency exchange rates;

•

potential failure of the due diligence processes to identify significant problems, liabilities or other challenges of an acquired company or product, including but not limited to, issues with the acquired company’s intellectual property, product quality or product architecture, data back-up and security (including security from cyber-attacks), privacy practices, revenue recognition or other accounting practices, employee, customer or partner issues or legal and financial contingencies;

•

exposure to litigation or other claims in connection with, or inheritance of claims or litigation risk as a result of, an acquisition, including but not limited to, claims from terminated employees, customers, former stockholders or other third parties;

•	incurring significant exit charges if acquired products or services are unsuccessful;

•	potential inability to certify that internal controls over financial reporting are effective;

•	potential inability to obtain, or obtain in an efficient manner, approvals from applicable governmental authorities, which could delay or prevent such acquisitions; and

•	potential incompatibility of business cultures.

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

We have two major operating subsidiaries, MarketAxess Corporation and MarketAxess Europe Limited. MarketAxess Corporation and MarketAxess Europe Limited are subject to U.S. and U.K. regulations as a registered broker-dealer and as a multilateral trading facility, respectively, which prohibit repayment of borrowings from the Company or affiliates, paying cash dividends, making loans to the Company or affiliates or otherwise entering into transactions that result in a significant reduction in regulatory net capital or financial resources, without prior notification to or approval from such subsidiary’s principal regulator. Xtrakter is registered, and upon consummation of the pending acquisition will continue to be registered, as an Approved Reporting Mechanism with the FSA. Xtrakter also has “recognized status” in France, the Netherlands and Belgium in connection with the submission of transaction reports to regulators.

In addition, as a result of the global financial crisis and other recent events in the financial industry, there is a greater likelihood of legislative and regulatory action to increase government oversight of the financial services industry. For example, during 2010 the Dodd-Frank Act was signed into law. The Dodd-Frank Act creates an entirely new structure for the trading of over-the-counter derivatives, a market in which we currently operate. Among other things, the Dodd-Frank Act mandates that clearable swaps trade on a board of trade designated as a contract market or a securities exchange or through a “swap execution facility,” or SEF (in each case, subject to certain key exceptions). While we expect that the CFTC and SEC will adopt rules that detail the new regulatory regime regarding the swaps market place in 2013, no assurance can be given regarding when, or whether, such rules will be finalized and implemented. Subject to such rulemaking, we intend to establish, register and operate a swap execution facility and/or a security-based swap execution facility.

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

Our international operations are also subject to the legal, economic and market risks associated with geopolitical uncertainties in other regions of the world, including but not limited to the risk of war, inter and intra national conflict, economic crises and terrorism. For example, the sovereign debt crisis in Europe may have a material adverse effect on our business. Increased government deficits and debt levels along with ratings downgrades sparked fears in the global financial markets of default by Euro zone nations, leading to increased yields on government bonds and resulting in a more difficult trading environment for European corporate bonds. Due, in part, to the crisis and competitive environment in Europe, trading volume in our Eurobond product has significantly decreased. We reduced the monthly distribution fees paid by our European broker-dealer market makers effective March 1, 2012 in order to encourage Eurobond trading, which resulted in decreased monthly distribution fee revenues. Despite our efforts, Eurobond trading volumes continued to decline. There is no assurance that Eurobond trading volumes and revenues will not continue to decline despite this change and any other efforts we may undertake.

In addition, we must comply with the laws, regulations and registration rules of the Financial Services Authority in the U.K. and foreign governments and regulatory bodies for each country in which we conduct business. Similar to the U.S., regulatory bodies in Europe and elsewhere are developing new rules for derivatives trading. For example, the European Parliament and the EU Council of Ministers endorsed an agreement that will, among other things, require central clearing of standardized OTC derivatives and the reporting of all derivatives (OTC or otherwise) to trade repositories. However, it is not yet clear whether there will be any requirement in the EU to trade standardized CDS contracts on regulated exchanges or trading platforms.

We cannot predict what future actions the U.S., U.K. and other regulatory bodies might take, or the impact that any such actions may have on our business. Our compliance with these changing laws and regulations may be costly and time-consuming and may have a material adverse effect on our clients’ trading activities on our platform.

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

Our growth initiatives may place significant strain on management and other resources.

We have expanded our business activities and operations over the last several years. Continued growth, both domestic and international, will require further investment in management and new personnel, infrastructure and compliance systems. The expansion of our international operations involves risks that may have an adverse effect on our business and operations, such as the challenge of effectively managing and staffing our international operations, complying with increased and varied regulatory requirements and entering new markets. In particular, we may not be successful in implementing all of the necessary processes to support and manage the pending Xtrakter acquisition. For a detailed discussion of the risks associated with our pending acquisition of Xtrakter, see the Risk Factor captioned “If we acquire or invest in other businesses, products or technologies, we may be unable to integrate them with our business, our financial performance may be impaired or we may not realize the anticipated financial and strategic goals for any such transactions.”

We may not be able to manage our growth efficiently, which could result in our expansion costs increasing at a faster rate than our revenues and distracting management from our core business and operations. If we cannot successfully implement the necessary processes to support and manage new initiatives, our business, financial condition and results of operations may suffer.

In the event of employee error or misconduct, our business may be harmed.

Employee misconduct or error could expose us to significant liability, financial losses, regulatory sanctions and reputational harm. Over the past few years, there have been several high-profile cases involving fraud or misconduct by employees of financial services firms. Our employees could carry out improper activities on behalf of our clients, or use proprietary client or company information for personal or other improper or illegal uses. Employee errors also expose us to the risk of material loss until such errors are detected and unauthorized transactions or improper activities are reversed.

Errors and misconduct by our current or former employees could cause us to suffer financial losses, regulatory sanctions and reputational harm. The precautions we take to monitor and prevent employee errors and misconduct may not be effective in all cases.

We cannot predict our future capital needs or our ability to obtain additional financing if we need it.

Our business is dependent upon the availability of adequate funding and regulatory capital under applicable regulatory requirements. Although we believe that our available cash resources and borrowing capacity under our credit facility are sufficient to meet our presently anticipated liquidity needs and capital expenditure requirements for at least the next 12 months, we may in the future need to raise additional funds to, among other things:

•	support more rapid growth of our business;

•	develop new or enhanced services and products;

•	fund operating losses;

•	respond to competitive pressures;

•	acquire complementary companies or technologies;

•	enter into strategic alliances;

•	increase the regulatory net capital necessary to support our operations; or

•	respond to unanticipated or changing capital requirements.

We expect that debt financing, if available at all, would likely be pursuant to the terms of our credit agreement with JPM, which includes restrictive covenants with respect to dividends, issuances of additional capital and other financial and operational matters related to our business. For a detailed discussion of the risks associated with our credit agreement, see the Risk Factor captioned “Our credit agreement contains restrictive and financial covenants that limit our operating flexibility, and we may incur additional debt in the future that may include similar or additional restrictions.”

In the future, we may not be able to obtain additional financing, if needed, in amounts or on terms acceptable to us, if at all. If sufficient funds are not available or are not available on terms acceptable to us, our ability to fund our expansion, take advantage of acquisition opportunities, develop or enhance our services or products, or otherwise respond to competitive pressures would be significantly limited. These limitations could have a material adverse effect on our business, financial condition and results of operations.

Our credit agreement contains restrictive and financial covenants that could limit our operating flexibility, and we may incur additional debt in the future that may include similar or additional restrictions.

We are party to a credit agreement with JPMorgan that provides for revolving loans and letters of credit up to an aggregate of $50.0 million. Subject to satisfaction of certain specified conditions, we are permitted to upsize the credit agreement by an additional $50.0 million in total. Our credit agreement contains certain covenants that, among other things, restrict our ability to take certain actions, even if we believe them to be in our best interests. These covenants restrict or prohibit, among other things, our ability to:

•	incur or guarantee additional debt;

•	create or incur liens;

•	change our line of business;

•	sell or transfer assets;

•	make certain investments or acquisitions;

•	pay dividends or distributions, redeem or repurchase our equity or make certain other restricted payments;

•	consummate a merger or consolidation;

•	enter into certain swap, derivative or similar transactions;

•	enter into certain transactions with affiliates; and

•	incur restrictions on our ability to grant liens or, in the case of subsidiaries, pay dividends or other distributions.

We are also required by our credit agreement to maintain a maximum consolidated leverage ratio and a minimum consolidated interest coverage ratio. We cannot assure you that we will be able to meet these requirements or satisfy these covenants in the future. A breach of any of these covenants or the inability to comply with the required financial covenants could result in an event of default under the credit agreement. If any such event of default occurs, the lender under the credit agreement could elect to declare all amounts outstanding and accrued and unpaid interest under the credit agreement to be immediately due and payable, and could foreclose on the assets securing the credit agreement. The lender would also have the right in these circumstances to terminate any commitments it has to provide further credit extensions. We may incur other indebtedness in the future that may contain financial or other covenants more restrictive than those applicable to the credit agreement.

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

Fluctuations in foreign currency exchange rates may adversely affect our financial results.

We conduct operations in several different countries, including the U.S. and the U.K., and substantial portions of our revenues, expenses, assets and liabilities are denominated in U.S. dollars, pounds sterling and euros. Since our consolidated financial statements are presented in U.S. dollars, we must translate revenues, income and expenses, as well as assets and liabilities, into U.S. dollars at exchange rates in effect during or at the end of each reporting period. Accordingly, increases or decreases in the value of the U.S. dollar against the other currencies will affect our net operating revenues, operating income and the value of balance sheet items denominated in foreign currencies.

Although we have entered into foreign currency forward contracts to hedge the exposure to variability in foreign currency cash flows and may enter into additional hedging transactions in the future to help mitigate our foreign exchange risk exposure, these hedging arrangements may not be effective, particularly in the event of inaccurate forecasts of the levels of our non-U.S. denominated assets and liabilities. Accordingly, if there are adverse movements in exchange rates, we may suffer significant losses, which would adversely affect our operating results and financial condition.

As a public company, we are subject to certain financial and corporate governance requirements that may be difficult for us to satisfy and may divert management’s attention from our business.

We are subject to the requirements of Section 404 of the Sarbanes-Oxley Act of 2002 (“SOX”) and the related SEC rules and regulations that call for our management to conduct an annual assessment and report on the effectiveness of our internal controls over financial reporting. Our independent registered public accounting firm must also issue an annual report addressing the operating effectiveness of the Company’s internal controls over financial reporting.

While our internal controls over financial reporting currently meet the standards set forth in SOX, failure to maintain an effective internal control environment could have a material adverse effect on our business, financial condition and results of operations. We cannot be certain of our ability to continue to comply with the requirements of SOX. If we are unable to continue to comply with the requirements of SOX in an efficient manner, we may be subject to regulatory action. In addition, in the event that we identify a material weakness, there can be no assurance that we would be able to remediate such material weakness in an efficient manner. Moreover, if we are unable to assert that our internal control over financial reporting is effective in any future period (or if our auditors are unable to issue an opinion on the effectiveness of our internal controls), we could suffer reputational harm and incur significant expenses to restructure our internal controls over financial reporting, which may have a material adverse effect on us.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Our corporate headquarters and principal U.S. offices are located at 299 Park Avenue, New York, New York, where we lease 27,900 square feet under sequential leases expiring in February 2022. We also collectively lease approximately 21,600 square feet for our other office locations in the U.S., United Kingdom, Brazil, Hong Kong and Singapore under various leases expiring between September 2013 and November 2020.

Item 3. Legal Proceedings.

We assess liabilities and contingencies in connection with outstanding legal proceedings, if any, utilizing the latest information available. For matters where it is probable that we will incur a material loss and the amount can be reasonably estimated, we would establish an accrual for the loss. Once established, the accrual would be adjusted to reflect any relevant developments. When a loss contingency is not both probable and estimable, we would not establish an accrual.

On January 2, 2013, a former employee filed a complaint against us with the U.S. Department of Labor alleging retaliatory employment practices in violation of the whistleblower provisions of the Sarbanes-Oxley Act. The relief sought includes, among other things, reinstatement, back pay and compensatory and punitive damages.

We believe the complaint is without merit and we intend to vigorously defend against the allegations. Given the preliminary stage and the inherent uncertainty of the potential outcome of such proceedings, we cannot estimate the reasonably possible range of loss at this time. Based on the available information, we believe that the low end of the reasonably possible range of loss is zero and, accordingly, no loss accrual has been provided in our accompanying financial statements.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Price Range

Our common stock trades on the NASDAQ Global Select Market under the symbol “MKTX”. The range of closing price information for our common stock, as reported by NASDAQ, was as follows:

2012:	High	Low
January 1, 2012 to March 31, 2012	$37.79	$29.26
April 1, 2012 to June 30, 2012	$37.65	$26.22
July 1, 2012 to September 30, 2012	$34.00	$26.88
October 1, 2012 to December 31, 2012	$35.30	$29.00

2011:	High	Low
January 1, 2011 to March 31, 2011	$24.19	$19.78
April 1, 2011 to June 30, 2011	$25.22	$21.00
July 1, 2011 to September 30, 2011	$30.75	$23.41
October 1, 2011 to December 31, 2011	$31.16	$24.57

On February 20, 2013, the last reported closing price of our common stock on the NASDAQ Global Select Market was $39.60.

Holders

There were 33 holders of record of our common stock as of February 20, 2013.

Dividend Policy

We initiated a regular quarterly dividend in the fourth quarter of 2009. During 2012 and 2011, we paid quarterly cash dividends of $0.11 per share and $0.09 per share, respectively. On December 27, 2012, we paid a special dividend of $1.30 per share. In January 2013, our Board of Directors approved a quarterly cash dividend of $0.13 per share payable on February 28, 2013 to stockholders of record as of the close of business on February 14, 2013. Any future declaration and payment of dividends will be at the sole discretion of our Board of Directors. The Board of Directors may take into account such matters as general business conditions, our financial results, capital requirements, and contractual, legal, and regulatory restrictions on the payment of dividends to our stockholders or by our subsidiaries to the parent and any other such factors as the Board of Directors may deem relevant.

Recent Sales of Unregistered Securities

None.

Securities Authorized for Issuance Under Equity Compensation Plans

Please see the section entitled “Equity Compensation Plan Information” in Item 12.

Issuer Purchases of Equity Securities

During the quarter ended December 31, 2012, we repurchased the following shares of common stock:

			Total Number of	Dollar Value of
			Shares Purchased	Shares That May
	Total Number of	Average Price	as Part of Publicly	Yet Be Purchased
Period	Shares Purchased	Paid per Share	Announced Plans	Under the Plans
				(In thousands)
October 1, 2012 — October 31, 2012	—	$—	—	$8,377
November 1, 2012 — November 30, 2012	82,703	29.68	82,703	5,922
December 1 , 2012 — December 31, 2012	2,500	30.01	2,500	5,847

	85,203	$29.69	85,203

In October 2011, the Board of Directors of the Company authorized a share repurchase program for up to $35.0 million of the Company’s common stock. As of December 31, 2012, a total of 955,342 shares were repurchased at an aggregate cost of $29.2 million, including 717,344 shares repurchased in 2012. Shares repurchased under the program will be held in treasury for future use. The share repurchase program has an expiration date of January 1, 2014.

STOCK PERFORMANCE GRAPH

The following graph shows a comparison from December 31, 2007 through December 31, 2012 of the cumulative total return for (i) our common stock, (ii) the NASDAQ Composite Index and (iii) the Dow Jones US Financial Services Index. The performance graph and related information shall not be deemed “soliciting material” or to be “filed” with the SEC, nor shall such information be incorporated by reference into any future filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, each as amended, except to the extent that the Company specifically incorporates it by reference into such filing.

The figures in this graph assume an initial investment of $100 in our common stock and in each index on December 31, 2007, and that all quarterly dividends were reinvested. The returns illustrated below are based on historical results during the period indicated and should not be considered indicative of future stockholder returns.

Item 6. Selected Financial Data.

The selected statements of operations data for each of the years ended December 31, 2012, 2011 and 2010 and the selected balance sheet data as of December 31, 2012 and 2011 have been derived from our audited financial statements included elsewhere in this Annual Report on Form 10-K. The selected statements of operations data for the years ended December 31, 2009 and 2008, and the balance sheet data as of December 31, 2010, 2009 and 2008 have been derived from our audited financial statements not included in this Annual Report on Form 10-K.

	Year Ended December 31,
	2012	2011	2010	2009	2008
	(In thousands, except per share amounts)
Statements of Operations Data:
Revenues
Commissions (1)	$174,199	$155,444	$122,180	$96,132	$73,528
Technology products and services (2)	12,351	14,310	13,648	9,778	8,555
Information and user access fees	7,435	7,199	6,681	6,252	6,025
Interest income	1,058	1,229	1,192	1,222	3,478
Other (3)	3,161	2,917	2,527	1,055	1,499

Total revenues	198,204	181,099	146,228	114,439	93,085

Expenses
Employee compensation and benefits	60,361	58,786	56,446	50,274	43,810
Depreciation and amortization	8,233	6,781	6,350	6,790	7,879
Technology and communications	12,766	10,912	9,982	8,436	8,311
Professional and consulting fees	13,081	10,138	8,503	6,869	8,171
Occupancy	3,012	2,921	2,997	3,129	2,891
Marketing and advertising	5,470	4,882	3,075	2,882	3,032
General and administrative	8,595	7,946	7,965	6,010	6,157

Total expenses	111,518	102,366	95,318	84,390	80,251

Income before income taxes	86,686	78,733	50,910	30,049	12,834
Provision for income taxes (4)	26,617	31,029	19,482	13,947	4,935

Net income	$60,069	$47,704	$31,428	$16,102	$7,899

Net income per common share:
Basic	$1.65	$1.29	$0.86	$0.44	$0.23
Diluted (4)	$1.59	$1.20	$0.80	$0.42	$0.22
Weighted average number of shares of common stock outstanding:
Basic	36,516	37,006	33,159	33,264	32,831
Diluted	37,816	39,608	39,051	38,082	35,737

Cash dividends per share	$1.74	$0.36	$0.28	$0.07	$—

	As of December 31,
	2012	2011	2010	2009	2008
	(In thousands)
Balance Sheet Data:
Cash and cash equivalents and securities available-for-sale	$180,116	$247,730	$197,546	$174,338	$142,550
Working capital (5)	180,650	253,907	191,482	170,060	137,390
Total assets	279,841	349,458	299,521	277,286	246,428

(1)	Commissions include monthly distribution fees and commissions from the trading of U.S. high-grade bonds and Eurobonds, emerging markets bonds, crossover and high-yield bonds, agency bonds, asset-backed securities and preferred stock.
(2)	Technology products and services include software licenses, maintenance and support services and professional consulting services. Revenues are principally derived from Greenline, acquired in March 2008.
(3)	Other revenues consist primarily of telecommunications line charges to broker-dealer clients, initial set-up fees and other miscellaneous revenues.
(4)	In 2012, we recognized a favorable income tax adjustment of $6.7 million, or $0.18 per share, relating to certain previously unrecognized tax benefits.
(5)	Working capital is defined as current assets minus current liabilities. Current assets consist of cash and cash equivalents, securities available-for-sale, accounts receivable and prepaid and other expenses (excludes cash provided as collateral). Current liabilities consist of accrued employee compensation, deferred revenue, and accounts payable, accrued expenses and other liabilities.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with “Selected Financial Data” and our consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K. In addition to historical information, this discussion and analysis contains forward-looking statements relating to future events and the future performance of MarketAxess that are based on our current expectations, assumptions, estimates and projections about us and our industry. These forward-looking statements involve risks and uncertainties. Our actual results and timing of various events could differ materially from those anticipated in such forward-looking statements as a result of a variety of factors, as more fully described in this section, in “Item 1A. — Risk Factors” and elsewhere in this Annual Report on Form 10-K. We undertake no obligation to update publicly any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.

Executive Overview

MarketAxess operates a leading electronic trading platform that allows investment industry professionals to efficiently trade corporate bonds and other types of fixed-income instruments. Our approximately 1,000 active institutional investor clients (firms that executed at least one trade in U.S. or European fixed-income securities through our electronic trading platform during 2012) include investment advisers, mutual funds, insurance companies, public and private pension funds, bank portfolios, broker-dealers and hedge funds. Our 87 broker-dealer market-maker clients provide liquidity on the platform and include most of the leading broker-dealers in global fixed-income trading. The Company also executes certain bond transactions between and among institutional investor and broker-dealer clients on a riskless principal basis by serving as counterparty to both the buyer and the seller in matching back-to-back trades, which then settle through a third-party clearing organization. Through our Corporate BondTicker™ service, we provide fixed-income market data, analytics and compliance tools that help our clients make trading decisions. In addition, we provide FIX (Financial Information eXchange) message management tools, connectivity solutions and ancillary technology services that facilitate the electronic communication of order information between trading counterparties. Our revenues are primarily generated from the trading of U.S. high-grade corporate bonds.

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

The majority of our revenues are derived from monthly distribution fees and commissions for trades executed on our platform that are billed to our broker-dealer clients on a monthly basis. We also derive revenues from technology products and services, information and user access fees, investment income and other income. Our expenses consist of employee compensation and benefits, depreciation and amortization, technology and communication costs, professional and consulting fees, occupancy, marketing and advertising and other general and administrative expenses.

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

•

to continue to supplement our internal growth by entering into strategic alliances, or acquiring businesses or technologies that will enable us to enter new markets, provide new products or services, or otherwise enhance the value of our platform to our clients. On October 26, 2012, we entered into an agreement to acquire all of the outstanding shares of Xtrakter Limited (“Xtrakter”) from Euroclear S.A./N.V. Xtrakter is a U.K.-based provider of regulatory transaction reporting, financial market data and trade matching services to the European securities markets. The acquisition of Xtrakter will provide us with an expanded set of technology solutions ahead of incoming regulatory mandates from the Markets in Financial Instruments Directive in Europe.

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

Competitive Landscape

The global fixed-income securities industry generally, and the electronic financial services markets in which we engage, in particular, are highly competitive, and we expect competition to intensify in the future. Sources of competition for us will continue to include, among others, bond trading conducted directly between broker-dealers and their institutional investor clients over the telephone or electronically and other multi-dealer trading companies. Competitors, including companies in which some of our broker-dealer clients have invested, have developed electronic trading platforms or have announced their intention to explore the development of electronic platforms that may compete with us.

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

In July 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) was signed into law. U.S. financial regulators are in the midst of an intense period of rulemaking that is required to implement the provisions of the Dodd-Frank Act, and market participants will need to make strategic decisions in an environment of regulatory uncertainty. Among the most significant aspects of the derivatives section of the Dodd-Frank Act are mandatory clearing of certain derivatives transactions (“swaps”) through regulated central clearing organizations and mandatory trading of those swaps through either regulated exchanges or swap execution facilities, in each case, subject to certain key exceptions. As with other parts of the Dodd-Frank Act, many of the details of the new regulatory regime relating to swaps are left to the regulators to determine through rulemaking. While the U.S. Commodity Futures Trading Commission and the SEC have adopted a number of rules that implement certain aspects of the new regulatory regime regarding the swaps market place, no assurance can be given regarding when, or whether, the remaining rules, including, among others, the rules regarding swap execution facilities and security-based swap execution facilities, will be finalized or implemented. Subject to such rulemaking, we currently expect to establish and operate a swap execution facility and/or a security-based swap execution facility.

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

Similar to the U.S., regulatory bodies in Europe and elsewhere are developing new rules for derivatives trading. For example, the European Parliament and the EU Council of Ministers endorsed an agreement that will, among other things, require central clearing of standardized OTC derivatives and the reporting of all derivatives (OTC or otherwise) to trade repositories. However, it is not yet clear whether there will be any requirement in the EU to trade standardized CDS contracts on regulated exchanges or trading platforms.

Rapid Technological Changes

We must continue to enhance and improve our electronic trading platform. The electronic financial services industry is characterized by increasingly complex systems and infrastructures and new business models. Our future success will depend on our ability to enhance our existing products and services, develop and/or license new products and technologies that address the increasingly sophisticated and varied needs of our broker-dealer and institutional investor clients and prospective clients and respond to technological advances and emerging industry standards and practices on a cost-effective and timely basis. We have received 11 patents covering our most significant trading protocols and other aspects of our trading system technology and additional patents are pending.

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

U.S. High-Grade Corporate Bond Commissions. Our U.S. high-grade corporate bond fee plans for fully electronic trades generally incorporate monthly distribution fees and variable transaction fees billed to our broker-dealer clients on a monthly basis. Certain dealers participate in fee programs that do not contain monthly distribution fees and instead incorporate additional per transaction execution fees and minimum monthly fee commitments. Under the fee plans, we electronically add the transaction fee to the spread quoted by the broker-dealer client. The U.S. high-grade transaction fee is generally designated in basis points in yield and, as a result, is subject to fluctuation depending on the duration of the bond traded. The average U.S. high-grade fees per million may vary in the future due to changes in yield and years-to-maturity of bonds traded on our platform.

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

Results of Operations

Year Ended December 31, 2012 Compared to Year Ended December 31, 2011

Overview

Total revenues increased by $17.1 million or 9.4% to $198.2 million for the year ended December 31, 2012 from $181.1 million for the year ended December 31, 2011. This increase in total revenues was primarily due to an increase in commissions of $18.8 million.

Total expenses increased by $9.2 million or 8.9% to $111.5 million for the year ended December 31, 2012 from $102.4 million for the year ended December 31, 2011. The increase was primarily due to higher professional and consulting fees of $2.9 million, technology and communications expense of $1.9 million, employee compensation and benefits expense of $1.6 million and amortization and depreciation expenses of $1.5 million.

Income before taxes increased by $8.0 million or 10.1% to $86.7 million for the year ended December 31, 2012 from $78.7 million for the year ended December 31, 2011. Net income increased by $12.4 million or 25.9% to $60.1 million for the year ended December 31, 2012 from $47.7 million for the year ended December 31, 2011.

Revenues

Our revenues for the years ended December 31, 2012 and 2011, and the resulting dollar and percentage changes, were as follows:

	Year Ended December 31,
	2012		2011
		% of		% of	$	%
	$	Revenues	$	Revenues	Change	Change
	($ in thousands)
Commissions	$174,199	87.9%	$155,444	85.8%	$18,755	12.1%
Technology products and services	12,351	6.2	14,310	7.9	(1,959)	(13.7)
Information and user access fees	7,435	3.8	7,199	4.0	236	3.3
Investment income	1,058	0.5	1,229	0.7	(171)	(13.9)
Other	3,161	1.6	2,917	1.6	244	8.4

Total revenues	$198,204	100.0%	$181,099	100.0%	$17,105	9.4%

Commissions. Our commission revenues for the years ended December 31, 2012 and 2011, and the resulting dollar and percentage changes, were as follows:

	Year Ended December 31,
			$	%
	2012	2011	Change	Change
	($ in thousands)
Variable transaction fees
U.S. high-grade	$72,272	$59,351	$12,921	21.8%
Eurobond	2,521	3,650	(1,129)	(30.9)
Emerging markets, high-yield and other	40,088	28,714	11,374	39.6

Total variable transaction fees	114,881	91,715	23,166	25.3

Distribution fees
U.S. high-grade	49,691	49,580	111	0.2
Eurobond	9,627	14,149	(4,522)	(32.0)
Total distribution fees	59,318	63,729	(4,411)	(6.9)

Total commissions	$174,199	$155,444	$18,755	12.1%

Due in part to the continuing sovereign debt concerns and the competitive environment in Europe, trading volume in our Eurobond product significantly decreased over the past several years. Monthly distribution fees paid by most of our European broker-dealer market makers were reduced effective March 1, 2012, but the dealer variable fee schedule remained unchanged. Several additional European broker-dealer market-makers remain on the original fee plan and may move to the new fee plan in the future.

The following table shows the extent to which the increase in commissions for the year ended December 31, 2012 was attributable to changes in transaction volumes, variable transaction fees per million and distribution fees:

	Change from Year Ended December 31, 2011
	U.S.		Emerging Markets,
	High-Grade	Eurobond	High-Yield and Other	Total
	(In thousands)
Volume increase (decrease)	$8,095	$(237)	$3,989	$11,847
Variable transaction fee per million increase (decrease)	4,826	(892)	7,385	11,319
Monthly distribution fees increase (decrease)	111	(4,522)	—	(4,411)

Total commissions increase (decrease)	$13,032	$(5,651)	$11,374	$18,755

Our trading volume for each of the years presented was as follows:

	Year Ended December 31,
			$	%
	2012	2011	Change	Change
Trading Volume Data (in millions)
U.S. high-grade—fixed rate	$355,087	$311,758	$43,329	13.9%
U.S. high-grade—floating rate	12,603	11,802	801	6.8

Total U.S. high-grade	367,690	323,560	44,130	13.6
Eurobond	34,538	36,933	(2,395)	(6.5)
Emerging markets, high-yield and other	187,368	164,514	22,854	13.9

Total	$589,596	$525,007	$64,589	12.3%

Number of U.S. Trading Days	248	250
Number of U.K. Trading Days	252	251

For volume reporting purposes, transactions in foreign currencies are converted to U.S. dollars at average monthly rates. The 13.6% increase in U.S. high-grade volume was principally due to an increase in the Company’s estimated market share of total U.S. high-grade corporate bond volume as reported by TRACE from 11.1% for the year ended December 31, 2011 to 12.4% for the year ended December 31, 2012. Estimated TRACE U.S. high-grade volume for the year ended December 31, 2012 was $3.0 trillion, an increase of approximately 1.6% from the year ended December 31, 2011. Our Eurobond volumes decreased by 6.5% for the year ended December 31, 2012 compared to the year ended December 31, 2011 due, in part, to unfavorable market conditions in the European region. Emerging markets, high-yield and other volume increased by 13.9% for the year ended December 31, 2012 compared to the year ended December 31, 2011, primarily due to higher emerging markets and high-yield bond volumes.

Our average variable transaction fee per million for the years ended December 31, 2012 and 2011 was as follows:

	Year Ended December 31,
	2012	2011
Average Variable Transaction Fee Per Million
U.S. high-grade—fixed rate	$202	$190
U.S. high-grade—floating rate	34	22
Total U.S. high-grade	197	183
Eurobond	73	99
Emerging markets, high-yield and other	214	175
Total	195	175

The U.S. high-grade average variable transaction fee per million increased to $197 per million for the year ended December 31, 2012 from $183 per million for the year ended December 31, 2011. The change was primarily due to an increase in the duration of bonds traded. Eurobond average variable transaction fee per million decreased to $73 per million for the year ended December 31, 2012 from $99 per million for the year ended December 31, 2011. Emerging markets, high-yield and other average variable transaction fee per million increased to $214 per million for the year ended December 31, 2012 from $175 per million for the year ended December 31, 2011, primarily due to a larger percentage of volume in products that carry higher fees per million, principally emerging markets and high-yield bonds.

Technology Products and Services. Technology products and services revenues decreased by $2.0 million or 13.7% to $12.4 million for the year ended December 31, 2012 from $14.3 million for the year ended December 31, 2011. The decrease was primarily a result of lower technology integration consulting services and lower software license sales primarily due to a shift to a rental software license model.

Information and User Access Fees. Information and user access fees increased by $0.2 million or 3.3% to $7.4 million for the year ended December 31, 2012 from $7.2 million for the year ended December 31, 2011.

Investment Income. Investment income decreased by $0.1 million or 13.9% to $1.1 million for the year ended December 31, 2012 from $1.2 million for the year ended December 31, 2011.

Other. Other revenues increased by $0.2 million or 8.4% to $3.2 million for the year ended December 31, 2012 from $2.9 million for the year ended December 31, 2011.

Expenses

Our expenses for the years ended December 31, 2012 and 2011, and the resulting dollar and percentage changes, were as follows:

	Year Ended December 31,
	2012		2011
		% of		% of	$	%
	$	Revenues	$	Revenues	Change	Change
	($ in thousands)
Expenses
Employee compensation and benefits	$60,361	30.5%	$58,786	32.5%	$1,575	2.7%
Depreciation and amortization	8,233	4.2	6,781	3.7	$1,452	21.4
Technology and communications	12,766	6.4	10,912	6.0	$1,854	17.0
Professional and consulting fees	13,081	6.6	10,138	5.6	$2,943	29.0
Occupancy	3,012	1.5	2,921	1.6	$91	3.1
Marketing and advertising	5,470	2.8	4,882	2.7	$588	12.0
General and administrative	8,595	4.3	7,946	4.4	$649	8.2

Total expenses	$111,518	56.3%	$102,366	56.5%	$9,152	8.9%

Employee Compensation and Benefits. Employee compensation and benefits increased by $1.6 million or 2.7% to $60.4 million for the year ended December 31, 2012 from $58.8 million for the year ended December 31, 2011. This increase was primarily attributable to higher wages and employment taxes and benefits aggregating $1.8 million and higher stock-based compensation expense of $1.5 million, offset by increased wage capitalization related to software development of $1.3 million. The increase in stock-based compensation expense was principally due to the cancelation of unvested stock options, restricted stock and performance shares related to the June 2011 resignation of the Company’s president. The total number of employees increased to 240 as of December 31, 2012 from 232 as of December 31, 2011. As a percentage of total revenues, employee compensation and benefits expense decreased to 30.5% for the year ended December 31, 2012 from 32.5% for the year ended December 31, 2011.

Depreciation and Amortization. Depreciation and amortization expense increased by $1.5 million or 21.4% to $8.2 million for the year ended December 31, 2012 from $6.8 million for the year ended December 31, 2011. The increase was primarily due to an increase in amortization of software development costs of $0.9 million and an increase in depreciation for production hardware equipment of $0.4 million. For the years ended December 31, 2012 and 2011, we capitalized $5.2 million and $4.1 million, respectively, of software development costs. For the years ended December 31, 2012 and 2011, we capitalized $5.2 million and $3.2 million, respectively, of equipment and leasehold improvements. The higher equipment purchases were primarily due to the build-out of a replacement disaster recovery data center.

Technology and Communications. Technology and communications expense increased by $1.9 million or 17.0% to $12.8 million for the year ended December 31, 2012 from $10.9 million for the year ended December 31, 2011. The increase was primarily attributable to higher expenses associated with our new data center and increased market data, production data and telecommunication costs.

Professional and Consulting Fees. Professional and consulting fees increased by $2.9 million or 29.0% to $13.1 million for the year ended December 31, 2012 from $10.1 million for the year ended December 31, 2011. The increase was principally due to higher legal expense of $0.8 million, audit and tax services of $0.6 million and IT consulting of $0.6 million. Transaction costs related to the Xtrakter acquisition, mainly legal, audit and tax fees, amounted to approximately $1.1 million in 2012.

Occupancy. Occupancy costs increased by $0.1 million or 3.1% to $3.0 million for the year ended December 31, 2012 from $2.9 million for the year ended December 31, 2011.

Marketing and Advertising. Marketing and advertising expense increased by $0.6 million or 12% to $5.5 million for the year ended December 31, 2012 from $4.9 million for the year ended December 31, 2011. The increase was principally due to higher advertising costs of $0.2 million and public relations of $0.3 million.

General and Administrative. General and administrative expense increased by $0.6 million or 8.2% to $8.6 million for the year ended December 31, 2012 from $7.9 million for the year ended December 31, 2011. The increase was due to an increase in state and local sales tax and VAT tax of $1.3 million, offset by a decrease of $0.7 million in charges for doubtful accounts. In 2011, we recognized a credit of $1.0 million resulting from the settlement of a reimbursement claim on a previously paid sales tax. In 2011, we also recorded a charge for doubtful accounts of $0.9 million relating to the MF Global Inc. liquidation proceeding and a write-off of a minority investment of $0.6 million.

Provision for Income Tax

We recorded an income tax provision of $26.6 million and $31.0 million for the years ended December 31, 2012 and 2011, respectively. The decrease in the 2012 tax provision was primarily attributable to a non-recurring favorable income tax adjustment of $6.7 million, offset by an increase in pre-tax income.

Our consolidated effective tax rate for the twelve months ended December 31, 2012 was 30.7%, compared to 39.4% for the twelve months ended December 31, 2011. The 2012 provision includes a favorable income tax adjustment of $6.7 million relating to certain previously unrecognized tax benefits. We updated the recognition of certain acquired net operating loss carryforwards in response to a private letter ruling received from the Internal Revenue Service. Our consolidated effective tax rate can vary from period to period depending on, among other factors, the geographic and business mix of our earnings and changes in tax legislation and tax rates.

As of December 31, 2012, we had restricted U.S. federal net operating loss carryforwards of approximately $17.1 million. The utilization of our U.S. net operating loss carryforwards is subject to an annual limitation as determined by Section 382 of the Internal Revenue Code.

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

Revenues

Our revenues for the years ended December 31, 2011 and 2010, and the resulting dollar and percentage changes, were as follows:

	Year Ended December 31,
	2011		2010
		% of		% of	$	%
	$	Revenues	$	Revenues	Change	Change
	($ in thousands)
Commissions	$155,444	85.8%	$122,180	83.6%	$33,264	27.2%
Technology products and services	14,310	7.9	13,648	9.3	662	4.9
Information and user access fees	7,199	4.0	6,681	4.6	518	7.8
Investment income	1,229	0.7	1,192	0.8	37	3.1
Other	2,917	1.6	2,527	1.7	390	15.4

Total revenues	$181,099	100.0%	$146,228	100.0%	$34,871	23.8%

Commissions. Our commission revenues for the years ended December 31, 2011 and 2010, and the resulting dollar and percentage changes, were as follows:

	Year Ended December 31,
			$	%
	2011	2010	Change	Change
	($ in thousands)
Variable transaction fees
U.S. high-grade	$59,351	$46,329	$13,022	28.1%
Eurobond	3,650	5,963	(2,313)	(38.8)
Emerging markets, high-yield and other	28,714	19,728	8,986	45.5

Total variable transaction fees	91,715	72,020	19,695	27.3

Distribution fees
U.S. high-grade	49,580	37,467	12,113	32.3
Eurobond	14,149	12,693	1,456	11.5

Total distribution fees	63,729	50,160	13,569	27.1

Total commissions	$155,444	$122,180	$33,264	27.2%

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

The following table shows the extent to which the increase in commissions for the year ended December 31, 2011 was attributable to changes in transaction volumes, variable transaction fees per million and distribution fees:

	Change from Year Ended December 31, 2010
	U.S.		Emerging Markets,
	High-Grade	Eurobond	High-Yield and Other	Total
	(In thousands)
Volume increase (decrease)	$15,259	$(1,580)	$10,154	$23,833
Variable transaction fee per million (decrease)	(2,237)	(733)	(1,168)	(4,138)
Monthly distribution fees increase	12,113	1,456	—	13,569

Total commissions increase (decrease)	$25,135	$(857)	$8,986	$33,264

Our trading volume for each of the years presented was as follows:

	Year Ended December 31,
			$	%
	2011	2010	Change	Change
Trading Volume Data (in millions)
U.S. high-grade—fixed rate	$311,758	$235,698	$76,060	32.3%
U.S. high-grade—floating rate	11,802	7,698	4,104	53.3

Total U.S. high-grade	323,560	243,396	80,164	32.9
Eurobond	36,933	50,251	(13,318)	(26.5)
Emerging markets, high-yield and other	164,514	108,610	55,904	51.5

Total	$525,007	$402,257	$122,750	30.5%

Number of U.S. Trading Days	250	250
Number of U.K. Trading Days	251	253

For volume reporting purposes, transactions in foreign currencies are converted to U.S. dollars at average monthly rates. The 32.3% increase in U.S. high-grade volume was principally due to an increase in the Company’s estimated market share of total U.S. high-grade corporate bond volume as reported by TRACE from 8.4% for the year ended December 31, 2010 to 11.1% for the year ended December 31, 2011. Estimated TRACE U.S. high-grade volume for the year ended December 31, 2011 was $2.9 trillion and increased approximately 1.0% from the year ended December 31, 2010. Our Eurobond volumes decreased by 26.5% for the year ended December 31, 2011 compared to the year ended December 31, 2010. We believe that the decline in Eurobond volumes was due, in part, to continuing sovereign debt concerns which negatively impacted market conditions and the competitive environment in Europe. Emerging markets, high-yield and other volume increased by 51.5% for the year ended December 31, 2011 compared to the year ended December 31, 2010, primarily due to higher agency volumes.

Our average variable transaction fee per million for the years ended December 31, 2011 and 2010 was as follows:

	Year Ended December 31,
	2011	2010
Average Variable Transaction Fee Per Million
U.S. high-grade—fixed rate	$190	$196
U.S. high-grade—floating rate	22	28
Total U.S. high-grade	183	190
Eurobond	99	119
Emerging markets, high-yield and other	175	182
Total	175	179

The U.S. high-grade average variable transaction fee per million decreased to $183 per million for the year ended December 31, 2011 from $190 per million for the year ended December 31, 2010. The decline was primarily due to the migration of seven U.S. broker-dealer market makers from an all-variable plan to a plan that incorporates a combination of a monthly distribution fee and variable transaction fees. The decline was partially offset from an increase in the percentage of volume derived from broker-dealer clients on an all-variable plan. Eurobond average variable transaction fee per million decreased to $99 per million for the year ended December 31, 2011 from $119 per million for the year ended December 31, 2010. In June 2010, we launched a click-to-trade protocol in the European market. In connection with the launch, the Eurobond fee plan was generally revised downward. Emerging markets, high-yield and other average variable transaction fee per million decreased to $175 per million for the year ended December 31, 2011 from $182 per million for the year ended December 31, 2010, primarily due to a higher percentage of volume in products that carry lower fees per million, principally agency bonds.

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

General and Administrative. General and administrative expense was $7.9 million for each of the years ended December 31, 2011 and 2010. During 2011, a credit of $1.0 million resulting from the settlement of a reimbursement claim on a previously paid sales tax was offset by a higher charge for doubtful accounts of $0.6 million and a write-off of a minority investment of $0.6 million. During the fourth quarter of 2011, MF Global Inc., a broker-dealer market maker on our platform, entered a liquidation proceeding. In connection with the proceeding, we recorded a 100% allowance against outstanding receivables amounting to $0.9 million.

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

The following table sets forth certain unaudited consolidated quarterly income statement data for the eight quarters ended December 31, 2012. In our opinion, this unaudited information has been prepared on a basis consistent with our annual financial statements and includes all adjustments (consisting only of normal recurring adjustments) necessary for a fair statement of the unaudited quarterly data. This information should be read in conjunction with our Consolidated Financial Statements and related Notes included in this Annual Report on Form 10-K. The results of operations for any quarter are not necessarily indicative of results that we may achieve for any subsequent periods.

	Three Months Ended
	Dec 31,	Sep 30,	Jun 30,	Mar 31,	Dec 31,	Sep 30,	Jun 30,	Mar 31,
	2012	2012	2012	2012	2011	2011	2011	2011
	(In thousands, except per share data)
	(unaudited)
Revenues
Commissions	$44,228	$42,379	$42,690	$44,902	$38,761	$39,822	$39,076	$37,785
Technology products and services	3,244	2,979	3,220	2,908	3,439	3,779	3,984	3,108
Information and user access fees	1,878	1,896	1,790	1,871	1,960	1,831	1,719	1,689
Interest income	236	251	268	303	317	303	310	299
Other	801	752	857	751	658	829	702	728

Total revenues	50,387	48,257	48,825	50,735	45,135	46,564	45,791	43,609

Expenses
Employee compensation and benefits	14,579	14,636	15,305	15,841	13,707	13,707	15,104	16,268
Depreciation and amortization	2,337	2,081	1,961	1,854	1,793	1,799	1,627	1,562
Technology and communications	3,534	3,262	3,015	2,955	2,916	2,772	2,724	2,500
Professional and consulting fees	4,018	3,202	2,837	3,024	2,354	2,247	2,665	2,872
Occupancy	764	732	757	759	726	721	708	766
Marketing and advertising	1,224	1,067	1,732	1,447	1,380	1,280	1,248	974
General and administrative	2,402	2,068	2,018	2,107	3,393	1,742	1,810	1,001

Total expenses	28,858	27,048	27,625	27,987	26,269	24,268	25,886	25,943

Income before income taxes	21,529	21,209	21,200	22,748	18,866	22,296	19,905	17,666
Provision for income taxes (1)	1,064	7,727	8,571	9,255	7,323	8,852	7,968	6,886

Net income	$20,465	$13,482	$12,629	$13,493	$11,543	$13,444	$11,937	$10,780

Net income per common share:
Basic	$0.56	$0.37	$0.35	$0.37	$0.31	$0.36	$0.32	$0.30
Diluted (1)	$0.54	$0.36	$0.34	$0.35	$0.29	$0.34	$0.30	$0.27

(1)	In the fourth quarter of 2012, the Company recognized a favorable income tax adjustment of $6.7 million, or $0.18 per share, relating to certain previously unrecognized tax benefits.

The following tables set forth trading volume and average variable transaction fee per million traded for the eight quarters ended December 31, 2012.

	Three Months Ended
	Dec 31,	Sep 30,	Jun 30,	Mar 31,	Dec 31,	Sep 30,	Jun 30,	Mar 31,
	2012	2012	2012	2012	2011	2011	2011	2011
	(In millions)
Trading Volume Data
U.S. high-grade—fixed rate	$89,211	$83,193	$87,686	$94,997	$73,181	$79,233	$77,077	$82,267
U.S. high-grade—floating rate	3,499	2,795	2,984	3,325	2,278	2,761	3,825	2,938

Total U.S. high-grade	92,710	85,988	90,670	98,322	75,459	81,994	80,902	85,205
Eurobond	7,995	6,016	7,793	12,734	8,042	7,580	9,998	11,313
Emerging markets, high-yield and other	48,373	45,748	46,313	146,934	41,699	42,092	42,061	38,661

Total	$149,078	$137,752	$144,776	$157,990	$125,200	$131,666	$132,961	$135,179

	Three Months Ended
	Dec 31,	Sep 30,	Jun 30,	Mar 31,	Dec 31,	Sep 30,	Jun 30,	Mar 31,
	2012	2012	2012	2012	2011	2011	2011	2011
Average Variable Transaction Fee Per Million
U.S. high-grade—fixed rate	$200	$209	$208	$194	$195	$195	$192	$178
U.S. high-grade—floating rate	45	37	28	25	27	24	22	17
Total U.S. high-grade	193	203	202	188	190	189	184	172
Eurobond	80	79	74	65	92	108	95	101
Emerging markets, high-yield and other	232	216	205	202	166	175	182	176
Total	200	202	196	183	175	180	177	167

Number of U.S. trading days	60	63	63	62	61	64	63	62
Number of U.K. trading days	64	64	60	64	63	65	60	63

Liquidity and Capital Resources

During the past three years, we have met our funding requirements through cash on hand and internally generated funds. Cash and cash equivalents and securities available-for-sale totaled $180.1 million at December 31, 2012.

On January 14, 2013, we entered into a three-year credit agreement that provides for revolving loans and letters of credit up to an aggregate of $50.0 million. Subject to satisfaction of certain specified conditions, we are permitted to upsize the credit facility by an additional $50.0 million in total.

Our cash flows were as follows:

	Year Ended December 31,
	2012	2011	2010
	(In thousands)
Net cash provided by operating activities	$81,582	$65,478	$64,146
Net cash provided by (used in) investing activities	15,030	(8,576)	(7,720)
Net cash (used in) financing activities	(136,175)	(11,199)	(33,849)
Effect of exchange rate changes on cash and cash equivalents	(1,149)	(1,077)	(924)

Net (decrease) increase for the period	$(40,712)	$44,626	$21,653

We define free cash flow as cash flow from operating activities less expenditures for furniture, equipment and leasehold improvements and capitalized software development costs. For the years ended December 31, 2012, 2011 and 2010, free cash flow was $71.2 million, $58.3 million and $57.0 million, respectively. Free cash flow is a non-GAAP financial measure. We believe that this non-GAAP financial measure, when taken into consideration with the corresponding GAAP financial measures, is important in gaining an understanding of our financial strength and cash flow generation.

Cash Flows for the Year Ended December 31, 2012 Compared to Year Ended December 31, 2011

Net cash provided by operating activities was $81.6 million for the year ended December 31, 2012 compared to $65.5 million for the year ended December 31, 2011. The $16.1 million increase was due to higher net income of $12.4 million and an increase in cash provided by working capital of $17.5 million, offset by a decrease in deferred taxes of $16.8 million. We fully utilized the balance of our unrestricted U.S. federal net operating loss carryforward during 2011, which resulted in an increase in cash paid for income taxes in 2012. During 2012, cash paid for income taxes was $15.1 million compared to $10.2 million in 2011.

Net cash provided by investing activities was $15.0 million for the year ended December 31, 2012 compared to net cash used in investing activities of $8.6 million for the year ended December 31, 2011. The $23.6 million increase was primarily due to net sales and maturities of securities available-for-sale of $25.4 million in 2012 compared to net purchases of securities available-for-sale of $4.9 million for the year ended December 31, 2011. Capital expenditures were $10.4 million and $7.2 million for the years ended December 31, 2012 and 2011, respectively. The increase in capital expenditures was primarily due to the build-out of a replacement disaster recovery data center in 2012.

Net cash used in financing activities was $136.2 million for the year ended December 31, 2012 compared to $11.2 million for the year ended December 31, 2011. The $125.0 million increase in net cash used in financing activities was principally due to an increase in repurchases of our common stock of $68.2 million, which included $52.8 million acquired from JPMorgan Chase & Co. (“JPM”), an increase in withholding tax payments on restricted stock vesting and stock option exercises of $15.6 million and an increase in cash dividends paid in 2012 on our common stock of $50.4 million, offset by an increase in excess tax benefits from stock-based compensation of $7.5 million and the exercise of stock options of $1.7 million. We paid a special dividend on our common stock in December 2012 of $47.6 million.

Cash Flows for the Year Ended December 31, 2011 Compared to Year Ended December 31, 2010

Net cash provided by operating activities was $65.5 million for the year ended December 31, 2011 compared to $64.1 million for the year ended December 31, 2010. The $1.3 million increase in net cash provided by operating activities was primarily due to an increase in net income of $16.3 million, offset by a decrease in cash used for working capital of $14.6 million and lower non-cash stock based compensation expense of $2.1 million. We fully utilized the balance of our unrestricted U.S. federal net operating loss carryforward during 2011, which resulted in an increase in cash paid for income taxes in 2011. During 2011, cash paid for income taxes was $10.2 million compared to $2.2 million in 2010.

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

Net cash used in financing activities was $11.2 million for the year ended December 31, 2011 compared to $33.8 million for the year ended December 31, 2010. The $22.7 million decrease in net cash used in financing activities was principally due to a reduction in repurchases of our common stock of $23.1 million and an increase in windfall tax benefits on stock-based compensation of $5.7 million, offset by an increase of $2.4 million in withholding tax payments on restricted stock vesting and stock option exercises and an increase of $3.1 million in cash dividends paid in 2011 on common stock.

Other Factors Relating to Liquidity and Capital Resources

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

We believe that our current cash resources and borrowing capacity under our credit facility are adequate to meet our liquidity needs and capital expenditure requirements for at least the next 12 months. However, our future liquidity and capital requirements will depend on a number of factors, including expenses associated with product development and expansion and new business opportunities that are intended to further diversify our revenue stream. We may also acquire or invest in technologies, business ventures or products that are complementary to our business. In addition, we fully utilized the balance of our unrestricted U.S. federal net operating loss carryforward during 2011, which resulted in an increase in cash paid for income taxes in 2012, and we expect further increases in subsequent years. In the event we require any additional financing, it will take the form of equity or debt financing. Any additional equity offerings may result in dilution to our stockholders. Any debt financings, if available at all, would likely be pursuant to the terms of our credit facility with JPM, which includes restrictive covenants with respect to dividends, issuances of additional capital and other financial and operational matters related to our business.

We have three regulated subsidiaries, MarketAxess Corporation, MarketAxess Europe Limited and MarketAxess Canada Ltd. MarketAxess Corporation is a registered broker-dealer in the U.S., MarketAxess Europe Limited is a registered multilateral trading facility dealer in the U.K. and MarketAxess Canada Ltd. is a registered Alternative Trading System dealer in the Province of Ontario. As such, they are subject to minimum regulatory capital requirements imposed by their respective market regulators that are intended to ensure general financial soundness and liquidity based on certain minimum capital requirements. The relevant regulations prohibit a registrant from repaying borrowings from its parent or affiliates, paying cash dividends, making loans to its parent or affiliates or otherwise entering into transactions that result in a significant reduction in its regulatory net capital position without prior notification to or approval from its principal regulator. The capital structures of our subsidiaries are designed to provide each with capital and liquidity consistent with its business and regulatory requirements. Subject to rulemaking pursuant to the Dodd-Frank Act, we currently expect to establish and operate a swap execution facility and/or a security-based swap execution facility and we will be required to maintain an additional amount of minimum net capital in connection with such facilities. The following table sets forth the capital requirements, as defined, that the Company’s subsidiaries were required to maintain as of December 31, 2012:

	MarketAxess	MarketAxess	MarketAxess
	Corporation	Europe Limited	Canada Limited
		(In thousands)
Net capital	$63,624	$13,151	$479
Minimum net capital required	2,266	2,943	277

Excess net capital	$61,358	$10,208	$202

We execute certain bond transactions between and among institutional investor and broker-dealer clients on a riskless principal basis by serving as counterparty to both the buyer and the seller in matching back-to-back trades, which are then settled through a third-party clearing organization. We act as intermediary on a riskless principal basis in these bond transactions by serving as counterparty to the two clients involved. Settlement typically occurs within one to three trading days after the trade date. Cash settlement of the transaction occurs upon receipt or delivery of the underlying instrument that was traded. Under securities clearing agreements with the independent third party, we maintain collateral deposits with the clearing broker in the form of cash. As of December 31, 2012, the amount of the collateral deposits included in prepaid expenses and other assets in the Consolidated Statements of Financial Condition was $0.9 million. We are exposed to credit risk in the event a counterparty does not fulfill its obligation to complete a transaction. Pursuant to the terms of the securities clearing agreements between us and the independent clearing broker, the clearing broker has the right to charge us for losses resulting from a counterparty’s failure to fulfill its contractual obligations. The losses are not capped at a maximum amount and apply to all trades executed through the clearing broker. At December 31, 2012, we had not recorded any liabilities with regard to this right.

In the ordinary course of business, we enter into contracts that contain a variety of representations, warranties and general indemnifications. Our maximum exposure from any claims under these arrangements is unknown, as this would involve claims that have not yet occurred. However, based on past experience, we expect the risk of loss to be remote.

In October 2011, our Board of Directors authorized a share repurchase program for up to $35.0 million of our common stock. As of December 31, 2012, a total of 955,342 shares were repurchased at an aggregate cost of $29.2 million. Shares repurchased under the program are held in treasury for future use. Through February 20, 2013, no additional shares have been repurchased under this plan.

In January 2013, our Board of Directors approved a quarterly cash dividend of $0.13 per share payable on February 28, 2013 to stockholders of record as of the close of business on February 14, 2013. Any future declaration and payment of dividends will be at the sole discretion of our Board of Directors. The Board of Directors may take into account such matters as general business conditions, our financial results, capital requirements, contractual, legal, and regulatory restrictions on the payment of dividends to our stockholders or by our subsidiaries to the parent and any such other factors as the Board of Directors may deem relevant.

On October 26, 2012, we entered into an agreement to acquire all of the outstanding shares of Xtrakter from Euroclear S.A./N.V. The aggregate purchase price is £26.0 million (approximately $40.5 million) in cash, plus transaction costs, and is subject to a post-closing adjustment based on the net working capital of Xtrakter on the closing date. The purchase price will be funded from available cash on hand. We received FSA approval of the change in control on February 18, 2013 and expect to complete the acquisition of Xtrakter on or about February 28, 2013.

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

Contractual Obligations and Commitments

As of December 31, 2012, we had the following contractual obligations and commitments:

	Payments due by period
		Less than			More than
	Total	1 year	1 - 3 years	3 - 5 years	5 years
	(In thousands)
Operating leases	$17,831	$1,796	$3,789	$4,991	$7,255
Capital leases	364	322	42	—	—
Foreign currency forward contract	15,809	15,809	—	—	—

	$34,004	$17,927	$3,831	$4,991	$7,255

We enter into foreign currency forward contracts to hedge the exposure to variability in foreign currency cash flows resulting from the net investment in our U.K. subsidiary. As of December 31, 2012, the notional value of the foreign currency forward contract outstanding was $15.8 million and the gross and net fair value liability was $17,000.

In January 2013, our Board of Directors approved a quarterly dividend to be paid to the holders of the outstanding shares of capital stock. A cash dividend of $0.13 per share of voting and non-voting common stock outstanding will be payable on February 28, 2013 to stockholders of record as of the close of business on February 14, 2013. We expect the total amount payable to be approximately $4.9 million.

On January 14, 2013, we entered into a three-year credit agreement that provides for revolving loans and letters of credit up to an aggregate of $50.0 million. Subject to satisfaction of certain specified conditions, we are permitted to upsize the credit facility by an additional $50.0 million in total.

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

As of December 31, 2012, we had a $51.2 million investment in securities available-for-sale. Adverse movements, such as a 10% decrease in the value of these securities or a downturn or disruption in the markets for these securities, could result in a substantial loss. In addition, principal gains and losses resulting from these securities could on occasion have a disproportionate effect, positive or negative, on our financial condition and results of operations for any particular reporting period.

See also Item 1A. Risk Factors, “Risks Related to Our Industry—Economic, political and market factors beyond our control could reduce demand for our services and harm our business, and our profitability could suffer.”

Interest Rate Risk

Interest rate risk represents our exposure to interest rate changes with respect to the money market instruments, U.S. Treasury obligations and fixed-income securities in which we invest. As of December 31, 2012, our cash and cash equivalents and securities available-for-sale amounted to $180.1 million and were primarily invested in money market instruments, U.S. government obligations and municipal securities. We do not maintain an inventory of bonds that are traded on our platform.

Derivative Risk

Our limited derivative risk stems from our activities in the foreign currency forward contract market. We use this market to mitigate our U.S. dollar versus Pound Sterling exposure that arises from the activities of our U.K. subsidiary. As of December 31, 2012, the notional value of our foreign currency forward contract was $15.8 million. In October 2012, we purchased a foreign exchange call option to economically hedge the Xtrakter purchase price of £26.0 million. We do not speculate in any derivative instruments.

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

Cash and cash equivalents includes cash and money market instruments that are primarily maintained at one major global bank. Given this concentration we are exposed to certain credit risk.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2012. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework.

Based on our assessment and those criteria, management concluded that the Company maintained effective internal control over financial reporting as of December 31, 2012.

The effectiveness of our internal control over financial reporting as of December 31, 2012 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Report of Independent Registered Public Accounting Firm

To Board of Directors and Stockholders of MarketAxess Holdings Inc.:

In our opinion, the accompanying consolidated statements of financial condition and related consolidated statements of operations, consolidated statements of other comprehensive income, consolidated statements of changes in stockholders’ equity, and consolidated statements of cash flows, present fairly, in all material respects, the financial position of MarketAxess Holdings Inc. and its subsidiaries at December 31, 2012 and December 31, 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2012 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Management’s Report on Internal Control over Financial Reporting.” Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

New York, New York

February 21, 2013

MARKETAXESS HOLDINGS INC.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	As of December 31
	2012	2011
	(In thousands, except share and per share amounts)
ASSETS
Cash and cash equivalents	$128,908	$169,620
Securities available-for-sale	51,208	78,110
Accounts receivable, net of allowance of $75 and $1,086 as of December 31, 2012 and 2011, respectively	31,044	36,170
Deferred tax assets, net	9,442	8,089
Goodwill and intangible assets, net of accumulated amortization	33,134	34,544
Capitalized software, furniture, equipment and leasehold improvements, net of accumulated depreciation and amortization	18,009	14,460
Prepaid expenses and other assets	8,096	8,465

Total assets	$279,841	$349,458

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Accrued employee compensation	$19,916	$19,425
Deferred revenue	4,864	5,326
Accounts payable, accrued expenses and other liabilities	12,344	12,268

Total liabilities	37,124	37,019

Commitments and Contingencies (Note 12)	—	—

Stockholders’ equity
Preferred stock, $0.001 par value, 4,855,000 shares authorized, no shares issued and outstanding as of December 31, 2012 and 2011	—	—
Series A Preferred Stock, $0.001 par value, 110,000 shares authorized, no shares issued and outstanding as of December 31, 2012 and 2011	—	—
Common stock voting, $0.003 par value, 110,000,000 shares authorized, 38,902,294 shares and 37,725,394 shares issued and 37,407,135 shares and 36,183,655 shares outstanding as of December 31, 2012 and 2011, respectively	118	113
Common stock non-voting, $0.003 par value, 10,000,000 shares authorized, no shares and 2,585,654 shares issued and outstanding as of December 31, 2012 and 2011, respectively	—	9
Additional paid-in capital	283,609	340,716
Treasury stock—Common stock voting, at cost, 1,495,159 shares and 1,541,739 shares as of December 31, 2012 and 2011, respectively	(32,273)	(25,933)
Accumulated deficit	(5,644)	(584)
Accumulated other comprehensive loss	(3,093)	(1,882)

Total stockholders’ equity	242,717	312,439

Total liabilities and stockholders’ equity	$279,841	$349,458

The accompanying notes are an integral part of these consolidated financial statements.

MARKETAXESS HOLDINGS INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2012	2011	2010
	(In thousands, except per share amounts)
Revenues
Commissions	$174,199	$155,444	$122,180
Technology products and services	12,351	14,310	13,648
Information and user access fees	7,435	7,199	6,681
Investment income	1,058	1,229	1,192
Other	3,161	2,917	2,527

Total revenues	198,204	181,099	146,228

Expenses
Employee compensation and benefits	60,361	58,786	56,446
Depreciation and amortization	8,233	6,781	6,350
Technology and communications	12,766	10,912	9,982
Professional and consulting fees	13,081	10,138	8,503
Occupancy	3,012	2,921	2,997
Marketing and advertising	5,470	4,882	3,075
General and administrative	8,595	7,946	7,965

Total expenses	111,518	102,366	95,318

Income before income taxes	86,686	78,733	50,910
Provision for income taxes	26,617	31,029	19,482

Net income	$60,069	$47,704	$31,428

Net income per common share
Basic	$1.65	$1.29	$0.86
Diluted	$1.59	$1.20	$0.80
Cash dividends declared per common share	$1.74	$0.36	$0.28

Weighted average shares outstanding
Basic	36,516	37,006	33,159
Diluted	37,816	39,608	39,051

The accompanying notes are an integral part of these consolidated financial statements.

MARKETAXESS HOLDINGS INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
	2012	2011	2010
	(In thousands)
Net income	$60,069	$47,704	$31,428

Cumulative translation adjustment and foreign currency exchange hedge, net of tax	(748)	(634)	(564)
Unrealized net (loss) gain on securities available-for-sale, net of tax	(463)	403	304

Comprehensive Income	$58,858	$47,473	$31,168

The accompanying notes are an integral part of these consolidated financial statements.

MARKETAXESS HOLDINGS INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Commo Stock Voting	Commo Stock Non - Voting	Additional Paid-In Capital	Receivable for Common Stock Subscribed	Treasury Stock - Commo Stock Voting	Accumulated Deficit	Accumulated Other Comprehen- sive Loss	Total Stockholders’ Equity
	(In thousands)
Balance at December 31, 2009	$104	$9	$313,896	$(713)	$(40,000)	$(55,403)	$(1,391)	$216,502
Net income	—	—	—	—	—	31,428	—	31,428
Cumulative translation adjustment and foreign currency exchange hedge, net of tax	—	—	—	—	—	—	(564)	(564)
Unrealized net gain on securities available-for-sale, net of tax	—	—	—	—	—	—	304	304
Stock-based compensation	—	—	8,969	—	—	—	—	8,969
Exercise of stock options	4	—	6,757	—	—	—	—	6,761
Withholding tax payments on restricted stock vesting and stock option exercises	—	—	(2,055)	—	—	—	—	(2,055)
Tax benefit from the exercise of warrants in prior years	—	—	11,429	—	—	—	—	11,429
Excess tax benefits from stock-based compensation	—	—	1,619	—	—	—	—	1,619
Repayment of promissory notes	—	—	—	713	—	—	—	713
Purchase of treasury stock	—	—	—	—	(30,000)	—	—	(30,000)
Cash dividend on common stock and Series B Preferred Stock	—	—	—	—	—	(10,630)	—	(10,630)

Balance at December 31, 2010	108	9	340,615	—	(70,000)	(34,605)	(1,651)	234,476
Net income	—	—	—	—	—	47,704	—	47,704
Cumulative translation adjustment and foreign currency exchange hedge, net of tax	—	—	—	—	—	—	(634)	(634)
Unrealized net gain on securities available-for-sale, net of tax	—	—	—	—	—	—	403	403
Stock-based compensation	—	—	6,859	—	—	—	—	6,859
Exercise of stock options	4	—	6,803	—	—	—	—	6,807
Withholding tax payments on restricted stock vesting and stock option exercises			(4,415)					(4,415)
Conversion of Series B Preferred stock to common stock voting	1	—	(20,688)	—	51,002	—	—	30,315
Tax benefit from the exercise of warrants in prior years	—	—	4,237	—	—	—	—	4,237
Excess tax benefits from stock-based compensation	—	—	7,305	—	—	—	—	7,305
Purchase of treasury stock	—	—	—	—	(6,935)	—	—	(6,935)
Cash dividend on common stock	—	—	—	—	—	(13,683)	—	(13,683)

Balance at December 31, 2011	113	9	340,716	—	(25,933)	(584)	(1,882)	312,439
Net income	—	—	—		—	60,069	—	60,069
Cumulative translation adjustment and foreign currency exchange hedge, net of tax	—	—	—	—	—	—	(748)	(748)
Unrealized net (loss) on securities available-for-sale, net of tax	—	—	—	—	—	—	(463)	(463)
Stock-based compensation	—	—	8,385	—	—	—	—	8,385
Exercise of stock options	3	—	8,522	—	—	—	—	8,525
Withholding tax payments on restricted stock vesting and stock option exercises	—	—	(20,003)	—	—	—	—	(20,003)
Excess tax benefits from stock-based compensation	—	—	14,775	—	—	—	—	14,775
Conversion of common stock non-voting to common stock voting	2	(2)	(15,878)	—	15,878	—	—	—
Repurchases of common stock	—	(7)	(52,908)	—	(22,218)	—	—	(75,133)
Cash dividend on common stock	—	—	—	—	—	(65,129)	—	(65,129)

Balance at December 31, 2012	$118	$—	$283,609	$—	$(32,273)	$(5,644)	$(3,093)	$242,717

The accompanying notes are an integral part of these consolidated financial statements.

MARKETAXESS HOLDINGS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2012	2011	2010
	(In thousands)
Cash flows from operating activities
Net income	$60,069	$47,704	$31,428
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,233	6,781	6,350
Stock-based compensation expense	8,385	6,859	8,969
Deferred taxes	(643)	16,129	15,767
Provision for bad debts	519	1,177	602
Other	685	—	(411)
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	4,607	(11,665)	(3,134)
Decrease (increase) in prepaid expenses and other assets	412	(4,074)	57
Increase in accrued employee compensation	491	1,634	2,634
(Decrease) increase in deferred revenue	(462)	755	309
(Decrease) increase in accounts payable, accrued expenses and other liabilities	(714)	178	1,575

Net cash provided by operating activities	81,582	65,478	64,146

Cash flows from investing activities
Securities available-for-sale:
Proceeds from sales	23,663	—	15,377
Proceeds from maturities	18,313	27,419	49,988
Purchases	(16,543)	(32,302)	(66,008)
Securities and cash (provided) received as collateral	(43)	3,532	32
Purchases of furniture, equipment and leasehold improvements	(5,153)	(3,160)	(5,205)
Capitalization of software development costs	(5,207)	(4,065)	(1,904)

Net cash provided by (used in) investing activities	15,030	(8,576)	(7,720)

Cash flows from financing activities
Cash dividend on common stock and Series B Preferred Stock	(64,041)	(13,683)	(10,630)
Exercise of stock options	8,525	6,807	6,761
Excess tax benefits from stock-based compensation	14,775	7,305	1,619
Withholding tax payments on restricted stock vesting and stock option exercises	(20,003)	(4,415)	(2,055)
Repurchase of common stock	(75,133)	(6,935)	(30,000)
Other	(298)	(278)	456

Net cash (used in) financing activities	(136,175)	(11,199)	(33,849)

Effect of exchange rate changes on cash and cash equivalents	(1,149)	(1,077)	(924)

Cash and cash equivalents
Net (decrease) increase for the period	(40,712)	44,626	21,653
Beginning of period	169,620	124,994	103,341

End of period	$128,908	$169,620	$124,994

Supplemental cash flow information:
Cash paid during the year
Cash paid for income taxes	$15,102	$10,177	$2,228
Non-cash activity
Conversion of Series B Preferred Stock to common stock	$—	$30,315	$—
Conversion of common stock non-voting to common stock voting	15,880	—	—

The accompanying notes are an integral part of these consolidated financial statements.

MARKETAXESS HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Principal Business Activity

MarketAxess Holdings Inc. (the “Company”) was incorporated in the State of Delaware on April 11, 2000. Through its subsidiaries, the Company operates an electronic trading platform for corporate bonds and other types of fixed-income instruments through which the Company’s institutional investor clients can access the liquidity provided by its broker-dealer clients. The Company’s multi-dealer trading platform allows its institutional investor clients to simultaneously request competitive, executable bids or offers from multiple broker-dealers, and to execute trades with the broker-dealer of their choice. The Company offers its clients the ability to trade U.S. high-grade corporate bonds, European high-grade corporate bonds, credit default swaps, agencies, high-yield and emerging markets bonds and asset-backed and preferred securities. The Company also executes certain bond transactions between and among institutional investor and broker-dealer clients on a riskless principal basis by serving as counterparty to both the buyer and the seller in matching back-to-back trades, which then settle through a third-party clearing organization. Through its Corporate BondTicker™ service, the Company provides fixed-income market data, analytics and compliance tools that help its clients make trading decisions. In addition, the Company provides FIX (Financial Information eXchange) message management tools, connectivity solutions and ancillary technology services that facilitate the electronic communication of order information between trading counterparties.

For 2011 and 2010, JPMorgan Chase & Co. (“JPM”) was the Company’s sole stockholder broker-dealer client. During the first quarter of 2012, JPM sold its shares of the Company’s common stock and is no longer considered a related party. See Note 8, “Related Parties.”

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

The Company assesses whether an other-than-temporary impairment loss on the investments has occurred due to declines in fair value or other market conditions. The portion of an other-than-temporary impairment related to credit loss is recorded as a charge in the Consolidated Statements of Operations. The remainder is recognized in other comprehensive loss if the Company does not intend to sell the security and it is more likely than not that the Company will not be required to sell the security prior to recovery. No charges for other-than-temporary losses were recorded during 2012, 2011 or 2010.

Fair Value Financial Instruments

Fair value is defined as “the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.” A three-tiered hierarchy for determining fair value has been established that prioritizes inputs to valuation techniques used in fair value calculations. The three levels of inputs are defined as Level 1 (unadjusted quoted prices for identical assets or liabilities in active markets), Level 2 (inputs that are observable in the marketplace other than those inputs classified in Level 1) and Level 3 (inputs that are unobservable in the marketplace). The Company’s financial assets and liabilities measured at fair value on a recurring basis consist of its money market funds, securities available-for-sale portfolio, one foreign currency forward contract and one foreign currency option contract.

MARKETAXESS HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

The allowance for doubtful accounts was $0.1 million, $1.1 million and $0.4 million as of December 31, 2012, 2011 and 2010, respectively. The provision for bad debts was $0.5 million, $1.2 million and $0.6 million for the years ended December 31, 2012, 2011 and 2010, respectively. During the fourth quarter of 2011, MF Global Inc., a broker-dealer market maker on the Company’s platform, entered a liquidation proceeding. In connection with the proceeding, the Company recorded a 100% allowance against outstanding receivables amounting to $0.9 million. Write-offs and other charges against the allowance for doubtful accounts were $1.4 million, $0.2 million and $0.7 million for the years ended December 31, 2012, 2011 and 2010, respectively.

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

MARKETAXESS HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

Revenues from contracts for technology integration consulting services are recognized on the percentage-of-completion method. Percentage-of-completion accounting involves calculating the percentage of services provided during the reporting period compared to the total estimated services to be provided over the duration of the contract. If estimates indicate that a contract loss will occur, a loss provision is recorded in the period in which the loss first becomes probable and reasonably estimable. Contract losses are determined to be the amount by which the estimated direct and indirect costs of the contract exceed the estimated total revenues that will be generated by the contract. There were no contract loss provisions recorded as of December 31, 2012, 2011 and 2010. Revenues recognized in excess of billings are recorded as unbilled services within other assets. Billings in excess of revenues recognized are recorded as deferred revenues until revenue recognition criteria are met.

Initial set-up fees. The Company enters into agreements with its broker-dealer clients pursuant to which the Company provides access to its platform through a non-exclusive and non-transferable license. Broker-dealer clients may pay an initial set-up fee, which is typically due and payable upon execution of the broker-dealer agreement. The initial set-up fee, if any, varies by agreement. Revenue is recognized over the initial term of the agreement, which is generally two years. Initial set-up fees are reported in other income in the Consolidated Statements of Operations.

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

MARKETAXESS HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

In January 2011, all of the shares of the Series B Preferred Stock were mandatorily and automatically converted into shares of common stock. For 2011 and 2012, basic EPS is computed by dividing the net income attributable to common stock by the weighted-average number of shares of common stock outstanding during the period.

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

MARKETAXESS HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

3. Net Capital Requirements and Customer Protection Requirements

MarketAxess Corporation, a U.S. subsidiary, is a registered broker-dealer with the Securities and Exchange Commission (“SEC”) and is a member of the Financial Industry Regulatory Authority (“FINRA”). MarketAxess Corporation claims exemption from SEC Rule 15c3-3, as it does not hold customer securities or funds on account, as defined. Pursuant to the Uniform Net Capital Rule under the Securities Exchange Act of 1934, MarketAxess Corporation is required to maintain minimum net capital, as defined, equal to the greater of $100,000 or 6 2/3% of aggregate indebtedness. MarketAxess Europe Limited, a U.K. subsidiary, is registered as a Multilateral Trading Facility dealer with the Financial Services Authority (“FSA”) in the U.K. MarketAxess Canada Limited, a Canadian subsidiary, is registered as an Alternative Trading System dealer under the Securities Act of Ontario and is a member of the Investment Industry Regulatory Organization of Canada. MarketAxess Europe Limited and MarketAxess Canada Limited are subject to certain financial resource requirements of the FSA and the Ontario Securities Commission, respectively. The following table sets forth the capital requirements, as defined, that the Company’s subsidiaries were required to maintain as of December 31, 2012:

	MarketAxess	MarketAxess	MarketAxess
	Corporation	Europe Limited	Canada Limited
		(In thousands)
Net capital	$63,624	$13,151	$479
Minimum net capital required	2,266	2,943	277

Excess net capital	$61,358	$10,208	$202

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

	Level 1	Level 2	Level 3	Total
	(In thousands)
As of December 31, 2012
Money market funds	$83,519	$—	$—	$83,519
Securities available-for-sale
U.S. government obligations	—	31,104	—	31,104
Municipal securities	—	17,947	—	17,947
Corporate bonds	—	2,157	—	2,157
Foreign currency forward and option contracts	—	15	—	15

	$83,519	$51,223	$—	$134,742

As of December 31, 2011
Money market funds	$111,256	$—	$—	$111,256
Securities available-for-sale
U.S. government obligations	—	55,460	—	55,460
Municipal securities	—	20,612	—	20,612
Corporate bonds	—	2,038	—	2,038
Foreign currency forward contract	—	155	—	155

	$111,256	$78,265	$—	$189,521

Securities classified within Level 2 were valued using a market approach utilizing prices and other relevant information generated by market transactions involving comparable assets. The foreign currency forward and options contracts are classified within Level 2 as the valuation inputs are based on quoted market prices. There were no financial assets classified within Level 3 during 2012 and 2011.

MARKETAXESS HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The Company enters into foreign currency forward contracts to hedge the exposure to variability in foreign currency cash flows resulting from the net investment in the Company’s U.K. subsidiary. The Company assesses each foreign currency forward contract to ensure that it is highly effective at reducing the exposure being hedged. The Company designates each foreign currency forward contract as a hedge, assesses the risk management objective and strategy, including identification of the hedging instrument, the hedged item and the risk exposure and how effectiveness is to be assessed prospectively and retrospectively. These hedges are for a one-month period and are used to limit exposure to foreign currency exchange rate fluctuations. Gains or losses on foreign currency forward contracts designated as hedges are included in accumulated other comprehensive loss in the Consolidated Statements of Financial Condition. The gross and net fair value liability as of December 31, 2012 is included in accounts payable and the gross and net fair value asset as of December 31, 2011 is included in accounts receivable, in the Consolidated Statements of Financial Condition.

A summary of the foreign currency forward contracts is as follows:

	As of December 31,
	2012	2011
	(In thousands)
Notional value	$15,792	$28,671
Fair value of notional	15,809	28,516

Gross and net fair value (liability) asset	$(17)	$155

In October 2012, the Company purchased a foreign exchange call option to economically hedge the £26.0 million purchase price of Xtrakter Limited (“Xtrakter”) (See Note 16, “Acquisition”). As of December 31, 2012, the fair value of the call option was $32,000. A mark-to-market loss of $0.3 million was included in general and administrative expense in the Consolidated Statement of Operations for the year ended December 31, 2012.

The following is a summary of the Company’s securities available-for-sale:

		Gross	Gross	Estimated
	Amortized	unrealized	unrealized	fair
	cost	gains	losses	value
	(In thousands)
As of December 31, 2012
U.S. government obligations	$30,255	$849	$—	$31,104
Municipal securities	17,941	10	(4)	17,947
Corporate bonds	2,159	—	(2)	2,157

Total securities available-for-sale	$50,355	$859	$(6)	$51,208

As of December 31, 2011
U.S. government obligations	$53,832	$1,628	$—	$55,460
Municipal securities	20,613	7	(8)	20,612
Corporate bonds	2,028	10	—	2,038

Total securities available-for-sale	$76,473	$1,645	$(8)	$78,110

MARKETAXESS HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table summarizes the contractual maturities of securities available-for-sale:

	As of December 31,
	2012	2011
	(In thousands)
Less than one year	$10,870	$31,554
Due in 1—5 years	40,338	46,556

Total securities available-for-sale	$51,208	$78,110

Proceeds from the sales and maturities of securities available-for-sale during 2012, 2011 and 2010 were $42.0 million, $27.4 million and $65.4 million, respectively.

The following table provides fair values and unrealized losses on securities available-for-sale and by the aging of the securities’ continuous unrealized loss position:

	Less than Twelve Months		Twelve Months or More		Total
	Estimated	Gross	Estimated	Gross	Estimated	Gross
	fair	unrealized	fair	unrealized	fair	unrealized
	value	losses	value	losses	value	losses
			(In thousands)
As of December 31, 2012
U.S. government obligations	$—	$—	$—	$—	$—	$—
Municipal securities	2,780	(4)	—	—	2,780	(4)
Corporate bonds	2,157	(2)	—	—	2,157	(2)

Total	$4,937	$(6)	$—	$—	$4,937	$(6)

As of December 31, 2011
U.S. government obligations	$—	$—	$—	$—	$—	$—
Municipal securities	9,529	(8)	—	—	9,529	(8)
Corporate bonds	—	—	—	—	—	—

Total	$9,529	$(8)	$—	$—	$9,529	$(8)

5. Goodwill and Intangible Assets

Goodwill and intangible assets principally relate to the acquisitions of Greenline Financial Technologies, Inc. (“Greenline”) in 2008 and Trade West Systems, LLC in 2007. Goodwill was $31.8 million as of both December 31, 2012 and December 31, 2011. Intangible assets that are subject to amortization, including the related accumulated amortization, are comprised of the following:

	December 31, 2012			December 31, 2011
		Accumulated	Net Carrying		Accumulated	Net Carrying
	Cost	Amortization	Amount	Cost	Amortization	Amount
	(In thousands)
Technology	$4,010	$(3,892)	$118	$4,010	$(3,202)	$808
Customer relationships	3,530	(2,364)	1,166	3,530	(1,999)	1,531
Non-competition agreements	1,260	(1,214)	46	1,260	(962)	298
Tradenames	590	(570)	20	590	(467)	123

Total	$9,390	$(8,040)	$1,350	$9,390	$(6,630)	$2,760

MARKETAXESS HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Amortization expense associated with identifiable intangible assets was $1.4 million and $1.5 million, respectively, for the years ended December 31, 2012 and 2011. Estimated total amortization expense is $0.5 million for 2013, $0.3 million for 2014, $0.2 million for each of 2015 and 2016 and $0.1 million for 2017.

6. Capitalized Software, Furniture, Equipment and Leasehold Improvements

Capitalized software development costs, furniture, equipment and leasehold improvements, net of accumulated depreciation and amortization, are comprised of the following:

	As of December 31,
	2012	2011
	(In thousands)
Software development costs	$29,662	$24,440
Computer hardware and related software	15,702	11,126
Office hardware	2,125	1,832
Furniture and fixtures	1,479	1,446
Leasehold improvements	4,709	4,667
Computer hardware under capital lease	1,419	1,419
Accumulated depreciation and amortization	(37,087)	(30,470)

Total capitalized software, furniture, equipment and leasehold improvements, net of accumulated depreciation and amortization	$18,009	$14,460

During the years ended December 31, 2012, 2011 and 2010, software development costs totaling $5.2 million, $4.1 million and $1.9 million, respectively, were capitalized. Non-capitalized software costs and routine maintenance costs are expensed as incurred and are included in employee compensation and benefits and professional and consulting fees in the Consolidated Statements of Operations.

7. Income Taxes

The provision for income taxes consists of the following:

	Year Ended December 31,
	2012	2011	2010
	(In thousands)
Current:
Federal	$12,981	$3,605	$—
State and local	2,138	2,793	355
Foreign	1,315	1,194	1,348

Total current provision	16,434	7,592	1,703

Deferred:
Federal	8,951	20,531	14,494
State and local	1,238	2,890	3,170
Foreign	(6)	16	115

Total deferred provision	10,183	23,437	17,779

Provision for income taxes	$26,617	$31,029	$19,482

MARKETAXESS HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Pre-tax income from U.S. operations was $82.0 million, $74.3 million and $46.1 million for the years ended December 31, 2012, 2011 and 2010, respectively. Pre-tax income from foreign operations was $4.7 million, $4.4 million and $4.8 million for the years ended December 31, 2012, 2011 and 2010, respectively.

The difference between the Company’s reported provision for income taxes and the U.S. federal statutory rate of 35% is as follows:

	Year Ended December 31,
	2012	2011	2010
U.S. federal tax at statutory rate	35.0%	35.0%	35.0%

State and local taxes—net of federal benefit	2.4	5.2	4.6
Release of previously unrecognized tax benefits	(7.8)	—	—
Other, net	1.1	(0.8)	(1.4)

Provision for income taxes	30.7%	39.4%	38.3%

The following is a summary of the Company’s net deferred tax assets:

	As of December 31,
	2012	2011
	(In thousands)
Deferred tax assets
U.S net operating loss carryforwards	$7,175	$4,589
Foreign net operating loss carryforwards	160	165
Stock compensation expense	5,296	5,312
Other	2,839	3,280

Total deferred tax assets	15,470	13,346
Valuation allowance	(727)	(287)

Net deferred tax assets	14,743	13,059
Deferred tax liabilities
Depreciation and amortization	(2,025)	(1,905)
Capitalized software development costs	(2,752)	(1,980)
Intangible assets	(524)	(1,085)

Deferred tax assets, net	$9,442	$8,089

As of December 31, 2012, the Company had deferred tax assets associated with stock-based compensation of approximately $5.3 million. There is a risk that the ultimate tax benefit realized upon the exercise of stock options or vesting of restricted stock could be less than the tax benefit previously recognized and exhaust the additional-paid-in-capital pool. If this should occur, any excess tax benefit previously recognized would be reversed, resulting in an increase in tax expense. Since the tax benefit to be realized in the future is unknown, it is not currently possible to estimate the impact on the deferred tax balance. As of December 31, 2012, the additional paid-in-capital pool, which is determined under a one pool approach for employee and non-employee awards, was approximately $42.9 million. The additional paid-in-capital pool is currently sufficient to absorb a complete write-off of the stock-based compensation deferred tax asset.

MARKETAXESS HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

As of December 31, 2012, the Company had restricted U.S. federal net operating loss carryforwards of approximately $17.1 million, which begin to expire in 2021, and $0.7 million of foreign loss carryforwards, which begin to expire in 2025. In 2001 and 2000, MarketAxess Holdings Inc. and MarketAxess Corporation had an ownership change within the meaning of Section 382 of the Internal Revenue Code. Net operating loss carryforwards relating to this ownership change were $25.6 million as of December 31, 2012 of which $10.6 million is deemed utilizable and recognized as a net operating loss carryforward. Greenline experienced an ownership change within the meaning of Section 382 of the Internal Revenue Code in 2008. The Company does not believe that this ownership change significantly impacts the ability to utilize acquired net operating loss carryforwards, which amounted to $6.5 million as of December 31, 2012. In addition, the Company’s net operating loss carryforwards may be subject to additional annual limitations if there is a 50% or greater change in the Company’s ownership, as determined over a rolling three-year period.

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

The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which the temporary differences become deductible. If it is not more likely than not that some portion or all of the gross deferred income tax assets will be realized in future years, a valuation allowance is recorded. As of December 31, 2012, the valuation allowance relates to certain foreign and state tax loss carryforwards that are not expected to be realized. A summary of the changes in the valuation allowance follows:

	Year Ended December 31,
	2012	2011	2010
	(In thousands)
Valuation allowance at beginning of year	$287	$249	$666
Increase (decrease) to valuation allowance attributable to:
Net operating losses	440	38	(132)
Tax credits	—	—	(285)

Valuation allowance at end of year	$727	$287	$249

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

In the fourth quarter of 2012, the Company recorded a reduction to the income tax provision of $6.7 million. The Company updated the recognition of certain acquired net operating loss carryforwards in response to a private letter ruling received from the Internal Revenue Service. As a result, the reserve for unrecognized tax benefits amounting to $3.6 million was reversed and deferred tax assets were increased by $3.1 million to recognize additional tax loss carryforwards. A reconciliation of the unrecognized tax benefits is as follows (in thousands):

	Year Ended December 31,
	2012	2011	2010
	(In thousands)
Balance at beginning of year	$3,647	$3,329	$2,924
Additions for tax positions of prior years	—	366	277
Additions for tax positions of current year	—	—	128
Reductions for tax positions of prior years	(3,598)	(48)	—

Balance at end of year	$49	$3,647	$3,329

MARKETAXESS HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

8. Related Parties

On February 28, 2012, the Company completed a registered underwritten secondary public offering of 3,597,333 shares of common stock held by JPM. The Company did not receive any of the proceeds of the offering. In addition, the Company repurchased 1,821,730 shares of non-voting common stock held by JPM (see Note 9, “Stockholders’ Equity”). After February 28, 2012, JPM no longer holds shares of common stock in the Company and is not considered a related party.

The Company generates commissions, technology products and services revenues, information and user access fees, investment income and other income and related accounts receivable balances from JPM and its affiliates. In addition, JPM acts in a custodial and cash management capacity for the Company. The Company also maintains an account with and paid commissions to JPM in connection with the Company’s share repurchase program. The Company also incurs bank fees in connection with these arrangements. As of the dates and for the periods indicated below, the Company had the following balances and transactions with JPM and its affiliates:

As of December 31,
2011
(In thousands)
Cash and cash equivalents	$156,982
Securities and cash provided as collateral	550
Accounts receivable	2,255
Accounts payable	86

	Year Ended December 31,
	2012	2011	2010
	(In thousands)
Commissions	$1,480	$7,045	$5,541
Technology products and services	35	167	16
Information and user access fees	24	176	132
Investment income	20	90	113
Other income	11	66	63
General and administrative	7	73	27

9. Stockholders’ Equity

Common Stock

As of December 31, 2012 and 2011, the Company had 110,000,000 authorized shares of common stock and 10,000,000 authorized shares of non-voting common stock. Common stock entitles the holder to one vote per share of common stock held.

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

In October 2011, the Board of Directors of the Company authorized a share repurchase program for up to $35.0 million of the Company’s common stock. As of December 31, 2012, a total of 955,342 shares were repurchased at an aggregate cost of $29.2 million, including 717,344 shares repurchased in 2012. Shares repurchased under the program will be held in treasury for future use. The share repurchase program has an expiration date of January 1, 2014.

MARKETAXESS HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

On February 28, 2012, the Company repurchased 1,821,730 shares of the Company’s non-voting common stock from JPM at a cost of $52.9 million. Shares repurchased from JPM were cancelled by the Company. JPM also converted 763,924 shares of non-voting common stock to voting common stock on February 28, 2012.

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

Dividends

The Company initiated a regular quarterly dividend in the fourth quarter of 2009. In January 2013, the Company’s Board of Directors approved a quarterly cash dividend of $0.13 per share payable on February 28, 2013 to stockholders of record as of the close of business on February 14, 2013. On December 27, 2012, the Company paid a special dividend of $1.30 per share. Any future declaration and payment of dividends will be at the sole discretion of the Company’s Board of Directors. The Board of Directors may take into account such matters as general business conditions, the Company’s financial results, capital requirements, contractual, legal, and regulatory restrictions on the payment of dividends to the Company’s stockholders or by the Company’s subsidiaries to the parent and any such other factors as the Board of Directors may deem relevant.

10. Stock-Based Compensation Plans

The Company has two stock incentive plans which provide for the grant of stock options, stock appreciation rights, restricted stock, performance shares, performance units, or other stock-based awards as incentives and rewards to encourage employees, consultants and non-employee directors to participate in the long-term success of the Company. As of December 31, 2012, there were 5,116,163 shares available for grant under the stock incentive plans.

Total stock-based compensation expense was as follows:

	Year Ended December 31,
	2012	2011	2010
	(In thousands)
Employee:
Restricted stock and performance shares	$7,046	$5,856	$6,588
Stock options	668	324	1,728

	7,714	6,180	8,316

Non-employee directors:
Restricted stock	671	679	570
Stock options	—	—	83

	671	679	653

Total stock-based compensation	$8,385	$6,859	$8,969

MARKETAXESS HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

The weighted-average fair value for options granted during 2012, 2011 and 2010 was $12.26, $11.29 and $5.45, respectively. The following table represents the assumptions used for the Black-Scholes option-pricing model to determine the per share weighted-average fair value for options granted for the three years ended December 31, 2012:

	2012	2011	2010
Expected life (years)	5.0	9.9	5.0
Risk-free interest rate	0.7%	3.3%	2.2%
Expected volatility	48.2%	48.0%	50.0%
Expected dividend yield	1.2%	1.3%	2.0%

The following table reports stock option activity during the three years ended December 31, 2012 and the intrinsic value as of December 31, 2012:

			Remaining
	Number of	Weighted-Average	Contractual
	Shares	Exercise Price	Term	Intrinsic Value
				(In thousands)
Outstanding at December 31, 2009	5,166,558	$9.10
Granted	8,239	$14.10
Canceled	(12,575)	$13.85
Exercised	(758,660)	$9.17

Outstanding at December 31, 2010	4,403,562	$9.09
Granted	340,771	$21.60
Canceled	(211,323)	$16.16
Exercised	(1,605,273)	$10.21

Outstanding at December 31, 2011	2,927,737	$9.42	8.1
Granted	13,292	$32.45
Canceled	—	$—
Exercised	(1,511,207)	$5.64		$41,310

Outstanding at December 31, 2012	1,429,822	$13.62	4.5	$31,002

Exercisable at December 31, 2012	1,214,099	$12.10	4.0	$28,172

MARKETAXESS HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The intrinsic value is the amount by which the closing price of the Company’s common stock on December 31, 2012 of $35.30 or the price on the day of exercise exceeds the exercise price of the stock options multiplied by the number of shares. As of December 31, 2012, there was $1.8 million of total unrecognized compensation cost related to non-vested stock options. That cost is expected to be recognized over a weighted-average period of 3.0 years.

Restricted Stock and Performance Shares

Shares of restricted stock generally vest over a period of three years. Compensation expense is measured at the grant date and recognized ratably over the vesting period. Performance share awards are granted to certain senior managers. Each performance share award is earned or forfeited based on the level of achievement by the Company of pre-tax operating income on a per share basis before performance share and cash bonus expense. The pay-out ranges from zero to 150% of the performance share award. For each performance share earned, a participant is awarded an equal number of shares of restricted stock. Any restricted stock awarded to a participant vests and ceases to be restricted stock in two equal installments on each of the second and third anniversaries of the date of grant of the applicable performance share award. Compensation expense for performance shares is measured at the grant date and recognized on a graded basis over the vesting period. The pay-out achievement was 92.5%, 146% and 150% of the performance award for 2012, 2011 and 2010, respectively. The following table reports performance share activity for the three years ended December 31, 2012:

	2012	2011	2010
Performance year
Share pay-out at plan, net of forfeitures of 14,563 for 2011	44,843	63,102	87,035
Actual share pay-out in following year	41,481	94,653	130,552
Fair value per share on grant date	$30.64	$21.56	$14.29

The following table reports restricted stock and performance share activity during the three years ended December 31, 2012:

		Weighted-Average
	Number of	Grant Date Fair
	Restricted Shares	Value
Outstanding at December 31, 2009	1,034,139	$9.64
Granted	549,264
Performance share pay-out	206,664
Canceled	(71,152)
Vested	(474,051)

Outstanding at December 31, 2010	1,244,864	$11.23
Granted	435,548
Performance share pay-out	130,552
Canceled	(279,081)
Vested	(574,172)

Outstanding at December 31, 2011	957,711	$15.69
Granted	206,965
Performance share pay-out	91,498
Canceled	(7,390)
Vested	(459,474)

Outstanding at December 31, 2012	789,310	$21.88

As of December 31, 2012, there was $9.7 million of total unrecognized compensation expense related to non-vested restricted stock and performance shares. That cost is expected to be recognized over a weighted-average period of 1.7 years.

MARKETAXESS HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

11. Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per common share:

	Year Ended December 31,
	2012	2011	2010
	(In thousands, except per share amounts)
Basic EPS
Net income	$60,069	$47,704	$31,428
Amount allocable to common shareholders	100.0%	100.0%	90.5%

Net income applicable to common stock	$60,069	$47,704	$28,427

Common stock—voting	36,101	34,420	30,573
Common stock—non-voting	415	2,586	2,586

Basic weighted average shares outstanding	36,516	37,006	33,159

Basic earnings per share	$1.65	$1.29	$0.86

Diluted EPS
Net income	$60,069	$47,704	$31,428

Basic weighted average shares outstanding	36,516	37,006	33,159
Effect of dilutive shares:
Series B Preferred Stock	—	—	3,500
Stock options, restricted stock and warrants	1,300	2,602	2,392

Diluted weighted average shares outstanding	37,816	39,608	39,051

Diluted earnings per share	$1.59	$1.20	$0.80

Stock options, restricted stock and warrants totaling 0.1 million shares, 0.3 million shares and 0.4 million shares for the years ended December 31, 2012, 2011 and 2010, respectively, were excluded from the computation of diluted earnings per share because their effect would have been antidilutive. The computation of diluted shares can vary among periods due, in part, to the change in the average price of the Company’s common stock.

12. Commitments and Contingencies

The Company leases office space and equipment under non-cancelable lease agreements expiring at various dates through 2022. Office space leases are subject to escalation based on certain costs incurred by the landlord. Minimum rental commitments as of December 31, 2012 under such operating and capital leases were as follows:

	Operating	Capital
	Leases	Leases
Year Ending December 31,	(In thousands)
2013	$1,796	$322
2014	1,763	42
2015	2,026	—
2016	2,039	—
2017	2,952	—
2018 and thereafter	7,255	—

Minimum lease payments	17,831	364
Less amount representing interest	—	15

	$17,831	$349

MARKETAXESS HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Rental expense for the years ended December 31, 2012, 2011 and 2010 was $2.6 million, $2.5 million and $2.7 million, respectively, and is included in occupancy expense in the Consolidated Statements of Operations. Rental expense has been recorded based on the total minimum lease payments after giving effect to rent abatement and concessions, which are being amortized on a straight-line basis over the life of the lease. The Company is contingently obligated for standby letters of credit amounting to $1.5 million that were issued to landlords for office space.

In 2008, the Company assigned the lease agreement on a leased property to a third party. The Company is contingently liable should the assignee default on future lease obligations through the November 2015 lease termination date. The aggregate amount of future lease obligations under this arrangement is $1.1 million as of December 31, 2012.

The Company, through two regulated subsidiaries, executes certain bond transactions between and among institutional investor and broker-dealer clients on a riskless principal basis by serving as counterparty to both the buyer and the seller in matching back-to-back trades, which are then settled through a third-party clearing organization. The Company acts as intermediary on a riskless principal basis in these bond transactions by serving as counterparty to the two clients involved. Settlement typically occurs within one to three trading days after the trade date. Cash settlement of the transaction occurs upon receipt or delivery of the underlying instrument that was traded. Under securities clearing agreements with the independent third party, the Company maintains a collateral deposit with the clearing broker in the form of cash. As of December 31, 2012, the amount of the collateral deposit included in securities and cash provided as collateral in the Consolidated Statements of Financial Condition was $0.9 million. The Company is exposed to credit risk in the event a counterparty does not fulfill its obligation to complete a transaction. Pursuant to the terms of the securities clearing agreements between the Company and the independent clearing broker, the clearing broker has the right to charge the Company for losses resulting from a counterparty’s failure to fulfill its contractual obligations. The losses are not capped at a maximum amount and apply to all trades executed through the clearing broker. At December 31, 2012, the Company had not recorded any liabilities with regard to this right.

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

14. Retirement Savings Plans

The Company, through its U.S. and U.K. subsidiaries, offers its employees the opportunity to invest in defined contribution plans. For the years ended December 31, 2012, 2011 and 2010, the Company contributed $1.1 million, $1.2 million and $0.9 million, respectively, to the plans.

15. Customer Concentration

During the years ended December 31, 2012, 2011 and 2010, no single client accounted for more than 10% of total revenue. One institutional investor client accounted for approximately 13.5%, 14.6% and 15.8% of trading volumes during the years ended December 31, 2012, 2011 and 2010, respectively. This institutional investor client also beneficially owns approximately 7% of the outstanding shares of the Company’s common stock.

16. Acquisition

On October 26, 2012, the Company entered into an agreement to acquire all of the outstanding shares of Xtrakter from Euroclear S.A./N.V. Xtrakter is a U.K.-based provider of regulatory transaction reporting, financial market data and trade matching services to the European securities markets. The acquisition of Xtrakter will provide the Company with an expanded set of technology solutions ahead of incoming regulatory mandates from Europe.

MARKETAXESS HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The aggregate purchase price is £26.0 million (approximately $40.5 million) in cash, plus transaction costs, and is subject to a post-closing adjustment based on the net working capital of Xtrakter on the closing date. The purchase price will be funded from available cash on hand. The Company received FSA approval of the change in control on February 18, 2013 and expects to complete the acquisition of Xtrakter on or about February 28, 2013.

17. Subsequent Events

Credit Facility

On January 14, 2013, the Company entered into a three-year credit agreement (“Credit Agreement”) which provides for revolving loans and letters of credit up to an aggregate of $50.0 million (“Credit Facility”). Subject to satisfaction of certain specified conditions, the Company is permitted to upsize the Credit Facility by an additional $50.0 million in total.

Borrowings under the Credit Facility will bear interest at a rate per annum equal to either of the following, as designated by the Company for each borrowing: (A) the sum of (i) the greatest of (a) the prime rate, as defined, (b) the federal funds effective rate plus 0.50% and (c) one month adjusted LIBOR plus 1.00% plus (ii) 0.50% or (B) the sum of (i) adjusted LIBOR plus (ii) 1.50%. Default interest is 2.00% per annum in excess of the rate otherwise applicable in the case of any overdue principal or any other overdue amount. The Company is also required to pay a commitment fee to the lenders under the Credit Facility in respect of unutilized revolving loan commitments at a rate of 0.30% per annum.

The Company’s existing and future domestic subsidiaries (other than any broker-dealer subsidiary) have guaranteed the Company’s obligations under the Credit Agreement. Subject to customary exceptions and exclusions, the Credit Facility is collateralized by first priority pledges (subject to permitted liens) of substantially all of the Company’s personal property assets and the personal property assets of the Company’s domestic subsidiaries that have guaranteed the Credit Facility, including the equity interests of the Company’s domestic subsidiaries and the equity interests of certain of the Company’s foreign subsidiaries (limited, in the case of the voting equity interests of the foreign subsidiaries, to a pledge of 65% of those equity interests). Each of the Company and the guarantors will also be required to provide mortgages on any real property owned by it.

The Credit Agreement requires that the Company’s consolidated total leverage ratio tested on the last day of each fiscal quarter not exceed 2.5 to 1.0. The Credit Agreement also requires that the Company’s consolidated interest coverage ratio tested on the last day of each fiscal quarter not exceed 3.5 to 1.0.

If an event of default occurs, including failure to pay principal or interest due on the loan balance, a voluntary or involuntary proceeding seeking liquidation, change in control of the Company, or one or more judgments against the Company in excess of $10 million, the lenders would be entitled to accelerate the facility and take various other actions, including all actions permitted to be taken by a secured creditor. If certain bankruptcy events of default occur, the facility will automatically accelerate.

Employee Matter

The Company assesses its liabilities and contingencies in connection with outstanding legal proceedings, if any, utilizing the latest information available. For matters where it is probable that the Company will incur a material loss and the amount can be reasonably estimated, the Company would establish an accrual for the loss. Once established, the accrual would be adjusted to reflect any relevant developments. When a loss contingency is not both probable and estimable, the Company does not establish an accrual.

On January 2, 2013, a former employee of the Company filed a complaint against the Company with the U.S. Department of Labor alleging retaliatory employment practices in violation of the whistleblower provisions of the Sarbanes-Oxley Act. The relief sought includes, among other things, reinstatement, back pay and compensatory and punitive damages.

The Company believes the complaint is without merit and intends to vigorously defend itself against the allegations. Given the preliminary stage and the inherent uncertainty of the potential outcome of such proceedings, the Company cannot estimate the reasonably possible range of loss at this time. Based on the available information, the Company believes that the low end of the reasonably possible range of loss is zero and, accordingly, no loss accrual has been provided in the Company’s accompanying financial statements.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Our management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our “disclosure controls and procedures,” as that term is defined in Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of December 31, 2012. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective to ensure that information required to be disclosed by MarketAxess in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and to ensure that information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2012 identified in connection with the evaluation thereof by our management, including the Chief Executive Officer and Chief Financial Officer, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s annual report on internal control over financial reporting and the report of our independent registered public accounting firm appears in Part II, Item 8. “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this item is incorporated herein by reference to the sections entitled “Proposal 1 — Election of Directors,” “Corporate Governance and Board Matters,” “Executive Officers” and “Other Matters — Section 16(a) beneficial ownership reporting compliance” in the Company’s definitive Proxy Statement (the “Proxy Statement”) for the Annual Meeting of Stockholders to be held in the second quarter of 2013. The Company intends to file the Proxy Statement within 120 days after the end of its fiscal year (i.e., on or before April 30, 2013). The Company’s Code of Conduct applicable to directors and all employees, including senior financial officers, is available on the Company’s website at www.marketaxess.com. If the Company makes any amendments to its Code of Conduct that is required to be disclosed pursuant to the Exchange Act, the Company will make such disclosures on its website.

Item 11. Executive Compensation.

The information required by this item is incorporated herein by reference to the sections entitled “Compensation Discussion and Analysis,” “Report of the Compensation Committee of the Board of Directors,” “Executive Compensation” and “Corporate Governance and Board Matters – Directors’ compensation” in the Company’s Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item with respect to the security ownership of certain beneficial owners and management is incorporated herein by reference to the section entitled “Security Ownership of Certain Beneficial Owners and Management” in the Company’s Proxy Statement.

Equity Compensation Plan Information

The following table provides certain information regarding common stock authorized for issuance under the Company’s equity compensation plans as of December 31, 2012:

	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by stockholders (1)	1,429,822	$13.62	5,116,163

(1)	These plans consist of the Company’s 2012 Incentive Plan and 2001 Stock Incentive Plan.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this item is incorporated herein by reference to the section entitled “Certain Relationships and Related Party Transactions” in the Company’s Proxy Statement.

Item 14. Principal Accounting Fees and Services.

The information required by this item is incorporated herein by reference to the section entitled “Proposal 2 – Ratification of Selection of Independent Registered Public Accounting Firm – Audit and other fees” in the Company’s Proxy Statement.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a) Financial Statements and Schedules

The financial statements are set forth under Item 8 of this Annual Report on Form 10-K. Financial statement schedules have been omitted since they are either not required, not applicable, or the information is otherwise included.

(b) Exhibit Listing

Number	Description

2.1	Share Purchase Agreement, dated October 26, 2012 by and among MarketAxess Holdings Inc. and Euroclear S.A./N.V. (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K/A dated November 2, 2012)

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.2 to the registrant’s Registration Statement on Form S-1, as amended (Registration No. 333-112718))

3.2(a)	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.4 to the registrant’s Registration Statement on Form S-1, as amended (Registration No. 333-112718))

3.2(b)	Amendment No. 1 to the Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K dated January 25, 2013)

3.3	Form of Certificate of Designation of Series A Preferred Stock of MarketAxess Holdings Inc. (incorporated by reference to Exhibit 3.1 to the registrant’s Registration Statement on Form 8-A dated June 3, 2008)

4.1	Specimen Common Stock certificate (incorporated by reference to Exhibit 4.1 to the registrant’s Registration Statement on Form S-1, as amended (Registration No. 333-112718))

4.2	See Exhibits 3.1 and 3.2 for provisions defining the rights of holders of common stock and non-voting common stock of the registrant

10.1(a)	MarketAxess Holdings Inc. Amended and Restated 2001 Stock Incentive Plan (incorporated by reference to Exhibit 10.7 to the registrant’s Annual Report on Form 10-K dated February 17, 2012)#

10.1(b)	Amendment to the MarketAxess Holdings Inc. 2001 and 2000 Stock Incentive Plans (incorporated by reference to Exhibit 10.9 to the registrant’s Registration Statement on Form S-1, as amended (Registration No. 333-112718)) #

10.2	MarketAxess Holdings Inc. 2012 Incentive Plan (incorporated by reference to Appendix A to the registrant’s Proxy Statement for its Annual Meeting for Stockholders held on June 7, 2012, filed on April 25, 2012)#

10.3	MarketAxess Holdings Inc. 2004 Annual Performance Incentive Plan (incorporated by reference to Exhibit 10.11 to the registrant’s Registration Statement on Form S-1, as amended (Registration No. 333-112718)) #

10.4	MarketAxess Holdings Inc. 2009 Code Section 162(m) Executive Performance Incentive Plan (incorporated by reference to Appendix B to the registrant’s Proxy Statement for its Annual Meeting for Stockholders held on June 7, 2012, filed on April 25, 2012)#

10.5(a)	Form of Restricted Stock Agreement for Richard M. McVey pursuant to the MarketAxess Holdings Inc. 2012 Incentive Plan (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K dated January 23, 2009)#

10.5(b)	Form of Restricted Stock Agreement for Employees other than Richard M. McVey pursuant to the MarketAxess Holdings Inc. 2012 Incentive Plan (incorporated by reference to Exhibit 10.3 to the registrant’s Current Report on Form 8-K dated January 15, 2008)#

Number	Description

10.6(a)	Form of Restricted Stock Unit Agreement for Richard M. McVey pursuant to the MarketAxess Holdings Inc. 2012 Incentive Plan (incorporated by reference to Exhibit 10.3 to the registrant’s Current Report on Form 8-K dated January 19, 2011)#

10.6(b)	Form of Restricted Stock Unit Agreement for employees other than Richard M. McVey pursuant to the MarketAxess Holdings Inc. 2012 Incentive Plan (incorporated by reference to Exhibit 10.4 to the registrant’s Current Report on Form 8-K dated January 19, 2011)#

10.6(c)	Guidelines for Restricted Stock Units granted under the MarketAxess Holdings Inc. 2012 Incentive Plan (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K dated January 19, 2011)#

10.7(a)	Form of Performance Share Award Agreement for Richard M. McVey pursuant to the MarketAxess Holdings Inc. 2012 Incentive Plan (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K dated January 15, 2008)#

10.7(b)	Form of Performance Share Award Agreement for Employees other than Richard M. McVey pursuant to the MarketAxess Holdings Inc. 2012 Incentive Plan (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K dated January 15, 2008)#

10.8(a)	Form of Incentive Stock Option Agreement for Mr. McVey pursuant to the MarketAxess Holdings Inc. 2012 Incentive Plan (incorporated by reference to Exhibit 10.5 to the registrant’s Current Report on Form 8-K dated January 15, 2008)#

10.8(b)	Form of Incentive Stock Option Agreement for Employees other than Richard M. McVey pursuant to the MarketAxess Holdings Inc. 2012 Incentive Plan (incorporated by reference to Exhibit 10.4 to the registrant’s Current Report on Form 8-K dated January 15, 2008)#

10.8(c)	Form of Non Qualified Stock Option Agreement pursuant to the MarketAxess Holdings Inc. 2012 Incentive Plan (incorporated by reference to Appendix C to the registrant’s Proxy Statement for its Annual Meeting of Stockholders held on June 7, 2006, filed on May 1, 2006)#

10.9(a)	MarketAxess Severance Pay Plan, effective August 1, 2006 (incorporated by reference to Exhibit 10.28(a) to the registrant’s Form 10-K for the year ended December 31, 2009 filed on March 3, 2009)#

10.9(b)	Amendment No. 1 to MarketAxess Severance Pay Plan, dated as of December 17, 2008 (incorporated by reference to Exhibit 10.28(b) to the registrant’s Form 10-K for the year ended December 31, 2009 filed on March 3, 2009)#

10.10(a)	Letter Agreement, dated January 19, 2011, by and between MarketAxess Holdings Inc. and Richard M. McVey (incorporated by reference to Exhibit 10.4 to the registrant’s Current Report on Form 8-K dated January 14, 2011)#

10.10(b)	Incentive Stock Option Agreement, dated January 19, 2011, by and between MarketAxess Holdings Inc. and Richard M. McVey Incentive Stock Option Agreement, dated January 19, 2011, by and between MarketAxess Holdings Inc. and Richard M. McVey (incorporated by reference to Exhibit 10.6 to the registrant’s Current Report on Form 8-K dated January 19, 2011)#

10.10(c)	Restricted Stock Unit Agreement, dated January 19, 2011, by and between MarketAxess Holdings Inc. and Richard M. McVey (incorporated by reference to Exhibit 10.8 to the registrant’s Current Report on Form 8-K dated January 19, 2011)#

21.1*	Subsidiaries of the Registrant

23.1*	Consent of PricewaterhouseCoopers LLP

31.1*	Certification by Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Number	Description

31.2*	Certification by Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

*	Filed herewith.
**	Attached as Exhibit 101 to this Annual Report on Form 10-K are the following materials, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Financial Condition as of December 31, 2012 and December 31, 2011; (ii) Consolidated Statements of Operations for the Years Ended

December 31, 2012, 2011 and 2010; (iii) Consolidated Statements of Comprehensive Income for the Years Ended

December 31, 2012, 2011 and 2010; (iv) Consolidated Statement of Stockholders’ Equity for the Years Ended

December 31, 2012, 2011 and 2010; (v) Consolidated Statements of Cash Flows for the Years Ended

December 31, 2012, 2011 and 2010; and (vi) Notes to the Consolidated Financial Statements.

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

Date: February 21, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title(s)	Date
/s/ RICHARD M. MCVEY Richard M. McVey	Chief Executive Officer and Chairman of the Board of Directors (principal executive officer)	February 21, 2013

/s/ ANTONIO L. DELISE Antonio L. DeLise	Chief Financial Officer (principal financial and accounting officer)	February 21, 2013

/s/ STEVEN L. BEGLEITER	Director	February 21, 2013
Steven L. Begleiter

/s/ SHARON BROWN-HRUSKA	Director	February 21, 2013
Sharon Brown-Hruska

/s/ STEPHEN P. CASPER	Director	February 21, 2013
Stephen P. Casper

/s/ DAVID G. GOMACH	Director	February 21, 2013
David G. Gomach

/s/ CARLOS HERNANDEZ	Director	February 21, 2013
Carlos Hernandez

/s/ RONALD M. HERSCH	Director	February 21, 2013
Ronald M. Hersch

/s/ JOHN STEINHARDT	Director	February 21, 2013
John Steinhardt

/s/ JAMES J. SULLIVAN	Director	February 21, 2013
James J. Sullivan