Form 10-Q
period 2013-03-31
MARKETAXESS HOLDINGS INC
filed 2013-04-26
CIK 1278021

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

or

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

As of April 25, 2013, the number of shares of the Registrant’s voting common stock outstanding was 37,506,244.

MARKETAXESS HOLDINGS INC.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2013

PART I — Financial Information

Item 1. Financial Statements

MARKETAXESS HOLDINGS INC.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Unaudited)

	As of
	March 31,	December 31,
	2013	2012
	(In thousands, except share and per share amounts)
ASSETS
Cash and cash equivalents	$125,919	$128,908
Securities available-for-sale, at fair value	17,059	51,208
Accounts receivable, net of allowance of $74 and $75 as of March 31, 2013 and December 31, 2012, respectively	35,467	31,044
Deferred tax assets, net	4,639	9,442
Goodwill and intangible assets, net of accumulated amortization	72,123	33,134
Furniture, equipment, leasehold improvements and capitalized software, net of accumulated depreciation and amortization	18,743	18,009
Prepaid expenses and other assets	8,931	8,096

Total assets	$282,881	$279,841

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Accrued employee compensation	$5,751	$19,916
Deferred revenue	5,398	4,864
Accounts payable, accrued expenses and other liabilities	19,231	12,344

Total liabilities	30,380	37,124

Commitments and Contingencies	—	—
Stockholders’ equity
Preferred stock, $0.001 par value, 4,855,000 shares authorized, no shares issued and outstanding as of March 31, 2013 and December 31, 2012	—	—
Series A Preferred Stock, $0.001 par value, 110,000 shares authorized, no shares issued and outstanding as of March 31, 2013 and December 31, 2012	—	—
Common stock voting, $0.003 par value, 110,000,000 shares authorized, 39,001,403 shares and 38,902,294 shares issued and 37,506,244 shares and 37,407,135 shares outstanding as of March 31, 2013 and December 31, 2012, respectively	119	118
Common stock non-voting, $0.003 par value, 10,000,000 shares authorized, no shares issued and outstanding as of March 31, 2013 and December 31, 2012	—	—
Additional paid-in capital	283,161	283,609
Treasury stock - Common stock voting, at cost, 1,495,159 shares as of March 31, 2013 and December 31, 2012	(32,273)	(32,273)
Retained earnings (deficit)	4,977	(5,644)
Accumulated other comprehensive loss	(3,483)	(3,093)

Total stockholders’ equity	252,501	242,717

Total liabilities and stockholders’ equity	$282,881	$279,841

The accompanying notes are an integral part of these consolidated financial statements.

MARKETAXESS HOLDINGS INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
	2013	2012
	(In thousands, except per share amounts)
Revenues
Commissions	$47,186	$44,902
Technology products and services	3,139	2,908
Information and post-trade services	3,703	1,871
Investment income	132	303
Other	1,397	751

Total revenues	55,557	50,735

Expenses
Employee compensation and benefits	16,353	15,841
Depreciation and amortization	2,569	1,854
Technology and communications	3,191	2,955
Professional and consulting fees	4,601	3,024
Occupancy	932	759
Marketing and advertising	985	1,447
General and administrative	2,613	2,107

Total expenses	31,244	27,987

Income before income taxes	24,313	22,748
Provision for income taxes	8,987	9,255

Net income	$15,326	$13,493

Net income per common share
Basic	$0.42	$0.37
Diluted	$0.41	$0.35
Cash dividends declared per common share	$0.13	$0.11
Weighted average common shares
Basic	36,774	36,934
Diluted	37,673	38,695

The accompanying notes are an integral part of these consolidated financial statements.

MARKETAXESS HOLDINGS INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended March 31,
	2013	2012
	(In thousands)
Net income	$15,326	$13,493
Cumulative translation adjustment and foreign currency exchange hedge, net of tax	116	(132)
Unrealized net loss on securities available-for-sale, net of tax	(506)	(199)

Comprehensive Income	$14,936	$13,162

The accompanying notes are an integral part of these consolidated financial statements.

MARKETAXESS HOLDINGS INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

	Common Stock Voting	Additional Paid-In Capital	Treasury Stock - Common Stock Voting	Retained Earnings (Deficit) Earnings	Accumulated Other Comprehen- sive Loss	Total Stockholders’ Equity
	(In thousands)
Balance at December 31, 2012	$118	$283,609	$(32,273)	$(5,644)	$(3,093)	$242,717
Net income	—	—	—	15,326	—	15,326
Cumulative translation adjustment and foreign currency exchange hedge, net of tax	—	—	—	—	116	116
Unrealized net (loss) on securities available-for-sale, net of tax	—	—	—	—	(506)	(506)
Stock-based compensation	—	1,997	—	—	—	1,997
Exercise of stock options	1	629	—	—	—	630
Withholding tax payments on restricted stock vesting and stock option exercises	—	(5,001)	—	—	—	(5,001)
Excess tax benefits from stock-based compensation	—	1,927	—	—	—	1,927
Cash dividend on common stock	—	—	—	(4,705)	—	(4,705)

Balance at March 31, 2013	$119	$283,161	$(32,273)	$4,977	$(3,483)	$252,501

The accompanying notes are an integral part of these consolidated financial statements.

MARKETAXESS HOLDINGS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2013	2012
	(In thousands)
Cash flows from operating activities
Net income	$15,326	$13,493
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,569	1,854
Stock-based compensation expense	1,997	1,962
Deferred taxes	2,764	2,623
Provision for bad debts	40	354
Other	(307)	—
Changes in operating assets and liabilities
(Increase) decrease in accounts receivable	(1,136)	2,777
Decrease in prepaid expenses and other assets	76	1,665
(Decrease) in accrued employee compensation	(14,969)	(13,608)
(Decrease) in deferred revenue	(1,041)	(97)
Increase in accounts payable, accrued expenses and other liabilities	4,960	2,351

Net cash provided by operating activities	10,279	13,374

Cash flows from investing activities
Acquisition of business, net of cash acquired	(37,118)	—
Securities available-for-sale:
Proceeds from sales	30,900	13,577
Proceeds from maturities	2,770	7,962
Purchases	—	(3,714)
Purchases of furniture, equipment and leasehold improvements	(794)	(607)
Capitalization of software development costs	(1,366)	(1,298)
Other	64	(28)

Net cash (used in) provided by investing activities	(5,544)	15,892

Cash flows from financing activities
Cash dividend on common stock	(5,405)	(4,201)
Exercise of stock options	630	326
Withholding tax payments on restricted stock vesting and stock option exercises	(5,001)	(5,818)
Excess tax benefits from stock-based compensation	1,927	2,163
Repurchase of common stock	—	(71,116)
Other	(78)	(72)

Net cash used in financing activities	(7,927)	(78,718)

Effect of exchange rate changes on cash and cash equivalents	203	(359)

Cash and cash equivalents
Net decrease for the period	(2,989)	(49,811)
Beginning of year	128,908	169,620

End of period	$125,919	$119,809

Supplemental cash flow information
Cash paid during the period:
Cash paid for income taxes	$829	$988
Non-cash investing and financing activity:
Conversion of common stock non-voting to common stock voting	$—	$15,880
Liabilities assumed in connection with the Xtrakter acquisition:
Fair value of assets acquired	$44,486
Cash paid for the capital stock	(37,118)

Liabilities assumed	$7,368

The accompanying notes are an integral part of these consolidated financial statements.

MARKETAXESS HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Unaudited

1. Organization and Principal Business Activity

MarketAxess Holdings Inc. (the “Company” or “MarketAxess”) was incorporated in the State of Delaware on April 11, 2000. Through its subsidiaries, the Company operates an electronic trading platform for corporate bonds and other types of fixed-income instruments through which the Company’s institutional investor clients can access liquidity provided by its broker-dealer clients. The Company’s multi-dealer trading platform allows its institutional investor clients to simultaneously request competitive, executable bids or offers from multiple broker-dealers, and to execute trades with the broker-dealer of their choice. The Company offers its clients the ability to trade U.S. high-grade corporate bonds, European high-grade corporate bonds, credit default swaps, agencies, high yield and emerging markets bonds and asset-backed and preferred securities. The Company also executes certain bond transactions between and among institutional investor and broker-dealer clients on a riskless principal basis by serving as counterparty to both the buyer and the seller in matching back-to-back trades, which then settle through a third-party clearing organization. The Company provides fixed-income market data, analytics and compliance tools that help its clients make trading decisions. The Company also provides trade matching and regulatory transaction reporting services to the securities markets. In addition, the Company provides FIX (Financial Information eXchange) message management tools, connectivity solutions and ancillary technology services that facilitate the electronic communication of order information between trading counterparties.

2. Significant Accounting Policies

Basis of Presentation

The consolidated financial statements include the accounts of the Company and its subsidiaries. All intercompany transactions and balances have been eliminated. These consolidated financial statements are unaudited and should be read in conjunction with the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012. The consolidated financial information as of December 31, 2012 has been derived from audited financial statements not included herein.

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

The Company assesses whether an other-than-temporary impairment loss on the investments has occurred due to declines in fair value or other market conditions. The portion of an other-than-temporary impairment related to credit loss is recorded as a charge in the Consolidated Statements of Operations. The remainder is recognized in accumulated other comprehensive loss if the Company does not intend to sell the security and it is more likely than not that the Company will not be required to sell the security prior to recovery. No charges for other-than-temporary losses were recorded during the three months ended March 31, 2013 and 2012.

Fair Value Financial Instruments

Fair value is defined as “the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.” A three-tiered hierarchy for determining fair value has been established that prioritizes inputs to valuation techniques used in fair value calculations. The three levels of inputs are defined as Level 1 (unadjusted quoted prices for identical assets or liabilities in active markets), Level 2 (inputs that are observable in the marketplace other than those inputs classified in Level 1) and Level 3 (inputs that are unobservable in the marketplace). The Company’s financial assets and liabilities measured at fair value on a recurring basis consist of its money market funds, securities available-for-sale portfolio and one foreign currency forward contract. All other financial instruments are short-term in nature and the carrying amount reported on our Consolidated Statements of Financial Condition approximate fair value.

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

Revenue Recognition

The majority of the Company’s revenues are derived from commissions for trades executed on its platform and distribution fees that are billed to its broker-dealer clients on a monthly basis. The Company also derives revenues from technology products and services, information and post-trade services, investment income and other income.

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

Revenues from contracts for technology integration consulting services are recognized on the percentage-of-completion method. Percentage-of-completion accounting involves calculating the percentage of services provided during the reporting period compared to the total estimated services to be provided over the duration of the contract. If estimates indicate that a contract loss will occur, a loss provision is recorded in the period in which the loss first becomes probable and reasonably estimable. Contract losses are determined to be the amount by which the estimated direct and indirect costs of the contract exceed the estimated total revenues that will be generated by the contract. There were no contract loss provisions recorded as of March 31, 2013 and 2012. Revenues recognized in excess of billings are recorded as unbilled services within other assets. Billings in excess of revenues recognized are recorded as deferred revenues until revenue recognition criteria are met.

Information and post-trade services. The Company generates revenue from information services provided to our broker-dealer clients, institutional investor clients and data-only subscribers. Information services are invoiced monthly, quarterly or annually. When billed in advance, revenues are recognized monthly on a straight-line basis. The Company also generates revenue from regulatory transaction reporting and trade matching services. Revenue is recognized in the period the services are provided.

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

An impairment review of goodwill is performed on an annual basis and more frequently if circumstances change. Intangible assets with definite lives, including purchased technologies, customer relationships and other intangible assets, are amortized on a straight-line basis over their estimated useful lives, ranging from three to fifteen years. Intangible assets are assessed for impairment when events or circumstances indicate the existence of a possible impairment.

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

Recent Accounting Pronouncements

In 2012, the Financial Accounting Standards Board issued new guidance related to the Statement of Comprehensive Income. Reclassification adjustments out of accumulated other comprehensive income are required on the face of the Consolidated Statement of Operations. This accounting standard is effective for fiscal years beginning on or after December 15, 2012. The Company adopted the new guidance effective January 1, 2013 and there was no impact on the Consolidated Financial Statements.

3. Net Capital Requirements and Customer Protection Requirements

MarketAxess Corporation, a U.S. subsidiary, is a registered broker-dealer with the SEC and is a member of the Financial Industry Regulatory Authority (“FINRA”). MarketAxess Corporation claims exemption from SEC Rule 15c3-3, as it does not hold customer securities or funds on account, as defined. Pursuant to the Uniform Net Capital Rule under the Securities Exchange Act of 1934, MarketAxess Corporation is required to maintain minimum net capital, as defined, equal to the greater of $100,000 or 6 2/3% of aggregate indebtedness. MarketAxess Europe Limited, a U.K. subsidiary, is registered as a Multilateral Trading Facility dealer with the Financial Conduct Authority (formerly the Financial Services Authority) (“FCA”) in the U.K. MarketAxess Canada Limited, a Canadian subsidiary, is registered as an Alternative Trading System dealer under the Securities Act of Ontario and is a member of the Investment Industry Regulatory Organization of Canada. MarketAxess Europe Limited and MarketAxess Canada Limited are subject to certain financial resource requirements of the FCA and the Ontario Securities Commission, respectively. The following table sets forth the capital requirements, as defined, that the Company’s subsidiaries were required to maintain as of March 31, 2013:

	MarketAxess	MarketAxess	MarketAxess
	Corporation	Europe Limited	Canada Limited
	(In thousands)
Net capital	$69,812	$16,334	$478
Minimum net capital required	1,585	2,753	270

Excess net capital	$68,227	$13,581	$208

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

	Level 1	Level 2	Level 3	Total
	(In thousands)
As of March 31, 2013
Money market funds	$99,801	$—	$—	$99,801
Securities available-for-sale:
U.S. government obligations	—	—	—	—
Municipal securities	—	14,934	—	14,934
Corporate bonds	—	2,125	—	2,125
Foreign currency forward position	—	(251)	—	(251)

	$99,801	$16,808	$—	$116,609

As of December 31, 2012
Money market funds	$83,519	$—	$—	$83,519
Securities available-for-sale
U.S. government obligations	—	31,104	—	31,104
Municipal securities	—	17,947	—	17,947
Corporate bonds	—	2,157	—	2,157
Foreign currency forward and option contracts	—	15	—	15

	$83,519	$51,223	$—	$134,742

Securities classified within Level 2 were valued using a market approach utilizing prices and other relevant information generated by market transactions involving comparable assets. The foreign currency forward contract is classified within Level 2 as the valuation inputs are based on quoted market prices. There were no financial assets classified within Level 3 during 2013 and 2012.

The Company enters into foreign currency forward contracts to hedge the exposure to variability in foreign currency cash flows resulting from the net investment in the Company’s U.K. subsidiaries. The Company assesses each foreign currency forward contract to ensure that it is highly effective at reducing the exposure being hedged. The Company designates each foreign currency forward contract as a hedge, assesses the risk management objective and strategy, including identification of the hedging instrument, the hedged item and the risk exposure and how effectiveness is to be assessed prospectively and retrospectively. These hedges are for a one-month period and are used to limit exposure to foreign currency exchange rate fluctuations. The gross and net fair value liability as of March 31, 2013 and December 31, 2012 is included in accounts payable in the Consolidated Statements of Financial Condition. Gains or losses on foreign currency forward contracts designated as hedges are included in accumulated other comprehensive loss in the Consolidated Statements of Financial Condition.

A summary of the foreign currency forward contract is as follows:

	As of
	March 31, 2013	December 31, 2012
	(In thousands)
Notional value	$26,235	$15,792
Fair value of notional	26,486	15,809

Gross and net fair value (liability)	$(251)	$(17)

The following is a summary of the Company’s securities available-for-sale:

	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
	(In thousands)
As of March 31, 2013
U.S. government obligations	$—	$—	$—	$—
Municipal securities	14,915	19	—	14,934
Corporate bonds	2,115	10	—	2,125

Total securities available-for-sale	$17,030	$29	$—	$17,059

As of December 31, 2012
U.S. government obligations	$30,255	$849	$—	$31,104
Municipal securities	17,941	10	(4)	17,947
Corporate bonds	2,159	—	(2)	2,157

Total securities available-for-sale	$50,355	$859	$(6)	$51,208

The following table summarizes the contractual maturities of securities available-for-sale:

	As of
	March 31, 2013	December 31, 2012
	(In thousands)
Less than one year	$9,695	$10,870
Due in 1 – 5 years	7,364	40,338

Total securities available-for-sale	$17,059	$51,208

Proceeds from the sales and maturities of securities available-for-sale during the three months ended March 31, 2013 and 2012 were $33.7 million and $21.5 million, respectively.

There were no unrealized losses on securities available-for-sale as of March 31, 2013. The following table provides fair values and unrealized losses on securities available-for-sale and by the aging of the securities’ continuous unrealized loss position as of December 31, 2012:

	Less than Twelve Months		Twelve Months or More		Total
	Estimated	Gross	Estimated	Gross	Estimated	Gross
	fair	unrealized	fair	unrealized	fair	unrealized
	value	losses	value	losses	value	losses
	(In thousands)
As of December 31, 2012
U.S. government obligations	$—	$—	$—	$—	$—	$—
Municipal securities	2,780	(4)	—	—	2,780	(4)
Corporate bonds	2,157	(2)	—	—	2,157	(2)

Total securities available-for-sale	$4,937	$(6)	$—	$—	$4,937	$(6)

5. Acquisition

On February 28, 2013, the Company acquired all of the outstanding shares of Xtrakter Limited from Euroclear S.A./N.V. Xtrakter is a U.K.-based provider of trade matching, regulatory transaction reporting and market and reference data across a range of fixed-income products. The acquisition of Xtrakter provides the Company with an expanded set of technology solutions ahead of incoming pre- and post-trade transparency mandates from the Markets in Financial Instruments Directive II in Europe. The aggregate purchase price was $37.1 million in cash, net of acquired cash, and is subject to a post-closing adjustment based on the net working capital of Xtrakter on the closing date. During the three months ended March 31, 2013, transaction costs such as legal, regulatory, accounting, tax, valuation and other professional services were $1.4 million.

The Company has completed a preliminary allocation of the purchase price to the fair value of assets acquired and liabilities assumed at the date of acquisition. It is possible that the purchase price allocation will be adjusted upon finalization of the valuation for the acquired intangible assets, income tax liabilities and post-closing working capital adjustment. The preliminary purchase price allocation is as follows (in thousands):

Purchase price	$45,974
Less: acquired cash	(8,856)

Purchase price, net of acquired cash	37,118

Accounts receivable	3,327
Intangible assets	13,255
Other assets	1,729
Deferred tax liability, net	(2,284)
Accounts payable, accrued expenses and deferred revenue	(5,084)

Goodwill	$26,175

The acquired intangible assets are as follows (in thousands, except for useful lives):

	Costs	Useful Lives
Customer relationships	$5,455	10-15 years
Internally developed software	5,000	3 years
Tradename- indefinite life	1,820	indefinite
Tradename- finite life	300	3 years
Non-compete agreement	380	3 years
Other	300	indefinite

Total	$13,255

The identifiable intangible assets and goodwill are not deductible for tax purposes.

Since the date of the acquisition, Xtrakter-related revenue and net income of $1.9 million and $0.1 million, respectively, have been included in the Company’s Consolidated Statements of Operations. The following unaudited pro forma consolidated financial information reflects the results of operations of the Company for the three months ended March 31, 2013 and 2012, as if the acquisition of Xtrakter had occurred as of the beginning of each year presented, after giving effect to certain purchase accounting adjustments. These pro forma results are not necessarily indicative of what the Company’s operating results would have been had the acquisition actually taken place at the beginning of each period presented. The pro forma financial information includes the amortization charges from acquired intangible assets, adjustments to interest income to reflect the cash purchase price and related tax effects.

	Pro forma
	Three Months Ended March 31,
	2013	2012
	(In thousands, except per share amounts)
Revenues	$59,481	$57,177
Income before income taxes	$24,418	$22,824
Net income	$15,395	$13,529
Basic net income per common share	$0.42	$0.37
Diluted net income per common share	$0.41	$0.35

6. Goodwill and Intangible Assets

The following is a summary of changes in goodwill and intangible assets with indefinite lives for the three months ended March 31, 2013 (in thousands):

Balance at beginning of period	$31,785
Goodwill from Xtrakter acquisition	26,175
Intangible assets with indefinite lives from Xtrakter acquisition	2,120

Balance at end of period	$60,080

Intangible assets that are subject to amortization, including the related accumulated amortization, are comprised of the following:

	March 31, 2013			December 31, 2012
	Cost	Accumulated Amortization	Net Carrying Amount	Cost	Accumulated Amortization	Net Carrying Amount
	(In thousands)
Technology	$9,010	$(4,114)	$4,896	$4,010	$(3,892)	$118
Customer relationships	8,985	(2,499)	6,486	3,530	(2,364)	1,166
Non-competition agreements	1,640	(1,271)	369	1,260	(1,214)	46
Tradenames	890	(598)	292	590	(570)	20

Total	$20,525	$(8,482)	$12,043	$9,390	$(8,040)	$1,350

Amortization expense associated with identifiable intangible assets was $0.4 million for both the three months ended March 31, 2013 and 2012. Estimated total amortization expense is $1.9 million for 2013, $2.1 million for 2014, $2.1 million for 2015, $1.8 million for 2016 and $0.7 million for 2017.

7. Income Taxes

The provision for income taxes consists of the following:

	Three Months Ended March 31,
	2013	2012
	(In thousands)
Current:
Federal	$3,508	$3,565
State and local	1,079	1,170
Foreign	(128)	(90)

Total current provision	4,459	4,645

Deferred:
Federal	3,747	3,545
State and local	679	872
Foreign	102	193

Total deferred provision	4,528	4,610

Provision for income taxes	$8,987	$9,255

The following is a summary of the Company’s net deferred tax assets:

	As of
	March 31, 2013	December 31, 2012
	(In thousands)
Deferred tax assets and liabilities	$5,361	$10,169
Valuation allowance	(722)	(727)

Deferred tax assets, net	$4,639	$9,442

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

Effective January 1, 2013, the Company has determined that unremitted earnings of its foreign subsidiaries will be considered indefinitely reinvested outside of the United States. There were no aggregate unremitted earnings as of December 31, 2012 and the impact of the reinvestment decision was immaterial to the income tax provision for the three months ended March 31, 2013.

8. Stock-Based Compensation Plans

Stock-based compensation expense for the three months ended March 31, 2013 and 2012 was as follows:

	Three Months Ended March 31,
	2013	2012
	(In thousands)
Employee:
Restricted stock and performance shares	$1,649	$1,668
Stock options	197	145

	1,846	1,813

Non-employee directors:
Restricted stock	151	149

Total stock-based compensation	$1,997	$1,962

The Company records stock-based compensation for employees in employee compensation and benefits and for non-employee directors in general and administrative expenses in the Consolidated Statements of Operations.

During the three months ended March 31, 2013, the Company granted to employees a total of 209,501 shares of restricted stock or restricted stock units, performance-based shares with an expected pay-out at target of 42,908 shares of common stock and 51,597 options to purchase shares of common stock. The fair value of the restricted stock and performance-based share awards was based on a weighted-average grant date fair value per share of $37.68 and $35.98, respectively. Based on the Black-Scholes option pricing model, the weighted-average fair value for each option granted was $19.62 per share. As of March 31, 2013, the total unrecognized compensation costs related to non-vested awards was $18.5 million. That cost is expected to be recognized over a weighted-average period of 2.6 years.

9. Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per common share:

	Three Months Ended March 31,
	2013	2012
	(In thousands, except per share amounts)
Net income	$15,326	$13,493
Common stock – voting	36,774	35,276
Common stock – non-voting	—	1,658

Basic weighted average shares outstanding	36,774	36,934

Basic earnings per share	$0.42	$0.37

Weighted average shares outstanding	36,774	36,934
Dilutive effect of stock options and restricted stock	899	1,761

Diluted weighted average shares outstanding	37,673	38,695

Diluted earnings per share	$0.41	$0.35

Stock options and restricted stock totaling 482,716 shares and 302,364 shares for the three months ended March 31, 2013 and 2012, respectively were excluded from the computation of diluted earnings per share because their effect would have been antidilutive. The computation of diluted shares can vary among periods due, in part, to the change in the average price of the Company’s common stock.

10. Credit Facility

On January 14, 2013, the Company entered into a three-year credit agreement (“Credit Agreement”) which provides for revolving loans and letters of credit up to an aggregate of $50.0 million (“Credit Facility”). Subject to satisfaction of certain specified conditions, the Company is permitted to upsize the Credit Facility by an additional $50.0 million in total. As of March 31, 2013, there was $49.9 million of availability under the Credit Facility.

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

11. Commitments and Contingencies

Lease Commitments

The Company leases office space and equipment under non-cancelable lease agreements expiring at various dates through 2022. Office space leases are subject to escalation based on certain costs incurred by the landlord. Minimum rental commitments as of March 31, 2013 under such operating and capital leases were as follows:

	Operating Leases	Capital Leases
	(In thousands)
Remainder of 2013	$1,387	$238
2014	1,828	42
2015	2,088	—
2016	2,019	—
2017	2,873	—
2018 and thereafter	7,255	—

Minimum lease payments	17,450	280
Less amount representing interest	—	9

	$17,450	$271

Rental expense was $0.8 million and $0.7 million for the three months ended March 31, 2013 and 2012, respectively, and is included in occupancy expense in the Consolidated Statements of Operations. Rental expense has been recorded based on the total minimum lease payments after giving effect to rent abatement and concessions, which are being amortized on a straight-line basis over the life of the lease. The Company is contingently obligated for standby letters of credit amounting to $1.4 million that were issued to landlords for office space.

In 2008, the Company assigned the lease agreement on a leased property to a third party. The Company is contingently liable should the assignee default on future lease obligations through the November 2015 lease termination date. The aggregate amount of future lease obligations under this arrangement was $0.9 million as of March 31, 2013.

Employee Matter

The Company assesses its liabilities and contingencies in connection with outstanding legal proceedings, if any, utilizing the latest information available. For matters where it is probable that the Company will incur a material loss and the amount can be reasonably estimated, the Company would establish an accrual for the loss. Once established, the accrual would be adjusted to reflect any relevant developments. When a loss contingency is not both probable and estimable, the Company does not establish an accrual. On January 2, 2013, a former employee of the Company filed a complaint against the Company with the U.S. Department of Labor alleging retaliatory employment practices in violation of the whistleblower provisions of the Sarbanes-Oxley Act. The relief sought includes, among other things, reinstatement, back pay and compensatory and punitive damages. The Company believes the complaint is without merit and intends to vigorously defend itself against the allegations. The Company filed its response to the complaint on February 26, 2013. Given the preliminary stage and the inherent uncertainty of the potential outcome of such proceedings, the Company cannot estimate the reasonably possible range of loss at this time. Based on the available information, the Company believes that the low end of the reasonably possible range of loss is zero and, accordingly, no loss accrual has been provided in the Company’s accompanying financial statements.

Other

The Company, through two regulated subsidiaries, executes certain bond transactions between and among institutional investor and broker-dealer clients on a riskless principal basis by serving as counterparty to both the buyer and the seller in matching back-to-back trades, which are then settled through a third-party clearing organization. The Company acts as intermediary on a riskless principal basis in these bond transactions by serving as counterparty to the two clients involved. Settlement typically occurs within one to three trading days after the trade date. Cash settlement of the transaction occurs upon receipt or delivery of the underlying instrument that was traded. Under securities clearing agreements with the independent third party, the Company maintains a collateral deposit with the clearing broker in the form of cash. As of March 31, 2013, the amount of the collateral deposit included in prepaid expenses and other assets in the Consolidated Statements of Financial Condition was $0.9 million. The Company is exposed to credit risk in the event a counterparty does not fulfill its obligation to complete a transaction. Pursuant to the terms of the securities clearing agreements between the Company and the independent clearing broker, the clearing broker has the right to charge the Company for losses resulting from a counterparty’s failure to fulfill its contractual obligations. The losses are not capped at a maximum amount and apply to all trades executed through the clearing broker. At March 31, 2013, the Company had not recorded any liabilities with regard to this right.

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

12. Customer Concentration

During both the three months ended March 31, 2013 and 2012, no single client accounted for more than 10% of total revenue. One client accounted for 12.7% and 14.3% of trading volumes during the three months ended March 31, 2013 and 2012, respectively.

13. Share Repurchases

In October 2011, the Board of Directors authorized a share repurchase program for up to $35.0 million of the Company’s common stock. As of March 31, 2013, the Company repurchased 955,342 shares of common stock at a cost of $29.2 million. No shares were repurchased during the three months ended March 31, 2013. Shares repurchased under the program will be held in treasury for future use.

On February 28, 2012, the Company repurchased 1,821,730 shares of the Company’s non-voting common stock from JPMorgan Chase & Co. (“JPM”) at a cost of $52.9 million. Shares repurchased from JPM were cancelled by the Company.

14. Related Party

In February 2012, the Company completed a registered underwritten secondary public offering of 3,597,333 shares of common stock held by JPM. The Company did not receive any of the proceeds of the offering. In addition, the Company repurchased 1,821,730 shares of non-voting common stock held by JPM. Immediately following the offering, JPM no longer held shares of common stock in the Company and, accordingly, is not considered a related party. The Company generated commissions, technology products and services revenues, information and user access fees, investment income and other income from JPM totaling $1.6 million for the two months ended February 28, 2012.

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

Executive Overview

MarketAxess operates a leading electronic trading platform that enables fixed-income market participants to efficiently trade corporate bonds and other types of fixed-income instruments using our patented trading technology. Our over 1,000 active institutional investor clients (firms that executed at least one trade in U.S. or European fixed-income securities through our electronic trading platform between April 2012 and March 2013) include investment advisers, mutual funds, insurance companies, public and private pension funds, bank portfolios, broker-dealers and hedge funds. Our 88 broker-dealer market-maker clients provide liquidity on the platform and include most of the leading broker-dealers in global fixed-income trading. We also execute certain bond transactions between and among institutional investor and broker-dealer clients on a riskless principal basis by serving as counterparty to both the buyer and the seller in matching back-to-back trades, which then settle through a third-party clearing organization. We offer a number of trading-related products and services, including market data to assist clients with trading decisions; connectivity solutions that facilitate straight-through processing; technology services to optimize trading environments; and execution services for exchange-traded fund managers and other clients. We also offer a range of pre- and post-trade services, including trade matching, regulatory transaction reporting and reference data, across a range of fixed-income products.

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

The majority of our revenues are derived from commissions for trades executed on our platform and distribution fees that are billed to our broker-dealer clients on a monthly basis. We also derive revenues from technology products and services, information and post-trade services, investment income and other income. Our expenses consist of employee compensation and benefits, depreciation and amortization, technology and communication expenses, professional and consulting fees, occupancy, marketing and advertising and other general and administrative expenses.

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

•

to continue to supplement our internal growth by entering into strategic alliances, or acquiring businesses or technologies that will enable us to enter new markets, provide new products or services, or otherwise enhance the value of our platform to our clients. On February 28, 2013, we acquired all of the outstanding shares of Xtrakter Limited (“Xtrakter”) from Euroclear S.A./N.V. Xtrakter is a U.K.-based provider of trade matching, regulatory transaction reporting and market and reference data across a range of fixed-income products. The acquisition of Xtrakter provides us with an expanded set of technology solutions ahead of incoming pre- and post-trade transparency mandates from the Markets in Financial Instruments Directive II in Europe.

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

Our U.S. subsidiary, MarketAxess Corporation, is a registered broker-dealer with the SEC and is a member of FINRA. Our U.K. subsidiary, MarketAxess Europe Limited, is registered as a multilateral trading facility dealer with the FCA in the U.K. MarketAxess Canada Limited, a Canadian subsidiary, is registered as an Alternative Trading System dealer under the Securities Act of Ontario and is a member of the Investment Industry Regulatory Organization of Canada. Relevant regulations prohibit repayment of borrowings from these subsidiaries or their affiliates, paying cash dividends, making loans to us or our affiliates or otherwise entering into transactions that result in a significant reduction in regulatory net capital or financial resources, without prior notification to or approval from such regulated entity’s principal regulator.

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

Similar to the U.S., regulatory bodies in Europe and elsewhere are developing new rules for derivatives trading. For example, the European Parliament and the EU Council of Ministers endorsed an agreement in 2012 that will, among other things, require central clearing of standardized OTC derivatives and the reporting of all derivatives (OTC or otherwise) to trade repositories. However, it is not yet clear whether there will be any requirement in the EU to trade standardized derivative contracts on regulated exchanges or trading platforms.

Rapid Technological Changes

We must continue to enhance and improve our electronic trading platform. The electronic financial services industry is characterized by increasingly complex systems and infrastructures and new business models. Our future success will depend on our ability to enhance our existing products and services, develop and/or license new products and technologies that address the increasingly sophisticated and varied needs of our broker-dealer and institutional investor clients and prospective clients and respond to technological advances and emerging industry standards and practices on a cost-effective and timely basis. We have received 11 patents covering our most significant trading protocols and other aspects of our trading system technology and other additional patents are pending.

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

Other Credit Commissions. Other credit includes emerging markets, high-yield, Eurobonds and structured products. Commissions for other credit products generally vary based on the type of the instrument traded using standard fee schedules. Similar to the U.S. high-grade plans, our European fee plans generally incorporate monthly distribution fees as well as variable transaction fees.

Liquid Products Commissions. Liquid products includes U.S. agency and European government bonds. Commissions for liquid products generally vary based on the type of the instrument traded using standard fee schedules.

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

Information and post-trade services. We charge information services fees for Corporate BondTickerTM to our broker-dealer clients, institutional investor clients and data-only subscribers. The information services fee is a flat monthly fee, based on the level of service. We also generate information services fees from the sale of bulk data and pricing services. Institutional investor clients trading U.S. high-grade corporate bonds are charged a monthly user access fee for the use of our platform. The fee, billed quarterly, is charged to the client based on the number of the client’s users. To encourage institutional investor clients to execute trades on our platform, we reduce these information and user access fees for such clients once minimum quarterly trading volumes are attained. We also generate revenue by providing regulatory transaction reporting and trade matching services to the securities markets.

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

Depreciation and Amortization. We depreciate our computer hardware and related software, office hardware and furniture and fixtures and amortize our capitalized software development costs on a straight-line basis over three to seven years. We amortize leasehold improvements on a straight-line basis over the lesser of the life of the improvement or the remaining term of the lease. Intangible assets with definite lives, including purchased technologies, customer relationships and other intangible assets, are amortized over their estimated useful lives, ranging from three to fifteen years. Intangible assets are assessed for impairment when events or circumstances indicate a possible impairment.

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

Critical Accounting Estimates

This Management’s Discussion and Analysis of Financial Condition and Results of Operations discusses our Consolidated Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the United States, also referred to as U.S. GAAP. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the reported amounts of income and expenses during the reporting periods. We base our estimates and judgments on historical experience and on various other factors that we believe are reasonable under the circumstances. Actual results may differ from these estimates under varying assumptions or conditions. Note 2 of the Notes to our Consolidated Financial Statements includes a summary of the significant accounting policies and methods used in the preparation of our Consolidated Financial Statements. There were no significant changes to our critical accounting policies and estimates during the three months ended March 31, 2013, as compared to those we disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2012.

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

Three Months Ended March 31, 2013 Compared to Three Months Ended March 31, 2012

Overview

Total revenues increased by $4.8 million or 9.5% to $55.6 million for the three months ended March 31, 2013, from $50.7 million for the three months ended March 31, 2012. This increase in total revenues was primarily due to an increase in commissions of $2.3 million, revenue from information and post-trade services of $1.8 million and other revenue of $0.6 million. Information and post-trade services revenue generated by Xtrakter totaled $1.9 million since the February 28, 2013 acquisition date.

Total expenses increased by $3.3 million or 11.6% to $31.2 million for the three months ended March 31, 2013, from $28.0 million for the three months ended March 31, 2012. This increase was primarily due to higher professional and consulting expenses of $1.6 million, depreciation and amortization of $0.7 million, employee compensation and benefits of $0.5 million and general and administrative costs of $0.5 million. First quarter 2013 expenses included approximately $1.7 million of Xtrakter operating expenses and an additional $1.4 million of acquisition-related costs.

Income before taxes increased by $1.6 million or 6.9% to $24.3 million for the three months ended March 31, 2013, from $22.7 million for the three months ended March 31, 2012. Net income was up $1.8 million or 13.6% to $15.3 million for the three months ended March 31, 2013, from $13.5 million for three months ended March 31, 2012.

Revenues

Our revenues for the three months ended March 31, 2013 and 2012, and the resulting dollar and percentage changes, were as follows:

	Three Months Ended March 31,
	2013		2012
	$	% of Revenues	$	% of Revenues	$ Change	% Change
	($ in thousands)
Commissions	$47,186	84.9%	$44,902	88.5%	$2,284	5.1%
Technology products and services	3,139	5.7	2,908	5.7	231	7.9
Information and post-trade services	3,703	6.7	1,871	3.7	1,832	97.9
Investment income	132	0.2	303	0.6	(171)	(56.4)
Other	1,397	2.5	751	1.5	646	86.0

Total revenues	$55,557	100.0%	$50,735	100.0%	$4,822	9.5%

Commissions. Our commission revenues for the three months ended March 31, 2013 and 2012, and the resulting dollar and percentage changes, were as follows:

	Three Months Ended March 31,
	2013	2012	$ Change	% Change
	($ in thousands)
Variable transaction fees
U.S. high-grade	$19,290	$18,510	$780	4.2%
Other credit	12,365	9,426	2,939	31.2
Liquid products	801	903	(102)	(11.3)

Total variable transaction fees	32,456	28,839	3,617	12.5

Distribution fees
U.S. high-grade	12,349	13,159	(810)	(6.2)
Other credit	2,351	2,904	(553)	(19.0)
Liquid products	30	—	30	—

Total distribution fees	14,730	16,063	(1,333)	(8.3)

Total commissions	$47,186	$44,902	$2,284	5.1%

Variable Transaction Fees

The following table shows the extent to which the increase in commissions for the three months ended March 31, 2013 was attributable to changes in transaction volumes and variable transaction fees per million:

	Change from the Three Months Ended March 31, 2012
	U.S. High-Grade	Other Credit	Liquid Products	Total
	(In thousands)
Volume increase (decrease)	$550	$1,811	$(267)	$2,094
Variable transaction fee per million increase	230	1,128	165	1,523

Total commissions increase (decrease)	$780	$2,939	$(102)	$3,617

Our trading volumes for the three months ended March 31, 2013 and 2012 were as follows:

	Three Months Ended March 31,
	2013	2012	$ Change	% Change
Trading Volume Data (in millions)
U.S. high-grade – fixed rate	$96,736	$94,997	$1,739	1.8%
U.S. high-grade – floating rate	4,509	3,325	1,184	35.6

Total U.S. high-grade	101,245	98,322	2,923	3.0
Other credit	41,767	35,037	6,730	19.2
Liquid products	17,348	24,631	(7,283)	(29.6)

Total	$160,360	$157,990	$2,370	1.5%

Number of U.S. Trading Days	60	62
Number of U.K. Trading Days	62	64

For volume reporting purposes, transactions in foreign currencies are converted to U.S. dollars at average monthly rates. The 3.0% increase in U.S. high-grade volume was principally due to an increase in our estimated market share of total U.S. high-grade corporate bond volume as reported by FINRA TRACE from 11.4% for the three months ended March 31, 2012 to 12.3% for the three months ended March 31, 2013. Estimated FINRA TRACE U.S. high-grade volume decreased by 1.3% to $825.9 billion for the three months ended March 31, 2013 from $864.4 billion for the three months ended March 31, 2012. Other credit volumes increased by 19.2% for the three months ended March 31, 2013 compared to the three months ended March 31, 2012 primarily due to higher emerging markets and high-yield bond volumes, partially offset by lower European high-grade volumes. Liquid products volume decreased by 29.6% for the three months ended March 31, 2013 compared to the three months ended March 31, 2012, due to lower U.S. agency volumes. Estimated FINRA TRACE U.S. agency volume decreased by 30.2% for the three months ended March 31, 2013 compared to the three months ended March 31, 2012.

Our average variable transaction fee per million for the three months ended March 31, 2013 and 2012 was as follows:

	Three Months Ended March 31,
	2013	2012
Average Variable Transaction Fee Per Million
U.S. high-grade - fixed rate	$198	$194
U.S. high-grade - floating rate	21	25
Total U.S. high-grade	191	188
Other credit	296	269
Liquid products	46	37
Total	202	183

The U.S. high-grade average variable transaction fee per million increased from $188 for the three months ended March 31, 2012 to $191 for the three months ended March 31, 2013. Other credit average variable transaction fees per million increased from $269 for the three months ended March 31, 2012 to $296 for the three months ended March 31, 2013, primarily due to a larger percentage of volume in products that carry higher fees per million, principally emerging markets and high yield bonds. Liquid products average variable transaction fees per million increased from $37 for the three months ended March 31, 2012 to $46 for the three months ended March 31, 2013, primarily due to a change in the mix of products traded.

Distribution Fees

The $0.8 million decline in U.S. high-grade distribution fees was principally due to the loss of one broker-dealer market maker in the first quarter of 2012. The $0.6 million decline in other credit distribution fees reflects a reduction to our European fee plan. Monthly distribution fees paid by most of our European broker-dealer market makers were reduced effective March 1, 2012, but the dealer variable fee schedule remained unchanged.

Technology Products and Services. Technology products and services revenues increased by $0.2 million or 7.9% to $3.1 million for the three months ended March 31, 2013, from $2.9 million for the three months ended March 31, 2012. The increase was due to higher software license and rental fees and professional service fees of $0.3 million.

Information and Post-Trade Services. Information and post-trade services increased by $1.8 million or 97.9% to $3.7 million for the three months ended March 31, 2013, from $1.9 million for the three months ended March 31, 2012. Information and post-trade services revenue generated by Xtrakter totaled $1.9 million since the February 28, 2013 acquisition date.

Investment Income. Investment income decreased by $0.2 million or 56.4% to $0.1 million for the three months ended March 31, 2013, from $0.3 million for the three months ended March, 31 2012. The decrease was due to the reduction in cash and securities available-for-sale related to the acquisition of Xtrakter.

Other. Other income increased by $0.6 million or 86.0% to $1.4 million for the three months ended March 31, 2013, from $0.8 million for the three months ended March, 31 2012. The increase was partially due to a gain on the sale of U.S. treasuries to fund the acquisition of Xtrakter.

Expenses

Our expenses for the three months ended March 31, 2013 and 2012, and the resulting dollar and percentage changes were as follows:

	Three Months Ended March 31,
	2013		2012
		% of		% of	$	%
	$	Revenues	$	Revenues	Change	Change
	($ in thousands)
Employee compensation and benefits	$16,353	29.4%	$15,841	31.2%	$512	3.2%
Depreciation and amortization	2,569	4.6	1,854	3.7	715	38.6
Technology and communications	3,191	5.7	2,955	5.8	236	8.0
Professional and consulting fees	4,601	8.3	3,024	6.0	1,577	52.1
Occupancy	932	1.7	759	1.5	173	22.8
Marketing and advertising	985	1.8	1,447	2.9	(462)	(31.9)
General and administrative	2,613	4.7	2,107	4.2	506	24.0

Total expenses	$31,244	56.2%	$27,987	55.2%	$3,257	11.6%

Employee Compensation and Benefits. Employee compensation and benefits increased by $0.5 million or 3.2% to $16.4 million for the three months ended March 31, 2013, from $15.8 million for the three months ended March 31, 2012. Our employee headcount increased from 238 as of March 31, 2012 to 306 as of March 31, 2013, mainly due to the addition of 62 Xtrakter personnel. Xtrakter employee compensation and benefits costs were $0.8 million since the February 28, 2013 acquisition date.

Depreciation and Amortization. Depreciation and amortization increased by $0.7 million or 38.6% to $2.6 million for the three months ended March 31, 2013, from $1.9 million for the three months ended March 31, 2012. The increase was principally due to higher amortization of software development costs resulting from increased product development and higher production equipment depreciation due to the 2012 disaster recovery data center build-out. For the three months ended March 31, 2013 and 2012, $0.8 million and $0.6 million, respectively, of leasehold improvements and equipment purchases and $1.4 million and $1.3 million, respectively, of software development costs were capitalized.

Technology and Communications. Technology and communications expenses increased by $0.2 million or 8.0% to $3.2 million for the three months ended March 31, 2013 from $3.0 million for the three months ended March 31, 2012. The increase was mainly due to the Xtrakter acquisition.

Professional and Consulting Fees. Professional and consulting fees increased by $1.6 million or 52.1% to $4.6 million for the three months ended March 31, 2013, from $3.0 million for the three months ended March 31, 2012. The increase was primarily due to approximately $1.1 million in investment banking, legal and other professional fees related to the Xtrakter acquisition and higher information technology consulting expenses.

Occupancy. Occupancy costs increased by $0.2 million or 22.8% to $0.9 million for the three months ended March 31, 2013, from $0.8 million for the three months ended March 31, 2012 principally related to office space occupied by Xtrakter in London.

Marketing and Advertising. Marketing and advertising expenses decreased by $0.5 million or 31.9% to $1.0 million for the three months ended March 31, 2013, from $1.5 million for the three months ended March 31, 2012. The decrease was principally due to lower advertising expenses related to new product initiatives.

General and Administrative. General and administrative expenses increased by $0.5 million or 24.0% to $2.6 million for the three months ended March 31, 2013, from $2.1 million for the three months ended March 31, 2012. The increase in general and administrative expenses was primarily attributable to approximately $0.4 million of transaction costs related to the Xtrakter acquisition.

Provision for Income Tax. For the three months ended March 31, 2013 and 2012, an income tax provision of $9.0 million and $9.3 million, respectively, were recorded. The decrease in the tax provision was primarily due to a decrease in the projected tax rate. Our consolidated effective tax rate for the three months ended March 31, 2013 was 37.0%, compared to 40.7% for the three months ended March 31, 2012. The income tax provision for the three months ended March 31, 2013 includes a benefit for certain 2012 tax credits enacted into law in 2013 amounting to approximately $0.4 million. Our consolidated effective tax rate can vary from period to period depending on, among other factors, the geographic and business mix of our earnings and changes in tax legislation and tax rates.

Liquidity and Capital Resources

During the past three years, we have met our cash needs through cash on hand and internally generated funds. Cash and cash equivalents and securities available-for-sale totaled $143.0 million at March 31, 2013.

On January 14, 2013, we entered into a three-year credit agreement that provides for revolving loans and letters of credit up to an aggregate of $50.0 million. Subject to satisfaction of certain specified conditions, we are permitted to upsize the Credit Facility by an additional $50.0 million in total. As of March 31, 2013, there was $49.9 million of availability under the Credit Facility.

Our cash flows were as follows:

	Three Months Ended March 31,
	2013	2012
	(In thousands)
Net cash provided by operating activities	$10,279	$13,374
Net cash (used in) provided by investing activities	(5,544)	15,892
Net cash used in financing activities	(7,927)	(78,718)
Effect of exchange rate changes on cash and cash equivalents	203	(359)

Net decrease for the period	$(2,989)	$(49,811)

Net cash provided by operating activities was $10.3 million for the three months ended March 31, 2013 compared to $13.4 million for the three months ended March 31, 2012. The $3.1 million decrease in net cash provided by operating activities was primarily due to an increase in working capital of $5.2 million, offset by an increase in net income of $1.8 million and higher depreciation and amortization of $0.7 million. During the three months ended March 31, 2013, annual year-end bonus payments were $18.7 million compared to $18.2 million for the three months ended March 31, 2012. During the three months ended March 31, 2013, cash paid for income taxes was $0.8 million compared to $1.0 million for the three months ended March 31, 2012.

Net cash used in investing activities was $5.5 million for the three months ended March 31, 2013 compared to net cash provided by investing activities of $15.9 million for the three months ended March 31, 2012. On February 28, 2013, we acquired Xtrakter for $37.1 million in cash, net of cash acquired. Net proceeds of securities available-for-sale were $33.7 million and $17.8 million for the three months ended March 31, 2013 and 2012, respectively. Capital expenditures were $2.2 million and $1.9 million for the three months ended March 31, 2013 and 2012, respectively.

Net cash used in financing activities was $7.9 million for the three months ended March 31, 2013 compared to $78.7 million for the three months ended March 31, 2012. The $70.8 million decrease in net cash used in financing activities was principally due to the 2012 repurchase of our common stock of $71.1 million, offset by an increase in cash dividends paid on common stock of $1.2 million.

Free cash flow is defined as cash flow from operating activities less expenditures for furniture, equipment and leasehold improvements and capitalized software development costs. For the 12 months ended March 31, 2013 and 2012, free cash flow was $67.9 million and $70.0 million, respectively. Free cash flow is a non-GAAP financial measure. We believe that this non-GAAP financial measure, when taken into consideration with the corresponding GAAP financial measures, is important in gaining an understanding of the our financial strength and cash flow generation.

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

We have three regulated subsidiaries, MarketAxess Corporation, MarketAxess Europe Limited and MarketAxess Canada Ltd. MarketAxess Corporation is a registered broker-dealer in the U.S., MarketAxess Europe Limited is a registered multilateral trading facility in the U.K. and MarketAxess Canada Ltd. is a registered Alternative Trading System in the Province of Ontario. As such, they are subject to minimum regulatory capital requirements imposed by their respective market regulators that are intended to ensure general financial soundness and liquidity based on certain minimum capital requirements. The relevant regulations prohibit a registrant from repaying borrowings from its parent or affiliates, paying cash dividends, making loans to its parent or affiliates or otherwise entering into transactions that result in a significant reduction in its regulatory net capital position without prior notification to or approval from its principal regulator. The capital structures of our subsidiaries are designed to provide each with capital and liquidity consistent with its business and regulatory requirements. Subject to rulemaking pursuant to the Dodd-Frank Act, we currently expect to establish and operate a swap execution facility and/or a security-based swap execution facility and we will be required to maintain an additional amount of minimum net capital in connection with such facilities. The following table sets forth the capital requirements, as defined, that our subsidiaries were required to maintain as of March 31, 2013:

	MarketAxess	MarketAxess	MarketAxess
	Corporation	Europe Limited	Canada Limited
	(In thousands)
Net capital	$69,812	$16,334	$478
Minimum net capital required	1,585	2,753	270

Excess net capital	$68,227	$13,581	$208

We execute certain bond transactions between and among institutional investor and broker-dealer clients on a riskless principal basis by serving as counterparty to both the buyer and the seller in matching back-to-back trades, which are then settled through a third-party clearing organization. We act as intermediary on a riskless principal basis in these bond transactions by serving as counterparty to the two clients involved. Settlement typically occurs within one to three trading days after the trade date. Cash settlement of the transaction occurs upon receipt or delivery of the underlying instrument that was traded. Under securities clearing agreements with the independent third party, we maintain collateral deposits with the clearing broker in the form of cash. As of March 31, 2013, the amount of the collateral deposits included in prepaid expenses and other assets in the Consolidated Statements of Financial Condition were $0.9 million. We are exposed to credit risk in the event a counterparty does not fulfill its obligation to complete a transaction. Pursuant to the terms of the securities clearing agreements between us and the independent clearing broker, the clearing broker has the right to charge us for losses resulting from a counterparty’s failure to fulfill its contractual obligations. The losses are not capped at a maximum amount and apply to all trades executed through the clearing broker. At March 31, 2013, we have not recorded any liabilities with regard to this right.

In the ordinary course of business, we enter into contracts that contain a variety of representations, warranties and general indemnifications. Our maximum exposure from any claims under these arrangements is unknown, as this would involve claims that have not yet occurred. However, based on past experience, we expect the risk of loss to be remote.

In October 2011, our Board of Directors authorized a share repurchase program for up to $35.0 million of our common stock. As of March 31, 2013, we repurchased 955,342 shares of common stock at a cost of $29.2 million. No shares were repurchased during the three months ended March 31, 2013. Shares repurchased under the program will be held in treasury for future use.

In October 2009, our Board of Directors approved our first regular quarterly dividend. In April 2013, our Board of Directors approved a quarterly cash dividend of $0.13 per share, which will be paid on May 23, 2013 to stockholders of record as of the close of business on May 9, 2013. We expect the total amount payable to be approximately $4.9 million. We expect to continue paying regular cash dividends, although there is no assurance as to such dividends. Any future declaration and payment of dividends will be at the sole discretion of our Board of Directors.

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

Contractual Obligations and Commitments

There was no significant change in our contractual obligations and commitments for the three months ended March 31, 2013.

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

As of March 31, 2013, we had a $17.1 million investment in securities available-for-sale. Adverse movements, such as a 10% decrease in the value of these securities or a downturn or disruption in the markets for these securities, could result in a substantial loss. In addition, principal gains and losses resulting from these securities could on occasion have a disproportionate effect, positive or negative, on our financial condition and results of operations for any particular reporting period.

Interest Rate Risk

Interest rate risk represents our exposure to interest rate changes with respect to the money market instruments, U.S. Treasury obligations and fixed-income securities in which we invest. As of March 31, 2013, our cash and cash equivalents and securities available-for-sale amounted to $143.0 million and were primarily in money market instruments and municipal securities. We do not maintain an inventory of bonds that are traded on our platform.

Derivative Risk

Our limited derivative risk stems from our activities in the foreign currency forward contract market. We use this market to mitigate our U.S. dollar versus Pound Sterling exposure that arises from the activities of our U.K. subsidiary. As of March 31, 2013, the notional fair value of our foreign currency forward contract was $26.2 million. We do not speculate in any derivative instruments.

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

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures. Our management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our “disclosure controls and procedures” as that term is defined in Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of March 31, 2013. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective to ensure that information required to be disclosed by MarketAxess in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and to ensure that information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

(b) Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2013 identified in connection with the evaluation thereof by our management, including the Chief Executive Officer and Chief Financial Officer, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — Other Information

Item 1. Legal Proceedings

On January 2, 2013, a former employee filed a complaint against us with the U.S. Department of Labor alleging retaliatory employment practices in violation of the whistleblower provisions of the Sarbanes-Oxley Act. The relief sought includes, among other things, reinstatement, back pay and compensatory and punitive damages. We believe the complaint is without merit and intend to vigorously defend against the allegations. We filed a response to the complaint on February 26, 2013. Given the preliminary stage and the inherent uncertainty of the potential outcome of such proceedings, we cannot estimate the reasonably possible range of loss at this time. Based on the available information, we believe that the low end of the reasonably possible range of loss is zero and, accordingly, no loss accrual has been provided in our accompanying financial statements.

Item 1A. Risk Factors

Risks that could have a negative impact on our business, results of operations and financial condition include: the volatility of financial services markets generally; the level of trading volume transacted on the MarketAxess platform; the absolute level and direction of interest rates and the corresponding volatility in the corporate fixed-income market; the level and intensity of competition in the fixed-income electronic trading industry and the pricing pressures that may result; the variability of our growth rate; the rapidly evolving nature of the electronic financial services industry; our ability to introduce new fee plans and our clients’ response; our exposure to risks resulting from non-performance by counterparties to transactions executed between our clients in which we act as an intermediary in matching back-to-back trades; our dependence on our broker-dealer clients; the loss of any of our significant institutional investor clients; our ability to develop new products and offerings and the market’s acceptance of those products; the effect of rapid market or technological changes on us and the users of our technology; our ability to successfully maintain the integrity of our trading platform and our response to system failures, capacity constraints and business interruptions; our vulnerability to cyber security risks; our ability to protect our intellectual property rights or technology and defend against intellectual property infringement or other claims; our ability to enter into strategic alliances and to acquire other businesses and successfully integrate them with our business; our ability to comply with new laws, rules and regulations both domestically and internationally; our ability to maintain effective compliance and risk management methods; the strain of growth initiatives on management and other resources; our future capital needs and our ability to obtain capital when needed; limitations on our operating flexibility contained in our credit agreement; and other factors. The Company’s actual results and financial condition may differ, perhaps materially, from the anticipated results and financial condition in any such forward-looking statements. The Company undertakes no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise. A more detailed description of each of these and other important risk factors can be found under the caption “Risk Factors” in our most recent Form 10-K for the year ended December 31, 2012. There have been no material changes to the risk factors described in such Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

During the quarter ended March 31, 2013, we repurchased the following shares of common stock:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Dollar Value of Shares That May Yet Be Purchased Under the Plans
				(In thousands)
January 1, 2013 — January 31, 2013	—	$—	—	$5,847
February 1, 2013 — February 28, 2013	—	—	—	$5,847
March 1, 2013 — March 31, 2013	—	—	—	$5,847

	—	$—	—

In October 2011, our Board of Directors authorized a share repurchase program for up to $35.0 million of our common stock. As of March 31, 2013, we repurchased 955,342 shares of common stock at a cost of $29.2 million. No shares were repurchased during the three months ended March 31, 2013. Shares repurchased under the program will be held in treasury for future use.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Listing:

Number	Description

31.1	Certification by Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document**

101.SCH	XBRL Taxonomy Extension Schema Document**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**

101.LAB	XBRL Taxonomy Extension Label Linkbase Document**

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document**

**	Attached as Exhibit 101 to this Quarterly Report on Form 10-Q are the following materials, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Financial Condition as of March 31, 2013 and December 31, 2012; (ii) Consolidated Statements of Operations for the Three Months Ended March 31, 2013 and 2012; (iii) Consolidated Statements of Comprehensive Income for the Three Months Ended March 31, 2013 and 2012; (iv) Consolidated Statement of Stockholders’ Equity for the Three Months Ended March 31, 2013; (v) Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2013 and 2012; and (vi) Notes to the Consolidated Financial Statements.

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

MARKETAXESS HOLDINGS INC.

Date: April 26, 2013	By:	/s/ RICHARD M. MCVEY
Richard M. McVey
Chief Executive Officer (principal executive officer)

Date: April 26, 2013	By:	/s/ ANTONIO L. DELISE
Antonio L. DeLise
Chief Financial Officer (principal financial and accounting officer)