Form 10-Q
period 2013-06-30
MARKETAXESS HOLDINGS INC
filed 2013-07-26
CIK 1278021

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

or

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

As of July 25, 2013, the number of shares of the Registrant’s voting common stock outstanding was 37,561,966.

MARKETAXESS HOLDINGS INC.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2013

PART I — Financial Information

Item 1. Financial Statements

MARKETAXESS HOLDINGS INC.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Unaudited)

	As of
	June 30,	December 31,
	2013	2012
	(In thousands, except share and per share amounts)
ASSETS
Cash and cash equivalents	$135,468	$128,908
Securities available-for-sale, at fair value	14,479	51,208
Accounts receivable, net of allowance of $131 and $75 as of June 30, 2013 and December 31, 2012, respectively	41,826	31,044
Goodwill and intangible assets, net of accumulated amortization	71,447	33,134
Furniture, equipment, leasehold improvements and capitalized software, net of accumulated depreciation and amortization	26,443	18,009
Prepaid expenses and other assets	11,204	8,096
Deferred tax assets, net	4,511	9,442

Total assets	$305,378	$279,841

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Accrued employee compensation	$12,509	$19,916
Deferred revenue	5,437	4,864
Accounts payable, accrued expenses and other liabilities	16,868	12,344

Total liabilities	34,814	37,124

Commitments and Contingencies (Note 11)	—	—
Stockholders’ equity
Preferred stock, $0.001 par value, 4,855,000 shares authorized, no shares issued and outstanding as of June 30, 2013 and December 31, 2012	—	—
Series A Preferred Stock, $0.001 par value, 110,000 shares authorized, no shares issued and outstanding as of June 30, 2013 and December 31, 2012	—	—
Common stock voting, $0.003 par value, 110,000,000 shares authorized, 39,057,125 shares and 38,902,294 shares issued and 37,561,966 shares and 37,407,135 shares outstanding as of June 30, 2013 and December 31, 2012, respectively	119	118
Common stock non-voting, $0.003 par value, 10,000,000 shares authorized, no shares issued and outstanding as of June 30, 2013 and December 31, 2012	—	—
Additional paid-in capital	286,816	283,609
Treasury stock—Common stock voting, at cost, 1,495,159 shares as of June 30, 2013 and December 31, 2012	(32,273)	(32,273)
Retained earnings (deficit)	19,467	(5,644)
Accumulated other comprehensive loss	(3,565)	(3,093)

Total stockholders’ equity	270,564	242,717

Total liabilities and stockholders’ equity	$305,378	$279,841

The accompanying notes are an integral part of these consolidated financial statements.

MARKETAXESS HOLDINGS INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(In thousands, except per share amounts)
Revenues
Commissions	$54,198	$42,690	$101,384	$87,592
Information and post-trade services	7,192	1,790	10,895	3,661
Technology products and services	3,537	3,220	6,676	6,128
Investment income	44	268	176	571
Other	588	857	1,985	1,608

Total revenues	65,559	48,825	121,116	99,560

Expenses
Employee compensation and benefits	15,927	15,305	32,280	31,146
Depreciation and amortization	4,504	1,961	7,073	3,815
Technology and communications	4,099	3,015	7,290	5,970
Professional and consulting fees	4,726	2,837	9,327	5,861
Occupancy	1,287	757	2,219	1,516
Marketing and advertising	1,432	1,732	2,417	3,179
General and administrative	2,073	2,018	4,686	4,125

Total expenses	34,048	27,625	65,292	55,612

Income before income taxes	31,511	21,200	55,824	43,948
Provision for income taxes	12,168	8,571	21,155	17,826

Net income	$19,343	$12,629	$34,669	$26,122

Net income per common share
Basic	$0.52	$0.35	$0.94	$0.72
Diluted	$0.51	$0.34	$0.92	$0.69
Cash dividends declared per common share	$0.13	$0.11	$0.26	$0.22
Weighted average common shares
Basic	36,868	36,128	36,821	36,531
Diluted	37,819	37,440	37,746	38,067

The accompanying notes are an integral part of these consolidated financial statements.

MARKETAXESS HOLDINGS INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(In thousands)
Net income	$19,343	$12,629	$34,669	$26,122
Cumulative translation adjustment and foreign currency exchange hedge, net of tax	(73)	(148)	43	(280)
Unrealized net loss on securities available-for-sale, net of tax	(9)	(56)	(515)	(255)

Comprehensive Income	$19,261	$12,425	$34,197	$25,587

The accompanying notes are an integral part of these consolidated financial statements.

MARKETAXESS HOLDINGS INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

			Treasury
			Stock -		Accumulated
	Common	Additional	Common	Retained	Other	Total
	Stock	Paid-In	Stock	(Deficit)	Comprehen-	Stockholders’
	Voting	Capital	Voting	Earnings	sive Loss	Equity
	(In thousands)
Balance at December 31, 2012	$118	$283,609	$(32,273)	$(5,644)	$(3,093)	$242,717
Net income	—	—	—	34,669	—	34,669
Cumulative translation adjustment and foreign currency exchange hedge, net of tax	—	—	—	—	43	43
Unrealized net (loss) on securities available-for-sale, net of tax	—	—	—	—	(515)	(515)
Stock-based compensation	—	4,178	—	—	—	4,178
Exercise of stock options	1	1,379	—	—	—	1,380
Withholding tax payments on restricted stock vesting and stock option exercises	—	(5,001)	—	—	—	(5,001)
Excess tax benefits from stock-based compensation	—	2,651	—	—	—	2,651
Cash dividend on common stock	—	—	—	(9,558)	—	(9,558)

Balance at June 30, 2013	$119	$286,816	$(32,273)	$19,467	$(3,565)	$270,564

The accompanying notes are an integral part of these consolidated financial statements.

MARKETAXESS HOLDINGS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2013	2012
	(In thousands)
Cash flows from operating activities
Net income	$34,669	$26,122
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,746	3,815
Stock-based compensation expense	4,178	4,028
Deferred taxes	2,262	2,619
Non-cash out-of-period adjustment	(972)	—
Provision for bad debts	183	446
Other	(155)	471
Changes in operating assets and liabilities
(Increase) decrease in accounts receivable	(7,427)	2,515
(Decrease) in prepaid expenses and other assets	(2,206)	(5,241)
(Decrease) in accrued employee compensation	(8,066)	(8,922)
(Decrease) in deferred revenue	(1,002)	(200)
Increase in accounts payable, accrued expenses and other liabilities	3,039	242

Net cash provided by operating activities	30,249	25,895

Cash flows from investing activities
Acquisition of business, net of cash acquired	(37,827)	—
Securities available-for-sale:
Proceeds from sales	30,900	13,577
Proceeds from maturities	5,185	11,423
Purchases	—	(6,376)
Purchases of furniture, equipment and leasehold improvements	(7,416)	(1,044)
Capitalization of software development costs	(3,284)	(2,558)
Other	63	(9)

Net cash (used in) provided by investing activities	(12,379)	15,013

Cash flows from financing activities
Cash dividend on common stock	(10,258)	(8,282)
Exercise of stock options	1,380	5,428
Withholding tax payments on restricted stock vesting and stock option exercises	(5,001)	(20,003)
Excess tax benefits from stock-based compensation	2,651	13,681
Repurchase of common stock	—	(71,143)
Other	(158)	(146)

Net cash (used in) financing activities	(11,386)	(80,465)

Effect of exchange rate changes on cash and cash equivalents	76	(468)

Cash and cash equivalents
Net increase (decrease) for the period	6,560	(40,025)
Beginning of year	128,908	169,620

End of period	$135,468	$129,595

Supplemental cash flow information
Cash paid during the period:
Cash paid for income taxes	$12,612	$6,936
Non-cash investing and financing activity:
Conversion of common stock non-voting to common stock voting	$—	$15,880
Liabilities assumed in connection with the Xtrakter acquisition:
Fair value of assets acquired	$44,745
Cash paid for the capital stock	(37,827)

Liabilities assumed	$6,918

The accompanying notes are an integral part of these consolidated financial statements.

MARKETAXESS HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Unaudited

1. Organization and Principal Business Activity

MarketAxess Holdings Inc. (the “Company” or “MarketAxess”) was incorporated in the State of Delaware on April 11, 2000. Through its subsidiaries, the Company operates an electronic trading platform for corporate bonds and other types of fixed-income instruments through which the Company’s institutional investor clients can access liquidity provided by its broker-dealer clients. The Company’s multi-dealer trading platform allows its institutional investor clients to simultaneously request competitive, executable bids or offers from multiple broker-dealers, and to execute trades with the broker-dealer of their choice. The Company offers its clients the ability to trade U.S. high-grade corporate bonds, European high-grade corporate bonds, credit default swaps, agencies, high yield and emerging markets bonds and asset-backed and preferred securities. The Company also executes certain bond transactions between and among institutional investor and broker-dealer clients on a riskless principal basis by serving as counterparty to both the buyer and the seller in matching back-to-back trades, which then settle through a third-party clearing organization. The Company provides fixed-income market data analytics and compliance tools that help its clients make trading decisions. The Company also provides trade matching and regulatory transaction reporting services to the securities markets. In addition, the Company provides FIX (Financial Information eXchange) message management tools, connectivity solutions and ancillary technology services that facilitate the electronic communication of order information between trading counterparties.

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

The Company assesses whether an other-than-temporary impairment loss on the investments has occurred due to declines in fair value or other market conditions. The portion of an other-than-temporary impairment related to credit loss is recorded as a charge in the Consolidated Statements of Operations. The remainder is recognized in accumulated other comprehensive loss if the Company does not intend to sell the security and it is more likely than not that the Company will not be required to sell the security prior to recovery. No charges for other-than-temporary losses were recorded during the six months ended June 30, 2013 and 2012.

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

Software Development Costs

The Company capitalizes certain costs associated with the development of internal use software at the point at which the conceptual formulation, design and testing of possible software project alternatives have been completed. The Company capitalizes payroll related costs and third party consulting costs incurred during the preliminary software project stage. Once the product is ready for its intended use, such costs are amortized on a straight-line basis over three years. The Company reviews the amounts capitalized for impairment whenever events or changes in circumstances indicate that the carrying amounts of the assets may not be recoverable.

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

Revenue Recognition

The majority of the Company’s revenues are derived from commissions for trades executed on its platform and distribution fees that are billed to its broker-dealer clients on a monthly basis. The Company also derives revenues from information and post-trade services, technology products and services, investment income and other income.

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

Revenues from contracts for technology integration consulting services are recognized on the percentage-of-completion method. Percentage-of-completion accounting involves calculating the percentage of services provided during the reporting period compared to the total estimated services to be provided over the duration of the contract. If estimates indicate that a contract loss will occur, a loss provision is recorded in the period in which the loss first becomes probable and reasonably estimable. Contract losses are determined to be the amount by which the estimated direct and indirect costs of the contract exceed the estimated total revenues that will be generated by the contract. There were no contract loss provisions recorded as of June 30, 2013 and 2012. Revenues recognized in excess of billings are recorded as unbilled services within other assets. Billings in excess of revenues recognized are recorded as deferred revenues until revenue recognition criteria are met.

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

Out-of-Period Adjustment

During the second quarter of 2013, the Company determined that it had incorrectly excluded incentive compensation as a component of employee compensation eligible for capitalization under its software development costs capitalization policy. The Company assessed this error and determined that it was not material to previous reporting periods and is not material to the current year. Therefore, the Company has recorded this item as an out-of-period adjustment in the three months ended June 30, 2013 by reducing employee compensation and benefits expense by $2.9 million and increasing depreciation and amortization expense by $1.3 million in the Consolidated Statements of Operations and increasing the net book value of capitalized software by $1.6 million in the Consolidated Statements of Financial Condition. This item was reflected as a non-cash adjustment in the Consolidated Statements of Cash Flows.

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

3. Net Capital Requirements and Customer Protection Requirements

MarketAxess Corporation, a U.S. subsidiary, is a registered broker-dealer with the SEC and is a member of the Financial Industry Regulatory Authority (“FINRA”). MarketAxess Corporation claims exemption from SEC Rule 15c3-3, as it does not hold customer securities or funds on account, as defined. Pursuant to the Uniform Net Capital Rule under the Securities Exchange Act of 1934, MarketAxess Corporation is required to maintain minimum net capital, as defined, equal to the greater of $100,000 or 6 2/3% of aggregate indebtedness. MarketAxess Europe Limited, a U.K. subsidiary, is registered as a Multilateral Trading Facility dealer with the Financial Conduct Authority (formerly the Financial Services Authority) (“FCA”) in the U.K. MarketAxess Canada Limited, a Canadian subsidiary, is registered as an Alternative Trading System dealer under the Securities Act of Ontario and is a member of the Investment Industry Regulatory Organization of Canada. MarketAxess Europe Limited and MarketAxess Canada Limited are subject to certain financial resource requirements of the FCA and the Ontario Securities Commission, respectively. The following table sets forth the capital requirements, as defined, that the Company’s subsidiaries were required to maintain as of June 30, 2013:

	MarketAxess Corporation	MarketAxess Europe Limited	MarketAxess Canada Limited
	(In thousands)
Net capital	$45,779	$16,345	$426
Minimum net capital required	2,028	3,190	262

Excess net capital	$43,751	$13,155	$164

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

On July 12, 2013, MarketAxess SEF Corporation, a U.S. subsidiary, filed an application to register a swap execution facility (the “SEF”) with the Commodities Futures Trading Commission (the “CFTC”). The SEF will be subject to various CFTC regulations, including maintenance of a minimum level of financial resources.

4. Fair Value Measurements

The following table summarizes the valuation of the Company’s assets and liabilities measured at fair value as categorized based on the hierarchy described in Note 2.

	Level 1	Level 2	Level 3	Total
	(In thousands)
As of June 30, 2013
Money market funds	$89,819	$—	$—	$89,819
Securities available-for-sale:
Municipal securities	—	12,353	—	12,353
Corporate bonds	—	2,126	—	2,126
Foreign currency forward position	—	227	—	227

	$89,819	$14,706	$—	$104,525

As of December 31, 2012
Money market funds	$83,519	$—	$—	$83,519
Securities available-for-sale
U.S. government obligations	—	31,104	—	31,104
Municipal securities	—	17,947	—	17,947
Corporate bonds	—	2,157	—	2,157
Foreign currency forward and option contracts	—	15	—	15

	$83,519	$51,223	$—	$134,742

Securities classified within Level 2 were valued using a market approach utilizing prices and other relevant information generated by market transactions involving comparable assets. The foreign currency forward contract is classified within Level 2 as the valuation inputs are based on quoted market prices. There were no financial assets classified within Level 3 during 2013 and 2012.

The Company enters into foreign currency forward contracts to hedge the exposure to variability in foreign currency cash flows resulting from the net investment in the Company’s U.K. subsidiaries. The Company assesses each foreign currency forward contract to ensure that it is highly effective at reducing the exposure being hedged. The Company designates each foreign currency forward contract as a hedge, assesses the risk management objective and strategy, including identification of the hedging instrument, the hedged item and the risk exposure and how effectiveness is to be assessed prospectively and retrospectively. These hedges are for a one-month period and are used to limit exposure to foreign currency exchange rate fluctuations. A gross and net fair value asset is included in accounts receivable and a gross and net fair value liability is included in accounts payable in the Consolidated Statements of Financial Condition. Gains or losses on foreign currency forward contracts designated as hedges are included in accumulated other comprehensive loss in the Consolidated Statements of Financial Condition.

A summary of the foreign currency forward contract is as follows:

	As of
	June 30, 2013	December 31, 2012
	(In thousands)
Notional value	$27,335	$15,792
Fair value of notional	27,108	15,809

Gross and net fair value asset and (liability)	$227	$(17)

The following is a summary of the Company’s securities available-for-sale:

	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
	(In thousands)
As of June 30, 2013
Municipal securities	$12,342	$11	$—	$12,353
Corporate bonds	2,122	4	—	2,126

Total securities available-for-sale	$14,464	$15	$—	$14,479

As of December 31, 2012
U.S. government obligations	$30,255	$849	$—	$31,104
Municipal securities	17,941	10	(4)	17,947
Corporate bonds	2,159	—	(2)	2,157

Total securities available-for-sale	$50,355	$859	$(6)	$51,208

The following table summarizes the contractual maturities of securities available-for-sale:

	As of
	June 30, 2013	December 31, 2012
	(In thousands)
Less than one year	$8,909	$10,870
Due in 1—5 years	5,570	40,338

Total securities available-for-sale	$14,479	$51,208

Proceeds from the sales and maturities of securities available-for-sale during the six months ended June 30, 2013 and 2012 were $36.1 million and $25.0 million, respectively.

There were no unrealized losses on securities available-for-sale as of June 30, 2013. The following table provides fair values and unrealized losses on securities available-for-sale and by the aging of the securities’ continuous unrealized loss position as of December 31, 2012:

	Less than Twelve Months		Twelve Months or More		Total
	Estimated	Gross	Estimated	Gross	Estimated	Gross
	fair	unrealized	fair	unrealized	fair	unrealized
	value	losses	value	losses	value	losses
	(In thousands)
As of December 31, 2012
Municipal securities	$2,780	$(4)	$—	$—	$2,780	$(4)
Corporate bonds	2,157	(2)	—	—	2,157	(2)

Total securities available-for-sale	$4,937	$(6)	$—	$—	$4,937	$(6)

5. Acquisition

On February 28, 2013, the Company acquired all of the outstanding shares of Xtrakter Limited (“Xtrakter”) from Euroclear S.A./N.V. Xtrakter is a U.K.-based provider of trade matching, regulatory transaction reporting and market and reference data across a range of fixed-income products. The acquisition of Xtrakter provides the Company with an expanded set of technology solutions ahead of incoming pre-and post-trade transparency mandates from the Markets in Financial Instruments Directive II in Europe. The aggregate purchase price was $37.8 million in cash, net of acquired cash. During the six months ended June 30, 2013, transaction costs such as legal, regulatory, accounting, tax, valuation and other professional services were $1.6 million.

The Company has completed a preliminary allocation of the purchase price to the fair value of assets acquired and liabilities assumed at the date of acquisition. It is possible that the purchase price allocation will be adjusted upon finalization of the valuation for the acquired intangible assets and income tax liabilities. The preliminary purchase price allocation is as follows (in thousands):

Purchase price	$46,683
Less: acquired cash	(8,856)

Purchase price, net of acquired cash	37,827

Accounts receivable	3,538
Intangible assets	13,255
Other assets	1,718
Deferred tax liability, net	(2,342)
Accounts payable, accrued expenses and deferred revenue	(4,576)

Goodwill	$26,234

The acquired intangible assets are as follows (in thousands, except for useful lives):

	Costs	Useful Lives
Customer relationships	$5,455	10-15 years
Internally developed software	5,000	3 years
Tradename- indefinite life	1,820	indefinite
Tradename- finite life	300	3 years
Non-compete agreement	380	3 years
Other	300	indefinite

Total	$13,255

The identifiable intangible assets and goodwill are not deductible for tax purposes.

Since the date of the acquisition, Xtrakter-related revenue and net income of $7.4 million and $0.3 million, respectively, have been included in the Company’s Consolidated Statements of Operations. The following unaudited pro forma consolidated financial information reflects the results of operations of the Company for the three and six months ended June 30, 2013 and 2012, as if the acquisition of Xtrakter had occurred as of the beginning of each period presented, after giving effect to certain purchase accounting adjustments. These pro forma results are not necessarily indicative of what the Company’s operating results would have been had the acquisition actually taken place at the beginning of each period presented. The pro forma financial information includes the amortization charges from acquired intangible assets, adjustments to interest income to reflect the cash purchase price and related tax effects.

	Pro forma
	Three Months Ended	Six Months Ended
	June 30,	June 30,
	2012	2013	2012
	(In thousands, except per share amounts)
Revenues	$55,096	$125,040	$112,273
Income before income taxes	$20,867	$55,860	$43,587
Net income	$12,423	$34,685	$25,886
Basic net income per common share	$0.34	$0.94	$0.71
Diluted net income per common share	$0.33	$0.92	$0.68

6. Goodwill and Intangible Assets

The following is a summary of changes in goodwill and intangible assets with indefinite lives for the period ended June 30, 2013 (in thousands):

Balance at beginning of period	$31,785
Goodwill from Xtrakter acquisition	26,234
Intangible assets with indefinite lives from Xtrakter acquisition	2,120

Balance at end of period	$60,139

Intangible assets that are subject to amortization, including the related accumulated amortization, are comprised of the following:

	June 30, 2013			December 31, 2012
	Cost	Accumulated Amortization	Net Carrying Amount	Cost	Accumulated Amortization	Net Carrying Amount
	(In thousands)
Technology	$9,010	$(4,542)	$4,468	$4,010	$(3,892)	$118
Customer relationships	8,985	(2,751)	6,234	3,530	(2,364)	1,166
Non-competition agreements	1,640	(1,302)	338	1,260	(1,214)	46
Tradenames	890	(623)	267	590	(570)	20

Total	$20,525	$(9,218)	$11,307	$9,390	$(8,040)	$1,350

Amortization expense associated with identifiable intangible assets was $1.2 million for the six months ended June 30, 2013 and $0.7 million for the six months ended June 30, 2012. Estimated total amortization expense is $2.6 million for 2013, $2.5 million for 2014, $2.5 million for 2015, $0.9 million for 2016 and $0.5 million for 2017.

7. Income Taxes

The provision for income taxes consists of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(In thousands)
Current:
Federal	$9,089	$(2,554)	$12,597	$1,011
State and local	1,819	(298)	2,898	872
Foreign	418	(31)	290	(121)

Total current provision	11,326	(2,883)	15,785	1,762

Deferred:
Federal	989	9,473	4,736	13,018
State and local	184	2,120	863	2,992
Foreign	(331)	(139)	(229)	54

Total deferred provision	842	11,454	5,370	16,064

Provision for income taxes	$12,168	$8,571	$21,155	$17,826

The following is a summary of the Company’s net deferred tax assets:

	As of
	June 30, 2013	December 31, 2012
	(In thousands)
Deferred tax assets and liabilities	$5,210	$10,169
Valuation allowance	(699)	(727)

Deferred tax assets, net	$4,511	$9,442

The Company or one of its subsidiaries files U.S. federal, state and foreign income tax returns. No income tax returns have been audited, with the exception of New York city (through 2003) and state (through 2006) and Connecticut state (through 2003) tax returns. Examinations of the Company’s federal tax return for 2011 and New York state franchise tax returns for 2007 through 2009 are currently underway. The Company cannot estimate when the examinations will conclude.

Effective January 1, 2013, the Company has determined that unremitted earnings of its foreign subsidiaries will be considered indefinitely reinvested outside of the United States. There were no aggregate unremitted earnings as of December 31, 2012 and the impact of the reinvestment decision was immaterial to the income tax provision for the three and six months ended June 30, 2013.

8. Stock-Based Compensation Plans

Stock-based compensation expense for the three and six months ended June 30, 2013 and 2012 was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(In thousands)
Employee:
Restricted stock and performance shares	$1,848	$1,806	$3,497	$3,474
Stock options	226	161	423	306

	2,074	1,967	3,920	3,780

Non-employee directors:
Restricted stock	106	99	258	248

Total stock-based compensation	$2,180	$2,066	$4,178	$4,028

The Company records stock-based compensation for employees in employee compensation and benefits and for non-employee directors in general and administrative expenses in the Consolidated Statements of Operations.

During the six months ended June 30, 2013, the Company granted to employees a total of 214,622 shares of restricted stock or restricted stock units, performance-based shares with an expected pay-out at target of 42,908 shares of common stock and 51,597 options to purchase shares of common stock. The fair value of the restricted stock and performance-based share awards was based on a weighted-average grant date fair value per share of $37.80 and $35.98, respectively. Based on the Black-Scholes option pricing model, the weighted-average fair value for each option granted was $19.62 per share. As of June 30, 2013, the total unrecognized compensation cost related to non-vested awards was $16.0 million. That cost is expected to be recognized over a weighted-average period of 2.4 years.

9. Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per common share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(In thousands, except per share amounts)
Net income	$19,343	$12,629	$34,669	$26,122

Common stock—voting	36,868	36,128	36,821	35,702
Common stock—non-voting	—	—	—	829

Basic weighted average shares outstanding	36,868	36,128	36,821	36,531

Basic earnings per share	$0.52	$0.35	$0.94	$0.72

Weighted average shares outstanding	36,868	36,128	36,821	36,531
Dilutive effect of stock options and restricted stock	951	1,312	925	1,536

Diluted weighted average shares outstanding	37,819	37,440	37,746	38,067

Diluted earnings per share	$0.51	$0.34	$0.92	$0.69

Stock options and restricted stock totaling 70,332 shares and zero shares for the three months ended June 30, 2013 and 2012, respectively, and 276,524 shares and 151,370 shares for the six months ended June 30, 2013 and 2012, respectively, were excluded from the computation of diluted earnings per share because their effect would have been antidilutive. The computation of diluted shares can vary among periods due, in part, to the change in the average price of the Company’s common stock.

10. Credit Facility

On January 14, 2013, the Company entered into a three-year credit agreement (“Credit Agreement”) which provides for revolving loans and letters of credit up to an aggregate of $50.0 million (“Credit Facility”). Subject to satisfaction of certain specified conditions, the Company is permitted to upsize the Credit Facility by an additional $50.0 million in total. As of June 30, 2013, there was $49.9 million available to borrow under the Credit Facility.

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

The Credit Agreement requires that the Company’s consolidated total leverage ratio tested on the last day of each fiscal quarter not exceed 2.5 to 1.0. The Credit Agreement also requires that the Company’s consolidated interest coverage ratio tested on the last day of each fiscal quarter not fall below 3.5 to 1.0.

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

11. Commitments and Contingencies

Lease Commitments

The Company leases office space and equipment under non-cancelable lease agreements expiring at various dates through 2022. Office space leases are subject to escalation based on certain costs incurred by the landlord. Minimum rental commitments as of June 30, 2013 under such operating and capital leases were as follows:

	Operating Leases	Capital Leases
	(In thousands)
Remainder of 2013	$920	$154
2014	1,828	42
2015	2,088	—
2016	2,019	—
2017	2,874	—
2018 and thereafter	7,255	—

Minimum lease payments	16,984	196
Less amount representing interest	—	5

	$16,984	$191

Rental expense was $2.0 million and $1.3 million for the six months ended June 30, 2013 and 2012, respectively, and is included in occupancy expense in the Consolidated Statements of Operations. Rental expense has been recorded based on the total minimum lease payments after giving effect to rent abatement and concessions, which are being amortized on a straight-line basis over the life of the lease. The Company is contingently obligated for standby letters of credit amounting to $1.4 million that were issued to landlords for office space.

In 2008, the Company assigned the lease agreement on a leased property to a third party. The Company is contingently liable should the assignee default on future lease obligations through the November 2015 lease termination date. The aggregate amount of future lease obligations under this arrangement was $0.8 million as of June 30, 2013.

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

Other

The Company, through two regulated subsidiaries, executes certain bond transactions between and among institutional investor and broker-dealer clients on a riskless principal basis by serving as counterparty to both the buyer and the seller in matching back-to-back trades, which are then settled through a third-party clearing organization. The Company acts as intermediary on a riskless principal basis in these bond transactions by serving as counterparty to the two clients involved. Settlement typically occurs within one to three trading days after the trade date. Cash settlement of the transaction occurs upon receipt or delivery of the underlying instrument that was traded. Under securities clearing agreements with the independent third party, the Company maintains a collateral deposit with the clearing broker in the form of cash. As of June 30, 2013, the amount of the collateral deposit included in prepaid expenses and other assets in the Consolidated Statements of Financial Condition was $0.9 million. The Company is exposed to credit risk in the event a counterparty does not fulfill its obligation to complete a transaction. Pursuant to the terms of the securities clearing agreements between the Company and the independent clearing broker, the clearing broker has the right to charge the Company for losses resulting from a counterparty’s failure to fulfill its contractual obligations. The losses are not capped at a maximum amount and apply to all trades executed through the clearing broker. At June 30, 2013, the Company had not recorded any liabilities with regard to this right.

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

12. Customer Concentration

During both the six months ended June 30, 2013 and 2012, no single client accounted for more than 10% of total revenue. One client accounted for 12.1% and 13.9% of trading volumes during the six months ended June 30, 2013 and 2012, respectively.

13. Share Repurchases

In October 2011, the Board of Directors authorized a share repurchase program for up to $35.0 million of the Company’s common stock. As of June 30, 2013, the Company repurchased 955,342 shares of common stock at a cost of $29.2 million. No shares were repurchased during the six months ended June 30, 2013. Shares repurchased under the program will be held in treasury for future use.

In February 2012, the Company repurchased 1,821,730 shares of the Company’s non-voting common stock from JPMorgan Chase & Co. (“JPM”) at a cost of $52.9 million. Shares repurchased from JPM were cancelled by the Company.

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

Executive Overview

MarketAxess operates a leading electronic trading platform that enables fixed-income market participants to efficiently trade corporate bonds and other types of fixed-income instruments using our patented trading technology. Our over 1,000 active institutional investor clients (firms that executed at least one trade in U.S. or European fixed income securities through our electronic trading platform between July 2012 and June 2013) include investment advisers, mutual funds, insurance companies, public and private pension funds, bank portfolios, broker-dealers and hedge funds. Our 84 broker-dealer market-maker clients provide liquidity on the platform and include most of the leading broker-dealers in global fixed-income trading. We also execute certain bond transactions between and among institutional investor and broker-dealer clients on a riskless principal basis by serving as counterparty to both the buyer and the seller in matching back-to-back trades, which then settle through a third-party clearing organization. We offer a number of trading-related products and services, including market data to assist clients with trading decisions; connectivity solutions that facilitate straight-through processing; technology services to optimize trading environments; and execution services for exchange-traded fund managers and other clients. We also offer a range of pre- and post-trade services, including trade matching, regulatory transaction reporting and reference data, across a range of fixed-income products.

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

•

to continue to supplement our internal growth by entering into strategic alliances, or acquiring businesses or technologies that will enable us to enter new markets, provide new products or services, or otherwise enhance the value of our platform to our clients. On February 28, 2013, we acquired all of the outstanding shares of Xtrakter Limited (“Xtrakter”) from Euroclear S.A./N.V. Xtrakter is a U.K.-based provider of trade matching, regulatory transaction reporting and market and reference data, across a range of fixed-income products. The acquisition of Xtrakter provides us with an expanded set of technology solutions ahead of incoming pre- and post-trade transparency mandates from the Markets in Financial Instruments Directive II in Europe.

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

In July 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) was signed into law. U.S. financial regulators are in the midst of an intense period of rulemaking that is required to implement the provisions of the Dodd-Frank Act, and market participants will need to make strategic decisions in an environment of regulatory uncertainty. Among the most significant aspects of the derivatives section of the Dodd-Frank Act are mandatory clearing of certain derivatives transactions (“swaps”) through regulated central clearing organizations and mandatory trading of those swaps through either regulated exchanges or swap execution facilities, in each case, subject to certain key exceptions. As with other parts of the Dodd-Frank Act, many of the details of the new regulatory regime relating to swaps are left to the regulators to determine through rulemaking. While the U.S. Commodity Futures Trading Commission (“CFTC”) and SEC have adopted a number of rules that implement certain aspects of the new regulatory regime regarding the swaps market place, no assurance can be given regarding when, or whether, the remaining rules, including, among others, certain rules regarding swap execution facilities and security-based swap execution facilities, will be finalized or implemented. On July 12, 2013, MarketAxess SEF Corporation, a U.S. subsidiary, filed an application to register a swap execution facility with the CFTC.

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

Other Revenue

In addition to the commissions discussed above, we earn revenue from information and post-trade services, technology products and services, income on investments and other income.

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

Critical Accounting Estimates

This Management’s Discussion and Analysis of Financial Condition and Results of Operations discusses our Consolidated Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the United States, also referred to as U.S. GAAP. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the reported amounts of income and expenses during the reporting periods. We base our estimates and judgments on historical experience and on various other factors that we believe are reasonable under the circumstances. Actual results may differ from these estimates under varying assumptions or conditions. Note 2 of the Notes to our Consolidated Financial Statements includes a summary of the significant accounting policies and methods used in the preparation of our Consolidated Financial Statements. There were no significant changes to our critical accounting policies and estimates during the three months ended June 30, 2013, as compared to those we disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2012.

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

Three Months Ended June 30, 2013 Compared to Three Months Ended June 30, 2012

Overview

Total revenues increased by $16.7 million or 34.3% to $65.6 million for the three months ended June 30, 2013, from $48.8 million for the three months ended June 30, 2012. This increase in total revenues was primarily due to an increase in commissions of $11.5 million and revenue from information and post-trade services of $5.4 million. For the three months ended June 30, 2013, information and post-trade services revenue generated by Xtrakter totaled $5.5 million.

Total expenses increased by $6.4 million or 23.3% to $34.0 million for the three months ended June 30, 2013, from $27.6 million for the three months ended June 30, 2012. This increase was primarily due to higher depreciation and amortization of $2.5 million, professional and consulting expenses of $1.9 million, technology and communication costs of $1.1 million and higher employee compensation and benefits of $0.6 million. For the three months ended June 30, 2013, total expenses included approximately $5.3 million of Xtrakter operating expenses. During the second quarter of 2013, we determined that we had incorrectly excluded incentive compensation as a component of employee compensation eligible for capitalization under our software development costs capitalization policy. We assessed this error and determined that it was not material to previous reporting periods and is not material to the current year. Therefore, we recorded this item as an out-of-period adjustment in the three months ended June 30, 2013 by reducing employee compensation and benefits expense by $2.9 million and increasing depreciation and amortization expense by $1.3 million.

Income before taxes increased by $10.3 million or 48.6% to $31.5 million for the three months ended June 30, 2013, from $21.2 million for the three months ended June 30, 2012. Net income was up $6.7 million or 53.2% to $19.3 million for the three months ended June 30, 2013, from $12.6 million for three months ended June 30, 2012.

Revenues

Our revenues for the three months ended June 30, 2013 and 2012, and the resulting dollar and percentage changes, were as follows:

	Three Months Ended June 30,
	2013		2012
		% of		% of	$	%
	$	Revenues	$	Revenues	Change	Change
	($ in thousands)
Commissions	$54,198	82.7%	$42,690	87.4%	$11,508	27.0%
Information and post-trade services	7,192	11.0	1,790	3.7	5,402	301.8
Technology products and services	3,537	5.4	3,220	6.6	317	9.8
Investment income	44	0.1	268	0.5	(224)	(83.6)
Other	588	0.9	857	1.8	(269)	(31.4)

Total revenues	$65,559	100.0%	$48,825	100.0%	$16,734	34.3%

Commissions. Our commission revenues for the three months ended June 30, 2013 and 2012, and the resulting dollar and percentage changes, were as follows:

	Three Months Ended June 30,
			$	%
	2013	2012	Change	Change
	($ in thousands)
Variable transaction fees
U.S. high-grade	$23,077	$18,358	$4,719	25.7%
Other credit	15,372	9,189	6,183	67.3
Liquid products	907	868	39	4.5

Total variable transaction fees	39,356	28,415	10,941	38.5

Distribution fees
U.S. high-grade	12,555	11,946	609	5.1
Other credit	2,259	2,329	(70)	(3.0)
Liquid products	28	—	28	—

Total distribution fees	14,842	14,275	567	4.0

Total commissions	$54,198	$42,690	$11,508	27.0%

Variable Transaction Fees

The following table shows the extent to which the increase in commissions for the three months ended June 30, 2013 was attributable to changes in transaction volumes and variable transaction fees per million:

	Change from the Three Months Ended June 30, 2012
	U.S. High-Grade	Other Credit	Liquid Products	Total
	(In thousands)
Volume increase (decrease)	$5,587	$4,273	$(19)	$9,841
Variable transaction fee per million (decrease) increase	(868)	1,910	58	1,100

Total commissions increase	$4,719	$6,183	$39	$10,941

Our trading volumes for the three months ended June 30, 2013 and 2012 were as follows:

	Three Months Ended June 30,
			$	%
	2013	2012	Change	Change
Trading Volume Data (in millions)
U.S. high-grade—fixed rate	$112,955	$87,686	$25,269	28.8%
U.S. high-grade—floating rate	5,308	2,984	2,324	77.9

Total U.S. high-grade	118,263	90,670	27,593	30.4
Other credit	49,674	33,906	15,768	46.5
Liquid products	19,753	20,200	(447)	(2.2)

Total	$187,690	$144,776	$42,914	29.6%

Number of U.S. Trading Days	64	63
Number of U.K. Trading Days	62	60

For volume reporting purposes, transactions in foreign currencies are converted to U.S. dollars at average monthly rates. The 30.4% increase in U.S. high-grade volume was principally due to an increase in our estimated market share of total U.S. high-grade corporate bond volume as reported by FINRA TRACE from 12.4% for the three months ended June 30, 2012 to 14.1% for the three months ended June 30, 2013, coupled with an increase in estimated FINRA TRACE U.S. high-grade volume of 14.7% to $839.2 billion for the three months ended June 30, 2013 from $731.4 billion for the three months ended June 30, 2012. Other credit volumes increased by 46.5% for the three months ended June 30, 2013 compared to the three months ended June 30, 2012 primarily due to higher emerging markets and high-yield bond volumes. Liquid products volume decreased by 2.2% for the three months ended June 30, 2013 compared to the three months ended June 30, 2012, due mainly to lower trading volumes in European government bonds.

Our average variable transaction fee per million for the three months ended June 30, 2013 and 2012 was as follows:

	Three Months Ended June 30,
	2013	2012
U.S. high-grade—fixed rate	$203	$208
U.S. high-grade—floating rate	24	28
Total U.S. high-grade	195	202
Other credit	309	271
Liquid products	46	43
Total	210	196

The U.S. high-grade average variable transaction fee per million decreased from $202 for the three months ended June 30, 2012 to $195 for the three months ended June 30, 2013. The change was primarily due to a decrease in the duration of bonds traded. Other credit average variable transaction fees per million increased from $271 for the three months ended June 30, 2012 to $309 for the three months ended June 30, 2013, primarily due to a larger percentage of volume in products that carry higher fees per million, principally emerging markets and high yield bonds. Liquid products average variable transaction fees per million increased from $43 for the three months ended June 30, 2012 to $46 for the three months ended June 30, 2013, primarily due to a change in the mix of products traded.

Distribution Fees

The $0.6 million increase in U.S. high-grade distribution fees was principally due to a broker-dealer market maker that moved to a distribution fee plan from an all-variable fee plan in the second half of 2012.

Information and Post-Trade Services. Information and post-trade services increased by $5.4 million or 301.8% to $7.2 million for the three months ended June 30, 2013, from $1.8 million for the three months ended June 30, 2012. Information and post-trade services revenue generated by Xtrakter for the three months ended June 30, 2013 was $5.5 million.

Technology Products and Services. Technology products and services revenues increased by $0.3 million or 9.8% to $3.5 million for the three months ended June 30, 2013, from $3.2 million for the three months ended June 30, 2012. The increase was due to higher software license and rental fees.

Investment Income. Investment income decreased by $0.2 million or 83.6% to $44,000 for the three months ended June 30, 2013, from $0.3 million for the three months ended June 30, 2012. The decrease was due to the reduction in cash and securities available-for-sale related to the acquisition of Xtrakter.

Other. Other income decreased by $0.3 million or 31.4% to $0.6 million for the three months ended June 30, 2013, from $0.9 million for the three months ended June, 30 2012. The decrease was primarily due to lower initial setup fees from broker-dealer clients.

Expenses

Our expenses for the three months ended June 30, 2013 and 2012, and the resulting dollar and percentage changes were as follows:

	Three Months Ended June 30,
	2013		2012
		% of		% of	$	%
	$	Revenues	$	Revenues	Change	Change
	($ in thousands)
Employee compensation and benefits	$15,927	24.3%	$15,305	31.3%	$622	4.1%
Depreciation and amortization	4,504	6.9	1,961	4.0	2,543	129.7
Technology and communications	4,099	6.3	3,015	6.2	1,084	36.0
Professional and consulting fees	4,726	7.2	2,837	5.8	1,889	66.6
Occupancy	1,287	2.0	757	1.6	530	70.0
Marketing and advertising	1,432	2.2	1,732	3.5	(300)	(17.3)
General and administrative	2,073	3.2	2,018	4.1	55	2.7

Total expenses	$34,048	51.9%	$27,625	56.6%	$6,423	23.3%

Employee Compensation and Benefits. Employee compensation and benefits increased by $0.6 million or 4.1% to $15.9 million for the three months ended June 30, 2013, from $15.3 million for the three months ended June 30, 2012. The increase was primarily due to higher wages and benefits of $2.2 million and an increase in employee incentive compensation costs of $1.3 million, offset by the favorable out-of-period adjustment of $2.9 million. Our employee headcount increased from 247 as of June 30, 2012 to 327 as of June 30, 2013, mainly due to the addition of 65 Xtrakter personnel.

Depreciation and Amortization. Depreciation and amortization increased by $2.5 million or 129.7% to $4.5 million for the three months ended June 30, 2013, from $2.0 million for the three months ended June 30, 2012. The increase was due to amortization of the Xtrakter intangible assets of $0.4 million, amortization of software development costs of $0.3 million resulting from increased product development, higher production equipment depreciation of $0.3 million due to the 2012 disaster recovery data center build-out and the out-of-period adjustment of $1.3 million. For the three months ended June 30, 2013 and 2012, $6.6 million and $0.4 million, respectively, of equipment purchases and $1.9 million and $1.3 million, respectively, of software development costs were capitalized. The higher equipment purchases were primarily due to the build-out of a replacement primary production data center in 2013.

Technology and Communications. Technology and communications expenses increased by $1.1 million or 36.0% to $4.1 million for the three months ended June 30, 2013 from $3.0 million for the three months ended June 30, 2012. The increase was mainly due to Xtrakter technology and communications costs of $0.6 million and an increase in IT licenses and maintenance of $0.4 million.

Professional and Consulting Fees. Professional and consulting fees increased by $1.9 million or 66.6% to $4.7 million for the three months ended June 30, 2013, from $2.8 million for the three months ended June 30, 2012. The increase was primarily due to consulting costs of $0.6 million related to IT projects, higher recruitment costs of $0.6 million and Xtrakter’s professional and consulting expenses of $0.5 million.

Occupancy. Occupancy costs increased by $0.5 million or 70.0% to $1.3 million for the three months ended June 30, 2013, from $0.8 million for the three months ended June 30, 2012 principally related to office space occupied by Xtrakter in London.

Marketing and Advertising. Marketing and advertising expenses decreased by $0.3 million or 17.3% to $1.4 million for the three months ended June 30, 2013, from $1.7 million for the three months ended June 30, 2012. The decrease was principally due to lower sales travel and entertainment expenses.

General and Administrative. General and administrative expenses increased slightly to $2.1 million for the three months ended June 30, 2013, from $2.0 million for the three months ended June 30, 2012.

Provision for Income Tax. For the three months ended June 30, 2013 and 2012, an income tax provision of $12.2 million and $8.6 million, respectively, was recorded. The increase in the tax provision was primarily due to the increase in income before taxes. Our consolidated effective tax rate for the three months ended June 30, 2013 was 38.6%, compared to 40.4% for the three months ended June 30, 2012. Our consolidated effective tax rate can vary from period to period depending on, among other factors, the geographic and business mix of our earnings and changes in tax legislation and tax rates.

Six Months Ended June 30, 2013 Compared to Six Months Ended June 30, 2012

Overview

Total revenues increased by $21.6 million or 21.7% to $121.1 million for the six months ended June 30, 2013, from $99.6 million for the six months ended June 30, 2012. This increase in total revenues was primarily due to an increase in commissions of $13.8 million and revenue from information and post-trade services of $7.2 million. Information and post-trade services revenue generated by Xtrakter totaled $7.4 million since the February 28, 2013 acquisition date.

Total expenses increased by $9.7 million or 17.4% to $65.3 million for the six months ended June 30, 2013, from $55.6 million for the six months ended June 30, 2012. This increase was primarily due to higher professional and consulting expenses of $3.5 million, depreciation and amortization of $3.3 million, technology and communications costs of $1.3 million and employee compensation and benefits of $1.1 million. Total expenses included approximately $7.0 million of Xtrakter operating expenses and an additional $1.6 million of acquisition-related costs. The expenses for the six months ended June 30, 2013 reflect the favorable out-of-period adjustment related to capitalized software development costs.

Income before taxes increased by $11.9 million or 27.0% to $55.8 million for the six months ended June 30, 2013, from $43.9 million for the six months ended June 30, 2012. Net income was up $8.5 million or 32.7% to $34.7 million for the six months ended June 30, 2013, from $26.1 million for six months ended June 30, 2012.

Revenues

Our revenues for the six months ended June 30, 2013 and 2012, and the resulting dollar and percentage changes, were as follows:

	Six Months Ended June 30,
	2013		2012
		% of		% of	$	%
	$	Revenues	$	Revenues	Change	Change
	($ in thousands)
Commissions	$101,384	83.7%	$87,592	88.0%	$13,792	15.7%
Information and post-trade services	10,895	9.0	3,661	3.7	7,234	197.6
Technology products and services	6,676	5.5	6,128	6.2	548	8.9
Investment income	176	0.1	571	0.6	(395)	(69.2)
Other	1,985	1.6	1,608	1.6	377	23.4

Total revenues	$121,116	100.0%	$99,560	100.0%	$21,556	21.7%

Commissions. Our commission revenues for the six months ended June 30, 2013 and 2012, and the resulting dollar and percentage changes, were as follows:

	Six Months Ended June 30,
			$	%
	2013	2012	Change	Change
	($ in thousands)
Variable transaction fees
U.S. high-grade	$42,368	$36,868	$5,500	14.9%
Other credit	27,791	18,615	9,176	49.3
Liquid products	1,708	1,771	(63)	(3.6)

Total variable transaction fees	71,867	57,254	14,613	25.5

Distribution fees
U.S. high-grade	24,903	25,105	(202)	(0.8)
Other credit	4,556	5,233	(677)	(12.9)
Liquid products	58	—	58	—

Total distribution fees	29,517	30,338	(821)	(2.7)

Total commissions	$101,384	$87,592	$13,792	15.7%

Variable Transaction Fees

The following table shows the extent to which the increase in commissions for the six months ended June 30, 2013 was attributable to changes in transaction volumes and variable transaction fees per million:

	Change from Six Months Ended June 30, 2012
	U.S. High- Grade	Other Credit	Liquid Products	Total
	(In thousands)
Volume increase (decrease)	$5,953	$6,074	$(305)	$11,722
Variable transaction fee per million (decrease) increase	(453)	3,102	242	2,891

Total commissions increase (decrease)	$5,500	$9,176	$(63)	$14,613

Our trading volumes for the six months ended June 30, 2013 and 2012 were as follows:

	Six Months Ended June 30,
			$	%
	2013	2012	Change	Change
Trading Volume Data (in millions)
U.S. high-grade—fixed rate	$209,692	$182,683	$27,009	14.8%
U.S. high-grade—floating rate	9,817	6,309	3,508	55.6

Total U.S. high-grade	219,509	188,992	30,517	16.1
Other credit	91,440	68,943	22,497	32.6
Liquid products	37,102	44,831	(7,729)	(17.2)

Total	$348,051	$302,766	$45,285	15.0%

Number of U.S. Trading Days	124	125
Number of U.K. Trading Days	124	124

For volume reporting purposes, transactions in foreign currencies are converted to U.S. dollars at average monthly rates. The 16.1% increase in U.S. high-grade volume was principally due to an increase in our estimated market share of total U.S. high-grade corporate bond volume as reported by FINRA TRACE from 11.8% for the six months ended June 30, 2012 to 13.2% for the six months ended June 30, 2013 coupled with an increase in estimated FINRA TRACE U.S. high-grade volume of 4.3% to $1.7 trillion for the six months ended June 30, 2013 from $1.6 trillion for the six months ended June 30, 2012. Other credit volumes increased by 32.6% for the six months ended June 30, 2013 compared to the six months ended June 30, 2012 primarily due to higher emerging markets and high-yield bond volumes, partially offset by lower European high-grade volumes. Liquid products volume decreased by 17.2% for the six months ended June 30, 2013 compared to the six months ended June 30, 2012, due to lower European government and U.S. agency volumes. Estimated FINRA TRACE U.S. agency volume decreased by 27.2% for the six months ended June, 2013 compared to the six months ended June 30, 2012.

Our average variable transaction fee per million for the six months ended June 30, 2013 and 2012 was as follows:

	Six Months Ended June 30,
	2013	2012
U.S. high-grade—fixed rate	$201	$201
U.S. high-grade—floating rate	23	26
Total U.S. high-grade	193	195
Other credit	304	270
Liquid products	46	40
Total	206	189

The U.S. high-grade average variable transaction fee per million decreased from $195 for the six months ended June 30, 2012 to $193 for the six months ended June 30, 2013. Other credit average variable transaction fees per million increased from $270 for the six months ended June 30, 2012 to $304 for the six months ended June 30, 2013, primarily due to a larger percentage of volume in products that carry higher fees per million, principally emerging markets and high yield bonds. Liquid products average variable transaction fees per million increased from $40 for the six months ended June 30, 2012 to $46 for the six months ended June 30, 2013, primarily due to a change in the mix of products traded.

Distribution Fees

The $0.7 million decline in other credit distribution fees reflects a reduction to our European fee plan. Monthly distribution fees paid by most of our European broker-dealer market makers were reduced effective March 1, 2012, but the dealer variable fee schedule remained unchanged.

Information and Post-Trade Services. Information and post-trade services increased by $7.2 million or 197.6% to $10.9 million for the six months ended June 30, 2013, from $3.7 million for the six months ended June 30, 2012. Information and post-trade services revenue generated by Xtrakter for the period ended June 30, 2013 was $7.4 million.

Technology Products and Services. Technology products and services revenues increased by $0.5 million or 8.9% to $6.7 million for the six months ended June 30, 2013, from $6.1 million for the six months ended June 30, 2012. The increase was due to higher software license and rental fees.

Investment Income. Investment income decreased by $0.4 million or 69.2% to $0.2 million for the six months ended June 30, 2013, from $0.6 million for the six months ended June 30, 2012. The decrease was due to the reduction in cash and securities available-for-sale related to the acquisition of Xtrakter.

Other. Other income increased by $0.4 million or 23.4% to $2.0 million for the six months ended June 30, 2013, from $1.6 million for the six months ended June, 30 2012. The increase was due to a gain on the sale of U.S. treasuries of $0.8 million to fund the acquisition of Xtrakter, offset by a decrease in initial set-up fees from broker-dealer clients.

Expenses

Our expenses for the six months ended June 30, 2013 and 2012, and the resulting dollar and percentage changes were as follows:

	Six Months Ended June 30,
	2013		2012
		% of		% of	$	%
	$	Revenues	$	Revenues	Change	Change
	($ in thousands)
Employee compensation and benefits	$32,280	26.7%	$31,146	31.3%	$1,134	3.6%
Depreciation and amortization	7,073	5.8	3,815	3.8	3,258	85.4
Technology and communications	7,290	6.0	5,970	6.0	1,320	22.1
Professional and consulting fees	9,327	7.7	5,861	5.9	3,466	59.1
Occupancy	2,219	1.8	1,516	1.5	703	46.4
Marketing and advertising	2,417	2.0	3,179	3.2	(762)	(24.0)
General and administrative	4,686	3.9	4,125	4.1	561	13.6

Total expenses	$65,292	53.9%	$55,612	55.9%	$9,680	17.4%

Employee Compensation and Benefits. Employee compensation and benefits increased by $1.1 million or 3.6% to $32.3 million for the six months ended June 30, 2013, from $31.1 million for the six months ended June 30, 2012. The increase was primarily due to higher wages and benefits of $3.0 million and an increase in employee incentive compensation costs of $0.9 million, offset by the favorable out- of-period adjustment of $2.9 million.

Depreciation and Amortization. Depreciation and amortization increased by $3.3 million or 85.4% to $7.1 million for the six months ended June 30, 2013, from $3.8 million for the six months ended June 30, 2012. The increase was principally due to higher amortization of software development costs of $0.7 million resulting from increased product development, higher production equipment depreciation of $0.6 million due to the 2012 disaster recovery data center build-out and the out-of-period adjustment of $1.3 million. For the six months ended June 30, 2013 and 2012, $7.4 million and $1.0 million, respectively, of equipment purchases and $3.3 million and $2.6 million, respectively, of software development costs were capitalized. The higher equipment purchases were primarily due to the build-out of a replacement primary production data center in 2013.

Technology and Communications. Technology and communications expenses increased by $1.3 million or 22.1% to $7.3 million for the six months ended June 30, 2013 from $6.0 million for the six months ended June 30, 2012. The increase was mainly due to technology and communications costs from Xtrakter of $0.8 million and an increase in IT licenses and maintenance of $0.5 million.

Professional and Consulting Fees. Professional and consulting fees increased by $3.5 million or 59.1% to $9.3 million for the six months ended June 30, 2013, from $5.9 million for the six months ended June 30, 2012. The increase was primarily due to approximately $1.2 million in investment banking, legal and other professional fees related to the Xtrakter acquisition, Xtrakter professional and consulting fees of $0.6 million, higher recruiting costs of $0.7 million and higher information technology consulting expenses of $0.5 million.

Occupancy. Occupancy costs increased by $0.7 million or 46.4% to $2.2 million for the six months ended June 30, 2013, from $1.5 million for the six months ended June 30, 2012 principally related to office space occupied by Xtrakter in London.

Marketing and Advertising. Marketing and advertising expenses decreased by $0.8 million or 24.0% to $2.4 million for the six months ended June 30, 2013, from $3.2 million for the six months ended June 30, 2012. The decrease was principally due to lower advertising expenses related to new product initiatives and lower sales travel and entertainment expenses.

General and Administrative. General and administrative expenses increased by $0.6 million or 13.6% to $4.7 million for the six months ended June 30, 2013, from $4.1 million for the six months ended June 30, 2012. The increase in general and administrative expenses was primarily attributable to approximately $0.4 million of transaction costs related to the Xtrakter acquisition.

Provision for Income Tax. For the six months ended June 30, 2013 and 2012, an income tax provision of $21.2 million and $17.8 million, respectively, were recorded. The increase in the tax provision was primarily due to an increase in income before taxes. Our consolidated effective tax rate for the six months ended June 30, 2013 was 37.9%, compared to 40.6% for the six months ended June 30, 2012. The income tax provision for the six months ended June 30, 2013 includes a benefit for certain 2012 tax credits enacted into law in 2013 amounting to approximately $0.4 million. Our consolidated effective tax rate can vary from period to period depending on, among other factors, the geographic and business mix of our earnings and changes in tax legislation and tax rates.

Liquidity and Capital Resources

During the past three years, we have met our cash needs through cash on hand and internally generated funds. Cash and cash equivalents and securities available-for-sale totaled $149.9 million at June 30, 2013.

On January 14, 2013, we entered into a three-year credit agreement that provides for revolving loans and letters of credit up to an aggregate of $50.0 million. Subject to satisfaction of certain specified conditions, we are permitted to upsize the credit facility by an additional $50.0 million in total. As of June 30, 2013, there was $49.9 million available to borrow under the credit facility.

Our cash flows were as follows:

	Six Months Ended June 30,
	2013	2012
	(In thousands)
Net cash provided by operating activities	$30,249	$25,895
Net cash (used in) provided by investing activities	(12,379)	15,013
Net cash (used in) financing activities	(11,386)	(80,465)
Effect of exchange rate changes on cash and cash equivalents	76	(468)

Net increase (decrease) for the period	$6,560	$(40,025)

Net cash provided by operating activities was $30.2 million for the six months ended June 30, 2013 compared to $25.9 million for the six months ended June 30, 2012. The $4.4 million increase in net cash provided by operating activities was primarily due to an increase in net income of $8.5 million and an increase in depreciation and amortization of $1.9 million, offset by an increase in working capital of $4.1 million and the non-cash out-of-period adjustment of $1.0 million. The working capital increase was largely due to growth in accounts receivable resulting from the increase in revenues.

Net cash used in investing activities was $12.4 million for the six months ended June 30, 2013 compared to net cash provided by investing activities of $15.0 million for the six months ended June 30, 2012. On February 28, 2013, we acquired Xtrakter for $37.8 million in cash, net of cash acquired. Net proceeds of securities available-for-sale were $36.1 million and $18.6 million for the six months ended June 30, 2013 and 2012, respectively. Capital expenditures were $10.7 million and $3.6 million for the six months ended June 30, 2013 and 2012, respectively. The higher capital expenditures during the six months ended June 30, 2013 were primarily due to the build-out of a replacement primary production data center in 2013.

Net cash used in financing activities was $11.4 million for the six months ended June 30, 2013 compared to $80.5 million for the six months ended June 30, 2012. The $69.1 million decrease in net cash used in financing activities was principally due to the 2012 repurchase of our common stock of $71.1 million, offset by an increase in cash dividends paid on common stock of $2.0 million.

Free cash flow is defined as cash flow from operating activities less expenditures for furniture, equipment and leasehold improvements and capitalized software development costs. For the 12 months ended June 30, 2013 and 2012, free cash flow was $68.5 million and $64.4 million, respectively. Free cash flow is a non-GAAP financial measure. We believe that this non-GAAP financial measure, when taken into consideration with the corresponding GAAP financial measures, is important in gaining an understanding of the our financial strength and cash flow generation.

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

We have three regulated subsidiaries, MarketAxess Corporation, MarketAxess Europe Limited and MarketAxess Canada Ltd. MarketAxess Corporation is a registered broker-dealer in the U.S., MarketAxess Europe Limited is a registered multilateral trading facility in the U.K. and MarketAxess Canada Ltd. is a registered Alternative Trading System in the Province of Ontario. As such, they are subject to minimum regulatory capital requirements imposed by their respective market regulators that are intended to ensure general financial soundness and liquidity based on certain minimum capital requirements. The relevant regulations prohibit a registrant from repaying borrowings from its parent or affiliates, paying cash dividends, making loans to its parent or affiliates or otherwise entering into transactions that result in a significant reduction in its regulatory net capital position without prior notification to or approval from its principal regulator. The capital structures of our subsidiaries are designed to provide each with capital and liquidity consistent with its business and regulatory requirements. On July 12, 2013, MarketAxess SEF Corporation, a U.S. subsidiary, filed an application to register a swap execution facility (the “SEF”) with the CFTC. The SEF will be subject to various CFTC regulations, including maintenance of a minimum level of financial resources, estimated at inception to be approximately $4.0 million.

The following table sets forth the capital requirements, as defined, that our subsidiaries were required to maintain as of June 30, 2013:

	MarketAxess Corporation	MarketAxess Europe Limited	MarketAxess Canada Limited
	(In thousands)
Net capital	$45,779	$16,345	$426
Minimum net capital required	2,028	3,190	262

Excess net capital	$43,751	$13,155	$164

We execute certain bond transactions between and among institutional investor and broker-dealer clients on a riskless principal basis by serving as counterparty to both the buyer and the seller in matching back-to-back trades, which are then settled through a third-party clearing organization. We act as intermediary on a riskless principal basis in these bond transactions by serving as counterparty to the two clients involved. Settlement typically occurs within one to three trading days after the trade date. Cash settlement of the transaction occurs upon receipt or delivery of the underlying instrument that was traded. Under securities clearing agreements with the independent third party, we maintain collateral deposits with the clearing broker in the form of cash. As of June 30, 2013, the amount of the collateral deposits included in prepaid expenses and other assets in the Consolidated Statements of Financial Condition were $0.9 million. We are exposed to credit risk in the event a counterparty does not fulfill its obligation to complete a transaction. Pursuant to the terms of the securities clearing agreements between us and the independent clearing broker, the clearing broker has the right to charge us for losses resulting from a counterparty’s failure to fulfill its contractual obligations. The losses are not capped at a maximum amount and apply to all trades executed through the clearing broker. At June 30, 2013, we have not recorded any liabilities with regard to this right.

In the ordinary course of business, we enter into contracts that contain a variety of representations, warranties and general indemnifications. Our maximum exposure from any claims under these arrangements is unknown, as this would involve claims that have not yet occurred. However, based on past experience, we expect the risk of loss to be remote.

In October 2011, our Board of Directors authorized a share repurchase program for up to $35.0 million of our common stock. As of June 30, 2013, we repurchased 955,342 shares of common stock at a cost of $29.2 million. No shares were repurchased during the six months ended June 30, 2013. Shares repurchased under the program will be held in treasury for future use.

In October 2009, our Board of Directors approved our first regular quarterly dividend. In July 2013, our Board of Directors approved a quarterly cash dividend of $0.13 per share, which will be paid on August 22, 2013 to stockholders of record as of the close of business on August 8, 2013. We expect the total amount payable to be approximately $4.9 million. We expect to continue paying regular cash dividends, although there is no assurance as to such dividends. Any future declaration and payment of dividends will be at the sole discretion of our Board of Directors.

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

Contractual Obligations and Commitments

There was no significant change in our contractual obligations and commitments for the six months ended June 30, 2013.

During the third quarter of 2013, we expect to execute a lease for approximately 16,000 square feet of office space in London, England. The lease expires in January 2027 and has a break clause in January 2017. Aggregate lease payments through the final lease termination date will be approximately $13.8 million.

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

As of June 30, 2013, we had a $14.5 million investment in securities available-for-sale. Adverse movements, such as a 10% decrease in the value of these securities or a downturn or disruption in the markets for these securities, could result in a substantial loss. In addition, principal gains and losses resulting from these securities could on occasion have a disproportionate effect, positive or negative, on our financial condition and results of operations for any particular reporting period.

Interest Rate Risk

Interest rate risk represents our exposure to interest rate changes with respect to the money market instruments and fixed-income securities in which we invest. As of June 30, 2013, our cash and cash equivalents and securities available-for-sale amounted to $149.9 million and were primarily in money market instruments and municipal securities. We do not maintain an inventory of bonds that are traded on our platform.

Derivative Risk

Our limited derivative risk stems from our activities in the foreign currency forward contract market. We use this market to mitigate our U.S. dollar versus Pound Sterling exposure that arises from the activities of our U.K. subsidiary. As of June 30, 2013, the notional fair value of our foreign currency forward contract was $27.1 million. We do not speculate in any derivative instruments.

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

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures. Our management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our “disclosure controls and procedures” as that term is defined in Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of June 30, 2013. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective to ensure that information required to be disclosed by MarketAxess in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and to ensure that information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

(b) Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2013 identified in connection with the evaluation thereof by our management, including the Chief Executive Officer and Chief Financial Officer, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

During the quarter ended June 30, 2013, we repurchased the following shares of common stock:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Dollar Value of Shares That May Yet Be Purchased Under the Plans
				(In thousands)
April 1, 2013 — April 30, 2013	—	$—	—	$5,847
May 1, 2013 — May 31, 2013	—	—	—	$5,847
June 1, 2013 — June 30, 2013	—	—	—	$5,847

	—	$—	—

In October 2011, our Board of Directors authorized a share repurchase program for up to $35.0 million of our common stock. As of June 30, 2013, we repurchased 955,342 shares of common stock at a cost of $29.2 million. No shares were repurchased during the three months ended June 30, 2013. Shares repurchased under the program will be held in treasury for future use.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Listing:

Number	Description

31.1	Certification by Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document**

101.SCH	XBRL Taxonomy Extension Schema Document**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**

101.LAB	XBRL Taxonomy Extension Label Linkbase Document**

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document**

**	Attached as Exhibit 101 to this Quarterly Report on Form 10-Q are the following materials, formatted in XBRL(eXtensible Business Reporting Language): (i) Consolidated Statements of Financial Condition as of June 30, 2013 and December 31, 2012; (ii) Consolidated Statements of Operations for the Three and Six Months Ended June 30, 2013 and 2012; (iii) Consolidated Statements of Comprehensive Income for the Three and Six Months Ended June 30, 2013 and 2012; (iv) Consolidated Statement of Stockholders’ Equity for the Six Months Ended June 30, 2013; (v) Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2013 and 2012; and (vi) Notes to the Consolidated Financial Statements.

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

MARKETAXESS HOLDINGS INC.

Date: July 26, 2013	By:	/s/ RICHARD M. MCVEY
Richard M. McVey
Chief Executive Officer
(principal executive officer)

Date: July 26, 2013	By:	/s/ ANTONIO L. DELISE
Antonio L. DeLise
Chief Financial Officer
(principal financial and accounting officer)