Form 10-Q
period 2013-09-30
MARKETAXESS HOLDINGS INC
filed 2013-10-25
CIK 1278021

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

or

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

As of October 24, 2013, the number of shares of the Registrant’s voting common stock outstanding was 37,626,240.

MARKETAXESS HOLDINGS INC.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2013

PART I — Financial Information

Item 1. Financial Statements

MARKETAXESS HOLDINGS INC.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Unaudited)

	As of
	September 30,	December 31,
	2013	2012
	(In thousands, except share and per share amounts)
ASSETS
Cash and cash equivalents	$119,009	$128,908
Securities available-for-sale, at fair value	58,437	51,208
Accounts receivable, net of allowance of $76 and $75 as of September 30, 2013 and December 31, 2012, respectively	36,876	31,044
Goodwill and intangible assets, net of accumulated amortization	69,508	33,134
Furniture, equipment, leasehold improvements and capitalized software, net of accumulated depreciation and amortization	27,617	18,009
Prepaid expenses and other assets	10,543	8,096
Deferred tax assets, net	4,312	9,442
Assets from discontinued operations	6,386	—

Total assets	$332,688	$279,841

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Accrued employee compensation	$19,229	$19,916
Deferred revenue	3,106	4,864
Accounts payable, accrued expenses and other liabilities	20,431	12,344
Liabilities from discontinued operations	3,302	—

Total liabilities	46,068	37,124

Commitments and Contingencies (Note 11)	—	—
Stockholders’ equity
Preferred stock, $0.001 par value, 4,855,000 shares authorized, no shares issued and outstanding as of September 30, 2013 and December 31, 2012	—	—
Series A Preferred Stock, $0.001 par value, 110,000 shares authorized, no shares issued and outstanding as of September 30, 2013 and December 31, 2012	—	—
Common stock voting, $0.003 par value, 110,000,000 shares authorized, 39,121,110 shares and 38,902,294 shares issued and 37,625,951 shares and 37,407,135 shares outstanding as of September 30, 2013 and December 31, 2012, respectively	119	118
Common stock non-voting, $0.003 par value, 10,000,000 shares authorized, no shares issued and outstanding as of September 30, 2013 and December 31, 2012	—	—
Additional paid-in capital	289,911	283,609
Treasury stock—Common stock voting, at cost, 1,495,159 shares as of September 30, 2013 and December 31, 2012	(32,273)	(32,273)
Retained earnings (deficit)	32,794	(5,644)
Accumulated other comprehensive loss	(3,931)	(3,093)

Total stockholders’ equity	286,620	242,717

Total liabilities and stockholders’ equity	$332,688	$279,841

The accompanying notes are an integral part of these consolidated financial statements.

MARKETAXESS HOLDINGS INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(In thousands, except per share amounts)
Revenues
Commissions	$51,818	$42,379	$153,202	$129,971
Information and post-trade services	7,125	1,896	18,020	5,557
Technology products and services	1,561	1,124	4,279	3,553
Investment income	112	251	288	821
Other	517	752	2,502	2,360

Total revenues	61,133	46,402	178,291	142,262

Expenses
Employee compensation and benefits	17,910	13,380	47,638	41,550
Depreciation and amortization	3,460	1,715	10,151	4,786
Technology and communications	4,509	3,206	11,700	9,041
Professional and consulting fees	4,540	3,006	13,278	8,397
Occupancy	1,205	595	3,172	1,813
Marketing and advertising	1,195	989	3,501	3,996
General and administrative	1,926	2,011	6,370	5,500

Total expenses	34,745	24,902	95,810	75,083

Income before income taxes from continuing operations	26,388	21,500	82,481	67,179
Provision for income taxes	8,129	7,792	29,388	26,322

Net income from continuing operations	18,259	13,708	53,093	40,857
(Loss) from discontinued operations, net of income taxes	(46)	(226)	(210)	(1,253)

Net income	$18,213	$13,482	$52,883	$39,604

Basic earnings per common share
Income from continuing operations	$0.49	$0.38	$1.44	$1.12
(Loss) from discontinued operations	—	(0.01)	(0.01)	(0.04)

Net income per common share	$0.49	$0.37	$1.43	$1.08

Diluted earnings per common share
Income from continuing operations	$0.48	$0.37	$1.41	$1.08
(Loss) from discontinued operations	—	(0.01)	(0.01)	(0.03)

Net income per common share	$0.48	$0.36	$1.40	$1.05

Cash dividends declared per common share	$0.13	$0.11	$0.39	$0.33
Weighted average common shares
Basic	36,919	36,500	36,854	36,521
Diluted	37,965	37,541	37,820	37,892

The accompanying notes are an integral part of these consolidated financial statements.

MARKETAXESS HOLDINGS INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(In thousands)
Net income	$18,213	$13,482	$52,883	$39,604

Net cumulative translation adjustment and foreign currency exchange hedge, net of tax of $(242), $(179), $(215) and $(363), respectively	(384)	(356)	(341)	(636)

Net unrealized gain (loss) on securities available-for-sale, net of tax of $11, $(40), $(14) and $(174), respectively	18	(44)	(23)	(246)
Less: reclassification adjustment for realized gain on the sale of securities available-for-sale included in Other Income, net of tax $0, $0, $(299) and $(34), respectively	—	—	(474)	(53)

Net changed in unrealized gain (loss) on securities available-for-sale, net of tax	18	(44)	(497)	(299)

Comprehensive Income	$17,847	$13,082	$52,045	$38,669

The accompanying notes are an integral part of these consolidated financial statements.

MARKETAXESS HOLDINGS INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

			Treasury
			Stock -		Accumulated
	Common	Additional	Common	Retained	Other	Total
	Stock	Paid-In	Stock	(Deficit)	Comprehensive	Stockholders’
	Voting	Capital	Voting	Earnings	Loss	Equity
	(In thousands)
Balance at December 31, 2012	$118	$283,609	$(32,273)	$(5,644)	$(3,093)	$242,717
Net income	—	—	—	52,883	—	52,883
Cumulative translation adjustment and foreign currency exchange hedge, net of tax	—	—	—	—	(341)	(341)
Unrealized net (loss) on securities available-for-sale, net of tax	—	—	—	—	(497)	(497)
Stock-based compensation	—	6,419	—	—	—	6,419
Exercise of stock options	1	1,815	—	—	—	1,816
Withholding tax payments on restricted stock vesting and stock option exercises	—	(5,001)	—	—	—	(5,001)
Excess tax benefits from stock-based compensation	—	3,069	—	—	—	3,069
Cash dividend on common stock	—	—	—	(14,445)	—	(14,445)

Balance at September 30, 2013	$119	$289,911	$(32,273)	$32,794	$(3,931)	$286,620

The accompanying notes are an integral part of these consolidated financial statements.

MARKETAXESS HOLDINGS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2013	2012
	(In thousands)
Cash flows from operating activities
Net income	$52,883	$39,604
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9,305	5,896
Stock-based compensation expense	6,419	6,184
Deferred taxes	669	1,958
Non-cash out-of-period adjustment	(972)	—
Provision for bad debts	295	409
Other	—	757
Changes in operating assets and liabilities
(Increase) decrease in accounts receivable	(4,770)	2,347
(Increase) in prepaid expenses and other assets	(1,689)	(82)
(Decrease) in accrued employee compensation	(835)	(3,990)
(Decrease) in deferred revenue	(1,065)	(262)
Increase in accounts payable, accrued expenses and other liabilities	7,089	449

Net cash provided by operating activities	67,329	53,270

Cash flows from investing activities
Acquisition of business, net of cash acquired	(37,827)	—
Securities available-for-sale:
Proceeds from sales	30,900	13,577
Proceeds from maturities	10,690	15,463
Purchases	(49,578)	(6,376)
Purchases of furniture, equipment and leasehold improvements	(9,357)	(4,955)
Capitalization of software development costs	(5,406)	(3,873)
Other	4	(37)

Net cash (used in) provided by investing activities	(60,574)	13,799

Cash flows from financing activities
Cash dividend on common stock	(15,028)	(12,388)
Exercise of stock options	1,816	5,997
Withholding tax payments on restricted stock vesting and stock option exercises	(5,001)	(20,003)
Excess tax benefits from stock-based compensation	3,069	13,639
Repurchase of common stock	—	(72,603)
Other	(239)	(222)

Net cash (used in) financing activities	(15,383)	(85,580)

Effect of exchange rate changes on cash and cash equivalents	(615)	(1,008)

Cash and cash equivalents
Net (decrease) for the period	(9,243)	(19,519)
Beginning of year	128,908	169,620

End of period cash	119,665	150,101
Less: Cash classified within assets from discontinued operations	656	—

End of period cash from continuing operations	$119,009	$150,101

Supplemental cash flow information
Cash paid during the period:
Cash paid for income taxes	$17,894	$10,602
Non-cash investing and financing activity:
Conversion of common stock non-voting to common stock voting	$—	$15,880
Liabilities assumed in connection with the Xtrakter acquisition:
Fair value of assets acquired	$44,745	$—
Cash paid for the capital stock	(37,827)	—

Liabilities assumed	$6,918	$—

The accompanying notes are an integral part of these consolidated financial statements.

MARKETAXESS HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Unaudited

1. Organization and Principal Business Activity

MarketAxess Holdings Inc. (the “Company” or “MarketAxess”) was incorporated in the State of Delaware on April 11, 2000. Through its subsidiaries, the Company operates an electronic trading platform for corporate bonds and other types of fixed-income instruments through which the Company’s institutional investor clients can access liquidity provided by its broker-dealer clients. The Company’s multi-dealer trading platform allows its institutional investor clients to simultaneously request competitive, executable bids or offers from multiple broker-dealers, and to execute trades with the broker-dealer of their choice. The Company offers its clients the ability to trade U.S. high-grade corporate bonds, European high-grade corporate bonds, credit default swaps, agencies, high yield and emerging markets bonds and asset-backed and preferred securities. The Company also executes certain bond transactions between and among institutional investor and broker-dealer clients on a riskless principal basis by serving as counterparty to both the buyer and the seller, which then settle through a third-party clearing organization. The Company provides fixed-income market data analytics and compliance tools that help its clients make trading decisions. The Company also provides trade matching and regulatory transaction reporting services to the securities markets. In addition, the Company provides connectivity solutions and ancillary technology services that facilitate the electronic communication of order information between trading counterparties.

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

The Company assesses whether an other-than-temporary impairment loss on the investments has occurred due to declines in fair value or other market conditions. The portion of an other-than-temporary impairment related to credit loss is recorded as a charge in the Consolidated Statements of Operations. The remainder is recognized in accumulated other comprehensive loss if the Company does not intend to sell the security and it is more likely than not that the Company will not be required to sell the security prior to recovery. No charges for other-than-temporary losses were recorded during the nine months ended September 30, 2013 and 2012.

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

Software Development Costs

The Company capitalizes certain costs associated with the development of internal use software, including among other items, employee compensation and related benefits and third party consulting costs, at the point at which the conceptual formulation, design and testing of possible software project alternatives have been completed. Once the product is ready for its intended use, such costs are amortized on a straight-line basis over three years. The Company reviews the amounts capitalized for impairment whenever events or changes in circumstances indicate that the carrying amounts of the assets may not be recoverable.

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

Commission revenue. Commissions are generally calculated as a percentage of the notional dollar volume of bonds traded on the platform and vary based on the type and maturity of the bond traded. Under the Company’s transaction fee plans, bonds that are more actively traded or that have shorter maturities are generally charged lower commissions, while bonds that are less actively traded or that have longer maturities generally command higher commissions. For trades that the Company executes between and among institutional investor and broker-dealer clients on a riskless principal basis by serving as counterparty to both the buyer and the seller, the Company earns the commission through the difference in price between the two riskless principal trades. Fee programs for certain products include distribution fees which are recognized monthly.

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

Revenues from contracts for technology integration consulting services are recognized on the percentage-of-completion method. Percentage-of-completion accounting involves calculating the percentage of services provided during the reporting period compared to the total estimated services to be provided over the duration of the contract. If estimates indicate that a contract loss will occur, a loss provision is recorded in the period in which the loss first becomes probable and reasonably estimable. Contract losses are determined to be the amount by which the estimated direct and indirect costs of the contract exceed the estimated total revenues that will be generated by the contract. There were no contract loss provisions recorded as of September 30, 2013 and 2012. Revenues recognized in excess of billings are recorded as unbilled services within other assets. Billings in excess of revenues recognized are recorded as deferred revenues until revenue recognition criteria are met.

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

Out-of-Period Adjustment

During the second quarter of 2013, the Company determined that it had incorrectly excluded incentive compensation as a component of employee compensation eligible for capitalization under its software development costs capitalization policy. The Company assessed this error and determined that it was not material to previous reporting periods and is not material to the current year. Therefore, the Company recorded this item as an out-of-period adjustment in the three months ended June 30, 2013 by reducing employee compensation and benefits expense by $2.9 million and increasing depreciation and amortization expense by $1.3 million in the Consolidated Statements of Operations and increasing the net book value of capitalized software by $1.6 million in the Consolidated Statements of Financial Condition. This item was reflected as a non-cash adjustment in the Consolidated Statements of Cash Flows.

Recent Accounting Pronouncements

In 2012, the Financial Accounting Standards Board issued new guidance related to the Statement of Comprehensive Income. Reclassification adjustments out of accumulated other comprehensive income are required on the face of the Consolidated Statement of Comprehensive Income. This accounting standard is effective for fiscal years beginning on or after December 15, 2012. The Company adopted the new guidance effective January 1, 2013.

3. Net Capital Requirements and Customer Protection Requirements

MarketAxess Corporation, a U.S. subsidiary, is a registered broker-dealer with the SEC and is a member of the Financial Industry Regulatory Authority (“FINRA”). MarketAxess Corporation claims exemption from SEC Rule 15c3-3, as it does not hold customer securities or funds on account, as defined. Pursuant to the Uniform Net Capital Rule under the Securities Exchange Act of 1934, MarketAxess Corporation is required to maintain minimum net capital, as defined, equal to the greater of $250,000 or 6 2/3% of aggregate indebtedness. MarketAxess Europe Limited, a U.K. subsidiary, is registered as a Multilateral Trading Facility dealer with the Financial Conduct Authority (formerly the Financial Services Authority) (“FCA”) in the U.K. MarketAxess Canada Limited, a Canadian subsidiary, is registered as an Alternative Trading System dealer under the Securities Act of Ontario and is a member of the Investment Industry Regulatory Organization of Canada. MarketAxess Europe Limited and MarketAxess Canada Limited are subject to certain financial resource requirements of the FCA and the Ontario Securities Commission, respectively. The following table sets forth the capital requirements, as defined, that the Company’s subsidiaries were required to maintain as of September 30, 2013:

	MarketAxess	MarketAxess	MarketAxess
	Corporation	Europe Limited	Canada Limited
	(In thousands)
Net capital	$62,853	$17,393	$827
Minimum net capital required	1,814	3,155	267

Excess net capital	$61,039	$14,238	$560

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

On September 13, 2013, the U.S. Commodity Futures Trading Commission (“CFTC”) granted temporary registration to MarketAxess SEF Corporation, a U.S. subsidiary of the Company, to operate a swap execution facility (the “SEF”) for the trading of swaps subject to the CFTC’s jurisdiction. The SEF, which commenced operations in October 2013, will be subject to various CFTC regulations, including maintenance of a minimum level of financial resources.

4. Fair Value Measurements

The following table summarizes the valuation of the Company’s assets and liabilities measured at fair value as categorized based on the hierarchy described in Note 2.

	Level 1	Level 2	Level 3	Total
	(In thousands)
As of September 30, 2013
Money market funds	$73,507	$—	$—	$73,507
Securities available-for-sale:
Municipal securities	—	8,696	—	8,696
Corporate bonds	—	49,741	—	49,741
Foreign currency forward position	—	(326)	—	(326)

	$73,507	$58,111	$—	$131,618

As of December 31, 2012
Money market funds	$83,519	$—	$—	$83,519
Securities available-for-sale:
U.S. government obligations	—	31,104	—	31,104
Municipal securities	—	17,947	—	17,947
Corporate bonds	—	2,157	—	2,157
Foreign currency forward and option contracts	—	15	—	15

	$83,519	$51,223	$—	$134,742

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

A summary of the foreign currency forward contract is as follows:

	As of
	September 30, 2013	December 31, 2012
	(In thousands)
Notional value	$28,179	$15,792
Fair value of notional	28,505	15,809

Gross and net fair value (liability)	$(326)	$(17)

The following is a summary of the Company’s securities available-for-sale:

		Gross	Gross	Estimated
	Amortized	unrealized	unrealized	fair
	cost	gains	losses	value
	(In thousands)
As of September 30, 2013
Municipal securities	$8,686	$10	$—	$8,696
Corporate bonds	49,707	64	(30)	49,741

Total securities available-for-sale	$58,393	$74	$(30)	$58,437

As of December 31, 2012
U.S. government obligations	$30,255	$849	$—	$31,104
Municipal securities	17,941	10	(4)	17,947
Corporate bonds	2,159	—	(2)	2,157

Total securities available-for-sale	$50,355	$859	$(6)	$51,208

The following table summarizes the contractual maturities of securities available-for-sale:

	As of
	September 30, 2013	December 31, 2012
	(In thousands)
Less than one year	$12,161	$10,870
Due in 1 - 5 years	46,276	40,338

Total securities available-for-sale	$58,437	$51,208

Proceeds from the sales and maturities of securities available-for-sale during the nine months ended September 30, 2013 and 2012 were $41.6 million and $29.0 million, respectively.

The following table provides fair values and unrealized losses on securities available-for-sale and by the aging of the securities’ continuous unrealized loss position as of September 30, 2013 and December 31, 2012:

	Less than Twelve Months		Twelve Months or More		Total
	Estimated	Gross	Estimated	Gross	Estimated	Gross
	fair	unrealized	fair	unrealized	fair	unrealized
	value	losses	value	losses	value	losses
	(In thousands)
As of September 30, 2013
Municipal securities	$—	$—	$—	$—	$—	$—
Corporate bonds	19,414	(30)	—	—	19,414	(30)

Total securities available-for-sale	$19,414	$(30)	$—	$—	$19,414	$(30)

	Less than Twelve Months		Twelve Months or More		Total
	Estimated	Gross	Estimated	Gross	Estimated	Gross
	fair	unrealized	fair	unrealized	fair	unrealized
	value	losses	value	losses	value	losses
	(In thousands)
As of December 31, 2012
Municipal securities	$2,780	$(4)	$—	$—	$2,780	$(4)
Corporate bonds	2,157	(2)	—	—	2,157	(2)

Total securities available-for-sale	$4,937	$(6)	$—	$—	$4,937	$(6)

5. Acquisition

On February 28, 2013, the Company acquired all of the outstanding shares of Xtrakter Limited (“Xtrakter”) from Euroclear S.A./N.V. Xtrakter is a U.K.-based provider of trade matching, regulatory transaction reporting and market and reference data across a range of fixed-income products. The acquisition of Xtrakter provides the Company with an expanded set of technology solutions ahead of incoming pre-and post-trade transparency mandates from the Markets in Financial Instruments Directive II in Europe. The aggregate purchase price was $37.8 million in cash, net of acquired cash. During the nine months ended September 30, 2013, transaction costs such as legal, regulatory, accounting, tax, valuation and other professional services were $1.6 million.

The Company has completed a preliminary allocation of the purchase price to the fair value of assets acquired and liabilities assumed at the date of acquisition. It is possible that the purchase price allocation will be adjusted upon finalization of the valuation for the acquired intangible assets and income tax liabilities. The Company expects to finalize the purchase price allocation in the fourth quarter of 2013. The preliminary purchase price allocation is as follows (in thousands):

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

Since the date of the acquisition, Xtrakter-related revenue and net income of $12.8 million and $0.1 million, respectively, have been included in the Company’s Consolidated Statements of Operations. The following unaudited pro forma consolidated financial information reflects the results of operations of the Company for the three months ended September 30, 2012 and the nine months ended September 30, 2013 and 2012, as if the acquisition of Xtrakter had occurred as of the beginning of each period presented, after giving effect to certain purchase accounting adjustments. These pro forma results are not necessarily indicative of what the Company’s operating results would have been had the acquisition actually taken place at the beginning of each period presented. The pro forma financial information includes the amortization charges from acquired intangible assets, adjustments to interest income to reflect the cash purchase price and related tax effects.

	Pro forma
	Three Months Ended	Nine Months Ended
	September 30,	September 30,
	2012	2013	2012
	(In thousands, except per share amounts)
Revenues	$53,923	$182,215	$166,196
Income before income taxes	$20,697	$82,536	$64,285
Net income	$13,111	$54,743	$38,995
Basic net income per common share	$0.36	$1.49	$1.07
Diluted net income per common share	$0.35	$1.45	$1.03

6. Goodwill and Intangible Assets

The following is a summary of changes in goodwill and intangible assets with indefinite lives for the nine months ended September 30, 2013 (in thousands):

Balance at beginning of period	$31,785
Goodwill from Xtrakter acquisition	26,234
Intangible assets with indefinite lives from Xtrakter acquisition	2,120
Less: Goodwill ascribed to discontinued operations	(278)

Balance at end of period	$59,861

Intangible assets that are subject to amortization, including the related accumulated amortization, are comprised of the following:

	September 30, 2013			December 31, 2012
	Cost	Accumulated Amortization	Net Carrying Amount	Cost	Accumulated Amortization	Net Carrying Amount
	(In thousands)
Technology	$5,770	$(1,731)	$4,039	$4,010	$(3,892)	$118
Customer relationships	5,692	(633)	5,059	3,530	(2,364)	1,166
Non-competition agreements	380	(74)	306	1,260	(1,214)	46
Tradenames	370	(128)	242	590	(570)	20

Total	$12,212	$(2,566)	$9,646	$9,390	$(8,040)	$1,350

Amortization expense associated with identifiable intangible assets was $1.5 million for the nine months ended September 30, 2013 and $37,000 for the nine months ended September 30, 2012. Estimated total amortization expense is $2.2 million for 2013, $2.3 million for 2014, $2.3 million for 2015, $0.7 million for 2016 and $0.4 million for 2017.

7. Income Taxes

The provision for income taxes from continuing operations consists of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(In thousands)
Current:
Federal	$6,742	$6,657	$20,004	$8,705
State and local	1,823	887	4,717	1,834
Foreign	312	908	602	787

Total current provision	8,877	8,452	25,323	11,326

Deferred:
Federal	(380)	(232)	3,885	12,509
State and local	(79)	(428)	699	2,486
Foreign	(289)		(519)	1

Total deferred provision	(748)	(660)	4,065	14,996

Provision for income taxes	$8,129	$7,792	$29,388	$26,322

The following is a summary of the Company’s net deferred tax assets:

	As of
	September 30, 2013	December 31, 2012
	(In thousands)
Deferred tax assets and liabilities	$15,773	$10,169
Valuation allowance	(11,461)	(727)

Deferred tax assets, net	$4,312	$9,442

As a result of the October 2013 sale of Greenline Financial Technologies, Inc. (“Greenline”) (see Note 12), the Company recognized a deferred tax asset of approximately $10.8 million in the third quarter of 2013 related to the book and tax basis difference of the investment in Greenline. A full valuation allowance has been established against this deferred tax asset due to the uncertainty in utilizing the capital loss to be generated on the disposition.

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

Effective January 1, 2013, the Company has determined that unremitted earnings of its foreign subsidiaries will be considered indefinitely reinvested outside of the United States. There were no aggregate unremitted earnings as of December 31, 2012 and the impact of the reinvestment decision was immaterial to the income tax provision for the three and nine months ended September 30, 2013.

8. Stock-Based Compensation Plans

Stock-based compensation expense for the three and nine months ended September 30, 2013 and 2012 was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(In thousands)
Employee:
Restricted stock and performance shares	$1,820	$1,796	$5,317	$5,270
Stock options	238	172	661	478

	2,058	1,968	5,978	5,748

Non-employee directors:
Restricted stock	183	188	441	436

Total stock-based compensation	$2,241	$2,156	$6,419	$6,184

The Company records stock-based compensation for employees in employee compensation and benefits and for non-employee directors in general and administrative expenses in the Consolidated Statements of Operations.

During the nine months ended September 30, 2013, the Company granted to employees and non-employee directors a total of 252,047 shares of restricted stock or restricted stock units, performance-based shares with an expected pay-out at target of 42,908 shares of common stock and 51,597 options to purchase shares of common stock. The fair value of the restricted stock and performance-based share awards was based on a weighted-average grant date fair value per share of $39.98 and $35.98, respectively. Based on the Black-Scholes option pricing model, the weighted-average fair value for each option granted was $19.62 per share. As of September 30, 2013, the total unrecognized compensation cost related to non-vested awards was $15.6 million. That cost is expected to be recognized over a weighted-average period of 2.2 years.

9. Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per common share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(In thousands, except per share amounts)
Net income from continuing operations	$18,259	$13,708	$53,093	$40,857
Net (loss) from discontinued operations	(46)	(226)	(210)	(1,253)

Net income	$18,213	$13,482	$52,883	$39,604

Common stock—voting	36,919	36,500	36,854	35,968
Common stock—non-voting	—	—	—	553

Basic weighted average shares outstanding	36,919	36,500	36,854	36,521

Basic earnings per common share
Income from continuing operations	$0.49	$0.38	$1.44	$1.12
(Loss) from discontinued operations	—	(0.01)	(0.01)	(0.04)

Basic earnings per share	$0.49	$0.37	$1.43	$1.08

Weighted average shares outstanding	36,919	36,500	36,854	36,521
Dilutive effect of stock options and restricted stock	1,046	1,041	966	1,371

Diluted weighted average shares outstanding	37,965	37,541	37,820	37,892

Diluted earnings per common share
Income from continuing operations	$0.48	$0.37	$1.41	$1.08
(Loss) from discontinued operations	—	(0.01)	$(0.01)	(0.03)

Diluted earnings per share	$0.48	$0.36	$1.40	$1.05

Stock options and restricted stock totaling 88,138 shares and 29,352 for the three months ended September 30, 2013 and 2012, respectively, and 213,729 shares and 110,697 shares for the nine months ended September 30, 2013 and 2012, respectively, were excluded from the computation of diluted earnings per share because their effect would have been antidilutive. The computation of diluted shares can vary among periods due, in part, to the change in the average price of the Company’s common stock.

10. Credit Facility

On January 14, 2013, the Company entered into a three-year credit agreement (“Credit Agreement”) which provides for revolving loans and letters of credit up to an aggregate of $50.0 million (“Credit Facility”). Subject to satisfaction of certain specified conditions, the Company is permitted to upsize the Credit Facility by an additional $50.0 million in total. As of September 30, 2013, there was $49.9 million available to borrow under the Credit Facility.

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

11. Commitments and Contingencies

Lease Commitments

The Company leases office space and equipment under non-cancelable lease agreements expiring at various dates through 2027. Office space leases are subject to escalation based on certain costs incurred by the landlord. Minimum rental commitments as of September 30, 2013 under such operating and capital leases were as follows:

	Operating Leases	Capital Leases
	(In thousands)
Remainder of 2013	$392	$70
2014	1,550	42
2015	1,921	—
2016	3,048	—
2017	3,949	—
2018 and thereafter	18,211	—

Minimum lease payments	29,071	112
Less amount representing interest	—	2

	$29,071	$110

Rental expense was $3.0 million and $1.5 million for the nine months ended September 30, 2013 and 2012, respectively, and is included in occupancy expense in the Consolidated Statements of Operations. Rental expense has been recorded based on the total minimum lease payments after giving effect to rent abatement and concessions, which are being amortized on a straight-line basis over the life of the lease. The Company is contingently obligated for standby letters of credit amounting to $1.4 million that were issued to landlords for office space.

On August 29, 2013, the Company executed a lease for approximately 16,000 square feet of office space in London, England. The lease expires in January 2027. Aggregate lease payments through the final lease termination date are approximately $14.1 million, which payments are included in the operating leases commitments in the table above.

In 2008, the Company assigned the lease agreement on a leased property to a third party. The Company is contingently liable should the assignee default on future lease obligations through the November 2015 lease termination date. The aggregate amount of future lease obligations under this arrangement was $0.8 million as of September 30, 2013.

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

On January 2, 2013, a former employee of the Company filed a complaint against the Company with the U.S. Department of Labor alleging retaliatory employment practices in violation of the whistleblower provisions of the Sarbanes-Oxley Act. The relief sought includes, among other things, reinstatement, back pay and compensatory and punitive damages. The Company believes the complaint is without merit and intends to vigorously defend itself against the allegations. The Company filed its response to the complaint on February 26, 2013. Given the inherent uncertainty of the potential outcome of such proceedings, the Company cannot estimate the reasonably possible range of loss at this time. Based on the available information, the Company believes that the low end of the reasonably possible range of loss is zero and, accordingly, no loss accrual has been provided in the Company’s accompanying financial statements.

Other

The Company, through two regulated subsidiaries, executes certain bond transactions between and among institutional investor and broker-dealer clients on a riskless principal basis by serving as counterparty to both the buyer and the seller, which are then settled through a third-party clearing organization. The Company acts as intermediary on a riskless principal basis in these bond transactions by serving as counterparty to the two clients involved. Settlement typically occurs within one to three trading days after the trade date. Cash settlement of the transaction occurs upon receipt or delivery of the underlying instrument that was traded. For the nine months ended September 30, 2013, revenues from riskless principal trading were $4.5 million. Under securities clearing agreements with the independent third party, the Company maintains a collateral deposit with the clearing broker in the form of cash. As of September 30, 2013, the amount of the collateral deposit included in prepaid expenses and other assets in the Consolidated Statements of Financial Condition was $0.9 million. The Company is exposed to credit risk in the event a counterparty does not fulfill its obligation to complete a transaction. Pursuant to the terms of the securities clearing agreements between the Company and the independent clearing broker, the clearing broker has the right to charge the Company for losses resulting from a counterparty’s failure to fulfill its contractual obligations. The losses are not capped at a maximum amount and apply to all trades executed through the clearing broker. At September 30, 2013, the Company had not recorded any liabilities with regard to this right.

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

12. Discontinued Operations

On September 30, 2013, the Company executed a stock purchase agreement to sell 100% of the outstanding shares of Greenline, a wholly owned subsidiary of the Company, to CameronTec Intressenter AB. The transaction closed on October 8, 2013. The aggregate purchase price was $11.0 million in cash, subject to a post-closing working capital adjustment. The Company expects to recognize a gain on the disposition of approximately $7.0 million, net of tax, during the fourth quarter of 2013.

Greenline’s operating results have been classified as discontinued operations in the Consolidated Statement of Operations. The following is a summary of Greenline’s operating results:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(In thousands)
Revenues	$2,009	$1,853	$5,967	$5,553
Expenses	2,071	2,144	6,296	7,575

(Loss) before income taxes from discontinued operations	(62)	(291)	(329)	(2,022)
Provision (benefit) for income taxes	(16)	(65)	(119)	(769)

Net (loss) from discontinued operations	$(46)	$(226)	$(210)	$(1,253)

The following is a summary of Greenline’s assets and liabilities, which have been classified as assets and liabilities from discontinued operations in the Consolidated Statement of Financial Condition:

As of
September 30, 2013
(In thousands)
Assets
Cash and cash equivalents	$656
Accounts receivable	2,181
Other assets	3,549

Assets from discontinued operations	$6,386

Liabilities
Accounts payable, accrued expenses and other liabilities	$1,034
Deferred revenue	2,268

Liabilities from discontinued operations	$3,302

13. Accumulated Other Comprehensive Loss

The following is a summary of the changes in Accumulated Other Comprehensive Loss from the Statement of Financial Condition for the nine months ended September 30, 2013:

	Cumulative translation adjustment and foreign currency exchange hedge, net of tax	Unrealized net gain (loss) on securities available- for-sale, net of tax	Accumulated other comprehensive loss
	(In thousands)
Balance at December 31, 2012	$(3,617)	$524	$(3,093)
Other comprehensive loss	(341)	(497)	(838)

Balance at September 30, 2013	$(3,958)	$27	$(3,931)

14. Customer Concentration

During both the nine months ended September 30, 2013 and 2012, no single client accounted for more than 10% of total revenue. One client accounted for 12.6% and 14.2% of trading volumes during the nine months ended September 30, 2013 and 2012, respectively.

15. Share Repurchases

In October 2011, the Board of Directors authorized a share repurchase program for up to $35.0 million of the Company’s common stock. As of September 30, 2013, the Company repurchased 955,342 shares of common stock at a cost of $29.2 million. No shares were repurchased during the nine months ended September 30, 2013. Shares repurchased under the program will be held in treasury for future use.

In February 2012, the Company repurchased 1,821,730 shares of the Company’s non-voting common stock from JPMorgan Chase & Co. (“JPM”) at a cost of $52.9 million. Shares repurchased from JPM were cancelled by the Company.

16. Related Party

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

Executive Overview

MarketAxess operates a leading electronic trading platform that enables fixed-income market participants to efficiently trade corporate bonds and other types of fixed-income instruments using our patented trading technology. Our over 1,000 active institutional investor clients (firms that executed at least one trade in U.S. or European fixed income securities through our electronic trading platform between September 2012 and September 2013) include investment advisers, mutual funds, insurance companies, public and private pension funds, bank portfolios, broker-dealers and hedge funds. Our 85 broker-dealer market-maker clients provide liquidity on the platform and include most of the leading broker-dealers in global fixed-income trading. We also execute certain bond transactions between and among institutional investor and broker-dealer clients on a riskless principal basis by serving as counterparty to both the buyer and the seller, which then settle through a third-party clearing organization. We offer a number of trading-related products and services, including market data to assist clients with trading decisions; connectivity solutions that facilitate straight-through processing; technology services to optimize trading environments; and execution services for exchange-traded fund managers and other clients. We also offer a range of pre- and post-trade services, including trade matching, regulatory transaction reporting and reference data, across a range of fixed-income products.

Our multi-dealer trading platform allows our institutional investor clients to simultaneously request competing, executable bids or offers from our broker-dealer clients and execute trades with the broker-dealer of their choice from among those that choose to respond. We offer our broker-dealer clients a solution that enables them to efficiently reach our institutional investor clients for the distribution and trading of bonds. In addition to U.S. high-grade corporate bonds, European high-grade corporate bonds and emerging markets bonds, including both investment-grade and non-investment grade debt, we also offer our clients the ability to trade crossover and high-yield bonds, U.S. agency bonds, asset-backed and preferred securities and credit default swaps.

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

In July 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) was signed into law. Among the most significant aspects of the derivatives section of the Dodd-Frank Act are mandatory clearing of certain derivatives transactions (“swaps”) through regulated central clearing organizations and mandatory trading of those swaps through either regulated exchanges or swap execution facilities (“SEFs”), in each case, subject to certain key exceptions. On September 13, 2013, the U.S. Commodity Futures Trading Commission (“CFTC”) granted temporary registration to MarketAxess SEF Corporation, a U.S. subsidiary of ours, to operate a SEF for the trading of swaps subject to the CFTC’s jurisdiction. While certain of the CFTC’s rules relating to the trading of swaps on SEFs were implemented on October 2, 2013, the CFTC postponed the implementation of certain other SEF-related rules, and other such rules have not yet taken effect. The SEC has not yet finalized its rules for security-based SEFs, nor has it published a timetable for the finalization and implementation of such rules. No assurance can be given regarding when, whether or in what form the remaining rules regarding the new regulatory regime for the swaps marketplace will be finalized or implemented.

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

Rapid Technological Changes

We must continue to enhance and improve our electronic trading platform. The electronic financial services industry is characterized by increasingly complex systems and infrastructures and new business models. Our future success will depend on our ability to enhance our existing products and services, develop and/or license new products and technologies that address the increasingly sophisticated and varied needs of our broker-dealer and institutional investor clients and prospective clients and respond to technological advances and emerging industry standards and practices on a cost-effective and timely basis. We have received 12 patents covering our most significant trading protocols and other aspects of our trading system technology and additional patents are pending.

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

For trades that we execute between and among institutional investor and broker-dealer clients on a riskless principal basis by serving as counterparty to both the buyer and the seller, we earn our commission through the difference in price between the two riskless principal trades.

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

Critical Accounting Estimates

This Management’s Discussion and Analysis of Financial Condition and Results of Operations discusses our Consolidated Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the United States, also referred to as U.S. GAAP. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the reported amounts of income and expenses during the reporting periods. We base our estimates and judgments on historical experience and on various other factors that we believe are reasonable under the circumstances. Actual results may differ from these estimates under varying assumptions or conditions. Note 2 of the Notes to our Consolidated Financial Statements includes a summary of the significant accounting policies and methods used in the preparation of our Consolidated Financial Statements. There were no significant changes to our critical accounting policies and estimates during the three months ended September 30, 2013, as compared to those we disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2012.

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

Three Months Ended September 30, 2013 Compared to Three Months Ended September 30, 2012

Overview

Total revenues increased by $14.7 million or 31.7% to $61.1 million for the three months ended September 30, 2013, from $46.4 million for the three months ended September 30, 2012. This increase in total revenues was primarily due to an increase in commissions of $9.4 million and revenue from information and post-trade services of $5.2 million. For the three months ended September 30, 2013, information and post-trade services revenue generated by Xtrakter totaled $5.4 million.

Total expenses increased by $9.8 million or 39.5% to $34.7 million for the three months ended September 30, 2013, from $24.9 million for the three months ended September 30, 2012. This increase was primarily due to higher employee compensation and benefits of $4.5 million, depreciation and amortization of $1.7 million, professional and consulting expenses of $1.5 million and technology and communication costs of $1.3 million. For the three months ended September 30, 2013, total expenses included approximately $6.0 million of Xtrakter operating expenses.

Income before taxes from continuing operations increased by $4.9 million or 22.7% to $26.4 million for the three months ended September 30, 2013, from $21.5 million for the three months ended September 30, 2012. Net income from continuing operations was up $4.6 million or 33.2% to $18.3 million for the three months ended September 30, 2013, from $13.7 million for the three months ended September 30, 2012.

On September 30, 2013, we executed a stock purchase agreement to sell 100% of the outstanding shares of Greenline Financial Technologies (“Greenline”). Greenline’s operating results have been classified as discontinued operations in our Consolidated Statement of Operations. The net loss from discontinued operations for the three months ended September 30, 2013 and September 30, 2012, was $46,000 and $0.2 million, respectively.

Revenues

Our revenues for the three months ended September 30, 2013 and 2012, and the resulting dollar and percentage changes, were as follows:

	Three Months Ended September 30,
	2013		2012
		% of		% of	$	%
	$	Revenues	$	Revenues	Change	Change
	($ in thousands)
Commissions	$51,818	84.8%	$42,379	91.3%	$9,439	22.3%
Information and post-trade services	7,125	11.7	1,896	4.1	5,229	275.8
Technology products and services	1,561	2.6	1,124	2.4	437	38.9
Investment income	112	0.2	251	0.5	(139)	(55.4)
Other	517	0.8	752	1.6	(235)	(31.3)

Total revenues	$61,133	100.0%	$46,402	100.0%	$14,731	31.7%

Commissions. Our commission revenues for the three months ended September 30, 2013 and 2012, and the resulting dollar and percentage changes, were as follows:

	Three Months Ended September 30,
			$	%
	2013	2012	Change	Change
	($ in thousands)
Variable transaction fees
U.S. high-grade	$21,861	$17,476	$4,385	25.1%
Other credit	13,536	9,588	3,948	41.2
Liquid products	785	785	—	—

Total variable transaction fees	36,182	27,849	8,333	29.9

Distribution fees
U.S. high-grade	13,313	12,261	1,052	8.6
Other credit	2,266	2,269	(3)	(0.1)
Liquid products	57	—	57	—

Total distribution fees	15,636	14,530	1,106	7.6

Total commissions	$51,818	$42,379	$9,439	22.3%

Variable Transaction Fees

The following table shows the extent to which the increase in commissions for the three months ended September 30, 2013 was attributable to changes in transaction volumes and variable transaction fees per million:

	Change from the Three Months Ended September 30, 2012
	U.S.
	High-Grade	Other Credit	Liquid Products	Total
	(In thousands)
Volume increase (decrease)	$5,710	$2,980	$(66)	$8,623
Variable transaction fee per million (decrease) increase	(1,325)	968	66	(290)

Total commissions increase	$4,385	$3,948	$—	$8,333

Our trading volumes for the three months ended September 30, 2013 and 2012 were as follows:

	Three Months Ended September 30,
			$	%
	2013	2012	Change	Change
Trading Volume Data (in millions)
U.S. high-grade—fixed rate	$108,177	$83,193	$24,984	30.0%
U.S. high-grade—floating rate	5,904	2,795	3,109	111.2

Total U.S. high-grade	114,081	85,988	28,093	32.7
Other credit	42,741	32,607	10,134	31.1
Liquid products	17,537	19,157	(1,620)	(8.5)

Total	$174,359	$137,752	$36,607	26.6%

Number of U.S. Trading Days	64	63
Number of U.K. Trading Days	65	64

For volume reporting purposes, transactions in foreign currencies are converted to U.S. dollars at average monthly rates. The 32.7% increase in U.S. high-grade volume was principally due to an increase in our estimated market share of total U.S. high-grade corporate bond volume as reported by FINRA TRACE from 12.5% for the three months ended September 30, 2012 to 14.9% for the three months ended September 30, 2013, coupled with an increase in estimated FINRA TRACE U.S. high-grade volume of 11.6% to $766.1 billion for the three months ended September 30, 2013 from $686.2 billion for the three months ended September 30, 2012. Other credit volumes increased by 31.1% for the three months ended September 30, 2013 compared to the three months ended September 30, 2012 primarily due to higher emerging markets and high-yield bond volumes. Liquid products volume decreased by 8.5% for the three months ended September 30, 2013 compared to the three months ended September 30, 2012, due mainly to lower trading volumes in U.S. agency bonds.

Our average variable transaction fee per million for the three months ended September 30, 2013 and 2012 was as follows:

	Three Months Ended September 30,
	2013	2012
U.S. high-grade—fixed rate	$200	$209
U.S. high-grade—floating rate	29	37
Total U.S. high-grade	192	203
Other credit	317	294
Liquid products	45	41
Total	208	202

The U.S. high-grade average variable transaction fee per million decreased from $203 for the three months ended September 30, 2012 to $192 for the three months ended September 30, 2013. The change was primarily due to a decrease in the duration of bonds traded. Other credit average variable transaction fees per million increased from $294 for the three months ended September 30, 2012 to $317 for the three months ended September 30, 2013, primarily due to a larger percentage of volume in products that carry higher fees per million, principally emerging markets and high yield bonds. Liquid products average variable transaction fees per million increased from $41 for the three months ended September 30, 2012 to $45 for the three months ended September 30, 2013, primarily due to a change in the mix of products traded.

Distribution Fees

The $1.1 million increase in U.S. high-grade distribution fees was principally due to two broker-dealer market makers that moved to a distribution fee plan from an all-variable fee plan.

Information and Post-Trade Services. Information and post-trade services increased by $5.2 million or 275.8% to $7.1 million for the three months ended September 30, 2013, from $1.9 million for the three months ended September 30, 2012. Information and post-trade services revenue generated by Xtrakter for the three months ended September 30, 2013 was $5.4 million.

Technology Products and Services. Technology products and services revenues increased by $0.4 million or 38.9% to $1.6 million for the three months ended September 30, 2013, from $1.1 million for the three months ended September 30, 2012. The increase was due to higher professional consulting services revenues.

Investment Income. Investment income decreased by $0.1 million or 55.4% to $0.1 million for the three months ended September 30, 2013, from $0.3 million for the three months ended September 30, 2012. The decrease was due to the reduction in cash and securities available-for-sale related to the acquisition of Xtrakter.

Other. Other income decreased by $0.2 million or 31.3% to $0.5 million for the three months ended September 30, 2013, from $0.8 million for the three months ended September, 30 2012. The decrease was primarily due to lower initial setup fees from broker-dealer clients.

Expenses

Our expenses for the three months ended September 30, 2013 and 2012, and the resulting dollar and percentage changes were as follows:

	Three Months Ended September 30,
	2013		2012
		% of		% of	$	%
	$	Revenues	$	Revenues	Change	Change
	($ in thousands)
Employee compensation and benefits	$17,910	29.3%	$13,380	28.8%	$4,530	33.9%
Depreciation and amortization	3,460	5.7	1,715	3.7	1,745	101.7
Technology and communications	4,509	7.4	3,206	6.9	1,303	40.6
Professional and consulting fees	4,540	7.4	3,006	6.5	1,534	51.0
Occupancy	1,205	2.0	595	1.3	610	102.5
Marketing and advertising	1,195	2.0	989	2.1	206	20.8
General and administrative	1,926	3.2	2,011	4.3	(85)	(4.2)

Total expenses	$34,745	56.8%	$24,902	53.7%	$9,843	39.5%

Employee Compensation and Benefits. Employee compensation and benefits increased by $4.5 million or 33.9% to $17.9 million for the three months ended September 30, 2013, from $13.4 million for the three months ended September 30, 2012. The increase was primarily due to higher wages and benefits of $3.7 million and an increase in employee incentive compensation costs of $0.8 million. Xtrakter employee compensation and benefits were $2.4 million for the three months ended September 30, 2013. Our employee headcount increased from 204 as of September 30, 2012 to 295 as of September 30, 2013, mainly due to personnel increases associated with the Xtrakter acquisition.

Depreciation and Amortization. Depreciation and amortization increased by $1.7 million or 101.7% to $3.5 million for the three months ended September 30, 2013, from $1.7 million for the three months ended September 30, 2012. The increase was due to amortization of the Xtrakter intangible assets of $0.6 million, amortization of software development costs of $0.6 million resulting from increased product development and higher production equipment depreciation of $0.2 million due to the 2012 disaster recovery data center build-out. For the three months ended September 30, 2013 and 2012, $1.9 million and $3.9 million, respectively, of equipment purchases and leasehold improvements and $2.1 million and $1.3 million, respectively, of software development costs were capitalized. The decrease in equipment purchases and leasehold improvements was primarily due to the build-out of a replacement disaster recovery data center in 2012, partially offset by the build-out costs for new office space in London in 2013.

Technology and Communications. Technology and communications expenses increased by $1.3 million or 40.6% to $4.5 million for the three months ended September 30, 2013 from $3.2 million for the three months ended September 30, 2012. The increase was mainly due to Xtrakter technology and communications costs of $0.8 million and an increase in IT licenses and maintenance costs of $0.2 million.

Professional and Consulting Fees. Professional and consulting fees increased by $1.5 million or 51.0% to $4.5 million for the three months ended September 30, 2013, from $3.0 million for the three months ended September 30, 2012. The increase was primarily due to consulting costs of $0.5 million related to IT projects and Xtrakter’s professional and consulting expenses of $0.9 million.

Occupancy. Occupancy costs increased by $0.6 million or 102.5% to $1.2 million for the three months ended September 30, 2013, from $0.6 million for the three months ended September 30, 2012 principally related to office space occupied by Xtrakter in London.

Marketing and Advertising. Marketing and advertising expenses increased by $0.2 million or 20.8% to $1.2 million for the three months ended September 30, 2013, from $1.0 million for the three months ended September 30, 2012. The increase was due to higher public relations and trade show expenses.

General and Administrative. General and administrative expenses decreased slightly to $1.9 million for the three months ended September 30, 2013, from $2.0 million for the three months ended September 30, 2012.

Provision for Income Tax. For the three months ended September 30, 2013 and 2012, the income tax provision from continuing operations was $8.1 million and $7.8 million, respectively. Our consolidated effective tax rate for the three months ended September 30, 2013 was 30.8%, compared to 36.2% for the three months ended September 30, 2012. The reduction in the effective tax rate for the three months ended September 30, 2013 was principally due to tax benefits of approximately $2.0 million associated with the domestic production activities deduction recognized in 2013. Our consolidated effective tax rate can vary from period to period depending on, among other factors, the geographic and business mix of our earnings and changes in tax legislation and tax rates.

Nine months Ended September 30, 2013 Compared to Nine months Ended September 30, 2012

Overview

Total revenues increased by $36.0 million or 25.3% to $178.3 million for the nine months ended September 30, 2013, from $142.3 million for the nine months ended September 30, 2012. This increase in total revenues was primarily due to an increase in commissions of $23.3 million and revenue from information and post-trade services of $12.5 million. Information and post-trade services revenue generated by Xtrakter totaled $12.8 million since the February 28, 2013 acquisition date.

Total expenses increased by $20.7 million or 27.6% to $95.8 million for the nine months ended September 30, 2013, from $75.1 million for the nine months ended September 30, 2012. This increase was primarily due to higher employee compensation and benefits of $6.1 million, depreciation and amortization of $5.4 million, professional and consulting expenses of $4.9 million and technology and communications costs of $2.7 million. Total expenses included approximately $12.9 million of Xtrakter operating expenses and an additional $1.6 million of acquisition-related costs. During the second quarter of 2013, we determined that we had incorrectly excluded incentive compensation as a component of employee compensation eligible for capitalization under our software development costs capitalization policy. We assessed this error and determined that it was not material to previous reporting periods and is not material to the current year. Therefore, we recorded this item as an out-of-period adjustment in the three months ended June 30, 2013 by reducing employee compensation and benefits expense by $2.9 million and increasing depreciation and amortization expense by $1.3 million.

Income before taxes from continuing operations increased by $15.3 million or 22.8% to $82.5 million for the nine months ended September 30, 2013, from $67.2 million for the nine months ended September 30, 2012. Net income from continuing operations was up $12.2 million or 29.9% to $53.1 million for the nine months ended September 30, 2013, from $40.9 million for the nine months ended September 30, 2012.

On September 30, 2013, we executed a stock purchase agreement to sell 100% of the outstanding shares of Greenline. Greenline’s operating results have been classified as discontinued operations in our Consolidated Statement of Operations. The net loss from discontinued operations for the nine months ended September 30, 2013 and September 30, 2012, was $0.2 million and $1.3 million, respectively.

Revenues

Our revenues for the nine months ended September 30, 2013 and 2012, and the resulting dollar and percentage changes, were as follows:

	Nine Months Ended September 30,
	2013		2012
		% of		% of	$	%
	$	Revenues	$	Revenues	Change	Change
	($ in thousands)
Commissions	$153,202	85.9%	$129,971	91.4%	$23,231	17.9%
Information and post-trade services	18,020	10.1	5,557	3.9	12,463	224.3
Technology products and services	4,279	2.4	3,553	2.5	726	20.4
Investment income	288	0.2	821	0.6	(533)	(64.9)
Other	2,502	1.4	2,360	1.7	142	6.0

Total revenues	$178,291	100.0%	$142,262	100.0%	$36,029	25.3%

Commissions. Our commission revenues for the nine months ended September 30, 2013 and 2012, and the resulting dollar and percentage changes, were as follows:

	Nine Months Ended September 30,
			$	%
	2013	2012	Change	Change
	($ in thousands)
Variable transaction fees
U.S. high-grade	$64,229	$54,344	$9,885	18.2%
Other credit	41,215	28,203	13,012	46.1
Liquid products	2,493	2,555	(62)	(2.4)

Total variable transaction fees	107,937	85,102	22,835	26.8

Distribution fees
U.S. high-grade	38,216	37,366	850	2.3
Other credit	6,934	7,503	(569)	(7.6)
Liquid products	115	—	115	—

Total distribution fees	45,265	44,869	396	0.9

Total commissions	$153,202	$129,971	$23,231	17.9%

Variable Transaction Fees

The following table shows the extent to which the increase in commissions for the nine months ended September 30, 2013 was attributable to changes in transaction volumes and variable transaction fees per million:

	Change from Nine Months Ended September 30, 2012
	U.S. High-Grade	Other Credit	Liquid Products	Total
	(In thousands)
Volume increase (decrease)	$11,583	$9,062	$(373)	$20,272
Variable transaction fee per million (decrease) increase	(1,698)	3,950	311	2,563

Total commissions increase (decrease)	$9,885	$13,012	$(62)	$22,835

Our trading volumes for the nine months ended September 30, 2013 and 2012 were as follows:

	Nine Months Ended September 30,
			$	%
	2013	2012	Change	Change
Trading Volume Data (in millions)
U.S. high-grade—fixed rate	$317,869	$265,876	$51,993	19.6%
U.S. high-grade—floating rate	15,721	9,104	6,617	72.7

Total U.S. high-grade	333,590	274,980	58,610	21.3
Other credit	134,181	101,550	32,631	32.1
Liquid products	54,639	63,988	(9,349)	(14.6)

Total	$522,410	$440,518	$81,892	18.6%

Number of U.S. Trading Days	188	188
Number of U.K. Trading Days	189	188

For volume reporting purposes, transactions in foreign currencies are converted to U.S. dollars at average monthly rates. The 21.3% increase in U.S. high-grade volume was principally due to an increase in our estimated market share of total U.S. high-grade corporate bond volume as reported by FINRA TRACE from 12.0% for the nine months ended September 30, 2012 to 13.7% for the nine months ended September 30, 2013 coupled with an increase in estimated FINRA TRACE U.S. high-grade volume of 6.6% to $2.4 trillion for the nine months ended September 30, 2013 from $2.3 trillion for the nine months ended September 30, 2012. Other credit volumes increased by 32.1% for the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012 primarily due to higher emerging markets and high-yield bond volumes. Liquid products volume decreased by 14.6% for the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012, due to lower European government and U.S. agency volumes. Estimated FINRA TRACE U.S. agency volume decreased by 33.8% for the nine months ended September, 2013 compared to the nine months ended September 30, 2012.

Our average variable transaction fee per million for the nine months ended September 30, 2013 and 2012 was as follows:

	Nine Months Ended September 30,
	2013	2012
U.S. high-grade—fixed rate	$201	$203
U.S. high-grade—floating rate	25	30
Total U.S. high-grade	193	198
Other credit	307	278
Liquid products	46	40
Total	207	193

The U.S. high-grade average variable transaction fee per million decreased from $198 for the nine months ended September 30, 2012 to $193 for the nine months ended September 30, 2013. Other credit average variable transaction fees per million increased from $278 for the nine months ended September 30, 2012 to $307 for the nine months ended September 30, 2013, primarily due to a larger percentage of volume in products that carry higher fees per million, principally emerging markets and high yield bonds. Liquid products average variable transaction fees per million increased from $40 for the nine months ended September 30, 2012 to $46 for the nine months ended September 30, 2013, primarily due to a change in the mix of products traded.

Distribution Fees

U.S. high-grade distribution fees increased $0.9 million principally due to two broker-dealer market makers that moved to a distribution fee plan from an all-variable fee plan. The $0.6 million decline in other credit distribution fees reflects a 2012 reduction to our European fee plan. Monthly distribution fees paid by most of our European broker-dealer market makers were reduced effective March 1, 2012, but the dealer variable fee schedule remained unchanged.

Information and Post-Trade Services. Information and post-trade services increased by $12.5 million or 224.3% to $18.0 million for the nine months ended September 30, 2013, from $5.6 million for the nine months ended September 30, 2012. Information and post-trade services revenue generated by Xtrakter for the period ended September 30, 2013 was $12.8 million.

Technology Products and Services. Technology products and services revenues increased by $0.7 million or 20.4% to $4.3 million for the nine months ended September 30, 2013, from $3.6 million for the nine months ended September 30, 2012. The increase was due to higher professional consulting services revenues.

Investment Income. Investment income decreased by $0.5 million or 64.9% to $0.3 million for the nine months ended September 30, 2013, from $0.8 million for the nine months ended September 30, 2012. The decrease was due to the reduction in cash and securities available-for-sale related to the acquisition of Xtrakter.

Other. Other income increased by $0.1 million or 6.0% to $2.5 million for the nine months ended September 30, 2013, from $2.4 million for the nine months ended September, 30 2012.

Expenses

Our expenses for the nine months ended September 30, 2013 and 2012, and the resulting dollar and percentage changes were as follows:

	Nine Months Ended September 30,
	2013		2012
		% of		% of	$	%
	$	Revenues	$	Revenues	Change	Change
	($ in thousands)
Employee compensation and benefits	$47,638	26.7%	$41,550	29.2%	$6,088	14.7%
Depreciation and amortization	10,151	5.7	4,786	3.4	5,365	112.1
Technology and communications	11,700	6.6	9,041	6.4	2,659	29.4
Professional and consulting fees	13,278	7.4	8,397	5.9	4,881	58.1
Occupancy	3,172	1.8	1,813	1.3	1,359	75.0
Marketing and advertising	3,501	2.0	3,996	2.8	(495)	(12.4)
General and administrative	6,370	3.6	5,500	3.9	870	15.8

Total expenses	$95,810	53.7%	$75,083	52.8%	$20,727	27.6%

Employee Compensation and Benefits. Employee compensation and benefits increased by $6.1 million or 14.7% to $47.6 million for the nine months ended September 30, 2013, from $41.6 million for the nine months ended September 30, 2012. The increase was primarily due to higher wages and benefits of $7.1 million and an increase in employee incentive compensation costs of $1.7 million, offset by the favorable out-of-period adjustment of $2.9 million. Xtrakter employee compensation and benefits were $5.7 million for the nine months ended September 30, 2013.

Depreciation and Amortization. Depreciation and amortization increased by $5.4 million or 112.1% to $10.2 million for the nine months ended September 30, 2013, from $4.8 million for the nine months ended September 30, 2012. The increase was principally due to higher amortization of software development costs of $1.2 million resulting from increased product development, amortization of the Xtrakter intangible assets of $1.5 million, higher production equipment depreciation of $0.8 million due to the 2012 disaster recovery data center build-out and the out-of-period adjustment of $1.3 million. For the nine months ended September 30, 2013 and 2012, $9.4 million and $5.0 million, respectively, of equipment purchases and leasehold improvements and $5.4 million and $3.9 million, respectively, of software development costs were capitalized. The higher equipment purchases and leasehold improvements were primarily due to the build-out of a replacement primary production data center in 2013 and the build-out costs for new office space in London in 2013.

Technology and Communications. Technology and communications expenses increased by $2.7 million or 29.4% to $11.7 million for the nine months ended September 30, 2013 from $9.0 million for the nine months ended September 30, 2012. The increase was mainly due to technology and communications costs from Xtrakter of $1.6 million and an increase in IT licenses and maintenance of $0.5 million.

Professional and Consulting Fees. Professional and consulting fees increased by $4.9 million or 58.1% to $13.3 million for the nine months ended September 30, 2013, from $8.4 million for the nine months ended September 30, 2012. The increase was primarily due to approximately $1.2 million in investment banking, legal and other professional fees related to the Xtrakter acquisition, Xtrakter professional and consulting fees of $1.5 million, higher recruiting costs of $0.7 million and higher information technology consulting expenses of $0.9 million.

Occupancy. Occupancy costs increased by $1.4 million or 75.0% to $3.2 million for the nine months ended September 30, 2013, from $1.8 million for the nine months ended September 30, 2012 principally related to office space occupied by Xtrakter in London.

Marketing and Advertising. Marketing and advertising expenses decreased by $0.5 million or 12.4% to $3.5 million for the nine months ended September 30, 2013, from $4.0 million for the nine months ended September 30, 2012. The decrease was principally due to lower advertising expenses related to new product initiatives and lower sales travel and entertainment expenses.

General and Administrative. General and administrative expenses increased by $0.9 million or 15.8% to $6.4 million for the nine months ended September 30, 2013, from $5.5 million for the nine months ended September 30, 2012. The increase in general and administrative expenses was primarily attributable to approximately $0.4 million of transaction costs related to the Xtrakter acquisition and $0.2 million of higher trade clearing fees.

Provision for Income Tax. For the nine months ended September 30, 2013 and 2012, the income tax provision from continuing operations was $29.4 million and $26.3 million, respectively. The increase in the tax provision was primarily due to an increase in income before taxes. Our consolidated effective tax rate for the nine months ended September 30, 2013 was 35.6%, compared to 39.2% for the nine months ended September 30, 2012. The reduction in the effective tax rate for the nine months ended September 30, 2013 was principally due to tax benefits associated with the domestic production activities deduction recognized in 2013 and certain 2012 tax credits enacted into law in 2013. Our consolidated effective tax rate can vary from period to period depending on, among other factors, the geographic and business mix of our earnings and changes in tax legislation and tax rates.

Liquidity and Capital Resources

During the past three years, we have met our cash needs through cash on hand and internally generated funds. Cash and cash equivalents and securities available-for-sale totaled $177.4 million at September 30, 2013.

On January 14, 2013, we entered into a three-year credit agreement that provides for revolving loans and letters of credit up to an aggregate of $50.0 million. Subject to satisfaction of certain specified conditions, we are permitted to upsize the credit facility by an additional $50.0 million in total. As of September 30, 2013, there was $49.9 million available to borrow under the credit facility.

Our cash flows were as follows:

	Nine Months Ended September 30,
	2013	2012
	(In thousands)
Net cash provided by operating activities	$67,329	$53,270
Net cash (used in) provided by investing activities	(60,574)	13,799
Net cash (used in) financing activities	(15,383)	(85,580)
Effect of exchange rate changes on cash and cash equivalents	(615)	(1,008)

Net (decrease) for the period	$(9,243)	$(19,519)

Net cash provided by operating activities was $67.3 million for the nine months ended September 30, 2013 compared to $53.3 million for the nine months ended September 30, 2012. The $14.1 million increase in net cash provided by operating activities was primarily due to an increase in net income of $13.3 million, an increase in depreciation and amortization of $3.4 million, offset by a decrease in deferred taxes of $1.3 million and the non-cash out-of-period adjustment of $1.0 million.

Net cash used in investing activities was $60.6 million for the nine months ended September 30, 2013 compared to net cash provided by investing activities of $13.8 million for the nine months ended September 30, 2012. On February 28, 2013, we acquired Xtrakter for $37.8 million in cash, net of cash acquired. Net purchases of securities available-for-sale were $8.0 million and net proceeds of securities available-for-sale were $22.7 million for the nine months ended September 30, 2013 and 2012, respectively. Capital expenditures were $14.8 million and $8.8 million for the nine months ended September 30, 2013 and 2012, respectively. The higher capital expenditures during the nine months ended September 30, 2013 were primarily due to higher capitalized software expenditures associated with new product initiatives, the build-out of a replacement primary production data center in 2013 and the build-out costs for new office space in London in 2013.

Net cash used in financing activities was $15.4 million for the nine months ended September 30, 2013 compared to $85.6 million for the nine months ended September 30, 2012. The $70.2 million decrease in net cash used in financing activities was principally due to the 2012 repurchase of our common stock of $72.6 million, lower excess tax benefits from stock-based compensation of $10.6 million and lower proceeds from the exercise of stock options of $4.2 million, offset by lower withholding tax payments on restricted stock vesting and stock option exercises of $15.0 million and an increase in cash dividends paid on common stock of $2.6 million.

Free cash flow is defined as cash flow from operating activities less expenditures for furniture, equipment and leasehold improvements and capitalized software development costs. For the 12 months ended September 30, 2013 and 2012, free cash flow was $79.3 million and $61.3 million, respectively. Free cash flow is a non-GAAP financial measure. We believe that this non-GAAP financial measure, when taken into consideration with the corresponding GAAP financial measures, is important in gaining an understanding of the our financial strength and cash flow generation.

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

We have four regulated subsidiaries, MarketAxess Corporation, MarketAxess SEF Corporation, MarketAxess Europe Limited and MarketAxess Canada Ltd. MarketAxess Corporation is a registered broker-dealer in the U.S., MarketAxess Europe Limited is a registered multilateral trading facility in the U.K. and MarketAxess Canada Ltd. is a registered Alternative Trading System in the Province of Ontario. As such, they are subject to minimum regulatory capital requirements imposed by their respective market regulators that are intended to ensure general financial soundness and liquidity based on certain minimum capital requirements. The relevant regulations prohibit a registrant from repaying borrowings from its parent or affiliates, paying cash dividends, making loans to its parent or affiliates or otherwise entering into transactions that result in a significant reduction in its regulatory net capital position without prior notification to or approval from its principal regulator. The capital structures of our subsidiaries are designed to provide each with capital and liquidity consistent with its business and regulatory requirements. During the third quarter of 2013, MarketAxess SEF Corporation, a U.S. subsidiary, received temporary approval to operate a swap execution facility (the “SEF”) with the CFTC. The SEF, which commenced operations in October 2013, is subject to various CFTC regulations, including maintenance of a minimum level of financial resources, estimated at inception to be approximately $4.0 million.

The following table sets forth the capital requirements, as defined, that our subsidiaries were required to maintain as of September 30, 2013:

	MarketAxess	MarketAxess	MarketAxess
	Corporation	Europe Limited	Canada Limited
	(In thousands)
Net capital	$62,853	$17,393	$827
Minimum net capital required	1,814	3,155	267

Excess net capital	$61,039	$14,238	$560

We execute certain bond transactions between and among institutional investor and broker-dealer clients on a riskless principal basis by serving as counterparty to both the buyer and the seller, which are then settled through a third-party clearing organization. We act as intermediary on a riskless principal basis in these bond transactions by serving as counterparty to the two clients involved. Settlement typically occurs within one to three trading days after the trade date. Cash settlement of the transaction occurs upon receipt or delivery of the underlying instrument that was traded. For the nine months ended September 30, 2013, our revenues from riskless principal trading were approximately $4.5 million. Under securities clearing agreements with the independent third party, we maintain collateral deposits with the clearing broker in the form of cash. As of September 30, 2013, the amount of the collateral deposits included in prepaid expenses and other assets in the Consolidated Statements of Financial Condition were $0.9 million. We are exposed to credit risk in the event a counterparty does not fulfill its obligation to complete a transaction. Pursuant to the terms of the securities clearing agreements between us and the independent clearing broker, the clearing broker has the right to charge us for losses resulting from a counterparty’s failure to fulfill its contractual obligations. The losses are not capped at a maximum amount and apply to all trades executed through the clearing broker. At September 30, 2013, we have not recorded any liabilities with regard to this right.

In the ordinary course of business, we enter into contracts that contain a variety of representations, warranties and general indemnifications. Our maximum exposure from any claims under these arrangements is unknown, as this would involve claims that have not yet occurred. However, based on past experience, we expect the risk of loss to be remote.

In October 2011, our Board of Directors authorized a share repurchase program for up to $35.0 million of our common stock. As of September 30, 2013, we repurchased 955,342 shares of common stock at a cost of $29.2 million. No shares were repurchased during the nine months ended September 30, 2013. Shares repurchased under the program will be held in treasury for future use.

In October 2009, our Board of Directors approved our first regular quarterly dividend. In October 2013, our Board of Directors approved a quarterly cash dividend of $0.13 per share, which will be paid on November 21, 2013 to stockholders of record as of the close of business on November 7, 2013. We expect the total amount payable to be approximately $4.9 million. We expect to continue paying regular cash dividends, although there is no assurance as to such dividends. Any future declaration and payment of dividends will be at the sole discretion of our Board of Directors.

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

Contractual Obligations and Commitments

On August 29, 2013, we executed a lease for approximately 16,000 square feet of office space in London, England. The lease expires in January 2027. Aggregate lease payments through the final lease termination date is approximately $14.1 million.

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

As of September 30, 2013, we had a $58.4 million investment in securities available-for-sale. Adverse movements, such as a 10% decrease in the value of these securities or a downturn or disruption in the markets for these securities, could result in a substantial loss. In addition, principal gains and losses resulting from these securities could on occasion have a disproportionate effect, positive or negative, on our financial condition and results of operations for any particular reporting period.

Interest Rate Risk

Interest rate risk represents our exposure to interest rate changes with respect to the money market instruments and fixed-income securities in which we invest. As of September 30, 2013, our cash and cash equivalents and securities available-for-sale amounted to $177.4 million and were primarily in money market instruments, corporate bonds and municipal securities. We do not maintain an inventory of bonds that are traded on our platform.

Derivative Risk

Our limited derivative risk stems from our activities in the foreign currency forward contract market. We use this market to mitigate our U.S. dollar versus Pound Sterling exposure that arises from the activities of our U.K. subsidiaries. As of September 30, 2013, the notional fair value of our foreign currency forward contract was $28.5 million. We do not speculate in any derivative instruments.

Credit Risk

We act as a riskless principal through two of our regulated subsidiaries in certain transactions that we execute between clients. We act as an intermediary in these transactions by serving as counterparty to both the buyer and the seller, which are then settled through a third-party clearing organization. Settlement typically occurs within one to three trading days after the trade date. Cash settlement of the transaction occurs upon receipt or delivery of the underlying instrument that was traded.

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

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures. Our management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our “disclosure controls and procedures” as that term is defined in Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of September 30, 2013. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective to ensure that information required to be disclosed by MarketAxess in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and to ensure that information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

(b) Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2013 identified in connection with the evaluation thereof by our management, including the Chief Executive Officer and Chief Financial Officer, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

Risks that could have a negative impact on our business, results of operations and financial condition include: the volatility of financial services markets generally; the level of trading volume transacted on the MarketAxess platform; the absolute level and direction of interest rates and the corresponding volatility in the corporate fixed-income market; the level and intensity of competition in the fixed-income electronic trading industry and the pricing pressures that may result; the variability of our growth rate; the rapidly evolving nature of the electronic financial services industry; our ability to introduce new fee plans and our clients’ response; our exposure to risks resulting from non-performance by counterparties to transactions executed between our clients in which we act as an intermediary in matching riskless principal trades; our dependence on our broker-dealer clients; the loss of any of our significant institutional investor clients; our ability to develop new products and offerings and the market’s acceptance of those products; the effect of rapid market or technological changes on us and the users of our technology; our ability to successfully maintain the integrity of our trading platform and our response to system failures, capacity constraints and business interruptions; our vulnerability to cyber security risks; our ability to protect our intellectual property rights or technology and defend against intellectual property infringement or other claims; our ability to enter into strategic alliances and to acquire other businesses and successfully integrate them with our business; our ability to comply with new laws, rules and regulations both domestically and internationally; our ability to maintain effective compliance and risk management methods; the strain of growth initiatives on management and other resources; our future capital needs and our ability to obtain capital when needed; limitations on our operating flexibility contained in our credit agreement; and other factors. The Company’s actual results and financial condition may differ, perhaps materially, from the anticipated results and financial condition in any such forward-looking statements. The Company undertakes no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise. A more detailed description of each of these and other important risk factors can be found under the caption “Risk Factors” in our most recent Form 10-K for the year ended December 31, 2012. There have been no material changes to the risk factors described in such Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

During the quarter ended September 30, 2013, we repurchased the following shares of common stock:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Dollar Value of Shares That May Yet Be Purchased Under the Plans
				(In thousands)
July 1, 2013 — July 31, 2013	—	$—	—	$5,847
August 1, 2013 — August 31, 2013	—	—	—	$5,847
September 1, 2013 — September 30, 2013	—	—	—	$5,847

	—	$—	—

In October 2011, our Board of Directors authorized a share repurchase program for up to $35.0 million of our common stock. As of September 30, 2013, we repurchased 955,342 shares of common stock at a cost of $29.2 million. No shares were repurchased during the three months ended September 30, 2013. Shares repurchased under the program will be held in treasury for future use.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Listing:

Number	Description

31.1	Certification by Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document**

101.SCH	XBRL Taxonomy Extension Schema Document**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**

101.LAB	XBRL Taxonomy Extension Label Linkbase Document**

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document**

**	Attached as Exhibit 101 to this Quarterly Report on Form 10-Q are the following materials, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Financial Condition as of September 30, 2013 and December 31, 2012; (ii) Consolidated Statements of Operations for the Three and Nine months Ended September 30, 2013 and 2012; (iii) Consolidated Statements of Comprehensive Income for the Three and Nine months Ended September 30, 2013 and 2012; (iv) Consolidated Statement of Stockholders’ Equity for the Nine months Ended September 30, 2013; (v) Consolidated Statements of Cash Flows for the Nine months Ended September 30, 2013 and 2012; and (vi) Notes to the Consolidated Financial Statements.

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

MARKETAXESS HOLDINGS INC.

Date: October 25, 2013	By:	/s/ RICHARD M. MCVEY
Richard M. McVey
Chief Executive Officer (principal executive officer)

Date: October 25, 2013	By:	/s/ ANTONIO L. DELISE
Antonio L. DeLise
Chief Financial Officer (principal financial and accounting officer)