Form 10-K
period 2013-12-31
MARKETAXESS HOLDINGS INC
filed 2014-02-24
CIK 1278021

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the shares of common stock held by non-affiliates of the registrant as of June 28, 2013 (the last business day of the registrant’s most recently completed second fiscal quarter) was approximately $1.7 billion computed by reference to the last reported sale price on the NASDAQ Global Select Market on that date. For purposes of this calculation, affiliates are considered to be officers, directors and holders of 10% or more of the outstanding common stock of the registrant on that date. The registrant had 37,561,966 shares of common stock, 1,999,860 of which were held by affiliates, outstanding on that date.

At February 21, 2014, the aggregate number of shares of the registrant’s common stock outstanding was 37,790,658.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for the 2014 Annual Meeting of Stockholders are incorporated by reference into Items 10, 11, 12, 13 and 14 of Part III of this Form 10-K.

MARKETAXESS HOLDINGS INC.

2013 FORM 10-K ANNUAL REPORT

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

Item 1. Business.

MarketAxess Holdings Inc. (the “Company” or “MarketAxess”) operates a leading electronic trading platform that enables fixed-income market participants to efficiently trade corporate bonds and other types of fixed-income instruments using our patented trading technology. Our over 1,000 active institutional investor firms (firms that executed at least one trade in U.S. or European fixed-income securities through our electronic trading platform during 2013) include investment advisers, mutual funds, insurance companies, public and private pension funds, bank portfolios, broker-dealers and hedge funds. Our 90 broker-dealer market-maker clients provide liquidity on the platform and include most of the leading broker-dealers in global fixed-income trading. We also execute certain bond transactions between and among institutional investor and broker-dealer clients on a riskless principal basis by serving as counterparty to both the buyer and the seller in trades which then settle through a third-party clearing organization. We provide fixed-income market data analytics and compliance tools that help our clients make trading decisions. We also provide trade matching and regulatory transaction reporting services to the securities markets. In addition, we provide technology solutions and professional consulting services to fixed-income industry participants.

Our multi-dealer trading platform allows our institutional investor clients to simultaneously request competing, executable bids or offers from our broker-dealer clients and execute trades with the broker-dealer of their choice from among those that choose to respond. We offer our broker-dealer clients a solution that enables them to efficiently reach our institutional investor clients for the distribution and trading of bonds. Our trading platform provides access to global liquidity in U.S. high-grade corporate bonds, emerging markets and high-yield bonds, European bonds, U.S. agency bonds, credit default swaps (“CDS”) and other fixed-income securities.

The majority of our revenues are derived from commissions for trades executed on our platform and distribution fees that are billed to our broker-dealer clients on a monthly basis. We also derive revenues from information and post-trade services, technology products and services, investment income and other income. Our expenses consist of employee compensation and benefits, depreciation and amortization, technology and communication expenses, professional and consulting fees, occupancy, marketing and advertising and other general and administrative expenses.

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

Through our disclosed multi-dealer Request For Quote (“RFQ”) trading functionality, our institutional investor clients can determine prices available for a security, a process called price discovery, as well as trade securities directly with our broker-dealer clients. The price discovery process includes the ability to view indicative prices from the broker-dealer clients’ inventory available on our platform, access to real-time pricing information and analytical tools (including spread-to-Treasury data, search capabilities and independent third-party credit research) available on our Corporate BondTickerTM service and the ability to request executable bids and offers simultaneously from up to 67 of our broker-dealer clients during the trade process. On average, institutional investor clients receive several bids or offers from broker-dealer clients in response to trade inquiries. However, some trade inquiries may not receive any bids or offers.

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

We estimate that outstanding U.S. high-grade corporate bond debt has increased approximately 60% from year-end 2008 to year-end 2013. During this same period, financial market regulators have increased capital requirements for bank-owned broker-dealers holding corporate bond inventory. As a result, corporate bond debt owned by institutional investors has increased, while the available base of capital for dealer market making has declined. Partly as a result of these trends, overall secondary turnover as a percentage of corporate debt outstanding has been falling, causing all market participants to look for new electronic trading solutions to improve liquidity and turnover. We have responded with a series of new MarketAxess Open TradingTM protocols designed to allow our broker-dealers and institutional investor clients to operate in an all-to-all trading environment. These innovative technology solutions are designed to increase potential trading counterparties on our electronic trading platform, and create a menu of solutions to address different trade sizes and bond liquidity characteristics. During 2013, we completed approximately 14,000 trades utilizing new electronic Open Trading solutions, including Market Lists.

Typically, we are not a party to the trades that occur on our platform between institutional investor clients and broker-dealer clients; rather, we serve as an intermediary between broker-dealers and institutional investors, enabling them to meet, agree on a price and then transact with each other. However, we also execute certain bond transactions between and among institutional investor and broker-dealer clients on a riskless principal basis by serving as counterparty to both the buyer and the seller in matching back-to-back trades which are then settled through a third-party clearing organization.

Our broker-dealer clients accounted for approximately 97% of the underwriting of newly-issued U.S. corporate bonds and approximately 70% of the underwriting of newly issued European corporate bonds in 2013. We believe these broker-dealers also represent the principal source of secondary market liquidity in the other markets in which we operate. Secondary market liquidity refers to the ability of market participants to buy or sell a security quickly and in large volume subsequent to the original issuance of the security, without substantially affecting the price of the security. In addition to trading fixed-income securities by traditional means, including the telephone and e-mail, our broker-dealer clients use proprietary single-dealer systems and other trading platforms as well as our electronic trading platform. We believe that the traditional means of trading remain the manner in which the majority of bonds are traded between institutional investors and broker-dealers.

Our volume in U.S. high-grade corporate bonds represented approximately 13.8% of the total U.S. high-grade corporate bond volume, excluding convertible bonds, for 2013, as reported by the Financial Industry Regulatory Authority (“FINRA”) Trade Reporting and Compliance Engine (“TRACE”), which includes inter-dealer and retail trading as well as trading between institutional investors and broker-dealers. TRACE facilitates the mandatory reporting of over-the-counter secondary market transactions in eligible fixed-income securities in the U.S. All broker-dealers that are FINRA member firms have an obligation to report transactions in corporate bonds to TRACE under a set of rules approved by the Securities and Exchange Commission (“SEC”).

In February 2013, we acquired Xtrakter Limited (“Xtrakter”) from Euroclear S.A./N.V. Xtrakter is a U.K.-based provider of trade matching and regulatory transaction reporting services for European securities and market and reference data across a range of fixed-income products. The acquisition of Xtrakter provides the Company with an expanded set of technology solutions ahead of incoming pre-and post-trade transparency mandates from the Markets in Financial Instruments Directive II in Europe. The aggregate purchase price was $37.8 million in cash, net of acquired cash.

Industry Background

Fixed-income securities are issued by corporations, governments and other entities, and pay a pre-set absolute or relative rate of return. As of September 30, 2013, the most recent date available, there were approximately $39.5 trillion principal amount of fixed-income securities outstanding in the U.S. market, including $9.6 trillion principal amount of U.S. corporate bonds, according to the Securities Industry and Financial Markets Association (“SIFMA”). The estimated average daily trading volume of U.S. corporate bonds (investment-grade and high-yield), as measured by TRACE, was $17.0 billion in 2013.

Primary dealer holdings of U.S. corporate bonds (investment-grade and high-yield) as reported by the Federal Reserve Bank of New York were $21.0 billion as of December 31, 2013. This represents less than two days of trading volume as measured by TRACE. The trading volume of U.S. high-grade corporate bonds as reported by TRACE increased to approximately $3.2 trillion for the year ended December 31, 2013, compared to $2.9 trillion for each of the prior four calendar years. The European credit markets saw moderate improvement in 2013 as credit spreads tightened throughout the year.

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

The U.S. high-grade corporate bond market, which represents the largest subset of the U.S. corporate bond market, has undergone significant change, which has been driven by a number of factors, including:

•	Improved price transparency — In 2002, FINRA adopted TRACE reporting, which requires FINRA members to report secondary market transactions in certain fixed-income securities to FINRA. The list of TRACE-eligible bonds includes 31,000 unique securities, representing the majority of the daily trading volume of high-grade bonds.

•	Electronic trading platforms — Electronic trading platforms act as central facilities to bring together buyers and sellers. The actions of participants on these platforms are facilitated by an electronic medium that improves some of the manual processes that might otherwise be required, such as searching for securities with specific characteristics, the coordination of multiple bilateral telephone calls or electronic communications, the sorting and analysis of competing bids or offers, and the entry of orders into the trading system after verbal or e-mail trade agreement. As a result, these platforms typically provide a lower-cost and more efficient means of enhanced distribution and trade execution than previously possible.

•	Decreased use of credit derivatives — Credit derivatives can provide increased flexibility and liquidity for investors and lenders to diversify their credit exposures. Activity in the CDS market has fallen substantially since 2007 due to concern over the risks associated with these products, in particular the counterparty credit risks, and uncertainty regarding the effect of changes to the market resulting from implementation of the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), which was enacted during 2010.

•	Total amount of debt issued and outstanding — High-grade corporate bond issuance of $754.0 billion during 2009 was 24% below the 2007 pre-crisis level, as risk aversion among corporate bond investors limited the ability of issuers across a wide range of industries, in particular those in the financial services industry, to issue new corporate bonds. New issues of high-grade corporate bonds were relatively stable over the next two years ended December 31, 2011. Over the last two years, high-grade corporate bond issuance was over $1.0 trillion, exceeding pre-crisis levels. We estimate that U.S. high-grade corporate bond debt outstanding has increased approximately 60% from year-end 2008 to year-end 2013.

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

The institutional investor base for emerging markets bonds includes many crossover investors from the high-yield and high-grade investment areas. Institutional investors have been drawn to emerging markets bonds by their high returns and high growth potential. The average daily trading volume of emerging markets external and local markets debt as reported by the Emerging Markets Trade Association for the quarter ended September 30, 2013, the most recent date available, was $6.9 billion and $12.8 billion, respectively.

Crossover and High-Yield Bond Market

We define the high-yield bond market generally to include all debt rated lower than BBB- by Standard & Poor’s or Baa3 by Moody’s Investor Service. We define the crossover market to include any debt issue rated below investment-grade by one agency but investment-grade by the other. The total amount of high-yield corporate bonds yearly issuance as reported by SIFMA declined by 68% to $43.0 billion during 2008 from $136.0 billion in 2007, primarily due to the risk aversion among corporate bond investors that severely limited the ability of high-yield issuers to raise new debt. The high-yield corporate bond markets demonstrated significant improvement beginning in 2009, with new issuance for the year ended December 31, 2013 increasing to $336.5 billion as reported by SIFMA.

FINRA publicly disseminates real-time price information on approximately 5,000 high-yield corporate bond issues and disseminates price information about certain other transactions on a delayed basis. Trades in bonds rated BB and lower are subject to immediate dissemination if the trade size is less than $1 million, or greater than $1 million and the bond trades an average of once or more a day. The average daily trading volume of high-yield bonds as measured by TRACE for the year ended December 31, 2013 was approximately $4.2 billion.

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

U.S. Agency Bond Market

We define the U.S. agency bond market to include debt issued by a U.S. government-sponsored enterprise. Some prominent issuers of agency bonds are the Federal National Mortgage Association (“Fannie Mae”) and Federal Home Loan Mortgage Corporation (“Freddie Mac”). The total amount of U.S. agency bonds outstanding was approximately $2.1 trillion as of September 30, 2013 as reported by SIFMA. The average daily trading volume of U.S. agency bonds (excluding mortgage-backed securities) as measured by TRACE for the year ended December 31, 2013 was approximately $7.2 billion.

Credit Default Swap Market

CDS are contracts on an underlying asset that transfer risk and return from one party to another without transferring ownership of the underlying asset, allowing market participants to obtain credit protection or assume credit exposure associated with a broad range of issuers of fixed-income securities and other debt obligations. According to The Depository Trust & Clearing Corporation Trade Information Warehouse, the notional amount of CDS outstanding was approximately $20.2 trillion as of December 31, 2013 and the average daily trading volume for the year ended December 31, 2013 was approximately $128.2 billion. In July 2010, the Dodd-Frank Act was signed into law. Among the most significant aspects of the derivatives section of the Dodd-Frank Act are mandatory clearing of certain derivatives transactions through regulated central clearing organizations and mandatory trading of those swaps through either regulated exchanges or swap execution facilities (“SEFs”), in each case, subject to certain key exceptions. The U.S. Commodity Futures Trading Commission’s (“CFTC”) rules relating to the trading of swaps on SEFs were implemented on October 2, 2013. Effective February 26, 2014, counterparties must execute swaps that are subject to the made available for trade determinations on a SEF or designated contract market. The SEC has not yet finalized its rules for security-based SEFs, nor has it published a timetable for the finalization and implementation of such rules. No assurance can be given regarding when, whether or in what form the remaining rules regarding the new regulatory regime for the swaps marketplace will be finalized or implemented.

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

Trade Matching and Regulatory Transaction Reporting Services

Trade matching is an operational risk management tool that enables counterparties to agree the terms of a trade shortly after execution, reducing the risk of errors and a trade failing during settlement.

Adopted in late 2007, the pan-European Markets in Financial Instruments Directive II (“MiFID II”), which sets best-execution requirements for trades, mandates that financial firms submit to their local regulators detailed end-of-day reports including the time, and price of a trade, the counterparty involved and whether it was a purchase or sale. Firms must either become so-called accredited regulatory mechanisms (“ARMs”) or use one of the accredited providers. In most cases, both the fund manager and its executing broker-dealer or bank must include the same details of the same trade on their respective transaction reports. In the U.K. required transactions are reported to the Financial Conduct Authority (“FCA”) (formerly the Financial Services Authority).

Our Competitive Strengths

Our electronic trading platform provides solutions to some of the shortcomings of traditional bond trading methods. The benefits of our solution are demonstrable throughout the trading cycle:

•	Pre-trade — gathering real-time and historical pricing information, accessing liquidity and identifying interested buyers and sellers in a particular security, and obtaining research and analysis;

•	Trade — single and multiple security trade execution; and

•	Post-trade — trade detail matching, account allocation and automated audit trail to, among other things, demonstrate best execution.

We believe that we are well positioned to strengthen our market position in electronic trading in our existing products and to extend our presence into new products and services by capitalizing on our competitive strengths, including:

Significant Trading Volumes with Participation by Leading Broker-Dealers and Institutional Investors

Our electronic trading platform provides access to the liquidity provided through the participation on our platform of 90 broker-dealer market-making clients, including substantially all of the leading broker-dealers in global fixed-income trading, and over 1,000 active institutional investor firms. We believe these broker-dealers represent the principal source of secondary market liquidity for U.S. high-grade corporate bonds, emerging markets and high-yield bonds, European high-grade corporate bonds and the other markets in which we operate. Our broker-dealer clients are motivated to continue to utilize our platform due to the presence on the platform of our large network of institutional investor clients.

Our total bond trading volume increased from $298.3 billion in 2009 to $693.7 billion in 2013, as indicated below:

Our estimated share of U.S. high-grade and high-yield corporate bond volume for 2013 was approximately 13.8% and 5.2%, respectively. The increases were due in part to improved U.S. credit market conditions, increased client order flow and higher order execution rates. Our estimated market share from 2009 to 2013 is shown in the chart below:

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

Through Xtrakter, we provide a range of information solutions for capital market firms, utilizing broker-dealer reported quotes and leveraging our trade matching and regulatory transaction reporting services for European securities. We provide market participants with access to end-of-day pricing, liquidity and volume data on over 50,000 unique fixed-income securities. We also provide access to comprehensive terms and conditions data on approximately 300,000 fixed-income securities. In addition, we make available daily bond indices in fourteen currencies.

Post-Trade Services. Our Xtrakter TRAX service provides post-trade, pre-settlement trade matching and regulatory reporting for the European OTC markets. It allows subscribers to match and report trades in a range of capital market instruments including bonds, derivatives, equities and swaps. TRAX has over 200 subscribers including broker-dealers, hedge funds and investment banks. The TRAX platform processed over 1.1 billion transactions in 2013.

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

Technology Products and Services. We provide technology solutions and professional consulting services to fixed-income industry participants.

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

Proven Innovator with an Experienced Management Team

Since our inception, we have been an innovator in the fixed-income securities markets. The members of our management team average more than 20 years of experience in the securities industry. We have consistently sought to benefit participants in the markets we serve by attempting to replicate the essential features of fixed-income trading, including the existing relationships between broker-dealers and their institutional investor clients, while applying technology to eliminate weaknesses in traditional trading methods. In 2013, MarketAxess was named “Best Fixed Income Trading Provider” by Global Banking & Finance review, and MarketAxess Open TradingTM was awarded “Best Industry Infrastructure Initiative” by Banking Technology.

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

Independence

We believe that our independent ownership and governance structure is a competitive advantage. As an independent company, we are free to make business and trading protocol decisions with the best interests of both our institutional investor and broker-dealer clients in mind. We are able to attract industry leaders with valuable skills and insights to our independent Board of Directors. Finally, we believe the current regulatory environment creates advantages for independent companies that are less prone to conflicts of interest.

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

Leverage our Existing Client Network and Technology to Increase Counterparties and Improve Liquidity

Due to regulatory changes, our broker-dealers and institutional investors need new and innovative electronic trading solutions to promote secondary market liquidity. We intend to continue to develop and deploy a wide range of electronic trading protocols to complement our traditional request-for-quote model. These protocols increase potential trading counterparties by allowing broker-dealers and institutional investors to operate in an all-to-all trading environment.

Leverage our Existing Technology and Client Relationships to Expand into New Sectors of the Fixed-Income Securities Market

We intend to leverage our technology, as well as our strong broker-dealer and institutional investor relationships, to deploy our electronic trading platform into additional product segments within the fixed-income securities markets and deliver fixed-income securities-related technical services and products. Due in part to our highly scalable systems, we believe we will be able to enter new markets efficiently. As an example, we developed technology and trading protocols to trade CDS in anticipation of implementation of the Dodd-Frank Act. In September 2013, the CFTC granted temporary registration to MarketAxess SEF Corporation, our wholly-owned U.S. subsidiary, to operate a SEF for the trading of swaps.

Continue to Strengthen and Expand our Trade-Related Service Offerings

We plan to continue building our existing service offerings so that our electronic trading platform is more fully integrated into the workflow of our broker-dealer and institutional investor clients. We expect to continue to add functionality to enhance the ability of our clients to achieve a fully automated, end-to-end straight-through processing solution (automation from trade initiation to settlement). We also plan to expand our trade matching and regulatory transaction reporting services provided by Xtrakter in Europe.

Expand our Data and Information Services Offerings

We regularly add new content and analytical capabilities to Corporate BondTickerTM in order to improve the value of the information we provide to our clients. We plan to expand the data service offering provided by Xtrakter in Europe, with additional content related to trading volume and pricing. We intend to continue to widen the user base of our data products and to continue adding new content and analytical capabilities. As the use of our electronic trading platform continues to grow, we believe that the amount and value of our proprietary trading data will also increase, further enhancing the value of our information services offerings to our clients.

Pursue Select Acquisitions and Strategic Alliances

We plan to continue to increase and supplement our internal growth by entering into strategic alliances, or acquiring businesses or technologies, that will enable us to enter new markets, provide new products or services, or otherwise enhance the value of our platform to our clients.

The acquisition of Xtrakter in February 2013 provides us with an expanded set of technology solutions ahead of incoming pre-and post-trade transparency mandates from the MiFID II in Europe. In April 2013, we entered into a strategic alliance with BlackRock, Inc. to create a unified, open trading solution designed to help reduce liquidity fragmentation and improve pricing across credit markets.

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

Market Lists

We offer institutional investors and broker-dealers the ability to display live requests for bids and offers anonymously to the entire MarketAxess trading community through our Market List functionality, thereby creating broader visibility of their inquiry among market participants and increasing the likelihood that the request results in a trade.

Inventory and Axes

The price discovery process includes the ability to view indications of interest from both broker-dealer clients and institutional investor clients’ inventory on our platform. Through the aggregated indication of interest inventory, clients can search for bonds of interest and engage in electronic transactions.

Click-to-Trade

We have enhanced our trading system to provide pre-trade price discovery and fast-track execution for European bonds. Click-to-trade functionality streams attributable pricing in European credit and rates instruments, submitted by our pool of European dealers. Investor clients are able to initiate an inquiry with a single click on the stacks of distinctly displayed dealer bids and offers. Click-to-trade is offered alongside our existing RFQ product. Although currently limited to European credit and rate instruments, click-to-trade functionality may be applied to trading of other market sectors.

Mid-X

We have the ability to offer a session-based matching protocol for bonds that allows counterparties to trade at mid-market prices.

SEF Trading for CDS Indices

We offer a range of functionality for electronic trading of CDS in compliance with the CFTC’s requirements, as mandated by the Dodd-Frank Act. This includes an order book, which enables market participants to trade anonymously with all other market participants, and a RFQ system that will operate in conjunction with the order book.

Central Limit Order Book

We have offered central limit order book (“CLOB”) style trading for bonds and CDS in the past. In 2013, we launched a CLOB for CDS single-names. While the characteristics of the corporate bond market have not been conducive to continuous trading (as in equity markets), we believe there is a sub-set of actively traded bonds that could benefit from CLOB trading.

Dealer-to-Dealer Trading

Through our DealerAxess® platform, our broker-dealer clients can access liquidity provided by approximately 100 global, regional and specialist dealers. In addition to fully-disclosed RFQ trading, we offer an anonymous RFQ trading protocol for inter-dealer trading, helping dealers more efficiently manage their bond inventory. We offer trading across a wide range of fixed income products including high-grade, high-yield, emerging markets and U.S. agency bonds. Dealers active on our client-to-dealer platform benefit from existing trade routing rules and books, straight-through processing connectivity and trading APIs. Bond trades on DealerAxess® executed pursuant to the anonymous protocol are conducted with MarketAxess as riskless principal and cleared and settled by an independent clearing broker.

Key Trading Products

U.S. High-Grade Corporate Bonds

Our U.S. high-grade corporate bond business consists of U.S. dollar-denominated investment-grade debt issued by corporations for distribution in the U.S. Both domestic and foreign institutional investors have access to U.S. high-grade corporate bond trading on our electronic trading platform. Our 2013 trading volume in the U.S. high-grade corporate bond market was $440.1 billion.

In the U.S. high-grade corporate bond market, 67 broker-dealers utilize our platform, including all of the top 20 broker-dealers as ranked by 2013 U.S. corporate bond new-issue underwriting volume. Our broker-dealer clients accounted for approximately 97% of the underwriting of newly-issued U.S. corporate bonds in 2013. More than 600 active institutional investor firms use our platform to trade U.S. high-grade corporate bonds.

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

Emerging Markets Bonds

Seventy-one of our U.S. broker-dealer clients and more than 500 active institutional investor firms use our platform to trade emerging markets bonds. These institutional investor clients are predominantly located in the U.S. and Europe. The emerging markets countries whose bonds were most frequently traded on our platform in 2013 were Brazil, Mexico, Russia, Venezuela and Turkey. We also allow our institutional investor clients to transact Euroclear-eligible local currency denominated bonds issued by sovereign entities or corporations in countries that include Argentina, Brazil and Mexico.

Crossover and High-Yield Bonds

Sixty-five of our U.S. broker-dealer clients and more than 500 active institutional investor firms use our platform to trade crossover and high-yield bonds. Trading in crossover and high-yield bonds uses many of the same features available in our U.S. high-grade corporate bond offering.

Eurobonds

MarketAxess Europe Limited, our wholly-owned U.K. subsidiary, offers European secondary trading functionality in U.S. dollar- and Euro-denominated European corporate bonds to our broker-dealer and institutional investor clients. We also offer our clients the ability to trade in other European high-grade corporate bonds, including bonds issued in Pounds Sterling, floating rate notes, European government bonds and bonds denominated in non-core currencies. We offered the first platform in Europe with a multi-dealer disclosed counterparty trading capability for corporate bonds. In 2009, MarketAxess Europe Limited received FCA regulatory approval to trade on a riskless principal basis. In 2010, we launched a click-to-trade protocol for the European market.

In the Eurobond credit market, defined as including European high-grade, high-yield and government bonds, 27 broker-dealers utilize our platform, including 17 of the top 20 broker-dealers as ranked by 2013 European corporate new-issue underwriting volume. More than 250 active institutional investor firms use our platform to trade European bonds. In a single inquiry, institutional investors can request bids or offers from up to six of the broker-dealers who participate on the European platform. While many of the trades conducted on our platform are made from the posted inventory, institutional investor clients are not restricted to trading only the bonds posted as inventory. To transact in a specific bond that does not appear in inventory, institutional investors can easily search our database and submit an online inquiry to their chosen broker-dealers, who can respond with live, executable prices. While, on average, institutional investor clients receive several bids or offers from broker-dealers in response to trade inquiries, some inquiries may not receive any bids or offers.

U.S. Agency Bonds

Forty-three of our U.S. broker-dealer clients and approximately 300 active institutional investor firms use our platform to trade U.S. agency bonds. Trading in U.S. agency bonds uses many of the same features available in our U.S. high-grade corporate bond offering.

Credit Default Swaps

We offer trading on our platform for CDS indices and single-names in both the U.S. and Europe through our traditional RFQ protocol. We are streaming executable dealer markets in CDS and European indices. Eight of our broker-dealer clients are providing streaming, executable CDS index prices. We also have a CLOB for CDS single-names. We have incorporated the request-for-market protocol and the streaming markets/click-to-trade protocol into an updated single-screen user interface, giving clients full flexibility in their means of execution. With these features, we believe that we have developed much of the core technology needed to meet the current and anticipated regulatory requirements under the Dodd-Frank Act.

Information and Post-Trade Services

Information Services

Corporate BondTickerTM provides real-time TRACE data and enhances it with MarketAxess trade data and analytical tools in order to provide professional market participants with a comprehensive set of corporate bond price information. The data include trade time and sales information, including execution prices, as well as MarketAxess-estimated spread-to-Treasuries, for trades disseminated by the TRACE system. The data also include actual execution prices and spread-to-Treasury levels for U.S. high-grade corporate bond trades executed on the MarketAxess platform. Corporate BondTickerTM is currently the source of corporate bond trading information for The Wall Street Journal in the U.S. Corporate BondTickerTM allows institutional investors to search for and sort bonds based upon specific criteria, such as volume, time/date of transaction, spread change, issuer or security. This search function allows institutional investors to compile information relating to potential securities trades in a fraction of the time that it takes to manually compile this information from disparate sources or other electronic databases, including direct TRACE feeds. Corporate BondTickerTM also contains pricing information on a broad selection of European fixed-income securities. European pricing information is provided by Xtrakter’s end-of-day pricing feed, XM2M. Corporate BondTickerTM is integrated directly into the MarketAxess electronic trading platform and can be seamlessly accessed, either when viewing securities inventory or when launching an inquiry. Corporate BondTickerTM is also available through the Internet for non-trading professional market participants, including, among others, research analysts and rating agencies, who can log in and access the information via a browser-based interface.

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

Through Xtrakter, we provide a range of information solutions for capital market firms, utilizing broker-dealer reported quotes and leveraging our trade matching and regulatory transaction reporting services in European securities. We provide market participants with access to end-of-day pricing, liquidity and volume data on over 50,000 unique fixed-income securities. We also provide access to comprehensive terms and conditions data on approximately 300,000 fixed-income securities. In addition, we make available daily bond indices in fourteen currencies.

Post-Trade Services

Our Xtrakter TRAX service provides post-trade, pre-settlement trade matching and regulatory transaction reporting services for the European OTC markets. It allows subscribers to match and report trades in a range of capital market instruments including bonds, derivatives, equities and swaps. TRAX has over 200 subscribers including broker-dealers, hedge funds and investment banks. The TRAX platform processed over 1.1 billion transactions in 2013.

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

Usage of our straight-through processing tools increased significantly during the last several years. The number of investor client STP connections increased to 380 as of December 31, 2013 from 210 as of December 31, 2009.

Dealer API

We offer Application Programming Interface (“API”) services to our broker-dealer clients for pre-trade, trade negotiation and post-trade services. This allows for straight-through processing, which improves efficiency and reduces errors in processing.

Sales and Marketing

We promote our products and services using a variety of direct and indirect sales and marketing strategies. Our sales force is responsible for client acquisition activity and for increasing use of our trading platform and post-trade services by our existing clients. Their goal is to train and support existing and new clients on how to use the system and to educate them as to the benefits of utilizing an electronic fixed-income trading platform. We employ various strategies, including advertising, direct marketing, promotional mailings, and participation in industry conferences and media engagement, to increase awareness of our brand and our electronic trading platform. For example, we have worked with The Wall Street Journal to establish Corporate BondTickerTM as the source of information for its daily corporate bond and high-yield tables. A similar process also exists at Xtrakter, employing both direct and indirect sales methods.

Competition

The industry that we participate in is highly competitive and we expect competition to intensify in the future. We face five main areas of competition:

•	Telephone — We compete with bond trading business conducted over the telephone between broker-dealers and their institutional investor clients. Institutional investors have historically purchased fixed-income securities by telephoning bond sales professionals at one or more broker-dealers and inquiring about the price and availability of individual bonds. This remains the manner in which the majority of corporate bonds are still traded between institutional investors and broker-dealers.

•	E-mail — We compete with bond trading business conducted via e-mail between broker-dealers and their institutional investor clients. E-mail provides an efficient means of initiating product and price discovery with a large universe of potential trading partners.

•	Other electronic trading platforms — There are numerous other electronic trading platforms currently in existence. Among others, Thomson TradeWeb and Bloomberg operate- multi-dealer to institutional investor trading platforms for both fixed income securities and derivatives. The New York Stock Exchange also offers exchange-style trading for corporate bonds. In addition, some broker-dealers and institutional investors operate proprietary electronic trading systems that enable institutional investors to trade directly with a broker-dealer, and/or with other institutional investors over an electronic medium. Additionally, as we expand our business into new products, we will likely come into more direct competition with other electronic trading platforms or firms offering traditional services.

•	Market data and information vendors — Several large market data and information providers currently have a data and analytics relationship with virtually every institutional firm. Some of these entities, including Bloomberg, currently offer varying forms of electronic trading of fixed-income securities, mostly on a single-dealer basis. Some of these entities have announced their intention to expand their electronic trading platforms or to develop new platforms. These entities are currently direct competitors to our information services business and already are or may in the future become direct competitors to our electronic trading platform.

•	Other accredited regulatory mechanisms (ARMs) — We compete with other accredited regulatory mechanisms in Europe that have the FCA’s ARM designation and provide post-trade matching and regulatory transaction reporting services, including the London Stock Exchange’s UnaVista.

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

Furthermore, 380 of our institutional investor firms have built interfaces to enable them to communicate electronically between our platform and their order, portfolio management and accounting systems. We believe that this increases the reliance of these institutional investor firms on our services and creates significant competitive barriers to entry.

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

Intellectual Property

We rely upon a combination of copyright, patent, trade secret and trademark laws, written agreements and common law to protect our proprietary technology, processes and other intellectual property. Our software code, elements of our electronic trading platform, website and other proprietary materials are protected by copyright laws. We have been issued 12 patents covering our most significant trading protocols and other aspects of our trading system technology and additional patents are pending.

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

We have obtained U.S. federal registration of the MarketAxess® name and logo, and the same mark and logo have been registered in several foreign jurisdictions. In addition, we have obtained U.S. federal registration for the marks AutoSpotting®, FrontPage®, Actives®, DealerAxess® and associated designs and have a number of other registered trademarks and service marks. Corporate BondTickerTM and MarketAxess Open TradingTM are trademarks we use, but they have not been registered.

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

In July 2010, the Dodd-Frank Act was signed into law. Among the most significant aspects of the derivatives section of the Dodd-Frank Act are mandatory clearing of certain derivatives transactions (“swaps”) through regulated central clearing organizations and mandatory trading of those swaps through either regulated exchanges or SEFs, in each case subject to certain key exceptions. In September 2013, the CFTC granted temporary registration to MarketAxess SEF Corporation, our wholly-owned U.S. subsidiary, to operate a SEF for the trading of swaps subject to the CFTC’s jurisdiction. The CFTC’s rules relating to the trading of swaps on SEFs were implemented on October 2, 2013. Effective February 26, 2014, counterparties must execute swaps that are subject to the made available for trade determinations on a SEF or designated contract market. The SEC has not yet finalized its rules for security-based SEFs, nor has it published a timetable for the finalization and implementation of such rules. No assurance can be given regarding when, whether or in what form the remaining rules regarding the new regulatory regime for the swaps marketplace will be finalized or implemented.

The Volcker Rule promulgated under the Dodd-Frank Act bans proprietary trading by banks and their affiliates. The Volcker Rule could adversely affect our bank-affiliated broker-dealer clients’ ability to make markets in a variety of fixed-income securities, thereby negatively impacting the level of liquidity and pricing available on our trading platform. We cannot predict the extent to which any future regulatory changes may adversely affect our business and operations.

Regulation of the Non-U.S. Securities Industries and Investment Service Providers

The securities industry and financial markets in the U.K., the European Union and elsewhere are subject to extensive regulation. MarketAxess Europe Limited and Xtrakter Limited may fall within the scope of those regulations depending on the extent to which they are characterized as providing a regulated investment service.

Our principal regulator in the U.K. is the FCA. Our subsidiary, MarketAxess Europe Limited, is registered as a Multilateral Trading Facility (“MTF”) dealer with the FCA. Xtrakter Limited is registered as an Approved Reporting Mechanism with the FCA. Xtrakter also has “recognized status” in France, the Netherlands and Belgium in connection with the submission of transaction reports to regulators.

The securities industry in the member states of the European Union is regulated by agencies in each member state. European Union measures provide for the mutual recognition of regulatory agencies and of prudential supervision making possible the grant of a single authorization for providers of investment services, which, in general, is valid throughout the European Union. As an FCA approved MTF, MarketAxess Europe Limited receives the benefit of this authorization.

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

Our Canadian subsidiary, MarketAxess Canada Company, is registered as an Alternative Trading System dealer under the Securities Act of Ontario and is a member of the Investment Industry Regulatory Organization of Canada.

Employees

As of December 31, 2013, we had 293 employees, 185 of whom were based in the U.S. and 108 of whom were based outside of the U.S., principally in the U.K. None of our employees is represented by a labor union. We consider our relationships with our employees to be good and have not experienced any interruptions of operations due to labor disagreements.

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

MarketAxess Holdings Inc.

299 Park Avenue

New York, NY 10171

Attn: Investor Relations

Our Board of Directors has standing Audit, Compensation, Nominating and Corporate Governance, Mergers and Acquisitions and Investment Committees. Each of these committees has a written charter approved by our Board of Directors. Our Board of Directors has also adopted a set of Corporate Governance Guidelines. Copies of each committee charter, along with the Corporate Governance Guidelines, are also posted on our website.

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

Many of our current and potential competitors are more established and substantially larger than we are and have substantially greater market presence, as well as greater financial, technical, marketing and other resources. These competitors may aggressively reduce their pricing to enter into market segments in which we have a leadership position today, potentially subsidizing any losses with profits from trading in other fixed-income or equity securities or other business operations. In addition, many of our competitors offer a wider range of services, have broader name recognition and have larger customer bases than we do. Some of them may be able to respond more quickly to new or evolving opportunities, technologies and customer requirements than we can and may be able to undertake more extensive promotional activities.

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

Our growth is also dependent on our ability to diversify our revenue base. We currently derive approximately 57% of our revenues from secondary trading in U.S. high-grade corporate bonds. Our long-term business strategy is dependent on expanding our service offerings and increasing our revenues from other fixed-income products and other sources. We cannot assure you that our efforts will be successful or result in increased revenues or continued profitability. We have experienced significant growth in trading volumes, revenues and profitability over the past five years. We cannot assure you that our business will continue to grow at a similar rate, if at all.

Because we operate in a rapidly evolving industry, it is difficult to evaluate our business and prospects.

We face risks and difficulties frequently experienced by companies operating in rapidly evolving industries, such as the electronic financial services industry. These risks and difficulties include, but are not limited to, our ability to:

•	attract and retain broker-dealers and institutional investors on a cost-effective basis;

•	expand and enhance reliable and cost-effective product and service offerings to our clients;

•	respond effectively to the loss of any of our broker-dealer clients, including due to merger, consolidation, bankruptcy, liquidation or other cause (including, among other things, the collection of any amounts due from such clients);

•	respond effectively to competitive pressures;

•	diversify our sources of revenues;

•	maintain adequate control of our expenses;

•	operate, support, expand and develop our operations, technology, website, software, communications and other systems;

•	manage growth in personnel and operations;

•	increase awareness of our brand or market positioning;

•	expand our sales and marketing programs;

•	take advantage of acquisitions, strategic alliances and other opportunities; and

•	respond to regulatory changes or demands.

If we are unsuccessful in addressing these risks or in executing our business strategy, our business, financial condition and results of operations may suffer.

We may enter into new fee plans, the impact of which may be difficult to evaluate.

From time to time we have and may introduce new fee plans for the U.S. high-grade corporate bond, Eurobond, CDS and other market segments in which we operate. Any new fee plan may include different fee structures or provide volume incentives. We cannot assure you that any new fee plans will result in an increase in the volume of transactions effected on our platform or that our revenues will increase as a result of the implementation of any such fee plans. It is possible that our broker-dealer or institutional investor clients could respond to a new fee plan by either reducing the amount of their business conducted on our platform or terminating their contractual relationship with us, which could have an adverse impact on our fees and otherwise have a material adverse effect on our business, financial condition and results of operations.

We are exposed to risks resulting from non-performance by counterparties to certain transactions in which we act as a riskless principal intermediary.

We execute certain bond transactions between and among institutional investor and broker-dealer clients on a riskless principal basis by serving as counterparty to both the buyer and the seller in trades which are then settled through a third-party clearing organization. Settlement typically occurs within one to three trading days after the trade date. Cash settlement of the transaction occurs upon receipt or delivery of the underlying instrument that was traded.

We are exposed to credit risk in our role as trading counterparty to our clients executing bond trades on our platform. We are exposed to the risk that third parties that owe us money, securities or other assets will not perform their obligations. These parties may default on their obligations to us due to bankruptcy, lack of liquidity, operational failure or other reasons. Adverse movements in the prices of securities that are the subject of these transactions can increase our risk. Where the unmatched position or failure to deliver is prolonged there may also be regulatory capital charges required to be taken by us. We expect that the number of transactions in which we act as a riskless principal will increase.

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

We rely on our institutional investor clients to launch inquiries over our trading platform. A limited number of such clients can account for a significant portion of our trading volume. One institutional investor client accounted for approximately 12.5%, 13.5% and 14.6% of trading volumes during the years ended December 31, 2013, 2012 and 2011, respectively. As of December 31, 2013, investment funds managed by this institutional investor client beneficially owned approximately 9% of the outstanding shares of our common stock, primarily through passive index and ETF funds.

The obligations of our institutional investor clients to us under our standard contractual agreements are minimal, non-exclusive and terminable by such clients. Our institutional investor clients buy and sell fixed-income securities through traditional methods, including by telephone and e-mail messaging, and through other electronic trading platforms.

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

Our business environment is characterized by rapid technological change, changing and increasingly sophisticated client demands and evolving industry standards. Our future will depend on our ability to develop and introduce new features to, and new versions of, our electronic trading platform. The success of new features and versions depends on several factors, including the timely completion, introduction and market acceptance of the feature or version. In addition, the market for our electronic trading platform may be limited if prospective clients require customized features or functions that we are unable or unwilling to provide. For example, we have responded to the reduction in fixed-income secondary market liquidity that has been experienced since the credit crisis by, among other things, introducing a number of all-to-all trading options for our institutional investor and broker-dealer clients. However, we cannot assure you that these efforts will be successful. If we are unable to anticipate and respond to the demand for new services, products and technologies and develop new features and enhanced versions of our electronic trading platform that achieve widespread levels of market acceptance on a timely and cost-effective basis, it could have a material adverse effect on our business, financial condition and results of operations.

As we enter new markets, we may not be able to successfully attract clients and adapt our technology and marketing strategy for use in those markets.

Our strategy includes leveraging our electronic trading platform to enter new markets. We cannot assure you that we will be able to successfully adapt our proprietary software and technology for use in other markets. Even if we do adapt our software and technology, we cannot assure you that we will be able to attract clients and compete successfully in any such new markets. We cannot assure you that our marketing efforts or our pursuit of any of these opportunities, including among other things, our proposed operation of a SEF and a security-based SEF under the Dodd-Frank Act, will be successful. If these efforts are not successful, we may realize less than expected earnings, which in turn could result in a decrease in the market value of our common stock. Furthermore, these efforts may divert management attention or inefficiently utilize our resources.

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

In particular, we depend on a third-party vendor for our corporate bond reference database. Disruptions in the services provided by that third-party to us, including as a result of their inability or unwillingness to continue to license products that are critical to the success of our business, could have a material adverse effect on our business, financial condition and results of operations.

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

We cannot assure you that we, or our third-party service providers, will not experience systems failures. Our electronic trading platform, computer and communication systems and other operations are vulnerable to damage, interruption or failure as a result of, among other things:

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

In these circumstances, our redundant systems and disaster recovery plans may not be adequate. Similarly, although many of our contracts with our service providers require them to have disaster recovery plans, we cannot be certain that these will be adequate or implemented properly. In addition, our business interruption insurance may not adequately compensate us for losses that may occur.

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

Our systems and those of our third-party service providers may be vulnerable to cybersecurity risks. If our security measures are breached and unauthorized access is obtained to our electronic trading platform, our business could suffer a material adverse effect.

Our electronic trading platform involves the storage and transmission of our clients’ proprietary information. The secure storage and transmission of confidential information over public networks is a critical element of our operations. Cyber attacks on our systems or the systems of our third-party service providers could expose us to a risk of misappropriation of this information, leading to litigation and possible liability. If our security measures are breached as a result of third-party action, employee error, malfeasance or otherwise, and, as a result, someone obtains unauthorized access to trading or other confidential information, our reputation could be damaged, our business may suffer and we could incur significant liability. Any such breach could compromise our networks and the information stored there could be accessed, publicly disclosed, lost or stolen. Because techniques used to obtain unauthorized access or to sabotage computer systems change frequently and generally are not recognized until launched against a target, we may be unable to anticipate these techniques or to implement adequate preventive measures. Any cybersecurity breach may have a material adverse effect on our business, financial condition and results of operations. A cyber attack or security breach on our system or that of a third-party service provider could manifest in different ways and could lead to any number of harmful consequences, including but not limited to:

•	misappropriation of financial assets, intellectual property or sensitive information belonging to us, our clients or our third-party service providers;

•	corruption of data or causing operational disruption through computer viruses or phishing; and

•	denial of service attacks to prevent users from accessing our platform.

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

Intellectual property is critical to our success and ability to compete, and if we fail to protect our intellectual property rights adequately, our competitors might gain access to our technology. We rely primarily on a combination of patent, copyright, trademark and trade secret laws in the United States and other jurisdictions, as well as license agreements, third-party non-disclosure and other agreements and other contractual provisions and technical measures to protect our intellectual property rights. We attempt to negotiate beneficial intellectual property ownership provisions in our contracts and also require employees, consultants, advisors and collaborators to enter into confidentiality agreements in order to protect the confidentiality of our proprietary information. We have been issued 12 patents and have filed other patent applications covering aspects of our technology and/or business, but can give no assurances that any such patents will protect our business and processes from competition or that the patents applied for will be issued. Additionally, laws and our contractual terms may not be sufficient to protect our technology from use or theft by third parties. For instance, a third party might reverse engineer or otherwise obtain and use our technology without our permission and without our knowledge, thereby infringing our rights and allowing competitors to duplicate or replicate our products. Furthermore, we cannot assure you that these protections will be adequate to prevent our competitors from independently developing technologies that are substantially equivalent or superior to our technology.

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

We have in the past and may in the future acquire or invest in companies, products or technologies that we believe are strategic. On February 28, 2013, we acquired Xtrakter. We may not be able to identify, negotiate or finance any future acquisition or investment successfully. Even if we do succeed in acquiring or investing in a business, product or technology, such acquisitions and investments, including the Xtrakter acquisition, may involve a number of risks, including:

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

The determination of the value of goodwill and other intangible assets requires management to make estimates and assumptions that affect our consolidated financial statements. We test for impairment of goodwill on an annual basis, at year-end, or more frequently if there are changed circumstances. We assess intangible assets for impairment when events or circumstances indicate the existence of a possible impairment.

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

The financial industry is extensively regulated by many governmental agencies and self-regulatory organizations, including the SEC, FINRA, the CFTC and the FCA. As a matter of public policy, these regulatory bodies are responsible for safeguarding the integrity of the securities and other financial markets and protecting the interests of investors in those markets. These regulatory bodies have broad powers to promulgate and interpret, investigate and sanction non-compliance with their laws, rules and regulations.

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

Xtrakter is registered as an Approved Reporting Mechanism with the FCA. Xtrakter also has “recognized status” in France, the Netherlands and Belgium in connection with the submission of transaction reports to regulators. MarketAxess SEF Corporation has received temporary registration from the CFTC to operate a SEF, and we intend to register with the SEC and operate a security-based SEF.

In addition, as a result of the global financial crisis and other recent events in the financial industry, there is a greater likelihood of legislative and regulatory action to increase government oversight of the financial services industry. For example, in July 2010 the Dodd-Frank Act was signed into law. Among the most significant aspects of the derivatives section of the Dodd-Frank Act are mandatory clearing of swaps through regulated central clearing organizations and mandatory trading of those swaps through either regulated exchanges or SEFs, in each case, subject to certain key exceptions. The CFTC’s rules relating to the trading of swaps on SEFs were implemented on October 2, 2013. Effective February 26, 2014, counterparties must execute swaps that are subject to the made available for trade determinations on a SEF or designated contract market. The SEC has not yet finalized its rules for security-based SEFs, nor has it published a timetable for the finalization and implementation of such rules. No assurance can be given regarding when, whether or in what form the remaining rules regarding the new regulatory regime for the swaps marketplace will be finalized or implemented.

We have incurred significant costs to prepare for compliance with the new regulatory requirements. We developed new technology and trading protocols to trade CDS in anticipation of the SEC’s and CFTC’s implementation of the Dodd-Frank Act. However, despite our efforts, there is no assurance that we will qualify or maintain our qualifications as a registered SEF or that our systems will be effective. If we do not qualify as a SEF, we will no longer be able to support CDS trades and our business, financial condition and results of operations could materially suffer as a result. If we qualify as a SEF, the registration and additional oversight that we will need to comply with the regulation will increase the costs of our operations and the costs of using our products for our clients. Furthermore, we are unable to predict how the markets will respond to the new regulatory regime.

Any changes in laws or regulations or in governmental policies, including the rules relating to the maintenance of specific levels of net capital applicable to our broker-dealer subsidiaries, could have a material adverse effect on our business, financial condition and results of operations. Our industry has been and is subject to continuous regulatory changes and may become subject to new regulations or changes in the interpretation or enforcement of existing regulations, which could require us to incur significant compliance costs or cause the development of affected markets to become impractical. For example, the Volcker Rule section of the Dodd-Frank Act bans proprietary trading by banks and their affiliates, which could adversely affect our bank-affiliated broker-dealer clients’ ability to make markets in a variety of fixed-income securities, thereby negatively impacting the level of liquidity and pricing available on our trading platform. In addition, as we expand our business into new markets, it is likely that we will be subject to additional laws, rules and regulations. We cannot predict the extent to which any future regulatory changes may adversely affect our business and operations.

Our disclosed trading system has not been subjected to regulation as an alternative trading system under Regulation ATS. A determination by the SEC to treat our trading platform as an alternative trading system subject to Regulation ATS would subject us to additional reporting obligations and other limitations on the conduct of our business, many of which could be material. Our central limit order book trading service for single-name CDS and our Mid-X matching service for corporate bonds are regulated as alternative trading systems subject to Regulation ATS.

The activities and consequences described above may result in significant distractions to our management and could have a material adverse effect on our business, financial condition and results of operations.

We may face increasing economic and regulatory challenges in our growing international operations that we may not be able to meet in the future.

We operate an electronic trading platform in Europe and may further expand our operations throughout Europe and other regions. There are certain risks inherent in doing business in international markets, particularly in the financial services industry, which is heavily regulated in many jurisdictions. These risks include:

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

In addition, we must comply with the laws, regulations and registration rules of the FCA in the U.K. and foreign governments and regulatory bodies for each country in which we conduct business. Similar to the U.S., regulatory bodies in Europe and elsewhere are developing new rules for derivatives trading. For example, the European Parliament and the EU Council of Ministers endorsed an agreement that will, among other things, require central clearing of standardized OTC derivatives and the reporting of all derivatives (OTC or otherwise) to trade repositories. However, it is not yet clear whether there will be any requirement in the EU to trade standardized CDS contracts on regulated exchanges or trading platforms.

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

We cannot assure you that our compliance and risk management methods will be effective and our financial condition and results of operations may be materially and adversely affected if they fail.

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

We have expanded our business activities and operations over the last several years. Continued growth, both domestic and international, will require further investment in management and new personnel, infrastructure and compliance systems. The expansion of our international operations involves risks that may have an adverse effect on our business and operations, such as the challenge of effectively managing and staffing our international operations, complying with increased and varied regulatory requirements and entering new markets. In particular, we may not be successful in implementing all of the necessary processes to support and manage the Xtrakter acquisition. For a detailed discussion of the risks associated with our acquisition of Xtrakter, see the Risk Factor captioned “If we acquire or invest in other businesses, products or technologies, we may be unable to integrate them with our business, our financial performance may be impaired or we may not realize the anticipated financial and strategic goals for any such transactions.”

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

We are party to a credit agreement with JPMorgan Chase & Co. that provides for revolving loans and letters of credit up to an aggregate of $50.0 million. Subject to satisfaction of certain specified conditions, we are permitted to upsize the credit agreement by an additional $50.0 million in total. Our credit agreement contains certain covenants that, among other things, restrict our ability to take certain actions, even if we believe them to be in our best interests. These covenants restrict or prohibit, among other things, our ability to:

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

Although we have entered into foreign currency forward contracts to hedge the exposure to variability in certain foreign currency cash flows and may enter into additional hedging transactions in the future to help mitigate our foreign exchange risk exposure, these hedging arrangements may not be effective, particularly in the event of inaccurate forecasts of the levels of our non-U.S. denominated assets and liabilities. Accordingly, if there are adverse movements in exchange rates, we may suffer significant losses, which would adversely affect our operating results and financial condition.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Our corporate headquarters and principal U.S. offices are located at 299 Park Avenue, New York, New York, where we lease 27,900 square feet under sequential leases expiring in February 2022. We also collectively lease approximately 26,130 square feet for our other office locations in the U.S., United Kingdom, Brazil and Singapore under various leases expiring between September 2016 and January 2027.

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

On January 2, 2013, a former employee filed a complaint against us with the U.S. Department of Labor alleging retaliatory employment practices in violation of the whistleblower provisions of the Sarbanes-Oxley Act. The relief sought includes, among other things, reinstatement, back pay and compensatory and punitive damages. We believe the complaint is without merit and intend to vigorously defend against the allegations. We filed a response to the complaint on February 26, 2013. Given the inherent uncertainty of the potential outcome of such proceedings, we cannot estimate the reasonably possible range of loss at this time. Based on the available information, we believe that the low end of the reasonably possible range of loss is zero and, accordingly, no loss accrual has been provided in our accompanying financial statements.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Price Range

Our common stock trades on the NASDAQ Global Select Market under the symbol “MKTX”. The range of closing price information for our common stock, as reported by NASDAQ, was as follows:

2013:	High	Low
January 1, 2013 to March 31, 2013	$41.85	$34.79
April 1, 2013 to June 30, 2013	$47.80	$37.09
July 1, 2013 to September 30, 2013	$61.47	$47.59
October 1, 2013 to December 31, 2013	$70.60	$61.34

2012:	High	Low
January 1, 2012 to March 31, 2012	$37.79	$29.26
April 1, 2012 to June 30, 2012	$37.65	$26.22
July 1, 2012 to September 30, 2012	$34.00	$26.88
October 1, 2012 to December 31, 2012	$35.30	$29.00

On February 21, 2014, the last reported closing price of our common stock on the NASDAQ Global Select Market was $59.37.

Holders

There were 30 holders of record of our common stock as of February 21, 2014.

Dividend Policy

We initiated a regular quarterly dividend in the fourth quarter of 2009. During 2013 and 2012, we paid quarterly cash dividends of $0.13 per share and $0.11 per share, respectively. On December 27, 2012, we paid a special cash dividend of $1.30 per share. In January 2014, our Board of Directors approved a quarterly cash dividend of $0.16 per share payable on February 27, 2014 to stockholders of record as of the close of business on February 13, 2014. Any future declaration and payment of dividends will be at the sole discretion of our Board of Directors. The Board of Directors may take into account such matters as general business conditions, our financial results, capital requirements, contractual obligations, legal, and regulatory restrictions on the payment of dividends to our stockholders or by our subsidiaries to their respective parent entities, and such other factors as the Board of Directors may deem relevant.

Recent Sales of Unregistered Securities

None.

Securities Authorized for Issuance Under Equity Compensation Plans

Please see the section entitled “Equity Compensation Plan Information” in Item 12.

Issuer Purchases of Equity Securities

During the quarter ended December 31, 2013, we repurchased the following shares of common stock:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans and Programs	Dollar Value of Shares That May Yet Be Purchased Under the Plans and Programs
October 1, 2013 — October 31, 2013	—	$—	—	$5,847
November 1, 2013 — November 30, 2013	—	—	—	5,847
December 1, 2013 — December 31, 2013	—	—	—	5,847

	—	$—	—

In October 2011, our Board of Directors authorized a share repurchase program for up to $35.0 million of the Company’s common stock. A total of 955,342 shares were repurchased at an aggregate cost of $29.2 million. No shares were repurchased under this program in 2013. The share repurchase program expired on January 1, 2014. Shares repurchased under the program are held in treasury for future use.

In January 2014, our Board of Directors authorized a share repurchase program for up to $35.0 million of the Company’s common stock. Shares repurchased under the program will be held in treasury for future use.

STOCK PERFORMANCE GRAPH

The following graph shows a comparison from December 31, 2008 through December 31, 2013 of the cumulative total return for (i) our common stock, (ii) the NASDAQ Composite Index and (iii) the Dow Jones US Financial Services Index. The performance graph and related information shall not be deemed “soliciting material” or to be “filed” with the SEC, nor shall such information be incorporated by reference into any future filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, each as amended, except to the extent that the Company specifically incorporates it by reference into such filing.

The figures in this graph assume an initial investment of $100 in our common stock and in each index on December 31, 2008, and that all quarterly dividends were reinvested. The returns illustrated below are based on historical results during the period indicated and should not be considered indicative of future stockholder returns.

Item 6. Selected Financial Data.

The selected statements of operations data for each of the years ended December 31, 2013, 2012 and 2011 and the selected balance sheet data as of December 31, 2013 and 2012 have been derived from our audited financial statements included elsewhere in this Annual Report on Form 10-K. The selected statements of operations data for the years ended December 31, 2010 and 2009, and the balance sheet data as of December 31, 2011, 2010 and 2009 have been derived from our audited financial statements not included in this Annual Report on Form 10-K.

	Year Ended December 31,
	2013	2012	2011	2010	2009
	(In thousands, except per share amounts)
Statements of Operations Data:
Revenues
Commissions (1)	$203,652	$174,199	$155,444	$122,180	$96,132
Information and post-trade services (2)	25,377	7,435	7,199	6,681	6,252
Technology products and services	6,331	4,988	5,085	3,430	2,167
Interest income	420	1,057	1,228	1,190	1,218
Other (3)	2,953	3,161	2,918	2,527	1,055

Total revenues	238,733	190,840	171,874	136,008	106,824

Expenses
Employee compensation and benefits	64,406	54,678	52,443	50,535	44,957
Depreciation and amortization	14,123	6,758	5,206	4,694	4,959
Technology and communications	16,037	12,523	10,619	9,641	8,144
Professional and consulting fees	18,220	12,150	9,006	7,653	5,911
Occupancy	5,173	2,446	2,337	2,406	2,716
Marketing and advertising	4,632	5,169	4,491	2,762	2,625
General and administrative	8,862	7,746	6,322	6,653	5,316

Total expenses	131,453	101,470	90,424	84,344	74,628

Income before income taxes from continuing operations	107,280	89,370	81,450	51,664	32,196
Provision for income taxes (4)	38,717	27,586	32,003	19,791	14,334

Net income from continuing operations	68,563	61,784	49,447	31,873	17,862
Income (loss) from discontinued operations, net of income taxes (5)	7,453	(1,715)	(1,743)	(445)	(1,759)

Net income	$76,016	$60,069	$47,704	$31,428	$16,103

Basic earnings per common share
Income from continuing operations	$1.86	$1.69	$1.34	$0.96	$0.54
Income (loss) from discontinued operations	0.20	(0.04)	(0.05)	(0.01)	(0.05)

Net income per common share	$2.06	$1.65	$1.29	$0.95	$0.49

Diluted earnings per common share
Income from continuing operations	$1.81	$1.64	$1.25	$0.81	$0.47
Income (loss) from discontinued operations	0.20	(0.05)	(0.05)	(0.01)	(0.05)

Net income per common share	$2.01	$1.59	$1.20	$0.80	$0.42

Cash dividends per share	$0.52	$1.74	$0.36	$0.28	$0.07
Weighted average number of shares of common stock outstanding:
Basic	36,886	36,516	37,006	33,159	33,264
Diluted	37,888	37,816	39,608	39,051	38,082

	As of December 31,
	2013	2012	2011	2010	2009
	(In thousands)
Balance Sheet Data:
Cash and cash equivalents and securities available-for-sale	$200,433	$180,116	$247,730	$197,546	$174,338
Working capital (6)	202,515	180,650	253,907	191,482	170,060
Total assets	351,578	279,841	349,458	299,521	277,286

(1)	Commissions include monthly distribution fees and commissions from the trading of U.S. high-grade bonds, emerging markets bonds, crossover and high-yield bonds, Eurobonds and U.S. agency bonds.
(2)	Information and post-trade services revenue includes information services provided to our broker-dealer clients, institutional investor clients and data-only subscribers. It also includes revenue from trade matching and regulatory transaction reporting services through Xtrakter, which was acquired in February 2013.
(3)	Other revenues consist primarily of telecommunications line charges to broker-dealer clients, initial set-up fees and other miscellaneous revenues.
(4)	In 2012, we recorded a favorable income tax adjustment of $6.7 million, or $0.18 per share, relating to certain previously unrecognized tax benefits.
(5)	In October 2013, we sold Greenline for $11.0 million and recognized a gain on the sale, net of a tax benefit, of $7.6 million.
(6)	Working capital is defined as current assets minus current liabilities. Current assets consist of cash and cash equivalents, securities available-for-sale, accounts receivable and prepaid and other expenses (excludes cash provided as collateral). Current liabilities consist of accrued employee compensation, deferred revenue, and accounts payable, accrued expenses and other liabilities.

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

Executive Overview

MarketAxess operates a leading electronic trading platform that enables fixed-income market participants to efficiently trade corporate bonds and other types of fixed-income instruments using our patented trading technology. Our over 1,000 active institutional investor firms (firms that executed at least one trade in U.S. or European fixed income securities through our electronic trading platform during 2013) include investment advisers, mutual funds, insurance companies, public and private pension funds, bank portfolios, broker-dealers and hedge funds. Our 90 broker-dealer market-maker clients provide liquidity on the platform and include most of the leading broker-dealers in global fixed-income trading. We also execute certain bond transactions between and among institutional investor and broker-dealer clients on a riskless principal basis by serving as counterparty to both the buyer and the seller in trades which then settle through a third-party clearing organization. We provide fixed-income market data analytics and compliance tools that help our clients make trading decisions. We also provide trade matching and regulatory transaction reporting services to the securities markets. In addition, we provide technology solutions and professional consulting services to fixed-income industry participants.

Our multi-dealer trading platform allows our institutional investor clients to simultaneously request competing, executable bids or offers from our broker-dealer clients and execute trades with the broker-dealer of their choice from among those that choose to respond. We offer our broker-dealer clients a solution that enables them to efficiently reach our institutional investor clients for the distribution and trading of bonds. Our trading platform provides access to global liquidity in U.S. high-grade corporate bonds, emerging markets and high-yield bonds, European bonds, U.S. agency bonds, and credit default swaps (“CDS”) and other fixed-income securities.

The majority of our revenues are derived from commissions for trades executed on our platform and distribution fees that are billed to our broker-dealer clients on a monthly basis. We also derive revenues from information and post-trade services, technology products and services, investment income and other income. Our expenses consist of employee compensation and benefits, depreciation and amortization, technology and communication expenses, professional and consulting fees, occupancy, marketing and advertising and other general and administrative expenses.

Our objective is to provide the leading global electronic trading platform for fixed-income securities, connecting broker-dealers and institutional investors more easily and efficiently, while offering a broad array of information, trading and technology services to market participants across the trading cycle. The key elements of our strategy are:

•	to innovate and efficiently add new functionality and product offerings to the MarketAxess platform that we believe will help to increase our market share with existing clients, as well as expand our client base;

•	to leverage our existing client network and technology to increase counterparties and improve liquidity by developing and deploying a wide range of electronic trading protocols to complement our traditional request-for-quote model and allowing broker-dealers and institutional investors to operate in an all-to-all trading environment;

•	to leverage our existing technology and client relationships to deploy our electronic trading platform into additional product segments within the fixed-income securities markets and deliver fixed-income securities-related technical services and products;

•	to continue building our existing service offerings so that our electronic trading platform is more fully integrated into the workflow of our broker-dealer and institutional investor clients and to continue to add functionality to allow our clients to achieve a fully automated end-to-end straight-through processing solution (automation from trade initiation to settlement);

•	to add new content and analytical capabilities to Corporate BondTicker™ and expand the data service offering provided by Xtrakter to improve the value of the information we provide to our clients; and

•	to continue to increase and supplement our internal growth by entering into strategic alliances, or acquiring businesses or technologies that will enable us to enter new markets, provide new products or services, or otherwise enhance the value of our platform to our clients. The acquisition of Xtrakter Limited (“Xtrakter”) in February 2013 provides us with an expanded set of technology solutions ahead of incoming pre- and post-trade transparency mandates from the Markets in Financial Instruments Directive II in Europe. In April 2013, we entered into a strategic alliance with BlackRock, Inc. to create a unified, open trading solution designed to help reduce liquidity fragmentation and improve pricing across credit markets.

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

Our U.S. subsidiary, MarketAxess Corporation, is a registered broker-dealer with the Securities and Exchange Commission (“SEC”) and is a member of Financial Industries Regulatory Authority (“FINRA”). Our U.K. subsidiary, MarketAxess Europe Limited, is registered as a Multilateral Trading Facility dealer with the Financial Conduct Authority (“FCA”) in the U.K. MarketAxess Canada Company, a Canadian subsidiary, is registered as an Alternative Trading System dealer under the Securities Act of Ontario and is a member of the Investment Industry Regulatory Organization of Canada. Relevant regulations prohibit repayment of borrowings from these subsidiaries or their affiliates, paying cash dividends, making loans to us or our affiliates or otherwise entering into transactions that result in a significant reduction in regulatory net capital or financial resources, without prior notification to or approval from such regulated entity’s principal regulator.

In July 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) was signed into law. Among the most significant aspects of the derivatives section of the Dodd-Frank Act are mandatory clearing of certain derivatives transactions (“swaps”) through regulated central clearing organizations and mandatory trading of those swaps through either regulated exchanges or swap execution facilities (“SEFs”), in each case subject to certain key exceptions. In September 2013, the U.S. Commodity Futures Trading Commission (“CFTC”) granted temporary registration to MarketAxess SEF Corporation, our wholly-owned U.S. subsidiary, to operate a SEF for the trading of swaps subject to the CFTC’s jurisdiction. The CFTC’s rules relating to the trading of swaps on SEFs were implemented on October 2, 2013. Effective February 26, 2014, counterparties must execute swaps that are subject to the made available for trade determinations on a SEF or designated contract market. The SEC has not yet finalized its rules for security-based SEFs, nor has it published a timetable for the finalization and implementation of such rules. No assurance can be given regarding when, whether or in what form the remaining rules regarding the new regulatory regime for the swaps marketplace will be finalized or implemented.

The Volcker Rule promulgated under the Dodd-Frank Act bans proprietary trading by banks and their affiliates. The Volcker Rule could adversely affect our bank-affiliated broker-dealer clients’ ability to make markets in a variety of fixed-income securities, thereby negatively impacting the level of liquidity and pricing available on our trading platform. We cannot predict the extent to which any future regulatory changes may adversely affect our business and operations.

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

Rapid Technological Changes

We must continue to enhance and improve our electronic trading platform. The electronic financial services industry is characterized by increasingly complex systems and infrastructures and new business models. Our future success will depend on our ability to enhance our existing products and services, develop and/or license new products and technologies that address the increasingly sophisticated and varied needs of our broker-dealer and institutional investor clients and prospective clients and respond to technological advances and emerging industry standards and practices on a cost-effective and timely basis. We have been issued 12 patents covering our most significant trading protocols and other aspects of our trading system technology and additional patents are pending.

Trends in Our Business

The majority of our revenues are derived from commissions for transactions executed on our platform between our institutional investor and broker-dealer clients and monthly distribution fees. We believe that there are five key variables that impact the notional value of such transactions on our platform and the amount of commissions and distribution fees earned by us:

•	the number of institutional investor firms that participate on the platform and their willingness to originate transactions through the platform;

•	the number of broker-dealer clients on the platform and the frequency and competitiveness of the price responses they provide to the institutional investor clients;

•	the number of markets for which we make trading available to our clients;

•	the overall level of activity in these markets; and

•	the level of commissions that we collect for trades executed through the platform.

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

Other Credit Commissions. Other credit includes emerging markets and high-yield bonds and Eurobonds. Commissions for other credit products generally vary based on the type of the instrument traded using standard fee schedules. Similar to the U.S. high-grade plans, our European fee plans generally incorporate monthly distribution fees as well as variable transaction fees.

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

Information and post-trade services. We generate revenue from information services provided to our broker-dealer clients, institutional investor clients and data-only subscribers. Information services are invoiced monthly, quarterly or annually. When billed in advance, revenues are recognized monthly on a straight-line basis. We also generate revenue from trade matching and regulatory transaction reporting services. Revenue is recognized in the period the services are provided.

Technology Products and Services. We provide technology solutions and professional consulting services to fixed-income industry participants. Technology products and services include software licenses, maintenance and support services and professional consulting services.

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

Depreciation and Amortization. We depreciate our computer hardware and related software, office hardware and furniture and fixtures and amortize our capitalized software development costs on a straight-line basis over three to seven years. We amortize leasehold improvements on a straight-line basis over the lesser of the life of the improvement or the remaining term of the lease. Intangible assets with definite lives, including purchased technologies, customer relationships and other intangible assets, are amortized over their estimated useful lives, ranging from three to 15 years. Intangible assets are assessed for impairment when events or circumstances indicate a possible impairment.

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

Expenses may grow in the future, notably in employee compensation and benefits and depreciation and amortization, primarily due to investment in new products and geographic expansion. However, we believe that operating leverage can be achieved by increasing volumes in existing products and adding new products without substantial additions to our infrastructure.

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

Software Development Costs

We capitalize certain costs associated with the development of internal use software, including among other items, employee compensation and related benefits and third party consulting costs, at the point at which the conceptual formulation, design and testing of possible software project alternatives have been completed. Once the product is ready for its intended use, such costs are amortized on a straight-line basis over three years. We review the amounts capitalized for impairment whenever events or changes in circumstances indicate that the carrying amounts of the assets may not be recoverable.

Revenue Recognition

The majority of our revenues are derived from commissions for trades executed on our platform and distribution fees that are billed to our broker-dealer clients on a monthly basis. We also derive revenues from information and post-trade services, technology products and services, investment income and other income.

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

Information and post-trade services. We generate revenue from information services provided to our broker-dealer clients, institutional investor clients and data-only subscribers. Information services are invoiced monthly, quarterly or annually. When billed in advance, revenues are recognized monthly on a straight-line basis. We also generate revenue from trade matching and regulatory transaction reporting. Revenue is recognized in the period the services are provided.

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

For arrangements that include multiple elements, generally software licenses and PCS, we allocate and defer revenue for the undelivered items based on vendor specific objective evidence (“VSOE”) of the fair value of the undelivered elements and recognize the difference between the total arrangement fee and the amount deferred for the undelivered items as license revenue. Our VSOE of each element is based on historical evidence of stand-alone sales of these elements to third parties or the stated renewal rate for the undelivered elements. When VSOE does not exist for undelivered items, the entire arrangement fee is recognized ratably over the performance period. For PCS, the term is typically one year and revenue is recognized over the duration of the arrangement on a straight-line basis.

Professional consulting services are generally separately priced and are typically not essential to the functionality of our software products. Revenues from these services are recognized separately from the license fee. Generally, revenue from time-and-materials consulting contracts is recognized as services are performed.

Revenues from contracts for technology integration consulting services are recognized on the percentage-of-completion method. Percentage-of-completion accounting involves calculating the percentage of services provided during the reporting period compared to the total estimated services to be provided over the duration of the contract. If estimates indicate that a contract loss will occur, a loss provision is recorded in the period in which the loss first becomes probable and reasonably estimable. Contract losses are determined to be the amount by which the estimated direct and indirect costs of the contract exceed the estimated total revenues that will be generated by the contract. There were no contract loss provisions recorded as of December 31, 2013 and 2012. Revenues recognized in excess of billings are recorded as unbilled services within other assets. Billings in excess of revenues recognized are recorded as deferred revenues until revenue recognition criteria are met.

Initial set-up fees. We enter into agreements with our broker-dealer clients pursuant to which we provide access to our platform through a non-exclusive and non-transferable license. Broker-dealer clients may pay an initial set-up fee, which is typically due and payable upon execution of the broker-dealer agreement. The initial set-up fee, if any, varies by agreement. Revenue is recognized over the initial term of the agreement, which is generally two years. Initial set-up fees are reported in other income in our Consolidated Statements of Operations.

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

Business Combinations, Goodwill and Intangibles Assets

Business combinations are accounted for under the purchase method of accounting. The total cost of an acquisition is allocated to the underlying net assets based on their respective estimated fair values. The excess of the purchase price over the estimated fair values of the net assets acquired is recorded as goodwill. Determining the fair value of certain assets acquired and liabilities assumed is judgmental in nature and often involves the use of significant estimates and assumptions, including assumptions with respect to future cash flows, discount rates, growth rates and asset lives.

We operate as a single reporting unit. Subsequent to an acquisition, goodwill no longer retains its identification with a particular acquisition, but instead becomes identifiable with the entire reporting unit. As a result, all of our fair value is available to support the value of goodwill. An impairment review of goodwill is performed on an annual basis, at year-end, or more frequently if circumstances change. Intangible assets with definite lives, including purchased technologies, customer relationships and other intangible assets, are amortized on a straight-line basis over their estimated useful lives, ranging from three to 15 years. Intangible assets are assessed for impairment when events or circumstances indicate the existence of a possible impairment.

Segment Results

We operate an electronic multi-party platform for the trading of fixed-income securities and provide related data analytics, compliance tools and post-trade services. Our operations constitute a single business segment because of the highly integrated nature of these product and services, of the financial markets in which we compete and of our worldwide business activities. We believe that results by geographic region or client sector are not necessarily meaningful in understanding our business.

Results of Operations

Year Ended December 31, 2013 Compared to Year Ended December 31, 2012

Overview

Total revenues increased by $47.9 million or 25.1% to $238.7 million for the year ended December 31, 2013 from $190.8 million for the year ended December 31, 2012. This increase in total revenues was primarily due to an increase in commissions of $29.5 million and revenue from information and post-trade services of $17.9 million. Information and post-trade services revenue generated by Xtrakter totaled $18.4 million since the February 28, 2013 acquisition date.

Total expenses increased by $30.0 million or 29.5% to $131.5 million for the year ended December 31, 2013 from $101.5 million for the year ended December 31, 2012. This increase was primarily due to higher employee compensation and benefits of $9.7 million, depreciation and amortization of $7.4 million, professional and consulting expenses of $6.1 million and technology and communications costs of $3.5 million. Total expenses included approximately $19.7 million of Xtrakter operating expenses and an additional $1.6 million of acquisition-related costs. During the second quarter of 2013, we determined that we had incorrectly excluded incentive compensation as a component of employee compensation eligible for capitalization under our software development costs capitalization policy. We assessed this error and determined that it was not material to previous reporting periods and is not material to the current year. Therefore, we recorded this item as an out-of-period adjustment in the three months ended June 30, 2013 by reducing employee compensation and benefits expense by $2.9 million and increasing depreciation and amortization expense by $1.3 million.

Income before taxes from continuing operations increased by $17.9 million or 20% to $107.3 million for the year ended December 31, 2013 from $89.4 million for the year ended December 31, 2012. Net income from continuing operations increased by $6.8 million or 11.0% to $68.6 million for the year ended December 31, 2013 from $61.8 million for the year ended December 31, 2012.

In October 2013, we sold Greenline Financial Technologies, Inc. (“Greenline”) for $11.0 million and recognized a gain on the sale, net of a tax benefit, of $7.6 million. Greenline’s operating results have been classified as discontinued operations in our Consolidated Statement of Operations. The net loss from discontinued operations for the years ended December 31, 2013 and 2012 was $0.2 million and $1.7 million, respectively.

Revenues

Our revenues for the years ended December 31, 2013 and 2012, and the resulting dollar and percentage changes, were as follows:

	Year Ended December 31,
	2013		2012
		% of		% of	$	%
	$	Revenues	$	Revenues	Change	Change
	($ in thousands)
Commissions	$203,652	85.3%	$174,199	91.3%	$29,453	16.9%
Information and post-trade services	25,377	10.6	7,435	3.9	17,942	241.3
Technology products and services	6,331	2.7	4,988	2.6	1,343	26.9
Investment income	420	0.2	1,057	0.6	(637)	(60.3)
Other	2,953	1.2	3,161	1.7	(208)	(6.6)

Total revenues	$238,733	100.0%	$190,840	100.0%	$47,893	25.1%

Commissions. Our commission revenues for the years ended December 31, 2013 and 2012, and the resulting dollar and percentage changes, were as follows:

	Year Ended December 31,
			$	%
	2013	2012	Change	Change
	($ in thousands)
Variable transaction fees
U.S. high-grade	$83,817	$72,272	$11,545	16.0%
Other credit	55,046	39,260	15,786	40.2
Liquid products	3,430	3,349	81	2.4

Total variable transaction fees	142,293	114,881	27,412	23.9

Distribution fees
U.S. high-grade	52,207	49,691	2,516	5.1
Other credit	8,969	9,627	(658)	(6.8)
Liquid products	183	—	183	—

Total distribution fees	61,359	59,318	2,041	3.4

Total commissions	$203,652	$174,199	$29,453	16.9%

Variable Transaction Fees. The following table shows the extent to which the increase in variable commissions for the year ended December 31, 2013 was attributable to changes in transaction volumes and variable transaction fees per million:

	Change from Year Ended December 31, 2012
	U.S.
	High-Grade	Other credit	Liquid products	Total
	(In thousands)
Volume increase (decrease)	$14,229	$10,622	$(246)	$24,605
Variable transaction fee per million (decrease) increase	(2,684)	5,164	327	2,807

Total variable commissions increase	$11,545	$15,786	$81	$27,412

Our trading volume for each of the years presented was as follows:

	Year Ended December 31,
			$	%
	2013	2012	Change	Change
Trading Volume Data (in millions)
U.S. high-grade—fixed rate	$418,270	$355,087	$63,183	17.8%
U.S. high-grade—floating rate	21,813	12,603	9,210	73.1

Total U.S. high-grade	440,083	367,690	72,393	19.7
Other credit	177,274	139,526	37,748	27.1
Liquid products	76,319	82,380	(6,061)	(7.4)

Total	$693,676	$589,596	$104,080	17.7%

Number of U.S. Trading Days	250	248
Number of U.K. Trading Days	253	252

For volume reporting purposes, transactions in foreign currencies are converted to U.S. dollars at average monthly rates. The 19.7% increase in U.S. high-grade volume was principally due to an increase in our estimated market share of total U.S. high-grade corporate bond volume as reported by FINRA Trade Reporting and Compliance Engine (“TRACE”) from 12.4% for the year ended December 31, 2012 to 13.8% for the year ended December 31, 2013 coupled with an increase in estimated U.S. high-grade TRACE volume. Estimated U.S. high-grade TRACE volume for the year ended December 31, 2013, was $3.2 trillion, an increase of approximately 8.0% from the year ended December 31, 2012. Our other credit volumes increased by 27.1% for the year ended December 31, 2013 compared to the year ended December 31, 2012 primarily due to estimated market share gains in emerging market and high-yield bond volumes. Liquid products volume decreased by 7.4% for the year ended December 31, 2013 compared to the year ended December 31, 2012, due mainly to lower trading volumes in U.S. agency bonds. Estimated U.S. agency TRACE volumes declined by 33.6% in 2013.

Our average variable transaction fee per million for the years ended December 31, 2013 and 2012 was as follows:

	Year Ended December 31,
	2013	2012
U.S. high-grade—fixed rate	$199	$202
U.S. high-grade—floating rate	25	34
Total U.S. high-grade	190	197
Other credit	311	281
Liquid products	45	41
Total	205	195

The U.S. high-grade average variable transaction fee per million decreased to $190 per million for the year ended December 31, 2013 from $197 per million for the year ended December 31, 2012. The change was primarily due to a decrease in the duration of bonds traded and effect of two broker-dealer market makers moving from an all-variable plan to a plan that incorporates a monthly distribution fee. Other credit average variable transaction fee per million increased to $311 per million for the year ended December 31, 2013 from $281 per million for the year ended December 31, 2012, primarily due to a larger percentage of volume in products that carry higher fees per million, principally emerging markets and high-yield bonds. Liquid products average variable transaction fee per million increased to $45 per million for the year ended December 31, 2013 from $41 per million for the year ended December 31, 2012, primarily due to a change in the mix of products traded.

Distribution Fees. Distribution fees increased by $2.0 million or 3.4% to $61.4 million for the year ended December 31, 2013 from $59.3 million for the year ended December 31, 2012. U.S. high-grade distribution fees increased $2.5 million principally due to the migration of two broker-dealer market makers that moved from an all-variable fee plan to a plan that incorporates a monthly distribution fee, partially offset by a decrease in other credit distribution fees of $0.7 million.

Information and Post-Trade Services. Information and Post-Trade Services increased by $17.9 million or 241.3% to $25.4 million for the year ended December 31, 2013 from $7.4 million for the year ended December 31, 2012. Information and post-trade services revenue generated by Xtrakter for the year ended December 31, 2013 was $18.4 million.

Technology Products and Services. Technology products and services revenues increased by $1.3 million or 26.9% to $6.3 million for the year ended December 31, 2013 from $5.0 million for the year ended December 31, 2012. The increase was primarily a result of higher professional consulting services revenues.

Investment Income. Investment income decreased by $0.6 million or 60.3% to $0.4 million for the year ended December 31, 2013 from $1.1 million for the year ended December 31, 2012. The decrease was due to a reduction in average cash and securities available-for-sale balances and lower average yields.

Other. Other revenues decreased by $0.2 million or 6.6% to $3.0 million for the year ended December 31, 2013 from $3.2 million for the year ended December 31, 2012. The decrease was mainly due to lower initial setup fees from broker-dealer clients.

Expenses

Our expenses for the years ended December 31, 2013 and 2012, and the resulting dollar and percentage changes, were as follows:

	Year Ended December 31,
	2013		2012
		% of		% of	$	%
	$	Revenues	$	Revenues	Change	Change
	($ in thousands)
Expenses
Employee compensation and benefits	$64,406	27.0%	$54,678	28.7%	$9,728	17.8%
Depreciation and amortization	14,123	5.9	6,758	3.5	7,365	109.0
Technology and communications	16,037	6.7	12,523	6.6	3,514	28.1
Professional and consulting fees	18,220	7.6	12,150	6.4	6,070	50.0
Occupancy	5,173	2.2	2,446	1.3	2,727	111.5
Marketing and advertising	4,632	1.9	5,169	2.7	(537)	(10.4)
General and administrative	8,862	3.7	7,746	4.1	1,116	14.4

Total expenses	$131,453	55.1%	$101,470	53.2%	$29,983	29.5%

Employee Compensation and Benefits. Employee compensation and benefits increased by $9.7 million or 17.8% to $64.4 million for the year ended December 31, 2013 from $54.7 million for the year ended December 31, 2012. The increase was primarily due to higher wages and benefits of $10.2 million and an increase in employee incentive compensation costs of $2.0 million, offset by the favorable out-of-period adjustment of $2.9 million. Xtrakter employee compensation and benefits was $8.3 million for the year ended December 31, 2013. The total number of employees increased to 293 as of December 31, 2013 from 206 as of December 31, 2012, mainly due to personnel increases associated with the Xtrakter acquisition. As a percentage of total revenues, employee compensation and benefits expense decreased to 27.0% for the year ended December 31, 2013 from 28.7% for the year ended December 31, 2012.

Depreciation and Amortization. Depreciation and amortization expense increased by $7.4 million or 109.0% to $14.1 million for the year ended December 31, 2013 from $6.8 million for the year ended December 31, 2012. The increase was principally due to higher amortization of software development costs of $3.2 million resulting from increased product development, amortization of the Xtrakter intangible assets of $1.9 million, the out-of-period adjustment of $1.3 million and higher production equipment depreciation of $1.0 million. For the year ended December 31, 2013 and 2012, $15.3 million and $5.2 million, respectively, of equipment purchases and leasehold improvements and $7.9 million and $5.2 million, respectively, of software development costs were capitalized. The higher equipment purchases and leasehold improvements were primarily due to the build-out of a replacement primary production data center in 2013 and the build-out costs for new office space in London in 2013.

Technology and Communications. Technology and communications expense increased by $3.5 million or 28.1% to $16.0 million for the year ended December 31, 2013 from $12.5 million for the year ended December 31, 2012. The increase was mainly due to technology and communications costs from Xtrakter of $2.5 million and an increase in IT licenses and maintenance of $0.6 million.

Professional and Consulting Fees. Professional and consulting fees increased by $6.1 million or 50.0% to $18.2 million for the year ended December 31, 2013 from $12.1 million for the year ended December 31, 2012. The increase was primarily due to Xtrakter professional and consulting fees of $2.5 million relating primarily to consulting costs and recruiting fees, higher IT consulting expenses of $1.3 million, approximately $1.2 million in investment banking, legal and other professional fees related to the Xtrakter acquisition and higher recruiting costs of $0.6 million.

Occupancy. Occupancy costs increased by $2.7 million or 111.5% to $5.2 million for the year ended December 31, 2013 from $2.5 million for the year ended December 31, 2012, principally related to Xtrakter occupancy costs of $1.6 million and a loss on a sub-lease and duplicate rent in the U.K of $0.6 million.

Marketing and Advertising. Marketing and advertising expense decreased by $0.5 million or 10.4% to $4.6 million for the year ended December 31, 2013 from $5.2 million for the year ended December 31, 2012. The decrease was principally due to a reduction in advertising expenses related to new product initiatives of $0.4 million.

General and Administrative. General and administrative expense increased by $1.1 million or 14.4% to $8.9 million for the year ended December 31, 2013 from $7.7 million for the year ended December 31, 2012. The increase in general and administrative expenses was primarily attributable to higher registration and trade clearing fees of $0.5 million and approximately $0.4 million of transaction costs related to the Xtrakter acquisition.

Provision for Income Tax

We recorded an income tax provision from continuing operations of $38.7 million and $27.6 million for the years ended December 31, 2013 and 2012, respectively. The increase in the 2013 tax provision was attributable to an increase in pre-tax income and a non-recurring favorable income tax adjustment of $6.7 million in 2012.

Our consolidated effective tax rate for the year ended December 31, 2013 was 36.1%, compared to 30.9% for the year ended December 31, 2012. The increase in the effective tax rate for the year ended December 31, 2013 was principally due to the favorable income tax adjustment of $6.7 million in 2012 relating to certain previously unrecognized tax benefits. We updated the recognition of certain acquired net operating loss carryforwards in response to a private letter ruling received from the Internal Revenue Service. Our consolidated effective tax rate can vary from period to period depending on, among other factors, the geographic and business mix of our earnings and changes in tax legislation and tax rates.

As of December 31, 2013, we had restricted and unrestricted U.S. federal net operating loss carryforwards of approximately $10.8 million. The utilization of our restricted U.S. net operating loss carryforwards is subject to an annual limitation as determined by Section 382 of the Internal Revenue Code.

Year Ended December 31, 2012 Compared to Year Ended December 31, 2011

Overview

Total revenues increased by $18.9 million or 11% to $190.8 million for the year ended December 31, 2012 from $171.9 million for the year ended December 31, 2011. This increase in total revenues was primarily due to an increase in commissions of $18.8 million.

Total expenses increased by $11.0 million or 12.2% to $101.5 million for the year ended December 31, 2012 from $90.4 million for the year ended December 31, 2011. The increase was primarily due to higher professional and consulting fees of $3.1 million, employee compensation and benefits of $2.2 million, technology and communications costs of $1.9 million and depreciation and amortization expenses of $1.6 million.

Income before taxes from continuing operations increased by $7.9 million or 9.7% to $89.4 million for the year ended December 31, 2012 from $81.5 million for the year ended December 31, 2011. Net income increased by $12.4 million or 24.9% to $61.8 million for the year ended December 31, 2012 from $49.4 million for the year ended December 31, 2011.

The net loss from discontinued operations was $1.7 million for both years ended December 31, 2012 and December 31, 2011.

Revenues

Our revenues for the years ended December 31, 2012 and 2011, and the resulting dollar and percentage changes, were as follows:

	Year Ended December 31,
	2012		2011
		% of		% of	$	%
	$	Revenues	$	Revenues	Change	Change
	($ in thousands)
Commissions	$174,199	91.3%	$155,444	90.4%	$18,755	12.1%
Information and post-trade services	7,435	3.9	7,199	4.2	236	3.3
Technology products and services	4,988	2.6	5,085	3.0	(97)	(1.9)
Investment income	1,057	0.6	1,228	0.7	(171)	(13.9)
Other	3,161	1.7	2,918	1.7	243	8.3

Total revenues	$190,840	100.0%	$171,874	100.0%	$18,966	11.0%

Commissions. Our commission revenues for the years ended December 31, 2012 and 2011, and the resulting dollar and percentage changes, were as follows:

	Year Ended December 31,
			$	%
	2012	2011	Change	Change
	($ in thousands)
Variable transaction fees
U.S. high-grade	$72,272	$59,351	$12,921	21.8%
Other credit	39,260	29,130	10,130	34.8
Liquid products	3,349	3,234	115	3.6

Total variable transaction fees	114,881	91,715	23,166	25.3

Distribution fees
U.S. high-grade	49,691	49,580	111	0.2
Other credit	9,627	14,149	(4,522)	(32.0)

Total distribution fees	59,318	63,729	(4,411)	(6.9)

Total commissions	$174,199	$155,444	$18,755	12.1%

Variable Transaction Fees. The following table shows the extent to which the increase in variable commissions for the year ended December 31, 2012 was attributable to changes in transaction volumes and variable transaction fees per million:

	Change from Year Ended December 31, 2011
	U.S.
	High-Grade	Other credit	Liquid products	Total
	(In thousands)
Volume increase (decrease)	$8,095	$8,261	$(361)	$15,994
Variable transaction fee per million increase	4,826	1,869	476	7,172

Total variable commissions increase	$12,921	$10,130	$115	$23,166

Our trading volume for each of the years presented was as follows:

	Year Ended December 31,
			$	%
	2012	2011	Change	Change
Trading Volume Data (in millions)
U.S. high-grade—fixed rate	$355,087	$311,758	$43,329	13.9%
U.S. high-grade—floating rate	12,603	11,802	801	6.8

Total U.S. high-grade	367,690	323,560	44,130	13.6
Other credit	139,526	108,701	30,825	28.4
Liquid products	82,380	92,746	(10,366)	(11.2)

Total	$589,596	$525,007	$64,589	12.3%

Number of U.S. Trading Days	248	250
Number of U.K. Trading Days	252	251

For volume reporting purposes, transactions in foreign currencies are converted to U.S. dollars at average monthly rates. The 13.6% increase in U.S. high-grade volume was principally due to an increase in the Company’s estimated market share of total U.S. high-grade corporate bond volume as reported by TRACE from 11.1% for the year ended December 31, 2011 to 12.4% for the year ended December 31, 2012. Estimated TRACE U.S. high-grade volume for the year ended December 31, 2012 was $3.0 trillion and increased approximately 1.6% from the year ended December 31, 2011. Other credit volumes increased by 28.4% for the year ended December 31, 2012 compared to the year ended December 31, 2011, primarily due to higher emerging market and high-yield bond volumes. Liquid products volume decreased by 11.2% for the year ended December 31, 2012 compared to the year ended December 31, 2011, due mainly to lower trading volumes in U.S. agency and European government bonds.

Our average variable transaction fee per million for the years ended December 31, 2012 and 2011 was as follows:

	Year Ended December 31,
	2012	2011
U.S. high-grade—fixed rate	$202	$190
U.S. high-grade—floating rate	34	22
Total U.S. high-grade	197	183
Other credit	281	268
Liquid products	41	35
Total	195	175

The U.S. high-grade average variable transaction fee per million increased to $197 per million for the year ended December 31, 2012 from $183 per million for the year ended December 31, 2011. The change was primarily due to an increase in the duration of bonds traded. Other credit average variable transaction fee per million increased to $281 per million for the year ended December 31, 2012 from $268 per million for the year ended December 31, 2011 primarily due to a larger percentage of volume in products that carry higher fees per million, principally emerging markets and high-yield bonds. Liquid products average variable transaction fee per million increased to $41 per million for the year ended December 31, 2012 from $35 per million for the year ended December 31, 2011, primarily due to the mix of products traded.

Distribution Fees. Distribution fees decreased by $4.4 million or 6.9% to $59.3 million for the period ended December 31, 2012 from $63.7 million for the year ended December 31, 2011. Due to the continuing sovereign debt concerns and the competitive environment in Europe, trading volume in Eurobonds significantly decreased over the past several years. Monthly distribution fees paid by most of our European broker-dealer market makers were reduced effective March 1, 2012, but the dealer variable fee schedule remained unchanged.

Information and Post-Trade Services. Information and Post-Trade Services increased by $0.2 million or 3.3% to $7.4 million for the year ended December 31, 2012 from $7.2 million for the year ended December 31, 2011.

Technology Products and Services. Technology products and services revenues decreased by $0.1 million or 1.9% to $5.0 million for the year ended December 31, 2012 from $5.1 million for the year ended December 31, 2011.

Investment Income. Investment income decreased by $0.2 million or 13.9% to $1.1 million for the year ended December 31, 2012 from $1.2 million for the year ended December 31, 2011.

Other. Other revenues increased by $0.2 million or 8.3% to $3.2 million for the year ended December 31, 2012 from $2.9 million for the year ended December 31, 2011.

Expenses

Our expenses for the years ended December 31, 2012 and 2011, and the resulting dollar and percentage changes, were as follows:

	Year Ended December 31,
	2012		2011
		% of		% of	$	%
	$	Revenues	$	Revenues	Change	Change
	($ in thousands)
Expenses
Employee compensation and benefits	$54,678	28.7%	$52,443	30.5%	$2,235	4.3%
Depreciation and amortization	6,758	3.5	5,206	3.0	1,552	29.8
Technology and communications	12,523	6.6	10,619	6.2	1,904	17.9
Professional and consulting fees	12,150	6.4	9,006	5.2	3,144	34.9
Occupancy	2,446	1.3	2,337	1.4	109	4.7
Marketing and advertising	5,169	2.7	4,491	2.6	678	15.1
General and administrative	7,746	4.1	6,322	3.7	1,424	22.5

Total expenses	$101,470	53.2%	$90,424	52.6%	$11,046	12.2%

Employee Compensation and Benefits. Employee compensation and benefits increased by $2.2 million or 4.3% to $54.7 million for the year ended December 31, 2012 from $52.4 million for the year ended December 31, 2011. This increase was primarily attributable to higher wages, employment taxes and benefits and incentive compensation aggregating $1.9 million and higher stock-based compensation expense of $1.6 million, offset by increased wage capitalization related to software development of $1.3 million. The increase in stock-based compensation expense was principally due to the cancelation of unvested stock options, restricted stock and performance shares related to the June 2011 resignation of the Company’s president. The total number of employees increased to 206 as of December 31, 2012 from 189 as of December 31, 2011. As a percentage of total revenues, employee compensation and benefits expense decreased to 28.7% for the year ended December 31, 2012 from 30.5% for the year ended December 31, 2011.

Depreciation and Amortization. Depreciation and amortization expense increased by $1.6 million or 29.8% to $6.8 million for the year ended December 31, 2012 from $5.2 million for the year ended December 31, 2011. The increase was primarily due to an increase in amortization of software development costs of $0.9 million and an increase in depreciation for production hardware equipment of $0.4 million. For the years ended December 31, 2012 and 2011, we capitalized $5.2 million and $4.1 million, respectively, of software development costs. For the years ended December 31, 2012 and 2011, we capitalized $5.2 million and $3.2 million, respectively, of equipment and leasehold improvements. The higher equipment purchases were primarily due to the build-out of a replacement disaster recovery data center.

Technology and Communications. Technology and communications expense increased by $1.9 million or 17.9% to $12.5 million for the year ended December 31, 2012 from $10.6 million for the year ended December 31, 2011. The increase was primarily attributable to higher expenses associated with our new data center and increased market data, production data and telecommunication costs.

Professional and Consulting Fees. Professional and consulting fees increased by $3.1 million or 34.9% to $12.2 million for the year ended December 31, 2012 from $9.0 million for the year ended December 31, 2011. The increase was principally due to higher legal expense of $0.8 million, audit and tax services of $0.6 million and IT consulting of $0.8 million. Transaction costs related to the Xtrakter acquisition, mainly legal, audit and tax fees, amounted to approximately $1.1 million in 2012.

Occupancy. Occupancy costs increased by $0.1 million or 4.7% to $2.4 million for the year ended December 31, 2012 from $2.3 million for the year ended December 31, 2011.

Marketing and Advertising. Marketing and advertising expense increased by $0.7 million or 15.1% to $5.2 million for the year ended December 31, 2012 from $4.5 million for the year ended December 31, 2011. The increase was principally due to higher advertising costs of $0.2 million and public relations of $0.3 million.

General and Administrative. General and administrative expense increased by $1.4 million or 22.6% to $7.7 million for the year ended December 31, 2012 from $6.3 million for the year ended December 31, 2011. The increase was due to an increase in state and local sales tax and VAT tax of $1.3 million, offset by a decrease of $0.9 million in charges for doubtful accounts. In 2011, we recognized a credit of $1.0 million resulting from the settlement of a reimbursement claim on a previously paid sales tax. In 2011, we also recorded a charge for doubtful accounts of $0.9 million relating to the MF Global Inc. liquidation proceeding and a write-off of a minority investment of $0.6 million.

Provision for Income Tax

We recorded an income tax provision from continuing operations of $27.6 million and $32.0 million for the years ended December 31, 2012 and 2011, respectively. The decrease in the 2012 tax provision was primarily attributable to a non-recurring favorable income tax adjustment of $6.7 million, offset by an increase in pre-tax income.

Our consolidated effective tax rate for the year ended December 31, 2012 was 30.9%, compared to 39.3% for the year ended December 31, 2011. The 2012 provision includes a favorable income tax adjustment of $6.7 million relating to certain previously unrecognized tax benefits. We updated the recognition of certain acquired net operating loss carryforwards in response to a private letter ruling received from the Internal Revenue Service. Our consolidated effective tax rate can vary from period to period depending on, among other factors, the geographic and business mix of our earnings and changes in tax legislation and tax rates.

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

The following table sets forth certain unaudited consolidated quarterly income statement data for the eight quarters ended December 31, 2013. In our opinion, this unaudited information has been prepared on a basis consistent with our annual financial statements and includes all adjustments (consisting only of normal recurring adjustments) necessary for a fair statement of the unaudited quarterly data. This information should be read in conjunction with our Consolidated Financial Statements and related Notes included in this Annual Report on Form 10-K. The results of operations for any quarter are not necessarily indicative of results that we may achieve for any subsequent periods.

	Three Month Ended
	Dec 31,	Sep 30,	Jun 30,	Mar 31,	Dec 31,	Sep 30,	Jun 30,	Mar 31,
	2013	2013	2013	2013	2012	2012	2012	2012
	(In thousands, except per share data)
	(unaudited)
Revenues
Commissions	$50,450	$51,818	$54,198	$47,186	$44,228	$42,379	$42,690	$44,902
Information and post-trade services	7,357	7,125	7,192	3,703	1,878	1,896	1,790	1,871
Technology products and services	2,052	1,561	1,485	1,233	1,434	1,125	1,272	1,157
Interest income	132	112	44	132	236	251	268	302
Other	451	517	588	1,397	801	752	857	751

Total revenues	60,442	61,133	63,507	53,651	48,577	46,403	46,877	48,983

Expenses
Employee compensation and benefits	16,768	17,910	14,712	15,016	13,128	13,380	13,901	14,269
Depreciation and amortization	3,972	3,460	4,405	2,286	1,972	1,715	1,594	1,477
Technology and communications	4,337	4,509	4,045	3,146	3,482	3,206	2,946	2,889
Professional and consulting fees	4,942	4,540	4,435	4,303	3,753	3,006	2,600	2,791
Occupancy	2,001	1,205	1,170	797	633	595	616	602
Marketing and advertising	1,131	1,195	1,371	935	1,173	989	1,655	1,352
General and administrative	2,492	1,926	1,947	2,497	2,246	2,011	1,774	1,715

Total expenses	35,643	34,745	32,085	28,980	26,387	24,902	25,086	25,095

Income before income taxes from continuing operations	24,799	26,388	31,422	24,671	22,190	21,501	21,791	23,888
Provision for income taxes (1)	9,329	8,129	12,133	9,126	1,264	7,792	8,811	9,719

Net income from continuing operations	15,470	18,259	19,289	15,545	20,926	13,709	12,980	14,169
Income (loss) from discontinued operations, net of income taxes (2)	7,663	(46)	56	(220)	(461)	(226)	(351)	(677)

Net income	$23,133	$18,213	$19,345	$15,325	$20,465	$13,483	$12,629	$13,492

Basic earnings per common share
Income from continuing operations	$0.42	$0.49	$0.52	$0.42	$0.57	$0.38	$0.36	$0.38
Income (loss) from discontinued operations	0.21	0.00	0.00	(0.01)	(0.01)	(0.01)	(0.01)	(0.01)

Net income per common share	$0.63	$0.49	$0.52	$0.41	$0.56	$0.37	$0.35	$0.37

Diluted earnings per common share
Income from continuing operations	$0.41	$0.48	$0.51	$0.41	$0.56	$0.37	$0.35	$0.37
Income (loss) from discontinued operations	0.20	0.00	0.00	(0.01)	(0.01)	(0.01)	(0.01)	(0.02)

Net income per common share	$0.61	$0.48	$0.51	$0.40	$0.55	$0.36	$0.34	$0.35

(1)	In the fourth quarter of 2012, we recorded a favorable income tax adjustment of $6.7 million, or $0.18 per share, relating to certain previously unrecognized tax benefits.
(2)	In October 2013, we sold Greenline for $11.0 million and recognized a gain on the sale, net of tax benefit, of $7.6 million.

The following tables set forth trading volume and average variable transaction fee per million traded for the eight quarters ended December 31, 2013.

	Three Months Ended
	Dec 31,	Sep 30,	Jun 30,	Mar 31,	Dec 31,	Sep 30,	Jun 30,	Mar 31,
	2013	2013	2013	2013	2012	2012	2012	2012
	(In millions)
Trading Volume Data
U.S. high-grade—fixed rate	$100,401	$108,177	$112,955	$96,736	$89,211	$83,193	$87,686	$94,997
U.S. high-grade—floating rate	6,091	5,904	5,308	4,509	3,499	2,795	2,984	3,325

Total U.S. high-grade	106,492	114,081	118,263	101,245	92,710	85,988	90,670	98,322
Other credit	43,094	42,741	49,674	41,766	37,975	32,607	33,906	35,037
Liquid products	21,681	17,537	19,753	17,349	18,393	19,157	20,200	24,631

Total	$171,267	$174,359	$187,690	$160,360	$149,078	$137,752	$144,776	$157,990

	Three Months Ended
	Dec 31,	Sep 30,	Jun 30,	Mar 31,	Dec 31,	Sep 30,	Jun 30,	Mar 31,
	2013	2013	2013	2013	2012	2012	2012	2012
Average Variable Transaction Fee Per Million
U.S. high-grade—fixed rate	$194	$200	$203	$198	$199	$209	$208	$194
U.S. high-grade—floating rate	25	29	24	21	45	37	28	25
Total U.S. high-grade	184	192	195	191	193	203	202	188
Other credit	321	317	309	296	291	294	271	269
Liquid products	43	45	46	46	43	41	43	37
Total	201	208	210	202	200	202	196	183
Number of U.S. trading days	62	64	64	60	60	63	63	62
Number of U.K. trading days	64	65	62	62	64	64	60	64

Liquidity and Capital Resources

During the past three years, we have met our funding requirements through cash on hand and internally generated funds. Cash and cash equivalents and securities available-for-sale totaled $200.4 million at December 31, 2013.

In January 2013, we entered into a three-year credit agreement that provides for revolving loans and letters of credit up to an aggregate of $50.0 million. As of December 31, 2013, there was $49.9 million available to borrow under the credit facility. Subject to satisfaction of certain specified conditions, we are permitted to upsize the credit facility by an additional $50.0 million in total.

Our cash flows were as follows:

	Year Ended December 31,
	2013	2012	2011
	(In thousands)
Net cash provided by operating activities	$90,879	$81,582	$65,478
Net cash (used in ) provided by investing activities	(69,121)	15,030	(8,576)
Net cash (used in) financing activities	(17,074)	(136,175)	(11,199)
Effect of exchange rate changes on cash and cash equivalents	(901)	(1,149)	(1,077)

Net increase (decrease) for the period	$3,783	$(40,712)	$44,626

We define free cash flow as cash flow from operating activities less expenditures for furniture, equipment and leasehold improvements and capitalized software development costs. For the years ended December 31, 2013, 2012 and 2011, free cash flow was $67.6 million, $71.2 million and $58.3 million, respectively. Free cash flow is a non-GAAP financial measure. We believe that this non-GAAP financial measure, when taken into consideration with the corresponding GAAP financial measures, is important in gaining an understanding of our financial strength and cash flow generation.

Cash Flows for the Year Ended December 31, 2013 Compared to Year Ended December 31, 2012

Net cash provided by operating activities was $90.9 million for the year ended December 31, 2013 compared to $81.6 million for the year ended December 31, 2012. The $9.3 million increase in net cash provided by operating activities was primarily due to an increase in net income of $15.9 million, an increase in depreciation and amortization of $4.8 million and an increase in deferred taxes of $1.6 million, offset by the gain on the sale of Greenline of $7.6 million and an increase in working capital of $4.5 million. During 2013, cash paid for income taxes was $30.8 million compared to $15.1 million in 2012.

Net cash used in investing activities was $69.1 million for the year ended December 31, 2013 compared to net cash provided by investing activities of $15.0 million for the year ended December 31, 2012. In February 2013, we acquired Xtrakter for $37.8 million in cash, net of cash acquired. We received cash proceeds on the October 2013 sale of Greenline of $9.3 million, net of cash sold and transaction expenses. Net purchases of securities available-for-sale were $17.3 million and net proceeds of securities available-for-sale were $25.4 million for year ended December 31, 2013 and 2012, respectively. Capital expenditures were $23.3 million and $10.4 million for the year ended December 31, 2013 and 2012, respectively. The higher capital expenditures during the year ended December 31, 2013 were primarily due to higher capitalized software expenditures associated with new product initiatives, the build-out of a replacement primary production data center in 2013 and the build-out costs for new office space in London in 2013.

Net cash used in financing activities was $17.1 million for the year ended December 31, 2013 compared to $136.2 million for the year ended December 31, 2012. The $119.0 million decrease in net cash used in financing activities was principally due to repurchases of our common stock in 2012 of $75.1 million, lower excess tax benefits from stock-based compensation of $9.7 million and lower proceeds from the exercise of stock options of $5.5 million, offset by a decrease in cash dividends paid on common stock of $44.2 million and lower withholding tax payments on restricted stock vesting and stock option exercises of $15.0 million. We paid a special cash dividend on our common stock in December 2012 of $47.6 million.

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

Net cash used in financing activities was $136.2 million for the year ended December 31, 2012 compared to $11.2 million for the year ended December 31, 2011. The $125.0 million increase in net cash used in financing activities was principally due to repurchases of our common stock of $68.2 million, which included $52.8 million acquired from JPMorgan Chase & Co., an increase in withholding tax payments on restricted stock vesting and stock option exercises of $15.6 million and an increase in cash dividends paid in 2012 on our common stock of $50.4 million, offset by an increase in excess tax benefits from stock-based compensation of $7.5 million and the exercise of stock options of $1.7 million. We paid a special cash dividend on our common stock in December 2012 of $47.6 million.

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

We have four regulated subsidiaries, MarketAxess Corporation, MarketAxess SEF Corporation, MarketAxess Europe Limited and MarketAxess Canada Company. MarketAxess Corporation is a registered broker-dealer in the U.S., MarketAxess Europe Limited is a registered Multilateral Trading Facility dealer in the U.K. and MarketAxess Canada Company is a registered Alternative Trading System dealer in the Province of Ontario. As such, they are subject to minimum regulatory capital requirements imposed by their respective market regulators that are intended to ensure general financial soundness and liquidity based on certain minimum capital requirements. The relevant regulations prohibit a registrant from repaying borrowings from its parent or affiliates, paying cash dividends, making loans to its parent or affiliates or otherwise entering into transactions that result in a significant reduction in its regulatory net capital or financial resources without prior notification to or approval from its principal regulator. The capital structures of our subsidiaries are designed to provide each with capital and liquidity consistent with its business and regulatory requirements. During the third quarter of 2013, MarketAxess SEF Corporation, a U.S. subsidiary, received temporary approval from the CFTC to operate a SEF for the trading of swaps. The SEF, which commenced operations in October 2013, is subject to various CFTC regulations, including maintenance of a minimum level of financial resources, estimated to be approximately $6.0 million. The following table sets forth the capital requirements, as defined, that the Company’s subsidiaries were required to maintain as of December 31, 2013:

	MarketAxess	MarketAxess	MarketAxess
	Corporation	Europe Limited	Canada Company
	(In thousands)
Net capital	$86,367	$17,792	$865
Minimum net capital required	1,859	3,227	259

Excess net capital	$84,508	$14,565	$606

As of December 31, 2013, the amount of unrestricted cash held by our non-U.S. subsidiaries was $20.4 million. We have determined that unremitted earnings of our foreign subsidiaries are considered indefinitely reinvested outside of the U.S. Any repatriation of such foreign earnings by way of dividend may be subject to both U.S. federal and state income taxes, reduced by applicable foreign tax credits. However, we do not have any current needs or foreseeable plans to repatriate cash by way of dividends from our non-U.S. subsidiaries.

We execute certain bond transactions between and among institutional investor and broker-dealer clients on a riskless principal basis by serving as counterparty to both the buyer and the seller. These trades are then settled through an independent third-party clearing organization. Settlement typically occurs within one to three trading days after the trade date. Cash settlement of the transaction occurs upon receipt or delivery of the underlying instrument that was traded. For the year ended December 31, 2013, our revenues from riskless principal trading were approximately $6.0 million. Under securities clearing agreements with the independent third party, we maintain collateral deposits with the clearing broker in the form of cash. As of December 31, 2013, the amount of the collateral deposits included in prepaid expenses and other assets in the Consolidated Statements of Financial Condition were $0.9 million. We are exposed to credit risk in the event a counterparty does not fulfill its obligation to complete a transaction. Pursuant to the terms of the securities clearing agreements between us and the independent clearing broker, the clearing broker has the right to charge us for losses resulting from a counterparty’s failure to fulfill its contractual obligations. The losses are not capped at a maximum amount and apply to all trades executed through the clearing broker. As of December 31, 2013, we had not recorded any liabilities with regard to this right.

In the ordinary course of business, we enter into contracts that contain a variety of representations, warranties and general indemnifications. Our maximum exposure from any claims under these arrangements is unknown, as this would involve claims that have not yet occurred. However, based on past experience, we expect the risk of material loss to be remote.

In January 2014, our Board of Directors authorized a share repurchase program for up to $35.0 million of our common stock. Shares repurchased under the program will be held in treasury for future use.

In January 2014, our Board of Directors approved a quarterly cash dividend of $0.16 per share payable on February 27, 2014 to stockholders of record as of the close of business on February 13, 2014. Any future declaration and payment of dividends will be at the sole discretion of our Board of Directors. Our Board of Directors may take into account such matters as general business conditions, our financial results, capital requirements, contractual obligations, legal, and regulatory restrictions on the payment of dividends to our stockholders or by our subsidiaries to their respective parent entities, and such other factors as the Board of Directors may deem relevant.

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

Contractual Obligations and Commitments

As of December 31, 2013, we had the following contractual obligations and commitments:

	Payments due by period
		Less than			More than
	Total	1 year	1 - 3 years	3 - 5 years	5 years
	(In thousands)
Operating leases	$27,251	$1,477	$4,539	$2,764	$18,471
Foreign currency forward contract	29,903	29,903	—	—	—

	$57,154	$31,380	$4,539	$2,764	$18,471

We enter into foreign currency forward contracts to hedge the exposure to variability in certain foreign currency cash flows resulting from the net investment in our U.K. subsidiaries. As of December 31, 2013, the notional value of the foreign currency forward contract outstanding was $29.9 million and the fair value of the liability was $0.5 million.

In January 2014, our Board of Directors approved a quarterly dividend to be paid to the holders of the outstanding shares of capital stock. A cash dividend of $0.16 per share will be payable on February 27, 2014 to stockholders of record as of the close of business on February 13, 2014. We expect the total amount payable to be approximately $6.0 million.

In January 2013, we entered into a three-year credit agreement that provides for revolving loans and letters of credit up to an aggregate of $50.0 million. Subject to satisfaction of certain specified conditions, we are permitted to upsize the credit facility by an additional $50.0 million in total.

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

As of December 31, 2013, we had a $67.7 million investment in securities available-for-sale. Adverse movements, such as a 10% decrease in the value of these securities or a downturn or disruption in the markets for these securities, could result in a substantial loss. In addition, principal gains and losses resulting from these securities could on occasion have a disproportionate effect, positive or negative, on our financial condition and results of operations for any particular reporting period.

See also Item 1A. Risk Factors, “Risks Related to Our Industry—Global economic, political and market factors beyond our control could reduce demand for our services, and our profitability and business could suffer.”

Interest Rate Risk

Interest rate risk represents our exposure to interest rate changes with respect to the money market instruments, U.S. Treasury obligations and fixed-income securities in which we invest. As of December 31, 2013, our cash and cash equivalents and securities available-for-sale amounted to $200.4 million and were primarily invested in money market instruments, corporate bonds and municipal securities. We do not maintain an inventory of bonds that are traded on our platform.

Derivative Risk

Our derivative risk stems from our activities in the foreign currency forward contract market. We use this market to mitigate our U.S. dollar versus Pound Sterling exposure that arises from the activities of our U.K. subsidiaries. As of December 31, 2013, the notional fair value of our foreign currency forward contract was $29.9 million. We do not speculate in any derivative instruments.

Credit Risk

We act as a riskless principal through MarketAxess Corporation and MarketAxess Europe Limited in certain transactions that we execute between clients. We act as an intermediary in these transactions by serving as counterparty to both the buyer and the seller in matching back-to-back bond trades, which are then settled through an independent third-party clearing organization. Settlement typically occurs within one to three trading days after the trade date. Cash settlement of the transaction occurs upon receipt or delivery of the underlying instrument that was traded.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2013. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework (1992).

Based on our assessment and those criteria, management concluded that the Company maintained effective internal control over financial reporting as of December 31, 2013.

As permitted by applicable SEC rules, management has excluded Xtrakter Limited from its assessment of internal control over financial reporting as of December 31, 2013 because this entity was acquired by the Company on February 28, 2013. Xtrakter Limited is a wholly owned subsidiary whose total assets and total revenue represent approximately 5% and 8%, respectively, of the related Consolidated Financial Statement amounts as of and for the year ended December 31, 2013.

The effectiveness of our internal control over financial reporting as of December 31, 2013 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Report of Independent Registered Public Accounting Firm

To Board of Directors and Stockholders of

MarketAxess Holdings Inc.:

In our opinion, the accompanying consolidated statements of financial condition and related consolidated statements of operations, consolidated statements of other comprehensive income, consolidated statements of changes in stockholders’ equity, and consolidated statements of cash flows, present fairly, in all material respects, the financial position of MarketAxess Holdings Inc. and its subsidiaries at December 31, 2013 and December 31, 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Management’s Report on Internal Control over Financial Reporting.” Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

As described in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A, management has excluded Xtrakter Limited Ltd. from its assessment of internal control over financial reporting as of December 31, 2013 because it was acquired by the Company in a purchase business combination during 2013. We have also excluded Xtrakter Limited Ltd. from our audit of internal control over financial reporting. Xtrakter Limited Ltd. is a wholly-owned subsidiary whose total assets and total revenues represent 5% and 8% respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2013.

PricewaterhouseCoopers LLP

New York, New York

February 24, 2014

MARKETAXESS HOLDINGS INC.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	As of December 31
	2013	2012
	(In thousands, except share and per share amounts)
ASSETS
Cash and cash equivalents	$132,691	$128,908
Securities available-for-sale, at fair value	67,742	51,208
Accounts receivable, net of allowance of $133 and $75 as of December 31, 2013 and December 31, 2012, respectively	34,158	31,044
Goodwill and intangible assets, net of accumulated amortization	68,697	33,134
Furniture, equipment, leasehold improvements and capitalized software, net of accumulated depreciation and amortization	32,703	18,009
Prepaid expenses and other assets	10,640	8,096
Deferred tax assets, net	4,947	9,442

Total assets	$351,578	$279,841

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Accrued employee compensation	$23,811	$19,916
Deferred revenue	2,713	4,864
Accounts payable, accrued expenses and other liabilities	14,692	12,344

Total liabilities	41,216	37,124

Commitments and Contingencies (Note 13)	—	—
Stockholders’ equity
Preferred stock, $0.001 par value, 4,855,000 shares authorized, no shares issued and outstanding as of December 31, 2013 and December 31, 2012	—	—
Series A Preferred Stock, $0.001 par value, 110,000 shares authorized, no shares issued and outstanding as of December 31, 2013 and December 31, 2012	—	—
Common stock voting, $0.003 par value, 110,000,000 shares authorized, 39,224,016 shares and 38,902,294 shares issued and 37,728,857 shares and 37,407,135 shares outstanding as of December 31, 2013 and December 31, 2012, respectively	119	118
Common stock non-voting, $0.003 par value, 10,000,000 shares authorized, no shares issued and outstanding as of December 31, 2013 and December 31, 2012	—	—
Additional paid-in capital	295,557	283,609
Treasury stock—Common stock voting, at cost, 1,495,159 shares as of December 31, 2013 and December 31, 2012	(32,273)	(32,273)
Retained earnings (deficit)	51,042	(5,644)
Accumulated other comprehensive loss	(4,083)	(3,093)

Total stockholders’ equity	310,362	242,717

Total liabilities and stockholders’ equity	$351,578	$279,841

The accompanying notes are an integral part of these consolidated financial statements.

MARKETAXESS HOLDINGS INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2013	2012	2011
	(In thousands, except per share amounts)
Revenues
Commissions	$203,652	$174,199	$155,444
Information and post-trade services	25,377	7,435	7,199
Technology products and services	6,331	4,988	5,085
Investment income	420	1,057	1,228
Other	2,953	3,161	2,918

Total revenues	238,733	190,840	171,874

Expenses
Employee compensation and benefits	64,406	54,678	52,443
Depreciation and amortization	14,123	6,758	5,206
Technology and communications	16,037	12,523	10,619
Professional and consulting fees	18,220	12,150	9,006
Occupancy	5,173	2,446	2,337
Marketing and advertising	4,632	5,169	4,491
General and administrative	8,862	7,746	6,322

Total expenses	131,453	101,470	90,424

Income before income taxes from continuing operations	107,280	89,370	81,450
Provision for income taxes	38,717	27,586	32,003

Net income from continuing operations	68,563	61,784	49,447
(Loss) from discontinued operations, net of income taxes	(189)	(1,715)	(1,743)
Gain on the sale of discontinued operations, net of tax benefit	7,642	—	—

Net income	$76,016	$60,069	$47,704

Basic earnings per common share
Income from continuing operations	$1.86	$1.69	$1.34
Income (loss) from discontinued operations	0.20	(0.04)	(0.05)

Net income per common share	$2.06	$1.65	$1.29

Diluted earnings per common share
Income from continuing operations	$1.81	$1.64	$1.25
Income (loss) from discontinued operations	0.20	(0.05)	(0.05)

Net income per common share	$2.01	$1.59	$1.20

Cash dividends declared per common share	$0.52	$1.74	$0.36
Weighted average shares outstanding
Basic	36,886	36,516	37,006
Diluted	37,888	37,816	39,608

The accompanying notes are an integral part of these consolidated financial statements.

MARKETAXESS HOLDINGS INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
	2013	2012	2011
	(In thousands)
Net income	$76,016	$60,069	$47,704

Net cumulative translation adjustment and foreign currency exchange hedge, net of tax of $(310), $(390) and $(440), respectively	(537)	(748)	(634)

Net unrealized gain (loss) on securities available-for-sale, net of tax of $14, $(244), and $271, respectively	21	(342)	403
Less: reclassification adjustment for realized gain on the sale of securities available- for-sale included in Other Income, net of tax of $(299), $(76) and $0, respectively	(474)	(121)	—

Net changed in unrealized (loss) gain on securities available-for-sale, net of tax	(453)	(463)	403

Comprehensive Income	$75,026	$58,858	$47,473

The accompanying notes are an integral part of these consolidated financial statements.

MARKETAXESS HOLDINGS INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

				Treasury
		Common		Stock -		Accumulated
	Common	Stock	Additional	Common	Retained	Other	Total
	Stock	Non -	Paid-In	Stock	Earnings	Comprehen-	Stockholders’
	Voting	Voting	Capital	Voting	(Deficit)	sive Loss	Equity
	(In thousands)
Balance at December 31, 2010	$108	$9	$340,615	$(70,000)	$(34,605)	$(1,651)	$234,476
Net income	—	—	—	—	47,704	—	47,704
Cumulative translation adjustment and foreign currency exchange hedge, net of tax	—	—	—	—	—	(634)	(634)
Unrealized net gain on securities available-for-sale, net of tax	—	—	—	—	—	403	403
Stock-based compensation	—	—	6,859	—	—	—	6,859
Exercise of stock options	4	—	6,803	—	—	—	6,807
Withholding tax payments on restricted stock vesting and stock option exercises	—	—	(4,415)	—	—	—	(4,415)
Conversion of Series B Preferred stock to common stock voting	1	—	(20,688)	51,002	—	—	30,315
Tax benefit from the exercise of warrants in prior years	—	—	4,237	—	—	—	4,237
Excess tax benefits from stock-based compensation	—	—	7,305	—	—	—	7,305
Repurchases of common stock	—	—	—	(6,935)	—	—	(6,935)
Cash dividend on common stock	—	—	—	—	(13,683)	—	(13,683)

Balance at December 31, 2011	113	9	340,716	(25,933)	(584)	(1,882)	312,439
Net income	—	—	—	—	60,069	—	60,069
Cumulative translation adjustment and foreign currency exchange hedge, net of tax	—	—	—	—	—	(748)	(748)
Unrealized net (loss) on securities available-for-sale, net of tax	—	—	—	—	—	(463)	(463)
Stock-based compensation	—	—	8,385	—	—	—	8,385
Exercise of stock options	3	—	8,522	—	—	—	8,525
Withholding tax payments on restricted stock vesting and stock option exercises	—	—	(20,003)	—	—	—	(20,003)
Excess tax benefits from stock-based compensation	—	—	14,775	—	—	—	14,775
Conversion of common stock non-voting to common stock voting	2	(2)	(15,878)	15,878	—	—	—
Repurchases of common stock	—	(7)	(52,908)	(22,218)	—	—	(75,133)
Cash dividend on common stock	—	—	—	—	(65,129)	—	(65,129)

Balance at December 31, 2012	118	—	283,609	(32,273)	(5,644)	(3,093)	242,717
Net income	—	—	—	—	76,016	—	76,016
Cumulative translation adjustment and foreign currency exchange hedge, net of tax	—	—	—	—	—	(537)	(537)
Unrealized net (loss) on securities available-for-sale, net of tax	—	—	—	—	—	(453)	(453)
Stock-based compensation	—	—	8,879	—	—	—	8,879
Exercise of stock options	1	—	3,038	—	—	—	3,039
Withholding tax payments on restricted stock vesting and stock option exercises	—	—	(5,001)	—	—	—	(5,001)
Excess tax benefits from stock-based compensation	—	—	5,032	—	—	—	5,032
Cash dividend on common stock	—	—	—	—	(19,330)	—	(19,330)

Balance at December 31, 2013	$119	$—	$295,557	$(32,273)	$51,042	$(4,083)	$310,362

The accompanying notes are an integral part of these consolidated financial statements.

MARKETAXESS HOLDINGS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2013	2012	2011
	(In thousands)
Cash flows from operating activities
Net income	$76,016	$60,069	$47,704
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	13,051	8,233	6,781
Stock-based compensation expense	8,879	8,385	6,859
Deferred taxes	1,001	(643)	16,129
Gain on the sale of discontinued operations	(7,642)	—	—
Other	(296)	1,204	1,177
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(1,714)	4,607	(11,665)
(Increase) decrease in prepaid expenses and other assets	(1,846)	412	(4,074)
Increase in accrued employee compensation	3,820	491	1,634
(Decrease) increase in deferred revenue	(1,571)	(462)	755
Increase (decrease) in accounts payable, accrued expenses and other liabilities	1,181	(714)	178

Net cash provided by operating activities	90,879	81,582	65,478

Cash flows from investing activities
Acquisition of business, net of cash acquired	(37,827)	—	—
Cash proceeds from the sale of discontinued operations, net of cash sold	9,346	—	—
Securities available-for-sale:
Proceeds from sales	30,900	23,663	—
Proceeds from maturities	12,515	18,313	27,419
Purchases	(60,755)	(16,543)	(32,302)
(Increase) decrease in securities and cash provided as collateral	(18)	(43)	3,532
Purchases of furniture, equipment and leasehold improvements	(15,337)	(5,153)	(3,160)
Capitalization of software development costs	(7,945)	(5,207)	(4,065)

Net cash (used in ) provided by investing activities	(69,121)	15,030	(8,576)

Cash flows from financing activities
Cash dividend on common stock	(19,837)	(64,041)	(13,683)
Exercise of stock options	3,039	8,525	6,807
Withholding tax payments on restricted stock vesting and stock option exercises	(5,001)	(20,003)	(4,415)
Excess tax benefits from stock-based compensation	5,032	14,775	7,305
Repurchase of common stock	—	(75,133)	(6,935)
Other	(307)	(298)	(278)

Net cash (used in) financing activities	(17,074)	(136,175)	(11,199)

Effect of exchange rate changes on cash and cash equivalents	(901)	(1,149)	(1,077)

Cash and cash equivalents
Net increase (decrease) for the period	3,783	(40,712)	44,626
Beginning of period	128,908	169,620	124,994

End of period	$132,691	$128,908	$169,620

Supplemental cash flow information:
Cash paid during the year
Cash paid for income taxes	$30,768	$15,102	$10,177
Non-cash investing and financing activity:
Conversion of Series B Preferred Stock to common stock	$—	$—	$30,315
Conversion of common stock non-voting to common stock voting	—	15,880	—
Liabilities assumed in connection with the Xtrakter acquisition:
Fair value of assets acquired	$44,791	$—	$—
Cash paid for the capital stock	(37,827)	—	—

Liabilities assumed	$6,964	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

MARKETAXESS HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Principal Business Activity

MarketAxess Holdings Inc. (the “Company” or “MarketAxess”) was incorporated in the State of Delaware on April 11, 2000. Through its subsidiaries, the Company operates an electronic trading platform for corporate bonds and other types of fixed-income instruments through which the Company’s institutional investor clients can access liquidity provided by its broker-dealer clients. The Company’s multi-dealer trading platform allows its institutional investor clients to simultaneously request competitive, executable bids or offers from multiple broker-dealers, and to execute trades with the broker-dealer of their choice. The Company’s trading platform provides access to global liquidity in U.S. high-grade corporate bonds, emerging markets and high-yield bonds, European bonds, U.S. agency bonds, credit default swaps and other fixed-income securities. The Company also executes certain bond transactions between and among institutional investor and broker-dealer clients on a riskless principal basis by serving as counterparty to both the buyer and the seller in trades which then settle through a third-party clearing organization. The Company provides fixed-income market data analytics and compliance tools that help its clients make trading decisions. The Company also provides trade matching and regulatory transaction reporting services to the securities markets. In addition, the Company provides technology solutions and professional consulting services to fixed-income industry participants.

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

The Company assesses whether an other-than-temporary impairment loss on the investments has occurred due to declines in fair value or other market conditions. The portion of an other-than-temporary impairment related to credit loss is recorded as a charge in the Consolidated Statements of Operations. The remainder is recognized in other comprehensive loss if the Company does not intend to sell the security and it is more likely than not that the Company will not be required to sell the security prior to recovery. No charges for other-than-temporary losses were recorded during 2013, 2012 or 2011.

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

The allowance for doubtful accounts was $0.1 million, $0.1 million and $1.1 million as of December 31, 2013, 2012 and 2011, respectively. The provision for bad debts was $0.2 million, $0.2 million and $1.1 million for the years ended December 31, 2013, 2012 and 2011, respectively. During the fourth quarter of 2011, MF Global Inc., a broker-dealer market maker on the Company’s platform, entered a liquidation proceeding. In connection with the proceeding, the Company recorded a 100% allowance against outstanding receivables amounting to $0.9 million. Write-offs and other charges against the allowance for doubtful accounts were $0.1 million, $1.4 million and $0.2 million for the years ended December 31, 2013, 2012 and 2011, respectively.

Depreciation and Amortization

Fixed assets are carried at cost less accumulated depreciation. The Company depreciates computer hardware and related software, office hardware and furniture and fixtures on a straight-line basis over three to seven years. The Company amortizes leasehold improvements on a straight-line basis over the lesser of the life of the improvement or the remaining term of the lease.

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

MARKETAXESS HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

Information and post-trade services. The Company generates revenue from information services provided to its broker-dealer clients, institutional investor clients and data-only subscribers. Information services are invoiced monthly, quarterly or annually. When billed in advance, revenues are recognized monthly on a straight-line basis. The Company also generates revenue from trade matching and regulatory transaction reporting services. Revenue is recognized in the period the services are provided.

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

Revenues from contracts for technology integration consulting services are recognized on the percentage-of-completion method. Percentage-of-completion accounting involves calculating the percentage of services provided during the reporting period compared to the total estimated services to be provided over the duration of the contract. If estimates indicate that a contract loss will occur, a loss provision is recorded in the period in which the loss first becomes probable and reasonably estimable. Contract losses are determined to be the amount by which the estimated direct and indirect costs of the contract exceed the estimated total revenues that will be generated by the contract. There were no contract loss provisions recorded as of December 31, 2013, 2012 and 2011. Revenues recognized in excess of billings are recorded as unbilled services within other assets. Billings in excess of revenues recognized are recorded as deferred revenues until revenue recognition criteria are met.

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

MARKETAXESS HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Business Combinations, Goodwill and Intangible Assets

Business combinations are accounted for under the purchase method of accounting. The total cost of an acquisition is allocated to the underlying net assets based on their respective estimated fair values. The excess of the purchase price over the estimated fair values of the net assets acquired is recorded as goodwill. Determining the fair value of certain assets acquired and liabilities assumed is judgmental in nature and often involves the use of significant estimates and assumptions, including assumptions with respect to future cash flows, discount rates, growth rates and asset lives.

The Company operates as a single reporting unit. Subsequent to an acquisition, goodwill no longer retains its identification with a particular acquisition, but instead becomes identifiable with the entire reporting unit. As a result, all of the fair value of the Company is available to support the value of goodwill. An impairment review of goodwill is performed on an annual basis, at year-end, or more frequently if circumstances change. Intangible assets with definite lives, including purchased technologies, customer relationships and other intangible assets, are amortized on a straight-line basis over their estimated useful lives, ranging from three to 15 years. Intangible assets are assessed for impairment when events or circumstances indicate the existence of a possible impairment.

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

MARKETAXESS HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

3. Net Capital Requirements and Customer Protection Requirements

MarketAxess Corporation, a U.S. subsidiary, is a registered broker-dealer with the Securities and Exchange Commission (“SEC”) and is a member of the Financial Industry Regulatory Authority (“FINRA”). MarketAxess Corporation claims exemption from SEC Rule 15c3-3, as it does not hold customer securities or funds on account, as defined. Pursuant to the Uniform Net Capital Rule under the Securities Exchange Act of 1934, MarketAxess Corporation is required to maintain minimum net capital, as defined, equal to the greater of $250,000 or 6 2/3% of aggregate indebtedness. MarketAxess Europe Limited, a U.K. subsidiary, is registered as a Multilateral Trading Facility dealer with the Financial Conduct Authority (formerly the Financial Services Authority) (“FCA”) in the U.K. MarketAxess Canada Company, a Canadian subsidiary, is registered as an Alternative Trading System dealer under the Securities Act of Ontario and is a member of the Investment Industry Regulatory Organization of Canada. MarketAxess Europe Limited and MarketAxess Canada Company are subject to certain financial resource requirements of the FCA and the Ontario Securities Commission, respectively. The following table sets forth the capital requirements, as defined, that the Company’s subsidiaries were required to maintain as of December 31, 2013:

	MarketAxess	MarketAxess	MarketAxess
	Corporation	Europe Limited	Canada Company
	(In thousands)
Net capital	$86,367	$17,792	$865
Minimum net capital required	1,859	3,227	259

Excess net capital	$84,508	$14,565	$606

The Company’s regulated subsidiaries are subject to U.S., U.K. and Canadian regulations which prohibit repayment of borrowings from the Company or affiliates, paying cash dividends, making loans to the Company or affiliates or otherwise entering into transactions that result in a significant reduction in regulatory net capital or financial resources without prior notification to or approval from such regulated entity’s principal regulator.

In September 2013, the U.S. Commodity Futures Trading Commission (“CFTC”) granted temporary registration to MarketAxess SEF Corporation, a U.S. subsidiary of the Company, to operate a swap execution facility (the “SEF”) for the trading of swaps subject to the CFTC’s jurisdiction. The SEF, which commenced operations in October 2013, is subject to various CFTC regulations, including maintenance of a minimum level of financial resources, estimated to be approximately $6.0 million.

4. Fair Value Measurements

The following table summarizes the valuation of the Company’s assets and liabilities measured at fair value as categorized based on the hierarchy described in Note 2.

	Level 1	Level 2	Level 3	Total
	(In thousands)
As of December 31, 2013
Money market funds	$90,536	$—	$—	$90,536
Securities available-for-sale
Municipal securities	—	16,052	—	16,052
Corporate bonds	—	51,690	—	51,690
Foreign currency forward position	—	(472)	—	(472)

	$90,536	$67,270	$—	$157,806

As of December 31, 2012
Money market funds	$83,519	$—	$—	$83,519
Securities available-for-sale
U.S. government obligations	—	31,104	—	31,104
Municipal securities	—	17,947	—	17,947
Corporate bonds	—	2,157	—	2,157
Foreign currency forward and option contracts	—	15	—	15

	$83,519	$51,223	$—	$134,742

MARKETAXESS HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Securities classified within Level 2 were valued using a market approach utilizing prices and other relevant information generated by market transactions involving comparable assets. The foreign currency forward contracts are classified within Level 2 as the valuation inputs are based on quoted market prices. There were no financial assets classified within Level 3 during 2013 and 2012.

The Company enters into foreign currency forward contracts to hedge the exposure to variability in certain foreign currency cash flows resulting from the net investment in the Company’s U.K. subsidiaries. The Company assesses each foreign currency forward contract to ensure that it is highly effective at reducing the exposure being hedged. The Company designates each foreign currency forward contract as a hedge, assesses the risk management objective and strategy, including identification of the hedging instrument, the hedged item and the risk exposure and how effectiveness is to be assessed prospectively and retrospectively. These hedges are for a one-month period and are used to limit exposure to foreign currency exchange rate fluctuations. The fair value of the liability is included in accounts payable in the Consolidated Statements of Financial Condition. Gains or losses on foreign currency forward contracts designated as hedges are included in accumulated other comprehensive loss in the Consolidated Statements of Financial Condition. A summary of the foreign currency forward contracts is as follows:

	As of December 31,
	2013	2012
	(In thousands)
Notional value	$29,431	$15,792
Fair value of notional	29,903	15,809

Fair value of the liability	$(472)	$(17)

The following is a summary of the Company’s securities available-for-sale:

		Gross	Gross	Estimated
	Amortized	unrealized	unrealized	fair
	cost	gains	losses	value
	(In thousands)
As of December 31, 2013
Municipal securities	$16,049	$9	$(6)	$16,052
Corporate bonds	51,579	124	(13)	51,690

Total securities available-for-sale	$67,628	$133	$(19)	$67,742

As of December 31, 2012
U.S. government obligations	$30,255	$849	$—	$31,104
Municipal securities	17,941	10	(4)	17,947
Corporate bonds	2,159	—	(2)	2,157

Total securities available-for-sale	$50,355	$859	$(6)	$51,208

The following table summarizes the contractual maturities of securities available-for-sale:

	As of December 31,
	2013	2012
	(In thousands)
Less than one year	$12,332	$10,870
Due in 1—5 years	55,410	40,338

Total securities available-for-sale	$67,742	$51,208

Proceeds from the sales and maturities of securities available-for-sale during 2013, 2012 and 2011 were $43.4 million, $42.0 million and $27.4 million, respectively.

MARKETAXESS HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table provides fair values and unrealized losses on securities available-for-sale and by the aging of the securities’ continuous unrealized loss position:

	Less than Twelve Months		Twelve Months or More		Total
	Estimated	Gross	Estimated	Gross	Estimated	Gross
	fair	unrealized	fair	unrealized	fair	unrealized
	value	losses	value	losses	value	losses
	(In thousands)
As of December 31, 2013
Municipal securities	$4,955	$(6)	$—	$—	$4,955	$(6)
Corporate bonds	10,728	(13)	—	—	10,728	(13)

Total	$15,683	$(19)	$—	$—	$15,683	$(19)

As of December 31, 2012
U.S. government obligations	$—	$—	$—	$—	$—	$—
Municipal securities	2,780	(4)	—	—	2,780	(4)
Corporate bonds	2,157	(2)	—	—	2,157	(2)

Total	$4,937	$(6)	$—	$—	$4,937	$(6)

5. Acquisition

In February 2013, the Company acquired all of the outstanding shares of Xtrakter Limited (“Xtrakter”) from Euroclear S.A./N.V. Xtrakter is a U.K.-based provider of trade matching and regulatory transaction reporting for European securities and market and reference data across a range of fixed-income products. The acquisition of Xtrakter provides the Company with an expanded set of technology solutions ahead of incoming pre-and post-trade transparency mandates from the Markets in Financial Instruments Directive II in Europe. The aggregate purchase price was $37.8 million in cash, net of acquired cash. During the year ended December 31, 2013, transaction costs including legal, regulatory, accounting, tax, valuation and other professional services were $1.6 million.

The Company has completed its allocation of the purchase price to the fair value of assets acquired and liabilities assumed at the date of acquisition. The purchase price allocation is as follows (in thousands):

Purchase price	$46,683
Less: acquired cash	(8,856)

Purchase price, net of acquired cash	37,827

Accounts receivable	3,733
Intangible assets	13,255
Other assets	1,718
Deferred tax liability, net	(2,342)
Accounts payable, accrued expenses and deferred revenue	(4,622)

Goodwill	$26,085

MARKETAXESS HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The acquired intangible assets are as follows (in thousands, except for useful lives):

	Costs	Useful Lives
Customer relationships	$5,455	10-15 years
Internally developed software	5,000	3 years
Tradename- indefinite life	1,820	indefinite
Tradename- finite life	300	3 years
Non-compete agreement	380	3 years
Other	300	indefinite

Total	$13,255

The identifiable intangible assets and goodwill are not deductible for tax purposes.

Since the date of the acquisition, Xtrakter-related revenue and net loss of $18.4 million and $0.9 million, respectively, have been included in the Company’s Consolidated Statements of Operations. The following unaudited pro forma consolidated financial information reflects the results of continuing operations of the Company for the years ended December 31, 2013, 2012 and 2011, as if the acquisition of Xtrakter had occurred as of the beginning of each period presented, after giving effect to certain purchase accounting adjustments. These pro forma results are not necessarily indicative of what the Company’s operating results would have been had the acquisition actually taken place at the beginning of each period presented. The pro forma financial information includes the amortization charges from acquired intangible assets, adjustments to interest income to reflect the cash purchase price and related tax effects.

	Pro forma
	Year Ended December 31,
	2013	2012	2011
	(In thousands, except per share amounts)
Revenues	$242,657	$214,683	$195,741
Income before income taxes	$107,316	$88,361	$82,769
Net income	$68,579	$61,210	$50,560
Basic net income per common share	$1.86	$1.68	$1.37
Diluted net income per common share	$1.81	$1.62	$1.28

6. Goodwill and Intangible Assets

The following is a summary of changes in goodwill and intangible assets with indefinite lives for the year ended December 31, 2013 (in thousands):

Balance at beginning of period	$31,785
Goodwill from Xtrakter acquisition	26,085
Intangible assets with indefinite lives from Xtrakter acquisition	2,120
Less: Goodwill ascribed to discontinued operations	(277)

Balance at end of period	$59,713

MARKETAXESS HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Intangible assets that are subject to amortization, including the related accumulated amortization, are comprised of the following:

	December 31, 2013			December 31, 2012
	Cost	Accumulated Amortization	Net Carrying Amount	Cost	Accumulated Amortization	Net Carrying Amount
	(In thousands)
Technology	$5,770	$(2,159)	$3,611	$4,010	$(3,892)	$118
Customer relationships	5,698	(816)	4,882	3,530	(2,364)	1,166
Non-competition agreements	380	(106)	274	1,260	(1,214)	46
Tradenames	370	(153)	217	590	(570)	20

Total	$12,218	$(3,234)	$8,984	$9,390	$(8,040)	$1,350

Amortization expense associated with identifiable intangible assets was $2.2 million and $42 thousand, respectively, for the years ended December 31, 2013 and 2012. Estimated total amortization expense is $2.3 million for 2014 and 2015, $0.7 million for 2016 and $0.4 million for 2017 and 2018.

7. Capitalized Software, Furniture, Equipment and Leasehold Improvements

Capitalized software development costs, furniture, equipment and leasehold improvements, net of accumulated depreciation and amortization, are comprised of the following:

	As of December 31,
	2013	2012
	(In thousands)
Software development costs	$41,062	$30,482
Computer hardware and related software	22,051	15,702
Office hardware	2,380	2,125
Furniture and fixtures	1,777	1,479
Leasehold improvements	8,129	4,709
Computer hardware under capital lease	1,419	1,419
Accumulated depreciation and amortization	(44,115)	(37,907)

Total capitalized software, furniture, equipment and leasehold improvements, net of accumulated depreciation and amortization	$32,703	$18,009

During the years ended December 31, 2013, 2012 and 2011, software development costs totaling $10.9 million, which includes the $2.9 million from the out-of-period adjustment, $5.2 million and $4.1 million, respectively, were capitalized. Non-capitalized software costs and routine maintenance costs are expensed as incurred and are included in employee compensation and benefits and professional and consulting fees in the Consolidated Statements of Operations.

MARKETAXESS HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

8. Income Taxes

The provision for income taxes from continuing operations consists of the following:

	Year Ended December 31,
	2013	2012	2011
	(In thousands)
Current:
Federal	$26,071	$14,402	$6,187
State and local	5,958	2,287	2,849
Foreign	1,014	1,315	1,194

Total current provision	33,043	18,004	10,230

Deferred:
Federal	5,507	8,542	19,090
State and local	812	1,046	2,667
Foreign	(645)	(6)	16

Total deferred provision	5,674	9,582	21,773

Provision for income taxes	$38,717	$27,586	$32,003

Pre-tax income from U.S. operations was $105.2 million, $84.7 million and $77.1 million for the years ended December 31, 2013, 2012 and 2011, respectively. Pre-tax income from foreign operations was $2.1 million, $4.6 million and $4.4 million for the years ended December 31, 2013, 2012 and 2011, respectively.

The difference between the Company’s reported provision for income taxes and the U.S. federal statutory rate of 35% is as follows:

	Year Ended December 31,
	2013	2012	2011
U.S. federal tax at statutory rate	35.0%	35.0%	35.0%
State and local taxes—net of federal benefit	4.1	2.4	4.9
Release of previously unrecognized tax benefits	—	(7.5)	—
Other, net	(3.0)	1.0	(0.6)

Provision for income taxes	36.1%	30.9%	39.3%

MARKETAXESS HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following is a summary of the Company’s net deferred tax assets:

	As of December 31,
	2013	2012
	(In thousands)
Deferred tax assets
U.S. net operating loss carryforwards	$4,273	$7,175
Foreign net operating loss carryforwards	101	160
Capital loss carryforwards	7,487	—
Stock compensation expense	6,022	5,296
Other	3,206	2,839

Total deferred tax assets	21,089	15,470
Valuation allowance	(7,743)	(727)

Net deferred tax assets	13,346	14,743
Deferred tax liabilities
Depreciation and amortization	(1,905)	(2,025)
Capitalized software development costs	(4,163)	(2,752)
Intangible assets	(2,331)	(524)

Deferred tax assets, net	$4,947	$9,442

As of December 31, 2013, the Company had deferred tax assets associated with stock-based compensation of approximately $6.0 million. There is a risk that the ultimate tax benefit realized upon the exercise of stock options or vesting of restricted stock could be less than the tax benefit previously recognized and exhaust the additional-paid-in-capital pool. If this should occur, any excess tax benefit previously recognized would be reversed, resulting in an increase in tax expense. Since the tax benefit to be realized in the future is unknown, it is not currently possible to estimate the impact on the deferred tax balance. As of December 31, 2013, the additional paid-in-capital pool, which is determined under a one pool approach for employee and non-employee awards, was approximately $48.4 million. The additional paid-in-capital pool is currently sufficient to absorb a complete write-off of the stock-based compensation deferred tax asset.

In 2001 and 2000, MarketAxess Holdings Inc. and MarketAxess Corporation had an ownership change within the meaning of Section 382 of the Internal Revenue Code. As of December 31, 2013, the Company had restricted U.S. federal net operating loss carryforwards of approximately $9.3 million, which begin to expire in 2021. The Company’s net operating loss carryforwards may be subject to additional annual limitations if there is a 50% or greater change in the Company’s ownership, as determined over a rolling three-year period. In addition, the Company has $0.7 million of foreign loss carry forwards which begin to expire in 2025.

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

The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which the temporary differences become deductible. If it is not more likely than not that some portion or all of the gross deferred income tax assets will be realized in future years, a valuation allowance is recorded. As of December 31, 2013, the valuation allowance relates to certain capital loss, foreign and state tax loss carryforwards that are not expected to be realized. The Company recognized a $20.6 million capital loss on the sale of Greenline Financial Technologies, Inc. (“Greenline”) (See Note 14, “Sale of Discontinued Operations”) of which $1.2 million was carried back or otherwise utilized against current period capital gains. A full valuation allowance was provided against the remaining capital loss carryforward.

MARKETAXESS HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

A summary of the changes in the valuation allowance follows:

	Year Ended December 31,
	2013	2012	2011
	(In thousands)
Valuation allowance at beginning of year	$727	$287	$249
Increase (decrease) to valuation allowance attributable to:
Current year income	(65)	440	38
State net operating loss	(406)	—	—
Capital loss	7,487	—	—

Valuation allowance at end of year	$7,743	$727	$287

The Company or one of its subsidiaries files U.S. federal, state and foreign income tax returns. No income tax returns have been audited, with the exception of New York city (through 2003) and state (through 2006) and Connecticut state (through 2003) tax returns. An examination of the Company’s federal tax return for 2011 and New York state franchise tax returns for 2007 through 2009 is currently underway. The Company cannot estimate when the examinations will conclude.

In the fourth quarter of 2012, the Company recorded a reduction to the income tax provision of $6.7 million. The Company updated the recognition of certain acquired net operating loss carryforwards in response to a private letter ruling received from the Internal Revenue Service. As a result, the reserve for unrecognized tax benefits amounting to $3.6 million was reversed and deferred tax assets were increased by $3.1 million to recognize additional tax loss carryforwards. A reconciliation of the unrecognized tax benefits is as follows:

	Year Ended December 31,
	2013	2012	2011
	(In thousands)
Balance at beginning of year	$49	$3,647	$3,329
Additions for tax positions of prior years	—	—	366
Additions for tax positions of current year	235	—	—
Reductions for tax positions of prior years	(19)	(3,598)	(48)

Balance at end of year	$265	$49	$3,647

Effective January 1, 2013, the Company has determined that unremitted earnings of its foreign subsidiaries will be considered indefinitely reinvested outside of the United States. There were no aggregate unremitted earnings as of December 31, 2012 and 2013.

9. Stockholders’ Equity

Common Stock

As of December 31, 2013 and 2012, the Company had 110,000,000 authorized shares of common stock and 10,000,000 authorized shares of non-voting common stock. Common stock entitles the holder to one vote per share of common stock held.

In October 2011, the Board of Directors of the Company authorized a share repurchase program for up to $35.0 million of the Company’s common stock. A total of 955,342 shares were repurchased at an aggregate cost of $29.2 million. The share repurchase program expired on January 1, 2014. Shares repurchased under the program are held in treasury for future use.

In February 2012, the Company repurchased 1,821,730 shares of the Company’s non-voting common stock from JPMorgan Chase & Co. (“JPM”) (See Note 15, “Related Party”) at a cost of $52.9 million. Shares repurchased from JPM were cancelled by the Company. JPM also converted 763,924 shares of non-voting common stock to voting common stock in February 2012.

In January 2014, the Board of Directors of the Company authorized a share repurchase program for up to $35.0 million of the Company’s common stock. Shares repurchased under the program will be held in treasury for future use.

MARKETAXESS HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

Dividends

The Company initiated a regular quarterly dividend in the fourth quarter of 2009. In addition to regular quarterly dividends, on December 27, 2012 the Company paid a special cash dividend of $1.30 per share. In January 2014, the Company’s Board of Directors approved a quarterly cash dividend of $0.16 per share payable on February 27, 2014 to stockholders of record as of the close of business on February 13, 2014. Any future declaration and payment of dividends will be at the sole discretion of the Company’s Board of Directors. The Board of Directors may take into account such matters as general business conditions, the Company’s financial results, capital requirements, contractual obligations, legal, and regulatory restrictions on the payment of dividends to the Company’s stockholders or by the Company’s subsidiaries to their respective parent entities, and any such other factors as the Board of Directors may deem relevant.

10. Stock-Based Compensation Plans

The Company has two stock incentive plans which provide for the grant of stock options, stock appreciation rights, restricted stock, performance shares, performance units, or other stock-based awards as incentives and rewards to encourage employees, consultants and non-employee directors to participate in the long-term success of the Company. As of December 31, 2013, 4,867,460 shares were available for grant under the stock incentive plans.

Total stock-based compensation expense was as follows:

	Year Ended December 31,
	2013	2012	2011
	(In thousands)
Employee:
Restricted stock and performance shares	$7,269	$7,046	$5,856
Stock options	900	668	324

	8,169	7,714	6,180

Non-employee directors:
Restricted stock	710	671	679

Total stock-based compensation	$8,879	$8,385	$6,859

The Company records stock-based compensation expense for employees in employee compensation and benefits and for non-employee directors in general and administrative expenses in the Consolidated Statements of Operations.

MARKETAXESS HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

The weighted-average fair value for options granted during 2013, 2012 and 2011 was $19.61, $12.26 and $11.29, respectively. The following table represents the assumptions used for the Black-Scholes option-pricing model to determine the per share weighted-average fair value for options granted for the three years ended December 31, 2013:

	2013	2012	2011
Expected life (years)	9.9	5.0	9.9
Risk-free interest rate	1.9%	0.7%	3.3%
Expected volatility	44.3%	48.2%	48.0%
Expected dividend yield	1.2%	1.2%	1.3%

The following table reports stock option activity during the three years ended December 31, 2013 and the intrinsic value as of December 31, 2013:

			Remaining
	Number of	Weighted-Average	Contractual
	Shares	Exercise Price ($)	Term	Intrinsic Value ($)
				(In thousands)
Outstanding at December 31, 2010	4,403,562	9.09
Granted	340,771	21.60
Canceled	(211,323)	16.16
Exercised	(1,605,273)	10.21

Outstanding at December 31, 2011	2,927,737	9.42
Granted	13,292	32.45
Canceled	—	—
Exercised	(1,511,207)	5.64

Outstanding at December 31, 2012	1,429,822	13.62
Granted	51,597	41.75
Canceled	(4,348)	33.84
Exercised	(256,622)	12.33		10,723

Outstanding at December 31, 2013	1,220,449	15.01	4.0	63,369
Exercisable at December 31, 2013	1,023,337	12.68	3.4	55,515

The intrinsic value is the amount by which the closing price of the Company’s common stock on December 31, 2013 of $66.93 or the price on the day of exercise exceeds the exercise price of the stock options multiplied by the number of shares. As of December 31, 2013, there was $1.8 million of total unrecognized compensation cost related to non-vested stock options. That cost is expected to be recognized over a weighted-average period of 2.5 years.

MARKETAXESS HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Restricted Stock and Performance Shares

Restricted stock generally vests over a three or five-year period. Compensation expense is measured at the grant date and recognized ratably over the vesting period. Performance share awards are granted to certain senior managers. Each performance share award is earned or forfeited based on the level of achievement by the Company of pre-tax operating income on a per share basis before performance share and cash bonus expense. The pay-out ranges from zero to 150% of the performance share award. For each performance share earned, a participant is awarded an equal number of shares of restricted stock. Any restricted stock awarded to a participant vests and ceases to be restricted stock in two equal installments on each of the second and third anniversaries of the date of grant of the applicable performance share award. Compensation expense for performance shares is measured at the grant date and recognized on a graded basis over the vesting period. The pay-out achievement was 108.0%, 92.5%, and 145.0% of the performance award for 2013, 2012 and 2011, respectively. The following table reports performance share activity for the three years ended December 31, 2013:

Performance year	2013	2012	2011
Share pay-out at plan, net of forfeitures of 14,563 for 2011	42,908	44,843	63,102
Actual share pay-out in following year	46,340	41,481	91,498
Fair value per share on grant date	$35.98	$30.64	$21.56

The following table reports restricted stock and performance share activity during the three years ended December 31, 2013:

		Weighted-Average
	Number of	Grant Date Fair
	Restricted Shares	Value
Outstanding at December 31, 2010	1,244,864	$11.23
Granted	435,548
Performance share pay-out	130,552
Canceled	(279,081)
Vested	(574,172)

Outstanding at December 31, 2011	957,711	$15.69
Granted	206,965
Performance share pay-out	91,498
Canceled	(7,390)
Vested	(497,525)

Outstanding at December 31, 2012	751,259	$21.88
Granted	255,266
Performance share pay-out	41,481
Canceled	(93,358)
Vested	(384,914)

Outstanding at December 31, 2013	569,734	$31.86

As of December 31, 2013, there was $11.2 million of total unrecognized compensation expense related to non-vested restricted stock and performance shares. That cost is expected to be recognized over a weighted-average period of 1.8 years.

MARKETAXESS HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

11. Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per common share:

	Year Ended December 31,
	2013	2012	2011
	(In thousands, except per share amounts)
Net income from continuing operations	$68,563	$61,784	$49,447
Net income (loss) from discontinued operations	7,453	(1,715)	(1,743)

Net income	$76,016	$60,069	$47,704

Common stock—voting	36,886	36,101	34,420
Common stock—non-voting	—	415	2,586

Basic weighted average shares outstanding	36,886	36,516	37,006

Basic earnings per common share
Income from continuing operations	$1.86	$1.69	$1.34
Income (loss) from discontinued operations	0.20	(0.04)	(0.05)

Basic earnings per share	$2.06	$1.65	$1.29

Weighted average shares outstanding	36,886	36,516	37,006
Dilutive effect of stock options and restricted stock	1,002	1,300	2,602

Diluted weighted average shares outstanding	37,888	37,816	39,608

Diluted earnings per common share
Income from continuing operations	$1.81	$1.64	$1.25
Income (loss) from discontinued operations	0.20	(0.05)	(0.05)

Diluted earnings per share	$2.01	$1.59	$1.20

Stock options and restricted stock totaling 0.2 million shares, 0.1 million shares and 0.3 million shares for the years ended December 31, 2013, 2012 and 2011, respectively, were excluded from the computation of diluted earnings per share because their effect would have been antidilutive. The computation of diluted shares can vary among periods due, in part, to the change in the average price of the Company’s common stock.

12. Credit Facility

In January 2013, the Company entered into a three-year credit agreement (“Credit Agreement”) that provides for revolving loans and letters of credit up to an aggregate of $50.0 million (“Credit Facility”). As of December 31, 2013, there was $49.9 million available to borrow under the Credit Facility. Subject to satisfaction of certain specified conditions, the Company is permitted to upsize the Credit Facility by an additional $50.0 million in total.

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

MARKETAXESS HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

13. Commitments and Contingencies

Lease Commitments

The Company leases office space under non-cancelable lease agreements expiring at various dates through 2027. Office space leases are subject to escalation based on certain costs incurred by the landlord. Minimum rental commitments as of December 31, 2013 under such operating leases were as follows (in thousands):

Year ending December 31,
2014	$1,477
2015	1,699
2016	2,840
2017	2,764
2018 and thereafter	18,471

$27,251

Rental expense for the years ended December 31, 2013, 2012 and 2011 was $4.8 million, $2.1 million and $1.9 million, respectively, and is included in occupancy expense in the Consolidated Statements of Operations. Rental expense has been recorded based on the total minimum lease payments after giving effect to rent abatement and concessions, which are being amortized on a straight-line basis over the life of the lease. The Company is contingently obligated for standby letters of credit amounting to $1.3 million that were issued to landlords for office space.

On August 29, 2013, the Company executed a lease for approximately 16,000 square feet of office space in London, England. The lease expires in January 2027.

The Company has assigned two lease agreements on leased properties to separate third parties. The Company is contingently liable should the assignees default on future lease obligations through the lease termination dates of November 2015 and November 2020. The aggregate amount of future lease obligations under these arrangements is $2.8 million as of December 31, 2013.

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

MARKETAXESS HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Other

The Company, through two regulated subsidiaries, executes certain bond transactions between and among institutional investor and broker-dealer clients on a riskless principal basis by serving as counterparty to both the buyer and the seller in trades which settle through a third-party clearing organization. Settlement typically occurs within one to three trading days after the trade date. Cash settlement of the transaction occurs upon receipt or delivery of the underlying instrument that was traded. For the year ended December 31, 2013, revenues from riskless principal trading were approximately $6.0 million. Under securities clearing agreements with the independent third party, the Company maintains a collateral deposit with the clearing broker in the form of cash. As of December 31, 2013, the amount of the collateral deposit included in prepaid expenses and other assets in the Consolidated Statements of Financial Condition was $0.9 million. The Company is exposed to credit risk in the event a counterparty does not fulfill its obligation to complete a transaction. Pursuant to the terms of the securities clearing agreements between the Company and the independent clearing broker, the clearing broker has the right to charge the Company for losses resulting from a counterparty’s failure to fulfill its contractual obligations. The losses are not capped at a maximum amount and apply to all trades executed through the clearing broker. At December 31, 2013, the Company had not recorded any liabilities with regard to this right.

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

14. Sale of Discontinued Operations

On September 30, 2013, the Company executed a stock purchase agreement to sell 100% of the outstanding shares of Greenline, a wholly owned subsidiary of the Company, to CameronTec Intressenter AB. The transaction closed on October 8, 2013. The aggregate purchase price was $11.0 million in cash, including a post-closing working capital adjustment. The Company recognized a gain on the disposition of $7.6 million, net of a tax benefit.

Greenline’s operating results have been classified as discontinued operations in the Consolidated Statement of Operations. The following is a summary of Greenline’s operating results:

	Year Ended December 31,
	2013	2012	2011
	(In thousands)
Revenues	$6,137	$7,364	$9,227
Expenses	6,384	10,048	11,944

Loss before income taxes and gain on the sale from discontinued operations	(247)	(2,684)	(2,717)
Benefit for income taxes	(58)	(969)	(974)
Gain on the sale of discontinued operations, net of tax benefit	7,642	—	—

Income (loss) from discontinued operations	$7,453	$(1,715)	$(1,743)

15. Related Party

In February 2012, the Company completed a registered underwritten secondary public offering of 3,597,333 shares of common stock held by JPM. The Company did not receive any of the proceeds of the offering. In addition, the Company repurchased 1,821,730 shares of non-voting common stock held by JPM. Immediately following the offering, JPM no longer held shares of common stock in the Company and is no longer considered a related party. The Company generated commissions, technology products and services revenues, information and user access fees, investment income and other income from JPM totaling $1.6 million and $7.5 million for the two months ended February 28, 2012 and the year ended December 31, 2011, respectively.

MARKETAXESS HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

16. Segment Information

The Company operates an electronic multi-party platform for the trading of fixed-income securities and provides related data analytics, compliance tools and post-trade services. The Company’s operations constitute a single business segment because of the highly integrated nature of these product and services, of the financial markets in which the Company competes and of the Company’s worldwide business activities. The Company believes that results by geographic region or client sector are not necessarily meaningful in understanding its business.

17. Retirement Savings Plans

The Company, through its U.S. and U.K. subsidiaries, offers its employees the opportunity to invest in defined contribution plans. For the years ended December 31, 2013, 2012 and 2011, the Company contributed $0.8 million, $0.7 million and $0.7 million, respectively, to the plans.

18. Customer Concentration

During the years ended December 31, 2013, 2012 and 2011, no single client accounted for more than 10% of total revenue. One institutional investor client accounted for approximately 12.5%, 13.5% and 14.6% of trading volumes during the years ended December 31, 2013, 2012 and 2011, respectively. As of December 31, 2013, investment funds managed by this institutional investor client beneficially owned approximately 9% of the outstanding shares of the Company’s common stock, primarily through passive index and ETF funds.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Our management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our “disclosure controls and procedures,” as that term is defined in Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of December 31, 2013. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective to ensure that information required to be disclosed by MarketAxess in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and to ensure that information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2013 identified in connection with the evaluation thereof by our management, including the Chief Executive Officer and Chief Financial Officer, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s annual report on internal control over financial reporting and the report of our independent registered public accounting firm appears in Part II, Item  8. “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

Item  9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this item is incorporated herein by reference to the sections entitled “Proposal 1 — Election of Directors,” “Corporate Governance and Board Matters,” “Executive Officers” and “Other Matters — Section 16(a) beneficial ownership reporting compliance” in the Company’s definitive Proxy Statement (the “Proxy Statement”) for the Annual Meeting of Stockholders to be held in the second quarter of 2014. The Company intends to file the Proxy Statement within 120 days after the end of its fiscal year (i.e., on or before April 30, 2014). The Company’s Code of Conduct applicable to directors and all employees, including senior financial officers, is available on the Company’s website at www.marketaxess.com. If the Company makes any amendments to its Code of Conduct that is required to be disclosed pursuant to the Exchange Act, the Company will make such disclosures on its website.

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

Equity Compensation Plan Information

The following table provides certain information regarding common stock authorized for issuance under the Company’s equity compensation plans as of December 31, 2013:

	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by stockholders (1)	1,220,449	$15.01	4,867,460

(1)	These plans consist of the Company’s 2012 Incentive Plan and 2001 Stock Incentive Plan.

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

(b) Exhibit Listing

Number	Description

2.1	Share Purchase Agreement, dated October 26, 2012 by and among MarketAxess Holdings Inc. and Euroclear S.A./N.V. (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K/A dated November 2, 2012)

3.1(a)	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.2 to the registrant’s Registration Statement on Form S-1, as amended (Registration No. 333-112718))

3.1(b)	Form of Certificate of Designation of Series A Preferred Stock of MarketAxess Holdings Inc. (incorporated by reference to Exhibit 3.1 to the registrant’s Registration Statement on Form 8-A dated June 3, 2008)

3.2(a)	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.4 to the registrant’s Registration Statement on Form S-1, as amended (Registration No. 333-112718))

3.2(b)	Amendment No. 1 to the Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K dated January 25, 2013)

4.1	Specimen Common Stock certificate (incorporated by reference to Exhibit 4.1 to the registrant’s Registration Statement on Form S-1, as amended (Registration No. 333-112718))

4.2	See Exhibits 3.1 and 3.2 for provisions defining the rights of holders of common stock and non-voting common stock of the registrant

10.1(a)	MarketAxess Holdings Inc. Amended and Restated 2001 Stock Incentive Plan (incorporated by reference to exhibit 10.7 to the registrant’s Annual Report on Form 10-K dated February 17, 2012)#

10.1(b)	Amendment to the MarketAxess Holdings Inc. 2001 and 2000 Stock Incentive Plans (incorporated by reference to Exhibit 10.9 to the registrant’s Registration Statement on Form S-1, as amended (Registration No. 333-112718)) #

10.2	MarketAxess Holdings Inc. 2012 Incentive Plan (incorporated by reference to Appendix A to the registrant’s Proxy Statement for its Annual Meeting for Stockholders held on June 7, 2012, filed on April 25, 2012)#

10.3	MarketAxess Holdings Inc. 2004 Annual Performance Incentive Plan (incorporated by reference to Exhibit 10.11 to the registrant’s Registration Statement on Form S-1, as amended (Registration No. 333-112718)) #

10.4	MarketAxess Holdings Inc. 2009 Code Section 162(m) Executive Performance Incentive Plan (incorporated by reference to Appendix B to the registrant’s Proxy Statement for its Annual Meeting for Stockholders held on June 7, 2012, filed on April 25, 2012)#

10.5(a)	Form of Restricted Stock Agreement for Richard M. McVey pursuant to the MarketAxess Holdings Inc. 2012 Incentive Plan (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K dated January 23, 2009)#

10.5(b)	Form of Restricted Stock Agreement for Employees other than Richard M. McVey pursuant to the MarketAxess Holdings Inc. 2012 Incentive Plan (incorporated by reference to Exhibit 10.3 to the registrant’s Current Report on Form 8-K dated January 15, 2008)#

Number	Description

10.6(a)	Form of Restricted Stock Unit Agreement for Richard M. McVey pursuant to the MarketAxess Holdings Inc. 2012 Incentive Plan (incorporated by reference to Exhibit 10.3 to the registrant’s Current Report on Form 8-K dated January 19, 2011)#

10.6(b)	Form of Restricted Stock Unit Agreement for employees other than Richard M. McVey pursuant to the MarketAxess Holdings Inc. 2012 Incentive Plan (incorporated by reference to Exhibit 10.4 to the registrant’s Current Report on Form 8-K dated January 19, 2011)#

10.6(c)	Guidelines for Restricted Stock Units granted under the MarketAxess Holdings Inc. 2012 Incentive Plan (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K dated January 19, 2011)#

10.7(a)	Form of Performance Share Award Agreement for Richard M. McVey pursuant to the MarketAxess Holdings Inc. 2012 Incentive Plan (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K dated January 15,
2008)#

10.7(b)	Form of Performance Share Award Agreement for Employees other than Richard M. McVey pursuant to the MarketAxess Holdings Inc. 2012 Incentive Plan (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K dated January 15, 2008)#

10.8(a)	Form of Incentive Stock Option Agreement for Mr. McVey pursuant to the MarketAxess Holdings Inc. 2012 Incentive Plan (incorporated by reference to Exhibit 10.5 to the registrant’s Current Report on Form 8-K dated January 15, 2008)#

10.8(b)	Form of Incentive Stock Option Agreement for Employees other than Richard M. McVey pursuant to the MarketAxess Holdings Inc. 2012 Incentive Plan (incorporated by reference to Exhibit 10.4 to the registrant’s Current Report on Form 8-K dated January 15, 2008)#

10.8(c)	Form of Non-Qualified Stock Option Agreement pursuant to the MarketAxess Holdings Inc. 2012 Incentive Plan (incorporated by reference to Appendix C to the registrant’s Proxy Statement for its Annual Meeting of Stockholders held on June 7, 2006, filed on May 1, 2006)#

10.9(a)	MarketAxess Severance Pay Plan, effective August 1, 2006 (incorporated by reference to Exhibit 10.28(a) to the registrant’s Form 10-K for the year ended December 31, 2009 filed on March 3, 2009)#

10.9(b)	Amendment No. 1 to MarketAxess Severance Pay Plan, dated as of December 17, 2008 (incorporated by reference to Exhibit 10.28(b) to the registrant’s Form 10-K for the year ended December 31, 2009 filed on March 3, 2009)#

10.10(a)	Letter Agreement, dated January 19, 2011, by and between MarketAxess Holdings Inc. and Richard M. McVey (incorporated by reference to Exhibit 10.4 to the registrant’s Current Report on Form 8-K dated January 14, 2011)#

10.10(b)

Incentive Stock Option Agreement, dated January 19, 2011, by and between MarketAxess Holdings Inc. and Richard M. McVey (incorporated by reference to Exhibit 10.6 to the registrant’s Current Report on Form 8-K dated January 19, 2011)#

10.10(c)	Restricted Stock Unit Agreement, dated January 19, 2011, by and between MarketAxess Holdings Inc. and Richard M. McVey (incorporated by reference to Exhibit 10.8 to the registrant’s Current Report on Form 8-K dated January 19, 2011)#

Number	Description

10.11(a)	Credit Agreement, dated as of January 14, 2013, among MarketAxess Holdings Inc., the lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K dated January 14, 2013)

10.11(b)	Guarantee Agreement, made as of January 14, 2013, by and among MarketAxess Technologies Inc. and Greenline Financial Technologies, Inc., as initial guarantors, in favor of JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K dated January 14, 2013)

10.11(c)	Pledge and Security Agreement, dated as of January 14, 2013, by and between MarketAxess Holdings Inc. and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.3 to the registrant’s Current Report on Form 8-K dated January 14, 2013)

21.1*	Subsidiaries of the Registrant

23.1*	Consent of PricewaterhouseCoopers LLP

31.1*	Certification by Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification by Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

*	Filed herewith.
**	Attached as Exhibit 101 to this Annual Report on Form 10-K are the following materials, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Financial Condition as of December 31, 2013 and December 31, 2012; (ii) Consolidated Statements of Operations for the Years Ended December 31, 2013, 2012 and 2011; (iii) Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2013, 2012 and 2011; (iv) Consolidated Statement of Stockholders’ Equity for the Years Ended December 31, 2013, 2012 and 2011; (v) Consolidated Statements of Cash Flows for the Years Ended December 31, 2013, 2012 and 2011; and (vi) Notes to the Consolidated Financial Statements.

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

Date: February 24, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title(s)	Date

/s/ RICHARD M. MCVEY Richard M. McVey	Chief Executive Officer and Chairman of the Board of Directors (principal executive officer)	February 24, 2014

/s/ ANTONIO L. DELISE Antonio L. DeLise	Chief Financial Officer (principal financial and accounting officer)	February 24, 2014

/s/ STEVEN L. BEGLEITER Steven L. Begleiter	Director	February 24, 2014

/s/ STEPHEN P. CASPER Stephen P. Casper	Director	February 24, 2014

/s/ JANE CHWICK Jane Chwick	Director	February 24, 2014

/s/ WILLIAM CRUGER William Cruger	Director	February 24, 2014

/s/ LESLEY DANIELS WEBSTER Lesley Daniels Webster	Director	February 24, 2014

/s/ DAVID G. GOMACH David G. Gomach	Director	February 24, 2014

/s/ CARLOS M. HERNANDEZ Carlos M. Hernandez	Director	February 24, 2014

/s/ RONALD M. HERSCH Ronald M. Hersch	Director	February 24, 2014

/s/ JOHN STEINHARDT John Steinhardt	Director	February 24, 2014

/s/ JAMES J. SULLIVAN James J. Sullivan	Director	February 24, 2014