Form 10-Q
period 2014-03-31
MARKETAXESS HOLDINGS INC
filed 2014-04-25
CIK 1278021

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

or

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

As of April 24, 2014, the number of shares of the Registrant’s voting common stock outstanding was 37,719,562.

MARKETAXESS HOLDINGS INC.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2014

PART I — Financial Information

Item 1. Financial Statements

MARKETAXESS HOLDINGS INC.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Unaudited)

	As of
	March 31, 2014	December 31, 2013
	(In thousands, except share and per share amounts)
ASSETS
Cash and cash equivalents	$130,045	$132,691
Securities available-for-sale, at fair value	63,483	67,742
Accounts receivable, net of allowance of $170 and $133 as of March 31, 2014 and December 31, 2013, respectively	39,077	34,158
Goodwill and intangible assets, net of accumulated amortization	68,127	68,697
Furniture, equipment, leasehold improvements and capitalized software, net of accumulated depreciation and amortization	33,393	32,703
Prepaid expenses and other assets	9,333	10,640
Deferred tax assets, net	2,915	4,947

Total assets	$346,373	$351,578

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Accrued employee compensation	$6,183	$23,811
Deferred revenue	2,722	2,713
Accounts payable, accrued expenses and other liabilities	19,207	14,692

Total liabilities	28,112	41,216

Commitments and Contingencies (Note 11)	—	—
Stockholders’ equity
Preferred stock, $0.001 par value, 4,855,000 shares authorized, no shares issued and outstanding as of March 31, 2014 and December 31, 2013	—	—
Series A Preferred Stock, $0.001 par value, 110,000 shares authorized, no shares issued and outstanding as of March 31, 2014 and December 31, 2013	—	—
Common stock voting, $0.003 par value, 110,000,000 shares authorized, 39,320,842 shares and 39,224,016 shares issued and 37,771,683 shares and 37,728,857 shares outstanding as of March 31, 2014 and December 31, 2013, respectively	119	119
Common stock non-voting, $0.003 par value, 10,000,000 shares authorized, no shares issued and outstanding as of March 31, 2014 and December 31, 2013	—	—
Additional paid-in capital	295,617	295,557
Treasury stock—Common stock voting, at cost, 1,549,159 and 1,495,159 shares as of March 31, 2014 and December 31, 2013, respectively	(35,659)	(32,273)
Retained earnings	62,471	51,042
Accumulated other comprehensive loss	(4,287)	(4,083)

Total stockholders’ equity	318,261	310,362

Total liabilities and stockholders’ equity	$346,373	$351,578

The accompanying notes are an integral part of these consolidated financial statements.

MARKETAXESS HOLDINGS INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
	2014	2013
	(In thousands, except per share amounts)
Revenues
Commissions	$51,989	$47,186
Information and post-trade services	8,079	3,703
Technology products and services	2,036	1,233
Investment income	146	132
Other	1,148	1,397

Total revenues	63,398	53,651

Expenses
Employee compensation and benefits	18,609	15,016
Depreciation and amortization	4,121	2,286
Technology and communications	4,492	3,146
Professional and consulting fees	3,972	4,303
Occupancy	1,089	797
Marketing and advertising	1,209	935
General and administrative	2,198	2,497

Total expenses	35,690	28,980

Income before income taxes from continuing operations	27,708	24,671
Provision for income taxes	10,233	9,126

Net income from continuing operations	17,475	15,545
Loss from discontinued operations, net of income taxes	—	(219)

Net income	$17,475	$15,326

Basic earnings per common share
Income from continuing operations	$0.47	$0.42
Loss from discontinued operations	—	—

Net income per common share	$0.47	$0.42

Diluted earnings per common share
Income from continuing operations	$0.46	$0.41
Loss from discontinued operations	—	—

Net income per common share	$0.46	$0.41

Cash dividends declared per common share	$0.16	$0.13
Weighted average shares outstanding
Basic	37,121	36,774
Diluted	38,096	37,673

The accompanying notes are an integral part of these consolidated financial statements.

MARKETAXESS HOLDINGS INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended March 31,
	2014	2013
	(In thousands)
Net income	$17,475	$15,326

Net cumulative translation adjustment and foreign currency exchange hedge, net of tax of $(146) and $73, respectively	(234)	116

Net unrealized gain (loss) on securities available-for-sale, net of tax of $32, and $(19), respectively	52	(32)
Less: reclassification adjustment for realized gain from securities available-for-sale included in Other Income, net of tax of $(13) and $(299), respectively	(22)	(474)

Net changed in unrealized gain (loss) on securities available-for-sale, net of tax	30	(506)

Comprehensive Income	$17,271	$14,936

The accompanying notes are an integral part of these consolidated financial statements.

MARKETAXESS HOLDINGS INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

	Common Stock Voting	Additional Paid-In Capital	Treasury Stock - Common Stock Voting	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	(In thousands)
Balance at December 31, 2013	$119	$295,557	$(32,273)	$51,042	$(4,083)	$310,362
Net income	—	—	—	17,475	—	17,475
Cumulative translation adjustment and foreign currency exchange hedge, net of tax	—	—	—	—	(234)	(234)
Unrealized net gain on securities available-for-sale, net of tax	—	—	—	—	30	30
Stock-based compensation	—	2,316	—	—	—	2,316
Exercise of stock options	—	419	—	—	—	419
Withholding tax payments on restricted stock vesting and stock option exercises	—	(4,927)	—	—	—	(4,927)
Excess tax benefits from stock-based compensation	—	2,252	—	—	—	2,252
Repurchases of common stock	—	—	(3,386)	—	—	(3,386)
Cash dividend on common stock	—	—	—	(6,046)	—	(6,046)

Balance at March 31, 2014	$119	$295,617	$(35,659)	$62,471	$(4,287)	$318,261

The accompanying notes are an integral part of these consolidated financial statements.

MARKETAXESS HOLDINGS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2014	2013
	(In thousands)
Cash flows from operating activities
Net income	$17,475	$15,326
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,121	2,569
Stock-based compensation expense	2,316	1,997
Deferred taxes	2,159	2,764
Other	558	(267)
Changes in operating assets and liabilities:
(Increase) in accounts receivable	(4,919)	(1,136)
Decrease in prepaid expenses and other assets	1,313	76
(Decrease) in accrued employee compensation	(17,628)	(14,969)
Increase (decrease) in deferred revenue	9	(1,041)
Increase in accounts payable, accrued expenses and other liabilities	4,743	4,960

Net cash provided by operating activities	10,147	10,279

Cash flows from investing activities
Acquisition of business, net of cash acquired	—	(37,118)
Securities available-for-sale:
Proceeds from sales	—	30,900
Proceeds from maturities	3,750	2,770
Purchases of furniture, equipment and leasehold improvements	(1,622)	(794)
Capitalization of software development costs	(2,571)	(1,366)
Other	(6)	64

Net cash (used in ) investing activities	(449)	(5,544)

Cash flows from financing activities
Cash dividend on common stock	(6,232)	(5,405)
Exercise of stock options	419	630
Withholding tax payments on restricted stock vesting and stock option exercises	(4,927)	(5,001)
Excess tax benefits from stock-based compensation	2,252	1,927
Repurchases of common stock	(3,386)	—
Other	(42)	(78)

Net cash (used in) financing activities	(11,916)	(7,927)

Effect of exchange rate changes on cash and cash equivalents	(428)	203

Cash and cash equivalents
Net (decrease) for the period	(2,646)	(2,989)
Beginning of period	132,691	128,908

End of period	$130,045	$125,919

Supplemental cash flow information:
Cash paid during the year
Cash paid for income taxes	$878	$829
Non-cash investing and financing activity:
Liabilities assumed in connection with the Xtrakter acquisition:
Fair value of assets acquired		$44,486
Cash paid for the capital stock		(37,118)

Liabilities assumed		$7,368

The accompanying notes are an integral part of these consolidated financial statements.

MARKETAXESS HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Unaudited

1. Organization and Principal Business Activity

MarketAxess Holdings Inc. (the “Company” or “MarketAxess”) was incorporated in the State of Delaware on April 11, 2000. Through its subsidiaries, the Company operates an electronic trading platform for corporate bonds and other types of fixed-income instruments through which the Company’s institutional investor clients can access liquidity provided by its broker-dealer and other institutional clients. The Company’s multi-dealer trading platform allows its institutional investor clients to simultaneously request competitive, executable bids or offers from multiple broker-dealers, and to execute trades with the broker-dealer of their choice. The Company’s trading platform provides access to global liquidity in U.S. high-grade corporate bonds, emerging markets and high-yield bonds, European bonds, U.S. agency bonds, credit default swaps and other fixed-income securities. The Company also executes certain bond transactions between and among institutional investor and broker-dealer clients on a matched principal (often called “riskless principal”) basis by serving as counterparty to both the buyer and the seller in trades which then settle through a third-party clearing broker. The Company provides fixed-income market data, analytics and compliance tools that help its clients make trading decisions. The Company also provides trade matching and regulatory transaction reporting services to the securities markets. In addition, the Company provides technology solutions and professional consulting services to fixed-income industry participants.

2. Significant Accounting Policies

Basis of Presentation

The consolidated financial statements include the accounts of the Company and its subsidiaries. All intercompany transactions and balances have been eliminated. These consolidated financial statements are unaudited and should be read in conjunction with the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013. The consolidated financial information as of December 31, 2013 has been derived from audited financial statements not included herein.

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

Cash and Cash Equivalents

Cash and cash equivalents includes cash and money market instruments that are primarily maintained at one major global bank. Given this concentration, the Company is exposed to certain credit risk in relation to its deposits at this bank. The Company defines cash equivalents as short-term interest-bearing investments with maturities at the time of purchase of three months or less.

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

The Company assesses whether an other-than-temporary impairment loss on the investments has occurred due to declines in fair value or other market conditions. The portion of an other-than-temporary impairment related to credit loss is recorded as a charge in the Consolidated Statements of Operations. The remainder is recognized in accumulated other comprehensive loss if the Company does not intend to sell the security and it is more likely than not that the Company will not be required to sell the security prior to recovery. No charges for other-than-temporary losses were recorded during the three months ended March 31, 2014 and 2013.

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

Software Development Costs

The Company capitalizes certain costs associated with the development of internal use software, including among other items, employee compensation and related benefits and third-party consulting costs at the point at which the conceptual formulation, design and testing of possible software project alternatives have been completed. Once the product is ready for its intended use, such costs are amortized on a straight-line basis over three years. The Company reviews the amounts capitalized for impairment whenever events or changes in circumstances indicate that the carrying amounts of the assets may not be recoverable.

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

Commission revenue. Commissions are generally calculated as a percentage of the notional dollar volume of bonds traded on the platform and vary based on the type and maturity of the bond traded. Under the Company’s transaction fee plans, bonds that are more actively traded or that have shorter maturities are generally charged lower commissions, while bonds that are less actively traded or that have longer maturities generally command higher commissions. For trades that the Company executes between and among institutional investor and broker-dealer clients on a matched principal basis by serving as counterparty to both the buyer and the seller, the Company earns the commission through the difference in price between the two matched principal trades. Fee programs for certain products include distribution fees which are recognized monthly.

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

Technology products and services. The Company generates revenues from professional consulting services, technology software licenses and maintenance and support services (referred to as post-contract technical support or “PCS”). Revenue is generally recognized when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable and collection is considered probable.

The Company enters into time and materials professional consulting contracts unrelated to any software product. Revenue for time and materials contracts is recognized as services are performed. The Company generally sells software license subscriptions on a stand-alone basis or software licenses and PCS together as part of multiple-element arrangements. Revenue for software license subscriptions is recognized ratably over the contract period. For arrangements that include multiple elements, generally software licenses and PCS, the Company allocates and defers revenue for the undelivered items based on vendor specific objective evidence (“VSOE”) of the fair value of the undelivered elements and recognizes the difference between the total arrangement fee and the amount deferred for the undelivered items as license revenue. When VSOE does not exist for undelivered items, the entire arrangement fee is recognized ratably over the performance period. For PCS, the term is typically one year and revenue is recognized over the duration of the arrangement on a straight-line basis.

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

3. Net Capital Requirements

Certain U.S. subsidiaries of the Company are registered as a broker-dealer or swap execution facility and therefore are subject to the applicable rules and regulations of the SEC and the Commodity Futures Trading Commission. These rules contain minimum net capital requirements, as defined in the applicable regulations, and also may require a significant part of the registrants’ assets be kept in relatively liquid form. Certain of the Company’s foreign subsidiaries are regulated by the Financial Conduct Authority in the U.K. or Ontario Securities Commission in Canada and must maintain financial resources, as defined in the applicable regulations, in excess of the applicable financial resources requirement. As of March 31, 2014, each of the Company’s subsidiaries that are subject to these regulations had net capital or financial resources in excess of their minimum requirements. As of March 31, 2014, aggregate net capital and financial resources was $74.2 million in excess of required levels of $11.6 million.

Each of the Company’s U.S. and foreign regulated subsidiaries are subject to local regulations which generally prohibit repayment of borrowings from the Company or affiliates, paying cash dividends, making loans to the Company or affiliates or otherwise entering into transactions that result in a significant reduction in regulatory net capital or financial resources without prior notification to or approval from such regulated entity’s principal regulator.

4. Fair Value Measurements

The following table summarizes the valuation of the Company’s assets and liabilities measured at fair value as categorized based on the hierarchy described in Note 2.

	Level 1	Level 2	Level 3	Total
	(In thousands)
As of March 31, 2014
Money market funds	$90,862	$—	$—	$90,862
Securities available-for-sale
Municipal securities	—	14,198	—	14,198
Corporate bonds	—	49,285	—	49,285
Foreign currency forward position	—	(339)	—	(339)

	$90,862	$63,144	$—	$154,006

As of December 31, 2013
Money market funds	$90,536	$—	$—	$90,536
Securities available-for-sale
Municipal securities	—	16,052	—	16,052
Corporate bonds	—	51,690	—	51,690
Foreign currency forward position	—	(472)	—	(472)

	$90,536	$67,270	$—	$157,806

Securities classified within Level 2 were valued using a market approach utilizing prices and other relevant information generated by market transactions involving comparable assets. The foreign currency forward contracts are classified within Level 2 as the valuation inputs are based on quoted market prices. There were no financial assets classified within Level 3 during the three months ended March 31, 2014 and 2013.

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

	As of
	March 31, 2014	December 31, 2013
	(In thousands)
Notional value	$32,881	$29,431
Fair value of notional	33,220	29,903

Fair value of the liability	$(339)	$(472)

The following is a summary of the Company’s securities available-for-sale:

		Gross	Gross	Estimated
	Amortized	unrealized	unrealized	fair
	cost	gains	losses	value
	(In thousands)
As of March 31, 2014
Municipal securities	$14,193	$8	$(3)	$14,198
Corporate bonds	49,127	163	(5)	49,285

Total securities available-for-sale	$63,320	$171	$(8)	$63,483

As of December 31, 2013
Municipal securities	$16,049	$9	$(6)	$16,052
Corporate bonds	51,579	124	(13)	51,690

Total securities available-for-sale	$67,628	$133	$(19)	$67,742

The following table summarizes the contractual maturities of securities available-for-sale:

	As of
	March 31, 2014	December 31, 2013
	(In thousands)
Less than one year	$21,314	$12,332
Due in 1 - 5 years	42,169	55,410

Total securities available-for-sale	$63,483	$67,742

Proceeds from the sales and maturities of securities available-for-sale during the three months ended March 31, 2014 and 2013 were $3.8 million and $33.7 million, respectively.

The following table provides fair values and unrealized losses on securities available-for-sale and by the aging of the securities’ continuous unrealized loss position as of March 31, 2014 and December 31, 2013:

	Less than Twelve Months		Twelve Months or More		Total
	Estimated	Gross	Estimated	Gross	Estimated	Gross
	fair	unrealized	fair	unrealized	fair	unrealized
	value	losses	value	losses	value	losses
	(In thousands)
As of March 31, 2014
Municipal securities	$552	$(3)	$—	$—	$552	$(3)
Corporate bonds	2,064	(5)	—	—	2,064	(5)

Total	$2,616	$(8)	$—	$—	$2,616	$(8)

As of December 31, 2013
Municipal securities	$4,955	$(6)	$—	$—	$4,955	$(6)
Corporate bonds	10,728	(13)	—	—	10,728	(13)

Total	$15,683	$(19)	$—	$—	$15,683	$(19)

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

From the date of acquisition to March 31, 2013, Xtrakter-related revenue and net income of $1.9 million and $0.1 million, respectively, have been included in the Company’s Consolidated Statements of Operations. The following unaudited pro forma consolidated financial information reflects the results of operations of the Company for the three months ended March 31, 2013, as if the acquisition of Xtrakter had occurred as of the beginning of the period presented, after giving effect to certain purchase accounting adjustments. The pro forma results are not necessarily indicative of what the Company’s operating results would have been had the acquisition actually taken place at the beginning of the period presented. The pro forma financial information includes the amortization charges from acquired intangible assets, adjustments to interest income to reflect the cash purchase price and related tax effects.

Three Months Ended March 31, 2013
(In thousands, except per share amounts)
Revenues	$57,575
Income before income taxes	$24,707
Net income	$15,561
Basic net income per common share	$0.42
Diluted net income per common share	$0.41

6. Goodwill and Intangible Assets

Goodwill and intangible assets with indefinite lives was $59.7 million as of both March 31, 2014 and December 31, 2013. Intangible assets that are subject to amortization, including the related accumulated amortization, are comprised of the following:

	March 31, 2014			December 31, 2013
	Cost	Accumulated Amortization	Net Carrying Amount	Cost	Accumulated Amortization	Net Carrying Amount
	(In thousands)
Technology	$5,770	$(2,576)	$3,194	$5,770	$(2,159)	$3,611
Customer relationships	5,700	(914)	4,786	5,698	(816)	4,882
Non-competition agreements	380	(137)	243	380	(106)	274
Tradenames	370	(178)	192	370	(153)	217

Total	$12,220	$(3,805)	$8,415	$12,218	$(3,234)	$8,984

Amortization expense associated with identifiable intangible assets was $0.6 million and $0.2 million for the three months ended March 31, 2014 and 2013, respectively. Estimated total amortization expense is $2.3 million for each of 2014 and 2015, $0.7 million for 2016 and $0.4 million for each of 2017 and 2018.

7. Income Taxes

The provision for income taxes from continuing operations consists of the following:

	Three Months Ended March 31,
	2014	2013
	(In thousands)
Current:
Federal	$4,994	$4,241
State and local	1,186	1,088
Foreign	(267)	(127)

Total current provision	5,913	5,202

Deferred:
Federal	3,331	3,235
State and local	511	586
Foreign	478	103

Total deferred provision	4,320	3,924

Provision for income taxes	$10,233	$9,126

The following is a summary of the Company’s net deferred tax assets:

	As of
	March 31, 2014	December 31, 2013
	(In thousands)
Deferred tax assets and liabilities	$10,634	$12,690
Valuation allowance	(7,719)	(7,743)

Deferred tax assets, net	$2,915	$4,947

The Company or one of its subsidiaries files U.S. federal, state and foreign income tax returns. Income tax returns for New York City (through 2003) and state (through 2006) and Connecticut state (through 2003) tax returns have been audited. Examinations of the Company’s federal tax return for 2011 and 2012 and New York state franchise tax returns for 2007 through 2009 are currently underway. The Company cannot estimate when the examinations will conclude.

Effective January 1, 2013, the Company has determined that unremitted earnings of its foreign subsidiaries will be considered indefinitely reinvested outside of the United States.

8. Stock-Based Compensation Plans

Stock-based compensation expense for the three months ended March 31, 2014 and 2013 was as follows:

	Three Months Ended March 31,
	2014	2013
	(In thousands)
Employees	$2,089	$1,846
Non-employee directors	227	151

Total stock-based compensation	$2,316	$1,997

The Company records stock-based compensation for employees in employee compensation and benefits and for non-employee directors in general and administrative expenses in the Consolidated Statements of Operations.

During the three months ended March 31, 2014, the Company granted to employees a total of 140,949 shares of restricted stock or restricted stock units, performance-based shares with an expected pay-out at target of 29,678 shares of common stock and 382 options to purchase shares of common stock. The fair value of the restricted stock and performance-based share awards was based on a weighted-average grant date fair value per share of $62.26 and $63.07, respectively. Based on the Black-Scholes option pricing model, the weighted-average fair value for each option granted was $19.25 per share. As of March 31, 2014, the total unrecognized compensation cost related to non-vested awards was $17.4 million. That cost is expected to be recognized over a weighted-average period of 2.0 years.

9. Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per common share:

	Three Months Ended March 31,
	2014	2013
	(In thousands, except per share amounts)
Net income from continuing operations	$17,475	$15,545
Loss from discontinued operations	—	(219)

Net income	$17,475	$15,326

Weighted average common shares outstanding	37,121	36,774
Basic earnings per common share
Income from continuing operations	$0.47	$0.42
Loss from discontinued operations	—	—

Basic earnings per share	$0.47	$0.42

Weighted average common shares outstanding	37,121	36,774
Dilutive effect of stock options and restricted stock	975	899

Diluted weighted average shares outstanding	38,096	37,673

Diluted earnings per common share
Income from continuing operations	$0.46	$0.41
Loss from discontinued operations	—	—

Diluted earnings per share	$0.46	$0.41

Stock options and restricted stock totaling 182,391 shares and 482,716 shares for the three months ended March 31, 2014 and 2013, respectively, were excluded from the computation of diluted earnings per share because their effect would have been antidilutive. The computation of diluted shares can vary among periods due, in part, to the change in the average price of the Company’s common stock.

10. Credit Facility

In January 2013, the Company entered into a three-year credit agreement (“Credit Agreement”) that provides for revolving loans and letters of credit up to an aggregate of $50.0 million (“Credit Facility”). As of March 31, 2014, there was $49.9 million available to borrow under the Credit Facility. Subject to satisfaction of certain specified conditions, the Company is permitted to upsize the Credit Facility by an additional $50.0 million in total.

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

The Company’s existing and future material domestic subsidiaries (other than any broker-dealer subsidiary) have guaranteed the Company’s obligations under the Credit Agreement. Subject to customary exceptions and exclusions, the Credit Facility is collateralized by first priority pledges (subject to permitted liens) of substantially all of the Company’s personal property assets and the personal property assets of the Company’s domestic subsidiaries that have guaranteed the Credit Facility, including the equity interests of the Company’s domestic subsidiaries and the equity interests of certain of the Company’s foreign subsidiaries (limited, in the case of the voting equity interests of the foreign subsidiaries, to a pledge of 65% of those equity interests).

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

11. Commitments and Contingencies

Lease Commitments

The Company leases office space under non-cancelable lease agreements expiring at various dates through 2027. Office space leases are subject to escalation based on certain costs incurred by the landlord. Minimum rental commitments as of March 31, 2014 under such operating leases were as follows (in thousands):

Remainder of 2014	$1,118
2015	1,703
2016	2,848
2017	2,772
2018	2,939
2019 and thereafter	15,605

$26,985

Rental expense was $0.9 million and $0.7 million for the three months ended March 31, 2014 and 2013, respectively, and is included in occupancy expense in the Consolidated Statements of Operations. Rental expense has been recorded based on the total minimum lease payments after giving effect to rent abatement and concessions, which are being amortized on a straight-line basis over the life of the lease. The Company is contingently obligated for standby letters of credit amounting to $1.3 million that were issued to landlords for office space.

The Company has assigned two lease agreements on leased properties to separate third parties. The Company is contingently liable should the assignees default on future lease obligations through the lease termination dates of November 2015 and November 2020. The aggregate amount of future lease obligations under these arrangements is $2.6 million as of March 31, 2014.

Legal Matters

In the normal course of business, the Company and its subsidiaries included in the consolidated financial statements may be involved in various lawsuits, proceedings and regulatory examinations. The Company assesses its liabilities and contingencies in connection with outstanding legal proceedings, if any, utilizing the latest information available. For matters where it is probable that the Company will incur a material loss and the amount can be reasonably estimated, the Company would establish an accrual for the loss. Once established, the accrual would be adjusted to reflect any relevant developments. When a loss contingency is not both probable and estimable, the Company does not establish an accrual.

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

Other

The Company, through two regulated subsidiaries, executes certain bond transactions between and among institutional investor and broker-dealer clients on a matched principal basis by serving as counterparty to both the buyer and the seller in trades which then settle through a third-party clearing broker. Settlement typically occurs within one to three trading days after the trade date. Cash settlement of the transaction occurs upon receipt or delivery of the underlying instrument that was traded. For the three months ended March 31, 2014 and 2013, revenues from matched principal transactions were $1.1 million and $1.3 million, respectively. Under securities clearing agreements with the third party, the Company maintains a collateral deposit with the clearing broker in the form of cash. As of March 31, 2014, the amount of the collateral deposit included in prepaid expenses and other assets in the Consolidated Statements of Financial Condition was $0.9 million. The Company is exposed to credit risk in the event a counterparty does not fulfill its obligation to complete a transaction. Pursuant to the terms of the securities clearing agreements between the Company and the clearing broker, the clearing broker has the right to charge the Company for losses resulting from a counterparty’s failure to fulfill its contractual obligations. The losses are not capped at a maximum amount and apply to all trades executed through the clearing broker. At March 31, 2014, the Company had not recorded any liabilities with regard to this right.

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

12. Discontinued Operations

In October 2013, the Company sold 100% of the outstanding shares of Greenline Financial Technologies, Inc. (“Greenline”), a wholly-owned subsidiary of the Company, to CameronTec Intressenter AB. The aggregate purchase price was $11.0 million in cash, including a post-closing working capital adjustment. The Company recognized a gain on the disposition of $7.6 million, net of a tax benefit.

Greenline’s operating results for the three months ended March 31, 2013 have been classified as discontinued operations in the Consolidated Statement of Operations. The following is a summary of Greenline’s operating results for the three months ended March 31, 2013 (in thousands):

Revenues	$1,906
Expenses	2,264

Loss before income taxes	(358)
Benefit for income taxes	(139)

Loss from discontinued operations	$(219)

13. Customer Concentration

During both the three months ended March 31, 2014 and 2013, no single client accounted for more than 10% of total revenue. One client accounted for 13.6% and 12.7% of trading volumes during the three months ended March 31, 2014 and 2013, respectively.

14. Share Repurchase Program

In January 2014, the Board of Directors of the Company authorized a share repurchase program for up to $35.0 million of the Company’s common stock. The share repurchase program will expire on December 31, 2015. For the three months ended March 31, 2014, the Company repurchased 54,000 shares of common stock at a cost of $3.4 million. Shares repurchased under the program will be held in treasury for future use.

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

Executive Overview

MarketAxess operates a leading electronic trading platform that enables fixed-income market participants to efficiently trade corporate bonds and other types of fixed-income instruments using our patented trading technology. Our over 1,000 active institutional investor firms (firms that executed at least one trade in U.S. or European fixed income securities through our electronic trading platform between April 2013 and March 2014) include investment advisers, mutual funds, insurance companies, public and private pension funds, bank portfolios, broker-dealers and hedge funds. Our approximately 90 broker-dealer market-maker clients provide liquidity on the platform and include most of the leading broker-dealers in global fixed-income trading. We also execute certain bond transactions between and among institutional investor and broker-dealer clients on a matched principal (often called “riskless principal”) basis by serving as counterparty to both the buyer and the seller in trades which then settle through a third-party clearing broker. We provide fixed-income market data, analytics and compliance tools that help our clients make trading decisions. We also provide trade matching and regulatory transaction reporting services to the securities markets. In addition, we provide technology solutions and professional consulting services to fixed-income industry participants.

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

Our objective is to provide the leading global electronic trading platform for fixed-income securities, connecting broker-dealers and institutional investors more easily and efficiently, while offering a broad array of information, trading and technology services to market participants across the trading cycle. The key elements of our strategy are:

•	to innovate and efficiently add new functionality and product offerings to the MarketAxess platform that we believe will help to increase our market share with existing clients, as well as to expand our client base;

•	to leverage our existing client network and technology to increase the number of potential counterparties and improve liquidity by developing and deploying a wide range of electronic trading protocols to complement our traditional request-for-quote model and allowing broker-dealers and institutional investors to operate in an all-to-all trading environment;

•	to leverage our existing technology and client relationships to deploy our electronic trading platform into additional product segments within the fixed-income securities markets and deliver fixed-income securities-related technical services and products;

•	to continue building our existing service offerings so that our electronic trading platform is more fully integrated into the workflow of our broker-dealer and institutional investor clients and to continue to add functionality to allow our clients to achieve a fully automated end-to-end straight-through processing solution (automation from trade initiation to settlement);

•	to add new content and analytical capabilities to Corporate BondTicker™ and expand the data service offering provided by Xtrakter Limited (“Xtrakter’) to improve the value of the information we provide to our clients; and

•	to continue to increase and supplement our internal growth by entering into strategic alliances, or acquiring businesses or technologies that will enable us to enter new markets, provide new products or services, or otherwise enhance the value of our platform to our clients. The acquisition of Xtrakter in February 2013 provides us with an expanded set of technology solutions ahead of incoming pre- and post-trade transparency mandates from the Markets in Financial Instruments Directive II in Europe (“MiFID II”). In April 2013, we entered into a strategic alliance with BlackRock, Inc. to create a unified, open trading solution designed to help reduce liquidity fragmentation and improve pricing across credit markets.

Critical Factors Affecting Our Industry and Our Company

Economic, Political and Market Factors

The global fixed-income securities industry is risky and volatile and is directly affected by a number of economic, political and market factors that may result in declining trading volume. These factors could have a material adverse effect on our business, financial condition and results of operations. These factors include, among others, credit market conditions, the current interest rate environment, including the volatility of interest rates and investors’ forecasts of future interest rates, economic and political conditions in the United States, Europe and elsewhere, and the consolidation or contraction of our broker-dealer clients.

Competitive Landscape

The global fixed-income securities industry generally, and the electronic financial services markets in which we engage in particular, are highly competitive, and we expect competition to intensify in the future. Sources of competition for us will continue to include, among others, bond trading conducted directly between broker-dealers and their institutional investor clients over the telephone or electronically and other multi-dealer trading companies. Competitors, including companies in which some of our broker-dealer clients have invested, have developed or acquired electronic trading platforms or have announced their intention to explore the development of electronic platforms that may compete with us.

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

Our U.S. subsidiary, MarketAxess Corporation, is a registered broker-dealer with the Securities and Exchange Commission (“SEC”) and is a member of Financial Industry Regulatory Authority (‘FINRA’). Our U.K. subsidiary, MarketAxess Europe Limited, is registered as a Multilateral Trading Facility dealer with the Financial Conduct Authority (“FCA”) in the U.K. MarketAxess Canada Company, a Canadian subsidiary, is registered as an Alternative Trading System dealer under the Securities Act of Ontario and is a member of the Investment Industry Regulatory Organization of Canada. Relevant regulations prohibit repayment of borrowings from these subsidiaries or their affiliates, paying cash dividends, making loans to us or our affiliates or otherwise entering into transactions that result in a significant reduction in regulatory net capital or financial resources, without prior notification to or approval from such regulated entity’s principal regulator.

In July 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) was signed into law. Among the most significant aspects of the derivatives section of the Dodd-Frank Act are mandatory clearing of certain derivatives transactions (“swaps”) through regulated central clearing organizations and mandatory trading of those swaps through either regulated exchanges or swap execution facilities (“SEFs”), in each case subject to certain key exceptions. In September 2013, the U.S. Commodity Futures Trading Commission (“CFTC”) granted temporary registration to MarketAxess SEF Corporation, our wholly-owned U.S. subsidiary, to operate a SEF for the trading of swaps subject to the CFTC’s jurisdiction. The CFTC’s rules relating to the trading of swaps on SEFs were implemented on October 2, 2013. In February 2014, certain credit default swaps became subject to the CFTC’s ‘made available for trade’ determination and were thereafter required to be executed on a SEF or designated contract market. The SEC has not yet finalized its rules for security-based SEFs, nor has it published a timetable for the finalization and implementation of such rules. No assurance can be given regarding when, whether or in what form the remaining rules regarding the new regulatory regime for the swaps marketplace will be finalized or implemented.

Various rules promulgated since the financial crisis could adversely affect our bank-affiliated broker-dealer clients’ ability to make markets in a variety of fixed-income securities, thereby negatively impacting the level of liquidity and pricing available on our trading platform. For example, the Volcker Rule promulgated under the Dodd-Frank Act bans proprietary trading by banks and their affiliates. In addition, enhanced leverage ratios applicable to large banking organizations in the U.S. and Europe require these organizations to strengthen their balance sheets and may limit their ability or willingness to make markets on our trading platform We cannot predict the extent to which these rules or any future regulatory changes may adversely affect our business and operations.

Similar to the U.S., regulatory bodies in Europe and elsewhere are developing new rules for derivatives trading and proprietary trading by large banks. For example, in January 2014, representatives of the Council of the European Union, the European Parliament and the European Commission reached political agreement on the draft directive and draft regulation which will revise the Markets in Financial Instruments Directive regime. MiFID II will introduce changes in market structure designed to ensure trading occurs on regulated trading venues where appropriate to create a more level playing field among trading venues, and establish a harmonized regime of open access to trading venues and central counterparties on a non-discriminatory basis. The general deadline for implementation of MiFID II will be in late 2016 and some specific provisions will have a longer deadline for implementation. Proposals for detailed implementing and technical standards are expected to be issued at the end of 2014 and thereafter. We cannot predict the extent to which any of these future regulatory changes may adversely affect our European business and operations.

Rapid Technological Changes

We must continue to enhance and improve our electronic trading platform. The electronic financial services industry is characterized by increasingly complex systems and infrastructures and new business models. Our future success will depend on our ability to enhance our existing products and services, develop and/or license new products and technologies that address the increasingly sophisticated and varied needs of our broker-dealer and institutional investor clients and prospective clients and respond to technological advances and emerging industry standards and practices on a cost-effective and timely basis. We have been issued 13 patents covering our most significant trading protocols and other aspects of our trading system technology.

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

Commission Revenue

Commissions are generally calculated as a percentage of the notional dollar volume of bonds traded on our platform and vary based on the type, size, yield and maturity of the bond traded. The commission rates are based on a number of factors, including fees charged by inter-dealer brokers in the respective markets, average bid-offer spreads in the products we offer and transaction costs through alternative channels, including the telephone. Under our transaction fee plans, bonds that are more actively traded or that have shorter maturities are generally charged lower commissions, while bonds that are less actively traded or that have longer maturities generally command higher commissions.

U.S. High-Grade Corporate Bond Commissions. Our U.S. high-grade corporate bond fee plans for fully electronic trades generally incorporate variable transaction fees and distribution fees billed to our broker-dealer clients on a monthly basis. Certain dealers participate in fee programs that do not contain monthly distribution fees and instead incorporate additional per transaction execution fees and minimum monthly fee commitments. Under the fee plans, we electronically add the transaction fee to the spread quoted by the broker-dealer client. The U.S. high-grade transaction fee is generally designated in basis points in yield and, as a result, is subject to fluctuation depending on the duration of the bond traded. The average U.S. high-grade fees per million may vary in the future due to changes in yield, years-to-maturity and nominal size of bonds traded on our platform.

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

For trades that we execute between and among institutional investor and broker-dealer clients on a matched principal basis by serving as counterparty to both the buyer and the seller, we earn our commission through the difference in price between the two trades.

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

Technology Products and Services. We generate revenue from professional consulting services, technology software licenses and maintenance and support services.

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

Critical Accounting Estimates

This Management’s Discussion and Analysis of Financial Condition and Results of Operations discusses our Consolidated Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the United States, also referred to as U.S. GAAP. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the reported amounts of income and expenses during the reporting periods. We base our estimates and judgments on historical experience and on various other factors that we believe are reasonable under the circumstances. Actual results may differ from these estimates under varying assumptions or conditions. Note 2 of the Notes to our Consolidated Financial Statements includes a summary of the significant accounting policies and methods used in the preparation of our Consolidated Financial Statements. There were no significant changes to our critical accounting policies and estimates during the three months ended March 31, 2014, as compared to those we disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2013.

Segment Results

We operate an electronic multi-party platform for the trading of fixed-income securities and provide related data, analytics, compliance tools and post-trade services. Our operations constitute a single business segment because of the highly integrated nature of these product and services, of the financial markets in which we compete and of our worldwide business activities. We believe that results by geographic region or client sector are not necessarily meaningful in understanding our business.

Results of Operations

Three Months Ended March 31, 2014 Compared to Three Months Ended March 31, 2013

Overview

Total revenues increased by $9.7 million or 18.2% to $63.4 million for the three months ended March 31, 2014, from $53.7 million for the three months ended March 31, 2013. This increase in total revenues was primarily due to an increase in commissions of $4.8 million and information and post-trade services of $4.4 million. The increase in revenue from information and post-trade services was principally due to the inclusion of a full quarter of revenues in 2014 from Xtrakter, which was acquired on February 28, 2013.

Total expenses increased by $6.7 million or 23.2% to $35.7 million for the three months ended March 31, 2014, from $29.0 million for the three months ended March 31, 2013. This increase was primarily due to higher employee compensation and benefits of $3.6 million, depreciation and amortization of $1.8 million and technology and communication costs of $1.3 million. The increase in expenses of $6.7 million includes a full quarter of expenses in 2014 from Xtrakter. Operating expenses for Xtrakter for the three months ended March 31, 2014 and 2013 were $6.3 million and $1.7 million, respectively.

Income before taxes from continuing operations increased by $3.0 million or 12.3% to $27.7 million for the three months ended March 31, 2014, from $24.7 million for the three months ended March 31, 2013. Net income from continuing operations increased by $1.9 million or 12.4% to $17.5 million for the three months ended March 31, 2014, from $15.5 million for three months ended March 31, 2013.

In October 2013, we sold Greenline Financial Technologies, Inc. (“Greenline”) for $11.0 million and recognized a gain on the sale, net of a tax benefit, of $7.6 million. Greenline’s operating results have been classified as discontinued operations in our Consolidated Statement of Operations. The net loss from discontinued operations for the three months ended March 31, 2013 was $0.2 million.

Revenues

Our revenues for the three months ended March 31, 2014 and 2013, and the resulting dollar and percentage changes, were as follows:

	Three Months Ended March 31,
	2014		2013
		% of		% of	$	%
	$	Revenues	$	Revenues	Change	Change
	($ in thousands)
Commissions	$51,989	82.0%	$47,186	87.9%	$4,803	10.2%
Information and post-trade services	8,079	12.7	3,703	6.9	4,376	118.2
Technology products and services	2,036	3.2	1,233	2.3	803	65.1
Investment income	146	0.2	132	0.2	14	10.6
Other	1,148	1.8	1,397	2.6	(249)	(17.8)

Total revenues	$63,398	100.0%	$53,651	100.0%	$9,747	18.2%

Commissions. Our commission revenues for the three months ended March 31, 2014 and 2013, and the resulting dollar and percentage changes, were as follows:

	Three Months Ended March 31,
			$	%
	2014	2013	Change	Change
	($ in thousands)
Variable transaction fees
U.S. high-grade	$19,948	$19,290	$658	3.4%
Other credit	15,054	12,365	2,689	21.7
Liquid products	816	801	15	1.9

Total variable transaction fees	35,818	32,456	3,362	10.4

Distribution fees
U.S. high-grade	13,972	12,349	1,623	13.1
Other credit	2,152	2,351	(199)	(8.5)
Liquid products	47	30	17	56.7

Total distribution fees	16,171	14,730	1,441	9.8

Total commissions	$51,989	$47,186	$4,803	10.2%

Variable Transaction Fees

The following table shows the extent to which the increase in commissions for the three months ended March 31, 2014 was attributable to changes in transaction volumes and variable transaction fees per million:

	Change from the Three Months Ended March 31, 2013
	U.S.
	High-Grade	Other Credit	Liquid Products	Total
	(In thousands)
Volume increase	$3,414	$2,452	$40	$5,906
Variable transaction fee per million (decrease) increase	(2,756)	237	(25)	(2,544)

Total commissions increase	$658	$2,689	$15	$3,362

Our trading volumes for the three months ended March 31, 2014 and 2013 were as follows:

	Three Months Ended March 31,
			$	%
	2014	2013	Change	Change
Trading Volume Data (in millions)
U.S. high-grade—fixed rate	$113,128	$96,736	$16,392	16.9%
U.S. high-grade—floating rate	6,036	4,509	1,527	33.9

Total U.S. high-grade	119,164	101,245	17,919	17.7
Other credit	50,050	41,767	8,283	19.8
Liquid products	18,204	17,348	856	4.9

Total	$187,418	$160,360	$27,058	16.9%

Number of U.S. Trading Days	61	60
Number of U.K. Trading Days	63	62

For volume reporting purposes, transactions in foreign currencies are converted to U.S. dollars at average monthly rates. The 17.7% increase in U.S. high-grade volume was principally due to an increase in our estimated market share of total U.S. high-grade corporate bond volume as reported by FINRA TRACE from 12.3% for the three months ended March 31, 2013 to 13.4% for the three months ended March 31, 2014, coupled with an increase in estimated FINRA TRACE U.S. high-grade volume of 7.8% to $890.0 billion for the three months ended March 31, 2014 from $825.9 billion for the three months ended March 31, 2013. Other credit volumes increased by 19.8% for the three months ended March 31, 2014 compared to the three months ended March 31, 2013, primarily due to higher volumes in high-yield bonds, emerging markets bonds and Eurobonds. Liquid products volume increased by 4.9% for the three months ended March 31, 2014 compared to the three months ended March 31, 2013, due mainly to higher trading volumes in U.S. agency bonds.

Our average variable transaction fee per million for the three months ended March 31, 2014 and 2013 was as follows:

	Three Months Ended March 31,
	2014	2013
Average Variable Transaction Fee Per Million
U.S. high-grade—fixed rate	$173	$198
U.S. high-grade—floating rate	60	21
Total U.S. high-grade	167	191
Other credit	301	296
Liquid products	45	46
Total	191	202

Total U.S. high-grade average variable transaction fee per million decreased from $191 for the three months ended March 31, 2013 to $167 for the three months ended March 31, 2014. The change was primarily due to a decrease in the duration, and an increase in the nominal size, of the bonds traded. U.S. high-grade floating rate average variable transaction fee per million increased from $21 for the three months ended March 31, 2013 to $60 for the three months ended March 31, 2014, primarily due to a change in our pricing calculation to conform with the market convention. Other credit average variable transaction fees per million increased from $296 for the three months ended March 31, 2013 to $301 for the three months ended March 31, 2014, primarily due to a larger percentage of volume in products that carry higher fees per million, principally emerging markets and high-yield bonds. Liquid products average variable transaction fees per million decreased from $46 for the three months ended March 31, 2013 to $45 for the three months ended March 31, 2014.

Distribution Fees

Distribution fees increased by $1.4 million or 9.8% to $16.2 million for the three months ended March 31, 2014 from $14.7 million for the three months ended March 31, 2013. U.S. high-grade distribution fees increased $1.6 million principally due to the migration in the second half of 2013 of two broker-dealer market makers from an all-variable fee plan to a plan that incorporates a monthly distribution fee.

Information and Post-Trade Services. Information and post-trade services increased by $4.4 million or 118.2% to $8.1 million for the three months ended March 31, 2014, from $3.7 million for the three months ended March 31, 2013, principally due to the inclusion of a full quarter of revenue from Xtrakter in 2014.

Technology Products and Services. Technology products and services revenues increased by $0.8 million or 65.1% to $2.0 million for the three months ended March 31, 2014, from $1.2 million for the three months ended March 31, 2013. The increase was primarily a result of higher professional consulting services revenues.

Investment Income. Investment income was $0.1 million for both the three months ended March 31, 2014 and 2013.

Other. Other income decreased by $0.2 million or 17.8% to $1.1 million for the three months ended March 31, 2014, from $1.4 million for the three months ended March 31, 2013. In the three months ended March 31, 2014, we recognized income of $0.7 million on the sale of certain MF Global bankruptcy claims. In the three months ended March 31, 2013, we recorded a gain of $0.8 million on the sale of U.S. treasuries to fund the acquisition of Xtrakter.

Expenses

Our expenses for the three months ended March 31, 2014 and 2013, and the resulting dollar and percentage changes were as follows:

	Three Months Ended March 31,
	2014		2013
		% of		% of	$	%
	$	Revenues	$	Revenues	Change	Change
	($ in thousands)
Expenses
Employee compensation and benefits	$18,609	29.4%	$15,016	28.0%	$3,593	23.9%
Depreciation and amortization	4,121	6.5	2,286	4.3	1,835	80.3
Technology and communications	4,492	7.1	3,146	5.9	1,346	42.8
Professional and consulting fees	3,972	6.3	4,303	8.0	(331)	(7.7)
Occupancy	1,089	1.7	797	1.5	292	36.6
Marketing and advertising	1,209	1.9	935	1.7	274	29.3
General and administrative	2,198	3.5	2,497	4.7	(299)	(12.0)

Total expenses	$35,690	56.3%	$28,980	54.0%	$6,710	23.2%

Employee Compensation and Benefits. Employee compensation and benefits increased by $3.6 million or 23.9% to $18.6 million for the three months ended March 31, 2014, from $15.0 million for the three months ended March 31, 2013. The increase was primarily due to higher wages and benefits associated with an increase in employee headcount and the inclusion of a full quarter of expenses of Xtrakter in 2014. Our employee headcount increased from 273 as of March 31, 2013 to 300 as of March 31, 2014.

Depreciation and Amortization. Depreciation and amortization increased by $1.8 million or 80.3% to $4.1 million for the three months ended March 31, 2014, from $2.3 million for the three months ended March 31, 2013. The increase was due to higher amortization of software development costs of $0.6 million, higher production equipment depreciation of $0.6 million and amortization of the Xtrakter intangible assets of $0.4 million. For the three months ended March 31, 2014 and 2013, $1.6 million and $0.8 million, respectively, of equipment purchases and leasehold improvements and $2.6 million and $1.4 million, respectively, of software development costs were capitalized. The higher equipment purchases and leasehold improvements were primarily due to additional costs for our new office space in London.

Technology and Communications. Technology and communications expenses increased by $1.3 million or 42.8% to $4.5 million for the three months ended March 31, 2014 from $3.1 million for the three months ended March 31, 2013. The increase was due to higher software maintenance and support of $0.6 million, market data of $0.4 million and office telecommunication costs of $0.3 million.

Professional and Consulting Fees. Professional and consulting fees decreased by $0.3 million or 7.7% to $4.0 million for the three months ended March 31, 2014, from $4.3 million for the three months ended March 31, 2013. The decrease in professional and consulting fees was due to approximately $1.1 million in investment banking, legal and other professional fees related to the Xtrakter acquisition in 2013, partially offset by an increase in consulting costs of $0.5 million and recruiting fees of $0.2 million.

Occupancy. Occupancy costs increased by $0.3 million or 36.6% to $1.1 million for the three months ended March 31, 2014, from $0.8 million for the three months ended March 31, 2013. The increased occupancy costs principally related to our new office space in London.

Marketing and Advertising. Marketing and advertising expenses increased by $0.3 million or 29.3% to $1.2 million for the three months ended March 31, 2014, from $0.9 million for the three months ended March 31, 2013. The increase was due to higher promotion and sales related travel and entertainment costs.

General and Administrative. General and administrative expenses decreased by $0.3 million or 12.0% to $2.2 million for the three months ended March 31, 2014, from $2.5 million for the three months ended March 31, 2013. The decrease was primarily due to transaction costs of $0.4 million related to the Xtrakter acquisition in 2013.

Provision for Income Tax. For the three months ended March 31, 2014 and 2013, the income tax provision from continuing operations was $10.2 million and $9.1 million, respectively. The increase in the tax provision was attributable to an increase in pre-tax income. Our consolidated effective tax rate for the three months ended March 31, 2014 was 36.9%, compared to 37.0% for the three months ended March 31, 2013. Our consolidated effective tax rate can vary from period to period depending on, among other factors, the geographic and business mix of our earnings and changes in tax legislation and tax rates.

Liquidity and Capital Resources

During the past three years, we have met our cash needs through cash on hand and internally generated funds. Cash and cash equivalents and securities available-for-sale totaled $193.5 million at March 31, 2014.

In January 2013, we entered into a three-year credit agreement that provides for revolving loans and letters of credit up to an aggregate of $50.0 million. As of March 31, 2014, there was $49.9 million available to borrow under the credit facility. Subject to satisfaction of certain specified conditions, we are permitted to upsize the credit facility by an additional $50.0 million in total.

Our cash flows were as follows:

	Three Months Ended March 31,
	2014	2013
	(In thousands)
Net cash provided by operating activities	$10,147	$10,279
Net cash (used in ) investing activities	(449)	(5,544)
Net cash (used in) financing activities	(11,916)	(7,927)
Effect of exchange rate changes on cash and cash equivalents	(428)	203

Net (decrease) for the period	$(2,646)	$(2,989)

Net cash provided by operating activities was $10.1 million for the three months ended March 31, 2014 compared to $10.3 million for the three months ended March 31, 2013. The $0.1 million decrease in net cash provided by operating activities was primarily due to an increase in working capital of $4.4 million and a decrease in deferred taxes of $0.6 million, largely offset by an increase in net income of $2.1 million and depreciation and amortization of $1.6 million.

Net cash used in investing activities was $0.4 million for the three months ended March 31, 2014 compared to $5.5 million for the three months ended March 31, 2013. In February 2013, we acquired Xtrakter for $37.1 million in cash, net of cash acquired and the final post-closing adjustment. Net proceeds from securities available-for-sale were $3.8 million and $33.7 million for the three months ended March 31, 2014 and 2013, respectively. Capital expenditures were $4.2 million and $2.2 million for the three months ended March 31, 2014 and 2013, respectively. The increase in capital expenditures was primarily due to higher capitalized software expenditures associated with new product initiatives and higher equipment purchases and leasehold improvements for our new office space in London.

Net cash used in financing activities was $11.9 million for the three months ended March 31, 2014 compared to $7.9 million for the three months ended March 31, 2013. The $4.0 million increase in net cash used in financing activities was principally due to the 2014 repurchases of our common stock of $3.4 million and an increase in cash dividends paid on common stock of $0.8 million.

Free cash flow is defined as cash flow from operating activities less expenditures for furniture, equipment and leasehold improvements and capitalized software development costs. For the 12 months ended March 31, 2014 and 2013, free cash flow was $65.4 million and $67.9 million, respectively. Free cash flow is a non-GAAP financial measure. We believe that this non-GAAP financial measure, when taken into consideration with the corresponding GAAP financial measures, is important in gaining an understanding of the our financial strength and cash flow generation.

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

Certain of our U.S. subsidiaries are registered as a broker-dealer or swap execution facility and therefore are subject to the applicable rules and regulations of the SEC and the CFTC. These rules contain minimum net capital requirements, as defined in the applicable regulations, and also may require a significant part of the registrants’ assets be kept in relatively liquid form. Certain of our foreign subsidiaries are regulated by the FCA in the U.K. or Ontario Securities Commission in Canada and must maintain financial resources, as defined in the applicable regulations, in excess of the applicable financial resources requirement. As of March 31, 2014, each of our subsidiaries that are subject to these regulations had net capital or financial resources in excess of their minimum requirements. As of March 31, 2014, our aggregate net capital and financial resources was $74.2 million in excess of required levels of $11.6 million.

Each of our U.S. and foreign regulated subsidiaries are subject to local regulations which generally prohibit repayment of borrowings from our affiliates, paying cash dividends, making loans to our affiliates or otherwise entering into transactions that result in a significant reduction in regulatory net capital or financial resources without prior notification to or approval from such regulated entity’s principal regulator.

As of March 31, 2014, the amount of unrestricted cash held by our non-U.S. subsidiaries was $25.4 million. We have determined that unremitted earnings of our foreign subsidiaries are considered indefinitely reinvested outside of the U.S. Any repatriation of such foreign earnings by way of dividend may be subject to both U.S. federal and state income taxes, reduced by applicable foreign tax credits. However, we do not have any current needs or foreseeable plans to repatriate cash by way of dividends from our non-U.S. subsidiaries.

We execute certain bond transactions between and among institutional investor and broker-dealer clients on a matched principal basis by serving as counterparty to both the buyer and the seller. These trades are then settled through a third-party clearing broker. Settlement typically occurs within one to three trading days after the trade date. Cash settlement of the transaction occurs upon receipt or delivery of the underlying instrument that was traded. For the three months ended March 31, 2014 and 2013, our revenues from matched principal transactions were approximately $1.1 million and $1.3 million, respectively. We maintain collateral deposits with the clearing broker in the form of cash pursuant to a securities clearing agreement. As of March 31, 2014, the amount of the collateral deposits included in prepaid expenses and other assets in the Consolidated Statements of Financial Condition were $0.9 million. We are exposed to credit risk in the event a counterparty does not fulfill its obligation to complete a transaction. Pursuant to the terms of the securities clearing agreements between us and the clearing broker, the clearing broker has the right to charge us for losses resulting from a counterparty’s failure to fulfill its contractual obligations. The losses are not capped at a maximum amount and apply to all trades executed through the clearing broker. As of March 31, 2014, we had not recorded any liabilities with regard to this right.

In the ordinary course of business, we enter into contracts that contain a variety of representations, warranties and general indemnifications. Our maximum exposure from any claims under these arrangements is unknown, as this would involve claims that have not yet occurred. However, based on past experience, we expect the risk of material loss to be remote.

In January 2014, our Board of Directors authorized a share repurchase program for up to $35.0 million of our common stock. The share repurchase program will expire on December 31, 2015. For the three months ended March 31, 2014, we repurchased 54,000 shares of common stock at a cost of $3.4 million. Shares repurchased under the program will be held in treasury for future use.

In April 2014, our Board of Directors approved a quarterly cash dividend of $0.16 per share payable on May 22, 2014 to stockholders of record as of the close of business on May 8, 2014. Any future declaration and payment of dividends will be at the sole discretion of our Board of Directors. Our Board of Directors may take into account such matters as general business conditions, our financial results, capital requirements, contractual obligations, legal, and regulatory restrictions on the payment of dividends to our stockholders or by our subsidiaries to their respective parent entities, and such other factors as the Board of Directors may deem relevant.

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

Contractual Obligations and Commitments

There was no significant change in our contractual obligations and commitments for the three months ended March, 31 2014.

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

As of March 31, 2014, we had a $63.5 million investment in securities available-for-sale. Adverse movements, such as a 10% decrease in the value of these securities or a downturn or disruption in the markets for these securities, could result in a substantial loss. In addition, principal gains and losses resulting from these securities could on occasion have a disproportionate effect, positive or negative, on our financial condition and results of operations for any particular reporting period.

Interest Rate Risk

Interest rate risk represents our exposure to interest rate changes with respect to the money market instruments and fixed-income securities in which we invest. As of March 31, 2014, our cash and cash equivalents and securities available-for-sale amounted to $193.5 million and were primarily in money market instruments, corporate bonds and municipal securities. We do not maintain an inventory of bonds that are traded on our platform.

Derivative Risk

Our limited derivative risk stems from our activities in the foreign currency forward contract market. We use this market to mitigate our U.S. dollar versus Pound Sterling exposure that arises from the activities of our U.K. subsidiaries. As of March 31, 2014, the notional fair value of our foreign currency forward contract was $33.2 million. We do not speculate in any derivative instruments.

Credit Risk

Our subsidiaries, MarketAxess Corporation and MarketAxess Europe Limited, act as a matched principal counterparty in certain transactions that we execute between clients. We act as an intermediary in these transactions by serving as counterparty to both the buyer and the seller in trades which then settle through a third-party clearing broker. Settlement typically occurs within one to three trading days after the trade date. Cash settlement of the transaction occurs upon receipt or delivery of the underlying instrument that was traded.

We are exposed to credit risk in our role as matched principal counterparty to our clients. We are exposed to the risk that third parties that owe us money, securities or other assets will not perform their obligations. These parties may default on their obligations to us due to bankruptcy, lack of liquidity, operational failure or other reasons. Adverse movements in the prices of securities that are the subject of these transactions can increase our risk. Where the unmatched position or failure to deliver is prolonged, there may also be regulatory capital charges required to be taken by us. There can be no assurance that the policies and procedures we use to manage this credit risk will effectively mitigate our credit risk exposure.

Cash and cash equivalents includes cash and money market instruments that are primarily maintained at one major global bank. Given this concentration, we are exposed to certain credit risk in relation to our deposits at this bank.

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures. Our management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our “disclosure controls and procedures” as that term is defined in Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of March 31, 2014. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and to ensure that information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

(b) Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2014 identified in connection with the evaluation thereof by our management, including the Chief Executive Officer and Chief Financial Officer, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — Other Information

Item 1. Legal Proceedings

In the normal course of business, we and our subsidiaries included in the consolidated financial statements may be involved in various lawsuits, proceedings and regulatory examinations. On January 2, 2013, a former employee filed a complaint against us with the U.S. Department of Labor alleging retaliatory employment practices in violation of the whistleblower provisions of the Sarbanes-Oxley Act. The relief sought includes, among other things, reinstatement, back pay and compensatory and punitive damages. We believe the complaint is without merit and intend to vigorously defend against the allegations. We filed a response to the complaint on February 26, 2013. Given the inherent uncertainty of the potential outcome of such proceedings, we cannot estimate the reasonably possible range of loss at this time. Based on the available information, we believe that the low end of the reasonably possible range of loss is zero and, accordingly, no loss accrual has been provided in our accompanying financial statements.

Item 1A. Risk Factors

There have been no material changes in our risk factors from those disclosed in our most recent Form 10-K for the year ended December 31, 2013. For a discussion of the risk factors affecting the Company, see “Risk Factors” in Part I, Item  1A of our 2013 Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

During the quarter ended March 31, 2014, we repurchased the following shares of common stock:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans and Programs	Dollar Value of Shares That May Yet Be Purchased Under the Plans and Programs
January 1, 2014 — January 31, 2014	—	$—	—	$35,000
February 1, 2014 — February 28, 2014	—	—	—	35,000
March 1, 2014 — March 31, 2014	54,000	62.71	54,000	31,614

	54,000	$62.71	54,000

In January 2014, our Board of Directors authorized a share repurchase program for up to $35.0 million of our common stock. The share repurchase program will expire on December 31, 2015. For the three months ended March 31, 2014, we repurchased 54,000 shares of common stock at a cost of $3.4 million. Shares repurchased under the program will be held in treasury for future use.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Listing:

Number	Description

31.1	Certification by Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document**

101.SCH	XBRL Taxonomy Extension Schema Document**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**

101.LAB	XBRL Taxonomy Extension Label Linkbase Document**

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document**

**	Attached as Exhibit 101 to this Quarterly Report on Form 10-Q are the following materials, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Financial Condition as of March 31, 2014 and December 31, 2013; (ii) Consolidated Statements of Operations for the Three Months Ended March 31, 2014 and 2013; (iii) Consolidated Statements of Comprehensive Income for the Three Months Ended March 31, 2014 and 2013; (iv) Consolidated Statement of Stockholders’ Equity for the Three Months Ended March 31, 2014; (v) Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2014 and 2013; and (vi) Notes to the Consolidated Financial Statements.

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

MARKETAXESS HOLDINGS INC.

Date: April 25, 2014	By:	/s/ RICHARD M. MCVEY
Richard M. McVey
Chief Executive Officer
(principal executive officer)

Date: April 25, 2014	By:	/s/ ANTONIO L. DELISE
Antonio L. DeLise
Chief Financial Officer
(principal financial and accounting officer)