Form 10-Q
period 2014-06-30
MARKETAXESS HOLDINGS INC
filed 2014-07-25
CIK 1278021

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

or

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

As of July 24, 2014, the number of shares of the Registrant’s voting common stock outstanding was 37,506,035.

MARKETAXESS HOLDINGS INC.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2014

PART I — Financial Information

Item 1. Financial Statements

MARKETAXESS HOLDINGS INC.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Unaudited)

	As of
	June 30, 2014	December 31, 2013
	(In thousands, except share and per share amounts)
ASSETS
Cash and cash equivalents	$133,154	$132,691
Securities available-for-sale, at fair value	65,742	67,742
Accounts receivable, net of allowance of $14 and $133 as of June 30, 2014 and December 31, 2013, respectively	40,896	34,158
Goodwill and intangible assets, net of accumulated amortization	67,558	68,697
Furniture, equipment, leasehold improvements and capitalized software, net of accumulated depreciation and amortization	34,396	32,703
Prepaid expenses and other assets	12,356	10,640
Deferred tax assets, net	2,617	4,947
Total assets	$356,719	$351,578

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Accrued employee compensation	$12,196	$23,811
Deferred revenue	2,950	2,713
Accounts payable, accrued expenses and other liabilities	18,594	14,692
Total liabilities	33,740	41,216

Commitments and Contingencies (Note 11)	—	—

Stockholders’ equity
Preferred stock, $0.001 par value, 4,855,000 shares authorized, no shares issued and outstanding as of June 30, 2014 and December 31, 2013	—	—
Series A Preferred Stock, $0.001 par value, 110,000 shares authorized, no shares issued and outstanding as of June 30, 2014 and December 31, 2013	—	—
Common stock voting, $0.003 par value, 110,000,000 shares authorized, 39,306,981 shares and 39,224,016 shares issued and 37,569,035 shares and 37,728,857 shares outstanding as of June 30, 2014 and December 31, 2013, respectively	119	119
Common stock non-voting, $0.003 par value, 10,000,000 shares authorized, no shares issued and outstanding as of June 30, 2014 and December 31, 2013	—	—
Additional paid-in capital	298,661	295,557
Treasury stock - Common stock voting, at cost, 1,737,946 and 1,495,159 shares as of June 30, 2014 and December 31, 2013, respectively	(46,021)	(32,273)
Retained earnings	74,650	51,042
Accumulated other comprehensive loss	(4,430)	(4,083)
Total stockholders’ equity	322,979	310,362
Total liabilities and stockholders’ equity	$356,719	$351,578

The accompanying notes are an integral part of these consolidated financial statements.

MARKETAXESS HOLDINGS INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(In thousands, except per share amounts)
Revenues
Commissions	$54,315	$54,198	$106,304	$101,384
Information and post-trade services	7,962	7,192	16,041	10,895
Technology products and services	1,987	1,485	4,023	2,718
Investment income	138	44	284	176
Other	562	588	1,710	1,985
Total revenues	64,964	63,507	128,362	117,158

Expenses
Employee compensation and benefits	18,421	14,712	37,030	29,728
Depreciation and amortization	4,351	4,405	8,472	6,691
Technology and communications	4,449	4,045	8,941	7,191
Professional and consulting fees	3,426	4,435	7,398	8,738
Occupancy	1,102	1,170	2,191	1,967
Marketing and advertising	1,800	1,371	3,009	2,306
General and administrative	2,344	1,947	4,542	4,444
Total expenses	35,893	32,085	71,583	61,065
Income before income taxes from continuing operations	29,071	31,422	56,779	56,093
Provision for income taxes	10,880	12,133	21,113	21,259
Net income from continuing operations	18,191	19,289	35,666	34,834
Income (loss) from discontinued operations, net of income taxes	—	54	—	(165)
Net income	$18,191	$19,343	$35,666	$34,669

Basic earnings per common share
Income from continuing operations	$0.49	$0.52	$0.96	$0.94
Income (loss) from discontinued operations	—	—	—	—
Net income per common share	$0.49	$0.52	$0.96	$0.94

Diluted earnings per common share
Income from continuing operations	$0.48	$0.51	$0.94	$0.92
Income (loss) from discontinued operations	—	—	—	—
Net income per common share	$0.48	$0.51	$0.94	$0.92

Cash dividends declared per common share	$0.16	$0.13	$0.32	$0.26

Weighted average shares outstanding
Basic	37,015	36,868	37,068	36,821
Diluted	37,942	37,819	38,019	37,746

The accompanying notes are an integral part of these consolidated financial statements.

MARKETAXESS HOLDINGS INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(In thousands)
Net income	$18,191	$19,343	$35,666	$34,669
Net cumulative translation adjustment and foreign currency exchange hedge, net of tax of $(91), $(46), $(237) and $27, respectively	(147)	(73)	(381)	43
Net unrealized gain (loss) on securities available-for-sale, net of tax of $2, $(5), $35 and $(25), respectively	4	(9)	56	(40)
Less: reclassification adjustment for realized gain from securities available-for-sale included in Other Income, net of tax of $0, $0, $(13) and $(299), respectively	—	—	(22)	(475)
Net change in unrealized gain (loss) on securities available-for-sale, net of tax	4	(9)	34	(515)
Comprehensive Income	$18,048	$19,261	$35,319	$34,197

The accompanying notes are an integral part of these consolidated financial statements.

MARKETAXESS HOLDINGS INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

			Treasury
			Stock -		Accumulated
	Common	Additional	Common		Other	Total
	Stock	Paid-In	Stock	Retained	Comprehen-	Stockholders’
	Voting	Capital	Voting	Earnings	sive Loss	Equity
	(In thousands)
Balance at December 31, 2013	$119	$295,557	$(32,273)	$51,042	$(4,083)	$310,362
Net income	—	—	—	35,666	—	35,666
Cumulative translation adjustment and foreign currency exchange hedge, net of tax	—	—	—	—	(381)	(381)
Unrealized net gain on securities available-for-sale, net of tax	—	—	—	—	34	34
Stock-based compensation	—	4,651	—	—	—	4,651
Exercise of stock options	—	845	—	—	—	845
Withholding tax payments on restricted stock vesting and stock option exercises	—	(4,968)	—	—	—	(4,968)
Excess tax benefits from stock-based compensation	—	2,576	—	—	—	2,576
Repurchases of common stock	—	—	(13,748)	—	—	(13,748)
Cash dividend on common stock	—	—	—	(12,058)	—	(12,058)
Balance at June 30, 2014	$119	$298,661	$(46,021)	$74,650	$(4,430)	$322,979

The accompanying notes are an integral part of these consolidated financial statements.

MARKETAXESS HOLDINGS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2014	2013
	(In thousands)
Cash flows from operating activities
Net income	$35,666	$34,669
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,472	5,746
Stock-based compensation expense	4,651	4,178
Deferred taxes	2,546	2,262
Other	852	(944)
Changes in operating assets and liabilities:
(Increase) in accounts receivable	(6,764)	(7,427)
(Increase) in prepaid expenses and other assets	(1,683)	(2,206)
(Decrease) in accrued employee compensation	(11,615)	(8,066)
Increase (decrease) in deferred revenue	237	(1,002)
Increase in accounts payable, accrued expenses and other liabilities	4,050	3,039
Net cash provided by operating activities	36,412	30,249
Cash flows from investing activities
Acquisition of business, net of cash acquired	—	(37,827)
Securities available-for-sale:
Proceeds from sales	—	30,900
Proceeds from maturities	5,410	5,185
Purchases	(4,181)	—
Purchases of furniture, equipment and leasehold improvements	(3,754)	(7,416)
Capitalization of software development costs	(4,971)	(3,284)
Other	(33)	63
Net cash (used in ) investing activities	(7,529)	(12,379)
Cash flows from financing activities
Cash dividend on common stock	(12,164)	(10,258)
Exercise of stock options	845	1,380
Withholding tax payments on restricted stock vesting and stock option exercises	(4,968)	(5,001)
Excess tax benefits from stock-based compensation	2,576	2,651
Repurchases of common stock	(13,748)	—
Other	(42)	(158)
Net cash (used in) financing activities	(27,501)	(11,386)
Effect of exchange rate changes on cash and cash equivalents	(919)	76
Cash and cash equivalents
Net increase for the period	463	6,560
Beginning of period	132,691	128,908
End of period	$133,154	$135,468
Supplemental cash flow information:
Cash paid during the year
Cash paid for income taxes	$15,230	$12,612
Non-cash investing and financing activity:
Liabilities assumed in connection with the Xtrakter acquisition:
Fair value of assets acquired		$44,745
Cash paid for the capital stock		(37,827)
Liabilities assumed		$6,918

The accompanying notes are an integral part of these consolidated financial statements.

MARKETAXESS HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

The Company assesses whether an other-than-temporary impairment loss on the investments has occurred due to declines in fair value or other market conditions. The portion of an other-than-temporary impairment related to credit loss is recorded as a charge in the Consolidated Statements of Operations. The remainder is recognized in accumulated other comprehensive loss if the Company does not intend to sell the security and it is more likely than not that the Company will not be required to sell the security prior to recovery. No charges for other-than-temporary losses were recorded during the six months ended June 30, 2014 and 2013.

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

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Out-of-Period Adjustment

During the second quarter of 2013, the Company determined that it had incorrectly excluded incentive compensation as a component of employee compensation eligible for capitalization under its software development costs capitalization policy.  The Company assessed this error and determined that it was not material to previous reporting periods and was not material to the year ended December 31, 2013.  Therefore, the Company recorded this item as an out-of-period adjustment in the three months ended June 30, 2013 by reducing employee compensation and benefits expense by $2.9 million and increasing depreciation and amortization expense by $1.3 million in the Consolidated Statements of Operations and increasing the net book value of capitalized software by $1.6 million in the Consolidated Statements of Financial Condition.  This item was reflected as a non-cash adjustment in the Consolidated Statements of Cash Flows for 2013.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers”, which will replace most of the existing revenue recognition guidance in GAAP.  The core principle of the ASU is that an entity should recognize revenue for the transfer of goods or services equal to the amount that it expects to be entitled to receive for those goods or services.  The ASU requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments. The ASU will be effective for the Company beginning January 1, 2017 and allows for both retrospective and prospective methods of adoption. The Company is in the process of determining the method of adoption and assessing the impact of this ASU on the Company’s Consolidated Financial Statements.

3. Net Capital Requirements

Certain U.S. subsidiaries of the Company are registered as a broker-dealer or swap execution facility and therefore are subject to the applicable rules and regulations of the SEC and the Commodity Futures Trading Commission. These rules contain minimum net capital requirements, as defined in the applicable regulations, and also may require a significant part of the registrants’ assets be kept in relatively liquid form. Certain of the Company’s foreign subsidiaries are regulated by the Financial Conduct Authority in the U.K. or Ontario Securities Commission in Canada and must maintain financial resources, as defined in the applicable regulations, in excess of the applicable financial resources requirement. As of June 30, 2014, each of the Company’s subsidiaries that are subject to these regulations had net capital or financial resources in excess of their minimum requirements. As of June 30, 2014, aggregate net capital and financial resources was $68.6 million in excess of required levels of $12.5 million.

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

	Level 1	Level 2	Level 3	Total
As of June 30, 2014	(In thousands)
Money market funds	$80,400	$—	$—	$80,400
Securities available-for-sale
Municipal securities	—	16,594	—	16,594
Corporate bonds	—	49,148	—	49,148
Foreign currency forward position	—	(293)	—	(293)
	$80,400	$65,449	$—	$145,849

As of December 31, 2013
Money market funds	$90,536	$—	$—	$90,536
Securities available-for-sale
Municipal securities	—	16,052	—	16,052
Corporate bonds	—	51,690	—	51,690
Foreign currency forward position	—	(472)	—	(472)
	$90,536	$67,270	$—	$157,806

Securities classified within Level 2 were valued using a market approach utilizing prices and other relevant information generated by market transactions involving comparable assets. The foreign currency forward contracts are classified within Level 2 as the valuation inputs are based on quoted market prices. There were no financial assets classified within Level 3 during the six months ended June 30, 2014 and 2013.

The Company enters into foreign currency forward contracts to hedge the exposure to variability in certain foreign currency cash flows resulting from the net investment in the Company’s U.K. subsidiaries. The Company designates each foreign currency forward contract as a hedge and assesses the risk management objective and strategy, including identification of the hedging instrument, the hedged item and the risk exposure and how effectiveness is to be assessed prospectively and retrospectively. These hedges are for a one-month period and are used to limit exposure to foreign currency exchange rate fluctuations. The fair value of the liability is included in accounts payable in the Consolidated Statements of Financial Condition. Gains or losses on foreign currency forward contracts designated as hedges are included in accumulated other comprehensive loss in the Consolidated Statements of Financial Condition. A summary of the foreign currency forward contract is as follows:

	As of
	June 30, 2014	December 31, 2013
	(In thousands)
Notional value	$35,027	$29,431
Fair value of notional	35,320	29,903
Fair value of the liability	$(293)	$(472)

The following is a summary of the Company’s securities available-for-sale:

		Gross	Gross	Estimated
	Amortized	unrealized	unrealized	fair
	cost	gains	losses	value
	(In thousands)
As of June 30, 2014
Municipal securities	$16,585	$11	$(2)	$16,594
Corporate bonds	48,987	168	(7)	49,148
Total securities available-for-sale	$65,572	$179	$(9)	$65,742

As of December 31, 2013
Municipal securities	$16,049	$9	$(6)	$16,052
Corporate bonds	51,579	124	(13)	51,690
Total securities available-for-sale	$67,628	$133	$(19)	$67,742

The following table summarizes the contractual maturities of securities available-for-sale:

	As of
	June 30, 2014	December 31, 2013
	(In thousands)
Less than one year	$24,564	$12,332
Due in 1 - 5 years	41,178	55,410
Total securities available-for-sale	$65,742	$67,742

Proceeds from the sales and maturities of securities available-for-sale during the six months ended June 30, 2014 and 2013 were $5.4 million and $36.1 million, respectively.

The following table provides fair values and unrealized losses on securities available-for-sale and by the aging of the securities’ continuous unrealized loss position as of June 30, 2014 and December 31, 2013:

	Less than Twelve Months		Twelve Months or More		Total
	Estimated	Gross	Estimated	Gross	Estimated	Gross
	fair	unrealized	fair	unrealized	fair	unrealized
	value	losses	value	losses	value	losses
	(In thousands)
As of June 30, 2014
Municipal securities	$3,529	$(2)	$—	$—	$3,529	$(2)
Corporate bonds	4,121	(7)	—	—	4,121	(7)
Total	$7,650	$(9)	$—	$—	$7,650	$(9)

As of December 31, 2013
Municipal securities	$4,955	$(6)	$—	$—	$4,955	$(6)
Corporate bonds	10,728	(13)	—	—	10,728	(13)
Total	$15,683	$(19)	$—	$—	$15,683	$(19)

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

From the date of acquisition to June 30, 2013, Xtrakter-related revenue and net income of $7.4 million and $0.3 million, respectively, have been included in the Company’s Consolidated Statements of Operations. The following unaudited pro forma consolidated financial information reflects the results of operations of the Company for the six months ended June 30, 2013, as if the acquisition of Xtrakter had occurred as of the beginning of the period presented, after giving effect to certain purchase accounting adjustments. The pro forma results are not necessarily indicative of what the Company’s operating results would have been had the acquisition actually taken place at the beginning of the period presented. The pro forma financial information includes the amortization charges from acquired intangible assets, adjustments to interest income to reflect the cash purchase price and related tax effects.

Six Months Ended June 30, 2013
(In thousands, except per share amounts)
Revenues	$121,082
Income before income taxes	$56,129
Net income	$34,850
Basic net income per common share	$0.95
Diluted net income per common share	$0.92

6. Goodwill and Intangible Assets

Goodwill and intangible assets with indefinite lives was $59.7 million as of both June 30, 2014 and December 31, 2013. Intangible assets that are subject to amortization, including the related accumulated amortization, are comprised of the following:

	June 30, 2014			December 31, 2013
	Cost	Accumulated Amortization	Net Carrying Amount	Cost	Accumulated Amortization	Net Carrying Amount
	(In thousands)
Technology	$5,770	$(2,992)	$2,778	$5,770	$(2,159)	$3,611
Customer relationships	5,707	(1,017)	4,690	5,698	(816)	4,882
Non-competition agreements	380	(169)	211	380	(106)	274
Tradenames	370	(203)	167	370	(153)	217
Total	$12,227	$(4,381)	$7,846	$12,218	$(3,234)	$8,984

Amortization expense associated with identifiable intangible assets was $1.1 million and $0.8 million for the six months ended June 30, 2014 and 2013, respectively. Estimated total amortization expense is $2.3 million for each of 2014 and 2015, $0.7 million for 2016 and $0.4 million for each of 2017 and 2018.

7. Income Taxes

The provision for income taxes from continuing operations consists of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(In thousands)
Current:
Federal	$8,023	$9,020	$13,017	$13,262
State and local	1,587	1,806	2,773	2,894
Foreign	561	418	294	290
Total current provision	10,171	11,244	16,084	16,446
Deferred:
Federal	1,002	1,029	4,333	4,265
State and local	74	191	585	777
Foreign	(367)	(331)	111	(229)
Total deferred provision	709	889	5,029	4,813
Provision for income taxes	$10,880	$12,133	$21,113	$21,259

The following is a summary of the Company’s net deferred tax assets:

	As of
	June 30, 2014	December 31, 2013
	(In thousands)
Deferred tax assets and liabilities	$10,258	$12,690
Valuation allowance	(7,641)	(7,743)
Deferred tax assets, net	$2,617	$4,947

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

Effective January 1, 2013, the Company determined that unremitted earnings of its foreign subsidiaries will be considered indefinitely reinvested outside of the United States.

8. Stock-Based Compensation Plans

Stock-based compensation expense for the three and six months ended June 30, 2014 and 2013 was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(In thousands)
Employees	$2,183	$2,074	$4,272	$3,920
Non-employee directors	152	106	379	258
Total stock-based compensation	$2,335	$2,180	$4,651	$4,178

The Company records stock-based compensation for employees in employee compensation and benefits and for non-employee directors in general and administrative expenses in the Consolidated Statements of Operations.

During the six months ended June 30, 2014, the Company granted to employees restricted stock or restricted stock units of 117,656 shares, performance-based shares with an expected pay-out at target of 29,678 shares of common stock and 382 options to purchase shares of common stock. The fair value of the restricted stock and performance-based share awards was based on a weighted-average grant date fair value per share of $62.09 and $63.07, respectively. Based on the Black-Scholes option pricing model, the weighted-average fair value for each option granted was $19.25 per share. As of June 30, 2014, the total unrecognized compensation cost related to non-vested awards was $15.2 million. That cost is expected to be recognized over a weighted-average period of 1.9 years.

9. Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per common share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(In thousands, except per share amounts)
Net income from continuing operations	$18,191	$19,289	$35,666	$34,834
Income (loss) from discontinued operations	—	54	—	(165)
Net income	$18,191	$19,343	$35,666	$34,669

Weighted average common shares outstanding	37,015	36,868	37,068	36,821
Basic earnings per common share
Income from continuing operations	$0.49	$0.52	$0.96	$0.94
Income (loss) from discontinued operations	—	—	—	—
Basic earnings per share	$0.49	$0.52	$0.96	$0.94

Weighted average common shares outstanding	37,015	36,868	37,068	36,821
Dilutive effect of stock options and restricted stock	927	951	951	925
Diluted weighted average shares outstanding	37,942	37,819	38,019	37,746
Diluted earnings per common share
Income from continuing operations	$0.48	$0.51	$0.94	$0.92
Income (loss) from discontinued operations	—	—	—	—
Diluted earnings per share	$0.48	$0.51	$0.94	$0.92

Stock options and restricted stock totaling 51,273 shares and 70,332 shares for the three months ended June 30, 2014 and 2013, respectively, and 116,832 shares and 276,524 shares for the six months ended June 30, 2014 and 2013, respectively, were excluded from the computation of diluted earnings per share because their effect would have been antidilutive. The computation of diluted shares can vary among periods due, in part, to the change in the average price of the Company’s common stock.

10. Credit Facility

In January 2013, the Company entered into a three-year credit agreement (“Credit Agreement”) that provides for revolving loans and letters of credit up to an aggregate of $50.0 million (“Credit Facility”). As of June 30, 2014, there was $49.9 million available to borrow under the Credit Facility. Subject to satisfaction of certain specified conditions, the Company is permitted to upsize the Credit Facility by an additional $50.0 million in total.

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

11. Commitments and Contingencies

Lease Commitments

The Company leases office space under non-cancelable lease agreements expiring at various dates through 2027. Office space leases are subject to escalation based on certain costs incurred by the landlord. Minimum rental commitments as of June 30, 2014 under such operating leases were as follows (in thousands):

Remainder of 2014	$758
2015	1,707
2016	2,884
2017	2,808
2018	2,975
2019 and thereafter	15,879
$27,011

Rental expense was $1.9 million and $1.8 million for the six months ended June 30, 2014 and 2013, respectively, and is included in occupancy expense in the Consolidated Statements of Operations. Rental expense has been recorded based on the total minimum lease payments after giving effect to rent abatement and concessions, which are being amortized on a straight-line basis over the life of the lease. The Company is contingently obligated for standby letters of credit amounting to $1.3 million that were issued to landlords for office space.

The Company has assigned two lease agreements on leased properties to separate third parties. The Company is contingently liable should the assignees default on future lease obligations through the lease termination dates of November 2015 and November 2020. The aggregate amount of future lease obligations under these arrangements is $2.6 million as of June 30, 2014.

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

In January 2013, a former employee of the Company filed a complaint against the Company with the U.S. Department of Labor alleging retaliatory employment practices in violation of the whistleblower provisions of the Sarbanes-Oxley Act. The relief sought includes, among other things, reinstatement, back pay and compensatory and punitive damages. The Company believes the complaint is without merit and intends to vigorously defend itself against the allegations. The Company filed its response to the complaint in February 2013. Given the inherent uncertainty of the potential outcome of such proceedings, the Company cannot estimate the reasonably possible range of loss at this time. Based on the available information, the Company believes that the low end of the reasonably possible range of loss is zero and, accordingly, no loss accrual has been provided in the Company’s accompanying financial statements.

Other

The Company, through two regulated subsidiaries, executes certain bond transactions between and among institutional investor and broker-dealer clients on a matched principal basis by serving as counterparty to both the buyer and the seller in trades which then settle through a third-party clearing broker. Settlement typically occurs within one to three trading days after the trade date. Cash settlement of the transaction occurs upon receipt or delivery of the underlying instrument that was traded. For the six months ended June 30, 2014 and 2013, revenues from matched principal transactions were $2.8 million and $3.0 million, respectively. Under securities clearing agreements with the third party, the Company maintains a collateral deposit with the clearing broker in the form of cash. As of June 30, 2014, the amount of the collateral deposit included in prepaid expenses and other assets in the Consolidated Statements of Financial Condition was $0.9 million. The Company is exposed to credit risk in the event a counterparty does not fulfill its obligation to complete a transaction. Pursuant to the terms of the securities clearing agreements between the Company and the clearing broker, the clearing broker has the right to charge the Company for losses resulting from a counterparty’s failure to fulfill its contractual obligations. The losses are not capped at a maximum amount and apply to all trades executed through the clearing broker. At June 30, 2014, the Company had not recorded any liabilities with regard to this right.

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

Greenline’s operating results for the three and six months ended June 30, 2013 have been classified as discontinued operations in the Consolidated Statement of Operations. The following is a summary of Greenline’s operating results for the three and six months ended June 30, 2013:

	Three Months Ended	Six Months Ended
	June 30, 2013	June 30, 2013
	(In thousands)
Revenues	$2,052	$3,958
Expenses	1,961	4,226
Income (loss) before income taxes	91	(268)
Provision (benefit) for income taxes	37	(103)
Net income (loss) from discontinued operations	$54	$(165)

13. Customer Concentration

During both the six months ended June 30, 2014 and 2013, no single client accounted for more than 10% of total revenue. One client accounted for 14.9% and 12.1% of trading volumes during the six months ended June 30, 2014 and 2013, respectively.

14. Share Repurchase Program

In January 2014, the Board of Directors of the Company authorized a share repurchase program for up to $35.0 million of the Company’s common stock. In July 2014, the Board of Directors increased the authorization under the share repurchase program by an additional $65.0 million of the Company’s common stock. The share repurchase program will expire on December 31, 2015. For the six months ended June 30, 2014, the Company repurchased 242,787 shares of common stock at a cost of $13.7 million. Shares repurchased under the program will be held in treasury for future use.

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

Executive Overview

MarketAxess operates a leading electronic trading platform that enables fixed-income market participants to efficiently trade corporate bonds and other types of fixed-income instruments using our patented trading technology. Our over 1,000 active institutional investor firms (firms that executed at least one trade in U.S. or European fixed income securities through our electronic trading platform between July 2013 and June 2014) include investment advisers, mutual funds, insurance companies, public and private pension funds, bank portfolios, broker-dealers and hedge funds. Our approximately 90 broker-dealer market-maker clients provide liquidity on the platform and include most of the leading broker-dealers in global fixed-income trading. We also execute certain bond transactions between and among institutional investor and broker-dealer clients on a matched principal (often called “riskless principal”) basis by serving as counterparty to both the buyer and the seller in trades which then settle through a third-party clearing broker. We provide fixed-income market data, analytics and compliance tools that help our clients make trading decisions. We also provide trade matching and regulatory transaction reporting services to the securities markets. In addition, we provide technology solutions and professional consulting services to fixed-income industry participants.

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

Through our Open TradingTM initiative, we have designed a series of protocols to allow our broker-dealers and institutional investor clients to operate in an all-to-all trading environment.  These innovative technology solutions are designed to increase potential trading counterparties on our electronic trading platform and create a menu of solutions to address different trade sizes and bond liquidity characteristics.

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

—

to innovate and efficiently add new functionality and product offerings to the MarketAxess platform that we believe will help to increase our market share with existing clients, as well as to expand our client base;

—

to leverage our existing client network and technology to increase the number of potential counterparties and improve liquidity by developing and deploying a wide range of electronic trading protocols to complement our traditional request-for-quote model and allowing broker-dealers and institutional investors to operate in an all-to-all trading environment;

—

to leverage our existing technology and client relationships to deploy our electronic trading platform into additional product segments within the fixed-income securities markets and deliver fixed-income securities-related technical services and products;

—

to continue building our existing service offerings so that our electronic trading platform is more fully integrated into the workflow of our broker-dealer and institutional investor clients and to continue to add functionality to allow our clients to achieve a fully automated end-to-end straight-through processing solution (automation from trade initiation to settlement);

—

to add new content and analytical capabilities to Corporate BondTicker™ and expand the data service offering provided by Xtrakter Limited (“Xtrakter’) to improve the value of the information we provide to our clients; and

—

to continue to increase and supplement our internal growth by entering into strategic alliances, or acquiring businesses or technologies that will enable us to enter new markets, provide new products or services, or otherwise enhance the value of our platform to our clients. The acquisition of Xtrakter in February 2013 provides us with an expanded set of technology solutions ahead of incoming pre- and post-trade transparency mandates from the Markets in Financial Instruments Directive II (“MiFID II”) in Europe. In April 2013, we entered into a strategic alliance with BlackRock, Inc. to create a unified, open trading solution designed to help reduce liquidity fragmentation and improve pricing across credit markets.

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

Regulatory bodies in Europe are developing new rules for the fixed income markets, including changes to market structure, transparency requirements for fixed income instruments, derivatives trading and post-trade reporting obligations. In June 2014, the final texts of MiFID II and Markets in Financial Instruments Regulation (“MiFIR”) were published in the Official Journal of the European Union.  A large amount of implementation work is left to be completed and the rules of MiFID II and MiFIR will not enter into effect for 30 months after publication, or until January 2017. MiFID II introduces changes in market structure designed to enhance pre- and post-trade transparency, ensure trading occurs on regulated trading venues where appropriate to create a more level playing field among trading venues, and establish a harmonized regime of open access to trading venues and central counterparties on a non-discriminatory basis. Proposals for detailed implementing and technical standards are expected to be issued at the end of 2014 and thereafter. We cannot predict the extent to which any of these future regulatory changes may adversely affect our European business and operations.

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

Trends in Our Business

The majority of our revenues are derived from commissions for transactions executed on our platform between our institutional investor and broker-dealer clients and monthly distribution fees. We believe that there are five key variables that impact the notional value of such transactions on our platform and the amount of commissions and distribution fees earned by us:

—	the number of institutional investor firms that participate on the platform and their willingness to originate transactions through the platform;
—	the number of broker-dealer clients on the platform and the frequency and competitiveness of the price responses they provide to the institutional investor clients;
—	the number of markets for which we make trading available to our clients;
—	the overall level of activity in these markets; and
—	the level of commissions that we collect for trades executed through the platform.

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

Critical Accounting Estimates

This Management’s Discussion and Analysis of Financial Condition and Results of Operations discusses our Consolidated Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the United States, also referred to as U.S. GAAP. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the reported amounts of income and expenses during the reporting periods. We base our estimates and judgments on historical experience and on various other factors that we believe are reasonable under the circumstances. Actual results may differ from these estimates under varying assumptions or conditions. Note 2 of the Notes to our Consolidated Financial Statements includes a summary of the significant accounting policies and methods used in the preparation of our Consolidated Financial Statements. There were no significant changes to our critical accounting policies and estimates during the six months ended June 30, 2014, as compared to those we disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2013.

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

Results of Operations

Three Months Ended June 30, 2014 Compared to Three Months Ended June 30, 2013

Overview

Total revenues increased by $1.5 million or 2.3% to $65.0 million for the three months ended June 30, 2014, from $63.5 million for the three months ended June 30, 2013. This increase in total revenues was primarily due to an increase in information and post-trade services of $0.8 million and technology products and services of $0.5 million.  A 9.6% change in the foreign currency exchange rates of the Pound Sterling compared to the U.S. dollar from the three months ended June 30, 2013 to the three months ended June 30, 2014 had the effect of increasing revenues by $0.8 million.

Total expenses increased by $3.8 million or 11.9% to $35.9 million for the three months ended June 30, 2014, from $32.1 million for the three months ended June 30, 2013. This increase was primarily due to higher employee compensation and benefits of $3.7 million, marketing and advertising of $0.4 million and technology and communications of $0.4 million, partially offset by a decrease in professional and consulting fees of $1.0 million. During the second quarter of 2013, we determined that we had incorrectly excluded incentive compensation as a component of employee compensation eligible for capitalization under our software development costs capitalization policy.  We recorded this item as an out-of-period adjustment in the three months ended June 30, 2013 by reducing employee compensation and benefits expense by $2.9 million and increasing depreciation and amortization expense by $1.3 million.  The change in foreign currency exchange rates had the effect of increasing expenses by $0.7 million in the three months ended June 30, 2014.

Income before taxes from continuing operations decreased by $2.4 million or 7.5% to $29.1 million for the three months ended June 30, 2014, from $31.4 million for the three months ended June 30, 2013. Net income from continuing operations decreased by $1.1 million or 5.7% to $18.2 million for the three months ended June 30, 2014, from $19.3 million for three months ended June 30, 2013.

In October 2013, we sold Greenline Financial Technologies, Inc. (“Greenline”) for $11.0 million and recognized a gain on the sale, net of a tax benefit, of $7.6 million. Greenline’s operating results have been classified as discontinued operations in our Consolidated Statement of Operations. The net income from discontinued operations for the three months ended June 30, 2013 was $0.1 million.

Revenues

Our revenues for the three months ended June 30, 2014 and 2013, and the resulting dollar and percentage changes, were as follows:

	Three Months Ended June 30,
	2014		2013
		% of		% of	$	%
	$	Revenues	$	Revenues	Change	Change
	($ in thousands)
Commissions	$54,315	83.6%	$54,198	85.3%	$117	0.2%
Information and post-trade services	7,962	12.3	7,192	11.3	770	10.7
Technology products and services	1,987	3.1	1,485	2.3	502	33.8
Investment income	138	0.2	44	0.1	94	213.6
Other	562	0.8	588	1.0	(26)	(4.4)
Total revenues	$64,964	100.0%	$63,507	100.0%	$1,457	2.3%

Commissions. Our commission revenues for the three months ended June 30, 2014 and 2013, and the resulting dollar and percentage changes, were as follows:

	Three Months Ended June 30,
			$	%
	2014	2013	Change	Change
	($ in thousands)
Variable transaction fees
U.S. high-grade	$20,705	$23,077	$(2,372)	(10.3)%
Other credit	16,936	15,372	1,564	10.2
Liquid products	641	907	(266)	(29.3)
Total variable transaction fees	38,282	39,356	(1,074)	(2.7)
Distribution fees
U.S. high-grade	13,771	12,555	1,216	9.7
Other credit	2,042	2,259	(217)	(9.6)
Liquid products	220	28	192	685.7
Total distribution fees	16,033	14,842	1,191	8.0
Total commissions	$54,315	$54,198	$117	0.2%

Variable Transaction Fees

The following table shows the extent to which the decrease in variable transaction fees for the three months ended June 30, 2014 was attributable to changes in transaction volumes and variable transaction fees per million:

	Change from the Three Months Ended June 30, 2013
	U.S. High-Grade	Other Credit	Liquid Products	Total
	(In thousands)
Volume (decrease) increase	$(383)	$1,652	$(231)	$1,038
Variable transaction fee per million (decrease)	(1,989)	(88)	(35)	(2,112)
Total commissions (decrease) increase	$(2,372)	$1,564	$(266)	$(1,074)

Our trading volumes for the three months ended June 30, 2014 and 2013 were as follows:

	Three Months Ended June 30,
			$	%
	2014	2013	Change	Change
Trading Volume Data (in millions)
U.S. high-grade - fixed rate	$109,970	$112,955	$(2,985)	(2.6)%
U.S. high-grade - floating rate	6,331	5,308	1,023	19.3
Total U.S. high-grade	116,301	118,263	(1,962)	(1.7)
Other credit	55,011	49,674	5,337	10.7
Liquid products	14,725	19,753	(5,028)	(25.5)
Total	$186,037	$187,690	$(1,653)	(0.9)%

Number of U.S. Trading Days	63	64
Number of U.K. Trading Days	61	62

For volume reporting purposes, transactions in foreign currencies are converted to U.S. dollars at average monthly rates. The 1.7% decrease in U.S. high-grade volume was principally due to a decrease in our estimated market share of total U.S. high-grade corporate bond volume as reported by FINRA TRACE from 14.1% for the three months ended June 30, 2013 to 13.6% for the three months ended June 30, 2014, partially offset by an increase in estimated FINRA TRACE U.S. high-grade volume of 1.8% to $854.5 billion for the three months ended June 30, 2014 from $839.2 billion for the three months ended June 30, 2013.  We believe that certain broker-dealers initiated reporting of affiliate back-to-back trades to FINRA in April 2014, and that this double counting of trades inflated the TRACE reported volume by approximately 3% in the three months ended June 30, 2014 and consequently reduced the Company’s estimated market share by approximately 0.4% in the three months ended June 30, 2014.  Other credit volumes increased by 10.7% for the three months ended June 30, 2014 compared to the three months ended June 30, 2013, primarily due to higher volumes in Eurobonds, emerging markets bonds and high-yield bonds. Liquid products volume decreased by 25.5% for the three months ended June 30, 2014 compared to the three months ended June 30, 2013, due mainly to lower trading volumes in U.S.

agency bonds.  Estimated U.S. Agency TRACE volumes declined by 36.6% for the three months ended June 30, 2014 compared to the three months ended June 30, 2013.

Our average variable transaction fee per million for the three months ended June 30, 2014 and 2013 was as follows:

	Three Months Ended June 30,
	2014	2013

U.S. high-grade - fixed rate	$185	$203
U.S. high-grade - floating rate	54	24
Total U.S. high-grade	178	195
Other credit	308	309
Liquid products	44	46
Total	206	210

Total U.S. high-grade average variable transaction fee per million decreased from $195 for the three months ended June 30, 2013 to $178 for the three months ended June 30, 2014. The change was primarily due to a decrease in the duration, and an increase in the nominal size, of the bonds traded. U.S. high-grade floating rate average variable transaction fee per million increased from $24 for the three months ended June 30, 2013 to $54 for the three months ended June 30, 2014, primarily due to a change in our pricing calculation to conform with the market convention.

Distribution Fees

Distribution fees increased by $1.2 million or 8.0% to $16.0 million for the three months ended June 30, 2014 from $14.8 million for the three months ended June 30, 2013. U.S. high-grade distribution fees increased $1.2 million principally due to the migration in the second half of 2013 of two broker-dealer market makers from an all-variable fee plan to a plan that incorporates a monthly distribution fee.

Information and Post-Trade Services. Information and post-trade services increased by $0.8 million or 10.7% to $8.0 million for the three months ended June 30, 2014, from $7.2 million for the three months ended June 30, 2013, principally due to a change in foreign currency exchange rates of $0.5 million and higher data sales of $0.2 million.

Technology Products and Services. Technology products and services revenues increased by $0.5 million or 33.8% to $2.0 million for the three months ended June 30, 2014, from $1.5 million for the three months ended June 30, 2013. The increase was primarily a result of higher professional consulting services revenues.

Investment Income. Investment income was $0.1 million and $44 thousand for the three months ended June 30, 2014 and 2013, respectively.

Other. Other income was $0.6 million for both the three months ended June 30, 2014 and 2013.

Expenses

Our expenses for the three months ended June 30, 2014 and 2013, and the resulting dollar and percentage changes were as follows:

	Three Months Ended June 30,
	2014		2013
		% of		% of	$	%
	$	Revenues	$	Revenues	Change	Change
	($ in thousands)
Expenses
Employee compensation and benefits	$18,421	28.4%	$14,712	23.2%	$3,709	25.2%
Depreciation and amortization	4,351	6.7	4,405	6.9	(54)	(1.2)
Technology and communications	4,449	6.8	4,045	6.4	404	10.0
Professional and consulting fees	3,426	5.3	4,435	7.0	(1,009)	(22.8)
Occupancy	1,102	1.7	1,170	1.8	(68)	(5.8)
Marketing and advertising	1,800	2.8	1,371	2.2	429	31.3
General and administrative	2,344	3.6	1,947	3.0	397	20.4
Total expenses	$35,893	55.3%	$32,085	50.5%	$3,808	11.9%

Employee Compensation and Benefits. Employee compensation and benefits increased by $3.7 million or 25.2% to $18.4 million for the three months ended June 30, 2014, from $14.7 million for the three months ended June 30, 2013. The increase was primarily due to the favorable software development costs out-of-period adjustment of $2.9 million in the three months ended June 30, 2013 and higher wages and benefits associated with an increase in employee headcount of $1.4 million, partially offset by lower employee incentive compensation of $0.7 million. Our employee headcount increased from 293 as of June 30, 2013 to 318 as of June 30, 2014.

Depreciation and Amortization. Depreciation and amortization was $4.4 million for both the three months ended June 30, 2014 and 2013. An increase in amortization of software development costs of $0.7 million and depreciation of production hardware of $0.6 million was offset by the software development costs out-of-period adjustment of $1.3 million. For the three months ended June 30, 2014 and 2013, $2.1 million and $6.6 million, respectively, of equipment purchases and leasehold improvements and $2.4 million and $1.9 million, respectively, of software development costs were capitalized. The lower equipment purchases and leasehold improvements were primarily due to the build-out of a replacement primary data center in 2013.

Technology and Communications. Technology and communications expenses increased by $0.4 million or 10.0% to $4.4 million for the three months ended June 30, 2014 from $4.0 million for the three months ended June 30, 2013. The increase was mainly due to higher software maintenance and support of $0.3 million.

Professional and Consulting Fees. Professional and consulting fees decreased by $1.0 million or 22.8% to $3.4 million for the three months ended June 30, 2014, from $4.4 million for the three months ended June 30, 2013. The decrease was mainly due to lower IT consulting costs of $0.5 million and recruiting fees of $0.3 million.

Occupancy. Occupancy costs decreased by $0.1 million or 5.8% to $1.1 million for the three months ended June 30, 2014, from $1.2 million for the three months ended June 30, 2013.

Marketing and Advertising. Marketing and advertising expenses increased by $0.4 million or 31.3% to $1.8 million for the three months ended June 30, 2014, from $1.4 million for the three months ended June 30, 2013. The increase was due to higher advertising, promotion and sales related travel and entertainment costs.

General and Administrative. General and administrative expenses increased by $0.4 million or 20.4% to $2.3 million for the three months ended June 30, 2014, from $1.9 million for the three months ended June 30, 2013. The increase was due to foreign currency transaction losses and other miscellaneous expenses.

Provision for Income Tax. For the three months ended June 30, 2014 and 2013, the income tax provision from continuing operations was $10.9 million and $12.1 million, respectively. The decrease in the tax provision was attributable to the decline in pre-tax income. Our consolidated effective tax rate for the three months ended June 30, 2014 was 37.4%, compared to 38.6% for the three months ended June 30, 2013. Our consolidated effective tax rate can vary from period to period depending on, among other factors, the geographic and business mix of our earnings and changes in tax legislation and tax rates.

Six Months Ended June 30, 2014 Compared to Six Months Ended June 30, 2013

Overview

Total revenues increased by $11.2 million or 9.6% to $128.4 million for the six months ended June 30, 2014, from $117.2 million for the six months ended June 30, 2013. This increase in total revenues was primarily due to an increase in information and post-trade services of $5.1 million and commissions of $4.9 million.  The increase in revenue from information and post-trade services was partly due to the inclusion of two additional months of revenues in 2014 from Xtrakter, which was acquired in February 2013. Revenues for Xtrakter for the six months ended June 30, 2014 and 2013 were $12.5 million and $7.4 million, respectively. An 8.6% change in the foreign currency exchange rates of the Pound Sterling compared to the U.S. dollar from the six months ended June 30, 2013 to the six months ended June 30, 2014 had the effect of increasing revenues by $1.6 million.

Total expenses increased by $10.5 million or 17.2% to $71.6 million for the six months ended June 30, 2014, from $61.1 million for the six months ended June 30, 2013. This increase was primarily due to higher employee compensation and benefits of $7.3 million, depreciation and amortization of $1.8 million and technology and communication costs of $1.8 million. Operating expenses for Xtrakter for the six months ended June 30, 2014 and 2013 were $12.7 million and $7.0 million, respectively.  Total expenses for the six months ended June 30, 2013 reflect the favorable software development costs out-of-period adjustment recorded in the second quarter of 2013. The change in foreign currency exchange rates had the effect of increasing expenses by $1.3 million in the six months ended June 30, 2014.

Income before taxes from continuing operations increased by $0.7 million or 1.2% to $56.8 million for the six months ended June 30, 2014, from $56.1 million for the six months ended June 30, 2013. Net income from continuing operations increased by $0.8 million or 2.4% to $35.7 million for the six months ended June 30, 2014, from $34.8 million for the six months ended June 30, 2013.

The net loss from discontinued operations for the six months ended June 30, 2013 was $0.2 million.

Revenues

Our revenues for the six months ended June 30, 2014 and 2013, and the resulting dollar and percentage changes, were as follows:

	Six Months Ended June 30,
	2014		2013
		% of		% of	$	%
	$	Revenues	$	Revenues	Change	Change
	($ in thousands)
Commissions	$106,304	82.8%	$101,384	86.5%	$4,920	4.9%
Information and post-trade services	16,041	12.5	10,895	9.3	5,146	47.2
Technology products and services	4,023	3.1	2,718	2.3	1,305	48.0
Investment income	284	0.2	176	0.2	108	61.4
Other	1,710	1.4	1,985	1.7	(275)	(13.9)
Total revenues	$128,362	100.0%	$117,158	100.0%	$11,204	9.6%

Commissions. Our commission revenues for the six months ended June 30, 2014 and 2013, and the resulting dollar and percentage changes, were as follows:

	Six Months Ended June 30,
			$	%
	2014	2013	Change	Change
	($ in thousands)
Variable transaction fees
U.S. high-grade	$40,652	$42,368	$(1,716)	(4.1)%
Other credit	31,990	27,791	4,199	15.1
Liquid products	1,457	1,708	(251)	(14.7)
Total variable transaction fees	74,099	71,867	2,232	3.1
Distribution fees
U.S. high-grade	27,743	24,903	2,840	11.4
Other credit	4,194	4,556	(362)	(7.9)
Liquid products	268	58	210	362.1
Total distribution fees	32,205	29,517	2,688	9.1
Total commissions	$106,304	$101,384	$4,920	4.9%

Variable Transaction Fees

The following table shows the extent to which the increase in variable transaction fees for the six months ended June 30, 2014 was attributable to changes in transaction volumes and variable transaction fees per million:

	Change from the Six Months Ended June 30, 2013
	U.S. High-Grade	Other Credit	Liquid Products	Total
	(In thousands)
Volume increase (decrease)	$3,080	$4,140	$(192)	$7,028
Variable transaction fee per million (decrease) increase	(4,796)	59	(59)	(4,796)
Total commissions (decrease) increase	$(1,716)	$4,199	$(251)	$2,232

Our trading volumes for the six months ended June 30, 2014 and 2013 were as follows:

	Six Months Ended June 30,
			$	%
	2014	2013	Change	Change
Trading Volume Data (in millions)
U.S. high-grade - fixed rate	$223,098	$209,692	$13,406	6.4%
U.S. high-grade - floating rate	12,367	9,817	2,550	26.0
Total U.S. high-grade	235,465	219,509	15,956	7.3
Other credit	105,062	91,440	13,622	14.9
Liquid products	32,929	37,102	(4,173)	(11.2)
Total	$373,456	$348,051	$25,405	7.3%

Number of U.S. Trading Days	124	124
Number of U.K. Trading Days	124	124

For volume reporting purposes, transactions in foreign currencies are converted to U.S. dollars at average monthly rates. The 7.3% increase in U.S. high-grade volume was principally due to an increase in our estimated market share of total U.S. high-grade corporate bond volume as reported by FINRA TRACE from 13.2% for the six months ended June 30, 2013 to 13.5% for the six months ended June 30, 2014, coupled with an increase in estimated FINRA TRACE U.S. high-grade volume of 4.8%. We believe that certain broker-dealers initiated reporting of affiliate back-to-back trades to FINRA in April 2014, and that this double counting of trades during the second quarter of 2014 inflated the TRACE reported volume by approximately 1.5% in the six months ended June 30, 2014 and consequently reduced the Company’s estimated market share in the six months ended June 30, 2014 by approximately 0.2%. Other credit volumes increased by 14.9% for the six months ended June 30, 2014 compared to the six months ended June 30, 2013, primarily due to higher volumes in emerging markets bonds, Eurobonds and high-yield bonds. Liquid products volume decreased by 11.2% for the six months ended June 30, 2014 compared to the six months ended June 30, 2013, due mainly to lower trading volumes in U.S. agency bonds. Estimated U.S. Agency TRACE volumes declined by 29.9% for the six months ended June 30, 2014 compared to the six months ended June 30, 2013.

Our average variable transaction fee per million for the six months ended June 30, 2014 and 2013 was as follows:

	Six Months Ended June 30,
	2014	2013

U.S. high-grade - fixed rate	$179	$201
U.S. high-grade - floating rate	57	23
Total U.S. high-grade	173	193
Other credit	304	304
Liquid products	44	46
Total	198	206

Total U.S. high-grade average variable transaction fee per million decreased from $193 for the six months ended June 30, 2013 to $173 for the six months ended June 30, 2014. The change was primarily due to a decrease in the duration, and an increase in the nominal size, of the bonds traded. U.S. high-grade floating rate average variable transaction fee per million increased from $23 for the six months ended June 30, 2013 to $57 for the six months ended June 30, 2014, primarily due to a change in our pricing calculation to conform with the market convention.

Distribution Fees

Distribution fees increased by $2.7 million or 9.1% to $32.2 million for the six months ended June 30, 2014 from $29.5 million for the six months ended June 30, 2013. U.S. high-grade distribution fees increased $2.8 million principally due to the migration in the second half of 2013 of two broker-dealer market makers from an all-variable fee plan to a plan that incorporates a monthly distribution fee.

Information and Post-Trade Services. Information and post-trade services increased by $5.1 million or 47.2% to $16.0 million for the six months ended June 30, 2014, from $10.9 million for the six months ended June 30, 2013, principally due to the inclusion of two additional months of revenues from Xtrakter in 2014 and a change in foreign currency exchange rates of $1.0 million.

Technology Products and Services. Technology products and services revenues increased by $1.3 million or 48.0% to $4.0 million for the six months ended June 30, 2014, from $2.7 million for the six months ended June 30, 2013. The increase was primarily a result of higher professional consulting services revenues.

Investment Income. Investment income was $0.3 million and $0.2 million for the six months ended June 30, 2014 and 2013, respectively.

Other. Other income decreased by $0.3 million or 13.9% to $1.7 million for the six months ended June 30, 2014, from $2.0 million for the six months ended June 30, 2013. In the six months ended June 30, 2014, we recognized income of $0.9 million on the sale of certain MF Global bankruptcy claims. In the six months ended June 30, 2013, we recorded a gain of $0.8 million on the sale of U.S. treasuries.  We used the proceeds to fund the acquisition of Xtrakter.

Expenses

Our expenses for the six months ended June 30, 2014 and 2013, and the resulting dollar and percentage changes were as follows:

	Six Months Ended June 30,
	2014		2013
		% of		% of	$	%
	$	Revenues	$	Revenues	Change	Change
	($ in thousands)
Expenses
Employee compensation and benefits	$37,030	28.8%	$29,728	25.4%	$7,302	24.6%
Depreciation and amortization	8,472	6.6	6,691	5.7	1,781	26.6
Technology and communications	8,941	7.0	7,191	6.1	1,750	24.3
Professional and consulting fees	7,398	5.8	8,738	7.5	(1,340)	(15.3)
Occupancy	2,191	1.7	1,967	1.7	224	11.4
Marketing and advertising	3,009	2.3	2,306	2.0	703	30.5
General and administrative	4,542	3.6	4,444	3.7	98	2.2
Total expenses	$71,583	55.8%	$61,065	52.1%	$10,518	17.2%

Employee Compensation and Benefits. Employee compensation and benefits increased by $7.3 million or 24.6% to $37.0 million for the six months ended June 30, 2014, from $29.7 million for the six months ended June 30, 2013. The increase was primarily due to higher wages and benefits of $4.5 million due to higher headcount and the software development costs out-of period adjustment of $2.9 million in the six months ended June 30, 2013.  Employee compensation and benefits for the six months ended June 30, 2014, include two additional months of expenses from Xtrakter.

Depreciation and Amortization. Depreciation and amortization increased by $1.8 million or 26.6% to $8.5 million for the six months ended June 30, 2014, from $6.7 million for the six months ended June 30, 2013. The increase was due to higher amortization of software development costs of $1.4 million, higher depreciation of production hardware of $1.2 million, increased amortization of the Xtrakter intangible assets of $0.3 million, partially offset by the software development costs out-of-period adjustment of $1.3 million in the six months ended June 30, 2013. For the six months ended June 30, 2014 and 2013, $3.8 million and $7.4 million, respectively, of equipment purchases and leasehold improvements and $5.0 million and $3.3 million, respectively, of software development costs were capitalized. The lower equipment purchases and leasehold improvements were primarily due to the build-out of a replacement primary production data center in 2013.

Technology and Communications. Technology and communications expenses increased by $1.8 million or 24.3% to $8.9 million for the six months ended June 30, 2014 from $7.2 million for the six months ended June 30, 2013. The increase was due to higher software maintenance and support of $0.9 million, office telecommunication costs of $0.6 million and market data costs of $0.4 million.

Professional and Consulting Fees. Professional and consulting fees decreased by $1.3 million or 15.3% to $7.4 million for the six months ended June 30, 2014, from $8.7 million for the six months ended June 30, 2013. The decrease in professional and consulting fees was mostly due to approximately $1.2 million in investment banking, legal and other professional fees related to the Xtrakter acquisition in 2013.

Occupancy. Occupancy costs increased by $0.2 million or 11.4% to $2.2 million for the six months ended June 30, 2014, from $2.0 million for the six months ended June 30, 2013. The increased occupancy costs principally related to our new office space in London.

Marketing and Advertising. Marketing and advertising expenses increased by $0.7 million or 30.5% to $3.0 million for the six months ended June 30, 2014, from $2.3 million for the six months ended June 30, 2013. The increase was due to higher advertising, promotion and sales related travel and entertainment costs.

General and Administrative. General and administrative expenses increased by $0.1 million or 2.2% to $4.5 million for the six months ended June 30, 2014, from $4.4 million for the six months ended June 30, 2013.

Provision for Income Tax. For the six months ended June 30, 2014 and 2013, the income tax provision from continuing operations was $21.1 million and $21.3 million, respectively. Our consolidated effective tax rate for the six months ended June 30, 2014 was 37.2%, compared to 37.9% for the six months ended June 30, 2013. Our consolidated effective tax rate can vary from period to period depending on, among other factors, the geographic and business mix of our earnings and changes in tax legislation and tax rates.

Liquidity and Capital Resources

During the past three years, we have met our cash needs through cash on hand and internally generated funds. Cash and cash equivalents and securities available-for-sale totaled $198.9 million at June 30, 2014.

In January 2013, we entered into a three-year credit agreement that provides for revolving loans and letters of credit up to an aggregate of $50.0 million. As of June 30, 2014, there was $49.9 million available to borrow under the credit facility. Subject to satisfaction of certain specified conditions, we are permitted to upsize the credit facility by an additional $50.0 million in total.

Our cash flows were as follows:

	Six Months Ended June 30,
	2014	2013
	(In thousands)
Net cash provided by operating activities	$36,412	$30,249
Net cash (used in ) investing activities	(7,529)	(12,379)
Net cash (used in) financing activities	(27,501)	(11,386)
Effect of exchange rate changes on cash and cash equivalents	(919)	76
Net increase for the period	$463	$6,560

Net cash provided by operating activities was $36.4 million for the six months ended June 30, 2014 compared to $30.2 million for the six months ended June 30, 2013. The increase in net cash provided by operating activities was primarily due to an increase in depreciation and amortization of $2.7 million and an increase in net income of $1.0 million.

Net cash used in investing activities was $7.5 million for the six months ended June 30, 2014 compared to $12.4 million for the six months ended June 30, 2013. The decrease in net cash used in investing activities was due to the acquisition of Xtrakter in February 2013 for $37.8 million and a decrease in capital expenditures of $2.0 million, partially offset by a decrease in net proceeds from securities available-for-sale of $34.9 million.

Net cash used in financing activities was $27.5 million for the six months ended June 30, 2014 compared to $11.4 million for the six months ended June 30, 2013. The increase in net cash used in financing activities was principally due to the 2014 repurchases of our common stock of $13.7 million and an increase in cash dividends paid on common stock of $1.9 million.

Free cash flow is defined as cash flow from operating activities less expenditures for furniture, equipment and leasehold improvements and capitalized software development costs. For the 12 months ended June 30, 2014 and 2013, free cash flow was $75.7 million and $68.5 million, respectively. Free cash flow is a non-GAAP financial measure. We believe that this non-GAAP financial measure, when taken into consideration with the corresponding GAAP financial measures, is important in gaining an understanding of our financial strength and cash flow generation.

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

Certain of our U.S. subsidiaries are registered as a broker-dealer or swap execution facility and therefore are subject to the applicable rules and regulations of the SEC and the CFTC. These rules contain minimum net capital requirements, as defined in the applicable regulations, and also may require a significant part of the registrants’ assets be kept in relatively liquid form. Certain of our foreign subsidiaries are regulated by the FCA in the U.K. or Ontario Securities Commission in Canada and must maintain financial resources, as defined in the applicable regulations, in excess of the applicable financial resources requirement. As of June 30, 2014, each of our subsidiaries that are subject to these regulations had net capital or financial resources in excess of their minimum requirements. As of June 30, 2014, our aggregate net capital and financial resources was $68.6 million in excess of required levels of $12.5 million.

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

As of June 30, 2014, the amount of unrestricted cash held by our non-U.S. subsidiaries was $22.9 million. We have determined that unremitted earnings of our foreign subsidiaries are considered indefinitely reinvested outside of the U.S. Any repatriation of such foreign earnings by way of dividend may be subject to both U.S. federal and state income taxes, reduced by applicable foreign tax credits. However, we do not have any current needs or foreseeable plans to repatriate cash by way of dividends from our non-U.S. subsidiaries.

We execute certain bond transactions between and among institutional investor and broker-dealer clients on a matched principal basis by serving as counterparty to both the buyer and the seller. These trades are then settled through a third-party clearing broker. Settlement typically occurs within one to three trading days after the trade date. Cash settlement of the transaction occurs upon receipt or delivery of the underlying instrument that was traded. For the six months ended June 30, 2014 and 2013, our revenues from matched principal transactions were approximately $2.8 million and $3.0 million, respectively. We maintain collateral deposits with the clearing broker in the form of cash pursuant to a securities clearing agreement. As of June 30, 2014, the amount of the collateral deposits included in prepaid expenses and other assets in the Consolidated Statements of Financial Condition were $0.9 million. We are exposed to credit risk in the event a counterparty does not fulfill its obligation to complete a transaction. Pursuant to the terms of the securities clearing agreements between us and the clearing broker, the clearing broker has the right to charge us for losses resulting from a counterparty’s failure to fulfill its contractual obligations. The losses are not capped at a maximum amount and apply to all trades executed through the clearing broker. As of June 30, 2014, we had not recorded any liabilities with regard to this right.

In the ordinary course of business, we enter into contracts that contain a variety of representations, warranties and general indemnifications. Our maximum exposure from any claims under these arrangements is unknown, as this would involve claims that have not yet occurred. However, based on past experience, we expect the risk of material loss to be remote.

In January 2014, our Board of Directors authorized a share repurchase program for up to $35.0 million of our common stock. In July 2014, our Board of Directors increased the authorization under the share repurchase program by an additional $65.0 million of our common stock. The share repurchase program will expire on December 31, 2015. For the six months ended June 30, 2014, we repurchased 242,787 shares of common stock at a cost of $13.7 million. Shares repurchased under the program will be held in treasury for future use.

In July 2014, our Board of Directors approved a quarterly cash dividend of $0.16 per share payable on August 21, 2014 to stockholders of record as of the close of business on August 7, 2014. Any future declaration and payment of dividends will be at the sole discretion of our Board of Directors. Our Board of Directors may take into account such matters as general business conditions, our financial results, capital requirements, contractual obligations, legal, and regulatory restrictions on the payment of dividends to our stockholders or by our subsidiaries to their respective parent entities, and such other factors as the Board of Directors may deem relevant.

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

Contractual Obligations and Commitments

There was no significant change in our contractual obligations and commitments for the six months ended June 30, 2014.

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

As of June 30, 2014, we had a $65.7 million investment in securities available-for-sale. Adverse movements, such as a 10% decrease in the value of these securities or a downturn or disruption in the markets for these securities, could result in a substantial loss. In addition, principal gains and losses resulting from these securities could on occasion have a disproportionate effect, positive or negative, on our financial condition and results of operations for any particular reporting period.

Interest Rate Risk

Interest rate risk represents our exposure to interest rate changes with respect to the money market instruments and fixed-income securities in which we invest. As of June 30, 2014, our cash and cash equivalents and securities available-for-sale amounted to $198.9 million and were primarily in money market instruments, corporate bonds and municipal securities. We do not maintain an inventory of bonds that are traded on our platform.

Derivative Risk

Our limited derivative risk stems from our activities in the foreign currency forward contract market. We use this market to mitigate our U.S. dollar versus Pound Sterling exposure that arises from the activities of our U.K. subsidiaries. As of June 30, 2014, the notional fair value of our foreign currency forward contract was $35.3 million. We do not speculate in any derivative instruments.

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

Item 4. Controls and Procedures

(a)  Evaluation of Disclosure Controls and Procedures. Our management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our “disclosure controls and procedures” as that term is defined in Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of June 30, 2014. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and to ensure that information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

(b)  Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2014 identified in connection with the evaluation thereof by our management, including the Chief Executive Officer and Chief Financial Officer, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — Other Information

Item 1. Legal Proceedings

In the normal course of business, we and our subsidiaries included in the consolidated financial statements may be involved in various lawsuits, proceedings and regulatory examinations. In January 2013, a former employee filed a complaint against us with the U.S. Department of Labor alleging retaliatory employment practices in violation of the whistleblower provisions of the Sarbanes-Oxley Act. The relief sought includes, among other things, reinstatement, back pay and compensatory and punitive damages. We believe the complaint is without merit and intend to vigorously defend against the allegations. We filed a response to the complaint in February 2013. Given the inherent uncertainty of the potential outcome of such proceedings, we cannot estimate the reasonably possible range of loss at this time. Based on the available information, we believe that the low end of the reasonably possible range of loss is zero and, accordingly, no loss accrual has been provided in our accompanying financial statements.

Item 1A. Risk Factors

There have been no material changes in our risk factors from those disclosed in our most recent Form 10-K for the year ended December 31, 2013. For a discussion of the risk factors affecting the Company, see “Risk Factors” in Part I, Item 1A of our 2013 Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

During the quarter ended June 30, 2014, we repurchased the following shares of common stock:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans and Programs	Dollar Value of Shares That May Yet Be Purchased Under the Plans and Programs
				(In thousands)
April 1, 2014 -- April 30, 2014	63,000	$56.06	63,000	$28,082
May 1, 2014 -- May 31, 2014	62,836	54.31	62,836	24,669
June 1, 2014 -- June 30, 2014	62,951	54.28	62,951	21,252
	188,787	$54.88	188,787

In January 2014, our Board of Directors authorized a share repurchase program for up to $35.0 million of our common stock.  In July 2014, our Board of Directors increased the authorization under the share repurchase program by an additional $65.0 million of our common stock. The share repurchase program will expire on December 31, 2015. As of June 30, 2014, we repurchased 242,787 shares of common stock at a cost of $13.7 million. Shares repurchased under the program will be held in treasury for future use.

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

**

Attached as Exhibit 101 to this Quarterly Report on Form 10-Q are the following materials, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Financial Condition as of June 30,2014 and December 31, 2013; (ii) Consolidated Statements of Operations for the Three and Six Months Ended June 30, 2014 and 2013; (iii) Consolidated Statements of Comprehensive Income for the Three and Six Months Ended June 30, 2014 and 2013; (iv) Consolidated Statement of Stockholders’ Equity for the Six Months Ended June 30, 2014; (v) Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2014 and 2013; and (vi) Notes to the Consolidated Financial Statements.

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

MARKETAXESS HOLDINGS INC.

Date: July 25, 2014	By:	/s/ RICHARD M. MCVEY
Richard M. McVey
Chief Executive Officer
(principal executive officer)

Date: July 25, 2014	By:	/s/ ANTONIO L. DELISE
Antonio L. DeLise
Chief Financial Officer
(principal financial and accounting officer)