Form 10-Q
period 2014-09-30
MARKETAXESS HOLDINGS INC
filed 2014-10-24
CIK 1278021

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

or

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

As of October 23, 2014, the number of shares of the Registrant’s voting common stock outstanding was 37,378,415.

MARKETAXESS HOLDINGS INC.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2014

PART I — Financial Information

Item 1. Financial Statements

MARKETAXESS HOLDINGS INC.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Unaudited)

	As of
	September 30, 2014	December 31, 2013
	(In thousands, except share and per share amounts)
ASSETS
Cash and cash equivalents	$155,100	$132,691
Securities available-for-sale, at fair value	57,021	67,742
Accounts receivable, net of allowance of $83 and $133 as of September 30, 2014 and December 31, 2013, respectively	36,947	34,158
Goodwill and intangible assets, net of accumulated amortization	66,989	68,697
Furniture, equipment, leasehold improvements and capitalized software, net of accumulated depreciation and amortization	32,800	32,703
Prepaid expenses and other assets	8,800	10,640
Deferred tax assets, net	5,252	7,279
Total assets	$362,909	$353,910

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Accrued employee compensation	$18,384	$24,001
Income and other tax liabilities	3,668	3,975
Deferred revenue	3,271	2,713
Accounts payable, accrued expenses and other liabilities	11,283	12,859
Total liabilities	36,606	43,548

Commitments and Contingencies (Note 11)	—	—

Stockholders’ equity
Preferred stock, $0.001 par value, 4,855,000 shares authorized, no shares issued and outstanding as of September 30, 2014 and December 31, 2013	—	—
Series A Preferred Stock, $0.001 par value, 110,000 shares authorized, no shares issued and outstanding as of September 30, 2014 and December 31, 2013	—	—
Common stock voting, $0.003 par value, 110,000,000 shares authorized, 39,378,759 shares and 39,224,016 shares issued and 37,429,415 shares and 37,728,857 shares outstanding as of September 30, 2014 and December 31, 2013, respectively	120	119
Common stock non-voting, $0.003 par value, 10,000,000 shares authorized, no shares issued and outstanding as of September 30, 2014 and December 31, 2013	—	—
Additional paid-in capital	302,320	295,557
Treasury stock - Common stock voting, at cost, 1,949,344 and 1,495,159 shares as of September 30, 2014 and December 31, 2013, respectively	(57,715)	(32,273)
Retained earnings	86,158	51,042
Accumulated other comprehensive loss	(4,580)	(4,083)
Total stockholders’ equity	326,303	310,362
Total liabilities and stockholders’ equity	$362,909	$353,910

The accompanying notes are an integral part of these consolidated financial statements.

MARKETAXESS HOLDINGS INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(In thousands, except per share amounts)
Revenues
Commissions	$54,462	$51,818	$160,766	$153,202
Information and post-trade services	7,600	7,125	23,641	18,020
Technology products and services	1,562	1,561	5,585	4,279
Investment income	132	112	416	288
Other	489	517	2,199	2,502
Total revenues	64,245	61,133	192,607	178,291

Expenses
Employee compensation and benefits	18,589	17,910	55,619	47,638
Depreciation and amortization	4,482	3,460	12,954	10,151
Technology and communications	4,359	4,509	13,300	11,700
Professional and consulting fees	3,514	4,540	10,912	13,278
Occupancy	1,127	1,205	3,318	3,172
Marketing and advertising	1,331	1,195	4,340	3,501
General and administrative	2,575	1,926	7,117	6,370
Total expenses	35,977	34,745	107,560	95,810
Income before income taxes from continuing operations	28,268	26,388	85,047	82,481
Provision for income taxes	10,764	8,129	31,877	29,388
Net income from continuing operations	17,504	18,259	53,170	53,093
(Loss) from discontinued operations, net of income taxes	—	(46)	—	(210)
Net income	$17,504	$18,213	$53,170	$52,883

Basic earnings per common share
Income from continuing operations	$0.47	$0.49	$1.44	$1.44
(Loss) from discontinued operations	—	—	—	(0.01)
Net income per common share	$0.47	$0.49	$1.44	$1.43

Diluted earnings per common share
Income from continuing operations	$0.46	$0.48	$1.40	$1.41
(Loss) from discontinued operations	—	—	—	(0.01)
Net income per common share	$0.46	$0.48	$1.40	$1.40

Cash dividends declared per common share	$0.16	$0.13	$0.48	$0.39

Weighted average shares outstanding
Basic	36,856	36,919	36,997	36,854
Diluted	37,805	37,965	37,947	37,820

The accompanying notes are an integral part of these consolidated financial statements.

MARKETAXESS HOLDINGS INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(In thousands)
Net income	$17,504	$18,213	$53,170	$52,883
Net cumulative translation adjustment and foreign currency exchange hedge, net of tax of $(96), $(242), $(334) and ($215), respectively	(111)	(384)	(492)	(341)
Net unrealized (loss) gain on securities available-for-sale, net of tax of $(16), $11, $16 and $(14), respectively	(27)	18	30	(23)
Less: reclassification adjustment for realized gain from securities available-for-sale included in Other Income, net of tax of $(7), $0, $(19) and $(299), respectively	(12)	—	(35)	(474)
Net change in unrealized (loss) gain on securities available-for-sale, net of tax	(39)	18	(5)	(497)
Comprehensive Income	$17,354	$17,847	$52,673	$52,045

The accompanying notes are an integral part of these consolidated financial statements.

MARKETAXESS HOLDINGS INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

			Treasury
			Stock -		Accumulated
	Common	Additional	Common		Other	Total
	Stock	Paid-In	Stock	Retained	Comprehen-	Stockholders’
	Voting	Capital	Voting	Earnings	sive Loss	Equity
	(In thousands)
Balance at December 31, 2013	$119	$295,557	$(32,273)	$51,042	$(4,083)	$310,362
Net income	—	—	—	53,170	—	53,170
Cumulative translation adjustment and foreign currency exchange hedge, net of tax	—	—	—	—	(492)	(492)
Unrealized net loss on securities available-for-sale, net of tax	—	—	—	—	(5)	(5)
Stock-based compensation	—	7,179	—	—	—	7,179
Exercise of stock options	1	1,389	—	—	—	1,390
Withholding tax payments on restricted stock vesting and stock option exercises	—	(5,008)	—	—	—	(5,008)
Excess tax benefits from stock-based compensation	—	3,203	—	—	—	3,203
Repurchases of common stock	—	—	(25,442)	—	—	(25,442)
Cash dividend on common stock	—	—	—	(18,054)	—	(18,054)
Balance at September 30, 2014	$120	$302,320	$(57,715)	$86,158	$(4,580)	$326,303

The accompanying notes are an integral part of these consolidated financial statements.

MARKETAXESS HOLDINGS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2014	2013
	(In thousands)
Cash flows from operating activities
Net income	$53,170	$52,883
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	12,954	9,305
Stock-based compensation expense	7,179	6,419
Deferred taxes	1,575	669
Other	1,482	(677)
Changes in operating assets and liabilities:
(Increase) in accounts receivable	(2,321)	(4,770)
Decrease in prepaid expenses and other assets	1,245	1,856
(Decrease) in accrued employee compensation	(5,617)	(494)
(Decrease) increase in income and other tax liabilities	(110)	2,270
Increase (decrease) in deferred revenue	558	(1,065)
(Decrease) increase in accounts payable, accrued expenses and other liabilities	(1,526)	933
Net cash provided by operating activities	68,589	67,329
Cash flows from investing activities
Acquisition of business, net of cash acquired	—	(37,827)
Securities available-for-sale:
Proceeds from sales	—	30,900
Proceeds from maturities	13,536	10,690
Purchases	(4,181)	(49,578)
Purchases of furniture, equipment and leasehold improvements	(4,002)	(9,357)
Capitalization of software development costs	(7,412)	(5,406)
Other	595	4
Net cash (used in ) investing activities	(1,464)	(60,574)
Cash flows from financing activities
Cash dividend on common stock	(18,062)	(15,028)
Exercise of stock options	1,390	1,816
Withholding tax payments on restricted stock vesting and stock option exercises	(5,008)	(5,001)
Excess tax benefits from stock-based compensation	3,203	3,069
Repurchases of common stock	(25,442)	—
Other	(42)	(239)
Net cash (used in) financing activities	(43,961)	(15,383)
Effect of exchange rate changes on cash and cash equivalents	(755)	(615)
Cash and cash equivalents
Net increase (decrease) for the period	22,409	(9,243)
Beginning of period	132,691	128,908
End of period	155,100	119,665
Less: Cash classified within assets from discontinued operations	—	656
End of period cash from continuing operations	$155,100	$119,009
Supplemental cash flow information:
Cash paid during the year
Cash paid for income taxes	$25,952	$17,894
Non-cash investing and financing activity:
Liabilities assumed in connection with the Xtrakter acquisition:
Fair value of assets acquired		$44,745
Cash paid for the capital stock		(37,827)
Liabilities assumed		$6,918

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

The Company assesses whether an other-than-temporary impairment loss on the investments has occurred due to declines in fair value or other market conditions. The portion of an other-than-temporary impairment related to credit loss is recorded as a charge in the Consolidated Statements of Operations. The remainder is recognized in accumulated other comprehensive loss if the Company does not intend to sell the security and it is more likely than not that the Company will not be required to sell the security prior to recovery. No charges for other-than-temporary losses were recorded during the nine months ended September 30, 2014 and 2013.

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

Cash Provided as Collateral

Cash is provided as collateral for broker-dealer clearance accounts. Cash provided as collateral is included in prepaid expenses and other assets in the Consolidated Statements of Financial Condition.

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

Reclassifications

Certain reclassifications have been made to the prior year’s Consolidated Financial Statements in order to conform to the current year presentation. Such reclassifications had no effect on previously reported net income. Specifically, the Company reclassified $2.3 million from deferred tax assets to income and other tax liabilities as of December 31, 2013.  Management has determined that the impact of this reclassification was not material to the previously issued Consolidated Financial Statements.

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

3. Net Capital Requirements

Certain U.S. subsidiaries of the Company are registered as a broker-dealer or swap execution facility and therefore are subject to the applicable rules and regulations of the SEC and the Commodity Futures Trading Commission. These rules contain minimum net capital requirements, as defined in the applicable regulations, and also may require a significant part of the registrants’ assets be kept in relatively liquid form. Certain of the Company’s foreign subsidiaries are regulated by the Financial Conduct Authority in the U.K. or Ontario Securities Commission in Canada and must maintain financial resources, as defined in the applicable regulations, in excess of the applicable financial resources requirement. As of September 30, 2014, each of the Company’s subsidiaries that are subject to these regulations had net capital or financial resources in excess of their minimum requirements. As of September 30, 2014, the

Company’s subsidiaries maintained aggregate net capital and financial resources that was $77.8 million in excess of the required levels of $12.1 million.

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

	Level 1	Level 2	Level 3	Total
As of September 30, 2014	(In thousands)
Money market funds	$80,663	$—	$—	$80,663
Securities available-for-sale
Municipal securities	—	13,876	—	13,876
Corporate bonds	—	43,145	—	43,145
Foreign currency forward position	—	177	—	177
	$80,663	$57,198	$—	$137,861

As of December 31, 2013
Money market funds	$90,536	$—	$—	$90,536
Securities available-for-sale
Municipal securities	—	16,052	—	16,052
Corporate bonds	—	51,690	—	51,690
Foreign currency forward position	—	(472)	—	(472)
	$90,536	$67,270	$—	$157,806

Securities classified within Level 2 were valued using a market approach utilizing prices and other relevant information generated by market transactions involving comparable assets. The foreign currency forward contracts are classified within Level 2 as the valuation inputs are based on quoted market prices. There were no financial assets classified within Level 3 during the nine months ended September 30, 2014 and 2013.

The Company enters into foreign currency forward contracts to hedge the exposure to variability in certain foreign currency cash flows resulting from the net investment in the Company’s U.K. subsidiaries. The Company designates each foreign currency forward contract as a hedge and assesses the risk management objective and strategy, including identification of the hedging instrument, the hedged item and the risk exposure and how effectiveness is to be assessed prospectively and retrospectively. These hedges are for a one-month period and are used to limit exposure to foreign currency exchange rate fluctuations. The fair value of the asset is included in accounts receivable and the fair value of the liability is included in accounts payable in the Consolidated Statements of Financial Condition. Gains or losses on foreign currency forward contracts designated as hedges are included in accumulated other comprehensive loss in the Consolidated Statements of Financial Condition. A summary of the foreign currency forward position is as follows:

	As of
	September 30, 2014	December 31, 2013
	(In thousands)
Notional value	$30,730	$29,431
Fair value of notional	30,553	29,903
Fair value of the asset (liability)	$177	$(472)

The following is a summary of the Company’s securities available-for-sale:

		Gross	Gross	Estimated
	Amortized	unrealized	unrealized	fair
	cost	gains	losses	value
	(In thousands)
As of September 30, 2014
Municipal securities	$13,868	$9	$(1)	$13,876
Corporate bonds	43,047	98	—	43,145
Total securities available-for-sale	$56,915	$107	$(1)	$57,021

As of December 31, 2013
Municipal securities	$16,049	$9	$(6)	$16,052
Corporate bonds	51,579	124	(13)	51,690
Total securities available-for-sale	$67,628	$133	$(19)	$67,742

The following table summarizes the contractual maturities of securities available-for-sale:

	As of
	September 30, 2014	December 31, 2013
	(In thousands)
Less than one year	$29,720	$12,332
Due in 1 - 5 years	27,301	55,410
Total securities available-for-sale	$57,021	$67,742

Proceeds from the sales and maturities of securities available-for-sale during the nine months ended September 30, 2014 and 2013 were $13.5 million and $41.6 million, respectively.

The following table provides fair values and unrealized losses on securities available-for-sale and by the aging of the securities’ continuous unrealized loss position as of September 30, 2014 and December 31, 2013:

	Less than Twelve Months		Twelve Months or More		Total
	Estimated	Gross	Estimated	Gross	Estimated	Gross
	fair	unrealized	fair	unrealized	fair	unrealized
	value	losses	value	losses	value	losses
	(In thousands)
As of September 30, 2014
Municipal securities	$1,504	$(1)	$—	$—	$1,504	$(1)
Corporate bonds	—	—	—	—	—	—
Total	$1,504	$(1)	$—	$—	$1,504	$(1)

As of December 31, 2013
Municipal securities	$4,955	$(6)	$—	$—	$4,955	$(6)
Corporate bonds	10,728	(13)	—	—	10,728	(13)
Total	$15,683	$(19)	$—	$—	$15,683	$(19)

5. Acquisition

In February 2013, the Company acquired all of the outstanding shares of Xtrakter Limited (“Xtrakter”) from Euroclear S.A./N.V. Xtrakter is a U.K.-based provider of trade matching and regulatory transaction reporting for European securities and market and reference data across a range of fixed-income products. The acquisition of Xtrakter provides the Company with an expanded set of technology solutions ahead of incoming pre-and post-trade transparency mandates from the Markets in Financial Instruments Directive II (“MiFID II”) in Europe. The aggregate purchase price was $37.8 million in cash, net of acquired cash.

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

From the date of acquisition to September 30, 2013, Xtrakter-related revenue and net income of $12.8 million and $0.1 million, respectively, have been included in the Company’s Consolidated Statements of Operations. The following unaudited pro forma consolidated financial information reflects the results of operations of the Company for the nine months ended September 30, 2013, as if the acquisition of Xtrakter had occurred as of the beginning of the period presented, after giving effect to certain purchase accounting adjustments. The pro forma results are not necessarily indicative of what the Company’s operating results would have been had the acquisition actually taken place at the beginning of the period presented. The pro forma financial information includes the amortization charges from acquired intangible assets, adjustments to interest income to reflect the cash purchase price and related tax effects.

Nine Months Ended September 30, 2013
(In thousands, except per share amounts)
Revenues	$182,215
Income before income taxes	$82,517
Net income	$53,109
Basic net income per common share	$1.44
Diluted net income per common share	$1.40

6. Goodwill and Intangible Assets

Goodwill and intangible assets with indefinite lives was $59.7 million as of both September 30, 2014 and December 31, 2013. Intangible assets that are subject to amortization, including the related accumulated amortization, are comprised of the following:

	September 30, 2014			December 31, 2013
	Cost	Accumulated Amortization	Net Carrying Amount	Cost	Accumulated Amortization	Net Carrying Amount
	(In thousands)
Technology	$5,770	$(3,409)	$2,361	$5,770	$(2,159)	$3,611
Customer relationships	5,692	(1,098)	4,594	5,698	(816)	4,882
Non-competition agreements	380	(201)	179	380	(106)	274
Tradenames	370	(228)	142	370	(153)	217
Total	$12,212	$(4,936)	$7,276	$12,218	$(3,234)	$8,984

Amortization expense associated with identifiable intangible assets was $1.7 million and $1.5 million for the nine months ended September 30, 2014 and 2013, respectively. Estimated total amortization expense is $2.3 million for each of 2014 and 2015, $0.7 million for 2016 and $0.4 million for each of 2017 and 2018.

7. Income Taxes

The provision for income taxes from continuing operations consists of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(In thousands)
Current:
Federal	$9,280	$6,742	$22,297	$20,004
State and local	1,583	1,823	4,356	4,717
Foreign	227	312	520	602
Total current provision	11,090	8,877	27,173	25,323
Deferred:
Federal	(354)	(380)	3,979	3,885
State and local	(73)	(79)	512	699
Foreign	101	(289)	213	(519)
Total deferred provision	(326)	(748)	4,704	4,065
Provision for income taxes	$10,764	$8,129	$31,877	$29,388

The following is a summary of the Company’s net deferred tax assets:

	As of
	September 30, 2014	December 31, 2013
	(In thousands)
Deferred tax assets and liabilities	$10,699	$12,690
Valuation allowance	(7,582)	(7,743)
Deferred tax assets, net	$3,117	$4,947

The Company or one of its subsidiaries files U.S. federal, state and foreign income tax returns. Income tax returns for New York City (through 2003) and state (through 2006) and Connecticut state (through 2003) tax returns have been audited. Examinations of the Company’s federal tax return for 2011 and 2012 and New York state franchise tax returns for 2007 through 2009 are currently underway. The Company cannot estimate when the examinations will conclude or the impact such examinations will have on the Company’s Consolidated Financial Statements, if any.

Effective January 1, 2013, the Company determined that unremitted earnings of its foreign subsidiaries will be considered indefinitely reinvested outside of the United States.

8. Stock-Based Compensation Plans

Stock-based compensation expense for the three and nine months ended September 30, 2014 and 2013 was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(In thousands)
Employees	$2,231	$2,058	$6,503	$5,978
Non-employee directors	298	183	676	441
Total stock-based compensation	$2,529	$2,241	$7,179	$6,419

The Company records stock-based compensation for employees in employee compensation and benefits and for non-employee directors in general and administrative expenses in the Consolidated Statements of Operations.

During the nine months ended September 30, 2014, the Company granted to employees restricted stock or restricted stock units of 147,310 shares, performance-based shares with an expected pay-out at target of 29,678 shares of common stock and 382 options to purchase shares of common stock. The fair value of the restricted stock and performance-based share awards was based on a weighted-average grant date fair value per share of $61.13 and $63.07, respectively. Based on the Black-Scholes option pricing model, the weighted-average fair value for each option granted was $19.25 per share. As of September 30, 2014, the total unrecognized compensation cost related to non-vested awards was $14.3 million. That cost is expected to be recognized over a weighted-average period of 1.7 years.

9. Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per common share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(In thousands, except per share amounts)
Net income from continuing operations	$17,504	$18,259	$53,170	$53,093
(Loss) from discontinued operations	—	(46)	—	(210)
Net income	$17,504	$18,213	$53,170	$52,883

Weighted average common shares outstanding	36,856	36,919	36,997	36,854
Basic earnings per common share
Income from continuing operations	$0.47	$0.49	$1.44	$1.44
(Loss) from discontinued operations	—	—	—	(0.01)
Basic earnings per share	$0.47	$0.49	$1.44	$1.43

Weighted average common shares outstanding	36,856	36,919	36,997	36,854
Dilutive effect of stock options and restricted stock	949	1,046	950	966
Diluted weighted average shares outstanding	37,805	37,965	37,947	37,820
Diluted earnings per common share
Income from continuing operations	$0.46	$0.48	$1.40	$1.41
(Loss) from discontinued operations	—	—	—	(0.01)
Diluted earnings per share	$0.46	$0.48	$1.40	$1.40

Stock options and restricted stock totaling 30,036 shares and 88,138 shares for the three months ended September 30, 2014 and 2013, respectively, and 87,900 shares and 213,729 shares for the nine months ended September 30, 2014 and 2013, respectively, were excluded from the computation of diluted earnings per share because their effect would have been antidilutive. The computation of diluted shares can vary among periods due, in part, to the change in the average price of the Company’s common stock.

10. Credit Facility

In January 2013, the Company entered into a three-year credit agreement (“Credit Agreement”) that provides for revolving loans and letters of credit up to an aggregate of $50.0 million (“Credit Facility”). As of September 30, 2014, there was $49.9 million available to borrow under the Credit Facility. Subject to satisfaction of certain specified conditions, the Company is permitted to upsize the Credit Facility by an additional $50.0 million in total.

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

11. Commitments and Contingencies

Lease Commitments

The Company leases office space under non-cancelable lease agreements expiring at various dates through 2027. Office space leases are subject to escalation based on certain costs incurred by the landlord. Minimum rental commitments as of September 30, 2014 under such operating leases were as follows (in thousands):

Remainder of 2014	$395
2015	1,780
2016	2,925
2017	2,860
2018	2,942
2019 and thereafter	15,326
$26,228

Rental expense was $2.9 million and $3.0 million for the nine months ended September 30, 2014 and 2013, respectively, and is included in occupancy expense in the Consolidated Statements of Operations. Rental expense has been recorded based on the total minimum lease payments after giving effect to rent abatement and concessions, which are being amortized on a straight-line basis over the life of the lease. The Company is contingently obligated for standby letters of credit amounting to $1.3 million that were issued to landlords for office space.

The Company has assigned two lease agreements on leased properties to separate third parties. The Company is contingently liable should the assignees default on future lease obligations through the lease termination dates of November 2015 and November 2020. The aggregate amount of future lease obligations under these arrangements is $2.3 million as of September 30, 2014.

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

Other

The Company, through two regulated subsidiaries, executes certain bond transactions between and among institutional investor and broker-dealer clients on a matched principal basis by serving as counterparty to both the buyer and the seller in trades which then settle through a third-party clearing broker. Settlement typically occurs within one to three trading days after the trade date. Cash settlement of the transaction occurs upon receipt or delivery of the underlying instrument that was traded. For the nine months ended September 30, 2014 and 2013, revenues from matched principal transactions were $4.7 million and $4.5 million, respectively. Under securities clearing agreements with the third party clearing brokers, the Company maintains a collateral deposit with each clearing broker in the form of cash. As of September 30, 2014, the amount of the collateral deposit included in prepaid expenses and other assets in the Consolidated Statements of Financial Condition was $0.9 million. The Company is exposed to credit risk in the event a counterparty does not fulfill its obligation to complete a transaction. Pursuant to the terms of the securities clearing agreements, the clearing brokers have the right to charge the Company for losses resulting from a counterparty’s failure to fulfill its contractual obligations. The losses are not capped at a maximum amount and apply to all trades executed through the clearing broker. At September 30, 2014, the Company had not recorded any liabilities with regard to this right.

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

Greenline’s operating results for the three and nine months ended September 30, 2013 have been classified as discontinued operations in the Consolidated Statement of Operations. The following is a summary of Greenline’s operating results for the three and nine months ended September 30, 2013:

	Three Months Ended	Nine Months Ended
	September 30, 2013	September 30, 2013
	(In thousands)
Revenues	$2,009	$5,967
Expenses	2,071	6,296
(Loss) before income taxes	(62)	(329)
Benefit for income taxes	(16)	(119)
Net (loss) from discontinued operations	$(46)	$(210)

13. Customer Concentration

During both the nine months ended September 30, 2014 and 2013, no single client accounted for more than 10% of total revenue. One client accounted for 14.8% and 12.6% of trading volumes during the nine months ended September 30, 2014 and 2013, respectively.

14. Share Repurchase Program

In January 2014, the Board of Directors of the Company authorized a share repurchase program for up to $35.0 million of the Company’s common stock. In July 2014, the Board of Directors increased the authorization under the share repurchase program by an additional $65.0 million of the Company’s common stock. The share repurchase program will expire on December 31, 2015. For the nine months ended September 30, 2014, the Company repurchased 454,185 shares of common stock at a cost of $25.4 million. Shares repurchased under the program will be held in treasury for future use.

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

Executive Overview

MarketAxess operates a leading electronic trading platform that enables fixed-income market participants to efficiently trade corporate bonds and other types of fixed-income instruments using our patented trading technology. Our over 1,000 active institutional investor firms (firms that executed at least one trade in U.S. or European fixed income securities through our electronic trading platform between October 2013 and September 2014) include investment advisers, mutual funds, insurance companies, public and private pension funds, bank portfolios, broker-dealers and hedge funds. Our approximately 90 broker-dealer market-maker clients provide liquidity on the platform and include most of the leading broker-dealers in global fixed-income trading. We also execute certain bond transactions between and among institutional investor and broker-dealer clients on a matched principal (often called “riskless principal”) basis by serving as counterparty to both the buyer and the seller in trades which then settle through a third-party clearing broker. We provide fixed-income market data, analytics and compliance tools that help our clients make trading decisions. We also provide trade matching and regulatory transaction reporting services to the securities markets. In addition, we provide technology solutions and professional consulting services to fixed-income industry participants.

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

Through our Open TradingTM initiative, we have designed a series of protocols to allow our broker-dealers and institutional investor clients to operate in an all-to-all trading environment.  These innovative technology solutions are designed to increase the number of potential trading counterparties on our electronic trading platform and create a menu of solutions to address different trade sizes and bond liquidity characteristics.

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

—

to add new content and analytical capabilities to Corporate BondTicker™ and expand the data service offering provided by Xtrakter Limited (“Xtrakter’) to improve the value of the information we provide to our clients; and

—

to continue to increase and supplement our internal growth by entering into strategic alliances, or acquiring businesses or technologies that will enable us to enter new markets, provide new products or services, or otherwise enhance the value of our platform to our clients. For example, the acquisition of Xtrakter in February 2013 provides us with an expanded set of technology solutions ahead of incoming pre- and post-trade transparency mandates from the Markets in Financial Instruments Directive II (“MiFID II”) in Europe. We have also entered into strategic alliances to create a unified, open trading solution designed to help reduce liquidity fragmentation and improve pricing across credit markets.

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

Our U.S. subsidiary, MarketAxess Corporation, is a registered broker-dealer with the Securities and Exchange Commission (“SEC”) and is a member of Financial Industry Regulatory Authority (‘FINRA’). Our U.K. subsidiary, MarketAxess Europe Limited, is registered as a Multilateral Trading Facility dealer with the Financial Conduct Authority (“FCA”) in the U.K. MarketAxess Canada Company, a Canadian subsidiary, is registered as an Alternative Trading System dealer under the Securities Act of Ontario and is a member of the Investment Industry Regulatory Organization of Canada. These subsidiaries also have authorizations or exemptions to provide access to our platform to clients located in other countries around the world. Relevant regulations prohibit repayment of borrowings from these subsidiaries or their affiliates, paying cash dividends, making loans to us or our affiliates or otherwise entering into transactions that result in a significant reduction in regulatory net capital or financial resources, without prior notification to or approval from such regulated entity’s principal regulator.

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

Various rules promulgated since the financial crisis could adversely affect our bank-affiliated broker-dealer clients’ ability to make markets in a variety of fixed-income securities, thereby negatively impacting the level of liquidity and pricing available on our trading platform. For example, the Volcker Rule promulgated under the Dodd-Frank Act bans proprietary trading by banks and their affiliates. In addition, enhanced leverage ratios applicable to large banking organizations in the U.S. and Europe require such organizations to strengthen their balance sheets and may limit their ability or willingness to make markets on our trading platform We cannot predict the extent to which these rules or any future regulatory changes may adversely affect our business and operations.

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

Rapid Technological Changes

We must continue to enhance and improve our electronic trading platform. The electronic financial services industry is characterized by increasingly complex systems and infrastructures and new business models. Our future success will depend on our ability to enhance our existing products and services, develop and/or license new products and technologies that address the increasingly sophisticated and varied needs of our existing and prospective broker-dealer and institutional investor clients and respond to technological advances and emerging industry standards and practices on a cost-effective and timely basis. We have been issued 13 patents covering our most significant trading protocols and other aspects of our trading system technology.

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

Critical Accounting Estimates

This Management’s Discussion and Analysis of Financial Condition and Results of Operations discusses our Consolidated Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the United States, also referred to as U.S. GAAP. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the reported amounts of income and expenses during the reporting periods. We base our estimates and judgments on historical experience and on various other factors that we believe are reasonable under the circumstances. Actual results may differ from these estimates under varying assumptions or conditions. Note 2 of the Notes to our Consolidated Financial Statements includes a summary of the significant accounting policies and methods used in the preparation of our Consolidated Financial Statements. There were no significant changes to our critical accounting policies and estimates during the nine months ended September 30, 2014, as compared to those we disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2013.

Recent Accounting Pronouncements

See Note 2 of the Notes to our Consolidated Financial Statements for a discussion on recent accounting pronouncements.

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

Results of Operations

Three Months Ended September 30, 2014 Compared to Three Months Ended September 30, 2013

Overview

Total revenues increased by $3.1 million or 5.1% to $64.2 million for the three months ended September 30, 2014, from $61.1 million for the three months ended September 30, 2013. This increase in total revenues was primarily due to higher commissions of $2.6 million.  A 7.5% change in the foreign currency exchange rates of the Pound Sterling compared to the U.S. dollar from the three months ended September 30, 2013 to the three months ended September 30, 2014 had the effect of increasing revenues by $0.6 million.

Total expenses increased by $1.2 million or 3.5% to $36.0 million for the three months ended September 30, 2014, from $34.7 million for the three months ended September 30, 2013. This increase was primarily due to higher depreciation and amortization of $1.0 million and employee compensation and benefits of $0.7 million, partially offset by a decrease in professional and consulting fees of $1.0 million. The change in foreign currency exchange rates had the effect of increasing expenses by $0.6 million in the three months ended September 30, 2014.

Income before taxes from continuing operations increased by $1.9 million or 7.1% to $28.3 million for the three months ended September 30, 2014, from $26.4 million for the three months ended September 30, 2013. Net income from continuing operations decreased by $0.8 million or 4.1% to $17.5 million for the three months ended September 30, 2014, from $18.3 million for three months ended September 30, 2013.

In October 2013, we sold Greenline Financial Technologies, Inc. (“Greenline”) for $11.0 million and recognized a gain on the sale, net of a tax benefit, of $7.6 million. Greenline’s operating results have been classified as discontinued operations in our Consolidated Statement of Operations. The net loss from discontinued operations for the three months ended September 30, 2013 was $0.05 million.

Revenues

Our revenues for the three months ended September 30, 2014 and 2013, and the resulting dollar and percentage changes, were as follows:

	Three Months Ended September 30,
	2014		2013
		% of		% of	$	%
	$	Revenues	$	Revenues	Change	Change
	($ in thousands)
Commissions	$54,462	84.8%	$51,818	84.8%	$2,644	5.1%
Information and post-trade services	7,600	11.8	7,125	11.7	475	6.7
Technology products and services	1,562	2.4	1,561	2.6	1	0.1
Investment income	132	0.2	112	0.2	20	17.9
Other	489	0.8	517	0.7	(28)	(5.4)
Total revenues	$64,245	100.0%	$61,133	100.0%	$3,112	5.1%

Commissions. Our commission revenues for the three months ended September 30, 2014 and 2013, and the resulting dollar and percentage changes, were as follows:

	Three Months Ended September 30,
			$	%
	2014	2013	Change	Change
	($ in thousands)
Variable transaction fees
U.S. high-grade	$19,412	$21,861	$(2,449)	(11.2)%
Other credit	17,948	13,536	4,412	32.6
Liquid products	658	785	(127)	(16.2)
Total variable transaction fees	38,018	36,182	1,836	5.1
Distribution fees
U.S. high-grade	14,475	13,313	1,162	8.7
Other credit	1,735	2,266	(531)	(23.4)
Liquid products	234	57	177	310.5
Total distribution fees	16,444	15,636	808	5.2
Total commissions	$54,462	$51,818	$2,644	5.1%

Variable Transaction Fees

The following table shows the extent to which the increase in variable transaction fees for the three months ended September 30, 2014 was attributable to changes in transaction volumes and variable transaction fees per million:

	Change from the Three Months Ended September 30, 2013
	U.S. High-Grade	Other Credit	Liquid Products	Total
	(In thousands)
Volume (decrease) increase	$(837)	$4,440	$(84)	$3,519
Variable transaction fee per million (decrease)	(1,612)	(28)	(43)	(1,683)
Total commissions (decrease) increase	$(2,449)	$4,412	$(127)	$1,836

Our trading volumes for the three months ended September 30, 2014 and 2013 were as follows:

	Three Months Ended September 30,
			$	%
	2014	2013	Change	Change
Trading Volume Data (in millions)
U.S. high-grade - fixed rate	$104,143	$108,177	$(4,034)	(3.7)%
U.S. high-grade - floating rate	5,569	5,904	(335)	(5.7)
Total U.S. high-grade	109,712	114,081	(4,369)	(3.8)
Other credit	56,761	42,741	14,020	32.8
Liquid products	15,665	17,537	(1,872)	(10.7)
Total	$182,138	$174,359	$7,779	4.5%

Number of U.S. Trading Days	64	64
Number of U.K. Trading Days	65	65

For volume reporting purposes, transactions in foreign currencies are converted to U.S. dollars at average monthly rates. The 3.8% decrease in U.S. high-grade volume was principally due to a 2.1% decrease in adjusted estimated FINRA TRACE U.S. high-grade volume (adjusted by us to eliminate the increased reporting of affiliate back-to-back trades to FINRA beginning in April 2014 and the inclusion of 144A securities in reported TRACE volumes on July 1, 2014) to $749.9 billion for the three months ended September 30, 2014 from $766.1 billion for the three months ended September 30, 2013 combined with a decrease in our adjusted estimated market share of total U.S. high-grade corporate bond volume as reported by FINRA TRACE from 14.9% for the three months ended September 30, 2013 to 14.6% for the three months ended September 30, 2014. Based on information provided by FINRA, we believe that the TRACE volumes adjusted by us provide a more accurate comparison to prior period reporting. We have provided a reconciliation of the reported U.S. high-grade TRACE volumes to the adjusted U.S. high-grade TRACE volumes in the “Investor Relations” section of our website.

Other credit volumes increased by 32.8% for the three months ended September 30, 2014 compared to the three months ended September 30, 2013, primarily due to higher volumes in Eurobonds, emerging markets bonds and high-yield bonds. Liquid products volume decreased by 10.7% for the three months ended September 30, 2014 compared to the three months ended September 30, 2013, due mainly to a decline in our U.S. agency bond volume.

Our average variable transaction fee per million for the three months ended September 30, 2014 and 2013 was as follows:

	Three Months Ended September 30,
	2014	2013

U.S. high-grade - fixed rate	$184	$200
U.S. high-grade - floating rate	45	29
Total U.S. high-grade	177	192
Other credit	316	317
Liquid products	42	45
Total	209	208

Total U.S. high-grade average variable transaction fee per million decreased from $192 for the three months ended September 30, 2013 to $177 for the three months ended September 30, 2014. The change was primarily due to a decrease in the duration, and an increase in the nominal size, of the bonds traded. U.S. high-grade floating rate average variable transaction fee per million increased from $29 for the three months ended September 30, 2013 to $45 for the three months ended September 30, 2014, primarily due to a change in our pricing calculation to conform with the market convention.

Distribution Fees

Distribution fees increased by $0.8 million or 5.2% to $16.4 million for the three months ended September 30, 2014 from $15.6 million for the three months ended September 30, 2013. U.S. high-grade distribution fees increased $1.2 million principally due to the migration over the past twelve months of three broker-dealer market makers from an all-variable fee plan to a plan that incorporates a monthly distribution fee.  The $0.5 million decrease in Other credit distribution fees principally relates to the migration of several Eurobond dealers to plans that incorporate a higher level of variable fees and lower level of monthly distribution fees.  The $0.2 million increase in Liquid products distribution fees was due to the commencement of SEF-related revenues.

Information and Post-Trade Services. Information and post-trade services increased by $0.5 million or 6.7% to $7.6 million for the three months ended September 30, 2014, from $7.1 million for the three months ended September 30, 2013, principally due to a change in foreign currency exchange rates of $0.4 million.

Technology Products and Services. Technology products and services revenues were $1.6 million for both the three months ended September 30, 2014 and 2013.

Investment Income. Investment income was $0.1 million for both the three months ended September 30, 2014 and 2013.

Other. Other income was $0.5 million for both the three months ended September 30, 2014 and 2013.

Expenses

Our expenses for the three months ended September 30, 2014 and 2013, and the resulting dollar and percentage changes were as follows:

	Three Months Ended September 30,
	2014		2013
		% of		% of	$	%
	$	Revenues	$	Revenues	Change	Change
	($ in thousands)
Expenses
Employee compensation and benefits	$18,589	28.9%	$17,910	29.3%	$679	3.8%
Depreciation and amortization	4,482	7.0	3,460	5.7	1,022	29.5
Technology and communications	4,359	6.8	4,509	7.4	(150)	(3.3)
Professional and consulting fees	3,514	5.5	4,540	7.4	(1,026)	(22.6)
Occupancy	1,127	1.8	1,205	2.0	(78)	(6.5)
Marketing and advertising	1,331	2.1	1,195	2.0	136	11.4
General and administrative	2,575	4.0	1,926	3.2	649	33.7
Total expenses	$35,977	56.1%	$34,745	57.0%	$1,232	3.5%

Employee Compensation and Benefits. Employee compensation and benefits increased by $0.7 million or 3.8% to $18.6 million for the three months ended September 30, 2014, from $17.9 million for the three months ended September 30, 2013. The increase was primarily due to higher employee compensation and benefits of $0.7 million associated with an increase in employee headcount from 295 as of September 30, 2013 to 305 as of September 30, 2014.

Depreciation and Amortization. Depreciation and amortization increased by $1.0 million or 29.5% to $4.5 million for the three months ended September 30, 2014 from $3.5 million for the three months ended September 30, 2013. The increase was primarily due to higher depreciation of production hardware of $0.7 million and amortization of software development costs of $0.4 million. For the three months ended September 30, 2014 and 2013, $0.2 million and $1.9 million, respectively, of equipment purchases and leasehold improvements and $2.4 million and $2.1 million, respectively, of software development costs were capitalized. The lower equipment purchases and leasehold improvements were primarily due to the build-out costs for new office space in London in 2013.

Technology and Communications. Technology and communications expenses decreased by $0.2 million or 3.3% to $4.4 million for the three months ended September 30, 2014 from $4.5 million for the three months ended September 30, 2013. The decrease was mainly due to lower data center hosting costs.

Professional and Consulting Fees. Professional and consulting fees decreased by $1.0 million or 22.6% to $3.5 million for the three months ended September 30, 2014, from $4.5 million for the three months ended September 30, 2013. The decrease was mainly due to lower technology consulting costs of $0.9 million and legal fees of $0.5 million.

Occupancy. Occupancy costs decreased by $0.1 million or 6.5% to $1.1 million for the three months ended September 30, 2014, from $1.2 million for the three months ended September 30, 2013.

Marketing and Advertising. Marketing and advertising expenses increased by $0.1 million or 11.4% to $1.3 million for the three months ended September 30, 2014, from $1.2 million for the three months ended September 30, 2013. The increase was due to higher promotion and sales related travel and entertainment costs.

General and Administrative. General and administrative expenses increased by $0.6 million or 33.7% to $2.6 million for the three months ended September 30, 2014, from $1.9 million for the three months ended September 30, 2013. The increase was primarily due to higher VAT expense and clearing costs.

Provision for Income Tax. For the three months ended September 30, 2014 and 2013, the income tax provision from continuing operations was $10.8 million and $8.1 million, respectively. The increase in the tax provision was primarily attributable to higher pre-tax income and effective tax rate. Our consolidated effective tax rate for the three months ended September 30, 2014 was 38.1%, compared to 30.8% for the three months ended September 30, 2013. The increase in our tax rate was due to catch-up tax benefits of approximately $2.0 million associated with the domestic production activities deduction recognized during the three months ended September 30, 2013. Our consolidated effective tax rate can vary from period to period depending on, among other factors, the geographic and business mix of our earnings and changes in tax legislation and tax rates.

Nine Months Ended September 30, 2014 Compared to Nine Months Ended September 30, 2013

Overview

Total revenues increased by $14.3 million or 8.0% to $192.6 million for the nine months ended September 30, 2014, from $178.3 million for the nine months ended September 30, 2013. This increase in total revenues was primarily due to increases in commissions of $7.6 million, information and post-trade services of $5.6 million and technology products and services of $1.3 million.  The increase in revenue from information and post-trade services was primarily due to the inclusion in 2014 of two additional months of revenues from Xtrakter, which was acquired in February 2013. An 8.2% change in the foreign currency exchange rates of the Pound Sterling compared to the U.S. dollar from the nine months ended September 30, 2013 to the nine months ended September 30, 2014 had the effect of increasing revenues by $2.2 million.

Total expenses increased by $11.8 million or 12.3% to $107.6 million for the nine months ended September 30, 2014, from $95.8 million for the nine months ended September 30, 2013. This increase was primarily due to higher employee compensation and benefits of $8.0 million, depreciation and amortization of $2.8 million, technology and communication costs of $1.6 million and marketing and advertising costs of $0.9 million, which were partially offset by a decrease in professional and consulting fees of $2.4 million. The increase in expenses reflects the inclusion in 2014 of two additional months of expenses from Xtrakter.  During the second quarter of 2013, we determined that we had incorrectly excluded incentive compensation as a component of employee compensation eligible for capitalization under our software development costs capitalization policy.  We recorded this item as an out-of-period adjustment in the three months ended June 30, 2013 by reducing employee compensation and benefits expense by $2.9 million and increasing depreciation and amortization expense by $1.3 million. The change in foreign currency exchange rates had the effect of increasing expenses by $1.8 million in the nine months ended September 30, 2014.

Income before taxes from continuing operations increased by $2.6 million or 3.1% to $85.0 million for the nine months ended September 30, 2014, from $82.5 million for the nine months ended September 30, 2013. Net income from continuing operations increased by $0.1 million or 0.1% to $53.2 million for the nine months ended September 30, 2014, from $53.1 million for the nine months ended September 30, 2013.

The net loss from discontinued operations for the nine months ended September 30, 2013 was $0.2 million.

Revenues

Our revenues for the nine months ended September 30, 2014 and 2013, and the resulting dollar and percentage changes, were as follows:

	Nine Months Ended September 30,
	2014		2013
		% of		% of	$	%
	$	Revenues	$	Revenues	Change	Change
	($ in thousands)
Commissions	$160,766	83.5%	$153,202	85.9%	$7,564	4.9%
Information and post-trade services	23,641	12.3	18,020	10.1	5,621	31.2
Technology products and services	5,585	2.9	4,279	2.4	1,306	30.5
Investment income	416	0.2	288	0.2	128	44.4
Other	2,199	1.1	2,502	1.4	(303)	(12.1)
Total revenues	$192,607	100.0%	$178,291	100.0%	$14,316	8.0%

Commissions. Our commission revenues for the nine months ended September 30, 2014 and 2013, and the resulting dollar and percentage changes, were as follows:

	Nine Months Ended September 30,
			$	%
	2014	2013	Change	Change
	($ in thousands)
Variable transaction fees
U.S. high-grade	$60,065	$64,229	$(4,164)	(6.5)%
Other credit	49,938	41,215	8,723	21.2
Liquid products	2,116	2,493	(377)	(15.1)
Total variable transaction fees	112,119	107,937	4,182	3.9
Distribution fees
U.S. high-grade	42,218	38,216	4,002	10.5
Other credit	5,929	6,934	(1,005)	(14.5)
Liquid products	500	115	385	334.8
Total distribution fees	48,647	45,265	3,382	7.5
Total commissions	$160,766	$153,202	$7,564	4.9%

Variable Transaction Fees

The following table shows the extent to which the increase in variable transaction fees for the nine months ended September 30, 2014 was attributable to changes in transaction volumes and variable transaction fees per million:

	Change from the Nine Months Ended September 30, 2013
	U.S. High-Grade	Other Credit	Liquid Products	Total
	(In thousands)
Volume increase (decrease)	$2,231	$8,490	$(276)	$10,445
Variable transaction fee per million (decrease) increase	(6,395)	233	(101)	(6,263)
Total commissions (decrease) increase	$(4,164)	$8,723	$(377)	$4,182

Our trading volumes for the nine months ended September 30, 2014 and 2013 were as follows:

	Nine Months Ended September 30,
			$	%
	2014	2013	Change	Change
Trading Volume Data (in millions)
U.S. high-grade - fixed rate	$327,242	$317,869	$9,373	2.9%
U.S. high-grade - floating rate	17,935	15,721	2,214	14.1
Total U.S. high-grade	345,177	333,590	11,587	3.5
Other credit	161,822	134,181	27,641	20.6
Liquid products	48,594	54,639	(6,045)	(11.1)
Total	$555,593	$522,410	$33,183	6.4%

Number of U.S. Trading Days	188	188
Number of U.K. Trading Days	189	189

For volume reporting purposes, transactions in foreign currencies are converted to U.S. dollars at average monthly rates. The 3.5% increase in U.S. high-grade volume was principally due to an increase in our estimated market share of total U.S. high-grade corporate bond volume as reported by FINRA from 13.7% for the nine months ended September 30, 2013 to 14.0% (adjusted by us to eliminate the increased reporting of affiliate back-to-back trades to FINRA beginning in April 2014 and the inclusion of 144A securities in reported TRACE volumes on July 1, 2014) for the nine months ended September 30, 2014. Based on information provided by FINRA, we believe that the TRACE volumes adjusted by us provide a more accurate comparison to prior period reporting.  We have provided a reconciliation of the reported U.S. high-grade TRACE volumes to the adjusted U.S. high-grade TRACE volumes in the “Investor Relations” section of our website.

Other credit volumes increased by 20.6% for the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013, primarily due to higher volumes in emerging markets bonds, Eurobonds and high-yield bonds. Liquid products volume decreased by 11.1% for the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013, due mainly to lower trading volumes in U.S. agency bonds. Estimated U.S. Agency TRACE volumes declined by 20.9% for the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013.

Our average variable transaction fee per million for the nine months ended September 30, 2014 and 2013 was as follows:

	Nine Months Ended September 30,
	2014	2013

U.S. high-grade - fixed rate	$181	$201
U.S. high-grade - floating rate	53	25
Total U.S. high-grade	174	193
Other credit	309	307
Liquid products	44	46
Total	202	207

Total U.S. high-grade average variable transaction fee per million decreased from $193 for the nine months ended September 30, 2013 to $174 for the nine months ended September 30, 2014. The change was primarily due to a decrease in the duration, and an increase in the nominal size, of the bonds traded. U.S. high-grade floating rate average variable transaction fee per million increased from $25 for the nine months ended September 30, 2013 to $53 for the nine months ended September 30, 2014, primarily due to a change in our pricing calculation to conform with the market convention.

Distribution Fees

Distribution fees increased by $3.4 million or 7.5% to $48.6 million for the nine months ended September 30, 2014 from $45.3 million for the nine months ended September 30, 2013. U.S. high-grade distribution fees increased $4.0 million principally due to the migration over the past year of three broker-dealer market makers from an all-variable fee plan to a plan that incorporates a monthly distribution fee. The $1.0 million decrease in Other credit distribution fees principally relates to the migration of several Eurobond dealers to plans that incorporate a higher level of variable fees and lower level of monthly distribution fees. The $0.4 million increase in Liquid products distribution fees was due to the commencement of SEF-related revenues.

Information and Post-Trade Services. Information and post-trade services increased by $5.6 million or 31.2% to $23.6 million for the nine months ended September 30, 2014, from $18.0 million for the nine months ended September 30, 2013, principally due to the inclusion of two additional months of revenues from Xtrakter in 2014 and a change in foreign currency exchange rates of $1.4 million.

Technology Products and Services. Technology products and services revenues increased by $1.3 million or 30.5% to $5.6 million for the nine months ended September 30, 2014, from $4.3 million for the nine months ended September 30, 2013. The increase was primarily a result of higher professional consulting services revenues.

Investment Income. Investment income increased by $0.1 million or 44.4% to $0.4 million for the nine months ended September 30, 2014 from $0.3 million for the nine months ended September 30, 2013 primarily due to a higher average investment balance in 2014.

Other. Other income decreased by $0.3 million or 12.1% to $2.2 million for the nine months ended September 30, 2014, from $2.5 million for the nine months ended September 30, 2013. In the nine months ended September 30, 2014, we recognized income of $0.9 million on the sale of certain MF Global bankruptcy claims. In the nine months ended September 30, 2013, we recorded a gain of $0.8 million on the sale of U.S. treasuries.  We used the proceeds to fund the acquisition of Xtrakter.

Expenses

Our expenses for the nine months ended September 30, 2014 and 2013, and the resulting dollar and percentage changes were as follows:

	Nine Months Ended September 30,
	2014		2013
		% of		% of	$	%
	$	Revenues	$	Revenues	Change	Change
	($ in thousands)
Expenses
Employee compensation and benefits	$55,619	28.9%	$47,638	26.7%	$7,981	16.8%
Depreciation and amortization	12,954	6.7	10,151	5.7	2,803	27.6
Technology and communications	13,300	6.9	11,700	6.6	1,600	13.7
Professional and consulting fees	10,912	5.7	13,278	7.4	(2,366)	(17.8)
Occupancy	3,318	1.7	3,172	1.8	146	4.6
Marketing and advertising	4,340	2.3	3,501	2.0	839	24.0
General and administrative	7,117	3.6	6,370	3.5	747	11.7
Total expenses	$107,560	55.8%	$95,810	53.7%	$11,750	12.3%

Employee Compensation and Benefits. Employee compensation and benefits increased by $8.0 million or 16.8% to $55.6 million for the nine months ended September 30, 2014, from $47.6 million for the nine months ended September 30, 2013. The increase was primarily due to higher employee compensation of $6.2 million and benefits and employment taxes of $1.2 million resulting from higher headcount and the software development costs out-of period adjustment of $2.9 million in the nine months ended September 30, 2013.  Employee compensation and benefits for the nine months ended September 30, 2014, include two additional months of expenses from Xtrakter.

Depreciation and Amortization. Depreciation and amortization increased by $2.8 million or 27.6% to $13.0 million for the nine months ended September 30, 2014, from $10.2 million for the nine months ended September 30, 2013. The increase was due to higher depreciation of production hardware of $1.9 million and amortization of software development costs of $1.8 million, partially offset by the software development costs out-of-period adjustment of $1.3 million in the nine months ended September 30, 2013. For the nine months ended September 30, 2014 and 2013, $4.0 million and $9.4 million, respectively, of equipment purchases and leasehold improvements and $7.4 million and $5.4 million, respectively, of software development costs were capitalized. The lower equipment purchases and leasehold improvements were primarily due to the build-out of a replacement primary production data center in 2013 and the build-out costs for new office space in London in 2013. The higher software development costs were primarily due to continued investment in new product initiatives and Xtrakter technology architecture changes.

Technology and Communications. Technology and communications expenses increased by $1.6 million or 13.7% to $13.3 million for the nine months ended September 30, 2014 from $11.7 million for the nine months ended September 30, 2013. The increase was due to higher office telecommunication costs of $0.8 million and software maintenance and support of $0.8 million.

Professional and Consulting Fees. Professional and consulting fees decreased by $2.4 million or 17.8% to $10.9 million for the nine months ended September 30, 2014, from $13.3 million for the nine months ended September 30, 2013. The decrease was primarily due to lower technology consulting costs of $1.4 million and legal fees of $0.7 million.  In 2013, we incurred approximately $1.2 million in investment banking, legal and other professional fees related to the Xtrakter acquisition.

Occupancy. Occupancy costs increased by $0.1 million or 4.6% to $3.3 million for the nine months ended September 30, 2014, from $3.2 million for the nine months ended September 30, 2013. The increased occupancy costs principally related to our new office space in London.

Marketing and Advertising. Marketing and advertising expenses increased by $0.8 million or 24.0% to $4.3 million for the nine months ended September 30, 2014, from $3.5 million for the nine months ended September 30, 2013. The increase was due to higher sales related travel and entertainment costs of $0.4 million and promotion costs of $0.2 million.

General and Administrative. General and administrative expenses increased by $0.7 million or 11.7% to $7.1 million for the nine months ended September 30, 2014, from $6.4 million for the nine months ended September 30, 2013.  The increase was primarily due to higher board of director fees, VAT expense and clearing costs from matched principal trading.

Provision for Income Tax. For the nine months ended September 30, 2014 and 2013, the income tax provision from continuing operations was $31.9 million and $29.4 million, respectively. The increase in the tax provision was primarily attributable to an increase in pre-tax income and a higher effective tax rate. Our consolidated effective tax rate for the nine months ended September 30, 2014 was 37.5%, compared to 35.6% for the nine months ended September 30, 2013. During the nine months ended September 30, 2013, we recognized catch-up tax benefits of approximately $2.0 million associated with the domestic production activities deduction.  Our consolidated effective tax rate can vary from period to period depending on, among other factors, the geographic and business mix of our earnings and changes in tax legislation and tax rates.

Liquidity and Capital Resources

During the past three years, we have met our cash needs through cash on hand and internally generated funds. Cash and cash equivalents and securities available-for-sale totaled $212.1 million at September 30, 2014.

In January 2013, we entered into a three-year credit agreement that provides for revolving loans and letters of credit up to an aggregate of $50.0 million. As of September 30, 2014, there was $49.9 million available to borrow under the credit facility. Subject to satisfaction of certain specified conditions, we are permitted to upsize the credit facility by an additional $50.0 million in total.

Our cash flows were as follows:

	Nine Months Ended September 30,
	2014	2013
	(In thousands)
Net cash provided by operating activities	$68,589	$67,329
Net cash (used in ) investing activities	(1,464)	(60,574)
Net cash (used in) financing activities	(43,961)	(15,383)
Effect of exchange rate changes on cash and cash equivalents	(755)	(615)
Net increase (decrease) for the period	$22,409	$(9,243)

Net cash provided by operating activities was $68.6 million for the nine months ended September 30, 2014 compared to $67.3 million for the nine months ended September 30, 2013. The increase in net cash provided by operating activities was primarily due to an increase in depreciation and amortization of $3.6 million and other non-cash items of $3.8 million, offset by an increase in working capital of $6.5 million.

Net cash used in investing activities was $1.5 million for the nine months ended September 30, 2014 compared to $60.6 million for the nine months ended September 30, 2013. The decrease in net cash used in investing activities was due to the acquisition of Xtrakter in February 2013 for $37.8 million, an increase in net proceeds from securities available-for-sale of $17.3 million and a decrease in capital expenditures of $3.3 million.

Net cash used in financing activities was 44.0 million for the nine months ended September 30, 2014 compared to $15.4 million for the nine months ended September 30, 2013. The increase in net cash used in financing activities was principally due to increased repurchases of our common stock of $25.4 million in 2014 and an increase in cash dividends paid on common stock of $3.0 million.

Free cash flow is defined as cash flow from operating activities less expenditures for furniture, equipment and leasehold improvements and capitalized software development costs. For the 12 months ended September 30, 2014 and 2013, free cash flow was $72.2 million and $79.3 million, respectively. Free cash flow is a non-GAAP financial measure. We believe that this non-GAAP financial measure, when taken into consideration with the corresponding GAAP financial measures, is important in gaining an understanding of our financial strength and cash flow generation.

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

Certain of our U.S. subsidiaries are registered as a broker-dealer or swap execution facility and therefore are subject to the applicable rules and regulations of the SEC and the CFTC. These rules contain minimum net capital requirements, as defined in the applicable regulations, and also may require a significant part of the registrants’ assets be kept in relatively liquid form. Certain of our foreign subsidiaries are regulated by the FCA in the U.K. or Ontario Securities Commission in Canada and must maintain financial resources, as defined in the applicable regulations, in excess of the applicable financial resources requirement. As of September 30, 2014, each of our subsidiaries that are subject to these regulations had net capital or financial resources in excess of their minimum requirements. As of September 30, 2014, our subsidiaries maintained aggregate net capital and financial resources that was $77.8 million in excess of the required levels of $12.1 million.

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

As of September 30, 2014, the amount of unrestricted cash held by our non-U.S. subsidiaries was $26.5 million. We have determined that unremitted earnings of our foreign subsidiaries are considered indefinitely reinvested outside of the U.S. Any repatriation of such foreign earnings by way of dividend may be subject to both U.S. federal and state income taxes, reduced by applicable foreign tax credits. However, we do not have any current needs or foreseeable plans to repatriate cash by way of dividends from our non-U.S. subsidiaries.

We execute certain bond transactions between and among institutional investor and broker-dealer clients on a matched principal basis by serving as counterparty to both the buyer and the seller. These trades are then settled through a third-party clearing broker. Settlement typically occurs within one to three trading days after the trade date. Cash settlement of the transaction occurs upon receipt or delivery of the underlying instrument that was traded. For the nine months ended September 30, 2014 and 2013, our revenues from matched principal transactions were approximately $4.7 million and $4.5 million, respectively. We maintain collateral deposits with the clearing broker in the form of cash pursuant to a securities clearing agreement. As of September 30, 2014, the amount of the collateral deposits included in prepaid expenses and other assets in the Consolidated Statements of Financial Condition were $0.9 million. We are exposed to credit risk in the event a counterparty does not fulfill its obligation to complete a transaction. Pursuant to the terms of the securities clearing agreements between us and the clearing broker, the clearing broker has the right to charge us for losses resulting from a counterparty’s failure to fulfill its contractual obligations. The losses are not capped at a maximum amount and apply to all trades executed through the clearing broker. As of September 30, 2014, we had not recorded any liabilities with regard to this right.

In the ordinary course of business, we enter into contracts that contain a variety of representations, warranties and general indemnifications. Our maximum exposure from any claims under these arrangements is unknown, as this would involve claims that have not yet occurred. However, based on past experience, we expect the risk of material loss to be remote.

In January 2014, our Board of Directors authorized a share repurchase program for up to $35.0 million of our common stock. In July 2014, our Board of Directors increased the authorization under the share repurchase program by an additional $65.0 million of our common stock. The share repurchase program will expire on December 31, 2015. For the nine months ended September 30, 2014, we repurchased 454,185 shares of common stock at a cost of $25.4 million. Shares repurchased under the program will be held in treasury for future use.

In October 2014, our Board of Directors approved a quarterly cash dividend of $0.16 per share payable on November 20, 2014 to stockholders of record as of the close of business on November 6, 2014. Any future declaration and payment of dividends will be at the sole discretion of our Board of Directors. Our Board of Directors may take into account such matters as general business conditions, our financial results, capital requirements, contractual obligations, legal, and regulatory restrictions on the payment of dividends to our stockholders or by our subsidiaries to their respective parent entities, and such other factors as the Board of Directors may deem relevant.

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

Contractual Obligations and Commitments

There was no significant change in our contractual obligations and commitments for the nine months ended September 30, 2014.

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

As of September 30, 2014, we had a $57.0 million investment in securities available-for-sale. Adverse movements, such as a 10% decrease in the value of these securities or a downturn or disruption in the markets for these securities, could result in a substantial loss. In addition, principal gains and losses resulting from these securities could on occasion have a disproportionate effect, positive or negative, on our financial condition and results of operations for any particular reporting period.

Interest Rate Risk

Interest rate risk represents our exposure to interest rate changes with respect to the money market instruments and fixed-income securities in which we invest. As of September 30, 2014, our cash and cash equivalents and securities available-for-sale amounted to $212.1 million and were primarily in money market instruments, corporate bonds and municipal securities. We do not maintain an inventory of bonds that are traded on our platform.

Derivative Risk

Our limited derivative risk stems from our activities in the foreign currency forward contract market. We use this market to mitigate our U.S. dollar versus Pound Sterling exposure that arises from the activities of our U.K. subsidiaries. As of September 30, 2014, the notional fair value of our foreign currency forward contract was $30.6 million. We do not speculate in any derivative instruments.

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

Item 4. Controls and Procedures

(a)  Evaluation of Disclosure Controls and Procedures. Our management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our “disclosure controls and procedures” as that term is defined in Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of September 30, 2014. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and to ensure that information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

(b)  Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2014 identified in connection with the evaluation thereof by our management, including the Chief Executive Officer and Chief Financial Officer, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

During the quarter ended September 30, 2014, we repurchased the following shares of common stock:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans and Programs	Dollar Value of Shares That May Yet Be Purchased Under the Plans and Programs
				(In thousands)
July 1, 2014 -- July 31, 2014	85,598	$50.93	85,598	$16,893
August 1, 2014 -- August 31, 2014	62,800	57.02	62,800	78,312
September 1, 2014 -- September 30, 2014	63,000	59.58	63,000	74,558
	211,398	$55.32	211,398

In January 2014, our Board of Directors authorized a share repurchase program for up to $35.0 million of our common stock.  In July 2014, our Board of Directors increased the authorization under the share repurchase program by an additional $65.0 million of our common stock. The share repurchase program will expire on December 31, 2015. For the nine months ended September 30, 2014, we repurchased 454,185 shares of common stock at a cost of $25.4 million. Shares repurchased under the program will be held in treasury for future use.

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

**

Attached as Exhibit 101 to this Quarterly Report on Form 10-Q are the following materials, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Financial Condition as of September 30, 2014 and December 31, 2013; (ii) Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2014 and 2013; (iii) Consolidated Statements of Comprehensive Income for the Three and Nine Months Ended September 30, 2014 and 2013; (iv) Consolidated Statement of Stockholders’ Equity for the Nine Months Ended September 30, 2014; (v) Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2014 and 2013; and (vi) Notes to the Consolidated Financial Statements.

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

MARKETAXESS HOLDINGS INC.

Date: October 24, 2014	By:	/s/ RICHARD M. MCVEY
Richard M. McVey
Chief Executive Officer
(principal executive officer)

Date: October 24, 2014	By:	/s/ ANTONIO L. DELISE
Antonio L. DeLise
Chief Financial Officer
(principal financial and accounting officer)