Form 10-K
period 2014-12-31
MARKETAXESS HOLDINGS INC
filed 2015-02-25
CIK 1278021

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☑    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☑	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☑

The aggregate market value of the shares of common stock held by non-affiliates of the registrant as of June 30, 2014 (the last business day of the registrant’s most recently completed second fiscal quarter) was approximately $2.0 billion computed by reference to the last reported sale price on the NASDAQ Global Select Market on that date. For purposes of this calculation, affiliates are considered to be officers, directors and holders of 10% or more of the outstanding common stock of the registrant on that date. The registrant had 37,569,035 shares of common stock, 1,052,763 of which were held by affiliates, outstanding on that date.

As of February 20, 2015, the aggregate number of shares of the registrant’s common stock outstanding was 37,333,505.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for the 2015 Annual Meeting of Stockholders are incorporated by reference into Items 10, 11, 12, 13 and 14 of Part III of this Form 10-K.

MARKETAXESS HOLDINGS INC.

2014 FORM 10-K ANNUAL REPORT

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

Item 1. Business.

MarketAxess Holdings Inc. (the “Company” or “MarketAxess”) operates a leading electronic trading platform that enables fixed-income market participants to efficiently trade corporate bonds and other types of fixed-income instruments using our patented trading technology. Our over 1,000 active participant firms include broker-dealer clients, investment advisers, mutual funds, insurance companies, public and private pension funds, bank portfolios and hedge funds. Our approximately 90 broker-dealer market-maker clients provide liquidity on the platform and include most of the leading broker-dealers in global fixed-income trading. We also execute certain bond transactions between and among institutional investor and broker-dealer clients on a matched principal (often called “riskless principal”) basis by serving as counterparty to both the buyer and the seller in trades which then settle through a third-party clearing broker. We provide fixed-income market data, analytics and compliance tools that help our clients make trading decisions. We also provide trade matching and regulatory transaction reporting services to the securities markets. In addition, we provide technology solutions and professional consulting services to fixed-income industry participants.

Our multi-dealer trading platform allows our institutional investor clients to simultaneously request competing, executable bids or offers from our broker-dealer clients and execute trades with the broker-dealer of their choice from among those that choose to respond. We offer our broker-dealer clients a solution that enables them to efficiently reach our institutional investor clients for the distribution and trading of bonds. Our trading platform provides access to global liquidity in U.S. high-grade corporate bonds, emerging markets and high-yield bonds, European bonds, U.S. agency bonds, credit derivatives and other fixed-income securities.

Through our Open TradingTM initiative, we have designed a series of protocols to allow our broker-dealer and institutional investor clients to interact in an all-to-all trading environment.  These innovative technology solutions are designed to increase the number of potential trading counterparties on our electronic trading platform and create a menu of solutions to address different trade sizes and bond liquidity characteristics.

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

Traditionally, bond trading has been a manual process, with product and price discovery conducted over the telephone between two or more parties. This traditional process has a number of shortcomings resulting primarily from the lack of a central trading facility for these securities, which makes it difficult to match buyers and sellers for particular issues. Many corporate bond trading participants use e-mail and other electronic means of communication for trading corporate bonds. While this has addressed some of the shortcomings associated with traditional corporate bond trading, we believe that the process is still hindered by limited liquidity, limited price transparency, significant transaction costs, compliance and regulatory challenges, and difficulty in executing numerous trades at one time.

Through our disclosed multi-dealer Request For Quote (“RFQ”) trading functionality, our institutional investor clients can determine prices available for a security, a process called price discovery, as well as trade securities directly with our broker-dealer clients. The price discovery process includes the ability to view indicative prices from the broker-dealer clients’ inventory available on our platform, access to real-time pricing information and analytical tools (including spread-to-Treasury data, search capabilities and independent third-party credit research) available on our Corporate BondTickerTM service and the ability to request executable bids and offers simultaneously from all of our participating broker-dealer clients during the trade process. On average, institutional investor clients receive several bids or offers from broker-dealer clients in response to trade inquiries. However, some trade inquiries may not receive any bids or offers.

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

According to the Federal Reserve, outstanding U.S. high-grade corporate bond debt has increased approximately 43% from year-end 2008 to September 30, 2014, the most recent date available. During this same period, financial market regulators have increased capital requirements for bank-owned broker-dealers holding corporate bond inventory. As a result, corporate bond debt owned by institutional investors has increased, while the available base of capital for dealer market making has declined. Partly as a result of these trends, overall secondary turnover as a percentage of corporate debt outstanding has been falling, causing all market participants to look for new electronic trading solutions to improve liquidity and turnover. We have responded with a series of new MarketAxess Open TradingTM protocols designed to allow our broker-dealers and institutional investor clients to interact in an all-to-all trading environment.  During 2014, we completed approximately 77,000 trades utilizing new electronic Open Trading™ solutions.

Typically, we are not a party to the trades that occur on our platform between institutional investor clients and broker-dealer clients; rather, we serve as an intermediary between broker-dealers and institutional investors, enabling them to meet, agree on a price and then transact with each other. However, in connection with our Open Trading™ or other anonymous protocols, we execute bond transactions between and among institutional investor and broker-dealer clients on a matched principal basis by serving as counterparty to both the buyer and the seller in matching back-to-back trades which are then settled through a third-party clearing broker.

Our broker-dealer clients accounted for approximately 96% of the underwriting of newly-issued U.S. corporate bonds and approximately 76% of the underwriting of newly issued European corporate bonds in 2014. We believe these broker-dealers also represent the principal source of secondary market liquidity in the other markets in which we operate. Secondary market liquidity refers to the ability of market participants to buy or sell a security quickly and in large volume subsequent to the original issuance of the security, without substantially affecting the price of the security. In addition to trading fixed-income securities by traditional means, including the telephone and e-mail, our broker-dealer clients use proprietary single-dealer systems and other trading platforms as well as our electronic trading platform. We believe that the traditional means of trading remain the manner in which the majority of bonds are traded between institutional investors and broker-dealers.

In 2014, our volume in U.S. high-grade corporate bonds represented approximately 14.5% of the total estimated U.S. high-grade corporate bond volume, as adjusted by us to eliminate the increased reporting of affiliate back-to-back trades beginning in April 2014 and the inclusion of 144A securities beginning on July 1, 2014, as reported by the Financial Industry Regulatory Authority (“FINRA”) Trade Reporting and Compliance Engine (“TRACE”). TRACE facilitates the mandatory reporting of over-the-counter (“OTC”) secondary market transactions in eligible fixed-income securities in the U.S., including trading between institutional investors and broker-dealers, as well as inter-dealer and retail trading. All broker-dealers that are FINRA member firms have an obligation to report transactions in corporate bonds to TRACE under a set of rules approved by the Securities and Exchange Commission (“SEC”). We provide both the reported and adjusted U.S. high-grade TRACE volumes on our website. We believe that the adjusted estimated volumes provide a more accurate comparison to prior period reporting.

In February 2013, we acquired Xtrakter Limited (“Xtrakter”) from Euroclear S.A./N.V. Through our Trax® brand, Xtrakter is a U.K.-based provider of trade matching and regulatory transaction reporting services for European securities and market and reference data across a range of fixed-income products. The acquisition of Xtrakter provided the Company with an expanded set of technology solutions ahead of incoming pre-and post-trade transparency mandates from the Markets in Financial Instruments Directive II (“MiFID II”) in Europe.

Industry Background

Fixed-income securities are issued by corporations, governments and other entities, and pay a pre-set absolute or relative rate of return. As of September 30, 2014, the most recent date available, there were approximately $38.4 trillion principal amount of fixed-income securities outstanding in the U.S. market, including $7.7 trillion principal amount of U.S. corporate bonds, according to the Securities Industry and Financial Markets Association (“SIFMA”). The estimated average daily trading volume of U.S. corporate bonds (excluding 144A securities), as measured by TRACE, was $17.7 billion in 2014.

Primary dealer holdings of U.S. corporate bonds (investment-grade and high-yield) as reported by the Federal Reserve Bank of New York were $14.9 billion as of December 31, 2014. This represents less than one day of trading volume as measured by TRACE. The trading volume of U.S. high-grade corporate bonds as reported by TRACE increased to approximately $3.3 trillion for the year ended December 31, 2014, compared to $3.2 and $3.0 for the years ended December 31, 2013 and 2012, respectively.

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

The U.S. high-grade corporate bond market, which represents the largest subset of the U.S. corporate bond market, has undergone significant change, which has been driven by a number of factors, including:

•

Improved price transparency — In 2002, FINRA adopted TRACE reporting, which requires FINRA members to report secondary market transactions in certain fixed-income securities to FINRA. The list of TRACE-eligible bonds includes over 34,000 unique securities, representing the majority of the daily trading volume of high-grade bonds.

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

•

Decreased use of credit derivatives — Credit derivatives can provide increased flexibility and liquidity for investors and lenders to diversify their credit exposures. Activity in the credit derivative market has fallen substantially since 2007 due to concern over the risks associated with these products, in particular the counterparty credit risks, and uncertainty regarding the effect of changes to the market resulting from implementation of the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), which was enacted during 2010.

•

Total amount of debt issued and outstanding — High-grade corporate bond issuance of $754.0 billion during 2009 was 24% below the 2007 pre-crisis level, as risk aversion among corporate bond investors limited the ability of issuers across a wide range of industries, in particular those in the financial services industry, to issue new corporate bonds. New issues of high-grade corporate bonds were relatively stable over the next two years ended December 31, 2011. Over the last three years, high-grade corporate bond issuance was over $1.0 trillion, exceeding pre-crisis levels. According to the Federal Reserve, U.S. high-grade corporate bond debt outstanding has increased approximately 43% from year-end 2008 to September 30, 2014.

•

Decline in dealer inventory levels — Prior to regulatory reforms such as Basel III and regulations under the Dodd-Frank Act, dealer balance sheets were relatively elastic so dealers were able to facilitate trading in most fixed-income products without dramatic price moves. The regulatory reforms enacted after the global financial crisis resulted in greater capital and liquidity requirements for banks, which impacted market liquidity and diminished risk appetite by market intermediaries. The Volcker Rule, which limits proprietary trading by banks, has also had an impact on dealer inventories and the ability of dealers to act as effective market-makers. As a result, we believe market participants require new solutions to increase liquidity and we have responded with our MarketAxess Open TradingTM protocols designed to allow our broker-dealers and institutional investor clients to interact in an all-to-all trading environment.

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

The institutional investor base for emerging markets bonds includes many crossover investors from the high-yield and high-grade investment areas. Institutional investors have been drawn to emerging markets bonds by their high returns and high growth potential. The average daily trading volume of emerging markets debt, as reported by the Emerging Markets Trade Association for the quarter ended September 30, 2014, the most recent date available, was $9.4 billion of external markets debt and $13.3 billion of local markets debt.

Crossover and High-Yield Bond Market

We define the high-yield bond market generally to include all debt rated lower than BBB- by Standard & Poor’s or Baa3 by Moody’s Investor Service. We define the crossover market to include any debt issue rated below investment-grade by one agency but investment-grade by the other. The total amount of high-yield corporate bonds yearly issuance as reported by SIFMA declined by 68% to $43.0 billion during 2008 from $136.0 billion in 2007, primarily due to the risk aversion among corporate bond investors that severely limited the ability of high-yield issuers to raise new debt. Beginning in 2009, however, the high-yield corporate bond markets demonstrated significant improvement and new issuance for the year ended December 31, 2014 had increased to $311.0 billion, as reported by SIFMA.

FINRA publicly disseminates real-time price information on approximately 7,000 high-yield corporate bond issues and disseminates price information about certain other transactions on a delayed basis. Trades in bonds rated BB and lower are subject to immediate dissemination if the trade size is less than $1 million, or greater than $1 million and the bond trades an average of once or more a day. The average daily trading volume of high-yield bonds as measured by TRACE for the year ended December 31, 2014 was approximately $4.6 billion.

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

U.S. Agency Bond Market

We define the U.S. agency bond market to include debt issued by a U.S. government-sponsored enterprise. Some prominent issuers of agency bonds are the Federal National Mortgage Association and Federal Home Loan Mortgage Corporation. The total amount of U.S. agency bonds outstanding was approximately $2.0 trillion as of September 30, 2014 as reported by SIFMA. The average daily trading volume of U.S. agency bonds (excluding mortgage-backed securities) as measured by TRACE for the year ended December 31, 2014 was approximately $5.9 billion.

Credit Derivative Market

Credit derivatives are contracts on an underlying asset that transfer risk and return from one party to another without transferring ownership of the underlying asset, allowing market participants to obtain credit protection or assume credit exposure associated with a broad range of issuers of fixed-income securities and other debt obligations. According to The Depository Trust & Clearing Corporation Trade Information Warehouse, the notional amount of credit default swaps outstanding was approximately $16.0 trillion as of December 31, 2014 and the average daily trading volume for the year ended December 31, 2014 was approximately $130.0 billion. In July 2010, the Dodd-Frank Act was signed into law. Among the most significant aspects of the derivatives section of the Dodd-Frank Act are mandatory clearing of certain derivatives transactions (“swaps”) through regulated central clearing organizations and mandatory trading of those swaps through either regulated exchanges or swap execution facilities (“SEFs”), in each case, subject to certain key exceptions. Since October 2013, we have operated a temporarily registered SEF pursuant to the U.S. Commodity Futures Trading Commission’s (“CFTC”) rules and we list credit derivative indices and options for trading by U.S. persons and other participants on our SEF. In February 2014, U.S. counterparties became required to execute those swaps that are subject to the CFTC’s made-available-for-trade determinations on a SEF or designated contract market. The SEC has not yet finalized its rules for security-based SEFs that would govern our execution of single-name credit derivatives, nor has it published a timetable for the finalization and implementation of such rules. No assurance can be given regarding when, whether or in what form the remaining rules regarding the new regulatory regime for the swaps marketplace will be finalized or implemented.

Similar to the U.S., regulatory bodies in Europe and elsewhere have developed new rules for derivatives trading.  For example, in July 2014, the pan-European MiFID II was entered into force with rules requiring the central clearing of standardized OTC derivatives, the reporting of all derivatives (OTC or otherwise) to trade repositories and the  trading of standardized derivatives only on a regulated trading venue, such as our Multilateral Trading Facility (“MTF”).   Although the final rules for MiFID II have not yet been finalized and their ultimate impact on the European derivatives market is not yet known, MiFID II is expected to be implemented in the beginning of 2017.

Trade Matching and Regulatory Transaction Reporting Services

Trade matching is an operational risk management tool that enables counterparties to agree the terms of a trade shortly after execution, reducing the risk of errors and a trade failing during settlement. In 2014, the Central Securities Depositories Regulation shortened the securities settlement cycle for corporate bonds across the European Union (“EU”) to no later than two days after the date on which a trade is executed, referred to as a T+2 settlement cycle.   We believe that the move to T+2 settlement will increase the need for trade matching services, such as those provided by our Trax® brand.

Adopted in late 2007, the first Markets in Financial Instruments Directive set best-execution requirements for trades and mandated that financial firms submit to their local regulators detailed end-of-day reports including the time, and price of a trade, the counterparty involved and whether it was a purchase or sale. Firms must either become so-called approved reporting mechanisms (“ARMs”) or use one of the approved providers, such as our Trax® ARM. In most cases, both the fund manager and its executing broker-dealer or bank must include the same details of the same trade on their respective transaction reports. In the U.K., required transactions are reported to the Financial Conduct Authority (“FCA”). MiFID II increased the number of fields that must be reported to regulators and we expect the demand for experienced regulatory trade reporting service providers to increase over the next several years.

Our Competitive Strengths

Our electronic trading platform provides solutions to some of the shortcomings of traditional bond trading methods. The benefits of our solution are demonstrable throughout the trading cycle:

•

Pre-trade — In the pre-trade period, our platform assists our participants by providing them with value-added services, such as real time and historical trade price information, liquidity and turnover analytics, bond reference data and trade order matching alerts;

•

Trade — Our innovative electronic trading platform enables our participants to, among other things, request and receive single and multiple security trade execution, with access to broad and unique sources of liquidity from our growing network of participating firms, and the ability to choose from a wide menu of electronic trading protocols to address different trade sizes and liquidity characteristics; and

•

Post-trade — Following the execution of a trade, our platform supports all of the essential tools and functionalities to enable our participants to realize the full benefits of electronic trading and demonstrate best execution, including real-time trade details, straight-through processing (“STP”), account allocations, automated audit trails, regulatory trade reporting, trade detail matching, and transaction cost analysis.

We believe that we are well positioned to strengthen our market position in electronic trading in our existing products and to extend our presence into new products and services by capitalizing on our competitive strengths, including:

Significant Trading Volumes with Participation by Leading Broker-Dealers and Institutional Investors

Our electronic trading platform provides access to the liquidity provided through the participation on our platform of over 1,000 active institutional investor and broker-dealer clients, including substantially all of the leading broker-dealers in global fixed-income trading. We believe these broker-dealers represent the principal source of secondary market liquidity for U.S. high-grade corporate bonds, emerging markets and high-yield bonds, European high-grade corporate bonds and the other markets in which we operate. Our broker-dealer clients are motivated to continue to utilize our platform due to the presence on the platform of our large network of institutional investor clients.

Our total bond trading volume increased from $402.1 billion in 2010 to $767.0 billion in 2014, as indicated below:

Our adjusted estimated share of U.S. high-grade and high-yield corporate bond volume for 2014 was approximately 14.5% and 6.2%, respectively. Our estimated market share from 2010 to 2014 is shown in the chart below:

*Adjusted by us to eliminate the increased reporting of affiliated back-to-back trades to FINRA beginning in April 2014 and the inclusion of 144A securities in reported TRACE volumes beginning on July 1, 2014.

Execution Benefits to Clients

Benefits to Institutional Investor Clients

We believe we provide numerous benefits to our institutional investor clients over traditional fixed-income trading methods, including:

Competitive Prices. By enabling institutional investors to simultaneously request bids or offers from our broker-dealer clients, we believe our electronic trading platform creates an environment that motivates our broker-dealer clients to provide competitive prices and gives institutional investors confidence that they are obtaining a competitive price. For typical MarketAxess multi-dealer corporate bond inquiries, the range of competitive spread-to-Treasury responses is approximately 9 basis points (a basis point is 1/100 of 1% in yield). As an example of the potential cost savings to institutional investors, a one basis point savings on a $1 million face amount trade of a bond with 10 years to maturity translates to aggregate savings of approximately $800.00.

Transparent Pricing on a Range of Securities. Institutional investors can search bonds in inventory based on combinations of issuer, issue, rating, maturity, spread-to-Treasury, size and dealer providing the listing, in a fraction of the time it takes to do so manually. Institutional investor clients can also request executable bids and offers on our electronic trading platform on any debt security in a database of U.S. and European corporate bonds, although there can be no assurance as to the number of broker-dealers who will choose to provide an executable price. Our platform transmits bid and offer requests in real-time to broker-dealer clients, who may respond with executable prices within the time period specified by the institutional investor. Through our Open Trading™ protocols, institutional investors may also elect to display live requests for bids or offers anonymously to all other users of our electronic trading platform, in order to create broader visibility of their inquiry among market participants and increase the likelihood that the request results in a trade. We believe that broader participation in client inquiries will result in more trade matches and lower transaction costs.

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

Other Service Offerings

In addition to services directly related to the execution of trades, we offer our clients several other services, including:

Information Services. The information and analytical tools we provide to our clients help them make investment and trading decisions. Our Corporate BondTickerTM provides access to real-time and historical price, yield and MarketAxess estimated spread-to-

Treasuries for publicly disseminated TRACE-eligible bonds. Corporate BondTickerTM combines publicly-available TRACE data with the prices for trades executed on our U.S. high-grade electronic trading platform, integrating the two data sources and providing real-time TRACE data with associated analytical tools that are not otherwise available. Our electronic trading platform allows institutional investors to compile, sort and use information to discover investment opportunities that might have been difficult or impossible to identify using a manual information-gathering process or other electronic services.

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

Through our Trax® brand, we provide a range of information solutions for financial services firms, utilizing quotes contributed by market participants and leveraging our trade matching and regulatory transaction reporting services for European securities. We provide market participants with access to pricing, liquidity and volume data on over 50,000 unique fixed-income securities. We also provide access to securities reference data on approximately 300,000 fixed-income securities.

Post-Trade Services. Our Trax® service provides post-trade, pre-settlement trade matching and regulatory reporting for the European OTC markets. It allows subscribers to match and report trades in a range of capital market instruments, including bonds, derivatives, equities and swaps. Following the implementation of the T+2 settlement cycle for transferable securities in European markets, subscribers can use Trax® to match trades on trade date and help reduce settlement risk. Trax® has over 190 subscribers, including broker-dealers, hedge funds and investment banks. The Trax® platform processed over 1.1 billion transactions in 2014.

Straight-Through Processing. STP refers to the integration of systems and processes to automate the trade process from end-to-end — trade execution, confirmation and settlement — without the need for manual intervention. Our electronic trading platform provides broker-dealers and institutional investors with the ability to automate portions of their transaction processing requirements, improving accuracy and efficiency. Through electronic messaging, institutional investors can submit inquiries to, and receive electronic notices of execution from us, in industry standard protocols, complete with all relevant trade details. Institutional investors can download trade messages, allocate trades to the sub-accounts on whose behalf the trades were made and send the allocations to broker-dealers for confirmation.

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

Proven Innovator with an Experienced Management Team

Since our inception, we have been an innovator in the fixed-income securities markets. The members of our management team average more than 20 years of experience in the securities industry. We have consistently sought to benefit participants in the markets we serve by attempting to replicate the essential features of fixed-income trading, including the existing relationships between broker-dealers and their institutional investor clients, while applying technology to eliminate weaknesses in traditional trading methods. In 2014, MarketAxess was awarded “OTC Trading Platform of the Year” by Global Capital, and “SEF of the Year” by Risk Magazine.

Some of the innovations we have introduced to electronic trading include:

•	the first multi-dealer disclosed trading platform for U.S. high-grade corporate bonds;
•	the first electronic Treasury benchmarking for U.S. high-grade corporate bond trades;
•	Corporate BondTickerTM, our information services product, combining TRACE bond data with MarketAxess data and analytical tools;
•	bid and offer list technology for corporate bond trading, enabling institutional investors to request executable prices for multiple securities simultaneously;
•	the first disclosed client to multi-dealer trading platform for credit derivative indices; and

•	public Market Lists for corporate bonds, giving institutional investors the ability to display their bid and offer lists anonymously to the entire MarketAxess trading community.

Independence

We believe the current regulatory environment creates competitive advantages for independent companies like us that are less prone to conflicts of interest. As an independent company, we are free to make business and trading protocol decisions with the best interests of both our institutional investor and broker-dealer clients in mind. We are also able to attract industry leaders with valuable skills and insights to our independent Board of Directors.

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

Leverage our Existing Client Network and Technology to Increase Counterparties and Improve Liquidity

Due to regulatory changes that have caused significant reductions in primary dealer corporate bond balance sheets, our broker-dealer and institutional investor clients need new and innovative electronic trading solutions to promote secondary market liquidity. We intend to continue to develop and deploy a wide range of electronic trading protocols to complement our traditional request-for-quote model. These Open Trading™ protocols increase potential trading counterparties by allowing broker-dealers and institutional investors to interact in an all-to-all trading environment. During 2014, we completed approximately 77,000 trades using new electronic Open Trading™ solutions.

Leverage our Existing Technology and Client Relationships to Expand into New Sectors of the Fixed-Income Securities Market

We intend to leverage our technology, as well as our strong broker-dealer and institutional investor relationships, to deploy our electronic trading platform into additional product segments within the fixed-income securities markets and deliver fixed-income securities-related technical services and products. Due in part to our highly scalable systems, we believe we will be able to enter new markets efficiently. As an example, we developed technology and trading protocols to trade credit derivatives in anticipation of implementation of the Dodd-Frank Act. Since October 2013, we have operated a temporarily registered SEF pursuant to CFTC rules and we list credit derivative indices and options for trading by U.S. persons and other participants on our SEF.

Continue to Strengthen and Expand our Trade-Related Service Offerings

We plan to continue building our existing service offerings so that our electronic trading platform is more fully integrated into the workflow of our broker-dealer and institutional investor clients. We expect to continue to add functionality to enhance the ability of our clients to achieve a fully automated, end-to-end straight-through processing solution (automation from trade initiation to settlement). We also plan to expand our trade matching and regulatory transaction reporting services provided by Trax® in Europe.

Expand our Data and Information Services Offerings

We regularly add new content and analytical capabilities to Corporate BondTicker™ in order to improve the value of the information we provide to our clients. We plan to expand the data service offering provided by Trax® in Europe, with additional content related to trading volume and pricing. For example, we recently launched Axess 50™, a data tool which provides insights into intra-day activity for a significant subset of the most liquid credit bonds trading in Europe. We intend to continue to widen the user base of our data products and to continue adding new content and analytical capabilities. As the use of our electronic trading platform continues to grow, we believe that the amount and value of our proprietary trading data will also increase, further enhancing the value of our information services offerings to our clients.

Pursue Select Acquisitions and Strategic Alliances

We plan to continue to increase and supplement our internal growth by entering into strategic alliances, or acquiring businesses or technologies, that will enable us to enter new markets, provide new products or services, or otherwise enhance the value of our platform to our clients.

The acquisition of Xtrakter in February 2013 provided us with an expanded set of technology solutions ahead of incoming pre-and post-trade transparency mandates from MiFID II in Europe. In April 2013, we entered into a strategic alliance with BlackRock, Inc. (“Blackrock”) to create a unified, open trading solution designed to help reduce liquidity fragmentation and improve pricing across the U.S. cash credit markets. In January 2015, we expanded our strategic alliance with BlackRock to include the European cash credit markets.

MarketAxess Electronic Trading Platform

Key Trading Functionalities

The key trading functionalities are detailed below.

Single Inquiry Trading Functionality

We currently offer institutional investors the ability to request bids or offers in a single inquiry from an unlimited number of our broker-dealer clients in many of our key trading products, including for U.S. high-grade corporate bonds.  In certain of our trading products, market convention only allows institutional investor clients to request bids or offers from a subset of the broker-dealer clients on our platform in a single inquiry, depending on the trade size. Institutional investors can obtain bids or offers on any security posted in inventory or included in the database available on our platform.

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

Click-to-Trade

Our click-to-trade functionality allows our investor clients to initiate an inquiry with a single click on stacks of distinctly displayed dealer bids and offers. In support of this functionality, pools of dealers stream attributable pricing for each instrument. Click-to-trade is offered alongside our existing RFQ product and allows pre-trade price discovery and fast-track execution. Although currently limited to credit derivatives, U.S. Treasuries and emerging markets, click-to-trade functionality may be applied to trading of other market sectors.

Mid-X

We have the ability to offer a session-based matching protocol for bonds that allows counterparties to trade at mid-market prices.

SEF Trading for Credit Derivatives

We offer a range of functionality for electronic trading of CFTC regulated credit derivatives on our SEF in compliance with the CFTC’s requirements. This includes an RFQ system that allows participants to send anonymous or disclosed RFQs, as well as an order book, which enables market participants to trade anonymously with all other market participants.

Central Limit Order Book

We have offered central limit order book (“CLOB”) style trading for bonds and credit derivatives in the past. We currently provide a CLOB for single name credit derivatives. While the characteristics of the corporate bond market have not been conducive to continuous trading (as in equity markets), we believe there is a sub-set of actively traded bonds that could benefit from CLOB trading.

Dealer-to-Dealer Trading

Through our DealerAxess® platform, our broker-dealer clients can access liquidity provided by approximately 100 global, regional and specialist dealers. We offer an anonymous RFQ trading protocol for inter-dealer trading, helping dealers more efficiently manage their bond inventory. We offer trading across a wide range of fixed-income products, including high-grade, high-yield, emerging markets and U.S. agency bonds. Dealers benefit from existing trade routing rules and books, straight-through processing connectivity and trading Application Programming Interfaces “(API”). Bond trades on DealerAxess® executed pursuant to the anonymous protocol are conducted with MarketAxess on a matched principal basis and cleared and settled by a third-party clearing broker.

Key Trading Products

U.S. High-Grade Corporate Bonds

Our U.S. high-grade corporate bond business consists of U.S. dollar-denominated investment-grade debt issued by corporations for distribution in the U.S. Both domestic and foreign institutional investors have access to U.S. high-grade corporate bond trading on our electronic trading platform. Our 2014 trading volume in the U.S. high-grade corporate bond market was $475.4 billion.

In the U.S. high-grade corporate bond market, 68 broker-dealers utilize our platform, including all of the top 20 broker-dealers as ranked by 2014 U.S. corporate bond new-issue underwriting volume. Our broker-dealer clients accounted for approximately 96% of the underwriting of newly-issued U.S. corporate bonds in 2014. More than 600 active institutional investor firms use our platform to trade U.S. high-grade corporate bonds.

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

Institutional investors have access to the commingled inventory of both broker-dealer clients and institutional investor clients, representing indicative bids and offers. Each line item of inventory represents an indicative bid and/or offer on a particular bond issue by a particular client. Clients are not restricted to trading only the bonds posted as inventory, although many of the trades conducted on our platform are made from the posted inventory. To transact in a specific bond that does not appear in inventory, institutional investors can easily search our database and submit an online inquiry to their chosen broker-dealers (or to all Open Trading™ participants on our platform), who can respond with live, executable prices. While, on average, institutional investor clients receive several bids or offers from broker-dealers in response to trade inquiries, some inquiries may not receive any bids or offers.

Emerging Markets Bonds

Seventy of our U.S. broker-dealer clients and more than 500 active institutional investor firms use our platform to trade emerging markets bonds. These institutional investor clients are predominantly located in the U.S. and Europe. The emerging markets countries whose bonds were most frequently traded on our platform in 2014 were Mexico, Brazil, Russia, Venezuela and Turkey. We also allow our institutional investor clients to transact Euroclear-eligible local currency denominated bonds issued by sovereign entities or corporations in countries that include Argentina, Brazil and Mexico.

Crossover and High-Yield Bonds

Sixty-eight of our U.S. broker-dealer clients and more than 500 active institutional investor firms use our platform to trade crossover and high-yield bonds. Trading in crossover and high-yield bonds uses many of the same features available in our U.S. high-grade corporate bond offering.

Eurobonds

MarketAxess Europe Limited, our wholly-owned U.K. subsidiary, offers secondary trading functionality in U.S. dollar- and Euro-denominated European corporate bonds to our broker-dealer and institutional investor clients. We also offer our clients the ability to trade in other European high-grade corporate bonds, including bonds issued in Pounds Sterling, floating rate notes, European government bonds and bonds denominated in non-core currencies. We offered the first platform in Europe with a multi-dealer disclosed counterparty trading capability for corporate bonds. Our European platform supports trading on a matched principal basis, as well as click to trade protocols for the European market.

In the Eurobond credit market, defined as including European high-grade, high-yield and government bonds, 30 broker-dealers utilize our platform, including 19 of the top 20 broker-dealers as ranked by 2014 European corporate new-issue underwriting volume. More than 250 active institutional investor firms use our platform to trade European bonds. While many of the trades conducted on our platform are made from the posted inventory, institutional investor clients are not restricted to trading only the bonds posted as inventory. To transact in a specific bond that does not appear in inventory, institutional investors can easily search our database and submit an online inquiry to their chosen broker-dealers (or to all Open Trading™ participants on our platform), who can respond with live, executable prices. While, on average, institutional investor clients receive several bids or offers from broker-dealers in response to trade inquiries, some inquiries may not receive any bids or offers.

U.S. Agency Bonds

Forty-one of our U.S. broker-dealer clients and approximately 300 active institutional investor firms use our platform to trade U.S. agency bonds. Trading in U.S. agency bonds uses many of the same features available in our U.S. high-grade corporate bond offering.

Credit Derivatives

MarketAxess offers a complete solution for the trading of clearable and non-clearable credit derivative instruments, including indices, single-name swaps and index options. Through our CFTC-registered SEF, we offer trading of credit derivative indices and credit options to approximately 150 market participants.  We support the trading of single-name credit derivatives through our traditional RFQ protocol, as well as through a CLOB.

Information and Post-Trade Services

Information Services

Corporate BondTickerTM provides real-time TRACE data and enhances it with MarketAxess trade data and analytical tools in order to provide professional market participants with a comprehensive set of corporate bond price information. The data includes trade time and sales information, including execution prices, as well as MarketAxess-estimated spread-to-Treasuries, for trades disseminated by the TRACE system. The data also includes actual execution prices and spread-to-Treasury levels for U.S. high-grade corporate bond trades executed on the MarketAxess platform. Corporate BondTickerTM is currently the source of corporate bond trading information for The Wall Street Journal in the U.S.

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

Corporate BondTickerTM also contains pricing information on a broad selection of European fixed-income securities. European pricing information is provided by Trax’s end-of-day pricing feed, XM2M.

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

Through our Trax® brand, we provide a range of information solutions for financial services firms, utilizing quotes contributed by dealers and leveraging our trade matching and regulatory transaction reporting services for European securities. We provide market participants with access to pricing, liquidity and volume data on over 50,000 unique fixed-income securities. We also provide access to securities reference data on approximately 300,000 fixed-income securities.

Post-Trade Services

Our Trax® service provides post-trade, pre-settlement trade matching and regulatory transaction reporting services for the European OTC markets. Subscribers use the Trax® platform to match and report trades in a range of capital market instruments, including bonds, derivatives, equities and swaps. Trax® has over 190 subscribers, including broker-dealers, hedge funds and investment banks. The Trax® platform processed over 1.1 billion transactions in 2014.

Straight-Through Processing and APIs

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

Usage of our straight-through processing tools increased significantly during the last several years. The number of investor client STP connections increased to 425 as of December 31, 2014 from 244 as of December 31, 2010. In addition, many of our broker-dealer clients use our API services for pre-trade, trade negotiation and post-trade services to improve efficiency and reduce errors in processing.

Sales and Marketing

We promote our products and services using a variety of direct and indirect sales and marketing strategies. Our sales force is responsible for client acquisition activity and for increasing use of our trading platform and information and post-trade services by our existing clients. Their goal is to train and support existing and new clients on how to use our system and to educate them as to the benefits of utilizing an electronic fixed-income trading platform. We employ various strategies, including advertising, direct marketing, promotional mailings, and participation in industry conferences and media engagement, to increase awareness of our brand and our electronic trading platform. For example, we have worked with The Wall Street Journal to establish Corporate BondTickerTM as the source of information for its daily corporate bond and high-yield tables. A similar process also exists for our Trax® post-trade business, employing both direct and indirect sales methods.

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

•

Other electronic trading platforms — There are numerous other electronic trading platforms currently in existence, including several that have only commenced, or announced an intention to launch, operations in the last twelve months. Among others, Thomson TradeWeb and Bloomberg operate- multi-dealer to institutional investor trading platforms for both fixed-income securities and derivatives. The New York Stock Exchange also offers exchange-style trading for corporate bonds. In addition, some broker-dealers and institutional investors operate proprietary electronic trading systems that enable institutional investors to trade directly with a broker-dealer, and/or with other institutional investors over an electronic medium. As we expand our business into new products, we will likely come into more direct competition with other electronic trading platforms or firms offering traditional services.

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

•

Other approved regulatory mechanisms — We compete with other approved regulatory mechanisms in Europe that have the FCA’s ARM designation and provide post-trade matching and regulatory transaction reporting services, including the London Stock Exchange’s UnaVista.

Competitors, including companies in which some of our broker-dealer clients have invested, have developed electronic trading platforms or have announced their intention to explore the development of electronic trading platforms that compete or will compete with us. Furthermore, our broker-dealer clients have made, and may in the future continue to make, investments in or enter into agreements with other businesses that directly or indirectly compete with us.

In general, we compete on the basis of a number of key factors, including:

•	broad network of broker-dealer and institutional investor clients using our electronic trading platform;
•	liquidity provided by the participating broker-dealers and, to a growing extent, by other institutional investors;
•	magnitude and frequency of price improvement;
•	enhancing the quality and speed of execution;
•	compliance benefits;
•	total transaction costs;
•	technology capabilities, including the reliability and ease of use of our electronic trading platform; and
•	range of products, protocols and services offered.

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

Furthermore, 425 of our institutional investor firms have built interfaces to enable them to communicate electronically between our platform and their order, portfolio management and accounting systems. We believe that this increases the reliance of these institutional investor firms on our services and creates significant competitive barriers to entry.

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

We have obtained U.S. federal registration of the MarketAxess® name and logo, and the same mark and logo have been registered in several foreign jurisdictions. In addition, we have obtained U.S. federal registration for the marks AutoSpotting®, FrontPage®, Actives®, DealerAxess®, Trax®, Trade ON®, LiquidityBridge® and associated designs and have a number of other registered trademarks and service marks. Corporate BondTickerTM, MarketAxess Open TradingTM and Axess 50TM are trademarks we use, but they have not been registered.

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

Regulation of the U.S. Securities Industry and Broker-Dealers

In the U.S., the SEC is the governmental agency responsible for the administration of the federal securities laws. One of our U.S. subsidiaries, MarketAxess Corporation, is registered with the SEC as a broker-dealer and an alternative trading system operator. It is also a member of FINRA, a self-regulatory organization to which most broker-dealers belong. In addition, MarketAxess Corporation is a member of the Securities Investor Protection Corporation, which provides certain protection for clients’ accounts in the event of a liquidation of a broker-dealer to the extent any such accounts are held by the broker-dealer.

Additionally, MarketAxess Corporation is registered with certain states and the District of Columbia as a broker-dealer. The individual states and the District of Columbia are responsible for the administration of their respective “blue sky” laws, rules and regulations.

In July 2010, the Dodd-Frank Act was signed into law. Among the most significant aspects of the derivatives section of the Dodd-Frank Act are mandatory clearing of swaps through regulated central clearing organizations and mandatory trading of those swaps through either regulated exchanges or SEFs, in each case, subject to certain key exceptions. In September 2013, the CFTC granted temporary registration to MarketAxess SEF Corporation, our wholly-owned U.S. subsidiary, to operate a SEF for the trading of swaps subject to the CFTC’s jurisdiction. The CFTC’s rules relating to the trading of swaps on SEFs were implemented in October 2013 and, in February 2014, certain credit derivatives became subject to the CFTC’s ‘made available for trade’ determination and were thereafter required to be executed on a SEF or designated contract market. The SEC has not yet finalized its rules for security-based SEFs, nor has it published a timetable for the finalization and implementation of such rules. No assurance can be given regarding when, whether or in what form the remaining rules regarding the new regulatory regime for the swaps marketplace will be finalized or implemented.

Various rules promulgated since the financial crisis could adversely affect our bank-affiliated broker-dealer clients’ ability to make markets in a variety of fixed-income securities, thereby negatively impacting the level of liquidity and pricing available on our trading platform. For example, the Volcker Rule promulgated under the Dodd-Frank Act bans proprietary trading by banks and their affiliates. In addition, enhanced leverage ratios applicable to large banking organizations in the U.S. and Europe require such organizations to strengthen their balance sheets and may limit their ability or willingness to make markets on our trading platform. We cannot predict the extent to which these rules or any future regulatory changes may adversely affect our business and operations.

Regulation of the Non-U.S. Securities Industries and Investment Service Providers

The securities industry and financial markets in the U.K., the EU and elsewhere are subject to extensive regulation. Our principal regulator in the U.K. is the FCA. MarketAxess Europe Limited is registered as a MTF with the FCA and Xtrakter Limited is registered as an Approved Reporting Mechanism with the FCA. Xtrakter also has “recognized status” in France, the Netherlands and Belgium in connection with the submission of transaction reports to regulators.

The securities industry in the member states of the EU is regulated by agencies in each member state. EU measures provide for the mutual recognition of regulatory agencies and of prudential supervision making possible the grant of a single authorization for providers of investment services, which, in general, is valid throughout the EU. As an FCA approved MTF, MarketAxess Europe Limited receives the benefit of this authorization.

Similar to the U.S., regulatory bodies in Europe are developing new rules for the fixed-income markets, including changes to market structure, transparency requirements for fixed-income instruments, derivatives trading and post-trade reporting obligations. In June 2014, the final texts of MiFID II and Markets in Financial Instruments Regulation (“MiFIR”) were published in the Official Journal of the European Union.  A large amount of implementation work is left to be completed and the rules of MiFID II and MiFIR will not take effect for 30 months after publication, or until January 2017. MiFID II introduces changes in market structure designed to: (i) enhance pre- and post-trade transparency for fixed income instruments with the scope of requirements calibrated for liquidity, (ii) increase and enhance post-trade reporting obligations with a requirement to submit post-trade data to Approved Reporting Mechanisms, (iii) ensure trading of certain derivatives occurs on regulated trading venues and (iv) establish a consolidated tape for trade data.  We cannot predict the extent to which any of these future regulatory changes may adversely affect our European business and operations.

Our Canadian subsidiary, MarketAxess Canada Company, is registered as an Alternative Trading System dealer under the Securities Act of Ontario and is a member of the Investment Industry Regulatory Organization of Canada.

Employees

As of December 31, 2014, we had 303 employees, 187 of whom were based in the U.S. and 116 of whom were based outside of the U.S., principally in the U.K. None of our employees is represented by a labor union. We consider our relationships with our employees to be good and have not experienced any interruptions of operations due to labor disagreements.

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

MarketAxess Holdings Inc.

299 Park Avenue

New York, NY 10171

Attn: Investor Relations

Our Board of Directors has standing Audit, Compensation, Nominating and Corporate Governance, Risk, Mergers and Acquisitions and Investment Committees. Each of these committees has a written charter approved by our Board of Directors. Our Board of Directors has also adopted a set of Corporate Governance Guidelines. Copies of the committee charters for the Audit, Compensation and Nominating and Corporate Governance Committees, along with the Corporate Governance Guidelines, are also posted on our website.

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
•

the effect of Federal Reserve Board quantitative easing, the tapering of quantitative easing, increased capital requirements for banks and other financial institutions, and other regulatory requirements and political impasses;

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

The fixed-income securities industry generally, and the electronic financial services markets in which we operate in particular, are highly competitive, and we expect competition to intensify in the future. We will continue to compete with bond trading conducted directly between broker-dealers and their institutional investor clients over the telephone or electronically. In addition, our current and prospective competitors are numerous and include:

•	other multi-dealer trading companies;
•	market data and information vendors;
•	securities and futures exchanges;
•	inter-dealer brokerage firms;
•	electronic communications networks;
•	technology, software, and information services or other companies that have existing commercial relationships with broker-dealers or institutional investors; and
•	other electronic marketplaces that are not currently in the securities business.

Many of our current and potential competitors are more established and substantially larger than we are and have substantially greater market presence, as well as greater financial, technical, marketing and other resources. These competitors may aggressively reduce their pricing to enter into, or otherwise compete in, market segments in which we provide services, potentially subsidizing any losses with profits from trading in other fixed-income or equity securities or other business operations. In addition, many of our competitors offer a wider range of services, have broader name recognition and have larger customer bases than we do. Some of them may be able to respond more quickly to new or evolving opportunities, technologies and customer requirements than we can and may be able to undertake more extensive promotional activities.

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

Our growth may also be dependent on our ability to diversify our revenue base. We currently derive approximately 53% of our revenues from secondary trading in U.S. high-grade corporate bonds. Our long-term business strategy includes expanding our service offerings and increasing our revenues from other fixed-income products and other sources. We cannot assure you that our efforts will be successful or result in increased revenues or continued profitability. We have experienced significant growth in trading volumes, revenues and profitability in recent years. We cannot assure you that our business will continue to grow at a similar rate, if at all.

Our businesses are geographically concentrated and could be significantly affected by an adverse change in the regions in which we operate.

Historically, our business operations have been substantially located in the U.S. and the U.K.  While we are expanding our businesses to new geographic areas, we are still highly concentrated in these areas.  Accordingly, our businesses are exposed to adverse regulatory and competitive changes, economic downturns and changes in political conditions in these two countries. Moreover, due to the concentration of our operations in these areas, such operations are less diversified and, accordingly, are subject to greater regional risks than those of some of our competitors. If we are unable to identify and successfully manage or mitigate these risks, our businesses, financial condition, results of operations and prospects could be materially adversely affected.

Because we operate in a rapidly evolving industry, it is difficult to evaluate our business and prospects.

We face risks and difficulties frequently experienced by companies operating in rapidly evolving industries, such as the electronic financial services industry. These risks and difficulties include, but are not limited to, our ability to:

•	attract and retain broker-dealers and institutional investors on our platform on a cost-effective basis;
•	expand and enhance reliable and cost-effective product and service offerings to our clients;
•

respond effectively to the loss of any of our significant broker-dealer or institutional investor clients, including due to merger, consolidation, bankruptcy, liquidation or other cause (including, among other things, the collection of any amounts due from such clients);

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

We may enter into new fee plans, the impact of which may be difficult to evaluate; past trends in commissions are not necessarily indicative of future commissions.

From time to time, we may introduce new fee plans for the U.S. high-grade corporate bond and other market segments in which we operate. Any new fee plan may include different fee structures or provide volume incentives. We cannot assure you that any new fee plans will result in an increase in the volume of transactions executed over our platform or that our revenues will increase as a result of the implementation of any such fee plans. It is possible that our broker-dealer or institutional investor clients could respond to a new fee plan by either reducing the amount of their business conducted on our platform or terminating their contractual relationship with us, which could have an adverse impact on our fees and otherwise have a material adverse effect on our business, financial condition and results of operations.

In addition, our U.S. high-grade transaction fee is generally designated in basis points in yield and, as a result, is subject to fluctuation depending on the duration of the bond traded. We anticipate that average U.S. high-grade fees per million may vary in the future due to changes in yield, years-to-maturity and nominal size of bonds traded on our platform. Consequently, past trends in commissions are not necessarily indicative of future commissions.

We are exposed to risks resulting from non-performance by counterparties to certain transactions in which we act as a matched principal intermediary.

We execute certain bond transactions between and among institutional investor and broker-dealer clients on a matched principal basis by serving as counterparty to both the buyer and the seller in trades which are then settled through a third-party clearing broker. Settlement typically occurs within one to three trading days after the trade date. Cash settlement of the transaction occurs upon receipt or delivery of the underlying instrument that was traded.

We are exposed to credit risk in our role as trading counterparty to our clients executing bond trades on our platform. We are exposed to the risk that third parties that owe us money, securities or other assets will not perform their obligations. These parties may default on their obligations to us due to bankruptcy, lack of liquidity, operational failure or other reasons. Adverse movements in the prices of securities that are the subject of these transactions can increase our risk. Where the unmatched position or failure to deliver is prolonged there may also be financing costs or regulatory capital charges required to be taken by us. In connection with Open

Trading™ or other anonymous protocols, we expect that the number of transactions in which we act as a matched principal will increase.

In the process of executing matched principal transactions, miscommunications and other errors by our clients can arise whereby one of the counterparties to the transaction rejects the trade or otherwise refuses to settle their side of the transaction on the terms recorded by our platform. These unsettled or rejected trades are referred to as “out trades,” and they create a potential liability for our subsidiary involved in the trade. If an error is promptly discovered and alleged by a client and there is a prompt cancellation of the trade or disposition of the unmatched position by us or the other party to the trade, the risk to us is usually limited. If the discovery of an error by a client is delayed, the risk is heightened by the increased possibility of intervening movements in the price of the applicable security prior to disposition. Although out trades usually become known at the time of, or later on the day of, the trade, it is possible that they may not be discovered until later in the settlement process. Although our error policies and procedures are intended to limit our liability in the event of an out trade, the occurrence of out trades generally rises with increases in the volatility of the market and, depending on their cause, number and amount, such out trades have the potential to have a material adverse effect on our financial condition and results of operations.

We have policies and procedures in place to identify and manage our credit risk.  In connection with the recent growth of our Open Trading™ protocols, we are also developing additional automated controls to help us manage our credit risk exposure.  There can be no assurance that the policies, procedures and automated controls we use to manage this credit risk will effectively mitigate our credit risk exposure. Some of our risk management procedures are reliant upon the evaluation of information regarding the fixed- income markets, our clients or other relevant matters that are publicly available or otherwise acquired from third party sources. Such information may not be accurate, complete, up-to-date or properly assessed and interpreted by us. If our risk management procedures fail, our business, financial condition and results of operations may be adversely affected. Furthermore, our insurance policies are unlikely to provide coverage for such risks.

We are dependent on our broker-dealer clients, who are not restricted from using their own proprietary or third-party platforms to transact with our institutional investor clients.

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

In addition, there has been significant consolidation among firms in the banking and financial services industries over the past several years. Moreover, some of our large broker-dealer clients have announced plans to reduce their sales and trading businesses in fixed-income. Further consolidation, instability, and layoffs in the financial services industry could result in a smaller client base and heightened competition, which may lower volumes.

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

We rely on our institutional investor clients to launch inquiries over our trading platform. A limited number of such clients can account for a significant portion of our trading volume. One institutional investor client accounted for approximately 14.0%, 12.5%, and 13.5% of trading volumes during the years ended December 31, 2014, 2013 and 2012, respectively. As of December 31, 2014, investment funds managed by this institutional investor client beneficially owned approximately 9% of the outstanding shares of our common stock, primarily through passive index and ETF funds.

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

Our revenues and operating results may fluctuate due to a number of factors, including:

•	the unpredictability of the financial services industry;
•	difficulty in quickly adjusting our expense base if revenues fall short of expectations;
•	our ability to retain existing broker-dealer and institutional investor clients and attract new broker-dealer and institutional investor clients;
•	our ability to drive an increase in use of our electronic trading platform by new and existing broker-dealer and institutional investor clients;
•	changes in our pricing policies;
•	the introduction of new features on our electronic trading platform;
•	the effectiveness of our sales force;
•	new product and service introductions by our competitors;
•	fluctuations in overall market trading volume;
•	technical difficulties or interruptions in our service;
•	general economic conditions in our geographic markets;
•	additional investment in our services or operations; and
•	new regulations that limit or affect how our electronic trading platform can operate or which increase our regulatory compliance costs.

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

We rely on a number of third parties to supply elements of our trading, information and other systems, as well as computers and other equipment, and related support and maintenance. We cannot assure you that any of these providers will be willing and able to continue to provide these services in an efficient, cost-effective manner, if at all, or that they will be able to adequately expand their services to meet our needs. If we are unable to make alternative arrangements for the supply of critical products or services in the event of a malfunction of a product or an interruption in or the cessation of service by an existing service provider, our business, financial condition and results of operations could be materially adversely affected.

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

It is also a risk that we will not have sufficient personnel to properly respond to all such system problems. We internally support and maintain many of our computer systems and networks, including those underlying our electronic trading platform. Our failure to monitor or maintain these systems and networks or, if necessary, to find a replacement for this technology in a timely and cost-effective manner would have a material adverse effect on our business, financial condition and results of operations.

Our systems and those of our third-party service providers may be vulnerable to cybersecurity risks. If our security measures are breached and unauthorized access is obtained to our electronic trading platform, our business could suffer a material adverse effect.

Our electronic trading platform involves the processing, storage and transmission of a very large number of transactions and data (including confidential client information). The secure storage and transmission of confidential information over public networks is a critical element of our operations. Cyber attacks on our systems or the systems of our third-party service providers could expose us to a risk of misappropriation of this information, leading to litigation and possible liability. Despite the defensive measures we have taken, these threats may come from external factors such as governments, organized crime, hackers, and other third parties such as outsource or infrastructure-support providers and application developers, or may originate internally from an employee or service provider to whom we have granted access to our computer systems. If our security measures are breached as a result of third-party action, employee error, malfeasance or otherwise, and, as a result, someone obtains unauthorized access to trading or other confidential information, our reputation could be damaged, our business would suffer and we could incur material liability. Any such breach could compromise our networks and the information stored there could be accessed, publicly disclosed, lost or stolen. Because techniques used to obtain unauthorized access or to sabotage computer systems change frequently and generally are not recognized until launched against a target, we may be unable to anticipate these techniques or to implement adequate preventive measures.

There have been an increasing number of malicious cyber incidents in recent years in various industries, including ours. Any such cyber incident involving our computer systems and networks, or those of third parties important to our businesses, could have a material adverse effect on our business, financial condition and results of operations. A cyber attack or security breach on our system or that of a third-party service provider could manifest in different ways and could lead to any number of harmful consequences, including but not limited to:

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

Intellectual property is critical to our success and ability to compete, and if we fail to protect our intellectual property rights adequately, our competitors might gain access to our technology. We rely primarily on a combination of patent, copyright, trademark and trade secret laws in the United States and other jurisdictions, as well as license agreements, third-party non-disclosure and other agreements and other contractual provisions and technical measures to protect our intellectual property rights. We attempt to negotiate beneficial intellectual property ownership provisions in our contracts and also require employees, consultants, advisors and collaborators to enter into confidentiality agreements in order to protect the confidentiality of our proprietary information. We have been issued 13 patents and have filed other patent applications covering aspects of our technology and/or business, but can give no assurances that any such patents will protect our business and processes from competition or that any patents applied for in the future will be issued. Additionally, laws and our contractual terms may not be sufficient to protect our technology from use or theft by third parties. For instance, a third party might reverse engineer or otherwise obtain and use our technology without our permission and without our knowledge, thereby infringing our rights and allowing competitors to duplicate or replicate our products. Furthermore, we cannot assure you that these protections will be adequate to prevent our competitors from independently developing technologies that are substantially equivalent or superior to our technology.

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

We have in the past and may in the future acquire or invest in companies, products or technologies that we believe are strategic. For example, we acquired Xtrakter in February 2013. We may not be able to identify, negotiate or finance any future acquisition or investment successfully. Even if we do succeed in acquiring or investing in a business, product or technology, such acquisitions and investments, including the Xtrakter acquisition, may involve a number of risks, including:

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

•	our ongoing business and management’s attention may be disrupted or diverted by transition or integration issues and the complexity of managing geographically or culturally diverse enterprises;
•	entry into markets in which we have limited experience and where competitors hold stronger market positions;
•	potential failure of the due diligence processes to identify significant problems, liabilities or other challenges of an acquired company or product; and
•

exposure to litigation or other claims in connection with, or inheritance of claims or litigation risk as a result of, an acquisition, including but not limited to, claims from terminated employees, customers, former stockholders or other third parties.

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

Our investments in expanding our information and post-trade services businesses may not produce substantial revenue or profit.

With respect to our information and post-trade services businesses, we may incur substantial development, sales and marketing expenses and expend significant management effort to create a new product or service. Even after incurring these costs, we ultimately may not sell any or sell only small amounts of these products or services. Consequently, if revenue does not increase in a timely fashion as a result of these expansion and development initiatives, the up-front costs associated with them may exceed the related revenue and reduce our working capital and income.

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

The market for qualified personnel is increasingly competitive as the financial industry continues to recover from, and evolve following, the financial crisis and as electronic commerce continues to experience strong growth. Many of the companies with which we compete for experienced personnel have greater resources than we have and are longer established in the marketplace. In addition, in making employment decisions, particularly in the Internet, high-technology and financial services industries, job candidates often consider the total compensation package offered, including the value of the stock-based compensation they are to receive in connection with their employment. Significant volatility in the price of our common stock may adversely affect our ability to attract or retain key employees. The expensing of stock-based compensation may discourage us from granting the size or type of stock-based compensation that job candidates may require to join our company.

We cannot assure you that we will be successful in our efforts to recruit and retain the required personnel. The failure to attract new personnel or to retain and motivate our current personnel may have a material adverse effect on our business, financial condition and results of operations.

We operate in a highly regulated industry and we may face restrictions with respect to the way we conduct certain of our operations.

Our business is subject to increasingly extensive governmental and other regulations.  These regulations are designed to protect public interests generally rather than the interests of our stockholders. The SEC, FINRA, the CFTC and other agencies extensively regulate the United States financial services industry, including most of our operations in the United States. Much of our international operations are subject to similar regulations in their respective jurisdictions, including regulations overseen by the FCA in the United Kingdom, the Monetary Authority of Singapore, the Investment Industry Regulatory Organization of Canada and provincial regulators in Canada, the Securities and Exchange Commission and Central Bank in Brazil, and the Swiss Financial Market Supervisory Authority in Switzerland.  In addition, Xtrakter is registered as an ARM with the FCA and has “recognized status” in France, the Netherlands and Belgium in connection with the submission of transaction reports to regulators.

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

MarketAxess Corporation and MarketAxess Europe Limited are subject to U.S. and U.K. regulations as a registered broker-dealer and as a MTF, respectively, which prohibit repayment of borrowings from the Company or affiliates, paying cash dividends, making loans to the Company or affiliates or otherwise entering into transactions that result in a significant reduction in regulatory net capital or financial resources, without prior notification to or approval from such subsidiary’s principal regulator. MarketAxess SEF Corporation has received temporary registration from the CFTC to operate a SEF and is required, among other things, to maintain sufficient financial resources to cover operating costs for at least one year.

Our authority to operate as a broker-dealer in a jurisdiction is dependent on continued registration or authorization in that jurisdiction or the maintenance of a proper exemption from such registration or authorization. Our ability to comply with all applicable laws and rules is largely dependent on our compliance, credit approval, audit and reporting systems and procedures, as well as our ability to attract and retain qualified compliance, credit approval, audit and risk management personnel. Our systems and procedures may not be sufficiently effective to prevent a violation of all applicable rules and regulations. In addition, the growth and expansion of our business may create additional strain on our compliance systems, procedures and personnel and has resulted, and we expect will continue to result, in increased costs to maintain and improve these systems.

In addition, because our industry is heavily regulated, regulatory approval may be required in order to continue or expand our business activities and we may not be able to obtain the necessary regulatory approvals on a timely basis, if at all. Even if approvals are obtained, they may impose restrictions on our business or we may not be able to continue to comply with the terms of the approvals or applicable regulations. The implementation of unfavorable regulations or unfavorable interpretations of existing regulations by courts or regulatory bodies could require us to incur significant compliance costs or cause the development or continuation of business activities in affected markets to become impractical. For a further description of the regulations which may limit our activities, see “Item 1—Business—Government Regulation.”

Some of our subsidiaries are subject to regulations regarding changes in control of their ownership. These regulations generally provide that regulatory approval must be obtained in connection with any transaction resulting in a change in control of the subsidiary, which may include changes in control of MarketAxess. As a result of these regulations, our future efforts to sell shares or raise additional capital may be delayed or prohibited in circumstances in which such a transaction would give rise to a change in control as defined by the applicable regulatory body.

Our business and the trading businesses of many of our clients are subject to increasingly extensive government and other regulation, which may affect our trading volumes and increase our cost of doing business.

The financial services industry, in general, is heavily regulated. Proposals for legislation further regulating the financial services industry are continually being introduced in the United States Congress, in state legislatures and by foreign governments. The government agencies that regulate us continuously review legislative and regulatory initiatives, may adopt new or revised laws and regulations and have broad powers to investigate and enforce compliance and punish noncompliance with their rules, regulations and industry standards of practice. In light of recent conditions in the global financial markets and economy, regulators have increased their focus on the regulation of the financial services industry. We are unable to predict which of these proposals will be implemented or in what form, or whether any additional or similar changes to statutes or regulations, including the interpretation or implementation thereof, will occur in the future. Any such action could affect us in substantial and unpredictable ways and could have an adverse effect on our business, financial condition and results of operations.

Our business and that of our clients are also affected by the policies adopted by the Federal Reserve and international central banking authorities, which may affect the credit quality of our customers or increase the cost for our customers to trade the instruments on our platform. In addition, such changes in monetary policy may directly impact our cost of funds for capital raising and investment activities and may impact the value of financial instruments we hold. Changes in domestic and international monetary policy are beyond our control and are difficult to predict.

In addition, following the global financial crisis and other recent events in the financial industry, governments and regulators in both the United States and Europe have called for increased regulation and transparency in the OTC markets. As a result, the Dodd-Frank Act was signed into law in 2010. Among the most significant aspects of the derivatives section of the Dodd-Frank Act are mandatory clearing of swaps through regulated central clearing organizations and mandatory trading of those swaps through either regulated exchanges or SEFs, in each case, subject to certain key exceptions. MarketAxess SEF Corporation has received temporary registration from the CFTC to operate a SEF for credit derivative indices and options, and we currently anticipate that we will register with the SEC and operate a security-based SEF when the SEC finalizes the rules that will govern the execution of single-name credit derivatives. No assurance can be given regarding when, whether or in what form the remaining rules regarding the new regulatory regime for the swaps marketplace will be finalized or implemented or whether we will be able to operate a SEF or security-based SEF that can successfully compete for the credit derivative execution business of our clients. In addition, we have incurred significant costs to comply with the new regulatory requirements of the Dodd-Frank Act and we cannot assure you that the additional costs associated with the registration and operation of a SEF and security-based SEF will not exceed our expected revenues or that our financial condition and results of operations will not be adversely affected.

Similar to the U.S., regulatory bodies in Europe are developing new rules for the fixed-income markets. In June 2014, the final texts of MiFID II and MiFIR were published in the Official Journal of the European Union.  A large amount of implementation work is left to be completed and the rules of MiFID II and MiFIR will not take effect for 30 months after publication, or until January 2017. MiFID II introduces changes in market structure designed: (i) to enhance pre- and post-trade transparency for fixed income instruments with the scope of requirements calibrated for liquidity, (ii) increase and enhance post-trade reporting obligations with a requirement to submit post-trade data to ARMs, (iii) ensure trading of certain derivatives occurs on regulated trading venues and (iv) establish a consolidated tape for trade data.  While the broad framework of MiFID II is known, we believe that it is too early for there to be clarity on the specific aspects of the proposals which may directly impact our businesses, such as the new transparency regime for fixed-income instruments, as some rules and technical advice have not yet been finalized. The final rules may have an adverse effect on our operations or our ability to provide our electronic trading platform in a manner that can successfully compete against other types of regulated and non-regulated venues for the fixed-income trading needs of our clients. In addition, MiFID II is expected to increase the regulatory obligations and costs of our post-trade reporting and matching businesses. We cannot predict the extent to which any of these new regulations or future regulatory changes will impact our European business and operations, but they may have an adverse effect on our business, financial condition and results of operations.

Any changes in laws or regulations or in governmental policies could have a material adverse effect on our business, financial condition and results of operations. Our industry has been and is subject to continuous regulatory changes and may become subject to new regulations or changes in the interpretation or enforcement of existing regulations, which could require us to incur significant compliance costs or cause the development and growth of impacted markets to become impractical. For example, the Volcker Rule section of the Dodd-Frank Act bans proprietary trading by banks and their affiliates, which could adversely affect our bank-affiliated broker-dealer clients’ ability to make markets in a variety of fixed-income securities, thereby negatively impacting the level of liquidity and pricing available on our trading platform. Other regulatory initiatives include Basel III, a global regulatory standard on bank capital adequacy designed to strengthen bank capital requirements and liquidity in most of the world’s major economies by 2019. The implementation of these rules could restrict the ability of our large bank and broker-dealer customers to raise additional capital and liquidity. As a result, their businesses could be adversely affected, which might cause them to trade less on our platform. In addition, as we expand our business into new markets, it is likely that we will be subject to additional laws, rules and regulations. We cannot predict the extent to which any future regulatory changes may adversely affect our business and operations.

Our disclosed trading system has not been subjected to regulation as an alternative trading system under Regulation ATS. A determination by the SEC to treat our trading platform as an alternative trading system subject to Regulation ATS would subject us to additional reporting obligations and other limitations on the conduct of our business, many of which could be material. Currently, our central limit order book trading service for single-name credit derivatives and our Mid-X matching service for corporate bonds are regulated as alternative trading systems subject to Regulation ATS.

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

In addition, we must comply with the laws, regulations and registration rules of the FCA in the U.K. and foreign governments and regulatory bodies for each country in which we conduct business. Similar to the U.S., regulatory bodies in Europe have approved the final texts of MiFID II and MiFIR, which will enter into effect in January 2017. We cannot predict the extent to which any of these new regulations or future regulatory changes may impact our European business and operations, but they may have an adverse effect on our business, financial condition and results of operations.

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

Extensive regulation of our businesses results in ongoing exposure to potential significant costs and penalties.

Our businesses are subject to regulation by governmental and self-regulatory organizations in the jurisdictions in which we operate around the world. Many of these regulators, including U.S. and non-U.S. government agencies and self-regulatory organizations, as well as state securities commissions in the U.S., are empowered to bring enforcement actions and to conduct administrative proceedings and examinations, inspections, and investigations, which may result in costs, penalties, fines, enhanced oversight, additional requirements, restrictions, or limitations, and censure, suspension, or expulsion. Self-regulatory organizations such as FINRA and the National Futures Association (“NFA”), along with statutory bodies such as the SEC, the CFTC, FINRA, and the FCA, and other international regulators, require strict compliance with their rules and regulations.

Firms in the financial services industry have experienced increased scrutiny in recent years, and penalties, fines and other sanctions sought by regulatory authorities, including the SEC, the CFTC, FINRA, the NFA, state securities commissions and state attorneys general in the U.S., and the FCA in the U.K. and other international regulators, have increased accordingly. This trend toward a heightened regulatory and enforcement environment can be expected to continue for the foreseeable future, and this environment may create uncertainty. Accordingly, we face the risk of regulatory intervention, investigations and proceedings, any of which could involve extensive scrutiny of our activities and result in significant fines and liability. Any of these developments would require significant time and financial resources and could adversely affect our reputation, financial condition and operating results.

We cannot assure you that our compliance and risk management methods will be effective and our financial condition and results of operations may be materially and adversely affected if they fail.

To manage the risks inherent in our business, we must maintain effective policies, procedures and systems that enable us to identify, monitor and control our exposure to financial, legal, regulatory, operational and market risks. Our risk-management methods are based on internally developed controls, observed historical market behavior and what we believe to be industry practices. Our risk-management methods may prove to be ineffective because of their design, their implementation or the lack of adequate, accurate or timely information. Our risk management methods may also fail to identify a risk or understand a risk that might result in losses. If our risk-management policies and efforts are ineffective, we could suffer losses that could have a material adverse effect on our financial condition and operating results.

We must rely upon our analysis of information regarding markets, personnel, clients or other matters that is publicly available or otherwise accessible to us. That information may not in all cases be accurate, complete, up-to-date or properly analyzed. Furthermore, we rely on a combination of technical and human controls and supervision that are subject to error and potential failure, the challenges of which are exacerbated by the 24-hour-a-day, global nature of our business.

Our success in complying with complex and changing laws and navigating risks in various jurisdictions and markets depends on our maintenance of compliance, auditing and reporting systems and risk management procedures, as well as our ability to recruit and retain qualified compliance and risk management personnel. While we have developed policies and procedures to identify, monitor and manage our legal, regulatory, operational and market risks, we cannot assure you that our systems will always be effective in monitoring or evaluating the risks to which we are exposed.

Our growth initiatives may place significant strain on management and other resources.

We have significantly expanded our business activities and operations over the last several years. Continued growth, both domestic and international, will require further investment in management and new personnel, infrastructure and compliance systems. The expansion of our international operations involves risks that may have an adverse effect on our business and operations, such as the challenge of effectively managing and staffing our international operations, complying with increased and varied regulatory requirements and entering new markets. In particular, we may not be successful in implementing all of the necessary processes to support and manage the Xtrakter acquisition. For a detailed discussion of the risks associated with our acquisition of Xtrakter, see the Risk Factor captioned “If we acquire or invest in other businesses, products or technologies, we may be unable to integrate them with our business, our financial performance may be impaired or we may not realize the anticipated financial and strategic goals for any such transactions.”

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

The growth of our Open Trading™ protocols, in particular, is dependent on the willingness of our customers and counterparties to engage in transactions with us and any perceived issues with our capital levels or access to funding could have a material adverse effect on business. In addition, our liquidity could be impaired due to circumstances that we may be unable to control, such as a general market disruption or an operational problem that affects our trading customers or counterparties, other third parties or us.

All or part of any debt financing would likely be pursuant to the terms of our credit agreement with JPMorgan Chase & Co., which includes restrictive covenants with respect to dividends, issuances of additional capital and other financial and operational matters related to our business. For a detailed discussion of the risks associated with our credit agreement, see the Risk Factor captioned “Our credit agreement contains restrictive and financial covenants that could limit our operating flexibility, and we may incur additional debt in the future that may include similar or additional restrictions.”

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

We are party to a credit agreement with JPMorgan Chase & Co. that provides for revolving loans and letters of credit up to an aggregate of $50.0 million. Subject to satisfaction of certain specified conditions, we are permitted to upsize the credit agreement by an additional $50.0 million. Our credit agreement contains certain covenants that, among other things, restrict our ability to take certain actions, even if we believe them to be in our best interests. These covenants restrict or prohibit, among other things, our ability to:

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

The success of our business plan depends in part on our ability to create an electronic trading platform for a wide range of fixed-income products and trade sizes. Historically, fixed-income securities markets operated through telephone communications between institutional investors and broker-dealers. The utilization of our products and services depends on the acceptance, adoption and growth of electronic means of trading securities, including for larger size trades. We cannot assure you that the growth and acceptance of electronic means of trading securities will continue.

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

Provisions of Delaware law may also inhibit potential acquisition bids for us or prevent us from engaging in business combinations. In addition, we have a severance agreement with one employee and a change of control severance plan that could require an acquirer to pay a higher price. Either collectively or individually, these provisions may prevent holders of our common stock from benefiting from what they may believe are the positive aspects of acquisitions and takeovers, including the potential realization of a higher rate of return on their investment from these types of transactions.

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

Based on currently available information, the outcome of our outstanding matters is not expected to have a material adverse impact on our financial position. It is not presently possible to determine our ultimate exposure to these matters and there is no assurance that the resolution of the outstanding matters will not significantly exceed any reserves accrued by us.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Price Range

Our common stock trades on the NASDAQ Global Select Market under the symbol “MKTX”. The range of closing price information for our common stock, as reported by NASDAQ, was as follows:

2014:	High	Low
January 1, 2014 to March 31, 2014	$67.16	$57.99
April 1, 2014 to June 30, 2014	$59.65	$50.30
July 1, 2014 to September 30, 2014	$62.05	$47.50
October 1, 2014 to December 31, 2014	$73.25	$61.15

2013:	High	Low
January 1, 2013 to March 31, 2013	$41.85	$34.79
April 1, 2013 to June 30, 2013	$47.80	$37.09
July 1, 2013 to September 30, 2013	$61.47	$47.59
October 1, 2013 to December 31, 2013	$70.60	$61.34

On February 20, 2015, the last reported closing price of our common stock on the NASDAQ Global Select Market was $78.97.

Holders

There were 28 holders of record of our common stock as of February 20, 2015.

Dividend Policy

During 2014, 2013 and 2012, we paid quarterly cash dividends of $0.16 per share, $0.13 per share and $0.11 per share, respectively. On December 27, 2012, we paid a special cash dividend of $1.30 per share. In January 2015, our Board of Directors approved a quarterly cash dividend of $0.20 per share payable on February 26, 2015 to stockholders of record as of the close of business on February 12, 2015. Any future declaration and payment of dividends will be at the sole discretion of our Board of Directors. The Board of Directors may take into account such matters as general business conditions, our financial results, capital requirements, contractual obligations, legal and regulatory restrictions on the payment of dividends to our stockholders or by our subsidiaries to their respective parent entities, and such other factors as the Board of Directors may deem relevant.

Recent Sales of Unregistered Securities

None.

Securities Authorized for Issuance Under Equity Compensation Plans

Please see the section entitled “Equity Compensation Plan Information” in Item 12.

Issuer Purchases of Equity Securities

During the quarter ended December 31, 2014, we repurchased the following shares of common stock:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans and Programs	Dollar Value of Shares That May Yet Be Purchased Under the Plans and Programs
				(In thousands)
October 1, 2014 -- October 31, 2014	69,000	$62.51	69,000	$70,244
November 1, 2014 -- November 30, 2014	57,000	64.60	57,000	66,562
December 1, 2014 -- December 31, 2014	66,000	68.73	66,000	62,026
	192,000	$65.27	192,000

In January 2014, our Board of Directors authorized a share repurchase program for up to $35.0 million of the Company’s common stock. In July 2014, our Board of Directors increased the authorization under the share repurchase program by an additional $65.0 million of our Company’s common stock. The share repurchase program will expire on December 31, 2015. For the year ended December 31, 2014, we repurchased 646,185 shares of common stock at a cost of $38.0 million. Shares repurchased under the program will be held in treasury for future use.

STOCK PERFORMANCE GRAPH

The following graph shows a comparison from December 31, 2009 through December 31, 2014 of the cumulative total return for (i) our common stock, (ii) the NASDAQ Composite Index and (iii) the Dow Jones US Financial Services Index. The performance graph and related information shall not be deemed “soliciting material” or to be “filed” with the SEC, nor shall such information be incorporated by reference into any future filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, each as amended, except to the extent that the Company specifically incorporates it by reference into such filing.

The figures in this graph assume an initial investment of $100 in our common stock and in each index on December 31, 2009, and that all quarterly dividends were reinvested. The returns illustrated below are based on historical results during the period indicated and should not be considered indicative of future stockholder returns.

Total Return Performance
MarketAxess Holdings Inc.
NASDAQ Composite
Dow Jones US financial Services index
Index Value
600
500
400
300
200
100
0
12/31/09
12/31/10
12/31/11
12/31/12
12/31/13
12/31/14

Item 6. Selected Financial Data.

The selected statements of operations data for each of the years ended December 31, 2014, 2013 and 2012 and the selected balance sheet data as of December 31, 2014 and 2013 have been derived from our audited financial statements included elsewhere in this Annual Report on Form 10-K. The selected statements of operations data for the years ended December 31, 2011 and 2010, and the balance sheet data as of December 31, 2012, 2011 and 2010 have been derived from our audited financial statements not included in this Annual Report on Form 10-K.

	Year Ended December 31,
	2014	2013	2012	2011	2010
Statements of Operations Data:	(In thousands, except per share amounts)
Revenues
Commissions (1)	$221,138	$203,652	$174,199	$155,444	$122,180
Information and post-trade services (2)	31,510	25,377	7,435	7,199	6,681
Technology products and services	6,874	6,331	4,988	5,085	3,430
Investment income	543	420	1,057	1,228	1,190
Other (3)	2,709	2,953	3,161	2,918	2,527
Total revenues	262,774	238,733	190,840	171,874	136,008

Expenses
Employee compensation and benefits	74,995	64,406	54,678	52,443	50,535
Depreciation and amortization	17,379	14,123	6,758	5,206	4,694
Technology and communications	17,685	16,037	12,523	10,619	9,641
Professional and consulting fees	14,375	18,220	12,150	9,006	7,653
Occupancy	4,381	5,173	2,446	2,337	2,406
Marketing and advertising	5,769	4,632	5,169	4,491	2,762
General and administrative	9,654	8,862	7,746	6,322	6,653
Total expenses	144,238	131,453	101,470	90,424	84,344
Income before income taxes from continuing operations	118,536	107,280	89,370	81,450	51,664
Provision for income taxes (4)	43,730	38,717	27,586	32,003	19,791
Net income from continuing operations	74,806	68,563	61,784	49,447	31,873
Income (loss) from discontinued operations, net of income taxes (5)	—	7,453	(1,715)	(1,743)	(445)
Net income	$74,806	$76,016	$60,069	$47,704	$31,428

Basic earnings per common share
Income from continuing operations	$2.03	$1.86	$1.69	$1.34	$0.96
Income (loss) from discontinued operations	—	0.20	(0.04)	(0.05)	(0.01)
Net income per common share	$2.03	$2.06	$1.65	$1.29	$0.95

Diluted earnings per common share
Income from continuing operations	$1.97	$1.81	$1.64	$1.25	$0.81
Income (loss) from discontinued operations	—	0.20	(0.05)	(0.05)	(0.01)
Net income per common share	$1.97	$2.01	$1.59	$1.20	$0.80

Cash dividends per share	$0.64	$0.52	$1.74	$0.36	$0.28

Weighted average number of shares of common stock outstanding:
Basic	36,930	36,886	36,516	37,006	33,159
Diluted	37,889	37,888	37,816	39,608	39,051

	As of December 31,
	2014	2013	2012	2011	2010
Balance Sheet Data:	(In thousands)
Cash and cash equivalents and securities available-for-sale	$233,787	$200,433	$180,116	$247,730	$197,546
Working capital (6)	227,743	200,183	180,650	253,907	191,482
Total assets	379,884	353,910	279,841	349,458	299,521

(1)

Commissions include monthly distribution fees and commissions from the trading of U.S. high-grade bonds, emerging markets bonds, crossover and high-yield bonds, Eurobonds, U.S. agency bonds and credit derivatives.

(2)

Information and post-trade services revenue includes information services provided to our broker-dealer clients, institutional investor clients and data-only subscribers. It also includes revenue from trade matching and regulatory transaction reporting services through Xtrakter, which was acquired in February 2013.

(3)	Other revenues consist primarily of telecommunications line charges to broker-dealer clients, initial set-up fees and other miscellaneous revenues.
(4)	In 2012, we recorded a favorable income tax adjustment of $6.7 million, or $0.18 per share, relating to certain previously unrecognized tax benefits.
(5)	In October 2013, we sold Greenline Financial Technologies, Inc. for $11.0 million and recognized a gain on the sale, net of a tax benefit, of $7.6 million.
(6)

Working capital is defined as current assets minus current liabilities. Current assets consist of cash and cash equivalents, securities available-for-sale, accounts receivable and prepaid and other expenses (excludes cash provided as collateral). Current liabilities consist of accrued employee compensation, income and other tax liabilities, deferred revenue, and accounts payable, accrued expenses and other liabilities.

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

Executive Overview

MarketAxess operates a leading electronic trading platform that enables fixed-income market participants to efficiently trade corporate bonds and other types of fixed-income instruments using our patented trading technology. Our over 1,000 active participant firms include broker-dealer clients, investment advisers, mutual funds, insurance companies, public and private pension funds, bank portfolios and hedge funds. Our approximately 90 broker-dealer market-maker clients provide liquidity on the platform and include most of the leading broker-dealers in global fixed-income trading. We also execute certain bond transactions between and among institutional investor and broker-dealer clients on a matched principal (often called “riskless principal”) basis by serving as counterparty to both the buyer and the seller in trades which then settle through a third-party clearing broker. We provide fixed-income market data, analytics and compliance tools that help our clients make trading decisions. We also provide trade matching and regulatory transaction reporting services to the securities markets. In addition, we provide technology solutions and professional consulting services to fixed-income industry participants.

Our multi-dealer trading platform allows our institutional investor clients to simultaneously request competing, executable bids or offers from our broker-dealer clients and execute trades with the broker-dealer of their choice from among those that choose to respond. We offer our broker-dealer clients a solution that enables them to efficiently reach our institutional investor clients for the distribution and trading of bonds. Our trading platform provides access to global liquidity in U.S. high-grade corporate bonds, emerging markets and high-yield bonds, European bonds, U.S. agency bonds, credit derivatives and other fixed-income securities.

Through our Open TradingTM initiative, we have designed a series of protocols to allow our broker-dealers and institutional investor clients to interact in an all-to-all trading environment.  These innovative technology solutions are designed to increase the number of potential trading counterparties on our electronic trading platform and create a menu of solutions to address different trade sizes and bond liquidity characteristics.

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

•

to leverage our existing client network and technology to increase the number of potential counterparties and improve liquidity by developing and deploying a wide range of electronic trading protocols to complement our traditional request-for-quote model and allowing broker-dealers and institutional investors to interact in an all-to-all trading environment;

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

•

to add new content and analytical capabilities to Corporate BondTicker™ and expand the data service offering provided by Xtrakter Limited (“Xtrakter”) to improve the value of the information we provide to our clients; and

•

to continue to increase and supplement our internal growth by entering into strategic alliances, or acquiring businesses or technologies that will enable us to enter new markets, provide new products or services, or otherwise enhance the value of our platform to our clients. For example, the acquisition of Xtrakter in February 2013 provided us with an expanded set of technology solutions ahead of incoming pre- and post-trade transparency mandates from the Markets in Financial

Instruments Directive II (“MIFID II”) in Europe. In April 2013, we entered into a strategic alliance with BlackRock, Inc. (“Blackrock”) to create a unified, open trading solution designed to help reduce liquidity fragmentation and improve pricing across U.S. cash credit markets.  In January 2015, we expanded this alliance with BlackRock to include European cash credit markets.

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

Following the global financial crisis and other recent events in the financial industry, governments and regulators in both the United States and Europe have called for increased regulation and transparency in the over-the-counter markets. As a result, the Dodd-Frank Act was signed into law in July 2010. Among the most significant aspects of the derivatives section of the Dodd-Frank Act are mandatory clearing of many credit derivative instruments through regulated central clearing organizations and mandatory trading of those instruments through either regulated exchanges or swap execution facilities (“SEFs”), in each case, subject to certain key exceptions. In September 2013, the U.S. Commodity Futures Trading Commission (“CFTC”) granted temporary registration to MarketAxess SEF Corporation, our wholly-owned U.S. subsidiary, to operate a SEF for the trading of swaps subject to the CFTC’s jurisdiction. The CFTC’s rules relating to the trading of swaps on SEFs were implemented in October 2013 and, in February 2014, certain credit derivatives became subject to the CFTC’s ‘made available for trade’ determination and were thereafter required to be executed on a SEF or designated contract market. The Securities and Exchange Commission (“SEC”) has not yet finalized its rules for security-based SEFs, nor has it published a timetable for the finalization and implementation of such rules. No assurance can be given regarding when, whether or in what form the remaining rules regarding the new regulatory regime for the swaps marketplace will be finalized or implemented.

Various rules promulgated since the financial crisis could adversely affect our bank-affiliated broker-dealer clients’ ability to make markets in a variety of fixed-income securities, thereby negatively impacting the level of liquidity and pricing available on our trading platform. For example, the Volcker Rule promulgated under the Dodd-Frank Act bans proprietary trading by banks and their affiliates. In addition, enhanced leverage ratios applicable to large banking organizations in the U.S. and Europe require such organizations to strengthen their balance sheets and may limit their ability or willingness to make markets on our trading platform. We cannot predict the extent to which these rules or any future regulatory changes may adversely affect our business and operations.

Similar to the U.S., regulatory bodies in Europe are developing new rules for the fixed-income markets. In June 2014, the final texts of MiFID II and Markets in Financial Instruments Regulation (“MiFIR”) were published in the Official Journal of the European

Union.  A large amount of implementation work is left to be completed and the rules of MiFID II and MiFIR will not take effect for 30 months after publication, or until January 2017. MiFID II introduces changes in market structure designed: (i) to enhance pre- and post-trade transparency for fixed income instruments with the scope of requirements calibrated for liquidity, (ii) increase and enhance post-trade reporting obligations with a requirement to submit post-trade data to Approved Reporting Mechanisms, (iii) ensure trading of certain derivatives occurs on regulated trading venues and (iv) establish a consolidated tape for trade data. We cannot predict the extent to which any of these new regulations or future regulatory changes will impact our European business and operations.

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

Trends in Our Business

The majority of our revenues are derived from commissions for transactions executed on our platform between our institutional investor and broker-dealer clients and monthly distribution fees. We believe that there are five key variables that impact the notional value of such transactions on our platform and the amount of commissions and distribution fees earned by us:

•	the number of participants on our platform and their willingness to originate transactions through the platform;
•	the number of broker-dealer clients on the platform and the frequency and competitiveness of the price responses they provide on our platform;
•	the number of markets for which we make trading available to our clients;
•	the overall level of activity in these markets; and
•	the level of commissions that we collect for trades executed through the platform.

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

U.S. High-Grade Corporate Bond Commissions. Our U.S. high-grade corporate bond fee plans generally incorporate variable transaction fees and distribution fees billed to our broker-dealer clients on a monthly basis. Certain dealers participate in fee programs that do not contain monthly distribution fees and instead incorporate additional per transaction execution fees and minimum monthly fee commitments. Under the fee plans, we electronically add the transaction fee to the spread quoted by the broker-dealer client. The U.S. high-grade transaction fee is generally designated in basis points in yield and, as a result, is subject to fluctuation depending on the duration of the bond traded. The average U.S. high-grade fees per million may vary in the future due to changes in yield, years-to-maturity and nominal size of bonds traded on our platform.

Other Credit Commissions. Other credit includes emerging markets bonds, high-yield bonds, Eurobonds and structured products bonds. Commissions for other credit products generally vary based on the type of the instrument traded using standard fee schedules. Similar to the U.S. high-grade plans, our European fee plans generally incorporate monthly distribution fees, as well as variable transaction fees.

Liquid Products Commissions. Liquid products includes U.S. agency, European government bonds and credit derivatives. Commissions for liquid products generally vary based on the type of the instrument traded using standard fee schedules.

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

Information and post-trade services. We generate revenue from information services provided to our broker-dealer clients, institutional investor clients and data-only subscribers. Information services are invoiced monthly, quarterly or annually. When billed in advance, revenues are deferred and recognized monthly on a straight-line basis. We also generate revenue from trade matching and regulatory transaction reporting services. Revenue is recognized in the period the services are provided.

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

Professional and Consulting Fees. Professional and consulting fees consist primarily of accounting fees, legal fees and fees paid to information technology and non-information technology consultants for services provided for the maintenance of our trading platform and information and post-trade services products.

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

General and Administrative. General and administrative expense consists primarily of general travel and entertainment, clearing costs from matched principal trades, board of directors’ expenses, charitable contributions, provision for doubtful accounts, and various state franchise and U.K. value-added taxes.

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

Software Development Costs

We capitalize certain costs associated with the development of internal use software, including among other items, employee compensation and related benefits and third party consulting costs at the point at which the conceptual formulation, design and testing of possible software project alternatives have been completed. Once the product is ready for its intended use, such costs are amortized on a straight-line basis over three years. We review the amounts capitalized for impairment whenever events or changes in circumstances indicate that the carrying amounts of the assets may not be recoverable.

Revenue Recognition

The majority of our revenues are derived from commissions for trades executed on our platform and distribution fees that are billed to our broker-dealer clients on a monthly basis. We also derive revenues from information and post-trade services, technology products and services, investment income and other income.

Commission revenue. Commissions are generally calculated as a percentage of the notional dollar volume of bonds traded on the platform and vary based on the type and maturity of the bond traded. Under our transaction fee plans, bonds that are more actively traded or that have shorter maturities are generally charged lower commissions, while bonds that are less actively traded or that have longer maturities generally command higher commissions. For trades that we execute between and among institutional investor and broker-dealer clients on a matched principal basis by serving as counterparty to both the buyer and the seller, we earn our commission through the difference in price between the two matched principal trades. Fee programs for certain products include distribution fees which are recognized monthly.

Information and post-trade services. We generate revenue from information services provided to our broker-dealer clients, institutional investor clients and data-only subscribers. Information services are invoiced monthly, quarterly or annually. When billed in advance, revenues are deferred and recognized monthly on a straight-line basis. We also generate revenue from trade matching and regulatory transaction reporting. Revenue is recognized in the period the services are provided.

Technology products and services. We generate revenues from professional consulting services, technology software licenses and maintenance and support services (referred to as post-contract technical support or “PCS”). Revenue is generally recognized when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable and collection is considered probable.

We enter into time and materials professional consulting contracts unrelated to any software product. Revenue for time and materials contracts is recognized as services are performed. We generally sell software license subscriptions on a stand-alone basis or software licenses and PCS together as part of multiple-element arrangements. Revenue for software license subscriptions is recognized ratably over the contract period. For arrangements that include multiple elements, generally software licenses and PCS, we allocate and defer revenue for the undelivered items based on vendor specific objective evidence (“VSOE”) of the fair value of the undelivered elements and recognize the difference between the total arrangement fee and the amount deferred for the undelivered items as license revenue. When VSOE does not exist for undelivered items, the entire arrangement fee is recognized ratably over the performance period. For PCS, the term is typically one year and revenue is recognized over the duration of the arrangement on a straight-line basis.

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

Stock-Based Compensation

We measure and recognize compensation expense for all share-based payment awards based on their estimated fair values measured as of the grant date. These costs are recognized as an expense in our Consolidated Statements of Operations over the requisite service period, which is typically the vesting period, with an offsetting increase to additional paid-in capital.

Income Taxes

Income taxes are accounted for using the asset and liability method. Deferred income taxes reflect the net tax effects of temporary differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when such differences are expected to reverse. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is recognized against deferred tax assets if it is more likely than not that such assets will not be realized in future years. We recognize interest and penalties related to unrecognized tax benefits in general and administrative expenses in our Consolidated Statements of Operations.

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

Recent Accounting Pronouncements

See Note 2 to the Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K for a discussion on recent accounting pronouncements.

Segment Results

We operate an electronic multi-party platform for the trading of fixed-income securities and provide related data, analytics, compliance tools and post-trade services. Our operations constitute a single business segment because of the highly integrated nature of these product and services, of the financial markets in which we compete and of our worldwide business activities. We believe that results by geographic region or client sector are not necessarily meaningful in understanding our business. See Note 16 to the Consolidate Financial Statements included in Item 8 of this Annual Report on Form 10-K for certain geographic information about the Company’s business required by U.S. GAAP.

Results of Operations

Year Ended December 31, 2014 Compared to Year Ended December 31, 2013

Overview

Total revenues increased by $24.0 million or 10.1% to $262.8 million for the year ended December 31, 2014 from $238.7 million for the year ended December 31, 2013. This increase in total revenues was primarily due to an increase in commissions of $17.5 million and an increase in revenue from information and post-trade services of $6.1 million. The increase in revenue from information and post-trade services was primarily due to the inclusion in 2014 of two additional months of revenues from Xtrakter, which was acquired in February 2013. A 5.4% change in the foreign currency exchange rates of the Pound Sterling compared to the U.S. dollar from the year ended December 31, 2013 to the year ended December 31, 2014 had the effect of increasing revenues by $1.9 million.

Total expenses increased by $12.8 million or 9.7% to $144.2 million for the year ended December 31, 2014 from $131.5 million for the year ended December 31, 2013. This increase was primarily due to higher employee compensation and benefits of $10.6 million, depreciation and amortization of $3.3 million, technology and communication costs of $1.6 million and marketing and advertising costs of $1.1 million, which were partially offset by a decrease in professional and consulting fees of $3.8 million.  The increase in expenses reflects the inclusion in 2014 of two additional months of expenses from Xtrakter.  During the second quarter of 2013, we determined that we had incorrectly excluded incentive compensation as a component of employee compensation eligible for capitalization under our software development costs capitalization policy.  We recorded this item as an out-of-period adjustment in the three months ended June 30, 2013 by reducing employee compensation and benefits expense by $2.9 million and increasing depreciation and amortization expense by $1.3 million. The change in foreign currency exchange rates had the effect of increasing expenses by $1.7 million for the year ended December 31, 2014.

Income before taxes from continuing operations increased by $11.3 million or 10.5% to $118.5 million for the year ended December 31, 2014 from $107.3 million for the year ended December 31, 2013. Net income from continuing operations increased by $6.2 million or 9.1% to $74.8 million for the year ended December 31, 2014 from $68.6 million for the year ended December 31, 2013.

In October 2013, we sold Greenline Financial Technologies, Inc. (“Greenline”) for $11.0 million and recognized a gain on the sale, net of a tax benefit, of $7.6 million. Greenline’s operating results have been classified as discontinued operations in our Consolidated Statement of Operations. The net loss from discontinued operations for the year ended December 31, 2013 was $0.2 million.

Revenues

Our revenues for the years ended December 31, 2014 and 2013, and the resulting dollar and percentage changes, were as follows:

	Year Ended December 31,
	2014		2013
		% of		% of	$	%
	$	Revenues	$	Revenues	Change	Change
	($ in thousands)
Commissions	$221,138	84.2%	$203,652	85.3%	$17,486	8.6%
Information and post-trade services	31,510	12.0	25,377	10.6	6,133	24.2
Technology products and services	6,874	2.6	6,331	2.7	543	8.6
Investment income	543	0.2	420	0.2	123	29.3
Other	2,709	1.0	2,953	1.2	(244)	(8.3)
Total revenues	$262,774	100.0%	$238,733	100.0%	$24,041	10.1%

Commissions

Our commission revenues for the years ended December 31, 2014 and 2013, and the resulting dollar and percentage changes, were as follows:

	Year Ended December 31,
			$	%
	2014	2013	Change	Change
	($ in thousands)
Variable transaction fees
U.S. high-grade	$83,211	$83,817	$(606)	(0.7)%
Other credit	70,183	55,046	15,137	27.5
Liquid products	2,840	3,430	(590)	(17.2)
Total variable transaction fees	156,234	142,293	13,941	9.8
Distribution fees
U.S. high-grade	56,659	52,207	4,452	8.5
Other credit	7,538	8,969	(1,431)	(16.0)
Liquid products	707	183	524	286.3
Total distribution fees	64,904	61,359	3,545	5.8
Total commissions	$221,138	$203,652	$17,486	8.6%

Variable Transaction Fees

The following table shows the extent to which the increase in variable commissions for the year ended December 31, 2014 was attributable to changes in transaction volumes and variable transaction fees per million:

	Change from Year Ended December 31, 2013
	U.S.
	High-Grade	Other credit	Liquid products	Total
	(In thousands)
Volume increase (decrease)	$6,721	$15,140	$(484)	$21,377
Variable transaction fee per million (decrease)	(7,327)	(3)	(106)	(7,436)
Total variable commissions increase	$(606)	$15,137	$(590)	$13,941

Our trading volume for each of the years presented was as follows:

	Year Ended December 31,
			$	%
	2014	2013	Change	Change
Trading Volume Data (in millions)
U.S. high-grade - fixed rate	$450,139	$418,270	$31,869	7.6%
U.S. high-grade - floating rate	25,231	21,813	3,418	15.7
Total U.S. high-grade	475,370	440,083	35,287	8.0
Other credit	226,033	177,274	48,759	27.5
Liquid products	65,558	76,319	(10,761)	(14.1)
Total	$766,961	$693,676	$73,285	10.6%

Number of U.S. Trading Days	250	250
Number of U.K. Trading Days	253	253

For volume reporting purposes, transactions in foreign currencies are converted to U.S. dollars at average monthly rates. The 8.0% increase in U.S. high-grade volume was principally due to an increase in our estimated market share of total U.S. high-grade corporate bond volume as reported by Financial Industry Regulatory Authority (“FINRA”) Trade Reporting and Compliance Engine (“TRACE”) from 13.8% for the year ended December 31, 2013 to 14.5% (adjusted by us to eliminate the increased reporting of affiliate back-to-back trades to FINRA beginning in April 2014 and the inclusion of 144A securities in reported TRACE volumes beginning on July 1, 2014) for the year ended December 31, 2014, coupled with an increase in estimated U.S. high-grade TRACE volume.  Estimated U.S. high-grade TRACE volume for the year ended December 31, 2014 was $3.4 trillion, an increase of approximately 5% from the year ended December 31, 2013.  Based on information provided by FINRA, we believe that the TRACE volumes, as adjusted by us, provide a more accurate comparison to prior period reporting.  We have provided a reconciliation of the reported U.S. high-grade TRACE volumes to the adjusted U.S. high-grade TRACE volumes in the “Investor Relations” section of our website.

Other credit volumes increased by 27.5% for the year ended December 31, 2014 compared to the year ended December 31, 2013, primarily due to increase in estimated market share in emerging markets bonds, Eurobonds and high-yield bonds. Liquid products volume decreased by 14.1% for the year ended December 31, 2014 compared to the year ended December 31, 2013, due mainly to lower trading volumes in U.S. agency bonds. Estimated U.S. Agency TRACE volumes declined by 17.6% for the year ended December 31, 2014 compared to the year ended December 31, 2013.

Our average variable transaction fee per million for the years ended December 31, 2014 and 2013 was as follows:

	Year Ended December 31,
	2014	2013

U.S. high-grade - fixed rate	$182	$199
U.S. high-grade - floating rate	51	25
Total U.S. high-grade	175	190
Other credit	311	311
Liquid products	43	45
Total	204	205

The U.S. high-grade average variable transaction fee per million decreased to $175 per million for the year ended December 31, 2014 from $190 per million for the year ended December 31, 2013. The change was primarily due to a decrease in the duration, and an increase in the nominal size, of bonds traded. U.S. high-grade floating rate average variable transaction fee per million increased from $25 for the year ended December 31, 2013 to $51 for the year ended December 31, 2014, primarily due to a change in our pricing calculation to conform to the market convention for such instruments.

Distribution Fees

Distribution fees increased by $3.5 million or 5.8% to $64.9 million for the year ended December 31, 2014 from $61.4 million for the year ended December 31, 2013. U.S. high-grade distribution fees increased $4.5 million principally due to the migration over the past year of certain of our broker-dealer clients from an all-variable fee plan to a plan that incorporates a monthly distribution fee. The $1.4 million decrease in Other credit distribution fees principally relates to the migration of certain Eurobond dealers to plans that incorporate a higher level of variable fees and lower level of monthly distribution fees. The $0.5 million increase in Liquid products distribution fees was due to the commencement of SEF-related revenues during 2014.

Information and Post-Trade Services. Information and post-trade services revenues increased by $6.1 million or 24.2% to $31.5 million for the year ended December 31, 2014 from $25.4 million for the year ended December 31, 2013, principally due to the inclusion of two additional months of revenues from Xtrakter in 2014 and the favorable impact of a change in foreign currency exchange rates of $1.3 million.  Xtrakter’s transaction reporting business processed approximately 1,100 million and 943 million transactions for the years ended December 31, 2014 and 2013, respectively.

Technology Products and Services. Technology products and services revenues increased by $0.5 million or 8.6% to $6.9 million for the year ended December 31, 2014 from $6.3 million for the year ended December 31, 2013.  The increase was primarily a result of higher professional consulting services revenues.

Investment Income. Investment income increased by $0.1 million or 29.3% to $0.5 million for the year ended December 31, 2014 from $0.4 million for the year ended December 31, 2013, primarily due to a higher average investment balance in 2014.

Other. Other revenues decreased by $0.2 million or 8.3% to $2.7 million for the year ended December 31, 2014 from $3.0 million for the year ended December 31, 2013. In the year ended December 31, 2014, we recognized income of $0.9 million on the sale of certain MF Global bankruptcy claims. In the year ended December 31, 2013, we recorded a gain of $0.8 million on the sale of U.S. treasuries.  We used the proceeds from the sale of U.S. treasuries to fund the acquisition of Xtrakter.

Expenses

Our expenses for the years ended December 31, 2014 and 2013, and the resulting dollar and percentage changes, were as follows:

	Year Ended December 31,
	2014		2013
		% of		% of	$	%
	$	Revenues	$	Revenues	Change	Change
	($ in thousands)
Expenses
Employee compensation and benefits	$74,995	28.5%	$64,406	27.0%	$10,589	16.4%
Depreciation and amortization	17,379	6.6	14,123	5.9	3,256	23.1
Technology and communications	17,685	6.7	16,037	6.7	1,648	10.3
Professional and consulting fees	14,375	5.5	18,220	7.6	(3,845)	(21.1)
Occupancy	4,381	1.7	5,173	2.2	(792)	(15.3)
Marketing and advertising	5,769	2.2	4,632	1.9	1,137	24.5
General and administrative	9,654	3.7	8,862	3.7	792	8.9
Total expenses	$144,238	54.9%	$131,453	55.0%	$12,785	9.7%

Employee Compensation and Benefits. Employee compensation and benefits increased by $10.6 million or 16.4% to $75.0 million for the year ended December 31, 2014 from $64.4 million for the year ended December 31, 2013. The increase was primarily due to higher wages and benefits of $6.0 million, employee incentive compensation of $1.0 million and the out-of period adjustment for software development costs of $2.9 million in the year ended December 31, 2013.  The total number of employees increased to 303 as of December 31, 2014 from 293 as of December 31, 2013.  Employee compensation and benefits for the year ended December 31, 2014 include two additional months of compensation and benefit expenses from Xtrakter.

Depreciation and Amortization. Depreciation and amortization increased by $3.3 million or 23.1% to $17.4 million for the year ended December 31, 2014, from $14.1 million for the year ended December 31, 2013. The increase was due to higher depreciation of production hardware of $2.0 million and amortization of software development costs of $2.2 million, partially offset by the out-of-period adjustment for software development costs of $1.3 million in the year ended December 31, 2013. For the year ended December 31, 2014 and 2013, $4.6 million and $15.3 million, respectively, of equipment purchases and leasehold improvements and $10.2 million and $7.9 million, respectively, of software development costs were capitalized. The lower equipment purchases and leasehold improvements in 2014 were primarily due to the build-out of a replacement primary production data center in 2013 and the build-out costs for new office space in London in 2013. The higher software development costs were primarily due to continued investment in new product initiatives and Xtrakter technology architecture changes.

Technology and Communications. Technology and communications expenses increased by $1.6 million or 10.3% to $17.7 million for the year ended December 31, 2014 from $16.0 million for the year ended December 31, 2013. The increase was due to higher office telecommunication costs of $1.0 million and software maintenance and support of $0.7 million.

Professional and Consulting Fees. Professional and consulting fees decreased by $3.8 million or 21.1% to $14.4 million for the year ended December 31, 2014, from $18.2 million for the year ended December 31, 2013. The decrease was due to lower technology consulting costs of $1.7 million, legal fees of $1.3 million and recruiting fees of $0.4 million.  In 2013, we incurred approximately $1.2 million in investment banking, legal and other professional fees related to the Xtrakter acquisition.

Occupancy. Occupancy costs decreased by $0.8 million or 15.3% to $4.4 million for the year ended December 31, 2014, from $5.2 million for the year ended December 31, 2013. The decreased occupancy costs principally related to a loss on a sub-lease and duplicate rent aggregating $0.6 million related to our move to a new U.K. office in 2013.

Marketing and Advertising. Marketing and advertising expenses increased by $1.1 million or 24.5% to $5.8 million for the year ended December 31, 2014, from $4.6 million for the year ended December 31, 2013. The increase was due to higher sales related travel and entertainment costs of $0.6 million and promotion and trade show costs of $0.4 million.

General and Administrative. General and administrative expenses increased by $0.8 million or 8.9% to $9.7 million for the year ended December 31, 2014, from $8.9 million for the year ended December 31, 2013.  The increase was primarily due to higher clearing costs from matched principal trading, VAT expense and board of director fees.

Provision for Income Tax

We recorded an income tax provision from continuing operations of $43.7 million and $38.7 million for the years ended December 31, 2014 and 2013, respectively. The increase in the 2014 tax provision was primarily attributable to an increase in pre-tax income and a higher effective tax rate. Our consolidated effective tax rate for the year ended December 31, 2014 was 36.9%, compared to 36.1% for the year ended December 31, 2013. The 2013 income tax provision included benefits for certain 2012 tax credits enacted into law in 2013 and a catch-up tax benefit associated with the domestic production activities deduction.  Our consolidated effective tax rate can vary from period to period depending on, among other factors, the geographic and business mix of our earnings and changes in tax legislation and tax rates.

As of December 31, 2014, we had restricted U.S. federal net operating loss carryforwards of approximately $8.0 million. The utilization of our restricted U.S. net operating loss carryforwards is subject to an annual limitation as determined by Section 382 of the Internal Revenue Code.

Year Ended December 31, 2013 Compared to Year Ended December 31, 2012

Overview

Total revenues increased by $47.9 million or 25.1% to $238.7 million for the year ended December 31, 2013 from $190.8 million for the year ended December 31, 2012. This increase in total revenues was primarily due to an increase in commissions of $29.5 million and revenue from information and post-trade services of 17.9 million. Information and post-trade services revenue generated by Xtrakter totaled $18.4 million from the February 28, 2013 acquisition date until December 31, 2013.

Total expenses increased by $30.0 million or 29.5% to $131.5 million for the year ended December 31, 2013 from $101.5 million for the year ended December 31, 2012.  This increase was primarily due to higher employee compensation and benefits of $9.7 million, depreciation and amortization of $7.4 million, professional and consulting expenses of $6.1 million and technology and communications costs of $3.5 million.  Total expenses for 2013 included approximately $19.7 million of Xtrakter operating expenses and an additional $1.6 million of acquisition-related costs.  During the second quarter of 2013, we determined that we had incorrectly excluded incentive compensation as a component of employee compensation eligible for capitalization under our software development costs capitalization policy.  We assessed this error and determined that it was not material to previous reporting periods and is not material to the current year.  Therefore, we recorded this item as an out-of-period adjustment in the three months ended June 30, 2013 by reducing employee compensation and benefits expense by $2.9 million and increasing depreciation and amortization expense by $1.3 million.

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

Revenues

Our revenues for the years ended December 31, 2013 and 2012, and the resulting dollar and percentage changes, were as follows:

	Year Ended December 31,
	2013		2012
		% of		% of	$	%
	$	Revenues	$	Revenues	Change	Change
	($ in thousands)
Commissions	$203,652	85.3%	$174,199	91.3%	$29,453	16.9%
Information and post-trade services	25,377	10.6	7,435	3.9	17,942	241.3
Technology products and services	6,331	2.7	4,988	2.6	1,343	26.9
Investment income	420	0.2	1,057	0.6	(637)	(60.3)
Other	2,953	1.2	3,161	1.6	(208)	(6.6)
Total revenues	$238,733	100.0%	$190,840	100.0%	$47,893	25.1%

Commissions

Our commission revenues for the years ended December 31, 2013 and 2012, and the resulting dollar and percentage changes, were as follows:

	Year Ended December 31,
			$	%
	2013	2012	Change	Change
	($ in thousands)
Variable transaction fees
U.S. high-grade	$83,817	$72,272	$11,545	16.0%
Other credit	55,046	39,260	15,786	40.2
Liquid products	3,430	3,349	81	2.4
Total variable transaction fees	142,293	114,881	27,412	23.9
Distribution fees
U.S. high-grade	52,207	49,691	2,516	5.1
Other credit	8,969	9,627	(658)	(6.8)
Liquid products	183	—	183	—
Total distribution fees	61,359	59,318	2,041	3.4
Total commissions	$203,652	$174,199	$29,453	16.9%

Variable Transaction Fees

The following table shows the extent to which the increase in variable commissions for the year ended December 31, 2013 was attributable to changes in transaction volumes and variable transaction fees per million:

	Change from Year Ended December 31, 2012
	U.S.
	High-Grade	Other credit	Liquid products	Total
	(In thousands)
Volume increase (decrease)	$14,229	$10,622	$(246)	$24,605
Variable transaction fee per million (decrease) increase	(2,684)	5,164	327	2,807
Total variable commissions increase	$11,545	$15,786	$81	$27,412

Our trading volume for each of the years presented was as follows:

	Year Ended December 31,
			$	%
	2013	2012	Change	Change
Trading Volume Data (in millions)
U.S. high-grade - fixed rate	$418,270	$355,087	$63,183	17.8%
U.S. high-grade - floating rate	21,813	12,603	9,210	73.1
Total U.S. high-grade	440,083	367,690	72,393	19.7
Other credit	177,274	139,526	37,748	27.1
Liquid products	76,319	82,380	(6,061)	(7.4)
Total	$693,676	$589,596	$104,080	17.7%

Number of U.S. Trading Days	250	248
Number of U.K. Trading Days	253	252

For volume reporting purposes, transactions in foreign currencies are converted to U.S. dollars at average monthly rates. The 19.7% increase in U.S. high-grade volume was principally due to an increase in our estimated market share of total U.S. high-grade corporate bond volume as reported by FINRA TRACE from 12.4% for the year ended December 31, 2012 to 13.8% for the year ended December 31, 2013, coupled with an increase in estimated U.S. high-grade TRACE volume. Estimated U.S. high-grade TRACE volume for the year ended December 31, 2013 was $3.2 trillion, an increase of approximately 8.0% from the year ended December 31, 2012. Our other credit volumes increased by 27.1% for the year ended December 31, 2013 compared to the year ended December 31, 2012, primarily due to estimated market share gains in emerging market and high-yield bond volumes. Liquid products volume decreased by 7.4% for the year ended December 31, 2013 compared to the year ended December 31, 2012, due mainly to lower trading volumes in U.S. agency bonds. Estimated U.S. agency TRACE volumes declined by 33.6% in 2013.

Our average variable transaction fee per million for the years ended December 31, 2013 and 2012 was as follows:

	Year Ended December 31,
	2013	2012

U.S. high-grade - fixed rate	$199	$202
U.S. high-grade - floating rate	25	34
Total U.S. high-grade	190	197
Other credit	311	281
Liquid products	45	41
Total	205	195

The U.S. high-grade average variable transaction fee per million decreased to $190 per million for the year ended December 31, 2013 from $197 per million for the year ended December 31, 2012. The change was primarily due to a decrease in the duration of bonds traded and the effect of two broker-dealer market makers moving from an all-variable plan to a plan that incorporates a monthly distribution fee. Other credit average variable transaction fee per million increased to $311 per million for the year ended December 31, 2013 from $281 per million for the year ended December 31, 2012 primarily due to a larger percentage of volume in products that carry higher fees per million, principally emerging markets and high-yield bonds. Liquid products average variable transaction fee per million increased to $45 per million for the year ended December 31, 2013 from $41 per million for the year ended December 31, 2012, primarily due to a change in the mix of products traded.

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

Information and Post-Trade Services. Information and post-trade services increased by $17.9 million or 241.3% to $25.4 million for the year ended December 31, 2013 from $7.4 million for the year ended December 31, 2012.  Information and post-trade services revenue generated by Xtrakter for the year ended December 31, 2013 was $18.4 million. Xtrakter’s transaction reporting business processed approximately 943 million transactions for the year ended December 31, 2013.

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

Expenses

Our expenses for the years ended December 31, 2013 and 2012, and the resulting dollar and percentage changes, were as follows:

	Year Ended December 31,
	2013		2012
		% of		% of	$	%
	$	Revenues	$	Revenues	Change	Change
	($ in thousands)
Expenses
Employee compensation and benefits	$64,406	27.0%	$54,678	28.7%	$9,728	17.8%
Depreciation and amortization	14,123	5.9	6,758	3.5	7,365	109.0
Technology and communications	16,037	6.7	12,523	6.6	3,514	28.1
Professional and consulting fees	18,220	7.6	12,150	6.4	6,070	50.0
Occupancy	5,173	2.2	2,446	1.3	2,727	111.5
Marketing and advertising	4,632	1.9	5,169	2.7	(537)	(10.4)
General and administrative	8,862	3.7	7,746	4.1	1,116	14.4
Total expenses	$131,453	55.0%	$101,470	53.3%	$29,983	29.5%

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

As of December 31, 2013, we had restricted U.S. federal net operating loss carryforwards of approximately $10.8 million. The utilization of our restricted U.S. net operating loss carryforwards is subject to an annual limitation as determined by Section 382 of the Internal Revenue Code.

Quarterly Results of Operations

Our quarterly results have varied significantly as a result of:

●	changes in trading volume due to market conditions, changes in the number of trading days in certain quarters, and seasonality effects caused by slow-downs in trading activity during certain periods;
●	changes in the number of broker-dealers and institutional investors using our trading platform, as well as variation in usage by existing clients;
●	expansion of the products we offer to our clients; and
●	variance in our expenses, particularly employee compensation and benefits.

The following table sets forth certain unaudited consolidated quarterly income statement data for the eight quarters ended December 31, 2014. In our opinion, this unaudited information has been prepared on a basis consistent with our annual financial statements and includes all adjustments (consisting only of normal recurring adjustments) necessary for a fair statement of the unaudited quarterly data. This information should be read in conjunction with our Consolidated Financial Statements and related Notes included in this Annual Report on Form 10-K. The results of operations for any quarter are not necessarily indicative of results that we may achieve for any subsequent periods.

	Three Months Ended
	Dec 31,	Sep 30,	Jun 30,	Mar 31,	Dec 31,	Sep 30,	Jun 30,	Mar 31,
	2014	2014	2014	2014	2013	2013	2013	2013
	(In thousands, except per share data)
	(unaudited)
Revenues
Commissions	$60,372	$54,462	$54,315	$51,989	$50,450	$51,818	$54,198	$47,186
Information and post-trade services	7,869	7,600	7,962	8,079	7,357	7,125	7,192	3,703
Technology products and services	1,289	1,562	1,987	2,036	2,052	1,561	1,485	1,233
Investment income	127	132	138	146	132	112	44	132
Other	510	489	562	1,148	451	517	588	1,397
Total revenues	70,167	64,245	64,964	63,398	60,442	61,133	63,507	53,651

Expenses
Employee compensation and benefits	19,376	18,589	18,421	18,609	16,768	17,910	14,712	15,016
Depreciation and amortization	4,425	4,482	4,351	4,121	3,972	3,460	4,405	2,286
Technology and communications	4,385	4,359	4,449	4,492	4,337	4,509	4,045	3,146
Professional and consulting fees	3,463	3,514	3,426	3,972	4,942	4,540	4,435	4,303
Occupancy	1,063	1,127	1,102	1,089	2,001	1,205	1,170	797
Marketing and advertising	1,429	1,331	1,800	1,209	1,131	1,195	1,371	935
General and administrative	2,537	2,575	2,344	2,198	2,492	1,926	1,947	2,497
Total expenses	36,678	35,977	35,893	35,690	35,643	34,745	32,085	28,980
Income before income taxes from continuing operations	33,489	28,268	29,071	27,708	24,799	26,388	31,422	24,671
Provision for income taxes	11,853	10,764	10,880	10,233	9,329	8,129	12,133	9,126
Net income from continuing operations	21,636	17,504	18,191	17,475	15,470	18,259	19,289	15,545
Income (loss) from discontinued operations, net of income taxes (1)	—	—	—	—	7,663	(46)	56	(220)
Net income	$21,636	$17,504	$18,191	$17,475	$23,133	$18,213	$19,345	$15,325

Basic earnings per common share
Income from continuing operations	$0.59	$0.47	$0.49	$0.47	$0.42	$0.49	$0.52	$0.42
Income (loss) from discontinued operations	—	—	—	—	0.21	—	—	(0.01)
Net income per common share	$0.59	$0.47	$0.49	$0.47	$0.63	$0.49	$0.52	$0.41

Diluted earnings per common share
Income from continuing operations	$0.57	$0.46	$0.48	$0.46	$0.41	$0.48	$0.51	$0.41
Income (loss) from discontinued operations	—	—	—	—	0.20	—	—	(0.01)
Net income per common share	$0.57	$0.46	$0.48	$0.46	$0.61	$0.48	$0.51	$0.40

(1)	In October 2013, we sold Greenline for $11.0 million and recognized a gain on the sale, net of tax benefit, of $7.6 million.

The following tables set forth trading volume and average variable transaction fee per million traded for the eight quarters ended December 31, 2014.

	Three Months Ended
	Dec 31,	Sep 30,	Jun 30,	Mar 31,	Dec 31,	Sep 30,	Jun 30,	Mar 31,
	2014	2014	2014	2014	2013	2013	2013	2013
	(In millions)
Trading Volume Data
U.S. high-grade - fixed rate	$122,899	$104,143	$109,970	$113,128	$100,401	$108,177	$112,955	$96,736
U.S. high-grade - floating rate	7,295	5,569	6,331	6,036	6,091	5,904	5,308	4,509
Total U.S. high-grade	130,194	109,712	116,301	119,164	106,492	114,081	118,263	101,245
Other credit	64,211	56,761	55,011	50,050	43,094	42,741	49,674	41,766
Liquid products	16,964	15,665	14,725	18,203	21,681	17,537	19,753	17,349
Total	$211,369	$182,138	$186,037	$187,417	$171,267	$174,359	$187,690	$160,360

	Three Months Ended
	Dec 31,	Sep 30,	Jun 30,	Mar 31,	Dec 31,	Sep 30,	Jun 30,	Mar 31,
	2014	2014	2014	2014	2013	2013	2013	2013
Average Variable Transaction Fee Per Million
U.S. high-grade - fixed rate	$186	$184	$185	$173	$194	$200	$203	$198
U.S. high-grade - floating rate	45	45	54	60	25	29	24	21
Total U.S. high-grade	178	177	178	167	184	192	195	191
Other credit	315	316	308	301	321	317	309	296
Liquid products	42	42	44	45	43	45	46	46
Total	209	209	206	191	201	208	210	202

Number of U.S. trading days	62	64	63	61	62	64	64	60
Number of U.K. trading days	64	65	61	63	64	65	62	62

Liquidity and Capital Resources

During the past three years, we have met our funding requirements through cash on hand and internally generated funds. Cash and cash equivalents and securities available-for-sale totaled $233.8 million at December 31, 2014.

In January 2013, we entered into a three-year credit agreement that provides for revolving loans and letters of credit up to an aggregate of $50.0 million. As of December 31, 2014, there was $49.9 million available to borrow under the credit facility. Subject to satisfaction of certain specified conditions, we are permitted to upsize the credit facility by an additional $50.0 million.

Our cash flows were as follows:

	Year Ended December 31,
	2014	2013	2012
	(In thousands)
Net cash provided by operating activities	$109,952	$90,879	$81,582
Net cash (used in ) provided by investing activities	(13,025)	(69,121)	15,030
Net cash (used in) financing activities	(60,223)	(17,074)	(136,175)
Effect of exchange rate changes on cash and cash equivalents	(471)	(901)	(1,149)
Net increase (decrease) for the period	$36,233	$3,783	$(40,712)

Cash Flows for the Year Ended December 31, 2014 Compared to Year Ended December 31, 2013

Net cash provided by operating activities was $110.0 million for the year ended December 31, 2014 compared to $90.9 million for the year ended December 31, 2013. The $19.1 million increase in net cash provided by operating activities was primarily due to the increase in net income from continuing operations of $6.2 million, an increase in depreciation and amortization of $4.3 million, a decrease in working capital of $4.4 million and a decrease in deferred taxes of $1.0 million.

Net cash used in investing activities was $13.0 million for the year ended December 31, 2014 compared to $69.1 million for the year ended December 31, 2013. The $56.1 million decrease in net cash used in investing activities was due to the acquisition of Xtrakter in 2013 for $37.8 million, an increase in net proceeds from securities available-for-sale of $18.5 million and a decrease in capital expenditures of $8.5 million, offset by a decrease of $9.3 million in cash proceeds from the sale of Greenline in 2013.

Net cash used in financing activities was $60.2 million for the year ended December 31, 2014 compared to $17.1 million for the year ended December 31, 2013. The $43.1 million increase in net cash used in financing activities was principally due to repurchases of our common stock of $38.0 million in 2014 and an increase in cash dividends paid on common stock of $4.1 million.

Free cash flow is defined as cash flow from operating activities less expenditures for furniture, equipment and leasehold improvements and capitalized software development costs. For the years ended December 31, 2014, 2013 and 2012, free cash flow was $95.2 million, $67.6 million and $71.2 million, respectively. Free cash flow is a non-GAAP financial measure. We believe that this non-GAAP financial measure, when taken into consideration with the corresponding GAAP financial measures, is important in gaining an understanding of our financial strength and cash flow generation.

Past trends of cash flows are not necessarily indicative of future cash flow levels. A decrease in cash flows may have a material adverse effect on our liquidity, business and financial condition.

Cash Flows for the Year Ended December 31, 2013 Compared to Year Ended December 31, 2012

Net cash provided by operating activities was $90.9 million for the year ended December 31, 2013 compared to $81.6 million for the year ended December 31, 2012. The $9.3 million increase in net cash provided by operating activities was primarily due to an increase in net income of $15.9 million and an increase in depreciation and amortization of $4.8 million, offset by the gain on the sale of Greenline of $7.6 million, an increase in working capital of $2.1 million and a decrease in deferred taxes of $0.7 million.

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

Other Factors Influencing Liquidity and Capital Resources

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

Certain of our U.S. subsidiaries are registered as a broker-dealer or a SEF and therefore are subject to the applicable rules and regulations of the SEC and the CFTC. These rules contain minimum net capital requirements, as defined in the applicable regulations, and also may require a significant part of the registrants’ assets be kept in relatively liquid form. Certain of our foreign subsidiaries are regulated by the Financial Conduct Authority in the U.K. or Ontario Securities Commission in Canada and must maintain financial resources, as defined in the applicable regulations, in excess of the applicable financial resources requirement. As of December 31, 2014, each of our subsidiaries that are subject to these regulations had net capital or financial resources in excess of their minimum requirements. As of December 31, 2014, our subsidiaries maintained aggregate net capital and financial resources that were $81.1 million in excess of the required levels of $12.4 million.

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

As of December 31, 2014, the amount of unrestricted cash held by our non-U.S. subsidiaries was $29.8 million. We have determined that unremitted earnings of our foreign subsidiaries are considered indefinitely reinvested outside of the U.S.  Any repatriation of such foreign earnings by way of dividend may be subject to both U.S. federal and state income taxes, reduced by applicable foreign tax credits. However, we do not have any current needs or foreseeable plans to repatriate cash by way of dividends from our non-U.S. subsidiaries.

We execute certain bond transactions between and among institutional investor and broker-dealer clients on a matched principal basis by serving as counterparty to both the buyer and the seller in trades which settle through a third-party clearing broker. Settlement typically occurs within one to three trading days after the trade date. Cash settlement of the transaction occurs upon receipt or delivery of the underlying instrument that was traded. For the years ended December 31, 2014, 2013 and 2012, revenues from matched principal trading were approximately $7.4 million, $6.0 million and $3.5 million, respectively. Under securities clearing agreements with a third party clearing broker, we maintain a collateral deposit with the clearing broker in the form of cash. As of December 31, 2014, the amount of the collateral deposit included in prepaid expenses and other assets in our Consolidated Statements of Financial Condition was $0.9 million. We are exposed to credit risk in the event a counterparty does not fulfill its obligation to complete a transaction. Pursuant to the terms of the securities clearing agreements between us and our clearing brokers, the clearing brokers have the right to charge us for losses resulting from a counterparty’s failure to fulfill its contractual obligations. The losses are not capped at a maximum amount and apply to all trades executed through such clearing broker. At December 31, 2014 and 2013, we had not recorded any liabilities with regard to this right.

In the ordinary course of business, we enter into contracts that contain a variety of representations, warranties and general indemnifications. Our maximum exposure from any claims under these arrangements is unknown, as this would involve claims that have not yet occurred. However, based on past experience, we expect the risk of material loss to be remote.

In January 2014, our Board of Directors authorized a share repurchase program for up to $35.0 million of our common stock. In July 2014, our Board of Directors increased the authorization under the share repurchase program by an additional $65.0 million of our common stock. For the year ended December 31, 2014, we repurchased 646,185 shares of our common stock at a cost of $38.0 million. As of December 31, 2014, approximately $62.0 million remains authorized for repurchase under the share repurchase program. Shares repurchased under the program will be held in treasury for future use. The share repurchase program will expire on December 31, 2015.

In January 2015, our Board of Directors approved a quarterly cash dividend of $0.20 per share payable on February 26, 2015 to stockholders of record as of the close of business on February 12, 2015. Any future declaration and payment of dividends will be at the sole discretion of our Board of Directors. Our Board of Directors may take into account such matters as general business conditions, our financial results, capital requirements, contractual obligations, legal, and regulatory restrictions on the payment of dividends to our stockholders or by our subsidiaries to their respective parent entities, and such other factors as the Board of Directors may deem relevant.

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

Contractual Obligations and Commitments

As of December 31, 2014, we had the following contractual obligations and commitments:

	Payments due by period
		Less than			More than
	Total	1 year	1 - 3 years	3 - 5 years	5 years
	(In thousands)
Operating leases	$25,340	$1,785	$5,728	$5,828	$11,999
Foreign currency forward contract	31,986	31,986	—	—	—
	$57,326	$33,771	$5,728	$5,828	$11,999

We enter into foreign currency forward contracts to hedge our exposure to variability in certain foreign currency cash flows resulting from the net investment in our U.K. subsidiaries. As of December 31, 2014, the notional value of the foreign currency forward contract outstanding was $32.0 million and the fair value of the asset was $0.1 million.

In January 2013, we entered into a three-year credit agreement that provides for revolving loans and letters of credit up to an aggregate of $50.0 million. Subject to satisfaction of certain specified conditions, we are permitted to upsize the credit facility by an additional $50.0 million.

In January 2015, our Board of Directors approved a quarterly dividend to be paid to the holders of the outstanding shares of capital stock. A cash dividend of $0.20 per share will be payable on February 26, 2015 to stockholders of record as of the close of business on February 12, 2015. We expect the total amount payable to be approximately $7.5 million.

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

As of December 31, 2014, we had a $64.9 million investment in securities available-for-sale. Adverse movements, such as a 10% decrease in the value of these securities or a downturn or disruption in the markets for these securities, could result in a substantial loss. In addition, principal gains and losses resulting from these securities could on occasion have a disproportionate effect, positive or negative, on our financial condition and results of operations for any particular reporting period.

See also Item 1A. Risk Factors, “Risks Related to Our Business – Global economic, political and market factors beyond our control could reduce demand for our services, and our profitability and business could suffer.”

Interest Rate Risk

Interest rate risk represents our exposure to interest rate changes with respect to the money market instruments and fixed-income securities in which we invest. As of December 31, 2014, our cash and cash equivalents and securities available-for-sale amounted to $233.8 million and were primarily invested in money market instruments, corporate bonds and municipal securities. We do not maintain an inventory of bonds that are traded on our platform.

Derivative Risk

Our limited derivative risk stems from our activities in the foreign currency forward contract market. We use this market to mitigate our U.S. dollar versus Pound Sterling exposure that arises from the activities of our U.K. subsidiaries. As of December 31, 2014, the notional fair value of our foreign currency forward contract was $32.0 million. We do not speculate in any derivative instruments.

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

We are exposed to credit risk in our role as trading counterparty to our clients executing bond trades on our platform. We are exposed to the risk that third parties that owe us money, securities or other assets will not perform their obligations. These parties may default on their obligations to us due to bankruptcy, lack of liquidity, operational failure or other reasons. Adverse movements in the prices of securities that are the subject of these transactions can increase our risk. Where the unmatched position or failure to deliver is prolonged there may also be financing costs or regulatory capital charges required to be taken by us. In connection with Open Trading™ or other anonymous protocols, we expect that the number of transactions in which we act as a matched principal will increase.

In the process of executing matched principal transactions, miscommunications and other errors by our clients can arise whereby one of the counterparties to the transaction rejects the trade or otherwise refuses to settle their side of the transaction on the terms recorded by our platform. These unsettled or rejected trades are referred to as “out trades,” and they create a potential liability for our subsidiary involved in the trade. If an error is promptly discovered and alleged by a client and there is a prompt cancellation of the trade or disposition of the unmatched position by us or the other party to the trade, the risk to us is usually limited. If the discovery of an error by a client is delayed, the risk is heightened by the increased possibility of intervening movements in the price of the applicable security prior to disposition. Although out trades usually become known at the time of, or later on the day of, the trade, it is possible that they may not be discovered until later in the settlement process.  Although our error policies and procedures are intended to limit our liability in the event of an out trade, the occurrence of out trades generally rises with increases in the volatility of the market and, depending on their cause, number and amount, such out trades have the potential to have a material adverse effect on our financial condition and results of operations.

We have policies and procedures in place to identify and manage our credit risk.  In connection with the recent growth of our Open Trading™ protocols, we are also developing additional automated controls to help us manage our credit risk exposure.  There can be no assurance that the policies, procedures and automated controls we use to manage this credit risk will effectively mitigate our credit risk exposure. Some of our risk management procedures are reliant upon the evaluation of information regarding the fixed- income markets, our clients or other relevant matters that are publicly available or otherwise acquired from third party sources. Such information may not be accurate, complete, up-to-date or properly assessed and interpreted by us. If our risk management procedures fail, our business, financial condition and results of operations may be adversely affected. Furthermore, our insurance policies are unlikely to provide coverage for such risks.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2014. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework (2013).

Based on our assessment and those criteria, management concluded that the Company maintained effective internal control over financial reporting as of December 31, 2014.

The effectiveness of our internal control over financial reporting as of December 31, 2014 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Report of Independent Registered Public Accounting Firm

To Board of Directors and Stockholders of

MarketAxess Holdings Inc.:

In our opinion, the accompanying consolidated statements of financial condition and related consolidated statements of operations, consolidated statements of comprehensive income, consolidated statements of changes in stockholders’ equity, and consolidated statements of cash flows, present fairly, in all material respects, the financial position of MarketAxess Holdings Inc. and its subsidiaries at December 31, 2014 and December 31, 2013, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2014 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in “Management’s Report on Internal Control over Financial Reporting.” Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

PricewaterhouseCoopers LLP

New York, New York

February 25, 2015

MARKETAXESS HOLDINGS INC.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	As of December 31
	2014	2013
	(In thousands, except share and per share amounts)
ASSETS
Cash and cash equivalents	$168,924	$132,691
Securities available-for-sale, at fair value	64,863	67,742
Accounts receivable, net of allowance of $3 and $133 as of December 31, 2014 and December 31, 2013, respectively	33,836	34,158
Goodwill and intangible assets, net of accumulated amortization	66,419	68,697
Furniture, equipment, leasehold improvements and capitalized software, net of accumulated depreciation and amortization	32,185	32,703
Prepaid expenses and other assets	6,685	10,640
Deferred tax assets, net	6,972	7,279
Total assets	$379,884	$353,910

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Accrued employee compensation	$25,310	$24,001
Income and other tax liabilities	5,940	3,975
Deferred revenue	2,465	2,713
Accounts payable, accrued expenses and other liabilities	11,961	12,859
Total liabilities	45,676	43,548

Commitments and Contingencies (Note 13)	—	—

Stockholders’ equity
Preferred stock, $0.001 par value, 4,855,000 shares authorized, no shares issued and outstanding as of December 31, 2014 and December 31, 2013	—	—
Series A Preferred Stock, $0.001 par value, 110,000 shares authorized, no shares issued and outstanding as of December 31, 2014 and December 31, 2013	—	—
Common stock voting, $0.003 par value, 110,000,000 shares authorized, 39,460,066 shares and 39,224,016 shares issued and 37,318,722 shares and 37,728,857 shares outstanding as of December 31, 2014 and December 31, 2013, respectively	120	119
Common stock non-voting, $0.003 par value, 10,000,000 shares authorized, no shares issued and outstanding as of December 31, 2014 and December 31, 2013	—	—
Additional paid-in capital	307,059	295,557
Treasury stock - Common stock voting, at cost, 2,141,344 and 1,495,159 shares as of December 31, 2014 and December 31, 2013, respectively	(70,247)	(32,273)
Retained earnings	101,813	51,042
Accumulated other comprehensive loss	(4,537)	(4,083)
Total stockholders’ equity	334,208	310,362
Total liabilities and stockholders’ equity	$379,884	$353,910

The accompanying notes are an integral part of these consolidated financial statements.

MARKETAXESS HOLDINGS INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2014	2013	2012
	(In thousands, except per share amounts)
Revenues
Commissions	$221,138	$203,652	$174,199
Information and post-trade services	31,510	25,377	7,435
Technology products and services	6,874	6,331	4,988
Investment income	543	420	1,057
Other	2,709	2,953	3,161
Total revenues	262,774	238,733	190,840

Expenses
Employee compensation and benefits	74,995	64,406	54,678
Depreciation and amortization	17,379	14,123	6,758
Technology and communications	17,685	16,037	12,523
Professional and consulting fees	14,375	18,220	12,150
Occupancy	4,381	5,173	2,446
Marketing and advertising	5,769	4,632	5,169
General and administrative	9,654	8,862	7,746
Total expenses	144,238	131,453	101,470
Income before income taxes from continuing operations	118,536	107,280	89,370
Provision for income taxes	43,730	38,717	27,586
Net income from continuing operations	74,806	68,563	61,784
Loss from discontinued operations, net of income taxes	—	(189)	(1,715)
Gain on the sale of discontinued operations, net of tax benefit	—	7,642	—
Net income	$74,806	$76,016	$60,069

Basic earnings per common share
Income from continuing operations	$2.03	$1.86	$1.69
Income (loss) from discontinued operations	—	0.20	(0.04)
Net income per common share	$2.03	$2.06	$1.65

Diluted earnings per common share
Income from continuing operations	$1.97	$1.81	$1.64
Income (loss) from discontinued operations	—	0.20	(0.05)
Net income per common share	$1.97	$2.01	$1.59

Cash dividends declared per common share	$0.64	$0.52	$1.74

Weighted average shares outstanding
Basic	36,930	36,886	36,516
Diluted	37,889	37,888	37,816

The accompanying notes are an integral part of these consolidated financial statements.

MARKETAXESS HOLDINGS INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
	2014	2013	2012
	(In thousands)
Net income	$74,806	$76,016	$60,069
Net cumulative translation adjustment and foreign currency exchange hedge, net of tax of $(275), $(310) and $(390), respectively	(399)	(537)	(748)
Net unrealized (loss) gain on securities available-for-sale, net of tax of ($9), $14, and $(244), respectively	(16)	21	(342)
Less: reclassification adjustment for realized gain on the sale of securities available-for-sale included in Other Income, net of tax of $(24), $(299) and $(76), respectively	(39)	(474)	(121)
Net changed in unrealized (loss) on securities available-for-sale, net of tax	(55)	(453)	(463)
Comprehensive Income	$74,352	$75,026	$58,858

The accompanying notes are an integral part of these consolidated financial statements.

MARKETAXESS HOLDINGS INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

				Treasury
		Common		Stock -		Accumulated
	Common	Stock	Additional	Common	Retained	Other	Total
	Stock	Non -	Paid-In	Stock	Earnings	Comprehen-	Stockholders’
	Voting	Voting	Capital	Voting	(Deficit)	sive Loss	Equity
	(In thousands)
Balance at December 31, 2011	$113	$9	$340,716	$(25,933)	$(584)	$(1,882)	$312,439
Net income	—	—	—	—	60,069	—	60,069
Cumulative translation adjustment and foreign currency exchange hedge, net of tax	—	—	—	—	—	(748)	(748)
Unrealized net (loss) on securities available-for-sale, net of tax	—	—	—	—	—	(463)	(463)
Stock-based compensation	—	—	8,385	—	—	—	8,385
Exercise of stock options	3	—	8,522	—	—	—	8,525
Withholding tax payments on restricted stock vesting and stock option exercises	—	—	(20,003)	—	—	—	(20,003)
Excess tax benefits from stock-based compensation	—	—	14,775	—	—	—	14,775
Conversion of common stock non-voting to common stock voting	2	(2)	(15,878)	15,878	—	—	—
Repurchases of common stock	—	(7)	(52,908)	(22,218)	—	—	(75,133)
Cash dividend on common stock	—	—	—	—	(65,129)	—	(65,129)
Balance at December 31, 2012	118	—	283,609	(32,273)	(5,644)	(3,093)	242,717
Net income	—	—	—	—	76,016	—	76,016
Cumulative translation adjustment and foreign currency exchange hedge, net of tax	—	—	—	—	—	(537)	(537)
Unrealized net (loss) on securities available-for-sale, net of tax	—	—	—	—	—	(453)	(453)
Stock-based compensation	—	—	8,879	—	—	—	8,879
Exercise of stock options	1	—	3,038	—	—	—	3,039
Withholding tax payments on restricted stock vesting and stock option exercises	—	—	(5,001)	—	—	—	(5,001)
Excess tax benefits from stock-based compensation	—	—	5,032	—	—	—	5,032
Cash dividend on common stock	—	—	—	—	(19,330)	—	(19,330)
Balance at December 31, 2013	119	—	295,557	(32,273)	51,042	(4,083)	310,362
Net income	—	—	—	—	74,806	—	74,806
Cumulative translation adjustment and foreign currency exchange hedge, net of tax	—	—	—	—	—	(399)	(399)
Unrealized net (loss) on securities available-for-sale, net of tax	—	—	—	—	—	(55)	(55)
Stock-based compensation	—	—	9,769	—	—	—	9,769
Exercise of stock options	1	—	2,510	—	—	—	2,511
Withholding tax payments on restricted stock vesting and stock option exercises	—	—	(5,020)	—	—	—	(5,020)
Excess tax benefits from stock-based compensation	—	—	4,243	—	—	—	4,243
Repurchases of common stock				(37,974)			(37,974)
Cash dividend on common stock	—	—	—	—	(24,035)	—	(24,035)
Balance at December 31, 2014	$120	$—	$307,059	$(70,247)	$101,813	$(4,537)	$334,208

The accompanying notes are an integral part of these consolidated financial statements.

MARKETAXESS HOLDINGS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2014	2013	2012
	(In thousands)
Cash flows from operating activities
Net income	$74,806	$76,016	$60,069
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	17,379	13,051	8,233
Stock-based compensation expense	9,769	8,879	8,385
Deferred taxes	(374)	(1,331)	(643)
Gain on the sale of discontinued operations	—	(7,642)	—
Other	1,725	(296)	1,204
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	827	(1,714)	4,607
Decrease (increase) in prepaid expenses and other assets	3,344	(1,846)	412
Increase in accrued employee compensation	1,309	4,010	320
Increase (decrease) in income and other tax liabilities	2,365	2,959	(2,871)
(Decrease) in deferred revenue	(248)	(1,571)	(462)
(Decrease) increase in accounts payable, accrued expenses and other liabilities	(950)	364	2,328
Net cash provided by operating activities	109,952	90,879	81,582
Cash flows from investing activities
Acquisition of business, net of cash acquired	—	(37,827)	—
Cash proceeds from the sale of discontinued operations, net of cash sold	—	9,346	—
Securities available-for-sale:
Proceeds from sales	—	30,900	23,663
Proceeds from maturities	17,574	12,515	18,313
Purchases	(16,423)	(60,755)	(16,543)
Purchases of furniture, equipment and leasehold improvements	(4,627)	(15,337)	(5,153)
Capitalization of software development costs	(10,160)	(7,945)	(5,207)
Other	611	(18)	(43)
Net cash (used in ) provided by investing activities	(13,025)	(69,121)	15,030
Cash flows from financing activities
Cash dividend on common stock	(23,941)	(19,837)	(64,041)
Exercise of stock options	2,511	3,039	8,525
Withholding tax payments on restricted stock vesting and stock option exercises	(5,020)	(5,001)	(20,003)
Excess tax benefits from stock-based compensation	4,243	5,032	14,775
Repurchases of common stock	(37,974)	—	(75,133)
Other	(42)	(307)	(298)
Net cash (used in) financing activities	(60,223)	(17,074)	(136,175)
Effect of exchange rate changes on cash and cash equivalents	(471)	(901)	(1,149)
Cash and cash equivalents
Net increase (decrease) for the period	36,233	3,783	(40,712)
Beginning of period	132,691	128,908	169,620
End of period	$168,924	$132,691	$128,908
Supplemental cash flow information:
Cash paid during the year
Cash paid for income taxes	$33,627	$30,768	$15,102
Non-cash investing and financing activity:
Conversion of common stock non-voting to common stock voting			15,880
Liabilities assumed in connection with the Xtrakter acquisition:
Fair value of assets acquired		$44,791
Cash paid for the capital stock		(37,827)
Liabilities assumed		$6,964

The accompanying notes are an integral part of these consolidated financial statements.

marketaxess holdings inc.

notes to consolidated financial statements

1. Organization and Principal Business Activity

MarketAxess Holdings Inc. (the “Company” or “MarketAxess”) was incorporated in the State of Delaware on April 11, 2000. Through its subsidiaries, the Company operates an electronic trading platform for corporate bonds and other types of fixed-income instruments through which the Company’s institutional investor clients can access liquidity provided by its broker-dealer and other institutional clients. The Company’s multi-dealer trading platform allows its institutional investor clients to simultaneously request competitive, executable bids or offers from multiple broker-dealers, and to execute trades with the broker-dealer of their choice. The Company’s trading platform provides access to global liquidity in U.S. high-grade corporate bonds, emerging markets and high-yield bonds, European bonds, U.S. agency bonds, credit derivatives and other fixed-income securities. The Company also executes certain bond transactions between and among institutional investor and broker-dealer clients on a matched principal (often called “riskless principal”) basis by serving as counterparty to both the buyer and the seller in trades which then settle through a third-party clearing broker. The Company provides fixed-income market data, analytics and compliance tools that help its clients make trading decisions. The Company also provides trade matching and regulatory transaction reporting services to the securities markets. In addition, the Company provides technology solutions and professional consulting services to fixed-income industry participants.

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

Securities Available-for-Sale

The Company classifies its marketable securities as available-for-sale securities. Unrealized marketable securities gains and losses, net of taxes, are included in accumulated other comprehensive loss in the Consolidated Statements of Financial Condition. Realized gains and losses are recorded in the Consolidated Statements of Operations in other revenues. For the purpose of computing realized gains and losses, cost is determined on a specific identification basis.

The Company assesses whether an other-than-temporary impairment loss on the investments has occurred due to declines in fair value or other market conditions. The portion of an other-than-temporary impairment related to credit loss is recorded as a charge in the Consolidated Statements of Operations. The remainder is recognized in accumulated other comprehensive loss if the Company does not intend to sell the security and it is more likely than not that the Company will not be required to sell the security prior to recovery. No charges for other-than-temporary losses were recorded during the year ended December 31, 2014, 2013 or 2012.

Fair Value Financial Instruments
Fair value is defined as “the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.” A three-tiered hierarchy for determining fair value has been established that prioritizes inputs to valuation techniques used in fair value calculations. The three levels of inputs are defined as Level 1 (unadjusted quoted prices for identical assets or liabilities in active markets), Level 2 (inputs that are observable in the marketplace other than those inputs classified in Level 1) and Level 3 (inputs that are unobservable in the marketplace). The Company’s financial assets and liabilities measured at fair value on a recurring basis consist of its money market funds, securities available-for-sale portfolio and one foreign currency forward contract. All other financial instruments are short-term in nature and the carrying amounts reported in our Consolidated Statements of Financial Condition approximate fair value.

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

The allowance for doubtful accounts was $0.0 million, $0.1 million and $0.1 million as of December 31, 2014, 2013 and 2012, respectively. The provision for bad debts was $0.1 million, $0.2 million and $0.2 million for the years ended December 31, 2014, 2013 and 2012, respectively. Write-offs and other charges against the allowance for doubtful accounts were $0.0 million, $0.1 million and $1.4 million for the years ended December 31, 2014, 2013 and 2012, respectively.

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

MARKETAXESS HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Information and post-trade services. The Company generates revenue from information services provided to our broker-dealer clients, institutional investor clients and data-only subscribers. Information services are invoiced monthly, quarterly or annually. When billed in advance, revenues are deferred and recognized monthly on a straight-line basis. The Company also generates revenue from regulatory transaction reporting and trade matching services. Revenue is recognized in the period the services are provided.

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

MARKETAXESS HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

3. Net Capital Requirements

Certain U.S. subsidiaries of the Company are registered as a broker-dealer or swap execution facility and therefore are subject to the applicable rules and regulations of the Securities and Exchange Commission and the Commodity Futures Trading Commission. These rules contain minimum net capital requirements, as defined in the applicable regulations, and also may require a significant part of the registrants’ assets be kept in relatively liquid form. Certain of the Company’s foreign subsidiaries are regulated by the Financial Conduct Authority in the U.K. or Ontario Securities Commission in Canada and must maintain financial resources, as defined in the applicable regulations, in excess of the applicable financial resources requirement. As of December 31, 2014, each of the Company’s subsidiaries that are subject to these regulations had net capital or financial resources in excess of their minimum requirements. As of December 31, 2014, the Company’s subsidiaries maintained aggregate net capital and financial resources that was $81.1 million in excess of the required levels of $12.4 million.

Each of the Company’s U.S. and foreign regulated subsidiaries are subject to local regulations which generally prohibit repayment of borrowings from the Company or affiliates, paying cash dividends, making loans to the Company or affiliates or

MARKETAXESS HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

	Level 1	Level 2	Level 3	Total
As of December 31, 2014	(In thousands)
Money market funds	$62,126	$—	$—	$62,126
Securities available-for-sale
Municipal securities	—	11,696	—	11,696
Corporate bonds	—	53,167	—	53,167
Foreign currency forward position	—	103	—	103
	$62,126	$64,966	$—	$127,092

As of December 31, 2013
Money market funds	$90,536	$—	$—	$90,536
Securities available-for-sale
Municipal securities	—	16,052	—	16,052
Corporate bonds	—	51,690	—	51,690
Foreign currency forward and option contracts	—	(472)	—	(472)
	$90,536	$67,270	$—	$157,806

Securities classified within Level 2 were valued using a market approach utilizing prices and other relevant information generated by market transactions involving comparable assets. The foreign currency forward contracts are classified within Level 2 as the valuation inputs are based on quoted market prices. There were no financial assets classified within Level 3 during the years ended December 31, 2014 and 2013.

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

	As of December 31,
	2014	2013
	(In thousands)
Notional value	$32,089	$29,431
Fair value of notional	31,986	29,903
Fair value of the asset (liability)	$103	$(472)

MARKETAXESS HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following is a summary of the Company’s securities available-for-sale:

		Gross	Gross	Estimated
	Amortized	unrealized	unrealized	fair
	cost	gains	losses	value
	(In thousands)
As of December 31, 2014
Municipal securities	$11,693	$5	$(2)	$11,696
Corporate bonds	53,146	50	(29)	53,167
Total securities available-for-sale	$64,839	$55	$(31)	$64,863

As of December 31, 2013
Municipal securities	16,049	9	(6)	16,052
Corporate bonds	51,579	124	(13)	51,690
Total securities available-for-sale	$67,628	$133	$(19)	$67,742

The following table summarizes the contractual maturities of securities available-for-sale:

	As of December 31,
	2014	2013
	(In thousands)
Less than one year	$36,062	$12,332
Due in 1 - 5 years	28,801	55,410
Total securities available-for-sale	$64,863	$67,742

Proceeds from the sales and maturities of securities available-for-sale during the years ended December 31, 2014, 2013 and 2012 were $17.6 million, $43.4 million and $42.0 million, respectively.

The following table provides fair values and unrealized losses on securities available-for-sale and the aging of the securities’ continuous unrealized loss position:

	Less than Twelve Months		Twelve Months or More		Total
	Estimated	Gross	Estimated	Gross	Estimated	Gross
	fair	unrealized	fair	unrealized	fair	unrealized
	value	losses	value	losses	value	losses
	(In thousands)
As of December 31, 2014
Municipal securities	$2,139	$(2)	$—	$—	$2,139	$(2)
Corporate bonds	20,487	(29)	—	—	20,487	(29)
Total	$22,626	$(31)	$—	$—	$22,626	$(31)

As of December 31, 2013
Municipal securities	$4,955	(6)	—	—	4,955	(6)
Corporate bonds	10,728	(13)	—	—	10,728	(13)
Total	$15,683	$(19)	$—	$—	$15,683	$(19)

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

MARKETAXESS HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

From the date of acquisition to December 31, 2013, Xtrakter-related revenue and net loss of $18.4 million and $0.9 million, respectively, have been included in the Company’s Consolidated Statements of Operations. The following unaudited pro forma consolidated financial information reflects the results of continuing operations of the Company for the years ended December 31, 2013 and 2012, as if the acquisition of Xtrakter had occurred as of the beginning of each period presented, after giving effect to certain purchase accounting adjustments. These pro forma results are not necessarily indicative of what the Company’s operating results would have been had the acquisition actually taken place at the beginning of each period presented. The pro forma financial information includes the amortization charges from acquired intangible assets, adjustments to interest income to reflect the cash purchase price and related tax effects.

	Pro forma
	Year Ended December 31,
	2013	2012
	(In thousands, except per share amounts)
	(unaudited)
Revenues	$242,657	$214,683
Income before income taxes	$107,316	$88,361
Net income	$68,579	$61,210
Basic net income per common share	$1.86	$1.68
Diluted net income per common share	$1.81	$1.62

MARKETAXESS HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

6. Goodwill and Intangible Assets

Goodwill and intangible assets with indefinite lives was $59.7 million as of both December 31, 2014 and 2013. Intangible assets that are subject to amortization, including the related accumulated amortization, are comprised of the following:

	December 31, 2014			December 31, 2013
	Cost	Accumulated Amortization	Net Carrying Amount	Cost	Accumulated Amortization	Net Carrying Amount
	(In thousands)
Technology	$5,770	$(3,826)	$1,944	$5,770	$(2,159)	$3,611
Customer relationships	5,682	(1,183)	4,499	5,698	(816)	4,882
Non-competition agreements	380	(232)	148	380	(106)	274
Tradenames	370	(253)	117	370	(153)	217
Total	$12,202	$(5,494)	$6,707	$12,218	$(3,234)	$8,984

Amortization expense associated with identifiable intangible assets was $2.3 million, $2.2 million and $42 thousand, respectively, for the years ended December 31, 2014, 2013 and 2012. Estimated total amortization expense is $2.3 million for 2015, $0.7 million for 2016 and $0.4 million for each of 2017, 2018 and 2019.

7. Capitalized Software, Furniture, Equipment and Leasehold Improvements

Capitalized software development costs, furniture, equipment and leasehold improvements, net of accumulated depreciation and amortization, are comprised of the following:

	As of December 31,
	2014	2013
	(In thousands)
Software development costs	$50,327	$41,062
Computer hardware and related software	24,095	22,051
Office hardware	2,785	2,380
Furniture and fixtures	1,921	1,777
Leasehold improvements	8,128	8,129
Computer hardware under capital lease	1,418	1,419
	88,674	76,818
Accumulated depreciation and amortization	(56,489)	(44,115)
Total	$32,185	$32,703

During the years ended December 31, 2014, 2013 and 2012, software development costs totaling $10.2 million, $10.9 million, which includes the $2.9 million from the out-of-period adjustment, and $5.2 million, respectively, were capitalized. Non-capitalized software costs and routine maintenance costs are expensed as incurred and are included in employee compensation and benefits and professional and consulting fees in the Consolidated Statements of Operations.

MARKETAXESS HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

8. Income Taxes

The provision for income taxes from continuing operations consists of the following:

	Year Ended December 31,
	2014	2013	2012
	(In thousands)
Current:
Federal	$31,700	$26,071	$14,402
State and local	6,505	5,958	2,287
Foreign	1,456	1,014	1,315
Total current provision	39,661	33,043	18,004
Deferred:
Federal	3,583	5,507	8,542
State and local	530	812	1,046
Foreign	(44)	(645)	(6)
Total deferred provision	4,069	5,674	9,582
Provision for income taxes	$43,730	$38,717	$27,586

Pre-tax income from U.S. operations was $112.5 million, $105.2 million and $84.7 million for the years ended December 31, 2014, 2013 and 2012, respectively. Pre-tax income from foreign operations was $6.0 million, $2.1 million and $4.6 million for the years ended December 31, 2014, 2013 and 2012, respectively.

The difference between the Company’s reported provision for income taxes and the U.S. federal statutory rate of 35% is as follows:

	Year Ended December 31,
	2014	2013	2012

U.S. federal tax at statutory rate	35.0%	35.0%	35.0%
State and local taxes - net of federal benefit	4.2	4.1	2.4
Credits and deductions related to research activities	(1.7)	(3.0)	—
Release of previously unrecognized tax benefits	—	—	(7.5)
Other, net	(0.6)	—	1.0
Provision for income taxes	36.9%	36.1%	30.9%

MARKETAXESS HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following is a summary of the Company’s net deferred tax assets:

	As of December 31,
	2014	2013
	(In thousands)
Deferred tax assets
U.S. net operating loss carryforwards	$3,102	$4,273
Capital loss carryforwards	7,428	7,487
Stock compensation expense	7,266	6,022
Other	3,482	3,307
Total deferred tax assets	21,278	21,089
Valuation allowance	(7,428)	(7,743)
Net deferred tax assets	13,850	13,346
Deferred tax liabilities
Depreciation and amortization	(2,461)	(1,905)
Capitalized software development costs	(4,495)	(4,163)
Intangible assets	(1,854)	(2,331)
Deferred tax assets, net	$5,040	$4,947

As of December 31, 2014, the Company had deferred tax assets associated with stock-based compensation of approximately $7.3 million. There is a risk that the ultimate tax benefit realized upon the exercise of stock options or vesting of restricted stock could be less than the tax benefit previously recognized and exhaust the additional-paid-in-capital pool. If this should occur, any excess tax benefit previously recognized would be reversed, resulting in an increase in tax expense. Since the tax benefit to be realized in the future is unknown, it is not currently possible to estimate the impact on the deferred tax balance. As of December 31, 2014, the additional paid-in-capital pool, which is determined under a one pool approach for employee and non-employee awards, was approximately $52.6 million. The additional paid-in-capital pool is currently sufficient to absorb a complete write-off of the stock-based compensation deferred tax asset.

In 2001 and 2000, MarketAxess Holdings Inc. and MarketAxess Corporation had an ownership change within the meaning of Section 382 of the Internal Revenue Code. As of December 31, 2014, the Company had restricted U.S. federal net operating loss carryforwards of approximately $8.0 million, which begin to expire in 2021. The Company’s net operating loss carryforwards may be subject to additional annual limitations if there is a 50% or greater change in the Company’s ownership, as determined over a rolling three-year period.

The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which the temporary differences become deductible. If it is not more likely than not that some portion or all of the gross deferred income tax assets will be realized in future years, a valuation allowance is recorded. As of December 31, 2014, the valuation allowance relates to certain capital loss carryforwards that are not expected to be realized. In October 2013, the Company recognized a $20.6 million capital loss on the sale of Greenline Financial Technologies, Inc. (“Greenline”) (See Note 14, “Discontinued Operations”) of which $1.2 million was carried back or otherwise utilized against current period capital gains. A full valuation allowance was provided against the remaining capital loss carryforward.

MARKETAXESS HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

A summary of the changes in the valuation allowance is as follows:

	Year Ended December 31,
	2014	2013	2012
	(In thousands)
Valuation allowance at beginning of year	$7,743	$727	$287
(Decrease) increase to valuation allowance attributable to:
Current year income	(101)	(65)	440
State net operating loss	(155)	(406)	—
Capital (loss) gain	(59)	7,487	—
Valuation allowance at end of year	$7,428	$7,743	$727

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

In 2012, the Company recorded a reduction to the income tax provision of $6.7 million. The Company updated the recognition of certain acquired net operating loss carryforwards in response to a private letter ruling received from the Internal Revenue Service. As a result, the reserve for unrecognized tax benefits amounting to $3.6 million was reversed and deferred tax assets were increased by $3.1 million to recognize additional tax loss carryforwards. A reconciliation of the unrecognized tax benefits is as follows:

	Year Ended December 31,
	2014	2013	2012
	(In thousands)
Balance at beginning of year	$265	$49	$3,647
Additions for tax positions of current year	—	235	—
Reductions for tax positions of prior years	—	(19)	(3,598)
Balance at end of year	$265	$265	$49

The Company has determined that unremitted earnings of its foreign subsidiaries will be considered indefinitely reinvested outside of the United States. No provision has been made for income tax on approximately $5.3 million of undistributed earnings of foreign subsidiaries at December 31, 2014. If these earnings were repatriated to the United States or no longer determined to be indefinitely reinvested outside the United States, the deferred tax liability associated with such earnings would have been approximately $0.5 million.

9. Stockholders’ Equity

Common Stock

As of December 31, 2014 and 2013, the Company had 110,000,000 authorized shares of voting common stock and 10,000,000 authorized shares of non-voting common stock. Voting common stock entitles the holder to one vote per share of common stock held.

The following is a summary of the change in the Company’s outstanding shares of voting common stock:

	Year Ended December 31,
	2014	2013	2012
	(In thousands)
Outstanding shares of voting common stock at the beginning of year	39,224	38,902	37,725
Exercise of stock options	120	256	1,498
Issuance of restricted stock, net of shares withheld for tax payments and cancellations	116	66	(321)
Outstanding shares of voting common stock at the end of year	39,460	39,224	38,902

MARKETAXESS HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

In February 2012, the Company repurchased 1,821,730 shares of the Company’s non-voting common stock from JPMorgan Chase & Co. (“JPM”) (See Note 15, “Related Party”) at a cost of $52.9 million. Shares repurchased from JPM were cancelled by the Company. JPM also converted 763,924 shares of non-voting common stock to voting common stock in February 2012.  The voting common stock was issued from treasury stock.

In January 2014, the Board of Directors of the Company authorized a share repurchase program for up to $35.0 million of the Company’s common stock. In July 2014, the Board of Directors increased the authorization under the share repurchase program by an additional $65.0 million of the Company’s common stock. The share repurchase program will expire on December 31, 2015. For the year ended December 31, 2014, the Company repurchased 646,185 shares of common stock at a cost of $38.0 million. Shares repurchased under the program will be held in treasury for future use.

Dividends

In addition to regular quarterly dividends, in December 2012 the Company paid a special cash dividend of $1.30 per share. In January 2015, the Company’s Board of Directors approved a quarterly cash dividend of $0.20 per share payable on February 26, 2015 to stockholders of record as of the close of business on February 12, 2015. Any future declaration and payment of dividends will be at the sole discretion of the Company’s Board of Directors. The Board of Directors may take into account such matters as general business conditions, the Company’s financial results, capital requirements, contractual obligations, legal, and regulatory restrictions on the payment of dividends to the Company’s stockholders or by the Company’s subsidiaries to their respective parent entities, and any such other factors as the Board of Directors may deem relevant.

10. Stock-Based Compensation Plans

The Company has a stock incentive plan which provides for the grant of stock options, stock appreciation rights, restricted stock, performance shares, performance units, or other stock-based awards as incentives and rewards to encourage employees, consultants and non-employee directors to participate in the long-term success of the Company. As of December 31, 2014, there were 988,059 shares available for grant under the stock incentive plan.

Total stock-based compensation expense was as follows:

	Year Ended December 31,
	2014	2013	2012
	(In thousands)
Employee:
Restricted stock and performance shares	$8,193	$7,269	$7,046
Stock options	676	900	668
	8,869	8,169	7,714
Non-employee directors:
Restricted stock	900	710	671
Total stock-based compensation	$9,769	$8,879	$8,385

The Company records stock-based compensation expense for employees in employee compensation and benefits and for non-employee directors in general and administrative expenses in the Consolidated Statements of Operations.

MARKETAXESS HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Stock Options

The exercise price of each option granted is equal to the market price of the Company’s common stock on the date of grant. Generally, option grants have provided for vesting over a three or five-year period. Options expire in ten years from the date of grant. The fair value of each option award is estimated on the date of grant using the Black-Scholes option-pricing model. The determination of fair value of share-based payment awards on the date of grant using an option-pricing model is affected by the Company’s stock price as well as assumptions regarding a number of highly complex and subjective variables, including the expected stock price volatility over the term of the awards, the risk-free interest rate, the expected dividend yield rate and the expected term. Expected volatilities are based on historical volatility of the Company’s stock. The risk-free interest rate is based on U.S. Treasury securities with a maturity value approximating the expected term of the option.  The dividend yield rate is based on the expected annual dividends to be paid divided by the expected stock price. The expected term represents the period of time that options granted are expected to be outstanding based on actual and projected employee stock option exercise behavior.

The weighted-average fair value for options granted during 2014, 2013 and 2012 was $19.25, $19.61 and $12.26, respectively. The following table represents the assumptions used for the Black-Scholes option-pricing model to determine the per share weighted-average fair value for options granted for the three years ended December 31, 2014:

	2014	2013	2012
Expected life (years)	5.0	9.9	5.0
Risk-free interest rate	1.7%	1.9%	0.7%
Expected volatility	35.5%	44.3%	48.2%
Expected dividend yield	1.0%	1.2%	1.2%

The following table reports stock option activity during the three years ended December 31, 2014 and the intrinsic value as of December 31, 2014:

		Weighted-	Remaining
	Number of	Average	Contractual
	Shares	Exercise Price ($)	Term	Intrinsic Value ($)
				(In thousands)
Outstanding at December 31, 2011	2,927,737	9.42
Granted	13,292	32.45
Canceled	—	—
Exercised	(1,511,207)	5.64
Outstanding at December 31, 2012	1,429,822	13.62
Granted	51,597	41.75
Canceled	(4,348)	33.84
Exercised	(256,622)	12.33
Outstanding at December 31, 2013	1,220,449	15.01
Granted	382	63.07
Canceled	(41,071)
Exercised	(165,340)	15.85		7,518
Outstanding at December 31, 2014	1,014,420	13.81	3.1	58,731
Exercisable at December 31, 2014	928,813	13.05	2.9	54,482

The intrinsic value is the amount by which the closing price of the Company’s common stock on December 31, 2014 of $71.71 or the price on the day of exercise exceeds the exercise price of the stock options multiplied by the number of shares. As of December 31, 2014, there was $0.4 million of total unrecognized compensation cost related to non-vested stock options. That cost is expected to be recognized over a weighted-average period of 1.0 years.

Restricted Stock and Performance Shares

Restricted stock generally vests over a three or five-year period. Compensation expense is measured at the grant date and recognized ratably over the vesting period. Performance share awards are granted to certain senior managers. Each performance share award is earned or forfeited based on the level of achievement by the Company of pre-tax operating income on a per share basis

MARKETAXESS HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

before performance share and cash bonus expense. The pay-out ranges from zero to 150% of the performance share award. For each performance share earned, a participant is awarded an equal number of shares of restricted stock. Any restricted stock awarded to a participant vests and ceases to be restricted stock in two equal installments on each of the second and third anniversaries of the date of grant of the applicable performance share award. Compensation expense for performance shares is measured at the grant date and recognized on a graded basis over the vesting period. The pay-out achievement was 85.0%, 108.0%, and 92.5% of the performance award for 2014, 2013 and 2012, respectively. The following table reports performance share activity for the three years ended December 31, 2014:

Performance year	2014	2013	2012
Share pay-out at plan	29,678	42,908	44,843
Actual share pay-out in following year	25,228	46,340	41,481
Fair value per share on grant date	$63.07	$35.98	$30.64

The following table reports restricted stock and performance share activity during the three years ended December 31, 2014:

		Weighted-Average
	Number of	Grant Date Fair
	Restricted Shares	Value
Outstanding at December 31, 2011	957,711	$15.69
Granted	206,965
Performance share pay-out	91,498
Canceled	(7,390)
Vested	(497,525)
Outstanding at December 31, 2012	751,259	$21.88
Granted	255,266
Performance share pay-out	41,481
Canceled	(93,358)
Vested	(384,914)
Outstanding at December 31, 2013	569,734	$31.86
Granted	149,349
Performance share pay-out	46,340
Canceled	(43,185)
Vested	(286,249)
Outstanding at December 31, 2014	435,989	$41.83

As of December 31, 2014, there was $11.4 million of total unrecognized compensation expense related to non-vested restricted stock and performance shares. That cost is expected to be recognized over a weighted-average period of 1.5 years.

MARKETAXESS HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

11. Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per common share:

	Year Ended December 31,
	2014	2013	2012
	(In thousands, except per share amounts)

Net income from continuing operations	$74,806	$68,563	$61,784
Net income (loss) from discontinued operations	—	7,453	(1,715)
Net income	$74,806	$76,016	$60,069

Common stock - voting	36,930	36,886	36,101
Common stock - non-voting	—	—	415
Basic weighted average shares outstanding	36,930	36,886	36,516
Basic earnings per common share
Income from continuing operations	$2.03	$1.86	$1.69
Income (loss) from discontinued operations	—	0.20	(0.04)
Basic earnings per share	$2.03	$2.06	$1.65

Weighted average shares outstanding	36,930	36,886	36,516
Dilutive effect of stock options and restricted stock	959	1,002	1,300
Diluted weighted average shares outstanding	37,889	37,888	37,816
Diluted earnings per common share
Income from continuing operations	$1.97	$1.81	$1.64
Income (loss) from discontinued operations	—	0.20	(0.05)
Diluted earnings per share	$1.97	$2.01	$1.59

Stock options and restricted stock totaling 66,637 shares, 160,838 shares and 86,346 shares for the years ended December 31, 2014, 2013 and 2012, respectively, were excluded from the computation of diluted earnings per share because their effect would have been antidilutive. The computation of diluted shares can vary among periods due, in part, to the change in the average price of the Company’s common stock.

12. Credit Facility

In January 2013, the Company entered into a three-year credit agreement (“Credit Agreement”) that provides for revolving loans and letters of credit up to an aggregate of $50.0 million (“Credit Facility”). As of December 31, 2014, there was $49.9 million available to borrow under the Credit Facility. Subject to satisfaction of certain specified conditions, the Company is permitted to upsize the Credit Facility by an additional $50.0 million.

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

The Credit Agreement requires that the Company’s consolidated total leverage ratio tested on the last day of each fiscal quarter not exceed 2.5 to 1.0. The Credit Agreement also requires that the Company’s consolidated interest coverage ratio tested on the last

MARKETAXESS HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

day of each fiscal quarter not fall below 3.5 to 1.0. The Company was in compliance with all applicable covenants at December 31, 2014 and 2013.

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

13. Commitments and Contingencies

Lease Commitments

The Company leases office space under non-cancelable lease agreements expiring at various dates through 2027. Office space leases are subject to escalation based on certain costs incurred by the landlord. Minimum rental commitments as of December 31, 2014 under such operating leases were as follows (in thousands):

2015	$1,785
2016	2,902
2017	2,826
2018	2,893
2019	2,935
2020 and thereafter	11,999
$25,340

Rental expense for the years ended December 31, 2014, 2013 and 2012 was $3.8 million, $3.8 million and $2.1 million, respectively, and is included in occupancy expense in the Consolidated Statements of Operations. Rental expense has been recorded based on the total minimum lease payments after giving effect to rent abatement and concessions, which are being amortized on a straight-line basis over the life of the lease. The Company is contingently obligated for standby letters of credit amounting to $1.3 million that were issued to landlords for office space.

The Company has assigned two lease agreements on leased properties to separate third parties. The Company is contingently liable should the assignees default on future lease obligations through the lease termination dates of November 2015 and November 2020. The aggregate amount of future lease obligations under these arrangements is $2.1 million as of December 31, 2014.

Legal

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

Based on currently available information, the outcome of the Company’s outstanding matters is not expected to have a material adverse impact on the Company’s financial position. It is not presently possible to determine the ultimate exposure to these matters and there is no assurance that the resolution of the outstanding matters will not significantly exceed any reserves accrued by the Company.

Other

The Company, through two regulated subsidiaries, executes certain bond transactions between and among institutional investor and broker-dealer clients on a matched principal basis by serving as counterparty to both the buyer and the seller in trades which settle through third-party clearing brokers. Settlement typically occurs within one to three trading days after the trade date. Cash settlement of the transaction occurs upon receipt or delivery of the underlying instrument that was traded. For the years ended December 31, 2014, 2013 and 2012, revenues from matched principal trading were approximately $7.4 million, $6.0 million and $3.5 million, respectively. Under securities clearing agreements with third party clearing brokers, the Company maintains a collateral deposit with each clearing broker in the form of cash. As of December 31, 2014, the amount of the collateral deposit included in prepaid expenses

MARKETAXESS HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

and other assets in the Consolidated Statements of Financial Condition was $0.9 million. The Company is exposed to credit risk in the event a counterparty does not fulfill its obligation to complete a transaction or if there is a miscommunication or other error in executing a matched principal transaction. Pursuant to the terms of the securities clearing agreements, the clearing broker has the right to charge the Company for losses resulting from a counterparty’s failure to fulfill its contractual obligations. The losses are not capped at a maximum amount and apply to all trades executed through the clearing broker. At December 31, 2014 and 2013, the Company had not recorded any liabilities with regard to this right.

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

14. Discontinued Operations

In October 2013, the Company sold 100% of the outstanding shares of Greenline, a wholly owned subsidiary of the Company, to CameronTec Intressenter AB. The aggregate purchase price was $11.0 million in cash, including a post-closing working capital adjustment. The Company recognized a gain on the disposition of $7.6 million, net of a tax benefit.

Greenline’s operating results have been classified as discontinued operations in the Consolidated Statement of Operations. The following is a summary of Greenline’s operating results:

	Year Ended December 31,
	2013	2012
	(In thousands)

Revenues	$6,137	$7,364
Expenses	6,384	10,048
Loss before income taxes and gain on the sale from discontinued operations	(247)	(2,684)
Benefit for income taxes	(58)	(969)
Gain on the sale of discontinued operations, net of tax benefit	7,642	—
Income (loss) from discontinued operations	$7,453	$(1,715)

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

16. Segment and Geographic Information

The Company operates an electronic multi-party platform for the trading of fixed-income securities and provides related data, analytics, compliance tools and post-trade services. The Company’s operations constitute a single business segment because of the highly integrated nature of these product and services, of the financial markets in which the Company competes and of the Company’s worldwide business activities. The Company believes that results by geographic region or client sector are not necessarily meaningful in understanding its business.

For the years ended December 31, 2014 and 2013, the U.K. is the only individual foreign country in which we have a subsidiary that accounted for 10% or more of the total revenues or total long-lived assets of the Company.  Revenues and long-lived assets are attributed to geographic area based on the location of the particular subsidiary. Long-lived assets are defined as furniture, equipment, leasehold improvements and capitalized software. Information regarding revenue for the three years ended December 31, 2014 and long-lived assets as of December 31, 2014 and 2013 follows:

MARKETAXESS HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Year Ended December 31,
	2014	2013	2012
	(In thousands)
Revenues
United States	$223,741	$207,519	$177,280
United Kingdom	38,189	30,722	13,344
Other	844	492	216
Total	$262,774	$238,733	$190,840

	As of December 31,
	2014	2013
	(In thousands)
Long-lived assets, as defined
United States	$23,099	$24,382
United Kingdom	9,057	8,305
Other	29	17
Total	$32,185	$32,703

17. Retirement Savings Plans

The Company, through its U.S. and U.K. subsidiaries, offers its employees the opportunity to invest in defined contribution plans. For the years ended December 31, 2014, 2013 and 2012, the Company contributed $1.8 million, $1.7 million and $1.1 million, respectively, to the plans.

18. Customer Concentration

During the years ended December 31, 2014, 2013 and 2012, no single client accounted for more than 10% of total revenue. One institutional investor client accounted for approximately 14.0%, 12.5% and 13.5% of trading volumes during the years ended December 31, 2014, 2013 and 2012, respectively. As of December 31, 2014, investment funds managed by this institutional investor client beneficially owned approximately 9% of the outstanding shares of the Company’s common stock, primarily through passive index and ETF funds.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Our management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our “disclosure controls and procedures,” as that term is defined in Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of December 31, 2014. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective to ensure that information required to be disclosed by MarketAxess in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and to ensure that information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2014 identified in connection with the evaluation thereof by our management, including the Chief Executive Officer and Chief Financial Officer, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s annual report on internal control over financial reporting and the report of our independent registered public accounting firm appears in Part II, Item 8. “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this item is incorporated herein by reference to the sections entitled “Proposal 1 — Election of Directors,” “Corporate Governance and Board Matters,” “Executive Officers” and “Other Matters — Section 16(a) beneficial ownership reporting compliance” in the Company’s definitive Proxy Statement (the “Proxy Statement”) for the Annual Meeting of Stockholders to be held in the second quarter of 2015. The Company intends to file the Proxy Statement within 120 days after the end of its fiscal year (i.e., on or before April 30, 2015). The Company’s Code of Conduct applicable to directors and all employees, including senior financial officers, is available on the Company’s website at www.marketaxess.com. If the Company makes any amendments to its Code of Conduct that is required to be disclosed pursuant to the Exchange Act, the Company will make such disclosures on its website.

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

Equity Compensation Plan Information

The following table provides certain information regarding common stock authorized for issuance under the Company’s 2012 Incentive Plan as of December 31, 2014:

	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plan approved by stockholders	1,014,420	$13.81	988,059

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

10.2

MarketAxess Holdings Inc. 2004 Annual Performance Incentive Plan (incorporated by reference to Exhibit 10.11 to the registrant’s Registration Statement on Form S-1, as amended (Registration No. 333-112718)) #

10.3

MarketAxess Holdings Inc. 2009 Code Section 162(m) Executive Performance Incentive Plan (incorporated by reference to Appendix B to the registrant’s Proxy Statement for its Annual Meeting for Stockholders held on June 7, 2012, filed on April 25, 2012)#

10.4(a)

Form of Restricted Stock Agreement for Richard M. McVey pursuant to the MarketAxess Holdings Inc. 2012 Incentive Plan (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K dated January 23, 2009)#

10.4(b)

Form of Restricted Stock Agreement for Employees other than Richard M. McVey pursuant to the MarketAxess Holdings Inc. 2012 Incentive Plan (incorporated by reference to Exhibit 10.3 to the registrant’s Current Report on Form 8-K dated January 15, 2008)#

10.5(a)

Form of Restricted Stock Unit Agreement for Richard M. McVey pursuant to the MarketAxess Holdings Inc. 2012 Incentive Plan (incorporated by reference to Exhibit 10.3 to the registrant’s Current Report on Form 8-K dated January 19, 2011)#

10.5(b)

Form of Restricted Stock Unit Agreement for employees other than Richard M. McVey pursuant to the MarketAxess Holdings Inc. 2012 Incentive Plan (incorporated by reference to Exhibit 10.4 to the registrant’s Current Report on Form 8-K dated January 19, 2011)#

10.5(c)

Guidelines for Restricted Stock Units granted under the MarketAxess Holdings Inc. 2012 Incentive Plan (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K dated January 19, 2011)#

10.6(a)

Form of Performance Share Award Agreement for Richard M. McVey pursuant to the MarketAxess Holdings Inc. 2012 Incentive Plan (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K dated January 15, 2008)#

Number	Description
10.6(b)

Form of Performance Share Award Agreement for Employees other than Richard M. McVey pursuant to the MarketAxess Holdings Inc. 2012 Incentive Plan (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K dated January 15, 2008)#

10.7(a)

Form of Incentive Stock Option Agreement for Richard McVey pursuant to the MarketAxess Holdings Inc. 2012 Incentive Plan (incorporated by reference to Exhibit 10.5 to the registrant’s Current Report on Form 8-K dated January 15, 2008)#

10.7(b)

Form of Incentive Stock Option Agreement for Employees other than Richard M. McVey pursuant to the MarketAxess Holdings Inc. 2012 Incentive Plan (incorporated by reference to Exhibit 10.4 to the registrant’s Current Report on Form 8-K dated January 15, 2008)#

10.7(c)

Form of Non-Qualified Stock Option Agreement pursuant to the MarketAxess Holdings Inc. 2012 Incentive Plan (incorporated by reference to Appendix C to the registrant’s Proxy Statement for its Annual Meeting of Stockholders held on June 7, 2006, filed on May 1, 2006)#

10.8(a)	MarketAxess Severance Pay Plan, effective August 1, 2006 (incorporated by reference to Exhibit 10.28(a) to the registrant’s Form 10-K for the year ended December 31, 2009 filed on March 3, 2009)#
10.8(b)

Amendment No. 1 to MarketAxess Severance Pay Plan, dated as of December 17, 2008 (incorporated by reference to Exhibit 10.28(b) to the registrant’s Form 10-K for the year ended December 31, 2009 filed on March 3, 2009)#

10.9(a)

Incentive Stock Option Agreement, dated January 19, 2011, by and between MarketAxess Holdings Inc. and Richard M. McVey (incorporated by reference to Exhibit 10.6 to the registrant’s Current Report on Form 8-K dated January 19, 2011)#

10.9(b)

Restricted Stock Unit Agreement, dated January 19, 2011, by and between MarketAxess Holdings Inc. and Richard M. McVey (incorporated by reference to Exhibit 10.8 to the registrant’s Current Report on Form 8-K dated January 19, 2011)#

10.9(c)

Employment Letter Agreement, dated as of January 15, 2015, by and between MarketAxess Holdings Inc. and Richard M. McVey (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K dated January 15, 2015)#

10.9(d)

Incentive Stock Option Agreement, dated as of January 15, 2015, by and between MarketAxess Holdings Inc. and Richard M. McVey (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K dated January 15, 2015)#

10.9(e)

Performance Award Agreement, dated as of January 15, 2015, by and between MarketAxess Holdings Inc. and Richard M. McVey (incorporated by reference to Exhibit 10.3 to the registrant’s Current Report on Form 8-K dated January 15, 2015)#

10.10(a)

Credit Agreement, dated as of January 14, 2013, among MarketAxess Holdings Inc., the lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K dated January 14, 2013)

10.10(b)

Guarantee Agreement, made as of January 14, 2013, by and among MarketAxess Technologies Inc. and Greenline Financial Technologies, Inc., as initial guarantors, in favor of JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K dated January 14, 2013)

10.10(c)

Pledge and Security Agreement, dated as of January 14, 2013, by and between MarketAxess Holdings Inc. and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.3 to the registrant’s Current Report on Form 8-K dated January 14, 2013)

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

**

Attached as Exhibit 101 to this Annual Report on Form 10-K are the following materials, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Financial Condition as of December 31, 2014 and December 31, 2013; (ii) Consolidated Statements of Operations for the Years Ended December 31, 2014, 2013 and 2012; (iii) Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2014, 2013 and 2012; (iv) Consolidated Statement of Stockholders’ Equity for the Years Ended December 31, 2014, 2013 and 2012; (v) Consolidated Statements of Cash Flows for the Years Ended December 31, 2014, 2013 and 2012; and (vi) Notes to the Consolidated Financial Statements.

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

MARKETAXESS HOLDINGS INC.

By:	/s/ RICHARD M. MCVEY
Richard M. McVey
Chief Executive Officer

Date:	February 25, 2015

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title(s)	Date

/s/ RICHARD M. MCVEY Richard M. McVey	Chief Executive Officer and Chairman of the Board of Directors (principal executive officer)	February 25, 2015

/s/ ANTONIO L. DELISE Antonio L. DeLise	Chief Financial Officer (principal financial and accounting officer)	February 25, 2015

/s/ STEVEN L. BEGLEITER	Director	February 25, 2015
Steven L. Begleiter

/s/ STEPHEN P. CASPER	Director	February 25, 2015
Stephen P. Casper

/s/ JANE CHWICK	Director	February 25, 2015
Jane Chwick

/s/ WILLIAM CRUGER	Director	February 25, 2015
William Cruger

/s/ LESLEY DANIELS WEBSTER	Director	February 25, 2015
Lesley Daniels Webster

/s/ DAVID G. GOMACH	Director	February 25, 2015
David G. Gomach

/s/ CARLOS M. HERNANDEZ	Director	February 25, 2015
Carlos M. Hernandez

/s/ RONALD M. HERSCH	Director	February 25, 2015
Ronald M. Hersch

/s/ JOHN STEINHARDT	Director	February 25, 2015
John Steinhardt

/s/ JAMES J. SULLIVAN	Director	February 25, 2015
James J. Sullivan