Form 10-Q
period 2015-03-31
MARKETAXESS HOLDINGS INC
filed 2015-04-24
CIK 1278021

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

or

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

As of April 23, 2015, the number of shares of the Registrant’s voting common stock outstanding was 37,322,484.

MARKETAXESS HOLDINGS INC.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2015

PART I — Financial Information

Item 1. Financial Statements

MARKETAXESS HOLDINGS INC.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Unaudited)

	As of
	March 31, 2015	December 31, 2014
	(In thousands, except share and per share amounts)
ASSETS
Cash and cash equivalents	$161,048	$168,924
Securities available-for-sale, at fair value	62,195	64,863
Accounts receivable, net of allowance of $62 and $3 as of March 31, 2015 and December 31, 2014, respectively	46,062	33,836
Goodwill and intangible assets, net of accumulated amortization	65,850	66,419
Furniture, equipment, leasehold improvements and capitalized software, net of accumulated depreciation and amortization	31,190	32,185
Prepaid expenses and other assets	7,207	6,685
Deferred tax assets, net	5,142	6,972
Total assets	$378,694	$379,884

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Accrued employee compensation	$8,960	$25,310
Income and other tax liabilities	9,583	5,940
Deferred revenue	2,725	2,465
Accounts payable, accrued expenses and other liabilities	12,756	11,961
Total liabilities	34,024	45,676

Commitments and Contingencies (Note 10)	—	—

Stockholders’ equity
Preferred stock, $0.001 par value, 4,855,000 shares authorized, no shares issued and outstanding as of March 31, 2015 and December 31, 2014	—	—
Series A Preferred Stock, $0.001 par value, 110,000 shares authorized, no shares issued and outstanding as of March 31, 2015 and December 31, 2014	—	—
Common stock voting, $0.003 par value, 110,000,000 shares authorized, 39,597,228 shares and 39,460,066 shares issued and 37,339,484 shares and 37,318,722 shares outstanding as of March 31, 2015 and December 31, 2014, respectively	120	120
Common stock non-voting, $0.003 par value, 10,000,000 shares authorized, no shares issued and outstanding as of March 31, 2015 and December 31, 2014	—	—
Additional paid-in capital	309,316	307,059
Treasury stock - Common stock voting, at cost, 2,258,744 and 2,141,344 shares as of March 31, 2015 and December 31, 2014, respectively	(79,186)	(70,247)
Retained earnings	118,943	101,813
Accumulated other comprehensive loss	(4,523)	(4,537)
Total stockholders’ equity	344,670	334,208
Total liabilities and stockholders’ equity	$378,694	$379,884

The accompanying notes are an integral part of these consolidated financial statements.

MARKETAXESS HOLDINGS INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
	2015	2014
	(In thousands, except per share amounts)
Revenues
Commissions	$67,018	$51,989
Information and post-trade services	7,679	8,079
Technology products and services	1,420	2,036
Investment income	183	146
Other	471	1,148
Total revenues	76,771	63,398

Expenses
Employee compensation and benefits	21,174	18,609
Depreciation and amortization	4,612	4,121
Technology and communications	4,338	4,492
Professional and consulting fees	3,282	3,972
Occupancy	992	1,089
Marketing and advertising	1,192	1,209
General and administrative	2,679	2,198
Total expenses	38,269	35,690
Income before income taxes	38,502	27,708
Provision for income taxes	13,909	10,233
Net income	$24,593	$17,475

Net income per common share
Basic	$0.67	$0.47
Diluted	$0.65	$0.46

Cash dividends declared per common share	$0.20	$0.16

Weighted average shares outstanding
Basic	36,706	37,121
Diluted	37,626	38,096

The accompanying notes are an integral part of these consolidated financial statements.

MARKETAXESS HOLDINGS INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended March 31,
	2015	2014
	(In thousands)
Net income	$24,593	$17,475
Net cumulative translation adjustment and foreign currency exchange hedge, net of tax of $5, and $(146), respectively	(49)	(234)
Net unrealized gain on securities available-for-sale, net of tax of $39 and $32, respectively	63	52
Less: reclassification adjustment for realized gain from securities available-for-sale included in Other Income, net of tax of zero and $(13), respectively	—	(22)
Net change in unrealized gain on securities available-for-sale, net of tax	63	30
Comprehensive Income	$24,607	$17,271

The accompanying notes are an integral part of these consolidated financial statements.

MARKETAXESS HOLDINGS INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

			Treasury
			Stock -		Accumulated
	Common	Additional	Common		Other	Total
	Stock	Paid-In	Stock	Retained	Comprehen-	Stockholders’
	Voting	Capital	Voting	Earnings	sive Loss	Equity
	(In thousands)
Balance at December 31, 2014	$120	$307,059	$(70,247)	$101,813	$(4,537)	$334,208
Net income	—	—	—	24,593	—	24,593
Cumulative translation adjustment and foreign currency exchange hedge, net of tax	—	—	—	—	(49)	(49)
Unrealized net gain on securities available-for-sale, net of tax	—	—	—	—	63	63
Stock-based compensation	—	3,042	—	—	—	3,042
Exercise of stock options	—	692	—	—	—	692
Withholding tax payments on restricted stock vesting and stock option exercises	—	(4,148)	—	—	—	(4,148)
Excess tax benefits from stock-based compensation	—	2,671	—	—	—	2,671
Repurchases of common stock	—	—	(8,939)	—	—	(8,939)
Cash dividend on common stock	—	—	—	(7,463)	—	(7,463)
Balance at March 31, 2015	$120	$309,316	$(79,186)	$118,943	$(4,523)	$344,670

The accompanying notes are an integral part of these consolidated financial statements.

MARKETAXESS HOLDINGS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2015	2014
	(In thousands)
Cash flows from operating activities
Net income	$24,593	$17,475
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,612	4,121
Stock-based compensation expense	3,042	2,316
Deferred taxes	1,719	2,159
Other	429	558
Changes in operating assets and liabilities:
(Increase) in accounts receivable	(12,289)	(4,919)
(Increase) decrease in prepaid expenses and other assets	(541)	1,313
(Decrease) in accrued employee compensation	(16,350)	(17,818)
Increase in income and other tax liabilities	3,710	3,462
Increase in deferred revenue	260	9
Increase in accounts payable, accrued expenses and other liabilities	849	1,471
Net cash provided by operating activities	10,034	10,147
Cash flows from investing activities
Securities available-for-sale:
Proceeds from maturities	10,515	3,750
Purchases	(8,111)	—
Purchases of furniture, equipment and leasehold improvements	(817)	(1,622)
Capitalization of software development costs	(2,654)	(2,571)
Other	19	(6)
Net cash (used in ) investing activities	(1,048)	(449)
Cash flows from financing activities
Cash dividend on common stock	(7,517)	(6,232)
Exercise of stock options	692	419
Withholding tax payments on restricted stock vesting and stock option exercises	(4,148)	(4,927)
Excess tax benefits from stock-based compensation	2,671	2,252
Repurchases of common stock	(8,939)	(3,386)
Other	—	(42)
Net cash (used in) financing activities	(17,241)	(11,916)
Effect of exchange rate changes on cash and cash equivalents	379	(428)
Cash and cash equivalents
Net (decrease) for the period	(7,876)	(2,646)
Beginning of period	168,924	132,691
End of period	$161,048	$130,045

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

2. Significant Accounting Policies

Basis of Presentation

The consolidated financial statements include the accounts of the Company and its subsidiaries. All intercompany transactions and balances have been eliminated. These consolidated financial statements are unaudited and should be read in conjunction with the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014. The consolidated financial information as of December 31, 2014 has been derived from audited financial statements not included herein. These unaudited consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) with respect to Form 10-Q and reflect all adjustments that, in the opinion of management, are normal and recurring, and that are necessary for a fair statement of the results for the interim periods presented. In accordance with such rules and regulations, certain disclosures that are normally included in annual financial statements have been omitted. Interim period operating results may not be indicative of the operating results for a full year.

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

The Company assesses whether an other-than-temporary impairment loss on the investments has occurred due to declines in fair value or other market conditions. The portion of an other-than-temporary impairment related to credit loss is recorded as a charge in the Consolidated Statements of Operations. The remainder is recognized in accumulated other comprehensive loss if the Company does not intend to sell the security and it is more likely than not that the Company will not be required to sell the security prior to recovery. No charges for other-than-temporary losses were recorded during the three months ended March 31, 2015 and 2014.

Fair Value Financial Instruments

Fair value is defined as “the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.” A three-tiered hierarchy for determining fair value has been established that prioritizes inputs to valuation techniques used in fair value calculations. The three levels of inputs are defined as Level 1 (unadjusted quoted prices for identical assets or liabilities in active markets), Level 2 (inputs that are observable in the marketplace other than those inputs classified in Level 1) and Level 3 (inputs that are unobservable in the marketplace). The Company’s financial assets and liabilities measured at fair value on a recurring basis consist of its money market funds, securities available-for-sale portfolio and foreign currency forward contracts. All other financial instruments are short-term in nature and the carrying amount is reported in the Consolidated Statements of Financial Condition approximate fair value.

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

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers”, which will replace most of the existing revenue recognition guidance in GAAP.  The core principle of the ASU is that an entity should recognize revenue for the transfer of goods or services equal to the amount that it expects to be entitled to receive for those goods or services.  The ASU requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments. The ASU will be effective for the Company beginning January 1, 2018 and allows for both retrospective and prospective methods of adoption. The Company is in the process of determining the method of adoption and assessing the impact of this ASU on the Company’s Consolidated Financial Statements.

3. Net Capital Requirements

Certain U.S. subsidiaries of the Company are registered as a broker-dealer or swap execution facility and therefore are subject to the applicable rules and regulations of the SEC and the Commodity Futures Trading Commission. These rules contain minimum net capital requirements, as defined in the applicable regulations, and also may require a significant part of the registrants’ assets be kept in relatively liquid form. Certain of the Company’s foreign subsidiaries are regulated by the Financial Conduct Authority in the U.K. or Ontario Securities Commission in Canada and must maintain financial resources, as defined in the applicable regulations, in excess of the applicable financial resources requirement. As of March 31, 2015, each of the Company’s subsidiaries that are subject to these regulations had net capital or financial resources in excess of their minimum requirements. As of March 31, 2015, the Company’s subsidiaries maintained aggregate net capital and financial resources that was $84.8 million in excess of the required levels of $8.9 million.

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

	Level 1	Level 2	Level 3	Total
	(In thousands)
As of March 31, 2015
Money market funds	$51,944	$—	$—	$51,944
Securities available-for-sale
Municipal securities	—	9,085	—	9,085
Corporate bonds	—	53,110	—	53,110
Foreign currency forward position	—	51	—	51
	$51,944	$62,246	$—	$114,190

As of December 31, 2014
Money market funds	$62,126	$—	$—	$62,126
Securities available-for-sale
Municipal securities	—	11,696	—	11,696
Corporate bonds	—	53,167	—	53,167
Foreign currency forward position	—	103	—	103
	$62,126	$64,966	$—	$127,092

Securities classified within Level 2 were valued using a market approach utilizing prices and other relevant information generated by market transactions involving comparable assets. The foreign currency forward contracts are classified within Level 2 as the valuation inputs are based on quoted market prices. There were no financial assets classified within Level 3 during the three months ended March 31, 2015 and 2014.

The Company enters into foreign currency forward contracts to hedge the exposure to variability in certain foreign currency cash flows resulting from the net investment in the Company’s U.K. subsidiaries. The Company designates each foreign currency forward contract as a hedge and assesses the risk management objective and strategy, including identification of the hedging instrument, the hedged item and the risk exposure and how effectiveness is to be assessed prospectively and retrospectively. These hedges are typically for a one-month period and are used to limit exposure to foreign currency exchange rate fluctuations. The fair value of each asset is included in accounts receivable and the fair value of each liability is included in accounts payable in the Consolidated Statements of Financial Condition. Gains or losses on foreign currency forward contracts designated as hedges are included in accumulated other comprehensive loss in the Consolidated Statements of Financial Condition. A summary of the Company’s foreign currency forward position is as follows:

	As of
	March 31, 2015	December 31, 2014
	(In thousands)
Notional value	$33,954	$32,089
Fair value of notional	33,903	31,986
Fair value of the asset	$51	$103

The following is a summary of the Company’s securities available-for-sale:

		Gross	Gross	Estimated
	Amortized	unrealized	unrealized	fair
	cost	gains	losses	value
	(In thousands)
As of March 31, 2015
Municipal securities	$9,083	$2	$—	$9,085
Corporate bonds	52,985	133	(8)	53,110
Total securities available-for-sale	$62,068	$135	$(8)	$62,195

As of December 31, 2014
Municipal securities	$11,693	$5	$(2)	$11,696
Corporate bonds	53,146	50	(29)	53,167
Total securities available-for-sale	$64,839	$55	$(31)	$64,863

The following table summarizes the contractual maturities of securities available-for-sale:

	As of
	March 31, 2015	December 31, 2014
	(In thousands)
Less than one year	$35,535	$36,062
Due in 1 - 5 years	26,660	28,801
Total securities available-for-sale	$62,195	$64,863

Proceeds from the sales and maturities of securities available-for-sale during the three months ended March 31, 2015 and 2014 were $10.5 million and $3.8 million, respectively.

The following table provides fair values and unrealized losses on securities available-for-sale and by the aging of the securities’ continuous unrealized loss position as of March 31, 2015 and December 31, 2014:

	Less than Twelve Months		Twelve Months or More		Total
	Estimated	Gross	Estimated	Gross	Estimated	Gross
	fair	unrealized	fair	unrealized	fair	unrealized
	value	losses	value	losses	value	losses
	(In thousands)
As of March 31, 2015
Municipal securities	$3,170	$—	$—	$—	$3,170	$—
Corporate bonds	12,187	(8)	—	—	12,187	(8)
Total	$15,357	$(8)	$—	$—	$15,357	$(8)

As of December 31, 2014
Municipal securities	$2,139	$(2)	$—	$—	$2,139	$(2)
Corporate bonds	20,487	(29)	—	—	20,487	(29)
Total	$22,626	$(31)	$—	$—	$22,626	$(31)

5. Goodwill and Intangible Assets

Goodwill and intangible assets with indefinite lives was $59.7 million as of both March 31, 2015 and December 31, 2014. Intangible assets that are subject to amortization, including the related accumulated amortization, are comprised of the following:

	March 31, 2015			December 31, 2014
	Cost	Accumulated Amortization	Net Carrying Amount	Cost	Accumulated Amortization	Net Carrying Amount
	(In thousands)
Technology	$5,770	$(4,242)	$1,528	$5,770	$(3,826)	$1,944
Customer relationships	5,669	(1,267)	4,402	5,682	(1,183)	4,499
Non-competition agreements	380	(264)	116	380	(232)	148
Tradenames	370	(278)	92	370	(253)	117
Total	$12,189	$(6,051)	$6,138	$12,202	$(5,494)	$6,707

Amortization expense associated with identifiable intangible assets was $0.6 million for both the three months ended March 31, 2015 and 2014. Estimated total amortization expense is $2.3 million for 2015, $0.7 million for 2016 and $0.4 million for each of 2017, 2018 and 2019.

6. Income Taxes

The provision for income taxes consists of the following:

	Three Months Ended March 31,
	2015	2014
	(In thousands)
Current:
Federal	$7,316	$4,994
State and local	1,478	1,186
Foreign	520	(267)
Total current provision	9,314	5,913
Deferred:
Federal	3,840	3,331
State and local	624	511
Foreign	131	478
Total deferred provision	4,595	4,320
Provision for income taxes	$13,909	$10,233

The following is a summary of the Company’s net deferred tax assets:

	As of
	March 31, 2015	December 31, 2014
	(In thousands)
Deferred tax assets and liabilities	$10,648	$12,468
Valuation allowance	(7,371)	(7,428)
Deferred tax assets, net	$3,277	$5,040

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

The Company has determined that unremitted earnings of the Company’s foreign subsidiaries are considered indefinitely reinvested outside of the United States.

7. Stock-Based Compensation Plans

Stock-based compensation expense for the three months ended March 31, 2015 and 2014 was as follows:

	Three Months Ended March 31,
	2015	2014
	(In thousands)
Employees	$2,806	$2,089
Non-employee directors	236	227
Total stock-based compensation	$3,042	$2,316

The Company records stock-based compensation for employees in employee compensation and benefits and for non-employee directors in general and administrative expenses in the Consolidated Statements of Operations.

In January 2015, the Company granted 119,981 stock options and a 116,659 performance stock award to the Company’s Chief Executive Officer in consideration for entering into a new employment agreement.  The exercise price for the shares of the Company’s common stock underlying the option award is $88.25, which is equal to 125% of the fair market value of the common stock on the grant date. Subject to the Chief Executive Officer’s continued employment with the Company through the applicable vesting date, one-third of the options under the option award will vest and become exercisable on each of January 15, 2018, 2019 and 2020.  The performance stock award provides that the number of performance shares earned by the Chief Executive Officer will be based on the Company’s achievement of certain performance levels.  Subject to the Chief Executive Officer’s continued employment, if only the minimum performance level is achieved, then the stock will vest 100% on January 15, 2020, and if any performance level above the minimum level is achieved then the stock will vest 50% on each of January 15, 2019 and January 15, 2020. The combined value of the awards as of the date of the grant was $8 million as determined based on valuations performed by an independent third party using a Monte Carlo simulation model.

In addition to the grants above, the Company granted to employees restricted stock or restricted stock units of 91,883 shares, performance shares with an expected pay-out at target of 28,520 shares of common stock and 669 options to purchase shares of common stock during the three months ended March 31, 2015.  The fair value of the restricted stock and performance share awards was based on a weighted-average grant date fair value per share of $70.54 and $70.60, respectively. Based on the Black-Scholes option pricing model, the weighted-average fair value for each option granted was $36.46 per share. The awards vest over a three year period and had an aggregate grant date fair value of $6.5 million.

  As of March 31, 2015, the total unrecognized compensation cost related to all non-vested awards was $25.2 million. That cost is expected to be recognized over a weighted-average period of 2.7 years.

8. Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per common share:

	Three Months Ended March 31,
	2015	2014
	(In thousands, except per share amounts)
Net income	$24,593	$17,475

Basic weighted average shares outstanding	36,706	37,121
Dilutive effect of stock options and restricted stock	920	975
Diluted weighted average shares outstanding	37,626	38,096

Basic earnings per share	$0.67	$0.47
Diluted earnings per share	$0.65	$0.46

Stock options and restricted stock totaling 249,846 shares and 182,391 shares for the three months ended March 31, 2015 and 2014, respectively, were excluded from the computation of diluted earnings per share because their effect would have been antidilutive. The computation of diluted shares can vary among periods due, in part, to the change in the average price of the Company’s common stock.

9. Credit Facility

In January 2013, the Company entered into a three-year credit agreement (“Credit Agreement”) that provides for revolving loans and letters of credit up to an aggregate of $50.0 million (“Credit Facility”). As of March 31, 2015, there was $49.8 million available to borrow under the Credit Facility. Subject to satisfaction of certain specified conditions, the Company is permitted to upsize the Credit Facility by an additional $50.0 million in total.

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

The Credit Agreement requires that the Company’s consolidated total leverage ratio tested on the last day of each fiscal quarter not exceed 2.5 to 1.0. The Credit Agreement also requires that the Company’s consolidated interest coverage ratio tested on the last day of each fiscal quarter not fall below 3.5 to 1.0. The Company was in compliance with all applicable covenants at December 31, 2014 and March 31, 2015.

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

10. Commitments and Contingencies

Lease Commitments

The Company leases office space under non-cancelable lease agreements expiring at various dates through 2027. Office space leases are subject to escalation based on certain costs incurred by the landlord. Minimum rental commitments as of March 31, 2015 under such operating leases were as follows (in thousands):

Remainder of 2015	$1,723
2016	3,360
2017	3,284
2018	3,005
2019	2,873
2020 and thereafter	11,590
$25,835

Rental expense for both the three months ended March 31, 2015 and 2014 was $0.9 million, and is included in occupancy expense in the Consolidated Statements of Operations. Rental expense has been recorded based on the total minimum lease payments after giving effect to rent abatement and concessions, which are being amortized on a straight-line basis over the life of the lease. The Company is contingently obligated for standby letters of credit amounting to $1.4 million that were issued to landlords for office space.

The Company has assigned two lease agreements on leased properties to separate third parties. The Company is contingently liable should the assignees default on future lease obligations through the lease termination dates of November 2015 and November 2020.  The aggregate amount of future lease obligations under these arrangements is $1.7 million as of March 31, 2015.

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

Other

The Company, through two regulated subsidiaries, executes certain bond transactions between and among institutional investor and broker-dealer clients on a matched principal basis by serving as counterparty to both the buyer and the seller in trades which settle through third-party clearing brokers. Settlement typically occurs within one to three trading days after the trade date. Cash settlement of the transaction occurs upon receipt or delivery of the underlying instrument that was traded. For the three months ended March 31, 2015 and 2014, revenues from matched principal transactions were $3.5 million and $1.1 million, respectively. Under securities clearing agreements with the third party clearing brokers, the Company maintains a collateral deposit with each clearing broker in the form of cash. As of March 31, 2015, the amount of the collateral deposits included in prepaid expenses and other assets in the Consolidated Statements of Financial Condition was $0.9 million. In its role as matched principal counterparty, the Company is exposed to the counterparty credit and settlement risk that arises from the risk that the participants that the Company trades with do not fulfill their obligations to the Company due to bankruptcy, lack of liquidity, operational failure, errors or other reasons. Pursuant to the terms of the securities clearing agreements, the clearing broker has the right to charge the Company for losses resulting from a counterparty’s failure to fulfill its contractual obligations. The losses are not capped at a maximum amount and apply to all trades executed through the clearing broker. At March 31, 2015, the Company had not recorded any liabilities with regard to this right.

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

11. Customer Concentration

During both the three months ended March 31, 2015 and 2014, no single client accounted for more than 10% of total revenue. One institutional investor client accounted for 13.2% and 13.6% of trading volumes during the three months ended March 31, 2015 and 2014, respectively.

12. Share Repurchase Program

In January 2014, the Board of Directors of the Company authorized a share repurchase program for up to $35.0 million of the Company’s common stock. In July 2014, the Board of Directors increased the authorization under the share repurchase program by an additional $65.0 million of the Company’s common stock. The share repurchase program will expire on December 31, 2015. For the three months ended March 31, 2015, the Company repurchased 117,400 shares of common stock at a cost of $8.9 million. As of March 31, 2015, approximately $53.1 million remains authorized for repurchase under the program.  Shares repurchased under the program will be held in treasury for future use.

13. Segment and Geographic Information

The Company operates an electronic multi-party platform for the trading of fixed-income securities and provides related data, analytics, compliance tools and post-trade services. The Company considers its operations to constitute a single business segment because of the highly integrated nature of these product and services, of the financial markets in which the Company competes and of the Company’s worldwide business activities. The Company believes that results by geographic region or client sector are not necessarily meaningful in understanding its business.

For the three months ended March 31, 2015 and 2014, the U.K. is the only individual foreign country in which the Company had a subsidiary that accounted for 10% or more of the total revenues or total long-lived assets of the Company.  Revenues and long-

lived assets are attributed to a geographic area based on the location of the particular subsidiary. Long-lived assets are defined as furniture, equipment, leasehold improvements and capitalized software, net of accumulated depreciation and amortization.  Information regarding revenue for the three months ended March 31, 2015 and 2014 and long-lived assets as of March 31, 2015 and 2014 follows:

	Three Months Ended March 31,
	2015	2014
	(In thousands)
Revenues
United States	$66,453	$53,576
United Kingdom	10,065	9,658
Other	253	164
Total	$76,771	$63,398

	As of
	March 31, 2015	December 31, 2014
	(In thousands)
Long-lived assets, as defined
United States	$22,265	$23,099
United Kingdom	8,902	9,057
Other	23	29
Total	$31,190	$32,185

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This report contains certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements may be identified by words such as “expects,” “intends,” “anticipates,” “plans,” “believes,” “seeks,” “estimates,” “will,” or words of similar meaning and include, but are not limited to, statements regarding the outlook for our future business and financial performance. Forward-looking statements are based on management’s current expectations and assumptions, which are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict. It is routine for our internal projections and expectations to change as the year or each quarter in the year progresses, and therefore it should be clearly understood that the internal projections and beliefs upon which we base our expectations may change prior to the end of each quarter or the year. Although these expectations may change, we are under no obligation to revise or update any forward-looking statements contained in this report. Our company policy is generally to provide our expectations only once per quarter, and not to update that information until the next quarter. Actual future events or results may differ, perhaps materially from those contained in the projections or forward-looking statements. Factors that could cause or contribute to such differences include those discussed below and elsewhere in this report, particularly in the section captioned Part II, Item 1A, “Risk Factors.”

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

Following the global financial crisis and other recent events in the financial industry, governments and regulators in both the United States and Europe have called for increased regulation and transparency in the over-the-counter markets. As a result, the Dodd-Frank Act was signed into law in July 2010. Among the most significant aspects of the derivatives section of the Dodd-Frank Act are mandatory clearing of many credit derivative instruments through regulated central clearing organizations and mandatory trading of those instruments through either regulated exchanges or swap execution facilities (“SEFs”), in each case, subject to certain key exceptions. In September 2013, the U.S. Commodity Futures Trading Commission (“CFTC”) granted temporary registration to MarketAxess SEF Corporation, our wholly-owned U.S. subsidiary, to operate a SEF for the trading of swaps subject to the CFTC’s jurisdiction. The CFTC’s rules relating to the trading of swaps on SEFs were implemented in October 2013 and, in February 2014, certain credit derivative indices became subject to the CFTC’s ‘made available for trade’ determination and were thereafter required to be executed on a SEF or designated contract market. The Securities and Exchange Commission (“SEC”) has not yet finalized its rules for security-based SEFs that would govern our execution of single-name credit derivatives, nor has it published a timetable for the finalization and implementation of such rules. No assurance can be given regarding when, whether or in what form the remaining rules regarding the new regulatory regime for the swaps marketplace will be finalized or implemented.

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

Similar to the U.S., regulatory bodies in Europe are developing new rules for the fixed-income markets. In June 2014, the final texts of MiFID II and Markets in Financial Instruments Regulation (“MiFIR”) were published in the Official Journal of the European Union.  A large amount of implementation work is left to be completed and the rules of MiFID II and MiFIR will not take effect for 30 months after publication, or until January 2017. MiFID II introduces changes in market structure designed: (i) to enhance pre- and post-trade transparency for fixed income instruments with the scope of the requirements calibrated for liquidity, (ii) increase and enhance post-trade reporting obligations with a requirement to submit post-trade data to Approved Reporting Mechanisms, (iii) ensure trading of certain derivatives occurs on regulated trading venues and (iv) establish a consolidated tape for trade data. We cannot predict the extent to which any of these new regulations or future regulatory changes will impact our European business and operations.

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

For trades that we execute between and among institutional investor and broker-dealer clients on a matched principal basis by serving as counterparty to both the buyer and the seller, we earn our commission through the difference in price between the two trades. Distribution fees include any unused monthly fee commitments under our variable fee plans. We anticipate that average fees per million may change in the future. Consequently, past trends in commissions are not necessarily indicative of future commissions.

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

Professional and Consulting Fees. Professional and consulting fees consist primarily of accounting fees, legal fees and fees paid to information technology and other consultants for services provided for the maintenance of our trading platform and information and post-trade services products.

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

Critical Accounting Policies and Estimates

This Management’s Discussion and Analysis of Financial Condition and Results of Operations discusses our Consolidated Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the United States, also referred to as U.S. GAAP. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the reported amounts of income and expenses during the reporting periods. We base our estimates and judgments on historical experience and on various other factors that we believe are reasonable under the circumstances. Actual results may differ from these estimates under varying assumptions or conditions. Note 2 of the Notes to our Consolidated Financial Statements includes a summary of the significant accounting policies and methods used in the preparation of our Consolidated Financial Statements.  There were no significant changes to our critical accounting policies and estimates during the three months ended March 31, 2015, as compared to those we disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2014.

Recent Accounting Pronouncements

See Note 2 to the Consolidated Financial Statements for a discussion on recent accounting pronouncements.

Segment Results

We operate an electronic multi-party platform for the trading of fixed-income securities and provide related data, analytics, compliance tools and post-trade services. We consider our operations to constitute a single business segment because of the highly integrated nature of these product and services, of the financial markets in which we compete and of our worldwide business activities. We believe that results by geographic region or client sector are not necessarily meaningful in understanding our business. See Note 13 to the Consolidated Financial Statements for certain geographic information about the Company’s business required by U.S. GAAP.

Results of Operations

Three Months Ended March 31, 2015 Compared to Three Months Ended March 31, 2014

Overview

Total revenues increased by $13.4 million or 21.1% to $76.8 million for the three months ended March 31, 2015, from $63.4 million for the three months ended March 31, 2014. This increase in total revenues was primarily due to higher commissions of $15.0 million.  An 8.4% change in the foreign currency exchange rates of the Pound Sterling compared to the U.S. dollar from the three months ended March 31, 2014 to the three months ended March 31, 2015 had the effect of decreasing revenues by $0.9 million.

Total expenses increased by $2.6 million or 7.2% to $38.3 million for the three months ended March 31, 2015, from $35.7 million for the three months ended March 31, 2014. This increase was primarily due to higher employee compensation and benefits of $2.6 million. The change in foreign currency exchange rates had the effect of decreasing expenses by $0.9 million in the three months ended March 31, 2015.

Income before taxes increased by $10.8 million or 39.0% to $38.5 million for the three months ended March 31, 2015, from $27.7 million for the three months ended March 31, 2014. Net income increased by $7.1 million or 40.7% to $24.6 million for the three months ended March 31, 2015, from $17.5 million for three months ended March 31, 2014.

Revenues

Our revenues for the three months ended March 31, 2015 and 2014, and the resulting dollar and percentage changes, were as follows:

	Three Months Ended March 31,
	2015		2014
		% of		% of	$	%
	$	Revenues	$	Revenues	Change	Change
	($ in thousands)
Commissions	$67,018	87.3%	$51,989	82.0%	$15,029	28.9%
Information and post-trade services	7,679	10.0	8,079	12.7	(400)	(5.0)
Technology products and services	1,420	1.9	2,036	3.2	(616)	(30.3)
Investment income	183	0.2	146	0.3	37	25.3
Other	471	0.6	1,148	1.8	(677)	(59.0)
Total revenues	$76,771	100.0%	$63,398	100.0%	$13,373	21.1%

Commissions. Our commission revenues for the three months ended March 31, 2015 and 2014, and the resulting dollar and percentage changes, were as follows:

	Three Months Ended March 31,
			$	%
	2015	2014	Change	Change
	($ in thousands)
Variable transaction fees
U.S. high-grade	$26,887	$19,948	$6,939	34.8%
Other credit	23,753	15,054	8,699	57.8
Liquid products	701	816	(115)	(14.1)
Total variable transaction fees	51,341	35,818	15,523	43.3
Distribution fees
U.S. high-grade	13,950	13,972	(22)	(0.2)
Other credit	1,446	2,152	(706)	(32.8)
Liquid products	281	47	234	497.9
Total distribution fees	15,677	16,171	(494)	(3.1)
Total commissions	$67,018	$51,989	$15,029	28.9%

Variable Transaction Fees

The following table shows the extent to which the increase in variable transaction fees for the three months ended March 31, 2015 was attributable to changes in transaction volumes and variable transaction fees per million:

	Change from the Three Months Ended March 31, 2014
	U.S. High-Grade	Other Credit	Liquid Products	Total
	(In thousands)
Volume increase (decrease)	$4,389	$9,495	$(69)	$13,816
Variable transaction fee per million increase (decrease)	2,550	(796)	(46)	1,707
Total commissions increase (decrease)	$6,939	$8,699	$(115)	$15,523

Our trading volumes for the three months ended March 31, 2015 and 2014 were as follows:

	Three Months Ended March 31,
			$	%
	2015	2014	Change	Change
Trading Volume Data (in millions)
U.S. high-grade - fixed rate	$137,987	$113,128	$24,859	22.0%
U.S. high-grade - floating rate	7,395	6,036	1,359	22.5
Total U.S. high-grade	145,382	119,164	26,218	22.0
Other credit	81,619	50,050	31,569	63.1
Liquid products	16,675	18,203	(1,528)	(8.4)
Total	$243,676	$187,417	$56,259	30.0%

Number of U.S. Trading Days	61	61
Number of U.K. Trading Days	63	63

For volume reporting purposes, transactions in foreign currencies are converted to U.S. dollars at average monthly rates. The 22.0% increase in our U.S. high-grade volume was principally due to an increase in our estimated market share of adjusted total U.S. high-grade corporate bond volume as reported by Financial Industry Regulatory Authority (“FINRA”) Trade Reporting and Compliance Engine (“TRACE”) (as adjusted by us to eliminate the increased reporting of affiliate back-to-back trades to FINRA beginning in April 2014 and the inclusion of 144A securities in reported TRACE volumes on July 1, 2014) from 13.4% for the three months ended March 31, 2014 to 15.6% for the three months ended March 31, 2015.  Adjusted FINRA TRACE U.S. high-grade volume increased 4.9% to $934.0 billion for the three months ended March 31, 2015 from $890.0 billion for the three months ended March 31, 2014.  Based on information provided by FINRA, we believe that the TRACE volumes, as adjusted by us, provide a more accurate comparison to prior period reporting. We have provided a reconciliation of the reported U.S. high-grade TRACE volumes to the adjusted U.S. high-grade TRACE volumes in the “Investor Relations” section of our website.

Other credit volumes increased by 63.1% for the three months ended March 31, 2015 compared to the three months ended March 31, 2014, primarily due to increases of 128% in Eurobond volume, 79% in high-yield bond volume and 32% in emerging markets bond volume. Liquid products volume decreased by 8.4% for the three months ended March 31, 2015 compared to the three months ended March 31, 2014, due mainly to a decline in our U.S. agency bond volume resulting from lower overall market volume.

Our average variable transaction fee per million for the three months ended March 31, 2015 and 2014 was as follows:

	Three Months Ended March 31,
	2015	2014

U.S. high-grade - fixed rate	$192	$173
U.S. high-grade - floating rate	46	60
Total U.S. high-grade	185	167
Other credit	291	301
Liquid products	42	45
Total	211	191

The $18 increase in total U.S. high-grade average variable transaction fee per million was primarily due to an increase in the duration of the bonds traded. The $10 decrease in Other credit average variable transaction fee per million was primarily due to a larger percentage of volume in products that carry lower fees per million.

Distribution Fees

The $0.7 million decrease in Other credit distribution fees principally relates to the migration of certain Eurobond dealers to plans that incorporate a higher level of variable fees and lower level of monthly distribution fees.  The $0.2 million increase in Liquid products distribution fees was due to the commencement of SEF-related revenues in March 2014.

Information and Post-Trade Services. Information and post-trade services decreased by $0.4 million.  The change in foreign currency exchange rates had the effect of decreasing information and post-trade services revenue by $0.5 million. Our transaction reporting business processed approximately 279 million and 303 million transactions for the three months ended March 31, 2015 and 2014, respectively.

Technology Products and Services. Technology products and services revenues decreased by $0.6 million principally due to lower professional consulting services fees.

Investment Income. Investment income was unchanged.

Other. Other income decreased by $0.7 million.  During the three months ended March 31, 2014 we recognized income of $0.7 million on the sale of certain MF Global bankruptcy claims.

Expenses

Our expenses for the three months ended March 31, 2015 and 2014, and the resulting dollar and percentage changes were as follows:

	Three Months Ended March 31,
	2015		2014
		% of		% of	$	%
	$	Revenues	$	Revenues	Change	Change
	($ in thousands)
Expenses
Employee compensation and benefits	$21,174	27.6%	$18,609	29.4%	$2,565	13.8%
Depreciation and amortization	4,612	6.0	4,121	6.5	491	11.9
Technology and communications	4,338	5.7	4,492	7.1	(154)	(3.4)
Professional and consulting fees	3,282	4.3	3,972	6.3	(690)	(17.4)
Occupancy	992	1.3	1,089	1.7	(97)	(8.9)
Marketing and advertising	1,192	1.6	1,209	1.9	(17)	(1.4)
General and administrative	2,679	3.5	2,198	3.5	481	21.9
Total expenses	$38,269	49.9%	$35,690	56.3%	$2,579	7.2%

Employee Compensation and Benefits. Employee compensation and benefits increased by $2.6 million primarily due to higher employee incentive compensation of $1.9 million, which is tied to operating performance, and an increase in stock-based compensation resulting from higher employee equity awards in 2015.

Depreciation and Amortization. Depreciation and amortization increased by $0.5 million primarily due to higher amortization of software development costs of $0.5 million. For the three months ended March 31, 2015 and 2014, $0.8 million and $1.6 million, respectively, of equipment purchases and leasehold improvements and $2.7 million and $2.6 million, respectively, of software development costs were capitalized.

Technology and Communications. Technology and communications expenses decreased by $0.2 million mainly due to lower market data costs.

Professional and Consulting Fees. Professional and consulting fees decreased by $0.7 million mainly due to lower recruiting costs of $0.4 million and legal fees of $0.2 million.

Occupancy. Occupancy costs decreased by $0.1 million.

Marketing and Advertising. Marketing and advertising expenses were $1.2 million for both the three months ended March 31, 2015 and 2014.

General and Administrative. General and administrative expenses increased by $0.5 million primarily due to higher clearing costs.

Provision for Income Tax. The $3.7 million increase in the tax provision was primarily attributable to higher pre-tax income offset by a lower effective tax rate. Our consolidated effective tax rate for the three months ended March 31, 2015 was 36.1%, compared to 36.9% for the three months ended March 31, 2014 principally due to lower statutory foreign and state tax rates.  Our consolidated effective tax rate can vary from period to period depending on, among other factors, the geographic and business mix of our earnings and changes in tax legislation and tax rates.

Liquidity and Capital Resources

During the past three years, we have met our cash needs through cash on hand and internally generated funds. Cash and cash equivalents and securities available-for-sale totaled $223.2 million at March 31, 2015.

In January 2013, we entered into a three-year credit agreement that provides for revolving loans and letters of credit up to an aggregate of $50.0 million. As of March 31, 2015, there was $49.8 million available to borrow under the credit facility. Subject to satisfaction of certain specified conditions, we are permitted to upsize the credit facility by an additional $50.0 million.

Our cash flows were as follows:

	Three Months Ended March 31,
			$	%
	2015	2014	Change	Change
	($ in thousands)
Net cash provided by operating activities	$10,034	$10,147	$(113)	(1.1)%
Net cash (used in ) investing activities	(1,048)	(449)	(599)	133.4
Net cash (used in) financing activities	(17,241)	(11,916)	(5,325)	44.7
Effect of exchange rate changes on cash and cash equivalents	379	(428)	807	(188.6)
Net (decrease) for the period	$(7,876)	$(2,646)	$(5,230)	197.7%

The $0.1 million decrease in net cash provided by operating activities was primarily due to an increase in working capital of $7.9 million, offset by an increase in net income of $7.1 million.

The $0.6 million increase in net cash used in investing activities was due to an increase in net purchases of securities available-for-sale of $1.3 million, offset by a decrease in capital expenditures of $0.7 million.

The $5.3 million increase in net cash used in financing activities was principally due to increased repurchases of our common stock of $5.6 million and an increase in cash dividends paid on common stock of $1.3 million, offset by lower stock-based withholding tax payments and excess tax benefits totaling $1.2 million.

Free cash flow is defined as cash flow from operating activities less expenditures for furniture, equipment and leasehold improvements and capitalized software development costs. For the 12 months ended March 31, 2015 and 2014, free cash flow was $95.8 million and $65.4 million, respectively. Free cash flow is a non-GAAP financial measure. We believe that this non-GAAP financial measure, when taken into consideration with the corresponding GAAP financial measures, is important in gaining an understanding of our financial strength and cash flow generation.

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

Certain of our U.S. subsidiaries are registered as a broker-dealer or a SEF and therefore are subject to the applicable rules and regulations of the SEC and the CFTC. These rules contain minimum net capital requirements, as defined in the applicable regulations, and also may require a significant part of the registrants’ assets be kept in relatively liquid form. Certain of our foreign subsidiaries are regulated by the Financial Conduct Authority in the U.K. or Ontario Securities Commission in Canada and must maintain financial resources, as defined in the applicable regulations, in excess of the applicable financial resources requirement. As of March 31, 2015, each of our subsidiaries that are subject to these regulations had net capital or financial resources in excess of their minimum requirements. As of March 31, 2015, our subsidiaries maintained aggregate net capital and financial resources that were $84.8 million in excess of the required levels of $8.9 million.

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

As of March 31, 2015, the amount of unrestricted cash held by our non-U.S. subsidiaries was $28.1 million. We have determined that unremitted earnings of our foreign subsidiaries are considered indefinitely reinvested outside of the U.S. Any repatriation of such foreign earnings by way of dividend may be subject to both U.S. federal and state income taxes, reduced by applicable foreign tax credits. However, we do not have any current needs or foreseeable plans to repatriate cash by way of dividends from our non-U.S. subsidiaries.

We execute certain bond transactions between and among institutional investor and broker-dealer clients on a matched principal basis by serving as counterparty to both the buyer and the seller in trades which settle through third-party clearing brokers. Settlement typically occurs within one to three trading days after the trade date. Cash settlement of the transaction occurs upon receipt or delivery of the underlying instrument that was traded. For the three months ended March 31, 2015 and 2014, revenues from matched principal trading were approximately $3.5 million and $1.1 million, respectively. Under securities clearing agreements with third party clearing brokers, we maintain a collateral deposit with the clearing broker in the form of cash. As of March 31, 2015, the amount of the collateral deposits included in prepaid expenses and other assets in the Consolidated Statements of Financial Condition was $0.9 million. In our role as matched principal counterparty, we are exposed to the counterparty credit and settlement risk that arises from the risk that the participants that we trade with do not fulfill their obligations to us due to bankruptcy, lack of liquidity, operational failure, errors or other reasons. Pursuant to the terms of the securities clearing agreements between us and the clearing brokers, the clearing brokers have the right to charge us for losses resulting from a counterparty’s failure to fulfill its contractual obligations. The losses are not capped at a maximum amount and apply to all trades executed through the clearing broker. As of March 31, 2015, we had not recorded any liabilities with regard to this right.

In the ordinary course of business, we enter into contracts that contain a variety of representations, warranties and general indemnifications. Our maximum exposure from any claims under these arrangements is unknown, as this would involve claims that have not yet occurred. However, based on past experience, we expect the risk of material loss to be remote.

In January 2014, our Board of Directors authorized a share repurchase program for up to $35.0 million of our common stock. In July 2014, our Board of Directors increased the authorization under the share repurchase program by an additional $65.0 million of our common stock. For the three months ended March 31, 2015, we repurchased 117,400 shares of common stock at a cost of $8.9 million. As of March 31, 2015, approximately $53.1 million remains authorized for repurchase under the program. Shares repurchased under the program will be held in treasury for future use. The share repurchase program will expire on December 31, 2015.

In April 2015, our Board of Directors approved a quarterly cash dividend of $0.20 per share payable on May 21, 2015 to stockholders of record as of the close of business on May 7, 2015. We expect the total amount payable to be approximately $7.4 million. Any future declaration and payment of dividends will be at the sole discretion of our Board of Directors. Our Board of Directors may take into account such matters as general business conditions, our financial results, capital requirements, contractual obligations, legal, and regulatory restrictions on the payment of dividends to our stockholders or by our subsidiaries to their respective parent entities, and such other factors as the Board of Directors may deem relevant.

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

Contractual Obligations and Commitments

In March 2015, we entered a lease for additional office space in New York City.  The lease expires in April 2018.  The total rental commitment over the lease term is approximately $1.6 million.

Other than as discussed above, our contractual obligations and commitments did not change significantly since December 31, 2014.

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

As of March 31, 2015, we had a $62.2 million investment in securities available-for-sale. Adverse movements, such as a 10% decrease in the value of these securities or a downturn or disruption in the markets for these securities, could result in a substantial loss. In addition, principal gains and losses resulting from these securities could on occasion have a disproportionate effect, positive or negative, on our financial condition and results of operations for any particular reporting period.

Interest Rate Risk

Interest rate risk represents our exposure to interest rate changes with respect to the money market instruments and fixed-income securities in which we invest. As of March 31, 2015, our cash and cash equivalents and securities available-for-sale amounted to $223.2 million and were primarily in money market instruments, corporate bonds and municipal securities. We do not maintain an inventory of bonds that are traded on our platform.

Derivative Risk

Our limited derivative risk stems from our activities in the foreign currency forward contract market. We use this market to mitigate our U.S. dollar versus Pound Sterling exposure that arises from the activities of our U.K. subsidiaries. As of March 31, 2015, the notional fair value of our foreign currency forward contract was $33.9 million. We do not speculate in any derivative instruments.

Credit Risk

Two of our subsidiaries, MarketAxess Corporation and MarketAxess Europe Limited, act as a matched principal counterparty in certain transactions that we execute between participants on our platform in connection with our Open Trading™ or other anonymous protocols. We act as an intermediary in these transactions by serving as counterparty to both the buyer and the seller in trades which then settle through a third-party clearing broker. Settlement typically occurs within one to three trading days after the trade date. Cash settlement of the transaction occurs upon receipt or delivery of the underlying instrument that was traded.

In our role as matched principal counterparty, we are exposed to the counterparty credit and settlement risk that arises from the risk that the participants that we trade with will not perform their obligations to us. These parties may default on their obligations to us due to bankruptcy, lack of liquidity, operational failure, errors or other reasons. Adverse movements in the prices of securities that are the subject of these transactions can increase our risk. If a party fails to perform their settlement obligations to us for a prolonged period, there may also be financing costs or regulatory capital charges required to be taken by us. In connection with Open Trading™ or other anonymous protocols, we expect that the number of transactions in which we act as a matched principal will increase.

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

Item 4. Controls and Procedures

(a)  Evaluation of Disclosure Controls and Procedures. Our management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our “disclosure controls and procedures, ” as that term is defined in Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of March 31, 2015. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective to ensure that information required to be disclosed by MarketAxess in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and to ensure that information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

(b)  Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2015 identified in connection with the evaluation thereof by our management, including the Chief Executive Officer and Chief Financial Officer, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

There have been no material changes in our risk factors from those disclosed in our most recent Form 10-K for the year ended December 31, 2014. For a discussion of the risk factors affecting the Company, see “Risk Factors” in Part I, Item 1A of our 2014 Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

During the quarter ended March 31, 2015, we repurchased the following shares of common stock:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans and Programs	Dollar Value of Shares That May Yet Be Purchased Under the Plans and Programs
				(In thousands)
January 1, 2015-- January 31, 2015	60,000	$71.73	60,000	$57,722
February 1, 2015 -- February 28, 2015	35,400	78.48	35,400	54,944
March 1, 2015 -- March 31, 2015	22,000	84.41	22,000	53,087
	117,400	$76.14	117,400

In January 2014, our Board of Directors authorized a share repurchase program for up to $35.0 million of our common stock.  In July 2014, our Board of Directors increased the authorization under the share repurchase program by an additional $65.0 million of our common stock. The share repurchase program will expire on December 31, 2015. For the three months ended March 31, 2015, we repurchased 117,400 shares of common stock at a cost of $8.9 million. Shares repurchased under the program will be held in treasury for future use.

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

**

Attached as Exhibit 101 to this Quarterly Report on Form 10-Q are the following materials, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Financial Condition as of March 31, 2015 and December 31, 2014; (ii) Consolidated Statements of Operations for the Three Months Ended March 31, 2015 and 2014; (iii) Consolidated Statements of Comprehensive Income for the Three Months Ended March 31, 2015 and 2014; (iv) Consolidated Statement of Stockholders’ Equity for the Three Months Ended March 31, 2015; (v) Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2015 and 2014; and (vi) Notes to the Consolidated Financial Statements.

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

MARKETAXESS HOLDINGS INC.

Date: April 24, 2015	By:	/s/ RICHARD M. MCVEY
Richard M. McVey
Chief Executive Officer
(principal executive officer)

Date: April 24, 2015	By:	/s/ ANTONIO L. DELISE
Antonio L. DeLise
Chief Financial Officer
(principal financial and accounting officer)