Form 10-Q
period 2015-06-30
MARKETAXESS HOLDINGS INC
filed 2015-07-24
CIK 1278021

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

or

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

As of July 23, 2015, the number of shares of the Registrant’s voting common stock outstanding was 37,298,256.

MARKETAXESS HOLDINGS INC.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2015

PART I — Financial Information

Item 1. Financial Statements

MARKETAXESS HOLDINGS INC.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Unaudited)

	As of
	June 30, 2015	December 31, 2014
	(In thousands, except share and per share amounts)
ASSETS
Cash and cash equivalents	$169,263	$168,924
Securities available-for-sale, at fair value	67,517	64,863
Accounts receivable, net of allowance of $99 and $3 as of June 30, 2015 and December 31, 2014, respectively	46,938	33,836
Goodwill and intangible assets, net of accumulated amortization	65,281	66,419
Furniture, equipment, leasehold improvements and capitalized software, net of accumulated depreciation and amortization	31,290	32,185
Prepaid expenses and other assets	12,596	6,685
Deferred tax assets, net	6,061	6,972
Total assets	$398,946	$379,884

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Accrued employee compensation	$16,109	$25,310
Income and other tax liabilities	7,059	5,940
Deferred revenue	2,650	2,465
Accounts payable, accrued expenses and other liabilities	13,271	11,961
Total liabilities	39,089	45,676

Commitments and Contingencies (Note 10)	—	—

Stockholders’ equity
Preferred stock, $0.001 par value, 4,855,000 shares authorized, no shares issued and outstanding as of June 30, 2015 and December 31, 2014	—	—
Series A Preferred Stock, $0.001 par value, 110,000 shares authorized, no shares issued and outstanding as of June 30, 2015 and December 31, 2014	—	—
Common stock voting, $0.003 par value, 110,000,000 shares authorized, 39,630,201 shares and 39,460,066 shares issued and 37,308,457 shares and 37,318,722 shares outstanding as of June 30, 2015 and December 31, 2014, respectively	120	120
Common stock non-voting, $0.003 par value, 10,000,000 shares authorized, no shares issued and outstanding as of June 30, 2015 and December 31, 2014	—	—
Additional paid-in capital	313,586	307,059
Treasury stock - Common stock voting, at cost, 2,321,744 and 2,141,344 shares as of June 30, 2015 and December 31, 2014, respectively	(84,711)	(70,247)
Retained earnings	135,721	101,813
Accumulated other comprehensive loss	(4,859)	(4,537)
Total stockholders’ equity	359,857	334,208
Total liabilities and stockholders’ equity	$398,946	$379,884

The accompanying notes are an integral part of these consolidated financial statements.

MARKETAXESS HOLDINGS INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(In thousands, except per share amounts)
Revenues
Commissions	$66,412	$54,315	$133,430	$106,304
Information and post-trade services	7,632	7,962	15,311	16,041
Technology products and services	762	1,987	2,182	4,023
Investment income	190	138	373	284
Other	495	562	966	1,710
Total revenues	75,491	64,964	152,262	128,362

Expenses
Employee compensation and benefits	20,593	18,421	41,767	37,030
Depreciation and amortization	4,603	4,351	9,215	8,472
Technology and communications	3,967	4,449	8,305	8,941
Professional and consulting fees	3,011	3,426	6,293	7,398
Occupancy	1,232	1,102	2,224	2,191
Marketing and advertising	1,764	1,800	2,956	3,009
General and administrative	3,262	2,344	5,941	4,542
Total expenses	38,432	35,893	76,701	71,583
Income before income taxes	37,059	29,071	75,561	56,779
Provision for income taxes	12,821	10,880	26,730	21,113
Net income	$24,238	$18,191	$48,831	$35,666

Net income per common share
Basic	$0.66	$0.49	$1.33	$0.96
Diluted	$0.64	$0.48	$1.30	$0.94

Cash dividends declared per common share	$0.20	$0.16	$0.40	$0.32

Weighted average shares outstanding
Basic	36,699	37,015	36,703	37,068
Diluted	37,642	37,942	37,634	38,019

The accompanying notes are an integral part of these consolidated financial statements.

MARKETAXESS HOLDINGS INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(In thousands)
Net income	$24,238	$18,191	$48,831	$35,666
Net cumulative translation adjustment and foreign currency exchange hedge, net of tax of $(166), $(91), $(160) and $(237), respectively	(266)	(147)	(316)	(381)
Net unrealized (loss) gain on securities available-for-sale, net of tax of $(43), $2, $(4) and $35, respectively	(69)	4	(6)	56
Less: reclassification adjustment for realized gain from securities available-for-sale included in Other Income, net of tax of $0, $0, $0 and $(13), respectively	—	—	—	(22)
Net change in unrealized (loss) gain on securities available-for-sale, net of tax	(69)	4	(6)	34
Comprehensive Income	$23,903	$18,048	$48,509	$35,319

The accompanying notes are an integral part of these consolidated financial statements.

MARKETAXESS HOLDINGS INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

			Treasury
			Stock -		Accumulated
	Common	Additional	Common		Other	Total
	Stock	Paid-In	Stock	Retained	Comprehen-	Stockholders’
	Voting	Capital	Voting	Earnings	sive Loss	Equity
	(In thousands)
Balance at December 31, 2014	$120	$307,059	$(70,247)	$101,813	$(4,537)	$334,208
Net income	—	—	—	48,831	—	48,831
Cumulative translation adjustment and foreign currency exchange hedge, net of tax	—	—	—	—	(316)	(316)
Unrealized net gain on securities available-for-sale, net of tax	—	—	—	—	(6)	(6)
Stock-based compensation	—	6,025	—	—	—	6,025
Exercise of stock options	—	990	—	—	—	990
Withholding tax payments on restricted stock vesting and stock option exercises	—	(4,243)	—	—	—	(4,243)
Excess tax benefits from stock-based compensation	—	3,755	—	—	—	3,755
Repurchases of common stock	—	—	(14,464)	—	—	(14,464)
Cash dividend on common stock	—	—	—	(14,923)	—	(14,923)
Balance at June 30, 2015	$120	$313,586	$(84,711)	$135,721	$(4,859)	$359,857

The accompanying notes are an integral part of these consolidated financial statements.

MARKETAXESS HOLDINGS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2015	2014
	(In thousands)
Cash flows from operating activities
Net income	$48,831	$35,666
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9,215	8,472
Stock-based compensation expense	6,025	4,651
Deferred taxes	858	2,546
Other	1,201	852
Changes in operating assets and liabilities:
(Increase) in accounts receivable	(13,197)	(6,764)
(Increase) in prepaid expenses and other assets	(5,907)	(1,683)
(Decrease) in accrued employee compensation	(9,201)	(11,805)
Increase in income and other tax liabilities	1,336	2,571
Increase in deferred revenue	185	237
Increase in accounts payable, accrued expenses and other liabilities	1,249	1,669
Net cash provided by operating activities	40,595	36,412
Cash flows from investing activities
Securities available-for-sale:
Proceeds from maturities	15,328	5,410
Purchases	(19,098)	(4,181)
Purchases of furniture, equipment and leasehold improvements	(2,345)	(3,754)
Capitalization of software development costs	(4,816)	(4,971)
Other	(4)	(33)
Net cash (used in) investing activities	(10,935)	(7,529)
Cash flows from financing activities
Cash dividend on common stock	(14,862)	(12,164)
Exercise of stock options	990	845
Withholding tax payments on restricted stock vesting and stock option exercises	(4,243)	(4,968)
Excess tax benefits from stock-based compensation	3,755	2,576
Repurchases of common stock	(14,464)	(13,748)
Other	—	(42)
Net cash (used in) financing activities	(28,824)	(27,501)
Effect of exchange rate changes on cash and cash equivalents	(497)	(919)
Cash and cash equivalents
Net increase for the period	339	463
Beginning of period	168,924	132,691
End of period	$169,263	$133,154

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

2. Significant Accounting Policies

Basis of Presentation

The consolidated financial statements include the accounts of the Company and its subsidiaries. All intercompany transactions and balances have been eliminated. These consolidated financial statements are unaudited and should be read in conjunction with the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014. The consolidated financial information as of December 31, 2014 has been derived from audited financial statements not included herein. These unaudited consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) with respect to Form 10-Q and reflect all adjustments that, in the opinion of management, are normal and recurring, and that are necessary for a fair statement of the results for the interim periods presented. In accordance with such rules and regulations, certain disclosures that are normally included in annual financial statements have been omitted. Interim period operating results may not be indicative of the operating results for a full year.

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

The Company assesses whether an other-than-temporary impairment loss on the investments has occurred due to declines in fair value or other market conditions. The portion of an other-than-temporary impairment related to credit loss is recorded as a charge in the Consolidated Statements of Operations. The remainder is recognized in accumulated other comprehensive loss if the Company does not intend to sell the security and it is more likely than not that the Company will not be required to sell the security prior to recovery. No charges for other-than-temporary losses were recorded during the six months ended June 30, 2015 and 2014.

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

Commission revenue. Commissions are generally calculated as a percentage of the notional dollar volume of bonds traded on the platform and vary based on the type, size, yield and maturity of the bond traded. Under the Company’s transaction fee plans, bonds that are more actively traded or that have shorter maturities are generally charged lower commissions, while bonds that are less actively traded or that have longer maturities generally command higher commissions. For trades that the Company executes between and among institutional investor and broker-dealer clients on a matched principal basis by serving as counterparty to both the buyer and the seller, the Company earns the commission through the difference in price between the two matched principal trades. Fee programs for certain products include distribution fees which are recognized monthly.

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

Initial set-up fees. The Company enters into agreements with its broker-dealer clients pursuant to which the Company provides access to its platform through a non-exclusive and non-transferable license. Broker-dealer clients may pay an initial set-up fee, which is typically due and payable upon execution of a dealer agreement. The initial set-up fee, if any, varies by agreement. Revenue is recognized over the initial term of the agreement, which is generally two years. Initial set-up fees are reported in other income in the Consolidated Statements of Operations.

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

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

3. Net Capital Requirements

Certain U.S. subsidiaries of the Company are registered as a broker-dealer or swap execution facility and therefore are subject to the applicable rules and regulations of the SEC and the Commodity Futures Trading Commission. These rules contain minimum net capital requirements, as defined in the applicable regulations, and also may require a significant part of the registrants’ assets be kept in relatively liquid form. Certain of the Company’s foreign subsidiaries are regulated by the Financial Conduct Authority in the U.K. or Ontario Securities Commission in Canada and must maintain financial resources, as defined in the applicable regulations, in excess of the applicable financial resources requirement. As of June 30, 2015, each of the Company’s subsidiaries that are subject to these regulations had net capital or financial resources in excess of their minimum requirements. As of June 30, 2015, the Company’s subsidiaries maintained aggregate net capital and financial resources that was $97.1 million in excess of the required levels of $8.6 million.

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

	Level 1	Level 2	Level 3	Total
	(In thousands)
As of June 30, 2015
Money market funds	$46,182	$—	$—	$46,182
Securities available-for-sale
Municipal securities	—	6,051	—	6,051
Corporate bonds	—	61,466	—	61,466
Foreign currency forward position	—	(107)	—	(107)
	$46,182	$67,410	$—	$113,592

As of December 31, 2014
Money market funds	$62,126	$—	$—	$62,126
Securities available-for-sale
Municipal securities	—	11,696	—	11,696
Corporate bonds	—	53,167	—	53,167
Foreign currency forward position	—	103	—	103
	$62,126	$64,966	$—	$127,092

Securities classified within Level 2 were valued using a market approach utilizing prices and other relevant information generated by market transactions involving comparable assets. The foreign currency forward contracts are classified within Level 2 as the valuation inputs are based on quoted market prices. There were no financial assets classified within Level 3 during the six months ended June 30, 2015 and 2014.

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

	As of
	June 30, 2015	December 31, 2014
	(In thousands)
Notional value	$38,128	$32,089
Fair value of notional	38,235	31,986
Fair value of the (liability) asset	$(107)	$103

The following is a summary of the Company’s securities available-for-sale:

		Gross	Gross	Estimated
	Amortized	unrealized	unrealized	fair
	cost	gains	losses	value
	(In thousands)
As of June 30, 2015
Municipal securities	$6,051	$1	$(1)	$6,051
Corporate bonds	61,450	69	(53)	61,466
Total securities available-for-sale	$67,501	$70	$(54)	$67,517

As of December 31, 2014
Municipal securities	$11,693	$5	$(2)	$11,696
Corporate bonds	53,146	50	(29)	53,167
Total securities available-for-sale	$64,839	$55	$(31)	$64,863

The following table summarizes the contractual maturities of securities available-for-sale:

	As of
	June 30, 2015	December 31, 2014
	(In thousands)
Less than one year	$34,338	$36,062
Due in 1 - 5 years	33,179	28,801
Total securities available-for-sale	$67,517	$64,863

Proceeds from the sales and maturities of securities available-for-sale during the six months ended June 30, 2015 and 2014 were $15.3 million and $5.4 million, respectively.

The following table provides fair values and unrealized losses on securities available-for-sale and by the aging of the securities’ continuous unrealized loss position as of June 30, 2015 and December 31, 2014:

	Less than Twelve Months		Twelve Months or More		Total
	Estimated	Gross	Estimated	Gross	Estimated	Gross
	fair	unrealized	fair	unrealized	fair	unrealized
	value	losses	value	losses	value	losses
	(In thousands)
As of June 30, 2015
Municipal securities	$3,097	$(1)	$—	$—	$3,097	$(1)
Corporate bonds	22,983	(53)	—	—	22,983	(53)
Total	$26,080	$(54)	$—	$—	$26,080	$(54)

As of December 31, 2014
Municipal securities	$2,139	$(2)	$—	$—	$2,139	$(2)
Corporate bonds	20,487	(29)	—	—	20,487	(29)
Total	$22,626	$(31)	$—	$—	$22,626	$(31)

5. Goodwill and Intangible Assets

Goodwill and intangible assets with indefinite lives was $59.7 million as of both June 30, 2015 and December 31, 2014. Intangible assets that are subject to amortization, including the related accumulated amortization, are comprised of the following:

	June 30, 2015			December 31, 2014
	Cost	Accumulated Amortization	Net Carrying Amount	Cost	Accumulated Amortization	Net Carrying Amount
	(In thousands)
Technology	$5,770	$(4,659)	$1,111	$5,770	$(3,826)	$1,944
Customer relationships	5,684	(1,378)	4,306	5,682	(1,183)	4,499
Non-competition agreements	380	(296)	84	380	(232)	148
Tradenames	370	(303)	67	370	(253)	117
Total	$12,204	$(6,636)	$5,568	$12,202	$(5,494)	$6,707

Amortization expense associated with identifiable intangible assets was $1.1 million for both the six months ended June 30, 2015 and 2014. Estimated total amortization expense is $2.3 million for 2015, $0.7 million for 2016 and $0.4 million for each of 2017, 2018 and 2019.

6. Income Taxes

The provision for income taxes consists of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(In thousands)
Current:
Federal	$9,774	$8,023	$17,090	$13,017
State and local	1,720	1,587	3,198	2,773
Foreign	1,434	561	1,955	294
Total current provision	12,928	10,171	22,243	16,084
Deferred:
Federal	64	1,002	3,904	4,333
State and local	6	74	630	585
Foreign	(177)	(367)	(47)	111
Total deferred provision	(107)	709	4,487	5,029
Provision for income taxes	$12,821	$10,880	$26,730	$21,113

The following is a summary of the Company’s net deferred tax assets:

	As of
	June 30, 2015	December 31, 2014
Deferred tax assets and liabilities	$11,717	$12,468
Valuation allowance	(7,371)	(7,428)
Deferred tax assets, net	$4,346	$5,040

The Company or one of its subsidiaries files U.S. federal, state and foreign income tax returns. Income tax returns for New York City (through 2003) and state (through 2009) and Connecticut state (through 2003) tax returns have been audited. Examinations of the Company’s federal tax returns for 2011 and 2012 is currently underway. The Company cannot estimate when the examinations will conclude or the impact such examinations will have on the Company’s Consolidated Financial Statements, if any.

The Company has determined that unremitted earnings of the Company’s foreign subsidiaries are considered indefinitely reinvested outside of the United States.

7. Stock-Based Compensation Plans

Stock-based compensation expense for the six months ended June 30, 2015 and 2014 was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(In thousands)
Employees	$2,900	$2,183	$5,639	$4,272
Non-employee directors	150	152	386	379
Total stock-based compensation	$3,050	$2,335	$6,025	$4,651

The Company records stock-based compensation for employees in employee compensation and benefits and for non-employee directors in general and administrative expenses in the Consolidated Statements of Operations.

In January 2015, the Company granted 119,981 stock options and a 116,659 performance stock award to the Company’s Chief Executive Officer in consideration for entering into a new employment agreement.  The exercise price for the shares of the Company’s common stock underlying the option award is $88.25, which is equal to 125% of the fair market value of the common stock on the grant date. Subject to the Chief Executive Officer’s continued employment with the Company through the applicable vesting date, one-third of the options under the option award will vest and become exercisable on each of January 15, 2018, 2019 and 2020.  The performance stock award provides that the number of performance shares earned by the Chief Executive Officer will be based on the Company’s achievement of certain performance levels.  Subject to the Chief Executive Officer’s continued employment, if only the minimum performance level is achieved, then the stock will vest 100% on January 15, 2020, and if any performance level above the minimum level is achieved then the stock will vest 50% on each of January 15, 2019 and 50% on January 15, 2020. Certain performance levels above the minimum level were achieved in the second and third quarters of 2015.  As a result, 70,927 shares of the performance stock will vest 50% on each of January 15, 2019 and January 15, 2020. The combined value of the awards as of the date of the grant was $8 million as determined based on valuations performed by an independent third party using a Monte Carlo simulation model.

In addition to the grants above, the Company granted to employees restricted stock or restricted stock units of 101,097 shares, performance shares with an expected pay-out at target of 28,520 shares of common stock and 669 options to purchase shares of common stock during the six months ended June 30, 2015.  The fair value of the restricted stock and performance share awards was based on a weighted-average grant date fair value per share of $72.13 and $70.60, respectively. Based on the Black-Scholes option pricing model, the weighted-average fair value for each option granted was $36.46 per share. The awards vest over a three or five year period and had an aggregate grant date fair value of $7.3 million.

  As of June 30, 2015, the total unrecognized compensation cost related to all non-vested awards was $22.3 million. That cost is expected to be recognized over a weighted-average period of 2.5 years.

8. Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per common share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(In thousands, except per share amounts)
Net income	$24,238	$18,191	$48,831	$35,666

Basic weighted average shares outstanding	36,699	37,015	36,703	37,068
Dilutive effect of stock options and restricted stock	943	927	931	951
Diluted weighted average shares outstanding	37,642	37,942	37,634	38,019

Basic earnings per share	$0.66	$0.49	$1.33	$0.96
Diluted earnings per share	$0.64	$0.48	$1.30	$0.94

Stock options and restricted stock totaling 131,329 shares and 51,273 shares for the three months ended June 30, 2015 and 2014, respectively, and 190,588 and 116,832 shares for the six months ended June 30, 2015 and 2014, respectively, were excluded from the computation of diluted earnings per share because their effect would have been antidilutive. The computation of diluted shares can vary among periods due, in part, to the change in the average price of the Company’s common stock.

9. Credit Facility

In January 2013, the Company entered into a three-year credit agreement (“Credit Agreement”) that provides for revolving loans and letters of credit up to an aggregate of $50.0 million (“Credit Facility”). As of June 30, 2015, there was $49.8 million available to borrow under the Credit Facility. Subject to satisfaction of certain specified conditions, the Company is permitted to upsize the Credit Facility by an additional $50.0 million in total.

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

The Credit Agreement requires that the Company’s consolidated total leverage ratio tested on the last day of each fiscal quarter not exceed 2.5 to 1.0. The Credit Agreement also requires that the Company’s consolidated interest coverage ratio tested on the last day of each fiscal quarter not fall below 3.5 to 1.0. The Company was in compliance with all applicable covenants at December 31, 2014 and June 30, 2015.

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

10. Commitments and Contingencies

Lease Commitments

The Company leases office space under non-cancelable lease agreements expiring at various dates through 2027. Office space leases are subject to escalation based on certain costs incurred by the landlord. Minimum rental commitments as of June 30, 2015 under such operating leases were as follows (in thousands):

Remainder of 2015	$1,224
2016	3,488
2017	3,414
2018	3,135
2019	2,946
2020 and thereafter	12,071
$26,278

Rental expense was $1.9 million for both the six months ended June 30, 2015 and 2014, and is included in occupancy expense in the Consolidated Statements of Operations. Rental expense has been recorded based on the total minimum lease payments after giving effect to rent abatement and concessions, which are being amortized on a straight-line basis over the life of the lease. The Company is contingently obligated for standby letters of credit amounting to $1.3 million that were issued to landlords for office space.

The Company has assigned two lease agreements on leased properties to separate third parties. The Company is contingently liable should the assignees default on future lease obligations through the lease termination dates of November 2015 and November 2020.  The aggregate amount of future lease obligations under these arrangements is $1.9 million as of June 30, 2015.

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

Other

The Company, through two regulated subsidiaries, executes certain bond transactions between and among institutional investor and broker-dealer clients on a matched principal basis by serving as counterparty to both the buyer and the seller in trades which settle through third-party clearing brokers. Settlement typically occurs within one to three trading days after the trade date. Cash settlement of the transaction occurs upon receipt or delivery of the underlying instrument that was traded. For the six months ended June 30, 2015 and 2014, revenues from matched principal transactions were $7.4 million and $2.8 million, respectively. Under securities clearing agreements with the third party clearing brokers, the Company maintains a collateral deposit with each clearing broker in the form of cash. As of June 30, 2015, the amount of the collateral deposits included in prepaid expenses and other assets in the Consolidated Statements of Financial Condition was $0.9 million. In its role as matched principal counterparty, the Company is exposed to the counterparty credit and settlement risk that arises from the risk that the participants that the Company trades with do not fulfill their obligations to the Company due to bankruptcy, lack of liquidity, operational failure, errors or other reasons. Pursuant to the terms of the securities clearing agreements, the clearing broker has the right to charge the Company for losses resulting from a counterparty’s failure to fulfill its contractual obligations. The losses are not capped at a maximum amount and apply to all trades executed through the clearing broker. At June 30, 2015, the Company had not recorded any liabilities with regard to this right.

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

11. Customer Concentration

During both the six months ended June 30, 2015 and 2014, no single client accounted for more than 10% of total revenue. One institutional investor client accounted for 14.5% and 14.9% of trading volumes during the six months ended June 30, 2015 and 2014, respectively.

12. Share Repurchase Program

In January 2014, the Board of Directors of the Company authorized a share repurchase program for up to $35.0 million of the Company’s common stock. In July 2014, the Board of Directors increased the authorization under the share repurchase program by an additional $65.0 million of the Company’s common stock. The share repurchase program will expire on December 31, 2015. For the six months ended June 30, 2015, the Company repurchased 180,400 shares of common stock at a cost of $14.5 million. As of June 30, 2015, approximately $47.6 million remains authorized for repurchase under the program.  Shares repurchased under the program will be held in treasury for future use.

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

For the three and six months ended June 30, 2015 and 2014, the U.K. was the only individual foreign country in which the Company had a subsidiary that accounted for 10% or more of the total revenues or total long-lived assets of the Company.  Revenues and long-lived assets are attributed to a geographic area based on the location of the particular subsidiary. Long-lived assets are defined as furniture, equipment, leasehold improvements and capitalized software, net of accumulated depreciation and amortization.  Information regarding revenue for the three and six months ended June 30, 2015 and 2014 and long-lived assets as of June 30, 2015 and December 31, 2014 was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(In thousands)
Revenues
United States	$65,937	$55,045	$132,390	$108,621
United Kingdom	9,200	9,701	19,264	19,359
Other	354	218	608	382
Total	$75,491	$64,964	$152,262	$128,362

	As of
	June 30, 2015	December 31, 2014
	(In thousands)
Long-lived assets, as defined
United States	$21,848	$23,099
United Kingdom	9,418	9,057
Other	24	29
Total	$31,290	$32,185

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

•	to add new content and analytical capabilities to Corporate BondTicker™ and expand our Trax data service offering to improve the value of the information we provide to our clients; and
•

to continue to increase and supplement our internal growth by entering into strategic alliances, or acquiring businesses or technologies that will enable us to enter new markets, provide new products or services, or otherwise enhance the value of our platform to our clients. For example, the acquisition of Xtrakter Limited (“Xtrakter”) in February 2013 provided us with an expanded set of technology solutions ahead of incoming pre- and post-trade transparency mandates from the Markets in Financial Instruments Directive II (“MIFID II”) in Europe. In April 2013, we entered into a strategic alliance with BlackRock, Inc. (“Blackrock”) to create a unified, open trading solution designed to help reduce liquidity fragmentation and improve pricing across U.S. cash credit markets.  In January 2015, we expanded this alliance with BlackRock to include European cash credit markets.

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

Similar to the U.S., regulatory bodies in Europe are developing new rules for the fixed-income markets. In June 2014, the final texts of MiFID II and Markets in Financial Instruments Regulation (“MiFIR”) were published in the Official Journal of the European Union.  A large amount of implementation work is left to be completed and the rules of MiFID II and MiFIR will not take effect until January 2017. MiFID II introduces changes in market structure designed: (i) to enhance pre- and post-trade transparency for fixed-income instruments with the scope of the requirements calibrated for liquidity, (ii) increase and enhance post-trade reporting obligations with a requirement to submit post-trade data to Approved Reporting Mechanisms, (iii) ensure trading of certain derivatives occurs on regulated trading venues and (iv) establish a consolidated tape for trade data. We cannot predict the extent to which any of these new regulations or future regulatory changes will impact our European business and operations.

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

Critical Accounting Policies and Estimates

This Management’s Discussion and Analysis of Financial Condition and Results of Operations discusses our Consolidated Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the United States, also referred to as U.S. GAAP. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the reported amounts of income and expenses during the reporting periods. We base our estimates and judgments on historical experience and on various other factors that we believe are reasonable under the circumstances. Actual results may differ from these estimates under varying assumptions or conditions. Note 2 of the Notes to our Consolidated Financial Statements includes a summary of the significant accounting policies and methods used in the preparation of our Consolidated Financial Statements.  There were no significant changes to our critical accounting policies and estimates during the six months ended June 30, 2015, as compared to those we disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2014.

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

Results of Operations

Three Months Ended June 30, 2015 Compared to Three Months Ended June 30, 2014

Overview

Total revenues increased by $10.5 million or 16.2% to $75.5 million for the three months ended June 30, 2015, from $65.0 million for the three months ended June 30, 2014. This increase in total revenues was primarily due to higher commissions of $12.1 million.  An 8.9% change in the foreign currency exchange rates of the Pound Sterling compared to the U.S. dollar from the three months ended June 30, 2014 to the three months ended June 30, 2015 had the effect of decreasing revenues by $0.9 million.

Total expenses increased by $2.5 million or 7.1% to $38.4 million for the three months ended June 30, 2015, from $35.9 million for the three months ended June 30, 2014. This increase was primarily due to higher employee compensation and benefits of $2.2 million. The change in foreign currency exchange rates had the effect of decreasing expenses by $1.0 million in the three months ended June 30, 2015.

Income before taxes increased by $8.0 million or 27.5% to $37.1 million for the three months ended June 30, 2015, from $29.1 million for the three months ended June 30, 2014. Net income increased by $6.0 million or 33.2% to $24.2 million for the three months ended June 30, 2015, from $18.2 million for three months ended June 30, 2014.

Revenues

Our revenues for the three months ended June 30, 2015 and 2014, and the resulting dollar and percentage changes, were as follows:

	Three Months Ended June 30,
	2015		2014
		% of		% of	$	%
	$	Revenues	$	Revenues	Change	Change
	($ in thousands)
Commissions	$66,412	88.0%	$54,315	83.6%	$12,097	22.3%
Information and post-trade services	7,632	10.1	7,962	12.3	(330)	(4.1)
Technology products and services	762	1.0	1,987	3.1	(1,225)	(61.7)
Investment income	190	0.2	138	0.2	52	37.7
Other	495	0.7	562	0.8	(67)	(11.9)
Total revenues	$75,491	100.0%	$64,964	100.0%	$10,527	16.2%

Commissions. Our commission revenues for the three months ended June 30, 2015 and 2014, and the resulting dollar and percentage changes, were as follows:

	Three Months Ended June 30,
			$	%
	2015	2014	Change	Change
	($ in thousands)
Variable transaction fees
U.S. high-grade	$26,439	$20,705	$5,734	27.7%
Other credit	23,477	16,936	6,541	38.6
Liquid products	690	641	49	7.6
Total variable transaction fees	50,606	38,282	12,324	32.2
Distribution fees
U.S. high-grade	14,084	13,771	313	2.3
Other credit	1,467	2,042	(575)	(28.2)
Liquid products	255	220	35	15.9
Total distribution fees	15,806	16,033	(227)	(1.4)
Total commissions	$66,412	$54,315	$12,097	22.3%

Variable Transaction Fees

The following table shows the extent to which the increase in variable transaction fees for the three months ended June 30, 2015 was attributable to changes in transaction volumes and variable transaction fees per million:

	Change from the Three Months Ended June 30, 2014
	U.S. High-Grade	Other Credit	Liquid Products	Total
	(In thousands)
Volume increase	$5,815	$7,171	$120	$13,105
Variable transaction fee per million (decrease)	(81)	(630)	(71)	(781)
Total commissions increase	$5,734	$6,541	$49	$12,324

Our trading volumes for the three months ended June 30, 2015 and 2014 were as follows:

	Three Months Ended June 30,
			$	%
	2015	2014	Change	Change
Trading Volume Data (in millions)
U.S. high-grade - fixed rate	$142,459	$109,970	$32,489	29.5%
U.S. high-grade - floating rate	6,504	6,331	173	2.7
Total U.S. high-grade	148,963	116,301	32,662	28.1
Other credit	78,304	55,011	23,293	42.3
Liquid products	17,473	14,725	2,748	18.7
Total	$244,740	$186,037	$58,703	31.6%

Number of U.S. Trading Days	63	63
Number of U.K. Trading Days	61	61

For volume reporting purposes, transactions in foreign currencies are converted to U.S. dollars at average monthly rates. The 28.1% increase in our U.S. high-grade volume was principally due to an increase in our estimated market share of adjusted total U.S. high-grade corporate bond volume as reported by Financial Industry Regulatory Authority (“FINRA”) Trade Reporting and Compliance Engine (“TRACE”) (as adjusted by us to eliminate the increased reporting of affiliate back-to-back trades to FINRA beginning in April 2014 and the inclusion of 144A securities in reported TRACE volumes on July 1, 2014) from 14.0 % for the three months ended June 30, 2014 to 17.0% for the three months ended June 30, 2015.  Adjusted FINRA TRACE U.S. high-grade volume increased 5.9% to $877.4 billion for the three months ended June 30, 2015 from $828.8 billion for the three months ended June 30, 2014.  Based on information provided by FINRA, we believe that the TRACE volumes, as adjusted by us, provide a more accurate comparison to prior period reporting. We have provided a reconciliation of the reported U.S. high-grade TRACE volumes to the adjusted U.S. high-grade TRACE volumes in the “Investor Relations” section of our website.

Other credit volumes increased by 42.3% for the three months ended June 30, 2015 compared to the three months ended June 30, 2014, primarily due to increases of 75% in high-yield bond volume, 71% in Eurobond volume and 18% in emerging markets bond volume. Liquid products volume (excluding credit derivatives) increased by 18.7% for the three months ended June 30, 2015 compared to the three months ended June 30, 2014, due mainly to a gain in our estimated market share of U.S. agency bond volume.

Our average variable transaction fee per million for the three months ended June 30, 2015 and 2014 was as follows:

	Three Months Ended June 30,
	2015	2014

U.S. high-grade - fixed rate	$183	$185
U.S. high-grade - floating rate	51	54
Total U.S. high-grade	177	178
Other credit	300	308
Liquid products	39	44
Total	207	206

The $8 decrease in Other credit average variable transaction fee per million was primarily due to a larger percentage of volume in products that carry lower fees per million.

Distribution Fees

The $0.6 million decrease in Other credit distribution fees principally relates to the migration of certain Eurobond dealers to plans that incorporate a higher level of variable fees and lower level of monthly distribution fees.

Information and Post-Trade Services. Information and post-trade services revenues decreased by $0.3 million.  The change in foreign currency exchange rates had the effect of decreasing information and post-trade services revenue by $0.6 million. Our transaction reporting business processed approximately 252 million and 294 million transactions for the three months ended June 30, 2015 and 2014, respectively. New data contracts had the effect of increasing information services revenue by $0.4 million.

Technology Products and Services. Technology products and services revenues decreased by $1.2 million principally due to the wind-down of a professional consulting service engagement.

Investment Income. Investment income increased by $0.1 million due to higher investment yields.

Other. Other income decreased by $0.1 million.

Expenses

Our expenses for the three months ended June 30, 2015 and 2014, and the resulting dollar and percentage changes were as follows:

	Three Months Ended June 30,
	2015		2014
		% of		% of	$	%
	$	Revenues	$	Revenues	Change	Change
	($ in thousands)
Expenses
Employee compensation and benefits	$20,593	27.3%	$18,421	28.4%	$2,172	11.8%
Depreciation and amortization	4,603	6.1	4,351	6.7	252	5.8
Technology and communications	3,967	5.3	4,449	6.8	(482)	(10.8)
Professional and consulting fees	3,011	4.0	3,426	5.3	(415)	(12.1)
Occupancy	1,232	1.6	1,102	1.7	130	11.8
Marketing and advertising	1,764	2.3	1,800	2.8	(36)	(2.0)
General and administrative	3,262	4.3	2,344	3.6	918	39.2
Total expenses	$38,432	50.9%	$35,893	55.3%	$2,539	7.1%

Employee Compensation and Benefits. Employee compensation and benefits increased by $2.2 million primarily due to higher employee incentive compensation of $1.2 million, which is tied to operating performance, and a $0.6 million increase in stock-based compensation resulting from higher employee equity awards in 2015.

Depreciation and Amortization. Depreciation and amortization increased by $0.3 million primarily due to higher amortization of software development costs of $0.4 million. For the three months ended June 30, 2015 and 2014, $1.5 million and $2.1 million, respectively, of equipment purchases and leasehold improvements and $2.2 million and $2.4 million, respectively, of software development costs were capitalized.

Technology and Communications. Technology and communications expenses decreased by $0.5 million mainly due to lower market data and telecommunication costs.

Professional and Consulting Fees. Professional and consulting fees decreased by $0.4 million mainly due to lower technology consulting costs.

Occupancy. Occupancy costs increased by $0.1 million.

Marketing and Advertising. Marketing and advertising expenses were $1.8 million for both the three months ended June 30, 2015 and 2014.

General and Administrative. General and administrative expenses increased by $0.9 million primarily due to higher clearing and other miscellaneous costs.

Provision for Income Tax. The $1.9 million increase in the tax provision was primarily attributable to higher pre-tax income offset by a lower effective tax rate. Our consolidated effective tax rate for the three months ended June 30, 2015 was 34.6%, compared to 37.4% for the three months ended June 30, 2014. The decrease was principally due to a shift in income to lower tax jurisdictions and a reduction in statutory foreign and state tax rates.  Our consolidated effective tax rate can vary from period to period depending on, among other factors, the geographic mix of our earnings and changes in tax legislation and tax rates.

Six Months Ended June 30, 2015 Compared to Six Months Ended June 30, 2014

Overview

Total revenues increased by $23.9 million or 18.6% to $152.3 million for the six months ended June 30, 2015, from $128.4 million for the six months ended June 30, 2014. This increase in total revenues was primarily due to higher commissions of $27.1 million.  An 8.7% change in the foreign currency exchange rates of the Pound Sterling compared to the U.S. dollar from the six months ended June 30, 2014 to the six months ended June 30, 2015 had the effect of decreasing revenues by $1.8 million.

Total expenses increased by $5.1 million or 7.1% to $76.7 million for the six months ended June 30, 2015, from $71.6 million for the six months ended June 30, 2014. This increase was primarily due to higher employee compensation and benefits of $4.7 million. The change in foreign currency exchange rates had the effect of decreasing expenses by $1.9 million in the six months ended June 30, 2015.

Income before taxes increased by $18.8 million or 33.1% to $75.6 million for the six months ended June 30, 2015, from $56.8 million for the six months ended June 30, 2014. Net income increased by $13.2 million or 36.9% to $48.8 million for the six months ended June 30, 2015, from $35.7 million for six months ended June 30, 2014.

Revenues

Our revenues for the six months ended June 30, 2015 and 2014, and the resulting dollar and percentage changes, were as follows:

	Six Months Ended June 30,
	2015		2014
		% of		% of	$	%
	$	Revenues	$	Revenues	Change	Change
	($ in thousands)
Commissions	$133,430	87.6%	$106,304	82.8%	$27,126	25.5%
Information and post-trade services	15,311	10.1	16,041	12.5	(730)	(4.6)
Technology products and services	2,182	1.4	4,023	3.1	(1,841)	(45.8)
Investment income	373	0.3	284	0.2	89	31.3
Other	966	0.6	1,710	1.4	(744)	(43.5)
Total revenues	$152,262	100.0%	$128,362	100.0%	$23,900	18.6%

Commissions. Our commission revenues for the six months ended June 30, 2015 and 2014, and the resulting dollar and percentage changes, were as follows:

	Six Months Ended June 30,
			$	%
	2015	2014	Change	Change
	($ in thousands)
Variable transaction fees
U.S. high-grade	$53,326	$40,652	$12,674	31.2%
Other credit	47,230	31,990	15,240	47.6
Liquid products	1,391	1,457	(66)	(4.5)
Total variable transaction fees	101,947	74,099	27,848	37.6
Distribution fees
U.S. high-grade	28,034	27,743	291	1.0
Other credit	2,913	4,194	(1,281)	(30.5)
Liquid products	536	268	268	100.0
Total distribution fees	31,483	32,205	(722)	(2.2)
Total commissions	$133,430	$106,304	$27,126	25.5%

Variable Transaction Fees

The following table shows the extent to which the increase in variable transaction fees for the six months ended June 30, 2015 was attributable to changes in transaction volumes and variable transaction fees per million:

	Change from the Six Months Ended June 30, 2014
	U.S. High-Grade	Other Credit	Liquid Products	Total
	(In thousands)
Volume increase	$10,165	$16,704	$54	$26,924
Variable transaction fee per million increase (decrease)	2,509	(1,464)	(120)	924
Total commissions increase (decrease)	$12,674	$15,240	$(66)	$27,848

Our trading volumes for the six months ended June 30, 2015 and 2014 were as follows:

	Six Months Ended June 30,
			$	%
	2015	2014	Change	Change
Trading Volume Data (in millions)
U.S. high-grade - fixed rate	$280,446	$223,098	$57,348	25.7%
U.S. high-grade - floating rate	13,899	12,367	1,532	12.4
Total U.S. high-grade	294,345	235,465	58,880	25.0
Other credit	159,923	105,062	54,861	52.2
Liquid products	34,148	32,929	1,219	3.7
Total	$488,416	$373,456	$114,960	30.8%

Number of U.S. Trading Days	124	124
Number of U.K. Trading Days	124	124

For volume reporting purposes, transactions in foreign currencies are converted to U.S. dollars at average monthly rates. The 25.0% increase in our U.S. high-grade volume was principally due to an increase in our estimated market share of adjusted total U.S. high-grade corporate bond volume as reported by FINRA TRACE (as adjusted by us to eliminate the increased reporting of affiliate back-to-back trades to FINRA beginning in April 2014 and the inclusion of 144A securities in reported TRACE volumes on July 1, 2014) from 13.7% for the six months ended June 30, 2014 to 16.2% for the six months ended June 30, 2015.  Adjusted FINRA TRACE U.S. high-grade volume increased 5.4% to $1.8 trillion for the six months ended June 30, 2015 from $1.7 trillion for the six months ended June 30, 2014.  Based on information provided by FINRA, we believe that the TRACE volumes, as adjusted by us, provide a more accurate comparison to prior period reporting. We have provided a reconciliation of the reported U.S. high-grade TRACE volumes to the adjusted U.S. high-grade TRACE volumes in the “Investor Relations” section of our website.

Other credit volumes increased by 52.2% for the six months ended June 30, 2015 compared to the six months ended June 30, 2014, primarily due to increases of 99% in Eurobond volume, 77% in high-yield bond volume and 24% in emerging markets bond volume. Liquid products volume (excluding credit derivatives) increased by 3.7% for the six months ended June 30, 2015 compared to the six months ended June 30, 2014, due mainly to a gain in our estimated market share of U.S. agency bond volume.

Our average variable transaction fee per million for the six months ended June 30, 2015 and 2014 was as follows:

	Six Months Ended June 30,
	2015	2014

U.S. high-grade - fixed rate	$188	$179
U.S. high-grade - floating rate	48	57
Total U.S. high-grade	181	173
Other credit	295	304
Liquid products	41	44
Total	209	198

The $8 increase in total U.S. high-grade average variable transaction fee per million was primarily due to an increase in the duration of the bonds traded. The $9 decrease in Other credit average variable transaction fee per million was primarily due to a larger percentage of volume in products that carry lower fees per million.

Distribution Fees

The $1.3 million decrease in Other credit distribution fees principally relates to the migration of certain Eurobond dealers to plans that incorporate a higher level of variable fees and a lower level of monthly distribution fees.  The $0.3 million increase in Liquid products distribution fees was due to the commencement of SEF-related revenues in March 2014.

Information and Post-Trade Services. Information and post-trade services revenues decreased by $0.7 million.  The change in foreign currency exchange rates had the effect of decreasing information and post-trade services revenue by $1.1 million. Our transaction reporting business processed approximately 531 million and 597 million transactions for the six months ended June 30, 2015 and 2014, respectively. New data contracts had the effect of increasing information services revenue by $0.6 million.

Technology Products and Services. Technology products and services revenues decreased by $1.8 million principally due to the wind-down of a professional consulting service engagement.

Investment Income. Investment income increased by $0.1 million due to higher investment yields.

Other. Other income decreased by $0.7 million due to the recognition of $0.9 million of income on the sale of certain MF Global bankruptcy claims during the six months ended June 30, 2014.

Expenses

Our expenses for the six months ended June 30, 2015 and 2014, and the resulting dollar and percentage changes were as follows:

	Six Months Ended June 30,
	2015		2014
		% of		% of	$	%
	$	Revenues	$	Revenues	Change	Change
	($ in thousands)
Expenses
Employee compensation and benefits	$41,767	27.4%	$37,030	28.8%	$4,737	12.8%
Depreciation and amortization	9,215	6.1	8,472	6.6	743	8.8
Technology and communications	8,305	5.5	8,941	7.0	(636)	(7.1)
Professional and consulting fees	6,293	4.1	7,398	5.8	(1,105)	(14.9)
Occupancy	2,224	1.5	2,191	1.7	33	1.5
Marketing and advertising	2,956	1.9	3,009	2.3	(53)	(1.8)
General and administrative	5,941	3.8	4,542	3.6	1,399	30.8
Total expenses	$76,701	50.3%	$71,583	55.8%	$5,118	7.1%

Employee Compensation and Benefits. Employee compensation and benefits increased by $4.7 million primarily due to higher employee incentive compensation of $3.1 million, which is tied to operating performance, and an increase of $1.4 million in stock-based compensation resulting from higher employee equity awards in 2015.

Depreciation and Amortization. Depreciation and amortization increased by $0.7 million primarily due to higher amortization of software development costs of $0.9 million. For the six months ended June 30, 2015 and 2014, $2.3 million and $3.8 million, respectively, of equipment purchases and leasehold improvements and $4.8 million and $5.0 million, respectively, of software development costs were capitalized.

Technology and Communications. Technology and communications expenses decreased by $0.6 million mainly due to lower market data costs of $0.3 million and telecommunication costs of $0.3 million.

Professional and Consulting Fees. Professional and consulting fees decreased by $1.1 million mainly due to lower legal fees of $0.4 million, technology consulting costs of $0.4 million and recruiting costs of $0.3 million.

Occupancy. Occupancy costs were $2.2 million for both the six months ended June 30, 2015 and 2014.

Marketing and Advertising. Marketing and advertising expenses were $3.0 million for both the six months ended June 30, 2015 and 2014.

General and Administrative. General and administrative expenses increased by $1.4 million primarily due to higher clearing costs.

Provision for Income Tax. The $5.6 million increase in the tax provision was primarily attributable to higher pre-tax income offset by a lower effective tax rate. Our consolidated effective tax rate for the six months ended June 30, 2015 was 35.4%, compared to 37.2% for the six months ended June 30, 2014 The decrease was principally due to a shift in income to lower tax jurisdictions and a reduction in statutory foreign and state tax rates.  Our consolidated effective tax rate can vary from period to period depending on, among other factors, the geographic mix of our earnings and changes in tax legislation and tax rates.

Liquidity and Capital Resources

During the past three years, we have met our cash needs through cash on hand and internally generated funds. Cash and cash equivalents and securities available-for-sale totaled $236.8 million at June 30, 2015.

In January 2013, we entered into a three-year credit agreement that provides for revolving loans and letters of credit up to an aggregate of $50.0 million. As of June 30, 2015, there was $49.8 million available to borrow under the credit facility. Subject to satisfaction of certain specified conditions, we are permitted to upsize the credit facility by an additional $50.0 million.

Our cash flows were as follows:

	Six Months Ended June 30,
			$	%
	2015	2014	Change	Change
	($ in thousands)
Net cash provided by operating activities	$40,595	$36,412	$4,183	11.5%
Net cash (used in) investing activities	(10,935)	(7,529)	(3,406)	45.2
Net cash (used in) financing activities	(28,824)	(27,501)	(1,323)	4.8
Effect of exchange rate changes on cash and cash equivalents	(497)	(919)	422	(45.9)
Net increase for the period	$339	$463	$(124)	(26.8)%

The $4.2 million increase in net cash provided by operating activities was primarily due to an increase in net income of $13.2 million, offset by an increase in working capital of $9.8 million.

The $3.4 million increase in net cash used in investing activities was due to an increase in net purchases of securities available-for-sale of $5.0 million, offset by a decrease in capital expenditures of $1.6 million.

The $1.3 million increase in net cash used in financing activities was principally due to an increase in cash dividends paid on common stock of $2.7 million and increased repurchases of our common stock of $0.7 million, offset by lower stock-based withholding tax payments and excess tax benefits totaling $1.9 million.

Free cash flow is defined as cash flow from operating activities less expenditures for furniture, equipment and leasehold improvements and capitalized software development costs. For the 12 months ended June 30, 2015 and 2014, free cash flow was $100.9 million and $75.7 million, respectively. Free cash flow is a non-GAAP financial measure. We believe that this non-GAAP financial measure, when taken into consideration with the corresponding GAAP financial measures, is important in gaining an understanding of our financial strength and cash flow generation.

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

Certain of our U.S. subsidiaries are registered as a broker-dealer or a SEF and therefore are subject to the applicable rules and regulations of the SEC and the CFTC. These rules contain minimum net capital requirements, as defined in the applicable regulations, and also may require a significant part of the registrants’ assets be kept in relatively liquid form. Certain of our foreign subsidiaries are regulated by the Financial Conduct Authority in the U.K. or Ontario Securities Commission in Canada and must maintain financial resources, as defined in the applicable regulations, in excess of the applicable financial resources requirement. As of June 30, 2015, each of our subsidiaries that are subject to these regulations had net capital or financial resources in excess of their minimum requirements. As of June 30, 2015, our subsidiaries maintained aggregate net capital and financial resources that were $97.1 million in excess of the required levels of $8.6 million.

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

As of June 30, 2015, the amount of unrestricted cash held by our non-U.S. subsidiaries was $33.3 million. We have determined that unremitted earnings of our foreign subsidiaries are considered indefinitely reinvested outside of the U.S. Any repatriation of such foreign earnings by way of dividend may be subject to both U.S. federal and state income taxes, reduced by applicable foreign tax credits. However, we do not have any current needs or foreseeable plans to repatriate cash by way of dividends from our non-U.S. subsidiaries.

We execute certain bond transactions between and among institutional investor and broker-dealer clients on a matched principal basis by serving as counterparty to both the buyer and the seller in trades which settle through third-party clearing brokers. Settlement typically occurs within one to three trading days after the trade date. Cash settlement of the transaction occurs upon receipt or delivery of the underlying instrument that was traded. For the six months ended June 30, 2015 and 2014, revenues from matched principal trading were approximately $7.4 million and $2.8 million, respectively. Under securities clearing agreements with third party clearing brokers, we maintain a collateral deposit with the clearing broker in the form of cash. As of June 30, 2015, the amount of the collateral deposits included in prepaid expenses and other assets in the Consolidated Statements of Financial Condition was $0.9 million. In our role as matched principal counterparty, we are exposed to the counterparty credit and settlement risk that arises from the risk that the participants that we trade with do not fulfill their obligations to us due to bankruptcy, lack of liquidity, operational failure, errors or other reasons. Pursuant to the terms of the securities clearing agreements between us and the clearing brokers, the clearing brokers have the right to charge us for losses resulting from a counterparty’s failure to fulfill its contractual obligations. The losses are not capped at a maximum amount and apply to all trades executed through the clearing broker. As of June 30, 2015, we had not recorded any liabilities with regard to this right.

In the ordinary course of business, we enter into contracts that contain a variety of representations, warranties and general indemnifications. Our maximum exposure from any claims under these arrangements is unknown, as this would involve claims that have not yet occurred. However, based on past experience, we expect the risk of material loss to be remote.

In January 2014, our Board of Directors authorized a share repurchase program for up to $35.0 million of our common stock. In July 2014, our Board of Directors increased the authorization under the share repurchase program by an additional $65.0 million of our common stock. For the six months ended June 30, 2015, we repurchased 180,400 shares of common stock at a cost of $14.5 million. As of June 30, 2015, approximately $47.6 million remains authorized for repurchase under the program. Shares repurchased under the program will be held in treasury for future use. The share repurchase program will expire on December 31, 2015.

In July 2015, our Board of Directors approved a quarterly cash dividend of $0.20 per share payable on August 20, 2015 to stockholders of record as of the close of business on August 6, 2015. We expect the total amount payable to be approximately $7.4 million. Any future declaration and payment of dividends will be at the sole discretion of our Board of Directors. Our Board of Directors may take into account such matters as general business conditions, our financial results, capital requirements, contractual obligations, legal, and regulatory restrictions on the payment of dividends to our stockholders or by our subsidiaries to their respective parent entities, and such other factors as the Board of Directors may deem relevant.

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

As of June 30, 2015, we had a $67.5 million investment in securities available-for-sale. Adverse movements, such as a 10% decrease in the value of these securities or a downturn or disruption in the markets for these securities, could result in a substantial loss. In addition, principal gains and losses resulting from these securities could on occasion have a disproportionate effect, positive or negative, on our financial condition and results of operations for any particular reporting period.

Interest Rate Risk

Interest rate risk represents our exposure to interest rate changes with respect to the money market instruments and fixed-income securities in which we invest. As of June 30, 2015, our cash and cash equivalents and securities available-for-sale amounted to $236.8 million and were primarily in money market instruments, corporate bonds and municipal securities. We do not maintain an inventory of bonds that are traded on our platform.

Derivative Risk

Our limited derivative risk stems from our activities in the foreign currency forward contract market. We use this market to mitigate our U.S. dollar versus Pound Sterling exposure that arises from the activities of our U.K. subsidiaries. As of June 30, 2015, the notional fair value of our foreign currency forward contract was $38.2 million. We do not speculate in any derivative instruments.

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

Item 4. Controls and Procedures

(a)  Evaluation of Disclosure Controls and Procedures. Our management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our “disclosure controls and procedures, ” as that term is defined in Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of June 30, 2015. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective to ensure that information required to be disclosed by MarketAxess in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and to ensure that information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

(b)  Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2015 identified in connection with the evaluation thereof by our management, including the Chief Executive Officer and Chief Financial Officer, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

During the quarter ended June 30, 2015, we repurchased the following shares of common stock:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans and Programs	Dollar Value of Shares That May Yet Be Purchased Under the Plans and Programs
				(In thousands)

April 1, 2015-- April 30, 2015	21,000	$86.99	21,000	$51,260
May 1, 2015 -- May 31, 2015	20,000	86.67	20,000	49,527
June 1, 2015 -- June 30, 2015	22,000	89.31	22,000	47,562
	63,000	$87.70	63,000

In January 2014, our Board of Directors authorized a share repurchase program for up to $35.0 million of our common stock.  In July 2014, our Board of Directors increased the authorization under the share repurchase program by an additional $65.0 million of our common stock. The share repurchase program will expire on December 31, 2015. For the six months ended June 30, 2015, we repurchased 180,400 shares of common stock at a cost of $14.5 million. Shares repurchased under the program will be held in treasury for future use.

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

**

Attached as Exhibit 101 to this Quarterly Report on Form 10-Q are the following materials, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Financial Condition as of June 30, 2015 and December 31, 2014; (ii) Consolidated Statements of Operations for the Three and Six Months Ended June 30, 2015 and 2014; (iii) Consolidated Statements of Comprehensive Income for the Three and Six Months Ended June 30, 2015 and 2014; (iv) Consolidated Statement of Stockholders’ Equity for the Six Months Ended June 30, 2015; (v) Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2015 and 2014; and (vi) Notes to the Consolidated Financial Statements.

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

MARKETAXESS HOLDINGS INC.

Date: July 24, 2015	By:	/s/ RICHARD M. MCVEY
Richard M. McVey
Chief Executive Officer
(principal executive officer)

Date: July 24, 2015	By:	/s/ ANTONIO L. DELISE
Antonio L. DeLise
Chief Financial Officer
(principal financial and accounting officer)