Form 10-Q
period 2015-09-30
MARKETAXESS HOLDINGS INC
filed 2015-10-23
CIK 1278021

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

or

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

As of October 22, 2015, the number of shares of the Registrant’s voting common stock outstanding was 37,291,741.

MARKETAXESS HOLDINGS INC.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2015

PART I — Financial Information

Item 1. Financial Statements

MARKETAXESS HOLDINGS INC.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Unaudited)

	As of
	September 30, 2015	December 31, 2014
	(In thousands, except share and per share amounts)
ASSETS
Cash and cash equivalents	$160,376	$168,924
Securities available-for-sale, at fair value	95,516	64,863
Accounts receivable, net of allowance of $39 and $3 as of September 30, 2015 and December 31, 2014, respectively	49,280	33,836
Goodwill and intangible assets, net of accumulated amortization	64,712	66,419
Furniture, equipment, leasehold improvements and capitalized software, net of accumulated depreciation and amortization	31,027	32,185
Prepaid expenses and other assets	7,173	6,685
Deferred tax assets, net	8,238	6,972
Total assets	$416,322	$379,884

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Accrued employee compensation	$22,838	$25,310
Income and other tax liabilities	4,410	5,940
Deferred revenue	2,215	2,465
Accounts payable, accrued expenses and other liabilities	13,388	11,961
Total liabilities	42,851	45,676

Commitments and Contingencies (Note 10)	—	—

Stockholders’ equity
Preferred stock, $0.001 par value, 4,855,000 shares authorized, no shares issued and outstanding as of September 30, 2015 and December 31, 2014	—	—
Series A Preferred Stock, $0.001 par value, 110,000 shares authorized, no shares issued and outstanding as of September 30, 2015 and December 31, 2014	—	—
Common stock voting, $0.003 par value, 110,000,000 shares authorized, 39,687,461 shares and 39,460,066 shares issued and 37,307,916 shares and 37,318,722 shares outstanding as of September 30, 2015 and December 31, 2014, respectively	120	120
Common stock non-voting, $0.003 par value, 10,000,000 shares authorized, no shares issued and outstanding as of September 30, 2015 and December 31, 2014	—	—
Additional paid-in capital	317,617	307,059
Treasury stock - Common stock voting, at cost, 2,379,545 and 2,141,344 shares as of September 30, 2015 and December 31, 2014, respectively	(90,272)	(70,247)
Retained earnings	150,975	101,813
Accumulated other comprehensive loss	(4,969)	(4,537)
Total stockholders’ equity	373,471	334,208
Total liabilities and stockholders’ equity	$416,322	$379,884

The accompanying notes are an integral part of these consolidated financial statements.

MARKETAXESS HOLDINGS INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(In thousands, except per share amounts)
Revenues
Commissions	$65,178	$54,462	$198,608	$160,766
Information and post-trade services	7,671	7,600	22,982	23,641
Technology products and services	683	1,562	2,865	5,585
Investment income	248	132	621	416
Other	412	489	1,378	2,199
Total revenues	74,192	64,245	226,454	192,607

Expenses
Employee compensation and benefits	21,002	18,589	62,769	55,619
Depreciation and amortization	4,642	4,482	13,857	12,954
Technology and communications	3,891	4,359	12,196	13,300
Professional and consulting fees	3,210	3,514	9,503	10,912
Occupancy	1,246	1,127	3,470	3,318
Marketing and advertising	1,304	1,331	4,260	4,340
General and administrative	3,544	2,575	9,485	7,117
Total expenses	38,839	35,977	115,540	107,560
Income before income taxes	35,353	28,268	110,914	85,047
Provision for income taxes	12,638	10,764	39,368	31,877
Net income	$22,715	$17,504	$71,546	$53,170

Net income per common share
Basic	$0.62	$0.47	$1.95	$1.44
Diluted	$0.60	$0.46	$1.90	$1.40

Cash dividends declared per common share	$0.20	$0.16	$0.60	$0.48

Weighted average shares outstanding
Basic	36,681	36,856	36,695	36,997
Diluted	37,643	37,805	37,636	37,947

The accompanying notes are an integral part of these consolidated financial statements.

MARKETAXESS HOLDINGS INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(In thousands)
Net income	$22,715	$17,504	$71,546	$53,170
Net cumulative translation adjustment and foreign currency exchange hedge, net of tax of $(69), $(96), $(229) and $(334), respectively	(105)	(111)	(420)	(492)
Net unrealized (loss) gain on securities available-for-sale, net of tax of $(4), $(16), $(7) and $16, respectively	(6)	(27)	(12)	30
Less: reclassification adjustment for realized gain from securities available-for-sale included in Other revenues, net of tax of $0, $(7), $0 and $(19), respectively	—	(12)	—	(35)
Net change in unrealized (loss) gain on securities available-for-sale, net of tax	(6)	(39)	(12)	(5)
Comprehensive Income	$22,604	$17,354	$71,114	$52,673

The accompanying notes are an integral part of these consolidated financial statements.

MARKETAXESS HOLDINGS INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

			Treasury
			Stock -		Accumulated
	Common	Additional	Common		Other	Total
	Stock	Paid-In	Stock	Retained	Comprehen-	Stockholders’
	Voting	Capital	Voting	Earnings	sive Loss	Equity
	(In thousands)
Balance at December 31, 2014	$120	$307,059	$(70,247)	$101,813	$(4,537)	$334,208
Net income	—	—	—	71,546	—	71,546
Cumulative translation adjustment and foreign currency exchange hedge, net of tax	—	—	—	—	(420)	(420)
Unrealized net loss on securities available-for-sale, net of tax	—	—	—	—	(12)	(12)
Stock-based compensation	—	9,276	—	—	—	9,276
Exercise of stock options	—	1,530	—	—	—	1,530
Withholding tax payments on restricted stock vesting and stock option exercises	—	(4,450)	—	—	—	(4,450)
Excess tax benefits from stock-based compensation	—	4,202	—	—	—	4,202
Repurchases of common stock	—	—	(20,025)	—	—	(20,025)
Cash dividend on common stock	—	—	—	(22,384)	—	(22,384)
Balance at September 30, 2015	$120	$317,617	$(90,272)	$150,975	$(4,969)	$373,471

The accompanying notes are an integral part of these consolidated financial statements.

MARKETAXESS HOLDINGS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2015	2014
	(In thousands)
Cash flows from operating activities
Net income	$71,546	$53,170
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	13,857	12,954
Stock-based compensation expense	9,276	7,179
Deferred taxes	(1,250)	1,575
Other	1,638	1,482
Changes in operating assets and liabilities:
(Increase) in accounts receivable	(15,595)	(2,321)
(Increase) decrease in prepaid expenses and other assets	(347)	1,245
(Decrease) in accrued employee compensation	(2,472)	(5,617)
(Decrease) in income and other tax liabilities	(1,309)	(110)
(Decrease) increase in deferred revenue	(250)	558
Increase (decrease) in accounts payable, accrued expenses and other liabilities	1,244	(1,526)
Net cash provided by operating activities	76,338	68,589
Cash flows from investing activities
Securities available-for-sale:
Proceeds from maturities	25,048	13,536
Purchases	(57,175)	(4,181)
Purchases of furniture, equipment and leasehold improvements	(3,730)	(4,002)
Capitalization of software development costs	(7,517)	(7,412)
Other	(141)	595
Net cash (used in) investing activities	(43,515)	(1,464)
Cash flows from financing activities
Cash dividend on common stock	(22,201)	(18,062)
Exercise of stock options	1,530	1,390
Withholding tax payments on restricted stock vesting and stock option exercises	(4,450)	(5,008)
Excess tax benefits from stock-based compensation	4,202	3,203
Repurchases of common stock	(20,025)	(25,442)
Other	—	(42)
Net cash (used in) financing activities	(40,944)	(43,961)
Effect of exchange rate changes on cash and cash equivalents	(427)	(755)
Cash and cash equivalents
Net (decrease) increase for the period	(8,548)	22,409
Beginning of period	168,924	132,691
End of period	$160,376	$155,100

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

The Company assesses whether an other-than-temporary impairment loss on the investments has occurred due to declines in fair value or other market conditions. The portion of an other-than-temporary impairment related to credit loss is recorded as a charge in the Consolidated Statements of Operations. The remainder is recognized in accumulated other comprehensive loss if the Company does not intend to sell the security and it is more likely than not that the Company will not be required to sell the security prior to recovery. No charges for other-than-temporary losses were recorded during the nine months ended September 30, 2015 and 2014.

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

Cash Provided as Collateral

Cash is provided as collateral for broker-dealer clearing accounts. Cash provided as collateral is included in prepaid expenses and other assets in the Consolidated Statements of Financial Condition.

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

Recent Accounting Pronouncements

In August 2015, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) No. 2015-14, “Revenue from Contracts with Customers”, which will replace most of the existing revenue recognition guidance in GAAP.  The core principle of the ASU is that an entity should recognize revenue for the transfer of goods or services equal to the amount that it expects to be entitled to receive for those goods or services.  The ASU requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments. The ASU will be effective for the Company beginning January 1, 2018 and allows for both retrospective and prospective methods of adoption. The Company is in the process of determining the method of adoption and assessing the impact of this ASU on the Company’s Consolidated Financial Statements.

3. Net Capital Requirements

Certain U.S. subsidiaries of the Company are registered as a broker-dealer or swap execution facility and therefore are subject to the applicable rules and regulations of the SEC and the Commodity Futures Trading Commission. These rules contain minimum net capital requirements, as defined in the applicable regulations, and also may require a significant part of the registrants’ assets be kept in relatively liquid form. Certain of the Company’s foreign subsidiaries are regulated by the Financial Conduct Authority in the U.K. or Ontario Securities Commission in Canada and must maintain financial resources, as defined in the applicable regulations, in excess of the applicable financial resources requirement. As of September 30, 2015, each of the Company’s subsidiaries that are subject to these regulations had net capital or financial resources in excess of their minimum requirements. As of September 30, 2015, the Company’s subsidiaries maintained aggregate net capital and financial resources that was $102.6 million in excess of the required levels of $9.0 million.

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

	Level 1	Level 2	Level 3	Total
	(In thousands)
As of September 30, 2015
Money market funds	$51,175	$—	$—	$51,175
Securities available-for-sale
Municipal securities	—	4,274	—	4,274
Corporate bonds	—	91,242	—	91,242
Foreign currency forward position	—	186	—	186
Total	$51,175	$95,702	$—	$146,877

As of December 31, 2014
Money market funds	$62,126	$—	$—	$62,126
Securities available-for-sale
Municipal securities	—	11,696	—	11,696
Corporate bonds	—	53,167	—	53,167
Foreign currency forward position	—	103	—	103
Total	$62,126	$64,966	$—	$127,092

Securities classified within Level 2 were valued using a market approach utilizing prices and other relevant information generated by market transactions involving comparable assets. The foreign currency forward contracts are classified within Level 2 as the valuation inputs are based on quoted market prices. There were no financial assets classified within Level 3 during the nine months ended September 30, 2015 and 2014.

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

	As of
	September 30, 2015	December 31, 2014
	(In thousands)
Notional value	$42,297	$32,089
Fair value of notional	42,111	31,986
Fair value of the asset	$186	$103

The following is a summary of the Company’s securities available-for-sale:

		Gross	Gross	Estimated
	Amortized	unrealized	unrealized	fair
	cost	gains	losses	value
	(In thousands)
As of September 30, 2015
Municipal securities	$4,272	$2	$—	$4,274
Corporate bonds	91,237	73	(68)	91,242
Total securities available-for-sale	$95,509	$75	$(68)	$95,516

As of December 31, 2014
Municipal securities	$11,693	$5	$(2)	$11,696
Corporate bonds	53,146	50	(29)	53,167
Total securities available-for-sale	$64,839	$55	$(31)	$64,863

The following table summarizes the contractual maturities of securities available-for-sale:

	As of
	September 30, 2015	December 31, 2014
	(In thousands)
Less than one year	$42,107	$36,062
Due in 1 - 5 years	53,409	28,801
Total securities available-for-sale	$95,516	$64,863

Proceeds from the sales and maturities of securities available-for-sale during the nine months ended September 30, 2015 and 2014 were $25.0 million and $13.5 million, respectively.

The following table provides fair values and unrealized losses on securities available-for-sale and by the aging of the securities’ continuous unrealized loss position as of September 30, 2015 and December 31, 2014:

	Less than Twelve Months		Twelve Months or More		Total
	Estimated	Gross	Estimated	Gross	Estimated	Gross
	fair	unrealized	fair	unrealized	fair	unrealized
	value	losses	value	losses	value	losses
	(In thousands)
As of September 30, 2015
Municipal securities	$—	$—	$—	$—	$—	$—
Corporate bonds	37,085	(68)	—	—	37,085	(68)
Total	$37,085	$(68)	$—	$—	$37,085	$(68)

As of December 31, 2014
Municipal securities	$2,139	$(2)	$—	$—	$2,139	$(2)
Corporate bonds	20,487	(29)	—	—	20,487	(29)
Total	$22,626	$(31)	$—	$—	$22,626	$(31)

5. Goodwill and Intangible Assets

Goodwill and intangible assets with indefinite lives was $59.7 million as of both September 30, 2015 and December 31, 2014. Intangible assets that are subject to amortization, including the related accumulated amortization, are comprised of the following:

	September 30, 2015			December 31, 2014
	Cost	Accumulated Amortization	Net Carrying Amount	Cost	Accumulated Amortization	Net Carrying Amount
	(In thousands)
Technology	$5,770	$(5,076)	$694	$5,770	$(3,826)	$1,944
Customer relationships	5,674	(1,464)	4,210	5,682	(1,183)	4,499
Non-competition agreements	380	(327)	53	380	(232)	148
Tradenames	370	(328)	42	370	(253)	117
Total	$12,194	$(7,195)	$4,999	$12,202	$(5,494)	$6,707

Amortization expense associated with identifiable intangible assets was $1.7 million for both the nine months ended September 30, 2015 and 2014. Estimated total amortization expense is $2.3 million for 2015, $0.7 million for 2016 and $0.4 million for each of 2017, 2018 and 2019.

6. Income Taxes

The provision for income taxes consists of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(In thousands)
Current:
Federal	$11,041	$9,280	$28,131	$22,297
State and local	2,036	1,583	5,234	4,356
Foreign	1,234	227	3,189	520
Total current provision	14,311	11,090	36,554	27,173
Deferred:
Federal	(1,246)	(354)	2,658	3,979
State and local	(209)	(73)	420	512
Foreign	(218)	101	(264)	213
Total deferred provision	(1,673)	(326)	2,814	4,704
Provision for income taxes	$12,638	$10,764	$39,368	$31,877

The following is a summary of the Company’s net deferred tax assets:

	As of
	September 30, 2015	December 31, 2014
Deferred tax assets and liabilities	$14,053	$12,468
Valuation allowance	(7,334)	(7,428)
Deferred tax assets, net	$6,719	$5,040

The Company or one of its subsidiaries files U.S. federal, state and foreign income tax returns. Income tax returns for New York City (through 2003) and state (through 2009) and Connecticut state (through 2003) tax returns have been audited. Examinations of the Company’s federal tax returns for 2011 and 2012 and New York State tax returns for 2010 through 2013 are currently underway. The Company cannot estimate when the examinations will conclude or the impact such examinations will have on the Company’s Consolidated Financial Statements, if any.

The Company has determined that unremitted earnings of the Company’s foreign subsidiaries are considered indefinitely reinvested outside of the United States.

7. Stock-Based Compensation Plans

Stock-based compensation expense for the nine months ended September 30, 2015 and 2014 was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(In thousands)
Employees	$2,958	$2,231	$8,596	$6,503
Non-employee directors	294	298	680	676
Total stock-based compensation	$3,252	$2,529	$9,276	$7,179

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

In addition to the grants above, the Company granted to employees and non-employee directors restricted stock or restricted stock units of 111,089 shares, performance shares with an expected pay-out at target of 28,520 shares of common stock and 669 options to purchase shares of common stock during the nine months ended September 30, 2015.  The fair value of the restricted stock and performance share awards was based on a weighted-average grant date fair value per share of $74.44 and $70.60, respectively. Based on the Black-Scholes option pricing model, the weighted-average fair value for each option granted was $36.46 per share. The awards vest over a three or five year period and had an aggregate grant date fair value of $8.3 million.

  As of September 30, 2015, the total unrecognized compensation cost related to all non-vested awards was $20.7 million. That cost is expected to be recognized over a weighted-average period of 2.3 years.

8. Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per common share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(In thousands, except per share amounts)
Net income	$22,715	$17,504	$71,546	$53,170

Basic weighted average shares outstanding	36,681	36,856	36,695	36,997
Dilutive effect of stock options and restricted stock	962	949	941	950
Diluted weighted average shares outstanding	37,643	37,805	37,636	37,947

Basic earnings per share	$0.62	$0.47	$1.95	$1.44
Diluted earnings per share	$0.60	$0.46	$1.90	$1.40

Stock options and restricted stock totaling 130,112 shares and 30,036 shares for the three months ended September 30, 2015 and 2014, respectively, and 170,429 and 87,900 shares for the nine months ended September 30, 2015 and 2014, respectively, were excluded from the computation of diluted earnings per share because their effect would have been antidilutive. The computation of diluted shares can vary among periods due, in part, to the change in the average price of the Company’s common stock.

9. Credit Facility

In January 2013, the Company entered into a three-year credit agreement (“Credit Agreement”) that provides for revolving loans and letters of credit up to an aggregate of $50.0 million (“Credit Facility”). As of September 30, 2015, there was $49.9 million available to borrow under the Credit Facility. Subject to satisfaction of certain specified conditions, the Company is permitted to upsize the Credit Facility by an additional $50.0 million in total.

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

The Credit Agreement requires that the Company’s consolidated total leverage ratio tested on the last day of each fiscal quarter not exceed 2.5 to 1.0. The Credit Agreement also requires that the Company’s consolidated interest coverage ratio tested on the last day of each fiscal quarter not fall below 3.5 to 1.0. The Company was in compliance with all applicable covenants at December 31, 2014 and September 30, 2015.

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

10. Commitments and Contingencies

Lease Commitments

The Company leases office space under non-cancelable lease agreements expiring at various dates through 2027. Office space leases are subject to escalation based on certain costs incurred by the landlord. Minimum rental commitments as of September 30, 2015 under such operating leases were as follows (in thousands):

Remainder of 2015	$657
2016	3,424
2017	3,350
2018	3,076
2019	2,899
2020 and thereafter	11,757
$25,163

Rental expense was $3.0 million and $2.9 million for the nine months ended September 30, 2015 and 2014, respectively, and is included in occupancy expense in the Consolidated Statements of Operations. Rental expense has been recorded based on the total minimum lease payments after giving effect to rent abatement and concessions, which are being amortized on a straight-line basis over the life of the lease. The Company is contingently obligated for standby letters of credit amounting to $1.3 million that were issued to landlords for office space.

The Company has assigned two lease agreements on leased properties to separate third parties. The Company is contingently liable should the assignees default on future lease obligations through the lease termination dates of November 2015 and November 2020.  The aggregate amount of future lease obligations under these arrangements is $1.6 million as of September 30, 2015.

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

Other

The Company, through two regulated subsidiaries, executes certain bond transactions between and among institutional investor and broker-dealer clients on a matched principal basis by serving as counterparty to both the buyer and the seller in trades which settle through third-party clearing brokers. Settlement typically occurs within one to three trading days after the trade date. Cash settlement of the transaction occurs upon receipt or delivery of the underlying instrument that was traded. For the nine months ended September 30, 2015 and 2014, revenues from matched principal transactions were $11.6 million and $4.7 million, respectively. Under securities clearing agreements with the third party clearing brokers, the Company maintains a collateral deposit with each clearing broker in the form of cash. As of September 30, 2015, the amount of the collateral deposits included in prepaid expenses and other assets in the Consolidated Statements of Financial Condition was $1.0 million. For the nine months ended September 30, 2015 and 2014, clearing expenses associated with matched principal transactions were $2.3 million and $0.9 million, respectively, and are classified under general and administrative expense on the Consolidated Statements of Operations. In its role as matched principal counterparty, the Company is exposed to the counterparty credit and settlement risk that arises from the risk that the participants that the Company trades with do not fulfill their obligations to the Company due to bankruptcy, lack of liquidity, operational failure, errors or other reasons. Pursuant to the terms of the securities clearing agreements, the clearing broker has the right to charge the Company for losses resulting from a counterparty’s failure to fulfill its contractual obligations. The losses are not capped at a maximum amount and apply to all trades executed through the clearing broker. At September 30, 2015, the Company had not recorded any liabilities with regard to this right.

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

11. Customer Concentration

During both the nine months ended September 30, 2015 and 2014, no single client accounted for more than 10% of total revenue. One institutional investor client accounted for 15.5% and 14.8% of trading volumes during the nine months ended September 30, 2015 and 2014, respectively.

12. Share Repurchase Program

In January 2014, the Board of Directors of the Company authorized a share repurchase program for up to $35.0 million of the Company’s common stock. In July 2014, the Board of Directors increased the authorization under the share repurchase program by an additional $65.0 million of the Company’s common stock. The share repurchase program will expire on December 31, 2015. For the nine months ended September 30, 2015, the Company repurchased 238,201 shares of common stock at a cost of $20.0 million. As of September 30, 2015, approximately $42.0 million remains authorized for repurchase under the program.  Shares repurchased under the program will be held in treasury for future use.

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

For the three and nine months ended September 30, 2015 and 2014, the U.K. was the only individual foreign country in which the Company had a subsidiary that accounted for 10% or more of the total revenues or total long-lived assets of the Company.  Revenues and long-lived assets are attributed to a geographic area based on the location of the particular subsidiary. Long-lived assets are defined as furniture, equipment, leasehold improvements and capitalized software, net of accumulated depreciation and amortization.  Information regarding revenue for the three and nine months ended September 30, 2015 and 2014 and long-lived assets as of September 30, 2015 and December 31, 2014 was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(In thousands)
Revenues
United States	$64,098	$54,849	$196,488	$163,469
United Kingdom	9,830	9,197	29,094	28,556
Other	264	199	872	582
Total	$74,192	$64,245	$226,454	$192,607

	As of
	September 30, 2015	December 31, 2014
	(In thousands)
Long-lived assets, as defined
United States	$21,868	$23,099
United Kingdom	9,140	9,057
Other	19	29
Total	$31,027	$32,185

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

Executive Overview

MarketAxess operates a leading electronic trading platform that enables fixed-income market participants to efficiently trade corporate bonds and other types of fixed-income instruments using our patented trading technology. Our over 1,000 active participant firms include broker-dealer clients, investment advisers, mutual funds, insurance companies, public and private pension funds, bank portfolios and hedge funds. Our approximately 100 broker-dealer market-maker clients provide liquidity on the platform and include most of the leading broker-dealers in global fixed-income trading. We also execute certain bond transactions between and among institutional investor and broker-dealer clients on a matched principal basis by serving as counterparty to both the buyer and the seller in trades which then settle through a third-party clearing broker. We provide fixed-income market data, analytics and compliance tools that help our clients make trading decisions. We also provide trade matching and regulatory transaction reporting services to the securities markets. In addition, we provide technology solutions and professional consulting services to fixed-income industry participants.

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

Critical Accounting Policies and Estimates

This Management’s Discussion and Analysis of Financial Condition and Results of Operations discusses our Consolidated Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the United States, also referred to as U.S. GAAP. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the reported amounts of income and expenses during the reporting periods. We base our estimates and judgments on historical experience and on various other factors that we believe are reasonable under the circumstances. Actual results may differ from these estimates under varying assumptions or conditions. Note 2 of the Notes to our Consolidated Financial Statements includes a summary of the significant accounting policies and methods used in the preparation of our Consolidated Financial Statements.  There were no significant changes to our critical accounting policies and estimates during the nine months ended September 30, 2015, as compared to those we disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2014.

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

Results of Operations

Three Months Ended September 30, 2015 Compared to Three Months Ended September 30, 2014

Overview

Total revenues increased by $9.9 million or 15.5% to $74.2 million for the three months ended September 30, 2015, from $64.2 million for the three months ended September 30, 2014. This increase in total revenues was primarily due to higher commissions of $10.7 million.  A 7.2% change in the foreign currency exchange rates of the Pound Sterling compared to the U.S. dollar from the three months ended September 30, 2014 to the three months ended September 30, 2015 had the effect of decreasing revenues by $0.8 million.

Total expenses increased by $2.9 million or 8.0% to $38.8 million for the three months ended September 30, 2015, from $36.0 million for the three months ended September 30, 2014. This increase was primarily due to higher employee compensation and benefits of $2.4 million. The change in foreign currency exchange rates had the effect of decreasing expenses by $0.8 million in the three months ended September 30, 2015.

Income before taxes increased by $7.1 million or 25.1% to $35.4 million for the three months ended September 30, 2015, from $28.3 million for the three months ended September 30, 2014. Net income increased by $5.2 million or 29.8% to $22.7 million for the three months ended September 30, 2015, from $17.5 million for three months ended September 30, 2014.

Revenues

Our revenues for the three months ended September 30, 2015 and 2014, and the resulting dollar and percentage changes, were as follows:

	Three Months Ended September 30,
	2015		2014
		% of		% of	$	%
	$	Revenues	$	Revenues	Change	Change
	($ in thousands)
Commissions	$65,178	87.9%	$54,462	84.8%	$10,716	19.7%
Information and post-trade services	7,671	10.3	7,600	11.8	71	0.9
Technology products and services	683	0.9	1,562	2.4	(879)	(56.3)
Investment income	248	0.3	132	0.2	116	87.9
Other	412	0.6	489	0.8	(77)	(15.7)
Total revenues	$74,192	100.0%	$64,245	100.0%	$9,947	15.5%

Commissions. Our commission revenues for the three months ended September 30, 2015 and 2014, and the resulting dollar and percentage changes, were as follows:

	Three Months Ended September 30,
			$	%
	2015	2014	Change	Change
	($ in thousands)
Variable transaction fees
U.S. high-grade	$23,337	$19,412	$3,925	20.2%
Other credit	24,091	17,948	6,143	34.2
Liquid products	598	658	(60)	(9.1)
Total variable transaction fees	48,026	38,018	10,008	26.3
Distribution fees
U.S. high-grade	15,376	14,475	901	6.2
Other credit	1,487	1,735	(248)	(14.3)
Liquid products	289	234	55	23.5
Total distribution fees	17,152	16,444	708	4.3
Total commissions	$65,178	$54,462	$10,716	19.7%

Variable Transaction Fees

The following table shows the extent to which the increase in variable transaction fees for the three months ended September 30, 2015 was attributable to changes in transaction volumes and variable transaction fees per million:

	Change from the Three Months Ended September 30, 2014
	U.S. High-Grade	Other Credit	Liquid Products	Total
	(In thousands)
Volume increase (decrease)	$5,366	$8,718	$(13)	$14,071
Variable transaction fee per million (decrease)	(1,441)	(2,575)	(47)	(4,063)
Total commissions increase (decrease)	$3,925	$6,143	$(60)	$10,008

Our trading volumes for the three months ended September 30, 2015 and 2014 were as follows:

	Three Months Ended September 30,
			$	%
	2015	2014	Change	Change
Trading Volume Data (in millions)
U.S. high-grade - fixed rate	$132,625	$104,143	$28,482	27.3%
U.S. high-grade - floating rate	7,414	5,569	1,845	33.1
Total U.S. high-grade	140,039	109,712	30,327	27.6
Other credit	84,333	56,761	27,572	48.6
Liquid products	15,353	15,665	(312)	(2.0)
Total	$239,725	$182,138	$57,587	31.6%

Number of U.S. Trading Days	64	64
Number of U.K. Trading Days	65	65

For volume reporting purposes, transactions in foreign currencies are converted to U.S. dollars at average monthly rates. The 27.6% increase in our U.S. high-grade volume was principally due to an increase in our estimated market share of adjusted total U.S. high-grade corporate bond volume as reported by Financial Industry Regulatory Authority (“FINRA”) Trade Reporting and Compliance Engine (“TRACE”) (as adjusted by us to eliminate the increased reporting of affiliate back-to-back trades to FINRA beginning in April 2014 and the inclusion of 144A securities in reported TRACE volumes on July 1, 2014) from 14.6 % for the three months ended September 30, 2014 to 17.3% for the three months ended September 30, 2015.  Adjusted FINRA TRACE U.S. high-grade volume increased 8.0% to $810.0 billion for the three months ended September 30, 2015 from $749.9 billion for the three months ended September 30, 2014.  Based on information provided by FINRA, we believe that the TRACE volumes, as adjusted by us, provide a more accurate comparison to prior period reporting. We have provided a reconciliation of the reported U.S. high-grade TRACE volumes to the adjusted U.S. high-grade TRACE volumes in the “Investor Relations” section of our website.

Other credit volumes increased by 48.6% for the three months ended September 30, 2015 compared to the three months ended September 30, 2014, primarily due to increases of 81% in Eurobond volume, 58% in high-yield bond volume and 31% in emerging markets bond volume. Liquid products volume (excluding credit derivatives) decreased by 2.0% for the three months ended September 30, 2015 compared to the three months ended September 30, 2014, due mainly to a 24% decrease in U.S. agency bond market volume, offset by a gain in our U.S. agency bond estimated market share.

Our average variable transaction fee per million for the three months ended September 30, 2015 and 2014 was as follows:

	Three Months Ended September 30,
	2015	2014
Average Variable Transaction fee per million
U.S. high-grade - fixed rate	$174	$184
U.S. high-grade - floating rate	37	45
Total U.S. high-grade	167	177
Other credit	286	316
Liquid products	39	42
Total	200	209

Total U.S. high-grade average variable transaction fee per million decreased $10 for the three months ended September 30, 2015 principally as a result of the migration of certain of our broker-dealer clients from an all-variable fee plan to a plan that incorporates a monthly distribution fee. The $30 decrease in Other credit average variable transaction fee per million for the three months ended September 30, 2015 was due to a larger percentage of volume in products that carry lower fees per million, principally Eurobond and emerging market sovereign bonds.

Distribution Fees

U.S. high-grade distribution fees increased $0.9 million principally due to the migration of certain of our broker-dealer clients from an all-variable fee plan to a plan that incorporates a monthly distribution fee. The $0.2 million decrease in Other credit distribution fees principally relates to the migration of certain Eurobond dealers to plans that incorporate a higher level of variable fees and lower level of monthly distribution fees.

Information and Post-Trade Services. Information and post-trade services revenues decreased by $0.1 million. The change in foreign currency exchange rates had the effect of decreasing information and post-trade services revenue by $0.4 million. Our transaction reporting business processed approximately 255 million and 258 million transactions for the three months ended September 30, 2015 and 2014, respectively. New data contracts had the effect of increasing information services revenue by $0.5 million.

Technology Products and Services. Technology products and services revenues decreased by $0.9 million principally due to the wind-down of a professional consulting service engagement.

Investment Income. Investment income increased by $0.1 million.

Other. Other income decreased by $0.1 million.

Expenses

Our expenses for the three months ended September 30, 2015 and 2014, and the resulting dollar and percentage changes were as follows:

	Three Months Ended September 30,
	2015		2014
		% of		% of	$	%
	$	Revenues	$	Revenues	Change	Change
	($ in thousands)
Expenses
Employee compensation and benefits	$21,002	28.3%	$18,589	28.9%	$2,413	13.0%
Depreciation and amortization	4,642	6.3	4,482	7.0	160	3.6
Technology and communications	3,891	5.2	4,359	6.8	(468)	(10.7)
Professional and consulting fees	3,210	4.3	3,514	5.5	(304)	(8.7)
Occupancy	1,246	1.7	1,127	1.8	119	10.6
Marketing and advertising	1,304	1.8	1,331	2.1	(27)	(2.0)
General and administrative	3,544	4.8	2,575	4.0	969	37.6
Total expenses	$38,839	52.3%	$35,977	56.1%	$2,862	8.0%

Employee Compensation and Benefits. Employee compensation and benefits increased by $2.4 million primarily due to higher employee incentive compensation of $1.0 million, which is tied to operating performance, a $0.7 million increase in stock-based compensation resulting from higher employee equity awards in 2015, and a $0.7 million increase in salaries and benefits due to higher employee headcount.

Depreciation and Amortization. Depreciation and amortization increased by $0.2 million primarily due to higher amortization of software development costs of $0.4 million offset by lower depreciation of production hardware costs. For the three months ended September 30, 2015 and 2014, $1.4 million and $0.2 million, respectively, of equipment purchases and leasehold improvements and $2.7 million and $2.4 million, respectively, of software development costs were capitalized.

Technology and Communications. Technology and communications expenses decreased by $0.5 million mainly due to lower data center hosting costs.

Professional and Consulting Fees. Professional and consulting fees decreased by $0.3 million mainly due to lower technology consulting costs.

Occupancy. Occupancy costs increased by $0.1 million.

Marketing and Advertising. Marketing and advertising expenses were $1.3 million for both the three months ended September 30, 2015 and 2014.

General and Administrative. General and administrative expenses increased by $1.0 million primarily due to higher clearing costs of $0.4 million and increases in other miscellaneous costs.

Provision for Income Tax. The $1.9 million increase in the tax provision was primarily attributable to higher pre-tax income offset by a lower effective tax rate. Our consolidated effective tax rate for the three months ended September 30, 2015 was 35.7%, compared to 38.1% for the three months ended September 30, 2014. The decrease was principally due to a shift in income to lower tax jurisdictions and a reduction in statutory foreign and state tax rates.  Our consolidated effective tax rate can vary from period to period depending on, among other factors, the geographic mix of our earnings and changes in tax legislation and tax rates.

Nine Months Ended September 30, 2015 Compared to Nine Months Ended September 30, 2014

Overview

Total revenues increased by $33.8 million or 17.6% to $226.5 million for the nine months ended September 30, 2015, from $192.6 million for the nine months ended September 30, 2014. This increase in total revenues was primarily due to higher commissions of $37.8 million.  An 8.2% change in the foreign currency exchange rates of the Pound Sterling compared to the U.S. dollar from the nine months ended September 30, 2014 to the nine months ended September 30, 2015 had the effect of decreasing revenues by $2.6 million.

Total expenses increased by $8.0 million or 7.4% to $115.5 million for the nine months ended September 30, 2015, from $107.6 million for the nine months ended September 30, 2014. This increase was primarily due to higher employee compensation and benefits of $7.2 million. The change in foreign currency exchange rates had the effect of decreasing expenses by $2.7 million in the nine months ended September 30, 2015.

Income before taxes increased by $25.9 million or 30.4% to $110.9 million for the nine months ended September 30, 2015, from $85.0 million for the nine months ended September 30, 2014. Net income increased by $18.4 million or 34.6% to $71.5 million for the nine months ended September 30, 2015, from $53.2 million for the nine months ended September 30, 2014.

Revenues

Our revenues for the nine months ended September 30, 2015 and 2014, and the resulting dollar and percentage changes, were as follows:

	Nine Months Ended September 30,
	2015		2014
		% of		% of	$	%
	$	Revenues	$	Revenues	Change	Change
	($ in thousands)
Commissions	$198,608	87.7%	$160,766	83.5%	$37,842	23.5%
Information and post-trade services	22,982	10.1	23,641	12.3	(659)	(2.8)
Technology products and services	2,865	1.3	5,585	2.9	(2,720)	(48.7)
Investment income	621	0.3	416	0.2	205	49.3
Other	1,378	0.6	2,199	1.1	(821)	(37.3)
Total revenues	$226,454	100.0%	$192,607	100.0%	$33,847	17.6%

Commissions. Our commission revenues for the nine months ended September 30, 2015 and 2014, and the resulting dollar and percentage changes, were as follows:

	Nine Months Ended September 30,
			$	%
	2015	2014	Change	Change
	($ in thousands)
Variable transaction fees
U.S. high-grade	$76,662	$60,065	$16,597	27.6%
Other credit	71,321	49,938	21,383	42.8
Liquid products	1,989	2,116	(127)	(6.0)
Total variable transaction fees	149,972	112,119	37,853	33.8
Distribution fees
U.S. high-grade	43,410	42,218	1,192	2.8
Other credit	4,400	5,929	(1,529)	(25.8)
Liquid products	826	500	326	65.2
Total distribution fees	48,636	48,647	(11)	(0.0)
Total commissions	$198,608	$160,766	$37,842	23.5%

Variable Transaction Fees

The following table shows the extent to which the increase in variable transaction fees for the nine months ended September 30, 2015 was attributable to changes in transaction volumes and variable transaction fees per million:

	Change from the Nine Months Ended September 30, 2014
	U.S. High-Grade	Other Credit	Liquid Products	Total
	(In thousands)
Volume increase (decrease)	$15,523	$25,439	$39	$41,002
Variable transaction fee per million increase (decrease)	1,074	(4,056)	(166)	(3,149)
Total commissions increase (decrease)	$16,597	$21,383	$(127)	$37,853

Our trading volumes for the nine months ended September 30, 2015 and 2014 were as follows:

	Nine Months Ended September 30,
			$	%
	2015	2014	Change	Change
Trading Volume Data (in millions)
U.S. high-grade - fixed rate	$413,071	$327,242	$85,829	26.2%
U.S. high-grade - floating rate	21,313	17,935	3,378	18.8
Total U.S. high-grade	434,384	345,177	89,207	25.8
Other credit	244,256	161,822	82,434	50.9
Liquid products	49,501	48,594	907	1.9
Total	$728,141	$555,593	$172,548	31.1%

Number of U.S. Trading Days	188	188
Number of U.K. Trading Days	189	189

For volume reporting purposes, transactions in foreign currencies are converted to U.S. dollars at average monthly rates. The 25.8% increase in our U.S. high-grade volume was principally due to an increase in our estimated market share of adjusted total U.S. high-grade corporate bond volume as reported by FINRA TRACE (as adjusted by us to eliminate the increased reporting of affiliate back-to-back trades to FINRA beginning in April 2014 and the inclusion of 144A securities in reported TRACE volumes on July 1, 2014) from 14.0% for the nine months ended September 30, 2014 to 16.6% for the nine months ended September 30, 2015.  Adjusted

FINRA TRACE U.S. high-grade volume increased 6.2% to $2.6 trillion for the nine months ended September 30, 2015 from $2.5 trillion for the nine months ended September 30, 2014.  Based on information provided by FINRA, we believe that the TRACE volumes, as adjusted by us, provide a more accurate comparison to prior period reporting. We have provided a reconciliation of the reported U.S. high-grade TRACE volumes to the adjusted U.S. high-grade TRACE volumes in the “Investor Relations” section of our website.

Other credit volumes increased by 50.9% for the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014, primarily due to increases of 93% in Eurobond volume, 70% in high-yield bond volume and 27% in emerging markets bond volume. Liquid products volume (excluding credit derivatives) increased by 1.9% for the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014, due mainly to a gain in our estimated market share of U.S. agency bond volume offset by an estimated 14% decrease in market volume.

Our average variable transaction fee per million for the nine months ended September 30, 2015 and 2014 was as follows:

	Nine Months Ended September 30,
	2015	2014
Average Variable Transaction fee per million
U.S. high-grade - fixed rate	$183	$181
U.S. high-grade - floating rate	44	53
Total U.S. high-grade	176	174
Other credit	292	309
Liquid products	40	44
Total	206	202

The $17 decrease in Other credit average variable transaction fee per million for the nine months ended September 30, 2015 was due to a larger percentage of volume in products that carry lower fees per million, principally Eurobond and emerging market sovereign bonds.

Distribution Fees

U.S. high-grade distribution fees increased $1.2 million principally due to the migration of certain of our broker-dealer clients from an all-variable fee plan to a plan that incorporates a monthly distribution fee. The $1.5 million decrease in Other credit distribution fees principally relates to the migration of certain Eurobond dealers to plans that incorporate a higher level of variable fees and a lower level of monthly distribution fees.  The $0.3 million increase in Liquid products distribution fees for the nine months ended September 30, 2015 was due to higher SEF-related revenues.

Information and Post-Trade Services. Information and post-trade services revenues decreased by $0.7 million.  The change in foreign currency exchange rates had the effect of decreasing information and post-trade services revenue by $1.6 million. Our transaction reporting business processed approximately 787 million and 855 million transactions for the nine months ended September 30, 2015 and 2014, respectively. New data contracts had the effect of increasing information services revenue by $1.1 million.

Technology Products and Services. Technology products and services revenues decreased by $2.7 million principally due to the wind-down of a professional consulting service engagement.

Investment Income. Investment income increased by $0.2 million due to an increase in the amount of available-for-sale investments which provided higher investment yields.

Other. Other income decreased by $0.8 million due to the recognition of $0.9 million of income on the sale of certain MF Global bankruptcy claims during the nine months ended September 30, 2014.

Expenses

Our expenses for the nine months ended September 30, 2015 and 2014, and the resulting dollar and percentage changes were as follows:

	Nine Months Ended September 30,
	2015		2014
		% of		% of	$	%
	$	Revenues	$	Revenues	Change	Change
	($ in thousands)
Expenses
Employee compensation and benefits	$62,769	27.7%	$55,619	28.9%	$7,150	12.9%
Depreciation and amortization	13,857	6.1	12,954	6.7	903	7.0
Technology and communications	12,196	5.4	13,300	6.9	(1,104)	(8.3)
Professional and consulting fees	9,503	4.2	10,912	5.7	(1,409)	(12.9)
Occupancy	3,470	1.5	3,318	1.7	152	4.6
Marketing and advertising	4,260	1.9	4,340	2.3	(80)	(1.8)
General and administrative	9,485	4.2	7,117	3.6	2,368	33.3
Total expenses	$115,540	51.0%	$107,560	55.8%	$7,980	7.4%

Employee Compensation and Benefits. Employee compensation and benefits increased by $7.2 million primarily due to higher employee incentive compensation of $4.0 million, which is tied to operating performance, an increase of $2.1 million in stock-based compensation resulting from higher employee equity awards in 2015 and a $1.0 million increase in salaries and benefits due to higher employee headcount.

Depreciation and Amortization. Depreciation and amortization increased by $0.9 million primarily due to higher amortization of software development costs of $1.2 million, offset by lower depreciation of production hardware costs. For the nine months ended September 30, 2015 and 2014, $3.7 million and $4.0 million, respectively, of equipment purchases and leasehold improvements and $7.5 million and $7.4 million, respectively, of software development costs were capitalized.

Technology and Communications. Technology and communications expenses decreased by $1.1 million primarily due to lower data center hosting costs.

Professional and Consulting Fees. Professional and consulting fees decreased by $1.4 million mainly due to a reduction of $1.0 million in technology consulting costs and a $0.2 million decline in legal fees.

Occupancy. Occupancy costs increased by $0.2 million due to rent associated with additional New York City office space.

Marketing and Advertising. Marketing and advertising expenses were $4.3 million for both the nine months ended September 30, 2015 and 2014.

General and Administrative. General and administrative expenses increased by $2.4 million primarily due to higher clearing costs of $1.4 million and increases in other miscellaneous expenses.

Provision for Income Tax. The $7.5 million increase in the tax provision was primarily attributable to higher pre-tax income offset by a lower effective tax rate. Our consolidated effective tax rate for the nine months ended September 30, 2015 was 35.5%, compared to 37.5% for the nine months ended September 30, 2014. The decrease was principally due to a shift in income to lower tax jurisdictions and a reduction in statutory foreign and state tax rates.  Our consolidated effective tax rate can vary from period to period depending on, among other factors, the geographic mix of our earnings and changes in tax legislation and tax rates.

Liquidity and Capital Resources

During the past three years, we have met our cash needs through cash on hand and internally generated funds. Cash and cash equivalents and securities available-for-sale totaled $255.9 million at September 30, 2015.

In January 2013, we entered into a three-year credit agreement that provides for revolving loans and letters of credit up to an aggregate of $50.0 million. As of September 30, 2015, there was $49.9 million available to borrow under the credit facility. Subject to satisfaction of certain specified conditions, we are permitted to upsize the credit facility by an additional $50.0 million.

Our cash flows were as follows:

	Nine Months Ended September 30,
			$	%
	2015	2014	Change	Change
	($ in thousands)
Net cash provided by operating activities	$76,338	$68,589	$7,749	11.3%
Net cash (used in) investing activities	(43,515)	(1,464)	(42,051)	2,872.3
Net cash (used in) financing activities	(40,944)	(43,961)	3,017	(6.9)
Effect of exchange rate changes on cash and cash equivalents	(427)	(755)	328	(43.4)
Net (decrease) increase for the period	$(8,548)	$22,409	$(30,957)	(138.1)%

The $7.7 million increase in net cash provided by operating activities was primarily due to an increase in net income of $18.4 million, offset by an increase in working capital of $11.0 million.

The $42.1 million increase in net cash used in investing activities was due to an increase in net purchases of securities available-for-sale of $41.5 million.

The $3.0 million decrease in net cash used in financing activities was principally due to a decrease in repurchases of our common stock of $5.4 million and lower stock-based withholding tax payments and excess tax benefits totaling $1.6 million, offset by an increase in cash dividends paid on common stock of $4.1 million.

Free cash flow is defined as cash flow from operating activities less expenditures for furniture, equipment and leasehold improvements and capitalized software development costs. For the 12 months ended September 30, 2015 and 2014, free cash flow was $103.1 million and $72.2 million, respectively. Free cash flow is a non-GAAP financial measure. We believe that this non-GAAP financial measure, when taken into consideration with the corresponding GAAP financial measures, is important in gaining an understanding of our financial strength and cash flow generation.

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

Certain of our U.S. subsidiaries are registered as a broker-dealer or a SEF and therefore are subject to the applicable rules and regulations of the SEC and the CFTC. These rules contain minimum net capital requirements, as defined in the applicable regulations, and also may require a significant part of the registrants’ assets be kept in relatively liquid form. Certain of our foreign subsidiaries are regulated by the Financial Conduct Authority in the U.K. or Ontario Securities Commission in Canada and must maintain financial resources, as defined in the applicable regulations, in excess of the applicable financial resources requirement. As of September 30, 2015, each of our subsidiaries that are subject to these regulations had net capital or financial resources in excess of their minimum requirements. As of September 30, 2015, our subsidiaries maintained aggregate net capital and financial resources that were $102.6 million in excess of the required levels of $9.0 million.

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

As of September 30, 2015, the amount of unrestricted cash held by our non-U.S. subsidiaries was $38.0 million. We have determined that unremitted earnings of our foreign subsidiaries are considered indefinitely reinvested outside of the U.S. Any repatriation of such foreign earnings by way of dividend may be subject to both U.S. federal and state income taxes, reduced by applicable foreign tax credits. However, we do not have any current needs or foreseeable plans to repatriate cash by way of dividends from our non-U.S. subsidiaries.

We execute certain bond transactions between and among institutional investor and broker-dealer clients on a matched principal basis by serving as counterparty to both the buyer and the seller in trades which settle through third-party clearing brokers. Settlement typically occurs within one to three trading days after the trade date. Cash settlement of the transaction occurs upon receipt or delivery of the underlying instrument that was traded. For the nine months ended September 30, 2015 and 2014, revenues from matched principal trading were approximately $11.6 million and $4.7 million, respectively. Under securities clearing agreements with third party clearing brokers, we maintain a collateral deposit with the clearing broker in the form of cash. As of September 30, 2015, the amount of the collateral deposits included in prepaid expenses and other assets in the Consolidated Statements of Financial Condition was $1.0 million. In our role as matched principal counterparty, we are exposed to the counterparty credit and settlement risk that arises from the risk that the participants that we trade with do not fulfill their obligations to us due to bankruptcy, lack of liquidity, operational failure, errors or other reasons. Pursuant to the terms of the securities clearing agreements between us and the clearing brokers, the clearing brokers have the right to charge us for losses resulting from a counterparty’s failure to fulfill its contractual obligations. The losses are not capped at a maximum amount and apply to all trades executed through the clearing broker. As of September 30, 2015, we had not recorded any liabilities with regard to this right.

In the ordinary course of business, we enter into contracts that contain a variety of representations, warranties and general indemnifications. Our maximum exposure from any claims under these arrangements is unknown, as this would involve claims that have not yet occurred. However, based on past experience, we expect the risk of material loss to be remote.

In January 2014, our Board of Directors authorized a share repurchase program for up to $35.0 million of our common stock. In July 2014, our Board of Directors increased the authorization under the share repurchase program by an additional $65.0 million of our common stock. For the nine months ended September 30, 2015, we repurchased 238,201 shares of common stock at a cost of $20.0 million. As of September 30, 2015, approximately $42.0 million remains authorized for repurchase under the program. Shares repurchased under the program will be held in treasury for future use. The share repurchase program will expire on December 31, 2015.

In October 2015, our Board of Directors approved a quarterly cash dividend of $0.20 per share payable on November 18, 2015 to stockholders of record as of the close of business on November 4, 2015. We expect the total amount payable to be approximately $7.4 million. Any future declaration and payment of dividends will be at the sole discretion of our Board of Directors. Our Board of Directors may take into account such matters as general business conditions, our financial results, capital requirements, contractual obligations, legal, and regulatory restrictions on the payment of dividends to our stockholders or by our subsidiaries to their respective parent entities, and such other factors as the Board of Directors may deem relevant.

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

As of September 30, 2015, we had a $95.5 million investment in securities available-for-sale. Adverse movements, such as a 10% decrease in the value of these securities or a downturn or disruption in the markets for these securities, could result in a substantial loss. In addition, principal gains and losses resulting from these securities could on occasion have a disproportionate effect, positive or negative, on our financial condition and results of operations for any particular reporting period.

Interest Rate Risk

Interest rate risk represents our exposure to interest rate changes with respect to the money market instruments and fixed-income securities in which we invest. As of September 30, 2015, our cash and cash equivalents and securities available-for-sale amounted to $255.9 million and were primarily in money market instruments, corporate bonds and municipal securities. We do not maintain an inventory of bonds that are traded on our platform.

Derivative Risk

Our limited derivative risk stems from our activities in the foreign currency forward contract market. We use this market to mitigate our U.S. dollar versus Pound Sterling exposure that arises from the activities of our U.K. subsidiaries. As of September 30, 2015, the notional fair value of our foreign currency forward contract was $42.1 million. We do not speculate in any derivative instruments.

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

Item 4. Controls and Procedures

(a)  Evaluation of Disclosure Controls and Procedures. Our management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our “disclosure controls and procedures, ” as that term is defined in Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of September 30, 2015. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective to ensure that information required to be disclosed by MarketAxess in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and to ensure that information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

(b)  Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2015 identified in connection with the evaluation thereof by our management, including the Chief Executive Officer and Chief Financial Officer, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

During the quarter ended September 30, 2015, we repurchased the following shares of common stock:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans and Programs	Dollar Value of Shares That May Yet Be Purchased Under the Plans and Programs

July 1, 2015 -- July 31, 2015	15,801	$96.86	15,801	$46,031
August 1, 2015 -- August 31, 2015	21,000	96.11	21,000	44,013
September 1, 2015 -- September 30, 2015	21,000	95.82	21,000	42,001
	57,801	$96.21	57,801

In January 2014, our Board of Directors authorized a share repurchase program for up to $35.0 million of our common stock.  In July 2014, our Board of Directors increased the authorization under the share repurchase program by an additional $65.0 million of our common stock. The share repurchase program will expire on December 31, 2015. For the nine months ended September 30, 2015, we repurchased 238,201 shares of common stock at a cost of $20.0 million. Shares repurchased under the program will be held in treasury for future use.

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

**

Attached as Exhibit 101 to this Quarterly Report on Form 10-Q are the following materials, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Financial Condition as of September 30, 2015 and December 31, 2014; (ii) Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2015 and 2014; (iii) Consolidated Statements of Comprehensive Income for the Three and Nine Months Ended September 30, 2015 and 2014; (iv) Consolidated Statement of Stockholders’ Equity for the Nine Months Ended September 30, 2015; (v) Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2015 and 2014; and (vi) Notes to the Consolidated Financial Statements.

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

MARKETAXESS HOLDINGS INC.

Date: October 23, 2015	By:	/s/ RICHARD M. MCVEY
Richard M. McVey
Chief Executive Officer
(principal executive officer)

Date: October 23, 2015	By:	/s/ ANTONIO L. DELISE
Antonio L. DeLise
Chief Financial Officer
(principal financial and accounting officer)