Form 10-K
period 2015-12-31
MARKETAXESS HOLDINGS INC
filed 2016-02-25
CIK 1278021

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☑

The aggregate market value of the shares of common stock held by non-affiliates of the registrant as of June 30, 2015 (the last business day of the registrant’s most recently completed second fiscal quarter) was approximately $3.4 billion computed by reference to the last reported sale price on the NASDAQ Global Select Market on that date. For purposes of this calculation, affiliates are considered to be officers, directors and holders of 10% or more of the outstanding common stock of the registrant on that date. The registrant had 37,308,457 shares of common stock, 1,004,608 of which were held by affiliates, outstanding on that date.

As of February 22, 2016, the aggregate number of shares of the registrant’s common stock outstanding was 37,522,515.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for the 2016 Annual Meeting of Stockholders are incorporated by reference into Items 10, 11, 12, 13 and 14 of Part III of this Form 10-K.

MARKETAXESS HOLDINGS INC.

2015 FORM 10-K ANNUAL REPORT

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

Item 1. Business.

MarketAxess Holdings Inc. (the “Company” or “MarketAxess”) operates a leading electronic trading platform that enables fixed-income market participants to efficiently trade corporate bonds and other types of fixed-income instruments using our patented trading technology. Our over 1,000 active participant firms include broker-dealer clients, investment advisers, mutual funds, insurance companies, public and private pension funds, bank portfolios and hedge funds. Our approximately 100 broker-dealer market-maker clients provide liquidity on the platform and include most of the leading broker-dealers in global fixed-income trading. Through our Open TradingTM initiative, we also execute certain bond transactions between and among institutional investor and broker-dealer clients on a matched principal basis by serving as counterparty to both the buyer and the seller in trades which then settle through a third-party clearing broker. We provide fixed-income market data, analytics and compliance tools that help our clients make trading decisions. We also provide trade matching and regulatory transaction reporting services to the securities markets. In addition, we provide technology solutions and professional consulting services to fixed-income industry participants.

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

Our Open TradingTM protocols allow our broker-dealer and institutional investor clients to interact in an all-to-all trading environment.  These innovative technology solutions are designed to increase the number of potential trading counterparties on our electronic trading platform and create a menu of solutions to address different trade sizes and bond liquidity characteristics.

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

Through our disclosed multi-dealer Request For Quote (“RFQ”) trading functionality, our institutional investor clients can determine prices available for a security, a process called price discovery, and then trade those securities directly with our broker-dealer clients. The price discovery process includes the ability to view indicative prices from the broker-dealer clients’ inventory available on our platform, access to real-time pricing information and analytical tools (including spread-to-Treasury data, search capabilities and independent third-party credit research) available on our BondTickerTM service and the ability to request executable bids and offers simultaneously from all of our participating broker-dealer clients during the trade process. On average, institutional investor clients receive several bids or offers from broker-dealer clients in response to trade inquiries. However, some trade inquiries may not receive any bids or offers.

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

According to the Federal Reserve, outstanding U.S. high-grade corporate bond debt has increased approximately 52% from year-end 2008 to September 30, 2015, the most recent date available. During this same period, financial market regulators have increased capital requirements for bank-owned broker-dealers holding corporate bond inventory. As a result, corporate bond debt owned by institutional investors has increased, while the available base of capital for dealer market making has declined. Partly as a result of these trends, overall secondary turnover as a percentage of corporate debt outstanding has been falling, causing all market participants to look for new electronic trading solutions to improve liquidity and turnover. We have responded with a series of new Open TradingTM protocols designed to allow our broker-dealer and institutional investor clients to interact in an all-to-all trading environment.  During 2015, we completed approximately 180,000 trades utilizing our Open Trading™ solutions, an increase of 134% compared to 2014.

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

Our broker-dealer clients accounted for approximately 97% of the underwriting of newly-issued U.S. corporate bonds and approximately 79% of the underwriting of newly issued European corporate bonds in 2015. We believe these broker-dealers also represent the principal source of secondary market liquidity in the other markets in which we operate. Secondary market liquidity refers to the ability of market participants to buy or sell a security quickly and in large volume subsequent to the original issuance of the security, without substantially affecting the price of the security. In addition to trading fixed-income securities by traditional means, including the telephone and e-mail, our broker-dealer clients use proprietary single-dealer systems and other trading platforms, as well as our electronic trading platform. We believe that the traditional means of trading remain the manner in which the majority of bonds are traded between institutional investors and broker-dealers.

In 2015, our volume in U.S. high-grade corporate bonds represented approximately 16.8% of the total estimated adjusted U.S. high-grade corporate bond volume, as reported by the Financial Industry Regulatory Authority (“FINRA”) Trade Reporting and Compliance Engine (“TRACE”). We adjusted the reported U.S. high-grade TRACE volumes to eliminate the increased reporting of affiliate back-to-back trades by certain broker-dealers that occurred from April 2014 through October 2015 and the inclusion of 144A securities in reported TRACE volumes beginning on July 1, 2014. TRACE facilitates the mandatory reporting of over-the-counter (“OTC”) secondary market transactions in eligible fixed-income securities in the U.S., including trading between institutional investors and broker-dealers, as well as inter-dealer and retail trading. All broker-dealers that are FINRA member firms have an obligation to report transactions in corporate bonds to TRACE under a set of rules approved by the Securities and Exchange Commission (“SEC”). We provide both the reported and adjusted U.S. high-grade TRACE volumes on our website. We believe that the adjusted estimated volumes provide a more accurate comparison to prior period reporting.

Through our Trax® brand, we provide trade matching and regulatory transaction reporting services for European securities and market and reference data across a range of fixed-income products. Trax provides the Company with an expanded set of technology solutions ahead of incoming pre-and post-trade transparency mandates from the Markets in Financial Instruments Directive (“MiFID”) II in Europe.

Industry Background

Fixed-income securities are issued by corporations, governments and other entities, and pay a pre-set absolute or relative rate of return. As of September 30, 2015, the most recent date available, there were approximately $39.6 trillion principal amount of fixed-income securities outstanding in the U.S. market, including $8.2 trillion principal amount of U.S. corporate bonds, according to the Securities Industry and Financial Markets Association (“SIFMA”). The estimated average daily trading volume of U.S. corporate bonds, as measured by TRACE, was $24.0 billion in 2015.  Primary dealer holdings of U.S. corporate bonds (investment-grade and high-yield) as reported by the Federal Reserve Bank of New York were $8.7 billion as of December 31, 2015.  This represents less than one day of trading volume as measured by TRACE.

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

The U.S. high-grade corporate bond market represents the largest subset of the U.S. corporate bond market. FINRA includes over 46,000 unique securities in the list of TRACE-eligible bonds, representing the majority of the daily trading volume of high-grade bonds.  According to the Federal Reserve, U.S. high-grade corporate bond debt outstanding has increased approximately 26.0% from $6.5 trillion at year-end 2010 to $8.2 trillion at September 30, 2015. Over the last four years, high-grade corporate bond issuance was over $1.0 trillion each year, exceeding pre-financial crisis levels. Notwithstanding the growth in the total amount of debt outstanding, turnover (which is the total amount traded as a percentage of the amount outstanding for the bonds that traded) is below credit-crisis lows.  The trading volume of U.S. high-grade corporate bonds as reported by TRACE increased to approximately $4.0 trillion for the year ended December 31, 2015, compared to $3.7 trillion and $3.6 trillion for the years ended December 31, 2014 and 2013, respectively. We believe that the low level of turnover is an indicator of liquidity challenges in the credit markets.

Prior to regulatory reforms such as Basel III and regulations under The Dodd–Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), dealer balance sheets were relatively elastic, so dealers were able to facilitate trading in most fixed-income products without dramatic price moves. The regulatory reforms enacted after the global financial crisis resulted in greater capital and liquidity requirements for dealers, which impacted market liquidity and diminished risk appetite by market intermediaries. The Volcker Rule, which limits proprietary trading by banks, has also had an impact on dealer inventories and the ability of dealers to act as effective market-makers. As a result, we believe market participants require new solutions to increase liquidity and we have responded with our Open Trading™ protocols, designed to allow our broker-dealer and institutional investor clients to interact in an all-to-all trading environment.

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

The institutional investor base for emerging markets bonds includes many crossover investors from the high-yield and high-grade investment areas. Institutional investors have been drawn to emerging markets bonds by their high returns and high growth potential. The average daily trading volume of emerging markets debt, as reported by the Emerging Markets Trade Association for the quarter ended September 30, 2015, the most recent date available, was $6.7 billion of external markets debt and $11.0 billion of local markets debt.

Crossover and High-Yield Bond Market

We define the high-yield bond market generally to include all debt rated lower than BBB- by Standard & Poor’s or Baa3 by Moody’s Investor Service. We define the crossover market to include any debt issue rated below investment-grade by one agency but investment-grade by the other. The total amount of high-yield corporate bonds yearly issuance as reported by SIFMA decreased by 16.3% to $260.5 billion in 2015 from $311.4 billion in 2014, primarily due to the risk aversion among corporate bond investors that severely limited the ability of high-yield issuers to raise new debt. The average daily trading volume of high-yield bonds as measured by TRACE for the year ended December 31, 2015 was approximately $8.1 billion.

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

U.S. Agency Bond Market

We define the U.S. agency bond market to include debt issued by a U.S. government-sponsored enterprise. Some prominent issuers of agency bonds are the Federal National Mortgage Association and Federal Home Loan Mortgage Corporation. The total amount of U.S. agency bonds outstanding was approximately $2.0 trillion as of September 30, 2015 as reported by SIFMA. The average daily trading volume of U.S. agency bonds (excluding mortgage-backed securities) as measured by TRACE declined from approximately $10.2 billion at December 31, 2011 to $5.0 billion for the year ended December 31, 2015.

Credit Derivative Market

Credit derivatives are contracts on an underlying asset that transfer risk and return from one party to another without transferring ownership of the underlying asset, allowing market participants to obtain credit protection or assume credit exposure associated with a broad range of issuers of fixed-income securities and other debt obligations.  Among the most significant requirements of the derivatives section of the Dodd-Frank Act are mandatory clearing of certain derivatives transactions (“swaps”) through regulated central clearing organizations and mandatory trading of those swaps through either regulated exchanges or swap execution facilities (“SEFs”), in each case, subject to certain key exceptions. We operate a swap execution facility pursuant to the U.S. Commodity Futures Trading Commission’s (“CFTC”) rules and we list certain credit derivatives for trading by U.S. persons and other participants on our SEF.  The U.S. Securities and Exchange Commission (“SEC”) has not yet finalized its rules for security-based SEFs that would govern the execution of single-name credit derivatives, nor has it published a timetable for the finalization and implementation of such rules. According to The Depository Trust & Clearing Corporation Trade Information Warehouse, the average daily trading volume of credit derivatives for the year ended December 31, 2015 was approximately $86.0 billion.

Trade Matching and Regulatory Transaction Reporting Services

In Europe, the first MiFID set best-execution requirements for trades and mandated that financial firms submit to their local regulators detailed end-of-day reports, including the time and price of a trade, the counterparty involved and whether it was a purchase or sale. Firms must either become so-called approved reporting mechanisms (“ARMs”) or use one of the approved providers, such as our Trax® ARM to submit such reports. In the U.K., required transactions are reported to the Financial Conduct Authority (“FCA”). MiFID II will increase the number of fields that must be reported to regulators and we expect the demand for experienced regulatory trade reporting service providers to increase over the next several years.

Trade matching enables counterparties to agree the terms of a trade shortly after execution, reducing the risk of errors and a trade failing during settlement. In 2014, the Central Securities Depositories Regulation shortened the securities settlement cycle for all cash securities, including corporate bonds, across the European Union (“EU”) to no later than two days after the date on which a trade is executed, referred to as a T+2 settlement cycle.   We believe that the move to T+2 settlement increased the need for trade matching services, such as those provided by our Trax® brand in Europe.

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

Our total bond trading volume increased from $521.6 billion in 2011 to $978.5 billion in 2015, as indicated below:

Our adjusted estimated share of U.S. high-grade and high-yield corporate bond volume for 2015 was approximately 16.8% and 9.3%, respectively. Our estimated market share from 2011 to 2015 is shown in the chart below:

*Adjusted by us to eliminate the increased reporting of affiliated back-to-back trades to FINRA by certain broker-dealers that occurred from April 2014 through October 2015 and the inclusion of 144A securities in reported TRACE volumes beginning on July 1, 2014.

Execution Benefits to Clients

Benefits to Institutional Investor Clients

We believe we provide numerous benefits to our institutional investor clients over traditional fixed-income trading methods, including:

Competitive Prices. By enabling institutional investors to simultaneously request bids or offers from our broker-dealer clients, we believe our electronic trading platform creates an environment that motivates our broker-dealer clients to provide competitive prices and gives institutional investors confidence that they are obtaining a competitive price. For typical MarketAxess multi-dealer corporate bond inquiries, the range of competitive spread-to-Treasury responses is approximately 9 basis points (a basis point is 1/100 of 1% in yield). As an example of the potential cost savings to institutional investors, a one basis point savings on a $1 million face amount trade of a bond with 10 years to maturity translates to aggregate savings of approximately $800.00. We believe our Open TradingTM protocols enhance our institutional investor clients’ ability to obtain a competitive price by allowing all of our Open TradingTM participants to interact in an all-to-all trading environment, thereby increasing the potential sources of liquidity for each participant, as well as the likelihood of receiving a competitive price response.

Improved Cost Efficiency. We believe that we provide improved efficiency by reducing the time and labor required to conduct broad product and price discovery. Single-security and multi-security (bid or offer lists) inquiries can be efficiently conducted with multiple broker-dealers. In addition, our BondTickerTM service eliminates the need for manually-intensive phone calls or e-mail communication to gather, sort and analyze information concerning historical transaction prices.

Benefits to Broker-Dealer Clients

We also provide substantial benefits to our broker-dealer clients over traditional fixed-income trading methods, including:

Greater Sales Efficiency. We offer our broker-dealer clients broad connectivity with our institutional investor clients. Through this connectivity, our broker-dealer clients are able to efficiently display their indications of interest to buy and sell various securities. We also enable broker-dealers to broaden their distribution by participating in transactions to which they otherwise may not have had access. In addition, the ability to post prices and electronically execute on straightforward trades enables bond sales professionals at broker-dealer firms to focus their efforts on higher value-added trades and more complex transactions.

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

Benefits to Both Institutional Investor and Broker-Dealer Clients

We offer additional benefits over traditional fixed-income trading methods that are shared by both institutional investor and broker-dealer clients, including:

Transparent Pricing on a Range of Securities. Institutional investors and broker-dealer clients can search bonds in inventory based on combinations of issuer, issue, rating, maturity, spread-to-Treasury, size and dealer providing the listing, in a fraction of the time it takes to do so manually. Clients can also request executable bids and offers on our electronic trading platform on any debt security in a database of corporate bonds, although there can be no assurance as to the number of market participants who will choose to provide an executable price. Our platform transmits bid and offer requests in real-time to other participants, who may respond with executable prices within the time period specified by the requestor. Through our Open Trading™ protocols, participants may also elect to display live requests for bids or offers anonymously to all other users of our electronic trading platform, in order to create broader visibility of their inquiry among market participants and increase the likelihood that the request results in a trade. We believe that broader participation in client inquiries will result in more trade matches and lower transaction costs.

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

Efficient Risk Monitoring and Compliance. Institutional investors and their regulators are increasingly focused on ensuring that best execution is achieved for fixed-income trades. Our electronic trading platform offers both institutional investors and broker-dealers an automated audit trail for each stage in the trading cycle. This enables compliance personnel to review information relating to trades more easily and with greater reliability. Trade information, including time, price and spread-to-Treasury, is stored securely and automatically on our electronic trading platform. This data represents a valuable source of information for our clients’ compliance personnel. Importantly, we believe the automated audit trail, together with the competitive pricing that is a feature of our electronic trading platform, gives fiduciaries the ability to demonstrate that they have achieved best execution on behalf of their clients.

Other Service Offerings

In addition to services directly related to the execution of trades, we offer our clients several other services, including:

Information Services. The information and analytical tools we provide to our clients help them make investment and trading decisions. Our BondTickerTM service provides access to real-time and historical price, yield and MarketAxess estimated spread-to-Treasuries for publicly disseminated TRACE-eligible bonds. BondTickerTM combines publicly-available TRACE data with the prices for trades executed on our U.S. high-grade electronic trading platform, integrating the two data sources and providing real-time TRACE data with associated analytical tools that are not otherwise available. Our electronic trading platform allows institutional investors to compile, sort and use information to discover investment opportunities that might have been difficult or impossible to identify using a manual information-gathering process or other electronic services.

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

Post-Trade Services. Our Trax® service provides post-trade, pre-settlement trade matching and regulatory reporting for the European markets. It allows subscribers to match and report trades in a range of capital market instruments, including bonds, derivatives, equities and swaps. Following the implementation of the T+2 settlement cycle for transferable securities in European markets, subscribers can use Trax® to match trades on trade date and help reduce settlement risk. Trax® has approximately 100 clients, including broker-dealers, hedge funds and investment banks. The Trax® platform processed over 1.0 billion transactions in 2015.

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

Technology Products and Services. We provide technology solutions and professional consulting services to fixed-income industry participants. Technology projects have ranged from enhancing regional broker-dealer systems to developing full-fledged globally integrated trading networks.

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

Proven Innovator with an Experienced Management Team

Since our inception, we have been an innovator in the fixed-income securities markets. The members of our management team average more than 20 years of experience in the securities industry. We have consistently sought to benefit participants in the markets we serve by attempting to replicate the essential features of fixed-income trading, including the existing relationships between broker-dealers and their institutional investor clients, while applying technology to eliminate weaknesses in traditional trading methods. In recent years, MarketAxess was awarded “OTC Trading Platform of the Year” by Global Capital, “SEF of the Year” by Risk Magazine, and “2015 Best Trading and Execution Technology” by Alt Credit Intelligence.

Some of the innovations we have introduced to electronic trading include:

•	the first multi-dealer disclosed trading platform for U.S. high-grade corporate bonds;
•	the first electronic Treasury benchmarking for U.S. high-grade corporate bond trades;
•	BondTickerTM, our information services product, combining TRACE bond data with MarketAxess data and analytical tools;

•	bid and offer list technology for corporate bond trading, enabling institutional investors to request executable prices for multiple securities simultaneously;
•	the first disclosed client to multi-dealer trading platform for credit derivative indices;
•	public Market Lists for corporate bonds, giving institutional investors the ability to display their bid and offer lists anonymously to the entire MarketAxess trading community; and
•	Axess All™, the first intra-day trade tape for the European fixed income market.

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

Leverage our Existing Client Network and Technology to Increase Counterparties and Improve Liquidity

Due to regulatory changes that have caused significant reductions in primary dealer corporate bond balance sheets, our broker-dealer and institutional investor clients need new and innovative electronic trading solutions to promote secondary market liquidity. We intend to continue to develop and deploy a wide range of electronic trading protocols to complement our traditional request-for-quote model. These Open Trading™ protocols increase potential trading counterparties by allowing broker-dealers and institutional investors to interact in an all-to-all trading environment. During 2015, we completed approximately 180,000 trades using our Open Trading™ solutions.

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

Continue to Strengthen and Expand our Trade-Related Service Offerings

We plan to continue building our existing service offerings so that our electronic trading platform is more fully integrated into the workflow of our broker-dealer and institutional investor clients. We expect to continue to add functionality to enhance the ability of our clients to achieve a fully automated, end-to-end straight-through processing solution (automation from trade initiation to settlement). We also plan to expand and enhance the trade matching and regulatory transaction reporting services provided by Trax® in Europe to enable our clients to comply with their heightened obligations pursuant to MiFID II.

Expand our Data and Information Services Offerings

We regularly add new content and analytical capabilities to BondTicker™ in order to improve the value of the information we provide to our clients. We plan to expand the data service offering provided by Trax® in Europe, with additional content related to trading volume and pricing. For example, we recently launched Axess All™, the first intra-day trade tape for the European fixed income market. Axess All™ is sourced from over 30,000 bond transactions processed daily by Trax® through its post-trade services and includes aggregated volume and pricing for the most actively traded European fixed income instruments. We intend to continue to widen the user base of our data products and to continue adding new content and analytical capabilities. As the use of our electronic trading platform continues to grow, we believe that the amount and value of our proprietary trading data will also increase, further enhancing the value of our information services offerings to our clients.

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

Single Inquiry Trading Functionality

We offer institutional investors the ability to request bids or offers in a single inquiry from an unlimited number of our broker-dealer clients in all of our key trading products. Our platform allows institutional investors to view bids and offers from one or more of our broker-dealer clients while permitting each party to know the identity of its counter-party throughout the trading process. This disclosed inquiry trading functionality combines the strength of existing offline client/dealer relationships with the efficiency and transparency of an electronic trading platform. Institutional investors can obtain bids or offers on any security posted in inventory or included in the database available on our platform.

ASAP and Holding Bin Trading Functionalities

We offer both ASAP (“as soon as possible”) and Holding Bin trading protocols. In the Holding Bin trading protocol, institutional investor clients set the time when they would like all of the broker-dealers’ prices or spreads returned to them, in order to have the ability to see all executable prices available at the same time. In the ASAP trading protocol, institutional investor clients see each broker-dealer’s price or spread as soon as it is entered by the broker-dealer.

List Trading Functionality

We offer institutional investors the ability to request bids or offers on a list of up to 40 bonds depending on the market. This facilitates efficient trading for institutional investors such as investment advisors, mutual funds and hedge funds. Institutional investors are able to have multiple lists executable throughout the trading day, enabling them to manage their daily cash flows, portfolio duration, and credit and sector exposure.

Market Lists

We offer institutional investors and broker-dealers the ability to display live requests for bids and offers anonymously to the entire MarketAxess trading community through our Market List functionality, thereby creating broader visibility of their inquiry among market participants and increasing the likelihood that the request results in a trade.   Bond trades executed pursuant to this anonymous Open Trading™ protocol are conducted with MarketAxess on a matched principal basis.

Open Markets

Open Markets is an order book-style price discovery process that gives clients the ability to view anonymous indications of interest from both broker-dealer clients and institutional investor clients’ inventory on our platform. Through the aggregated indication of interest inventory, clients can search for bonds of interest and engage in electronic transactions on a bilateral basis or anonymously through MarketAxess on a matched principal basis.  Each line item of inventory represents an indicative bid and/or offer on a particular bond issue by a particular client. To transact in a specific bond that does not appear in inventory, institutional investors can easily search our database and submit an online inquiry to their chosen broker-dealers (or to all Open Trading™ participants on our platform), who can respond with live, executable prices.

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

Session-based matching protocols

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

Central Limit Order Book

We have offered central limit order book (“CLOB”) style trading for bonds in the past. We currently provide a CLOB only for credit derivatives. While the characteristics of the corporate bond market have not been conducive to continuous trading (as in equity markets), we believe there is a sub-set of actively traded bonds that could benefit from CLOB trading.

Key Trading Products

U.S. High-Grade Corporate Bonds

Our U.S. high-grade corporate bond business consists of U.S. dollar-denominated investment-grade debt issued by corporations for distribution in the U.S. Both domestic and foreign institutional investors have access to U.S. high-grade corporate bond trading on our electronic trading platform. Our 2015 trading volume in the U.S. high-grade corporate bond market was $577.6 billion.

In the U.S. high-grade corporate bond market, 72 broker-dealers utilize our platform, including all of the top 20 broker-dealers as ranked by 2015 U.S. corporate bond new-issue underwriting volume. Our broker-dealer clients accounted for approximately 97% of the underwriting of newly-issued U.S. corporate bonds in 2015. More than 750 active institutional investor firms use our platform to trade U.S. high-grade corporate bonds.

Emerging Markets Bonds

Seventy-four of our broker-dealer clients and more than 650 active institutional investor firms use our platform to trade emerging markets bonds. These institutional investor clients are predominantly located in the U.S. and Europe. The emerging markets countries whose bonds were most frequently traded on our platform in 2015 were Mexico, Brazil, Russia, Turkey, South Africa, Columbia, China, and Indonesia. We also enable our institutional investor clients to transact local currency denominated bonds issued by sovereign entities or corporations in countries that include Argentina, Brazil and Mexico. Our 2015 trading volume in the emerging market bond market was $145.6 billion.

Crossover and High-Yield Bonds

Seventy-one of our broker-dealer clients and more than 700 active institutional investor firms use our platform to trade crossover and high-yield bonds. Trading in crossover and high-yield bonds uses many of the same features available in our U.S. high-grade corporate bond offering. Our 2015 trading volume in the high-yield bond market was $114.0 billion.

Eurobonds

We offer secondary trading functionality in U.S. dollar- and Euro-denominated European corporate bonds to our broker-dealer and institutional investor clients. We also offer our clients the ability to trade in other European high-grade corporate bonds, including bonds issued in Pounds Sterling, floating rate notes, European government bonds and bonds denominated in non-core currencies. We offered the first platform in Europe with a multi-dealer disclosed counterparty trading capability for corporate bonds. Our 2015 trading volume in the Eurobond bond market was $75.5 billion.

In the Eurobond credit market, defined as including European high-grade, high-yield and government bonds, 36 broker-dealers utilize our platform, including all of the top 20 broker-dealers as ranked by 2015 European corporate new-issue underwriting volume. More than 300 active institutional investor firms use our platform to trade European bonds.

U.S. Agency Bonds

Forty-three of our broker-dealer clients and approximately 300 active institutional investor firms use our platform to trade U.S. agency bonds. Trading in U.S. agency bonds uses many of the same features available in our U.S. high-grade corporate bond offering.

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

We provide BondTickerTM as an ancillary service to our trading clients and also to other industry participants. We derive revenues from our BondTickerTM service by charging for seat licenses per user at our broker-dealer and institutional investor clients, through distribution agreements with other information service providers and through bulk data sales to third parties. Seat license fees are waived for clients that transact a sufficient volume of trades through MarketAxess.

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

Through our Trax® brand, we provide a range of information solutions for financial services firms, utilizing quotes contributed by participants and leveraging our trade matching and regulatory transaction reporting services for European securities.  We recently launched Axess All™, the first intra-day trade tape for the European fixed income market. Axess All™ is sourced from over 30,000 bond transactions processed daily by Trax® through its post-trade services and includes aggregated volume and pricing for the most actively traded European fixed income instruments.

Post-Trade Services

Our Trax® service provides post-trade, pre-settlement trade matching and regulatory transaction reporting services for the European OTC markets. Subscribers use the Trax® platform to match and report trades in a range of capital market instruments, including bonds, derivatives, equities and swaps. Trax® has approximately 100 clients, including broker-dealers, hedge funds and investment banks. The Trax® platform processed over 1.0 billion transactions in 2015.

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

Usage of our straight-through processing tools increased significantly during the last several years. The number of investor client STP connections increased to 518 as of December 31, 2015. In addition, many of our broker-dealer clients use our Application Programming Interfaces (“API”) services for pre-trade, trade negotiation and post-trade services to improve efficiency and reduce errors in processing.

Sales and Marketing

We promote our products and services using a variety of direct and indirect sales and marketing strategies. Our sales force is responsible for client acquisition activity and for increasing use of our trading platform and information and post-trade services by our existing clients. Their goal is to train and support existing and new clients on how to use our system and to educate them as to the benefits of utilizing an electronic fixed-income trading platform. We employ various strategies, including advertising, direct marketing, promotional mailings, and participation in industry conferences and media engagement, to increase awareness of our brand and our electronic trading platform. For example, we have worked with The Wall Street Journal to establish BondTickerTM as the source of information for its daily corporate bond and high-yield tables. A similar process also exists for our Trax® post-trade business, employing both direct and indirect sales methods.

Competition

The industry that we participate in is highly competitive and we expect competition to intensify in the future. We face four main areas of competition:

•

Telephone and Direct Electronic Communications — We compete with bond trading business conducted over the telephone, e-mail or instant messaging between broker-dealers and their institutional investor clients. Institutional investors have historically purchased fixed-income securities by telephoning or otherwise communicating via e-mail or instant messaging with bond sales professionals at one or more broker-dealers and inquiring about the price and availability of individual bonds. This remains the manner in which the majority of corporate bonds are still traded between institutional investors and broker-dealers.

•

Other electronic trading platforms — There are numerous other electronic trading platforms currently in existence, including several that have only commenced, or announced an intention to launch, operations in the last twelve months. Among others, Bloomberg and TradeWeb operate- multi-dealer to institutional investor trading platforms for both fixed-income securities and derivatives. The New York Stock Exchange also offers exchange-style trading for corporate bonds. In addition, some broker-dealers and institutional investors operate proprietary electronic trading systems that enable institutional investors to trade directly with a broker-dealer, and/or with other institutional investors over an electronic medium. As we expand our business into new products, we will likely come into more direct competition with other electronic trading platforms or firms offering traditional services.

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

Competitors, including companies in which some of our clients have invested, have developed electronic trading platforms or have announced their intention to explore the development of electronic trading platforms that compete or will compete with us. Furthermore, some of our clients have made, and may in the future continue to make, investments in or enter into agreements with other businesses that directly or indirectly compete with us.

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

Furthermore, a significant number of our institutional investor firms have built interfaces to enable them to communicate electronically between our platform and their order, portfolio management and accounting systems. We believe that this increases the reliance of these institutional investor firms on our services and creates significant competitive barriers to entry.

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

We have obtained U.S. federal registration of the MarketAxess® name and logo, and the same mark and logo have been registered in several foreign jurisdictions. In addition, we have obtained U.S. federal registration for the marks AutoSpotting®, FrontPage®, Actives®, DealerAxess®, Trax®, Trade ON®, LiquidityBridge®, Axess 50® and associated designs and have a number of other registered trademarks and service marks. BondTickerTM, Open TradingTM, Axess AllTM, and MarketAxess Bid-Ask Spread Index (BASI) TM are trademarks we use, but they have not been registered.

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

MarketAxess SEF Corporation, our wholly-owned U.S. subsidiary, operates as a SEF for the trading of certain credit derivatives subject to the CFTC’s jurisdiction, including certain index swaps subject to the CFTC’s ‘made available for trade’ determination that are required to be executed on a SEF or regulated exchange. The SEC has not yet finalized its rules for security-based SEFs, nor has it published a timetable for the finalization and implementation of such rules. No assurance can be given regarding when, whether or in what form the remaining rules regarding the new regulatory regime for the swaps marketplace will be finalized or implemented.

Various rules promulgated since the financial crisis could adversely affect our bank-affiliated broker-dealer clients’ ability to make markets in a variety of fixed-income securities, thereby negatively impacting the level of liquidity and pricing available on our trading platform. For example, while the recently adopted Volcker Rule does not apply directly to us, the Volcker Rule bans proprietary trading by banks and their affiliates. In addition, enhanced leverage ratios applicable to large banking organizations in the U.S. and Europe require such organizations to strengthen their balance sheets and may limit their ability or willingness to make markets on our trading platform. We cannot predict the extent to which these rules or any future regulatory changes may adversely affect our business and operations.

Regulation of the Non-U.S. Securities Industries and Investment Service Providers

The securities industry and financial markets in the U.K., the EU and elsewhere are subject to extensive regulation. Our principal regulator in the U.K. is the FCA. MarketAxess Europe Limited is registered as a Multilateral Trading Facility (“MTF”) with the FCA and is also a registered platform in Switzerland, Hong Kong and Singapore. Xtrakter is registered as an Approved Reporting Mechanism with the FCA and also has “recognized status” in France, the Netherlands and Belgium in connection with the submission of transaction reports to regulators.

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

Similar to the U.S., regulatory bodies in Europe are developing new rules for the fixed-income markets. MiFID II and Markets in Financial Instruments Regulation (“MiFIR”) were approved in June 2014 and introduce changes in market structure designed to: (i) enhance pre- and post-trade transparency for fixed income instruments with the scope of requirements calibrated for liquidity, (ii) increase and enhance post-trade reporting obligations with a requirement to submit post-trade data to ARMs, (iii) ensure trading of certain derivatives occurs on regulated trading venues and (iv) establish a consolidated tape for trade data.  While some of the rules and technical advice underpinning MiFID II have not yet been finalized, MiFID II will have a significant impact in these areas, as well as on corporate governance and investor protection.  MiFID II and MiFIR are expected to take effect in January 2018. The final rules may have an adverse effect on our operations or our ability to provide our electronic trading platform in a manner that can successfully compete against other types of regulated and non-regulated venues for the fixed-income trading needs of our clients. In addition, MiFID II is expected to cause us to expend more significant compliance, business and technology resources, incur additional operational costs and create additional regulatory exposure for our trading and post-trade businesses. While we generally believe the net impact of the rules and regulations will be positive for our businesses, unintended consequences of the rules and regulations may adversely affect us in ways yet to be determined.

Our Canadian subsidiary, MarketAxess Canada Company, is registered as an Alternative Trading System dealer under the Securities Act of Ontario and is a member of the Investment Industry Regulatory Organization of Canada. Our Brazilian subsidiary, MarketAxess Platforma de Negociacao Ltda., is authorized to provide our platform in Brazil under the jurisdiction of the Securities and Exchange Commission and Central Bank in Brazil.

Employees

As of December 31, 2015, we had 342 employees, 203 of whom were based in the U.S. and 139 of whom were based outside of the U.S., principally in the U.K. None of our employees is represented by a labor union. We consider our relationships with our employees to be good and have not experienced any interruptions of operations due to labor disagreements.

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

MarketAxess Holdings Inc.

299 Park Avenue

New York, NY 10171

Attn: Investor Relations

Our Board of Directors has standing Audit, Compensation, Nominating and Corporate Governance, Risk, Mergers and Acquisitions and Investment Committees. Each of these committees has a written charter approved by our Board of Directors and our Board of Directors has also adopted a set of Corporate Governance Guidelines. Copies of the committee charters and the Corporate Governance Guidelines are also posted on our website.

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

The global financial services business is, by its nature, risky and volatile and is directly affected by many national and international factors that are beyond our control. Any one of these factors may cause a substantial decline in the U.S. and/or global financial services markets, resulting in reduced trading volume. These events could have a material adverse effect on our business, financial condition and results of operations. These factors include:

•	economic and political conditions in the United States, Europe and elsewhere;
•	adverse market conditions, including unforeseen market closures or other disruptions in trading;
•	broad trends in business and finance;
•	consolidation or contraction in the number of broker-dealers;
•	actual or threatened acts of war or terrorism or other armed hostilities;
•	concerns over inflation and weakening consumer confidence levels;
•	the availability of cash for investment by mutual funds and other wholesale and retail investors;
•	the level and volatility of interest rates, the difference between the yields on corporate securities being traded and those on related benchmark securities and foreign currency exchange rates;
•	the effect of Federal Reserve Board monetary policy, increased capital requirements for banks and other financial institutions, and other regulatory requirements and political impasses;
•	credit availability and other liquidity concerns;
•	concerns over credit default or bankruptcy of one or more sovereign nations or corporate entities; and
•	legislative and regulatory changes.

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

Likewise, decreases in our share of the segments of the fixed-income trading markets in which we operate, or shifts in trading volume to segments of clients which we have not penetrated, could result in lower trading volume on our platform and, consequently, lower commissions and revenue. During periods of increased volatility in credit markets, the use of electronic trading platforms by market participants may decrease dramatically as institutional investors may seek to obtain additional information during the trade process through conversations with broker-dealers. In addition, during rapidly moving markets, broker-dealers are less likely to post prices electronically.   Our market share of the fixed-income trading markets is also impacted by a variety of other factors, including the amount of new issuances of corporate debt, the level of bond fund inflows or outflows, the percentage of volumes comprised of Rule 144A transactions, the percentage of volumes comprised of larger trades known as ‘block trades’ and whether the prevalent market environment is an “offer wanted” or “bid wanted” environment.

A decline in trading volumes on our platform or our platform’s market share for any reason would negatively affect our commission revenue and may have a material adverse effect on our business, financial condition and results of operations.

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

In connection with our anonymous Open Trading™ protocols, we execute certain bond transactions between and among institutional investor and broker-dealer clients on a matched principal basis by serving as counterparty to both the buyer and the seller in trades which are then settled through a third-party clearing broker. Settlement typically occurs within one to three trading days after the trade date. Cash settlement of the transaction occurs upon receipt or delivery of the underlying instrument that was traded.

We are exposed to credit and performance risks in our role as matched principal trading counterparty to our clients executing Open Trading™ trades on our platform, including the risk that counterparties that owe us money or securities will not perform their obligations. These parties may default on their obligations to us due to bankruptcy, lack of liquidity, operational failure or other reasons. Adverse movements in the prices of securities that are the subject of these transactions can increase our risk. In connection with Open Trading™ or other anonymous protocols, we expect that the number of transactions in which we act as a matched principal will increase.

In the process of executing matched principal transactions, miscommunications and other errors by our clients can arise whereby one of the counterparties to the transaction rejects the trade or otherwise refuses to settle their side of the transaction on the terms recorded by our platform. These unsettled or rejected trades can create a potential liability for our subsidiary involved in the trade. If an error is promptly discovered and alleged by a client and there is a prompt cancellation of the trade or disposition of any resultant position held by us or the other party to the trade, the risk to us is usually limited. If the discovery of an error by a client is delayed, the risk is heightened by the increased possibility of intervening movements in the price of the applicable security prior to disposition. Although errors usually become known at the time of, or later on the day of, the trade, it is possible that they may not be discovered until later in the settlement process. If we are required to hold a position as a result of an error or a failure to deliver is prolonged, there may also be financing costs or regulatory capital charges required to be taken by us. Depending on the cause, number and value of the trades that are the subject of an alleged error or dispute, such trades have the potential to have a material adverse effect on our financial condition and results of operations.

We have policies and procedures in place to identify and manage our credit risk.  In connection with the recent growth of our Open Trading™ protocols, we have implemented additional automated controls to help us manage our credit risk exposure.  There can be no assurance that the policies, procedures and automated controls we use to manage this credit risk will effectively mitigate our credit risk exposure. Some of our risk management procedures are reliant upon the evaluation of information regarding the fixed- income markets, our clients or other relevant matters that are publicly available or otherwise acquired from third party sources. Such information may not be accurate, complete, up-to-date or properly assessed and interpreted by us. If our risk management procedures fail, our business, financial condition and results of operations may be adversely affected. Furthermore, our insurance policies are unlikely to provide coverage for such risks.

We are dependent on our broker-dealer clients, who are not restricted from using their own proprietary or third-party platforms to transact with our institutional investor clients.

We rely on our broker-dealer clients to provide product and liquidity on our electronic trading platform by posting bond prices on our platform for bonds in their inventory and responding to institutional investor client inquiries. The contractual obligations of our broker-dealer clients to us are minimal, non-exclusive and terminable by such clients. Our broker-dealer clients buy and sell fixed-income securities through traditional methods, including by telephone and e-mail messaging, and through other electronic trading platforms. Some of our broker-dealer clients have developed electronic trading networks that compete with us or have announced their intention to explore the development of such electronic trading networks, and many of our broker-dealer and institutional investor clients are involved in other ventures, including other electronic trading platforms or other distribution channels, as trading participants and/or as investors. These competing trading platforms may offer some features that we do not currently offer. Accordingly, there can be no assurance that such broker-dealers’ primary commitments will not be to one of our competitors.

In the U.S., the Volcker Rule section of the Dodd-Frank Act bans proprietary trading by banks and their affiliates, which could adversely affect our bank-affiliated broker-dealer clients’ ability to make markets in a variety of fixed-income securities.  If bank-affiliated entities reduce their trading activity and that activity is not replaced by other market participants, the level of liquidity and pricing available on our trading platform would be negatively impacted, which could adversely affect our operating results. In addition, there has been significant consolidation among firms in the banking and financial services industries over the past several years. Moreover, several of our large broker-dealer clients have announced plans to reduce their sales and trading businesses in fixed-income. Further consolidation, instability, and layoffs in the financial services industry could result in a smaller client base and heightened competition, which may lower volumes.

Any reduction in the use of our electronic trading platform by our broker-dealer clients could reduce the volume of trading on our platform, which could, in turn, reduce the use of our platform by our institutional investor clients. The occurrence of any of the foregoing may have a material adverse effect on our business, financial condition and results of operations.

We could lose significant sources of revenue and trading volume if we lose any of our significant institutional investor clients.

We rely on our institutional investor clients to launch inquiries over our trading platform. A limited number of such clients can account for a significant portion of our trading volume. One institutional investor client accounted for approximately 15.3%, 14.0%, and 12.5% of trading volumes during the years ended December 31, 2015, 2014 and 2013, respectively. As of December 31, 2015, investment funds managed by this institutional investor client beneficially owned approximately 8.9% of the outstanding shares of our common stock, primarily through passive index and ETF funds.

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

Our revenues and operating results may fluctuate due to a number of factors, including:

•	the unpredictability of the financial services industry;
•	difficulty in quickly adjusting our expense base if revenues fall short of expectations;
•	our ability to retain existing broker-dealer and institutional investor clients and attract new broker-dealer and institutional investor clients;
•	our ability to drive an increase in use of our electronic trading platform by new and existing broker-dealer and institutional investor clients;
•	changes in our pricing policies;
•	the introduction of new features on our electronic trading platform;
•	the effectiveness of our sales force;
•	new product and service introductions by our competitors;
•	fluctuations in overall market trading volume or our market share for our key products;
•	technical difficulties or interruptions in our service;
•	general economic conditions in our geographic markets;
•	additional investment in our services or operations; and
•	new regulations that limit or affect how our electronic trading platform can operate or which increase our regulatory compliance costs.

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

Our strategy includes leveraging our electronic trading platform to enter new markets. We cannot assure you that we will be able to successfully adapt our proprietary software and technology for use in other markets. Even if we do adapt our software and technology, we cannot assure you that we will be able to attract clients and compete successfully in any such new markets. We cannot assure you that our marketing efforts or our pursuit of any of these opportunities, including among other things, our proposed entrance into the municipal bond market, will be successful. If these efforts are not successful, we may realize less than expected earnings, which in turn could result in a decrease in the market value of our common stock. Furthermore, these efforts may divert management attention or inefficiently utilize our resources.

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

In particular, we depend on third-party vendors for our corporate bond reference database and the clearing and settlement of our Open Trading™ transactions. Disruptions in the services provided by those third-parties to us, including as a result of their inability or unwillingness to continue to license products or provide services that are critical to the success of our business, could have a material adverse effect on our business, financial condition and results of operations.

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

We attempt to negotiate favorable pricing, service, confidentiality and intellectual property ownership or licensing and other terms in our contracts with our third-party service providers. These contracts usually have multi-year terms. However, there is no guarantee that these contracts will not terminate and that we will be able to negotiate successor agreements or agreements with alternate service providers on competitive terms. Further, the existing agreements may bind us for a period of time to terms and technology that become obsolete as our industry and our competitors advance their own operations and use of technology.

Our success depends on maintaining the integrity of our electronic trading platform, systems and infrastructure; our computer systems may suffer failures, capacity constraints and business interruptions that could increase our operating costs and cause us to lose clients.

In order to be successful, we must provide reliable, secure, real-time access to our electronic trading platform for our clients. If our electronic trading platform is hampered by slow delivery times, unreliable service or insufficient capacity, our clients may decide to stop using our platform, which would have a material adverse effect on our business, financial condition and results of operations.

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

We cannot assure you that we, or our third-party service providers, will not experience systems failures. Our electronic trading platform, computer and communication systems and other operations are vulnerable to damage, interruption or failure as a result of, among other things:

•	irregular or heavy use of our electronic trading platform during peak trading times or at times of unusual market volatility;
•	power, internet or telecommunications failures, hardware failures or software errors;
•	human error;
•	computer viruses, acts of vandalism or sabotage (and resulting potential lapses in security), both internal and external;
•	natural disasters, fires, floods, widespread health emergencies or other acts of God;
•	acts of war or terrorism (including cyberterrorism) or other armed hostility;
•	cybersecurity breaches; and
•	loss of support services from third parties, including those to whom we outsource aspects of our computer infrastructure critical to our business.

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

Any system failure that causes an interruption in service or decreases the responsiveness of our service, including failures caused by client error or misuse of our systems, could damage our reputation, business and brand name and lead our clients to decrease or cease their use of our electronic trading platform.

In these circumstances, if we were unable to execute our disaster recovery plans, or our redundant systems and disaster recovery plans proved insufficient for the particular situation, it could have a material adverse effect on our business. Similarly, although many of our contracts with our service providers require them to have disaster recovery plans, we cannot be certain that these will be adequate or implemented properly. In addition, our business interruption insurance may not adequately compensate us for losses that may occur.

It is also a risk that we will not have sufficient personnel to properly respond to all such system problems. Our disaster recovery plans are heavily reliant on the availability of the internet and mobile phone technology, so any disruption of those systems would likely affect our ability to recover promptly from a crisis situation.

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

Our electronic trading platform involves the processing, storage and transmission of a very large number of transactions and data (including confidential client information). The secure storage and transmission of confidential information over public networks is a critical element of our operations. Cyber attacks on our systems could expose us to a risk of misappropriation of this information, leading to litigation, reputational harm and possible liability. Despite the defensive measures we have taken, these threats may come from external factors such as governments, organized crime, hackers, and other third parties such as outsource or infrastructure-support providers and application developers, or may originate internally from an employee or service provider to whom we have granted access to our computer systems. If our security measures are breached as a result of third-party action, employee error, malfeasance or otherwise, and, as a result, someone obtains unauthorized access to trading or other confidential information, our reputation could be damaged, our business would suffer and we could incur material liability. Any such breach could compromise our networks and the information stored there could be accessed, publicly disclosed, lost or stolen. Because techniques used to obtain unauthorized access or to sabotage computer systems change frequently and generally are not recognized until launched against a target, we may be unable to anticipate these techniques or to implement adequate preventive measures.

We also face the risk of operational disruption, failure or capacity constraints of any of the third party service providers that facilitate our business activities, including clients, clearing agents or data providers. Such parties could also be the source of a cyber attack on or breach of our operational systems, data or infrastructure.

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

Intellectual property is critical to our success and ability to compete, and if we fail to protect our intellectual property rights adequately, our competitors might gain access to our technology. We rely primarily on a combination of patent, copyright, trademark and trade secret laws in the United States and other jurisdictions, as well as license agreements, third-party non-disclosure and other agreements and other contractual provisions and technical measures to protect our intellectual property rights. We attempt to negotiate beneficial intellectual property ownership provisions in our contracts and also require employees, consultants, advisors and collaborators to enter into confidentiality agreements in order to protect the confidentiality of our proprietary information. We have been issued 13 patents covering aspects of our technology and/or business, but can give no assurances that any such patents will protect our business and processes from competition or that any patents applied for in the future will be issued. Additionally, laws and our contractual terms may not be sufficient to protect our technology from use or theft by third parties. For instance, a third party might reverse engineer or otherwise obtain and use our technology without our permission and without our knowledge, thereby infringing our rights and allowing competitors to duplicate or replicate our products. Furthermore, we cannot assure you that these protections will be adequate to prevent our competitors from independently developing technologies that are substantially equivalent or superior to our technology.

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

We have in the past and may in the future acquire or invest in companies, products or technologies that we believe are strategic. We may not be able to identify, negotiate or finance any future acquisition or investment successfully. Even if we do succeed in acquiring or investing in a business, product or technology, such acquisitions and investments may involve a number of risks, including:

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

Our success depends largely upon the continued services of our executive officers and other key personnel, particularly Richard M. McVey, Chief Executive Officer and Chairman of our Board of Directors. The terms of Mr. McVey’s employment agreement with us do not require him to continue to work for us and allow him to terminate his employment at any time, subject to certain notice requirements and forfeiture of non-vested equity compensation awards. We do not maintain “key person” life insurance on any of our executive officers and other key personnel. Any loss or interruption of Mr. McVey’s services or that of one or more of our other executive officers or key personnel for any reason, as well as any negative market or industry perception arising from such loss or interruption, could result in our inability to manage our operations effectively and/or pursue our business strategy.

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

The market for qualified personnel has become increasingly competitive as an increasing number of existing and new competitors focus on the electronic trading of credit products.   Many of these competitive ventures are interested in hiring our experienced technology personnel and our qualified sales staff.  Additionally, highly innovative technology firms may offer attractive employment opportunities to our technology personnel.  Many of these firms have greater resources than we have and are able to offer more lucrative compensation packages.  In addition, in making employment decisions, particularly in the Internet, high-technology and financial services industries, job candidates often consider the total compensation package offered, including the value of the stock-based compensation they are to receive in connection with their employment. Significant volatility in the price of our common stock may adversely affect our ability to attract or retain key employees. The expensing of stock-based compensation may also discourage us from granting the size or type of stock-based compensation that job candidates may require to join our company or that is required to retain existing employees. We cannot assure you that we will be successful in our efforts to recruit and retain the required personnel. The failure to attract new personnel or to retain and motivate our current personnel may have a material adverse effect on our business, financial condition and results of operations.

We operate in a highly regulated industry and we may face restrictions with respect to the way we conduct certain of our operations.

Our business is subject to increasingly extensive governmental and other regulations.  These regulations are designed to protect public interests generally rather than the interests of our stockholders. The SEC, FINRA, the CFTC and other agencies extensively regulate the United States financial services industry, including most of our operations in the United States. Much of our international operations are subject to similar regulations in their respective jurisdictions, including regulations overseen by the FCA in the United Kingdom, the Monetary Authority of Singapore, the Hong Kong Securities and Futures Commission, the Investment Industry Regulatory Organization of Canada and provincial regulators in Canada, the Securities and Exchange Commission and Central Bank in Brazil, and the Swiss Financial Market Supervisory Authority in Switzerland.  In addition, Xtrakter is registered as an ARM with the FCA and has “recognized status” in France, the Netherlands and Belgium in connection with the submission of transaction reports to regulators.

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

MarketAxess Corporation and MarketAxess Europe Limited are subject to U.S. and U.K. regulations as a registered broker-dealer and as a MTF, respectively, which prohibit repayment of borrowings from the Company or affiliates, paying cash dividends, making loans to the Company or affiliates or otherwise entering into transactions that result in a significant reduction in regulatory net capital or financial resources, without prior notification to or approval from such subsidiary’s principal regulator. MarketAxess SEF Corporation is registered with the CFTC as a SEF and is required, among other things, to maintain sufficient financial resources to cover operating costs for at least one year.

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

In addition, following the global financial crisis and other recent events in the financial industry, governments and regulators in both the United States and Europe have called for increased regulation and transparency in the OTC markets. As a result, the Dodd-Frank Act was signed into law in 2010. Among the most significant requirements of the derivatives section of the Dodd-Frank Act are mandatory clearing of swaps through regulated central clearing organizations and mandatory trading of those swaps through either regulated exchanges or SEFs, in each case, subject to certain key exceptions. MarketAxess SEF Corporation is registered with the CFTC as a SEF for certain credit derivatives. No assurance can be given regarding when, whether or in what form the remaining rules regarding the new regulatory regime for the swaps marketplace, including the SEC’s rules that will govern the execution of single-name credit derivatives, will be finalized or implemented or whether we will be able to operate a SEF or security-based SEF that can successfully compete for the credit derivative execution business of our clients. In addition, we have incurred significant costs to comply with the new regulatory requirements of the Dodd-Frank Act and we cannot assure you that the additional costs associated with the registration and operation of a SEF or security-based SEF will not exceed our expected revenues or that our financial condition and results of operations will not be adversely affected.

Similar to the U.S., regulatory bodies in Europe are developing new rules for the fixed-income markets. MiFID II and MiFIR were approved in June 2014 and introduce changes in market structure designed to: (i) enhance pre- and post-trade transparency for fixed income instruments with the scope of requirements calibrated for liquidity, (ii) increase and enhance post-trade reporting obligations with a requirement to submit post-trade data to ARMs, (iii) ensure trading of certain derivatives occurs on regulated trading venues and (iv) establish a consolidated tape for trade data.  While some of the rules and technical advice underpinning MiFID II have not yet been finalized, MiFID II will have a significant impact in these areas, as well as on corporate governance and investor protection. MiFID II and MiFIR are expected to take effect in January 2018. The final rules may have an adverse effect on our operations or our ability to provide our electronic trading platform in a manner that can successfully compete against other types of regulated and non-regulated venues for the fixed-income trading needs of our clients. In addition, MiFID II is expected to cause us to expend more significant compliance, business and technology resources, incur additional operational costs and create additional regulatory exposure for our trading and post-trade businesses. We cannot predict the extent to which any of these new regulations or future regulatory changes will impact our European business and operations, but they may have an adverse effect on our business, financial condition and results of operations.

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

We operate an electronic trading platform in Europe and may further expand our operations throughout Europe, Asia and other regions. We have invested significant resources in our foreign operations and the increasing globalization of our platform and services.  However, there are certain risks inherent in doing business in international markets, particularly in the financial services industry, which is heavily regulated in many jurisdictions. These risks include:

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

In addition, we must comply with the laws, regulations and registration rules of the FCA in the U.K. and foreign governments and regulatory bodies for each country in which we conduct business. For example, regulatory bodies in Europe have approved the final texts of MiFID II and MiFIR, which are expected to take effect in January 2018. We cannot predict the extent to which any of these new regulations or future regulatory changes may impact our European business and operations, but they may cause us to expend more significant compliance, business and technology resources, incur additional operational costs and create additional regulatory exposure.

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

Our businesses are subject to regulation by governmental and self-regulatory organizations in the jurisdictions in which we operate around the world. Many of these regulators, including U.S. and non-U.S. government agencies and self-regulatory organizations, as well as state securities commissions in the U.S., are empowered to bring enforcement actions and to conduct administrative proceedings and examinations, inspections, and investigations, which may result in costs, penalties, fines, enhanced oversight, additional requirements, restrictions, or limitations, and censure, suspension, or expulsion. Self-regulatory organizations such as FINRA and the National Futures Association (“NFA”), along with statutory bodies such as the SEC, the CFTC, and the FCA, and other international regulators, require strict compliance with their rules and regulations.

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

We have significantly expanded our business activities and operations over the last several years. Continued growth, both domestic and international, will require further investment in management and new personnel, infrastructure and compliance systems. The expansion of our international operations involves risks that may have an adverse effect on our business and operations, such as the challenge of effectively managing and staffing our international operations, complying with increased and varied regulatory requirements and entering new markets. In addition, we may incur substantial development, sales and marketing expenses and expend significant management effort to create a new product or service, and the period before the product or service is successfully developed, introduced and adopted may extend over many months or years. Even after incurring these costs, our clients may determine that they do not need or prefer the product or service.

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

Employee misconduct or error could expose us to significant liability, financial losses, regulatory sanctions and reputational harm.  Misconduct or error by employees could include engaging in improperly using our confidential information or the confidential information of our clients or engaging in improper or unauthorized activities or transactions.

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

Our business is dependent upon the availability of adequate funding and regulatory capital under applicable regulatory requirements. Although we believe that our available cash resources and borrowing capacity under our credit agreement are sufficient to meet our presently anticipated liquidity needs and capital expenditure requirements for at least the next 12 months, we may in the future need to raise additional funds to, among other things:

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

We are party to a credit agreement with JPMorgan Chase & Co. that provides for revolving loans and letters of credit up to an aggregate of $100.0 million. Subject to satisfaction of certain specified conditions, we are permitted to upsize the borrowing capacity of the credit agreement by an additional $50.0 million. Our credit agreement contains certain covenants that, among other things, restrict our ability to take certain actions, even if we believe them to be in our best interests. These covenants restrict or prohibit, among other things, our ability to:

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

We are also required by our credit agreement to maintain a maximum consolidated leverage ratio, a minimum consolidated interest coverage ratio and a minimum consolidated adjusted EBITDA level. We cannot assure you that we will be able to meet these requirements or satisfy these covenants in the future. A breach of any of these covenants or the inability to comply with the required financial covenants could result in an event of default under the credit agreement. If any such event of default occurs, the lender under the credit agreement could elect to declare all amounts outstanding and accrued and unpaid interest under the credit agreement to be immediately due and payable, and could foreclose on the assets securing the credit agreement. The lender would also have the right in these circumstances to terminate any commitments it has to provide further credit extensions. We may incur other indebtedness in the future that may contain financial or other covenants more restrictive than those applicable to the credit agreement.

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

The success of our business plan depends in part on our ability to create an electronic trading platform for a wide range of fixed-income products and trade sizes. Historically, fixed-income securities markets operated through telephone communications between institutional investors and broker-dealers. The utilization of our products and services depends on the acceptance, adoption and growth of electronic means of trading a variety of fixed-income securities, including for larger size trades. We cannot assure you that the growth and acceptance of electronic means of trading securities will continue.

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

We may decrease or cease paying dividends on our common stock in the future.

We initiated a regular quarterly dividend on our common stock in 2009. However, there is no assurance that we will continue to pay any dividends to holders of our common stock in the future or, if we continue paying dividends, that such dividends will be paid at the rate at which they were paid in prior periods. If we were to decrease the dividend rate or cease paying dividends, investors would need to rely on the sale of their common stock after price appreciation, which may never occur, as the primary or only way to realize any future gains on their investment.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Our corporate headquarters and principal U.S. offices are located at 299 Park Avenue, New York, New York, where we lease 36,900 square feet under leases expiring in April 2018 and February 2022. We also collectively lease approximately 21,400 square feet for our other office locations in the U.S., United Kingdom, Brazil, Hong Kong and Singapore under various leases expiring between September 2016 and January 2027.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Price Range

Our common stock trades on the NASDAQ Global Select Market under the symbol “MKTX”. The range of closing price information for our common stock, as reported by NASDAQ, was as follows:

2015:	High	Low
January 1, 2015 to March 31, 2015	$88.80	$67.66
April 1, 2015 to June 30, 2015	$97.34	$82.87
July 1, 2015 to September 30, 2015	$103.28	$88.91
October 1, 2015 to December 31, 2015	$114.24	$86.86

2014:
January 1, 2014 to March 31, 2014	$67.16	$57.99
April 1, 2014 to June 30, 2014	$59.65	$50.30
July 1, 2014 to September 30, 2014	$62.05	$47.50
October 1, 2014 to December 31, 2014	$73.25	$61.15

On February 22, 2016, the last reported closing price of our common stock on the NASDAQ Global Select Market was $111.25.

Holders

There were 25 holders of record of our common stock as of February 22, 2016.

Dividend Policy

During 2015, 2014 and 2013, we paid quarterly cash dividends of $0.20 per share, $0.16 per share and $0.13 per share, respectively. In January 2016, our Board of Directors approved a quarterly cash dividend of $0.26 per share payable on February 25, 2016 to stockholders of record as of the close of business on February 11, 2016. Any future declaration and payment of dividends will be at the sole discretion of our Board of Directors. The Board of Directors may take into account such matters as general business conditions, our financial results, capital requirements, contractual obligations, legal and regulatory restrictions on the payment of dividends to our stockholders or by our subsidiaries to their respective parent entities, and such other factors as the Board of Directors may deem relevant.

Recent Sales of Unregistered Securities

None.

Securities Authorized for Issuance Under Equity Compensation Plans

Please see the section entitled “Equity Compensation Plan Information” in Item 12.

Issuer Purchases of Equity Securities

During the quarter ended December 31, 2015, we repurchased the following shares of common stock:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans and Programs	Dollar Value of Shares That May Yet Be Purchased Under the Plans and Programs
				(In thousands)
October 1, 2015 -- October 31, 2015	22,000	$94.20	22,000	$39,928
November 1, 2015 -- November 30, 2015	10,700	99.13	10,700	38,868
December 1, 2015 -- December 31, 2015	—	—	—	38,868
	32,700	$95.82	32,700

In January 2014, our Board of Directors authorized a share repurchase program for up to $35.0 million of the Company’s common stock. In July 2014, our Board of Directors increased the authorization under the share repurchase program by an additional $65.0 million of our Company’s common stock. The existing share repurchase program will expire on February 29, 2016. In January 2016, our Board of Directors authorized a new two-year share repurchase program for up to $25.0 million of the Company’s common stock. Shares repurchased under the programs will be held in treasury for future use.

STOCK PERFORMANCE GRAPH

The following graph shows a comparison from December 31, 2010 through December 31, 2015 of the cumulative total return for (i) our common stock, (ii) the NASDAQ Composite Index and (iii) the Dow Jones US Financial Services Index. The performance graph and related information shall not be deemed “soliciting material” or to be “filed” with the SEC, nor shall such information be incorporated by reference into any future filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, each as amended, except to the extent that the Company specifically incorporates it by reference into such filing.

The figures in this graph assume an initial investment of $100 in our common stock and in each index on December 31, 2010, and that all quarterly dividends were reinvested. The returns illustrated below are based on historical results during the period indicated and should not be considered indicative of future stockholder returns.

Item 6. Selected Financial Data.

The selected statements of operations data for each of the years ended December 31, 2015, 2014 and 2013 and the selected balance sheet data as of December 31, 2015 and 2014 have been derived from our audited financial statements included elsewhere in this Annual Report on Form 10-K. The selected statements of operations data for the years ended December 31, 2012 and 2011, and the balance sheet data as of December 31, 2013, 2012 and 2011 have been derived from our audited financial statements not included in this Annual Report on Form 10-K.

	Year Ended December 31,
	2015	2014	2013	2012	2011
Statements of Operations Data:	(In thousands, except per share amounts)
Revenues
Commissions (1)	$266,221	$221,138	$203,652	$174,199	$155,444
Information and post-trade services (2)	30,660	31,510	25,377	7,435	7,199
Technology products and services	3,573	6,874	6,331	4,988	5,085
Investment income	905	543	420	1,057	1,228
Other (3)	1,739	2,709	2,953	3,161	2,918
Total revenues	303,098	262,774	238,733	190,840	171,874

Expenses
Employee compensation and benefits	83,856	74,995	64,406	54,678	52,443
Depreciation and amortization	18,542	17,379	14,123	6,758	5,206
Technology and communications	15,916	17,685	16,037	12,523	10,619
Professional and consulting fees	13,043	14,375	18,220	12,150	9,006
Occupancy	4,685	4,381	5,173	2,446	2,337
Marketing and advertising	6,148	5,769	4,632	5,169	4,491
General and administrative	13,008	9,654	8,862	7,746	6,322
Total expenses	155,198	144,238	131,453	101,470	90,424
Income before income taxes from continuing operations	147,900	118,536	107,280	89,370	81,450
Provision for income taxes (4)	51,863	43,730	38,717	27,586	32,003
Net income from continuing operations	96,037	74,806	68,563	61,784	49,447
Income (loss) from discontinued operations, net of income taxes (5)	—	—	7,453	(1,715)	(1,743)
Net income	$96,037	$74,806	$76,016	$60,069	$47,704

Basic earnings per common share
Income from continuing operations	$2.62	$2.03	$1.86	$1.69	$1.34
Income (loss) from discontinued operations	—	—	0.20	(0.04)	(0.05)
Net income per common share	$2.62	$2.03	$2.06	$1.65	$1.29

Diluted earnings per common share
Income from continuing operations	$2.55	$1.97	$1.81	$1.64	$1.25
Income (loss) from discontinued operations	—	—	0.20	(0.05)	(0.05)
Net income per common share	$2.55	$1.97	$2.01	$1.59	$1.20

Cash dividends per share	$0.80	$0.64	$0.52	$1.74	$0.36

Weighted average number of shares of common stock outstanding:
Basic	36,690	36,930	36,886	36,516	37,006
Diluted	37,637	37,889	37,888	37,816	39,608

	As of December 31,
	2015	2014	2013	2012	2011
Balance Sheet Data:	(In thousands)
Cash and cash equivalents and securities available-for-sale	$284,434	$233,787	$200,433	$180,116	$247,730
Working capital (6)	284,914	227,743	200,183	180,650	253,907
Total assets	439,041	379,884	353,910	279,841	349,458

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

Executive Overview

MarketAxess operates a leading electronic trading platform that enables fixed-income market participants to efficiently trade corporate bonds and other types of fixed-income instruments using our patented trading technology. Our over 1,000 active participant firms include broker-dealer clients, investment advisers, mutual funds, insurance companies, public and private pension funds, bank portfolios and hedge funds. Our approximately 100 broker-dealer market-maker clients provide liquidity on the platform and include most of the leading broker-dealers in global fixed-income trading. Through our Open TradingTM initiative, we also execute certain bond transactions between and among institutional investor and broker-dealer clients on a matched principal basis by serving as counterparty to both the buyer and the seller in trades which then settle through a third-party clearing broker. We provide fixed-income market data, analytics and compliance tools that help our clients make trading decisions. We also provide trade matching and regulatory transaction reporting services to the securities markets. In addition, we provide technology solutions and professional consulting services to fixed-income industry participants.

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

Our Open TradingTM protocols allow our broker-dealer and institutional investor clients to interact in an all-to-all trading environment.  These innovative technology solutions are designed to increase the number of potential trading counterparties on our electronic trading platform and create a menu of solutions to address different trade sizes and bond liquidity characteristics.

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

•

to leverage our existing client network and technology to increase the number of potential counterparties and improve liquidity by developing and deploying a wide range of electronic trading protocols to complement our traditional request-for-quote model and allowing broker-dealers and institutional investors to interact in our all-to-all Open TradingTM environment;

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

•	to add new content and analytical capabilities to BondTicker™ and expand the data service offering provided by Trax® to improve the value of the information we provide to our clients; and
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

Following the global financial crisis and other recent events in the financial industry, governments and regulators in both the United States and Europe have called for increased regulation and transparency in the over-the-counter markets. As a result, the Dodd-Frank Act was signed into law in July 2010. Among the most significant requirements of the derivatives section of the Dodd-Frank Act are mandatory clearing of certain derivative instruments (“swaps”) through regulated central clearing organizations and mandatory trading of those instruments through either regulated exchanges or swap execution facilities (“SEFs”), in each case, subject to certain key exceptions. MarketAxess SEF Corporation, our wholly-owned U.S. subsidiary, operates as a SEF for the trading of certain credit derivatives subject to the CFTC’s jurisdiction, including certain index swaps subject to the CFTC’s ‘made available for trade’ determination that are required to be executed on a SEF or regulated exchange. The SEC has not yet finalized its rules for security-based SEFs, nor has it published a timetable for the finalization and implementation of such rules. No assurance can be given regarding when, whether or in what form the remaining rules regarding the new regulatory regime for the swaps marketplace will be finalized or implemented.

Various rules promulgated since the financial crisis could adversely affect our bank-affiliated broker-dealer clients’ ability to make markets in a variety of fixed-income securities, thereby negatively impacting the level of liquidity and pricing available on our trading platform. For example, while the recently adopted Volcker Rule does not apply directly to us, the Volcker Rule bans proprietary trading by banks and their affiliates. In addition, enhanced leverage ratios applicable to large banking organizations in the U.S. and Europe require such organizations to strengthen their balance sheets and may limit their ability or willingness to make markets on our trading platform. We cannot predict the extent to which these rules or any future regulatory changes may adversely affect our business and operations.

Similar to the U.S., regulatory bodies in Europe are developing new rules for the fixed-income markets. MiFID II and MiFIR were approved in June 2014 and introduce changes in market structure designed to: (i) enhance pre- and post-trade transparency for fixed income instruments with the scope of requirements calibrated for liquidity, (ii) increase and enhance post-trade reporting obligations with a requirement to submit post-trade data to Approved Reporting Mechanisms, (iii) ensure trading of certain derivatives occurs on regulated trading venues and (iv) establish a consolidated tape for trade data.  While some of the rules and technical advice underpinning MiFID II have not yet been finalized, MiFID II will have a significant impact in these areas, as well as on corporate governance and investor protection.  MiFID II and MiFIR are expected to take effect in January 2018. The final rules may have an adverse effect on our operations or our ability to provide our electronic trading platform in a manner that can successfully compete against other types of regulated and non-regulated venues for the fixed-income trading needs of our clients. In addition, MiFID II is expected to cause us to expend more significant compliance, business and technology resources, incur additional operational costs and create additional regulatory exposure for our trading and post-trade businesses. While we generally believe the net impact of the rules and regulations may be positive for our businesses, unintended consequences of the rules and regulations may adversely affect us in ways yet to be determined.

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

U.S. High-Grade Corporate Bond Commissions. Our U.S. high-grade corporate bond fee plans generally incorporate variable transaction fees and distribution fees billed to our broker-dealer clients on a monthly basis. Certain dealers participate in fee programs that do not contain monthly distribution fees and instead incorporate additional per transaction execution fees and minimum monthly fee commitments. Under these fee plans, we electronically add the transaction fee to the spread quoted by the broker-dealer client. The U.S. high-grade transaction fee is generally designated in basis points in yield and, as a result, is subject to fluctuation depending on the duration of the bond traded. The average U.S. high-grade fees per million may vary in the future due to changes in yield, years-to-maturity and nominal size of bonds traded on our platform.

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

Information and post-trade services. We generate revenue from information services provided to our broker-dealer clients, institutional investor clients and data-only subscribers. Information services are invoiced monthly, quarterly or annually. When billed in advance, revenues are deferred and recognized monthly on a straight-line basis. We also generate revenue from regulatory transaction reporting and trade matching services. Revenue is recognized in the period the services are provided.

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

Initial set-up fees. We enter into agreements with our broker-dealer clients pursuant to which we provide access to our platform through a non-exclusive and non-transferable license. Broker-dealer clients may pay an initial set-up fee, which is typically due and payable upon execution of a broker-dealer agreement. The initial set-up fee, if any, varies by agreement. Revenue is recognized over the initial term of the agreement, which is generally two years. Initial set-up fees are reported in other income in our Consolidated Statements of Operations.

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

Segment Results

We operate an electronic multi-party platform for the trading of fixed-income securities and provide related data, analytics, compliance tools and post-trade services. We consider our operations to constitute a single business segment because of the highly integrated nature of these product and services, of the financial markets in which we compete and of our worldwide business activities. We believe that results by geographic region or client sector are not necessarily meaningful in understanding our business. See Note 15 to the Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K for certain geographic information about the Company’s business required by U.S. GAAP.

Results of Operations

Year Ended December 31, 2015 Compared to Year Ended December 31, 2014

Overview

Total revenues increased by $40.3 million or 15.3% to $303.1 million for the year ended December 31, 2015 from $262.8 million for the year ended December 31, 2014. This increase in total revenues was primarily due to an increase in commission revenue of $45.1 million, partially offset by a decrease in technology products and services revenue of $3.3 million. A 7.2% change in the foreign currency exchange rates of the Pound Sterling compared to the U.S. dollar from the year ended December 31, 2014 to the year ended December 31, 2015 had the effect of decreasing revenues by $3.0 million.

Total expenses increased by $11.0 million or 7.6% to $155.2 million for the year ended December 31, 2015 from $144.2 million for the year ended December 31, 2014. This increase was primarily due to higher employee compensation and benefits of $8.9 million, general and administrative costs of $3.4 million and depreciation and amortization of $1.2 million, which were partially offset by a decrease in technology and communication costs of $1.8 million and professional and consulting fees of $1.3 million. The change in foreign currency exchange rates had the effect of decreasing expenses by $3.3 million for the year ended December 31, 2015.

Income before taxes increased by $29.4 million or 24.8% to $147.9 million for the year ended December 31, 2015 from $118.5 million for the year ended December 31, 2014. Net income increased by $21.2 million or 28.4% to $96.0 million for the year ended December 31, 2015 from $74.8 million for the year ended December 31, 2014.

Revenues

Our revenues for the years ended December 31, 2015 and 2014, and the resulting dollar and percentage changes, were as follows:

	Year Ended December 31,
	2015		2014
		% of		% of	$	%
	$	Revenues	$	Revenues	Change	Change
	($ in thousands)
Commissions	$266,221	87.8%	$221,138	84.2%	$45,083	20.4%
Information and post-trade services	30,660	10.1	31,510	12.0	(850)	(2.7)
Technology products and services	3,573	1.2	6,874	2.6	(3,301)	(48.0)
Investment income	905	0.3	543	0.2	362	66.7
Other	1,739	0.6	2,709	1.0	(970)	(35.8)
Total revenues	$303,098	100.0%	$262,774	100.0%	$40,324	15.3%

Commissions

Our commission revenues for the years ended December 31, 2015 and 2014, and the resulting dollar and percentage changes, were as follows:

	Year Ended December 31,
			$	%
	2015	2014	Change	Change
	($ in thousands)
Variable transaction fees
U.S. high-grade	$101,348	$83,211	$18,137	21.8%
Other credit	97,323	70,183	27,140	38.7
Liquid products	2,595	2,840	(245)	(8.6)
Total variable transaction fees	201,266	156,234	45,032	28.8
Distribution fees
U.S. high-grade	58,075	56,659	1,416	2.5
Other credit	5,839	7,538	(1,699)	(22.5)
Liquid products	1,041	707	334	47.2
Total distribution fees	64,955	64,904	51	0.1
Total commissions	$266,221	$221,138	$45,083	20.4%

Variable Transaction Fees

The following table shows the extent to which the increase in variable commissions for the year ended December 31, 2015 was attributable to changes in transaction volumes and variable transaction fees per million:

	Change from Year Ended December 31, 2014
	U.S.
	High-Grade	Other credit	Liquid products	Total
	(In thousands)
Volume increase (decrease)	$17,901	$33,993	$(8)	$51,886
Variable transaction fee per million increase (decrease)	236	(6,853)	(237)	(6,854)
Total variable commissions increase (decrease)	$18,137	$27,140	$(245)	$45,032

Our trading volume for each of the years presented was as follows:

	Year Ended December 31,
			$	%
	2015	2014	Change	Change
Trading Volume Data (in millions)
U.S. high-grade - fixed rate	$549,086	$450,139	$98,947	22.0%
U.S. high-grade - floating rate	28,547	25,231	3,316	13.1
Total U.S. high-grade	577,633	475,370	102,263	21.5
Other credit	335,513	226,033	109,480	48.4
Liquid products	65,365	65,558	(193)	(0.3)
Total	$978,511	$766,961	$211,550	27.6%

Number of U.S. Trading Days	250	250
Number of U.K. Trading Days	253	253

For volume reporting purposes, transactions in foreign currencies are converted to U.S. dollars at average monthly rates. The 21.5% increase in our U.S. high-grade volume was principally due to an increase in our estimated adjusted market share of total U.S. high-grade corporate bond volume as reported by the Financial Industry Regulatory Authority (“FINRA”) Trade Reporting and Compliance Engine (“TRACE”) from 14.5 % for the year ended December 31, 2014 to 16.8% for the year ended December 31, 2015. We adjusted the reported U.S. high-grade TRACE volumes to eliminate the increased reporting of affiliate back-to-back trades by certain broker-dealers that occurred from April 2014 through October 2015 and the inclusion of 144A securities in reported TRACE volumes beginning on July 1, 2014. Adjusted FINRA TRACE U.S. high-grade volume increased 4.8% to $3.4 trillion for the year ended December 31, 2015 from $3.3 trillion for the year ended December 31, 2014.  Based on information provided by FINRA, we believe that the TRACE volumes, as adjusted by us, provide a more accurate comparison to prior period reporting.  We have provided a reconciliation of the reported U.S. high-grade TRACE volumes to the adjusted U.S. high-grade TRACE volumes in the “Investor Relations” section of our website.

Other credit volumes increased by 48.4% for the year ended December 31, 2015 compared to the year ended December 31, 2014, primarily due to increases of 78% in Eurobond volume, 62% in high-yield bond volume and 30% in emerging markets bond volume.

Our average variable transaction fee per million for the years ended December 31, 2015 and 2014 was as follows:

	Year Ended December 31,
	2015	2014

U.S. high-grade - fixed rate	$182	$182
U.S. high-grade - floating rate	42	51
Total U.S. high-grade	175	175
Other credit	290	311
Liquid products	40	43
Total	206	204

The U.S. high-grade average variable transaction fee per million varied during 2015 and 2014 due to changes in yield, years-to-maturity and nominal size of bonds traded on our platform. Other credit average variable transaction fee per million decreased to $290 per million for the year ended December 31, 2015 from $311 per million from December 31, 2014.  The decrease was due to a larger percentage of volume in products that carry lower fees per million, principally Eurobond and emerging market sovereign bonds.

Distribution Fees

U.S. high-grade distribution fees increased $1.4 million principally due to the migration over the past year of certain of our broker-dealer clients from an all-variable fee plan to a plan that incorporates a monthly distribution fee. The $1.7 million decrease in Other credit distribution fees principally relates to the migration of certain Eurobond dealers to plans that incorporate a higher level of variable fees and lower level of monthly distribution fees.

Information and Post-Trade Services. Information and post-trade services revenues decreased by $0.9 million.   The change in foreign currency exchange rates had the effect of decreasing information and post-trade services revenue by approximately $1.8 million for the year ended December 31, 2015. Excluding the negative impact of foreign exchange, information services revenue increased $2.2 million principally as a result of new data contracts.  Post-trade services revenues, excluding the negative impact of foreign exchange, decreased by $1.2 million due to a reduction in transactions.  Xtrakter’s post-trade transaction reporting business processed approximately 1,050 million and 1,100 million transactions for the years ended December 31, 2015 and 2014, respectively.

Technology Products and Services. Technology products and services revenues decreased by $3.3 million principally due to the wind-down of a professional consulting service engagement.

Investment Income. Investment income increased by $0.4 million primarily due to a higher average investment balance in 2015.

Other. Other revenues decreased by $1.0 million.  In the year ended December 31, 2014, we recognized income of $0.9 million on the sale of certain MF Global bankruptcy claims.

Expenses

Our expenses for the years ended December 31, 2015 and 2014, and the resulting dollar and percentage changes, were as follows:

	Year Ended December 31,
	2015		2014
		% of		% of	$	%
	$	Revenues	$	Revenues	Change	Change
	($ in thousands)
Expenses
Employee compensation and benefits	$83,856	27.7%	$74,995	28.5%	$8,861	11.8%
Depreciation and amortization	18,542	6.1	17,379	6.6	1,163	6.7
Technology and communications	15,916	5.3	17,685	6.7	(1,769)	(10.0)
Professional and consulting fees	13,043	4.3	14,375	5.5	(1,332)	(9.3)
Occupancy	4,685	1.5	4,381	1.7	304	6.9
Marketing and advertising	6,148	2.0	5,769	2.2	379	6.6
General and administrative	13,008	4.3	9,654	3.7	3,354	34.7
Total expenses	$155,198	51.2%	$144,238	54.9%	$10,960	7.6%

Employee Compensation and Benefits. Employee compensation and benefits increased by $8.9 million primarily due to higher employee incentive compensation of $3.6 million, which is tied to operating performance, an increase of $2.7 million in stock-based compensation resulting from higher employee equity awards in 2015 and a $2.5 million increase in salaries and benefits due to higher employee headcount.  The total number of employees increased to 342 as of December 31, 2015 from 303 as of December 31, 2014.

Depreciation and Amortization. Depreciation and amortization increased by $1.2 million primarily due to higher amortization of software development costs of $1.7 million offset by a $0.7 million reduction in production hardware depreciation expenses. For the years ended December 31, 2015 and 2014, $4.8 million and $4.6 million, respectively, of equipment purchases and leasehold improvements and $10.6 million and $10.2 million, respectively, of software development costs were capitalized.

Technology and Communications. Technology and communications expenses decreased by $1.8 million primarily due to lower technology maintenance and support costs of $1.1 million and data center hosting costs of $0.6 million.

Professional and Consulting Fees. Professional and consulting fees decreased by $1.3 million primarily due to lower technology consulting costs of $1.1 million.

Occupancy. Occupancy costs increased by $0.3 million primarily due to rent associated with additional New York City office space that was occupied in April 2015.

Marketing and Advertising. Marketing and advertising expenses increased by $0.4 million primarily due to higher sales related travel and entertainment costs of $0.4 million.

General and Administrative. General and administrative expenses increased by $3.4 million. The increase was primarily due to higher clearing costs from matched principal trading of $2.0 million and increases in other miscellaneous costs.

Provision for Income Tax. The $8.1 million increase in the tax provision was primarily attributable to higher pre-tax income offset by a lower effective tax rate. Our consolidated effective tax rate for the year ended December 31, 2015 was 35.1%, compared to 36.9% for the year ended December 31, 2014. The decrease was principally due to a higher percentage of income attributable to lower tax jurisdictions and a reduction in certain statutory foreign and state tax rates. Our consolidated effective tax rate can vary from period to period depending on, among other factors, the geographic mix of our earnings and changes in tax legislation and tax rates.

As of December 31, 2015, we had restricted U.S. federal net operating loss carryforwards of approximately $6.7 million. The utilization of our restricted U.S. federal net operating loss carryforwards is subject to an annual limitation determined by Section 382 of the Internal Revenue Code.

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

Variable Transaction Fees

The following table shows the extent to which the increase in variable commissions for the year ended December 31, 2014 was attributable to changes in transaction volumes and variable transaction fees per million:

	Change from Year Ended December 31, 2013
	U.S.
	High-Grade	Other credit	Liquid products	Total
	(In thousands)
Volume increase (decrease)	$6,721	$15,140	$(484)	$21,377
Variable transaction fee per million (decrease)	(7,327)	(3)	(106)	(7,436)
Total variable commissions (decrease) increase	$(606)	$15,137	$(590)	$13,941

Our trading volume for each of the years presented was as follows:

	Year Ended December 31,
			$	%
	2014	2013	Change	Change
Trading Volume Data (in millions)
U.S. high-grade - fixed rate	$450,139	$418,270	$31,869	7.6%
U.S. high-grade - floating rate	25,231	21,813	3,418	15.7
Total U.S. high-grade	475,370	440,083	35,287	8.0
Other credit	226,033	177,274	48,759	27.5
Liquid products	65,558	76,319	(10,761)	(14.1)
Total	$766,961	$693,676	$73,285	10.6%

Number of U.S. Trading Days	250	250
Number of U.K. Trading Days	253	253

For volume reporting purposes, transactions in foreign currencies are converted to U.S. dollars at average monthly rates. The 8.0% increase in our U.S. high-grade volume was principally due to an increase in our estimated adjusted market share of total U.S. high-grade corporate bond volume as reported by FINRA TRACE from 13.8% for the year ended December 31, 2013 to 14.5% for the year ended December 31, 2014. We adjusted the reported U.S. high-grade TRACE volumes to eliminate the increased reporting of affiliate back-to-back trades by certain broker-dealers that occurred from April 2014 through October 2015 and the inclusion of 144A securities in reported TRACE volumes beginning on July 1, 2014.   Adjusted FINRA TRACE U.S. high-grade volume increased 2.4%

to $3.3 trillion for the year ended December 31, 2014 from $3.2 trillion for the year ended December 31, 2013.  Based on information provided by FINRA, we believe that the TRACE volumes, as adjusted by us, provide a more accurate comparison to prior period reporting.  We have provided a reconciliation of the reported U.S. high-grade TRACE volumes to the adjusted U.S. high-grade TRACE volumes in the “Investor Relations” section of our website.

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

Distribution Fees

U.S. high-grade distribution fees increased $4.5 million principally due to the migration of certain of our broker-dealer clients from an all-variable fee plan to a plan that incorporates a monthly distribution fee. The $1.4 million decrease in Other credit distribution fees principally relates to the migration of certain Eurobond dealers to plans that incorporate a higher level of variable fees and lower level of monthly distribution fees. The $0.5 million increase in Liquid products distribution fees was due to the commencement of SEF-related revenues during 2014.

Information and Post-Trade Services. Information and post-trade services revenues increased by $6.1 million principally due to the inclusion of two additional months of revenues from Xtrakter in 2014 and the favorable impact of a change in foreign currency exchange rates of $1.3 million.  Xtrakter’s transaction reporting business processed approximately 1,100 million and 943 million transactions for the years ended December 31, 2014 and 2013, respectively.

Technology Products and Services. Technology products and services revenues increased by $0.5 million primarily due to higher professional consulting services revenues.

Investment Income. Investment income increased by $0.1 million primarily due to a higher average investment balance in 2014.

Other. Other revenues decreased by $0.2 million. In the year ended December 31, 2014, we recognized income of $0.9 million on the sale of certain MF Global bankruptcy claims. In the year ended December 31, 2013, we recorded a gain of $0.8 million on the sale of U.S. treasuries.  We used the proceeds from the sale of U.S. treasuries to fund the acquisition of Xtrakter.

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

Employee Compensation and Benefits. Employee compensation and benefits increased by $10.6 million primarily due to higher wages and benefits of $6.0 million, an increase in employee incentive compensation of $1.0 million and the out-of period adjustment for software development costs of $2.9 million in the year ended December 31, 2013.  The total number of employees increased to 303 as of December 31, 2014 from 293 as of December 31, 2013.  Employee compensation and benefits for the year ended December 31, 2014 include two additional months of compensation and benefit expenses from Xtrakter.

Depreciation and Amortization. Depreciation and amortization increased by $3.3 million due to higher depreciation of production hardware of $2.0 million and amortization of software development costs of $2.2 million, partially offset by the out-of-period adjustment for software development costs of $1.3 million in the year ended December 31, 2013. For the year ended December 31, 2014 and 2013, $4.6 million and $15.3 million, respectively, of equipment purchases and leasehold improvements and $10.2 million and $7.9 million, respectively, of software development costs were capitalized. The lower equipment purchases and leasehold improvements in 2014 were primarily due to the build-out of a replacement primary production data center in 2013 and the build-out costs for new office space in London in 2013. The higher software development costs were primarily due to continued investment in new product initiatives and Xtrakter technology architecture changes.

Technology and Communications. Technology and communications expenses increased by $1.6 million primarily due to higher office telecommunication costs of $1.0 million and software maintenance and support of $0.7 million.

Professional and Consulting Fees. Professional and consulting fees decreased by $3.8 million primarily due to lower technology consulting costs of $1.7 million, legal fees of $1.3 million and recruiting fees of $0.4 million.  In 2013, we incurred approximately $1.2 million in investment banking, legal and other professional fees related to the Xtrakter acquisition.

Occupancy. Occupancy costs decreased by $0.8 million.  The decreased occupancy costs principally related to a loss on a sub-lease and duplicate rent aggregating $0.6 million related to our move to a new U.K. office in 2013.

Marketing and Advertising. Marketing and advertising expenses increased by $1.1 million due to higher sales related travel and entertainment costs of $0.6 million and promotion and trade show costs of $0.4 million.

General and Administrative. General and administrative expenses increased by $0.8 million primarily due to higher clearing costs from matched principal trading, VAT expense and board of director fees.

Provision for Income Tax

The $5.0 million increase in the 2014 tax provision was primarily attributable to an increase in pre-tax income and a higher effective tax rate. Our consolidated effective tax rate for the year ended December 31, 2014 was 36.9%, compared to 36.1% for the year ended December 31, 2013. The 2013 income tax provision included benefits for certain 2012 tax credits enacted into law in 2013 and a catch-up tax benefit associated with the domestic production activities deduction.  Our consolidated effective tax rate can vary from period to period depending on, among other factors, the geographic and business mix of our earnings and changes in tax legislation and tax rates.

As of December 31, 2014, we had restricted U.S. federal net operating loss carryforwards of approximately $8.0 million. The utilization of our restricted U.S. federal net operating loss carryforwards is subject to an annual limitation determined by Section 382 of the Internal Revenue Code.

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

The following table sets forth certain unaudited consolidated quarterly income statement data for the eight quarters ended December 31, 2015. In our opinion, this unaudited information has been prepared on a basis consistent with our annual financial statements and includes all adjustments (consisting only of normal recurring adjustments) necessary for a fair statement of the unaudited quarterly data. This information should be read in conjunction with our Consolidated Financial Statements and related Notes included in this Annual Report on Form 10-K. The results of operations for any quarter are not necessarily indicative of results that we may achieve for any subsequent periods.

	Three Months Ended
	Dec 31,	Sep 30,	Jun 30,	Mar 31,	Dec 31,	Sep 30,	Jun 30,	Mar 31,
	2015	2015	2015	2015	2014	2014	2014	2014
	(In thousands, except per share data)
	(unaudited)
Revenues
Commissions	$67,613	$65,178	$66,412	$67,018	$60,372	$54,462	$54,315	$51,989
Information and post-trade services	7,678	7,671	7,632	7,679	7,869	7,600	7,962	8,079
Technology products and services	708	683	762	1,420	1,289	1,562	1,987	2,036
Investment income	284	248	190	183	127	132	138	146
Other	361	412	495	471	510	489	562	1,148
Total revenues	76,644	74,192	75,491	76,771	70,167	64,245	64,964	63,398

Expenses
Employee compensation and benefits	21,087	21,002	20,593	21,174	19,376	18,589	18,421	18,609
Depreciation and amortization	4,685	4,642	4,603	4,612	4,425	4,482	4,351	4,121
Technology and communications	3,720	3,891	3,967	4,338	4,385	4,359	4,449	4,492
Professional and consulting fees	3,540	3,210	3,011	3,282	3,463	3,514	3,426	3,972
Occupancy	1,215	1,246	1,232	992	1,063	1,127	1,102	1,089
Marketing and advertising	1,888	1,304	1,764	1,192	1,429	1,331	1,800	1,209
General and administrative	3,523	3,544	3,262	2,679	2,537	2,575	2,344	2,198
Total expenses	39,658	38,839	38,432	38,269	36,678	35,977	35,893	35,690
Income before income taxes	36,986	35,353	37,059	38,502	33,489	28,268	29,071	27,708
Provision for income taxes	12,495	12,638	12,821	13,909	11,853	10,764	10,880	10,233
Net income	$24,491	$22,715	$24,238	$24,593	$21,636	$17,504	$18,191	$17,475

Net income per common share
Basic	$0.67	$0.62	$0.66	$0.67	$0.59	$0.47	$0.49	$0.47
Diluted	$0.65	$0.60	$0.64	$0.65	$0.57	$0.46	$0.48	$0.46

The following tables set forth trading volume and average variable transaction fee per million traded for the eight quarters ended December 31, 2015.

	Three Months Ended
	Dec 31,	Sep 30,	Jun 30,	Mar 31,	Dec 31,	Sep 30,	Jun 30,	Mar 31,
	2015	2015	2015	2015	2014	2014	2014	2014
	(In millions)
Trading Volume Data
U.S. high-grade - fixed rate	$136,015	$132,625	$142,459	$137,987	$122,899	$104,143	$109,970	$113,128
U.S. high-grade - floating rate	7,234	7,414	6,504	7,395	7,295	5,569	6,331	6,036
Total U.S. high-grade	143,249	140,039	148,963	145,382	130,194	109,712	116,301	119,164
Other credit	91,257	84,333	78,304	81,619	64,211	56,761	55,011	50,050
Liquid products	15,864	15,353	17,473	16,675	16,964	15,665	14,725	18,203
Total	$250,370	$239,725	$244,740	$243,676	$211,369	$182,138	$186,037	$187,417

	Three Months Ended
	Dec 31,	Sep 30,	Jun 30,	Mar 31,	Dec 31,	Sep 30,	Jun 30,	Mar 31,
	2015	2015	2015	2015	2014	2014	2014	2014
Average Variable Transaction Fee Per Million
U.S. high-grade - fixed rate	$180	$174	$183	$192	$186	$184	$185	$173
U.S. high-grade - floating rate	33	37	51	46	45	45	54	60
Total U.S. high-grade	172	167	177	185	178	177	178	167
Other credit	285	286	300	291	315	316	308	301
Liquid products	38	39	39	42	42	42	44	45
Total	205	200	207	211	209	209	206	191

Number of U.S. trading days	62	64	63	61	62	64	63	61
Number of U.K. trading days	64	65	61	63	64	65	61	63

Liquidity and Capital Resources

During the past three years, we have met our funding requirements through cash on hand and internally generated funds. Cash and cash equivalents and securities available-for-sale totaled $284.4 million at December 31, 2015.

In January 2013, we entered into a three-year credit agreement that provided for revolving loans and letters of credit up to an aggregate of $50.0 million. In October 2015, we entered into an amended and restated credit agreement (the “Credit Agreement”) increasing the borrowing capacity to an aggregate of $100 million, including a $5.0 million sub-limit for standby letters of credit. The Credit Agreement will mature in October 2017. As of December 31, 2015, we had $1.1 million in letters of credit outstanding leaving $98.9 million available to borrow under the Credit Agreement. Subject to satisfaction of certain specified conditions, we are permitted to upsize the borrowing capacity under the Credit Agreement by an additional $50.0 million.

Our cash flows were as follows:

	Year Ended December 31,
	2015	2014	2013
	(In thousands)
Net cash provided by operating activities	$120,196	$109,952	$90,879
Net cash (used in) investing activities	(37,953)	(13,025)	(69,121)
Net cash (used in) financing activities	(51,054)	(60,223)	(17,074)
Effect of exchange rate changes on cash and cash equivalents	(385)	(471)	(901)
Net increase for the period	$30,804	$36,233	$3,783

Cash Flows for the Year Ended December 31, 2015 Compared to Year Ended December 31, 2014

The $10.2 million increase in net cash provided by operating activities was primarily due to an increase in net income of $21.2 million, an increase in stock compensation expense of $2.8 million, and an increase in depreciation and amortization of $1.2 million, offset by an increase in working capital of $13.2 million and an increase in deferred taxes of $2.1 million.

The $24.9 million increase in net cash used in investing activities was due to an increase in net purchases in securities available-for-sale of $23.1 million and an increase in capital expenditures of $0.6 million.

The $9.2 million decrease in net cash used in financing activities was principally due to a reduction of $14.8 million in repurchases of our common stock offset by an increase in cash dividends paid on common stock of $5.6 million.

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

Free cash flow is defined as cash flow from operating activities less expenditures for furniture, equipment and leasehold improvements and capitalized software development costs. For the years ended December 31, 2015, 2014 and 2013, free cash flow was $104.8 million, $95.2 million and $67.6 million, respectively. Free cash flow is a non-GAAP financial measure. We believe that this non-GAAP financial measure, when taken into consideration with the corresponding GAAP financial measures, is important in gaining an understanding of our financial strength and cash flow generation.

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

Certain of our U.S. subsidiaries are registered as a broker-dealer or a SEF and therefore are subject to the applicable rules and regulations of the SEC and the CFTC. These rules contain minimum net capital requirements, as defined in the applicable regulations, and also may require a significant part of the registrants’ assets be kept in relatively liquid form. Certain of our foreign subsidiaries are regulated by the Financial Conduct Authority in the U.K. or Ontario Securities Commission in Canada and must maintain financial resources, as defined in the applicable regulations, in excess of the applicable financial resources requirement. As of December 31, 2015, each of our subsidiaries that are subject to these regulations had net capital or financial resources in excess of their minimum requirements. As of December 31, 2015, our subsidiaries maintained aggregate net capital and financial resources that were $116.0 million in excess of the required levels of $9.4 million.

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

As of December 31, 2015, the amount of unrestricted cash held by our non-U.S. subsidiaries was $41.9 million. We have determined that unremitted earnings of our foreign subsidiaries are considered indefinitely reinvested outside of the U.S.  Any repatriation of such foreign earnings by way of dividend may be subject to both U.S. federal and state income taxes, reduced by applicable foreign tax credits. However, we do not have any current needs or foreseeable plans to repatriate cash by way of dividends from our non-U.S. subsidiaries.

We execute certain bond transactions between and among institutional investor and broker-dealer clients on a matched principal basis by serving as counterparty to both the buyer and the seller in trades which settle through a third-party clearing broker. Settlement typically occurs within one to three trading days after the trade date. Cash settlement of the transaction occurs upon receipt or delivery of the underlying instrument that was traded. For the years ended December 31, 2015, 2014 and 2013, revenues from matched principal trading were approximately $16.9 million, $7.4 million and $6.0 million, respectively. Under securities clearing agreements with a third party clearing broker, we maintain collateral deposits with the clearing broker in the form of cash. As of December 31, 2015, the amount of the collateral deposits included in prepaid expenses and other assets in our Consolidated Statements of Financial Condition was $1.5 million. For the years ended December 31, 2015, 2014 and 2013, clearing expenses associated with matched principal transactions were $3.3 million, $1.3 million and $0.9 million, respectively, and are classified under general and administrative expense on the Consolidated Statements of Operations. We are exposed to credit risk in the event a counterparty does not fulfill its obligation to complete a transaction. Pursuant to the terms of the securities clearing agreements between us and our clearing brokers, the clearing brokers have the right to charge us for losses resulting from a counterparty’s failure to fulfill its contractual obligations. The losses are not capped at a maximum amount and apply to all trades executed through such clearing broker. At December 31, 2015 and 2014, we had not recorded any liabilities with regard to this right.

In the ordinary course of business, we enter into contracts that contain a variety of representations, warranties and general indemnifications. Our maximum exposure from any claims under these arrangements is unknown, as this would involve claims that have not yet occurred. However, based on past experience, we expect the risk of material loss to be remote.

See Item 5 of this Annual Report on Form 10-K for a discussion of our repurchases of our common stock and our dividend policy.

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

Contractual Obligations and Commitments

As of December 31, 2015, we had the following contractual obligations and commitments:

	Payments due by period
		Less than			More than
	Total	1 year	1 - 3 years	3 - 5 years	5 years
	(In thousands)
Operating leases	$24,166	$3,395	$6,361	$5,732	$8,678
Foreign currency forward contract	45,362	45,362	—	—	—
	$69,528	$48,757	$6,361	$5,732	$8,678

We enter into foreign currency forward contracts to hedge our exposure to variability in certain foreign currency cash flows resulting from the net investment in our U.K. subsidiaries. As of December 31, 2015, the notional value of the foreign currency forward contract outstanding was $45.4 million and the fair value of the asset was $0.4 million.

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

As of December 31, 2015, we had an $84.7 million investment in securities available-for-sale, which were primarily invested in corporate bonds and municipal bonds. Adverse movements, such as a 10% decrease in the value of these securities or a downturn or disruption in the markets for these securities, could result in a substantial loss. In addition, principal gains and losses resulting from these securities could on occasion have a disproportionate effect, positive or negative, on our financial condition and results of operations for any particular reporting period.

See also Item 1A. Risk Factors, “Risks Related to Our Business – Global economic, political and market factors beyond our control could reduce demand for our services, and our profitability and business could suffer.”

Interest Rate Risk

Interest rate risk represents our exposure to interest rate changes with respect to our cash, cash equivalents and investments. As of December 31, 2015, our cash and cash equivalents amounted to $199.7 million. A hypothetical five basis point decrease in short-term interest rates would decrease our annual pre-tax earnings by approximately $0.1 million, assuming no change in the amount or composition of our cash and cash equivalents.

As of December 31, 2015, a hypothetical 100 basis point increase or decrease in interest rates would decrease or increase the fair value of the available-for-sale portfolio by approximately $0.9 million, assuming no change in the amount or composition of the investments.  The hypothetical unrealized gain (loss) of $0.9 million would be recognized in other comprehensive income on the statement of financial condition. We do not maintain an inventory of bonds that are traded on our platform.

Derivative Risk

Our limited derivative risk stems from our activities in the foreign currency forward contract market. We use this market to mitigate our U.S. dollar versus Pound Sterling exposure that arises from the activities of our U.K. subsidiaries. As of December 31, 2015, the fair value of the notional amount of our foreign currency forward contract was $45.4 million. We do not speculate in any derivative instruments.

Credit Risk

Two of our subsidiaries, MarketAxess Corporation and MarketAxess Europe Limited, act as a matched principal counterparty in connection with the Open Trading™ transactions that we execute between clients. We act as an intermediary in these transactions by serving as counterparty to both the buyer and the seller in trades which then settle through a third-party clearing broker. Settlement typically occurs within one to three trading days after the trade date. Cash settlement of the transaction occurs upon receipt or delivery of the underlying instrument that was traded.

We are exposed to credit and performance risks in our role as matched principal trading counterparty to our Open Trading™ clients executing bond trades on our platform, including the risk that counterparties that owe us money or securities will not perform their obligations. These parties may default on their obligations to us due to bankruptcy, lack of liquidity, operational failure or other reasons. Adverse movements in the prices of securities that are the subject of these transactions can increase our risk. In connection with Open Trading™ or other anonymous protocols, we expect that the number of transactions in which we act as a matched principal will increase.

In the process of executing matched principal transactions, miscommunications and other errors by our clients can arise whereby one of the counterparties to the transaction rejects the trade or otherwise refuses to settle their side of the transaction on the terms recorded by our platform. Although we maintain a clearly erroneous trade policy for Open Trading™ transactions in order to promote the integrity of the platform and to maintain safeguards, these unsettled or rejected trades can still create a potential liability for our subsidiary involved in the trade. If an error is promptly discovered and alleged by a client and there is a prompt cancellation of the trade or disposition of any resultant position held by us or the other party to the trade, the risk to us is usually limited. If the discovery of an error by a client is delayed, the risk is heightened by the increased possibility of intervening movements in the price of the applicable security prior to disposition. Although errors usually become known at the time of, or later on the day of, the trade, it is possible that they may not be discovered until later in the settlement process. If we are required to hold a position as a result of an error or a failure to deliver is prolonged, there may also be financing costs or regulatory capital charges required to be taken by us. Depending on the cause, number and value of the trades that are the subject of an alleged error or dispute, such trades have the potential to have a material adverse effect on our financial condition and results of operations.

We have policies and procedures in place to identify and manage our credit risk.  In connection with the recent growth of our Open Trading™ protocols, we have implemented additional automated controls to help us manage our credit risk exposure.  There can be no assurance that the policies, procedures and automated controls we use to manage this credit risk will effectively mitigate our credit risk exposure. Some of our risk management procedures are reliant upon the evaluation of information regarding the fixed- income markets, our clients or other relevant matters that are publicly available or otherwise acquired from third party sources. Such information may not be accurate, complete, up-to-date or properly assessed and interpreted by us. If our risk management procedures fail, our business, financial condition and results of operations may be adversely affected. Furthermore, our insurance policies are unlikely to provide coverage for such risks.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2015. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework (2013).

Based on our assessment and those criteria, management concluded that the Company maintained effective internal control over financial reporting as of December 31, 2015.

The effectiveness of our internal control over financial reporting as of December 31, 2015 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Report of Independent Registered Public Accounting Firm

To Board of Directors and Stockholders of

MarketAxess Holdings Inc.:

In our opinion, the accompanying consolidated statements of financial condition and related consolidated statements of operations, consolidated statements of comprehensive income, consolidated statements of changes in stockholders’ equity, and consolidated statements of cash flows, present fairly, in all material respects, the financial position of MarketAxess Holdings Inc. and its subsidiaries at December 31, 2015 and December 31, 2014, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2015 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in “Management’s Report on Internal Control over Financial Reporting.” Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

PricewaterhouseCoopers LLP

New York, New York

February 25, 2016

MARKETAXESS HOLDINGS INC.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	As of December 31
	2015	2014
	(In thousands, except share and per share amounts)
ASSETS
Cash and cash equivalents	$199,728	$168,924
Securities available-for-sale, at fair value	84,706	64,863
Accounts receivable, net of allowance of $109 and $3 as of December 31, 2015 and December 31, 2014, respectively	40,459	33,836
Goodwill and intangible assets, net of accumulated amortization	64,142	66,419
Furniture, equipment, leasehold improvements and capitalized software, net of accumulated depreciation and amortization	30,897	32,185
Prepaid expenses and other assets	9,880	6,685
Deferred tax assets, net	9,229	6,972
Total assets	$439,041	$379,884

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Accrued employee compensation	$29,296	$25,310
Income and other tax liabilities	4,463	5,940
Deferred revenue	2,312	2,465
Accounts payable, accrued expenses and other liabilities	12,257	11,961
Total liabilities	48,328	45,676

Commitments and Contingencies (Note 13)	—	—

Stockholders’ equity
Preferred stock, $0.001 par value, 4,855,000 shares authorized, no shares issued and outstanding as of December 31, 2015 and December 31, 2014	—	—
Series A Preferred Stock, $0.001 par value, 110,000 shares authorized, no shares issued and outstanding as of December 31, 2015 and December 31, 2014	—	—
Common stock voting, $0.003 par value, 110,000,000 shares authorized, 39,821,519 shares and 39,460,066 shares issued and 37,409,274 shares and 37,318,722 shares outstanding as of December 31, 2015 and December 31, 2014, respectively	121	120
Common stock non-voting, $0.003 par value, 10,000,000 shares authorized, no shares issued and outstanding as of December 31, 2015 and December 31, 2014	—	—
Additional paid-in capital	321,215	307,059
Treasury stock - Common stock voting, at cost, 2,412,245 and 2,141,344 shares as of December 31, 2015 and December 31, 2014, respectively	(93,405)	(70,247)
Retained earnings	168,011	101,813
Accumulated other comprehensive loss	(5,229)	(4,537)
Total stockholders’ equity	390,713	334,208
Total liabilities and stockholders’ equity	$439,041	$379,884

The accompanying notes are an integral part of these consolidated financial statements.

MARKETAXESS HOLDINGS INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2015	2014	2013
	(In thousands, except per share amounts)
Revenues
Commissions	$266,221	$221,138	$203,652
Information and post-trade services	30,660	31,510	25,377
Technology products and services	3,573	6,874	6,331
Investment income	905	543	420
Other	1,739	2,709	2,953
Total revenues	303,098	262,774	238,733

Expenses
Employee compensation and benefits	83,856	74,995	64,406
Depreciation and amortization	18,542	17,379	14,123
Technology and communications	15,916	17,685	16,037
Professional and consulting fees	13,043	14,375	18,220
Occupancy	4,685	4,381	5,173
Marketing and advertising	6,148	5,769	4,632
General and administrative	13,008	9,654	8,862
Total expenses	155,198	144,238	131,453
Income before income taxes from continuing operations	147,900	118,536	107,280
Provision for income taxes	51,863	43,730	38,717
Net income from continuing operations	96,037	74,806	68,563
Loss from discontinued operations, net of income taxes	—	—	(189)
Gain on the sale of discontinued operations, net of tax benefit	—	—	7,642
Net income	$96,037	$74,806	$76,016

Basic earnings per common share
Income from continuing operations	$2.62	$2.03	$1.86
Income from discontinued operations	—	—	0.20
Net income per common share	$2.62	$2.03	$2.06

Diluted earnings per common share
Income from continuing operations	$2.55	$1.97	$1.81
Income from discontinued operations	—	—	0.20
Net income per common share	$2.55	$1.97	$2.01

Cash dividends declared per common share	$0.80	$0.64	$0.52

Weighted average shares outstanding
Basic	36,690	36,930	36,886
Diluted	37,637	37,889	37,888

The accompanying notes are an integral part of these consolidated financial statements.

MARKETAXESS HOLDINGS INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
	2015	2014	2013
	(In thousands)
Net income	$96,037	$74,806	$76,016
Net cumulative translation adjustment and foreign currency exchange hedge, net of tax of $(258), $(275) and $(310), respectively	(512)	(399)	(537)
Net unrealized (loss) gain on securities available-for-sale, net of tax of $(111), $(9), and $14, respectively	(180)	(16)	21
Less: reclassification adjustment for realized gain on the sale of securities available-for-sale included in Other Income, net of tax of $(0), $(24) and $(299), respectively	—	(39)	(474)
Net changed in unrealized (loss) on securities available-for-sale, net of tax	(180)	(55)	(453)
Comprehensive Income	$95,345	$74,352	$75,026

The accompanying notes are an integral part of these consolidated financial statements.

MARKETAXESS HOLDINGS INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

			Treasury
			Stock -		Accumulated
	Common	Additional	Common	Retained	Other	Total
	Stock	Paid-In	Stock	Earnings	Comprehen-	Stockholders’
	Voting	Capital	Voting	(Deficit)	sive Loss	Equity
	(In thousands)
Balance at December 31, 2012	$118	$283,609	$(32,273)	$(5,644)	$(3,093)	$242,717
Net income	—	—	—	76,016	—	76,016
Cumulative translation adjustment and foreign currency exchange hedge, net of tax	—	—	—	—	(537)	(537)
Unrealized net (loss) on securities available-for-sale, net of tax	—	—	—	—	(453)	(453)
Stock-based compensation	—	8,879	—	—	—	8,879
Exercise of stock options	1	3,038	—	—	—	3,039
Withholding tax payments on restricted stock vesting and stock option exercises	—	(5,001)	—	—	—	(5,001)
Excess tax benefits from stock-based compensation	—	5,032	—	—	—	5,032
Cash dividend on common stock	—	—	—	(19,330)	—	(19,330)
Balance at December 31, 2013	119	295,557	(32,273)	51,042	(4,083)	310,362
Net income	—	—	—	74,806	—	74,806
Cumulative translation adjustment and foreign currency exchange hedge, net of tax	—	—	—	—	(399)	(399)
Unrealized net (loss) on securities available-for-sale, net of tax	—	—	—	—	(55)	(55)
Stock-based compensation	—	9,769	—	—	—	9,769
Exercise of stock options	1	2,510	—	—	—	2,511
Withholding tax payments on restricted stock vesting and stock option exercises	—	(5,020)	—	—	—	(5,020)
Excess tax benefits from stock-based compensation	—	4,243	—	—	—	4,243
Repurchases of common stock			(37,974)			(37,974)
Cash dividend on common stock	—	—	—	(24,035)	—	(24,035)
Balance at December 31, 2014	120	307,059	(70,247)	101,813	(4,537)	334,208
Net income	—	—	—	96,037	—	96,037
Cumulative translation adjustment and foreign currency exchange hedge, net of tax	—	—	—	—	(512)	(512)
Unrealized net (loss) on securities available-for-sale, net of tax	—	—	—	—	(180)	(180)
Stock-based compensation	—	12,519	—	—	—	12,519
Exercise of stock options	1	1,823	—	—	—	1,824
Withholding tax payments on restricted stock vesting and stock option exercises	—	(4,496)	—	—	—	(4,496)
Excess tax benefits from stock-based compensation	—	4,310	—	—	—	4,310
Repurchases of common stock			(23,158)			(23,158)
Cash dividend on common stock	—	—	—	(29,839)	—	(29,839)
Balance at December 31, 2015	$121	$321,215	$(93,405)	$168,011	$(5,229)	$390,713

The accompanying notes are an integral part of these consolidated financial statements.

MARKETAXESS HOLDINGS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2015	2014	2013
	(In thousands)
Cash flows from operating activities
Net income	$96,037	$74,806	$76,016
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	18,542	17,379	13,051
Stock-based compensation expense	12,519	9,769	8,879
Deferred taxes	(2,424)	(374)	(1,331)
Gain on the sale of discontinued operations	—	—	(7,642)
Other	2,049	1,725	(296)
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	(6,748)	827	(1,714)
Decrease (increase) in prepaid expenses and other assets	(2,662)	3,344	(1,846)
Increase in accrued employee compensation	3,986	1,309	4,010
(Decrease) increase in income and other tax liabilities	(941)	2,365	2,959
(Decrease) in deferred revenue	(153)	(248)	(1,571)
(Decrease) increase in accounts payable, accrued expenses and other liabilities	(9)	(950)	364
Net cash provided by operating activities	120,196	109,952	90,879
Cash flows from investing activities
Acquisition of business, net of cash acquired	—	—	(37,827)
Cash proceeds from the sale of discontinued operations, net of cash sold	—	—	9,346
Securities available-for-sale:
Proceeds from sales	—	—	30,900
Proceeds from maturities	35,248	17,574	12,515
Purchases	(57,175)	(16,423)	(60,755)
Purchases of furniture, equipment and leasehold improvements	(4,795)	(4,627)	(15,337)
Capitalization of software development costs	(10,589)	(10,160)	(7,945)
Other	(642)	611	(18)
Net cash (used in) investing activities	(37,953)	(13,025)	(69,121)
Cash flows from financing activities
Cash dividend on common stock	(29,534)	(23,941)	(19,837)
Exercise of stock options	1,824	2,511	3,039
Withholding tax payments on restricted stock vesting and stock option exercises	(4,496)	(5,020)	(5,001)
Excess tax benefits from stock-based compensation	4,310	4,243	5,032
Repurchases of common stock	(23,158)	(37,974)	—
Other	—	(42)	(307)
Net cash (used in) financing activities	(51,054)	(60,223)	(17,074)
Effect of exchange rate changes on cash and cash equivalents	(385)	(471)	(901)
Cash and cash equivalents
Net increase for the period	30,804	36,233	3,783
Beginning of period	168,924	132,691	128,908
End of period	$199,728	$168,924	$132,691
Supplemental cash flow information:
Cash paid during the year
Cash paid for income taxes	$50,875	$33,627	$30,768
Non-cash investing and financing activity:
Liabilities assumed in connection with the Xtrakter acquisition:
Fair value of assets acquired			$44,791
Cash paid for the capital stock			(37,827)
Liabilities assumed			$6,964

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

The Company assesses whether an other-than-temporary impairment loss on the investments has occurred due to declines in fair value or other market conditions. The portion of an other-than-temporary impairment related to credit loss is recorded as a charge in the Consolidated Statements of Operations. The remainder is recognized in accumulated other comprehensive loss if the Company does not intend to sell the security and it is more likely than not that the Company will not be required to sell the security prior to recovery. No charges for other-than-temporary losses were recorded during the years ended December 31, 2015, 2014 or 2013.

Fair Value Financial Instruments

Fair value is defined as “the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.” A three-tiered hierarchy for determining fair value has been established that prioritizes inputs to valuation techniques used in fair value calculations. The three levels of inputs are defined as Level 1 (unadjusted quoted prices for identical assets or liabilities in active markets), Level 2 (inputs that are observable in the marketplace other than those inputs classified in Level 1) and Level 3 (inputs that are unobservable in the marketplace). The Company’s financial assets and liabilities measured at fair value on a recurring basis consist of its money market funds, securities available-for-sale portfolio and foreign currency forward contracts. All other financial instruments are short-term in nature and the carrying amounts reported on the Consolidated Statements of Financial Condition approximate fair value.

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

The allowance for doubtful accounts was $0.1 million, $0.0 million and $0.1 million as of December 31, 2015, 2014 and 2013, respectively. The provision for bad debts was $0.2 million, $0.1 million and $0.2 million for the years ended December 31, 2015, 2014 and 2013, respectively. Write-offs and other charges against the allowance for doubtful accounts were $0.1 million, $0.0 million and $0.1 million for the years ended December 31, 2015, 2014 and 2013, respectively.

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

Initial set-up fees. The Company enters into agreements with its broker-dealer clients pursuant to which the Company provides access to its platform through a non-exclusive and non-transferable license. Broker-dealer clients may pay an initial set-up fee, which is typically due and payable upon execution of a broker-dealer agreement. The initial set-up fee, if any, varies by agreement. Revenue is recognized over the initial term of the agreement, which is generally two years. Initial set-up fees are reported in other income in the Consolidated Statements of Operations.

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

3. Net Capital Requirements

Certain U.S. subsidiaries of the Company are registered as a broker-dealer or swap execution facility and therefore are subject to the applicable rules and regulations of the Securities and Exchange Commission and the Commodity Futures Trading Commission. These rules contain minimum net capital requirements, as defined in the applicable regulations, and also may require a significant part of the registrants’ assets be kept in relatively liquid form. Certain of the Company’s foreign subsidiaries are regulated by the Financial Conduct Authority in the U.K. or Ontario Securities Commission in Canada and must maintain financial resources, as defined in the applicable regulations, in excess of the applicable financial resources requirement. As of December 31, 2015, each of the Company’s subsidiaries that are subject to these regulations had net capital or financial resources in excess of their minimum requirements. As of December 31, 2015, the Company’s subsidiaries maintained aggregate net capital and financial resources that was $116.0 million in excess of the required levels of $9.4 million.

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

MARKETAXESS HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

4. Fair Value Measurements

The following table summarizes the valuation of the Company’s assets and liabilities measured at fair value as categorized based on the hierarchy described in Note 2.

	Level 1	Level 2	Level 3	Total
As of December 31, 2015	(In thousands)
Money market funds	$61,913	$—	$—	$61,913
Securities available-for-sale
Corporate bonds	—	82,671	—	82,671
Municipal securities	—	2,035	—	2,035
Foreign currency forward position	—	354	—	354
Total	$61,913	$85,060	$—	$146,973

As of December 31, 2014
Money market funds	$62,126	$—	$—	$62,126
Securities available-for-sale
Corporate bonds	—	53,167	—	53,167
Municipal securities	—	11,696	—	11,696
Foreign currency forward position	—	103	—	103
Total	$62,126	$64,966	$—	$127,092

Securities classified within Level 2 were valued using a market approach utilizing prices and other relevant information generated by market transactions involving comparable assets. The foreign currency forward contracts are classified within Level 2 as the valuation inputs are based on quoted market prices. There were no financial assets classified within Level 3 during the years ended December 31, 2015 and 2014.

The Company enters into foreign currency forward contracts to hedge the net investment in the Company’s U.K. subsidiaries. The Company designates each foreign currency forward contract as a hedge and assesses the risk management objective and strategy, including identification of the hedging instrument, the hedged item and the risk exposure and how effectiveness is to be assessed prospectively and retrospectively. These hedges are for a one-month period and are used to limit exposure to foreign currency exchange rate fluctuations. The fair value of the asset is included in accounts receivable and the fair value of the liability is included in accounts payable in the Consolidated Statements of Financial Condition. Gains or losses on foreign currency forward contracts designated as hedges are included in accumulated other comprehensive loss in the Consolidated Statements of Financial Condition. A summary of the foreign currency forward position is as follows:

	As of December 31,
	2015	2014
	(In thousands)
Notional value	$45,716	$32,089
Fair value of notional	45,362	31,986
Fair value of the asset	$354	$103

MARKETAXESS HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following is a summary of the Company’s securities available-for-sale:

		Gross	Gross	Estimated
	Amortized	unrealized	unrealized	fair
	cost	gains	losses	value
	(In thousands)
As of December 31, 2015
Corporate bonds	$82,937	$4	$(270)	$82,671
Municipal securities	2,035	—	—	2,035
Total securities available-for-sale	$84,972	$4	$(270)	$84,706

As of December 31, 2014
Corporate bonds	$53,146	$50	$(29)	$53,167
Municipal securities	11,693	5	(2)	11,696
Total securities available-for-sale	$64,839	$55	$(31)	$64,863

The following table summarizes the contractual maturities of securities available-for-sale:

	As of December 31,
	2015	2014
	(In thousands)
Less than one year	$37,694	$36,062
Due in 1 - 5 years	47,012	28,801
Total securities available-for-sale	$84,706	$64,863

Proceeds from the sales and maturities of securities available-for-sale during the years ended December 31, 2015, 2014 and 2013 were $35.2 million, $17.6 million and $43.4 million, respectively.

The following table provides fair values and unrealized losses on securities available-for-sale that have been in a continuous unrealized loss position for less than 12 months:

	Less than Twelve Months		Twelve Months or More		Total
	Estimated	Gross	Estimated	Gross	Estimated	Gross
	fair	unrealized	fair	unrealized	fair	unrealized
	value	losses	value	losses	value	losses
	(In thousands)
As of December 31, 2015
Corporate bonds	$70,651	$(270)	$—	$—	$70,651	$(270)
Total	$70,651	$(270)	$—	$—	$70,651	$(270)

As of December 31, 2014
Corporate bonds	$20,487	$(29)	$—	$—	$20,487	$(29)
Municipal securities	2,139	(2)	—	—	2,139	(2)
Total	$22,626	$(31)	$—	$—	$22,626	$(31)

5. Acquisition

In February 2013, the Company acquired all of the outstanding shares of Xtrakter Limited (“Xtrakter”) from Euroclear S.A./N.V. Xtrakter is a U.K.-based provider of trade matching and regulatory transaction reporting for European securities and market and reference data across a range of fixed-income products. The acquisition of Xtrakter provides the Company with an expanded set of technology solutions ahead of incoming pre-and post-trade transparency requirements from the Markets in Financial Instruments Directive II in Europe. The aggregate purchase price was $37.8 million in cash, net of acquired cash.

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

From the date of acquisition to December 31, 2013, Xtrakter-related revenue and net loss of $18.4 million and $0.9 million, respectively, have been included in the Company’s Consolidated Statements of Operations. The following unaudited pro forma consolidated financial information reflects the results of continuing operations of the Company for the year ended December 31, 2013, as if the acquisition of Xtrakter had occurred as of the beginning of the year presented, after giving effect to certain purchase accounting adjustments. These pro forma results are not necessarily indicative of what the Company’s operating results would have been had the acquisition actually taken place at the beginning of each period presented. The pro forma financial information includes the amortization charges from acquired intangible assets, adjustments to interest income to reflect the cash purchase price and related tax effects.

Pro forma
Year Ended December 31, 2013
(In thousands, except per share amounts)
(unaudited)
Revenues	$242,657
Income before income taxes	$107,316
Net income	$68,579
Basic net income per common share	$1.86
Diluted net income per common share	$1.81

MARKETAXESS HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

6. Goodwill and Intangible Assets

Goodwill and intangible assets with indefinite lives was $59.7 million as of both December 31, 2015 and 2014. Intangible assets that are subject to amortization, including the related accumulated amortization, are comprised of the following:

	December 31, 2015			December 31, 2014
	Cost	Accumulated Amortization	Net Carrying Amount	Cost	Accumulated Amortization	Net Carrying Amount
	(In thousands)
Technology	$5,770	$(5,492)	$278	$5,770	$(3,826)	$1,944
Customer relationships	5,668	(1,553)	4,115	5,682	(1,183)	4,499
Non-competition agreements	380	(359)	21	380	(232)	148
Tradenames	370	(353)	17	370	(253)	117
Total	$12,188	$(7,757)	$4,431	$12,202	$(5,494)	$6,707

Amortization expense associated with identifiable intangible assets was $2.3 million, $2.3 million and $2.2 million, respectively, for the years ended December 31, 2015, 2014 and 2013. Estimated total amortization expense is $0.7 million for 2016 and $0.4 million for each of 2017, 2018, 2019 and 2020.

7. Capitalized Software, Furniture, Equipment and Leasehold Improvements

Capitalized software development costs, furniture, equipment and leasehold improvements, net of accumulated depreciation and amortization, are comprised of the following:

	As of December 31,
	2015	2014
	(In thousands)
Software development costs	$60,724	$50,327
Computer hardware and related software	26,328	25,513
Office hardware	3,414	2,785
Furniture and fixtures	1,955	1,921
Leasehold improvements	8,457	8,128
	100,878	88,674
Accumulated depreciation and amortization	(69,981)	(56,489)
Total	$30,897	$32,185

During the years ended December 31, 2015 and 2014, software development costs totaling $10.6 million and $10.2, respectively, were capitalized. Non-capitalized software costs and routine maintenance costs are expensed as incurred and are included in employee compensation and benefits and professional and consulting fees in the Consolidated Statements of Operations.

MARKETAXESS HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

8. Income Taxes

The provision for income taxes from continuing operations consists of the following:

	Year Ended December 31,
	2015	2014	2013
	(In thousands)
Current:
Federal	$38,357	$31,700	$26,071
State and local	7,180	6,505	5,958
Foreign	4,346	1,456	1,014
Total current provision	49,883	39,661	33,043
Deferred:
Federal	1,492	3,583	5,507
State and local	299	530	812
Foreign	189	(44)	(645)
Total deferred provision	1,980	4,069	5,674
Provision for income taxes	$51,863	$43,730	$38,717

Pre-tax income from U.S. operations was $126.4 million, $112.5 million and $105.2 million for the years ended December 31, 2015, 2014 and 2013, respectively. Pre-tax income from foreign operations was $21.5 million, $6.0 million and $2.1 million for the years ended December 31, 2015, 2014 and 2013, respectively.

The difference between the Company’s reported provision for income taxes and the U.S. federal statutory rate of 35% is as follows:

	Year Ended December 31,
	2015	2014	2013

U.S. federal tax at statutory rate	35.0%	35.0%	35.0%
State and local taxes - net of federal benefit	3.4	4.2	4.1
Credits and deductions related to research activities	(1.3)	(1.7)	(3.0)
Foreign rate differential benefit	(2.0)	(0.6)	(0.3)
Other, net	—	—	0.3
Provision for income taxes	35.1%	36.9%	36.1%

MARKETAXESS HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following is a summary of the Company’s net deferred tax assets:

	As of December 31,
	2015	2014
	(In thousands)
Deferred tax assets
U.S. net operating loss carryforwards	$2,580	$3,102
Capital loss carryforwards	7,294	7,428
Stock compensation expense	9,115	7,266
Other	3,745	3,482
Total deferred tax assets	22,734	21,278
Valuation allowance	(7,294)	(7,428)
Net deferred tax assets	15,440	13,850
Deferred tax liabilities
Depreciation and amortization	(1,953)	(2,461)
Capitalized software development costs	(4,344)	(4,495)
Intangible assets	(1,310)	(1,854)
Deferred tax assets, net	$7,833	$5,040

As of December 31, 2015, the Company had deferred tax assets associated with stock-based compensation of approximately $9.1 million. There is a risk that the ultimate tax benefit realized upon the exercise of stock options or vesting of restricted stock could be less than the tax benefit previously recognized and exhaust the additional-paid-in-capital pool. If this should occur, any excess tax benefit previously recognized would be reversed, resulting in an increase in tax expense. Since the tax benefit to be realized in the future is unknown, it is not currently possible to estimate the impact on the deferred tax balance. As of December 31, 2015, the additional paid-in-capital pool, which is determined under a one pool approach for employee and non-employee awards, was approximately $56.9 million. The additional paid-in-capital pool is currently sufficient to absorb a complete write-off of the stock-based compensation deferred tax asset.

In 2001 and 2000, MarketAxess Holdings Inc. and MarketAxess Corporation had an ownership change within the meaning of Section 382 of the Internal Revenue Code. As of December 31, 2015, the Company had restricted U.S. federal net operating loss carryforwards of approximately $6.7 million, which begin to expire in 2021. The Company’s net operating loss carryforwards may be subject to additional annual limitations if there is a 50% or greater change in the Company’s ownership, as determined over a rolling three-year period. As of December 31, 2015, the Company had state net operating loss carryforwards of approximately $4.4 million which expire in 2017.

The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which the temporary differences become deductible. If it is not more likely than not that some portion or all of the gross deferred income tax assets will be realized in future years, a valuation allowance is recorded. As of December 31, 2015, the valuation allowance relates to certain capital loss carryforwards that are not expected to be realized. In October 2013, the Company recognized a $20.6 million capital loss on the sale of Greenline Financial Technologies, Inc. (“Greenline”) (See Note 14, “Discontinued Operations”) of which $1.2 million was carried back or otherwise utilized against current period capital gains. A full valuation allowance was provided against the remaining capital loss carryforward.

MARKETAXESS HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

A summary of the changes in the valuation allowance is as follows:

	Year Ended December 31,
	2015	2014	2013
	(In thousands)
Valuation allowance at beginning of year	$7,428	$7,743	$727
(Decrease) increase to valuation allowance attributable to:
Current year income	—	(101)	(65)
State net operating loss	—	(155)	(406)
Blended state rate changes	(71)	—	—
Capital (loss) gain	(63)	(59)	7,487
Valuation allowance at end of year	$7,294	$7,428	$7,743

The Company or one of its subsidiaries files U.S. federal, state and foreign income tax returns. Income tax returns for New York City (through 2003) and state (through 2009) and Connecticut state (through 2003) tax returns have been audited. Examinations of the Company’s federal tax return for 2011 and 2012 and New York state franchise tax returns for 2010 through 2013 are currently underway. The Company cannot estimate when the examinations will conclude or the impact such examinations will have on the Company’s Consolidated Financial Statements, if any.

A reconciliation of the unrecognized tax benefits is as follows:

	Year Ended December 31,
	2015	2014	2013
	(In thousands)
Balance at beginning of year	$265	$265	$49
Additions for tax positions of current year	—	—	235
Reductions for tax positions of prior years	—	—	(19)
Balance at end of year	$265	$265	$265

The Company has determined that unremitted earnings of its foreign subsidiaries will be considered indefinitely reinvested outside of the United States. No provision has been made for income tax on approximately $27.0 million of undistributed earnings of foreign subsidiaries at December 31, 2015. If these earnings were repatriated to the United States or no longer determined to be indefinitely reinvested outside the United States, the deferred tax liability associated with such earnings would have been approximately $3.3 million.

9. Stockholders’ Equity

Common Stock

As of December 31, 2015 and 2014, the Company had 110,000,000 authorized shares of voting common stock and 10,000,000 authorized shares of non-voting common stock. Voting common stock entitles the holder to one vote per share of common stock held.

The following is a summary of the change in the Company’s outstanding shares of voting common stock:

	Year Ended December 31,
	2015	2014	2013
	(In thousands)
Outstanding shares of voting common stock at the beginning of year	37,319	37,729	37,407
Exercise of stock options	183	120	256
Issuance of restricted stock, net of shares withheld for tax payments and cancellations	178	116	66
Repurchases	(271)	(646)	—
Outstanding shares of voting common stock at the end of year	37,409	37,319	37,729

MARKETAXESS HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

In January 2014, the Board of Directors of the Company authorized a share repurchase program for up to $35.0 million of the Company’s common stock. In July 2014, the Board of Directors increased the authorization under the share repurchase program by an additional $65.0 million of the Company’s common stock. The share repurchase program will expire on February 29, 2016. In January 2016, the Board of Directors authorized a new two-year share repurchase program for up to $25.0 million of the Company’s common stock. Shares repurchased under the programs will be held in treasury for future use.

Dividends

In January 2016, the Company’s Board of Directors approved a quarterly cash dividend of $0.26 per share payable on February 25, 2016 to stockholders of record as of the close of business on February 11, 2016. Any future declaration and payment of dividends will be at the sole discretion of the Company’s Board of Directors. The Board of Directors may take into account such matters as general business conditions, the Company’s financial results, capital requirements, contractual obligations, legal, and regulatory restrictions on the payment of dividends to the Company’s stockholders or by the Company’s subsidiaries to their respective parent entities, and any such other factors as the Board of Directors may deem relevant.

10. Stock-Based Compensation Plans

The Company has a stock incentive plan which provides for the grant of stock options, stock appreciation rights, restricted stock, performance shares, performance units, or other stock-based awards as incentives and rewards to encourage employees, consultants and non-employee directors to participate in the long-term success of the Company. As of December 31, 2015, there were 612,857 shares available for grant under the stock incentive plan.

Total stock-based compensation expense was as follows:

	Year Ended December 31,
	2015	2014	2013
	(In thousands)
Employee:
Restricted stock and performance shares	$10,792	$8,193	$7,269
Stock options	826	676	900
	11,618	8,869	8,169
Non-employee directors:
Restricted stock	901	900	710
Total stock-based compensation	$12,519	$9,769	$8,879

The Company records stock-based compensation expense for employees in employee compensation and benefits and for non-employee directors in general and administrative expenses in the Consolidated Statements of Operations.

Stock Options

The exercise price of each option granted is equal to the market price of the Company’s common stock on the date of grant. Generally, option grants have provided for vesting over a three or five-year period. Options generally expire in ten years from the date of grant. The fair value of each option award is estimated on the date of grant using the Black-Scholes option-pricing model. The determination of fair value of share-based payment awards on the date of grant using an option-pricing model is affected by the Company’s stock price as well as assumptions regarding a number of highly complex and subjective variables, including the expected stock price volatility over the term of the awards, the risk-free interest rate, the expected dividend yield rate and the expected term. Expected volatilities are based on historical volatility of the Company’s stock. The risk-free interest rate is based on U.S. Treasury securities with a maturity value approximating the expected term of the option.  The dividend yield rate is based on the expected annual dividends to be paid divided by the expected stock price. The expected term represents the period of time that options granted are expected to be outstanding based on actual and projected employee stock option exercise behavior.

MARKETAXESS HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The weighted-average fair value for options granted during 2015, 2014 and 2013 was $36.46, $19.25 and $19.61, respectively. The following table represents the assumptions used for the Black-Scholes option-pricing model to determine the per share weighted-average fair value for options granted for the three years ended December 31, 2015:

	2015	2014	2013
Expected life (years)	7.0	5.0	9.9
Risk-free interest rate	1.9%	1.7%	1.9%
Expected volatility	56.7%	35.5%	44.3%
Expected dividend yield	1.1%	1.0%	1.2%

In addition to the option grants above, the Company granted 119,981 stock options to the Company’s Chief Executive Officer in January 2015 which expire in 5.5 years from the grant date.  Subject to the Chief Executive Officer’s continued employment with the Company through the applicable vesting date, one-third of the options under the option award will vest and become exercisable on each of January 15, 2018, 2019 and 2020.  The fair value of the option award as of the date of the grant was $2.0 million as determined by an independent third party using a Monte Carlo simulation model.  Key assumptions used for the Monte Carlo pricing model included an exercise price of $88.25 (125% of the market price on the date of the grant), a risk free interest rate of 1.4%, volatility of 27.3% and a dividend yield of 0.9%.

The following table reports stock option activity during the three years ended December 31, 2015 and the intrinsic value as of December 31, 2015:

		Weighted-	Remaining
	Number of	Average	Contractual
	Shares	Exercise Price ($)	Term	Intrinsic Value ($)
				(In thousands)
Outstanding at December 31, 2012	1,429,822	13.62
Granted	51,597	41.75
Canceled	(4,348)	33.84
Exercised	(256,622)	12.33
Outstanding at December 31, 2013	1,220,449	15.01
Granted	382	63.07
Canceled	(41,071)	41.47
Exercised	(165,340)	15.85
Outstanding at December 31, 2014	1,014,420	13.81
Granted	120,650	88.15
Canceled	-
Exercised	(196,034)	11.60		15,312
Outstanding at December 31, 2015	939,036	23.83	2.9	82,412
Exercisable at December 31, 2015	790,471	14.07	2.6	77,084

The intrinsic value is the amount by which the closing price of the Company’s common stock on December 31, 2015 of $111.59 or the price on the day of exercise exceeds the exercise price of the stock options multiplied by the number of shares. As of December 31, 2015, there was $1.5 million of total unrecognized compensation cost related to non-vested stock options. That cost is expected to be recognized over a weighted-average period of 3.3 years.

Restricted Stock and Performance Shares

Restricted stock generally vests over a three or five-year period. Compensation expense is measured at the grant date and recognized ratably over the vesting period. Performance share awards are granted to certain senior managers. Each performance share award is earned or forfeited based on the level of achievement by the Company of pre-tax operating income on a per share basis before performance share and cash bonus expense. The pay-out ranges from zero to 150% of the performance share award. For each performance share earned, a participant is awarded an equal number of shares of restricted stock. Any restricted stock awarded to a participant vests and ceases to be restricted stock in two equal installments on each of the second and third anniversaries of the date of grant of the applicable performance share award. Compensation expense for performance shares is measured at the grant date and recognized on a graded basis over the vesting period. The pay-out achievement was 130%, 85.0%, and 108.0% of the performance

MARKETAXESS HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

award for 2015, 2014 and 2013, respectively. The following table reports performance share activity for the three years ended December 31, 2015:

Performance year	2015	2014	2013
Share pay-out at plan	28,520	29,678	42,908
Actual share pay-out in following year	37,076	25,228	46,340
Weighted average fair value per share on grant date	$70.60	$63.07	$35.98

In addition to the grants above, the Company granted a 116,659 performance stock award to the Company’s Chief Executive Officer in January 2015.  The performance stock award provides that the number of performance shares earned by the Chief Executive Officer will be based on the Company’s achievement of certain performance levels.  Subject to the Chief Executive Officer’s continued employment, if only the minimum performance level is achieved, then 35,463 performance shares will vest 100% on January 15, 2020, and if any performance level above the minimum level is achieved then the performance shares will vest 50% on each of January 15, 2019 and January 15, 2020. Certain performance levels above the minimum level were achieved during 2015.  As a result, 92,419 shares of the performance stock award were earned and will vest 50% on each of January 15, 2019 and January 15, 2020. The fair value of the performance stock award as of the date of the grant was $6 million as determined by an independent third party using a Monte Carlo simulation model.  Key assumptions used for the Monte Carlo pricing model included a risk free interest rate of 1.3%, volatility of 27.3% and a dividend yield of 0.9%.

The following table reports restricted stock and performance share activity during the three years ended December 31, 2015:

		Weighted-Average
	Number of	Grant Date Fair
	Restricted Shares	Value
Outstanding at December 31, 2012	751,259	$21.88
Granted	255,266
Performance share pay-out	41,481
Canceled	(93,358)
Vested	(384,914)
Outstanding at December 31, 2013	569,734	$31.86
Granted	149,349
Performance share pay-out	46,340
Canceled	(43,185)
Vested	(286,249)
Outstanding at December 31, 2014	435,989	$41.83
Granted	210,087
Performance share pay-out	25,228
Canceled	(3,845)
Vested	(235,321)
Outstanding at December 31, 2015	432,138	$56.24

As of December 31, 2015, there was $16.5 million of total unrecognized compensation expense related to non-vested restricted stock and performance shares. That cost is expected to be recognized over a weighted-average period of 1.9 years.

Employee Stock Purchase Plan

During 2015, the Company established a non-qualified employee stock purchase plan for non-executive employees.  Under the plan, participants are granted the right to purchase shares of common stock based on the fair market value on the last day of the six-month offering period.   On the purchase date, the Company will grant to the participants a number of shares of common stock equal to 20% of the aggregate shares purchased by the participant. These matching shares vest over a one-year period.  For the year ended December 31, 2015, the Company did not issue any matching shares in connection with the plan but recognized $26 thousand in stock-based compensation expense related to the plan.

MARKETAXESS HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

11. Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per common share:

	Year Ended December 31,
	2015	2014	2013
	(In thousands, except per share amounts)

Net income from continuing operations	$96,037	$74,806	$68,563
Net income from discontinued operations	—	—	7,453
Net income	$96,037	$74,806	$76,016

Basic weighted average shares outstanding	36,690	36,930	36,886
Dilutive effect of stock options and restricted stock	947	959	1,002
Diluted weighted average shares outstanding	37,637	37,889	37,888
Basic earnings per common share
Income from continuing operations	$2.62	$2.03	$1.86
Income from discontinued operations	—	—	0.20
Basic earnings per share	$2.62	$2.03	$2.06

Diluted earnings per common share
Income from continuing operations	$2.55	$1.97	$1.81
Income from discontinued operations	—	—	0.20
Diluted earnings per share	$2.55	$1.97	$2.01

Stock options and restricted stock totaling 128,383 shares, 66,637 shares and 160,838 shares for the years ended December 31, 2015, 2014 and 2013, respectively, were excluded from the computation of diluted earnings per share because their effect would have been antidilutive. The computation of diluted shares can vary among periods due, in part, to the change in the average price of the Company’s common stock.

12. Credit Agreement

In January 2013, the Company entered into a three-year credit agreement that provided for revolving loans and letters of credit up to an aggregate of $50.0 million. In October 2015, the company entered into an amended and restated credit agreement (the “Credit Agreement”) increasing the borrowing capacity to an aggregate of $100.0 million, including a $5.0 million sub-limit for standby letters of credit.   The Credit Agreement will mature in October 2017. As of December 31, 2015, the Company had $1.1 million in letters of credit outstanding leaving $98.9 million available to borrow under the Credit Agreement. Subject to satisfaction of certain specified conditions, the Company is permitted to upsize the borrowing capacity under the Credit Agreement by an additional $50.0 million.

Borrowings under the Credit Agreement will bear interest at a rate per annum equal to either of the following, as designated by the Company for each borrowing: (A) the sum of (i) the greatest of (a) the prime rate, as defined, (b) the federal funds effective rate plus 0.50% and (c) one month adjusted LIBOR plus 1.00% plus (ii) 0.50% or (B) the sum of (i) adjusted LIBOR plus (ii) 1.50%. Default interest is 2.00% per annum in excess of the rate otherwise applicable in the case of any overdue principal or any other overdue amount. The Company is also required to pay a commitment fee to the lenders under the Credit Agreement in respect of unutilized revolving loan commitments at a rate of 0.40% per annum.

The Company’s existing and future domestic subsidiaries (other than any broker-dealer subsidiary) have guaranteed the Company’s obligations under the Credit Agreement. Subject to customary exceptions and exclusions, the Company’s borrowings under the Credit Agreement are collateralized by first priority pledges (subject to permitted liens) of substantially all of the Company’s personal property assets and the personal property assets of the Company’s domestic subsidiaries that have guaranteed the Credit Agreement, including the equity interests of the Company’s domestic subsidiaries and the equity interests of certain of the Company’s foreign subsidiaries (limited, in the case of the voting equity interests of the foreign subsidiaries, to a pledge of 65% of those equity interests).

MARKETAXESS HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

  The Credit Agreement requires that the Company’s consolidated total leverage ratio tested on the last day of each fiscal quarter not exceed 2.5 to 1.0 and a consolidated interest coverage ratio tested on the last day of each fiscal quarter not be less than 3.5 to 1.0. The Credit Agreement also requires that the Company’s trailing twelve month adjusted EBITDA tested on the last day of each fiscal quarter not be less than $80 million. The Company was in compliance with all applicable covenants at December 31, 2015 and 2014.

If an event of default occurs, including failure to pay principal or interest due on the loan balance, a voluntary or involuntary proceeding seeking liquidation, change in control of the Company, or one or more material judgments against the Company in excess of $10.0 million, the lenders would be entitled to accelerate the borrowings under the Credit Agreement and take various other actions, including all actions permitted to be taken by a secured creditor. If certain bankruptcy events of default occur, the borrowings under the Credit Agreement will automatically accelerate.

13. Commitments and Contingencies

Lease Commitments

The Company leases office space under non-cancelable lease agreements expiring at various dates through 2027. Office space leases are subject to escalation based on certain costs incurred by the landlord. Minimum rental commitments as of December 31, 2015 under such operating leases were as follows (in thousands):

2016	$3,395
2017	3,319
2018	3,042
2019	2,866
2020	2,866
2021 and thereafter	8,678
$24,166

Rental expense for the years ended December 31, 2015, 2014 and 2013 was $4.1 million, $3.8 million and $3.8 million, respectively, and is included in occupancy expense in the Consolidated Statements of Operations. Rental expense has been recorded based on the total minimum lease payments after giving effect to rent abatement and concessions, which are being amortized on a straight-line basis over the life of the lease. The Company is contingently obligated for standby letters of credit amounting to $1.1 million that were issued to landlords for office space.

The Company has assigned a lease agreement on a leased property to a third party and is contingently liable should the assignee default on future lease obligations through the November 2020 lease termination date.  The aggregate amount of the future lease obligation under this arrangement is $1.4 million as of December 31, 2015.

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

Other

The Company, through two regulated subsidiaries, executes certain bond transactions between and among institutional investor and broker-dealer clients on a matched principal basis by serving as counterparty to both the buyer and the seller in trades which settle through third-party clearing brokers. Settlement typically occurs within one to three trading days after the trade date. Cash settlement of the transaction occurs upon receipt or delivery of the underlying instrument that was traded. For the years ended December 31,

MARKETAXESS HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

2015, 2014 and 2013, revenues from matched principal trading were approximately $16.9 million, $7.4 million and $6.0 million, respectively. Under securities clearing agreements with a third party clearing broker, the Company maintains collateral deposits with the clearing broker in the form of cash. As of December 31, 2015, the amount of the collateral deposits included in prepaid expenses and other assets in the Consolidated Statements of Financial Condition was $1.5 million. For the years ended December 31, 2015, 2014 and 2013, clearing expenses associated with matched principal transactions were $3.3 million, $1.3 million and $0.9 million, respectively, and are classified under general and administrative expense on the Consolidated Statements of Operations. The Company is exposed to credit risk in the event a counterparty does not fulfill its obligation to complete a transaction or if there is a miscommunication or other error in executing a matched principal transaction. Pursuant to the terms of the securities clearing agreements, the clearing broker has the right to charge the Company for losses resulting from a counterparty’s failure to fulfill its contractual obligations. The losses are not capped at a maximum amount and apply to all trades executed through the clearing broker. At December 31, 2015 and 2014, the Company had not recorded any liabilities with regard to this right.

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

Greenline’s operating results have been classified as discontinued operations in the Consolidated Statement of Operations. The following is a summary of Greenline’s operating results:

Year Ended December 31, 2013
(In thousands)
Revenues	$6,137
Expenses	6,384
Loss before income taxes and gain on the sale from discontinued operations	(247)
Benefit for income taxes	(58)
Gain on the sale of discontinued operations, net of tax benefit	7,642
Income from discontinued operations	$7,453

15. Segment and Geographic Information

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

For the years ended December 31, 2015, 2014 and 2013, the U.K. was the only individual foreign country in which the Company had a subsidiary that accounted for 10% or more of the total revenues or total long-lived assets.  Revenues and long-lived assets are attributed to geographic area based on the location of the particular subsidiary. Long-lived assets are defined as furniture, equipment, leasehold improvements and capitalized software.  Information regarding revenue for the three years ended December 31, 2015, 2014 and 2013 and long-lived assets as of December 31, 2015 and 2014 follows:

MARKETAXESS HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Year Ended December 31,
	2015	2014	2013
	(In thousands)
Revenues
United States	$262,558	$223,741	$207,519
United Kingdom	39,338	38,189	30,722
Other	1,202	844	492
Total	$303,098	$262,774	$238,733

	As of December 31,
	2015	2014
	(In thousands)
Long-lived assets, as defined
United States	$21,968	$23,099
United Kingdom	8,910	9,057
Other	19	29
Total	$30,897	$32,185

16. Deferred Compensation Plans

The Company, through its U.S. and U.K. subsidiaries, offers its employees the opportunity to invest in defined contribution plans. For the years ended December 31, 2015, 2014 and 2013, the Company contributed $1.9 million, $1.8 million and $1.7 million, respectively, to the plans.

In 2015, the Company adopted a non-qualified deferred cash incentive plan for certain officers and other employees. Under the plan, eligible employees may defer up to 100% of their annual cash incentive pay.  The Company has elected to fund its deferred compensation obligations through a rabbi trust.  The rabbi trust is subject to creditor claims in the event of insolvency but such assets are not available for general corporate purposes.  Assets held in the rabbi trust are invested in mutual funds, as selected by the participants, which are designated as trading securities and carried at fair value.  The initial deferrals occurred in January 2016.  Trading gains and losses on securities held in the rabbi trust will be included in other revenues and offsetting increases or decreases in the deferred compensation obligation will be recorded in employee compensation and benefits.

17. Customer Concentration

During the years ended December 31, 2015, 2014 and 2013, no single client accounted for more than 10% of total revenue. One institutional investor client accounted for approximately 15.3%, 14.0% and 12.5% of trading volumes during the years ended December 31, 2015, 2014 and 2013, respectively. As of December 31, 2015, investment funds managed by this institutional investor client beneficially owned approximately 8.9% of the outstanding shares of the Company’s common stock, primarily through passive index and ETF funds.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Our management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our “disclosure controls and procedures,” as that term is defined in Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of December 31, 2015. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective to ensure that information required to be disclosed by MarketAxess in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and to ensure that information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2015 identified in connection with the evaluation thereof by our management, including the Chief Executive Officer and Chief Financial Officer, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s annual report on internal control over financial reporting and the report of our independent registered public accounting firm appears in Part II, Item 8. “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this item is incorporated herein by reference to the sections entitled “Proposal 1 — Election of Directors,” “Corporate Governance and Board Matters,” “Executive Officers” and “Other Matters — Section 16(a) beneficial ownership reporting compliance” in the Company’s definitive Proxy Statement (the “Proxy Statement”) for the Annual Meeting of Stockholders to be held in the second quarter of 2016. The Company intends to file the Proxy Statement within 120 days after the end of its fiscal year (i.e., on or before April 30, 2016). The Company’s Code of Conduct applicable to directors and all employees, including senior financial officers, is available on the Company’s website at www.marketaxess.com. If the Company makes any amendments to its Code of Conduct that is required to be disclosed pursuant to the Exchange Act, the Company will make such disclosures on its website.

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

Equity Compensation Plan Information

The following table provides certain information regarding common stock authorized for issuance under the Company’s 2012 Incentive Plan as of December 31, 2015:

	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plan approved by stockholders	939,036	$ 23.83	612,857

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

Performance Award Agreement, dated as of January 15, 2015, by and between MarketAxess Holdings Inc. and Richard M. McVey (incorporated by reference to Exhibit 10.3 to the registrant’s Current Report on Form 8-K dated January 15, 2015)#

10.10(a)

Restated Credit Agreement, dated as of October 30, 2015, among MarketAxess Holdings Inc., a Delaware corporation, the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K dated November 3, 2015)

10.10(b)

Amended and Restated Guarantee Agreement, dated as of October 30, 2015, by and among MarketAxess Technologies Inc., as initial guarantor, and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K dated November 3, 2015)

10.10(c)

Amended and Restated Pledge and Security Agreement, dated as of October 30, 2015, by and between MarketAxess Holdings Inc., a Delaware corporation, as borrower, MarketAxess Technologies Inc., as guarantor, and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.3 to the registrant’s Current Report on Form 8-K dated November 3, 2015)

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

**

Attached as Exhibit 101 to this Annual Report on Form 10-K are the following materials, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Financial Condition as of December 31, 2015 and December 31, 2014; (ii) Consolidated Statements of Operations for the Years Ended December 31, 2015, 2014 and 2013; (iii) Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2015, 2014 and 2013; (iv) Consolidated Statement of Stockholders’ Equity for the Years Ended December 31, 2015, 2014 and 2013; (v) Consolidated Statements of Cash Flows for the Years Ended December 31, 2015, 2014 and 2013; and (vi) Notes to the Consolidated Financial Statements.

#	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MARKETAXESS HOLDINGS INC.

By:	/s/ RICHARD M. MCVEY
Richard M. McVey
Chief Executive Officer

Date:	February 25, 2016

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title(s)	Date

/s/ RICHARD M. MCVEY Richard M. McVey	Chief Executive Officer and Chairman of the Board of Directors (principal executive officer)	February 25, 2016

/s/ ANTONIO L. DELISE Antonio L. DeLise	Chief Financial Officer (principal financial and accounting officer)	February 25, 2016

/s/ STEVEN L. BEGLEITER	Director	February 25, 2016
Steven L. Begleiter

/s/ STEPHEN P. CASPER	Director	February 25, 2016
Stephen P. Casper

/s/ JANE CHWICK	Director	February 25, 2016
Jane Chwick

/s/ WILLIAM CRUGER	Director	February 25, 2016
William Cruger

/s/ DAVID G. GOMACH	Director	February 25, 2016
David G. Gomach

/s/ CARLOS M. HERNANDEZ	Director	February 25, 2016
Carlos M. Hernandez

/s/ RONALD M. HERSCH	Director	February 25, 2016
Ronald M. Hersch

/s/ JOHN STEINHARDT	Director	February 25, 2016
John Steinhardt

/s/ JAMES J. SULLIVAN	Director	February 25, 2016
James J. Sullivan