Form 10-Q
period 2016-03-31
MARKETAXESS HOLDINGS INC
filed 2016-04-28
CIK 1278021

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

or

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

As of April 27, 2016, the number of shares of the Registrant’s voting common stock outstanding was 37,564,015.

MARKETAXESS HOLDINGS INC.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2016

PART I — Financial Information

Item 1. Financial Statements

MARKETAXESS HOLDINGS INC.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Unaudited)

	As of
	March 31, 2016	December 31, 2015
	(In thousands, except share and per share amounts)
ASSETS
Cash and cash equivalents	$137,995	$199,728
Investments, at fair value	147,226	84,706
Accounts receivable, net of allowance of $119 and $109 as of March 31, 2016 and December 31, 2015, respectively	52,755	40,459
Goodwill and intangible assets, net of accumulated amortization	63,731	64,142
Furniture, equipment, leasehold improvements and capitalized software, net of accumulated depreciation and amortization	32,094	30,897
Prepaid expenses and other assets	12,844	9,880
Deferred tax assets, net	5,197	9,229
Total assets	$451,842	$439,041

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Accrued employee compensation	$10,910	$29,296
Income and other tax liabilities	10,915	4,463
Deferred revenue	2,602	2,312
Accounts payable, accrued expenses and other liabilities	16,999	12,257
Total liabilities	41,426	48,328

Commitments and Contingencies (Note 10)	—	—

Stockholders’ equity
Preferred stock, $0.001 par value, 4,855,000 shares authorized, no shares issued and outstanding as of March 31, 2016 and December 31, 2015	—	—
Series A Preferred Stock, $0.001 par value, 110,000 shares authorized, no shares issued and outstanding as of March 31, 2016 and December 31, 2015	—	—
Common stock voting, $0.003 par value, 110,000,000 shares authorized, 39,990,272 shares and 39,821,519 shares issued and 37,571,415 shares and 37,409,274 shares outstanding as of March 31, 2016 and December 31, 2015, respectively	121	121
Common stock non-voting, $0.003 par value, 10,000,000 shares authorized, no shares issued and outstanding as of March 31, 2016 and December 31, 2015	—	—
Additional paid-in capital	324,950	321,215
Treasury stock - Common stock voting, at cost, 2,418,857 and 2,412,245 shares as of March 31, 2016 and December 31, 2015, respectively	(94,604)	(93,405)
Retained earnings	187,228	168,011
Accumulated other comprehensive loss	(7,279)	(5,229)
Total stockholders’ equity	410,416	390,713
Total liabilities and stockholders’ equity	$451,842	$439,041

The accompanying notes are an integral part of these consolidated financial statements.

MARKETAXESS HOLDINGS INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
	2016	2015
	(In thousands, except per share amounts)
Revenues
Commissions	$79,093	$67,018
Information and post-trade services	7,779	7,679
Investment income	418	183
Other	1,283	1,891
Total revenues	88,573	76,771

Expenses
Employee compensation and benefits	24,527	21,174
Depreciation and amortization	4,681	4,612
Technology and communications	4,304	4,338
Professional and consulting fees	3,862	3,282
Occupancy	1,161	992
Marketing and advertising	1,778	1,192
General and administrative	3,890	2,679
Total expenses	44,203	38,269
Income before income taxes	44,370	38,502
Provision for income taxes	15,407	13,909
Net income	$28,963	$24,593

Net income per common share
Basic	$0.79	$0.67
Diluted	$0.77	$0.65

Cash dividends declared per common share	$0.26	$0.20

Weighted average shares outstanding
Basic	36,775	36,706
Diluted	37,671	37,626

The accompanying notes are an integral part of these consolidated financial statements.

MARKETAXESS HOLDINGS INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended March 31,
	2016	2015
	(In thousands)
Net income	$28,963	$24,593
Net cumulative translation adjustment and foreign currency exchange hedge, net of tax of $2,012 and $5, respectively	(2,237)	(49)
Net unrealized gain on securities available-for-sale, net of tax of $115 and $39, respectively	187	63
Comprehensive Income	$26,913	$24,607

The accompanying notes are an integral part of these consolidated financial statements.

MARKETAXESS HOLDINGS INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

			Treasury
			Stock -		Accumulated
	Common	Additional	Common		Other	Total
	Stock	Paid-In	Stock	Retained	Comprehen-	Stockholders’
	Voting	Capital	Voting	Earnings	sive Loss	Equity
	(In thousands)
Balance at December 31, 2015	$121	$321,215	$(93,405)	$168,011	$(5,229)	$390,713
Net income	—	—	—	28,963	—	28,963
Cumulative translation adjustment and foreign currency exchange hedge, net of tax	—	—	—	—	(2,237)	(2,237)
Unrealized gain on securities available-for-sale, net of tax	—	—	—	—	187	187
Stock-based compensation	—	3,494	—	—	—	3,494
Exercise of stock options	—	831	—	—	—	831
Withholding tax payments on restricted stock vesting and stock option exercises	—	(5,230)	—	—	—	(5,230)
Excess tax benefits from stock-based compensation	—	4,640	—	—	—	4,640
Repurchases of common stock	—	—	(1,199)	—	—	(1,199)
Cash dividend on common stock	—	—	—	(9,746)	—	(9,746)
Balance at March 31, 2016	$121	$324,950	$(94,604)	$187,228	$(7,279)	$410,416

The accompanying notes are an integral part of these consolidated financial statements.

MARKETAXESS HOLDINGS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2016	2015
	(In thousands)
Cash flows from operating activities
Net income	$28,963	$24,593
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,681	4,612
Stock-based compensation expense	3,494	3,042
Deferred taxes	2,331	1,719
Other	329	429
Changes in operating assets and liabilities:
(Increase) in accounts receivable	(12,346)	(12,289)
(Increase) in prepaid expenses and other assets	(3,000)	(541)
(Increase) in corporate debt trading investments	(73,235)	—
(Increase) in mutual funds held in rabbi trust	(1,253)	—
(Decrease) in accrued employee compensation	(18,386)	(16,350)
Increase in income and other tax liabilities	6,026	3,710
Increase in deferred revenue	290	260
Increase in accounts payable, accrued expenses and other liabilities	4,723	849
Net cash (used in) provided by operating activities	(57,383)	10,034
Cash flows from investing activities
Available-for-sale investments:
Proceeds from maturities	12,000	10,515
Purchases	—	(8,111)
Purchases of furniture, equipment and leasehold improvements	(2,652)	(817)
Capitalization of software development costs	(3,035)	(2,654)
Other	26	19
Net cash provided by (used in) investing activities	6,339	(1,048)
Cash flows from financing activities
Cash dividend on common stock	(9,727)	(7,517)
Exercise of stock options	831	692
Withholding tax payments on restricted stock vesting and stock option exercises	(5,230)	(4,148)
Excess tax benefits from stock-based compensation	4,640	2,671
Repurchases of common stock	(1,199)	(8,939)
Net cash (used in) financing activities	(10,685)	(17,241)
Effect of exchange rate changes on cash and cash equivalents	(4)	379
Cash and cash equivalents
Net (decrease) for the period	(61,733)	(7,876)
Beginning of period	199,728	168,924
End of period	$137,995	$161,048

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

2. Significant Accounting Policies

Basis of Presentation

The consolidated financial statements include the accounts of the Company and its subsidiaries. All intercompany transactions and balances have been eliminated. These consolidated financial statements are unaudited and should be read in conjunction with the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015. The consolidated financial information as of December 31, 2015 has been derived from audited financial statements not included herein. These unaudited consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) with respect to Form 10-Q and reflect all adjustments that, in the opinion of management, are normal and recurring, and that are necessary for a fair statement of the results for the interim periods presented. In accordance with such rules and regulations, certain disclosures that are normally included in annual financial statements have been omitted. Interim period operating results may not be indicative of the operating results for a full year.

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

Investments

The Company determines the appropriate classification of securities at the time of purchase which are recorded in the Consolidated Statements of Financial Condition on the trade date. Securities are classified as available-for-sale or trading. The Company’s available-for-sale investments are comprised of municipal bonds and investment grade corporate debt securities. Available-for-sale investments are carried at fair value with the unrealized gains or losses reported in accumulated other comprehensive loss in the Consolidated Statements of Financial Condition. Trading investments primarily include investment grade corporate debt securities and are carried at fair value, with unrealized gains or losses included in other income in the Consolidated Statements of Operations.

The Company assesses whether an other-than-temporary impairment loss on the available-for-sale investments has occurred due to declines in fair value or other market conditions. The portion of an other-than-temporary impairment related to credit loss is recorded as a charge in other income in the Consolidated Statements of Operations. The remainder is recognized in accumulated other comprehensive loss if the Company does not intend to sell the security and it is more likely than not that the Company will not be required to sell the security prior to recovery. No charges for other-than-temporary losses were recorded during the three months ended March 31, 2016 and 2015.

Fair Value Financial Instruments

Fair value is defined as “the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.” A three-tiered hierarchy for determining fair value has been established that prioritizes inputs to valuation techniques used in fair value calculations. The three levels of inputs are defined as Level 1 (unadjusted quoted prices for identical assets or liabilities in active markets), Level 2 (inputs that are observable in the marketplace other than those inputs classified in Level 1) and Level 3 (inputs that are unobservable in the marketplace). The Company’s financial assets and liabilities measured at fair value on a recurring basis consist of its money market funds, securities available-for-sale, trading securities and foreign currency forward contracts. All other financial instruments are short-term in nature and the carrying amount is reported on the Consolidated Statements of Financial Condition at approximate fair value.

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

Revenue Recognition

The majority of the Company’s revenues are derived from commissions for trades executed on its platform and distribution fees that are billed to its broker-dealer clients on a monthly basis. The Company also derives revenues from information and post-trade services, investment income and other income.

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

Technology products and services. The Company generates revenues from professional consulting services, technology software licenses and maintenance and support services.  Revenue is generally recognized when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable and collection is considered probable. Technology products and services revenue is reported in other income in the Consolidated Statements of Operations.

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

Out-of-Period Adjustments

During the first quarter of 2016, the Company determined that it had incorrectly recorded deferred taxes for the cumulative translation adjustment (“CTA”) that arises from converting the local currency financial statements into U.S. dollars.  Upon making a permanent reinvestment assertion on unremitted earnings from foreign subsidiaries effective January 1, 2013, the Company should have eliminated any deferred tax balances derived from the CTA balance. The Company also determined that gains and losses on the foreign currency forward contracts used to hedge the net investment in certain foreign subsidiaries were not appropriately considered as taxable income or expense in the consolidated tax returns.  The Company assessed these errors and determined that they were not material to previous reporting periods.  Therefore, the Company recorded these items as out-of-period adjustments in the three months ended March 31, 2016 by decreasing deferred tax assets by $3.1 million, decreasing other comprehensive income by $2.1 million and increasing prepaid expenses and other assets by $1.0 million in the Consolidated Statements of Financial Condition.

Recent Accounting Pronouncements

In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-09, “Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting” (“ASU 2016-09”). ASU 2016-09 simplifies several aspects related to the accounting for share-based payment transactions, including the accounting for income taxes, statutory tax withholding requirements and classification on the statement of cash flows. ASU 2016-09 will be effective for the Company beginning January 1, 2017 and early adoption is permitted. The Company is currently in the process of determining the method of adoption and assessing the impact of ASU 2016-09 on the Company's Consolidated Financial Statements.

In March 2016, the FASB issued ASU 2016-02, “Leases” (“ASU 2016-02”). The guidance affects the accounting for leases and provides for a lessee model that brings substantially all leases onto the balance sheet. ASU 2016-02 will be effective for the Company beginning January 1, 2019 and early adoption is permitted. The Company is currently in the process of determining the method of adoption and assessing the impact of ASU 2016-02 on the Company's Consolidated Financial Statements.

In March 2016, the FASB issued ASU 2016-08, “Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net)” (“ASU 2016-08”). ASU 2016-08 does not change the core principle of the guidance stated in ASU 2014-09, “Revenue from Contracts with Customers” (“ASU 2014-09”).  The core principle of ASU 2014-09 is that an entity should recognize revenue for the transfer of goods or services equal to the amount that it expects to be entitled to receive for those goods or services. Instead, the amendments in this ASU are intended to improve the operability and understandability of the implementation guidance on principal versus agent considerations and whether an entity reports revenue on a gross or net basis. ASU 2016-08 will have the same effective date and transition requirements as the new revenue standard issued in ASU 2014-09. The ASUs will be effective for the Company beginning January 1, 2018 and allows for both retrospective and prospective methods of adoption. The Company is in the process of determining the method of adoption and assessing the impact of ASU 2016-08 and ASU 2014-09 on the Company’s Consolidated Financial Statements.

3. Net Capital Requirements

Certain U.S. subsidiaries of the Company are registered as a broker-dealer or swap execution facility and therefore are subject to the applicable rules and regulations of the SEC and the Commodity Futures Trading Commission. These rules contain minimum net capital requirements, as defined in the applicable regulations, and also may require a significant part of the registrants’ assets be kept in relatively liquid form. Certain of the Company’s foreign subsidiaries are regulated by the Financial Conduct Authority in the U.K. or Ontario Securities Commission in Canada and must maintain financial resources, as defined in the applicable regulations, in excess of the applicable financial resources requirement. As of March 31, 2016, each of the Company’s subsidiaries that are subject to these regulations had net capital or financial resources in excess of their minimum requirements. As of March 31, 2016, the Company’s subsidiaries maintained aggregate net capital and financial resources that was $115.9 million in excess of the required levels of $9.8 million.

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

	Level 1	Level 2	Level 3	Total
	(In thousands)
As of March 31, 2016
Money market funds	$31,973	$—	$—	$31,973
Securities available-for-sale
Corporate debt	—	70,727	—	70,727
Municipal securities	—	2,011	—	2,011
Trading securities
Corporate debt	—	73,235	—	73,235
Mutual funds held in rabbi trust	—	1,253	—	1,253
Foreign currency forward position	—	(1,130)	—	(1,130)
Total	$31,973	$146,096	$—	$178,069

As of December 31, 2015
Money market funds	$61,913	$—	$—	$61,913
Securities available-for-sale
Corporate debt	—	82,671	—	82,671
Municipal securities	—	2,035	—	2,035
Foreign currency forward position	—	354	—	354
Total	$61,913	$85,060	$—	$146,973

Securities classified within Level 2 were valued using a market approach utilizing prices and other relevant information generated by market transactions involving comparable assets. The foreign currency forward contracts are classified within Level 2 as the valuation inputs are based on quoted market prices. The mutual funds held in a rabbi trust represent investments associated with the deferred cash incentive plan. See Note 14 to these Consolidated Financial Statements for further discussion of the deferred cash incentive plan.  There were no financial assets classified within Level 3 during the three months ended March 31, 2016 and 2015.

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

	As of

	March 31, 2016	December 31, 2015
	(In thousands)
Notional value	$50,587	$45,716
Fair value of notional	51,717	45,362
Fair value of the (liability) asset	$(1,130)	$354

The following is a summary of the Company’s investments:

		Gross	Gross	Estimated
	Amortized	unrealized	unrealized	fair
	cost	gains	losses	value
	(In thousands)
As of March 31, 2016
Securities available-for-sale
Corporate debt	$70,690	$92	$(55)	$70,727
Municipal securities	2,011	—	—	2,011
Total securities available-for-sale	72,701	92	(55)	72,738

Trading securities
Corporate debt	73,098	156	(19)	73,235
Mutual funds held in rabbi trust	1,167	86	—	1,253
Total trading securities	74,265	242	(19)	74,488

Total investments	$146,966	$334	$(74)	$147,226

As of December 31, 2015
Securities available-for-sale
Corporate debt	$82,937	$4	$(270)	$82,671
Municipal securities	2,035	—	—	2,035
Total securities available-for-sale	$84,972	$4	$(270)	$84,706

The following table summarizes the fair value of the investments based upon the contractual maturities:

	As of
	March 31, 2016	December 31, 2015
	(In thousands)
Less than one year	$66,237	$37,694
Due in 1 - 5 years	80,989	47,012
Total	$147,226	$84,706

Proceeds from the sales and maturities of investments during the three months ended March 31, 2016 and 2015 were $13.3 million and $10.5 million, respectively.

The following table provides fair values and unrealized losses on investments and by the aging of the securities’ continuous unrealized loss position as of March 31, 2016 and December 31, 2015:

	Less than Twelve Months		Twelve Months or More		Total
	Estimated	Gross	Estimated	Gross	Estimated	Gross
	fair	unrealized	fair	unrealized	fair	unrealized
	value	losses	value	losses	value	losses
	(In thousands)
As of March 31, 2016
Corporate debt	$38,005	$(74)	$—	$—	$38,005	$(74)
Total	$38,005	$(74)	$—	$—	$38,005	$(74)

As of December 31, 2015
Corporate debt	$70,651	$(270)	$—	$—	$70,651	$(270)
Total	$70,651	$(270)	$—	$—	$70,651	$(270)

5. Goodwill and Intangible Assets

Goodwill and intangible assets with indefinite lives was $59.7 million as of both March 31, 2016 and December 31, 2015. Intangible assets that are subject to amortization, including the related accumulated amortization, are comprised of the following:

	March 31, 2016			December 31, 2015
	Cost	Accumulated Amortization	Net Carrying Amount	Cost	Accumulated Amortization	Net Carrying Amount
	(In thousands)
Technology	$5,770	$(5,770)	$—	$5,770	$(5,492)	$278
Customer relationships	5,661	(1,643)	4,018	5,668	(1,553)	4,115
Non-competition agreements	380	(380)	—	380	(359)	21
Tradenames	370	(370)	—	370	(353)	17
Total	$12,181	$(8,163)	$4,018	$12,188	$(7,757)	$4,431

Amortization expense associated with identifiable intangible assets was $0.4 million and $0.6 million for the three months ended March 31, 2016 and 2015, respectively. Estimated total amortization expense is $0.7 million for 2016, and $0.4 million for each of 2017, 2018, 2019 and 2020.

6. Income Taxes

The provision for income taxes consists of the following:

	Three Months Ended March 31,
	2016	2015
	(In thousands)
Current:
Federal	$7,078	$7,316
State and local	1,289	1,478
Foreign	1,135	520
Total current provision	9,502	9,314
Deferred:
Federal	4,977	3,840
State and local	713	624
Foreign	215	131
Total deferred provision	5,905	4,595
Provision for income taxes	$15,407	$13,909

The Company or one of its subsidiaries files U.S. federal, state and foreign income tax returns. Income tax returns for New York City (through 2003) and state (through 2009) and Connecticut state (through 2003) tax returns have been audited. Examinations of the Company’s federal tax returns for 2011 through 2013 and New York State tax returns for 2010 through 2013 are currently underway. The Company cannot estimate when the examinations will conclude or the impact such examinations will have on the Company’s Consolidated Financial Statements, if any.

The Company has determined that unremitted earnings of the Company’s foreign subsidiaries are considered indefinitely reinvested outside of the United States.

7. Stock-Based Compensation Plans

Stock-based compensation expense for the three months ended March 31, 2016 and 2015 was as follows:

	Three Months Ended March 31,
	2016	2015
	(In thousands)
Employees	$3,276	$2,806
Non-employee directors	218	236
Total stock-based compensation	$3,494	$3,042

The Company records stock-based compensation for employees in employee compensation and benefits and for non-employee directors in general and administrative expenses in the Consolidated Statements of Operations.

   During the three months ended March 31, 2016, the Company granted to employees a total of 87,230 shares of restricted stock or restricted stock units, performance-based shares with an expected pay-out at target of 48,899 shares of common stock and 112,988 options to purchase shares of common stock. The fair value of the restricted stock and performance-based share awards was based on a weighted-average fair value per share at the grant date of $99.22 and $102.82, respectively. Based on the Black-Scholes option pricing model, the weighted-average fair value for each option granted was $31.80 per share.

  As of March 31, 2016, the total unrecognized compensation cost related to all non-vested awards was $31.4 million. That cost is expected to be recognized over a weighted-average period of 2.9 years.

8. Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per common share:

	Three Months Ended March 31,
	2016	2015
	(In thousands, except per share amounts)
Net income	$28,963	$24,593

Basic weighted average shares outstanding	36,775	36,706
Dilutive effect of stock options and restricted stock	896	920
Diluted weighted average shares outstanding	37,671	37,626

Basic earnings per share	$0.79	$0.67
Diluted earnings per share	$0.77	$0.65

Stock options and restricted stock totaling 238,224 shares and 249,846 shares for the three months ended March 31, 2016 and 2015, respectively, were excluded from the computation of diluted earnings per share because their effect would have been antidilutive. The computation of diluted shares can vary among periods due, in part, to the change in the average price of the Company’s common stock.

9. Credit Agreement

In January 2013, the Company entered into a three-year credit agreement that provided for revolving loans and letters of credit up to an aggregate of $50.0 million. In October 2015, the Company entered into an amended and restated credit agreement (the “Credit Agreement”) that increased the borrowing capacity to an aggregate of $100.0 million, including a $5.0 million sub-limit for standby letters of credit. The Credit Agreement will mature in October 2017. As of March 31, 2016, the Company had $1.1 million in letters of credit outstanding leaving $98.9 million available to borrow under the Credit Agreement. Subject to satisfaction of certain specified conditions, the Company is permitted to upsize the borrowing capacity under the Credit Agreement by an additional $50.0 million.

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

The Credit Agreement requires that the Company’s consolidated total leverage ratio tested on the last day of each fiscal quarter not exceed 2.5 to 1.0 and a consolidated interest coverage ratio tested on the last day of each fiscal quarter not be less than 3.5 to 1.0. The Credit Agreement also requires that the Company’s trailing twelve month adjusted EBITDA tested on the last day of each fiscal quarter not be less than $80 million. The Company was in compliance with all applicable covenants at March 31, 2016 and December 31, 2015.

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

10. Commitments and Contingencies

Lease Commitments

The Company leases office space under non-cancelable lease agreements expiring at various dates through 2027. Office space leases are subject to escalation based on certain costs incurred by the landlord. Minimum rental commitments as of March 31, 2016 under such operating leases were as follows (in thousands):

Remainder of 2016	$2,527
2017	3,294
2018	3,015
2019	2,836
2020	2,836
2021 and thereafter	8,509
$23,017

Rental expense was $1.0 million and $0.9 million for the three months ended March 31, 2016 and 2015, respectively, and is included in occupancy expense in the Consolidated Statements of Operations. Rental expense has been recorded based on the total minimum lease payments after giving effect to rent abatement and concessions, which are being amortized on a straight-line basis over the life of the lease. The Company is contingently obligated for standby letters of credit amounting to $1.1 million that were issued to landlords for office space.

The Company has assigned a lease agreement on a leased property to a third party and is contingently liable should the assignee default on future lease obligations through the November 2020 lease termination date.  The aggregate amount of the future lease obligation under this arrangement is $1.4 million as of March 31, 2016.

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

Other

The Company, through two regulated subsidiaries, executes certain bond transactions between and among institutional investor and broker-dealer clients on a matched principal basis by serving as counterparty to both the buyer and the seller in trades which settle through third-party clearing brokers. Settlement typically occurs within one to three trading days after the trade date. Cash settlement of the transaction occurs upon receipt or delivery of the underlying instrument that was traded. For the three months ended March 31, 2016 and 2015, revenues from matched principal trading were approximately $7.5 million and $3.5 million, respectively. Under securities clearing agreements with third party clearing brokers, the Company maintains collateral deposits with each clearing broker in the form of cash. As of March 31, 2016, the amount of the collateral deposits included in prepaid expenses and other assets in the Consolidated Statements of Financial Condition was $1.5 million. For the three months ended March 31, 2016 and 2015, clearing expenses associated with matched principal transactions were $1.8 million and $0.7 million, respectively, and are classified under general and administrative expense on the Consolidated Statements of Operations. The Company is exposed to credit risk in the event a counterparty does not fulfill its obligation to complete a transaction or if there is a miscommunication or other error in executing a matched principal transaction. Pursuant to the terms of the securities clearing agreements, the clearing broker has the right to charge the Company for losses resulting from a counterparty credit failure. The losses are not capped at a maximum amount and apply to all trades executed through the clearing broker. The Company did not record any liabilities or losses with regard to this right for the three months ended March 31, 2016 and 2015.

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

11. Customer Concentration

During both the three months ended March 31, 2016 and 2015, no single client accounted for more than 10% of total revenue. One institutional investor client accounted for 16.4% and 13.2% of trading volumes during the three months ended March 31, 2016 and 2015, respectively.

12. Share Repurchase Program

In January 2014, the Board of Directors of the Company authorized a share repurchase program for up to $35.0 million of the Company’s common stock. In July 2014, the Board of Directors increased the authorization under the share repurchase program by an additional $65.0 million of the Company’s common stock. The share repurchase program expired on February 29, 2016. In January 2016, the Board of Directors authorized a new two-year share repurchase program for up to $25.0 million of the Company’s common stock. For the three months ended March 31, 2016, the Company repurchased 9,852 shares of common stock at a cost of $1.2 million. As of March 31, 2016, approximately $23.8 million remains authorized for repurchase under the program.  Shares repurchased under each program will be held in treasury for future use.

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

For the three months ended March 31, 2016 and 2015, the U.K. was the only individual foreign country in which the Company had a subsidiary that accounted for 10% or more of the total revenues or total long-lived assets of the Company.  Revenues and long-lived assets are attributed to a geographic area based on the location of the particular subsidiary. Long-lived assets are defined as furniture, equipment, leasehold improvements and capitalized software. Information regarding revenue for the three months ended March 31, 2016 and 2015 and long-lived assets as of March 31, 2016 and December 31, 2015 was as follows:

	Three Months Ended March 31,
	2016	2015
	(In thousands)
Revenues
United States	$75,374	$66,453
United Kingdom	12,704	10,065
Other	495	253
Total	$88,573	$76,771

	As of
	March 31, 2016	December 31, 2015
	(In thousands)
Long-lived assets, as defined
United States	$23,196	$21,968
United Kingdom	8,876	8,910
Other	22	19
Total	$32,094	$30,897

14. Deferred Compensation Plans

In 2015, the Company adopted a non-qualified deferred cash incentive plan for certain officers and other employees. Under the plan, eligible employees may defer up to 100% of their annual cash incentive pay.  The Company has elected to fund its deferred compensation obligations through a rabbi trust.  The rabbi trust is subject to creditor claims in the event of insolvency but such assets are not available for general corporate purposes.  Assets held in the rabbi trust are invested in mutual funds, as selected by the participants, which are designated as trading securities and carried at fair value.  The initial deferrals of $1.2 million occurred in January 2016 and as of March 31, 2016, the fair value of the mutual fund investments was $1.3 million.  Changes in the fair value of securities held in the rabbi trust will be recognized as trading gains and losses and included in other revenues and offsetting increases or decreases in the deferred compensation obligation will be recorded in employee compensation and benefits. For the three months ended March 31, 2016, the trading gains and compensation expense were each $0.1 million.

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

Executive Overview

MarketAxess operates a leading electronic trading platform that enables fixed-income market participants to efficiently trade corporate bonds and other types of fixed-income instruments using our patented trading technology. Our over 1,000 active participant firms include broker-dealer clients, investment advisers, mutual funds, insurance companies, public and private pension funds, bank portfolios and hedge funds. Our approximately 100 broker-dealer market-maker clients provide liquidity on the platform and include most of the leading broker-dealers in global fixed-income trading. Through our Open TradingTM protocols, we also execute certain bond transactions between and among institutional investor and broker-dealer clients on a matched principal basis by serving as counterparty to both the buyer and the seller in trades which then settle through a third-party clearing broker. We provide fixed-income market data, analytics and compliance tools that help our clients make trading decisions. We also provide trade matching and regulatory transaction reporting services to the securities markets. In addition, we provide technology solutions and professional consulting services to fixed-income industry participants.

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

•	to add new content and analytical capabilities to BondTicker™ and expand our Trax® data service offerings in order to improve the value of the information we provide to our clients; and
•

to continue to increase and supplement our internal growth by entering into strategic alliances, or acquiring businesses or technologies that will enable us to enter new markets, provide new products or services, or otherwise enhance the value of our platform to our clients. For example, the acquisition of Xtrakter Limited (“Xtrakter”) in February 2013 provided us with an expanded set of Trax®  data and post-trade technology solutions ahead of incoming pre- and post-trade transparency mandates from the Markets in Financial Instruments Directive II (“MIFID II”) in Europe. In April 2013, we entered into a strategic alliance with BlackRock, Inc. (“Blackrock”) to create a unified, open trading solution designed to help reduce liquidity fragmentation and improve pricing across U.S. cash credit markets.  In January 2015, we expanded this alliance with BlackRock to include European cash credit markets.

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

Similar to the U.S., regulatory bodies in Europe are developing new rules for the fixed-income markets. MiFID II and Markets in Financial Instruments Regulation (“MiFIR”) were approved in June 2014 and introduce changes in market structure designed to: (i) enhance pre- and post-trade transparency for fixed income instruments with the scope of such requirements calibrated according to the liquidity of an instrument, (ii) increase and enhance post-trade reporting obligations with a requirement to submit post-trade data to Approved Reporting Mechanisms, (iii) ensure trading of certain derivatives occurs on regulated trading venues and (iv) establish a consolidated tape for trade data. While some of the rules and technical advice underpinning MiFID II have not yet been finalized, MiFID II will have a significant impact in these areas, as well as on corporate governance and investor protection.  MiFID II and MiFIR are expected to take effect in January 2018. The final rules may have an adverse effect on our operations or our ability to provide our electronic trading platform in Europe in a manner that can successfully compete against other types of regulated and non-regulated venues for the fixed-income trading needs of our clients. In addition, MiFID II is expected to cause us to expend more significant compliance, business and technology resources, incur additional operational costs and create additional regulatory exposure for our trading and post-trade businesses. While we generally believe the net impact of the rules and regulations may be positive for our businesses, unintended consequences of the rules and regulations may adversely affect us in ways yet to be determined.

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

Other Revenue

In addition to the commissions discussed above, we earn revenue from information and post-trade services, investment income and other income.

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

Other. Other revenues include revenue from professional consulting services, technology software licenses and maintenance and support services, fees from telecommunications line charges to broker-dealer clients, initial set-up fees and other miscellaneous revenues.

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

Critical Accounting Policies and Estimates

This Management’s Discussion and Analysis of Financial Condition and Results of Operations discusses our Consolidated Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the United States, also referred to as U.S. GAAP. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the reported amounts of income and expenses during the reporting periods. We base our estimates and judgments on historical experience and on various other factors that we believe are reasonable under the circumstances. Actual results may differ from these estimates under varying assumptions or conditions. Note 2 of the Notes to our Consolidated Financial Statements includes a summary of the significant accounting policies and methods used in the preparation of our Consolidated Financial Statements.  There were no significant changes to our critical accounting policies and estimates during the three months ended March 31, 2016, as compared to those we disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2015.

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

Results of Operations

Three Months Ended March 31, 2016 Compared to Three Months Ended March 31, 2015

Overview

Total revenues increased by $11.8 million or 15.4% to $88.6 million for the three months ended March 31, 2016, from $76.8 million for the three months ended March 31, 2015. This increase in total revenues was primarily due to higher commissions of $12.1 million.  A 5.5% change in the foreign currency exchange rates of the Pound Sterling compared to the U.S. dollar from the three months ended March 31, 2015 to the three months ended March 31, 2016 had the effect of decreasing revenues by $0.7 million.

Total expenses increased by $5.9 million or 15.5% to $44.2 million for the three months ended March 31, 2016, from $38.3 million for the three months ended March 31, 2015. This increase was primarily due to higher employee compensation and benefits of $3.4 million and an increase in general and administrative expense of $1.2 million. The change in foreign currency exchange rates had the effect of decreasing expenses by $0.7 million in the three months ended March 31, 2016.

Income before taxes increased by $5.9 million or 15.2% to $44.4 million for the three months ended March 31, 2016, from $38.5 million for the three months ended March 31, 2015. Net income increased by $4.4 million or 17.8% to $29.0 million for the three months ended March 31, 2016, from $24.6 million for three months ended March 31, 2015.

Revenues

Our revenues for the three months ended March 31, 2016 and 2015, and the resulting dollar and percentage changes, were as follows:

	Three Months Ended March 31,
	2016		2015
		% of		% of	$	%
	$	Revenues	$	Revenues	Change	Change
	($ in thousands)
Commissions	$79,093	89.3%	$67,018	87.3%	$12,075	18.0%
Information and post-trade services	7,779	8.8	7,679	10.0	100	1.3
Investment income	418	0.5	183	0.2	235	128.4
Other	1,283	1.4	1,891	2.5	(608)	(32.2)
Total revenues	$88,573	100.0%	$76,771	100.0%	$11,802	15.4%

Commissions. Our commission revenues for the three months ended March 31, 2016 and 2015, and the resulting dollar and percentage changes, were as follows:

	Three Months Ended March 31,
			$	%
	2016	2015	Change	Change
	($ in thousands)
Variable transaction fees
U.S. high-grade	$31,568	$26,887	$4,681	17.4%
Other credit	30,921	23,753	7,168	30.2
Liquid products	620	701	(81)	(11.6)
Total variable transaction fees	63,109	51,341	11,768	22.9
Distribution fees
U.S. high-grade	14,224	13,950	274	2.0
Other credit	1,500	1,446	54	3.7
Liquid products	260	281	(21)	(7.5)
Total distribution fees	15,984	15,677	307	2.0
Total commissions	$79,093	$67,018	$12,075	18.0%

Variable Transaction Fees

The following table shows the extent to which the increase in variable transaction fees for the three months ended March 31, 2016 was attributable to changes in transaction volumes and variable transaction fees per million:

	Change from the Three Months Ended March 31, 2015
	U.S. High-Grade	Other Credit	Liquid Products	Total
	(In thousands)
Volume increase (decrease)	$5,982	$10,289	$(57)	$16,214
Variable transaction fee per million (decrease)	(1,301)	(3,121)	(24)	(4,446)
Total commissions increase (decrease)	$4,681	$7,168	$(81)	$11,768

Our trading volumes for the three months ended March 31, 2016 and 2015 were as follows:

	Three Months Ended March 31,
			$	%
	2016	2015	Change	Change
Trading Volume Data (in millions)
U.S. high-grade - fixed rate	$170,219	$137,987	$32,232	23.4%
U.S. high-grade - floating rate	7,507	7,395	112	1.5
Total U.S. high-grade	177,726	145,382	32,344	22.2
Other credit	116,974	81,619	35,355	43.3
Liquid products	15,320	16,675	(1,355)	(8.1)
Total	$310,020	$243,676	$66,344	27.2%

Number of U.S. Trading Days	61	61
Number of U.K. Trading Days	62	63

For volume reporting purposes, transactions in foreign currencies are converted to U.S. dollars at average monthly rates. The 22.2% increase in our U.S. high-grade volume was principally due to an increase in our estimated market share of adjusted total U.S. high-grade corporate bond volume as reported by Financial Industry Regulatory Authority (“FINRA”) Trade Reporting and Compliance Engine (“TRACE”) from 13.7 % for the three months ended March 31, 2015 to 14.9% for the three months ended March 31, 2016, coupled with an increase in overall market volume as measured by FINRA TRACE.  We adjusted the reported U.S. high-grade TRACE volumes to eliminate  the increased reporting of affiliate back-to-back trades by certain broker-dealers that occurred from April 2014 through October 2015. Adjusted FINRA TRACE U.S. high-grade volume increased 12.3% to $1.2 trillion for the three months ended March 31, 2016 from $1.1 trillion for the three months ended March 31, 2015.  Based on information provided by FINRA, we believe that the TRACE volumes, as adjusted by us, provide a more accurate comparison to prior period reporting. We have provided a reconciliation of the reported U.S. high-grade TRACE volumes to the adjusted U.S. high-grade TRACE volumes in the “Investor Relations” section of our website.

Other credit volumes increased by 43.3% for the three months ended March 31, 2016 compared to the three months ended March 31, 2015, primarily due to increases of 54% in Eurobond volume, 45% in high-yield bond volume and 36% in emerging markets bond volume. Liquid products volume (excluding credit derivatives) decreased by 8.2% for the three months ended March 31, 2016 compared to the three months ended March 31, 2015, due mainly to a 14.6% decrease in U.S. agency bond market volume.

Our average variable transaction fee per million for the three months ended March 31, 2016 and 2015 was as follows:

	Three Months Ended March 31,
	2016	2015
Average Variable Transaction fee per million
U.S. high-grade - fixed rate	$184	$192
U.S. high-grade - floating rate	36	46
Total U.S. high-grade	178	185
Other credit	264	291
Liquid products	40	42
Total	204	211

Total U.S. high-grade average variable transaction fee per million decreased to $178 per million for the three months ended March 31, 2016 from $185 per million for the three months ended March 31, 2015 principally as a result of the migration of certain of our broker-dealer clients from an all-variable fee plan to a plan that incorporates a monthly distribution fee. Other credit average variable transaction fee per million decreased to $264 per million for the three months ended March 31, 2016 from $291 per million for the three months ended March 31, 2015 due to a larger percentage of volume in products that carry lower fees per million, principally Eurobond and emerging market sovereign bonds.

Distribution Fees

U.S. high-grade distribution fees increased $0.3 million principally due to an increase in unused monthly fee commitments under our all variable fee plan.

Information and Post-Trade Services. Information and post-trade services revenues increased by $0.1 million. The change in foreign currency exchange rates had the effect of decreasing information and post-trade services revenue by $0.4 million for the three months ended March 31, 2016. Excluding the negative impact of foreign exchange, information services revenue increased $0.6 million as a result of new data contracts.  Our transaction reporting business processed approximately 301 million and 279 million transactions for the three months ended March 31, 2016 and 2015, respectively.

Investment Income. Investment income increased by $0.2 million primarily due to a higher investment balance in 2016.

Other. Other income decreased by $0.6 million principally due to the wind-down of a professional consulting service engagement.

Expenses

Our expenses for the three months ended March 31, 2016 and 2015, and the resulting dollar and percentage changes were as follows:

	Three Months Ended March 31,
	2016		2015
		% of		% of	$	%
	$	Revenues	$	Revenues	Change	Change
	($ in thousands)
Expenses
Employee compensation and benefits	$24,527	27.7%	$21,174	27.6%	$3,353	15.8%
Depreciation and amortization	4,681	5.3	4,612	6.0	69	1.5
Technology and communications	4,304	4.9	4,338	5.7	(34)	(0.8)
Professional and consulting fees	3,862	4.4	3,282	4.3	580	17.7
Occupancy	1,161	1.3	992	1.3	169	17.0
Marketing and advertising	1,778	2.0	1,192	1.6	586	49.2
General and administrative	3,890	4.4	2,679	3.5	1,211	45.2
Total expenses	$44,203	49.9%	$38,269	49.9%	$5,934	15.5%

Employee Compensation and Benefits. Employee compensation and benefits increased by $3.4 million primarily due to a $2.5 million increase in salaries and benefits as a result of higher employee headcount, a $0.5 million increase in stock-based compensation resulting from higher employee equity awards granted in 2016, and higher employee incentive compensation of $0.4 million, which is tied to operating performance.

Depreciation and Amortization. Depreciation and amortization increased by $0.1 million primarily due to higher amortization of software development costs of $0.2 million offset by lower amortization expense of acquired intangible assets. For the three months ended March 31, 2016 and 2015, $2.7 million and $0.8 million, respectively, of equipment purchases and leasehold improvements and $3.3 million and $2.7 million, respectively, of software development costs were capitalized.

Technology and Communications.  Technology and communication expenses were $4.3 million for both the three months ended March 31, 2016 and 2015.

Professional and Consulting Fees. Professional and consulting fees increased by $0.6 million due to higher technology consulting costs of $0.2 million, recruiting fees of $0.2 million and consulting fees associated with new system implementations of $0.2 million.

Occupancy. Occupancy costs increased by $0.2 million primarily due to rent associated with additional New York City office space that was occupied in April 2015.

Marketing and Advertising. Marketing and advertising expenses increased by $0.6 million primarily due to higher sales related travel and entertainment costs of $0.4 million.

General and Administrative. General and administrative expenses increased by $1.2 million primarily due to higher clearing costs of $1.1 million.

Provision for Income Tax. The $1.5 million increase in the tax provision was primarily attributable to higher pre-tax income offset by a lower effective tax rate. Our consolidated effective tax rate for the three months ended March 31, 2016 was 34.7%, compared to 36.1% for the three months ended March 31, 2015. The decrease was principally due to a higher percentage of income attributable to lower tax jurisdictions. Our consolidated effective tax rate can vary from period to period depending on, among other factors, the geographic mix of our earnings and changes in tax legislation and tax rates.

Liquidity and Capital Resources

During the past three years, we have met our cash needs through cash on hand and internally generated funds. Cash and cash equivalents and investments totaled $285.2 million at March 31, 2016.

In January 2013, we entered into a three-year credit agreement that provides for revolving loans and letters of credit up to an aggregate of $50.0 million. In October 2015, we entered into an amended and restated credit agreement (the “Credit Agreement”) that increased the borrowing capacity to an aggregate of $100 million, including a $5.0 million sub-limit for standby letters of credit. The Credit Agreement will mature in October 2017. As of March 31, 2016, we had $1.1 million in letters of credit outstanding leaving $98.9 million available to borrow under the Credit Agreement. Subject to satisfaction of certain specified conditions, we are permitted to upsize the borrowing capacity under the Credit Agreement by an additional $50.0 million.

Our cash flows were as follows:

	Three Months Ended March 31,
			$	%
	2016	2015	Change	Change
	($ in thousands)
Net cash (used in) provided by operating activities	$(57,383)	$10,034	$(67,417)	(671.9)%
Net cash provided by (used in) investing activities	6,339	(1,048)	7,387	(704.9)
Net cash (used in) financing activities	(10,685)	(17,241)	6,556	(38.0)
Effect of exchange rate changes on cash and cash equivalents	(4)	379	(383)	(101.1)
Net (decrease) for the period	$(61,733)	$(7,876)	$(53,857)	683.8%

The $67.4 million decrease in net cash (used in) provided by operating activities was primarily due to a net increase in corporate debt trading investments of $73.2 million offset by an increase in net income of $4.4 million and a decrease in working capital of $1.7 million.

The $7.4 million increase in net cash provided by (used in) investing activities was primarily due to a reduction of $9.6 million in net purchases of available-for-sale investments offset by an increase in capital expenditures of $2.2 million.

The $6.6 million decrease in net cash used in financing activities was principally due to a decrease of $7.7 million in repurchases of our common stock and higher excess tax benefits from stock-based compensation of $2.0 million, offset by a $2.2 million increase in the cash dividend paid on common stock.

Free cash flow is defined as cash flow from operating activities excluding net purchases of corporate debt trading investments less expenditures for furniture, equipment and leasehold improvements and capitalized software development costs. For the 12 months ended March 31, 2016 and 2015, free cash flow was $108.4 million and $95.8 million, respectively. Free cash flow is a non-GAAP financial measure. We believe that this non-GAAP financial measure, when taken into consideration with the corresponding GAAP financial measures, is important in gaining an understanding of our financial strength and cash flow generation.

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

Certain of our U.S. subsidiaries are registered as a broker-dealer or a SEF and therefore are subject to the applicable rules and regulations of the SEC and the CFTC. These rules contain minimum net capital requirements, as defined in the applicable regulations, and also may require a significant part of the registrants’ assets be kept in relatively liquid form. Certain of our foreign subsidiaries are regulated by the Financial Conduct Authority in the U.K. or Ontario Securities Commission in Canada and must maintain financial resources, as defined in the applicable regulations, in excess of the applicable financial resources requirement. As of March 31, 2016, each of our subsidiaries that are subject to these regulations had net capital or financial resources in excess of their minimum requirements. As of March 31, 2016, our subsidiaries maintained aggregate net capital and financial resources that were $115.9 million in excess of the required levels of $9.8 million.

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

As of March 31, 2016, the amount of unrestricted cash held by our non-U.S. subsidiaries was $46.0 million. We have determined that unremitted earnings of our foreign subsidiaries are considered indefinitely reinvested outside of the U.S. Any repatriation of such foreign earnings by way of dividend may be subject to both U.S. federal and state income taxes, reduced by applicable foreign tax credits. However, we do not have any current needs or foreseeable plans to repatriate cash by way of dividends from our non-U.S. subsidiaries.

We execute certain bond transactions between and among institutional investor and broker-dealer clients on a matched principal basis by serving as counterparty to both the buyer and the seller in trades which settle through a third-party clearing broker. Settlement typically occurs within one to three trading days after the trade date. Cash settlement of the transaction occurs upon receipt or delivery of the underlying instrument that was traded. For the three months ended March 31, 2016 and 2015, revenues from matched principal trading were approximately $7.5 million and $3.5 million, respectively. Under securities clearing agreements with third party clearing brokers, we maintain collateral deposits with each clearing broker in the form of cash. As of March 31, 2016, the amount of the collateral deposits included in prepaid expenses and other assets in the Consolidated Statements of Financial Condition was $1.5 million. For the three months ended March 31, 2016, and 2015, clearing expenses associated with matched principal transactions were $1.8 million and $0.7 million, respectively, and are classified under general and administrative expense on the Consolidated Statements of Operations. We are exposed to credit risk in the event a counterparty does not fulfill its obligation to complete a transaction. Pursuant to the terms of the securities clearing agreements between us and our clearing brokers, the clearing brokers have the right to charge us for losses resulting from a counterparty credit failure. The losses are not capped at a maximum amount and apply to all trades executed through such clearing broker. We did not record any liabilities or losses with regard to this right for the three months ended March 31, 2016 and 2015.

In the ordinary course of business, we enter into contracts that contain a variety of representations, warranties and general indemnifications. Our maximum exposure from any claims under these arrangements is unknown, as this would involve claims that have not yet occurred. However, based on past experience, we expect the risk of material loss to be remote.

In January 2016, our Board of Directors authorized a new two-year share repurchase program for up to $25.0 million of our common stock. Shares repurchased under the program will be held in treasury for future use.

In April 2016, our Board of Directors approved a quarterly cash dividend of $0.26 per share payable on May 26, 2016 to stockholders of record as of the close of business on May 12, 2016. Any future declaration and payment of dividends will be at the sole discretion of our Board of Directors. Our Board of Directors may take into account such matters as general business conditions, our financial results, capital requirements, contractual obligations, legal, and regulatory restrictions on the payment of dividends to our stockholders or by our subsidiaries to their respective parent entities, and any such other factors as the Board of Directors may deem relevant.

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

Contractual Obligations and Commitments

Since December 31, 2015, we have not had any material changes outside the ordinary course of our business to our contractual obligations and commitments.

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

As of March 31, 2016, we had $146.0 million of investments, which were primarily invested in corporate bonds and classified as securities available-for-sale or trading securities. Adverse movements, such as a 10% decrease in the value of these securities or a downturn or disruption in the markets for these securities, could result in a substantial loss. In addition, principal gains and losses resulting from these securities could on occasion have a disproportionate effect, positive or negative, on our financial condition and results of operations for any particular reporting period.

Interest Rate Risk

Interest rate risk represents our exposure to interest rate changes with respect to our cash, cash equivalents and investments. As of March 31, 2016, our cash and cash equivalents and investments amounted to $138.0 million. A hypothetical five basis point decrease in short-term interest rates would decrease our annual pre-tax earnings by approximately $0.1 million, assuming no change in the amount or composition of our cash and cash equivalents.

As of March 31, 2016, a hypothetical 100 basis point increase or decrease in interest rates would decrease or increase the fair value of the securities available-for-sale investment portfolio by approximately $0.7 million, assuming no change in the amount or composition of the investments.  The hypothetical unrealized gain (loss) of $0.7 million would be recognized in other comprehensive income on the Consolidated Statements of Financial Condition.

A similar increase or decrease in interest rates would decrease or increase the fair value of the trading securities portfolio by approximately $0.8 million.  The hypothetical unrealized gain (loss) of $0.8 million would be recognized in other income in the Consolidated Statements of Operations.

We do not maintain an inventory of bonds that are traded on our platform.

Derivative Risk

Our limited derivative risk stems from our activities in the foreign currency forward contract market. We use this market to mitigate our U.S. dollar versus Pound Sterling exposure that arises from the activities of our U.K. subsidiaries. As of March 31, 2016, the fair value of the notional amount of our foreign currency forward contract was $51.7 million. We do not speculate in any derivative instruments.

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

In the process of executing matched principal transactions, miscommunications and other errors by our clients can arise whereby one of the counterparties to the transaction rejects the trade or otherwise refuses to settle their side of the transaction on the terms recorded by our platform. Although we maintain a clearly erroneous trade policy for Open Trading™ transactions in order to promote the integrity of the platform and to maintain safeguards, these unsettled or rejected trades can still create a potential liability for our subsidiary involved in the trade. If we are required to hold a position as a result of an error or a failure to deliver is prolonged, we may also incur additional financing costs or regulatory capital charges. Depending on the cause, number and value of the trades that are the subject of an alleged error or dispute, such trades have the potential to have a material adverse effect on our financial condition and results of operations.

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

Item 4. Controls and Procedures

(a)  Evaluation of Disclosure Controls and Procedures. Our management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our “disclosure controls and procedures, ” as that term is defined in Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of March 31, 2016. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective to ensure that information required to be disclosed by MarketAxess in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and to ensure that information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

(b)  Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2016 identified in connection with the evaluation thereof by our management, including the Chief Executive Officer and Chief Financial Officer, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

There have been no material changes in our risk factors from those disclosed in our most recent Form 10-K for the year ended December 31, 2015. For a discussion of the risk factors affecting the Company, see “Risk Factors” in Part I, Item 1A of our 2015 Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

During the quarter ended March 31, 2016, we repurchased the following shares of common stock:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans and Programs	Dollar Value of Shares That May Yet Be Purchased Under the Plans and Programs
				(In thousands)
January 1, 2016 -- January 31, 2016	45,240	$109.61	448	$38,823
February 1, 2016 -- February 29, 2016	4,919	112.96	—	25,000
March 1, 2016 -- March 31, 2016	9,404	122.70	9,404	23,846
	59,563	$109.09	9,852

During the three months ended March 31, 2016, we repurchased 59,563 shares of common stock.  The repurchases included 49,711 shares surrendered by employees to us to satisfy the exercise price and withholding tax obligations upon the vesting of restricted shares and the exercise of stock options and 9,852 shares repurchased in connection with our share repurchase programs.

In January 2014, our Board of Directors authorized a share repurchase program for up to $35.0 million of our common stock. In July 2014, our Board of Directors increased the authorization under the share repurchase program by an additional $65.0 million of our common stock. The share repurchase program expired on February 29, 2016.  In January 2016, our Board of Directors authorized a new two-year share repurchase program for up to $25.0 million of our common stock. For the three months ended March 31, 2016, we repurchased 9,852 shares of common stock at a cost of $1.2 million. As of March 31, 2016, approximately $23.8 million remains authorized for repurchase under the program.  Shares repurchased under each program will be held in treasury for future use.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Listing:

Number	Description
10.1

Form of Performance Share Award Agreement Pursuant to the MarketAxess Holdings, Inc. 2012 Incentive Plan (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K dated January 25, 2016)

10.2

Form of Restricted Stock Unit Agreement Pursuant to the MarketAxess Holdings, Inc. 2012 Incentive Plan (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K dated January 25, 2016)

10.3

Form of Incentive Stock Option Agreement Pursuant to the MarketAxess Holdings, Inc. 2012 Incentive Plan (incorporated by reference to Exhibit 10.3 to the registrant’s Current Report on Form 8-K dated January 25, 2016)

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

**

Attached as Exhibit 101 to this Quarterly Report on Form 10-Q are the following materials, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Financial Condition as of March 31, 2016 and December 31, 2015; (ii) Consolidated Statements of Operations for the Three Months Ended March 31, 2016 and 2015; (iii) Consolidated Statements of Comprehensive Income for the Three Months Ended March 31, 2016 and 2015; (iv) Consolidated Statement of Stockholders’ Equity for the Three Months Ended March 31, 2016; (v) Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2016 and 2015; and (vi) Notes to the Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MARKETAXESS HOLDINGS INC.

Date: April 28, 2016	By:	/s/ RICHARD M. MCVEY
Richard M. McVey
Chief Executive Officer
(principal executive officer)

Date: April 28, 2016	By:	/s/ ANTONIO L. DELISE
Antonio L. DeLise
Chief Financial Officer
(principal financial and accounting officer)