Form 10-Q
period 2016-06-30
MARKETAXESS HOLDINGS INC
filed 2016-07-29
CIK 1278021

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

or

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

As of July 28, 2016, the number of shares of the Registrant’s voting common stock outstanding was 37,627,445.

MARKETAXESS HOLDINGS INC.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2016

PART I — Financial Information

Item 1. Financial Statements

MARKETAXESS HOLDINGS INC.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Unaudited)

	As of
	June 30, 2016	December 31, 2015
	(In thousands, except share and per share amounts)
ASSETS
Cash and cash equivalents	$153,275	$199,728
Investments, at fair value	146,330	84,706
Accounts receivable, net of allowance of $178 and $109 as of June 30, 2016 and December 31, 2015, respectively	62,860	40,459
Goodwill and intangible assets, net of accumulated amortization	63,635	64,142
Furniture, equipment, leasehold improvements and capitalized software, net of accumulated depreciation and amortization	31,495	30,897
Prepaid expenses and other assets	13,463	9,880
Deferred tax assets, net	6,057	9,229
Total assets	$477,115	$439,041

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Accrued employee compensation	$20,212	$29,296
Income and other tax liabilities	3,000	4,463
Deferred revenue	2,606	2,312
Accounts payable, accrued expenses and other liabilities	15,146	12,257
Total liabilities	40,964	48,328

Commitments and Contingencies (Note 10)	—	—

Stockholders’ equity
Preferred stock, $0.001 par value, 4,855,000 shares authorized, no shares issued and outstanding as of June 30, 2016 and December 31, 2015	—	—
Series A Preferred Stock, $0.001 par value, 110,000 shares authorized, no shares issued and outstanding as of June 30, 2016 and December 31, 2015	—	—
Common stock voting, $0.003 par value, 110,000,000 shares authorized, 40,087,466 shares and 39,821,519 shares issued and 37,636,794 shares and 37,409,274 shares outstanding as of June 30, 2016 and December 31, 2015, respectively	120	121
Common stock non-voting, $0.003 par value, 10,000,000 shares authorized, no shares issued and outstanding as of June 30, 2016 and December 31, 2015	—	—
Additional paid-in capital	333,279	321,215
Treasury stock - Common stock voting, at cost, 2,450,672 and 2,412,245 shares as of June 30, 2016 and December 31, 2015, respectively	(98,805)	(93,405)
Retained earnings	210,606	168,011
Accumulated other comprehensive loss	(9,049)	(5,229)
Total stockholders’ equity	436,151	390,713
Total liabilities and stockholders’ equity	$477,115	$439,041

The accompanying notes are an integral part of these consolidated financial statements.

MARKETAXESS HOLDINGS INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(In thousands, except per share amounts)
Revenues
Commissions	$86,239	$66,412	$165,332	$133,430
Information and post-trade services	8,586	7,632	16,365	15,311
Investment income	517	190	935	373
Other	1,297	1,257	2,580	3,148
Total revenues	96,639	75,491	185,212	152,262

Expenses
Employee compensation and benefits	25,815	20,593	50,342	41,767
Depreciation and amortization	4,540	4,603	9,221	9,215
Technology and communications	4,277	3,967	8,581	8,305
Professional and consulting fees	4,245	3,011	8,107	6,293
Occupancy	1,225	1,232	2,386	2,224
Marketing and advertising	1,824	1,764	3,602	2,956
General and administrative	4,162	3,262	8,052	5,941
Total expenses	46,088	38,432	90,291	76,701
Income before income taxes	50,551	37,059	94,921	75,561
Provision for income taxes	17,425	12,821	32,832	26,730
Net income	$33,126	$24,238	$62,089	$48,831

Net income per common share
Basic	$0.90	$0.66	$1.69	$1.33
Diluted	$0.88	$0.64	$1.65	$1.30

Cash dividends declared per common share	$0.26	$0.20	$0.52	$0.40

Weighted average shares outstanding
Basic	36,876	36,699	36,826	36,703
Diluted	37,748	37,642	37,710	37,634

The accompanying notes are an integral part of these consolidated financial statements.

MARKETAXESS HOLDINGS INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(In thousands)
Net income	$33,126	$24,238	$62,089	$48,831
Net cumulative translation adjustment and foreign currency exchange hedge, net of tax of $2,089, $(166), $4,101 and $(160), respectively	(1,804)	(266)	(4,041)	(316)
Net unrealized gain (loss) on securities available-for-sale, net of tax of $21, $(43), $136 and $(4), respectively	34	(69)	221	(6)
Comprehensive Income	$31,356	$23,903	$58,269	$48,509

The accompanying notes are an integral part of these consolidated financial statements.

MARKETAXESS HOLDINGS INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

			Treasury
			Stock -		Accumulated
	Common	Additional	Common		Other	Total
	Stock	Paid-In	Stock	Retained	Comprehen-	Stockholders’
	Voting	Capital	Voting	Earnings	sive Loss	Equity
	(In thousands)
Balance at December 31, 2015	$121	$321,215	$(93,405)	$168,011	$(5,229)	$390,713
Net income	—	—	—	62,089	—	62,089
Cumulative translation adjustment and foreign currency exchange hedge, net of tax	—	—	—	—	(4,041)	(4,041)
Unrealized gain on securities available-for-sale, net of tax	—	—	—	—	221	221
Stock-based compensation	—	6,937	—	—	—	6,937
Exercise of stock options	—	2,138	—	—	—	2,138
Withholding tax payments on restricted stock vesting and stock option exercises	(1)	(5,584)	—	—	—	(5,585)
Excess tax benefits from stock-based compensation	—	8,573	—	—	—	8,573
Repurchases of common stock	—	—	(5,400)	—	—	(5,400)
Cash dividend on common stock	—	—	—	(19,494)	—	(19,494)
Balance at June 30, 2016	$120	$333,279	$(98,805)	$210,606	$(9,049)	$436,151

The accompanying notes are an integral part of these consolidated financial statements.

MARKETAXESS HOLDINGS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2016	2015
	(In thousands)
Cash flows from operating activities
Net income	$62,089	$48,831
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	9,221	9,215
Stock-based compensation expense	6,937	6,025
Deferred taxes	307	858
Other	646	1,201
Changes in operating assets and liabilities:
(Increase) in accounts receivable	(22,677)	(13,197)
(Increase) in prepaid expenses and other assets	(3,574)	(5,907)
(Increase) in corporate debt trading investments	(72,396)	—
(Increase) in mutual funds held in rabbi trust	(1,284)	—
(Decrease) in accrued employee compensation	(9,084)	(9,201)
(Decrease) increase in income and other tax liabilities	(1,856)	1,336
Increase in deferred revenue	294	185
Increase in accounts payable, accrued expenses and other liabilities	2,708	1,249
Net cash (used in) provided by operating activities	(28,669)	40,595
Cash flows from investing activities
Available-for-sale investments:
Proceeds from maturities	20,000	15,328
Purchases	(8,065)	(19,098)
Purchases of furniture, equipment and leasehold improvements	(3,904)	(2,345)
Capitalization of software development costs	(6,142)	(4,816)
Other	99	(4)
Net cash provided by (used in) investing activities	1,988	(10,935)
Cash flows from financing activities
Cash dividend on common stock	(19,313)	(14,862)
Exercise of stock options	2,138	990
Withholding tax payments on restricted stock vesting and stock option exercises	(5,585)	(4,243)
Excess tax benefits from stock-based compensation	8,573	3,755
Repurchases of common stock	(5,400)	(14,464)
Net cash (used in) financing activities	(19,587)	(28,824)
Effect of exchange rate changes on cash and cash equivalents	(185)	(497)
Cash and cash equivalents
Net (decrease) increase for the period	(46,453)	339
Beginning of period	199,728	168,924
End of period	$153,275	$169,263

The accompanying notes are an integral part of these consolidated financial statements.

MARKETAXESS HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Organization and Principal Business Activity

MarketAxess Holdings Inc. (the “Company” or “MarketAxess”) was incorporated in the State of Delaware on April 11, 2000. Through its subsidiaries, MarketAxess operates a leading electronic trading platform that enables fixed-income market participants to efficiently trade corporate bonds and other types of fixed-income instruments using MarketAxess' patented trading technology. Over 1,100 institutional investor and broker-dealer firms are active users of the MarketAxess trading platform, accessing global liquidity in U.S. high-grade corporate bonds, emerging markets and high-yield bonds, European bonds, U.S. agency bonds, municipal bonds, credit default swaps and other fixed-income securities. Through its Open Trading™ protocols, MarketAxess executes certain bond transactions between and among institutional investor and broker-dealer clients on a matched principal basis by serving as counterparty to both the buyer and the seller in trades which then settle through a third-party clearing broker. MarketAxess also offers a number of trading-related products and services, including: market data to assist clients with trading decisions; connectivity solutions that facilitate straight-through processing; technology services to optimize trading environments; and execution services for exchange-traded fund managers and other clients. Through its Trax® division, MarketAxess also offers a range of pre- and post-trade services, including trade matching, regulatory transaction reporting and market and reference data, across a range of fixed-income products.

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

The Company assesses whether an other-than-temporary impairment loss on the available-for-sale investments has occurred due to declines in fair value or other market conditions. The portion of an other-than-temporary impairment related to credit loss is recorded as a charge in other income in the Consolidated Statements of Operations. The remainder is recognized in accumulated other comprehensive loss if the Company does not intend to sell the security and it is more likely than not that the Company will not be required to sell the security prior to recovery. No charges for other-than-temporary losses were recorded during the six months ended June 30, 2016 and 2015.

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

Recent Accounting Pronouncements

In June 2016, the Financial Accounting Standards Board (“FASB”) FASB issued Accounting Standards Update (“ASU”) 2016-13, “Financial Instruments – Credit Losses (Topic 326) (“ASU 2016-13”).  ASU 2016-13 is intended to require timelier recording of credit losses with respect to loans and other financial instruments.   The ASU will be effective for the Company beginning January 1, 2020 and early adoption is permitted. The Company is in the process of determining the method of adoption and assessing the impact of ASU 2016-13 on the Company’s Consolidated Financial Statements.

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers” (“ASU 2014-09”) and has subsequently issued a series of modifying ASUs that will not change the core principle of the guidance stated in ASU 2014-09. The core principle of ASU 2014-09 is that an entity should recognize revenue for the transfer of goods or services equal to the amount that it expects to be entitled to receive for those goods or services. The modifying ASUs include: (i) ASU 2016-12, “Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients”, issued in May 2016; (ii) (ASU 2016-10, “Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing”, issued in April 2016; and (iii) ASU 2016-08, “Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net)”, issued in March 2016.   The ASUs issued in 2016 will have the same effective date and transition requirements as the new revenue standard issued in ASU 2014-09.  The Company is in the process of determining the method of adoption and assessing the impact of ASU 2014-09 and its subsequent updates on the Company’s Consolidated Financial Statements.

In March 2016, the FASB issued ASU 2016-09, “Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting” (“ASU 2016-09”). ASU 2016-09 simplifies several aspects related to the accounting for share-based payment transactions, including the accounting for income taxes, statutory tax withholding requirements and classification on the statement of cash flows. ASU 2016-09 will be effective for the Company beginning January 1, 2017 and early adoption is permitted. The Company is currently in the process of determining the method of adoption and assessing the impact of ASU 2016-09 on the Company's Consolidated Financial Statements.

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

3. Net Capital Requirements

Certain U.S. subsidiaries of the Company are registered as a broker-dealer or swap execution facility and therefore are subject to the applicable rules and regulations of the SEC and the Commodity Futures Trading Commission. These rules contain minimum net capital requirements, as defined in the applicable regulations, and also may require a significant part of the registrants’ assets be kept in relatively liquid form. Certain of the Company’s foreign subsidiaries are regulated by the Financial Conduct Authority in the U.K. or Ontario Securities Commission in Canada and must maintain financial resources, as defined in the applicable regulations, in excess of the applicable financial resources requirement. As of June 30, 2016, each of the Company’s subsidiaries that are subject to these regulations had net capital or financial resources in excess of their minimum requirements. As of June 30, 2016, the Company’s subsidiaries maintained aggregate net capital and financial resources that was $116.8 million in excess of the required levels of $10.0 million.

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

	Level 1	Level 2	Level 3	Total
	(In thousands)
As of June 30, 2016
Money market funds	$36,970	$—	$—	$36,970
Securities available-for-sale
Corporate debt	—	72,650	—	72,650
Trading securities
Corporate debt	—	72,396	—	72,396
Mutual funds held in rabbi trust	—	1,284	—	1,284
Foreign currency forward position	—	5,518	—	5,518
Total	$36,970	$151,848	$—	$188,818

As of December 31, 2015
Money market funds	$61,913	$—	$—	$61,913
Securities available-for-sale
Corporate debt	—	82,671	—	82,671
Municipal securities	—	2,035	—	2,035
Foreign currency forward position	—	354	—	354
Total	$61,913	$85,060	$—	$146,973

Securities classified within Level 2 were valued using a market approach utilizing prices and other relevant information generated by market transactions involving comparable assets. The foreign currency forward contracts are classified within Level 2 as the valuation inputs are based on quoted market prices. The mutual funds held in a rabbi trust represent investments associated with the deferred cash incentive plan. See Note 14 to these Consolidated Financial Statements for further discussion of the deferred cash incentive plan.  There were no financial assets classified within Level 3 during the six months ended June 30, 2016 and 2015.

  The Company enters into foreign currency forward contracts to hedge the net investment in the Company’s U.K. subsidiaries. The Company designates each foreign currency forward contract as a hedge and assesses the risk management objective and strategy, including identification of the hedging instrument, the hedged item and the risk exposure and how effectiveness is to be assessed prospectively and retrospectively. These hedges are for a one-month period and are used to limit exposure to foreign currency exchange rate fluctuations. The fair value of the asset is included in prepaid expenses and other assets and the fair value of the liability is included in accounts payable, accrued expenses and other liabilities in the Consolidated Statements of Financial Condition. Gains or

losses on foreign currency forward contracts designated as hedges are included in accumulated other comprehensive loss in the Consolidated Statements of Financial Condition.  A summary of the Company’s foreign currency forward position is as follows:

	As of
	June 30, 2016	December 31, 2015
	(In thousands)
Notional value	$58,463	$45,716
Fair value of notional	52,945	45,362
Fair value of the asset	$5,518	$354

The following is a summary of the Company’s investments:

		Gross	Gross	Estimated
	Amortized	unrealized	unrealized	fair
	cost	gains	losses	value
	(In thousands)
As of June 30, 2016
Securities available-for-sale
Corporate debt	$72,558	$116	$(24)	$72,650
Total securities available-for-sale	72,558	116	(24)	72,650

Trading securities
Corporate debt	72,119	292	(15)	72,396
Mutual funds held in rabbi trust	1,167	117	—	1,284
Total trading securities	73,286	409	(15)	73,680

Total investments	$145,844	$525	$(39)	$146,330

As of December 31, 2015
Securities available-for-sale
Corporate debt	$82,937	$4	$(270)	$82,671
Municipal securities	2,035	—	—	2,035
Total securities available-for-sale	$84,972	$4	$(270)	$84,706

The following table summarizes the fair value of the investments based upon the contractual maturities:

	As of
	June 30, 2016	December 31, 2015
	(In thousands)
Less than one year	$68,122	$37,694
Due in 1 - 5 years	78,208	47,012
Total	$146,330	$84,706

Proceeds from the sales and maturities of investments during the six months ended June 30, 2016 and 2015 were $29.6 million and $15.3 million, respectively.

The following table provides fair values and unrealized losses on investments and by the aging of the securities’ continuous unrealized loss position as of June 30, 2016 and December 31, 2015:

	Less than Twelve Months		Twelve Months or More		Total
	Estimated	Gross	Estimated	Gross	Estimated	Gross
	fair	unrealized	fair	unrealized	fair	unrealized
	value	losses	value	losses	value	losses
	(In thousands)
As of June 30, 2016
Corporate debt	$23,507	$(39)	$—	$—	$23,507	$(39)

As of December 31, 2015
Corporate debt	$70,651	$(270)	$—	$—	$70,651	$(270)

5. Goodwill and Intangible Assets

Goodwill and intangible assets with indefinite lives was $59.7 million as of both June 30, 2016 and December 31, 2015. Intangible assets that are subject to amortization, including the related accumulated amortization, are comprised of the following:

	June 30, 2016			December 31, 2015
	Cost	Accumulated Amortization	Net Carrying Amount	Cost	Accumulated Amortization	Net Carrying Amount
	(In thousands)
Technology	$5,770	$(5,770)	$—	$5,770	$(5,492)	$278
Customer relationships	5,644	(1,722)	3,922	5,668	(1,553)	4,115
Non-competition agreements	380	(380)	—	380	(359)	21
Tradenames	370	(370)	—	370	(353)	17
Total	$12,164	$(8,242)	$3,922	$12,188	$(7,757)	$4,431

Amortization expense associated with identifiable intangible assets was $0.5 million and $1.1 million for the six months ended June 30, 2016 and 2015, respectively. Estimated total amortization expense is $0.7 million for 2016, and $0.4 million for each of 2017, 2018, 2019 and 2020.

6. Income Taxes

The provision for income taxes consists of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(In thousands)
Current:
Federal	$10,546	$9,774	$17,624	$17,090
State and local	1,871	1,720	3,160	3,198
Foreign	1,750	1,434	2,885	1,955
Total current provision	14,167	12,928	23,669	22,243
Deferred:
Federal	2,836	64	7,813	3,904
State and local	406	6	1,119	630
Foreign	16	(177)	231	(47)
Total deferred provision	3,258	(107)	9,163	4,487
Provision for income taxes	$17,425	$12,821	$32,832	$26,730

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

7. Stock-Based Compensation Plans

Stock-based compensation expense for the three and six months ended June 30, 2016 and 2015 was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(In thousands)
Employees	$3,299	$2,900	$6,575	$5,639
Non-employee directors	144	150	362	386
Total stock-based compensation	$3,443	$3,050	$6,937	$6,025

The Company records stock-based compensation for employees in employee compensation and benefits and for non-employee directors in general and administrative expenses in the Consolidated Statements of Operations.

   During the six months ended June 30, 2016, the Company granted to employees a total of 94,915 shares of restricted stock or restricted stock units, performance-based shares with an expected pay-out at target of 48,899 shares of common stock and 112,988 options to purchase shares of common stock. The fair value of the restricted stock and performance-based share awards was based on a weighted-average fair value per share at the grant date of $102.53 and $102.82, respectively. Based on the Black-Scholes option pricing model, the weighted-average fair value for each option granted was $31.80 per share.

  As of June 30, 2016, the total unrecognized compensation cost related to all non-vested awards was $28.4 million. That cost is expected to be recognized over a weighted-average period of 2.7 years.

8. Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per common share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(In thousands, except per share amounts)
Net income	$33,126	$24,238	$62,089	$48,831

Basic weighted average shares outstanding	36,876	36,699	36,826	36,703
Dilutive effect of stock options and restricted stock	872	943	884	931
Diluted weighted average shares outstanding	37,748	37,642	37,710	37,634

Basic earnings per share	$0.90	$0.66	$1.69	$1.33
Diluted earnings per share	$0.88	$0.64	$1.65	$1.30

Stock options and restricted stock totaling 91,308 shares and 131,329 shares for the three months ended June 30, 2016 and 2015, respectively, and 164,766 shares and 190,588 shares for the six months ended June 30, 2016 and 2015, respectively, were excluded from the computation of diluted earnings per share because their effect would have been antidilutive. The computation of diluted shares can vary among periods due, in part, to the change in the average price of the Company’s common stock.

9. Credit Agreement

In January 2013, the Company entered into a three-year credit agreement that provided for revolving loans and letters of credit up to an aggregate of $50.0 million. In October 2015, the Company entered into an amended and restated credit agreement (the “Credit Agreement”) that increased the borrowing capacity to an aggregate of $100.0 million, including a $5.0 million sub-limit for standby letters of credit. The Credit Agreement will mature in October 2017. As of June 30, 2016, the Company had $0.9 million in letters of credit outstanding leaving $99.1 million available to borrow under the Credit Agreement. Subject to satisfaction of certain specified conditions, the Company is permitted to upsize the borrowing capacity under the Credit Agreement by an additional $50.0 million.

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

The Company’s existing and future domestic subsidiaries (other than any regulated subsidiary) have guaranteed the Company’s obligations under the Credit Agreement. Subject to customary exceptions and exclusions, the Company’s borrowings under the Credit Agreement are collateralized by first priority pledges (subject to permitted liens) of substantially all of the Company’s personal property assets and the personal property assets of the Company’s domestic subsidiaries that have guaranteed the Credit Agreement, including the equity interests of the Company’s domestic subsidiaries and the equity interests of certain of the Company’s foreign subsidiaries (limited, in the case of the voting equity interests of the foreign subsidiaries, to a pledge of 65% of those equity interests).

The Credit Agreement requires that the Company’s consolidated total leverage ratio tested on the last day of each fiscal quarter not exceed 2.5 to 1.0 and a consolidated interest coverage ratio tested on the last day of each fiscal quarter not be less than 3.5 to 1.0. The Credit Agreement also requires that the Company’s trailing twelve month adjusted EBITDA tested on the last day of each fiscal quarter not be less than $80 million. The Company was in compliance with all applicable covenants at June 30, 2016 and December 31, 2015.

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

10. Commitments and Contingencies

Lease Commitments

The Company leases office space under non-cancelable lease agreements expiring at various dates through 2027. Office space leases are subject to escalation based on certain costs incurred by the landlord. Minimum rental commitments as of June 30, 2016 under such operating leases were as follows (in thousands):

Remainder of 2016	$1,643
2017	3,210
2018	2,930
2019	2,751
2020	2,751
2021 and thereafter	8,028
$21,313

Rental expense was $2.1 million and $1.9 million for the six months ended June 30, 2016 and 2015, respectively, and is included in occupancy expense in the Consolidated Statements of Operations. Rental expense has been recorded based on the total minimum lease payments after giving effect to rent abatement and concessions, which are being amortized on a straight-line basis over the life of the lease. The Company is contingently obligated for standby letters of credit amounting to $0.9 million that were issued to landlords for office space.

The Company has assigned a lease agreement on a leased property to a third party and is contingently liable should the assignee default on future lease obligations through the November 2020 lease termination date.  The aggregate amount of the future lease obligation under this arrangement is $1.2 million as of June 30, 2016.

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

Other

The Company, through two regulated subsidiaries, executes certain bond transactions between and among institutional investor and broker-dealer clients on a matched principal basis by serving as counterparty to both the buyer and the seller in trades which settle through third-party clearing brokers. Settlement typically occurs within one to three trading days after the trade date. Cash settlement of the transaction occurs upon receipt or delivery of the underlying instrument that was traded. For the six months ended June 30, 2016 and 2015, revenues from matched principal trading were approximately $16.4 million and $7.4 million, respectively. Under securities clearing agreements with third party clearing brokers, the Company maintains collateral deposits with each clearing broker in the form of cash. As of June 30, 2016, the amount of the collateral deposits included in prepaid expenses and other assets in the Consolidated Statements of Financial Condition was $1.4 million compared to $1.5 million at December 31, 2015. For the six months ended June 30, 2016 and 2015, clearing expenses associated with matched principal transactions were $3.7 million and $1.4 million, respectively, and are classified under general and administrative expense on the Consolidated Statements of Operations. The Company is exposed to credit risk in the event a counterparty does not fulfill its obligation to complete a transaction or if there is a miscommunication or other error in executing a matched principal transaction. Pursuant to the terms of the securities clearing agreements, the clearing broker has the right to charge the Company for losses resulting from a counterparty credit failure. The losses are not capped at a maximum amount and apply to all trades executed through the clearing broker. The Company did not record any liabilities or losses with regard to this right for the six months ended June 30, 2016 and 2015.

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

11. Customer Concentration

During both the six months ended June 30, 2016 and 2015, no single client accounted for more than 10% of total revenue. One institutional investor client accounted for 15.3% and 14.5% of trading volumes during the six months ended June 30, 2016 and 2015, respectively.

12. Share Repurchase Program

In January 2014, the Board of Directors of the Company authorized a share repurchase program for up to $35.0 million of the Company’s common stock. In July 2014, the Board of Directors increased the authorization under the share repurchase program by an additional $65.0 million of the Company’s common stock. The share repurchase program expired on February 29, 2016. In January 2016, the Board of Directors authorized a new two-year share repurchase program for up to $25.0 million of the Company’s common stock. For the six months ended June 30, 2016, the Company repurchased 41,667 shares of common stock at a cost of $5.4 million. As of June 30, 2016, approximately $19.6 million remains authorized for repurchase under the program.  Shares repurchased under each program will be held in treasury for future use.

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

For the three and six months ended June 30, 2016 and 2015, the U.K. was the only individual foreign country in which the Company had a subsidiary that accounted for 10% or more of the total revenues or total long-lived assets of the Company.  Revenues and long-lived assets are attributed to a geographic area based on the location of the particular subsidiary. Long-lived assets are defined as furniture, equipment, leasehold improvements and capitalized software. Information regarding revenue for the three and six months ended June 30, 2016 and 2015 and long-lived assets as of June 30, 2016 and December 31, 2015 was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(In thousands)
Revenues
United States	$82,144	$65,937	$157,518	$132,390
United Kingdom	14,027	9,200	26,732	19,264
Other	468	354	962	608
Total	$96,639	$75,491	$185,212	$152,262

	As of
	June 30, 2016	December 31, 2015
	(In thousands)
Long-lived assets, as defined
United States	$23,296	$21,968
United Kingdom	8,176	8,910
Other	23	19
Total	$31,495	$30,897

14. Deferred Compensation Plans

In 2015, the Company adopted a non-qualified deferred cash incentive plan for certain officers and other employees. Under the plan, eligible employees may defer up to 100% of their annual cash incentive pay.  The Company has elected to fund its deferred compensation obligations through a rabbi trust.  The rabbi trust is subject to creditor claims in the event of insolvency but such assets are not available for general corporate purposes.  Assets held in the rabbi trust are invested in mutual funds, as selected by the participants, which are designated as trading securities and carried at fair value.  The initial deferrals of $1.2 million occurred in January 2016 and as of June 30, 2016, the fair value of the mutual fund investments was $1.3 million.  Changes in the fair value of securities held in the rabbi trust will be recognized as trading gains and losses and included in other revenues and offsetting increases or decreases in the deferred compensation obligation will be recorded in employee compensation and benefits. For the six months ended June 30, 2016, the trading gains and compensation expense were each $0.1 million.

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

Executive Overview

MarketAxess operates a leading electronic trading platform that enables fixed-income market participants to efficiently trade corporate bonds and other types of fixed-income instruments using our patented trading technology. Over 1,100 institutional investor and broker-dealer firms are active users of our trading platform, accessing global liquidity in U.S. high-grade corporate bonds, emerging markets and high-yield bonds, European bonds, U.S. agency bonds, municipal bonds, credit default swaps and other fixed-income securities. Through our Open Trading™ protocols, we execute trades in certain bonds between and among institutional investor and broker-dealer clients in an all-to-all trading environment on a matched principal basis.  We also offer a number of trading-related products and services, including: market data to assist clients with trading decisions; connectivity solutions that facilitate straight-through processing; technology services to optimize trading environments; and execution services for exchange-traded fund managers and other clients. Through our Trax® division, we also offer a range of pre- and post-trade services, including trade matching, regulatory transaction reporting, and market and reference data across a range of fixed-income products.

Our platform’s innovative technology solutions are designed to increase the number of potential trading counterparties on our electronic trading platform and create a menu of solutions to address different trade sizes and bond liquidity characteristics.  Our traditional request-for-quote model allows our institutional investor clients to simultaneously request competing, executable bids or offers from our broker-dealer clients and execute trades with the broker-dealer of their choice from among those that choose to respond. Our Open Trading™ protocols complement our request-for-quote model by increasing the number of potential counterparties and improving liquidity by allowing all participants to interact anonymously in an all-to-all trading environment.  Our platform also provides our broker-dealer clients a solution that enables them to efficiently reach our institutional investor clients for the distribution and trading of bonds.

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

The U.K. has voted in an advisory referendum to leave the European Union (commonly referred to as “Brexit”). The follow-up to the referendum is not yet clear as the U.K. government has not yet delivered an official notice of withdrawal, but it may significantly affect the fiscal, monetary and regulatory landscape in the U.K., and could have a material impact on its economy and the future growth of its various industries, including the financial services industry. Depending on the terms negotiated between E.U. member states and the U.K. following Brexit, our U.K. subsidiaries may not be able to rely on the existence of a “passporting” regime that allows immediate access to the single E.U. market and we may need to establish one or more new regulated subsidiaries in the E.U. in order to provide our trading platform and certain post-trade services to clients in the E.U.  Although it is not possible at this point in time to predict fully the effects of an exit of the U.K. from the E.U., it could have a material adverse effect on our business, financial condition and results of operations. In addition, it may impact our ability to comply with the extensive government regulation to which we are subject.

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

Other Credit Commissions. Other credit includes emerging markets bonds, high-yield bonds, Eurobonds, municipal bonds and structured products bonds. Commissions for other credit products generally vary based on the type of the instrument traded using standard fee schedules. Similar to the U.S. high-grade plans, our European fee plans generally incorporate monthly distribution fees, as well as variable transaction fees. The average other credit fees per million may vary in the future due to changes in product mix or trading protocols.

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

Professional and Consulting Fees. Professional and consulting fees consist primarily of accounting fees, legal fees and fees paid to information technology and other consultants for services provided for the maintenance of our trading platform, information and post-trade services products and other services.

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

Critical Accounting Policies and Estimates

This Management’s Discussion and Analysis of Financial Condition and Results of Operations discusses our Consolidated Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the United States, also referred to as U.S. GAAP. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the reported amounts of income and expenses during the reporting periods. We base our estimates and judgments on historical experience and on various other factors that we believe are reasonable under the circumstances. Actual results may differ from these estimates under varying assumptions or conditions. Note 2 of the Notes to our Consolidated Financial Statements includes a summary of the significant accounting policies and methods used in the preparation of our Consolidated Financial Statements.  There were no significant changes to our critical accounting policies and estimates during the six months ended June 30, 2016, as compared to those we disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2015.

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

Results of Operations

Three Months Ended June 30, 2016 Compared to Three Months Ended June 30, 2015

Overview

Total revenues increased by $21.1 million or 28.0% to $96.6 million for the three months ended June 30, 2016, from $75.5 million for the three months ended June 30, 2015. This increase in total revenues was primarily due to higher commissions of $19.8 million.  A 6.4% change in the average foreign currency exchange rates of the Pound Sterling compared to the U.S. dollar from the three months ended June 30, 2015 to the three months ended June 30, 2016 had the effect of decreasing revenues by $1.0 million.

Total expenses increased by $7.7 million or 19.9% to $46.1 million for the three months ended June 30, 2016, from $38.4 million for the three months ended June 30, 2015. This increase was primarily due to higher employee compensation and benefits of $5.2 million, higher professional and consulting fees of $1.2 million and an increase in general and administrative expense of $0.9 million. The change in average foreign currency exchange rates had the effect of decreasing expenses by $0.9 million in the three months ended June 30, 2016.

Income before taxes increased by $13.5 million or 36.4% to $50.6 million for the three months ended June 30, 2016, from $37.1 million for the three months ended June 30, 2015. Net income increased by $8.9 million or 36.7% to $33.1 million for the three months ended June 30, 2016, from $24.2 million for three months ended June 30, 2015.

Revenues

Our revenues for the three months ended June 30, 2016 and 2015, and the resulting dollar and percentage changes, were as follows:

	Three Months Ended June 30,
	2016		2015
		% of		% of	$	%
	$	Revenues	$	Revenues	Change	Change
	($ in thousands)
Commissions	$86,239	89.3%	$66,412	88.0%	$19,827	29.9%
Information and post-trade services	8,586	8.9	7,632	10.1	954	12.5
Investment income	517	0.5	190	0.3	327	172.1
Other	1,297	1.3	1,257	1.6	40	3.2
Total revenues	$96,639	100.0%	$75,491	100.0%	$21,148	28.0%

Commissions. Our commission revenues for the three months ended June 30, 2016 and 2015, and the resulting dollar and percentage changes, were as follows:

	Three Months Ended June 30,
			$	%
	2016	2015	Change	Change
	($ in thousands)
Variable transaction fees
U.S. high-grade	$35,771	$26,439	$9,332	35.3%
Other credit	33,826	23,477	10,349	44.1
Liquid products	678	690	(12)	(1.7)
Total variable transaction fees	70,275	50,606	19,669	38.9
Distribution fees
U.S. high-grade	14,297	14,084	213	1.5
Other credit	1,471	1,467	4	0.3
Liquid products	196	255	(59)	(23.1)
Total distribution fees	15,964	15,806	158	1.0
Total commissions	$86,239	$66,412	$19,827	29.9%

Variable Transaction Fees

The following table shows the extent to which the increase in variable transaction fees for the three months ended June 30, 2016 was attributable to changes in transaction volumes and variable transaction fees per million:

	Change from the Three Months Ended June 30, 2015
	U.S. High-Grade	Other Credit	Liquid Products	Total
	(In thousands)
Volume increase	$7,164	$15,850	$12	$23,026
Variable transaction fee per million increase (decrease)	2,168	(5,501)	(24)	(3,357)
Total commissions increase (decrease)	$9,332	$10,349	$(12)	$19,669

Our trading volumes for the three months ended June 30, 2016 and 2015 were as follows:

	Three Months Ended June 30,
			$	%
	2016	2015	Change	Change
Trading Volume Data (in millions)
U.S. high-grade - fixed rate	$183,107	$142,459	$40,648	28.5%
U.S. high-grade - floating rate	6,220	6,504	(284)	(4.4)
Total U.S. high-grade	189,327	148,963	40,364	27.1
Other credit	131,168	78,304	52,864	67.5
Liquid products	17,781	17,473	308	1.8
Total	$338,276	$244,740	$93,536	38.2%

Number of U.S. Trading Days	64	63
Number of U.K. Trading Days	63	61

For volume reporting purposes, transactions in foreign currencies are converted to U.S. dollars at average monthly rates. The 27.1% increase in our U.S. high-grade volume was principally due to an increase in our estimated market share of adjusted total U.S. high-grade corporate bond volume as reported by Financial Industry Regulatory Authority (“FINRA”) Trade Reporting and Compliance Engine (“TRACE”) from 14.8 % for the three months ended June 30, 2015 to 16.1% for the three months ended June 30, 2016, coupled with an increase in overall market volume as measured by FINRA TRACE.  We adjusted the reported U.S. high-grade TRACE volumes to eliminate the increased reporting of affiliate back-to-back trades by certain broker-dealers that occurred from April 2014 through October 2015. Adjusted FINRA TRACE U.S. high-grade volume increased 17.0% to $1.2 trillion for the three months ended June 30, 2016 from $1.0 trillion for the three months ended June 30, 2015.  Based on information provided by FINRA, we believe that the TRACE volumes, as adjusted by us, provide a more accurate comparison to prior period reporting. We have provided a reconciliation of the reported U.S. high-grade TRACE volumes to the adjusted U.S. high-grade TRACE volumes in the “Investor Relations” section of our website.

Other credit volumes increased by 67.5% for the three months ended June 30, 2016 compared to the three months ended June 30, 2015, primarily due to increases of 126% in Eurobond volume, 47% in high-yield bond volume and 57% in emerging markets bond volume. Liquid products volume (excluding credit derivatives) increased by 1.8% for the three months ended June 30, 2016 compared to the three months ended June 30, 2015.

Our average variable transaction fee per million for the three months ended June 30, 2016 and 2015 was as follows:

	Three Months Ended June 30,
	2016	2015
Average Variable Transaction fee per million
U.S. high-grade - fixed rate	$194	$183
U.S. high-grade - floating rate	36	51
Total U.S. high-grade	189	177
Other credit	258	300
Liquid products	38	39
Total	208	207

Total U.S. high-grade average variable transaction fee per million increased to $189 per million for the three months ended June 30, 2016 from $177 per million for the three months ended June 30, 2015 principally as a result of an increase in the duration of bonds traded. Other credit average variable transaction fee per million decreased to $258 per million for the three months ended June 30, 2016  from $300 per million for the three months ended June 30, 2015 due to a larger percentage of volume in products and protocols that carry lower fees per million, principally Eurobond and emerging market sovereign bonds.

Distribution Fees

U.S. high-grade distribution fees increased $0.2 million principally due to the migration of a broker-dealer client to a plan that incorporates a monthly distribution fee in 2016.

Information and Post-Trade Services. Information and post-trade services revenues increased by $1.0 million principally due to new data contracts. The change in average foreign currency exchange rates had the effect of decreasing information and post-trade services revenue by $0.5 million for the three months ended June 30, 2016. Our transaction reporting business processed approximately 289 million and 252 million transactions for the three months ended June 30, 2016 and 2015, respectively.

Investment Income. Investment income increased by $0.3 million primarily due to a higher investment balance in 2016.

Other. Other income was $1.3 million for both the three months ended June 30, 2016 and 2015.

Expenses

Our expenses for the three months ended June 30, 2016 and 2015, and the resulting dollar and percentage changes were as follows:

	Three Months Ended June 30,
	2016		2015
		% of		% of	$	%
	$	Revenues	$	Revenues	Change	Change
	($ in thousands)
Expenses
Employee compensation and benefits	$25,815	26.7%	$20,593	27.3%	$5,222	25.4%
Depreciation and amortization	4,540	4.7	4,603	6.1	(63)	(1.4)
Technology and communications	4,277	4.4	3,967	5.3	310	7.8
Professional and consulting fees	4,245	4.4	3,011	4.0	1,234	41.0
Occupancy	1,225	1.3	1,232	1.6	(7)	(0.6)
Marketing and advertising	1,824	1.9	1,764	2.3	60	3.4
General and administrative	4,162	4.3	3,262	4.3	900	27.6
Total expenses	$46,088	47.7%	$38,432	50.9%	$7,656	19.9%

Employee Compensation and Benefits. Employee compensation and benefits increased by $5.2 million primarily due to a $3.0 million increase in salaries, taxes and benefits principally as a result of higher employee headcount, higher employee incentive compensation of $1.7 million, which is tied to operating performance, and a $0.5 million increase in stock-based compensation resulting from higher employee equity awards granted in 2016.

Depreciation and Amortization. Depreciation and amortization decreased by $0.1 million. For the three months ended June 30, 2016 and 2015, $1.3 million and $1.5 million, respectively, of equipment purchases and leasehold improvements and $3.1 million and $2.2 million, respectively, of software development costs were capitalized.

Technology and Communications.  Technology and communication expenses increased by $0.3 million primarily due to a $0.3 million increase in market data costs.

Professional and Consulting Fees. Professional and consulting fees increased by $1.2 million due to higher technology consulting costs of $0.4 million, tax and risk consulting services of $0.5 million and consulting fees associated with new system implementations of $0.3 million.

Occupancy. Occupancy costs were $1.2 million for both the three months ended June 30, 2016 and 2015.

Marketing and Advertising. Marketing and advertising expenses increased by $0.1 million.

General and Administrative. General and administrative expenses increased by $0.9 million primarily due to higher clearing costs of $1.2 million.

Provision for Income Tax. The $4.6 million increase in the tax provision was primarily attributable to higher pre-tax income. Our consolidated effective tax rate for the three months ended June 30, 2016 was 34.5%, compared to 34.6% for the three months ended June 30, 2015. Our consolidated effective tax rate can vary from period to period depending on, among other factors, the geographic mix of our earnings and changes in tax legislation and tax rates.

Six Months Ended June 30, 2016 Compared to Six Months Ended June 30, 2015

Overview

Total revenues increased by $33.0 million or 21.6% to $185.2 million for the six months ended June 30, 2016, from $152.3 million for the six months ended June 30, 2015. This increase in total revenues was primarily due to higher commissions of $31.9 million.  A 5.9% change in average foreign currency exchange rates of the Pound Sterling compared to the U.S. dollar from the six months ended June 30, 2015 to the six months ended June 30, 2016 had the effect of decreasing revenues by $1.7 million.

Total expenses increased by $13.6 million or 17.7% to $90.3 million for the six months ended June 30, 2016, from $76.7 million for the six months ended June 30, 2015. This increase was primarily due to higher employee compensation and benefits of $8.6 million, an increase of $1.8 million in professional and consulting fees and an increase in general and administrative expense of $2.1 million. The change in average foreign currency exchange rates had the effect of decreasing expenses by $1.5 million in the six months ended June 30, 2016.

Income before taxes increased by $19.4 million or 25.6% to $94.9 million for the six months ended June 30, 2016, from $75.6 million for the six months ended June 30, 2015. Net income increased by $13.3 million or 27.2% to $62.1 million for the six months ended June 30, 2016, from $48.8 million for six months ended June 30, 2015.

Revenues

Our revenues for the six months ended June 30, 2016 and 2015, and the resulting dollar and percentage changes, were as follows:

	Six Months Ended June 30,
	2016		2015
		% of		% of	$	%
	$	Revenues	$	Revenues	Change	Change
	($ in thousands)
Commissions	$165,332	89.3%	$133,430	87.6%	$31,902	23.9%
Information and post-trade services	16,365	8.8	15,311	10.1	1,054	6.9
Investment income	935	0.5	373	0.3	562	150.7
Other	2,580	1.4	3,148	2.0	(568)	(18.0)
Total revenues	$185,212	100.0%	$152,262	100.0%	$32,950	21.6%

Commissions. Our commission revenues for the six months ended June 30, 2016 and 2015, and the resulting dollar and percentage changes, were as follows:

	Six Months Ended June 30,
			$	%
	2016	2015	Change	Change
	($ in thousands)
Variable transaction fees
U.S. high-grade	$67,339	$53,326	$14,013	26.3%
Other credit	64,747	47,230	17,517	37.1
Liquid products	1,298	1,391	(93)	(6.7)
Total variable transaction fees	133,384	101,947	31,437	30.8
Distribution fees
U.S. high-grade	28,521	28,034	487	1.7
Other credit	2,971	2,913	58	2.0
Liquid products	456	536	(80)	(14.9)
Total distribution fees	31,948	31,483	465	1.5
Total commissions	$165,332	$133,430	$31,902	23.9%

Variable Transaction Fees

The following table shows the extent to which the increase in variable transaction fees for the six months ended June 30, 2016 was attributable to changes in transaction volumes and variable transaction fees per million:

	Change from the Six Months Ended June 30, 2015
	U.S. High-Grade	Other Credit	Liquid Products	Total
	(In thousands)
Volume increase (decrease)	$13,172	$26,054	$(43)	$39,183
Variable transaction fee per million increase (decrease)	841	(8,537)	(50)	(7,746)
Total commissions increase (decrease)	$14,013	$17,517	$(93)	$31,437

Our trading volumes for the six months ended June 30, 2016 and 2015 were as follows:

	Six Months Ended June 30,
			$	%
	2016	2015	Change	Change
Trading Volume Data (in millions)
U.S. high-grade - fixed rate	$353,326	$280,446	$72,880	26.0%
U.S. high-grade - floating rate	13,727	13,899	(172)	(1.2)
Total U.S. high-grade	367,053	294,345	72,708	24.7
Other credit	248,142	159,923	88,219	55.2
Liquid products	33,102	34,148	(1,046)	(3.1)
Total	$648,297	$488,416	$159,881	32.7%

Number of U.S. Trading Days	125	124
Number of U.K. Trading Days	125	124

For volume reporting purposes, transactions in foreign currencies are converted to U.S. dollars at average monthly rates. The 24.7% increase in our U.S. high-grade volume was principally due to an increase in our estimated market share of adjusted total U.S. high-grade corporate bond volume as reported by FINRA TRACE from 14.2 % for the six months ended June 30, 2015 to 15.5% for the six months ended June 30, 2016, coupled with an increase in overall market volume as measured by FINRA TRACE.  We adjusted the reported U.S. high-grade TRACE volumes to eliminate the increased reporting of affiliate back-to-back trades by certain broker-dealers that occurred from April 2014 through October 2015. Adjusted FINRA TRACE U.S. high-grade volume increased 14.6% to $2.4 trillion for the six months ended June 30, 2016 from $2.1 trillion for the six months ended June 30, 2015.  Based on information provided by FINRA, we believe that the TRACE volumes, as adjusted by us, provide a more accurate comparison to prior period reporting. We have provided a reconciliation of the reported U.S. high-grade TRACE volumes to the adjusted U.S. high-grade TRACE volumes in the “Investor Relations” section of our website.

Other credit volumes increased by 55.2% for the six months ended June 30, 2016 compared to the six months ended June 30, 2015, primarily due to increases of 85% in Eurobond volume, 46% in high-yield bond volume and 46% in emerging markets bond volume. Liquid products volume (excluding credit derivatives) decreased by 3.1% for the six months ended June 30, 2016 compared to the six months ended June 30, 2015, due mainly to a 5.7% decrease in estimated U.S. agency bond market volume.

Our average variable transaction fee per million for the six months ended June 30, 2016 and 2015 was as follows:

	Six Months Ended June 30,
	2016	2015
Average Variable Transaction fee per million
U.S. high-grade - fixed rate	$189	$188
U.S. high-grade - floating rate	36	48
Total U.S. high-grade	183	181
Other credit	261	295
Liquid products	39	41
Total	206	209

Total U.S. high-grade average variable transaction fee per million increased to $183 per million for the six months ended June 30, 2016 from $181 per million for the six months ended June 30, 2015. Other credit average variable transaction fee per million decreased to $261 per million for the six months ended June 30, 2016  from $295 per million for the six months ended June 30, 2015 due to a larger percentage of volume in products and protocols that carry lower fees per million, principally Eurobond and emerging market sovereign bonds.

Distribution Fees

U.S. high-grade distribution fees increased $0.5 million due to an increase in unused monthly fee commitments under our all variable fee plan coupled with one dealer migrating to a plan that incorporates a monthly distribution fee in 2016.

Information and Post-Trade Services. Information and post-trade services revenues increased by $1.1 million principally due to new data contracts. The change in average foreign currency exchange rates had the effect of decreasing information and post-trade services revenue by $0.8 million for the six months ended June 30, 2016. Our transaction reporting business processed approximately 590 million and 531 million transactions for the six months ended June 30, 2016 and 2015, respectively.

Investment Income. Investment income increased by $0.6 million primarily due to a higher investment balance in 2016.

Other. Other income decreased by $0.6 million principally due to the wind-down of a professional consulting service engagement.

Expenses

Our expenses for the six months ended June 30, 2016 and 2015, and the resulting dollar and percentage changes were as follows:

	Six Months Ended June 30,
	2016		2015
		% of		% of	$	%
	$	Revenues	$	Revenues	Change	Change
	($ in thousands)
Expenses
Employee compensation and benefits	$50,342	27.2%	$41,767	27.4%	$8,575	20.5%
Depreciation and amortization	9,221	5.0	9,215	6.1	6	0.1
Technology and communications	8,581	4.6	8,305	5.5	276	3.3
Professional and consulting fees	8,107	4.4	6,293	4.1	1,814	28.8
Occupancy	2,386	1.3	2,224	1.5	162	7.3
Marketing and advertising	3,602	1.9	2,956	1.9	646	21.9
General and administrative	8,052	4.3	5,941	3.8	2,111	35.5
Total expenses	$90,291	48.8%	$76,701	50.3%	$13,590	17.7%

Employee Compensation and Benefits. Employee compensation and benefits increased by $8.6 million primarily due to a $5.6 million increase in salaries, taxes and benefits principally as a result of higher employee headcount, higher employee incentive compensation of $2.1 million, which is tied to operating performance, and a $0.9 million increase in stock-based compensation resulting from higher employee equity awards granted in 2016.

Depreciation and Amortization. Depreciation and amortization was $9.2 million for both the six months ended June 30, 2016 and 2015. For the six months ended June 30, 2016 and 2015, $3.9 million and $2.3 million, respectively, of equipment purchases and leasehold improvements and $6.1 million and $4.8 million, respectively, of software development costs were capitalized.

Technology and Communications.  Technology and communication expenses increased by $0.3 million primarily due to a $0.6 million increase in market data costs offset by lower data center hosting costs of $0.2 million.

Professional and Consulting Fees. Professional and consulting fees increased by $1.8 million due to higher technology consulting costs of $0.7 million, tax and risk consulting services of $0.6 million, and consulting fees associated with new system implementations of $0.5 million.

Occupancy. Occupancy costs increased by $0.2 million primarily due to rent associated with additional New York City office space that was occupied in April 2015.

Marketing and Advertising. Marketing and advertising expenses increased by $0.7 million primarily due to higher sales related travel and entertainment costs of $0.5 million.

General and Administrative. General and administrative expenses increased by $2.1 million primarily due to higher clearing costs of $2.3 million.

Provision for Income Tax. The $6.1 million increase in the tax provision was primarily attributable to higher pre-tax income offset by a lower effective tax rate. Our consolidated effective tax rate for the six months ended June 30, 2016 was 34.6%, compared to 35.4% for the six months ended June 30, 2015. The decrease was principally due to a higher percentage of income attributable to lower tax jurisdictions. Our consolidated effective tax rate can vary from period to period depending on, among other factors, the geographic mix of our earnings and changes in tax legislation and tax rates.

Liquidity and Capital Resources

During the past three years, we have met our cash needs through cash on hand and internally generated funds. Cash and cash equivalents and investments totaled $299.6 million at June 30, 2016.

In January 2013, we entered into a three-year credit agreement that provides for revolving loans and letters of credit up to an aggregate of $50.0 million. In October 2015, we entered into an amended and restated credit agreement (the “Credit Agreement”) that increased the borrowing capacity to an aggregate of $100 million, including a $5.0 million sub-limit for standby letters of credit. The Credit Agreement will mature in October 2017. As of June 30, 2016, we had $0.9 million in letters of credit outstanding leaving $99.1 million available to borrow under the Credit Agreement. Subject to satisfaction of certain specified conditions, we are permitted to upsize the borrowing capacity under the Credit Agreement by an additional $50.0 million.

Our cash flows were as follows:

	Six Months Ended June 30,
			$	%
	2016	2015	Change	Change
	($ in thousands)
Net cash (used in) provided by operating activities	$(28,669)	$40,595	$(69,264)	(170.6)%
Net cash provided by (used in) investing activities	1,988	(10,935)	12,923	(118.2)
Net cash (used in) financing activities	(19,587)	(28,824)	9,237	(32.0)
Effect of exchange rate changes on cash and cash equivalents	(185)	(497)	312	(62.8)
Net (decrease) increase for the period	$(46,453)	$339	$(46,792)	(13,803.0)%

The $69.3 million decrease in net cash (used in) provided by operating activities was primarily due to a net increase in corporate debt trading investments of $72.4 million and working capital of $8.7 million offset by an increase in net income of $13.3 million.

The $12.9 million increase in net cash provided by (used in) investing activities was primarily due to a reduction of $15.7 million in net purchases of available-for-sale investments offset by an increase in capital expenditures of $2.9 million.

The $9.2 million decrease in net cash used in financing activities was principally due to a decrease of $9.1 million in repurchases of our common stock and higher excess tax benefits from stock-based compensation of $4.8 million, offset by a $4.5 million increase in the cash dividend paid on common stock.

Past trends of cash flows are not necessarily indicative of future cash flow levels. A decrease in cash flows may have a material adverse effect on our liquidity, business and financial condition.

Non-GAAP Financial Measures

In addition to cash flow from operating activities in accordance with GAAP, we use a non-GAAP financial measures called “Free Cash Flow”.  Free Cash Flow is defined as cash flow from operating activities excluding net purchases of corporate debt trading investments less expenditures for furniture, equipment and leasehold improvements and capitalized software development costs. We believe this non-GAAP financial measure is important in gaining an understanding of our financial strength and cash flow generation.

The table set forth below presents a reconciliation of our cash flow from operating activities to Free Cash Flow, as defined, for the 12 months ended June 30, 2016 and 2015:

	Twelve months ended June 30,
	2016	2015
	($ in thousands)
Cash flow from operating activities	$50,932	$114,135
Add: Net purchases of corporate debt trading investments	72,396	-
Less: Purchases of furniture, equipment and leasehold improvements	(6,354)	(3,218)
Less: Capitalization of software development costs	(11,915)	(10,005)
Free Cash Flow	$105,059	$100,912

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

Certain of our U.S. subsidiaries are registered as a broker-dealer or a SEF and therefore are subject to the applicable rules and regulations of the SEC and the CFTC. These rules contain minimum net capital requirements, as defined in the applicable regulations, and also may require a significant part of the registrants’ assets be kept in relatively liquid form. Certain of our foreign subsidiaries are regulated by the Financial Conduct Authority in the U.K. or Ontario Securities Commission in Canada and must maintain financial resources, as defined in the applicable regulations, in excess of the applicable financial resources requirement. As of June 30, 2016, each of our subsidiaries that are subject to these regulations had net capital or financial resources in excess of their minimum requirements. As of June 30, 2016, our subsidiaries maintained aggregate net capital and financial resources that were $116.8 million in excess of the required levels of $10.0 million.

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

As of June 30, 2016, the amount of unrestricted cash held by our non-U.S. subsidiaries was $49.3 million. We have determined that unremitted earnings of our foreign subsidiaries are considered indefinitely reinvested outside of the U.S. Any repatriation of such foreign earnings by way of dividend may be subject to both U.S. federal and state income taxes, reduced by applicable foreign tax credits. However, we do not have any current needs or foreseeable plans to repatriate cash by way of dividends from our non-U.S. subsidiaries.

We execute certain bond transactions between and among institutional investor and broker-dealer clients on a matched principal basis by serving as counterparty to both the buyer and the seller in trades which settle through a third-party clearing broker. Settlement typically occurs within one to three trading days after the trade date. Cash settlement of the transaction occurs upon receipt or delivery of the underlying instrument that was traded. For the six months ended June 30, 2016 and 2015, revenues from matched principal trading were approximately $16.4 million and $7.4 million, respectively. Under securities clearing agreements with third party clearing brokers, we maintain collateral deposits with each clearing broker in the form of cash. As of June 30, 2016, the amount of the collateral deposits included in prepaid expenses and other assets in the Consolidated Statements of Financial Condition was $1.4

million compared to $1.5 million at December 31, 2015.  For the six months ended June 30, 2016, and 2015, clearing expenses associated with matched principal transactions were $3.7 million and $1.4 million, respectively, and are classified under general and administrative expense on the Consolidated Statements of Operations. We are exposed to credit risk in the event a counterparty does not fulfill its obligation to complete a transaction. Pursuant to the terms of the securities clearing agreements between us and our clearing brokers, the clearing brokers have the right to charge us for losses resulting from a counterparty credit failure. The losses are not capped at a maximum amount and apply to all trades executed through such clearing broker. We did not record any liabilities or losses with regard to this right for the six months ended June 30, 2016 and 2015.

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

In July 2016, our Board of Directors approved a quarterly cash dividend of $0.26 per share payable on August 25, 2016 to stockholders of record as of the close of business on August 11, 2016. Any future declaration and payment of dividends will be at the sole discretion of our Board of Directors. Our Board of Directors may take into account such matters as general business conditions, our financial results, capital requirements, contractual obligations, legal, and regulatory restrictions on the payment of dividends to our stockholders or by our subsidiaries to their respective parent entities, and any such other factors as the Board of Directors may deem relevant.

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

As of June 30, 2016, we had $145.0 million of investments, which were invested in corporate bonds and classified as securities available-for-sale or trading securities. Adverse movements, such as a 10% decrease in the value of these securities or a downturn or disruption in the markets for these securities, could result in a substantial loss. In addition, principal gains and losses resulting from these securities could on occasion have a disproportionate effect, positive or negative, on our financial condition and results of operations for any particular reporting period.

Interest Rate Risk

Interest rate risk represents our exposure to interest rate changes with respect to our cash, cash equivalents and investments. As of June 30, 2016, our cash and cash equivalents and investments amounted to $153.3 million. A hypothetical five basis point decrease in short-term interest rates would decrease our annual pre-tax earnings by approximately $0.1 million, assuming no change in the amount or composition of our cash and cash equivalents.

As of June 30, 2016, a hypothetical 100 basis point increase or decrease in interest rates would decrease or increase the fair value of the securities available-for-sale investment portfolio by approximately $0.6 million, assuming no change in the amount or composition of the investments.  The hypothetical unrealized gain (loss) of $0.6 million would be recognized in other comprehensive income on the Consolidated Statements of Financial Condition.

A similar increase or decrease in interest rates would decrease or increase the fair value of the trading securities portfolio by approximately $0.8 million.  The hypothetical unrealized gain (loss) of $0.8 million would be recognized in other income in the Consolidated Statements of Operations.

We do not maintain an inventory of bonds that are traded on our platform.

Foreign Currency Exchange Rate Risk

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

During the twelve months ended June 30, 2016, approximately 15% of our revenue was denominated in currencies other than the U.S. dollar, most notably the British pound sterling.   Over the past twelve months, a hypothetical 10% increase or decrease in the U.S. dollar against all other currencies would have increased or decreased revenue by approximately $4.8 million and operating expenses by approximately $4.6 million.

Derivative Risk

Our limited derivative risk stems from our activities in the foreign currency forward contract market. We use this market to mitigate our U.S. dollar versus Pound Sterling exposure that arises from the activities of our U.K. subsidiaries. As of June 30, 2016, the fair value of the notional amount of our foreign currency forward contract was $52.9 million. We do not speculate in any derivative instruments.

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

Item 4. Controls and Procedures

(a)  Evaluation of Disclosure Controls and Procedures. Our management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our “disclosure controls and procedures, ” as that term is defined in Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of June 30, 2016. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective to ensure that information required to be disclosed by MarketAxess in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and to ensure that information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

(b)  Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2016 identified in connection with the evaluation thereof by our management, including the Chief Executive Officer and Chief Financial Officer, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

During the quarter ended June 30, 2016, we repurchased the following shares of common stock:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans and Programs	Dollar Value of Shares That May Yet Be Purchased Under the Plans and Programs
				(In thousands)
April 1, 2016 -- April 30, 2016	10,812	$125.68	10,400	$22,540
May 1, 2016 -- May 31, 2016	11,378	128.56	10,415	21,195
June 1, 2016 -- June 30, 2016	12,306	140.93	11,000	19,645
	34,496	$132.07	31,815

During the three months ended June 30, 2016, we repurchased 34,496 shares of common stock.  The repurchases included 2,681 shares surrendered by employees to us to satisfy the exercise price and withholding tax obligations upon the vesting of restricted shares and the exercise of stock options and 31,815 shares repurchased in connection with our share repurchase program.

In January 2016, our Board of Directors authorized a two-year share repurchase program for up to $25.0 million of our common stock. Shares repurchased under the program will be held in treasury for future use.

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

**

Attached as Exhibit 101 to this Quarterly Report on Form 10-Q are the following materials, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Financial Condition as of June 30, 2016 and December 31, 2015; (ii) Consolidated Statements of Operations for the Three and Six Months Ended June 30, 2016 and 2015; (iii) Consolidated Statements of Comprehensive Income for the Three and Six Months Ended June 30, 2016 and 2015; (iv) Consolidated Statement of Stockholders’ Equity for the Six Months Ended June 30, 2016; (v) Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2016 and 2015; and (vi) Notes to the Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MARKETAXESS HOLDINGS INC.

Date: July 29, 2016	By:	/s/ RICHARD M. MCVEY
Richard M. McVey
Chief Executive Officer
(principal executive officer)

Date: July 29, 2016	By:	/s/ ANTONIO L. DELISE
Antonio L. DeLise
Chief Financial Officer
(principal financial and accounting officer)