Form 10-Q
period 2016-09-30
MARKETAXESS HOLDINGS INC
filed 2016-10-28
CIK 1278021

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

or

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

As of October 27, 2016, the number of shares of the Registrant’s voting common stock outstanding was 37,579,648.

MARKETAXESS HOLDINGS INC.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2016

PART I — Financial Information

Item 1. Financial Statements

MARKETAXESS HOLDINGS INC.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Unaudited)

	As of
	September 30, 2016	December 31, 2015
	(In thousands, except share and per share amounts)
ASSETS
Cash and cash equivalents	$161,444	$199,728
Investments, at fair value	170,655	84,706
Accounts receivable, net of allowance of $194 and $109 as of September 30, 2016 and December 31, 2015, respectively	56,583	40,459
Goodwill and intangible assets, net of accumulated amortization	63,539	64,142
Furniture, equipment, leasehold improvements and capitalized software, net of accumulated depreciation and amortization	30,773	30,897
Prepaid expenses and other assets	11,758	9,880
Deferred tax assets, net	7,399	9,229
Total assets	$502,151	$439,041

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Accrued employee compensation	$28,546	$29,296
Income and other tax liabilities	3,634	4,463
Deferred revenue	3,006	2,312
Accounts payable, accrued expenses and other liabilities	15,265	12,257
Total liabilities	50,451	48,328

Commitments and Contingencies (Note 10)	—	—

Stockholders’ equity
Preferred stock, $0.001 par value, 4,855,000 shares authorized, no shares issued and outstanding as of September 30, 2016 and December 31, 2015	—	—
Series A Preferred Stock, $0.001 par value, 110,000 shares authorized, no shares issued and outstanding as of September 30, 2016 and December 31, 2015	—	—
Common stock voting, $0.003 par value, 110,000,000 shares authorized, 40,093,981 shares and 39,821,519 shares issued and 37,594,196 shares and 37,409,274 shares outstanding as of September 30, 2016 and December 31, 2015, respectively	120	121
Common stock non-voting, $0.003 par value, 10,000,000 shares authorized, no shares issued and outstanding as of September 30, 2016 and December 31, 2015	—	—
Additional paid-in capital	337,261	321,215
Treasury stock - Common stock voting, at cost, 2,499,785 and 2,412,245 shares as of September 30, 2016 and December 31, 2015, respectively	(107,279)	(93,405)
Retained earnings	231,743	168,011
Accumulated other comprehensive loss	(10,145)	(5,229)
Total stockholders’ equity	451,700	390,713
Total liabilities and stockholders’ equity	$502,151	$439,041

The accompanying notes are an integral part of these consolidated financial statements.

MARKETAXESS HOLDINGS INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(In thousands, except per share amounts)
Revenues
Commissions	$81,456	$65,178	$246,788	$198,608
Information and post-trade services	7,322	7,671	23,687	22,982
Investment income	534	248	1,469	621
Other	959	1,095	3,539	4,243
Total revenues	90,271	74,192	275,483	226,454

Expenses
Employee compensation and benefits	23,914	21,002	74,256	62,769
Depreciation and amortization	4,325	4,642	13,546	13,857
Technology and communications	4,245	3,891	12,826	12,196
Professional and consulting fees	4,342	3,210	12,449	9,503
Occupancy	1,220	1,246	3,606	3,470
Marketing and advertising	2,140	1,304	5,742	4,260
General and administrative	3,731	3,544	11,783	9,485
Total expenses	43,917	38,839	134,208	115,540
Income before income taxes	46,354	35,353	141,275	110,914
Provision for income taxes	15,436	12,638	48,268	39,368
Net income	$30,918	$22,715	$93,007	$71,546

Net income per common share
Basic	$0.84	$0.62	$2.52	$1.95
Diluted	$0.82	$0.60	$2.46	$1.90

Cash dividends declared per common share	$0.26	$0.20	$0.78	$0.60

Weighted average shares outstanding
Basic	36,889	36,681	36,847	36,695
Diluted	37,792	37,643	37,738	37,636

The accompanying notes are an integral part of these consolidated financial statements.

MARKETAXESS HOLDINGS INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(In thousands)
Net income	$30,918	$22,715	$93,007	$71,546
Net cumulative translation adjustment and foreign currency exchange hedge, net of tax of $346, $(69), $4,448 and $(229), respectively	(1,052)	(105)	(5,093)	(420)
Net unrealized gain (loss) on securities available-for-sale, net of tax of $(27), $(4), $109 and $(7), respectively	(44)	(6)	177	(12)
Comprehensive Income	$29,822	$22,604	$88,091	$71,114

The accompanying notes are an integral part of these consolidated financial statements.

MARKETAXESS HOLDINGS INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

			Treasury
			Stock -		Accumulated
	Common	Additional	Common		Other	Total
	Stock	Paid-In	Stock	Retained	Comprehen-	Stockholders’
	Voting	Capital	Voting	Earnings	sive Loss	Equity
	(In thousands)
Balance at December 31, 2015	$121	$321,215	$(93,405)	$168,011	$(5,229)	$390,713
Net income	—	—	—	93,007	—	93,007
Cumulative translation adjustment and foreign currency exchange hedge, net of tax	—	—	—	—	(5,093)	(5,093)
Unrealized gain on securities available-for-sale, net of tax	—	—	—	—	177	177
Stock-based compensation	—	10,636	—	—	—	10,636
Exercise of stock options	—	2,172	—	—	—	2,172
Withholding tax payments on restricted stock vesting and stock option exercises	(1)	(5,928)	—	—	—	(5,929)
Excess tax benefits from stock-based compensation	—	9,166	—	—	—	9,166
Repurchases of common stock	—	—	(13,874)	—	—	(13,874)
Cash dividend on common stock	—	—	—	(29,275)	—	(29,275)
Balance at September 30, 2016	$120	$337,261	$(107,279)	$231,743	$(10,145)	$451,700

The accompanying notes are an integral part of these consolidated financial statements.

MARKETAXESS HOLDINGS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2016	2015
	(In thousands)
Cash flows from operating activities
Net income	$93,007	$71,546
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	13,546	13,857
Stock-based compensation expense	10,636	9,276
Deferred taxes	(1,387)	(1,250)
Other	878	1,638
Changes in operating assets and liabilities:
(Increase) in accounts receivable	(16,439)	(15,595)
(Increase) in prepaid expenses and other assets	(2,151)	(347)
(Increase) in corporate debt trading investments	(74,535)	—
(Increase) in mutual funds held in rabbi trust	(1,328)	—
(Decrease) in accrued employee compensation	(750)	(2,472)
(Decrease) in income and other tax liabilities	(843)	(1,309)
Increase (decrease) in deferred revenue	694	(250)
Increase in accounts payable, accrued expenses and other liabilities	2,646	1,244
Net cash provided by operating activities	$23,974	76,338
Cash flows from investing activities
Available-for-sale investments:
Proceeds from maturities and sales	32,025	25,048
Purchases	(42,495)	(57,175)
Purchases of furniture, equipment and leasehold improvements	(4,754)	(3,730)
Capitalization of software development costs	(9,058)	(7,517)
Other	383	(141)
Net cash (used in) investing activities	(23,899)	(43,515)
Cash flows from financing activities
Cash dividend on common stock	(28,914)	(22,201)
Exercise of stock options	2,172	1,530
Withholding tax payments on restricted stock vesting and stock option exercises	(5,929)	(4,450)
Excess tax benefits from stock-based compensation	9,166	4,202
Repurchases of common stock	(13,874)	(20,025)
Net cash (used in) financing activities	(37,379)	(40,944)
Effect of exchange rate changes on cash and cash equivalents	(980)	(427)
Cash and cash equivalents
Net (decrease) for the period	(38,284)	(8,548)
Beginning of period	199,728	168,924
End of period	$161,444	$160,376

The accompanying notes are an integral part of these consolidated financial statements.

MARKETAXESS HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Organization and Principal Business Activity

MarketAxess Holdings Inc. (the “Company” or “MarketAxess”) was incorporated in the State of Delaware on April 11, 2000. Through its subsidiaries, MarketAxess operates a leading electronic trading platform that enables fixed-income market participants to efficiently trade corporate bonds and other types of fixed-income instruments using MarketAxess' patented trading technology. Over 1,100 institutional investor and broker-dealer firms are active users of the MarketAxess trading platform, accessing global liquidity in U.S. high-grade corporate bonds, emerging markets and high-yield bonds, European bonds, U.S. agency bonds, municipal bonds, credit default swaps and other fixed-income securities. Through its Open Trading™ protocols, MarketAxess executes certain bond transactions between and among institutional investor and broker-dealer clients on a matched principal basis by serving as counterparty to both the buyer and the seller in trades which then settle through a third-party clearing broker. MarketAxess also offers a number of trading-related products and services, including: market data to assist clients with trading decisions; connectivity solutions that facilitate straight-through processing; technology services to optimize trading environments; and execution services for exchange-traded fund managers and other clients. Through its Trax® division, MarketAxess also offers a range of pre- and post-trade services, including trade matching, regulatory transaction reporting and market and reference data, across a range of fixed-income and other products.

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

The Company assesses whether an other-than-temporary impairment loss on the available-for-sale investments has occurred due to declines in fair value or other market conditions. The portion of an other-than-temporary impairment related to credit loss is recorded as a charge in other income in the Consolidated Statements of Operations. The remainder is recognized in accumulated other comprehensive loss if the Company does not intend to sell the security and it is more likely than not that the Company will not be required to sell the security prior to recovery. No charges for other-than-temporary losses were recorded during the nine months ended September 30, 2016 and 2015.

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

Recent Accounting Pronouncements

In August 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-15, “Statement of Cash Flows (Topic 230)” (“ASU 2016-15”).  ASU 2016-15 is intended to provide clarification on the treatment of certain cash receipts and payments.   The ASU will be effective for the Company beginning January 1, 2018 and early adoption is permitted. The Company is in the process of determining the method of adoption and assessing the impact of ASU 2016-15 on the Company’s Consolidated Financial Statements.

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments – Credit Losses (Topic 326)” (“ASU 2016-13”).  ASU 2016-13 is intended to require timelier recording of credit losses with respect to loans and other financial instruments.   The ASU will be effective for the Company beginning January 1, 2020 and early adoption is permitted. The Company is in the process of determining the method of adoption and assessing the impact of ASU 2016-13 on the Company’s Consolidated Financial Statements.

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

3. Net Capital Requirements

Certain U.S. subsidiaries of the Company are registered as a broker-dealer or swap execution facility and therefore are subject to the applicable rules and regulations of the SEC and the Commodity Futures Trading Commission. These rules contain minimum net capital requirements, as defined in the applicable regulations, and also may require a significant part of the registrants’ assets be kept in relatively liquid form. Certain of the Company’s foreign subsidiaries are regulated by the Financial Conduct Authority in the U.K. or Ontario Securities Commission in Canada and must maintain financial resources, as defined in the applicable regulations, in excess of the applicable financial resources requirement. As of September 30, 2016, each of the Company’s subsidiaries that are subject to these regulations had net capital or financial resources in excess of their minimum requirements. As of September 30, 2016, the Company’s subsidiaries maintained aggregate net capital and financial resources that was $107.3 million in excess of the required levels of $10.4 million.

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

	Level 1	Level 2	Level 3	Total
	(In thousands)
As of September 30, 2016
Money market funds	$37,609	$—	$—	$37,609
Securities available-for-sale
Corporate debt	—	94,781	—	94,781
Trading securities
Corporate debt	—	74,546	—	74,546
Mutual funds held in rabbi trust	—	1,328	—	1,328
Foreign currency forward position	—	318	—	318
Total	$37,609	$170,973	$—	$208,582

As of December 31, 2015
Money market funds	$61,913	$—	$—	$61,913
Securities available-for-sale
Corporate debt	—	82,671	—	82,671
Municipal securities	—	2,035	—	2,035
Foreign currency forward position	—	354	—	354
Total	$61,913	$85,060	$—	$146,973

Securities classified within Level 2 were valued using a market approach utilizing prices and other relevant information generated by market transactions involving comparable assets. The foreign currency forward contracts are classified within Level 2 as the valuation inputs are based on quoted market prices. The mutual funds held in a rabbi trust represent investments associated with the deferred cash incentive plan. See Note 14 to these Consolidated Financial Statements for further discussion of the deferred cash incentive plan.  There were no financial assets classified within Level 3 during the nine months ended September 30, 2016 and 2015.

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

	As of
	September 30, 2016	December 31, 2015
	(In thousands)
Notional value	$59,962	$45,716
Fair value of notional	59,644	45,362
Fair value of the asset	$318	$354

The following is a summary of the Company’s investments:

		Gross	Gross	Estimated
	Amortized	unrealized	unrealized	fair
	cost	gains	losses	value
	(In thousands)
As of September 30, 2016
Securities available-for-sale
Corporate debt	$94,760	$59	$(38)	$94,781
Total securities available-for-sale	94,760	59	(38)	94,781

Trading securities
Corporate debt	74,370	188	(12)	74,546
Mutual funds held in rabbi trust	1,167	161	—	1,328
Total trading securities	75,537	349	(12)	75,874

Total investments	$170,297	$408	(50)	$170,655

As of December 31, 2015
Securities available-for-sale
Corporate debt	$82,937	$4	$(270)	$82,671
Municipal securities	2,035	—	—	2,035
Total securities available-for-sale	$84,972	$4	$(270)	$84,706

The following table summarizes the fair value of the investments based upon the contractual maturities:

	As of
	September 30, 2016	December 31, 2015
	(In thousands)
Less than one year	$99,264	$37,694
Due in 1 - 5 years	71,391	47,012
Total	$170,655	$84,706

Proceeds from the sales and maturities of investments during the nine months ended September 30, 2016 and 2015 were $48.1 million and $25.0 million, respectively.

The following table provides fair values and unrealized losses on investments and by the aging of the securities’ continuous unrealized loss position as of September 30, 2016 and December 31, 2015:

	Less than Twelve Months		Twelve Months or More		Total
	Estimated	Gross	Estimated	Gross	Estimated	Gross
	fair	unrealized	fair	unrealized	fair	unrealized
	value	losses	value	losses	value	losses
	(In thousands)
As of September 30, 2016
Corporate debt	$49,177	$(41)	$2,000	$(9)	$51,177	$(50)

As of December 31, 2015
Corporate debt	$70,651	$(270)	$—	$—	$70,651	$(270)

5. Goodwill and Intangible Assets

Goodwill and intangible assets with indefinite lives was $59.7 million as of both September 30, 2016 and December 31, 2015. Intangible assets that are subject to amortization, including the related accumulated amortization, are comprised of the following:

	September 30, 2016			December 31, 2015
	Cost	Accumulated Amortization	Net Carrying Amount	Cost	Accumulated Amortization	Net Carrying Amount
	(In thousands)
Technology	$5,770	$(5,770)	$—	$5,770	$(5,492)	$278
Customer relationships	5,638	(1,812)	3,826	5,668	(1,553)	4,115
Non-competition agreements	380	(380)	—	380	(359)	21
Tradenames	370	(370)	—	370	(353)	17
Total	$12,158	$(8,332)	$3,826	$12,188	$(7,757)	$4,431

Amortization expense associated with identifiable intangible assets was $0.6 million and $1.7 million for the nine months ended September 30, 2016 and 2015, respectively. Estimated total amortization expense is $0.7 million for 2016, and $0.4 million for each of  2017, 2018, 2019 and 2020.

6. Income Taxes

The provision for income taxes consists of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(In thousands)
Current:
Federal	$13,273	$11,041	$30,898	$28,131
State and local	1,895	2,036	5,055	5,234
Foreign	1,714	1,234	4,599	3,189
Total current provision	16,882	14,311	40,552	36,554
Deferred:
Federal	(918)	(1,246)	6,895	2,658
State and local	(154)	(209)	964	420
Foreign	(374)	(218)	(143)	(264)
Total deferred provision	(1,446)	(1,673)	7,716	2,814
Provision for income taxes	$15,436	$12,638	$48,268	$39,368

The Company or one of its subsidiaries files U.S. federal, state and foreign income tax returns. Income tax returns for U.S. Federal (through 2013), New York City (through 2003) and state (through 2009) and Connecticut state (through 2003) have been audited. An examination of New York State tax returns for 2010 through 2012 is currently underway. The Company cannot estimate when the examinations will conclude or the impact such examinations will have on the Company’s Consolidated Financial Statements, if any.

The Company has determined that unremitted earnings of the Company’s foreign subsidiaries are considered indefinitely reinvested outside of the United States.

7. Stock-Based Compensation Plans

Stock-based compensation expense for the three and nine months ended September 30, 2016 and 2015 was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(In thousands)
Employees	$3,387	$2,958	$9,963	$8,596
Non-employee directors	312	294	673	680
Total stock-based compensation	$3,699	$3,252	$10,636	$9,276

The Company records stock-based compensation for employees in employee compensation and benefits and for non-employee directors in general and administrative expenses in the Consolidated Statements of Operations.

   During the nine months ended September 30, 2016, the Company granted to employees and directors a total of 101,215 shares of restricted stock or restricted stock units, performance-based shares with an expected pay-out at target of 48,899 shares of common stock and 112,988 options to purchase shares of common stock. The fair value of the restricted stock and performance-based share awards was based on a weighted-average fair value per share at the grant date of $106.25 and $102.54, respectively. Based on the Black-Scholes option pricing model, the weighted-average fair value for each option granted was $31.80 per share.

  As of September 30, 2016, the total unrecognized compensation cost related to all non-vested awards was $25.8 million. That cost is expected to be recognized over a weighted-average period of 2.5 years.

8. Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per common share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(In thousands, except per share amounts)
Net income	$30,918	$22,715	$93,007	$71,546

Basic weighted average shares outstanding	36,889	36,681	36,847	36,695
Dilutive effect of stock options and restricted stock	903	962	891	941
Diluted weighted average shares outstanding	37,792	37,643	37,738	37,636

Basic earnings per share	$0.84	$0.62	$2.52	$1.95
Diluted earnings per share	$0.82	$0.60	$2.46	$1.90

Stock options and restricted stock totaling 6,480 shares and 130,112 shares for the three months ended September 30, 2016 and 2015, respectively, and 112,004 shares and 170,429 shares for the nine months ended September 30, 2016 and 2015, respectively, were excluded from the computation of diluted earnings per share because their effect would have been antidilutive. The computation of diluted shares can vary among periods due, in part, to the change in the average price of the Company’s common stock.

9. Credit Agreement

In January 2013, the Company entered into a three-year credit agreement that provided for revolving loans and letters of credit up to an aggregate of $50.0 million. In October 2015, the Company entered into an amended and restated credit agreement (the “Credit Agreement”) that increased the borrowing capacity to an aggregate of $100.0 million, including a $5.0 million sub-limit for standby letters of credit. The Credit Agreement will mature in October 2017. As of September 30, 2016, the Company had $0.9 million in letters of credit outstanding leaving $99.1 million available to borrow under the Credit Agreement. Subject to satisfaction of certain specified conditions, the Company is permitted to upsize the borrowing capacity under the Credit Agreement by an additional $50.0 million.

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

The Credit Agreement requires that the Company’s consolidated total leverage ratio tested on the last day of each fiscal quarter not exceed 2.5 to 1.0 and a consolidated interest coverage ratio tested on the last day of each fiscal quarter not be less than 3.5 to 1.0. The Credit Agreement also requires that the Company’s trailing twelve month adjusted EBITDA tested on the last day of each fiscal quarter not be less than $80 million.  The Company was in compliance with all applicable covenants at September 30, 2016 and December 31, 2015.

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

10. Commitments and Contingencies

Lease Commitments

The Company leases office space under non-cancelable lease agreements expiring at various dates through 2033. Office space leases are subject to escalation based on certain costs incurred by the landlord. Minimum rental commitments as of September 30, 2016 under such operating leases were as follows (in thousands):

Remainder of 2016	$821
2017	4,497
2018	4,348
2019	9,256
2020	10,542
2021 and thereafter	118,179
$147,643

Rental expense was $3.1 million and $3.0 million for the nine months ended September 30, 2016 and 2015, respectively, and is included in occupancy expense in the Consolidated Statements of Operations. Rental expense has been recorded based on the total minimum lease payments after giving effect to rent abatement and concessions, which are being amortized on a straight-line basis over the life of the lease. The Company is contingently obligated for standby letters of credit amounting to $0.9 million that were issued to landlords for office space.

During the three months ended September 30, 2016, the Company entered into non-cancelable lease agreements for approximately 108,000 square feet of office space that commence on or after December 1, 2016 and expire through December 31, 2033.  The aggregate minimum rental commitment under such leases is $127.4 million.

The Company has assigned a lease agreement on a leased property to a third party and is contingently liable should the assignee default on future lease obligations through the November 2020 lease termination date.  The aggregate amount of the future lease obligation under this arrangement is $1.1 million as of September 30, 2016.

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

Other

The Company, through two regulated subsidiaries, executes certain bond transactions between and among institutional investor and broker-dealer clients on a matched principal basis by serving as counterparty to both the buyer and the seller in trades which settle through third-party clearing brokers. Settlement typically occurs within one to three trading days after the trade date. Cash settlement of the transaction occurs upon receipt or delivery of the underlying instrument that was traded. For the nine months ended September 30, 2016 and 2015, revenues from matched principal trading were approximately $26.6 million and $11.6 million, respectively. Under securities clearing agreements with third-party clearing brokers, the Company maintains collateral deposits with each clearing broker in the form of cash. As of September 30, 2016, the amount of the collateral deposits included in prepaid expenses and other assets in the Consolidated Statements of Financial Condition was $1.1 million compared to $1.5 million at December 31, 2015. For the nine months ended September 30, 2016 and 2015, clearing expenses associated with matched principal transactions were $4.8 million and $2.3 million, respectively, and are classified under general and administrative expense on the Consolidated Statements of Operations. The Company is exposed to credit risk in the event a counterparty does not fulfill its obligation to complete a transaction or if there is a miscommunication or other error in executing a matched principal transaction. Pursuant to the terms of the securities clearing agreements, the clearing broker has the right to charge the Company for losses resulting from a counterparty credit failure. The losses are not capped at a maximum amount and apply to all trades executed through the clearing broker. The Company did not record any liabilities or losses with regard to this right for the nine months ended September 30, 2016 and 2015.

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

11. Customer Concentration

During both the nine months ended September 30, 2016 and 2015, no single client accounted for more than 10% of total revenue. One institutional investor client accounted for 14.6% and 15.5% of trading volumes during the nine months ended September 30, 2016 and 2015, respectively.

12. Share Repurchase Program

In January 2014, the Board of Directors of the Company authorized a two-year share repurchase program for up to $35.0 million of the Company’s common stock. In July 2014, the Board of Directors approved a $65.0 million increase in the size of the share repurchase program. In January 2016, the Board of Directors authorized a new two-year share repurchase program for up to $25.0 million of the Company’s common stock. For the nine months ended September 30, 2015, the Company repurchased 238,201 shares of common stock at a cost of $20.0 million. For the nine months ended September 30, 2016, the Company repurchased 93,516 shares of common stock at a cost of $13.9 million. In October 2016, the Board of Directors approved a $50.0 million increase in the size of the current share repurchase program. Shares repurchased under each program will be held in treasury for future use.

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

For the three and nine months ended September 30, 2016 and 2015, the U.K. was the only individual foreign country in which the Company had a subsidiary that accounted for 10% or more of the total revenues or total long-lived assets of the Company.  Revenues and long-lived assets are attributed to a geographic area based on the location of the particular subsidiary. Long-lived assets are defined as furniture, equipment, leasehold improvements and capitalized software. Information regarding revenue for the three and nine months ended September 30, 2016 and 2015 and long-lived assets as of September 30, 2016 and December 31, 2015 was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(In thousands)
Revenues
United States	$77,571	$64,098	$235,078	$196,488
United Kingdom	12,433	9,830	39,165	29,094
Other	267	264	1,240	872
Total	$90,271	$74,192	$275,483	$226,454

	As of
	September 30, 2016	December 31, 2015
	(In thousands)
Long-lived assets, as defined
United States	$22,674	$21,968
United Kingdom	8,077	8,910
Other	22	19
Total	$30,773	$30,897

14. Deferred Compensation Plans

In 2015, the Company adopted a non-qualified deferred cash incentive plan for certain officers and other employees. Under the plan, eligible employees may defer up to 100% of their annual cash incentive pay.  The Company has elected to fund its deferred compensation obligations through a rabbi trust.  The rabbi trust is subject to creditor claims in the event of insolvency but such assets are not available for general corporate purposes.  Assets held in the rabbi trust are invested in mutual funds, as selected by the participants, which are designated as trading securities and carried at fair value.  The initial deferrals of $1.2 million occurred in January 2016 and as of September 30, 2016; the fair value of the mutual fund investments was $1.3 million.  Changes in the fair value of securities held in the rabbi trust will be recognized as trading gains and losses and included in other revenues and offsetting increases or decreases in the deferred compensation obligation will be recorded in employee compensation and benefits. For the nine months ended September 30, 2016, the trading gains and compensation expense were each $0.2 million.

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

Executive Overview

MarketAxess operates a leading electronic trading platform that enables fixed-income market participants to efficiently trade corporate bonds and other types of fixed-income instruments using our patented trading technology. Over 1,100 institutional investor and broker-dealer firms are active users of our trading platform, accessing global liquidity in U.S. high-grade corporate bonds, emerging markets and high-yield bonds, European bonds, U.S. agency bonds, municipal bonds, credit default swaps and other fixed-income securities. Through our Open Trading™ protocols, we execute trades in certain bonds between and among institutional investor and broker-dealer clients in an all-to-all trading environment on a matched principal basis.  We also offer a number of trading-related products and services, including: market data to assist clients with trading decisions; connectivity solutions that facilitate straight-through processing; technology services to optimize trading environments; and execution services for exchange-traded fund managers and other clients. Through our Trax® division, we also offer a range of pre- and post-trade services, including trade matching, regulatory transaction reporting, and market and reference data across a range of fixed-income and other products.

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

Competitive Landscape

The global fixed-income securities industry generally, and the electronic financial services markets in which we engage in particular, are highly competitive, and we expect competition to intensify in the future. Sources of competition for us will continue to include, among others, bond trading conducted directly between broker-dealers and their institutional investor clients over the telephone or electronically and other multi-dealer or all-to-all trading platforms. Competitors, including companies in which some of our broker-dealer clients have invested, have developed or acquired electronic trading platforms or have announced their intention to explore the development of electronic platforms that may compete with us.

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

Trends in Our Business

The majority of our revenues are derived from commissions for transactions executed on our platform between and among our institutional investor and broker-dealer clients and monthly distribution fees. We believe that there are five key variables that impact the notional value of such transactions on our platform and the amount of commissions and distribution fees earned by us:

•	the number of participants on our platform and their willingness to originate transactions through the platform;
•	the number of institutional investor and broker-dealer clients on the platform and the frequency and competitiveness of the price responses they provide on our platform;
•	the number of markets for which we make trading available to our clients;
•	the overall level of activity in these markets; and
•	the level of commissions that we collect for trades executed through the platform.

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

Marketing and Advertising. Marketing and advertising expense consists primarily of print and other advertising expenses we incur to promote our products and services. This expense also includes costs associated with attending or exhibiting at industry-sponsored seminars, conferences and conventions, and travel and entertainment expenses incurred by our sales force to promote our trading platform and information and post-trade services.

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

Critical Accounting Policies and Estimates

This Management’s Discussion and Analysis of Financial Condition and Results of Operations discusses our Consolidated Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the United States, also referred to as U.S. GAAP. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the reported amounts of income and expenses during the reporting periods. We base our estimates and judgments on historical experience and on various other factors that we believe are reasonable under the circumstances. Actual results may differ from these estimates under varying assumptions or conditions. Note 2 of the Notes to our Consolidated Financial Statements includes a summary of the significant accounting policies and methods used in the preparation of our Consolidated Financial Statements.  There were no significant changes to our critical accounting policies and estimates during the nine months ended September 30, 2016, as compared to those we disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2015.

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

Results of Operations

Three Months Ended September 30, 2016 Compared to Three Months Ended September 30, 2015

Overview

Total revenues increased by $16.1 million or 21.7% to $90.3 million for the three months ended September 30, 2016, from $74.2 million for the three months ended September 30, 2015. This increase in total revenues was primarily due to higher commissions of $16.3 million.  A 15.2% change in the average foreign currency exchange rates of the Pound Sterling compared to the U.S. dollar from the three months ended September 30, 2015 to the three months ended September 30, 2016 had the effect of decreasing revenues by $2.2 million.

Total expenses increased by $5.1 million or 13.1% to $43.9 million for the three months ended September 30, 2016, from $38.8 million for the three months ended September 30, 2015. This increase was primarily due to higher employee compensation and benefits of $2.9 million, higher professional and consulting fees of $1.1 million, and higher marketing and advertising expenses of $0.8 million.  The change in average foreign currency exchange rates had the effect of decreasing expenses by $2.1 million in the three months ended September 30, 2016.

Income before taxes increased by $11.0 million or 31.1% to $46.4 million for the three months ended September 30, 2016, from $35.4 million for the three months ended September 30, 2015. Net income increased by $8.2 million or 36.1% to $30.9 million for the three months ended September 30, 2016, from $22.7 million for three months ended September 30, 2015.

Revenues

Our revenues for the three months ended September 30, 2016 and 2015, and the resulting dollar and percentage changes, were as follows:

	Three Months Ended September 30,
	2016		2015
		% of		% of	$	%
	$	Revenues	$	Revenues	Change	Change
	($ in thousands)
Commissions	$81,456	90.2%	$65,178	87.9%	$16,278	25.0%
Information and post-trade services	7,322	8.1	7,671	10.3	(349)	(4.5)
Investment income	534	0.6	248	0.3	286	115.3
Other	959	1.1	1,095	1.5	(136)	(12.4)
Total revenues	$90,271	100.0%	$74,192	100.0%	$16,079	21.7%

Commissions. Our commission revenues for the three months ended September 30, 2016 and 2015, and the resulting dollar and percentage changes, were as follows:

	Three Months Ended September 30,
			$	%
	2016	2015	Change	Change
	($ in thousands)
Variable transaction fees
U.S. high-grade	$33,765	$23,337	$10,428	44.7%
Other credit	30,181	24,091	6,090	25.3
Liquid products	798	598	200	33.4
Total variable transaction fees	64,744	48,026	16,718	34.8
Distribution fees
U.S. high-grade	15,077	15,376	(299)	(1.9)
Other credit	1,466	1,487	(21)	(1.4)
Liquid products	169	289	(120)	(41.5)
Total distribution fees	16,712	17,152	(440)	(2.6)
Total commissions	$81,456	$65,178	$16,278	25.0%

Variable Transaction Fees

The following table shows the extent to which the increase in variable transaction fees for the three months ended September 30, 2016 was attributable to changes in transaction volumes and variable transaction fees per million:

	Change from the Three Months Ended September 30, 2015
	U.S. High-Grade	Other Credit	Liquid Products	Total
	(In thousands)
Volume increase	$6,401	$10,995	$215	$17,611
Variable transaction fee per million increase (decrease)	4,027	(4,905)	(15)	(893)
Total commissions increase	$10,428	$6,090	$200	$16,718

Our trading volumes for the three months ended September 30, 2016 and 2015 were as follows:

	Three Months Ended September 30,
			$	%
	2016	2015	Change	Change
Trading Volume Data (in millions)
U.S. high-grade - fixed rate	$172,006	$132,625	$39,381	29.7%
U.S. high-grade - floating rate	6,442	7,414	(972)	(13.1)
Total U.S. high-grade	178,448	140,039	38,409	27.4
Other credit	122,821	84,333	38,488	45.6
Liquid products	20,880	15,353	5,527	36.0
Total	$322,149	$239,725	$82,424	34.4%

Number of U.S. Trading Days	64	64
Number of U.K. Trading Days	65	65

For volume reporting purposes, transactions in foreign currencies are converted to U.S. dollars at average monthly rates. The 27.4% increase in our U.S. high-grade volume was principally due to an increase in our estimated market share of adjusted total U.S. high-grade corporate bond volume as reported by Financial Industry Regulatory Authority (“FINRA”) Trade Reporting and Compliance Engine (“TRACE”) from 14.9% for the three months ended September 30, 2015 to 16.0% for the three months ended September 30, 2016, coupled with an increase in overall market volume as measured by TRACE.  We adjusted the reported U.S. high-grade TRACE volumes to eliminate the increased reporting of affiliate back-to-back trades by certain broker-dealers that occurred from April 2014 through October 2015. Adjusted U.S. high-grade TRACE volume increased 18.7% to $1.1 trillion for the three months ended September 30, 2016 from $0.9 trillion for the three months ended September 30, 2015.  Based on information provided by FINRA, we believe that the TRACE volumes, as adjusted by us, provide a more accurate comparison to prior period reporting. We have provided a reconciliation of the reported U.S. high-grade TRACE volumes to the adjusted U.S. high-grade TRACE volumes in the “Investor Relations” section of our website.

Other credit volumes increased by 45.6% for the three months ended September 30, 2016 compared to the three months ended September 30, 2015, primarily due to increases of 61% in emerging markets bond volume, 54% in Eurobond volume and 19% in high-yield bond volume. Liquid products volume (excluding credit derivatives) increased by 36.0% for the three months ended September 30, 2016 compared to the three months ended September 30, 2015 due mainly to a 27.2% increase in estimated U.S. agency bond market volume as reported by TRACE.

Our average variable transaction fee per million for the three months ended September 30, 2016 and 2015 was as follows:

	Three Months Ended September 30,
	2016	2015
Average Variable Transaction fee per million
U.S. high-grade - fixed rate	$195	$174
U.S. high-grade - floating rate	38	37
Total U.S. high-grade	189	167
Other credit	246	286
Liquid products	38	39
Total	201	200

Total U.S. high-grade average variable transaction fee per million increased to $189 per million for the three months ended September 30, 2016 from $167 per million for the three months ended September 30, 2015 principally as a result of an increase in the duration of bonds traded. Other credit average variable transaction fee per million decreased to $246 per million for the three months ended September 30, 2016 from $286 per million for the three months ended September 30, 2015 due to a larger percentage of volume in products, principally emerging market bonds, and high-yield protocols that carry lower fees per million.

Distribution Fees

U.S. high-grade distribution fees decreased $0.4 million principally due to a decrease in unused monthly fee commitments under our all-variable fee plan.

Information and Post-Trade Services. Information and post-trade services revenues decreased by $0.3 million principally due to the unfavorable impact of foreign currency exchange rate changes of $1.0 million offset by higher data revenue of $0.7 million. Transaction reporting revenue was consistent year over year as an increase in the number of transactions processed to 302 million for the three months ended September 30, 2016 from 255 million for the three months ended September 30, 2015 was offset by a reduction in the transaction reporting fee capture rate.

Investment Income. Investment income increased by $0.3 million primarily due to a higher investment balance in 2016.

Other. Other income decreased by $0.1 million principally due to unrealized losses on trading security investments.

Expenses

Our expenses for the three months ended September 30, 2016 and 2015, and the resulting dollar and percentage changes were as follows:

	Three Months Ended September 30,
	2016		2015
		% of		% of	$	%
	$	Revenues	$	Revenues	Change	Change
	($ in thousands)
Expenses
Employee compensation and benefits	$23,914	26.5%	$21,002	28.3%	$2,912	13.9%
Depreciation and amortization	4,325	4.8	4,642	6.3	(317)	(6.8)
Technology and communications	4,245	4.7	3,891	5.2	354	9.1
Professional and consulting fees	4,342	4.8	3,210	4.3	1,132	35.3
Occupancy	1,220	1.4	1,246	1.7	(26)	(2.1)
Marketing and advertising	2,140	2.4	1,304	1.8	836	64.1
General and administrative	3,731	4.1	3,544	4.8	187	5.3
Total expenses	$43,917	48.7%	$38,839	52.3%	$5,078	13.1%

Employee Compensation and Benefits. Employee compensation and benefits increased by $2.9 million primarily due to a $1.8 million increase in salaries, taxes and benefits principally as a result of higher employee headcount, higher employee incentive compensation of $0.8 million, which is tied to operating performance, and a $0.4 million increase in stock-based compensation resulting from higher employee equity awards granted in 2016.

Depreciation and Amortization. Depreciation and amortization decreased by $0.3 million primarily due to a $0.5 million decrease in amortization expense of acquired intangible assets offset by a $0.2 million increase in software development amortization expense. For the three months ended September 30, 2016 and 2015, $0.8 million and $1.4 million, respectively, of equipment purchases and leasehold improvements and $2.9 million and $2.7 million, respectively, of software development costs were capitalized.

Technology and Communications.  Technology and communication expenses increased by $0.4 million primarily due to a $0.3 million increase in market data costs.

Professional and Consulting Fees. Professional and consulting fees increased by $1.1 million due to higher tax and risk consulting services of $0.3 million, technology consulting costs of $0.8 million and consulting fees associated with new system implementations of $0.3 million offset by a $0.2 million reduction in recruiting fees.

Occupancy. Occupancy costs were $1.2 million for both the three months ended September 30, 2016 and 2015.

Marketing and Advertising. Marketing and advertising expenses increased by $0.8 million primarily due to higher advertising costs of $0.4 million and sales related travel and entertainment costs of $0.3 million.

General and Administrative. General and administrative expenses increased by $0.2 million principally due to a $0.2 million increase in clearing costs.  During the third quarter of 2016, we amended the terms of our agreements with our third-party clearing brokers which resulted in a reduction in transaction and other clearing costs.  Third-party clearing costs as a percentage of matched principal trading revenue decreased from 19.9 % for the three months ended September 30, 2015 to 10.2 % for the three months ended September 30, 2016.

Provision for Income Tax. The $2.8 million increase in the tax provision was primarily attributable to higher pre-tax income. Our consolidated effective tax rate for the three months ended September 30, 2016 was 33.3%, compared to 35.7% for the three months ended September 30, 2015. The decrease was principally due to a higher percentage of income attributable to lower tax jurisdictions, favorable adjustments resulting from the conclusion of an Internal Revenue Service audit and the filing of prior year tax returns and the inclusion of the research credit permanently enacted in 2016. Our consolidated effective tax rate can vary from period to period depending on, among other factors, the geographic mix of our earnings and changes in tax legislation and tax rates.

Nine Months Ended September 30, 2016 Compared to Nine Months Ended September 30, 2015

Overview

Total revenues increased by $49.0 million or 21.7% to $275.5 million for the nine months ended September 30, 2016, from $226.5 million for the nine months ended September 30, 2015. This increase in total revenues was primarily due to higher commissions of $48.2 million.  An 8.6% change in average foreign currency exchange rates of the Pound Sterling compared to the U.S. dollar from the nine months ended September 30, 2015 to the nine months ended September 30, 2016 had the effect of decreasing revenues by $3.7 million.

Total expenses increased by $18.7 million or 16.2% to $134.2 million for the nine months ended September 30, 2016, from $115.5 million for the nine months ended September 30, 2015. This increase was primarily due to higher employee compensation and benefits of $11.5 million, an increase of $2.9 million in professional and consulting fees, an increase in general and administrative expense of $2.3 million and an increase in marketing and advertising expenses of $1.5 million. The change in average foreign currency exchange rates had the effect of decreasing expenses by $3.4 million in the nine months ended September 30, 2016.

Income before taxes increased by $30.4 million or 27.4% to $141.3 million for the nine months ended September 30, 2016, from $110.9 million for the nine months ended September 30, 2015. Net income increased by $21.5 million or 30% to $93.0 million for the nine months ended September 30, 2016, from $71.5 million for nine months ended September 30, 2015.

Revenues

Our revenues for the nine months ended September 30, 2016 and 2015, and the resulting dollar and percentage changes, were as follows:

	Nine Months Ended September 30,
	2016		2015
		% of		% of	$	%
	$	Revenues	$	Revenues	Change	Change
	($ in thousands)
Commissions	$246,788	89.6%	$198,608	87.7%	$48,180	24.3%
Information and post-trade services	23,687	8.6	22,982	10.1	705	3.1
Investment income	1,469	0.5	621	0.3	848	136.6
Other	3,539	1.3	4,243	1.9	(704)	(16.6)
Total revenues	$275,483	100.0%	$226,454	100.0%	$49,029	21.7%

Commissions. Our commission revenues for the nine months ended September 30, 2016 and 2015, and the resulting dollar and percentage changes, were as follows:

	Nine Months Ended September 30,
			$	%
	2016	2015	Change	Change
	($ in thousands)
Variable transaction fees
U.S. high-grade	$101,104	$76,662	$24,442	31.9%
Other credit	94,928	71,321	23,607	33.1
Liquid products	2,096	1,989	107	5.4
Total variable transaction fees	198,128	149,972	48,156	32.1
Distribution fees
U.S. high-grade	43,598	43,410	188	0.4
Other credit	4,437	4,400	37	0.8
Liquid products	625	826	(201)	(24.3)
Total distribution fees	48,660	48,636	24	0.0
Total commissions	$246,788	$198,608	$48,180	24.3%

Variable Transaction Fees

The following table shows the extent to which the increase in variable transaction fees for the nine months ended September 30, 2016 was attributable to changes in transaction volumes and variable transaction fees per million:

	Change from the Nine Months Ended September 30, 2015
	U.S. High-Grade	Other Credit	Liquid Products	Total
	(In thousands)
Volume increase	$19,610	$36,998	$180	$56,788
Variable transaction fee per million increase (decrease)	4,832	(13,391)	(73)	(8,632)
Total commissions increase	$24,442	$23,607	$107	$48,156

Our trading volumes for the nine months ended September 30, 2016 and 2015 were as follows:

	Nine Months Ended September 30,
			$	%
	2016	2015	Change	Change
Trading Volume Data (in millions)
U.S. high-grade - fixed rate	$525,331	$413,071	$112,260	27.2%
U.S. high-grade - floating rate	20,169	21,313	(1,144)	(5.4)
Total U.S. high-grade	545,500	434,384	111,116	25.6
Other credit	370,963	244,256	126,707	51.9
Liquid products	53,982	49,501	4,481	9.1
Total	$970,445	$728,141	$242,304	33.3%

Number of U.S. Trading Days	189	188
Number of U.K. Trading Days	190	189

For volume reporting purposes, transactions in foreign currencies are converted to U.S. dollars at average monthly rates. The 25.6% increase in our U.S. high-grade volume was principally due to an increase in our estimated market share of adjusted total U.S. high-grade corporate bond volume as reported by TRACE from 14.4 % for the nine months ended September 30, 2015 to 15.6% for the nine months ended September 30, 2016, coupled with an increase in overall market volume as measured by TRACE.  We adjusted the reported U.S. high-grade TRACE volumes to eliminate the increased reporting of affiliate back-to-back trades by certain broker-dealers that occurred from April 2014 through October 2015. Adjusted U.S. high-grade TRACE volume increased 15.9% to $3.5 trillion for the nine months ended September 30, 2016 from $3.0 trillion for the nine months ended September 30, 2015.  Based on information provided by FINRA, we believe that the TRACE volumes, as adjusted by us, provide a more accurate comparison to prior period reporting. We have provided a reconciliation of the reported U.S. high-grade TRACE volumes to the adjusted U.S. high-grade TRACE volumes in the “Investor Relations” section of our website.

Other credit volumes increased by 51.9% for the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015, primarily due to increases of 74% in Eurobond volume, 51% in emerging markets bond volume and 37% in high-yield bond volume. Liquid products volume (excluding credit derivatives) increased by 9.1% for the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015, due to an increase in our estimated share of the U.S. agency bond market and a 4.2% increase in estimated U.S. agency bond market volume as reported by TRACE.

Our average variable transaction fee per million for the nine months ended September 30, 2016 and 2015 was as follows:

	Nine Months Ended September 30,
	2016	2015
Average Variable Transaction fee per million
U.S. high-grade - fixed rate	$191	$183
U.S. high-grade - floating rate	37	44
Total U.S. high-grade	185	176
Other credit	256	292
Liquid products	39	40
Total	204	206

Total U.S. high-grade average variable transaction fee per million increased to $185 per million for the nine months ended September 30, 2016 from $176 per million for the nine months ended September 30, 2015 mainly due to an increase in the duration of bonds traded. Other credit average variable transaction fee per million decreased to $256 per million for the nine months ended September 30, 2016  from $292 per million for the nine months ended September 30, 2015 due to a larger percentage of volume in products, principally Eurobond and emerging market sovereign bonds, and high-yield protocols that carry lower fees per million.

Distribution Fees

U.S. high-grade distribution fees were approximately $48.7 million for both the nine months ended September 30, 2016 and 2015.

Information and Post-Trade Services. Information and post-trade services revenues increased by $0.7 million principally due to higher data revenue of $2.3 million offset by the unfavorable foreign currency exchange rate of $1.7 million.  Transaction reporting revenue was consistent year over year as an increase in the number of transactions processed to 892 million for the nine months ended September 30, 2016 from 787 million for the nine months ended September 30, 2015 was offset by a reduction in the transaction reporting fee capture rate.

Investment Income. Investment income increased by $0.8 million primarily due to a higher investment balance in 2016.

Other. Other income decreased by $0.7 million principally due to the wind-down of a professional consulting service engagement.

Expenses

Our expenses for the nine months ended September 30, 2016 and 2015, and the resulting dollar and percentage changes were as follows:

	Nine Months Ended September 30,
	2016		2015
		% of		% of	$	%
	$	Revenues	$	Revenues	Change	Change
	($ in thousands)
Expenses
Employee compensation and benefits	$74,256	27.0%	$62,769	27.7%	$11,487	18.3%
Depreciation and amortization	13,546	4.9	13,857	6.1	(311)	(2.2)
Technology and communications	12,826	4.7	12,196	5.4	630	5.2
Professional and consulting fees	12,449	4.5	9,503	4.2	2,946	31.0
Occupancy	3,606	1.3	3,470	1.5	136	3.9
Marketing and advertising	5,742	2.1	4,260	1.9	1,482	34.8
General and administrative	11,783	4.3	9,485	4.2	2,298	24.2
Total expenses	$134,208	48.7%	$115,540	51.0%	$18,668	16.2%

Employee Compensation and Benefits. Employee compensation and benefits increased by $11.5 million primarily due to a $7.3 million increase in salaries, taxes and benefits principally as a result of higher employee headcount, higher employee incentive compensation of $2.8 million, which is tied to operating performance, and a $1.4 million increase in stock-based compensation resulting from higher employee equity awards granted in 2016.

Depreciation and Amortization. Depreciation and amortization decreased by $0.3 million primarily due to a $1.1 million decrease in amortization expense of acquired intangible assets offset by a $0.6 million increase in software development amortization expense. For the nine months ended September 30, 2016 and 2015, $4.8 million and $3.7 million, respectively, of equipment purchases and leasehold improvements and $9.1 million and $7.5 million, respectively, of software development costs were capitalized.

Technology and Communications.  Technology and communication expenses increased by $0.6 million primarily due to a $0.9 million increase in market data costs offset by lower office telecom costs of $0.3 million.

Professional and Consulting Fees. Professional and consulting fees increased by $2.9 million due to higher technology consulting costs of $1.1 million, tax and risk consulting services of $0.9 million and consulting fees associated with new system implementations of $0.8 million.

Occupancy. Occupancy costs increased by $0.1 million primarily due to rent associated with additional New York City office space that was occupied in April 2015.

Marketing and Advertising. Marketing and advertising expenses increased by $1.5 million primarily due to higher advertising costs of $0.6 million and sales related travel and entertainment costs of $0.8 million.

General and Administrative. General and administrative expenses increased by $2.3 million primarily due to higher clearing costs of $2.5 million.

Provision for Income Tax. The $8.9 million increase in the tax provision was primarily attributable to higher pre-tax income offset by a lower effective tax rate. Our consolidated effective tax rate for the nine months ended September 30, 2016 was 34.2%, compared to 35.5% for the nine months ended September 30, 2015. The decrease was principally due to a higher percentage of income attributable to lower tax jurisdictions, favorable adjustments resulting from the conclusion of an Internal Revenue Service audit and the filing of prior year tax returns and the inclusion of the research credit permanently enacted in 2016. Our consolidated effective tax rate can vary from period to period depending on, among other factors, the geographic mix of our earnings and changes in tax legislation and tax rates.

Liquidity and Capital Resources

During the past three years, we have met our cash needs through cash on hand and internally generated funds. Cash and cash equivalents and investments totaled $332.1 million at September 30, 2016.

In January 2013, we entered into a three-year credit agreement that provides for revolving loans and letters of credit up to an aggregate of $50.0 million. In October 2015, we entered into an amended and restated credit agreement (the “Credit Agreement”) that increased the borrowing capacity to an aggregate of $100 million, including a $5.0 million sub-limit for standby letters of credit. The Credit Agreement will mature in October 2017. As of September 30, 2016, we had $0.9 million in letters of credit outstanding leaving $99.1 million available to borrow under the Credit Agreement. Subject to satisfaction of certain specified conditions, we are permitted to upsize the borrowing capacity under the Credit Agreement by an additional $50.0 million.

Our cash flows were as follows:

	Nine Months Ended September 30,
			$	%
	2016	2015	Change	Change
	($ in thousands)
Net cash provided by operating activities	$23,974	$76,338	$(52,364)	(68.6)%
Net cash (used in) investing activities	(23,899)	(43,515)	19,616	(45.1)
Net cash (used in) financing activities	(37,379)	(40,944)	3,565	(8.7)
Effect of exchange rate changes on cash and cash equivalents	(980)	(427)	(553)	129.5
Net (decrease) for the period	$(38,284)	$(8,548)	$(29,736)	347.9%

The $52.4 million decrease in net cash provided by operating activities was primarily due to a net increase in corporate debt trading investments of $74.5 million offset by an increase in net income of $21.5 million and a reduction in working capital of $1.9 million.

The $19.6 million decrease in net cash used in investing activities was primarily due to a reduction of $21.7 million in net purchases of available-for-sale investments offset by an increase in capital expenditures of $2.6 million.

The $3.6 million decrease in net cash used in financing activities was principally due to a decrease of $6.2 million in repurchases of our common stock and higher excess tax benefits from stock-based compensation of $5.0 million, offset by a $6.7 million increase in the cash dividend paid on common stock.

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

The table set forth below presents a reconciliation of our cash flow from operating activities to Free Cash Flow, as defined, for the 12 months ended September 30, 2016 and 2015:

	Twelve months ended September 30,
	2016	2015
	($ in thousands)
Cash flow from operating activities	$67,832	$117,701
Add: Net purchases of corporate debt trading investments	74,535	—
Less: Purchases of furniture, equipment and leasehold improvements	(6,304)	(4,355)
Less: Capitalization of software development costs	(11,645)	(10,265)
Free Cash Flow	$124,418	$103,081

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

Certain of our U.S. subsidiaries are registered as a broker-dealer or a SEF and therefore are subject to the applicable rules and regulations of the SEC and the CFTC. These rules contain minimum net capital requirements, as defined in the applicable regulations, and also may require a significant part of the registrants’ assets be kept in relatively liquid form. Certain of our foreign subsidiaries are regulated by the Financial Conduct Authority in the U.K. or Ontario Securities Commission in Canada and must maintain financial resources, as defined in the applicable regulations, in excess of the applicable financial resources requirement. As of September 30, 2016, each of our subsidiaries that are subject to these regulations had net capital or financial resources in excess of their minimum requirements. As of September 30, 2016, our subsidiaries maintained aggregate net capital and financial resources that were $107.3 million in excess of the required levels of $10.4 million.

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

As of September 30, 2016, the amount of unrestricted cash held by our non-U.S. subsidiaries was $58.7 million. We have determined that unremitted earnings of our foreign subsidiaries are considered indefinitely reinvested outside of the U.S. Any repatriation of such foreign earnings by way of dividend may be subject to both U.S. federal and state income taxes, reduced by applicable foreign tax credits. However, we do not have any current needs or foreseeable plans to repatriate cash by way of dividends from our non-U.S. subsidiaries.

We execute certain bond transactions between and among institutional investor and broker-dealer clients on a matched principal basis by serving as counterparty to both the buyer and the seller in trades which settle through a third-party clearing broker. Settlement typically occurs within one to three trading days after the trade date. Cash settlement of the transaction occurs upon receipt or delivery of the underlying instrument that was traded. For the nine months ended September 30, 2016 and 2015, revenues from matched principal trading were approximately $26.6 million and $11.6 million, respectively. Under securities clearing agreements with third-party clearing brokers, we maintain collateral deposits with each clearing broker in the form of cash. As of September 30, 2016, the amount of the collateral deposits included in prepaid expenses and other assets in the Consolidated Statements of Financial Condition was $1.1 million compared to $1.5 million at December 31, 2015.  For the nine months ended September 30, 2016, and 2015, clearing expenses associated with matched principal transactions were $4.8 million and $2.3 million, respectively, and are classified under general and administrative expense on the Consolidated Statements of Operations. We are exposed to credit risk in the event a counterparty does not fulfill its obligation to complete a transaction. Pursuant to the terms of the securities clearing agreements between us and our clearing brokers, the clearing brokers have the right to charge us for losses resulting from a counterparty credit failure. The losses are not capped at a maximum amount and apply to all trades executed through such clearing broker. We did not record any liabilities or losses with regard to this right for the nine months ended September 30, 2016 and 2015.

In the ordinary course of business, we enter into contracts that contain a variety of representations, warranties and general indemnifications. Our maximum exposure from any claims under these arrangements is unknown, as this would involve claims that have not yet occurred. However, based on past experience, we expect the risk of material loss to be remote.

In January 2016, our Board of Directors authorized a new two-year share repurchase program for up to $25.0 million of our common stock. As of September 30, 2016, approximately $11.2 million remained authorized for repurchase under the current program. In October 2016, our Board of Directors approved a $50.0 million increase in the size of the current share repurchase program. Shares repurchased under the program will be held in treasury for future use.

In October 2016, our Board of Directors approved a quarterly cash dividend of $0.26 per share payable on November 23, 2016 to stockholders of record as of the close of business on November 9, 2016. Any future declaration and payment of dividends will be at the sole discretion of our Board of Directors. Our Board of Directors may take into account such matters as general business conditions, our financial results, capital requirements, contractual obligations, legal, and regulatory restrictions on the payment of dividends to our stockholders or by our subsidiaries to their respective parent entities, and any such other factors as the Board of Directors may deem relevant.

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

Contractual Obligations and Commitments

As of September 30, 2016, we had the following contractual obligations and commitments:

	Payments due by period
		Less than			More than
	Total	1 year	1 - 3 years	3 - 5 years	5 years
	($ in thousands)
Operating leases	$147,643	$4,093	$12,193	$20,758	$110,599
Foreign currency forward contract	59,644	59,644	—	—	—
	$207,287	$63,737	$12,193	$20,758	$110,599

During the three months ended September 30, 2016, we entered into non-cancelable lease agreements for approximately 108,000 square feet of office space that commence on or after December 1, 2016 and expire through December 31, 2033.  The aggregate minimum rental commitment under such leases is $127.4 million.  We expect to relocate our global headquarters in New York City to approximately 83,000 square feet of newly built office space in late 2018.

We enter into foreign currency forward contracts to hedge our exposure to variability in certain foreign currency cash flows resulting from the net investment in our U.K. subsidiaries. As of September 30, 2016, the notional value of the foreign currency forward contract outstanding was $59.6 million and the fair value of the asset was $0.3 million.

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

As of September 30, 2016, we had $169.3 million of investments, which were invested in corporate bonds and classified as securities available-for-sale or trading securities. Adverse movements, such as a 10% decrease in the value of these securities or a downturn or disruption in the markets for these securities, could result in a substantial loss. In addition, principal gains and losses resulting from these securities could on occasion have a disproportionate effect, positive or negative, on our financial condition and results of operations for any particular reporting period.

Interest Rate Risk

Interest rate risk represents our exposure to interest rate changes with respect to our cash, cash equivalents and investments. As of September 30, 2016, our cash and cash equivalents and investments amounted to $332.1 million.

A hypothetical five basis point decrease in short-term interest rates would decrease our annual pre-tax earnings by approximately $0.1 million, assuming no change in the amount or composition of our cash and cash equivalents.

As of September 30, 2016, a hypothetical 100 basis point increase or decrease in interest rates would decrease or increase the fair value of the securities available-for-sale investment portfolio by approximately $0.6 million, assuming no change in the amount or composition of the investments.  The hypothetical unrealized gain (loss) of $0.6 million would be recognized in other comprehensive income on the Consolidated Statements of Financial Condition.

A similar hypothetical 100 basis point increase or decrease in interest rates would decrease or increase the fair value of the trading securities portfolio by approximately $0.9 million.  The hypothetical unrealized gain (loss) of $0.9 million would be recognized in other income in the Consolidated Statements of Operations.

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

During the twelve months ended September 30, 2016, approximately 15% of our revenue and 24% of our expenses were denominated in currencies other than the U.S. dollar, most notably the British pound sterling.   Over the past twelve months, a hypothetical 10% increase or decrease in the U.S. dollar against all other currencies would have increased or decreased revenue by approximately $5.1 million and operating expenses by approximately $4.9 million.

Derivative Risk

Our limited derivative risk stems from our activities in the foreign currency forward contract market. We use this market to mitigate our U.S. dollar versus Pound Sterling exposure that arises from the activities of our U.K. subsidiaries. As of September 30, 2016, the fair value of the notional amount of our foreign currency forward contract was $59.6 million. We do not speculate in any derivative instruments.

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

Item 4. Controls and Procedures

(a)  Evaluation of Disclosure Controls and Procedures. Our management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our “disclosure controls and procedures, ” as that term is defined in Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of September 30, 2016. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective to ensure that information required to be disclosed by MarketAxess in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and to ensure that information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

(b)  Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2016 identified in connection with the evaluation thereof by our management, including the Chief Executive Officer and Chief Financial Officer, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

During the quarter ended September 30, 2016, we repurchased the following shares of common stock:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans and Programs	Dollar Value of Shares That May Yet Be Purchased Under the Plans and Programs
				(In thousands)
July 1, 2016 -- July 31, 2016	9,899	$149.16	9,849	$18,176
August 1, 2016 -- August 31, 2016	21,537	163.18	21,000	14,748
September 1, 2016 -- September 30, 2016	22,600	170.49	21,000	11,171
	54,036	$163.67	51,849

During the three months ended September 30, 2016, we repurchased 54,036 shares of common stock.  The repurchases included 2,187 shares surrendered by employees to us to satisfy the withholding tax obligations upon the vesting of restricted shares and 51,849 shares repurchased in connection with our share repurchase program.

In January 2016, our Board of Directors authorized a two-year share repurchase program for up to $25.0 million of our common stock. In October 2016, our Board of Directors approved a $50.0 million increase in the size of the current share repurchase program. Shares repurchased under the program will be held in treasury for future use.

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

**

Attached as Exhibit 101 to this Quarterly Report on Form 10-Q are the following materials, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Financial Condition as of September 30, 2016 and December 31, 2015; (ii) Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2016 and 2015; (iii) Consolidated Statements of Comprehensive Income for the Three and Nine Months Ended September 30, 2016 and 2015; (iv) Consolidated Statement of Stockholders’ Equity for the Nine Months Ended September 30, 2016; (v) Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2016 and 2015; and (vi) Notes to the Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MARKETAXESS HOLDINGS INC.

Date: October 28, 2016	By:	/s/ RICHARD M. MCVEY
Richard M. McVey
Chief Executive Officer
(principal executive officer)

Date: October 28, 2016	By:	/s/ ANTONIO L. DELISE
Antonio L. DeLise
Chief Financial Officer
(principal financial and accounting officer)