Form 10-K
period 2016-12-31
MARKETAXESS HOLDINGS INC
filed 2017-02-21
CIK 1278021

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☑

The aggregate market value of the shares of common stock held by non-affiliates of the registrant as of June 30, 2016 (the last business day of the registrant’s most recently completed second fiscal quarter) was approximately $5.3 billion computed by reference to the last reported sale price on the NASDAQ Global Select Market on that date. For purposes of this calculation, affiliates are considered to be officers, directors and holders of 10% or more of the outstanding common stock of the registrant on that date. The registrant had 37,636,974 shares of common stock, 1,048,441 of which were held by affiliates, outstanding on that date.

As of February 16, 2017, the aggregate number of shares of the registrant’s common stock outstanding was 37,586,345.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for the 2017 Annual Meeting of Stockholders are incorporated by reference into Items 10, 11, 12, 13 and 14 of Part III of this Form 10-K.

MARKETAXESS HOLDINGS INC.

2016 FORM 10-K ANNUAL REPORT

PART I

Forward-Looking Statements

This report contains certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements may be identified by words such as “expects,” “intends,” “anticipates,” “plans,” “believes,” “seeks,” “estimates,” “will,” or words of similar meaning and include, but are not limited to, statements regarding the outlook for our future business and financial performance. Forward-looking statements are based on management’s current expectations and assumptions, which are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict. It is routine for our internal projections and expectations to change as the year or each quarter in the year progresses, and therefore it should be clearly understood that the internal projections and beliefs upon which we base our expectations may change prior to the end of each quarter or the year. Although these expectations may change, we are under no obligation to revise or update any forward-looking statements contained in this report. Our company policy is generally to provide our expectations only once per quarter, and not to update that information until the next quarter. Actual future events or results may differ, perhaps materially, from those contained in the projections or forward-looking statements. Factors that could cause or contribute to such differences include those discussed below and elsewhere in this report, particularly in Item 1A. “Risk Factors.”

Item 1. Business.

MarketAxess Holdings Inc. (the “Company” or “MarketAxess”) operates a leading electronic trading platform that enables fixed-income market participants to efficiently trade corporate bonds and other types of fixed-income instruments using our patented trading technology. Over 1,200 institutional investor and broker-dealer firms are active users of our trading platform, accessing global liquidity in U.S. high-grade corporate bonds, emerging markets and high-yield bonds, European bonds, U.S. agency bonds, municipal bonds, credit default swaps and other fixed-income securities. Through our Open Trading™ protocols, we execute trades in certain bonds between and among institutional investor and broker-dealer clients in an all-to-all trading environment on a matched principal basis.  We also offer a number of trading-related products and services, including: market data to assist clients with trading decisions; connectivity solutions that facilitate straight-through processing; technology services to optimize trading environments; and execution services for exchange-traded fund managers and other clients. Through our Trax® division, we also offer a range of pre- and post-trade services, including trade matching, regulatory transaction reporting, and market and reference data across a range of fixed-income and other products.

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

Traditionally, bond trading has been a manual process, with product and price discovery conducted over the telephone between two or more parties. This traditional process has a number of shortcomings resulting primarily from the lack of a central trading facility for fixed-income securities, which makes it difficult to match buyers and sellers for particular issues. Many market participants also use e-mail and other electronic means of communication for trading these securities. While electronic communication methods have addressed some of the limitations associated with traditional bond trading methods, we believe that the process is still hindered by limited liquidity, limited price transparency, significant transaction costs, compliance and regulatory challenges, and difficulty in executing numerous trades at one time.

Our disclosed multi-dealer Request For Quote (“RFQ”) trading functionality addresses many of the remaining shortcomings that result from trading bonds over the telephone or via e-mail. Through our RFQ trading protocols, our institutional investor clients can determine prices available for a security, a process called price discovery, and then trade those securities directly with our broker-dealer clients. The price discovery process includes the ability to view indicative prices from the broker-dealer clients’ inventory available on our platform, access to real-time pricing information and analytical tools (including spread-to-Treasury data, search capabilities and independent third-party credit research) available on our BondTickerTM service and the ability to request executable bids and offers simultaneously from all of our participating broker-dealer clients during the trade process. On average, institutional investor clients receive several bids or offers from broker-dealer clients in response to trade inquiries. However, some trade inquiries may not receive any bids or offers.

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

We are not a party to any of the disclosed trades that occur on our platform between institutional investor clients and broker-dealer clients; rather, we serve as an intermediary between broker-dealers and institutional investors, enabling them to meet, agree on a price and then transact directly with each other. However, in connection with our Open Trading™ protocols, we execute bond transactions between and among institutional investor and broker-dealer clients on a matched principal basis by serving as counterparty to both the buyer and the seller in matching back-to-back trades which are then settled through a third-party clearing broker. In 2016, 13.2% of all MarketAxess platform volume was executed via Open Trading™ protocols, up from 9.2% in the 2015.

According to the Securities Industry and Financial Markets Association (“SIFMA”), outstanding U.S. high-grade corporate bond debt has increased approximately 21.4% from year-end 2012 to September 30, 2016, the most recent date available. During this same period, financial market regulators have implemented increased capital requirements for bank-owned broker-dealers holding corporate bond inventory. As a result, corporate bond debt owned by institutional investors has increased, while the available base of capital for dealer market making has declined. Partly as a result of these trends, overall secondary turnover as a percentage of corporate debt outstanding has been falling, causing all market participants to look for new electronic trading solutions to improve liquidity and turnover. We have responded with a series of Open TradingTM protocols designed to allow our broker-dealer and institutional investor clients to interact in an all-to-all trading environment.  During 2016, over 600 participating client firms provided liquidity via our Open Trading™ solutions and we completed approximately 407,000 Open Trading™ trades, an increase of 130% compared to 2015.

Our broker-dealer clients accounted for approximately 97% of the underwriting of newly-issued U.S. corporate bonds and approximately 82% of the underwriting of newly issued European corporate bonds in 2016. We believe these broker-dealers also represent the principal source of secondary market liquidity in the other markets in which we operate. Secondary market liquidity refers to the ability of market participants to buy or sell a security quickly and in large volume subsequent to the original issuance of the security, without substantially affecting the price of the security. In addition to trading fixed-income securities by traditional means, including the telephone and e-mail, our broker-dealer clients use proprietary single-dealer systems and other trading platforms, as well as our electronic trading platform. We believe that the traditional means of trading remain the manner in which the majority of bond volume is traded between institutional investors and broker-dealers.

In 2016, our volume in U.S. high-grade corporate bonds represented approximately 16% of the total estimated U.S. high-grade corporate bond volume, as reported by the Financial Industry Regulatory Authority (“FINRA”) Trade Reporting and Compliance Engine (“TRACE”). TRACE facilitates the mandatory reporting of over-the-counter (“OTC”) secondary market transactions in eligible fixed-income securities in the U.S., including trading between institutional investors and broker-dealers, as well as inter-dealer and retail trading. All broker-dealers that are FINRA member firms have an obligation to report transactions in corporate bonds to TRACE under a set of rules approved by the Securities and Exchange Commission (“SEC”).

Through our Trax® brand, we provide trade matching and regulatory transaction reporting services for European securities and market and reference data across a range of fixed-income products. Trax® provides the Company with an expanded set of technology solutions ahead of incoming pre-and post-trade transparency mandates from the Markets in Financial Instruments Directive (“MiFID”) II in Europe.

In 2016, 90% of our revenues were derived from commissions for trades executed on our platform and distribution fees that are billed to our broker-dealer clients on a monthly basis. We also derive revenues from information and post-trade services, technology products and services, investment income and other income. Our expenses consist of employee compensation and benefits, depreciation and amortization, technology and communication expenses, professional and consulting fees, occupancy, marketing and advertising and other general and administrative expenses.

Industry Background

Fixed-income securities are issued by corporations, governments and other entities, and pay a pre-set absolute or relative rate of return. As of September 30, 2016, the most recent date available, there were approximately $40.8 trillion principal amount of fixed-income securities outstanding in the U.S. market, including $8.6 trillion principal amount of U.S. corporate bonds, according to SIFMA. The estimated average daily trading volume of U.S. corporate bonds, as measured by TRACE, was $26.8 billion in 2016.  Primary dealer holdings of U.S. corporate bonds (investment-grade and high-yield) as reported by the Federal Reserve Bank of New York were $9.5 billion as of December 31, 2016.  This represents less than one day of trading volume as measured by TRACE.

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

The U.S. high-grade corporate bond market represents the largest subset of the U.S. corporate bond market. FINRA includes over 53,000 unique securities in the list of TRACE-eligible bonds, representing the majority of the daily trading volume of high-grade bonds.  According to SIFMA, U.S. high-grade corporate bond debt outstanding has increased approximately 21.4% from $7.0 trillion at year-end 2012 to $8.6 trillion at September 30, 2016. Over the last five years, high-grade corporate bond issuance was over $1.0 trillion each year, exceeding pre-financial crisis levels. Notwithstanding the growth in the total amount of debt outstanding, turnover (which is the total amount traded as a percentage of the amount outstanding for the bonds that traded) is below credit-crisis lows.  The trading volume of U.S. high-grade corporate bonds as reported by TRACE increased to approximately $4.6 trillion for the year ended December 31, 2016, compared to $4.0 trillion and $3.7 trillion for the years ended December 31, 2015 and 2014, respectively. We believe that the low level of turnover is an indicator of liquidity challenges in the credit markets.

Prior to regulatory reforms such as Basel III and regulations under The Dodd–Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), dealer balance sheets were relatively elastic, so dealers were able to facilitate trading in most fixed-income products without dramatic price moves. The regulatory reforms enacted after the global financial crisis resulted in greater capital and liquidity requirements for dealers, which impacted market liquidity and diminished risk appetite by market intermediaries. The Volcker Rule, which limits proprietary trading by banks, has also had an impact on dealer inventories and the ability of dealers to act as effective market-makers. As a result, we believe market participants require new solutions to increase liquidity and we have responded with our Open Trading™ protocols, designed to increase the number of potential trading counterparties on our electronic trading platform by allowing our broker-dealer and institutional investor clients to interact in an all-to-all trading environment.

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

The institutional investor base for emerging markets bonds includes many crossover investors from the high-yield and high-grade investment areas. Institutional investors have been drawn to emerging markets bonds by their high returns and high growth potential. The average daily trading volume of emerging markets debt, as reported by the Emerging Markets Trade Association for the quarter ended September 30, 2016, the most recent date available, was $7.8 billion of external markets debt and $13.7 billion of local markets debt.

U.S. Crossover and High-Yield Bond Market

We define the high-yield bond market generally to include all debt rated lower than BBB- by Standard & Poor’s or Baa3 by Moody’s Investor Service. We define the crossover market to include any debt issue rated below investment-grade by one agency but investment-grade by the other. The total amount of high-yield corporate bonds yearly issuance as reported by SIFMA decreased by 9.6% to $236.6 billion in 2016 from $261.7 billion in 2015, primarily due to risk aversion among corporate bond investors that severely limited the ability of high-yield issuers to raise new debt. The average daily trading volume of high-yield bonds as measured by TRACE for the year ended December 31, 2016 was approximately $8.5 billion.

European Corporate Bond Market

The European corporate bond market consists of a broad range of products, issuers and currencies. We define the European corporate bond market generally to consist of bonds intended to be distributed to European investors, primarily bonds issued by European corporations, excluding bonds that are issued by corporations domiciled in an emerging markets country and excluding most government bonds that trade in Europe. Examples include:

•	bonds issued by European corporations, denominated in any currency;
•

bonds generally denominated in Euros, U.S. dollars or British Pounds Sterling intended to be distributed to European investors, excluding bonds that are issued by corporations domiciled in an emerging market;

•

bonds issued by supra-national organizations (entities that include a number of central banks or government financial authorities, such as the World Bank), agencies and governments located in Europe, generally denominated in Euros,

U.S. dollars or British Pounds Sterling, provided that such currency is not the currency of the country where the bond was issued; and
•	floating-rate notes issued by European corporations.

We believe that the European corporate bond market is impacted by many of the same factors as the U.S. high-grade corporate bond market. The total amount of Euro denominated high-grade and high-yield bonds yearly issuance as reported by International Capital Markets Association increased by 4.7% to $390.4 billion in 2016 from $373.0 billion in 2015. The average daily trading volume of European corporate bonds as estimated by Trax® for the year ended December 31, 2016 was approximately $8.2 billion.

U.S. Agency Bond Market

We define the U.S. agency bond market to include debt issued by a U.S. government-sponsored enterprise. Some prominent issuers of agency bonds are the Federal National Mortgage Association and Federal Home Loan Mortgage Corporation. The total amount of U.S. agency bonds outstanding was approximately $2.0 trillion as of September 30, 2016 as reported by SIFMA. The average daily trading volume of U.S. agency bonds (excluding mortgage-backed securities) as measured by TRACE increased from approximately $5.0 billion for the year ended December 31, 2015 to $5.1 billion for the year ended December 31, 2016.

U.S. Municipal Bond Market

Municipal bonds are debt securities issued by states, cities, counties and other governmental entities in the U.S. to fund day-to-day obligations and to finance a wide variety of public projects, such as highways or water systems. Depending on the type of financing, payments of the principal and interest on a municipal bond may come from general revenues of the municipal issuer, specific tax receipts, revenues generated from a public project, or payments from private entities or from a combination of sources. In addition to being issued for many different purposes, municipal securities are also issued in many different forms, such as fixed rate, zero coupon or variable rate bonds. The interest paid on municipal securities is typically exempt from federal income taxation and may be exempt from state income and other taxes as well. As of December 31, 2016, there were over one million different municipal bonds outstanding, in the total aggregate principal amount of more than $3.8 trillion. The average daily trading volume of municipal bonds as measured by the Municipal Securities Rulemaking Board (“MSRB”) for the year ended December 31, 2016 was approximately $7.4 billion.

Credit Derivative Market

Credit derivatives are contracts on an underlying asset that transfer risk and return from one party to another without transferring ownership of the underlying asset, allowing market participants to obtain credit protection or assume credit exposure associated with a broad range of issuers of fixed-income securities and other debt obligations.  Among the most significant requirements of the derivatives section of the Dodd-Frank Act are mandatory clearing of certain derivatives transactions (“swaps”) through regulated central clearing organizations and mandatory trading of those swaps through either regulated exchanges or swap execution facilities (“SEFs”), in each case, subject to certain key exceptions. We operate a swap execution facility pursuant to the U.S. Commodity Futures Trading Commission’s (“CFTC”) rules and we list certain credit derivatives for trading by U.S. persons and other participants on our SEF.  The U.S. Securities and Exchange Commission (“SEC”) has not yet finalized its rules for security-based SEFs that would govern the execution of single-name credit derivatives, nor has it published a timetable for the finalization and implementation of such rules. According to The Depository Trust & Clearing Corporation Trade Information Warehouse, the average daily trading volume of credit derivatives for the year ended December 31, 2016 was approximately $82.3 billion.

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

Trade matching enables counterparties to agree the terms of a trade shortly after execution, reducing the risk of errors and a trade failing during settlement. In 2014, the Central Securities Depositories Regulation shortened the securities settlement cycle for all cash securities, including corporate bonds, across the European Union (“EU”) to no later than two days after the date on which a trade is executed, referred to as a T+2 settlement cycle.   With a shortened settlement cycle, firms use trade matching services, such as our Trax® Match service in Europe, to match trade details on trade date and reduce both operational and settlement risk.

Our Competitive Strengths

Our electronic trading platform provides solutions to many of the shortcomings of traditional bond trading methods. The benefits of our solution are demonstrable throughout the trading cycle:

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

Significant Trading Volumes with Participation by Leading Broker-Dealers and Institutional Investors

Our electronic trading platform provides access to the liquidity provided through the participation on our platform of over 1,200 active institutional investor and broker-dealer clients, including substantially all of the leading broker-dealers in global fixed-income trading. We believe these broker-dealers represent the principal source of secondary market liquidity for U.S. high-grade corporate bonds, emerging markets and high-yield bonds, European high-grade corporate bonds and the other markets in which we operate. Our broker-dealer clients are motivated to continue to utilize our platform due to the presence on the platform of our large network of institutional investor clients.

As shown in the chart below, our total bond trading volume increased from $589.6 billion in 2012 to $1.3 trillion in 2016.

Our adjusted estimated share of U.S. high-grade and high-yield corporate bond volume for 2016 was approximately 16.0% and 7.0%, respectively. Our estimated market share from 2012 to 2016 is shown in the chart below:

* We adjusted the reported U.S. high-grade TRACE volumes to eliminate the increased reporting of affiliate back-to-back trades by certain broker-dealers that occurred from April 2014 through October 2015 because we believe that the TRACE volume, as adjusted by us, provide a more accurate comparison to prior period reporting.  We have provided a reconciliation of the reported U.S. high-grade TRACE volumes to the adjusted U.S. high-grade TRACE volumes in the “Investor Relations” section of our website.

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

Limited Information Leakage.  Our Open TradingTM protocols allow our institutional investor clients to maintain their anonymity from trade initiation through to settlement without limiting their number of potential trading counterparties.  In addition, our Private AxesTM protocol allows participants to negotiate bilaterally on an anonymous basis to minimize information leakage when transacting in larger trade sizes.

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

Other Service Offerings

In addition to services directly related to the execution of trades, we offer our clients several other services, including:

Information Services. The information and analytical tools we provide to our clients help them make investment and trading decisions. Our BondTickerTM service provides access to real-time and historical price, yield and MarketAxess estimated spread-to-Treasuries for publicly disseminated TRACE-eligible bonds. BondTickerTM combines publicly-available TRACE data with the prices for trades executed on our U.S. bond trading platform, integrating the two data sources and providing real-time TRACE data with associated analytical tools that are not otherwise available. Our electronic trading platform allows institutional investors to compile, sort and use information to discover investment opportunities that might have been difficult or impossible to identify using a manual information-gathering process or other electronic services.

Through our Trax® brand, we provide a range of information solutions for financial services firms, utilizing quotes contributed by market participants and leveraging our post-trade services for European securities. Axess All™, the first intra-day trade tape for the European fixed income market, is sourced from over 30,000 bond transactions processed daily by Trax® and includes aggregated volume and pricing for the most actively traded European fixed income instruments. We also provide market participants with access to pricing, liquidity and volume data on over 50,000 unique fixed-income securities and securities reference data for approximately 300,000 fixed-income securities.

Post-Trade Services. Our Trax® service provides post-trade, pre-settlement trade matching and regulatory reporting for the European markets. It allows subscribers to match and report trades in a range of capital market instruments, including bonds, derivatives, equities and swaps.  Following the implementation of the T+2 settlement cycle for transferable securities in European markets, subscribers use Trax® to match trades on trade date and help reduce settlement risk. Trax® has approximately 100 clients, including broker-dealers, hedge funds and investment banks. The Trax® platform processed approximately 1.2 billion transactions in 2016.

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

Proven Innovator with an Experienced Management Team

Since our inception, we have been an innovator in the fixed-income securities markets. The members of our management team average more than 20 years of experience in the securities industry. We have consistently sought to benefit participants in the markets we serve by attempting to replicate the essential features of fixed-income trading, including the existing relationships between broker-dealers and their institutional investor clients, while applying technology to eliminate weaknesses in traditional trading methods. In recent years, MarketAxess was awarded “OTC Trading Platform of the Year” by Global Capital, “SEF of the Year” by Risk Magazine, and “Best Trading and Execution Technology” by Alt Credit Intelligence.

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

Leverage our Existing Client Network and Technology to Increase Counterparties and Improve Liquidity

Due to regulatory changes that have caused significant reductions in primary dealer corporate bond balance sheets, our broker-dealer and institutional investor clients need new and innovative electronic trading solutions to promote secondary market liquidity. We intend to continue to develop and deploy a wide range of electronic trading protocols to complement our traditional request-for-quote model. These Open Trading™ protocols increase potential trading counterparties by allowing broker-dealers and institutional investors to interact in an all-to-all trading environment. During 2016, our clients executed approximately 407,000 trades using our Open Trading™ solutions.

Leverage our Existing Technology and Client Relationships to Expand into New Sectors of the Fixed-Income Securities Market

We intend to leverage our technology, as well as our strong broker-dealer and institutional investor relationships, to deploy our electronic trading platform into additional product segments within the fixed-income securities markets and deliver fixed-income securities-related technical services and products. Due in part to our highly scalable systems, we believe we will be able to enter new markets efficiently. For example, during 2016, we expanded our platform to the municipal bond and leveraged loan markets.

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

Expand our Data and Information Services Offerings

We regularly add new content and analytical capabilities to BondTicker™ and Axess All™ in order to improve the value of the information we provide to our clients. We intend to continue to widen the user base of our data products and to continue adding new content and analytical capabilities, both in the U.S. and to the data service offering provided by Trax® in Europe. As the use of our electronic trading platform continues to grow, we believe that the amount and value of our proprietary trading data will also increase, further enhancing the value of our information services offerings to our clients.

Pursue Select Acquisitions and Strategic Alliances

We plan to continue to increase and supplement our internal growth by entering into strategic alliances, or acquiring businesses or technologies, that will enable us to enter new markets, provide new products or services, or otherwise enhance the value of our platform to our clients.  For example, the acquisition of Xtrakter Limited  (“Xtrakter”) in February 2013 provided us with an expanded set of technology solutions ahead of incoming pre-and post-trade transparency mandates from MiFID II in Europe. In recent years, we entered into, and expanded, a strategic alliance with BlackRock, Inc. (“BlackRock”) to combine BlackRock’s order flow with our Open Trading™ solution to improve the range of trading connections available to global credit market participants. In 2016, we entered into an agreement with S&P Dow Jones Indices to jointly develop indices that will track the most liquid segments of the U.S. corporate bond market.

MarketAxess Electronic Trading Platform

Key Trading Functionalities

The key trading functionalities of the MarketAxess electronic trading platform are detailed below.

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

List Trading Functionality

We offer institutional investors the ability to request bids or offers on a list of up to 200 bonds depending on the market. This facilitates efficient trading for institutional investors such as investment advisors, mutual funds and hedge funds. Institutional investors are able to have multiple lists executable throughout the trading day, enabling them to manage their daily cash flows, portfolio duration, and credit and sector exposure.

Open Trading Functionality

We offer a series of Open Trading™ protocols that allows our broker-dealer and institutional investor clients to interact in an all-to-all trading environment. Our Market List functionality provides our Open Trading™ participants with the ability to display live requests for bids and offers anonymously to the entire MarketAxess trading community, thereby creating broader visibility of their inquiry among market participants and increasing the likelihood that the request results in a trade.   Public Axes™ is an order book-style price discovery process that gives clients the ability to view anonymous or disclosed indications of interest from the inventory on our platform. Through the aggregated indication of interest inventory, clients can search for bonds of interest and engage in electronic transactions.  For block-sized trades, clients may use our Private Axe™ functionality, a protocol that allows participants to anonymously negotiate round lots (greater than $1.0 million) and block trades to minimize information leakage. We offer Open Trading™ protocols for all of our key trading products, including corporate, municipal and emerging market bonds. Bond trades executed pursuant to any of our anonymous Open Trading™ protocol are conducted with MarketAxess on a matched principal basis.

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

Key Trading Products

U.S. High-Grade Corporate Bonds

Our U.S. high-grade corporate bond business consists of U.S. dollar-denominated investment-grade debt issued by corporations for distribution in the U.S. Both domestic and foreign institutional investors have access to U.S. high-grade corporate bond trading on our electronic trading platform. Our 2016 trading volume in the U.S. high-grade corporate bond market was $730.6 billion.

In the U.S. high-grade corporate bond market, 76 broker-dealers utilize our platform, including all of the top 20 broker-dealers as ranked by underwriting volume of new-issue U.S. corporate bonds in 2016. Our broker-dealer clients accounted for approximately 97% of the underwriting of newly-issued U.S. corporate bonds in 2016. More than 900 active institutional investor firms use our platform to trade U.S. high-grade corporate bonds.

Emerging Markets Bonds

Over 70 of our broker-dealer clients and more than 800 active institutional investor firms use our platform to trade emerging markets bonds. These institutional investor clients are predominantly located in the U.S. and Europe. The emerging markets countries whose bonds were most frequently traded on our platform in 2016 were Mexico, Brazil, Turkey, Argentina and the Russian Federation. We also enable our institutional investor clients to transact local currency denominated bonds issued by sovereign entities or corporations in countries that include Argentina, Brazil and Mexico. Our 2016 trading volume in the emerging market bond market was $223.6 billion.

U.S. Crossover and High-Yield Bonds

Over 70 of our broker-dealer clients and more than 800 active institutional investor firms use our platform to trade crossover and high-yield bonds. Trading in crossover and high-yield bonds uses many of the same features available in our U.S. high-grade corporate bond offering.  In 2016, we launched leveraged loan trading for our clients that trade high-yield bonds. Our 2016 trading volume in the high-yield bond market was $148.0 billion.

Eurobonds

We offer secondary trading functionality in U.S. dollar- and Euro-denominated European corporate bonds to our broker-dealer and institutional investor clients. We also offer our clients the ability to trade in other European high-grade corporate bonds, including bonds issued in British Pounds Sterling, floating rate notes, European government bonds and bonds denominated in non-core currencies. We offered the first platform in Europe with a multi-dealer disclosed counterparty trading capability for corporate bonds. Our 2016 trading volume in the Eurobond bond market was $133.8 billion.

In the Eurobond credit market, defined as including European high-grade, high-yield and government bonds, 41 broker-dealers utilize our platform, including 19 of the top 20 broker-dealers as ranked by 2016 European corporate new-issue underwriting volume. More than 400 active institutional investor firms use our platform to trade European bonds.

U.S. Agency Bonds

Over 35 of our broker-dealer clients and approximately 300 active institutional investor firms use our platform to trade U.S. agency bonds. Trading in U.S. agency bonds uses many of the same features available in our U.S. high-grade corporate bond offering.  Our 2016 trading volume in the U.S. agency bond market was $68.4 billion.

Municipal Bonds

We launched trading of municipal bonds on our platform in 2016 and more than 100 broker-dealer clients and 340 institutional investor firms have been on-boarded to trade municipal bonds. We offer trading for both taxable and non-taxable municipal bonds.

Credit Derivatives

MarketAxess offers a complete solution for the trading of clearable and non-clearable credit derivative instruments, including indices, single-name swaps and index options. Through our CFTC-registered SEF, we offer trading of credit derivative indices and credit options to approximately 150 market participants. We support the trading of single-name credit derivatives through our traditional RFQ protocol, as well as through a central limit order book.

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

BondTickerTM also contains pricing information on a broad selection of European fixed-income securities. European pricing information is provided by Trax’s end-of-day pricing feed.

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

We also offer a set of tools that analyze credit trading activity for institutional investor clients. These tools utilize extensive amounts of market data and have a flexible interface to run and save in a variety of formats, depending on the business purpose. Further, we provide extensive client-specific reports that measure trading performance on our electronic trading platform, including reports for the value of price discovery from multiple dealers, the cost savings generated from Open Trading participation and transaction cost analysis.

Through our Trax® brand, we provide a range of information solutions for financial services firms, utilizing quotes contributed by participants and leveraging our post-trade services for European securities.  We recently launched Axess All™, the first intra-day trade tape for the European fixed income market. Axess All™ is sourced from over 30,000 bond transactions processed daily by Trax® through its post-trade services and includes aggregated volume and pricing for the most actively traded European fixed income instruments.

Post-Trade Services

Our Trax® service provides post-trade, pre-settlement trade matching and regulatory transaction reporting services for the European OTC markets. Subscribers use the Trax® platform to match and report trades in a range of capital market instruments, including bonds, derivatives, equities and swaps. Trax® has approximately 100 clients, including broker-dealers, hedge funds and investment banks. The Trax® platform processed approximately 1.2 billion transactions in 2016.

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

Usage of our straight-through processing tools increased significantly during the last several years. We maintained over 500 investor client STP connections as of December 31, 2016. In addition, many of our broker-dealer clients use our Application Programming Interfaces (“API”) services for pre-trade, trade negotiation and post-trade services to improve efficiency and reduce errors in processing.

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

•

Other electronic trading platforms — There are numerous other electronic trading platforms currently in existence, including several that have only commenced, or announced an intention to launch, operations in the last twelve months. Among others, Bloomberg and TradeWeb operate multi-dealer to institutional investor trading platforms for both fixed-income securities and derivatives. The New York Stock Exchange, a subsidiary of Intercontinental Exchange (“ICE”), also offers exchange-style trading for corporate bonds. In addition, some broker-dealers and institutional investors operate, or have invested in, proprietary electronic trading systems or information networks that enable institutional investors to trade directly with a broker-dealer, and/or with other institutional investors over an electronic medium. As we expand our business into new products, we will likely come into more direct competition with other electronic trading platforms or firms offering traditional services.

•

Market data and information vendors — Several large market data and information providers currently have a data and analytics relationship with virtually every institutional firm. Some of these entities, including Bloomberg and ICE, currently offer varying forms of electronic trading of fixed-income securities, mostly on a single-dealer basis. Some of these entities have announced their intention to expand their electronic trading platforms or to develop new platforms. These entities are currently direct competitors to our information services business and already are or may in the future become direct competitors to our electronic trading platform.

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

We have obtained U.S. federal registration of the MarketAxess® name and logo, and the same mark and logo have been registered in several foreign jurisdictions. In addition, we have obtained U.S. federal registration for the marks AutoSpotting®, FrontPage®, Actives®, DealerAxess®, Trax®, Trade ON®, LiquidityBridge®, BondTicker® and associated designs and have a number of other registered trademarks and service marks. Open TradingTM, Axess AllTM, OpenAxessTM, Private AxesTM and MarketAxess Bid-Ask Spread Index  (BASI) TM are trademarks we use, but they have not been registered.

In addition to our efforts to register our intellectual property, we believe that factors such as the technological and creative skills of our personnel, new product and service developments, frequent enhancements and reliability with respect to our services are essential to establishing and maintaining a technology and market leadership position.

Government Regulation

The securities industry and financial markets in the U.S. and elsewhere are subject to extensive regulation. As a matter of public policy, regulatory bodies in the U.S. and the rest of the world are charged with safeguarding the integrity of the securities and other financial markets and with protecting the interests of investors participating in those markets. Our active broker-dealer and regulated venue subsidiaries fall within the scope of their regulations.

Regulation of the U.S. Securities Industry and Broker-Dealers

In the U.S., the SEC is the governmental agency responsible for the administration of the federal securities laws. One of our U.S. subsidiaries, MarketAxess Corporation, is registered with the SEC as a broker-dealer and an alternative trading system operator. It is also a member of FINRA and registered with the Municipal Securities Rulemaking Board, self-regulatory organizations that regulate broker-dealers in the U.S. In addition, MarketAxess Corporation is a member of the Securities Investor Protection Corporation, which provides certain protection for clients’ accounts in the event of a liquidation of a broker-dealer to the extent any such accounts are held by the broker-dealer.

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

Various rules promulgated since the financial crisis could adversely affect our bank-affiliated broker-dealer clients’ ability to make markets in a variety of fixed-income securities, thereby negatively impacting the level of liquidity and pricing available on our trading platform. For example, while the Volcker Rule does not apply directly to us, the Volcker Rule bans proprietary trading by banks and their affiliates. In addition, enhanced leverage ratios applicable to large banking organizations in the U.S. and Europe require such organizations to strengthen their balance sheets and may limit their ability or willingness to make markets on our trading platform. We cannot predict the extent to which these rules or any future regulatory changes may adversely affect our business and operations.

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

The securities industry in the member states of the EU is regulated by agencies in each member state. EU measures provide for the mutual recognition of regulatory agencies and of prudential supervision making possible the grant of a single authorization for providers of investment services, which, in general, is valid throughout the EU. As an FCA approved MTF, MarketAxess Europe Limited receives the benefit of this authorization. In June 2016, the U.K. voted in an advisory referendum to leave the European Union (commonly referred to as “Brexit”).  The U.K. government has not yet delivered an official notice of withdrawal; however, depending on the terms negotiated between E.U. member states and the U.K. following Brexit, our U.K. subsidiaries may not be able to rely on the existence of a “passporting” regime that allows immediate access to the single E.U. market. As a result, we may need to establish one or more new regulated subsidiaries in the E.U. in order to provide our trading platform and certain post-trade services to clients in the E.U.

Similar to the U.S., regulatory bodies in Europe are developing new rules for the fixed-income markets. MiFID II and Markets in Financial Instruments Regulation (“MiFIR”) were approved in June 2014 and introduce changes in market structure designed to: (i) enhance pre- and post-trade transparency for fixed income instruments with the scope of requirements calibrated for liquidity, (ii) increase and enhance post-trade reporting obligations with a requirement to submit post-trade data to ARMs, (iii) ensure trading of certain derivatives occurs on regulated trading venues and (iv) establish a consolidated tape for trade data.  While some of the technical advice underpinning MiFID II have not yet been finalized, MiFID II will have a significant impact in these areas, as well as on corporate governance and investor protection.  MiFID II and MiFIR are expected to take effect in January 2018. The final rules may have an adverse effect on our operations or our ability to provide our electronic trading platform in a manner that can successfully compete against other types of regulated and non-regulated venues for the fixed-income trading needs of our clients. In addition, MiFID II is expected to cause us to expend significantly more compliance, business and technology resources, incur additional operational costs and create additional regulatory exposure for our trading and post-trade businesses. While we generally believe the net impact of the rules and regulations will be positive for our businesses, unintended consequences of the rules and regulations may adversely affect us in ways yet to be determined.

Our Canadian subsidiary, MarketAxess Canada Company, is registered as an Alternative Trading System dealer under the Securities Act of Ontario and is a member of the Investment Industry Regulatory Organization of Canada. Our Brazilian subsidiary, MarketAxess Platforma de Negociacao Ltda., is authorized to provide our platform in Brazil under the jurisdiction of the Securities and Exchange Commission and Central Bank in Brazil.  We also provide our platform in other countries pursuant to exemptions from registration under the laws of such countries.

Employees

As of December 31, 2016, we had 383 employees, 230 of whom were based in the U.S. and 153 of whom were based outside of the U.S., principally in the U.K. None of our employees is represented by a labor union. We consider our relationships with our employees to be good and have not experienced any interruptions of operations due to labor disagreements.

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

The global financial services business is, by its nature, risky and volatile and is directly affected by many national and international factors that are beyond our control. Any one of these factors may cause a substantial decline in the U.S. and/or global financial services markets, resulting in reduced trading volume. These events could have a material adverse effect on our business, financial condition and results of operations. These factors include:

•	economic and political conditions in the United States, Europe and elsewhere;
•	adverse market conditions, including unforeseen market closures or other disruptions in trading;
•	broad trends in business and finance;
•	consolidation or contraction in the number of broker-dealers;
•	actual or threatened acts of war or terrorism or other armed hostilities;
•	concerns over inflation and weakening consumer confidence levels;
•	the availability of cash for investment by mutual funds, exchange traded funds and other wholesale and retail investors;
•	the level and volatility of interest rates, the difference between the yields on corporate securities being traded and those on related benchmark securities and foreign currency exchange rates;
•	the effect of Federal Reserve Board monetary policy, increased capital requirements for banks and other financial institutions, and other regulatory requirements and political impasses;
•	credit availability and other liquidity concerns;
•	concerns over credit default or bankruptcy of one or more sovereign nations or corporate entities; and
•	legislative and regulatory changes, including changes to financial industry regulations and tax laws.

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

A decline in trading volumes on our platform or in our platform’s market share for any reason would negatively affect our commission revenue and may have a material adverse effect on our business, financial condition and results of operations.

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

Our operations also include the sale of information and analytical tools under our BondTickerTM and Trax® brands and post-trade services, such as pre-settlement trade matching and regulatory reporting for the European markets.  There is a high degree of competition in data, pricing and transaction reporting products and services and such businesses may become more competitive in the future as new competitors emerge.  Our information products and post-trade and services lines may be threatened by new regulations, market trends or technologies that reduce their value.  If we are not able to compete successfully in the future, our revenues could be adversely impacted and, as a result, our businesses, financial condition and results of operations would be adversely affected.

Neither the sustainability of our current level of business nor any future growth can be assured. Even if we do experience growth, we cannot assure you that we will grow profitably.

The success of our business strategy depends, in part, on our ability to maintain and expand the network of broker-dealer and institutional investor clients that use our electronic trading platform. Our business strategy also depends on increasing the use of our platform by these clients for a wide range of fixed-income products and trade sizes. Individuals at broker-dealers or institutional investors may have conflicting interests, which may discourage their use of our platform. We cannot assure you that the growth of electronic means of trading securities that we have experienced in recent years will continue.

Our growth may also be dependent on our ability to diversify our revenue base. We currently derive approximately 52.4% of our revenues from secondary trading in U.S. high-grade corporate bonds. Our long-term business strategy includes expanding our service offerings and increasing our revenues from other fixed-income products and other sources. We cannot assure you that our efforts will be successful or result in increased revenues or continued profitability. We have experienced significant growth in trading volumes, revenues and profitability in recent years. We cannot assure you that our business will continue to grow at a similar rate, if at all.

Our businesses are geographically concentrated and could be significantly affected by an adverse change in the regions in which we operate.

Historically, our business operations have been substantially located in the U.S. and the U.K.  While we are expanding our businesses to new geographic areas, we are still highly concentrated in these areas.  Accordingly, our businesses are exposed to adverse regulatory and competitive changes, economic downturns and changes in political conditions in these two countries, such as

Brexit. Moreover, due to the concentration of our operations in these areas, such operations are less diversified and, accordingly, are subject to greater regional risks than those of some of our competitors. If we are unable to identify and successfully manage or mitigate these risks, our businesses, financial condition, results of operations and prospects could be materially adversely affected.

The U.K. electorate voted in favor of a U.K. exit from the E.U. in a referendum, which could adversely impact our business, results of operations and financial condition.

The U.K. has voted in an advisory referendum to leave the European Union (commonly referred to as “Brexit”). The referendum was non-binding; however, as a result of the referendum, it is expected that the British government will begin negotiating the terms of the U.K. withdrawal from the E.U. Under the process for withdrawing from the E.U. contemplated in the Treaty on European Union, the U.K. will remain a member state until a withdrawal agreement is entered into or, if later (and no extension is agreed), two years following notification of the U.K.’s intention to withdraw from the E.U. The effects of Brexit on us will depend on any agreements the U.K. makes to retain access to E.U. markets – including for financial services – either during a transitional period or more permanently.  Although the U.K. government has not yet delivered an official notice of withdrawal, Brexit is expected to significantly affect the fiscal, monetary and regulatory landscape in the U.K., and could have a material impact on its economy and the future growth of its various industries, including the financial services industry in which we operate.

We conduct business in Europe primarily through our U.K. subsidiaries. Depending on the terms of Brexit, we could face new regulatory costs and challenges. For instance, our U.K. subsidiaries may not be able to rely on the existence of a “passporting” regime that allows immediate access to the single E.U. market.  If this occurred, we may need to establish one or more new regulated subsidiaries in the E.U. in order to provide our trading platform and certain post-trade services to clients in the E.U.

Although we have an international customer base, we could be adversely affected by reduced growth and greater volatility in the Pound Sterling and the U.K. economy. Changes to U.K. immigration policy could likewise occur as a result of Brexit. In addition, Brexit could lead to legal uncertainty and potentially divergent national laws and regulations as the U.K. determines which E.U. laws to replace or replicate. Any such new laws and regulations in the U.K. may be difficult and/or costly to implement.

Although it is not possible at this point in time to predict fully the effects of an exit of the U.K. from the E.U., any of the foregoing factors could have a material adverse effect on our business, financial condition and results of operations. In addition, Brexit may impact our ability to comply with the extensive government regulation to which we are subject.

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

From time to time, we may introduce new fee plans for the market segments in which we operate. Any new fee plan may include different fee structures or provide volume incentives. We cannot assure you that any new fee plans will result in an increase in the volume of transactions executed over our platform or that our revenues will increase as a result of the implementation of any such fee plans. It is possible that our broker-dealer or institutional investor clients could respond to a new fee plan by either reducing the amount of their business conducted on our platform or terminating their contractual relationship with us, which could have an adverse impact on our fees and otherwise have a material adverse effect on our business, financial condition and results of operations.

In addition, under certain of our fee plans, our fees are designated in basis points in yield (and, as a result, are subject to fluctuation depending on the duration of the bond traded) or our fees vary based on trade size or maturity. We anticipate that our average fees per million may vary in the future due to changes in yield, years-to-maturity and nominal size of bonds traded on our platform. Consequently, past trends in commissions are not necessarily indicative of future commissions.

We are exposed to risks in connection with certain transactions in which we act as a matched principal intermediary.

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

In the process of executing matched principal transactions, miscommunications and other errors by our clients or us can arise that involve substantial risks of liability. These risks include, among others, potential liability from disputes over the terms of a trade, the settlement of the trade, or claims that we resolved an error trade dispute incorrectly or that a system malfunction or delay caused monetary loss to a client. In addition, because of the ease and speed with which trades can be executed on our electronic platform, clients can lose substantial amounts by inadvertently entering trade instructions or by entering trade orders inaccurately. A large number of significant error trades could result in participant dissatisfaction and a decline in participant willingness to trade on our electronic platform  Although we maintain error trade policies designed to protect our Open Trading™ participants and enable us to manage the risks attendant in acting as a matched principal counterparty, depending on the cause, number and value of the trades that are the subject of an alleged error or dispute, such trades have the potential to have a material adverse effect on our financial condition and results of operations. In addition, if we are required to hold a securities position as a result of an error, there may also be financing costs or regulatory capital charges required to be taken by us.

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

We rely on our broker-dealer clients to provide liquidity on our electronic trading platform by posting bond prices on our platform for bonds in their inventory and responding to institutional investor client inquiries. The contractual obligations of our broker-dealer clients to us are minimal, non-exclusive and terminable by such clients. Our broker-dealer clients buy and sell fixed-income securities through traditional methods, including by telephone and e-mail messaging, and through other electronic trading platforms. Some of our broker-dealer clients have developed electronic trading networks that compete with us or have announced their intention to explore the development of such electronic trading networks, and many of our broker-dealer and institutional investor clients are involved in other ventures, including other electronic trading platforms or other distribution channels, as trading participants and/or as investors. These competing trading platforms may offer some features that we do not currently offer. Accordingly, there can be no assurance that such broker-dealers’ primary commitments will not be to one of our competitors.

In the U.S., the Volcker Rule section of the Dodd-Frank Act bans proprietary trading by banks and their affiliates, which could adversely affect our bank-affiliated broker-dealer clients’ ability to make markets in a variety of fixed-income securities.  If bank-affiliated entities reduce their trading activity and that activity is not replaced by other market participants, the level of liquidity and pricing available on our trading platform would be negatively impacted, which could adversely affect our operating results. In addition, there has been significant consolidation among firms in the banking and financial services industries over the past several years. Moreover, several of our large broker-dealer clients have reduced their sales and trading businesses in fixed-income in recent years. Further consolidation, instability, and layoffs in the financial services industry could result in a smaller client base and heightened competition, which may lower volumes.

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

We rely on our institutional investor clients to launch inquiries over our trading platform. A limited number of such clients can account for a significant portion of our trading volume. One institutional investor client accounted for approximately 14.2%, 15.3%, and 14.0% of trading volumes during the years ended December 31, 2016, 2015 and 2014, respectively. Based on information filed with the SEC by this institutional investor client, as of December 31, 2016, investment funds managed by this institutional investor client beneficially owned approximately 7.6% of the outstanding shares of our common stock, primarily through passive index and ETF funds.

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

Our revenues and operating results may fluctuate due to a number of factors, including:

•	the unpredictability of the financial services industry;
•	difficulty in quickly adjusting our expense base if revenues fall short of expectations;
•	our ability to retain existing broker-dealer and institutional investor clients and attract new broker-dealer and institutional investor clients;
•	our ability to drive an increase in use of our electronic trading platform by new and existing broker-dealer and institutional investor clients;
•	changes in our pricing policies;
•	the introduction of new features on our electronic trading platform;
•	the effectiveness of our sales force;
•	new product and service introductions by us or our competitors;
•	fluctuations in overall market trading volume or our market share for our key products;

•	technical difficulties or interruptions in our service;
•	general economic conditions in our geographic markets;
•	additional investment in our services or operations; and
•	new regulations that limit or affect how our electronic trading platform can operate or which increase our regulatory compliance costs.

As a result, our operating results may fluctuate significantly on a quarterly basis, which could result in decreases in our stock price.

We may not be able to introduce enhanced versions of our electronic trading platform, new services and/or service enhancements in a timely or acceptable manner, which could harm our competitive position.

Our business environment is characterized by rapid technological change, changing and increasingly sophisticated client demands and evolving industry standards. Our future will depend on our ability to develop and introduce new features to, and new versions of, our electronic trading platform. The success of new features and versions depends on several factors, including the timely completion, introduction and market acceptance of the feature or version. In addition, the market for our electronic trading platform may be limited if prospective clients require customized features or functions that we are unable or unwilling to provide. For example, we have responded to the reduction in fixed-income secondary market liquidity that has been experienced since the credit crisis by, among other things, introducing a number of all-to-all trading options for our institutional investor and broker-dealer clients. However, we cannot assure you that these new features and versions will become or remain successful. If we are unable to anticipate and respond to the demand for new services, products and technologies and develop new features and enhanced versions of our electronic trading platform that achieve widespread levels of market acceptance on a timely and cost-effective basis, it could have a material adverse effect on our business, financial condition and results of operations.

As we enter new markets, we may not be able to successfully attract clients and adapt our technology and marketing strategy for use in those markets.

Our strategy includes leveraging our electronic trading platform to enter new markets, such as our recent entry into the municipal bond market. However, we cannot assure you that we will be able to successfully adapt our proprietary software and technology for use in other markets. Even if we do adapt our software and technology, we cannot assure you that we will be able to attract clients and compete successfully in any such new markets. We cannot assure you that our marketing efforts or our pursuit of any of these opportunities, including among other things, our entrance into the municipal bond market, will be successful. If these efforts are not successful, we may realize less than expected earnings, which in turn could result in a decrease in the market value of our common stock. Furthermore, these efforts may divert management attention or inefficiently utilize our resources.

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

In particular, we depend on third-party vendors for our bond reference databases and the clearing and settlement of our Open Trading™ transactions. Disruptions in the services provided by those third-parties to us, including as a result of their inability or unwillingness to continue to license products or provide services that are critical to the success of our business, could have a material adverse effect on our business, financial condition and results of operations.

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

Our electronic trading platform involves the processing, storage and transmission of a very large number of transactions and data (including confidential client information). The secure storage and transmission of confidential information over public networks is a critical element of our operations. Cyber attacks on our systems could expose us to a risk of misappropriation of this information, leading to litigation, reputational harm and possible liability. Despite the defensive measures we have taken, these threats may come from external factors such as governments, organized crime, hackers, and other third parties such as outsource or infrastructure-

support providers and application developers, or may originate internally from an employee or service provider to whom we have granted access to our computer systems. If our security measures are breached as a result of third-party action, employee error, malfeasance or otherwise, and, as a result, someone obtains unauthorized access to trading or other confidential information, our reputation could be damaged, our business would suffer and we could incur material liability. Any such breach could compromise our networks and the information stored there could be accessed, publicly disclosed, lost or stolen. Because techniques used to obtain unauthorized access or to sabotage computer systems change frequently and generally are not recognized until launched against a target, we may be unable to anticipate these techniques or to implement adequate preventive measures.

We also face the risk of operational disruption, failure or capacity constraints of any of the third party service providers that facilitate our business activities, including clients, clearing agents and network or data providers. Such parties could also be the source of a cyber attack on or breach of our operational systems, data or infrastructure.

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

Our remediation costs and lost revenues could be significant if we fall victim to a cyber attack. If an actual, threatened or perceived breach of our security occurs, the market perception of the effectiveness of our security measures could be harmed and could cause our broker-dealer and institutional investor clients to reduce or stop their use of our electronic trading platform. We may be required to expend significant resources to repair system damage, protect against the threat of future security breaches or to alleviate problems, including reputational harm, loss of clients and revenues and litigation, caused by any breaches. We may be found liable to our clients for any stolen financial assets or misappropriated confidential information. Although we intend to continue to implement industry-standard security measures, we cannot assure you that those measures will be sufficient.

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

Our business is subject to increasingly extensive governmental and other regulations.  These regulations are designed to protect public interests generally rather than the interests of our stockholders. The SEC, FINRA, the CFTC and other agencies extensively regulate the United States financial services industry, including most of our operations in the United States. Much of our international operations are subject to similar regulations in their respective jurisdictions, including regulations overseen by the FCA in the United Kingdom, the Swiss Financial Market Supervisory Authority in Switzerland, the Monetary Authority of Singapore, the Hong Kong Securities and Futures Commission, the Investment Industry Regulatory Organization of Canada and provincial regulators in Canada, and the Securities and Exchange Commission and Central Bank in Brazil.  In addition, Xtrakter is registered as an ARM with the FCA and has “recognized status” in France, the Netherlands and Belgium in connection with the submission of transaction reports to regulators.

As a matter of public policy, these regulatory bodies are responsible for safeguarding the integrity of the securities and other financial markets and protecting the interests of investors in those markets. These regulatory bodies have broad powers to promulgate and interpret, investigate and sanction non-compliance with their laws, rules and regulations.

Most aspects of our broker-dealer and other licensed subsidiaries are highly regulated, including:

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

Certain of our regulated subsidiaries, including our registered broker-dealer and MTF, are subject to U.S. or foreign regulations which prohibit repayment of borrowings from the Company or affiliates, paying cash dividends, making loans to the Company or affiliates or otherwise entering into transactions that result in a significant reduction in regulatory net capital or financial resources, without prior notification to or approval from such subsidiary’s principal regulator.  MarketAxess SEF Corporation is registered with the CFTC as a SEF and is required, among other things, to maintain sufficient financial resources to cover operating costs for at least one year.

Our authority to operate our platform in a jurisdiction is dependent on continued registration or authorization in that jurisdiction or the maintenance of a proper exemption from such registration or authorization. Our ability to comply with all applicable laws and rules is largely dependent on our compliance, credit approval, audit and reporting systems and procedures, as well as our ability to attract and retain qualified compliance, credit approval, audit and risk management personnel. Our systems and procedures may not be sufficiently effective to prevent a violation of all applicable rules and regulations. In addition, the growth and expansion of our business may create additional strain on our compliance systems, procedures and personnel and has resulted, and we expect will continue to result, in increased costs to maintain and improve these systems.

In addition, because our industry is heavily regulated, regulatory approval may be required in order to continue or expand our business activities and we may not be able to obtain the necessary regulatory approvals on a timely basis, if at all. Even if approvals are obtained, they may impose restrictions on our business or we may not be able to continue to comply with the terms of the approvals or applicable regulations. The implementation of unfavorable regulations or unfavorable interpretations of existing regulations by courts or regulatory bodies could require us to incur significant compliance costs or cause the development or continuation of business activities in affected markets to become impractical. For a further description of the regulations which may limit our activities, see “Item 1. Business—Government Regulation.”

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

In addition, regulatory bodies in Europe are developing new rules for the fixed-income markets. MiFID II and MiFIR were approved in June 2014 and introduce changes in market structure designed to: (i) enhance pre- and post-trade transparency for fixed income instruments with the scope of requirements calibrated for liquidity, (ii) increase and enhance post-trade reporting obligations with a requirement to submit post-trade data to ARMs, (iii) ensure trading of certain derivatives occurs on regulated trading venues and (iv) establish a consolidated tape for trade data. While some of the technical advice underpinning MiFID II have not yet been finalized, MiFID II will have a significant impact in these areas, as well as on corporate governance and investor protection.  MiFID II and MiFIR are expected to take effect in January 2018 and may have an adverse effect on our operations or our ability to provide our electronic trading platform in a manner that can successfully compete against other types of regulated and non-regulated venues for the fixed-income trading needs of our clients. In addition, MiFID II is expected to cause us to expend significantly more compliance, business and technology resources, incur additional operational costs and create additional regulatory exposure for our trading and post-trade businesses. We cannot predict the extent to which any of these new regulations or future regulatory changes will impact our European business and operations, but they may have an adverse effect on our business, financial condition and results of operations.

Any changes in laws or regulations or in governmental policies could have a material adverse effect on our business, financial condition and results of operations. Our industry has been and is subject to continuous regulatory changes and may become subject to new regulations or changes in the interpretation or enforcement of existing regulations, which could require us to incur significant compliance costs or cause the development and growth of impacted markets to become impractical. For example, the Volcker Rule section of the Dodd-Frank Act bans proprietary trading by banks and their affiliates, which adversely affects our bank-affiliated broker-dealer clients’ ability to make markets in a variety of fixed-income securities, thereby negatively impacting the level of liquidity and pricing available on our trading platform. Other regulatory initiatives include Basel III, a global regulatory standard on bank capital adequacy designed to strengthen bank capital requirements and liquidity in most of the world’s major economies by 2019. The implementation of these rules could restrict the ability of our large bank and broker-dealer customers to raise additional capital and liquidity. As a result, their businesses could be adversely affected, which might cause them to trade less on our platform. In addition, as we expand our business into new markets, it is likely that we will be subject to additional laws, rules and regulations. We cannot predict the extent to which any future regulatory changes may adversely affect our business and operations.

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

We operate an electronic trading platform in Europe, Latin America and Asia and we may further expand our operations throughout these and other regions.  We have invested significant resources in our foreign operations and the increasing globalization of our platform and services.  However, there are certain risks inherent in doing business in international markets, particularly in the financial services industry, which is heavily regulated in many jurisdictions. These risks include:

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

In addition, we must comply with the laws, regulations and registration rules of the FCA in the U.K. and foreign governments and regulatory bodies for each country in which we conduct business. For example, regulatory bodies in Europe have approved the final texts of MiFID II and MiFIR, which are expected to take effect in January 2018. We cannot predict the extent to which any of these new regulations or future regulatory changes may impact our European business and operations, but they may cause us to expend significantly more compliance, business and technology resources, incur additional operational costs and create additional regulatory exposure.

We cannot predict what future actions the U.S., U.K. and other regulatory bodies might take, or the impact that any such actions may have on our business. In addition, Brexit could lead to legal uncertainty and potentially divergent national laws and regulations as the U.K. determines which E.U. laws to replace or replicate. Our compliance with these changing laws and regulations may be costly and time-consuming and may have a material adverse effect on our clients’ trading activities on our platform.

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

Many aspects of our business, and the businesses of our clients, involve substantial risks of liability. Dissatisfied clients may make claims against us regarding quality of trade execution, improperly settled trades, resolution of trade error claims, system failures, mismanagement or even fraud. We may become subject to these claims as the result of delays, failures or malfunctions of our electronic trading platform and services provided by us. We could incur significant legal expenses defending claims, even those without merit. An adverse resolution of any lawsuits or claims against us could have a material adverse effect on our business, financial condition and results of operations.

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

We conduct operations in several different countries, including the U.S. and the U.K., and substantial portions of our revenues, expenses, assets and liabilities are denominated in U.S. dollars, British Pounds Sterling and Euros. Since our consolidated financial statements are presented in U.S. dollars, we must translate revenues, income and expenses, as well as assets and liabilities, into U.S. dollars at exchange rates in effect during or at the end of each reporting period. Accordingly, increases or decreases in the value of the U.S. dollar against the other currencies will affect our net operating revenues, operating income and the value of balance sheet items denominated in foreign currencies.

Although we have entered into foreign currency forward contracts to hedge our net investment in our U.K. subsidiaries and may enter into additional hedging transactions in the future to help mitigate our foreign exchange risk exposure, these hedging arrangements may not be effective, particularly in the event of inaccurate forecasts of the levels of our non-U.S. denominated assets and liabilities. Accordingly, if there are adverse movements in exchange rates, we may suffer significant losses, which would adversely affect our operating results and financial condition.

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

We initiated a regular quarterly dividend on our common stock in 2009. However, there is no assurance that we will continue to pay any dividends to holders of our common stock in the future or, if we continue paying dividends, that such dividends will be paid at the rate at which they were paid in prior periods. If we were to decrease the dividend rate or cease paying dividends, investors may need to rely on the sale of their common stock after price appreciation, which may never occur, as the primary or only way to realize any future gains on their investment.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Our corporate headquarters and principal U.S. offices are located in New York, New York, where we lease approximately 57,000 square feet under leases expiring between April 2018 and February 2022. We also collectively lease approximately 21,000 square feet for our other office locations in the U.S., United Kingdom, Brazil, Hong Kong and Singapore under various leases expiring between April 2018 and December 2033. During 2016, we entered into a lease agreement for our new global headquarters in New York City.  We expect to relocate our headquarters to approximately 83,000 square feet of newly built office space at 55 Hudson Yards upon the building’s completion in late 2018. The fifteen year lease for the new headquarters will commence when we receive possession of the premises, which is currently expected to occur in the first quarter of 2018.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Price Range

Our common stock trades on the NASDAQ Global Select Market under the symbol “MKTX”. The range of closing price information for our common stock, as reported by NASDAQ, was as follows:

2016:	High	Low
January 1, 2016 to March 31, 2016	$126.29	$101.77
April 1, 2016 to June 30, 2016	$145.40	$120.86
July 1, 2016 to September 30, 2016	$173.34	$143.59
October 1, 2016 to December 31, 2016	$171.02	$145.53

2015:
January 1, 2015 to March 31, 2015	$88.80	$67.66
April 1, 2015 to June 30, 2015	$97.34	$82.87
July 1, 2015 to September 30, 2015	$103.28	$88.91
October 1, 2015 to December 31, 2015	$114.24	$86.86

On February 16, 2017, the last reported closing price of our common stock on the NASDAQ Global Select Market was $191.68.

Holders

There were 26 holders of record of our common stock as of February 16, 2017.

Dividend Policy

During 2016, 2015 and 2014, we paid quarterly cash dividends of $0.26 per share, $0.20 per share and $0.16 per share, respectively. Any future declaration and payment of dividends will be at the sole discretion of our Board of Directors. The Board of Directors may take into account such matters as general business conditions, our financial results, capital requirements, contractual obligations, legal and regulatory restrictions on the payment of dividends to our stockholders or by our subsidiaries to their respective parent entities, and such other factors as the Board of Directors may deem relevant.

Recent Sales of Unregistered Securities

None.

Securities Authorized for Issuance Under Equity Compensation Plans

Please see the section entitled “Equity Compensation Plan Information” in Item 12.

Issuer Purchases of Equity Securities

During the three months ended December 31, 2016, we repurchased the following shares of common stock:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans and Programs	Dollar Value of Shares That May Yet Be Purchased Under the Plans and Programs
				(In thousands)
October 1, 2016 - October 31, 2016	21,178	$158.28	20,900	$57,865
November 1, 2016 - November 30, 2016	21,108	159.39	21,000	54,516
December 1, 2016 - December 31, 2016	21,073	162.51	20,900	51,120
	63,359	$160.06	62,800

During the three months ended December 31, 2016, we repurchased 63,359 shares of common stock.  The repurchases included 559 shares surrendered by employees to us to satisfy the withholding tax obligations upon the vesting of restricted shares and 62,800 shares repurchased in connection with our share repurchase program.

In January 2016, our Board of Directors authorized a two-year share repurchase program for up to $25.0 million of our common stock which commenced on March 1, 2016. In October 2016, our Board of Directors approved a $50.0 million increase in the size of the current share repurchase program. Shares repurchased under the program will be held in treasury for future use.

STOCK PERFORMANCE GRAPH

The following graph shows a comparison from December 31, 2011 through December 31, 2016 of the cumulative total return for (i) our common stock, (ii) the NASDAQ Composite Index and (iii) the Dow Jones US Financial Services Index. The performance graph and related information shall not be deemed “soliciting material” or to be “filed” with the SEC, nor shall such information be incorporated by reference into any future filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, each as amended, except to the extent that the Company specifically incorporates it by reference into such filing.

The figures in this graph assume an initial investment of $100 in our common stock and in each index on December 31, 2011, and that all quarterly dividends were reinvested. The returns illustrated below are based on historical results during the period indicated and should not be considered indicative of future stockholder returns.

Item 6. Selected Financial Data.

The selected statements of operations data for each of the years ended December 31, 2016, 2015 and 2014 and the selected balance sheet data as of December 31, 2016 and 2015 have been derived from our audited financial statements included elsewhere in this Annual Report on Form 10-K. The selected statements of operations data for the years ended December 31, 2013 and 2012, and the balance sheet data as of December 31, 2014, 2013 and 2012 have been derived from our audited financial statements not included in this Annual Report on Form 10-K.

	Year Ended December 31,
	2016	2015	2014	2013	2012
Statements of Operations Data:	(In thousands, except per share amounts)
Revenues
Commissions (1)	$332,307	$266,221	$221,138	$203,652	$174,199
Information and post-trade services (2)	31,225	30,660	31,510	25,377	7,435
Investment income	2,137	905	543	420	1,057
Other (3)	4,250	5,312	9,583	9,284	8,149
Total revenues	369,919	303,098	262,774	238,733	190,840

Expenses
Employee compensation and benefits	96,785	83,856	74,995	64,406	54,678
Depreciation and amortization	17,838	18,542	17,379	14,123	6,758
Technology and communications	17,275	15,916	17,685	16,037	12,523
Professional and consulting fees	17,175	13,043	14,375	18,220	12,150
Occupancy	4,681	4,685	4,381	5,173	2,446
Marketing and advertising	8,934	6,148	5,769	4,632	5,169
General and administrative	15,629	13,008	9,654	8,862	7,746
Total expenses	178,317	155,198	144,238	131,453	101,470
Income before income taxes from continuing operations	191,602	147,900	118,536	107,280	89,370
Provision for income taxes (4)	65,430	51,863	43,730	38,717	27,586
Net income from continuing operations	126,172	96,037	74,806	68,563	61,784
Income (loss) from discontinued operations, net of income taxes (5)	—	—	—	7,453	(1,715)
Net income	$126,172	$96,037	$74,806	$76,016	$60,069

Basic earnings per common share
Income from continuing operations	$3.42	$2.62	$2.03	$1.86	$1.69
Income (loss) from discontinued operations	—	—	—	0.20	(0.04)
Net income per common share	$3.42	$2.62	$2.03	$2.06	$1.65

Diluted earnings per common share
Income from continuing operations	$3.34	$2.55	$1.97	$1.81	$1.64
Income (loss) from discontinued operations	—	—	—	0.20	(0.05)
Net income per common share	$3.34	$2.55	$1.97	$2.01	$1.59

Cash dividends per share	$1.04	$0.80	$0.64	$0.52	$1.74

Weighted average number of shares of common stock outstanding:
Basic	36,844	36,690	36,930	36,886	36,516
Diluted	37,738	37,637	37,889	37,888	37,816

	As of December 31,
	2016	2015	2014	2013	2012
Balance Sheet Data:	(In thousands)
Cash and cash equivalents and investments	$362,647	$284,434	$233,787	$200,433	$180,116
Working capital (6)	364,904	284,914	227,743	200,183	180,650
Total assets	528,042	439,041	379,884	353,910	279,841

(1)	Commissions include monthly distribution fees and trading commissions.
(2)

Information and post-trade services revenue includes information services provided to our broker-dealer clients, institutional investor clients and data-only subscribers. It also includes revenue from trade matching and regulatory transaction reporting services through Xtrakter, which was acquired in February 2013.

(3)

Other revenues consist primarily of professional consulting services, technology software licenses, maintenance and support services, telecommunications line charges to broker-dealer clients, initial set-up fees and other miscellaneous revenues.

(4)	In 2012, we recorded a favorable income tax adjustment of $6.7 million, or $0.18 per share, relating to certain previously unrecognized tax benefits.
(5)	In October 2013, we sold Greenline Financial Technologies, Inc. for $11.0 million and recognized a gain on the sale, net of a tax benefit, of $7.6 million.
(6)

Working capital is defined as current assets minus current liabilities. Current assets consist of cash and cash equivalents, investments, accounts receivable and prepaid and other expenses (excludes cash provided as collateral). Current liabilities consist of accrued employee compensation, income and other tax liabilities, deferred revenue, and accounts payable, accrued expenses and other liabilities.

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

Executive Overview

MarketAxess operates a leading electronic trading platform that enables fixed-income market participants to efficiently trade corporate bonds and other types of fixed-income instruments using our patented trading technology. Over 1,200 institutional investor and broker-dealer firms are active users of our trading platform, accessing global liquidity in U.S. high-grade corporate bonds, emerging markets and high-yield bonds, European bonds, U.S. agency bonds, municipal bonds, credit default swaps and other fixed-income securities. Through our Open Trading™ protocols, we execute trades in certain bonds between and among institutional investor and broker-dealer clients in an all-to-all trading environment on a matched principal basis.  We also offer a number of trading-related products and services, including: market data to assist clients with trading decisions; connectivity solutions that facilitate straight-through processing; technology services to optimize trading environments; and execution services for exchange-traded fund managers and other clients. Through our Trax® division, we also offer a range of pre- and post-trade services, including trade matching, regulatory transaction reporting, and market and reference data across a range of fixed-income and other products.

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

•

to add new content and analytical capabilities to BondTicker™ and expand Axess All™, the first intra-day trade tape for the European fixed income market, and our other data service offerings provided by Trax® to improve the value of the information we provide to our clients; and

•

to continue to increase and supplement our internal growth by entering into strategic alliances, or acquiring businesses or technologies that will enable us to enter new markets, provide new products or services, or otherwise enhance the value of our platform to our clients. For example, the acquisition of Xtrakter Limited (“Xtrakter”) in February 2013 provided us with an expanded set of technology solutions ahead of incoming pre-and post-trade transparency mandates from MiFID II in Europe. In recent years, we entered into, and expanded, a strategic alliance with BlackRock, Inc. (“BlackRock”) to combine BlackRock’s order flow with our Open Trading™ solution to improve the range of trading connections available to credit market participants in the U.S., Europe and Asia. In 2016, we entered into an agreement with S&P Dow Jones Indices to jointly develop indices that will track the most liquid segments of the U.S. corporate bond market.

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

In 2016, our business faced a challenging macro environment which we attribute to a number of cyclical factors, including accommodative monetary policies by several major central banks, including the Federal Reserve and the European Central Bank. These monetary policies have resulted in historically low levels of volatility and interest rates across most of the fixed income markets. The global credit markets have also faced structural issues in recent years, such as trading limits imposed by the Volcker Rule, increased bank capital requirements under Basel III and the quantitative easing program of the European Central Bank. Following the U.S. Presidential election in November, however, the global credit markets experienced a significant shift in sentiment and increased volatility with the expectation of an upward trend in interest rates and inflation.

Competitive Landscape

The global fixed-income securities industry generally, and the electronic financial services markets in which we engage in particular, are highly competitive, and we expect competition to intensify in the future. Sources of competition for us will continue to include, among others, bond trading conducted directly between broker-dealers and their institutional investor clients over the telephone or electronically and other multi-dealer or all-to-all trading platforms. Competitors, including companies in which some of our broker-dealer clients have invested, have developed or acquired electronic trading platforms or have announced their intention to explore the development of electronic platforms or information networks that may compete with us.

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

Following the global financial crisis and other recent events in the financial industry, governments and regulators in both the United States and Europe called for increased regulation and transparency in the over-the-counter markets. As a result, the Dodd-Frank Act was signed into law in July 2010. Among the most significant requirements of the derivatives section of the Dodd-Frank Act are mandatory clearing of certain derivative instruments (“swaps”) through regulated central clearing organizations and mandatory trading of those instruments through either regulated exchanges or swap execution facilities (“SEFs”), in each case, subject to certain key exceptions. MarketAxess SEF Corporation, our wholly-owned U.S. subsidiary, operates as a SEF for the trading of certain index swaps. The SEC has not yet finalized its rules for security-based SEFs, nor has it published a timetable for the finalization and implementation of such rules.  Following the U.S. Presidential and Congressional elections in November 2016, President Trump has stated that he will pursue a path of financial deregulation, including by signing an executive order that requires the Treasury Department to review the provisions of the Dodd-Frank Act.

Various rules promulgated since the financial crisis could adversely affect our bank-affiliated broker-dealer clients’ ability to make markets in a variety of fixed-income securities, thereby negatively impacting the level of liquidity and pricing available on our trading platform. For example, while the Volcker Rule does not apply directly to us, the Volcker Rule bans proprietary trading by banks and their affiliates. In addition, enhanced leverage ratios applicable to large banking organizations in the U.S. and Europe require such organizations to strengthen their balance sheets and may limit their ability or willingness to make markets on our trading platform.  We cannot predict the extent to which these rules or any future regulatory changes may adversely affect our business and operations.

Similar to the U.S., regulatory bodies in Europe are developing new rules for the fixed-income markets. MiFID II and MiFIR were approved in June 2014 and introduce changes in market structure designed to: (i) enhance pre- and post-trade transparency for fixed income instruments with the scope of requirements calibrated for liquidity, (ii) increase and enhance post-trade reporting obligations with a requirement to submit post-trade data to Approved Reporting Mechanisms, (iii) ensure trading of certain derivatives occurs on regulated trading venues and (iv) establish a consolidated tape for trade data.  While some of the technical advice underpinning MiFID II have not yet been finalized, MiFID II will have a significant impact in these areas, as well as on corporate governance and investor protection.  MiFID II and MiFIR are expected to take effect in January 2018. The final rules may have an adverse effect on our operations or our ability to provide our electronic trading platform in a manner that can successfully compete against other types of regulated and non-regulated venues for the fixed-income trading needs of our clients. In addition, MiFID II is expected to cause us to expend significantly more compliance, business and technology resources, incur additional operational costs and create additional regulatory exposure for our trading and post-trade businesses. While we generally believe the net impact of the rules and regulations may be positive for our businesses, unintended consequences of the rules and regulations may adversely affect us in ways yet to be determined.

In June 2016, the U.K. voted in an advisory referendum to leave the European Union (commonly referred to as “Brexit”).  The follow-up to the referendum is not yet clear as the U.K. government has not yet delivered an official notice of withdrawal.  However, depending on the terms negotiated between E.U. member states and the U.K. following Brexit, our U.K. subsidiaries may not be able to rely on the existence of a “passporting” regime that allows immediate access to the single E.U. market and we may need to establish one or more new regulated subsidiaries in the E.U. in order to provide our trading platform and certain post-trade services to clients in the E.U.

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

Other Credit Commissions. Other credit includes Eurobonds, emerging markets bonds, high-yield bonds and municipal bonds. Commissions for other credit products generally vary based on the type of the instrument traded using standard fee schedules. During the fourth quarter of 2016, our Eurobond fee plan structure was changed to contain standardized minimum monthly commitments and variable transaction fees. Prior to the fee plan change, our European fee plans generally incorporated some combination of monthly distribution fees and variable transaction fees. The average other credit fees per million may vary in the future due to changes in product mix or trading protocols.

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

Expenses may grow in the future, notably in employee compensation and benefits, primarily due to investment in new products and geographic expansion. We also expect occupancy expense to increase in each of 2017 and 2018 as a result of the additional amount of office space needed to accommodate our headcount, including our new global headquarters in New York City.  See Item 2 of this Annual Report on Form 10-K for a discussion of our properties. However, we believe that operating leverage can be achieved by increasing volumes in existing products and adding new products without substantial additions to our infrastructure.

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

Technology products and services. We generate revenues from professional consulting services, technology software licenses and maintenance and support services (referred to as post-contract technical support or “PCS”). Revenue from professional consulting services is recognized as services are performed and software license subscription revenue and maintenance and support services are recognized ratably over the contract period. Technology products and services revenue is reported in other income in the Consolidated Statements of Operations.

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

Segment Results

We operate an electronic multi-party platform for the trading of fixed-income securities and provide related data, analytics, compliance tools and post-trade services. We consider our operations to constitute a single business segment because of the highly integrated nature of these product and services, of the financial markets in which we compete and of our worldwide business activities. We believe that results by geographic region or client sector are not necessarily meaningful in understanding our business. See Note 13 to the Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K for certain geographic information about the Company’s business required by U.S. GAAP.

Results of Operations

Year Ended December 31, 2016 Compared to Year Ended December 31, 2015

Overview

Total revenues increased by $66.8 million or 22.0% to $369.9 million for the year ended December 31, 2016 from $303.1 million for the year ended December 31, 2015. This increase in total revenues was primarily due to an increase in commission revenue of $66.1 million. An 11.8% change in the average foreign currency exchange rates of the British Pound Sterling compared to the U.S. dollar from 2015 compared to 2016 had the effect of decreasing revenues by $5.9 million for the year ended December 31, 2016.

Total expenses increased by $23.1 million or 14.9% to $178.3 million for the year ended December 31, 2016 from $155.2 million for the year ended December 31, 2015. This increase was primarily due to higher employee compensation and benefits of $12.9 million, professional and consulting fees of $4.1 million, marketing and advertising costs of $2.8 million, general and administrative costs of $2.6 million and technology and communication expenses of $1.4 million. The change in the average foreign currency exchange rates had the effect of decreasing expenses by $5.9 million for the year ended December 31, 2016.

Income before taxes increased by $43.7 million or 29.5% to $191.6 million for the year ended December 31, 2016 from $147.9 million for the year ended December 31, 2015. Net income increased by $30.1 million or 31.4% to $126.2 million for the year ended December 31, 2016 from $96.0 million for the year ended December 31, 2015.

Revenues

Our revenues for the years ended December 31, 2016 and 2015, and the resulting dollar and percentage changes, were as follows:

	Year Ended December 31,
	2016		2015
		% of		% of	$	%
	$	Revenues	$	Revenues	Change	Change
	($ in thousands)
Commissions	$332,307	89.8%	$266,221	88.0%	$66,086	24.8%
Information and post-trade services	31,225	8.4	30,660	10.1	565	1.8
Investment income	2,137	0.6	905	0.3	1,232	136.1
Other	4,250	1.2	5,312	1.8	(1,062)	(20.0)
Total revenues	$369,919	100.0%	$303,098	100.0%	$66,821	22.0%

Commissions

Our commission revenues for the years ended December 31, 2016 and 2015, and the resulting dollar and percentage changes, were as follows:

	Year Ended December 31,
			$	%
	2016	2015	Change	Change
	($ in thousands)
Variable transaction fees
U.S. high-grade	$135,295	$101,348	$33,947	33.5%
Other credit	129,976	97,323	32,653	33.6
Liquid products	2,795	2,595	200	7.7
Total variable transaction fees	268,066	201,266	66,800	33.2
Distribution fees
U.S. high-grade	58,705	58,075	630	1.1
Other credit	4,783	5,839	(1,056)	(18.1)
Liquid products	753	1,041	(288)	(27.7)
Total distribution fees	64,241	64,955	(714)	(1.1)
Total commissions	$332,307	$266,221	$66,086	24.8%

Variable Transaction Fees

The following table shows the extent to which the increase in variable commissions for the year ended December 31, 2016 was attributable to changes in transaction volumes and variable transaction fees per million:

	Change from Year Ended December 31, 2015
	U.S.
	High-Grade	Other credit	Liquid products	Total
	(In thousands)
Volume increase	$26,833	$49,675	$239	$76,747
Variable transaction fee per million increase (decrease)	7,114	(17,022)	(39)	(9,947)
Total increase in variable commissions	$33,947	$32,653	$200	$66,800

Our trading volume for each of the years presented was as follows:

	Year Ended December 31,
			$	%
	2016	2015	Change	Change
Trading Volume Data (in millions)
U.S. high-grade - fixed rate	$704,648	$549,086	$155,562	28.3%
U.S. high-grade - floating rate	25,917	28,547	(2,630)	(9.2)
Total U.S. high-grade	730,565	577,633	152,932	26.5
Other credit	506,762	335,513	171,249	51.0
Liquid products	71,375	65,365	6,010	9.2
Total	$1,308,702	$978,511	$330,191	33.7%

Number of U.S. Trading Days	250	250
Number of U.K. Trading Days	253	253

For volume reporting purposes, transactions in foreign currencies are converted to U.S. dollars at average monthly rates. The 26.5% increase in our U.S. high-grade volume was principally due to an increase in our estimated market share of adjusted total U.S. high-grade corporate bond volume as reported by Financial Industry Regulatory Authority (“FINRA”) Trade Reporting and Compliance Engine (“TRACE”) from 14.6 % for the year ended December 31, 2015 to 16.0% for the year ended December 31, 2016, coupled with an increase in overall market volume as measured by TRACE.  We adjusted the reported U.S. high-grade TRACE volumes to eliminate the increased reporting of affiliate back-to-back trades by certain broker-dealers that occurred from April 2014 through October 2015. Adjusted U.S. high-grade TRACE volume increased 15.4% to $4.6 trillion for the year ended December 31,

2016 from $4.0 trillion for the year ended December 31, 2015.  Based on information provided by FINRA, we believe that the TRACE volumes, as adjusted by us, provide a more accurate comparison to prior period reporting. We have provided a reconciliation of the reported U.S. high-grade TRACE volumes to the adjusted U.S. high-grade TRACE volumes in the “Investor Relations” section of our website.

Other credit volumes increased by 51.0% for the year ended December 31, 2016 compared to the year ended December 31, 2015, primarily due to increases of 77.4% in Eurobond volume, 53.5% in emerging markets bond volume and 29.7% in high-yield bond volume.  Liquid products volume (excluding credit derivatives) increased by 9.2% for the year ended December 31, 2016 compared to the year ended December 31, 2015, due to an increase in our estimated share of the U.S. agencies bond market.

Our average variable transaction fee per million for the years ended December 31, 2016 and 2015 was as follows:

	Year Ended December 31,
	2016	2015

U.S. high-grade - fixed rate	$191	$182
U.S. high-grade - floating rate	39	42
Total U.S. high-grade	185	175
Other credit	256	290
Liquid products	39	40
Total	205	206

Total U.S. high-grade average variable transaction fee per million increased to $185 per million for the year ended December 31, 2016 from $175 per million for the year ended December 31, 2015 mainly due to an increase in the duration of bonds traded. Other credit average variable transaction fee per million decreased to $256 per million for the year ended December 31, 2016 from $290 per million from December 31, 2015.  The decrease was due to a larger percentage of volume in products that carry lower fees per million, principally Eurobond and emerging market sovereign bonds, and high-yield protocols that carry lower fees per million.

Distribution Fees

U.S. high-grade distribution fees increased $0.6 million principally due to an increase in unused monthly fee commitments under our all variable fee plan. The $1.1 million decrease in Other credit distribution fees principally relates to the change in Eurobond fee plans implemented in the fourth quarter of 2016. The new Eurobond bond fee plans contain standardized minimum monthly commitments and variable transaction fees.

Information and Post-Trade Services. The $0.6 million increase in information and post-trade services revenue comprised of a $2.9 million increase in data revenue due to new contracts and a $0.6 million increase in transaction reporting revenue, offset by a $2.9 million unfavorable impact of the strengthened U.S. dollar. Our transaction reporting business processed 1.21 billion transactions for the year ended December 31, 2016 compared to 1.05 billion for the year ended December 31, 2015.

Investment Income. Investment income increased by $1.2 million due to a higher average investment balances and an increase in interest rates during 2016.

Other. Other income decreased by $1.1 million principally due to the wind-down of a professional consulting service agreement during 2015.

Expenses

Our expenses for the years ended December 31, 2016 and 2015, and the resulting dollar and percentage changes, were as follows:

	Year Ended December 31,
	2016		2015
		% of		% of	$	%
	$	Revenues	$	Revenues	Change	Change
	($ in thousands)
Expenses
Employee compensation and benefits	$96,785	26.2%	$83,856	27.7%	$12,929	15.4%
Depreciation and amortization	17,838	4.8	18,542	6.1	(704)	(3.8)
Technology and communications	17,275	4.7	15,916	5.3	1,359	8.5
Professional and consulting fees	17,175	4.6	13,043	4.3	4,132	31.7
Occupancy	4,681	1.3	4,685	1.5	(4)	(0.1)
Marketing and advertising	8,934	2.4	6,148	2.0	2,786	45.3
General and administrative	15,629	4.2	13,008	4.3	2,621	20.1
Total expenses	$178,317	48.2%	$155,198	51.2%	$23,119	14.9%

Employee Compensation and Benefits. Employee compensation and benefits increased by $12.9 million primarily due to a $5.3 million increase in salaries and benefits on higher employee headcount, higher employee incentive compensation of $3.3 million, which is tied to operating performance and an increase of $2.0 million in stock-based compensation resulting from higher employee equity awards in 2016.  The total number of employees increased to 383 as of December 31, 2016 from 342 as of December 31, 2015.

Depreciation and Amortization. Depreciation and amortization decreased by $0.7 million primarily due to lower amortization of intangibles of $1.6 million offset by an increase of $0.8 million in amortization of software development costs.  For the years ended December 31, 2016 and 2015, $6.4 million and $4.8 million, respectively, of equipment purchases and leasehold improvements and $12.3 million and $10.6 million, respectively, of software development costs were capitalized.

Technology and Communications. Technology and communications expenses increased by $1.4 million primarily due to higher market data costs of $1.2 million and an increase in technology maintenance and support costs of $0.5 million.

Professional and Consulting Fees. Professional and consulting fees increased by $4.1 million primarily due to higher technology consulting costs of $1.4 million, tax and risk consulting fees of $1.3 million and consulting fees associated with new systems implementations of $1.2 million.

Occupancy. Occupancy costs were $4.7 million for each of the years ended December 31, 2016 and December 31, 2015.

Marketing and Advertising. Marketing and advertising expenses increased by $2.8 million primarily due to higher advertising costs of $1.6 million and higher sales related travel and entertainment costs of $1.0 million.

General and Administrative. General and administrative expenses increased by $2.6 million. The increase was primarily due to higher clearing costs from matched principal trading of $2.8 million.

Provision for Income Tax. The $13.6 million increase in the tax provision was primarily attributable to higher pre-tax income offset by a lower effective tax rate. Our consolidated effective tax rate for the year ended December 31, 2016 was 34.1%, compared to 35.1% for the year ended December 31, 2015. The decrease was principally due to a higher percentage of income attributable to lower tax jurisdictions and a reduction in certain statutory foreign and state tax rates. Our consolidated effective tax rate can vary from period to period depending on, among other factors, the geographic mix of our earnings and changes in tax legislation and tax rates.

As of December 31, 2016, we had restricted U.S. federal net operating loss carryforwards of approximately $5.4 million. The utilization of our restricted U.S. federal net operating loss carryforwards is subject to an annual limitation determined by Section 382 of the Internal Revenue Code.

Year Ended December 31, 2015 Compared to Year Ended December 31, 2014

Overview

Total revenues increased by $40.3 million or 15.3% to $303.1 million for the year ended December 31, 2015 from $262.8 million for the year ended December 31, 2014. This increase in total revenues was primarily due to an increase in commission revenue of $45.1 million, partially offset by a decrease in technology products and services revenue of $3.3 million. A 7.2% change in the average foreign currency exchange rates of the British Pound Sterling compared to the U.S. dollar from 2014 compared to 2015 had the effect of decreasing revenues by $3.0 million for the year ended December 31, 2015.

Total expenses increased by $11.0 million or 7.6% to $155.2 million for the year ended December 31, 2015 from $144.2 million for the year ended December 31, 2014. This increase was primarily due to higher employee compensation and benefits of $8.9 million, general and administrative costs of $3.4 million and depreciation and amortization of $1.2 million, which were partially offset by a decrease in technology and communication costs of $1.8 million and professional and consulting fees of $1.3 million. The change in the average foreign currency exchange rates had the effect of decreasing expenses by $3.3 million for the year ended December 31, 2015.

Income before taxes increased by $29.4 million or 24.8% to $147.9 million for the year ended December 31, 2015 from $118.5 million for the year ended December 31, 2014. Net income increased by $21.2 million or 28.4% to $96.0 million for the year ended December 31, 2015 from $74.8 million for the year ended December 31, 2014.

Revenues

Our revenues for the years ended December 31, 2015 and 2014, and the resulting dollar and percentage changes, were as follows:

	Year Ended December 31,
	2015		2014
		% of		% of	$	%
	$	Revenues	$	Revenues	Change	Change
	($ in thousands)
Commissions	$266,221	87.8%	$221,138	84.2%	$45,083	20.4%
Information and post-trade services	30,660	10.1	31,510	12.0	(850)	(2.7)
Investment income	905	0.3	543	0.2	362	66.7
Other	5,312	1.8	9,583	3.6	(4,271)	(44.6)
Total revenues	$303,098	100.0%	$262,774	100.0%	$40,324	15.3%

Commissions

Our commission revenues for the years ended December 31, 2015 and 2014, and the resulting dollar and percentage changes, were as follows:

	Year Ended December 31,
			$	%
	2015	2014	Change	Change
	($ in thousands)
Variable transaction fees
U.S. high-grade	$101,348	$83,211	$18,137	21.8%
Other credit	97,323	70,183	27,140	38.7
Liquid products	2,595	2,840	(245)	(8.6)
Total variable transaction fees	201,266	156,234	45,032	28.8
Distribution fees
U.S. high-grade	58,075	56,659	1,416	2.5
Other credit	5,839	7,538	(1,699)	(22.5)
Liquid products	1,041	707	334	47.2
Total distribution fees	64,955	64,904	51	0.1
Total commissions	$266,221	$221,138	$45,083	20.4%

Variable Transaction Fees

The following table shows the extent to which the increase in variable commissions for the year ended December 31, 2015 was attributable to changes in transaction volumes and variable transaction fees per million:

	Change from Year Ended December 31, 2014
	U.S.
	High-Grade	Other credit	Liquid products	Total
	(In thousands)
Volume increase (decrease)	$17,901	$33,993	$(8)	$51,886
Variable transaction fee per million increase (decrease)	236	(6,853)	(237)	(6,854)
Total increase (decrease) in variable commissions	$18,137	$27,140	$(245)	$45,032

Our trading volume for each of the years presented was as follows:

	Year Ended December 31,
			$	%
	2015	2014	Change	Change
Trading Volume Data (in millions)
U.S. high-grade - fixed rate	$549,086	$450,139	$98,947	22.0%
U.S. high-grade - floating rate	28,547	25,231	3,316	13.1
Total U.S. high-grade	577,633	475,370	102,263	21.5
Other credit	335,513	226,033	109,480	48.4
Liquid products	65,365	65,558	(193)	(0.3)
Total	$978,511	$766,961	$211,550	27.6%

Number of U.S. Trading Days	250	250
Number of U.K. Trading Days	253	253

For volume reporting purposes, transactions in foreign currencies are converted to U.S. dollars at average monthly rates. The 21.5% increase in our U.S. high-grade volume was principally due to an increase in our estimated market share of adjusted total U.S. high-grade corporate bond volume as reported by TRACE from 12.8% for the year ended December 31, 2014 to 14.6% for the year ended December 31, 2015, coupled with an increase in overall market volume as measured by TRACE.  We adjusted the reported U.S. high-grade TRACE volumes to eliminate the increased reporting of affiliate back-to-back trades by certain broker-dealers that occurred from April 2014 through October 2015. Adjusted U.S. high-grade TRACE volume increased 6.5% to $4.0 trillion for the year ended December 31, 2015 from $3.7 trillion for the year ended December 31, 2014.  Based on information provided by FINRA, we believe that the TRACE volumes, as adjusted by us, provide a more accurate comparison to prior period reporting. We have provided a reconciliation of the reported U.S. high-grade TRACE volumes to the adjusted U.S. high-grade TRACE volumes in the “Investor Relations” section of our website.

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

Information and Post-Trade Services. Information and post-trade services revenues decreased by $0.9 million.   The change in foreign currency exchange rates had the effect of decreasing information and post-trade services revenue by approximately $1.8 million for the year ended December 31, 2015. Excluding the negative impact of foreign exchange, information services revenue increased $2.2 million principally as a result of new data contracts.  Post-trade services revenues, excluding the negative impact of foreign exchange, decreased by $1.2 million due to a reduction in transactions.  Xtrakter’s post-trade transaction reporting business processed approximately 1.05 billion and 1.13 billion transactions for the years ended December 31, 2015 and 2014, respectively.

Investment Income. Investment income increased by $0.4 million primarily due to a higher average investment balance in 2015.

Other. Other revenues decreased by $4.3 million primarily due to a $3.3 million reduction in revenue, attributable to the wind-down of a professional consulting service engagement. Also, in the year ended December 31, 2014, we recognized income of $0.9 million on the sale of certain MF Global bankruptcy claims.

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

The following table sets forth certain unaudited consolidated quarterly income statement data for the eight quarters ended December 31, 2016. In our opinion, this unaudited information has been prepared on a basis consistent with our annual financial statements and includes all adjustments (consisting only of normal recurring adjustments) necessary for a fair statement of the unaudited quarterly data. This information should be read in conjunction with our Consolidated Financial Statements and related Notes included in this Annual Report on Form 10-K. The results of operations for any quarter are not necessarily indicative of results that we may achieve for any subsequent periods.

	Three Months Ended
	Dec 31,	Sep 30,	Jun 30,	Mar 31,	Dec 31,	Sep 30,	Jun 30,	Mar 31,
	2016	2016	2016	2016	2015	2015	2015	2015
	(In thousands, except per share data)
	(unaudited)
Revenues
Commissions	$85,519	$81,456	$86,239	$79,093	$67,613	$65,178	$66,412	$67,018
Information and post-trade services	7,538	7,322	8,586	7,779	7,678	7,671	7,632	7,679
Investment income	668	534	517	418	284	248	190	183
Other	711	959	1,297	1,283	1,069	1,095	1,257	1,891
Total revenues	94,436	90,271	96,639	88,573	76,644	74,192	75,491	76,771

Expenses
Employee compensation and benefits	22,529	23,914	25,815	24,527	21,087	21,002	20,593	21,174
Depreciation and amortization	4,292	4,325	4,540	4,681	4,685	4,642	4,603	4,612
Technology and communications	4,449	4,245	4,277	4,304	3,720	3,891	3,967	4,338
Professional and consulting fees	4,726	4,342	4,245	3,862	3,540	3,210	3,011	3,282
Occupancy	1,075	1,220	1,225	1,161	1,215	1,246	1,232	992
Marketing and advertising	3,192	2,140	1,824	1,778	1,888	1,304	1,764	1,192
General and administrative	3,846	3,731	4,162	3,890	3,523	3,544	3,262	2,679
Total expenses	44,109	43,917	46,088	44,203	39,658	38,839	38,432	38,269
Income before income taxes	50,327	46,354	50,551	44,370	36,986	35,353	37,059	38,502
Provision for income taxes	17,162	15,436	17,425	15,407	12,495	12,638	12,821	13,909
Net income	$33,165	$30,918	$33,126	$28,963	$24,491	$22,715	$24,238	$24,593

Net income per common share
Basic	$0.90	$0.84	$0.90	$0.79	$0.67	$0.62	$0.66	$0.67
Diluted	$0.88	$0.82	$0.88	$0.77	$0.65	$0.60	$0.64	$0.65

The following tables set forth trading volume and average variable transaction fee per million traded for the eight quarters ended December 31, 2016.

	Three Months Ended
	Dec 31,	Sep 30,	Jun 30,	Mar 31,	Dec 31,	Sep 30,	Jun 30,	Mar 31,
	2016	2016	2016	2016	2015	2015	2015	2015
	(In millions)
Trading Volume Data
U.S. high-grade - fixed rate	$179,317	$172,005	$183,107	$170,219	$136,015	$132,625	$142,459	$137,987
U.S. high-grade - floating rate	5,749	6,441	6,220	7,507	7,234	7,414	6,504	7,395
Total U.S. high-grade	185,066	178,446	189,327	177,726	143,249	140,039	148,963	145,382
Other credit	135,799	122,821	131,168	116,974	91,257	84,333	78,304	81,619
Liquid products	17,393	20,880	17,781	15,321	15,864	15,353	17,473	16,675
Total	$338,258	$322,147	$338,276	$310,021	$250,370	$239,725	$244,740	$243,676

	Three Months Ended
	Dec 31,	Sep 30,	Jun 30,	Mar 31,	Dec 31,	Sep 30,	Jun 30,	Mar 31,
	2016	2016	2016	2016	2015	2015	2015	2015
Average Variable Transaction Fee Per Million
U.S. high-grade - fixed rate	$189	$195	$194	$184	$180	$174	$183	$192
U.S. high-grade - floating rate	49	38	36	36	33	37	51	46
Total U.S. high-grade	185	189	189	178	172	167	177	185
Other credit	258	246	258	264	285	286	300	291
Liquid products	40	38	38	40	38	39	39	42
Total	207	201	208	204	205	200	207	211

Number of U.S. trading days	61	64	64	61	62	64	63	61
Number of U.K. trading days	63	65	63	62	64	65	61	63

 Liquidity and Capital Resources

During the past three years, we have met our funding requirements through cash on hand and internally generated funds. Cash and cash equivalents and investments totaled $362.6 million at December 31, 2016.

In January 2013, we entered into a three-year credit agreement that provided for revolving loans and letters of credit up to an aggregate of $50.0 million. In October 2015, we entered into an amended and restated credit agreement (the “Credit Agreement”) increasing the borrowing capacity to an aggregate of $100 million, including a $5.0 million sub-limit for standby letters of credit. The Credit Agreement will mature in October 2017. As of December 31, 2016, we had $0.9 million in letters of credit outstanding and $99.1 million in available borrowing capacity under the Credit Agreement. Subject to satisfaction of certain specified conditions, we are permitted to upsize the borrowing capacity under the Credit Agreement by an additional $50.0 million.

During the past three years, our cash flows were as follows:

	Year Ended December 31,
	2016	2015	2014
	(In thousands)
Net cash provided by operating activities	$80,289	$120,196	$109,952
Net cash (used in) investing activities	(53,180)	(37,953)	(13,025)
Net cash (used in) financing activities	(55,836)	(51,054)	(60,223)
Effect of exchange rate changes on cash and cash equivalents	(2,758)	(385)	(471)
Net (decrease) increase for the period	$(31,485)	$30,804	$36,233

Cash Flows for the Year Ended December 31, 2016 Compared to Year Ended December 31, 2015

The $39.9 million decrease in net cash provided by operating activities was primarily due to an increase in corporate debt trading investments of $74.2 million, offset by an increase in net income of $30.1 million and a decrease in working capital of $3.9 million.

The $15.2 million increase in net cash used in investing activities was attributable to an increase in net purchases of securities available-for-sale of $24.3 million, an increase in capital expenditures of $3.1 million offset by proceeds from sales and maturities and other investing activities of $12.2 million.

The $4.8 million increase in net cash used in financing activities was principally due to an increase in cash dividends paid on common stock of $9.0 million offset by excess tax benefits from stock-based compensation of $5.1 million.

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

Non-GAAP Financial Measures

In addition to cash flow from operating activities in accordance with GAAP, we use a non-GAAP financial measure called “Free Cash Flow”.  Free Cash Flow is defined as cash flow from operating activities excluding net purchases of corporate debt trading investments less expenditures for furniture, equipment and leasehold improvements and capitalized software development costs. We believe this non-GAAP financial measure is important in gaining an understanding of our financial strength and cash flow generation.

The table set forth below presents a reconciliation of our cash flow from operating activities to Free Cash Flow, as defined, for the years ended December 31, 2016 and 2015:

	Year ended December 31,
	2016	2015
	($ in thousands)
Cash flow from operating activities	$80,289	$120,196
Add: Net purchases of corporate debt trading investments	74,195	—
Less: Purchases of furniture, equipment and leasehold improvements	(6,385)	(4,795)
Less: Capitalization of software development costs	(12,118)	(10,589)
Free Cash Flow	$135,981	$104,812

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

Certain of our U.S. subsidiaries are registered as a broker-dealer or a SEF and therefore are subject to the applicable rules and regulations of the SEC and the CFTC. These rules contain minimum net capital requirements, as defined in the applicable regulations, and also may require a significant part of the registrants’ assets be kept in relatively liquid form. Certain of our foreign subsidiaries are regulated by the Financial Conduct Authority in the U.K. or Ontario Securities Commission in Canada and must maintain financial resources, as defined in the applicable regulations, in excess of the applicable financial resources requirement. As of December 31, 2016, each of our subsidiaries that are subject to these regulations had net capital or financial resources in excess of their minimum requirements. As of December 31, 2016, our subsidiaries maintained aggregate net capital and financial resources that were $126.0 million in excess of the required levels of $10.6 million.

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

As of December 31, 2016, the amount of unrestricted cash held by our non-U.S. subsidiaries was $62.8 million. We have determined that unremitted earnings of our foreign subsidiaries are considered indefinitely reinvested outside of the U.S.  Any repatriation of such foreign earnings by way of dividend may be subject to both U.S. federal and state income taxes, reduced by applicable foreign tax credits. However, we do not have any current needs or foreseeable plans to repatriate cash by way of dividends from our non-U.S. subsidiaries.

We execute certain bond transactions between and among institutional investor and broker-dealer clients on a matched principal basis by serving as counterparty to both the buyer and the seller in trades which settle through a third-party clearing broker. Settlement typically occurs within one to three trading days after the trade date. Cash settlement of the transaction occurs upon receipt or delivery of the underlying instrument that was traded. For the years ended December 31, 2016, 2015 and 2014, revenues from matched principal trading were approximately $37.7 million, $16.9 million and $7.4 million, respectively. Under securities clearing agreements with third party clearing brokers, we maintain collateral deposits with each clearing broker in the form of cash. As of December 31, 2016, the amount of the collateral deposits included in prepaid expenses and other assets in our Consolidated Statements of Financial Condition was $1.1 million. For the years ended December 31, 2016, 2015 and 2014, clearing expenses associated with matched principal transactions were $6.1 million, $3.3 million and $1.3 million, respectively, and are classified under general and administrative expense on the Consolidated Statements of Operations. We are exposed to credit risk in the event a counterparty does not fulfill its obligation to complete a transaction. Pursuant to the terms of the securities clearing agreements between us and our clearing brokers, each clearing broker has the right to charge us for any losses they suffer resulting from a counterparty credit failure on any of our trades. We did not record any liabilities or losses with regard to this right for the years ended December 31, 2016 and 2015.

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

Contractual Obligations and Commitments

As of December 31, 2016, we had the following contractual obligations and commitments:

	Payments due by period
		Less than			More than
	Total	1 year	1 - 3 years	3 - 5 years	5 years
	(In thousands)
Operating leases	$146,325	$4,438	$13,501	$20,571	$107,815
Foreign currency forward contract	67,238	67,238	—	—	—
	$213,563	$71,676	$13,501	$20,571	$107,815

We enter into foreign currency forward contracts to hedge our exposure to variability in certain foreign currency cash flows resulting from the net investment in our U.K. subsidiaries. As of December 31, 2016, the notional value of the foreign currency forward contract outstanding was $67.2 million and the fair value of the liability was $0.3 million.

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

As of December 31, 2016, we had $193.1 million of investments in corporate bonds that were classified as securities available-for-sale or trading securities. Adverse movements, such as a 10% decrease in the value of these securities or a downturn or disruption in the markets for these securities, could result in a substantial loss. In addition, principal gains and losses resulting from these securities could on occasion have a disproportionate effect, positive or negative, on our financial condition and results of operations for any particular reporting period.

See also Item 1A. Risk Factors, “Risks Related to Our Business – Global economic, political and market factors beyond our control could reduce demand for our services, and our profitability and business could suffer.”

Interest Rate Risk

Interest rate risk represents our exposure to interest rate changes with respect to our cash, cash equivalents and investments. As of December 31, 2016, our cash and cash equivalents and investments amounted to $362.6 million. A hypothetical five basis point decrease in short-term interest rates would decrease our annual pre-tax earnings by approximately $0.2 million, assuming no change in the amount or composition of our cash and cash equivalents.

As of December 31, 2016, a hypothetical 100 basis point increase or decrease in interest rates would decrease or increase the fair value of the available-for-sale investment portfolio by approximately $0.8 million, assuming no change in the amount or composition of the investments.  The hypothetical unrealized gain (loss) of $0.8 million would be recognized in other comprehensive income on the statement of financial condition.

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

Foreign Currency Exchange Rate Risk

We conduct operations in several different countries outside of the U.S., most notably the U.K., and substantial portions of our revenues, expenses, assets and liabilities are generated and denominated in non U.S. dollar currencies. Since our consolidated financial statements are presented in U.S. dollars, we must translate revenues, income and expenses, as well as assets and liabilities, into U.S. dollars at exchange rates in effect during or at the end of each reporting period.  Accordingly, increases or decreases in the value of the U.S. dollar against the other currencies will affect our net operating revenues, operating income and the value of balance sheet items denominated in foreign currencies.

During the year ended December 31, 2016, approximately 13% of our revenue and 27% of our expenses were denominated in currencies other than the U.S. dollar, most notably the British Pound Sterling.   Based on actual results over the past year, a hypothetical 10% increase or decrease in the U.S. dollar against all other currencies would have increased or decreased revenue by approximately $4.7 million and operating expenses by approximately $4.9 million.

Derivative Risk

Our limited derivative risk stems from our activities in the foreign currency forward contract market. We use this market to mitigate our U.S. dollar versus British Pound Sterling exposure that arises from the activities of our U.K. subsidiaries. As of December 31, 2016, the fair value of the notional amount of our foreign currency forward contract was $67.2 million. We do not speculate in any derivative instruments.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2016. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework (2013).

Based on our assessment and those criteria, management concluded that the Company maintained effective internal control over financial reporting as of December 31, 2016.

The effectiveness of our internal control over financial reporting as of December 31, 2016 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Report of Independent Registered Public Accounting Firm

To Board of Directors and Stockholders of

MarketAxess Holdings Inc.:

In our opinion, the accompanying consolidated statements of financial condition and related consolidated statements of operations, consolidated statements of comprehensive income, consolidated statements of changes in stockholders’ equity, and consolidated statements of cash flows, present fairly, in all material respects, the financial position of MarketAxess Holdings Inc. and its subsidiaries at December 31, 2016 and December 31, 2015, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2016 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in “Management’s Report on Internal Control over Financial Reporting.” Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

PricewaterhouseCoopers LLP

New York, New York

February 21, 2017

MARKETAXESS HOLDINGS INC.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	As of December 31,
	2016	2015
	(In thousands, except share and per share amounts)
ASSETS
Cash and cash equivalents	$168,243	$199,728
Investments, at fair value	194,404	84,706
Accounts receivable, net of allowance of $82 and $109 as of December 31, 2016 and December 31, 2015, respectively	50,668	40,459
Goodwill and intangible assets, net of accumulated amortization	63,443	64,142
Furniture, equipment, leasehold improvements and capitalized software, net of accumulated depreciation and amortization	31,104	30,897
Prepaid expenses and other assets	11,618	9,880
Deferred tax assets, net	8,562	9,229
Total assets	$528,042	$439,041

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Accrued employee compensation	$34,783	$29,296
Income and other tax liabilities	7,582	4,463
Deferred revenue	2,515	2,312
Accounts payable, accrued expenses and other liabilities	15,149	12,257
Total liabilities	60,029	48,328

Commitments and Contingencies (Note 12)	—	—

Stockholders’ equity
Preferred stock, $0.001 par value, 4,855,000 shares authorized, no shares issued and outstanding as of December 31, 2016 and December 31, 2015	—	—
Series A Preferred Stock, $0.001 par value, 110,000 shares authorized, no shares issued and outstanding as of December 31, 2016 and December 31, 2015	—	—
Common stock voting, $0.003 par value, 110,000,000 shares authorized, 40,106,360 shares and 39,821,519 shares issued and 37,543,775 shares and 37,409,274 shares outstanding as of December 31, 2016 and December 31, 2015, respectively	120	121
Common stock non-voting, $0.003 par value, 10,000,000 shares authorized, no shares issued and outstanding as of December 31, 2016 and December 31, 2015	—	—
Additional paid-in capital	342,311	321,215
Treasury stock - Common stock voting, at cost, 2,562,585 shares and 2,412,245 shares as of December 31, 2016 and December 31, 2015, respectively	(117,330)	(93,405)
Retained earnings	255,140	168,011
Accumulated other comprehensive loss	(12,228)	(5,229)
Total stockholders’ equity	468,013	390,713
Total liabilities and stockholders’ equity	$528,042	$439,041

The accompanying notes are an integral part of these consolidated financial statements.

MARKETAXESS HOLDINGS INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2016	2015	2014
	(In thousands, except per share amounts)
Revenues
Commissions	$332,307	$266,221	$221,138
Information and post-trade services	31,225	30,660	31,510
Investment income	2,137	905	543
Other	4,250	5,312	9,583
Total revenues	369,919	303,098	262,774

Expenses
Employee compensation and benefits	96,785	83,856	74,995
Depreciation and amortization	17,838	18,542	17,379
Technology and communications	17,275	15,916	17,685
Professional and consulting fees	17,175	13,043	14,375
Occupancy	4,681	4,685	4,381
Marketing and advertising	8,934	6,148	5,769
General and administrative	15,629	13,008	9,654
Total expenses	178,317	155,198	144,238
Income before income taxes	191,602	147,900	118,536
Provision for income taxes	65,430	51,863	43,730
Net income	$126,172	$96,037	$74,806

Net income per common share
Basic	$3.42	$2.62	$2.03
Diluted	$3.34	$2.55	$1.97

Cash dividends declared per common share	$1.04	$0.80	$0.64

Weighted average shares outstanding
Basic	36,844	36,690	36,930
Diluted	37,738	37,637	37,889

The accompanying notes are an integral part of these consolidated financial statements.

MARKETAXESS HOLDINGS INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
	2016	2015	2014
	(In thousands)
Net income	$126,172	$96,037	$74,806
Net cumulative translation adjustment and foreign currency exchange hedge, net of tax of $5,407, $(258) and $(275), respectively	(7,037)	(512)	(399)
Net unrealized gain (loss) on securities available-for-sale, net of tax of $24, $(111), and $(9), respectively	38	(180)	(16)
Less: reclassification adjustment for realized gain on the sale of securities available-for-sale included in Other Income, net of tax of $(0), $(0) and $(24), respectively	—	—	(39)
Net change in unrealized gain (loss) on securities available-for-sale, net of tax	38	(180)	(55)
Comprehensive income	$119,173	$95,345	$74,352

The accompanying notes are an integral part of these consolidated financial statements.

MARKETAXESS HOLDINGS INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

			Treasury
			Stock -		Accumulated
	Common	Additional	Common	Retained	Other	Total
	Stock	Paid-In	Stock	Earnings	Comprehen-	Stockholders’
	Voting	Capital	Voting	(Deficit)	sive Loss	Equity
	(In thousands)
Balance at December 31, 2013	$119	$295,557	$(32,273)	$51,042	$(4,083)	$310,362
Net income	—	—	—	74,806	—	74,806
Cumulative translation adjustment and foreign currency exchange hedge, net of tax	—	—	—	—	(399)	(399)
Unrealized net (loss) on securities available-for-sale, net of tax	—	—	—	—	(55)	(55)
Stock-based compensation	—	9,769	—	—	—	9,769
Exercise of stock options	1	2,510	—	—	—	2,511
Withholding tax payments on restricted stock vesting and stock option exercises	—	(5,020)	—	—	—	(5,020)
Excess tax benefits from stock-based compensation	—	4,243	—	—	—	4,243
Repurchases of common stock			(37,974)			(37,974)
Cash dividend on common stock	—	—	—	(24,035)	—	(24,035)
Balance at December 31, 2014	120	307,059	(70,247)	101,813	(4,537)	334,208
Net income	—	—	—	96,037	—	96,037
Cumulative translation adjustment and foreign currency exchange hedge, net of tax	—	—	—	—	(512)	(512)
Unrealized net (loss) on securities available-for-sale, net of tax	—	—	—	—	(180)	(180)
Stock-based compensation	—	12,519	—	—	—	12,519
Exercise of stock options	1	1,823	—	—	—	1,824
Withholding tax payments on restricted stock vesting and stock option exercises	—	(4,496)	—	—	—	(4,496)
Excess tax benefits from stock-based compensation	—	4,310	—	—	—	4,310
Repurchases of common stock			(23,158)			(23,158)
Cash dividend on common stock	—	—	—	(29,839)	—	(29,839)
Balance at December 31, 2015	121	321,215	(93,405)	168,011	(5,229)	390,713
Net income	—	—	—	126,172	—	126,172
Cumulative translation adjustment and foreign currency exchange hedge, net of tax	—	—	—	—	(7,037)	(7,037)
Unrealized net gain on securities available-for-sale, net of tax	—	—	—	—	38	38
Stock-based compensation	—	14,511	—	—	—	14,511
Exercise of stock options	—	2,299	—	—	—	2,299
Withholding tax payments on restricted stock vesting and stock option exercises	(1)	(5,172)	—	—	—	(5,173)
Excess tax benefits from stock-based compensation	—	9,458	—	—	—	9,458
Repurchases of common stock			(23,925)			(23,925)
Cash dividend on common stock	—	—	—	(39,043)	—	(39,043)
Balance at December 31, 2016	$120	$342,311	$(117,330)	$255,140	$(12,228)	$468,013

The accompanying notes are an integral part of these consolidated financial statements.

MARKETAXESS HOLDINGS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2016	2015	2014
	(In thousands)
Cash flows from operating activities
Net income	$126,172	$96,037	$74,806
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	17,838	18,542	17,379
Stock-based compensation expense	14,511	12,519	9,769
Deferred taxes	(2,581)	(2,424)	(374)
Other	1,170	2,049	1,725
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(10,429)	(6,748)	827
(Increase) decrease in prepaid expenses and other assets	(2,125)	(2,662)	3,344
(Increase) in corporate debt trading investments	(74,195)	—	—
(Increase) in mutual funds held in rabbi trust	(1,327)	—	—
Increase in accrued employee compensation	5,487	3,986	1,309
Increase (decrease) in income and other tax liabilities	3,221	(941)	2,365
Increase (decrease) in deferred revenue	203	(153)	(248)
Increase (decrease) in accounts payable, accrued expenses and other liabilities	2,344	(9)	(950)
Net cash provided by operating activities	80,289	120,196	109,952
Cash flows from investing activities
Available-for-sale investments:
Proceeds from maturities and sales	46,347	35,248	17,574
Purchases	(81,438)	(57,175)	(16,423)
Purchases of furniture, equipment and leasehold improvements	(6,385)	(4,795)	(4,627)
Capitalization of software development costs	(12,118)	(10,589)	(10,160)
Other	414	(642)	611
Net cash (used in) investing activities	(53,180)	(37,953)	(13,025)
Cash flows from financing activities
Cash dividend on common stock	(38,495)	(29,534)	(23,941)
Exercise of stock options	2,299	1,824	2,511
Withholding tax payments on restricted stock vesting and stock option exercises	(5,173)	(4,496)	(5,020)
Excess tax benefits from stock-based compensation	9,458	4,310	4,243
Repurchases of common stock	(23,925)	(23,158)	(37,974)
Other	—	—	(42)
Net cash (used in) financing activities	(55,836)	(51,054)	(60,223)
Effect of exchange rate changes on cash and cash equivalents	(2,758)	(385)	(471)
Cash and cash equivalents
Net (decrease) increase for the period	(31,485)	30,804	36,233
Beginning of period	199,728	168,924	132,691
End of period	$168,243	$199,728	$168,924
Supplemental cash flow information:
Cash paid during the year
Cash paid for income taxes	$58,268	$50,875	$33,627

The accompanying notes are an integral part of these consolidated financial statements.

marketaxess holdings inc.

notes to consolidated financial statements

1. Organization and Principal Business Activity

         MarketAxess Holdings Inc. (the “Company” or “MarketAxess”) was incorporated in the State of Delaware on April 11, 2000. Through its subsidiaries, MarketAxess operates a leading electronic trading platform that enables fixed-income market participants to efficiently trade corporate bonds and other types of fixed-income instruments using MarketAxess’ patented trading technology. Over 1,200 institutional investor and broker-dealer firms are active users of the MarketAxess trading platform, accessing global liquidity in U.S. high-grade corporate bonds, emerging markets and high-yield bonds, European bonds, U.S. agency bonds, municipal bonds, credit default swaps and other fixed-income securities. Through its Open Trading™ protocols, MarketAxess executes certain bond transactions between and among institutional investor and broker-dealer clients on a matched principal basis by serving as counterparty to both the buyer and the seller in trades which then settle through a third-party clearing broker. MarketAxess also offers a number of trading-related products and services, including: market data to assist clients with trading decisions; connectivity solutions that facilitate straight-through processing; technology services to optimize trading environments; and execution services for exchange-traded fund managers and other clients. Through its Trax® division, MarketAxess also offers a range of pre- and post-trade services, including trade matching, regulatory transaction reporting and market and reference data, across a range of fixed-income and other products.

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

Investments

The Company determines the appropriate classification of securities at the time of purchase which are recorded in the Consolidated Statements of Financial Condition on the trade date. Securities are classified as available-for-sale or trading. The Company’s available-for-sale investments are comprised of municipal bonds and investment grade corporate debt securities. Available-for-sale investments are carried at fair value with the unrealized gains or losses reported in accumulated other comprehensive loss in the Consolidated Statements of Financial Condition. Trading investments primarily include investment grade corporate debt securities and are carried at fair value, with realized and unrealized gains or losses included in other income in the Consolidated Statements of Operations.

The Company assesses whether an other-than-temporary impairment loss on the available-for-sale investments has occurred due to declines in fair value or other market conditions. The portion of an other-than-temporary impairment related to credit loss is recorded as a charge in the Consolidated Statements of Operations. The remainder is recognized in accumulated other comprehensive loss if the Company does not intend to sell the security and it is more likely than not that the Company will not be required to sell the security prior to recovery. No charges for other-than-temporary losses were recorded during the years ended December 31, 2016, 2015 and 2014.

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

MARKETAXESS HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

The allowance for doubtful accounts was $0.1 million, $0.1 million and $0.0 million as of December 31, 2016, 2015 and 2014, respectively. The provision for bad debts was $0.2 million, $0.2 million and $0.1 million for the years ended December 31, 2016, 2015 and 2014, respectively. Write-offs and other charges against the allowance for doubtful accounts were $0.1 million, $0.1 million and $0.0 million for the years ended December 31, 2016, 2015 and 2014, respectively.

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

Technology products and services. The Company generates revenues from professional consulting services, technology software licenses and maintenance and support services. Revenue from professional consulting services is recognized as services are performed and software license subscription revenue and maintenance and support services are recognized ratably over the contract period.  Technology products and services revenue is reported in other income in the Consolidated Statements of Operations.

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

Reclassifications

Certain reclassifications have been made to the prior years’ Consolidated Financial Statements in order to conform to the current year presentation. Such reclassifications had no effect on previously reported net income.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, “Revenue from Contracts with Customers” (“ASU 2014-09”) requiring an entity to recognize revenue for the transfer of goods or services equal to the amount that it expects to be entitled to receive for those goods or services. The standard can be implemented using either a retrospective method or a cumulative-effect approach .In August 2015, the FASB deferred the effective date of the new revenue standard for periods beginning after December 15, 2016 to December 15, 2017, with early adoption permitted but not earlier than the original effective date. The ASU will be effective for the Company beginning January 1, 2018. While certain implementation issues are still pending resolution, including trade date versus settlement date recognition for broker dealers, the adoption of this accounting guidance is not expected to have a material effect on the Company’s Consolidated Financial Statements.

In February 2016, the FASB issued ASU 2016-02, “Leases” (“ASU 2016-02”) requiring lessees to recognize lease assets and lease liabilities on the balance sheet for those leases previously classified as operating leases. ASU 2016-02 will be effective for the Company beginning January 1, 2019 and early adoption is permitted. The Company is currently evaluating the potential adoption impact and expects to recognize lease assets and lease liabilities in its Consolidated Statements of Financial Condition. The Company does not expect material changes to the recognition of operating lease expense in its Consolidated Statements of Operations.

In March 2016, the FASB issued ASU 2016-09, “Improvements to Employee Share-Based Payment Accounting” (“ASU 2016-09”). ASU 2016-09 simplifies several aspects related to the accounting for share-based payment transactions, including the accounting for income taxes, statutory tax withholding requirements and classification on the statement of cash flows. The Company will adopt ASU 2016-09 beginning January 1, 2017 and, since the tax effects related to share-based payments will be recorded through the income tax provision, expects the new standard will have a significant impact and cause volatility in the Company’s net income, effective tax rate and diluted earnings per share.  The volatility in future periods will depend on the Company’s stock price at the vest date for restricted stock awards or exercise date for stock options and the number of awards that vest or are exercised in each period.

MARKETAXESS HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

 In November 2016, the FASB issued ASU 2016-18, “Statement of Cash Flows (Topic 230): Restricted Cash” (“ASU 2016-18”) requiring amounts generally described as restricted cash or restricted cash equivalents be included with cash and cash equivalents when reconciling the total beginning and ending amounts for the periods shown on the statement of cash flows. ASU 2016-18 will be effective for the Company beginning January 1, 2018 and early adoption is permitted. The Company is in the process of determining the method of adoption and assessing the impact of ASU 2016-18 on the Company’s Consolidated Financial Statements.

3. Net Capital Requirements

Certain U.S. subsidiaries of the Company are registered as a broker-dealer or swap execution facility and therefore are subject to the applicable rules and regulations of the Securities and Exchange Commission and the Commodity Futures Trading Commission. These rules contain minimum net capital requirements, as defined in the applicable regulations, and also may require a significant part of the registrants’ assets be kept in relatively liquid form. Certain of the Company’s foreign subsidiaries are regulated by the Financial Conduct Authority in the U.K. or Ontario Securities Commission in Canada and must maintain financial resources, as defined in the applicable regulations, in excess of the applicable financial resources requirement. As of December 31, 2016, each of the Company’s subsidiaries that are subject to these regulations had net capital or financial resources in excess of their minimum requirements. As of December 31, 2016, the Company’s subsidiaries maintained aggregate net capital and financial resources that was $126.0 million in excess of the required levels of $10.6 million.

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

	Level 1	Level 2	Level 3	Total
As of December 31, 2016	(In thousands)
Money market funds	$58,573	$—	$—	$58,573
Securities available-for-sale
Corporate debt	—	118,870	—	118,870
Trading securities
Corporate debt		74,207		74,207
Mutual funds held in rabbi trust	—	1,327	—	1,327
Foreign currency forward position	—	(266)	—	(266)
Total	$58,573	$194,138	$—	$252,711

As of December 31, 2015
Money market funds	$61,913	$—	$—	$61,913
Securities available-for-sale
Corporate debt	—	82,671	—	82,671
Municipal securities	—	2,035	—	2,035
Foreign currency forward position	—	354	—	354
Total	$61,913	$85,060	$—	$146,973

Securities classified within Level 2 were valued using a market approach utilizing prices and other relevant information generated by market transactions involving comparable assets. The foreign currency forward contracts are classified within Level 2 as the valuation inputs are based on quoted market prices. The mutual funds held in a rabbi trust represent investments associated with the deferred cash incentive plan (see Note 14). There were no financial assets classified within Level 3 during the years ended December 31, 2016 and 2015.

The Company enters into foreign currency forward contracts to hedge the net investment in the Company’s U.K. subsidiaries. The Company designates each foreign currency forward contract as a hedge and assesses the risk management objective and strategy,

MARKETAXESS HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

	As of December 31,
	2016	2015
	(In thousands)
Notional value	$66,972	$45,716
Fair value of notional	67,238	45,362
Fair value of the (liability) asset	$(266)	$354

The following is a summary of the Company’s investments:

		Gross	Gross	Estimated
	Amortized	unrealized	unrealized	fair
	cost	gains	losses	value
	(In thousands)
As of December 31, 2016
Securities available-for-sale
Corporate debt	$119,073	$13	$(216)	$118,870

Trading securities
Corporate debt	$74,394	$47	$(234)	$74,207
Mutual funds held in rabbi trust	1,212	115	—	1,327
Total trading securities	$75,606	$162	$(234)	$75,534

Total investments	$194,679	$175	$(450)	$194,404

As of December 31, 2015
Securities available-for-sale
Corporate debt	$82,937	$4	$(270)	$82,671
Municipal securities	2,035	—	—	2,035
Total securities available-for-sale	$84,972	$4	$(270)	$84,706

The following table summarizes the fair value of the investments based upon the contractual maturities:

	As of December 31,
	2016	2015
	(In thousands)
Less than one year	$117,904	$37,694
Due in 1 - 5 years	76,500	47,012
Total	$194,404	$84,706

Proceeds from the sales and maturities of investments during the years ended December 31, 2016, 2015 and 2014 were $69.5 million, $35.2 million and $17.6 million, respectively. For the year ended December 31, 2016, net realized gains and net unrealized losses on corporate debt trading securities were $12 thousand and $0.2 million, respectively.

MARKETAXESS HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table provides fair values and unrealized losses on investments and by the aging of the securities' continuous unrealized loss position as of December 31, 2016 and 2015 respectively:

	Less than Twelve Months		Twelve Months or More		Total
	Estimated	Gross	Estimated	Gross	Estimated	Gross
	fair	unrealized	fair	unrealized	fair	unrealized
	value	losses	value	losses	value	losses
	(In thousands)
As of December 31, 2016
Corporate debt	$136,667	$(449)	$2,000	$(1)	$138,667	$(450)

As of December 31, 2015
Corporate debt	$70,651	$(270)	$—	$—	$70,651	$(270)

5. Goodwill and Intangible Assets

Goodwill and intangible assets with indefinite lives was $59.7 million as of both December 31, 2016 and 2015. Intangible assets that are subject to amortization, including the related accumulated amortization, are comprised of the following:

	December 31, 2016			December 31, 2015
	Cost	Accumulated Amortization	Net Carrying Amount	Cost	Accumulated Amortization	Net Carrying Amount
	(In thousands)
Technology	$5,770	$(5,770)	$-	$5,770	$(5,492)	$278
Customer relationships	5,628	(1,897)	3,731	5,668	(1,553)	4,115
Non-competition agreements	380	(380)	-	380	(359)	21
Tradenames	370	(370)	-	370	(353)	17
Total	$12,148	$(8,417)	$3,731	$12,188	$(7,757)	$4,431

Amortization expense associated with identifiable intangible assets was $0.7 million, $2.3 million and $2.3 million, respectively, for the years ended December 31, 2016, 2015 and 2014. Estimated total amortization expense is $0.4 million for each year from 2017 through 2021.

6. Capitalized Software, Furniture, Equipment and Leasehold Improvements

Capitalized software development costs, furniture, equipment and leasehold improvements, net of accumulated depreciation and amortization, are comprised of the following:

	As of December 31,
	2016	2015
	(In thousands)
Software development costs	$71,551	$60,724
Computer hardware and related software	20,152	26,328
Office hardware	4,228	3,414
Furniture and fixtures	2,001	1,955
Leasehold improvements	8,351	8,457
	106,283	100,878
Accumulated depreciation and amortization	(75,179)	(69,981)
Total	$31,104	$30,897

During the years ended December 31, 2016 and 2015, software development costs totaling $12.3 million and $10.6 million, respectively, were capitalized. Non-capitalized software costs and routine maintenance costs are expensed as incurred and are included in employee compensation and benefits and professional and consulting fees in the Consolidated Statements of Operations.

MARKETAXESS HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

7. Income Taxes

The provision for income taxes consists of the following:

	Year Ended December 31,
	2016	2015	2014
	(In thousands)
Current:
Federal	$45,455	$38,357	$31,700
State and local	7,087	7,180	6,505
Foreign	6,166	4,346	1,456
Total current provision	58,708	49,883	39,661
Deferred:
Federal	5,884	1,492	3,583
State and local	1,141	299	530
Foreign	(303)	189	(44)
Total deferred provision	6,722	1,980	4,069
Provision for income taxes	$65,430	$51,863	$43,730

Pre-tax income from U.S. operations was $161.9 million, $126.4 million and $112.5 million for the years ended December 31, 2016, 2015 and 2014, respectively. Pre-tax income from foreign operations was $29.7 million, $21.5 million and $6.0 million for the years ended December 31, 2016, 2015 and 2014, respectively.

The difference between the Company’s reported provision for income taxes and the U.S. federal statutory rate of 35% is as follows:

	Year Ended December 31,
	2016	2015	2014

U.S. federal tax at statutory rate	35.0%	35.0%	35.0%
State and local taxes - net of federal benefit	2.9	3.4	4.2
Credits and deductions related to research activities	(1.3)	(1.3)	(1.7)
Foreign rate differential benefit	(2.3)	(2.0)	(0.6)
Other, net	(0.2)	—	—
Provision for income taxes	34.1%	35.1%	36.9%

MARKETAXESS HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following is a summary of the Company’s net deferred tax assets:

	As of December 31,
	2016	2015
	(In thousands)
Deferred tax assets
U.S. net operating loss carryforwards	$1,909	$2,580
Capital loss carryforwards	7,235	7,294
Stock compensation expense	11,307	9,115
Other	1,468	3,745
Total deferred tax assets	21,919	22,734
Valuation allowance	(7,235)	(7,294)
Net deferred tax assets	14,684	15,440
Deferred tax liabilities
Depreciation and amortization	(1,456)	(1,953)
Capitalized software development costs	(4,923)	(4,344)
Intangible assets	(1,037)	(1,310)
Deferred tax assets, net	$7,268	$7,833

  In 2001 and 2000, MarketAxess Holdings Inc. and MarketAxess Corporation had an ownership change within the meaning of Section 382 of the Internal Revenue Code. As of December 31, 2016, the Company had restricted U.S. federal net operating loss carryforwards of approximately $5.4 million, which begin to expire in 2021. The Company’s net operating loss carryforwards may be subject to additional annual limitations if there is a 50% or greater change in the Company’s ownership, as determined over a rolling three-year period.

The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which the temporary differences become deductible. If it is not more likely than not that some portion or all of the gross deferred income tax assets will be realized in future years, a valuation allowance is recorded. As of December 31, 2016, the valuation allowance relates to certain capital loss carryforwards that are not expected to be realized. In October 2013, the Company recognized a $20.6 million capital loss on the sale of Greenline Financial Technologies, Inc. of which $1.2 million was carried back or otherwise utilized against current period capital gains. A full valuation allowance was provided against the remaining capital loss carryforward.

A summary of the changes in the valuation allowance is as follows:

	Year Ended December 31,
	2016	2015	2014
	(In thousands)
Valuation allowance at beginning of year	$7,294	$7,428	$7,743
(Decrease) to valuation allowance attributable to:
Current year income	—	—	(101)
State net operating loss	—	—	(155)
Other changes	(59)	(134)	(59)
Valuation allowance at end of year	$7,235	$7,294	$7,428

The Company or one of its subsidiaries files U.S. federal, state and foreign income tax returns. Income tax returns for U.S. Federal (through 2013), New York City (through 2003) and state (through 2009) and Connecticut state (through 2003) have been audited. An examination of the Company’s New York State income tax returns for 2010 through 2012 is currently underway. The Company cannot estimate when the examination will conclude or the impact such examinations will have on the Company’s Consolidated Financial Statements, if any.

MARKETAXESS HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

A reconciliation of the unrecognized tax benefits is as follows:

	Year Ended December 31,
	2016	2015	2014
	(In thousands)
Balance at beginning of year	$265	$265	$265
Reductions for tax positions of prior years	(236)	—	—
Balance at end of year	$29	$265	$265

The Company has determined that unremitted earnings of its foreign subsidiaries will be considered indefinitely reinvested outside of the United States. No provision has been made for income tax on approximately $36.9 million of undistributed earnings of foreign subsidiaries at December 31, 2016.  If these earnings were repatriated to the United States or no longer determined to be indefinitely reinvested outside the United States, the deferred tax liability associated with such earnings would have been approximately $1.2 million.

8. Stockholders’ Equity

Common Stock

As of December 31, 2016 and 2015, the Company had 110,000,000 authorized shares of voting common stock and 10,000,000 authorized shares of non-voting common stock. Voting common stock entitles the holder to one vote per share of common stock held.

The following is a summary of the change in the Company’s outstanding shares of voting common stock:

	Year Ended December 31,
	2016	2015	2014
	(In thousands)
Outstanding shares of voting common stock at the beginning of year	37,409	37,319	37,729
Exercise of stock options	181	183	120
Issuance of restricted stock, net of shares withheld for tax payments and cancellations	104	178	116
Repurchases	(150)	(271)	(646)
Outstanding shares of voting common stock at the end of year	37,544	37,409	37,319

In January 2014, the Board of Directors of the Company authorized a two-year share repurchase program for up to $35.0 million of the Company’s common stock, and in July 2014, the Board of Directors increased the authorization by an additional $65.0 million. A total of 917,354 shares were repurchased under this program.   In January 2016, the Board of Directors authorized a new two-year share repurchase program for up to $25.0 million of the Company’s common stock which commenced on March 1, 2016.  In October 2016, the Board of Directors approved a $50.0 million increase in the size of the repurchase program.  A total of 155,868 shares have been repurchased under this program. As of December 31, 2016, approximately $51.1 million was available for future repurchases. Shares repurchased under the programs will be held in treasury for future use.

Dividends

During 2016, 2015 and 2014, we paid quarterly cash dividends of $0.26 per share, $0.20 per share and $0.16 per share, respectively.    Any future declaration and payment of dividends will be at the sole discretion of the Company’s Board of Directors. The Board of Directors may take into account such matters as general business conditions, the Company’s financial results, capital requirements, contractual obligations, legal, and regulatory restrictions on the payment of dividends to the Company’s stockholders or by the Company’s subsidiaries to their respective parent entities, and any such other factors as the Board of Directors may deem relevant.

9. Stock-Based Compensation Plans

The Company has a stock incentive plan which provides for the grant of stock options, stock appreciation rights, restricted stock, performance shares, performance units, or other stock-based awards as incentives and rewards to encourage employees,

MARKETAXESS HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

consultants and non-employee directors to participate in the long-term success of the Company. As of December 31, 2016, there were 360,035 shares available for grant under the stock incentive plan.

Total stock-based compensation expense was as follows:

	Year Ended December 31,
	2016	2015	2014
	(In thousands)
Employee:
Restricted stock and performance shares	$12,459	$10,792	$8,193
Stock options	1,143	826	676
	13,602	11,618	8,869
Non-employee directors:
Restricted stock	909	901	900
Total stock-based compensation	$14,511	$12,519	$9,769

The Company records stock-based compensation expense for employees in employee compensation and benefits and for non-employee directors in general and administrative expenses in the Consolidated Statements of Operations.

Stock Options

The exercise price of each option granted is equal to the market price of the Company’s common stock on the date of grant. Generally, option grants have provided for vesting over a three or five-year period. Options generally expire in six or ten years from the date of grant. The fair value of each option award is estimated on the date of grant using the Black-Scholes option-pricing model. The determination of fair value of share-based payment awards on the date of grant using an option-pricing model is affected by the Company’s stock price as well as assumptions regarding a number of highly complex and subjective variables, including the expected stock price volatility over the term of the awards, the risk-free interest rate, the expected dividend yield rate and the expected term. Expected volatilities are based on historical volatility of the Company’s stock. The risk-free interest rate is based on U.S. Treasury securities with a maturity value approximating the expected term of the option.  The dividend yield rate is based on the expected annual dividends to be paid divided by the expected stock price. The expected term represents the period of time that options granted are expected to be outstanding based on actual and projected employee stock option exercise behavior.

The weighted-average fair value for options granted during 2016, 2015 and 2014 was $32.24, $36.46 and $19.25, respectively. The following table represents the assumptions used for the Black-Scholes option-pricing model to determine the per share weighted-average fair value for options granted for the three years ended December 31, 2016:

	2016	2015	2014
Expected life (years)	6.0	7.0	5.0
Risk-free interest rate	1.9%	1.9%	1.7%
Expected volatility	33.0%	56.7%	35.5%
Expected dividend yield	1.0%	1.1%	1.0%

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

MARKETAXESS HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table reports stock option activity during the three years ended December 31, 2016 and the intrinsic value as of December 31, 2016:

		Weighted-	Remaining
	Number of	Average	Contractual
	Shares	Exercise Price ($)	Term	Intrinsic Value ($)
				(In thousands)
Outstanding at December 31, 2013	1,220,449	$15.01
Granted	382	63.07
Canceled	(41,071)	41.47
Exercised	(165,340)	15.85
Outstanding at December 31, 2014	1,014,420	13.81
Granted	120,650	88.15
Canceled	—	—
Exercised	(196,034)	11.60
Outstanding at December 31, 2015	939,036	23.83
Granted	112,988	102.40
Canceled	(874)	101.77
Exercised	(195,410)	12.35		$21,929
Outstanding at December 31, 2016	855,740	36.80	2.8	94,235
Exercisable at December 31, 2016	623,076	14.98	2.2	82,208

The intrinsic value is the amount by which the closing price of the Company’s common stock on December 31, 2016 of $146.92 or the price on the day of exercise exceeds the exercise price of the stock options multiplied by the number of shares. As of December 31, 2016, there was $4.1 million of total unrecognized compensation cost related to non-vested stock options. That cost is expected to be recognized over a weighted-average period of 3.2 years.

Restricted Stock and Performance Shares

Restricted stock generally vests over a three or five-year period. Compensation expense is measured at the grant date and recognized ratably over the vesting period. Annual performance share awards are granted to certain officers and senior managers. Each performance share award is earned or forfeited based on the level of achievement by the Company of pre-tax operating income, as defined. The pay-out ranges from zero to 150% of the performance share award. For each performance share earned, a participant is awarded an equal number of shares of restricted stock. Any restricted stock awarded to a participant vests and ceases to be restricted stock in two equal installments on each of the second and third anniversaries of the date of grant of the applicable performance share award. Compensation expense for performance shares is measured at the grant date and recognized on a graded basis over the vesting period.

   The following table reports performance share activity for annual awards for the three years ended December 31, 2016:

Performance year	2016	2015	2014
Share pay-out at plan	15,390	28,520	29,678
Actual share pay-out in following year	21,423	37,696	25,228
Weighted average fair value per share on grant date	$101.77	$70.60	$63.07

In January 2016, the Company granted 33,509 multi-year performance shares to certain officers and senior managers.  Each performance share award is earned or forfeited based on the level of achievement by the Company of aggregate operating income over the three year period beginning January 1, 2016. The pay-out ranges from zero to 150% of the performance award value. Any restricted stock awarded will vest 50% on January 31, 2020 and 50% on January 31, 2021.  The fair value per share of the awards on the grant date was $103.30.

In addition to the grants above, the Company granted 116,659 performance shares to the Company’s Chief Executive Officer in January 2015.  The performance share award provided that the number of performance shares earned by the Chief Executive Officer would be based on the Company’s achievement of certain performance levels.  Upon achievement of the performance levels, a total of

MARKETAXESS HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

92,419 shares and 24,240 shares were earned in 2015 and 2016, respectively.  Subject to the Chief Executive Officer’s continued employment, the performance share award will vest 50% on each of January 15, 2019 and January 15, 2020.  The fair value of the performance share award as of the date of the grant was $6 million as determined by an independent third party using a Monte Carlo simulation model.  Key assumptions used for the Monte Carlo pricing model included a risk free interest rate of 1.3%, volatility of 27.3% and a dividend yield of 0.9%.

The following table reports restricted stock and performance share activity during the three years ended December 31, 2016:

		Weighted-Average
	Number of	Grant Date Fair
	Restricted Shares	Value
Outstanding at December 31, 2013	569,734	$31.86
Granted	149,349
Performance share pay-out	46,340
Canceled	(43,185)
Vested	(286,249)
Outstanding at December 31, 2014	435,989	$41.83
Granted	117,668
Performance share pay-out	117,647
Canceled	(3,845)
Vested	(235,321)
Outstanding at December 31, 2015	432,138	$56.24
Granted	95,419
Performance share pay-out	61,936
Canceled	(12,786)
Vested	(192,729)
Outstanding at December 31, 2016	383,978	$71.50

As of December 31, 2016, there was $18.7 million of total unrecognized compensation expense related to non-vested restricted stock and performance shares. That cost is expected to be recognized over a weighted-average period of 2.0 years.

Employee Stock Purchase Plan

During 2015, the Company established a non-qualified employee stock purchase plan for non-executive employees.  Under the plan, participants are granted the right to purchase shares of common stock based on the fair market value on the last day of the six-month offering period.   On the purchase date, the Company will grant to the participants a number of shares of common stock equal to 20% of the aggregate shares purchased by the participant. These matching shares vest over a one-year period.   The Company issued 1,190 matching shares in connection with the plan for the year ended December 31, 2016. No matching shares were issued for the year ended December 31, 2015.

10. Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per common share:

	Year Ended December 31,
	2016	2015	2014
	(In thousands, except per share amounts)
Net income	$126,172	$96,037	$74,806

Basic weighted average shares outstanding	36,844	36,690	36,930
Dilutive effect of stock options and restricted stock	894	947	959
Diluted weighted average shares outstanding	37,738	37,637	37,889

Basic earnings per share	$3.42	$2.62	$2.03

Diluted earnings per share	$3.34	$2.55	$1.97

MARKETAXESS HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Stock options and restricted stock totaling 84,052 shares, 128,383 shares and 66,637 shares for the years ended December 31, 2016, 2015 and 2014, respectively, were excluded from the computation of diluted earnings per share because their effect would have been antidilutive. The computation of diluted shares can vary among periods due, in part, to the change in the average price of the Company’s common stock.

11. Credit Agreement

In January 2013, the Company entered into a three-year credit agreement that provided for revolving loans and letters of credit up to an aggregate of $50.0 million. In October 2015, the company entered into an amended and restated credit agreement (the “Credit Agreement”) increasing the borrowing capacity to an aggregate of $100.0 million, including a $5.0 million sub-limit for standby letters of credit.   The Credit Agreement will mature in October 2017. As of December 31, 2016, the Company had $0.9 million in letters of credit outstanding and $99.1 million in available borrowing capacity under the Credit Agreement. Subject to satisfaction of certain specified conditions, the Company is permitted to upsize the borrowing capacity under the Credit Agreement by an additional $50.0 million.

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

  The Credit Agreement requires that the Company’s consolidated total leverage ratio tested on the last day of each fiscal quarter not exceed 2.5 to 1.0 and a consolidated interest coverage ratio tested on the last day of each fiscal quarter not be less than 3.5 to 1.0. The Credit Agreement also requires that the Company’s trailing twelve month adjusted EBITDA tested on the last day of each fiscal quarter not be less than $80 million. The Company was in compliance with all applicable covenants at December 31, 2016 and 2015.

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

12. Commitments and Contingencies

Lease Commitments

The Company leases office space under non-cancelable lease agreements expiring at various dates through 2033. Office space leases are subject to escalation based on certain costs incurred by the landlord. Minimum rental commitments as of December 31, 2016 under such operating leases were as follows (in thousands):

2017	$4,438
2018	4,296
2019	9,205
2020	10,492
2021	10,079
2022 and thereafter	107,815
$146,325

MARKETAXESS HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Rental expense for the years ended December 31, 2016, 2015 and 2014 was $4.0 million, $4.1 million and $3.8 million, respectively, and is included in occupancy expense in the Consolidated Statements of Operations. Rental expense has been recorded based on the total minimum lease payments after giving effect to rent abatement and concessions, which are being amortized on a straight-line basis over the life of the lease. The Company is contingently obligated for standby letters of credit amounting to $0.9 million that were issued to landlords for office space.

During 2016, the Company entered into non-cancelable lease agreements for approximately 108,000 square feet of office space with commencement dates on or after December 1, 2016 that expire through December 31, 2033. The aggregate minimum rental commitment under such leases is $127.4 million.

The Company has assigned a lease agreement on a leased property to a third party and is contingently liable should the assignee default on future lease obligations through the November 2020 lease termination date.  The aggregate amount of the future lease obligation under this arrangement is $1.0 million as of December 31, 2016.

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

Other

The Company, through two regulated subsidiaries, executes certain bond transactions between and among institutional investor and broker-dealer clients on a matched principal basis by serving as counterparty to both the buyer and the seller in trades which settle through third-party clearing brokers. Settlement typically occurs within one to three trading days after the trade date. Cash settlement of the transaction occurs upon receipt or delivery of the underlying instrument that was traded. For the years ended December 31, 2016, 2015 and 2014, revenues from matched principal trading were approximately $37.7 million, $16.9 million and $7.4 million, respectively. Under securities clearing agreements with third party clearing brokers, the Company maintains collateral deposits with each clearing broker in the form of cash. As of December 31, 2016, the amount of the collateral deposits included in prepaid expenses and other assets in the Consolidated Statements of Financial Condition was $1.1 million. For the years ended December 31, 2016, 2015 and 2014, clearing expenses associated with matched principal transactions were $6.1 million, $3.3 million and $1.3 million, respectively, and are classified under general and administrative expense on the Consolidated Statements of Operations. The Company is exposed to credit risk in the event a counterparty does not fulfill its obligation to complete a transaction or if there is a miscommunication or other error in executing a matched principal transaction. Pursuant to the terms of the securities clearing agreements, each clearing broker has the right to charge the Company for any losses they suffer resulting from a counterparty’s failure on any of the Company’s trades. The Company did not record any liabilities or losses with regard to this right for the years ended December 31, 2016 and 2015.

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

MARKETAXESS HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

For the years ended December 31, 2016, 2015 and 2014, the U.K. was the only individual foreign country in which the Company had a subsidiary that accounted for 10% or more of the total revenues or total long-lived assets.  Revenues and long-lived assets are attributed to geographic area based on the location of the particular subsidiary. Long-lived assets are defined as furniture, equipment, leasehold improvements and capitalized software.  Information regarding revenue for the three years ended December 31, 2016, 2015 and 2014 and long-lived assets as of December 31, 2016 and 2015 follows:

	Year Ended December 31,
	2016	2015	2014
	(In thousands)
Revenues
United States	$314,343	$262,558	$223,741
United Kingdom	54,015	39,338	38,189
Other	1,561	1,202	844
Total	$369,919	$303,098	$262,774

	As of December 31,
	2016	2015
	(In thousands)
Long-lived assets, as defined
United States	$23,370	$21,968
United Kingdom	7,713	8,910
Other	21	19
Total	$31,104	$30,897

14. Retirement and Deferred Compensation Plans

The Company, through its U.S. and U.K. subsidiaries, offers its employees the opportunity to invest in defined contribution plans. For the years ended December 31, 2016, 2015 and 2014, the Company contributed $1.9 million, $1.9 million and $1.8 million, respectively, to the plans.

In 2015, the Company adopted a non-qualified deferred cash incentive plan for certain officers and other employees. Under the plan, eligible employees may defer up to 100% of their annual cash incentive pay.  The Company has elected to fund its deferred compensation obligations through a rabbi trust.  The rabbi trust is subject to creditor claims in the event of insolvency but such assets are not available for general corporate purposes.  Assets held in the rabbi trust are invested in mutual funds, as selected by the participants, which are designated as trading securities and carried at fair value.  The initial deferrals occurred in January 2016 and as of December 31, 2016, the fair value of the mutual fund investments and deferred compensation obligation was $1.3 million.  Changes in the fair value of securities held in the rabbi trust are recognized as trading gains and losses and included in other revenues and offsetting increases or decreases in the deferred compensation obligation will be recorded in employee compensation and benefits. For the year ended December 31, 2016, the trading gains and compensation expense were each $0.2 million.

15. Customer Concentration

During the years ended December 31, 2016, 2015 and 2014, no single client accounted for more than 10% of total revenue. One institutional investor client accounted for approximately 14.2%, 15.3% and 14.0% of trading volumes during the years ended December 31, 2016, 2015 and 2014, respectively. As of December 31, 2016, investment funds managed by this institutional investor client beneficially owned approximately 7.6% of the outstanding shares of the Company’s common stock, primarily through passive index and ETF funds.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Our management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our “disclosure controls and procedures,” as that term is defined in Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of December 31, 2016. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective to ensure that information required to be disclosed by MarketAxess in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and to ensure that information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2016 identified in connection with the evaluation thereof by our management, including the Chief Executive Officer and Chief Financial Officer, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s annual report on internal control over financial reporting and the report of our independent registered public accounting firm appears in Part II, Item 8. “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this item is incorporated herein by reference to the sections entitled “Proposal 1 — Election of Directors,” “Corporate Governance and Board Matters,” “Executive Officers” and “Other Matters — Section 16(a) beneficial ownership reporting compliance” in the Company’s definitive Proxy Statement (the “Proxy Statement”) for the Annual Meeting of Stockholders to be held in the second quarter of 2017. The Company intends to file the Proxy Statement within 120 days after the end of its fiscal year (i.e., on or before April 30, 2017). The Company’s Code of Conduct applicable to directors and all employees, including senior financial officers, is available on the Company’s website at www.marketaxess.com. If the Company makes any amendments to its Code of Conduct that is required to be disclosed pursuant to the Exchange Act, the Company will make such disclosures on its website.

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

Equity Compensation Plan Information

The following table provides certain information regarding common stock authorized for issuance under the Company’s 2012 Incentive Plan as of December 31, 2016:

	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plan approved by stockholders	855,740	$36.80	360,035

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
10.1

MarketAxess Holdings Inc. 2012 Incentive Plan (incorporated by reference to Appendix A to the registrant’s Proxy Statement for its Annual Meeting for Stockholders held on June 7, 2016, filed on April 25, 2016)#

10.2

MarketAxess Holdings Inc. 2004 Annual Performance Incentive Plan (incorporated by reference to Exhibit 10.11 to the registrant’s Registration Statement on Form S-1, as amended (Registration No. 333-112718)) #

10.3

MarketAxess Holdings Inc. 2016 Code Section 162(m) Executive Performance Incentive Plan (incorporated by reference to Appendix B to the registrant’s Proxy Statement for its Annual Meeting for Stockholders held on June 7, 2016, filed on April 25, 2016)#

10.4(a)

Form of Restricted Stock Agreement for Richard M. McVey pursuant to the MarketAxess Holdings Inc. 2012 Incentive Plan (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K dated January 23, 2009)#

10.4(b)

Form of Restricted Stock Agreement for Employees other than Richard M. McVey pursuant to the MarketAxess Holdings Inc. 2012 Incentive Plan (incorporated by reference to Exhibit 10.3 to the registrant’s Current Report on Form 8-K dated January 15, 2008)#

10.5(a)

Form of Restricted Stock Unit Agreement for Richard M. McVey pursuant to the MarketAxess Holdings Inc. 2012 Incentive Plan (incorporated by reference to Exhibit 10.3 to the registrant’s Current Report on Form 8-K dated January 19, 2011)#

10.5(b)

Form of Restricted Stock Unit Agreement pursuant to the MarketAxess Holdings Inc. 2012 Incentive Plan (incorporated by reference to Exhibit 10.4 to the registrant’s Current Report on Form 8-K dated January 19, 2011)#

10.5(c)

Form of Restricted Stock Unit Agreement for executive officers pursuant to the MarketAxess Holdings Inc. 2012 Incentive Plan (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K dated January 22, 2016)#

10.5(d)

Guidelines for Restricted Stock Units granted under the MarketAxess Holdings Inc. 2012 Incentive Plan (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K dated January 19, 2011)#

10.6(a)

Form of Performance Share Award Agreement pursuant to the MarketAxess Holdings Inc. 2012 Incentive Plan (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K dated January 15, 2008)#

Number	Description
10.6(b)

Form of Performance Share Award Agreement for executive officers pursuant to the MarketAxess Holdings Inc. 2012 Incentive Plan (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K dated January 22, 2016)#

10.7(a)

Form of Incentive Stock Option Agreement for Richard McVey pursuant to the MarketAxess Holdings Inc. 2012 Incentive Plan (incorporated by reference to Exhibit 10.5 to the registrant’s Current Report on Form 8-K dated January 15, 2008)#

10.7(b)

Form of Incentive Stock Option Agreement for Employees other than Richard M. McVey pursuant to the MarketAxess Holdings Inc. 2012 Incentive Plan (incorporated by reference to Exhibit 10.4 to the registrant’s Current Report on Form 8-K dated January 15, 2008)#

10.7(c)

Form of Incentive Stock Option Agreement pursuant to the MarketAxess Holdings Inc. 2012 Incentive Plan (incorporated by reference to Exhibit 10.3 to the registrant’s Current Report on Form 8-K dated January 22, 2016)#

10.7(d)

Form of Non-Qualified Stock Option Agreement pursuant to the MarketAxess Holdings Inc. 2012 Incentive Plan (incorporated by reference to Appendix C to the registrant’s Proxy Statement for its Annual Meeting of Stockholders held on June 7, 2006, filed on May 1, 2006)#

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

Number	Description
21.1*	Subsidiaries of the Registrant
23.1*	Consent of PricewaterhouseCoopers LLP
31.1*	Certification by Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification by Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema Document
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

*	Filed herewith.

**

Attached as Exhibit 101 to this Annual Report on Form 10-K are the following materials, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Financial Condition as of December 31, 2016 and December 31, 2015; (ii) Consolidated Statements of Operations for the Years Ended December 31, 2016, 2015 and 2014; (iii) Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2016, 2015 and 2014; (iv) Consolidated Statement of Stockholders’ Equity for the Years Ended December 31, 2016, 2015 and 2014; (v) Consolidated Statements of Cash Flows for the Years Ended December 31, 2016, 2015 and 2014; and (vi) Notes to the Consolidated Financial Statements.

#   Management contract or compensatory plan or arrangement.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MARKETAXESS HOLDINGS INC.

By:	/s/ RICHARD M. MCVEY
Richard M. McVey
Chief Executive Officer

Date:	February 21, 2017

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title(s)	Date

/s/ RICHARD M. MCVEY Richard M. McVey	Chief Executive Officer and Chairman of the Board of Directors (principal executive officer)	February 21, 2017

/s/ ANTONIO L. DELISE Antonio L. DeLise	Chief Financial Officer (principal financial and accounting officer)	February 21, 2017

/s/ STEVEN L. BEGLEITER	Director	February 21, 2017
Steven L. Begleiter

/s/ STEPHEN P. CASPER	Director	February 21, 2017
Stephen P. Casper

/s/ JANE CHWICK	Director	February 21, 2017
Jane Chwick

/s/ WILLIAM CRUGER	Director	February 21, 2017
William Cruger

/s/ DAVID G. GOMACH	Director	February 21, 2017
David G. Gomach

/s/ CARLOS M. HERNANDEZ	Director	February 21, 2017
Carlos M. Hernandez

/s/ RONALD M. HERSCH	Director	February 21, 2017
Ronald M. Hersch

/s/ JOHN STEINHARDT	Director	February 21, 2017
John Steinhardt

/s/ JAMES J. SULLIVAN	Director	February 21, 2017
James J. Sullivan