Form 10-Q
period 2017-03-31
MARKETAXESS HOLDINGS INC
filed 2017-04-27
CIK 1278021

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

or

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☑    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an “emerging growth company”. See definition of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☑	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.             ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☑

As of April 26, 2017, the number of shares of the Registrant’s voting common stock outstanding was 37,529,270.

MARKETAXESS HOLDINGS INC.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2017

PART I — Financial Information

Item 1. Financial Statements

MARKETAXESS HOLDINGS INC.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Unaudited)

	As of
	March 31, 2017	December 31, 2016
	(In thousands, except share and per share amounts)
ASSETS
Cash and cash equivalents	$137,655	$168,243
Investments, at fair value	218,559	194,404
Accounts receivable, net of allowance of $57 and $82 as of March 31, 2017 and December 31, 2016, respectively	56,642	50,668
Goodwill and intangible assets, net of accumulated amortization	63,347	63,443
Furniture, equipment, leasehold improvements and capitalized software, net of accumulated depreciation and amortization	33,888	31,104
Prepaid expenses and other assets	13,794	11,618
Deferred tax assets, net	6,829	8,562
Total assets	$530,714	$528,042

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Accrued employee compensation	$13,872	$34,783
Income and other tax liabilities	15,028	7,582
Deferred revenue	3,190	2,515
Accounts payable, accrued expenses and other liabilities	16,269	15,149
Total liabilities	48,359	60,029

Commitments and Contingencies (Note 10)	—	—

Stockholders’ equity
Preferred stock, $0.001 par value, 4,855,000 shares authorized, no shares issued and outstanding as of March 31, 2017 and December 31, 2016	—	—
Series A Preferred Stock, $0.001 par value, 110,000 shares authorized, no shares issued and outstanding as of March 31, 2017 and December 31, 2016	—	—
Common stock voting, $0.003 par value, 110,000,000 shares authorized, 40,168,572 shares and 40,106,360 shares issued and 37,543,170 shares and 37,543,775 shares outstanding as of March 31, 2017 and December 31, 2016, respectively	121	120
Common stock non-voting, $0.003 par value, 10,000,000 shares authorized, no shares issued and outstanding as of March 31, 2017 and December 31, 2016	—	—
Additional paid-in capital	339,191	342,311
Treasury stock - Common stock voting, at cost, 2,625,402 and 2,562,585 shares as of March 31, 2017 and December 31, 2016, respectively	(129,537)	(117,330)
Retained earnings	285,150	255,140
Accumulated other comprehensive loss	(12,570)	(12,228)
Total stockholders’ equity	482,355	468,013
Total liabilities and stockholders’ equity	$530,714	$528,042

The accompanying notes are an integral part of these consolidated financial statements.

MARKETAXESS HOLDINGS INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
	2017	2016
	(In thousands, except per share amounts)
Revenues
Commissions	$94,022	$79,093
Information and post-trade services	7,816	7,779
Investment income	747	418
Other	1,306	1,283
Total revenues	103,891	88,573

Expenses
Employee compensation and benefits	27,401	24,527
Depreciation and amortization	4,693	4,681
Technology and communications	4,585	4,304
Professional and consulting fees	4,279	3,862
Occupancy	1,404	1,161
Marketing and advertising	1,886	1,778
Clearing costs	1,327	1,766
General and administrative	2,709	2,124
Total expenses	48,284	44,203
Income before income taxes	55,607	44,370
Provision for income taxes	13,144	15,407
Net income	$42,463	$28,963

Net income per common share
Basic	$1.15	$0.79
Diluted	$1.11	$0.77

Cash dividends declared per common share	$0.33	$0.26

Weighted average shares outstanding
Basic	36,850	36,775
Diluted	38,112	37,671

The accompanying notes are an integral part of these consolidated financial statements.

MARKETAXESS HOLDINGS INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended March 31,
	2017	2016
	(In thousands)
Net income	$42,463	$28,963
Net cumulative translation adjustment and foreign currency exchange hedge, net of tax of $(527) and $2,012, respectively	(365)	(2,237)
Net unrealized gain on securities available-for-sale, net of tax of $14 and $115, respectively	23	187
Comprehensive Income	$42,121	$26,913

The accompanying notes are an integral part of these consolidated financial statements.

MARKETAXESS HOLDINGS INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

			Treasury
			Stock -		Accumulated
	Common	Additional	Common		Other	Total
	Stock	Paid-In	Stock	Retained	Comprehen-	Stockholders’
	Voting	Capital	Voting	Earnings	sive Loss	Equity
	(In thousands)
Balance at December 31, 2016	$120	$342,311	$(117,330)	$255,140	$(12,228)	$468,013
Net income	—	—	—	42,463	—	42,463
Cumulative translation adjustment and foreign currency exchange hedge, net of tax	—	—	—	—	(365)	(365)
Unrealized net gain on securities available-for-sale, net of tax	—	—	—	—	23	23
Stock-based compensation	—	3,943	—	—	—	3,943
Exercise of stock options	1	499	—	—	—	500
Withholding tax payments on restricted stock vesting and stock option exercises	—	(7,642)	—	—	—	(7,642)
Repurchases of common stock	—	—	(12,207)	—	—	(12,207)
Cumulative effect of change in accounting for employee share-based payments		80		(52)		28
Cash dividend on common stock	—	—	—	(12,401)	—	(12,401)
Balance at March 31, 2017	$121	$339,191	$(129,537)	$285,150	$(12,570)	$482,355

The accompanying notes are an integral part of these consolidated financial statements.

MARKETAXESS HOLDINGS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2017	2016
	(In thousands)
Cash flows from operating activities
Net income	$42,463	$28,963
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,693	4,681
Stock-based compensation expense	3,943	3,494
Deferred taxes	1,827	2,331
Other	393	4,969
Changes in operating assets and liabilities:
(Increase) in accounts receivable	(6,113)	(12,346)
(Increase) in prepaid expenses and other assets	(2,146)	(3,000)
(Increase) in corporate debt trading investments	(1,196)	(73,235)
(Increase) in mutual funds held in rabbi trust	(1,519)	(1,253)
(Decrease) in accrued employee compensation	(20,911)	(18,386)
Increase in income and other tax liabilities	7,366	6,026
Increase in deferred revenue	675	290
Increase in accounts payable, accrued expenses and other liabilities	1,074	4,723
Net cash provided by (used in) operating activities	30,549	(52,743)
Cash flows from investing activities
Available-for-sale investments:
Proceeds from maturities	46,485	12,000
Purchases	(68,166)	—
Purchases of furniture, equipment and leasehold improvements	(4,149)	(2,652)
Capitalization of software development costs	(3,172)	(3,035)
Other	(5)	26
Net cash (used in) provided by investing activities	(29,007)	6,339
Cash flows from financing activities
Cash dividend on common stock	(12,356)	(9,727)
Exercise of stock options	500	831
Withholding tax payments on restricted stock vesting and stock option exercises	(7,642)	(5,230)
Repurchases of common stock	(12,207)	(1,199)
Net cash (used in) financing activities	(31,705)	(15,325)
Effect of exchange rate changes on cash and cash equivalents	(425)	(4)
Cash and cash equivalents
Net (decrease) for the period	(30,588)	(61,733)
Beginning of period	168,243	199,728
End of period	$137,655	$137,995

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

2. Significant Accounting Policies

Basis of Presentation

The consolidated financial statements include the accounts of the Company and its subsidiaries. All intercompany transactions and balances have been eliminated. These consolidated financial statements are unaudited and should be read in conjunction with the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016. The consolidated financial information as of December 31, 2016 has been derived from audited financial statements not included herein. These unaudited consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) with respect to Form 10-Q and reflect all adjustments that, in the opinion of management, are normal and recurring, and that are necessary for a fair statement of the results for the interim periods presented. In accordance with such rules and regulations, certain disclosures that are normally included in annual financial statements have been omitted. Interim period operating results may not be indicative of the operating results for a full year.

Accounting Pronouncements, Recently Adopted

Effective January 1, 2017, the Company adopted ASU 2016-09, “Improvements to Employee Share-Based Payment Accounting” (“ASU 2016-09”). ASU 2016-09 simplifies several aspects related to the accounting for share-based payment transactions, including the accounting for income taxes, statutory tax withholding requirements and classification on the statement of cash flows. Beginning January 1, 2017, the tax effects related to share-based payments are recorded through the income tax provision and the Company has elected to account for forfeitures as they occur. The adoption of ASU 2016-09 will cause volatility in the Company’s net income, effective tax rate and diluted earnings per share.  The volatility in future periods will depend on the Company’s stock price at the vest date for restricted stock awards or exercise date for stock options and the number of awards that vest or are exercised in each period. Under the new guidance, excess tax benefits from share-based compensation are included as an operating activity in the Company’s Consolidated Statements of Cash Flows. Prior period cash flows have been adjusted to conform to the new presentation.

Accounting Pronouncements, Not Yet Adopted

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, “Revenue from Contracts with Customers” (“ASU 2014-09”) requiring an entity to recognize revenue for the transfer of goods or services equal to the amount that it expects to be entitled to receive for those goods or services. The standard can be implemented using either a retrospective or a modified retrospective method. In August 2015, the FASB deferred the effective date of the new revenue standard for periods beginning after December 15, 2016 to December 15, 2017, with early adoption permitted but not earlier than the original effective date. The ASU will be effective for the Company beginning January 1, 2018. While certain implementation issues are still pending resolution, including trade date versus settlement date recognition for broker dealers, the adoption of this accounting guidance is not expected to have a material effect on the Company’s Consolidated Financial Statements.

In February 2016, the FASB issued ASU 2016-02, “Leases” (“ASU 2016-02”) requiring lessees to recognize lease assets and lease liabilities on the balance sheet for those leases previously classified as operating leases. ASU 2016-02 will be effective for the Company beginning January 1, 2019 and early adoption is permitted and should be applied prospectively. The Company is currently evaluating the potential adoption impact and expects to recognize lease assets and lease liabilities in its Consolidated Statements of Financial Condition. The Company does not expect material changes to the recognition of operating lease expense in its Consolidated Statements of Operations.

In January 2017, the FASB issued ASU 2017-04, “Intangibles-Goodwill and Other” (“ASU 2017-04”). ASU 2017-04 simplifies the testing for goodwill impairment. The guidance will be effective for the Company beginning January 1, 2020 and early adoption is permitted and should be applied prospectively. The Company is currently in the process of assessing the impact of ASU 2017-04 on the Company’s Consolidated Financial Statements.

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

The Company assesses whether an other-than-temporary impairment loss on the available-for-sale investments has occurred due to declines in fair value or other market conditions. The portion of an other-than-temporary impairment related to credit loss is recorded as a charge in the Consolidated Statements of Operations. The remainder is recognized in accumulated other comprehensive loss if the Company does not intend to sell the security and it is more likely than not that the Company will not be required to sell the security prior to recovery. No charges for other-than-temporary losses were recorded during the three months ended March 31, 2017 and 2016.

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

Stock-Based Compensation

The Company measures and recognizes compensation expense for all share-based payment awards based on their estimated fair values measured as of the grant date. These costs are recognized as an expense in the Consolidated Statements of Operations over the requisite service period, which is typically the vesting period, with an offsetting increase to additional paid-in capital. Effective upon the Company’s adoption of ASU 2016-09, the Company accounts for forfeitures as they occur. Prior to the adoption of ASU 2016-09, expected forfeitures were included in determining share-based compensation expense.

Income Taxes

Income taxes are accounted for using the asset and liability method. Deferred income taxes reflect the net tax effects of temporary differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when such differences are expected to reverse. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is recognized against deferred tax assets if it is more likely than not that such assets will not be realized in future years. The Company recognizes interest and penalties related to unrecognized tax benefits in general and administrative expenses in the Consolidated Statements of Operations. Effective upon the Company’s adoption of ASU 2016-09, all tax effects related to share-based payments are recorded through tax expense in the periods during which the awards are exercised or vest.

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

Reclassifications

Certain reclassifications have been made to the prior period’s Consolidated Financial Statements in order to conform to the current year presentation. Such reclassifications had no effect on previously reported net income.

3. Net Capital Requirements

Certain U.S. subsidiaries of the Company are registered as a broker-dealer or swap execution facility and therefore are subject to the applicable rules and regulations of the SEC and the Commodity Futures Trading Commission. These rules contain minimum net capital requirements, as defined in the applicable regulations, and also may require a significant part of the registrants’ assets be kept in relatively liquid form. Certain of the Company’s foreign subsidiaries are regulated by the Financial Conduct Authority in the U.K. or Ontario Securities Commission in Canada and must maintain financial resources, as defined in the applicable regulations, in excess of the applicable financial resources requirement. As of March 31, 2017, each of the Company’s subsidiaries that are subject to these regulations had net capital or financial resources in excess of their minimum requirements. As of March 31, 2017, the Company’s subsidiaries maintained aggregate net capital and financial resources that was $128.9 million in excess of the required levels of $10.4 million.

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

	Level 1	Level 2	Level 3	Total
	(In thousands)
As of March 31, 2017
Money market funds	$26,627	$—	$—	$26,627
Securities available-for-sale
Corporate debt	—	140,309	—	140,309
Trading securities
Corporate debt	—	75,404	—	75,404
Mutual funds held in rabbi trust	—	2,846	—	2,846
Foreign currency forward position	—	(1,093)	—	(1,093)
Total	$26,627	$217,466	$—	$244,093

As of December 31, 2016
Money market funds	$58,573	$—	$—	$58,573
Securities available-for-sale
Corporate debt	—	118,870	—	118,870
Trading securities
Corporate debt	—	74,207	—	74,207
Mutual funds held in rabbi trust		1,327		1,327
Foreign currency forward position	—	(266)	—	(266)
Total	$58,573	$194,138	$—	$252,711

Securities classified within Level 2 were valued using a market approach utilizing prices and other relevant information generated by market transactions involving comparable assets. The foreign currency forward contracts are classified within Level 2 as the valuation inputs are based on quoted market prices. The mutual funds held in a rabbi trust represent investments associated with the deferred cash incentive plan (see Note 14). There were no financial assets classified within Level 3 during the three months ended March 31, 2017 and 2016.

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

	As of
	March 31, 2017	December 31, 2016
	(In thousands)
Notional value	$68,260	$66,972
Fair value of notional	69,353	67,238
Fair value of the liability	$(1,093)	$(266)

The following is a summary of the Company’s investments:

		Gross	Gross	Estimated
	Amortized	unrealized	unrealized	fair
	cost	gains	losses	value
	(In thousands)
As of March 31, 2017
Securities available-for-sale
Corporate debt	$140,475	$13	$(179)	$140,309

Trading securities
Corporate debt	75,527	68	(191)	75,404
Mutual funds held in rabbi trust	2,729	117	—	2,846
Total trading securities	78,256	185	(191)	78,250

Total investments	$218,731	$198	$(370)	$218,559

As of December 31, 2016
Securities available-for-sale
Corporate debt	$119,073	$13	$(216)	$118,870

Trading securities
Corporate debt	74,394	47	(234)	74,207
Mutual funds in rabbi trust	1,212	115	—	1,327
Total trading securities	75,606	162	(234)	75,534

Total investments	$194,679	$175	$(450)	$194,404

The following table summarizes the fair value of the investments based upon the contractual maturities:

	As of
	March 31, 2017	December 31, 2016
	(In thousands)
Less than one year	$131,457	$117,904
Due in 1 - 5 years	87,102	76,500
Total	$218,559	$194,404

Proceeds from the sales and maturities of investments during the three months ended March 31, 2017 and 2016 were $56.8 million and $13.3 million, respectively. For both of the three months ended March 31, 2017 and 2016, the net unrealized gains on corporate debt trading securities were $0.1 million. There were no net realized gains or losses for the three months ended March 31, 2017 and 2016, respectively.

The following table provides fair values and unrealized losses on investments and by the aging of the securities’ continuous unrealized loss position as of March 31, 2017 and December 31, 2016:

	Less than Twelve Months		Twelve Months or More		Total
	Estimated	Gross	Estimated	Gross	Estimated	Gross
	fair	unrealized	fair	unrealized	fair	unrealized
	value	losses	value	losses	value	losses
	(In thousands)
As of March 31, 2017
Corporate debt	$136,368	$(369)	$900	$(1)	$137,268	$(370)

As of December 31, 2016
Corporate debt	$136,667	$(449)	$2,000	$(1)	$138,667	$(450)

5. Goodwill and Intangible Assets

Goodwill and intangible assets with indefinite lives was $59.7 million as of both March 31, 2017 and December 31, 2016. Intangible assets that are subject to amortization, including the related accumulated amortization, are comprised of the following:

	March 31, 2017			December 31, 2016
	Cost	Accumulated Amortization	Net Carrying Amount	Cost	Accumulated Amortization	Net Carrying Amount
	(In thousands)
Technology	$5,770	$(5,770)	$—	$5,770	$(5,770)	$—
Customer relationships	5,630	(1,995)	3,635	5,628	(1,897)	3,731
Non-competition agreements	380	(380)	—	380	(380)	—
Tradenames	370	(370)	—	370	(370)	—
Total	$12,150	$(8,515)	$3,635	$12,148	$(8,417)	$3,731

Amortization expense associated with identifiable intangible assets was $0.1 million and $0.4 million for the three months ended March 31, 2017 and 2016, respectively. Estimated total amortization expense is $0.4 million for each year from 2017 through 2021.

6. Income Taxes

The provision for income taxes consists of the following:

	Three Months Ended March 31,
	2017	2016
	(In thousands)
Current:
Federal	$8,315	$7,078
State and local	1,458	1,289
Foreign	1,546	1,135
Total current provision	11,319	9,502
Deferred:
Federal	1,539	4,977
State and local	166	713
Foreign	120	215
Total deferred provision	1,825	5,905
Provision for income taxes	$13,144	$15,407

During the three months ended March 31, 2017, the Company recognized excess tax benefits on share-based payments of $5.8 million through the provision for income taxes.

The Company or one of its subsidiaries files U.S. federal, state and foreign income tax returns. Income tax returns for U.S. Federal (through 2013), New York City (through 2003) and state (through 2009) and Connecticut state (through 2003) have been audited. An examination of the Company’s New York State income tax returns for 2010 through 2012 is currently underway. The Company cannot estimate when the examination will conclude or the impact such examination will have on the Company’s Consolidated Financial Statements, if any.

The Company has determined that unremitted earnings of the Company’s foreign subsidiaries are considered indefinitely reinvested outside of the United States.

7. Stock-Based Compensation Plans

Stock-based compensation expense for the three months ended March 31, 2017 and 2016 was as follows:

	Three Months Ended March 31,
	2017	2016
	(In thousands)
Employees	$3,699	$3,276
Non-employee directors	244	218
Total stock-based compensation	$3,943	$3,494

The Company records stock-based compensation expense for employees in employee compensation and benefits and for non-employee directors in general and administrative expenses in the Consolidated Statements of Operations.

   During the three months ended March 31, 2017, the Company granted to employees and directors a total of 56,555 shares of restricted stock or restricted stock units, performance-based shares with an expected pay-out at target of 13,619 shares of common stock and 54,838 options to purchase shares of common stock. The fair value of the restricted stock and performance-based share awards was based on a weighted-average fair value per share at the grant date of $150.47 and $156.85, respectively. Based on the Black-Scholes option pricing model, the weighted-average fair value for each option granted was $40.08 per share.

  As of March 31, 2017, the total unrecognized compensation cost related to all non-vested awards was $31.4 million. That cost is expected to be recognized over a weighted-average period of 2.5 years.

8. Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per common share:

	Three Months Ended March 31,
	2017	2016
	(In thousands, except per share amounts)
Net income	$42,463	$28,963

Basic weighted average shares outstanding	36,850	36,775
Dilutive effect of stock options and restricted stock	1,262	896
Diluted weighted average shares outstanding	38,112	37,671

Basic earnings per share	$1.15	$0.79
Diluted earnings per share	$1.11	$0.77

Stock options and restricted stock totaling 59,910 shares and 238,224 shares for the three months ended March 31, 2017 and 2016, respectively, were excluded from the computation of diluted earnings per share because their effect would have been antidilutive. The computation of diluted shares can vary among periods due, in part, to the change in the average price of the Company’s common stock.

9. Credit Agreement

In January 2013, the Company entered into a three-year credit agreement that provided for revolving loans and letters of credit up to an aggregate of $50.0 million. In October 2015, the Company entered into an amended and restated credit agreement (the “Credit Agreement”) that increased the borrowing capacity to an aggregate of $100.0 million, including a $5.0 million sub-limit for standby letters of credit. The Credit Agreement will mature in October 2017. As of March 31, 2017, the Company had $0.9 million in letters of credit outstanding and $99.1 million in available borrowing capacity under the Credit Agreement. Subject to satisfaction of certain specified conditions, the Company is permitted to upsize the borrowing capacity under the Credit Agreement by an additional $50.0 million.

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

The Credit Agreement requires that the Company’s consolidated total leverage ratio tested on the last day of each fiscal quarter not exceed 2.5 to 1.0 and a consolidated interest coverage ratio tested on the last day of each fiscal quarter not be less than 3.5 to 1.0. The Credit Agreement also requires that the Company’s trailing twelve month adjusted EBITDA tested on the last day of each fiscal quarter not be less than $80 million.  The Company was in compliance with all applicable covenants at March 31, 2017 and December 31, 2016.

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

10. Commitments and Contingencies

Lease Commitments

The Company leases office space under non-cancelable lease agreements expiring at various dates through 2033. Office space leases are subject to escalation based on certain costs incurred by the landlord. Minimum rental commitments as of March 31, 2017 under such operating leases were as follows (in thousands):

2017	$3,422
2018	4,306
2019	9,213
2020	10,500
2021	10,083
2022 and thereafter	107,854
$145,378

Rental expense was $1.2 million and $1.0 million for the three months ended March 31, 2017 and 2016, respectively, and is included in occupancy expense in the Consolidated Statements of Operations. Rental expense has been recorded based on the total minimum lease payments after giving effect to rent abatement and concessions, which are being amortized on a straight-line basis over the life of the lease. The Company is contingently obligated for standby letters of credit amounting to $0.9 million that were issued to landlords for office space.

During 2016, the Company entered into non-cancelable lease agreements for approximately 108,000 square feet of office space with commencement dates on or after December 1, 2016 that expire through December 31, 2033. The aggregate minimum rental commitment remaining under such leases is $127.2 million.

The Company has assigned a lease agreement on a leased property to a third party and is contingently liable should the assignee default on future lease obligations through the November 2020 lease termination date.  The aggregate amount of the future lease obligation under this arrangement is $0.9 million as of March 31, 2017.

Legal

In the normal course of business, the Company and its subsidiaries included in the consolidated financial statements may be involved in various lawsuits, proceedings and regulatory examinations.  The Company assesses its liabilities and contingencies in connection with outstanding legal proceedings, if any, utilizing the latest information available. For matters where it is probable that the Company will incur a material loss and the amount can be reasonably estimated, the Company will establish an accrual for the loss. Once established, the accrual will be adjusted to reflect any relevant developments. When a loss contingency is not both probable and estimable, the Company does not establish an accrual.

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

Other

The Company, through two regulated subsidiaries, executes certain bond transactions between and among institutional investor and broker-dealer clients on a matched principal basis by serving as counterparty to both the buyer and the seller in trades which settle through third-party clearing brokers. Settlement typically occurs within one to three trading days after the trade date. Cash settlement of the transaction occurs upon receipt or delivery of the underlying instrument that was traded. For the three months ended March 31, 2017 and 2016, revenues from matched principal trading were approximately $11.9 million and $7.5 million, respectively. Under securities clearing agreements with third party clearing brokers, the Company maintains collateral deposits with each clearing broker in the form of cash. As of March 31, 2017 and 2016, the amount of the collateral deposits included in prepaid expenses and other assets in the Consolidated Statements of Financial Condition was $1.1 million and $1.5 million, respectively. For the three months ended March 31, 2017 and 2016, clearing expenses associated with matched principal transactions were $1.3 million and $1.8 million, respectively, and are classified under clearing costs on the Consolidated Statements of Operations. The Company is exposed to credit risk in the event a counterparty does not fulfill its obligation to complete a transaction or if there is a miscommunication or other error in executing a matched principal transaction. Pursuant to the terms of the securities clearing agreements, each third-party clearing broker has the right to charge the Company for any losses they suffer resulting from a counterparty’s failure on any of the Company’s trades. The Company did not record any liabilities or losses with regard to this right for the three months ended March 31, 2017 and 2016.

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

11. Customer Concentration

During both the three months ended March 31, 2017 and 2016, no single client accounted for more than 10% of total revenue. One institutional investor client accounted for 13.2% and 16.4% of trading volumes during the three months ended March 31, 2017 and 2016, respectively.

12. Share Repurchase Program

In January 2016, the Board of Directors authorized a two-year share repurchase program for up to $25.0 million of the Company’s common stock, which commenced on March 1, 2016. In October 2016, the Board of Directors approved a $50.0 million increase in the size of the repurchase program. For the three months ended March 31, 2017, the Company repurchased 65,317 shares of common stock at a cost of $12.2 million. A total of 221,185 shares have been repurchased under this program. As of March 31, 2017, approximately $38.9 million was available for future repurchase. Shares repurchased under the program will be held in treasury for future use.

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

For the three months ended March 31, 2017 and 2016, the U.K. was the only individual foreign country in which the Company had a subsidiary that accounted for 10% or more of the total revenues or total long-lived assets of the Company.  Revenues and long-lived assets are attributed to a geographic area based on the location of the particular subsidiary. Long-lived assets are defined as furniture, equipment, leasehold improvements and capitalized software. Information regarding revenue for the three months ended March 31, 2017 and 2016 and long-lived assets as of March 31, 2017 and December 31, 2016 was as follows:

	Three Months Ended March 31,
	2017	2016
	(In thousands)
Revenues
United States	$87,755	$75,372
United Kingdom	15,759	12,704
Other	377	497
Total	$103,891	$88,573

	As of
	March 31, 2017	December 31, 2016
	(In thousands)
Long-lived assets, as defined
United States	$26,014	$23,370
United Kingdom	7,854	7,713
Other	20	21
Total	$33,888	$31,104

14. Retirement and Deferred Compensation Plans

The Company offers a non-qualified deferred cash incentive plan to certain officers and other employees. Under the plan, eligible employees may defer up to 100% of their annual cash incentive pay.  The Company has elected to fund its deferred compensation obligations through a rabbi trust.  The rabbi trust is subject to creditor claims in the event of insolvency but such assets are not available for general corporate purposes.  Assets held in the rabbi trust are invested in mutual funds, as selected by the participants, which are designated as trading securities and carried at fair value.  As of March 31, 2017 and 2016, the fair value of the mutual fund investments and deferred compensation obligations were $2.8 million and $1.3 million, respectively.  Changes in the fair value of securities held in the rabbi trust are recognized as trading gains and losses and included in other revenues and offsetting increases or decreases in the deferred compensation obligation will be recorded in employee compensation and benefits. For each of the three months ended March 31, 2017 and 2016, the trading gains and compensation expense were $0.1 million.

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

•

to add new content and analytical capabilities to BondTicker™ and expand Axess All™, the first intra-day trade tape for the European fixed income market, and the other data service offerings provided by Trax® to improve the value of the information we provide to our clients; and

•

to continue to increase and supplement our internal growth by entering into strategic alliances, or acquiring businesses or technologies that will enable us to enter new markets, provide new products or services, or otherwise enhance the value of our platform to our clients. For example, the acquisition of Xtrakter Limited (“Xtrakter”) in February 2013 provided us with an expanded set of technology solutions ahead of incoming pre-and post-trade transparency mandates from MiFID II in Europe. In recent years, we entered into, and expanded, a strategic alliance with BlackRock, Inc. (“BlackRock”) to combine BlackRock’s order flow with our Open Trading™ solution to improve the range of trading connections available to global credit market participants. In 2016, we entered into an agreement with S&P Dow Jones Indices to jointly develop indices that will track the most liquid segments of the U.S. corporate bond market.

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

Following the global financial crisis and other recent events in the financial industry, governments and regulators in both the United States and Europe called for increased regulation and transparency in the over-the-counter markets. As a result, the Dodd-Frank Act was signed into law in 2010 and, among other things, mandated the clearing of certain derivative instruments (“swaps”) through regulated central clearing organizations and mandatory trading of those instruments through either regulated exchanges or swap execution facilities (“SEFs”), in each case, subject to certain key exceptions. However, following President Trump’s election in November 2016, he has stated that he will pursue a path of financial deregulation, including by signing an executive order that requires the Treasury Department to review the provisions of the Dodd-Frank Act.

Various rules promulgated since the financial crisis could also adversely affect our bank-affiliated broker-dealer clients’ ability to make markets in a variety of fixed-income securities, thereby negatively impacting the level of liquidity and pricing available on our trading platform. For example, while the Volcker Rule does not apply directly to us, the Volcker Rule bans proprietary trading by banks and their affiliates. In addition, enhanced leverage ratios applicable to large banking organizations in the U.S. and Europe require such organizations to strengthen their balance sheets and may limit their ability or willingness to make markets on our trading platform. We cannot predict the extent to which these rules or any future regulatory changes may adversely affect our business and operations.

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

In March 2017, the U.K. notified the European Council of its intention to leave the European Union (commonly referred to as “Brexit”). By invoking Article 50 of the Lisbon Treaty, the U.K. is currently set to leave the European Union in March 2019. Depending on the terms agreed between E.U. member states and the U.K. as part of the exit negotiations, our U.K. subsidiaries may not be able to rely on the existence of a “passporting” regime that allows immediate access to the single E.U. market. Accordingly, we have begun the process of establishing one or more new regulated subsidiaries in the E.U. in order to provide our trading platform and certain post-trade services to clients in the E.U. following Brexit.

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

Clearing Costs. Clearing costs consist of fees that we are charged by third-party clearing brokers for the clearing and settlement of matched principal trades.

General and Administrative. General and administrative expense consists primarily of general travel and entertainment, board of directors’ expenses, charitable contributions, provision for doubtful accounts, and various state franchise and U.K. value-added taxes.

Expenses may grow in the future, notably in employee compensation and benefits, primarily due to investment in new products and geographic expansion. We also expect occupancy expense to increase in 2018 as a result of the new office space for our global headquarters in New York City.  See Item 2 of the Annual Report on Form 10-K for a discussion of our properties. However, we believe that operating leverage can be achieved by increasing volumes in existing products and adding new products without substantial additions to our infrastructure.

Critical Accounting Policies and Estimates

This Management’s Discussion and Analysis of Financial Condition and Results of Operations discusses our Consolidated Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the United States, also referred to as U.S. GAAP. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the reported amounts of income and expenses during the reporting periods. We base our estimates and judgments on historical experience and on various other factors that we believe are reasonable under the circumstances. Actual results may differ from these estimates under varying assumptions or conditions. Note 2 of the Notes to our Consolidated Financial Statements includes a summary of the significant accounting policies and methods used in the preparation of our Consolidated Financial Statements.  There were no significant changes to our critical accounting policies and estimates during the three months ended March 31, 2017, as compared to those we disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2016.

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

Results of Operations

Three Months Ended March 31, 2017 Compared to Three Months Ended March 31, 2016

Overview

Total revenues increased by $15.3 million or 17.3% to $103.9 million for the three months ended March 31, 2017, from $88.6 million for the three months ended March 31, 2016. This increase in total revenues was primarily due to higher commissions of $14.9 million.  A 13.1% change in the average foreign currency exchange rates of the British Pound Sterling compared to the U.S. dollar from the three months ended March 31, 2016 to the three months ended March 31, 2017 had the effect of decreasing revenues by $1.9 million.

Total expenses increased by $4.1 million or 9.2% to $48.3 million for the three months ended March 31, 2017, from $44.2 million for the three months ended March 31, 2016. This increase was primarily due to higher employee compensation and benefits of $2.9 million and general and administrative expenses of $0.6 million. The change in average foreign currency exchange rates had the effect of decreasing expenses by $1.8 million in the three months ended March 31, 2017.

Income before taxes increased by $11.2 million or 25.3% to $55.6 million for the three months ended March 31, 2017, from $44.4 million for the three months ended March 31, 2016. Net income increased by $13.5 million or 46.6% to $42.5 million for the three months ended March 30, 2017, from $29.0 million for three months ended March 31, 2016.

Revenues

Our revenues for the three months ended March 31, 2017 and 2016, and the resulting dollar and percentage changes, were as follows:

	Three Months Ended March 31,
	2017		2016
		% of		% of	$	%
	$	Revenues	$	Revenues	Change	Change
	($ in thousands)
Commissions	$94,022	90.5%	$79,093	89.3%	$14,929	18.9%
Information and post-trade services	7,816	7.5	7,779	8.8	37	0.5
Investment income	747	0.7	418	0.5	329	78.7
Other	1,306	1.3	1,283	1.4	23	1.8
Total revenues	$103,891	100.0%	$88,573	100.0%	$15,318	17.3%

Commissions. Our commission revenues for the three months ended March 31, 2017 and 2016, and the resulting dollar and percentage changes, were as follows:

	Three Months Ended March 31,
			$	%
	2017	2016	Change	Change
	($ in thousands)
Variable transaction fees
U.S. high-grade	$35,523	$31,568	$3,955	12.5%
Other credit	41,695	30,921	10,774	34.8
Liquid products	630	620	10	1.6
Total variable transaction fees	77,848	63,109	14,739	23.4
Distribution fees
U.S. high-grade	15,750	14,224	1,526	10.7
Other credit	280	1,500	(1,220)	(81.3)
Liquid products	144	260	(116)	(44.6)
Total distribution fees	16,174	15,984	190	1.2
Total commissions	$94,022	$79,093	$14,929	18.9%

Variable Transaction Fees

The following table shows the extent to which the increase in variable transaction fees for the three months ended March 31, 2017 was attributable to changes in transaction volumes and variable transaction fees per million:

	Change from the Three Months Ended March 31, 2016
	U.S. High-Grade	Other Credit	Liquid Products	Total
	(In thousands)
Volume increase (decrease)	$7,401	$11,301	$(1)	$18,701
Variable transaction fee per million (decrease) increase	(3,446)	(527)	11	(3,962)
Total increase in variable commissions	$3,955	$10,774	$10	$14,739

Our trading volumes for the three months ended March 31, 2017 and 2016 were as follows:

	Three Months Ended March 31,
			$	%
	2017	2016	Change	Change
Trading Volume Data (in millions)
U.S. high-grade - fixed rate	$211,974	$170,219	$41,755	24.5%
U.S. high-grade - floating rate	7,420	7,507	(87)	(1.2)
Total U.S. high-grade	219,394	177,726	41,668	23.4
Other credit	159,724	116,974	42,750	36.5
Liquid products	15,306	15,320	(14)	(0.1)
Total	$394,424	$310,020	$84,404	27.2%

Number of U.S. Trading Days	62	61
Number of U.K. Trading Days	64	62

For volume reporting purposes, transactions in foreign currencies are converted to U.S. dollars at average monthly rates. The 23.4% increase in our U.S. high-grade volume was principally due to an increase in our estimated market share of total U.S. high-grade corporate bond volume as reported by Financial Industry Regulatory Authority (“FINRA”) Trade Reporting and Compliance Engine (“TRACE”) to 15.9% for the three months ended March 31, 2017 from 14.9% for the three months March 31, 2016, coupled with an increase in overall market volume as measured by TRACE. U.S. high-grade TRACE volume increased 15.5% to $1.4 trillion for the three months ended March  31, 2017 from $1.2 trillion for the three months ended March 31, 2016.

Other credit volumes increased by 36.5% for the three months ended March 31, 2017 compared to the three months ended March 31, 2016, primarily due to increases of 69.4% in emerging markets bond volume, 18.7% in Eurobond volume and 8.8% in high-yield bond volume.

Our average variable transaction fee per million for the three months ended March 31, 2017 and 2016 was as follows:

	Three Months Ended March 31,
	2017	2016
Average Variable Transaction fee per million
U.S. high-grade - fixed rate	$166	$184
U.S. high-grade - floating rate	55	36
Total U.S. high-grade	162	178
Other credit	261	264
Liquid products	41	40
Total	197	204

Total U.S. high-grade average variable transaction fee per million decreased to $162 per million for the three months ended March 31, 2017 from $178 per million for the three months ended March 31, 2016 mainly due to a decrease in the duration of bonds traded and an increase in the number of larger sized trades. Other credit average variable transaction fee per million decreased to $261 per million for the three months ended March 31, 2017 from $264 million for the three months ended March 31, 2016, mainly due to a larger percentage of trading volume in high-yield protocols that command lower fees per million offset by an increase in Eurobond fees per million as a result of the change in structure of our Eurobond fee plan.

Distribution Fees

U.S. high-grade distribution fees increased $1.5 million principally due to the migration of certain of our broker-dealer clients from an all-variable fee plan to a plan that incorporates a monthly distribution fee.  The $1.2 million decrease in Other credit distribution fees principally relates to the change in Eurobond fee plan structure implemented in the fourth quarter of 2016. The new Eurobond bond fee plan structure contains standardized minimum monthly commitments and variable transaction fees.

Information and Post-Trade Services. Information and post-trade services revenues was $7.8 million for both the three months ended March 31, 2017 and 2016. The change in foreign currency exchange rates had the effect of decreasing information and post-trade services revenue by approximately $0.8 million for the three months ended March 31, 2017. Excluding the negative impact of foreign exchange, information services revenue increased $0.9 million principally as a result of new data contracts.  Our transaction reporting business processed 270 million transactions for the three months ended March 31, 2017 compared to 301 million for the three months ended March 31, 2016.

Investment Income. Investment income increased by $0.3 million primarily due to higher investment balances and an increase in interest rates in 2017.

Other. Other income was $1.3 million for both the three months ended March 31, 2017 and 2016.

Expenses

Our expenses for the three months ended March 31, 2017 and 2016, and the resulting dollar and percentage changes were as follows:

	Three Months Ended March 31,
	2017		2016
		% of		% of	$	%
	$	Revenues	$	Revenues	Change	Change
	($ in thousands)
Expenses
Employee compensation and benefits	$27,401	26.4%	$24,527	27.7%	$2,874	11.7%
Depreciation and amortization	4,693	4.5	4,681	5.3	12	0.3
Technology and communications	4,585	4.4	4,304	4.9	281	6.5
Professional and consulting fees	4,279	4.1	3,862	4.4	417	10.8
Occupancy	1,404	1.4	1,161	1.3	243	20.9
Marketing and advertising	1,886	1.8	1,778	2.0	108	6.1
Clearing costs	1,327	1.3	1,766	2.0	(439)	(24.9)
General and administrative	2,709	2.6	2,124	2.4	585	27.5
Total expenses	$48,284	46.5%	$44,203	49.9%	$4,081	9.2%

Employee Compensation and Benefits. Employee compensation and benefits increased by $2.9 million, primarily due to a $1.4 million increase in salaries, taxes and benefits, principally as a result of higher employee headcount; higher employee incentive compensation of $1.0 million, which is tied to operating performance, and a $0.4 million increase in stock-based compensation.

Depreciation and Amortization. Depreciation and amortization was $4.7 million for both the three months ended March 31, 2017 and 2016. For the three months ended March 31, 2017, there was a $0.3 million increase in amortization for software development costs which was offset by a $0.3 million decrease in amortization expense of acquired intangible assets. For the three months ended March 31, 2017 and 2016, $4.1 million and $2.7 million, respectively, of equipment purchases and leasehold improvements and $3.2 million and $3.0 million, respectively, of software development costs were capitalized.

Technology and Communications.  Technology and communication expenses increased by $0.3 million.

Professional and Consulting Fees. Professional and consulting fees increased by $0.4 million primarily due to higher consulting fees associated with new system implementations, legal expenses and risk consulting services.

Occupancy. Occupancy costs increased by $0.2 million primarily due to the lease of additional office space to accommodate our increased headcount.

Marketing and Advertising. Marketing and advertising expenses increased by $0.1 million.

Clearing Costs. Clearing costs decreased by $0.4 million. During the third quarter 2016, we amended the terms of our agreements with our third-party clearing brokers which resulted in a reduction in transaction and other clearing costs.  Third-party clearing costs as a percentage of matched principal trading revenue decreased from 23.5% for the three months ended March 31, 2016 to 11.1% for the three months ended March 31, 2017.

General and Administrative. General and administrative expenses increased by $0.6 million principally due to a decrease in foreign currency transaction gain of $0.4 million.

Provision for Income Tax. Our consolidated effective tax rate for the three months ended March 31, 2017 was 23.6%, compared to 34.7% for the three months ended March 31, 2016. The tax provision for the three months ended March 31, 2017 includes excess tax benefits of $5.8 million relating to a new standard for share-based payments accounting adopted effective January 1, 2017.  Our consolidated effective tax rate can vary from period to period depending on the geographic mix of our earnings, changes in tax legislation and tax rates and the amount and timing of excess tax benefits related to share-based payments, among other factors.

Liquidity and Capital Resources

During the past three years, we have met our funding requirements through cash on hand and internally generated funds. Cash and cash equivalents and investments totaled $356.2 million at March 31, 2017.

In January 2013, we entered into a three-year credit agreement that provided for revolving loans and letters of credit up to an aggregate of $50.0 million. In October 2015, we entered into an amended and restated credit agreement (the “Credit Agreement”) that increased our borrowing capacity to an aggregate of $100.0 million, including a $5.0 million sub-limit for standby letters of credit. The Credit Agreement will mature in October 2017. As of March 31, 2017, we had $0.9 million in letters of credit outstanding and $99.1 million in available borrowing capacity under the Credit Agreement. Subject to satisfaction of certain specified conditions, we are permitted to upsize the borrowing capacity under the Credit Agreement by an additional $50.0 million.

Our cash flows were as follows:

	Three Months Ended March 31,
			$	%
	2017	2016	Change	Change
	($ in thousands)
Net cash provided by (used in) operating activities	$30,549	$(52,743)	$83,292	(157.9)%
Net cash (used in) provided by investing activities	(29,007)	6,339	(35,346)	(557.6)
Net cash (used in) financing activities	(31,705)	(15,325)	(16,380)	106.9
Effect of exchange rate changes on cash and cash equivalents	(425)	(4)	(421)	10,525.0
Net (decrease) for the period	$(30,588)	$(61,733)	$31,145	(50.5)%

The $83.3 million increase in net cash provided by operating activities was primarily due to a net decrease in purchases of corporate debt trading investments of $72.0 million and an increase in net income of $13.5 million.

The $35.3 million increase in net cash used in investing activities was primarily due to an increase of $33.7 million in net purchases of available-for-sale investments and $1.5 million in purchases of furniture, equipment and leasehold improvements.

The $16.4 million increase in net cash used in financing activities was principally due to an increase of $11.0 million in repurchases of our common stock, a $2.6 million increase in the cash dividend paid on common stock and higher withholding tax payments on restricted stock vesting and stock option exercises of $2.4 million.

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

The table set forth below presents a reconciliation of our cash flow from operating activities to Free Cash Flow, as defined, for the twelve months ended March 31, 2017 and 2016:

	Twelve months ended March 31,
	2017	2016
	($ in thousands)
Cash flow from operating activities	$168,221	$52,779
Add: Net purchases of corporate debt trading investments	2,156	73,235
Add: Excess tax benefits from share-based compensation previously recorded under financing activities	4,818	6,279
Less: Purchases of furniture, equipment and leasehold improvements	(7,882)	(6,630)
Less: Capitalization of software development costs	(12,255)	(10,970)
Free Cash Flow	$155,058	$114,693

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

Certain of our U.S. subsidiaries are registered as a broker-dealer or a SEF and therefore are subject to the applicable rules and regulations of the SEC and the CFTC. These rules contain minimum net capital requirements, as defined in the applicable regulations, and also may require a significant part of the registrants’ assets be kept in relatively liquid form. Certain of our foreign subsidiaries are regulated by the Financial Conduct Authority in the U.K. or Ontario Securities Commission in Canada and must maintain financial resources, as defined in the applicable regulations, in excess of the applicable financial resources requirement. As of March 31, 2017, each of our subsidiaries that are subject to these regulations had net capital or financial resources in excess of their minimum requirements. As of March 31, 2017, our subsidiaries maintained aggregate net capital and financial resources that were $128.9 million in excess of the required levels of $10.4 million.

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

As of March 31, 2017, the amount of unrestricted cash held by our non-U.S. subsidiaries was $63.5 million. We have determined that unremitted earnings of our foreign subsidiaries are considered indefinitely reinvested outside of the U.S. Any repatriation of such foreign earnings by way of dividend may be subject to both U.S. federal and state income taxes, reduced by applicable foreign tax credits. However, we do not have any current needs or foreseeable plans to repatriate cash by way of dividends from our non-U.S. subsidiaries.

We execute certain bond transactions between and among institutional investor and broker-dealer clients on a matched principal basis by serving as counterparty to both the buyer and the seller in trades which settle through third-party clearing brokers. Settlement typically occurs within one to three trading days after the trade date. Cash settlement of the transaction occurs upon receipt or delivery of the underlying instrument that was traded. For the three months ended March 31, 2017 and 2016, revenues from matched principal trading were approximately $11.9 million and $7.5 million, respectively. Under securities clearing agreements with third-party clearing brokers, we maintain collateral deposits with each clearing broker in the form of cash. As of March 31, 2017 and 2016, the amount of the collateral deposits included in prepaid expenses and other assets in the Consolidated Statements of Financial Condition was $1.1 million and $1.5 million, respectively. For the three months ended March 31, 2017, and 2016, clearing expenses associated with matched principal transactions were $1.3 million and $1.8 million, respectively, and are classified under clearing costs on our Consolidated Statements of Operations. We are exposed to credit risk in the event a counterparty does not fulfill its obligation to complete a transaction or if there is a miscommunication or other error in executing a matched principal transaction. Pursuant to the terms of the securities clearing agreements, each third-party clearing broker has the right to charge the Company for any losses they suffer resulting from a counterparty’s failure on any of the Company’s trades. We did not record any liabilities or losses with regard to this right for the three months ended March 31, 2017 and 2016.

In the ordinary course of business, we enter into contracts that contain a variety of representations, warranties and general indemnifications. Our maximum exposure from any claims under these arrangements is unknown, as this would involve claims that have not yet occurred. However, based on past experience, we expect the risk of material loss to be remote.

In January 2016, our Board of Directors authorized a two-year share repurchase program for up to $25.0 million of our common stock. In October 2016, our Board of Directors approved a $50.0 million increase in the size of the share repurchase program. Shares repurchased under the program will be held in treasury for future use. As of March 31, 2017, approximately $38.9 million remained authorized for repurchase under the current program.

In April 2017, our Board of Directors approved a quarterly cash dividend of $0.33 per share payable on May 25, 2017 to stockholders of record as of the close of business on May 11, 2017. Any future declaration and payment of dividends will be at the sole discretion of our Board of Directors. Our Board of Directors may take into account such matters as general business conditions, our financial results, capital requirements, contractual obligations, legal, and regulatory restrictions on the payment of dividends to our stockholders or by our subsidiaries to their respective parent entities, and any such other factors as the Board of Directors may deem relevant.

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

Contractual Obligations and Commitments

As of March 31, 2017, we had the following contractual obligations and commitments:

	Payments due by period
		Less than			More than
	Total	1 year	1 - 3 years	3 - 5 years	5 years
	($ in thousands)
Operating leases	$145,378	$4,546	$15,020	$20,236	$105,576
Foreign currency forward contract	69,353	69,353	—	—	—
	$214,731	$73,899	$15,020	$20,236	$105,576

During 2016, we entered into non-cancelable lease agreements for approximately 108,000 square feet of office space that commence on or after December 1, 2016 that expire through December 31, 2033.  The aggregate minimum rental commitment remaining under such leases is $127.2 million.

We enter into foreign currency forward contracts to hedge our exposure to variability in certain foreign currency cash flows resulting from the net investment in our U.K. subsidiaries. As of March 31, 2017, the notional value of the foreign currency forward contract outstanding was $69.4 million and the fair value of the liability was $1.1 million.

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

As of March 31, 2017, we had $215.7 million of investments, which were invested in corporate bonds and classified as securities available-for-sale or trading securities. Adverse movements, such as a 10% decrease in the value of these securities or a downturn or disruption in the markets for these securities, could result in a substantial loss. In addition, principal gains and losses resulting from these securities could on occasion have a disproportionate effect, positive or negative, on our financial condition and results of operations for any particular reporting period.

Interest Rate Risk

Interest rate risk represents our exposure to interest rate changes with respect to our cash, cash equivalents and investments. As of March 31, 2017, our cash and cash equivalents and investments amounted to $356.2 million. A hypothetical five basis point decrease in short-term interest rates would decrease our annual pre-tax earnings by approximately $0.2 million, assuming no change in the amount or composition of our cash, cash equivalents and investments.

As of March 31, 2017, a hypothetical 100 basis point increase or decrease in interest rates would decrease or increase the fair value of the available-for-sale investment portfolio by approximately $1.0 million, assuming no change in the amount or composition of the investments.  The hypothetical unrealized gain (loss) of $1.0 million would be recognized in other comprehensive income on the Consolidated Statements of Financial Condition.

A similar hypothetical 100 basis point increase or decrease in interest rates would decrease or increase the fair value of the trading securities portfolio by approximately $1.0 million.  The hypothetical unrealized gain (loss) of $1.0 million would be recognized in other income in the Consolidated Statements of Operations.

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

During the twelve months ended March 31, 2017, approximately 13% of our revenue and 28% of our expenses were denominated in currencies other than the U.S. dollar, most notably the British Pound Sterling.   Based on actual results over the past year, a hypothetical 10% increase or decrease in the U.S. dollar against all other currencies would have increased or decreased revenue by approximately $4.9 million and operating expenses by approximately $5.0 million.

Derivative Risk

Our limited derivative risk stems from our activities in the foreign currency forward contract market. We use this market to mitigate our U.S. dollar versus British Pound Sterling exposure that arises from the activities of our U.K. subsidiaries. As of March 31, 2017, the fair value of the notional amount of our foreign currency forward contract was $69.4 million. We do not speculate in any derivative instruments.

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

Item 4. Controls and Procedures

(a)  Evaluation of Disclosure Controls and Procedures. Our management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our “disclosure controls and procedures, ” as that term is defined in Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of March 31, 2017. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective to ensure that information required to be disclosed by MarketAxess in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and to ensure that information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

(b)  Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2017 identified in connection with the evaluation thereof by our management, including the Chief Executive Officer and Chief Financial Officer, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — Other Information

Item 1. Legal Proceedings

In the normal course of business, we and our subsidiaries included in the consolidated financial statements may be involved in various lawsuits, proceedings and regulatory examinations. We assess liabilities and contingencies in connection with outstanding legal proceedings, if any, utilizing the latest information available. For matters where it is probable that we will incur a material loss and the amount can be reasonably estimated, we will establish an accrual for the loss. Once established, the accrual will be adjusted to reflect any relevant developments. When a loss contingency is not both probable and estimable, we would not establish an accrual.

Based on currently available information, the outcome of our outstanding matters is not expected to have a material adverse impact on our financial position. It is not presently possible to determine our ultimate exposure to these matters and there is no assurance that the resolution of the outstanding matters will not significantly exceed any reserves accrued by us.

Item 1A. Risk Factors

There have been no material changes in our risk factors from those disclosed in our most recent Form 10-K for the year ended December 31, 2016. For a discussion of the risk factors affecting the Company, see “Risk Factors” in Part I, Item 1A of our 2016 Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

During the quarter ended March 31, 2017, we repurchased the following shares of common stock:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans and Programs	Dollar Value of Shares That May Yet Be Purchased Under the Plans and Programs
				(In thousands)
January 1, 2017 -- January 31, 2017	47,177	$161.68	7,417	$50,000
February 1, 2017 -- February 28, 2017	31,925	191.12	27,900	44,680
March 1, 2017 -- March 31, 2017	30,000	192.23	30,000	38,913
	109,102	$178.70	65,317

During the three months ended March 31, 2017, we repurchased 109,102 shares of common stock.  The repurchases included 43,785 shares surrendered by employees to us to satisfy the withholding tax obligations upon the vesting of restricted shares and 65,317 shares repurchased in connection with our share repurchase program.

In January 2016, our Board of Directors authorized a two-year share repurchase program for up to $25.0 million of our common stock. In October 2016, our Board of Directors approved a $50.0 million increase in the size of the current share repurchase program. Shares repurchased under the program will be held in treasury for future use.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Listing:

Number	Description
10.1	Amendment to Richard M. McVey Employment Agreement (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K dated January 6, 2017)
10.2	MarketAxess Holdings Inc. Severance Pay Plan, as amended (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K dated January 6, 2017)
10.3	Form of notice of Eligibility to Participate (incorporated by reference to Exhibit 10.3 to the registrant’s Current Report on Form 8-K dated January 6, 2017)
10.4*	Contract of Employment, dated March 15, 2017, between MarketAxess Europe Limited and Christophe Roupie
31.1*	Certification by Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification by Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document**
101.SCH	XBRL Taxonomy Extension Schema Document**
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**
101.LAB	XBRL Taxonomy Extension Label Linkbase Document**
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document**

*	Filed herewith.

**

Attached as Exhibit 101 to this Quarterly Report on Form 10-Q are the following materials, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Financial Condition as of March 31, 2017 and December 31, 2016; (ii) Consolidated Statements of Operations for the Three Months Ended March 31, 2017 and 2016; (iii) Consolidated Statements of Comprehensive Income for the Three Months Ended March 31, 2017 and 2016; (iv) Consolidated Statement of Stockholders’ Equity for the Three Months Ended March 31, 2017; (v) Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2017 and 2016; and (vi) Notes to the Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MARKETAXESS HOLDINGS INC.

Date: April 27, 2017	By:	/s/ RICHARD M. MCVEY
Richard M. McVey
Chief Executive Officer
(principal executive officer)

Date: April 27, 2017	By:	/s/ ANTONIO L. DELISE
Antonio L. DeLise
Chief Financial Officer
(principal financial and accounting officer)