Form 10-Q
period 2017-06-30
MARKETAXESS HOLDINGS INC
filed 2017-07-27
CIK 1278021

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

or

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

As of July 26, 2017, the number of shares of the Registrant’s voting common stock outstanding was 37,537,075.

MARKETAXESS HOLDINGS INC.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2017

PART I — Financial Information

Item 1. Financial Statements

MARKETAXESS HOLDINGS INC.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Unaudited)

	As of
	June 30, 2017	December 31, 2016
	(In thousands, except share and per share amounts)
ASSETS
Cash and cash equivalents	$128,143	$168,243
Investments, at fair value	237,361	194,404
Accounts receivable, net of allowance of $84 and $82 as of June 30, 2017 and December 31, 2016, respectively	55,215	50,668
Goodwill and intangible assets, net of accumulated amortization	63,251	63,443
Furniture, equipment, leasehold improvements and capitalized software, net of accumulated depreciation and amortization	34,643	31,104
Prepaid expenses and other assets	21,058	11,618
Deferred tax assets, net	7,370	8,562
Total assets	$547,041	$528,042

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Accrued employee compensation	$23,080	$34,783
Income and other tax liabilities	4,686	7,582
Deferred revenue	3,076	2,515
Accounts payable, accrued expenses and other liabilities	14,971	15,149
Total liabilities	45,813	60,029

Commitments and Contingencies (Note 10)	—	—

Stockholders' equity
Preferred stock, $0.001 par value, 4,855,000 shares authorized, no shares issued and outstanding as of June 30, 2017 and December 31, 2016	—	—
Series A Preferred Stock, $0.001 par value, 110,000 shares authorized, no shares issued and outstanding as of June 30, 2017 and December 31, 2016	—	—
Common stock voting, $0.003 par value, 110,000,000 shares authorized, 40,242,102 shares and 40,106,360 shares issued and 37,554,123 shares and 37,543,775 shares outstanding as of June 30, 2017 and December 31, 2016, respectively	121	120
Common stock non-voting, $0.003 par value, 10,000,000 shares authorized, no shares issued and outstanding as of June 30, 2017 and December 31, 2016	—	—
Additional paid-in capital	343,085	342,311
Treasury stock - Common stock voting, at cost, 2,687,979 and 2,562,585 shares as of June 30, 2017 and December 31, 2016, respectively	(141,477)	(117,330)
Retained earnings	310,777	255,140
Accumulated other comprehensive loss	(11,278)	(12,228)
Total stockholders' equity	501,228	468,013
Total liabilities and stockholders' equity	$547,041	$528,042

The accompanying notes are an integral part of these consolidated financial statements.

MARKETAXESS HOLDINGS INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(In thousands, except share and per share amounts)
Revenues
Commissions	$87,015	$86,239	$181,037	$165,332
Information and post-trade services	8,272	8,586	16,088	16,365
Investment income	840	517	1,587	935
Other	1,187	1,297	2,493	2,580
Total revenues	97,314	96,639	201,205	185,212

Expenses
Employee compensation and benefits	25,421	25,815	52,822	50,342
Depreciation and amortization	4,790	4,540	9,483	9,221
Technology and communications	4,822	4,277	9,407	8,581
Professional and consulting fees	4,086	4,245	8,365	8,107
Occupancy	1,422	1,225	2,826	2,386
Marketing and advertising	2,782	1,824	4,668	3,602
Clearing costs	1,517	1,953	2,844	3,719
General and administrative	2,901	2,209	5,610	4,333
Total expenses	47,741	46,088	96,025	90,291
Income before income taxes	49,573	50,551	105,180	94,921
Provision for income taxes	11,550	17,425	24,694	32,832
Net income	$38,023	$33,126	$80,486	$62,089

Net income per common share
Basic	$1.03	$0.90	$2.18	$1.69
Diluted	$1.00	$0.88	$2.11	$1.65

Cash dividends declared per common share	$0.33	$0.26	$0.66	$0.52

Weighted average shares outstanding
Basic	36,853	36,876	36,852	36,826
Diluted	38,077	37,748	38,095	37,710

The accompanying notes are an integral part of these consolidated financial statements.

MARKETAXESS HOLDINGS INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(In thousands)
Net income	$38,023	$33,126	$80,486	$62,089
Net cumulative translation adjustment and foreign currency exchange hedge, net of tax of $(1,106), $2,089, $(1,634) and $4,101, respectively	1,325	(1,804)	960	(4,041)
Net unrealized (loss) gain on securities available-for-sale, net of tax of $(20), $21, $(6) and $136, respectively	(33)	34	(10)	221
Comprehensive Income	$39,315	$31,356	$81,436	$58,269

The accompanying notes are an integral part of these consolidated financial statements.

MARKETAXESS HOLDINGS INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

	Common Stock Voting	Additional Paid-In Capital	Treasury Stock - Common Stock Voting	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
	(In thousands)
Balance at December 31, 2016	$120	$342,311	$(117,330)	$255,140	$(12,228)	$468,013
Net income	—	—	—	80,486	—	80,486
Cumulative translation adjustment and foreign currency exchange hedge, net of tax	—	—	—	—	960	960
Unrealized net loss on securities available-for-sale, net of tax	—	—	—	—	(10)	(10)
Stock-based compensation	—	7,468	—	—	—	7,468
Exercise of stock options	1	1,337	—	—	—	1,338
Withholding tax payments on restricted stock vesting and stock option exercises	—	(8,111)	—	—	—	(8,111)
Repurchases of common stock			(24,147)	—	—	(24,147)
Cumulative effect of change in accounting for employee share-based payments	—	80	—	(51)	—	29
Cash dividend on common stock	—	—	—	(24,798)	—	(24,798)
Balance at June 30, 2017	$121	$343,085	$(141,477)	$310,777	$(11,278)	$501,228

The accompanying notes are an integral part of these consolidated financial statements.

MARKETAXESS HOLDINGS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2017	2016
	(in thousands)
Cash flows from operating activities
Net income	$80,486	$62,089
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9,483	9,221
Stock-based compensation expense	7,468	6,937
Deferred taxes	1,399	307
Other	740	9,219
Changes in operating assets and liabilities:
(Increase) in accounts receivable	(4,669)	(22,677)
(Increase) in prepaid expenses and other assets	(9,407)	(3,574)
(Increase) in corporate debt trading investments	(111)	(72,396)
(Increase) in mutual funds held in rabbi trust	(1,620)	(1,284)
(Decrease) in accrued employee compensation	(11,703)	(9,084)
(Decrease) in income and other tax liabilities	(3,068)	(1,856)
Increase in deferred revenue	561	294
(Decrease) increase in accounts payable, accrued expenses and other liabilities	(441)	2,708
Net cash provided by (used in) operating activities	69,118	(20,096)
Cash flows from investing activities
Available-for-sale investments
Proceeds from maturities and sales	101,354	20,000
Purchases	(143,214)	(8,065)
Purchases of furniture, equipment and leasehold improvements	(5,777)	(3,904)
Capitalization of software development costs	(6,667)	(6,142)
Other	(33)	99
Net cash (used in) provided by investing activities	(54,337)	1,988
Cash flows from financing activities
Cash dividend on common stock	(24,535)	(19,313)
Exercise of stock options	1,338	2,138
Withholding tax payments on restricted stock vesting and stock option exercises	(8,111)	(5,585)
Repurchases of common stock	(24,147)	(5,400)
Net cash (used in) financing activities	(55,455)	(28,160)
Effect of exchange rate changes on cash and cash equivalents	574	(185)
Cash and cash equivalents
Net (decrease) for the period	(40,100)	(46,453)
Beginning of period	168,243	199,728
End of period	$128,143	$153,275

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

Accounting Pronouncements, Not Yet Adopted

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, “Revenue from Contracts with Customers” (“ASU 2014-09”) requiring an entity to recognize revenue for the transfer of goods or services equal to the amount that it expects to be entitled to receive for those goods or services. The standard can be implemented using either a retrospective or a modified retrospective method. In August 2015, the FASB deferred the effective date of the new revenue standard for periods beginning after December 15, 2016 to December 15, 2017, with early adoption permitted but not earlier than the original effective date. The ASU will be effective for the Company beginning January 1, 2018. The Company’s implementation efforts include the identification of revenue streams within the scope of the guidance, the evaluation of certain revenue contracts underlying the revenue streams, discussions with our advisory consultants, and periodic discussions with our audit committee. The Company’s evaluation of the impact of this accounting guidance is ongoing though we do not expect this guidance to have a material effect on the Company’s Consolidated Financial Statements or disclosures.

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

The Company assesses whether an other-than-temporary impairment loss on the available-for-sale investments has occurred due to declines in fair value or other market conditions. The portion of an other-than-temporary impairment related to credit loss is recorded as a charge in the Consolidated Statements of Operations. The remainder is recognized in accumulated other comprehensive loss if the Company does not intend to sell the security and it is more likely than not that the Company will not be required to sell the security prior to recovery. No charges for other-than-temporary losses were recorded during the six months ended June 30, 2017 and 2016.

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

3. Net Capital Requirements

Certain U.S. subsidiaries of the Company are registered as a broker-dealer or swap execution facility and therefore are subject to the applicable rules and regulations of the SEC and the Commodity Futures Trading Commission. These rules contain minimum net capital requirements, as defined in the applicable regulations, and also may require a significant part of the registrants’ assets be kept in relatively liquid form. Certain of the Company’s foreign subsidiaries are regulated by the Financial Conduct Authority in the U.K. or Ontario Securities Commission in Canada and must maintain financial resources, as defined in the applicable regulations, in excess of the applicable financial resources requirement. As of June 30, 2017, each of the Company’s subsidiaries that are subject to these regulations had net capital or financial resources in excess of their minimum requirements. As of June 30, 2017, the Company’s subsidiaries maintained aggregate net capital and financial resources that was $136.0 million in excess of the required levels of $10.5 million.

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

	Level 1	Level 2	Level 3	Total
	(In thousands)
As of June 30, 2017
Money market funds	$11,087	$—	$—	$11,087
Securities available-for-sale
Corporate debt	—	160,080	—	160,080
Trading securities
Corporate debt	—	74,332	—	74,332
Mutual funds held in rabbi trust	—	2,949	—	2,949
Foreign currency forward position	—	(2,346)	—	(2,346)
Total	$11,087	$235,015	$—	$246,102

As of December 31, 2016
Money market funds	$58,573	$—	$—	$58,573
Securities available-for-sale
Corporate debt	—	118,870	—	118,870
Trading securities
Corporate debt	—	74,207	—	74,207
Mutual funds held in rabbi trust	—	1,327	—	1,327
Foreign currency forward position	—	(266)	—	(266)
Total	$58,573	$194,138	$—	$252,711

Securities classified within Level 2 were valued using a market approach utilizing prices and other relevant information generated by market transactions involving comparable assets. The foreign currency forward contracts are classified within Level 2 as the valuation inputs are based on quoted market prices. The mutual funds held in a rabbi trust represent investments associated with the deferred cash incentive plan (see Note 14). There were no financial assets classified within Level 3 during the six months ended June 30, 2017 and 2016.

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

	As of
	June 30, 2017	December 31, 2016
	(In thousands)
Notional value	$77,079	$66,972
Fair value of notional	79,425	67,238
Fair value of the liability	$(2,346)	$(266)

The following is a summary of the Company’s investments:

	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
	(In thousands)
As of June 30, 2017
Securities available-for-sale
Corporate debt	$160,299	$11	$(230)	$160,080

Trading securities
Corporate debt	74,424	78	(170)	74,332
Mutual funds held in rabbi trust	2,729	220	—	2,949
Total trading securities	77,153	298	(170)	77,281

Total investments	$237,452	$309	$(400)	$237,361

As of December 31, 2016
Securities available-for-sale
Corporate debt	$119,073	$13	$(216)	$118,870

Trading securities
Corporate debt	74,394	47	(234)	74,207
Mutual funds held in rabbi trust	1,212	115	—	1,327
Total trading securities	75,606	162	(234)	75,534

Total investments	$194,679	$175	$(450)	$194,404

The following table summarizes the fair value of the investments based upon the contractual maturities:

	As of
	June 30, 2017	December 31, 2016
	(In thousands)
Less than one year	$138,491	$117,904
Due in 1 - 5 years	98,870	76,500
Total	$237,361	$194,404

Proceeds from the sales and maturities of investments during the six months ended June 30, 2017 and 2016 were $116.9 million and $29.6 million, respectively.

The following table provides fair values and unrealized losses on investments and by the aging of the securities’ continuous unrealized loss position as of June 30, 2017 and December 31, 2016:

	Less than Twelve Months		Twelve Months or More		Total
	Estimated fair value	Gross unrealized losses	Estimated fair value	Gross unrealized losses	Estimated fair value	Gross unrealized losses
	(In thousands)
As of June 30, 2017
Corporate debt	$177,728	$(400)	$—	$—	$177,728	$(400)

As of December 31, 2016
Corporate debt	$136,667	$(449)	$2,000	$(1)	$138,667	$(450)

5. Goodwill and Intangible Assets

Goodwill and intangible assets with indefinite lives was $59.7 million as of both June 30, 2017 and December 31, 2016. Intangible assets that are subject to amortization, including the related accumulated amortization, are comprised of the following:

	June 30, 2017			December 31, 2016
	Cost	Accumulated amortization	Net carrying amount	Cost	Accumulated amortization	Net carrying amount
	(In thousands)
Technology	$5,770	$(5,770)	$—	$5,770	$(5,770)	$—
Customer relationships	5,639	(2,100)	3,539	5,628	(1,897)	3,731
Non-competition agreements	380	(380)	—	380	(380)	—
Tradenames	370	(370)	—	370	(370)	—
Total	$12,159	$(8,620)	$3,539	$12,148	$(8,417)	$3,731

Amortization expense associated with identifiable intangible assets was $0.2 million and $0.5 million for the six months ended June 30, 2017 and 2016, respectively. Estimated total amortization expense is $0.4 million for each year from 2017 through 2021.

6. Income Taxes

The provision for income taxes consists of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(In thousands)
Current:
Federal	$9,030	$10,546	$17,345	$17,624
State and local	1,470	1,871	2,928	3,160
Foreign	1,498	1,750	3,043	2,885
Total current provision	11,998	14,167	23,316	23,669
Deferred:
Federal	(479)	2,836	1,060	7,813
State and local	(72)	406	94	1,119
Foreign	103	16	224	231
Total deferred provision	(448)	3,258	1,378	9,163
Provision for income taxes	$11,550	$17,425	$24,694	$32,832

The Company recognized excess tax benefits on share-based payments of $5.3 million and $11.0 million through the provision for income taxes, for the three and six months ended June 30, 2017, respectively.

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

7. Stock-Based Compensation Plans

Stock-based compensation expense for the three and six months ended June 30, 2017 and 2016 was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(In thousands)
Employees	$3,292	$3,299	$6,993	$6,575
Non-employee directors	232	144	475	362
Total stock-based compensation	$3,524	$3,443	$7,468	$6,937

The Company records stock-based compensation expense for employees in employee compensation and benefits and for non-employee directors in general and administrative expenses in the Consolidated Statements of Operations.

During the six months ended June 30, 2017, the Company granted to employees and directors a total of 57,257 shares of restricted stock or restricted stock units, performance-based shares with an expected pay-out at target of 22,338 shares of common stock and 54,838 options to purchase shares of common stock. The fair value of the restricted stock and performance-based share awards was based on a weighted-average fair value per share at the grant date of $150.58 and $169.70, respectively. Based on the Black-Scholes option pricing model, the weighted-average fair value for each option granted was $40.08 per share.

As of June 30, 2017, the total unrecognized compensation cost related to all non-vested awards was $29.4 million. That cost is expected to be recognized over a weighted-average period of 2.3 years.

8. Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per common share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(In thousands, except per share amounts)
Net income	$38,023	$33,126	$80,486	$62,089

Basic weighted average shares outstanding	36,853	36,876	36,852	36,826
Dilutive effect of stock options and restricted stock	1,224	872	1,243	884
Diluted weighted average shares outstanding	38,077	37,748	38,095	37,710

Basic earnings per share	$1.03	$0.90	$2.18	$1.69
Diluted earnings per share	$1.00	$0.88	$2.11	$1.65

Stock options and restricted stock totaling 50,817 shares and 91,308 shares for the six months ended June 30, 2017 and 2016, respectively, were excluded from the computation of diluted earnings per share because their effect would have been antidilutive. The computation of diluted shares can vary among periods due, in part, to the change in the average price of the Company’s common stock.

9. Credit Agreement

In January 2013, the Company entered into a three-year credit agreement that provided for revolving loans and letters of credit up to an aggregate of $50.0 million. In October 2015, the Company entered into an amended and restated credit agreement (the “Credit Agreement”) that increased the borrowing capacity to an aggregate of $100.0 million, including a $5.0 million sub-limit for standby letters of credit. The Credit Agreement will mature in October 2017. As of June 30, 2017, the Company had $1.0 million in letters of credit outstanding and $99.0 million in available borrowing capacity under the Credit Agreement. Subject to satisfaction of certain specified conditions, the Company is permitted to upsize the borrowing capacity under the Credit Agreement by an additional $50.0 million.

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

The Credit Agreement requires that the Company’s consolidated total leverage ratio tested on the last day of each fiscal quarter not exceed 2.5 to 1.0 and a consolidated interest coverage ratio tested on the last day of each fiscal quarter not be less than 3.5 to 1.0. The Credit Agreement also requires that the Company’s trailing twelve month adjusted EBITDA tested on the last day of each fiscal quarter not be less than $80 million.  The Company was in compliance with all applicable covenants at June 30, 2017 and December 31, 2016.

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

10. Commitments and Contingencies

Lease Commitments

The Company leases office space under non-cancelable lease agreements expiring at various dates through 2033. Office space leases are subject to escalation based on certain costs incurred by the landlord. Minimum rental commitments as of June 30, 2017 under such operating leases were as follows (in thousands):

2017	$2,304
2018	4,349
2019	9,258
2020	10,545
2021	10,109
2022 and thereafter	108,081
$144,646

Rental expense was $2.5 million and $2.1 million for the six months ended June 30, 2017 and 2016, respectively, and is included in occupancy expense in the Consolidated Statements of Operations. Rental expense has been recorded based on the total minimum lease payments after giving effect to rent abatement and concessions, which are being amortized on a straight-line basis over the life of the lease. The Company is contingently obligated for standby letters of credit amounting to $1.0 million that were issued to landlords for office space.

During 2016, the Company entered into non-cancelable lease agreements for approximately 108,000 square feet of office space with commencement dates on or after December 1, 2016 that expire through December 31, 2033. The aggregate minimum rental commitment remaining under such leases is $126.8 million.

The Company has assigned a lease agreement on a leased property to a third party and is contingently liable should the assignee default on future lease obligations through the November 2020 lease termination date.  The aggregate amount of the future lease obligation under this arrangement is $0.9 million as of June 30, 2017.

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

Other

The Company, through two regulated subsidiaries, executes certain bond transactions between and among institutional investor and broker-dealer clients on a matched principal basis by serving as counterparty to both the buyer and the seller in trades which settle through third-party clearing brokers. Settlement typically occurs within one to three trading days after the trade date. Cash settlement of the transaction occurs upon receipt or delivery of the underlying instrument that was traded. For the six months ended June 30, 2017 and 2016, revenues from matched principal trading were approximately $23.2 million and $16.4 million, respectively. Under securities clearing agreements with third party clearing brokers, the Company maintains collateral deposits with each clearing broker in the form of cash. As of June 30, 2017 and 2016, the amount of the collateral deposits included in prepaid expenses and other assets in the Consolidated Statements of Financial Condition was $1.1 million and $1.4 million, respectively. For the six months ended June 30, 2017 and 2016, clearing expenses associated with matched principal transactions were $2.8 million and $3.7 million, respectively, and are classified under clearing costs on the Consolidated Statements of Operations. The Company is exposed to credit risk in the event a counterparty does not fulfill its obligation to complete a transaction or if there is a miscommunication or other error in executing a matched principal transaction. Pursuant to the terms of the securities clearing agreements, each third-party clearing broker has the right to charge the Company for any losses they suffer resulting from a counterparty’s failure on any of the Company’s trades. The Company did not record any liabilities or losses with regard to this right for the six months ended June 30, 2017 and 2016.

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

11. Customer Concentration

During both the six months ended June 30, 2017 and 2016, no single client accounted for more than 10% of total revenue. One institutional investor client accounted for 13.2% and 15.3% of trading volumes during the six months ended June 30, 2017 and 2016, respectively.

12. Share Repurchase Program

In January 2016, the Board of Directors authorized a two-year share repurchase program for up to $25.0 million of the Company’s common stock, which commenced on March 1, 2016. In October 2016, the Board of Directors approved a $50.0 million increase in the size of the repurchase program. For the six months ended June 30, 2017, the Company repurchased 127,894 shares of common stock at a cost of $24.1 million. A total of 283,762 shares have been repurchased under this program. As of June 30, 2017, approximately $27.0 million was available for future repurchase. Shares repurchased under the program will be held in treasury for future use.

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

For the three and six months ended June 30, 2017 and 2016, the U.K. was the only individual foreign country in which the Company had a subsidiary that accounted for 10% or more of the total revenues or total long-lived assets of the Company.  Revenues and long-lived assets are attributed to a geographic area based on the location of the particular subsidiary. Long-lived assets are defined as furniture, equipment, leasehold improvements and capitalized software. Information regarding revenue for the three and six months ended June 30, 2017 and 2016 and long-lived assets as of June 30, 2017 and December 31, 2016 was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(In thousands)
Revenues
United States	$82,654	$82,136	$170,409	$157,507
United Kingdom	14,268	14,027	30,027	26,732
Other	392	476	769	973
Total	$97,314	$96,639	$201,205	$185,212

	As of
	June 30, 2017	December 31, 2016
	(in thousands)
Long-lived assets, as defined
United States	$25,694	$23,370
United Kingdom	8,931	7,713
Other	18	21
Total	$34,643	$31,104

14. Retirement and Deferred Compensation Plans

The Company offers a non-qualified deferred cash incentive plan to certain officers and other employees. Under the plan, eligible employees may defer up to 100% of their annual cash incentive pay.  The Company has elected to fund its deferred compensation obligations through a rabbi trust.  The rabbi trust is subject to creditor claims in the event of insolvency but such assets are not available for general corporate purposes.  Assets held in the rabbi trust are invested in mutual funds, as selected by the participants, which are designated as trading securities and carried at fair value.  As of June 30, 2017 and 2016, the fair value of the mutual fund investments and deferred compensation obligations were $2.9 million and $1.3 million, respectively.  Changes in the fair value of securities held in the rabbi trust are recognized as trading gains and losses and included in other revenues and offsetting increases or decreases in the deferred compensation obligation will be recorded in employee compensation and benefits. For the six months ended June 30, 2017 and 2016, the trading gains and compensation expense were $0.2 million and $0.1 million, respectively.

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

•

to add new content and analytical capabilities to BondTicker™ and expand Axess All™, the first intra-day trade tape for the European fixed-income market, and the other data service offerings provided by Trax® to improve the value of the information we provide to our clients; and

•

to continue to increase and supplement our internal growth by entering into strategic alliances, or acquiring businesses or technologies that will enable us to enter new markets, provide new products or services, or otherwise enhance the value of our platform to our clients. For example, the acquisition of Xtrakter Limited (“Xtrakter”) in February 2013 provided us with an expanded set of technology solutions ahead of incoming pre-and post-trade transparency mandates from MiFID II in Europe. In recent years, we entered into, and expanded, a strategic alliance with BlackRock, Inc. (“BlackRock”) to combine BlackRock’s order flow with our Open Trading™ solution to improve the range of trading connections available to global credit market participants. In 2016, we entered into an agreement with S&P Dow Jones Indices to jointly develop indices that will track the most liquid segments of the U.S. corporate bond market.

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

In general, we compete on the basis of a number of key factors, including, among others, the liquidity provided on our platform, the level of commissions charged for trades executed on our platform, the magnitude and frequency of price improvement enabled by our platform and the quality and speed of execution. We believe that our ability to grow volumes and revenues will largely depend on our performance with respect to these factors.

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

Similar to the U.S., regulatory bodies in Europe are developing new rules for the fixed-income markets. MiFID II and MiFIR were approved in June 2014 and introduce changes in market structure designed to: (i) enhance pre- and post-trade transparency for fixed-income instruments with the scope of requirements calibrated for liquidity, (ii) increase and enhance post-trade reporting obligations with a requirement to submit post-trade data to Approved Reporting Mechanisms, (iii) ensure trading of certain derivatives occurs on regulated trading venues and (iv) establish a consolidated tape for trade data.  While some of the technical advice underpinning MiFID II have not yet been finalized, MiFID II will have a significant impact in these areas, as well as on corporate governance and investor protection.  MiFID II and MiFIR are expected to take effect in January 2018. The final rules may have an adverse effect on our operations or our ability to provide our electronic trading platform in a manner that can successfully compete against other types of regulated and non-regulated venues for the fixed-income trading needs of our clients. In addition, MiFID II is expected to cause us to expend significantly more compliance, business and technology resources, incur additional operational costs and create additional regulatory exposure for our trading and post-trade businesses. While we generally believe the net impact of the rules and regulations may be positive for our businesses, unintended consequences of the rules and regulations may adversely affect us in ways yet to be determined.

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

Critical Accounting Policies and Estimates

This Management’s Discussion and Analysis of Financial Condition and Results of Operations discusses our Consolidated Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the United States, also referred to as U.S. GAAP. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the reported amounts of income and expenses during the reporting periods. We base our estimates and judgments on historical experience and on various other factors that we believe are reasonable under the circumstances. Actual results may differ from these estimates under varying assumptions or conditions. Note 2 of the Notes to our Consolidated Financial Statements includes a summary of the significant accounting policies and methods used in the preparation of our Consolidated Financial Statements.  There were no significant changes to our critical accounting policies and estimates during the six months ended June 30, 2017, as compared to those we disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2016.

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

Results of Operations

Three Months Ended June 30, 2017 Compared to Three Months Ended June 30, 2016

Overview

Total revenues increased by $0.7 million or 0.7% to $97.3 million for the three months ended June 30, 2017, from $96.6 million for the three months ended June 30, 2016. This increase in total revenues was primarily due to higher commissions of $0.8 million.  A 10.1% change in the average foreign currency exchange rates of the British Pound Sterling compared to the U.S. dollar from the three months ended June 30, 2016 to the three months ended June 30, 2017 had the effect of decreasing revenues by $1.3 million.

Total expenses increased by $1.7 million or 3.6% to $47.7 million for the three months ended June 30, 2017, from $46.1 million for the three months ended June 30, 2016. This increase was primarily due to higher marketing and advertising expenses of $1.0 million and general and administrative expenses of $0.7 million. The change in average foreign currency exchange rates had the effect of decreasing expenses by $1.5 million in the three months ended June 30, 2017.

Income before taxes decreased by $1.0 million or 1.9% to $49.6 million for the three months ended June 30, 2017, from $50.6 million for the three months ended June 30, 2016. Net income increased by $4.9 million or 14.8% to $38.0 million for the three months ended June 30, 2017, from $33.1 million for three months ended June 30, 2016.

Revenues

Our revenues for the three months ended June 30, 2017 and 2016, and the resulting dollar and percentage changes, were as follows:

	Three Months Ended June 30,
	2017		2016
	($ in thousands)
	$	% of Revenues	$	% of Revenues	$ Change	% Change
Commissions	$87,015	89.4%	$86,239	89.3%	$776	0.9%
Information and post-trade services	8,272	8.5	8,586	8.9	(314)	(3.7)
Investment income	840	0.9	517	0.5	323	62.5
Other	1,187	1.2	1,297	1.3	(110)	(8.5)
Total revenues	$97,314	100.0%	$96,639	100.0%	$675	0.7%

Commissions. Our commission revenues for the three months ended June 30, 2017 and 2016, and the resulting dollar and percentage changes, were as follows:

	Three Months Ended June 30,
	2017	2016	$ Change	% Change
	($ in thousands)
Variable transaction fees
U.S. high-grade	$32,868	$35,771	$(2,903)	(8.1)%
Other credit	37,145	33,826	3,319	9.8
Liquid products	570	678	(108)	(15.9)
Total variable transaction fees	70,583	70,275	308	0.4
Distribution fees
U.S. high-grade	15,930	14,297	1,633	11.4
Other credit	384	1,471	(1,087)	(73.9)
Liquid products	118	196	(78)	(39.8)
Total distribution fees	16,432	15,964	468	2.9
Total commissions	$87,015	$86,239	$776	0.9%

Variable Transaction Fees

The following table shows the extent to which the increase in variable transaction fees for the three months ended June 30, 2017 was attributable to changes in transaction volumes and variable transaction fees per million:

	Change from the Three Months Ended June 30, 2016
	U.S. High-Grade	Other Credit	Liquid Products	Total
	($ in thousands)
Volume increase (decrease)	$2,694	$3,457	$(169)	$5,982
Variable transaction fee per million (decrease) increase	(5,597)	(138)	61	(5,674)
Total (decrease) increase in variable commissions	$(2,903)	$3,319	$(108)	$308

Our trading volumes for the three months ended June 30, 2017 and 2016 were as follows:

	Three Months Ended June 30,
	2017	2016	$ Change	% Change
Trading Volume Data (in millions)
U.S. high-grade - fixed rate	$195,717	$183,107	$12,610	6.9%
U.S. high-grade - floating rate	7,870	6,220	1,650	26.5
Total U.S. high grade	203,587	189,327	14,260	7.5
Other credit	144,574	131,168	13,406	10.2
Liquid products	13,345	17,781	(4,436)	(24.9)
Total	$361,506	$338,276	$23,230	6.9%

Number of U.S. Trading Days	63	64
Number of U.K. Trading Days	61	63

For volume reporting purposes, transactions in foreign currencies are converted to U.S. dollars at average monthly rates. The 7.5% increase in our U.S. high-grade volume was principally due to an increase in our estimated market share of total U.S. high-grade corporate bond volume as reported by Financial Industry Regulatory Authority (“FINRA”) Trade Reporting and Compliance Engine (“TRACE”) to 17.0% for the three months ended June 30, 2017 from 16.1% for the three months ended June 30, 2016. Overall U.S. high-grade market volume as measured by TRACE was $1.2 trillion for both the three months ended June 30, 2017 and 2016.

Other credit volumes increased by 10.2% for the three months ended June 30, 2017 compared to the three months ended June 30, 2016, primarily due to an increase of 39.2% in emerging markets bond volume, offset by decreases of 15.2% in Eurobond volume and 9.5% in high-yield bond volume. Liquid products volume (excluding credit derivatives) decreased by 24.9% for the three months ended June 30, 2017 compared to the three months ended June 30, 2016, due mainly to a 34.7% decrease in U.S. agency bond market volume as reported by TRACE.

Our average variable transaction fee per million for the three months ended June 30, 2017 and 2016 was as follows:

	Three Months Ended June 30,
	2017	2016
Average Variable Transaction fee per million
U.S. high-grade - fixed rate	$165	$194
U.S. high-grade - floating rate	63	36
Total U.S. high-grade	162	189
Other credit	257	258
Liquid products	43	38
Total	195	208

Total U.S. high-grade average variable transaction fee per million decreased to $162 per million for the three months ended June 30, 2017 from $189 per million for the three months ended June 30, 2016, mainly due to a decrease in the duration of bonds traded and an increase in the number of larger sized trades. Other credit average variable transaction fee per million decreased to $257 per million for the three months ended June 30, 2017 from $258 million for the three months ended June 30, 2016, mainly due to a larger percentage of trading volume in emerging market bonds that command lower fees per million offset by an increase in Eurobond fees per million as a result of the change in structure of our Eurobond fee plan which was implemented in the fourth quarter of 2016.

Distribution Fees

U.S. high-grade distribution fees increased $1.6 million principally due to the migration of certain of our broker-dealer clients from an all-variable fee plan to a plan that incorporates a monthly distribution fee.  The $1.1 million decrease in Other credit distribution fees principally relates to the change in Eurobond fee plan structure. The new Eurobond bond fee plan structure contains standardized minimum monthly commitments and variable transaction fees.

Information and Post-Trade Services. Information and post-trade services revenue decreased $0.3 million for the three months ended June 30, 2017. The negative impact of foreign exchange of $0.6 million and lower post-trade transaction reporting revenue was partially offset by a $0.6 million increase in revenue from new data contracts. Our transaction reporting business processed 252 million transactions for the three months ended June 30, 2017 compared to 289 million for the three months ended June 30, 2016.

Investment Income. Investment income increased by $0.3 million primarily due to higher investment balances and an increase in interest rates in 2017.

Other. Other income was $1.2 million and $1.3 million for the three months ended June 30, 2017 and 2016, respectively.

Expenses

Our expenses for the three months ended June 30, 2017 and 2016, and the resulting dollar and percentage changes, were as follows:

	Three Months Ended June 30,
	2017		2016
	($ in thousands)
	$	% of Revenues	$	% of Revenues	$ Change	% Change
Expenses
Employee compensation and benefits	$25,421	26.1%	$25,815	26.7%	$(394)	(1.5)%
Depreciation and amortization	4,790	4.9	4,540	4.7	250	5.5
Technology and communications	4,822	5.0	4,277	4.4	545	12.7
Professional and consulting fees	4,086	4.2	4,245	4.4	(159)	(3.7)
Occupancy	1,422	1.5	1,225	1.3	197	16.1
Marketing and advertising	2,782	2.9	1,824	1.9	958	52.5
Clearing costs	1,517	1.6	1,953	2.0	(436)	(22.3)
General and administrative	2,901	3.0	2,209	2.3	692	31.3
Total expenses	$47,741	49.1%	$46,088	47.7%	$1,653	3.6%

Employee Compensation and Benefits. Employee compensation and benefits decreased by $0.4 million, primarily due to lower employee incentive compensation of $1.0 million, which is tied to operating performance, offset by an increase of $0.6 million in salaries and benefits, principally as a result of higher employee headcount.

Depreciation and Amortization. Depreciation and amortization increased by $0.3 million primarily due to a $0.2 million increase in amortization of leasehold improvements and a $0.1 million increase in amortization for software development costs. For the three months ended June 30, 2017 and 2016, $1.6 million and $1.3 million, respectively, of equipment purchases and leasehold improvements and $3.5 million and $3.1 million, respectively, of software development costs were capitalized.

Technology and Communications.  Technology and communication expenses increased by $0.5 million due to higher market data costs of $0.3 million and software costs of $0.2 million.

Professional and Consulting Fees. Professional and consulting fees decreased by $0.2 million primarily due to a reduction in risk consulting services of $0.2 million and recruiting fees of $0.2 million, offset by a $0.2 million increase in consulting fees related to MiFID II.

Occupancy. Occupancy costs increased by $0.2 million primarily due to the lease of additional office space to accommodate our increased headcount.

Marketing and Advertising. Marketing and advertising expenses increased by $1.0 million due to higher advertising costs of $0.4 million associated with our Open Trading™ protocols and travel and entertainment expenses related to sales activities of $0.3 million.

Clearing Costs. Clearing costs decreased by $0.4 million. During the third quarter 2016, we amended the terms of our agreements with our third-party clearing brokers which resulted in a reduction in transaction and other clearing costs.  Third-party clearing costs as a percentage of matched principal trading revenue decreased from 22.0% for the three months ended June 30, 2016 to 13.5% for the three months ended June 30, 2017.

General and Administrative. General and administrative expenses increased by $0.7 million principally due to a decrease in foreign currency transaction gains of $0.3 million and an increase in general travel and entertainment expenses of $0.2 million.

Provision for Income Tax. Our consolidated effective tax rate for the three months ended June 30, 2017 was 23.3%, compared to 34.5% for the three months ended June 30, 2016. The tax provision for the three months ended June 30, 2017 includes excess tax benefits of $5.3 million relating to a new standard for share-based payments accounting adopted effective January 1, 2017.  Our consolidated effective tax rate can vary from period to period depending on the geographic mix of our earnings, changes in tax legislation and tax rates and the amount and timing of excess tax benefits related to share-based payments, among other factors.

Six Months Ended June 30, 2017 Compared to Six Months Ended June 30, 2016

Overview

Total revenues increased by $16.0 million or 8.6% to $201.2 million for the six months ended June 30, 2017, from $185.2 million for the six months ended June 30, 2016. This increase in total revenues was primarily due to higher commissions of $15.7 million.  An 11.7% change in the average foreign currency exchange rates of the British Pound Sterling compared to the U.S. dollar from the six months ended June 30, 2016 to the six months ended June 30, 2017 had the effect of decreasing revenues by $3.2 million.

Total expenses increased by $5.7 million or 6.4% to $96.0 million for the six months ended June 30, 2017, from $90.3 million for the six months ended June 30, 2016. This increase was primarily due to higher employee compensation and benefits of $2.5 million and general and administrative expenses of $1.3 million. The change in average foreign currency exchange rates had the effect of decreasing expenses by $3.3 million in the six months ended June 30, 2017.

Income before taxes increased by $10.3 million or 10.8% to $105.2 million for the six months ended June 30, 2017, from $94.9 million for the six months ended June 30, 2016. Net income increased by $18.4 million or 29.6% to $80.5 million for the six months ended June 30, 2017, from $62.1 million for six months ended June 30, 2016.

Revenues

Our revenues for the six months ended June 30, 2017 and 2016, and the resulting dollar and percentage changes, were as follows:

	Six Months Ended June 30,
	2017		2016
	($ in thousands)
	$	% of Revenues	$	% of Revenues	$ Change	% Change
Commissions	$181,037	90.0%	$165,332	89.3%	$15,705	9.5%
Information and post-trade services	16,088	8.0	16,365	8.8	(277)	(1.7)
Investment income	1,587	0.8	935	0.5	652	69.7
Other	2,493	1.2	2,580	1.4	(87)	(3.4)
Total revenues	$201,205	100.0%	$185,212	100.0%	$15,993	8.6%

Commissions. Our commission revenues for the six months ended June 30, 2017 and 2016, and the resulting dollar and percentage changes, were as follows:

	Six Months Ended June 30,
	2017	2016	$ Change	% Change
	($ in thousands)
Variable transaction fees
U.S. high-grade	$68,391	$67,339	$1,052	1.6%
Other credit	78,840	64,747	14,093	21.8
Liquid products	1,200	1,298	(98)	(7.6)
Total variable transaction fees	148,431	133,384	15,047	11.3
Distribution fees
U.S. high-grade	31,680	28,521	3,159	11.1
Other credit	664	2,971	(2,307)	(77.7)
Liquid products	262	456	(194)	(42.5)
Total distribution fees	32,606	31,948	658	2.1
Total commissions	$181,037	$165,332	$15,705	9.5%

Variable Transaction Fees

The following table shows the extent to which the increase in variable transaction fees for the six months ended June 30, 2017 was attributable to changes in transaction volumes and variable transaction fees per million:

	Change from the Six Months Ended June 30, 2016
	U.S. High-Grade	Other Credit	Liquid Products	Total
	($ in thousands)
Volume increase (decrease)	$10,260	$14,653	$(175)	$24,738
Variable transaction fee per million (decrease) increase	(9,208)	(560)	77	(9,691)
Total increase (decrease) in variable commissions	$1,052	$14,093	$(98)	$15,047

Our trading volumes for the six months ended June 30, 2017 and 2016 were as follows:

	Six Months Ended June 30,
	2017	2016	$ Change	% Change
Trading Volume Data (in millions)
U.S. high-grade - fixed rate	$407,691	$353,326	$54,365	15.4%
U.S. high-grade - floating rate	15,290	13,727	1,563	11.4
Total U.S. high grade	422,981	367,053	55,928	15.2
Other credit	304,298	248,142	56,156	22.6
Liquid products	28,651	33,102	(4,451)	(13.4)
Total	$755,930	$648,297	$107,633	16.6%

Number of U.S. Trading Days	125	125
Number of U.K. Trading Days	125	125

For volume reporting purposes, transactions in foreign currencies are converted to U.S. dollars at average monthly rates. The 15.2% increase in our U.S. high-grade volume was principally due to an increase in our estimated market share of total U.S. high-grade corporate bond volume as reported by TRACE to 16.4% for the six months ended June 30, 2017 from 15.5% for the six months ended June 30, 2016, coupled with an increase in overall market volume as measured by TRACE. U.S. high-grade TRACE volume increased 8.5% to $2.6 trillion for the six months ended June 30, 2017 from $2.4 trillion for the six months ended June 30, 2016.

Other credit volumes increased by 22.6% for the six months ended June 30, 2017 compared to the six months ended June 30, 2016. Emerging markets bond volume increased 53.0%, while Eurobond and high-yield bond volume each changed less than 1.0%.  Liquid products volume (excluding credit derivatives) decreased by 13.4% for the six months ended June 30, 2017 compared to the six months ended June 30, 2016, due mainly to a 25.6% decrease in U.S. agency bond market volume as reported by TRACE.

Our average variable transaction fee per million for the six months ended June 30, 2017 and 2016 was as follows:

	Six Months Ended June 30,
	2017	2016
Average Variable Transaction fee per million
U.S. high-grade - fixed rate	$166	$189
U.S. high-grade - floating rate	59	36
Total U.S. high-grade	162	183
Other credit	259	261
Liquid products	42	39
Total	196	206

Total U.S. high-grade average variable transaction fee per million decreased to $162 per million for the six months ended June 30, 2017 from $183 per million for the six months ended June 30, 2016, mainly due to a decrease in the duration of bonds traded and an increase in the number of larger sized trades. Other credit average variable transaction fee per million decreased to $259 per million for the six months ended June 30, 2017 from $261 million for the six months ended June 30, 2016, mainly due to a larger percentage of trading volume in high-yield protocols that command lower fees per million offset by an increase in Eurobond fees per million as a result of the change in structure of our Eurobond fee plan.

Distribution Fees

U.S. high-grade distribution fees increased $3.2 million principally due to the migration of certain of our broker-dealer clients from an all-variable fee plan to a plan that incorporates a monthly distribution fee.  The $2.3 million decrease in Other credit distribution fees principally relates to the change in Eurobond fee plan structure implemented in the fourth quarter of 2016. The new Eurobond bond fee plan structure contains standardized minimum monthly commitments and variable transaction fees.

Information and Post-Trade Services. Information and post-trade services revenue decreased by $0.3 million for the six months ended June 30, 2017 and 2016, respectively. The negative impact of foreign exchange of $1.5 million and lower post-trade transaction reporting revenue was partially offset by a $1.5 million increase in revenue from new data contracts.  Our transaction reporting business processed 523 million transactions for the six months ended June 30, 2017 compared to 590 million for the six months ended June 30, 2016.

Investment Income. Investment income increased by $0.7 million primarily due to higher investment balances and an increase in interest rates in 2017.

Other. Other income was $2.5 million and $2.6 million for the six months ended June 30, 2017 and 2016, respectively.

Expenses

Our expenses for the six months ended June 30, 2017 and 2016, and the resulting dollar and percentage changes, were as follows:

	Six Months Ended June 30,
	2017		2016
	($ in thousands)
	$	% of Revenues	$	% of Revenues	$ Change	% Change
Expenses
Employee compensation and benefits	$52,822	26.3%	$50,342	27.2%	$2,480	4.9%
Depreciation and amortization	9,483	4.7	9,221	5.0	262	2.8
Technology and communications	9,407	4.7	8,581	4.6	826	9.6
Professional and consulting fees	8,365	4.2	8,107	4.4	258	3.2
Occupancy	2,826	1.4	2,386	1.3	440	18.4
Marketing and advertising	4,668	2.3	3,602	1.9	1,066	29.6
Clearing costs	2,844	1.4	3,719	2.0	(875)	(23.5)
General and administrative	5,610	2.8	4,333	2.3	1,277	29.5
Total expenses	$96,025	47.7%	$90,291	48.8%	$5,734	6.4%

Employee Compensation and Benefits. Employee compensation and benefits increased by $2.5 million, primarily due to a $2.0 million increase in salaries, taxes and benefits, principally as a result of higher employee headcount, and a $0.4 million increase in stock-based compensation.

Depreciation and Amortization. Depreciation and amortization increased by $0.3 million primarily due to a $0.4 million increase in amortization of leasehold improvements. For the six months ended June 30, 2017 and 2016, $5.8 million and $3.9 million, respectively, of equipment purchases and leasehold improvements and $6.7 million and $6.1 million, respectively, of software development costs were capitalized.

Technology and Communications.  Technology and communication expenses increased by $0.8 million due to higher software costs of $0.4 million and market data costs of $0.3 million.

Professional and Consulting Fees. Professional and consulting fees increased by $0.3 million primarily due to higher consulting fees of $0.4 million related to MiFID II and $0.2 million in legal fees, offset by lower recruiting fees of $0.4 million.

Occupancy. Occupancy costs increased by $0.4 million primarily due to the lease of additional office space to accommodate our increased headcount.

Marketing and Advertising. Marketing and advertising expenses increased by $1.1 million due to higher advertising costs of $0.5 million associated with our Open Trading™ protocols and travel and entertainment expenses related to sales activities of $0.3 million.

Clearing Costs. Clearing costs decreased by $0.9 million. During the third quarter 2016, we amended the terms of our agreements with our third-party clearing brokers which resulted in a reduction in transaction and other clearing costs.  Third-party clearing costs as a percentage of matched principal trading revenue decreased from 22.7% for the six months ended June 30, 2016 to 12.3% for the six months ended June 30, 2017.

General and Administrative. General and administrative expenses increased by $1.3 million principally due to a decrease in foreign currency transaction gains of $0.7 million and an increase in general travel and entertainment expenses of $0.3 million.

Provision for Income Tax. Our consolidated effective tax rate for the six months ended June 30, 2017 was 23.5%, compared to 34.6% for the six months ended June 30, 2016. The tax provision for the six months ended June 30, 2017 includes excess tax benefits of $11.0 million relating to a new standard for share-based payments accounting adopted effective January 1, 2017.  Our consolidated effective tax rate can vary from period to period depending on the geographic mix of our earnings, changes in tax legislation and tax rates and the amount and timing of excess tax benefits related to share-based payments, among other factors.

Liquidity and Capital Resources

During the past three years, we have met our funding requirements through cash on hand and internally generated funds. Cash and cash equivalents and investments totaled $365.5 million at June 30, 2017.

In January 2013, we entered into a three-year credit agreement that provided for revolving loans and letters of credit up to an aggregate of $50.0 million. In October 2015, we entered into an amended and restated credit agreement (the “Credit Agreement”) that increased our borrowing capacity to an aggregate of $100.0 million, including a $5.0 million sub-limit for standby letters of credit. The Credit Agreement will mature in October 2017. As of June 30, 2017, we had $1.0 million in letters of credit outstanding and $99.0 million in available borrowing capacity under the Credit Agreement. Subject to satisfaction of certain specified conditions, we are permitted to upsize the borrowing capacity under the Credit Agreement by an additional $50.0 million.

Our cash flows were as follows:

	Six Months Ended June 30,
	2017	2016	$ Change	% Change
	($ in thousands)
Net cash provided by (used in) operating activities	$69,118	$(20,096)	$89,214	(443.9)%
Net cash (used in) provided by investing activities	(54,337)	1,988	(56,325)	(2,833.2)
Net cash (used in) financing activities	(55,455)	(28,160)	(27,295)	96.9
Effect of exchange rate changes on cash and cash equivalents	574	(185)	759	(410.3)
Net (decrease) for the period	$(40,100)	$(46,453)	$6,353	(13.7)%

The $89.2 million increase in net cash provided by operating activities was primarily due to a decrease in net purchases of corporate debt trading investments of $72.3 million and an increase in net income of $18.4 million.

The $56.3 million increase in net cash used in investing activities was primarily due to increases of $53.8 million in net purchases of available-for-sale investments and capital expenditures of $2.4 million.

The $27.3 million increase in net cash used in financing activities was principally due to an increase of $18.7 million in repurchases of our common stock, a $5.2 million increase in the cash dividend paid on common stock and higher withholding tax payments on restricted stock vesting and stock option exercises of $2.5 million.

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

The table set forth below presents a reconciliation of our cash flow from operating activities to Free Cash Flow, as defined, for the twelve months ended June 30, 2017 and 2016:

	Twelve months ended June 30,
	2017	2016
	($ in thousands)
Cash flow from operating activities	$178,076	$50,932
Add: Net purchases of corporate debt trading investments	1,910	72,396
Add: Excess tax benefits from share-based compensation previously recorded under financing activities	885	9,128
Less: Purchases of furniture, equipment and leasehold improvements	(8,258)	(6,354)
Less: Capitalization of software development costs	(12,643)	(11,915)
Free Cash Flow	$159,970	$114,187

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

Certain of our U.S. subsidiaries are registered as a broker-dealer or a SEF and therefore are subject to the applicable rules and regulations of the SEC and the CFTC. These rules contain minimum net capital requirements, as defined in the applicable regulations, and also may require a significant part of the registrants’ assets be kept in relatively liquid form. Certain of our foreign subsidiaries are regulated by the Financial Conduct Authority in the U.K. or Ontario Securities Commission in Canada and must maintain financial resources, as defined in the applicable regulations, in excess of the applicable financial resources requirement. As of June 30, 2017, each of our subsidiaries that are subject to these regulations had net capital or financial resources in excess of their minimum requirements. As of June 30, 2017, our subsidiaries maintained aggregate net capital and financial resources that were $136.0 million in excess of the required levels of $10.5 million.

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

As of June 30, 2017, the amount of unrestricted cash held by our non-U.S. subsidiaries was $75.0 million. We have determined that unremitted earnings of our foreign subsidiaries are considered indefinitely reinvested outside of the U.S. Any repatriation of such foreign earnings by way of dividend may be subject to both U.S. federal and state income taxes, reduced by applicable foreign tax credits. However, we do not have any current needs or foreseeable plans to repatriate cash by way of dividends from our non-U.S. subsidiaries.

We execute certain bond transactions between and among institutional investor and broker-dealer clients on a matched principal basis by serving as counterparty to both the buyer and the seller in trades which settle through third-party clearing brokers. Settlement typically occurs within one to three trading days after the trade date. Cash settlement of the transaction occurs upon receipt or delivery of the underlying instrument that was traded. For the six months ended June 30, 2017 and 2016, revenues from matched principal trading were approximately $23.2 million and $16.4 million, respectively. Under securities clearing agreements with third-party clearing brokers, we maintain collateral deposits with each clearing broker in the form of cash. As of June 30, 2017 and 2016, the amount of the collateral deposits included in prepaid expenses and other assets in the Consolidated Statements of Financial Condition was $1.1 million and $1.4 million, respectively. For the six months ended June 30, 2017, and 2016, clearing expenses associated with matched principal transactions were $2.8 million and $3.7 million, respectively, and are classified under clearing costs on our Consolidated Statements of Operations. We are exposed to credit risk in the event a counterparty does not fulfill its obligation to complete a transaction or if there is a miscommunication or other error in executing a matched principal transaction. Pursuant to the terms of the securities clearing agreements, each third-party clearing broker has the right to charge us for any losses they suffer resulting from a counterparty’s failure on any of our trades. We did not record any liabilities or losses with regard to this right for the six months ended June 30, 2017 and 2016.

In the normal course of business, we enter into contracts that contain a variety of representations, warranties and general indemnifications. Our maximum exposure from any claims under these arrangements is unknown, as this would involve claims that have not yet occurred. However, based on past experience, we expect the risk of loss to be remote.

In January 2016, our Board of Directors authorized a two-year share repurchase program for up to $25.0 million of our common stock. In October 2016, our Board of Directors approved a $50.0 million increase in the size of the share repurchase program. Shares repurchased under the program will be held in treasury for future use. As of June 30, 2017, approximately $27.0 million remained authorized for repurchase under the current program.

In July 2017, our Board of Directors approved a quarterly cash dividend of $0.33 per share payable on August 24, 2017 to stockholders of record as of the close of business on August 10, 2017. Any future declaration and payment of dividends will be at the sole discretion of our Board of Directors. Our Board of Directors may take into account such matters as general business conditions, our financial results, capital requirements, contractual obligations, legal, and regulatory restrictions on the payment of dividends to our stockholders or by our subsidiaries to their respective parent entities, and any such other factors as the Board of Directors may deem relevant.

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

Contractual Obligations and Commitments

As of June 30, 2017, we had the following contractual obligations and commitments:

	Payments due by period
	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 - years
	($ in thousands)
Operating leases	$144,646	$4,544	$16,639	$19,950	$103,513
Foreign currency forward contract	79,425	79,425	—	—	—
	$224,071	$83,969	$16,639	$19,950	$103,513

During 2016, we entered into non-cancelable lease agreements for approximately 108,000 square feet of office space that commence on or after December 1, 2016 that expire through December 31, 2033.  The aggregate minimum rental commitment remaining under such leases is $126.8 million.

We enter into foreign currency forward contracts to hedge our exposure to variability in certain foreign currency cash flows resulting from the net investment in our U.K. subsidiaries. As of June 30, 2017, the notional value of the foreign currency forward contract outstanding was $79.4 million and the fair value of the liability was $2.3 million.

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

As of June 30, 2017, we had $234.4 million of investments, which were invested in corporate bonds and classified as securities available-for-sale or trading securities. Adverse movements, such as a 10% decrease in the value of these securities or a downturn or disruption in the markets for these securities, could result in a substantial loss. In addition, principal gains and losses resulting from these securities could on occasion have a disproportionate effect, positive or negative, on our financial condition and results of operations for any particular reporting period.

Interest Rate Risk

Interest rate risk represents our exposure to interest rate changes with respect to our cash, cash equivalents and investments. As of June 30, 2017, our cash and cash equivalents and investments amounted to $365.5 million. A hypothetical five basis point decrease in short-term interest rates would decrease our annual pre-tax earnings by approximately $0.2 million, assuming no change in the amount or composition of our cash, cash equivalents and investments.

As of June 30, 2017, a hypothetical 100 basis point increase or decrease in interest rates would decrease or increase the fair value of the available-for-sale investment portfolio by approximately $1.3 million, assuming no change in the amount or composition of the investments.  The hypothetical unrealized gain (loss) of $1.3 million would be recognized in other comprehensive income on the Consolidated Statements of Financial Condition.

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

During the twelve months ended June 30, 2017, approximately 13.6% of our revenue and 29.1% of our expenses were denominated in currencies other than the U.S. dollar, most notably the British Pound Sterling.   Based on actual results over the past year, a hypothetical 10% increase or decrease in the U.S. dollar against all other currencies would have increased or decreased revenue by approximately $5.2 million and operating expenses by approximately $5.4 million.

Derivative Risk

Our limited derivative risk stems from our activities in the foreign currency forward contract market. We use this market to mitigate our U.S. dollar versus British Pound Sterling exposure that arises from the activities of our U.K. subsidiaries. As of June 30, 2017, the fair value of the notional amount of our foreign currency forward contract was $79.4 million. We do not speculate in any derivative instruments.

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

Item 4. Controls and Procedures

(a)  Evaluation of Disclosure Controls and Procedures. Our management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our “disclosure controls and procedures,” as that term is defined in Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of June 30, 2017. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective to ensure that information required to be disclosed by MarketAxess in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and to ensure that information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

(b)  Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2017 identified in connection with the evaluation thereof by our management, including the Chief Executive Officer and Chief Financial Officer, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

During the quarter ended June 30, 2017, we repurchased the following shares of common stock:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans and Programs	Dollar Value of Shares That May Yet Be Purchased Under the Plans and Programs
				(in thousands)
April 1, 2017 -- April 30, 2017	19,272	$183.81	18,900	$35,441
May 1, 2017 -- May 31, 2017	22,312	188.27	21,800	31,338
June 1, 2017 -- June 30, 2017	23,444	199.04	21,877	26,973
	65,028	$190.83	62,577

During the three months ended June 30, 2017, we repurchased 65,028 shares of common stock.  The repurchases included 2,451 shares surrendered by employees to us to satisfy the withholding tax obligations upon the vesting of restricted shares and 62,577 shares repurchased in connection with our share repurchase program.

In January 2016, our Board of Directors authorized a two-year share repurchase program for up to $25.0 million of our common stock. In October 2016, our Board of Directors approved a $50.0 million increase in the size of the current share repurchase program. Shares repurchased under the program will be held in treasury for future use.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Listing:

Number	Description
10.1*†	Restricted Stock Agreement Pursuant to the MarketAxess Holdings Inc. 2012 Incentive Plan, dated as of April 1, 2017, by and between MarketAxess Holdings, Inc. and Christophe Roupie
10.2

Amendment Number One to the MarketAxess Holdings Inc. 2012 Incentive Plan as Amended and Restated Effective June 7, 2016 (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K dated April 21, 2017)

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

**

Attached as Exhibit 101 to this Quarterly Report on Form 10-Q are the following materials, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Financial Condition as of June 30, 2017 and December 31, 2016; (ii) Consolidated Statements of Operations for the Three and Six Months Ended June 30, 2017 and 2016; (iii) Consolidated Statements of Comprehensive Income for the Three and Six Months Ended June 30, 2017 and 2016; (iv) Consolidated Statement of Stockholders’ Equity for the Six Months Ended June 30, 2017; (v) Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2017 and 2016; and (vi) Notes to the Consolidated Financial Statements.

†	Certain portions of this exhibit have been omitted pursuant to a request for confidential treatment.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MARKETAXESS HOLDINGS INC.

Date: July 27, 2017	By:	/s/ RICHARD M. MCVEY
Richard M. McVey
Chief Executive Officer
(principal executive officer)

Date: July 27, 2017	By:	/s/ ANTONIO L. DELISE
Antonio L. DeLise
Chief Financial Officer
(principal financial and accounting officer)