Form 10-Q
period 2017-09-30
MARKETAXESS HOLDINGS INC
filed 2017-10-27
CIK 1278021

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

or

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

As of October 26, 2017, the number of shares of the Registrant’s voting common stock outstanding was 37,536,939.

MARKETAXESS HOLDINGS INC.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2017

PART I — Financial Information

Item 1. Financial Statements

MARKETAXESS HOLDINGS INC.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Unaudited)

	As of
	September 30, 2017	December 31, 2016
	(In thousands, except share and per share amounts)
ASSETS
Cash and cash equivalents	$138,992	$168,243
Investments, at fair value	237,221	194,404
Accounts receivable, net of allowance of $71 and $82 as of September 30, 2017 and December 31, 2016, respectively	63,027	50,668
Goodwill and intangible assets, net of accumulated amortization	63,155	63,443
Furniture, equipment, leasehold improvements and capitalized software, net of accumulated depreciation and amortization	35,321	31,104
Prepaid expenses and other assets	16,174	11,618
Deferred tax assets, net	8,457	8,562
Total assets	$562,347	$528,042

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Accrued employee compensation	$31,027	$34,783
Income and other tax liabilities	4,507	7,582
Deferred revenue	3,191	2,515
Accounts payable, accrued expenses and other liabilities	12,714	15,149
Total liabilities	51,439	60,029

Commitments and Contingencies (Note 10)

Stockholders' equity
Preferred stock, $0.001 par value, 4,855,000 shares authorized, no shares issued and outstanding as of September 30, 2017 and December 31, 2016	—	—
Series A Preferred Stock, $0.001 par value, 110,000 shares authorized, no shares issued and outstanding as of September 30, 2017 and December 31, 2016	—	—
Common stock voting, $0.003 par value, 110,000,000 shares authorized, 40,296,774 shares and 40,106,360 shares issued and 37,547,951 shares and 37,543,775 shares outstanding as of September 30, 2017 and December 31, 2016, respectively	121	120
Common stock non-voting, $0.003 par value, 10,000,000 shares authorized, no shares issued and outstanding as of September 30, 2017 and December 31, 2016	—	—
Additional paid-in capital	342,113	342,311
Treasury stock - Common stock voting, at cost, 2,748,823 and 2,562,585 shares as of September 30, 2017 and December 31, 2016, respectively	(153,682)	(117,330)
Retained earnings	332,506	255,140
Accumulated other comprehensive loss	(10,150)	(12,228)
Total stockholders' equity	510,908	468,013
Total liabilities and stockholders' equity	$562,347	$528,042

The accompanying notes are an integral part of these consolidated financial statements.

MARKETAXESS HOLDINGS INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(In thousands, except share and per share amounts)
Revenues
Commissions	$86,270	$81,456	$267,307	$246,788
Information and post-trade services	8,372	7,322	24,460	23,687
Investment income	964	534	2,551	1,469
Other	1,095	959	3,588	3,539
Total revenues	96,701	90,271	297,906	275,483

Expenses
Employee compensation and benefits	25,595	23,914	78,417	74,256
Depreciation and amortization	4,583	4,325	14,066	13,546
Technology and communications	5,035	4,245	14,442	12,826
Professional and consulting fees	5,547	4,342	13,912	12,449
Occupancy	1,795	1,220	4,621	3,606
Marketing and advertising	2,089	2,140	6,757	5,742
Clearing costs	1,476	1,035	4,320	4,754
General and administrative	3,364	2,696	8,974	7,029
Total expenses	49,484	43,917	145,509	134,208
Income before income taxes	47,217	46,354	152,397	141,275
Provision for income taxes	13,087	15,436	37,781	48,268
Net income	$34,130	$30,918	$114,616	$93,007

Net income per common share
Basic	$0.93	$0.84	$3.11	$2.52
Diluted	$0.90	$0.82	$3.01	$2.46

Cash dividends declared per common share	$0.33	$0.26	$0.99	$0.78

Weighted average shares outstanding
Basic	36,865	36,889	36,856	36,847
Diluted	38,019	37,792	38,069	37,738

The accompanying notes are an integral part of these consolidated financial statements.

MARKETAXESS HOLDINGS INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(In thousands)
Net income	$34,130	$30,918	$114,616	$93,007
Net cumulative translation adjustment and foreign currency exchange hedge, net of tax of $(953), $346, $(2,586) and $4,448, respectively	1,102	(1,052)	2,061	(5,093)
Net unrealized gain (loss) on securities available-for-sale, net of tax of $16, $(27), $10 and $109, respectively	26	(44)	17	177
Comprehensive income	$35,258	$29,822	$116,694	$88,091

The accompanying notes are an integral part of these consolidated financial statements.

MARKETAXESS HOLDINGS INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

	Common Stock Voting	Additional Paid-In Capital	Treasury Stock - Common Stock Voting	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
	(In thousands)
Balance at December 31, 2016	$120	$342,311	$(117,330)	$255,140	$(12,228)	$468,013
Net income	—	—	—	114,616	—	114,616
Cumulative translation adjustment and foreign currency exchange hedge, net of tax	—	—	—	—	2,061	2,061
Unrealized net gain on securities available-for-sale, net of tax	—	—	—	—	17	17
Stock-based compensation	—	10,989	—	—	—	10,989
Exercise of stock options	1	1,639	—	—	—	1,640
Withholding tax payments on restricted stock vesting and stock option exercises	—	(12,906)	—	—	—	(12,906)
Repurchases of common stock	—	—	(36,352)	—	—	(36,352)
Cumulative effect of change in accounting for employee share-based payments	—	80	—	(51)	—	29
Cash dividend on common stock	—	—	—	(37,199)	—	(37,199)
Balance at September 30, 2017	$121	$342,113	$(153,682)	$332,506	$(10,150)	$510,908

The accompanying notes are an integral part of these consolidated financial statements.

MARKETAXESS HOLDINGS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2017	2016
	(In thousands)
Cash flows from operating activities
Net income	$114,616	$93,007
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	14,066	13,546
Stock-based compensation expense	10,989	10,636
Deferred taxes	326	(1,387)
Other	1,290	10,044
Changes in operating assets and liabilities:
(Increase) in accounts receivable	(12,535)	(16,439)
(Increase) in prepaid expenses and other assets	(4,503)	(2,151)
Decrease (increase) in corporate debt trading investments	8,338	(74,535)
(Increase) in mutual funds held in rabbi trust	(1,730)	(1,328)
(Decrease) in accrued employee compensation	(3,756)	(750)
(Decrease) in income and other tax liabilities	(3,277)	(843)
Increase in deferred revenue	676	694
(Decrease) increase in accounts payable, accrued expenses and other liabilities	(2,917)	2,646
Net cash provided by operating activities	121,583	33,140
Cash flows from investing activities
Available-for-sale investments
Proceeds from maturities and sales	146,295	32,025
Purchases	(196,810)	(42,495)
Purchases of furniture, equipment and leasehold improvements	(7,245)	(4,754)
Capitalization of software development costs	(10,094)	(9,058)
Other	(53)	383
Net cash (used in) investing activities	(67,907)	(23,899)
Cash flows from financing activities
Cash dividend on common stock	(36,717)	(28,914)
Exercise of stock options	1,640	2,172
Withholding tax payments on restricted stock vesting and stock option exercises	(12,906)	(5,929)
Repurchases of common stock	(36,352)	(13,874)
Net cash (used in) financing activities	(84,335)	(46,545)
Effect of exchange rate changes on cash and cash equivalents	1,408	(980)
Cash and cash equivalents
Net (decrease) for the period	(29,251)	(38,284)
Beginning of period	168,243	199,728
End of period	$138,992	$161,444

The accompanying notes are an integral part of these consolidated financial statements.

MARKETAXESS HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Organization and Principal Business Activity

MarketAxess Holdings Inc. (the “Company” or “MarketAxess”) was incorporated in the State of Delaware on April 11, 2000. Through its subsidiaries, MarketAxess operates a leading electronic trading platform that enables fixed-income market participants to efficiently trade corporate bonds and other types of fixed-income instruments using MarketAxess' patented trading technology. Over 1,300 institutional investor and broker-dealer firms are active users of the MarketAxess trading platform, accessing global liquidity in U.S. high-grade corporate bonds, emerging markets and high-yield bonds, European bonds, U.S. agency bonds, municipal bonds, credit default swaps and other fixed-income securities. Through its Open Trading™ protocols, MarketAxess executes certain bond transactions between and among institutional investor and broker-dealer clients on a matched principal basis by serving as counterparty to both the buyer and the seller in trades which then settle through a third-party clearing broker. MarketAxess also offers a number of trading-related products and services, including: market data to assist clients with trading decisions; connectivity solutions that facilitate straight-through processing; technology services to optimize trading environments; and execution services for exchange-traded fund managers and other clients. Through its Trax® division, MarketAxess also offers a range of pre- and post-trade services, including trade matching, regulatory transaction reporting and market and reference data, across a range of fixed-income and other products.

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

Accounting Pronouncements, Not Yet Adopted

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, “Revenue from Contracts with Customers” (“ASU 2014-09”) requiring an entity to recognize revenue for the transfer of goods or services equal to the amount that it expects to be entitled to receive for those goods or services. The Company intends to adopt the new guidance using the modified retrospective method beginning January 1, 2018. The Company’s implementation efforts include the identification of revenue streams within the scope of the guidance, the evaluation of certain revenue contracts underlying the revenue streams, discussions with our advisory consultants, and periodic discussions with our audit committee. The Company’s evaluation of the impact of this accounting guidance is ongoing although it does not expect this guidance to have a material effect on its Consolidated Financial Statements or disclosures.

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

In January 2017, the FASB issued ASU 2017-04, “Intangibles-Goodwill and Other” (“ASU 2017-04”). ASU 2017-04 simplifies the testing for goodwill impairment. The guidance will be effective for the Company beginning January 1, 2020 and early adoption is permitted and should be applied prospectively. The adoption of this guidance is not expected to have a material effect on the Company’s Consolidated Financial Statements.

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

The Company assesses whether an other-than-temporary impairment loss on the available-for-sale investments has occurred due to declines in fair value or other market conditions. The portion of an other-than-temporary impairment related to credit loss is recorded as a charge in the Consolidated Statements of Operations. The remainder is recognized in accumulated other comprehensive loss if the Company does not intend to sell the security and it is more likely than not that the Company will not be required to sell the security prior to recovery. No charges for other-than-temporary losses were recorded during the nine months ended September 30, 2017 and 2016.

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

The Company operates as a single reporting unit. Subsequent to an acquisition, goodwill no longer retains its identification with a particular acquisition, but instead becomes identifiable with the entire reporting unit. As a result, all of the fair value of the Company is available to support the value of goodwill. An impairment review of goodwill is performed on an annual basis, at year-end, or more frequently if circumstances change. Intangible assets with definite lives, including purchased technologies, customer relationships and other intangible assets, are amortized on a straight-line basis over their estimated useful lives, ranging from three to15 years. Intangible assets are assessed for impairment when events or circumstances indicate the existence of a possible impairment.

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

3. Net Capital Requirements

Certain U.S. subsidiaries of the Company are registered as a broker-dealer or swap execution facility and therefore are subject to the applicable rules and regulations of the SEC and the Commodity Futures Trading Commission. These rules contain minimum net capital requirements, as defined in the applicable regulations, and also may require a significant part of the registrants’ assets be kept in relatively liquid form. Certain of the Company’s foreign subsidiaries are regulated by the Financial Conduct Authority in the U.K. or other foreign regulators and must maintain financial resources, as defined in the applicable regulations, in excess of the applicable financial resources requirement. As of September 30, 2017, each of the Company’s subsidiaries that are subject to these regulations had net capital or financial resources in excess of their minimum requirements. As of September 30, 2017, the Company’s subsidiaries maintained aggregate net capital and financial resources that was $128.2 million in excess of the required levels of $12.6 million.

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

	Level 1	Level 2	Level 3	Total
	(In thousands)
As of September 30, 2017
Money market funds	$25,213	$—	$—	$25,213
Securities available-for-sale
Corporate debt	—	168,278	—	168,278
Trading securities
Corporate debt	—	65,885	—	65,885
Mutual funds held in rabbi trust	—	3,058	—	3,058
Foreign currency forward position	—	591	—	591
Total	$25,213	$237,812	$—	$263,025

As of December 31, 2016
Money market funds	$58,573	$—	$—	$58,573
Securities available-for-sale
Corporate debt	—	118,870	—	118,870
Trading securities
Corporate debt	—	74,207	—	74,207
Mutual funds held in rabbi trust	—	1,327	—	1,327
Foreign currency forward position	—	(266)	—	(266)
Total	$58,573	$194,138	$—	$252,711

Securities classified within Level 2 were valued using a market approach utilizing prices and other relevant information generated by market transactions involving comparable assets. The foreign currency forward contracts are classified within Level 2 as the valuation inputs are based on quoted market prices. The mutual funds held in a rabbi trust represent investments associated with the deferred cash incentive plan (see Note 14). There were no financial assets classified within Level 3 during the nine months ended September 30, 2017 and 2016.

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

	As of
	September 30, 2017	December 31, 2016
	(In thousands)
Notional value	$89,035	$66,972
Fair value of notional	88,444	67,238
Fair value of the asset (liability)	$591	$(266)

The following is a summary of the Company’s investments:

	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
	(In thousands)
As of September 30, 2017
Securities available-for-sale
Corporate debt	$168,455	$18	$(195)	$168,278

Trading securities
Corporate debt	65,940	67	(122)	65,885
Mutual funds held in rabbi trust	2,729	329	—	3,058
Total trading securities	68,669	396	(122)	68,943

Total investments	$237,124	$414	$(317)	$237,221

As of December 31, 2016
Securities available-for-sale
Corporate debt	$119,073	$13	$(216)	$118,870

Trading securities
Corporate debt	74,394	47	(234)	74,207
Mutual funds held in rabbi trust	1,212	115	—	1,327
Total trading securities	75,606	162	(234)	75,534

Total investments	$194,679	$175	$(450)	$194,404

The following table summarizes the fair value of the investments based upon the contractual maturities:

	As of
	September 30, 2017	December 31, 2016
	(In thousands)
Less than one year	$133,207	$117,904
Due in 1 - 5 years	104,014	76,500
Total	$237,221	$194,404

Proceeds from the sales and maturities of investments during the nine months ended September 30, 2017 and 2016 were $170.1 million and $48.1 million, respectively.

The following table provides fair values and unrealized losses on investments and by the aging of the securities’ continuous unrealized loss position as of September 30, 2017 and December 31, 2016:

	Less than Twelve Months		Twelve Months or More		Total
	Estimated fair value	Gross unrealized losses	Estimated fair value	Gross unrealized losses	Estimated fair value	Gross unrealized losses
	(In thousands)
As of September 30, 2017
Corporate debt	$173,000	$(284)	$5,426	$(33)	$178,426	$(317)

As of December 31, 2016
Corporate debt	$136,667	$(449)	$2,000	$(1)	$138,667	$(450)

5. Goodwill and Intangible Assets

Goodwill and intangible assets with indefinite lives was $59.7 million as of both September 30, 2017 and December 31, 2016. Intangible assets that are subject to amortization, including the related accumulated amortization, are comprised of the following:

	September 30, 2017			December 31, 2016
	Cost	Accumulated amortization	Net carrying amount	Cost	Accumulated amortization	Net carrying amount
	(In thousands)
Technology	$5,770	$(5,770)	$—	$5,770	$(5,770)	$—
Customer relationships	5,645	(2,203)	3,443	5,628	(1,897)	3,731
Non-competition agreements	380	(380)	—	380	(380)	—
Tradenames	370	(370)	—	370	(370)	—
Total	$12,165	$(8,723)	$3,443	$12,148	$(8,417)	$3,731

Amortization expense associated with identifiable intangible assets was $0.3 million and $0.6 million for the nine months ended September 30, 2017 and 2016, respectively. Estimated total amortization expense is $0.4 million for each year from 2017 through 2021.

6. Income Taxes

The provision for income taxes consists of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(In thousands)
Current:
Federal	$11,331	$13,273	$28,676	$30,898
State and local	1,651	1,895	4,579	5,055
Foreign	1,191	1,714	4,234	4,599
Total current provision	14,173	16,882	37,489	40,552
Deferred:
Federal	(930)	(918)	130	6,895
State and local	(158)	(154)	(64)	964
Foreign	2	(374)	226	(143)
Total deferred provision	(1,086)	(1,446)	292	7,716
Provision for income taxes	$13,087	$15,436	$37,781	$48,268

The Company recognized excess tax benefits on share-based payments of $3.8 million and $14.8 million through the provision for income taxes, for the three and nine months ended September 30, 2017, respectively.

The Company or one of its subsidiaries files U.S. federal, state and foreign income tax returns. Income tax returns for U.S. Federal (through 2013), New York City (through 2003) and state (through 2009) and Connecticut state (through 2003) have been audited. An examination of the Company’s New York State income tax returns for 2010 through 2013 is currently underway. The Company cannot estimate when the examination will conclude or the impact such examination will have on the Company’s Consolidated Financial Statements, if any.

The Company has determined that unremitted earnings of the Company’s foreign subsidiaries are considered indefinitely reinvested outside of the United States.

7. Stock-Based Compensation Plans

Stock-based compensation expense for the three and nine months ended September 30, 2017 and 2016 was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(In thousands)
Employees	$3,280	$3,387	$10,273	$9,963
Non-employee directors	241	312	716	673
Total stock-based compensation	$3,521	$3,699	$10,989	$10,636

The Company records stock-based compensation expense for employees in employee compensation and benefits and for non-employee directors in general and administrative expenses in the Consolidated Statements of Operations.

During the nine months ended September 30, 2017, the Company granted to employees and directors a total of 65,462 shares of restricted stock or restricted stock units, performance-based shares with an expected pay-out at target of 22,338 shares of common stock and 54,838 options to purchase shares of common stock. The fair value of the restricted stock and performance-based share awards was based on a weighted-average fair value per share at the grant date of $156.79 and $168.89, respectively. Based on the Black-Scholes option pricing model, the weighted-average fair value for each option granted was $40.08 per share.

As of September 30, 2017, the total unrecognized compensation cost related to all non-vested awards was $26.7 million. That cost is expected to be recognized over a weighted-average period of 2.1 years.

8. Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per common share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(In thousands, except per share amounts)
Net income	$34,130	$30,918	$114,616	$93,007

Basic weighted average shares outstanding	36,865	36,889	36,856	36,847
Dilutive effect of stock options and restricted stock	1,154	903	1,213	891
Diluted weighted average shares outstanding	38,019	37,792	38,069	37,738

Basic earnings per share	$0.93	$0.84	$3.11	$2.52
Diluted earnings per share	$0.90	$0.82	$3.01	$2.46

Stock options and restricted stock totaling 10,729 shares and 6,480 shares for the three months ended September 30, 2017 and 2016, respectively, and 40,485 shares and 112,004 shares for the nine months ended September 30, 2017 and 2016, respectively, were excluded from the computation of diluted earnings per share because their effect would have been antidilutive. The computation of diluted shares can vary among periods due, in part, to the change in the average price of the Company’s common stock.

9. Credit Agreement

In October 2015, the Company entered into a two-year amended and restated credit agreement (the “Credit Agreement”) that provided for revolving loans and letters of credit up to an aggregate of $100.0 million. As of September 30, 2017, the Company had $0.9 million in letters of credit outstanding and $99.1 million in available borrowing capacity under the Credit Agreement. The Company amended the Credit Agreement in October 2017 and extended the maturity date to October 2018. The amended Credit Agreement also provides for two additional one-year extension options and modified certain borrowing terms and covenants. Subject to satisfaction of certain specified conditions, the Company is permitted to upsize the borrowing capacity under the Credit Agreement by an additional $50.0 million.

Borrowings under the Credit Agreement will bear interest at a rate per annum equal to the base rate or adjusted LIBOR plus an applicable margin that varies with the Company’s consolidated total leverage ratio. The Credit Agreement requires that the Company satisfies certain covenants, which includes leverage ratios and minimum earnings before interest, tax, depreciation and amortization (“EBITDA”) requirements. The Company was in compliance with all applicable covenants at September 30, 2017 and December 31, 2016.

The Company’s existing and future domestic subsidiaries (other than any regulated subsidiary and MarketAxess Colombia Corporation so long as its assets and revenues remain below an agreed threshold) have guaranteed the Company’s obligations under the Credit Agreement. Subject to customary exceptions and exclusions, the Company’s borrowings under the Credit Agreement are  collateralized by first priority pledges (subject to permitted liens) of substantially all of the Company’s personal property assets and the personal property assets of the Company’s domestic subsidiaries that have guaranteed the Credit Agreement, including the equity interests of the Company’s domestic subsidiaries and the equity interests of certain of the Company’s foreign subsidiaries (limited, in the case of the voting equity interests of the foreign subsidiaries, to a pledge of 65% of those equity interests).

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

10. Commitments and Contingencies

Lease Commitments

The Company leases office space under non-cancelable lease agreements expiring at various dates through 2033. Office space leases are subject to escalation based on certain costs incurred by the landlord. Minimum rental commitments as of September 30, 2017 under such operating leases were as follows (in thousands):

Remainder of 2017	$1,266
2018	4,815
2019	9,464
2020	10,577
2021	10,129
2022 and thereafter	108,247
$144,498

Rental expense was $4.1 million and $3.1 million for the nine months ended September 30, 2017 and 2016, respectively, and is included in occupancy expense in the Consolidated Statements of Operations. Rental expense has been recorded based on the total minimum lease payments after giving effect to rent abatement and concessions, which are being amortized on a straight-line basis over the life of the lease. The Company is contingently obligated for standby letters of credit amounting to $0.9 million that were issued to landlords for office space.

During 2016, the Company entered into a lease agreement for our new global headquarters in New York City. The Company expects to relocate its headquarters to approximately 83,000 square feet of newly built office space at 55 Hudson Yards upon the building’s completion in late 2018. The fifteen-year lease for the new headquarters will commence when the Company receives possession of the premises, which is currently expected in the first quarter of 2018.

The Company has assigned a lease agreement on a leased property to a third party and is contingently liable should the assignee default on future lease obligations through the November 2020 lease termination date.  The aggregate amount of the future lease obligation under this arrangement is approximately $0.9 million as of September 30, 2017.

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

Other

The Company, through two regulated subsidiaries, executes certain bond transactions between and among institutional investor and broker-dealer clients on a matched principal basis by serving as counterparty to both the buyer and the seller in trades which settle through third-party clearing brokers. Settlement typically occurs within one to two trading days after the trade date. Cash settlement of the transaction occurs upon receipt or delivery of the underlying instrument that was traded. For the nine months ended September 30, 2017 and 2016, revenues from matched principal trading were approximately $34.4 million and $26.6 million, respectively. Under securities clearing agreements with third party clearing brokers, the Company maintains collateral deposits with each clearing broker in the form of cash. As of September 30, 2017 and 2016, the amount of the collateral deposits included in prepaid expenses and other assets in the Consolidated Statements of Financial Condition was $1.2 million and $1.1 million, respectively. For the nine months ended September 30, 2017 and 2016, clearing expenses associated with matched principal transactions were $4.3 million and $4.8 million, respectively, and are classified under clearing costs on the Consolidated Statements of Operations. The Company is exposed to credit risk in the event a counterparty does not fulfill its obligation to complete a transaction or if there is a miscommunication or other error in executing a matched principal transaction. Pursuant to the terms of the securities clearing agreements, each third-party clearing broker has the right to charge the Company for any losses they suffer resulting from a counterparty’s failure on any of the Company’s trades. The Company did not record any liabilities or losses with regard to this right for the nine months ended September 30, 2017 and 2016.

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

11. Customer Concentration

During both the nine months ended September 30, 2017 and 2016, no single client accounted for more than 10% of total revenue. One institutional investor client accounted for 12.8% and 14.6% of trading volumes during the nine months ended September 30, 2017 and 2016, respectively.

12. Share Repurchase Program

In January 2016, the Board of Directors authorized a two-year share repurchase program for up to $25.0 million of the Company’s common stock. In October 2016, the Board of Directors approved a $50.0 million increase in the size of the repurchase program. For the nine months ended September 30, 2017, the Company repurchased 191,394 shares of common stock at a cost of $36.4 million. In September 2017, the existing share repurchase plan was terminated and the Board of Directors authorized a new fifteen-month share repurchase program for up to $100 million commencing in October 2017. Shares repurchased under each program will be held in treasury for future use.

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

For the three and nine months ended September 30, 2017 and 2016, the U.K. was the only individual foreign country in which the Company had a subsidiary that accounted for 10% or more of the total revenues or total long-lived assets of the Company.  Revenues and long-lived assets are attributed to a geographic area based on the location of the particular subsidiary. Long-lived assets are defined as furniture, equipment, leasehold improvements and capitalized software. Information regarding revenue for the three and nine months ended September 30, 2017 and 2016 and long-lived assets as of September 30, 2017 and December 31, 2016 was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(In thousands)
Revenues
United States	$82,076	$77,571	$252,485	$235,078
United Kingdom	14,250	12,433	44,277	39,165
Other	375	267	1,144	1,240
Total	$96,701	$90,271	$297,906	$275,483

	As of
	September 30, 2017	December 31, 2016
	(In thousands)
Long-lived assets, as defined
United States	$25,602	$23,370
United Kingdom	9,700	7,713
Other	19	21
Total	$35,321	$31,104

14. Retirement and Deferred Compensation Plans

The Company offers a non-qualified deferred cash incentive plan to certain officers and other employees. Under the plan, eligible employees may defer up to 100% of their annual cash incentive pay.  The Company has elected to fund its deferred compensation obligations through a rabbi trust.  The rabbi trust is subject to creditor claims in the event of insolvency but such assets are not available for general corporate purposes.  Assets held in the rabbi trust are invested in mutual funds, as selected by the participants, which are designated as trading securities and carried at fair value.  As of September 30, 2017 and 2016, the fair value of the mutual fund investments and deferred compensation obligations were $3.1 million and $1.3 million, respectively.  Changes in the fair value of securities held in the rabbi trust are recognized as trading gains and losses and included in other revenues and offsetting increases or decreases in the deferred compensation obligation will be recorded in employee compensation and benefits. For the nine months ended September 30, 2017 and 2016, the trading gains and compensation expense were $0.3 million and $0.2 million, respectively.

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

Executive Overview

MarketAxess operates a leading electronic trading platform that enables fixed-income market participants to efficiently trade corporate bonds and other types of fixed-income instruments using our patented trading technology. Over 1,300 institutional investor and broker-dealer firms are active users of our trading platform, accessing global liquidity in U.S. high-grade corporate bonds, emerging markets and high-yield bonds, European bonds, U.S. agency bonds, municipal bonds, credit default swaps and other fixed-income securities. Through our Open Trading™ protocols, we execute trades in certain bonds between and among institutional investor and broker-dealer clients in an all-to-all trading environment on a matched principal basis. We also offer a number of trading-related products and services, including: market data to assist clients with trading decisions; connectivity solutions that facilitate straight-through processing; technology services to optimize trading environments; and execution services for exchange-traded fund managers and other clients. Through our Trax® division, we also offer a range of pre- and post-trade services, including trade matching, regulatory transaction reporting, and market and reference data across a range of fixed-income and other products.

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

•

to add new content and analytical capabilities to BondTicker™ and expand Axess All™, the first intra-day trade tape for the European fixed-income market, and the other data service offerings provided by Trax® to improve the value of the information we provide to our clients; and

•

to continue to increase and supplement our internal growth by entering into strategic alliances, or acquiring businesses or technologies that will enable us to enter new markets, provide new products or services, or otherwise enhance the value of our platform to our clients. For example, in recent years, we entered into, and expanded a strategic alliance with BlackRock, Inc. (“BlackRock”) to combine BlackRock’s order flow with our Open Trading™ solution to improve the range of trading connections available to global credit market participants. In 2016, we entered into an agreement with S&P Dow Jones Indices to jointly develop indices that will track the most liquid segments of the U.S. corporate bond market.

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

Following President Trump’s election in November 2016, he has pursued a path of financial deregulation, including by signing an executive order that requires the Treasury Department to review the provisions of the Dodd-Frank Act. As a result, the Treasury Department has begun a process of reviewing existing U.S. capital markets regulations, and has issued a report with recommendations to improve corporate bond liquidity.

Similar to the U.S., regulatory bodies in Europe are developing new rules for the fixed-income markets. MiFID II and MiFIR were approved in June 2014 and introduce significant changes in market structure designed to: (i) enhance pre- and post-trade transparency for fixed-income instruments with the scope of requirements calibrated for liquidity, (ii) increase and enhance post-trade reporting obligations with a requirement to submit post-trade data to Approved Reporting Mechanisms, (iii) ensure trading of certain derivatives occurs on regulated trading venues and (iv) establish a consolidated tape for trade data. MiFID II and MiFIR are expected to take effect in January 2018 and the final rules may have an adverse effect on our operations or our ability to provide our electronic trading platform in a manner that can successfully compete against other types of regulated and non-regulated venues for the fixed-income trading needs of our clients. In addition, MiFID II is expected to cause us to expend significantly more compliance, business and technology resources, incur additional operational costs and create additional regulatory exposure for our trading and post-trade businesses. While we generally believe the net impact of the rules and regulations may be positive for our businesses, unintended consequences of the rules and regulations may adversely affect us in ways yet to be determined.

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

Other Credit Commissions. Other credit includes Eurobonds, emerging markets bonds, high-yield bonds and municipal bonds. Commissions for other credit products generally vary based on the type of the instrument traded using standard fee schedules. During the third quarter of 2017, we changed our high-yield fee plan structure. Similar to our U.S. high-grade fee plans, certain dealers now participate in a high-yield fee plan that incorporates a variable transaction fee and distribution fee and other dealers participate in a plan that does not contain a monthly distribution fee and instead incorporates additional per transaction execution fees and minimum monthly fee commitments. Prior to the fee plan change, our high-yield fee plan options generally consisted solely of variable transaction fees. During the fourth quarter of 2016, our Eurobond fee plan structure was changed to contain standardized minimum monthly commitments and variable transaction fees. Prior to the fee plan change, our European fee plans generally incorporated some combination of monthly distribution fees and variable transaction fees. The average other credit fees per million may vary in the future due to changes in product mix or trading protocols.

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

General and Administrative. General and administrative expense consists primarily of general travel and entertainment, board of directors’ expenses, charitable contributions, provision for doubtful accounts, foreign currency transaction gains (losses) and various state franchise and U.K. value-added taxes.

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

Critical Accounting Policies and Estimates

This Management’s Discussion and Analysis of Financial Condition and Results of Operations discusses our Consolidated Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the United States, also referred to as U.S. GAAP. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the reported amounts of income and expenses during the reporting periods. We base our estimates and judgments on historical experience and on various other factors that we believe are reasonable under the circumstances. Actual results may differ from these estimates under varying assumptions or conditions. Note 2 of the Notes to our Consolidated Financial Statements includes a summary of the significant accounting policies and methods used in the preparation of our Consolidated Financial Statements.  There were no significant changes to our critical accounting policies and estimates during the nine months ended September 30, 2017, as compared to those we disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2016.

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

Results of Operations

Three Months Ended September 30, 2017 Compared to Three Months Ended September 30, 2016

Overview

Total revenues increased by $6.4 million or 7.1% to $96.7 million for the three months ended September 30, 2017, from $90.3 million for the three months ended September 30, 2016. This increase in total revenues was primarily due to higher commissions of $4.8 million and information and post-trade services revenue of $1.1 million.

Total expenses increased by $5.6 million or 12.7% to $49.5 million for the three months ended September 30, 2017, from $43.9 million for the three months ended September 30, 2016. This increase was primarily due to higher employee compensation and benefits of $1.7 million, professional and consulting fees of $1.2 million, technology and communication costs of $0.8 million, general and administrative costs of $0.7 million and occupancy costs of $0.6 million.

Income before taxes increased by $0.9 million or 1.9% to $47.2 million for the three months ended September 30, 2017, from $46.4 million for the three months ended September 30, 2016. Net income increased by $3.2 million or 10.4% to $34.1 million for the three months ended September 30, 2017, from $30.9 million for three months ended September 30, 2016.

Revenues

Our revenues for the three months ended September 30, 2017 and 2016, and the resulting dollar and percentage changes, were as follows:

	Three Months Ended September 30,
	2017		2016
	($ in thousands)
	$	% of Revenues	$	% of Revenues	$ Change	% Change
Commissions	$86,270	89.2%	$81,456	90.2%	$4,814	5.9%
Information and post-trade services	8,372	8.7	7,322	8.1	1,050	14.3
Investment income	964	1.0	534	0.6	430	80.5
Other	1,095	1.1	959	1.1	136	14.2
Total revenues	$96,701	100.0%	$90,271	100.0%	$6,430	7.1%

Commissions. Our commission revenues for the three months ended September 30, 2017 and 2016, and the resulting dollar and percentage changes, were as follows:

	Three Months Ended September 30,
	2017	2016	$ Change	% Change
	($ in thousands)
Variable transaction fees
U.S. high-grade	$34,020	$33,765	$255	0.8%
Other credit	31,381	30,181	1,200	4.0
Liquid products	545	798	(253)	(31.7)
Total variable transaction fees	65,946	64,744	1,202	1.9
Distribution fees
U.S. high-grade	16,305	15,077	1,228	8.1
Other credit	3,844	1,466	2,378	162.2
Liquid products	175	169	6	3.6
Total distribution fees	20,324	16,712	3,612	21.6
Total commissions	$86,270	$81,456	$4,814	5.9%

Variable Transaction Fees

The following table shows the extent to which the increase in variable transaction fees for the three months ended September 30, 2017 was attributable to changes in transaction volumes and variable transaction fees per million:

	Change from the Three Months Ended September 30, 2016
	U.S. High-Grade	Other Credit	Liquid Products	Total
	($ in thousands)
Volume increase (decrease)	$4,234	$2,687	$(332)	$6,589
Variable transaction fee per million (decrease) increase	(3,979)	(1,487)	79	(5,387)
Total increase (decrease) in variable commissions	$255	$1,200	$(253)	$1,202

Our trading volumes for the three months ended September 30, 2017 and 2016 were as follows:

	Three Months Ended September 30,
	2017	2016	$ Change	% Change
	($ in millions)
Trading Volume Data
U.S. high-grade - fixed rate	$192,092	$172,006	$20,086	11.7%
U.S. high-grade - floating rate	8,734	6,442	2,292	35.6
Total U.S. high grade	200,826	178,448	22,378	12.5
Other credit	133,757	122,821	10,936	8.9
Liquid products	12,189	20,880	(8,691)	(41.6)
Total	$346,772	$322,149	$24,623	7.6%

Number of U.S. Trading Days	63	64
Number of U.K. Trading Days	64	65

For volume reporting purposes, transactions in foreign currencies are converted to U.S. dollars at average monthly rates. The 12.5% increase in our U.S. high-grade volume was principally due to an increase in our estimated market share of total U.S. high-grade corporate bond volume as reported by Financial Industry Regulatory Authority (“FINRA”) Trade Reporting and Compliance Engine (“TRACE”) to 17.2% for the three months ended September 30, 2017 from 16.0% for the three months ended September 30, 2016, coupled with an increase in overall market volume as measured by TRACE. U.S. high-grade TRACE volume increased 4.5% to $1.2 trillion for the three months ended September 30, 2017 from $1.1 trillion for the three months ended September 30, 2016.

Other credit volumes increased by 8.9% for the three months ended September 30, 2017 compared to the three months ended September 30, 2016, primarily due to an increase of 21.8% in emerging markets bond volume, offset by a decrease of 7.8% in high-yield bond volume. Liquid products volume (excluding credit derivatives) decreased by 41.6% for the three months ended September 30, 2017 compared to the three months ended September 30, 2016, due mainly to a 38.4% decrease in U.S. agency bond market volume as reported by TRACE.

Our average variable transaction fee per million for the three months ended September 30, 2017 and 2016 was as follows:

	Three Months Ended September 30,
	2017	2016
Average Variable Transaction fee per million
U.S. high-grade - fixed rate	$174	$195
U.S. high-grade - floating rate	67	38
Total U.S. high-grade	169	189
Other credit	235	246
Liquid products	45	38
Total	190	201

Total U.S. high-grade average variable transaction fee per million decreased to $169 per million for the three months ended September 30, 2017 from $189 per million for the three months ended September 30, 2016, mainly due to a decrease in duration of bonds traded, an increase in the number of larger sized trades and the migration of certain of our broker-dealer clients from an all-variable fee plan to a plan that incorporates a monthly distribution fee. Other credit average variable transaction fee per million decreased to $235 per million for the three months ended September 30, 2017 from $246 million for the three months ended September 30, 2016, mainly due to a larger percentage of trading volume in emerging market bonds that command lower fees per million, as well as a decrease in high-yield average variable fee per million as a result of the change in the structure of our high-yield fee plan options implemented in August 2017. The decrease in other credit average variable transaction fee per million was partially offset by an increase in Eurobond fees per million as a result of the change in structure of our Eurobond fee plan which was implemented in the fourth quarter of 2016.

Distribution Fees

U.S. high-grade distribution fees increased $1.2 million principally due to the migration of certain of our broker-dealer clients from an all-variable fee plan to a plan that incorporates a monthly distribution fee.  The $2.4 million increase in Other credit distribution fees principally relates to a $3.3 million increase in distribution fees under the high-yield fee plan structure implemented in August 2017 that allows our broker-dealer clients to elect a plan that incorporates a monthly distribution fee. This was offset by a decline of $1.0 million relating to the change in the Eurobond fee plan implemented in the fourth quarter of 2016.

Information and Post-Trade Services. Information and post-trade services revenue increased $1.1 million for the three months ended September 30, 2017 principally due to higher data revenue of $0.8 million and an increase in post-trade services revenue of $0.3 million related to MiFID II implementation services. Our transaction reporting business processed 247 million transactions for the three months ended September 30, 2017 compared to 302 million for the three months ended September 30, 2016.

Investment Income. Investment income increased by $0.4 million primarily due to higher investment balances and an increase in interest rates in 2017.

Other. Other income was $1.1 million and $1.0 million for the three months ended September 30, 2017 and 2016, respectively.

Expenses

Our expenses for the three months ended September 30, 2017 and 2016, and the resulting dollar and percentage changes, were as follows:

	Three Months Ended September 30,
	2017		2016
	($ in thousands)
	$	% of Revenues	$	% of Revenues	$ Change	% Change
Expenses
Employee compensation and benefits	$25,595	26.5%	$23,914	26.5%	$1,681	7.0%
Depreciation and amortization	4,583	4.7	4,325	4.8	258	6.0
Technology and communications	5,035	5.2	4,245	4.7	790	18.6
Professional and consulting fees	5,547	5.7	4,342	4.8	1,205	27.8
Occupancy	1,795	1.9	1,220	1.4	575	47.1
Marketing and advertising	2,089	2.2	2,140	2.4	(51)	(2.4)
Clearing costs	1,476	1.5	1,035	1.1	441	42.6
General and administrative	3,364	3.5	2,696	3.0	668	24.8
Total expenses	$49,484	51.2%	$43,917	48.7%	$5,567	12.7%

Employee Compensation and Benefits. Employee compensation and benefits increased by $1.7 million, primarily due to an increase of $1.9 million in salaries and benefits, principally as a result of higher employee headcount.

Depreciation and Amortization. Depreciation and amortization increased by $0.3 million. For the three months ended September 30, 2017 and 2016, $1.5 million and $0.8 million, respectively, of equipment purchases and leasehold improvements and $3.4 million and $2.9 million, respectively, of software development costs were capitalized.

Technology and Communications.  Technology and communication expenses increased by $0.8 million due to higher software subscription costs of $0.4 million and technology maintenance and support costs of $0.3 million.

Professional and Consulting Fees. Professional and consulting fees increased by $1.2 million primarily due to fees related to various regulatory initiatives of $0.8 million.

Occupancy. Occupancy increased by $0.6 million due to an increase in rent expense of $0.3 million for additional space to accommodate our increased headcount and a non-recurring lease expense of $0.3 million.

Marketing and Advertising. Marketing and advertising expenses were $2.1 million for both the three months ended September 30, 2017 and 2016.

Clearing Costs. Clearing costs increased by $0.4 million primarily due to higher trading volume. Third-party clearing costs as a percentage of matched principal trading revenue increased from 10.2% for the three months ended September 30, 2016 to 13.1% for the three months ended September 30, 2017.

General and Administrative. General and administrative expenses increased by $0.7 million principally due to an increase in general travel and entertainment expenses of $0.3 million and employee relocation expenses of $0.3 million.

Provision for Income Tax. Our consolidated effective tax rate for the three months ended September 30, 2017 was 27.7%, compared to 33.3% for the three months ended September 30, 2016. The tax provision for the three months ended September 30, 2017 includes excess tax benefits of $3.8 million relating to a new standard for share-based payments accounting adopted effective January 1, 2017.  Our consolidated effective tax rate can vary from period to period depending on the geographic mix of our earnings, changes in tax legislation and tax rates and the amount and timing of excess tax benefits related to share-based payments, among other factors.

Nine Months Ended September 30, 2017 Compared to Nine Months Ended September 30, 2016

Overview

Total revenues increased by $22.4 million or 8.1% to $297.9 million for the nine months ended September 30, 2017, from $275.5 million for the nine months ended September 30, 2016. This increase in total revenues was primarily due to higher commissions of $20.5 million.  An 8.2% change in the average foreign currency exchange rates of the British Pound Sterling compared to the U.S. dollar from the nine months ended September 30, 2016 to the nine months ended September 30, 2017 had the effect of decreasing revenues by $3.2 million.

Total expenses increased by $11.3 million or 8.4% to $145.5 million for the nine months ended September 30, 2017, from $134.2 million for the nine months ended September 30, 2016. This increase was primarily due to higher employee compensation and benefits of $4.2 million, general and administrative costs of $1.9 million, technology and communications expenses of $1.6 million, professional and consulting fees of $1.5 million, and $1.0 million in both occupancy costs and marketing and advertising costs. The change in average foreign currency exchange rates had the effect of decreasing expenses by $3.3 million in the nine months ended September 30, 2017.

Income before taxes increased by $11.1 million or 7.9% to $152.4 million for the nine months ended September 30, 2017, from $141.3 million for the nine months ended September 30, 2016. Net income increased by $21.6 million or 23.2% to $114.6 million for the nine months ended September 30, 2017, from $93.0 million for nine months ended September 30, 2016.

Revenues

Our revenues for the nine months ended September 30, 2017 and 2016, and the resulting dollar and percentage changes, were as follows:

	Nine Months Ended September 30,
	2017		2016
	($ in thousands)
	$	% of Revenues	$	% of Revenues	$ Change	% Change
Commissions	$267,307	89.7%	$246,788	89.6%	$20,519	8.3%
Information and post-trade services	24,460	8.2	23,687	8.6	773	3.3
Investment income	2,551	0.9	1,469	0.5	1,082	73.7
Other	3,588	1.2	3,539	1.3	49	1.4
Total revenues	$297,906	100.0%	$275,483	100.0%	$22,423	8.1%

Commissions. Our commission revenues for the nine months ended September 30, 2017 and 2016, and the resulting dollar and percentage changes, were as follows:

	Nine Months Ended September 30,
	2017	2016	$ Change	% Change
	($ in thousands)
Variable transaction fees
U.S. high-grade	$102,411	$101,104	$1,307	1.3%
Other credit	110,221	94,928	15,293	16.1
Liquid products	1,746	2,096	(350)	(16.7)
Total variable transaction fees	214,378	198,128	16,250	8.2
Distribution fees
U.S. high-grade	47,985	43,598	4,387	10.1
Other credit	4,506	4,437	69	1.6
Liquid products	438	625	(187)	(29.9)
Total distribution fees	52,929	48,660	4,269	8.8
Total commissions	$267,307	$246,788	$20,519	8.3%

Variable Transaction Fees

The following table shows the extent to which the increase in variable transaction fees for the nine months ended September 30, 2017 was attributable to changes in transaction volumes and variable transaction fees per million:

	Change from the Nine Months Ended September 30, 2016
	U.S. High-Grade	Other Credit	Liquid Products	Total
	($ in thousands)
Volume increase (decrease)	$14,514	$17,169	$(510)	$31,173
Variable transaction fee per million (decrease) increase	(13,207)	(1,876)	160	(14,923)
Total increase (decrease) in variable commissions	$1,307	$15,293	$(350)	$16,250

Our trading volumes for the nine months ended September 30, 2017 and 2016 were as follows:

	Nine Months Ended September 30,
	2017	2016	$ Change	% Change
	($ in millions)
Trading Volume Data
U.S. high-grade - fixed rate	$599,783	$525,331	$74,452	14.2%
U.S. high-grade - floating rate	24,024	20,169	3,855	19.1
Total U.S. high grade	623,807	545,500	78,307	14.4
Other credit	438,055	370,963	67,092	18.1
Liquid products	40,840	53,982	(13,142)	(24.3)
Total	$1,102,702	$970,445	$132,257	13.6%

Number of U.S. Trading Days	188	189
Number of U.K. Trading Days	189	190

For volume reporting purposes, transactions in foreign currencies are converted to U.S. dollars at average monthly rates. The 14.4% increase in our U.S. high-grade volume was principally due to an increase in our estimated market share of total U.S. high-grade corporate bond volume as reported by TRACE to 16.7% for the nine months ended September 30, 2017 from 15.6% for the nine months ended September 30, 2016, coupled with an increase in overall market volume as measured by TRACE. U.S. high-grade TRACE volume increased 7.2% to $3.7 trillion for the nine months ended September 30, 2017 from $3.5 trillion for the nine months ended September 30, 2016.

Other credit volumes increased by 18.1% for the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016. Emerging markets bond volume increased 41.6%, while high-yield and Eurobond volume decreased by 2.8% and 0.5%, respectively.  Liquid products volume (excluding credit derivatives) decreased by 24.3% for the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016, due mainly to a 30.3% decrease in U.S. agency bond market volume as reported by TRACE.

Our average variable transaction fee per million for the nine months ended September 30, 2017 and 2016 was as follows:

	Nine Months Ended September 30,
	2017	2016
Average Variable Transaction fee per million
U.S. high-grade - fixed rate	$168	$191
U.S. high-grade - floating rate	62	37
Total U.S. high-grade	164	185
Other credit	252	256
Liquid products	43	39
Total	194	204

Total U.S. high-grade average variable transaction fee per million decreased to $164 per million for the nine months ended September 30, 2017 from $185 per million for the nine months ended September 30, 2016, mainly due to a decrease in duration of bonds traded, an increase in the number of larger sized trades and the migration of certain of our broker-dealer clients from an all-variable fee plan to a plan that incorporates a monthly distribution fee. Other credit average variable transaction fee per million decreased to $252 per million for the nine months ended September 30, 2017 from $256 million for the nine months ended September 30, 2016, mainly due to a larger percentage of trading volume in emerging market bonds that command lower fees per million, as well as a decrease in high-yield fee per million as a result of the change in structure of our high-yield fee plan implemented in August 2017.  The decrease in other credit average variable transaction fee per million was partially offset by an increase in Eurobond fees per million as a result of the change in structure of our Eurobond fee plan which was implemented in the fourth quarter of 2016.

Distribution Fees

U.S. high-grade distribution fees increased $4.4 million principally due to the migration of certain of our broker-dealer clients from an all-variable fee plan to a plan that incorporates a monthly distribution fee. The $0.1 million increase in Other credit distribution fees was due to a $3.3 million increase in distribution fees under the high-yield fee plan implemented during the third quarter of 2017, a $0.2 million increase in emerging markets minimum fees, partially offset by a decline of $3.5 million relating to the change in the Eurobond fee plan implemented in the fourth quarter of 2016.

Information and Post-Trade Services. Information and post-trade services revenue increased by $0.8 million for the nine months ended September 30, 2017. The negative impact of foreign exchange of $1.5 million was offset by a $2.2 million increase in data revenue from new data contracts.  Our transaction reporting business processed 770 million transactions for the nine months ended September 30, 2017 compared to 892 million for the nine months ended September 30, 2016.

Investment Income. Investment income increased by $1.1 million primarily due to higher investment balances and an increase in interest rates in 2017.

Other. Other income was $3.6 million and $3.5 million for the nine months ended September 30, 2017 and 2016, respectively.

Expenses

Our expenses for the nine months ended September 30, 2017 and 2016, and the resulting dollar and percentage changes, were as follows:

	Nine Months Ended September 30,
	2017		2016
	($ in thousands)
	$	% of Revenues	$	% of Revenues	$ Change	% Change
Expenses
Employee compensation and benefits	$78,417	26.3%	$74,256	27.0%	$4,161	5.6%
Depreciation and amortization	14,066	4.7	13,546	4.9	520	3.8
Technology and communications	14,442	4.8	12,826	4.7	1,616	12.6
Professional and consulting fees	13,912	4.7	12,449	4.5	1,463	11.8
Occupancy	4,621	1.6	3,606	1.3	1,015	28.1
Marketing and advertising	6,757	2.3	5,742	2.1	1,015	17.7
Clearing costs	4,320	1.5	4,754	1.7	(434)	(9.1)
General and administrative	8,974	3.0	7,029	2.6	1,945	27.7
Total expenses	$145,509	48.8%	$134,208	48.7%	$11,301	8.4%

Employee Compensation and Benefits. Employee compensation and benefits increased by $4.2 million, primarily due to a $3.9 million increase in salaries and benefits, principally as a result of higher employee headcount, and a $0.3 million increase in stock-based compensation.

Depreciation and Amortization. Depreciation and amortization increased by $0.5 million primarily due to a $0.6 million increase in amortization expense of leasehold improvements and higher amortization of software development costs of $0.5 million offset by a $0.4 million decrease in production hardware depreciation expense. For the nine months ended September 30, 2017 and 2016, $7.2 million and $4.8 million, respectively, of equipment purchases and leasehold improvements and $10.1 million and $9.1 million, respectively, of software development costs were capitalized.

Technology and Communications.  Technology and communication expenses increased by $1.6 million due to higher software subscription costs of $0.8 million, technology maintenance and support costs of $0.3 million and market data costs of $0.3 million.

Professional and Consulting Fees. Professional and consulting fees increased by $1.5 million primarily due to fees related to various regulatory initiatives of $1.3 million and new systems implementations of $0.5 million, offset by lower risk consulting fees of $0.4 million.

Occupancy. Occupancy costs increased by $1.0 million primarily due to an increase in rent expense of $0.7 million for additional space to accommodate our increased headcount and a non-recurring lease expense of $0.3 million.

Marketing and Advertising. Marketing and advertising expenses increased by $1.0 million due to higher advertising costs of $0.4 million associated with our Open Trading™ protocols and travel and entertainment expenses related to sales activities of $0.4 million.

Clearing Costs. Clearing costs decreased by $0.4 million. During the third quarter of 2016, we amended the terms of our agreements with our third-party clearing brokers which resulted in a reduction in transaction and other clearing costs.  Third-party clearing costs as a percentage of matched principal trading revenue decreased from 17.9% for the nine months ended September 30, 2016 to 12.5% for the nine months ended September 30, 2017.

General and Administrative. General and administrative expenses increased by $1.9 million principally due to a decrease in foreign currency transaction gains of $0.6 million, an increase in general travel and entertainment expenses of $0.6 million and an increase of $0.3 million in employee relocation expenses.

Provision for Income Tax. Our consolidated effective tax rate for the nine months ended September 30, 2017 was 24.8%, compared to 34.2% for the nine months ended September 30, 2016. The tax provision for the nine months ended September 30, 2017 includes excess tax benefits of $14.8 million relating to a new standard for share-based payments accounting adopted effective January 1, 2017.  Our consolidated effective tax rate can vary from period to period depending on the geographic mix of our earnings, changes in tax legislation and tax rates and the amount and timing of excess tax benefits related to share-based payments, among other factors.

Liquidity and Capital Resources

During the past three years, we have met our funding requirements through cash on hand and internally generated funds. Cash and cash equivalents and investments totaled $376.2 million at September 30, 2017.

In October 2015, we entered into a two-year amended and restated credit agreement (the “Credit Agreement”) that increased our borrowing capacity to an aggregate of $100.0 million. As of September 30, 2017, we had $0.9 million in letters of credit outstanding and $99.1 million in available borrowing capacity under the Credit Agreement. In October 2017, we amended the Credit Agreement and extended the maturity date to October 2018. The amended Credit Agreement also provides for two additional one-year extension options and modified certain borrowing terms and covenants. Subject to satisfaction of certain specified conditions, we are permitted to upsize the borrowing capacity under the Credit Agreement by an additional $50.0 million.

Our cash flows were as follows:

	Nine Months Ended September 30,
	2017	2016	$ Change	% Change
	($ in thousands)
Net cash provided by operating activities	$121,583	$33,140	$88,443	266.9%
Net cash (used in) investing activities	(67,907)	(23,899)	(44,008)	184.1
Net cash (used in) financing activities	(84,335)	(46,545)	(37,790)	81.2
Effect of exchange rate changes on cash and cash equivalents	1,408	(980)	2,388	(243.7)
Net (decrease) for the period	$(29,251)	$(38,284)	$9,033	(23.6)%

The $88.4 million increase in net cash provided by operating activities was primarily due to an increase in net income of $21.6 million, a decrease in net purchases of corporate debt trading investments of $82.9 million offset by an increase in working capital of $9.5 million.

The $44.0 million increase in net cash used in investing activities was primarily due to increases of $40.0 million in net purchases of available-for-sale investments and capital expenditures of $3.5 million.

The $37.8 million increase in net cash used in financing activities was principally due to an increase of $22.5 million in repurchases of our common stock, a $7.8 million increase in the cash dividend paid on common stock and a $7.0 million increase in withholding tax payments on restricted stock vesting and stock option exercises.

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

The table set forth below presents a reconciliation of our cash flow from operating activities to Free Cash Flow, as defined, for the twelve months ended September 30, 2017 and 2016:

	Twelve months ended September 30,
	2017	2016
	(In thousands)
Cash flow from operating activities	$177,898	$67,832
Add: Net (sales) purchases of corporate debt trading investments	(8,678)	74,535
Add: Excess tax benefits from share-based compensation previously recorded under financing activities	292	9,274
Less: Purchases of furniture, equipment and leasehold improvements	(8,876)	(5,819)
Less: Capitalization of software development costs	(13,154)	(12,130)
Free Cash Flow	$147,482	$133,692

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

Certain of our U.S. subsidiaries are registered as a broker-dealer or a SEF and therefore are subject to the applicable rules and regulations of the SEC and the CFTC. These rules contain minimum net capital requirements, as defined in the applicable regulations, and also may require a significant part of the registrants’ assets be kept in relatively liquid form. Certain of our foreign subsidiaries are regulated by the Financial Conduct Authority in the U.K. or other foreign regulators and must maintain financial resources, as defined in the applicable regulations, in excess of the applicable financial resources requirement. As of September 30, 2017, each of our subsidiaries that are subject to these regulations had net capital or financial resources in excess of their minimum requirements. As of September 30, 2017, our subsidiaries maintained aggregate net capital and financial resources that were $128.2 million in excess of the required levels of $12.6 million.

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

As of September 30, 2017, the amount of unrestricted cash held by our non-U.S. subsidiaries was $85.7 million. We have determined that unremitted earnings of our foreign subsidiaries are considered indefinitely reinvested outside of the U.S. Any repatriation of such foreign earnings by way of dividend may be subject to both U.S. federal and state income taxes, reduced by applicable foreign tax credits. However, we do not have any current needs or foreseeable plans to repatriate cash by way of dividends from our non-U.S. subsidiaries.

We execute certain bond transactions between and among institutional investor and broker-dealer clients on a matched principal basis by serving as counterparty to both the buyer and the seller in trades which settle through third-party clearing brokers. Settlement typically occurs within one to two trading days after the trade date. Cash settlement of the transaction occurs upon receipt or delivery of the underlying instrument that was traded. For the nine months ended September 30, 2017 and 2016, revenues from matched principal trading were approximately $34.4 million and $26.6 million, respectively. Under securities clearing agreements with third-party clearing brokers, we maintain collateral deposits with each clearing broker in the form of cash. As of September 30, 2017 and 2016, the amount of the collateral deposits included in prepaid expenses and other assets in the Consolidated Statements of Financial Condition was $1.2 million and $1.1 million, respectively. For the nine months ended September 30, 2017, and 2016, clearing expenses associated with matched principal transactions were $4.3 million and $4.8 million, respectively, and are classified under clearing costs on our Consolidated Statements of Operations. We are exposed to credit risk in the event a counterparty does not fulfill its obligation to complete a transaction or if there is a miscommunication or other error in executing a matched principal transaction.

Pursuant to the terms of the securities clearing agreements, each third-party clearing broker has the right to charge us for any losses they suffer resulting from a counterparty’s failure on any of our trades. We did not record any liabilities or losses with regard to this right for the nine months ended September 30, 2017 and 2016.

In the normal course of business, we enter into contracts that contain a variety of representations, warranties and general indemnifications. Our maximum exposure from any claims under these arrangements is unknown, as this would involve claims that have not yet occurred. However, based on past experience, we expect the risk of loss to be remote.

In January 2016, our Board of Directors authorized a two-year share repurchase program for up to $25.0 million of our common stock. In October 2016, our Board of Directors approved a $50.0 million increase in the size of the share repurchase program. In September 2017, the existing share repurchase plan was terminated and our Board of Directors authorized a new fifteen-month share repurchase program for up to $100 million commencing in October 2017.  Shares repurchased under each program will be held in treasury for future use.

In October 2017, our Board of Directors approved a quarterly cash dividend of $0.33 per share payable on November 22, 2017 to stockholders of record as of the close of business on November 8, 2017. Any future declaration and payment of dividends will be at the sole discretion of our Board of Directors. Our Board of Directors may take into account such matters as general business conditions, our financial results, capital requirements, contractual obligations, legal, and regulatory restrictions on the payment of dividends to our stockholders or by our subsidiaries to their respective parent entities, and any such other factors as the Board of Directors may deem relevant.

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

Contractual Obligations and Commitments

As of September 30, 2017, we had the following contractual obligations and commitments:

	Payments due by period
	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 - years
	(In thousands)
Operating leases	$144,498	$4,907	$18,571	$19,695	$101,325
Foreign currency forward contract	88,444	88,444	—	—	—
	$232,942	$93,351	$18,571	$19,695	$101,325

During 2016, we entered into a lease agreement for our new global headquarters in New York City. We expect to relocate our headquarters to approximately 83,000 square feet of newly built office space at 55 Hudson Yards upon the building’s completion in late 2018. The fifteen-year lease for the new headquarters will commence when we receive possession of the premises, which is currently expected to occur in the first quarter of 2018.

We enter into foreign currency forward contracts to hedge our exposure to variability in certain foreign currency cash flows resulting from the net investment in our U.K. subsidiaries. As of September 30, 2017, the notional value of the foreign currency forward contract outstanding was $88.4 million and the fair value of the asset was $0.6 million.

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

As of September 30, 2017, we had $234.2 million of investments, which were invested in corporate bonds and classified as securities available-for-sale or trading securities. Adverse movements, such as a 10% decrease in the value of these securities or a downturn or disruption in the markets for these securities, could result in a substantial loss. In addition, principal gains and losses resulting from these securities could on occasion have a disproportionate effect, positive or negative, on our financial condition and results of operations for any particular reporting period.

Interest Rate Risk

Interest rate risk represents our exposure to interest rate changes with respect to our cash, cash equivalents and investments. As of September 30, 2017, our cash and cash equivalents and investments amounted to $376.2 million. A hypothetical five basis point decrease in short-term interest rates would decrease our annual pre-tax earnings by approximately $0.2 million, assuming no change in the amount or composition of our cash, cash equivalents and investments.

As of September 30, 2017, a hypothetical 100 basis point increase or decrease in interest rates would decrease or increase the fair value of the available-for-sale investment portfolio by approximately $1.4 million, assuming no change in the amount or composition of the investments.  The hypothetical unrealized gain (loss) of $1.4 million would be recognized in other comprehensive income on the Consolidated Statements of Financial Condition.

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

During the twelve months ended September 30, 2017, approximately 12.7% of our revenue and 27.0% of our expenses were denominated in currencies other than the U.S. dollar, most notably the British Pound Sterling.   Based on actual results over the past year, a hypothetical 10% increase or decrease in the U.S. dollar against all other currencies would have increased or decreased revenue by approximately $5.0 million and operating expenses by approximately $5.1 million.

Derivative Risk

Our limited derivative risk stems from our activities in the foreign currency forward contract market. We use this market to mitigate our U.S. dollar versus British Pound Sterling exposure that arises from the activities of our U.K. subsidiaries. As of September 30, 2017, the fair value of the notional amount of our foreign currency forward contract was $88.4 million. We do not speculate in any derivative instruments.

Credit Risk

Two of our subsidiaries, MarketAxess Corporation and MarketAxess Capital Limited, act as a matched principal counterparty in connection with the Open Trading™ transactions that we execute between clients. We act as an intermediary in these transactions by serving as counterparty to both the buyer and the seller in trades which then settle through a third-party clearing broker. Settlement typically occurs within one to two trading days after the trade date. Cash settlement of the transaction occurs upon receipt or delivery of the underlying instrument that was traded.

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

Item 4. Controls and Procedures

(a)  Evaluation of Disclosure Controls and Procedures. Our management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our “disclosure controls and procedures,” as that term is defined in Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of September 30, 2017. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective to ensure that information required to be disclosed by MarketAxess in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and to ensure that information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

(b)  Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2017 identified in connection with the evaluation thereof by our management, including the Chief Executive Officer and Chief Financial Officer, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

During the quarter ended September 30, 2017, we repurchased the following shares of common stock:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans and Programs	Dollar Value of Shares That May Yet Be Purchased Under the Plans and Programs
				(In thousands)
July 1, 2017 - July 31, 2017	47,137	$200.45	20,000	$23,030
August 1, 2017 - August 31, 2017	22,916	197.24	22,700	18,552
September 1, 2017 - September 30, 2017	22,400	182.41	20,800	—
	92,453	$195.28	63,500

During the three months ended September 30, 2017, we repurchased 92,453 shares of common stock.  The repurchases included 28,953 shares surrendered by employees to us to satisfy the withholding tax obligations upon the exercise of stock options and vesting of restricted shares and 63,500 shares repurchased in connection with our share repurchase program.

In January 2016, our Board of Directors authorized a two-year share repurchase program for up to $25.0 million of our common stock. In October 2016, our Board of Directors approved a $50.0 million increase in the size of the current share repurchase program. In September 2017, the existing share repurchase plan was terminated and our Board of Directors authorized a new fifteen-month share repurchase program for up to $100 million commencing in October 2017. Shares repurchased under each program will be held in treasury for future use.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Listing:

Number	Description
10.1*	Amendment, dated as of August 14, 2017, to the Restricted Stock Agreement, dated April 1, 2017, between MarketAxess Holdings Inc. and Christophe Roupie
10.2*	Form of Indemnification Agreement for Directors
31.1*	Certification by Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification by Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document**
101.SCH	XBRL Taxonomy Extension Schema Document**
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**
101.LAB	XBRL Taxonomy Extension Label Linkbase Document**
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document**

*	Filed herewith.

**

Attached as Exhibit 101 to this Quarterly Report on Form 10-Q are the following materials, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Financial Condition as of September 30, 2017 and December 31, 2016; (ii) Consolidated Statements of Operations for the Three and Nine months Ended September 30, 2017 and 2016; (iii) Consolidated Statements of Comprehensive Income for the Three and Nine months Ended September 30, 2017 and 2016; (iv) Consolidated Statement of Stockholders’ Equity for the Nine months Ended September 30, 2017; (v) Consolidated Statements of Cash Flows for the Nine months Ended September 30, 2017 and 2016; and (vi) Notes to the Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MARKETAXESS HOLDINGS INC.

Date: October 27, 2017	By:	/s/ RICHARD M. MCVEY
Richard M. McVey
Chief Executive Officer
(principal executive officer)

Date: October 27, 2017	By:	/s/ ANTONIO L. DELISE
Antonio L. DeLise
Chief Financial Officer
(principal financial and accounting officer)