Form 10-K
period 2017-12-31
MARKETAXESS HOLDINGS INC
filed 2018-02-21
CIK 1278021

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☑    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See definition of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☑	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

		Emerging growth company	☐

If an emerging growth company, indication by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☑

The aggregate market value of the shares of common stock held by non-affiliates of the registrant as of June 30, 2017 (the last business day of the registrant’s most recently completed second fiscal quarter) was approximately $7.3 billion computed by reference to the last reported sale price on the NASDAQ Global Select Market on that date. For purposes of this calculation, affiliates are considered to be officers, directors and holders of 10% or more of the outstanding common stock of the registrant on that date. The registrant had 37,554,123 shares of common stock, 1,065,659 of which were held by affiliates, outstanding on that date.

As of February 16, 2018, the aggregate number of shares of the registrant’s common stock outstanding was 37,629,246.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for the 2018 Annual Meeting of Stockholders are incorporated by reference into Items 10, 11, 12, 13 and 14 of Part III of this Form 10-K.

MARKETAXESS HOLDINGS INC.

2017 FORM 10-K ANNUAL REPORT

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

Item 1. Business.

MarketAxess Holdings Inc. (the “Company” or “MarketAxess”) operates a leading electronic trading platform that enables fixed-income market participants to efficiently trade corporate bonds and other types of fixed-income instruments using our patented trading technology. Over 1,300 institutional investor and broker-dealer firms are active users of our trading platform, accessing global liquidity in U.S. high-grade corporate bonds, emerging markets and high-yield bonds, European bonds, U.S. agency bonds, municipal bonds, credit default swaps and other fixed-income securities. Through our Open Trading™ protocols, we execute trades in certain bonds between and among institutional investor and broker-dealer clients in an all-to-all trading environment on a matched principal basis.  We also offer a number of trading-related products and services, including: market data to assist clients with trading decisions; connectivity solutions that facilitate straight-through processing; technology services to optimize trading environments; and execution services for exchange-traded fund managers and other clients. Through our Trax® division, we also offer a range of pre- and post-trade services, including trade matching, trade publication, regulatory transaction reporting, and market and reference data across a range of fixed-income and other products.

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

Our disclosed multi-dealer Request For Quote (“RFQ”) trading functionality addresses many of the remaining shortcomings that result from trading bonds over the telephone or via e-mail. Through our RFQ trading protocols, our institutional investor clients can determine prices available for a security, a process called price discovery, and then trade those securities directly with our broker-dealer clients. The price discovery process includes the ability to view indicative prices from the broker-dealer clients’ inventory available on our platform, access to real-time pricing information and analytical tools (including spread-to-Treasury data, search capabilities and independent third-party credit research) available on our BondTicker® service and the ability to request executable bids and offers simultaneously from all of our participating broker-dealer clients during the trade process. On average, institutional investor clients receive several bids or offers from broker-dealer clients in response to trade inquiries. However, some trade inquiries may not receive any bids or offers.

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

We are not a party to any of the disclosed trades that occur on our platform between institutional investor clients and broker-dealer clients; rather, we serve as an intermediary between broker-dealers and institutional investors, enabling them to meet, agree on a price and then transact directly with each other. However, in connection with our Open Trading™ protocols, we execute bond transactions between and among institutional investor and broker-dealer clients on a matched principal basis by serving as counterparty to both the buyer and the seller in matching back-to-back trades which are then settled through a third-party clearing broker. In 2017, 15.9% of all MarketAxess platform volume was executed via Open Trading™ protocols, up from 13.2% in the 2016.

According to the Securities Industry and Financial Markets Association (“SIFMA”), outstanding U.S. high-grade corporate bond debt has increased approximately 24.9% from year-end 2012 to September 30, 2017, the most recent date available. During this same period, financial market regulators have implemented increased capital requirements for bank-owned broker-dealers holding corporate bond inventory. As a result, corporate bond debt owned by institutional investors has increased, while the available base of capital for dealer market making has declined. Partly as a result of these trends, overall secondary turnover as a percentage of corporate debt outstanding has been falling, causing all market participants to look for new electronic trading solutions to improve liquidity and turnover. We have responded with a series of Open TradingTM protocols designed to allow our broker-dealer and institutional investor clients to interact in an all-to-all trading environment.  During 2017, over 700 participating client firms provided liquidity via our Open Trading™ solutions and we completed approximately 628,000 Open Trading™ trades, an increase of 53.9% compared to 2016.

Our broker-dealer clients accounted for approximately 97% of the underwriting of newly-issued U.S. corporate bonds and approximately 82% of the underwriting of newly issued European corporate bonds in 2017. We believe these broker-dealers also represent the principal source of secondary market liquidity in the markets in which we operate. Secondary market liquidity refers to the ability of market participants to buy or sell a security quickly and in large volume subsequent to the original issuance of the security, without substantially affecting the price of the security. In addition to trading fixed-income securities by traditional means, including the telephone and e-mail, our broker-dealer clients use proprietary single-dealer systems and other trading platforms, as well as our electronic trading platform. We believe that the traditional means of trading remain the manner in which the majority of bond volume is traded between institutional investors and broker-dealers.

In 2017, our volume in U.S. high-grade corporate bonds represented approximately 16.9% of the total estimated U.S. high-grade corporate bond volume, as reported by the Financial Industry Regulatory Authority (“FINRA”) Trade Reporting and Compliance Engine (“TRACE”). TRACE facilitates the mandatory reporting of over-the-counter (“OTC”) secondary market transactions in eligible fixed-income securities in the U.S., including trading between institutional investors and broker-dealers, as well as inter-dealer and retail trading. All broker-dealers that are FINRA member firms have an obligation to report transactions in corporate bonds to TRACE under a set of rules approved by the Securities and Exchange Commission (“SEC”).

Through our Trax® brand, we provide trade matching and regulatory transaction reporting services for European investment firms and market and reference data across a range of fixed-income products. In response to the pre-and post-trade transparency mandates from the recast Markets in Financial Instruments Directive (“MiFID II”) in Europe, Trax® has been authorized by the UK Financial Conduct Authority (“FCA”) as an Approved Publication Arrangement (“APA”) and an Approved Reporting Mechanism (“ARM”). In addition to its APA and ARM reporting services, Trax® has developed a comprehensive suite of value-add solutions for MiFID II, including pre trade transparency services, systematic internaliser (“SI”) determination and monitoring, best execution reporting, commodity position reporting, data quality analysis and peer benchmarking.

In 2017, 89.4% of our revenues were derived from commissions for trades executed on our platform and distribution fees that are billed to our broker-dealer clients on a monthly basis. We also derive revenues from information services, post-trade services, investment income and other income. Our expenses consist of employee compensation and benefits, depreciation and amortization, technology and communication expenses, professional and consulting fees, occupancy, marketing and advertising, clearing costs and other general and administrative expenses.

Industry Background

Fixed-income securities are issued by corporations, governments and other entities, and pay a pre-set absolute or relative rate of return. As of September 30, 2017, the most recent date available, there were approximately $40.3 trillion principal amount of fixed-income securities outstanding in the U.S. market, including $8.8 trillion principal amount of U.S. corporate bonds, according to SIFMA. The estimated average daily trading volume of U.S. corporate bonds, as measured by TRACE, was $27.8 billion in 2017.

Primary dealer holdings of U.S. corporate bonds (investment-grade and high-yield) as reported by the Federal Reserve Bank of New York were $12.6 billion as of December 31, 2017.  This represents less than one day of trading volume as measured by TRACE.

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

The U.S. high-grade corporate bond market represents the largest subset of the U.S. corporate bond market. FINRA includes over 60,000 unique securities in the list of TRACE-eligible bonds, representing the majority of the daily trading volume of high-grade bonds.  According to SIFMA, U.S. high-grade corporate bond debt outstanding has increased approximately 24.9% from $7.0 trillion at year-end 2012 to $8.8 trillion at September 30, 2017. Over the last five years, high-grade corporate bond issuance was over $1.0 trillion each year, exceeding pre-financial crisis levels. Notwithstanding the growth in the total amount of debt outstanding, turnover (which is the total amount traded as a percentage of the amount outstanding for the bonds that traded) is below credit-crisis lows. The trading volume of U.S. high-grade corporate bonds as reported by TRACE increased to approximately $4.9 trillion for the year ended December 31, 2017, compared to $4.6 trillion and $4.0 trillion for the years ended December 31, 2016 and 2015, respectively. We believe that the low level of turnover is an indicator of liquidity challenges in the credit markets.

Prior to regulatory reforms such as Basel III and regulations under The Dodd–Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), dealer balance sheets were relatively elastic, so dealers were able to facilitate trading in most fixed-income products without dramatic price moves. The regulatory reforms enacted after the global financial crisis resulted in greater capital and liquidity requirements for dealers, which impacted market liquidity and diminished risk appetite by market intermediaries. The Volcker Rule, which limits proprietary trading by banks, has also had an impact on dealer inventories and the ability of dealers to act as market-makers. As a result, we believe market participants require new solutions to increase liquidity and we have responded with our Open Trading™ protocols, designed to increase the number of potential trading counterparties on our electronic trading platform by allowing our broker-dealer and institutional investor clients to interact in an all-to-all trading environment.

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

The institutional investor base for emerging markets bonds includes many crossover investors from the high-yield and high-grade investment areas. Institutional investors have been drawn to emerging markets bonds by their high returns and high growth potential. The average daily trading volume of emerging markets debt, as reported by the Emerging Markets Trade Association for the quarter ended September 30, 2017, the most recent date available, was $10.2 billion of external markets debt and $11.7 billion of local markets debt.

U.S. Crossover and High-Yield Bond Market

We define the high-yield bond market generally to include all debt rated lower than BBB- by Standard & Poor’s or Baa3 by Moody’s Investor Service. We define the crossover market to include any debt issue rated below investment-grade by one agency but investment-grade by the other. The total amount of high-yield corporate bonds yearly issuance as reported by SIFMA increased by 18.9% to $284.9 billion in 2017 from $239.6 billion in 2016, primarily due to increased global demand for higher yielding debt. The average daily trading volume of high-yield bonds as measured by TRACE for the year ended December 31, 2017 was approximately $8.2 billion.

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

We believe that the European corporate bond market is impacted by many of the same factors as the U.S. high-grade corporate bond market. The total amount of Euro denominated high-grade and high-yield bonds yearly issuance as reported by International Capital Markets Association increased by 14.6% to $447.4 billion in 2017 from $390.4 billion in 2016. The average daily trading volume of European corporate bonds as estimated by Trax® for the year ended December 31, 2017 was approximately $8.7 billion.

U.S. Agency Bond Market

We define the U.S. agency bond market to include debt issued by a U.S. government-sponsored enterprise. Some prominent issuers of agency bonds are the Federal National Mortgage Association and Federal Home Loan Mortgage Corporation. The total amount of U.S. agency bonds outstanding was approximately $1.9 trillion as of September 30, 2017 as reported by SIFMA. The average daily trading volume of U.S. agency bonds (excluding mortgage-backed securities) as measured by TRACE decreased from approximately $5.1 billion for the year ended December 31, 2016 to $3.8 billion for the year ended December 31, 2017.

U.S. Municipal Bond Market

Municipal bonds are debt securities issued by states, cities, counties and other governmental entities in the U.S. to fund day-to-day obligations and to finance a wide variety of public projects, such as highways or water systems. Depending on the type of financing, payments of the principal and interest on a municipal bond may come from general revenues of the municipal issuer, specific tax receipts, revenues generated from a public project, or payments from private entities or from a combination of sources. In addition to being issued for many different purposes, municipal securities are also issued in many different forms, such as fixed rate, zero coupon or variable rate bonds. The interest paid on municipal securities is typically exempt from federal income taxation and may be exempt from state income and other taxes as well. As of December 31, 2017, there were over one million different municipal bonds outstanding, in the total aggregate principal amount of more than $3.8 trillion. In 2017, the average daily trading volume of municipal bonds as measured by the Municipal Securities Rulemaking Board (“MSRB”) decreased to $5.5 billion from approximately $7.4 billion for the year ended December 31, 2016.

Credit Derivative Market

Credit derivatives are contracts on an underlying asset that transfer risk and return from one party to another without transferring ownership of the underlying asset, allowing market participants to obtain credit protection or assume credit exposure associated with a broad range of issuers of fixed-income securities and other debt obligations.  Among the most significant requirements of the derivatives section of the Dodd-Frank Act are mandatory clearing of certain derivatives transactions (“swaps”) through regulated central clearing organizations and mandatory trading of those swaps through either regulated exchanges or swap execution facilities (“SEFs”), in each case, subject to certain key exceptions. We operate a swap execution facility pursuant to the U.S. Commodity Futures Trading Commission’s (“CFTC”) rules and we list certain credit derivatives for trading by U.S. persons and other participants on our SEF.  The U.S. Securities and Exchange Commission (“SEC”) has not yet finalized its rules for security-based SEFs that would govern the execution of single-name credit derivatives, nor has it published a timetable for the finalization and implementation of such rules. According to the International Swaps and Derivatives Association (“ISDA”), the average daily trading volume of index credit derivative swaps for 2017 decreased to $27.1 billion from approximately $28.8 billion the year ended December 31, 2016.

Trade Matching and Regulatory Transaction Reporting and Publishing Services

In Europe, the first MiFID set best-execution requirements for trades and mandated that financial firms submit to their local regulators detailed end-of-day reports, including the time and price of a trade, the counterparty involved and whether it was a purchase or sale. Firms must either become so-called approved reporting mechanisms (“ARMs”) or use one of the approved providers, such as our Trax® ARM to submit such reports. In the U.K., required transactions are reported to the Financial Conduct Authority (“FCA”). MiFID II significantly increased the number of fields that must be reported to regulators.

Trax® was also approved by the FCA as an APA for transparency and reporting services under the MiFID II regime. The Trax Transparency Solution, which includes the APA, is available through the Trax Insight™ platform, and offers our clients a pre- and post-trade transparency solution including quote publication, SI determination and instrument liquidity classification.

Trade matching enables counterparties to agree on the terms of a trade shortly after execution, reducing the risk of errors and a trade failing during settlement. Trax Match is our near real-time post-trade matching and exception management tool which covers a broad range of securities, including fixed income and equities. Trax Match helps our clients to mitigate their operational risk, improve straight-through processing (“STP”) and efficiency, address the complexities of MiFID II and the Central Securities Depositories Regulation and confirm all economic details within minutes of execution.

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

•

Trade — Our innovative electronic trading platform enables our participants to, among other things, request and receive single and multiple security trade execution, with access to broad and unique sources of liquidity from our growing network of participating firms, and the ability to choose from a wide menu of electronic trading protocols to address different trade sizes and liquidity characteristics; and

•

Post-trade — Following the execution of a trade, our platform supports all of the essential tools and functionalities to enable our participants to realize the full benefits of electronic trading and demonstrate best execution, including real-time trade details, STP, account allocations, automated audit trails, regulatory trade reporting, trade detail matching, and transaction cost analysis.

We believe that we are well positioned to strengthen our market position in electronic trading in our existing products and to extend our presence into new products and services by capitalizing on our competitive strengths, including:

Significant Trading Volumes with Participation by Leading Broker-Dealers and Institutional Investors

Our electronic trading platform provides access to the liquidity provided through the participation on our platform of over 1,300 active institutional investor and broker-dealer clients, including substantially all of the leading broker-dealers in global fixed-income trading. We believe these broker-dealers represent the principal source of secondary market liquidity for U.S. high-grade corporate bonds, emerging markets and high-yield bonds, European high-grade corporate bonds and the other markets in which we operate. Our broker-dealer clients are motivated to continue to utilize our platform due to the presence on the platform of our large network of institutional investor clients and their ability to use our Open Trading™ protocols to help manage their risk, source liquidity, and facilitate transactions on behalf of their clients.

As shown in the chart below, our total bond trading volume increased from $693.7 billion in 2013 to almost $1.5 trillion in 2017.

Our adjusted estimated share of U.S. high-grade and high-yield corporate bond volume for 2017 was approximately 16.9% and 6.8%, respectively. Our estimated market share from 2013 to 2017 is shown in the chart below:

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

Execution Benefits to Clients

Benefits to Institutional Investor Clients

We believe we provide numerous benefits to our institutional investor clients over traditional fixed-income trading methods, including:

Competitive Prices. By enabling institutional investors to simultaneously request bids or offers from our broker-dealer clients, we believe our electronic trading platform creates an environment that motivates our broker-dealer clients to provide competitive prices and gives institutional investors confidence that they are obtaining a competitive price. For typical MarketAxess multi-dealer corporate bond inquiries, the range of competitive spread-to-Treasury responses is approximately 9 basis points (a basis point is 1/100 of 1% in yield). As an example of the potential cost savings to institutional investors, a one basis point savings on a $1 million face amount trade of a bond with 10 years to maturity translates to aggregate savings of approximately $800. We believe our Open TradingTM protocols enhance our institutional investor clients’ ability to obtain a competitive price by allowing all of our Open TradingTM participants to interact in an all-to-all trading environment, thereby increasing the potential sources of liquidity for each participant, as well as the likelihood of receiving a competitive price response.

Improved Cost Efficiency. We believe that we provide improved efficiency by reducing the time and labor required to conduct broad product and price discovery. Single-security and multi-security (bid or offer lists) inquiries can be efficiently conducted with multiple broker-dealers. In addition, our BondTicker® service eliminates the need for manually-intensive phone calls or e-mail communication to gather, sort and analyze information concerning historical transaction prices.

Limited Information Leakage.  Our Open TradingTM protocols allow our institutional investor clients to maintain their anonymity from trade initiation through to settlement without limiting their number of potential trading counterparties.  In addition, our Private Axes® protocol allows participants to negotiate bilaterally on an anonymous basis to minimize information leakage when transacting in larger trade sizes.

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

Benefits to Both Institutional Investor and Broker-Dealer Clients. We offer additional benefits over traditional fixed-income trading methods that are shared by both institutional investor and broker-dealer clients, including:

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

Expanded Liquidity Pool. In the post-financial crisis years, liquidity has remained a persistent concern for market participants as regulators raised banks’ capital requirements and adopted other measures that prompted many dealers to reduce market-making activities even as the buy side’s bond holdings have grown rapidly. In this environment Open TradingTM, our fully electronic, all-to-all trading environment, has emerged as one solution to the post-crisis liquidity problem. As a result, the liquidity options for Open TradingTM participants are broader and more diverse compared to the traditional model of bilateral trading with a limited set of dealer counterparties. The expanded pool of liquidity providers includes investment managers, global dealers, regional dealers and specialist market-making and proprietary trading firms. During 2017, more than 800 unique liquidity providers participated in Open TradingTM. Open TradingTM improves the ability of both dealers and institutional investors to find natural matches, move orders more efficiently, and achieve significant increases in execution quality and price improvement.

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

Other Service Offerings

In addition to services directly related to the execution of trades, we offer our clients several other services, including:

Information Services. The information and analytical tools we provide to our clients help them make investment and trading decisions. Our BondTicker® service provides access to real-time and historical price, yield and MarketAxess estimated spread-to-Treasuries for publicly disseminated TRACE-eligible bonds. BondTicker® combines publicly-available TRACE data with the prices for trades executed on our U.S. bond trading platform, integrating the two data sources and providing real-time TRACE data with associated analytical tools that are not otherwise available. Our electronic trading platform allows institutional investors to compile, sort and use information to discover investment opportunities that might have been difficult or impossible to identify using a manual information-gathering process or other electronic services.

Through our Trax® brand, we provide a range of information solutions for financial services firms, utilizing quotes contributed by market participants and leveraging our post-trade services for European securities. Axess All®, the first intra-day trade tape for the European fixed income market, is sourced from over 30,000 bond transactions processed daily by Trax® and includes aggregated volume and pricing for the most actively traded European fixed income instruments. We also provide market participants with access to pricing, liquidity and volume data on over 50,000 unique fixed-income securities and securities reference data for approximately 300,000 fixed-income securities.

Post-Trade Services. Our Trax® service provides post-trade, pre-settlement trade matching and regulatory reporting for the European markets. It allows subscribers to match and report trades in a range of capital market instruments, including bonds, derivatives, equities and swaps.  Following the implementation of the T+2 settlement cycle for transferable securities in European markets, subscribers use Trax® to match trades on trade date and help reduce settlement risk. Trax® has over 100 clients, including broker-dealers, hedge funds and investment banks. The Trax® platform processed approximately 1.0 billion transactions in 2017.

The Trax® APA and ARM were among the first granted approval by the FCA to operate under MiFID II. Trax’s transparency and transaction reporting services are each available through the Trax InsightTM platform, which features a customizable, web-based front-end, allowing clients to proactively manage and monitor the status of reporting activity through a single interface.

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

Some of the innovations we have introduced to electronic trading include:

•	the first multi-dealer disclosed trading platform for U.S. high-grade corporate bonds;
•	the first electronic Treasury benchmarking for U.S. high-grade corporate bond trades;
•	BondTicker®, our information services product, combining TRACE bond data with MarketAxess data and analytical tools;
•	bid and offer list technology for corporate bond trading, enabling institutional investors to request executable prices for multiple securities simultaneously;
•	the first disclosed client to multi-dealer trading platform for credit derivative indices;
•	public Market Lists for corporate bonds, giving institutional investors the ability to display their bid and offer lists anonymously to the entire MarketAxess trading community; and
•	Axess All®, the first intra-day trade tape for the European fixed income market.

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

Leverage our Existing Client Network and Technology to Increase Counterparties and Improve Liquidity

Due to regulatory changes that have caused significant reductions in primary dealer corporate bond balance sheets, our broker-dealer and institutional investor clients need new and innovative electronic trading solutions to promote secondary market liquidity. We intend to continue to develop and deploy a wide range of electronic trading protocols to complement our traditional request-for-quote model. These Open Trading™ protocols increase potential trading counterparties by allowing broker-dealers and institutional investors to interact in an all-to-all trading environment. During 2017, our clients executed approximately 628,000 trades using our Open Trading™ solutions.

Leverage our Existing Technology and Client Relationships to Expand into New Sectors of the Fixed-Income Securities Market

We intend to leverage our technology, as well as our strong broker-dealer and institutional investor relationships, to deploy our electronic trading platform into additional product segments within the fixed-income securities markets and deliver fixed-income securities-related technical services and products. Due in part to our highly scalable systems, we believe we will be able to enter new markets efficiently. For example, in recent years, we expanded our platform to the municipal bond and leveraged loan markets.

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

Expand our Data and Information Services Offerings

We regularly add new content and analytical capabilities to BondTicker® and Axess All® in order to improve the value of the information we provide to our clients. We intend to continue to widen the user base of our data products and to continue adding new content and analytical capabilities, both in the U.S. and to the data service offering provided by Trax® in Europe. As the use of our electronic trading platform continues to grow, we believe that the amount and value of our proprietary trading data will also increase, further enhancing the value of our information services offerings to our clients.

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

Open Trading Functionality

We offer a series of Open Trading™ protocols that allows our broker-dealer and institutional investor clients to interact in an all-to-all trading environment. Our Market List functionality provides our Open Trading™ participants with the ability to display live requests for bids and offers anonymously to the entire MarketAxess trading community, thereby creating broader visibility of their inquiry among market participants and increasing the likelihood that the request results in a trade.   Public Axes™ is an order book-style price discovery process that gives clients the ability to view anonymous or disclosed indications of interest from the inventory on our platform. Through the aggregated indication of interest inventory, clients can search for bonds of interest and engage in electronic transactions.  For block-sized trades, clients may use our Private Axes® functionality, a protocol that allows participants to anonymously negotiate round lots (greater than $1.0 million) and block trades to minimize information leakage. We offer Open Trading™ protocols for all of our key trading products, including corporate, municipal and emerging market bonds. Bond trades executed pursuant to any of our anonymous Open Trading™ protocol are conducted with MarketAxess on a matched principal basis.

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

Key Trading Products

U.S. High-Grade Corporate Bonds

Our U.S. high-grade corporate bond business consists of U.S. dollar-denominated investment-grade debt issued by corporations for distribution in the U.S. Both domestic and foreign institutional investors have access to U.S. high-grade corporate bond trading on our electronic trading platform. Our 2017 trading volume in the U.S. high-grade corporate bond market was $825.0 billion.

In the U.S. high-grade corporate bond market, over 85 broker-dealers utilize our platform, including all of the top 20 broker-dealers as ranked by underwriting volume of new-issue U.S. corporate bonds in 2017. Our broker-dealer clients accounted for approximately 97% of the underwriting of newly-issued U.S. corporate bonds in 2017. More than 900 active institutional investor firms use our platform to trade U.S. high-grade corporate bonds.

Emerging Markets Bonds

Approximately 70 of our broker-dealer clients and 850 active institutional investor firms use our platform to trade emerging markets bonds. The emerging markets countries whose bonds were most frequently traded on our platform in 2017 were Mexico, Brazil, Argentina, Turkey, and South Africa. We also enable our institutional investor clients to transact local currency denominated bonds issued by sovereign entities or corporations in countries that include Argentina, Brazil and Mexico. Our 2017 trading volume in the emerging market bond market was $306.7 billion. In 2017, our clients were able to trade corporate and sovereign debt denominated in over 20 local market currencies on our platform.

U.S. Crossover and High-Yield Bonds

Approximately 70 of our broker-dealer clients and 850 active institutional investor firms use our platform to trade crossover and high-yield bonds. Trading in crossover and high-yield bonds uses many of the same features available in our U.S. high-grade corporate bond offering.  We also offer leveraged loan trading for our clients that trade high-yield bonds. Our 2017 trading volume in the high-yield bond market was $140.2 billion.

Eurobonds

We offer secondary trading functionality in U.S. dollar- and Euro-denominated European corporate bonds to our broker-dealer and institutional investor clients. We also offer our clients the ability to trade in other European high-grade corporate bonds, including bonds issued in British Pounds Sterling, floating rate notes, European government bonds and bonds denominated in non-core currencies. We offered the first platform in Europe with a multi-dealer disclosed counterparty trading capability for corporate bonds. Our 2017 trading volume in the Eurobond bond market was $127.4 billion.

In the Eurobond credit market, defined as including European high-grade, high-yield and government bonds, 50 broker-dealers utilize our platform, including 18 of the top 20 broker-dealers as ranked by 2017 European corporate new-issue underwriting volume. More than 400 active institutional investor firms use our platform to trade European bonds.

U.S. Agency Bonds

Over 40 of our broker-dealer clients and approximately 320 active institutional investor firms use our platform to trade U.S. agency bonds. Trading in U.S. agency bonds uses many of the same features available in our U.S. high-grade corporate bond offering.  Our 2017 trading volume in the U.S. agency bond market was $51.2 billion.

Municipal Bonds

We launched trading of municipal bonds on our platform in 2016 and approximately 110 broker-dealer clients and 470 institutional investor firms have been on-boarded to trade municipal bonds. We offer trading for both taxable and non-taxable municipal bonds. Our 2017 trading volume in the U.S. municipal bond market was approximately $4.0 billion.

Credit Derivatives

MarketAxess offers a complete solution for the trading of clearable and non-clearable credit derivative instruments. Approximately 40 active market participants use our CFTC-registered SEF to trade credit derivative indices and credit options. We support the trading of single-name credit derivatives through our traditional RFQ protocol.

Information and Post-Trade Services

Information Services

BondTicker® provides real-time TRACE data and enhances it with MarketAxess trade data and analytical tools in order to provide professional market participants with a comprehensive set of corporate bond price information. The data includes trade time and sales information, including execution prices, as well as MarketAxess-estimated spread-to-Treasuries, for trades disseminated by the TRACE system. The data also includes actual execution prices and spread-to-Treasury levels for U.S. high-grade corporate bond trades executed on the MarketAxess platform. BondTicker® is currently the source of corporate bond trading information for The Wall Street Journal in the U.S.

BondTicker® allows institutional investors to search for and sort bonds based upon specific criteria, such as volume, time/date of transaction, spread change, issuer or security. This search function allows institutional investors to compile information relating to potential securities trades in a fraction of the time that it takes to manually compile this information from disparate sources or other electronic databases, including direct TRACE feeds.

BondTicker® also contains pricing information on a broad selection of European fixed-income securities. European pricing information is provided by Trax’s end-of-day pricing feed.

BondTicker® is integrated directly into the MarketAxess electronic trading platform and can be seamlessly accessed, either when viewing securities inventory or when launching an inquiry. BondTicker® is also available through the Internet for non-trading professional market participants, including, among others, research analysts and rating agencies, who can log in and access the information via a browser-based interface.

We provide BondTicker® as an ancillary service to our trading clients and also to other industry participants. We derive revenues from our BondTicker® service by charging for seat licenses per user at our broker-dealer and institutional investor clients, through distribution agreements with other information service providers and through bulk data sales to third parties. Seat license fees are waived for clients that transact a sufficient volume of trades through MarketAxess.

We also offer a set of tools that analyze credit trading activity for institutional investor clients. These tools utilize extensive amounts of market data and have a flexible interface to run and save in a variety of formats, depending on the business purpose. Further, we provide extensive client-specific reports that measure trading performance on our electronic trading platform, including reports for the value of price discovery from multiple dealers, the cost savings generated from Open TradingTM participation and transaction cost analysis.

Through our Trax® brand, we provide a range of information solutions for financial services firms, including Axess All®, the first intra-day trade tape for the European fixed income market. Axess All® utilizes quotes contributed by participants and leverages our post-trade services for European securities.  Axess All® is sourced from over 30,000 bond transactions processed daily by Trax® through its post-trade services and includes aggregated volume and pricing for the most actively traded European fixed income instruments.

Post-Trade Services

Our Trax® service provides post-trade, pre-settlement trade matching and regulatory transaction reporting services for the European OTC markets. Subscribers use the Trax® platform to match and report trades in a range of capital market instruments, including bonds, derivatives, equities and swaps. Trax® has over 100 clients, including broker-dealers, hedge funds and investment banks. The Trax® platform processed approximately 1.0 billion transactions in 2017.

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

Usage of our straight-through processing tools increased significantly during the last several years. We maintained over 1,100 investor client STP connections as of December 31, 2017. In addition, many of our broker-dealer clients use our Application Programming Interfaces (“API”) services for pre-trade, trade negotiation and post-trade services to improve efficiency and reduce errors in processing.

Sales and Marketing

We promote our products and services using a variety of direct and indirect sales and marketing strategies. Our sales force is responsible for client acquisition activity and for increasing use of our trading platform and information and post-trade services by our existing clients. Their goal is to train and support existing and new clients on how to use our system and to educate them as to the benefits of utilizing an electronic fixed-income trading platform. We employ various strategies, including advertising, direct marketing, promotional mailings, and participation in industry conferences and media engagement, to increase awareness of our brand and our electronic trading platform. For example, we have worked with The Wall Street Journal to establish BondTicker® as the source of information for its daily corporate bond and high-yield tables. A similar process also exists for our Trax® post-trade business, employing both direct and indirect sales methods.

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

•

Other electronic trading platforms — There are numerous other electronic trading platforms currently in existence, including several that have only commenced operations in the last few years. Among others, Bloomberg and TradeWeb operate multi-dealer to institutional investor trading platforms for both fixed-income securities and derivatives. Several registered alternative trading systems (“ATSs”) also offer exchange-style trading for corporate and municipal bonds, particularly for smaller trade sizes. In addition, some broker-dealers and institutional investors operate, or have invested in, proprietary electronic trading systems or information networks that enable institutional investors to trade directly with a broker-dealer, and/or with other institutional investors over an electronic medium. As we expand our business into new products, we will likely come into more direct competition with other electronic trading platforms or firms offering traditional services.

•

Market data and information vendors — Several large market data and information providers currently have a data and analytics relationship with virtually every institutional firm. Some of these entities, including Bloomberg and Intercontinental Exchange, currently offer varying forms of electronic trading of fixed-income securities. Some of these entities have announced their intention to expand their electronic trading platforms or to develop new platforms. These entities are currently direct competitors to our information services business and already are or may in the future become direct competitors to our electronic trading platform.

•

Other approved regulatory mechanisms — We compete with other approved regulatory mechanisms in Europe that have the FCA’s ARM and APA designations, such as the London Stock Exchange’s UnaVista and TradeWeb, to provide post-trade matching and regulatory transaction reporting and transparency services to European clients.

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

In general, we compete on the basis of a number of key factors, including:

•	broad network of broker-dealer and institutional investor clients using our electronic trading platform;

•	liquidity provided by the participating broker-dealers and, to a growing extent, by other institutional investors;
•	magnitude and frequency of price improvement;
•	enhancing the quality and speed of execution;
•	compliance benefits;
•	total transaction costs;
•	technology capabilities, including the reliability, security, and ease of use of our electronic trading platform; and
•	range of products, protocols and services offered.

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

Our broker-dealer clients have invested in building API’s with us for inventory contributions, electronic trading, government bond benchmark pricing and post-trade messaging. We believe that we have successfully built deep roots with our broker-dealer clients, increasing our level of service to them while at the same time increasing their commitment to use our services.

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

We have obtained U.S. federal registration of the MarketAxess® name and logo, and the same mark and logo have been registered in several foreign jurisdictions. In addition, we have obtained U.S. federal registration for the marks AutoSpotting®, FrontPage®, Actives®, DealerAxess®, Trax®, Trade ON®, LiquidityBridge®, BondTicker®, Axess All®, Axess 50®, Private Axes®, and

associated designs and have a number of other registered trademarks and service marks. Open TradingTM and MarketAxess Bid-Ask Spread Index (BASI) TM are trademarks we use, but they have not been registered.

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

Regulation of the U.S. Securities Industry and Broker-Dealers

In the U.S., the SEC is the governmental agency responsible for the administration of the federal securities laws. One of our U.S. subsidiaries, MarketAxess Corporation, is registered with the SEC as a broker-dealer and an alternative trading system operator. It is also a member of FINRA and registered with the MSRB, self-regulatory organizations that regulate broker-dealers in the U.S. In addition, MarketAxess Corporation is a member of the Securities Investor Protection Corporation, which provides certain protection for clients’ accounts in the event of a liquidation of a broker-dealer to the extent any such accounts are held by the broker-dealer.

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

Regulation of the Non-U.S. Securities Industries and Investment Service Providers

The securities industry and financial markets in the U.K., the European Union (“E.U.”) and elsewhere are subject to extensive regulation. Our principal regulator in the U.K. is the FCA. MarketAxess Europe Limited is registered as a Multilateral Trading Facility (“MTF”) with the FCA and is also a registered platform in Switzerland, Hong Kong and Singapore. Xtrakter is registered as an ARM and APA with the FCA and also has “recognized status” in France, the Netherlands and Belgium in connection with the submission of transaction reports to regulators.

The securities industry in the member states of the E.U. is regulated by agencies in each member state. E.U. measures provide for the mutual recognition of regulatory agencies and of prudential supervision making possible the grant of a single authorization for providers of investment services, which, in general, is valid throughout the E.U. As an FCA approved MTF, MarketAxess Europe Limited receives the benefit of this authorization. In March 2017, the U.K. notified the European Council of its intention to leave the E.U. (commonly referred to as “Brexit”). By invoking Article 50 of the Lisbon Treaty, the U.K. is currently set to leave the E.U. in March 2019. Depending on the terms agreed between E.U. member states and the U.K. as part of the exit negotiations, our U.K. subsidiaries may not be able to rely on the existence of a “passporting” regime that allows immediate access to the single E.U. market. Accordingly, we have begun the process of establishing one or more new regulated subsidiaries in the E.U. in order to provide our trading platform and certain post-trade services to clients in the E.U. following Brexit.

Similar to the U.S., regulatory bodies in Europe have recently developed new rules for the fixed-income markets. MiFID II and Markets in Financial Instruments Regulation (“MiFIR”) were implemented in January 2018 and introduced significant changes in market structure designed to: (i) enhance pre- and post-trade transparency for fixed income instruments with the scope of requirements calibrated for liquidity, (ii) increase and enhance post-trade reporting obligations with a requirement to submit post-trade data to ARMs, (iii) ensure trading of certain derivatives occurs on regulated trading venues and (iv) establish a consolidated tape for trade data.  MiFID II and MiFIR may have an adverse effect on our operations or our ability to provide our electronic trading platform in a manner that can successfully compete against other types of regulated and non-regulated venues for the fixed-income trading needs of our clients. In addition, MiFID II has caused us to expend significantly more compliance, business and technology resources, to incur additional operational costs and has created additional regulatory exposure for our trading and post-trade businesses. While we generally believe the net impact of the rules and regulations will be positive for our businesses, unintended consequences of the rules and regulations may adversely affect us in ways yet to be determined.

Our Singapore subsidiary, MarketAxess Singapore Pte. Limited, is authorized to operate as a Recognized Market Operator (“RMO”) and is also a registered platform in Switzerland and Hong Kong. Our Canadian subsidiary, MarketAxess Canada Company, is registered as an Alternative Trading System dealer under the Securities Act of Ontario and is a member of the Investment Industry Regulatory Organization of Canada. Our Brazilian subsidiary, MarketAxess Platforma de Negociacao Ltda., is authorized to provide our platform in Brazil under the jurisdiction of the Securities and Exchange Commission and Central Bank in Brazil.  We also provide our platform in other countries pursuant to exemptions from registration under the laws of such countries.

Employees

As of December 31, 2017, we had 429 employees, 261 of whom were based in the U.S. and 168 of whom were based outside of the U.S., principally in the U.K. None of our employees are represented by a labor union. We consider our relationships with our employees to be good and have not experienced any interruptions of operations due to labor disagreements.

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

Item 1A. Risk Factors.

Risks Related to Our Business Generally

Risks Related to Global Economic and Market Conditions

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

The U.K. exit from the European Union could materially adversely impact our business, clients, financial condition, results of operations and prospects.

In March 2017, the U.K. notified the European Council of its intention to leave the E.U. By invoking Article 50 of the Lisbon Treaty, the U.K. is currently set to leave the E.U. in March 2019.  In its negotiations with the E.U., the U.K. is not seeking to maintain continued access to the E.U. single market following Brexit, which will lead to the loss of the “passporting” rights for regulated financial services firms to automatically operate throughout the E.U.  This future loss of the existing passport right to the E.U. will affect us and many of our clients. For us, it means we will no longer be able to conduct business in the E.U. through our U.K. subsidiaries following Brexit.

Current discussions between the U.K. and the E.U. regarding a transitional period following March 2019 envisage a temporary continuation of the existing passporting rights during such period.  However, we are not able to predict with any certainty whether the U.K. and the E.U. will be able to agree to a transitional period, which laws and policies will apply during any such transitional period, whether we would be able to rely on the existing “passporting regime” during a transitional period or the length of such period. Accordingly, we have begun the process of establishing new regulated subsidiaries in the E.U. in order to provide our trading platform and certain post-trade services to clients in the E.U. following Brexit.

Brexit is expected to significantly affect the fiscal, monetary and regulatory landscape in both the U.K. and E.U., and could have a material impact on their economies and the future growth of various industries.  In particular, the ecosystem of the E.U. financial services industry in which we operate, which prior to Brexit has been heavily centered in London, will become more decentralized. The exit of the U.K., together with the protracted negotiations around the terms of the exit, could significantly impact the business environment in which we and our clients operate, increase the cost of conducting business in both the E.U. and the U.K., and introduce significant new uncertainties with respect to the legal and regulatory requirements to which we and our clients are subject. As we currently conduct business in Europe primarily through our U.K. subsidiaries, we will face new regulatory and operational costs and challenges associated with the establishment of new regulated subsidiaries in the E.U and the management of a customer and employee base that is less centralized in London. We could also be adversely affected by reduced growth and greater volatility in the Pound Sterling and the U.K. economy.

Changes to U.K. immigration policy are likewise expected occur as a result of Brexit and our access to, and our ability to compete for and hire, skilled employees in both the U.K. and the E.U. is expected to become more constrained. In addition, Brexit could lead to legal uncertainty and potentially divergent national laws and regulations as the U.K. determines which E.U. laws to replace or replicate. Accordingly, the cost and complexity of operating across increasingly divergent regulatory regimes could increase following Brexit.

Although it is not possible at this point in time to predict fully the effects of an exit of the U.K. from the E.U., or the substance or timeline for any transitional period, any of the foregoing factors could have a material adverse effect on our business, financial condition and results of operations. In addition, Brexit may impact our ability to comply with the extensive government regulation to which we are subject.

Risks Related to Operating in the Electronic Fixed-Income Trading Markets

Decreases in trading volumes in the fixed-income markets generally or on our platform would harm our business and profitability.

We have experienced significant decreases in overall market volumes in the past and may experience similar decreases in market volumes in the future. Declines in the overall volume of fixed-income securities trading and in market liquidity generally, as well as declines in interest rate volatility, could result in lower revenues from commissions for trades executed on our electronic trading platform and fees generated from related activities.

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

A decline in overall market volumes, trading volumes on our platform or in our platform’s market share for any reason would negatively affect our commission revenue and may have a material adverse effect on our business, financial condition and results of operations.

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

•	diversify our sources of revenues;
•	maintain adequate control of our expenses;
•	operate, support, expand and develop our operations, technology, website, software, communications and other systems;

•	cybersecurity threats;
•	manage growth in personnel and operations;
•	increase awareness of our brand or market positioning;
•	expand our sales and marketing programs;
•	take advantage of acquisitions, strategic alliances and other opportunities; and
•	respond to regulatory changes or demands.

If we are unsuccessful in addressing these risks or in executing our business strategy, our business, financial condition and results of operations may suffer.

We may not be able to introduce enhanced versions of our electronic trading platform, new services and/or service enhancements in a timely or acceptable manner, which could harm our competitive position.

Our business environment is characterized by rapid technological change, changing and increasingly sophisticated client demands and evolving industry standards. Our future will depend on our ability to develop and introduce new features to, and new versions of, our electronic trading platform. For example, we have responded to the reduction in fixed-income secondary market liquidity that has been experienced since the credit crisis by, among other things, introducing a number of all-to-all trading options for our institutional investor and broker-dealer clients.  The success of new features and versions depends on several factors, including the timely completion, introduction and market acceptance of the feature or version. In addition, the market for our electronic trading platform may be limited if prospective clients require customized features or functions that we are unable or unwilling to provide. We cannot assure you that any new features and versions will become or remain successful. If we are unable to anticipate and respond to the demand for new services, products and technologies and develop new features and enhanced versions of our electronic trading platform that achieve widespread levels of market acceptance on a timely and cost-effective basis, it could have a material adverse effect on our business, financial condition and results of operations.

U.S. federal income tax reform could have an adverse impact on the issuance of new debt in the U.S.

In December 2017, the Tax Cuts and Jobs Act (“Tax Act”) was enacted into law and introduced significant changes to U.S. tax and related laws.  In addition to a reduction in the U.S. federal tax rate, the Tax Act caps interest deductibility and reduces the incentives for U.S. companies to keep foreign cash outside the U.S. and, as such, may reduce the levels of new corporate debt issuance in the U.S.

Prior to the Tax Act, federal tax laws generally provided a strong incentive for U.S. companies to finance their operations with debt rather than equity, primarily due to the deductibility of interest on debt financing. The Tax Act limits the deduction for interest expense to 30% of an issuer’s adjusted taxable income for taxable years beginning after December 31, 2017 (initially generally keyed to EBITDA and later to EBIT for taxable years beginning after December 31, 2022, possibly resulting in a further increase in the disallowance of interest expense).  Debt incurred prior to the passage of the Tax Act is not grandfathered. While issuers may still consider debt financing a viable funding option, the initial reaction to the limitation on interest expense deductibility may be for issuers to consider debt to be less attractive.  In addition, because of the cap on interest expense deductibility in the U.S., issuers may be incentivized to issue debt overseas, where an interest deduction may continue to be available and beneficial. A decrease in the issuance of new debt by U.S. issuers could, over time, reduce the size of the secondary market for U.S. bond trading in which we operate.

Prior to the passage of the Tax Act, earnings of U.S. companies accumulated offshore were generally subject to U.S. tax only when repatriated, with an allowance for foreign taxes previously paid.  The Tax Act reduced the U.S. corporate tax rate by 40% and created a territorial system of taxation in which most foreign income is permanently exempt from U.S. tax. The Tax Act’s territorial regime removes the “lockout” on overseas earnings of a U.S.-parented group, allowing redeployment or repatriation of those earnings to be utilized for investments (in the US. or other parts of the world), debt repayment, share buybacks, dividends and acquisitions. Accumulated foreign earnings for multinational corporate groups that have deferred the U.S. tax liability are now subject to taxation at a special one-time rate of 15.5% or less. The ability for U.S. companies to efficiently deploy overseas earnings in the U.S. may reduce the need for such companies to issue new debt in the U.S., which could, over time, reduce the size of the secondary market for U.S. bond trading in which we operate.

The Tax Act could have an adverse impact on the issuance of new debt in the U.S., which could impact the amount of secondary trading volumes in the U.S. bond market.  While we are unable to predict the impact of the Tax Act, any material decline in secondary trading volumes in the U.S. bond market would have a material adverse effect on our business, financial condition, results of operations and prospects.

Risks Related to Competition

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

Our operations also include the sale of information and analytical tools under our BondTicker® and Trax® brands and post-trade services, such as pre-settlement trade matching and transaction reporting and transparency services for the European markets. There is a high degree of competition in data, pricing and post-trade products and services and such businesses may become more competitive in the future as new competitors emerge.  Our information products and post-trade and services lines may be threatened by new regulations, market trends or technologies that reduce their value.  If we are not able to compete successfully in the future, our revenues could be adversely impacted and, as a result, our businesses, financial condition and results of operations would be adversely affected.

Risks Related to our Future Levels of Business, Profitability and Growth

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

Our growth may also be dependent on our ability to diversify our revenue base. We currently derive approximately 50.8% of our revenues from secondary trading in U.S. high-grade corporate bonds. Our long-term business strategy includes expanding our service offerings and increasing our revenues from other fixed-income products and other sources. We cannot assure you that our efforts will be successful or result in increased revenues or continued profitability. We have experienced significant growth in trading volumes, revenues and profitability in recent years. We cannot assure you that our business will continue to grow at a similar rate, if at all.

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

Our revenues and operating results may fluctuate due to a number of factors, including:

•	the unpredictability of the financial services industry;
•	difficulty in quickly adjusting our expense base if revenues fall short of expectations;
•	our ability to retain existing broker-dealer and institutional investor clients and attract new broker-dealer and institutional investor clients;
•	our ability to drive an increase in the use of our electronic trading platform by new and existing broker-dealer and institutional investor clients;
•	changes in our fee plans;
•	the introduction of new features on our electronic trading platform;
•	the effectiveness of our sales force;
•	new product and service introductions by us or our competitors;
•	fluctuations in overall market trading volume or our market share for our key products;
•	technical difficulties or interruptions in our service;
•	general economic conditions in our geographic markets;
•	additional investment in our services or operations; and
•	new regulations that limit or affect how our electronic trading platform can operate or which increase our regulatory compliance costs.

As a result, our operating results may fluctuate significantly on a quarterly basis, which could result in decreases in our stock price.

As we enter new markets, we may not be able to successfully attract clients and adapt our technology and marketing strategy for use in those markets.

Our strategy includes leveraging our electronic trading platform to enter new markets, such as our recent entry into the municipal bond and leveraged loan markets. However, we cannot assure you that we will be able to successfully adapt our proprietary software and technology for use in these and other markets. Even if we do adapt our software and technology, we cannot assure you that we will be able to attract clients and compete successfully in any such new markets. We cannot assure you that our marketing efforts or our pursuit of any of these opportunities will be successful. If these efforts are not successful, we may realize less than expected earnings, which in turn could result in a decrease in the market value of our common stock. Furthermore, these efforts may divert management attention or inefficiently utilize our resources.

Risks Related to our Geographic and Customer Concentration

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

We rely on our institutional investor clients to launch inquiries over our trading platform. A limited number of such clients can account for a significant portion of our trading volume. One institutional investor client accounted for approximately 12.2%, 14.2% and 15.3% of trading volumes during the years ended December 31, 2017, 2016 and 2015, respectively. Based on information filed with the SEC by this institutional investor client, as of December 31, 2017, investment funds managed by this institutional investor client beneficially owned approximately 8.3% of the outstanding shares of our common stock, primarily through passive index and ETF funds.

The obligations of our institutional investor clients to us under our standard contractual agreements are minimal, non-exclusive and terminable by such clients. Our institutional investor clients buy and sell fixed-income securities through traditional methods, including by telephone and e-mail messaging, and through other electronic trading platforms.

There can be no assurance that we will be able to retain our major institutional investor clients or that such clients will continue to use our trading platform. The loss of a major institutional investor client or any reduction in the use of our electronic trading platform by such clients could have a material adverse effect on our business, financial condition and results of operations.

Credit and Market Risks

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

In the process of executing matched principal transactions, miscommunications and other errors by our clients or us can arise that involve substantial risks of liability. These risks include, among others, potential liability from disputes over the terms of a trade, the settlement of the trade, or claims that we resolved an error trade dispute incorrectly or that a system malfunction or delay caused monetary loss to a client. In addition, because of the ease and speed with which trades can be executed on our electronic platform, clients can lose substantial amounts by inadvertently entering trade instructions or by entering trade orders inaccurately. A significant error trade or a large number of error trades could result in participant dissatisfaction and a decline in participant willingness to trade on our electronic platform. Although we maintain error trade policies designed to protect our Open Trading™ participants and enable us to manage the risks attendant in acting as a matched principal counterparty, depending on the cause, number and value of the trades that are the subject of an alleged error or dispute, such trades have the potential to have a material adverse effect on our financial condition and results of operations. In addition, if we are required to hold a securities position as a result of an error, there may also be financing costs or regulatory capital charges required to be taken by us.

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

Technology and IT Systems Risks

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

Further, the adoption of new Internet, networking, telecommunications or blockchain technologies may require us to devote substantial resources to modify and adapt our services. We cannot assure you that we will be able to successfully implement new technologies or adapt our proprietary technology and transaction-processing systems to client requirements or emerging industry standards. We cannot assure you that we will be able to respond in a timely manner to changing market conditions or client requirements.

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

We also rely, and expect in the future to continue to rely, on third parties for various computer and communications systems, such as telephone companies, online service providers, data processors, cloud computing and software and hardware vendors. Other third parties provide, for instance, our data center, telecommunications access lines and significant computer systems and software licensing, support and maintenance services. Any interruption in these or other third-party services or deterioration in their performance could impair the quality of our service. We cannot be certain of the financial viability of all of the third parties on which we rely.

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

Our success depends on maintaining the integrity and capacity of our electronic trading platform, systems and infrastructure.

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

As our operations grow in both size and scope, we will need to continually improve and upgrade our electronic trading platform and infrastructure to accommodate potential increases in order message volume and trading volume, the trading practices of new and existing clients, regulatory changes and the development of new and enhanced trading platform features, functionalities and ancillary products and services. The expansion of our electronic trading platform and infrastructure has required, and will continue to require, substantial financial, operational and technical resources. These resources will typically need to be committed well in advance of any actual increase in trading volumes and order messages. We cannot assure you that our estimates of future trading volumes and order messages will be accurate or that our systems will always be able to accommodate actual trading volumes and order messages without failure or degradation of performance. Furthermore, we use new technologies to upgrade our established systems, and the development of these new technologies also entails technical, financial and business risks. We cannot assure you that we will successfully implement new technologies or adapt our existing electronic trading platform, technology and systems to the requirements of our broker-dealer and institutional investor clients or to emerging industry standards. The inability of our electronic trading platform to accommodate increasing trading volume and order messages would also constrain our ability to expand our business.

Our computer systems may suffer failures and business interruptions that could increase our operating costs and cause us to lose clients.

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

Any system failure that causes an interruption in service or decreases the responsiveness of our service could damage our reputation, business and brand name and lead our clients to decrease or cease their use of our electronic trading platform.

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

Cybersecurity Risks

Malicious cyber-attacks and other adverse events affecting our operational systems or infrastructure, or those of third parties, could disrupt our businesses, result in the disclosure of confidential information, damage our reputation and cause losses or regulatory penalties.

The operation of our electronic trading platform relies on the secure processing, storage and transmission of a large amount of transactional data and other confidential sensitive data (including confidential client and personal information). Although we take protective measures such as security-related software programs, firewalls and similar technology to maintain the confidentiality, integrity and availability of our and our customers’ information, and endeavor to modify these protective measures as circumstances warrant, the nature of cyber threats continues to evolve. As a result, our computer systems, software and networks may be vulnerable to unauthorized access, loss or destruction of data (including confidential customer personal information), unavailability or disruption of service, computer viruses, acts of vandalism, or other malicious code, cyber-attack and other adverse events that could have an adverse security impact. Despite the defensive measures we have taken, these threats may come from external factors such as governments, organized crime, hackers, and other third parties such as infrastructure-support providers and application developers, or may originate internally from an employee or service provider to whom we have granted access to our computer systems. If our security measures are breached as a result of third-party action, employee error, malfeasance or otherwise, and, as a result, someone obtains unauthorized access to trading or other confidential or personal information, our reputation could be damaged, our business would suffer and we could incur material liability. Any such breach could compromise our networks and the information stored there could be accessed, publicly disclosed, lost or stolen. Because techniques used to obtain unauthorized access or to sabotage computer systems change frequently and generally are not recognized until launched against a target, we may be unable to anticipate these techniques or to implement adequate preventive measures.

We also face the risk of operational disruption, failure or capacity constraints of any of the third party service providers that facilitate our business activities, including clients, clearing agents and network or data providers. Such parties could also be the source of a cyber-attack on or breach of our operational systems, data or infrastructure.

There have been an increasing number of cyber-attacks in recent years in various industries, including ours, and cyber-security risk management has been the subject of increasing focus by our regulators. If one or more cyber-attacks occur, it could potentially jeopardize the confidential, proprietary and other information processed and stored in, and transmitted through, our computer systems and networks, or otherwise cause interruptions or malfunctions in our, as well as our customers’ or other third parties’, operations, which could result in reputational damage, financial losses, customer dissatisfaction and/or regulatory penalties, which may not in all cases by covered by insurance. Any such cyber incidents involving our computer systems and networks, or those of third parties important to our businesses, could have a material adverse effect on our businesses, financial condition, results of operations and prospects.

Our regulators in recent years have increased their examination and enforcement focus on matters relating to cybersecurity threats, including the assessment of firms’ vulnerability to cyber-attacks. In particular, regulatory concerns have been raised about firms establishing effective cybersecurity governance and risk management policies, practices and procedures; protecting firm networks and information; identifying and addressing risks associated with clients, vendors, and other third parties; preventing and detecting unauthorized activities; adopting effective mitigation and business continuity plans to address the impact of cybersecurity breaches; and establishing protocols for reporting cybersecurity incidents. While any insurance that we may have that covers a specific cybersecurity incident may help to prevent our realizing a significant loss from the incident, it would not protect us from the effects of adverse regulatory actions that may result from the incident or a finding that we had inadequate cybersecurity controls, including the reputational harm that could result from such regulatory actions.

Our remediation costs and lost revenues could be significant if we fall victim to a cyber-attack. If an actual, threatened or perceived breach of our security occurs, the market perception of the effectiveness of our security measures could be harmed and could cause our clients to reduce or stop their use of our electronic trading platform. We may be required to expend significant resources to repair system damage, protect against the threat of future security breaches or to alleviate problems, including reputational harm, loss of clients and revenues and litigation, caused by any breaches. We may be found liable to our clients for any misappropriated confidential or personal information. Although we intend to continue to implement industry-standard security measures, we cannot assure you that those measures will be sufficient.

Intellectual Property Risks

We may not be able to protect our intellectual property rights or technology effectively, which would allow competitors to duplicate or replicate our electronic trading platform or any of our other current or future products or services. This could adversely affect our ability to compete.

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

Risks Related to Possible Transactions or Investments

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

Risks Related to Key Personnel and Employees

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

Regulatory Risks

We operate in a highly regulated industry and we may face restrictions with respect to the way we conduct certain of our operations.

Our business is subject to increasingly extensive governmental and other regulations.  These regulations are designed to protect public interests generally rather than the interests of our stockholders. The SEC, FINRA, the CFTC and other agencies extensively regulate the United States financial services industry, including most of our operations in the United States. Much of our international operations are subject to similar regulations in their respective jurisdictions, including regulations overseen by the FCA in the United Kingdom, the Swiss Financial Market Supervisory Authority in Switzerland, the Monetary Authority of Singapore, the Hong Kong Securities and Futures Commission, the Investment Industry Regulatory Organization of Canada and provincial regulators in Canada, and the Securities and Exchange Commission and Central Bank in Brazil.  In addition, Xtrakter is registered as an ARM and APA with the FCA.

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

Certain of our regulated subsidiaries, including our registered broker-dealer and MTF, are subject to U.S. or foreign regulations which prohibit repayment of borrowings from the us or our affiliates, paying cash dividends, making loans to us or our affiliates or otherwise entering into transactions that result in a significant reduction in regulatory net capital or financial resources, without prior notification to or approval from such subsidiary’s principal regulator.  MarketAxess SEF Corporation is registered with the CFTC as a SEF and is required, among other things, to maintain sufficient financial resources to cover operating costs for at least one year.

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

In addition, regulatory bodies in Europe have recently developed new rules for the fixed-income markets. MiFID II and MiFIR were implemented in January 2018 and introduced significant changes in market structure designed to: (i) enhance pre- and post-trade transparency for fixed income instruments with the scope of requirements calibrated for liquidity, (ii) increase and enhance post-trade reporting obligations with a requirement to submit post-trade data to ARMs, (iii) ensure trading of certain derivatives occurs on regulated trading venues and (iv) establish a consolidated tape for trade data. MiFID II and MiFIR may have an adverse effect on our operations or our ability to provide our electronic trading platform in a manner that can successfully compete against other types of regulated and non-regulated venues for the fixed-income trading needs of our clients. In addition, MiFID II has caused us to expend significantly more compliance, business and technology resources, incur additional operational costs and create additional regulatory exposure for our trading and post-trade businesses. We cannot predict the extent to which any of these new regulations or future regulatory changes will impact our European business and operations, but they may have an adverse effect on our business, financial condition and results of operations.

Any changes in laws or regulations or in governmental policies could have a material adverse effect on our business, financial condition and results of operations. Our industry has been and is subject to continuous regulatory changes and may become subject to new regulations or changes in the interpretation or enforcement of existing regulations, which could require us to incur significant compliance costs or cause the development and growth of impacted markets to become impractical. For example, the Volcker Rule section of the Dodd-Frank Act bans proprietary trading by banks and their affiliates, which could adversely affect our bank-affiliated broker-dealer clients’ ability to make markets in a variety of fixed-income securities, thereby negatively impacting the level of liquidity and pricing available on our trading platform. Other regulatory initiatives include Basel III, a global regulatory standard on bank capital adequacy designed to strengthen bank capital requirements and liquidity in most of the world’s major economies by 2019. The implementation of these rules could restrict the ability of our bank-affiliated broker-dealer clients to raise additional capital or use existing capital for trading purposes, which might cause them to trade less on our platform. In addition, as we expand our business into new markets, it is likely that we will be subject to additional laws, rules and regulations. We cannot predict the extent to which any future regulatory changes may adversely affect our business and operations.

Our disclosed trading system has not been subjected to regulation as an alternative trading system under Regulation ATS. A determination by the SEC to treat our disclosed trading platform as an alternative trading system subject to Regulation ATS would subject us to additional reporting obligations, compliance and operational costs and other limitations on the conduct of our business, many of which could be material. If we offer a trading methodology subject to oversight under Regulation ATS in the future, such as a central limit order book for the trading of bonds or other similar automated matching services, these protocols would likely be regulated as an alternative trading system subject to Regulation ATS, which could increase our compliance and operational costs and create additional regulatory exposure for our businesses.

The activities and consequences described above may result in significant distractions to our management and could have a material adverse effect on our business, financial condition and results of operations.

The extensive regulation of our business means we have ongoing exposure to potentially significant costs and penalties.

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

Firms in the financial services industry have experienced increased scrutiny in recent years, and penalties, fines and other sanctions sought by regulatory authorities, including the SEC, the CFTC, FINRA, the NFA, state securities commissions and state attorney generals in the U.S., and the FCA in the U.K. and other international regulators, have increased accordingly. Accordingly, we face the risk of regulatory intervention, investigations and proceedings, any of which could involve extensive scrutiny of our activities and result in significant fines and liability. Any of these developments would require significant time and financial resources and could adversely affect our reputation, financial condition and operating results.

Legal Risks

In the event of employee error or misconduct, our business may be harmed.

Employee misconduct or error could expose us to significant liability, financial losses, regulatory sanctions and reputational harm. Misconduct or error by employees could include engaging in improperly using our confidential information or the confidential or personal information of our clients or engaging in improper or unauthorized activities or transactions.

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

Many aspects of our business, and the businesses of our clients, involve substantial risks of liability. Dissatisfied clients may make claims against us regarding quality of trade execution, improperly settled trades, resolution of trade error claims, system failures, failure to protect to their confidential or personal information, mismanagement or even fraud. We may become subject to these claims as the result of delays, failures or malfunctions of our electronic trading platform and services provided by us. We could incur significant legal expenses defending claims, even those without merit. An adverse resolution of any lawsuits or claims against us could have a material adverse effect on our business, financial condition and results of operations.

Risks Related to Growing our U.S. and International Operations

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

In addition, we must comply with the laws, regulations and registration rules of foreign governments and regulatory bodies for each country in which we conduct business. For example, MiFID II and MiFIR were implemented by regulatory bodies in Europe in January 2018. We cannot predict the extent to which any of these new regulations or future regulatory changes may impact our European business and operations, but they may cause us to expend significantly more compliance, business and technology resources, incur additional operational costs and create additional regulatory exposure.

We cannot predict what future actions that the regulatory bodies that supervise our business might take, or the impact that any such actions may have on our business. In addition, Brexit could lead to legal uncertainty and potentially divergent national laws and regulations as the U.K. determines which E.U. laws to replace or replicate. Our compliance with these changing laws and regulations may be costly and time-consuming and may have a material adverse effect on our clients’ trading activities on our platform.

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

We conduct operations in several different countries outside the U.S., most notably the U.K., and substantial portions of our revenues, expenses, assets and liabilities are denominated in non U.S. dollar currencies. Since our consolidated financial statements are presented in U.S. dollars, we must translate revenues, income and expenses, as well as assets and liabilities, into U.S. dollars at exchange rates in effect during or at the end of each reporting period. Accordingly, increases or decreases in the value of the U.S. dollar against the other currencies will affect our net operating revenues, operating income and the value of balance sheet items denominated in foreign currencies.

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

Liquidity and Funding Risks

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

We are party to a credit agreement with JPMorgan Chase & Co. that provides for revolving loans and letters of credit up to an aggregate of $100.0 million. Subject to the satisfaction of certain specified conditions, we are permitted to upsize the borrowing capacity of the credit agreement by an additional $50.0 million. Our credit agreement contains certain covenants that, among other things, restrict our ability to take certain actions, even if we believe them to be in our best interests. These covenants restrict or prohibit, among other things, our ability to:

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

Risks Related to our Internal Controls

As a public company, we are subject to certain financial and corporate governance requirements that may be difficult for us to satisfy and may divert management’s attention from our business.

We are subject to the requirements of Section 404 of the Sarbanes-Oxley Act of 2002 (“SOX”) and the related SEC rules and regulations that call for our management to conduct an annual assessment and report on the effectiveness of our internal controls over financial reporting. Our independent registered public accounting firm must also issue an annual report addressing the operating effectiveness of our internal controls over financial reporting.

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

The market price of our common stock may be significantly affected by volatility in the markets in general. The market price of our common stock likely will continue to fluctuate in response to factors including the following:

•	the other risk factors described in this Annual Report on Form 10-K;
•	prevailing interest rates;
•	the market for similar securities;
•	changes in the nature of our stockholder base;
•	additional issuances of common stock;
•	general economic conditions; and
•	our financial condition, performance and prospects, including our ability or inability to meet analyst expectations.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Our corporate headquarters and principal U.S. offices are located in New York, New York, where we lease approximately 57,000 square feet under leases expiring between April 2018 and February 2022. We also collectively lease approximately 21,000 square feet for our other office locations in the U.S., United Kingdom, Brazil, Hong Kong and Singapore under various leases expiring between April 2018 and December 2033. During 2016, we entered into a fifteen-year lease agreement for our new global headquarters in New York City.  We expect to vacate all of the office space we currently lease in New York City and relocate our headquarters to approximately 83,000 square feet of newly built office space at 55 Hudson Yards upon the building’s completion in late 2018.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Price Range

Our common stock trades on the NASDAQ Global Select Market under the symbol “MKTX”. The range of closing price information for our common stock, as reported by NASDAQ, was as follows:

2017:	High	Low

January 1, 2017 to March 31, 2017	$197.74	$150.18
April 1, 2017 to June 30, 2017	$207.93	$178.07
July 1, 2017 to September 30, 2017	$207.84	$176.20
October 1, 2017 to December 31, 2017	$202.91	$173.05

2016:

January 1, 2016 to March 31, 2016	$126.29	$101.77
April 1, 2016 to June 30, 2016	$145.40	$120.86
July 1, 2016 to September 30, 2016	$173.34	$143.59
October 1, 2016 to December 31, 2016	$171.02	$145.53

On February 16, 2018, the last reported closing price of our common stock on the NASDAQ Global Select Market was $201.40.

Holders

There were 23 holders of record of our common stock as of February 16, 2018.

Dividend Policy

During 2017, 2016 and 2015, we paid quarterly cash dividends of $0.33 per share, $0.26 per share and $0.20 per share, respectively. Any future declaration and payment of dividends will be at the sole discretion of our Board of Directors. The Board of Directors may take into account such matters as general business conditions, our financial results, capital requirements, contractual obligations, legal and regulatory restrictions on the payment of dividends to our stockholders or by our subsidiaries to their respective parent entities, and such other factors as the Board of Directors may deem relevant.

Recent Sales of Unregistered Securities

None.

Securities Authorized for Issuance Under Equity Compensation Plans

Please see the section entitled “Equity Compensation Plan Information” in Item 12.

Issuer Purchases of Equity Securities

During the three months ended December 31, 2017, we repurchased the following shares of common stock:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans and Programs	Dollar Value of Shares That May Yet Be Purchased Under the Plans and Programs
				(In thousands)
October 1, 2017 - October 31, 2017	39,812	$177.31	12,000	$97,760
November 1, 2017 - November 30, 2017	70,860	$191.39	10,500	95,873
December 1, 2017 - December 31, 2017	10,173	$198.18	10,000	93,891
	120,846	$187.32	32,500

During the three months ended December 31, 2017, we repurchased 120,846 shares of common stock.  The repurchases included 88,346 shares surrendered by employees to us to satisfy the withholding tax obligations upon the exercise of stock options and vesting of restricted shares and 32,500 shares repurchased in connection with our share repurchase program.

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

STOCK PERFORMANCE GRAPH

The following graph shows a comparison from December 31, 2012 through December 31, 2017 of the cumulative total return for (i) our common stock, (ii) the NASDAQ Composite Index and (iii) the Dow Jones US Financial Services Index. The performance graph and related information shall not be deemed “soliciting material” or to be “filed” with the SEC, nor shall such information be incorporated by reference into any future filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, each as amended, except to the extent that the we specifically incorporates it by reference into such filing.

The figures in this graph assume an initial investment of $100 in our common stock and in each index on December 31, 2012, and that all quarterly dividends were reinvested. The returns illustrated below are based on historical results during the period indicated and should not be considered indicative of future stockholder returns.

Item 6. Selected Financial Data.

The selected statements of operations data for each of the years ended December 31, 2017, 2016 and 2015 and the selected balance sheet data as of December 31, 2017 and 2016 have been derived from our audited financial statements included elsewhere in this Annual Report on Form 10-K. The selected statements of operations data for the years ended December 31, 2014 and 2013, and the balance sheet data as of December 31, 2015, 2014 and 2013 have been derived from our audited financial statements not included in this Annual Report on Form 10-K.

	Year Ended December 31,
	2017	2016	2015	2014	2013
	(In thousands, except per share amounts)
Statements of Operations Data:
Revenues
Commissions (1)	$355,282	$332,307	$266,221	$221,138	$203,652
Information services (2)	25,807	23,269	22,585	24,895	20,902
Post-trade services (3)	11,090	10,812	11,648	13,489	10,806
Investment income	3,619	2,137	905	543	420
Other (4)	1,673	1,394	1,739	2,709	2,953
Total revenues	397,471	369,919	303,098	262,774	238,733

Expenses
Employee compensation and benefits	102,751	96,785	83,856	74,995	64,406
Depreciation and amortization	19,274	17,838	18,542	17,379	14,123
Technology and communications	20,048	17,275	15,916	17,685	16,037
Professional and consulting fees	19,367	17,175	13,043	14,375	18,220
Occupancy	6,125	4,681	4,685	4,381	5,173
Marketing and advertising	9,762	8,934	6,148	5,769	4,632
Clearing costs (5)	5,797	6,060	3,313	1,329	685
General and administrative	12,579	9,569	9,695	8,325	8,177
Total expenses	195,703	178,317	155,198	144,238	131,453
Income before income taxes from continuing operations	201,768	191,602	147,900	118,536	107,280
Provision for income taxes	53,679	65,430	51,863	43,730	38,717
Net income from continuing operations	148,089	126,172	96,037	74,806	68,563
Income from discontinued operations, net of income taxes (6)	—	—	—	—	7,453
Net income	$148,089	$126,172	$96,037	$74,806	$76,016

Basic earnings per common share
Income from continuing operations	$4.02	$3.42	$2.62	$2.03	$1.86
Income from discontinued operations	—	—	—	—	0.20
Net income per common share	$4.02	$3.42	$2.62	$2.03	$2.06

Diluted earnings per common share
Income from continuing operations	$3.89	$3.34	$2.55	$1.97	$1.81
Income from discontinued operations	—	—	—	—	0.20
Net income per common share	$3.89	$3.34	$2.55	$1.97	$2.01

Cash dividends declared per common share	$1.32	$1.04	$0.80	$0.64	$0.52

Weighted average number of shares of common stock outstanding:
Basic	36,864	36,844	36,690	36,930	36,886
Diluted	38,038	37,738	37,637	37,889	37,888

	As of December 31,
	2017	2016	2015	2014	2013
Balance Sheet Data:	(In thousands)
Cash, cash equivalents and investments	$406,535	$362,647	$284,434	$233,787	$200,433
Working capital (7)	411,424	364,904	284,914	227,743	200,183
Total assets	581,232	528,042	439,041	379,884	353,910

(1)	Commissions include monthly distribution fees and trading commissions.
(2)

Information service revenues include data licensed to our broker-dealer clients, institutional investor clients and data-only subscribers, as well as professional consulting services, technology software licenses and maintenance and support services.

(3)	Post-trade service revenues include revenue from trade matching and regulatory transaction reporting services through Xtrakter, which was acquired in February 2013.
(4)	Other revenues consist primarily of telecommunications line charges to broker-dealer clients, realized and unrealized gains or losses on trading security investments and other miscellaneous revenues.
(5)	Clearing costs consist of fees charged by third-party clearing brokers for the clearing and settlement of matched principal trades.
(6)	In October 2013, we sold Greenline Financial Technologies, Inc. for $11.0 million and recognized a gain on the sale, net of a tax benefit, of $7.6 million.
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

Executive Overview

MarketAxess operates a leading electronic trading platform that enables fixed-income market participants to efficiently trade corporate bonds and other types of fixed-income instruments using our patented trading technology. Over 1,300 institutional investor and broker-dealer firms are active users of our trading platform, accessing global liquidity in U.S. high-grade corporate bonds, emerging markets and high-yield bonds, European bonds, U.S. agency bonds, municipal bonds, credit default swaps and other fixed-income securities. Through our Open Trading™ protocols, we execute trades in certain bonds between and among institutional investor and broker-dealer clients in an all-to-all trading environment on a matched principal basis.  We also offer a number of trading-related products and services, including: market data to assist clients with trading decisions; connectivity solutions that facilitate straight-through processing; technology services to optimize trading environments; and execution services for exchange-traded fund managers and other clients. Through our Trax® division, we also offer a range of pre- and post-trade services, including trade matching, trade publication, regulatory transaction reporting, and market and reference data across a range of fixed-income and other products.

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

•

to add new content and analytical capabilities to BondTicker® and expand Axess All®, the first intra-day trade tape for the European fixed income market, and our other data service offerings provided by Trax® to improve the value of the information we provide to our clients; and

•

to continue to increase and supplement our internal growth by entering into strategic alliances, or acquiring businesses or technologies that will enable us to enter new markets, provide new products or services, or otherwise enhance the value of our platform to our clients.

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

In 2017, our business faced a challenging trading environment which we attribute to a number of factors, including low volatility, low credit spreads and a continuation of accommodative monetary policies by several major central banks, including the Federal Reserve and the European Central Bank. These monetary policies have resulted in historically low levels of volatility and interest rates across most of the fixed income markets, resulting in a trading emphasis on new bond issues rather than the secondary markets in which we operate.  The lack of volatility in 2017 particularly weighed on high-yield trading activity, while emerging market trading volumes benefitted from the global search for yield. The global credit markets have also faced structural issues in recent years, such as trading limits imposed by the Volcker Rule, increased bank capital requirements under Basel III and the quantitative easing program of the European Central Bank.

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

In general, we compete on the basis of a number of key factors, including, among others, the liquidity provided on our platform, the magnitude and frequency of price improvement enabled by our platform, total transaction costs and the quality and speed of execution. We believe that our ability to grow volumes and revenues will largely depend on our performance with respect to these factors.

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

Following the global financial crisis and other recent events in the financial industry, governments and regulators in both the United States and Europe called for increased regulation and transparency in the over-the-counter markets. As a result, the Dodd-Frank Act was enacted in 2010 and, among other things, mandated the clearing of certain derivative instruments (“swaps”) through regulated central clearing organizations and mandatory trading of those instruments through either regulated exchanges or swap execution facilities (“SEFs”), in each case, subject to certain key exceptions.

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

Following President Trump’s election in November 2016, his administration pursued a path of financial deregulation, including by signing an executive order that requires the Treasury Department to review the provisions of the Dodd-Frank Act. As a result, the Treasury Department has begun a process of reviewing existing U.S. capital markets regulations, including the Volcker Rule, and has issued a report with recommendations to improve corporate bond liquidity.  In 2017, the SEC established a Fixed Income Market Structure Advisory Committee in order to provide the SEC with diverse perspectives on the structure and operations of the U.S. fixed income markets, as well as advice and recommendations on matters related to fixed income market structure.

In Europe, MiFID II and MiFIR were implemented in January 2018 and introduced significant changes in market structure designed to: (i) enhance pre- and post-trade transparency for fixed income instruments with the scope of requirements calibrated for liquidity, (ii) increase and enhance post-trade reporting obligations with a requirement to submit post-trade data to ARMs, (iii) ensure trading of certain derivatives occurs on regulated trading venues and (iv) establish a consolidated tape for trade data. MiFID II has caused us to expend significantly more compliance, business and technology resources, incur additional operational costs and create additional regulatory exposure for our trading and post-trade businesses. While we generally believe the net impact of the rules and regulations may be positive for our businesses, unintended consequences of the rules and regulations may adversely affect us in ways yet to be determined.

In March 2017, the U.K. notified the European Council of its intention to leave the E.U. By invoking Article 50 of the Lisbon Treaty, the U.K. is currently set to leave the European Union in March 2019. Depending on the terms agreed between E.U. member states and the U.K. as part of the exit negotiations, our U.K. subsidiaries may not be able to rely on the existence of a “passporting” regime that allows immediate access to the single E.U. market. Accordingly, we have begun the process of establishing one or more new regulated subsidiaries in the E.U. in order to provide our trading platform and certain post-trade services to clients in the E.U. following Brexit.

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

U.S. High-Grade Corporate Bond Commissions. Our U.S. high-grade corporate bond fee plans generally incorporate variable transaction fees and fixed distribution fees billed to our broker-dealer clients on a monthly basis. Certain dealers participate in fee programs that do not contain monthly distribution fees and instead incorporate additional per transaction execution fees and minimum monthly fee commitments. Under these fee plans, we electronically add the transaction fee to the spread quoted by the broker-dealer client. The U.S. high-grade transaction fee is generally designated in basis points in yield and, as a result, is subject to fluctuation depending on the duration of the bond traded. The average U.S. high-grade fees per million may vary in the future due to changes in yield, years-to-maturity and nominal size of bonds traded on our platform.

Other Credit Commissions. Other credit includes Eurobonds, emerging markets bonds, high-yield bonds and municipal bonds. Commissions for other credit products generally vary based on the type of the instrument traded using standard fee schedules. During the third quarter of 2017, we changed our high-yield fee plan structure. Similar to our U.S. high-grade fee plans, certain dealers now participate in a high-yield fee plan that incorporates a variable transaction fee and fixed distribution fee. Certain dealers participate in a plan that does not contain monthly distribution fees and instead incorporates additional per transaction execution fees and minimum monthly fee commitments. Prior to the fee plan change, our high-yield fee plan options generally consisted solely of variable transaction fees. During the fourth quarter of 2016, our Eurobond fee plan structure was changed to contain standardized minimum monthly commitments and variable transaction fees. Prior to the fee plan change, our European fee plans generally incorporated some combination of monthly distribution fees and variable transaction fees. The average other credit fees per million may vary in the future due to changes in product mix or trading protocols.

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

Other Revenue

In addition to the commissions discussed above, we earn revenues from information services, post-trade services, investment income and other income.

Information Services. We generate revenue from data licensed to our broker-dealer clients, institutional investor clients and data-only subscribers; professional consulting services; technology software licenses; and maintenance and support services. Information services are invoiced monthly, quarterly or annually. Revenues from information services are recognized in the period the services are provided. When billed in advance, information service revenues are deferred and recognized monthly on a straight-line basis. Revenue from professional and consulting services are recognized as services are performed and software license subscription revenue and maintenance and support services are recognized ratably over the period.

Post-trade Services. We generate revenue from trade matching and regulatory transaction reporting services. Revenues are recognized in the period the services are provided.

Investment Income. Investment income consists of income earned on our investments.

Other. Other revenues include revenue from telecommunications line charges to broker-dealer clients, realized and unrealized gains or losses on trading security investments and other miscellaneous revenues.

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

Information Services. We generate revenue from data licensed to our broker-dealer clients, institutional investor clients and data-only subscribers; professional consulting services; technology software licenses; and maintenance and support services. Information services are invoiced monthly, quarterly or annually. When billed in advance, revenues are deferred and recognized monthly on a straight-line basis. Revenue is recognized in the period the services are provided. Revenue from professional consulting services is recognized as services are performed and software license subscription revenue and maintenance and support services are recognized ratably over the contract period.

Post-trade Services. We generate revenue from regulatory transaction reporting and trade matching services. Revenue is recognized in the period the services are provided.

Stock-Based Compensation

We measure and recognize compensation expense for all share-based payment awards based on their estimated fair values measured as of the grant date. These costs are recognized as an expense in our Consolidated Statements of Operations over the requisite service period, which is typically the vesting period, with an offsetting increase to additional paid-in capital. Effective upon our adoption of ASU 2016-09 on January 1, 2017, “Improvements to Employee Share-Based Payment Accounting” (“ASU-2016-09”), we account for forfeitures are recognized as they occur. Prior to the adoption of ASU 2016-09, expected forfeitures were included in determining share-based compensation expense.

Income Taxes

Income taxes are accounted for using the asset and liability method. Deferred income taxes reflect the net tax effects of temporary differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when such differences are expected to reverse. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is recognized against deferred tax assets if it is more likely than not that such assets will not be realized in future years. We recognize interest and penalties related to unrecognized tax benefits in general and administrative expenses in our Consolidated Statements of Operations. Effective upon our adoption of ASU 2016-09, all tax effects related to share-based payments are recorded through tax expense in the periods during which the awards are exercised or vest.

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

Segment Results

We operate an electronic multi-party platform for the trading of fixed-income securities and provide related data, analytics, compliance tools and post-trade services. We consider our operations to constitute a single business segment because of the highly integrated nature of these product and services, of the financial markets in which we compete and of our worldwide business activities. We believe that results by geographic region or client sector are not necessarily meaningful in understanding our business. See Note 13 to the Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K for certain geographic information about our business required by U.S. GAAP.

Results of Operations

Year Ended December 31, 2017 Compared to Year Ended December 31, 2016

Overview

Total revenues increased by $27.6 million or 7.4% to $397.5 million for the year ended December 31, 2017 from $369.9 million for the year ended December 31, 2016. This increase in total revenues was primarily due to an increase in commission revenue of $23.0 million. A 4.0% change in the average foreign currency exchange rates of the British Pound Sterling compared to the U.S. dollar for the year ended December 31, 2017 had the effect of decreasing revenues by $2.3 million for the year ended December 31, 2017.

Total expenses increased by $17.4 million or 9.8% to $195.7 million for the year ended December 31, 2017 from $178.3 million for the year ended December 31, 2016. This increase was primarily due to higher employee compensation and benefits of $6.0 million, general and administrative costs of $3.0 million, technology and communication expenses of $2.8 million, professional and consulting fees of $2.2 million, occupancy of $1.4 million and depreciation and amortization of $1.4 million. The change in the average foreign currency exchange rates had the effect of decreasing expenses by $2.2 million for the year ended December 31, 2017.

Income before taxes increased by $10.2 million or 5.3% to $201.8 million for the year ended December 31, 2017 from $191.6 million for the year ended December 31, 2016. Net income increased by $21.9 million or 17.4% to $148.1 million for the year ended December 31, 2017 from $126.2 million for the year ended December 31, 2016.

Revenues

Our revenues for the years ended December 31, 2017 and 2016, and the resulting dollar and percentage changes, were as follows:

	Year Ended December 31,
	2017		2016
	($ in thousands)
	$	% of Revenues	$	% of Revenues	$ Change	% Change
Commissions	$355,282	89.4%	$332,307	89.8%	$22,975	6.9%
Information services	25,807	6.5	23,269	6.3	2,538	10.9
Post-trade services	11,090	2.8	10,812	2.9	278	2.6
Investment income	3,619	0.9	2,137	0.6	1,482	69.3
Other	1,673	0.4	1,394	0.4	279	20.0
Total revenues	$397,471	100.0%	$369,919	100.0%	$27,552	7.4%

Commissions

Our commission revenues for the years ended December 31, 2017 and 2016, and the resulting dollar and percentage changes, were as follows:

	Year Ended December 31,
	2017	2016	$ Change	% Change
	($ in thousands)
Variable transaction fees
U.S. high-grade	$137,034	$135,295	$1,739	1.3%
Other credit	140,492	129,976	10,516	8.1
Liquid products	2,277	2,795	(518)	(18.5)
Total variable transaction fees	279,803	268,066	11,737	4.4
Distribution fees
U.S. high-grade	64,709	58,705	6,004	10.2
Other credit	10,154	4,783	5,371	112.3
Liquid products	616	753	(137)	(18.2)
Total distribution fees	75,479	64,241	11,238	17.5
Total commissions	$355,282	$332,307	$22,975	6.9%

Variable Transaction Fees

The following table shows the extent to which the increase in variable commissions for the year ended December 31, 2017 was attributable to changes in transaction volumes and variable transaction fees per million:

	Change from the Year Ended December 31, 2016
	U.S. High-Grade	Other Credit	Liquid Products	Total
	($ in thousands)
Volume increase (decrease)	$17,495	$18,762	$(705)	$35,552
Variable transaction fee per million (decrease) increase	(15,756)	(8,246)	187	(23,815)
Total increase (decrease) in variable commissions	$1,739	$10,516	$(518)	$11,737

Our trading volume for each of the years presented was as follows:

	Year Ended December 31,
	2017	2016	$ Change	% Change
	($ in millions)
Trading Volume Data
U.S. high-grade - fixed rate	$791,194	$704,648	$86,546	12.3%
U.S. high-grade - floating rate	33,839	25,917	7,922	30.6
Total U.S. high grade	825,033	730,565	94,468	12.9
Other credit	579,912	506,762	73,150	14.4
Liquid products	53,383	71,375	(17,992)	(25.2)
Total	$1,458,328	$1,308,702	$149,626	11.4%

Number of U.S. Trading Days	250	250
Number of U.K. Trading Days	252	253

For volume reporting purposes, transactions in foreign currencies are converted to U.S. dollars at average monthly rates. The 12.9% increase in our U.S. high-grade volume was principally due to an increase in our estimated market share of total U.S. high-

grade corporate bond volume as reported by Financial Industry Regulatory Authority’s (“FINRA”) Trade Reporting and Compliance Engine (“TRACE”) to 16.9% for the year ended December 31, 2017 from 16.0 % for the year ended December 31, 2016, coupled with an increase in overall market volume as measured by TRACE.  U.S. high-grade TRACE volume increased 7.0% to $4.9 trillion for the year ended December 31, 2017 from $4.6 trillion for the year ended December 31, 2016.

Other credit volumes increased by 14.4% for the year ended December 31, 2017 compared to the year ended December 31, 2016, primarily due to a 37.2% increase in emerging markets bond volume offset by decreases of 5.3% in our high-yield bond volume and 4.8% in our Eurobond volume.  Liquid products volume (excluding credit derivatives) decreased by 25.2% for the year ended December 31, 2017 compared to the year ended December 31, 2016, due mainly to a 27.5% decrease in U.S. agencies bond market volume as reported by TRACE.

Our average variable transaction fee per million for the years ended December 31, 2017 and 2016 was as follows:

	Year Ended December 31,
	2017	2016
Average Variable Transaction fee per million
U.S. high-grade - fixed rate	$170	$191
U.S. high-grade - floating rate	65	39
Total U.S. high-grade	166	185
Other credit	242	256
Liquid products	43	39
Total	192	205

Total U.S. high-grade average variable transaction fee per million decreased to $166 per million for the year ended December 31, 2017 from $185 per million for the year ended December 31, 2016. The decline was mainly due to an increase in the number of larger sized trades, the migration of certain of our broker-dealer clients from an all-variable fee plan to a plan that incorporates monthly distribution fees and a decrease in the duration of bonds traded. Other credit average variable transaction fee per million decreased to $242 per million for the year ended December 31, 2017 from $256 per million from December 31, 2016, mainly due to a larger percentage of trading volume in emerging market bonds that command lower fees per million, as well as a decrease in high-yield average variable fee per million as a result of the change in the structure of our high-yield fee plan options implemented in August 2017.  The decrease in other credit average variable transaction fee per million was partially offset by an increase in Eurobond fees per million as a result of the change in the structure of our Eurobond fee plan that was implemented in the fourth quarter of 2016.

Distribution Fees

U.S. high-grade distribution fees increased $6.0 million principally due to the migration of certain of our broker-dealer clients from an all-variable fee plan to a plan that incorporates monthly distribution fees. The $5.4 million increase in Other credit distribution fees principally relates to a $8.2 million increase in distribution fees under the high-yield fee plan structure implemented in August 2017 that allows our broker-dealer clients to elect a plan that incorporates monthly distribution fees. This was offset by a decline of $3.2 million relating to the change in the Eurobond fee plan implemented in the fourth quarter of 2016.

Information Services. Information service revenue increased $2.5 million for the year ended December 31, 2017 due to higher data revenue.

Post-Trade Services. Post-trade service revenue increased $0.3 million for the year ended December 31, 2017 due to a $1.4 million increase in revenues associated with MiFID II implementation services which was offset by a decrease of $1.1 million in transaction reporting revenues. Our transaction reporting business processed approximately 1.0 billion transactions for the year ended December 31, 2017 compared to approximately 1.2 billion for the year ended December 31, 2016.

Investment Income. Investment income increased by $1.5 million due to a higher average investment balances and an increase in interest rates during 2017.

Other. The increase in other income of $0.3 million for the year ended December 31, 2017 was mainly due to unrealized gains on investments associated with the deferred cash incentive plan.

Expenses

Our expenses for the years ended December 31, 2017 and 2016, and the resulting dollar and percentage changes, were as follows:

	Year Ended December 31,
	2017		2016
	($ in thousands)
	$	% of Revenues	$	% of Revenues	$ Change	% Change
Expenses
Employee compensation and benefits	$102,751	25.9%	$96,785	26.2%	$5,966	6.2%
Depreciation and amortization	19,274	4.8	17,838	4.8	1,436	8.1
Technology and communications	20,048	5.0	17,275	4.7	2,773	16.1
Professional and consulting fees	19,367	4.9	17,175	4.6	2,192	12.8
Occupancy	6,125	1.5	4,681	1.3	1,444	30.8
Marketing and advertising	9,762	2.5	8,934	2.4	828	9.3
Clearing costs	5,797	1.5	6,060	1.6	(263)	(4.3)
General and administrative	12,579	3.2	9,569	2.6	3,010	31.5
Total expenses	$195,703	49.2%	$178,317	48.2%	$17,386	9.8%

Employee Compensation and Benefits. Employee compensation and benefits increased by $6.0 million primarily due to a $7.4 million increase in salaries and benefits on higher employee headcount, offset by a lower employee incentive compensation of $1.2 million, which is tied to operating performance.  The total number of employees increased to 429 as of December 31, 2017 from 383 as of December 31, 2016.

Depreciation and Amortization. Depreciation and amortization increased by $1.4 million primarily due to a $1.2 million increase in amortization expense of leasehold improvements and higher amortization of software development costs of $0.6 million offset by a $0.3 million decrease in production hardware depreciation expense.  For the years ended December 31, 2017 and 2016, $12.1 million and $6.4 million, respectively, of equipment purchases and leasehold improvements and $13.9 million and $12.3 million, respectively, of software development costs were capitalized.

Technology and Communications. Technology and communications expenses increased by $2.8 million primarily due to increases in software subscription costs of $1.1 million, technology maintenance and support costs of $0.8 million and market data costs of $0.5 million.

Professional and Consulting Fees. Professional and consulting fees increased by $2.2 million primarily due to a $2.7 million increase in fees related to various regulatory initiatives offset by lower risk consulting services of $0.5 million.

Occupancy. Occupancy increased by $1.4 million due to an increase in rent expense of $1.3 million for additional office space to accommodate our increased headcount.

Marketing and Advertising. Marketing and advertising expenses increased by $0.8 million primarily due to higher sales related travel and entertainment costs of $0.6 million and marketing event costs of $0.3 million.

Clearing Costs. Clearing costs decreased by $0.3 million for the year ended December 31, 2017. During the third quarter of 2016, we amended the terms of our agreements with our third-party clearing brokers, which resulted in a reduction in transaction and other clearing costs. Third-party clearing costs as a percentage of matched principal trading revenue decreased from 16.1% for the year ended December 31, 2016 to 12.7% for the year ended December 31, 2017.

General and Administrative. General and administrative expenses increased by $3.0 million principally due to an increase in general travel and entertainment expenses of $0.8 million, a decrease in foreign currency transaction gains of $0.7 million and an increase of $0.3 million in employee relocation expenses.

Provision for Income Tax. On December 22, 2017, the Tax Act was enacted into law. The Tax Act significantly revises the U.S. corporate income tax regime by, among other things, lowering the U.S. federal corporate income tax rate from 35% to 21%, implementing a territorial tax system and imposing a repatriation tax on deemed earnings of foreign subsidiaries.  We have made a reasonable estimate of the impact of the Tax Act and recorded a provisional tax charge in 2017 of $11.7 million, composed of $6.7 million to re-measure U.S. deferred tax assets and $5.0 million for the repatriation tax on accumulated undistributed foreign earnings.   The final impact of the Tax Act may differ materially from the provisional tax charge recognized in 2017 due to, among other things, changes in interpretations and assumptions we have made, guidance that may be issued by the U.S. Department of Treasury and actions we may take as a result of the Tax Act.

Our consolidated effective tax rate for the year ended December 31, 2017 was 26.6%, compared to 34.1% for the year ended December 31, 2016. The tax provision for the year ended December 31, 2017 includes excess tax benefits of $26.1 million relating to a new standard for share-based payments accounting (ASU 2016-09) adopted effective January 1, 2017, offset by the provisional tax charge of $11.7 million related to the enactment of the Tax Act. Our consolidated effective tax rate can vary from period to period depending on the geographic mix of our earnings, changes in tax legislation and tax rates and the amount and timing of excess tax benefits related to share-based payments, among other factors.

As of December 31, 2017, we had restricted U.S. federal net operating loss carryforwards of approximately $4.2 million. The utilization of our restricted U.S. federal net operating loss carryforwards is subject to an annual limitation determined by Section 382 of the Internal Revenue Code.

Year Ended December 31, 2016 Compared to Year Ended December 31, 2015

Overview

Total revenues increased by $66.8 million or 22.0% to $369.9 million for the year ended December 31, 2016 from $303.1 million for the year ended December 31, 2015. This increase in total revenues was primarily due to an increase in commission revenue of $66.1 million. An 11.8% change in the average foreign currency exchange rates of the British Pound Sterling compared to the U.S. dollar for the year ended December 31, 2016 had the effect of decreasing revenues by $5.9 million for the year ended December 31, 2016.

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

Revenues

Our revenues for the years ended December 31, 2016 and 2015, and the resulting dollar and percentage changes, were as follows:

	Year Ended December 31,
	2016		2015
	($ in thousands)
	$	% of Revenues	$	% of Revenues	$ Change	% Change
Commissions	$332,307	89.8%	$266,221	87.8%	$66,086	24.8%
Information services	23,269	6.3	22,585	7.5	684	3.0
Post-trade services	10,812	2.9	11,648	3.8	(836)	(7.2)
Investment income	2,137	0.6	905	0.3	1,232	136.1
Other	1,394	0.4	1,739	0.6	(345)	(19.8)
Total revenues	$369,919	100.0%	$303,098	100.0%	$66,821	22.0%

Commissions

Our commission revenues for the years ended December 31, 2016 and 2015, and the resulting dollar and percentage changes, were as follows:

	Year Ended December 31,
	2016	2015	$ Change	% Change
	($ in thousands)
Variable transaction fees
U.S. high-grade	$135,295	$101,348	$33,947	33.5%
Other credit	129,976	97,323	32,653	33.6
Liquid products	2,795	2,595	200	7.7
Total variable transaction fees	268,066	201,266	66,800	33.2
Distribution fees
U.S. high-grade	58,705	58,075	630	1.1
Other credit	4,783	5,839	(1,056)	(18.1)
Liquid products	753	1,041	(288)	(27.7)
Total distribution fees	64,241	64,955	(714)	(1.1)
Total commissions	$332,307	$266,221	$66,086	24.8%

Variable Transaction Fees

The following table shows the extent to which the increase in variable commissions for the year ended December 31, 2016 was attributable to changes in transaction volumes and variable transaction fees per million:

	Change from the Year Ended December 31, 2015
	U.S. High-Grade	Other Credit	Liquid Products	Total
	($ in thousands)
Volume increase	$26,833	$49,675	$239	$76,747
Variable transaction fee per million increase (decrease)	7,114	(17,022)	(39)	(9,947)
Total increase in variable commissions	$33,947	$32,653	$200	$66,800

Our trading volume for each of the years presented was as follows:

	Year Ended December 31,
	2016	2015	$ Change	% Change
	($ in millions)
Trading Volume Data
U.S. high-grade - fixed rate	$704,648	$549,086	$155,562	28.3%
U.S. high-grade - floating rate	25,917	28,547	(2,630)	(9.2)
Total U.S. high grade	730,565	577,633	152,932	26.5
Other credit	506,762	335,513	171,249	51.0
Liquid products	71,375	65,365	6,010	9.2
Total	$1,308,702	$978,511	$330,191	33.7%

Number of U.S. Trading Days	250	250
Number of U.K. Trading Days	253	253

For volume reporting purposes, transactions in foreign currencies are converted to U.S. dollars at average monthly rates. The 26.5% increase in our U.S. high-grade volume was principally due to an increase in our estimated market share of adjusted total U.S. high-grade corporate bond volume as reported by FINRA’s TRACE from 14.6 % for the year ended December 31, 2015 to 16.0% for the year ended December 31, 2016, coupled with an increase in overall market volume as measured by TRACE.  We adjusted the reported U.S. high-grade TRACE volumes to eliminate the increased reporting of affiliate back-to-back trades by certain broker-dealers that occurred from April 2014 through October 2015. Adjusted U.S. high-grade TRACE volume increased 15.4% to $4.6 trillion for the year ended December 31, 2016 from $4.0 trillion for the year ended December 31, 2015.  Based on information provided by FINRA, we believe that the TRACE volumes, as adjusted by us, provide a more accurate comparison to prior period reporting. We have provided a reconciliation of the reported U.S. high-grade TRACE volumes to the adjusted U.S. high-grade TRACE volumes in the “Investor Relations” section of our website.

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

Information Services. The $0.7 million increase in information service revenues was comprised of a $2.9 million increase in data revenue due to new contracts offset by a $1.5 million unfavorable impact of the strengthened U.S. dollar and a $0.7 million decrease in consulting revenue due to the wind-down of a professional consulting service agreement during 2015.

Post-Trade Services. The $0.8 million decrease in post-trade service revenue was due to a $0.6 million increase in transaction reporting revenue, offset by a $1.4 million unfavorable impact of the strengthened U.S. dollar. Our transaction reporting business processed 1.2 billion transactions for the year ended December 31, 2016 compared to 1.1 billion for the year ended December 31, 2015.

Investment Income. Investment income increased by $1.2 million due to a higher average investment balances and an increase in interest rates during 2016.

Other. Other income decreased by $0.3 million mainly due to unrealized losses on the trading securities portfolio.

Expenses

Our expenses for the years ended December 31, 2016 and 2015, and the resulting dollar and percentage changes, were as follows:

	Year Ended December 31,
	2016		2015
	($ in thousands)
	$	% of Revenues	$	% of Revenues	$ Change	% Change
Expenses
Employee compensation and benefits	$96,785	26.2%	$83,856	27.7%	$12,929	15.4%
Depreciation and amortization	17,838	4.8	18,542	6.1	(704)	(3.8)
Technology and communications	17,275	4.7	15,916	5.3	1,359	8.5
Professional and consulting fees	17,175	4.6	13,043	4.3	4,132	31.7
Occupancy	4,681	1.3	4,685	1.5	(4)	(0.1)
Marketing and advertising	8,934	2.4	6,148	2.0	2,786	45.3
Clearing costs	6,060	1.6	3,313	1.1	2,747	82.9
General and administrative	9,569	2.6	9,695	3.2	(126)	(1.3)
Total expenses	$178,317	48.2%	$155,198	51.2%	$23,119	14.9%

Employee Compensation and Benefits. Employee compensation and benefits increased by $12.9 million primarily due to a $5.3 million increase in salaries and benefits on higher employee headcount, higher employee incentive compensation of $3.3 million, which is tied to operating performance, and an increase of $2.0 million in stock-based compensation resulting from higher employee equity awards in 2016.  The total number of employees increased to 383 as of December 31, 2016 from 342 as of December 31, 2015.

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

Clearing Costs. Clearing costs increased by $2.7 million primarily due to higher trading volume. Third-party clearing costs as a percentage of matched principal trading revenue decreased from 19.7% for the year ended December 31, 2015 to 16.1% for the year ended December 31, 2016.

General and Administrative. General and administrative expenses were $9.6 million and $9.7 million for the years ended December 31, 2016 and 2015, respectively.

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

The following table sets forth certain unaudited consolidated quarterly income statement data for the eight quarters ended December 31, 2017. In our opinion, this unaudited information has been prepared on a basis consistent with our annual financial statements and includes all adjustments (consisting only of normal recurring adjustments) necessary for a fair statement of the unaudited quarterly data. This information should be read in conjunction with our Consolidated Financial Statements and related Notes included in this Annual Report on Form 10-K. The results of operations for any quarter are not necessarily indicative of results that we may achieve for any subsequent periods.

	Three Months Ended
	Dec 31, 2017	Sep 30, 2017	Jun 30, 2017	Mar 31, 2017	Dec 31, 2016	Sep 30, 2016	Jun 30, 2016	Mar 31, 2016
	(In thousands, except per share amounts) (unaudited)
Revenues
Commissions	$87,975	$86,270	$87,015	$94,022	$85,519	$81,456	$86,239	$79,093
Information services	6,793	6,331	6,497	6,185	5,667	5,576	6,402	5,624
Post-trade services	3,467	2,678	2,489	2,456	2,544	2,383	2,998	2,887
Investment income	1,068	964	840	747	668	534	517	418
Other	262	458	473	481	38	322	483	551
Total revenues	99,565	96,701	97,314	103,891	94,436	90,271	96,639	88,573

Expenses
Employee compensation and benefits	24,334	25,595	25,421	27,401	22,529	23,914	25,815	24,527
Depreciation and amortization	5,208	4,583	4,790	4,693	4,292	4,325	4,540	4,681
Technology and communications	5,606	5,035	4,822	4,585	4,449	4,245	4,277	4,304
Professional and consulting fees	5,455	5,547	4,086	4,279	4,726	4,342	4,245	3,862
Occupancy	1,504	1,795	1,422	1,404	1,075	1,220	1,225	1,161
Marketing and advertising	3,005	2,089	2,782	1,886	3,192	2,140	1,824	1,778
Clearing costs	1,477	1,476	1,517	1,327	1,306	1,035	1,953	1,766
General and administrative	3,605	3,364	2,901	2,709	2,540	2,696	2,209	2,124
Total expenses	50,194	49,484	47,741	48,284	44,109	43,917	46,088	44,203
Income before income taxes	49,371	47,217	49,573	55,607	50,327	46,354	50,551	44,370
Provision for income taxes	15,898	13,087	11,550	13,144	17,162	15,436	17,425	15,407
Net income	$33,473	$34,130	$38,023	$42,463	$33,165	$30,918	$33,126	$28,963

Net income per common share
Basic	$0.91	$0.93	$1.03	$1.15	$0.90	$0.84	$0.90	$0.79
Diluted	$0.88	$0.90	$1.00	$1.11	$0.88	$0.82	$0.88	$0.77

The following tables set forth trading volume and average variable transaction fee per million traded for the eight quarters ended December 31, 2017.

	Three Months Ended
	Dec 31, 2017	Sep 30, 2017	Jun 30, 2017	Mar 31, 2017	Dec 31, 2016	Sep 30, 2016	Jun 30, 2016	Mar 31, 2016
Trading Volume Data	(In millions)
U.S. high-grade - fixed rate	$191,411	$192,092	$195,717	$211,974	$179,317	$172,005	$183,107	$170,219
U.S. high-grade - floating rate	9,815	8,734	7,870	7,420	5,749	6,441	6,220	7,507
Total U.S. high grade	201,226	200,826	203,587	219,394	185,066	178,446	189,327	177,726
Other credit	141,857	133,757	144,574	159,724	135,799	122,821	131,168	116,974
Liquid products	12,543	12,189	13,345	15,306	17,393	20,880	17,781	15,321
Total	$355,626	$346,772	$361,506	$394,424	$338,258	$322,147	$338,276	$310,021

	Three Months Ended
	Dec 31, 2017	Sep 30, 2017	Jun 30, 2017	Mar 31, 2017	Dec 31, 2016	Sep 30, 2016	Jun 30, 2016	Mar 31, 2016
Average Variable Transaction Fee Per Million
U.S. high-grade - fixed rate	$177	$174	$165	$166	$189	$195	$194	$184
U.S. high-grade - floating rate	73	67	63	55	49	38	36	36
Total U.S. high grade	172	169	162	162	185	189	189	178
Other credit	213	235	257	261	258	246	258	264
Liquid products	42	45	43	41	40	38	38	40
Total	184	190	195	197	207	201	208	204

Number of U.S. trading days	62	63	63	62	61	64	64	61
Number of U.K. trading days	63	64	61	64	63	65	63	62

 Liquidity and Capital Resources

During the past three years, we have met our funding requirements through cash on hand and internally generated funds. Free cash flow for the three years ended December 31, 2017, 2016, and 2015 were $159.6 million, $145.4 million, and $109.1 million, respectively (see below). Cash and cash equivalents and investments totaled $406.5 million at December 31, 2017.

In October 2015, we entered into a two-year amended and restated credit agreement (the “Credit Agreement”) that increased our borrowing capacity to an aggregate of $100.0 million. In October 2017, we amended the Credit Agreement and extended the maturity date to October 2018. The amended Credit Agreement also provides for two additional one-year extension options and modified certain borrowing terms and covenants. Subject to satisfaction of certain specified conditions, we are permitted to upsize the borrowing capacity under the Credit Agreement by an additional $50.0 million. As of December 31, 2017, we had $0.9 million in letters of credit outstanding and $99.1 million in available borrowing capacity under the Credit Agreement.

During the past three years, our cash flows were as follows:

	Year Ended December 31,
	2017	2016	2015
	(In thousands)
Net cash provided by operating activities	$168,035	$89,747	$124,506
Net cash (used in) investing activities	(53,653)	(53,180)	(37,953)
Net cash (used in) financing activities	(117,068)	(65,294)	(55,364)
Effect of exchange rate changes on cash and cash equivalents	1,457	(2,758)	(385)
Net (decrease) for the period	$(1,229)	$(31,485)	$30,804

Cash Flows for the Year Ended December 31, 2017 Compared to Year Ended December 31, 2016

The $78.3 million increase in net cash provided by operating activities was primarily due to a decrease in net purchases of corporate debt trading investments of $57.1 million and an increase in net income of $21.9 million offset by an increase in working capital of $2.1 million.

The $0.5 million increase in net cash used in investing activities was primarily due to an increase in capital expenditures of $7.1 million offset by an increase in net proceeds from sales and maturities of securities available-for-sale of $7.1 million.

The $51.8 million increase in net cash used in financing activities was principally due to an increase in withholding tax payments on restricted stock vesting and stock option exercises of $22.5 million, an increase in repurchases of our common stock of $18.5 million and an increase in cash dividends paid on common stock of $10.4 million.

Cash Flows for the Year Ended December 31, 2016 Compared to Year Ended December 31, 2015

The $34.8 million decrease in net cash provided by operating activities was primarily due to an increase in corporate debt trading investments of $74.2 million, offset by an increase in net income of $30.1 million and a decrease in working capital of $5.2 million.

The $15.2 million increase in net cash used in investing activities was attributable to an increase in purchases of securities available-for-sale of $24.3 million and an increase in capital expenditures of $3.1 million offset by proceeds from sales and maturities and other investing activities of $12.2 million.

The $9.9 million increase in net cash used in financing activities was principally due to an increase in cash dividends paid on common stock of $9.0 million and an increase in withholding tax payments on restricted stock vesting and stock option exercises of $0.7 million.

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

The table set forth below presents a reconciliation of our cash flow from operating activities to Free Cash Flow, as defined, for the years ended December 31, 2017, 2016 and 2015:

	Year Ended December 31,
	2017	2016	2015
	(In thousands)
Cash flow from operating activities	$168,035	$89,747	$124,506
Add: Net purchases of corporate debt trading investments	17,081	74,195	—
Less: Purchases of furniture, equipment and leasehold improvements	(12,086)	(6,385)	(4,795)
Less: Capitalization of software development costs	(13,471)	(12,118)	(10,589)
Free Cash Flow	$159,559	$145,439	$109,122

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

Certain of our U.S. subsidiaries are registered as a broker-dealer or a SEF and therefore are subject to the applicable rules and regulations of the SEC and the CFTC. These rules contain minimum net capital requirements, as defined in the applicable regulations, and also may require a significant part of the registrants’ assets be kept in relatively liquid form. Certain of our foreign subsidiaries are regulated by the Financial Conduct Authority in the U.K. or other foreign regulators and must maintain financial resources, as defined in the applicable regulations, in excess of the applicable financial resources requirement. As of December 31, 2017, each of our subsidiaries that are subject to these regulations had net capital or financial resources in excess of their minimum requirements. As of December 31, 2017, our subsidiaries maintained aggregate net capital and financial resources that were $130.5 million in excess of the required levels of $14.8 million.

Each of our U.S. and foreign regulated subsidiaries are subject to local regulations which generally prohibit repayment of borrowings from our affiliates, paying cash dividends, making loans to our affiliates or otherwise entering into transactions that result in a significant reduction in regulatory net capital or financial resources without prior notification to or approval from such regulated entity’s principal regulator. As of December 31, 2017, the amount of unrestricted cash held by our non-U.S. subsidiaries was $58.2 million.

Pursuant to the Tax Act, all previously undistributed earnings have now been subject to U.S. Tax. Notwithstanding the U.S. taxation of these amounts, we consider our undistributed foreign earnings to be indefinitely reinvested outside of the U.S. and do not expect to incur any significant additional taxes related to such amounts.

We execute certain bond transactions between and among institutional investor and broker-dealer clients on a matched principal basis by serving as counterparty to both the buyer and the seller in trades which settle through third-party clearing brokers. Settlement typically occurs within one to two trading days after the trade date. Cash settlement of the transaction occurs upon receipt or delivery of the underlying instrument that was traded. For the years ended December 31, 2017, 2016 and 2015, revenues from matched principal trading were approximately $45.7 million, $37.7 million and $16.9 million, respectively. Under securities clearing agreements with third party clearing brokers, we maintain collateral deposits with each clearing broker in the form of cash. As of December 31, 2017 and 2016, the amount of the collateral deposits included in prepaid expenses and other assets in our Consolidated Statements of Financial Condition was $1.2 million and $1.1 million, respectively. For the years ended December 31, 2017, 2016 and 2015, clearing expenses associated with matched principal transactions were $5.8 million, $6.1 million and $3.3 million, respectively, and are classified under clearing costs on the Consolidated Statements of Operations. We are exposed to credit risk in the event a counterparty does not fulfill its obligation to complete a transaction or if there is a miscommunication or other error in executing a matched principal transaction. Pursuant to the terms of the securities clearing agreements, each third-party clearing broker has the right to charge us for any losses they suffer resulting from a counterparty failure on any of our trades. We did not record any liabilities or losses with regard to this right for the years ended December 31, 2017 and 2016.

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

Contractual Obligations and Commitments

As of December 31, 2017, we had the following contractual obligations and commitments:

	Payments due by period
	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 - years
	(In thousands)
Operating leases	$143,873	$5,000	$20,429	$19,278	$99,166
Foreign currency forward contract	85,124	85,124	—	—	—
Total	$228,997	$90,124	$20,429	$19,278	$99,166

We enter into foreign currency forward contracts to hedge our exposure to variability in certain foreign currency cash flows resulting from the net investment in our U.K. subsidiaries. As of December 31, 2017, the notional value of the foreign currency forward contract outstanding was $85.1 million and the fair value of the liability was $0.7 million.

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

As of December 31, 2017, we had $236.4 million of investments in corporate bonds that were classified as securities available-for-sale or trading securities. Adverse movements, such as a 10% decrease in the value of these securities or a downturn or disruption in the markets for these securities, could result in a substantial loss. In addition, principal gains and losses resulting from these securities could on occasion have a disproportionate effect, positive or negative, on our financial condition and results of operations for any particular reporting period.

See also Item 1A. Risk Factors, “Risks Related to Our Business Generally – Global Economic and Market Conditions – Global economic, political and market factors beyond our control could reduce demand for our services, and our profitability and business could suffer.”

Interest Rate Risk

Interest rate risk represents our exposure to interest rate changes with respect to our cash, cash equivalents and investments. As of December 31, 2017, our cash and cash equivalents and investments amounted to $403.4 million. A hypothetical five basis point decrease in short-term interest rates would decrease our annual pre-tax earnings by approximately $0.2 million, assuming no change in the amount or composition of our cash and cash equivalents.

As of December 31, 2017, a hypothetical 100 basis point increase or decrease in interest rates would decrease or increase the fair value of the available-for-sale investment portfolio by approximately $1.2 million, assuming no change in the amount or composition of the investments.  The hypothetical unrealized gain (loss) of $1.2 million would be recognized in other comprehensive income on the Consolidated Statements of Financial Condition.

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

During the year ended December 31, 2017, approximately 12.7% of our revenue and 28.4% of our expenses were denominated in currencies other than the U.S. dollar, most notably the British Pound Sterling.   Based on actual results over the past year, a hypothetical 10% increase or decrease in the U.S. dollar against all other currencies would have increased or decreased revenue by approximately $5.0 million and operating expenses by approximately $5.6 million.

Derivative Risk

Our limited derivative risk stems from our activities in the foreign currency forward contract market. We use this market to mitigate our U.S. dollar versus British Pound Sterling exposure that arises from the activities of our U.K. subsidiaries. As of December 31, 2017, the fair value of the notional amount of our foreign currency forward contract was $85.1 million. We do not speculate in any derivative instruments.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2017. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework (2013).

Based on our assessment and those criteria, management concluded that the Company maintained effective internal control over financial reporting as of December 31, 2017.

The effectiveness of our internal control over financial reporting as of December 31, 2017 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of MarketAxess Holdings Inc.:

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated statements of financial condition of MarketAxess Holdings, Inc. and its subsidiaries (“the Company”) as of December 31, 2017 and December 31, 2016, and the related consolidated statements of operations, consolidated statements of comprehensive income, consolidated statements of changes in stockholders’ equity, and consolidated statements of cash flows for each of the three years in the period ended December 31, 2017, including the related notes (collectively referred to as the “consolidated financial statements”).  We also have audited the Company's internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and December 31, 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017 in conformity with accounting principles generally accepted in the United States of America.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Basis for Opinions

The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting.  Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits.  We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB.  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks.  Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements.  Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

Definition and Limitations of Internal Control over Financial Reporting

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

New York, NY

February 21, 2018

We have served as the Company’s auditor since 2000.

MARKETAXESS HOLDINGS INC.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	As of
	December 31, 2017	December 31, 2016
	(In thousands, except share and per share amounts)
ASSETS
Cash and cash equivalents	$167,014	$168,243
Investments, at fair value	239,521	194,404
Accounts receivable, net of allowance of $178 and $82 as of December 31, 2017 and 2016, respectively	52,636	50,668
Goodwill and intangible assets, net of accumulated amortization	63,059	63,443
Furniture, equipment, leasehold improvements and capitalized software, net of accumulated depreciation and amortization	38,548	31,104
Prepaid expenses and other assets	18,717	11,618
Deferred tax assets, net	1,737	8,562
Total assets	$581,232	$528,042

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Accrued employee compensation	$36,502	$34,783
Income and other tax liabilities	13,061	7,582
Deferred revenue	2,660	2,515
Accounts payable, accrued expenses and other liabilities	14,241	15,149
Total liabilities	66,464	60,029

Commitments and Contingencies (Note 12)

Stockholders' equity
Preferred stock, $0.001 par value, 4,855,000 shares authorized, no shares issued and outstanding as of December 31, 2017 and 2016	—	—
Series A Preferred Stock, $0.001 par value, 110,000 shares authorized, no shares issued and outstanding as of December 31, 2017 and 2016	—	—
Common stock voting, $0.003 par value, 110,000,000 shares authorized, 40,402,059 shares and 40,106,360 shares issued and 37,620,736 shares and 37,543,775 shares outstanding as of December 31, 2017 and 2016, respectively	121	120
Common stock non-voting, $0.003 par value, 10,000,000 shares authorized, no shares issued and outstanding as of December 31, 2017 and 2016	—	—
Additional paid-in capital	331,081	342,311
Treasury stock - Common stock voting, at cost, 2,781,323 and 2,562,585 shares as of December 31, 2017 and 2016, respectively	(159,791)	(117,330)
Retained earnings	353,583	255,140
Accumulated other comprehensive loss	(10,226)	(12,228)
Total stockholders' equity	514,768	468,013
Total liabilities and stockholders' equity	$581,232	$528,042

The accompanying notes are an integral part of these consolidated financial statements.

MARKETAXESS HOLDINGS INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2017	2016	2015
	(In thousands, except per share amounts)
Revenues
Commissions	$355,282	$332,307	$266,221
Information services	25,807	23,269	22,585
Post-trade services	11,090	10,812	11,648
Investment income	3,619	2,137	905
Other	1,673	1,394	1,739
Total revenues	397,471	369,919	303,098

Expenses
Employee compensation and benefits	102,751	96,785	83,856
Depreciation and amortization	19,274	17,838	18,542
Technology and communications	20,048	17,275	15,916
Professional and consulting fees	19,367	17,175	13,043
Occupancy	6,125	4,681	4,685
Marketing and advertising	9,762	8,934	6,148
Clearing costs	5,797	6,060	3,313
General and administrative	12,579	9,569	9,695
Total expenses	195,703	178,317	155,198
Income before income taxes	201,768	191,602	147,900
Provision for income taxes	53,679	65,430	51,863
Net income	$148,089	$126,172	$96,037

Net income per common share
Basic	$4.02	$3.42	$2.62
Diluted	$3.89	$3.34	$2.55

Cash dividends declared per common share	$1.32	$1.04	$0.80

Weighted average shares outstanding
Basic	36,864	36,844	36,690
Diluted	38,038	37,738	37,637

The accompanying notes are an integral part of these consolidated financial statements.

MARKETAXESS HOLDINGS INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
	2017	2016	2015
	(In thousands)
Net income	$148,089	$126,172	$96,037
Net cumulative translation adjustment and foreign currency exchange hedge, net of tax of $(2,807), $5,407 and $(258), respectively	2,236	(7,037)	(512)
Net unrealized (loss) gain on securities available-for-sale, net of tax of $(39), $24, and $(111), respectively	(234)	38	(180)
Comprehensive income	$150,091	$119,173	$95,345

The accompanying notes are an integral part of these consolidated financial statements.

MARKETAXESS HOLDINGS INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

	Common Stock Voting	Additional Paid-In Capital	Treasury Stock - Common Stock Voting	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
	(In thousands)
Balance at December 31, 2014	$120	$307,059	$(70,247)	$101,813	$(4,537)	$334,208
Net income	—	—	—	96,037	—	96,037
Cumulative translation adjustment and foreign currency exchange hedge, net of tax	—	—	—	—	(512)	(512)
Unrealized net (loss) on securities available-for-sale, net of tax	—	—	—	—	(180)	(180)
Stock-based compensation	—	12,519	—	—	—	12,519
Exercise of stock options	1	1,823	—	—	—	1,824
Withholding tax payments on restricted stock vesting and stock option exercises	—	(4,496)	—	—	—	(4,496)
Excess tax benefits from stock-based compensation	—	4,310	—	—	—	4,310
Repurchases of common stock	—	—	(23,158)	—	—	(23,158)
Cash dividend on common stock	—	—	—	(29,839)	—	(29,839)
Balance at December 31, 2015	121	321,215	(93,405)	168,011	(5,229)	390,713
Net income	—	—	—	126,172	—	126,172
Cumulative translation adjustment and foreign currency exchange hedge, net of tax	—	—	—	—	(7,037)	(7,037)
Unrealized net gain on securities available-for-sale, net of tax	—	—	—	—	38	38
Stock-based compensation	—	14,511	—	—	—	14,511
Exercise of stock options	—	2,299	—	—	—	2,299
Withholding tax payments on restricted stock vesting and stock option exercises	(1)	(5,172)	—	—	—	(5,173)
Excess tax benefits from stock-based compensation	—	9,458	—	—	—	9,458
Repurchases of common stock	—	—	(23,925)	—	—	(23,925)
Cash dividend on common stock	—	—	—	(39,043)	—	(39,043)
Balance at December 31, 2016	120	342,311	(117,330)	255,140	(12,228)	468,013
Net income	—	—	—	148,089	—	148,089
Cumulative translation adjustment and foreign currency exchange hedge, net of tax	—	—	—	—	2,236	2,236
Unrealized net (loss) on securities available-for-sale, net of tax	—	—	—	—	(234)	(234)
Stock-based compensation	—	14,421	—	—	—	14,421
Exercise of stock options	1	1,971	—	—	—	1,972
Withholding tax payments on restricted stock vesting and stock option exercises	—	(27,691)	—	—	—	(27,691)
Repurchases of common stock	—	—	(42,461)	—	—	(42,461)
Cumulative effect of change in accounting for employee share-based payments	—	69	—	(52)	—	17
Cash dividend on common stock	—	—	—	(49,594)	—	(49,594)
Balance at December 31, 2017	$121	$331,081	$(159,791)	$353,583	$(10,226)	$514,768

The accompanying notes are an integral part of these consolidated financial statements.

MARKETAXESS HOLDINGS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2017	2016	2015
	(In thousands)
Cash flows from operating activities
Net income	$148,089	$126,172	$96,037
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	19,274	17,838	18,542
Stock-based compensation expense	14,421	14,511	12,519
Deferred taxes	6,590	(2,581)	(2,424)
Other	1,953	10,628	6,359
Changes in operating assets and liabilities:
(Increase) in accounts receivable	(2,353)	(10,429)	(6,748)
(Increase) in prepaid expenses and other assets	(7,039)	(2,125)	(2,662)
(Increase) in corporate debt trading investments	(17,081)	(74,195)	—
(Increase) in mutual funds held in rabbi trust	(1,839)	(1,327)	—
Increase in accrued employee compensation	1,719	5,487	3,986
Increase (decrease) in income and other tax liabilities	5,770	3,221	(941)
Increase (decrease) in deferred revenue	145	203	(153)
(Decrease) increase in accounts payable, accrued expenses and other liabilities	(1,614)	2,344	(9)
Net cash provided by operating activities	168,035	89,747	124,506
Cash flows from investing activities
Available-for-sale investments
Proceeds from maturities and sales	187,794	46,347	35,248
Purchases	(215,831)	(81,438)	(57,175)
Purchases of furniture, equipment and leasehold improvements	(12,086)	(6,385)	(4,795)
Capitalization of software development costs	(13,471)	(12,118)	(10,589)
Other	(59)	414	(642)
Net cash (used in) investing activities	(53,653)	(53,180)	(37,953)
Cash flows from financing activities
Cash dividend on common stock	(48,888)	(38,495)	(29,534)
Exercise of stock options	1,972	2,299	1,824
Withholding tax payments on restricted stock vesting and stock option exercises	(27,691)	(5,173)	(4,496)
Repurchases of common stock	(42,461)	(23,925)	(23,158)
Net cash (used in) financing activities	(117,068)	(65,294)	(55,364)
Effect of exchange rate changes on cash and cash equivalents	1,457	(2,758)	(385)
Cash and cash equivalents
Net (decrease) increase for the period	(1,229)	(31,485)	30,804
Beginning of period	168,243	199,728	168,924
End of period	$167,014	$168,243	$199,728

Supplemental cash flow information:
Cash paid during the year for income taxes	$43,997	$58,268	$50,875

The accompanying notes are an integral part of these consolidated financial statements.

marketaxess holdings inc.

notes to consolidated financial statements

1. Organization and Principal Business Activity

         MarketAxess Holdings Inc. (the “Company” or “MarketAxess”) was incorporated in the State of Delaware on April 11, 2000. Through its subsidiaries, MarketAxess operates a leading electronic trading platform that enables fixed-income market participants to efficiently trade corporate bonds and other types of fixed-income instruments using MarketAxess’ patented trading technology. Over 1,300 institutional investor and broker-dealer firms are active users of the MarketAxess trading platform, accessing global liquidity in U.S. high-grade corporate bonds, emerging markets and high-yield bonds, European bonds, U.S. agency bonds, municipal bonds, credit default swaps and other fixed-income securities. Through its Open Trading™ protocols, MarketAxess executes certain bond transactions between and among institutional investor and broker-dealer clients on a matched principal basis by serving as counterparty to both the buyer and the seller in trades which then settle through third-party clearing brokers. MarketAxess also offers a number of trading-related products and services, including: market data to assist clients with trading decisions; connectivity solutions that facilitate straight-through processing; technology services to optimize trading environments; and execution services for exchange-traded fund managers and other clients. Through its Trax® division, MarketAxess also offers a range of pre- and post-trade services, including trade matching, trade publication, regulatory transaction reporting and market and reference data, across a range of fixed-income and other products.

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

The Company assesses whether an other-than-temporary impairment loss on the available-for-sale investments has occurred due to declines in fair value or other market conditions. The portion of an other-than-temporary impairment related to credit loss is recorded as a charge in the Consolidated Statements of Operations. The remainder is recognized in accumulated other comprehensive loss if the Company does not intend to sell the security and it is more likely than not that the Company will not be required to sell the security prior to recovery. No charges for other-than-temporary losses were recorded during the years ended December 31, 2017, 2016 and 2015.

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

The allowance for doubtful accounts was $0.2 million, $0.1 million and $0.1 million as of December 31, 2017, 2016 and 2015, respectively. The provision for bad debts was $0.4 million, $0.2 million and $0.2 million for the years ended December 31, 2017, 2016 and 2015, respectively. Write-offs and other charges against the allowance for doubtful accounts were $0.1 million for each year ended December 31, 2017, 2016 and 2015, respectively.

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

MARKETAXESS HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Information Services. The Company generates revenue from data licensed to its broker-dealer clients, institutional investor clients and data-only subscribers, professional consulting services, technology software licenses and maintenance and support services. Information service revenues are invoiced monthly, quarterly or annually. When billed in advance, information service revenues are deferred and recognized monthly on a straight-line basis. Revenue from professional consulting services are recognized as services are performed and software license subscription revenue and maintenance and support services are recognized ratably over the contract period.

Post-trade Services. The Company generates revenue from regulatory transaction reporting, trade publication and trade matching services. Revenue is recognized in the period the services are provided.

Stock-Based Compensation

The Company measures and recognizes compensation expense for all share-based payment awards based on their estimated fair values measured as of the grant date. These costs are recognized as an expense in the Consolidated Statements of Operations over the requisite service period, which is typically the vesting period, with an offsetting increase to additional paid-in capital. Effective upon the Company’s adoption of ASU 2016-09, “Improvements to Employee Share-Based Payment Accounting” (“ASU 2016-09”) on January 1, 2017, the Company accounts for forfeitures as they occur. Prior to the adoption of ASU 2016-09, expected forfeitures were included in determining share-based compensation expense.

Income Taxes

Income taxes are accounted for using the asset and liability method. Deferred income taxes reflect the net tax effects of temporary differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when such differences are expected to reverse. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is recognized against deferred tax assets if it is more likely than not that such assets will not be realized in future years. The Company recognizes interest and penalties related to unrecognized tax benefits in general and administrative expenses in the Consolidated Statements of Operations. Effective upon the Company’s adoption of ASU 2016-09 all tax effects related to share-based payments are recorded through tax expense in the periods during which the awards are exercised or vest.

On December 22, 2017, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act (“SAB 118”) to address the application of U.S. generally accepted accounting principles (“GAAP”) related to the enactment of the Tax Cuts and Jobs Act (the “Tax Act”).  SAB 118 allows the Company to record a provisional amount when it does not have the necessary information available, prepared, or analyzed in reasonable detail to complete its accounting for the change in the tax law. The measurement period ends when the Company has obtained, prepared and analyzed the information necessary to finalize its accounting, but cannot extend beyond one year. The Company expects to complete its analysis within the measurement period in accordance with SAB 118.

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

Reclassifications

Certain reclassifications have been made to the prior years’ Consolidated Financial Statements in order to conform to the current year presentation. The Company reclassified certain revenue line items on the consolidated statements of operations to separately reflect information service revenues and post-trade service revenues. Such reclassifications had no effect on previously reported net income.

Accounting Pronouncements, Recently Adopted

Effective January 1, 2017, the Company adopted ASU 2016-09 which simplifies several aspects related to the accounting for share-based payment transactions, including the accounting for income taxes, statutory tax withholding requirements and classification on the statement of cash flows. Beginning January 1, 2017, the tax effects related to share-based payments are recorded through the income tax provision and the Company has elected to account for forfeitures as they occur. The adoption of ASU 2016-09 will cause volatility in the Company’s net income, effective tax rate and diluted earnings per share.  The volatility in future periods will depend on the Company’s stock price at the vesting date for restricted stock awards or exercise date for stock options and the number of awards that vest or are exercised in each period. Under the new guidance, excess tax benefits from share-based compensation are included as an operating activity in the Company’s Consolidated Statements of Cash Flows. Prior period cash flows have been adjusted to conform to the new presentation.

Accounting Pronouncements, Not Yet Adopted as of December 31, 2017

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, “Revenue from Contracts with Customers” (“ASU 2014-09”) requiring an entity to recognize revenue for the transfer of goods or services equal to the amount that it expects to be entitled to receive for those goods or services. The standard also requires new disclosure concerning contracts with customers, including the significant judgments made when applying the guidance.  The Company adopted ASU 2014-09 effective January 1, 2018 using the modified retrospective transition approach. The Company completed its analysis and the adoption of this guidance will not have a material impact on the Company’s Consolidated Financial Statements.

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

3. Net Capital Requirements

Certain U.S. subsidiaries of the Company are registered as a broker-dealer or swap execution facility and therefore are subject to the applicable rules and regulations of the Securities and Exchange Commission and the Commodity Futures Trading Commission. These rules contain minimum net capital requirements, as defined in the applicable regulations, and also may require a significant part of the registrants’ assets be kept in relatively liquid form. Certain of the Company’s foreign subsidiaries are regulated by the Financial Conduct Authority in the U.K. or other foreign regulators and must maintain financial resources, as defined in the applicable regulations, in excess of the applicable financial resources requirement. As of December 31, 2017, each of the Company’s subsidiaries that are subject to these regulations had net capital or financial resources in excess of their minimum requirements. As of December 31, 2017, the Company’s subsidiaries maintained aggregate net capital and financial resources that was $130.5 million in excess of the required levels of $14.8 million.

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

	Level 1	Level 2	Level 3	Total
	(In thousands)
As of December 31, 2017
Money market funds	$88,562	$—	$—	$88,562
Securities available-for-sale
Corporate debt	—	145,052	—	145,052
Trading securities
Corporate debt	—	91,302	—	91,302
Mutual funds held in rabbi trust	—	3,167	—	3,167
Foreign currency forward position	—	(702)	—	(702)
Total	$88,562	$238,819	$—	$327,381

As of December 31, 2016
Money market funds	$58,573	$—	$—	$58,573
Securities available-for-sale
Corporate debt	—	118,870	—	118,870
Trading securities
Corporate debt	—	74,207	—	74,207
Mutual funds held in rabbi trust	—	1,327	—	1,327
Foreign currency forward position	—	(266)	—	(266)
Total	$58,573	$194,138	$—	$252,711

Securities classified within Level 2 were valued using a market approach utilizing prices and other relevant information generated by market transactions involving comparable assets. The foreign currency forward contracts are classified within Level 2 as the valuation inputs are based on quoted market prices. The mutual funds held in a rabbi trust represent investments associated with the deferred cash incentive plan (see Note 14). There were no financial assets classified within Level 3 during the years ended December 31, 2017 and 2016.

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

	As of December 31,
	2017	2016
	(In thousands)
Notional value	$84,422	$66,972
Fair value of notional	85,124	67,238
Fair value of the (liability)	$(702)	$(266)

The following is a summary of the Company’s investments:

	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
	(In thousands)
As of December 31, 2017
Securities available-for-sale
Corporate debt	$145,526	$9	$(483)	$145,052

Trading securities
Corporate debt	91,578	30	(306)	91,302
Mutual funds held in rabbi trust	2,729	438	—	3,167
Total trading securities	94,307	468	(306)	94,469

Total investments	$239,833	$477	$(789)	$239,521

As of December 31, 2016
Securities available-for-sale
Corporate debt	$119,073	$13	$(216)	$118,870

Trading securities
Corporate debt	74,394	47	(234)	74,207
Mutual funds held in rabbi trust	1,212	115	—	1,327
Total trading securities	75,606	162	(234)	75,534

Total investments	$194,679	$175	$(450)	$194,404

MARKETAXESS HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table summarizes the fair value of the investments based upon the contractual maturities:

	As of December 31,
	2017	2016
	(In thousands)
Less than one year	$130,738	$117,904
Due in 1 - 5 years	108,783	76,500
Total	$239,521	$194,404

Proceeds from the sales and maturities of investments during the years ended December 31, 2017, 2016 and 2015 were $219.2 million, $69.5 million and $35.2 million, respectively. For the years ended December 31, 2017 and 2016, net unrealized losses on corporate debt trading securities were $0.1 million and $0.2 million, respectively. For the years ended December 31, 2017 and 2016, net realized gains on corporate debt trading securities were immaterial.

The following table provides fair values and unrealized losses on investments and by the aging of the securities' continuous unrealized loss position as of December 31, 2017 and 2016 respectively:

	Less than Twelve Months		Twelve Months or More		Total
	Estimated fair value	Gross unrealized losses	Estimated fair value	Gross unrealized losses	Estimated fair value	Gross unrealized losses
	(In thousands)
As of December 31, 2017
Corporate debt	$177,114	$(536)	$26,476	$(253)	$203,590	$(789)

As of December 31, 2016
Corporate debt	$136,667	$(449)	$2,000	$(1)	$138,667	$(450)

5. Goodwill and Intangible Assets

Goodwill and intangible assets with indefinite lives was $59.7 million as of both December 31, 2017 and 2016. Intangible assets that are subject to amortization, including the related accumulated amortization, are comprised of the following:

	December 31, 2017			December 31, 2016
	Cost	Accumulated amortization	Net carrying amount	Cost	Accumulated amortization	Net carrying amount
	(In thousands)
Technology	$5,770	$(5,770)	$—	$5,770	$(5,770)	$—
Customer relationships	5,647	(2,301)	3,346	5,628	(1,897)	3,731
Non-competition agreements	380	(380)	—	380	(380)	—
Tradenames	370	(370)	—	370	(370)	—
Total	$12,167	$(8,821)	$3,346	$12,148	$(8,417)	$3,731

Amortization expense associated with identifiable intangible assets was $0.4 million, $0.7 million and $2.3 million, respectively, for the years ended December 31, 2017, 2016 and 2015. Estimated total amortization expense is $0.4 million for each year from 2018 through 2022.

MARKETAXESS HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

6. Capitalized Software, Furniture, Equipment and Leasehold Improvements

Capitalized software development costs, furniture, equipment and leasehold improvements, net of accumulated depreciation and amortization, are comprised of the following:

	As of December 31,
	2017	2016
	(In thousands)

Software development costs	$86,129	$71,551
Computer hardware and related software	35,945	20,152
Office hardware	4,575	4,228
Furniture and fixtures	2,347	2,001
Leasehold improvements	11,016	8,351
	140,012	106,283
Accumulated depreciation and amortization	(101,464)	(75,179)
Total	$38,548	$31,104

During the years ended December 31, 2017 and 2016, software development costs totaling $13.9 million and $12.3 million, respectively, were capitalized. Non-capitalized software costs and routine maintenance costs are expensed as incurred and are included in employee compensation and benefits and professional and consulting fees in the Consolidated Statements of Operations.

7. Income Taxes

The provision for income taxes consists of the following:

	Year Ended December 31,
	2017	2016	2015
	(In thousands)
Current:
Federal	$36,045	$45,455	$38,357
State and local	3,848	7,087	7,180
Foreign	7,234	6,166	4,346
Total current provision	47,127	58,708	49,883
Deferred:
Federal	6,171	5,884	1,492
State and local	661	1,141	299
Foreign	(280)	(303)	189
Total deferred provision	6,552	6,722	1,980
Provision for income taxes	$53,679	$65,430	$51,863

Pre-tax income from U.S. operations was $165.2 million, $161.9 million and $126.4 million for the years ended December 31, 2017, 2016 and 2015, respectively. Pre-tax income from foreign operations was $36.6 million, $29.7 million and $21.5 million for the years ended December 31, 2017, 2016 and 2015, respectively.

MARKETAXESS HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

On December 22, 2017, the Tax Act was enacted into law. The Tax Act significantly revises the U.S. corporate income tax regime by, among other things, lowering the U.S. federal corporate income tax rate from 35% to 21%, implementing a territorial tax system and imposing a repatriation tax on deemed earnings of foreign subsidiaries. The Company has made a reasonable estimate of the impact of the Tax Act and recorded a provisional tax charge in 2017 of $11.7 million, composed of $6.7 million to re-measure U.S. deferred tax assets and $5.0 million for the repatriation tax on accumulated undistributed foreign earnings. The final impact of the Tax Act may differ materially from the provisional tax charge recognized in 2017 due to, among other things, changes in interpretations and assumptions the Company has made, guidance that may be issued by the U.S. Department of Treasury and actions the Company may take as a result of the Tax Act.

Pursuant to the Tax Act, all previously undistributed foreign earnings have now been subject to U.S. tax.  Notwithstanding the U.S. taxation of these amounts, the Company considers its undistributed foreign earnings to be indefinitely reinvested outside of the U.S. and does not expect to incur any significant additional taxes related to such amounts.

The difference between the Company’s reported provision for income taxes and the U.S. federal statutory rate of 35% is as follows:

	Year Ended December 31,
	2017	2016	2015

U.S. federal tax at statutory rate	35.0%	35.0%	35.0%
State and local taxes - net of federal benefit	1.5	2.9	3.4
Credits and deductions related to research activities	(1.2)	(1.3)	(1.3)
Foreign rate differential benefit	(2.9)	(2.3)	(2.0)
Excess tax benefit from stock-based compensation	(11.6)	—	—
Tax Cuts and Jobs Act provisional tax charge	5.8	—	—
Other, net	—	(0.2)	—
Provision for income taxes	26.6%	34.1%	35.1%

The following is a summary of the Company’s net deferred tax assets:

	As of December 31,
	2017	2016
	(In thousands)
Deferred tax assets:
U.S. net operating loss carryforwards	$872	$1,909
Capital loss carryforwards	4,648	7,235
Stock compensation expense	4,534	11,307
Other	1,143	1,468
Total deferred tax assets	11,197	21,919
Valuation allowance	(4,648)	(7,235)
Net deferred tax assets	6,549	14,684
Deferred tax liabilities:
Depreciation and amortization	(1,369)	(1,456)
Capitalized software development costs	(3,479)	(4,923)
Intangible assets	(967)	(1,037)
Deferred tax assets, net	$734	$7,268

  In 2001 and 2000, MarketAxess Holdings Inc. and MarketAxess Corporation had an ownership change within the meaning of Section 382 of the Internal Revenue Code. As of December 31, 2017, the Company had restricted U.S. federal net operating loss carryforwards of approximately $4.2 million related to the prior ownership change, which begin to expire in 2021. The Company’s net operating loss carryforwards may be subject to additional annual limitations if there is a 50% or greater change in the Company’s ownership, as determined over a rolling three-year period.

MARKETAXESS HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which the temporary differences become deductible. If it is not more likely than not that some portion or all of the gross deferred income tax assets will be realized in future years, a valuation allowance is recorded. As of December 31, 2017, the valuation allowance relates to certain capital loss carryforwards that are not expected to be realized. In October 2013, the Company recognized a $20.6 million capital loss on the sale of Greenline Financial Technologies, Inc. of which $1.2 million was carried back or otherwise utilized against current period capital gains. A full valuation allowance was provided against the remaining capital loss carryforward.

A summary of the changes in the valuation allowance is as follows:

	Year Ended December 31,
	2017	2016	2015
	(In thousands)
Valuation allowance at beginning of year	$7,235	$7,294	$7,428
(Decrease) to valuation allowance attributable to:
Federal and state tax rate changes	(2,587)	(59)	(134)
Valuation allowance at end of year	$4,648	$7,235	$7,294

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

A reconciliation of the unrecognized tax benefits is as follows:

	Year Ended December 31,
	2017	2016	2015
	(In thousands)
Balance at beginning of year	$29	$265	$265
Additions attributable to state and local apportionment	2,650	—	—
Reductions for tax positions of prior years	(29)	(236)	—
Balance at end of year	$2,650	$29	$265

MARKETAXESS HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

8. Stockholders’ Equity

Common Stock

As of December 31, 2017 and 2016, the Company had 110,000,000 authorized shares of voting common stock and 10,000,000 authorized shares of non-voting common stock. Voting common stock entitles the holder to one vote per share of common stock held.

The following is a summary of the change in the Company’s outstanding shares of voting common stock:

	Year Ended December 31,
	2017	2016	2015
	(In thousands)

Outstanding shares of voting common stock at the beginning of year	37,544	37,409	37,319
Exercise of stock options	262	181	183
Issuance of restricted stock, net of shares withheld for withholding tax payments and cancellations	39	104	178
Repurchases	(224)	(150)	(271)
Outstanding shares of voting common stock at the end of year	37,621	37,544	37,409

In January 2016, the Board of Directors authorized a two-year share repurchase program for up to $25.0 million of the Company’s common stock. In October 2016, the Board of Directors approved a $50.0 million increase in the size of the repurchase program. This share repurchase plan was terminated in September 2017 and the Board of Directors authorized a new fifteen-month share repurchase program for up to $100.0 million that commenced in October 2017. Shares repurchased under each program will be held in treasury for future use.

Dividends

During 2017, 2016 and 2015, the Company paid quarterly cash dividends of $0.33 per share, $0.26 per share and $0.20 per share, respectively. Any future declaration and payment of dividends will be at the sole discretion of the Company’s Board of Directors. The Board of Directors may take into account such matters as general business conditions, the Company’s financial results, capital requirements, contractual obligations, legal, and regulatory restrictions on the payment of dividends to the Company’s stockholders or by the Company’s subsidiaries to their respective parent entities, and any such other factors as the Board of Directors may deem relevant.

MARKETAXESS HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

9. Stock-Based Compensation Plans

The Company has a stock incentive plan which provides for the grant of stock options, stock appreciation rights, restricted stock, performance shares, performance units, or other stock-based awards as incentives and rewards to encourage employees, consultants and non-employee directors to participate in the long-term success of the Company. As of December 31, 2017, there were 219,983 shares available for grant under the stock incentive plan.

Total stock-based compensation expense was as follows:

	Year Ended December 31,
	2017	2016	2015
	(In thousands)
Employees:
Restricted stock and performance shares	$11,566	$12,459	$10,792
Stock options	1,882	1,143	826
	13,448	13,602	11,618
Non-employee directors:
Restricted stock	973	909	901
Total stock-based compensation	$14,421	$14,511	$12,519

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

The weighted-average fair value for options granted during 2017, 2016 and 2015 was $40.08, $32.24 and $36.46, respectively. The following table represents the assumptions used for the Black-Scholes option-pricing model to determine the per share weighted-average fair value for options granted for the three years ended December 31, 2017:

	2017	2016	2015
Expected life (years)	5.0	6.0	7.0
Risk-free interest rate	1.9%	1.9%	1.9%
Expected volatility	28.0%	33.0%	56.7%
Expected dividend yield	0.8%	1.0%	1.1%

MARKETAXESS HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

The following table reports stock option activity during the three years ended December 31, 2017 and the intrinsic value as of December 31, 2017:

	Number of Shares	Weighted-Average Exercise Price ($)	Remaining Contractual Term	Intrinsic Value ($)
				(In thousands)
Outstanding at December 31, 2014	1,014,420	$13.81
Granted	120,650	88.15
Canceled	—	—
Exercised	(196,034)	11.60
Outstanding at December 31, 2015	939,036	23.83
Granted	112,988	102.40
Canceled	(874)	101.77
Exercised	(195,410)	12.35
Outstanding at December 31, 2016	855,740	36.80
Granted	54,838	156.85
Canceled	—	—
Exercised	(380,967)	11.26		$68,068
Outstanding at December 31, 2017	529,611	67.60	3.3	71,046
Exercisable at December 31, 2017	254,079	24.61	3.0	45,009

The intrinsic value is the amount by which the closing price of the Company’s common stock on December 31, 2017 of $201.75 or the price on the day of exercise exceeds the exercise price of the stock options multiplied by the number of shares. As of December 31, 2017, there was $4.3 million of total unrecognized compensation cost related to non-vested stock options. That cost is expected to be recognized over a weighted-average period of 2.2 years.

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

   The following table reports performance share activity for annual awards for the three years ended December 31, 2017:

Performance year:	2017	2016	2015
Share pay-out plan	12,971	15,390	28,520
Actual share pay-out in following year	8,094	21,423	37,696
Weighted average fair value per share on grant date	$155.53	$101.77	$70.60

On April 1, 2017, the Company granted 9,367 multi-year performance shares to a certain officer.  The performance share awards are earned or forfeited based on attaining certain cumulative operating income thresholds of the Company and select subsidiaries over the two-year period beginning January 1, 2017.  The pay-out ranges from zero to 150% of the performance award value. Any restricted stock awarded will vest 50% on April 1, 2020 and 50% on April 1, 2021.  The fair value per share of the awards on the grant date was $186.74.

In January 2016, the Company granted 33,509 multi-year performance shares to certain officers and senior managers.  Each performance share award is earned or forfeited based on the level of achievement by the Company of aggregate operating income over the three-year period beginning January 1, 2016. The pay-out ranges from zero to 150% of the performance award value. Any restricted stock awarded will vest 50% on January 31, 2020 and 50% on January 31, 2021.  The fair value per share of the awards on the grant date was $103.30.

In addition to the grants above, the Company granted 116,659 performance shares to the Company’s Chief Executive Officer in January 2015.  The performance share award provided that the number of performance shares earned by the Chief Executive Officer would be based on the Company’s achievement of certain performance levels.  Upon achievement of the performance levels, a total of 92,419 shares and 24,240 shares were earned in 2015 and 2016, respectively.  Subject to the Chief Executive Officer’s continued employment, the performance share award will vest 50% on each of January 15, 2019 and January 15, 2020.  The fair value of the performance share award as of the date of the grant was $6 million as determined by an independent third party using a Monte Carlo simulation model.  Key assumptions used for the Monte Carlo pricing model included a risk free interest rate of 1.3%, volatility of 27.3% and a dividend yield of 0.9%.

MARKETAXESS HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table reports restricted stock and performance share activity during the three years ended December 31, 2017:

	Number of Restricted Shares	Weighted-Average Grant Date Fair Value

Outstanding at December 31, 2014	435,989	$41.83
Granted	117,668
Performance share pay-out	117,647
Canceled	(3,845)
Vested	(235,321)
Outstanding at December 31, 2015	432,138	$56.24
Granted	95,419
Performance share pay-out	61,936
Canceled	(12,786)
Vested	(192,729)
Outstanding at December 31, 2016	383,978	$71.50
Granted	61,434
Performance share pay-out	21,422
Canceled	(4,590)
Vested	(142,645)
Outstanding at December 31, 2017	319,599	$88.77

As of December 31, 2017, there was $18.6 million of total unrecognized compensation expense related to non-vested restricted stock and performance shares. That cost is expected to be recognized over a weighted-average period of 1.7 years.

Employee Stock Purchase Plan

During 2015, the Company established a non-qualified employee stock purchase plan for non-executive employees.  Under the plan, participants are granted the right to purchase shares of common stock based on the fair market value on the last day of the six-month offering period.   On the purchase date, the Company will grant to the participants a number of shares of common stock equal to 20% of the aggregate shares purchased by the participant. These matching shares vest over a one-year period. The Company issued 1,034 and 1,190 matching shares in connection with the plan for the years ended December 31, 2017 and 2016, respectively. No matching shares were issued for the year ended December 31, 2015.

MARKETAXESS HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

10. Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per common share:

	Year Ended December 31,
	2017	2016	2015
	(In thousands, except per share amounts)
Net income	$148,089	$126,172	$96,037

Basic weighted average shares outstanding	36,864	36,844	36,690
Dilutive effect of stock options and restricted stock	1,174	894	947
Diluted weighted average shares outstanding	38,038	37,738	37,637

Basic earnings per share	$4.02	$3.42	$2.62

Diluted earnings per share	$3.89	$3.34	$2.55

Stock options and restricted stock totaling 31,766 shares, 84,052 shares and 128,383 shares for the years ended December 31, 2017, 2016 and 2015, respectively, were excluded from the computation of diluted earnings per share because their effect would have been antidilutive. The computation of diluted shares can vary among periods due, in part, to the change in the average price of the Company’s common stock.

11. Credit Agreement

In October 2015, the Company entered into a two-year amended and restated credit agreement (the “Credit Agreement”) that provided for revolving loans and letters of credit up to an aggregate of $100.0 million. The Company amended the Credit Agreement in October 2017 and extended the maturity date to October 2018. The amended Credit Agreement also provides for two additional one-year extension options and modified certain borrowing terms and covenants. Subject to satisfaction of certain specified conditions, the Company is permitted to upsize the borrowing capacity under the Credit Agreement by an additional $50.0 million. As of December 31, 2017, the Company had $0.9 million in letters of credit outstanding and $99.1 million in available borrowing capacity under the Credit Agreement.

Borrowings under the Credit Agreement will bear interest at a rate per annum equal to the base rate or adjusted LIBOR plus an applicable margin that varies with the Company’s consolidated total leverage ratio. The Credit Agreement requires that the Company satisfies certain covenants, which includes leverage ratios and minimum earnings before interest, tax, depreciation and amortization (“EBITDA”) requirements. The Company was in compliance with all applicable covenants at December 31, 2017 and December 31, 2016.

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

MARKETAXESS HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

12. Commitments and Contingencies

Lease Commitments

The Company leases office space under non-cancelable lease agreements expiring at various dates through 2033. Office space leases are subject to escalation based on certain costs incurred by the landlord. Minimum rental commitments as of December 31, 2017 under such operating leases were as follows (in thousands):

2018	$5,000
2019	9,659
2020	10,770
2021	10,149
2022	9,129
2023 and thereafter	99,166
$143,873

Rental expense for the years ended December 31, 2017, 2016 and 2015 was $5.3 million, $4.0 million and $4.1 million, respectively, and is included in occupancy expense in the Consolidated Statements of Operations. Rental expense has been recorded based on the total minimum lease payments after giving effect to rent abatement and concessions, which are being amortized on a straight-line basis over the life of the lease. The Company is contingently obligated for standby letters of credit amounting to $0.9 million that were issued to landlords for office space.

During 2016, the Company entered into a lease agreement for its new global headquarters in New York City. The Company expects to relocate its headquarters to approximately 83,000 square feet of newly built office space at 55 Hudson Yards upon the building’s completion in late 2018. Rent expense recognition commenced upon acceptance of the premises in January 2018.

The Company has assigned a lease agreement on a leased property to a third party and is contingently liable should the assignee default on future lease obligations through the November 2020 lease termination date.  The aggregate amount of the future lease obligation under this arrangement is $0.8 million as of December 31, 2017.

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

Other

The Company, through two regulated subsidiaries, executes certain bond transactions between and among institutional investor and broker-dealer clients on a matched principal basis by serving as counterparty to both the buyer and the seller in trades which settle through third-party clearing brokers. Settlement typically occurs within one to two trading days after the trade date. Cash settlement of the transaction occurs upon receipt or delivery of the underlying instrument that was traded. For the years ended December 31, 2017, 2016 and 2015, revenues from matched principal trading were approximately $45.7 million, $37.7 million and $16.9 million, respectively. Under securities clearing agreements with third party clearing brokers, the Company maintains collateral deposits with each clearing broker in the form of cash. As of December 31, 2017 and 2016, the amount of the collateral deposits included in prepaid expenses and other assets in the Consolidated Statements of Financial Condition was $1.2 million and $1.1 million, respectively. For the years ended December 31, 2017, 2016 and 2015, clearing expenses associated with matched principal transactions were $5.8

MARKETAXESS HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

million, $6.1 million and $3.3 million, respectively, and are classified under clearing costs on the Consolidated Statements of Operations. The Company is exposed to credit risk in the event a counterparty does not fulfill its obligation to complete a transaction or if there is a miscommunication or other error in executing a matched principal transaction. Pursuant to the terms of the securities clearing agreements, each third-party clearing broker has the right to charge the Company for any losses they suffer resulting from a counterparty’s failure on any of the Company’s trades. The Company did not record any liabilities or losses with regard to this right for the years ended December 31, 2017 and 2016.

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

For the years ended December 31, 2017, 2016 and 2015, the U.K. was the only individual foreign country in which the Company had a subsidiary that accounted for 10% or more of the total revenues or total long-lived assets.  Revenues and long-lived assets are attributed to geographic area based on the location of the particular subsidiary. Long-lived assets are defined as furniture, equipment, leasehold improvements and capitalized software.  Information regarding revenue for the three years ended December 31, 2017, 2016 and 2015 and long-lived assets as of December 31, 2017 and 2016 follows:

	Year Ended December 31,
	2017	2016	2015
	(In thousands)
Revenues
United States	$336,867	$314,343	$262,558
United Kingdom	59,151	54,015	39,338
Other	1,453	1,561	1,202
Total	$397,471	$369,919	$303,098

	As of December 31,
	2017	2016
	(In thousands)
Long-lived assets, as defined
United States	$27,990	$23,370
United Kingdom	10,532	7,713
Other	26	21
Total	$38,548	$31,104

14. Retirement and Deferred Compensation Plans

The Company, through its U.S. and U.K. subsidiaries, offers its employees the opportunity to invest in defined contribution plans. For the years ended December 31, 2017, 2016 and 2015, the Company contributed $1.8 million, $1.9 million and $1.9 million, respectively, to the plans.

The Company offers a non-qualified deferred cash incentive plan to certain officers and other employees. Under the plan, eligible employees may defer up to 100% of their annual cash incentive pay. The Company has elected to fund its deferred compensation obligations through a rabbi trust. The rabbi trust is subject to creditor claims in the event of insolvency but such assets are not available for general corporate purposes. Assets held in the rabbi trust are invested in mutual funds, as selected by the participants, which are designated as trading securities and carried at fair value. As of December 31, 2017 and 2016, the fair value of

MARKETAXESS HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

the mutual fund investments and deferred compensation obligations were $3.2 and $1.3 million, respectively. Changes in the fair value of securities held in the rabbi trust are recognized as trading gains and losses and included in other revenues and offsetting increases or decreases in the deferred compensation obligation are recorded in employee compensation and benefits.  For the years ended December 31, 2017 and 2016, the trading gains and compensation expense were $0.4 and $0.2 million, respectively. There were no trading gains or compensation expense for the year ended December 31, 2015 as the initial deferrals occurred in January 2016.

15. Customer Concentration

During the years ended December 31, 2017, 2016 and 2015, no single client accounted for more than 10% of total revenue. One institutional investor client accounted for approximately 12.2%, 14.2% and 15.3% of trading volumes during the years ended December 31, 2017, 2016 and 2015, respectively. As of December 31, 2017, investment funds managed by this institutional investor client beneficially owned approximately 8.3% of the outstanding shares of the Company’s common stock, primarily through passive index and ETF funds.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Our management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our “disclosure controls and procedures,” as that term is defined in Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of December 31, 2017. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective to ensure that information required to be disclosed by MarketAxess in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and to ensure that information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2017 identified in connection with the evaluation thereof by our management, including the Chief Executive Officer and Chief Financial Officer, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s annual report on internal control over financial reporting and the report of our independent registered public accounting firm appears in Part II, Item 8. “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this item is incorporated herein by reference to the sections entitled “Proposal 1 — Election of Directors,” “Corporate Governance and Board Matters,” “Executive Officers” and “Other Matters — Section 16(a) beneficial ownership reporting compliance” in our definitive Proxy Statement (the “Proxy Statement”) for the Annual Meeting of Stockholders to be held in the second quarter of 2018. We intend to file the Proxy Statement within 120 days after the end of our fiscal year (i.e., on or before April 30, 2018). Our Code of Conduct applicable to directors and all employees, including senior financial officers, is available on our website at www.marketaxess.com. If we make any amendments to our Code of Conduct that is required to be disclosed pursuant to the Exchange Act, we will make such disclosures on our website.

Item 11. Executive Compensation.

The information required by this item is incorporated herein by reference to the sections entitled “Compensation Discussion and Analysis,” “Report of the Compensation Committee of the Board of Directors,” “Executive Compensation” and “Corporate Governance and Board Matters – Directors’ compensation” in our Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item with respect to the security ownership of certain beneficial owners and management is incorporated herein by reference to the section entitled “Security Ownership of Certain Beneficial Owners and Management” in the Company’s Proxy Statement.

Equity Compensation Plan Information

The following table provides certain information regarding common stock authorized for issuance under our 2012 Incentive Plan as of December 31, 2017:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)
Equity compensation plan approved by stockholders	529,611	$67.60	219,983

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this item is incorporated herein by reference to the section entitled “Certain Relationships and Related Party Transactions” in our Proxy Statement.

Item 14. Principal Accounting Fees and Services.

The information required by this item is incorporated herein by reference to the section entitled “Proposal 2 – Ratification of Selection of Independent Registered Public Accounting Firm – Audit and other fees” in our Proxy Statement.

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

3.2(a)	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.4 to the registrant’s Registration Statement on Form S-1, as amended (Registration No. 333-112718))
3.2(b)	Amendment No. 1 to the Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K dated January 25, 2013)
4.1	Specimen Common Stock certificate (incorporated by reference to Exhibit 4.1 to the registrant’s Registration Statement on Form S-1, as amended (Registration No. 333-112718))
4.2(a)	See Exhibit 3.1 for provisions defining the rights of holders of common stock and non-voting common stock of the registrant
4.2(b)	See Exhibit 3.2 for provisions defining the rights of holders of common stock and non-voting common stock of the registrant
10.1(a)

MarketAxess Holdings Inc. 2012 Incentive Plan as Amended and Restated Effective June 7, 2016 (incorporated by reference to Appendix A to the registrant’s Proxy Statement for its Annual Meeting for Stockholders held on June 7, 2016, filed on April 25, 2016)#

10.1(b)

Amendment Number One to the MarketAxess Holdings Inc. 2012 Incentive Plan as Amended as Restated Effective June 7, 2016 (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K dated April 21, 2017)#

10.2

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

10.4	Form of Indemnification Agreement for Directors (incorporated by reference to Exhibit 10.2 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017)#
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
10.6(a)

Form of Restricted Stock Unit Agreement for Richard M. McVey pursuant to the MarketAxess Holdings Inc. 2012 Incentive Plan (incorporated by reference to Exhibit 10.3 to the registrant’s Current Report on Form 8-K dated January 19, 2011)#

10.6(b)

Form of Restricted Stock Unit Agreement for executive officers other than Richard M. McVey pursuant to the MarketAxess Holdings Inc. 2012 Incentive Plan (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K dated January 22, 2016)#

10.6(c)

Guidelines for Restricted Stock Units granted under the MarketAxess Holdings Inc. 2012 Incentive Plan (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K dated January 19, 2011)#

10.7(a)

Form of Performance Share Award Agreement pursuant to the MarketAxess Holdings Inc. 2012 Incentive Plan (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K dated January 15, 2008)#

10.7(b)

Form of Performance Share Award Agreement for executive officers pursuant to the MarketAxess Holdings Inc. 2012 Incentive Plan (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K dated January 22, 2016)#

10.8(a)

Form of Incentive Stock Option Agreement for Richard M. McVey pursuant to the MarketAxess Holdings Inc. 2012 Incentive Plan (incorporated by reference to Exhibit 10.5 to the registrant’s Current Report on Form 8-K dated January 15, 2008)#

10.8(b)

Form of Incentive Stock Option Agreement for Employees other than Richard M. McVey pursuant to the MarketAxess Holdings Inc. 2012 Incentive Plan (incorporated by reference to Exhibit 10.4 to the registrant’s Current Report on Form 8-K dated January 15, 2008)#

10.8(c)

Form of Incentive Stock Option Agreement pursuant to the MarketAxess Holdings Inc. 2012 Incentive Plan (incorporated by reference to Exhibit 10.3 to the registrant’s Current Report on Form 8-K dated January 22, 2016)#

10.8(d)

Form of Non-Qualified Stock Option Agreement pursuant to the MarketAxess Holdings Inc. 2012 Incentive Plan (incorporated by reference to Appendix C to the registrant’s Proxy Statement for its Annual Meeting of Stockholders held on June 7, 2006, filed on May 1, 2006)#

10.9(a)	MarketAxess Holdings Inc. Severance Pay Plan, as amended (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K dated January 6, 2017)#
10.9(b)	Form of Notice of Eligibility to Participate (incorporated by reference to Exhibit 10.3 to the registrant’s Current Report on Form 8-K dated January 6, 2017)#
10.10(a)

Incentive Stock Option Agreement, dated January 19, 2011, by and between MarketAxess Holdings Inc. and Richard M. McVey (incorporated by reference to Exhibit 10.6 to the registrant’s Current Report on Form 8-K dated January 19, 2011)#

10.10(b)

Restricted Stock Unit Agreement, dated January 19, 2011, by and between MarketAxess Holdings Inc. and Richard M. McVey (incorporated by reference to Exhibit 10.8 to the registrant’s Current Report on Form 8-K dated January 19, 2011)#

10.10(c)

Employment Letter Agreement, dated as of January 15, 2015, by and between MarketAxess Holdings Inc. and Richard M. McVey (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K dated January 15, 2015)#

10.10(d)

Amendment to Richard M. McVey Employment Agreement, dated as of January 12, 2017, by and between MarketAxess Holdings Inc. and Richard M. McVey (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K dated January 6, 2017)#

Number	Description
10.10(e)

Incentive Stock Option Agreement, dated as of January 15, 2015, by and between MarketAxess Holdings Inc. and Richard M. McVey (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K dated January 15, 2015)#

10.10(f)

Performance Award Agreement, dated as of January 15, 2015, by and between MarketAxess Holdings Inc. and Richard M. McVey (incorporated by reference to Exhibit 10.3 to the registrant’s Current Report on Form 8-K dated January 15, 2015)#

10.11(a)

Contract of Employment, dated March 15, 2017, between MarketAxess Europe Limited and Christophe Roupie (incorporated by reference to Exhibit 10.4 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017)#

10.11(b)

Restricted Stock Agreement Pursuant to the MarketAxess Holdings Inc. 2012 Incentive Plan, dated as of April 1, 2017, by and between MarketAxess Holdings, Inc. and Christophe Roupie (incorporated by reference to Exhibit 10.1 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017)#†

10.11(c)

Amendment, dated as of August 14, 2017, to the Restricted Stock Agreement, dated April 1, 2017, between MarketAxess Holdings Inc. and Christophe Roupie (incorporated by reference to Exhibit 10.1 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017)#

10.12*	Form of Proprietary Information and Non-Competition Agreement for U.S. based Executive Officers
10.13(a)

Amended and Restated Credit Agreement, dated as of October 30, 2015, among MarketAxess Holdings Inc., a Delaware corporation, the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K dated November 3, 2015)

10.13(b)

Amended and Restated Guarantee Agreement, dated as of October 30, 2015, by and among MarketAxess Technologies Inc., as initial guarantor, and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K dated November 3, 2015)

10.13(c)

Amended and Restated Pledge and Security Agreement, dated as of October 30, 2015, by and between MarketAxess Holdings Inc., a Delaware corporation, as borrower, MarketAxess Technologies Inc., as guarantor, and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.3 to the registrant’s Current Report on Form 8-K dated November 3, 2015)

10.13(d)

Omnibus Amendment, dated October 19, 2017, by and among MarketAxess Holdings Inc., the other loan parties party hereto, the lenders party hereto and JPMorgan Chase Bank, N.A. (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K dated October 18, 2017)

21.1*	Subsidiaries of the Registrant
23.1*	Consent of PricewaterhouseCoopers LLP
31.1*	Certification by Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification by Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema Document

Number	Description
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

*	Filed herewith.

**

Attached as Exhibit 101 to this Annual Report on Form 10-K are the following materials, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Financial Condition as of December 31, 2017 and December 31, 2016; (ii) Consolidated Statements of Operations for the Years Ended December 31, 2017, 2016 and 2015; (iii) Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2017, 2016 and 2015; (iv) Consolidated Statement of Stockholders’ Equity for the Years Ended December 31, 2017, 2016 and 2015; (v) Consolidated Statements of Cash Flows for the Years Ended December 31, 2017, 2016 and 2015; and (vi) Notes to the Consolidated Financial Statements.

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

MARKETAXESS HOLDINGS INC.

By:	/s/ RICHARD M. MCVEY
Richard M. McVey
Chief Executive Officer

Date:	February 21, 2018

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title(s)	Date

/s/ RICHARD M. MCVEY Richard M. McVey	Chief Executive Officer and Chairman of the Board of Directors (principal executive officer)	February 21, 2018

/s/ ANTONIO L. DELISE Antonio L. DeLise	Chief Financial Officer (principal financial and accounting officer)	February 21, 2018

/s/ STEVEN L. BEGLEITER	Director	February 21, 2018
Steven L. Begleiter

/s/ STEPHEN P. CASPER	Director	February 21, 2018
Stephen P. Casper

/s/ JANE CHWICK	Director	February 21, 2018
Jane Chwick

/s/ WILLIAM CRUGER	Director	February 21, 2018
William Cruger

/s/ DAVID G. GOMACH	Director	February 21, 2018
David G. Gomach

/s/ CARLOS M. HERNANDEZ	Director	February 21, 2018
Carlos M. Hernandez

/s/ RICHARD G. KETCHUM	Director	February 21, 2018
Richard G. Ketchum

/s/ EMILY PORTNEY	Director	February 21, 2018
Emily Portney

/s/ JOHN STEINHARDT	Director	February 21, 2018
John Steinhardt

/s/ JAMES J. SULLIVAN	Director	February 21, 2018
James J. Sullivan