Form 10-K/A
period 2017-12-31
MARKETAXESS HOLDINGS INC
filed 2018-02-23
CIK 1278021

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K/A

Amendment No. 1

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

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for the 2018 Annual Meeting of Stockholders are incorporated by reference into Items 10, 11, 12, 13 and 14 of Part III of this Form 10-K/A.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (the “Amendment”) amends the Annual Report on Form 10-K of MarketAxess Holdings Inc. for the fiscal year ended December 31, 2017, as filed with the Securities and Exchange Commission on February 21, 2018 (the “Original Filing”).

MarketAxess Holdings Inc. is filing this Amendment for the sole purpose of inserting the conformed signature of our independent registered public accounting firm on their Report of Independent Registered Public Accounting Firm with respect to the audited financial statements included in the Original Filing which was inadvertently omitted. Accordingly, Item 8 of Part II of the Original Filing is being amended hereby solely to reflect this conformed signature.

In accordance with Rule 12b-15 of the Securities Exchange Act of 1934, as amended, this Amendment includes new certifications required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002, as amended, dated as of the filing date of this Amendment. In addition, the consent filed as Exhibit 23.1 to this Amendment is dated as of the filing date of this Amendment.

No other changes were made to the Original Filing. For ease of reference, the entire Form 10-K, including all other exhibits filed therewith, is included with this Amendment.

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

STOCK PERFORMANCE GRAPH

The following graph shows a comparison from December 31, 2012 through December 31, 2017 of the cumulative total return for (i) our common stock, (ii) the NASDAQ Composite Index and (iii) the Dow Jones US Financial Services Index. The performance graph and related information shall not be deemed “soliciting material” or to be “filed” with the SEC, nor shall such information be incorporated by reference into any future filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, each as amended, except to the extent that the we specifically incorporate it by reference into such filing.

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

MARKETAXESS HOLDINGS INC.

By:	/s/ RICHARD M. MCVEY
Richard M. McVey
Chief Executive Officer

Date:	February 22, 2018

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title(s)	Date

/s/ RICHARD M. MCVEY Richard M. McVey	Chief Executive Officer and Chairman of the Board of Directors (principal executive officer)	February 22, 2018

/s/ ANTONIO L. DELISE Antonio L. DeLise	Chief Financial Officer (principal financial and accounting officer)	February 22, 2018

/s/ STEVEN L. BEGLEITER	Director	February 22, 2018
Steven L. Begleiter

/s/ STEPHEN P. CASPER	Director	February 22, 2018
Stephen P. Casper

/s/ JANE CHWICK	Director	February 22, 2018
Jane Chwick

/s/ WILLIAM CRUGER	Director	February 22, 2018
William Cruger

/s/ DAVID G. GOMACH	Director	February 22, 2018
David G. Gomach

/s/ CARLOS M. HERNANDEZ	Director	February 22, 2018
Carlos M. Hernandez

/s/ RICHARD G. KETCHUM	Director	February 22, 2018
Richard G. Ketchum

/s/ EMILY PORTNEY	Director	February 22, 2018
Emily Portney

/s/ JOHN STEINHARDT	Director	February 22, 2018
John Steinhardt

/s/ JAMES J. SULLIVAN	Director	February 22, 2018
James J. Sullivan