Form 10-Q
period 2018-03-31
MARKETAXESS HOLDINGS INC
filed 2018-04-26
CIK 1278021

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

or

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

As of April 24, 2018, the number of shares of the Registrant’s voting common stock outstanding was 37,606,455.

MARKETAXESS HOLDINGS INC.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2018

PART I — Financial Information

Item 1. Financial Statements

MARKETAXESS HOLDINGS INC.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Unaudited)

	As of
	March 31, 2018	December 31, 2017
	(In thousands, except share and per share amounts)
ASSETS
Cash and cash equivalents	$156,169	$167,014
Investments, at fair value	244,271	239,521
Accounts receivable, net of allowance of $96 and $178 as of March 31, 2018 and December 31, 2017, respectively	67,529	52,636
Goodwill and intangible assets, net of accumulated amortization	62,963	63,059
Furniture, equipment, leasehold improvements and capitalized software, net of accumulated depreciation and amortization	39,623	38,548
Prepaid expenses and other assets	17,888	18,717
Deferred tax assets, net	830	1,737
Total assets	$589,273	$581,232

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Accrued employee compensation	$15,611	$36,502
Income and other tax liabilities	18,412	13,061
Deferred revenue	3,554	2,660
Accounts payable, accrued expenses and other liabilities	14,532	14,241
Total liabilities	52,109	66,464

Commitments and Contingencies (Note 10)

Stockholders' equity
Preferred stock, $0.001 par value, 4,855,000 shares authorized, no shares issued and outstanding as of March 31, 2018 and December 31, 2017	—	—
Series A Preferred Stock, $0.001 par value, 110,000 shares authorized, no shares issued and outstanding as of March 31, 2018 and December 31, 2017	—	—
Common stock voting, $0.003 par value, 110,000,000 shares authorized, 40,423,765 shares and 40,402,059 shares issued and 37,614,420 shares and 37,620,736 shares outstanding as of March 31, 2018 and December 31, 2017, respectively	121	121
Common stock non-voting, $0.003 par value, 10,000,000 shares authorized, no shares issued and outstanding as of March 31, 2018 and December 31, 2017	—	—
Additional paid-in capital	327,669	331,081
Treasury stock - Common stock voting, at cost, 2,809,345 and 2,781,323 shares as of March 31, 2018 and December 31, 2017, respectively	(166,059)	(159,791)
Retained earnings	385,725	353,583
Accumulated other comprehensive loss	(10,292)	(10,226)
Total stockholders' equity	537,164	514,768
Total liabilities and stockholders' equity	$589,273	$581,232

The accompanying notes are an integral part of these consolidated financial statements.

MARKETAXESS HOLDINGS INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
	2018	2017
	(In thousands, except share and per share amounts)
Revenues
Commissions	$102,772	$94,022
Information services	7,066	6,185
Post-trade services	4,576	2,456
Other	300	301
Total revenues	114,714	102,964

Expenses
Employee compensation and benefits	28,834	27,284
Depreciation and amortization	5,269	4,693
Technology and communications	5,779	4,585
Professional and consulting fees	5,057	4,279
Occupancy	3,337	1,404
Marketing and advertising	2,065	1,886
Clearing costs	1,725	1,327
General and administrative	2,475	2,348
Total expenses	54,541	47,806
Operating income	60,173	55,158
Other income (expense)
Investment income	1,168	747
Other, net	(328)	(298)
Total other income	840	449
Income before income taxes	61,013	55,607
Provision for income taxes	13,073	13,144
Net income	$47,940	$42,463

Net income per common share
Basic	$1.30	$1.15
Diluted	$1.27	$1.11

Cash dividends declared per common share	$0.42	$0.33

Weighted average shares outstanding
Basic	36,954	36,850
Diluted	37,886	38,112

The accompanying notes are an integral part of these consolidated financial statements.

MARKETAXESS HOLDINGS INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended March 31,
	2018	2017
	(In thousands)
Net income	$47,940	$42,463
Net cumulative translation adjustment and foreign currency exchange hedge, net of tax of $(823)and $(527), respectively	268	(365)
Net unrealized (loss) gain on securities available-for-sale, net of tax of $(107) and $14, respectively	(334)	23
Comprehensive income	$47,874	$42,121

The accompanying notes are an integral part of these consolidated financial statements.

MARKETAXESS HOLDINGS INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

	Common Stock Voting	Additional Paid-In Capital	Treasury Stock - Common Stock Voting	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
	(In thousands)
Balance at December 31, 2017	$121	$331,081	$(159,791)	$353,583	$(10,226)	$514,768
Net income	—	—	—	47,940	—	47,940
Cumulative translation adjustment and foreign currency exchange hedge, net of tax	—	—	—	—	268	268
Unrealized net loss on securities available-for-sale, net of tax	—	—	—	—	(334)	(334)
Stock-based compensation	—	3,951	—	—	—	3,951
Exercise of stock options	—	258	—	—	—	258
Withholding tax payments on restricted stock vesting and stock option exercises	—	(7,621)	—	—	—	(7,621)
Repurchases of common stock	—	—	(6,268)	—	—	(6,268)
Cash dividend on common stock	—	—	—	(15,798)	—	(15,798)
Balance at March 31, 2018	$121	$327,669	$(166,059)	$385,725	$(10,292)	$537,164

The accompanying notes are an integral part of these consolidated financial statements.

MARKETAXESS HOLDINGS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2018	2017
	(In thousands)
Cash flows from operating activities
Net income	$47,940	$42,463
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,269	4,693
Stock-based compensation expense	3,951	3,943
Deferred taxes	2,061	1,827
Other	(186)	393
Changes in operating assets and liabilities:
(Increase) in accounts receivable	(14,955)	(6,113)
Decrease (increase) in prepaid expenses and other assets	852	(2,146)
Decrease (increase) in corporate debt trading investments	3,054	(1,196)
(Increase) in mutual funds held in rabbi trust	(1,161)	(1,519)
(Decrease) in accrued employee compensation	(20,891)	(20,911)
Increase in income and other tax liabilities	4,304	7,366
Increase in deferred revenue	894	675
Increase in accounts payable, accrued expenses and other liabilities	307	1,074
Net cash provided by operating activities	31,439	30,549
Cash flows from investing activities
Available-for-sale investments
Proceeds from maturities and sales	51,002	46,485
Purchases	(57,839)	(68,166)
Purchases of furniture, equipment and leasehold improvements	(2,278)	(4,149)
Capitalization of software development costs	(3,590)	(3,172)
Other	(24)	(5)
Net cash (used in) investing activities	(12,729)	(29,007)
Cash flows from financing activities
Cash dividend on common stock	(15,814)	(12,356)
Exercise of stock options	258	500
Withholding tax payments on restricted stock vesting and stock option exercises	(7,621)	(7,642)
Repurchases of common stock	(6,268)	(12,207)
Net cash (used in) financing activities	(29,445)	(31,705)
Effect of exchange rate changes on cash and cash equivalents	(110)	(425)
Cash and cash equivalents
Net (decrease) for the period	(10,845)	(30,588)
Beginning of period	167,014	168,243
End of period	$156,169	$137,655

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

2. Significant Accounting Policies

Basis of Presentation

The consolidated financial statements include the accounts of the Company and its subsidiaries. All intercompany transactions and balances have been eliminated. These consolidated financial statements are unaudited and should be read in conjunction with the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2017. The consolidated financial information as of December 31, 2017 has been derived from audited financial statements not included herein. These unaudited consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) with respect to Form 10-Q and reflect all adjustments that, in the opinion of management, are normal and recurring, and that are necessary for a fair statement of the results for the interim periods presented. In accordance with such rules and regulations, certain disclosures that are normally included in annual financial statements have been omitted. Interim period operating results may not be indicative of the operating results for a full year.

Accounting Pronouncements, Recently Adopted

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, “Revenue from Contracts with Customers” (“ASU 2014-09”) requiring an entity to recognize revenue for the transfer of goods or services equal to the amount that it expects to be entitled to receive for those goods or services. The standard also requires new disclosure concerning contracts with customers, including the significant judgments made when applying the guidance. The Company adopted ASU 2014-09 effective January 1, 2018 using the modified retrospective transition approach. The Company completed its analysis and the adoption of this guidance did not have a material impact on the Company’s Consolidated Financial Statements.

Accounting Pronouncements, Not Yet Adopted as of March 31, 2018

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

Investments

The Company determines the appropriate classification of securities at the time of purchase which are recorded in the Consolidated Statements of Financial Condition on the trade date. Securities are classified as available-for-sale or trading. The Company’s available-for-sale investments are comprised of municipal bonds and investment grade corporate debt securities. Available-for-sale investments are carried at fair value with the unrealized gains or losses reported in accumulated other comprehensive loss in the Consolidated Statements of Financial Condition. Trading investments primarily include investment grade corporate debt securities and are carried at fair value, with realized and unrealized gains or losses included in other, net in the Consolidated Statements of Operations.

The Company assesses whether an other-than-temporary impairment loss on the available-for-sale investments has occurred due to declines in fair value or other market conditions. The portion of an other-than-temporary impairment related to credit loss is recorded as a charge in the Consolidated Statements of Operations. The remainder is recognized in accumulated other comprehensive loss if the Company does not intend to sell the security and it is more likely than not that the Company will not be required to sell the security prior to recovery. No charges for other-than-temporary losses were recorded during the three months ended March 31, 2018 and 2017.

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

Foreign Currency Translation and Forward Contracts

Assets and liabilities denominated in foreign currencies are translated using exchange rates at the end of the period; revenues and expenses are translated at average monthly rates. Gains and losses on foreign currency translation are a component of accumulated other comprehensive loss in the Consolidated Statements of Financial Condition. Transaction gains and losses are recorded in other, net in the Consolidated Statements of Operations.

The Company enters into foreign currency forward contracts to hedge its net investment in its U.K. subsidiaries. Gains and losses on these transactions are included in accumulated other comprehensive loss in the Consolidated Statements of Financial Condition.

Revenue Recognition

On January 1, 2018, the Company adopted ASU 2014-09 using the modified retrospective approach. The adoption of ASU 2014-09 did not have a material impact on the measurement or recognition of revenue in any prior or current reporting periods.

The Company’s classification of revenues in the Consolidated Statement of Operations represents revenues from contracts with customers disaggregated by type of revenue.

The Company has four revenue streams as described below.

Commission Revenue. The Company charges its broker-dealer clients variable transaction fees for trades executed on its platform and, under certain plans, distribution fees or monthly minimum fees to use the platform for a particular product area. Variable transaction fees are generally calculated as a percentage of the notional dollar volume of bonds traded on the platform and vary based on the type, size, yield and maturity of the bond traded. Under the Company’s disclosed trading transaction fee plans, bonds that are more actively traded or that have shorter maturities are generally charged lower commissions, while bonds that are less actively traded or that have longer maturities generally command higher commissions. Variable transaction fees, distribution fees and unused monthly fee commitments are invoiced and recorded on a monthly basis.

For trades that the Company executes between and among institutional investor and broker-dealer clients on a matched principal basis by serving as counterparty to both the buyer and the seller, the Company earns its commission through the difference in price between the two trades. The commission is collected upon settlement of the trade, which typically occurs within one to two trading days after the trade date. The following table presents commission revenue by fee type for the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31,
	2018	2017
	(In thousands)
Commission revenue by fee type
Variable transaction fees
Disclosed trading	$66,253	$65,903
Open Trading™ - matched principal trading	13,524	11,945
Total variable transaction fees	79,777	77,848
Distribution fees and unused minimum fees	22,995	16,174
Total commissions	$102,772	$94,022

Information services – Information services includes data licensed to the Company’s broker-dealer clients, institutional investor clients and data-only subscribers; professional and consulting services; technology software licenses; and maintenance and support services. The nature and timing of each performance obligation may vary as these contracts are either subscription based services transferred over time or one-time services that are transferred at a point in time. Revenues for services transferred over time are recognized ratably over the contract period as the Company’s performance obligation is met whereas revenues for services transferred at a point in time are recognized in the period the services are provided. Customers are generally billed monthly, quarterly, or annually; revenues billed in advance are deferred and recognized ratably over the contract period. The following table presents information services revenue by timing of recognition for the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31,
	2018	2017
	(In thousands)
Information services revenue by timing of recognition
Services transferred over time	$6,842	$5,957
Services transferred at a point in time	224	228
Total information services revenues	$7,066	$6,185

Post-trade services – Post-trade services revenue is generated from regulatory transaction reporting, trade publication and trade matching services. Customers are generally billed monthly in arrears and revenue is recognized in the period transactions are processed; revenues billed in advance are deferred and recognized ratably over the contract period. The Company also generates one-time implementation fees for onboarding clients which are invoiced and recognized in the period the implementation is completed. The following table presents post-trade services revenue by timing of recognition for the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31,
	2018	2017
	(In thousands)
Post-trade services revenue by timing of recognition
Services transferred over time	$4,287	$2,450
Services transferred at a point in time	289	6
Total post-trade services revenues	$4,576	$2,456

Other revenues – Other revenues primarily includes revenue from telecommunications line charges to broker-dealer clients.

Contract liabilities consist of deferred revenues that the Company records when cash payments are received or due in advance of services to be performed. The revenue recognized from contract liabilities and the remaining balance is shown below:

	December 31, 2017	Payments received in advance of services to be performed	Revenue recognized for services performed during the period	March 31, 2018
	(In thousands)
Information services	$1,763	$1,912	$(1,652)	$2,023
Post-trade services	897	3,652	(3,018)	1,531
Total deferred revenue	$2,660	$5,564	$(4,670)	$3,554

The majority of the Company’s contracts are short-term in nature with durations of less than one-year. For contracts extending beyond one year, the aggregate amount of the transaction price allocated to remaining performance obligations was $10.5 million as of March 31, 2018. The Company expects to recognize revenue associated with the remaining performance obligations over the next 21 months.

Stock-Based Compensation

The Company measures and recognizes compensation expense for all share-based payment awards based on their estimated fair values measured as of the grant date. These costs are recognized as an expense in the Consolidated Statements of Operations over the requisite service period, which is typically the vesting period, with an offsetting increase to additional paid-in capital. Forfeitures are recognized as they occur.

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

On December 22, 2017, the SEC issued Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act (“SAB 118”) to address the application of U.S. generally accepted accounting principles (“GAAP”) related to the enactment of the Tax Cuts and Jobs Act (the “Tax Act”). SAB 118 allows the Company to record a provisional amount when it does not have the necessary information available, prepared, or analyzed in reasonable detail to complete its accounting for the change in the tax law. The measurement period ends when the Company has obtained, prepared and analyzed the information necessary to finalize its accounting, but cannot extend beyond one year. The Company expects to complete its analysis within the measurement period in accordance with SAB 118.

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

Reclassifications

Certain reclassifications have been made to the prior period’s Consolidated Financial Statements in order to conform to the current year presentation. The Company reclassified certain revenue line items on the consolidated statements of operations to separately reflect information service revenues and post-trade service revenues. The Company also revised the format of the Consolidated Statement of Operations to separately present non-operating activities. Such activities include investment income, unrealized and realized gains (losses) on trading securities, foreign exchange gains (losses), investment advisory fees and other miscellaneous non-operating activities. Accordingly, the Company reclassified these amounts from the various revenue and expense line items to Other income (expense). The reclassifications had no effect on previously reported income before income taxes or net income.

3. Net Capital Requirements

Certain U.S. subsidiaries of the Company are registered as a broker-dealer or swap execution facility and therefore are subject to the applicable rules and regulations of the SEC and the Commodity Futures Trading Commission (“CFTC”). These rules contain minimum net capital requirements, as defined in the applicable regulations, and also may require a significant part of the registrants’ assets be kept in relatively liquid form. Certain of the Company’s foreign subsidiaries are regulated by the Financial Conduct Authority in the U.K. or other foreign regulators and must maintain financial resources, as defined in the applicable regulations, in excess of the applicable financial resources requirement. As of March 31, 2018, each of the Company’s subsidiaries that are subject to these regulations had net capital or financial resources in excess of their minimum requirements. As of March 31, 2018, the Company’s subsidiaries maintained aggregate net capital and financial resources that was $137.9 million in excess of the required levels of $15.6 million.

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

	Level 1	Level 2	Level 3	Total
	(In thousands)
As of March 31, 2018
Money market funds	$61,139	$—	$—	$61,139
Securities available-for-sale
Corporate debt	—	151,082	—	151,082
Trading securities
Corporate debt	—	88,861	—	88,861
Mutual funds held in rabbi trust	—	4,328	—	4,328
Foreign currency forward position	—	288	—	288
Total	$61,139	$244,559	$—	$305,698

As of December 31, 2017
Money market funds	$88,562	$—	$—	$88,562
Securities available-for-sale
Corporate debt	—	145,052	—	145,052
Trading securities
Corporate debt	—	91,302	—	91,302
Mutual funds held in rabbi trust	—	3,167	—	3,167
Foreign currency forward position	—	(702)	—	(702)
Total	$88,562	$238,819	$—	$327,381

Securities classified within Level 2 were valued using a market approach utilizing prices and other relevant information generated by market transactions involving comparable assets. The foreign currency forward contracts are classified within Level 2 as the valuation inputs are based on quoted market prices. The mutual funds held in a rabbi trust represent investments associated with the deferred cash incentive plan (see Note 14). There were no financial assets classified within Level 3 during the three months ended March 31, 2018 and 2017.

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

	As of
	March 31, 2018	December 31, 2017
	(In thousands)
Notional value	$88,190	$84,422
Fair value of notional	87,902	85,124
Fair value of the asset (liability)	$288	$(702)

The following is a summary of the Company’s investments:

	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
	(In thousands)
As of March 31, 2018
Securities available-for-sale
Corporate debt	$151,999	$11	$(928)	$151,082

Trading securities
Corporate debt	89,528	17	(684)	88,861
Mutual funds held in rabbi trust	4,347	—	(19)	4,328
Total trading securities	93,875	17	(703)	93,189

Total investments	$245,874	$28	$(1,631)	$244,271

As of December 31, 2017
Securities available-for-sale
Corporate debt	$145,526	$9	$(483)	$145,052

Trading securities
Corporate debt	91,578	30	(306)	91,302
Mutual funds held in rabbi trust	2,729	438	—	3,167
Total trading securities	94,307	468	(306)	94,469

Total investments	$239,833	$477	$(789)	$239,521

The following table summarizes the fair value of the investments based upon the contractual maturities:

	As of
	March 31, 2018	December 31, 2017
	(In thousands)
Less than one year	$135,048	$130,738
Due in 1 - 5 years	109,223	108,783
Total	$244,271	$239,521

Proceeds from the sales and maturities of investments during the three months ended March 31, 2018 and 2017 were $67.4 million and $56.8 million, respectively.

The following table provides fair values and unrealized losses on investments and by the aging of the securities’ continuous unrealized loss position as of March 31, 2018 and December 31, 2017:

	Less than Twelve Months		Twelve Months or More		Total
	Estimated fair value	Gross unrealized losses	Estimated fair value	Gross unrealized losses	Estimated fair value	Gross unrealized losses
	(In thousands)
As of March 31, 2018
Corporate debt	$175,135	$(1,247)	$26,735	$(365)	$201,870	$(1,612)

As of December 31, 2017
Corporate debt	$177,114	$(536)	$26,476	$(253)	$203,590	$(789)

5. Goodwill and Intangible Assets

Goodwill and intangible assets with indefinite lives was $59.7 million as of both March 31, 2018 and December 31, 2017. Intangible assets that are subject to amortization, including the related accumulated amortization, are comprised of the following:

	March 31, 2018			December 31, 2017
	Cost	Accumulated amortization	Net carrying amount	Cost	Accumulated amortization	Net carrying amount
	(In thousands)
Technology	$5,770	$(5,770)	$—	$5,770	$(5,770)	$—
Customer relationships	5,655	(2,405)	3,250	5,647	(2,301)	3,346
Non-competition agreements	380	(380)	—	380	(380)	—
Tradenames	370	(370)	—	370	(370)	—
Total	$12,175	$(8,925)	$3,250	$12,167	$(8,821)	$3,346

Amortization expense associated with identifiable intangible assets was $0.1 million for each of the three months ended March 31, 2018 and 2017, respectively. Estimated total amortization expense is $0.4 million for each year from 2018 through 2022.

6. Income Taxes

The provision for income taxes consists of the following:

	Three Months Ended March 31,
	2018	2017
	(In thousands)
Current:
Federal	$7,970	$8,315
State and local	1,919	1,458
Foreign	1,114	1,546
Total current provision	11,003	11,319
Deferred:
Federal	846	1,539
State and local	130	166
Foreign	1,094	120
Total deferred provision	2,070	1,825
Provision for income taxes	$13,073	$13,144

The Company recognized excess tax benefits on share-based payments of $1.8 million and $5.8 million through the provision for income taxes, for the three months ended March 31, 2018 and 2017, respectively.

On December 22, 2017, the Tax Act was enacted into law. The Tax Act significantly revises the U.S. corporate income tax regime by, among other things, lowering the U.S. federal corporate income tax rate from 35% to 21%, implementing a territorial tax system and imposing a repatriation tax on deemed earnings of foreign subsidiaries. The Company has made a reasonable estimate of the impact of the Tax Act and recorded a provisional tax charge in 2017 of $11.7 million, composed of $6.7 million to re-measure U.S. deferred tax assets and $5.0 million for the repatriation tax on accumulated undistributed foreign earnings. The final impact of the Tax Act may differ materially from the provisional tax charge recognized in 2017 due to, among other things, changes in interpretations and assumptions the Company has made, guidance that may be issued by the U.S. Department of the Treasury and actions the Company may take as a result of the Tax Act.

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

7. Stock-Based Compensation Plans

Stock-based compensation expense for the three months ended March 31, 2018 and 2017 was as follows:

	Three Months Ended March 31,
	2018	2017
	(In thousands)
Employees	$3,692	$3,699
Non-employee directors	259	244
Total stock-based compensation	$3,951	$3,943

The Company records stock-based compensation expense for employees in employee compensation and benefits and for non-employee directors in general and administrative expenses in the Consolidated Statements of Operations.

During the three months ended March 31, 2018, the Company granted to employees a total of 46,455 shares of restricted stock or restricted stock units, performance-based shares with an expected pay-out at target of 10,479 shares of common stock and 19,693 options to purchase shares of common stock. The fair value of the restricted stock and performance-based share awards was based on a weighted-average fair value per share at the grant date of $203.70 and $202.04, respectively. Based on the Black-Scholes option pricing model, the weighted-average fair value for each option granted was $56.11 per share.

As of March 31, 2018, the total unrecognized compensation cost related to all non-vested awards was $31.4 million. That cost is expected to be recognized over a weighted-average period of 2.0 years.

8. Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per common share:

	Three Months Ended March 31,
	2018	2017
	(In thousands, except per share amounts)
Basic weighted average shares outstanding	36,954	36,850
Dilutive effect of stock options and restricted stock	932	1,262
Diluted weighted average shares outstanding	37,886	38,112

Stock options and restricted stock totaling 77,732 shares and 59,910 shares for the three months ended March 31, 2018 and 2017, respectively, were excluded from the computation of diluted earnings per share because their effect would have been antidilutive. The computation of diluted shares can vary among periods due, in part, to the change in the average price of the Company’s common stock.

9. Credit Agreement

In October 2015, the Company entered into a two-year amended and restated credit agreement (the “Credit Agreement”) that provided for revolving loans and letters of credit up to an aggregate of $100.0 million. The Company amended the Credit Agreement in October 2017 and extended the maturity date to October 2018. The amended Credit Agreement also provides for two additional one-year extension options and modified certain borrowing terms and covenants. Subject to satisfaction of certain specified conditions, the Company is permitted to upsize the borrowing capacity under the Credit Agreement by an additional $50.0 million. As of March 31, 2018, the Company had $0.9 million in letters of credit outstanding and $99.1 million in available borrowing capacity under the Credit Agreement.

Borrowings under the Credit Agreement will bear interest at a rate per annum equal to the base rate or adjusted LIBOR plus an applicable margin that varies with the Company’s consolidated total leverage ratio. The Credit Agreement requires that the Company satisfies certain covenants, which includes leverage ratios and minimum earnings before interest, tax, depreciation and amortization (“EBITDA”) requirements. The Company was in compliance with all applicable covenants at March 31, 2018 and December 31, 2017.

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

10. Commitments and Contingencies

Lease Commitments

The Company leases office space under non-cancelable lease agreements expiring at various dates through 2033. Office space leases are subject to escalation based on certain costs incurred by the landlord. Minimum rental commitments as of March 31, 2018 under such operating leases were as follows (in thousands):

Remainder of 2018	$3,736
2019	9,708
2020	10,815
2021	10,173
2022	9,169
2023 and thereafter	99,328
$142,929

Rental expense was $3.0 million and $1.2 million for the three months ended March 31, 2018 and 2017, respectively, and is included in occupancy expense in the Consolidated Statements of Operations. Rental expense has been recorded based on the total minimum lease payments after giving effect to rent abatement and concessions, which are being amortized on a straight-line basis over the life of the lease. The Company is contingently obligated for standby letters of credit amounting to $0.9 million that were issued to landlords for office space.

During 2016, the Company entered into a fifteen-year lease agreement for its new global headquarters in New York City. The Company expects to relocate its headquarters to approximately 83,000 square feet of newly built office space at 55 Hudson Yards upon the building’s completion in late 2018. Rent expense recognition commenced upon acceptance of the premises in January 2018.

The Company has assigned a lease agreement on a leased property to a third party and is contingently liable should the assignee default on future lease obligations through the November 2020 lease termination date. The aggregate amount of the future lease obligation under this arrangement is approximately $0.7 million as of March 31, 2018.

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

Other

The Company, through two regulated subsidiaries, executes certain bond transactions between and among institutional investor and broker-dealer clients on a matched principal basis by serving as counterparty to both the buyer and the seller in trades which settle through third-party clearing brokers. Settlement typically occurs within one to two trading days after the trade date. Cash settlement of the transaction occurs upon receipt or delivery of the underlying instrument that was traded. For the three months ended March 31, 2018 and 2017, revenues from matched principal trading were approximately $13.5 million and $11.9 million, respectively. Under securities clearing agreements with third party clearing brokers, the Company maintains collateral deposits with each clearing broker in the form of cash. As of March 31, 2018 and 2017, the amount of the collateral deposits included in prepaid expenses and other assets in the Consolidated Statements of Financial Condition was $1.2 million and $1.1 million, respectively. For the three months ended March 31, 2018 and 2017, clearing expenses associated with matched principal transactions were $1.7 million and $1.3 million, respectively, and are classified under clearing costs on the Consolidated Statements of Operations. The Company is exposed to credit risk in the event a counterparty does not fulfill its obligation to complete a transaction or if there is a miscommunication or other error in executing a matched principal transaction. Pursuant to the terms of the securities clearing agreements, each third-party clearing broker has the right to charge the Company for any losses they suffer resulting from a counterparty’s failure on any of the Company’s trades. The Company did not record any liabilities or losses with regard to this right for the three months ended March 31, 2018 and 2017.

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

11. Customer Concentration

During both the three months ended March 31, 2018 and 2017, no single client accounted for more than 10% of total revenue. One institutional investor client accounted for 10.7% and 13.2% of trading volumes during the three months ended March 31, 2018 and 2017, respectively.

12. Share Repurchase Program

In September 2017, the Board of Directors authorized a new fifteen-month share repurchase program for up to $100.0 million commencing in October 2017. For the three months ended March 31, 2018, the Company repurchased 30,500 shares of common stock at a cost of $6.3 million. Shares repurchased under each program will be held in treasury for future use.

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

For the three months ended March 31, 2018 and 2017, the U.K. was the only individual foreign country in which the Company had a subsidiary that accounted for 10% or more of the total revenues or total long-lived assets of the Company. Revenues and long-lived assets are attributed to a geographic area based on the location of the particular subsidiary. Long-lived assets are defined as furniture, equipment, leasehold improvements and capitalized software. Information regarding revenue for the three months ended March 31, 2018 and 2017 and long-lived assets as of March 31, 2018 and December 31, 2017 was as follows:

	Three Months Ended March 31,
	2018	2017
	(In thousands)
Revenues
United States	$96,451	$86,856
United Kingdom	17,751	15,732
Other	512	376
Total	$114,714	$102,964

	As of
	March 31, 2018	December 31, 2017
	(In thousands)
Long-lived assets, as defined
United States	$29,176	$27,990
United Kingdom	10,422	10,532
Other	25	26
Total	$39,623	$38,548

14. Retirement and Deferred Compensation Plans

The Company offers a non-qualified deferred cash incentive plan to certain officers and other employees. Under the plan, eligible employees may defer up to 100% of their annual cash incentive pay. The Company has elected to fund its deferred compensation obligations through a rabbi trust. The rabbi trust is subject to creditor claims in the event of insolvency but such assets are not available for general corporate purposes. Assets held in the rabbi trust are invested in mutual funds, as selected by the participants, which are designated as trading securities and carried at fair value. As of March 31, 2018 and 2017, the fair value of the mutual fund investments and deferred compensation obligations were $4.3 million and $2.8 million, respectively. Changes in the fair value of securities held in the rabbi trust and offsetting increases or decreases in the deferred compensation obligation are recognized in other, net in the Company’s Consolidated Statements of Operations. For the three months ended March 31, 2018 and 2017 trading gains or losses and changes in deferred compensation liability and expense were immaterial.

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

The majority of our revenues are derived from commissions for trades executed on our platform and distribution fees that are billed to our broker-dealer clients on a monthly basis. We also derive revenues from information and post-trade services, technology products and services and other revenues. Our expenses consist of employee compensation and benefits, depreciation and amortization, technology and communication expenses, professional and consulting fees, occupancy, marketing and advertising and other general and administrative expenses.

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

•

to add new content and analytical capabilities to BondTicker® and expand Axess All®, the first intra-day trade tape for the European fixed-income market, and our other data service offerings provided by Trax® to improve the value of the information we provide to our clients; and

•

to continue to increase and supplement our internal growth by entering into strategic alliances, or acquiring businesses or technologies that will enable us to enter new markets, provide new products or services, or otherwise enhance the value of our platform to our clients.

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

Following President Trump’s election in November 2016, his administration has pursued a path of financial deregulation, including by signing an executive order that requires the U.S. Department of the Treasury to review the provisions of the Dodd-Frank Act. As a result, the U.S. Department of the Treasury has begun a process of reviewing existing U.S. capital markets regulations, including the Volcker Rule, and has issued a report with recommendations to improve corporate bond liquidity. The U.S. Congress is also considering various revisions to the scope of the DoddFrank Act. In 2017, the SEC established a Fixed Income Market Structure Advisory Committee in order to provide the SEC with diverse perspectives on the structure and operations of the U.S. fixed income markets, as well as advice and recommendations on matters related to fixed income market structure.

In Europe, Markets in Financial Instruments Directive (“MiFID II”) and Markets in Financial Instruments Regulation (“MiFIR”) were implemented in January 2018 and introduced significant changes in market structure designed to: (i) enhance pre- and post-trade transparency for fixed income instruments with the scope of requirements calibrated for liquidity, (ii) increase and enhance post-trade reporting obligations with a requirement to submit post-trade data to an Approved Reporting Mechanism (“ARM”), (iii) ensure trading of certain derivatives occurs on regulated trading venues and (iv) establish a consolidated tape for trade data. MiFID II has caused us to expend significantly more compliance, business and technology resources, incur additional operational costs and create additional regulatory exposure for our trading and post-trade businesses. While we generally believe the net impact of the rules and regulations may be positive for our businesses, unintended consequences of the rules and regulations may adversely affect us in ways yet to be determined.

In March 2017, the U.K. notified the European Council of its intention to leave the European Union (“E.U.”) (commonly referred to as “Brexit”). By invoking Article 50 of the Lisbon Treaty, the U.K. is currently set to leave the E.U. in March 2019. Depending on the terms agreed between E.U. member states and the U.K. as part of the exit negotiations, our U.K. subsidiaries may not be able to rely on the existence of a “passporting” regime that allows immediate access to the single E.U. market. Accordingly, we have begun the process of establishing one or more new regulated subsidiaries in the E.U. in order to provide our trading platform and certain post-trade services to clients in the E.U. following Brexit.

We cannot predict the extent to which these, or any other future regulatory changes, may adversely affect our business and operations.

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

Commission Revenue

Commissions are generally calculated as a percentage of the notional dollar volume of bonds traded on our platform and vary based on the type, size, yield and maturity of the bond traded. Under our disclosed trading transaction fee plans, bonds that are more actively traded or that have shorter maturities are generally charged lower commissions, while bonds that are less actively traded or that have longer maturities generally command higher commissions.

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

Other Credit Commissions. Other credit includes Eurobonds, emerging markets bonds, high-yield bonds and municipal bonds. Commissions for other credit products generally vary based on the type of the instrument traded using standard fee schedules. During the third quarter of 2017, we changed our high-yield fee plan structure. Similar to our U.S. high-grade fee plans, certain dealers now participate in a high-yield fee plan that incorporates a variable transaction fee and fixed distribution fee, while other dealers participate in a plan that does not contain monthly distribution fees and instead incorporates additional per transaction execution fees and minimum monthly fee commitments.

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

Information Services

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

Post-trade Services

We generate revenue from regulatory transaction reporting, trade publication and trade matching services. Revenues are recognized in the period the services are provided.

Other Revenue

Other revenue includes revenue generated from telecommunications line charges to broker-dealer clients.

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

General and Administrative. General and administrative expense consists primarily of general travel and entertainment, board of directors’ expenses, charitable contributions, provision for doubtful accounts and various state franchise and U.K. value-added taxes.

Expenses may grow in the future, notably in employee compensation and benefits, primarily due to investment in new products and geographic expansion. We also expect occupancy expense to increase in 2018 as a result of the new office space for our global headquarters in New York City. See Item 2 of the Annual Report on Form 10-K/A for a discussion of our properties. However, we believe that operating leverage can be achieved by increasing volumes in existing products and adding new products without substantial additions to our infrastructure.

Other Income (Expense)

Investment Income. Investment income consists of income earned on our investments.

Other, Net. Other, net consists of realized and unrealized gains or losses on trading security investments, foreign currency transaction gains (losses), investment advisory fees and other miscellaneous revenues and expenses.

Critical Accounting Policies and Estimates

This Management’s Discussion and Analysis of Financial Condition and Results of Operations discusses our Consolidated Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the United States, also referred to as U.S. GAAP. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the reported amounts of income and expenses during the reporting periods. We base our estimates and judgments on historical experience and on various other factors that we believe are reasonable under the circumstances. Actual results may differ from these estimates under varying assumptions or conditions. Note 2 of the Notes to our Consolidated Financial Statements includes a summary of the significant accounting policies and methods used in the preparation of our Consolidated Financial Statements. Effective January 1, 2018, we adopted Revenue from Contracts with Customers ASU 2014-09 using the modified retrospective approach, which did not have a material impact on our Consolidated Financial Statements. There were no other significant changes to our critical accounting policies and estimates during the three months ended March 31, 2018, as compared to those we disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K/A for the year ended December 31, 2017.

Recent Accounting Pronouncements

See Note 2 to the Consolidated Financial Statements for a discussion on recent accounting pronouncements.

Segment Results

We operate an electronic multi-party platform for the trading of fixed-income securities and provide related data, analytics, compliance tools and post-trade services. We consider our operations to constitute a single business segment because of the highly integrated nature of these product and services, of the financial markets in which we compete and of our worldwide business activities. We believe that results by geographic region or client sector are not necessarily meaningful in understanding our business. See Note 13 to the Consolidated Financial Statements for certain geographic information about our business required by U.S. GAAP.

Results of Operations

Three Months Ended March 31, 2018 Compared to Three Months Ended March 31, 2017

Overview

Total revenues increased by $11.8 million or 11.4% to $114.7 million for the three months ended March 31, 2018, from $103.0 million for the three months ended March 31, 2017. This increase in total revenues was primarily due to higher commissions of $8.8 million and post-trade services revenue of $2.1 million. A 12.0% change in the average foreign currency exchange rates of the British Pound Sterling compared to the U.S. dollar from the three months ended March 31, 2017 to the three months ended March 31, 2018 had the effect of increasing revenues by $1.7 million.

Total expenses increased by $6.7 million or 14.1% to $54.5 million for the three months ended March 31, 2018, from $47.8 million for the three months ended March 31, 2017. This increase was primarily due to higher occupancy costs of $1.9 million, employee compensation and benefits of $1.6 million, and technology and communication costs of $1.2 million. The change in average foreign currency exchange rates had the effect of increasing expenses by $1.5 million in the three months ended March 31, 2018.

Total other income increased by $0.4 million to $0.8 million for the three months ended March 31, 2018, from $0.4 million for the three months ended March 31, 2017. This increase was primarily due to an increase in investment income of $0.4 million.

Income before taxes increased by $5.4 million or 9.7% to $61.0 million for the three months ended March 31, 2018, from $55.6 million for the three months ended March 31, 2017. Net income increased by $5.5 million or 12.9% to $47.9 million for the three months ended March 31, 2018, from $42.5 million for the three months ended March 31, 2017.

Revenues

Our revenues for the three months ended March 31, 2018 and 2017, and the resulting dollar and percentage changes, were as follows:

	Three Months Ended March 31,
	2018		2017
	($ in thousands)
	$	% of Revenues	$	% of Revenues	$ Change	% Change
Commissions	$102,772	89.6%	$94,022	91.3%	$8,750	9.3%
Information services	7,066	6.2	6,185	6.0	881	14.2
Post-trade services	4,576	4.0	2,456	2.4	2,120	86.3
Other	300	0.2	301	0.3	(1)	(0.3)
Total revenues	$114,714	100.0%	$102,964	100.0%	$11,750	11.4%

Commissions. Our commission revenues for the three months ended March 31, 2018 and 2017, and the resulting dollar and percentage changes, were as follows:

	Three Months Ended March 31,
	2018	2017	$ Change	% Change
	($ in thousands)
Variable transaction fees
U.S. high-grade	$38,767	$35,523	$3,244	9.1%
Other credit	40,427	41,695	(1,268)	(3.0)
Liquid products	583	630	(47)	(7.5)
Total variable transaction fees	79,777	77,848	1,929	2.5
Distribution fees
U.S. high-grade	17,227	15,750	1,477	9.4
Other credit	5,540	280	5,260	1,878.6
Liquid products	228	144	84	58.3
Total distribution fees	22,995	16,174	6,821	42.2
Total commissions	$102,772	$94,022	$8,750	9.3%

Variable Transaction Fees

The following table shows the extent to which the increase in variable transaction fees for the three months ended March 31, 2018 was attributable to changes in transaction volumes and variable transaction fees per million:

	Change from the Three Months Ended March 31, 2017
	U.S. High-Grade	Other Credit	Liquid Products	Total
	($ in thousands)
Volume increase (decrease)	$5,115	$10,499	$(51)	$15,563
Variable transaction fee per million (decrease) increase	(1,871)	(11,767)	4	(13,634)
Total increase (decrease) in variable commissions	$3,244	$(1,268)	$(47)	$1,929

Our trading volumes for the three months ended March 31, 2018 and 2017 were as follows:

	Three Months Ended March 31,
	2018	2017	$ Change	% Change
	($ in millions)
Trading Volume Data
U.S. high-grade - fixed rate	$236,523	$211,974	$24,549	11.6%
U.S. high-grade - floating rate	14,462	7,420	7,042	94.9
Total U.S. high grade	250,985	219,394	31,591	14.4
Other credit	199,943	159,724	40,219	25.2
Liquid products	14,079	15,306	(1,227)	(8.0)
Total	$465,007	$394,424	$70,583	17.9%

Number of U.S. Trading Days	61	62
Number of U.K. Trading Days	63	64

For volume reporting purposes, transactions in foreign currencies are converted to U.S. dollars at average monthly rates. The 14.4% increase in our U.S. high-grade volume was principally due to an increase in our estimated market share of total U.S. high-grade corporate bond volume as reported by Financial Industry Regulatory Authority (“FINRA”) Trade Reporting and Compliance Engine (“TRACE”) to 18.0% for the three months ended March 31, 2018 from 15.9% for the three months ended March 31, 2017. Overall U.S. high-grade TRACE volume as measured by TRACE was $1.4 trillion for both the three months ended March 31, 2018 and 2017.

Other credit volumes increased by 25.2% for the three months ended March 31, 2018 compared to the three months ended March 31, 2017, primarily due to increases of 33.3% in emerging markets bond volume, 19.2% in Eurobond volume and 14.8% in high-yield bond volume.

Our average variable transaction fee per million for the three months ended March 31, 2018 and 2017 was as follows:

	Three Months Ended March 31,
	2018	2017
Average Variable Transaction fee per million
U.S. high-grade - fixed rate	$158	$166
U.S. high-grade - floating rate	94	55
Total U.S. high-grade	154	162
Other credit	202	261
Liquid products	41	41
Total	172	197

Total U.S. high-grade average variable transaction fee per million decreased to $154 per million for the three months ended March 31, 2018 from $162 per million for the three months ended March 31, 2017, mainly due to a decrease in the duration of bonds traded, an increase in the number of larger sized trades and the migration of certain of our broker-dealer clients from an all-variable fee plan to a plan that incorporates a monthly distribution fee. Other credit average variable transaction fee per million decreased to $202 per million for the three months ended March 31, 2018 from $261 million for the three months ended March 31, 2017, mainly due to a decrease in high-yield average variable fee per million as a result of the change in the structure of our high-yield fee plan options implemented in August 2017, Eurobond fee schedule reductions implemented effective January 1, 2018 and a larger percentage of trading volume in emerging market bonds that command lower fees per million.

Distribution Fees

U.S. high-grade distribution fees increased $1.5 million principally due to the migration of certain of our broker-dealer clients from an all-variable fee plan to a plan that incorporates a monthly distribution fee. The $5.3 million increase in Other credit distribution fees principally relates to a $4.9 million increase in distribution fees under the high-yield fee plan structure implemented in August 2017 that allows our broker-dealer clients to elect a plan that incorporates a monthly distribution fee.

Information Services. Information services revenue increased $0.9 million for the three months ended March 31, 2018 principally due to new data contracts of $0.4 million and a positive impact from foreign exchange of $0.4 million.

Post-Trade Services. Post-trade service revenue increased $2.1 million for the three months ended March 31, 2018 principally due to an increase of $1.0 million in trade publication services, $0.6 million in regulatory transaction reporting services and $0.3 million in MiFID II implementation services. Our transaction reporting business processed 213 million transactions for the three months ended March 31, 2018 compared to 270 million for the three months ended March 31, 2017. Revenue from new customers and services and changes in pricing plans more than offset the decline in the number of reported transactions.

Other. Other revenue was $0.3 million for each of the three months ended March 31, 2018 and 2017, respectively.

Expenses

Our expenses for the three months ended March 31, 2018 and 2017, and the resulting dollar and percentage changes, were as follows:

	Three Months Ended March 31,
	2018		2017
	($ in thousands)
	$	% of Revenues	$	% of Revenues	$ Change	% Change
Expenses
Employee compensation and benefits	$28,834	25.1%	$27,284	26.5%	$1,550	5.7%
Depreciation and amortization	5,269	4.6	4,693	4.6	576	12.3
Technology and communications	5,779	5.0	4,585	4.5	1,194	26.0
Professional and consulting fees	5,057	4.4	4,279	4.2	778	18.2
Occupancy	3,337	2.9	1,404	1.4	1,933	137.7
Marketing and advertising	2,065	1.8	1,886	1.8	179	9.5
Clearing costs	1,725	1.5	1,327	1.3	398	30.0
General and administrative	2,475	2.2	2,348	2.3	127	5.4
Total expenses	$54,541	47.5%	$47,806	46.4%	$6,735	14.1%

Employee Compensation and Benefits. Employee compensation and benefits increased by $1.6 million, primarily due to an increase of $1.5 million in salaries, principally as a result of higher employee headcount.

Depreciation and Amortization. Depreciation and amortization increased by $0.6 million. For the three months ended March 31, 2018 and 2017, $2.3 million and $4.1 million, respectively, of equipment purchases and leasehold improvements and $3.6 million and $3.2 million, respectively, of software development costs were capitalized.

Technology and Communications. Technology and communication expenses increased by $1.2 million due to higher technology maintenance and support costs of $0.4 million, software subscription costs of $0.3 million and market data costs of $0.3 million.

Professional and Consulting Fees. Professional and consulting fees increased by $0.8 million primarily due to fees related to higher technology consulting costs of $0.3 million and consulting fees related to various regulatory initiatives of $0.3 million.

Occupancy. Occupancy increased by $1.9 million primarily due to $1.7 million of duplicate rent expense during the build-out phase of our new headquarters in New York City. We expect to relocate to the new premises in late 2018.

Marketing and Advertising. Marketing and advertising expenses were $2.1 million and $1.9 million for the three months ended March 31, 2018 and 2017, respectively.

Clearing Costs. Clearing costs increased by $0.4 million primarily due to higher trading volume. Third-party clearing costs as a percentage of matched principal trading revenue increased from 11.1% for the three months ended March 31, 2017 to 12.8% for the three months ended March 31, 2018.

General and Administrative. General and administrative expenses were $2.5 million and $2.3 million for the three months ended March 31, 2018 and 2017, respectively.

Other Income (Expense)

Our other income for the three months ended March 31, 2018 and 2017, and the resulting dollar and percentage changes, were as follows:

	Three Months Ended March 31,
	2018		2017
	($ in thousands)
	$	% of Revenues	$	% of Revenues	$ Change	% Change
Investment income	$1,168	1.0%	$747	0.7%	$421	56.4%
Other, net	(328)	(0.3)	(298)	(0.3)	(30)	10.1
Total other income	$840	0.7%	$449	0.4%	$391	87.1%

Investment Income. Investment income increased by $0.4 million primarily due to higher investment balances and an increase in interest rates in 2018.

Other, Net. Other, net was ($0.3) million for each of the three months ended March 31, 2018 and 2017, respectively.

Provision for Income Tax. On December 22, 2017, the Tax Act was enacted into law. The Tax Act significantly revises the U.S. corporate income tax regime by, among other things, lowering the U.S. federal corporate income tax rate from 35% to 21%, implementing a territorial tax system and imposing a repatriation tax on deemed earnings of foreign subsidiaries. We have made a reasonable estimate of the impact of the Tax Act and recorded a provisional tax charge in 2017 of $11.7 million, composed of $6.7 million to re-measure U.S. deferred tax assets and $5.0 million for the repatriation tax on accumulated undistributed foreign earnings. The final impact of the Tax Act may differ materially from the provisional tax charge recognized in 2017 due to, among other things, changes in interpretations and assumptions we have made, guidance that may be issued by the U.S. Department of the Treasury and actions we may take as a result of the Tax Act.

Our consolidated effective tax rate for the three months ended March 31, 2018 was 21.4%, compared to 23.6% for the three months ended March 31, 2017. The tax provision for the three months ended March 31, 2018 reflected a reduction in the federal corporate income tax rate and other changes associated with the Tax Act and $1.8 million of excess tax benefits related to share-based compensation awards that vested or were exercised during the quarter. The income tax provision for the first quarter of 2017 included $5.8 million of excess tax benefits related to share-based compensation awards. Our consolidated effective tax rate can vary from period to period depending on the geographic mix of our earnings, changes in tax legislation and tax rates and the amount and timing of excess tax benefits related to share-based payments, among other factors.

Liquidity and Capital Resources

During the past three years, we have met our funding requirements through cash on hand and internally generated funds. Cash and cash equivalents and investments totaled $400.4 million at March 31, 2018.

In October 2015, we entered into a two-year amended and restated credit agreement (the “Credit Agreement”) that increased our borrowing capacity to an aggregate of $100.0 million. In October 2017, we amended the Credit Agreement and extended the maturity date to October 2018. The amended Credit Agreement also provides for two additional one-year extension options and modified certain borrowing terms and covenants. Subject to satisfaction of certain specified conditions, we are permitted to upsize the borrowing capacity under the Credit Agreement by an additional $50.0 million. As of March 31, 2018, we had $0.9 million in letters of credit outstanding and $99.1 million in available borrowing capacity under the Credit Agreement.

Our cash flows were as follows:

	Three Months Ended March 31,
	2018	2017	$ Change	% Change
	($ in thousands)
Net cash provided by operating activities	$31,439	$30,549	$890	2.9%
Net cash (used in) investing activities	(12,729)	(29,007)	16,278	(56.1)
Net cash (used in) financing activities	(29,445)	(31,705)	2,260	(7.1)
Effect of exchange rate changes on cash and cash equivalents	(110)	(425)	315	(74.1)
Net (decrease) for the period	$(10,845)	$(30,588)	$19,743	(64.5)%

The $0.9 million increase in net cash provided by operating activities was primarily due to an increase in net income of $5.5 million and a decrease in net purchases of corporate debt trading investments of $4.3 million, offset by an increase in working capital of $9.4 million.

The $16.3 million decrease in net cash used in investing activities was primarily due to a decrease of $14.8 million in net purchases of available-for-sale investments and a decrease of $1.5 million in capital expenditures.

The $2.3 million decrease in net cash used in financing activities was principally due to a decrease of $5.9 million in repurchases of our common stock, offset by a $3.5 million increase in the cash dividend paid on common stock.

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

The table set forth below presents a reconciliation of our cash flow from operating activities to Free Cash Flow, as defined, for the twelve months ended March 31, 2018 and 2017:

	Twelve months ended March 31,
	2018	2017
	(In thousands)
Cash flow from operating activities	$168,925	$173,039
Add: Net purchases of corporate debt trading investments	12,831	2,156
Less: Purchases of furniture, equipment and leasehold improvements	(10,215)	(7,882)
Less: Capitalization of software development costs	(13,889)	(12,255)
Free Cash Flow	$157,652	$155,058

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

Certain of our U.S. subsidiaries are registered as a broker-dealer or a SEF and therefore are subject to the applicable rules and regulations of the SEC and the CFTC. These rules contain minimum net capital requirements, as defined in the applicable regulations, and also may require a significant part of the registrants’ assets be kept in relatively liquid form. Certain of our foreign subsidiaries are regulated by the Financial Conduct Authority in the U.K. or other foreign regulators and must maintain financial resources, as defined in the applicable regulations, in excess of the applicable financial resources requirement. As of March 31, 2018, each of our subsidiaries that are subject to these regulations had net capital or financial resources in excess of their minimum requirements. As of March 31, 2018, our subsidiaries maintained aggregate net capital and financial resources that were $137.9 million in excess of the required levels of $15.6 million.

Each of our U.S. and foreign regulated subsidiaries are subject to local regulations which generally prohibit repayment of borrowings from our affiliates, paying cash dividends, making loans to our affiliates or otherwise entering into transactions that result in a significant reduction in regulatory net capital or financial resources without prior notification to or approval from such regulated entity’s principal regulator. As of March 31, 2018, the amount of unrestricted cash held by our non-U.S. subsidiaries was $66.1 million.

Pursuant to the Tax Act, all previously undistributed earnings have now been subject to U.S. Tax. Notwithstanding the U.S. taxation of these amounts, we consider our undistributed foreign earnings to be indefinitely reinvested outside of the U.S. and do not expect to incur any significant additional taxes related to such amounts.

We execute certain bond transactions between and among institutional investor and broker-dealer clients on a matched principal basis by serving as counterparty to both the buyer and the seller in trades which settle through third-party clearing brokers. Settlement typically occurs within one to two trading days after the trade date. Cash settlement of the transaction occurs upon receipt or delivery of the underlying instrument that was traded. For the three months ended March 31, 2018 and 2017, revenues from matched principal trading were approximately $13.5 million and $11.9 million, respectively. Under securities clearing agreements with third party clearing brokers, we maintain collateral deposits with each clearing broker in the form of cash. As of March 31, 2018 and 2017, the amount of the collateral deposits included in prepaid expenses and other assets in the Consolidated Statements of Financial Condition was $1.2 million and $1.1 million, respectively. For the three months ended March 31, 2018, and 2017, clearing expenses associated with matched principal transactions were $1.7 million and $1.3 million, respectively, and are classified under clearing costs on our Consolidated Statements of Operations. We are exposed to credit risk in the event a counterparty does not fulfill its obligation to complete a transaction or if there is a miscommunication or other error in executing a matched principal transaction. Pursuant to the terms of the securities clearing agreements, each third-party clearing broker has the right to charge us for any losses they suffer resulting from a counterparty’s failure on any of our trades. We did not record any liabilities or losses with regard to this right for the three months ended March 31, 2018 and 2017.

In the normal course of business, we enter into contracts that contain a variety of representations, warranties and general indemnifications. Our maximum exposure from any claims under these arrangements is unknown, as this would involve claims that have not yet occurred. However, based on past experience, we expect the risk of loss to be remote.

In September 2017, our Board of Directors authorized a new fifteen-month share repurchase program for up to $100.0 million commencing in October 2017. Shares repurchased under each program will be held in treasury for future use.

In April 2018, our Board of Directors approved a quarterly cash dividend of $0.42 per share payable on May 23, 2018 to stockholders of record as of the close of business on May 9, 2018. Any future declaration and payment of dividends will be at the sole discretion of our Board of Directors. Our Board of Directors may take into account such matters as general business conditions, our financial results, capital requirements, contractual obligations, legal, and regulatory restrictions on the payment of dividends to our stockholders or by our subsidiaries to their respective parent entities, and any such other factors as the Board of Directors may deem relevant.

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

Contractual Obligations and Commitments

As of March 31, 2018, we had the following contractual obligations and commitments:

	Payments due by period
	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 - years
	(In thousands)
Operating leases	$142,929	$5,873	$20,941	$18,996	$97,119
Foreign currency forward contract	87,902	87,902	—	—	—
	$230,831	$93,775	$20,941	$18,996	$97,119

During 2016, we entered into a fifteen-year lease agreement for our new global headquarters in New York City. We expect to vacate all of the office space we currently lease in New York City and relocate our headquarters to approximately 83,000 square feet of newly built office space at 55 Hudson Yards upon the building’s completion in late 2018. Rent expense recognition for the office space at 55 Hudson Yards commenced in January 2018 upon us accepting possession of the premises.

We enter into foreign currency forward contracts to hedge our exposure to variability in certain foreign currency cash flows resulting from the net investment in our U.K. subsidiaries. As of March 31, 2018, the notional value of the foreign currency forward contract outstanding was $87.9 million and the fair value of the asset was $0.3 million.

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

As of March 31, 2018, we had $239.9 million of investments, which were invested in corporate bonds and classified as securities available-for-sale or trading securities. Adverse movements, such as a 10% decrease in the value of these securities or a downturn or disruption in the markets for these securities, could result in a substantial loss. In addition, principal gains and losses resulting from these securities could on occasion have a disproportionate effect, positive or negative, on our financial condition and results of operations for any particular reporting period.

Interest Rate Risk

Interest rate risk represents our exposure to interest rate changes with respect to our cash, cash equivalents and investments. As of March 31, 2018, our cash and cash equivalents and investments amounted to $396.1 million. A hypothetical five basis point decrease in short-term interest rates would decrease our annual pre-tax earnings by approximately $0.2 million, assuming no change in the amount or composition of our cash and cash equivalents.

As of March 31, 2018, a hypothetical 100 basis point increase or decrease in interest rates would decrease or increase the fair value of the available-for-sale investment portfolio by approximately $1.2 million, assuming no change in the amount or composition of the investments. The hypothetical unrealized gain (loss) of $1.2 million would be recognized in other comprehensive income on the Consolidated Statements of Financial Condition.

A similar hypothetical 100 basis point increase or decrease in interest rates would decrease or increase the fair value of the trading securities portfolio by approximately $0.9 million. The hypothetical unrealized gain (loss) of $0.9 million would be recognized in other, net in the Consolidated Statements of Operations.

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

During the twelve months ended March 31, 2018, approximately 13.5% of our revenue and 28.9% of our expenses were denominated in currencies other than the U.S. dollar, most notably the British Pound Sterling. Based on actual results over the past year, a hypothetical 10% increase or decrease in the U.S. dollar against all other currencies would have increased or decreased revenue by approximately $5.5 million and operating expenses by approximately $6.0 million.

Derivative Risk

Our limited derivative risk stems from our activities in the foreign currency forward contract market. We use this market to mitigate our U.S. dollar versus British Pound Sterling exposure that arises from the activities of our U.K. subsidiaries. As of March 31, 2018, the fair value of the notional amount of our foreign currency forward contract was $87.9 million. We do not speculate in any derivative instruments.

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

We have policies and procedures in place to identify and manage our credit risk. In connection with the growth of our Open Trading™ protocols, we have implemented additional automated controls to help us manage our credit risk exposure. There can be no assurance that the policies, procedures and automated controls we use to manage this credit risk will effectively mitigate our credit risk exposure. Some of our risk management procedures are reliant upon the evaluation of information regarding the fixed- income markets, our clients or other relevant matters that are publicly available or otherwise acquired from third party sources. Such information may not be accurate, complete, up-to-date or properly assessed and interpreted by us. If our risk management procedures fail, our business, financial condition and results of operations may be adversely affected. Furthermore, our insurance policies are unlikely to provide coverage for such risks.

Cash and cash equivalents includes cash and money market instruments that are primarily maintained at one major global bank. Given this concentration, we are exposed to certain credit risk in relation to our deposits at this bank.

Item 4. Controls and Procedures

(a)  Evaluation of Disclosure Controls and Procedures. Our management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our “disclosure controls and procedures,” as that term is defined in Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of March 31, 2018. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective to ensure that information required to be disclosed by MarketAxess in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and to ensure that information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

(b)  Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2018 identified in connection with the evaluation thereof by our management, including the Chief Executive Officer and Chief Financial Officer, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

There have been no material changes in our risk factors from those disclosed in our most recent Form 10-K/A for the year ended December 31, 2017. For a discussion of the risk factors affecting the Company, see “Risk Factors” in Part I, Item 1A of our 2017 Form 10-K/A.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

During the quarter ended March 31, 2018, we repurchased the following shares of common stock:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans and Programs	Dollar Value of Shares That May Yet Be Purchased Under the Plans and Programs
				(In thousands)
January 1, 2018 - January 31, 2018	43,955	197.83	10,500	$91,763
February 1, 2018 - February 28, 2018	17,273	198.98	9,500	89,899
March 1, 2018 - March 31, 2018	10,500	216.78	10,500	87,623
	71,728	$200.88	30,500

During the three months ended March 31, 2018, we repurchased 71,728 shares of common stock. The repurchases included 41,228 shares surrendered by employees to us to satisfy the withholding tax obligations upon the vesting of restricted shares and 30,500 shares repurchased in connection with our share repurchase program.

In September 2017, our Board of Directors authorized a new fifteen-month share repurchase program for up to $100.0 million commencing in October 2017. Shares repurchased under each program will be held in treasury for future use.

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

**

Attached as Exhibit 101 to this Quarterly Report on Form 10-Q are the following materials, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Financial Condition as of March 31, 2018 and December 31, 2017; (ii) Consolidated Statements of Operations for the Three months Ended March 31, 2018 and 2017; (iii) Consolidated Statements of Comprehensive Income for the Three months Ended March 31, 2018 and 2017; (iv) Consolidated Statement of Stockholders’ Equity for the Three months Ended March 31, 2018; (v) Consolidated Statements of Cash Flows for the Three months Ended March 31, 2018 and 2017; and (vi) Notes to the Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MARKETAXESS HOLDINGS INC.

Date: April 26, 2018	By:	/s/ RICHARD M. MCVEY
Richard M. McVey
Chief Executive Officer
(principal executive officer)

Date: April 26, 2018	By:	/s/ ANTONIO L. DELISE
Antonio L. DeLise
Chief Financial Officer
(principal financial and accounting officer)