Form 10-Q
period 2018-09-30
MARKETAXESS HOLDINGS INC
filed 2018-10-25
CIK 1278021

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

or

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☑    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See definition of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of October 22, 2018, the number of shares of the Registrant’s voting common stock outstanding was 37,592,599.

MARKETAXESS HOLDINGS INC.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2018

PART I — Financial Information

Item 1. Financial Statements

MARKETAXESS HOLDINGS INC.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Unaudited)

	As of
	September 30, 2018	December 31, 2017
	(In thousands, except share and per share amounts)
ASSETS
Cash and cash equivalents	$210,085	$167,014
Investments, at fair value	236,101	239,521
Accounts receivable, net of allowance of $91 and $178 as of September 30, 2018 and December 31, 2017, respectively	62,004	52,636
Goodwill and intangible assets, net of accumulated amortization	62,771	63,059
Furniture, equipment, leasehold improvements and capitalized software, net of accumulated depreciation and amortization	54,320	38,548
Prepaid expenses and other assets	18,594	18,717
Deferred tax assets, net	2,256	1,737
Total assets	$646,131	$581,232

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Accrued employee compensation	$31,468	$36,502
Income and other tax liabilities	12,921	13,061
Deferred revenue	3,785	2,660
Accounts payable, accrued expenses and other liabilities	19,339	14,241
Total liabilities	67,513	66,464

Commitments and Contingencies (Note 10)

Stockholders' equity
Preferred stock, $0.001 par value, 4,855,000 shares authorized, no shares issued and outstanding as of September 30, 2018 and December 31, 2017	—	—
Series A Preferred Stock, $0.001 par value, 110,000 shares authorized, no shares issued and outstanding as of September 30, 2018 and December 31, 2017	—	—
Common stock voting, $0.003 par value, 110,000,000 shares authorized, 40,466,892 shares and 40,402,059 shares issued and 37,596,566 shares and 37,620,736 shares outstanding as of September 30, 2018 and December 31, 2017, respectively	121	121
Common stock non-voting, $0.003 par value, 10,000,000 shares authorized, no shares issued and outstanding as of September 30, 2018 and December 31, 2017	—	—
Additional paid-in capital	336,079	331,081
Treasury stock - Common stock voting, at cost, 2,870,326 and 2,781,323 shares as of September 30, 2018 and December 31, 2017, respectively	(178,776)	(159,791)
Retained earnings	433,227	353,583
Accumulated other comprehensive (loss)	(12,033)	(10,226)
Total stockholders' equity	578,618	514,768
Total liabilities and stockholders' equity	$646,131	$581,232

The accompanying notes are an integral part of these consolidated financial statements.

MARKETAXESS HOLDINGS INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(In thousands, except share and per share amounts)
Revenues
Commissions	$90,513	$86,270	$289,398	$267,307
Information services	7,174	6,331	21,170	19,013
Post-trade services	3,475	2,678	11,671	7,623
Other	281	305	882	919
Total revenues	101,443	95,584	323,121	294,862

Expenses
Employee compensation and benefits	26,282	25,485	81,315	78,088
Depreciation and amortization	6,173	4,583	17,232	14,066
Technology and communications	5,879	5,035	17,451	14,442
Professional and consulting fees	5,685	5,547	16,168	13,912
Occupancy	3,528	1,795	10,332	4,621
Marketing and advertising	2,980	2,089	8,580	6,757
Clearing costs	1,760	1,476	5,497	4,320
General and administrative	2,744	2,939	7,927	7,878
Total expenses	55,031	48,949	164,502	144,084
Operating income	46,412	46,635	158,619	150,778
Other income (expense)
Investment income	1,635	964	4,186	2,551
Other, net	(250)	(382)	(785)	(932)
Total other income	1,385	582	3,401	1,619
Income before income taxes	47,797	47,217	162,020	152,397
Provision for income taxes	9,203	13,087	34,999	37,781
Net income	$38,594	$34,130	$127,021	$114,616

Net income per common share
Basic	$1.04	$0.93	$3.44	$3.11
Diluted	$1.02	$0.90	$3.36	$3.01

Cash dividends declared per common share	$0.42	$0.33	$1.26	$0.99

Weighted average shares outstanding
Basic	36,951	36,865	36,952	36,856
Diluted	37,828	38,019	37,859	38,069

The accompanying notes are an integral part of these consolidated financial statements.

MARKETAXESS HOLDINGS INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(In thousands)
Net income	$38,594	$34,130	$127,021	$114,616
Net cumulative translation adjustment and foreign currency exchange hedge, net of tax of $240, $(953), $746 and $(2,586), respectively	(582)	1,102	(1,602)	2,061
Net unrealized gain (loss) on securities available-for-sale, net of tax of $23, $16, $(66) and $10, respectively	72	26	(205)	17
Comprehensive income	$38,084	$35,258	$125,214	$116,694

The accompanying notes are an integral part of these consolidated financial statements.

MARKETAXESS HOLDINGS INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

	Common Stock Voting	Additional Paid-In Capital	Treasury Stock - Common Stock Voting	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
	(In thousands)
Balance at December 31, 2017	$121	$331,081	$(159,791)	$353,583	$(10,226)	$514,768
Net income	—	—	—	127,021	—	127,021
Cumulative translation adjustment and foreign currency exchange hedge, net of tax	—	—	—	—	(1,602)	(1,602)
Unrealized net (loss) on securities available-for-sale, net of tax	—	—	—	—	(205)	(205)
Stock-based compensation	—	11,551	—	—	—	11,551
Exercise of stock options	—	1,387	—	—	—	1,387
Withholding tax payments on restricted stock vesting and stock option exercises	—	(7,940)	—	—	—	(7,940)
Repurchases of common stock	—	—	(18,985)	—	—	(18,985)
Cash dividend on common stock	—	—	—	(47,377)	—	(47,377)
Balance at September 30, 2018	$121	$336,079	$(178,776)	$433,227	$(12,033)	$578,618

The accompanying notes are an integral part of these consolidated financial statements.

MARKETAXESS HOLDINGS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2018	2017
	(In thousands)
Cash flows from operating activities
Net income	$127,021	$114,616
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	17,232	14,066
Stock-based compensation expense	11,551	10,989
Deferred taxes	162	326
Other	2,005	1,290
Changes in operating assets and liabilities:
(Increase) in accounts receivable	(9,560)	(12,535)
Decrease (increase) in prepaid expenses and other assets	97	(4,503)
Decrease in corporate debt trading investments	6,671	8,338
(Increase) in mutual funds held in rabbi trust	(1,317)	(1,730)
(Decrease) in accrued employee compensation	(5,034)	(3,756)
(Decrease) in income and other tax liabilities	(755)	(3,277)
Increase in deferred revenue	1,125	676
Increase (decrease) in accounts payable, accrued expenses and other liabilities	4,614	(2,917)
Net cash provided by operating activities	153,812	121,583
Cash flows from investing activities
Available-for-sale investments
Proceeds from maturities and sales	256,301	146,295
Purchases	(260,318)	(196,810)
Purchases of furniture, equipment and leasehold improvements	(23,821)	(7,245)
Capitalization of software development costs	(9,171)	(10,094)
Other	25	(53)
Net cash (used in) investing activities	(36,984)	(67,907)
Cash flows from financing activities
Cash dividend on common stock	(46,893)	(36,717)
Exercise of stock options	1,387	1,640
Withholding tax payments on restricted stock vesting and stock option exercises	(7,940)	(12,906)
Repurchases of common stock	(18,985)	(36,352)
Net cash (used in) financing activities	(72,431)	(84,335)
Effect of exchange rate changes on cash and cash equivalents	(1,326)	1,408
Cash and cash equivalents
Net increase (decrease) for the period	43,071	(29,251)
Beginning of period	167,014	168,243
End of period	$210,085	$138,992

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

Accounting Pronouncements, Not Yet Adopted as of September 30, 2018

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

The Company assesses whether an other-than-temporary impairment loss on the available-for-sale investments has occurred due to declines in fair value or other market conditions. The portion of an other-than-temporary impairment related to credit loss is recorded as a charge in the Consolidated Statements of Operations. The remainder is recognized in accumulated other comprehensive loss if the Company does not intend to sell the security and it is more likely than not that the Company will not be required to sell the security prior to recovery. No charges for other-than-temporary losses were recorded during the nine months ended September 30, 2018 and 2017.

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

The Company’s classification of revenues in the Consolidated Statements of Operations represents revenues from contracts with customers disaggregated by type of revenue.

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

For trades that the Company executes between and among institutional investor and broker-dealer clients on a matched principal basis by serving as counterparty to both the buyer and the seller, the Company earns its commission through the difference in price between the two trades. The commission is collected upon settlement of the trade, which typically occurs within one to two trading days after the trade date. The following table presents commission revenue by fee type for the three and nine months ended September 30, 2018 and 2017:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(In thousands)
Commission revenue by fee type
Variable transaction fees
Disclosed trading	$49,727	$54,663	$172,443	$179,933
Open Trading™ - matched principal trading	16,228	11,284	44,943	34,445
Total variable transaction fees	65,955	65,947	217,386	214,378
Distribution fees and unused minimum fees	24,558	20,323	72,012	52,929
Total commissions	$90,513	$86,270	$289,398	$267,307

Information services – Information services includes data licensed to the Company’s broker-dealer clients, institutional investor clients and data-only subscribers; professional and consulting services; technology software licenses; and maintenance and support services. The nature and timing of each performance obligation may vary as these contracts are either subscription based services transferred over time or one-time services that are transferred at a point in time. Revenues for services transferred over time are recognized ratably over the contract period as the Company’s performance obligation is met whereas revenues for services transferred at a point in time are recognized in the period the services are provided. Customers are generally billed monthly, quarterly, or annually; revenues billed in advance are deferred and recognized ratably over the contract period. The following table presents information services revenue by timing of recognition for the three and nine months ended September 30, 2018 and 2017:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(In thousands)
Information services revenue by timing of recognition
Services transferred over time	$7,029	$6,267	$20,652	$18,599
Services transferred at a point in time	145	64	518	414
Total information services revenues	$7,174	$6,331	$21,170	$19,013

Post-trade services – Post-trade services revenue is generated from regulatory transaction reporting, trade publication and trade matching services. Customers are generally billed monthly in arrears and revenue is recognized in the period transactions are processed. Revenues billed in advance are deferred and recognized ratably over the contract period. The Company also generates one-time implementation fees for onboarding clients which are invoiced and recognized in the period the implementation is completed. The following table presents post-trade services revenue by timing of recognition for the three and nine months ended September 30, 2018 and 2017:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(In thousands)
Post-trade services revenue by timing of recognition
Services transferred over time	$3,463	$2,366	$11,370	$7,285
Services transferred at a point in time	12	312	301	338
Total post-trade services revenues	$3,475	$2,678	$11,671	$7,623

Other revenues – Other revenues primarily includes revenue from telecommunications line charges to broker-dealer clients.

Contract liabilities consist of deferred revenues that the Company records when cash payments are received or due in advance of services to be performed. The revenue recognized from contract liabilities and the remaining balance is shown below:

	December 31, 2017	Payments received in advance of services to be performed	Revenue recognized for services performed during the period	Foreign Currency Translation	September 30, 2018
	(In thousands)
Information services	$1,763	$5,724	$(5,088)	$—	$2,399
Post-trade services	897	9,296	(8,775)	(32)	1,386
Total deferred revenue	$2,660	$15,020	$(13,863)	$(32)	$3,785

The majority of the Company’s contracts are short-term in nature with durations of less than one-year. For contracts extending beyond one year, the aggregate amount of the transaction price allocated to remaining performance obligations was $8.8 million as of September 30, 2018. The Company expects to recognize revenue associated with the remaining performance obligations over the next 19 months.

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

Reclassifications

Certain reclassifications have been made to the prior period’s Consolidated Financial Statements in order to conform to the current year presentation. The Company reclassified certain revenue line items on the Consolidated Statements of Operations to separately reflect information service revenues and post-trade service revenues. The Company also revised the format of the Consolidated Statements of Operations to separately present non-operating activities. Such activities include investment income, unrealized and realized gains (losses) on trading securities, foreign exchange gains (losses), investment advisory fees and other miscellaneous non-operating activities. Accordingly, the Company reclassified these amounts from the various revenue and expense line items to Other income (expense). The reclassifications had no effect on previously reported income before income taxes or net income.

3. Net Capital Requirements

Certain U.S. subsidiaries of the Company are registered as a broker-dealer or swap execution facility and therefore are subject to the applicable rules and regulations of the SEC and the Commodity Futures Trading Commission (“CFTC”). These rules contain minimum net capital requirements, as defined in the applicable regulations, and also may require a significant part of the registrants’ assets be kept in relatively liquid form. Certain of the Company’s foreign subsidiaries are regulated by the Financial Conduct Authority in the U.K. or other foreign regulators and must maintain financial resources, as defined in the applicable regulations, in excess of the applicable financial resources requirement. As of September 30, 2018, each of the Company’s subsidiaries that are subject to these regulations had net capital or financial resources in excess of their minimum requirements. As of September 30, 2018, the Company’s subsidiaries maintained aggregate net capital and financial resources that was $170.6 million in excess of the required levels of $14.8 million.

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

	Level 1	Level 2	Level 3	Total
	(In thousands)
September 30, 2018
Money market funds	$112,829	$—	$—	$112,829
Securities available-for-sale
Corporate debt	—	148,236	—	148,236
Trading securities
Corporate debt	—	83,381	—	83,381
Mutual funds held in rabbi trust	—	4,484	—	4,484
Foreign currency forward position	—	1,469	—	1,469
Total	$112,829	$237,570	$—	$350,399

December 31, 2017
Money market funds	$88,562	$—	$—	$88,562
Securities available-for-sale
Corporate debt	—	145,052	—	145,052
Trading securities
Corporate debt	—	91,302	—	91,302
Mutual funds held in rabbi trust	—	3,167	—	3,167
Foreign currency forward position	—	(702)	—	(702)
Total	$88,562	$238,819	$—	$327,381

Securities classified within Level 2 were valued using a market approach utilizing prices and other relevant information generated by market transactions involving comparable assets. The foreign currency forward contracts are classified within Level 2 as the valuation inputs are based on quoted market prices. The mutual funds held in a rabbi trust represent investments associated with the deferred cash incentive plan (see Note 13). There were no financial assets classified within Level 3 during the nine months ended September 30, 2018 and 2017.

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

	As of
	September 30, 2018	December 31, 2017
	(In thousands)
Notional value	$100,797	$84,422
Fair value of notional	99,328	85,124
Fair value of the asset (liability)	$1,469	$(702)

The following is a summary of the Company’s investments:

	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
	(In thousands)
As of September 30, 2018
Securities available-for-sale
Corporate debt	$148,981	$14	$(759)	$148,236

Trading securities
Corporate debt	83,891	10	(520)	83,381
Mutual funds held in rabbi trust	4,347	—	137	4,484
Total trading securities	88,238	10	(383)	87,865

Total investments	$237,219	$24	$(1,142)	$236,101

December 31, 2017
Securities available-for-sale
Corporate debt	$145,526	$9	$(483)	$145,052

Trading securities
Corporate debt	91,578	30	(306)	91,302
Mutual funds held in rabbi trust	2,729	438	—	3,167
Total trading securities	94,307	468	(306)	94,469

Total investments	$239,833	$477	$(789)	$239,521

The following table summarizes the fair value of the investments based upon the contractual maturities:

	As of
	September 30, 2018	December 31, 2017
	(In thousands)
Less than one year	$140,544	$130,738
Due in 1 - 5 years	95,557	108,783
Total	$236,101	$239,521

Proceeds from the sales and maturities of investments during the nine months ended September 30, 2018 and 2017 were $308.3 million and $170.1 million, respectively.

The following table provides fair values and unrealized losses on investments and by the aging of the securities’ continuous unrealized loss position as of September 30, 2018 and December 31, 2017:

	Less than Twelve Months		Twelve Months or More		Total
	Estimated fair value	Gross unrealized losses	Estimated fair value	Gross unrealized losses	Estimated fair value	Gross unrealized losses
	(In thousands)
As of September 30, 2018
Corporate debt	$119,485	$(716)	$60,425	$(563)	$179,910	$(1,279)

As of December 31, 2017
Corporate debt	$177,114	$(536)	$26,476	$(253)	$203,590	$(789)

5. Goodwill and Intangible Assets

Goodwill and intangible assets with indefinite lives was $59.7 million as of both September 30, 2018 and December 31, 2017. Intangible assets that are subject to amortization, including the related accumulated amortization, are comprised of the following:

	September 30, 2018			December 31, 2017
	Cost	Accumulated amortization	Net carrying amount	Cost	Accumulated amortization	Net carrying amount
	(In thousands)
Technology	$5,770	$(5,770)	$—	$5,770	$(5,770)	$—
Customer relationships	5,639	(2,580)	3,059	5,647	(2,301)	3,346
Non-competition agreements	380	(380)	—	380	(380)	—
Tradenames	370	(370)	—	370	(370)	—
Total	$12,159	$(9,100)	$3,059	$12,167	$(8,821)	$3,346

Amortization expense associated with identifiable intangible assets was $0.3 million for each of the nine months ended September 30, 2018 and 2017, respectively. Estimated total amortization expense is $0.4 million for each year from 2018 through 2022.

6. Income Taxes

The provision for income taxes consists of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Current:
Federal	$6,358	$11,331	$23,119	$28,676
State and local	1,619	1,651	5,616	4,579
Foreign	2,502	1,191	6,036	4,234
Total current provision	10,479	14,173	34,771	37,489
Deferred:
Federal	(663)	(930)	(321)	130
State and local	(136)	(158)	(107)	(64)
Foreign	(477)	2	656	226
Total deferred provision	(1,276)	(1,086)	228	292
Provision for income taxes	$9,203	$13,087	$34,999	$37,781

The Company recognized excess tax benefits on share-based payments of $1.7 million and $3.8 million through the provision for income taxes, for the three months ended September 30, 2018 and 2017, respectively, and $3.7 million and $14.8 million for the nine months ended September 30, 2018 and 2017, respectively.

On December 22, 2017, the Tax Act was enacted into law. The Tax Act significantly revised the U.S. corporate income tax regime by, among other things, lowering the U.S. federal corporate income tax rate from 35% to 21%, implementing a territorial tax system and imposing a repatriation tax on deemed earnings of foreign subsidiaries. The Company has made a reasonable estimate of the impact of the Tax Act and recorded a provisional tax charge in 2017 of $11.7 million, composed of $6.7 million to re-measure U.S. deferred tax assets and $5.0 million for the repatriation tax on accumulated undistributed foreign earnings. During the three months ended September 30, 2018, the Company reduced the provisional tax charge by $0.4 million as a result of new regulatory guidance and changes in interpretations and assumptions made by the Company. The final impact of the Tax Act may differ materially from the revised provisional tax charge as a result of, among other things, changes in interpretations and assumptions the Company has made, guidance that may be issued by the U.S. Department of the Treasury and actions the Company may take as a result of the Tax Act.

The Company or one of its subsidiaries files U.S. federal, state and foreign income tax returns. Income tax returns for U.S. Federal (through 2013), New York City (through 2003) and state (through 2009) and Connecticut state (through 2003) have been audited. An examination of the Company’s New York State income tax returns for 2010 through 2015 is currently underway. The Company cannot estimate when the examination will conclude or the impact such examination will have on the Company’s Consolidated Financial Statements, if any.

Pursuant to the Tax Act, all previously undistributed foreign earnings have now been subject to U.S. tax. Notwithstanding the U.S. taxation of these amounts, the Company considers its undistributed foreign earnings to be indefinitely reinvested outside of the U.S. and does not expect to incur any significant additional taxes related to such amounts.

7. Stock-Based Compensation Plans

Stock-based compensation expense for the three and nine months ended September 30, 2018 and 2017 was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(In thousands)
Employees	$3,654	$3,280	$10,739	$10,273
Non-employee directors	296	241	812	716
Total stock-based compensation	$3,950	$3,521	$11,551	$10,989

The Company records stock-based compensation expense for employees in employee compensation and benefits and for non-employee directors in general and administrative expenses in the Consolidated Statements of Operations.

During the nine months ended September 30, 2018, the Company granted to employees a total of 53,261 shares of restricted stock or restricted stock units, 19,693 options to purchase shares of common stock and performance-based shares with an expected pay-out at target of 10,479 shares of common stock. The fair value of the restricted stock and performance-based share awards was based on a weighted-average fair value per share at the grant date of $201.49 and $202.04, respectively. Based on the Black-Scholes option pricing model, the weighted-average fair value for each option granted was $56.11 per share.

As of September 30, 2018, the total unrecognized compensation cost related to all non-vested awards was $24.2 million. That cost is expected to be recognized over a weighted-average period of 1.6 years.

8. Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per common share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(In thousands, except per share amounts)
Basic weighted average shares outstanding	36,951	36,865	36,952	36,856
Dilutive effect of stock options and restricted stock	877	1,154	907	1,213
Diluted weighted average shares outstanding	37,828	38,019	37,859	38,069

Stock options and restricted stock totaling 28,760 shares and 10,729 shares for the three months ended September 30, 2018 and 2017, respectively, and 42,159 shares and 40,485 shares for the nine months ended September 30, 2018 and 2017, respectively, were excluded from the computation of diluted earnings per share because their effect would have been antidilutive. The computation of diluted shares can vary among periods due, in part, to the change in the average price of the Company’s common stock.

9. Credit Agreement

In October 2015, the Company entered into a two-year amended and restated credit agreement (the “Credit Agreement”) that provided for revolving loans and letters of credit up to an aggregate of $100.0 million. The Company amended the Credit Agreement in October 2017 and extended the maturity date to October 2018. The amended Credit Agreement also provided for two additional one-year extension options and modified certain borrowing terms and covenants. In October 2018, the Company exercised its first option to extend the maturity date to October 2019. Subject to satisfaction of certain specified conditions, the Company is permitted to upsize the borrowing capacity under the Credit Agreement by an additional $50.0 million. As of September 30, 2018, the Company had $1.7 million in letters of credit outstanding and $98.3 million in available borrowing capacity under the Credit Agreement.

Borrowings under the Credit Agreement will bear interest at a rate per annum equal to the base rate or adjusted LIBOR plus an applicable margin that varies with the Company’s consolidated total leverage ratio. The Credit Agreement requires that the Company satisfies certain covenants, which includes leverage ratios and minimum earnings before interest, tax, depreciation and amortization (“EBITDA”) requirements. The Company was in compliance with all applicable covenants at September 30, 2018 and December 31, 2017.

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

10. Commitments and Contingencies

Lease Commitments

The Company leases office space under non-cancelable lease agreements expiring at various dates through 2033. Office space leases are subject to escalation based on certain costs incurred by the landlord. Minimum rental commitments as of September 30, 2018 under such operating leases were as follows (in thousands):

Remainder of 2018	$1,198
2019	9,610
2020	10,725
2021	10,126
2022	9,089
2023 and thereafter	99,008
$139,756

Rental expense was $9.6 million and $4.1 million for the nine months ended September 30, 2018 and 2017, respectively, and is included in occupancy expense in the Consolidated Statements of Operations. Rental expense has been recorded based on the total minimum lease payments after giving effect to rent abatement and concessions, which are being amortized on a straight-line basis over the life of the lease. The Company is contingently obligated for standby letters of credit amounting to $1.7 million that were issued to landlords for office space.

During 2016, the Company entered into a fifteen-year lease agreement for its new global headquarters in New York City. The Company expects to relocate its headquarters to approximately 83,000 square feet of newly built office space at 55 Hudson Yards upon the building’s completion in December 2018. Rent expense recognition commenced upon acceptance of the premises in January 2018.

The Company has assigned a lease agreement on a leased property to a third party and is contingently liable should the assignee default on future lease obligations through the November 2020 lease termination date. The aggregate amount of the future lease obligation under this arrangement is approximately $0.6 million as of September 30, 2018.

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

Other

The Company, through two regulated subsidiaries, executes certain bond transactions between and among institutional investor and broker-dealer clients on a matched principal basis by serving as counterparty to both the buyer and the seller in trades which settle through third-party clearing brokers. Settlement typically occurs within one to two trading days after the trade date. Cash settlement of the transaction occurs upon receipt or delivery of the underlying instrument that was traded. Under securities clearing agreements with third party clearing brokers, the Company maintains collateral deposits with each clearing broker in the form of cash. The amount of the collateral deposits included in prepaid expenses and other assets in the Consolidated Statements of Financial Condition was $1.2 million as of both September 30, 2018 and 2017. The Company is exposed to credit risk in the event a counterparty does not fulfill its obligation to complete a transaction or if there is a miscommunication or other error in executing a matched principal transaction. Pursuant to the terms of the securities clearing agreements, each third-party clearing broker has the right to charge the Company for any losses they suffer resulting from a counterparty’s failure on any of the Company’s trades. The Company did not record any liabilities or losses with regard to this right for the nine months ended September 30, 2018 and 2017.

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

11. Share Repurchase Program

In September 2017, the Board of Directors authorized a new fifteen-month share repurchase program for up to $100.0 million commencing in October 2017. For the nine months ended September 30, 2018, the Company repurchased 93,900 shares of common stock at a cost of $19.0 million. Shares repurchased under the program will be held in treasury for future use.

12. Segment and Geographic Information

The Company operates an electronic platform for the trading of fixed-income securities and provides related data, analytics, compliance tools and post-trade services. The Company considers its operations to constitute a single business segment because of the highly integrated nature of these product and services, the financial markets in which the Company competes and the Company’s worldwide business activities. The Company believes that results by geographic region or client sector are not necessarily meaningful in understanding its business.

For the nine months ended September 30, 2018 and 2017, the U.K. was the only individual foreign country in which the Company had a subsidiary that accounted for 10% or more of the total revenues or total long-lived assets of the Company. Revenues and long-lived assets are attributed to a geographic area based on the location of the particular subsidiary. Long-lived assets are defined as furniture, equipment, leasehold improvements and capitalized software. Information regarding revenue for the three and nine months ended September 30, 2018 and 2017 and long-lived assets as of September 30, 2018 and December 31, 2017 was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(In thousands)
Revenues
United States	$85,110	$80,999	$271,833	$249,538
United Kingdom	15,882	14,210	49,828	44,181
Other	451	375	1,460	1,143
Total	$101,443	$95,584	$323,121	$294,862

	As of
	September 30, 2018	December 31, 2017
	(In thousands)
Long-lived assets, as defined
United States	$45,734	$27,990
United Kingdom	8,564	10,532
Other	22	26
Total	$54,320	$38,548

13. Retirement and Deferred Compensation Plans

The Company offers a non-qualified deferred cash incentive plan to certain officers and other employees. Under the plan, eligible employees may defer up to 100% of their annual cash incentive pay. The Company has elected to fund its deferred compensation obligations through a rabbi trust. The rabbi trust is subject to creditor claims in the event of insolvency but such assets are not available for general corporate purposes. Assets held in the rabbi trust are invested in mutual funds, as selected by the participants, which are designated as trading securities and carried at fair value. As of September 30, 2018 and 2017, the fair value of the mutual fund investments and deferred compensation obligations were $4.5 million and $3.1 million, respectively. Changes in the fair value of securities held in the rabbi trust and offsetting increases or decreases in the deferred compensation obligation are recognized in other, net in the Company’s Consolidated Statements of Operations. For the nine months ended September 30, 2018 and 2017, the trading gains or losses and changes in deferred compensation liability and expense were $0.1 million and $0.3 million, respectively.

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

Critical Factors Affecting Our Industry and Our Company

Economic, Political and Market Factors

The global fixed-income securities industry is risky and volatile and is directly affected by a number of economic, political and market factors that may result in declining trading volume. These factors could have a material adverse effect on our business, financial condition and results of operations. These factors include, among others, credit market conditions, the current interest rate environment, including the volatility of interest rates and investors’ forecasts of future interest rates, economic and political conditions in the United States, Europe and elsewhere, and the consolidation or contraction of our broker-dealer and institutional investor clients.

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

Various rules promulgated since the financial crisis have adversely affected our bank-affiliated broker-dealer clients’ ability to make markets in a variety of fixed-income securities, which could negatively impact the level of liquidity and pricing available on our trading platform. For example, while the Volcker Rule does not apply directly to us, the Volcker Rule bans proprietary trading by banks and their affiliates. In addition, enhanced leverage ratios applicable to large banking organizations in the U.S. and Europe require such organizations to strengthen their balance sheets and may limit their ability or willingness to make markets on our trading platform.

Since the presidential election in November 2016, however, the U.S. has pursued a path of financial deregulation and has rolled back certain provisions of the Dodd-Frank Act. There has also been a growing focus on U.S. capital markets regulations as the U.S. Department of the Treasury issued a report with recommendations to improve corporate bond liquidity and the regulations that implement the Volcker Rule. In 2017, the SEC established a Fixed Income Market Structure Advisory Committee in order to provide the SEC with diverse perspectives on the structure and operations of the U.S. fixed income markets, as well as advice and recommendations on matters related to fixed income market structure.

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

Expenses may grow in the future, notably in employee compensation and benefits, primarily due to investment in new products and geographic expansion. Occupancy expense has also increased during the nine months ended September 30, 2018 as a result of the new office space for our global headquarters in New York City. See Item 2 of the Annual Report on Form 10-K, as amended, for the year ended December 31, 2017 for a discussion of our properties.

Other Income (Expense)

Investment Income. Investment income consists of income earned on our investments.

Other, Net. Other, net consists of realized and unrealized gains or losses on trading security investments, foreign currency transaction gains (losses), investment advisory fees and other miscellaneous revenues and expenses.

Critical Accounting Policies and Estimates

This Management’s Discussion and Analysis of Financial Condition and Results of Operations discusses our Consolidated Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the United States, also referred to as U.S. GAAP. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the reported amounts of income and expenses during the reporting periods. We base our estimates and judgments on historical experience and on various other factors that we believe are reasonable under the circumstances. Actual results may differ from these estimates under varying assumptions or conditions. Note 2 of the Notes to our Consolidated Financial Statements includes a summary of the significant accounting policies and methods used in the preparation of our Consolidated Financial Statements. Effective January 1, 2018, we adopted Revenue from Contracts with Customers ASU 2014-09 using the modified retrospective approach, which did not have a material impact on our Consolidated Financial Statements. There were no other significant changes to our critical accounting policies and estimates during the nine months ended September 30, 2018, as compared to those we disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K, as amended, for the year ended December 31, 2017.

Recent Accounting Pronouncements

See Note 2 to the Consolidated Financial Statements for a discussion on recent accounting pronouncements.

Segment Results

We operate an electronic platform for the trading of fixed-income securities and provide related data, analytics, compliance tools and post-trade services. We consider our operations to constitute a single business segment because of the highly integrated nature of these product and services, the financial markets in which we compete and our worldwide business activities. We believe that results by geographic region or client sector are not necessarily meaningful in understanding our business. See Note 12 to the Consolidated Financial Statements for certain geographic information about our business required by U.S. GAAP.

Results of Operations

Three Months Ended September 30, 2018 Compared to Three Months Ended September 30, 2017

Overview

Total revenues increased by $5.8 million or 6.1% to $101.4 million for the three months ended September 30, 2018, from $95.6 million for the three months ended September 30, 2017. This increase in total revenues was primarily due to higher commissions of $4.2 million, information services of $0.8 million and post-trade services revenues of $0.8 million.

Total expenses increased by $6.1 million or 12.4% to $55.0 million for the three months ended September 30, 2018, from $48.9 million for the three months ended September 30, 2017. This increase was primarily due to higher occupancy costs of $1.7 million, depreciation and amortization of $1.6 million, marketing and advertising costs of $0.9 million, technology and communication costs of $0.8 million and employee compensation and benefits of $0.8 million.

Total other income increased by $0.8 million to $1.4 million for the three months ended September 30, 2018, from $0.6 million for the three months ended September 30, 2017. This increase was primarily due to an increase in investment income of $0.7 million.

Income before taxes increased by $0.6 million or 1.2% to $47.8 million for the three months ended September 30, 2018, from $47.2 million for the three months ended September 30, 2017. Net income increased by $4.5 million or 13.1% to $38.6 million for the three months ended September 30, 2018, from $34.1 million for the three months ended September 30, 2017.

Revenues

Our revenues for the three months ended September 30, 2018 and 2017, and the resulting dollar and percentage changes, were as follows:

	Three Months Ended September 30,
	2018		2017
	($ in thousands)
	$	% of Revenues	$	% of Revenues	$ Change	% Change
Commissions	$90,513	89.2%	$86,270	90.3%	$4,243	4.9%
Information services	7,174	7.1	6,331	6.6	843	13.3
Post-trade services	3,475	3.4	2,678	2.8	797	29.8
Other	281	0.3	305	0.3	(24)	(7.9)
Total revenues	$101,443	100.0%	$95,584	100.0%	$5,859	6.1%

Commissions. Our commission revenues for the three months ended September 30, 2018 and 2017, and the resulting dollar and percentage changes, were as follows:

	Three Months Ended September 30,
	2018	2017	$ Change	% Change
	($ in thousands)
Variable transaction fees
U.S. high-grade	$32,385	$34,020	$(1,635)	(4.8)%
Other credit	33,088	31,381	1,707	5.4
Liquid products	482	546	(64)	(11.7)
Total variable transaction fees	65,955	65,947	8	0.0
Distribution fees
U.S. high-grade	18,032	16,305	1,727	10.6
Other credit	6,385	3,842	2,543	66.2
Liquid products	141	176	(35)	(19.9)
Total distribution fees	24,558	20,323	4,235	20.8
Total commissions	$90,513	$86,270	$4,243	4.9%

Variable Transaction Fees

The following table shows the extent to which the increase in variable transaction fees for the three months ended September 30, 2018 was attributable to changes in transaction volumes and variable transaction fees per million:

	Change from the Three Months Ended September 30, 2017
	U.S. High-Grade	Other Credit	Liquid Products	Total
	($ in thousands)
Volume increase	$879	$7,797	$14	$8,690
Variable transaction fee per million decrease	(2,514)	(6,090)	(78)	(8,682)
Total (decrease) increase in variable commissions	$(1,635)	$1,707	$(64)	$8

Our trading volumes for the three months ended September 30, 2018 and 2017 were as follows:

	Three Months Ended September 30,
	2018	2017	$ Change	% Change
	($ in millions)
Trading Volume Data
U.S. high-grade - fixed rate	$191,950	$192,092	$(142)	(0.1)%
U.S. high-grade - floating rate	14,066	8,734	5,332	61.0
Total U.S. high grade	206,016	200,826	5,190	2.6
Other credit	166,990	133,757	33,233	24.8
Liquid products	12,505	12,189	316	2.6
Total	$385,511	$346,772	$38,739	11.2%

Number of U.S. Trading Days	63	63
Number of U.K. Trading Days	64	64

For volume reporting purposes, transactions in foreign currencies are converted to U.S. dollars at average monthly rates. The 2.6% increase in our U.S. high-grade volume was principally due to an increase in estimated market share as reported by Financial Industry Regulatory Authority (“FINRA”) Trade Reporting and Compliance Engine (“TRACE”). Our estimated market share of total U.S. high-grade corporate bond volume increased to 17.5% for the three months ended September 30, 2018 from 17.2% for the three months ended September 30, 2017.

Other credit volumes increased by 24.8% for the three months ended September 30, 2018 compared to the three months ended September 30, 2017, primarily due to increases of 28.4% in Eurobond volume, 27.4% in high-yield bond volume and 22.0% in emerging markets bond volume. Liquid products volume (excluding credit derivatives) increased by 2.6% for the three months ended September 30, 2018 compared to the three months ended September 30, 2017, due mainly to an increase in our estimated market share in U.S. agency bond market volume as reported by TRACE.

Our average variable transaction fee per million for the three months ended September 30, 2018 and 2017 was as follows:

	Three Months Ended September 30,
	2018	2017
Average Variable Transaction fee per million
U.S. high-grade - fixed rate	$162	$174
U.S. high-grade - floating rate	91	67
Total U.S. high-grade	157	169
Other credit	198	235
Liquid products	39	45
Total	171	190

Total U.S. high-grade average variable transaction fee per million decreased to $157 per million for the three months ended September 30, 2018 from $169 per million for the three months ended September 30, 2017, mainly due to a decrease in the duration of bonds traded and the migration of certain of our broker-dealer clients from an all-variable fee plan to a plan that incorporates a monthly distribution fee. Other credit average variable transaction fee per million decreased to $198 per million for the three months ended September 30, 2018 from $235 million for the three months ended September 30, 2017, mainly due to a decrease in high-yield average variable fee per million as a result of the change in the structure of our high-yield fee plan options implemented in August 2017, Eurobond fee schedule reductions implemented effective January 1, 2018 and a larger percentage of trading volume in emerging market bonds that command lower fees per million.

Distribution Fees

U.S. high-grade distribution fees increased $1.7 million principally due to the migration of certain of our broker-dealer clients from an all-variable fee plan to a plan that incorporates a monthly distribution fee. The $2.5 million increase in Other credit distribution fees principally relates to distribution fees under the high-yield fee plan structure implemented in August 2017 and a $0.8 million increase in unused monthly fee commitments.

Information Services. Information services revenue increased $0.8 million for the three months ended September 30, 2018 principally due to new data contracts.

Post-Trade Services. Post-trade services revenue increased $0.8 million for the three months ended September 30, 2018 principally due to an increase of $0.9 million in trade publication services revenue and $0.2 million in regulatory transaction reporting services revenue, offset by a decrease of $0.3 million related to MiFID II implementation services. Our transaction reporting business processed 218 million transactions for the three months ended September 30, 2018 compared to 247 million for the three months ended September 30, 2017. Revenue from new customers and services and changes in pricing plans more than offset the decline in revenue related to the decreased number of reported transactions.

Other. Other revenue was $0.3 million for each of the three months ended September 30, 2018 and 2017, respectively.

Expenses

Our expenses for the three months ended September 30, 2018 and 2017, and the resulting dollar and percentage changes, were as follows:

	Three Months Ended September 30,
	2018		2017
	($ in thousands)
	$	% of Revenues	$	% of Revenues	$ Change	% Change
Expenses
Employee compensation and benefits	$26,282	25.9%	$25,485	26.7%	$797	3.1%
Depreciation and amortization	6,173	6.1	4,583	4.8	1,590	34.7
Technology and communications	5,879	5.8	5,035	5.3	844	16.8
Professional and consulting fees	5,685	5.6	5,547	5.8	138	2.5
Occupancy	3,528	3.5	1,795	1.9	1,733	96.5
Marketing and advertising	2,980	2.9	2,089	2.2	891	42.7
Clearing costs	1,760	1.7	1,476	1.5	284	19.2
General and administrative	2,744	2.7	2,939	3.1	(195)	(6.6)
Total expenses	$55,031	54.2%	$48,949	51.3%	$6,082	12.4%

Employee Compensation and Benefits. Employee compensation and benefits increased by $0.8 million, primarily due to an increase in salaries, taxes and benefits of $0.7 million, principally as a result of higher employee headcount.

Depreciation and Amortization. Depreciation and amortization increased by $1.6 million primarily due to higher amortization of software development costs of $0.5 million, depreciation of software licenses of $0.5 million and production hardware of $0.4 million. For the three months ended September 30, 2018 and 2017, $7.8 million and $1.5 million, respectively, of equipment purchases and leasehold improvements and $2.6 million and $3.4 million, respectively, of software development costs were capitalized. For the three months ended September 30, 2018 we incurred capital expenditures of $4.2 million related to the build-out of our new headquarters in New York City.

Technology and Communications. Technology and communications expenses increased by $0.8 million primarily due to higher market data costs of $0.5 million, software subscription costs of $0.1 million and technology maintenance and support costs of $0.1 million.

Professional and Consulting Fees. Professional and consulting fees increased by $0.1 million primarily due to higher recruiting fees.

Occupancy. Occupancy increased by $1.7 million primarily due to duplicate rent expense of $1.9 million during the build-out phase of our new headquarters in New York City offset by a reduction in non-recurring lease expense of $0.3 million. We expect to relocate to the new premises in December 2018.

Marketing and Advertising. Marketing and advertising expenses increased by $0.9 million primarily due to higher advertising costs of $0.7 million.

Clearing Costs. Clearing costs increased by $0.3 million primarily due to higher Open Trading™ volume. Third-party clearing costs as a percentage of matched principal trading revenue decreased from 13.1% to 10.8% as a result of volume-based rebates.

General and Administrative. General and administrative expenses decreased by $0.2 million for the three months ended September 30, 2018.

Other Income (Expense)

Our other income for the three months ended September 30, 2018 and 2017, and the resulting dollar and percentage changes, were as follows:

	Three Months Ended September 30,
	2018		2017
	($ in thousands)
	$	% of Revenues	$	% of Revenues	$ Change	% Change
Investment income	$1,635	1.6%	$964	1.0%	$671	69.6%
Other, net	(250)	(0.2)	(382)	(0.4)	132	(34.6)
Total other income	$1,385	1.4%	$582	0.6%	$803	138.0%

Investment income increased by $0.7 million primarily due to higher investment balances and an increase in interest rates in 2018.

Provision for Income Tax. On December 22, 2017, the Tax Act was enacted into law. The Tax Act significantly revised the U.S. corporate income tax regime by, among other things, lowering the U.S. federal corporate income tax rate from 35% to 21%, implementing a territorial tax system and imposing a repatriation tax on deemed earnings of foreign subsidiaries. We have made a reasonable estimate of the impact of the Tax Act and recorded a provisional tax charge in 2017 of $11.7 million, composed of $6.7 million to re-measure U.S. deferred tax assets and $5.0 million for the repatriation tax on accumulated undistributed foreign earnings. During the three months ended September 30, 2018, we reduced the provisional tax charge by $0.4 million as a result of new regulatory guidance and changes in interpretations and assumptions made by us. The final impact of the Tax Act may differ materially from the revised provisional tax charge as a result of, among other things, changes in interpretations and assumptions we have made, guidance that may be issued by the U.S. Department of the Treasury and actions we may take as a result of the Tax Act.

Our consolidated effective tax rate for the three months ended September 30, 2018 was 19.3%, compared to 27.7% for the three months ended September 30, 2017. The tax provision for the three months ended September 30, 2018 reflected a reduction in the federal corporate income tax rate and other changes associated with the Tax Act, including the $0.4 million reduction to the provisional tax charge, and $1.7 million of excess tax benefits related to share-based compensation awards that vested or were exercised during the quarter. The income tax provision for the three months ended September 30, 2017 included $3.8 million of excess tax benefits related to share-based compensation awards. Our consolidated effective tax rate can vary from period to period depending on the geographic mix of our earnings, changes in tax legislation and tax rates and the amount and timing of excess tax benefits related to share-based payments, among other factors.

Nine Months Ended September 30, 2018 Compared to Nine Months Ended September 30, 2017

Overview

Total revenues increased by $28.3 million or 9.6% to $323.1 million for the nine months ended September 30, 2018, from $294.9 million for the nine months ended September 30, 2017. This increase in total revenues was primarily due to higher commissions of $22.1 million, post-trade services revenues of $4.0 million and information services of $2.2 million. A 5.3% increase in the average foreign currency exchange rate of the British Pound Sterling compared to the U.S. dollar from the nine months ended September 30, 2017 to the nine months ended September 30, 2018 had the effect of increasing revenues by $2.1 million.

Total expenses increased by $20.4 million or 14.2% to $164.5 million for the nine months ended September 30, 2018, from $144.1 million for the nine months ended September 30, 2017. This increase was primarily due to higher occupancy costs of $5.7 million, employee compensation and benefits of $3.2 million, depreciation and amortization of $3.2 million, technology and communications expenses of $3.0 million and professional and consulting fees of $2.3 million. The change in the average foreign currency exchange rate had the effect of increasing expenses by $2.1 million for the nine months ended September 30, 2018.

Income before taxes increased by $9.6 million or 6.3% to $162.0 million for the nine months ended September 30, 2018, from $152.4 million for the nine months ended September 30, 2017. Net income increased by $12.4 million or 10.8% to $127.0 million for the nine months ended September 30, 2018, from $114.6 million for the nine months ended September 30, 2017.

Revenues

Our revenues for the nine months ended September 30, 2018 and 2017, and the resulting dollar and percentage changes, were as follows:

	Nine Months Ended September 30,
	2018		2017
	($ in thousands)
	$	% of Revenues	$	% of Revenues	$ Change	% Change
Commissions	$289,398	89.6%	$267,307	90.7%	$22,091	8.3%
Information services	21,170	6.6	19,013	6.4	2,157	11.3
Post-trade services	11,671	3.5	7,623	2.6	4,048	53.1
Other	882	0.3	919	0.3	(37)	(4.0)
Total revenues	$323,121	100.0%	$294,862	100.0%	$28,259	9.6%

Commissions. Our commission revenues for the nine months ended September 30, 2018 and 2017, and the resulting dollar and percentage changes, were as follows:

	Nine Months Ended September 30,
	2018	2017	$ Change	% Change
	($ in thousands)
Variable transaction fees
U.S. high-grade	$107,553	$102,411	$5,142	5.0%
Other credit	108,280	110,221	(1,941)	(1.8)
Liquid products	1,553	1,746	(193)	(11.1)
Total variable transaction fees	217,386	214,378	3,008	1.4
Distribution fees
U.S. high-grade	53,520	47,985	5,535	11.5
Other credit	17,967	4,506	13,461	298.7
Liquid products	525	438	87	19.9
Total distribution fees	72,012	52,929	19,083	36.1
Total commissions	$289,398	$267,307	$22,091	8.3%

Variable Transaction Fees

The following table shows the extent to which the increase in variable transaction fees for the nine months ended September 30, 2018 was attributable to changes in transaction volumes and variable transaction fees per million:

	Change from the Nine Months Ended September 30, 2017
	U.S. High-Grade	Other Credit	Liquid Products	Total
	($ in thousands)
Volume increase (decrease)	$10,460	$26,812	$(73)	$37,199
Variable transaction fee per million decrease	(5,318)	(28,753)	(120)	(34,191)
Total increase (decrease) in variable commissions	$5,142	$(1,941)	$(193)	$3,008

Our trading volumes for the nine months ended September 30, 2018 and 2017 were as follows:

	Nine Months Ended September 30,
	2018	2017	$ Change	% Change
	($ in millions)
Trading Volume Data
U.S. high-grade - fixed rate	$643,781	$599,783	$43,998	7.3%
U.S. high-grade - floating rate	43,739	24,024	19,715	82.1
Total U.S. high grade	687,520	623,807	63,713	10.2
Other credit	544,614	438,055	106,559	24.3
Liquid products	39,134	40,840	(1,706)	(4.2)
Total	$1,271,268	$1,102,702	$168,566	15.3%

Number of U.S. Trading Days	188	188
Number of U.K. Trading Days	189	189

For volume reporting purposes, transactions in foreign currencies are converted to U.S. dollars at average monthly rates. The 10.2% increase in our U.S. high-grade volume was principally due to an increase in our estimated market share of total U.S. high-grade corporate bond volume as reported by TRACE to 17.6% for the nine months ended September 30, 2018 from 16.7% for the nine months ended September 30, 2017, coupled with a 4.0% increase in overall market volume as measured by TRACE.

Other credit volumes increased by 24.3% for the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017, primarily due to increases of 27.6% in emerging markets bond volume, 26.0% in Eurobond volume and 15.3% in high-yield bond volume. Liquid products volume (excluding credit derivatives) decreased by 4.2% for the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017, due mainly to a 10.0% decrease in U.S. agency bond market volume as reported by TRACE.

Our average variable transaction fee per million for the nine months ended September 30, 2018 and 2017 was as follows:

	Nine Months Ended September 30,
	2018	2017
Average Variable Transaction fee per million
U.S. high-grade - fixed rate	$161	$168
U.S. high-grade - floating rate	94	62
Total U.S. high-grade	156	164
Other credit	199	252
Liquid products	40	43
Total	171	194

Total U.S. high-grade average variable transaction fee per million decreased to $156 per million for the nine months ended September 30, 2018 from $164 per million for the nine months ended September 30, 2017, mainly due to an increase in number of larger sized trades and the migration of certain of our broker-dealer clients from an all-variable fee plan to a plan that incorporates a monthly distribution fee. Other credit average variable transaction fee per million decreased to $199 per million for the nine months ended September 30, 2018 from $252 million for the nine months ended September 30, 2017, mainly due to a decrease in high-yield average variable fee per million as a result of the change in the structure of our high-yield fee plan options implemented in August 2017, Eurobond fee schedule reductions implemented effective January 1, 2018 and a larger percentage of trading volume in emerging market bonds that command lower fees per million.

Distribution Fees

U.S. high-grade distribution fees increased $5.5 million principally due to the migration of certain of our broker-dealer clients from an all-variable fee plan to a plan that incorporates a monthly distribution fee. The $13.5 million increase in Other credit distribution fees principally relates to a $11.6 million increase in distribution fees under the high-yield fee plan structure implemented in August 2017 and a $1.9 million increase in unused monthly fee commitments.

Information Services. Information services revenue increased by $2.2 million for the nine months ended September 30, 2018 from the nine months ended September 30 2017. The increase is attributable to revenue from new data contracts of $1.7 million and the positive impact of foreign exchange of $0.5 million.

Post-Trade Services. Post-trade services revenue increased by $4.0 million for the nine months ended September 30, 2018 from the nine months ended September 30, 2017 primarily due to higher trade publication services revenue of $2.8 million, regulatory transaction reporting services revenue of $0.7 million and the positive impact of foreign exchange of $0.6 million. Our transaction reporting business processed 651 million transactions for the nine months ended September 30, 2018 compared to 770 million for the nine months ended September 30, 2017. Revenue from new customers and services and changes in pricing plans more than offset the decline in revenue related to the decreased number of reported transactions.

Other. Other revenue was $0.9 million for each of the nine months ended September 30, 2018 and 2017, respectively.

Expenses

Our expenses for the nine months ended September 30, 2018 and 2017, and the resulting dollar and percentage changes, were as follows:

	Nine Months Ended September 30,
	2018		2017
	($ in thousands)
	$	% of Revenues	$	% of Revenues	$ Change	% Change
Expenses
Employee compensation and benefits	$81,315	25.2%	$78,088	26.5%	$3,227	4.1%
Depreciation and amortization	17,232	5.3	14,066	4.8	3,166	22.5
Technology and communications	17,451	5.4	14,442	4.9	3,009	20.8
Professional and consulting fees	16,168	5.0	13,912	4.7	2,256	16.2
Occupancy	10,332	3.2	4,621	1.6	5,711	123.6
Marketing and advertising	8,580	2.7	6,757	2.3	1,823	27.0
Clearing costs	5,497	1.7	4,320	1.5	1,177	27.2
General and administrative	7,927	2.5	7,878	2.7	49	0.6
Total expenses	$164,502	51.0%	$144,084	49.0%	$20,418	14.2%

Employee Compensation and Benefits. Employee compensation and benefits increased by $3.2 million, primarily due to an increase in salaries, taxes and benefits of $2.9 million, principally as a result of higher employee headcount.

Depreciation and Amortization. Depreciation and amortization increased by $3.2 million primarily due to higher amortization of software development of $1.5 million, depreciation of production hardware of $0.8 million and software licenses of $0.5 million. For the nine months ended September 30, 2018 and 2017, $23.8 million and $7.2 million, respectively, of equipment purchases and leasehold improvements and $9.2 million and $10.1 million, respectively, of software development costs were capitalized.  For the nine months ended September 30, 2018 we incurred capital expenditures of $13.9 million related to the build-out of our new headquarters in New York City.

Technology and Communications.  Technology and communication expenses increased by $3.0 million due to higher market data costs of $1.0 million, software subscription costs of $0.8 million and technology maintenance and support costs of $0.7 million.

Professional and Consulting Fees. Professional and consulting fees increased by $2.3 million primarily due to higher non-IT consulting fees of $1.0 million, recruiting fees of $0.7 million and technology consulting costs of $0.5 million.

Occupancy. Occupancy costs increased by $5.7 million primarily due to duplicate rent expense of $5.3 million during the build-out phase of our new headquarters in New York City and the lease of additional office space to accommodate our increased headcount.

Marketing and Advertising. Marketing and advertising expenses increased by $1.8 million primarily due to higher advertising costs of $1.6 million.

Clearing Costs.  Clearing costs increased by $1.2 million primarily due to higher Open Trading™ volume. Third-party clearing costs as a percentage of matched principal trading revenue decreased from 12.5% to 12.2% as a result of volume-based rebates.

General and Administrative. General and administrative expenses were $7.9 million for each of the nine months ended September 30, 2018 and September 30, 2017, respectively.

Other Income (Expense)

Our other income for the nine months ended September 30, 2018 and 2017, and the resulting dollar and percentage changes, were as follows:

	Nine Months Ended September 30,
	2018		2017
	($ in thousands)
	$	% of Revenues	$	% of Revenues	$ Change	% Change
Investment income	$4,186	1.3%	$2,551	0.9%	$1,635	64.1%
Other income, net	(785)	(0.2)	(932)	(0.3)	147	(15.8)
Total other income	$3,401	1.1%	$1,619	0.5%	$1,782	110.1%

 Investment income increased by $1.6 million primarily due to higher investment balances and an increase in interest rates in 2018.

Provision for Income Tax. Our consolidated effective tax rate for the nine months ended September 30, 2018 was 21.6%, compared to 24.8% for the nine months ended September 30, 2017. The tax provision for the nine months ended September 30, 2018 reflected a reduction in the federal corporate income tax rate and other changes associated with the Tax Act, including the $0.4 million reduction to the provisional tax charge, and $3.7 million of excess tax benefits related to share-based compensation awards that vested or were exercised during the period. The income tax provision for the nine months ended September 30, 2017 included $14.8 million of excess tax benefits related to share-based compensation awards. Our consolidated effective tax rate can vary from period to period depending on the geographic mix of our earnings, changes in tax legislation and tax rates and the amount and timing of excess tax benefits related to share-based payments, among other factors.

Liquidity and Capital Resources

During the past three years, we have met our funding requirements through cash on hand and internally generated funds. Cash and cash equivalents and investments totaled $446.2 million at September 30, 2018.

In October 2015, we entered into a two-year amended and restated credit agreement (the “Credit Agreement”) that increased our borrowing capacity to an aggregate of $100.0 million. In October 2017, we amended the Credit Agreement and extended the maturity date to October 2018. The amended Credit Agreement also provided for two additional one-year extension options and modified certain borrowing terms and covenants. In October 2018, we exercised our first option to extend the maturity date to October 2019. Subject to satisfaction of certain specified conditions, we are permitted to upsize the borrowing capacity under the Credit Agreement by an additional $50.0 million. As of September 30, 2018, we had $1.7 million in letters of credit outstanding and $98.3 million in available borrowing capacity under the Credit Agreement.

Our cash flows were as follows:

	Nine Months Ended September 30,
	2018	2017	$ Change	% Change
	($ in thousands)
Net cash provided by operating activities	$153,812	$121,583	$32,229	26.5%
Net cash (used in) investing activities	(36,984)	(67,907)	30,923	(45.5)
Net cash (used in) financing activities	(72,431)	(84,335)	11,904	(14.1)
Effect of exchange rate changes on cash and cash equivalents	(1,326)	1,408	(2,734)	(194.2)
Net increase (decrease) for the period	$43,071	$(29,251)	$72,322	247.2%

The $32.2 million increase in net cash provided by operating activities was primarily due to a decrease in working capital of $16.8 million, an increase in net income of $12.4 million and an increase in depreciation and amortization of $3.2 million.

The $30.9 million decrease in net cash used in investing activities was primarily due to a decrease of $46.5 million in net purchases of available-for-sale investments offset by an increase of $15.7 million in capital expenditures, which includes $13.9 million related to the build-out of our new headquarters in New York City.

The $11.9 million decrease in net cash used in financing activities was principally due to a decrease of $17.4 million in repurchases of our common stock and a decrease in withholding tax payments on restricted stock vesting and stock option exercises of $5.0 million, offset by a $10.2 million increase in the cash dividend paid on common stock.

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

The table set forth below presents a reconciliation of our cash flow from operating activities to Free Cash Flow, as defined, for the twelve months ended September 30, 2018 and 2017:

	Twelve months ended September 30,
	2018	2017
	(In thousands)
Cash flow from operating activities	$200,264	$178,190
Add: Net purchases of corporate debt trading investments	18,748	(8,678)
Less: Purchases of furniture, equipment and leasehold improvements	(28,662)	(8,876)
Less: Capitalization of software development costs	(12,548)	(13,154)
Free Cash Flow	$177,802	$147,482

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

Certain of our U.S. subsidiaries are registered as a broker-dealer or a SEF and therefore are subject to the applicable rules and regulations of the SEC and the CFTC. These rules contain minimum net capital requirements, as defined in the applicable regulations, and also may require a significant part of the registrants’ assets be kept in relatively liquid form. Certain of our foreign subsidiaries are regulated by the Financial Conduct Authority in the U.K. or other foreign regulators and must maintain financial resources, as defined in the applicable regulations, in excess of the applicable financial resources requirement. As of September 30, 2018, each of our subsidiaries that are subject to these regulations had net capital or financial resources in excess of their minimum requirements. As of September 30, 2018, our subsidiaries maintained aggregate net capital and financial resources that were $170.6 million in excess of the required levels of $14.8 million.

Each of our U.S. and foreign regulated subsidiaries are subject to local regulations which generally prohibit repayment of borrowings from our affiliates, paying cash dividends, making loans to our affiliates or otherwise entering into transactions that result in a significant reduction in regulatory net capital or financial resources without prior notification to or approval from such regulated entity’s principal regulator. As of September 30, 2018, the amount of unrestricted cash held by our non-U.S. subsidiaries was $85.4 million.

Pursuant to the Tax Act, all previously undistributed earnings have now been subject to U.S. Tax. Notwithstanding the U.S. taxation of these amounts, we consider our undistributed foreign earnings to be indefinitely reinvested outside of the U.S. and do not expect to incur any significant additional taxes related to such amounts.

We execute certain bond transactions between and among institutional investor and broker-dealer clients on a matched principal basis by serving as counterparty to both the buyer and the seller in trades which settle through third-party clearing brokers. Settlement typically occurs within one to two trading days after the trade date. Cash settlement of the transaction occurs upon receipt or delivery of the underlying instrument that was traded. Under securities clearing agreements with third party clearing brokers, we maintain collateral deposits with each clearing broker in the form of cash. The amount of the collateral deposits included in prepaid expenses and other assets in the Consolidated Statements of Financial Condition was $1.2 million as of both September 30, 2018 and 2017. We are exposed to credit risk in the event a counterparty does not fulfill its obligation to complete a transaction or if there is a miscommunication or other error in executing a matched principal transaction. Pursuant to the terms of the securities clearing agreements, each third-party clearing broker has the right to charge us for any losses they suffer resulting from a counterparty’s failure on any of our trades. We did not record any liabilities or losses with regard to this right for the nine months ended September 30, 2018 and 2017.

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

In October 2018, our Board of Directors approved a quarterly cash dividend of $0.42 per share payable on November 21, 2018 to stockholders of record as of the close of business on November 7, 2018. Any future declaration and payment of dividends will be at the sole discretion of our Board of Directors. Our Board of Directors may take into account such matters as general business conditions, our financial results, capital requirements, contractual obligations, legal, and regulatory restrictions on the payment of dividends to our stockholders or by our subsidiaries to their respective parent entities, and any such other factors as the Board of Directors may deem relevant.

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

Contractual Obligations and Commitments

As of September 30, 2018, we had the following contractual obligations and commitments:

	Payments due by period
	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 - years
	(In thousands)
Operating leases	$139,756	$7,485	$21,646	$18,187	$92,438
Foreign currency forward contract	99,328	99,328	—	—	—
	$239,084	$106,813	$21,646	$18,187	$92,438

During 2016, we entered into a fifteen-year lease agreement for our new global headquarters in New York City. We expect to vacate all of the office space we currently lease in New York City and relocate our headquarters to approximately 83,000 square feet of newly built office space at 55 Hudson Yards upon the building’s completion in December 2018. Rent expense recognition for the office space at 55 Hudson Yards commenced in January 2018 upon us accepting possession of the premises.

We enter into foreign currency forward contracts to hedge our exposure to variability in certain foreign currency cash flows resulting from the net investment in our U.K. subsidiaries. As of September 30, 2018, the notional value of the foreign currency forward contract outstanding was $99.3 million and the fair value of the asset was $1.5 million.

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

As of September 30, 2018, we had $231.6 million of investments, which were invested in corporate bonds and classified as securities available-for-sale or trading securities. Adverse movements, such as a 10% decrease in the value of these securities or a downturn or disruption in the markets for these securities, could result in a substantial loss. In addition, principal gains and losses resulting from these securities could on occasion have a disproportionate effect, positive or negative, on our financial condition and results of operations for any particular reporting period.

Interest Rate Risk

Interest rate risk represents our exposure to interest rate changes with respect to our cash, cash equivalents and investments. As of September 30, 2018, our cash and cash equivalents and investments amounted to $441.7 million. A hypothetical five basis point decrease in short-term interest rates would decrease our annual pre-tax earnings by approximately $0.2 million, assuming no change in the amount or composition of our cash and cash equivalents.

As of September 30, 2018, a hypothetical 100 basis point increase or decrease in interest rates would decrease or increase the fair value of the available-for-sale investment portfolio by approximately $1.3 million, assuming no change in the amount or composition of the investments. The hypothetical unrealized gain (loss) of $1.3 million would be recognized in accumulated other comprehensive loss on the Consolidated Statements of Financial Condition.

A similar hypothetical 100 basis point increase or decrease in interest rates would decrease or increase the fair value of the trading securities portfolio by approximately $0.7 million. The hypothetical unrealized gain (loss) of $0.7 million would be recognized in other, net in the Consolidated Statements of Operations.

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

During the twelve months ended September 30, 2018, approximately 14.3% of our revenue and 28.4% of our expenses were denominated in currencies other than the U.S. dollar, most notably the British Pound Sterling. Based on actual results over the past year, a hypothetical 10% increase or decrease in the U.S. dollar against all other currencies would have increased or decreased revenue by approximately $6.0 million and operating expenses by approximately $6.2 million.

Derivative Risk

Our limited derivative risk stems from our activities in the foreign currency forward contract market. We use this market to mitigate our U.S. dollar versus British Pound Sterling exposure that arises from the activities of our U.K. subsidiaries. As of September 30, 2018, the fair value of the notional amount of our foreign currency forward contract was $99.3 million. We do not speculate in any derivative instruments.

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

Item 4. Controls and Procedures

(a)  Evaluation of Disclosure Controls and Procedures. Our management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our “disclosure controls and procedures,” as that term is defined in Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of September 30, 2018. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective to ensure that information required to be disclosed by MarketAxess in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and to ensure that information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

(b)  Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2018 identified in connection with the evaluation thereof by our management, including the Chief Executive Officer and Chief Financial Officer, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

During the quarter ended September 30, 2018, we repurchased the following shares of common stock:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans and Programs	Dollar Value of Shares That May Yet Be Purchased Under the Plans and Programs
				(In thousands)
July 1, 2018 - July 31, 2018	10,870	$204.29	10,500	$78,839
August 1, 2018 - August 31, 2018	11,723	189.45	11,500	76,661
September 1, 2018 - September 30, 2018	11,104	185.55	9,500	74,905
	33,697	$192.95	31,500

During the three months ended September 30, 2018, we repurchased 33,697 shares of common stock. The repurchases included 2,197 shares surrendered by employees to us to satisfy the withholding tax obligations upon the vesting of restricted shares and 31,500 shares repurchased in connection with our share repurchase program.

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

**

Attached as Exhibit 101 to this Quarterly Report on Form 10-Q are the following materials, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Financial Condition as of September 30, 2018 and December 31, 2017; (ii) Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2018 and 2017; (iii) Consolidated Statements of Comprehensive Income for the Three and Nine Months Ended September 30, 2018 and 2017; (iv) Consolidated Statement of Stockholders’ Equity for the Nine Months Ended September 30, 2018; (v) Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2018 and 2017; and (vi) Notes to the Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MARKETAXESS HOLDINGS INC.

Date: October 25, 2018	By:	/s/ RICHARD M. MCVEY
Richard M. McVey
Chief Executive Officer
(principal executive officer)

Date: October 25, 2018	By:	/s/ ANTONIO L. DELISE
Antonio L. DeLise
Chief Financial Officer
(principal financial and accounting officer)