Form 10-K
period 2018-12-31
MARKETAXESS HOLDINGS INC
filed 2019-02-20
CIK 1278021

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number 001-34091

MARKETAXESS HOLDINGS INC.

(Exact name of registrant as specified in its charter)

Delaware	52-2230784
(State of incorporation)	(IRS Employer Identification No.)

55 Hudson Yards, New York, New York	10001
(Address of principal executive offices)	(Zip Code)

(212) 813-6000

(Registrant’s telephone number, including area code)

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

Title of each class:	Name of each exchange on which registered:
Common Stock, par value $0.003 per share	NASDAQ Global Select Market

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

The aggregate market value of the shares of common stock held by non-affiliates of the registrant as of June 30, 2018 (the last business day of the registrant’s most recently completed second fiscal quarter) was approximately $7.2 billion computed by reference to the last reported sale price on the NASDAQ Global Select Market on that date. For purposes of this calculation, affiliates are considered to be officers, directors and holders of 10% or more of the outstanding common stock of the registrant on that date. The registrant had 37,578,970 shares of common stock, 1,012,868 of which were held by affiliates, outstanding on that date.

As of February 15, 2019, the aggregate number of shares of the registrant’s common stock outstanding was 40,585,293.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for the 2019 Annual Meeting of Stockholders are incorporated by reference into Items 10, 11, 12, 13 and 14 of Part III of this Form 10-K.

MARKETAXESS HOLDINGS INC.

2018 FORM 10-K ANNUAL REPORT

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

Item 1. Business.

MarketAxess Holdings Inc. (the “Company” or “MarketAxess”) operates a leading electronic trading platform that enables fixed-income market participants to efficiently trade corporate bonds and other types of fixed-income instruments using our patented trading technology. Over 1,500 institutional investor and broker-dealer firms are active users of our trading platform, accessing global liquidity in U.S. high-grade corporate bonds, emerging markets and high-yield bonds, European bonds, U.S. agency bonds, municipal bonds, leveraged loans, credit default swaps and other fixed-income securities. Through our Open Trading™ protocols, we execute bond trades between and among institutional investor and broker-dealer clients in an all-to-all anonymous trading environment in which MarketAxess acts as the matched principal counterparty. We also offer a number of trading-related products and services, including: Composite+ pricing and other market data products to assist clients with trading decisions; auto-execution and other execution services for clients requiring specialized workflow solutions; connectivity solutions that facilitate straight-through processing; and technology services to optimize trading environments. Through our Trax® division, we also offer a range of pre- and post-trade services, including trade matching, trade publication, regulatory transaction reporting and market and reference data across a range of fixed-income and other products.

Our platform’s innovative technology solutions are designed to increase the number of potential trading counterparties on our electronic trading platform and create a menu of solutions to address different trade sizes and bond liquidity characteristics.  Our traditional Request-For-Quote (“RFQ”) model allows our institutional investor clients to simultaneously request competing, executable bids or offers from our broker-dealer clients and execute trades with the broker-dealer of their choice from among those that choose to respond. Our Open Trading protocols complement our RFQ model by increasing the number of potential counterparties and improving liquidity by allowing all participants to interact anonymously in an all-to-all trading environment. Clients can use our auto-execution technology with both our traditional RFQ and Open Trading protocols, thereby using rules-based execution to connect to diverse sources of liquidity while reducing trading inefficiencies and human errors. Our platform also provides our broker-dealer clients a solution that enables them to efficiently reach our institutional investor clients for the distribution and trading of bonds.

Traditionally, bond trading has been a manual process, with product and price discovery conducted over the telephone between two or more parties. This traditional process has a number of shortcomings resulting primarily from the lack of a central trading facility for fixed-income securities, which makes it difficult to match buyers and sellers for particular issues. Many market participants also use e-mail and other electronic means of communication for trading these securities. While these electronic communication methods have addressed some of the limitations associated with traditional bond trading methods, we believe that the process is still hindered by limited liquidity, limited price transparency, significant transaction costs, compliance and regulatory challenges, and difficulty in executing numerous trades at one time. Our platform’s functionality addresses many of the remaining shortcomings that result from trading bonds over the telephone or via e-mail.

Our services relating to trade execution range from providing a suite of trading protocols designed to fit the trading needs of our clients to innovative new trading technologies, such as auto-execution and the use of artificial intelligence, to assist our clients’ trading decisions. Trading protocols include single and multiple-dealer inquiries; list trading, which is the ability to request bids and offers on multiple bonds at the same time; and swap trading, which is the ability to request an offer to purchase one bond and a bid to sell another bond, in a manner such that the two trades will be executed simultaneously, with payment based on the price differential of the bonds. Auto-execution allows clients to set eligibility criteria for their orders and our system will determine whether or not to execute a trade in accordance with the pre-defined parameters. Once a trade is completed on our platform, the broker-dealer client and institutional investor client may settle the trade with the assistance of our automated post-trade messaging, which facilitates the communication of trade acknowledgment and allocation information between our institutional investor and broker-dealer clients.

We are not a party to any of the disclosed trades that occur on our platform between institutional investor clients and broker-dealer clients; rather, we serve as an intermediary between broker-dealers and institutional investors, enabling them to meet, agree on a price and then transact directly with each other. However, in connection with our Open Trading protocols, we execute bond transactions between and among institutional investor and broker-dealer clients on a matched principal basis by serving as counterparty to both the buyer and the seller in matching back-to-back trades which are then settled through a third-party clearing broker. In 2018, 22.0% of all MarketAxess platform volume was executed via Open Trading protocols, up from 15.9% in 2017.

In recent years, corporate bond debt owned by institutional investors has increased, while the available base of capital for dealer market making has declined. Partly as a result of these trends, overall secondary turnover as a percentage of corporate debt outstanding has been falling, causing all market participants to look for new electronic trading solutions to improve liquidity and turnover. We have responded with a series of Open Trading protocols designed to allow our broker-dealer and institutional investor clients to interact in an all-to-all trading environment.  During 2018, almost 1,000 participating client firms provided liquidity via our Open Trading solutions and we completed approximately 1.1 million Open Trading trades, an increase of 73.2% compared to 2017.

Our broker-dealer clients accounted for approximately 97.7% of the underwriting of newly-issued U.S. corporate bonds and approximately 83.6% of the underwriting of newly issued European corporate bonds in 2018. Although institutional investors, specialist market-making firms, proprietary trading firms and other non-traditional liquidity providers have increasingly provided liquidity on our platform through Open TradingTM, we believe these broker-dealers still represent the principal source of secondary market liquidity in the markets in which we operate. Secondary market liquidity refers to the ability of market participants to buy or sell a security quickly and in large volume subsequent to the original issuance of the security, without substantially affecting the price of the security. In addition to trading fixed-income securities by traditional means, including the telephone and e-mail, our broker-dealer clients use proprietary single-dealer systems and other trading platforms, as well as our electronic trading platform.

In 2018, our volume in U.S. high-grade corporate bonds represented approximately 18.1% of the total estimated U.S. high-grade corporate bond volume, as reported by the Financial Industry Regulatory Authority (“FINRA”) Trade Reporting and Compliance Engine (“TRACE”). TRACE facilitates the mandatory reporting of over-the-counter (“OTC”) secondary market transactions in eligible fixed-income securities in the U.S., including trading between institutional investors and broker-dealers, as well as inter-dealer and retail trading. All broker-dealers that are FINRA member firms have an obligation to report transactions in corporate bonds to TRACE under a set of rules approved by the Securities and Exchange Commission (“SEC”).

Through our Trax® brand, we provide trade matching and regulatory reporting services for European investment firms and market and reference data across a range of fixed-income products. In response to the pre-and post-trade transparency mandates from the recast Markets in Financial Instruments Directive (“MiFID II”) in Europe, Trax® has been authorized by the UK Financial Conduct Authority (“FCA”) as an Approved Publication Arrangement (“APA”) and an Approved Reporting Mechanism (“ARM”). In addition to its APA and ARM reporting services, Trax® has developed a comprehensive suite of value-add solutions for MiFID II, including pre-trade transparency services, systematic internaliser (“SI”) determination and monitoring, best execution reporting, commodity position reporting, data quality analysis and peer benchmarking.

In 2018, 89.7% of our revenues were derived from commissions for trades executed on our platform and distribution fees that are billed to our broker-dealer clients on a monthly basis. We also derive revenues from information services, post-trade services and other income. Our expenses consist of employee compensation and benefits, depreciation and amortization, technology and communication expenses, professional and consulting fees, occupancy, marketing and advertising, clearing costs and other general and administrative expenses.

Industry Background

Fixed-income securities are issued by corporations, governments and other entities, and pay a pre-set absolute or relative rate of return. As of September 30, 2018, the most recent date available, there were approximately $42.4 trillion principal amount of fixed-income securities outstanding in the U.S. market, including $9.2 trillion principal amount of U.S. corporate bonds, according to SIFMA. The estimated average daily trading volume of U.S. corporate bonds, as measured by TRACE, was $28.6 billion in 2018.  Primary dealer holdings of U.S. corporate bonds (investment-grade and high-yield) as reported by the Federal Reserve Bank of New York were $5.4 billion as of December 31, 2018.  This represents less than one day of trading volume as measured by TRACE.

Prior to regulatory reforms, such as Basel III and regulations under The Dodd–Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), dealer balance sheets were relatively elastic, so dealers were able to facilitate trading in most fixed-income products without dramatic price moves. The regulatory reforms enacted after the global financial crisis resulted in greater capital and liquidity requirements for dealers, which impacted market liquidity and diminished risk appetite by market intermediaries. The Volcker Rule, which limits proprietary trading by banks, has also had an impact on dealer inventories and the ability of dealers to act as market-makers. As a result, we believe market participants require different solutions to increase liquidity and we have responded with our Open Trading protocols, designed to increase the number of potential trading counterparties on our electronic trading platform by allowing our broker-dealer and institutional investor clients to interact in an all-to-all trading environment.

Markets for Securities Traded on our Platform

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

U.S. High-Grade Corporate Bond Market

The U.S. high-grade corporate bond market represents the largest subset of the U.S. corporate bond market. FINRA includes over 65,000 unique securities in the list of TRACE-eligible bonds, representing the majority of the daily trading volume of high-grade bonds.  According to SIFMA, U.S. high-grade corporate bond debt outstanding has increased approximately 19.6% from $7.7 trillion at year-end 2013 to $9.2 trillion at September 30, 2018. Over the last five years, high-grade corporate bond issuance was over $1 trillion each year, exceeding pre-financial crisis levels. Notwithstanding the growth in the total amount of debt outstanding, turnover (which is the total amount traded as a percentage of the amount outstanding for the bonds that traded) is below pre-credit crisis levels. The trading volume of U.S. high-grade corporate bonds as reported by TRACE increased to approximately $5.1 trillion for the year ended December 31, 2018, compared to $4.9 trillion and $4.6 trillion for the years ended December 31, 2017 and 2016, respectively. We believe that the low level of turnover is an indicator of liquidity challenges in the credit markets.

U.S. Crossover and High-Yield Bond Market

We define the high-yield bond market generally to include all debt rated lower than BBB- by Standard & Poor’s or Baa3 by Moody’s Investor Service. We define the crossover market to include any debt issue rated below investment-grade by one agency but investment-grade by the other. The total annual amount of high-yield corporate bond issuance as reported by SIFMA decreased by 39.1% to $173.0 billion in 2018 from $284.9 billion in 2017. The average daily trading volume of high-yield bonds as measured by TRACE for the year ended December 31, 2018 was approximately $8.0 billion compared to $8.2 billion and $8.5 billion for the years ended December 31, 2017 and 2016, respectively.

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

The institutional investor base for emerging markets bonds includes many crossover investors from the high-yield and high-grade investment areas. Institutional investors have been drawn to emerging markets bonds by their high returns and high growth potential. The average daily trading volume of emerging markets debt, as reported by the Emerging Markets Trade Association for the nine months ended September 30, 2018, the most recent date available, was $20.3 billion compared to $19.9 billion and $20.7 billion for the years ended December 31, 2017 and 2016, respectively.

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

We believe that the European corporate bond market is impacted by many of the same factors as the U.S. high-grade corporate bond market. The total amount of Euro denominated high-grade and high-yield bonds yearly issuance as reported by International Capital Markets Association decreased by 12.0% to $393.6 billion in 2018 from $447.4 billion in 2017. The average daily trading volume of European corporate bonds as estimated by Trax® for the year ended December 31, 2018 was approximately $9.2 billion compared to $8.7 billion and $8.2 billion for the years ended December 31, 2017 and 2016, respectively.

U.S. Agency Bond Market

We define the U.S. agency bond market to include debt issued by a U.S. government-sponsored enterprise. Some prominent issuers of agency bonds are the Federal National Mortgage Association and Federal Home Loan Mortgage Corporation. The total amount of U.S. agency bonds outstanding was approximately $1.9 trillion as of September 30, 2018 as reported by SIFMA. The average daily trading volume of U.S. agency bonds (excluding mortgage-backed securities) as measured by TRACE was $3.6 billion for the year ended December 31, 2018 compared to $3.8 billion and $5.1 billion for the years ended December 31, 2017 and 2016, respectively.

U.S. Municipal Bond Market

Municipal bonds are debt securities issued by states, cities, counties and other governmental entities in the U.S. to fund day-to-day obligations and to finance a wide variety of public projects, such as highways or water systems. Depending on the type of financing, payments of the principal and interest on a municipal bond may come from general revenues of the municipal issuer, specific tax receipts, revenues generated from a public project, or payments from private entities or from a combination of sources. In addition to being issued for many different purposes, municipal securities are also issued in many different forms, such as fixed rate, zero coupon or variable rate bonds. The interest paid on municipal securities is typically exempt from federal income taxation and may be exempt from state income and other taxes as well. As of December 31, 2018, there were over 1.5 million different municipal bonds outstanding, in the total aggregate principal amount of more than $3.8 trillion. In 2018, the average daily trading volume of municipal bonds, excluding variable rate demand notes, as measured by the Municipal Securities Rulemaking Board (“MSRB”) was $6.0 billion for the year ended December 31, 2018 compared to $5.5 billion and $7.4 billion for the years ended December 31, 2017 and 2016, respectively.

Credit Derivative Market

Credit derivatives are contracts that allow market participants to obtain credit protection or assume credit exposure associated with a broad range of issuers of fixed-income securities and other debt obligations without ownership of the underlying security. Among the most significant requirements of the derivatives section of the Dodd-Frank Act are mandatory clearing of certain derivatives transactions (“swaps”) through regulated central clearing organizations and mandatory trading of those swaps through either regulated exchanges or swap execution facilities (“SEFs”), in each case, subject to certain key exceptions. We operate a swap execution facility pursuant to the U.S. Commodity Futures Trading Commission’s (“CFTC”) rules and we list certain credit derivatives for trading by U.S. persons and other participants on our SEF.  The SEC has not yet finalized its rules for security-based SEFs that would govern the execution of single-name credit derivatives.

Post-Trade Reporting, Publishing and Matching Services

In Europe, all firms regulated as “investment firms” under MiFID II are required to submit complete and accurate details of qualifying transactions to their national regulator no later than the close of the working day following the date of the transaction. This process is known as transaction reporting. Pursuant to the associated Markets in Financial Instruments Regulation (“MiFIR”), the number of fields and the complexity of the information that must be reported to regulators was significantly enhanced. Firms may either report directly to the regulator or use an entity that is licensed as an ARM. In addition, under MiFIR, all regulated investment firms are required to comply with pre- and post-trade transparency requirements pursuant to which quotes and trades must be made public subject to a system of waivers and deferrals. Firms are required to utilize an APA to comply with the post-trade transparency requirement. Trade matching enables counterparties to agree on the terms of a trade shortly after execution, reducing the risk of trade errors and fails during settlement.

Our Competitive Strengths

We believe that we are well positioned to strengthen our market position in electronic trading in our existing products and to extend our presence into new products and services by capitalizing on our competitive strengths, including:

Significant Trading Volumes with Participation by Leading Broker-Dealers and Institutional Investors

Our electronic trading platform provides access to the liquidity provided through the participation on our platform of over 1,500 active institutional investor and broker-dealer clients, including substantially all of the leading broker-dealers in global fixed-income trading. We believe these broker-dealers represent the principal source of secondary market liquidity for U.S. high-grade corporate bonds, emerging markets and high-yield bonds, European high-grade corporate bonds and the other markets in which we operate. Our broker-dealer clients are motivated to continue to utilize our platform due to the presence on the platform of our large network of institutional investor clients and their ability to use our Open Trading protocols to help manage their risk, source liquidity, and facilitate transactions on behalf of their clients.

As shown in the chart below, our total bond trading volume increased from $767.0 billion in 2014 to $1.7 trillion in 2018.

Our adjusted estimated share of U.S. high-grade and high-yield corporate bond volume from 2014 to 2018 is shown in the chart below:

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

Transparent Pricing on a Range of Securities. The price discovery process includes the ability to view indicative prices from our broker-dealer clients’ inventory available on our platform, access to real-time pricing information and analytical tools available on our BondTicker® service ( including spread-to-Treasury data, search capabilities and independent third-party credit research) and the ability to request executable bids and offers simultaneously from all of our participating broker-dealer clients during the trade process on any debt security in our database of corporate bonds. Institutional investors and broker-dealer clients can search bonds in inventory based on combinations of issuer, issue, rating, maturity, spread-to-Treasury, size and dealer providing the listing, in a fraction of the time it takes to do so manually. Through our Open Trading protocols, participants may also elect to display live requests for bids or offers anonymously to all other users of our electronic trading platform in order to create broader visibility of their inquiry among market participants and increase the likelihood that the request results in a trade. We believe that broader participation in client inquiries will result in more trade matches and lower transaction costs.

Expanded Liquidity Pool. In the post-financial crisis years, liquidity has remained a persistent concern for market participants as regulators raised banks’ capital requirements and adopted other measures that prompted many dealers to reduce market-making activities even as the buy side’s bond holdings have grown rapidly. In this environment, Open Trading, our fully electronic, all-to-all trading environment, has emerged as one solution to the post-crisis liquidity problem. As a result, the liquidity options for Open Trading participants are broader and more diverse compared to the traditional model of bilateral trading with a limited set of dealer counterparties. The expanded pool of liquidity providers includes investment managers, global dealers, regional dealers and specialist market-making and proprietary trading firms. During 2018, almost 1,000 unique liquidity providers participated in Open Trading. Open Trading improves the ability of both dealers and institutional investors to find natural and opportunistic matches, move orders more efficiently, and achieve significant increases in execution quality and price improvement.

Greater Trading Accuracy. Our electronic trading platform includes verification mechanisms at various stages of the execution process which result in greater accuracy in the processing, confirming and clearing of trades between institutional investor and broker-dealer clients, including real-time trade details, STP, account allocations, automated audit trails and trade detail matching. These verification mechanisms are designed to ensure that our institutional investor and broker-dealer clients are sending accurate trade messages by providing multiple opportunities to verify they are trading the correct bond, at the agreed-upon price and size. Our platform assists our institutional investor clients in automating the transmittal of order tickets from the portfolio manager to the trader, and from the trader to back-office personnel. This automation provides more timely execution and a reduction in the likelihood of errors that can result from manual entry of information into different systems.

Efficient Risk Monitoring and Compliance. Institutional investors, broker-dealers and their regulators are increasingly focused on ensuring that best execution is achieved for fixed-income trades. Our electronic trading platform offers both institutional investors and broker-dealers an automated audit trail for each stage in the trading cycle. This enables compliance personnel to review information relating to trades more easily and with greater reliability. Trade information, including time, price and spread-to-Treasury, is stored securely and automatically on our electronic trading platform. This data represents a valuable source of information for our clients’ compliance personnel. Importantly, we believe the automated audit trail, together with the competitive pricing and transaction cost analysis that is a feature of our electronic trading platform, gives fiduciaries the ability to demonstrate that they have achieved best execution on behalf of their clients.

Benefits to Institutional Investor Clients

We believe we provide numerous benefits to our institutional investor clients over traditional fixed-income trading methods, including:

Competitive Prices. By enabling institutional investors to simultaneously request bids or offers from our broker-dealer clients, we believe our electronic trading platform creates an environment that motivates our broker-dealer clients to provide competitive prices and gives institutional investors confidence that they are obtaining a competitive price. For typical MarketAxess multi-dealer corporate bond inquiries, the range of competitive spread-to-Treasury responses is approximately 13 basis points (a basis point is 1/100 of 1% in yield). As an example of the potential cost savings to institutional investors, a one basis point savings on a $1 million face amount trade of a bond with 10 years to maturity translates to aggregate savings of approximately $720. We believe our Open Trading protocols enhance our institutional investor clients’ ability to obtain a competitive price by allowing all of our Open Trading participants to interact in an all-to-all trading environment, thereby increasing the potential sources of liquidity for each participant, as well as the likelihood of receiving a competitive price response.

Improved Cost Efficiency. We believe that we provide improved efficiency by reducing the time and labor required to conduct broad product and price discovery. Single-security and multi-security (bid or offer lists) inquiries can be efficiently conducted with multiple broker-dealers. Our auto-execution technology uses rules-based execution logic to reduce trading inefficiencies and human errors while allowing traders to focus on higher-value trades. In addition, our BondTicker® service eliminates the need for manually-intensive phone calls or e-mail communications to gather, sort and analyze information concerning historical transaction prices.

Limited Information Leakage.  Our Open Trading protocols allow our institutional investor clients to maintain their anonymity from trade initiation through to settlement without limiting their number of potential trading counterparties.  In addition, our Private Axes® protocol allows participants to negotiate bilaterally on an anonymous basis to minimize information leakage when transacting in larger trade sizes.

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

More Efficient Inventory Management. The posting of inventory to, and the ability to respond to inquiries from, a broad pool of institutional investors, creates an increased opportunity for broker-dealers to identify demand for their inventory, particularly in less liquid securities. Broker-dealers are also increasingly turning toward Open Trading as a new source of liquidity as they manage their risk exposure. As a result, we believe they can achieve enhanced bond inventory turnover by using our platform, which may limit credit exposure.

Growing, Comprehensive International Offering and Client Base

Our platform provides global fixed-income market participants with trading functionality across global hard currency and local currency markets, connecting clients in over 50 countries to local and global dealers. MarketAxess has over 740 client firms located outside the U.S. that access our platform through our regulated venues in Europe, Asia and Latin America.  Our Open Trading functionality allows international clients to access cross-border liquidity with minimal ramp-up time or regulatory hurdles.

The MarketAxess emerging markets trading platform also offers the most comprehensive offering for local currency bond trading across the Latin America, Central & Eastern Europe, Middle East and Africa (“CEEMEA”), and Asia-Pacific (“APAC”) regions.  Our platform provides clients with the ability to trade local currency debt denominated in over 25 local currencies with over 100 emerging market dealers.

Full Trading Cycle Service Offerings

In addition to services directly related to the execution of trades, we offer our clients several other services throughout the trading cycle.  In the pre-trade period, our platform assists our participants by providing them with value-added services, such as real-time and historical trade price information, liquidity and turnover analytics, bond reference data and trade order matching alerts. Following the execution of a trade, our platform supports all of the essential tools and functionalities to enable our participants to realize the full benefits of electronic trading and demonstrate best execution, including real-time trade details, STP, account allocations, automated audit trails, regulatory trade reporting, trade detail matching, and transaction cost analysis.

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

Proven Innovator with an Experienced Management Team

Since our inception, we have been an innovator in the fixed-income securities markets. The members of our management team average more than 20 years of experience in the securities industry. We have consistently sought to benefit participants in the markets we serve by attempting to replicate the essential features of fixed-income trading, including the existing relationships between broker-dealers and their institutional investor clients, while applying technology to eliminate weaknesses in traditional trading methods and improve liquidity. In recent years, MarketAxess has received industry recognition from key independent publications for its innovations and contributions to the fixed-income market.  For example, in 2018, Open Trading won the Waters Technology “Buy-Side Technology Award” for the Best Buy-Side Execution Venue, and Composite+ won the Risk “Market Technology Award” for the Electronic Trading Support Product of the Year and the Waters Technology “American Financial Technology Award” for the Best Artificial Intelligence (AI) Technology Initiative.

Some of the innovations we have introduced to electronic trading include:

•	the first multi-dealer disclosed trading platform for U.S. high-grade corporate bonds;
•	the first electronic Treasury benchmarking for U.S. high-grade corporate bond trades;
•	BondTicker®, our information services product, combining TRACE bond data with MarketAxess data and analytical tools;
•	bid and offer list technology for corporate bond trading, enabling institutional investors to request executable prices for multiple securities simultaneously;
•	the first disclosed client to multi-dealer trading platform for credit derivative indices;
•	public Market Lists for corporate bonds, giving institutional investors the ability to display their bid and offer lists anonymously to the entire MarketAxess trading community; and
•	Axess All®, the first intra-day trade tape for the European fixed-income market.

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

Broaden Our Client Base in Our Existing Markets and Increase Penetration with Existing Clients

We intend to use our broad network of over 1,500 active institutional investor and broker-dealer participants to drive more clients to our leading electronic fixed-income trading platform. The number of active participants on our platform has increased by over 90% since 2013.  We believe that the continued expansion of our client base will lead to even further increases in the liquidity available on our platform.  We expect that the increased liquidity on our platform and our ability to innovate and efficiently add new functionality and product offerings will also help us deepen our market share with our existing clients across our product suite.  The number of clients trading three or more products on our platform has increased by 67.0% from 509 in 2014 to 850 in 2018. Last, we will seek to increase our international presence by increasing the number of firms located outside the U.S. that access our platform through our venues in Europe, Asia and Latin America, increasing the number of local currencies available for trading on our platform; and, subject to regulatory requirements, increasing the number of countries in which we can offer our platform.

Enhance the Liquidity of Securities Traded on Our Platform by Leveraging our Client Network and Open Trading Protocols

We aim to increase the secondary market liquidity on our trading platform by deploying innovative technology solutions designed to increase the number of potential trading counterparties on our platform and to address different trade sizes, bond liquidity characteristics and trading preferences.  Our Open Trading protocols exponentially increase the potential trading counterparties by allowing broker-dealers and institutional investors to interact in an all-to-all trading environment. During 2018, our clients executed approximately 1.1 million trades using our Open Trading solutions, representing 22.0% of the total trading volume on our platform.  In recent years, we have also significantly increased the number of participants that provide bond prices to our platform via an algorithm, which has helped increase the number of price responses on our platform by 142.1% from 2015 to 2018. We intend to continue to improve the liquidity of bonds on our platform by increasing the number of connections we have with algorithmic trading firms. We also believe that the combination of Open Trading and our vast client network provides the basis for MarketAxess to deliver meaningful cross-border liquidity or enter into new markets where liquidity is scarcer, such as municipal bonds.

Continue to Develop Innovative Next-Generation Technologies that will Allow Our Clients to Further Automate and Improve the Performance of their Trading Desks

We believe that the increased adoption of next-generation trading technologies by both dealer and investor clients will create improved liquidity, enhanced trading efficiencies and the ability to identify trends within the bond market.  In recent years, we have launched a number of innovative technologies that rely on machine-learning, automation and algorithms that are designed to improve the trading decisions and workflows of our clients, while reducing trading inefficiencies and human errors.  For example, clients can use our rules-based auto-execution technology with both our traditional RFQ protocol and Open Trading to automatically execute trades meeting defined parameters with diverse sources of liquidity.  Our Composite+ pricing algorithm uses machine-learning to generate near real-time prices for over 25,000 corporate bonds based on a variety of data inputs, and our Like Bonds product uses a data-driven methodology to help clients find liquid, tradable alternatives to illiquid bonds.  We intend to continue to invest in and develop advanced technologies such as these that will make MarketAxess an increasingly valuable part of our clients’ trading decisions and workflows.

Expand and Strengthen our Trade-Related Service, Data and Analytical Offerings Throughout the Trading Cycle

We plan to expand and strengthen our existing service, data and analytical offerings throughout the trading cycle so that MarketAxess is more fully integrated into the workflow of our broker-dealer and institutional investor clients. In the pre-trade period, we intend to continue to enhance the value of our information and analytical offerings, including the content and capabilities of BondTicker®, Axess All® and Composite+. We plan to enhance and expand the usage of LiquidityBridge®, our execution management system (EMS) service that allows users to manage and facilitate the complex liquidity flows across multiple trading platforms, including the MarketAxess system. We also intend to augment our post-trade matching and regulatory reporting services provided by our Trax® brand in Europe that enable our clients to comply with their heightened obligations pursuant to MiFID II. As the use of our pre- and post-trade services and products grow, we believe that MarketAxess will become further entrenched as a value-added resource to our clients at each stage of the trading cycle, which we believe will further increase the attractiveness and use of our trading platform.

Pursue Select Acquisitions and Strategic Alliances

We continually evaluate opportunities to supplement our internal growth by entering into strategic alliances, or acquiring businesses or technologies, that will enable us to enter new markets, provide new products or services, or otherwise enhance the value of our platform and existing trade-related services to our clients. In recent years, we entered into, and expanded, a strategic alliance with BlackRock, Inc. (“BlackRock”) to combine BlackRock’s order flow with our Open Trading solution to improve the range of trading connections available to global credit market participants.

Key Products and Services

MarketAxess offers the following key products and services to its clients:

Key Products Traded on our Platform

U.S. High-Grade Corporate Bonds

Our U.S. high-grade corporate bond business consists of U.S. dollar-denominated investment-grade debt issued by corporations for distribution in the U.S. Over 100 broker-dealers utilize our platform to trade U.S. high-grade corporate bonds, including all of the top 20 broker-dealers as ranked by underwriting volume of newly-issued U.S. high-grade corporate bonds in 2018. Our broker-dealer clients accounted for approximately 97.7% of the underwriting of newly-issued U.S. high-grade corporate bonds in 2018. More than 950 active domestic and foreign institutional investor firms use our platform to trade U.S. high-grade corporate bonds. Our 2018 trading volume in the U.S. high-grade corporate bond market was $928.2 billion.

Emerging Markets Bonds

Over 100 of our broker-dealer clients and more than 900 active institutional investor firms use our platform to trade emerging markets bonds. The emerging markets countries whose bonds were most frequently traded on our platform in 2018 were Mexico, Brazil, Argentina, South Africa and Turkey. In 2018, our clients were able to trade corporate and sovereign debt denominated in over 25 local market currencies on our platform. Our 2018 trading volume in the emerging market bond market was $378.3 billion.

U.S. Crossover and High-Yield Bonds

Over 100 of our broker-dealer clients and more than 850 active institutional investor firms use our platform to trade crossover and high-yield bonds. Trading in crossover and high-yield bonds uses many of the same features available in our U.S. high-grade corporate bond offering.  We also offer leveraged loan trading for our clients that trade high-yield bonds. Our 2018 trading volume in the high-yield bond market was $177.6 billion.

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

In the Eurobond credit market, defined as including European high-grade, high-yield and government bonds, approximately 50 broker-dealers utilize our platform, including 19 of the top 20 broker-dealers as ranked by 2018 European corporate new-issue underwriting volume. More than 450 active institutional investor firms use our platform to trade European bonds. Our 2018 trading volume in the Eurobond bond market was $166.6 billion.

U.S. Agency Bonds

Over 40 of our broker-dealer clients and more than 300 active institutional investor firms use our platform to trade U.S. agency bonds. Trading in U.S. agency bonds uses many of the same features available in our U.S. high-grade corporate bond offering.  Our 2018 trading volume in the U.S. agency bond market was $49.1 billion.

Municipal Bonds

Over 70 broker-dealer clients and over 300 institutional investor clients use our platform to trade municipal bonds. We offer trading for both taxable and non-taxable municipal bonds. Our 2018 trading volume in the U.S. municipal bond market was $5.9 billion.

Credit Derivatives

We offer a range of functionality for electronic trading of CFTC-regulated credit derivatives instruments on our SEF in compliance with the CFTC’s requirements. This includes an RFQ system that allows participants to send anonymous or disclosed RFQs, as well as an order book, which enables market participants to trade anonymously with all other market participants. Approximately 40 active market participants use our SEF to trade credit derivative indices and credit options. Our 2018 credit derivatives trading volume was $93.4 billion.

Open Trading Functionality

We offer a series of Open Trading protocols that allows our broker-dealer and institutional investor clients to interact in an all-to-all trading environment. Our Market List functionality provides our Open Trading participants with the ability to display live requests for bids and offers anonymously to the entire MarketAxess trading community, thereby creating broader visibility of their inquiry among market participants and increasing the likelihood that the request results in a completed trade.   Public Axes™ is an order book-style price discovery process that gives clients the ability to view anonymous or disclosed indications of interest from the inventory on our platform. Through the aggregated indication of interest inventory, clients can search for bonds of interest and engage in electronic transactions.  For block-sized trades, clients may use our Private Axes® functionality, a protocol that allows participants to anonymously negotiate round lots (greater than $1.0 million) and block trades to minimize information leakage. We offer Open Trading protocols for all of our key trading products, including corporate, municipal and emerging market bonds. Bond trades executed pursuant to any of our anonymous Open Trading protocol are conducted with MarketAxess on a matched principal basis.

Post-Trade Reporting, Publishing and Matching Services

In Europe, all firms regulated as “investment firms” under MiFID II are required to submit complete and accurate details of qualifying transactions to their national regulator no later than the close of the working day following the date of the transaction. This process is known as transaction reporting. Pursuant to MiFIR, the number of fields and the complexity of the information that must be reported to regulators was significantly enhanced. Firms may either report directly to the regulator or use an entity that is licensed as an ARM, such as our Trax® ARM, to validate and submit such reports. In the U.K., covered transactions are reported to the FCA.

In addition, under MiFIR, all regulated investment firms are required to comply with pre- and post-trade transparency requirements pursuant to which quotes and trades must be made public subject to a system of waivers and deferrals. Firms are required to utilize an APA, such as our Trax® APA, to comply with the post trade transparency requirement and, although optional, many firms also utilize a third party provider, such as Trax®, to satisfy the pre trade transparency requirement. The Trax® Transparency Solution and the Trax® APA trade reporting solution are available through the Trax Insight™ platform, offering our clients a pre- and post-trade transparency solution, including APA trade reporting, quote publication, SI determination and instrument liquidity classification. Trax® also offers a commodity position reporting service to assist firms in compliance with the commodity derivative position limit reporting requirements of MiFID II.

Trade matching enables counterparties to agree on the terms of a trade shortly after execution, reducing the risk of trade errors and fails during settlement. Trax® Match is our near real-time post-trade matching and exception management tool which covers a broad range of securities, including fixed-income and equities. Trax® Match helps our clients to mitigate their operational risk, improve STP and efficiency, address the complexities of MiFID II and the Central Securities Depositories Regulation and confirm all economic details within minutes of execution.

Trax® has over 170 clients, including broker-dealers, hedge funds and investment banks. The Trax® platform processed approximately 0.9 billion transactions in 2018.

Information Services

In the pre-trade period, our platform assists our participants by providing them with value-added services, such as real time and historical trade price information, intelligent Composite+ pricing, BondTicker®, liquidity and turnover analytics, bond reference data and trade order matching alerts. The information and analytical tools we provide to our clients help them make investment and trading decisions. Our electronic trading platform allows institutional investors to compile, sort and use information to discover investment opportunities that might have been difficult or impossible to identify using a manual information-gathering process or other electronic services.

Our Composite+ pricing algorithm generates near real-time prices for over 25,000 corporate bonds based on a variety of data inputs, including feeds from our trading platform, our Trax® post-trade service and TRACE.  Composite+ is used by clients as a pre-trade reference price to enhance trading outcomes and transaction cost analysis.  Composite+ can be combined with our auto-execution service, providing clients with an alert if a response is “off market”.

Through our Trax® brand, we provide a range of information solutions for financial services firms, utilizing quotes contributed by market participants and leveraging data from our post-trade services business. Axess All®, the first intra-day trade tape for the European fixed-income market, is sourced from over 30,000 bond transactions processed daily by Trax® and includes aggregated volume and pricing for the most actively traded European fixed-income instruments. We also provide market participants with access to pricing, liquidity and volume data on over 40,000 unique fixed-income securities and securities reference data for approximately 300,000 fixed-income securities.

BondTicker® provides real-time TRACE data and enhances it with MarketAxess trade data and analytical tools in order to provide professional market participants with a comprehensive set of corporate bond price information with associated analytical tools that are not otherwise available. The data includes trade time and sales information, including execution prices, as well as MarketAxess-estimated spread-to-Treasuries, for trades disseminated by the TRACE system. The data also includes actual execution prices and spread-to-Treasury levels for U.S. high-grade corporate bond trades executed on the MarketAxess platform. BondTicker® is currently the source of corporate bond trading information for The Wall Street Journal in the U.S.

BondTicker® allows institutional investors to search for and sort bonds based upon specific criteria, such as volume, time/date of transaction, spread change, issuer or security. This search function allows institutional investors to compile information relating to potential securities trades in a fraction of the time that it takes to manually compile this information from disparate sources or other electronic databases, including direct TRACE feeds and European pricing information provided by Trax’s end-of-day pricing feed.

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

LiquidityBridge® is our execution management system (“EMS”) service that allows users to manage and facilitate the complex liquidity flows across multiple trading platforms, including the MarketAxess system. LiquidityBridge® brings together real-time comparison and execution of bond prices across multiple sectors allowing users to rapidly react to trading opportunities. Clients can also automatically generate custom pricing and distribute inventory to any destination. By using a library of standard adaptors, LiquidityBridge® can be deployed across a variety of fixed-income markets.

Straight-Through Processing and APIs

Straight-through processing refers to the integration of systems and processes to automate the trade process from end-to-end — trade execution, confirmation and settlement — without the need for manual intervention. We provide our broker-dealer and institutional investor clients with a range of tools that facilitate straight-through processing, including order upload, easy-to-use online allocation tools and pre- and post-trade messaging features that enable our clients to communicate electronically between their front- and back-office systems. Our straight-through processing tools can be customized to meet specific needs of our clients and allow them to integrate their order, portfolio management and accounting systems in real time. We continue to build industry partnerships to assist our clients in creating connectivity throughout the trade cycle. Through these partnerships, we are increasingly providing solutions that can quickly be deployed within our clients’ trading operations.

Usage of our straight-through processing tools increased significantly during the last several years. We maintained over 1,100 STP connections as of December 31, 2018. In addition, many of our clients use our Application Programming Interface (“API”) services for pre-trade, trade negotiation and post-trade services to improve efficiency and reduce errors in processing.

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

Competition

The industry that we participate in is highly competitive and we expect competition to intensify in the future. We face four main areas of competition:

•

Telephone and Direct Electronic Communications — We compete with bond trading business conducted over the telephone, e-mail or instant messaging between broker-dealers and their institutional investor clients. Institutional investors have historically purchased fixed-income securities by telephoning or otherwise communicating via e-mail or instant messaging with bond sales professionals at one or more broker-dealers and inquiring about the price and availability of individual bonds. This remains the manner in which the majority of corporate bond volumes are still traded between institutional investors and broker-dealers.

•

Other electronic trading platforms — There are numerous other electronic trading platforms currently in existence, including several that have only commenced operations in the last few years. Among others, Bloomberg and Tradeweb operate multi-dealer to institutional investor trading platforms for both fixed-income securities and derivatives. Several registered alternative trading systems (“ATSs”), including two ATSs recently acquired by Intercontinental Exchange, also offer exchange-style trading for corporate and municipal bonds, particularly for smaller trade sizes. In addition, some broker-dealers and institutional investors operate, or have invested in, proprietary electronic trading systems or information networks that enable institutional investors to trade directly with a broker-dealer, and/or with other institutional investors over an electronic medium. As we expand our business into new products, we will likely come into more direct competition with other electronic trading platforms or firms offering traditional services.

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

Our broker-dealer clients have invested in building API’s with us for inventory contributions, electronic trading, government bond benchmark pricing and post-trade messaging. We believe that we have successfully built deep roots with our broker-dealer clients, increasing our level of service to them while at the same time increasing their commitment to use our services; however, the contractual obligations of such clients are non-exclusive. See the Risk Factor captioned “We are dependent on our broker-dealer clients, who are not restricted from using their own proprietary or third-party platforms to transact with our institutional investor clients.”

Furthermore, a significant number of our institutional investor clients have built interfaces to enable them to communicate electronically between our platform and their order, portfolio management and accounting systems. We believe that this increases the reliance of these institutional investor clients on our services and creates significant competitive barriers to entry.

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

All critical server-side components, primarily our networks, application servers and databases, have backup equipment running in the event that the main equipment fails. This offers fully redundant system capacity to maximize uptime and minimize the potential for loss of transaction data in the event of an internal failure. We also seek to minimize the impact of external failures by automatically recovering connections in the event of a communications failure. The majority of our broker-dealer clients and a significant number of our institutional investor clients have redundant dedicated high-speed communication paths to our network in order to provide fast data transfer. Our security measures include industry-standard communications encryption.

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

We have obtained U.S. federal registration of the MarketAxess® name, and our new logo is pending registration in the U.S. The same mark and logo have been registered or are pending registration in several foreign jurisdictions. In addition, we have obtained U.S. federal registration for the marks AutoSpotting®, FrontPage®, Actives®, DealerAxess®, Trax®, Trade ON®, LiquidityBridge®, BondTicker®, Axess All®, Private Axes®, and associated designs and have a number of other registered trademarks and service marks. Open TradingTM, MarketAxess Bid-Ask Spread Index (BASI)TM, Mid-HedgingTM and Now You’re In The MarketTM are trademarks we use, but they have not been registered or are pending registration in the U.S.

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

Regulation of the U.S. Securities Industry and Broker-Dealers

In the U.S., the SEC is the governmental agency responsible for the administration of the federal securities laws. One of our U.S. subsidiaries, MarketAxess Corporation, is registered with the SEC as a broker-dealer and also has a SEC-registered alternative trading system. MarketAxess Corporation is also a member of FINRA and registered with the MSRB, self-regulatory organizations that regulate broker-dealers in the U.S. In addition, MarketAxess Corporation is a member of the Securities Investor Protection Corporation, which provides certain protection for clients’ accounts in the event of a liquidation of a broker-dealer to the extent any such accounts are held by the broker-dealer.

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

Regulation of the Non-U.S. Securities Industries and Investment Service Providers

The securities industry and financial markets in the U.K., the European Union (“E.U.”) and elsewhere are subject to extensive regulation. Our principal regulator in the U.K. is the FCA. MarketAxess Europe Limited is authorized and regulated by the FCA to operate a Multilateral Trading Facility (“MTF”), and is also authorized as a foreign platform in Switzerland, Hong Kong and Singapore. MarketAxess Capital Limited, which acts as matched principal counterparty for Open Trading transactions on the MTF, is authorized and regulated by the FCA as an investment firm. Xtrakter Limited (“Xtrakter”) is authorized and regulated as a Data Reporting Service Provider with the FCA and the Netherlands Authority for the Financial Markets (“AFM”), which allows it to operate as the Trax® ARM and APA.

The securities industry in the member states of the E.U. is regulated by agencies in each member state. E.U. measures provide for the mutual recognition of national regulatory agencies and their supervision of investment firms, which makes it possible for the grant of a single authorization to be valid throughout the E.U. Currently, both MarketAxess Europe Limited and Xtrakter provide regulated services to European firms outside of the U.K. in reliance on a cross-border services passport under MiFID. However, in March 2017, the U.K. notified the European Council of its intention to leave the E.U. (commonly referred to as “Brexit”). By invoking Article 50 of the Lisbon Treaty, the U.K. is currently set to leave the E.U. on March 29, 2019.  Following Brexit, our U.K. subsidiaries will not be able to rely on the existence of a “passporting” regime that allows immediate access to the single E.U. market. Current discussions between the U.K. and the E.U. regarding a withdrawal agreement envisage a temporary continuation of the existing passporting rights during a limited period following March 29, 2019. However, we are not able to predict with any certainty if, or when, the U.K. and the E.U. will sign the withdrawal agreement. Accordingly, we have established new subsidiaries in the E.U. in order to provide our trading platform and certain post-trade services to clients in the E.U. following Brexit. See the Risk Factor captioned “The U.K. exit from the European Union could materially adversely impact our business, clients, financial condition, results of operations and prospects.”

Similar to the U.S., regulatory bodies in Europe have recently implemented new rules for the fixed-income markets. MiFID II and MiFIR were implemented in 2018 and introduced significant changes in market structure designed to: (i) enhance pre- and post-trade transparency for fixed-income instruments with the scope of requirements calibrated for liquidity, (ii) increase and enhance post-trade reporting obligations with a requirement to submit post-trade data to ARMs, (iii) ensure trading of certain derivatives occurs on regulated trading venues and (iv) establish a consolidated tape for trade data. MiFID II has caused us to expend significantly more compliance, business and technology resources, to incur additional operational costs and has created additional regulatory exposure for our trading and post-trade businesses. While we generally believe the net impact of the rules and regulations will be positive for our businesses, unintended consequences of the rules and regulations may adversely affect us in ways yet to be determined.

Our Singapore subsidiary, MarketAxess Singapore Pte. Limited, is authorized to operate as a Recognized Market Operator (“RMO”) and is also a registered platform in Switzerland and Hong Kong. Our Canadian subsidiary, MarketAxess Canada Company, is registered as an Alternative Trading System dealer under the Securities Act of Ontario and is a member of the Investment Industry Regulatory Organization of Canada. Our Brazilian subsidiary, MarketAxess Plataforma De Negociacao Ltda., is authorized to provide our platform in Brazil under the jurisdiction of the Securities and Exchange Commission and Central Bank in Brazil.  We also provide our platform in other countries pursuant to exemptions from registration under the laws of such countries.

Employees

As of December 31, 2018, we had 454 employees, 272 of whom were based in the U.S. and 182 of whom were based outside of the U.S., principally in the U.K. None of our employees are represented by a labor union. We consider our relationships with our employees to be good and have not experienced any interruptions of operations due to labor disagreements.

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

55 Hudson Yards

New York, NY 10001

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

In March 2017, the U.K. notified the European Council of its intention to leave the E.U. By invoking Article 50 of the Lisbon Treaty, the U.K. is currently set to leave the E.U. on March 29, 2019.  In its negotiations with the E.U., the U.K. is not seeking to maintain continued access to the E.U. single market following Brexit, which will lead to the loss of the “passporting” rights for regulated financial services firms to automatically operate throughout the E.U.  This future loss of the existing passport right to the E.U. will affect us and many of our clients. For us, it means we will no longer be able to conduct business in the E.U. through our U.K. subsidiaries following Brexit.

Current discussions between the U.K. and the E.U. regarding a withdrawal agreement, however, envisage a temporary continuation of the existing passporting rights during a limited period following March 29, 2019.  We are not able to predict with any certainty if, or when, the U.K. and the E.U. will sign the withdrawal agreement. Accordingly, we have established new subsidiaries in the E.U. in order to provide our trading platform and certain post-trade services to clients in the E.U. following Brexit. In addition, our preparation for Brexit involves making changes to the technology underlying out trading platform, obtaining regulatory approvals and onboarding of clients to our new E.U. platform. In the event that the U.K. leaves the E.U. without a withdrawal agreement in place or our preparations for Brexit are insufficient or late, the trading system and post-trade services that we provide to our clients in the U.K. and the E.U. could be significantly disrupted and, as a result, our businesses, financial condition and results of operations could be adversely affected.

Brexit is expected to significantly affect the fiscal, monetary and regulatory landscape in both the U.K. and E.U., and could have a material impact on their economies and the future growth of various industries.  In particular, the ecosystem of the E.U. financial services industry in which we operate, which prior to Brexit has been heavily centered in London, will become more decentralized. The exit of the U.K., together with the protracted negotiations around the terms of the exit, could significantly impact the business environment in which we and our clients operate, increase the cost of conducting business in both the E.U. and the U.K., and introduce significant new uncertainties with respect to the legal and regulatory requirements to which we and our clients are subject. As we currently conduct business in Europe primarily through our U.K. subsidiaries, we will face new regulatory and operational costs and challenges associated with the establishment of new subsidiaries in the E.U and the management of a less centralized customer and employee base. We could also be adversely affected by reduced growth and greater volatility in the Pound Sterling and the U.K. economy.

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

We face risks and difficulties frequently experienced by companies operating in rapidly evolving industries, such as the electronic financial services industry. These risks and difficulties include, but are not limited to, our ability to:

•	attract and retain broker-dealers and institutional investors on our platform on a cost-effective basis;
•	expand and enhance reliable and cost-effective product and service offerings for our clients;
•	respond effectively to competitive pressures;
•

respond effectively to the loss of any of our significant broker-dealer or institutional investor clients, including due to merger, consolidation, bankruptcy, liquidation or other cause (including, among other things, the collection of any amounts due from such clients);

•	diversify our sources of revenues;

•	maintain adequate control of our expenses;
•	operate, support, expand and develop our operations, technology, website, software, communications and other systems;
•	defend our trading platform and other systems from cybersecurity threats;
•	manage growth in personnel and operations;
•	increase awareness of our brand or market positioning;
•	expand our sales and marketing programs;
•	take advantage of acquisitions, strategic alliances and other opportunities; and
•	respond to regulatory changes or demands.

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

The Tax Act could have an adverse impact on the issuance of new debt in the U.S., which could impact the amount of secondary trading volumes in the U.S. bond market.  While we are unable to ascertain the exact impact of the Tax Act on new bond issuance compared to other contributing factors, U.S. high-grade and U.S. high-yield new issuance declined by 10.2% and 42.9%, respectively, in 2018 compared to 2017.  Any material decline in secondary trading volumes in the U.S. bond market would have a material adverse effect on our business, financial condition, results of operations and prospects.

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

The fixed-income securities industry generally, and the electronic financial services markets in which we operate in particular, are highly competitive, and we expect competition to intensify in the future. We will continue to compete with bond trading conducted directly between broker-dealers and their institutional investor clients over the telephone or electronically. In addition, our current and prospective competitors are numerous and include:

•	other multi-party trading companies;
•	market data and information vendors;
•	securities and futures exchanges;
•	inter-dealer brokerage firms;
•	electronic communications networks;
•	technology, software, and information services or other companies that have existing commercial relationships with broker-dealers or institutional investors; and
•	other electronic marketplaces that are not currently in the securities business.

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

Our growth may also be dependent on our ability to diversify our revenue base. We currently derive approximately 49.8% of our revenues from secondary trading in U.S. high-grade corporate bonds. Our long-term business strategy includes expanding our service offerings and increasing our revenues from other fixed-income products and other sources. We cannot assure you that our efforts will be successful or result in increased revenues or continued profitability. We have experienced significant growth in trading volumes, revenues and profitability in recent years. We cannot assure you that our business will continue to grow at a similar rate, if at all.

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

In the U.S., the Volcker Rule section of the Dodd-Frank Act bans proprietary trading by banks and their affiliates, which has adversely affected our bank-affiliated broker-dealer clients’ ability to make markets in a variety of fixed-income securities.  If bank-affiliated entities reduce their trading activity and that activity is not replaced by other market participants, the level of liquidity and pricing available on our trading platform would be negatively impacted, which could adversely affect our operating results. In addition, over the past several years, there has been significant consolidation among firms in the banking and financial services industries and several of our large broker-dealer clients have reduced their sales and trading businesses in fixed-income products. Further consolidation, instability, and layoffs in the financial services industry could result in a smaller client base and heightened competition, which may lower volumes.

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

We rely on our institutional investor clients to launch inquiries over our trading platform and, increasingly, to provide liquidity through our Open Trading protocols. A limited number of such clients can account for a significant portion of our trading volume. The obligations of our institutional investor clients to us under our standard contractual agreements are minimal, non-exclusive and terminable by such clients. Our institutional investor clients also buy and sell fixed-income securities through traditional methods, including by telephone and e-mail messaging, and through other electronic trading platforms.

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

In connection with our anonymous Open Trading protocols, we execute certain bond transactions between and among institutional investor and broker-dealer clients on a matched principal basis by serving as counterparty to both the buyer and the seller in trades which are then settled through a third-party clearing broker. Settlement typically occurs within one to two trading days after the trade date. Cash settlement of the transaction occurs upon receipt or delivery of the underlying instrument that was traded.

We are exposed to credit and performance risks in our role as matched principal trading counterparty to our clients executing Open Trading trades on our platform, including the risk that counterparties that owe us money or securities will not perform their obligations. These parties may default on their obligations to us due to bankruptcy, lack of liquidity, operational failure or other reasons. Adverse movements in the prices of securities that are the subject of these transactions can increase our risk. In connection with Open Trading or other anonymous protocols, we expect that the number of transactions in which we act as a matched principal will increase.

In the process of executing matched principal transactions, miscommunications and other errors by our clients or us can arise that involve substantial risks of liability. These risks include, among others, potential liability from disputes over the terms of a trade, the settlement of the trade, or claims that we resolved an error trade dispute incorrectly or that a system malfunction or delay caused monetary loss to a client. In addition, because of the ease and speed with which trades can be executed on our electronic platform, clients can lose substantial amounts by inadvertently entering trade instructions or by entering trade orders inaccurately. A significant error trade or a large number of error trades could result in participant dissatisfaction and a decline in participant willingness to trade on our electronic platform. Although we maintain error trade policies designed to protect our Open Trading participants and enable us to manage the risks attendant in acting as a matched principal counterparty, depending on the cause, number and value of the trades that are the subject of an alleged error or dispute, such trades have the potential to have a material adverse effect on our financial condition and results of operations. In addition, if we are required to hold a securities position as a result of an error, there may also be financing costs or regulatory capital charges required to be taken by us.

We have policies and procedures in place to identify and manage our credit risk.  In connection with the recent growth of our Open Trading protocols, we have implemented additional automated controls to help us manage our credit risk exposure.  There can be no assurance that the policies, procedures and automated controls we use to manage this credit risk will effectively mitigate our credit risk exposure. Some of our risk management procedures are reliant upon the evaluation of information regarding the fixed- income markets, our clients or other relevant matters that are publicly available or otherwise acquired from third party sources. Such information may not be accurate, complete, up-to-date or properly assessed and interpreted by us. If our risk management procedures fail, our business, financial condition and results of operations may be adversely affected. Furthermore, our insurance policies are unlikely to provide coverage for such risks.

We cannot assure you that our compliance and risk management methods will be effective and our financial condition and results of operations may be materially and adversely affected if they fail.

The fixed-income products that can be traded through our Open Trading functionality, as well as our investments in fixed and variable rate debt financial instruments, are subject to significant interest-rate and foreign currency exchange rate risks. To manage these and the risks inherent in our business, we must maintain effective policies, procedures and systems that enable us to identify, monitor and control our exposure to financial, legal, regulatory, operational and market risks. Our risk-management methods are based on internally developed controls, observed historical market behavior and what we believe to be industry practices. Our risk-management methods may prove to be ineffective because of their design, their implementation or the lack of adequate, accurate or timely information. Our risk management methods may also fail to identify a risk or understand a risk that might result in losses. If our risk-management policies and efforts are ineffective, we could suffer losses that could have a material adverse effect on our financial condition and operating results.

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

In particular, we depend on third-party vendors for our bond reference databases and the clearing and settlement of our Open Trading transactions. Disruptions in the services provided by those third-parties to us, including as a result of their inability or unwillingness to continue to license products or provide services that are critical to the success of our business, could have a material adverse effect on our business, financial condition and results of operations.

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

The operation of our electronic trading platform relies on the secure processing, storage and transmission of a large amount of transactional data and other confidential sensitive data (including confidential client and personal information). Although we take protective measures such as security-related software programs, firewalls and similar technology to maintain the confidentiality, integrity and availability of our and our customers’ information, and endeavor to modify these protective measures as circumstances warrant, the nature of cyber threats continues to evolve. As a result, our computer systems, software and networks may be vulnerable to unauthorized access, loss or destruction of data (including confidential and personal customer information), unavailability or disruption of service, computer viruses, acts of vandalism, or other malicious code, cyber-attack and other adverse events that could have an adverse security impact. Despite the defensive measures we have taken, we are subject to threats, which may come from external factors such as governments, organized crime, hackers, and other third parties such as infrastructure-support providers and application developers, or may originate internally from an employee or service provider to whom we have granted access to our computer systems. If our security measures are breached as a result of third-party action, employee error, malfeasance or otherwise, and, as a result, someone obtains unauthorized access to trading or other confidential or personal information, our reputation could be damaged, our business would suffer and we could incur material liability. Any such breach could compromise our networks and the information stored there could be accessed, publicly disclosed, lost or stolen. Because techniques used to obtain unauthorized access or to sabotage computer systems change frequently and generally are not recognized until launched against a target, we may be unable to anticipate these techniques or to implement adequate preventive measures.

We also face the risk of operational disruption, failure or capacity constraints of any of the third party service providers that facilitate our business activities, including clients, clearing agents and network or data providers. Such parties could also be the source of a cyber-attack on or breach of our operational systems, data or infrastructure.

There have been an increasing number of cyber-attacks in recent years in various industries, including ours, and cyber-security risk management has been the subject of increasing focus by our regulators. If one or more cyber-attacks occur, it could potentially jeopardize the confidential, proprietary and other information processed and stored in, and transmitted through, our computer systems and networks, or otherwise cause interruptions or malfunctions in our, as well as our customers’ or other third parties’, operations, which could result in reputational damage, financial losses, customer dissatisfaction and/or regulatory penalties, which may not in all cases be covered by insurance. Any such cyber incidents involving our computer systems and networks, or those of third parties important to our businesses, could have a material adverse effect on our businesses, financial condition, results of operations and prospects.

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

We have in the past and may in the future acquire or invest in companies, products or technologies that we believe are strategic. Despite our efforts, we may not be able to identify, negotiate or finance any future acquisition or investment successfully. If we do succeed in acquiring or investing in a business, product or technology, such acquisitions and investments may involve a number of risks, including:

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

With respect to our information services and post-trade services businesses, we may incur substantial development, sales and marketing expenses and expend significant management effort to create a new product or service. Even after incurring these costs, we ultimately may not sell any or sell only small amounts of these products or services. Consequently, if revenue does not increase in a timely fashion as a result of these expansion and development initiatives, the up-front costs associated with them may exceed the related revenue and reduce our working capital and income.

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

Our business is subject to increasingly extensive governmental and other regulations.  These regulations are designed to protect public interests generally rather than the interests of our stockholders. The SEC, FINRA, the CFTC and other agencies extensively regulate the United States financial services industry, including most of our operations in the United States. Much of our international operations are subject to similar regulations in their respective jurisdictions, including regulations overseen by the FCA in the United Kingdom, the AFM in the Netherlands, the Swiss Financial Market Supervisory Authority in Switzerland, the Monetary Authority of Singapore, the Hong Kong Securities and Futures Commission, the Investment Industry Regulatory Organization of Canada and provincial regulators in Canada, and the Securities and Exchange Commission and Central Bank in Brazil.  In addition, Xtrakter is registered as an ARM and APA with the FCA and the AFM.

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

Certain of our regulated subsidiaries, including our registered broker-dealer and MTF, are subject to U.S. or foreign regulations which prohibit repayment of borrowings from us or our affiliates, paying cash dividends, making loans to us or our affiliates or otherwise entering into transactions that result in a significant reduction in regulatory net capital or financial resources, without prior notification to or approval from such subsidiary’s principal regulator.  MarketAxess SEF Corporation is registered with the CFTC as a SEF and is required, among other things, to maintain sufficient financial resources to cover operating costs for at least one year.

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

In addition, regulatory bodies in Europe have recently developed new rules for the fixed-income markets. MiFID II and MiFIR were implemented in January 2018 and introduced significant changes in market structure designed to: (i) enhance pre- and post-trade transparency for fixed-income instruments with the scope of requirements calibrated for liquidity, (ii) increase and enhance post-trade reporting obligations with a requirement to submit post-trade data to ARMs, (iii) ensure trading of certain derivatives occurs on regulated trading venues and (iv) establish a consolidated tape for trade data. MiFID II has caused us to expend significantly more compliance, business and technology resources, incur additional operational costs and create additional regulatory exposure for our trading and post-trade businesses. There is also increasing public concern regarding data privacy and data protection and many jurisdictions have passed laws in this area, such as the European Union General Data Protection Regulation, and other jurisdictions are considering imposing additional restrictions. These laws and regulations are increasing in complexity and number, change frequently and increasingly conflict among the various countries in which we operate. We cannot predict the extent to which any of these new regulations or future regulatory changes will impact our European business and operations, but they may increase our compliance risk and cost, and have an adverse effect on our business, financial condition and results of operations.

Any changes in laws or regulations or in governmental policies could have a material adverse effect on our business, financial condition and results of operations. Our industry has been and is subject to continuous regulatory changes and may become subject to new regulations or changes in the interpretation or enforcement of existing regulations, which could require us to incur significant compliance costs or cause the development and growth of impacted markets to become impractical. For example, the Volcker Rule section of the Dodd-Frank Act bans proprietary trading by banks and their affiliates, which negatively impacts the level of liquidity and pricing available on our trading platform. Other regulatory initiatives include Basel III, a global regulatory standard on bank capital adequacy designed to strengthen bank capital requirements and liquidity in most of the world’s major economies. These rules restrict the ability of our bank-affiliated broker-dealer clients to raise additional capital or use existing capital for trading purposes, which might cause them to trade less on our platform. In addition, as we expand our business into new markets, it is likely that we will be subject to additional laws, rules and regulations. We cannot predict the extent to which any future regulatory changes may adversely affect our business and operations.

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

Many aspects of our business, and the businesses of our clients, involve substantial risks of liability. Dissatisfied clients may make claims against us regarding quality of trade execution, improperly settled trades, resolution of trade error claims, system failures, failure to protect their confidential or personal information, mismanagement or even fraud. We may become subject to these claims as the result of delays, failures or malfunctions of our electronic trading platform and the services provided by us. We could incur significant legal expenses defending claims, even those without merit. An adverse resolution of any lawsuits or claims against us could have a material adverse effect on our business, financial condition and results of operations.

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

The growth of our Open Trading protocols, in particular, is dependent on the willingness of our customers and counterparties to engage in transactions with us and any perceived issues with our capital levels or access to funding could have a material adverse effect on business. In addition, our liquidity could be impaired due to circumstances that we may be unable to control, such as a general market disruption or an operational problem that affects our trading customers or counterparties, other third parties or us.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Our corporate headquarters and principal U.S. offices are located at 55 Hudson Yards in New York, New York, where we lease approximately 83,000 square feet under a lease expiring in August 2034. We also collectively lease approximately 22,000 square feet for our other office locations in the U.S., United Kingdom, Brazil, the Netherlands, Hong Kong and Singapore under various leases expiring between January 2019 and January 2027.

Item 3. Legal Proceedings.

In the normal course of business, we and our subsidiaries included in the consolidated financial statements may be involved in various lawsuits, proceedings and regulatory examinations. We assess liabilities and contingencies in connection with outstanding legal proceedings, if any, utilizing the latest information available. Based on currently available information, the outcome of our outstanding matters is not expected to have a material adverse impact on our financial position. It is not presently possible to determine our ultimate exposure to these matters and there is no assurance that the resolution of the outstanding matters will not significantly exceed any reserves accrued by us. See Note 12 to the Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K for a discussion of our commitments and contingencies.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock trades on the NASDAQ Global Select Market under the symbol “MKTX”.

On February 15, 2019, the last reported closing price of our common stock on the NASDAQ Global Select Market was $229.51.

Holders

There were 22 holders of record of our common stock as of February 15, 2019.

Recent Sales of Unregistered Securities

None.

Securities Authorized for Issuance Under Equity Compensation Plans

Please see the section entitled “Equity Compensation Plan Information” in Item 12.

Issuer Purchases of Equity Securities

During the three months ended December 31, 2018, we repurchased the following shares of common stock:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans and Programs	Dollar Value of Shares That May Yet Be Purchased Under the Plans and Programs
				(In thousands)
October 1, 2018 - October 31, 2018	11,730	$191.03	11,300	$72,739
November 1, 2018 - November 30, 2018	10,500	$211.54	10,500	$70,518
December 1, 2018 - December 31, 2018	8,306	$216.54	8,306	$68,720
	30,536	$205.02	30,106

During the three months ended December 31, 2018, we repurchased 30,536 shares of common stock.  The repurchases included 30,106 shares repurchased in connection with our share repurchase program and 430 shares surrendered by employees to us to satisfy the withholding tax obligations upon the exercise of stock options and vesting of restricted shares.

In September 2017, our Board of Directors authorized a fifteen-month share repurchase program for up to $100.0 million commencing in October 2017. The expiration date was subsequently extended to March 31, 2019. In January 2019, our Board of Directors authorized a new two-year share repurchase program for up to $100.0 million of our common stock, commencing in April 2019. Shares repurchased under each program will be held in treasury for future use.

STOCK PERFORMANCE GRAPH

The following graph shows a comparison from December 31, 2013 through December 31, 2018 of the cumulative total return for (i) our common stock, (ii) the NASDAQ Composite Index and (iii) the Dow Jones US Financial Services Index. The performance graph and related information shall not be deemed “soliciting material” or to be “filed” with the SEC, nor shall such information be incorporated by reference into any future filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, each as amended, except to the extent that the we specifically incorporate it by reference into such filing.

The figures in this graph assume an initial investment of $100 in our common stock and in each index on December 31, 2013, and that all quarterly dividends were reinvested. The returns illustrated below are based on historical results during the period indicated and should not be considered indicative of future stockholder returns.

Item 6. Selected Financial Data.

The selected statements of operations data for each of the years ended December 31, 2018, 2017 and 2016 and the selected balance sheet data as of December 31, 2018 and 2017 have been derived from our audited financial statements included elsewhere in this Annual Report on Form 10-K. The selected statements of operations data for the years ended December 31, 2015 and 2014, and the balance sheet data as of December 31, 2016, 2015 and 2014 have been derived from our audited financial statements not included in this Annual Report on Form 10-K.

	Year Ended December 31,
	2018	2017	2016	2015	2014
	(In thousands, except per share amounts)
Statements of Operations Data:
Revenues
Commissions (1)	$390,834	$355,282	$332,307	$266,221	$221,138
Information services (2)	28,227	25,806	23,269	22,585	24,895
Post-trade services (3)	15,346	11,090	10,812	11,648	13,489
Other (4)	1,158	1,244	1,342	1,739	1,772
Total revenues	435,565	393,422	367,730	302,193	261,294

Expenses
Employee compensation and benefits	109,117	102,313	96,625	83,856	74,995
Depreciation and amortization	23,080	19,274	17,838	18,542	17,379
Technology and communications	23,866	20,048	17,275	15,916	17,685
Professional and consulting fees	21,521	19,367	17,175	13,043	14,375
Occupancy	14,176	6,125	4,681	4,685	4,381
Marketing and advertising	12,114	9,762	8,934	6,148	5,769
Clearing costs (5)	7,754	5,797	6,060	3,313	1,329
General and administrative	11,353	11,121	9,157	9,261	7,895
Total expenses	222,981	193,807	177,745	154,764	143,808
Operating income	212,584	199,615	189,985	147,429	117,486
Other income (expense)
Investment income	6,112	3,619	2,137	905	543
Other, net (6)	(610)	(1,466)	(520)	(434)	507
Total other income	5,502	2,153	1,617	471	1,050
Income before income taxes	218,086	201,768	191,602	147,900	118,536
Provision for income taxes	45,234	53,679	65,430	51,863	43,730
Net income	$172,852	$148,089	$126,172	$96,037	$74,806

Net income per common share
Basic	$4.68	$4.02	$3.42	$2.62	$2.03
Diluted	$4.57	$3.89	$3.34	$2.55	$1.97

Cash dividends declared per common share	$1.68	$1.32	$1.04	$0.80	$0.64

Weighted average number of shares of common stock outstanding:
Basic	36,958	36,864	36,844	36,690	36,930
Diluted	37,855	38,038	37,738	37,637	37,889

	As of December 31,
	2018	2017	2016	2015	2014
Balance Sheet Data:	(In thousands)
Cash, cash equivalents and investments	$486,427	$406,535	$362,647	$284,434	$233,787
Working capital (7)	477,632	410,248	363,787	283,383	226,854
Total assets	695,539	581,232	528,042	439,041	379,884

(1)	Commissions include monthly distribution fees and trading commissions.
(2)

Information services revenues include data licensed to our broker-dealer clients, institutional investor clients and data-only subscribers, as well as professional consulting services, technology software licenses and maintenance and support services.

(3)	Post-trade services revenues include revenue from trade matching and regulatory transaction reporting services.
(4)	Other revenues consist primarily of telecommunications line charges to broker-dealer clients.
(5)	Clearing costs consist of fees charged by third-party clearing brokers for the clearing and settlement of matched principal trades.
(6)

Other, net consists of unrealized gains or losses on trading security investments, realized gains and losses on investments, foreign currency transaction gains or losses, investment advisory fees and other miscellaneous revenues and expenses.

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with “Selected Financial Data” and our consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K. In addition to historical information, this discussion and analysis contains forward-looking statements relating to future events and the future performance of MarketAxess that are based on our current expectations, assumptions, estimates and projections about us and our industry. These forward-looking statements involve risks and uncertainties. Our actual results and timing of various events could differ materially from those anticipated in such forward-looking statements as a result of a variety of factors, as more fully described in this section, in “Item 1A. Risk Factors” and elsewhere in this Annual Report on Form 10-K. Except as may be required by applicable law, we undertake no obligation to update publicly any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.

Executive Overview

MarketAxess operates a leading electronic trading platform that enables fixed-income market participants to efficiently trade corporate bonds and other types of fixed-income instruments using our patented trading technology. Over 1,500 institutional investor and broker-dealer firms are active users of our trading platform, accessing global liquidity in U.S. high-grade corporate bonds, emerging markets and high-yield bonds, European bonds, U.S. agency bonds, municipal bonds, credit default swaps and other fixed-income securities. Through our Open Trading protocols, we execute bond trades between and among institutional investor and broker-dealer clients in an all-to-all anonymous trading environment in which we act as the matched principal counterparty. We also offer a number of trading-related products and services, including: Composite+ pricing and other market data products to assist clients with trading decisions; auto-execution and other execution services for clients requiring specialized workflow solutions; connectivity solutions that facilitate straight-through processing; and technology services to optimize trading environments. Through our Trax® division, we also offer a range of pre- and post-trade services, including trade matching, trade publication, regulatory transaction reporting and market and reference data across a range of fixed-income and other products.

Our platform’s innovative technology solutions are designed to increase the number of potential trading counterparties on our electronic trading platform and create a menu of solutions to address different trade sizes and bond liquidity characteristics.  Our traditional RFQ model allows our institutional investor clients to simultaneously request competing, executable bids or offers from our broker-dealer clients and execute trades with the broker-dealer of their choice from among those that choose to respond. Our Open Trading protocols complement our request-for-quote model by increasing the number of potential counterparties and improving liquidity by allowing all participants to interact anonymously in an all-to-all trading environment. Clients can use our auto-execution technology with both our traditional RFQ and Open Trading protocols, thereby using rules-based execution to connect to diverse sources of liquidity while reducing trading inefficiencies and human errors. Our platform also provides our broker-dealer clients a solution that enables them to efficiently reach our institutional investor clients for the distribution and trading of bonds.

We derive revenue from commissions for trades executed on our platform, information services, post-trade services and other revenues. Our expenses consist of employee compensation and benefits, depreciation and amortization, technology and communication expenses, professional and consulting fees, occupancy, marketing and advertising, clearing costs and other general and administrative expenses.

Our objective is to provide the leading global electronic trading platform for fixed-income securities, connecting broker-dealers and institutional investors more easily and efficiently, while offering a broad array of information, trading and technology services to market participants across the trading cycle. The key elements of our strategy are:

•	to use our broad network of over 1,500 active institutional investor and broker-dealer participants to drive more clients to our leading electronic fixed-income trading platform;
•

to increase the secondary market liquidity on our trading platform by deploying innovative technology solutions, such as our Open Trading protocols, to increase the number of potential trading counterparties on our platform and to address different trade sizes, bond liquidity characteristics and trading preferences;

•

to continue to develop innovative next-generation technologies that will allow our clients to further automate and improve the performance of their trading desks through increased liquidity, enhanced trading efficiencies and the ability to identify trends within the bond market;

•

to expand and strengthen our existing service, data and analytical offerings throughout the trading cycle so that we are more fully integrated into the workflow of our broker-dealer and institutional investor clients; and

•

to increase and supplement our internal growth by entering into strategic alliances, or acquiring businesses or technologies that will enable us to enter new markets, provide new products or services, or otherwise enhance the value of our platform to our clients.

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

In 2018, our business faced a mix of trading environments that impacted our market share and trading volumes.  In the first quarter, the trading environment was generally supportive of our business due to a number of factors, including increased volatility resulting from the end of quantitative easing in the U.S. and Europe, higher interest rates and a reduced trading emphasis on new bond issues in favor of the secondary markets in which we operate.  In the second and third quarters, however, overall trading conditions were less favorable as credit spreads narrowed, volatility declined and there was an increase in the issuance of new high-grade corporate bond issues. Trading conditions improved considerably in September and the fourth quarter as credit spreads widened and credit spread volatility increased.  New issue activity was lighter than normal, and investment managers experienced significant outflows, resulting in increased secondary trading volumes. In addition, the increase in yields and flattening of the yield curve in 2018 resulted in lower duration of bonds traded on the platform, which negatively impacted our fee capture rate.

Our results of operations are also impacted by the overall level of activity in our core products. In 2018, market volumes in the U.S. high-grade market increased 5% compared to 2017 driven by the increased market volatility, trade war tensions and the year-over-year decline of U.S. high-grade new issuance of 10%.  International demand for U.S. high-grade bonds also declined in 2018 as a result of an increase in foreign exchange hedging costs.  Estimated secondary markets trading volumes for U.S. high-yield bonds, emerging market bonds and Eurobonds, however, declined compared to 2017 as a slowing global economy lead to wider credit spreads and a greater emphasis on risk reduction.  As a result, secondary market liquidity was tighter, which contributed to the year-over-year market volume decline for these products.

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

Following the global financial crisis and other recent events in the financial industry, governments and regulators in both the United States and Europe called for increased regulation and transparency in the over-the-counter markets. As a result, the Dodd-Frank Act was enacted in 2010 and, among other things, mandated the clearing of swaps through regulated central clearing organizations and mandatory trading of those instruments through either regulated exchanges or SEFs, in each case, subject to certain key exceptions.

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

Since the presidential election in November 2016, however, the U.S. has pursued a path of financial deregulation and has rolled back certain provisions of the Dodd-Frank Act. There has also been a growing focus on U.S. capital markets regulations as the U.S. Department of the Treasury issued a report with recommendations to improve corporate bond liquidity and the regulations that implement the Volcker Rule. In 2017, the SEC established a Fixed Income Market Structure Advisory Committee in order to provide the SEC with diverse perspectives on the structure and operations of the U.S. fixed-income markets, as well as advice and recommendations on matters related to fixed-income market structure.

In Europe, MiFID II and MiFIR were implemented in January 2018 and introduced significant changes in market structure designed to: (i) enhance pre- and post-trade transparency for fixed-income instruments with the scope of requirements calibrated for liquidity, (ii) increase and enhance post-trade reporting obligations with a requirement to submit post-trade data to an ARM, (iii) ensure trading of certain derivatives occurs on regulated trading venues and (iv) establish a consolidated tape for trade data. MiFID II has caused us to expend significantly more compliance, business and technology resources, incur additional operational costs and create additional regulatory exposure for our trading and post-trade services businesses. While we generally believe the net impact of the rules and regulations may be positive for our businesses, unintended consequences of the rules and regulations may adversely affect us in ways yet to be determined.

In March 2017, the U.K. notified the European Council of its intention to leave the E.U. (commonly referred to as “Brexit”). By invoking Article 50 of the Lisbon Treaty, the U.K. is currently set to leave the E.U. in March 2019.  Following Brexit, our U.K. subsidiaries will not be able to rely on the existence of a “passporting” regime that allows immediate access to the single E.U. market. Although current discussions between the U.K. and the E.U. regarding a transitional period following March 2019 envisage a temporary continuation of the existing passporting rights during such period, we have established new subsidiaries in the E.U. in order to provide our trading platform and certain post-trade services to clients in the E.U. following Brexit.

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

Information Services

We generate revenue from data licensed to our broker-dealer clients, institutional investor clients and data-only subscribers; professional consulting services; technology software licenses; and maintenance and support services. These revenues are either for subscription based services transferred over time or one-time services. Revenues transferred over time are recognized ratably over the contract period while revenues for services transferred at a point in time are recognized in the period the services are provided. Information services are invoiced monthly, quarterly, or annually; when billed in advance, information services revenues are deferred and recognized ratably over the contract period.

Post-trade Services

We generate revenue from regulatory transaction reporting, trade publication and trade matching services. Revenues are recognized in the period that the transactions are processed. When billed in advance, revenues are recognized ratably over the contract period.  We also generate revenue from one-time implementation fees which are recognized in the period the implementation is complete.

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

Expenses may grow in the future, notably in employee compensation and benefits, primarily due to additional headcount to support investment in new products and geographic expansion. See Item 2 of this Annual Report on Form 10-K for a discussion of our properties. However, we believe that operating leverage can be achieved by increasing volumes in existing products and adding new products without substantial additions to our infrastructure.

Other Income (Expense)

Investment Income. Investment income consists of income earned on our investments.

Other, Net. Other, net consists of unrealized gains or losses on trading security investments, realized gains or losses on investments, foreign currency transaction gains or losses, investment advisory fees and other miscellaneous revenues and expenses.

Critical Accounting Policies and Estimates

This Management’s Discussion and Analysis of Financial Condition and Results of Operations discusses our Consolidated Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the United States, also referred to as U.S. GAAP. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the reported amounts of income and expenses during the reporting periods. We base our estimates and judgments on historical experience and on various other factors that we believe are reasonable under the circumstances. Actual results may differ from these estimates under varying assumptions or conditions. Note 2 of the Notes to our Consolidated Financial Statements includes a summary of the significant accounting policies and methods used in the preparation of our Consolidated Financial Statements. Effective January 1, 2018, we adopted Revenue from Contracts with Customers ASU 2014-09 using the modified retrospective approach, which did not have a material impact on our Consolidated Financial Statements. There were no other significant changes to our critical accounting policies and estimates during the year ended December 31, 2018, as compared to those we disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K, as amended, for the year ended December 31, 2017.

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

Revenue Recognition

For further discussion related to revenue recognition, see the preceding “Trends in Our Business” section and Note 2 of the Notes to our Consolidated Financial Statements.

Stock-Based Compensation

We measure and recognize compensation expense for all share-based payment awards based on their estimated fair values measured as of the grant date. These costs are recognized as an expense in our Consolidated Statements of Operations over the requisite service period, which is typically the vesting period, with an offsetting increase to additional paid-in capital. Effective upon our adoption of ASU 2016-09 on January 1, 2017, “Improvements to Employee Share-Based Payment Accounting” (“ASU-2016-09”), we account for forfeitures as they occur. Prior to the adoption of ASU 2016-09, expected forfeitures were included in determining share-based compensation expense.

Income Taxes

Income taxes are accounted for using the asset and liability method. Deferred income taxes reflect the net tax effects of temporary differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when such differences are expected to reverse. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is recognized against deferred tax assets if it is more likely than not that such assets will not be realized in future years. We recognize interest and penalties related to unrecognized tax benefits in general and administrative expenses in our Consolidated Statements of Operations. Effective upon our adoption of ASU 2016-09, all tax effects related to share-based payments are recorded through tax expense in the periods during which the awards are exercised or vest. See Note 7 of the Notes to our Consolidated Financial Statements for further discussion related to income taxes.

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

Results of Operations

Year Ended December 31, 2018 Compared to Year Ended December 31, 2017

Overview

Total revenues increased by $42.2 million or 10.7% to $435.6 million for the year ended December 31, 2018 from $393.4 million for the year ended December 31, 2017. This increase in total revenues was primarily due to an increase in commission revenue of $35.6 million. A 2.7% change in the average foreign currency exchange rates of the British Pound Sterling compared to the U.S. dollar for the year ended December 31, 2018 had the effect of increasing revenues by $1.4 million for the year ended December 31, 2018.

Total expenses increased by $29.2 million or 15.1% to $223.0 million for the year ended December 31, 2018 from $193.8 million for the year ended December 31, 2017. This increase was primarily due to higher occupancy of $8.1 million, employee compensation and benefits of $6.8 million, depreciation and amortization of $3.8 million, technology and communication expenses of $3.8 million, marketing and advertising of $2.4 million and professional and consulting fees of $2.2 million. The change in the average foreign currency exchange rates had the effect of increasing expenses by $1.4 million for the year ended December 31, 2018.

Income before taxes increased by $16.3 million or 8.1% to $218.1 million for the year ended December 31, 2018 from $201.8 million for the year ended December 31, 2017. Net income increased by $24.8 million or 16.7 % to $172.9 million for the year ended December 31, 2018 from $148.1 million for the year ended December 31, 2017.

Revenues

Our revenues for the years ended December 31, 2018 and 2017, and the resulting dollar and percentage changes, were as follows:

	Year Ended December 31,
	2018		2017
	($ in thousands)
	$	% of Revenues	$	% of Revenues	$ Change	% Change
Commissions	$390,834	89.7%	$355,282	90.3%	$35,552	10.0%
Information services	28,227	6.5	25,806	6.6	2,421	9.4
Post-trade services	15,346	3.5	11,090	2.8	4,256	38.4
Other	1,158	0.3	1,244	0.3	(86)	(6.9)
Total revenues	$435,565	100.0%	$393,422	100.0%	$42,143	10.7%

Commissions

Our commission revenues for the years ended December 31, 2018 and 2017, and the resulting dollar and percentage changes, were as follows:

	Year Ended December 31,
	2018	2017	$ Change	% Change
	($ in thousands)
Variable transaction fees
U.S. high-grade	$144,642	$137,034	$7,608	5.6%
Other credit	147,148	140,492	6,656	4.7
Liquid products	2,146	2,277	(131)	(5.8)
Total variable transaction fees	293,936	279,803	14,133	5.1
Distribution fees
U.S. high-grade	72,135	64,709	7,426	11.5
Other credit	24,077	10,154	13,923	137.1
Liquid products	686	616	70	11.4
Total distribution fees	96,898	75,479	21,419	28.4
Total commissions	$390,834	$355,282	$35,552	10.0%

Variable Transaction Fees

The following table shows the extent to which the increase in variable commissions for the year ended December 31, 2018 was attributable to changes in transaction volumes and variable transaction fees per million:

	Change from the Year Ended December 31, 2017
	U.S. High-Grade	Other Credit	Liquid Products	Total
	($ in thousands)
Volume increase	$17,131	$36,818	$4	$53,953
Variable transaction fee per million decrease	(9,523)	(30,162)	(135)	(39,820)
Total increase (decrease) in variable commissions	$7,608	$6,656	$(131)	$14,133

 Our trading volume for each of the years presented was as follows:

	Year Ended December 31,
	2018	2017	$ Change	% Change
	($ in millions)
Trading Volume Data
U.S. high-grade - fixed rate	$867,518	$791,194	$76,324	9.6%
U.S. high-grade - floating rate	60,654	33,839	26,815	79.2
Total U.S. high-grade	928,172	825,033	103,139	12.5
Other credit	731,888	579,912	151,976	26.2
Liquid products	53,479	53,383	96	0.2
Total	$1,713,539	$1,458,328	$255,211	17.5%

Number of U.S. Trading Days	249	250
Number of U.K. Trading Days	253	252

For volume reporting purposes, transactions in foreign currencies are converted to U.S. dollars at average monthly rates. The 12.5% increase in our U.S. high-grade volume was principally due to an increase in our estimated market share coupled with growth in estimated overall market volume. Our estimated market share of total U.S. high-grade corporate bond volume increased to 18.1% for the year ended December 31, 2018 from 16.9% for the year ended December 31, 2017. Estimated U.S. high-grade TRACE volume increased by 5.2% to $5.1 trillion for the year ended December 31, 2018 from $4.9 trillion for the year ended December 31, 2017.

Other credit volumes increased by 26.2% for the year ended December 31, 2018 compared to the year ended December 31, 2017, primarily due to increases of 30.7% in Eurobond volume, 26.7% in high-yield bond volume and 23.3% in emerging markets bond volume. Our estimated market share of U.S. high-yield TRACE volume increased to 8.9% for the year ended December 31, 2018 from 6.8% for the year ended December 31, 2017.

Our average variable transaction fee per million for the years ended December 31, 2018 and 2017 was as follows:

	Year Ended December 31,
	2018	2017
Average Variable Transaction fee per million
U.S. high-grade - fixed rate	$161	$170
U.S. high-grade - floating rate	87	65
Total U.S. high-grade	156	166
Other credit	201	242
Liquid products	40	43
Total	172	192

Total U.S. high-grade average variable transaction fee per million decreased to $156 per million for the year ended December 31, 2018 from $166 per million for the year ended December 31, 2017, mainly due to a decrease in the duration of bonds traded and the migration of certain of our broker-dealer clients from an all-variable fee plan to a plan that incorporates a monthly distribution fee. Other credit average variable transaction fee per million decreased to $201 per million for the year ended December 31, 2018 from $242 million for the year ended December 31, 2017, mainly due to Eurobond fee schedule reductions implemented effective January 1, 2018, a decrease in high-yield average variable fee per million as a result of the change in the structure of our high-yield fee plan options implemented in August 2017 and a larger percentage of trading volume in emerging market bonds that command lower fees per million.

Distribution Fees

U.S. high-grade distribution fees increased $7.4 million principally due to the migration of certain of our broker-dealer clients from an all-variable fee plan to a plan that incorporates a monthly distribution fee. The $13.9 million increase in Other credit distribution fees principally relates to distribution fees under the high-yield fee plan structure implemented in August 2017 and a $3.1 million increase in unused monthly fee commitments.

Information Services. Information services revenue increased $2.4 million for the year ended December 31, 2018. The increase is attributable to revenue from new data contracts of $2.0 million and the positive impact of foreign exchange of $0.4 million.

Post-Trade Services. Post-trade services revenue increased $4.3 million for the year ended December 31, 2018 principally due to an increase of $3.7 million in trade publication services revenue and $1.2 million in regulatory transaction reporting services revenue, offset by a decrease of $1.1 million related to MiFID II implementation services and the positive impact of foreign exchange of $0.4 million. Our transaction reporting business processed 0.9 billion transactions for the year ended December 31, 2018 compared to 1.0 billion for the year ended December 31, 2017. Revenue from new customers and services and changes in pricing plans more than offset the decline in revenue related to the decreased number of reported transactions.

Other. Other revenue was $1.2 million for each of the years ended December 31, 2018 and 2017.

Expenses

Our expenses for the years ended December 31, 2018 and 2017, and the resulting dollar and percentage changes, were as follows:

	Year Ended December 31,
	2018		2017
	($ in thousands)
	$	% of Revenues	$	% of Revenues	$ Change	% Change
Expenses
Employee compensation and benefits	$109,117	25.1%	$102,313	26.0%	$6,804	6.7%
Depreciation and amortization	23,080	5.3	19,274	4.9	3,806	19.7
Technology and communications	23,866	5.5	20,048	5.1	3,818	19.0
Professional and consulting fees	21,521	4.9	19,367	4.9	2,154	11.1
Occupancy	14,176	3.3	6,125	1.6	8,051	131.4
Marketing and advertising	12,114	2.8	9,762	2.5	2,352	24.1
Clearing costs	7,754	1.8	5,797	1.5	1,957	33.8
General and administrative	11,353	2.6	11,121	2.8	232	2.1
Total expenses	$222,981	51.2%	$193,807	49.3%	$29,174	15.1%

Employee Compensation and Benefits. Employee compensation and benefits increased by $6.8 million primarily due to a $3.1 million increase in salaries, taxes and benefits on higher employee headcount, higher employee incentive compensation of $2.4 million, which is tied to operating performance, and an increase of $1.3 million in stock-based compensation resulting from higher employee equity awards in 2018. The total number of employees increased to 454 as of December 31, 2018 from 429 as of December 31, 2017.

Depreciation and Amortization. Depreciation and amortization increased by $3.8 million primarily due to higher amortization of software development costs of $1.9 million, depreciation of production hardware of $1.0 million and amortization of software licenses of $0.9 million. For the years ended December 31, 2018 and 2017, $35.9 million and $12.1 million, respectively, of equipment purchases and leasehold improvements and $11.7 million and $13.5 million, respectively, of software development costs were capitalized. In 2018, we incurred capital expenditures of $25.1 million related to the build-out of our new headquarters in New York City.

Technology and Communications. Technology and communications expenses increased by $3.8 million primarily due to increases in market data costs of $1.2 million, software as a service costs of $0.9 million, data center hosting of $0.8 million and technology license and maintenance costs of $0.6 million.

Professional and Consulting Fees. Professional and consulting fees increased by $2.2 million primarily due to higher non-IT consulting fees of $1.0 million, increased recruiting fees of $0.6 million and IT consulting fees of $0.4 million.

Occupancy. Occupancy costs increased by $8.1 million due to duplicate rent expense of $7.3 million during the build-out phase of our new headquarters in New York City and an increase of $0.7 million for the lease of additional office space to accommodate our increased headcount. We relocated to our new headquarters in January 2019.

Marketing and Advertising. Marketing and advertising expenses increased by $2.4 million primarily due to higher advertising and promotion costs of $2.1 million.

Clearing Costs. Clearing costs increased by $2.0 million due to higher Open Trading volume. Third-party clearing costs as a percentage of matched principal trading revenue decreased to 11.8% for the year ended December 31, 2018 from 12.7% for the year ended December 31, 2017.

General and Administrative. General and administrative expenses were $11.4 million and $11.1 million for the years ended December 31, 2018 and 2017, respectively.

Other Income (Expense)

Our other income for the three months ended December 31, 2018 and 2017, and the resulting dollar and percentage changes, were as follows:

	Year Ended December 31,
	2018		2017
	($ in thousands)

	$	% of Revenues	$	% of Revenues	$ Change	% Change
Investment income	$6,112	1.4%	$3,619	0.9%	$2,493	68.9%
Other, net	(610)	(0.1)	(1,466)	(0.4)	856	(58.4)
Total other income	$5,502	1.3%	$2,153	0.5%	$3,349	155.6%

Investment income increased by $2.5 million primarily due to higher investment balances and an increase in interest rates in 2018. Other, net increased by $0.9 million primarily due to sales tax refunds of $0.8 million.

Provision for Income Tax. On December 22, 2017, the Tax Act was enacted into law. The Tax Act significantly revised the U.S. corporate income tax regime by, among other things, lowering the U.S. federal corporate income tax rate from 35% to 21%, implementing a territorial tax system and imposing a repatriation tax on deemed earnings of foreign subsidiaries. We recorded a provisional tax charge in 2017 of $11.7 million, composed of $6.7 million to re-measure U.S. deferred tax assets and $5.0 million for the repatriation tax on accumulated undistributed foreign earnings. During the year ended December 31, 2018, we reduced the provisional tax charge by $0.4 million as a result of new regulatory guidance and changes in interpretations and assumptions made by us.

Our consolidated effective tax rate for the year ended December 31, 2018 was 20.7%, compared to 26.6% for the year ended December 31, 2017. The tax provision for the year ended December 31, 2018 reflected a reduction in the federal corporate income tax rate and other changes associated with the Tax Act and $5.6 million of excess tax benefits related to share-based compensation awards that vested or were exercised during the year. The income tax provision for the year ended December 31, 2017 included $26.1 million of excess tax benefits related to share-based compensation awards offset by the provisional tax charge of $11.7 million related to the enactment of the Tax Act. Our consolidated effective tax rate can vary from period to period depending on the geographic mix of our earnings, changes in tax legislation and tax rates and the amount and timing of excess tax benefits related to share-based payments, among other factors.

As of December 31, 2018, we had restricted U.S. federal net operating loss carryforwards of approximately $2.9 million. The utilization of our restricted U.S. federal net operating loss carryforwards is subject to an annual limitation determined by Section 382 of the Internal Revenue Code. See Note 7 of the Notes to our Consolidated Financial Statements for further discussion related to income taxes.

Year Ended December 31, 2017 Compared to Year Ended December 31, 2016

Overview

Total revenues increased by $25.7 million or 7.0% to $393.4 million for the year ended December 31, 2017 from $367.7 million for the year ended December 31, 2016. This increase in total revenues was primarily due to an increase in commission revenue of $23.0 million. A 4.0% change in the average foreign currency exchange rates of the British Pound Sterling compared to the U.S. dollar for the year ended December 31, 2017 had the effect of decreasing revenues by $2.3 million for the year ended December 31, 2017.

Total expenses increased by $16.1 million or 9.0% to $193.8 million for the year ended December 31, 2017 from $177.7 million for the year ended December 31, 2016. This increase was primarily due to higher employee compensation and benefits of $5.7 million, technology and communication expenses of $2.8 million, professional and consulting fees of $2.2 million, general and administrative costs of $2.0 million, occupancy of $1.4 million and depreciation and amortization of $1.4 million. The change in the average foreign currency exchange rates had the effect of decreasing expenses by $2.2 million for the year ended December 31, 2017.

Income before taxes increased by $10.2 million or 5.3% to $201.8 million for the year ended December 31, 2017 from $191.6 million for the year ended December 31, 2016. Net income increased by $21.9 million or 17.4% to $148.1 million for the year ended December 31, 2017 from $126.2 million for the year ended December 31, 2016.

Revenues

Our revenues for the years ended December 31, 2017 and 2016, and the resulting dollar and percentage changes, were as follows:

	Year Ended December 31,
	2017		2016
	($ in thousands)
	$	% of Revenues	$	% of Revenues	$ Change	% Change
Commissions	$355,282	90.3%	$332,307	90.4%	$22,975	6.9%
Information services	25,806	6.6	23,269	6.3	2,537	10.9
Post-trade services	11,090	2.8	10,812	2.9	278	2.6
Other	1,244	0.3	1,342	0.4	(98)	(7.3)
Total revenues	$393,422	100.0%	$367,730	100.0%	$25,692	7.0%

Commissions

Our commission revenues for the years ended December 31, 2017 and 2016, and the resulting dollar and percentage changes, were as follows:

	Year Ended December 31,
	2017	2016	$ Change	% Change
	($ in thousands)
Variable transaction fees
U.S. high-grade	$137,034	$135,295	$1,739	1.3%
Other credit	140,492	129,976	10,516	8.1
Liquid products	2,277	2,795	(518)	(18.5)
Total variable transaction fees	279,803	268,066	11,737	4.4
Distribution fees
U.S. high-grade	64,709	58,705	6,004	10.2
Other credit	10,154	4,783	5,371	112.3
Liquid products	616	753	(137)	(18.2)
Total distribution fees	75,479	64,241	11,238	17.5
Total commissions	$355,282	$332,307	$22,975	6.9%

Variable Transaction Fees

The following table shows the extent to which the increase in variable commissions for the year ended December 31, 2017 was attributable to changes in transaction volumes and variable transaction fees per million:

	Change from the Year Ended December 31, 2016
	U.S. High-Grade	Other Credit	Liquid Products	Total
	($ in thousands)
Volume increase (decrease)	$17,495	$18,762	$(705)	$35,552
Variable transaction fee per million (decrease) increase	(15,756)	(8,246)	187	(23,815)
Total increase (decrease) in variable commissions	$1,739	$10,516	$(518)	$11,737

Our trading volume for each of the years presented was as follows:

	Year Ended December 31,
	2017	2016	$ Change	% Change
	($ in millions)
Trading Volume Data
U.S. high-grade - fixed rate	$791,194	$704,648	$86,546	12.3%
U.S. high-grade - floating rate	33,839	25,917	7,922	30.6
Total U.S. high-grade	825,033	730,565	94,468	12.9
Other credit	579,912	506,762	73,150	14.4
Liquid products	53,383	71,375	(17,992)	(25.2)
Total	$1,458,328	$1,308,702	$149,626	11.4%

Number of U.S. Trading Days	250	250
Number of U.K. Trading Days	252	253

For volume reporting purposes, transactions in foreign currencies are converted to U.S. dollars at average monthly rates. The 12.9% increase in our U.S. high-grade volume was principally due to an increase in our estimated market share coupled with growth in estimated overall market volume. Our estimated market share of total U.S. high-grade corporate bond volume increased to 16.9% for the year ended December 31, 2017 from 16.0% for the year ended December 31, 2016. Estimated U.S. high-grade TRACE volume increased by 7.0% to $4.9 trillion for the year ended December 31, 2017 from $4.6 trillion for the year ended December 31, 2016.

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

Total U.S. high-grade average variable transaction fee per million decreased to $166 per million for the year ended December 31, 2017 from $185 per million for the year ended December 31, 2016. The decline was mainly due to an increase in the number of larger sized trades, the migration of certain of our broker-dealer clients from an all-variable fee plan to a plan that incorporates a monthly distribution fee and a decrease in the duration of bonds traded. Other credit average variable transaction fee per million decreased to $242 per million for the year ended December 31, 2017 from $256 per million from December 31, 2016, mainly due to a larger percentage of trading volume in emerging market bonds that command lower fees per million, as well as a decrease in high-yield average variable fee per million as a result of the change in the structure of our high-yield fee plan options implemented in August 2017.  The decrease in other credit average variable transaction fee per million was partially offset by an increase in Eurobond fees per million as a result of the change in the structure of our Eurobond fee plan that was implemented in the fourth quarter of 2016.

Distribution Fees

U.S. high-grade distribution fees increased $6.0 million principally due to the migration of certain of our broker-dealer clients from an all-variable fee plan to a plan that incorporates monthly a distribution fee. The $5.4 million increase in Other credit distribution fees principally relates to a $8.2 million increase in distribution fees under the high-yield fee plan structure implemented in August 2017 that allows our broker-dealer clients to elect a plan that incorporates a monthly distribution fee. This was offset by a decline of $3.2 million relating to the change in the Eurobond fee plan implemented in the fourth quarter of 2016.

Information Services. Information services revenue increased $2.5 million for the year ended December 31, 2017 due to higher data revenue.

Post-Trade Services. Post-trade services revenue increased $0.3 million for the year ended December 31, 2017 due to a $1.4 million increase in revenues associated with MiFID II implementation services which was offset by a decrease of $1.1 million in transaction reporting revenues. Our transaction reporting business processed approximately 1.0 billion transactions for the year ended December 31, 2017 compared to approximately 1.2 billion for the year ended December 31, 2016.

Other. Other revenue was $1.2 million and $1.3 million for the years ended December 31, 2017 and 2016, respectively.

Expenses

Our expenses for the years ended December 31, 2017 and 2016, and the resulting dollar and percentage changes, were as follows:

	Year Ended December 31,
	2017		2016
	($ in thousands)
	$	% of Revenues	$	% of Revenues	$ Change	% Change
Expenses
Employee compensation and benefits	$102,313	26.0%	$96,625	26.3%	$5,688	5.9%
Depreciation and amortization	19,274	4.9	17,838	4.9	1,436	8.1
Technology and communications	20,048	5.1	17,275	4.7	2,773	16.1
Professional and consulting fees	19,367	4.9	17,175	4.7	2,192	12.8
Occupancy	6,125	1.6	4,681	1.3	1,444	30.8
Marketing and advertising	9,762	2.5	8,934	2.4	828	9.3
Clearing costs	5,797	1.5	6,060	1.6	(263)	(4.3)
General and administrative	11,121	2.8	9,157	2.5	1,964	21.4
Total expenses	$193,807	49.3%	$177,745	48.3%	$16,062	9.0%

Employee Compensation and Benefits. Employee compensation and benefits increased by $5.7 million primarily due to a $7.1 million increase in salaries and benefits on higher employee headcount, offset by a lower employee incentive compensation of $1.2 million, which is tied to operating performance.  The total number of employees increased to 429 as of December 31, 2017 from 383 as of December 31, 2016.

Depreciation and Amortization. Depreciation and amortization increased by $1.4 million primarily due to a $1.2 million increase in amortization expense of leasehold improvements and higher amortization of software development costs of $0.6 million offset by a $0.3 million decrease in production hardware depreciation expense.  For the years ended December 31, 2017 and 2016, $12.1 million and $6.4 million, respectively, of equipment purchases and leasehold improvements and $13.5 million and $12.1 million, respectively, of software development costs were capitalized.

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

General and Administrative. General and administrative expenses increased by $2.0 million principally due to an increase in general travel and entertainment expenses of $0.8 million and an increase of $0.3 million in employee relocation expenses.

Other Income (Expense)

Our other income for the year ended December 31, 2017 and 2016, and the resulting dollar and percentage changes, were as follows:

	Year Ended December 31,
	2017		2016
	($ in thousands)

	$	% of Revenues	$	% of Revenues	$ Change	% Change

Investment income	$3,619	0.9%	$2,137	0.6%	$1,482	69.3%
Other, net	(1,466)	(0.4)	(520)	(0.1)	(946)	181.9
Total other income	$2,153	0.5%	$1,617	0.4%	$536	33.1%

Investment income increased by $1.5 million primarily due to higher investment balances and an increase in interest rates in 2017. Other, net decreased by $0.9 million due to a decrease in foreign currency transaction gains of $0.7 million.

Provision for Income Tax. Our consolidated effective tax rate for the year ended December 31, 2017 was 26.6%, compared to 34.1% for the year ended December 31, 2016. The tax provision for the year ended December 31, 2017 includes excess tax benefits of $26.1 million relating to a new standard for share-based payments accounting (ASU 2016-09) adopted effective January 1, 2017, offset by the provisional tax charge of $11.7 million related to the enactment of the Tax Act. Our consolidated effective tax rate can vary from period to period depending on the geographic mix of our earnings, changes in tax legislation and tax rates and the amount and timing of excess tax benefits related to share-based payments, among other factors.

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

The following table sets forth certain unaudited consolidated quarterly income statement data for the eight quarters ended December 31, 2018. In our opinion, this unaudited information has been prepared on a basis consistent with our annual financial statements and includes all adjustments (consisting only of normal recurring adjustments) necessary for a fair statement of the unaudited quarterly data. This information should be read in conjunction with our Consolidated Financial Statements and related Notes included in this Annual Report on Form 10-K. The results of operations for any quarter are not necessarily indicative of results that we may achieve for any subsequent periods.

	Three Months Ended
	Dec 31, 2018	Sep 30, 2018	Jun 30, 2018	Mar 31, 2018	Dec 31, 2017	Sep 30, 2017	Jun 30, 2017	Mar 31, 2017
	(In thousands, except per share amounts) (unaudited)
Revenues
Commissions	$101,436	$90,513	$96,113	$102,772	$87,975	$86,270	$87,015	$94,022
Information services	7,057	7,174	6,930	7,066	6,793	6,331	6,497	6,185
Post-trade services	3,675	3,475	3,620	4,576	3,467	2,678	2,489	2,456
Other	276	281	301	300	325	305	313	301
Total revenues	112,444	101,443	106,964	114,714	98,560	95,584	96,314	102,964

Expenses
Employee compensation and benefits	27,802	26,282	26,199	28,834	24,225	25,485	25,319	27,284
Depreciation and amortization	5,848	6,173	5,790	5,269	5,208	4,583	4,790	4,693
Technology and communications	6,415	5,879	5,793	5,779	5,606	5,035	4,822	4,585
Professional and consulting fees	5,353	5,685	5,426	5,057	5,455	5,547	4,086	4,279
Occupancy	3,844	3,528	3,467	3,337	1,504	1,795	1,422	1,404
Marketing and advertising	3,534	2,980	3,535	2,065	3,005	2,089	2,782	1,886
Clearing costs	2,257	1,760	2,012	1,725	1,477	1,476	1,517	1,327
General and administrative	3,426	2,744	2,708	2,475	3,243	2,939	2,591	2,348
Total expenses	58,479	55,031	54,930	54,541	49,723	48,949	47,329	47,806
Operating income	53,965	46,412	52,034	60,173	48,837	46,635	48,985	55,158
Other income (expense)
Investment income	1,926	1,635	1,383	1,168	1,068	964	840	747
Other, net	175	(250)	(207)	(328)	(534)	(382)	(252)	(298)
Total other income	2,101	1,385	1,176	840	534	582	588	449
Income before income taxes	56,066	47,797	53,210	61,013	49,371	47,217	49,573	55,607
Provision for income taxes	10,235	9,203	12,723	13,073	15,898	13,087	11,550	13,144
Net income	$45,831	$38,594	$40,487	$47,940	$33,473	$34,130	$38,023	$42,463

Net income per common share
Basic	$1.24	$1.04	$1.10	$1.30	$0.91	$0.93	$1.03	$1.15
Diluted	$1.21	$1.02	$1.07	$1.27	$0.88	$0.90	$1.00	$1.11

The following tables set forth trading volume and average variable transaction fee per million traded for the eight quarters ended December 31, 2018.

	Three Months Ended
	Dec 31, 2018	Sep 30, 2018	Jun 30, 2018	Mar 31, 2018	Dec 31, 2017	Sep 30, 2017	Jun 30, 2017	Mar 31, 2017
Trading Volume Data	(In millions)
U.S. high-grade - fixed rate	$223,737	$191,950	$215,308	$236,523	$191,411	$192,092	$195,717	$211,974
U.S. high-grade - floating rate	16,915	14,066	15,211	14,462	9,815	8,734	7,870	7,420
Total U.S. high-grade	240,652	206,016	230,519	250,985	201,226	200,826	203,587	219,394
Other credit	187,274	166,990	177,681	199,943	141,857	133,757	144,574	159,724
Liquid products	14,345	12,505	12,550	14,079	12,543	12,189	13,345	15,306
Total	$442,271	$385,511	$420,750	$465,007	$355,626	$346,772	$361,506	$394,424

	Three Months Ended
	Dec 31, 2018	Sep 30, 2018	Jun 30, 2018	Mar 31, 2018	Dec 31, 2017	Sep 30, 2017	Jun 30, 2017	Mar 31, 2017
Average Variable Transaction Fee Per Million
U.S. high-grade - fixed rate	$161	$162	$162	$158	$177	$174	$165	$166
U.S. high-grade - floating rate	70	91	96	94	73	67	63	55
Total U.S. high-grade	154	157	158	154	172	169	162	162
Other credit	208	198	196	202	213	235	257	261
Liquid products	41	39	39	41	42	45	43	41
Total	173	171	170	172	184	190	195	197

Number of U.S. trading days	61	63	64	61	62	63	63	62
Number of U.K. trading days	64	64	62	63	63	64	61	64

 Liquidity and Capital Resources

During the past three years, we have met our funding requirements through cash on hand and internally generated funds. Cash and cash equivalents and investments totaled $486.4 million at December 31, 2018.

In October 2015, we entered into a two-year amended and restated credit agreement (the “Credit Agreement”) that increased our borrowing capacity to an aggregate of $100.0 million. In October 2017, we amended the Credit Agreement and extended the maturity date to October 2018. The amended Credit Agreement also provided for two additional one-year extension options and modified certain borrowing terms and covenants. In October 2018, we exercised our first option to extend the maturity date to October 2019. Subject to satisfaction of certain specified conditions, we are permitted to upsize the borrowing capacity under the Credit Agreement by an additional $50.0 million. As of December 31, 2018, we had $1.7 million in letters of credit outstanding and $98.3 million in available borrowing capacity under the Credit Agreement.

During the past three years, our cash flows were as follows:

	Year Ended December 31,
	2018	2017	2016
	(In thousands)
Net cash provided by operating activities	$223,917	$168,035	$89,747
Net cash (used in) investing activities	(50,296)	(53,653)	(53,180)
Net cash (used in) financing activities	(92,673)	(117,068)	(65,294)
Effect of exchange rate changes on cash and cash equivalents	(1,640)	1,457	(2,758)
Net increase (decrease) for the period	$79,308	$(1,229)	$(31,485)

Cash Flows for the Year Ended December 31, 2018 Compared to Year Ended December 31, 2017

The $55.9 million increase in net cash provided by operating activities was primarily due to an increase in net income of $24.8 million, a decrease in net purchases of corporate debt trading investments of $17.9 million and a decrease in working capital of $14.5 million.

The $3.4 million decrease in net cash used in investing activities was primarily due to an increase in capital expenditures of $22.0 million offset by an increase in net proceeds from sales and maturities of securities available-for-sale of $25.3 million. Capital expenditures in 2018 included $25.1 million related to the build-out of our new headquarters in New York City.

The $24.4 million decrease in net cash used in financing activities was principally due to a decrease in withholding tax payments on restricted stock vesting and stock option exercises of $19.7 million and a decrease in repurchases of our common stock of $17.3 million, offset by an increase in cash dividends paid on common stock of $13.5 million.

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

Non-GAAP Financial Measures

We use a non-GAAP financial measure called “Free Cash Flow”. Free Cash Flow is defined as cash flow from operating activities excluding the net change in trading investments less expenditures for furniture, equipment and leasehold improvements and capitalized software development costs. We believe this non-GAAP financial measure is important in gaining an understanding of our financial strength and cash flow generation.

The table set forth below presents a reconciliation of our net cash provided by operating activities to Free Cash Flow, as defined, for the years ended December 31, 2018, 2017 and 2016:

	Year Ended December 31,
	2018	2017	2016
	(In thousands)
Net cash provided by operating activities	$223,917	$168,035	$89,747
Exclude: Net change in trading investments	(856)	17,081	74,195
Less: Purchases of furniture, equipment and leasehold improvements	(35,888)	(12,086)	(6,385)
Less: Capitalization of software development costs	(11,705)	(13,471)	(12,118)
Free Cash Flow	$175,468	$159,559	$145,439

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

Certain of our U.S. subsidiaries are registered as a broker-dealer or a SEF and therefore are subject to the applicable rules and regulations of the SEC and the CFTC. These rules contain minimum net capital requirements, as defined in the applicable regulations, and also may require a significant part of the registrants’ assets be kept in relatively liquid form. Certain of our foreign subsidiaries are regulated by the Financial Conduct Authority in the U.K. or other foreign regulators and must maintain financial resources, as defined in the applicable regulations, in excess of the applicable financial resources requirement. As of December 31, 2018, each of our subsidiaries that are subject to these regulations had net capital or financial resources in excess of their minimum requirements. As of December 31, 2018, our subsidiaries maintained aggregate net capital and financial resources that were $162.8 million in excess of the required levels of $15.0 million.

Each of our U.S. and foreign regulated subsidiaries are subject to local regulations which generally prohibit repayment of borrowings from our affiliates, paying cash dividends, making loans to our affiliates or otherwise entering into transactions that result in a significant reduction in regulatory net capital or financial resources without prior notification to or approval from such regulated entity’s principal regulator. As of December 31, 2018, the amount of unrestricted cash held by our non-U.S. subsidiaries was $93.3 million.

Pursuant to the Tax Act, all previously undistributed earnings have now been subject to U.S. Tax. Notwithstanding the U.S. taxation of these amounts, we consider our undistributed foreign earnings to be indefinitely reinvested outside of the U.S. and do not expect to incur any significant additional taxes related to such amounts.

We execute certain bond transactions between and among institutional investor and broker-dealer clients on a matched principal basis by serving as counterparty to both the buyer and the seller in trades which settle through third-party clearing brokers. Settlement typically occurs within one to two trading days after the trade date. Cash settlement of the transaction occurs upon receipt or delivery of the underlying instrument that was traded. Under securities clearing agreements with third party clearing brokers, we maintain collateral deposits with each clearing broker in the form of cash. As of December 31, 2018 and 2017, the amount of the collateral deposits included in prepaid expenses and other assets in our Consolidated Statements of Financial Condition was $1.1 million and $1.2 million, respectively. We are exposed to credit risk in the event a counterparty does not fulfill its obligation to complete a transaction or if there is a miscommunication or other error in executing a matched principal transaction. Pursuant to the terms of the securities clearing agreements, each third-party clearing broker has the right to charge us for any losses they suffer resulting from a counterparty failure on any of our trades. We did not record any liabilities or losses with regard to this right for the years ended December 31, 2018, 2017 and 2016.

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

Contractual Obligations and Commitments

As of December 31, 2018, we had the following contractual obligations and commitments:

	Payments due by period
	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 - years
	(In thousands)
Operating leases	$144,069	$9,764	$21,033	$17,805	$95,467
Foreign currency forward contract	107,327	107,327	—	—	—
Total	$251,396	$117,091	$21,033	$17,805	$95,467

We enter into foreign currency forward contracts to hedge the net investment in our U.K. subsidiaries. As of December 31, 2018, the notional value of the foreign currency forward contract outstanding was $107.3 million and the fair value of the liability was $1.0 million.

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

As of December 31, 2018, we had $236.0 million of investments in corporate bonds and U.S. treasuries that were classified as securities available-for-sale or trading securities. Adverse movements, such as a 10% decrease in the value of these securities or a downturn or disruption in the markets for these securities, could result in a substantial loss. In addition, principal gains and losses resulting from these securities could on occasion have a disproportionate effect, positive or negative, on our financial condition and results of operations for any particular reporting period.

See also Item 1A. Risk Factors, “Risks Related to Our Business Generally – Global Economic and Market Conditions – Global economic, political and market factors beyond our control could reduce demand for our services, and our profitability and business could suffer.”

Interest Rate Risk

Interest rate risk represents our exposure to interest rate changes with respect to our cash, cash equivalents and investments. As of December 31, 2018, our cash and cash equivalents and investments amounted to $486.4 million. A hypothetical 100 basis point decrease in interest rates would decrease our annual investment income by approximately $4.8 million, assuming no change in the amount or composition of our cash and cash equivalents.

As of December 31, 2018, a hypothetical 100 basis point increase or decrease in interest rates would decrease or increase the fair value of the available-for-sale investment portfolio by approximately $1.2 million, assuming no change in the amount or composition of the investments.  The hypothetical unrealized gain (loss) of $1.2 million would be recognized in other comprehensive income on the Consolidated Statements of Financial Condition.

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

During the year ended December 31, 2018, approximately 14.5% of our revenue and 28.6% of our expenses were denominated in currencies other than the U.S. dollar, most notably the British Pound Sterling.   Based on actual results over the past year, a hypothetical 10% increase or decrease in the U.S. dollar against all other currencies would have increased or decreased revenue by approximately $6.3 million and operating expenses by approximately $6.4 million.

Derivative Risk

Our limited derivative risk stems from our activities in the foreign currency forward contract market. We use this market to mitigate our U.S. dollar versus British Pound Sterling exposure that arises from the activities of our U.K. subsidiaries. As of December 31, 2018, the fair value of the notional amount of our foreign currency forward contract was $107.3 million. We do not speculate in any derivative instruments.

Credit Risk

Two of our subsidiaries, MarketAxess Corporation and MarketAxess Capital Limited, act as a matched principal counterparty in connection with the Open Trading transactions that we execute between clients. We act as an intermediary in these transactions by serving as counterparty to both the buyer and the seller in trades which then settle through a third-party clearing broker. Settlement typically occurs within one to two trading days after the trade date. Cash settlement of the transaction occurs upon receipt or delivery of the underlying instrument that was traded.

We are exposed to credit and performance risks in our role as matched principal trading counterparty to our Open Trading clients executing bond trades on our platform, including the risk that counterparties that owe us money or securities will not perform their obligations. These parties may default on their obligations to us due to bankruptcy, lack of liquidity, operational failure or other reasons. Adverse movements in the prices of securities that are the subject of these transactions can increase our risk. In connection with Open Trading or other anonymous protocols, we expect that the number of transactions in which we act as a matched principal will increase.

We have policies and procedures in place to identify and manage our credit risk.  In connection with the recent growth of our Open Trading protocols, we have implemented additional automated controls to help us manage our credit risk exposure.  There can be no assurance that the policies, procedures and automated controls we use to manage this credit risk will effectively mitigate our credit risk exposure. Some of our risk management procedures are reliant upon the evaluation of information regarding the fixed-income markets, our clients or other relevant matters that are publicly available or otherwise acquired from third party sources. Such information may not be accurate, complete, up-to-date or properly assessed and interpreted by us. If our risk management procedures fail, our business, financial condition and results of operations may be adversely affected. Furthermore, our insurance policies are unlikely to provide coverage for such risks.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2018. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework (2013).

Based on our assessment and those criteria, management concluded that the Company maintained effective internal control over financial reporting as of December 31, 2018.

The effectiveness of our internal control over financial reporting as of December 31, 2018 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of MarketAxess Holdings Inc.:

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated statements of financial condition of MarketAxess Holdings Inc. and its subsidiaries (the Company) as of December 31, 2018 and December 31, 2017, and the related consolidated statements of operations, comprehensive income, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2018, including the related notes (collectively referred to as the “consolidated financial statements”).  We also have audited the Company's internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and December 31, 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018 in conformity with accounting principles generally accepted in the United States of America.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Basis for Opinions

The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting.  Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits.  We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

February 20, 2019

We have served as the Company’s auditor since 2000.

MARKETAXESS HOLDINGS INC.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	As of
	December 31, 2018	December 31, 2017
	(In thousands, except share and per share amounts)
ASSETS
Cash and cash equivalents	$246,322	$167,014
Investments, at fair value	240,105	239,521
Accounts receivable, net of allowance of $80 and $178 as of December 31, 2018 and 2017, respectively	57,535	52,636
Goodwill and intangible assets, net of accumulated amortization	62,675	63,059
Furniture, equipment, leasehold improvements and capitalized software, net of accumulated depreciation and amortization	63,010	38,548
Prepaid expenses and other assets	22,468	18,717
Deferred tax assets, net	3,424	1,737
Total assets	$695,539	$581,232

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Accrued employee compensation	$39,053	$36,502
Income and other tax liabilities	16,432	13,061
Deferred revenue	2,810	2,660
Accounts payable, accrued expenses and other liabilities	29,366	14,241
Total liabilities	87,661	66,464

Commitments and Contingencies (Note 12)

Stockholders' equity
Preferred stock, $0.001 par value, 4,855,000 shares authorized, no shares issued and outstanding as of December 31, 2018 and 2017	—	—
Series A Preferred Stock, $0.001 par value, 110,000 shares authorized, no shares issued and outstanding as of December 31, 2018 and 2017	—	—
Common stock voting, $0.003 par value, 110,000,000 shares authorized, 40,540,349 shares and 40,402,059 shares issued and 37,639,917 shares and 37,620,736 shares outstanding as of December 31, 2018 and 2017, respectively	122	121
Common stock non-voting, $0.003 par value, 10,000,000 shares authorized, no shares issued and outstanding as of December 31, 2018 and 2017	—	—
Additional paid-in capital	341,860	331,081
Treasury stock - Common stock voting, at cost, 2,900,432 and 2,781,323 shares as of December 31, 2018 and 2017, respectively	(184,962)	(159,791)
Retained earnings	463,252	353,583
Accumulated other comprehensive loss	(12,394)	(10,226)
Total stockholders' equity	607,878	514,768
Total liabilities and stockholders' equity	$695,539	$581,232

The accompanying notes are an integral part of these consolidated financial statements.

MARKETAXESS HOLDINGS INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2018	2017	2016
	(In thousands, except per share amounts)
Revenues
Commissions	$390,834	$355,282	$332,307
Information services	28,227	25,806	23,269
Post-trade services	15,346	11,090	10,812
Other	1,158	1,244	1,342
Total revenues	435,565	393,422	367,730

Expenses
Employee compensation and benefits	109,117	102,313	96,625
Depreciation and amortization	23,080	19,274	17,838
Technology and communications	23,866	20,048	17,275
Professional and consulting fees	21,521	19,367	17,175
Occupancy	14,176	6,125	4,681
Marketing and advertising	12,114	9,762	8,934
Clearing costs	7,754	5,797	6,060
General and administrative	11,353	11,121	9,157
Total expenses	222,981	193,807	177,745
Operating income	212,584	199,615	189,985
Other income (expense)
Investment income	6,112	3,619	2,137
Other, net	(610)	(1,466)	(520)
Total other income	5,502	2,153	1,617
Income before income taxes	218,086	201,768	191,602
Provision for income taxes	45,234	53,679	65,430
Net income	$172,852	$148,089	$126,172

Net income per common share
Basic	$4.68	$4.02	$3.42
Diluted	$4.57	$3.89	$3.34

Cash dividends declared per common share	$1.68	$1.32	$1.04

Weighted average shares outstanding
Basic	36,958	36,864	36,844
Diluted	37,855	38,038	37,738

The accompanying notes are an integral part of these consolidated financial statements.

MARKETAXESS HOLDINGS INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
	2018	2017	2016
	(In thousands)
Net income	$172,852	$148,089	$126,172
Net cumulative translation adjustment and foreign currency exchange hedge, net of tax of $1,290, $(2,807) and $5,407, respectively	(2,078)	2,236	(7,037)
Net unrealized (loss) gain on securities available-for-sale, net of tax of $(23), $(39), and $24, respectively	(90)	(234)	38
Comprehensive income	$170,684	$150,091	$119,173

The accompanying notes are an integral part of these consolidated financial statements.

MARKETAXESS HOLDINGS INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

	Common Stock Voting	Additional Paid-In Capital	Treasury Stock - Common Stock Voting	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
	(In thousands)
Balance at December 31, 2015	$121	$321,215	$(93,405)	$168,011	$(5,229)	$390,713
Net income	—	—	—	126,172	—	126,172
Cumulative translation adjustment and foreign currency exchange hedge, net of tax	—	—	—	—	(7,037)	(7,037)
Unrealized net gain on securities available-for-sale, net of tax	—	—	—	—	38	38
Stock-based compensation	—	14,511	—	—	—	14,511
Exercise of stock options	—	2,299	—	—	—	2,299
Withholding tax payments on restricted stock vesting and stock option exercises	(1)	(5,172)	—	—	—	(5,173)
Excess tax benefits from stock-based compensation	—	9,458	—	—	—	9,458
Repurchases of common stock	—	—	(23,925)	—	—	(23,925)
Cash dividend on common stock	—	—	—	(39,043)	—	(39,043)
Balance at December 31, 2016	120	342,311	(117,330)	255,140	(12,228)	468,013
Net income	—	—	—	148,089	—	148,089
Cumulative translation adjustment and foreign currency exchange hedge, net of tax	—	—	—	—	2,236	2,236
Unrealized net (loss) on securities available-for-sale, net of tax	—	—	—	—	(234)	(234)
Stock-based compensation	—	14,421	—	—	—	14,421
Exercise of stock options	1	1,971	—	—	—	1,972
Withholding tax payments on restricted stock vesting and stock option exercises	—	(27,691)	—	—	—	(27,691)
Repurchases of common stock	—	—	(42,461)	—	—	(42,461)
Cumulative effect of change in accounting for employee share based payments	—	69	—	(52)	—	17
Cash dividend on common stock	—	—	—	(49,594)	—	(49,594)
Balance at December 31, 2017	121	331,081	(159,791)	353,583	(10,226)	514,768
Net income	—	—	—	172,852	—	172,852
Cumulative translation adjustment and foreign currency exchange hedge, net of tax	—	—	—	—	(2,078)	(2,078)
Unrealized net (loss) on securities available-for-sale, net of tax	—	—	—	—	(90)	(90)
Stock-based compensation	—	15,850	—	—	—	15,850
Exercise of stock options	1	2,972	—	—	—	2,973
Withholding tax payments on restricted stock vesting and stock option exercises	—	(8,043)	—	—	—	(8,043)
Repurchases of common stock	—	—	(25,171)	—	—	(25,171)
Cash dividend on common stock	—	—	—	(63,183)	—	(63,183)
Balance at December 31, 2018	$122	$341,860	$(184,962)	$463,252	$(12,394)	$607,878

The accompanying notes are an integral part of these consolidated financial statements.

MARKETAXESS HOLDINGS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2018	2017	2016
	(In thousands)
Cash flows from operating activities
Net income	$172,852	$148,089	$126,172
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	23,080	19,274	17,838
Stock-based compensation expense	15,850	14,421	14,511
Deferred taxes	(1,258)	6,590	(2,581)
Other	2,338	1,953	10,628
Changes in operating assets and liabilities:
(Increase) in accounts receivable	(5,117)	(2,353)	(10,429)
(Increase) in prepaid expenses and other assets	(3,791)	(7,039)	(2,125)
Decrease (increase) in trading investments	856	(17,081)	(74,195)
(Increase) in mutual funds held in rabbi trust	(933)	(1,839)	(1,327)
Increase in accrued employee compensation	2,551	1,719	5,487
Increase in income and other tax liabilities	2,965	5,770	3,221
Increase in deferred revenue	150	145	203
Increase (decrease) in accounts payable, accrued expenses and other liabilities	14,374	(1,614)	2,344
Net cash provided by operating activities	223,917	168,035	89,747
Cash flows from investing activities
Available-for-sale investments
Proceeds from maturities and sales	333,791	187,794	46,347
Purchases	(336,533)	(215,831)	(81,438)
Purchases of furniture, equipment and leasehold improvements	(35,888)	(12,086)	(6,385)
Capitalization of software development costs	(11,705)	(13,471)	(12,118)
Other	39	(59)	414
Net cash (used in) investing activities	(50,296)	(53,653)	(53,180)
Cash flows from financing activities
Cash dividend on common stock	(62,432)	(48,888)	(38,495)
Exercise of stock options	2,973	1,972	2,299
Withholding tax payments on restricted stock vesting and stock option exercises	(8,043)	(27,691)	(5,173)
Repurchases of common stock	(25,171)	(42,461)	(23,925)
Net cash (used in) financing activities	(92,673)	(117,068)	(65,294)
Effect of exchange rate changes on cash and cash equivalents	(1,640)	1,457	(2,758)
Cash and cash equivalents including restricted cash
Net increase (decrease) for the period	79,308	(1,229)	(31,485)
Beginning of period	168,150	169,379	200,864
End of period	$247,458	$168,150	$169,379

Supplemental cash flow information:
Cash paid during the year for income taxes	$47,208	$43,997	$58,268

The accompanying notes are an integral part of these consolidated financial statements.

marketaxess holdings inc.

notes to consolidated financial statements

1. Organization and Principal Business Activity

         MarketAxess Holdings Inc. (the “Company” or “MarketAxess”) was incorporated in the State of Delaware on April 11, 2000. Through its subsidiaries, MarketAxess operates a leading electronic trading platform that enables fixed-income market participants to efficiently trade corporate bonds and other types of fixed-income instruments using MarketAxess’ patented trading technology. Over 1,500 institutional investor and broker-dealer firms are active users of the MarketAxess trading platform, accessing global liquidity in U.S. high-grade corporate bonds, emerging markets and high-yield bonds, European bonds, U.S. agency bonds, municipal bonds, credit default swaps and other fixed-income securities. Through its Open TradingTM protocols, MarketAxess executes bond trades between and among institutional investor and broker-dealer clients in an all-to-all anonymous trading environment in which MarketAxess acts as the matched principal counterparty. MarketAxess also offers a number of trading-related products and services, including: Composite+ pricing and other market data products to assist clients with trading decisions; auto-execution and other execution services for clients requiring specialized workflow solutions; connectivity solutions that facilitate straight-through processing; and technology services to optimize trading environments. Through its Trax® division, the Company also offers a range of pre- and post-trade services, including trade matching, trade publication, regulatory transaction reporting and market and reference data across a range of fixed-income and other products.

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

Effective January 1, 2017, the Company adopted ASU 2016-09, “Improvements to Employee Share-Based Payment Accounting” (“ASU 2016-09”), which simplifies several aspects related to the accounting for share-based payment transactions, including the accounting for income taxes, statutory tax withholding requirements and classification on the statement of cash flows. Beginning January 1, 2017, the tax effects related to share-based payments were recorded through the income tax provision and the Company has elected to account for forfeitures as they occur. The adoption of ASU 2016-09 will cause volatility in the Company’s net income, effective tax rate and diluted earnings per share.  The volatility in future periods will depend on the Company’s stock price at the vesting date for restricted stock awards or exercise date for stock options and the number of awards that vest or are exercised in each period. Under the guidance, excess tax benefits from share-based compensation are included as an operating activity in the Company’s Consolidated Statements of Cash Flows. Prior period cash flows have been adjusted to conform to the new presentation.

Accounting Pronouncements, Not Yet Adopted as of December 31, 2018

In February 2016, the FASB issued ASU 2016-02, “Leases” (“ASU 2016-02”) requiring lessees to recognize lease assets and lease liabilities on the balance sheet for those leases previously classified as operating leases with lease terms greater than 12 months. ASU 2016-02 was effective for the Company beginning January 1, 2019. The Company expects to record new right-of-use assets of approximately $80.0 million, eliminate deferred rent of approximately $11.0 million and record lease liabilities associated with the future minimum payments required under operating leases of approximately $91.0 million. The presentation of occupancy expense and the pattern of expense recognition within the Consolidated Statements of Operations and Consolidated Statements of Cash Flows is expected to be consistent with the current lease accounting guidance.

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

Investments

The Company determines the appropriate classification of securities at the time of purchase which are recorded in the Consolidated Statements of Financial Condition on the trade date. Securities are classified as available-for-sale or trading. The Company’s available-for-sale investments are comprised of investment grade corporate debt securities. Available-for-sale investments are carried at fair value with the unrealized gains or losses reported in accumulated other comprehensive loss in the Consolidated Statements of Financial Condition. Trading investments include investment grade corporate debt securities and U.S. Treasuries and are carried at fair value, with realized and unrealized gains or losses included in other income in the Consolidated Statements of Operations.

The Company assesses whether an other-than-temporary impairment loss on the available-for-sale investments has occurred due to declines in fair value or other market conditions. The portion of an other-than-temporary impairment related to credit loss is recorded as a charge in the Consolidated Statements of Operations. The remainder is recognized in accumulated other comprehensive loss if the Company does not intend to sell the security and it is more likely than not that the Company will not be required to sell the security prior to recovery. No charges for other-than-temporary losses were recorded during the years ended December 31, 2018, 2017 and 2016.

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

The allowance for doubtful accounts was $0.1 million, $0.2 million and $0.1 million as of December 31, 2018, 2017 and 2016, respectively. The provision for bad debts was $0.2 million, $0.4 million and $0.2 million for the years ended December 31, 2018, 2017 and 2016, respectively. Write-offs and other charges against the allowance for doubtful accounts were $0.2 million, $0.1 million and $0.1 million for the years ended December 31, 2018, 2017 and 2016, respectively.

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

MARKETAXESS HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

Commission Revenue. The Company charges its broker-dealer clients variable transaction fees for trades executed on its platform and, under certain plans, distribution fees or monthly minimum fees to use the platform for a particular product area. Variable transaction fees are generally calculated as a percentage of the notional dollar volume of bonds traded on the platform and vary based on the type, size, yield and maturity of the bond traded. Under the Company’s disclosed trading transaction fee plans, bonds that are more actively traded or that have shorter maturities generally generate lower commissions, while bonds that are less actively traded or that have longer maturities generally command higher commissions. Variable transaction fees, distribution fees and unused monthly fee commitments are invoiced and recorded on a monthly basis.

For trades that the Company executes between and among institutional investor and broker-dealer clients on a matched principal basis by serving as counterparty to both the buyer and the seller, the Company earns its commission through the difference in price between the two trades. The commission is collected upon settlement of the trade, which typically occurs within one to two trading days after the trade date. The following table presents commission revenue by fee type for the three years ended December 31, 2018:

	Year Ended December 31,
	2018	2017	2016
	(In thousands)

Commission revenue by fee type
Variable transaction fees
Disclosed trading	$228,004	$234,143	$230,319
Open Trading - matched principal trading	65,932	45,660	37,747
Total variable transaction fees	293,936	279,803	268,066
Distribution fees and unused minimum fees	96,898	75,479	64,241
Total commissions	$390,834	$355,282	$332,307

MARKETAXESS HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Information services – Information services includes data licensed to the Company’s broker-dealer clients, institutional investor clients and data-only subscribers; professional and consulting services; technology software licenses; and maintenance and support services. The nature and timing of each performance obligation may vary as these contracts are either subscription based services transferred over time or one-time services that are transferred at a point in time. Revenues for services transferred over time are recognized ratably over the contract period as the Company’s performance obligation is met whereas revenues for services transferred at a point in time are recognized in the period the services are provided. Customers are generally billed monthly, quarterly, or annually; revenues billed in advance are deferred and recognized ratably over the contract period. The following table presents information services revenue by timing of recognition for the three years ended December 31, 2018:

	Year Ended December 31,
	2018	2017	2016
	(In thousands)

Information services revenue by timing of recognition
Services transferred over time	$27,475	$25,242	$22,011
Services transferred at a point in time	752	564	1,258
Total information services revenues	$28,227	$25,806	$23,269

Post-trade services – Post-trade services revenue is generated from regulatory transaction reporting, trade publication and trade matching services. Customers are generally billed monthly in arrears and revenue is recognized in the period transactions are processed. Revenues billed in advance are deferred and recognized ratably over the contract period. The Company also generates one-time implementation fees for onboarding clients which are invoiced and recognized in the period the implementation is completed. The following table presents post-trade services revenue by timing of recognition for the three years ended December 31, 2018:

	Year Ended December 31,
	2018	2017	2016
	(In thousands)
Post-trade services revenue by timing of recognition
Services transferred over time	$15,013	$9,657	$10,812
Services transferred at a point in time	333	1,433	—
Total post-trade services revenues	$15,346	$11,090	$10,812

Other revenues – Other revenues primarily includes revenue from telecommunications line charges to broker-dealer clients.

Contract liabilities consist of deferred revenues that the Company records when cash payments are received or due in advance of services to be performed. The revenue recognized from contract liabilities and the remaining balance is shown below:

	December 31, 2017	Payments received in advance of services to be performed	Revenue recognized for services performed during the period	Foreign Currency Translation	December 31, 2018
	(In thousands)
Information services	$1,763	$7,109	$(6,913)	$—	$1,959
Post-trade services	897	11,566	(11,561)	(51)	851
Total deferred revenue	$2,660	$18,675	$(18,474)	$(51)	$2,810

The majority of the Company’s contracts are short-term in nature with durations of less than one-year. For contracts extending beyond one year, the aggregate amount of the transaction price allocated to remaining performance obligations was $6.3 million as of December 31, 2018. The Company expects to recognize revenue associated with the remaining performance obligations over the next 18 months.

MARKETAXESS HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Stock-Based Compensation

The Company measures and recognizes compensation expense for all share-based payment awards based on their estimated fair values measured as of the grant date. These costs are recognized as an expense in the Consolidated Statements of Operations over the requisite service period, which is typically the vesting period, with an offsetting increase to additional paid-in capital. Effective upon the Company’s adoption of ASU 2016-09 on January 1, 2017, the Company accounts for forfeitures as they occur. Prior to the adoption of ASU 2016-09, expected forfeitures were included in determining share-based compensation expense.

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

On December 22, 2017, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act (“SAB 118”) to address the application of U.S. generally accepted accounting principles (“GAAP”) related to the enactment of the Tax Cuts and Jobs Act (the “Tax Act”).  SAB 118 allowed the Company to record a provisional amount when it did not have the necessary information available, prepared, or analyzed in reasonable detail to complete its accounting for the change in the tax law. The Company has completed its analysis within the one-year measurement period in accordance with SAB 118.

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

MARKETAXESS HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Reclassifications

Certain reclassifications have been made to the prior period’s Consolidated Financial Statements in order to conform to the current year presentation. The Company revised the format of the Consolidated Statements of Operations to separately present non-operating activities. Such activities include investment income, unrealized and realized gains (losses) on trading securities, foreign exchange gains (losses), investment advisory fees and other miscellaneous non-operating activities. Accordingly, the Company reclassified these amounts from the various revenue and expense line items to Other income (expense). The reclassifications had no effect on previously reported income before income taxes or net income.

3. Net Capital Requirements

Certain U.S. subsidiaries of the Company are registered as a broker-dealer or swap execution facility and therefore are subject to the applicable rules and regulations of the Securities and Exchange Commission and the Commodity Futures Trading Commission. These rules contain minimum net capital requirements, as defined in the applicable regulations, and also may require a significant part of the registrants’ assets be kept in relatively liquid form. Certain of the Company’s foreign subsidiaries are regulated by the Financial Conduct Authority in the U.K. or other foreign regulators and must maintain financial resources, as defined in the applicable regulations, in excess of the applicable financial resources requirement. As of December 31, 2018, each of the Company’s subsidiaries that are subject to these regulations had net capital or financial resources in excess of their minimum requirements. As of December 31, 2018, the Company’s subsidiaries maintained aggregate net capital and financial resources that were $162.8 million in excess of the required levels of $15.0 million.

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

	Level 1	Level 2	Level 3	Total
	(In thousands)
As of December 31, 2018
Money market funds	$112,529	$—	$—	$112,529
Securities available-for-sale
Corporate debt	—	146,966	—	146,966
Trading securities
Corporate debt	—	71,861	—	71,861
U.S. Treasuries	—	17,178	—	17,178
Mutual funds held in rabbi trust	—	4,100	—	4,100
Foreign currency forward position	—	(1,021)	—	(1,021)
Total	$112,529	$239,084	$—	$351,613

As of December 31, 2017
Money market funds	$88,562	$—	$—	$88,562
Securities available-for-sale
Corporate debt	—	145,052	—	145,052
Trading securities
Corporate debt	—	91,302	—	91,302
Mutual funds held in rabbi trust	—	3,167	—	3,167
Foreign currency forward position	—	(702)	—	(702)
Total	$88,562	$238,819	$—	$327,381

Securities classified within Level 2 were valued using a market approach utilizing prices and other relevant information generated by market transactions involving comparable assets. The foreign currency forward contracts are classified within Level 2 as the valuation inputs are based on quoted market prices. The mutual funds held in a rabbi trust represent investments associated with the deferred cash incentive plan (see Note 14). There were no financial assets classified within Level 3 during the years ended December 31, 2018 and 2017.

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

	As of December 31,
	2018	2017
	(In thousands)
Notional value	$106,306	$84,422
Fair value of notional	107,327	85,124
Fair value of the (liability)	$(1,021)	$(702)

MARKETAXESS HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following is a summary of the Company’s investments:

	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
	(In thousands)
As of December 31, 2018
Securities available-for-sale
Corporate debt	$147,556	$27	$(617)	$146,966

Trading securities
Corporate debt	72,274	8	(421)	71,861
U.S. Treasuries	16,953	225	—	17,178
Mutual funds held in rabbi trust	4,347	—	(247)	4,100
Total trading securities	93,574	233	(668)	93,139
Total investments	$241,130	$260	$(1,285)	$240,105

As of December 31, 2017
Securities available-for-sale
Corporate debt	$145,526	$9	$(483)	$145,052

Trading securities
Corporate debt	91,578	30	(306)	91,302
Mutual funds held in rabbi trust	2,729	438	—	3,167
Total trading securities	94,307	468	(306)	94,469
Total investments	$239,833	$477	$(789)	$239,521

The following table summarizes the fair value of the investments based upon the contractual maturities:

	As of December 31,
	2018	2017
	(In thousands)
Less than one year	$134,255	$130,738
Due in 1 - 5 years	105,850	108,783
Total	$240,105	$239,521

Proceeds from the sales and maturities of investments during the years ended December 31, 2018, 2017 and 2016 were $409.3 million, $219.2 million and $69.5 million, respectively. Net realized and unrealized gains or losses on trading securities were immaterial for the years ended December 31, 2018 and 2017.

MARKETAXESS HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table provides fair values and unrealized losses on corporate debt investments and by the aging of the securities' continuous unrealized loss position as of December 31, 2018 and 2017 respectively:

	Less than Twelve Months		Twelve Months or More		Total
	Estimated fair value	Gross unrealized losses	Estimated fair value	Gross unrealized losses	Estimated fair value	Gross unrealized losses
	(In thousands)
As of December 31, 2018
Corporate debt	$80,282	$(256)	$87,028	$(782)	$167,310	$(1,038)

As of December 31, 2017
Corporate debt	$177,114	$(536)	$26,476	$(253)	$203,590	$(789)

5. Goodwill and Intangible Assets

Goodwill and intangible assets with indefinite lives was $59.7 million as of both December 31, 2018 and 2017. Intangible assets that are subject to amortization, including the related accumulated amortization, are comprised of the following:

	December 31, 2018			December 31, 2017
	Cost	Accumulated amortization	Net carrying amount	Cost	Accumulated amortization	Net carrying amount
	(In thousands)
Technology	$5,770	$(5,770)	$—	$5,770	$(5,770)	$—
Customer relationships	5,634	(2,672)	2,962	5,647	(2,301)	3,346
Non-competition agreements	380	(380)	—	380	(380)	—
Tradenames	370	(370)	—	370	(370)	—
Total	$12,154	$(9,192)	$2,962	$12,167	$(8,821)	$3,346

Amortization expense associated with identifiable intangible assets was $0.4 million, $0.4 million and $ 0.7 million for the years ended December 31, 2018, 2017 and 2016, respectively. Estimated total amortization expense is $0.4 million for each year from 2019 through 2022 and $0.3 million for 2023.

MARKETAXESS HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

6. Capitalized Software, Furniture, Equipment and Leasehold Improvements

Capitalized software development costs, furniture, equipment and leasehold improvements, net of accumulated depreciation and amortization, are comprised of the following:

	As of December 31,
	2018	2017
	(In thousands)

Software development costs	$97,113	$86,129
Computer hardware and related software	42,705	35,945
Office hardware	5,909	4,575
Furniture and fixtures	5,385	2,347
Leasehold improvements	32,527	11,016
	183,639	140,012
Accumulated depreciation and amortization	(120,629)	(101,464)
Total	$63,010	$38,548

During the years ended December 31, 2018 and 2017, software development costs totaling $11.7 million and $13.5 million, respectively, were capitalized. Non-capitalized software costs and routine maintenance costs are expensed as incurred and are included in employee compensation and benefits and professional and consulting fees in the Consolidated Statements of Operations.

7. Income Taxes

The provision for income taxes consists of the following:

	Year Ended December 31,
	2018	2017	2016
	(In thousands)
Current:
Federal	$31,617	$36,045	$45,455
State and local	5,928	3,848	7,087
Foreign	8,862	7,234	6,166
Total current provision	46,407	47,127	58,708
Deferred:
Federal	(1,416)	6,171	5,884
State and local	(272)	661	1,141
Foreign	515	(280)	(303)
Total deferred provision	(1,173)	6,552	6,722
Provision for income taxes	$45,234	$53,679	$65,430

Pre-tax income from U.S. operations was $168.5 million, $165.2 million and $161.9 million for the years ended December 31, 2018, 2017 and 2016, respectively. Pre-tax income from foreign operations was $49.6 million, $36.6 million and $29.7 million for the years ended December 31, 2018, 2017 and 2016, respectively.

MARKETAXESS HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

On December 22, 2017, the Tax Act was enacted into law. The Tax Act significantly revised the U.S. corporate income tax regime by, among other things, lowering the U.S. federal corporate income tax rate from 35% to 21%, implementing a territorial tax system and imposing a repatriation tax on deemed earnings of foreign subsidiaries. The Company recorded a provisional tax charge in 2017 of $11.7 million, composed of $6.7 million to re-measure U.S. deferred tax assets and $5.0 million for the repatriation tax on accumulated undistributed foreign earnings. In 2018, the Company reduced the provisional tax charge by $0.4 million as a result of new regulatory guidance and changes in interpretations and assumptions made by the Company.

Pursuant to the Tax Act, all previously undistributed foreign earnings have now been subject to U.S. tax.  Notwithstanding the U.S. taxation of these amounts, the Company considers its undistributed foreign earnings to be indefinitely reinvested outside of the U.S. and does not expect to incur any significant additional taxes related to such amounts.

The difference between the Company’s reported provision for income taxes and the U.S. federal statutory rate of 21% is as follows:

	Year Ended December 31,
	2018	2017	2016

U.S. federal tax at statutory rate	21.0%	35.0%	35.0%
State and local taxes - net of federal benefit	2.0	1.5	2.9
Credits and deductions related to research activities	(0.3)	(1.2)	(1.3)
Foreign rate differential benefit	(0.5)	(2.9)	(2.3)
Excess tax benefit from stock-based compensation	(2.1)	(11.6)	—
Tax Cuts and Jobs Act provisional tax charge	(0.2)	5.8	—
Other, net	0.8	—	(0.2)
Provision for income taxes	20.7%	26.6%	34.1%

The following is a summary of the Company’s net deferred tax assets:

	As of December 31,
	2018	2017
	(In thousands)
Deferred tax assets:
U.S. net operating loss carryforwards	$603	$872
Capital loss carryforwards	—	4,648
Stock compensation expense	4,967	4,534
Other	2,966	1,143
Total deferred tax assets	8,536	11,197
Valuation allowance	—	(4,648)
Net deferred tax assets	8,536	6,549
Deferred tax liabilities:
Depreciation and amortization	(1,847)	(1,369)
Capitalized software development costs	(3,776)	(3,479)
Intangible assets	(898)	(967)
Deferred tax assets, net	$2,015	$734

  In 2001 and 2000, MarketAxess Holdings Inc. and MarketAxess Corporation had an ownership change within the meaning of Section 382 of the Internal Revenue Code. As of December 31, 2018, the Company had restricted U.S. federal net operating loss carryforwards of approximately $2.9 million related to the prior ownership change, which begin to expire in 2021. The Company’s net operating loss carryforwards may be subject to additional annual limitations if there is a 50% or greater change in the Company’s ownership, as determined over a rolling three-year period.

MARKETAXESS HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which the temporary differences become deductible. If it is not more likely than not that some portion or all of the gross deferred income tax assets will be realized in future years, a valuation allowance is recorded. In October 2013, the Company recognized a $20.6 million capital loss on the sale of Greenline Financial Technologies, Inc. of which $1.2 million was carried back or otherwise utilized against current period capital gains. A full valuation allowance was provided against the remaining capital loss carryforward. The remaining capital loss carryforward expired as of December 31, 2018.

A summary of the changes in the valuation allowance is as follows:

	Year Ended December 31,
	2018	2017	2016
	(In thousands)
Valuation allowance at beginning of year	$4,648	$7,235	$7,294
(Decrease) to valuation allowance attributable to:
Expiration of capital loss carryforwards	(4,648)	—	—
Federal and state tax rate changes	—	(2,587)	(59)
Valuation allowance at end of year	$—	$4,648	$7,235

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

A reconciliation of the unrecognized tax benefits is as follows:

	Year Ended December 31,
	2018	2017	2016
	(In thousands)
Balance at beginning of year	$2,650	$29	$265
Additions attributable to state and local apportionment	2,068	2,650	—
Reductions for tax positions of prior years	—	(29)	(236)
Balance at end of year	$4,718	$2,650	$29

MARKETAXESS HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

8. Stockholders’ Equity

Common Stock

As of December 31, 2018 and 2017, the Company had 110,000,000 authorized shares of voting common stock and 10,000,000 authorized shares of non-voting common stock. Voting common stock entitles the holder to one vote per share of common stock held. The following is a summary of the change in the Company’s outstanding shares of voting common stock:

	Year Ended December 31,
	2018	2017	2016
	(In thousands)

Outstanding shares of voting common stock at the beginning of year	37,621	37,544	37,409
Exercise of stock options	121	262	181
Issuance of restricted stock, net of shares withheld for withholding tax payments and cancellations	22	39	104
Repurchases	(124)	(224)	(150)
Outstanding shares of voting common stock at the end of year	37,640	37,621	37,544

In January 2016, the Board of Directors authorized a share repurchase program for up to $25.0 million of the Company’s common stock. In October 2016, the Board of Directors approved a $50.0 million increase in the size of the repurchase program. This program expired in September 2017. In September 2017, the Board of Directors authorized a fifteen-month share repurchase program for up to $100.0 million that commenced in October 2017. The expiration date of this program was subsequently extended to March 31, 2019. In January 2019, the Board of Directors authorized a new two-year share repurchase program for up to $100.0 million. The Company expects the plan to commence in April 2019. Shares repurchased under each program will be held in treasury for future use.

Dividends

During 2018, 2017 and 2016, the Company paid quarterly cash dividends of $0.42 per share, $0.33 per share and $0.26 per share, respectively. Any future declaration and payment of dividends will be at the sole discretion of the Company’s Board of Directors. The Board of Directors may take into account such matters as general business conditions, the Company’s financial results, capital requirements, contractual obligations, legal, and regulatory restrictions on the payment of dividends to the Company’s stockholders or by the Company’s subsidiaries to their respective parent entities, and any such other factors as the Board of Directors may deem relevant.

MARKETAXESS HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

9. Stock-Based Compensation Plans

The Company has a stock incentive plan which provides for the grant of stock options, stock appreciation rights, restricted stock, performance shares, performance units, or other stock-based awards as incentives and rewards to encourage employees, consultants and non-employee directors to participate in the long-term success of the Company. As of December 31, 2018, there were 304,965 shares available for grant under the stock incentive plan.

Total stock-based compensation expense was as follows:

	Year Ended December 31,
	2018	2017	2016
	(In thousands)
Employees:
Restricted stock and performance shares	$12,559	$11,566	$12,459
Stock options	2,193	1,882	1,143
	14,752	13,448	13,602
Non-employee directors:
Restricted stock	1,098	973	909
Total stock-based compensation	$15,850	$14,421	$14,511

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

The weighted-average fair value for options granted during 2018, 2017 and 2016 was $56.11, $40.08 and $32.24, respectively. The following table represents the assumptions used for the Black-Scholes option-pricing model to determine the per share weighted-average fair value for options granted for the three years ended December 31, 2018:

	2018	2017	2016
Expected life (years)	5.0	5.0	6.0
Risk-free interest rate	2.2%	1.9%	1.9%
Expected volatility	26.9%	28.0%	33.0%
Expected dividend yield	0.8%	0.8%	1.0%

MARKETAXESS HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

In addition to the option grants above, 148,524 stock options were granted to the Company’s Chief Executive Officer in November 2018 with a grant date fair value of $5.5 million as determined by an independent third party using a Monte Carlo simulation model.  The exercise price is $257.78 for 69,113 of the stock options and $278.40 for the remaining 79,411 stock options, which is equal to 125% and 135%, respectively, of the fair market value of the Company’s stock on the grant date.  Subject to continued employment with the Company, the options will vest and become exercisable on November 8, 2023. The options expire on May 8, 2024.   Key assumptions used for the Monte Carlo model included a risk free interest rate of 3.1%, volatility of 25.9% and a dividend yield of 0.8%.

The following table reports stock option activity during the three years ended December 31, 2018 and the intrinsic value as of December 31, 2018:

	Number of Shares	Weighted-Average Exercise Price ($)	Remaining Contractual Term	Intrinsic Value ($)
				(In thousands)
Outstanding at December 31, 2015	939,036	$23.83
Granted	112,988	102.40
Canceled	(874)	101.77
Exercised	(195,410)	12.35
Outstanding at December 31, 2016	855,740	36.80
Granted	54,838	156.85
Canceled	—	—
Exercised	(380,967)	11.26
Outstanding at December 31, 2017	529,611	67.60
Granted	168,217	261.19
Canceled	(1,676)	142.69
Exercised	(120,588)	24.66		$21,823
Outstanding at December 31, 2018	575,564	132.93	3.2	53,651
Exercisable at December 31, 2018	203,564	53.49	2.1	32,126

The intrinsic value is the amount by which the closing price of the Company’s common stock on December 31, 2018 of $211.31 or the price on the day of exercise exceeds the exercise price of the stock options multiplied by the number of shares. As of December 31, 2018, there was $8.6 million of total unrecognized compensation cost related to non-vested stock options. That cost is expected to be recognized over a weighted-average period of 2.8 years.

Restricted Stock and Performance Shares

Restricted stock generally vests over a three or five-year period. Compensation expense is measured at the grant date and recognized ratably over the vesting period. Annual performance share awards are granted to certain officers and senior managers. Each performance share award is earned or forfeited based on the level of achievement by the Company of pre-tax operating income, as defined. The pay-out ranges from zero to 150% of the performance share award. For each performance share earned, a participant is awarded an equal number of shares of restricted stock. Any restricted stock awarded to a participant vests two equal installments on each of the second and third anniversaries of the date of grant of the applicable performance share award. Compensation expense for performance shares is measured at the grant date and recognized on a graded basis over the vesting period.

   The following table reports performance share activity for annual awards for the three years ended December 31, 2018:

Performance year:	2018	2017	2016
Share pay-out plan	10,479	12,971	15,390
Actual share pay-out in following year	10,479	8,094	21,423
Weighted average fair value per share on grant date	$202.04	$155.53	$101.77

MARKETAXESS HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

In addition to the grants above, 37,742 performance shares were granted to the Company’s Chief Executive Officer in November 2018 with a grant date fair value of $5.5 million as determined by an independent third party using a Monte Carlo simulation model.  The performance share award provides that the number of shares earned will be based on the Company’s achievement of certain share price levels during the five-year performance period.  The performance level is $257.78 for 17,942 of the performance shares and $278.40 for the remaining 19,800 performance shares, which is equal to 125% and 135%, respectively, of the fair market value of the Company’s stock on the grant date.  Subject to continued employment with the Company, earned shares will vest on November 8, 2023.   Key assumptions used for the Monte Carlo model included a risk free interest rate of 3.1%, volatility of 26.1% and a dividend yield of 0.8%.

On April 1, 2017, the Company granted 9,367 multi-year performance shares to a certain officer.  The performance share awards are earned or forfeited based on attaining certain cumulative operating income thresholds of the Company and select subsidiaries over the two-year period beginning January 1, 2017.  The pay-out ranges from zero to 150% of the performance award value. Any restricted stock awarded will vest 50% on April 1, 2020 and 50% on April 1, 2021.  The fair value per share of the awards on the grant date was $186.74. The actual share payout was 38.8% or 3,634 shares.

In January 2016, the Company granted 33,509 multi-year performance shares to certain officers and senior managers.  Each performance share award is earned or forfeited based on the level of achievement by the Company of aggregate operating income over the four-year period beginning January 1, 2016. The pay-out ranges from zero to 150% of the performance award value. Any restricted stock awarded will vest 50% on January 31, 2020 and 50% on January 31, 2021.  The fair value per share of the awards on the grant date was $103.30. The estimated share payout as of December 31, 2018 was 106.0%.

The following table reports restricted stock and performance share activity during the three years ended December 31, 2018:

	Number of Restricted Shares	Weighted-Average Grant Date Fair Value

Outstanding at December 31, 2015	432,138	$56.24
Granted	95,419
Performance share pay-out	61,936
Canceled	(12,786)
Vested	(192,729)
Outstanding at December 31, 2016	383,978	$71.50
Granted	61,434
Performance share pay-out	21,422
Canceled	(4,590)
Vested	(142,645)
Outstanding at December 31, 2017	319,599	$88.77
Granted	59,179
Performance share pay-out	8,094
Canceled	(4,046)
Vested	(110,956)
Outstanding at December 31, 2018	271,870	$112.47

MARKETAXESS HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

As of December 31, 2018, there was $23.3 million of total unrecognized compensation expense related to non-vested restricted stock and performance shares. That cost is expected to be recognized over a weighted-average period of 1.7 years.

Employee Stock Purchase Plan

The Company offers a non-qualified employee stock purchase plan for non-executive employees.  Under the plan, participants are granted the right to purchase shares of common stock based on the fair market value on the last day of the six-month offering period.   On the purchase date, the Company grants to the participants a number of shares of common stock equal to 20% of the aggregate shares purchased by the participant. These matching shares vest over a one-year period. The Company issued 989, 1,034 and 1,190 matching shares in connection with the plan for the years ended December 31, 2018, 2017, and 2016, respectively.

10. Earnings Per Share

The following table sets forth basic and diluted weighted average shares outstanding used to compute earnings per share:

	Year Ended December 31,
	2018	2017	2016
	(In thousands)
Basic weighted average shares outstanding	36,958	36,864	36,844
Dilutive effect of stock options and restricted stock	897	1,174	894
Diluted weighted average shares outstanding	37,855	38,038	37,738

Stock options and restricted stock totaling 83,718 shares, 31,766 shares and 84,052 shares for the years ended December 31, 2018, 2017 and 2016, respectively, were excluded from the computation of diluted earnings per share because their effect would have been antidilutive. The computation of diluted shares can vary among periods due, in part, to the change in the average price of the Company’s common stock.

11. Credit Agreement

In October 2015, the Company entered into a two-year amended and restated credit agreement (the “Credit Agreement”) that provided for revolving loans and letters of credit up to an aggregate of $100.0 million. The Company amended the Credit Agreement in October 2017 and extended the maturity date to October 2018. The amended Credit Agreement also provided for two additional one-year extension options and modified certain borrowing terms and covenants. In October 2018, the Company exercised its first option to extend the maturity date to October 2019. Subject to satisfaction of certain specified conditions, the Company is permitted to upsize the borrowing capacity under the Credit Agreement by an additional $50.0 million. As of December 31, 2018, the Company had $1.7 million in letters of credit outstanding and $98.3 million in available borrowing capacity under the Credit Agreement.

Borrowings under the Credit Agreement will bear interest at a rate per annum equal to the base rate or adjusted LIBOR plus an applicable margin that varies with the Company’s consolidated total leverage ratio. The Credit Agreement requires that the Company satisfies certain covenants, which includes leverage ratios and minimum earnings before interest, tax, depreciation and amortization (“EBITDA”) requirements. The Company was in compliance with all applicable covenants at December 31, 2018 and December 31, 2017.

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

12. Commitments and Contingencies

Lease Commitments

The Company leases office space under non-cancelable lease agreements expiring at various dates through 2034. Office space leases are subject to escalation based on certain costs incurred by the landlord. Minimum rental commitments as of December 31, 2018 under such operating leases were as follows (in thousands):

2019	$9,764
2020	10,919
2021	10,114
2022	9,067
2023	8,738
2024 and thereafter	95,467
$144,069

Rental expense for the years ended December 31, 2018, 2017 and 2016 was $13.1 million, $5.3 million and $4.0 million, respectively, and is included in occupancy expense in the Consolidated Statements of Operations. Rental expense has been recorded based on the total minimum lease payments after giving effect to rent abatement and concessions, which are being amortized on a straight-line basis over the life of the lease. The total balance of rent abatements and concessions was $11.5 million and $2.7 as of December 31, 2018 and 2017, respectively, and is included in accounts payable, accrued expenses and other liabilities in the Company’s Consolidated Statement of Financial Condition. The Company is contingently obligated for standby letters of credit amounting to $1.7 million that were issued to landlords for office space.

During 2016, the Company entered into a lease agreement for its new global headquarters in New York City. The Company relocated its headquarters to approximately 83,000 square feet of newly built office space at 55 Hudson Yards in January 2019. Rent expense recognition commenced upon acceptance of the premises in January 2018.

The Company has entered into agreements that assign the Company’s lease obligations on two properties to third parties and is contingently liable should the third parties default on future lease obligations through the lease termination dates of November 2020 and February 2022.  The aggregate amount of the future lease obligations under these arrangements is $5.8 million as of December 31, 2018.

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

Other

MARKETAXESS HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The Company, through two regulated subsidiaries, executes certain bond transactions between and among institutional investor and broker-dealer clients on a matched principal basis by serving as counterparty to both the buyer and the seller in trades which settle through third-party clearing brokers. Settlement typically occurs within one to two trading days after the trade date. Cash settlement of the transaction occurs upon receipt or delivery of the underlying instrument that was traded. Under securities clearing agreements with third party clearing brokers, the Company maintains collateral deposits with each clearing broker in the form of cash. As of December 31, 2018 and 2017, the amount of the collateral deposits, which are disclosed in the Consolidated Statements of Cash Flows as restricted cash, and included in prepaid expenses and other assets in the Consolidated Statements of Financial Condition was $1.1 million and $1.2 million, respectively. The Company is exposed to credit risk in the event a counterparty does not fulfill its obligation to complete a transaction or if there is a miscommunication or other error in executing a matched principal transaction. Pursuant to the terms of the securities clearing agreements, each third-party clearing broker has the right to charge the Company for any losses they suffer resulting from a counterparty’s failure on any of the Company’s trades. The Company did not record any liabilities or losses with regard to this right for the years ended December 31, 2018, 2017 and 2016.

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

13. Segment and Geographic Information

The Company operates an electronic multi-party platform for the trading of fixed-income securities and provides related data, analytics, compliance tools and post-trade services. The Company’s operations constitute a single business segment because of the highly integrated nature of these products and services, of the financial markets in which the Company competes and of the Company’s worldwide business activities. The Company believes that results by geographic region or client sector are not necessarily meaningful in understanding its business.

For the years ended December 31, 2018, 2017 and 2016, the U.K. was the only individual foreign country in which the Company had a subsidiary that accounted for 10% or more of the total revenues or total long-lived assets.  Revenues and long-lived assets are attributed to geographic area based on the location of the particular subsidiary. Long-lived assets are defined as furniture, equipment, leasehold improvements and capitalized software.  Information regarding revenue for the three years ended December 31, 2018, 2017 and 2016 and long-lived assets as of December 31, 2018 and 2017 follows:

	Year Ended December 31,
	2018	2017	2016
	(In thousands)
Revenues
United States	$367,373	$332,982	$312,304
United Kingdom	66,241	58,991	53,865
Other	1,951	1,449	1,561
Total	$435,565	$393,422	$367,730

	As of December 31,
	2018	2017
	(In thousands)
Long-lived assets, as defined
United States	$55,200	$27,990
United Kingdom	7,787	10,532
Other	23	26
Total	$63,010	$38,548

MARKETAXESS HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

14. Retirement and Deferred Compensation Plans

The Company, through its U.S. and U.K. subsidiaries, offers its employees the opportunity to invest in defined contribution plans. For the years ended December 31, 2018, 2017 and 2016, the Company contributed $2.6 million, $1.8 million and $1.9 million, respectively, to the plans.

The Company offers a non-qualified deferred cash incentive plan to certain officers and other employees. Under the plan, eligible employees may defer up to 100% of their annual cash incentive pay. The Company has elected to fund its deferred compensation obligations through a rabbi trust. The rabbi trust is subject to creditor claims in the event of insolvency but such assets are not available for general corporate purposes. Assets held in the rabbi trust are invested in mutual funds, as selected by the participants, which are designated as trading securities and carried at fair value. As of December 31, 2018 and 2017, the fair value of the mutual fund investments and deferred compensation obligations were $4.1 million and $3.2 million, respectively. Changes in the fair value of securities held in the rabbi trust and offsetting increases or decreases in the deferred compensation obligation are recognized in other, net in the Company’s Consolidated Statements of Operations. For the years ended December 31, 2018, 2017 and 2016, the trading (losses) gains and changes in deferred compensation liability and expense were $(0.2) million, $0.4 million, and $0.2 million, respectively.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Our management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our “disclosure controls and procedures,” as that term is defined in Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of December 31, 2018. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective to ensure that information required to be disclosed by MarketAxess in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and to ensure that information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2018 identified in connection with the evaluation thereof by our management, including the Chief Executive Officer and Chief Financial Officer, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s annual report on internal control over financial reporting and the report of our independent registered public accounting firm appears in Part II, Item 8. “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this item is incorporated herein by reference to the sections entitled “Proposal 1 — Election of Directors,” “Corporate Governance and Board Matters,” “Executive Officers” and “Other Matters — Section 16(a) beneficial ownership reporting compliance” in our definitive Proxy Statement (the “Proxy Statement”) for the Annual Meeting of Stockholders to be held in the second quarter of 2019. We intend to file the Proxy Statement within 120 days after the end of our fiscal year (i.e., on or before April 30, 2019). Our Code of Conduct applicable to directors and all employees, including senior financial officers, is available on our website at www.marketaxess.com. If we make any amendments to our Code of Conduct that is required to be disclosed pursuant to the Exchange Act, we will make such disclosures on our website.

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

Equity Compensation Plan Information

The following table provides certain information regarding common stock authorized for issuance under our 2012 Incentive Plan as of December 31, 2018:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)
Equity compensation plan approved by stockholders	575,564	$132.93	304,965

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

3.2(a)	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.4 to the registrant’s Registration Statement on Form S-1, as amended (Registration No. 333-112718))
3.2(b)	Amendment No. 1 to the Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K dated January 25, 2013)
4.1	Specimen Common Stock certificate (incorporated by reference to Exhibit 4.1 to the registrant’s Registration Statement on Form S-1, as amended (Registration No. 333-112718))
4.2(a)	See Exhibits 3.1 for provisions defining the rights of holders of common stock and non-voting common stock of the registrant
4.2(b)	See Exhibits 3.2 for provisions defining the rights of holders of common stock and non-voting common stock of the registrant
10.1(a)

MarketAxess Holdings Inc. 2012 Incentive Plan as Amended and Restated Effective June 7, 2016 (incorporated by reference to Appendix A to the registrant’s Proxy Statement for its Annual Meeting for Stockholders held on June 7, 2016, filed on April 25, 2016)#

10.1(b)

Amendment Number One to the MarketAxess Holdings Inc. 2012 Incentive Plan as Amended and Restated Effective June 7, 2016 (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K dated April 21, 2017)#

10.1(c)

Amendment to the MarketAxess Holdings Inc. 2012 Incentive Plan (Amended and Restated Effective June 7, 2016), as amended (incorporated by reference to Appendix A to the registrant’s Proxy Statement for its Annual Meeting of Stockholders held on June 7, 2018, filed April 25, 2018)#

10.2

MarketAxess Holdings Inc. 2004 Annual Performance Incentive Plan (incorporated by reference to Exhibit 10.11 to the registrant’s Registration Statement on Form S-1, as amended (Registration No. 333-112718)) #

10.3

MarketAxess Holdings Inc. 2016 Code Section 162(m) Executive Performance Incentive Plan (incorporated by reference to Appendix B to the registrant’s Proxy Statement for its Annual Meeting for Stockholders held on June 7, 2016, filed on April 25, 2016)#

10.4	Form of Indemnification Agreement for Directors (incorporated by reference to Exhibit 10.2 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017)#
10.5

Form of Restricted Stock Agreement for Employees other than Richard M. McVey pursuant to the MarketAxess Holdings Inc. 2012 Incentive Plan (incorporated by reference to Exhibit 10.3 to the registrant’s Current Report on Form 8-K dated January 15, 2008)#

Number	Description
10.6(a)

Form of Restricted Stock Unit Agreement for executive officers other than Richard M. McVey pursuant to the MarketAxess Holdings Inc. 2012 Incentive Plan (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K dated January 22, 2016)#

10.6(b)

Form of Restricted Stock Unit Agreement (annual vesting) for Christopher R. Concannon pursuant to the MarketAxess Holdings Inc. 2012 Incentive Plan (incorporated by reference to Exhibit 10.4 to the registrant’s Current Report on Form 8-K dated January 4, 2019)#

10.6(c)

Form of Restricted Stock Unit Agreement (cliff vesting) for Christopher R. Concannon pursuant to the MarketAxess Holdings Inc. 2012 Incentive Plan (incorporated by reference to Exhibit 10.5 to the registrant’s Current Report on Form 8-K dated January 4, 2019)#

10.6(d)

Guidelines for Restricted Stock Units granted under the MarketAxess Holdings Inc. 2012 Incentive Plan (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K dated January 19, 2011)#

10.7(a)

Form of Performance Share Award Agreement for executive officers pursuant to the MarketAxess Holdings Inc. 2012 Incentive Plan (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K dated January 22, 2016)#

10.7(b)

Form of Performance Share Award Agreement for Christopher R. Concannon pursuant to the MarketAxess Holdings Inc. 2012 Incentive Plan (incorporated by reference to Exhibit 10.3 to the registrant’s Current Report on Form 8-K dated January 4, 2019)#

10.8(a)

Form of Incentive Stock Option Agreement for Employees other than Richard M. McVey pursuant to the MarketAxess Holdings Inc. 2012 Incentive Plan (incorporated by reference to Exhibit 10.4 to the registrant’s Current Report on Form 8-K dated January 15, 2008)#

10.8(b)

Form of Incentive Stock Option Agreement pursuant to the MarketAxess Holdings Inc. 2012 Incentive Plan (incorporated by reference to Exhibit 10.3 to the registrant’s Current Report on Form 8-K dated January 22, 2016)#

10.8(c)

Form of Incentive Stock Option Agreement for Christopher R. Concannon pursuant to the MarketAxess Holdings Inc. 2012 Incentive Plan (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K dated January 4, 2019)#

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
10.10(e)

Second Amendment to Richard M. McVey Employment Agreement, dated as of November 6, 2018, by and between MarketAxess Holdings Inc. and Richard M. McVey (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K dated November 6, 2018)#

10.10(f)

Incentive Stock Option Agreement, dated as of January 15, 2015, by and between MarketAxess Holdings Inc. and Richard M. McVey (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K dated January 15, 2015)#

10.10(g)

Performance Award Agreement, dated as of January 15, 2015, by and between MarketAxess Holdings Inc. and Richard M. McVey (incorporated by reference to Exhibit 10.3 to the registrant’s Current Report on Form 8-K dated January 15, 2015)#

10.10(h)

Incentive Stock Option Agreement, dated as of November 8, 2018, by and between MarketAxess Holdings Inc. and Richard M. McVey (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K dated November 6, 2018)#

10.10(i)

Incentive Stock Option Agreement, dated as of November 8, 2018, by and between MarketAxess Holdings Inc. and Richard M. McVey (incorporated by reference to Exhibit 10.3 to the registrant’s Current Report on Form 8-K dated November 6, 2018)#

10.10(j)

Performance Award Agreement, dated as of November 8, 2018, by and between MarketAxess Holdings Inc. and Richard M. McVey (incorporated by reference to Exhibit 10.4 to the registrant’s Current Report on Form 8-K dated November 6, 2018)#

10.10(k)

Performance Award Agreement, dated as of November 8, 2018, by and between MarketAxess Holdings Inc. and Richard M. McVey (incorporated by reference to Exhibit 10.5 to the registrant’s Current Report on Form 8-K November 6, 2018)#

10.11(a)

Contract of Employment, dated March 15, 2017, between MarketAxess Europe Limited and Christophe Roupie (incorporated by reference to Exhibit 10.4 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017)#

10.11(b)

Restricted Stock Agreement Pursuant to the MarketAxess Holdings Inc. 2012 Incentive Plan, dated as of April 1, 2017, by and between MarketAxess Holdings, Inc. and Christophe Roupie (incorporated by reference to Exhibit 10.1 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017)#†

10.11(c)

Amendment, dated as of August 14, 2017, to the Restricted Stock Agreement, dated April 1, 2017, between MarketAxess Holdings Inc. and Christophe Roupie (incorporated by reference to Exhibit 10.1 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017)#

10.12

Employment Letter Agreement, dated as of January 7, 2019, by and between MarketAxess Holdings Inc. and Christopher R. Concannon (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K dated January 4, 2019)#

10.13

Form of Proprietary Information and Non-Competition Agreement for U.S. based Executive Officers (incorporated by reference to Exhibit 10.12 to the registrant’s Annual Report on Form 10-K/A for the year ended December 31, 2017)

10.14(a)

Amended and Restated Credit Agreement, dated as of October 30, 2015, among MarketAxess Holdings Inc., a Delaware corporation, the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K dated November 3, 2015)

10.14(b)

Amended and Restated Guarantee Agreement, dated as of October 30, 2015, by and among MarketAxess Technologies Inc., as initial guarantor, and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K dated November 3, 2015)

Number	Description
10.14(c)

Amended and Restated Pledge and Security Agreement, dated as of October 30, 2015, by and between MarketAxess Holdings Inc., a Delaware corporation, as borrower, MarketAxess Technologies Inc., as guarantor, and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.3 to the registrant’s Current Report on Form 8-K dated November 3, 2015)

10.14(d)

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

**

Attached as Exhibit 101 to this Annual Report on Form 10-K are the following materials, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Financial Condition as of December 31, 2018 and December 31, 2017; (ii) Consolidated Statements of Operations for the Years Ended December 31, 2018, 2017 and 2016; (iii) Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2018, 2017 and 2016; (iv) Consolidated Statement of Stockholders’ Equity for the Years Ended December 31, 2018, 2017 and 2016; (v) Consolidated Statements of Cash Flows for the Years Ended December 31, 2018, 2017 and 2016; and (vi) Notes to the Consolidated Financial Statements.

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

MARKETAXESS HOLDINGS INC.

By:	/s/ RICHARD M. MCVEY
Richard M. McVey
Chief Executive Officer

Date:	February 20, 2019

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title(s)	Date

/s/ RICHARD M. MCVEY Richard M. McVey	Chief Executive Officer and Chairman of the Board of Directors (principal executive officer)	February 20, 2019

/s/ ANTONIO L. DELISE Antonio L. DeLise	Chief Financial Officer (principal financial and accounting officer)	February 20, 2019

/s/ CHRISTOPHER R. CONCANNON Christopher R. Concannon	Director, President and Chief Operating Officer	February 20, 2019

/s/ STEVEN L. BEGLEITER	Director	February 20, 2019
Steven L. Begleiter

/s/ STEPHEN P. CASPER	Director	February 20, 2019
Stephen P. Casper

/s/ JANE CHWICK	Director	February 20, 2019
Jane Chwick

/s/ WILLIAM CRUGER	Director	February 20, 2019
William Cruger

/s/ DAVID G. GOMACH	Director	February 20, 2019
David G. Gomach

/s/ CARLOS M. HERNANDEZ	Director	February 20, 2019
Carlos M. Hernandez

/s/ RICHARD G. KETCHUM	Director	February 20, 2019
Richard G. Ketchum

/s/ EMILY PORTNEY	Director	February 20, 2019
Emily Portney

/s/ JOHN STEINHARDT	Director	February 20, 2019
John Steinhardt

Signature	Title(s)	Date

/s/ JAMES J. SULLIVAN	Director	February 20, 2019
James J. Sullivan