Form 10-K/A
period 2018-12-31
MARKETAXESS HOLDINGS INC
filed 2019-03-18
CIK 1278021

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

As of February 15, 2019, the aggregate number of shares of the registrant’s common stock outstanding was 37,669,211.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for the 2019 Annual Meeting of Stockholders are incorporated by reference into Items 10, 11, 12, 13 and 14 of Part III of this Form 10-K/A.

EXPLANATORY NOTE

 This Amendment No. 1 on Form 10-K/A (the “Amendment”) amends the Annual Report on Form 10-K of MarketAxess Holdings Inc. for the fiscal year ended December 31, 2018, as filed with the Securities and Exchange Commission on February 20, 2019 (the “Original Filing”).

MarketAxess Holdings Inc. is filing this Amendment for the sole purpose of correcting the number of shares of the Company’s common stock outstanding as of February 15, 2019 as disclosed on the cover page of the Original Filing. The number of outstanding shares of the Company’s common stock disclosed in the Original Filing inadvertently included 2,916,082 treasury shares that were issued but were not outstanding. Therefore, the number of shares of the Company’s common stock outstanding as of February 15, 2019 was 37,669,211.

Pursuant to Rule 12b‑15 under Securities Exchange Act of 1934, as amended, this Form 10‑K/A also contains new Rule 13a‑14(a)/15d‑14(a) Certifications, which are attached hereto. Because no financial statements have been amended by or included in this Form 10‑K/A and this Form 10‑K/A does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S‑K, paragraphs 3, 4 and 5 of the certifications have been omitted.

This Form 10‑K/A does not change or update any of the other disclosures contained in the Original Filing, including, without limitation, the total number of outstanding shares of common stock otherwise disclosed within the body of the Original Filing.

EXHIBIT INDEX

Number	Description
31.1*	Certification by Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification by Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

* Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MARKETAXESS HOLDINGS INC.

By:	/s/ RICHARD M. MCVEY
Richard M. McVey
Chief Executive Officer

Date:	March 18, 2019