Form 10-Q
period 2019-03-31
MARKETAXESS HOLDINGS INC
filed 2019-04-25
CIK 1278021

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to

Commission File Number 001-34091

MARKETAXESS HOLDINGS INC.

(Exact name of registrant as specified in its charter)

Delaware	52-2230784
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

55 Hudson Yards, 15th Floor New York, New York	10001
(Address of principal executive offices)	(Zip Code)

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

As of April 22, 2019, the number of shares of the Registrant’s voting common stock outstanding was 37,697,485.

MARKETAXESS HOLDINGS INC.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2019

PART I — Financial Information

Item 1. Financial Statements

MARKETAXESS HOLDINGS INC.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Unaudited)

	As of
	March 31, 2019	December 31, 2018
	(In thousands, except share and per share amounts)
ASSETS
Cash and cash equivalents	$260,953	$246,322
Investments, at fair value	222,458	240,105
Accounts receivable, net of allowance of $114 and $80 as of March 31, 2019 and December 31, 2018, respectively	70,946	57,535
Goodwill and intangible assets, net of accumulated amortization	62,579	62,675
Furniture, equipment, leasehold improvements and capitalized software, net of accumulated depreciation and amortization	61,047	63,010
Operating lease right-of-use assets	78,190	—
Prepaid expenses and other assets	17,219	22,468
Deferred tax assets, net	1,417	3,424
Total assets	$774,809	$695,539

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Accrued employee compensation	$16,699	$39,053
Income and other tax liabilities	18,857	16,432
Deferred revenue	3,545	2,810
Accounts payable, accrued expenses and other liabilities	13,717	29,366
Operating lease liabilities	90,845	—
Total liabilities	143,663	87,661

Commitments and Contingencies (Note 11)

Stockholders' equity
Preferred stock, $0.001 par value, 4,855,000 shares authorized, no shares issued and outstanding as of March 31, 2019 and December 31, 2018	—	—
Series A Preferred Stock, $0.001 par value, 110,000 shares authorized, no shares issued and outstanding as of March 31, 2019 and December 31, 2018	—	—
Common stock voting, $0.003 par value, 110,000,000 shares authorized, 40,622,066 shares and 40,540,349 shares issued and 37,700,164 shares and 37,639,917 shares outstanding as of March 31, 2019 and December 31, 2018, respectively	122	122
Common stock non-voting, $0.003 par value, 10,000,000 shares authorized, no shares issued and outstanding as of March 31, 2019 and December 31, 2018	—	—
Additional paid-in capital	335,425	341,860
Treasury stock - Common stock voting, at cost, 2,921,902 and 2,900,432 shares as of March 31, 2019 and December 31, 2018, respectively	(190,146)	(184,962)
Retained earnings	496,562	463,252
Accumulated other comprehensive loss	(10,817)	(12,394)
Total stockholders' equity	631,146	607,878
Total liabilities and stockholders' equity	$774,809	$695,539

The accompanying notes are an integral part of these consolidated financial statements.

MARKETAXESS HOLDINGS INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
	2019	2018
	(In thousands, except share and per share amounts)
Revenues
Commissions	$112,760	$102,772
Information services	7,366	7,066
Post-trade services	4,100	4,576
Other	265	300
Total revenues	124,491	114,714

Expenses
Employee compensation and benefits	32,658	28,834
Depreciation and amortization	6,082	5,269
Technology and communications	5,782	5,779
Professional and consulting fees	5,831	5,057
Occupancy	2,949	3,337
Marketing and advertising	2,299	2,065
Clearing costs	2,577	1,725
General and administrative	3,124	2,475
Total expenses	61,302	54,541
Operating income	63,189	60,173
Other income (expense)
Investment income	1,989	1,168
Other, net	42	(328)
Total other income	2,031	840
Income before income taxes	65,220	61,013
Provision for income taxes	12,698	13,073
Net income	$52,522	$47,940

Net income per common share
Basic	$1.42	$1.30
Diluted	$1.39	$1.27

Cash dividends declared per common share	$0.51	$0.42

Weighted average shares outstanding
Basic	37,043	36,954
Diluted	37,832	37,886

The accompanying notes are an integral part of these consolidated financial statements.

MARKETAXESS HOLDINGS INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended March 31,
	2019	2018
	(In thousands)
Net income	$52,522	$47,940
Net cumulative translation adjustment and foreign currency exchange hedge, net of tax of $(452) and $(823), respectively	1,118	268
Net unrealized gain (loss) on securities available-for-sale, net of tax of $143 and $(107), respectively	459	(334)
Comprehensive income	$54,099	$47,874

The accompanying notes are an integral part of these consolidated financial statements.

MARKETAXESS HOLDINGS INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

	Common Stock Voting	Additional Paid-In Capital	Treasury Stock - Common Stock Voting	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
	(In thousands)
Balance at January 1, 2019	$122	$341,860	$(184,962)	$463,252	$(12,394)	$607,878
Net income	—	—	—	52,522	—	52,522
Cumulative translation adjustment and foreign currency exchange hedge, net of tax	—	—	—	—	1,118	1,118
Unrealized net gain on securities available-for-sale, net of tax	—	—	—	—	459	459
Stock-based compensation	—	5,196	—	—	—	5,196
Exercise of stock options	—	172	—	—	—	172
Withholding tax payments on restricted stock vesting and stock option exercises	—	(11,803)	—	—	—	(11,803)
Repurchases of common stock	—	—	(5,184)	—	—	(5,184)
Cash dividend on common stock	—	—	—	(19,212)	—	(19,212)
Balance at March 31, 2019	$122	$335,425	$(190,146)	$496,562	$(10,817)	$631,146

	Common Stock Voting	Additional Paid-In Capital	Treasury Stock - Common Stock Voting	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
	(In thousands)
Balance at January 1, 2018	$121	$331,081	$(159,791)	$353,583	$(10,226)	$514,768
Net income	—	—	—	47,940	—	47,940
Cumulative translation adjustment and foreign currency exchange hedge, net of tax	—	—	—	—	268	268
Unrealized net loss on securities available-for-sale, net of tax	—	—	—	—	(334)	(334)
Stock-based compensation	—	3,951	—	—	—	3,951
Exercise of stock options	—	258	—	—	—	258
Withholding tax payments on restricted stock vesting and stock option exercises	—	(7,621)	—	—	—	(7,621)
Repurchases of common stock	—	—	(6,268)	—	—	(6,268)
Cash dividend on common stock	—	—	—	(15,798)	—	(15,798)
Balance at March 31, 2018	$121	$327,669	$(166,059)	$385,725	$(10,292)	$537,164

The accompanying notes are an integral part of these consolidated financial statements.

MARKETAXESS HOLDINGS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2019	2018
	(In thousands)
Cash flows from operating activities
Net income	$52,522	$47,940
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,082	5,269
Amortization of operating lease right-of-use assets	1,291	—
Stock-based compensation expense	5,196	3,951
Deferred taxes	2,022	2,061
Other	(587)	(186)
Changes in operating assets and liabilities:
(Increase) in accounts receivable	(13,453)	(14,955)
Decrease in prepaid expenses and other assets	5,264	852
Decrease in trading investments	6,015	3,054
(Increase) in mutual funds held in rabbi trust	(1,546)	(1,161)
(Decrease) in accrued employee compensation	(22,354)	(20,891)
Increase in income and other tax liabilities	2,267	4,304
Increase in deferred revenue	735	894
(Decrease) increase in accounts payable, accrued expenses and other liabilities	(3,764)	307
(Decrease) in operating lease liabilities	(321)	—
Net cash provided by operating activities	39,369	31,439
Cash flows from investing activities
Available-for-sale investments
Proceeds from maturities and sales	67,603	51,002
Purchases	(53,193)	(57,839)
Purchases of furniture, equipment and leasehold improvements	(649)	(2,278)
Capitalization of software development costs	(3,184)	(3,590)
Other	(15)	(24)
Net cash provided by (used in) investing activities	10,562	(12,729)
Cash flows from financing activities
Cash dividend on common stock	(19,412)	(15,814)
Exercise of stock options	172	258
Withholding tax payments on restricted stock vesting and stock option exercises	(11,803)	(7,621)
Repurchases of common stock	(5,184)	(6,268)
Net cash (used in) financing activities	(36,227)	(29,445)
Effect of exchange rate changes on cash and cash equivalents	943	(110)
Cash and cash equivalents including restricted cash
Net increase (decrease) for the period	14,647	(10,845)
Beginning of period	247,458	168,150
End of period	$262,105	$157,305

The accompanying notes are an integral part of these consolidated financial statements.

MARKETAXESS HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Organization and Principal Business Activity

MarketAxess Holdings Inc. (the “Company” or “MarketAxess”) was incorporated in the State of Delaware on April 11, 2000. Through its subsidiaries, MarketAxess operates a leading electronic trading platform that enables fixed-income market participants to efficiently trade corporate bonds and other types of fixed-income instruments using MarketAxess' patented trading technology. Over 1,500 institutional investor and broker-dealer firms are active users of the MarketAxess trading platform, accessing global liquidity in U.S. high-grade corporate bonds, emerging markets and high-yield bonds, European bonds, U.S. agency bonds, municipal bonds, leveraged loans, credit default swaps and other fixed-income securities. Through its Open Trading™ protocols, MarketAxess executes bond trades between and among institutional investor and broker-dealer clients in an all-to-all anonymous trading environment in which MarketAxess acts as the matched principal counterparty. MarketAxess also offers a number of trading-related products and services, including: Composite+ pricing and other market data to assist clients with trading decisions; auto-execution and other execution services for clients requiring specialized workflow solutions; connectivity solutions that facilitate straight-through processing; and technology services to optimize trading environments. Through its Trax® division, the Company also offers a range of pre- and post-trade services, including trade matching, trade publication, regulatory transaction reporting and market and reference data across a range of fixed-income and other products.

2. Significant Accounting Policies

Basis of Presentation

The consolidated financial statements include the accounts of the Company and its subsidiaries. All intercompany transactions and balances have been eliminated. These consolidated financial statements are unaudited and should be read in conjunction with the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018. The consolidated financial information as of December 31, 2018 has been derived from audited financial statements not included herein. These unaudited consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) with respect to Form 10-Q and reflect all adjustments that, in the opinion of management, are normal and recurring, and that are necessary for a fair statement of the results for the interim periods presented. In accordance with such rules and regulations, certain disclosures that are normally included in annual financial statements have been omitted. Interim period operating results may not be indicative of the operating results for a full year.

Accounting Pronouncements, Recently Adopted

In February 2016, the FASB issued ASU 2016-02, “Leases” (“ASU 2016-02”) requiring lessees to recognize lease assets and lease liabilities on the balance sheet for those leases previously classified as operating leases with lease terms greater than 12 months. The Company adopted ASU 2016-02 effective January 1, 2019 using a modified retrospective transition approach and will not restate comparative periods. In addition, the Company elected the package of practical expedients permitted under the transition guidance within the new standard which allowed it to carry forward the historical lease classification. The Company recorded new operating lease right-of-use assets of $79.5 million, eliminated a deferred rent liability of $11.7 million and recorded lease liabilities associated with the future minimum payments required under operating leases of $91.2 million. The adoption of this guidance did not have a material effect on the Company's Consolidated Statements of Operations or Consolidated Statements of Cash Flows.

Accounting Pronouncements, Not Yet Adopted as of March 31, 2019

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

The Company assesses whether an other-than-temporary impairment loss on the available-for-sale investments has occurred due to declines in fair value or other market conditions. The portion of an other-than-temporary impairment related to credit loss is recorded as a charge in the Consolidated Statements of Operations. The remainder is recognized in accumulated other comprehensive loss if the Company does not intend to sell the security and it is more likely than not that the Company will not be required to sell the security prior to recovery. No charges for other-than-temporary losses were recorded during the three months ended March 31, 2019 and 2018.

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

Commission Revenue – The Company charges its broker-dealer clients variable transaction fees for trades executed on its platform and, under certain plans, distribution fees or monthly minimum fees to use the platform for a particular product area. Variable transaction fees are generally calculated as a percentage of the notional dollar volume of bonds traded on the platform and vary based on the type, size, yield and maturity of the bond traded. Under the Company’s disclosed trading transaction fee plans, bonds that are more actively traded or that have shorter maturities are generally charged lower commissions, while bonds that are less actively traded or that have longer maturities generally command higher commissions. Variable transaction fees, distribution fees and unused monthly fee commitments are invoiced and recorded on a monthly basis.

For trades that the Company executes between and among institutional investor and broker-dealer clients on a matched principal basis by serving as counterparty to both the buyer and the seller, the Company earns its commission through the difference in price between the two trades. The commission is collected upon settlement of the trade, which typically occurs within one to two trading days after the trade date. The following table presents commission revenue by fee type for the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31,
	2019	2018
	(In thousands)
Commission revenue by fee type
Variable transaction fees
Disclosed trading	$66,056	$66,253
Open Trading - matched principal trading	23,036	13,524
Total variable transaction fees	89,092	79,777
Distribution fees and unused minimum fees	23,668	22,995
Total commissions	$112,760	$102,772

Information services – Information services includes data licensed to the Company’s broker-dealer clients, institutional investor clients and data-only subscribers; professional and consulting services; technology software licenses; and maintenance and support services. The nature and timing of each performance obligation may vary as these contracts are either subscription based services transferred over time or one-time services that are transferred at a point in time. Revenues for services transferred over time are recognized ratably over the contract period as the Company’s performance obligation is met whereas revenues for services transferred at a point in time are recognized in the period the services are provided. Customers are generally billed monthly, quarterly, or annually; revenues billed in advance are deferred and recognized ratably over the contract period. The following table presents information services revenue by timing of recognition for the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31,
	2019	2018
	(In thousands)
Information services revenue by timing of recognition
Services transferred over time	$7,219	$6,842
Services transferred at a point in time	147	224
Total information services revenues	$7,366	$7,066

Post-trade services – Post-trade services revenue is generated from regulatory transaction reporting, trade publication and trade matching services. Customers are generally billed monthly in arrears and revenue is recognized in the period transactions are processed. Revenues billed in advance are deferred and recognized ratably over the contract period. The Company also generates one-time implementation fees for onboarding clients which are invoiced and recognized in the period the implementation is completed. The following table presents post-trade services revenue by timing of recognition for the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31,
	2019	2018
	(In thousands)
Post-trade services revenue by timing of recognition
Services transferred over time	$4,087	$4,287
Services transferred at a point in time	13	289
Total post-trade services revenues	$4,100	$4,576

Other revenues – Other revenues primarily includes revenue from telecommunications line charges to broker-dealer clients.

Contract liabilities consist of deferred revenues that the Company records when cash payments are received or due in advance of services to be performed. The revenue recognized from contract liabilities and the remaining balance is shown below:

	December 31, 2018	Payments received in advance of services to be performed	Revenue recognized for services performed during the period	Foreign Currency Translation	March 31, 2019
	(In thousands)
Information services	$1,959	$1,957	$(1,799)	$—	$2,117
Post-trade services	851	3,709	(3,152)	20	1,428
Total deferred revenue	$2,810	$5,666	$(4,951)	$20	$3,545

The majority of the Company’s contracts are short-term in nature with durations of less than one-year. For contracts extending beyond one year, the aggregate amount of the transaction price allocated to remaining performance obligations was $10.4 million as of March 31, 2019. The Company expects to recognize revenue associated with the remaining performance obligations over the next 21 months.

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

3. Net Capital Requirements

Certain U.S. subsidiaries of the Company are registered as a broker-dealer or swap execution facility and therefore are subject to the applicable rules and regulations of the SEC and the Commodity Futures Trading Commission (“CFTC”). These rules contain minimum net capital requirements, as defined in the applicable regulations, and also may require a significant part of the registrants’ assets be kept in relatively liquid form. Certain of the Company’s foreign subsidiaries are regulated by the Financial Conduct Authority in the U.K. or other foreign regulators and must maintain financial resources, as defined in the applicable regulations, in excess of the applicable financial resources requirement. As of March 31, 2019, each of the Company’s subsidiaries that are subject to these regulations had net capital or financial resources in excess of their minimum requirements. As of March 31, 2019, the Company’s subsidiaries maintained aggregate net capital and financial resources that was $172.5 million in excess of the required levels of $12.7 million.

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

	Level 1	Level 2	Level 3	Total
	(In thousands)
March 31, 2019
Money market funds	$155,570	$—	$—	$155,570
Securities available-for-sale
Corporate debt	—	133,051	—	133,051
Trading securities
Corporate debt	—	56,465	—	56,465
U.S. Treasuries	—	27,296	—	27,296
Mutual funds held in rabbi trust	—	5,646	—	5,646
Foreign currency forward position	—	1,096	—	1,096
Total	$155,570	$223,554	$—	$379,124

December 31, 2018
Money market funds	$112,529	$—	$—	$112,529
Securities available-for-sale
Corporate debt	—	146,966	—	146,966
Trading securities
Corporate debt	—	71,861	—	71,861
U.S. Treasuries	—	17,178	—	17,178
Mutual funds held in rabbi trust	—	4,100	—	4,100
Foreign currency forward position	—	(1,021)	—	(1,021)
Total	$112,529	$239,084	$—	$351,613

Securities classified within Level 2 were valued using a market approach utilizing prices and other relevant information generated by market transactions involving comparable assets. The foreign currency forward contracts are classified within Level 2 as the valuation inputs are based on quoted market prices. The mutual funds held in a rabbi trust represent investments associated with the deferred cash incentive plan (see Note 14). There were no financial assets classified within Level 3 during the three months ended March 31, 2019 and 2018.

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

	As of
	March 31, 2019	December 31, 2018
	(In thousands)
Notional value	$123,263	$106,306
Fair value of notional	122,167	107,327
Fair value of the asset (liability)	$1,096	$(1,021)

The following is a summary of the Company’s investments:

	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
	(In thousands)
As of March 31, 2019
Securities available-for-sale
Corporate debt	$133,039	$238	$(226)	$133,051

Trading securities
Corporate debt	56,626	2	(163)	56,465
U.S. Treasuries	26,949	347	—	27,296
Mutual funds held in rabbi trust	5,281	365	—	5,646
Total trading securities	88,856	714	(163)	89,407
Total investments	$221,895	$952	$(389)	$222,458

December 31, 2018
Securities available-for-sale
Corporate debt	$147,556	$27	$(617)	$146,966

Trading securities
Corporate debt	72,274	8	(421)	71,861
U.S. Treasuries	16,953	225	—	17,178
Mutual funds held in rabbi trust	4,347	—	(247)	4,100
Total trading securities	93,574	233	(668)	93,139
Total investments	$241,130	$260	$(1,285)	$240,105

The following table summarizes the fair value of the investments based upon the contractual maturities:

	As of
	March 31, 2019	December 31, 2018
	(In thousands)
Less than one year	$129,435	$134,255
Due in 1 - 5 years	93,023	105,850
Total	$222,458	$240,105

Proceeds from the sales and maturities of investments during the three months ended March 31, 2019 and 2018 were $100.1 million and $67.4 million, respectively.

The following table provides fair values and unrealized losses on investments and by the aging of the securities’ continuous unrealized loss position as of March 31, 2019 and December 31, 2018:

	Less than Twelve Months		Twelve Months or More		Total
	Estimated fair value	Gross unrealized losses	Estimated fair value	Gross unrealized losses	Estimated fair value	Gross unrealized losses
	(In thousands)
As of March 31, 2019
Corporate debt	$27,031	$(18)	$82,528	$(371)	$109,559	$(389)

As of December 31, 2018
Corporate debt	$80,282	$(256)	$87,028	$(782)	$167,310	$(1,038)

5. Goodwill and Intangible Assets

Goodwill and intangible assets with indefinite lives was $59.7 million as of both March 31, 2019 and December 31, 2018. Intangible assets that are subject to amortization, including the related accumulated amortization, are comprised of the following:

	March 31, 2019			December 31, 2018
	Cost	Accumulated amortization	Net carrying amount	Cost	Accumulated amortization	Net carrying amount
	(In thousands)
Technology	$5,770	$(5,770)	$—	$5,770	$(5,770)	$—
Customer relationships	5,639	(2,773)	2,866	5,634	(2,672)	2,962
Non-competition agreements	380	(380)	—	380	(380)	—
Tradenames	370	(370)	—	370	(370)	—
Total	$12,159	$(9,293)	$2,866	$12,154	$(9,192)	$2,962

Amortization expense associated with identifiable intangible assets was $0.1 million for each of the three months ended March 31, 2019 and 2018, respectively. Estimated total amortization expense is $0.4 million for each year from 2019 through 2022 and $0.3 million for 2023.

6. Income Taxes

The provision for income taxes consists of the following:

	Three Months Ended March 31,
	2019	2018
Current:	(In thousands)
Federal	$6,524	$7,970
State and local	1,393	1,919
Foreign	2,771	1,114
Total current provision	10,688	11,003
Deferred:
Federal	1,602	846
State and local	249	130
Foreign	159	1,094
Total deferred provision	2,010	2,070
Provision for income taxes	$12,698	$13,073

The Company recognized excess tax benefits on share-based payments of $3.0 million and $1.8 million through the provision for income taxes, for the three months ended March 31, 2019 and 2018, respectively.

The Company or one of its subsidiaries files U.S. federal, state and foreign income tax returns. Income tax returns for U.S. Federal (through 2013), New York City (through 2003) and state (through 2009) and Connecticut state (through 2003) have been audited. An examination of the Company’s New York State income tax returns for 2010 through 2017 is currently underway. The Company cannot estimate when the examination will conclude or the impact such examination will have on the Company’s Consolidated Financial Statements, if any.

All previously undistributed foreign earnings have now been subject to U.S. tax. Notwithstanding the U.S. taxation of these amounts, the Company considers its undistributed foreign earnings to be indefinitely reinvested outside of the U.S. and does not expect to incur any significant additional taxes related to such amounts.

7. Stock-Based Compensation Plans

Total stock-based compensation expense was as follows:

	Three Months Ended March 31,
	2019	2018
	(In thousands)
Employees	$4,916	$3,692
Non-employee directors	280	259
Total stock-based compensation	$5,196	$3,951

The Company records stock-based compensation expense for employees in employee compensation and benefits and for non-employee directors in general and administrative expenses in the Consolidated Statements of Operations.

During the three months ended March 31, 2019, the Company granted to employees a total of 82,423 shares of restricted stock or restricted stock units, 82,474 options to purchase shares of common stock and performance-based shares with an expected pay-out at target of 13,225 shares of common stock. The fair value of the restricted stock and performance-based share awards was based on a weighted-average fair value per share at the grant date of $213.62 and $208.84, respectively. Based on the Black-Scholes option pricing model, the weighted-average fair value for each option granted was $38.83 per share.

In addition to the grants above, 76,868 stock options and 18,914 performance shares were granted to the Company’s President and Chief Operating Officer in January 2019 with an aggregate  grant date fair value of $5.8 million as determined by an independent third party using a Monte Carlo simulation model.  The exercise price is $272.88 for 35,678 of the stock options and $294.71 for the remaining 41,189 stock options, which is equal to 125% and 135%, respectively, of the fair market value of the Company’s common stock on the grant date.  The performance share award provides that the number of shares earned will be based on the Company’s achievement of certain share price levels during the five-year performance period.  The performance level is $272.88 for 8,969 of the performance shares and $294.71 for the remaining 9,945 performance shares, which is equal to 125% and 135%, respectively, of the fair market value of the Company’s common stock on the grant date. Subject to the terms of the award agreements, the performance shares will vest and options will vest and become exercisable only upon the grantee’s continued employment with the Company through January 24, 2024. The options expire on July 22, 2024.   Key assumptions used for the Monte Carlo model included a risk free interest rate of 2.6%, a dividend yield of 0.8%, volatility of 25.8% for the stock options and volatility of 25.9% for the performance shares.

As of March 31, 2019, the total unrecognized compensation cost related to all non-vested awards was $52.2 million. That cost is expected to be recognized over a weighted-average period of 2.5 years.

8. Earnings Per Share

The following table sets forth basic and diluted weighted average shares outstanding used to compute earnings per share:

	Three Months Ended March 31,
	2019	2018
	(In thousands)
Basic weighted average shares outstanding	37,043	36,954
Dilutive effect of stock options and restricted stock	789	932
Diluted weighted average shares outstanding	37,832	37,886

Stock options and restricted stock totaling 346,327 shares and 77,732 shares for the three months ended March 31, 2019 and 2018, respectively, were excluded from the computation of diluted earnings per share because their effect would have been antidilutive. The computation of diluted shares can vary among periods due, in part, to the change in the average price of the Company’s common stock.

9. Credit Agreement

In October 2015, the Company entered into a two-year amended and restated credit agreement (the “Credit Agreement”) that provided for revolving loans and letters of credit up to an aggregate of $100.0 million. The Company amended the Credit Agreement in October 2017 and extended the maturity date to October 2018. The amended Credit Agreement also provided for two additional one-year extension options and modified certain borrowing terms and covenants. In October 2018, the Company exercised its first option to extend the maturity date to October 2019. Subject to satisfaction of certain specified conditions, the Company is permitted to upsize the borrowing capacity under the Credit Agreement by an additional $50.0 million. As of March 31, 2019, the Company had $1.7 million in letters of credit outstanding and $98.3 million in available borrowing capacity under the Credit Agreement.

Borrowings under the Credit Agreement will bear interest at a rate per annum equal to the base rate or adjusted LIBOR plus an applicable margin that varies with the Company’s consolidated total leverage ratio. The Credit Agreement requires that the Company satisfies certain covenants, which includes leverage ratios and minimum earnings before interest, tax, depreciation and amortization (“EBITDA”) requirements. The Company was in compliance with all applicable covenants at March 31, 2019 and December 31, 2018.

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

10. Leases

The Company has operating leases for corporate offices with initial lease terms ranging from one-year to 15 years.    Certain leases contain options to extend the initial term at the Company’s discretion. The Company accounts for the option to extend when it is reasonably certain of being exercised. The Company’s lease agreements do not contain any material residual value guarantees, restrictions or covenants.

The following table presents the components of occupancy expense for the three months ended March 31, 2019:

Lease cost:	Classification	(In thousands)
Operating lease cost	Occupany	$2,745
Operating lease cost for subleased/assigned properties	Other, net	573
Variable lease costs	Occupany	124
Sublease income subleased/assigned properties	Other, net	(573)
Net lease cost		$2,869

The Company determines whether an arrangement is, or includes, a lease at contract inception. Operating lease right-of-use assets and liabilities are recognized at commencement date and are initially measured based on the present value of lease payments over the defined lease term. As the Company's leases do not provide an implicit rate, the Company used its incremental borrowing rate based on the information available at the adoption date in determining the present value of lease payments. The weighted average remaining lease term and weighted average discount rate were 14.2 years and 6.0%, respectively, for operating leases as of March 31, 2019.

The following table presents the maturity of lease liabilities as of March 31, 2019:

(In thousands)
Remainder of 2019	$3,768
2020	11,185
2021	10,125
2022	9,092
2023	8,762
2024 and thereafter	96,287
Total lease payments	139,219
Less: interest	48,374
Present value of lease liabilities	$90,845

Minimum lease commitments as of December 31, 2018 that had an initial term or remaining lease term in excess of one-year are as follows:

(In thousands)
2019	$9,764
2020	10,919
2021	10,114
2022	9,067
2023	8,738
2024 and thereafter	95,467
$144,069

The Company has entered into agreements that assign the Company’s lease obligations on two properties to third parties and is contingently liable should the third parties default on future lease obligations through the lease termination dates of November 2020 and February 2022. The aggregate amount of the future lease obligations under these arrangements is $5.4 million as of March 31, 2019.

11. Commitments and Contingencies

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

Other

The Company, through two regulated subsidiaries, executes certain bond transactions between and among institutional investor and broker-dealer clients on a matched principal basis by serving as counterparty to both the buyer and the seller in trades which settle through third-party clearing brokers. Settlement typically occurs within one to two trading days after the trade date. Cash settlement of the transaction occurs upon receipt or delivery of the underlying instrument that was traded. Under securities clearing agreements with third party clearing brokers, the Company maintains collateral deposits with each clearing broker in the form of cash. The amount of the collateral deposits, which are disclosed in the Consolidated Statements of Cash Flows as restricted cash, and included in prepaid expenses and other assets in the Consolidated Statements of Financial Condition was $1.2 million as of both March 31, 2019 and 2018. The Company may be exposed to credit risk in the event a counterparty does not fulfill its obligation to complete a transaction or if there is a trade dispute or error relating to a matched principal transaction. Pursuant to the terms of the securities clearing agreements, each third-party clearing broker has the right to charge the Company for any losses they suffer resulting from a counterparty’s failure on any of the Company’s trades. The Company did not record any liabilities or losses with regard to this right for the three months ended March 31, 2019 and 2018.

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

12. Share Repurchase Program

In September 2017, the Board of Directors authorized a fifteen-month share repurchase program for up to $100.0 million that commenced in October 2017. The expiration date of this program was subsequently extended to March 31, 2019. In January 2019, the Board of Directors authorized a new two-year share repurchase program for up to $100.0 million that commenced in April 2019. For the three months ended March 31, 2019, the Company repurchased 23,365 shares of common stock at a cost of $5.2 million. Shares repurchased under each program will be held in treasury for future use.

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

For the three months ended March 31, 2019 and 2018, the U.K. was the only individual foreign country in which the Company had a subsidiary that accounted for 10% or more of the total revenues or total long-lived assets of the Company. Revenues and long-lived assets are attributed to a geographic area based on the location of the particular subsidiary. Long-lived assets are defined as furniture, equipment, leasehold improvements and capitalized software. Information regarding revenue for the three months ended March 31, 2019 and 2018 and long-lived assets as of March 31, 2019 and December 31, 2018 was as follows:

	Three Months Ended March 31,
	2019	2018
	(In thousands)
Revenues
United States	$103,615	$96,451
United Kingdom	20,267	17,751
Other	609	512
Total	$124,491	$114,714

	As of
	March 31, 2019	December 31, 2018
	(In thousands)
Long-lived assets, as defined
United States	$53,518	$55,200
United Kingdom	7,508	7,787
Other	21	23
Total	$61,047	$63,010

14. Retirement and Deferred Compensation Plans

The Company offers a non-qualified deferred cash incentive plan to certain officers and other employees. Under the plan, eligible employees may defer up to 100% of their annual cash incentive pay. The Company has elected to fund its deferred compensation obligations through a rabbi trust. The rabbi trust is subject to creditor claims in the event of insolvency but such assets are not available for general corporate purposes. Assets held in the rabbi trust are invested in mutual funds, as selected by the participants, which are designated as trading securities and carried at fair value. As of March 31, 2019 and 2018, the fair value of the mutual fund investments and deferred compensation obligations were $5.6 million and $4.3 million, respectively. Changes in the fair value of securities held in the rabbi trust and offsetting increases or decreases in the deferred compensation obligation are recognized in other, net in the Company’s Consolidated Statements of Operations. For the three months ended March 31, 2019 and 2018, the trading (losses) gains and changes in deferred compensation liability and expense were immaterial.

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

Our objective is to provide the leading global electronic trading platform for fixed-income securities, connecting broker-dealers and institutional investors more easily and efficiently, while offering a broad array of trading, information and technology services to market participants across the trading cycle. The key elements of our strategy are:

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

During the first quarter of 2019, our business was impacted by a number of factors, including lower volatility and tightening credit spreads. New issue activity was slightly lighter than normal for the first quarter, and investment managers experienced significant inflows, resulting in increased secondary trading volumes. In addition, the continued flattening of the yield curve in 2019 resulted in lower duration of bonds traded on the platform, which has a negative impact on our fee capture rate. Our results of operations are also impacted by the overall level of activity in our core products. In the first quarter of 2019, market volumes in the U.S. high-grade and U.S. high-yield markets as reported by Financial Industry Regulatory Authority’s Trade Reporting and Compliance Engine (“TRACE”) increased 12.6% and 5.1%, respectively, compared to the first quarter of 2018.

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

In March 2017, the U.K. notified the European Council of its intention to leave the European Union (“E.U.”) (commonly referred to as “Brexit”). By invoking Article 50 of the Lisbon Treaty, the U.K. was set to leave the E.U. in March 2019.  However, following several requests by the U.K. to delay Brexit, the U.K. is now set to leave the E.U. on October 31, 2019, unless both parties ratify the withdrawal agreement before that date. Following Brexit, our U.K. subsidiaries will not be able to rely on the existence of a “passporting” regime that allows immediate access to the single E.U. market. Accordingly, in order to provide our trading platform and certain post-trade services to clients in the E.U. following Brexit, we have established new regulated subsidiaries in the Netherlands that commenced operations during the first quarter of 2019.

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

Trends in Our Business

The majority of our revenues are derived from commissions for transactions executed on our platform between and among our institutional investor and broker-dealer clients and monthly distribution fees. We believe that there are five key variables that impact the notional value of such transactions on our platform and the amount of commissions and distribution fees earned by us:

•	the number of participants on our platform and their willingness to originate transactions through the platform;
•	the number of institutional investor and broker-dealer clients on the platform and the frequency and competitiveness of the price responses they provide on our platform;
•	the number of markets that are available for our clients to trade on our platform;
•	the overall level of activity in these markets; and
•	the level of commissions that we collect for trades executed through the platform.

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

Other Credit Commissions. Other credit includes Eurobonds, emerging markets bonds, high-yield bonds, municipal bonds and leveraged loans. Commissions for other credit products generally vary based on the type of the instrument traded using standard fee schedules. Similar to our U.S. high-grade fee plans, certain dealers participate in a high-yield fee plan that incorporates a variable transaction fee and fixed distribution fee, while other dealers participate in a plan that does not contain monthly distribution fees and instead incorporates additional per transaction execution fees and minimum monthly fee commitments. The average other credit fees per million may vary in the future due to changes in product mix or trading protocols.

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

Expenses may grow in the future, notably in employee compensation and benefits, as we increase headcount to support investment in new products and geographic expansion. However, we believe that operating leverage can be achieved by increasing volumes in existing products and adding new products without substantial additions to our infrastructure.

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

Critical Accounting Policies and Estimates

This Management’s Discussion and Analysis of Financial Condition and Results of Operations discusses our Consolidated Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the United States, also referred to as U.S. GAAP. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the reported amounts of income and expenses during the reporting periods. We base our estimates and judgments on historical experience and on various other factors that we believe are reasonable under the circumstances. Actual results may differ from these estimates under varying assumptions or conditions. Note 2 of the Notes to our Consolidated Financial Statements includes a summary of the significant accounting policies and methods used in the preparation of our Consolidated Financial Statements. There were no significant changes to our critical accounting policies and estimates during the three months ended March 31, 2019, as compared to those we disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2018.

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

Results of Operations

The following table summarizes our financial results for the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31,
	2019	2018	$ Change	% Change
	(In thousands, except share and per share amounts)
Revenues	$124,491	$114,714	$9,777	8.5%
Expenses	61,302	54,541	6,761	12.4%
Operating income	63,189	60,173	3,016	5.0%
Other income	2,031	840	1,191	141.8%
Income before income taxes	65,220	61,013	4,207	6.9%
Provision for income taxes	12,698	13,073	(375)	-2.9%
Net income	$52,522	$47,940	$4,582	9.6%

Net income per common share - Diluted	$1.39	$1.27	$0.12	9.7%

A 5.9% change in the average foreign currency exchange rates of the British pound sterling compared to the U.S. dollar from the three months ended March 31, 2018 had the effect of decreasing revenues and expenses by $1.1 million and $1.0 million, respectively, for the three months ended March 31, 2019.

Revenues

Our revenues for the three months ended March 31, 2019 and 2018, and the resulting dollar and percentage changes, were as follows:

	Three Months Ended March 31,
	2019		2018
	($ in thousands)
	$	% of Revenues	$	% of Revenues	$ Change	% Change
Commissions	$112,760	90.6%	$102,772	89.6%	$9,988	9.7%
Information services	7,366	5.9	7,066	6.2	300	4.2
Post-trade services	4,100	3.3	4,576	4.0	(476)	(10.4)
Other	265	0.2	300	0.2	(35)	(11.7)
Total revenues	$124,491	100.0%	$114,714	100.0%	$9,777	8.5%

Commissions. Our commission revenues for the three months ended March 31, 2019 and 2018, and the resulting dollar and percentage changes, were as follows:

	Three Months Ended March 31,
	2019	2018	$ Change	% Change
	($ in thousands)
Variable transaction fees
U.S. high-grade	$42,501	$38,767	$3,734	9.6%
Other credit	46,034	40,427	5,607	13.9
Liquid products	557	583	(26)	(4.5)
Total variable transaction fees	89,092	79,777	9,315	11.7
Distribution fees
U.S. high-grade	17,978	17,227	751	4.4
Other credit	5,558	5,540	18	0.3
Liquid products	132	228	(96)	(42.1)
Total distribution fees	23,668	22,995	673	2.9
Total commissions	$112,760	$102,772	$9,988	9.7%

Variable transaction fees increased $9.3 million due to a 13.2% increase in trading volume offset by a 1.7% decline in average variable transaction fee per million. Open Trading volume increased by 65.6% and represented 20.4% and 13.2% of commission revenue for the three months ended March 31, 2018 and 2019, respectively. U.S. high-grade distribution fees increased $0.8 million, principally due to the migration of certain of our broker-dealer clients from an all-variable fee plan to a plan that incorporates a monthly distribution fee.

Our trading volumes for the three months ended March 31, 2019 and 2018 were as follows:

	Three Months Ended March 31,
	2019	2018	$ Change	% Change
	($ in millions)
Trading Volume Data
U.S. high-grade - fixed rate	$259,833	$236,523	$23,310	9.9%
U.S. high-grade - floating rate	17,577	14,462	3,115	21.5
Total U.S. high grade	277,410	250,985	26,425	10.5
Other credit	234,491	199,943	34,548	17.3
Liquid products	14,276	14,079	197	1.4
Total	$526,177	$465,007	$61,170	13.2%

Number of U.S. Trading Days	61	61
Number of U.K. Trading Days	63	63

For volume reporting purposes, transactions in foreign currencies are converted to U.S. dollars at average monthly rates. The 10.5% increase in our U.S. high-grade volume was principally due to an increase in U.S. high grade market volume as reported by TRACE. Our estimated market share of total U.S. high-grade corporate bond volume decreased to 17.6% for the three months ended March 31, 2019 from 18.0% for the three months ended March 31, 2018.

Other credit volumes increased by 17.3% due to increases of 35.6% in Eurobonds volume, 15.3% in high-yield bond volume and 10.3% in emerging markets bond volume. We believe the majority of our other credit volume gains were due to increases in estimated market share as TRACE and Trax® reported Eurobonds, high-yield and emerging markets market volumes were down 3.4%, up 5.1% and down 9.0%, respectively.

Our average variable transaction fee per million for the three months ended March 31, 2019 and 2018 was as follows:

	Three Months Ended March 31,
	2019	2018
Average Variable Transaction fee per million
U.S. high-grade - fixed rate	$158	$158
U.S. high-grade - floating rate	76	94
Total U.S. high-grade	153	154
Other credit	196	202
Liquid products	39	41
Total	169	172

Total U.S. high-grade average variable transaction fee per million decreased by $1 per million as the impact of a decrease in the duration of bonds traded was largely offset by a shift in trade size mix. Other credit average variable transaction fee per million decreased by $6 per million mainly due to a larger percentage of trading volume in Eurobonds and emerging market sovereign bonds that command lower fees per million.

Information Services. Information services revenue increased $0.3 million for the three months ended March 31, 2019 principally due to new data contracts offset by the unfavorable impact of the stronger U.S. dollar of $0.2 million.

Post-Trade Services. Post-trade services revenue decreased $0.5 million for the three months ended March 31, 2019 principally due to a decrease of $0.3 million related to MiFID II implementation services and the unfavorable impact of the stronger U.S. dollar of $0.3 million. Our transaction reporting business processed 247 million transactions for the three months ended March 31, 2019 compared to 213 million for the three months ended March 31, 2018.

Expenses

Our expenses for the three months ended March 31, 2019 and 2018, and the resulting dollar and percentage changes, were as follows:

	Three Months Ended March 31,
	2019	2018
	($ in thousands)
	$	$	$ Change	% Change
Expenses
Employee compensation and benefits	$32,658	$28,834	$3,824	13.3%
Depreciation and amortization	6,082	5,269	813	15.4
Technology and communications	5,782	5,779	3	0.1
Professional and consulting fees	5,831	5,057	774	15.3
Occupancy	2,949	3,337	(388)	(11.6)
Marketing and advertising	2,299	2,065	234	11.3
Clearing costs	2,577	1,725	852	49.4
General and administrative	3,124	2,475	649	26.2
Total expenses	$61,302	$54,541	$6,761	12.4%

Employee compensation and benefits increased by $3.8 million, primarily due to a $2.0 million increase in salaries, taxes and benefits on higher employee headcount and an increase of $1.2 million in stock-based compensation.

Depreciation and amortization increased by $0.8 million primarily due to higher depreciation of software licenses of $0.4 million and amortization of production hardware of $0.3 million. For the three months ended March 31, 2019 and 2018, $0.6 million and $2.3 million, respectively, of equipment purchases and leasehold improvements and $3.2 million and $3.6 million, respectively, of software development costs were capitalized.

Professional and consulting fees increased by $0.8 million primarily due to higher higher non-IT consulting fees of $0.4 million and increased recruiting fees of $0.3 million.

Clearing costs increased by $0.9 million primarily due to higher Open Trading volume. Third-party clearing costs as a percentage of matched principal trading revenue decreased from 12.8% to 11.2%.

General and administrative expenses increased by $0.6 million for the three months ended March 31, 2019 due to an increase in general travel, entertainment and meals of $0.3 million.

Other Income (Expense)

Our other income for the three months ended March 31, 2019 and 2018, and the resulting dollar and percentage changes, were as follows:

	Three Months Ended March 31,
	2019	2018
	($ in thousands)
	$	$	$ Change	% Change
Investment income	$1,989	$1,168	$821	70.3%
Other, net	42	(328)	370	(112.8)
Total other income	$2,031	$840	$1,191	141.8%

Investment income increased by $0.8 million primarily due to higher investment balances and an increase in interest rates.

Provision for Income Tax

The provision for income taxes and effective tax rate for the three months ended March 31, 2019 and 2018 were as follows:

	Three Months Ended March 31,
	2019	2018
	($ in thousands)
	$	$	$ Change	% Change
Provision for income taxes	$12,698	$13,073	$(375)	(2.9)%

Effective tax rate	19.5%	21.4%

The income tax provision reflected $3.0 million and $1.8 million, respectively, of excess tax benefits related to share-based compensation awards that vested or were exercised during the first quarter of 2019 and 2018. Our consolidated effective tax rate can vary from period to period depending on the geographic mix of our earnings, changes in tax legislation and tax rates and the amount and timing of excess tax benefits related to share-based payments, among other factors.

Liquidity and Capital Resources

During the past three years, we have met our funding requirements through cash on hand and internally generated funds. Cash and cash equivalents and investments totaled $483.4 million at March 31, 2019.

In October 2015, we entered into a two-year amended and restated credit agreement (the “Credit Agreement”) that increased our borrowing capacity to an aggregate of $100.0 million. In October 2017, we amended the Credit Agreement and extended the maturity date to October 2018. The amended Credit Agreement also provided for two additional one-year extension options and modified certain borrowing terms and covenants. In October 2018, we exercised our first option to extend the maturity date to October 2019. Subject to satisfaction of certain specified conditions, we are permitted to upsize the borrowing capacity under the Credit Agreement by an additional $50.0 million. As of March 31, 2019, we had $1.7 million in letters of credit outstanding and $98.3 million in available borrowing capacity under the Credit Agreement.

Our cash flows were as follows:

	Three Months Ended March 31,
	2019	2018	$ Change	% Change
	($ in thousands)
Net cash provided by operating activities	$39,369	$31,439	$7,930	25.2%
Net cash provided by (used in) investing activities	10,562	(12,729)	23,291	(183.0)
Net cash (used in) financing activities	(36,227)	(29,445)	(6,782)	23.0
Effect of exchange rate changes on cash and cash equivalents	943	(110)	1,053	(957.3)
Net increase (decrease) for the period	$14,647	$(10,845)	$25,492	235.1%

The $7.9 million increase in net cash provided by operating activities was primarily due to an increase in net income of $4.6 million and a decrease in net purchases of trading investments of $3.0 million.

The $23.3 million decrease in net cash provided by (used in) investing activities was primarily due to a decrease of $21.2 million in net purchases of available-for-sale investments and a decrease of $2.0 million in capital expenditures.

The $6.8 million increase in net cash used in financing activities was principally due to an increase in withholding tax payments on restricted stock vesting and stock option exercises of $4.2 million and an increase in cash dividends paid on common stock of $3.6 million, offset by a decrease in repurchases of our common stock of $1.1 million.

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

The table set forth below presents a reconciliation of our cash flow from operating activities to Free Cash Flow, as defined, for the twelve months ended March 31, 2019 and 2018:

	Twelve months ended March 31,
	2019	2018
	($ in thousands)
Net cash provided by operating activities	$231,847	$168,925
Exclude: Net change in trading investments	(3,817)	12,831
Less: Purchases of furniture, equipment and leasehold improvements	(34,259)	(10,215)
Less: Capitalization of software development costs	(11,299)	(13,889)
Free Cash Flow	$182,472	$157,652

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

Certain of our U.S. subsidiaries are registered as a broker-dealer or a SEF and therefore are subject to the applicable rules and regulations of the SEC and the CFTC. These rules contain minimum net capital requirements, as defined in the applicable regulations, and also may require a significant part of the registrants’ assets be kept in relatively liquid form. Certain of our foreign subsidiaries are regulated by the Financial Conduct Authority in the U.K. or other foreign regulators and must maintain financial resources, as defined in the applicable regulations, in excess of the applicable financial resources requirement. As of March 31, 2019, each of our subsidiaries that are subject to these regulations had net capital or financial resources in excess of their minimum requirements. As of March 31, 2019, our subsidiaries maintained aggregate net capital and financial resources that were $172.5 million in excess of the required levels of $12.7 million.

Each of our U.S. and foreign regulated subsidiaries are subject to local regulations which generally prohibit repayment of borrowings from our affiliates, paying cash dividends, making loans to our affiliates or otherwise entering into transactions that result in a significant reduction in regulatory net capital or financial resources without prior notification to or approval from such regulated entity’s principal regulator. As of March 31, 2019, the amount of unrestricted cash held by our non-U.S. subsidiaries was $103.5 million.

We execute certain bond transactions between and among institutional investor and broker-dealer clients on a matched principal basis by serving as counterparty to both the buyer and the seller in trades which settle through third-party clearing brokers. Settlement typically occurs within one to two trading days after the trade date. Cash settlement of the transaction occurs upon receipt or delivery of the underlying instrument that was traded. Under securities clearing agreements with third party clearing brokers, we maintain collateral deposits with each clearing broker in the form of cash. The amount of the collateral deposits, which are disclosed in the Consolidated Statements of Cash Flows as restricted cash, and included in prepaid expenses and other assets in the Consolidated Statements of Financial Condition was $1.2 million as of both March 31, 2019 and 2018. We may be exposed to credit risk in the event a counterparty does not fulfill its obligation to complete a transaction or if there is a trade dispute or error relating to a matched principal transaction. Pursuant to the terms of the securities clearing agreements, each third-party clearing broker has the right to charge us for any losses they suffer resulting from a counterparty’s failure on any of our trades. We did not record any liabilities or losses with regard to this right for the three months ended March 31, 2019 and 2018.

In the normal course of business, we enter into contracts that contain a variety of representations, warranties and indemnification provisions. Our maximum exposure from any claims under these arrangements is unknown, as this would involve claims that have not yet occurred. However, based on past experience, we expect the risk of material loss to be remote.

In September 2017, our Board of Directors authorized a fifteen-month share repurchase program for up to $100.0 million commencing in October 2017. The expiration date of this program was subsequently extended to March 31, 2019. In January 2019, the Board of Directors authorized a new two-year share repurchase program for up to $100.0 million that commenced in April 2019. Shares repurchased under each program will be held in treasury for future use.

In April 2019, our Board of Directors approved a quarterly cash dividend of $0.51 per share payable on May 22, 2019 to stockholders of record as of the close of business on May 8, 2019. Any future declaration and payment of dividends will be at the sole discretion of our Board of Directors. Our Board of Directors may take into account such matters as general business conditions, our financial results, capital requirements, contractual obligations, legal, and regulatory restrictions on the payment of dividends to our stockholders or by our subsidiaries to their respective parent entities, and any such other factors as the Board of Directors may deem relevant.

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

Contractual Obligations and Commitments

As of March 31, 2019, we had the following contractual obligations and commitments:

	Payments due by period
	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 - years
	($ in thousands)
Operating leases	$139,219	$3,768	$21,310	$17,854	$96,287
Foreign currency forward contract	122,167	122,167	—	—	—
	$261,386	$125,935	$21,310	$17,854	$96,287

We enter into foreign currency forward contracts to hedge our exposure to variability in certain foreign currency cash flows resulting from the net investment in our U.K. subsidiaries. As of March 31, 2019, the notional value of the foreign currency forward contract outstanding was $122.2 million and the fair value of the asset was $1.1 million.

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

As of March 31, 2019, we had $216.8 million of investments, which were invested in corporate bonds and U.S. Treasuries that were classified as securities available-for-sale or trading securities. Adverse movements, such as a 10% decrease in the value of these securities or a downturn or disruption in the markets for these securities, could result in a substantial loss. In addition, principal gains and losses resulting from these securities could on occasion have a disproportionate effect, positive or negative, on our financial condition and results of operations for any particular reporting period.

Interest Rate Risk

Interest rate risk represents our exposure to interest rate changes with respect to our cash, cash equivalents and investments. As of March 31, 2019, our cash and cash equivalents and investments amounted to $483.4 million. A hypothetical 100 basis point decrease in interest rates would decrease our investment income by approximately $4.8 million, assuming no change in the amount or composition of our cash and cash equivalents.

As of March 31, 2019, a hypothetical 100 basis point increase or decrease in interest rates would decrease or increase the fair value of the available-for-sale investment portfolio by approximately $1.0 million, assuming no change in the amount or composition of the investments. The hypothetical unrealized gain (loss) of $1.0 million would be recognized in accumulated other comprehensive loss on the Consolidated Statements of Financial Condition.

A similar hypothetical 100 basis point increase or decrease in interest rates would decrease or increase the fair value of the trading securities portfolio by approximately $1.0 million. The hypothetical unrealized gain (loss) of $1.0 million would be recognized in other, net in the Consolidated Statements of Operations.

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

During the twelve months ended March 31, 2019, approximately 13.8% of our revenue and 29.0% of our expenses were denominated in currencies other than the U.S. dollar, most notably the British Pound Sterling. Based on actual results over the past year, a hypothetical 10% increase or decrease in the U.S. dollar against all other currencies would have increased or decreased revenue by approximately $6.2 million and operating expenses by approximately $6.6 million.

Derivative Risk

Our limited derivative risk stems from our activities in the foreign currency forward contract market. We use this market to mitigate our U.S. dollar versus British Pound Sterling exposure that arises from the activities of our U.K. subsidiaries. As of March 31, 2019, the fair value of the notional amount of our foreign currency forward contract was $122.2 million. We do not speculate in any derivative instruments.

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

Item 4. Controls and Procedures

(a)  Evaluation of Disclosure Controls and Procedures. Our management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our “disclosure controls and procedures,” as that term is defined in Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of March 31, 2019. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective to ensure that information required to be disclosed by MarketAxess in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and to ensure that information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

(b)  Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2019 identified in connection with the evaluation thereof by our management, including the Chief Executive Officer and Chief Financial Officer, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

There have been no material changes in our risk factors from those disclosed in our most recent Form 10-K for the year ended December 31, 2018. For a discussion of the risk factors affecting the Company, see “Risk Factors” in Part I, Item 1A of our 2018 Form 10-K for the year ended December 31, 2018.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

During the quarter ended March 31, 2019, we repurchased the following shares of common stock:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans and Programs	Dollar Value of Shares That May Yet Be Purchased Under the Plans and Programs
				(In thousands)
January 1, 2019 - January 31, 2019	68,039	$212.55	10,500	$66,468
February 1, 2019 - February 28, 2019	7,467	222.99	7,256	64,855
March 1, 2019 - March 31, 2019	5,609	235.16	5,609	63,536
	81,115	$215.07	23,365

During the three months ended March 31, 2019, we repurchased 81,115 shares of common stock. The repurchases included 23,365 shares repurchased in connection with our share repurchase program and 57,750 shares surrendered by employees to us to satisfy the withholding tax obligations upon the exercise of stock options and vesting of restricted shares.

In September 2017, our Board of Directors authorized a fifteen-month share repurchase program for up to $100.0 million commencing in October 2017. The expiration date was subsequently extended to March 31, 2019. In January 2019, our Board of Directors authorized a new two-year share repurchase program for up to $100.0 million of our common stock that commenced in April 2019. Shares repurchased under each program will be held in treasury for future use.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Listing:

Number	Description
10.1

Form of Restricted Stock Unit Agreement (annual vesting) for Christopher R. Concannon pursuant to the MarketAxess Holdings Inc. 2012 Incentive Plan (incorporated by reference to Exhibit 10.4 to the registrant’s Current Report on Form 8-K dated January 4, 2019)

10.2

Form of Restricted Stock Unit Agreement (cliff vesting) for Christopher R. Concannon pursuant to the MarketAxess Holdings Inc. 2012 Incentive Plan (incorporated by reference to Exhibit 10.5 to the registrant’s Current Report on Form 8-K dated January 4, 2019)

10.3

Form of Performance Share Award Agreement for Christopher R. Concannon pursuant to the MarketAxess Holdings Inc. 2012 Incentive Plan (incorporated by reference to Exhibit 10.3 to the registrant’s Current Report on Form 8-K dated January 4, 2019)

10.4

Form of Incentive Stock Option Agreement for Christopher R. Concannon pursuant to the MarketAxess Holdings Inc. 2012 Incentive Plan (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K dated January 4, 2019)

10.5

Employment Letter Agreement, dated as of January 7, 2019, by and between MarketAxess Holdings Inc. and Christopher R. Concannon (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K dated January 4, 2019)

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

**

Attached as Exhibit 101 to this Quarterly Report on Form 10-Q are the following materials, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Financial Condition as of March 31, 2019 and December 31, 2018; (ii) Consolidated Statements of Operations for the Three Months Ended March 31, 2019 and 2018; (iii) Consolidated Statements of Comprehensive Income for the Three Months Ended March 31, 2019 and 2018; (iv) Consolidated Statements of Stockholders’ Equity for the Three Months Ended March 31, 2019 and 2018; (v) Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2019 and 2018; and (vi) Notes to the Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MARKETAXESS HOLDINGS INC.

Date: April 25, 2019	By:	/s/ RICHARD M. MCVEY
Richard M. McVey
Chief Executive Officer
(principal executive officer)

Date: April 25, 2019	By:	/s/ ANTONIO L. DELISE
Antonio L. DeLise
Chief Financial Officer
(principal financial and accounting officer)