Form 10-Q
period 2019-09-30
MARKETAXESS HOLDINGS INC
filed 2019-10-25
CIK 1278021

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

or

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

As of October 21, 2019, the number of shares of the Registrant’s voting common stock outstanding was 37,777,078.

MARKETAXESS HOLDINGS INC.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2019

PART I — Financial Information

Item 1. Financial Statements

MARKETAXESS HOLDINGS INC.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Unaudited)

	As of
	September 30, 2019	December 31, 2018
	(In thousands, except share and per share amounts)
ASSETS
Cash and cash equivalents	$320,527	$246,322
Investments, at fair value	235,625	240,105
Accounts receivable, net of allowance of $146 and $80 as of September 30, 2019 and December 31, 2018, respectively	72,812	57,535
Goodwill and intangible assets, net of accumulated amortization	62,387	62,675
Furniture, equipment, leasehold improvements and capitalized software, net of accumulated depreciation and amortization	66,531	63,010
Operating lease right-of-use assets	75,390	—
Prepaid expenses and other assets	18,591	22,468
Deferred tax assets, net	3,163	3,424
Total assets	$855,026	$695,539

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Accrued employee compensation	$35,082	$39,053
Income and other tax liabilities	13,274	16,432
Deferred revenue	3,731	2,810
Accounts payable, accrued expenses and other liabilities	16,285	29,366
Operating lease liabilities	92,031	—
Total liabilities	160,403	87,661

Commitments and Contingencies (Note 11)

Stockholders' equity
Preferred stock, $0.001 par value, 4,855,000 shares authorized, no shares issued and outstanding as of September 30, 2019 and December 31, 2018	—	—
Series A Preferred Stock, $0.001 par value, 110,000 shares authorized, no shares issued and outstanding as of September 30, 2019 and December 31, 2018	—	—
Common stock voting, $0.003 par value, 110,000,000 shares authorized, 40,721,937 shares and 40,540,349 shares issued and 37,780,778 shares and 37,639,917 shares outstanding as of September 30, 2019 and December 31, 2018, respectively	122	122
Common stock non-voting, $0.003 par value, 10,000,000 shares authorized, no shares issued and outstanding as of September 30, 2019 and December 31, 2018	—	—
Additional paid-in capital	343,543	341,860
Treasury stock - Common stock voting, at cost, 2,941,159 and 2,900,432 shares as of September 30, 2019 and December 31, 2018, respectively	(196,402)	(184,962)
Retained earnings	560,164	463,252
Accumulated other comprehensive loss	(12,804)	(12,394)
Total stockholders' equity	694,623	607,878
Total liabilities and stockholders' equity	$855,026	$695,539

The accompanying notes are an integral part of these consolidated financial statements.

MARKETAXESS HOLDINGS INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(In thousands, except share and per share amounts)
Revenues
Commissions	$119,869	$90,513	$346,753	$289,398
Information services	7,693	7,174	22,215	21,170
Post-trade services	3,784	3,475	11,840	11,671
Other	251	281	770	882
Total revenues	131,597	101,443	381,578	323,121

Expenses
Employee compensation and benefits	32,681	26,282	97,962	81,315
Depreciation and amortization	6,700	6,173	19,127	17,232
Technology and communications	7,381	5,879	19,637	17,451
Professional and consulting fees	7,018	5,685	19,145	16,168
Occupancy	2,802	3,528	8,549	10,332
Marketing and advertising	2,506	2,980	8,472	8,580
Clearing costs	2,782	1,760	7,969	5,497
General and administrative	3,762	2,744	10,686	7,927
Total expenses	65,632	55,031	191,547	164,502
Operating income	65,965	46,412	190,031	158,619
Other income (expense)
Investment income	2,211	1,635	6,296	4,186
Other, net	(838)	(250)	(860)	(785)
Total other income	1,373	1,385	5,436	3,401
Income before income taxes	67,338	47,797	195,467	162,020
Provision for income taxes	13,336	9,203	40,838	34,999
Net income	$54,002	$38,594	$154,629	$127,021

Net income per common share
Basic	$1.46	$1.04	$4.17	$3.44
Diluted	$1.42	$1.02	$4.08	$3.36

Cash dividends declared per common share	$0.51	$0.42	$1.53	$1.26

Weighted average shares outstanding
Basic	37,066	36,951	37,053	36,952
Diluted	37,995	37,828	37,913	37,859

The accompanying notes are an integral part of these consolidated financial statements.

MARKETAXESS HOLDINGS INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(In thousands)
Net income	$54,002	$38,594	$154,629	$127,021
Net cumulative translation adjustment and foreign currency exchange hedge, net of tax of $1,012, $240, $1,281 and $746, respectively	(1,416)	(582)	(1,398)	(1,602)
Net unrealized gain (loss) on securities available-for-sale, net of tax of $22, $23, $309 and $(66), respectively	70	72	988	(205)
Comprehensive income	$52,656	$38,084	$154,219	$125,214

The accompanying notes are an integral part of these consolidated financial statements.

MARKETAXESS HOLDINGS INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

	Common Stock Voting	Additional Paid-In Capital	Treasury Stock - Common Stock Voting	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
	(In thousands)
Balance at January 1, 2019	$122	$341,860	$(184,962)	$463,252	$(12,394)	$607,878
Net income	—	—	—	52,522	—	52,522
Cumulative translation adjustment and foreign currency exchange hedge, net of tax	—	—	—	—	1,118	1,118
Unrealized net gain on securities available-for-sale, net of tax	—	—	—	—	459	459
Stock-based compensation	—	5,196	—	—	—	5,196
Exercise of stock options	—	172	—	—	—	172
Withholding tax payments on restricted stock vesting and stock option exercises	—	(11,803)	—	—	—	(11,803)
Repurchases of common stock	—	—	(5,184)	—	—	(5,184)
Cash dividend on common stock	—	—	—	(19,212)	—	(19,212)
Balance at March 31, 2019	122	335,425	(190,146)	496,562	(10,817)	631,146
Net income	—	—	—	48,105	—	48,105
Cumulative translation adjustment and foreign currency exchange hedge, net of tax	—	—	—	—	(1,100)	(1,100)
Unrealized net gain on securities available-for-sale, net of tax	—	—	—	—	459	459
Stock-based compensation	—	5,929	—	—	—	5,929
Exercise of stock options	—	350	—	—	—	350
Withholding tax payments on restricted stock vesting and stock option exercises	—	(258)	—	—	—	(258)
Repurchases of common stock	—	—	(3,486)	—	—	(3,486)
Cash dividend on common stock	—	—	—	(19,237)	—	(19,237)
Balance at June 30, 2019	122	341,446	(193,632)	525,430	(11,458)	661,908
Net income	—	—	—	54,002	—	54,002
Cumulative translation adjustment and foreign currency exchange hedge, net of tax	—	—	—	—	(1,416)	(1,416)
Unrealized net gain on securities available-for-sale, net of tax	—	—	—	—	70	70
Stock-based compensation	—	7,944	—	—	—	7,944
Exercise of stock options	—	363	—	—	—	363
Withholding tax payments on restricted stock vesting and stock option exercises	—	(6,210)	—	—	—	(6,210)
Repurchases of common stock	—	—	(2,770)	—	—	(2,770)
Cash dividend on common stock	—	—	—	(19,268)	—	(19,268)
Balance at September 30, 2019	$122	$343,543	$(196,402)	$560,164	$(12,804)	$694,623

The accompanying notes are an integral part of these consolidated financial statements.

MARKETAXESS HOLDINGS INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (CONTINUED)

(Unaudited)

	Common Stock Voting	Additional Paid-In Capital	Treasury Stock - Common Stock Voting	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
	(In thousands)
Balance at January 1, 2018	$121	$331,081	$(159,791)	$353,583	$(10,226)	$514,768
Net income	—	—	—	47,940	—	47,940
Cumulative translation adjustment and foreign currency exchange hedge, net of tax	—	—	—	—	268	268
Unrealized net loss on securities available-for-sale, net of tax	—	—	—	—	(334)	(334)
Stock-based compensation	—	3,951	—	—	—	3,951
Exercise of stock options	—	258	—	—	—	258
Withholding tax payments on restricted stock vesting and stock option exercises	—	(7,621)	—	—	—	(7,621)
Repurchases of common stock	—	—	(6,268)	—	—	(6,268)
Cash dividend on common stock	—	—	—	(15,798)	—	(15,798)
Balance at March 31, 2018	121	327,669	(166,059)	385,725	(10,292)	537,164
Net income	—	—	—	40,487	—	40,487
Cumulative translation adjustment and foreign currency exchange hedge, net of tax	—	—	—	—	(1,288)	(1,288)
Unrealized net gain on securities available-for-sale, net of tax	—	—	—	—	57	57
Stock-based compensation	—	3,650	—	—	—	3,650
Exercise of stock options	—	113	—	—	—	113
Withholding tax payments on restricted stock vesting and stock option exercises	—	(376)	—	—	—	(376)
Repurchases of common stock	—	—	(6,636)	—	—	(6,636)
Cash dividend on common stock	—	—	—	(15,793)	—	(15,793)
Balance at June 30, 2018	121	331,056	(172,695)	410,419	(11,523)	557,378
Net income	—	—	—	38,594	—	38,594
Cumulative translation adjustment and foreign currency exchange hedge, net of tax	—	—	—	—	(582)	(582)
Unrealized net gain on securities available-for-sale, net of tax	—	—	—	—	72	72
Stock-based compensation	—	3,950	—	—	—	3,950
Exercise of stock options	—	1,016	—	—	—	1,016
Withholding tax payments on restricted stock vesting and stock option exercises	—	57	—	—	—	57
Repurchases of common stock	—	—	(6,081)	—	—	(6,081)
Cash dividend on common stock	—	—	—	(15,786)	—	(15,786)
Balance at September 30, 2018	$121	$336,079	$(178,776)	$433,227	$(12,033)	$578,618

The accompanying notes are an integral part of these consolidated financial statements.

MARKETAXESS HOLDINGS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2019	2018
	(In thousands)
Cash flows from operating activities
Net income	$154,629	$127,021
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	19,127	17,232
Amortization of operating lease right-of-use assets	4,304	—
Stock-based compensation expense	19,069	11,551
Deferred taxes	73	162
Other	886	2,005
Changes in operating assets and liabilities:
(Increase) in accounts receivable	(15,479)	(9,560)
Decrease in prepaid expenses and other assets	3,855	97
(Increase) decrease in trading investments	(371)	6,671
(Increase) in mutual funds held in rabbi trust	(1,770)	(1,317)
(Decrease) in accrued employee compensation	(3,971)	(5,034)
(Decrease) in income and other tax liabilities	(3,279)	(755)
Increase in deferred revenue	921	1,125
(Decrease) increase in accounts payable, accrued expenses and other liabilities	(2,000)	4,614
Increase in operating lease liabilities	800	—
Net cash provided by operating activities	176,794	153,812
Cash flows from investing activities
Available-for-sale investments
Proceeds from maturities and sales	156,809	256,301
Purchases	(149,575)	(260,318)
Purchases of furniture, equipment and leasehold improvements	(8,683)	(23,821)
Capitalization of software development costs	(13,863)	(9,171)
Other	22	25
Net cash (used in) investing activities	(15,290)	(36,984)
Cash flows from financing activities
Cash dividend on common stock	(57,233)	(46,893)
Exercise of stock options	885	1,387
Withholding tax payments on restricted stock vesting and stock option exercises	(18,271)	(7,940)
Repurchases of common stock	(11,440)	(18,985)
Net cash (used in) financing activities	(86,059)	(72,431)
Effect of exchange rate changes on cash and cash equivalents	(1,261)	(1,326)
Cash and cash equivalents including restricted cash
Net increase for the period	74,184	43,071
Beginning of period	247,458	168,150
End of period	$321,642	$211,221

Supplemental cash flow information
Non-cash activity
Operating lease right-of-use assets obtained in exchange for operating lease liabilities	$422	$—

The accompanying notes are an integral part of these consolidated financial statements.

MARKETAXESS HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Organization and Principal Business Activity

MarketAxess Holdings Inc. (the “Company” or “MarketAxess”) was incorporated in the State of Delaware on April 11, 2000. Through its subsidiaries, MarketAxess operates a leading electronic trading platform that enables fixed-income market participants to efficiently trade corporate bonds and other types of fixed-income instruments using MarketAxess' patented trading technology. Over 1,600 institutional investor and broker-dealer firms are active users of the MarketAxess trading platform, accessing global liquidity in U.S. high-grade corporate bonds, emerging markets and high-yield bonds, European bonds, U.S. agency bonds, municipal bonds, leveraged loans, credit default swaps and other fixed-income securities. Through its Open Trading™ protocols, MarketAxess executes bond trades between and among institutional investor and broker-dealer clients in an all-to-all anonymous trading environment in which MarketAxess acts as the matched principal counterparty. MarketAxess also offers a number of trading-related products and services, including: Composite+ pricing and other market data to assist clients with trading decisions; auto-execution and other execution services for clients requiring specialized workflow solutions; connectivity solutions that facilitate straight-through processing; and technology services to optimize trading environments. Through its Trax® division, the Company also offers a range of pre- and post-trade services, including trade matching, trade publication, regulatory transaction reporting and market and reference data across a range of fixed-income and other products.

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

Accounting Pronouncements, Recently Adopted

In February 2016, the Financial Accounting Standards Board (“FASB”) issued ASU 2016-02, “Leases” (“ASU 2016-02”) requiring lessees to recognize lease assets and lease liabilities on the balance sheet for those leases previously classified as operating leases with lease terms greater than 12 months. The Company adopted ASU 2016-02 effective January 1, 2019 using a modified retrospective transition approach and will not restate comparative periods. In addition, the Company elected the package of practical expedients permitted under the transition guidance within the new standard which allowed it to carry forward the historical lease classification. On January 1, 2019, the Company recorded new operating lease right-of-use assets of $79.5 million, eliminated a deferred rent liability of $11.7 million and recorded lease liabilities associated with the future minimum payments required under operating leases of $91.2 million. The adoption of this guidance did not have a material effect on the Company's Consolidated Statements of Operations or Consolidated Statements of Cash Flows.

In August 2018, the FASB issued ASU 2018-15, “Intangibles—Goodwill and Other—Internal-Use Software: Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract” (“ASU 2018-15”). The standard requires the capitalization of implementation costs incurred in a cloud computing arrangement to be aligned with the requirements for capitalizing costs incurred to develop or obtain internal-use software. The updated guidance is effective for annual and interim reporting periods beginning after December 15, 2019, with early adoption permitted. The Company adopted ASU 2018-15 effective July 1, 2019 on a prospective basis. The Company completed its analysis and the adoption of this guidance did not have a material impact on the Company’s Consolidated Financial Statements.

Accounting Pronouncements, Not Yet Adopted as of September 30, 2019

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

The Company assesses whether an other-than-temporary impairment loss on the available-for-sale investments has occurred due to declines in fair value or other market conditions. The portion of an other-than-temporary impairment related to credit loss is recorded as a charge in the Consolidated Statements of Operations. The remainder is recognized in accumulated other comprehensive loss if the Company does not intend to sell the security and it is more likely than not that the Company will not be required to sell the security prior to recovery. No charges for other-than-temporary losses were recorded during the three month and nine month periods ended September 30, 2019 and 2018, respectively.

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

Software Development Costs

The Company capitalizes certain costs associated with the development of internal use software, including, among other items, employee compensation and related benefits and third party consulting costs at the point at which the conceptual formulation, design and testing of possible software project alternatives have been completed. Once the product is ready for its intended use, such costs are amortized on a straight-line basis over three years. The Company reviews the amounts capitalized for impairment whenever events or changes in circumstances indicate that the carrying amounts of the assets may not be recoverable.

Cloud Computing Costs

The Company capitalizes certain costs associated with cloud computing arrangements, including, among other items, employee compensation and related benefits and third party consulting costs that are part of the application development stage.  These costs are setup as a pre-paid asset on the balance sheet and are amortized over the period of the hosting service contract. The Company reviews the amounts capitalized for impairment whenever events or changes in circumstances indicate that the carrying amounts of the assets may not be recoverable.

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

For trades that the Company executes between and among institutional investor and broker-dealer clients on a matched principal basis by serving as counterparty to both the buyer and the seller, the Company earns its commission through the difference in price between the two trades. The commission is collected upon settlement of the trade, which typically occurs within one to two trading days after the trade date. The following table presents commission revenue by fee type for the three and nine months ended September 30, 2019 and 2018:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(In thousands)
Commission revenue by fee type
Variable transaction fees
Disclosed trading	$69,541	$49,727	$202,905	$172,443
Open Trading - matched principal trading	26,444	16,228	72,934	44,943
Total variable transaction fees	95,985	65,955	275,839	217,386
Distribution fees and unused minimum fees	23,884	24,558	70,914	72,012
Total commissions	$119,869	$90,513	$346,753	$289,398

Information services – Information services includes data licensed to the Company’s broker-dealer clients, institutional investor clients and data-only subscribers; professional and consulting services; technology software licenses; and maintenance and support services. The nature and timing of each performance obligation may vary as these contracts are either subscription based services transferred over time or one-time services that are transferred at a point in time. Revenues for services transferred over time are recognized ratably over the contract period as the Company’s performance obligation is met whereas revenues for services transferred at a point in time are recognized in the period the services are provided. Customers are generally billed monthly, quarterly, or annually; revenues billed in advance are deferred and recognized ratably over the contract period. The following table presents information services revenue by timing of recognition for the three and nine months ended September 30, 2019 and 2018:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(In thousands)
Information services revenue by timing of recognition
Services transferred over time	$7,203	$7,029	$21,472	$20,652
Services transferred at a point in time	490	145	743	518
Total information services revenues	$7,693	$7,174	$22,215	$21,170

Post-trade services – Post-trade services revenue is generated from regulatory transaction reporting, trade publication and trade matching services. Customers are generally billed monthly in arrears and revenue is recognized in the period transactions are processed. Revenues billed in advance are deferred and recognized ratably over the contract period. The Company also generates one-time implementation fees for onboarding clients which are invoiced and recognized in the period the implementation is completed. The following table presents post-trade services revenue by timing of recognition for the three and nine months ended September 30, 2019 and 2018:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(In thousands)
Post-trade services revenue by timing of recognition
Services transferred over time	$3,775	$3,463	$11,811	$11,370
Services transferred at a point in time	9	12	29	301
Total post-trade services revenues	$3,784	$3,475	$11,840	$11,671

Other revenues – Other revenues primarily includes revenue from telecommunications line charges to broker-dealer clients.

Contract liabilities consist of deferred revenues that the Company records when cash payments are received or due in advance of services to be performed. The revenue recognized from contract liabilities and the remaining balance is shown below:

	December 31, 2018	Payments received in advance of services to be performed	Revenue recognized for services performed during the period	Foreign Currency Translation	September 30, 2019
	(In thousands)
Information services	$1,959	$6,030	$(5,437)	$—	$2,552
Post-trade services	851	9,538	(9,180)	(30)	1,179
Total deferred revenue	$2,810	$15,568	$(14,617)	$(30)	$3,731

The majority of the Company’s contracts are short-term in nature with durations of less than one-year. For contracts extending beyond one year, the aggregate amount of the transaction price allocated to remaining performance obligations was $27.9 million as of September 30, 2019. The Company expects to recognize revenue associated with the remaining performance obligations over the next 29 months.

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

Business Combinations, Goodwill and Intangible Assets

Business combinations are accounted for under the purchase method of accounting. The total cost of an acquisition is allocated to the underlying net assets based on their respective estimated fair values. The excess of the purchase price over the estimated fair values of the net assets acquired is recorded as goodwill. Determining the fair value of certain assets acquired and liabilities assumed requires judgment and often involves the use of significant estimates and assumptions, including assumptions with respect to future cash flows, discount rates, growth rates and asset lives.

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

3. Net Capital Requirements

Certain U.S. subsidiaries of the Company are registered as a broker-dealer or swap execution facility (“SEF”) and therefore are subject to the applicable rules and regulations of the SEC and the Commodity Futures Trading Commission (“CFTC”). These rules contain minimum net capital requirements, as defined in the applicable regulations, and also may require that a significant part of the registrants’ assets be kept in relatively liquid form. Certain of the Company’s foreign subsidiaries are regulated by the Financial Conduct Authority in the U.K. or other foreign regulators and must maintain financial resources, as defined in the applicable regulations, in excess of the applicable financial resources requirement. As of September 30, 2019, each of the Company’s subsidiaries that are subject to these regulations had net capital or financial resources in excess of their minimum requirements. As of September 30, 2019, the Company’s subsidiaries maintained aggregate net capital and financial resources that was $182.9 million in excess of the required levels of $14.3 million.

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

	Level 1	Level 2	Level 3	Total
	(In thousands)
As of September 30, 2019
Money market funds	$163,734	$—	$—	$163,734
Securities available-for-sale
Corporate debt	—	140,812	—	140,812
Trading securities
Corporate debt	—	33,697	—	33,697
U.S. Treasuries	—	55,248	—	55,248
Mutual funds held in rabbi trust	—	5,868	—	5,868
Foreign currency forward position	—	231	—	231
Total	$163,734	$235,856	$—	$399,590

As of December 31, 2018
Money market funds	$112,529	$—	$—	$112,529
Securities available-for-sale
Corporate debt	—	146,966	—	146,966
Trading securities
Corporate debt	—	71,861	—	71,861
U.S. Treasuries	—	17,178	—	17,178
Mutual funds held in rabbi trust	—	4,100	—	4,100
Foreign currency forward position	—	(1,021)	—	(1,021)
Total	$112,529	$239,084	$—	$351,613

Securities classified within Level 2 were valued using a market approach utilizing prices and other relevant information generated by market transactions involving comparable assets. The foreign currency forward contracts are classified within Level 2 as the valuation inputs are based on quoted market prices. The mutual funds held in a rabbi trust represent investments associated with the Company’s deferred cash incentive plan. There were no financial assets classified within Level 3 during the nine months ended September 30, 2019 and 2018.

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

	As of
	September 30, 2019	December 31, 2018
	(In thousands)
Notional value	$134,907	$106,306
Fair value of notional	134,676	107,327
Fair value of the asset (liability)	$231	$(1,021)

The following is a summary of the Company’s investments:

	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
	(In thousands)
As of September 30, 2019
Securities available-for-sale
Corporate debt	$140,104	$732	$(24)	$140,812

Trading securities
Corporate debt	33,676	30	(9)	33,697
U.S. Treasuries	54,661	587	—	55,248
Mutual funds held in rabbi trust	5,173	695	—	5,868
Total trading securities	93,510	1,312	(9)	94,813
Total investments	$233,614	$2,044	$(33)	$235,625

As of December 31, 2018
Securities available-for-sale
Corporate debt	$147,556	$27	$(617)	$146,966

Trading securities
Corporate debt	72,274	8	(421)	71,861
U.S. Treasuries	16,953	225	—	17,178
Mutual funds held in rabbi trust	4,347	—	(247)	4,100
Total trading securities	93,574	233	(668)	93,139
Total investments	$241,130	$260	$(1,285)	$240,105

The following table summarizes the fair value of the investments based upon the contractual maturities:

	As of
	September 30, 2019	December 31, 2018
	(In thousands)
Less than one year	$116,365	$134,255
Due in 1 - 5 years	119,260	105,850
Total	$235,625	$240,105

Proceeds from the sales and maturities of investments during the nine months ended September 30, 2019 and 2018 were $238.5 million and $308.3 million, respectively.

The following table provides fair values and unrealized losses on investments and by the aging of the securities’ continuous unrealized loss position as of September 30, 2019 and December 31, 2018:

	Less than Twelve Months		Twelve Months or More		Total
	Estimated fair value	Gross unrealized losses	Estimated fair value	Gross unrealized losses	Estimated fair value	Gross unrealized losses
	(In thousands)
As of September 30, 2019
Corporate debt	$21,666	$(19)	$16,916	$(14)	$38,582	$(33)

As of December 31, 2018
Corporate debt	$80,282	$(256)	$87,028	$(782)	$167,310	$(1,038)

5. Goodwill and Intangible Assets

Goodwill and intangible assets with indefinite lives was $59.7 million as of both September 30, 2019 and December 31, 2018. Intangible assets that are subject to amortization, including the related accumulated amortization, are comprised of the following:

	September 30, 2019			December 31, 2018
	Cost	Accumulated amortization	Net carrying amount	Cost	Accumulated amortization	Net carrying amount
	(In thousands)
Technology	$5,770	$(5,770)	$—	$5,770	$(5,770)	$—
Customer relationships	5,627	(2,952)	2,675	5,634	(2,672)	2,962
Non-competition agreements	380	(380)	—	380	(380)	—
Tradenames	370	(370)	—	370	(370)	—
Total	$12,147	$(9,472)	$2,675	$12,154	$(9,192)	$2,962

Amortization expense associated with identifiable intangible assets was $0.3 million for each of the nine months ended September 30, 2019 and 2018, respectively. Estimated total amortization expense is $0.4 million for each year from 2019 through 2022 and $0.3 million for 2023.

6. Income Taxes

The provision for income taxes consists of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Current:	(In thousands)
Federal	$9,628	$6,358	$26,100	$23,119
State and local	1,865	1,619	5,215	5,616
Foreign	3,385	2,502	9,429	6,036
Total current provision	14,878	10,479	40,744	34,771
Deferred:
Federal	(1,231)	(663)	195	(321)
State and local	(214)	(136)	4	(107)
Foreign	(97)	(477)	(105)	656
Total deferred provision	(1,542)	(1,276)	94	228
Provision for income taxes	$13,336	$9,203	$40,838	$34,999

The Company recognized excess tax benefits on share-based payments of $3.5 million and $1.7 million through the provision for income taxes, for the three months ended September 30, 2019 and 2018, respectively, and $7.0 million and $3.7 million for the nine months ended September 30, 2019 and 2018, respectively.

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

7. Stock-Based Compensation Plans

Total stock-based compensation expense was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(In thousands)
Employees	$7,706	$3,654	$18,267	$10,739
Non-employee directors	238	296	802	812
Total stock-based compensation	$7,944	$3,950	$19,069	$11,551

The Company records stock-based compensation expense for employees in employee compensation and benefits and for non-employee directors in general and administrative expenses in the Consolidated Statements of Operations.

During the nine months ended September 30, 2019, the Company granted to employees a total of 97,244 shares of restricted stock or restricted stock units, 82,474 options to purchase shares of common stock and performance-based shares with an expected pay-out at target of 16,716 shares of common stock. The fair value of the restricted stock and performance-based share awards was based on a weighted-average fair value per share at the grant date of $242.74 and $224.13, respectively. Based on the Black-Scholes option pricing model, the weighted-average fair value for each option granted was $38.83 per share.

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

As of September 30, 2019, the total unrecognized compensation cost related to all non-vested awards was $43.9 million. That cost is expected to be recognized over a weighted-average period of 2.1 years.

8. Earnings Per Share

The following table sets forth basic and diluted weighted average shares outstanding used to compute earnings per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(In thousands)
Basic weighted average shares outstanding	37,066	36,951	37,053	36,952
Dilutive effect of stock options and restricted stock	929	877	860	907
Diluted weighted average shares outstanding	37,995	37,828	37,913	37,859

Stock options and restricted stock totaling 5,646 shares and 28,760 shares for the three months ended September 30, 2019 and 2018, respectively, and 194,672 shares and 42,159 shares for the nine months ended September 30, 2019 and 2018, respectively, were excluded from the computation of diluted earnings per share because their effect would have been antidilutive. The computation of diluted shares can vary among periods due, in part, to the change in the average price of the Company’s common stock.

9. Credit Agreement

In October 2015, the Company entered into a two-year amended and restated credit agreement (the “Credit Agreement”) that provided for revolving loans and letters of credit up to an aggregate of $100.0 million. The Company amended the Credit Agreement in October 2017 and extended the maturity date to October 2018. The amended Credit Agreement also provided for two additional one-year extension options and modified certain borrowing terms and covenants. Following the exercise of the first option to extend the maturity date by one year in October 2018, the Company exercised its second option in October 2019 to extend the maturity date to October 2020. Subject to satisfaction of certain specified conditions, the Company is permitted to upsize the borrowing capacity under the Credit Agreement by an additional $50.0 million. As of September 30, 2019, the Company had $1.0 million in letters of credit outstanding and $99.0 million in available borrowing capacity under the Credit Agreement.

Borrowings under the Credit Agreement will bear interest at a rate per annum equal to the base rate or adjusted LIBOR plus an applicable margin that varies with the Company’s consolidated total leverage ratio. The Credit Agreement requires that the Company satisfies certain covenants, which includes leverage ratios and minimum earnings before interest, tax, depreciation and amortization (“EBITDA”) requirements. The Company was in compliance with all applicable covenants at September 30, 2019 and December 31, 2018.

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

The following table presents the components of occupancy expense for the three and nine months ended September 30, 2019:

Lease cost:	Classification	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019
		(In thousands)
Operating lease cost	Occupancy	$2,602	$8,003
Operating lease cost for subleased/assigned properties	Other, net	707	1,863
Variable lease costs	Occupancy	9	164
Sublease income subleased/assigned properties	Other, net	(707)	(1,863)
Net lease cost		$2,611	$8,167

The Company determines whether an arrangement is, or includes, a lease at contract inception. Operating lease right-of-use assets and liabilities are recognized at commencement date and are initially measured based on the present value of lease payments over the defined lease term. As the Company's leases do not provide an implicit rate, the Company used its incremental borrowing rate based on the information available at the adoption date in determining the present value of lease payments. The weighted average remaining lease term and weighted average discount rate were 13.9 years and 6.0%, respectively, for operating leases as of September 30, 2019.

The following table presents the maturity of lease liabilities as of September 30, 2019:

(In thousands)
Remainder of 2019	$2,412
2020	11,238
2021	10,245
2022	9,032
2023	8,703
2024 and thereafter	96,105
Total lease payments	137,735
Less: interest	45,704
Present value of lease liabilities	$92,031

Minimum lease commitments as of December 31, 2018 that had an initial term or remaining lease term in excess of one-year are as follows:

(In thousands)
2019	$9,764
2020	10,919
2021	10,114
2022	9,067
2023	8,738
2024 and thereafter	95,467
$144,069

The Company has entered into agreements that assign the Company’s lease obligations on two properties to third parties and is contingently liable should the third parties default on future lease obligations through the lease termination dates of November 2020 and February 2022. The aggregate amount of the future lease obligations under these arrangements is $4.6 million as of September 30, 2019.

In September 2019, the Company entered into a lease agreement for approximately 15,646 square feet of office space in London, commencing on December 1, 2019 and expiring on January 15, 2027. The aggregate minimum rental commitment under such lease is $7.8 million. The Company expects to record a new right-of-use asset and corresponding lease liability of approximately $6.7 million.

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

Other

The Company, through two regulated subsidiaries, executes certain bond transactions between and among institutional investor and broker-dealer clients on a matched principal basis by serving as counterparty to both the buyer and the seller in trades which settle through third-party clearing brokers. Settlement typically occurs within one to two trading days after the trade date. Cash settlement of the transaction occurs upon receipt or delivery of the underlying instrument that was traded. Under securities clearing agreements with third party clearing brokers, the Company maintains collateral deposits with each clearing broker in the form of cash. The amount of the collateral deposits, which are disclosed in the Consolidated Statements of Cash Flows as restricted cash, and included in prepaid expenses and other assets in the Consolidated Statements of Financial Condition was $1.1 million and $1.2 million as of September 30, 2019 and 2018, respectively. The Company may be exposed to credit risk in the event a counterparty does not fulfill its obligation to complete a transaction or if there is a trade dispute or error relating to a matched principal transaction. Pursuant to the terms of the securities clearing agreements, each third-party clearing broker has the right to charge the Company for any losses they suffer resulting from a counterparty’s failure on any of the Company’s trades. The Company did not record any liabilities or losses with regard to this right for the nine months ended September 30, 2019 and 2018.

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

12. Share Repurchase Program

In September 2017, the Board of Directors authorized a fifteen-month share repurchase program for up to $100.0 million that commenced in October 2017. The expiration date of this program was subsequently extended to March 31, 2019. In January 2019, the Board of Directors authorized a new two-year share repurchase program for up to $100.0 million that commenced in April 2019. For the nine months ended September 30, 2019, the Company repurchased 43,715 shares of common stock at a cost of $11.4 million. Shares repurchased under each program will be held in treasury for future use.

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

For the nine months ended September 30, 2019 and 2018, the U.K. was the only individual foreign country in which the Company had a subsidiary that accounted for 10% or more of the total revenues or total long-lived assets of the Company. Revenues and long-lived assets are attributed to a geographic area based on the location of the particular subsidiary. Long-lived assets are defined as furniture, equipment, leasehold improvements and capitalized software. Information regarding revenue for the three and nine months ended September 30, 2019 and 2018 and long-lived assets as of September 30, 2019 and December 31, 2018 was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(In thousands)
Revenues
United States	$109,526	$85,110	$317,282	$271,833
United Kingdom	21,417	15,882	62,390	49,828
Other	654	451	1,906	1,460
Total	$131,597	$101,443	$381,578	$323,121

	As of
	September 30, 2019	December 31, 2018
	(In thousands)
Long-lived assets, as defined
United States	$59,146	$55,200
United Kingdom	7,355	7,787
Other	30	23
Total	$66,531	$63,010

14. Acquisition

On August 12, 2019, the Company entered into an agreement to purchase all of the outstanding equity interests of LiquidityEdge LLC (“LiquidityEdge”).  LiquidityEdge operates an electronic platform for trading U.S. Treasuries. The aggregate purchase price is $150.0 million, comprised of $100.0 million in cash and $50.0 million in the Company’s common stock, subject to customary purchase price adjustments. The Company expects to complete the acquisition of LiquidityEdge in the fourth quarter of 2019.

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

Executive Overview

MarketAxess operates a leading electronic trading platform that enables fixed-income market participants to efficiently trade corporate bonds and other types of fixed-income instruments using our patented trading technology. Over 1,600 institutional investor and broker-dealer firms are active users of our trading platform, accessing global liquidity in U.S. high-grade corporate bonds, emerging markets and high-yield bonds, European bonds, U.S. agency bonds, municipal bonds, leveraged loans, credit default swaps and other fixed-income securities. Through our Open Trading protocols, we execute bond trades between and among institutional investor and broker-dealer clients in an all-to-all anonymous trading environment in which we act as the matched principal counterparty. We also offer a number of trading-related products and services, including: Composite+ pricing and other market data products to assist clients with trading decisions; auto-execution and other execution services for clients requiring specialized workflow solutions; connectivity solutions that facilitate straight-through processing; and technology services to optimize trading environments. Through our Trax® division, we also offer a range of pre- and post-trade services, including trade matching, trade publication, regulatory transaction reporting and market and reference data across a range of fixed-income and other products.

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

Our objective is to provide the leading global electronic trading platform for fixed-income securities, connecting broker-dealers and institutional investors more easily and efficiently, while offering a broad array of trading, information and technology services to market participants across the trading cycle. The key elements of our strategy are:

•	to use our broad network of over 1,600 active institutional investor and broker-dealer participants to drive more clients to our leading electronic fixed-income trading platform;
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

•

to expand and strengthen our existing service, data and analytical offerings throughout the trading cycle so that we are more fully integrated into the workflow of our broker-dealer and institutional investor clients; and

•

to increase and supplement our internal growth by entering into strategic alliances, or acquiring businesses or technologies that will enable us to enter new markets, provide new products or services, or otherwise enhance the value of our platform to our clients. On August 12, 2019 we entered into an agreement to purchase all of the outstanding equity interests of LiquidityEdge LLC. LiquidityEdge operates an electronic platform for trading U.S. Treasuries.

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

Our results of operations are impacted by a number of factors, including market conditions and the overall level of market volumes in our core products. In the third quarter of 2019, estimated U.S. high-grade and U.S. high-yield market volume, as reported by Financial Industry Regulatory Authority’s (“FINRA”) Trade Reporting and Compliance Engine (“TRACE”), increased 10.3% and 18.8%, respectively, compared to the third quarter of 2018.  Historically, market conditions are typically more constructive for electronic trading and the growth of our market share when there is lower new issuance activity, increased volatility, widening credit spreads and increased investment fund flow movement, among other factors.  In the third quarter of 2019, U.S high-grade and U.S. high-yield new issue activity was slightly lighter than 2018 and volatility and credit spreads were higher than 2018.  In addition, the decline in Treasury yields and increase in average years-to-maturity led to longer duration on U.S. high-grade bonds traded on the platform and an increase in U.S. high-grade fee capture compared to the third quarter of 2018.

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

In March 2017, the U.K. notified the European Council of its intention to leave the European Union (“E.U.”) (commonly referred to as “Brexit”). By invoking Article 50 of the Lisbon Treaty, the U.K. was set to leave the E.U. in March 2019.  However, following several requests by the U.K. to delay Brexit, the U.K. is now set to leave the E.U. on October 31, 2019, unless both parties ratify the withdrawal agreement before that date or an extension is granted. Following Brexit, our U.K. subsidiaries will not be able to rely on the existence of a “passporting” regime that allows immediate access to the single E.U. market. Accordingly, in order to provide our trading platform and certain post-trade services to clients in the E.U. following Brexit, we have established new regulated subsidiaries in the Netherlands that commenced operations during the first quarter of 2019.

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

Critical Accounting Policies and Estimates

This Management’s Discussion and Analysis of Financial Condition and Results of Operations discusses our Consolidated Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the United States, also referred to as U.S. GAAP. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the reported amounts of income and expenses during the reporting periods. We base our estimates and judgments on historical experience and on various other factors that we believe are reasonable under the circumstances. Actual results may differ from these estimates under varying assumptions or conditions. Note 2 of the Notes to our Consolidated Financial Statements includes a summary of the significant accounting policies and methods used in the preparation of our Consolidated Financial Statements. There were no significant changes to our critical accounting policies and estimates during the nine months ended September 30, 2019, as compared to those we disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2018.

Recent Accounting Pronouncements

See Note 2 to the Consolidated Financial Statements for a discussion on recent accounting pronouncements, including but not limited to the Company’s adoption of the new U.S. GAAP leasing standard on a modified retrospective basis effective January 1, 2019 and the cloud computing arrangements standard on a prospective basis effective July 1, 2019.

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

Results of Operations

Three Months Ended September 30, 2019 Compared to Three Months Ended September 30, 2018

The following table summarizes our financial results for the three months ended September 30, 2019 and 2018:

	Three Months Ended September 30,
	2019	2018	$ Change	% Change
	($ in thousands, except per share amounts)
Revenues	$131,597	$101,443	$30,154	29.7%
Expenses	65,632	55,031	10,601	19.3
Operating income	65,965	46,412	19,553	42.1
Other income	1,373	1,385	(12)	(0.9)
Income before income taxes	67,338	47,797	19,541	40.9
Provision for income taxes	13,336	9,203	4,133	44.9
Net income	$54,002	$38,594	$15,408	39.9%

Net income per common share - Diluted	$1.42	$1.02	$0.40	39.2%

A 6.1% change in the average foreign currency exchange rates of the British pound sterling compared to the U.S. dollar from the three months ended September 30, 2018 had the effect of decreasing revenues and expenses by $1.1 million and $1.2 million, respectively, for the three months ended September 30, 2019.

Revenues

Our revenues for the three months ended September 30, 2019 and 2018, and the resulting dollar and percentage changes, were as follows:

	Three Months Ended September 30,
	2019		2018
	($ in thousands)
	$	% of Revenues	$	% of Revenues	$ Change	% Change
Commissions	$119,869	91.1%	$90,513	89.2%	$29,356	32.4%
Information services	7,693	5.8	7,174	7.1	519	7.2
Post-trade services	3,784	2.9	3,475	3.4	309	8.9
Other	251	0.2	281	0.3	(30)	(10.7)
Total revenues	$131,597	100.0%	$101,443	100.0%	$30,154	29.7%

Commissions. Our commission revenues for the three months ended September 30, 2019 and 2018, and the resulting dollar and percentage changes, were as follows:

	Three Months Ended September 30,
	2019	2018	$ Change	% Change
	($ in thousands)
Variable transaction fees
U.S. high-grade	$45,409	$32,385	$13,024	40.2%
Other credit	50,009	33,088	16,921	51.1
Liquid products	567	482	85	17.6
Total variable transaction fees	95,985	65,955	30,030	45.5
Distribution fees
U.S. high-grade	17,777	18,032	(255)	(1.4)
Other credit	5,986	6,385	(399)	(6.2)
Liquid products	121	141	(20)	(14.2)
Total distribution fees	23,884	24,558	(674)	(2.7)
Total commissions	$119,869	$90,513	$29,356	32.4%

Variable transaction fees increased $30.0 million due to a 37.1% increase in trading volume and a 6.1% increase in average variable transaction fee per million. Open Trading volume increased by 60.6% and represented 22.1% and 17.9% of commission revenue for the three months ended September 30, 2019 and 2018, respectively. Other credit distribution fees decreased $0.4 million principally due to lower unused monthly minimum commitments from our Eurobond fee plans. U.S. high-grade distribution fees decreased $0.3 million, mainly due to the migration of certain dealers from a monthly distribution fee plan to an all-variable fee plan.

Our trading volumes for the three months ended September 30, 2019 and 2018 were as follows:

	Three Months Ended September 30,
	2019	2018	$ Change	% Change
	($ in millions)
Trading volume data
U.S. high-grade - fixed rate	$245,027	$191,950	$53,077	27.7%
U.S. high-grade - floating rate	16,918	14,066	2,852	20.3
Total U.S. high grade	261,945	206,016	55,929	27.1
Other credit	255,097	166,990	88,107	52.8
Liquid products	11,661	12,505	(844)	(6.7)
Total	$528,703	$385,511	$143,192	37.1%

Number of U.S. Trading Days	64	63
Number of U.K. Trading Days	65	64

For volume reporting purposes, transactions in foreign currencies are converted to U.S. dollars at average monthly rates. The 27.1% increase in our U.S. high-grade volume was principally due to an increase in our estimated market share coupled with growth in overall market volume. Our estimated market share of total U.S. high-grade corporate bond volume increased to 20.2% for the three months ended September 30, 2019 from 17.5% for the three months ended September 30, 2018. Estimated U.S. high-grade TRACE volume increased by 10.3% to $1.3 trillion for the three months ended September 30, 2019 from $1.2 trillion for the three months ended September 30, 2018.

Other credit volumes increased by 52.8% due to increases of 57.1% in Eurobonds volume, 53.3% in high-yield bond volume and 50.8% in emerging markets bond volume as a result of increases in estimated market share and estimated market volumes. Estimated TRACE and Trax® reported emerging markets, Eurobonds and high-yield market volumes were up 37.7%, 25.4% and 18.8%, respectively.

Our average variable transaction fee per million for the three months ended September 30, 2019 and 2018 was as follows:

	Three Months Ended September 30,
	2019	2018
Average variable transaction fee per million
U.S. high-grade - fixed rate	$181	$162
U.S. high-grade - floating rate	56	91
Total U.S. high-grade	173	157
Other credit	196	198
Liquid products	49	39
Total	182	171

Total U.S. high-grade average variable transaction fee per million increased by $16 per million principally due to an increase in the duration of bonds traded on our platform. The other credit average variable transaction fee per million decreased by $2 due to a slight change in the protocol mix. Liquid products average variable transaction fee per million increased $10 per million due to a shift in product mix.

Information Services. Information services revenue increased $0.5 million for the three months ended September 30, 2019 principally due to new data contracts offset by the unfavorable impact of the stronger U.S. dollar of $0.3 million.

Post-Trade Services. Post-trade services revenue increased $0.3 million for the three months ended September 30, 2019 principally due to an increase of $0.5 million in regulatory transaction reporting services revenue offset by the unfavorable impact of the stronger U.S. dollar of $0.2 million. Our transaction reporting business processed 584 million transactions for the three months ended September 30, 2019 compared to 218 million for the three months ended September 30, 2018.

Expenses

Our expenses for the three months ended September 30, 2019 and 2018, and the resulting dollar and percentage changes, were as follows:

	Three Months Ended September 30,
	2019	2018	$ Change	% Change
	($ in thousands)
Expenses
Employee compensation and benefits	$32,681	$26,282	$6,399	24.3%
Depreciation and amortization	6,700	6,173	527	8.5
Technology and communications	7,381	5,879	1,502	25.5
Professional and consulting fees	7,018	5,685	1,333	23.4
Occupancy	2,802	3,528	(726)	(20.6)
Marketing and advertising	2,506	2,980	(474)	(15.9)
Clearing costs	2,782	1,760	1,022	58.1
General and administrative	3,762	2,744	1,018	37.1
Total expenses	$65,632	$55,031	$10,601	19.3%

Employee compensation and benefits increased by $6.4 million, primarily due to an increase of $3.3 million in stock-based compensation, a $2.5 million increase in salaries, taxes and benefits on higher employee headcount and higher employee incentive compensation of $0.6 million which is tied to operating performance.

Technology and communications expenses increased by $1.5 million primarily due to higher data center and cloud hosting costs of $0.7 million, market data costs of $0.5 million and software subscription costs of $0.3 million.

Professional and consulting fees increased by $1.3 million primarily due to $0.8 million of acquisition related costs and $0.4 million of consulting and legal fees associated with the self-clearing initiative.

Occupancy costs decreased by $0.7 million as the three months ended September 30, 2018 included duplicate rent expense during the build-out phase of our new headquarters in New York City. We relocated to our new headquarters in January 2019.

Clearing costs increased by $1.0 million primarily due to higher Open Trading volume. Third-party clearing costs as a percentage of matched principal trading revenue decreased from 10.8% to 10.5%.

General and administrative expenses increased by $1.0 million for the three months ended September 30, 2019 primarily due to higher employee training and professional development costs of $0.8 million.

Other Income (Expense)

Our other income for the three months ended September 30, 2019 and 2018, and the resulting dollar and percentage changes, were as follows:

	Three Months Ended September 30,
	2019	2018	$ Change	% Change
	($ in thousands)
Investment income	$2,211	$1,635	$576	35.2%
Other, net	(838)	(250)	(588)	235.2
Total other income	$1,373	$1,385	$(12)	(0.9)%

Investment income increased by $0.6 million primarily due to higher investment balances and an increase in interest rates.

Other, net expense increased by $0.6 million primarily due to charges associated with unrecognized tax positions.

Provision for Income Taxes

The provision for income taxes and effective tax rate for the three months ended September 30, 2019 and 2018 were as follows:

	Three Months Ended September 30,
	2019	2018	$ Change	% Change
	($ in thousands)
Provision for income taxes	$13,336	$9,203	$4,133	44.9%

Effective tax rate	19.8%	19.3%

The income tax provision reflected $3.5 million and $1.7 million of excess tax benefits related to share-based compensation awards that vested or were exercised during the three months ended September 30, 2019 and 2018, respectively. During the three months ended September 2018, we reduced the provisional tax charge recorded in 2017 associated with the Tax Cut and Jobs Act by $0.4 million as a result of new regulatory guidance and changes in interpretations and assumptions made by us. Our consolidated effective tax rate can vary from period to period depending on the geographic mix of our earnings, changes in tax legislation and tax rates and the amount and timing of excess tax benefits related to share-based payments, among other factors.

Nine Months Ended September 30, 2019 Compared to Nine Months Ended September 30, 2018

The following table summarizes our financial results for the nine months ended September 30, 2019 and 2018:

	Nine Months Ended September 30,
	2019	2018	$ Change	% Change
	($ in thousands, except per share amounts)
Revenues	$381,578	$323,121	$58,457	18.1%
Expenses	191,547	164,502	27,045	16.4
Operating income	190,031	158,619	31,412	19.8
Other income	5,436	3,401	2,035	59.8
Income before income taxes	195,467	162,020	33,447	20.6
Provision for income taxes	40,838	34,999	5,839	16.7
Net income	$154,629	$127,021	$27,608	21.7%

Net income per common share - Diluted	$4.08	$3.36	$0.72	21.4%

A 5.7% change in the average foreign currency exchange rates of the British pound sterling compared to the U.S. dollar from the nine months ended September 30, 2018 had the effect of decreasing revenues and expenses by $3.0 million and $3.2 million, respectively, for the nine months ended September 30, 2019.

Revenues

Our revenues for the nine months ended September 30, 2019 and 2018, and the resulting dollar and percentage changes, were as follows:

	Nine Months Ended September 30,
	2019		2018
	($ in thousands)
	$	% of Revenues	$	% of Revenues	$ Change	% Change
Commissions	$346,753	90.9%	$289,398	89.6%	$57,355	19.8%
Information services	22,215	5.8	21,170	6.6	1,045	4.9
Post-trade services	11,840	3.1	11,671	3.6	169	1.4
Other	770	0.2	882	0.2	(112)	(12.7)
Total revenues	$381,578	100.0%	$323,121	100.0%	$58,457	18.1%

Commissions. Our commission revenues for the nine months ended September 30, 2019 and 2018, and the resulting dollar and percentage changes, were as follows:

	Nine Months Ended September 30,
	2019	2018	$ Change	% Change
	($ in thousands)
Variable transaction fees
U.S. high-grade	$130,824	$107,553	$23,271	21.6%
Other credit	143,276	108,280	34,996	32.3
Liquid products	1,739	1,553	186	12.0
Total variable transaction fees	275,839	217,386	58,453	26.9
Distribution fees
U.S. high-grade	53,238	53,520	(282)	(0.5)
Other credit	17,318	17,967	(649)	(3.6)
Liquid products	358	525	(167)	(31.8)
Total distribution fees	70,914	72,012	(1,098)	(1.5)
Total commissions	$346,753	$289,398	$57,355	19.8%

Variable transaction fees increased $58.5 million primarily due to a 24.4% increase in trading volume. Open Trading volume increased by 57.1% and represented 21.0% and 15.5% of commission revenue for the nine months ended September 30, 2019 and 2018, respectively. Other credit distribution fees decreased $0.6 million principally due to lower unused monthly minimum commitments from our Eurobond fee plans.

Our trading volumes for the nine months ended September 30, 2019 and 2018 were as follows:

	Nine Months Ended September 30,
	2019	2018	$ Change	% Change
	($ in millions)
Trading volume data
U.S. high-grade - fixed rate	$753,885	$643,781	$110,104	17.1%
U.S. high-grade - floating rate	50,830	43,739	7,091	16.2
Total U.S. high grade	804,715	687,520	117,195	17.0
Other credit	738,091	544,614	193,477	35.5
Liquid products	39,111	39,134	(23)	(0.1)
Total	$1,581,917	$1,271,268	$310,649	24.4%

Number of U.S. Trading Days	188	188
Number of U.K. Trading Days	189	189

For volume reporting purposes, transactions in foreign currencies are converted to U.S. dollars at average monthly rates. The 17.0% increase in our U.S. high-grade volume was principally due to an increase in our market share coupled with growth in overall market volume. Our estimated market share of total U.S. high-grade corporate bond volume increased to 18.8% for the nine months ended September 30, 2019 from 17.6% for the nine months ended September 30, 2018. Estimated U.S. high-grade TRACE volume increased by 10.0% to $4.3 trillion for the nine months ended September 30, 2019 from $3.9 trillion for the nine months ended September 30, 2018.

Other credit volumes increased by 35.5% due to increases of 51.2% in Eurobonds volume, 37.4% in high-yield bond volume and 28.3% in emerging markets bond volume. We believe the majority of our other credit volume gains were due to increases in estimated market share as TRACE and Trax® reported Eurobonds, high-yield and emerging markets market volumes were up 13.1%, 10.4% and 10.1%, respectively.

Our average variable transaction fee per million for the nine months ended September 30, 2019 and 2018 was as follows:

	Nine Months Ended September 30,
	2019	2018
Average variable transaction fee per million
U.S. high-grade - fixed rate	$169	$161
U.S. high-grade - floating rate	66	94
Total U.S. high-grade	163	156
Other credit	194	199
Liquid products	44	40
Total	174	171

Total U.S. high-grade average variable transaction fee per million increased by $7 per million due to an increase in the duration of bonds traded and a shift in trade size mix which was partially offset by a decrease in the percentage of our volume from certain of our broker-dealer clients on an all-variable fee plan. Other credit average variable transaction fee per million decreased by $5 per million mainly due to changes in product mix, protocol mix and dealer mix.

Information Services. Information services revenue increased $1.0 million for the nine months ended September 30, 2019 principally due to new data contracts offset by the unfavorable impact of the stronger U.S. dollar of $0.7 million.

Post-Trade Services. Post-trade services revenue increased $0.2 million for the nine months ended September 30, 2019 principally due to an increase of $1.3 million to in regulatory transaction reporting services revenue offset by the unfavorable impact of the stronger U.S. dollar of $0.7 million. Our transaction reporting business processed 1.1 billion transactions for the nine months ended September 30, 2019 compared to 651 million for the nine months ended September 30, 2018.

Expenses

Our expenses for the nine months ended September 30, 2019 and 2018, and the resulting dollar and percentage changes, were as follows:

	Nine Months Ended September 30,
	2019	2018	$ Change	% Change
	($ in thousands)
Expenses
Employee compensation and benefits	$97,962	$81,315	$16,647	20.5%
Depreciation and amortization	19,127	17,232	1,895	11.0
Technology and communications	19,637	17,451	2,186	12.5
Professional and consulting fees	19,145	16,168	2,977	18.4
Occupancy	8,549	10,332	(1,783)	(17.3)
Marketing and advertising	8,472	8,580	(108)	(1.3)
Clearing costs	7,969	5,497	2,472	45.0
General and administrative	10,686	7,927	2,759	34.8
Total expenses	$191,547	$164,502	$27,045	16.4%

Employee compensation and benefits increased by $16.6 million, primarily due to a $7.4 million increase in salaries, taxes and benefits on higher employee headcount, an increase of $6.7 million in stock-based compensation and higher employee incentive compensation of $2.5 million which is tied to operating performance.

Technology and communications expenses increased by $2.2 million primarily due to higher data center and cloud hosting costs of $1.2 million and market data costs of $0.7 million.

Professional and consulting fees increased by $3.0 million primarily due to $1.1 million of acquisition related costs, a $0.5 million increase in non-IT consulting fees, $0.5 million of consulting and legal fees associated with the self-clearing initiative and $0.4 million in higher legal fees.

Occupancy costs decreased by $1.8 million as the nine months ended September 30, 2018 included duplicate rent expense during the build-out phase of our new headquarters in New York City. We relocated to our new headquarters in January 2019.

Clearing costs increased by $2.5 million primarily due to higher Open Trading volume. Third-party clearing costs as a percentage of matched principal trading revenue decreased from 12.2% to 10.9%.

General and administrative expenses increased by $2.8 million due to an increase in employee training and professional development costs of $1.1 million and $0.5 million in costs associated with the relocation to our new headquarters.

Other Income (Expense)

Our other income for the nine months ended September 30, 2019 and 2018, and the resulting dollar and percentage changes, were as follows:

	Nine Months Ended September 30,
	2019	2018	$ Change	% Change
	($ in thousands)
Investment income	$6,296	$4,186	$2,110	50.4%
Other income, net	(860)	(785)	(75)	9.6
Total other income	$5,436	$3,401	$2,035	59.8%

Investment income increased by $2.1 million primarily due to higher investment balances and an increase in interest rates.

Provision for Income Taxes

The provision for income taxes and effective tax rate for the nine months ended September 2019 and 2018 were as follows:

	Nine Months Ended September 30,
	2019	2018	$ Change	% Change
	($ in thousands)
Provision for income taxes	$40,838	$34,999	$5,839	16.7%

Effective tax rate	20.9%	21.6%

The income tax provision reflected $7.0 million and $3.7 million of excess tax benefits related to share-based compensation awards that vested or were exercised during the nine months ended September 30, 2019 and 2018, respectively. Our consolidated effective tax rate can vary from period to period depending on the geographic mix of our earnings, changes in tax legislation and tax rates and the amount and timing of excess tax benefits related to share-based payments, among other factors.

Liquidity and Capital Resources

During the past three years, we have met our funding requirements through cash on hand and internally generated funds. Cash and cash equivalents and investments totaled $556.2 million at September 30, 2019.

In October 2015, we entered into a two-year amended and restated credit agreement (the “Credit Agreement”) that increased our borrowing capacity to an aggregate of $100.0 million. In October 2017, we amended the Credit Agreement and extended the maturity date to October 2018. The amended Credit Agreement also provided for two additional one-year extension options and modified certain borrowing terms and covenants. Following the exercise of the first option to extend the maturity date by one year in October 2018, we exercised our second option in October 2019 to extend the maturity date to October 2020. Subject to satisfaction of certain specified conditions, we are permitted to upsize the borrowing capacity under the Credit Agreement by an additional $50.0 million. As of September 30, 2019, we had $1.0 million in letters of credit outstanding and $99.0 million in available borrowing capacity under the Credit Agreement.

Our cash flows were as follows:

	Nine Months Ended September 30,
	2019	2018	$ Change	% Change
	($ in thousands)
Net cash provided by operating activities	$176,794	$153,812	$22,982	14.9%
Net cash (used in) investing activities	(15,290)	(36,984)	21,694	(58.7)
Net cash (used in) financing activities	(86,059)	(72,431)	(13,628)	18.8
Effect of exchange rate changes on cash and cash equivalents	(1,261)	(1,326)	65	(4.9)
Net increase for the period	$74,184	$43,071	$31,113	72.2%

The $23.0 million increase in net cash provided by operating activities was primarily due to an increase in net income of $27.6 million, an increase in stock-based compensation expense of $7.5 million and an increase in amortization of operating lease right-of-use assets of $4.3 million, offset by an increase in working capital of $10.4 million and an increase in net purchases of trading investments of $7.0 million.

The $21.7 million decrease in net cash (used in) investing activities was primarily due to a decrease of $11.3 million in net purchases of available-for-sale investments and a decrease of $10.4 million in capital expenditures.

The $13.6 million increase in net cash (used in) financing activities was principally due to an increase in cash dividends paid on common stock of $10.3 million and an increase in withholding tax payments on restricted stock vesting and stock option exercises of $10.3 million, offset by a decrease in repurchases of our common stock of $7.5 million.

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

The table set forth below presents a reconciliation of our cash flow from operating activities to Free Cash Flow, as defined, for the twelve months ended September 30, 2019 and 2018:

	Twelve months ended September 30,
	2019	2018
	($ in thousands)
Net cash provided by operating activities	$246,899	$200,264
Exclude: Net change in trading investments	6,186	18,748
Less: Purchases of furniture, equipment and leasehold improvements	(20,750)	(28,662)
Less: Capitalization of software development costs	(16,397)	(12,548)
Free Cash Flow	$215,938	$177,802

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

Certain of our U.S. subsidiaries are registered as a broker-dealer or a SEF and therefore are subject to the applicable rules and regulations of the SEC, FINRA and the CFTC. These rules contain minimum net capital requirements, as defined in the applicable regulations, and also may require that a significant part of the registrants’ assets be kept in relatively liquid form. Certain of our foreign subsidiaries are regulated by the Financial Conduct Authority in the U.K. or other foreign regulators and must maintain financial resources, as defined in the applicable regulations, in excess of the applicable financial resources requirement. As of September 30, 2019, each of our subsidiaries that are subject to these regulations had net capital or financial resources in excess of their minimum requirements. As of September 30, 2019, our subsidiaries maintained aggregate net capital and financial resources that were $182.9 million in excess of the required levels of $14.3 million.

Each of our U.S. and foreign regulated subsidiaries are subject to local regulations which generally prohibit repayment of borrowings from our affiliates, paying cash dividends, making loans to our affiliates or otherwise entering into transactions that result in a significant reduction in regulatory net capital or financial resources without prior notification to or approval from such regulated entity’s principal regulator. As of September 30, 2019, the amount of unrestricted cash held by our non-U.S. subsidiaries was $128.7 million.

We execute certain bond transactions between and among institutional investor and broker-dealer clients on a matched principal basis by serving as counterparty to both the buyer and the seller in trades which settle through third-party clearing brokers. Settlement typically occurs within one to two trading days after the trade date. Cash settlement of the transaction occurs upon receipt or delivery of the underlying instrument that was traded. Under securities clearing agreements with third party clearing brokers, we maintain collateral deposits with each clearing broker in the form of cash. The amount of the collateral deposits, which are disclosed in the Consolidated Statements of Cash Flows as restricted cash, and included in prepaid expenses and other assets in the Consolidated Statements of Financial Condition was $1.1 million and $1.2 million as of September 30, 2019 and 2018, respectively. We may be exposed to credit risk in the event a counterparty does not fulfill its obligation to complete a transaction or if there is a trade dispute or error relating to a matched principal transaction. Pursuant to the terms of the securities clearing agreements, each third-party clearing broker has the right to charge us for any losses they suffer resulting from a counterparty’s failure on any of our trades. We did not record any liabilities or losses with regard to this right for the nine months ended September 30, 2019 and 2018.

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

In October 2019, our Board of Directors approved a quarterly cash dividend of $0.51 per share payable on November 20, 2019 to stockholders of record as of the close of business on November 6, 2019. Any future declaration and payment of dividends will be at the sole discretion of our Board of Directors. Our Board of Directors may take into account such matters as general business conditions, our financial results, capital requirements, contractual obligations, legal, and regulatory restrictions on the payment of dividends to our stockholders or by our subsidiaries to their respective parent entities, and any such other factors as the Board of Directors may deem relevant.

On August 12, 2019 we entered into an agreement to purchase all of the outstanding equity interests of LiquidityEdge. The aggregate purchase price is $150.0 million, comprised of $100.0 million in cash and $50.0 million in our common stock, subject to customary purchase price adjustments. We expect to complete the acquisition of LiquidityEdge in the fourth quarter of 2019.

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

Contractual Obligations and Commitments

As of September 30, 2019, we had the following contractual obligations and commitments:

	Payments due by period
	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
	($ in thousands)
Operating leases	$145,506	$10,939	$22,064	$20,477	$92,026
Foreign currency forward contract	134,676	134,676	—	—	—
	$280,182	$145,615	$22,064	$20,477	$92,026

We enter into foreign currency forward contracts to hedge our exposure to variability in certain foreign currency cash flows resulting from the net investment in our U.K. subsidiaries. As of September 30, 2019, the notional value of the only foreign currency forward contract outstanding was $134.9 million and the fair value of the asset was $0.2 million.

In September 2019, we entered into a lease agreement for approximately 15,646 square feet of office space in London, commencing on December 1, 2019 and expiring on January 15, 2027. The aggregate minimum rental commitment under such lease is $7.8 million.

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

As of September 30, 2019, we had $229.8 million of investments, which were invested in corporate bonds and U.S. Treasuries that were classified as securities available-for-sale or trading securities. Adverse movements, such as a 10% decrease in the value of these securities or a downturn or disruption in the markets for these securities, could result in a substantial loss. In addition, principal gains and losses resulting from these securities could on occasion have a disproportionate effect, positive or negative, on our financial condition and results of operations for any particular reporting period.

Interest Rate Risk

Interest rate risk represents our exposure to interest rate changes with respect to our cash, cash equivalents and investments. As of September 30, 2019, our cash and cash equivalents and investments amounted to $556.2 million. A hypothetical 100 basis point decrease in interest rates would decrease our investment income by approximately $5.5 million, assuming no change in the amount or composition of our cash and cash equivalents.

As of September 30, 2019, a hypothetical 100 basis point increase or decrease in interest rates would decrease or increase the fair value of the available-for-sale investment portfolio by approximately $1.3 million, assuming no change in the amount or composition of the investments. The hypothetical unrealized gain (loss) of $1.3 million would be recognized in accumulated other comprehensive loss on the Consolidated Statements of Financial Condition.

A similar hypothetical 100 basis point increase or decrease in interest rates would decrease or increase the fair value of the trading securities portfolio by approximately $1.2 million. The hypothetical unrealized gain (loss) of $1.2 million would be recognized in other, net in the Consolidated Statements of Operations.

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

During the twelve months ended September 30, 2019, approximately 14.0% of our revenue and 29.9% of our expenses were denominated in currencies other than the U.S. dollar, most notably the British Pound Sterling. Based on actual results over the past year, a hypothetical 10% increase or decrease in the U.S. dollar against all other currencies would have increased or decreased revenue by approximately $6.9 million and operating expenses by approximately $6.9 million.

Derivative Risk

Our limited derivative risk stems from our activities in the foreign currency forward contract market. We use this market to mitigate our U.S. dollar versus British Pound Sterling exposure that arises from the activities of our U.K. subsidiaries. As of September 30, 2019, the fair value of the notional amount of our foreign currency forward contract was $134.7 million. We do not speculate in any derivative instruments.

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

Item 4. Controls and Procedures

(a)  Evaluation of Disclosure Controls and Procedures. Our management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our “disclosure controls and procedures,” as that term is defined in Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of September 30, 2019. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective to ensure that information required to be disclosed by MarketAxess in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and to ensure that information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

(b)  Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2019 identified in connection with the evaluation thereof by our management, including the Chief Executive Officer and Chief Financial Officer, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

During the quarter ended September 30, 2019, we repurchased the following shares of common stock:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
				(In thousands)
July 1, 2019 - July 31, 2019	22,281	$335.85	—	$96,514
August 1, 2019 - August 31, 2019	2,707	384.77	2,500	95,555
September 1, 2019 - September 30, 2019	5,015	362.11	5,000	93,744
	30,003	$344.65	7,500

During the three months ended September 30, 2019, we repurchased 30,003 shares of common stock. The repurchases included 7,500 shares repurchased in connection with our share repurchase program and 22,503 shares surrendered by employees to us to satisfy the withholding tax obligations upon the exercise of stock options and vesting of restricted shares.

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
2.1*

Unit Purchase Agreement, dated as of August 12, 2019, by and among MarketAxess Holdings Inc., LiquidityEdge LLC, each of the Sellers identified therein, RF7 LLC (as the Sellers’ Representative) and David Rutter (solely for purposes of Section 6.7 thereof)

31.1*	Certification by Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification by Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
104	The cover page from the Company’s Quarterly report on Form 10-Q for the quarter ended September 30, 2019 has been formatted in Inline XBRL and is included in Exhibits 101.

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MARKETAXESS HOLDINGS INC.

Date: October 25, 2019	By:	/s/ RICHARD M. MCVEY
Richard M. McVey
Chief Executive Officer
(principal executive officer)

Date: October 25, 2019	By:	/s/ ANTONIO L. DELISE
Antonio L. DeLise
Chief Financial Officer
(principal financial and accounting officer)