Form 10-K
period 2019-12-31
MARKETAXESS HOLDINGS INC
filed 2020-02-18
CIK 1278021

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

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

The aggregate market value of the shares of common stock held by non-affiliates of the registrant as of June 30, 2019 (the last business day of the registrant’s most recently completed second fiscal quarter) was approximately $10.5 billion computed by reference to the last reported sale price on the NASDAQ Global Select Market on that date. For purposes of this calculation, affiliates are considered to be officers, directors and holders of 10% or more of the outstanding common stock of the registrant on that date. The registrant had 37,753,481 shares of common stock, 4,962,065 of which were held by affiliates, outstanding on that date.

As of February 12, 2020, the aggregate number of shares of the registrant’s common stock outstanding was 37,921,561.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for the 2020 Annual Meeting of Stockholders are incorporated by reference into Items 10, 11, 12, 13 and 14 of Part III of this Form 10-K.

MARKETAXESS HOLDINGS INC.

2019 FORM 10-K ANNUAL REPORT

PART I

Cautionary Note Regarding Forward-Looking Statements

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

Item 1. Business.

Overview

MarketAxess Holdings Inc. (the “Company” or “MarketAxess”) operates leading electronic trading platforms delivering expanded liquidity opportunities, improved execution quality and significant cost savings across global fixed-income markets. Over 1,700 institutional investor and broker-dealer firms are active users of our patented trading technology, accessing global liquidity on our platforms in U.S. investment-grade bonds, U.S. high-yield bonds, U.S. Treasuries, emerging market debt, Eurobonds and other fixed income securities. Through our Open Trading™ protocols, we execute bond trades between and among institutional investor and broker-dealer clients in our leading all-to-all anonymous trading environment for corporate bonds. We also offer a number of trading-related products and services, including: Composite+™ pricing and other market data products to assist clients with trading decisions; auto-execution and other execution services for clients requiring specialized workflow solutions; connectivity solutions that facilitate straight-through processing; and technology services to optimize trading environments. In addition, we provide a range of pre- and post-trade services, including trade matching, trade publication, regulatory transaction reporting and market and reference data across a range of fixed-income and other products.

Our platforms’ innovative technology solutions are designed to increase the number of potential trading counterparties and create a menu of solutions to address different trade sizes and bond liquidity characteristics. Our traditional Request-For-Quote (“RFQ”) model allows our institutional investor clients to simultaneously request competing, executable bids or offers from our broker-dealer clients and execute trades with the broker-dealer of their choice from among those that choose to respond. Our anonymous trading protocols (referred to throughout as “Open Trading”) complement our RFQ model by increasing the number of potential counterparties and improving liquidity by allowing all participants to interact anonymously in an all-to-all trading environment. Clients can use our auto-execution technology with both our traditional RFQ and Open Trading protocols, thereby using rules-based execution to connect to diverse sources of liquidity while reducing trading inefficiencies and human errors. Leveraging the benefits of our Open Trading marketplace, we recently launched Live Markets, an order book that will create a single view of two-way, actionable prices for the most active bonds, including newly issued debt, benchmark issues and news-driven securities. We expect that Open Trading participants will improve their trading capacity through the Live Markets order book, by more efficiently trading liquid names in larger size and accessing integrated real-time market data, such as Composite+.

Our services relating to trade execution range from providing a suite of trading protocols designed to fit the trading needs of our clients to innovative new trading technologies, such as auto-execution and the use of artificial intelligence, to assist our clients’ trading decisions. Trading protocols include single and multiple-dealer inquiries; list trading, which is the ability to request bids and offers on up to 200 bonds at the same time; portfolio trading, which allows clients to competitively trade baskets of up to 1,500 securities; and swap trading, which is the ability to request an offer to purchase one bond and a bid to sell another bond. Auto-execution allows clients to set eligibility criteria for their orders that our system will use to determine whether or not to execute a trade in accordance with the pre-defined parameters. Once a trade is completed, clients will settle the trade with the assistance of our automated post-trade messaging, which facilitates the communication of trade acknowledgment and allocation information between our institutional investor and broker-dealer clients.

We entered the U.S. Treasury market in 2019 through our acquisition of LiquidityEdge LLC (“LiquidityEdge”). LiquidityEdge’s innovative custom liquidity pools, as well as direct dealer streaming capabilities, for on- and off-the-run U.S. Treasuries offers a bespoke trading ecosystem to connect a community of dealers, market-makers and institutional investors to trade in the $593.6 billion average-daily-volume U.S. Treasury market. In addition to providing MarketAxess clients with an enhanced ability to trade U.S. Treasuries, the acquisition is expected to support the future expansion of the Company’s hedging capabilities for its clients.

We are not a party to any of the disclosed trades that occur on our platform between institutional investor clients and broker-dealer clients; rather, we serve as an intermediary between broker-dealers and institutional investors, enabling them to meet, agree on a price and then transact directly with each other. However, in connection with our Open Trading and other anonymous protocols, we execute bond transactions between and among institutional investor and broker-dealer clients on a matched principal basis by serving as counterparty to both the buyer and the seller in matching back-to-back trades which are then settled through a third-party clearing broker. In 2019, 26.1% of all credit volume on the MarketAxess platform was executed via Open Trading protocols, up from 22.0% in 2018.

Our broker-dealer clients accounted for approximately 97.6% of the underwriting of newly-issued U.S. corporate bonds and approximately 85.3% of the underwriting of newly issued European corporate bonds in 2019. Although institutional investors, specialist market-making firms, proprietary trading firms and other non-traditional liquidity providers have increasingly provided liquidity on our platform through Open Trading, we believe these broker-dealers still represent the principal source of secondary market liquidity in the markets in which we operate. Secondary market liquidity refers to the ability of market participants to buy or sell a security quickly and in large volume subsequent to the original issuance of the security, without substantially affecting the price of the security.

In 2019, our volume in U.S. high-grade corporate bonds represented approximately 19.0% of the total estimated U.S. high-grade corporate bond volume, as reported by the Financial Industry Regulatory Authority (“FINRA”) Trade Reporting and Compliance Engine (“TRACE”). TRACE facilitates the mandatory reporting of over-the-counter (“OTC”) secondary market transactions in eligible fixed-income securities in the U.S., including trading between institutional investors and broker-dealers, as well as inter-dealer and retail trading. All broker-dealers that are FINRA member firms have an obligation to report transactions in corporate bonds to TRACE under a set of rules approved by the Securities and Exchange Commission (“SEC”).

We provide trade matching and regulatory reporting services for European investment firms and market and reference data across a range of fixed-income products. In response to the pre-and post-trade transparency mandates from the recast Markets in Financial Instruments Directive (“MiFID II”) in Europe, Trax® has been authorized by each of the U.K. Financial Conduct Authority (“FCA”) and the Netherlands Authority for the Financial Markets (“AFM”) as an Approved Publication Arrangement (“APA”) and an Approved Reporting Mechanism (“ARM”). In addition to its APA and ARM reporting services, Trax® has developed a comprehensive suite of value-add solutions for MiFID II, including pre-trade transparency services, systematic internaliser (“SI”) determination and monitoring, best execution reporting, commodity position reporting, data quality analysis and peer benchmarking.

In 2019, 90.7% of our revenues were derived from commissions for transactions executed on our platforms. We also derive revenues from information services, post-trade services and other income. Our revenue can be impacted by seasonal effects caused by increased levels of new bond issuance, which often occurs in the first quarter of a year, or slow-downs in trading activity, particularly during the customary holiday periods in August and December. Our expenses consist of employee compensation and benefits, depreciation and amortization, technology and communication expenses, professional and consulting fees, occupancy, marketing and advertising, clearing costs and other general and administrative expenses.

Industry Background

Fixed-income securities are issued by corporations, governments and other entities, and pay a pre-set absolute or relative rate of return. As of September 30, 2019, the most recent date available, there were approximately $32.6 trillion principal amount of fixed-income securities outstanding in the U.S. market, including $9.6 trillion principal amount of U.S. corporate bonds and $16.3 trillion principal amount of U.S. government bonds, according to the Securities Industry and Financial Markets Association (“SIFMA”). The estimated average daily trading volume of U.S. corporate bonds, as measured by TRACE, was $31.0 billion in 2019. Primary dealer holdings of U.S. corporate bonds (investment-grade and high-yield) as reported by the Federal Reserve Bank of New York were $8.8 billion as of December 31, 2019. This represents less than one day of trading volume as measured by TRACE.

Traditionally, bond trading has been a manual process, with product and price discovery conducted over the telephone between two or more parties. This traditional process has a number of shortcomings resulting primarily from the lack of a central trading facility for fixed-income securities, which makes it difficult to match buyers and sellers for particular issues. Many market participants also use e-mail and instant messaging for trading these securities. While these electronic communication methods have addressed some of the limitations associated with telephonic trading, these methods are still hindered by limited liquidity, limited price transparency, significant transaction costs, compliance and regulatory challenges, and difficulty in executing numerous trades at one time. Our platforms’ functionality address many of the remaining shortcomings that result from trading bonds over the telephone, e-mail or instant message.

Demand for our trading platforms has grown as the need for greater execution efficiency and changing regulations have continued to shift trading from voice markets to electronic markets across our product areas. We and other trading platforms have responded to this demand with technological advances which have further automated many of the manual processes required by traditional methods of trading. Although our market share has increased significantly in recent years, large components of the fixed income markets in which we operate have not yet migrated to electronic trading because of the diverse and heterogeneous nature of those instruments and because participants in these markets have traditionally operated in a more relationship-driven environment.

Regulatory changes have also driven demand for the electronification of fixed-income trading processes. The policy objectives of a number of post-2008 crisis reforms, such as the Dodd-Frank Wall Street Reform and Customer Protection Act (the “Dodd-Frank Act”), Basel III and MiFID II, are to increase transparency and reduce systemic risk. These objectives have generally led to increased adoption of electronic trading on regulated markets where price transparency, all-to-all trading and reporting tools are essential components. The Volcker Rule, which limits proprietary trading by banks, has also had an impact on dealer inventories and the ability of dealers to act as market-makers. Our Open Trading protocols, which are designed to allow our broker-dealer and institutional investor clients to interact in an all-to-all trading environment, have helped market participants improve their liquidity and turnover in response to these trends. During 2019, almost 1,100 participating client firms provided liquidity via our Open Trading solutions and we completed approximately 1.4 million Open Trading trades, an increase of 24.4% compared to 2018.

Our Competitive Strengths

We believe that we are well positioned to strengthen our market position in electronic trading in our existing products and to extend our presence into new products and services by capitalizing on our competitive strengths, including:

Significant Trading Volumes with Participation by Leading Broker-Dealers and Institutional Investors

Our electronic trading platforms provide access to the liquidity generated by the participation of over 1,700 active institutional investor and broker-dealer clients, including substantially all of the leading broker-dealers in global fixed-income trading. We believe these broker-dealers represent the principal source of secondary market liquidity for U.S. high-grade corporate bonds, emerging markets and high-yield bonds, European high-grade corporate bonds and the other markets in which we operate. Our broker-dealer clients are motivated to continue to utilize our platform due to the presence on the platform of our large network of institutional investor clients and their ability to use our Open Trading protocols to help manage their risk, source liquidity, and facilitate transactions on behalf of their clients.

As shown in the chart below, our total credit trading volume increased from $978.5 billion in 2015 to $2.0 trillion in 2019.

Our adjusted* estimated share of U.S. high-grade and high-yield corporate bond volume from 2015 to 2019 is shown in the chart below:

* We adjusted the reported U.S. high-grade TRACE volumes to eliminate the increased reporting of affiliate back-to-back trades by certain broker-dealers that occurred from January 2015 through October 2015 because we believe that the TRACE volume, as adjusted by us, provide a more accurate comparison to prior period reporting.

Open Trading is a Differentiator that Expands the Liquidity Pool and Further Increases Cost-Savings for Clients

In the post-financial crisis years, liquidity has remained a persistent concern for market participants as regulators raised banks’ capital requirements and adopted other measures that prompted many dealers to reduce market-making activities even as the buy side’s bond holdings have grown rapidly. In this environment, Open Trading, our fully electronic, all-to-all trading environment, has emerged as one solution to the post-crisis liquidity problem. As a result, the liquidity options for Open Trading participants are broader and more diverse compared to the traditional model of bilateral trading with a limited set of dealer counterparties. The expanded pool of liquidity providers includes investment managers, global dealers, regional dealers and specialist market-making and proprietary trading firms. During 2019, almost 1,100 unique liquidity providers participated in Open Trading. Open Trading improves the ability of both dealers and institutional investors to find natural and opportunistic matches, move orders more efficiently, and achieve significant increases in execution quality and price improvement.

We believe our Open Trading protocols enhance our institutional investor clients’ ability to obtain a competitive price by allowing all of our Open Trading participants to interact with each other, thereby increasing the potential sources of liquidity for each participant, as well as the likelihood of receiving a competitive price response. We estimate that liquidity takers saved over $209.8 million in transaction costs through Open Trading during 2019, while liquidity providers saved an estimated $174.7 million during the year. These Open Trading cost savings are in addition to the potential cost savings institutional investors can achieve by simultaneously requesting bids or offers from our broker-dealer clients via our traditional RFQ protocol. During 2019, Open Trading delivered significant transaction cost savings for participants with an estimated $384.5 million in aggregate savings for both liquidity providers and liquidity takers. Estimated liquidity taker cost savings is defined as the difference between the winning price and the best disclosed dealer cover price. Estimated liquidity provider cost savings is defined as the difference between the winning price and then current Composite+ bid or offer level (offer if the provider if buying, bid if provider is selling) at the time of the inquiry.

Growing, Comprehensive International Offering and Client Base

Our platforms provide global fixed-income market participants with trading functionality across global hard currency and local currency markets, connecting clients in over 50 countries to local and global dealers. MarketAxess has over 825 client firms located outside the U.S. that access our platforms through our regulated venues in Europe, Asia and Latin America. Our Open Trading functionality allows international clients to access cross-border liquidity with minimal ramp-up time or regulatory hurdles.

The MarketAxess emerging markets trading platform also offers the most comprehensive offering for local currency bond trading across the Latin America, Central & Eastern Europe, Middle East and Africa (“CEEMEA”), and Asia-Pacific (“APAC”) regions. Our platforms provide clients with the ability to trade local currency debt denominated in 28 local currencies with over 125 emerging market dealers.

Robust, Scalable Technology Throughout the Full Trading Cycle

We have developed proprietary technology that is highly secure, fault-tolerant and provides adequate capacity for our current operations, as well as for substantial growth. Our highly scalable systems are designed to accommodate additional volume, products and clients with relatively little modification and low incremental costs. We have consistently used our proprietary technology to find new ways for our clients to trade more effectively and efficiently. Our core software solutions span multiple components of the trading lifecycle and include pre-trade data and analytics, trade execution and post-trade data, analytics and reporting, connectivity and straight-through processing. Our systems are built to be scalable, flexible and resilient. We have also created new trading protocols and developed additional solutions for our clients that are translated and built by our highly experienced technology and business personnel. Going forward, we expect that our agile software development processes will help us continue to be a market leader in developing the technology solutions for our clients’ trading needs.

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

Next Generation Data and Analytical Tools Supporting the Increasing Automation of Trading Workflows

Our data and analytical tools enhance the value proposition of our trading platforms and improve the trading experience of our clients. We support our clients’ trading functions by offering value-added analytics that rely on machine-learning, automation and algorithms that are designed to improve the trading decisions and workflows of our clients. Our data and analytical tools are designed to help clients make better trading decisions, benefitting our current clients and attracting new market participants to our network. For example, our Composite+ pricing algorithm powers many of our automated trading solutions, which allows traders to automatically execute trades according to pre-determined parameters and automatically send completed or rejected order details to internal order management systems. By allowing traders to automate and execute their smaller, low touch trades more efficiently, our auto-execution solutions allow traders to focus their attention on higher value-added trades, with a goal of reducing trading inefficiencies and human errors.

Proven Innovator with an Experienced Management Team

Since our inception, we have been an innovator in the fixed-income securities markets. The members of our management team average more than 20 years of experience in the securities industry. We have consistently sought to benefit participants in the markets we serve by attempting to replicate the essential features of fixed-income trading, including the existing relationships between broker-dealers and their institutional investor clients, while applying technology to eliminate weaknesses in traditional trading methods and improve liquidity. In recent years, MarketAxess has received industry recognition from key independent publications for its innovations and contributions to the fixed-income market. For example, in 2019, Open Trading won the Waters Technology “Buy-Side Technology Award” for the Best Buy-Side Execution Venue, and Composite+ won the Risk “Market Technology Award” for the Electronic Trading Support Product of the Year and the Waters Technology “Waters Rankings Award” for the Best Artificial Intelligence Technology Provider.

Some of the innovations we have introduced to electronic trading include:

•	the first multi-dealer disclosed trading platform for U.S. high-grade corporate bonds;
•	the first electronic Treasury benchmarking for U.S. high-grade corporate bond trades;
•	BondTicker®, our information services product, combining TRACE bond data with MarketAxess data and analytical tools;
•	bid and offer list technology for corporate bond trading, enabling institutional investors to request executable prices for multiple securities simultaneously;
•	the first disclosed client to multi-dealer trading platform for credit derivative indices;
•	public Market Lists for corporate bonds, giving institutional investors the ability to display their bid and offer lists anonymously to the entire MarketAxess trading community;
•	Axess All®, the first intra-day trade tape for the European fixed-income market; and
•	Open Trading, the largest anonymous all-to-all trading environment for corporate bonds, which has helped market participants improve their liquidity and turnover in the post-crisis period.

Independent Ownership Structure

We believe our ownership structure has been an advantage relative to certain of our competitors that are owned by exchange or dealer groups as we have been free to make balanced business and trading protocol decisions with the best interests of both our institutional investor and broker-dealer clients in mind. We are also able to attract industry leaders with valuable skills and insights to our independent Board of Directors.

Our Strategy

Our objective is to provide the leading global electronic trading platforms for fixed-income securities, connecting broker-dealers and institutional investors more easily and efficiently, while offering a broad array of information, trading and technology services to market participants across the trading cycle. The key elements of our strategy are:

Broaden Our Client Base in Our Existing Markets and Increase Penetration with Existing Clients

We intend to use our broad network of over 1,700 active institutional investor and broker-dealer participants to drive more clients to our leading electronic fixed-income trading platforms. The number of active participants on our platforms has increased by over 113.3% since 2014. We believe that the continued expansion of our client base will lead to even further increases in the liquidity available on our platforms. We expect that the increased liquidity on our platforms and our ability to innovate and efficiently add new functionality and product offerings will also help us deepen our market share with our existing clients across our product suite. The number of clients trading three or more products on our platform has increased by 59.3% from 614 in 2015 to 978 in 2019. Last, we plan to increase our international presence by increasing the number of firms located outside the U.S. that access our platforms through our venues in Europe, Asia and Latin America, increasing the number of local currencies available for trading on our platforms; and, subject to regulatory requirements, increasing the number of countries in which we can offer our platforms.

Enhance the Liquidity of Securities Traded on Our Platforms by Leveraging our Client Network and Open Trading Protocols

We aim to increase the secondary market liquidity on our trading platforms by deploying innovative technology solutions designed to increase the number of potential trading counterparties on our platforms and to address different trade sizes, bond liquidity characteristics and trading preferences. Our Open Trading protocols exponentially increase the potential trading counterparties by allowing broker-dealers and institutional investors to interact in an all-to-all trading environment. During 2019, our clients executed approximately 1.4 million trades using our Open Trading solutions, representing 26.1% of the total credit trading volume on our corporate bond platform. In recent years, we have also significantly increased the number of participants that provide bond prices to our corporate bond platform via an algorithm, which has helped increase the number of algorithmic price responses from 0.8 million in 2016 to 9.4 million in 2019. We intend to continue to improve the liquidity of bonds on our platform by increasing the number of connections we have with algorithmic trading firms. We also believe that the combination of Open Trading and our vast client network provides the basis for MarketAxess to deliver meaningful cross-border liquidity or enter into new markets where liquidity is scarcer, such as municipal bonds.

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

Expand and Strengthen our Trade-Related Service, Data and Analytical Offerings Throughout the Trading Cycle

We plan to expand and strengthen our existing service, data and analytical offerings throughout the trading cycle so that MarketAxess is more fully integrated into the workflow of our broker-dealer and institutional investor clients. In the pre-trade period, we intend to continue to enhance the value of our information and analytical offerings, including the content and capabilities of BondTicker®, Axess All® and Composite+. We plan to enhance and expand the usage of LiquidityBridge®, our execution management system (“EMS”) service that allows users to manage and facilitate the complex liquidity flows across multiple trading platforms, including the MarketAxess system. We also intend to augment our post-trade matching and regulatory reporting services provided by our Trax® brand in Europe that enable our clients to comply with their heightened obligations pursuant to MiFID II. As the use of our pre- and post-trade services and products grow, we believe that MarketAxess will become further entrenched as a value-added resource to our clients at each stage of the trading cycle, which we believe will further increase the attractiveness and use of our trading platforms.

Pursue Select Acquisitions and Strategic Alliances

We continually evaluate opportunities to supplement our internal growth by entering into strategic alliances, or acquiring businesses or technologies, that will enable us to enter new markets, provide new products or services, or otherwise enhance the value of our platform and existing trade-related services to our clients. In 2017, we expanded our strategic alliance with BlackRock, Inc. (“BlackRock”) to combine BlackRock’s order flow with our Open Trading solution to improve the range of trading connections available to global credit market participants. The acquisition of LiquidityEdge in November 2019 provides our clients with access to one of the leading platforms for U.S. Treasury trading, and it supports the further expansion of our U.S. Treasury hedging capabilities for our corporate bond platform. In addition, we entered into a partnership with Virtu Financial, Inc. in April 2019 to provide institutions with enhanced trading tools and access to global exchange-traded funds (ETFs) and fixed income securities.

Our Key Trading Markets and Services

U.S. High-Grade Corporate Bond Market

The U.S. corporate bond market consists of three broad categories of securities: investment-grade debt (so-called “high-grade”), which typically refers to debt rated BBB- or better by Standard & Poor’s or Baa3 or better by Moody’s Investor Service; debt rated below investment-grade (so-called “high-yield”), which typically refers to debt rated lower than BBB- by Standard & Poor’s or Baa3 by Moody’s Investor Service; and debt convertible into equity (so-called “convertible debt”). According to SIFMA, U.S. corporate bond debt outstanding has increased approximately 20.0% from $8.0 trillion at year-end 2014 to $9.6 trillion at September 30, 2019. We use the terms high-grade and investment-grade interchangeably in this Annual Report on Form 10-K.

The U.S. high-grade corporate bond market represents the largest subset of the U.S. corporate bond market. Over the last five years, high-grade corporate bond issuance was over $1 trillion each year. Notwithstanding the growth in the total amount of debt outstanding, turnover (which is the total amount traded as a percentage of the amount outstanding for the bonds that traded) is still below pre-credit crisis levels. The average daily trading volume of U.S. high-grade corporate bonds as reported by TRACE for the year ended December 31, 2019 was approximately $22.2 billion compared to $20.7 billion and $19.6 billion for the years ended December 31, 2018 and 2017, respectively.

Our U.S. high-grade corporate bond business consists of U.S. dollar-denominated investment-grade debt issued by corporations for distribution in the U.S. Over 100 broker-dealers utilize our platform to trade U.S. high-grade corporate bonds, including all of the top 20 broker-dealers as ranked by underwriting volume of newly-issued U.S. high-grade corporate bonds in 2019. Our broker-dealer clients accounted for approximately 97.6 % of the underwriting of newly-issued U.S. high-grade corporate bonds in 2019. More than 1,100 active domestic and foreign institutional investor firms use our platform to trade U.S. high-grade corporate bonds. Our 2019 trading volume in the U.S. high-grade corporate bond market was $1.1 trillion.

U.S. Crossover and High-Yield Bond Market

We define the high-yield bond market generally to include all debt rated lower than BBB- by Standard & Poor’s or Baa3 by Moody’s Investor Service. We define the crossover market to include any debt issue rated below investment-grade by one agency but investment-grade by the other. The total annual amount of high-yield corporate bond issuance as reported by SIFMA increased by 61.5% to $273.5 billion in 2019 from $169.4 billion in 2018. The average daily trading volume of high-yield bonds as measured by TRACE for the year ended December 31, 2019 was approximately $8.8 billion compared to $8.0 billion and $8.2 billion for the years ended December 31, 2018 and 2017, respectively.

Over 100 of our broker-dealer clients and more than 1,000 active institutional investor firms use our platform to trade crossover and high-yield bonds. Trading in crossover and high-yield bonds uses many of the same features available in our U.S. high-grade corporate bond offering. We also offer leveraged loan trading for our clients that trade high-yield bonds. Our 2019 trading volume in the high-yield bond market was $228.5 billion.

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

The institutional investor base for emerging markets bonds includes many crossover investors from the high-yield and high-grade investment areas. Institutional investors have been drawn to emerging markets bonds by their high returns and high growth potential. The average daily trading volume of emerging markets debt, as reported by the Emerging Markets Trade Association for the nine months ended September 30, 2019, the most recent date available, was $21.3 billion compared to $19.6 billion and $19.9 billion for the years ended December 31, 2018 and 2017, respectively.

Over 125 of our broker-dealer clients and more than 1,000 active institutional investor firms use our platform to trade emerging markets bonds. The emerging markets countries whose bonds were most frequently traded on our platform in 2019 were Mexico, Brazil, South Africa, Argentina, and Indonesia. In 2019, our clients were able to trade corporate and sovereign debt denominated in 25 local market currencies on our platform. Our 2019 trading volume in the emerging market bond market was $489.4 billion.

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

We believe that the European corporate bond market is impacted by many of the same factors as the U.S. high-grade corporate bond market. The total amount of Euro denominated high-grade and high-yield bonds yearly issuance as reported by the International Capital Markets Association increased by 31.1% to $514.4 billion in 2019 from $392.5 billion in 2018. The average daily trading volume of European corporate bonds as estimated by Trax® for the year ended December 31, 2019 was approximately $10.5 billion compared to $9.2 billion and $9.4 billion for the years ended December 31, 2018 and 2017, respectively.

We offer secondary trading functionality in U.S. dollar- and Euro-denominated European corporate bonds to our broker-dealer and institutional investor clients. We also offer our clients the ability to trade in other European corporate bonds, including bonds issued in British Pounds Sterling, floating rate notes, European government bonds and bonds denominated in non-core currencies. We offered the first platform in Europe with a multi-dealer disclosed counterparty trading capability for corporate bonds.

In the Eurobond credit market, defined as including European high-grade, high-yield and government bonds, 50 broker-dealers utilize our platform, including each of the top 20 broker-dealers as ranked by 2019 European corporate new-issue underwriting volume. More than 550 active institutional investor firms use our platform to trade European bonds. Our 2019 trading volume in the Eurobond bond market was $247.2 billion.

U.S. Treasury Market

U.S. Treasury securities are government instruments issued by the U.S. Department of the Treasury. The average daily trading volume of U.S. Treasuries as measured by SIFMA was $593.6 billion for the year ended December 31, 2019 compared to $547.8 billion and $505.2 billion for the years ended December 31, 2018 and 2017, respectively.

Over 125 firms use our LiquidityEdge platform to trade U.S. Treasuries. The Treasury products traded on the LiquidityEdge platform include On the Runs, Off the Runs and guaranteed spreads. During the period following the completion of the LiquidityEdge acquisition on November 1, 2019 through December 31, 2019 our trading volume in the U.S. Treasury market was $0.7 trillion.

U.S. Municipal Bond Market

Municipal bonds are debt securities issued by states, cities, counties and other governmental entities in the U.S. to fund day-to-day obligations and to finance a wide variety of public projects, such as highways or water systems. Depending on the type of financing, payments of the principal and interest on a municipal bond may come from general revenues of the municipal issuer, specific tax receipts, revenues generated from a public project, or payments from private entities or from a combination of sources. In addition to being issued for many different purposes, municipal securities are also issued in many different forms, such as fixed rate, zero coupon or variable rate bonds. The interest paid on municipal securities is typically exempt from federal income taxation and may be exempt from state income and other taxes as well. As of December 31, 2019, there were over 1.5 million different municipal bonds outstanding, in the total aggregate principal amount of more than $3.8 trillion. In 2019, the average daily trading volume of municipal bonds, excluding variable rate demand notes, as measured by the Municipal Securities Rulemaking Board (“MSRB”) was $5.3 billion for the year ended December 31, 2019 compared to $6.0 billion and $5.5 billion for the years ended December 31, 2018 and 2017, respectively.

Over 90 broker-dealer clients and over 200 institutional investor clients use our platform to trade municipal bonds. We offer trading for both taxable and non-taxable municipal bonds. Our 2019 trading volume in the U.S. municipal bond market was $7.5 billion.

U.S. Agency Bond Market

We define the U.S. agency bond market to include debt issued by a U.S. government-sponsored enterprise. Some prominent issuers of agency bonds are the Federal National Mortgage Association and Federal Home Loan Mortgage Corporation. The total amount of U.S. agency bonds outstanding was approximately $1.8 trillion as of September 30, 2019 as reported by SIFMA. The average daily trading volume of U.S. agency bonds (excluding mortgage-backed securities) as measured by TRACE was $4.3 billion for the year ended December 31, 2019 compared to $3.6 billion and $4.2 billion for the years ended December 31, 2018 and 2017, respectively.

Over 40 of our broker-dealer clients and more than 300 active institutional investor firms use our platform to trade U.S. agency bonds. Trading in U.S. agency bonds uses many of the same features available in our U.S. high-grade corporate bond offering. Our 2019 trading volume in the U.S. agency bond market was $47.8 billion.

Credit Derivative Market

Credit derivatives are contracts that allow market participants to obtain credit protection or assume credit exposure associated with a broad range of issuers of fixed-income securities and other debt obligations without ownership of the underlying security. Among the most significant requirements of the derivatives section of the Dodd-Frank Act are mandatory clearing of certain derivatives transactions (“swaps”) through regulated central clearing organizations and mandatory trading of those swaps through either regulated exchanges or swap execution facilities (“SEFs”), in each case, subject to certain key exceptions. We operate a SEF pursuant to the U.S. Commodity Futures Trading Commission’s (“CFTC”) rules and we list certain credit derivatives for trading by U.S. persons and other participants on our SEF. The SEC has not yet finalized its rules for security-based SEFs that would govern the execution of single-name credit derivatives.

We offer a range of functionality for electronic trading of CFTC-regulated credit derivative instruments on our SEF in compliance with the CFTC’s requirements. This includes an RFQ system that allows participants to send anonymous or disclosed RFQs, as well as an order book, which enables market participants to trade anonymously with all other market participants. Approximately 30 active market participants use our SEF to trade credit derivative indices and credit options. Our 2019 credit derivatives trading volume was $48.9 billion.

Execution Benefits for Clients

In addition to our platforms’ strengths described above, we believe our platforms provide numerous additional benefits to our clients over both traditional fixed-income trading methods and competing electronic trading systems, including:

Open Trading Functionality

We offer Open Trading protocols for all of our key trading products, including corporate, municipal and emerging market bonds. Our Market List functionality provides our Open Trading participants with the ability to display requests for bids and offers anonymously to the entire MarketAxess trading community, thereby creating broader visibility of their inquiry among market participants and increasing the likelihood that the request results in a completed trade. Public Axes™ is an order book-style price discovery process that gives clients the ability to view anonymous or disclosed indications of interest from the inventory on our platform. For block-sized trades, clients may use our Private Axes® functionality, a protocol that allows participants to anonymously negotiate round lots (greater than $1.0 million) and block trades to minimize information leakage. We recently launched Live Markets, an order book that will create a single view of two-way, actionable prices for the most active bonds, including newly issued debt, benchmark issues and news-driven securities.

Transparent Pricing on a Broad Range of Securities

The price discovery process includes the ability to view indicative prices from our broker-dealer clients’ inventory available on our platform, access to real-time pricing information and analytical tools available on our BondTicker® service (including Composite+ predictive pricing, spread-to-Treasury data, search capabilities and independent third-party credit research), and the ability to request executable bids and offers simultaneously from all of our participating broker-dealer clients during the trading process on any debt security in our bond reference database. Institutional investors and broker-dealer clients can search bonds in inventory based on combinations of issuer, issue, rating, maturity, spread-to-Treasury, size and dealer providing the listing, in a fraction of the time it takes to do so manually. We believe that broader participation in client inquiries will result in more trade matches and lower transaction costs.

Highly Automated Trading Processes that Create Greater Trading Accuracy and Cost-Efficiency

We believe that we provide improved efficiency by reducing the time and labor required to conduct broad product and price discovery. Single-security, multi-security (bid or offer lists) inquiries and portfolio trading (baskets of up to 1,500 securities) can be efficiently conducted with multiple broker-dealers or via Open Trading. Our auto-execution technology uses rules-based execution logic to reduce trading inefficiencies and human errors while allowing traders to focus on higher-value trades. In addition, our BondTicker® service eliminates the need for manually-intensive phone calls or e-mail communications to gather, sort and analyze information concerning historical transaction prices.

Our electronic trading platforms also include verification mechanisms at various stages of the execution process which result in greater accuracy in the processing, confirming and clearing of trades between institutional investor and broker-dealer clients, including real-time trade details, STP, account allocations, automated audit trails and trade detail matching. These verification mechanisms are designed to ensure that our institutional investor and broker-dealer clients are sending accurate trade messages by providing multiple opportunities to verify they are trading the correct bond, at the agreed-upon price and size. Our platforms are designed to assist our institutional investor clients in automating the transmittal of order tickets from the portfolio manager to the trader, and from the trader to back-office personnel. This automation provides more timely execution and a reduction in the likelihood of errors that can result from manual entry of information into different systems.

Efficient Risk Monitoring and Compliance

Institutional investors, broker-dealers and their regulators are increasingly focused on ensuring that best execution is achieved for fixed-income trades. Our electronic trading platforms offer both institutional investors and broker-dealers an automated audit trail for each stage in the trading cycle. This enables compliance personnel to review information relating to trades more easily and with greater reliability. Trade information, including all price responses, execution time, trade price and, if applicable, spread-to-Treasury, is stored securely and automatically on our electronic trading platform. This data represents a valuable source of information for our clients’ compliance personnel. Importantly, we believe the automated audit trail, together with the competitive pricing and transaction cost analysis that is a feature of our electronic trading platforms, gives fiduciaries the ability to demonstrate that they have achieved best execution on behalf of their clients.

Limited Information Leakage

Our Open Trading protocols allow our institutional investor clients to maintain their anonymity from trade initiation through to settlement without limiting their number of potential trading counterparties. In addition, our Private Axes® protocol allows participants to negotiate bilaterally on an anonymous basis to minimize information leakage when transacting in larger trade sizes.

Greater Sales Efficiency and More Efficient Inventory Management

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

The posting of inventory to, and the ability to respond to inquiries from, a broad pool of institutional investors, creates an increased opportunity for broker-dealers to identify demand for their inventory, particularly in less liquid securities. Broker-dealers are also increasingly turning towards Open Trading as a new source of liquidity as they manage their risk exposure. As a result, we believe they can achieve enhanced bond inventory turnover by using our platform, which may limit their credit exposure.

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

In addition, under MiFIR, all regulated investment firms are required to comply with pre- and post-trade transparency requirements pursuant to which quotes and trades must be made public subject to a system of waivers and deferrals. Firms are required to utilize an APA, such as our Trax® APA, to comply with the post trade transparency requirement and, although optional, many firms also utilize a third-party provider, such as Trax®, to satisfy the pre trade transparency requirement. The Trax® Transparency Solution and the Trax® APA trade reporting solution are available through the Trax Insight™ platform, offering our clients a pre- and post-trade transparency solution, including APA trade reporting, quote publication, SI determination and instrument liquidity classification. Trax® also offers a commodity position reporting service to assist firms in compliance with the commodity derivative position limit reporting requirements of MiFID II.

Trade matching enables counterparties to agree on the terms of a trade shortly after execution, reducing the risk of trade errors and fails during settlement. Trax® Match is our near real-time post-trade matching and exception management tool which covers a broad range of securities, including fixed-income and equities. By confirming all economic details within minutes of trade execution,  Trax® Match helps our clients to mitigate their operational risk, improve STP and efficiency and address the complexities of MiFID II and the Central Securities Depositories Regulation.

Trax® has over 180 clients, including broker-dealers, hedge funds and investment banks. The Trax® platform processed approximately 1.2 billion transactions in 2019.

Information and Execution Management Services

Traders are increasingly using data and machine-learning for pre-trade analytics, automated execution, transaction cost analysis and post-trade solutions. Our real-time pre-trade data and analytics are an additional value-added resource to our participants at each stage of the trading cycle, which further increases the attractiveness and use of our trading platforms. In the pre-trade period, our platforms assist our participants by providing them with real time and historical trade price information, intelligent Composite+ pricing, BondTicker®, liquidity and turnover analytics, bond reference data and trade order matching alerts. The information and analytical tools we provide to our clients help them make investment and trading decisions. Our electronic trading platforms allow institutional investors to compile, sort and use information to discover investment opportunities that might have been difficult or impossible to identify using a manual information-gathering process or other electronic services.

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

We also offer a set of tools that analyze credit trading activity for institutional investor clients. These tools utilize extensive amounts of market data and have a flexible interface to run and save in a variety of formats, depending on the business purpose. Further, we provide extensive client-specific reports that measure trading performance on our electronic trading platforms, including reports for the value of price discovery from multiple dealers, the cost savings generated from Open Trading participation and transaction cost analysis.

LiquidityBridge® is our EMS service that allows users to manage and facilitate the complex liquidity flows across multiple trading platforms, including the MarketAxess system. LiquidityBridge® brings together real-time comparison and execution of bond prices across multiple sectors, allowing users to rapidly react to trading opportunities. Clients can also automatically generate custom pricing and distribute inventory to any destination. By using a library of standard adaptors, LiquidityBridge® can be deployed across a variety of fixed-income markets.

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

Usage of our straight-through processing tools increased significantly during the last several years. We maintained over 1,300 STP connections as of December 31, 2019. In addition, many of our clients use our Application Programming Interface (“API”) services for pre-trade, trade negotiation and post-trade services to improve efficiency and reduce errors in processing.

Sales and Marketing

We promote our products and services using a variety of direct and indirect sales and marketing strategies. Our sales force, which works closely with our product management and technology teams, is responsible for client acquisition activity and the management of ongoing client relationships to increase clients’ awareness, knowledge and usage of our trading platforms, new product launches, information and data services and pre- and post-trade services. Our sales team is also responsible for training and supporting new and existing clients on their use of our platforms, including how to optimize their trading performance and efficiency through our various trading protocols. We employ various strategies, including advertising, direct marketing, digital and social media, promotional mailings, and participation in industry conferences and media engagement, to increase awareness of our brand, our trading platforms and our other solutions. For example, we have worked with The Wall Street Journal to establish BondTicker® as the source of information for its daily corporate bond and high-yield tables. A similar process also exists for our Trax® post-trade business, employing both direct and indirect sales methods.

Competition

The global fixed-income securities industry generally, and the electronic financial services markets in which we engage in particular, are highly competitive, and we expect competition to intensify in the future. We compete with a broad range of market participants globally. Some of these market participants compete with us in a particular market, while select others compete against the entire spectrum of our platforms and solutions. We face five main areas of competition:

•

Telephone and Direct Electronic Communications — We compete with bond trading business conducted over the telephone, e-mail or instant messaging directly between broker-dealers and their institutional investor clients. Institutional investors have historically purchased fixed-income securities by telephoning or otherwise communicating via e-mail or instant messaging with bond sales professionals at one or more broker-dealers and inquiring about the price and availability of individual bonds. This remains the manner in which the majority of corporate bond volumes are still traded between institutional investors and broker-dealers.

•

Other electronic trading platforms — There are numerous other electronic trading platforms currently in existence, including several that have only commenced operations in the last few years. We compete with Tradeweb, Bloomberg, Intercontinental Exchange (Bondpoint, TMC Bonds, Creditex), Trumid and others in the credit and municipal markets; and Tradeweb, Bloomberg, Nasdaq (Nasdaq Fixed Income), CME Group (NEX Group), BGC Partners (Fenics UST) and others in the rates markets. In addition, some broker-dealers and institutional investors operate, or have invested in, proprietary electronic trading systems or information networks that enable institutional investors to trade directly with a broker-dealer, and/or with other institutional investors over an electronic medium. As we expand our business into new products, we will likely come into more direct competition with other electronic trading platforms or firms offering traditional services.

•

Exchanges — In recent years, exchanges have pursued acquisitions that have put them in competition with us. For example, London Stock Exchange Group has recently announced an acquisition to become a significant owner of Tradeweb and Intercontinental Exchange acquired BondPoint and TMC Bonds, retail-focused platforms, and IDC, a provider of fixed income data, in an effort to expand its portfolio of fixed income products and services. CME Group and Nasdaq also operate platforms that compete with us. Exchanges also have data and analytics relationships with several market participants, which increasingly put their offerings in direct competition with us.

•

Market data and information vendors — Several large market data and information providers, such as Bloomberg, Refinitiv, Intercontinental Exchange, and IHS Markit currently have a data and analytics relationship with virtually every institutional firm. Some of these entities currently offer varying forms of electronic trading of fixed-income securities. Some of these entities have announced their intention to expand their electronic trading platforms or to develop new platforms. These entities are currently direct competitors to our information services business and already are or may in the future become direct competitors to our electronic trading platforms.

•

Other approved regulatory mechanisms — We compete with other approved regulatory mechanisms in Europe that have ARM and APA designations, such as the London Stock Exchange’s UnaVista and Tradeweb, to provide post-trade matching and regulatory transaction reporting and transparency services to European clients.

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

In general, we compete on the basis of a number of key factors, including:

•	broad network of broker-dealer and institutional investor clients using our electronic trading platforms;
•	liquidity provided by the participating broker-dealers and, to a growing extent, by other institutional investors;
•	magnitude and frequency of price improvement;
•	enhancing the quality and speed of execution;
•	compliance benefits;
•	total transaction costs;
•	technology capabilities, including the reliability, security, and ease of use of our electronic trading platforms; and
•	range of products, protocols and services offered.

We believe that our ability to grow volumes and revenues will largely depend on our performance with respect to these factors.

Our competitive position is also enhanced by the familiarity and integration of our clients with our electronic trading platforms and other systems. We have focused on the unique aspects of the markets we serve in the development of our platforms, working closely with our clients to provide a system that is suited to their needs.

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

Technology

The design and quality of our technology products are critical to our growth and our ability to execute our business strategy. Our electronic trading platforms have been designed with secure, scalable client-server architecture that makes broad use of distributed computing to achieve speed, reliability and fault tolerance. The platforms are built on industry-standard technologies and have been designed to handle many multiples of our current trading volume.

All critical server-side components, primarily our networks, application servers and databases, have backup equipment running in the event that the main equipment fails. This offers redundant system capacity designed to maximize uptime and minimize the potential for loss of transaction data in the event of an internal failure. We also seek to minimize the impact of external failures by automatically recovering connections in the event of a communications failure. The majority of our broker-dealer clients and a significant number of our institutional investor clients have redundant dedicated high-speed communication paths to our network in order to provide fast data transfer. Our security measures include industry-standard communications encryption.

We have designed our primary application with an easy-to-use, Windows-based interface. Our clients are able to access our electronic trading platform through a secure, single sign-on. Clients are also able to execute transactions over our platform directly from their order management systems. We provide users an automatic software update feature that does not require manual intervention.

We prioritize security throughout our platforms, operations and software development. We make architectural, design and implementation choices to structurally address security risks, such as logical and physical access controls, perimeter firewall protection and embedded security processes in our systems development lifecycle. Our cyber security program is based on the National Institute of Standards and Technology Cyber Security Framework (the “Framework”). The Framework consists of standards, guidelines and best practices to manage cybersecurity-related risks and promote the protection and resilience of critical infrastructure. Our Global Chief Information Security Officer leads a cyber security team in assessing, managing and reducing the relevant risks with a goal to assure critical operations and continuous delivery of service. We constantly monitor connectivity, and suspect events are escalated to our global risk and management teams.

Intellectual Property

We rely upon a combination of copyright, patent, trade secret and trademark laws, written agreements and common law to protect our proprietary technology, processes and other intellectual property. Our software code, elements of our electronic trading platforms, website and other proprietary materials are protected by copyright laws. We have been issued 13 patents covering significant trading protocols and other aspects of our trading system technology.

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

We have registered the MarketAxess® name and logo for trademark in the U.S., Europe and in other parts of the world. We also have a number of other registered or pending trademarks and service marks globally, including Open Trading™, BondTicker®, Trax®, and Now You’re In The Market™, among others. In addition, we own, or have filed applications for, the rights to trade names, copyrights, domain names and service marks that we use in the marketing of products and services to clients.

In addition to our efforts to register our intellectual property, we believe that factors such as the technological and creative skills of our personnel, new product and service developments, frequent enhancements and reliability with respect to our services are essential to establishing and maintaining a technology and market leadership position.

Government Regulation

The securities industry and financial markets in the U.S. and elsewhere are subject to extensive regulation. In these jurisdictions, government regulators and self-regulatory organizations oversee the conduct of our business, and have broad powers to promulgate and interpret laws, rules and regulations that may serve to restrict or limit our business. As a matter of public policy, these regulators are charged with safeguarding the integrity of the securities and other financial markets and with protecting the interests of investors participating in those markets. Our active broker-dealer and regulated venue subsidiaries fall within the scope of their regulations. Rulemaking by regulators, including resulting market structure changes, has had an impact on our business by directly affecting our method of operation and, at times, our profitability.

As registered broker-dealers, trading venues and other types of regulated entities as described below, certain of our subsidiaries are subject to laws, rules and regulations (including the rules of self-regulatory organizations) that cover all aspects of their business, including manner of operation, system integrity, anti-money laundering and financial crimes, handling of material non-public information, safeguarding data, capital requirements, reporting, record retention, market access, licensing of employees and the conduct of officers, employees and other associated persons.

Regulation can impose, and has imposed, obligations on our regulated subsidiaries, including our broker-dealer subsidiaries. These increased obligations require the implementation and maintenance of internal practices, procedures and controls, which have increased our costs. Many of our regulators, as well as other governmental authorities, are empowered to bring enforcement actions and to conduct administrative proceedings, examinations, inspections and investigations, which may result in increased compliance costs, penalties, fines, enhanced oversight, increased financial and capital requirements, additional restrictions or limitations, censure, suspension or disqualification of the entity and/or its officers, employees or other associated persons, or other sanctions, such as disgorgement, restitution or the revocation or limitation of regulatory approvals. Whether or not resulting in adverse findings, regulatory proceedings, examinations, inspections and investigations can require substantial expenditures of time and money and can have an adverse impact on a firm’s reputation, client relationships and profitability. From time to time, we and our associated persons have been and are subject to routine reviews, none of which to date have had a material adverse effect on our businesses, financial condition, results of operations or prospects. As a result of such reviews, and any future actions or reviews, we may be required to, among other things, amend certain internal structures and frameworks such as our operating procedures, systems and controls.

The regulatory environment in which we operate is subject to constant change. We are unable to predict how certain new laws and proposed rules and regulations will be implemented or in what form, or whether any changes to existing laws, rules and regulations, including the interpretation, implementation or enforcement thereof or a relaxation or amendment thereof, will occur in the future. We believe that uncertainty and potential delays around the final form of certain new rules and regulations may negatively impact our clients and trading volumes in certain markets in which we transact, although a relaxation of or the amendment of existing rules and requirements could potentially have a positive impact in certain markets. While we generally believe the net impact of the laws, rules and regulations may be positive for our business, it is possible that unintended consequences may materially adversely affect us in ways yet to be determined. See the Risk Factor captioned “Our business and the trading businesses of many of our clients are subject to increasingly extensive government and other regulation, which may affect our trading volumes and increase our cost of doing business.”

U.S. Regulation

In the U.S., the SEC is the federal governmental agency primarily responsible for the administration of the federal securities laws, including adopting and enforcing rules and regulations applicable to broker-dealers. One of our broker-dealers is registered with the SEC as a broker-dealer and operates an alternative trading system (“ATS”) subject to the SEC’s Regulation ATS, which includes certain specific requirements and compliance responsibilities in addition to those faced by broker-dealers generally. Another of our broker-dealers operates an exempt ATS for U.S. Treasuries. Broker-dealers are also subject to regulation by state securities administrators in those states in which they conduct business or have registered to do business. We are also subject to the various anti-fraud provisions of the Securities Act of 1933 as amended (the “Securities Act”), the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Commodity Exchange Act, certain state securities laws and the rules and regulations promulgated thereunder. We also may be subject to vicarious and controlling person liability for the activities of our subsidiaries and our officers, employees and affiliated persons.

The CFTC is the federal agency primarily responsible for the administration of federal laws governing activities relating to futures, swaps and other derivatives, including the rules applicable to our SEF. Our SEF is subject to regulations that relate to trading and product requirements, governance and disciplinary requirements, operational capabilities, surveillance obligations and financial information and resource requirements, including the requirement that they maintain sufficient financial resources to cover operating costs for at least one year.

Much of the regulation of broker-dealers’ operations in the United States has been delegated to self-regulatory organizations. These self-regulatory organizations adopt rules (which are generally subject to approval by the SEC) that govern the operations of broker-dealers and conduct periodic inspections and examinations of their operations. In the case of our U.S. broker-dealer subsidiaries, the principal self-regulatory organization is FINRA. Our U.S. broker-dealer subsidiaries are subject to both scheduled and unscheduled examinations by the SEC and FINRA. In addition, our broker-dealers’ municipal securities-related activities are subject to the rules of the MSRB.

Following the 2008 financial crisis, legislators and regulators in the United States adopted new laws and regulations, including the Dodd-Frank Act. Several of these rules could adversely affect our bank-affiliated broker-dealer clients’ ability to make markets in a variety of fixed-income securities, which could negatively impact the level of liquidity and pricing available on our trading platforms. For example, while the Volcker Rule does not apply directly to us, the Volcker Rule bans proprietary trading by banks and their affiliates. In addition, enhanced leverage ratios applicable to large banking organizations in the U.S. and Europe require such organizations to strengthen their balance sheets and may limit their ability or willingness to make markets on our trading platform. We cannot predict the extent to which these rules or any future regulatory changes may adversely affect our business and operations.

In addition, Title VII of the Dodd-Frank Act (“Title VII”) amended the Commodity Exchange Act and the Exchange Act to establish a regulatory framework for swaps, subject to regulation by the CFTC, and security-based swaps, subject to regulation by the SEC. The CFTC has implemented the majority of its regulations in this area, most of which are in effect. The SEC has also finalized many of its security-based swap regulations, although a significant number are not yet in effect. Among other things, Title VII rules require certain standardized swaps to be cleared through a central clearinghouse and/or traded on a designated contract market or SEF, subject to various exceptions. Title VII also requires the registration and regulation of certain market participants, including SEFs. The SEC has proposed but not yet finalized its rules relating to the registration and regulation of security-based swap execution facilities (“SBSEFs”). If and when the SEC finalizes these rules, we may register one of our subsidiaries as a SBSEF in order to offer trading in certain security-based swaps.

The current administration under President Trump has sought, and already passed legislation, to roll-back key pieces of the Dodd-Frank Act in an effort to loosen certain regulatory restrictions on financial institutions. Although the current administration has indicated a goal of further reforming aspects of its existing financial services regulations, it is unknown at this time to what extent new legislation will be passed into law or whether pending or new regulatory proposals will be adopted or modified, or what effect such passage, adoption or modification will have, whether positive or negative, on our industry, our clients or us. In particular, there can be no assurance that rules impacting our clients will be amended or repealed, and we continue to expect the industry to be more heavily regulated than it was prior to the 2008 financial crisis.

Non-U.S. Regulation

Outside of the United States, we are currently regulated by: the FCA in the United Kingdom (“U.K.”), De Nederlandsche Bank (“DNB”) and the AFM in the Netherlands, the Securities & Futures Commission (the “SFC”) of Hong Kong, the Monetary Authority of Singapore (the “MAS”), the Australian Securities and Investment Commission in Australia (the “ASIC”) and the Investment Industry Regulatory Organization of Canada and provincial regulators in Canada and Securities and Exchange Commission and Central Bank in Brazil.

The FCA’s strategic objective is to ensure that the relevant markets function well and its operational objectives are to protect consumers, to protect and enhance the integrity of the U.K. financial system and to promote effective competition in the interests of consumers. It has investigative and enforcement powers derived from the Financial Services and Markets Act 2000 (“FSMA”) and subsequent legislation and regulations. Subject to the FSMA, individuals or companies that seek to acquire or increase their control in a firm that the FCA regulates is required to obtain prior approval from the FCA.

The legal framework in the Netherlands for financial undertakings is predominantly included in the Dutch Financial Supervision Act (“FSA”). The AFM, like DNB, is an autonomous administrative authority with independent responsibility for fulfilling its supervisory function. Pursuant to the FSA, the AFM authorizes investment firms. The AFM is legally responsible for business supervision. DNB is responsible for prudential supervision. The purpose of prudential supervision is to ensure the solidity of financial undertakings and to contribute to the stability of the financial sector. Holders of a qualifying holding (in short, shareholdings or voting rights of 10% or more) must apply to the DNB for a declaration of no objection and satisfy the applicable requirements of the FSA.

The European Union (“E.U.”) has recently enhanced the existing laws and developed new rules and regulations targeted at the financial services industry, including MiFID II and MiFIR, which were implemented in January 2018 and which introduced significant changes to the E.U. financial markets designed to facilitate more efficient markets and greater transparency for participants. Similar to the U.S., regulatory bodies in Europe have recently implemented new rules for the fixed-income markets. MiFID II and MiFIR were implemented in 2018 and introduced significant changes in market structure designed to: (i) enhance pre- and post-trade transparency for fixed-income instruments with the scope of requirements calibrated for liquidity, (ii) increase and enhance post-trade reporting obligations with a requirement to submit post-trade data to ARMs, (iii) ensure trading of certain derivatives occurs on regulated trading venues, (iv) improve technology synchronization and best execution and (v) establish a consolidated tape for trade data. MiFID II is also intended to help improve the functioning of the E.U. single market by achieving a greater consistency of regulatory standards. MiFID II has caused us to expend significantly more compliance, business and technology resources, to incur additional operational costs and has created additional regulatory exposure for our trading and post-trade businesses. While we generally believe the net impact of the rules and regulations will be positive for our businesses, unintended consequences of the rules and regulations may adversely affect us in ways yet to be determined.

The securities industry in the member states of the E.U. is regulated by agencies in each member state. E.U. regulations provide for a cross-border “passporting regime”, which allows us to provide our services throughout the E.U. in reliance upon our authorization from any E.U. member state. Historically, we have utilized the FCA authorizations held by our U.K. regulated subsidiaries in order to provide regulated services to our European clients outside of the U.K. in reliance on this passport. However, the U.K. ceased to be a member of the E.U. on January 31, 2020 (commonly referred to as “Brexit”), triggering a period during which the U.K. will continue to observe applicable E.U. regulations through December 31, 2020 or any later extension date (the “Transition Period”). In preparation for Brexit, we obtained AFM authorizations for our subsidiaries in the Netherlands in 2019 and, during the Transition Period, we are able to provide regulated services to our European clients in reliance on the cross-border services passport held by our Dutch subsidiaries.

The full effects of Brexit will depend on whether the U.K. is able to retain access to E.U. markets, including for financial services, following the Transition Period. Although negotiations to determine the future terms of the U.K.’s relationship with the E.U. are continuing, based upon the current state of those negotiations, we expect that we will rely on our Dutch subsidiaries to provide our trading platforms and certain post-trade services to our clients in the E.U. following the Transition Period. See the Risk Factor captioned “The U.K. exit from the European Union could materially adversely impact our business, clients, financial condition, results of operations and prospects.”

Capital Requirements

Certain of our subsidiaries are subject to jurisdictional specific regulatory capital requirements, designed to maintain the general financial integrity and liquidity of a regulated entity. In general they require that at least a minimum amount of a regulated entity’s assets be kept in relatively liquid form. Failure to maintain required minimum capital may subject a regulated subsidiary to a fine, requirement to cease conducting business, suspension, revocation of registration or expulsion by the applicable regulatory authorities, and ultimately could require the relevant entity’s liquidation.

Regulatory Status of MarketAxess Entities

Our operations span jurisdictions across the Americas, Europe and Asia, and we operate through various regulated entities. The current regulatory status of many of our business entities is described below. We also provide our platform in other countries pursuant to exemptions from registration under the laws of such countries.

Americas

MarketAxess Corporation is a SEC registered Broker-Dealer, a member of FINRA, the MSRB, and the Securities Investor Protection Corporation (“SIPC”) and is authorized by the Australian Securities and Investments Commission (“AISC”) to operate an exempt market.

MarketAxess Canada Company is registered as an Alternative Trading System with the Ontario Securities Commission (“OSC”), the Autorité des Marchés Financiers (“AMF”), the British Columbia Securities Commission (“BCSC”) and the Alberta Securities Commission (“ASC”) and is a member of the Investment Industry Regulatory Organization of Canada (“IIROC”).

MarketAxess Plataforma de Negociacao Ltda. is authorized through its parent (MarketAxess Holdings Inc.) by Comissão de Valores Mobiliários (“CVM”) and BACEN (Central Bank of Brazil) to provide a system in Brazil for the trading of fixed income securities by sophisticated institutional investors.

MarketAxess Colombia Corporation is registered with the Superintendence of Finance of Colombia (“SOFC”) as an Information System.

LiquidityEdge is a SEC registered Broker-Dealer, a member of FINRA, the SIPC and is recognized as a Financial Market Supervisory Authority (“FINMA”) in Switzerland as a foreign trading venue.

U.K. and Europe

MarketAxess Capital Limited is authorized and regulated by the FCA as a MiFID investment firm and acts as a matched principal counterparty for Open Trading transactions.

MarketAxess Europe Limited is authorized and regulated by the FCA to operate a multilateral trading facility (“MTF”). MarketAxess Europe Limited may provide services throughout the European Economic Area (“EEA”) under the MiFID passport. In addition, MarketAxess Europe Limited is approved by FINMA in Switzerland as a foreign trading venue, by the SFC in Hong Kong as an Automated Trading Service, and is authorized by ASIC to operate an exempt market. In respect of Australia, following amendments to the Australian Corporations Act, an application for an Overseas Australian Market Operator License is pending with ASIC.

MarketAxess NL B.V. is authorized and regulated by the AFM in the Netherlands as an MTF. MarketAxess NL B.V. may provide services throughout the EEA under the MiFID passport and is approved by FINMA to provide cross-border services into Switzerland as a foreign trading venue.

Trax NL B.V. is licensed in the Netherlands by the AFM as a Data Reporting Services Provider (“DRSP”), specifically to act as an ARM and APA.

Xtrakter Limited is authorized and regulated by the FCA as a DRSP for ARM and APA services and as a service company.

LiquidityEdge UK Limited is authorized and regulated by the FCA as a MiFID investment firm.

Asia and Pacific

MarketAxess Singapore Pte. Limited is approved by the Monetary Authority of Singapore as a Recognized Market Operator. Additionally, MarketAxess Singapore Pte. Limited is approved by FINMA in Switzerland as a foreign trading venue, by Hong Kong as an ATS, and by Germany as a foreign market operator.

Employees

As of December 31, 2019, we had 527 employees, 325 of whom were based in the U.S. and 202 of whom were based outside of the U.S., principally in the U.K. None of our employees are represented by a labor union. We consider our relationships with our employees to be good and have not experienced any interruptions of operations due to labor disagreements.

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

MarketAxess Holdings Inc.

55 Hudson Yards

New York, NY 10001

Attn: Investor Relations

Our Board of Directors has standing Audit, Compensation, Nominating and Corporate Governance, Risk and Investment Committees. Each of these committees has a written charter approved by our Board of Directors and our Board of Directors has also adopted a set of Corporate Governance Guidelines. Copies of the committee charters and the Corporate Governance Guidelines are also posted on our website.

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

The global financial services business is, by its nature, risky and volatile and is directly affected by many national and international factors that are beyond our control. Any one of these factors may cause a substantial decline in the U.S. and/or global financial services markets, resulting in reduced trading volume. These events could have a material adverse effect on our business, financial condition and results of operations. These factors include:

•	economic and political conditions in the United States, Europe and elsewhere;
•	adverse market conditions, including unforeseen market closures or other disruptions in trading;
•	broad trends in business and finance;
•	consolidation or contraction in the number of market participants;
•	actual or threatened acts of war or terrorism or other armed hostilities;
•	actual or threatened trade war, including between the United States and China, or other governmental action related to tariffs, international trade agreements or trade policies;
•	concerns over inflation and weakening consumer confidence levels;
•	the availability of cash for investment by mutual funds, exchange traded funds and other wholesale and retail investors;
•	the level and volatility of interest rates, the difference between the yields on corporate securities being traded and those on related benchmark securities and foreign currency exchange rates;
•	the effect of Federal Reserve Board monetary policy, increased capital requirements for banks and other financial institutions, and other regulatory requirements and political impasses;
•	credit availability and other liquidity concerns;
•	concerns over credit default or bankruptcy of one or more sovereign nations or corporate entities; and
•	legislative and regulatory changes, including changes to financial industry regulations and tax laws.

There have been significant declines in trading volumes in the financial markets generally in the past and there may be similar declines in trading volumes generally or across our platforms in particular in the future. Any one or more of the above factors may contribute to reduced trading volumes. Our revenues and profitability are likely to decline significantly during periods of stagnant economic conditions or low trading volume in the U.S. and global financial markets.

The U.K. exit from the European Union could materially adversely impact our business, clients, financial condition, results of operations and prospects.

The U.K. ceased to be a member of the E.U. on January 31, 2020 (commonly referred to as “Brexit”), triggering a period during which the U.K. will continue to observe applicable E.U. regulations through December 31, 2020 or any later extension date (the “Transition Period”). Based upon the current state of the negotiations between the U.K. and E.U., we expect that regulated financial services firms, including our U.K. subsidiaries, will lose their “passporting” rights to automatically operate throughout the E.U. following the Transition Period. This future loss of the existing passport right to the E.U. will affect us and many of our clients. For us, it means that we will have to rely on our Dutch regulated subsidiaries to provide our trading platforms and certain post-trade services to our clients in the E.U.

Brexit has significantly affected the fiscal, monetary and regulatory landscape in both the U.K. and E.U., and could have a material impact on their economies and the future growth of various industries. In particular, the ecosystem of the E.U. financial services industry in which we operate, which prior to Brexit has been heavily centered in London, has become more decentralized. The exit of the U.K. has significantly impacted the business environment in which we and our clients operate, increased the cost of conducting business in both the E.U. and the U.K., and introduces significant new uncertainties with respect to the legal and regulatory requirements to which we and our clients are subject. As we have historically conducted business in Europe primarily through our U.K. subsidiaries, we have new regulatory and operational costs and challenges associated with the establishment of our subsidiaries in the Netherlands and the management of a less centralized customer and employee base. We could also be adversely affected by reduced growth and greater volatility in the Pound Sterling and the U.K. economy.

Brexit is expected to lead to legal uncertainty and potentially divergent national laws and regulations as the U.K. determines which E.U. laws to replace or replicate, which may impact our ability to comply with the extensive government regulation to which we are subject. In addition, the cost and complexity of operating across increasingly divergent regulatory regimes could increase following Brexit. Brexit has also required us to make changes to the technology underlying our trading platforms and regulatory reporting systems in the U.K. and E.U., which has resulted in new regulatory and operational costs and challenges. Changes to U.K. immigration policy will also occur as a result of Brexit and our access to, and our ability to compete for and hire, skilled employees in both the U.K. and the E.U. is expected to become more constrained.

Although it is not possible at this point in time to predict fully the effects of the exit of the U.K. from the E.U., any of the foregoing factors could have a material adverse effect on our business, financial condition and results of operations.

Risks Related to Operating in the Electronic Fixed-Income Trading Markets

Decreases in trading volumes in the fixed-income markets generally or on our platforms would harm our business and profitability.

We have experienced significant decreases in overall market volumes in the past and may experience similar decreases in market volumes in the future. Declines in the overall volume of fixed-income securities trading and in market liquidity generally, as well as declines in interest rate volatility, could result in lower revenues from commissions for trades executed on our electronic trading platforms and fees generated from related activities.

Likewise, decreases in our share of the segments of the fixed-income trading markets in which we operate, or shifts in trading volume to segments of clients which we have not penetrated, could result in lower trading volume on our platforms and, consequently, lower commissions and revenue. During periods of increased volatility in credit markets, the use of electronic trading platforms by market participants may decrease dramatically as institutional investors may seek to obtain additional information during the trade process through conversations with broker-dealers. In addition, during rapidly moving markets, broker-dealers are less likely to post prices electronically. Our market share of the fixed-income trading markets is also impacted by a variety of other factors, including the amount of new issuances of corporate debt, the level of bond fund inflows or outflows, the percentage of volumes comprised of Rule 144A transactions, the percentage of volumes comprised of larger trades known as ‘block trades’, the level of credit spreads and credit volatility and whether the prevalent market environment is an “offer wanted” or “bid wanted” environment.

A decline in overall market volumes, trading volumes on our platforms or in our platforms’ market share for any reason would negatively affect our commission revenue and may have a material adverse effect on our business, financial condition and results of operations.

The industry in which we operate is rapidly evolving. If we are unable to adapt our business effectively to keep pace with industry changes, we may not be able to compete effectively, which could have a material adverse effect on our business, financial condition and results of operations.

The electronic financial services industry is characterized by rapidly changing and increasingly complex technologies and systems, changing and increasingly sophisticated client demands (including access to new technologies and markets), frequent technology and service introductions, evolving industry standards, changing regulatory requirements and new business models. If we are not able to keep pace with changing market conditions or client demands and if our competitors release new functionality or technology before we do, our existing platforms, solutions and technologies may become obsolete or our competitive position may be materially harmed, each of which could have a material adverse effect on our business, financial condition and results of operations. Operating in a rapidly evolving industry involves a high degree of risk and our future success will depend in part on our ability to:

•	attract and retain market participants on our platforms on a cost-effective basis;
•	expand and enhance reliable and cost-effective product and service offerings for our clients;
•	respond effectively to competitive pressures;
•

respond effectively to the loss of any of our significant broker-dealer or institutional investor clients, including due to merger, consolidation, bankruptcy, liquidation or other cause (including, among other things, the collection of any amounts due from such clients);

•	diversify our sources of revenues;
•	maintain adequate control of our expenses;
•	operate, support, expand and develop our operations, technology, website, software, communications and other systems;
•	defend our trading platforms and other systems from cybersecurity threats;
•	manage growth in personnel and operations;
•	increase awareness of our brand or market positioning;
•	expand our sales and marketing programs;
•	take advantage of acquisitions, strategic alliances and other opportunities; and
•	respond to regulatory changes or demands.

If we are unsuccessful in addressing these risks or in executing our business strategy, our business, financial condition and results of operations may suffer.

We may not be able to introduce enhanced versions of our electronic trading platforms, new services and/or service enhancements in a timely or acceptable manner, which could harm our competitive position.

Our future success will depend on our ability to develop and introduce new features to, and new versions of, our electronic trading platforms. For example, we have responded to the reduction in fixed-income secondary market liquidity that has been experienced since the credit crisis by, among other things, introducing a number of all-to-all trading options for our institutional investor and broker-dealer clients. The success of new features and versions depends on several factors, including the timely completion, introduction and market acceptance of the feature or version. In addition, the market for our electronic trading platforms may be limited if prospective clients require customized features or functions that we are unable or unwilling to provide. We cannot assure you that any new features and versions will become or remain successful. If we are unable to anticipate and respond to the demand for new services, products and technologies and develop new features and enhanced versions of our electronic trading platform that achieve widespread levels of market acceptance on a timely and cost-effective basis, it could have a material adverse effect on our business, financial condition and results of operations.

Risks Related to Competition

We face substantial competition that could reduce our market share and harm our financial performance.

The fixed-income securities industry generally, and the electronic financial services markets in which we operate in particular, are highly competitive, and we expect competition to intensify in the future. Within our markets, we compete based on our ability to provide our clients with deep liquidity, a broad network of market participants, a wide range of products and protocols, and comprehensive pre-trade, trade and post-trade functionality, as well as the reliability, security and ease of use of our electronic platforms and solutions, among other factors. We primarily compete with other electronic trading platforms and trading businesses conducted directly between broker-dealers and their institutional investor clients over the telephone, email or instant messaging. Our current and prospective competitors are numerous and include:

•	other multi-party electronic trading platforms;
•	market data and information vendors;
•	securities and futures exchanges;
•	inter-dealer brokerage firms;

•	technology, software, and information services or other companies that have existing commercial relationships with broker-dealers or institutional investors; and
•	other approved regulatory mechanisms.

Many of our current and potential competitors are more established and substantially larger than we are and have substantially greater market presence, as well as greater financial, technical, marketing and other resources. These competitors may aggressively reduce their pricing to enter into, or otherwise compete in, market segments in which we provide services, potentially subsidizing any losses with profits from trading in other fixed-income or equity securities or other business operations. In addition, many of our competitors offer a wider range of services, have broader name recognition and have larger customer bases than we do. Some of them may be able to respond more quickly to new or evolving opportunities, technologies and client requirements than we can and may be able to undertake more extensive promotional activities.

Competition in the markets in which we operate has intensified due to consolidation, which has resulted in increasingly large and sophisticated competitors. In recent years, our competitors have made acquisitions and/or entered into joint ventures and consortia to improve the competitiveness of their electronic trading offerings. If, as a result of industry consolidation, our competitors are able to offer lower cost and/or a wider range of trading venues and solutions, obtain more favorable terms from third-party providers or otherwise take actions that could increase their market share, our competitive position and therefore our business, financial condition and results of operations may be materially adversely affected.

Our operations also include the sale of pre- and post-trade services, analytics and market data. There is a high degree of competition among market data and information vendors in solutions for pre- and post-trade data, analytics and reporting, and such businesses may become more competitive in the future as new competitors emerge. Some of these companies are already in or may enter the electronic trading business. Accordingly, some of our competitors may be able to combine use of their electronic trading platforms with complementary access to market data and analytical tools and/or leverage relationships with existing clients to obtain additional business from such clients, which could preempt use of our platforms or solutions. For example, Bloomberg, Refinitiv and ICE own trading platforms that compete with ours and also have a data and analytics relationships with the vast majority of institutional, wholesale and retail market participants. If we are not able to compete successfully in this area in the future, our revenues could be adversely impacted and, as a result, our business, financial condition and results of operations would be materially adversely affected.

Risks Related to our Future Levels of Business, Profitability and Growth

Neither the sustainability of our current level of business nor any future growth can be assured. Even if we do experience growth, we cannot assure you that we will grow profitably.

The success of our business strategy depends, in part, on our ability to maintain and expand the network of market participants that use our electronic trading platforms. Our business strategy also depends on increasing the use of our platforms by these participants for a wide range of fixed-income products and trade sizes. Individuals at broker-dealers or institutional investors may have conflicting interests, which may discourage their use of our platforms. We cannot assure you that the growth of electronic means of trading securities that we have experienced in recent years will continue.

Our growth may also be dependent on our ability to diversify our revenue base. We currently derive approximately 48.1% of our revenues from secondary trading in U.S. high-grade corporate bonds. Our long-term business strategy includes expanding our service offerings and increasing our revenues from other fixed-income products and other sources. We cannot assure you that our efforts will be successful or result in increased revenues or continued profitability. We have experienced significant growth in trading volumes, revenues and profitability in recent years. We cannot assure you that our business will continue to grow at a similar rate, if at all.

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

Our revenues and operating results may fluctuate due to a number of factors, including:

•	the unpredictability of the financial services industry;
•	difficulty in quickly adjusting our expense base if revenues fall short of expectations;
•	our ability to retain existing broker-dealer and institutional investor clients and attract new broker-dealer and institutional investor clients;
•	our ability to drive an increase in the use of our electronic trading platforms by new and existing broker-dealer and institutional investor clients;
•	changes in our fee plans;
•	the introduction of new features on our electronic trading platforms;
•	the effectiveness of our sales force;
•	new product and service introductions by us or our competitors;
•	fluctuations in overall market trading volume or our market share for our key products;
•	technical difficulties or interruptions in our service;
•	general economic conditions in our geographic markets;
•	additional investment in our services or operations; and
•	new regulations that limit or affect how our electronic trading platforms can operate or which increase our regulatory compliance costs.

As a result, our operating results may fluctuate significantly on a quarterly basis, as has occurred in the past, which could result in decreases in our stock price.

As we enter new markets, we may not be able to successfully attract clients and adapt our technology and marketing strategy for use in those markets.

Our strategy includes leveraging our electronic trading platforms to enter new markets, including new asset classes, products and geographies, including markets where we have little or no operating experience. We may have difficulties identifying and entering into new markets due to established competitors, lack of recognition of our brand and lack of acceptance of our platforms and solutions, as has occurred with certain of our initiatives in the past.

Expansion, particularly in new geographic markets, may require substantial expenditures and take considerable time. In particular, we may need to make additional investments in management and new personnel, infrastructure and compliance systems. Furthermore, our expansion efforts may divert management’s attention or inefficiently utilize our resources. If we are not able to manage our expansion effectively, our expansion costs could increase at a faster rate than our revenues from these new markets. If we cannot successfully implement the necessary processes to support and manage our expansion, our business, financial condition and results of operations may suffer.

We cannot assure you that we will be able to successfully adapt our proprietary software and technology for use in any new markets. Even if we do adapt our products, services and technologies, we cannot assure you that we will be able to attract clients to our platforms and compete successfully in any such new markets. We cannot assure you that our marketing efforts or our pursuit of any of these opportunities will be successful. If these efforts are not successful, we may realize less than expected earnings, which in turn could result in a decrease in the market value of our common stock.

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

We rely on our broker-dealer clients to provide liquidity on our electronic trading platforms by posting prices for bonds in their inventory and responding to institutional investor client inquiries. The contractual obligations of our broker-dealer clients to us are minimal, non-exclusive and terminable by such clients. Our broker-dealer clients buy and sell fixed-income securities through traditional methods, including by telephone and e-mail messaging, and through other electronic trading platforms. Some of our broker-dealer clients have developed electronic trading networks that compete with us or have announced their intention to explore the development of such electronic trading networks, and many of our broker-dealer and institutional investor clients are involved in other ventures, including other electronic trading platforms or other distribution channels, as trading participants and/or as investors. These competing trading platforms may offer some features that we do not currently offer. Accordingly, there can be no assurance that such broker-dealers’ primary commitments will not be to one of our competitors.

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

Any reduction in the use of our electronic trading platforms by our broker-dealer clients could reduce the volume of trading on our platform, which could, in turn, reduce the use of our platform by our institutional investor clients. The occurrence of any of the foregoing may have a material adverse effect on our business, financial condition and results of operations.

We could lose significant sources of revenue and trading volume if we lose any of our significant institutional investor clients.

We rely on our institutional investor clients to launch inquiries over our trading platforms and, increasingly, to provide liquidity through our Open Trading protocols. A limited number of such clients can account for a significant portion of our trading volume. The obligations of our institutional investor clients to us under our standard contractual agreements are minimal, non-exclusive and terminable by such clients. Our institutional investor clients also buy and sell fixed-income securities through traditional methods, including by telephone, e-mail and instant messaging, and through other electronic trading platforms.

There can be no assurance that we will be able to retain our major institutional investor clients or that such clients will continue to use our trading platform. The loss of a major institutional investor client or any reduction in the use of our electronic trading platforms by such clients could have a material adverse effect on our business, financial condition and results of operations.

Credit and Market Risks

We are exposed to risks in connection with certain transactions in which we act as a matched principal intermediary.

In connection with our anonymous trading protocols, we execute certain bond transactions between and among institutional investor and broker-dealer clients on a matched principal basis by serving as counterparty to both the buyer and the seller in trades which are then settled through a third-party clearing broker. Settlement typically occurs within one to two trading days after the trade date. Cash settlement of the transaction occurs upon receipt or delivery of the underlying instrument that was traded.

We are exposed to credit and performance risks in our role as matched principal trading counterparty to the clients on our platforms, including the risk that counterparties that owe us money or securities will not perform their obligations. These parties may default on their obligations to us due to bankruptcy, lack of liquidity, operational failure or other reasons. Adverse movements in the prices of securities that are the subject of these transactions can increase our risk. In connection with Open Trading or other anonymous protocols, we expect that the number of transactions in which we act as a matched principal will increase.

In the process of executing matched principal transactions, miscommunications and other errors by our clients or us can arise that involve substantial risks of liability. These risks include, among others, potential liability from disputes over the terms of a trade, the settlement of the trade, or claims that we resolved an error trade dispute incorrectly or that a system malfunction or delay caused monetary loss to a client. In addition, because of the ease and speed with which trades can be executed on our electronic platforms, clients can lose substantial amounts by inadvertently entering trade instructions or by entering trade orders inaccurately. A significant error trade or a large number of error trades could result in participant dissatisfaction and a decline in participant willingness to trade on our platforms. Although we maintain error trade policies designed to protect our anonymous trading participants and enable us to manage the risks attendant in acting as a matched principal counterparty, depending on the cause, number and value of the trades that are the subject of an alleged error or dispute, such trades have the potential to have a material adverse effect on our financial condition and results of operations. In addition, if we are required to hold a securities position as a result of an error, there may also be financing costs or regulatory capital charges required to be taken by us.

We have policies and procedures in place to identify and manage our credit risk. In connection with the recent growth of our Open Trading protocols, and our acquisition of LiquidityEdge, we have implemented additional automated controls to help us manage our credit risk exposure. There can be no assurance that the policies, procedures and automated controls we use to manage this credit risk will effectively mitigate our credit risk exposure. Some of our risk management procedures are reliant upon the evaluation of information regarding the fixed- income markets, our clients or other relevant matters that are publicly available or otherwise acquired from third party sources. Such information may not be accurate, complete, up-to-date or properly assessed and interpreted by us. If our risk management procedures fail, our business, financial condition and results of operations may be adversely affected. Furthermore, our insurance policies are unlikely to provide coverage for such risks.

Self-clearing will expose us to significant operational, financial and liquidity risks

We intend to begin self-clearing substantially all of our bond transactions for our U.S. operations in the first half of 2020 and we may expand self-clearing to our foreign operations in the future. Self-clearing requires us to finance transactions and maintain margin deposits at clearing organizations. Self-clearing exposes our business to operational risks, including business and technology disruption, operational inefficiencies, liquidity and financing risks and potentially increased expenses. We may encounter difficulties that may lead to operating inefficiencies, including technology issues, dissatisfaction amongst our client base, disruption in the infrastructure that supports the business, inadequate liquidity, increased margin requirements with clearing organizations and third-party settlement agents who provide financing with respect to transactions, reductions in available borrowing capacity and financial loss. Any such delay, disruption, expense or failure could adversely affect our ability to effect transactions and manage our exposure to risk. Moreover, any of these events could have a material adverse effect on our business, financial condition and operating results.

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

We must continue to enhance and improve our electronic trading platforms. The electronic financial services industry is characterized by significant structural changes, increasingly complex systems and infrastructures, changes in clients’ needs and preferences and new business models. If new industry standards and practices emerge and our competitors release new technology before us, our existing technology, systems and electronic trading platforms may become obsolete or our existing business may be harmed. Our future success will depend on our ability to:

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

Developing our electronic trading platforms and other technology entails significant technical and business risks. We may use new technologies ineffectively or we may fail to adapt our electronic trading platforms, information databases and network infrastructure to broker-dealer or institutional investor client requirements or emerging industry standards. If we face material delays in introducing new services, products and enhancements, our broker-dealer and institutional investor clients may forego the use of our platforms and use those of our competitors.

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

In particular, we depend on third-party vendors for our bond reference databases, the clearing and settlement of our Open Trading transactions and to provide the technology underpinning our U.S. Treasury platform. We obtain essential reference data and information services from external sources, including data received from certain competitors, clients, self-regulatory organizations and other third-party data providers. Our reference data sources and information providers could increase the price for or withdraw their data or information services for a variety of reasons. Further, as has occurred in the past, our competitors could revise the current terms on which they provide us with data or information services or could cease providing us with data or information services altogether for a variety of reasons, including competition. Disruptions in the services provided by those third-parties to us, including as a result of their inability or unwillingness to continue to license products or provide technology services that are critical to the success of our business, could have a material adverse effect on our business, financial condition and results of operations.

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

We license software from third parties, much of which is integral to our electronic trading platform and our business. We also hire contractors to assist in the development, quality assurance testing and maintenance of our electronic trading platform and other systems. Continued access to these licensors and contractors on favorable contract terms or access to alternative software and information technology contractors is important to our operations. Adverse changes in any of these relationships has in the past had, and could in the future have, a material adverse effect on our business, financial condition and results of operations.

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

Our success depends on maintaining the integrity and capacity of our electronic trading platforms, systems and infrastructure.

In order to be successful, we must provide reliable, secure, real-time access to our electronic trading platforms for our clients. If our trading platforms cannot cope, or expand to cope, with demand, or otherwise fail to perform, we could experience disruptions in service, slow delivery times and insufficient capacity. These consequences could result in our clients deciding to stop using or reduce their use of our platforms, which would have a material adverse effect on our business, financial condition and results of operations.

As our operations grow in both size and scope, we will need to continually improve and upgrade our electronic trading platforms and infrastructure to accommodate potential increases in order message volume and trading volume, the trading practices of new and existing clients, regulatory changes and the development of new and enhanced trading platform features, functionalities and ancillary products and services. The expansion of our electronic trading platforms and infrastructure has required, and will continue to require, substantial financial, operational and technical resources. These resources will typically need to be committed well in advance of any actual increase in trading volumes and order messages. We cannot assure you that our estimates of future trading volumes and order messages will be accurate or that our systems will always be able to accommodate actual trading volumes and order messages without failure or degradation of performance. Furthermore, we use new technologies to upgrade our established systems, and the development of these new technologies also entails technical, financial and business risks. We cannot assure you that we will successfully implement new technologies or adapt our existing electronic trading platforms, technology and systems to the requirements of our broker-dealer and institutional investor clients or to emerging industry standards. The inability of our electronic trading platforms to accommodate increasing trading volume and order messages would also constrain our ability to expand our business.

Systems failures, interruptions, delays in service, catastrophic events and resulting interruptions in the availability of our trading platforms could materially harm our business and reputation.

Our business depends on the efficient and uninterrupted operation of our trading platforms, systems, networks and infrastructure. We cannot assure you that we, or our third-party providers, will not experience systems failures or business interruptions, as has occurred in the past. Our systems, networks, infrastructure and other operations, in particular our trading platforms, are vulnerable to impact or interruption from a wide variety of causes, including: irregular or heavy use of our trading platforms during peak trading times or at times of increased market volatility; power, internet or telecommunications failures; hardware failures or software errors; human error, acts of vandalism or sabotage; catastrophic events, such as natural disasters, extreme weather events or acts of war or terrorism; malicious cyberattacks or cyber incidents, such as unauthorized access, ransomware, loss or destruction of data, computer viruses or other malicious code; and the loss or failure of systems over which we have no control, such as loss of support services from critical third-party providers. In addition, we may also face significant increases in our use of power and data storage and may experience a shortage of capacity and/or increased costs associated with such usage.

Any failure of, or significant interruption, delay or disruption to, or security breaches affecting, our systems, networks or infrastructure has in the past, and could in the future, result in: disruption to our operations, including disruptions in service to our clients; slower response times; distribution of untimely or inaccurate market data to clients who rely on this data for their trades; delays in trade execution; incomplete or inaccurate accounting, recording or processing of trades; significant expense to repair, replace or remediate systems, networks or infrastructure; financial losses and liabilities to clients; loss of clients; legal or regulatory claims, proceedings, penalties or fines. Any system failure or significant interruption, delay or disruption in our operations, or decreases in the responsiveness of our platforms, could materially harm our reputation and business and lead our clients to decrease or cease their use of our platforms.

We internally support and maintain many of our systems and networks, including those underlying our trading platforms; however, we may not have sufficient personnel to properly respond to all systems, networks or infrastructure problems. Our failure to monitor or maintain our systems, networks and infrastructure, including those maintained or supported by our third-party providers, or to find a replacement for defective or obsolete components within our systems, networks and infrastructure in a timely and cost-effective manner when necessary, would have a material adverse effect on our business, financial condition and results of operations. While we generally have disaster recovery and business continuity plans that utilize industry standards and best practices for much of our business, including redundant systems, networks, computer software and hardware and data centers to address interruption to our normal course of business, our systems, networks and infrastructure may not always be fully redundant and our disaster recovery and business continuity plans may not always be sufficient or effective. Similarly, although some contracts with our third-party providers, such as our hosting facility providers, require adequate disaster recovery or business continuity capabilities, we cannot be certain that these will be adequate or implemented properly. Our disaster recovery and business continuity plans are heavily reliant on the availability of the internet and mobile phone technology, so any disruption of those systems would likely affect our ability to recover promptly from a crisis situation. If we are unable to execute our disaster recovery and business continuity plans, or if our plans prove insufficient for a particular situation or take longer than expected to implement in a crisis situation, it could have a material adverse effect on our business, financial condition and results of operations, and our business interruption insurance may not adequately compensate us for losses that may occur.

If we experience design defects, errors, failures or delays with our platforms, products or services, including our auto-execution technology and pricing algorithms, our business could suffer serious harm.

Our platforms, products and services, including our auto-execution technology and pricing algorithms, may and have from time to time contained design defects and errors when first introduced or when new updates or enhancements are released. In our development of new protocols, platform features and updates and enhancements to our existing platforms, products and services, including our auto-execution technology and pricing algorithms, we may make a design error that causes the platform, protocol or feature to operate incorrectly or less effectively. Many of our protocols also rely on data and services provided by third-party providers over which we have limited or no control and may be provided to us with defects, errors or failures. Our clients may also use our platforms, products or services together with their own software, data or products from other companies. As a result, when problems occur, it might be difficult to identify the source of the problem.

If design defects, errors or failures are discovered in our current or future platforms or protocols, we may not be able to correct or work around them in a cost-effective or timely manner or at all. The existence of design defects, errors, failures or delays that are significant, or are perceived to be significant, could also result in rejection or delay in market acceptance of our platform or protocols, damage to our reputation, loss of clients and related revenues, diversion of resources, product liability claims, regulatory actions or increases in costs, any of which could materially adversely affect our business, financial condition or results of operations.

Cybersecurity Risks

Malicious cyber-attacks and other adverse events affecting our operational systems or infrastructure, or those of third parties, could disrupt our businesses, result in the disclosure of confidential information, damage our reputation and cause losses or regulatory penalties.

The operation of our electronic trading platforms relies on the secure processing, storage and transmission of a large amount of transactional data and other confidential sensitive data (including confidential client and personal information). Our computer systems, software and networks may be vulnerable to unauthorized access, loss or destruction of data (including confidential and personal customer information), unavailability or disruption of service, computer viruses, acts of vandalism, or other malicious code, cyber-attack and other adverse events that could have an adverse security impact. Despite the defensive measures we have taken, we are, and will continue to be, subject to attacks, which may come from external factors such as governments, organized crime, hackers, and other third parties such as infrastructure-support providers and application developers, or may originate internally from an employee or service provider to whom we have granted access to our computer systems. If our security measures are breached as a result of third-party action, employee error, malfeasance or otherwise, and, as a result, someone obtains unauthorized access to trading or other confidential or personal information, our reputation could be damaged, our business would suffer and we could incur material liability. Any such breach could compromise our networks and the information stored there could be accessed, publicly disclosed, lost or stolen. Because techniques used to obtain unauthorized access or to sabotage computer systems change frequently and generally are not recognized until launched against a target, we may be unable to anticipate these techniques or to implement adequate preventive measures.

Our business also depends on the efficient and uninterrupted operation of our platforms, systems, networks and infrastructure. Any failure of, or significant interruption, delay or disruption to,  our systems, networks or infrastructure due to a cyber-attack could result in: disruption to our operations, including disruptions in service to our clients; slower response times; distribution of untimely or inaccurate market data to clients who rely on this data for their trades; delays in trade execution; incomplete or inaccurate accounting, recording or processing of trades; significant expense to repair, replace or remediate systems, networks or infrastructure; financial losses and liabilities to clients; loss of clients; legal or regulatory claims, proceedings, penalties or fines. We also face the risk of operational disruption, failure or capacity constraints of any of the third-party service providers that facilitate our business activities, including clients, clearing agents and trading system software, network or data providers. Such parties could also be the source of a cyber-attack on or breach of our operational systems, data or infrastructure. Any system failure or significant interruption, delay or disruption in our operations, or decreases in the responsiveness of our platforms, could materially harm our reputation and business and lead our clients to decrease or cease their use of our trading platform.

There have been an increasing number of cyber-attacks in recent years in various industries, including ours, and cyber-security risk management has been the subject of increasing focus by our regulators. Our regulators in recent years have increased their examination and enforcement focus on matters relating to cybersecurity threats, including the assessment of firms’ vulnerability to cyber-attacks. In particular, regulatory concerns have been raised about firms establishing effective cybersecurity governance and risk management policies, practices and procedures; protecting firm networks and information; identifying and addressing risks associated with clients, vendors, and other third parties; preventing and detecting unauthorized activities; adopting effective mitigation and business continuity plans to address the impact of cybersecurity breaches; and establishing protocols for reporting cybersecurity incidents. Any insurance that we may have that covers a specific cybersecurity incident would not protect us from the effects of adverse regulatory actions that may result from the incident or a finding that we had inadequate cybersecurity controls, including the reputational harm that could result from such regulatory actions.

Our remediation costs and lost revenues could be significant if we fall victim to a cyber-attack. If an actual, threatened or perceived breach of our security occurs, the market perception of the effectiveness of our security measures could be harmed and could cause our clients to reduce or stop their use of our electronic trading platforms. We may be required to expend significant resources to repair system damage, protect against the threat of future security breaches or to alleviate problems, including reputational harm, loss of clients and revenues and litigation, caused by any breaches. We may be found liable to our clients for any misappropriated confidential or personal information. Although we intend to continue to implement industry-standard security measures, we cannot assure you that those measures will be sufficient.

Intellectual Property Risks

We may not be able to protect our intellectual property rights or technology effectively, which would allow competitors to duplicate or replicate our electronic trading platforms or any of our other current or future functionalities, products or services. This could adversely affect our ability to compete.

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

We may have legal or contractual rights that we could assert against illegal use of our intellectual property rights, but lawsuits claiming infringement or misappropriation are complex and expensive, and the outcome would not be certain. In addition, the laws of some countries in which we now or in the future provide our services may not protect software and intellectual property rights to the same extent as the laws of the United States. If our efforts to secure, protect and enforce our intellectual property rights are inadequate, or if any third party misappropriates, dilutes or infringes on our intellectual property, the value of our brand may be harmed, which could have a material adverse effect on our business.

Defending against intellectual property infringement or other claims could be expensive and disruptive to our business. If we are found to infringe the proprietary rights of others, we could be required to redesign our technology, pay royalties or enter into license agreements with third parties.

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

We cannot assure you that third parties will not assert infringement claims against us, as they have done in the past, with respect to our electronic trading platforms or any of our other current or future products or services or that any such assertion will not require us to cease providing such services or products, try to redesign our products or services, enter into royalty arrangements, if available, or engage in litigation that could be costly to us. Any of these events could have a material adverse effect on our business, financial condition and results of operations.

Risks Related to Possible Transactions or Investments

If we acquire or invest in other businesses, products or technologies, we may be unable to integrate them with our business, our financial performance may be impaired or we may not realize the anticipated financial and strategic goals for any such transactions.

From time to time, we may consider acquisitions, which may not be completed or, if completed, may not be as beneficial to us as expected. We have made acquisitions in the past, including the purchase of Xtrakter in 2013 and LiquidityEdge in 2019. We also may consider potential divestitures of businesses from time to time. We routinely evaluate potential acquisition and divestiture candidates and engage in discussions and negotiations regarding potential acquisitions and divestitures on an ongoing basis; however, even if we execute a definitive agreement, there can be no assurance that we will consummate the transaction within the anticipated closing timeframe, or at all. Moreover, there is significant competition for acquisition and expansion opportunities in the electronic financial services industry.

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

If we enter into strategic alliances, partnerships or joint ventures, we may not realize the anticipated strategic goals for any such transactions.

From time to time, we may enter into strategic alliances, partnerships or joint ventures as a means to accelerate our entry into new markets, provide new solutions or enhance our existing capabilities. Entering into strategic alliances, partnerships and joint ventures entails risks, including: (i) difficulties in developing or expanding the business of newly formed alliances, partnerships and joint ventures; (ii) exercising influence over the activities of joint ventures in which we do not have a controlling interest; (iii) potential conflicts with or among our partners; (iv) the possibility that our partners could take action without our approval or prevent us from taking action; and (v) the possibility that our partners become bankrupt or otherwise lack the financial resources to meet their obligations.

In addition, there may be a long negotiation period before we enter into a strategic alliance, partnership or joint venture or a long preparation period before we commence providing the intended product or solution and/or begin earning revenues pursuant to such arrangement. We typically incur significant business development expenses, and management’s attention may be diverted from the operation of our existing business, during the discussion and negotiation period with no guarantee of consummation of the proposed transaction. Even if we succeed in developing a strategic alliance, partnership or joint venture with a new partner, we may not be successful in maintaining the relationship, which may have a material adverse effect on our business, financial condition or results of operations.

We cannot assure you that we will be able to enter into strategic alliances, partnerships or joint ventures on terms that are favorable to us, or at all, or that any strategic alliance, partnership or joint ventures we have entered into or may enter into will be successful. In particular, these arrangements may not generate the expected number of new clients or increased trading volume or other benefits we seek. Unsuccessful strategic alliances, partnerships or joint ventures, or those that do not fully meet our expectations, could harm our reputation and have a material adverse effect on our business, financial condition and results of operations.

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

Determining the fair value of certain assets acquired and liabilities assumed requires judgement which requires management to use significant estimates and assumptions, including assumptions with respect to future cash flows, discount rates, growth rates and asset lives. Any future acquisition may result in goodwill and other intangible assets that are subject to impairment tests, which could result in future impairment charges.

Risks Related to Key Personnel and Employees

We are dependent on our management team, and the loss of any key member of this team may prevent us from implementing our business plan in a timely manner.

Our success depends largely upon the continued services of our executive officers and other key personnel, particularly Richard M. McVey, Chief Executive Officer and Chairman of our Board of Directors. The terms of Mr. McVey’s employment agreement with us do not require him to continue to work for us and allow him to terminate his employment at any time, subject to certain notice requirements and forfeiture of non-vested equity compensation awards. We do not maintain “key person” life insurance on any of our executive officers and other key personnel. Although we have invested in succession plans and we have short-term contingency plans in place, any loss or interruption of Mr. McVey’s services or that of one or more of our other executive officers or key personnel for any reason, as well as any negative market or industry perception arising from such loss or interruption, could result in our inability to manage our operations effectively and/or pursue our business strategy.

Because competition for our employees is intense, we may not be able to attract and retain the highly skilled employees we need to support our business.

We strive to provide high-quality services that will allow us to establish and maintain long-term relationships with our clients. Our ability to provide these services and maintain these relationships, as well as our ability to execute our business plan generally, depends in large part upon our employees. We must attract and retain highly qualified personnel. Competition for these personnel is intense, especially for software engineers with extensive experience in designing and developing software and internet-related services, product managers and senior sales executives.

The market for qualified personnel has become increasingly competitive as an increasing number of existing and new competitors focus on the electronic trading of fixed income products. Many of these competitive ventures are interested in hiring our experienced technology personnel and our qualified sales staff. Additionally, highly innovative technology firms may offer attractive employment opportunities to our technology personnel. Many of these firms have greater resources than we have and are able to offer more lucrative compensation packages. In addition, in making employment decisions, particularly in the internet, high-technology and financial services industries, job candidates often consider the total compensation package offered, including the value of the stock-based compensation they are to receive in connection with their employment. Significant volatility in the price of our common stock may adversely affect our ability to attract or retain key employees. We cannot assure you that we will be successful in our efforts to recruit and retain the required personnel. The failure to attract new personnel or to retain and motivate our current personnel may have a material adverse effect on our business, financial condition and results of operations.

Regulatory Risks

We operate in a highly regulated industry and we may face restrictions with respect to the way we conduct certain of our operations.

Our business is subject to increasingly extensive governmental and other regulations. These regulations are designed to protect public interests generally rather than the interests of our stockholders. The SEC, FINRA, the CFTC and other agencies extensively regulate the United States financial services industry, including most of our operations in the United States. Much of our international operations are subject to similar regulations in their respective jurisdictions, including regulations overseen by the FCA in the U.K., the AFM in the Netherlands, the Swiss Financial Market Supervisory Authority in Switzerland, the Monetary Authority of Singapore, the Hong Kong Securities and Futures Commission, the Investment Industry Regulatory Organization of Canada and provincial regulators in Canada, and the Securities and Exchange Commission and Central Bank in Brazil. In addition, Xtrakter is registered as an ARM and APA with the FCA and the AFM.

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

Certain of our regulated subsidiaries, including our registered broker-dealers and MTF, are subject to U.S. or foreign regulations which prohibit repayment of borrowings from us or our affiliates, paying cash dividends, making loans to us or our affiliates or otherwise entering into transactions that result in a significant reduction in regulatory net capital or financial resources, without prior notification to or approval from such subsidiary’s principal regulator. MarketAxess SEF Corporation is registered with the CFTC as a SEF and is required, among other things, to maintain sufficient financial resources to cover operating costs for at least one year.

Our ability to operate our platform in a jurisdiction is dependent on continued registration or authorization in that jurisdiction or the maintenance of a proper exemption from such registration or authorization. Our ability to comply with all applicable laws and rules is largely dependent on our compliance, credit approval, audit and reporting systems and procedures, as well as our ability to attract and retain qualified compliance, credit approval, audit and risk management personnel. Our systems and procedures may not be sufficiently effective to prevent a violation of all applicable rules and regulations. In addition, the growth and expansion of our business may create additional strain on our compliance systems, procedures and personnel and has resulted, and we expect will continue to result, in increased costs to maintain and improve these systems.

In addition, because our industry is heavily regulated, regulatory approval may be required in order to continue or expand our business activities and we may not be able to obtain the necessary regulatory approvals on a timely or cost-effective basis, or at all. Even if approvals are obtained, they may impose restrictions on our business or we may not be able to continue to comply with the terms of the approvals or applicable regulations. The implementation of unfavorable regulations or unfavorable interpretations of existing regulations by courts or regulatory bodies could require us to incur significant compliance costs or cause the development or continuation of business activities in affected markets to become impractical. For a further description of the regulations which may limit our activities, see “Item 1. Business—Government Regulation.”

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

Our business, and the business of many of our clients, is subject to extensive regulation. Governmental and regulatory authorities periodically review legislative and regulatory initiatives, and may promulgate new or revised, or adopt changes in the interpretation and enforcement of existing, rules and regulations at any time. Any such changes in laws, rules or regulations or in governmental policies could create additional regulatory exposure for our business, cause us to incur significant additional costs, require us to change or cease aspects of our business or restrict or limit our ability to grow our business, any of which could have a material adverse effect on our business, financial condition or results of operations. There have been in the past, and could be in the future, significant technological, operational and compliance costs associated with the obligations that derive from compliance with evolving laws, rules and regulations.

Changes in legislation and in the rules and regulations promulgated by domestic and foreign regulators, and how they are applied, often directly affect the method of operation and profitability of dealers and other financial services intermediaries, including our dealer clients, and could result in restrictions in the way we and our clients conduct business. For example, various rules promulgated since the financial crisis, including under the Dodd-Frank Act, could adversely affect our dealer clients’ ability to make markets in a variety of products, thereby negatively impacting the level of liquidity and pricing available on our trading platform. Our business and that of our clients could also be affected by the monetary policies adopted by the Federal Reserve and foreign central banking authorities, which may affect the credit quality of our clients or increase the cost for our clients to trade certain instruments on our trading platform. In addition, such changes in monetary policy may directly impact our cost of funds for financing and investment activities and may impact the value of the financial instruments we hold.

In addition, regulatory bodies in Europe have recently developed new rules and regulations targeted at the financial services industry, including MiFID II and MiFIR which were implemented in January 2018 and which introduced significant changes to the E.U. financial markets designed to facilitate more efficient markets and greater transparency for participants. MiFID II and MiFIR may have an adverse effect on our operations and our ability to offer our trading platforms in a manner that can successfully compete against other methods of trading. Additionally, most of the world’s major economies have introduced and continue to introduce regulations implementing Basel III, a global regulatory standard on bank capital adequacy, stress testing and market liquidity risk. The continued implementation of these and other bank capital standards could restrict the ability of our large bank and dealer customers to raise additional capital or use existing capital for trading purposes, which might cause them to trade less on our trading platforms and diminish transaction velocity. In addition, as regulations are introduced which affect our prudential obligations, the regulatory capital requirements imposed on certain of our subsidiaries may change.

We believe that it remains premature to know conclusively how specific aspects of the regulatory developments described above may directly affect our business. We cannot predict whether additional changes to the laws, rules and regulations that govern our business and operations, including changes to their interpretation, implementation or enforcement, will occur in the future or the extent to which any such changes will impact our business and operations. In addition, we cannot predict how current proposals that have not yet been finalized and/or that remain subject to ongoing debate will be implemented or in what form. We believe that uncertainty and potential delays around the final form of such new laws, rules and regulations may negatively impact our clients and trading volumes in certain markets in which we transact. Additionally, unintended consequences of such new laws, rules and regulations may adversely affect our industry, our clients and us in ways yet to be determined. Any such legal and regulatory changes could affect us in substantial and unpredictable ways, and could have a material adverse effect on our business, financial condition and results of operations.

Our actual or perceived failure to comply with privacy, data protection and information security laws, regulations, and obligations could harm our business.

Certain types of information we collect, compile, store, use, transfer and/or publish are subject to numerous federal, state, local, and foreign laws and regulations regarding privacy, data protection and information security. These laws and regulations govern the storing, sharing, use, processing, transfer, disclosure and protection of personal information and other content. The scope of these laws and regulations are changing, subject to differing interpretations, may be inconsistent among countries or conflict with other rules. We are also subject to the terms of our privacy policies and obligations to third parties related to applicable privacy, data protection, and information security.

The regulatory framework for privacy and data protection worldwide is uncertain, and is likely to remain uncertain for the foreseeable future, and we expect that there will continue to be new laws, regulations and industry standards concerning privacy, data protection, and information security proposed and enacted in the various jurisdictions in which we operate. For example, European legislators adopted the General Data Protection Regulations (“GDPR”) that became effective in May 2018. The GDPR imposes more stringent E.U. data protection requirements and provides for greater penalties for noncompliance. Further, Brexit has created uncertainty with regard to the regulation of data protection in the U.K. In particular, it is unclear whether the U.K. will enact data protection laws or regulations designed to be consistent with the GDPR and how data transfers to and from the U.K. will be regulated.

Our efforts to comply with privacy, data protection and information security laws and regulations could entail substantial expenses, may divert resources from other initiatives and could impact our ability to provide certain solutions. Additionally, if our third-party providers violate any of these laws or regulations, such violations may also put our operations at risk. Any failure or perceived failure by us to comply with any of our obligations relating to privacy, data protection or information security may result in governmental investigations or enforcement actions, litigation, claims or negative publicity and could result in significant liability, increased costs or cause our clients to lose trust in us, which could have an adverse effect on our reputation and business.

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

Many aspects of our business, and the businesses of our clients, involve substantial risks of liability. Dissatisfied clients have in the past, and may in the future, make claims against us regarding quality of trade execution, improperly settled trades, resolution of trade error claims, system failures, failure to protect their confidential or personal information, mismanagement or even fraud. We may become subject to these claims as the result of delays, failures or malfunctions of our electronic trading platform and the services provided by us. We could incur significant legal expenses defending claims, even those without merit. An adverse resolution of any lawsuits or claims against us could have a material adverse effect on our business, financial condition and results of operations.

Risks Related to Growing our U.S. and International Operations

We may face increasing economic and regulatory challenges in our growing international operations that we may not be able to meet in the future.

We operate electronic trading platforms in Europe, Latin America and Asia and we may further expand our operations throughout these and other regions. We have invested significant resources in our foreign operations and the increasing globalization of our platform and services. However, there are certain risks inherent in doing business in international markets, particularly in the financial services industry, which is heavily regulated in many jurisdictions. These risks include:

•

difficulty in obtaining the necessary regulatory approvals for planned expansion, if at all, and the possibility that any approvals that are obtained may impose restrictions on the operation of our business;

•	the inability to manage and coordinate the various regulatory requirements of multiple jurisdictions that are constantly evolving and subject to unexpected change;
•	difficulties in staffing and managing foreign operations;
•	less developed technological infrastructures and generally higher costs, which could result in lower client acceptance of our services or clients having difficulty accessing our trading platforms;
•	fluctuations in exchange rates;
•	reduced or no protection for intellectual property rights;
•	seasonal reductions in business activity; and
•	potentially adverse tax consequences.

Our international operations are also subject to the legal, economic and market risks associated with geopolitical uncertainties in other regions of the world, including but not limited to the risk of war, inter and intra national conflict, economic crises and terrorism.

In addition, we must comply with the laws, regulations and registration rules of foreign governments and regulatory bodies for each country in which we conduct business. For example, MiFID II and MiFIR were implemented by regulatory bodies in Europe in January 2018. We cannot predict the full extent to which any of these new regulations or future regulatory changes may impact our European business and operations, but they may cause us to expend significantly more compliance, business and technology resources, incur additional operational costs and create additional regulatory exposure.

Brexit could lead to further legal uncertainty and potentially divergent national laws and regulations as the U.K. determines which E.U. laws to replace or replicate. Our compliance with these changing laws and regulations may be costly and time-consuming and may have a material adverse effect on our clients’ trading activities on our platform. We cannot predict what future actions the regulatory bodies that supervise our business might take, or the impact that any such actions may have on our business.

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

We conduct operations in several different countries outside the U.S., most notably the U.K., and substantial portions of our revenues, expenses, assets and liabilities are denominated in non-U.S. dollar currencies. Since our consolidated financial statements are presented in U.S. dollars, we must translate revenues, income and expenses, as well as assets and liabilities, into U.S. dollars at exchange rates in effect during or at the end of each reporting period. Accordingly, increases or decreases in the value of the U.S. dollar against the other currencies will affect our net operating revenues, operating income and the value of balance sheet items denominated in foreign currencies.

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

All or part of any debt financing could be pursuant to the terms of our credit agreement with JPMorgan Chase & Co., which includes restrictive covenants with respect to dividends, issuances of additional capital and other financial and operational matters related to our business. For a detailed discussion of the risks associated with our credit agreement, see the Risk Factor captioned “Our credit agreement contains restrictive and financial covenants that could limit our operating flexibility, and we may incur additional debt in the future that may include similar or additional restrictions.”

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

We are party to a credit agreement with JPMorgan Chase & Co. that provides for revolving loans and letters of credit up to an aggregate of $100.0 million. Subject to the satisfaction of certain specified conditions, we are permitted to upsize the borrowing capacity of the credit agreement by an additional $50.0 million. Our credit agreement contains certain covenants that, among other things, may restrict our ability to take certain actions, even if we believe them to be in our best interests. These covenants may restrict or prohibit, among other things, our ability to:

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

We are also required by our credit agreement to maintain a maximum consolidated leverage ratio, a minimum net regulatory capital balance for certain subsidiaries and a minimum consolidated adjusted earnings before interest, taxes, depreciation, and amortization (“EBITDA”) level. We cannot assure you that we will be able to meet these requirements or satisfy these covenants in the future. A breach of any of these covenants or the inability to comply with the required financial covenants could result in an event of default under the credit agreement. If any such event of default occurs, the lender under the credit agreement could elect to declare all amounts outstanding and accrued and unpaid interest under the credit agreement to be immediately due and payable, and could foreclose on the assets securing the credit agreement. The lender would also have the right in these circumstances to terminate any commitments it has to provide further credit extensions. We may incur other indebtedness in the future that may contain financial or other covenants more restrictive than those applicable to the credit agreement.

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

Provisions of Delaware law may also inhibit potential acquisition bids for us or prevent us from engaging in business combinations. In addition, certain of our executives have severance agreements that could require an acquirer to pay a higher price. Either collectively or individually, these provisions may prevent holders of our common stock from benefiting from what they may believe are the positive aspects of acquisitions and takeovers, including the potential realization of a higher rate of return on their investment from these types of transactions.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Our corporate headquarters and principal U.S. office is located at 55 Hudson Yards in New York, New York, where we lease approximately 83,000 square feet under a lease expiring in August 2034. We also collectively lease approximately 40,000 square feet for our other office locations in the U.S., United Kingdom, Brazil, the Netherlands, Hong Kong and Singapore under various leases expiring between January 2020 and January 2027.

Item 3. Legal Proceedings.

In the normal course of business, we and our subsidiaries included in the consolidated financial statements may be involved in various lawsuits, proceedings and regulatory examinations. We assess liabilities and contingencies in connection with outstanding legal proceedings, if any, utilizing the latest information available. Based on currently available information, the outcome of our outstanding matters is not expected to have a material adverse impact on our financial position. It is not presently possible to determine our ultimate exposure to these matters and there is no assurance that the resolution of the outstanding matters will not significantly exceed any reserves accrued by us. See Note 14 to the Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K for a discussion of our commitments and contingencies.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock trades on the NASDAQ Global Select Market under the symbol “MKTX”.

On February 12, 2020, the last reported closing price of our common stock on the NASDAQ Global Select Market was $335.50.

Holders

There were 32 holders of record of our common stock as of February 12, 2020.

Recent Sales of Unregistered Securities

None.

Securities Authorized for Issuance Under Equity Compensation Plans

Please see the section entitled “Equity Compensation Plan Information” in Item 12.

Issuer Purchases of Equity Securities

During the three months ended December 31, 2019, we repurchased the following shares of common stock:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans and Programs
				(In thousands)
October 1, 2019 - October 31, 2019	28,483	$362.31	5,700	$91,780
November 1, 2019 - November 30, 2019	5,002	373.60	5,000	89,912
December 1, 2019 - December 31, 2019	5,396	382.29	5,200	87,928
	38,881	$366.53	15,900

During the three months ended December 31, 2019, we repurchased 38,881 shares of common stock. The repurchases included 15,900 shares repurchased in connection with our share repurchase program and 22,981 shares surrendered by employees to us to satisfy the withholding tax obligations upon the exercise of stock options and vesting of restricted shares or stock units.

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

STOCK PERFORMANCE GRAPH

The following graph shows a comparison from December 31, 2014 through December 31, 2019 of the cumulative total return for (i) our common stock, (ii) the NASDAQ Composite Index and (iii) the S&P 500 Index. The performance graph and related information shall not be deemed “soliciting material” or to be “filed” with the SEC, nor shall such information be incorporated by reference into any future filing under the Securities Act or the Exchange Act, except to the extent that we specifically incorporate it by reference into such filing.

The figures in this graph assume an initial investment of $100 in our common stock and in each index on December 31, 2014, and that all dividends were reinvested. The returns illustrated below are based on historical results during the period indicated and should not be considered indicative of future stockholder returns.

Item 6. Selected Financial Data.

The selected statements of operations data for each of the years ended December 31, 2019, 2018 and 2017 and the selected balance sheet data as of December 31, 2019 and 2018 have been derived from our audited financial statements included elsewhere in this Annual Report on Form 10-K. The selected statements of operations data for the years ended December 31, 2016 and 2015, and the balance sheet data as of December 31, 2017, 2016 and 2015 have been derived from our audited financial statements not included in this Annual Report on Form 10-K.

	Year Ended December 31,
	2019	2018	2017	2016	2015
	(In thousands, except per share amounts)
Statements of Operations Data:
Revenues
Commissions (1)	$463,856	$390,834	$355,282	$332,307	$266,221
Information services (2)	30,730	28,227	25,806	23,269	22,585
Post-trade services (3)	15,763	15,346	11,090	10,812	11,648
Other (4)	1,003	1,158	1,244	1,342	1,739
Total revenues	511,352	435,565	393,422	367,730	302,193

Expenses
Employee compensation and benefits	131,079	109,117	102,313	96,625	83,856
Depreciation and amortization	26,857	23,080	19,274	17,838	18,542
Technology and communications	26,792	23,866	20,048	17,275	15,916
Professional and consulting fees	25,534	21,521	19,367	17,175	13,043
Occupancy	11,639	14,176	6,125	4,681	4,685
Marketing and advertising	11,559	12,114	9,762	8,934	6,148
Clearing costs (5)	11,314	7,754	5,797	6,060	3,313
General and administrative	15,696	11,353	11,121	9,157	9,261
Total expenses	260,470	222,981	193,807	177,745	154,764
Operating income	250,882	212,584	199,615	189,985	147,429
Other income (expense)
Investment income	8,063	6,112	3,619	2,137	905
Other, net (6)	(1,521)	(610)	(1,466)	(520)	(434)
Total other income	6,542	5,502	2,153	1,617	471
Income before income taxes	257,424	218,086	201,768	191,602	147,900
Provision for income taxes	52,522	45,234	53,679	65,430	51,863
Net income	$204,902	$172,852	$148,089	$126,172	$96,037

Net income per common share
Basic	$5.53	$4.68	$4.02	$3.42	$2.62
Diluted	$5.40	$4.57	$3.89	$3.34	$2.55

Cash dividends declared per common share	$2.04	$1.68	$1.32	$1.04	$0.80

Weighted average number of shares of common stock outstanding:
Basic	37,083	36,958	36,864	36,844	36,690
Diluted	37,956	37,855	38,038	37,738	37,637

	As of December 31,
	2019	2018	2017	2016	2015
Balance Sheet Data:	(In thousands)
Cash, cash equivalents and investments	$500,601	$486,427	$406,535	$362,647	$284,434
Working capital (7)	502,410	477,632	410,248	363,787	283,383
Total assets	954,930	695,539	581,232	528,042	439,041

(1)	Commissions include monthly distribution fees and trading commissions.
(2)

Information services revenues include data licensed to our broker-dealer clients, institutional investor clients and data-only subscribers, as well as professional consulting services, technology software licenses and maintenance and support services.

(3)	Post-trade services revenues include revenue from regulatory transaction reporting, trade publication and trade matching services.
(4)	Other revenues consist primarily of telecommunications line charges to broker-dealer clients.
(5)	Clearing costs consist of fees charged by third-party clearing brokers for the clearing and settlement of matched principal trades.
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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with “Selected Financial Data” and our consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K. In addition to historical information, this discussion and analysis contains forward-looking statements relating to future events and the future performance of MarketAxess that are based on our current expectations, assumptions, estimates and projections about us and our industry. These forward-looking statements involve risks and uncertainties. Our actual results and timing of various events could differ materially from those anticipated in such forward-looking statements as a result of a variety of factors, as more fully described in this section, in “Item 1A. Risk Factors”, in “Cautionary Note Regarding Forward Looking Statements” and elsewhere in this Annual Report on Form 10-K. Except as may be required by applicable law, we undertake no obligation to update publicly any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.

The following discussion includes a comparison of our Financial Results, Cash Flow Comparisons and Liquidity and Capital Resources for the years ended December 31, 2019 and 2018, respectively. A discussion of changes in our Financial Results and Cash Flow Comparisons from the year ended December 31, 2017 to December 31, 2018 has been omitted from this form 10-K, but may be found in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” of Part II of our Annual Report on Form 10-K for the year ended December 31, 2018.

Executive Overview

MarketAxess operates leading electronic trading platforms delivering expanded liquidity opportunities, improved execution quality and significant cost savings across global fixed-income markets. Over 1,700 institutional investor and broker-dealer firms are active users of our patented trading technology, accessing global liquidity on our platforms in U.S. investment-grade bonds, U.S. high-yield bonds, U.S. Treasuries, emerging market debt, Eurobonds and other fixed income securities. Through our Open Trading protocols, we execute bond trades between and among institutional investor and broker-dealer clients in the leading all-to-all anonymous trading environment for corporate bonds. We also offer a number of trading-related products and services, including: Composite+TM pricing and other market data products to assist clients with trading decisions; auto-execution and other execution services for clients requiring specialized workflow solutions; connectivity solutions that facilitate straight-through processing; and technology services to optimize trading environments. In addition, we provide a range of pre- and post-trade services, including trade matching, trade publication, regulatory transaction reporting and market and reference data across a range of fixed-income and other products.

Our platforms’ innovative technology solutions are designed to increase the number of potential trading counterparties and create a menu of solutions to address different trade sizes and bond liquidity characteristics. Our traditional RFQ model allows our institutional investor clients to simultaneously request competing, executable bids or offers from our broker-dealer clients and execute trades with the broker-dealer of their choice from among those that choose to respond. Our Open Trading protocols complement our request-for-quote model by increasing the number of potential counterparties and improving liquidity by allowing all participants to interact anonymously in an all-to-all trading environment. Clients can use our auto-execution technology with both our traditional RFQ and Open Trading protocols, thereby using rules-based execution to connect to diverse sources of liquidity while reducing trading inefficiencies and human errors. Leveraging the benefits of our Open Trading marketplace, we recently launched Live Markets, an order book that will create a single view of two-way, actionable prices for the most active bonds, including newly issued debt, benchmark issues and news-driven securities. We expect that Open Trading participants will improve their trading capacity through the Live Markets order book, by more efficiently trading liquid names in larger size and accessing integrated real-time market data, such as Composite+.

We derive revenue from commissions for trades executed on our platform, information services, post-trade services and other revenues. Our expenses consist of employee compensation and benefits, depreciation and amortization, technology and communication expenses, professional and consulting fees, occupancy, marketing and advertising, clearing costs and other general and administrative expenses.

Our objective is to provide the leading global electronic trading platforms for fixed-income securities, connecting broker-dealers and institutional investors more easily and efficiently, while offering a broad array of trading information and technology services to market participants across the trading cycle. The key elements of our strategy are:

•	to use our broad network of over 1,700 active institutional investor and broker-dealer participants to drive more clients to our platforms;
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

Our results of operations are impacted by a number of factors, including market conditions and the overall level of market volumes in our core products. In 2019, estimated U.S. high-grade and U.S. high-yield market volume, as reported by Financial Industry Regulatory Authority’s (“FINRA”) Trade Reporting and Compliance Engine (“TRACE”), increased 8.1% and 10.4%, respectively, compared to 2018. Historically, market conditions are typically more constructive for electronic trading and the growth of our market share when there is lower new issuance activity, increased volatility, widening credit spreads and increased investment fund flow movement, among other factors. In 2019, aggregate U.S high-grade and U.S. high-yield new issue activity was approximately 5.8% higher than 2018. In addition, whereas credit spreads and credit spread volatility generally widened during 2018, both volatility and spreads tightened throughout 2019. The decline in U.S. Treasury yields, tightening of credit spreads and increase in average years-to-maturity led to longer duration on U.S. high-grade bonds traded on our platform and an increase in U.S. high-grade fee capture compared to 2018.

Competitive Landscape

The global fixed-income securities industry generally, and the electronic financial services markets in which we operate in particular, are highly competitive, and we expect competition to intensify in the future. We primarily compete with other electronic trading platforms and trading business conducted directly between broker-dealers and their institutional investor clients over the telephone, e-mail or instant messaging. Competitors, including companies in which some of our broker-dealer clients have invested, have developed or acquired electronic trading platforms or have announced their intention to explore the development of electronic platforms or information networks that may compete with us.

In general, we compete on the basis of a number of key factors, including, among others, the liquidity provided on our platform, the magnitude and frequency of price improvement enabled by our platform, total transaction costs, the quality and speed of execution and our platforms’ features and trading functionalities. We believe that our ability to grow volumes and revenues will largely depend on our performance with respect to these factors.

Our competitive position is also enhanced by the familiarity and integration of our broker-dealer and institutional investor clients with our electronic trading platform and other systems. We have focused on the unique aspects of the credit markets we serve in the development of our platform, working closely with our clients to provide a system that is suited to their needs.

Regulatory Environment

Our business is subject to extensive regulations in the United States and internationally, which may expose us to significant regulatory risk and cause additional legal costs to ensure compliance. See “Business — Government Regulation.” The existing legal framework that governs the financial markets is periodically reviewed and amended, resulting in enforcement of new laws and regulations that apply to our business. The current regulatory environment in the United States may be subject to future legislative changes driven by the current presidential administration as it largely pursues policies of financial deregulaton. In 2017, the SEC established a Fixed Income Market Structure Advisory Committee in order to provide the SEC with diverse perspectives on the structure and operations of the U.S. fixed-income markets, as well as advice and recommendations on matters related to fixed-income market structure. The impact of any reform efforts on us and our operations remains uncertain.

In addition, the U.K. ceased to be a member of the E.U. on January 31, 2020 (commonly referred to as “Brexit”), triggering a period during which the U.K. will continue to observe applicable E.U. regulations through December 31, 2020 or any later extension date (the “Transition Period”). In preparation for Brexit, we obtained AFM authorizations for our subsidiaries in the Netherlands in 2019 and, during the Transition Period, we are able to provide regulated services to our European clients in reliance on the cross-border services passport held by our Dutch subsidiaries. Brexit is expected to lead to legal uncertainty and potentially divergent national laws and regulations as the U.K. determines which E.U. laws to replace or replicate, which may impact our ability to comply with the extensive government regulation to which we are subject. In addition, the cost and complexity of operating across increasingly divergent regulatory regimes could increase following Brexit.

Compliance with regulations may require us to dedicate additional financial and operational resources, which may adversely affect our profitability. However, we believe new regulations may also increase demand for our platforms and we believe we are well positioned to benefit from those regulatory changes that cause market participants to seek electronic platforms that meet the various regulatory requirements and help them comply with their regulatory obligations.

Technology Environment

We must continue to enhance and improve our electronic trading platform. The electronic financial services industry is characterized by increasingly complex systems and infrastructures and new business models. Our future success will depend on our ability to enhance our existing products and services, develop and/or license new products and technologies that address the increasingly sophisticated and varied needs of our existing and prospective broker-dealer and institutional investor clients and respond to technological advances and emerging industry standards and practices on a cost-effective and timely basis. We plan to continue to focus on technology infrastructure initiatives and continually improve our platforms to further enhance our leading market position. We expect that our transition to agile software development processes will help us continue to be a market leader in developing the technology solutions for our clients’ trading needs.

We experience cyber-threats and attempted security breaches. Cyber security incidents could impact revenue and operating income and increase costs. We therefore continue to make investments, which may result in increased costs, to strengthen our cybersecurity measures. See also Item 1A. Risk Factors, “Cybersecurity Risks”.

Trends in Our Business

The majority of our revenue is derived from commissions for transactions executed on our platforms between and among our institutional investor and broker-dealer clients and monthly distribution fees. We believe that there are five key variables that impact the notional value of such transactions on our platforms and the amount of commissions and distribution fees earned by us:

•	the number of participants on our platforms and their willingness to originate transactions through the platforms;
•	the frequency and competitiveness of the price responses by participants on our platforms;
•	the number of markets that are available for our clients to trade on our platforms;
•	the overall level of activity in these markets; and
•	the level of commissions that we collect for trades executed through the platforms.

We believe that overall corporate bond market trading volume is affected by various factors including the absolute levels of interest rates, the direction of interest rate movements, the level of new issues of corporate bonds and the volatility of corporate bond spreads versus U.S. Treasury securities. Because a significant percentage of our revenue is tied directly to the volume of securities traded on our platforms, it is likely that a general decline in trading volumes, regardless of the cause of such decline, would reduce our revenues and have a significant negative impact on profitability.

Commission Revenue

Commissions are generally calculated as a percentage of the notional dollar volume of bonds traded on our platforms and vary based on the type, size, yield and maturity of the bond traded. Under our disclosed trading transaction fee plans, bonds that are more actively traded or that have shorter maturities are generally charged lower commissions, while bonds that are less actively traded or that have longer maturities generally command higher commissions.

For Open Trading trades that we execute between and among institutional investor and broker-dealer clients on a matched principal basis by serving as counterparty to both the buyer and the seller, we earn our commission through the difference in price between the two trades. For U.S. Treasury matched principal trades, commissions are invoiced and recorded on a monthly basis.

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

Other Credit Commissions. Other credit includes Eurobonds, emerging markets bonds, high-yield bonds, municipal bonds and leveraged loans. Commissions for other credit products generally vary based on the type of the instrument traded using standard fee schedules. Our high-yield fee plan structure is similar to our U.S. high-grade fee plans. Certain dealers participate in a high-yield fee plan that incorporates a variable transaction fee and fixed distribution fee, while other dealers participate in a plan that does not contain monthly distribution fees and instead incorporates additional per transaction execution fees and minimum monthly fee commitments. The average other credit fees per million may vary in the future due to changes in product mix or trading protocols.

Rates Commissions. Rates includes U.S. Treasury, U.S. agency, European government bonds and credit derivatives. Commissions for rates products generally vary based on the type of the instrument traded. U.S. Treasury fee plans are typically volume tiered and can vary based on the trading protocol. The average rates fee per million may vary in the future due to changes in product mix or trading protocols.

We anticipate that average fees per million may change in the future. Consequently, past trends in commissions are not necessarily indicative of future commissions.

Information Services

We generate revenue from data licensed to our broker-dealer clients, institutional investor clients and data-only subscribers; professional and consulting services; technology software licenses; and maintenance and support services. These revenues are either for subscription-based services transferred over time, and may be net of volume-based discounts, or one-time services. Revenues for services transferred over time are recognized ratably over the contract period while revenues for services transferred at a point in time are recognized in the period the services are provided. Customers are generally billed monthly, quarterly, or annually; revenues billed in advance are deferred and recognized ratably over the contract period.

Post-trade Services

We generate revenue from regulatory transaction reporting, trade publication and trade matching services. Customers are generally billed monthly in arrears and revenue is recognized in the period that the transactions are processed. Revenues billed in advance are deferred and recognized ratably over the contract period. We also generate one-time implementation fees for onboarding clients which are invoiced and recognized in the period the implementation is complete.

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

Depreciation and Amortization. We depreciate our computer hardware and related software, office hardware and furniture and fixtures and amortize our capitalized software development costs on a straight-line basis over three to seven years. We amortize leasehold improvements on a straight-line basis over the lesser of the life of the improvement or the remaining term of the lease. Intangible assets with definite lives, including purchased technologies, customer relationships and other intangible assets, are amortized over their estimated useful lives, which range from one to 15 years, using either a straight-line or accelerated amortization method based on the pattern of economic benefit that we expect to realize from such assets. Intangible assets are assessed for impairment when events or circumstances indicate a possible impairment.

Technology and Communications. Technology and communications expense consists primarily of costs relating to maintenance on software and hardware, our internal network connections, data center hosting costs and data feeds provided by outside vendors or service providers. The majority of our broker-dealer clients have dedicated high-speed communication lines to our network in order to provide fast data transfer. We charge certain broker-dealer clients a monthly fee for these connections, which is recovered against the relevant expenses we incur.

Professional and Consulting Fees. Professional and consulting fees consist primarily of accounting fees, legal fees and fees paid to information technology and other consultants for services provided for the maintenance of our trading platform, information services and post-trade services.

Occupancy. Occupancy costs consist primarily of office and equipment rent, utilities and commercial rent tax.

Marketing and Advertising. Marketing and advertising expense consists primarily of print and other advertising expenses we incur to promote our products and services. This expense also includes costs associated with attending or exhibiting at industry-sponsored seminars, conferences and conventions, and travel and entertainment expenses incurred by our sales force to promote our trading platforms, information services and post-trade services.

Clearing Costs. Clearing costs consist of fees that we are charged by third-party clearing brokers for the clearing and settlement of matched principal trades.

General and Administrative. General and administrative expense consists primarily of general travel and entertainment, board of directors’ expenses, charitable contributions, employee training and professional development, provision for doubtful accounts and various state franchise and U.K. value-added taxes.

Expenses may grow in the future, notably in employee compensation and benefits as we increase headcount to support investment in new products and geographic expansion, depreciation and amortization due to increased investment in new products and enhancements to our trading platforms, and technology and communication costs. Expenses may also grow due to acquisitions, including the LiquidityEdge acquisition, which closed on November 1, 2019.

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

Critical Accounting Policies and Estimates

This Management’s Discussion and Analysis of Financial Condition and Results of Operations discusses our Consolidated Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the United States, also referred to as U.S. GAAP. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the reported amounts of income and expenses during the reporting periods. We base our estimates and judgments on historical experience and on various other factors that we believe are reasonable under the circumstances. Actual results may differ from these estimates under varying assumptions or conditions. Note 2 of the Notes to our Consolidated Financial Statements includes a summary of the significant accounting policies and methods used in the preparation of our Consolidated Financial Statements. There were no significant changes to our critical accounting policies and estimates during the year ended December 31, 2019, as compared to those we disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2018.

Recent Accounting Pronouncements

See Note 2 to the Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K for a discussion of recent accounting pronouncements, including but not limited to the Company’s adoption of the new U.S. GAAP leasing standard (ASC 842) on a modified retrospective basis effective January 1, 2019 and the cloud computing arrangements standard on a prospective basis effective July 1, 2019.

Segment Results

We operate electronic platforms for the trading of fixed-income securities and provide related data, analytics, compliance tools and post-trade services. We consider our operations to constitute a single business segment because of the highly integrated nature of these product and services, the financial markets in which we compete and our worldwide business activities. We believe that results by geographic region or client sector are not necessarily meaningful in understanding our business. See Note 15 to the Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K for certain geographic information about our business required by U.S. GAAP.

Results of Operations

Year Ended December 31, 2019 Compared to Year Ended December 31, 2018

On November 1, 2019, we completed our acquisition of LiquidityEdge which enabled us to expand our trading capabilities to include U.S. Treasuries. For additional information regarding this acquisition, see Note 5 to the Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.

The following table summarizes our financial results, which includes LiquidityEdge related revenue and expenses of $2.5 million and $3.8 million, respectively, recognized during 2019:

	Year Ended December 31,
	2019	2018	$ Change	% Change
	($ in thousands, except per share amounts)
Revenues	$511,352	$435,565	$75,787	17.4%
Expenses	260,470	222,981	37,489	16.8
Operating income	250,882	212,584	38,298	18.0
Other income	6,542	5,502	1,040	18.9
Income before income taxes	257,424	218,086	39,338	18.0
Provision for income taxes	52,522	45,234	7,288	16.1
Net income	$204,902	$172,852	$32,050	18.5%

Net income per common share - Diluted	$5.40	$4.57	$0.83	18.2%

A 3.9% change in the average foreign currency exchange rate of the British pound sterling compared to the U.S. Dollar during 2019 had the effect of decreasing revenues and expenses by $2.8 million and $2.9 million, respectively, for the year ended December 31, 2019.

Revenues

Our revenues for the years ended December 31, 2019 and 2018, and the resulting dollar and percentage changes, were as follows:

	Year Ended December 31,
	2019		2018
	($ in thousands)
	$	% of Revenues	$	% of Revenues	$ Change	% Change
Commissions	$463,856	90.7%	$390,834	89.7%	$73,022	18.7%
Information services	30,730	6.0	28,227	6.5	2,503	8.9
Post-trade services	15,763	3.1	15,346	3.5	417	2.7
Other	1,003	0.2	1,158	0.3	(155)	(13.4)
Total revenues	$511,352	100.0%	$435,565	100.0%	$75,787	17.4%

Commissions

Our commission revenues for the years ended December 31, 2019 and 2018, and the resulting dollar and percentage changes, were as follows:

	Year Ended December 31,
	2019	2018	$ Change	% Change
	($ in thousands)
Variable transaction fees
U.S. high-grade	$173,944	$144,642	$29,302	20.3%
Other credit	188,514	147,148	41,366	28.1
Total credit	362,458	291,790	70,668	24.2
Rates	4,722	2,146	2,576	120.0
Total variable transaction fees	367,180	293,936	73,244	24.9
Distribution fees
U.S. high-grade	71,885	72,135	(250)	(0.3)
Other credit	24,347	24,077	270	1.1
Total credit	96,232	96,212	20	0.0
Rates	444	686	(242)	(35.3)
Total distribution fees	96,676	96,898	(222)	(0.2)
Total commissions	$463,856	$390,834	$73,022	18.7%

U.S. high-grade variable transaction fees increased $29.3 million due to a 14.0% increase in trading volume and a 5.5% increase in the variable transaction fee per million. Other credit variable transaction fees increased $41.4 million due to a 33.1% increase in trading volume offset by a 3.8% decrease in the variable transaction fee per million. Open trading volume increased by 44.2% and represented 21.1% and 16.9% of credit commission revenue for the years ended December 31, 2019 and 2018, respectively. The 120.0% increase in variable transaction fees for rates was attributable to the inclusion of U.S. Treasuries trading volume and commissions subsequent to the November 1, 2019 acquisition of LiquidityEdge.

Our trading volume for each of the years presented was as follows:

	Year Ended December 31,
	2019	2018	$ Change	% Change
	($ in millions)
Trading Volume Data
U.S. high-grade - fixed rate	$992,844	$867,518	$125,326	14.4%
U.S. high-grade - floating rate	64,980	60,654	4,326	7.1
Total U.S. high-grade	1,057,824	928,172	129,652	14.0
Other credit	974,494	731,888	242,606	33.1
Total credit	2,032,318	1,660,060	372,258	22.4

Rates	659,548	53,479	606,069	N/M

Number of U.S. Trading Days	250	249
Number of U.K. Trading Days	253	253

For volume reporting purposes, transactions in foreign currencies are converted to U.S. dollars at average monthly rates. The 14.0% increase in our U.S. high-grade volume was principally due to an increase in estimated overall market volume coupled with growth in our estimated market share. Our estimated market share of total U.S. high-grade corporate bond volume increased to 19.0% for the year ended December 31, 2019 from 18.1% for the year ended December 31, 2018. Estimated U.S. high-grade TRACE volume increased by 8.1% to $5.6 trillion for the year ended December 31, 2019 from $5.1 trillion for the year ended December 31, 2018.

Other credit volumes increased by 33.1% for the year ended December 31, 2019 compared to the year ended December 31, 2018, primarily due to increases of 48.4% in Eurobond volume, 29.4% in emerging markets bond volume and 28.7% in high-yield bond volume. Our estimated market share of U.S. high-yield TRACE volume increased to 10.4% for the year ended December 31, 2019 from 8.9% for the year ended December 31, 2018.

The significant increase in rates volume was attributable to the inclusion of U.S. Treasuries trading volumes subsequent to the November 1, 2019 acquisition of LiquidityEdge.

Our average variable transaction fee per million for the years ended December 31, 2019 and 2018 was as follows:

	Year Ended December 31,
	2019	2018
Average Variable Transaction fee per million
U.S. high-grade - fixed rate	$171.06	$160.63
U.S. high-grade - floating rate	63.15	87.22
Total U.S. high-grade	164.44	155.84
Other credit	193.45	201.05
Total credit	178.35	175.77

Rates	7.16	40.13

Total U.S. high-grade average variable transaction fee per million increased to $164 per million for the year ended December 31, 2019 from $156 per million for the year ended December 31, 2018, mainly due to an increase in the duration of bonds traded on the platforms. Other credit average variable transaction fee per million decreased to $193 per million for the year ended December 31, 2019 from $201 million for the year ended December 31, 2018, mainly due to a larger percentage of trading volume in Eurobonds that command lower fees per million. The significant decrease in the average variable transaction fee per million for rates products was primarily attributable to the inclusion of U.S. Treasuries trading volumes that command lower fees per million. We expect rates variable transaction fee per million to decline in 2020 upon reflecting a full period of activity for U.S. Treasuries trading volume.

Information Services. Information services revenue increased $2.5 million for the year ended December 31, 2019. The increase is attributable to revenue from new data contracts of $3.2 million offset by the unfavorable impact of the stronger U.S. dollar of $0.7 million.

Post-Trade Services. Post-trade services revenue increased $0.4 million for the year ended December 31, 2019 principally due to an increase of $1.4 million in regulatory transaction reporting services revenue, offset by the unfavorable impact of the stronger U.S. dollar of $0.7 million. Our transaction reporting business processed 1.2 billion transactions for the year ended December 31, 2019 compared to 0.9 billion for the year ended December 31, 2018.

Other. Other revenue was $1.0 million and $1.2 million for the years ended December 31, 2019 and 2018, respectively.

Expenses

Our expenses for the years ended December 31, 2019 and 2018, and the resulting dollar and percentage changes, were as follows:

	Year Ended December 31,
	2019		2018
	($ in thousands)
	$	% of Revenues	$	% of Revenues	$ Change	% Change
Expenses
Employee compensation and benefits	$131,079	25.6%	$109,117	25.1%	$21,962	20.1%
Depreciation and amortization	26,857	5.3	23,080	5.3	3,777	16.4
Technology and communications	26,792	5.2	23,866	5.5	2,926	12.3
Professional and consulting fees	25,534	5.0	21,521	4.9	4,013	18.6
Occupancy	11,639	2.3	14,176	3.3	(2,537)	(17.9)
Marketing and advertising	11,559	2.3	12,114	2.8	(555)	(4.6)
Clearing costs	11,314	2.2	7,754	1.8	3,560	45.9
General and administrative	15,696	3.1	11,353	2.6	4,343	38.3
Total expenses	$260,470	50.9%	$222,981	51.2%	$37,489	16.8%

Employee compensation and benefits increased by $22.0 million primarily due increases in salaries, taxes and benefits on higher employee headcount of $10.3 million, stock-based compensation of $9.5 million resulting from higher employee equity awards granted in 2019 and employee incentive compensation of $3.3 million, which is tied to operating performance. The total number of employees increased to 527 as of December 31, 2019 from 454 as of December 31, 2018.

Depreciation and amortization increased by $3.8 million primarily due to higher amortization of software development costs of $1.1 million, amortization of software licenses of $1.0 million and depreciation of production hardware of $0.9 million. For the years ended December 31, 2019 and 2018, $12.3 million and $35.9 million, respectively, of equipment purchases and leasehold improvements and $22.4 million and $11.7 million, respectively, of software development costs were capitalized. In 2018, we incurred capital expenditures of $25.1 million related to the build-out of our new headquarters in New York City.

Technology and communications expenses increased by $2.9 million primarily due to increases in software subscription costs of $1.2 million, data center and cloud hosting of $0.9 million and market data costs of $0.8 million.

Professional and consulting fees increased by $4.0 million primarily due to $1.7 million of acquisition related costs, $0.9 million of consulting and legal fees related to the self-clearing initiative and higher IT consulting fees of $0.5 million.

Occupancy costs decreased by $2.5 million primarily due to an increase in rent expense of $5.0 million offset by a reduction of $7.1 million in duplicate rent expense incurred during the build-out phase of our new headquarters in New York City during the year ended December 31, 2018. We relocated to the new headquarters in January 2019.

Clearing costs increased by $3.6 million due to $3.0 million of clearing expenses associated with higher Open Trading volume and $0.6 million of clearing expenses associated with U.S. Treasuries matched principal transactions. Third-party clearing costs as a percentage of Open Trading matched principal trading revenue from credit products decreased to 11.0% for the year ended December 31, 2019 from 11.8% for the year ended December 31, 2018.

General and administrative expenses increased by $4.3 million primarily due to higher employee training and professional development costs of $2.1 million, general travel, entertainment and meals of $0.9 million and registration fees of $0.5 million.

Other Income (Expense)

Our other income for the years ended December 31, 2019 and 2018, and the resulting dollar and percentage changes, were as follows:

	Year Ended December 31,
	2019		2018
	($ in thousands)

	$	% of Revenues	$	% of Revenues	$ Change	% Change
Investment income	$8,063	1.6%	$6,112	1.4%	$1,951	31.9%
Other, net	(1,521)	(0.3)	(610)	(0.1)	(911)	149.3
Total other income	$6,542	1.3%	$5,502	1.3%	$1,040	18.9%

Investment income increased by $1.9 million primarily due to higher investment balances and an increase in interest rates in 2019. Other, net decreased by $0.9 million as 2018 included $0.8 million of sales tax refunds.

Provision for Income Taxes.

The provision for income taxes and effective tax rate for the years ended December 31, 2019 and 2018 were as follows:

	Year Ended December 31,
	2019	2018	$ Change	% Change
	($ in thousands)
Provision for income taxes	$52,522	$45,234	$7,288	16.1%

Effective tax rate	20.4%	20.7%

The income tax provision reflected $10.6 million and $5.6 million of excess tax benefits related to share-based compensation awards that vested or were exercised during the years ended December 31, 2019 and 2018, respectively. Our consolidated effective tax rate can vary from period to period depending on the geographic mix of our earnings, changes in tax legislation and tax rates and the amount and timing of excess tax benefits related to share-based payments, among other factors.

Quarterly Results of Operations

Our quarterly results have varied significantly as a result of:

•	changes in trading volume due to market conditions, changes in the number of trading days in certain quarters, and seasonality effects caused by slow-downs in trading activity during certain periods;
•	changes in the number of broker-dealers and institutional investors using our trading platform, as well as variation in usage by existing clients;
•	acquisitions or the Company’s expansion into new products; or
•	variance in our expenses, particularly employee compensation and benefits.

The following table sets forth certain unaudited consolidated quarterly income statement data for the eight quarters ended December 31, 2019. In our opinion, this unaudited information has been prepared on a basis consistent with our annual financial statements and includes all adjustments (consisting only of normal recurring adjustments) necessary for a fair statement of the unaudited quarterly data. This information should be read in conjunction with our Consolidated Financial Statements and related Notes included in this Annual Report on Form 10-K. The results of operations for any quarter are not necessarily indicative of results that we may achieve for any subsequent periods.

	Three Months Ended
	Dec 31, 2019	Sep 30, 2019	Jun 30, 2019	Mar 31, 2019	Dec 31, 2018	Sep 30, 2018	Jun 30, 2018	Mar 31, 2018
	(In thousands, except per share amounts) (unaudited)
Revenues
Commissions	$117,103	$119,869	$114,124	$112,760	$101,436	$90,513	$96,113	$102,772
Information services	8,515	7,693	7,156	7,366	7,057	7,174	6,930	7,066
Post-trade services	3,923	3,784	3,956	4,100	3,675	3,475	3,620	4,576
Other	233	251	254	265	276	281	301	300
Total revenues	129,774	131,597	125,490	124,491	112,444	101,443	106,964	114,714

Expenses
Employee compensation and benefits	33,117	32,681	32,623	32,658	27,802	26,282	26,199	28,834
Depreciation and amortization	7,730	6,700	6,345	6,082	5,848	6,173	5,790	5,269
Technology and communications	7,155	7,381	6,474	5,782	6,415	5,879	5,793	5,779
Professional and consulting fees	6,389	7,018	6,296	5,831	5,353	5,685	5,426	5,057
Occupancy	3,090	2,802	2,798	2,949	3,844	3,528	3,467	3,337
Marketing and advertising	3,087	2,506	3,667	2,299	3,534	2,980	3,535	2,065
Clearing costs	3,345	2,782	2,610	2,577	2,257	1,760	2,012	1,725
General and administrative	5,010	3,762	3,800	3,124	3,426	2,744	2,708	2,475
Total expenses	68,923	65,632	64,613	61,302	58,479	55,031	54,930	54,541
Operating income	60,851	65,965	60,877	63,189	53,965	46,412	52,034	60,173
Other income (expense)
Investment income	1,767	2,211	2,096	1,989	1,926	1,635	1,383	1,168
Other, net	(661)	(838)	(64)	42	175	(250)	(207)	(328)
Total other income	1,106	1,373	2,032	2,031	2,101	1,385	1,176	840
Income before income taxes	61,957	67,338	62,909	65,220	56,066	47,797	53,210	61,013
Provision for income taxes	11,684	13,336	14,804	12,698	10,235	9,203	12,723	13,073
Net income	$50,273	$54,002	$48,105	$52,522	$45,831	$38,594	$40,487	$47,940

Net income per common share
Basic	$1.35	$1.46	$1.30	$1.42	$1.24	$1.04	$1.10	$1.30
Diluted	$1.32	$1.42	$1.27	$1.39	$1.21	$1.02	$1.07	$1.27

The following tables set forth trading volume and average variable transaction fee per million for the eight quarters ended December 31, 2019.

	Three Months Ended
	Dec 31, 2019	Sep 30, 2019	Jun 30, 2019	Mar 31, 2019	Dec 31, 2018	Sep 30, 2018	Jun 30, 2018	Mar 31, 2018
Trading Volume Data	(In millions)
U.S. high-grade - fixed rate	$238,959	$245,027	$249,025	$259,833	$223,737	$191,950	$215,308	$236,523
U.S. high-grade - floating rate	14,150	16,918	16,335	17,577	16,915	14,066	15,211	14,462
Total U.S. high-grade	253,109	261,945	265,360	277,410	240,652	206,016	230,519	250,985
Other credit	236,403	255,097	248,503	234,491	187,274	166,990	177,681	199,943
Total credit	489,512	517,042	513,863	511,901	427,926	373,006	408,200	450,928

Rates (1)	620,437	11,661	13,174	14,276	14,345	12,505	12,550	14,079
(1) Rates includes U.S. Treasury volume traded through LiquidityEdge, which was acquired by the Company on November 1, 2019.

	Three Months Ended
	Dec 31, 2019	Sep 30, 2019	Jun 30, 2019	Mar 31, 2019	Dec 31, 2018	Sep 30, 2018	Jun 30, 2018	Mar 31, 2018
Average Variable Transaction Fee Per Million
U.S. high-grade - fixed rate	$177.27	$181.45	$168.05	$158.45	$160.52	$162.02	$162.26	$158.14
U.S. high-grade - floating rate	53.64	56.08	65.22	75.70	69.53	91.36	96.35	94.29
Total U.S. high-grade	170.36	173.35	161.72	153.21	154.12	157.19	157.91	154.46
Other credit	191.36	196.04	190.07	196.32	207.55	198.15	195.66	202.19
Total credit	180.50	184.55	175.43	172.95	177.50	175.53	174.34	175.62

Rates (1)	4.81	48.62	46.69	38.99	41.34	38.56	38.86	41.43

Number of U.S. trading days	62	64	63	61	61	63	64	61
Number of U.K. trading days	64	65	61	63	64	64	62	63

(1) The decrease in the average variable transaction fee per million for rates during the three months ended December 31, 2019 was attributable to the inclusion of U.S. Treasury trading volumes traded through LiquidityEdge, which command lower fees per million.

 Liquidity and Capital Resources

During the past two years, we have met our funding requirements through cash on hand and internally generated funds. Cash and cash equivalents and investments totaled $500.6 million at December 31, 2019.

In October 2015, we entered into a two-year amended and restated credit agreement (the “Credit Agreement”) that increased our borrowing capacity to an aggregate of $100.0 million. In October 2017, we amended the Credit Agreement and extended the maturity date to October 2018. The amended Credit Agreement also provided for two additional one-year extension options and modified certain borrowing terms and covenants. Following the exercise of the first option to extend the maturity date by one year in October 2018, we exercised our second option in October 2019 to extend the maturity date to October 2020. Subject to satisfaction of certain specified conditions, we are permitted to upsize the borrowing capacity under the Credit Agreement by an additional $50.0 million. As of December 31, 2019, we had $1.0 million in letters of credit outstanding and $99.0 million in available borrowing capacity under the Credit Agreement.

During the past two years, our cash flows were as follows:

	Year Ended December 31,
	2019	2018
	(In thousands)
Net cash provided by operating activities	$265,935	$223,917
Net cash (used in) investing activities	(122,051)	(50,296)
Net cash (used in) financing activities	(118,100)	(92,673)
Effect of exchange rate changes on cash and cash equivalents	1,011	(1,640)
Net increase for the period	$26,795	$79,308

Cash Flows for the Year Ended December 31, 2019 Compared to Year Ended December 31, 2018

The $42.0 million increase in net cash provided by operating activities was primarily due to increases in net income of $32.1 million, stock-based compensation expense of $9.4 million and amortization of operating lease right-of-use assets of $5.8 million, decreases in deferred taxes of $3.9 million and net purchases of corporate debt trading investments of $3.2 million offset by an increase in working capital of $11.0 million.

The $71.8 million increase in net cash (used in) investing activities was attributable to cash of $97.4 million used as partial consideration for the acquisition of LiquidityEdge, net of cash and restricted cash acquired, offset by an increase in net proceeds from sales and maturities of securities available-for-sale of $12.9 million and a decrease in capital expenditures of $12.9 million. The decrease in capital expenditures was comprised of a $23.6 million decrease in purchases of furniture, equipment and leasehold improvements related to the build-out of our new headquarters in New York City offset by an increase in capitalized software development costs of $10.7 million.

The $25.4 million increase in net cash (used in) financing activities was principally due to an increase in withholding tax payments on restricted stock vesting and stock option exercises of $17.8 million and an increase in cash dividends paid on common stock of $13.8 million, offset by a decrease in repurchases of our common stock of $7.9 million.

Non-GAAP Financial Measures

In addition to reporting financial results in accordance with GAAP, we use certain non-GAAP financial measures called earnings before interest, taxes, depreciation and amortization (“EBITDA”) and free cash flow (“FCF”). We define FCF as cash flow from operating activities excluding the net change in trading investments less expenditures for furniture, equipment and leasehold improvements and capitalized software development costs. We believe these non-GAAP financial measures, when taken into consideration with the corresponding GAAP financial measures, are important in understanding our operating results. EBITDA and FCF are not measures of financial performance or liquidity under GAAP and therefore should not be considered an alternative to net income or cash flow from operating activities as an indicator of operating performance or liquidity. We believe that EBITDA and FCF provide useful additional information concerning profitability of our operations and business trends and the cash flow available to pay dividends, repurchase stock and meet working capital requirements.

The table set forth below presents a reconciliation of our net income to EBITDA, as defined, for the years ended December 31, 2019 and 2018:

	Year Ended December 31,
	2019	2018
	(In thousands)
Net income	$204,902	$172,852
Add back:
Interest expense	—	—
Provision for income taxes	52,522	45,234
Depreciation and amortization	26,857	23,080
Earnings before interest, taxes, depreciation and amortization	$284,281	$241,166

The table set forth below presents a reconciliation of our net cash provided by operating activities to FCF, as defined, for the years ended December 31, 2019 and 2018:

	Year Ended December 31,
	2019	2018
	(In thousands)
Net cash provided by operating activities	$265,935	$223,917
Exclude: Net change in trading investments	(4,045)	(856)
Less: Purchases of furniture, equipment and leasehold improvements	(12,292)	(35,888)
Less: Capitalization of software development costs	(22,408)	(11,705)
Free cash flow	$227,190	$175,468

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

Certain of our U.S. subsidiaries are registered as a broker-dealer or a SEF and therefore are subject to the applicable rules and regulations of the SEC and the CFTC. These rules contain minimum net capital requirements, as defined in the applicable regulations, and also may require a significant part of the registrants’ assets be kept in relatively liquid form. Certain of our foreign subsidiaries are regulated by the Financial Conduct Authority in the U.K. or other foreign regulators and must maintain financial resources, as defined in the applicable regulations, in excess of the applicable financial resources requirement. As of December 31, 2019, each of our subsidiaries that are subject to these regulations had net capital or financial resources in excess of their minimum requirements. As of December 31, 2019, our subsidiaries maintained aggregate net capital and financial resources that were $219.7 million in excess of the required levels of $15.8 million.

Each of our U.S. and foreign regulated subsidiaries are subject to local regulations which generally prohibit repayment of borrowings from our affiliates, paying cash dividends, making loans to our affiliates or otherwise entering into transactions that result in a significant reduction in regulatory net capital or financial resources without prior notification to or approval from such regulated entity’s principal regulator. As of December 31, 2019, the amount of unrestricted cash held by our non-U.S. subsidiaries was $153.9 million.

We execute certain bond transactions between and among institutional investor and broker-dealer clients on a matched principal basis by serving as counterparty to both the buyer and the seller in trades which settle through third-party clearing brokers. Settlement typically occurs within one to two trading days after the trade date. Cash settlement of the transaction occurs upon receipt or delivery of the underlying instrument that was traded. Under securities clearing agreements with third party clearing brokers, we maintain collateral deposits with each clearing broker in the form of cash. The amount of the collateral deposits, which are disclosed in the Consolidated Statements of Cash Flows as restricted cash, and included in prepaid expenses and other assets in the Consolidated Statements of Financial Condition was $4.1 million and $1.1 million as of December 31, 2019 and 2018, respectively. We are exposed to credit risk in the event a counterparty does not fulfill its obligation to complete a transaction or if there is a miscommunication or other error in executing a matched principal transaction. Pursuant to the terms of the securities clearing agreements, each third-party clearing broker has the right to charge us for any losses they suffer resulting from a counterparty failure on any of our trades. We did not record any liabilities or losses with regard to this right for the years ended December 31, 2019 and 2018.

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

Contractual Obligations and Commitments

As of December 31, 2019, we had the following contractual obligations and commitments:

	Payments due by period
	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
	(In thousands)
Operating leases	$144,390	$11,307	$22,413	$20,980	$89,690
Foreign currency forward contract	158,657	158,657	—	—	—
Total	$303,047	$169,964	$22,413	$20,980	$89,690

We enter into foreign currency forward contracts to hedge the net investment in our U.K. subsidiaries. As of December 31, 2019, the notional value of the foreign currency forward contract outstanding was $155.9 million and the fair value of the liability was $2.8 million.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

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

As of December 31, 2019, we had $224.3 million of investments in corporate bonds and U.S. Treasuries that were classified as securities available-for-sale or trading securities. Adverse movements, such as a 10% decrease in the value of these securities or a downturn or disruption in the markets for these securities, could result in a substantial loss. In addition, principal gains and losses resulting from these securities could on occasion have a disproportionate effect, positive or negative, on our financial condition and results of operations for any particular reporting period.

See also Item 1A. Risk Factors, “Risks Related to Our Business Generally – Global Economic and Market Conditions – Global economic, political and market factors beyond our control could reduce demand for our services, and our profitability and business could suffer.”

Interest Rate Risk

Interest rate risk represents our exposure to interest rate changes with respect to our cash, cash equivalents and investments. As of December 31, 2019, our cash and cash equivalents and investments amounted to $500.6 million. A hypothetical 100 basis point decrease in interest rates would decrease our annual investment income by approximately $4.9 million, assuming no change in the amount or composition of our cash and cash equivalents.

As of December 31, 2019, a hypothetical 100 basis point increase or decrease in interest rates would decrease or increase the fair value of the available-for-sale investment portfolio by approximately $1.1 million, assuming no change in the amount or composition of the investments. The hypothetical unrealized gain (loss) of $1.1 million would be recognized in other comprehensive loss on the Consolidated Statements of Financial Condition.

A similar hypothetical 100 basis point increase or decrease in interest rates would decrease or increase the fair value of the trading securities portfolio by approximately $1.2 million. The hypothetical unrealized gain (loss) of $1.2 million would be recognized in other, net in the Consolidated Statements of Operations.

We do not maintain an inventory of bonds that are traded on our platform.

Foreign Currency Exchange Rate Risk

We conduct operations in several different countries outside of the U.S., most notably the U.K., and substantial portions of our revenues, expenses, assets and liabilities are generated and denominated in non-U.S. dollar currencies. Since our consolidated financial statements are presented in U.S. dollars, we must translate revenues, income and expenses, as well as assets and liabilities, into U.S. dollars at exchange rates in effect during or at the end of each reporting period. Accordingly, increases or decreases in the value of the U.S. dollar against the other currencies will affect our net operating revenues, operating income and the value of balance sheet items denominated in foreign currencies.

During the year ended December 31, 2019, approximately 14.4% of our revenue and 28.9% of our expenses were denominated in currencies other than the U.S. dollar, most notably the British Pound Sterling. Based on actual results over the past year, a hypothetical 10% increase or decrease in the U.S. dollar against all other currencies would have increased or decreased revenue by approximately $7.4 million and operating expenses by approximately $7.0 million.

Derivative Risk

Our limited derivative risk stems from our activities in the foreign currency forward contract market. We use this market to mitigate our U.S. dollar versus British Pound Sterling exposure that arises from the activities of our U.K. subsidiaries. As of December 31, 2019, the fair value of the notional amount of our foreign currency forward contract was $158.7 million. We do not speculate in any derivative instruments.

Credit Risk

Certain of our subsidiaries act as a matched principal counterparty in connection with the Open Trading and other transactions that we execute between clients. We act as an intermediary in these transactions by serving as counterparty to both the buyer and the seller in trades which then settle through a third-party clearing broker. Settlement typically occurs within one to two trading days after the trade date. Cash settlement of the transaction occurs upon receipt or delivery of the underlying instrument that was traded.

We are exposed to credit and performance risks in our role as matched principal trading counterparty including the risk that counterparties that owe us money or securities will not perform their obligations. These parties may default on their obligations to us due to bankruptcy, lack of liquidity, operational failure or other reasons. Adverse movements in the prices of securities that are the subject of these transactions can increase our risk. In connection with Open Trading or other anonymous protocols, we expect that the number of transactions in which we act as a matched principal will increase.

We have policies and procedures in place to identify and manage our credit risk. In connection with the recent growth of our Open Trading protocols and our acquisition of LiquidityEdge, we have implemented additional automated controls to help us manage our credit risk exposure. There can be no assurance that the policies, procedures and automated controls we use to manage this credit risk will effectively mitigate our credit risk exposure. Some of our risk management procedures are reliant upon the evaluation of information regarding the fixed-income markets, our clients or other relevant matters that are publicly available or otherwise acquired from third party sources. Such information may not be accurate, complete, up-to-date or properly assessed and interpreted by us. If our risk management procedures fail, our business, financial condition and results of operations may be adversely affected. Furthermore, our insurance policies are unlikely to provide coverage for such risks.

We intend to begin self-clearing substantially all of our bond transactions for our U.S. operations in the first half of 2020 and we may expand self-clearing to our foreign operations in the future. See the Risk Factor captioned “Self-clearing will expose us to significant operational, financial and liquidity risks”.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2019. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework (2013).

Based on our assessment and those criteria, management concluded that the Company maintained effective internal control over financial reporting as of December 31, 2019.

The effectiveness of our internal control over financial reporting as of December 31, 2019 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of MarketAxess Holdings Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated statements of financial condition of MarketAxess Holdings Inc. and its subsidiaries (the “Company”) as of December 31, 2019 and 2018, and the related consolidated statements of operations, comprehensive income, changes in stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2019, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Basis for Opinions

The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that (i) relate to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Revenue Recognition-Variable Transaction Fees and Distribution Fees

As described in Note 2 to the consolidated financial statements, revenue includes $367.2 million of variable transaction fees and $96.7 million of distribution fees and unused minimum fees for the year ended December 31, 2019, representing commissions for trades executed on the Company’s platforms. Variable transaction fees are generally calculated as a percentage of the notional dollar volume of bonds traded on the platform and vary based on the type, size, yield and maturity of the bond traded. As disclosed by management, commissions are determined based on the fee schedule associated with the instrument being traded. Fee schedules can incorporate variable transaction fees, fixed distribution fees and unused monthly fee commitments.

The principal considerations for our determination that performing procedures relating to variable transaction and distribution fees is a critical audit matter are that there was significant audit effort necessary in performing procedures and evaluating evidence related to these revenue types, which are calculated based on the instrument being traded, volume of the instrument being traded, and the client’s fee schedule.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the completeness and accuracy of variable transaction and distribution fees revenue recognition. These procedures also included, among others, testing a sample of commissions revenue transactions by agreeing the details of the trade to underlying documentation, agreeing fees charged to the fee schedule based on the trade details, and calculating, as applicable, the variable transaction and distribution fees.

Acquisition of LiquidityEdge LLC - Valuation of Customer Relationship Intangible Assets

As described in Notes 2 and 5 to the consolidated financial statements, the Company completed its acquisition of LiquidityEdge LLC for aggregate consideration of $152.7 million on November 1, 2019, which resulted in $58.7 million of customer relationship intangible assets being recorded. The fair value of the intangible assets acquired was determined by management’s independent third-party specialist based on cash flow projections using certain key assumptions related to the growth rates, the customer attrition rates, the discount rate and asset lives.

The principal considerations for our determination that performing procedures relating to the valuation of customer relationship intangible assets recognized from the acquisition of LiquidityEdge LLC is a critical audit matter are there was a significant judgment by management in determining the valuation, which in turn led to a high degree of auditor subjectivity in performing procedures and evaluating audit evidence related to the appropriateness of the methodology and the reasonableness of the assumptions for the customer relationship intangible assets, including the revenue growth rates, customer attrition rates, discount rate, and the asset lives used in determining the valuation of the customer relationships intangible assets. The audit effort involved the use of professionals with specialized skill and knowledge to assist in performing procedures and evaluating audit evidence.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the acquisition accounting including controls over management’s valuation of the customer relationship intangible assets, and controls over development of the assumptions related to the valuation of these intangible assets. These procedures also included, among others, (i) reading the purchase agreement and (ii) testing management’s process for determining the fair value of intangible assets. Testing management’s process included evaluating the appropriateness of the valuation method, testing the completeness and accuracy of data used in the estimate and the reasonableness of key assumptions, including the revenue growth rates, customer attrition rates, discount rate, and the asset lives for the customer relationship intangible assets, using professionals with specialized skill and knowledge to assist in doing so. The work of management’s specialist was evaluated as part of testing management’s process. As a basis for using the work of management’s specialist, procedures were performed to evaluate whether management’s specialist had the necessary professional competency, capability and objectivity to value the customer relationship intangible assets.

/s/ PricewaterhouseCoopers LLP

New York, New York

February 18, 2020

We have served as the Company’s auditor since 2000.

MARKETAXESS HOLDINGS INC.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	As of
	December 31, 2019	December 31, 2018
	(In thousands, except share and per share amounts)
ASSETS
Cash and cash equivalents	$270,124	$246,322
Investments, at fair value	230,477	240,105
Accounts receivable, net of allowance of $57 and $80 as of December 31, 2019 and 2018, respectively	62,017	57,535
Goodwill	146,861	59,713
Intangible assets, net of accumulated amortization	60,986	2,962
Furniture, equipment, leasehold improvements and capitalized software, net of accumulated depreciation and amortization	71,795	63,010
Operating lease right-of-use assets	81,399	—
Prepaid expenses and other assets	30,770	22,468
Deferred tax assets, net	501	3,424
Total assets	$954,930	$695,539

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Accrued employee compensation	$47,365	$39,053
Income and other tax liabilities	16,690	16,432
Deferred revenue	3,499	2,810
Accounts payable, accrued expenses and other liabilities	19,294	29,366
Operating lease liabilities	97,991	—
Total liabilities	184,839	87,661

Commitments and Contingencies (Note 14)

Stockholders' equity
Preferred stock, $0.001 par value, 4,855,000 shares authorized, no shares issued and outstanding as of December 31, 2019 and 2018	—	—
Series A Preferred Stock, $0.001 par value, 110,000 shares authorized, no shares issued and outstanding as of December 31, 2019 and 2018	—	—
Common stock voting, $0.003 par value, 110,000,000 shares authorized, 40,746,593 shares and 40,540,349 shares issued and 37,935,984 shares and 37,639,917 shares outstanding as of December 31, 2019 and 2018, respectively	122	122
Common stock non-voting, $0.003 par value, 10,000,000 shares authorized, no shares issued and outstanding as of December 31, 2019 and 2018	—	—
Additional paid-in capital	342,541	341,860
Treasury stock - Common stock voting, at cost, 2,810,609 and 2,900,432 shares as of December 31, 2019 and 2018, respectively	(153,388)	(184,962)
Retained earnings	591,086	463,252
Accumulated other comprehensive loss	(10,270)	(12,394)
Total stockholders' equity	770,091	607,878
Total liabilities and stockholders' equity	$954,930	$695,539

The accompanying notes are an integral part of these consolidated financial statements.

MARKETAXESS HOLDINGS INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2019	2018	2017
	(In thousands, except per share amounts)
Revenues
Commissions	$463,856	$390,834	$355,282
Information services	30,730	28,227	25,806
Post-trade services	15,763	15,346	11,090
Other	1,003	1,158	1,244
Total revenues	511,352	435,565	393,422

Expenses
Employee compensation and benefits	131,079	109,117	102,313
Depreciation and amortization	26,857	23,080	19,274
Technology and communications	26,792	23,866	20,048
Professional and consulting fees	25,534	21,521	19,367
Occupancy	11,639	14,176	6,125
Marketing and advertising	11,559	12,114	9,762
Clearing costs	11,314	7,754	5,797
General and administrative	15,696	11,353	11,121
Total expenses	260,470	222,981	193,807
Operating income	250,882	212,584	199,615
Other income (expense)
Investment income	8,063	6,112	3,619
Other, net	(1,521)	(610)	(1,466)
Total other income	6,542	5,502	2,153
Income before income taxes	257,424	218,086	201,768
Provision for income taxes	52,522	45,234	53,679
Net income	$204,902	$172,852	$148,089

Net income per common share
Basic	$5.53	$4.68	$4.02
Diluted	$5.40	$4.57	$3.89

Cash dividends declared per common share	$2.04	$1.68	$1.32

Weighted average shares outstanding
Basic	37,083	36,958	36,864
Diluted	37,956	37,855	38,038

The accompanying notes are an integral part of these consolidated financial statements.

MARKETAXESS HOLDINGS INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
	2019	2018	2017
	(In thousands)
Net income	$204,902	$172,852	$148,089
Net cumulative translation adjustment and foreign currency exchange hedge, net of tax of $(1,218), $1,290 and $(2,807), respectively	1,128	(2,078)	2,236
Net unrealized gain (loss) on securities available-for-sale, net of tax of $312, $(23), and $(39), respectively	996	(90)	(234)
Comprehensive income	$207,026	$170,684	$150,091

The accompanying notes are an integral part of these consolidated financial statements.

MARKETAXESS HOLDINGS INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

	Common Stock Voting	Additional Paid-In Capital	Treasury Stock - Common Stock Voting	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
	(In thousands)
Balance at December 31, 2016	$120	$342,311	$(117,330)	$255,140	$(12,228)	$468,013
Net income	—	—	—	148,089	—	148,089
Cumulative translation adjustment and foreign currency exchange hedge, net of tax	—	—	—	—	2,236	2,236
Unrealized net (loss) on securities available-for-sale, net of tax	—	—	—	—	(234)	(234)
Stock-based compensation	—	14,421	—	—	—	14,421
Exercise of stock options	1	1,971	—	—	—	1,972
Withholding tax payments on restricted stock vesting and stock option exercises	—	(27,691)	—	—	—	(27,691)
Repurchases of common stock	—	—	(42,461)	—	—	(42,461)
Cumulative effect of change in accounting for employee share based payments	—	69	—	(52)	—	17
Cash dividend on common stock	—	—	—	(49,594)	—	(49,594)
Balance at December 31, 2017	121	331,081	(159,791)	353,583	(10,226)	514,768
Net income	—	—	—	172,852	—	172,852
Cumulative translation adjustment and foreign currency exchange hedge, net of tax	—	—	—	—	(2,078)	(2,078)
Unrealized net (loss) on securities available-for-sale, net of tax	—	—	—	—	(90)	(90)
Stock-based compensation	—	15,850	—	—	—	15,850
Exercise of stock options	1	2,972	—	—	—	2,973
Withholding tax payments on restricted stock vesting and stock option exercises	—	(8,043)	—	—	—	(8,043)
Repurchases of common stock	—	—	(25,171)	—	—	(25,171)
Cash dividend on common stock	—	—	—	(63,183)	—	(63,183)
Balance at December 31, 2018	122	341,860	(184,962)	463,252	(12,394)	607,878
Net income	—	—	—	204,902	—	204,902
Cumulative translation adjustment and foreign currency exchange hedge, net of tax	—	—	—	—	1,128	1,128
Unrealized net gain on securities available-for-sale, net of tax	—	—	—	—	996	996
Stock-based compensation	—	25,294	—	—	—	25,294
Exercise of stock options	—	1,207	—	—	—	1,207
Withholding tax payments on restricted stock vesting and stock option exercises	—	(25,820)	—	—	—	(25,820)
Treasury shares used for acquisition	—	—	48,830	—	—	48,830
Repurchases of common stock	—	—	(17,256)	—	—	(17,256)
Cash dividend on common stock	—	—	—	(77,068)	—	(77,068)
Balance at December 31, 2019	$122	$342,541	$(153,388)	$591,086	$(10,270)	$770,091

The accompanying notes are an integral part of these consolidated financial statements.

MARKETAXESS HOLDINGS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2019	2018	2017
	(In thousands)
Cash flows from operating activities
Net income	$204,902	$172,852	$148,089
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	26,857	23,080	19,274
Amortization of operating lease right-of-use assets	5,795	—	—
Stock-based compensation expense	25,294	15,850	14,421
Deferred taxes	2,682	(1,258)	6,590
Other	(786)	2,338	1,953
Changes in operating assets and liabilities:
(Increase) in accounts receivable	(2,962)	(5,117)	(2,353)
(Increase) in prepaid expenses and other assets	(4,624)	(3,791)	(7,039)
Decrease (increase) in trading investments	4,045	856	(17,081)
(Increase) in mutual funds held in rabbi trust	(2,118)	(933)	(1,839)
Increase in accrued employee compensation	8,312	2,551	1,719
Increase in income and other tax liabilities	187	2,965	5,770
Increase in deferred revenue	689	150	145
(Decrease) increase in accounts payable, accrued expenses and other liabilities	(1,509)	14,374	(1,614)
(Decrease) in operating lease liabilities	(829)	—	—
Net cash provided by operating activities	265,935	223,917	168,035
Cash flows from investing activities
Acquisition of business, net of cash and cash equivalents acquired	(97,430)	—	—
Available-for-sale investments
Proceeds from maturities and sales	170,936	333,791	187,794
Purchases	(160,827)	(336,533)	(215,831)
Purchases of furniture, equipment and leasehold improvements	(12,292)	(35,888)	(12,086)
Capitalization of software development costs	(22,408)	(11,705)	(13,471)
Other	(30)	39	(59)
Net cash (used in) investing activities	(122,051)	(50,296)	(53,653)
Cash flows from financing activities
Cash dividend on common stock	(76,231)	(62,432)	(48,888)
Exercise of stock options	1,207	2,973	1,972
Withholding tax payments on restricted stock vesting and stock option exercises	(25,820)	(8,043)	(27,691)
Repurchases of common stock	(17,256)	(25,171)	(42,461)
Net cash (used in) financing activities	(118,100)	(92,673)	(117,068)
Effect of exchange rate changes on cash and cash equivalents	1,011	(1,640)	1,457
Cash and cash equivalents including restricted cash
Net increase (decrease) for the period	26,795	79,308	(1,229)
Beginning of period	247,458	168,150	169,379
End of period	$274,253	$247,458	$168,150
Supplemental cash flow information:
Cash paid during the year for income taxes	$51,766	$47,208	$43,997
Right-of-use assets obtained in exchange for operating lease liabilities	$7,464
Non-cash investing and financing activity:
Liabilities assumed in connection with the LiquidityEdge acquisition:
Fair value of assets acquired	$148,425
Cash paid for acquisition of business, net of cash and cash equivalents acquired	(97,430)
Treasury stock used for acquisition of business	(48,830)
Liabilities assumed	$2,165

The accompanying notes are an integral part of these consolidated financial statements.

marketaxess holdings inc.

notes to consolidated financial statements

1. Organization and Principal Business Activity

         MarketAxess Holdings Inc. (the “Company” or “MarketAxess”) was incorporated in the State of Delaware on April 11, 2000. Through its subsidiaries, MarketAxess operates leading electronic trading platforms delivering expanded liquidity opportunities, improved execution quality and significant cost savings across global fixed-income markets. Over 1,700 institutional investor and broker-dealer firms are active users of MarketAxess’ patented trading technology, accessing global liquidity on our platforms in U.S. investment-grade bonds, U.S. high-yield bonds, U.S. Treasuries, emerging market debt, Eurobonds and other fixed income securities. Through its Open TradingTM protocols, MarketAxess executes bond trades between and among institutional investor and broker-dealer clients in the leading all-to-all anonymous trading environment for corporate bonds. MarketAxess also offers a number of trading-related products and services, including: Composite+TM pricing and other market data products to assist clients with trading decisions; auto-execution and other execution services for clients requiring specialized workflow solutions; connectivity solutions that facilitate straight-through processing; and technology services to optimize trading environments. The Company also provides a range of pre- and post-trade services, including trade matching, trade publication, regulatory transaction reporting and market and reference data across a range of fixed-income and other products.

2. Significant Accounting Policies

Basis of Presentation

The consolidated financial statements include the accounts of the Company and its subsidiaries. All intercompany transactions and balances have been eliminated.

Accounting Pronouncements, Recently Adopted

In August 2018, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2018-15, “Intangibles—Goodwill and Other—Internal-Use Software: Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract” (“ASU 2018-15”). The standard requires the capitalization of implementation costs incurred in a cloud computing arrangement to be aligned with the requirements for capitalizing costs incurred to develop or obtain internal use software. The updated guidance is effective for annual and interim reporting periods beginning after December 15, 2019, with early adoption permitted. The Company adopted ASU 2018-15 effective July 1, 2019 on a prospective basis. The Company completed its analysis and the adoption of this guidance did not have a material impact on the Company’s Consolidated Financial Statements.

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

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers” (“ASU 2014-09”) requiring an entity to recognize revenue for the transfer of goods or services equal to the amount that it expects to be entitled to receive for those goods or services. The standard also requires new disclosure concerning contracts with customers, including the significant judgments made when applying the guidance. The Company adopted ASU 2014-09 effective January 1, 2018 using the modified retrospective transition approach. The adoption of this guidance did not have a material impact on the Company’s Consolidated Financial Statements.

Accounting Pronouncements, Not Yet Adopted as of December 31, 2019

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

MARKETAXESS HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

The Company assesses whether an other-than-temporary impairment loss on the available-for-sale investments has occurred due to declines in fair value or other market conditions. The portion of an other-than-temporary impairment related to credit loss is recorded as a charge in the Consolidated Statements of Operations. The remainder is recognized in accumulated other comprehensive loss if the Company does not intend to sell the security and it is more likely than not that the Company will not be required to sell the security prior to recovery. No charges for other-than-temporary losses were recorded during the years ended December 31, 2019, 2018 and 2017.

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

The allowance for doubtful accounts was $0.1 million, $0.1 million and $0.2 million as of December 31, 2019, 2018 and 2017, respectively. The provision for bad debts was $0.3 million, $0.2 million and $0.4 million for the years ended December 31, 2019, 2018 and 2017, respectively. Write-offs and other charges against the allowance for doubtful accounts were $0.1 million, $0.2 million and $0.1 million for the years ended December 31, 2019, 2018 and 2017, respectively.

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

MARKETAXESS HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Cloud Computing Costs

The Company capitalizes certain costs associated with cloud computing arrangements, including, among other items, employee compensation and related benefits and third-party consulting costs that are part of the application development stage. These costs are setup as a prepaid asset on the balance sheet and are amortized over the period of the hosting service contract. The Company reviews the amounts capitalized for impairment whenever events or changes in circumstances indicate that the carrying amounts of the assets may not be recoverable.

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

For Open Trading trades that the Company executes between and among institutional investor and broker-dealer clients on a matched principal basis by serving as counterparty to both the buyer and the seller, the Company earns its commission through the difference in price between the two trades. The commission is collected upon settlement of the trade, which typically occurs within one to two trading days after the trade date. For U.S. Treasury matched principal trades, commissions are invoiced and recorded on a monthly basis. The following table presents commission revenue by fee type:

	Year Ended December 31,
	2019	2018	2017
	(In thousands)

Commission revenue by fee type
Variable transaction fees
Disclosed trading	$266,916	$228,004	$234,143
Open Trading - matched principal trading	98,080	65,932	45,660
U.S. Treasuries - matched principal trading	2,184	—	—
Total variable transaction fees	367,180	293,936	279,803
Distribution fees and unused minimum fees	96,676	96,898	75,479
Total commissions	$463,856	$390,834	$355,282

MARKETAXESS HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Information services – Information services includes data licensed to the Company’s broker-dealer clients, institutional investor clients and data-only subscribers; professional and consulting services; technology software licenses; and maintenance and support services. The nature and timing of each performance obligation may vary as these contracts are either subscription-based services transferred over time, and may be net of volume-based discounts, or one-time services that are transferred at a point in time. Revenues for services transferred over time are recognized ratably over the contract period as the Company’s performance obligation is met whereas revenues for services transferred at a point in time are recognized in the period the services are provided. Customers are generally billed monthly, quarterly, or annually; revenues billed in advance are deferred and recognized ratably over the contract period. The following table presents information services revenue by timing of recognition:

	Year Ended December 31,
	2019	2018	2017
	(In thousands)

Information services revenue by timing of recognition
Services transferred over time	$29,619	$27,475	$25,242
Services transferred at a point in time	1,111	752	564
Total information services revenues	$30,730	$28,227	$25,806

Post-trade services – Post-trade services revenue is generated from regulatory transaction reporting, trade publication and trade matching services. Customers are generally billed monthly in arrears and revenue is recognized in the period transactions are processed. Revenues billed in advance are deferred and recognized ratably over the contract period. The Company also generates one-time implementation fees for onboarding clients which are invoiced and recognized in the period the implementation is completed. The following table presents post-trade services revenue by timing of recognition:

	Year Ended December 31,
	2019	2018	2017
	(In thousands)
Post-trade services revenue by timing of recognition
Services transferred over time	$15,669	$15,013	$9,657
Services transferred at a point in time	94	333	1,433
Total post-trade services revenues	$15,763	$15,346	$11,090

Other revenues – Other revenues primarily includes revenue from telecommunications line charges to broker-dealer clients.

Contract liabilities consist of deferred revenues that the Company records when cash payments are received or due in advance of services to be performed. The revenue recognized from contract liabilities and the remaining balance is shown below:

	December 31, 2018	Payments received in advance of services to be performed	Revenue recognized for services performed during the period	Foreign Currency Translation	December 31, 2019
	(In thousands)
Information services	$1,959	$7,439	$(7,260)	$—	$2,138
Post-trade services	851	13,617	(13,136)	29	1,361
Total deferred revenue	$2,810	$21,056	$(20,396)	$29	$3,499

The majority of the Company’s contracts are short-term in nature with durations of less than one-year. For contracts extending beyond one year, the aggregate amount of the transaction price allocated to remaining performance obligations was $41.7 million as of December 31, 2019. The Company expects to recognize revenue associated with the remaining performance obligations over the next 31 months.

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

Income Taxes

Income taxes are accounted for using the asset and liability method. Deferred income taxes reflect the net tax effects of temporary differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when such differences are expected to reverse. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is recognized against deferred tax assets if it is more likely than not that such assets will not be realized in future years. The Company recognizes interest and penalties related to unrecognized tax benefits in other, net in the Consolidated Statements of Operations. All tax effects related to share-based payments are recorded through tax expense in the periods during which the awards are exercised or vest.

Business Combinations, Goodwill and Intangible Assets

Business combinations are accounted for under the purchase method of accounting. The total cost of an acquisition is allocated to the underlying net assets based on their respective estimated fair values. The excess of the purchase price over the estimated fair values of the net assets acquired is recorded as goodwill. Determining the fair value of certain assets acquired and liabilities assumed is judgmental in nature and often involves the use of significant estimates and assumptions, including assumptions with respect to future cash flows, discount rates, growth rates, customer attrition rates and asset lives.

The Company operates as a single reporting unit. Subsequent to an acquisition, goodwill no longer retains its identification with a particular acquisition, but instead becomes identifiable with the entire reporting unit. As a result, all of the fair value of the Company is available to support the value of goodwill. An impairment review of goodwill is performed on an annual basis, at year-end, or more frequently if circumstances change. Intangible assets with definite lives, including purchased technologies, customer relationships and other intangible assets, are amortized over their estimated useful lives which range from one to 15 years using either a straight-line or accelerated amortization method based on the pattern of economic benefit the Company expects to realize from such assets. Intangible assets are assessed for impairment when events or circumstances indicate the existence of a possible impairment.

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

MARKETAXESS HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

3. Net Capital Requirements

Certain U.S. subsidiaries of the Company are registered as a broker-dealer or swap execution facility and therefore are subject to the applicable rules and regulations of the Securities and Exchange Commission (“SEC”) and the Commodity Futures Trading Commission. These rules contain minimum net capital requirements, as defined in the applicable regulations, and also may require a significant part of the registrants’ assets be kept in relatively liquid form. Certain of the Company’s foreign subsidiaries are regulated by the Financial Conduct Authority in the U.K. or other foreign regulators and must maintain financial resources, as defined in the applicable regulations, in excess of the applicable financial resources requirement. As of December 31, 2019, each of the Company’s subsidiaries that are subject to these regulations had net capital or financial resources in excess of their minimum requirements. As of December 31, 2019, the Company’s subsidiaries maintained aggregate net capital and financial resources that were $219.7 million in excess of the required levels of $15.8 million.

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

	Level 1	Level 2	Level 3	Total
	(In thousands)
As of December 31, 2019
Money market funds	$99,755	$—	$—	$99,755
Securities available-for-sale
Corporate debt	—	137,835	—	137,835
Trading securities
Corporate debt	—	31,120	—	31,120
U.S. Treasuries	—	55,305	—	55,305
Mutual funds held in rabbi trust	—	6,217	—	6,217
Foreign currency forward position	—	(2,772)	—	(2,772)
Total	$99,755	$227,705	$—	$327,460

As of December 31, 2018
Money market funds	$112,529	$—	$—	$112,529
Securities available-for-sale
Corporate debt	—	146,966	—	146,966
Trading securities
Corporate debt	—	71,861	—	71,861
U.S. Treasuries	—	17,178	—	17,178
Mutual funds held in rabbi trust	—	4,100	—	4,100
Foreign currency forward position	—	(1,021)	—	(1,021)
Total	$112,529	$239,084	$—	$351,613

MARKETAXESS HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Securities classified within Level 2 were valued using a market approach utilizing prices and other relevant information generated by market transactions involving comparable assets. The foreign currency forward contracts are classified within Level 2 as the valuation inputs are based on quoted market prices. The mutual funds held in a rabbi trust represent investments associated with the Company’s deferred cash incentive plan. There were no financial assets classified within Level 3 during the years ended December 31, 2019 and 2018.

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

	As of December 31,
	2019	2018
	(In thousands)
Notional value	$155,885	$106,306
Fair value of notional	158,657	107,327
Fair value of the (liability)	$(2,772)	$(1,021)

The following is a summary of the Company’s investments:

	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
	(In thousands)
As of December 31, 2019
Securities available-for-sale
Corporate debt	$137,119	$721	$(5)	$137,835
Trading securities
Corporate debt	31,120	14	(14)	31,120
U.S. Treasuries	54,738	567	—	55,305
Mutual funds held in rabbi trust	5,173	1,044	—	6,217
Total trading securities	91,031	1,625	(14)	92,642
Total investments	$228,150	$2,346	$(19)	$230,477

As of December 31, 2018
Securities available-for-sale
Corporate debt	$147,556	$27	$(617)	$146,966
Trading securities
Corporate debt	72,274	8	(421)	71,861
U.S. Treasuries	16,953	225	—	17,178
Mutual funds held in rabbi trust	4,347	—	(247)	4,100
Total trading securities	93,574	233	(668)	93,139
Total investments	$241,130	$260	$(1,285)	$240,105

MARKETAXESS HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table summarizes the fair value of the investments based upon the contractual maturities:

	As of December 31,
	2019	2018
	(In thousands)
Less than one year	$120,850	$134,255
Due in 1 - 5 years	109,627	105,850
Total	$230,477	$240,105

Proceeds from the sales and maturities of investments during the years ended December 31, 2019, 2018 and 2017 were $262.1 million, $409.3 million and $219.2 million, respectively. Net unrealized gains on trading securities were $0.8 million for the year ended December 31, 2019 and were immaterial for the years ended December 31, 2018 and 2017. Net realized gains and losses were immaterial for the three years ended December 31, 2019.

The following table provides fair values and unrealized losses on corporate debt investments and by the aging of the securities' continuous unrealized loss position as of December 31, 2019 and 2018 respectively:

	Less than Twelve Months		Twelve Months or More		Total
	Estimated fair value	Gross unrealized losses	Estimated fair value	Gross unrealized losses	Estimated fair value	Gross unrealized losses
	(In thousands)
As of December 31, 2019
Corporate debt	$27,999	$(18)	$4,406	$(1)	$32,405	$(19)

As of December 31, 2018
Corporate debt	$80,282	$(256)	$87,028	$(782)	$167,310	$(1,038)

5. Acquisition

On November 1, 2019, the Company and one of its subsidiaries completed their acquisition (the “Acquisition”) of all of the outstanding equity interests of LiquidityEdge LLC (“LiquidityEdge”) pursuant to the terms and conditions of a Unit Purchase Agreement entered into among the Company, LiquidityEdge, the holders of all the outstanding equity interests in LiquidityEdge and certain other persons named therein on August 12, 2019 (as amended, the “Agreement”). The aggregate consideration for the Acquisition was $152.7 million, comprised of approximately $103.9 million in cash and 146,450 shares of common stock of the Company (valued at approximately $48.8 million as of the closing date of the Acquisition, as described below). The aggregate consideration is subject to customary adjustments for cash on hand, outstanding debt, transaction expenses and working capital as set forth in the Agreement. A portion of the stock consideration, amounting to 43,937 shares of common stock, was placed in escrow for up to 18 months to secure the sellers’ indemnification obligations under the Agreement. In addition, under the Agreement, the sellers are generally prohibited from transferring any of the Company common stock received in the Acquisition for a period of six months following the November 1, 2019 closing date. The value ascribed to the shares by the Company was discounted from the market value on the date of closing to reflect the non-marketability of such shares during the restriction period.

LiquidityEdge is a limited liability company organized in the state of Delaware and is a broker-dealer registered with the SEC and the Financial Industry Regulatory Authority. LiquidityEdge offers an electronic trading platform for U.S. Treasuries.

The Company has completed a preliminary allocation of the purchase price to the fair value of assets acquired and liabilities assumed at the date of acquisition. The Company utilized an independent third-party to determine the fair value of the acquired intangible assets. It is possible that the purchase price allocation will be adjusted upon finalization of the accounting for the acquired assets. The preliminary purchase price allocation is as follows (in thousands):

MARKETAXESS HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Purchase price	$152,677
Less: acquired cash	(2,935)
Purchase price, net of acquired cash	149,742
Accounts receivable	(1,811)
Intangible assets	(58,780)
Prepaid expenses and other assets	(4,168)
Accounts payable, accrued expenses and other liabilities	2,165
Goodwill	$87,148

The acquired intangible assets are as follows (in thousands, except for useful lives):

	Costs	Useful Lives
Customer relationships	$58,690	15 years
Tradename - finite life	90	1 year
Total	$58,780

6. Goodwill and Intangible Assets

The following is a summary of changes in goodwill and intangible assets with indefinite lives for the year ended December 31, 2019 (in thousands):

Balance at beginning of period	$59,713
Goodwill from LiquidityEdge acquisition	87,148
Balance at end of period	$146,861

Intangible assets that are subject to amortization, including the related accumulated amortization, are comprised of the following:

	December 31, 2019			December 31, 2018
	Cost	Accumulated amortization	Net carrying amount	Cost	Accumulated amortization	Net carrying amount
	(In thousands)
Technology	$5,770	$(5,770)	$—	$5,770	$(5,770)	$—
Customer relationships	64,332	(3,451)	60,881	5,634	(2,672)	2,962
Non-competition agreements	380	(380)	—	380	(380)	—
Tradenames and patents	490	(385)	105	370	(370)	—
Total	$70,972	$(9,986)	$60,986	$12,154	$(9,192)	$2,962

Amortization expense associated with identifiable intangible assets was $0.8 million, $0.4 million and $ 0.4 million for the years ended December 31, 2019, 2018 and 2017, respectively. Annual estimated total amortization expense is $3.3 million, $5.7 million, $6.9 million, $7.9 million and $6.7 million for 2020 through 2024.

MARKETAXESS HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

7. Capitalized Software, Furniture, Equipment and Leasehold Improvements

Capitalized software development costs, furniture, equipment and leasehold improvements, net of accumulated depreciation and amortization, are comprised of the following:

	As of December 31,
	2019	2018
	(In thousands)

Software development costs	$119,911	$97,113
Computer hardware and related software	48,379	42,705
Office hardware	5,725	5,909
Furniture and fixtures	5,000	5,385
Leasehold improvements	27,966	32,527
	206,981	183,639
Accumulated depreciation and amortization	(135,186)	(120,629)
Total	$71,795	$63,010

During the years ended December 31, 2019 and 2018, software development costs totaling $22.4 million and $11.7 million, respectively, were capitalized. Non-capitalized software costs and routine maintenance costs are expensed as incurred and are included in employee compensation and benefits and professional and consulting fees in the Consolidated Statements of Operations.

8. Income Taxes

The provision for income taxes consists of the following:

	Year Ended December 31,
	2019	2018	2017
	(In thousands)
Current:
Federal	$28,928	$31,617	$36,045
State and local	7,686	5,928	3,848
Foreign	13,234	8,862	7,234
Total current provision	49,848	46,407	47,127
Deferred:
Federal	2,579	(1,416)	6,171
State and local	403	(272)	661
Foreign	(308)	515	(280)
Total deferred provision	2,674	(1,173)	6,552
Provision for income taxes	$52,522	$45,234	$53,679

Pre-tax income from U.S. operations was $190.4 million, $168.5 million and $165.2 million for the years ended December 31, 2019, 2018 and 2017, respectively. Pre-tax income from foreign operations was $67.0 million, $49.6 million and $36.6 million for the years ended December 31, 2019, 2018 and 2017, respectively.

MARKETAXESS HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

On December 22, 2017, the Tax Cut and Jobs Act (“Tax Act”) was enacted into law. The Tax Act significantly revised the U.S. corporate income tax regime by, among other things, lowering the U.S. federal corporate income tax rate from 35% to 21%, implementing a territorial tax system and imposing a repatriation tax on deemed earnings of foreign subsidiaries. The Company recorded a provisional tax charge in 2017 of $11.7 million, composed of $6.7 million to re-measure U.S. deferred tax assets and $5.0 million for the repatriation tax on accumulated undistributed foreign earnings. In 2018, the Company reduced the provisional tax charge by $0.4 million as a result of new regulatory guidance and changes in interpretations and assumptions made by the Company.

The difference between the Company’s reported provision for income taxes and the U.S. federal statutory rate of 21% is as follows:

	Year Ended December 31,
	2019	2018	2017

U.S. federal tax at statutory rate	21.0%	21.0%	35.0%
State and local taxes - net of federal benefit	2.5	2.0	1.5
Credits and deductions related to research activities	(0.3)	(0.3)	(1.2)
Foreign rate differential benefit	(0.5)	(0.5)	(2.9)
Excess tax benefit from stock-based compensation	(3.5)	(2.1)	(11.6)
Tax Cuts and Jobs Act provisional tax charge	—	(0.2)	5.8
Other, net	1.2	0.8	—
Provision for income taxes	20.4%	20.7%	26.6%

The following is a summary of the Company’s net deferred tax assets:

	As of December 31,
	2019	2018
	(In thousands)
Deferred tax assets:
Stock compensation expense	$4,926	$4,967
Operating lease liabilities	20,227	—
Other	892	3,569
Total deferred tax assets	26,045	8,536
Valuation allowance	—	—
Net deferred tax assets	26,045	8,536
Deferred tax liabilities:
Depreciation and amortization	(4,085)	(1,847)
Capitalized software development costs	(5,306)	(3,776)
Goodwill and intangible assets	(1,120)	(898)
Operating lease right-of-use assets	(16,515)	—
Deferred tax (liability) asset, net	$(981)	$2,015

A summary of the changes in the valuation allowance is as follows:

	Year Ended December 31,
	2019	2018	2017
	(In thousands)
Valuation allowance at beginning of year	$—	$4,648	$7,235
(Decrease) to valuation allowance attributable to:
Expiration of capital loss carryforwards	—	(4,648)	—
Federal and state tax rate changes	—	—	(2,587)
Valuation allowance at end of year	$—	$—	$4,648

MARKETAXESS HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The Company and certain of its subsidiaries file U.S. federal, state and foreign income tax returns. The Company is currently under a New York State income tax examination for tax years 2010 through 2017. At this time, the Company cannot estimate when the examinations will conclude or the impact such examinations will have on the Company’s Consolidated Financial Statements, if any. Generally, the Company is no longer subject to tax examinations by tax authorities for years prior to 2016.

A reconciliation of the unrecognized tax benefits is as follows:

	Year Ended December 31,
	2019	2018	2017
	(In thousands)
Balance at beginning of year	$4,718	$2,650	$29
Additions attributable to state and local apportionment	2,113	2,068	2,650
Reductions for tax positions of prior years	—	—	(29)
Balance at end of year	$6,831	$4,718	$2,650

As of December 31, 2019, the Company recorded $6.8 million of unrecognized tax benefits which, if recognized, would affect the Company’s effective tax rate. Due to the uncertainty related to the timing and potential outcome of audits, the Company cannot reasonably estimate the amount of the unrecognized tax benefit that could be adjusted in the next 12 months. During the years ended December 31, 2019, 2018 and 2017, the Company recognized $0.6 million, $0.4 million and $0.2 million, respectively, in penalties and interest. The Company had $1.2 million and $0.6 million accrued for the payment of interest and penalties at December 31, 2019 and 2018, respectively.

MARKETAXESS HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

9. Stockholders’ Equity

Common Stock

As of December 31, 2019 and 2018, the Company had 110,000,000 authorized shares of voting common stock and 10,000,000 authorized shares of non-voting common stock. Voting common stock entitles the holder to one vote per share of common stock held.

The following is a summary of the change in the Company’s outstanding shares of voting common stock:

	Year Ended December 31,
	2019	2018	2017
	(In thousands)

Outstanding shares of voting common stock at the beginning of year	37,640	37,621	37,544
Exercise of stock options	107	121	262
Issuance of restricted stock, net of shares withheld for withholding tax payments and cancellations	103	22	39
Treasury shares used for acquisition	146	—	—
Repurchases	(60)	(124)	(224)
Outstanding shares of voting common stock at the end of year	37,936	37,640	37,621

In January 2016, the Board of Directors authorized a share repurchase program for up to $25.0 million of the Company’s common stock. In October 2016, the Board of Directors approved a $50.0 million increase in the size of the repurchase program. This program expired in September 2017. In September 2017, the Board of Directors authorized a fifteen-month share repurchase program for up to $100.0 million that commenced in October 2017. The expiration date of this program was subsequently extended to March 31, 2019. In January 2019, the Board of Directors authorized a new two-year share repurchase program for up to $100.0 million, which commenced in April 2019. Shares repurchased under each program will be held in treasury for future use.

Dividends

During 2019, 2018 and 2017, the Company paid quarterly cash dividends of $0.51 per share, $0.42 per share and $0.33 per share, respectively. Any future declaration and payment of dividends will be at the sole discretion of the Company’s Board of Directors. The Board of Directors may take into account such matters as general business conditions, the Company’s financial results, capital requirements, contractual obligations, legal, and regulatory restrictions on the payment of dividends to the Company’s stockholders or by the Company’s subsidiaries to their respective parent entities, and any such other factors as the Board of Directors may deem relevant.

MARKETAXESS HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

10. Stock-Based Compensation Plans

The Company maintains a stock incentive plan which provides for the grant of stock options, stock appreciation rights, restricted stock, performance shares, performance units, or other stock-based awards as incentives and rewards to encourage employees, consultants and non-employee directors to participate in the long-term success of the Company. As of December 31, 2019, there were 93,946 shares available for grant under the stock incentive plan.

Total stock-based compensation expense was as follows:

	Year Ended December 31,
	2019	2018	2017
	(In thousands)
Employees:
Restricted stock and performance shares	$20,182	$12,559	$11,566
Stock options	4,032	2,193	1,882
	24,214	14,752	13,448
Non-employee directors:
Restricted stock	1,080	1,098	973
Total stock-based compensation	$25,294	$15,850	$14,421

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

The weighted-average fair value for options granted during 2019, 2018 and 2017 was $58.37, $56.11 and $40.08, respectively. The following table represents the assumptions used for the Black-Scholes option-pricing model to determine the per share weighted-average fair value for options granted, excluding the two awards discussed below:

	Year Ended December 31,
	2019	2018	2017
Expected life (years)	5.0	5.0	5.0
Risk-free interest rate	2.6%	2.2%	1.9%
Expected volatility	25.9%	26.9%	28.0%
Expected dividend yield	0.8%	0.8%	0.8%

MARKETAXESS HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

In addition to the option grants above, 76,868 stock options were granted to the Company’s President and Chief Operating Officer in January 2019 with an aggregate grant date fair value of $2.9 million as determined by an independent third party using a Monte Carlo simulation model. The exercise price is $272.88 for 35,679 of the stock options and $294.71 for the remaining 41,189 stock options, which is equal to 125% and 135%, respectively, of the fair market value of the Company’s common stock on the grant date. Subject to the grantee’s continued employment with the Company, the options will vest and become exercisable on January 22, 2024. The options expire on July 22, 2024. Key assumptions used for the Monte Carlo model included a risk-free interest rate of 2.6%, volatility of 25.8% and a dividend yield of 0.8%.

In November 2018, 148,524 stock options were granted to the Company’s Chief Executive Officer with a grant date fair value of $5.5 million as determined by an independent third party using a Monte Carlo simulation model. The exercise price is $257.78 for 69,113 of the stock options and $278.40 for the remaining 79,411 stock options, which is equal to 125% and 135%, respectively, of the fair market value of the Company’s stock on the grant date. Subject to the grantee’s continued employment with the Company, the options will vest and become exercisable on November 8, 2023. The options expire on May 8, 2024. Key assumptions used for the Monte Carlo model included a risk-free interest rate of 3.1%, volatility of 25.9% and a dividend yield of 0.8%.

The following table reports stock option activity during the three years ended December 31, 2019 and the intrinsic value as of December 31, 2019:

	Number of Shares	Weighted-Average Exercise Price ($)	Remaining Contractual Term	Intrinsic Value ($)
				(In thousands)
Outstanding at December 31, 2016	855,740	$36.80
Granted	54,838	156.85
Canceled	—	—
Exercised	(380,967)	11.26
Outstanding at December 31, 2017	529,611	67.60
Granted	168,217	261.19
Canceled	(1,676)	142.69
Exercised	(120,588)	24.66
Outstanding at December 31, 2018	575,564	132.93
Granted	82,474	279.57
Canceled	(548)	198.67
Exercised	(106,899)	28.24		$33,639
Outstanding at December 31, 2019	550,591	175.16	2.8	112,294
Exercisable at December 31, 2019	171,782	96.71	1.5	48,512

The intrinsic value is the amount by which the closing price of the Company’s common stock on December 31, 2019 of $379.11 or the price on the day of exercise exceeds the exercise price of the stock options multiplied by the number of shares. As of December 31, 2019, there was $7.8 million of total unrecognized compensation cost related to non-vested stock options. That cost is expected to be recognized over a weighted-average period of 2.6 years.

MARKETAXESS HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Restricted Stock and Performance Shares

Restricted stock generally vests over a three or five-year period. Compensation expense is measured at the grant date and recognized ratably over the vesting period. Annual performance share awards are granted to certain officers and senior managers. Each performance share award is earned or forfeited based on the level of achievement by the Company of pre-tax operating income, as defined. The pay-out ranges from zero to 150% of the performance share award. For each performance share earned, a participant is awarded an equal number of shares of restricted stock. Any restricted stock awarded to a participant vests in two equal installments on each of the second and third anniversaries of the date of grant of the applicable performance share award. Compensation expense for performance shares is measured at the grant date and recognized on a graded basis over the vesting period.

The following table reports performance share activity for annual awards for the three years ended December 31, 2019:

Performance year:	2019	2018	2017
Target share pay-out	16,716	10,479	12,971
Actual share pay-out (paid in following year)	19,400	10,479	8,094
Weighted average fair value per share on grant date	$223.81	$202.04	$155.53

In addition to the grants above, 18,914 performance shares were granted to the Company’s President and Chief Operating Officer in January 2019 with an aggregate fair value of $2.9 million as determined by an independent third party using a Monte Carlo simulation model. The performance share award provides that the number of shares earned will be based on the Company’s achievement of certain share price levels during the five-year performance period. The performance level is $272.88 for 8,969 of the performance shares and $294.71 for the remaining 9,945 performance shares, which is equal to 125% and 135%, respectively, of the fair market value of the Company’s common stock on the grant date. Each of the performance levels have been achieved. Subject to the grantee’s continued employment with the Company, earned shares will vest on January 22, 2024. Key assumptions used for the Monte Carlo simulation included a risk-free interest rate of 2.6%, volatility of 25.9% and a dividend yield of 0.8%.

In November 2018, 37,742 performance shares were granted to the Company’s Chief Executive Officer with a grant date fair value of $5.5 million as determined by an independent third party using a Monte Carlo simulation model. The performance share award provides that the number of shares earned will be based on the Company’s achievement of certain share price levels during the five-year performance period. The performance level is $257.78 for 17,942 of the performance shares and $278.40 for the remaining 19,800 performance shares, which is equal to 125% and 135%, respectively, of the fair market value of the Company’s stock on the grant date. Each of the performance levels have been achieved. Subject to the grantee’s continued employment with the Company, earned shares will vest on November 8, 2023. Key assumptions used for the Monte Carlo model included a risk-free interest rate of 3.1%, volatility of 26.1% and a dividend yield of 0.8%.

In April 2017, the Company granted 9,367 multi-year performance shares to a certain officer. The performance share awards are earned or forfeited based on attaining certain cumulative operating income thresholds of the Company and select subsidiaries over the two-year period beginning January 1, 2017. The pay-out ranges were from zero to 150% of the performance award value. Any restricted stock awarded will vest 50% on April 1, 2020 and 50% on April 1, 2021. The fair value per share of the awards on the grant date was $186.74. The actual share payout was 38.8% or 3,634 shares.

In January 2016, the Company granted 33,509 multi-year performance shares to certain officers and senior managers. Each performance share award is earned or forfeited based on the level of achievement by the Company of aggregate operating income over the four-year period beginning January 1, 2016. The pay-out ranges were from zero to 150% of the performance award value. Any restricted stock awarded will vest 50% on January 31, 2020 and 50% on January 31, 2021. The fair value per share of the awards on the grant date was $103.30. The actual share payout was 106.5% or 35,680 shares.

MARKETAXESS HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table reports restricted stock and performance share activity during the three years ended December 31, 2019:

	Number of Restricted Shares	Weighted-Average Grant Date Fair Value

Outstanding at December 31, 2016	383,978	$71.50
Granted	61,434
Performance share pay-out	21,422
Canceled	(4,590)
Vested	(142,645)
Outstanding at December 31, 2017	319,599	$88.77
Granted	59,179
Performance share pay-out	8,094
Canceled	(4,046)
Vested	(110,956)
Outstanding at December 31, 2018	271,870	$112.47
Granted	118,632
Performance share pay-out	87,163
Canceled	(2,321)
Vested	(129,312)
Outstanding at December 31, 2019	346,032	$154.27

As of December 31, 2019, there was $31.0 million of total unrecognized compensation expense related to non-vested restricted stock and performance shares. That cost is expected to be recognized over a weighted-average period of 1.6 years.

Employee Stock Purchase Plan

The Company offers a non-qualified employee stock purchase plan for non-executive employees. Under the plan, participants are granted the right to purchase shares of common stock based on the fair market value on the last day of the six-month offering period. On the purchase date, the Company grants to the participants a number of shares of common stock equal to 20% of the aggregate shares purchased by the participant. These matching shares vest over a one-year period. The Company issued 617, 989 and 1,034 matching shares in connection with the plan for the years ended December 31, 2019, 2018, and 2017, respectively.

11. Earnings Per Share

The following table sets forth basic and diluted weighted average shares outstanding used to compute earnings per share:

	Year Ended December 31,
	2019	2018	2017
	(In thousands)
Basic weighted average shares outstanding	37,083	36,958	36,864
Dilutive effect of stock options and restricted stock	873	897	1,174
Diluted weighted average shares outstanding	37,956	37,855	38,038

Stock options and restricted stock totaling 146,822 shares, 83,718 shares and 31,766 shares for the years ended December 31, 2019, 2018 and 2017, respectively, were excluded from the computation of diluted earnings per share because their effect would have been antidilutive. The computation of diluted shares can vary among periods due, in part, to the change in the average price of the Company’s common stock.

MARKETAXESS HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

12. Credit Agreement

In October 2015, the Company entered into a two-year amended and restated credit agreement (the “Credit Agreement”) that provided for revolving loans and letters of credit up to an aggregate of $100.0 million. The Company amended the Credit Agreement in October 2017 and extended the maturity date to October 2018. The amended Credit Agreement also provided for two additional one-year extension options and modified certain borrowing terms and covenants. Following the exercise of the first option to extend the maturity date by one year in October 2018, the Company exercised its second option in October 2019 to extend the maturity date to October 2020. Subject to satisfaction of certain specified conditions, the Company is permitted to upsize the borrowing capacity under the Credit Agreement by an additional $50.0 million. As of December 31, 2019, the Company had $1.0 million in letters of credit outstanding and $99.0 million in available borrowing capacity under the Credit Agreement.

Borrowings under the Credit Agreement will bear interest at a rate per annum equal to the base rate or adjusted LIBOR plus an applicable margin that varies with the Company’s consolidated total leverage ratio. The Credit Agreement requires that the Company satisfies certain covenants, which includes leverage ratios, a minimum net regulatory capital balance for certain subsidiaries and minimum earnings before interest, tax, depreciation and amortization requirements. The Company was in compliance with all applicable covenants at December 31, 2019 and December 31, 2018.

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

The following table presents the components of occupancy expense for the year ended December 31, 2019:

Lease cost:	Classification	2019
		(In thousands)
Operating lease cost	Occupancy	$10,875
Operating lease cost for subleased/assigned properties	Other, net	2,422
Variable lease costs	Occupancy	169
Sublease income for subleased/assigned properties	Other, net	(2,422)
Net lease cost		$11,044

The Company determines whether an arrangement is, or includes, a lease at contract inception. Operating lease right-of-use assets and liabilities are recognized at commencement date and are initially measured based on the present value of lease payments over the defined lease term. As the Company’s leases do not provide an implicit rate, the Company used its incremental borrowing rate based on the information available at the adoption date in determining the present value of lease payments. The weighted average remaining lease term and weighted average discount rate were 13.3 years and 5.9%, respectively, for operating leases as of December 31, 2019.

MARKETAXESS HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table presents the maturity of lease liabilities as of December 31, 2019:

(In thousands)
2020	$10,955
2021	11,667
2022	10,379
2023	10,149
2024	10,816
2025 and thereafter	89,690
Total lease payments	143,656
Less: interest	45,665
Present value of lease liabilities	$97,991

Minimum lease commitments as of December 31, 2018 that had an initial term or remaining lease term in excess of one-year are as follows:

(In thousands)
2019	$9,764
2020	10,919
2021	10,114
2022	9,067
2023	8,738
2024 and thereafter	95,467
$144,069

In September 2019, the Company entered into a lease agreement for approximately 15,646 square feet of office space in London, which commenced on December 1, 2019 and expires on January 15, 2027. At commencement, the aggregate minimum rental commitment under such lease was $8.3 million. The Company recorded a new right-of-use asset and corresponding lease liability of approximately $7.0 million.

The Company has entered into agreements that assign the Company’s lease obligations on two properties to third parties and is contingently liable should the third parties default on future lease obligations through the lease termination dates of November 2020 and February 2022. The aggregate amount of the future lease obligations under these arrangements is $3.8 million as of December 31, 2019.

14. Commitments and Contingencies

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

MARKETAXESS HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Other

The Company, through certain of its subsidiaries, executes bond transactions between and among institutional investor and broker-dealer clients on a matched principal basis by serving as counterparty to both the buyer and the seller in trades which settle through third-party clearing brokers. Settlement typically occurs within one to two trading days after the trade date. Cash settlement of the transaction occurs upon receipt or delivery of the underlying instrument that was traded. Under securities clearing agreements with third party clearing brokers, the Company maintains collateral deposits with each clearing broker in the form of cash. As of December 31, 2019 and 2018, the amount of the collateral deposits, which are disclosed in the Consolidated Statements of Cash Flows as restricted cash, and included in prepaid expenses and other assets in the Consolidated Statements of Financial Condition was $4.1 million and $1.1 million, respectively. The Company is exposed to credit risk in the event a counterparty does not fulfill its obligation to complete a transaction or if there is a miscommunication or other error in executing a matched principal transaction. Pursuant to the terms of the securities clearing agreements, each third-party clearing broker has the right to charge the Company for any losses they suffer resulting from a counterparty’s failure on any of the Company’s trades. The Company did not record any liabilities or losses with regard to this right for the years ended December 31, 2019, 2018 and 2017.

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

For the years ended December 31, 2019, 2018 and 2017, the U.K. was the only individual foreign country in which the Company had a subsidiary that accounted for 10% or more of the total revenues or total long-lived assets. Revenues and long-lived assets are attributed to geographic area based on the location of the particular subsidiary. Long-lived assets are defined as furniture, equipment, leasehold improvements and capitalized software. Information regarding revenue for the three years ended December 31, 2019, 2018 and 2017 and long-lived assets as of December 31, 2019 and 2018 follows:

	Year Ended December 31,
	2019	2018	2017
	(In thousands)
Revenues
United States	$424,731	$367,373	$332,982
United Kingdom	84,076	66,241	58,991
Other	2,545	1,951	1,449
Total	$511,352	$435,565	$393,422

	As of December 31,
	2019	2018
	(In thousands)
Long-lived assets, as defined
United States	$62,356	$55,200
United Kingdom	9,410	7,787
Other	29	23
Total	$71,795	$63,010

MARKETAXESS HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

16. Retirement and Deferred Compensation Plans

The Company, through its U.S. and U.K. subsidiaries, offers its employees the opportunity to invest in defined contribution plans. For the years ended December 31, 2019, 2018 and 2017, the Company contributed $3.3 million, $2.6 million and $1.8 million, respectively, to the plans.

The Company offers a non-qualified deferred cash incentive plan to certain officers and other employees. Under the plan, eligible employees may defer up to 100% of their annual cash incentive pay. The Company has elected to fund its deferred compensation obligations through a rabbi trust. The rabbi trust is subject to creditor claims in the event of insolvency but such assets are not available for general corporate purposes. Assets held in the rabbi trust are invested in mutual funds, as selected by the participants, which are designated as trading securities and carried at fair value. As of December 31, 2019 and 2018, the fair value of the mutual fund investments and deferred compensation obligations were $6.2 million and $4.1 million, respectively. Changes in the fair value of securities held in the rabbi trust and offsetting increases or decreases in the deferred compensation obligation are recognized in other, net in the Company’s Consolidated Statements of Operations.

17. Parent Company Information

The following tables present Parent Company–only financial information and should be read in conjunction with the consolidated financial statements of the Company.

MARKETAXESS HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

MarketAxess Holdings Inc.
(Parent Company Only)
Condensed Statements of Financial Condition

	As of
	December 31, 2019	December 31, 2018
	(In thousands)

ASSETS
Cash and cash equivalents	$48,241	$95,840
Investments, at fair value	141,318	149,266
Accounts receivable	63	59
Receivable from subsidiaries	5,997	—
Intangible assets, net of accumulated amortization	30	—
Furniture, equipment, leasehold improvements and capitalized software, net of accumulated depreciation and amortization	25,247	25,742
Operating lease right-of-use assets	68,559	—
Investments in subsidiaries	570,145	356,363
Prepaid expenses and other assets	3,506	4,439
Deferred tax assets, net	3,472	5,039
Income and other tax receivable	3,219	—
Total assets	$869,797	$636,748

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Accrued employee compensation	$6,543	$5,667
Income and other tax liabilities	—	2,612
Payable to subsidiaries	—	3
Accounts payable, accrued expenses and other liabilities	9,254	20,588
Operating lease liabilities	83,909	—
Total liabilities	99,706	28,870

Stockholders' equity
Preferred stock	—	—
Series A Preferred Stock	—	—
Common stock voting	122	122
Common stock non-voting	—	—
Additional paid-in capital	342,541	341,860
Treasury stock	(153,388)	(184,962)
Retained earnings	591,086	463,252
Accumulated other comprehensive loss	(10,270)	(12,394)
Total stockholders' equity	770,091	607,878
Total liabilities and stockholders' equity	$869,797	$636,748

MARKETAXESS HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

MarketAxess Holdings Inc.
(Parent Company Only)
Condensed Statements of Operations and Comprehensive Income

	Year Ended December 31,
	2019	2018	2017
	(In thousands)

Dividends from subsidiary	$165,000	$130,000	$120,000

Expenses
Employee compensation and benefits	16,100	10,785	11,289
Depreciation and amortization	1,919	1,760	1,971
Technology and communications	13	43	41
Professional and consulting fees	6,523	4,932	4,185
Occupancy	850	7,381	143
General and administrative	2,252	1,513	852
Total expenses	27,657	26,414	18,481
Operating income	137,343	103,586	101,519
Other income (expense)
Investment income	5,305	3,835	2,608
Other, net	(1,344)	(711)	(685)
Total other income	3,961	3,124	1,923
Income before income taxes and equity in undistributed income of subsidiaries	141,304	106,710	103,442
Provision for income taxes	(9,442)	(7,350)	(13,935)
Income before equity in undistributed income of subsidiaries	150,746	114,060	117,377
Equity in undistributed income of subsidiaries	54,156	58,792	30,712
Net income	204,902	172,852	148,089
Other comprehensive income (loss), net	2,124	(2,168)	2,002
Comprehensive income	$207,026	$170,684	$150,091

MARKETAXESS HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

MarketAxess Holdings Inc.
(Parent Company Only)
Condensed Statements of Cash Flows
	Year Ended December 31,
	2019	2018	2017
	(In thousands)
Cash flows from operating activities
Net income	$204,902	$172,852	$148,089
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,919	1,760	1,971
Amortization of operating lease right-of-use assets	4,027	—	—
Stock-based compensation expense	21,800	14,257	13,071
Deferred taxes	1,255	(2,515)	5,004
Equity in undistributed income of subsidiaries	(54,156)	(58,792)	(30,712)
Other	328	710	1,581
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(4)	(14)	205
(Increase) decrease in receivable from subsidiaries	(6,000)	7,529	17,518
Decrease (increase) in prepaid expenses and other assets	933	(782)	687
(Increase) in mutual funds held in rabbi trust	(1,183)	(470)	(949)
Increase in accrued employee compensation	876	567	607
(Increase) in income and other tax receivable	(3,219)	—	—
(Decrease) increase in income and other tax liabilities	(2,612)	469	(825)
(Decrease) increase in accounts payable, accrued expenses and other liabilities	(2,039)	13,619	(261)
Increase in operating lease liabilities	1,191	—	—
Net cash provided by operating activities	168,018	149,190	155,986
Cash flows from investing activities
Acquisition of business, net of cash and cash equivalents acquired	(102,320)	—	—
Repayment from subsidiary	—	—	5,000
Available-for-sale investments
Proceeds from maturities and sales	170,936	333,791	187,794
Purchases	(160,827)	(336,533)	(215,831)
Purchases of furniture, equipment and leasehold improvements	(1,424)	(24,786)	(2,160)
Purchase of intangible asset	(30)	—	—
Net cash (used in) investing activities	(93,665)	(27,528)	(25,197)
Cash flows from financing activities
Cash dividend on common stock	(76,231)	(62,432)	(48,888)
Exercise of stock options	1,207	2,973	1,972
Withholding tax payments on restricted stock vesting and stock option exercises	(25,820)	(8,043)	(27,691)
Repurchases of common stock	(17,256)	(25,171)	(42,461)
Net cash (used in) financing activities	(118,100)	(92,673)	(117,068)
Effect of exchange rate changes on investments	(3,852)	4,129	(4,687)
Cash and cash equivalents including restricted cash
Net (decrease) increase for the period	(47,599)	33,118	9,034
Beginning of period	95,840	62,722	53,688
End of period	$48,241	$95,840	$62,722
Supplemental cash flow information:
Cash paid during the year for income taxes	$41,025	$37,721	$37,769
Non-cash investing and financing activity:
Treasury stock used for acquisition of business	$(48,830)	$—	$—

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Our management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our “disclosure controls and procedures,” as that term is defined in Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of December 31, 2019. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective to ensure that information required to be disclosed by MarketAxess in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and to ensure that information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2019 identified in connection with the evaluation thereof by our management, including the Chief Executive Officer and Chief Financial Officer, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s annual report on internal control over financial reporting and the report of our independent registered public accounting firm appears in Part II, Item 8. “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this item is incorporated herein by reference to the sections entitled “Proposal 1 — Election of Directors,” “Corporate Governance and Board Matters,” and “Executive Officers” in our definitive Proxy Statement (the “Proxy Statement”) for the Annual Meeting of Stockholders to be held in the second quarter of 2020. We intend to file the Proxy Statement within 120 days after the end of our fiscal year (i.e., on or before April 30, 2020). Our Code of Conduct applicable to directors and all employees, including senior financial officers, is available on our website at www.marketaxess.com. If we make any amendments to our Code of Conduct that are required to be disclosed pursuant to the Exchange Act, we will make such disclosures on our website.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item with respect to the security ownership of certain beneficial owners and management is incorporated herein by reference to the sections entitled “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” in the Company’s Proxy Statement.

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
2.1

Unit Purchase Agreement, dated as of August 12, 2019, by and among MarketAxess Holdings Inc., LiquidityEdge LLC, each of the Sellers identified therein, RF7 LLC (as the Sellers’ Representative) and David Rutter (solely for purposes of Section 6.7 thereof) (incorporated by reference to Exhibit 2.1 to the registrant’s Quarterly Report on Form 10-Q dated October 25, 2019)

2.1(a)*	Amendment No. 1 to Unit Purchase Agreement, dated as of November 1, 2019, by and between MarketAxess Holdings Inc. and RF7 LLC (as the Sellers’ Representative)
3.1(a)

Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.2 to Amendment No.2 to the registrant’s Registration Statement on Form S-1 dated May 7, 2004 (Registration No. 333-112718))

3.1(b)

Form of Certificate of Designation of Series A Preferred Stock of MarketAxess Holdings Inc. (incorporated by reference to Exhibit 3.1 to the registrant’s Registration Statement on Form 8-A dated June 3, 2008)

3.2(a)	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.4 to Amendment No.2 to the registrant’s Registration Statement on Form S-1 dated May 7, 2004 (Registration No. 333-112718))
3.2(b)	Amendment No. 1 to the Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K dated January 25, 2013)
4.1	Specimen Common Stock certificate (incorporated by reference to Exhibit 4.1 to Amendment No. 2 to the registrant’s Registration Statement on Form S-1 dated May 7, 2004 (Registration No. 333-112718))
4.2(a)	See Exhibits 3.1 for provisions defining the rights of holders of common stock and non-voting common stock of the registrant
4.2(b)	See Exhibits 3.2 for provisions defining the rights of holders of common stock and non-voting common stock of the registrant
4.3*	Description of registrant’s securities
10.1(a)

MarketAxess Holdings Inc. 2012 Incentive Plan as Amended and Restated Effective June 7, 2016 (incorporated by reference to Appendix A to the registrant’s Proxy Statement for its Annual Meeting for Stockholders held on June 7, 2016, filed on April 25, 2016)#

10.1(b)

Amendment Number One to the MarketAxess Holdings Inc. 2012 Incentive Plan as Amended and Restated Effective June 7, 2016 (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K dated April 21, 2017)#

10.1(c)

Amendment to the MarketAxess Holdings Inc. 2012 Incentive Plan (Amended and Restated Effective June 7, 2016), as amended (incorporated by reference to Appendix A to the registrant’s Proxy Statement for its Annual Meeting of Stockholders held on June 7, 2018, filed April 25, 2018)#

10.2

MarketAxess Holdings Inc. 2004 Annual Performance Incentive Plan (incorporated by reference to Exhibit 10.11 to Amendment No. 2 to the registrant’s Registration Statement on Form S-1 dated May 7, 2004 (Registration No. 333-112718))#

Number	Description
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

10.11(b)*	Restricted Stock Agreement Pursuant to the MarketAxess Holdings Inc. 2012 Incentive Plan, dated as of April 1, 2017, by and between MarketAxess Holdings, Inc. and Christophe Roupie#
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

Number	Description
10.14(a)

Amended and Restated Credit Agreement, dated as of October 30, 2015, among MarketAxess Holdings Inc., a Delaware corporation, the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K dated November 3, 2015)

10.14(b)

Amended and Restated Guarantee Agreement, dated as of October 30, 2015, by and among MarketAxess Technologies Inc., as initial guarantor, and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K dated November 3, 2015)

10.14(c)

Amended and Restated Pledge and Security Agreement, dated as of October 30, 2015, by and between MarketAxess Holdings Inc., a Delaware corporation, as borrower, MarketAxess Technologies Inc., as guarantor, and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.3 to the registrant’s Current Report on Form 8-K dated November 3, 2015)

10.14(d)

Omnibus Amendment, dated October 19, 2017, by and among MarketAxess Holdings Inc., the other loan parties party hereto, the lenders party hereto and JPMorgan Chase Bank, N.A. (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K dated October 18, 2017)

10.14(e)

Second Amendment, dated October 14, 2019, to Amended and Restated Credit Agreement by and among MarketAxess Holdings Inc., the other loan parties party thereto, the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K dated October 17, 2019)

21.1*	Subsidiaries of the Registrant
23.1*	Consent of PricewaterhouseCoopers LLP
31.1*	Certification by Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification by Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
104	The cover page from the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 has been formatted in Inline XBRL and is included in Exhibits 101.

*	Filed herewith.

#   Management contract or compensatory plan or arrangement.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MARKETAXESS HOLDINGS INC.

By:	/s/ RICHARD M. MCVEY
Richard M. McVey
Chief Executive Officer

Date:	February 18, 2020

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title(s)	Date

/s/ RICHARD M. MCVEY Richard M. McVey	Chief Executive Officer and Chairman of the Board of Directors (principal executive officer)	February 18, 2020

/s/ ANTONIO L. DELISE Antonio L. DeLise	Chief Financial Officer (principal financial and accounting officer)	February 18, 2020

/s/ CHRISTOPHER R. CONCANNON Christopher R. Concannon	Director, President and Chief Operating Officer	February 18, 2020

/s/ NANCY ALTOBELLO	Director	February 18, 2020
Nancy Altobello

/s/ STEVEN L. BEGLEITER	Director	February 18, 2020
Steven L. Begleiter

/s/ STEPHEN P. CASPER	Director	February 18, 2020
Stephen P. Casper

/s/ JANE CHWICK	Director	February 18, 2020
Jane Chwick

/s/ WILLIAM CRUGER	Director	February 18, 2020
William Cruger

/s/ JUSTIN GMELICH	Director	February 18, 2020
Justin Gmelich

/s/ RICHARD G. KETCHUM	Director	February 18, 2020
Richard G. Ketchum

/s/ EMILY PORTNEY	Director	February 18, 2020
Emily Portney
/s/ RICHARD PRAGER	Director	February 18, 2020
Richard Prager

/s/ JOHN STEINHARDT	Director	February 18, 2020
John Steinhardt