Form 10-Q
period 2020-03-31
MARKETAXESS HOLDINGS INC
filed 2020-05-01
CIK 1278021

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

or

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

As of April 28, 2020, the number of shares of the Registrant’s voting common stock outstanding was 37,910,214.

MARKETAXESS HOLDINGS INC.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2020

PART I — Financial Information

Item 1. Financial Statements

MARKETAXESS HOLDINGS INC.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Unaudited)

	As of
	March 31, 2020	December 31, 2019
	(In thousands, except share and per share amounts)
ASSETS
Cash and cash equivalents	$363,811	$270,124
Investments, at fair value	135,617	230,477
Accounts receivable, net of allowance of $83 and $57 as of March 31, 2020 and December 31, 2019, respectively	93,572	62,017
Goodwill	147,394	146,861
Intangible assets, net of accumulated amortization	60,285	60,986
Furniture, equipment, leasehold improvements and capitalized software, net of accumulated depreciation and amortization	74,926	71,795
Operating lease right-of-use assets	79,651	81,399
Prepaid expenses and other assets	20,289	30,770
Deferred tax assets, net	58	501
Total assets	$975,603	$954,930

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Accrued employee compensation	$21,929	$47,365
Income and other tax liabilities	20,776	16,690
Deferred revenue	3,950	3,499
Accounts payable, accrued expenses and other liabilities	34,764	19,294
Operating lease liabilities	96,301	97,991
Total liabilities	177,720	184,839

Commitments and Contingencies (Note 12)

Stockholders' equity
Preferred stock, $0.001 par value, 4,855,000 shares authorized, no shares issued and outstanding as of March 31, 2020 and December 31, 2019	$—	$—
Series A Preferred Stock, $0.001 par value, 110,000 shares authorized, no shares issued and outstanding as of March 31, 2020 and December 31, 2019	—	—
Common stock voting, $0.003 par value, 110,000,000 shares authorized, 40,739,022 shares and 40,746,593 shares issued and 37,914,922 shares and 37,935,984 shares outstanding as of March 31, 2020 and December 31, 2019, respectively	122	122
Common stock non-voting, $0.003 par value, 10,000,000 shares authorized, no shares issued and outstanding as of March 31, 2020 and December 31, 2019	—	—
Additional paid-in capital	328,055	342,541
Treasury stock - Common stock voting, at cost, 2,824,100 and 2,810,609 shares as of March 31, 2020 and December 31, 2019, respectively	(158,803)	(153,388)
Retained earnings	643,129	591,086
Accumulated other comprehensive loss	(14,620)	(10,270)
Total stockholders' equity	797,883	770,091
Total liabilities and stockholders' equity	$975,603	$954,930

The accompanying notes are an integral part of these consolidated financial statements.

MARKETAXESS HOLDINGS INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
	2020	2019
	(In thousands, except share and per share amounts)
Revenues
Commissions	$155,954	$112,760
Information services	8,642	7,366
Post-trade services	4,153	4,100
Other	229	265
Total revenues	168,978	124,491

Expenses
Employee compensation and benefits	41,194	32,658
Depreciation and amortization	8,067	6,082
Technology and communications	8,161	5,782
Professional and consulting fees	5,675	5,831
Occupancy	3,474	2,949
Marketing and advertising	2,675	2,299
Clearing costs	5,510	2,577
General and administrative	3,133	3,124
Total expenses	77,889	61,302
Operating income	91,089	63,189
Other income (expense)
Investment income	1,269	1,989
Other, net	(656)	42
Total other income	613	2,031
Income before income taxes	91,702	65,220
Provision for income taxes	16,886	12,698
Net income	$74,816	$52,522

Net income per common share
Basic	$2.01	$1.42
Diluted	$1.96	$1.39

Cash dividends declared per common share	$0.60	$0.51

Weighted average shares outstanding
Basic	37,303	37,043
Diluted	38,075	37,832

The accompanying notes are an integral part of these consolidated financial statements.

MARKETAXESS HOLDINGS INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended March 31,
	2020	2019
	(In thousands)
Net income	$74,816	$52,522
Net cumulative translation adjustment and foreign currency exchange hedge, net of tax of $2,441 and $(452), respectively	(3,859)	1,118
Net unrealized gain on securities available-for-sale, net of tax of $(155) and $143, respectively	(491)	459
Comprehensive income	$70,466	$54,099

The accompanying notes are an integral part of these consolidated financial statements.

MARKETAXESS HOLDINGS INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

	Common Stock Voting	Additional Paid-In Capital	Treasury Stock - Common Stock Voting	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
	(In thousands)

Balance at January 1, 2020	$122	$342,541	$(153,388)	$591,086	$(10,270)	$770,091
Net income	—	—	—	74,816	—	74,816
Cumulative translation adjustment and foreign currency exchange hedge, net of tax	—	—	—	—	(3,859)	(3,859)
Unrealized net loss on securities available-for-sale, net of tax	—	—	—	—	(491)	(491)
Stock-based compensation	—	6,677	—	—	—	6,677
Exercise of stock options	—	80	—	—	—	80
Withholding tax payments on restricted stock vesting and stock option exercises	—	(21,243)	—	—	—	(21,243)
Repurchases of common stock	—	—	(5,415)	—	—	(5,415)
Cash dividend on common stock	—	—	—	(22,773)	—	(22,773)
Balance at March 31, 2020	$122	$328,055	$(158,803)	$643,129	$(14,620)	$797,883

	Common Stock Voting	Additional Paid-In Capital	Treasury Stock - Common Stock Voting	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
	(In thousands)

Balance at January 1, 2019	$122	$341,860	$(184,962)	$463,252	$(12,394)	$607,878
Net income	—	—	—	52,522	—	52,522
Cumulative translation adjustment and foreign currency exchange hedge, net of tax	—	—	—	—	1,118	1,118
Unrealized net gain on securities available-for-sale, net of tax	—	—	—	—	459	459
Stock-based compensation	—	5,196	—	—	—	5,196
Exercise of stock options	—	172	—	—	—	172
Withholding tax payments on restricted stock vesting and stock option exercises	—	(11,803)	—	—	—	(11,803)
Repurchases of common stock	—	—	(5,184)	—	—	(5,184)
Cash dividend on common stock	—	—	—	(19,212)	—	(19,212)
Balance at March 31, 2019	$122	$335,425	$(190,146)	$496,562	$(10,817)	$631,146

The accompanying notes are an integral part of these consolidated financial statements.

MARKETAXESS HOLDINGS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2020	2019
	(In thousands)
Cash flows from operating activities
Net income	$74,816	$52,522
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,067	6,082
Amortization of operating lease right-of-use assets	1,645	1,291
Stock-based compensation expense	6,677	5,196
Deferred taxes	2,734	2,022
Other	2,036	(587)
Changes in operating assets and liabilities:
(Increase) in accounts receivable	(31,640)	(13,453)
Decrease in prepaid expenses and other assets	8,539	5,264
Decrease in trading investments	56,394	6,015
(Increase) in mutual funds held in rabbi trust	(289)	(1,546)
(Decrease) in accrued employee compensation	(25,436)	(22,354)
Increase in income and other tax liabilities	1,950	2,267
Increase in deferred revenue	451	735
Increase (decrease) in accounts payable, accrued expenses and other liabilities	15,941	(3,764)
(Decrease) in operating lease liabilities	(1,516)	(321)
Net cash provided by operating activities	120,369	39,369
Cash flows from investing activities
Acquisition of business, net of cash and cash equivalents acquired	(533)	—
Available-for-sale investments
Proceeds from maturities and sales	45,154	67,603
Purchases	(8,995)	(53,193)
Purchases of furniture, equipment and leasehold improvements	(4,291)	(649)
Capitalization of software development costs	(6,778)	(3,184)
Other	—	(15)
Net cash provided by investing activities	24,557	10,562
Cash flows from financing activities
Cash dividend on common stock	(23,244)	(19,412)
Exercise of stock options	80	172
Withholding tax payments on restricted stock vesting and stock option exercises	(21,243)	(11,803)
Repurchases of common stock	(5,415)	(5,184)
Net cash (used in) financing activities	(49,822)	(36,227)
Effect of exchange rate changes on cash and cash equivalents	(3,360)	943
Cash and cash equivalents including restricted cash
Net increase for the period	91,744	14,647
Beginning of period	274,253	247,458
End of period	$365,997	$262,105

Supplemental cash flow information
Non-cash activity
Operating lease right-of-use assets obtained in exchange for operating lease liabilities	$674	$—

The accompanying notes are an integral part of these consolidated financial statements.

MARKETAXESS HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Organization and Principal Business Activity

MarketAxess Holdings Inc. (the “Company” or “MarketAxess”) was incorporated in the State of Delaware on April 11, 2000. Through its subsidiaries, MarketAxess operates leading electronic trading platforms delivering expanded liquidity opportunities, improved execution quality and significant cost savings across global fixed-income markets. Over 1,700 institutional investor and broker-dealer firms are active users of MarketAxess’ patented trading technology, accessing global liquidity on our platforms in U.S. investment-grade bonds, U.S. high-yield bonds, U.S. Treasuries, emerging market debt, Eurobonds and other fixed-income securities. Through its Open Trading™ protocols, MarketAxess executes bond trades between and among institutional investor and broker-dealer clients in the leading all-to-all anonymous trading environment for corporate bonds. MarketAxess also offers a number of trading-related products and services, including: Composite+ pricing and other market data products to assist clients with trading decisions; auto-execution and other execution services for clients requiring specialized workflow solutions; connectivity solutions that facilitate straight-through processing; and technology services to optimize trading environments. The Company also offers a range of pre- and post-trade services, including trade matching, trade publication, regulatory transaction reporting and market and reference data across a range of fixed-income and other products.

2. Significant Accounting Policies

Basis of Presentation

The consolidated financial statements include the accounts of the Company and its subsidiaries. All intercompany transactions and balances have been eliminated. These consolidated financial statements are unaudited and should be read in conjunction with the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019. The consolidated financial information as of December 31, 2019 has been derived from audited financial statements not included herein. These unaudited consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) with respect to Form 10-Q and reflect all adjustments that, in the opinion of management, are normal and recurring, and that are necessary for a fair statement of the results for the interim periods presented. In accordance with such rules and regulations, certain disclosures that are normally included in annual financial statements have been omitted. Interim period operating results may not be indicative of the operating results for a full year.

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

In January 2017, the FASB issued ASU 2017-04, “Intangibles-Goodwill-and-Other” (“ASU 2017-04”). ASU 2017-04 simplifies the testing for goodwill impairment, which eliminates the requirement to determine the fair value of individual assets and liabilities of a reporting unit to measure goodwill impairment. Instead, goodwill impairment testing will be performed by comparing the fair value of the reporting unit with its carrying amount and recognizing impairment by which the carrying amount exceeds the reporting unit’s fair value. The Company adopted ASU 2017-04 effective January 1, 2020 on a prospective basis. Adoption of this guidance did not have a material impact on the Company’s Consolidated Financial Statements.

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

Investments

The Company determines the appropriate classification of securities at the time of purchase which are recorded in the Consolidated Statements of Financial Condition on the trade date. Securities are classified as available-for-sale or trading. The Company’s available-for-sale investments are comprised of investment grade corporate debt securities. Available-for-sale investments are carried at fair value with the unrealized gains or losses reported in accumulated other comprehensive loss in the Consolidated Statements of Financial Condition. Trading investments include investment grade corporate debt securities and U.S. Treasuries and are carried at fair value, with realized and unrealized gains or losses included in other, net income in the Consolidated Statements of Operations.

The Company assesses whether an other-than-temporary impairment loss on the available-for-sale investments has occurred due to declines in fair value or other market conditions. The portion of an other-than-temporary impairment related to credit loss is recorded as a charge to other, net income in the Consolidated Statements of Operations. The remainder is recognized in accumulated other comprehensive loss if the Company does not intend to sell the security and it is more likely than not that the Company will not be required to sell the security prior to recovery. No charges for other-than-temporary losses were recorded during the three months ended March 31, 2020 and 2019, respectively.

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

Commission Revenue – The Company charges its broker-dealer clients variable transaction fees for trades executed on its platforms and, under certain plans, distribution fees or monthly minimum fees to use the platforms for a particular product area. Variable transaction fees are generally calculated as a percentage of the notional dollar volume of bonds traded on the platforms and vary based on the type, size, yield and maturity of the bond traded. Under the Company’s disclosed trading transaction fee plans, bonds that are more actively traded or that have shorter maturities are generally charged lower commissions, while bonds that are less actively traded or that have longer maturities generally command higher commissions. Variable transaction fees, distribution fees and unused monthly fee commitments are invoiced and recorded on a monthly basis.

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

	Three Months Ended March 31,
	2020	2019
	(In thousands)
Commission revenue by fee type
Variable transaction fees
Disclosed trading	$84,245	$66,056
Open Trading - matched principal trading	40,358	23,036
U.S. Treasuries - matched principal trading	4,563	—
Total variable transaction fees	129,166	89,092
Distribution fees and unused minimum fees	26,788	23,668
Total commissions	$155,954	$112,760

Information services – Information services includes data licensed to the Company’s broker-dealer clients, institutional investor clients and data-only subscribers; professional and consulting services; technology software licenses; and maintenance and support services. The nature and timing of each performance obligation may vary as these contracts are either subscription based services transferred over time, and may be net of volume-based discounts, or one-time services that are transferred at a point in time. Revenues for services transferred over time are recognized ratably over the contract period as the Company’s performance obligation is met whereas revenues for services transferred at a point in time are recognized in the period the services are provided. Customers are generally billed monthly, quarterly, or annually; revenues billed in advance are deferred and recognized ratably over the contract period. The following table presents information services revenue by timing of recognition:

	Three Months Ended March 31,
	2020	2019
	(In thousands)
Information services revenue by timing of recognition
Services transferred over time	$7,806	$7,219
Services transferred at a point in time	836	147
Total information services revenues	$8,642	$7,366

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

	Three Months Ended March 31,
	2020	2019
	(In thousands)
Post-trade services revenue by timing of recognition
Services transferred over time	$4,150	$4,087
Services transferred at a point in time	3	13
Total post-trade services revenues	$4,153	$4,100

Other revenues – Other revenues primarily includes revenue from telecommunications line charges to broker-dealer clients.

Contract liabilities consist of deferred revenues that the Company records when cash payments are received or due in advance of services to be performed. The revenue recognized from contract liabilities and the remaining balance is shown below:

	December 31, 2019	Payments received in advance of services to be performed	Revenue recognized for services performed during the period	Foreign Currency Translation	March 31, 2020
	(In thousands)
Information services	$2,138	$2,103	$(1,843)	$—	$2,398
Post-trade services	1,361	4,014	(3,735)	(88)	1,552
Total deferred revenue	$3,499	$6,117	$(5,578)	$(88)	$3,950

The majority of the Company’s contracts are short-term in nature with durations of less than one-year. For contracts extending beyond one year, the aggregate amount of the transaction price allocated to remaining performance obligations was $39.5 million as of March 31, 2020. The Company expects to recognize revenue associated with the remaining performance obligations over the next 28 months.

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

3. Net Capital Requirements

Certain U.S. subsidiaries of the Company are registered as a broker-dealer or swap execution facility (“SEF”) and therefore are subject to the applicable rules and regulations of the SEC and the Commodity Futures Trading Commission (“CFTC”). These rules contain minimum net capital requirements, as defined in the applicable regulations, and also may require that a significant part of the registrants’ assets be kept in relatively liquid form. Certain of the Company’s foreign subsidiaries are regulated by the Financial Conduct Authority (“FCA”) in the U.K. or other foreign regulators and must maintain financial resources, as defined in the applicable regulations, in excess of the applicable financial resources requirement. As of March 31, 2020, each of the Company’s subsidiaries that are subject to these regulations had net capital or financial resources in excess of their minimum requirements. As of March 31, 2020, the Company’s subsidiaries maintained aggregate net capital and financial resources that was $239.9 million in excess of the required levels of $21.8 million.

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

	Level 1	Level 2	Level 3	Total
	(In thousands)
As of March 31, 2020
Money market funds	$152,808	$—	$—	$152,808
Securities available-for-sale
Corporate debt	—	100,788	—	100,788
Trading securities
Corporate debt	—	28,322	—	28,322
Mutual funds held in rabbi trust	—	6,507	—	6,507
Foreign currency forward position	—	(7,379)	—	(7,379)
Total	$152,808	$128,238	$—	$281,046

As of December 31, 2019
Money market funds	$99,755	$—	$—	$99,755
Securities available-for-sale
Corporate debt	—	137,835	—	137,835
Trading securities
Corporate debt	—	31,120	—	31,120
U.S. Treasuries	—	55,305	—	55,305
Mutual funds held in rabbi trust	—	6,217	—	6,217
Foreign currency forward position	—	(2,772)	—	(2,772)
Total	$99,755	$227,705	$—	$327,460

Securities classified within Level 2 were valued using a market approach utilizing prices and other relevant information generated by market transactions involving comparable assets. The foreign currency forward contracts are classified within Level 2 as the valuation inputs are based on quoted market prices. The mutual funds held in a rabbi trust represent investments associated with the Company’s deferred cash incentive plan. There were no financial assets classified within Level 3 during the three months ended March 31, 2020 and 2019.

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

	As of
	March 31, 2020	December 31, 2019
	(In thousands)
Notional value	$156,787	$155,885
Fair value of notional	164,166	158,657
Fair value of the (liability)	$(7,379)	$(2,772)

The following is a summary of the Company’s investments:

	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
	(In thousands)
As of March 31, 2020
Securities available-for-sale
Corporate debt	$100,718	$373	$(303)	$100,788
Trading securities
Corporate debt	28,483	15	(176)	28,322
Mutual funds held in rabbi trust	7,680	5	(1,178)	6,507
Total trading securities	36,163	20	(1,354)	34,829
Total investments	$136,881	$393	$(1,657)	$135,617

As of December 31, 2019
Securities available-for-sale
Corporate debt	$137,119	$721	$(5)	$137,835
Trading securities
Corporate debt	31,120	14	(14)	31,120
U.S. Treasuries	54,738	567	—	55,305
Mutual funds held in rabbi trust	5,173	1,044	—	6,217
Total trading securities	91,031	1,625	(14)	92,642
Total investments	$228,150	$2,346	$(19)	$230,477

The following table summarizes the fair value of the investments based upon the contractual maturities:

	As of
	March 31, 2020	December 31, 2019
	(In thousands)
Less than one year	$77,828	$120,850
Due in 1 - 5 years	57,789	109,627
Total	$135,617	$230,477

Proceeds from the sales and maturities of investments during the three months ended March 31, 2020 and 2019 were $111.4 million and $100.1 million, respectively.

The following table provides fair values and unrealized losses on investments and by the aging of the securities’ continuous unrealized loss position as of March 31, 2020 and December 31, 2019:

	Less than Twelve Months		Twelve Months or More		Total
	Estimated fair value	Gross unrealized losses	Estimated fair value	Gross unrealized losses	Estimated fair value	Gross unrealized losses
	(In thousands)
As of March 31, 2020
Corporate debt	$51,528	$(479)	$—	$—	$51,528	$(479)

As of December 31, 2019
Corporate debt	$27,999	$(18)	$4,406	$(1)	$32,405	$(19)

5. Acquisition

On November 1, 2019, the Company and one of its subsidiaries completed their acquisition (the “Acquisition”) of all of the outstanding equity interests of LiquidityEdge LLC (“LiquidityEdge”) pursuant to the terms and conditions of a Unit Purchase Agreement entered into among the Company, LiquidityEdge, the holders of all the outstanding equity interests in LiquidityEdge and certain other persons named therein on August 12, 2019 (as amended, the “Agreement”). The aggregate consideration for the Acquisition was $152.7 million, comprised of approximately $103.9 million in cash and 146,450 shares of common stock of the Company (valued at approximately $48.8 million as of the closing date of the Acquisition, as described below). The aggregate consideration was increased by $0.5 million in the first quarter of 2020 to adjust for cash on hand, outstanding debt, transaction expenses and working capital as set forth in the Agreement. A portion of the stock consideration, amounting to 43,937 shares of common stock, was placed in escrow for up to 18 months to secure the sellers’ indemnification obligations under the Agreement. In addition, under the Agreement, the sellers are generally prohibited from transferring any of the Company common stock received in the Acquisition for a period of six months following the November 1, 2019 closing date. The value ascribed to the shares by the Company was discounted from the market value on the date of closing to reflect the non-marketability of such shares during the restriction period.

LiquidityEdge is a limited liability company organized in the state of Delaware and is a broker-dealer registered with the SEC and the Financial Industry Regulatory Authority (“FINRA”). LiquidityEdge offers an electronic trading platform for U.S. Treasuries.

The Company has completed a preliminary allocation of the purchase price to the fair value of assets acquired and liabilities assumed at the date of acquisition. The Company utilized an independent third-party to determine the fair value of the acquired intangible assets. It is possible that the purchase price allocation will be adjusted upon finalization of the accounting for the acquired assets. The purchase price allocation as of March 31, 2020 is as follows (in thousands):

Purchase price	$153,210
Less: acquired cash	(2,935)
Purchase price, net of acquired cash	150,275
Accounts receivable	(1,811)
Intangible assets	(58,780)
Prepaid expenses and other assets	(4,168)
Accounts payable, accrued expenses and other liabilities	2,165
Goodwill	$87,681

The acquired intangible assets are as follows (in thousands, except for useful lives):

	Costs	Useful Lives
Customer relationships	$58,690	15 years
Tradename - finite life	90	1 year
Total	$58,780

6. Goodwill and Intangible Assets

Goodwill and intangible assets with indefinite lives was $147.4 million and  $146.9 million as of March 31, 2020 and December 31, 2019, respectively. Intangible assets that are subject to amortization, including the related accumulated amortization, are comprised of the following:

	March 31, 2020			December 31, 2019
	Cost	Accumulated amortization	Net carrying amount	Cost	Accumulated amortization	Net carrying amount
	(In thousands)
Technology	$5,770	$(5,770)	$—	$5,770	$(5,770)	$—
Customer relationships	64,318	(4,115)	60,203	64,332	(3,451)	60,881
Non-competition agreements	380	(380)	—	380	(380)	—
Tradenames	490	(408)	82	490	(385)	105
Total	$70,958	$(10,673)	$60,285	$70,972	$(9,986)	$60,986

Amortization expense associated with identifiable intangible assets was $0.7 million and $0.1 million for the three months ended March 31, 2020 and 2019, respectively. Estimated total amortization expense is $3.3 million, $5.7 million, $6.9 million, $7.9 million and $6.7 million, respectively, for each year from 2020 through 2024.

7. Income Taxes

The provision for income taxes consists of the following:

	Three Months Ended March 31,
	2020	2019
Current:	(In thousands)
Federal	$7,766	$6,524
State and local	2,910	1,393
Foreign	3,447	2,771
Total current provision	14,123	10,688
Deferred:
Federal	1,905	1,602
State and local	352	249
Foreign	506	159
Total deferred provision	2,763	2,010
Provision for income taxes	$16,886	$12,698

Effective tax rate	18.4%	19.5%

The Company recognized excess tax benefits on share-based payments of $6.3 million and $3.0 million through the provision for income taxes for the three months ended March 31, 2020 and 2019, respectively.

The Company or one of its subsidiaries files U.S. federal, state and foreign income tax returns. The Company is currently under a New York State income tax examination for tax years 2010 through 2017. At this time, the Company cannot estimate when the examinations will conclude or the impact such examinations will have on the Company’s Consolidated Financial Statements, if any. Generally, other than New York State, the Company is no longer subject to tax examinations by tax authorities for years prior to 2016.

8. Stock-Based Compensation Plans

Total stock-based compensation expense was as follows:

	Three Months Ended March 31,
	2020	2019
	(In thousands)
Employees	$6,399	$4,916
Non-employee directors	278	280
Total stock-based compensation	$6,677	$5,196

The Company records stock-based compensation expense for employees in employee compensation and benefits and for non-employee directors in general and administrative expenses in the Consolidated Statements of Operations.

During the three months ended March 31, 2020, the Company granted to employees a total of 33,359 shares of restricted stock or restricted stock units, 13,900 options to purchase shares of common stock and performance-based shares with an expected pay-out at target of 13,295 shares of common stock. The fair value of the restricted stock and performance-based share awards was based on a weighted-average fair value per share at the grant date of $367.22 and $360.90, respectively. Based on the Black-Scholes option pricing model, the weighted-average fair value for each option granted was $91.43 per share.

As of March 31, 2020, the total unrecognized compensation cost related to all non-vested awards was $50.7 million. That cost is expected to be recognized over a weighted-average period of 2.3 years.

9. Earnings Per Share

The following table sets forth basic and diluted weighted average shares outstanding used to compute earnings per share:

	Three Months Ended March 31,
	2020	2019
	(In thousands)
Basic weighted average shares outstanding	37,303	37,043
Dilutive effect of stock options and restricted stock	772	789
Diluted weighted average shares outstanding	38,075	37,832

Stock options and restricted stock totaling 62,964 shares and 346,327 shares for the three months ended March 31, 2020 and 2019, respectively, were excluded from the computation of diluted earnings per share because their effect would have been antidilutive. The computation of diluted shares can vary among periods due, in part, to the change in the average price of the Company’s common stock.

10. Credit Agreement

The Company is party to an amended and restated credit agreement (the “Credit Agreement”) that provides for revolving loans and letters of credit up to an aggregate of $100.0 million. The Credit Agreement matures in October 2020. Subject to satisfaction of certain specified conditions, the Company is permitted to upsize the borrowing capacity under the Credit Agreement by an additional $50.0 million. As of March 31, 2020, the Company had $1.0 million in letters of credit outstanding and $99.0 million in available borrowing capacity under the Credit Agreement.

Borrowings under the Credit Agreement will bear interest at a rate per annum equal to the base rate or adjusted LIBOR plus an applicable margin that varies with the Company’s consolidated total leverage ratio. The Credit Agreement requires that the Company satisfies certain covenants, which includes leverage ratios and minimum earnings before interest, tax, depreciation and amortization (“EBITDA”) requirements. The Company was in compliance with all applicable covenants at March 31, 2020 and December 31, 2019.

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

11. Leases

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

The following table presents the components of occupancy expense:

		Three Months Ended March 31,
Lease cost:	Classification	2020	2019
		(In thousands)
Operating lease cost	Occupancy	$3,449	$2,745
Operating lease cost for subleased/assigned properties	Other, net	536	573
Variable lease costs	Occupancy	16	124
Sublease income subleased/assigned properties	Other, net	(536)	(573)
Net lease cost		$3,465	$2,869

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

The weighted average remaining lease term (in years) and weighted average discount rate were as follows:

	Three Months Ended March 31,
	2020	2019
Weighted average remaining lease term (in years)	13.1	14.2
Weighted average discount rate	5.9%	6.0%

The following table presents the maturity of lease liabilities as of March 31, 2020:

(In thousands)
Remainder of 2020	$8,256
2021	11,899
2022	10,239
2023	9,994
2024	10,661
2025 and thereafter	89,343
Total lease payments	140,392
Less: interest	44,091
Present value of lease liabilities	$96,301

The Company has entered into agreements that assign the Company’s lease obligations on two properties to third parties and is contingently liable should the third parties default on future lease obligations through the lease termination dates of November 2020 and February 2022. The aggregate amount of the future lease obligations under these arrangements is $3.3 million as of March 31, 2020.

12. Commitments and Contingencies

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

Other

The Company, through certain of its  subsidiaries, executes bond transactions between and among institutional investor and broker-dealer clients on a matched principal basis by serving as counterparty to both the buyer and the seller in trades which settle through third-party clearing brokers. Settlement typically occurs within one to two trading days after the trade date. Cash settlement of the transaction occurs upon receipt or delivery of the underlying instrument that was traded. Under securities clearing agreements with third party clearing brokers, the Company maintains collateral deposits with each clearing broker in the form of cash. As of March 31, 2020 and December 31, 2019, the amount of the collateral deposits, which are disclosed in the Consolidated Statements of Cash Flows as restricted cash and included in prepaid expenses and other assets in the Consolidated Statements of Financial Condition, was $2.2 million and $4.1 million, respectively. During April 2020, the Company increased the amount of the collateral deposits with clearing brokers to $20.8 million to support increased trading volume in the Company’s matched principal business. The Company is exposed to credit risk in the event a counterparty does not fulfill its obligation to complete a transaction or if there is a miscommunication or other error in executing a matched principal transaction.  Pursuant to the terms of the securities clearing agreements, each third-party clearing broker has the right to charge the Company for any losses they suffer resulting from a counterparty’s failure on any of the Company’s trades. The Company did not record any liabilities or losses with regard to this right for the three months ended March 31, 2020 and 2019.

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

13. Share Repurchase Program

In January 2019, the Board of Directors authorized a two-year share repurchase program for up to $100.0 million that commenced in April 2019. For the three months ended March 31, 2020, the Company repurchased 15,500 shares of common stock at a cost of $5.4 million. Shares repurchased under the program will be held in treasury for future use.

14. Segment and Geographic Information

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

For the three months ended March 31, 2020 and 2019, the U.K. was the only individual foreign country in which the Company had a subsidiary that accounted for 10% or more of the total revenues or total long-lived assets of the Company. Revenues and long-lived assets are attributed to a geographic area based on the location of the particular subsidiary. Long-lived assets are defined as furniture, equipment, leasehold improvements and capitalized software. Information regarding revenue for the three months ended March 31, 2020 and 2019 and long-lived assets as of March 31, 2020 and December 31, 2019 was as follows:

	Three Months Ended March 31,
	2020	2019
	(In thousands)
Revenues
United States	$141,610	$103,615
United Kingdom	22,419	20,267
Other	4,949	609
Total	$168,978	$124,491

	As of
	March 31, 2020	December 31, 2019
	(In thousands)
Long-lived assets, as defined
United States	$62,574	$62,356
United Kingdom	12,330	9,410
Other	22	29
Total	$74,926	$71,795

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

Executive Overview

MarketAxess operates leading electronic trading platforms delivering expanded liquidity opportunities, improved execution quality and significant cost savings across global fixed-income markets. Over 1,700 institutional investor and broker-dealer firms are active users of our patented trading technology, accessing global liquidity on our platforms in U.S. investment-grade bonds, U.S. high-yield bonds, U.S. Treasuries, emerging market debt, Eurobonds and other fixed income securities. Through our Open Trading protocols, we execute bond trades between and among institutional investor and broker-dealer clients in the leading all-to-all anonymous trading environment for corporate bonds. We also offer a number of trading-related products and services, including: Composite+ TM  pricing and other market data products to assist clients with trading decisions; auto-execution and other execution services for clients requiring specialized workflow solutions; connectivity solutions that facilitate straight-through processing; and technology services to optimize trading environments. In addition, we provide a range of pre- and post-trade services, including trade matching, trade publication, regulatory transaction reporting and market and reference data across a range of fixed-income and other products.

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
•

to increase the secondary market liquidity on our trading platforms by deploying innovative technology solutions, such as our Open Trading protocols, to increase the number of potential trading counterparties on our platforms and to address different trade sizes, bond liquidity characteristics and trading preferences;

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

Critical Factors Affecting Our Industry and Our Company

Recent Developments – COVID-19 Pandemic

The global economy is currently experiencing a period of significant turmoil and deteriorating economic conditions due to the outbreak of the COVID-19 pandemic (the “Pandemic”).  The steep drop in economic activity in the first quarter had an immediate and substantial impact on global credit markets with sharp credit spread widening, especially in the high-yield and emerging markets in which we operate. Credit yield spreads in U.S. corporate bonds, as measured by the Credit Suisse Liquid U.S. Corporate Index (“LUCI”), increased from 1.1% over U.S Treasuries in December 2019 to 1.5% in March 2020. Credit spread volatility in U.S. corporate bonds, as measured by the LUCI Index, increased from 1.1% in December 2019 to 11.6% in March 2020. During this market disruption, credit trading volumes reached record levels in March, and electronic trading market share on our platforms increased. The average daily trading volume of U.S. high-grade corporate bonds for the three months ended March 31, 2020, as measured by Trade Reporting and Compliance Engine (“TRACE”), increased by 29.8% compared to three months ended December 31, 2019.

As a result of the Pandemic, we experienced significant changes in our daily operations. In mid-March, we successfully implemented a global work from home mandate for all of our employees and, as a result, we have continued to provide our trading platforms and other services to our clients without interruption.  In particular, we believe that Open Trading liquidity was increasingly essential to the functioning of credit markets during the quarter, and MarketAxess played a valuable role keeping our clients connected to the market as traders moved from their centralized trading floors to home offices. Since the outbreak of the Pandemic, we have helped over 10,000 individual users connect to our trading platforms from their homes. Although we have reprioritized certain technology projects due to the changing needs of our clients in the current market environment, we expect to continue with our planned investments in human resources, capital expenditures and the expansion of our geographical footprint.

The global spread of the Pandemic is complex and rapidly-evolving, with authorities around the world implementing numerous measures to try to contain the coronavirus, such as travel bans and restrictions, social distancing, quarantines, shelter in place, stay at home or lockdown orders and business limitations and shutdowns. While our expectation is to return to our offices when it is safe to do so, we remain confident that we can continue to maintain business continuity, serve our clients and provide efficient execution in a virtual environment as necessary. In addition, we believe that we have sufficient liquidity and flexibility to operate during any future disruptions caused by the Pandemic. While we have experienced increased market volumes and market share since the outbreak, we are cautious of the damaging impact the Pandemic may have on the global economy in the longer-term and the adverse impact that a global recession could have on  liquidity and market volumes in the global credit markets.

We expect that current cash and investment balances, in combination with cash flows that are generated from operations, will be sufficient to meet our liquidity needs and planned capital expenditure requirements for at least the next twelve months.  We have not drawn down on our existing line of credit facility and we have not altered our capital management programs, including our dividend and stock repurchase programs. We ended the quarter with a strong balance sheet, no borrowings and with capital significantly in excess of our regulatory requirements.

In response to the current economic conditions,  the Federal Reserve Bank of New York has established a Secondary Market Corporate Credit Facility (“Facility”) that will lend money, on a recourse basis, to a special purpose vehicle (“SPV”) that will purchase in the secondary market corporate debt issued by eligible issuers. The SPV will purchase in the secondary market eligible individual corporate bonds, as well as eligible corporate bond portfolios in the form of exchange-traded funds (“ETFs”). The combined size of the Facility and the related Primary Market Corporate Credit Facility is expected to be up to $750 billion.  It is not possible at this point in time to predict the effects of the Facility on U.S. secondary credit market volumes or our trading volumes.

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

Our results of operations are impacted by a number of factors, including market conditions and the overall level of market volumes in our core products. In the first quarter of 2020, estimated U.S. high-grade and U.S. high-yield market volume, as reported by TRACE, increased 4.9% and 25.1%, respectively, compared to the first quarter of 2019. We experienced increased trading volumes and market share in the first quarter due to the extreme market dislocation and volatility caused by the Pandemic.

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

Regulatory Environment

Our business is subject to extensive regulations in the United States and internationally, which may expose us to significant regulatory risk and cause additional legal costs to ensure compliance. The existing legal framework that governs the financial markets is periodically reviewed and amended, resulting in enforcement of new laws and regulations that apply to our business. The current regulatory environment in the United States may be subject to future legislative changes, including those which may be driven by the current presidential administration as it largely pursues policies of financial deregulaton. In 2017, the SEC established a Fixed Income Market Structure Advisory Committee in order to provide the SEC with diverse perspectives on the structure and operations of the U.S. fixed-income markets, as well as advice and recommendations on matters related to fixed-income market structure. The impact of any reform efforts on us and our operations remains uncertain.

In addition, the U.K. ceased to be a member of the E.U. on January 31, 2020 (commonly referred to as “Brexit”), triggering a period during which the U.K. will continue to observe applicable E.U. regulations through December 31, 2020 or any later extension date (the “Transition Period”). In preparation for Brexit, we obtained authorizations from the Netherlands Authority for the Financial Markets for our subsidiaries in the Netherlands in 2019 and, during the Transition Period, we are able to provide regulated services to our European clients in reliance on the cross-border services passport held by our Dutch subsidiaries. Brexit is expected to lead to legal uncertainty and potentially divergent national laws and regulations as the U.K. determines which E.U. laws to replace or replicate, which may impact our ability to comply with the extensive government regulation to which we are subject. In addition, the cost and complexity of operating across increasingly divergent regulatory regimes could increase following Brexit.

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

We experience cyber-attacks and attempted security breaches. Cyber security incidents could impact revenue and operating income and increase costs. We therefore continue to make investments, which may result in increased costs, to strengthen our cybersecurity measures.

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

U.S. High-Grade Corporate Bond Commissions. Our U.S. high-grade corporate bond fee plans generally incorporate variable transaction fees and fixed distribution fees billed to our broker-dealer clients on a monthly basis. Certain dealers participate in fee programs that do not contain monthly distribution fees and instead incorporate additional per transaction execution fees and minimum monthly fee commitments. Under these fee plans, we electronically add the transaction fee to the spread quoted by the broker-dealer client. The U.S. high-grade transaction fee is generally designated in basis points in yield and, as a result, is subject to fluctuation depending on the duration of the bond traded. The average U.S. high-grade fees per million may vary in the future due to changes in yield, years-to-maturity and nominal size of bonds traded on our platforms. Distribution fees include any unused monthly fee commitments under our variable fee plans.

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

Professional and Consulting Fees. Professional and consulting fees consist primarily of accounting fees, legal fees and fees paid to information technology and other consultants for services provided for the maintenance of our trading platforms, information and post-trade services products and other services.

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

Clearing Costs. Clearing costs consist of fees that we are charged by third-party clearing brokers for the clearing and settlement of matched principal trades and regulatory reporting fees.

General and Administrative. General and administrative expense consists primarily of general travel and entertainment, board of directors’ expenses, charitable contributions, provision for doubtful accounts and various state franchise and U.K. value-added taxes.

Expenses may grow in the future, notably in employee compensation and benefits as we increase headcount to support investment in new products and geographic expansion, depreciation and amortization due to increased investment in new products and enhancements to our trading platforms, and technology and communication costs. Expenses may also grow due to acquisitions.

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

Critical Accounting Policies and Estimates

This Management’s Discussion and Analysis of Financial Condition and Results of Operations discusses our Consolidated Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the United States, also referred to as U.S. GAAP. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the reported amounts of income and expenses during the reporting periods. We base our estimates and judgments on historical experience and on various other factors that we believe are reasonable under the circumstances. Actual results may differ from these estimates under varying assumptions or conditions. Note 2 of the Notes to our Consolidated Financial Statements includes a summary of the significant accounting policies and methods used in the preparation of our Consolidated Financial Statements. There were no significant changes to our critical accounting policies and estimates during the three months ended March 31, 2020, as compared to those we disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2019.

Recent Accounting Pronouncements

See Note 2 to the Consolidated Financial Statements for a discussion on recent accounting pronouncements, including but not limited to the Company’s adoption of the new U.S. GAAP cloud computing arrangements standard on a prospective basis effective July 1, 2019.

Segment Results

We operate electronic platforms for the trading of fixed-income securities and provide related data, analytics, compliance tools and post-trade services. We consider our operations to constitute a single business segment because of the highly integrated nature of these product and services, the financial markets in which we compete and our worldwide business activities. We believe that results by geographic region or client sector are not necessarily meaningful in understanding our business. See Note 14 to the Consolidated Financial Statements for certain geographic information about our business required by U.S. GAAP.

Results of Operations

Three Months Ended March 31, 2020 Compared to Three Months Ended March 31, 2019

On November 1, 2019, we completed our acquisition of LiquidityEdge, now operating as MarketAxess Rates, which enabled us to expand our trading capabilities to include U.S. Treasuries. For additional information regarding this acquisition, see Note 5 to the Consolidated Financial Statements.

The following table summarizes our financial results for the three months ended March 31, 2020 and 2019.  Results for the three months ended March 31, 2020 include MarketAxess Rates related revenue of $4.8 million and expenses of $5.0 million, including amortization of acquired intangibles expense of $0.6 million:

	Three Months Ended March 31,
	2020	2019	$ Change	% Change
	($ in thousands, except per share amounts)
Revenues	$168,978	$124,491	$44,487	35.7%
Expenses	77,889	61,302	16,587	27.1
Operating income	91,089	63,189	27,900	44.2
Other income	613	2,031	(1,418)	(69.8)
Income before income taxes	91,702	65,220	26,482	40.6
Provision for income taxes	16,886	12,698	4,188	33.0
Net income	$74,816	$52,522	$22,294	42.4%

Net income per common share - Diluted	$1.96	$1.39	$0.57	41.2%

A 2.6% change in the average foreign currency exchange rates of the British pound sterling compared to the U.S. dollar from the three months ended March 31, 2019 had the effect of decreasing revenues and expenses by $0.6 million and $0.4 million, respectively, for the three months ended March 31, 2020.

Revenues

Our revenues for the three months ended March 31, 2020 and 2019, and the resulting dollar and percentage changes, were as follows:

	Three Months Ended March 31,
	2020		2019
	($ in thousands)
	$	% of Revenues	$	% of Revenues	$ Change	% Change
Commissions	$155,954	92.3%	$112,760	90.6%	$43,194	38.3%
Information services	8,642	5.1	7,366	5.9	1,276	17.3
Post-trade services	4,153	2.5	4,100	3.3	53	1.3
Other	229	0.1	265	0.2	(36)	(13.6)
Total revenues	$168,978	100.0%	$124,491	100.0%	$44,487	35.7%

Commissions. Our commission revenues for the three months ended March 31, 2020 and 2019, and the resulting dollar and percentage changes, were as follows:

	Three Months Ended March 31,
	2020	2019	$ Change	% Change
	($ in thousands)
Variable transaction fees
U.S. high-grade	$57,970	$42,501	$15,469	36.4%
Other credit	65,610	46,034	19,576	42.5
Total credit	123,580	88,535	35,045	39.6
Rates	5,586	557	5,029	902.9
Total variable transaction fees	129,166	89,092	40,074	45.0
Distribution fees
U.S. high-grade	19,974	17,978	1,996	11.1
Other credit	6,658	5,558	1,100	19.8
Total credit	26,632	23,536	3,096	13.2
Rates	156	132	24	18.2
Total distribution fees	26,788	23,668	3,120	13.2
Total commissions	$155,954	$112,760	$43,194	38.3%

U.S. high-grade variable transaction fees increased $15.5 million due to a 19.0% increase in trading volume and a 14.7% increase in average variable transaction fee per million. Other credit variable transaction fees increased $19.6 million due to a 40.6% increase in trading volume and a 1.4% increase in the average variable transaction fee per million. Open Trading volume totaled $208.6 billion during the three months ended March 31, 2020, up 55.2%, and represented 25.9% and 20.4% of commission revenue for the three months ended March 31, 2020 and 2019, respectively. The 902.9% increase in variable transaction fees for rates was attributable to the inclusion of U.S. Treasuries trading volume and commissions from MarketAxess Rates, which was acquired in November 2019.

U.S. high-grade and other credit distribution fees increased $2.0 million and $1.1 million, respectively, mainly due to the migration of certain dealers from all-variable fee plans to plans that incorporate a monthly distribution fee.

Our trading volumes for the three months ended March 31, 2020 and 2019 were as follows:

	Three Months Ended March 31,
	2020	2019	$ Change	% Change
	($ in millions)
Trading volume data
U.S. high-grade - fixed rate	$312,188	$259,833	$52,355	20.1%
U.S. high-grade - floating rate	17,806	17,577	229	1.3
Total U.S. high grade	329,994	277,410	52,584	19.0
Other credit	329,753	234,491	95,262	40.6
Total	$659,747	$511,901	$147,846	28.9%

Rates	1,444,878	14,276	1,430,602	N/M

Number of U.S. Trading Days	62	61
Number of U.K. Trading Days	64	63

For volume reporting purposes, transactions in foreign currencies are converted to U.S. dollars at average monthly rates. The 19.0% increase in our U.S. high-grade volume was principally due to an increase in our estimated market share coupled with growth in overall market volume. Our estimated market share of total U.S. high-grade corporate bond volume increased to 20.0% for the three months ended March 31, 2020 from 17.6% for the three months ended March 31, 2019. Estimated U.S. high-grade TRACE volume increased by 4.9% to $1.6 trillion for the three months ended March 31, 2020.

Other credit volumes increased by 40.6% due to increases of 70.4% in high-yield bond volume, 32.7% in Eurobonds volume, and 29.9% in emerging markets bond volume as a result of increases in estimated market share and estimated market volumes. Estimated Eurobonds, high-yield and TRACE and Trax® reported emerging markets market volumes were up 34.4%, 25.1% and 20.1%, respectively.

Our average variable transaction fee per million for the three months ended March 31, 2020 and 2019 was as follows:

	Three Months Ended March 31,
	2020	2019
Average variable transaction fee per million
U.S. high-grade - fixed rate	$182.95	$158.45
U.S. high-grade - floating rate	47.96	75.70
Total U.S. high-grade	175.67	153.21
Other credit	198.97	196.31
Total credit	187.31	172.95

Rates	3.87	39.02

Total U.S. high-grade average variable transaction fee per million increased to $176 per million for the three months ended March 31, 2020 from $153 per million for the three months ended March 31, 2019, mainly due to an increase in the duration of bonds traded on the platforms. Other credit average variable transaction fee per million increased to $199 per million for the three months ended March 31, 2020 from $196 million for the three months ended March 31, 2019, mainly due to a larger percentage of trading volume in high-yield bonds that command higher fees per million. The significant decrease in the average variable transaction fee per million for rates products was primarily attributable to the inclusion of U.S. Treasuries trading volumes that command lower fees per million.

Information Services. Information services revenue increased $1.3 million for the three months ended March 31, 2020 principally due to new data contracts.

Post-Trade Services. Post-trade services revenue increased $0.1 million for the three months ended March 31, 2020 principally due to an increase in regulatory transaction reporting services.

Expenses

The following table summarizes our expenses for the three months ended March 31, 2020 and 2019. Expenses for the three months ended March 31, 2020 include $5.0 million of expenses related to MarketAxess Rates, including amortization of acquired intangibles expense of $0.6 million.

	Three Months Ended March 31,
	2020	2019	$ Change	% Change
	($ in thousands)
Expenses
Employee compensation and benefits	$41,194	$32,658	$8,536	26.1%
Depreciation and amortization	8,067	6,082	1,985	32.6
Technology and communications	8,161	5,782	2,379	41.1
Professional and consulting fees	5,675	5,831	(156)	(2.7)
Occupancy	3,474	2,949	525	17.8
Marketing and advertising	2,675	2,299	376	16.4
Clearing costs	5,510	2,577	2,933	113.8
General and administrative	3,133	3,124	9	0.3
Total expenses	$77,889	$61,302	$16,587	27.1%

Employee compensation and benefits increased by $8.5 million, primarily due to an increase of $4.0 million in salaries, taxes and benefits on higher employee headcount, higher employee incentive compensation of $3.1 million, which is tied to operating performance, and a $1.4 million increase in stock-based compensation.

Depreciation and amortization increased by $2.0 million primarily due to higher amortization of software development costs of $1.0 million, amortization of acquired intangibles expense of $0.6 million and depreciation of production hardware of $0.2 million. For the three months ended March 31, 2020 and 2019, $4.3 million and $0.6 million, respectively, of equipment purchases and leasehold improvements and $6.8 million and $3.2 million, respectively, of software development costs were capitalized.

Technology and communications expenses increased by $2.4 million primarily due to U.S. Treasury platform licensing costs of $1.1 million, higher cloud hosting costs of $0.5 million and software subscription costs of $0.3 million.

Clearing costs increased by $2.9 million primarily due to $1.0 million of clearing expenses associated with higher Open Trading volume and $1.6 million of clearing expenses associated with U.S. Treasuries matched principal transactions.  Clearing costs as a percentage of Open Trading matched principal trading revenue from credit products decreased from 11.2% to 9.7%.

Other Income (Expense)

Our other income for the three months ended March 31, 2020 and 2019, and the resulting dollar and percentage changes, were as follows:

	Three Months Ended March 31,
	2020	2019	$ Change	% Change
	($ in thousands)
Investment income	$1,269	$1,989	$(720)	(36.2)%
Other, net	(656)	42	(698)	(1,661.9)
Total other income	$613	$2,031	$(1,418)	(69.8)%

Investment income decreased by $0.7 million primarily due to lower investment balances and a decrease in interest rates.

Other, net decreased by $0.7 million primarily due to unrealized losses on trading securities.

Provision for Income Taxes

The provision for income taxes and effective tax rate for the three months ended March 31, 2020 and 2019 were as follows:

	Three Months Ended March 31,
	2020	2019	$ Change	% Change
	($ in thousands)
Provision for income taxes	$16,886	$12,698	$4,188	33.0%

Effective tax rate	18.4%	19.5%

The income tax provision reflected $6.3 million and $3.0 million of excess tax benefits related to share-based compensation awards that vested or were exercised during the three months ended March 31, 2020 and 2019, respectively. Our consolidated effective tax rate can vary from period to period depending on geographic mix of our earnings, changes in tax legislation and tax rates and the amount and timing of excess tax benefits related to share-based payments, among other factors.

Liquidity and Capital Resources

During the past three years, we have met our funding requirements through cash on hand and internally generated funds. Cash and cash equivalents and investments totaled $499.4 million at March 31, 2020. Our investments are invested in investment grade securities. We limit the amounts that can be invested in any single issuer and invest in short- to intermediate-term instruments whose fair values are less sensitive to interest rate changes. We believe our investments as of March 31, 2020 that were in an unrealized loss position were not other-than-temporarily impaired, nor has any event occurred subsequent to that date, including the recent developments related to the Pandemic, that would indicate any other-than-temporary impairment.

We are party to an amended and restated Credit Agreement that provides for revolving loans and letters of credit up to an aggregate of $100.0 million. The Credit Agreement matures in October 2020. Subject to satisfaction of certain specified conditions, we are permitted to upsize the borrowing capacity under the Credit Agreement by an additional $50.0 million. As of March 31, 2020, we had $1.0 million in letters of credit outstanding and $99.0 million in available borrowing capacity under the Credit Agreement.

Our cash flows were as follows:

	Three Months Ended March 31,
	2020	2019	$ Change	% Change
	($ in thousands)
Net cash provided by operating activities	$120,369	$39,369	$81,000	205.7%
Net cash provided by investing activities	24,557	10,562	13,995	132.5
Net cash (used in) financing activities	(49,822)	(36,227)	(13,595)	37.5
Effect of exchange rate changes on cash and cash equivalents	(3,360)	943	(4,303)	(456.3)
Net increase for the period	$91,744	$14,647	$77,097	526.4%

The $81.0 million increase in net cash provided by operating activities was primarily due to a decrease in purchases of trading investments of $50.4 million, an increase in net income of $22.3 million and an increase in depreciation and amortization of $2.0 million.

The $14.0 million increase in net cash provided by investing activities was primarily due to a decrease in net purchases of available-for-sale investments of $21.7 million, offset by an increase in capital expenditures of $7.2 million.

The $13.6 million increase in net cash (used in) financing activities was principally due to an increase in withholding tax payments on restricted stock vesting and stock option exercises of $9.4 million and an increase in cash dividends paid on common stock of $3.8 million.

Past trends of cash flows are not necessarily indicative of future cash flow levels. A decrease in cash flows may have a material adverse effect on our liquidity, business and financial condition.

Non-GAAP Financial Measures

In addition to reporting financial results in accordance with GAAP, we use certain non-GAAP financial measures: EBITDA and free cash flow (“FCF”). We define FCF as cash flow from operating activities excluding the net change in trading investments less expenditures for furniture, equipment and leasehold improvements and capitalized software development costs. We believe these non-GAAP financial measures, when taken into consideration with the corresponding GAAP financial measures, are important in understanding our operating results. EBITDA and FCF are not measures of financial performance or liquidity under GAAP and therefore should not be considered an alternative to net income or cash flow from operating activities as an indicator of operating performance or liquidity. We believe that EBITDA and FCF provide useful additional information concerning profitability of our operations and business trends and the cash flow available to pay dividends, repurchase stock and meet working capital requirements.

The table set forth below presents a reconciliation of our net income to EBITDA:

	Three Months Ended March 31,
	2020	2019
	(In thousands)
Net income	$74,816	$52,522
Add back:
Interest expense	—	—
Provision for income taxes	16,886	12,698
Depreciation and amortization	8,067	6,082
Earnings before interest, taxes, depreciation and amortization	$99,769	$71,302

The table set forth below presents a reconciliation of our cash flow from operating activities to FCF:

	Three Months Ended March 31,
	2020	2019
	($ in thousands)
Net cash provided by operating activities	$120,369	$39,369
Exclude: Net change in trading investments	(56,394)	(6,015)
Less: Purchases of furniture, equipment and leasehold improvements	(4,291)	(649)
Less: Capitalization of software development costs	(6,778)	(3,184)
Free Cash Flow	$52,906	$29,521

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

Certain of our U.S. subsidiaries are registered as a broker-dealer or a SEF and therefore are subject to the applicable rules and regulations of the SEC, FINRA and the CFTC. These rules contain minimum net capital requirements, as defined in the applicable regulations, and also may require that a significant part of the registrants’ assets be kept in relatively liquid form. Certain of our foreign subsidiaries are regulated by the FCA in the U.K. or other foreign regulators and must maintain financial resources, as defined in the applicable regulations, in excess of the applicable financial resources requirement. As of March 31, 2020, each of our subsidiaries that are subject to these regulations had net capital or financial resources in excess of their minimum requirements. As of March 31, 2020, our subsidiaries maintained aggregate net capital and financial resources that were $239.9 million in excess of the required levels of $21.8 million.

Each of our U.S. and foreign regulated subsidiaries are subject to local regulations which generally prohibit repayment of borrowings from our affiliates, paying cash dividends, making loans to our affiliates or otherwise entering into transactions that result in a significant reduction in regulatory net capital or financial resources without prior notification to or approval from such regulated entity’s principal regulator. As of March 31, 2020, the amount of unrestricted cash held by our non-U.S. subsidiaries was $155.7 million.

We execute certain bond transactions between and among institutional investor and broker-dealer clients on a matched principal basis by serving as counterparty to both the buyer and the seller in trades which settle through third-party clearing brokers. Settlement typically occurs within one to two trading days after the trade date. Cash settlement of the transaction occurs upon receipt or delivery of the underlying instrument that was traded. Under securities clearing agreements with third party clearing brokers, we maintain collateral deposits with each clearing broker in the form of cash. As of March 31, 2020 and December 31, 2019, the amount of the collateral deposits, which are disclosed in the Consolidated Statements of Cash Flows as restricted cash, and included in prepaid expenses and other assets in the Consolidated Statements of Financial Condition was $2.2 million and $4.1 million, respectively. During April 2020, we increased the amount of the collateral deposits with clearing brokers to $20.8 million to support increased trading volume in our matched principal business. We may be exposed to credit risk in the event a counterparty does not fulfill its obligation to complete a transaction or if there is a trade dispute or error relating to a matched principal transaction. Pursuant to the terms of the securities clearing agreements, each third-party clearing broker has the right to charge us for any losses they suffer resulting from a counterparty’s failure on any of our trades. We did not record any liabilities or losses with regard to this right for the three months ended March 31, 2020 and 2019.

In the normal course of business, we enter into contracts that contain a variety of representations, warranties and indemnification provisions. Our maximum exposure from any claims under these arrangements is unknown, as this would involve claims that have not yet occurred. However, based on past experience, we expect the risk of material loss to be remote.

In January 2019, the Board of Directors authorized a two-year share repurchase program for up to $100.0 million that commenced in April 2019. Shares repurchased under the program will be held in treasury for future use.

In April 2020, our Board of Directors approved a quarterly cash dividend of $0.60 per share payable on May 27, 2020 to stockholders of record as of the close of business on May 13, 2020. Any future declaration and payment of dividends will be at the sole discretion of our Board of Directors. Our Board of Directors may take into account such matters as general business conditions, our financial results, capital requirements, contractual obligations, legal, and regulatory restrictions on the payment of dividends to our stockholders or by our subsidiaries to their respective parent entities, and any such other factors as the Board of Directors may deem relevant.

Effects of Inflation

Because the majority of our assets are short-term in nature, they are not significantly affected by inflation. However, the rate of inflation may affect our expenses, such as employee compensation, office leasing costs and communications expenses, which may not be readily recoverable in the prices of our services. To the extent inflation results in rising interest rates and has other adverse effects on the securities markets, it may adversely affect our financial condition and results of operations

Contractual Obligations and Commitments

As of March 31, 2020, we had the following contractual obligations and commitments:

	Payments due by period
	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
	($ in thousands)
Operating leases	$140,392	$8,256	$22,138	$20,655	$89,343
Foreign currency forward contract	164,166	164,166	—	—	—
	$304,558	$172,422	$22,138	$20,655	$89,343

We enter into foreign currency forward contracts to hedge our exposure to variability in certain foreign currency cash flows resulting from the net investment in our U.K. subsidiaries. As of March 31, 2020, the notional value of the only foreign currency forward contract outstanding was $156.8 million and the fair value of the liability was $7.4 million.

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

As of March 31, 2020, we had $129.1 million of investments, which were invested in corporate bonds that were classified as securities available-for-sale or trading securities. Adverse movements, such as a 10% decrease in the value of these securities or a downturn or disruption in the markets for these securities, could result in a substantial loss. In addition, principal gains and losses resulting from these securities could on occasion have a disproportionate effect, positive or negative, on our financial condition and results of operations for any particular reporting period.

Interest Rate Risk

Interest rate risk represents our exposure to interest rate changes with respect to our cash, cash equivalents and investments. As of March 31, 2020, our cash and cash equivalents and investments amounted to $499.4 million. A hypothetical 100 basis point decrease in interest rates would decrease our investment income by approximately $5.0 million, assuming no change in the amount or composition of our cash and cash equivalents.

As of March 31, 2020, a hypothetical 100 basis point increase or decrease in interest rates would decrease or increase the fair value of the available-for-sale investment portfolio by approximately $0.8 million, assuming no change in the amount or composition of the investments. The hypothetical unrealized gain (loss) of $0.8 million would be recognized in accumulated other comprehensive loss on the Consolidated Statements of Financial Condition.

A similar hypothetical 100 basis point increase or decrease in interest rates would decrease or increase the fair value of the trading securities portfolio by approximately $0.2 million. The hypothetical unrealized gain (loss) of $0.2 million would be recognized in other, net in the Consolidated Statements of Operations.

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

During the twelve months ended March 31, 2020, approximately 14.2% of our revenue and 27.6% of our expenses were denominated in currencies other than the U.S. dollar, most notably the British Pound Sterling. Based on actual results over the past year, a hypothetical 10% increase or decrease in the U.S. dollar against all other currencies would have increased or decreased revenue by approximately $7.9 million and operating expenses by approximately $7.1 million.

Derivative Risk

Our limited derivative risk stems from our activities in the foreign currency forward contract market. We use this market to mitigate our U.S. dollar versus British Pound Sterling exposure that arises from the activities of our U.K. subsidiaries. As of March 31, 2020, the fair value of the notional amount of our foreign currency forward contract was $164.2 million. We do not speculate in any derivative instruments.

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

Item 4. Controls and Procedures

(a)  Evaluation of Disclosure Controls and Procedures. Our management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our “disclosure controls and procedures,” as that term is defined in Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of March 31, 2020. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective to ensure that information required to be disclosed by MarketAxess in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and to ensure that information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

(b)  Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2020 identified in connection with the evaluation thereof by our management, including the Chief Executive Officer and Chief Financial Officer, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

With the exception of the following item, there have been no material changes in our risk factors from those disclosed in our most recent Form 10-K for the year ended December 31, 2019. For a discussion of the risk factors affecting the Company, see “Risk Factors” in Part I, Item 1A of our 2019 Form 10-K for the year ended December 31, 2019.

Our business has been, and our results of operations and financial condition may be, impacted by the outbreak of, and global response to, the COVID-19 Pandemic and such impact could be materially adverse.

The global spread of the novel coronavirus (COVID-19) has created significant volatility in the markets we serve, and has increased uncertainty and economic disruption. The extent to which the Pandemic impacts our business, operations, and financial results is uncertain and will depend on numerous evolving factors that we may not be able to accurately predict, including:

•	the duration and scope of the Pandemic;
•	governmental and business actions taken in response to the Pandemic and the impact of those actions on global economic activity;
•	the actions taken in response to economic disruption;
•	the impact of the economic and business disruptions on the trading needs of our clients and the resulting impact on their demand for our electronic trading platforms and solutions;
•	adverse market conditions, including unforeseen market closures, disruptions in trading, significant declines in market volumes, credit availability and other liquidity concerns;
•	the increase in business failures, liquidations or bankruptcies among market participants that use our electronic trading platforms or to whom we are a trading counterparty;
•

our ability to provide our electronic trading platforms and other solutions, including as a result of our employees or our clients’ employees working remotely and/or closures of offices and facilities.

Due to the uncertainty of the duration and severity of the Pandemic, the speed with which this Pandemic is developing, the uncertainty as to what governmental measures may yet be taken in response to the Pandemic and the unpredictable effect on our business, our employees and our clients, we are not able to reasonably estimate the extent of any potential impact of the Pandemic on our financial condition or results of operations at this time, but the impact could be material. Even after the current COVID-19 outbreak has subsided, we may continue to experience impacts to our business as a result of the Pandemic’s global economic impact. Further, as the COVID-19 situation is unprecedented and continuously evolving, COVID-19 may also affect our operating and financial results in a manner that is not presently known to us or in a manner that we currently do not consider to present significant risks to our operations.

Any of the above factors could cause or contribute to the risks and uncertainties identified in our fiscal 2019 Form 10-K and could materially adversely affect our business, financial condition and results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

During the quarter ended March 31, 2020, we repurchased the following shares of common stock:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
				(In thousands)
January 1, 2020 - January 31, 2020	64,808	361.45	5,250	$85,987
February 1, 2020 - February 29, 2020	5,844	344.56	4,750	84,348
March 1, 2020 - March 31, 2020	5,500	333.61	5,500	82,513
	76,152	$—	15,500

During the three months ended March 31, 2020, we repurchased 76,152 shares of common stock. The repurchases included 15,500 shares repurchased in connection with our share repurchase program and 60,652 shares surrendered by employees to us to satisfy the withholding tax obligations upon the exercise of stock options and vesting of restricted shares.

In January 2019, our Board of Directors authorized a two-year share repurchase program for up to $100.0 million of our common stock that commenced in April 2019. Shares repurchased under the program will be held in treasury for future use.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Listing:

Number	Description
31.1*	Certification by Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification by Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
104	The cover page from the Company’s Quarterly report on Form 10-Q for the quarter ended March 31, 2020 has been formatted in Inline XBRL and is included in Exhibits 101.

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MARKETAXESS HOLDINGS INC.

Date: May 1, 2020	By:	/s/ RICHARD M. MCVEY
Richard M. McVey
Chief Executive Officer
(principal executive officer)

Date: May 1, 2020	By:	/s/ ANTONIO L. DELISE
Antonio L. DeLise
Chief Financial Officer
(principal financial and accounting officer)