Form 10-Q
period 2020-06-30
MARKETAXESS HOLDINGS INC
filed 2020-07-24
CIK 1278021

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

or

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

As of July 21, 2020, the number of shares of the Registrant’s voting common stock outstanding was 37,971,735.

MARKETAXESS HOLDINGS INC.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2020

PART I — Financial Information

Item 1. Financial Statements

MARKETAXESS HOLDINGS INC.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Unaudited)

	As of
	June 30, 2020	December 31, 2019
	(In thousands, except share and per share amounts)
ASSETS
Cash and cash equivalents	$404,148	$270,124
Investments, at fair value	131,372	230,477
Accounts receivable, net of allowance of $200 and $57 as of June 30, 2020 and December 31, 2019, respectively	99,222	62,017
Goodwill	147,394	146,861
Intangible assets, net of accumulated amortization	59,552	60,986
Furniture, equipment, leasehold improvements and capitalized software, net of accumulated depreciation and amortization	78,461	71,795
Operating lease right-of-use assets	77,933	81,399
Prepaid expenses and other assets	41,102	30,770
Deferred tax assets, net	33	501
Total assets	$1,039,217	$954,930

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Accrued employee compensation	$39,434	$47,365
Income and other tax liabilities	24,906	16,690
Deferred revenue	4,068	3,499
Accounts payable, accrued expenses and other liabilities	22,624	19,294
Operating lease liabilities	94,701	97,991
Total liabilities	185,733	184,839

Commitments and Contingencies (Note 12)

Stockholders' equity
Preferred stock, $0.001 par value, 4,855,000 shares authorized, no shares issued and outstanding as of June 30, 2020 and December 31, 2019	$—	$—
Series A Preferred Stock, $0.001 par value, 110,000 shares authorized, no shares issued and outstanding as of June 30, 2020 and December 31, 2019	—	—
Common stock voting, $0.003 par value, 110,000,000 shares authorized, 40,775,124 shares and 40,746,593 shares issued and 37,937,960 shares and 37,935,984 shares outstanding as of June 30, 2020 and December 31, 2019, respectively	122	122
Common stock non-voting, $0.003 par value, 10,000,000 shares authorized, no shares issued and outstanding as of June 30, 2020 and December 31, 2019	—	—
Additional paid-in capital	327,970	342,541
Treasury stock - Common stock voting, at cost, 2,837,164 and 2,810,609 shares as of June 30, 2020 and December 31, 2019, respectively	(164,676)	(153,388)
Retained earnings	704,219	591,086
Accumulated other comprehensive loss	(14,151)	(10,270)
Total stockholders' equity	853,484	770,091
Total liabilities and stockholders' equity	$1,039,217	$954,930

The accompanying notes are an integral part of these consolidated financial statements.

MARKETAXESS HOLDINGS INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(In thousands, except per share amounts)
Revenues
Commissions	$172,092	$114,124	$328,046	$226,884
Information services	8,427	7,156	17,069	14,522
Post-trade services	4,054	3,956	8,207	8,056
Other	222	254	451	519
Total revenues	184,795	125,490	353,773	249,981

Expenses
Employee compensation and benefits	41,636	32,623	82,830	65,281
Depreciation and amortization	8,305	6,345	16,372	12,427
Technology and communications	8,592	6,474	16,753	12,256
Professional and consulting fees	8,065	6,296	13,740	12,127
Occupancy	3,286	2,798	6,760	5,747
Marketing and advertising	1,810	3,667	4,485	5,966
Clearing costs	5,713	2,610	11,223	5,187
General and administrative	3,253	3,800	6,386	6,924
Total expenses	80,660	64,613	158,549	125,915
Operating income	104,135	60,877	195,224	124,066
Other income (expense)
Investment income	714	2,096	1,983	4,085
Other, net	(446)	(64)	(1,102)	(22)
Total other income	268	2,032	881	4,063
Income before income taxes	104,403	62,909	196,105	128,129
Provision for income taxes	20,549	14,804	37,435	27,502
Net income	$83,854	$48,105	$158,670	$100,627

Net income per common share
Basic	$2.25	$1.30	$4.25	$2.72
Diluted	$2.20	$1.27	$4.16	$2.66

Cash dividends declared per common share	$0.60	$0.51	$1.20	$1.02

Weighted average shares outstanding
Basic	37,340	37,049	37,322	37,046
Diluted	38,153	37,910	38,115	37,871

The accompanying notes are an integral part of these consolidated financial statements.

MARKETAXESS HOLDINGS INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(In thousands)
Net income	$83,854	$48,105	$158,670	$100,627
Net cumulative translation adjustment and foreign currency exchange hedge, net of tax of $121, $721, $2,562, and $269, respectively	(351)	(1,100)	(4,210)	18
Net unrealized gain on securities available-for-sale, net of tax of $259, $144, $104, and $287, respectively	820	459	329	918
Comprehensive income	$84,323	$47,464	$154,789	$101,563

The accompanying notes are an integral part of these consolidated financial statements.

MARKETAXESS HOLDINGS INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

	Common Stock Voting	Additional Paid-In Capital	Treasury Stock - Common Stock Voting	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
	(In thousands, except per share amounts)

Balance at January 1, 2020	$122	$342,541	$(153,388)	$591,086	$(10,270)	$770,091
Net income	—	—	—	74,816	—	74,816
Cumulative translation adjustment and foreign currency exchange hedge, net of tax	—	—	—	—	(3,859)	(3,859)
Unrealized net loss on securities available-for-sale, net of tax	—	—	—	—	(491)	(491)
Stock-based compensation	—	6,677	—	—	—	6,677
Exercise of stock options	—	80	—	—	—	80
Withholding tax payments on restricted stock vesting and stock option exercises	—	(21,243)	—	—	—	(21,243)
Repurchases of common stock	—	—	(5,415)	—	—	(5,415)
Cash dividend on common stock ($0.60 per share)	—	—	—	(22,773)	—	(22,773)
Balance at March 31, 2020	122	328,055	(158,803)	643,129	(14,620)	797,883
Net income	—	—	—	83,854	—	83,854
Cumulative translation adjustment and foreign currency exchange hedge, net of tax	—	—	—	—	(351)	(351)
Unrealized net gain on securities available-for-sale, net of tax	—	—	—	—	820	820
Stock-based compensation	—	5,791	—	—	—	5,791
Exercise of stock options	—	659	—	—	—	659
Withholding tax payments on restricted stock vesting and stock option exercises	—	(6,535)	—	—	—	(6,535)
Repurchases of common stock	—	—	(5,873)	—	—	(5,873)
Cash dividend on common stock ($0.60 per share)	—	—	—	(22,764)	—	(22,764)
Balance at June 30, 2020	$122	$327,970	$(164,676)	$704,219	$(14,151)	$853,484

The accompanying notes are an integral part of these consolidated financial statements.

MARKETAXESS HOLDINGS INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

	Common Stock Voting	Additional Paid-In Capital	Treasury Stock - Common Stock Voting	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
	(In thousands, except per share amounts)

Balance at January 1, 2019	$122	$341,860	$(184,962)	$463,252	$(12,394)	$607,878
Net income	—	—	—	52,522	—	52,522
Cumulative translation adjustment and foreign currency exchange hedge, net of tax	—	—	—	—	1,118	1,118
Unrealized net gain on securities available-for-sale, net of tax	—	—	—	—	459	459
Stock-based compensation	—	5,196	—	—	—	5,196
Exercise of stock options	—	172	—	—	—	172
Withholding tax payments on restricted stock vesting and stock option exercises	—	(11,803)	—	—	—	(11,803)
Repurchases of common stock	—	—	(5,184)	—	—	(5,184)
Cash dividend on common stock ($0.51 per share)	—	—	—	(19,212)	—	(19,212)
Balance at March 31, 2019	122	335,425	(190,146)	496,562	(10,817)	631,146
Net income	—	—	—	48,105	—	48,105
Cumulative translation adjustment and foreign currency exchange hedge, net of tax	—	—	—	—	(1,100)	(1,100)
Unrealized net gain on securities available-for-sale, net of tax	—	—	—	—	459	459
Stock-based compensation	—	5,929	—	—	—	5,929
Exercise of stock options	—	350	—	—	—	350
Withholding tax payments on restricted stock vesting and stock option exercises	—	(258)	—	—	—	(258)
Repurchases of common stock	—	—	(3,486)	—	—	(3,486)
Cash dividend on common stock ($0.51 per share)	—	—	—	(19,237)	—	(19,237)
Balance at June 30, 2019	$122	$341,446	$(193,632)	$525,430	$(11,458)	$661,908

The accompanying notes are an integral part of these consolidated financial statements.

MARKETAXESS HOLDINGS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2020	2019
	(In thousands)
Cash flows from operating activities
Net income	$158,670	$100,627
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	16,372	12,427
Amortization of operating lease right-of-use assets	3,325	2,835
Stock-based compensation expense	12,468	11,125
Deferred taxes	4,741	1,631
Other	2,199	(296)
Changes in operating assets and liabilities:
(Increase) in accounts receivable	(37,457)	(8,883)
Decrease (increase) in prepaid expenses and other assets	6,124	(131)
Decrease in trading investments	63,274	8,854
(Increase) in mutual funds held in rabbi trust	(1,359)	(1,743)
(Decrease) in accrued employee compensation	(7,931)	(12,384)
Increase (decrease) in income and other tax liabilities	3,839	(3,661)
Increase in deferred revenue	569	1,000
Increase (decrease) in accounts payable, accrued expenses and other liabilities	3,460	(877)
(Decrease) in operating lease liabilities	(3,072)	(1,422)
Net cash provided by operating activities	225,222	109,102
Cash flows from investing activities
Acquisition of business, net of cash and cash equivalents acquired	(533)	—
Available-for-sale investments
Proceeds from maturities and sales	68,596	130,875
Purchases	(32,865)	(128,189)
Purchases of furniture, equipment and leasehold improvements	(9,264)	(6,114)
Capitalization of software development costs	(13,003)	(7,310)
Other	—	2
Net cash provided by (used in) investing activities	12,931	(10,736)
Cash flows from financing activities
Cash dividend on common stock	(45,668)	(38,323)
Exercise of stock options	739	522
Withholding tax payments on restricted stock vesting and stock option exercises	(27,778)	(12,061)
Repurchases of common stock	(11,288)	(8,670)
Net cash (used in) financing activities	(83,995)	(58,532)
Effect of exchange rate changes on cash and cash equivalents	(3,678)	21
Cash and cash equivalents including restricted cash
Net increase for the period	150,480	39,855
Beginning of period	274,253	247,458
End of period	$424,733	$287,313

Supplemental cash flow information
Non-cash activity
Operating lease right-of-use assets obtained in exchange for operating lease liabilities	$688	$—

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

The Company assesses whether an other-than-temporary impairment loss on the available-for-sale investments has occurred due to declines in fair value or other market conditions. The portion of an other-than-temporary impairment related to credit loss is recorded as a charge to other, net income in the Consolidated Statements of Operations. The remainder is recognized in accumulated other comprehensive loss if the Company does not intend to sell the security and it is more likely than not that the Company will not be required to sell the security prior to recovery. No charges for other-than-temporary losses were recorded during the three and six months ended June 30, 2020 and 2019, respectively.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(In thousands)
Commission revenue by fee type
Variable transaction fees
Disclosed trading	$95,634	$67,308	$179,879	$133,364
Open Trading - matched principal trading	47,373	23,454	87,731	46,490
U.S. Treasuries - matched principal trading	3,024	—	7,587	—
Total variable transaction fees	146,031	90,762	275,197	179,854
Distribution fees and unused minimum fees	26,061	23,362	52,849	47,030
Total commissions	$172,092	$114,124	$328,046	$226,884

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(In thousands)
Information services revenue by timing of recognition
Services transferred over time	$7,819	$7,050	$15,625	$14,269
Services transferred at a point in time	608	106	1,444	253
Total information services revenues	$8,427	$7,156	$17,069	$14,522

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(In thousands)
Post-trade services revenue by timing of recognition
Services transferred over time	$3,948	$3,949	$8,098	$8,036
Services transferred at a point in time	106	7	109	20
Total post-trade services revenues	$4,054	$3,956	$8,207	$8,056

Other revenues – Other revenues primarily includes revenue from telecommunications line charges to broker-dealer clients.

Contract liabilities consist of deferred revenues that the Company records when cash payments are received or due in advance of services to be performed. The revenue recognized from contract liabilities and the remaining balance is shown below:

	December 31, 2019	Payments received in advance of services to be performed	Revenue recognized for services performed during the period	Foreign Currency Translation	June 30, 2020
	(In thousands)
Information services	$2,138	$4,314	$(3,844)	$—	$2,608
Post-trade services	1,361	7,395	(7,203)	(93)	1,460
Total deferred revenue	$3,499	$11,709	$(11,047)	$(93)	$4,068

The majority of the Company’s contracts are short-term in nature with durations of less than one year. For contracts extending beyond one year, the aggregate amount of the transaction price allocated to remaining performance obligations was $33.4 million as of June 30, 2020. The Company expects to recognize revenue associated with the remaining performance obligations over the next 25 months.

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

3. Net Capital Requirements

Certain U.S. subsidiaries of the Company are registered as a broker-dealer or swap execution facility (“SEF”) and therefore are subject to the applicable rules and regulations of the SEC and the Commodity Futures Trading Commission (“CFTC”). These rules contain minimum net capital requirements, as defined in the applicable regulations, and also may require that a significant part of the registrants’ assets be kept in relatively liquid form. Certain of the Company’s foreign subsidiaries are regulated by the Financial Conduct Authority (“FCA”) in the U.K. or other foreign regulators and must maintain financial resources, as defined in the applicable regulations, in excess of the applicable financial resources requirement. As of June 30, 2020, each of the Company’s subsidiaries that are subject to these regulations had net capital or financial resources in excess of their minimum requirements. As of June 30, 2020, the Company’s subsidiaries maintained aggregate net capital and financial resources that was $287.5 million in excess of the required levels of $19.6 million.

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

	Level 1	Level 2	Level 3	Total
	(In thousands)
As of June 30, 2020
Money market funds	$153,750	$—	$—	$153,750
Securities available-for-sale
Corporate debt	—	102,151	—	102,151
Trading securities
Corporate debt	—	21,645	—	21,645
Mutual funds held in rabbi trust	—	7,576	—	7,576
Foreign currency forward position	—	1,396	—	1,396
Total	$153,750	$132,768	$—	$286,518

As of December 31, 2019
Money market funds	$99,755	$—	$—	$99,755
Securities available-for-sale
Corporate debt	—	137,835	—	137,835
Trading securities
Corporate debt	—	31,120	—	31,120
U.S. Treasuries	—	55,305	—	55,305
Mutual funds held in rabbi trust	—	6,217	—	6,217
Foreign currency forward position	—	(2,772)	—	(2,772)
Total	$99,755	$227,705	$—	$327,460

Securities classified within Level 2 were valued using a market approach utilizing prices and other relevant information generated by market transactions involving comparable assets. The foreign currency forward contracts are classified within Level 2 as the valuation inputs are based on quoted market prices. The mutual funds held in a rabbi trust represent investments associated with the Company’s deferred cash incentive plan. There were no financial assets classified within Level 3 during the six months ended June 30, 2020 and 2019.

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

	As of
	June 30, 2020	December 31, 2019
	(In thousands)
Notional value	$179,109	$155,885
Fair value of notional	177,713	158,657
Fair value of the asset (liability)	$1,396	$(2,772)

The following is a summary of the Company’s investments:

	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
	(In thousands)
As of June 30, 2020
Securities available-for-sale
Corporate debt	$101,001	$1,167	$(17)	$102,151
Trading securities
Corporate debt	21,556	90	(1)	21,645
Mutual funds held in rabbi trust	7,680	54	(158)	7,576
Total trading securities	29,236	144	(159)	29,221
Total investments	$130,237	$1,311	$(176)	$131,372

As of December 31, 2019
Securities available-for-sale
Corporate debt	$137,119	$721	$(5)	$137,835
Trading securities
Corporate debt	31,120	14	(14)	31,120
U.S. Treasuries	54,738	567	—	55,305
Mutual funds held in rabbi trust	5,173	1,044	—	6,217
Total trading securities	91,031	1,625	(14)	92,642
Total investments	$228,150	$2,346	$(19)	$230,477

The following table summarizes the fair value of the investments based upon the contractual maturities:

	As of
	June 30, 2020	December 31, 2019
	(In thousands)
Less than one year	$77,068	$120,850
Due in 1 - 5 years	54,304	109,627
Total	$131,372	$230,477

Proceeds from the sales and maturities of investments during the six months ended June 30, 2020 and 2019 were $144.4 million and $175.7 million, respectively.

The following table provides fair values and unrealized losses on investments and by the aging of the securities’ continuous unrealized loss position as of June 30, 2020 and December 31, 2019:

	Less than Twelve Months		Twelve Months or More		Total
	Estimated fair value	Gross unrealized losses	Estimated fair value	Gross unrealized losses	Estimated fair value	Gross unrealized losses
	(In thousands)
As of June 30, 2020
Corporate debt	$11,578	$(18)	$—	$—	$11,578	$(18)

As of December 31, 2019
Corporate debt	$27,999	$(18)	$4,406	$(1)	$32,405	$(19)

5. Acquisition

On November 1, 2019, the Company and one of its subsidiaries completed their acquisition (the “Acquisition”) of all of the outstanding equity interests of LiquidityEdge LLC (“LiquidityEdge”) pursuant to the terms and conditions of a Unit Purchase Agreement entered into among the Company, LiquidityEdge, the holders of all the outstanding equity interests in LiquidityEdge and certain other persons named therein on August 12, 2019 (as amended, the “Agreement”). The aggregate consideration for the Acquisition was $152.7 million, comprised of approximately $103.9 million in cash and 146,450 shares of common stock of the Company (valued at approximately $48.8 million as of the closing date of the Acquisition, as described below). The aggregate consideration was increased by $0.5 million in the first quarter of 2020 to adjust for cash on hand, outstanding debt, transaction expenses and working capital as set forth in the Agreement. A portion of the stock consideration, amounting to 43,937 shares of common stock, was placed in escrow for up to 18 months to secure the sellers’ indemnification obligations under the Agreement. In addition, under the Agreement, the sellers were generally prohibited from transferring any of the Company common stock received in the Acquisition for a period of six months following the November 1, 2019 closing date. The value ascribed to the shares by the Company was discounted from the market value on the date of closing to reflect the non-marketability of such shares during the restriction period.

LiquidityEdge is a limited liability company organized in the state of Delaware and is a broker-dealer registered with the SEC and the Financial Industry Regulatory Authority (“FINRA”). LiquidityEdge offers an electronic trading platform for U.S. Treasuries.

The Company has completed a preliminary allocation of the purchase price to the fair value of assets acquired and liabilities assumed at the date of acquisition. The Company utilized an independent third-party to determine the fair value of the acquired intangible assets. It is possible that the purchase price allocation will be adjusted upon finalization of the accounting for the acquired assets. The purchase price allocation as of June 30, 2020 is as follows (in thousands):

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

6. Goodwill and Intangible Assets

Goodwill and intangible assets with indefinite lives was $147.4 million and $146.9 million as of June 30, 2020 and December 31, 2019, respectively. Intangible assets that are subject to amortization, including the related accumulated amortization, are comprised of the following:

	June 30, 2020			December 31, 2019
	Cost	Accumulated amortization	Net carrying amount	Cost	Accumulated amortization	Net carrying amount
	(In thousands)
Technology	$5,770	$(5,770)	$—	$5,770	$(5,770)	$—
Customer relationships	64,316	(4,793)	59,523	64,332	(3,451)	60,881
Non-competition agreements	380	(380)	—	380	(380)	—
Tradenames	400	(371)	29	490	(385)	105
Total	$70,866	$(11,314)	59,552	$70,972	$(9,986)	$60,986

Amortization expense associated with identifiable intangible assets was $1.3 million and $0.2 million for the six months ended June 30, 2020 and 2019, respectively. Estimated total amortization expense is $3.2 million, $5.7 million, $6.9 million, $7.9 million and $6.7 million, respectively, for each year from 2020 through 2024.

7. Income Taxes

The provision for income taxes consists of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Current:	(In thousands)
Federal	$10,887	$9,948	$18,653	$16,472
State and local	3,917	1,957	6,827	3,350
Foreign	3,741	3,273	7,188	6,044
Total current provision	18,545	15,178	32,668	25,866
Deferred:
Federal	1,475	(176)	3,380	1,426
State and local	266	(31)	618	218
Foreign	263	(167)	769	(8)
Total deferred provision	2,004	(374)	4,767	1,636
Provision for income taxes	$20,549	$14,804	$37,435	$27,502

Effective tax rate	19.7%	23.5%	19.1%	21.5%

The Company recognized excess tax benefits on share-based payments of $5.7 million and $0.4 million through the provision for income taxes for the three months ended June 30, 2020 and 2019, respectively, and $12.0 and $3.5 million for the six months ended June 30, 2020 and 2019, respectively.

The Company or one of its subsidiaries files U.S. federal, state and foreign income tax returns. The Company is currently under a New York State income tax examination for the tax years 2010 through 2017 and a New York City income tax examination for the tax years 2016 through 2018. At this time, the Company cannot estimate when the examinations will conclude or the impact such examinations will have on the Company’s Consolidated Financial Statements, if any. Generally, other than New York State, the Company is no longer subject to tax examinations by tax authorities for years prior to 2016.

8. Stock-Based Compensation Plans

Total stock-based compensation expense was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(In thousands)
Employees	$5,512	$5,645	$11,911	$10,561
Non-employee directors	279	284	557	564
Total stock-based compensation	$5,791	$5,929	$12,468	$11,125

The Company records stock-based compensation expense for employees in employee compensation and benefits and for non-employee directors in general and administrative expenses in the Consolidated Statements of Operations.

During the six months ended June 30, 2020, the Company granted to employees a total of 39,174 shares of restricted stock or restricted stock units, 13,900 options to purchase shares of common stock and performance-based shares with an expected pay-out at target of 13,295 shares of common stock. The fair value of the restricted stock and performance-based share awards was based on a weighted-average fair value per share at the grant date of $376.51 and $360.90, respectively. Based on the Black-Scholes option pricing model, the weighted-average fair value for each option granted was $91.43 per share.

As of June 30, 2020, the total unrecognized compensation cost related to all non-vested awards was $44.5 million. That cost is expected to be recognized over a weighted-average period of 2.1 years.

On June 8, 2020, the Company’s stockholders approved the Company’s 2020 Equity Incentive Plan, which replaces the Company’s 2012 Incentive Plan. An additional 2,500,000 shares will be available under the 2020 Equity Incentive Plan for the grant of stock options, stock appreciation rights, restricted stock, performance shares, performance units, or other stock-based awards as incentives and rewards to encourage employees, consultants and non-employee directors to participate in the long-term success of the Company.

9. Earnings Per Share

The following table sets forth basic and diluted weighted average shares outstanding used to compute earnings per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(In thousands)
Basic weighted average shares outstanding	37,340	37,049	37,322	37,046
Dilutive effect of stock options and restricted stock	813	861	793	825
Diluted weighted average shares outstanding	38,153	37,910	38,115	37,871

Stock options and restricted stock totaling 19,101 shares and 232,043 shares for the three months ended June 30, 2020 and 2019, respectively, and 41,033 and 289,185 shares for the six months ended June 30, 2020, and 2019, respectively, were excluded from the computation of diluted earnings per share because their effect would have been antidilutive. The computation of diluted shares can vary among periods due, in part, to the change in the average price of the Company’s common stock.

10. Credit Agreement

The Company is party to an amended and restated credit agreement (the “Credit Agreement”) that provides for revolving loans and letters of credit up to an aggregate of $100.0 million. The Credit Agreement matures in October 2020. Subject to satisfaction of certain specified conditions, the Company is permitted to upsize the borrowing capacity under the Credit Agreement by an additional $50.0 million. As of June 30, 2020, the Company had $1.0 million in letters of credit outstanding and $99.0 million in available borrowing capacity under the Credit Agreement.

Borrowings under the Credit Agreement will bear interest at a rate per annum equal to the base rate or adjusted LIBOR plus an applicable margin that varies with the Company’s consolidated total leverage ratio. The Credit Agreement requires that the Company satisfy certain covenants, which include leverage ratios and minimum earnings before interest, tax, depreciation and amortization (“EBITDA”) requirements. The Company was in compliance with all applicable covenants at June 30, 2020 and December 31, 2019.

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

11. Leases

The Company has operating leases for corporate offices with initial lease terms ranging from one year to 15 years. Certain leases contain options to extend the initial term at the Company’s discretion. The Company accounts for the option to extend when it is reasonably certain of being exercised. The Company’s lease agreements do not contain any material residual value guarantees, restrictions or covenants.

The following table presents the components of lease expense:

		Three Months Ended June 30,		Six Months Ended June 30,
Lease cost:	Classification	2020	2019	2020	2019
		(In thousands)
Operating lease cost	Occupancy	$3,357	$2,656	$6,806	$5,401
Operating lease cost for subleased/assigned properties	Other, net	635	583	1,171	1,156
Variable lease costs	Occupancy	7	31	23	155
Sublease income subleased/assigned properties	Other, net	(635)	(583)	(1,171)	(1,156)
Net lease cost		$3,364	$2,687	$6,829	$5,556

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

The weighted average remaining lease term (in years) and weighted average discount rate are as follows:

	As of
Lease Term and Discount Rate	June 30, 2020	December 31, 2019
Weighted average remaining lease term (in years)	12.9	13.3
Weighted average discount rate	5.9%	5.9%

The following table presents the maturity of lease liabilities as of June 30, 2020:

(In thousands)
Remainder of 2020	$5,308
2021	11,893
2022	10,227
2023	9,982
2024	10,648
2025 and thereafter	89,326
Total lease payments	137,384
Less: interest	42,683
Operating lease liabilities	$94,701

The Company has entered into agreements that assign the Company’s lease obligations on two properties to third parties and is contingently liable should the third parties default on future lease obligations through the lease termination dates of November 2020 and February 2022. The aggregate amount of the future lease obligations under these arrangements is $2.8 million as of June 30, 2020.

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

Other

The Company, through certain of its subsidiaries, executes bond transactions between and among institutional investor and broker-dealer clients on a matched principal basis by serving as counterparty to both the buyer and the seller in trades which settle through third-party clearing brokers. Settlement typically occurs within one to two trading days after the trade date. Cash settlement of the transaction occurs upon receipt or delivery of the underlying instrument that was traded. Under securities clearing agreements with third party clearing brokers, the Company maintains collateral deposits with each clearing broker in the form of cash. As of June 30, 2020 and December 31, 2019, the amount of the collateral deposits, which are disclosed in the Consolidated Statements of Cash Flows as restricted cash and included in prepaid expenses and other assets in the Consolidated Statements of Financial Condition, was $20.6 million and $4.1 million, respectively. During April 2020, the Company increased the amount of the collateral deposits with clearing brokers to support increased trading volume in the Company’s matched principal business. The Company is exposed to credit risk in the event a counterparty does not fulfill its obligation to complete a transaction or if there is a miscommunication or other error in executing a matched principal transaction. Pursuant to the terms of the securities clearing agreements, each third-party clearing broker has the right to charge the Company for any losses they suffer resulting from a counterparty’s failure on any of the Company’s trades. The Company did not record any liabilities or losses with regard to this right for the six months ended June 30, 2020 and 2019.

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

13. Share Repurchase Program

In January 2019, the Board of Directors authorized a two-year share repurchase program for up to $100.0 million that commenced in April 2019. For the six months ended June 30, 2020, the Company repurchased 28,564 shares of common stock at a cost of $11.3 million. Shares repurchased under the program will be held in treasury for future use.

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

For the six months ended June 30, 2020 and 2019, the U.K. was the only individual foreign country in which the Company had a subsidiary that accounted for 10% or more of the total revenues or total long-lived assets of the Company. Revenues and long-lived assets are attributed to a geographic area based on the location of the particular subsidiary. Long-lived assets are defined as furniture, equipment, leasehold improvements and capitalized software. Information regarding revenue for the three and six months ended June 30, 2020 and 2019 and long-lived assets as of June 30, 2020 and December 31, 2019 was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(In thousands)
Revenues
United States	$157,727	$104,141	$299,337	$207,756
United Kingdom	22,086	20,706	44,505	40,973
Other	4,982	643	9,931	1,252
Total	$184,795	$125,490	$353,773	$249,981

	As of
	June 30, 2020	December 31, 2019
	(In thousands)
Long-lived assets, as defined
United States	$63,915	$62,356
United Kingdom	14,527	9,410
Other	19	29
Total	$78,461	$71,795

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

Critical Factors Affecting Our Industry and Our Company

Recent Developments – COVID-19 Pandemic

The global economy is currently experiencing a period of significant turmoil and deteriorating economic conditions due to the outbreak of the COVID-19 pandemic (the “Pandemic”). The steep drop in economic activity in the first quarter had an immediate and substantial impact on global credit markets with sharp credit spread widening. These conditions largely continued during the second quarter. Credit yield spreads in U.S. corporate bonds, as measured by the Credit Suisse Liquid U.S. Corporate Index (“LUCI”), increased from 1.1% over U.S Treasuries in December 2019 to 1.5% in March 2020 and credit spread volatility in U.S. corporate bonds, as measured by the LUCI Index, increased from 1.1% in December 2019 to 11.6% in March 2020. During the second quarter, both credit spreads and credit spread volatility tightened dramatically and issuance of U.S. investment grade and high-yield corporate bonds reached record levels. As a result, U.S. credit trading volumes reached record levels in the second quarter, and electronic trading market share on our platforms continued to increase. The average daily trading volume of U.S. high-grade and high-yield corporate bonds for the three months ended June 30, 2020, as measured by Trade Reporting and Compliance Engine (“TRACE”), increased by 35.6% and 36.9%, respectively, compared to three months ended June 30, 2019.

As a result of the Pandemic, we have experienced significant changes in our daily operations. In mid-March, we successfully implemented a global work from home mandate for all of our employees and, as a result, we have continued to provide our trading platforms and other services to our clients without interruption. In particular, we believe that Open Trading liquidity was increasingly essential to the functioning of credit markets during the Pandemic, and MarketAxess played a valuable role keeping our clients connected to the market as traders moved from their centralized trading floors to home offices. Since the outbreak of the Pandemic, we have helped over 10,000 individual users connect to our trading platforms from their homes. Although we have reprioritized certain technology projects due to the changing needs of our clients in the current market environment, we expect to continue with our hiring plans, capital expenditures and the expansion of our trading platforms and services into new jurisdictions.

The global spread of the Pandemic is complex and rapidly-evolving, with authorities around the world implementing numerous measures to try to contain the coronavirus, such as travel bans and restrictions, social distancing, quarantines, shelter in place, stay at home or lockdown orders and business limitations and shutdowns. While we remain confident that we can continue to maintain business continuity, serve our clients and provide efficient execution in a virtual environment as necessary, we have re-opened our offices and have allowed our employees to return to work where local regulations have permitted. The re-opening of offices has created additional risks and operational challenges. We also anticipate that the re-opening of our offices may require investments in the design, implementation and enforcement of new workplace safety protocols. These efforts may divert management attention, and the protocols may create logistical challenges for our employees which could adversely impact employee productivity and morale.

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

Our results of operations are impacted by a number of factors, including market conditions and the overall level of market volumes in our core products. In the first half of 2020, estimated U.S. high-grade and U.S. high-yield market volume, as reported by TRACE, increased 19.4% and 30.7%, respectively, compared to the first half of 2019. We experienced increased trading volumes and market share in the first half of 2020 due to the extreme market dislocation and volatility caused by the Pandemic.

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

Regulatory Environment

Our business is subject to extensive regulations in the United States and internationally, which may expose us to significant regulatory risk and cause additional legal costs to ensure compliance. The existing legal framework that governs the financial markets is periodically reviewed and amended, resulting in enforcement of new laws and regulations that apply to our business. The current regulatory environment in the United States may be subject to future legislative changes, including those which may be driven by the current presidential administration as it largely pursues policies of financial deregulation. In 2017, the SEC established a Fixed Income Market Structure Advisory Committee in order to provide the SEC with diverse perspectives on the structure and operations of the U.S. fixed-income markets, as well as advice and recommendations on matters related to fixed-income market structure. The impact of any reform efforts on us and our operations remains uncertain.

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

Critical Accounting Policies and Estimates

This Management’s Discussion and Analysis of Financial Condition and Results of Operations discusses our Consolidated Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the United States, also referred to as U.S. GAAP. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the reported amounts of income and expenses during the reporting periods. We base our estimates and judgments on historical experience and on various other factors that we believe are reasonable under the circumstances. Actual results may differ from these estimates under varying assumptions or conditions. Note 2 of the Notes to our Consolidated Financial Statements includes a summary of the significant accounting policies and methods used in the preparation of our Consolidated Financial Statements. There were no significant changes to our critical accounting policies and estimates during the six months ended June 30, 2020, as compared to those we disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2019.

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

Results of Operations

Three Months Ended June 30, 2020 Compared to Three Months Ended June 30, 2019

On November 1, 2019, we completed our acquisition of LiquidityEdge, now operating as MarketAxess Rates, which enabled us to expand our trading capabilities to include U.S. Treasuries. For additional information regarding this acquisition, see Note 5 to the Consolidated Financial Statements.

The following table summarizes our financial results for the three months ended June 30, 2020 and 2019. Results for the three months ended June 30, 2020 include MarketAxess Rates related revenue of $3.2 million and expenses of $3.8 million, including amortization of acquired intangibles expense of $0.6 million:

	Three Months Ended June 30,
	2020	2019	$ Change	% Change
	($ in thousands, except per share amounts)
Revenues	$184,795	$125,490	$59,305	47.3%
Expenses	80,660	64,613	16,047	24.8
Operating income	104,135	60,877	43,258	71.1
Other income	268	2,032	(1,764)	(86.8)
Income before income taxes	104,403	62,909	41,494	66.0
Provision for income taxes	20,549	14,804	5,745	38.8
Net income	$83,854	$48,105	$35,749	74.3%

Net income per common share - Diluted	$2.20	$1.27	$0.93	73.2%

A 3.4% change in the average foreign currency exchange rates of the British pound sterling compared to the U.S. dollar from the three months ended June 30, 2019 had the effect of decreasing revenues and expenses by $0.7 million and $0.6 million, respectively, for the three months ended June 30, 2020.

Revenues

Our revenues for the three months ended June 30, 2020 and 2019, and the resulting dollar and percentage changes, were as follows:

	Three Months Ended June 30,
	2020		2019
	($ in thousands)
	$	% of Revenues	$	% of Revenues	$ Change	% Change
Commissions	$172,092	93.1%	$114,124	90.9%	$57,968	50.8%
Information services	8,427	4.6	7,156	5.7	1,271	17.8
Post-trade services	4,054	2.2	3,956	3.2	98	2.5
Other	222	0.1	254	0.2	(32)	(12.6)
Total revenues	$184,795	100.0%	$125,490	100.0%	$59,305	47.3%

Commissions. Our commission revenues for the three months ended June 30, 2020 and 2019, and the resulting dollar and percentage changes, were as follows:

	Three Months Ended June 30,
	2020	2019	$ Change	% Change
	($ in thousands)
Variable transaction fees
U.S. high-grade	$75,208	$42,914	$32,294	75.3%
Other credit	66,977	47,233	19,744	41.8
Total credit	142,185	90,147	52,038	57.7
Rates	3,846	615	3,231	525.4
Total variable transaction fees	146,031	90,762	55,269	60.9
Distribution fees
U.S. high-grade	19,635	17,483	2,152	12.3
Other credit	6,329	5,774	555	9.6
Total credit	25,964	23,257	2,707	11.6
Rates	97	105	(8)	(7.6)
Total distribution fees	26,061	23,362	2,699	11.6
Total commissions	$172,092	$114,124	$57,968	50.8%

U.S. high-grade variable transaction fees increased $32.3 million due to a 56.2% increase in trading volume and a 12.2% increase in average variable transaction fee per million. Other credit variable transaction fees increased $19.7 million due to a 31.7% increase in trading volume and a 7.7% increase in the average variable transaction fee per million. Open Trading volume totaled $243.8 billion during the three months ended June 30, 2020, up 86.5%, and represented 27.5% and 20.6% of commission revenue for the three months ended June 30, 2020 and 2019, respectively. The 525.4% increase in variable transaction fees for rates was attributable to the inclusion of U.S. Treasuries trading volume and commissions from LiquidityEdge, which was acquired in November 2019.

U.S. high-grade and other credit distribution fees increased $2.2 million and $0.6 million, respectively, mainly due to the migration of certain dealers from all-variable fee plans to plans that incorporate a monthly distribution fee.

Our trading volumes for the three months ended June 30, 2020 and 2019 were as follows:

	Three Months Ended June 30,
	2020	2019	$ Change	% Change
	($ in millions)
Trading volume data
U.S. high-grade - fixed rate	$398,006	$249,025	$148,981	59.8%
U.S. high-grade - floating rate	16,574	16,335	239	1.5
Total U.S. high grade	414,580	265,360	149,220	56.2
Other credit	327,266	248,503	78,763	31.7
Total credit	$741,846	$513,863	$227,983	44.4%

Rates	955,594	13,174	942,420	N/M

Number of U.S. Trading Days	63	63
Number of U.K. Trading Days	61	61

For volume reporting purposes, transactions in foreign currencies are converted to U.S. dollars at average monthly rates. The 56.2% increase in our U.S. high-grade volume was principally due to an increase in our estimated market share coupled with growth in overall market volume. Our estimated market share of total U.S. high-grade corporate bond volume increased to 21.5% for the three months ended June 30, 2020 from 18.7% for the three months ended June 30, 2019. Estimated U.S. high-grade TRACE volume increased by 35.6% to $1.9 trillion for the three months ended June 30, 2020.

Other credit volumes increased by 31.7% due to increases of 84.9% in high-yield bond volume, 17.3% in Eurobonds volume, and 14.4% in emerging markets bond volume as a result of increases in estimated market share and estimated market volumes. Estimated high-yield, TRACE and Trax® reported emerging markets market volumes and Eurobonds were up 36.9%, 3.3% and 3.1%, respectively.

Our average variable transaction fee per million for the three months ended June 30, 2020 and 2019 was as follows:

	Three Months Ended June 30,
	2020	2019	$ Change	% Change
Average variable transaction fee per million
U.S. high-grade - fixed rate	$186.67	$168.05	$18.62	11.1%
U.S. high-grade - floating rate	55.06	65.22	(10.16)	(15.6)
Total U.S. high-grade	181.41	161.72	19.69	12.2
Other credit	204.66	190.07	14.59	7.7
Total credit	191.66	175.43	16.23	9.3

Rates	4.02	46.69	(42.67)	(91.4)

Total U.S. high-grade average variable transaction fee per million increased 12.2% to $181 per million for the three months ended June 30, 2020 mainly due to an increase in the duration of bonds traded on our platforms. Other credit average variable transaction fee per million increased 7.7% to $205 per million for the three months ended June 30, 2020 mainly due to a larger percentage of trading volume in high-yield bonds that command higher fees per million. The significant decrease in the average variable transaction fee per million for rates products was primarily attributable to the inclusion of U.S. Treasuries trading volumes that command lower fees per million.

Information Services. Information services revenue increased $1.3 million for the three months ended June 30, 2020 principally due to new data contracts.

Post-Trade Services. Post-trade services revenue increased $0.1 million for the three months ended June 30, 2020.

Expenses

The following table summarizes our expenses for the three months ended June 30, 2020 and 2019. Expenses for the three months ended June 30, 2020 include $3.8 million of expenses related to MarketAxess Rates, including amortization of acquired intangibles expense of $0.6 million.

	Three Months Ended June 30,
	2020	2019	$ Change	% Change
	($ in thousands)
Expenses
Employee compensation and benefits	$41,636	$32,623	$9,013	27.6%
Depreciation and amortization	8,305	6,345	1,960	30.9
Technology and communications	8,592	6,474	2,118	32.7
Professional and consulting fees	8,065	6,296	1,769	28.1
Occupancy	3,286	2,798	488	17.4
Marketing and advertising	1,810	3,667	(1,857)	(50.6)
Clearing costs	5,713	2,610	3,103	118.9
General and administrative	3,253	3,800	(547)	(14.4)
Total expenses	$80,660	$64,613	$16,047	24.8%

Employee compensation and benefits increased by $9.0 million, primarily due to higher employee incentive compensation of $5.8 million, which is tied to operating performance, and an increase of $3.5 million in salaries, taxes and benefits on higher employee headcount.

Depreciation and amortization increased by $2.0 million primarily due to higher amortization of software development costs of $1.1 million and amortization of acquired intangibles expense of $0.6 million. For the three months ended June 30, 2020 and 2019, $5.0 million and $5.5 million, respectively, of equipment purchases and leasehold improvements and $6.2 million and $4.1 million, respectively, of software development costs were capitalized.

Technology and communications expenses increased by $2.1 million primarily due to higher cloud hosting costs of $0.9 million, IT license and support costs of $0.7 million and U.S. Treasury platform licensing costs of $0.7 million.

Professional and consulting fees increased $1.8 million mainly due to higher recruiting fees of $1.3 million.

Marketing and advertising expense decreased $1.9 million due to reduced sales related travel and entertainment activities as a result of the pandemic.

Clearing costs increased by $3.1 million primarily due to $2.1 million of additional clearing expenses associated with higher Open Trading volume and $1.0 million of clearing expenses associated with U.S. Treasuries matched principal transactions. Clearing costs as a percentage of Open Trading matched principal trading revenue from credit products decreased from 11.1% to 9.9%.

General and administrative expenses decreased $0.5 million as a result of lower general travel and entertainment expense.

Other Income (Expense)

Our other income for the three months ended June 30, 2020 and 2019, and the resulting dollar and percentage changes, were as follows:

	Three Months Ended June 30,
	2020	2019	$ Change	% Change
	($ in thousands)
Investment income	$714	$2,096	$(1,382)	(65.9)%
Other, net	(446)	(64)	(382)	596.9
Total other income	$268	$2,032	$(1,764)	(86.8)%

Investment income decreased by $1.4 million primarily due to lower investment balances, due in part to the $103.9 million of cash paid for the LiquidityEdge acquisition in November 2019, and a decrease in interest rates.

Other, net decreased by $0.4 million primarily due to changes in unrealized and realized gains (losses) on trading securities.

Provision for Income Taxes

The provision for income taxes and effective tax rate for the three months ended June 30, 2020 and 2019 were as follows:

	Three Months Ended June 30,
	2020	2019	$ Change	% Change
	($ in thousands)
Provision for income taxes	$20,549	$14,804	$5,745	38.8%

Effective tax rate	19.7%	23.5%

The income tax provision reflected $5.7 million and $0.4 million of excess tax benefits related to share-based compensation awards that vested or were exercised during the three months ended June 30, 2020 and 2019, respectively. Our consolidated effective tax rate can vary from period to period depending on geographic mix of our earnings, changes in tax legislation and tax rates and the amount and timing of excess tax benefits related to share-based payments, among other factors.

Six Months Ended June 30, 2020 Compared to Six Months Ended June 30, 2019

The following table summarizes our financial results for the six months ended June 30, 2020 and 2019. Results for the six months ended June 30, 2020 include MarketAxess Rates related revenue of $8.0 million and expenses of $8.8 million, including amortization of acquired intangibles expense of $1.2 million:

	Six Months Ended June 30,
	2020	2019	$ Change	% Change
	($ in thousands, except per share amounts)

Revenues	$353,773	$249,981	$103,792	41.5%
Expenses	158,549	125,915	32,634	25.9
Operating income	195,224	124,066	71,158	57.4
Other income	881	4,063	(3,182)	-78.3
Income before income taxes	196,105	128,129	67,976	53.1
Provision for income taxes	37,435	27,502	9,933	36.1
Net income	$158,670	$100,627	$58,043	57.7%

Net income per common share - Diluted	$4.16	$2.66	$1.50	56.4%

A 2.9% change in the average foreign currency exchange rates of the British pound sterling compared to the U.S. dollar from the six months ended June 30, 2019 had the effect of decreasing revenues and expenses by $1.3 million and $0.9 million, respectively, for the six months ended June 30, 2020.

Revenues

Our revenues for the six months ended June 30, 2020 and 2019, and the resulting dollar and percentage changes, were as follows:

	Six Months Ended June 30,
	2020		2019
	($ in thousands)
	$	% of Revenues	$	% of Revenues	$ Change	% Change
Commissions	$328,046	92.7%	$226,884	90.8%	$101,162	44.6%
Information services	17,069	4.8	14,522	5.8	2,547	17.5
Post-trade services	8,207	2.3	8,056	3.1	151	1.9
Other	451	0.2	519	0.3	(68)	(13.1)
Total revenues	$353,773	100.0%	$249,981	100.0%	$103,792	41.5%

Commissions. Our commission revenues for the six months ended June 30, 2020 and 2019, and the resulting dollar and percentage changes, were as follows:

	Six Months Ended June 30,
	2020	2019	$ Change	% Change
	($ in thousands)
Variable transaction fees
U.S. high-grade	$133,178	$85,415	$47,763	55.9%
Other credit	132,587	93,267	39,320	42.2
Total credit	265,765	178,682	87,083	48.7
Rates	9,432	1,172	8,260	704.8
Total variable transaction fees	275,197	179,854	95,343	53.0
Distribution fees
U.S. high-grade	39,609	35,461	4,148	11.7
Other credit	12,987	11,332	1,655	14.6
Total credit	52,596	46,793	5,803	12.4
Rates	253	237	16	6.8
Total distribution fees	52,849	47,030	5,819	12.4
Total commissions	$328,046	$226,884	$101,162	44.6%

U.S. high-grade variable transaction fees increased $47.8 million due to a 37.2% increase in trading volume and a 13.7% increase in average variable transaction fee per million. Other credit variable transaction fees increased $39.3 million due to a 36.0% increase in trading volume and a 4.5% increase in the average variable transaction fee per million. Open Trading volume totaled $452.4 billion during the six months ended June 30, 2020, up 70.7%, and represented 26.7% and 20.5% of commission revenue for the six months ended June 30, 2020 and 2019, respectively. The 704.8% increase in variable transaction fees for rates was attributable to the inclusion of U.S. Treasuries trading volume and commissions from LiquidityEdge, which was acquired in November 2019.

U.S. high-grade and other credit distribution fees increased $4.1 million and $1.7 million, respectively, mainly due to the migration of certain dealers from all-variable fee plans to plans that incorporate a monthly distribution fee.

Our trading volumes for the six months ended June 30, 2020 and 2019 were as follows:

	Six Months Ended June 30,
	2020	2019	$ Change	% Change
	($ in millions)
Trading volume data
U.S. high-grade - fixed rate	$710,194	$508,858	$201,336	39.6%
U.S. high-grade - floating rate	34,380	33,912	468	1.4
Total U.S. high grade	744,574	542,770	201,804	37.2
Other credit	657,019	482,994	174,025	36.0
Total credit	$1,401,593	$1,025,764	$375,829	36.6%

Rates	2,400,472	27,450	2,373,022	N/M

Number of U.S. Trading Days	125	124
Number of U.K. Trading Days	125	124

For volume reporting purposes, transactions in foreign currencies are converted to U.S. dollars at average monthly rates. The 37.2% increase in our U.S. high-grade volume was principally due to an increase in our estimated market share coupled with growth in overall market volume. Our estimated market share of total U.S. high-grade corporate bond volume increased to 20.8% for the six months ended June 30, 2020 from 18.1% for the six months ended June 30, 2019. Estimated U.S. high-grade TRACE volume increased by 19.4% to $3.6 trillion for the six months ended June 30, 2020.

Other credit volumes increased by 36.0% due to increases of 77.8% in high-yield bond volume, 24.8% in Eurobonds volume, and 21.9% in emerging markets bond volume as a result of increases in estimated market share and estimated market volumes. Estimated high-yield, Eurobonds and TRACE and Trax® reported emerging markets market volumes were up 30.7%, 18.3% and 11.7%, respectively.

Our average variable transaction fee per million for the six months ended June 30, 2020 and 2019 was as follows:

	Six Months Ended June 30,
	2020	2019	$ Change	% Change
Average variable transaction fee per million
U.S. high-grade - fixed rate	$185.04	$163.15	$21.89	13.4%
U.S. high-grade - floating rate	51.38	70.65	(19.27)	(27.3)
Total U.S. high-grade	178.86	157.37	21.49	13.7
Other credit	201.80	193.10	8.70	4.5
Total credit	189.62	174.19	15.42	8.9

Rates	3.93	42.69	(38.76)	(90.8)

Total U.S. high-grade average variable transaction fee per million increased 13.7% to $179 per million for the six months ended June 30, 2020 mainly due to an increase in the duration of bonds traded on our platforms. Other credit average variable transaction fee per million increased 4.5% to $202 per million for the six months ended June 30, 2020 mainly due to a larger percentage of trading volume in high-yield bonds that command higher fees per million. The significant decrease in the average variable transaction fee per million for rates products was primarily attributable to the inclusion of U.S. Treasuries trading volumes that command lower fees per million.

Information Services. Information services revenue increased $2.5 million for the six months ended June 30, 2020 principally due to new data contracts.

Post-Trade Services. Post-trade services revenue increased $0.2 million for the six months ended June 30, 2020.

Expenses

The following table summarizes our expenses for the six months ended June 30, 2020 and 2019. Expenses for the six months ended June 30, 2020 include $8.8 million of expenses related to MarketAxess Rates, including amortization of acquired intangibles expense of $1.2 million.

	Six Months Ended June 30,
	2020	2019	$ Change	% Change
	($ in thousands)
Expenses
Employee compensation and benefits	$82,830	$65,281	$17,549	26.9%
Depreciation and amortization	16,372	12,427	3,945	31.7
Technology and communications	16,753	12,256	4,497	36.7
Professional and consulting fees	13,740	12,127	1,613	13.3
Occupancy	6,760	5,747	1,013	17.6
Marketing and advertising	4,485	5,966	(1,481)	(24.8)
Clearing costs	11,223	5,187	6,036	116.4
General and administrative	6,386	6,924	(538)	(7.8)
Total expenses	$158,549	$125,915	$32,634	25.9%

Employee compensation and benefits increased by $17.5 million, primarily due to higher employee incentive compensation of $8.9 million, which is tied to operating performance, an increase of $7.5 million in salaries, taxes and benefits on higher employee headcount, and a $1.1 million increase in stock-based compensation.

Depreciation and amortization increased by $3.9 million primarily due to higher amortization of software development costs of $2.1 million and amortization of acquired intangibles expense of $1.2 million. For the six months ended June 30, 2020 and 2019, $9.3 million and $6.1 million, respectively, of equipment purchases and leasehold improvements and $13.0 million and $7.3 million, respectively, of software development costs were capitalized.

Technology and communications expenses increased by $4.5 million primarily due to higher cloud hosting costs of $1.4 million, IT license and support costs of $1.4 million and U.S. Treasury platform licensing costs of $1.8 million.

Professional and consulting fees increased $1.6 million mainly due to higher recruiting fees of $1.0 million and consulting expense of $0.4 million related to our self-clearing initiative.

Marketing and advertising expense decreased $1.5 million due to reduced sales related travel and entertainment activities as a result of the pandemic.

Clearing costs increased by $6.0 million primarily due to $3.4 million of clearing expenses associated with higher Open Trading volume and $2.6 million of clearing expenses associated with U.S. Treasuries matched principal transactions. Clearing costs as a percentage of Open Trading matched principal trading revenue from credit products decreased from 11.2% to 9.8%.

General and administrative expenses decreased $0.5 million as a result of lower general travel and entertainment expense.

Other Income (Expense)

Our other income for the six months ended June 30, 2020 and 2019, and the resulting dollar and percentage changes, were as follows:

	Six Months Ended June 30,
	2020	2019	$ Change	% Change
	($ in thousands)
Investment income	$1,983	$4,085	$(2,102)	(51.5)%
Other income, net	(1,102)	(22)	(1,080)	4,909.1
Total other income	$881	$4,063	$(3,182)	(78.3)%

Investment income decreased by $2.1 million primarily due to lower investment balances, due in part to the $103.9 million of cash paid for the LiquidityEdge acquisition in November 2019, and a decrease in interest rates.

Other, net decreased by $1.1 million primarily due to changes in unrealized and realized gains (losses) on trading securities.

Provision for Income Taxes

The provision for income taxes and effective tax rate for the six months ended June 30, 2020 and 2019 were as follows:

	Six Months Ended June 30,
	2020	2019	$ Change	% Change
	($ in thousands)
Provision for income taxes	$37,435	$27,502	$9,933	36.1%

Effective tax rate	19.1%	21.5%

The income tax provision reflected $12.0 million and $3.5 million of excess tax benefits related to share-based compensation awards that vested or were exercised during the six months ended June 30, 2020 and 2019, respectively. Our consolidated effective tax rate can vary from period to period depending on geographic mix of our earnings, changes in tax legislation and tax rates and the amount and timing of excess tax benefits related to share-based payments, among other factors.

Liquidity and Capital Resources

During the past three years, we have met our funding requirements through cash on hand and internally generated funds. Cash and cash equivalents and investments totaled $535.5 million at June 30, 2020. Our investments are invested in investment grade securities. We limit the amounts that can be invested in any single issuer and invest in short- to intermediate-term instruments whose fair values are less sensitive to interest rate changes. We believe our investments as of June 30, 2020 that were in an unrealized loss position were not other-than-temporarily impaired, nor has any event occurred subsequent to that date, including the recent developments related to the Pandemic, that would indicate any other-than-temporary impairment.

We are party to an amended and restated Credit Agreement that provides for revolving loans and letters of credit up to an aggregate of $100.0 million. The Credit Agreement matures in October 2020. Subject to satisfaction of certain specified conditions, we are permitted to upsize the borrowing capacity under the Credit Agreement by an additional $50.0 million. As of June 30, 2020, we had $1.0 million in letters of credit outstanding and $99.0 million in available borrowing capacity under the Credit Agreement.

Our cash flows were as follows:

	Six Months Ended June 30,
	2020	2019	$ Change	% Change
	($ in thousands)
Net cash provided by operating activities	$225,222	$109,102	$116,120	106.4%
Net cash provided by (used in) investing activities	12,931	(10,736)	23,667	(220.4)
Net cash (used in) financing activities	(83,995)	(58,532)	(25,463)	43.5
Effect of exchange rate changes on cash and cash equivalents	(3,678)	21	(3,699)	(17,614.3)
Net increase for the period	$150,480	$39,855	$110,625	277.6%

The $116.1 million increase in net cash provided by operating activities was primarily due to increases in net income of $58.0 million, net sales and maturities of trading investments of $54.4 million and depreciation and amortization of $3.9 million.

The $23.7 million increase in net cash provided by investing activities was primarily due to a decrease in net purchases of available-for-sale investments of $33.0 million, offset by an increase in capital expenditures of $8.8 million.

The $25.5 million increase in net cash (used in) financing activities was principally due to increases in withholding tax payments on restricted stock vesting and stock option exercises of $15.7 million, cash dividends paid on common stock of $7.3 million and repurchases of common stock of $2.6 million.

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

The table set forth below presents a reconciliation of our net income to EBITDA:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	($ in thousands)
Net income	$83,854	$48,105	$158,670	$100,627
Add back:
Interest expense	—	—	—	—
Provision for income taxes	20,549	14,804	37,435	27,502
Depreciation and amortization	8,305	6,345	16,372	12,427
Earnings before interest, taxes, depreciation and amortization	$112,708	$69,254	$212,477	$140,556

The table set forth below presents a reconciliation of our cash flow from operating activities to FCF:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	($ in thousands)
Net cash provided by operating activities	$104,853	$69,733	$225,222	$109,102
Exclude: Net change in trading investments	(6,880)	(2,839)	(63,274)	(8,854)
Less: Purchases of furniture, equipment and leasehold improvements	(4,973)	(5,465)	(9,264)	(6,114)
Less: Capitalization of software development costs	(6,225)	(4,126)	(13,003)	(7,310)
Free Cash Flow	$86,775	$57,303	$139,681	$86,824

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

Certain of our U.S. subsidiaries are registered as a broker-dealer or a SEF and therefore are subject to the applicable rules and regulations of the SEC, FINRA and the CFTC. These rules contain minimum net capital requirements, as defined in the applicable regulations, and also may require that a significant part of the registrants’ assets be kept in relatively liquid form. Certain of our foreign subsidiaries are regulated by the FCA in the U.K. or other foreign regulators and must maintain financial resources, as defined in the applicable regulations, in excess of the applicable financial resources requirement. As of June 30, 2020, each of our subsidiaries that are subject to these regulations had net capital or financial resources in excess of their minimum requirements. As of June 30, 2020, our subsidiaries maintained aggregate net capital and financial resources that were $287.5 million in excess of the required levels of $19.6 million.

Each of our U.S. and foreign regulated subsidiaries are subject to local regulations which generally prohibit repayment of borrowings from our affiliates, paying cash dividends, making loans to our affiliates or otherwise entering into transactions that result in a significant reduction in regulatory net capital or financial resources without prior notification to or approval from such regulated entity’s principal regulator. As of June 30, 2020, the amount of unrestricted cash held by our non-U.S. subsidiaries was $159.9 million.

We execute certain bond transactions between and among institutional investor and broker-dealer clients on a matched principal basis by serving as counterparty to both the buyer and the seller in trades which settle through third-party clearing brokers. Settlement typically occurs within one to two trading days after the trade date. Cash settlement of the transaction occurs upon receipt or delivery of the underlying instrument that was traded. Under securities clearing agreements with third party clearing brokers, we maintain collateral deposits with each clearing broker in the form of cash. As of June 30, 2020 and December 31, 2019, the amount of the collateral deposits, which are disclosed in the Consolidated Statements of Cash Flows as restricted cash, and included in prepaid expenses and other assets in the Consolidated Statements of Financial Condition was $20.6 million and $4.1 million, respectively. During April 2020, we increased the amount of the collateral deposits with clearing brokers to support increased trading volume in our matched principal business. We may be exposed to credit risk in the event a counterparty does not fulfill its obligation to complete a transaction or if there is a trade dispute or error relating to a matched principal transaction. Pursuant to the terms of the securities clearing agreements, each third-party clearing broker has the right to charge us for any losses they suffer resulting from a counterparty’s failure on any of our trades. We did not record any liabilities or losses with regard to this right for the six months ended June 30, 2020 and 2019.

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

In July 2020, our Board of Directors approved a quarterly cash dividend of $0.60 per share payable on August 19, 2020 to stockholders of record as of the close of business on August 5, 2020. Any future declaration and payment of dividends will be at the sole discretion of our Board of Directors. Our Board of Directors may take into account such matters as general business conditions, our financial results, capital requirements, contractual obligations, legal, and regulatory restrictions on the payment of dividends to our stockholders or by our subsidiaries to their respective parent entities, and any such other factors as the Board of Directors may deem relevant.

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

Contractual Obligations and Commitments

As of June 30, 2020, we had the following contractual obligations and commitments:

	Payments due by period
	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
	($ in thousands)
Operating leases	$137,384	$5,308	$22,120	$20,630	$89,326
Foreign currency forward contract	177,713	177,713	—	—	—
	$315,097	$183,021	$22,120	$20,630	$89,326

We enter into foreign currency forward contracts to hedge our exposure to variability in certain foreign currency cash flows resulting from the net investment in our U.K. subsidiaries. As of June 30, 2020, the notional value of the only foreign currency forward contract outstanding was $179.1 million and the fair value of the asset was $1.4 million.

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

As of June 30, 2020, we had $123.8 million of investments, which were invested in corporate bonds that were classified as securities available-for-sale or trading securities. Adverse movements, such as a 10% decrease in the value of these securities or a downturn or disruption in the markets for these securities, could result in a substantial loss. In addition, principal gains and losses resulting from these securities could on occasion have a disproportionate effect, positive or negative, on our financial condition and results of operations for any particular reporting period.

Interest Rate Risk

Interest rate risk represents our exposure to interest rate changes with respect to our cash, cash equivalents and investments. As of June 30, 2020, our cash and cash equivalents and investments amounted to $535.5 million. A hypothetical 100 basis point decrease in interest rates would decrease our investment income by approximately $5.0 million, assuming no change in the amount or composition of our cash and cash equivalents.

As of June 30, 2020, a hypothetical 100 basis point increase or decrease in interest rates would decrease or increase the fair value of the available-for-sale investment portfolio by approximately $0.4 million, assuming no change in the amount or composition of the investments. The hypothetical unrealized gain (loss) of $0.4 million would be recognized in accumulated other comprehensive loss on the Consolidated Statements of Financial Condition.

A similar hypothetical 100 basis point increase or decrease in interest rates would decrease or increase the fair value of the trading securities portfolio by approximately $0.1 million. The hypothetical unrealized gain (loss) of $0.1 million would be recognized in other, net in the Consolidated Statements of Operations.

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

During the twelve months ended June 30, 2020, approximately 13.3% of our revenue and 26.6% of our expenses were denominated in currencies other than the U.S. dollar, most notably the British Pound Sterling. Based on actual results over the past year, a hypothetical 10% increase or decrease in the U.S. dollar against all other currencies would have increased or decreased revenue by approximately $8.2 million and operating expenses by approximately $7.2 million.

Derivative Risk

Our limited derivative risk stems from our activities in the foreign currency forward contract market. We use this market to mitigate our U.S. dollar versus British Pound Sterling exposure that arises from the activities of our U.K. subsidiaries. As of June 30, 2020, the fair value of the notional amount of our foreign currency forward contract was $177.7 million. We do not speculate in any derivative instruments.

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

Item 4. Controls and Procedures

(a)  Evaluation of Disclosure Controls and Procedures. Our management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our “disclosure controls and procedures,” as that term is defined in Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of June 30, 2020. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective to ensure that information required to be disclosed by MarketAxess in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and to ensure that information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

(b)  Changes in Internal Control over Financial Reporting. As a result of the Pandemic, our global workforce rapidly shifted to a work-from-home environment beginning in mid-March 2020. We have concluded that the changes to the working environment as a result of this shift did not have a material effect on our internal control over financial reporting during the second quarter. There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2020 identified in connection with the evaluation thereof by our management, including the Chief Executive Officer and Chief Financial Officer, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

With the exception of the following item, there have been no material changes in our risk factors from those disclosed in our most recent Form 10-K for the year ended December 31, 2019. For a discussion of the risk factors affecting the Company, see “Risk Factors” in Part I, Item 1A of our 2019 Form 10-K.

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

The global spread of the novel coronavirus (COVID-19) has created significant volatility in the markets we serve, and has increased uncertainty and economic disruption. The extent to which the Pandemic impacts our business, operations, and financial results is uncertain and will depend on numerous evolving factors that we may not be able to accurately predict, including:

•	the duration, scope and severity of the Pandemic;
•	governmental and business actions taken in response to the Pandemic and the impact of those actions on global economic activity;
•	the actions taken in response to economic disruption;
•	the impact of the economic and business disruptions on the trading needs of our clients and the resulting impact on their demand for our electronic trading platforms and solutions;
•	adverse market conditions, including unforeseen market closures, disruptions in trading, significant declines in market volumes, credit availability and other liquidity concerns;
•	the increase in business failures, liquidations or bankruptcies among market participants that use our electronic trading platforms or to whom we are a trading counterparty; and
•

our ability to provide our electronic trading platforms and other solutions, including as a result of our employees or our clients’ employees working remotely and/or closures of offices and facilities.

In addition, the increase in our employees working remotely has amplified certain risks to our business, including increased demand on our information technology resources and systems, increased phishing and other cybersecurity attacks as cybercriminals try to exploit the uncertainty surrounding the Pandemic, and an increase in the number of points of potential attack, such as laptops and mobile devices (both of which are now being used in increased numbers), to be secured, and any failure to effectively manage these risks, including to timely identify and appropriately respond to any cyberattacks, may adversely affect our business.

Due to the uncertainty of the duration, scope and severity of the Pandemic, the uncertainty as to what governmental measures may yet be taken in response to the Pandemic and the unpredictable effect on our business, our employees and our clients, we are not able to reasonably estimate the extent of any potential impact of the Pandemic on our financial condition or results of operations at this time, but the impact could be material. Even after the current COVID-19 outbreak has subsided, we may continue to experience impacts to our business as a result of the Pandemic’s global economic impact. Further, as the COVID-19 situation is unprecedented and continuously evolving, COVID-19 may also affect our operating and financial results in a manner that is not presently known to us or in a manner that we currently do not consider to present significant risks to our operations.

Any of the above factors could cause or contribute to the risks and uncertainties identified in our fiscal 2019 Form 10-K and could materially adversely affect our business, financial condition and results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

During the quarter ended June 30, 2020, we repurchased the following shares of common stock:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
				(In thousands)
April 1, 2020 - April 30, 2020	6,411	$386.35	5,250	$80,424
May 1, 2020 - May 31, 2020	27,209	481.60	4,761	78,148
June 1, 2020 - June 30, 2020	3,806	499.07	3,053	76,640
Total	37,426	$467.06	13,064

During the three months ended June 30, 2020, we repurchased 37,426 shares of common stock. The repurchases included 13,064 shares repurchased in connection with our share repurchase program and 24,362 shares surrendered by employees to us to satisfy the withholding tax obligations upon the exercise of stock options and vesting of restricted shares.

On January 30 2019, we announced that our Board of Directors authorized a two-year share repurchase program for up to $100.0 million of our common stock that commenced in April 2019 and will expire on March 31, 2021. Shares repurchased under the program will be held in treasury for future use.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Listing:

Number	Description
10.1	MarketAxess Holdings Inc. 2020 Equity Incentive Plan (incorporated by reference to Exhibit 99.1 to the Company’s Registration Statement on Form S-8 filed on June 10, 2020)
31.1*	Certification by Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification by Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
104	The cover page from the Company’s Quarterly report on Form 10-Q for the quarter ended June 30, 2020 has been formatted in Inline XBRL and is included in Exhibits 101.

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MARKETAXESS HOLDINGS INC.

Date: July 24, 2020	By:	/s/ RICHARD M. MCVEY
Richard M. McVey
Chief Executive Officer
(principal executive officer)

Date: July 24, 2020	By:	/s/ ANTONIO L. DELISE
Antonio L. DeLise
Chief Financial Officer
(principal financial and accounting officer)