Form 10-Q
period 2020-09-30
MARKETAXESS HOLDINGS INC
filed 2020-10-30
CIK 1278021

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

or

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

As of October 28, 2020, the number of shares of the Registrant’s voting common stock outstanding was 37,963,482.

MARKETAXESS HOLDINGS INC.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2020

PART I — Financial Information

Item 1. Financial Statements

MARKETAXESS HOLDINGS INC.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Unaudited)

	As of
	September 30, 2020	December 31, 2019
	(In thousands, except share and per share amounts)
ASSETS
Cash and cash equivalents	$310,368	$270,124
Cash segregated under federal regulations	50,033	—
Investments, at fair value	31,274	230,477
Accounts receivable, net of allowance of $166 and $57 as of September 30, 2020 and December 31, 2019, respectively	81,706	62,017
Receivables from broker-dealers, clearing organizations and customers	380,853	—
Goodwill	147,388	146,861
Intangible assets, net of accumulated amortization	58,873	60,986
Furniture, equipment, leasehold improvements and capitalized software, net of accumulated depreciation and amortization	82,074	71,795
Operating lease right-of-use assets	76,692	81,399
Prepaid expenses and other assets	26,191	30,770
Deferred tax assets, net	52	501
Total assets	$1,245,504	$954,930

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Accrued employee compensation	$50,926	$47,365
Payables to broker-dealers, clearing organizations and customers	138,120	—
Income and other tax liabilities	34,822	16,690
Deferred revenue	5,092	3,499
Accounts payable, accrued expenses and other liabilities	25,297	19,294
Operating lease liabilities	93,708	97,991
Total liabilities	347,965	184,839

Commitments and Contingencies (Note 13)

Stockholders' equity
Preferred stock, $0.001 par value, 4,855,000 shares authorized, no shares issued and outstanding as of September 30, 2020 and December 31, 2019	$—	$—
Series A Preferred Stock, $0.001 par value, 110,000 shares authorized, no shares issued and outstanding as of September 30, 2020 and December 31, 2019	—	—
Common stock voting, $0.003 par value, 110,000,000 shares authorized, 40,809,252 shares and 40,746,593 shares issued and 37,964,882 shares and 37,935,984 shares outstanding as of September 30, 2020 and December 31, 2019, respectively	122	122
Common stock non-voting, $0.003 par value, 10,000,000 shares authorized, no shares issued and outstanding as of September 30, 2020 and December 31, 2019	—	—
Additional paid-in capital	327,646	342,541
Treasury stock - Common stock voting, at cost, 2,844,370 and 2,810,609 shares as of September 30, 2020 and December 31, 2019, respectively	(168,841)	(153,388)
Retained earnings	749,211	591,086
Accumulated other comprehensive loss	(10,599)	(10,270)
Total stockholders' equity	897,539	770,091
Total liabilities and stockholders' equity	$1,245,504	$954,930

The accompanying notes are an integral part of these consolidated financial statements.

MARKETAXESS HOLDINGS INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(In thousands, except per share amounts)
Revenues
Commissions	$150,586	$119,869	$478,632	$346,753
Information services	8,501	7,693	25,570	22,215
Post-trade services	4,689	3,784	12,896	11,840
Other	230	251	681	770
Total revenues	164,006	131,597	517,779	381,578

Expenses
Employee compensation and benefits	37,583	32,681	120,413	97,962
Depreciation and amortization	9,032	6,700	25,404	19,127
Technology and communications	8,417	7,381	25,170	19,637
Professional and consulting fees	8,269	7,018	22,009	19,145
Occupancy	3,445	2,802	10,205	8,549
Marketing and advertising	1,148	2,506	5,633	8,472
Clearing costs	4,838	2,782	16,061	7,969
General and administrative	3,467	3,762	9,853	10,686
Total expenses	76,199	65,632	234,748	191,547
Operating income	87,807	65,965	283,031	190,031
Other income (expense)
Investment income	344	2,211	2,327	6,296
Interest expense	(1,046)	—	(1,046)	—
Other, net	860	(838)	(242)	(860)
Total other income (expense)	158	1,373	1,039	5,436
Income before income taxes	87,965	67,338	284,070	195,467
Provision for income taxes	20,189	13,336	57,624	40,838
Net income	$67,776	$54,002	$226,446	$154,629

Net income per common share
Basic	$1.81	$1.46	$6.06	$4.17
Diluted	$1.78	$1.42	$5.94	$4.08

Cash dividends declared per common share	$0.60	$0.51	$1.80	$1.53

Weighted average shares outstanding
Basic	37,386	37,066	37,343	37,053
Diluted	38,160	37,995	38,129	37,913

The accompanying notes are an integral part of these consolidated financial statements.

MARKETAXESS HOLDINGS INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(In thousands)
Net income	$67,776	$54,002	$226,446	$154,629
Net cumulative translation adjustment and foreign currency exchange hedge, net of tax of $1,654, $1,021, $(908) and $1,281, respectively	4,423	(1,416)	213	(1,398)
Net unrealized (loss) gain on securities available-for-sale, net of tax of $(276), $22, $(172), and $309, respectively	(871)	70	(542)	988
Comprehensive income	$71,328	$52,656	$226,117	$154,219

The accompanying notes are an integral part of these consolidated financial statements.

MARKETAXESS HOLDINGS INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

	Common Stock Voting	Additional Paid-In Capital	Treasury Stock - Common Stock Voting	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
	(In thousands, except per share amounts)

Balance at January 1, 2020	$122	$342,541	$(153,388)	$591,086	$(10,270)	$770,091
Net income	—	—	—	74,816	—	74,816
Cumulative translation adjustment and foreign currency exchange hedge, net of tax	—	—	—	—	(3,859)	(3,859)
Unrealized net loss on securities available-for-sale, net of tax	—	—	—	—	(491)	(491)
Stock-based compensation	—	6,677	—	—	—	6,677
Exercise of stock options	—	80	—	—	—	80
Withholding tax payments on restricted stock vesting and stock option exercises	—	(21,243)	—	—	—	(21,243)
Repurchases of common stock	—	—	(5,415)	—	—	(5,415)
Cash dividend on common stock ($0.60 per share)	—	—	—	(22,773)	—	(22,773)
Balance at March 31, 2020	122	328,055	(158,803)	643,129	(14,620)	797,883
Net income	—	—	—	83,854	—	83,854
Cumulative translation adjustment and foreign currency exchange hedge, net of tax	—	—	—	—	(351)	(351)
Unrealized net gain on securities available-for-sale, net of tax	—	—	—	—	820	820
Stock-based compensation	—	5,791	—	—	—	5,791
Exercise of stock options	—	659	—	—	—	659
Withholding tax payments on restricted stock vesting and stock option exercises	—	(6,535)	—	—	—	(6,535)
Repurchases of common stock	—	—	(5,873)	—	—	(5,873)
Cash dividend on common stock ($0.60 per share)	—	—	—	(22,764)	—	(22,764)
Balance at June 30, 2020	122	327,970	(164,676)	704,219	(14,151)	853,484
Net income	—	—	—	67,776	—	67,776
Cumulative translation adjustment and foreign currency exchange hedge, net of tax	—	—	—	—	4,423	4,423
Unrealized net loss on securities available-for-sale, net of tax	—	—	—	—	(871)	(871)
Stock-based compensation	—	6,451	—	—	—	6,451
Exercise of stock options	—	9	—	—	—	9
Withholding tax payments on restricted stock vesting and stock option exercises	—	(6,784)	—	—	—	(6,784)
Repurchases of common stock	—	—	(4,165)	—	—	(4,165)
Cash dividend on common stock ($0.60 per share)	—	—	—	(22,784)	—	(22,784)
Balance at September 30, 2020	$122	$327,646	$(168,841)	$749,211	$(10,599)	$897,539

The accompanying notes are an integral part of these consolidated financial statements.

MARKETAXESS HOLDINGS INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

	Common Stock Voting	Additional Paid-In Capital	Treasury Stock - Common Stock Voting	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
	(In thousands, except per share amounts)

Balance at January 1, 2019	$122	$341,860	$(184,962)	$463,252	$(12,394)	$607,878
Net income	—	—	—	52,522	—	52,522
Cumulative translation adjustment and foreign currency exchange hedge, net of tax	—	—	—	—	1,118	1,118
Unrealized net gain on securities available-for-sale, net of tax	—	—	—	—	459	459
Stock-based compensation	—	5,196	—	—	—	5,196
Exercise of stock options	—	172	—	—	—	172
Withholding tax payments on restricted stock vesting and stock option exercises	—	(11,803)	—	—	—	(11,803)
Repurchases of common stock	—	—	(5,184)	—	—	(5,184)
Cash dividend on common stock ($0.51 per share)	—	—	—	(19,212)	—	(19,212)
Balance at March 31, 2019	122	335,425	(190,146)	496,562	(10,817)	631,146
Net income	—	—	—	48,105	—	48,105
Cumulative translation adjustment and foreign currency exchange hedge, net of tax	—	—	—	—	(1,100)	(1,100)
Unrealized net gain on securities available-for-sale, net of tax	—	—	—	—	459	459
Stock-based compensation	—	5,929	—	—	—	5,929
Exercise of stock options	—	350	—	—	—	350
Withholding tax payments on restricted stock vesting and stock option exercises	—	(258)	—	—	—	(258)
Repurchases of common stock	—	—	(3,486)	—	—	(3,486)
Cash dividend on common stock ($0.51 per share)	—	—	—	(19,237)	—	(19,237)
Balance at June 30, 2019	122	341,446	(193,632)	525,430	(11,458)	661,908
Net income	—	—	—	54,002	—	54,002
Cumulative translation adjustment and foreign currency exchange hedge, net of tax	—	—	—	—	(1,416)	(1,416)
Unrealized net gain on securities available-for-sale, net of tax	—	—	—	—	70	70
Stock-based compensation	—	7,944	—	—	—	7,944
Exercise of stock options	—	363	—	—	—	363
Withholding tax payments on restricted stock vesting and stock option exercises	—	(6,210)	—	—	—	(6,210)
Repurchases of common stock	—	—	(2,770)	—	—	(2,770)
Cash dividend on common stock ($0.51 per share)	—	—	—	(19,268)	—	(19,268)
Balance at September 30, 2019	$122	$343,543	$(196,402)	$560,164	$(12,804)	$694,623

The accompanying notes are an integral part of these consolidated financial statements.

MARKETAXESS HOLDINGS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2020	2019
	(In thousands)
Cash flows from operating activities
Net income	$226,446	$154,629
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	25,404	19,127
Amortization of operating lease right-of-use assets	5,146	4,304
Stock-based compensation expense	18,919	19,069
Deferred taxes	8,655	73
Other	727	886
Changes in operating assets and liabilities:
(Increase) in accounts receivable	(20,232)	(15,479)
(Increase) in receivables from broker-dealers, clearing organizations and customers	(304,023)	—
Decrease in prepaid expenses and other assets	521	3,855
Decrease (increase) in trading investments	62,636	(371)
(Increase) in mutual funds held in rabbi trust	(1,819)	(1,770)
Increase (decrease) in accrued employee compensation	3,561	(3,971)
Increase in payables to broker-dealers, clearing organizations and customers	138,120	—
Increase (decrease) in income and other tax liabilities	10,098	(3,279)
Increase in deferred revenue	1,593	921
Increase (decrease) in accounts payable, accrued expenses and other liabilities	5,786	(2,000)
(Decrease) increase in operating lease liabilities	(4,669)	800
Net cash provided by operating activities	176,869	176,794
Cash flows from investing activities
Acquisition of business, net of cash and cash equivalents acquired	(527)	—
Available-for-sale investments
Proceeds from maturities and sales	170,657	156,809
Purchases	(32,865)	(149,575)
Purchases of furniture, equipment and leasehold improvements	(13,022)	(8,683)
Capitalization of software development costs	(21,124)	(13,863)
Other	—	22
Net cash provided by (used in) investing activities	103,119	(15,290)
Cash flows from financing activities
Cash dividend on common stock	(68,104)	(57,233)
Exercise of stock options	748	885
Withholding tax payments on restricted stock vesting and stock option exercises	(34,562)	(18,271)
Repurchases of common stock	(15,453)	(11,440)
Proceeds from short-term borrowings	478,356	—
Repayments of short-term borrowings	(478,356)	—
Net cash (used in) financing activities	(117,371)	(86,059)
Effect of exchange rate changes on cash and cash equivalents	431	(1,261)
Cash and cash equivalents including restricted cash
Net increase for the period	163,048	74,184
Beginning of period	274,253	247,458
End of period	$437,301	$321,642

Supplemental cash flow information
Non-cash activity
Operating lease right-of-use assets obtained in exchange for operating lease liabilities	$705	$422

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

Cash and Cash Equivalents

Cash and cash equivalents includes cash and money market instruments that are primarily maintained at two major global banks. Given this concentration, the Company is exposed to certain credit risk in relation to its deposits at these banks. The Company defines cash equivalents as short-term interest-bearing investments with maturities at the time of purchase of three months or less.

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

The Company assesses whether an other-than-temporary impairment loss on the available-for-sale investments has occurred due to declines in fair value or other market conditions. The portion of an other-than-temporary impairment related to credit loss is recorded as a charge to other, net income in the Consolidated Statements of Operations. The remainder is recognized in accumulated other comprehensive loss if the Company does not intend to sell the security and it is more likely than not that the Company will not be required to sell the security prior to recovery. No charges for other-than-temporary losses were recorded during the three and nine months ended September 30, 2020 and 2019, respectively.

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

Receivables from and Payables to Broker-dealers, Clearing Organizations and Customers

Receivables from broker-dealers, clearing organizations and customers include amounts receivable for securities not delivered by the Company to the purchaser by the settlement date (‘‘securities failed-to-deliver’’) and cash deposits held at clearing organizations and clearing brokers to facilitate the settlement and clearance of matched principal transactions. Payables to broker-dealers, clearing organizations and customers include amounts payable for securities not received by the Company from a seller by the settlement date (‘‘securities failed-to-receive’’). Securities failed-to-deliver and securities failed-to-receive for transactions executed between and among institutional investor and broker-dealer clients on a matched principal basis where the Company’s U.S. broker-dealer subsidiary serves as a counterparty to both the buyer and the seller are recorded on a settlement date basis. The Company presents its securities failed-to-deliver and securities failed-to-receive balances on a net-by-counterparty basis within receivables from and payables to broker-dealers, clearing organizations and customers. The difference between the Company’s trade-date receivables and payables for unsettled matched principal transactions reflects commissions earned and is recorded within accounts receivable, net on a trade-date basis.

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

Commission Revenue – The Company charges its broker-dealer clients variable transaction fees for trades executed on its platforms and, under certain plans, distribution fees or monthly minimum fees to use the platforms for a particular product area. Variable transaction fees are recognized on a trade date basis and generally calculated as a percentage of the notional dollar volume of bonds traded on the platforms and vary based on the type, size, yield and maturity of the bond traded. Under the Company’s disclosed trading transaction fee plans, bonds that are more actively traded or that have shorter maturities are generally charged lower commissions, while bonds that are less actively traded or that have longer maturities generally command higher commissions. Variable transaction fees, distribution fees and unused monthly fee commitments are invoiced and recorded on a monthly basis.

For Open Trading trades that the Company executes between and among institutional investor and broker-dealer clients on a matched principal basis by serving as counterparty to both the buyer and the seller, the Company earns its commission through the difference in price between the two trades. The commission revenue for these trades is recorded on a trade-date basis. The commission is collected upon settlement of the trade, which typically occurs within one to two trading days after the trade date. For U.S. Treasury matched principal trades, commissions are invoiced and recorded on a monthly basis. The following table presents commission revenue by fee type:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(In thousands)
Commission revenue by fee type
Variable transaction fees
Disclosed trading	$80,354	$69,541	$260,233	$202,905
Open Trading - matched principal trading	40,565	26,444	128,296	72,934
U.S. Treasuries - matched principal trading	2,264	—	9,851	—
Total variable transaction fees	123,183	95,985	398,380	275,839
Distribution fees and unused minimum fees	27,403	23,884	80,252	70,914
Total commissions	$150,586	$119,869	$478,632	$346,753

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(In thousands)
Information services revenue by timing of recognition
Services transferred over time	$8,227	$7,203	$23,852	$21,472
Services transferred at a point in time	274	490	1,718	743
Total information services revenues	$8,501	$7,693	$25,570	$22,215

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(In thousands)
Post-trade services revenue by timing of recognition
Services transferred over time	$4,557	$3,775	$12,655	$11,811
Services transferred at a point in time	132	9	241	29
Total post-trade services revenues	$4,689	$3,784	$12,896	$11,840

Other revenues – Other revenues primarily includes revenue from telecommunications line charges to broker-dealer clients.

Contract liabilities consist of deferred revenues that the Company records when cash payments are received or due in advance of services to be performed. The revenue recognized from contract liabilities and the remaining balance is shown below:

	December 31, 2019	Payments received in advance of services to be performed	Revenue recognized for services performed during the period	Foreign Currency Translation	September 30, 2020
	(In thousands)
Information services	$2,138	$7,467	$(6,093)	$—	$3,512
Post-trade services	1,361	11,490	(11,234)	(37)	1,580
Total deferred revenue	$3,499	$18,957	$(17,327)	$(37)	$5,092

The majority of the Company’s contracts are short-term in nature with durations of less than one year. For contracts extending beyond one year, the aggregate amount of the transaction price allocated to remaining performance obligations was $27.3 million as of September 30, 2020. The Company expects to recognize revenue associated with the remaining performance obligations over the next 23 months.

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

Income Taxes

Income taxes are accounted for using the asset and liability method. Deferred income taxes reflect the net tax effects of temporary differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when such differences are expected to reverse. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is recognized against deferred tax assets if it is more likely than not that such assets will not be realized in future years. The Company recognizes interest and penalties related to unrecognized tax benefits in the provision for income taxes in the Consolidated Statements of Operations. All tax effects related to share-based payments are recorded through tax expense in the periods during which the awards are exercised or vest.

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

3. Regulatory Capital Requirements

Certain U.S. subsidiaries of the Company are registered as a broker-dealer or swap execution facility (“SEF”) and therefore are subject to the applicable rules and regulations of the SEC and the Commodity Futures Trading Commission (“CFTC”). These rules contain minimum net capital requirements, as defined in the applicable regulations, and also may require that a significant part of the registrants’ assets be kept in relatively liquid form. Certain of the Company’s foreign subsidiaries are regulated by the Financial Conduct Authority (“FCA”) in the U.K. or other foreign regulators and must maintain financial resources, as defined in the applicable regulations, in excess of the applicable financial resources requirement. As of September 30, 2020, each of the Company’s subsidiaries that are subject to these regulations had net capital or financial resources in excess of their minimum requirements. As of September 30, 2020, the Company’s subsidiaries maintained aggregate net capital and financial resources that was $305.6 million in excess of the required levels of $23.7 million.

In August 2020, one of the Company’s U.S. broker-dealer subsidiaries converted to a self-clearing model for the U.S. bond trades to which it is a counterparty via its Open Trading™ functionality. Previously, these bond transactions were settled through a third-party clearing broker. As a result of this conversion, the broker-dealer subsidiary is required to segregate funds in a special reserve bank account for the benefit of customers pursuant to Rule 15c3-3 of the Securities  Exchange  Act  of  1934. As of September 30, 2020, the broker-dealer subsidiary had a balance of $50.0 million in its special reserve bank account.

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

	Level 1	Level 2	Level 3	Total
	(In thousands)
As of September 30, 2020
Money market funds	$24,424	$—	$—	$24,424
Securities available-for-sale
Corporate debt	—	—	—	—
Trading securities
Corporate debt	—	23,237	—	23,237
Mutual funds held in rabbi trust	—	8,037	—	8,037
Foreign currency forward position	—	(1,932)	—	(1,932)
Total	$24,424	$29,342	$—	$53,766

As of December 31, 2019
Money market funds	$99,755	$—	$—	$99,755
Securities available-for-sale
Corporate debt	—	137,835	—	137,835
Trading securities
Corporate debt	—	31,120	—	31,120
U.S. Treasuries	—	55,305	—	55,305
Mutual funds held in rabbi trust	—	6,217	—	6,217
Foreign currency forward position	—	(2,772)	—	(2,772)
Total	$99,755	$227,705	$—	$327,460

Securities classified within Level 2 were valued using a market approach utilizing prices and other relevant information generated by market transactions involving comparable assets. The foreign currency forward contracts are classified within Level 2 as the valuation inputs are based on quoted market prices. The mutual funds held in a rabbi trust represent investments associated with the Company’s deferred cash incentive plan. There were no financial assets classified within Level 3 during the nine months ended September 30, 2020 and 2019.

The table below presents the carrying value, fair value and fair value hierarchy category of the Company's financial assets and liabilities that are not measured at fair value on the Consolidated Statement of Financial Condition. The carrying values of the Company's financial assets and liabilities not measured at fair value categorized in the fair value hierarchy as Level 1 and Level 2 approximate fair value due to the short-term nature of the underlying assets and liabilities.

	Carrying Value	Fair Value	Level 1	Level 2	Level 3	Total
			(In thousands)
As of September 30, 2020
Financial assets not measured at fair value:
Cash and cash equivalents	$310,368	$310,368	$310,368	$—	$—	$310,368
Cash segregated under federal regulations	50,033	50,033	50,033	—	—	50,033
Receivables from broker-dealers, clearing organizations and customers	380,853	380,853	76,830	304,023	—	380,853
Total	$741,254	$741,254	$437,231	$304,023	$—	$741,254

Financial liabilities not measured at fair value:
Payables to broker-dealers, clearing organizations and customers	$138,120	$138,120	$—	$138,120	$—	$138,120

As of December 31, 2019
Financial assets not measured at fair value:
Cash and cash equivalents	$270,124	$270,124	$270,124	$—	$—	$270,124

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

	As of
	September 30, 2020	December 31, 2019
	(In thousands)
Notional value	$157,195	$155,885
Fair value of notional	159,127	158,657
Fair value of the (liability)	$(1,932)	$(2,772)

The following is a summary of the Company’s investments:

	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
	(In thousands)
As of September 30, 2020
Trading securities
Corporate debt	$23,130	$107	$-	$23,237
Mutual funds held in rabbi trust	7,680	126	231	8,037
Total trading securities	30,810	233	231	31,274
Total investments	$30,810	$233	$231	$31,274

As of December 31, 2019
Securities available-for-sale
Corporate debt	$137,119	$721	$(5)	$137,835
Trading securities
Corporate debt	31,120	14	(14)	31,120
U.S. Treasuries	54,738	567	—	55,305
Mutual funds held in rabbi trust	5,173	1,044	—	6,217
Total trading securities	91,031	1,625	(14)	92,642
Total investments	$228,150	$2,346	$(19)	$230,477

The following table summarizes the fair value of the investments based upon the contractual maturities:

	As of
	September 30, 2020	December 31, 2019
	(In thousands)
Less than one year	$21,362	$120,850
Due in 1 - 5 years	9,912	109,627
Total	$31,274	$230,477

Proceeds from the sales and maturities of investments during the nine months ended September 30, 2020 and 2019 were $252.2 million and $238.5 million, respectively.

The following table provides fair values and unrealized losses on investments and by the aging of the securities’ continuous unrealized loss position as of September 30, 2020 and December 31, 2019:

	Less than Twelve Months		Twelve Months or More		Total
	Estimated fair value	Gross unrealized losses	Estimated fair value	Gross unrealized losses	Estimated fair value	Gross unrealized losses
(In thousands)
As of September 30, 2020
Corporate debt	$—	$—	$—	$—	$—	$—

As of December 31, 2019
Corporate debt	$27,999	$(18)	$4,406	$(1)	$32,405	$(19)

5. Receivables from and payables to broker-dealers, clearing organizations and customers

As of September 30, 2020 and December 31, 2019, receivables from and payables to broker-dealers, clearing organizations and customers consisted of the following:

	September 30, 2020	December 31, 2019
Receivables from broker-dealers, clearing organizations and customers:
Securities failed-to-deliver - broker-dealers	$111,605	$-
Securities failed-to-deliver - customers	184,214	-
Deposits with clearing organizations and broker-dealers	76,830	-
Other	8,204	-
Total	$380,853	$—

Payables to broker-dealers, clearing organizations and customers:
Securities failed-to-receive - broker-dealers	$84,932	$-
Securities failed-to-receive - customers	46,091	-
Other	7,097	-
Total	$138,120	$—

6. Acquisitions

On November 1, 2019, the Company and one of its subsidiaries completed their acquisition of all of the outstanding equity interests of LiquidityEdge LLC (“LiquidityEdge”) pursuant to the terms and conditions of a Unit Purchase Agreement entered into among the Company, LiquidityEdge, the holders of all the outstanding equity interests in LiquidityEdge and certain other persons named therein on August 12, 2019 (as amended, the “Agreement”). The aggregate consideration for the acquisition was $152.7 million, comprised of approximately $103.9 million in cash and 146,450 shares of common stock of the Company (valued at approximately $48.8 million as of the closing date of the acquisition, as described below). The aggregate consideration was increased by $0.5 million in the first quarter of 2020 to adjust for cash on hand, outstanding debt, transaction expenses and working capital as set forth in the Agreement. A portion of the stock consideration, amounting to 43,937 shares of common stock, was placed in escrow for up to 18 months to secure the sellers’ indemnification obligations under the Agreement. In addition, under the Agreement, the sellers were generally prohibited from transferring any of the Company common stock received in the acquisition for a period of six months following the November 1, 2019 closing date. The value ascribed to the shares by the Company was discounted from the market value on the date of closing to reflect the non-marketability of such shares during the restriction period.

LiquidityEdge is a limited liability company organized in the state of Delaware and is a broker-dealer registered with the SEC and the Financial Industry Regulatory Authority (“FINRA”). LiquidityEdge offers an electronic trading platform for U.S. Treasuries.

The Company has completed an allocation of the purchase price to the fair value of assets acquired and liabilities assumed at the date of acquisition. The Company utilized an independent third-party to determine the fair value of the acquired intangible assets. The purchase price allocation as of September 30, 2020 is as follows (in thousands):

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

In September 2020, the Company entered into agreements to acquire Regulatory Services GmbH, the pan-European regulatory reporting business of Deutsche Börse Group, and MuniBrokers LLC, a central electronic venue serving municipal bond inter-dealer brokers and dealers. The acquisitions are expected to close in the fourth quarter of 2020, subject to the satisfaction of customary closing conditions.

7. Goodwill and Intangible Assets

Goodwill and intangible assets with indefinite lives was $147.4 million and $146.9 million as of September 30, 2020 and December 31, 2019, respectively. Intangible assets that are subject to amortization, including the related accumulated amortization, are comprised of the following:

	September 30, 2020			December 31, 2019
	Cost	Accumulated amortization	Net carrying amount	Cost	Accumulated amortization	Net carrying amount
	(In thousands)
Technology	$5,770	$(5,770)	$—	$5,770	$(5,770)	$—
Customer relationships	64,326	(5,481)	58,845	64,332	(3,451)	60,881
Non-competition agreements	380	(380)	-	380	(380)	-
Tradenames	400	(372)	28	490	(385)	105
Total	$70,876	$(12,003)	58,873	$70,972	$(9,986)	$60,986

Amortization expense associated with identifiable intangible assets was $2.0 million and $0.3 million for the nine months ended September 30, 2020 and 2019, respectively. Estimated total amortization expense is $3.2 million, $5.7 million, $6.9. million, $7.9 million and $6.7 million, respectively, for each year from 2020 through 2024.

8. Income Taxes

The provision for income taxes consists of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Current:	(In thousands)
Federal	$4,566	$9,628	$23,219	$26,100
State and local	8,176	1,865	15,003	5,215
Foreign	3,571	3,385	10,759	9,429
Total current provision	16,313	14,878	48,981	40,744
Deferred:
Federal	2,974	(1,231)	6,354	195
State and local	547	(214)	1,165	4
Foreign	355	(97)	1,124	(105)
Total deferred provision	3,876	(1,542)	8,643	94
Provision for income taxes	$20,189	$13,336	$57,624	$40,838

Effective tax rate	23.0%	19.8%	20.3%	20.9%

The Company recognized excess tax benefits on share-based payments of $5.9 million and $3.5 million through the provision for income taxes for the three months ended September 30, 2020 and 2019, respectively, and $17.9 and $7.0 million for the nine months ended September 30, 2020 and 2019, respectively. During the three months ended September 30, 2020, the Company recorded an additional provision for unrecognized tax benefits of $4.8 million.

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

9. Stock-Based Compensation Plans

Total stock-based compensation expense was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(In thousands)
Employees	$6,133	$7,706	$18,044	$18,267
Non-employee directors	318	238	875	802
Total stock-based compensation	$6,451	$7,944	$18,919	$19,069

The Company records stock-based compensation expense for employees in employee compensation and benefits and for non-employee directors in general and administrative expenses in the Consolidated Statements of Operations.

During the nine months ended September 30, 2020, the Company granted to employees a total of 39,827 shares of restricted stock or restricted stock units, 13,900 options to purchase shares of common stock and performance-based shares with an expected pay-out at target of 13,295 shares of common stock. The fair value of the restricted stock and performance-based share awards was based on a weighted-average fair value per share at the grant date of $378.49 and $360.90, respectively. Based on the Black-Scholes option pricing model, the weighted-average fair value for each option granted was $91.43 per share.

As of September 30, 2020, the total unrecognized compensation cost related to all non-vested awards was $38.4 million. That cost is expected to be recognized over a weighted-average period of 1.9 years.

On June 8, 2020, the Company’s stockholders approved the Company’s 2020 Equity Incentive Plan, which replaces the Company’s 2012 Incentive Plan. An additional 2,500,000 shares are now available under the 2020 Equity Incentive Plan for the grant of stock options, stock appreciation rights, restricted stock, performance shares, performance units, or other stock-based awards as incentives and rewards to encourage employees, consultants and non-employee directors to participate in the long-term success of the Company.

10. Earnings Per Share

The following table sets forth basic and diluted weighted average shares outstanding used to compute earnings per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(In thousands)
Basic weighted average shares outstanding	37,386	37,066	37,343	37,053
Dilutive effect of stock options and restricted stock	774	929	786	860
Diluted weighted average shares outstanding	38,160	37,995	38,129	37,913

Stock options and restricted stock totaling 753 shares and 5,646 shares for the three months ended September 30, 2020 and 2019, respectively, and 27,606 and 194,672 shares for the nine months ended September 30, 2020, and 2019, respectively, were excluded from the computation of diluted earnings per share because their effect would have been antidilutive. The computation of diluted shares can vary among periods due, in part, to the change in the average price of the Company’s common stock.

11. Credit Agreements

Revolving Credit Agreement

The Company is party to an amended and restated credit agreement (the “Credit Agreement”) that provides for revolving loans and letters of credit up to an aggregate of $450.0 million. In August 2020, the Credit Agreement was amended to increase the aggregate commitments from $100.0 million to $450.0 million and to permit investments and loans of up to $500.0 million in a broker-dealer subsidiary of the Company. The Credit Agreement was further amended in October 2020 to extend the maturity date from October 2020 until the earlier to occur of (i) the date that the Company enters into a new credit facility with JPMorgan Chase Bank, N.A. that is intended to replace the Credit Agreement, and (ii) November 16, 2020. As of September 30, 2020, the Company had $1.0 million in letters of credit outstanding and $449.0 million in available borrowing capacity under the Credit Agreement.

Borrowings under the Credit Agreement will bear interest at a rate per annum equal to the base rate or adjusted LIBOR plus an applicable margin that varies with the Company’s consolidated total leverage ratio. The Company incurred $0.8 million of interest expense on borrowings under the Credit Agreement for the three months ended September 30, 2020. The Credit Agreement requires that the Company satisfy certain covenants, which include leverage ratios and minimum earnings before interest, tax, depreciation and amortization (“EBITDA”) requirements. The Company was in compliance with all applicable covenants at September 30, 2020 and December 31, 2019.

Collateralized Agreement

In connection with its self-clearing operations, one of the Company’s broker-dealer subsidiaries has entered into an agreement (the “Collateralized Agreement”) with its settlement bank to provide loans to the subsidiary in amounts up to an aggregate of $200.0 million. Borrowings under the Collateralized Agreement are collateralized by securities pledged by the Company’s broker-dealer subsidiary to the settlement bank, subject to applicable haircuts and concentration limits. Borrowings under the Collateralized Agreement will bear interest at a rate per annum equal to the Federal Funds Rate plus 1.00%. The Company incurred $0.1 million of interest expense on borrowings under the Collateralized Agreement during the three months ended September 30, 2020. As of September 30, 2020, the Company had no borrowings outstanding and $200.0 million in available borrowing capacity under the Collateralized Agreement.

12. Leases

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

The following table presents the components of lease expense:

		Three Months Ended September 30,		Nine Months Ended September 30,
Lease cost:	Classification	2020	2019	2020	2019
		(In thousands)
Operating lease cost	Occupancy	$3,432	$2,602	$10,238	$8,003
Operating lease cost for subleased/assigned properties	Other, net	609	707	1,780	1,863
Variable lease costs	Occupancy	3	9	26	164
Sublease income subleased/assigned properties	Other, net	(605)	(707)	(1,776)	(1,863)
Net lease cost		$3,439	$2,611	$10,268	$8,167

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

The weighted average remaining lease term (in years) and weighted average discount rate are as follows:

	As of
Lease Term and Discount Rate	September 30, 2020	December 31, 2019
Weighted average remaining lease term (in years)	12.9	13.3
Weighted average discount rate	5.9%	5.9%

The following table presents the maturity of lease liabilities as of September 30, 2020:

(In thousands)
Remainder of 2020	$2,417
2021	11,979
2022	10,328
2023	10,083
2024	10,750
2025 and thereafter	89,546
Total lease payments	135,103
Less: interest	41,395
Operating lease liabilities	$93,708

The Company has entered into agreements that sublease or assign the Company’s lease obligations on three properties to third parties and is contingently liable should the third parties default on future lease obligations through the lease termination dates of November 2020 and May 2022. The aggregate amount of the future lease obligations under these arrangements is $2.6 million as of September 30, 2020.

13. Commitments and Contingencies

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

Other

The Company, through certain of its subsidiaries, executes bond transactions between its institutional investor and broker-dealer clients on a matched principal basis by serving as counterparty to both the buyer and the seller in trades. In August 2020, one of the Company’s U.S. broker-dealer subsidiaries converted to a self-clearing model for the settlement of such transactions. The Company’s other U.S. and U.K  subsidiaries continue to settle their transactions through third-party clearing brokers. Settlement typically occurs within one to two trading days after the trade date. Cash settlement of the transaction occurs upon receipt or delivery of the underlying instrument that was traded. Under both the self-clearing and the third-party clearing broker models, the Company is exposed to credit risk in the event a counterparty does not fulfill its obligation to complete a transaction or if there is a miscommunication or other error in executing a matched principal transaction. Pursuant to the terms of the securities clearing agreements, each third-party clearing broker has the right to charge the Company for any losses they suffer resulting from a counterparty’s failure on any of the Company’s trades. The Company did not record any liabilities or losses with regard to counterparty failures for the nine months ended September 30, 2020 and 2019.

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

14. Share Repurchase Program

In January 2019, the Board of Directors authorized a two-year share repurchase program for up to $100.0 million that commenced in April 2019. For the nine months ended September 30, 2020, the Company repurchased 37,312 shares of common stock at a cost of $15.5 million. Shares repurchased under the program will be held in treasury for future use.

15. Segment and Geographic Information

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

For the nine months ended September 30, 2020 and 2019, the U.K. was the only individual foreign country in which the Company had a subsidiary that accounted for 10% or more of the total revenues or total long-lived assets of the Company. Revenues and long-lived assets are attributed to a geographic area based on the location of the particular subsidiary. Long-lived assets are defined as furniture, equipment, leasehold improvements and capitalized software. Information regarding revenue for the three and nine months ended September 30, 2020 and 2019 and long-lived assets as of September 30, 2020 and December 31, 2019 was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(In thousands)
Revenues
United States	$138,134	$109,526	$437,471	$317,282
United Kingdom	20,556	21,417	65,061	62,390
Other	5,316	654	15,247	1,906
Total	$164,006	$131,597	$517,779	$381,578

	As of
	September 30, 2020	December 31, 2019
	(In thousands)
Long-lived assets, as defined
United States	$65,357	$62,356
United Kingdom	16,700	9,410
Other	17	29
Total	$82,074	$71,795

16. Cash and cash equivalents and restricted cash

The following table provides a reconciliation of cash and cash equivalents together with restricted or segregated cash as reported within the Consolidated Statements of Financial Condition to the sum of the same such amounts shown in the Consolidated Statements of Cash Flows.

	Statement of Financial Condition Location	September 30, 2020	December 31, 2019
Cash and cash equivalents	Cash and cash equivalents	$310,368	$270,124
Cash segregated for regulatory purposes	Cash segregated under federal regulations and other	50,033	-
Deposits with clearing organizations and broker-dealers	Receivables from broker-dealers, clearing organizations and customers	76,830	-
Other deposits	Prepaid expenses and other assets	70	4,129
Total		$437,301	$274,253

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

Our platforms’ innovative technology solutions are designed to increase the number of potential trading counterparties and create a menu of solutions to address different trade sizes and bond liquidity characteristics. Our traditional request-for-quote (“RFQ”) model allows our institutional investor clients to simultaneously request competing, executable bids or offers from our broker-dealer clients and execute trades with the broker-dealer of their choice from among those that choose to respond. Our Open Trading protocols complement our RFQ model by increasing the number of potential counterparties and improving liquidity by allowing all participants to interact anonymously in an all-to-all trading environment. Clients can use our auto-execution technology with both our traditional RFQ and Open Trading protocols, thereby using rules-based execution to connect to diverse sources of liquidity while reducing trading inefficiencies and human errors. Leveraging the benefits of our Open Trading marketplace, we launched Live Markets, an order book that will create a single view of two-way, actionable prices for the most active bonds, including newly issued debt, benchmark issues and news-driven securities. We expect that Open Trading participants will improve their trading capacity through the Live Markets order book, by more efficiently trading liquid names in larger size and accessing integrated real-time market data, such as Composite+.

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

•

to expand and strengthen our existing service, data and analytical offerings throughout the trading cycle so that we are more fully integrated into the workflow of our broker-dealer and institutional investor clients; and

•

to increase and supplement our internal growth by entering into strategic alliances, or acquiring businesses or technologies that will enable us to enter new markets, provide new products or services, or otherwise enhance the value of our platforms to our clients. In September 2020, we entered into agreements to acquire Regulatory Services GmbH, the pan-European regulatory reporting business of Deutsche Börse Group, and MuniBrokers LLC, a central electronic venue serving municipal bond inter-dealer brokers and dealers. The acquisitions are expected to close in the fourth quarter of 2020, subject to the satisfaction of customary closing conditions.

Critical Factors Affecting Our Industry and Our Company

Recent Developments – COVID-19 Pandemic and Other Matters

The global economy is currently experiencing a period of significant turmoil and deteriorating economic conditions due to the outbreak of the COVID-19 pandemic (the “Pandemic”). The steep drop in economic activity in the first quarter had an immediate and substantial impact on global credit markets with sharp credit spread widening. Credit yield spreads in U.S. corporate bonds, as measured by the Credit Suisse Liquid U.S. Corporate Index (“LUCI”), increased from 1.1% over U.S Treasuries in December 2019 to 1.5% in March 2020 and credit spread volatility in U.S. corporate bonds, as measured by the LUCI Index, increased from 1.1% in December 2019 to 11.6% in March 2020. During the second and third quarters, both credit spreads and credit spread volatility tightened dramatically and issuance of U.S. investment grade and high-yield corporate bonds reached record levels. The average daily trading volume of U.S. high-grade and high-yield corporate bonds for the nine months ended September 30, 2020, as measured by Trade Reporting and Compliance Engine (“TRACE”), increased by 14.8% and 23.3%, respectively, compared to the nine months ended September 30, 2019.

As a result of the Pandemic, we have experienced significant changes in our daily operations. In mid-March, we successfully implemented a global work from home mandate for all of our employees and, as a result, we have continued to provide our trading platforms and other services to our clients without interruption. In particular, we believe that Open Trading liquidity has been increasingly essential to the functioning of credit markets during the Pandemic, and MarketAxess has played a valuable role keeping our clients connected to the market as traders moved from their centralized trading floors to home offices. Since the outbreak of the Pandemic, we have helped over 10,000 individual users connect to our trading platforms from their homes. Although we have reprioritized certain technology projects due to the changing needs of our clients in the current market environment, we have largely continued with our hiring plans, capital expenditures and the expansion of our trading platforms and services into new jurisdictions.

The global spread of the Pandemic is complex and rapidly-evolving, with authorities around the world implementing numerous measures to try to contain the coronavirus, such as travel bans and restrictions, social distancing, quarantines, shelter in place, stay at home or lockdown orders and business limitations and shutdowns. While we remain confident that we can continue to maintain business continuity, serve our clients and provide efficient execution in a virtual environment as necessary, we have re-opened our offices and have allowed our employees to return to work where local regulations have permitted. The re-opening of offices has created additional risks and operational challenges relating to maintaining the health and safety of our employees. We also anticipate that the re-opening of our offices may require investments in the design, implementation and enforcement of new workplace safety protocols. These efforts may divert management attention, and the protocols may create logistical challenges for our employees which could adversely impact employee productivity and morale.

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

We expect that current cash and investment balances, in combination with cash flows that are generated from operations and the ability to borrow under our Credit Agreement, will be sufficient to meet our liquidity needs and planned capital expenditure requirements for at least the next twelve months. We have not altered our capital management programs, including our dividend and stock repurchase programs. We ended the quarter with a strong balance sheet, no borrowings and with capital significantly in excess of our regulatory requirements.

In response to the current economic conditions, the Federal Reserve Bank of New York (“FRBNY”) has established a Secondary Market Corporate Credit Facility (“Facility”) that will lend money, on a recourse basis, to a special purpose vehicle (“SPV”) that will purchase in the secondary market corporate debt issued by eligible issuers. The SPV will purchase in the secondary market eligible individual corporate bonds, as well as eligible corporate bond portfolios in the form of exchange-traded funds (“ETFs”). In September 2020, we were designated by the FRBNY as an Eligible Seller for the Facility, which will allow us to provide end investors and broker-dealers the opportunity to use Open Trading to respond directly and anonymously to the FRBNY’s requests to purchase bonds. The combined size of the Facility and the related Primary Market Corporate Credit Facility is expected to be up to $750 billion. It is not possible at this point in time to predict the effects of the Facility on U.S. secondary credit market volumes or our trading volumes.

On August 10, 2020, MarketAxess Corporation, our broker-dealer subsidiary, converted to self-clearing for the U.S bond trades to which MarketAxess Corporation is a counterparty via its Open Trading™ functionality. On August 19, 2020, we amended our Amended and Restated Credit Agreement (the “Credit Agreement”) with JPMorgan Chase Bank, N.A. to, among other things, (i) permit investments of up to $500 million in MarketAxess Corporation and (ii) increase the aggregate commitments of the lenders under the Credit Agreement from $100 million to $450 million, which we intend to use from time to time to make advances to our broker-dealer subsidiaries to assist with certain capital or liquidity requirements related to our self-clearing and trade settlement activities and for other general corporate purposes.

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

Our results of operations are impacted by a number of factors, including market conditions and the overall level of market volumes in our core products. In the nine months ended September 30, 2020, estimated U.S. high-grade and U.S. high-yield market volume, as reported by TRACE, increased 15.5% and 23.9%, respectively, compared to the nine months ended September 30, 2019. We experienced increased trading volumes and market share in the nine months ended September 30, 2020 due to the extreme market dislocation and volatility caused by the Pandemic.

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

Regulatory Environment

Our business is subject to extensive regulations in the United States and internationally, which may expose us to significant regulatory risk and cause additional legal costs to ensure compliance. The existing legal framework that governs the financial markets is periodically reviewed and amended, resulting in enforcement of new laws and regulations that apply to our business. The current regulatory environment in the United States may be subject to future legislative changes. In 2017, the SEC established a Fixed Income Market Structure Advisory Committee in order to provide the SEC with diverse perspectives on the structure and operations of the U.S. fixed-income markets, as well as advice and recommendations on matters related to fixed-income market structure. The impact of any reform efforts on us and our operations remains uncertain.

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

Commission Revenue

Commissions are recognized on a trade date basis and generally calculated as a percentage of the notional dollar volume of bonds traded on our platforms and vary based on the type, size, yield and maturity of the bond traded. Under our disclosed trading transaction fee plans, bonds that are more actively traded or that have shorter maturities are generally charged lower commissions, while bonds that are less actively traded or that have longer maturities generally command higher commissions.

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

Clearing Costs. Clearing costs consist of fees that we are charged by third-party clearing brokers and depositories for the clearing and settlement of matched principal trades, regulatory reporting fees and variable transaction fees assessed by the provider of our third party middle office system.

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

Interest Expense. Interest expense consists of financing charges incurred on short-term borrowings.

Other, Net. Other, net consists of unrealized gains or losses on trading security investments, realized gains or losses on investments, foreign currency transaction gains or losses, investment advisory fees and other miscellaneous revenues and expenses.

Critical Accounting Policies and Estimates

This Management’s Discussion and Analysis of Financial Condition and Results of Operations discusses our Consolidated Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the United States, also referred to as U.S. GAAP. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the reported amounts of income and expenses during the reporting periods. We base our estimates and judgments on historical experience and on various other factors that we believe are reasonable under the circumstances. Actual results may differ from these estimates under varying assumptions or conditions. Note 2 of the Notes to our Consolidated Financial Statements includes a summary of the significant accounting policies and methods used in the preparation of our Consolidated Financial Statements. There were no significant changes to our critical accounting policies and estimates during the nine months ended September 30, 2020, as compared to those we disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2019.

Recent Accounting Pronouncements

See Note 2 to the Consolidated Financial Statements for a discussion on recent accounting pronouncements, including but not limited to the Company’s adoption of the new U.S. GAAP cloud computing arrangements standard on a prospective basis effective July 1, 2019.

Segment Results

We operate electronic platforms for the trading of fixed-income securities and provide related data, analytics, compliance tools and post-trade services. We consider our operations to constitute a single business segment because of the highly integrated nature of these product and services, the financial markets in which we compete and our worldwide business activities. We believe that results by geographic region or client sector are not necessarily meaningful in understanding our business. See Note 15 to the Consolidated Financial Statements for certain geographic information about our business required by U.S. GAAP.

Results of Operations

Three Months Ended September 30, 2020 Compared to Three Months Ended September 30, 2019

On November 1, 2019, we completed our acquisition of LiquidityEdge, now operating as MarketAxess Rates, which enabled us to expand our trading capabilities to include U.S. Treasuries. For additional information regarding this acquisition, see Note 6 to the Consolidated Financial Statements.

The following table summarizes our financial results for the three months ended September 30, 2020 and 2019. Results for the three months ended September 30, 2020 include MarketAxess Rates related revenue of $2.4 million and expenses of $3.3 million, including amortization of acquired intangibles expense of $0.6 million:

	Three Months Ended September 30,
	2020	2019	$ Change	% Change
	($ in thousands, except per share amounts)
Revenues	$164,006	$131,597	$32,409	24.6%
Expenses	76,199	65,632	10,567	16.1
Operating income	87,807	65,965	21,842	33.1
Other income	158	1,373	(1,215)	(88.5)
Income before income taxes	87,965	67,338	20,627	30.6
Provision for income taxes	20,189	13,336	6,853	51.4
Net income	$67,776	$54,002	$13,774	25.5%

Net income per common share - Diluted	$1.78	$1.42	$0.36	25.4%

A 6.5% change in the average foreign currency exchange rates of the British pound sterling compared to the U.S. dollar from the three months ended September 30, 2019 had the effect of increasing revenues and expenses by $1.2 million and $1.0 million, respectively, for the three months ended September 30, 2020.

Revenues

Our revenues for the three months ended September 30, 2020 and 2019, and the resulting dollar and percentage changes, were as follows:

	Three Months Ended September 30,
	2020		2019
	($ in thousands)
		% of Revenues		% of Revenues	$ Change	% Change
Commissions	$150,586	91.8%	$119,869	91.1%	$30,717	25.6%
Information services	8,501	5.2	7,693	5.8	808	10.5
Post-trade services	4,689	2.9	3,784	2.9	905	23.9
Other	230	0.1	251	0.2	(21)	(8.4)
Total revenues	$164,006	100.0%	$131,597	100.0%	$32,409	24.6%

Commissions. Our commission revenues for the three months ended September 30, 2020 and 2019, and the resulting dollar and percentage changes, were as follows:

	Three Months Ended September 30,
	2020	2019	$ Change	% Change
	($ in thousands)
Variable transaction fees
U.S. high-grade	$60,861	$45,409	$15,452	34.0%
Other credit	59,131	50,009	9,122	18.2
Total credit	119,992	95,418	24,574	25.8
Rates	3,191	567	2,624	462.8
Total variable transaction fees	123,183	95,985	27,198	28.3
Distribution fees
U.S. high-grade	20,760	17,777	2,983	16.8
Other credit	6,586	5,986	600	10.0
Total credit	27,346	23,763	3,583	15.1
Rates	57	121	(64)	(52.9)
Total distribution fees	27,403	23,884	3,519	14.7
Total commissions	$150,586	$119,869	$30,717	25.6%

U.S. high-grade variable transaction fees increased $15.5 million due to a 16.5% increase in trading volume and a 15.0% increase in average variable transaction fee per million. Other credit variable transaction fees increased $9.1 million due to a 11.3% increase in trading volume and a 6.2% increase in the average variable transaction fee per million. Open Trading volume totaled $200.3 billion during the three months ended September 30, 2020, up 41.3%, and represented 32.9% and 27.6% of variable transaction fees for the three months ended September 30, 2020 and 2019, respectively. The 462.8% increase in variable transaction fees for rates was attributable to the inclusion of U.S. Treasuries trading volume and commissions from LiquidityEdge, which was acquired in November 2019.

U.S. high-grade and other credit distribution fees increased $3.0 million and $0.6 million, respectively, mainly due to the migration of certain dealers from all-variable fee plans to plans that incorporate a monthly distribution fee.

Our trading volumes for the three months ended September 30, 2020 and 2019 were as follows:

	Three Months Ended September 30,
	2020	2019	$ Change	% Change
	($ in millions)
Trading volume data
U.S. high-grade - fixed rate	$295,781	$245,027	$50,754	20.7%
U.S. high-grade - floating rate	9,450	16,918	(7,468)	(44.1)
Total U.S. high grade	305,231	261,945	43,286	16.5
Other credit	283,920	255,097	28,823	11.3
Total credit	$589,151	$517,042	$72,109	13.9%

Rates	760,676	11,661	749,015	N/M

Number of U.S. Trading Days	64	64
Number of U.K. Trading Days	65	65

For volume reporting purposes, transactions in foreign currencies are converted to U.S. dollars at average monthly rates. The 16.5% increase in our U.S. high-grade volume was principally due to an increase in our estimated market share coupled with growth in overall market volume. Our estimated market share of total U.S. high-grade corporate bond volume increased to 22.2% for the three months ended September 30, 2020 from 20.2% for the three months ended September 30, 2019. Estimated U.S. high-grade TRACE volume increased by 6.2% to $1.4 trillion for the three months ended September 30, 2020.

Other credit volumes increased by 11.3% due to increases of 45.6% in high-yield bond volume and 4.3% in Eurobonds volume, as a result of increases in estimated high-yield and Eurobond market share and estimated high-yield market volume. Estimated TRACE reported high-yield market volumes were up 8.6%. Emerging markets volume was down 1.6% mainly due to the 20.6% reduction in TRACE and Trax® reported emerging markets market volume.

Our average variable transaction fee per million for the three months ended September 30, 2020 and 2019 was as follows:

	Three Months Ended September 30,
	2020	2019	$ Change	% Change
Average variable transaction fee per million
U.S. high-grade - fixed rate	$204.24	$181.45	$22.79	12.6%
U.S. high-grade - floating rate	47.75	56.08	(8.33)	(14.9)
Total U.S. high-grade	199.39	173.35	26.04	15.0
Other credit	208.27	196.04	12.23	6.2
Total credit	203.67	184.55	19.12	10.4

Rates	4.19	48.65	(44.45)	(91.4)

Total U.S. high-grade average variable transaction fee per million increased 15.0% to $199 per million for the three months ended September 30, 2020 mainly due to an increase in the duration of bonds traded on our platforms. Other credit average variable transaction fee per million increased 6.2% to $208 per million for the three months ended September 30, 2020 mainly due to a larger percentage of trading volume in high-yield bonds that command higher fees per million. The significant decrease in the average variable transaction fee per million for rates products was primarily attributable to the inclusion of U.S. Treasuries trading volumes that command lower fees per million.

Information Services. Information services revenue increased $0.8 million for the three months ended September 30, 2020 due revenue from new data contracts of $0.5 million and the positive impact of foreign exchange of $0.3 million.

Post-Trade Services. Post-trade services revenue increased $0.9 million for the three months ended September 30, 2020 due to revenue from new Securities Finance Transaction Regulation (“SFTR”) reporting services of $0.4 million and the positive impact of foreign exchange of $0.3 million.

Expenses

The following table summarizes our expenses for the three months ended September 30, 2020 and 2019. Expenses for the three months ended September 30, 2020 include $3.3 million of expenses related to MarketAxess Rates, including amortization of acquired intangibles expense of $0.6 million.

	Three Months Ended September 30,
	2020	2019	$ Change	% Change
	($ in thousands)
Expenses
Employee compensation and benefits	$37,583	$32,681	$4,902	15.0%
Depreciation and amortization	9,032	6,700	2,332	34.8
Technology and communications	8,417	7,381	1,036	14.0
Professional and consulting fees	8,269	7,018	1,251	17.8
Occupancy	3,445	2,802	643	22.9
Marketing and advertising	1,148	2,506	(1,358)	(54.2)
Clearing costs	4,838	2,782	2,056	73.9
General and administrative	3,467	3,762	(295)	(7.8)
Total expenses	$76,199	$65,632	$10,567	16.1%

Employee compensation and benefits increased by $4.9 million, primarily due to higher salaries, taxes and benefits of $4.5 million on higher employee headcount, and employee incentive compensation of $1.4 million, which is tied to operating performance, offset by a $1.0 million reduction in stock-based compensation expense.

Depreciation and amortization increased by $2.3 million primarily due to higher amortization of software development costs of $1.4 million and amortization of acquired intangibles expense of $0.6 million. For the three months ended September 30, 2020 and 2019, $3.8 million and $2.6 million, respectively, of equipment purchases and leasehold improvements and $8.1 million and $6.6 million, respectively, of software development costs were capitalized.

Technology and communications expenses increased by $1.0 million primarily due to U.S. Treasury platform licensing costs of $0.5 million and higher software subscription costs of $0.4 million.

Professional and consulting fees increased $1.3 million mainly due to higher consulting fees associated with our self-clearing initiative of $0.9 milllion and a $0.3 million increase in recruiting fees.

Marketing and advertising expense decreased $1.4 million due to reduced sales related travel and entertainment activities as a result of the Pandemic.

Clearing costs increased by $2.1 million primarily due to $1.3 million of additional clearing expenses associated with higher Open Trading volume and $0.8 million of clearing expenses associated with U.S. Treasuries matched principal transactions. Clearing costs as a percentage of Open Trading matched principal trading revenue from credit products decreased from 10.5% to 10.0%.

General and administrative expenses decreased $0.3 million as a result of lower general travel and entertainment expense.

Other Income (Expense)

Our other income for the three months ended September 30, 2020 and 2019, and the resulting dollar and percentage changes, were as follows:

	Three Months Ended September 30,
	2020	2019	$ Change	% Change
	($ in thousands)
Investment income	$344	$2,211	$(1,867)	(84.4)%
Interest expense	(1,046)	—	(1,046)	NM
Other, net	860	(838)	1,698	(202.7)
Total other income	$158	$1,373	$(1,215)	(88.5)%

Investment income decreased by $1.9 million primarily due to lower investment balances, due in part to the $103.9 million of cash paid for the LiquidityEdge acquisition in November 2019, new self-clearing related deposit, reserve and liquidity requirements and a decrease in interest rates.

Interest expense increased by $1.0 million due to short-term borrowing activity during the three months ended September 30, 2020.

Other, net increased by $1.7 million primarily due to $1.1 million in realized gains on available-for-sale investments that were sold during the three months ended September 30, 2020.

Provision for Income Taxes

The provision for income taxes and effective tax rate for the three months ended September 30, 2020 and 2019 were as follows:

	Three Months Ended September 30,
	2020	2019	$ Change	% Change
	($ in thousands)
Provision for income taxes	$20,189	$13,336	$6,853	51.4%

Effective tax rate	23.0%	19.8%

The income tax provision reflected $5.9 million and $3.5 million of excess tax benefits related to share-based compensation awards that vested or were exercised during the three months ended September 30, 2020 and 2019, respectively. During the three months ended September 30, 2020, we recorded an additional provision for unrecognized tax benefits of $4.8 million. Our consolidated effective tax rate can vary from period to period depending on geographic mix of our earnings, changes in tax legislation and tax rates and the amount and timing of excess tax benefits related to share-based payments, among other factors.

Nine Months Ended September 30, 2020 Compared to Nine Months Ended September 30, 2019

The following table summarizes our financial results for the nine months ended September 30, 2020 and 2019. Results for the nine months ended September 30, 2020 include MarketAxess Rates related revenue of $10.5 million and expenses of $12.1 million, including amortization of acquired intangibles expense of $1.8 million:

	Nine Months Ended September 30,
	2020	2019	$ Change	% Change
	($ in thousands, except per share amounts)

Revenues	$517,779	$381,578	$136,201	35.7%
Expenses	234,748	191,547	43,201	22.6
Operating income	283,031	190,031	93,000	48.9
Other income	1,039	5,436	(4,397)	(80.9)
Income before income taxes	284,070	195,467	88,603	45.3
Provision for income taxes	57,624	40,838	16,786	41.1
Net income	$226,446	$154,629	$71,817	46.4%

Net income per common share - Diluted	$5.94	$4.08	$1.86	45.6%

Revenues

Our revenues for the nine months ended September 30, 2020 and 2019, and the resulting dollar and percentage changes, were as follows:

	Nine Months Ended September 30,
	2020		2019
	($ in thousands)
		% of Revenues		% of Revenues	$ Change	% Change
Commissions	$478,632	92.4%	$346,753	90.9%	$131,879	38.0%
Information services	25,570	4.9	22,215	5.8	3,355	15.1
Post-trade services	12,896	2.5	11,840	3.1	1,056	8.9
Other	681	0.2	770	0.2	(89)	(11.6)
Total revenues	$517,779	100.0%	$381,578	100.0%	$136,201	35.7%

Commissions. Our commission revenues for the nine months ended September 30, 2020 and 2019, and the resulting dollar and percentage changes, were as follows:

	Nine Months Ended September 30,
	2020	2019	$ Change	% Change
	($ in thousands)
Variable transaction fees
U.S. high-grade	$194,039	$130,824	$63,215	48.3%
Other credit	191,718	143,276	48,442	33.8
Total credit	385,757	274,100	111,657	40.7
Rates	12,623	1,739	10,884	625.9
Total variable transaction fees	398,380	275,839	122,541	44.4
Distribution fees
U.S. high-grade	60,369	53,238	7,131	13.4
Other credit	19,573	17,318	2,255	13.0
Total credit	79,942	70,556	9,386	13.3
Rates	310	358	(48)	(13.4)
Total distribution fees	80,252	70,914	9,338	13.2
Total commissions	$478,632	$346,753	$131,879	38.0%

U.S. high-grade variable transaction fees increased $63.2 million due to a 30.5% increase in trading volume and a 13.7% increase in average variable transaction fee per million. Other credit variable transaction fees increased $48.4 million due to a 27.5% increase in trading volume and a 5.0% increase in the average variable transaction fee per million. Open Trading volume totaled $652.6 billion during the nine months ended September 30, 2020, up 60.4%, and represented 32.2% and 26.4% of variable transaction fees for the nine months ended September 30, 2020 and 2019, respectively. The 625.9% increase in variable transaction fees for rates was attributable to the inclusion of U.S. Treasuries trading volume and commissions from LiquidityEdge, which was acquired in November 2019.

U.S. high-grade and other credit distribution fees increased $7.1 million and $2.3 million, respectively, mainly due to the migration of certain dealers from all-variable fee plans to plans that incorporate a monthly distribution fee.

Our trading volumes for the nine months ended September 30, 2020 and 2019 were as follows:

	Nine Months Ended September 30,
	2020	2019	$ Change	% Change
	($ in millions)
Trading volume data
U.S. high-grade - fixed rate	$1,005,975	$753,885	$252,090	33.4%
U.S. high-grade - floating rate	43,830	50,830	(7,000)	(13.8)
Total U.S. high grade	1,049,805	804,715	245,090	30.5
Other credit	940,939	738,091	202,848	27.5
Total credit	$1,990,744	$1,542,806	$447,938	29.0%

Rates	3,161,148	39,111	3,122,037	N/M

Number of U.S. Trading Days	189	188
Number of U.K. Trading Days	190	189

For volume reporting purposes, transactions in foreign currencies are converted to U.S. dollars at average monthly rates. The 30.5% increase in our U.S. high-grade volume was principally due to an increase in our estimated market share coupled with growth in overall market volume. Our estimated market share of total U.S. high-grade corporate bond volume increased to 21.2% for the nine months ended September 30, 2020 from 18.8% for the nine months ended September 30, 2019. Estimated U.S. high-grade TRACE volume increased by 15.5% to $4.9 trillion for the nine months ended September 30, 2020.

Other credit volumes increased by 27.5% due to increases of 66.4% in high-yield bond volume, 18.2% in Eurobonds volume, and 13.6% in emerging markets bond volume as a result of increases in estimated market share and estimated market volumes. Estimated TRACE and Trax® reported high-yield, Eurobonds and emerging markets market volumes were up 23.9%, 11.8% and 0.6%, respectively.

Our average variable transaction fee per million for the nine months ended September 30, 2020 and 2019 was as follows:

	Nine Months Ended September 30,
	2020	2019	$ Change	% Change
Average variable transaction fee per million
U.S. high-grade - fixed rate	$190.68	$169.10	$21.58	12.8%
U.S. high-grade - floating rate	50.60	65.80	(15.20)	(23.1)
Total U.S. high-grade	184.83	162.57	22.26	13.7
Other credit	203.75	194.12	9.63	5.0
Total credit	193.78	177.66	16.11	9.1

Rates	3.99	44.46	(40.47)	(91.0)

Total U.S. high-grade average variable transaction fee per million increased 13.7% to $185 per million for the nine months ended September 30, 2020 mainly due to an increase in the duration of bonds traded on our platforms. Other credit average variable transaction fee per million increased 5.0% to $204 per million for the nine months ended September 30, 2020 mainly due to a larger percentage of trading volume in high-yield bonds that command higher fees per million. The significant decrease in the average variable transaction fee per million for rates products was primarily attributable to the inclusion of U.S. Treasuries trading volumes that command lower fees per million.

Information Services. Information services revenue increased $3.4 million for the nine months ended September 30, 2020 principally due to new data contracts.

Post-Trade Services. Post-trade services revenue increased $1.1 million for the nine months ended September 30, 2020 due to new post-trade services contracts related to new regulatory reporting requirements stemming from MiFID II and SFTR.

Expenses

The following table summarizes our expenses for the nine months ended September 30, 2020 and 2019. Expenses for the nine months ended September 30, 2020 include $12.1 million of expenses related to MarketAxess Rates, including amortization of acquired intangibles expense of $1.8 million.

	Nine Months Ended September 30,
	2020	2019	$ Change	% Change
	($ in thousands)
Expenses
Employee compensation and benefits	$120,413	$97,962	$22,451	22.9%
Depreciation and amortization	25,404	19,127	6,277	32.8
Technology and communications	25,170	19,637	5,533	28.2
Professional and consulting fees	22,009	19,145	2,864	15.0
Occupancy	10,205	8,549	1,656	19.4
Marketing and advertising	5,633	8,472	(2,839)	(33.5)
Clearing costs	16,061	7,969	8,092	101.5
General and administrative	9,853	10,686	(833)	(7.8)
Total expenses	$234,748	$191,547	$43,201	22.6%

Employee compensation and benefits increased by $22.5 million, primarily due to higher employee incentive compensation of $10.3 million, which is tied to operating performanc, and an increase of $12.0 million in salaries, taxes and benefits on higher employee headcount.

Depreciation and amortization increased by $6.3 million primarily due to higher amortization of software development costs of $3.5 million and amortization of acquired intangibles expense of $1.8 million. For the nine months ended September 30, 2020 and 2019, $13.0 million and $8.7 million, respectively, of equipment purchases and leasehold improvements and $21.1 million and $13.9 million, respectively, of software development costs were capitalized.

Technology and communications expenses increased by $5.5 million primarily due to higher cloud hosting costs of $1.3 million, IT license and support costs of $1.1 million and U.S. Treasury platform licensing costs of $2.2 million.

Professional and consulting fees increased $2.9 million mainly due to higher recruiting fees of $1.2 million and consulting expenses of $1.3 million related to our self-clearing initiative.

Marketing and advertising expense decreased $2.8 million due to reduced sales related travel and entertainment activities as a result of the Pandemic.

Clearing costs increased by $8.1 million primarily due to $4.7 million of clearing expenses associated with higher Open Trading volume and $3.4 million of clearing expenses associated with U.S. Treasuries matched principal transactions. Clearing costs as a percentage of Open Trading matched principal trading revenue from credit products decreased from 10.9% to 9.9%.

General and administrative expenses decreased $0.8 million as a result of lower general travel and entertainment expense.

Other Income (Expense)

Our other income for the nine months ended September 30, 2020 and 2019, and the resulting dollar and percentage changes, were as follows:

	Nine Months Ended September 30,
	2020	2019	$ Change	% Change
	($ in thousands)
Investment income	$2,327	$6,296	$(3,969)	(63.0)%
Interest expense	(1,046)	—	(1,046)	NM
Other income, net	(242)	(860)	618	(71.9)
Total other income	$1,039	$5,436	$(4,397)	(80.9)%

Investment income decreased by $4.0 million primarily due to lower investment balances, due in part to the $103.9 million of cash paid for the LiquidityEdge acquisition in November 2019, new self-clearing related deposit, reserve and liquidity requirements and a decrease in interest rates.

Interest expense increased by $1.0 million due to short-term borrowing activity during the nine months ended September 30, 2020.

Other, net increased by $0.6 million primarily due to $1.1 million in realized gains on available-for-sale investments offset by $0.4 million in foreign currency transaction losses during the nine months ended September 30, 2020.

Provision for Income Taxes

The provision for income taxes and effective tax rate for the nine months ended September 30, 2020 and 2019 were as follows:

	Nine Months Ended September 30,
	2020	2019	$ Change	% Change
	($ in thousands)
Provision for income taxes	$57,624	$40,838	$16,786	41.1%

Effective tax rate	20.3%	20.9%

The income tax provision reflected $17.9 million and $7.0 million of excess tax benefits related to share-based compensation awards that vested or were exercised during the nine months ended September 30, 2020 and 2019, respectively. During the nine months ended September 30, 2020, we recorded an additional provision for unrecognized tax benefits of $4.8 million. Our consolidated effective tax rate can vary from period to period depending on geographic mix of our earnings, changes in tax legislation and tax rates and the amount and timing of excess tax benefits related to share-based payments, among other factors.

Liquidity and Capital Resources

During the nine months ended September 30, 2020, we have met our funding requirements through cash on hand, internally generated funds and short-term borrowings. Cash and cash equivalents and investments totaled $341.6 million at September 30, 2020. Our investments are invested in investment grade securities. We limit the amounts that can be invested in any single issuer and invest in short- to intermediate-term instruments whose fair values are less sensitive to interest rate changes. We believe our investments as of September 30, 2020 that were in an unrealized loss position were not other-than-temporarily impaired, nor has any event occurred subsequent to that date, including the recent developments related to the Pandemic, that would indicate any other-than-temporary impairment.

We are party to an amended and restated credit agreement (the “Credit Agreement”) that provides for revolving loans and letters of credit up to an aggregate of $450.0 million. In August 2020, the Credit Agreement was amended to increase the aggregate commitments from $100.0 million to $450.0 million and to permit investments and loans of up to $500.0 million in our broker-dealer subsidiary. The Credit Agreement was further amended in October 2020 to extend the maturity date from October 2020 until the earlier to occur of (i) the date that we enter into a new credit facility with JPMorgan Chase Bank, N.A. that is intended to replace the Credit Agreement, and (ii) November 16, 2020. As of September 30, 2020, we had $1.0 million in letters of credit outstanding and $449.0 million in available borrowing capacity under the Credit Agreement.

In connection with its self-clearing operations, MarketAxess Corporation, our broker-dealer subsidiary, has entered into an agreement (the “Collateralized Agreement”) with its settlement bank to provide loans up to an aggregate of $200.0 million. Borrowings under the Collateralized Agreement are collateralized by securities pledged by MarketAxess Corporation to the settlement bank, subject to applicable haircuts and concentration limits. As of September 30, 2020, MarketAxess Corporation had no borrowings outstanding and $200.0 million in available borrowing capacity under the Collateralized Agreement.

As a result of our self-clearing activities, we are required to finance certain transactions, maintain deposits with various clearing organizations and clearing broker-dealers and maintain a special reserve bank account for the benefit of customers pursuant to SEC Rule 15c3-3. As of September 30, 2020, the aggregate amount of the positions financed, deposits and customer reserve balances associated with our self-clearing activities was $270.3 million. These requirements can fluctuate based on trading activity, market volatility or other factors which may impact our liquidity or require us to use our capital resources.

Our cash flows were as follows:

	Nine Months Ended September 30,
	2020	2019	$ Change	% Change
	($ in thousands)
Net cash provided by operating activities	$176,869	$176,794	$75	0.0%
Net cash provided by (used in) investing activities	103,119	(15,290)	118,409	(774.4)
Net cash (used in) financing activities	(117,371)	(86,059)	(31,312)	36.4
Effect of exchange rate changes on cash and cash equivalents	431	(1,261)	1,692	(134.2)
Net increase for the period	$163,048	$74,184	$88,864	119.8%

The $0.1 million increase in net cash provided by operating activities was primarily due to increases in net income of $71.8 million, net sales and maturities of trading investments of $63.0 million, income tax liabilities of $13.4 million, deferred taxes of $8.6 million, accounts payable, accrued expenses and other liabilities of $7.9 million and depreciation and amortization of $6.3 million. These increases in cash provided were offset by increases of $165.9 million in net receivables from broker-dealers, clearing organizations and customers associated with our self-clearing conversion and $4.8 million in accounts receivable.

The $118.4 million increase in net cash provided by investing activities was primarily due to an increase in net sales of available-for-sale investments of $130.6 million, offset by an increase in capital expenditures of $11.6 million.

The $31.3 million increase in net cash (used in) financing activities was principally due to increases in withholding tax payments on restricted stock vesting and stock option exercises of $16.3 million, cash dividends paid on common stock of $10.9 million and repurchases of common stock of $4.0 million.

Past trends of cash flows are not necessarily indicative of future cash flow levels. A decrease in cash flows may have a material adverse effect on our liquidity, business and financial condition.

Other Factors Influencing Liquidity and Capital Resources

We believe that our current resources are adequate to meet our liquidity needs and capital expenditure requirements for at least the next 12 months. However, our future liquidity and capital requirements will depend on a number of factors, including liquidity requirements associated with our self-clearing operations and expenses associated with product development and expansion and new business opportunities that are intended to further diversify our revenue stream. We may also acquire or invest in technologies, business ventures or products that are complementary to our business. In the event we require any additional financing, it will take the form of equity or debt financing. Any additional equity offerings may result in dilution to our stockholders. Any debt financings, if available at all, may involve restrictive covenants with respect to dividends, issuances of additional capital and other financial and operational matters related to our business.

Certain of our U.S. subsidiaries are registered as a broker-dealer or a SEF and therefore are subject to the applicable rules and regulations of the SEC, FINRA and the CFTC. These rules contain minimum net capital requirements, as defined in the applicable regulations, and also may require that a significant part of the registrants’ assets be kept in relatively liquid form. Certain of our foreign subsidiaries are regulated by the FCA in the U.K. or other foreign regulators and must maintain financial resources, as defined in the applicable regulations, in excess of the applicable financial resources requirement. As of September 30, 2020, each of our subsidiaries that are subject to these regulations had net capital or financial resources in excess of their minimum requirements. As of September 30, 2020, our subsidiaries maintained aggregate net capital and financial resources that were $305.6 million in excess of the required levels of $23.7 million.

Each of our U.S. and foreign regulated subsidiaries are subject to local regulations which generally prohibit repayment of borrowings from our affiliates, paying cash dividends, making loans to our affiliates or otherwise entering into transactions that result in a significant reduction in regulatory net capital or financial resources without prior notification to or approval from such regulated entity’s principal regulator. As of September 30, 2020, the amount of unrestricted cash held by our non-U.S. subsidiaries was $146.3 million.

We execute bond transactions between our institutional investor and broker-dealer clients on a matched principal basis by serving as counterparty to both the buyer and the seller in trades. In August 2020, one of our U.S. broker-dealer subsidiaries converted to a self-clearing model for the settlement of such transactions. Our other U.S. and U.K  subsidiaries continue to settle their transactions through third-party clearing brokers. Settlement typically occurs within one to two trading days after the trade date. Cash settlement of the transaction occurs upon receipt or delivery of the underlying instrument that was traded. Under both the self-clearing and the third-party clearing broker models, we are exposed to credit risk in the event a counterparty does not fulfill its obligation to complete a transaction or if there is a miscommunication or other error in executing a matched principal transaction. Pursuant to the terms of the securities clearing agreements, each third-party clearing broker has the right to charge us for any losses they suffer resulting from a counterparty’s failure on any of our trades. We did not record any liabilities or losses with regard to counterparty failures for the nine months ended September 30, 2020 and 2019.

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

In October 2020, our Board of Directors approved a quarterly cash dividend of $0.60 per share payable on November 25, 2020 to stockholders of record as of the close of business on November 11, 2020. Any future declaration and payment of dividends will be at the sole discretion of our Board of Directors. Our Board of Directors may take into account such matters as general business conditions, our financial results, capital requirements, contractual obligations, legal, and regulatory restrictions on the payment of dividends to our stockholders or by our subsidiaries to their respective parent entities, and any such other factors as the Board of Directors may deem relevant.

In September 2020, we entered into agreements to acquire Regulatory Services GmbH, the pan-European regulatory reporting business of Deutsche Börse Group, and MuniBrokers LLC, a central electronic venue serving municipal bond inter-dealer brokers and dealers. Both acquisitions are expected to close in the fourth quarter of 2020, subject to the satisfaction of customary closing conditions. The aggregate purchase price for the two transactions is approximately $88.0 million in cash, plus transaction costs, with $39.0 million in the aggregate payable in connection with the respective closings and up to $48.0 million in the aggregate in contingent consideration payable within 18 months to three years of the closings. The aggregate purchase price for the two transactions is expected to be funded from available cash on hand.

Non-GAAP Financial Measures

In addition to reporting financial results in accordance with GAAP, we use certain non-GAAP financial measures: earnings before interest, taxes, depreciation and amortization (“EBITDA”) and free cash flow (“FCF”). We define FCF as cash flow from operating activities excluding the net change in trading investments and net change in securities failed-to-deliver and securities failed-to-receive from broker-dealers, clearing organizations and customers (added to FCF as a result of our self-clearing conversion), less expenditures for furniture, equipment and leasehold improvements and capitalized software development costs. We believe these non-GAAP financial measures, when taken into consideration with the corresponding GAAP financial measures, are important in understanding our operating results. EBITDA and FCF are not measures of financial performance or liquidity under GAAP and therefore should not be considered an alternative to net income or cash flow from operating activities as an indicator of operating performance or liquidity. We believe that EBITDA and FCF provide useful additional information concerning profitability of our operations and business trends and the cash flow available to pay dividends, repurchase stock and meet working capital requirements.

The table set forth below presents a reconciliation of our net income to EBITDA:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	($ in thousands)
Net income	$67,776	$54,002	$226,446	$154,629
Add back:
Interest expense	1,046	—	1,046	—
Provision for income taxes	20,189	13,336	57,624	40,838
Depreciation and amortization	9,032	6,700	25,404	19,127
Earnings before interest, taxes, depreciation and amortization	$98,043	$74,038	$310,520	$214,594

The table set forth below presents a reconciliation of our cash flow from operating activities to FCF:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	($ in thousands)
Net cash provided by operating activities	$(48,353)	$67,692	$176,869	$176,794
Exclude: Net change in trading investments	638	9,225	(62,636)	371
Exclude: Net change in fail-to-deliver/receive from broker-dealers, clearing organizations and customers	164,797	-	164,797	-
Less: Purchases of furniture, equipment and leasehold improvements	(3,758)	(2,569)	(13,022)	(8,683)
Less: Capitalization of software development costs	(8,121)	(6,553)	(21,124)	(13,863)
Free Cash Flow	$105,203	$67,795	$244,884	$154,619

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

Contractual Obligations and Commitments

As of September 30, 2020, we had the following contractual obligations and commitments:

	Payments due by period
	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
	($ in thousands)
Operating leases	$135,103	$2,417	$22,307	$20,833	$89,546
Foreign currency forward contract	159,127	159,127	—	—	—
	$294,230	$161,544	$22,307	$20,833	$89,546

We enter into foreign currency forward contracts to hedge our exposure to variability in certain foreign currency cash flows resulting from the net investment in our U.K. subsidiaries. As of September 30, 2020, the notional value of the only foreign currency forward contract outstanding was $157.2 million and the fair value of the liability was $1.9 million.

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

As of September 30, 2020, we had $23.2 million of investments, which were invested in corporate bonds that were classified as trading securities. Adverse movements, such as a 10% decrease in the value of these securities or a downturn or disruption in the markets for these securities, could result in a substantial loss. In addition, principal gains and losses resulting from these securities could on occasion have a disproportionate effect, positive or negative, on our financial condition and results of operations for any particular reporting period.

Interest Rate Risk

Interest rate risk represents our exposure to interest rate changes with respect to our cash, cash equivalents and investments. As of September 30, 2020, our cash and cash equivalents and investments amounted to $341.6 million. A hypothetical 100 basis point decrease in interest rates would decrease our investment income by approximately $3.3 million, assuming no change in the amount or composition of our cash and cash equivalents.

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

During the twelve months ended September 30, 2020, approximately 13.0% of our revenue and 26.3% of our expenses were denominated in currencies other than the U.S. dollar, most notably the British Pound Sterling. Based on actual results over the past year, a hypothetical 10% increase or decrease in the U.S. dollar against all other currencies would have increased or decreased revenue by approximately $8.4 million and operating expenses by approximately $7.4 million.

Derivative Risk

Our limited derivative risk stems from our activities in the foreign currency forward contract market. We use this market to mitigate our U.S. dollar versus British Pound Sterling exposure that arises from the activities of our U.K. subsidiaries. As of September 30, 2020, the fair value of the notional amount of our foreign currency forward contract was $159.1 million. We do not speculate in any derivative instruments.

Credit Risk

Through certain of our subsidiaries, we execute bond transactions between our institutional investor and broker-dealer clients on a matched principal basis by serving as counterparty to both the buyer and the seller in trades. In August 2020, one of our U.S. broker-dealer subsidiaries converted to a self-clearing model for the settlement of such transactions. Our other U.S. and U.K  subsidiaries continue to settle their transactions through third-party clearing brokers. Settlement typically occurs within one to two trading days after the trade date. Cash settlement of the transaction occurs upon receipt or delivery of the underlying instrument that was traded.

We are exposed to credit and performance risks in our role as matched principal trading counterparty to our clients executing bond trades on our platform, including the risk that counterparties that owe us money or securities will not perform their obligations. These parties may default on their obligations to us due to bankruptcy, lack of liquidity, operational failure or other reasons. Adverse movements in the prices of securities that are the subject of these transactions can increase our risk. In connection with Open Trading or other anonymous protocols, we expect that the number of transactions in which we act as a matched principal will increase.

We have policies, procedures and automated controls in place to identify and manage our credit risk. There can be no assurance that these policies, procedures and automated controls will effectively mitigate our credit risk exposure. Some of our risk management procedures are reliant upon the evaluation of information regarding the fixed- income markets, our clients or other relevant matters that are publicly available or otherwise acquired from third party sources. Such information may not be accurate, complete, up-to-date or properly assessed and interpreted by us. If our risk management procedures fail, our business, financial condition and results of operations may be adversely affected. Furthermore, our insurance policies are unlikely to provide coverage for such risks.

Cash and cash equivalents includes cash and money market instruments that are primarily maintained at two major global banks. Given this concentration, we are exposed to certain credit risk in relation to our deposits at these banks.

Item 4. Controls and Procedures

(a)  Evaluation of Disclosure Controls and Procedures. Our management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our “disclosure controls and procedures,” as that term is defined in Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of September 30, 2020. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective to ensure that information required to be disclosed by MarketAxess in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and to ensure that information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

(b)  Changes in Internal Control over Financial Reporting. As a result of the Pandemic, our global workforce rapidly shifted to a work-from-home environment beginning in mid-March 2020. We have concluded that the changes to the working environment as a result of this shift did not have a material effect on our internal control over financial reporting during the third quarter.

In August 2020, one of our U.S. broker-dealer subsidiaries converted to a self-clearing model for the bond transactions we execute between our institutional investor and broker-dealer clients on a matched principal basis where we serve as a counterparty to both the buyer and the seller. Previously, the transactions were settled through a third-party clearing broker. The self-clearing conversion represents a material change in internal control over financial reporting since management’s last assessment, which was completed as of June 30, 2020.

There were no other changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2020 identified in connection with the evaluation thereof by our management, including the Chief Executive Officer and Chief Financial Officer, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

With the exception of the following items, there have been no material changes in our risk factors from those disclosed in our most recent Form 10-K for the year ended December 31, 2019. For a discussion of the risk factors affecting the Company, see “Risk Factors” in Part I, Item 1A of our 2019 Form 10-K.

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

Self-clearing exposes us to significant operational, financial and liquidity risks

We began self-clearing substantially all of our bond transactions for our U.S. operations in the third quarter of 2020 and we may expand self-clearing to our foreign operations in the future. Self-clearing requires us to finance transactions and maintain margin deposits at clearing organizations. Self-clearing exposes our business to operational risks, including business and technology disruption, operational inefficiencies, liquidity and financing risks, regulatory risks and potentially increased expenses. In connection with our conversion to self-clearing for our U.S. operations in 2020, we experienced operational inefficiencies and technology issues which, in combination with the capital and liquidity requirements that are imposed on all new self-clearing members, resulted in increased fail rates in the immediate period following the conversion. In the future, we may encounter difficulties with self-clearing that lead to operating inefficiencies, technology issues, dissatisfaction amongst our client base, disruption in the infrastructure that supports the business, inadequate liquidity, increased margin requirements with clearing organizations and third-party settlement agents who provide financing with respect to transactions, reductions in available borrowing capacity and financial loss. Any such delay, disruption, expense or failure could adversely affect our ability to effect transactions and manage our exposure to risk. Moreover, any of these events could have a material adverse effect on our business, financial condition and operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

During the quarter ended September 30, 2020, we repurchased the following shares of common stock:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
				(In thousands)
July 1, 2020 - July 31, 2020	24,908	$520.18	600	$76,342
August 1, 2020 - August 31, 2020	3,123	493.15	3,000	74,861
September 1, 2020 - September 30, 2020	5,148	463.40	5,148	72,476
Total	33,179	$467.06	8,748

During the three months ended September 30, 2020, we repurchased 33,179 shares of common stock. The repurchases included 8,748 shares repurchased in connection with our share repurchase program and 24,431 shares surrendered by employees to us to satisfy the withholding tax obligations upon the exercise of stock options and vesting of restricted shares.

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
10.1

Severance Protection Agreement, dated as of July 31, 2020, by and between MarketAxess and Tony Delise (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 4, 2020)

10.2

Severance Protection Agreement, dated as of July 31, 2020, by and between MarketAxess and Scott Pintoff (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on August 4, 2020)

10.3

Severance Protection Agreement, dated as of July 31, 2020, by and between MarketAxess and Kevin McPherson (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on August 4, 2020)

10.4

Severance Protection Agreement, dated as of July 31, 2020, by and between MarketAxess and Nick Themelis (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on August 4, 2020)

10.5

MarketAxess Europe Limited Severance Protection Agreement, dated as of July 31, 2020, by and between MarketAxess Europe and Christophe Roupie (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on August 4, 2020)

10.6*

Third Amendment, dated as of August 19, 2020, to Amended and Restated Credit Agreement by and among MarketAxess Holdings., the other loan parties party thereto, the lenders party thereto and JPMorgan Chase Bank, N.A. as administrative agent

10.7*

Fourth Amendment, dated October 8, 2020, to Amended and Restated Credit Agreement by and among MarketAxess Holdings Inc., the other loan parties party thereto, the lenders party thereto and JPMorgan Chase Bank, N.A. as administrative agent

31.1*	Certification by Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification by Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
104	The cover page from the Company’s Quarterly report on Form 10-Q for the quarter ended September 30, 2020 has been formatted in Inline XBRL and is included in Exhibits 101.

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MARKETAXESS HOLDINGS INC.

Date: October 30, 2020	By:	/s/ RICHARD M. MCVEY
Richard M. McVey
Chief Executive Officer
(principal executive officer)

Date: October 30, 2020	By:	/s/ ANTONIO L. DELISE
Antonio L. DeLise
Chief Financial Officer
(principal financial and accounting officer)