Form 10-K
period 2020-12-31
MARKETAXESS HOLDINGS INC
filed 2021-02-19
CIK 1278021

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.                                                                                                                                                                         ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☑

The aggregate market value of the shares of common stock held by non-affiliates of the registrant as of June 30, 2020 (the last business day of the registrant’s most recently completed second fiscal quarter) was approximately $16.3 billion computed by reference to the last reported sale price on the NASDAQ Global Select Market on that date. For purposes of this calculation, affiliates are considered to be officers, directors and holders of 10% or more of the outstanding common stock of the registrant on that date. The registrant had 37,964,515 shares of common stock, 5,492,071 of which were held by affiliates, outstanding on that date.

As of February 16, 2021, the aggregate number of shares of the registrant’s common stock outstanding was 37,995,877.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for the 2021 Annual Meeting of Stockholders are incorporated by reference into Items 10, 11, 12, 13 and 14 of Part III of this Form 10-K.

MARKETAXESS HOLDINGS INC.

2020 FORM 10-K ANNUAL REPORT

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

Item 1. Business.

Overview

MarketAxess Holdings Inc. (the “Company” or “MarketAxess”) operates leading electronic trading platforms delivering expanded liquidity opportunities, improved execution quality and significant cost savings across global fixed-income markets. Over 1,800 institutional investor and broker-dealer firms are active users of our patented trading technology, accessing global liquidity on our platforms in U.S. investment-grade bonds, U.S. high-yield bonds, U.S. Treasuries, municipal bonds, emerging market debt, Eurobonds and other fixed income securities. Through our Open Trading™ protocols, we execute bond trades between and among institutional investor and broker-dealer clients in our leading all-to-all anonymous trading environment. We also offer a number of trading-related products and services, including: Composite+™ pricing and other market data products to assist clients with trading decisions; auto-execution and other execution services for clients requiring specialized workflow solutions; connectivity solutions that facilitate straight-through processing; and technology services to optimize trading environments. In addition, we provide a range of pre- and post-trade services, including trade matching, trade publication, regulatory transaction reporting and market and reference data across a range of fixed-income and other products.

Our platforms’ innovative technology solutions are designed to increase the number of potential trading counterparties and create a menu of solutions to address different trade sizes and bond liquidity characteristics. Our traditional Request-For-Quote (“RFQ”) model allows our institutional investor clients to simultaneously request competing, executable bids or offers from our broker-dealer clients and execute trades with the broker-dealer of their choice from among those that choose to respond. Our anonymous trading protocols (referred to throughout as “Open Trading”) complement our RFQ model by increasing the number of potential counterparties and improving liquidity by allowing all participants to interact anonymously in an all-to-all trading environment. Clients can use our auto-execution technology with both our traditional RFQ and Open Trading protocols, thereby using rules-based execution to connect to diverse sources of liquidity while reducing trading inefficiencies and human errors. Live Markets, an order book that provides a single view of two-way, actionable prices for the most active corporate bonds, including newly issued debt, benchmark issues and news-driven securities, leverages the benefits of our Open Trading marketplace and allows participants to efficiently trade liquid names in larger size.

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

We are not a party to any of the disclosed trades that occur on our platforms between institutional investor clients and broker-dealer clients; rather, we serve as an intermediary between broker-dealers and institutional investors, enabling them to meet, agree on a price and then transact directly with each other. However, in connection with our Open Trading and other anonymous protocols, we execute bond transactions between and among institutional investor and broker-dealer clients on a matched principal basis by serving as counterparty to both the buyer and the seller in matching back-to-back trades. In 2020, 32.7% of all credit volume on the MarketAxess platform was executed via Open Trading protocols, up from 26.3% in 2019.

Our broker-dealer clients accounted for approximately 98.5% of the underwriting of newly-issued U.S. corporate bonds and approximately 86.4% of the underwriting of newly issued European corporate bonds in 2020. Although institutional investors, specialist market-making firms, proprietary trading firms and other non-traditional liquidity providers have increasingly provided liquidity on our platforms through Open Trading, we believe these broker-dealers still represent the principal source of secondary market liquidity in the markets in which we operate. Secondary market liquidity refers to the ability of market participants to buy or sell a security quickly and in large volume following the original issuance of the security, without substantially affecting the price of the security.

In 2020, our volume in U.S. high-grade and high yield corporate bonds represented approximately 21.6% and 14.6%, respectively, of the total estimated U.S. high-grade and high yield corporate bond volumes, as reported by the Financial Industry Regulatory Authority (“FINRA”) Trade Reporting and Compliance Engine (“TRACE”). TRACE facilitates the mandatory reporting of over-the-counter (“OTC”) secondary market transactions in eligible fixed-income securities in the U.S., including trading between institutional investors and broker-dealers, as well as inter-dealer and retail trading. All broker-dealers that are FINRA member firms have an obligation to report transactions in corporate bonds to TRACE under a set of rules approved by the Securities and Exchange Commission (“SEC”).

We provide trade matching and regulatory reporting services for European investment firms and market and reference data across a range of fixed-income products. In response to the pre-and post-trade transparency mandates from the recast Markets in Financial Instruments Directive (“MiFID II”) in Europe, we have been authorized by each of the United Kingdom (“U.K.”) Financial Conduct Authority (“FCA”) and the Netherlands Authority for the Financial Markets (“AFM”) as an Approved Publication Arrangement (“APA”) and an Approved Reporting Mechanism (“ARM”). In addition to our APA and ARM reporting services, we have developed a comprehensive suite of value-add solutions for MiFID II, including pre-trade transparency services, systematic internaliser (“SI”) determination and monitoring, best execution reporting, commodity position reporting, data quality analysis and peer benchmarking.

In 2020, 92.1% of our revenues were derived from commissions for transactions executed on our platforms. We also derive revenues from information services, post-trade services and other income. Our revenue can be impacted by seasonal effects caused by increased levels of new bond issuance, which often occurs in the first quarter of a year, or slow-downs in trading activity, particularly during the customary holiday periods in August and December. Our expenses consist of employee compensation and benefits, depreciation and amortization, technology and communication expenses, professional and consulting fees, occupancy, marketing and advertising, clearing costs and other general and administrative expenses.

Industry Background

Fixed-income securities are issued by corporations, governments and other entities, and pay a pre-set absolute or relative rate of return. As of September 30, 2020, the most recent date available, there were approximately $50.1 trillion principal amount of fixed-income securities outstanding in the U.S. market, including $10.4 trillion principal amount of U.S. corporate bonds and $20.4 trillion principal amount of U.S. government bonds, according to the Securities Industry and Financial Markets Association (“SIFMA”). The estimated average daily trading volume of U.S. corporate bonds, as measured by TRACE, was $35.8 billion in 2020. Primary dealer holdings of U.S. corporate bonds (investment-grade and high-yield) as reported by the Federal Reserve Bank of New York were $8.9 billion as of December 31, 2020. This represents less than one day of trading volume as measured by TRACE.

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

Regulatory changes have also driven demand for the electronification of fixed-income trading processes. The policy objectives of a number of post-2008 crisis reforms, such as the Dodd-Frank Wall Street Reform and Customer Protection Act (the “Dodd-Frank Act”), Basel III and MiFID II, are to increase transparency and reduce systemic risk. These objectives have generally led to increased adoption of electronic trading on regulated markets where price transparency, all-to-all trading and reporting tools are essential components. The Volcker Rule, which limits proprietary trading by banks, has also had an impact on dealer inventories and the ability of dealers to act as market-makers. Our Open Trading protocols, which are designed to allow our broker-dealer and institutional investor clients to interact in an all-to-all trading environment, have helped market participants improve their liquidity and turnover in response to these trends. During 2020, over 1,200 participating client firms provided liquidity via our Open Trading solutions and we completed approximately 1.9 million Open Trading trades, an increase of 42.7% compared to 2019.

Our Competitive Strengths

We believe that we are well positioned to strengthen our market position in electronic trading in our existing products and to extend our presence into new products and services by capitalizing on our competitive strengths, including:

Significant Trading Volumes with Participation by Leading Broker-Dealers and Institutional Investors

Our electronic trading platforms provide access to the liquidity generated by the participation of over 1,800 active institutional investor and broker-dealer clients, including substantially all of the leading broker-dealers in global fixed-income trading. We believe these broker-dealers represent the principal source of secondary market liquidity for U.S. high-grade corporate bonds, emerging markets and high-yield bonds, European high-grade corporate bonds and the other markets in which we operate. Our broker-dealer clients are motivated to continue to utilize our platforms due to the presence on the platforms of our large network of institutional investor clients and their ability to use our Open Trading protocols to help manage their risk, source liquidity, and facilitate transactions on behalf of their clients.

As shown in the chart below, our total credit trading volume increased from approximately $1.4 trillion in 2016 to $2.6 trillion in 2020.

Our estimated share of U.S. high-grade and high-yield corporate bond volume from 2016 to 2020 is shown in the chart below:

Open Trading is a Differentiator that Expands the Liquidity Pool and Further Increases Cost-Savings for Clients

In the post-financial crisis years, liquidity has remained a persistent concern for market participants as regulators raised banks’ capital requirements and adopted other measures that prompted many dealers to reduce market-making activities even as the buy side’s bond holdings have grown rapidly. In this environment, Open Trading, our fully electronic, all-to-all trading environment, has emerged as one solution to the post-crisis liquidity problem. As a result, the liquidity options for Open Trading participants are broader and more diverse compared to the traditional model of bilateral trading with a limited set of dealer counterparties. The expanded pool of liquidity providers includes investment managers, global dealers, regional dealers and specialist market-making and proprietary trading firms. During 2020, over 1,200 unique liquidity providers participated in Open Trading, which improved the ability of both dealers and institutional investors to find natural and opportunistic matches, move orders more efficiently, and achieve significant increases in execution quality and price improvement.

We believe our Open Trading protocols enhance our institutional investor clients’ ability to obtain a competitive price by allowing all of our Open Trading participants to interact with each other, thereby increasing the potential sources of liquidity for each participant, as well as the likelihood of receiving a competitive price response. We estimate that liquidity takers saved an estimated $673.7 million in transaction costs through Open Trading during 2020, while liquidity providers saved an estimated $398.8 million during the year. These Open Trading cost savings are in addition to the potential cost savings institutional investors can achieve by simultaneously requesting bids or offers from our broker-dealer clients via our traditional RFQ protocol. Estimated liquidity taker cost savings is defined as the difference between the winning price and the best disclosed dealer cover price. Estimated liquidity provider cost savings is defined as the difference between the winning price and then current Composite+ bid or offer level (offer if the provider if buying, bid if provider is selling) at the time of the inquiry.

Growing, Comprehensive International Offering and Client Base

Our platforms provide global fixed-income market participants with trading functionality across global hard currency and local currency markets, connecting clients in over 50 countries to local and global dealers. MarketAxess has over 850 active client firms located outside the U.S. that access our platforms through our regulated venues in Europe, Asia and Latin America. Our Open Trading functionality allows international clients to access cross-border liquidity with minimal ramp-up time or regulatory hurdles.

The MarketAxess emerging markets trading platform also offers the most comprehensive offering for local currency bond trading across the Latin America, Central & Eastern Europe, Middle East and Africa (“CEEMEA”), and Asia-Pacific (“APAC”) regions. Our platforms provide clients with the ability to trade local currency debt denominated in 27 local currencies with over 125 emerging market dealers.

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

In addition to services directly related to the execution of trades, we offer our clients several other services throughout the trading cycle. In the pre-trade period, our platforms assist our participants by providing them with value-added services, such as real-time and historical trade price information, liquidity and turnover analytics, bond reference data and trade order matching alerts. Following the execution of a trade, our platforms support all of the essential tools and functionalities to enable our participants to realize the full benefits of electronic trading and demonstrate best execution, including real-time trade details, straight-through processing (“STP”), account allocations, automated audit trails, regulatory trade reporting, trade detail matching, and transaction cost analysis.

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

Proven Innovator with an Experienced Management Team

Since our inception, we have been an innovator in the fixed-income securities markets. The members of our management team average more than 20 years of experience in the securities industry. We have consistently sought to benefit participants in the markets we serve by attempting to replicate the essential features of fixed-income trading, including the existing relationships between broker-dealers and their institutional investor clients, while applying technology to eliminate weaknesses in traditional trading methods and improve liquidity. In recent years, MarketAxess has received industry recognition from key independent publications for its innovations and contributions to the fixed-income market. For example, in 2020, MarketAxess won the Waters Technology “Sell-Side Technology Award” for the Best Sell-Side Trading Network and the Global Capital “Bond Award” for the Best Emerging Markets Bond Trading Platform. In addition, Composite+ won the Waters Technology “Buy-Side Technology Award” for the Best Buy-Side AI Tool. Several awards have recognized our successful use of the agile software development methodology in the development of our Live Markets order book, while a number of our female employees have been honored with leadership awards across the globe.

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

Broaden Our Client Base in Our Existing Markets and Increase Penetration with Existing Clients

We intend to use our broad network of over 1,800 active institutional investor and broker-dealer participants to drive more clients to our leading electronic fixed-income trading platforms. The number of active participants on our platforms has increased by approximately 80% since 2016. We believe that the continued expansion of our client base will lead to even further increases in the liquidity available on our platforms. We expect that the increased liquidity on our platforms and our ability to innovate and efficiently add new functionality and product offerings will also help us deepen our market share with our existing clients across our product suite. The number of clients trading three or more products on our platforms has increased by 38.7% from 718 in 2016 to 996 in 2020. Last, we plan to increase our international presence by increasing the number of firms located outside the U.S. that access our platforms through our venues in Europe, Asia and Latin America, increasing the number of local currencies available for trading on our platforms; and, subject to regulatory requirements, increasing the number of countries in which we can offer our platforms.

Enhance the Liquidity of Securities Traded on Our Platforms by Leveraging our Client Network and Open Trading Protocols

We aim to increase the secondary market liquidity on our trading platforms by deploying innovative technology solutions designed to increase the number of potential trading counterparties on our platforms and to address different trade sizes, bond liquidity characteristics and trading preferences. Our Open Trading protocols exponentially increase the potential trading counterparties by allowing broker-dealers and institutional investors to interact in an all-to-all trading environment. During 2020, our clients executed approximately 1.9 million trades using our Open Trading solutions, representing 32.7% of the total credit trading volume on our corporate bond platform. In recent years, we have also significantly increased the number of participants that provide bond prices to our corporate bond platform via an algorithm, which has helped increase the number of algorithmic price responses from 0.9 million in 2016 to 14.2 million in 2020. We intend to continue to improve the liquidity of bonds on our platforms by increasing the number of connections we have with algorithmic trading firms. We also believe that the combination of Open Trading and our vast client network provides the basis for MarketAxess to deliver meaningful cross-border liquidity or enter into new markets where liquidity is scarcer, such as municipal bonds.

Continue to Develop Innovative Next-Generation Technologies that will Allow Our Clients to Further Automate and Improve the Performance of their Trading Desks

We believe that the increased adoption of next-generation trading technologies by both dealer and investor clients will create improved liquidity, enhanced trading efficiencies and the ability to identify trends within the bond market. In recent years, we have launched a number of innovative technologies that rely on machine-learning, automation and algorithms that are designed to improve the trading decisions and workflows of our clients, while reducing trading inefficiencies and human errors. For example, clients can use our rules-based auto-execution technology with both our traditional RFQ protocol and Open Trading to automatically execute trades meeting defined parameters with diverse sources of liquidity. Our Composite+ pricing algorithm uses machine-learning to generate near real-time prices for approximately 30,000 corporate and sovereign bonds based on a variety of data inputs, and our Like Bonds product uses a data-driven methodology to help clients find liquid, tradable alternatives to illiquid bonds. We intend to continue to invest in and develop advanced technologies such as these that will make MarketAxess an increasingly valuable part of our clients’ trading decisions and workflows.

Expand and Strengthen our Trade-Related Service, Data and Analytical Offerings Throughout the Trading Cycle

We plan to expand and strengthen our existing service, data and analytical offerings throughout the trading cycle so that MarketAxess is more fully integrated into the workflow of our broker-dealer and institutional investor clients. In the pre-trade period, we intend to continue to enhance the value of our information and analytical offerings, including the content and capabilities of BondTicker®, Axess All® and Composite+. We plan to enhance and expand the usage of LiquidityBridge®, our execution management system (“EMS”) service for dealers that allows users to manage and facilitate complex liquidity flows across multiple trading platforms, and Axess IQTM, our order and execution workflow solution for the wealth management and private banking community. We also intend to augment our European post-trade matching and regulatory reporting services that enable our clients to comply with their heightened obligations pursuant to MiFID II. The recent acquisition of Deutsche Börse’s regulatory reporting business is expected to help us expand and improve our services across a broader European client base, predominantly in Germany, France and the Nordics regions. As the use of our pre- and post-trade services and products grow, we believe that MarketAxess will become further entrenched as a value-added resource to our clients at each stage of the trading cycle, which we believe will further increase the attractiveness and use of our trading platforms.

Pursue Select Acquisitions and Strategic Alliances

We continually evaluate opportunities to supplement our internal growth by entering into strategic alliances, or acquiring businesses or technologies, that will enable us to enter new markets, provide new products or services, or otherwise enhance the value of our platforms and existing trade-related services to our clients. In 2017, we expanded our strategic alliance with BlackRock, Inc. (“BlackRock”) to combine BlackRock’s order flow with our Open Trading solution to improve the range of trading connections available to global credit market participants. The acquisition of LiquidityEdge® LLC (“LiquidityEdge”) in 2019 provided our clients with access to one of the leading platforms for U.S. Treasury trading, and it supports the further expansion of our U.S. Treasury hedging capabilities for our corporate bond platform. In 2020, we acquired the regulatory reporting business of Deutsche Börse in order to bolster our post-trade and market data services in Europe and entered into an agreement to acquire MuniBrokers, a central electronic venue serving municipal bond inter-dealer brokers and dealers, in order to expand our existing municipal bond trading solution for global institutional investor and dealer clients.

Our Key Trading Markets and Services

U.S. High-Grade Corporate Bond Market

The U.S. corporate bond market consists of three broad categories of securities: investment-grade debt (so-called “high-grade”), which typically refers to debt rated BBB- or better by Standard & Poor’s or Baa3 or better by Moody’s Investor Service; debt rated below investment-grade (so-called “high-yield”), which typically refers to debt rated lower than BBB- by Standard & Poor’s or Baa3 by Moody’s Investor Service; and debt convertible into equity (so-called “convertible debt”). According to SIFMA, U.S. corporate bond debt outstanding has increased approximately 26% from $8.3 trillion at year-end 2015 to $10.4 trillion at September 30, 2020. We use the terms high-grade and investment-grade interchangeably in this Annual Report on Form 10-K.

The U.S. high-grade corporate bond market represents the largest subset of the U.S. corporate bond market. Over the last five years, high-grade corporate bond issuance was over $1 trillion each year. The total annual amount of U.S. high-grade corporate bond issuance as reported by SIFMA increased by 60% to $1.8 trillion in 2020 from $1.1 trillion in 2019. Notwithstanding the growth in the total amount of debt outstanding and new issuance, turnover (which is the total amount traded as a percentage of the amount outstanding for the bonds that traded) is still below pre-credit crisis levels. The average daily trading volume of U.S. high-grade corporate bonds as reported by TRACE for the year ended December 31, 2020 was approximately $25.3 billion compared to $22.2 billion and $20.7 billion for the years ended December 31, 2019 and 2018, respectively.

Our U.S. high-grade corporate bond business consists of U.S. dollar-denominated investment-grade debt issued by corporations for distribution in the U.S. Over 100 broker-dealers utilize our platforms to trade U.S. high-grade corporate bonds, including all of the top 20 broker-dealers as ranked by underwriting volume of newly-issued U.S. high-grade corporate bonds in 2020. Our broker-dealer clients accounted for approximately 98.5% of the underwriting of newly-issued U.S. high-grade corporate bonds in 2020. More than 1,200 active domestic and foreign institutional investor firms use our platforms to trade U.S. high-grade corporate bonds. Our 2020 trading volume in the U.S. high-grade corporate bond market was $1.4 trillion.

U.S. Crossover and High-Yield Bond Market

We define the high-yield bond market generally to include all debt rated lower than BBB- by Standard & Poor’s or Baa3 by Moody’s Investor Service. We define the crossover market to include any debt issue rated below investment-grade by one agency but investment-grade by the other. The total annual amount of high-yield corporate bond issuance as reported by SIFMA increased by 62.7% to $444.9 billion in 2020 from $273.5 billion in 2019. The average daily trading volume of high-yield bonds as measured by TRACE for the year ended December 31, 2020 was approximately $10.5 billion compared to $8.8 billion and $8.0 billion for the years ended December 31, 2019 and 2018, respectively.

Over 100 of our broker-dealer clients and more than 1,000 active institutional investor firms use our platforms to trade crossover and high-yield bonds. Trading in crossover and high-yield bonds uses many of the same features available in our U.S. high-grade corporate bond offering. We also offer leveraged loan trading for our clients that trade high-yield bonds. Our 2020 trading volume in the high-yield bond market was $384.8 billion.

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

The institutional investor base for emerging markets bonds includes many crossover investors from the high-yield and high-grade investment areas. Institutional investors have been drawn to emerging markets bonds by their high returns and high growth potential. The average daily trading volume of emerging markets debt, as reported by the Emerging Markets Trade Association for the nine months ended September 30, 2020, the most recent date available, was $17.7 billion compared to $21.3 billion and $19.6 billion for the years ended December 31, 2019 and 2018, respectively.

Over 125 of our broker-dealer clients and more than 1,200 active institutional investor firms use our platforms to trade emerging markets bonds. The emerging markets countries whose bonds were most frequently traded on our platforms in 2020 were Mexico, Brazil, China and Indonesia. In 2020, our clients were able to trade corporate and sovereign debt denominated in 27 local market currencies on our platform. Our 2020 trading volume in the emerging market bond market was $561.8 billion.

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

We believe that the European corporate bond market is impacted by many of the same factors as the U.S. high-grade corporate bond market. The total amount of Euro denominated high-grade and high-yield bonds yearly issuance as reported by the International Capital Markets Association increased 9.7% to $564.3 billion in 2020 from $514.4 billion in 2019. The estimated average daily trading volume of European corporate bonds for the year ended December 31, 2020 was approximately $10.8 billion compared to $10.5 billion and $9.2 billion for the years ended December 31, 2019 and 2018, respectively.

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

In the Eurobond credit market, defined as including European high-grade, high-yield and government bonds, over 50 broker-dealers utilize our platform, including each of the top 20 broker-dealers as ranked by 2020 European corporate new-issue underwriting volume. Approximately 650 active institutional investor firms use our platforms to trade European bonds. Our 2020 trading volume in the Eurobond bond market was $299.9 billion.

U.S. Treasury Market

U.S. Treasury securities are government instruments issued by the U.S. Department of the Treasury. The average daily trading volume of U.S. Treasuries as measured by SIFMA was $607.1 billion for the year ended December 31, 2020 compared to $593.6 billion and $547.8 billion for the years ended December 31, 2019 and 2018, respectively.

We entered the U.S. Treasury market in 2019 through our acquisition of LiquidityEdge. LiquidityEdge’s custom liquidity pools, as well as direct dealer streaming capabilities, for on- and off-the-run U.S. Treasuries offer a bespoke trading ecosystem to connect a community of dealers, market-makers and institutional investors. In addition to providing MarketAxess clients with an enhanced ability to trade U.S. Treasuries, the acquisition supported the expansion of our treasury hedging services for clients desiring to hedge duration risk of certain credit trades.

Over 75 firms use our LiquidityEdge platform to trade U.S. Treasuries. The Treasury products traded on the LiquidityEdge platform include On the Runs, Off the Runs and guaranteed spreads. Our 2020 trading volume in the U.S. Treasury market was $3.9 trillion.

U.S. Municipal Bond Market

Municipal bonds are debt securities issued by states, cities, counties and other governmental entities in the U.S. to fund day-to-day obligations and to finance a wide variety of public projects, such as highways or water systems. Depending on the type of financing, payments of the principal and interest on a municipal bond may come from general revenues of the municipal issuer, specific tax receipts, revenues generated from a public project, payments from private entities or from a combination of sources. In addition to being issued for many different purposes, municipal securities are also issued in many different forms, such as fixed rate, zero coupon or variable rate bonds. The interest paid on municipal securities is typically exempt from federal income taxation and may be exempt from state income and other taxes as well. As of December 31, 2020, there were over 1.0 million different municipal bonds outstanding, in the total aggregate principal amount of more than $3.9 trillion. The average daily trading volume of municipal bonds, excluding variable rate demand notes, as measured by the Municipal Securities Rulemaking Board (“MSRB”) was $5.7 billion for the year ended December 31, 2020 compared to $5.3 billion and $6.0 billion for the years ended December 31, 2019 and 2018, respectively.

Over 75 broker-dealer clients and over 300 institutional investor clients use our platforms to trade municipal bonds. We offer trading for both taxable and non-taxable municipal bonds. Our 2020 trading volume in the U.S. municipal bond market was $14.0 billion.

U.S. Agency Bond Market

We define the U.S. agency bond market to include debt issued by a U.S. government-sponsored enterprise. Some prominent issuers of agency bonds are the Federal National Mortgage Association and Federal Home Loan Mortgage Corporation. The total amount of U.S. agency bonds outstanding was approximately $1.8 trillion as of September 30, 2020 as reported by SIFMA. The average daily trading volume of U.S. agency bonds (excluding mortgage-backed securities) as measured by TRACE was $5.4 billion for the year ended December 31, 2020 compared to $4.3 billion and $3.6 billion for the years ended December 31, 2019 and 2018, respectively.

Over 35 of our broker-dealer clients and more than 300 active institutional investor firms use our platforms to trade U.S. agency bonds. Trading in U.S. agency bonds uses many of the same features available in our U.S. high-grade corporate bond offering. Our 2020 trading volume in the U.S. agency bond market was $49.4 billion.

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

We offer a range of functionality for electronic trading of CFTC-regulated credit derivative instruments on our SEF in compliance with the CFTC’s requirements. This includes an RFQ system that allows participants to send anonymous or disclosed RFQs, as well as an order book, which enables market participants to trade anonymously with all other market participants. Approximately 30 active market participants use our SEF to trade credit derivative indices. Our 2020 credit derivatives trading volume was $45.1 billion.

Execution Benefits for Clients

In addition to our platforms’ strengths described above, we believe our platforms provide numerous additional benefits to our clients over both traditional fixed-income trading methods and competing electronic trading systems, including:

Open Trading Functionality

We offer Open Trading protocols for all of our key trading products, including corporate, municipal and emerging market bonds. Our Market List functionality provides our Open Trading participants with the ability to display requests for bids and offers anonymously to the entire MarketAxess trading community, thereby creating broad visibility of their inquiry among market participants and increasing the likelihood that the request results in a completed trade. Public Axes™ is an order book-style price discovery process that gives clients the ability to view anonymous or disclosed indications of interest from the inventory on our platform. For block-sized trades, clients may use our Private Axes® functionality, a protocol that allows participants to anonymously negotiate round lots (greater than $1.0 million) and block trades to minimize information leakage. In 2019, we launched Live Markets, an order book that creates a single view of two-way, actionable prices for the most active corporate bonds, including newly issued debt, benchmark issues and news-driven securities.

Transparent Pricing on a Broad Range of Securities

The price discovery process includes the ability to view indicative prices from our broker-dealer clients’ inventory available on our platform, access to real-time pricing information and analytical tools available on our BondTicker® service (including Composite+ predictive pricing, spread-to-Treasury data, search capabilities and independent third-party credit research), and the ability to request executable bids and offers simultaneously from all of our participating broker-dealer clients during the trading process on any debt security in our bond reference database. Institutional investors and broker-dealer clients can search bonds in inventory based on combinations of issuer, issue, rating, maturity, spread-to-Treasury, size and dealer providing the listing, in a fraction of the time it takes to do so manually. We believe that broad participation in client inquiries results in more trade matches and lower transaction costs.

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

Efficient Risk Monitoring and Compliance

Institutional investors, broker-dealers and their regulators are increasingly focused on ensuring that best execution is achieved for fixed-income trades. Our electronic trading platforms offer both institutional investors and broker-dealers an automated audit trail for each stage in the trading cycle. This enables compliance personnel to review information relating to trades more easily and with greater reliability. Trade information, including all price responses, execution time, trade price and, if applicable, spread-to-Treasury, is stored securely and automatically on our electronic trading platform and is provided to clients as part of our automated post-trade messaging. This data represents a valuable source of information for our clients’ compliance personnel. Importantly, we believe the automated audit trail, together with the competitive pricing and transaction cost analysis that is a feature of our electronic trading platforms, gives fiduciaries the ability to demonstrate that they have achieved best execution on behalf of their clients.

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

The posting of inventory to, and the ability to respond to inquiries from, a broad pool of institutional investors, creates an increased opportunity for broker-dealers to identify demand for their inventory, particularly in less liquid securities. Broker-dealers also use Open Trading as a source of liquidity as they manage their risk exposure. As a result, we believe they can achieve enhanced bond inventory turnover by using our platforms, which may limit their credit exposure.

Post-Trade Reporting, Publishing and Matching Services

In the European Union (“E.U.”) and the U.K., all firms regulated as “investment firms” under MiFID II are required to submit complete and accurate details of qualifying transactions to their national regulator no later than the close of the working day following the date of the transaction. This process is known as transaction reporting. Pursuant to the associated Markets in Financial Instruments Regulation (“MiFIR”), the number of fields and the complexity of the information that must be reported to regulators was significantly enhanced. Firms may either report directly to the regulator or use an entity that is licensed as an ARM, such as our subsidiaries in the U.K. and the Netherlands, to validate and submit such reports. Our multi-asset class ARM reporting solution allows our clients to report to 15 different European regulators. We have also collaborated with Equilend on a full front-to-back Securities Financing Transactions Regulation (“SFTR”) solution to support mutual clients with their SFTR reporting requirements.

In addition, under MiFIR, all regulated investment firms in the U.K. and the E.U. are required to comply with pre- and post-trade transparency requirements pursuant to which quotes and trades must be made public subject to a system of waivers and deferrals. Firms are required to utilize an APA, such as our APAs in the U.K. and the Netherlands, to comply with the post trade transparency requirement and, although optional, many firms also utilize a third-party provider to satisfy the pre trade transparency requirement. The MarketAxess transparency and APA trade reporting solutions are available through our Insight™ platform, offering our clients a pre- and post-trade transparency solution, including APA trade reporting, quote publication, SI determination and instrument liquidity classification. We also offer a commodity position reporting service to assist firms in compliance with the commodity derivative position limit reporting requirements of MiFID II.

Trade matching enables counterparties to agree on the terms of a trade shortly after execution, reducing the risk of trade errors and fails during settlement. We provide a near real-time post-trade matching and exception management tool which covers a broad range of securities, including fixed-income and equities. By confirming all economic details within minutes of trade execution, we help our clients to mitigate their operational risk, improve STP and efficiency and address the complexities of MiFID II and the Central Securities Depositories Regulation.

MarketAxess has approximately 900 post-trade reporting and transparency clients, including broker-dealers, hedge funds and investment banks. We expect that our recent acquisition of Deutsche Börse’s regulatory reporting business will help us expand and improve our services across a broader European client base, predominantly in Germany, France and the Nordics regions.

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

Our Composite+ pricing algorithm generates near real-time prices for approximately 30,000 corporate and sovereign bonds based on a variety of data inputs, including feeds from our trading platform, our post-trade service and TRACE. Composite+ is used by clients as a pre-trade reference price to enhance trading outcomes and transaction cost analysis. Composite+ can be combined with our auto-execution service, providing clients with an alert if a response is “off market”.

Axess All®, the first intra-day trade tape for the European fixed-income market, is sourced from over 39,000 bond transactions processed daily by our post-trade services business and includes aggregated volume and pricing for the most actively traded European fixed-income instruments. We also provide market participants with access to pricing, liquidity and volume data on over 60,000 unique fixed-income securities and securities reference data for approximately 71,000 fixed-income securities.

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

BondTicker® allows institutional investors to search for and sort bonds based upon specific criteria, such as volume, time/date of transaction, spread change, issuer or security. This search function allows institutional investors to compile information relating to potential securities trades in a fraction of the time that it takes to manually compile this information from disparate sources or other electronic databases, including direct TRACE feeds and European pricing information provided by our end-of-day pricing feed.

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

We provide order and execution workflow solutions designed to meet the specific needs of the customer. LiquidityBridge® is our EMS service for dealers that allows users to manage and facilitate the complex liquidity flows across multiple trading platforms, including the MarketAxess system. LiquidityBridge® brings together real-time comparison and execution of bond prices across multiple sectors, allowing users to rapidly react to trading opportunities. Axess IQ is our order and execution workflow solution designed to meet the needs of wealth management and private banking community by improving liquidity discovery, execution efficiency and alpha generation for firms with large numbers of individual client orders.

Straight-Through Processing and APIs

Straight-through processing refers to the integration of systems and processes to automate the trade process from end-to-end — trade execution, confirmation and settlement — without the need for manual intervention. We provide our broker-dealer and institutional investor clients with a range of tools that facilitate straight-through processing, including order upload, easy-to-use online allocation tools and pre- and post-trade messaging features that enable our clients to communicate electronically between their front- and back-office systems. Our straight-through processing tools can be customized to meet specific needs of our clients and allow them to integrate their order, portfolio management and accounting systems in real time. We maintained over 1,700 STP connections as of December 31, 2020. In addition, many of our clients use our Application Programming Interface (“API”) services for pre-trade, trade negotiation and post-trade services to improve efficiency and reduce errors in processing.

Sales and Marketing

We promote our products and services using a variety of direct and indirect sales and marketing strategies. Our sales force, which works closely with our product management and technology teams, is responsible for client acquisition activity and the management of ongoing client relationships to increase clients’ awareness, knowledge and usage of our trading platforms and post-trade solutions, new product launches, information and data services and pre- and post-trade services. Our sales team is also responsible for training and supporting new and existing clients on their use of our platforms and post-trade solutions, including how to optimize their trading performance and efficiency through our various trading protocols. We employ various strategies, including advertising, direct marketing, digital and social media, promotional mailings, and participation in industry conferences and media engagement, to increase awareness of our brand, our trading platforms and our other solutions. For example, we work with The Wall Street Journal to leverage BondTicker® data as the source of information for its weekly distressed debt tables.

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

•

Other electronic trading platforms — There are numerous other electronic trading platforms currently in existence, including several that have only commenced operations in the last few years. We compete with Tradeweb, Bloomberg, Intercontinental Exchange, Trumid and others in the credit and municipal markets; and Tradeweb, Bloomberg, Nasdaq (Nasdaq Fixed Income), CME Group (NEX Group), BGC Partners (Fenics UST) and others in the rates markets. In addition, some broker-dealers and institutional investors operate, or have invested in, proprietary electronic trading systems or information networks that enable institutional investors to trade directly with a broker-dealer, and/or with other institutional investors over an electronic medium. As we expand our business into new products, we will likely come into more direct competition with other electronic trading platforms or firms offering traditional services.

•

Exchanges — In recent years, exchanges have pursued acquisitions that have put them in competition with us. For example, London Stock Exchange Group has recently acquired a significant stake in Tradeweb and Intercontinental Exchange acquired BondPoint and TMC Bonds, retail-focused platforms, and IDC, a provider of fixed income data, in an effort to expand its portfolio of fixed income products and services. CME Group and Nasdaq also operate platforms that compete with us. Exchanges also have data and analytics businesses, which increasingly put their offerings in direct competition with us.

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

Our broker-dealer clients have invested in building APIs with us for inventory contributions, electronic trading, government bond benchmark pricing and post-trade messaging. We believe that we have successfully built deep roots with our broker-dealer clients, increasing our level of service to them while at the same time increasing their commitment to use our services; however, the contractual obligations of such clients are non-exclusive. See the Risk Factor captioned “We are dependent on our broker-dealer clients, who are not restricted from using their own proprietary or third-party platforms to transact with our institutional investor clients.”

Furthermore, a significant number of our institutional investor clients have built interfaces to enable them to communicate electronically between our platforms and their order, portfolio management and accounting systems. We believe that this increases the reliance of these institutional investor clients on our services and creates significant competitive barriers to entry.

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

We have designed our primary application with an easy-to-use, Windows-based interface. Our clients are able to access our electronic trading platforms through a secure, single sign-on. Clients are also able to execute transactions over our platforms directly from their order management systems. We provide users an automatic software update feature that does not require manual intervention.

We prioritize security throughout our platforms, operations and software development. We make architectural, design and implementation choices to structurally address security risks, such as logical and physical access controls, perimeter firewall protection and embedded security processes in our systems development lifecycle. Our cybersecurity program is based on the National Institute of Standards and Technology Cyber Security Framework (the “Framework”). The Framework consists of standards, guidelines and best practices to manage cybersecurity-related risks and promote the protection and resilience of critical infrastructure. Our Global Chief Information Security Officer leads a cybersecurity team in assessing, managing and reducing the relevant risks with a goal to assure critical operations and continuous delivery of service. We constantly monitor connectivity and suspect events are escalated to our global risk and management teams.

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

We have registered the MarketAxess® name and logo for trademark in the U.S., Europe and in other parts of the world. We also have a number of other registered or pending trademarks and service marks globally, including Open Trading™, BondTicker®, and Now You’re In The Market™, among others. In addition, we own, or have filed applications for, the rights to trade names, copyrights, domain names and service marks that we use in the marketing of products and services to clients.

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

U.S. Regulation

In the U.S., the SEC is the federal governmental agency primarily responsible for the administration of the federal securities laws, including adopting and enforcing rules and regulations applicable to broker-dealers. One of our broker-dealers operates an alternative trading system (“ATS”) subject to the SEC’s Regulation ATS, which includes certain specific requirements and compliance responsibilities in addition to those faced by broker-dealers generally. Another of our broker-dealers operates an exempt ATS for U.S. Treasuries. Broker-dealers are also subject to regulation by state securities administrators in those states in which they conduct business or have registered to do business. We are also subject to the various anti-fraud provisions of the Securities Act of 1933 as amended (the “Securities Act”), the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Commodity Exchange Act, certain state securities laws and the rules and regulations promulgated thereunder. We also may be subject to vicarious and controlling person liability for the activities of our subsidiaries and our officers, employees and affiliated persons.

The CFTC is the federal agency primarily responsible for the administration of federal laws governing activities relating to futures, swaps and other derivatives, including the rules applicable to our SEF. Our SEF is subject to regulations that relate to trading and product requirements, governance and disciplinary requirements, operational capabilities, surveillance obligations and financial information and resource requirements, including the requirement that they maintain sufficient financial resources to cover operating costs for at least one year. Our SEF is subject to both scheduled and unscheduled examinations by the CFTC.

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

The SEC is currently conducting a review of the regulatory framework for fixed income electronic trading platforms for the purpose of evaluating the potential regulatory gaps that may exist among such platforms, including ours, with respect to access to markets, system integrity, surveillance, and transparency, among other things. It is unknown at this time to what extent new legislation will be passed into law or whether pending or new regulatory proposals will be adopted or modified, or what effect such passage, adoption or modification will have, whether positive or negative, on our industry, our clients or us.

Non-U.S. Regulation

Outside of the United States, we are currently regulated by: the FCA in the U.K., De Nederlandsche Bank (“DNB”) and the AFM in the Netherlands, the Securities & Futures Commission (the “SFC”) of Hong Kong, the Monetary Authority of Singapore (the “MAS”), the Australian Securities and Investment Commission in Australia (the “ASIC”), the Investment Industry Regulatory Organization of Canada (the “IIROC”) and provincial regulators in Canada, and the Securities and Exchange Commission and Central Bank in Brazil.

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

In January 2018, the E.U. implemented enhanced rules and regulations targeted at the financial services industry, including MiFID II and MiFIR. MiFID II and MiFIR introduced significant changes to the E.U. financial markets that were designed to facilitate more efficient markets and greater transparency for participants by: (i) enhancing pre- and post-trade transparency for fixed-income instruments, (ii) increasing and enhancing post-trade reporting obligations with a requirement to submit post-trade data to ARMs, (iii) improving technology synchronization and best execution and (iv) establishing a consolidated tape for trade data. Although MiFID II and MiFIR were intended to help improve the functioning of the E.U. single market by achieving a greater consistency of regulatory standards, MiFID II and MiFIR have caused us to expend significantly more compliance, business and technology resources, to incur additional operational costs and has created additional regulatory exposure for our trading and post-trade businesses. While we generally believe the net impact of the rules and regulations have been positive for our businesses, unintended consequences of the rules and regulations may adversely affect us in ways yet to be determined. In particular, the possible divergence of the U.K. from the E.U. in relation to the future development of MIFID II and MiFIR and other rules and regulations within the financial markets (such as the Central Securities Depository Regulation) may further increase the complexity, operational costs and compliance requirements of our business in the U.K. and E.U.

The securities industry and financial markets in the 27 member states of the E.U. is regulated by agencies in each member state. E.U. regulations provide for a cross-border “passporting regime”, which allows us to provide our services throughout the E.U. in reliance upon our authorization from any E.U. member state. Historically, we have utilized the FCA authorizations held by our U.K. regulated subsidiaries in order to provide regulated services to our European clients outside of the U.K. in reliance on this passport. However, the U.K. ceased to be a member of the E.U. on January 31, 2020, triggering a transition period in which the U.K. continued to observe applicable E.U. regulations through December 31, 2020 (commonly referred to as “Brexit”). In preparation for Brexit, we obtained AFM authorizations for our subsidiaries in the Netherlands in 2019 and we are able to provide regulated services to our clients within the E.U. in reliance on the cross-border services passport held by our Dutch subsidiaries. See the Risk Factor captioned “The U.K. exit from the European Union could materially adversely impact our business, clients, financial condition, results of operations and prospects.”

Capital Requirements

Certain of our subsidiaries are subject to jurisdictional specific regulatory capital requirements, designed to maintain the general financial integrity and liquidity of a regulated entity. In general, they require that at least a minimum amount of a regulated entity’s assets be kept in relatively liquid form. Failure to maintain required minimum capital may subject a regulated subsidiary to a fine, requirement to cease conducting business, suspension, revocation of registration or expulsion by the applicable regulatory authorities, and ultimately could require the relevant entity’s liquidation.

In addition, as a result of our self-clearing activities, MarketAxess Corporation is required to finance certain transactions, maintain deposits with various clearing organizations and clearing broker-dealers and maintain a special reserve bank account for the benefit of customers pursuant to SEC Rule 15c3-3. These requirements can fluctuate based on trading activity, market volatility or other factors which may impact our liquidity or require us to use our capital resources.

Regulatory Status of MarketAxess Entities

Our operations span jurisdictions across the Americas, Europe and Asia, and we operate through various regulated entities. The current regulatory status of many of our business entities is described below. We also provide our platforms in other countries pursuant to exemptions from registration under the laws of such countries.

Americas

MarketAxess Corporation is a SEC registered broker-dealer, a member of FINRA, the MSRB, and the Securities Investor Protection Corporation (“SIPC”). MarketAxess Corporation is registered as a clearing broker with FINRA.

LiquidityEdge is a SEC registered broker-dealer, a member of FINRA, the SIPC and is recognized as a Financial Market Supervisory Authority (“FINMA”) in Switzerland as a foreign trading venue.

MarketAxess SEF Corporation is a CFTC registered SEF.

MarketAxess Canada Company is registered as an Alternative Trading System with the Ontario Securities Commission (“OSC”), the Autorité des Marchés Financiers (“AMF”), the British Columbia Securities Commission (“BCSC”) and the Alberta Securities Commission (“ASC”) and is a member of IIROC.

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

MarketAxess Europe Limited is authorized and regulated by the FCA to operate a multilateral trading facility (“MTF”), licensed by the Australian Securities and Investments Commission to have an Australian Markets License, recognized by FINMA as a foreign trading venue, licensed by BAFIN under the German Securities Trading Act, licensed by the Securities & Futures Commission of Hong Kong as an Automated Trading Service and licensed by the Monetary Authority of Singapore as a Recognized Market Operator. In addition, MarketAxess Europe Limited is recognized or licensed to provide its services in each of Italy, Denmark and Finland following Brexit.

MarketAxess NL B.V. is authorized and regulated by the AFM in the Netherlands as an MTF. MarketAxess NL B.V. may provide services throughout the E.U. 27 and EEA countries under the MiFID passport and is approved by FINMA to provide cross-border services into Switzerland as a foreign trading venue.

Trax NL B.V. is licensed in the Netherlands by the AFM as a Data Reporting Services Provider (“DRSP”), specifically to act as an ARM and APA. Trax NL B.V. may provide services throughout the E.U. 27 and EEA countries under the MiFID passport.

Xtrakter Limited is authorized and regulated by the FCA as a DRSP for ARM and APA services and as a service company.

Asia and Pacific

MarketAxess Singapore Pte. Limited is approved by the Monetary Authority of Singapore as a Recognized Market Operator. Additionally, MarketAxess Singapore Pte. Limited is approved by FINMA in Switzerland as a foreign trading venue, by Hong Kong as an ATS, by Germany as a foreign market operator, and holds an Australian Markets License from ASIC.

Human Capital Resources

As of December 31, 2020, we had 606 employees, 378 of whom were based in the U.S. and 228 of whom were based outside of the U.S., principally in the U.K. During fiscal year 2020, despite the COVID-19 pandemic (the “Pandemic”), we increased our number of employees by 79, or 15.0%, compared to an increase of 73, or 16.1%, in 2019. We did not discontinue any compensation or benefits programs in fiscal year 2020. None of our employees are represented by a labor union. We consider our relationships with our employees to be good and have not experienced any interruptions of operations due to labor disagreements.

Health and Safety

In fiscal year 2020, the Pandemic had a significant impact on how we manage human capital. Nearly all of our workforce has worked remotely since March 2020, and we instituted safety protocols and procedures for those employees who chose to work on site on a part-time basis. Our experienced teams of employees adapted to the changes in our work environment and have managed our business successfully during this challenging time.

Diversity, Equity and Inclusion

The diverse backgrounds, experiences and perspectives of our employees are one of our biggest strengths. We strive to make our workforce more diverse, inclusive and supportive of all. We embrace a culture and vision that supports and enhances our ability to recruit, develop and retain diverse talent at every level. In 2020, based on the results of an employee survey to further our diversity and inclusion efforts, our employees participated in an educational and developmental program designed to educate our employees about the Company’s diversity and inclusion initiatives and their importance to our success. As of December 31, 2020, our U.S. workforce was approximately 72% men and 28% women, and of our U.S. employees, our workforce was approximately 59% White, 28% Asian, 6% Hispanic or Latinx, 5% Black or African American, and 2% identified with another race or ethnicity.

To broaden our candidate pools, we use diverse hiring sources, including employee referrals, recruitment vendors, postings on diversity job boards and with diversity interest groups, and we attend various recruiting events. We have been able to further diversify our workforce through our summer intern and graduate hire programs, which represent a spectrum of schools, fields of study, interests and socio-economic backgrounds. In 2020, we expanded our partnerships with universities with larger racially diverse student bodies in both New York and London, and we specifically targeted affinity groups on campus in order to diversify our applicant pool.

Talent and Development

Our talent management strategy is focused on attracting, developing and retaining top talent within the Company. In 2020, we conducted a global talent review to identify high-potential talent at all levels of seniority within the Company. This review is helping us build short- and long-term succession plans for our executive leadership team and other critical roles within the Company.

The Company also intends to use the talent review process to inform our increasing levels of investment in learning and development for our employees. Currently, we offer a customized management training program for new managers and an accelerated leadership program for our more seasoned leaders who we believe may assume broader or more complex roles within the Company in the future. We also offer a range of technical, markets-related, and soft-skills training courses on an ongoing basis to enable our employees to develop a broad spectrum of skills. We conduct regular engagement surveys of our employee base to better understand what is working well for our employees and identify areas that we can improve. In our latest survey focused on Diversity and Inclusion, 87% of our global employees participated.

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

MarketAxess Holdings Inc.

55 Hudson Yards

New York, NY 10001

Attn: Investor Relations

Our Board of Directors has standing Audit, Compensation and Talent, Nominating and Corporate Governance, Risk and Investment Committees. Each of these committees has a written charter approved by our Board of Directors and our Board of Directors has also adopted a set of Corporate Governance Guidelines. Copies of the committee charters and the Corporate Governance Guidelines are also posted on our website.

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
•

the effect of monetary policy adopted by the Federal Reserve Board or foreign banking authorities, increased capital requirements for banks and other financial institutions, and other regulatory requirements and political impasses;

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

While we are expanding our businesses to new geographic areas, our business operations have historically been substantially located in the U.S. and the U.K. Due to the concentration of our operations in the U.S. and U.K. we are subject to greater regional risks than those of some of our competitors.

Our business has been, and our results of operations and financial condition may be, impacted by the outbreak of, and global response to, the Pandemic and such impact could be materially adverse.

The global spread of the novel coronavirus disease 2019 (COVID-19) has created significant volatility in the markets we serve and has increased uncertainty and economic disruption. The extent to which the Pandemic impacts our business, operations, and financial results is uncertain and will depend on numerous evolving factors that we may not be able to accurately predict, including:

•	the duration and scope of the Pandemic;
•	governmental and business actions taken in response to the Pandemic, and in response to economic disruption, and the impact of those actions on global economic activity;
•	the impact of the economic and business disruptions on the trading needs of our clients and the resulting impact on their demand for our electronic trading platforms and solutions;
•	adverse market conditions, including unforeseen market closures, disruptions in trading, significant declines in market and trading volumes, credit availability and other liquidity concerns;
•	the increase in business failures, liquidations or bankruptcies among market participants that use our electronic trading platforms or to whom we are a trading counterparty; and
•

our ability to provide our electronic trading platforms and other solutions, including as a result of our employees or our clients’ employees working remotely and/or closures of offices and facilities.

In addition, the increase in our employees working remotely has amplified certain risks related to, among other things, the increased demand on our information technology resources and systems, the increased risk of phishing and other cybersecurity attacks as cybercriminals try to exploit the uncertainty surrounding the Pandemic, and the increased number of points of possible attack, such as laptops and mobile devices (both of which are now being used in increased numbers), to be secured. Any failure to effectively manage these increased demands and risks, including to timely identify and appropriately respond to cyberattacks, may adversely affect our business.

As a result of the Pandemic, the global economy is currently experiencing a period of significant turmoil and we have experienced significant changes in our daily operations. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Factors Affecting our Industry and our Company—Economic, Political and Market Factors.” Due to the uncertainty of the duration, scope and severity of the Pandemic, the uncertainty as to what governmental measures may yet be taken in response to the Pandemic and the unpredictable effect on our business, our employees and our clients, we are not able to reasonably estimate the extent of any potential future impact of the Pandemic on our financial condition or results of operations, but the impact could be material. Even after the Pandemic has subsided, we may continue to experience impacts to our business as a result of the Pandemic’s global economic impact. Further, our operating and financial results may be affected in a manner that is not presently known to us or in a manner that we currently do not consider to present significant risks to our operations given the unprecedented and continuously evolving nature of the Pandemic.

The U.K. exit from the European Union could materially adversely impact our business, clients, financial condition, results of operations and prospects.

Brexit has significantly affected the fiscal, monetary and regulatory landscape in both the U.K. and E.U., and could have a material impact on their economies and the growth of various industries in the future. In particular, the ecosystem of the E.U. financial services industry in which we operate, which prior to Brexit has been heavily centered in London, has become more decentralized. The exit of the U.K. has significantly impacted the business environment in which we and our clients operate, increased the complexity and cost of conducting business in both the E.U. and the U.K., and introduces significant new barriers to cross-border trading, including uncertainties with respect to the legal and regulatory requirements to which we and our clients are subject. We historically conducted business in Europe primarily through the “passporting rights” of our U.K. subsidiaries, which have been eliminated as a result of Brexit. Following Brexit, we now have new regulatory and operational costs and challenges associated with the operation of our regulated subsidiaries in the Netherlands, which we use to provide our trading platforms and certain post-trade services to our clients in the E.U. We could also be adversely affected by having to manage a less centralized customer and employee base.

Brexit is expected to lead to legal uncertainty and divergence between the U.K. and E.U. financial regulations, which may impact our ability to comply with the extensive government regulation to which we are subject. In addition, the cost and complexity of operating across increasingly divergent regulatory regimes could increase following Brexit. Brexit has also required us to make changes to the technology underlying our trading platforms and regulatory reporting systems in the U.K. and E.U., which has resulted in new regulatory and operational costs and challenges. Changes to U.K. immigration policy will also occur as a result of Brexit and our access to, and our ability to compete for and hire, skilled employees in both the U.K. and the E.U. is expected to become more constrained.

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

Likewise, decreases in our share of the segments of the fixed-income trading markets in which we operate, or shifts in trading volume to segments of clients which we have not penetrated, could result in lower trading volume on our platforms and, consequently, lower commissions and revenue. During periods of increased volatility in credit markets, the use of electronic trading platforms by market participants may decrease dramatically as institutional investors may seek to obtain additional information during the trade process through conversations with broker-dealers. In addition, during rapidly moving markets, broker-dealers are less likely to post prices electronically. Our market share of the fixed-income trading markets is also impacted by a variety of other factors, including the amount of new issuances of corporate debt, the level of bond fund inflows or outflows, the percentage of volumes comprised of Rule 144A transactions, the percentage of volumes comprised of larger trades known as “block trades”, the level of credit spreads and credit volatility and whether the prevalent market environment is an “offer wanted” or “bid wanted” environment.

A decline in overall market volumes, trading volumes on our platforms or our platforms’ market share for any reason would negatively affect our commission revenue and may have a material adverse effect on our business, financial condition and results of operations.

The industry in which we operate is rapidly evolving. If we are unable to adapt our business effectively to keep pace with industry changes, we may not be able to compete effectively, which could have a material adverse effect on our business, financial condition and results of operations.

The electronic financial services industry is characterized by rapidly changing and increasingly complex technologies and systems, changing and increasingly sophisticated client demands (including access to new technologies and markets), frequent technology and service introductions, evolving industry standards, changing regulatory requirements and new business models. If we are not able to keep pace with changing market conditions or client demands and if our competitors release new functionality or technology before we do, our existing platforms, solutions and technologies may become obsolete or our competitive position may be materially harmed, each of which could have a material adverse effect on our business, financial condition and results of operations. Operating in a rapidly evolving industry involves a high degree of risk and our future success depends in part on our ability to:

•	attract and retain market participants on our platforms on a cost-effective basis;
•	expand and enhance reliable and cost-effective product and service offerings for our clients;
•	develop and introduce new features to, and new versions of, our electronic trading platforms;
•	respond effectively to competitive pressures;
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

The fixed-income securities industry generally, and the electronic financial services markets in which we operate in particular, are highly competitive, and we expect competition to intensify in the future. Within our markets, we compete based on our ability to provide our clients with deep liquidity, a broad network of market participants, a wide range of products and protocols, and comprehensive pre-trade, trade and post-trade functionality, as well as the reliability, security and ease of use of our electronic platforms and solutions, among other factors. We primarily compete with other electronic trading platforms and trading businesses conducted directly between broker-dealers and their institutional investor clients over the telephone, email or instant messaging. Our current and prospective competitors are numerous and include:

•	other multi-party electronic trading platforms;
•	market data and information vendors;
•	securities and futures exchanges;
•	inter-dealer brokerage firms;
•	technology, software, and information services or other companies that have existing commercial relationships with broker-dealers or institutional investors; and
•	other approved regulatory reporting businesses.

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

Our growth may also be dependent on our ability to diversify our revenue base. We currently derive approximately 48.7% of our revenues from secondary trading in U.S. high-grade corporate bonds. Our long-term business strategy includes expanding our service offerings and increasing our revenues from other fixed-income products and other sources. We cannot assure you that our efforts will be successful or result in increased revenues or continued profitability. We have experienced significant growth in trading volumes, revenues and profitability in recent years. We cannot assure you that our business will continue to grow at a similar rate, if at all.

We may enter into new fee plans, the impact of which may be difficult to evaluate; past trends in commissions are not necessarily indicative of future commissions.

From time to time, we may introduce new fee plans for the market segments in which we operate. Any new fee plan may include different fee structures or provide volume incentives. We cannot assure you that any new fee plans will result in an increase in the volume of transactions executed over our platforms or that our revenues will increase as a result of the implementation of any such fee plans. It is possible that our broker-dealer or institutional investor clients could respond to a new fee plan by either reducing the amount of their business conducted on our platforms or terminating their contractual relationship with us, which could have an adverse impact on our fees and otherwise have a material adverse effect on our business, financial condition and results of operations.

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

We operate electronic trading platforms in Europe, Latin America and Asia and we may further expand our operations throughout these and other regions. We have invested significant resources in our foreign operations and the increasing globalization of our platforms and services. However, there are certain risks inherent in doing business in international markets, particularly in the financial services industry, which is heavily regulated in many jurisdictions. These risks include:

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

In addition, we must comply with the laws, regulations and registration rules of foreign governments and regulatory bodies for each country in which we conduct business. For example, MiFID II was implemented by regulatory bodies in Europe in January 2018. We cannot predict the full extent to which any of these new regulations or future regulatory changes may impact our European business and operations, but they may cause us to expend significantly more compliance, business and technology resources, incur additional operational costs and create additional regulatory exposure.

Brexit could lead to further legal uncertainty and potentially divergent national laws and regulations as the U.K. determines which E.U. laws to replace or replicate. Our compliance with these changing laws and regulations may be costly and time-consuming and may have a material adverse effect on our clients’ trading activities on our platforms. We cannot predict what future actions the regulatory bodies that supervise our business might take, or the impact that any such actions may have on our business.

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

Risks Related to our Customer Concentration

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

Any reduction in the use of our electronic trading platforms by our broker-dealer clients could reduce the volume of trading on our platform, which could, in turn, reduce the use of our platforms by our institutional investor clients. The occurrence of any of the foregoing may have a material adverse effect on our business, financial condition and results of operations.

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

Credit and Operational Risks

We are exposed to risks in connection with certain transactions in which we act as a matched principal intermediary.

In connection with our anonymous trading protocols, we execute certain bond transactions between and among institutional investor and broker-dealer clients on a matched principal basis by serving as counterparty to both the buyer and the seller in trades which are then settled by us or through a third-party clearing broker. Settlement typically occurs within one to two trading days after the trade date. Cash settlement of the transaction occurs upon receipt or delivery of the underlying instrument that was traded.

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

We have policies, procedures and automated controls in place to identify and manage our credit risk, though there can be no assurance that they will effectively mitigate our credit risk exposure. Some of our risk management procedures are reliant upon the evaluation of information regarding the fixed-income markets, our clients or other relevant matters that are publicly available or otherwise acquired from third party sources. Such information may not be accurate, complete, up-to-date or properly assessed and interpreted by us. If our risk management procedures fail, our business, financial condition and results of operations may be adversely affected. Furthermore, our insurance policies are unlikely to provide coverage for such risks.

Self-clearing exposes us to significant operational, liquidity, financing and regulatory risks.

We began self-clearing substantially all of our bond transactions for our U.S. operations in the third quarter of 2020 and we may expand self-clearing to our foreign operations in the future. Self-clearing requires us to finance transactions and maintain margin deposits at clearing organizations. Self-clearing exposes our business to operational risks, including business and technology disruption; operational inefficiencies; liquidity, financing and regulatory risks; and potentially increased expenses. In connection with our conversion to self-clearing for our U.S. operations in 2020, we experienced operational inefficiencies and technology issues which, in combination with the capital and liquidity requirements that are imposed on all new self-clearing members, resulted in increased fail rates in the immediate period following the conversion. Although the initial conversion issues for our U.S. clearing operations have been resolved, in the future, we may encounter difficulties with self-clearing that lead to operating inefficiencies, technology issues, dissatisfaction amongst our client base, disruption in the infrastructure that supports the business, inadequate liquidity, increased margin requirements with clearing organizations and third-party settlement agents who provide financing with respect to transactions, reductions in available borrowing capacity and financial loss. Any such delay, disruption, expense or failure could adversely affect our ability to effect transactions and manage our exposure to risk. Moreover, any of these events could have a material adverse effect on our business, financial condition and operating results.

Technology, IT Systems and Cybersecurity Risks

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

Further, the adoption of new internet, networking, cloud, telecommunications or blockchain technologies may require us to devote substantial resources to modify and adapt our services. We cannot assure you that we will be able to successfully implement new technologies or adapt our proprietary technology and transaction-processing systems to client requirements or emerging industry standards. We cannot assure you that we will be able to respond in a timely manner to changing market conditions or client requirements.

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

If design defects, errors or failures are discovered in our current or future platforms or protocols, we may not be able to correct or work around them in a cost-effective or timely manner or at all. The existence of design defects, errors, failures or delays that are significant, or are perceived to be significant, could also result in rejection or delay in market acceptance of our platforms or protocols, damage to our reputation, loss of clients and related revenues, diversion of resources, product liability claims, regulatory actions or increases in costs, any of which could materially adversely affect our business, financial condition or results of operations.

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

There have been an increasing number of cyber-attacks in recent years in various industries, including ours, and cybersecurity risk management has been the subject of increasing focus by our regulators. Our regulators in recent years have increased their examination and enforcement focus on matters relating to cybersecurity threats, including the assessment of firms’ vulnerability to cyber-attacks. In particular, regulatory concerns have been raised about firms establishing effective cybersecurity governance and risk management policies, practices and procedures; protecting firm networks and information; identifying and addressing risks associated with clients, vendors, and other third parties; preventing and detecting unauthorized activities; adopting effective mitigation and business continuity plans to address the impact of cybersecurity breaches; and establishing protocols for reporting cybersecurity incidents. Any insurance that we may have that covers a specific cybersecurity incident would not protect us from the effects of adverse regulatory actions that may result from the incident or a finding that we had inadequate cybersecurity controls, including the reputational harm that could result from such regulatory actions.

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

Data privacy is subject to frequently changing rules and regulations in countries where we do business. For example, the E.U. adopted the General Data Protection Regulations (“GDPR”), which as of May 2018 requires entities both in the European Economic Area and outside to comply with new regulations regarding the handling of personal data. Brexit has created additional uncertainty with regard to the regulation of data protection as the U.K now has its own data protection laws which are separate from the E.U. GDPR. We are also subject to certain U.S. federal and state laws governing the protection of personal data. These laws and regulations are increasing in complexity and number. In addition to the increased cost of compliance, our failure to successfully implement or comply with appropriate processes to adhere to the GDPR and other laws and regulations relating to personal data could result in substantial financial penalties for non-compliance, expose us to litigation risk and could result in significant liability, increased costs or cause our clients to lose trust in us, which could have an adverse effect on our reputation and business.

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

In the technology industry, there is frequent litigation based on allegations of infringement or other violations of intellectual property rights. As the number of participants in our market increases and the number of patents and other intellectual property registrations increases, the possibility of an intellectual property claim against us grows. Although we have never been the subject of a material intellectual property dispute, we cannot assure you that a third party will not assert in the future that our technology or the manner in which we operate our business violates its intellectual property rights. From time to time, in the ordinary course of our business, we may become subject to legal proceedings and claims relating to the intellectual property rights of others, and we expect that third parties may assert intellectual property claims against us, particularly as we expand the complexity and scope of our business, the number of electronic trading platforms increases and the functionality of these platforms further overlaps. Any claims, whether with or without merit, could be expensive and time-consuming to defend, make it more difficult to operate or prevent us from operating our business, or portions of our business, and result in significant monetary liability.

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

Risks Related to Possible Transactions or Investments

If we acquire or invest in other businesses, products or technologies, and are unable to integrate them with our business, our financial performance may be impaired or we may not realize the anticipated financial and strategic goals for any such transactions or any strategic alliances, partnerships or joint ventures, which we may enter into.

From time to time, we may pursue acquisitions, which may not be completed or, if completed, may not be as beneficial to us as expected. We have made acquisitions in the past, including the purchases of LiquidityEdge in 2019 and the regulatory reporting business of Deutsche Borse in 2020. We also may consider potential divestitures of businesses from time to time. We routinely evaluate potential acquisition and divestiture candidates and engage in discussions and negotiations regarding potential acquisitions and divestitures on an ongoing basis; however, even if we execute a definitive agreement, there can be no assurance that we will consummate the transaction within the anticipated closing timeframe, or at all. Moreover, there is significant competition for acquisition and expansion opportunities in the electronic financial services industry.

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

•	our ongoing business and management’s attention may be disrupted or diverted by transition or integration issues and the complexity of managing geographically or culturally diverse enterprises;
•	we may enter into markets in which we have limited experience and where competitors hold stronger market positions;
•	potential failure of the due diligence processes to identify significant problems, liabilities or other challenges of an acquired company or product; and
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

We may also enter into strategic alliances, partnerships or joint ventures as a means to accelerate our entry into new markets, provide new solutions or enhance our existing capabilities. Entering into strategic alliances, partnerships and joint ventures entails risks, including: (i) difficulties in developing or expanding the business of newly formed alliances, partnerships and joint ventures; (ii) exercising influence over the activities of joint ventures in which we do not have a controlling interest; (iii) potential conflicts with or among our partners; (iv) the possibility that our partners could take action without our approval or prevent us from taking action; and (v) the possibility that our partners become bankrupt or otherwise lack the financial resources to meet their obligations.

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

Regulatory and Legal Risks

We operate in a highly regulated industry and we may face restrictions with respect to the way we conduct certain of our operations.

Our business is subject to increasingly extensive governmental and other regulations. These regulations are designed to protect public interests generally rather than the interests of our stockholders. The SEC, FINRA, the CFTC and other agencies extensively regulate the United States financial services industry, including most of our operations in the United States. Much of our international operations are subject to similar regulations in their respective jurisdictions, including regulations overseen by the FCA in the U.K., the AFM in the Netherlands, the Swiss Financial Market Supervisory Authority in Switzerland, ASIC in Australia, the Monetary Authority of Singapore, the Hong Kong Securities and Futures Commission, the Investment Industry Regulatory Organization of Canada and provincial regulators in Canada, and the Securities and Exchange Commission and Central Bank in Brazil. In addition, our regulatory reporting business is registered as an ARM and APA with the FCA and the AFM.

As a matter of public policy, these regulatory bodies are responsible for safeguarding the integrity of the securities and other financial markets and protecting the interests of investors in those markets. These regulatory bodies have broad powers to promulgate and interpret, investigate and sanction non-compliance with their laws, rules and regulations. Most aspects of our broker-dealer and other licensed subsidiaries are highly regulated, including the way we deal with our clients; our capital requirements; our financial and regulatory reporting practices; required record-keeping and record retention procedures; the licensing of our employees; and the conduct of our directors, officers, employees and affiliates.

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

Our ability to operate our platforms in a jurisdiction is dependent on continued registration or authorization in that jurisdiction or the maintenance of a proper exemption from such registration or authorization. Our ability to comply with all applicable laws and rules is largely dependent on our compliance, credit approval, audit and reporting systems and procedures, as well as our ability to attract and retain qualified compliance, credit approval, audit and risk management personnel. Our systems and procedures may not be sufficiently effective to prevent a violation of all applicable rules and regulations. In addition, the growth and expansion of our business may create additional strain on our compliance systems, procedures and personnel and has resulted, and we expect will continue to result, in increased costs to maintain and improve these systems.

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

Our business, and the business of many of our clients, is subject to extensive regulation. Governmental and regulatory authorities periodically review legislative and regulatory initiatives, and may promulgate new or revised, or adopt changes in the interpretation and enforcement of existing, rules and regulations at any time. The new administration elected in the 2020 U.S. presidential election may enact regulatory changes that may affect our business. Any such changes in laws, rules or regulations or in governmental policies could create additional regulatory exposure for our business, cause us to incur significant additional costs, require us to change or cease aspects of our business or restrict or limit our ability to grow our business, any of which could have a material adverse effect on our business, financial condition or results of operations. There have been in the past, and could be in the future, significant technological, operational and compliance costs associated with the obligations that derive from compliance with evolving laws, rules and regulations.

We cannot predict whether additional changes to the laws, rules and regulations that govern our business and operations, including changes to their interpretation, implementation or enforcement, will occur in the future or the extent to which any such changes will impact our business and operations. For example, the divergence of the U.K. from the E.U. in relation to the future development of MiFID II and other rules and regulations governing the financial markets (such as the Central Securities Depository Regulation) may adversely affect us in ways yet to be determined. In addition, we cannot predict how current proposals that have not yet been finalized and/or that remain subject to ongoing debate will be implemented or in what form. We believe that uncertainty and potential delays around the final form of such new laws, rules and regulations may negatively impact our clients and trading volumes in certain markets in which we transact. Additionally, unintended consequences of such new laws, rules and regulations may adversely affect our industry, our clients and us in ways yet to be determined. Any such legal and regulatory changes could affect us in substantial and unpredictable ways, and could have a material adverse effect on our business, financial condition and results of operations.

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

Our business is dependent upon the availability of adequate funding and regulatory capital under applicable regulatory requirements. The growth of our Open Trading protocols, in particular, is dependent on the willingness of our customers and counterparties to engage in transactions with us and any perceived issues with our capital levels or access to funding could have a material adverse effect on business. As a result of our self-clearing activities, we are also required to finance certain transactions, maintain deposits with various clearing organizations and clearing broker-dealers and maintain a special reserve bank account for the benefit of customers pursuant to SEC Rule 15c3-3. Although we believe that our available cash resources and borrowing capacity under our credit agreements are sufficient to meet our presently anticipated liquidity needs and capital expenditure requirements for at least the next 12 months, we may in the future need to raise additional funds to, among other things:

•	support more rapid growth of our business;
•	finance transactions and maintain margin deposits at clearing organizations;
•	acquire complementary companies or technologies;
•	increase the regulatory net capital necessary to support our operations; or
•	respond to unanticipated or changing capital requirements.

In addition, our liquidity could be impaired due to circumstances that we may be unable to control, such as a general market disruption or an operational problem that affects our trading customers or counterparties, other third parties or us.

All or part of any debt financing could be pursuant to the terms of our credit agreements with third party lenders, which include restrictive covenants with respect to dividends, issuances of additional capital and other financial and operational matters related to our business.

In the future, we may not be able to obtain additional financing, if needed, in amounts or on terms acceptable to us, if at all. If sufficient funds are not available or are not available on terms acceptable to us, our ability to fund our expansion, finance transactions and maintain margin deposits at clearing organizations, take advantage of acquisition opportunities, develop or enhance our services or products, or otherwise respond to competitive pressures would be significantly limited. These limitations could have a material adverse effect on our business, financial condition and results of operations.

Our credit agreement contains restrictive and financial covenants that could limit our operating flexibility, and we may incur additional debt in the future that may include similar or additional restrictions.

We are party to a credit agreement that provides for revolving loans and letters of credit up to an aggregate of $500.0 million. Subject to the satisfaction of certain specified conditions, we are permitted to upsize the borrowing capacity of the credit agreement by an additional $250.0 million. Our credit agreement contains certain covenants that, among other things, may restrict our ability to take certain actions, even if we believe them to be in our best interests. These covenants may restrict or prohibit, among other things, our ability to:

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

We are also required by our credit agreement to maintain a maximum consolidated total net leverage ratio, a minimum regulatory net capital balance for certain subsidiaries and a minimum consolidated adjusted earnings before interest, taxes, depreciation, and amortization (“EBITDA”) level. We cannot assure you that we will be able to meet these requirements or satisfy these covenants in the future. A breach of any of these covenants or the inability to comply with the required financial covenants could result in an event of default under the credit agreement. If any such event of default occurs, the lenders under the credit agreement could elect to declare all amounts outstanding and accrued and unpaid interest under the credit agreement to be immediately due and payable, and could foreclose on the assets securing the credit agreement. The lenders would also have the right in these circumstances to terminate any commitments they have to provide further credit extensions. We may incur other indebtedness in the future that may contain financial or other covenants more restrictive than those applicable to the credit agreement.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Our corporate headquarters and principal U.S. office is located at 55 Hudson Yards in New York, New York, where we lease approximately 83,000 square feet under a lease expiring in August 2034. We also collectively lease approximately 39,000 square feet for our other office locations in the U.S., United Kingdom, Brazil, the Netherlands, Hong Kong and Singapore under various leases expiring between January 2021 and January 2027.

Item 3. Legal Proceedings.

In the normal course of business, we and our subsidiaries included in the consolidated financial statements may be involved in various lawsuits, proceedings and regulatory examinations. We assess liabilities and contingencies in connection with outstanding legal proceedings, if any, utilizing the latest information available. Based on currently available information, the outcome of our outstanding matters is not expected to have a material adverse impact on our financial position. It is not presently possible to determine our ultimate exposure to these matters and there is no assurance that the resolution of the outstanding matters will not significantly exceed any reserves accrued by us. See Note 15 to the Consolidated Financial Statements for a discussion of our commitments and contingencies.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock trades on the NASDAQ Global Select Market under the symbol “MKTX”.

On February 16, 2021, the last reported closing price of our common stock on the NASDAQ Global Select Market was $537.52.

Holders

There were 15 holders of record of our common stock as of February 16, 2021.

Recent Sales of Unregistered Securities

None.

Securities Authorized for Issuance Under Equity Compensation Plans

Please see the section entitled “Equity Compensation Plan Information” in Item 12.

Issuer Purchases of Equity Securities

During the three months ended December 31, 2020, we repurchased the following shares of common stock:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans and Programs
				(In thousands)
October 1, 2020 - October 31, 2020	2,289	$485.60	1,400	$71,794
November 1, 2020 - November 30, 2020	204	538.85	—	71,794
December 1, 2020 - December 31, 2020	14,182	555.52	—	71,794
	16,675	$545.71	1,400

During the three months ended December 31, 2020, we repurchased 16,675 shares of common stock. The repurchases included 1,400 shares repurchased in connection with our share repurchase program and 15,275 shares surrendered by employees to us to satisfy the withholding tax obligations upon the exercise of stock options and vesting of restricted shares or stock units.

In January 2019, our Board of Directors authorized a new two-year share repurchase program for up to $100.0 million of our common stock that commenced in April 2019 and expires in March 2021. In January 2021, our Board of Directors authorized a new share repurchase program for up to $100.0 million. We expect repurchases under the new program to commence in April 2021 following the expiration of the current plan. Shares repurchased under each program will be held in treasury for future use.

STOCK PERFORMANCE GRAPH

The following graph shows a comparison of the cumulative total return for (i) our common stock, (ii) the NASDAQ Composite Index and (iii) the S&P 500 Index for the past five years. The performance graph and related information shall not be deemed “soliciting material” or to be “filed” with the SEC, nor shall such information be incorporated by reference into any future filing under the Securities Act or the Exchange Act, except to the extent that we specifically incorporate it by reference into such filing.

The figures in this graph assume an initial investment of $100 in our common stock and in each index on December 31, 2015, and that all dividends were reinvested. The returns illustrated below are based on historical results during the period indicated and should not be considered indicative of future stockholder returns.

Total Return Performance
650
600
550
500
450
400
350
300
250
200
150
100
Index Value
MarketAxess Holdings Inc.
NASDAQ Composite Index
S&P 500
12/31/15
12/31/16
12/31/17
12/31/18
12/31/19
12/31/20

Item 6. Selected Financial Data.

The selected statements of operations data for each of the years ended December 31, 2020, 2019 and 2018 and the selected balance sheet data as of December 31, 2020 and 2019 have been derived from our audited financial statements included elsewhere in this Annual Report on Form 10-K. The selected statements of operations data for the years ended December 31, 2017 and 2016, and the balance sheet data as of December 31, 2018, 2017 and 2016 have been derived from our audited financial statements not included in this Annual Report on Form 10-K.

	Year Ended December 31,
	2020	2019	2018	2017	2016
	(In thousands, except per share amounts)
Statements of Operations Data:
Revenues
Commissions (1)	$634,445	$463,856	$390,834	$355,282	$332,307
Information services (2)	34,341	30,730	28,227	25,806	23,269
Post-trade services (3)	19,460	15,763	15,346	11,090	10,812
Other (4)	879	1,003	1,158	1,244	1,342
Total revenues	689,125	511,352	435,565	393,422	367,730

Expenses
Employee compensation and benefits	156,885	131,079	109,117	102,313	96,625
Depreciation and amortization	35,996	26,857	23,080	19,274	17,838
Technology and communications	34,092	26,792	23,866	20,048	17,275
Professional and consulting fees	32,304	25,534	21,521	19,367	17,175
Occupancy	13,425	11,639	14,176	6,125	4,681
Marketing and advertising	7,940	11,559	12,114	9,762	8,934
Clearing costs	21,058	11,314	7,754	5,797	6,060
General and administrative	12,697	15,696	11,353	11,121	9,157
Total expenses	314,397	260,470	222,981	193,807	177,745
Operating income	374,728	250,882	212,584	199,615	189,985
Other income (expense)
Investment income	2,446	8,063	6,112	3,619	2,137
Interest expense	(1,142)	—	—	—	—
Other, net	(1,673)	(1,521)	(610)	(1,466)	(520)
Total other income (expense)	(369)	6,542	5,502	2,153	1,617
Income before income taxes	374,359	257,424	218,086	201,768	191,602
Provision for income taxes	74,982	52,522	45,234	53,679	65,430
Net income	$299,377	$204,902	$172,852	$148,089	$126,172

Net income per common share
Basic	$8.01	$5.53	$4.68	$4.02	$3.42
Diluted	$7.85	$5.40	$4.57	$3.89	$3.34

Cash dividends declared per common share	$2.40	$2.04	$1.68	$1.32	$1.04

Weighted average number of shares of common stock outstanding:
Basic	37,359	37,083	36,958	36,864	36,844
Diluted	38,144	37,956	37,855	38,038	37,738

	As of December 31,
	2020	2019	2018	2017	2016
Balance Sheet Data:	(In thousands)
Cash, cash equivalents and investments	$488,969	$500,601	$486,427	$406,535	$362,647
Deposits with clearing organizations and broker-dealers	97,043	4,130	1,137	1,176	1,117
Securities failed-to-deliver	180,979	—	—	—	—
Total assets	1,331,429	954,930	695,539	581,232	528,042
Securities failed-to-receive	131,701	—	—	—	—
Total equity	955,061	770,091	607,878	514,768	468,013

(1)	Commissions include monthly distribution fees and trading commissions.
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

The following discussion includes a comparison of our Financial Results, Cash Flow Comparisons and Liquidity and Capital Resources for the years ended December 31, 2020 and 2019, respectively. A discussion of changes in our Financial Results and Cash Flow Comparisons from the year ended December 31, 2018 to December 31, 2019 may be found in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” of Part II of our Annual Report on Form 10-K for the year ended December 31, 2019.

Executive Overview

MarketAxess operates leading electronic trading platforms delivering expanded liquidity opportunities, improved execution quality and significant cost savings across global fixed-income markets. Over 1,800 institutional investor and broker-dealer firms are active users of our patented trading technology, accessing global liquidity on our platforms in U.S. investment-grade bonds, U.S. high-yield bonds, U.S. Treasuries, emerging market debt, Eurobonds and other fixed income securities. Through our Open Trading™ protocols, we execute bond trades between and among institutional investor and broker-dealer clients in the leading all-to-all anonymous trading environment for corporate bonds. We also offer a number of trading-related products and services, including: Composite+ TM pricing and other market data products to assist clients with trading decisions; auto-execution and other execution services for clients requiring specialized workflow solutions; connectivity solutions that facilitate straight-through processing; and technology services to optimize trading environments. In addition, we provide a range of pre- and post-trade services, including trade matching, trade publication, regulatory transaction reporting and market and reference data across a range of fixed-income and other products.

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

Our objective is to provide the leading global electronic trading platforms for fixed-income securities, connecting broker-dealers and institutional investors more easily and efficiently, while offering a broad array of trading information and technology services to market participants across the trading cycle. The key elements of our strategy are:

•	to use our broad network of over 1,800 active institutional investor and broker-dealer participants to drive more clients to our platforms;
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

•

to expand and strengthen our existing service, data and analytical offerings throughout the trading cycle so that we are more fully integrated into the workflow of our broker-dealer and institutional investor clients; and

•

to increase and supplement our internal growth by entering into strategic alliances, or acquiring businesses or technologies that will enable us to enter new markets, provide new products or services, or otherwise enhance the value of our platform to our clients. We acquired Regulatory Services GmbH, the pan-European regulatory reporting business of Deutsche Börse Group in the fourth quarter of 2020.

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

During the first half of 2020, the global economy experienced a period of significant turmoil due to the outbreak of COVID-19 (the “Pandemic”). The Pandemic triggered a steep drop in economic activity that had an immediate and substantial impact on global credit markets. Credit yield spreads in U.S. corporate bonds, as measured by the Credit Suisse Liquid U.S. Corporate Index (“LUCI Index”), increased from 1.1% over U.S Treasuries in December 2019 to 1.5% in March 2020 and credit spread volatility in U.S. corporate bonds, as measured by the LUCI Index, increased from 1.1% in December 2019 to 11.6% in March 2020. Drastic measures taken by central banks and governments helped restore confidence in the credit markets in the second half of 2020, which led to a tightening in credit spreads that helped stimulate record new issuance in U.S. investment-grade and high-yield corporate bonds. During the second half of 2020, the credit markets continued to improve as credit yield spreads and credit spread volatility tightened to pre-Pandemic levels. The volatile market conditions in 2020 led to an active credit trading environment as the average daily trading volume of U.S. high-grade and high-yield corporate bonds for the year ended December 31, 2020, as measured by Trade Reporting and Compliance Engine (“TRACE”), increased by 13.7% and 19.7%, respectively, compared to the year ended December 31, 2019.

As a result of the Pandemic, we have experienced significant changes in our daily operations. In mid-March 2020, we successfully implemented a global work from home mandate for all our employees and we were able to continue to provide our trading platforms and other services to our clients without interruption. In particular, we believe that Open Trading liquidity has been increasingly essential to the functioning of credit markets during the Pandemic, and MarketAxess has played a valuable role keeping our clients connected to the market as traders moved from their centralized trading floors to home offices. During the first several months of the Pandemic, we helped over 10,000 individual users connect to our trading platforms from their homes. Although we have reprioritized certain technology projects due to the changing needs of our clients in the current market environment, we have largely continued with our hiring plans, capital expenditures and the expansion of our trading platforms and services into new jurisdictions.

The global spread of the Pandemic is complex and rapidly-evolving, with authorities around the world implementing numerous measures to try to contain the coronavirus, such as travel bans and restrictions, social distancing, quarantines, stay at home orders, business limitations and, beginning in the fourth quarter of 2020, vaccinations. While we remain confident that we can continue to maintain business continuity, serve our clients and provide efficient execution in a virtual environment as necessary, we have re-opened our offices and have allowed our employees to return to work, on a voluntary basis, where local regulations permit. The re-opening of offices has created additional risks and operational challenges relating to maintaining the health and safety of our employees. We also anticipate that the full re-opening of our offices may require investments in the design, implementation and enforcement of new workplace safety protocols. These efforts may divert management attention, and the protocols may create logistical challenges for our employees which could adversely impact employee productivity and morale.

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

We expect that current cash and investment balances, in combination with cash flows that are generated from operations and the ability to borrow under our Credit Agreement (as defined below), will be sufficient to meet our liquidity needs and planned capital expenditure requirements for at least the next twelve months. We have not altered our capital management programs and we have increased our dividend for the 12th consecutive year. We ended the quarter with a strong balance sheet, no borrowings under our Credit Agreement and with capital significantly in excess of our regulatory requirements.

In response to the current economic conditions, the Federal Reserve Bank of New York (the “FRBNY”) established a Secondary Market Corporate Credit Facility (the “Facility”) that lent money, on a recourse basis, to a special purpose vehicle (“SPV”) that purchased corporate debt issued by eligible issuers in the secondary market. The SPV purchased eligible individual corporate bonds in the secondary market, as well as eligible corporate bond portfolios in the form of exchange-traded funds (“ETFs”). In September 2020, we were designated by the FRBNY as an Eligible Seller for the Facility, which allowed us to provide end investors and broker-dealers the opportunity to use Open Trading to respond directly and anonymously to the FRBNY’s requests to purchase bonds.

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

Regulatory Environment

Our business is subject to extensive regulations in the United States and internationally, which may expose us to significant regulatory risk and cause additional legal costs to ensure compliance. The existing legal framework that governs the financial markets is periodically reviewed and amended, resulting in the enactment and enforcement of new laws and regulations that apply to our business. For example, the new administration elected in the 2020 U.S. presidential election may enact regulatory changes that may affect our business. In 2017, the SEC established a Fixed Income Market Structure Advisory Committee in order to provide the SEC with diverse perspectives on the structure and operations of the U.S. fixed-income markets, as well as advice and recommendations on matters related to fixed-income market structure. The impact of any reform efforts on us and our operations remains uncertain.

In addition, the U.K. ceased to be a member of the E.U. on January 31, 2020, triggering a transition period in which the U.K. continued to observe applicable E.U. regulations through December 31, 2020 (commonly referred to as “Brexit”). In preparation for Brexit, we obtained authorizations from the Netherlands Authority for the Financial Markets for our subsidiaries in the Netherlands in 2019. Following Brexit, we now provide regulated services to our clients within the E.U. in reliance on the cross-border services passport held by our Dutch subsidiaries. Brexit has led to legal uncertainty and potentially divergent national laws and regulations as the U.K. determines which E.U. laws to replace or replicate, which may impact our ability to comply with the extensive government regulation to which we are subject. In addition, the cost and complexity of operating across increasingly divergent regulatory regimes is likely to increase following Brexit.

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

On August 10, 2020, MarketAxess Corporation, our broker-dealer subsidiary, converted to self-clearing for the U.S bond trades to which MarketAxess Corporation is a counterparty via its Open Trading functionality. Previously, these bond transactions were settled through a third-party clearing broker. As a result of this conversion, MarketAxess Corporation is required to segregate funds in a special reserve bank account for the benefit of customers pursuant to Rule 15c3-3 of the Securities Exchange Act of 1934.

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

We experience cyber-attacks and attempted security breaches. Cybersecurity incidents could impact revenue and operating income and increase costs. We therefore continue to make investments, which may result in increased costs, to strengthen our cybersecurity measures. See also Item 1A. Risk Factors, “Technology, IT Systems and Cybersecurity Risks - Our actual or perceived failure to comply with privacy, data protection and information security laws, regulations, and obligations could harm our business.”

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

Commission Revenue

Commissions are recognized on a trade date basis and generally calculated as a percentage of the notional dollar volume of bonds traded on our platforms and vary based on the type, size, yield and maturity of the bond traded and individual client incentives. Bonds that are more actively traded or that have shorter maturities are generally charged lower commissions, while bonds that are less actively traded or that have longer maturities generally command higher commissions.

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

Technology and Communications. Technology and communications expense consists primarily of costs relating to maintenance on software and hardware, our internal network connections, data center hosting costs, data feeds provided by outside vendors or service providers and US treasuries licensing fees. The majority of our broker-dealer clients have dedicated high-speed communication lines to our network in order to provide fast data transfer. We charge our broker-dealer clients a monthly fee for these connections, which is recovered against the relevant expenses we incur.

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

Clearing Costs. Clearing costs consist of fees that we are charged by third-party clearing brokers and depositories for the clearing and settlement of matched principal trades, regulatory reporting fees and variable transaction fees assessed by the provider of our third-party middle office system.

General and Administrative. General and administrative expense consists primarily of general travel and entertainment, board of directors’ expenses, charitable contributions, provision for doubtful accounts and various state franchise and U.K. value-added taxes.

Expenses may grow in the future, notably in employee compensation and benefits, as we increase headcount to support investment in new products, operational support and geographic expansion, depreciation and amortization due to increased investment in new products and enhancements to our trading platforms, and technology and communication costs. Expenses may also grow due to acquisitions.

Other Income (Expense)

Investment Income. Investment income consists of income earned on our investments.

Interest Expense. Interest expense consists of financing charges incurred on short-term borrowings.

Other, Net. Other, net consists of unrealized gains or losses on trading security investments, realized gains or losses on investments, foreign currency transaction gains or losses, investment advisory fees, credit facility administrative fees and other miscellaneous revenues and expenses.

Critical Accounting Policies and Estimates

This Management’s Discussion and Analysis of Financial Condition and Results of Operations discusses our Consolidated Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the United States, also referred to as U.S. GAAP. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the reported amounts of income and expenses during the reporting periods. We base our estimates and judgments on historical experience and on various other factors that we believe are reasonable under the circumstances. Actual results may differ from these estimates under varying assumptions or conditions. See Note 2 to the Consolidated Financial Statements, for a summary of the significant accounting policies and methods used in the preparation of our Consolidated Financial Statements.

Recent Accounting Pronouncements

See Note 2 to the Consolidated Financial Statements for a discussion of recent accounting pronouncements.

Segment Results

We operate electronic platforms for the trading of fixed-income securities and provide related data, analytics, compliance tools and post-trade services. We consider our operations to constitute a single business segment because of the highly integrated nature of these product and services, the financial markets in which we compete and our worldwide business activities. We believe that results by geographic region or client sector are not necessarily meaningful in understanding our business. See Note 16 to the Consolidated Financial Statements for certain geographic information about our business required by U.S. GAAP.

Results of Operations

Year Ended December 31, 2020 Compared to Year Ended December 31, 2019

The comparability of our results of operations is impacted by our acquisition of LiquidityEdge in November 2019 which enabled us to expand our trading capabilities to include U.S. Treasuries. For additional information regarding this acquisition, see Note 6 to the Consolidated Financial Statements. The following table summarizes our financial results, which includes LiquidityEdge related revenue and expenses of $13.1 million and $14.5 million, respectively, recognized during 2020 and $2.5 million and $3.8 million, respectively, recognized during 2019:

	Year Ended December 31,
	2020	2019	$ Change	% Change
	($ in thousands, except per share amounts)
Revenues	$689,125	$511,352	$177,773	34.8%
Expenses	314,397	260,470	53,927	20.7
Operating income	374,728	250,882	123,846	49.4
Other income (expense)	(369)	6,542	(6,911)	(105.6)
Income before income taxes	374,359	257,424	116,935	45.4
Provision for income taxes	74,982	52,522	22,460	42.8
Net income	$299,377	$204,902	$94,475	46.1%

Net income per common share - Diluted	$7.85	$5.40	$2.45	45.4%

Revenues

Our revenues for the years ended December 31, 2020 and 2019, and the resulting dollar and percentage changes, were as follows:

	Year Ended December 31,
	2020		2019
	($ in thousands)
	$	% of Revenues	$	% of Revenues	$ Change	% Change
Commissions	$634,445	92.1%	$463,856	90.7%	$170,589	36.8%
Information services	34,341	5.0	30,730	6.0	3,611	11.8
Post-trade services	19,460	2.8	15,763	3.1	3,697	23.5
Other	879	0.1	1,003	0.2	(124)	(12.4)
Total revenues	$689,125	100.0%	$511,352	100.0%	$177,773	34.8%

Commissions

Our commission revenues for the years ended December 31, 2020 and 2019, and the resulting dollar and percentage changes, were as follows:

	Year Ended December 31,
	2020	2019	$ Change	% Change
	($ in thousands)
Variable transaction fees
U.S. high-grade	$253,684	$173,944	$79,740	45.8%
Other credit	256,763	188,514	68,249	36.2
Total credit	510,447	362,458	147,989	40.8
Rates	15,890	4,722	11,168	236.5
Total variable transaction fees	526,337	367,180	159,157	43.3
Distribution fees
U.S. high-grade	81,893	71,885	10,008	13.9
Other credit	25,834	24,347	1,487	6.1
Total credit	107,727	96,232	11,495	11.9
Rates	381	444	(63)	(14.2)
Total distribution fees	108,108	96,676	11,432	11.8
Total commissions	$634,445	$463,856	$170,589	36.8%

U.S. high-grade variable transaction fees increased $79.7 million due to a 29.4% increase in trading volume and a 12.7% increase in the variable transaction fee per million. Other credit variable transaction fees increased $68.2 million due to a 29.5% increase in trading volume and a 5.2% increase in the variable transaction fee per million. Open Trading credit volume increased by 60.8% and represented 33.2% and 27.0% of credit variable transaction fees for the years ended December 31, 2020 and 2019, respectively. The 236.5% increase in variable transaction fees for rates was attributable to the inclusion of U.S. Treasuries trading volume and commissions following the November 1, 2019 acquisition of LiquidityEdge.

Our trading volume for each of the years presented was as follows:

	Year Ended December 31,
	2020	2019	$ Change	% Change
	($ in millions)
Trading Volume Data
U.S. high-grade - fixed rate	$1,311,512	$992,844	$318,668	32.1%
U.S. high-grade - floating rate	56,786	64,980	(8,194)	(12.6)
Total U.S. high-grade	1,368,298	1,057,824	310,474	29.4
Other credit	1,262,074	974,494	287,580	29.5
Total credit	2,630,372	2,032,318	598,054	29.4

Rates	3,987,424	659,548	3,327,876	N/M

Number of U.S. Trading Days	251	250
Number of U.K. Trading Days	254	253

For volume reporting purposes, transactions in foreign currencies are converted to U.S. dollars at average monthly rates. The 29.4% increase in our U.S. high-grade volume was principally due to an increase in estimated overall market volume coupled with growth in our estimated market share. Our estimated market share of total U.S. high-grade corporate bond volume increased to 21.6% for the year ended December 31, 2020 from 19.0% for the year ended December 31, 2019. Estimated U.S. high-grade TRACE volume increased by 14.2% to $6.3 trillion for the year ended December 31, 2020 from $5.6 trillion for the year ended December 31, 2019.

Other credit volumes increased by 29.5% for the year ended December 31, 2020 compared to the year ended December 31, 2019, primarily due to increases of 68.4% in U.S. high-yield bond volume, 21.3% in Eurobond volume and 14.8% in emerging markets bond volume on a combination of higher estimated U.S. high-yield market volume and higher U.S. high-yield, emerging markets and Eurobond estimated market share. Our estimated market share of U.S. high-yield TRACE volume increased to 14.6% for the year ended December 31, 2020 from 10.4% for the year ended December 31, 2019.

The significant increase in rates volume was attributable to the inclusion of U.S. Treasuries trading volumes following the November 1, 2019 acquisition of LiquidityEdge.

Our average variable transaction fee per million for the years ended December 31, 2020 and 2019 was as follows:

	Year Ended December 31,
	2020	2019
Average Variable Transaction fee per million
U.S. high-grade - fixed rate	$191.34	$171.06
U.S. high-grade - floating rate	48.21	63.15
Total U.S. high-grade	185.40	164.44
Other credit	203.45	193.45
Total credit	194.06	178.35

Rates	3.99	7.16

The increase in U.S. high-grade average variable transaction fee per million was mainly due to an increase in the duration of bonds traded on the platforms. The increase in Other credit average variable transaction fee per million was mainly due to a larger percentage of trading volume in high-yield bonds that command higher fees per million. The significant decrease in the average variable transaction fee per million for rates products was primarily attributable to the inclusion of U.S. Treasuries trading volumes that command lower fees per million.

Information Services. Information services revenue increased $3.6 million for the year ended December 31, 2020 mainly due to revenue from new data contracts.

Post-Trade Services. Post-trade services revenue increased $3.7 million for the year ended December 31, 2020 principally due to additional regulatory transaction reporting revenue of $1.3 million generated by Regulatory Reporting Hub since the November 30, 2020 acquisition date and the introduction of new SFTR reporting services of $0.9 million.

Other. Other revenue was $0.9 million and $1.0 million for the years ended December 31, 2020 and 2019, respectively.

Expenses

The following table summarizes our expenses for the years ended December 31, 2020 and 2019. Expenses for the year ended December 31, 2020 and 2019 include $14.5 million and $3.8 million, respectively, of expenses related to LiquidityEdge, including amortization of acquired intangibles expense of $2.8 million and $0.4 million, respectively.

	Year Ended December 31,
	2020		2019
	($ in thousands)
	$	% of Revenues	$	% of Revenues	$ Change	% Change
Expenses
Employee compensation and benefits	$156,885	22.8%	$131,079	25.6%	$25,806	19.7%
Depreciation and amortization	35,996	5.2	26,857	5.3	9,139	34.0
Technology and communications	34,092	4.9	26,792	5.2	7,300	27.2
Professional and consulting fees	32,304	4.7	25,534	5.0	6,770	26.5
Occupancy	13,425	1.9	11,639	2.3	1,786	15.3
Marketing and advertising	7,940	1.2	11,559	2.3	(3,619)	(31.3)
Clearing costs	21,058	3.1	11,314	2.2	9,744	86.1
General and administrative	12,697	1.8	15,696	3.1	(2,999)	(19.1)
Total expenses	$314,397	45.6%	$260,470	50.9%	$53,927	20.7%

Employee compensation and benefits increased by $25.8 million primarily due increases in salaries, taxes and benefits on higher employee headcount of $16.0 million and employee incentive compensation of $9.1 million, which is tied to operating performance. The total number of employees increased to 606 as of December 31, 2020 from 527 as of December 31, 2019.

Depreciation and amortization increased by $9.1 million primarily due to higher amortization of software development costs of $5.0 million and amortization of acquired intangibles of $3.1 million. For the years ended December 31, 2020 and 2019, $15.0 million and $12.3 million, respectively, of equipment purchases and leasehold improvements and $30.6 million and $22.4 million, respectively, of software development costs were capitalized.

Technology and communications expenses increased by $7.3 million primarily due to higher IT license and support costs of $3.2 million, U.S. Treasury platform licensing costs of $2.6 million and cloud hosting costs of $1.8 million.

Professional and consulting fees increased by $6.8 million primarily due to higher consulting fees related to our self-clearing and settlements initiatives of $2.5 million, audit and tax fees of $1.2 million, recruiting fees of $1.1 million and acquisition-related expenses of $1.1 million.

Occupancy costs increased by $1.8 million primarily due to rent expense associated with additional leased office space in London.

Marketing and advertising expense decreased $3.6 million due to reduced sales-related travel and entertainment activities as a result of the Pandemic.

Clearing costs increased by $9.7 million primarily due to a $6.0 million increase in clearing costs associated with Open Trading matched principal credit transactions and a $3.7 million increase in clearing costs associated with U.S. Treasuries matched principal transactions. Clearing costs as a percentage of Open Trading matched principal credit trading revenue decreased to 9.8% for the year ended December 31, 2020 from 11.0% for the year ended December 31, 2019 principally due to higher Open Trading variable transaction fee per million and transaction cost savings resulting from our conversion to self-clearing U.S. bonds, offset by certain non-recurring self-clearing conversion costs.

General and administrative expenses decreased by $3.0 million primarily due to lower general travel and entertainment expense as a result of the Pandemic.

Other Income (Expense)

Our other income (expense) for the years ended December 31, 2020 and 2019, and the resulting dollar and percentage changes, were as follows:

	Year Ended December 31,
	2020		2019
	($ in thousands)

	$	% of Revenues	$	% of Revenues	$ Change	% Change
Investment income	$2,446	0.4%	$8,063	1.6%	$(5,617)	(69.7)%
Interest expense	(1,142)	(0.2)	—	—	(1,142)	—
Other, net	(1,673)	(0.2)	(1,521)	(0.3)	(152)	10.0
Total other income (expense)	$(369)	(0.1)%	$6,542	1.3%	$(6,911)	(105.6)%

Investment income decreased by $5.6 million primarily due to lower investment balances, due in part to the cash paid for the acquisition of LiquidityEdge in November 2019 of $104.4 million and new self-clearing related deposit, reserve and liquidity requirements, and a decrease in interest rates.

Interest expense increased by $1.1 million due to short-term borrowing activity in 2020 to support self-clearing activity.

Other, net decreased by $0.2 million primarily due to an increase in credit facility administration costs of $0.8 million, offset by net realized gains on investments of $0.5 million in 2020.

Provision for Income Taxes.

The provision for income taxes and effective tax rate for the years ended December 31, 2020 and 2019 were as follows:

	Year Ended December 31,
	2020	2019	$ Change	% Change
	($ in thousands)
Provision for income taxes	$74,982	$52,522	$22,460	42.8%

Effective tax rate	20.0%	20.4%

The provision for income taxes reflected $24.1 million and $10.6 million of excess tax benefits related to share-based compensation awards that vested or were exercised during the years ended December 31, 2020 and 2019, respectively. During the years ended December 31, 2020 and 2019, we recorded an additional provision for unrecognized tax benefits of $9.5 million and $2.1 million, respectively. Our consolidated effective tax rate can vary from period to period depending on the geographic mix of our earnings, changes in tax legislation and tax rates and the amount and timing of excess tax benefits related to share-based payments, among other factors.

Quarterly Results of Operations

Our quarterly results have varied significantly as a result of:

●	changes in trading volume due to market conditions, changes in the number of trading days in certain quarters, and seasonality effects caused by slow-downs in trading activity during certain periods;
●	changes in the number of broker-dealers and institutional investors using our trading platform, as well as variation in usage by existing clients;
●	acquisitions or the Company’s expansion into new products; or
●	variance in our expenses, particularly employee compensation and benefits.

The following table sets forth certain unaudited consolidated quarterly income statement data for the eight quarters ended December 31, 2020. In our opinion, this unaudited information has been prepared on a basis consistent with our annual financial statements and includes all adjustments (consisting only of normal recurring adjustments) necessary for a fair statement of the unaudited quarterly data. This information should be read in conjunction with our Consolidated Financial Statements and related Notes included in this Annual Report on Form 10-K. The results of operations for any quarter are not necessarily indicative of results that we may achieve for any subsequent periods.

	Three Months Ended
	Dec 31, 2020	Sep 30, 2020	Jun 30, 2020	Mar 31, 2020	Dec 31, 2019	Sep 30, 2019	Jun 30, 2019	Mar 31, 2019
	(In thousands, except per share amounts) (unaudited)
Revenues
Commissions	$155,813	$150,586	$172,092	$155,954	$117,103	$119,869	$114,124	$112,760
Information services	8,771	8,501	8,427	8,642	8,515	7,693	7,156	7,366
Post-trade services	6,564	4,689	4,054	4,153	3,923	3,784	3,956	4,100
Other	198	230	222	229	233	251	254	265
Total revenues	171,346	164,006	184,795	168,978	129,774	131,597	125,490	124,491

Expenses
Employee compensation and benefits	36,472	37,583	41,636	41,194	33,117	32,681	32,623	32,658
Depreciation and amortization	10,592	9,032	8,305	8,067	7,730	6,700	6,345	6,082
Technology and communications	8,922	8,417	8,592	8,161	7,155	7,381	6,474	5,782
Professional and consulting fees	10,295	8,269	8,065	5,675	6,389	7,018	6,296	5,831
Occupancy	3,220	3,445	3,286	3,474	3,090	2,802	2,798	2,949
Marketing and advertising	2,307	1,148	1,810	2,675	3,087	2,506	3,667	2,299
Clearing costs	4,997	4,838	5,713	5,510	3,345	2,782	2,610	2,577
General and administrative	2,844	3,467	3,253	3,133	5,010	3,762	3,800	3,124
Total expenses	79,649	76,199	80,660	77,889	68,923	65,632	64,613	61,302
Operating income	91,697	87,807	104,135	91,089	60,851	65,965	60,877	63,189
Other income (expense)
Investment income	119	344	714	1,269	1,767	2,211	2,096	1,989
Interest expense	(96)	(1,046)	—	—	—	—	—	—
Other, net	(1,431)	860	(446)	(656)	(661)	(838)	(64)	42
Total other income (expense)	(1,408)	158	268	613	1,106	1,373	2,032	2,031
Income before income taxes	90,289	87,965	104,403	91,702	61,957	67,338	62,909	65,220
Provision for income taxes	17,358	20,189	20,549	16,886	11,684	13,336	14,804	12,698
Net income	$72,931	$67,776	$83,854	$74,816	$50,273	$54,002	$48,105	$52,522

Net income per common share
Basic	$1.95	$1.81	$2.25	$2.01	$1.35	$1.46	$1.30	$1.42
Diluted	$1.91	$1.78	$2.20	$1.96	$1.32	$1.42	$1.27	$1.39

The following tables set forth trading volume and average variable transaction fee per million for the eight quarters ended December 31, 2020.

	Three Months Ended
	Dec 31, 2020	Sep 30, 2020	Jun 30, 2020	Mar 31, 2020	Dec 31, 2019	Sep 30, 2019	Jun 30, 2019	Mar 31, 2019
Trading Volume Data	(In millions)
U.S. high-grade - fixed rate	$305,537	$295,781	$398,006	$312,188	$238,959	$245,027	$249,025	$259,833
U.S. high-grade - floating rate	12,956	9,450	16,574	17,806	14,150	16,918	16,335	17,577
Total U.S. high-grade	318,493	305,231	414,580	329,994	253,109	261,945	265,360	277,410
Other credit	321,135	283,920	327,266	329,753	236,403	255,097	248,503	234,491
Total credit	639,628	589,151	741,846	659,747	489,512	517,042	513,863	511,901

Rates (1)	826,276	760,676	955,594	1,444,878	620,437	11,661	13,174	14,276

(1) Rates includes U.S. Treasury volume traded through LiquidityEdge LLC, which we acquired on November 1, 2019.

	Three Months Ended
	Dec 31, 2020	Sep 30, 2020	Jun 30, 2020	Mar 31, 2020	Dec 31, 2019	Sep 30, 2019	Jun 30, 2019	Mar 31, 2019
Average Variable Transaction Fee Per Million
U.S. high-grade - fixed rate	$193.51	$204.24	$186.67	$182.95	$177.27	$181.45	$168.05	$158.45
U.S. high-grade - floating rate	40.14	47.75	55.06	47.96	53.64	56.08	65.22	75.70
Total U.S. high-grade	187.27	199.39	181.41	175.67	170.36	173.35	161.72	153.21
Other credit	202.55	208.27	204.66	198.97	191.36	196.04	190.07	196.32
Total credit	194.94	203.67	191.66	187.31	180.50	184.55	175.43	172.95

Rates (1)	3.95	4.19	4.02	3.87	4.81	48.62	46.69	38.99

Number of U.S. trading days	62	64	63	62	62	64	63	61
Number of U.K. trading days	64	65	61	64	64	65	61	63

(1) The decrease in the average variable transaction fee per million for rates during the three months ended December 31, 2019 was attributable to the inclusion of U.S. Treasury trading volumes traded through LiquidityEdge which command lower fees per million.

 Liquidity and Capital Resources

During the past two years, we have met our funding requirements through cash on hand, internally generated funds and short-term borrowings. Cash and cash equivalents and investments totaled $489.0 million at December 31, 2020. Our investments are generally invested in investment-grade securities. We limit the amounts that can be invested in any single issuer and invest in short- to intermediate-term instruments whose fair values are less sensitive to interest rate changes. We believe our investments as of December 31, 2020 that were in an unrealized loss position were not other-than-temporarily impaired. In addition, we believe there has not been any event after such date, including the recent developments related to the Pandemic, that would indicate any other-than-temporary impairment.

On August 19, 2020, we amended our Amended and Restated Credit Agreement (the “Prior Credit Agreement”) with JPMorgan Chase Bank, N.A. (“JPMorgan”) to, among other things, (i) permit investments of up to $500.0 million in MarketAxess Corporation and (ii) increase the aggregate commitments of the lender under the Prior Credit Agreement from $100.0 million to $450.0 million, which we intend to use from time to time to make advances to our broker-dealer subsidiaries to assist with certain capital or liquidity requirements related to our self-clearing and trade settlement activities and for other general corporate purposes. The Prior Credit Agreement matured on November 13, 2020, when we entered into a new credit agreement (the “Credit Agreement”) with a syndicate of lenders and JPMorgan, as administrative agent, that provides aggregate commitments totaling $500.0 million, consisting of a revolving credit facility and a $5.0 million letter of credit sub-limit for standby letters of credit. The Credit Agreement will mature on November 12, 2021, with our option to request up to two additional 364-day extensions at the discretion of each lender and subject to customary conditions. As of December 31, 2020, we had $1.0 million in letters of credit outstanding and $499.0 million in available borrowing capacity under the Credit Agreement. See Note 13 to the Consolidated Financial Statements for a discussion of the Credit Agreement and the Prior Credit Agreement.

In connection with its self-clearing operations, MarketAxess Corporation, our broker-dealer subsidiary, entered into an agreement (the “Collateralized Agreement”) with its settlement bank to provide loans up to an aggregate of $200.0 million on an uncommitted basis. Borrowings under the Collateralized Agreement are collateralized by securities pledged by MarketAxess Corporation to the settlement bank, subject to applicable haircuts and concentration limits. As of December 31, 2020, MarketAxess Corporation had no borrowings outstanding and $200.0 million in available borrowing capacity under the Collateralized Agreement. See Note 13 to the Consolidated Financial Statements for a discussion of the Collateralized Agreement.

As a result of our self-clearing activities, we are required to finance certain transactions, maintain deposits with various clearing organizations and clearing broker-dealers and maintain a special reserve bank account for the benefit of customers pursuant to SEC Rule 15c3-3. As of December 31, 2020, the aggregate amount of the positions financed, deposits and customer reserve balances associated with our self-clearing activities was $138.2 million. These requirements can fluctuate based on trading activity, market volatility or other factors which may impact our liquidity or require us to use our capital resources.

During the past two years, our cash flows were as follows:

	Year Ended December 31,
			$	%
	2020	2019	Change	Change
	($ in thousands)
Net cash provided by operating activities	$404,489	$265,935	$138,554	52.1%
Net cash provided by (used in) investing activities	68,867	(122,051)	190,918	(156.4)
Net cash (used in) financing activities	(145,112)	(118,100)	(27,012)	22.9
Effect of exchange rate changes on cash and cash equivalents	5,553	1,011	4,542	449.3
Net increase for the period	$333,797	$26,795	$307,002	1,145.7%

Cash Flows for the Year Ended December 31, 2020 Compared to Year Ended December 31, 2019

The $138.6 million increase in net cash provided by operating activities was primarily due to increases in net income of $94.5 million, net sales and maturities of trading investments of $63.9 million, income and other tax liabilities of $16.0 million, depreciation and amortization of $9.1 million and accounts payable, accrued expenses and other liabilities of $6.8 million. These increases in cash provided were offset by an increase of $49.5 million in net receivables from broker-dealers, clearing organizations and customers associated with our self-clearing conversion.

The $190.9 million net increase in net cash provided by investing activities was primarily attributable to an increase in net proceeds from sales and maturities of securities available-for-sale of $127.7 million and lower cash used for acquisitions of $74.1 million, offset by an increase in capital expenditures of $10.9 million.

The $27.0 million increase in net cash (used in) financing activities was principally due to increases in withholding tax payments on restricted stock vesting and stock option exercises of $16.6 million and cash dividends paid on common stock of $14.3 million, offset by an increase in exercises of stock options of $2.8 million and a decrease in repurchases of our common stock of $1.1 million.

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

Certain of our U.S. subsidiaries are registered as a broker-dealer or a SEF and therefore are subject to the applicable rules and regulations of the SEC, FINRA and the CFTC. These rules contain minimum net capital requirements, as defined in the applicable regulations, and also may require that a significant part of the registrants’ assets be kept in relatively liquid form. Certain of our foreign subsidiaries are regulated by the FCA in the U.K. or other foreign regulators and must maintain financial resources, as defined in the applicable regulations, in excess of the applicable financial resources requirement. As of December 31, 2020, each of our subsidiaries that are subject to these regulations had net capital or financial resources in excess of their minimum requirements. As of December 31, 2020, our subsidiaries maintained aggregate net capital and financial resources that were $435.4 million in excess of the required levels of $21.6 million.

Each of our U.S. and foreign regulated subsidiaries are subject to local regulations which generally prohibit repayment of borrowings from our affiliates, paying cash dividends, making loans to our affiliates or otherwise entering into transactions that result in a significant reduction in regulatory net capital or financial resources without prior notification to or approval from such regulated entity’s principal regulator. As of December 31, 2020, the amount of unrestricted cash held by our non-U.S. subsidiaries was $144.4 million.

We execute bond transactions between our institutional investor and broker-dealer clients on a matched principal basis by serving as counterparty to both the buyer and the seller in trades. In August 2020, one of our U.S. broker-dealer subsidiaries converted to a self-clearing model for the settlement of such transactions. Our other U.S. and U.K subsidiaries continue to settle their transactions through third-party clearing brokers. Settlement typically occurs within one to two trading days after the trade date. Cash settlement of the transaction occurs upon receipt or delivery of the underlying instrument that was traded. Under both the self-clearing and the third-party clearing broker models, we are exposed to credit risk in the event a counterparty does not fulfill its obligation to complete a transaction or if there is a miscommunication or other error in executing a matched principal transaction. Pursuant to the terms of the securities clearing agreements, each third-party clearing broker has the right to charge us for any losses they suffer resulting from a counterparty’s failure on any of our trades. We did not record any liabilities or losses with regard to counterparty failures for the years ended December 31, 2020 and 2019.

In the normal course of business, we enter into contracts that contain a variety of representations, warranties and general indemnifications. Our maximum exposure from any claims under these arrangements is unknown, as this would involve claims that have not yet occurred. However, based on past experience, we expect the risk of material loss to be remote.

On November 30, 2020 we acquired Regulatory Services GmbH, the pan-European regulatory reporting business of Deutsche Börse Group. The purchase price was approximately $22.5 million in cash paid at closing and up to $24.6 million in contingent consideration payable within 18 months of the closing. In September 2020, we entered into an agreement to acquire MuniBrokers LLC, a central electronic venue serving municipal bond inter-dealer brokers and dealers. The acquisition is expected to close in the first half of 2021, subject to the satisfaction of customary closing conditions. The purchase price is approximately $45.0 million in cash, plus transaction costs, with $20.0 million paid at closing and up to $25.0 million in contingent consideration payable within three years of the closing.

See Item 5 of this Annual Report on Form 10-K for a discussion of our repurchases of our common stock and our dividend policy.

Non-GAAP Financial Measures

In addition to reporting financial results in accordance with GAAP, we use certain non-GAAP financial measures called earnings before interest, taxes, depreciation and amortization (“EBITDA”) and free cash flow (“FCF”). As a result of our conversion to self-clearing, we redefined FCF as cash flow from operating activities excluding the net change in trading investments and net change in securities failed-to-deliver and securities failed-to-receive from broker-dealers, clearing organizations and customers, less expenditures for furniture, equipment and leasehold improvements and capitalized software development costs. We believe these non-GAAP financial measures, when taken into consideration with the corresponding GAAP financial measures, are important in understanding our operating results. EBITDA and FCF are not measures of financial performance or liquidity under GAAP and therefore should not be considered an alternative to net income or cash flow from operating activities as an indicator of operating performance or liquidity. We believe that EBITDA and FCF provide useful additional information concerning profitability of our operations and business trends and the cash flow available to pay dividends, repurchase stock and meet working capital requirements.

The table set forth below presents a reconciliation of our net income to EBITDA, as defined, for the years ended December 31, 2020 and 2019:

	Year Ended December 31,
	2020	2019
	(In thousands)
Net income	$299,377	$204,902
Add back:
Interest expense	1,142	—
Provision for income taxes	74,982	52,522
Depreciation and amortization	35,996	26,857
Earnings before interest, taxes, depreciation and amortization	$411,497	$284,281

The table set forth below presents a reconciliation of our net cash provided by operating activities to FCF, as defined, for the years ended December 31, 2020 and 2019:

	Year Ended December 31,
	2020	2019
	(In thousands)
Net cash provided by operating activities	$404,489	$265,935
Exclude: Net change in trading investments	(67,952)	(4,045)
Exclude: Net change in fail-to-deliver/receive from broker-dealers, clearing organizations and customers	49,278	—
Less: Purchases of furniture, equipment and leasehold improvements	(15,010)	(12,292)
Less: Capitalization of software development costs	(30,618)	(22,408)
Free cash flow	$340,187	$227,190

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

Contractual Obligations and Commitments

As of December 31, 2020, we had the following contractual obligations and commitments:

	Payments due by period
	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
	(In thousands)
Operating leases	$133,794	$12,131	$20,786	$21,874	$79,003
Foreign currency forward contract	157,862	157,862	—	—	—
Total	$291,656	$169,993	$20,786	$21,874	$79,003

We enter into foreign currency forward contracts to hedge the net investment in our U.K. subsidiaries. As of December 31, 2020, the notional value of the foreign currency forward contract outstanding was $157.1 million and the fair value of the liability was $0.8 million.

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

As of December 31, 2020, we had $19.2 million of investments in corporate bonds that were classified as trading securities. Adverse movements, such as a 10% decrease in the value of these securities or a downturn or disruption in the markets for these securities, could result in a substantial loss. In addition, principal gains and losses resulting from these securities could on occasion have a disproportionate effect, positive or negative, on our financial condition and results of operations for any particular reporting period.

See also Item 1A. Risk Factors, “Risks Related to Global Economic and Market Conditions – Global economic, political and market factors beyond our control could reduce demand for our services, and our profitability and business could suffer.”

Interest Rate Risk

Interest rate risk represents our exposure to interest rate changes with respect to our cash, cash equivalents and investments. As of December 31, 2020, our cash and cash equivalents and investments amounted to $489.0 million. A hypothetical 100 basis point decrease in interest rates would decrease our annual investment income by approximately $4.8 million, assuming no change in the amount or composition of our cash and cash equivalents.

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

During the year ended December 31, 2020, approximately 10.8% of our revenue and 26.2% of our expenses were denominated in currencies other than the U.S. dollar, most notably the British Pound Sterling. Based on actual results over the past year, a hypothetical 10% increase or decrease in the U.S. dollar against all other currencies would have increased or decreased revenue by approximately $7.5 million and operating expenses by approximately $7.6 million.

Derivative Risk

Our limited derivative risk stems from our activities in the foreign currency forward contract market. We use this market to mitigate our U.S. dollar versus British Pound Sterling exposure that arises from the activities of our U.K. subsidiaries. As of December 31, 2020, the fair value of the notional amount of our foreign currency forward contract was $157.9 million. We do not speculate in any derivative instruments.

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

Cash and cash equivalents includes cash and money market instruments that are primarily maintained at three major global banks. Given this concentration, we are exposed to certain credit risk in relation to our deposits at these banks.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2020. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework (2013).

Based on our assessment and those criteria, management concluded that the Company maintained effective internal control over financial reporting as of December 31, 2020.

The effectiveness of our internal control over financial reporting as of December 31, 2020 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of MarketAxess Holdings Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated statements of financial condition of MarketAxess Holdings Inc. and its subsidiaries (the “Company”) as of December 31, 2020 and 2019, and the related consolidated statements of operations, of comprehensive income, of changes in stockholders’ equity and of cash flows for each of the three years in the period ended December 31, 2020, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that (i) relates to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Revenue Recognition - Open Trading Commissions

As described in Note 2 to the consolidated financial statements, the Company executes trades between and among institutional investor and broker-dealer clients on a matched principal basis by serving as counterparty to both the buyer and the seller (“Open Trading”). Open Trading variable transaction fees, which represent commissions for matched principal trades, were $170.5 million for the year ended December 31, 2020. Variable transaction fees are generally calculated as a percentage of the notional dollar volume of bonds traded on the platform and vary based on the type, size, yield, maturity of the bond traded, and individual client incentives. For Open Trading trades, the Company earns its commission through the difference in price between the two trades. As disclosed by management, commissions are determined based on the fee schedule associated with the instrument being traded.

The principal considerations for our determination that performing procedures relating to revenue recognition for Open Trading commissions is a critical audit matter are the significant audit effort in performing procedures and evaluating evidence related to this revenue type, which is calculated based on the instrument being traded, volume of the instrument being traded, and individual client incentives.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the completeness and accuracy of Open Trading commission. These procedures also included, among others, testing a sample of Open Trading transactions by (i) agreeing the details of the trade to underlying documentation, (ii) agreeing fees charged to the fee schedule based on the trade details, and as applicable, any individual client incentives, and (iii) recalculating the Open Trading commission variable transaction fee.

/s/ PricewaterhouseCoopers LLP

New York, New York

February 19, 2021

We have served as the Company’s auditor since 2000.

MARKETAXESS HOLDINGS INC.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	As of
	December 31, 2020	December 31, 2019
	(In thousands, except share and per share amounts)
ASSETS
Cash and cash equivalents	$460,858	$270,124
Cash segregated under federal regulations	50,059	—
Investments, at fair value	28,111	230,477
Accounts receivable, net of allowance of $163 and $57 as of December 31, 2020 and 2019, respectively	79,577	62,017
Receivables from broker-dealers, clearing organizations and customers	279,915	—
Goodwill	147,388	146,861
Intangible assets, net of accumulated amortization	95,354	60,986
Furniture, equipment, leasehold improvements and capitalized software, net of accumulated depreciation and amortization	85,204	71,795
Operating lease right-of-use assets	75,924	81,399
Prepaid expenses and other assets	29,039	31,271
Total assets	$1,331,429	$954,930

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Accrued employee compensation	$62,326	$47,365
Payables to broker-dealers, clearing organizations and customers	133,326	—
Income and other tax liabilities	42,750	16,690
Accounts payable, accrued expenses and other liabilities	44,354	22,793
Operating lease liabilities	93,612	97,991
Total liabilities	376,368	184,839

Commitments and Contingencies (Note 15)

Stockholders' equity
Preferred stock, $0.001 par value, 4,855,000 shares authorized, no shares issued and outstanding as of December 31, 2020 and 2019	—	—
Series A Preferred Stock, $0.001 par value, 110,000 shares authorized, no shares issued and outstanding as of December 31, 2020 and 2019	—	—
Common stock voting, $0.003 par value, 110,000,000 shares authorized, 40,851,100 shares and 40,746,593 shares issued and 38,005,330 shares and 37,935,984 shares outstanding as of December 31, 2020 and 2019, respectively	123	122
Common stock non-voting, $0.003 par value, 10,000,000 shares authorized, no shares issued and outstanding as of December 31, 2020 and 2019	—	—
Additional paid-in capital	329,742	342,541
Treasury stock - Common stock voting, at cost, 2,845,770 and 2,810,609 shares as of December 31, 2020 and 2019, respectively	(169,523)	(153,388)
Retained earnings	799,369	591,086
Accumulated other comprehensive loss	(4,650)	(10,270)
Total stockholders' equity	955,061	770,091
Total liabilities and stockholders' equity	$1,331,429	$954,930

The accompanying notes are an integral part of these consolidated financial statements.

MARKETAXESS HOLDINGS INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2020	2019	2018
	(In thousands, except per share amounts)
Revenues
Commissions	$634,445	$463,856	$390,834
Information services	34,341	30,730	28,227
Post-trade services	19,460	15,763	15,346
Other	879	1,003	1,158
Total revenues	689,125	511,352	435,565

Expenses
Employee compensation and benefits	156,885	131,079	109,117
Depreciation and amortization	35,996	26,857	23,080
Technology and communications	34,092	26,792	23,866
Professional and consulting fees	32,304	25,534	21,521
Occupancy	13,425	11,639	14,176
Marketing and advertising	7,940	11,559	12,114
Clearing costs	21,058	11,314	7,754
General and administrative	12,697	15,696	11,353
Total expenses	314,397	260,470	222,981
Operating income	374,728	250,882	212,584
Other income (expense)
Investment income	2,446	8,063	6,112
Interest expense	(1,142)	—	—
Other, net	(1,673)	(1,521)	(610)
Total other income (expense)	(369)	6,542	5,502
Income before income taxes	374,359	257,424	218,086
Provision for income taxes	74,982	52,522	45,234
Net income	$299,377	$204,902	$172,852

Net income per common share
Basic	$8.01	$5.53	$4.68
Diluted	$7.85	$5.40	$4.57

Cash dividends declared per common share	$2.40	$2.04	$1.68

Weighted average shares outstanding
Basic	37,359	37,083	36,958
Diluted	38,144	37,956	37,855

The accompanying notes are an integral part of these consolidated financial statements.

MARKETAXESS HOLDINGS INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
	2020	2019	2018
	(In thousands)
Net income	$299,377	$204,902	$172,852
Net cumulative translation adjustment and foreign currency exchange hedge, net of tax of $(1,468), $(1,218) and $1,290, respectively	6,164	1,128	(2,078)
Net unrealized gain (loss) on securities available-for-sale, net of tax of $(172), $312, and $(23), respectively	(544)	996	(90)
Comprehensive income	$304,997	$207,026	$170,684

The accompanying notes are an integral part of these consolidated financial statements.

MARKETAXESS HOLDINGS INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

	Common Stock Voting	Additional Paid-In Capital	Treasury Stock - Common Stock Voting	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
	(In thousands)

Balance at December 31, 2017	$121	$331,081	$(159,791)	$353,583	$(10,226)	$514,768
Net income	—	—	—	172,852	—	172,852
Cumulative translation adjustment and foreign currency exchange hedge, net of tax	—	—	—	—	(2,078)	(2,078)
Unrealized net (loss) on securities available-for-sale, net of tax	—	—	—	—	(90)	(90)
Stock-based compensation	—	15,850	—	—	—	15,850
Exercise of stock options	1	2,972	—	—	—	2,973
Withholding tax payments on restricted stock vesting and stock option exercises	—	(8,043)	—	—	—	(8,043)
Repurchases of common stock	—	—	(25,171)	—	—	(25,171)
Cash dividend on common stock ($1.68 per share)	—	—	—	(63,183)	—	(63,183)
Balance at December 31, 2018	122	341,860	(184,962)	463,252	(12,394)	607,878
Net income	—	—	—	204,902	—	204,902
Cumulative translation adjustment and foreign currency exchange hedge, net of tax	—	—	—	—	1,128	1,128
Unrealized net gain on securities available-for-sale, net of tax	—	—	—	—	996	996
Stock-based compensation	—	25,294	—	—	—	25,294
Exercise of stock options	—	1,207	—	—	—	1,207
Withholding tax payments on restricted stock vesting and stock option exercises	—	(25,820)	—	—	—	(25,820)
Treasury shares used for acquisition	—	—	48,830	—	—	48,830
Repurchases of common stock	—	—	(17,256)	—	—	(17,256)
Cash dividend on common stock ($2.04 per share)	—	—	—	(77,068)	—	(77,068)
Balance at December 31, 2019	122	342,541	(153,388)	591,086	(10,270)	770,091
Net income	—	—	—	299,377	—	299,377
Cumulative translation adjustment and foreign currency exchange hedge, net of tax	—	—	—	—	6,164	6,164
Unrealized net (loss) on securities available-for-sale, net of tax	—	—	—	—	(544)	(544)
Stock-based compensation	—	25,613	—	—	—	25,613
Exercise of stock options	1	4,006	—	—	—	4,007
Withholding tax payments on restricted stock vesting and stock option exercises	—	(42,418)	—	—	—	(42,418)
Repurchases of common stock	—	—	(16,135)	—	—	(16,135)
Cash dividend on common stock ($2.40 per share)	—	—	—	(91,094)	—	(91,094)
Balance at December 31, 2020	$123	$329,742	$(169,523)	$799,369	$(4,650)	$955,061

The accompanying notes are an integral part of these consolidated financial statements.

MARKETAXESS HOLDINGS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2020	2019	2018
	(In thousands)
Cash flows from operating activities
Net income	$299,377	$204,902	$172,852
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	35,996	26,857	23,080
Amortization of operating lease right-of-use assets	6,842	5,795	—
Stock-based compensation expense	25,613	25,294	15,850
Deferred taxes	10,099	2,674	(1,173)
Other	(550)	(778)	2,253
Changes in operating assets and liabilities:
(Increase) in accounts receivable	(18,015)	(2,962)	(5,117)
(Increase) in receivables from broker-dealers, clearing organizations and customers	(182,871)	—	—
(Increase) in prepaid expenses and other assets	(1,977)	(4,624)	(3,791)
Decrease in trading investments	67,952	4,045	856
(Increase) in mutual funds held in rabbi trust	(2,671)	(2,118)	(933)
Increase in accrued employee compensation	14,961	8,312	2,551
Increase in payables to broker-dealers, clearing organizations and customers	133,326	—	—
Increase in income and other tax liabilities	16,189	187	2,965
Increase (decrease) in accounts payable, accrued expenses and other liabilities	6,006	(820)	14,524
(Decrease) in operating lease liabilities	(5,788)	(829)	—
Net cash provided by operating activities	404,489	265,935	223,917
Cash flows from investing activities
Acquisitions, net of cash and cash equivalents acquired	(23,297)	(97,430)	—
Available-for-sale investments
Proceeds from maturities and sales	170,657	170,936	333,791
Purchases	(32,865)	(160,827)	(336,533)
Purchases of furniture, equipment and leasehold improvements	(15,010)	(12,292)	(35,888)
Capitalization of software development costs	(30,618)	(22,408)	(11,705)
Other	—	(30)	39
Net cash provided by (used in) investing activities	68,867	(122,051)	(50,296)
Cash flows from financing activities
Cash dividend on common stock	(90,566)	(76,231)	(62,432)
Exercise of stock options	4,007	1,207	2,973
Withholding tax payments on restricted stock vesting and stock option exercises	(42,418)	(25,820)	(8,043)
Repurchases of common stock	(16,135)	(17,256)	(25,171)
Proceeds from short-term borrowings	578,356	—	—
Repayments of short-term borrowings	(578,356)	—	—
Net cash (used in) financing activities	(145,112)	(118,100)	(92,673)
Effect of exchange rate changes on cash and cash equivalents	5,553	1,011	(1,640)
Cash and cash equivalents including restricted cash
Net increase for the period	333,797	26,795	79,308
Beginning of period	274,253	247,458	168,150
End of period	$608,050	$274,253	$247,458
Supplemental cash flow information:
Cash paid for income taxes	$45,046	$51,766	$47,208
Cash paid for interest	1,142	—	—
Right-of-use assets obtained in exchange for operating lease liabilities	727	7,464	—
Non-cash investing and financing activity:
Exercise of stock options - cashless	$10,866	$1,811	$—
Intangible assets acquired in exchange for contingent consideration payable	14,665	—	—
Liabilities assumed in connection with acquisition:
Fair value of assets acquired	—	148,425	—
Cash paid for acquisition of business, net of cash and cash equivalents acquired	—	(97,430)	—
Treasury stock used for acquisition of business	—	(48,830)	—
Liabilities assumed	$—	$2,165	$—

The accompanying notes are an integral part of these consolidated financial statements.

marketaxess holdings inc.

notes to consolidated financial statements

1. Organization and Principal Business Activity

MarketAxess Holdings Inc. (the “Company” or “MarketAxess”) was incorporated in the State of Delaware on April 11, 2000. Through its subsidiaries, MarketAxess operates leading electronic trading platforms delivering expanded liquidity opportunities, improved execution quality and significant cost savings across global fixed-income markets. Over 1,800 institutional investor and broker-dealer firms are active users of MarketAxess’ patented trading technology, accessing global liquidity on its platforms in U.S. investment-grade bonds, U.S. high-yield bonds, U.S. Treasuries, emerging market debt, Eurobonds and other fixed income securities. Through its Open TradingTM protocols, MarketAxess executes bond trades between and among institutional investor and broker-dealer clients in the leading all-to-all anonymous trading environment for corporate bonds. MarketAxess also offers a number of trading-related products and services, including: Composite+TM pricing and other market data products to assist clients with trading decisions; auto-execution and other execution services for clients requiring specialized workflow solutions; connectivity solutions that facilitate straight-through processing; and technology services to optimize trading environments. The Company also provides a range of pre- and post-trade services, including trade matching, trade publication, regulatory transaction reporting and market and reference data across a range of fixed-income and other products.

2. Significant Accounting Policies

Basis of Presentation

The consolidated financial statements include the accounts of the Company and its subsidiaries. All intercompany transactions and balances have been eliminated. Certain reclassifications have been made to the prior periods’ consolidated financial statements in order to conform to the current period presentation. Such reclassifications are immaterial, individually and in the aggregate, to both current and all previously issued financial statements taken as a whole and have no effect on previously reported net income.

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

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments - Credit Losses (Topic 326) -Measurement of Credit Losses on Financial Instruments”. This ASU amends several aspects of the measurement of credit losses on financial instruments, including replacing the existing incurred credit loss model and other models with the Current Expected Credit Losses model (“CECL”). Under CECL, the allowance for losses for financial assets that are measured at amortized cost reflects management’s estimate of credit losses over the remaining expected life of the financial assets. Expected credit losses for newly recognized financial assets, as well as changes to expected credit losses during the period, would be recognized in earnings. Expected credit losses will be measured based on historical experience, current conditions and forecasts that affect the collectability of the reported amount. The Company adopted this ASU on January 1, 2020 using the modified retrospective method of adoption. Adoption of this ASU did not have a material impact on the Company's Consolidated Financial Statements.

Accounting Pronouncements, Not Yet Adopted

MARKETAXESS HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

In March 2020, the FASB issued ASU 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting”, which is designed to ease the potential burden in accounting for the transition away from LIBOR. The ASU applies to contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued and replaced with alternative reference rates as a result of reference rate reform. The ASU provides optional expedients and exceptions for applying U.S. GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The ASU was effective for all entities as of March 12, 2020 and can be adopted from this date through December 31, 2022. The Company does not expect adoption of this ASU to have a material impact on its Consolidated Financial Statements.

Cash and Cash Equivalents

The Company defines cash equivalents as short-term interest-bearing investments with maturities at the time of purchase of three months or less.

Investments

The Company determines the appropriate classification of securities at the time of purchase which are recorded in the Consolidated Statements of Financial Condition on the trade date. Securities are classified as available-for-sale or trading. The Company’s available-for-sale investments are comprised of investment-grade corporate debt securities. Available-for-sale investments are carried at fair value with the unrealized gains or losses reported in accumulated other comprehensive loss in the Consolidated Statements of Financial Condition. Trading investments include investment-grade corporate debt securities and U.S. Treasuries and are carried at fair value, with realized and unrealized gains or losses included in other, net in the Consolidated Statements of Operations.

The Company assesses whether an other-than-temporary impairment loss on the available-for-sale investments has occurred due to declines in fair value or other market conditions. The portion of an other-than-temporary impairment related to credit loss is recorded as a charge in the Consolidated Statements of Operations. The remainder is recognized in accumulated other comprehensive loss if the Company does not intend to sell the security and it is more likely than not that the Company will not be required to sell the security prior to recovery. No charges for other-than-temporary losses were recorded during the years ended December 31, 2020, 2019 and 2018.

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

Allowance for Credit Losses

All accounts receivable have contractual maturities of less than one year and are derived from trading-related fees and commissions and revenues from products and services. The Company continually monitors collections and payments from its customers and maintains an allowance for doubtful accounts. The allowance for credit losses is based on an estimate of the amount of potential credit losses in existing accounts receivable, as determined from a review of aging schedules, past due balances, historical collection experience and other specific collection issues that have been identified. Account balances are grouped for evaluation based on various risk characteristics, including billing type, legal entity, and geographic region. Additions to the allowance for credit losses are charged to bad debt expense, which is included in general and administrative expense in the Company’s Consolidated Statements of Operations. Balances that are determined to be uncollectable are written off against the allowance for credit losses.

MARKETAXESS HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The allowance for credit losses was $0.2 million, $0.1 million and $0.1 million as of December 31, 2020, 2019 and 2018, respectively. The provision for bad debts was $0.5 million, $0.3 million and $0.2 million for the years ended December 31, 2020, 2019 and 2018, respectively. Write-offs and other charges against the allowance for credit losses were $0.1 million, $0.1 million and $0.2 million for the years ended December 31, 2020, 2019 and 2018, respectively.

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

Commission Revenue. The Company charges its broker-dealer clients variable transaction fees for trades executed on its platform and, under certain plans, distribution fees or monthly minimum fees to use the platform for a particular product area. Variable transaction fees are recognized on a trade date basis and generally calculated as a percentage of the notional dollar volume of bonds traded on the platforms and vary based on the type, size, yield and maturity of the bond traded and individual client incentives. Bonds that are more actively traded or that have shorter maturities generally generate lower commissions, while bonds that are less actively traded or that have longer maturities generally command higher commissions. Under the Company’s disclosed trading transaction fee plans, variable transaction fees, distribution fees and unused monthly fee commitments are invoiced and recorded on a monthly basis.

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

MARKETAXESS HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Year Ended December 31,
	2020	2019	2018
	(In thousands)

Commission revenue by fee type
Variable transaction fees
Disclosed trading	$343,427	$266,916	$228,004
Open Trading - matched principal trading	170,537	98,080	65,932
U.S. Treasuries - matched principal trading	12,372	2,184	—
Total variable transaction fees	526,337	367,180	293,936
Distribution fees and unused minimum fees	108,108	96,676	96,898
Total commissions	$634,445	$463,856	$390,834

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

	Year Ended December 31,
	2020	2019	2018
	(In thousands)

Information services revenue by timing of recognition
Services transferred over time	$32,425	$29,619	$27,475
Services transferred at a point in time	1,916	1,111	752
Total information services revenues	$34,341	$30,730	$28,227

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

	Year Ended December 31,
	2020	2019	2018
	(In thousands)
Post-trade services revenue by timing of recognition
Services transferred over time	$19,158	$15,669	$15,013
Services transferred at a point in time	302	94	333
Total post-trade services revenues	$19,460	$15,763	$15,346

Other revenues – Other revenues primarily includes revenue from telecommunications line charges to broker-dealer clients.

Contract liabilities consist of deferred revenues that the Company records when cash payments are received or due in advance of services to be performed. The revenue recognized from contract liabilities and the remaining balance is shown below:

MARKETAXESS HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	December 31, 2019	Payments received in advance of services to be performed	Revenue recognized for services performed during the period	Foreign Currency Translation	December 31, 2020
	(In thousands)
Information services	$2,138	$9,593	$(8,528)	$—	$3,203
Post-trade services	1,361	15,496	(15,862)	50	1,045
Total deferred revenue	$3,499	$25,089	$(24,390)	$50	$4,248

The majority of the Company’s contracts are short-term in nature with durations of less than one-year. For contracts with original durations extending beyond one year, the aggregate amount of the transaction price allocated to remaining performance obligations was $21.1 million as of December 31, 2020. The Company expects to recognize revenue associated with the remaining performance obligations over the next 33 months.

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

Income Taxes

Income taxes are accounted for using the asset and liability method. Deferred income taxes reflect the net tax effects of temporary differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when such differences are expected to reverse. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is recognized against deferred tax assets if it is more likely than not that such assets will not be realized in future years. The Company recognizes interest and penalties related to unrecognized tax benefits in the provision for income taxes in the Consolidated Statements of Operations. All tax effects related to share-based payments are recorded in the provision for income taxes in the periods during which the awards are exercised or vest.

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

The Company operates as a single reporting unit. Following an acquisition, goodwill no longer retains its identification with a particular acquisition, but instead becomes identifiable with the entire reporting unit. As a result, all of the fair value of the Company is available to support the value of goodwill. An impairment review of goodwill is performed on an annual basis, at year-end, or more frequently if circumstances change. Intangible assets with definite lives, including purchased technologies, customer relationships and other intangible assets, are amortized over their estimated useful lives which range from one to 15 years using either a straight-line or accelerated amortization method based on the pattern of economic benefit the Company expects to realize from such assets. Intangible assets are assessed for impairment when events or circumstances indicate the existence of a possible impairment.

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

MARKETAXESS HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

3. Regulatory Capital Requirements

Certain U.S. subsidiaries of the Company are registered as a broker-dealer or swap execution facility and therefore are subject to the applicable rules and regulations of the Securities and Exchange Commission (“SEC”) and the Commodity Futures Trading Commission. These rules contain minimum net capital requirements, as defined in the applicable regulations, and also may require a significant part of the registrants’ assets be kept in relatively liquid form. Certain of the Company’s foreign subsidiaries are regulated by the Financial Conduct Authority in the U.K. or other foreign regulators and must maintain financial resources, as defined in the applicable regulations, in excess of the applicable financial resources requirement. As of December 31, 2020, each of the Company’s subsidiaries that are subject to these regulations had net capital or financial resources in excess of their minimum requirements. As of December 31, 2020, the Company’s subsidiaries maintained aggregate net capital and financial resources that were $435.4 million in excess of the required levels of $21.6 million.

In August 2020, one of the Company’s U.S. broker-dealer subsidiaries converted to a self-clearing model for the U.S. bond trades to which it is a counterparty via its Open Trading functionality. Previously, these bond transactions were settled through a third-party clearing broker. As a result of this conversion, the broker-dealer subsidiary is required to segregate funds in a special reserve bank account for the benefit of customers pursuant to Rule 15c3-3 of the Securities Exchange Act of 1934. As of December 31, 2020, the broker-dealer subsidiary had a balance of $50.1 million in its special reserve bank account.

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

4. Fair Value Measurements

The following table summarizes the valuation of the Company’s assets and liabilities measured at fair value as categorized based on the hierarchy described in Note 2:

	Level 1	Level 2	Level 3	Total
	(In thousands)
As of December 31, 2020
Money market funds	$20,856	$—	$—	$20,856
Trading securities
Corporate debt	—	19,222	—	19,222
Mutual funds held in rabbi trust	—	8,889	—	8,889
Foreign currency forward position	—	(805)	—	(805)
Total	$20,856	$27,306	$—	$48,162

As of December 31, 2019
Money market funds	$99,755	$—	$—	$99,755
Securities available-for-sale
Corporate debt	—	137,835	—	137,835
Trading securities
Corporate debt	—	31,120	—	31,120
U.S. Treasuries	—	55,305	—	55,305
Mutual funds held in rabbi trust	—	6,217	—	6,217
Foreign currency forward position	—	(2,772)	—	(2,772)
Total	$99,755	$227,705	$—	$327,460

MARKETAXESS HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Securities classified within Level 2 were valued using a market approach utilizing prices and other relevant information generated by market transactions involving comparable assets. The foreign currency forward contracts are classified within Level 2 as the valuation inputs are based on quoted market prices. The mutual funds held in a rabbi trust represent investments associated with the Company’s deferred cash incentive plan. There were no financial assets classified within Level 3 during the years ended December 31, 2020 and 2019.

The table below presents the carrying value, fair value and fair value hierarchy category of the Company’s financial assets and liabilities that are not measured at fair value on the Consolidated Statement of Financial Condition. The carrying values of the Company’s financial assets and liabilities not measured at fair value categorized in the fair value hierarchy as Level 1 and Level 2 approximate fair value due to the short-term nature of the underlying assets and liabilities.

	Carrying Value	Fair Value	Level 1	Level 2	Level 3	Total
	(In thousands)
As of December 31, 2020
Financial assets not measured at fair value:
Cash and cash equivalents	$460,858	$460,858	$460,858	$—	$—	$460,858
Cash segregated under federal regulations	50,059	50,059	50,059	—	—	50,059
Accounts receivable, net of allowance	79,577	79,577	—	79,577	—	79,577
Receivables from broker-dealers, clearing organizations and customers	279,915	279,915	97,043	182,872	—	279,915
Total	$870,409	$870,409	$607,960	$262,449	$—	$870,409

Financial liabilities not measured at fair value:
Payables to broker-dealers, clearing organizations and customers	$133,326	$133,326	$—	$133,326	$—	$133,326

As of December 31, 2019
Financial assets not measured at fair value:
Cash and cash equivalents	$270,124	$270,124	$270,124	$—	$—	$270,124
Accounts receivable, net of allowance	62,017	62,017	—	62,017	—	62,017
Total	$332,141	$332,141	$270,124	$62,017	$—	$332,141

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

	As of December 31,
	2020	2019
	(In thousands)
Notional value	$157,057	$155,885
Fair value of notional	157,862	158,657
Fair value of the (liability)	$(805)	$(2,772)

MARKETAXESS HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following is a summary of the Company’s investments:

	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
	(In thousands)
As of December 31, 2020
Trading securities
Corporate debt	$19,081	$141	$—	$19,222
Mutual funds held in rabbi trust	7,680	1,209	—	8,889
Total investments	$26,761	$1,350	$—	$28,111

As of December 31, 2019
Securities available-for-sale
Corporate debt	$137,119	$721	$(5)	$137,835
Trading securities
Corporate debt	31,120	14	(14)	31,120
U.S. Treasuries	54,738	567	—	55,305
Mutual funds held in rabbi trust	5,173	1,044	—	6,217
Total trading securities	91,031	1,625	(14)	92,642
Total investments	$228,150	$2,346	$(19)	$230,477

The following table summarizes the fair value of the investments based upon the contractual maturities:

	As of December 31,
	2020	2019
	(In thousands)
Less than one year	$18,290	$120,850
Due in 1 - 5 years	9,821	109,627
Total	$28,111	$230,477

Proceeds from the sales and maturities of investments during the years ended December 31, 2020, 2019 and 2018 were $261.6 million, $262.1 million and $409.3 million, respectively. Net unrealized losses and gains on trading securities were $0.4 million and $0.8 million for the year ended December 31, 2020 and 2019 and were immaterial for the years ended December 31, 2018. Net realized gains were $1.7 million for the year ended December 31, 2020, and were immaterial for the years ended December 31, 2019 and 2018.

The following table provides fair values and unrealized losses on corporate debt investments and by the aging of the securities' continuous unrealized loss position as of December 31, 2020 and 2019 respectively:

	Less than Twelve Months		Twelve Months or More		Total
	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses
	(In thousands)
As of December 31, 2020
Corporate debt	$1,369	$—	$—	$—	$—	$—

As of December 31, 2019
Corporate debt	$27,999	$(18)	$4,406	$(1)	$32,405	$(19)

MARKETAXESS HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

5. Receivables from and Payables to Broker-dealers, Clearing Organizations and Customers

As of December 31, 2020, receivables from and payables to broker-dealers, clearing organizations and customers consisted of the following:

December 31, 2020
Receivables from broker-dealers, clearing organizations and customers:	(In thousands)
Securities failed-to-deliver - broker-dealers	$93,294
Securities failed-to-deliver - customers	87,685
Deposits with clearing organizations and broker-dealers	97,043
Other	1,893
Total	$279,915

Payables to broker-dealers, clearing organizations and customers:
Securities failed-to-receive - broker-dealers	70,917
Securities failed-to-receive - customers	60,784
Other	1,625
Total	$133,326

6. Acquisitions

On November 1, 2019, the Company and one of its subsidiaries completed their acquisition of all of the outstanding equity interests of LiquidityEdge LLC (“LiquidityEdge” and such acquisition the “LiquidityEdge Acquisition”) pursuant to the terms and conditions of a Unit Purchase Agreement entered into among the Company, LiquidityEdge, the holders of all the outstanding equity interests in LiquidityEdge and certain other persons named therein on August 12, 2019 (as amended, the “Agreement”). The aggregate consideration for the LiquidityEdge Acquisition was $153.2 million, comprised of approximately $104.4 million in cash and 146,450 shares of common stock of the Company (valued at approximately $48.8 million as of the closing date of the LiquidityEdge Acquisition, as described below). A portion of the stock consideration, amounting to 43,937 shares of common stock, was placed in escrow for up to 18 months to secure the sellers’ indemnification obligations under the Agreement. In addition, under the Agreement, the sellers were prohibited from transferring any of the Company common stock received in the LiquidityEdge Acquisition for a period of six months following the November 1, 2019 closing date. The value ascribed to the shares by the Company was discounted from the market value on the date of closing to reflect the non-marketability of such shares during the restriction period.

LiquidityEdge is a limited liability company organized in the state of Delaware and is a broker-dealer registered with the SEC and the Financial Industry Regulatory Authority. LiquidityEdge offers an electronic trading platform for U.S. Treasuries.

The Company has completed an allocation of the purchase price to the fair value of assets acquired and liabilities assumed at the date of acquisition. The Company utilized an independent third-party to determine the fair value of the acquired intangible assets. The purchase price allocation is as follows (in thousands):

Purchase price	$153,210
Less: acquired cash	(2,935)
Purchase price, net of acquired cash	150,275
Accounts receivable	(1,811)
Intangible assets	(58,780)
Prepaid expenses and other assets	(4,168)
Accounts payable, accrued expenses and other liabilities	2,165
Goodwill	$87,681

MARKETAXESS HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The acquired intangible assets and useful lives are as follows ($ in thousands):

	Costs	Useful Lives
Customer relationships	$58,690	15 years
Tradename - finite life	90	1 year
Total	$58,780

On November 30, 2020 the Company acquired Regulatory Services GmbH, the pan-European regulatory reporting business of Deutsche Börse Group. The purchase price consists of $22.5 million in cash paid at closing and up to $24.6 million in contingent consideration payable in cash within 18 months of the closing. The Company is accounting for the transaction as a purchase of assets and recorded $37.4 million in amortizable intangible assets as of the acquisition date. In September 2020, the Company entered into an agreement to acquire MuniBrokers LLC, a central electronic venue serving municipal bond inter-dealer brokers and dealers. The acquisition is expected to close in the first half of 2021, subject to the satisfaction of customary closing conditions. The purchase price is approximately $45.0 million in cash, plus transaction costs, with $20.0 million paid at closing and up to $25.0 million in contingent consideration payable within three years of the closing.

7. Goodwill and Intangible Assets

Goodwill and intangible assets with indefinite lives was $147.4 and $146.9 million as of December 31, 2020 and December 31, 2019. Intangible assets that are subject to amortization, including the related accumulated amortization, are comprised of the following:

	December 31, 2020			December 31, 2019
	Cost	Accumulated amortization	Net carrying amount	Cost	Accumulated amortization	Net carrying amount
	(In thousands)
Technology	$5,770	$(5,770)	$—	$5,770	$(5,770)	$—
Customer relationships	102,696	(7,369)	95,327	64,332	(3,451)	60,881
Non-competition agreements	380	(380)	—	380	(380)	—
Tradenames and patents	400	(373)	27	490	(385)	105
Total	$109,246	$(13,892)	$95,354	$70,972	$(9,986)	$60,986

Amortization expense associated with identifiable intangible assets was $3.9 million, $0.8 million and $0.4 million for the years ended December 31, 2020, 2019 and 2018, respectively. Annual estimated total amortization expense is $5.7 million, $6.9 million, $7.9 million, $6.7 million and $5.7 million for 2021 through 2025.

8. Capitalized Software, Furniture, Equipment and Leasehold Improvements

Capitalized software development costs, furniture, equipment and leasehold improvements, net of accumulated depreciation and amortization, are comprised of the following:

	As of December 31,
	2020	2019
	(In thousands)

Software development costs	$151,139	$119,911
Computer hardware and related software	52,696	48,379
Office hardware	8,782	5,725
Furniture and fixtures	7,078	5,000
Leasehold improvements	29,064	27,966
	248,759	206,981
Accumulated depreciation and amortization	(163,555)	(135,186)
Total	$85,204	$71,795

MARKETAXESS HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

During the years ended December 31, 2020 and 2019, software development costs totaling $30.6 million and $22.4 million, respectively, were capitalized. Non-capitalized software costs and routine maintenance costs are expensed as incurred and are included in employee compensation and benefits and professional and consulting fees in the Consolidated Statements of Operations.

9. Income Taxes

The provision for income taxes consists of the following:

	Year Ended December 31,
	2020	2019	2018
	(In thousands)
Current:
Federal	$30,215	$28,928	$31,617
State and local	19,130	7,686	5,928
Foreign	15,538	13,234	8,862
Total current provision	64,883	49,848	46,407
Deferred:
Federal	7,474	2,579	(1,416)
State and local	1,439	403	(272)
Foreign	1,186	(308)	515
Total deferred provision	10,099	2,674	(1,173)
Provision for income taxes	$74,982	$52,522	$45,234

Pre-tax income from U.S. operations was $288.3 million, $190.4 million and $168.5 million for the years ended December 31, 2020, 2019 and 2018, respectively. Pre-tax income from foreign operations was $86.1 million, $67.0 million and $49.6 million for the years ended December 31, 2020, 2019 and 2018, respectively.

The difference between the Company’s reported provision for income taxes and the U.S. federal statutory rate of 21% is as follows:

	Year Ended December 31,
	2020	2019	2018

U.S. federal tax at statutory rate	21.0%	21.0%	21.0%
State and local taxes - net of federal benefit	4.4	2.5	2.0
Credits and deductions related to research activities	(0.3)	(0.3)	(0.3)
Foreign rate differential benefit	(0.4)	(0.5)	(0.5)
Excess tax benefit from stock-based compensation	(5.4)	(3.5)	(2.1)
Other, net	0.7	1.2	0.6
Provision for income taxes	20.0%	20.4%	20.7%

MARKETAXESS HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following is a summary of the Company’s net deferred tax assets:

	As of December 31,
	2020	2019
	(In thousands)
Deferred tax assets:
Stock compensation expense	$3,682	$4,926
Operating lease liabilities	19,339	20,227
Other	1,968	892
Total deferred tax assets	24,989	26,045
Valuation allowance	—	—
Net deferred tax assets	24,989	26,045
Deferred tax liabilities:
Depreciation and amortization	(9,729)	(4,085)
Capitalized software development costs	(7,828)	(5,306)
Goodwill and intangible assets	(2,852)	(1,120)
Operating lease right-of-use assets	(15,600)	(16,515)
Deferred tax (liability) asset, net	$(11,020)	$(981)

The Company or one of its subsidiaries files U.S. federal, state and foreign income tax returns. The Company is currently under a New York State income tax examination for tax years 2010 through 2017 and a New York City income tax examination for the tax years 2016 through 2018. At this time, the Company cannot estimate when the examinations will conclude or the impact such examinations will have on the Company’s Consolidated Financial Statements, if any. Generally, other than New York City and State, the Company is no longer subject to tax examinations by tax authorities for years prior to 2017.

MARKETAXESS HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

A reconciliation of the unrecognized tax benefits is as follows:

	Year Ended December 31,
	2020	2019	2018
	(In thousands)
Balance at beginning of year	$6,831	$4,718	$2,650
Additions attributable to state and local tax apportionment	9,486	2,113	2,068
Balance at end of year	$16,317	$6,831	$4,718

As of December 31, 2020, the Company recorded $16.3 million of unrecognized tax benefits which, if recognized, would affect the Company’s effective tax rate. Due to the uncertainty related to the timing and potential outcome of audits, the Company cannot reasonably estimate the amount of the unrecognized tax benefit that could be adjusted in the next 12 months. During the years ended December 31, 2020, 2019 and 2018, the Company recognized $3.7 million, $0.6 million and $0.4 million, respectively, in penalties and interest. The Company had $4.9 million and $1.2 million accrued for the payment of interest and penalties at December 31, 2020 and 2019, respectively.

10. Stockholders’ Equity

Common Stock

As of December 31, 2020 and 2019, the Company had 110,000,000 authorized shares of voting common stock and 10,000,000 authorized shares of non-voting common stock. Voting common stock entitles the holder to one vote per share of common stock held.

The following is a summary of the change in the Company’s outstanding shares of voting common stock:

	Year Ended December 31,
	2020	2019	2018
	(In thousands)

Outstanding shares of voting common stock at the beginning of year	37,936	37,640	37,621
Exercise of stock options	177	147	121
Issuance of restricted stock, net of cancellations	56	161	67
Shares withheld for withholding tax payments	(125)	(98)	(45)
Treasury shares used for acquisition	—	146	—
Repurchases	(39)	(60)	(124)
Outstanding shares of voting common stock at the end of year	38,005	37,936	37,640

In September 2017, the Board of Directors authorized a fifteen-month share repurchase program for up to $100.0 million that commenced in October 2017. The expiration date of this program was subsequently extended to March 31, 2019. In January 2019, the Board of Directors authorized a new two-year share repurchase program for up to $100.0 million, which commenced in April 2019 and expires in March 2021. In January 2021, the Board of Directors authorized a new share repurchase program for up to $100 million. The Company expects repurchases under the new program to commence in April 2021 following the expiration of the current plan. Shares repurchased under each program will be held in treasury for future use.

Dividends

During 2020, 2019 and 2018, the Company paid quarterly cash dividends of $0.60 per share, $0.51 per share and $0.42 per share, respectively. Any future declaration and payment of dividends will be at the sole discretion of the Company’s Board of Directors. The Board of Directors may take into account such matters as general business conditions, the Company’s financial results, capital requirements, contractual obligations, legal, and regulatory restrictions on the payment of dividends to the Company’s stockholders or by the Company’s subsidiaries to their respective parent entities, and any such other factors as the Board of Directors may deem relevant.

MARKETAXESS HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

11. Stock-Based Compensation Plans

The Company maintains stock incentive plans which provide for the grant of stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, performance units, or other stock-based awards as incentives and rewards to encourage employees, consultants and non-employee directors to participate in the long-term success of the Company. As of December 31, 2020, there were 2,531,199 shares available for grant under the stock incentive plans.

Total stock-based compensation expense was as follows:

	Year Ended December 31,
	2020	2019	2018
	(In thousands)
Employees:
Restricted stock and performance shares	$21,310	$20,182	$12,559
Stock options	3,100	4,032	2,193
	24,410	24,214	14,752
Non-employee directors:
Restricted stock	1,203	1,080	1,098
Total stock-based compensation	$25,613	$25,294	$15,850

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

The weighted-average fair value for options granted during 2020, 2019 and 2018 was $91.43, $58.37 and $56.11, respectively. The following table represents the assumptions used for the Black-Scholes option-pricing model to determine the per share weighted-average fair value for options granted, excluding the two awards discussed below:

	Year Ended December 31,
	2020	2019	2018
Expected life (years)	5.0	5.0	5.0
Risk-free interest rate	1.6%	2.6%	2.2%
Expected volatility	26.8%	25.9%	26.9%
Expected dividend yield	0.6%	0.8%	0.8%

MARKETAXESS HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

In addition to the option grants above, 76,868 stock options were granted to the Company’s President and Chief Operating Officer in January 2019 with an aggregate grant date fair value of $2.9 million as determined by an independent third party using a Monte Carlo simulation model. The exercise price is $272.88 for 35,679 of the stock options and $294.71 for the remaining 41,189 stock options, which is equal to 125% and 135%, respectively, of the fair market value of the Company’s common stock on the grant date. Subject to the grantee’s continued service with the Company, the options will vest and become exercisable on January 22, 2024. The options expire on July 22, 2024. Key assumptions used for the Monte Carlo model included a risk-free interest rate of 2.6%, volatility of 25.8% and a dividend yield of 0.8%.

In November 2018, 148,524 stock options were granted to the Company’s Chief Executive Officer with a grant date fair value of $5.5 million as determined by an independent third party using a Monte Carlo simulation model. The exercise price is $257.78 for 69,113 of the stock options and $278.40 for the remaining 79,411 stock options, which is equal to 125% and 135%, respectively, of the fair market value of the Company’s stock on the grant date. Subject to the grantee’s continued service with the Company, the options will vest and become exercisable on November 8, 2023. The options expire on May 8, 2024. Key assumptions used for the Monte Carlo model included a risk-free interest rate of 3.1%, volatility of 25.9% and a dividend yield of 0.8%.

The following table reports stock option activity during the three years ended December 31, 2020 and the intrinsic value as of December 31, 2020:

	Number of Shares	Weighted-Average Exercise Price ($)	Remaining Contractual Term	Intrinsic Value ($)
				(In thousands)
Outstanding at December 31, 2017	529,611	67.60
Granted	168,217	261.19
Canceled	(1,676)	142.69
Exercised	(120,588)	24.66
Outstanding at December 31, 2018	575,564	132.93
Granted	82,474	279.57
Canceled	(548)	198.67
Exercised	(106,899)	28.24
Outstanding at December 31, 2019	550,591	175.16
Granted	13,900	368.10
Canceled	(218)	307.52
Exercised	(176,901)	84.07		76,709
Outstanding at December 31, 2020	387,372	223.60	2.8	134,401
Exercisable at December 31, 2020	99,415	137.78	1.7	43,025

The intrinsic value is the amount by which the closing price of the Company’s common stock on December 31, 2020 of $570.56 or the price on the day of exercise exceeds the exercise price of the stock options multiplied by the number of shares. As of December 31, 2020, there was $5.9 million of total unrecognized compensation cost related to non-vested stock options. That cost is expected to be recognized over a weighted-average period of 2.4 years.

MARKETAXESS HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Restricted Stock and Performance Shares

Restricted stock generally vests over a three or five-year period. Compensation expense is measured at the grant date and recognized ratably over the vesting period.

Prior to 2020, performance shares were generally granted with a performance period of one year, whereby each performance share award was earned or forfeited based on the level of achievement by the Company of pre-tax operating income, as defined in the year following the grant. The pay-out ranged from zero to 150% of the performance share award. For each performance share earned, a participant was awarded an equal number of shares of restricted stock. Subject to the grantee’s continued service, any restricted stock awarded to a participant vested in two equal installments on each of the second and third anniversaries of the date of grant of the applicable performance share award. Compensation expense for one-year performance shares was measured at the grant date and recognized on a graded basis over the vesting period.

The following table reports performance share activity for the one-year performance awards for the two years ended December 31, 2019:

Performance year:	2019	2018
Target share pay-out	16,716	10,479
Actual share pay-out (paid in following year)	19,401	10,479
Weighted average fair value per share on grant date	$223.81	$202.04

Beginning in 2020, performance shares were granted with a three-year performance period, whereby each performance share award will be earned or forfeited based on the level of achievement by the Company of certain operating metrics over the three-year period following the grant. The pay-out will range from zero to 150% of the performance share award. For each performance share earned, a participant is awarded an equal number of shares of restricted stock. Subject to the grantee’s continued service, any restricted stock awarded to a participant will vest on the three year anniversary of the grant date. Compensation expense for the three-year performance shares is measured at the grant date with performance target achievement assessed at the end of each reporting period. The grant date value of the number of shares deemed probable to vest is recognized ratably over the vesting period. A total of 13,295 performance shares were awarded in January 2020 under the three-year program with a grant date fair value of $368.10. As of December 31, 2020, 15,319 shares have been deemed probable to vest.

In addition to the grants above, 18,914 performance shares were granted to the Company’s President and Chief Operating Officer in January 2019 with an aggregate fair value of $2.9 million as determined by an independent third party using a Monte Carlo simulation model. The performance share award provides that the number of shares earned will be based on the Company’s achievement of certain share price levels during the five-year performance period. The performance level is $272.88 for 8,969 of the performance shares and $294.71 for the remaining 9,945 performance shares, which is equal to 125% and 135%, respectively, of the fair market value of the Company’s common stock on the grant date. Each of the performance levels have been achieved. Subject to the grantee’s continued service with the Company, earned shares will vest on January 22, 2024. Key assumptions used for the Monte Carlo simulation included a risk-free interest rate of 2.6%, volatility of 25.9% and a dividend yield of 0.8%.

In November 2018, 37,742 performance shares were granted to the Company’s Chief Executive Officer with a grant date fair value of $5.5 million as determined by an independent third party using a Monte Carlo simulation model. The performance share award provides that the number of shares earned will be based on the Company’s achievement of certain share price levels during the five-year performance period. The performance level is $257.78 for 17,942 of the performance shares and $278.40 for the remaining 19,800 performance shares, which is equal to 125% and 135%, respectively, of the fair market value of the Company’s stock on the grant date. Each of the performance levels have been achieved. Subject to the grantee’s continued service with the Company, earned shares will vest on November 8, 2023. Key assumptions used for the Monte Carlo model included a risk-free interest rate of 3.1%, volatility of 26.1% and a dividend yield of 0.8%.

MARKETAXESS HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table reports restricted stock and performance share activity during the three years ended December 31, 2020:

	Number of Restricted Shares	Weighted-Average Grant Date Fair Value

Outstanding at December 31, 2017	319,599	$88.77
Granted	59,179
Performance share pay-out	8,094
Canceled	(4,046)
Vested	(110,956)
Outstanding at December 31, 2018	271,870	$112.47
Granted	118,632
Performance share pay-out	87,163
Canceled	(2,321)
Vested	(129,312)
Outstanding at December 31, 2019	346,032	$154.27
Granted	38,907
Performance share pay-out	19,401
Canceled	(3,480)
Vested	(170,213)
Outstanding at December 31, 2020	230,647	$224.63

As of December 31, 2020, there was $27.0 million of total unrecognized compensation expense related to non-vested restricted stock and performance shares. That cost is expected to be recognized over a weighted-average period of 1.5 years.

Employee Stock Purchase Plan

The Company offers a non-qualified employee stock purchase plan for non-executive employees. Under the plan, participants are granted the right to purchase shares of common stock based on the fair market value on the last day of the six-month offering period. On the purchase date, the Company grants to the participants a number of shares of common stock equal to 20% of the aggregate shares purchased by the participant. These matching shares vest over a one-year period. The Company issued 729, 617 and 989 matching shares in connection with the plan for the years ended December 31, 2020, 2019, and 2018, respectively.

12. Earnings Per Share

The following table sets forth basic and diluted weighted average shares outstanding used to compute earnings per share:

	Year Ended December 31,
	2020	2019	2018
	(In thousands, except per share amounts)
Basic weighted average shares outstanding	37,359	37,083	36,958
Dilutive effect of stock options and restricted stock	785	873	897
Diluted weighted average shares outstanding	38,144	37,956	37,855

Basic earnings per share	$8.01	$5.53	$4.68
Diluted earnings per share	$7.85	$5.40	$4.57

MARKETAXESS HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Stock options and restricted stock totaling 21,127 shares, 146,822 shares and 83,718 shares for the years ended December 31, 2020, 2019 and 2018, respectively, were excluded from the computation of diluted earnings per share because their effect would have been antidilutive. The computation of diluted shares can vary among periods due, in part, to the change in the average price of the Company’s common stock.

13. Credit Agreements

Revolving Credit Agreement

In October 2015, the Company entered into a two-year amended and restated credit agreement (the “Prior Credit Agreement”) that provided for revolving loans and letters of credit up to an aggregate of $100.0 million. The maturity date of the Prior Credit Agreement was subsequently extended to November 2020. On August 19, 2020, the Company amended the Prior Credit Agreement to, among other things, (i) permit investments of up to $500 million in MarketAxess Corporation and (ii) increase the aggregate commitments of the lender under the Credit Agreement from $100 million to $450 million. The Prior Credit Agreement matured on November 13, 2020, when the Company entered into a new one-year credit agreement. Borrowings under the Prior Credit Agreement bore interest at a rate per annum equal to the base rate or adjusted LIBOR plus an applicable margin that varied with the Company’s consolidated total leverage ratio.

In November 2020, the Company entered into a credit agreement (the “Credit Agreement”) with a syndicate of lenders and JPMorgan Chase Bank, N.A., as administrative agent, that provides aggregate commitments totaling $500 million, consisting of a revolving credit facility and a $5 million letter of credit sub-limit for standby letters of credit. The Credit Agreement replaced the Prior Credit Agreement and will mature on November 12, 2021, with the Company’s option to request up to two additional 364-day extensions at the discretion of each lender and subject to customary conditions. Subject to satisfaction of certain specified conditions, the Company is permitted to upsize the Credit Agreement by up to $250 million in total. As of December 31, 2020, the Company had $1.0 million in letters of credit outstanding and $499.0 million in available borrowing capacity under the Credit Agreement.

Borrowings under the Credit Agreement will bear interest at a rate per annum equal to the base rate or adjusted LIBOR plus an applicable margin that varies with the Company’s consolidated total leverage ratio. The Credit Agreement requires that the Company satisfy certain covenants, which include leverage ratios and minimum earnings before interest, tax, and depreciation and amortization (“EBITDA”) requirements. The Company was in compliance with all applicable covenants at December 31, 2020. The Company incurred an aggregate of $0.8 million of interest expense on borrowings under the Credit Agreement and the Prior Credit Agreement for the year ended December 31, 2020.

Collateralized Agreement

In connection with its self-clearing operations, one of the Company’s broker-dealer subsidiaries entered into an agreement (the “Collateralized Agreement”) with its settlement bank to provide loans to the subsidiary in amounts up to an aggregate of $200.0 million on an uncommitted basis. Borrowings under the Collateralized Agreement are collateralized by securities pledged by the Company’s broker-dealer subsidiary to the settlement bank, subject to applicable haircuts and concentration limits. Borrowings under the Collateralized Agreement will bear interest at a rate per annum equal to the Federal Funds Rate plus 1.00%. The Company incurred $0.1 million of interest expense on borrowings under the Collateralized Agreement during the year ended December 31, 2020. As of December 31, 2020, the Company had no borrowings outstanding and $200.0 million in available borrowing capacity under the Collateralized Agreement.

MARKETAXESS HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

14. Leases

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

The following table presents the components of occupancy expense for the years ended December 31, 2020 and 2019:

Lease cost:	Classification	2020	2019
		(In thousands)
Operating lease cost	Occupancy	$13,455	$10,875
Operating lease cost for subleased/assigned properties	Other, net	2,404	2,422
Variable lease costs	Occupancy	26	169
Sublease income for subleased/assigned properties	Other, net	(2,420)	(2,422)
Net lease cost		$13,465	$11,044

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

The weighted average remaining lease term and weighted average discount rate are as follows:

	As of December 31,
Lease Term and Discount Rate	2020	2019
Weighted average remaining lease term (in years)	12.3	13.3
Weighted average discount rate	5.9%	5.9%

The following table presents the maturity of lease liabilities as of December 31, 2020:

(In thousands)
2021	$12,131
2022	10,516
2023	10,270
2024	10,937
2025	10,937
2026 and thereafter	79,003
Total lease payments	133,794
Less: interest	40,182
Present value of lease liabilities	$93,612

The Company has entered into agreements to sublease or assign the Company’s lease obligations on two properties to third parties and is contingently liable should the third parties default on future lease obligations through the lease termination dates of February 2022 and May 2022. The aggregate amount of the future lease obligations under these arrangements is $2.1 million as of December 31, 2020.

MARKETAXESS HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

15. Commitments and Contingencies

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

Other

The Company, through certain of its subsidiaries, executes bond transactions between its institutional investor and broker-dealer clients on a matched principal basis by serving as counterparty to both the buyer and the seller in trades. In August 2020, one of the Company’s U.S. broker-dealer subsidiaries converted to a self-clearing model for the settlement of such transactions. The Company’s other U.S. and U.K subsidiaries continue to settle their transactions through third-party clearing brokers. Settlement typically occurs within one to two trading days after the trade date. Cash settlement of the transaction occurs upon receipt or delivery of the underlying instrument that was traded. Under both the self-clearing and the third-party clearing broker models, the Company is exposed to credit risk in the event a counterparty does not fulfill its obligation to complete a transaction or if there is a miscommunication or other error in executing a matched principal transaction. Pursuant to the terms of the securities clearing agreements, each third-party clearing broker has the right to charge the Company for any losses they suffer resulting from a counterparty’s failure on any of the Company’s trades. The Company did not record any liabilities or losses with regard to counterparty failures for the three years ended December 31, 2020.

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

For the years ended December 31, 2020, 2019 and 2018, the U.K. was the only individual foreign country in which the Company had a subsidiary that accounted for 10% or more of the total revenues or total long-lived assets. Revenues and long-lived assets are attributed to geographic area based on the location of the particular subsidiary. Long-lived assets are defined as furniture, equipment, leasehold improvements and capitalized software. Revenues for the three years ended December 31, 2020, 2019 and 2018 and long-lived assets as of December 31, 2020 and 2019 were as follows:

	Year Ended December 31,
	2020	2019	2018
	(In thousands)
Revenues
Americas	$583,164	$427,276	$369,324
Europe	89,751	74,511	59,943
Asia	16,210	9,565	6,298
Total	$689,125	$511,352	$435,565

MARKETAXESS HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	As of December 31,
	2020	2019
	(In thousands)
Long-lived assets, as defined
Americas	$68,707	$62,376
Europe	16,491	9,410
Asia	6	9
Total	$85,204	$71,795

17. Retirement and Deferred Compensation Plans

The Company, through its U.S. and U.K. subsidiaries, offers its employees the opportunity to invest in defined contribution plans. For the years ended December 31, 2020, 2019 and 2018, the Company contributed $4.0 million, $3.3 million and $2.6 million, respectively, to the plans.

The Company offers a non-qualified deferred cash incentive plan to certain officers and other employees. Under the plan, eligible employees may defer up to 100% of their annual cash incentive pay. The Company has elected to fund its deferred compensation obligations through a rabbi trust. The rabbi trust is subject to creditor claims in the event of insolvency but such assets are not available for general corporate purposes. Assets held in the rabbi trust are invested in mutual funds, as selected by the participants, which are designated as trading securities and carried at fair value. As of December 31, 2020 and 2019, the fair value of the mutual fund investments and deferred compensation obligations were $8.9 million and $6.2 million, respectively. Changes in the fair value of securities held in the rabbi trust and offsetting increases or decreases in the deferred compensation obligation are recognized in other, net in the Company’s Consolidated Statements of Operations.

18. Cash and Cash Equivalents and Restricted Cash

The following table provides a reconciliation of cash and cash equivalents together with restricted or segregated cash as reported within the Consolidated Statements of Financial Condition to the sum of the same such amounts shown in the Consolidated Statements of Cash Flows:

	Statement of Financial Condition Location	December 31, 2020	December 31, 2019
		(In thousands)
Cash and cash equivalents	Cash and cash equivalents	$460,858	$270,124
Cash segregated for regulatory purposes	Cash segregated under federal regulations	50,059	—
Deposits with clearing organizations and broker-dealers	Receivables from broker-dealers, clearing organizations and customers	97,043	—
Other deposits	Prepaid expenses and other assets	90	4,129
Total		$608,050	$274,253

19. Parent Company Information

The following tables present Parent Company–only financial information and should be read in conjunction with the consolidated financial statements of the Company.

MARKETAXESS HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

MarketAxess Holdings Inc.
(Parent Company Only)
Condensed Statements of Financial Condition

	As of
	December 31, 2020	December 31, 2019
	(In thousands)

ASSETS
Cash and cash equivalents	$55,747	$48,241
Investments, at fair value	4,811	141,318
Accounts receivable	178	63
Receivable from subsidiaries	41,986	5,997
Intangible assets, net of accumulated amortization	27	30
Furniture, equipment, leasehold improvements and capitalized software, net of accumulated depreciation and amortization	23,518	25,247
Operating lease right-of-use assets	64,460	68,559
Investments in subsidiaries	853,626	570,145
Prepaid expenses and other assets	4,591	6,978
Income and other tax receivable	9,028	3,219
Total assets	$1,057,972	$869,797

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Accrued employee compensation	$10,241	$6,543
Income and other tax liabilities	3,457	—
Accounts payable, accrued expenses and other liabilities	9,341	9,254
Operating lease liabilities	79,872	83,909
Total liabilities	102,911	99,706

Stockholders' equity
Preferred stock	—	—
Series A Preferred Stock	—	—
Common stock voting	123	122
Common stock non-voting	—	—
Additional paid-in capital	329,742	342,541
Treasury stock	(169,523)	(153,388)
Retained earnings	799,369	591,086
Accumulated other comprehensive loss	(4,650)	(10,270)
Total stockholders' equity	955,061	770,091
Total liabilities and stockholders' equity	$1,057,972	$869,797

MARKETAXESS HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

MarketAxess Holdings Inc.
(Parent Company Only)
Condensed Statements of Operations and Comprehensive Income

	Year Ended December 31,
	2020	2019	2018
	(In thousands)

Dividends from subsidiary	$30,000	$165,000	$130,000

Expenses
Employee compensation and benefits	19,710	16,100	10,785
Depreciation and amortization	2,068	1,919	1,760
Technology and communications	10	13	43
Professional and consulting fees	7,332	6,523	4,932
Occupancy	162	850	7,381
General and administrative	2,551	2,252	1,513
Total expenses	31,833	27,657	26,414
Operating (loss) income	(1,833)	137,343	103,586
Other income (expense)
Investment income	2,799	5,305	3,835
Interest expense	(805)	—	—
Other, net	(318)	(1,344)	(711)
Total other income	1,676	3,961	3,124
(Loss) income before income taxes and equity in undistributed earnings of subsidiaries	(157)	141,304	106,710
Provision for income taxes	(23,444)	(9,442)	(7,350)
Income before equity in undistributed income of subsidiaries	23,287	150,746	114,060
Equity in undistributed income of subsidiaries	276,090	54,156	58,792
Net income	299,377	204,902	172,852
Other comprehensive income (loss), net	5,620	2,124	(2,168)
Comprehensive income	$304,997	$207,026	$170,684

MARKETAXESS HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

MarketAxess Holdings Inc.
(Parent Company Only)
Condensed Statements of Cash Flows
	Year Ended December 31,
	2020	2019	2018
	(In thousands)
Cash flows from operating activities
Net income	$299,377	$204,902	$172,852
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,068	1,919	1,760
Amortization of operating lease right-of-use assets	4,117	4,027	—
Stock-based compensation expense	10,834	10,547	5,801
Deferred taxes	3,644	1,255	(2,515)
Equity in undistributed income of subsidiaries	(276,090)	(54,156)	(58,792)
Other	(671)	328	710
Changes in operating assets and liabilities:
(Increase) in accounts receivable	(115)	(4)	(14)
(Increase) decrease in receivable from subsidiaries	(25,049)	5,253	15,985
(Increase) decrease in prepaid expenses and other assets	(1,085)	933	(782)
(Increase) in mutual funds held in rabbi trust	(1,328)	(1,183)	(470)
Increase in accrued employee compensation	3,698	876	567
(Increase) in income and other tax receivable	(1,240)	(3,219)	—
Increase (decrease) in income and other tax liabilities	6,676	(2,612)	469
(Decrease) increase in accounts payable, accrued expenses and other liabilities	(442)	(2,039)	13,619
(Decrease) increase in operating lease liabilities	(4,055)	1,191	—
Net cash provided by operating activities	20,339	168,018	149,190
Cash flows from investing activities
Acquisition of business, net of cash and cash equivalents acquired	—	(102,320)	—
Available-for-sale investments
Proceeds from maturities and sales	170,657	170,936	333,791
Purchases	(32,865)	(160,827)	(336,533)
Purchases of furniture, equipment and leasehold improvements	(337)	(1,424)	(24,786)
Purchase of intangible asset	—	(30)	—
Net cash provided by (used in) investing activities	137,455	(93,665)	(27,528)
Cash flows from financing activities
Cash dividend on common stock	(90,566)	(76,231)	(62,432)
Exercise of stock options	4,007	1,207	2,973
Withholding tax payments on restricted stock vesting and stock option exercises	(42,418)	(25,820)	(8,043)
Repurchases of common stock	(16,135)	(17,256)	(25,171)
Proceeds from short-term borrowings	348,000	—	—
Repayments of short-term borrowings	(348,000)	—	—
Net cash (used in) financing activities	(145,112)	(118,100)	(92,673)
Effect of exchange rate changes on investments	(5,176)	(3,852)	4,129
Cash and cash equivalents including restricted cash
Net increase (decrease) for the period	7,506	(47,599)	33,118
Beginning of period	48,241	95,840	62,722
End of period	$55,747	$48,241	$95,840
Supplemental cash flow information:
Cash paid for income taxes	$32,674	$41,025	$37,721
Cash paid for interest	805	—	—
Non-cash investing and financing activity:
Exercise of stock options - cashless	$10,866	$1,811	$—
Treasury stock used for acquisition of business	—	(48,830)	—

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Our management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our “disclosure controls and procedures,” as that term is defined in Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of December 31, 2020. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective to ensure that information required to be disclosed by MarketAxess in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and to ensure that information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

As a result of the Pandemic, our global workforce rapidly shifted to a work-from-home environment beginning in mid-March 2020. We have concluded that the changes to the working environment as a result of this shift did not have a material effect on our internal control over financial reporting during the fourth quarter.

There were no other changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2020 identified in connection with the evaluation thereof by our management, including the Chief Executive Officer and Chief Financial Officer, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s annual report on internal control over financial reporting and the report of our independent registered public accounting firm appears in Part II, Item 8. Financial Statements and Supplementary Data of this Annual Report on Form 10-K.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this item is incorporated herein by reference to the sections entitled “Proposal 1 — Election of Directors,” “Corporate Governance and Board Matters,” and “Executive Officers” in our definitive Proxy Statement (the “Proxy Statement”) for the Annual Meeting of Stockholders to be held in the second quarter of 2021. We intend to file the Proxy Statement within 120 days after the end of our fiscal year (i.e., on or before April 30, 2021). Our Code of Conduct applicable to directors and all employees, including senior financial officers, is available on our website at www.marketaxess.com. If we make any amendments to our Code of Conduct that are required to be disclosed pursuant to the Exchange Act, we will make such disclosures on our website.

Item 11. Executive Compensation.

The information required by this item is incorporated herein by reference to the sections entitled “Compensation Discussion and Analysis,” “Report of the Compensation and Talent Committee of the Board of Directors,” “Executive Compensation” and “Corporate Governance and Board Matters – Directors’ compensation” in our Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item with respect to the security ownership of certain beneficial owners and management is incorporated herein by reference to the section entitled “Security Ownership of Certain Beneficial Owners and Management” in our Proxy Statement.

Equity Compensation Plan Information

The following table provides certain information regarding common stock authorized for issuance under our incentive plans as of December 31, 2020:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)
Equity compensation plans approved by stockholders	387,372	$223.60	2,531,199

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
2.1

Unit Purchase Agreement, dated as of August 12, 2019, by and among MarketAxess Holdings Inc., LiquidityEdge LLC, each of the Sellers identified therein, RF7 LLC (as the Sellers’ Representative) and David Rutter (solely for purposes of Section 6.7 thereof) (incorporated by reference to Exhibit 2.1 to the registrant’s Quarterly Report on Form 10-Q dated October 25, 2019)

2.1(a)

Amendment No. 1 to Unit Purchase Agreement, dated as of November 1, 2019, by and between MarketAxess Holdings Inc. and RF7 LLC (as the Sellers’ Representative) (incorporated by reference to Exhibit 2.1(a) to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2019)

3.1(a)

Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.2 to Amendment No.2 to the registrant’s Registration Statement on Form S-1 dated May 7, 2004 (Registration No. 333-112718))

3.1(b)

Form of Certificate of Designation of Series A Preferred Stock of MarketAxess Holdings Inc. (incorporated by reference to Exhibit 3.1 to the registrant’s Registration Statement on Form 8-A dated June 3, 2008)

3.2(a)	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.4 to Amendment No.2 to the registrant’s Registration Statement on Form S-1 dated May 7, 2004 (Registration No. 333-112718))
3.2(b)	Amendment No. 1 to the Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K dated January 25, 2013)
4.1	Specimen Common Stock certificate (incorporated by reference to Exhibit 4.1 to Amendment No. 2 to the registrant’s Registration Statement on Form S-1 dated May 7, 2004 (Registration No. 333-112718))
4.2(a)	See Exhibits 3.1 for provisions defining the rights of holders of common stock and non-voting common stock of the registrant
4.2(b)	See Exhibits 3.2 for provisions defining the rights of holders of common stock and non-voting common stock of the registrant
4.3	Description of registrant’s securities (incorporated by reference to Exhibit 4.3 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2019)
10.1	MarketAxess Holdings Inc. 2020 Equity Incentive Plan (incorporated by reference to Exhibit 99.1 to the registrant’s Registration Statement on Form S-8 filed on June 10, 2020)#
10.2(a)

MarketAxess Holdings Inc. 2012 Incentive Plan as Amended and Restated Effective June 7, 2016 (incorporated by reference to Appendix A to the registrant’s Proxy Statement for its Annual Meeting for Stockholders held on June 7, 2016, filed on April 25, 2016)#

10.2(b)

Amendment Number One to the MarketAxess Holdings Inc. 2012 Incentive Plan as Amended and Restated Effective June 7, 2016 (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K dated April 21, 2017)#

10.2(c)

Amendment to the MarketAxess Holdings Inc. 2012 Incentive Plan (Amended and Restated Effective June 7, 2016), as amended (incorporated by reference to Appendix A to the registrant’s Proxy Statement for its Annual Meeting of Stockholders held on June 7, 2018, filed April 25, 2018)#

Number	Description
10.3

MarketAxess Holdings Inc. 2004 Annual Performance Incentive Plan (incorporated by reference to Exhibit 10.11 to Amendment No. 2 to the registrant’s Registration Statement on Form S-1 dated May 7, 2004 (Registration No. 333-112718))#

10.4*	MarketAxess Holdings Inc. Employee Stock Purchase Plan#
10.5	Form of Indemnification Agreement for Directors (incorporated by reference to Exhibit 10.2 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017)#
10.6

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

10.7(c)

Form of Restricted Stock Unit Agreement (cliff vesting) for Christopher R. Concannon pursuant to the MarketAxess Holdings Inc. 2012 Incentive Plan (incorporated by reference to Exhibit 10.5 to the registrant’s Current Report on Form 8-K dated January 4, 2019)#

10.7(d)

Guidelines for Restricted Stock Units granted under the MarketAxess Holdings Inc. 2012 Incentive Plan (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K dated January 19, 2011)#

10.8

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

10.9(b)

Form of Incentive Stock Option Agreement pursuant to the MarketAxess Holdings Inc. 2012 Incentive Plan (incorporated by reference to Exhibit 10.3 to the registrant’s Current Report on Form 8-K dated January 22, 2016)#

10.9(c)

Form of Incentive Stock Option Agreement for Christopher R. Concannon pursuant to the MarketAxess Holdings Inc. 2012 Incentive Plan (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K dated January 4, 2019)#

10.10(a)

Employment Letter Agreement, dated as of January 15, 2015, by and between MarketAxess Holdings Inc. and Richard M. McVey (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K dated January 15, 2015)#

10.10(b)

Amendment to Richard M. McVey Employment Agreement, dated as of January 12, 2017, by and between MarketAxess Holdings Inc. and Richard M. McVey (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K dated January 6, 2017)#

10.10(c)

Second Amendment to Richard M. McVey Employment Agreement, dated as of November 6, 2018, by and between MarketAxess Holdings Inc. and Richard M. McVey (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K dated November 6, 2018)#

Number	Description
10.10(d)

Incentive Stock Option Agreement, dated as of November 8, 2018, by and between MarketAxess Holdings Inc. and Richard M. McVey (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K dated November 6, 2018)#

10.10(e)

Incentive Stock Option Agreement, dated as of November 8, 2018, by and between MarketAxess Holdings Inc. and Richard M. McVey (incorporated by reference to Exhibit 10.3 to the registrant’s Current Report on Form 8-K dated November 6, 2018)#

10.10(f)

Performance Award Agreement, dated as of November 8, 2018, by and between MarketAxess Holdings Inc. and Richard M. McVey (incorporated by reference to Exhibit 10.4 to the registrant’s Current Report on Form 8-K dated November 6, 2018)#

10.10(g)

Performance Award Agreement, dated as of November 8, 2018, by and between MarketAxess Holdings Inc. and Richard M. McVey (incorporated by reference to Exhibit 10.5 to the registrant’s Current Report on Form 8-K November 6, 2018)#

10.11(a)

Contract of Employment, dated March 15, 2017, between MarketAxess Europe Limited and Christophe Roupie (incorporated by reference to Exhibit 10.4 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017)#

10.11(b)

Restricted Stock Agreement Pursuant to the MarketAxess Holdings Inc. 2012 Incentive Plan, dated as of April 1, 2017, by and between MarketAxess Holdings, Inc. and Christophe Roupie (incorporated by reference to Exhibit 10.11(b) to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2019)#

10.11(c)

Amendment, dated as of August 14, 2017, to the Restricted Stock Agreement, dated April 1, 2017, between MarketAxess Holdings Inc. and Christophe Roupie (incorporated by reference to Exhibit 10.1 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017)#

10.12

Employment Letter Agreement, dated as of January 7, 2019, by and between MarketAxess Holdings Inc. and Christopher R. Concannon (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K dated January 4, 2019)#

10.13*	Form of Restricted Stock Unit Agreement (Deferred) for U.S. based Executive Officers pursuant to the MarketAxess Holdings Inc. 2020 Equity Incentive Plan#
10.14*	Form of Restricted Stock Unit Agreement (Non-Deferred) for U.S. based Executive Officers pursuant to the MarketAxess Holdings Inc. 2020 Equity Incentive Plan#
10.15*	Guidelines for Restricted Stock Units granted under the MarketAxess Holdings Inc. 2020 Equity Incentive Plan#
10.16*	Form of Performance Stock Unit Agreement for U.S. based Executive Officers pursuant to the MarketAxess Holdings Inc. 2020 Equity Incentive Plan#
10.17*	Form of Incentive Stock Option Agreement U.S. based Executive Officers pursuant to the MarketAxess Holdings Inc. 2012 Incentive Plan#
10.18*	Form of Restricted Stock Agreement for U.K. based Executive Officers pursuant to the MarketAxess Holdings Inc. 2020 Equity Incentive Plan#
10.19*	Form of Restricted Stock Agreement (Performance) for U.K. based Executive Officers pursuant to the MarketAxess Holdings Inc. 2020 Equity Incentive Plan#
10.20*	Form of Restricted Stock Agreement for Directors pursuant to the MarketAxess Holdings Inc. 2020 Equity Incentive Plan#
10.21*	Form of Restricted Stock Unit Agreement for Directors pursuant to the MarketAxess Holdings Inc. 2020 Equity Incentive Plan#

Number	Description
10.22

Severance Protection Agreement, dated as of July 31, 2020, by and between MarketAxess and Antonio DeLise (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K dated July 31, 2020)#

10.23

Severance Protection Agreement, dated as of July 31, 2020, by and between MarketAxess and Scott Pintoff (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K dated July 31, 2020)#

10.24

Severance Protection Agreement, dated as of July 31, 2020, by and between MarketAxess and Kevin McPherson (incorporated by reference to Exhibit 10.3 to the registrant’s Current Report on Form 8-K dated July 31, 2020)#

10.25

Severance Protection Agreement, dated as of July 31, 2020, by and between MarketAxess and Nick Themelis (incorporated by reference to Exhibit 10.4 to the registrant’s Current Report on Form 8-K dated July 31, 2020)#

10.26

MarketAxess Europe Limited Severance Protection Agreement, dated as of July 31, 2020, by and between MarketAxess Europe and Christophe Roupie (incorporated by reference to Exhibit 10.5 to the registrant’s Current Report on Form 8-K dated July 31, 2020)#

10.27*	Form of Amendment of Severance Protection Agreement for U.S. based Executive Officers#
10.28*	Form of Amendment of Severance Protection Agreement for U.K. based Executive Officers#
10.29(a)

Amended and Restated Credit Agreement, dated as of October 30, 2015, among MarketAxess Holdings Inc., a Delaware corporation, the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K dated November 3, 2015)

10.29(b)

Amended and Restated Guarantee Agreement, dated as of October 30, 2015, by and among MarketAxess Technologies Inc., as initial guarantor, and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K dated November 3, 2015)

10.29(c)

Amended and Restated Pledge and Security Agreement, dated as of October 30, 2015, by and between MarketAxess Holdings Inc., a Delaware corporation, as borrower, MarketAxess Technologies Inc., as guarantor, and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.3 to the registrant’s Current Report on Form 8-K dated November 3, 2015)

10.29(d)

Omnibus Amendment, dated October 19, 2017, by and among MarketAxess Holdings Inc., the other loan parties party hereto, the lenders party hereto and JPMorgan Chase Bank, N.A. (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K dated October 18, 2017)

10.29(e)

Second Amendment, dated October 14, 2019, to Amended and Restated Credit Agreement by and among MarketAxess Holdings Inc., the other loan parties party thereto, the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K dated October 17, 2019)

10.29(f)

Third Amendment, dated as of August 19, 2020, to Amended and Restated Credit Agreement by and among MarketAxess Holdings., the other loan parties party thereto, the lenders party thereto and JPMorgan Chase Bank, N.A. as administrative agent (incorporated by reference to Exhibit 10.6 to the registrant’s Quarterly Report on Form 10-Q dated October 30, 2020)

10.29(g)

Fourth Amendment, dated October 8, 2020, to Amended and Restated Credit Agreement by and among MarketAxess Holdings Inc., the other loan parties party thereto, the lenders party thereto and JPMorgan Chase Bank, N.A. as administrative agent (incorporated by reference to Exhibit 10.7 to the registrant’s Quarterly Report on Form 10-Q dated October 30, 2020)

10.30

Credit Agreement, dated as of November 13, 2020, among MarketAxess Holdings Inc., a Delaware corporation, the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K dated November 18, 2020)

21.1*	Subsidiaries of the Registrant

Number	Description
23.1*	Consent of PricewaterhouseCoopers LLP
31.1*	Certification by Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification by Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
104	The cover page from the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 has been formatted in Inline XBRL and is included in Exhibits 101.

*	Filed herewith.

#   Management contract or compensatory plan or arrangement.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MARKETAXESS HOLDINGS INC.

By:	/s/ RICHARD M. MCVEY
Richard M. McVey
Chief Executive Officer

Date:	February 19, 2021

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title(s)	Date

/s/ RICHARD M. MCVEY Richard M. McVey	Chief Executive Officer and Chairman of the Board of Directors (principal executive officer)	February 19, 2021

/s/ ANTONIO L. DELISE Antonio L. DeLise	Chief Financial Officer (principal financial and accounting officer)	February 19, 2021

/s/ CHRISTOPHER R. CONCANNON Christopher R. Concannon	Director, President and Chief Operating Officer	February 19, 2021

/s/ NANCY ALTOBELLO	Director	February 19, 2021
Nancy Altobello

/s/ STEVEN L. BEGLEITER	Director	February 19, 2021
Steven L. Begleiter

/s/ STEPHEN P. CASPER	Director	February 19, 2021
Stephen P. Casper

/s/ JANE CHWICK	Director	February 19, 2021
Jane Chwick

/s/ WILLIAM CRUGER	Director	February 19, 2021
William Cruger

/s/ KOURTNEY GIBSON	Director	February 19, 2021
Kourtney Gibson

/s/ JUSTIN GMELICH	Director	February 19, 2021
Justin Gmelich

/s/ RICHARD G. KETCHUM	Director	February 19, 2021
Richard G. Ketchum
/s/ EMILY PORTNEY	Director	February 19, 2021
Emily Portney

/s/ RICHARD PRAGER	Director	February 19, 2021
Richard Prager
/s/ JOHN STEINHARDT	Director	February 19, 2021
John Steinhardt