Form 10-Q
period 2021-03-31
MARKETAXESS HOLDINGS INC
filed 2021-04-28
CIK 1278021

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

or

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

As of April 23, 2021, the number of shares of the Registrant’s voting common stock outstanding was 37,982,694.

MARKETAXESS HOLDINGS INC.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2021

PART I — Financial Information

Item 1. Financial Statements

MARKETAXESS HOLDINGS INC.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Unaudited)

	As of
	March 31, 2021	December 31, 2020
	(In thousands, except share and per share amounts)
ASSETS
Cash and cash equivalents	$390,915	$460,858
Cash segregated under federal regulations	50,083	50,059
Investments, at fair value	24,308	28,111
Accounts receivable, net of allowance of $107 and $163 as of March 31, 2021 and December 31, 2020, respectively	87,452	79,577
Receivables from broker-dealers, clearing organizations and customers	564,957	279,915
Goodwill	147,388	147,388
Intangible assets, net of accumulated amortization	90,945	95,354
Furniture, equipment, leasehold improvements and capitalized software, net of accumulated depreciation and amortization	88,655	85,204
Operating lease right-of-use assets	75,223	75,924
Prepaid expenses and other assets	25,943	29,039
Total assets	$1,545,869	$1,331,429

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Accrued employee compensation	$28,223	$62,326
Payables to broker-dealers, clearing organizations and customers	308,268	133,326
Income and other tax liabilities	48,193	42,750
Accounts payable, accrued expenses and other liabilities	80,202	44,354
Operating lease liabilities	92,750	93,612
Total liabilities	557,636	376,368

Commitments and Contingencies (Note 13)

Stockholders' equity
Preferred stock, $0.001 par value, 4,855,000 shares authorized, no shares issued and outstanding as of March 31, 2021 and December 31, 2020	$—	$—
Series A Preferred Stock, $0.001 par value, 110,000 shares authorized, no shares issued and outstanding as of March 31, 2021 and December 31, 2020	—	—
Common stock voting, $0.003 par value, 110,000,000 shares authorized, 40,830,772 shares and 40,851,100 shares issued and 37,985,818 shares and 38,005,330 shares outstanding as of March 31, 2021 and December 31, 2020, respectively	123	123
Common stock non-voting, $0.003 par value, 10,000,000 shares authorized, no shares issued and outstanding as of March 31, 2021 and December 31, 2020	—	—
Additional paid-in capital	309,988	329,742
Treasury stock - Common stock voting, at cost, 2,844,954 and 2,845,770 shares as of March 31, 2021 and December 31, 2020, respectively	(170,043)	(169,523)
Retained earnings	854,747	799,369
Accumulated other comprehensive loss	(6,582)	(4,650)
Total stockholders' equity	988,233	955,061
Total liabilities and stockholders' equity	$1,545,869	$1,331,429

The accompanying notes are an integral part of these consolidated financial statements.

MARKETAXESS HOLDINGS INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
	2021	2020
	(In thousands, except per share amounts)
Revenues
Commissions	$175,838	$155,954
Information services	9,162	8,642
Post-trade services	10,261	4,153
Other	203	229
Total revenues	195,464	168,978

Expenses
Employee compensation and benefits	48,088	41,194
Depreciation and amortization	11,779	8,067
Technology and communications	10,036	8,161
Professional and consulting fees	9,640	5,675
Occupancy	3,317	3,474
Marketing and advertising	1,204	2,675
Clearing costs	4,694	5,510
General and administrative	3,232	3,133
Total expenses	91,990	77,889
Operating income	103,474	91,089
Other income (expense)
Investment income	107	1,269
Interest expense	(191)	—
Other, net	(1,589)	(656)
Total other income (expense)	(1,673)	613
Income before income taxes	101,801	91,702
Provision for income taxes	21,344	16,886
Net income	$80,457	$74,816

Net income per common share
Basic	$2.15	$2.01
Diluted	$2.11	$1.96

Cash dividends declared per common share	$0.66	$0.60

Weighted average shares outstanding
Basic	37,470	37,303
Diluted	38,155	38,075

The accompanying notes are an integral part of these consolidated financial statements.

MARKETAXESS HOLDINGS INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended March 31,
	2021	2020
	(In thousands)
Net income	$80,457	$74,816
Net cumulative translation adjustment and foreign currency exchange hedge, net of tax of $(413) and $2,441, respectively	(1,932)	(3,859)
Net unrealized (loss) on securities available-for-sale, net of tax of $(155)	—	(491)
Comprehensive income	$78,525	$70,466

The accompanying notes are an integral part of these consolidated financial statements.

MARKETAXESS HOLDINGS INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

	Common Stock Voting	Additional Paid-In Capital	Treasury Stock - Common Stock Voting	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
	(In thousands, except per share amounts)

Balance at January 1, 2021	$123	$329,742	$(169,523)	$799,369	$(4,650)	$955,061
Net income	—	—	—	80,457	—	80,457
Cumulative translation adjustment and foreign currency exchange hedge, net of tax	—	—	—	—	(1,932)	(1,932)
Stock-based compensation	—	7,424	—	—	—	7,424
Exercise of stock options	—	244	—	—	—	244
Withholding tax payments on restricted stock vesting and stock option exercises	—	(27,422)	—	—	—	(27,422)
Repurchases of common stock	—	—	(520)	—	—	(520)
Cash dividend on common stock ($0.66 per share)	—	—	—	(25,079)	—	(25,079)
Balance at March 31, 2021	$123	$309,988	$(170,043)	$854,747	$(6,582)	$988,233

	Common Stock Voting	Additional Paid-In Capital	Treasury Stock - Common Stock Voting	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
	(In thousands, except per share amounts)

Balance at January 1, 2020	$122	$342,541	$(153,388)	$591,086	$(10,270)	$770,091
Net income	—	—	—	74,816	—	74,816
Cumulative translation adjustment and foreign currency exchange hedge, net of tax	—	—	—	—	(3,859)	(3,859)
Unrealized net loss on securities available-for-sale, net of tax	—	—	—	—	(491)	(491)
Stock-based compensation	—	6,677	—	—	—	6,677
Exercise of stock options	—	80	—	—	—	80
Withholding tax payments on restricted stock vesting and stock option exercises	—	(21,243)	—	—	—	(21,243)
Repurchases of common stock	—	—	(5,415)	—	—	(5,415)
Cash dividend on common stock ($0.60 per share)	—	—	—	(22,773)	—	(22,773)
Balance at March 31, 2020	$122	$328,055	$(158,803)	$643,129	$(14,620)	$797,883

The accompanying notes are an integral part of these consolidated financial statements.

MARKETAXESS HOLDINGS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2021	2020
	(In thousands)
Cash flows from operating activities
Net income	$80,457	$74,816
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	11,779	8,067
Amortization of operating lease right-of-use assets	1,664	1,645
Stock-based compensation expense	7,424	6,677
Deferred taxes	591	2,734
Other	(74)	2,036
Changes in operating assets and liabilities:
(Increase) in accounts receivable	(7,880)	(31,640)
(Increase) in receivables from broker-dealers, clearing organizations and customers	(270,491)	—
Decrease in prepaid expenses and other assets	3,082	8,539
Decrease in trading investments	5,495	56,394
(Increase) in mutual funds held in rabbi trust	(1,613)	(289)
(Decrease) in accrued employee compensation	(34,103)	(25,436)
Increase in payables to broker-dealers, clearing organizations and customers	174,942	—
Increase in income and other tax liabilities	4,814	1,950
Increase in accounts payable, accrued expenses and other liabilities	2,599	16,392
(Decrease) in operating lease liabilities	(1,845)	(1,516)
Net cash (used in) provided by operating activities	(23,159)	120,369
Cash flows from investing activities
Acquisition of business	—	(533)
Available-for-sale investments
Proceeds from maturities and sales	—	45,154
Purchases	—	(8,995)
Purchases of furniture, equipment and leasehold improvements	(4,257)	(4,291)
Capitalization of software development costs	(8,075)	(6,778)
Net cash (used in) provided by investing activities	(12,332)	24,557
Cash flows from financing activities
Cash dividend on common stock	(25,454)	(23,244)
Exercise of stock options	244	80
Withholding tax payments on restricted stock vesting and stock option exercises	(27,422)	(21,243)
Repurchases of common stock	(520)	(5,415)
Proceeds from short-term borrowings	69,302	—
Repayments of short-term borrowings	(35,000)	—
Net cash (used in) financing activities	(18,850)	(49,822)
Effect of exchange rate changes on cash and cash equivalents	(1,027)	(3,360)
Cash and cash equivalents including restricted cash
Net (decrease) increase for the period	(55,368)	91,744
Beginning of period	608,050	274,253
End of period	$552,682	$365,997

Supplemental cash flow information
Non-cash activity
Operating lease right-of-use assets obtained in exchange for operating lease liabilities	$878	$674

The accompanying notes are an integral part of these consolidated financial statements.

MARKETAXESS HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Organization and Principal Business Activity

MarketAxess Holdings Inc. (the “Company” or “MarketAxess”) was incorporated in the State of Delaware on April 11, 2000. Through its subsidiaries, MarketAxess operates leading electronic trading platforms delivering expanded liquidity opportunities, improved execution quality and significant cost savings across global fixed-income markets. Over 1,800 institutional investor and broker-dealer firms are active users of MarketAxess’ patented trading technology, accessing global liquidity on its platforms in U.S. investment-grade bonds, U.S. high-yield bonds, U.S. Treasuries, emerging market debt, Eurobonds and other fixed-income securities. Through its Open Trading® protocols, MarketAxess executes bond trades between and among institutional investor and broker-dealer clients in the leading all-to-all anonymous trading environment for corporate bonds. MarketAxess also offers a number of trading-related products and services, including: Composite+™ pricing and other market data products to assist clients with trading decisions; auto-execution and other execution services for clients requiring specialized workflow solutions; connectivity solutions that facilitate straight-through processing; and technology services to optimize trading environments. The Company also provides a range of pre- and post-trade services, including trade matching, trade publication, regulatory transaction reporting and market and reference data across a range of fixed-income and other products.

2. Significant Accounting Policies

Basis of Presentation

The consolidated financial statements include the accounts of the Company and its subsidiaries. All intercompany transactions and balances have been eliminated. These consolidated financial statements are unaudited and should be read in conjunction with the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020. The consolidated financial information as of December 31, 2020 has been derived from audited financial statements not included herein. These unaudited consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) with respect to Form 10-Q and reflect all adjustments that, in the opinion of management, are normal and recurring, and that are necessary for a fair statement of the results for the interim periods presented. In accordance with such rules and regulations, certain disclosures that are normally included in annual financial statements have been omitted. Interim period operating results may not be indicative of the operating results for a full year. Certain reclassifications have been made to the prior periods’ consolidated financial statements in order to conform to the current period presentation. Such reclassifications are immaterial, individually and in the aggregate, to both current and all previously issued financial statements taken as a whole and have no effect on previously reported net income.

Accounting Pronouncements, Not Yet Adopted

In March 2020, the Financial Accounting Standards Board (“FASB”) issued ASU 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting” (the “ASU”), which is designed to ease the potential burden in accounting for the transition away from the London Inter-bank Offered Rate (“LIBOR”). The ASU applies to contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued and replaced with alternative reference rates as a result of reference rate reform. The ASU provides optional expedients and exceptions for applying U.S. GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The ASU was effective for all entities as of March 12, 2020 and can be adopted from this date through December 31, 2022. The Company does not expect adoption of this ASU to have a material impact on its Consolidated Financial Statements.

Cash and Cash Equivalents

The Company defines cash equivalents as short-term interest-bearing investments with maturities at the time of purchase of three months or less.

Investments

The Company determines the appropriate classification of securities at the time of purchase which are recorded in the Consolidated Statements of Financial Condition on the trade date. Securities are classified as available-for-sale or trading. Available-for-sale investments are carried at fair value with the unrealized gains or losses reported in accumulated other comprehensive loss in the Consolidated Statements of Financial Condition. Trading investments include investment grade corporate debt securities carried at fair value, with realized and unrealized gains or losses included in other, net in the Consolidated Statements of Operations.

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

Receivables from and Payables to Broker-dealers, Clearing Organizations and Customers

Receivables from broker-dealers, clearing organizations and customers include amounts receivable for securities not delivered by the Company to the purchaser by the settlement date (‘‘securities failed-to-deliver’’) and cash deposits held at clearing organizations and clearing brokers to facilitate the settlement and clearance of matched principal transactions. Payables to broker-dealers, clearing organizations and customers include amounts payable for securities not received by the Company from a seller by the settlement date (‘‘securities failed-to-receive’’). Securities failed-to-deliver and securities failed-to-receive for transactions executed between and among institutional investor and broker-dealer clients on a matched principal basis where the Company serves as a counterparty to both the buyer and the seller are recorded on a settlement date basis. The Company presents its securities failed-to-deliver and securities failed-to-receive balances on a net-by-counterparty basis within receivables from and payables to broker-dealers, clearing organizations and customers. The difference between the Company’s trade-date receivables and payables for unsettled matched principal transactions reflects commissions earned and is recorded within accounts receivable, net on a trade-date basis.

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

Cloud Computing Costs

The Company capitalizes certain costs associated with cloud computing arrangements, including, among other items, employee compensation and related benefits and third party consulting costs that are part of the application development stage. These costs are setup as a prepaid asset on the Consolidated Statement of Financial Condition and are amortized over the period of the hosting service contract. The Company reviews the amounts capitalized for impairment whenever events or changes in circumstances indicate that the carrying amounts of the assets may not be recoverable.

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

Commission Revenue – The Company charges its broker-dealer clients variable transaction fees for trades executed on its platform and, under certain plans, distribution fees or monthly minimum fees to use the platform for a particular product area. Variable transaction fees are recognized on a trade date basis, are generally calculated as a percentage of the notional dollar volume of bonds traded on the platforms and vary based on the type, size, yield and maturity of the bond traded, as well as individual client incentives. Bonds that are more actively traded or that have shorter maturities generally generate lower commissions, while bonds that are less actively traded or that have longer maturities generally command higher commissions. Under the Company’s disclosed trading transaction fee plans, variable transaction fees, distribution fees and unused monthly fee commitments are invoiced and recorded on a monthly basis.

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

	Three Months Ended March 31,
	2021	2020
	(In thousands)
Commission revenue by fee type
Variable transaction fees
Disclosed trading	$98,818	$84,245
Open Trading - matched principal trading	46,320	40,358
U.S. Treasuries - matched principal trading	3,260	4,563
Total variable transaction fees	148,398	129,166
Distribution fees and unused minimum fees	27,440	26,788
Total commissions	$175,838	$155,954

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

	Three Months Ended March 31,
	2021	2020
	(In thousands)
Information services revenue by timing of recognition
Services transferred over time	$9,045	$7,806
Services transferred at a point in time	117	836
Total information services revenues	$9,162	$8,642

Post-trade services – Post-trade services revenue is generated from regulatory transaction reporting, trade publication and trade matching services. Customers are generally billed in the current month or monthly in arrears and revenue is recognized in the period transactions are processed. Revenues billed in advance are deferred and recognized ratably over the contract period. The Company also generates one-time implementation fees for onboarding clients which are invoiced and recognized in the period the implementation is completed. The following table presents post-trade services revenue by timing of recognition:

	Three Months Ended March 31,
	2021	2020
	(In thousands)
Post-trade services revenue by timing of recognition
Services transferred over time	$10,020	$4,150
Services transferred at a point in time	241	3
Total post-trade services revenues	$10,261	$4,153

Other revenues – Other revenues primarily includes revenue from telecommunications line charges to broker-dealer clients.

Contract liabilities consist of deferred revenues that the Company records when cash payments are received or due in advance of services to be performed. The revenue recognized from contract liabilities and the remaining balance is shown below:

	December 31, 2020	Payments received in advance of services to be performed	Revenue recognized for services performed during the period	Foreign Currency Translation	March 31, 2021
	(In thousands)
Information services	$3,203	$2,417	$(2,454)	$—	$3,166
Post-trade services	1,045	4,607	(4,003)	10	1,659
Total deferred revenue	$4,248	$7,024	$(6,457)	$10	$4,825

The majority of the Company’s contracts are short-term in nature with durations of less than one year. For contracts with original durations extending beyond one year, the aggregate amount of the transaction price allocated to remaining performance obligations was $21.6 million as of March 31, 2021. The Company expects to recognize revenue associated with the remaining performance obligations over the next 30 months.

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

3. Regulatory Capital Requirements

Certain U.S. subsidiaries of the Company are registered as a broker-dealer or swap execution facility (“SEF”) and therefore are subject to the applicable rules and regulations of the SEC and the Commodity Futures Trading Commission (“CFTC”). These rules contain minimum net capital requirements, as defined in the applicable regulations, and also may require that a significant part of the registrants’ assets be kept in relatively liquid form. Certain of the Company’s foreign subsidiaries are regulated by the Financial Conduct Authority (“FCA”) in the U.K. or other foreign regulators and must maintain financial resources, as defined in the applicable regulations, in excess of the applicable financial resources requirement. As of March 31, 2021, each of the Company’s subsidiaries that are subject to these regulations had net capital or financial resources in excess of their minimum requirements. As of March 31, 2021, the Company’s subsidiaries maintained aggregate net capital and financial resources that were $493.5 million in excess of the required levels of $31.1 million.

One of the Company’s U.S. broker-dealer subsidiaries is required to segregate funds in a special reserve bank account for the benefit of customers pursuant to Rule 15c3-3 of the Securities Exchange Act of 1934. As of March 31, 2021, the broker-dealer subsidiary had a balance of $50.1 million in its special reserve bank account.

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

	Level 1	Level 2	Level 3	Total
	(In thousands)
As of March 31, 2021
Money market funds	$11,327	$—	$—	$11,327
Trading securities
Corporate debt	—	13,806	—	13,806
Mutual funds held in rabbi trust	—	10,502	—	10,502
Foreign currency forward position	—	(1,349)	—	(1,349)
Total	$11,327	$22,959	$—	$34,286

As of December 31, 2020
Money market funds	$20,856	$—	$—	$20,856
Trading securities
Corporate debt	—	19,222	—	19,222
Mutual funds held in rabbi trust	—	8,889	—	8,889
Foreign currency forward position	—	(805)	—	(805)
Total	$20,856	$27,306	$—	$48,162

Securities classified within Level 2 were valued using a market approach utilizing prices and other relevant information generated by market transactions involving comparable assets. The foreign currency forward contracts are classified within Level 2 as the valuation inputs are based on quoted market prices. The mutual funds held in a rabbi trust represent investments associated with the Company’s deferred cash incentive plan. There were no financial assets classified within Level 3 during the three months ended March 31, 2021 and 2020.

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

	Carrying Value	Fair Value	Level 1	Level 2	Level 3	Total
	(In thousands)
As of March 31, 2021
Financial assets not measured at fair value:
Cash and cash equivalents	$390,915	$390,915	$390,915	$—	$—	$390,915
Cash segregated under federal regulations	50,083	50,083	50,083	—	—	50,083
Accounts receivable, net of allowance	87,452	87,452	87,452	—	—	87,452
Receivables from broker-dealers, clearing organizations and customers	564,957	564,957	111,594	453,363	—	564,957
Total	$1,093,407	$1,093,407	$640,044	$453,363	$—	$1,093,407

Financial liabilities not measured at fair value:
Payables to broker-dealers, clearing organizations and customers	$308,268	$308,268	$—	$308,268	$—	$308,268

As of December 31, 2020
Financial assets not measured at fair value:
Cash and cash equivalents	$460,858	$460,858	$460,858	$—	$—	$460,858
Cash segregated under federal regulations	50,059	50,059	50,059	—	—	50,059
Accounts receivable, net of allowance	79,577	79,577	—	79,577	—	79,577
Receivables from broker-dealers, clearing organizations and customers	279,915	279,915	97,043	182,872	—	279,915
Total	$870,409	$870,409	$607,960	$262,449	$—	$870,409

Financial liabilities not measured at fair value:
Payables to broker-dealers, clearing organizations and customers	$133,326	$133,326	$—	$133,326	$—	$133,326

The Company enters into foreign currency forward contracts to hedge the net investment in the Company’s U.K. subsidiaries. The Company designates each foreign currency forward contract as a hedge and assesses the risk management objective and strategy, including identification of the hedging instrument, the hedged item and the risk exposure and how effectiveness is to be assessed prospectively and retrospectively. These hedges are for a one-month period and are used to limit exposure to foreign currency exchange rate fluctuations. The fair value of the asset is included in prepaid expenses and other assets and the fair value of the liability is included in accounts payable, accrued expenses and other liabilities in the Consolidated Statements of Financial Condition. Gains or losses on foreign currency forward contracts designated as hedges are included in accumulated other comprehensive loss in the Consolidated Statements of Financial Condition. The following table summarizes the Company’s foreign currency forward position:

	As of
	March 31, 2021	December 31, 2020
	(In thousands)
Notional value	$196,085	$157,057
Fair value of notional	197,434	157,862
Fair value of the (liability)	$(1,349)	$(805)

The following table summarizes the Company’s investments:

	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
	(In thousands)
As of March 31, 2021
Trading securities
Corporate debt	$13,721	$85	$—	$13,806
Mutual funds held in rabbi trust	10,172	330	—	10,502
Total trading securities	23,893	415	—	24,308
Total investments	$23,893	$415	$—	$24,308

As of December 31, 2020
Trading securities
Corporate debt	$19,081	$141	$—	$19,222
Mutual funds held in rabbi trust	7,680	1,209	—	8,889
Total investments	$26,761	$1,350	$—	$28,111

The following table summarizes the fair value of the investments based upon the contractual maturities:

	As of
	March 31, 2021	December 31, 2020
	(In thousands)
Less than one year	$17,191	$18,290
Due in 1 - 5 years	7,117	9,821
Total	$24,308	$28,111

Proceeds from the sales and maturities of investments during the three months ended March 31, 2021 and 2020 were $5.5 million and $111.4 million, respectively.

5. Receivables from and Payables to Broker-dealers, Clearing organizations and Customers

Receivables from and payables to broker-dealers, clearing organizations and customers consisted of the following:

	March 31, 2021	December 31, 2020
Receivables from broker-dealers, clearing organizations and customers:	(In thousands)
Securities failed-to-deliver - broker-dealers	$155,693	$93,294
Securities failed-to-deliver - customers	288,235	87,685
Deposits with clearing organizations and broker-dealers	111,594	97,043
Other	9,435	1,893
Total	$564,957	$279,915

Payables to broker-dealers, clearing organizations and customers:
Securities failed-to-receive - broker-dealers	156,322	70,917
Securities failed-to-receive - customers	144,958	60,784
Other	6,988	1,625
Total	$308,268	$133,326

6. Acquisitions

On November 30, 2020, the Company acquired Regulatory Services GmbH, the pan-European regulatory reporting business of Deutsche Börse Group. The purchase price consists of $22.5 million in cash paid at closing and up to $24.6 million in contingent consideration payable in cash within 18 months of the closing. The Company is accounting for the transaction as a purchase of assets and recorded $37.4 million in amortizable intangible assets as of the acquisition date.

On April 9, 2021, the Company acquired MuniBrokers LLC, a central electronic venue serving municipal bond brokers and dealers. The purchase price consists of $17.0 million in cash paid at closing and up to $25.0 million in contingent consideration payable within approximately two years of the closing.

7. Goodwill and Intangible Assets

Goodwill and intangible assets with indefinite lives was $147.4 million as of March 31, 2021 and December 31, 2020. Intangible assets that are subject to amortization, including the related accumulated amortization, are comprised of the following:

	March 31, 2021			December 31, 2020
	Cost	Accumulated amortization	Net carrying amount	Cost	Accumulated amortization	Net carrying amount
	(In thousands)

Customer relationships	$100,962	$(10,044)	$90,918	$102,696	$(7,369)	$95,327
Technology and other intangibles	6,550	(6,523)	27	6,550	(6,523)	27
Total	$107,512	$(16,567)	$90,945	$109,246	$(13,892)	$95,354

Amortization expense associated with identifiable intangible assets was $2.7 million and $0.7 million for the three months ended March 31, 2021 and 2020, respectively. Estimated total amortization expense associated with the Company’s intangible assets as of March 31, 2021 is $5.7 million, $6.9 million, $7.9 million, $6.7 million and $5.7 million, respectively, for each year from 2021 through 2025.

8. Income Taxes

The provision for income taxes consists of the following:

	Three Months Ended March 31,
	2021	2020
Current:	(In thousands)
Federal	$12,523	$7,766
State and local	3,411	2,910
Foreign	4,819	3,447
Total current provision	20,753	14,123
Deferred:
Federal	602	1,905
State and local	101	352
Foreign	(112)	506
Total deferred provision	591	2,763
Provision for income taxes	$21,344	$16,886

Effective tax rate	21.0%	18.4%

The Company recognized excess tax benefits on share-based payments of $4.0 million and $6.3 million through the provision for income taxes for the three months ended March 31, 2021 and 2020, respectively.

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

9. Stock-Based Compensation Plans

Total stock-based compensation expense was as follows:

	Three Months Ended March 31,
	2021	2020
	(In thousands)
Employees	$7,103	$6,399
Non-employee directors	321	278
Total stock-based compensation	$7,424	$6,677

The Company records stock-based compensation expense for employees in employee compensation and benefits and for non-employee directors in general and administrative expenses in the Consolidated Statements of Operations.

During the three months ended March 31, 2021, the Company granted to employees a total of 32,251 shares of restricted stock or restricted stock units, 15,982 options to purchase shares of common stock and performance-based shares with an expected pay-out at target of 12,185 shares of common stock. The fair value of the restricted stock and performance-based share awards was based on a weighted-average fair value per share at the grant date of $526.50 and $523.00, respectively. Based on the Black-Scholes option pricing model, the weighted-average fair value for each option granted was $138.51 per share.

As of March 31, 2021, the total unrecognized compensation cost related to all non-vested awards was $50.9 million. That cost is expected to be recognized over a weighted-average period of 2.2 years.

10. Earnings Per Share

The following table sets forth basic and diluted weighted average shares outstanding used to compute earnings per share:

	Three Months Ended March 31,
	2021	2020
	(In thousands, except per share amounts)
Basic weighted average shares outstanding	37,470	37,303
Dilutive effect of stock options and restricted stock	685	772
Diluted weighted average shares outstanding	38,155	38,075

Basic earnings per share	$2.15	$2.01
Diluted earnings per share	2.11	1.96

Stock options and restricted stock totaling 61,089 shares and 62,964 shares for the three months ended March 31, 2021 and 2020, respectively, were excluded from the computation of diluted earnings per share because their effect would have been antidilutive. The computation of diluted shares can vary among periods due, in part, to the change in the average price of the Company’s common stock.

11. Credit Agreements and Short-term Financing

Prior Revolving Credit Agreement

In October 2015, the Company entered into an amended and restated credit agreement (the “Prior Credit Agreement”) that provided for revolving loans and letters of credit up to an aggregate of $100.0 million. The Prior Credit Agreement matured on November 13, 2020, when the Company entered into a new one-year credit agreement.

Revolving Credit Agreement

On November 13, 2020, the Company entered into a credit agreement (the “Credit Agreement”) with a syndicate of lenders and JPMorgan Chase Bank, N.A., as administrative agent, that provides aggregate commitments totaling $500.0 million, consisting of a revolving credit facility and a $5.0 million letter of credit sub-limit for standby letters of credit. The Credit Agreement replaced the Prior Credit Agreement and will mature on November 12, 2021, with the Company’s option to request up to two additional 364-day extensions at the discretion of each lender and subject to customary conditions. Subject to satisfaction of certain specified conditions, the Company is permitted to upsize the Credit Agreement by up to $250.0 million in total. As of March 31, 2021, the Company had $1.0 million in letters of credit outstanding and $499.0 million in available borrowing capacity under the Credit Agreement.

Borrowings under the Credit Agreement will bear interest at a rate per annum equal to the base rate or adjusted LIBOR plus an applicable margin that varies with the Company’s consolidated total leverage ratio. The Credit Agreement requires that the Company satisfy certain covenants, which include leverage ratios and minimum earnings before interest, tax, and depreciation and amortization (“EBITDA”) requirements. The Company was in compliance with all applicable covenants at March 31, 2021. The Company incurred no interest expense under the Credit Agreement for the three months ended March 31, 2021.

Collateralized Agreement

In connection with its self-clearing operations, one of the Company’s U.S. broker-dealer subsidiaries entered into an agreement (the “Collateralized Agreement”) with its settlement bank to provide loans to the subsidiary in amounts up to an aggregate of $200.0 million on an uncommitted basis. Borrowings under the Collateralized Agreement are collateralized by securities pledged by the Company’s broker-dealer subsidiary to the settlement bank, subject to applicable haircuts and concentration limits. Borrowings under the Collateralized Agreement will bear interest at a rate per annum equal to the Federal Funds Rate plus 1.00%. The Company incurred less than $0.1 million of interest expense on borrowings under the Collateralized Agreement during the three months ended March 31, 2021. As of March 31, 2021, the Company had no borrowings outstanding and $200.0 million in available borrowing capacity under the Collateralized Agreement.

Short-term Financing

Under an arrangement with its settlement bank, one of the Company’s U.K. subsidiaries received overnight financing in the form of bank overdrafts. The U.K. subsidiary incurred interest expense on such overnight financing of $0.2 million during the three months ended March 31, 2021. As of March 31, 2021, the U.K. subsidiary had $34.3 million of overdrafts payable outstanding which is included within accounts payable, accrued expenses and other liabilities on the Consolidated Statement of Financial Condition.

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

The following table presents the components of lease expense:

		Three Months Ended March 31,
Lease cost:	Classification	2021	2020
		(In thousands)
Operating lease cost	Occupancy	$3,323	$3,449
Operating lease cost for subleased/assigned properties	Other, net	497	536
Variable lease costs	Occupancy	6	16
Sublease income subleased/assigned properties	Other, net	(502)	(536)
Net lease cost		$3,324	$3,465

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

The weighted average remaining lease term (in years) and weighted average discount rate are as follows:

	As of
Lease Term and Discount Rate	March 31, 2021	December 31, 2020
Weighted average remaining lease term (in years)	12.0	12.3
Weighted average discount rate	5.9%	5.9%

The following table presents the maturity of lease liabilities as of March 31, 2021:

(In thousands)
Remainder of 2021	$9,177
2022	10,692
2023	10,451
2024	11,122
2025	11,127
2026 and thereafter	79,095
Total lease payments	131,664
Less: interest	38,914
Operating lease liabilities	$92,750

The Company has entered into agreements that sublease or assign the Company’s lease obligations on two properties to third parties and is contingently liable should the third parties default on future lease obligations through the lease termination dates of February 2022 and May 2022. The aggregate amount of the future lease obligations under these arrangements is $1.7 million as of March 31, 2021.

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

Other

The Company, through certain of its subsidiaries, executes bond transactions between its institutional investor and broker-dealer clients on a matched principal basis by serving as counterparty to both the buyer and the seller in trades. One of the Company’s U.S. broker-dealer subsidiaries operates under a self-clearing model for the settlement of such transactions. The Company’s other U.S. and U.K. subsidiaries settle their transactions through third-party clearing brokers or settlement agents. Settlement typically occurs within one to two trading days after the trade date. Cash settlement of the transaction occurs upon receipt or delivery of the underlying instrument that was traded. Under both the self-clearing and the third-party clearing models, the Company may be exposed to credit risk in the event a counterparty does not fulfill its obligation to complete a transaction or if there is an error in executing a matched principal transaction. Pursuant to the terms of the securities clearing agreements, each third-party clearing broker has the right to charge the Company for any losses they suffer resulting from a counterparty’s failure on any of the Company’s trades. The Company did not record any liabilities or losses with regard to counterparty failures for the three months ended March 31, 2021 and 2020.

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

14. Share Repurchase Program

In January 2019, the Board of Directors authorized a two-year share repurchase program for up to $100.0 million that commenced in April 2019 and expired on March 31, 2021. In January 2021, the Board of Directors authorized a new share repurchase program for up to $100.0 million that commenced on April 1, 2021. For the three months ended March 31, 2021, the Company repurchased 1,050 shares of common stock at a cost of $0.5 million. Shares repurchased under each program will be held in treasury for future use.

15. Segment and Geographic Information

The Company operates an electronic platform for the trading of fixed-income securities and provides related data, analytics, compliance tools and post-trade services. The Company considers its operations to constitute a single business segment because of the highly integrated nature of these products and services, the financial markets in which the Company competes and the Company’s worldwide business activities. The Company believes that results by geographic region or client sector are not necessarily meaningful in understanding its business.

For the three months ended March 31, 2021 and 2020, the U.K. was the only individual foreign country in which the Company had a subsidiary that accounted for 10% or more of the total revenues or total long-lived assets of the Company. Revenues and long-lived assets are attributed to a geographic area based on the location of the particular subsidiary. Long-lived assets are defined as furniture, equipment, leasehold improvements and capitalized software. Revenues for the three months ended March 31, 2021 and 2020 and long-lived assets as of March 31, 2021 and December 31, 2020 were as follows:

	Three Months Ended March 31,
	2021	2020
	(In thousands)
Revenues
Americas	$160,119	$142,637
Europe	29,544	22,419
Asia	5,801	3,922
Total	$195,464	$168,978

	As of
	March 31, 2021	December 31, 2020
	(In thousands)
Long-lived assets, as defined
Americas	$70,812	$68,707
Europe	17,838	16,491
Asia	5	6
Total	$88,655	$85,204

16. Cash and Cash Equivalents and Restricted Cash

The following table provides a reconciliation of cash and cash equivalents together with restricted or segregated cash as reported within the Consolidated Statements of Financial Condition to the sum of the same such amounts shown in the Consolidated Statements of Cash Flows.

	Statement of Financial Condition Location	March 31, 2021	December 31, 2020
		(In thousands)
Cash and cash equivalents	Cash and cash equivalents	$390,915	$460,858
Cash segregated for regulatory purposes	Cash segregated under federal regulations	50,083	50,059
Deposits with clearing organizations and broker-dealers	Receivables from broker-dealers, clearing organizations and customers	111,594	97,043
Other deposits	Prepaid expenses and other assets	90	90
Total		$552,682	$608,050

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

Executive Overview

MarketAxess operates leading electronic trading platforms delivering expanded liquidity opportunities, improved execution quality and significant cost savings across global fixed-income markets. Over 1,800 institutional investor and broker-dealer firms are active users of our patented trading technology, accessing global liquidity on our platforms in U.S. investment-grade bonds, U.S. high-yield bonds, U.S. Treasuries, emerging market debt, Eurobonds and other fixed income securities. Through our Open Trading® protocols, we execute bond trades between and among institutional investor and broker-dealer clients in the leading all-to-all anonymous trading environment for corporate bonds. We also offer a number of trading-related products and services, including: Composite+ TM pricing and other market data products to assist clients with trading decisions; auto-execution and other execution services for clients requiring specialized workflow solutions; connectivity solutions that facilitate straight-through processing; and technology services to optimize trading environments. In addition, we provide a range of pre- and post-trade services, including trade matching, trade publication, regulatory transaction reporting and market and reference data across a range of fixed-income and other products.

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

Our objective is to provide the leading global electronic trading platforms for fixed-income securities, connecting broker-dealers and institutional investors more easily and efficiently, while offering a broad array of trading, information and technology services to market participants across the trading cycle. The key elements of our strategy are:

•	to use our broad network of over 1,800 active institutional investor and broker-dealer participants to drive more clients to our leading electronic fixed-income trading platforms;
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

•

to expand and strengthen our existing service, data and analytical offerings throughout the trading cycle so that we are more fully integrated into the workflow of our broker-dealer and institutional investor clients; and

•

to increase and supplement our internal growth by entering into strategic alliances, or acquiring businesses or technologies that will enable us to enter new markets, provide new products or services, or otherwise enhance the value of our platform to our clients. We acquired Regulatory Services GmbH, the pan-European regulatory reporting business of Deutsche Börse Group (“Regulatory Reporting Hub”) in November 2020, and MuniBrokers LLC, a central electronic venue serving municipal bond inter-dealer brokers and dealers in April 2021.

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

During the first quarter of 2021, the improving economic conditions resulted in lower volatility, tightening credit spreads and a rising interest rate environment. In the first quarter of 2021, market volumes in the U.S. high-grade corporate bonds as reported by Financial Industry Regulatory Authority’s Trade Reporting and Compliance Engine (“TRACE”) increased 7.5% while U.S. high-yield corporate bond market volumes as reported by TRACE decreased 5.5%, compared to the first quarter of 2020. Our trading volume growth remained strong during the first quarter of 2021, as our other credit and U.S. high-grade trading volume increased 18.6% and 10.1%, respectively, compared to the first quarter of 2020.

As a result of the COVID-19 pandemic (the “Pandemic”), we have continued to experience significant changes in our daily operations. In mid-March 2020, we successfully implemented a global work from home mandate for all our employees and we were able to continue to provide our trading platforms and other services to our clients without interruption. In particular, we believe that Open Trading liquidity has been increasingly essential to the functioning of credit markets during the Pandemic, and MarketAxess has played a valuable role keeping our clients connected to the market as traders moved from their centralized trading floors to home offices. During the first several months of the Pandemic, we helped over 10,000 individual users connect to our trading platforms from their homes. Although we have reprioritized certain technology projects due to the changing needs of our clients in the current market environment, we have largely continued with our hiring plans, capital expenditures and the expansion of our trading platforms and services into new jurisdictions.

The global spread of the Pandemic is complex and rapidly-evolving, with authorities around the world implementing numerous measures to try to contain the coronavirus, such as travel bans and restrictions, social distancing, quarantines, stay at home orders, business limitations and vaccinations. While we remain confident that we can continue to maintain business continuity, serve our clients and provide efficient execution in a virtual environment as necessary, we have re-opened our offices and have allowed our employees to return to work, on a voluntary basis, where local regulations permit. The re-opening of offices has created additional risks and operational challenges relating to maintaining the health and safety of our employees. We also anticipate that the full re-opening of our offices may require investments in the design, implementation and enforcement of new workplace safety protocols. These efforts may divert management attention, and the protocols may create logistical challenges for our employees which could adversely impact employee productivity and morale.

We believe that we have sufficient liquidity and flexibility to operate during any future disruptions caused by the Pandemic. While we have experienced increased market volumes and market share since the outbreak, we are cautious of the damaging impact the Pandemic may have on the global economy in the longer-term.

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

In general, we compete on the basis of a number of key factors, including, among others, the liquidity provided on our platform, the magnitude and frequency of price improvement enabled by our platforms, total transaction costs and the quality and speed of execution. We believe that our ability to grow volumes and revenues will largely depend on our performance with respect to these factors.

Our competitive position is also enhanced by the familiarity and integration of our broker-dealer and institutional investor clients with our electronic trading platform and other systems. We have focused on the unique aspects of the credit markets we serve in the development of our platform, working closely with our clients to provide a system that is suited to their needs.

Regulatory Environment

Our business is subject to extensive regulations in the United States and internationally, which may expose us to significant regulatory risk and cause additional legal costs to ensure compliance. The existing legal framework that governs the financial markets is periodically reviewed and amended, resulting in the enactment and enforcement of new laws and regulations that apply to our business. For example, the new administration elected in the 2020 U.S. presidential election may enact regulatory changes that may affect our business. The SEC has recently solicited public comment to obtain information about fixed income electronic trading platforms in order to help the SEC and other regulators evaluate potential regulatory gaps that may exist among such platforms with respect to access to markets, system integrity, surveillance, and transparency, among other things. The impact of any of these reform efforts on us and our operations remains uncertain.

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

As the overall shareof electronic trading grows in global credit products, we are experiencing continued demand for, and growth in, our automated trading solutions. Automated trading volumes rose to $39.1 billion in the first quarter of 2021, up 24.2% from $31.5 billion in the first quarter of 2020. In addition, the use of dealer algorithms is continuing to grow on our platforms, with approximately 4.8 million algorithmic responses in the first quarter of 2021, up 56.7% from the same period last year.

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

Commission Revenue

Commissions are recognized on a trade date basis, are generally calculated as a percentage of the notional dollar volume of bonds traded on our platforms and vary based on the type, size, yield and maturity of the bond traded, as well as individual client incentives. Bonds that are more actively traded or that have shorter maturities are generally charged lower commissions, while bonds that are less actively traded or that have longer maturities generally command higher commissions.

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

Post-trade Services

We generate revenue from regulatory transaction reporting, trade publication and trade matching services. Customers are generally billed in the current month or monthly in arrears and revenue is recognized in the period that the transactions are processed. Revenues billed in advance are deferred and recognized ratably over the contract period. We also generate one-time implementation fees for onboarding clients which are invoiced and recognized in the period the implementation is complete.

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

Technology and Communications. Technology and communications expense consists primarily of costs relating to maintenance on software and hardware, our internal network connections, data center hosting costs, data feeds provided by outside vendors or service providers and U.S. treasuries technology platform licensing fees. The majority of our broker-dealer clients have dedicated high-speed communication lines to our network in order to provide fast data transfer. We charge our broker-dealer clients a monthly fee for these connections, which is recovered against the relevant expenses we incur.

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

Expenses may grow in the future, notably in employee compensation and benefits as we increase headcount to support investment in new products, operational support and geographic expansion, depreciation and amortization due to increased investment in new products and enhancements to our trading platforms, and technology and communication costs. Expenses may also grow due to acquisitions.

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

Critical Accounting Policies and Estimates

This Management’s Discussion and Analysis of Financial Condition and Results of Operations discusses our Consolidated Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the United States, also referred to as U.S. GAAP. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the reported amounts of income and expenses during the reporting periods. We base our estimates and judgments on historical experience and on various other factors that we believe are reasonable under the circumstances. Actual results may differ from these estimates under varying assumptions or conditions. Note 2 of the Notes to our Consolidated Financial Statements includes a summary of the significant accounting policies and methods used in the preparation of our Consolidated Financial Statements. There were no significant changes to our critical accounting policies and estimates during the three months ended March 31, 2021, as compared to those we disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2020.

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

Results of Operations

Three Months Ended March 31, 2021 Compared to Three Months Ended March 31, 2020

The following table summarizes our financial results for the three months ended March 31, 2021 and 2020. Results for the three months ended March 31, 2021 include Regulatory Reporting Hub related revenue of $4.0 million and expenses of $3.6 million, including amortization of acquired intangibles expense of $1.4 million:

	Three Months Ended March 31,
	2021	2020	$ Change	% Change
	($ in thousands, except per share amounts)
Revenues	$195,464	$168,978	$26,486	15.7%
Expenses	91,990	77,889	14,101	18.1
Operating income	103,474	91,089	12,385	13.6
Other income	(1,673)	613	(2,286)	N/M
Income before income taxes	101,801	91,702	10,099	11.0
Provision for income taxes	21,344	16,886	4,458	26.4
Net income	$80,457	$74,816	$5,641	7.5%

Net income per common share - Diluted	$2.11	$1.96	$0.15	7.7%

A 7.8% change in the average foreign currency exchange rates of the British pound sterling compared to the U.S. dollar from the three months ended March 31, 2020 had the effect of increasing each of revenues and expenses by $1.6 million for the three months ended March 31, 2021.

Revenues

Our revenues for the three months ended March 31, 2021 and 2020, and the resulting dollar and percentage changes, were as follows:

	Three Months Ended March 31,
	2021		2020
	($ in thousands)
		% of Revenues		% of Revenues	$ Change	% Change
Commissions	$175,838	90.0%	$155,954	92.3%	$19,884	12.7%
Information services	9,162	4.7	8,642	5.1	520	6.0
Post-trade services	10,261	5.2	4,153	2.5	6,108	147.1
Other	203	0.1	229	0.1	(26)	(11.4)
Total revenues	$195,464	100.0%	$168,978	100.0%	$26,486	15.7%

Commissions. Our commission revenues for the three months ended March 31, 2021 and 2020, and the resulting dollar and percentage changes, were as follows:

	Three Months Ended March 31,
	2021	2020	$ Change	% Change
	($ in thousands)
Variable transaction fees
U.S. high-grade	$65,356	$57,970	$7,386	12.7%
Other credit	78,899	65,610	13,289	20.3
Total credit	144,255	123,580	20,675	16.7
Rates	4,143	5,586	(1,443)	(25.8)
Total variable transaction fees	148,398	129,166	19,232	14.9
Distribution fees
U.S. high-grade	20,970	19,974	996	5.0
Other credit	6,404	6,658	(254)	(3.8)
Total credit	27,374	26,632	742	2.8
Rates	66	156	(90)	(57.7)
Total distribution fees	27,440	26,788	652	2.4
Total commissions	$175,838	$155,954	$19,884	12.7%

U.S. high-grade variable transaction fees increased $7.4 million due to a 10.1% increase in trading volume and a 2.4% increase in average variable transaction fee per million. Other credit variable transaction fees increased $13.3 million due to a 18.6% increase in trading volume and a 1.4% increase in the average variable transaction fee per million. Open Trading credit volume totaled $246.3 billion during the three months ended March 31, 2021, up 20.1%, and represented 31.0% and 31.1% of variable transaction fees for the three months ended March 31, 2021 and 2020, respectively. The 25.8% decrease in variable transaction fees for rates was mainly attributable to lower U.S. Treasury trading volume.

U.S. high-grade distribution fees increased $1.0 million mainly due to the migration of certain dealers from all-variable fee plans to plans that incorporate a monthly distribution fee.

Our trading volumes for the three months ended March 31, 2021 and 2020 were as follows:

	Three Months Ended March 31,
	2021	2020	$ Change	% Change
	($ in millions)
Trading volume data
U.S. high-grade - fixed rate	$349,815	$312,188	$37,627	12.1%
U.S. high-grade - floating rate	13,626	17,806	(4,180)	(23.5)
Total U.S. high grade	363,441	329,994	33,447	10.1
Other credit	391,020	329,753	61,267	18.6
Total credit	$754,461	$659,747	$94,714	14.4%

Rates	1,120,868	1,444,878	(324,010)	(22.4)%

Number of U.S. Trading Days	61	62
Number of U.K. Trading Days	63	64

For volume reporting purposes, transactions in foreign currencies are converted to U.S. dollars at average monthly rates. The 10.1% increase in our U.S. high-grade volume was principally due to an increase in overall market volume coupled with growth in our estimated market share. Estimated U.S. high-grade TRACE volume increased by 7.5% to $1.8 trillion for the three months ended March 31, 2021. Our estimated market share of total U.S. high-grade corporate bond volume increased to 20.5% for the three months ended March 31, 2021 from 20.0% for the three months ended March 31, 2020.

Other credit volumes increased by 18.6% due to increases of 20.5% in high-yield bond volume, 18.0% in emerging markets bond volume, 14.8% in Eurobonds volume, and 75.0% in municipal bonds volume, primarily as a result of increases in estimated market share. Estimated TRACE and Trax® emerging markets and TRACE reported high-yield market volume were down 9.5% and 5.5%, respectively, compared to the three months ended March 31, 2020. Estimated Trax® reported Eurobond market volume was up 1.5% year-over-year. Rates trading volume decreased 22.4% primarily due to a 17.5% decline in U.S. treasuries dealer-to-dealer estimated average daily trading volume.

Our average variable transaction fee per million for the three months ended March 31, 2021 and 2020 was as follows:

	Three Months Ended March 31,
	2021	2020	$ Change	% Change
Average variable transaction fee per million
U.S. high-grade - fixed rate	$185.07	$182.95	$2.12	1.2%
U.S. high-grade - floating rate	45.11	47.96	(2.85)	(5.9)
Total U.S. high-grade	179.83	175.67	4.16	2.4
Other credit	201.78	198.97	2.81	1.4
Total credit	191.20	187.31	3.89	2.1

Rates	3.70	3.87	(0.17)	(4.4)

Total U.S. high-grade average variable transaction fee per million increased 2.4% to $179.83 per million for the three months ended March 31, 2021 due to an increase in the duration of bonds traded on our platforms partially offset by the migration of certain of our broker-dealer clients from an all-variable fee plan to a plan that incorporates a monthly distribution fee. Other credit average variable transaction fee per million increased 1.4% to $201.78 per million for the three months ended March 31, 2021 mainly due to a larger percentage of trading volume in high-yield bonds that command higher fees per million. The decrease in the average variable transaction fee per million for rates products was primarily attributable to the higher mix of U.S. Treasuries trading volumes that command lower fees per million.

Information Services. Information services revenue increased $0.5 million for the three months ended March 31, 2021 mainly due to new data contract revenue of $0.9 million and the positive impact of foreign exchange of $0.3 million, offset by lower non-recurring data sales of $0.7 million.

Post-Trade Services. Post-trade services revenue increased $6.1 million for the three months ended March 31, 2021 principally due to additional regulatory transaction reporting revenue of $4.0 million generated by Regulatory Reporting Hub, which was acquired on November 30, 2020, new SFTR reporting services revenue of $0.5 million and the positive impact of foreign exchange of $0.4 million.

Expenses

The following table summarizes our expenses for the three months ended March 31, 2021 and 2020. Expenses for the three months ended March 31, 2021 include $3.6 million of expenses related to Regulatory Reporting Hub, including amortization of acquired intangibles expense of $1.4 million.

	Three Months Ended March 31,
	2021	2020	$ Change	% Change
	($ in thousands)
Expenses
Employee compensation and benefits	$48,088	$41,194	$6,894	16.7%
Depreciation and amortization	11,779	8,067	3,712	46.0
Technology and communications	10,036	8,161	1,875	23.0
Professional and consulting fees	9,640	5,675	3,965	69.9
Occupancy	3,317	3,474	(157)	(4.5)
Marketing and advertising	1,204	2,675	(1,471)	(55.0)
Clearing costs	4,694	5,510	(816)	(14.8)
General and administrative	3,232	3,133	99	3.2
Total expenses	$91,990	$77,889	$14,101	18.1%

Employee compensation and benefits increased by $6.9 million, primarily due to higher salaries, taxes and benefits on higher employee headcount of $6.4 million and higher stock-based compensation expense of $0.7 million.

Depreciation and amortization increased by $3.7 million primarily due to higher amortization of acquired intangibles expense of $2.0 million and amortization of software development costs of $1.4 million. For the three months ended March 31, 2021 and 2020, $4.3 million and $4.3 million, respectively, of equipment purchases and leasehold improvements and $8.1 million and $6.8 million, respectively, of software development costs were capitalized.

Technology and communications expenses increased by $1.9 million primarily due to higher software subscription costs of $0.6 million, higher cloud hosting costs of $0.5 million and higher market data costs of $0.5 million.

Professional and consulting fees increased $4.0 million mainly due to higher acquisition-related fees of $1.5 million, higher consulting fees associated with our self-clearing initiative of $0.8 milllion, higher IT consulting fees of $0.7 million and higher recruiting fees of $0.5 million.

Marketing and advertising expense decreased $1.5 million due to reduced sales related travel and entertainment activities as a result of the Pandemic.

Clearing costs decreased by $0.8 million primarily due to lower clearing expenses as a result of our self-clearing initiative of $0.4 million and lower clearing expenses associated with U.S. Treasuries matched principal transactions due to lower volumes of $0.4 million. Even though Open Trading credit volume increased 20.1% from the three months ended March 31, 2020, clearing costs as a percentage of Open Trading matched principal trading revenue from credit products decreased from 9.7% to 7.3%.

Other Income (Expense)

Our other income (expense) for the three months ended March 31, 2021 and 2020, and the resulting dollar and percentage changes, were as follows:

	Three Months Ended March 31,
	2021	2020	$ Change	% Change
	($ in thousands)
Investment income	$107	$1,269	$(1,162)	(91.6)%
Interest expense	(191)	—	(191)	NM
Other, net	(1,589)	(656)	(933)	142.2
Total other income (expense)	$(1,673)	$613	$(2,286)	(372.9)%

Investment income decreased by $1.2 million primarily due to lower investment balances resulting from new self-clearing related deposit, reserve and liquidity requirements and a decrease in interest rates.

Interest expense increased by $0.2 million due to short-term overdraft financing activity related to our clearing arrangements during the three months ended March 31, 2021.

Other, net increased by $0.9 million primarily due to an increase in credit facility administration costs of $0.8 million.

Provision for Income Taxes

The provision for income taxes and effective tax rate for the three months ended March 31, 2021 and 2020 were as follows:

	Three Months Ended March 31,
	2021	2020	$ Change	% Change
	($ in thousands)
Provision for income taxes	$21,344	$16,886	$4,458	26.4%

Effective tax rate	21.0%	18.4%

The provision for income taxes reflected $4.0 million and $6.3 million of excess tax benefits related to share-based compensation awards that vested or were exercised during the three months ended March 31, 2021 and 2020, respectively. Our consolidated effective tax rate can vary from period to period depending on geographic mix of our earnings, changes in tax legislation and tax rates and the amount and timing of excess tax benefits related to share-based payments, among other factors.

Liquidity and Capital Resources

During the three months ended March 31, 2021, we have met our funding requirements through cash on hand, internally generated funds and short-term borrowings. Cash and cash equivalents and investments totaled $415.2 million at March 31, 2021. Our investments are generally invested in investment-grade securities. We limit the amounts that can be invested in any single issuer and invest in short- to intermediate-term instruments whose fair values are less sensitive to interest rate changes.

In November 2020, we entered into the Credit Agreement with a syndicate of lenders and JPMorgan, as administrative agent, that provides aggregate commitments totaling $500.0 million, consisting of a revolving credit facility and a $5.0 million letter of credit sub-limit for standby letters of credit. The Credit Agreement replaced the Prior Credit Agreement and will mature on November 12, 2021, with our option to request up to two additional 364-day extensions at the discretion of each lender and subject to customary conditions. As of March 31, 2021, we had $1.0 million in letters of credit outstanding and $499.0 million in available borrowing capacity under the Credit Agreement. See Note 11 to the Consolidated Financial Statements for a discussion of the Credit Agreement.

In connection with its self-clearing operations, one of our U.S. broker-dealer subsidiaries entered into an agreement (the “Collateralized Agreement”) with its settlement bank to provide loans up to an aggregate of $200.0 million on an uncommitted basis. Borrowings under the Collateralized Agreement are collateralized by securities pledged by the broker-dealer subsidiary to the settlement bank, subject to applicable haircuts and concentration limits. As of March 31, 2021, the broker-dealer subsidiary had no borrowings outstanding and $200.0 million in available borrowing capacity under the Collateralized Agreement. See Note 11 to the Consolidated Financial Statements for a discussion of the Collateralized Agreement.

Under an arrangement with its settlement bank, one of our U.K. subsidiaries may receive overnight financing in the form of bank overdrafts from its settlement bank. The U.K. subsidiary incurred interest expense such overnight financing of $0.2 million during the three months ended March 31, 2021. As of March 31, 2021, the U.K. subsidiary had $34.3 million of overdrafts payable outstanding that is included within accounts payable, accrued expenses and other liabilities on the Consolidated Statement of Financial Condition.

As a result of our self-clearing and settlement activities, we are required to finance certain transactions, maintain deposits with various clearing organizations and clearing broker-dealers and maintain a special reserve bank account for the benefit of customers pursuant to SEC Rule 15c3-3. As of March 31, 2021, the aggregate amount of the positions financed, deposits and customer reserve balances associated with our self-clearing and settlement activities was $247.0 million. These requirements can fluctuate based on trading activity, market volatility or other factors which may impact our liquidity or require us to use our capital resources.

Our cash flows were as follows:

	Three Months Ended March 31,
	2021	2020	$ Change	% Change
	($ in thousands)
Net cash (used in) provided by operating activities	$(23,159)	$120,369	$(143,528)	(119.2)%
Net cash (used in) provided by investing activities	(12,332)	24,557	(36,889)	(150.2)
Net cash (used in) financing activities	(18,850)	(49,822)	30,972	(62.2)
Effect of exchange rate changes on cash and cash equivalents	(1,027)	(3,360)	2,333	(69.4)
Net (decrease) increase for the period	$(55,368)	$91,744	$(147,112)	(160.4)%

The $143.5 million decrease in net cash (used in) provided by operating activities was primarily due to an increase in net receivables from broker-dealers, clearing organizations and customers associated with our clearing activities of $95.5 million, lower proceeds from sales of trading investments of $50.9 million and lower deferred taxes of $2.1 million, offset by an increase in net income of $5.6 million.

The $36.9 million decrease in net cash (used in) provided by investing activities was primarily due to a decrease in net sales of available-for-sale investments of $36.2 million.

The $31.0 million decrease in net cash (used in) financing activities was principally due to an increase in net proceeds from short-term borrowings of $34.3 million and a decrease in repurchases of common stock of $4.9 million, offset by increases in withholding tax payments on restricted stock vesting and stock option exercises of $6.1 million and cash dividends paid on common stock of $2.2 million.

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

Certain of our U.S. subsidiaries are registered as a broker-dealer or a SEF and therefore are subject to the applicable rules and regulations of the SEC, FINRA and the CFTC. These rules contain minimum net capital requirements, as defined in the applicable regulations, and also may require that a significant part of the registrants’ assets be kept in relatively liquid form. Certain of our foreign subsidiaries are regulated by the FCA in the U.K. or other foreign regulators and must maintain financial resources, as defined in the applicable regulations, in excess of the applicable financial resources requirement. As of March 31, 2021, each of our subsidiaries that are subject to these regulations had net capital or financial resources in excess of their minimum requirements. As of March 31, 2021, our subsidiaries maintained aggregate net capital and financial resources that were $493.5 million in excess of the required levels of $31.1 million.

Each of our U.S. and foreign regulated subsidiaries are subject to local regulations which generally prohibit repayment of borrowings from our affiliates, paying cash dividends, making loans to our affiliates or otherwise entering into transactions that result in a significant reduction in regulatory net capital or financial resources without prior notification to or approval from such regulated entity’s principal regulator. As of March 31, 2021, the amount of unrestricted cash held by our non-U.S. subsidiaries was $97.5 million.

We execute bond transactions between our institutional investor and broker-dealer clients on a matched principal basis by serving as counterparty to both the buyer and the seller in trades. One of our U.S. broker-dealer subsidiaries operates under a self-clearing model for the settlement of such transactions. Our other U.S. and U.K subsidiaries settle their transactions through third-party clearing brokers or settlement agents. Settlement typically occurs within one to two trading days after the trade date. Cash settlement of the transaction occurs upon receipt or delivery of the underlying instrument that was traded. Under both the self-clearing and the third-party clearing models, we may be exposed to credit risk in the event a counterparty does not fulfill its obligation to complete a transaction or if there is an error in executing a matched principal transaction. Pursuant to the terms of the securities clearing agreements, each third-party clearing broker has the right to charge us for any losses they suffer resulting from a counterparty’s failure on any of our trades. We did not record any liabilities or losses with regard to counterparty failures for the three months ended March 31, 2021 and 2020.

In the normal course of business, we enter into contracts that contain a variety of representations, warranties and indemnification provisions. Our maximum exposure from any claims under these arrangements is unknown, as this would involve claims that have not yet occurred. However, based on past experience, we expect the risk of material loss to be remote.

In January 2019, the Board of Directors authorized a two-year share repurchase program for up to $100.0 million that commenced in April 2019 and expired on March 31, 2021. In January 2021, the Board of Directors authorized a new share repurchase program for up to $100.0 million that commenced on April 1, 2021. Shares repurchased under each program will be held in treasury for future use.

In April 2021, our Board of Directors approved a quarterly cash dividend of $0.66 per share payable on May 26, 2021 to stockholders of record as of the close of business on May 12, 2021. Any future declaration and payment of dividends will be at the sole discretion of our Board of Directors. Our Board of Directors may take into account such matters as general business conditions, our financial results, capital requirements, contractual obligations, legal, and regulatory restrictions on the payment of dividends to our stockholders or by our subsidiaries to their respective parent entities, and any such other factors as the Board of Directors may deem relevant.

On November 30, 2020 we acquired Regulatory Services GmbH, the pan-European regulatory reporting business of Deutsche Börse Group. The purchase price consists of $22.5 million in cash paid at closing and up to $24.6 million in contingent consideration payable in cash within 18 months of the closing. On April 9, 2021 we acquired MuniBrokers LLC, a central electronic venue serving municipal bond brokers and dealers. The purchase price consists of $17.0 million in cash paid at closing and up to $25.0 million in contingent consideration payable within approximately two years of the closing.

Non-GAAP Financial Measures

In addition to reporting financial results in accordance with GAAP, we use certain non-GAAP financial measures: earnings before interest, taxes, depreciation and amortization (“EBITDA”) and free cash flow (“FCF”). As a result of our conversion to self-clearing in the third quarter of 2020, we redefined FCF as cash flow from operating activities excluding the net change in trading investments and net change in securities failed-to-deliver and securities failed-to-receive from broker-dealers, clearing organizations and customers, less expenditures for furniture, equipment and leasehold improvements and capitalized software development costs. We believe these non-GAAP financial measures, when taken into consideration with the corresponding GAAP financial measures, are important in understanding our operating results. EBITDA and FCF are not measures of financial performance or liquidity under GAAP and therefore should not be considered an alternative to net income or cash flow from operating activities as an indicator of operating performance or liquidity. We believe that EBITDA and FCF provide useful additional information concerning profitability of our operations and business trends and the cash flow available to pay dividends, repurchase stock and meet working capital requirements.

The table set forth below presents a reconciliation of our net income to EBITDA:

	Three Months Ended March 31,
	2021	2020
	($ in thousands)
Net income	$80,457	$74,816
Add back:
Interest expense	191	—
Provision for income taxes	21,344	16,886
Depreciation and amortization	11,779	8,067
Earnings before interest, taxes, depreciation and amortization	$113,771	$99,769

The table set forth below presents a reconciliation of our cash flow from operating activities to FCF:

	Three Months Ended March 31,
	2021	2020
	($ in thousands)
Net cash (used in) provided by operating activities	$(23,159)	$120,369
Exclude: Net change in trading investments	(5,495)	(56,394)
Exclude: Net change in fail-to-deliver/receive from broker-dealers, clearing organizations and customers	93,370	—
Less: Purchases of furniture, equipment and leasehold improvements	(4,257)	(4,291)
Less: Capitalization of software development costs	(8,075)	(6,778)
Free Cash Flow	$52,384	$52,906

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

Contractual Obligations and Commitments

As of March 31, 2021, we had the following contractual obligations and commitments:

	Payments due by period
	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
	($ in thousands)
Operating leases	$131,664	$9,177	$21,143	$22,249	$79,095
Foreign currency forward contract	197,434	197,434	—	—	—
	$329,098	$206,611	$21,143	$22,249	$79,095

We enter into foreign currency forward contracts to hedge our exposure to variability in certain foreign currency cash flows resulting from the net investment in our U.K. subsidiaries. As of March 31, 2021, the notional value of the only foreign currency forward contract outstanding was $196.1 million and the fair value of the liability was $1.3 million.

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

As of March 31, 2021, we had $13.8 million of investments in corporate bonds that were classified as trading securities. Adverse movements, such as a 10% decrease in the value of these securities or a downturn or disruption in the markets for these securities, could result in a substantial loss. In addition, principal gains and losses resulting from these securities could on occasion have a disproportionate effect, positive or negative, on our financial condition and results of operations for any particular reporting period.

Interest Rate Risk

Interest rate risk represents our exposure to interest rate changes with respect to our cash, cash equivalents and investments. As of March 31, 2021, our cash and cash equivalents and investments amounted to $415.2 million. A hypothetical 100 basis point decrease in interest rates would decrease our investment income by approximately $4.1 million, assuming no change in the amount or composition of our cash and cash equivalents.

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

During the twelve months ended March 31, 2021, approximately 12.9% of our revenue and 27.3% of our expenses were denominated in currencies other than the U.S. dollar, most notably the British Pound Sterling. Based on actual results over the past year, a hypothetical 10% increase or decrease in the U.S. dollar against all other currencies would have increased or decreased revenue by approximately $9.2 million and operating expenses by approximately $9.0 million.

Derivative Risk

Our limited derivative risk stems from our activities in the foreign currency forward contract market. We use this market to mitigate our U.S. dollar versus British Pound Sterling exposure that arises from the activities of our U.K. subsidiaries. As of March 31, 2021, the fair value of the notional amount of our foreign currency forward contract was $197.4 million. We do not speculate in any derivative instruments.

Credit Risk

Through certain of our subsidiaries, we execute bond transactions between our institutional investor and broker-dealer clients on a matched principal basis by serving as counterparty to both the buyer and the seller in trades. One of our U.S. broker-dealer subsidiaries operates under a self-clearing model for the settlement of such transactions. Our other U.S. and U.K subsidiaries settle their transactions through third-party clearing brokers or settlement agents. Settlement typically occurs within one to two trading days after the trade date. Cash settlement of the transaction occurs upon receipt or delivery of the underlying instrument that was traded.

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

Item 4. Controls and Procedures

(a)  Evaluation of Disclosure Controls and Procedures. Our management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our “disclosure controls and procedures,” as that term is defined in Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of March 31, 2021. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective to ensure that information required to be disclosed by MarketAxess in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and to ensure that information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

(b)  Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2021 identified in connection with the evaluation thereof by our management, including the Chief Executive Officer and Chief Financial Officer, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — Other Information

Item 1. Legal Proceedings

In the normal course of business, we and our subsidiaries included in the consolidated financial statements may be involved in various lawsuits, proceedings and regulatory examinations. We assess liabilities and contingencies in connection with outstanding legal proceedings, if any, utilizing the latest information available. Based on currently available information, the outcome of our outstanding matters is not expected to have a material adverse impact on our financial position. It is not presently possible to determine our ultimate exposure to these matters and there is no assurance that the resolution of the outstanding matters will not significantly exceed any reserves accrued by us. See Note 13 to the Consolidated Financial Statements for a discussion of our commitments and contingencies.

Item 1A. Risk Factors

There have been no material changes in our risk factors from those disclosed in our most recent Form 10-K for the year ended December 31, 2020. For a discussion of the risk factors affecting the Company, see “Risk Factors” in Part I, Item 1A of our 2020 Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

During the quarter ended March 31, 2021, we repurchased the following shares of common stock:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
				(In thousands)
January 1, 2021 - January 31, 2021	41,781	$538.50	—	$71,794
February 1, 2021 - February 28, 2021	10,686	552.60	—	71,794
March 1, 2021 - March 31, 2021	1,056	496.17	1,050	71,273
Total	53,523	$540.48	1,050

During the three months ended March 31, 2021, we repurchased 53,523 shares of common stock. The repurchases included 1,050 shares repurchased in connection with our share repurchase program and 52,473 shares surrendered by employees to us to satisfy the withholding tax obligations upon the exercise of stock options and vesting of restricted shares.

In January 2019, the Board of Directors authorized a two-year share repurchase program for up to $100.0 million that commenced in April 2019 and expired on March 31, 2021. In January 2021, the Board of Directors authorized a new share repurchase program for up to $100.0 million that commenced on April 1, 2021. Shares repurchased under each program will be held in treasury for future use.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Listing:

Number	Description
31.1*	Certification by Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification by Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
104	The cover page from the Company’s Quarterly report on Form 10-Q for the quarter ended March 31, 2021 has been formatted in Inline XBRL and is included in Exhibits 101.

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MARKETAXESS HOLDINGS INC.

Date: April 28, 2021	By:	/s/ RICHARD M. MCVEY
Richard M. McVey
Chief Executive Officer
(principal executive officer)

Date: April 28, 2021	By:	/s/ ANTONIO L. DELISE
Antonio L. DeLise
Chief Financial Officer
(principal financial and accounting officer)