Form 10-Q
period 2021-06-30
MARKETAXESS HOLDINGS INC
filed 2021-07-27
CIK 1278021

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

or

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

As of July 22, 2021, the number of shares of the Registrant’s voting common stock outstanding was 38,000,372.

MARKETAXESS HOLDINGS INC.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2021

PART I — Financial Information

Item 1. Financial Statements

MARKETAXESS HOLDINGS INC.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Unaudited)

	As of
	June 30, 2021	December 31, 2020
	(In thousands, except share and per share amounts)
ASSETS
Cash and cash equivalents	$413,612	$460,858
Cash segregated under federal regulations	50,108	50,059
Investments, at fair value	35,838	28,111
Accounts receivable, net of allowance of $57 and $163 as of June 30, 2021 and December 31, 2020, respectively	87,125	79,577
Receivables from broker-dealers, clearing organizations and customers	475,739	279,915
Goodwill	154,789	147,388
Intangible assets, net of accumulated amortization	119,989	95,354
Furniture, equipment, leasehold improvements and capitalized software, net of accumulated depreciation and amortization	93,108	85,204
Operating lease right-of-use assets	73,906	75,924
Prepaid expenses and other assets	33,709	29,039
Total assets	$1,537,923	$1,331,429

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Accrued employee compensation	$39,278	$62,326
Payables to broker-dealers, clearing organizations and customers	278,303	133,326
Income and other tax liabilities	41,345	42,750
Accounts payable, accrued expenses and other liabilities	65,872	44,354
Operating lease liabilities	91,265	93,612
Total liabilities	516,063	376,368

Commitments and Contingencies (Note 13)

Stockholders' equity
Preferred stock, $0.001 par value, 4,855,000 shares authorized, no shares issued and outstanding as of June 30, 2021 and December 31, 2020	—	—
Series A Preferred Stock, $0.001 par value, 110,000 shares authorized, no shares issued and outstanding as of June 30, 2021 and December 31, 2020	—	—
Common stock voting, $0.003 par value, 110,000,000 shares authorized, 40,882,143 shares and 40,851,100 shares issued and 38,008,484 shares and 38,005,330 shares outstanding as of June 30, 2021 and December 31, 2020, respectively	123	123
Common stock non-voting, $0.003 par value, 10,000,000 shares authorized, no shares issued and outstanding as of June 30, 2021 and December 31, 2020	—	—
Additional paid-in capital	313,683	329,742
Treasury stock - Common stock voting, at cost, 2,873,659 and 2,845,770 shares as of June 30, 2021 and December 31, 2020, respectively	(183,479)	(169,523)
Retained earnings	896,977	799,369
Accumulated other comprehensive loss	(5,444)	(4,650)
Total stockholders' equity	1,021,860	955,061
Total liabilities and stockholders' equity	$1,537,923	$1,331,429

The accompanying notes are an integral part of these consolidated financial statements.

MARKETAXESS HOLDINGS INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(In thousands, except per share amounts)
Revenues
Commissions	$156,431	$172,092	$332,269	$328,046
Information services	9,844	8,427	19,006	17,069
Post-trade services	9,848	4,054	20,109	8,207
Other	211	222	414	451
Total revenues	176,334	184,795	371,798	353,773

Expenses
Employee compensation and benefits	40,732	41,636	88,820	82,830
Depreciation and amortization	13,097	8,305	24,876	16,372
Technology and communications	10,544	8,592	20,580	16,753
Professional and consulting fees	10,704	8,065	20,344	13,740
Occupancy	3,300	3,286	6,617	6,760
Marketing and advertising	3,128	1,810	4,332	4,485
Clearing costs	4,372	5,713	9,066	11,223
General and administrative	3,280	3,253	6,512	6,386
Total expenses	89,157	80,660	181,147	158,549
Operating income	87,177	104,135	190,651	195,224
Other income (expense)
Investment income	107	714	214	1,983
Interest expense	(171)	—	(362)	—
Other, net	(1,060)	(446)	(2,649)	(1,102)
Total other income (expense)	(1,124)	268	(2,797)	881
Income before income taxes	86,053	104,403	187,854	196,105
Provision for income taxes	18,765	20,549	40,109	37,435
Net income	$67,288	$83,854	$147,745	$158,670

Net income per common share
Basic	$1.79	$2.25	$3.94	$4.25
Diluted	$1.77	$2.20	$3.87	$4.16

Cash dividends declared per common share	$0.66	$0.60	$1.32	$1.20

Weighted average shares outstanding
Basic	37,508	37,340	37,489	37,322
Diluted	38,104	38,153	38,129	38,115

The accompanying notes are an integral part of these consolidated financial statements.

MARKETAXESS HOLDINGS INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(In thousands)
Net income	$67,288	$83,854	$147,745	$158,670
Net cumulative translation adjustment and foreign currency exchange hedge, net of tax of $(133), $121, $(546), and $2,562, respectively	1,138	(351)	(794)	(4,210)
Net unrealized gain on securities available-for-sale, net of tax of $259 and $104, respectively	—	820	—	329
Comprehensive income	$68,426	$84,323	$146,951	$154,789

The accompanying notes are an integral part of these consolidated financial statements.

MARKETAXESS HOLDINGS INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

	Common Stock Voting	Additional Paid-In Capital	Treasury Stock - Common Stock Voting	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
	(In thousands, except per share amounts)

Balance at January 1, 2021	$123	$329,742	$(169,523)	$799,369	$(4,650)	$955,061
Net income	—	—	—	80,457	—	80,457
Cumulative translation adjustment and foreign currency exchange hedge, net of tax	—	—	—	—	(1,932)	(1,932)
Stock-based compensation	—	7,424	—	—	—	7,424
Exercise of stock options	—	244	—	—	—	244
Withholding tax payments on restricted stock vesting and stock option exercises	—	(27,422)	—	—	—	(27,422)
Repurchases of common stock	—	—	(520)	—	—	(520)
Cash dividend on common stock ($0.66 per share)	—	—	—	(25,079)	—	(25,079)
Balance at March 31, 2021	123	309,988	(170,043)	854,747	(6,582)	988,233
Net income	—	—	—	67,288	—	67,288
Cumulative translation adjustment and foreign currency exchange hedge, net of tax	—	—	—	—	1,138	1,138
Stock-based compensation	—	6,134	—	—	—	6,134
Exercise of stock options	—	4,421	—	—	—	4,421
Withholding tax payments on restricted stock vesting and stock option exercises	—	(6,860)	—	—	—	(6,860)
Repurchases of common stock	—	—	(13,436)	—	—	(13,436)
Cash dividend on common stock ($0.66 per share)	—	—	—	(25,058)	—	(25,058)
Balance at June 30, 2021	$123	$313,683	$(183,479)	$896,977	$(5,444)	$1,021,860

The accompanying notes are an integral part of these consolidated financial statements.

	Common Stock Voting	Additional Paid-In Capital	Treasury Stock - Common Stock Voting	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
	(In thousands, except per share amounts)

Balance at January 1, 2020	$122	$342,541	$(153,388)	$591,086	$(10,270)	$770,091
Net income	—	—	—	74,816	—	74,816
Cumulative translation adjustment and foreign currency exchange hedge, net of tax	—	—	—	—	(3,859)	(3,859)
Unrealized net loss on securities available-for-sale, net of tax	—	—	—	—	(491)	(491)
Stock-based compensation	—	6,677	—	—	—	6,677
Exercise of stock options	—	80	—	—	—	80
Withholding tax payments on restricted stock vesting and stock option exercises	—	(21,243)	—	—	—	(21,243)
Repurchases of common stock	—	—	(5,415)	—	—	(5,415)
Cash dividend on common stock ($0.60 per share)	—	—	—	(22,773)	—	(22,773)
Balance at March 31, 2020	122	328,055	(158,803)	643,129	(14,620)	797,883
Net income	—	—	—	83,854	—	83,854
Cumulative translation adjustment and foreign currency exchange hedge, net of tax	—	—	—	—	(351)	(351)
Unrealized net gain on securities available-for-sale, net of tax	—	—	—	—	820	820
Stock-based compensation	—	5,791	—	—	—	5,791
Exercise of stock options	—	659	—	—	—	659
Withholding tax payments on restricted stock vesting and stock option exercises	—	(6,535)	—	—	—	(6,535)
Repurchases of common stock	—	—	(5,873)	—	—	(5,873)
Cash dividend on common stock ($0.60 per share)	—	—	—	(22,764)	—	(22,764)
Balance at June 30, 2020	$122	$327,970	$(164,676)	$704,219	$(14,151)	$853,484

The accompanying notes are an integral part of these consolidated financial statements.

MARKETAXESS HOLDINGS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2021	2020
	(In thousands)
Cash flows from operating activities
Net income	$147,745	$158,670
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	24,876	16,372
Amortization of operating lease right-of-use assets	3,368	3,325
Stock-based compensation expense	13,558	12,468
Deferred taxes	1,600	4,741
Other	(176)	2,199
Changes in operating assets and liabilities:
(Increase) in accounts receivable	(7,434)	(37,457)
(Increase) in receivables from broker-dealers, clearing organizations and customers	(211,434)	—
(Increase) decrease in prepaid expenses and other assets	(4,624)	6,124
(Increase) decrease in trading investments	(5,569)	63,274
(Increase) in mutual funds held in rabbi trust	(1,960)	(1,359)
(Decrease) in accrued employee compensation	(23,048)	(7,931)
Increase in payables to broker-dealers, clearing organizations and customers	144,977	—
(Decrease) increase in income and other tax liabilities	(3,101)	3,839
(Decrease) increase in accounts payable, accrued expenses and other liabilities	(1,479)	4,029
(Decrease) in operating lease liabilities	(3,732)	(3,072)
Net cash provided by operating activities	73,567	225,222
Cash flows from investing activities
Acquisitions, net of cash and cash equivalents acquired	(17,078)	(533)
Available-for-sale investments
Proceeds from maturities and sales	—	68,596
Purchases	—	(32,865)
Purchases of furniture, equipment and leasehold improvements	(9,809)	(9,264)
Capitalization of software development costs	(16,459)	(13,003)
Net cash (used in) provided by investing activities	(43,346)	12,931
Cash flows from financing activities
Cash dividend on common stock	(50,238)	(45,668)
Exercise of stock options	4,665	739
Withholding tax payments on restricted stock vesting and stock option exercises	(34,282)	(27,778)
Repurchases of common stock	(13,956)	(11,288)
Proceeds from short-term borrowings	70,348	—
Repayments of short-term borrowings	(69,302)	—
Net cash (used in) financing activities	(92,765)	(83,995)
Effect of exchange rate changes on cash and cash equivalents	(263)	(3,678)
Cash and cash equivalents including restricted cash
Net (decrease) increase for the period	(62,807)	150,480
Beginning of period	608,050	274,253
End of period	$545,243	$424,733

Supplemental cash flow information
Cash paid for income taxes	$36,798	$24,068
Cash paid for interest	362	—
Non-cash activity
Contingent consideration payable assumed in connection with acquisition	22,450	—
Exercise of stock options - cashless	2,750	5,119
Operating lease right-of-use assets obtained in exchange for operating lease liabilities	1,208	688

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

Fair Value Financial Instruments

Fair value is defined as “the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.” A three-tiered hierarchy for determining fair value has been established that prioritizes inputs to valuation techniques used in fair value calculations. The three levels of inputs are defined as Level 1 (unadjusted quoted prices for identical assets or liabilities in active markets), Level 2 (inputs that are observable in the marketplace other than those inputs classified in Level 1) and Level 3 (inputs that are unobservable in the marketplace). The Company’s financial assets and liabilities measured at fair value on a recurring basis consist of its money market funds, securities available-for-sale, trading securities, foreign currency forward contracts, and contingent consideration payable associated with acquisitions. All other financial instruments are short-term in nature and the carrying amount is reported on the Consolidated Statements of Financial Condition at approximate fair value.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(In thousands)
Commission revenue by fee type
Variable transaction fees
Disclosed trading	$84,581	$95,634	$183,399	$179,879
Open Trading - matched principal trading	39,881	47,373	86,201	87,731
U.S. Treasuries - matched principal trading	2,637	3,024	5,897	7,587
Total variable transaction fees	127,099	146,031	275,497	275,197
Distribution fees and unused minimum fees	29,332	26,061	56,772	52,849
Total commissions	$156,431	$172,092	$332,269	$328,046

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(In thousands)
Information services revenue by timing of recognition
Services transferred over time	$9,512	$7,819	$18,557	$15,625
Services transferred at a point in time	332	608	449	1,444
Total information services revenues	$9,844	$8,427	$19,006	$17,069

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(In thousands)
Post-trade services revenue by timing of recognition
Services transferred over time	$9,848	$3,948	$20,100	$8,098
Services transferred at a point in time	—	106	9	109
Total post-trade services revenues	$9,848	$4,054	$20,109	$8,207

Other revenues – Other revenues primarily includes revenue from telecommunications line charges to broker-dealer clients.

Contract liabilities consist of deferred revenues that the Company records when cash payments are received or due in advance of services to be performed. The revenue recognized from contract liabilities and the remaining balance is shown below:

	December 31, 2020	Payments received in advance of services to be performed	Revenue recognized for services performed during the period	Foreign Currency Translation	June 30, 2021
	(In thousands)
Information services	$3,203	$5,060	$(4,967)	$—	$3,296
Post-trade services	1,045	8,395	(8,056)	15	1,399
Total deferred revenue	$4,248	$13,455	$(13,023)	$15	$4,695

The majority of the Company’s contracts are short-term in nature with durations of less than one year. For contracts with original durations extending beyond one year, the aggregate amount of the transaction price allocated to remaining performance obligations was $21.3 million as of June 30, 2021. The Company expects to recognize revenue associated with the remaining performance obligations over the next 35 months.

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

3. Regulatory Capital Requirements

Certain U.S. subsidiaries of the Company are registered as a broker-dealer or swap execution facility (“SEF”) and therefore are subject to the applicable rules and regulations of the SEC, the Financial Industry Regulatory Authority (“FINRA”) and the Commodity Futures Trading Commission (“CFTC”). These rules contain minimum net capital requirements, as defined in the applicable regulations, and also may require that a significant part of the registrants’ assets be kept in relatively liquid form. Certain of the Company’s foreign subsidiaries are regulated by the Financial Conduct Authority (“FCA”) in the U.K. or other foreign regulators and must maintain financial resources, as defined in the applicable regulations, in excess of the applicable financial resources requirement. As of June 30, 2021, each of the Company’s subsidiaries that are subject to these regulations had net capital or financial resources in excess of their minimum requirements. As of June 30, 2021, the Company’s subsidiaries maintained aggregate net capital and financial resources that were $551.0 million in excess of the required levels of $22.6 million.

One of the Company’s U.S. broker-dealer subsidiaries is required to segregate funds in a special reserve bank account for the benefit of customers pursuant to Rule 15c3-3 of the Securities Exchange Act of 1934. As of June 30, 2021, the broker-dealer subsidiary had a balance of $50.1 million in its special reserve bank account. This broker-dealer subsidiary also maintained net capital that was $343.7 million in excess of the required level of $3.6 million.

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

	Level 1	Level 2	Level 3	Total
	(In thousands)
As of June 30, 2021
Assets
Money market funds	$19,173	$—	$—	$19,173
Trading securities
U.S. Treasuries	—	24,990	—	24,990
Mutual funds held in rabbi trust	—	10,848	—	10,848
Foreign currency forward position	—	1,595	—	1,595
Total assets	$19,173	$37,433	$—	$56,606

Liabilities
Contingent consideration payable	$—	$—	$36,992	$36,992

As of December 31, 2020
Assets
Money market funds	$20,856	$—	$—	$20,856
Trading securities
Corporate debt	—	19,222	—	19,222
Mutual funds held in rabbi trust	—	8,889	—	8,889
Total assets	$20,856	$28,111	$—	$48,967

Liabilities
Contingent consideration payable	$—	$—	$15,026	$15,026
Foreign currency forward position	—	805	—	805
Total liabilities	$—	$805	$15,026	$15,831

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

Liabilities classified within Level 3 reflect contingent consideration payable assumed as part of acquisitions. During the six months ended June 30, 2021, $22.5 million of contingent consideration payable was recognized in connection with a business combination. Significant unobservable inputs used in the valuation of contingent consideration payable include estimates of client retention, electronic order flow and license fees over periods of 18 to 24 months from the acquisition dates.

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

	Carrying Value	Fair Value	Level 1	Level 2	Level 3	Total
	(In thousands)
As of June 30, 2021
Financial assets not measured at fair value:
Cash and cash equivalents	$413,612	$413,612	$413,612	$—	$—	$413,612
Cash segregated under federal regulations	50,108	50,108	50,108	—	—	50,108
Accounts receivable, net of allowance	87,125	87,125	—	87,125	—	87,125
Receivables from broker-dealers, clearing organizations and customers	475,739	475,739	81,433	394,306	—	475,739
Total	$1,026,584	$1,026,584	$545,153	$481,431	$—	$1,026,584

Financial liabilities not measured at fair value:
Payables to broker-dealers, clearing organizations and customers	$278,303	$278,303	$—	$278,303	$—	$278,303

As of December 31, 2020
Financial assets not measured at fair value:
Cash and cash equivalents	$460,858	$460,858	$460,858	$—	$—	$460,858
Cash segregated under federal regulations	50,059	50,059	50,059	—	—	50,059
Accounts receivable, net of allowance	79,577	79,577	—	79,577	—	79,577
Receivables from broker-dealers, clearing organizations and customers	279,915	279,915	97,043	182,872	—	279,915
Total	$870,409	$870,409	$607,960	$262,449	$—	$870,409

Financial liabilities not measured at fair value:
Payables to broker-dealers, clearing organizations and customers	$133,326	$133,326	$—	$133,326	$—	$133,326

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

	As of
	June 30, 2021	December 31, 2020
	(In thousands)
Notional value	$183,907	$157,057
Fair value of notional	182,312	157,862
Fair value of the asset (liability)	$1,595	$(805)

The following table summarizes the Company’s investments:

	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
	(In thousands)
As of June 30, 2021
Trading securities
U.S. Treasuries	$24,989	$1	$—	$24,990
Mutual funds held in rabbi trust	9,941	907	—	10,848
Total investments	$34,930	$908	$—	$35,838

As of December 31, 2020
Trading securities
Corporate debt	$19,081	$141	$—	$19,222
Mutual funds held in rabbi trust	7,680	1,209	—	8,889
Total investments	$26,761	$1,350	$—	$28,111

The following table summarizes the fair value of the investments based upon the contractual maturities:

	As of
	June 30, 2021	December 31, 2020
	(In thousands)
Less than one year	$10,848	$18,290
Due in 1 - 5 years	24,990	9,821
Total	$35,838	$28,111

Proceeds from the sales and maturities of investments during the six months ended June 30, 2021 and 2020 were $19.4 million and $144.4 million, respectively.

5. Receivables from and Payables to Broker-dealers, Clearing organizations and Customers

Receivables from and payables to broker-dealers, clearing organizations and customers consisted of the following:

	June 30, 2021	December 31, 2020
Receivables from broker-dealers, clearing organizations and customers:	(In thousands)
Securities failed-to-deliver - broker-dealers	$131,125	$93,294
Securities failed-to-deliver - customers	259,790	87,685
Deposits with clearing organizations and broker-dealers	81,433	97,043
Other	3,391	1,893
Total	$475,739	$279,915

Payables to broker-dealers, clearing organizations and customers:
Securities failed-to-receive - broker-dealers	202,794	70,917
Securities failed-to-receive - customers	72,069	60,784
Other	3,440	1,625
Total	$278,303	$133,326

6. Acquisitions

On April 9, 2021, the Company acquired MuniBrokers LLC, a central electronic venue serving municipal bond brokers and dealers. The purchase price consists of $17.1 million in cash paid at closing and up to $25.0 million of contingent consideration payable within approximately two years of the acquisition date. The Company is accounting for the transaction as a business combination and utilized an independent third-party to assist in determining the fair value of the acquired intangible assets. The accounting purchase price was $39.6 million, comprised of $17.1 million of cash and $22.5 million of contingent consideration payable, which is included within accounts payable, accrued expenses and other liabilities on the Consolidated Statement of Financial Condition. The Company recorded $32.0 million of amortizable intangible assets and $7.4 million of goodwill as of the acquisition date. The acquired intangible assets consist of customer relationships and technology and have useful lives ranging from 1 to 15 years.

On November 30, 2020, the Company acquired Regulatory Services GmbH, the pan-European regulatory reporting business of Deutsche Börse Group. The purchase price consists of $22.5 million in cash paid at closing and up to $24.6 million in contingent consideration payable in cash within 18 months of the closing. The Company is accounting for the transaction as a purchase of assets and recorded $37.4 million in amortizable intangible assets as of the acquisition date. The Company also recorded $14.7 million of contingent consideration payable which is included within accounts payable, accrued expenses and other liabilities on the Consolidated Statement of Financial Condition.

7. Goodwill and Intangible Assets

Goodwill and intangible assets with indefinite lives was $154.8 million and $147.4 million as of June 30, 2021 and December 31, 2020, respectively. Intangible assets that are subject to amortization, including the related accumulated amortization, are comprised of the following:

	June 30, 2021			December 31, 2020
	Cost	Accumulated amortization	Net carrying amount	Cost	Accumulated amortization	Net carrying amount
	(In thousands)

Customer relationships	$128,564	$(13,153)	$115,411	$102,696	$(7,369)	$95,327
Technology and other intangibles	11,430	(6,852)	4,578	6,550	(6,523)	27
Total	$139,994	$(20,005)	$119,989	$109,246	$(13,892)	$95,354

Amortization expense associated with identifiable intangible assets was $6.1 million and $1.3 million for the six months ended June 30, 2021 and 2020, respectively. Annual estimated total amortization expense is $13.0 million, $16.3 million, $17.2 million, $14.9 million and $12.0 million, respectively, for 2021 through 2025.

8. Income Taxes

The provision for income taxes consists of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Current:	(In thousands)
Federal	$5,852	$10,887	$18,375	$18,653
State and local	6,283	3,917	9,694	6,827
Foreign	5,621	3,741	10,440	7,188
Total current provision	17,756	18,545	38,509	32,668
Deferred:
Federal	1,275	1,475	1,877	3,380
State and local	302	266	403	618
Foreign	(568)	263	(680)	769
Total deferred provision	1,009	2,004	1,600	4,767
Provision for income taxes	$18,765	$20,549	$40,109	$37,435

Effective tax rate	21.8%	19.7%	21.4%	19.1%

The Company recognized excess tax benefits on share-based payments of $5.6 million and $5.7 million through the provision for income taxes for the three months ended June 30, 2021 and 2020, respectively, and $9.7 million and $12.0 million for the six months ended June 30, 2021, and 2020, respectively.

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

9. Stock-Based Compensation Plans

Total stock-based compensation expense was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(In thousands)
Employees	$5,920	$5,512	$13,023	$11,911
Non-employee directors	214	279	535	557
Total stock-based compensation	$6,134	$5,791	$13,558	$12,468

The Company records stock-based compensation expense for employees in employee compensation and benefits and for non-employee directors in general and administrative expenses in the Consolidated Statements of Operations.

During the six months ended June 30, 2021, the Company granted to employees a total of 37,703 shares of restricted stock or restricted stock units, 15,982 options to purchase shares of common stock and performance-based shares with an expected pay-out at target of 12,185 shares of common stock. The fair value of the restricted stock and performance-based share awards was based on a weighted-average fair value per share at the grant date of $527.74 and $523.00, respectively. Based on the Black-Scholes option pricing model, the weighted-average fair value for each option granted was $138.51 per share.

As of June 30, 2021, the total unrecognized compensation cost related to all non-vested awards was $46.7 million. That cost is expected to be recognized over a weighted-average period of 2.0 years.

10. Earnings Per Share

The following table sets forth basic and diluted weighted average shares outstanding used to compute earnings per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(In thousands, except per share amounts)
Basic weighted average shares outstanding	37,508	37,340	37,489	37,322
Dilutive effect of stock options and restricted stock	596	813	640	793
Diluted weighted average shares outstanding	38,104	38,153	38,129	38,115

Basic earnings per share	$1.79	$2.25	$3.94	$4.25
Diluted earnings per share	1.77	2.20	3.87	4.16

Stock options and restricted stock totaling 28,570 shares and 19,101 shares for the three months ended June 30, 2021 and 2020, respectively, and 44,830 and 41,033 shares for the six months ended June 30 2021, and 2020, respectively, were excluded from the computation of diluted earnings per share because their effect would have been antidilutive. The computation of diluted shares can vary among periods due, in part, to the change in the average price of the Company’s common stock.

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

Revolving Credit Agreement

On November 13, 2020, the Company entered into a credit agreement (the “Credit Agreement”) with a syndicate of lenders and JPMorgan Chase Bank, N.A., as administrative agent, that provides aggregate commitments totaling $500.0 million, consisting of a revolving credit facility and a $5.0 million letter of credit sub-limit for standby letters of credit. The Credit Agreement replaced the Prior Credit Agreement and will mature on November 12, 2021, with the Company’s option to request up to two additional 364-day extensions at the discretion of each lender and subject to customary conditions. Subject to satisfaction of certain specified conditions, the Company is permitted to upsize the Credit Agreement by up to $250.0 million in total. As of June 30, 2021, the Company had $1.0 million in letters of credit outstanding and $499.0 million in available borrowing capacity under the Credit Agreement.

Borrowings under the Credit Agreement will bear interest at a rate per annum equal to the base rate or adjusted LIBOR plus an applicable margin that varies with the Company’s consolidated total leverage ratio. The Credit Agreement requires that the Company satisfy certain covenants, which include leverage ratios and minimum earnings before interest, tax, and depreciation and amortization (“EBITDA”) requirements. The Company was in compliance with all applicable covenants at June 30, 2021. The Company incurred no interest expense under the Credit Agreement for the six months ended June 30, 2021.

Collateralized Agreement

In connection with its self-clearing operations, one of the Company’s U.S. broker-dealer subsidiaries entered into an agreement (the “Collateralized Agreement”) with its settlement bank to provide loans to the subsidiary in amounts up to an aggregate of $200.0 million on an uncommitted basis. Borrowings under the Collateralized Agreement are collateralized by securities pledged by the Company’s broker-dealer subsidiary to the settlement bank, subject to applicable haircuts and concentration limits. Borrowings under the Collateralized Agreement will bear interest at a rate per annum equal to the Federal Funds Rate plus 1.00%. The Company incurred less than $0.1 million of interest expense on borrowings under the Collateralized Agreement during the six months ended June 30, 2021. As of June 30, 2021, the Company had no borrowings outstanding and $200.0 million in available borrowing capacity under the Collateralized Agreement.

Short-term Financing

Under arrangements with their settlement banks, certain of the Company’s U.S. and U.K. operating subsidiaries may receive overnight financing in the form of bank overdrafts. The Company incurred interest expense on such overnight financing of $0.4 million during the six months ended June 30, 2021. As of June 30, 2021, the Company had $1.0 million of overdrafts payable outstanding which is included within accounts payable, accrued expenses and other liabilities on the Consolidated Statement of Financial Condition.

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

The following table presents the components of lease expense:

		Three Months Ended June 30,		Six Months Ended June 30,
Lease cost:	Classification	2021	2020	2021	2020
		(In thousands)
Operating lease cost	Occupancy	$3,346	$3,357	$6,669	$6,806
Operating lease cost for subleased/assigned properties	Other, net	544	635	1,041	1,171
Variable lease costs	Occupancy	2	7	8	23
Sublease income subleased/assigned properties	Other, net	(544)	(635)	(1,047)	(1,171)
Net lease cost		$3,348	$3,364	$6,671	$6,829

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

The weighted average remaining lease term (in years) and weighted average discount rate are as follows:

	As of
Lease Term and Discount Rate	June 30, 2021	December 31, 2020
Weighted average remaining lease term (in years)	11.8	12.3
Weighted average discount rate	5.9%	5.9%

The following table presents the maturity of lease liabilities as of June 30, 2021:

(In thousands)
Remainder of 2021	$5,956
2022	10,866
2023	10,626
2024	11,160
2025	11,152
2026 and thereafter	79,110
Total lease payments	128,870
Less: interest	37,605
Operating lease liabilities	$91,265

The Company has entered into agreements that sublease or assign the Company’s lease obligations on two properties to third parties and is contingently liable should the third parties default on future lease obligations through the lease termination dates of February 2022 and May 2022. The aggregate amount of the future lease obligations under these arrangements is $1.2 million as of June 30, 2021.

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

Other

The Company, through certain of its subsidiaries, executes bond transactions between its institutional investor and broker-dealer clients on a matched principal basis by serving as counterparty to both the buyer and the seller in trades. One of the Company’s U.S. broker-dealer subsidiaries operates under a self-clearing model for the settlement of such transactions. The Company’s other U.S. and U.K. subsidiaries settle their transactions through third-party clearing brokers or settlement agents. Settlement typically occurs within one to two trading days after the trade date. Cash settlement of the transaction occurs upon receipt or delivery of the underlying instrument that was traded. Under both the self-clearing and the third-party clearing models, the Company may be exposed to credit risk in the event a counterparty does not fulfill its obligation to complete a transaction or if there is an error in executing a matched principal transaction. Pursuant to the terms of the securities clearing agreements, each third-party clearing broker has the right to charge the Company for any losses they suffer resulting from a counterparty’s failure on any of the Company’s trades. The Company did not record any liabilities or losses with regard to counterparty failures for the six months ended June 30, 2021 and 2020.

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

14. Share Repurchase Program

In January 2019, the Board of Directors authorized a two-year share repurchase program for up to $100.0 million that commenced in April 2019 and expired on March 31, 2021. In January 2021, the Board of Directors authorized a new share repurchase program for up to $100.0 million that commenced on April 1, 2021. For the six months ended June 30, 2021, the Company repurchased 29,751 shares of common stock at a cost of $14.0 million. Shares repurchased under each program will be held in treasury for future use.

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

For the six months ended June 30, 2021 and 2020, the U.K. was the only individual foreign country in which the Company had a subsidiary that accounted for 10% or more of the total revenues or total long-lived assets of the Company. Revenues and long-lived assets are attributed to a geographic area based on the location of the particular subsidiary. Long-lived assets are defined as furniture, equipment, leasehold improvements and capitalized software. Revenues for the three and six months ended June 30, 2021 and 2020 and long-lived assets as of June 30, 2021 and December 31, 2020 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(In thousands)
Revenues
Americas	$143,239	$158,845	$303,358	$301,482
Europe	28,317	22,086	57,861	44,505
Asia	4,778	3,864	10,579	7,786
Total	$176,334	$184,795	$371,798	$353,773

	As of
	June 30, 2021	December 31, 2020
	(In thousands)
Long-lived assets, as defined
Americas	$74,030	$68,707
Europe	19,071	16,491
Asia	7	6
Total	$93,108	$85,204

16. Cash and Cash Equivalents and Restricted Cash

The following table provides a reconciliation of cash and cash equivalents together with restricted or segregated cash as reported within the Consolidated Statements of Financial Condition to the sum of the same such amounts shown in the Consolidated Statements of Cash Flows.

	Statement of Financial Condition Location	June 30, 2021	December 31, 2020
		(In thousands)
Cash and cash equivalents	Cash and cash equivalents	$413,612	$460,858
Cash segregated for regulatory purposes	Cash segregated under federal regulations	50,108	50,059
Deposits with clearing organizations and broker-dealers	Receivables from broker-dealers, clearing organizations and customers	81,433	97,043
Other deposits	Prepaid expenses and other assets	90	90
Total		$545,243	$608,050

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

Global economic and credit market environment during the first half of 2021 were markedly different as compared to the first half of 2020. During 2020, the global economy experienced a period of significant turmoil and deteriorating economic conditions due to the outbreak of the COVID-19 pandemic (the “Pandemic”). The steep drop in economic activity in 2020 impacted global credit markets and resulted in sharp credit spread widening and an increase in credit market volumes. During the first half of 2021, however, the improving economic conditions resulted in lower volatility, tightening credit spreads, a rising interest rate environment and a decline in U.S. credit market volumes. In the first half of 2021, market volume in U.S. high-grade and U.S. high-yield corporate bonds as reported by Financial Industry Regulatory Authority’s Trade Reporting and Compliance Engine (“TRACE”) decreased 7.5% and 9.9%, respectively, compared to the first half of 2020. We believe that the benign credit market conditions in 2021 have negatively impacted trading velocity and activity conducted over our platforms.

As a result of the Pandemic, we have continued to experience significant changes in our daily operations. In mid-March 2020, we successfully implemented a global work from home mandate for all our employees and we were able to continue to provide our trading platforms and other services to our clients without interruption. In particular, we believe that Open Trading liquidity was essential to the functioning of credit markets during the Pandemic, and MarketAxess played a valuable role keeping our clients connected to the market as traders moved from their centralized trading floors to home offices.

While we remain confident that we can continue to maintain business continuity, serve our clients and provide efficient execution in a virtual environment as necessary, as local public health conditions have improved in some locations, we have begun to re-open our offices on a voluntary basis to provide flexibility for our employees, with an emphasis on safety. We anticipate that the timing and ability to open offices will vary significantly from region to region based on a number of factors, including the availability of COVID-19 vaccines and the spread of COVID-19 variants.  We currently anticipate a more wholesome return to working in our U.S. offices during the third quarter. We also anticipate that the full re-opening of our offices may require investments in the design, implementation and enforcement of new workplace safety protocols. These efforts may divert management attention, and the protocols may create logistical challenges for our employees which could adversely impact employee productivity and morale.

We expect that current cash and investment balances, in combination with cash flows that are generated from operations and the ability to borrow under our Credit Agreement, will be sufficient to meet our liquidity needs and planned capital expenditure requirements for at least the next twelve months, including during any future disruptions caused by the Pandemic. We ended the quarter with a strong balance sheet, no borrowings under our Credit Agreement and with capital significantly in excess of our regulatory requirements.

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

Our competitive position is also enhanced by the unique liquidity provided by our Open Trading functionalities and the familiarity and integration of our broker-dealer and institutional investor clients with our electronic trading platform and other systems. We have focused on the unique aspects of the credit markets we serve in the development of our platform, working closely with our clients to provide a system that is suited to their needs.

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

In addition, the U.K. ceased to be a member of the E.U. on January 31, 2020, triggering a transition period in which the U.K. continued to observe applicable E.U. regulations through December 31, 2020 (commonly referred to as “Brexit”). In preparation for Brexit, we obtained authorizations from the Netherlands Authority for the Financial Markets for our subsidiaries in the Netherlands in 2019. Following Brexit, we now provide regulated services to our clients within the E.U. in reliance on the cross-border services passport held by our Dutch subsidiaries. Brexit has led to legal uncertainty and potentially divergent national laws and regulations as the U.K. determines which E.U. laws to replace or replicate, which may impact our ability to comply with the extensive government regulation to which we are subject. In addition, the cost and complexity of operating across increasingly divergent regulatory regimes has increased and is likely to continue to increase following Brexit.

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

As the overall shareof electronic trading grows in global credit products, we are experiencing continued demand for, and growth in, our automated trading solutions. Automated trading volumes rose to $41.5 billion in the second quarter of 2021, up 29.2% from $32.1 billion in the second quarter of 2020. In addition, the use of dealer algorithms is continuing to grow on our platforms, with approximately 4.6 million algorithmic responses in the second quarter of 2021, up 30.2% from the same period last year.

We experience cyber-attacks and attempted security breaches. Cybersecurity incidents could impact revenue and operating income and increase costs. We therefore continue to make investments in our cybersecurity infrastructure and training of employees, which may result in increased costs, to strengthen our cybersecurity measures.

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

Other Credit Commissions. Other credit includes Eurobonds, emerging markets bonds, high-yield bonds, municipal bonds and leveraged loans. Commissions for other credit products generally vary based on the type of the instrument traded using standard fee schedules. Our high-yield fee plan structure is similar to our U.S. high-grade fee plans. Certain dealers participate in a high-yield fee plan that incorporates a variable transaction fee and fixed distribution fee, while other dealers participate in a plan that does not contain monthly distribution fees and instead incorporates additional per transaction execution fees and minimum monthly fee commitments. Other credit distribution fees include subscription revenues associated with the MuniBrokers platform. The average other credit fees per million may vary in the future due to changes in product mix or trading protocols.

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

Critical Accounting Policies and Estimates

This Management’s Discussion and Analysis of Financial Condition and Results of Operations discusses our Consolidated Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the United States, also referred to as U.S. GAAP. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the reported amounts of income and expenses during the reporting periods. We base our estimates and judgments on historical experience and on various other factors that we believe are reasonable under the circumstances. Actual results may differ from these estimates under varying assumptions or conditions. Note 2 of the Notes to our Consolidated Financial Statements includes a summary of the significant accounting policies and methods used in the preparation of our Consolidated Financial Statements. There were no significant changes to our critical accounting policies and estimates during the six months ended June 30, 2021, as compared to those we disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2020.

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

Results of Operations

Three Months Ended June 30, 2021 Compared to Three Months Ended June 30, 2020

The following table summarizes our financial results for the three months ended June 30, 2021 and 2020. Results for the three months ended June 30, 2021 include Regulatory Reporting Hub and MuniBrokers related revenue of $4.9 million and expenses of $5.1 million, including amortization of acquired intangibles expense of $2.1 million.

	Three Months Ended June 30,
	2021	2020	$ Change	% Change
	($ in thousands, except per share amounts)
Revenues	$176,334	$184,795	$(8,461)	(4.6)%
Expenses	89,157	80,660	8,497	10.5
Operating income	87,177	104,135	(16,958)	(16.3)
Other income	(1,124)	268	(1,392)	(519.4)
Income before income taxes	86,053	104,403	(18,350)	(17.6)
Provision for income taxes	18,765	20,549	(1,784)	(8.7)
Net income	$67,288	$83,854	$(16,566)	(19.8)%

Net income per common share - Diluted	$1.77	$2.20	$(0.43)	(19.5)%

A 12.9% change in the average foreign currency exchange rates of the British pound sterling compared to the U.S. dollar from the three months ended June 30, 2020 had the effect of increasing each of revenues and expenses by $2.4 million for the three months ended June 30, 2021.

Revenues

Our revenues for the three months ended June 30, 2021 and 2020, and the resulting dollar and percentage changes, were as follows:

	Three Months Ended June 30,
	2021		2020
	($ in thousands)
		% of Revenues		% of Revenues	$ Change	% Change
Commissions	$156,431	88.7%	$172,092	93.1%	$(15,661)	(9.1)%
Information services	9,844	5.6	8,427	4.6	1,417	16.8
Post-trade services	9,848	5.6	4,054	2.2	5,794	142.9
Other	211	0.1	222	0.1	(11)	(5.0)
Total revenues	$176,334	100.0%	$184,795	100.0%	$(8,461)	(4.6)%

Commissions. Our commission revenues for the three months ended June 30, 2021 and 2020, and the resulting dollar and percentage changes, were as follows:

	Three Months Ended June 30,
	2021	2020	$ Change	% Change
	($ in thousands)
Variable transaction fees
U.S. high-grade	$56,413	$75,208	$(18,795)	(25.0)%
Other credit	67,074	66,977	97	0.1
Total credit	123,487	142,185	(18,698)	(13.2)
Rates	3,612	3,846	(234)	(6.1)
Total variable transaction fees	127,099	146,031	(18,932)	(13.0)
Distribution fees
U.S. high-grade	21,373	19,635	1,738	8.9
Other credit	7,895	6,329	1,566	24.7
Total credit	29,268	25,964	3,304	12.7
Rates	64	97	(33)	(34.0)
Total distribution fees	29,332	26,061	3,271	12.6
Total commissions	$156,431	$172,092	$(15,661)	(9.1)%

U.S. high-grade variable transaction fees decreased $18.8 million due to a 21.4% decrease in trading volume and a 4.0% decrease in average variable transaction fee per million. Other credit variable transaction fees increased $0.1 million due to a 5.4% increase in trading volume offset by a 5.0% decrease in the average variable transaction fee per million. Open Trading credit volume totaled $216.3 billion during the three months ended June 30, 2021, down 10.2%, and represented 31.3% and 32.3% of variable transaction fees for the three months ended June 30, 2021 and 2020, respectively. The 6.1% decrease in variable transaction fees for rates was mainly attributable to lower U.S. Treasury trading volume.

U.S. high-grade distribution fees increased $1.7 million mainly due to the migration of certain dealers from all-variable fee plans to plans that incorporate a monthly distribution fee. Other credit distribution fees increased $1.6 million mainly due to subscription revenues associated with the MuniBrokers platform of $1.1 million.

Our trading volumes for the three months ended June 30, 2021 and 2020 were as follows:

	Three Months Ended June 30,
	2021	2020	$ Change	% Change
	($ in millions)
Trading volume data
U.S. high-grade - fixed rate	$312,858	$398,006	$(85,148)	(21.4)%
U.S. high-grade - floating rate	11,153	16,574	(5,421)	(32.7)
Total U.S. high grade	324,011	414,580	(90,569)	(21.8)
Other credit	344,865	327,266	17,599	5.4
Total credit	$668,876	$741,846	$(72,970)	(9.8)%

Rates	888,267	955,594	(67,327)	(7.0)%

Number of U.S. Trading Days	63	63
Number of U.K. Trading Days	61	61

For volume reporting purposes, transactions in foreign currencies are converted to U.S. dollars at average monthly rates. The 21.8% decrease in our U.S. high-grade volume was principally due to a decrease in overall market volume. Estimated U.S. high-grade TRACE volume decreased by 20.3% to $1.5 trillion for the three months ended June 30, 2021. Our estimated market share of total U.S. high-grade corporate bond volume decreased to 21.1% for the three months ended June 30, 2021 from 21.5% for the three months ended June 30, 2020.

Other credit volumes increased by 5.4% due to increases of 16.5% in Eurobonds volume, 10.8% in emerging markets bond volume, and 89.3% in municipal bonds volume, offset by a decrease of 12.8% in high-yield bond volume. Estimated emerging markets and high-yield market volumes were down 16.5% and 14.4%, respectively, compared to the three months ended June 30, 2020. Estimated Eurobond market volume was up 10.6% year-over-year. Rates trading volume decreased 7.0% primarily due to a 9.9% decline in U.S. treasuries dealer-to-dealer estimated average daily trading volume.

Our average variable transaction fee per million for the three months ended June 30, 2021 and 2020 was as follows:

	Three Months Ended June 30,
	2021	2020	$ Change	% Change
Average variable transaction fee per million
U.S. high-grade - fixed rate	$179.02	$186.67	$(7.65)	(4.1)%
U.S. high-grade - floating rate	36.40	55.06	(18.66)	(33.9)
Total U.S. high-grade	174.11	181.41	(7.30)	(4.0)
Other credit	194.49	204.66	(10.17)	(5.0)
Total credit	184.62	191.66	(7.04)	(3.7)

Rates	4.07	4.02	0.05	1.2

Total U.S. high-grade average variable transaction fee per million decreased 4.0% to $174.11 per million for the three months ended June 30, 2021 due to a mix shift in trade sizes on our platforms favoring larger sized trades and the migration of certain of our broker-dealer clients from an all-variable fee plan to a plan that incorporates a monthly distribution fee, offset by an increase in the duration of bonds traded on our platforms. Other credit average variable transaction fee per million decreased 5.0% to $194.49 per million for the three months ended June 30, 2021 mainly due to a larger percentage of trading volume in emerging market bonds and Eurobonds that command lower fees per million.

Information Services. Information services revenue increased $1.4 million for the three months ended June 30, 2021 mainly due to new data contract revenue of $1.1 million and the positive impact of foreign exchange of $0.6 million, offset by lower non-recurring data sales of $0.3 million.

Post-Trade Services. Post-trade services revenue increased $5.8 million for the three months ended June 30, 2021 principally due to additional regulatory transaction reporting revenue of $3.8 million generated by Regulatory Reporting Hub, which was acquired on November 30, 2020, new SFTR reporting services revenue of $0.5 million and the positive impact of foreign exchange of $0.6 million.

Expenses

The following table summarizes our expenses for the three months ended June 30, 2021 and 2020. Expenses for the three months ended June 30, 2021 include $5.1 million of expenses related to Regulatory Reporting Hub and MuniBrokers, including amortization of acquired intangibles expense of $2.1 million.

	Three Months Ended June 30,
	2021	2020	$ Change	% Change
	($ in thousands)
Expenses
Employee compensation and benefits	$40,732	$41,636	$(904)	(2.2)%
Depreciation and amortization	13,097	8,305	4,792	57.7
Technology and communications	10,544	8,592	1,952	22.7
Professional and consulting fees	10,704	8,065	2,639	32.7
Occupancy	3,300	3,286	14	0.4
Marketing and advertising	3,128	1,810	1,318	72.8
Clearing costs	4,372	5,713	(1,341)	(23.5)
General and administrative	3,280	3,253	27	0.8
Total expenses	$89,157	$80,660	$8,497	10.5%

Employee compensation and benefits decreased by $0.9 million, primarily due to lower employee incentive compensation of $4.4 million, offset by higher salaries, taxes and benefits on higher employee headcount of $3.2 million and higher stock-based compensation expense of $0.3 million.

Depreciation and amortization increased by $4.8 million primarily due to higher amortization of acquired intangibles expense of $2.8 million and amortization of software development costs of $1.7 million. For the three months ended June 30, 2021 and 2020, $5.6 million and $5.0 million, respectively, of equipment purchases and leasehold improvements and $8.4 million and $6.2 million, respectively, of software development costs were capitalized.

Technology and communications expenses increased by $2.0 million primarily due to higher software subscription costs of $1.2 million, higher platform technology licensing costs of $0.4 million, and higher market data costs of $0.3 million.

Professional and consulting fees increased $2.6 million mainly due to higher acquisition-related fees of $1.0 million, higher consulting fees associated with self-clearing of $0.7 milllion and higher IT consulting fees of $0.5 million.

Marketing and advertising expense increased $1.3 million due to the resumption of certain advertising and travel and entertainment costs which had been reduced in 2020 due to the Pandemic.

Clearing costs decreased by $1.3 million primarily due to the benefits from our conversion to self-clearing. While Open Trading credit volumes decreased 10.2% compared to the three months ended June 30, 2020, clearing costs decreased 23.5%. Clearing costs as a percentage of Open Trading matched principal trading revenue from credit products decreased from 9.9% to 8.1%. U.S. Treasuries matched principal clearing costs were flat year-over-year.

Other Income (Expense)

Our other income (expense) for the three months ended June 30, 2021 and 2020, and the resulting dollar and percentage changes, were as follows:

	Three Months Ended June 30,
	2021	2020	$ Change	% Change
	($ in thousands)
Investment income	$107	$714	$(607)	(85.0)%
Interest expense	(171)	—	(171)	NM
Other, net	(1,060)	(446)	(614)	137.7
Total other income (expense)	$(1,124)	$268	$(1,392)	(519.4)%

Investment income decreased by $0.6 million primarily due to lower investment balances and a decrease in interest rates.

Interest expense increased by $0.2 million due to short-term overdraft financing activity related to our clearing arrangements during the three months ended June 30, 2021.

Other, net increased by $0.6 million primarily due to an increase in credit facility fees and administration costs.

Provision for Income Taxes

The provision for income taxes and effective tax rate for the three months ended June 30, 2021 and 2020 were as follows:

	Three Months Ended June 30,
	2021	2020	$ Change	% Change
	($ in thousands)
Provision for income taxes	$18,765	$20,549	$(1,784)	(8.7)%

Effective tax rate	21.8%	19.7%

The provision for income taxes reflected $5.6 million and $5.7 million of excess tax benefits related to share-based compensation awards that vested or were exercised during the three months ended June 30, 2021 and 2020, respectively. Our consolidated effective tax rate can vary from period to period depending on geographic mix of our earnings, changes in tax legislation and tax rates and the amount and timing of excess tax benefits related to share-based payments, among other factors.

Six Months Ended June 30, 2021 Compared to Six Months Ended June 30, 2020

The following table summarizes our financial results for the six months ended June 30, 2021 and 2020. Results for the six months ended June 30, 2021 include Regulatory Reporting Hub and MuniBrokers related revenue of $8.9 million and expenses of $8.7 million, including amortization of acquired intangibles expense of $3.4 million.

	Six Months Ended June 30,
	2021	2020	$ Change	% Change
	($ in thousands, except per share amounts)

Revenues	$371,798	$353,773	$18,025	5.1%
Expenses	181,147	158,549	22,598	14.3
Operating income	190,651	195,224	(4,573)	(2.3)
Other income	(2,797)	881	(3,678)	(417.5)
Income before income taxes	187,854	196,105	(8,251)	(4.2)
Provision for income taxes	40,109	37,435	2,674	7.1
Net income	$147,745	$158,670	$(10,925)	(6.9)%

Net income per common share - Diluted	$3.87	$4.16	$(0.29)	(7.0)%

A 10.3% change in the average foreign currency exchange rates of the British pound sterling compared to the U.S. dollar from the six months ended June 30, 2020 had the effect of increasing each of revenues and expenses by $4.0 million for the six months ended June 30, 2021.

Revenues

Our revenues for the six months ended June 30, 2021 and 2020, and the resulting dollar and percentage changes, were as follows:

	Six Months Ended June 30,
	2021		2020
	($ in thousands)
		% of Revenues		% of Revenues	$ Change	% Change
Commissions	$332,269	89.4%	$328,046	92.7%	$4,223	1.3%
Information services	19,006	5.1	17,069	4.8	1,937	11.3
Post-trade services	20,109	5.4	8,207	2.3	11,902	145.0
Other	414	0.1	451	0.2	(37)	(8.2)
Total revenues	$371,798	100.0%	$353,773	100.0%	$18,025	5.1%

Commissions. Our commission revenues for the six months ended June 30, 2021 and 2020, and the resulting dollar and percentage changes, were as follows:

	Six Months Ended June 30,
	2021	2020	$ Change	% Change
	($ in thousands)
Variable transaction fees
U.S. high-grade	$121,769	$133,178	$(11,409)	(8.6)%
Other credit	145,973	132,587	13,386	10.1
Total credit	267,742	265,765	1,977	0.7
Rates	7,755	9,432	(1,677)	(17.8)
Total variable transaction fees	275,497	275,197	300	0.1
Distribution fees
U.S. high-grade	42,343	39,609	2,734	6.9
Other credit	14,299	12,987	1,312	10.1
Total credit	56,642	52,596	4,046	7.7
Rates	130	253	(123)	(48.6)
Total distribution fees	56,772	52,849	3,923	7.4
Total commissions	$332,269	$328,046	$4,223	1.3%

U.S. high-grade variable transaction fees decreased $11.4 million due to a 7.7% decrease in trading volume and a 1.0% decrease in average variable transaction fee per million. Other credit variable transaction fees increased $13.4 million due to a 12.0% increase in trading volume offset by a 1.7% decrease in the average variable transaction fee per million. Open Trading credit volume totaled $462.6 billion during the six months ended June 30, 2021, up 3.7%, and represented 31.1% and 31.7% of variable transaction fees for the six months ended June 30, 2021 and 2020, respectively. The 17.8% decrease in variable transaction fees for rates was mainly attributable to lower U.S. Treasury trading volume.

U.S. high-grade distribution fees increased $2.7 million mainly due to the migration of certain dealers from all-variable fee plans to plans that incorporate a monthly distribution fee. Other credit distribution fees increased $1.3 million due to subscription revenues associated with the MuniBrokers platform of $1.1 million.

Our trading volumes for the six months ended June 30, 2021 and 2020 were as follows:

	Six Months Ended June 30,
	2021	2020	$ Change	% Change
	($ in millions)
Trading volume data
U.S. high-grade - fixed rate	$662,673	$710,194	$(47,521)	(6.7)%
U.S. high-grade - floating rate	24,779	34,380	(9,601)	(27.9)
Total U.S. high grade	687,452	744,574	(57,122)	(7.7)
Other credit	735,885	657,019	78,866	12.0
Total credit	$1,423,337	$1,401,593	$21,744	1.6%

Rates	2,009,135	2,400,472	(391,337)	(16.3)

Number of U.S. Trading Days	124	125
Number of U.K. Trading Days	124	125

For volume reporting purposes, transactions in foreign currencies are converted to U.S. dollars at average monthly rates. The 7.7% decrease in our U.S. high-grade volume was principally due to a decrease in overall market volume. Estimated U.S. high-grade TRACE volume decreased by 7.5% to $3.3 trillion for the six months ended June 30, 2021. Our estimated market share of total U.S. high-grade corporate bond volume was 20.8% for each of the six months ended June 30, 2021 and 2020.

Other credit volumes increased by 12.0% due to increases of 15.6% in Eurobonds volume, 14.5% in emerging markets bond volume, 2.9% in high-yield bond volume and 82.1% in municipal bonds volume. Estimated emerging markets and high-yield market volumes were down 12.7% and 9.9%, respectively, compared to the six months ended June 30, 2020. Estimated Eurobond market volume was up 5.5% year-over-year. Rates trading volume decreased 16.3% primarily due to a 10.7% decline in U.S. treasuries dealer-to-dealer estimated average daily trading volume.

Our average variable transaction fee per million for the six months ended June 30, 2021 and 2020 was as follows:

	Six Months Ended June 30,
	2021	2020	$ Change	% Change
Average variable transaction fee per million
U.S. high-grade - fixed rate	$182.21	$185.04	$(2.83)	(1.5)%
U.S. high-grade - floating rate	41.19	51.38	(10.19)	(19.8)
Total U.S. high-grade	177.13	178.86	(1.73)	(1.0)
Other credit	198.36	201.80	(3.44)	(1.7)
Total credit	188.11	189.62	(1.51)	(0.8)

Rates	3.86	3.93	(0.07)	(1.8)

Total U.S. high-grade average variable transaction fee per million decreased 1.0% to $177.13 per million for the six months ended June 30, 2021 due to the migration of certain of our broker-dealer clients from an all-variable fee plan to a plan that incorporates a monthly distribution fee, offset by an increase in the duration of bonds traded on our platforms. Other credit average variable transaction fee per million decreased 1.7% to $198.36 per million for the six months ended June 30, 2021 mainly due to a larger percentage of trading volume in emerging market bonds and Eurobonds that command lower fees per million. The decrease in the average variable transaction fee per million for rates products was primarily attributable to the higher mix of U.S. Treasuries trading volumes that command lower fees per million.

Information Services. Information services revenue increased $1.9 million for the six months ended June 30, 2021 mainly due to new data contract revenue of $2.0 million and the positive impact of foreign exchange of $0.9 million, offset by lower non-recurring data sales of $1.0 million.

Post-Trade Services. Post-trade services revenue increased $11.9 million for the six months ended June 30, 2021 principally due to additional regulatory transaction reporting revenue of $7.8 million generated by Regulatory Reporting Hub, which was acquired on November 30, 2020, new SFTR reporting services revenue of $1.0 million and the positive impact of foreign exchange of $1.1 million.

Expenses

The following table summarizes our expenses for the six months ended June 30, 2021 and 2020. Expenses for the six months ended June 30, 2021 include $8.7 million of expenses related to Regulatory Reporting Hub and MuniBrokers, including amortization of acquired intangibles expense of $3.4 million.

	Six Months Ended June 30,
	2021	2020	$ Change	% Change
	($ in thousands)
Expenses
Employee compensation and benefits	$88,820	$82,830	$5,990	7.2%
Depreciation and amortization	24,876	16,372	8,504	51.9
Technology and communications	20,580	16,753	3,827	22.8
Professional and consulting fees	20,344	13,740	6,604	48.1
Occupancy	6,617	6,760	(143)	(2.1)
Marketing and advertising	4,332	4,485	(153)	(3.4)
Clearing costs	9,066	11,223	(2,157)	(19.2)
General and administrative	6,512	6,386	126	2.0
Total expenses	$181,147	$158,549	$22,598	14.3%

Employee compensation and benefits increased by $6.0 million, primarily due to higher salaries, taxes and benefits on higher employee headcount of $9.5 million and higher stock-based compensation expense of $1.0 million, offset by lower employee incentive compensation of $4.5 million.

Depreciation and amortization increased by $8.5 million primarily due to higher amortization of acquired intangibles expense of $4.8 million and amortization of software development costs of $3.1 million. For the six months ended June 30, 2021 and 2020, $9.8 million and $9.3 million, respectively, of equipment purchases and leasehold improvements and $16.5 million and $13.0 million, respectively, of software development costs were capitalized.

Technology and communications expenses increased by $3.8 million primarily due to higher software subscription costs of $1.9 million, higher market data costs of $0.8 million, higher cloud hosting costs of $0.6 million and higher platform technology licensing costs of $0.5 million.

Professional and consulting fees increased $6.6 million mainly due to higher acquisition-related fees of $2.0 million, higher consulting fees associated with self-clearing of $1.5 milllion, higher IT consulting fees of $1.2 million and higher other audit and consulting fees of $1.1 million.

Clearing costs decreased by $2.2 million primarily due to lower clearing expenses due to the benefits from our conversion to self-clearing. While Open Trading credit volume increased 3.7% compared to the six months ended June 30. 2020, clearing costs decreased by 19.2%. Clearing costs as a percentage of Open Trading matched principal trading revenue from credit products decreased from 9.8% to 7.7%.

Other Income (Expense)

Our other income (expense) for the six months ended June 30, 2021 and 2020, and the resulting dollar and percentage changes, were as follows:

	Six Months Ended June 30,
	2021	2020	$ Change	% Change
	($ in thousands)
Investment income	$214	$1,983	$(1,769)	(89.2)%
Interest expense	(362)	—	(362)	NM %
Other, net	(2,649)	(1,102)	(1,547)	140.4
Total other income (expense)	$(2,797)	$881	$(3,678)	(417.5)%

Investment income decreased by $1.8 million primarily due to lower investment balances and a decrease in interest rates.

Interest expense increased by $0.4 million due to short-term overdraft financing activity related to our clearing arrangements during the six months ended June 30, 2021.

Other, net increased by $1.5 million primarily due to an increase in credit facility fees and administration costs.

Provision for Income Taxes

The provision for income taxes and effective tax rate for the six months ended June 30, 2021 and 2020 were as follows:

	Six Months Ended June 30,
	2021	2020	$ Change	% Change
	($ in thousands)
Provision for income taxes	$40,109	$37,435	$2,674	7.1%

Effective tax rate	21.4%	19.1%

The provision for income taxes reflected $9.7 million and $12.0 million of excess tax benefits related to share-based compensation awards that vested or were exercised during the six months ended June 30, 2021 and 2020, respectively. Our consolidated effective tax rate can vary from period to period depending on geographic mix of our earnings, changes in tax legislation and tax rates and the amount and timing of excess tax benefits related to share-based payments, among other factors.

Liquidity and Capital Resources

During the six months ended June 30, 2021, we have met our funding requirements through cash on hand, internally generated funds and short-term borrowings. Cash and cash equivalents and investments totaled $449.5 million at June 30, 2021. Our investments are generally invested in investment-grade securities. We limit the amounts that can be invested in any single issuer and invest in short- to intermediate-term instruments whose fair values are less sensitive to interest rate changes.

In November 2020, we entered into the Credit Agreement with a syndicate of lenders and JPMorgan, as administrative agent, that provides aggregate commitments totaling $500.0 million, consisting of a revolving credit facility and a $5.0 million letter of credit sub-limit for standby letters of credit. The Credit Agreement replaced the Prior Credit Agreement and will mature on November 12, 2021, with our option to request up to two additional 364-day extensions at the discretion of each lender and subject to customary conditions. As of June 30, 2021, we had $1.0 million in letters of credit outstanding and $499.0 million in available borrowing capacity under the Credit Agreement. See Note 11 to the Consolidated Financial Statements for a discussion of the Credit Agreement.

In connection with its self-clearing operations, one of our U.S. broker-dealer subsidiaries entered into an agreement (the “Collateralized Agreement”) with its settlement bank to provide loans up to an aggregate of $200.0 million on an uncommitted basis. Borrowings under the Collateralized Agreement are collateralized by securities pledged by the broker-dealer subsidiary to the settlement bank, subject to applicable haircuts and concentration limits. As of June 30, 2021, the broker-dealer subsidiary had no borrowings outstanding and $200.0 million in available borrowing capacity under the Collateralized Agreement. See Note 11 to the Consolidated Financial Statements for a discussion of the Collateralized Agreement.

Under arrangements with their settlement banks, certain of our U.S. and U.K. operating subsidiaries may receive overnight financing in the form of bank overdrafts. We incurred interest expense such overnight financing of $0.4 million during the six months ended June 30, 2021. As of June 30, 2021, we had $1.0 million of overdrafts payable outstanding.

As a result of our self-clearing and settlement activities, we are required to finance certain transactions, maintain deposits with various clearing organizations and clearing broker-dealers and maintain a special reserve bank account for the benefit of customers pursuant to SEC Rule 15c3-3. As of June 30, 2021, the aggregate amount of the positions financed, deposits and customer reserve balances associated with our self-clearing and settlement activities was $239.0 million. These requirements can fluctuate based on trading activity, market volatility or other factors which may impact our liquidity or require us to use our capital resources.

Our cash flows were as follows:

	Six Months Ended June 30,
	2021	2020	$ Change	% Change
	($ in thousands)
Net cash provided by operating activities	$73,567	$225,222	$(151,655)	(67.3)%
Net cash (used in) provided by investing activities	(43,346)	12,931	(56,277)	(435.2)
Net cash (used in) financing activities	(92,765)	(83,995)	(8,770)	10.4
Effect of exchange rate changes on cash and cash equivalents	(263)	(3,678)	3,415	(92.8)
Net (decrease) increase for the period	$(62,807)	$150,480	$(213,287)	(141.7)%

The $151.7 million decrease in net cash provided by operating activities was primarily due to lower proceeds from net sales of trading investments of $68.8 million, an increase in net receivables from broker-dealers, clearing organizations and customers associated with our clearing activities of $66.5 million, a decrease in net income of $10.9 million and lower deferred taxes of $3.1 million.

The $56.3 million decrease in net cash flows from investing activities was primarily due to a decrease in net sales of available-for-sale investments of $35.7 million, an increase in net cash used in acquisitions of $16.5 million and an increase in capitalization of software costs of $3.5 million.

The $8.8 million increase in net cash (used in) financing activities was principally due to increases in withholding tax payments on restricted stock vesting and stock option exercises of $6.5 million, cash dividends paid on common stock of $4.6 million and repurchases of common stock of $2.7 million, offset by an increase in exercises of stock options of $3.9 million and net proceeds from short term borrowings of $1.0 million.

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

Certain of our U.S. subsidiaries are registered as a broker-dealer or a SEF and therefore are subject to the applicable rules and regulations of the SEC, FINRA and the CFTC. These rules contain minimum net capital requirements, as defined in the applicable regulations, and also may require that a significant part of the registrants’ assets be kept in relatively liquid form. Certain of our foreign subsidiaries are regulated by the FCA in the U.K. or other foreign regulators and must maintain financial resources, as defined in the applicable regulations, in excess of the applicable financial resources requirement. As of June 30, 2021, each of our subsidiaries that are subject to these regulations had net capital or financial resources in excess of their minimum requirements. As of June 30, 2021, our subsidiaries maintained aggregate net capital and financial resources that were $551.0 million in excess of the required levels of $22.6 million.

Each of our U.S. and foreign regulated subsidiaries are subject to local regulations which generally prohibit repayment of borrowings from our affiliates, paying cash dividends, making loans to our affiliates or otherwise entering into transactions that result in a significant reduction in regulatory net capital or financial resources without prior notification to or approval from such regulated entity’s principal regulator. As of June 30, 2021, the amount of unrestricted cash held by our non-U.S. subsidiaries was $164.2 million.

We execute bond transactions between our institutional investor and broker-dealer clients on a matched principal basis by serving as counterparty to both the buyer and the seller in trades. One of our U.S. broker-dealer subsidiaries operates under a self-clearing model for the settlement of such transactions. Our other U.S. and U.K subsidiaries settle their transactions through third-party clearing brokers or settlement agents. Settlement typically occurs within one to two trading days after the trade date. Cash settlement of the transaction occurs upon receipt or delivery of the underlying instrument that was traded. Under both the self-clearing and the third-party clearing models, we may be exposed to credit risk in the event a counterparty does not fulfill its obligation to complete a transaction or if there is an error in executing a matched principal transaction. Pursuant to the terms of the securities clearing agreements, each third-party clearing broker has the right to charge us for any losses they suffer resulting from a counterparty’s failure on any of our trades. We did not record any liabilities or losses with regard to counterparty failures for the six months ended June 30, 2021 and 2020.

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

In July 2021, our Board of Directors approved a quarterly cash dividend of $0.66 per share payable on August 18, 2021 to stockholders of record as of the close of business on August 4, 2021. Any future declaration and payment of dividends will be at the sole discretion of our Board of Directors. Our Board of Directors may take into account such matters as general business conditions, our financial results, capital requirements, contractual obligations, legal, and regulatory restrictions on the payment of dividends to our stockholders or by our subsidiaries to their respective parent entities, and any such other factors as the Board of Directors may deem relevant.

On November 30, 2020 we acquired Regulatory Services GmbH, the pan-European regulatory reporting business of Deutsche Börse Group. The purchase price consists of $22.5 million in cash paid at closing and up to $24.6 million in contingent consideration payable in cash within 18 months of the closing. On April 9, 2021 we acquired MuniBrokers LLC, a central electronic venue serving municipal bond brokers and dealers. The purchase price consists of $17.1 million in cash paid at closing and up to $25.0 million in contingent consideration payable in cash within approximately two years of the closing.

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

The table set forth below presents a reconciliation of our net income to EBITDA:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	($ in thousands)
Net income	$67,288	$83,854	$147,745	$158,670
Add back:
Interest expense	171	—	362	—
Provision for income taxes	18,765	20,549	40,109	37,435
Depreciation and amortization	13,097	8,305	24,876	16,372
Earnings before interest, taxes, depreciation and amortization	$99,321	$112,708	$213,092	$212,477

The table set forth below presents a reconciliation of our cash flow from operating activities to FCF:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	($ in thousands)
Net cash provided by operating activities	$96,726	$104,853	$73,567	$225,222
Exclude: Net change in trading investments	11,064	(6,880)	5,569	(63,274)
Exclude: Net change in fail-to-deliver/receive from broker-dealers, clearing organizations and customers	(26,596)	—	66,774	-
Less: Purchases of furniture, equipment and leasehold improvements	(5,552)	(4,973)	(9,809)	(9,264)
Less: Capitalization of software development costs	(8,384)	(6,225)	(16,459)	(13,003)
Free Cash Flow	$67,258	$86,775	$119,642	$139,681

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

Contractual Obligations and Commitments

As of June 30, 2021, we had the following contractual obligations and commitments:

	Payments due by period
	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
	($ in thousands)
Operating leases	$128,870	$5,956	$21,492	$22,312	$79,110
Foreign currency forward contract	182,312	182,312	—	—	—
	$311,182	$188,268	$21,492	$22,312	$79,110

We enter into foreign currency forward contracts to hedge our exposure to variability in certain foreign currency cash flows resulting from the net investment in our U.K. subsidiaries. As of June 30, 2021, the notional value of the only foreign currency forward contract outstanding was $183.9 million and the fair value of the asset was $1.6 million.

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

As of June 30, 2021, we had $25.0 million of investments in U.S Treasuries that were classified as trading securities. Adverse movements, such as a 10% decrease in the value of these securities or a downturn or disruption in the markets for these securities, could result in a substantial loss. In addition, principal gains and losses resulting from these securities could on occasion have a disproportionate effect, positive or negative, on our financial condition and results of operations for any particular reporting period.

Interest Rate Risk

Interest rate risk represents our exposure to interest rate changes with respect to our cash, cash equivalents and investments. As of June 30, 2021, our cash and cash equivalents and investments amounted to $452.9 million. A hypothetical 100 basis point increase in interest rates would increase our investment income by approximately $4.5 million, assuming no change in the amount or composition of our cash and cash equivalents.

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

During the twelve months ended June 30, 2021, approximately 13.8% of our revenue and 28.0% of our expenses were denominated in currencies other than the U.S. dollar, most notably the British Pound Sterling. Based on actual results over the past year, a hypothetical 10% increase or decrease in the U.S. dollar against all other currencies would have increased or decreased revenue by approximately $9.7 million and operating expenses by approximately $9.4 million.

Derivative Risk

Our limited derivative risk stems from our activities in the foreign currency forward contract market. We use this market to mitigate our U.S. dollar versus British Pound Sterling exposure that arises from the activities of our U.K. subsidiaries. As of June 30, 2021, the fair value of the notional amount of our foreign currency forward contract was $182.3 million. We do not speculate in any derivative instruments.

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

Item 4. Controls and Procedures

(a)  Evaluation of Disclosure Controls and Procedures. Our management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our “disclosure controls and procedures,” as that term is defined in Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of June 30, 2021. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective to ensure that information required to be disclosed by MarketAxess in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and to ensure that information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

(b)  Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2021 identified in connection with the evaluation thereof by our management, including the Chief Executive Officer and Chief Financial Officer, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

During the quarter ended June 30, 2021, we repurchased the following shares of common stock:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
				(In thousands)
April 1, 2021 - April 30, 2021	8,899	$522.54	6,109	$97,058
May 1, 2021 - May 31, 2021	28,446	451.03	10,493	92,272
June 1, 2021 - June 30, 2021	12,099	453.15	12,099	86,790
Total	49,444	$464.42	28,701

During the three months ended June 30, 2021, we repurchased 49,444 shares of common stock. The repurchases included 28,701 shares repurchased in connection with our share repurchase program and 20,743 shares surrendered by employees to us to satisfy the withholding tax obligations upon the exercise of stock options and vesting of restricted shares.

In January 2019, the Board of Directors authorized a two-year share repurchase program for up to $100.0 million that commenced in April 2019 and expired on March 31, 2021. In January 2021, the Board of Directors authorized a new share repurchase program for up to $100.0 million that commenced on April 1, 2021. Shares repurchased under each program will be held in treasury for future use.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Listing:

Number	Description
31.1*	Certification by Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification by Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
104	The cover page from the Company’s Quarterly report on Form 10-Q for the quarter ended June 30, 2021 has been formatted in Inline XBRL and is included in Exhibits 101.

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MARKETAXESS HOLDINGS INC.

Date: July 27, 2021	By:	/s/ RICHARD M. MCVEY
Richard M. McVey
Chief Executive Officer
(principal executive officer)

Date: July 27, 2021	By:	/s/ ANTONIO L. DELISE
Antonio L. DeLise
Chief Financial Officer
(principal financial and accounting officer)