Form 10-Q
period 2021-09-30
MARKETAXESS HOLDINGS INC
filed 2021-10-26
CIK 1278021

[]

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

or

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

As of October 21, 2021, the number of shares of the Registrant’s voting common stock outstanding was 38,026,483.

MARKETAXESS HOLDINGS INC.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2021

PART I — Financial Information

Item 1. Financial Statements

MARKETAXESS HOLDINGS INC.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Unaudited)

	As of
	September 30, 2021	December 31, 2020
	(In thousands, except share and per share amounts)
ASSETS
Cash and cash equivalents	$432,715	$460,858
Cash segregated under federal regulations	50,134	50,059
Investments, at fair value	35,767	28,111
Accounts receivable, net of allowance of $82 and $163 as of September 30, 2021 and December 31, 2020, respectively	67,766	79,577
Receivables from broker-dealers, clearing organizations and customers	551,841	279,915
Goodwill	154,789	147,388
Intangible assets, net of accumulated amortization	119,797	95,354
Furniture, equipment, leasehold improvements and capitalized software, net of accumulated depreciation and amortization	95,575	85,204
Operating lease right-of-use assets	72,586	75,924
Prepaid expenses and other assets	30,948	29,039
Total assets	$1,611,918	$1,331,429

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Accrued employee compensation	$49,046	$62,326
Payables to broker-dealers, clearing organizations and customers	303,439	133,326
Income and other tax liabilities	44,871	42,750
Accounts payable, accrued expenses and other liabilities	69,300	44,354
Operating lease liabilities	89,963	93,612
Total liabilities	556,619	376,368

Commitments and Contingencies (Note 13)

Stockholders' equity
Preferred stock, $0.001 par value, 4,855,000 shares authorized, no shares issued and outstanding as of September 30, 2021 and December 31, 2020	—	—
Series A Preferred Stock, $0.001 par value, 110,000 shares authorized, no shares issued and outstanding as of September 30, 2021 and December 31, 2020	—	—
Common stock voting, $0.003 par value, 110,000,000 shares authorized, 40,907,339 shares and 40,851,100 shares issued and 38,026,483 shares and 38,005,330 shares outstanding as of September 30, 2021 and December 31, 2020, respectively	123	123
Common stock non-voting, $0.003 par value, 10,000,000 shares authorized, no shares issued and outstanding as of September 30, 2021 and December 31, 2020	—	—
Additional paid-in capital	323,631	329,742
Treasury stock - Common stock voting, at cost, 2,880,856 and 2,845,770 shares as of September 30, 2021 and December 31, 2020, respectively	(187,715)	(169,523)
Retained earnings	929,853	799,369
Accumulated other comprehensive loss	(10,593)	(4,650)
Total stockholders' equity	1,055,299	955,061
Total liabilities and stockholders' equity	$1,611,918	$1,331,429

The accompanying notes are an integral part of these consolidated financial statements.

MARKETAXESS HOLDINGS INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(In thousands, except per share amounts)
Revenues
Commissions	$142,826	$150,586	$475,095	$478,632
Information services	9,608	8,501	28,614	25,570
Post-trade services	9,444	4,689	29,553	12,896
Other	215	230	629	681
Total revenues	162,093	164,006	533,891	517,779

Expenses
Employee compensation and benefits	40,878	37,583	129,698	120,413
Depreciation and amortization	13,964	9,032	38,840	25,404
Technology and communications	10,665	8,417	31,245	25,170
Professional and consulting fees	10,847	8,269	31,191	22,009
Occupancy	3,265	3,445	9,882	10,205
Marketing and advertising	1,821	1,148	6,153	5,633
Clearing costs	3,269	4,838	12,335	16,061
General and administrative	3,381	3,467	9,893	9,853
Total expenses	88,090	76,199	269,237	234,748
Operating income	74,003	87,807	264,654	283,031
Other income (expense)
Investment income	108	344	322	2,327
Interest expense	(314)	(1,046)	(676)	(1,046)
Other, net	697	860	(1,952)	(242)
Total other income (expense)	491	158	(2,306)	1,039
Income before income taxes	74,494	87,965	262,348	284,070
Provision for income taxes	16,536	20,189	56,645	57,624
Net income	$57,958	$67,776	$205,703	$226,446

Net income per common share
Basic	$1.54	$1.81	$5.49	$6.06
Diluted	$1.52	$1.78	$5.40	$5.94

Cash dividends declared per common share	$0.66	$0.60	$1.98	$1.80

Weighted average shares outstanding
Basic	37,529	37,386	37,502	37,343
Diluted	38,084	38,160	38,114	38,129

The accompanying notes are an integral part of these consolidated financial statements.

MARKETAXESS HOLDINGS INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(In thousands)
Net income	$57,958	$67,776	$205,703	$226,446
Net cumulative translation adjustment and foreign currency exchange hedge, net of tax of $554, $1,654, $8, and $(908), respectively	(5,149)	4,423	(5,943)	213
Net unrealized gain on securities available-for-sale, net of tax of $0, $(276), $0 and $(172), respectively	—	(871)	—	(542)
Comprehensive income	$52,809	$71,328	$199,760	$226,117

The accompanying notes are an integral part of these consolidated financial statements.

MARKETAXESS HOLDINGS INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

	Common Stock Voting	Additional Paid-In Capital	Treasury Stock - Common Stock Voting	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
	(In thousands, except per share amounts)
Balance at January 1, 2021	$123	$329,742	$(169,523)	$799,369	$(4,650)	$955,061
Net income	—	—	—	80,457	—	80,457
Cumulative translation adjustment and foreign currency exchange hedge, net of tax	—	—	—	—	(1,932)	(1,932)
Stock-based compensation	—	7,424	—	—	—	7,424
Exercise of stock options	—	244	—	—	—	244
Withholding tax payments on restricted stock vesting and stock option exercises	—	(27,422)	—	—	—	(27,422)
Repurchases of common stock	—	—	(520)	—	—	(520)
Cash dividend on common stock ($0.66 per share)	—	—	—	(25,079)	—	(25,079)
Balance at March 31, 2021	123	309,988	(170,043)	854,747	(6,582)	988,233
Net income	—	—	—	67,288	—	67,288
Cumulative translation adjustment and foreign currency exchange hedge, net of tax	—	—	—	—	1,138	1,138
Stock-based compensation	—	6,134	—	—	—	6,134
Exercise of stock options	—	4,421	—	—	—	4,421
Withholding tax payments on restricted stock vesting and stock option exercises	—	(6,860)	—	—	—	(6,860)
Repurchases of common stock	—	—	(13,436)	—	—	(13,436)
Cash dividend on common stock ($0.66 per share)	—	—	—	(25,058)	—	(25,058)
Balance at June 30, 2021	123	313,683	(183,479)	896,977	(5,444)	1,021,860
Net income	—	—	—	57,958	—	57,958
Cumulative translation adjustment and foreign currency exchange hedge, net of tax	—	—	—	—	(5,149)	(5,149)
Stock-based compensation	—	6,754	—	—	—	6,754
Exercise of stock options	—	2,283	—	—	—	2,283
Withholding tax payments on restricted stock vesting and stock option exercises	—	911	—	—	—	911
Repurchases of common stock	—	—	(4,236)	—	—	(4,236)
Cash dividend on common stock ($0.66 per share)	—	—	—	(25,082)	—	(25,082)
Balance at September 30, 2021	$123	$323,631	$(187,715)	$929,853	$(10,593)	$1,055,299

The accompanying notes are an integral part of these consolidated financial statements.

MARKETAXESS HOLDINGS INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

	Common Stock Voting	Additional Paid-In Capital	Treasury Stock - Common Stock Voting	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
	(In thousands, except per share amounts)
Balance at January 1, 2020	$122	$342,541	$(153,388)	$591,086	$(10,270)	$770,091
Net income	—	—	—	74,816	—	74,816
Cumulative translation adjustment and foreign currency exchange hedge, net of tax	—	—	—	—	(3,859)	(3,859)
Unrealized net loss on securities available-for-sale, net of tax	—	—	—	—	(491)	(491)
Stock-based compensation	—	6,677	—	—	—	6,677
Exercise of stock options	—	80	—	—	—	80
Withholding tax payments on restricted stock vesting and stock option exercises	—	(21,243)	—	—	—	(21,243)
Repurchases of common stock	—	—	(5,415)	—	—	(5,415)
Cash dividend on common stock ($0.60 per share)	—	—	—	(22,773)	—	(22,773)
Balance at March 31, 2020	122	328,055	(158,803)	643,129	(14,620)	797,883
Net income	—	—	—	83,854	—	83,854
Cumulative translation adjustment and foreign currency exchange hedge, net of tax	—	—	—	—	(351)	(351)
Unrealized net gain on securities available-for-sale, net of tax	—	—	—	—	820	820
Stock-based compensation	—	5,791	—	—	—	5,791
Exercise of stock options	—	659	—	—	—	659
Withholding tax payments on restricted stock vesting and stock option exercises	—	(6,535)	—	—	—	(6,535)
Repurchases of common stock	—	—	(5,873)	—	—	(5,873)
Cash dividend on common stock ($0.60 per share)	—	—	—	(22,764)	—	(22,764)
Balance at June 30, 2020	122	327,970	(164,676)	704,219	(14,151)	853,484
Net income	—	—	—	67,776	—	67,776
Cumulative translation adjustment and foreign currency exchange hedge, net of tax	—	—	—	—	4,423	4,423
Unrealized net gain on securities available-for-sale, net of tax	—	—	—	—	(871)	(871)
Stock-based compensation	—	6,451	—	—	—	6,451
Exercise of stock options	—	9	—	—	—	9
Withholding tax payments on restricted stock vesting and stock option exercises	—	(6,784)	—	—	—	(6,784)
Repurchases of common stock	—	—	(4,165)	—	—	(4,165)
Cash dividend on common stock ($0.60 per share)	—	—	—	(22,784)	—	(22,784)
Balance at September 30, 2020	$122	$327,646	$(168,841)	$749,211	$(10,599)	$897,539

The accompanying notes are an integral part of these consolidated financial statements.

MARKETAXESS HOLDINGS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2021	2020
	(In thousands)
Cash flows from operating activities
Net income	$205,703	$226,446
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	38,840	25,404
Amortization of operating lease right-of-use assets	5,055	5,146
Stock-based compensation expense	20,312	18,919
Deferred taxes	3,038	8,655
Other	(46)	727
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	11,820	(20,232)
(Increase) in receivables from broker-dealers, clearing organizations and customers	(288,107)	(304,023)
(Increase) decrease in prepaid expenses and other assets	(1,915)	521
(Increase) decrease in trading investments	(5,569)	62,636
(Increase) in mutual funds held in rabbi trust	(1,914)	(1,819)
(Decrease) increase in accrued employee compensation	(13,280)	3,561
Increase in payables to broker-dealers, clearing organizations and customers	170,113	138,120
(Decrease) increase in income and other tax liabilities	(914)	10,098
(Decrease) increase in accounts payable, accrued expenses and other liabilities	(1,418)	7,379
(Decrease) in operating lease liabilities	(5,338)	(4,669)
Net cash provided by operating activities	136,380	176,869
Cash flows from investing activities
Acquisitions, net of cash and cash equivalents acquired	(17,078)	(527)
Available-for-sale investments
Proceeds from maturities and sales	—	170,657
Purchases	—	(32,865)
Purchases of furniture, equipment and leasehold improvements	(14,567)	(13,022)
Capitalization of software development costs	(24,650)	(21,124)
Net cash (used in) provided by investing activities	(56,295)	103,119
Cash flows from financing activities
Cash dividend on common stock	(74,999)	(68,104)
Exercise of stock options	6,948	748
Withholding tax payments on restricted stock vesting and stock option exercises	(33,371)	(34,562)
Repurchases of common stock	(18,192)	(15,453)
Proceeds from short-term borrowings	70,348	478,356
Repayments of short-term borrowings	(70,348)	(478,356)
Net cash (used in) financing activities	(119,614)	(117,371)
Effect of exchange rate changes on cash and cash equivalents	(4,720)	431
Cash and cash equivalents including restricted cash
Net (decrease) increase for the period	(44,249)	163,048
Beginning of period	608,050	274,253
End of period	$563,801	$437,301

Supplemental cash flow information
Cash paid for income taxes	$48,669	$38,488
Cash paid for interest	676	1,046
Non-cash activity
Contingent consideration payable assumed in connection with acquisitions	26,898	—
Exercise of stock options - cashless	2,750	10,288
Operating lease right-of-use assets obtained in exchange for operating lease liabilities	1,891	705

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(In thousands)
Commission revenue by fee type
Variable transaction fees
Disclosed trading	$75,044	$80,354	$258,443	$260,233
Open Trading - matched principal trading	34,356	40,565	120,557	128,296
U.S. Treasuries - matched principal trading	2,748	2,264	8,645	9,851
Total variable transaction fees	112,148	123,183	387,645	398,380
Distribution fees and unused minimum fees	30,678	27,403	87,450	80,252
Total commissions	$142,826	$150,586	$475,095	$478,632

Information services – Information services includes data licensed to the Company’s broker-dealer clients, institutional investor clients and data-only subscribers; professional and consulting services; technology software licenses; and maintenance and support services. The nature and timing of each performance obligation may vary as these contracts are either subscription-based services transferred over time, and may be net of volume-based discounts, or one-time services that are transferred at a point in time. Revenues for services transferred over time are recognized ratably over the contract period as the Company’s performance obligation is met, whereas revenues for services transferred at a point in time are recognized in the period the services are provided. Customers are generally billed monthly, quarterly, or annually; revenues billed in advance are deferred and recognized ratably over the contract period. The following table presents information services revenue by timing of recognition:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(In thousands)
Information services revenue by timing of recognition
Services transferred over time	$9,389	$8,227	$27,946	$23,852
Services transferred at a point in time	219	274	668	1,718
Total information services revenues	$9,608	$8,501	$28,614	$25,570

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(In thousands)
Post-trade services revenue by timing of recognition
Services transferred over time	$9,444	$4,557	$29,544	$12,655
Services transferred at a point in time	—	132	9	241
Total post-trade services revenues	$9,444	$4,689	$29,553	$12,896

Other revenues – Other revenues primarily includes revenue from telecommunications line charges to broker-dealer clients.

Contract liabilities consist of deferred revenues that the Company records when cash payments are received or due in advance of services to be performed. The revenue recognized from contract liabilities and the remaining balance is shown below:

	December 31, 2020	Payments received in advance of services to be performed	Revenue recognized for services performed during the period	Foreign Currency Translation	September 30, 2021
	(In thousands)
Information services	$3,203	$8,064	$(7,614)	$—	$3,653
Post-trade services	1,045	11,810	(11,740)	(15)	1,100
Total deferred revenue	$4,248	$19,874	$(19,354)	$(15)	$4,753

The majority of the Company’s contracts are short-term in nature with durations of less than one year. For contracts with original durations extending beyond one year, the aggregate amount of the transaction price allocated to remaining performance obligations was $18.1 million as of September 30, 2021. The Company expects to recognize revenue associated with the remaining performance obligations over the next 32 months.

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

3. Regulatory Capital Requirements

Certain U.S. subsidiaries of the Company are registered as a broker-dealer or swap execution facility (“SEF”) and therefore are subject to the applicable rules and regulations of the SEC, the Financial Industry Regulatory Authority (“FINRA”) and the Commodity Futures Trading Commission (“CFTC”). These rules contain minimum net capital requirements, as defined in the applicable regulations, and also may require that a significant part of the registrants’ assets be kept in relatively liquid form. Certain of the Company’s foreign subsidiaries are regulated by the Financial Conduct Authority (“FCA”) in the U.K. or other foreign regulators and must maintain financial resources, as defined in the applicable regulations, in excess of the applicable financial resources requirement. As of September 30, 2021, each of the Company’s subsidiaries that are subject to these regulations had net capital or financial resources in excess of their minimum requirements. As of September 30, 2021, the Company’s subsidiaries maintained aggregate net capital and financial resources that were $577.3 million in excess of the required levels of $23.2 million.

One of the Company’s U.S. broker-dealer subsidiaries is required to segregate funds in a special reserve bank account for the benefit of customers pursuant to Rule 15c3-3 of the Securities Exchange Act of 1934. As of September 30, 2021, the broker-dealer subsidiary had a balance of $50.1 million in its special reserve bank account. This broker-dealer subsidiary also maintained net capital that was $381.4 million in excess of the required level of $3.4 million.

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

4. Fair Value Measurements

The following table summarizes the valuation of the Company’s assets and liabilities measured at fair value as categorized based on the hierarchy described in Note 2:

	Level 1	Level 2	Level 3	Total
	(In thousands)
As of September 30, 2021
Assets
Money market funds	$4,454	$—	$—	$4,454
Trading securities
U.S. Treasuries	—	24,964	—	24,964
Mutual funds held in rabbi trust	—	10,803	—	10,803
Foreign currency forward position	—	1,813	—	1,813
Total assets	$4,454	$37,580	$—	$42,034

Liabilities
Contingent consideration payable	$—	$—	$41,084	$41,084

As of December 31, 2020
Assets
Money market funds	$20,856	$—	$—	$20,856
Trading securities
Corporate debt	—	19,222	—	19,222
Mutual funds held in rabbi trust	—	8,889	—	8,889
Total assets	$20,856	$28,111	$—	$48,967

Liabilities
Contingent consideration payable	$—	$—	$15,026	$15,026
Foreign currency forward position	—	805	—	805
Total liabilities	$—	$805	$15,026	$15,831

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

Liabilities classified within Level 3 reflect contingent consideration payable assumed as part of acquisitions. During the nine months ended September 30, 2021, $26.9 million of contingent consideration payable was recognized in connection with a business combination and a revaluation related to an asset acquisition. Significant unobservable inputs used in the valuation of contingent consideration payable include estimates of client retention, electronic order flow and license fees over periods of 18 to 24 months from the acquisition dates. The following table summarizes the change in the Company's Level 3 liabilities for the nine months ended September 30, 2021:

	December 31, 2020	Additions - acquisitions	Revaluations	Foreign Currency Translation	September 30, 2021
	(In thousands)
Contingent consideration payable	$15,026	$22,500	$4,448	$(890)	$41,084

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

	Carrying Value	Fair Value	Level 1	Level 2	Level 3	Total
	(In thousands)
As of September 30, 2021
Financial assets not measured at fair value:
Cash and cash equivalents	$432,715	$432,715	$432,715	$—	$—	$432,715
Cash segregated under federal regulations	50,134	50,134	50,134	—	—	50,134
Accounts receivable, net of allowance	67,766	67,766	—	67,766	—	67,766
Receivables from broker-dealers, clearing organizations and customers	551,841	551,841	80,862	470,979	—	551,841
Total	$1,102,456	$1,102,456	$563,711	$538,745	$—	$1,102,456

Financial liabilities not measured at fair value:
Payables to broker-dealers, clearing organizations and customers	$303,439	$303,439	$—	$303,439	$—	$303,439

As of December 31, 2020
Financial assets not measured at fair value:
Cash and cash equivalents	$460,858	$460,858	$460,858	$—	$—	$460,858
Cash segregated under federal regulations	50,059	50,059	50,059	—	—	50,059
Accounts receivable, net of allowance	79,577	79,577	—	79,577	—	79,577
Receivables from broker-dealers, clearing organizations and customers	279,915	279,915	97,043	182,872	—	279,915
Total	$870,409	$870,409	$607,960	$262,449	$—	$870,409

Financial liabilities not measured at fair value:
Payables to broker-dealers, clearing organizations and customers	$133,326	$133,326	$—	$133,326	$—	$133,326

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

	As of
	September 30, 2021	December 31, 2020
	(In thousands)
Notional value	$198,299	$157,057
Fair value of notional	196,486	157,862
Fair value of the asset (liability)	$1,813	$(805)

The following table summarizes the Company’s investments:

	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
	(In thousands)
As of September 30, 2021
Trading securities
U.S. Treasuries	$24,989	$-	$(25)	$24,964
Mutual funds held in rabbi trust	9,941	862	—	10,803
Total investments	$34,930	$862	$(25)	$35,767

As of December 31, 2020
Trading securities
Corporate debt	$19,081	$141	$—	$19,222
Mutual funds held in rabbi trust	7,680	1,209	—	8,889
Total investments	$26,761	$1,350	$—	$28,111

The following table summarizes the fair value of the investments based upon the contractual maturities:

	As of
	September 30, 2021	December 31, 2020
	(In thousands)
Less than one year	$10,803	$18,290
Due in 1 - 5 years	24,964	9,821
Total	$35,767	$28,111

Proceeds from the sales and maturities of investments during the nine months ended September 30, 2021 and 2020 were $19.4 million and $252.2 million, respectively.

5. Receivables from and Payables to Broker-dealers, Clearing organizations and Customers

Receivables from and payables to broker-dealers, clearing organizations and customers consisted of the following:

	September 30, 2021	December 31, 2020
Receivables from broker-dealers, clearing organizations and customers:	(In thousands)
Securities failed-to-deliver - broker-dealers	$216,916	$93,294
Securities failed-to-deliver - customers	250,016	87,685
Deposits with clearing organizations and broker-dealers	80,862	97,043
Other	4,047	1,893
Total	$551,841	$279,915

Payables to broker-dealers, clearing organizations and customers:
Securities failed-to-receive - broker-dealers	184,755	70,917
Securities failed-to-receive - customers	110,930	60,784
Other	7,754	1,625
Total	$303,439	$133,326

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

On November 30, 2020, the Company acquired Regulatory Services GmbH, the pan-European regulatory reporting business of Deutsche Börse Group. The purchase price consists of $22.5 million in cash paid at closing and up to $24.6 million in contingent consideration payable in cash within 18 months of the closing. The Company is accounting for the transaction as a purchase of assets and recorded $37.4 million in amortizable intangible assets and $14.7 million of contingent consideration payable as of the acquisition date. In 2021, the Company recognized an increase of $4.4 million to the contingent consideration payable and the cost basis of the acquired intangible assets as a result of updated projections of the expected final contingent consideration payments.

7. Goodwill and Intangible Assets

Goodwill and intangible assets with indefinite lives was $154.8 million and $147.4 million as of September 30, 2021 and December 31, 2020, respectively. Intangible assets that are subject to amortization, including the related accumulated amortization, are comprised of the following:

	September 30, 2021			December 31, 2020
	Cost	Accumulated amortization	Net carrying amount	Cost	Accumulated amortization	Net carrying amount
	(In thousands)

Customer relationships	$132,094	$(16,570)	$115,524	$102,696	$(7,369)	$95,327
Technology and other intangibles	11,430	(7,157)	4,273	6,550	(6,523)	27
Total	$143,524	$(23,727)	$119,797	$109,246	$(13,892)	$95,354

Amortization expense associated with identifiable intangible assets was $9.8 million and $2.0 million for the nine months ended September 30, 2021 and 2020, respectively. Annual estimated total amortization expense is $13.3 million, $17.1 million, $17.5 million, $15.4 million and $12.3 million, respectively, for 2021 through 2025.

8. Income Taxes

The Company's provision for income taxes includes U.S. federal, state and local, and foreign taxes. The Company's effective tax rate was 22.2% and 23.0% for the three months ended September 30, 2021 and 2020, respectively, and 21.6% and 20.3% for the nine months ended September 30, 2021 and 2020, respectively. The Company's effective tax rate can vary from period to period depending on geographic mix of our earnings, changes in tax legislation and tax rates and the amount and timing of excess tax benefits related to share-based payments, among other factors. The Company recognized excess tax benefits on share-based payments of $1.7 million and $5.9 million through the provision for income taxes for the three months ended September 30, 2021 and 2020, respectively, and $11.4 million and $17.9 million for the nine months ended September 30, 2021 and 2020, respectively.

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

9. Stock-Based Compensation Plans

Total stock-based compensation expense was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(In thousands)
Employees	$6,444	$6,133	$19,467	$18,044
Non-employee directors	310	318	845	875
Total stock-based compensation	$6,754	$6,451	$20,312	$18,919

The Company records stock-based compensation expense for employees in employee compensation and benefits and for non-employee directors in general and administrative expenses in the Consolidated Statements of Operations.

During the nine months ended September 30, 2021, the Company granted to employees a total of 42,623 shares of restricted stock or restricted stock units, 17,897 options to purchase shares of common stock and performance-based shares with an expected pay-out at target of 13,255 shares of common stock. The fair value of the restricted stock and performance-based share awards was based on a weighted-average fair value per share at the grant date of $521.52 and $518.74, respectively. Based on the Black-Scholes option pricing model, the weighted-average fair value for each option granted was $137.66 per share.

As of September 30, 2021, the total unrecognized compensation cost related to all non-vested awards was $42.6 million. That cost is expected to be recognized over a weighted-average period of 1.8 years.

10. Earnings Per Share

The following table sets forth basic and diluted weighted average shares outstanding used to compute earnings per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(In thousands, except per share amounts)
Basic weighted average shares outstanding	37,529	37,386	37,502	37,343
Dilutive effect of stock options and restricted stock	555	774	612	786
Diluted weighted average shares outstanding	38,084	38,160	38,114	38,129

Basic earnings per share	$1.54	$1.81	$5.49	$6.06
Diluted earnings per share	1.52	1.78	5.40	5.94

Stock options and restricted stock totaling 30,037 shares and 753 shares for the three months ended September 30, 2021 and 2020, respectively, and 39,899 and 27,606 shares for the nine months ended September 30, 2021 and 2020, respectively, were excluded from the computation of diluted earnings per share because their effect would have been antidilutive. The computation of diluted shares can vary among periods due, in part, to the change in the average price of the Company’s common stock.

11. Credit Agreements and Short-term Financing

Prior Revolving Credit Agreement

In October 2015, the Company entered into an amended and restated credit agreement (the “2015 Credit Agreement”) that provided for revolving loans and letters of credit up to an aggregate of $100.0 million. The 2015 Credit Agreement matured on November 13, 2020, when the Company entered into a new one-year credit agreement.

Revolving Credit Agreement

On November 13, 2020, the Company entered into a credit agreement (the “2020 Credit Agreement”) with a syndicate of lenders and JPMorgan Chase Bank, N.A., as administrative agent, that provided aggregate commitments totaling $500.0 million, consisting of a revolving credit facility and a $5.0 million letter of credit sub-limit for standby letters of credit. The 2020 Credit Agreement replaced the 2015 Credit Agreement. Subject to satisfaction of certain specified conditions, the Company was permitted to upsize the 2020 Credit

Agreement by up to $250.0 million in total. As of September 30, 2021, the Company had $1.0 million in letters of credit outstanding and $499.0 million in available borrowing capacity under the 2020 Credit Agreement.

Borrowings under the 2020 Credit Agreement bore interest at a rate per annum equal to the base rate or adjusted LIBOR plus an applicable margin that varies with the Company’s consolidated total leverage ratio. The 2020 Credit Agreement required that the Company satisfy certain covenants, which include leverage ratios and minimum earnings before interest, tax, and depreciation and amortization (“EBITDA”) requirements. The Company was in compliance with all applicable covenants at September 30, 2021. The Company incurred no interest expense under the 2020 Credit Agreement for the nine months ended September 30, 2021.

On October 15, 2021, the Company refinanced its credit facility to replace the 2020 Credit Agreement with a new three-year revolving credit facility (the “2021 Credit Agreement”) provided by a syndicate of lenders and JPMorgan Chase Bank, N.A., as administrative agent. See Note 17 to the Consolidated Financial Statements for a discussion of the 2021 Credit Agreement.

Collateralized Agreement

In connection with its self-clearing operations, one of the Company’s U.S. broker-dealer subsidiaries entered into an agreement (the “Collateralized Agreement”) with its settlement bank to provide loans to the subsidiary in amounts up to an aggregate of $200.0 million on an uncommitted basis. Borrowings under the Collateralized Agreement are collateralized by securities pledged by the Company’s broker-dealer subsidiary to the settlement bank, subject to applicable haircuts and concentration limits. Borrowings under the Collateralized Agreement will bear interest at a rate per annum equal to the Federal Funds Rate plus 1.00%. The Company incurred less than $0.1 million of interest expense on borrowings under the Collateralized Agreement during the nine months ended September 30, 2021. As of September 30, 2021, the Company had no borrowings outstanding and $200.0 million in available borrowing capacity under the Collateralized Agreement.

Short-term Financing

Under arrangements with their settlement banks, certain of the Company’s U.S. and U.K. operating subsidiaries may receive overnight financing in the form of bank overdrafts. The Company incurred interest expense on such overnight financing of $0.7 million during the nine months ended September 30, 2021. As of September 30, 2021, the Company had no overdrafts payable outstanding.

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

The following table presents the components of lease expense:

		Three Months Ended September 30,		Nine Months Ended September 30,
Lease cost:	Classification	2021	2020	2021	2020
		(In thousands)
Operating lease cost	Occupancy	$3,269	$3,432	$9,939	$10,238
Operating lease cost for subleased/assigned properties	Other, net	507	609	1,548	1,780
Variable lease costs	Occupancy	2	3	9	26
Sublease income subleased/assigned properties	Other, net	(512)	(605)	(1,559)	(1,776)
Net lease cost		$3,266	$3,439	$9,937	$10,268

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

The weighted average remaining lease term (in years) and weighted average discount rate are as follows:

	As of
Lease Term and Discount Rate	September 30, 2021	December 31, 2020
Weighted average remaining lease term (in years)	11.6	12.3
Weighted average discount rate	5.9%	5.9%

The following table presents the maturity of lease liabilities as of September 30, 2021:

(In thousands)
Remainder of 2021	$3,049
2022	11,031
2023	10,790
2024	11,252
2025	11,079
2026 and thereafter	79,031
Total lease payments	126,232
Less: interest	36,269
Operating lease liabilities	$89,963

The Company has entered into agreements that sublease or assign the Company’s lease obligations on two properties to third parties and is contingently liable should the third parties default on future lease obligations through the lease termination dates of February 2022 and May 2022. The aggregate amount of the future lease obligations under these arrangements is $0.8 million as of September 30, 2021.

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

Other

The Company, through certain of its subsidiaries, executes bond transactions between its institutional investor and broker-dealer clients on a matched principal basis by serving as counterparty to both the buyer and the seller in trades. One of the Company’s U.S. broker-dealer subsidiaries operates under a self-clearing model for the settlement of such transactions. The Company’s other U.S. and U.K. subsidiaries settle their transactions through third-party clearing brokers or settlement agents. Settlement typically occurs within one to two trading days after the trade date. Cash settlement of the transaction occurs upon receipt or delivery of the underlying instrument that was traded. Under both the self-clearing and the third-party clearing models, the Company may be exposed to credit risk in the event a counterparty does not fulfill its obligation to complete a transaction or if there is an error in executing a matched principal transaction. Pursuant to the terms of the securities clearing agreements, each third-party clearing broker has the right to charge the Company for any losses they suffer resulting from a counterparty’s failure on any of the Company’s trades. The Company did not record any liabilities or losses with regard to counterparty failures for the nine months ended September 30, 2021 and 2020.

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

14. Share Repurchase Program

In January 2019, the Board of Directors authorized a two-year share repurchase program for up to $100.0 million that commenced in April 2019 and expired on March 31, 2021. In January 2021, the Board of Directors authorized a new share repurchase program for up to $100.0 million that commenced on April 1, 2021. For the nine months ended September 30, 2021, the Company repurchased 38,940 shares of common stock at a cost of $18.2 million. Shares repurchased under each program will be held in treasury for future use.

15. Segment and Geographic Information

The Company operates electronic platforms for the trading of fixed-income securities and provides related data, analytics, compliance tools and post-trade services. The Company considers its operations to constitute a single business segment because of the highly integrated nature of these products and services, the financial markets in which the Company competes and the Company’s worldwide business activities. The Company believes that results by geographic region or client sector are not necessarily meaningful in understanding its business.

For the nine months ended September 30, 2021 and 2020, the U.K. was the only individual foreign country in which the Company had a subsidiary that accounted for 10% or more of the total revenues or total long-lived assets of the Company. Revenues and long-lived assets are attributed to a geographic area based on the location of the particular subsidiary. Long-lived assets are defined as furniture, equipment, leasehold improvements and capitalized software. Revenues for the three and nine months ended September 30, 2021 and 2020 and long-lived assets as of September 30, 2021 and December 31, 2020 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(In thousands)
Revenues
Americas	$131,306	$138,938	$434,664	$440,420
Europe	25,991	20,556	83,852	65,061
Asia	4,796	4,512	15,375	12,298
Total	$162,093	$164,006	$533,891	$517,779

	As of
	September 30, 2021	December 31, 2020
	(In thousands)
Long-lived assets, as defined
Americas	$75,361	$68,707
Europe	20,023	16,491
Asia	191	6
Total	$95,575	$85,204

16. Cash and Cash Equivalents and Restricted Cash

The following table provides a reconciliation of cash and cash equivalents together with restricted or segregated cash as reported within the Consolidated Statements of Financial Condition to the sum of the same such amounts shown in the Consolidated Statements of Cash Flows.

	Statement of Financial Condition Location	September 30, 2021	December 31, 2020
		(In thousands)
Cash and cash equivalents	Cash and cash equivalents	$432,715	$460,858
Cash segregated for regulatory purposes	Cash segregated under federal regulations	50,134	50,059
Deposits with clearing organizations and broker-dealers	Receivables from broker-dealers, clearing organizations and customers	80,862	97,043
Other deposits	Prepaid expenses and other assets	90	90
Total		$563,801	$608,050

17. Subsequent Event

On October 15, 2021, the Company refinanced its credit facility to replace the 2020 Credit Agreement with the 2021 Credit Agreement, which provides aggregate commitments totaling $500.0 million, consisting of a revolving credit facility and a $5.0 million letter of credit sub-limit for standby letters of credit. The 2021 Credit Agreement will mature on October 15, 2024, with the Company’s option to request up to two additional 364-day extensions at the discretion of each lender and subject to customary conditions. Subject to satisfaction of certain specified conditions, the Company is permitted to upsize the 2021 Credit Agreement by up to $250.0 million in total.

Borrowings under the 2021 Credit Agreement will bear interest at a rate per annum equal to the base rate or adjusted LIBOR plus an applicable margin that varies with the Company’s consolidated total leverage ratio. The 2021 Credit Agreement requires that the Company satisfy certain covenants, which include a leverage ratio.

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

The global economic and credit market environments during the nine months ended September 30, 2021 were markedly different as compared to 2020. During 2020, the global economy experienced a period of significant turmoil and deteriorating economic conditions due to the outbreak of the COVID-19 pandemic (the “Pandemic”). The steep drop in economic activity in 2020 impacted global credit markets and resulted in sharp credit spread widening and an increase in credit market volumes. During the nine months ended September 30, 2021, however, the improving economic conditions resulted in lower volatility, credit spreads tightening to historical lows for a prolonged period of time, a rising interest rate environment and a decline in U.S. credit market volumes. In the nine months ended September 30, 2021, market volumes in U.S. high-grade and U.S. high-yield corporate bonds as reported by Financial Industry Regulatory Authority’s Trade Reporting and Compliance Engine (“TRACE”) decreased 7.0% and 8.0%, respectively, compared to the nine months ended September 30, 2020. We believe that the benign credit market conditions in 2021 have negatively impacted trading velocity and activity conducted over our platforms.

As a result of the Pandemic, we have continued to experience significant changes in our daily operations. In mid-March 2020, we successfully implemented a global work from home mandate for all our employees and we were able to continue to provide our trading platforms and other services to our clients without interruption. In particular, we believe that Open Trading liquidity was essential to the functioning of credit markets during the Pandemic, and MarketAxess played a valuable role keeping our clients connected to the market as traders moved from their centralized trading floors to home offices. While we remain confident that we can continue to maintain business continuity, serve our clients and provide efficient execution in a virtual environment as necessary, as local public health conditions have improved in some locations, we have recently re-opened our primary offices.

We expect that current cash and investment balances, in combination with cash flows that are generated from operations and the ability to borrow under our 2021 Credit Agreement, will be sufficient to meet our liquidity needs and planned capital expenditure requirements for at least the next twelve months, including during any future disruptions caused by the Pandemic. We ended the quarter with a strong balance sheet, no borrowings under our 2020 Credit Agreement and with capital significantly in excess of our regulatory requirements.

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

In addition, the U.K. ceased to be a member of the E.U. on January 31, 2020, triggering a transition period in which the U.K. continued to observe applicable E.U. regulations through December 31, 2020 (commonly referred to as “Brexit”). In preparation for Brexit, we obtained authorizations from the Netherlands Authority for the Financial Markets for our subsidiaries in the Netherlands in 2019. Following Brexit, we now provide regulated services to our clients within the E.U. in reliance on the cross-border services passport held by our Dutch subsidiaries. Brexit has led to legal uncertainty and potentially divergent national laws and regulations as the U.K. determines which E.U. laws to replace or replicate, which has made it more difficult and costly to comply with the extensive government regulation to which we are subject. In addition, the cost and complexity of operating across increasingly divergent regulatory regimes has increased and is likely to continue to increase following Brexit.

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

As the overall share of electronic trading grows in global credit products, we are experiencing continued demand for, and growth in, our automated trading solutions. Automated trading volumes rose to $42.3 billion in the third quarter of 2021, up 39.1% from $30.4 billion in the third quarter of 2020. In addition, the use of dealer algorithms is continuing to grow on our platforms, with approximately 4.4 million algorithmic responses in the third quarter of 2021, up 17.4% from the same period last year.

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

Other Income (Expense)

Investment Income. Investment income consists of interest income earned on our investments.

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

Critical Accounting Policies and Estimates

This Management’s Discussion and Analysis of Financial Condition and Results of Operations discusses our Consolidated Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the United States, also referred to as U.S. GAAP. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the reported amounts of income and expenses during the reporting periods. We base our estimates and judgments on historical experience and on various other factors that we believe are reasonable under the circumstances. Actual results may differ from these estimates under varying assumptions or conditions. Note 2 of the Notes to our Consolidated Financial Statements includes a summary of the significant accounting policies and methods used in the preparation of our Consolidated Financial Statements. There were no significant changes to our critical accounting policies and estimates during the nine months ended September 30, 2021, as compared to those we disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2020.

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

Results of Operations

Three Months Ended September 30, 2021 Compared to Three Months Ended September 30, 2020

The following table summarizes our financial results for the three months ended September 30, 2021 and 2020. Results for the three months ended September 30, 2021 include Regulatory Reporting Hub and MuniBrokers related revenue of $4.6 million and expenses of $5.5 million, including amortization of acquired intangibles expense of $2.5 million.

	Three Months Ended September 30,
	2021	2020	$ Change	% Change
	($ in thousands, except per share amounts)
Revenues	$162,093	$164,006	$(1,913)	(1.2)%
Expenses	88,090	76,199	11,891	15.6
Operating income	74,003	87,807	(13,804)	(15.7)
Other income	491	158	333	210.8
Income before income taxes	74,494	87,965	(13,471)	(15.3)
Provision for income taxes	16,536	20,189	(3,653)	(18.1)
Net income	$57,958	$67,776	$(9,818)	(14.5)%

Net income per common share - Diluted	$1.52	$1.78	$(0.26)	(14.6)%

A 5.0% change in the average foreign currency exchange rates of the British pound sterling compared to the U.S. dollar had the effect of increasing revenues and expenses by $1.0 million and $0.9 million, respectively, for the three months ended September 30, 2021.

Revenues

Our revenues for the three months ended September 30, 2021 and 2020, and the resulting dollar and percentage changes, were as follows:

	Three Months Ended September 30,
	2021		2020
	($ in thousands)
		% of Revenues		% of Revenues	$ Change	% Change
Commissions	$142,826	88.2%	$150,586	91.8%	$(7,760)	(5.2)%
Information services	9,608	5.9	8,501	5.2	1,107	13.0
Post-trade services	9,444	5.8	4,689	2.9	4,755	101.4
Other	215	0.1	230	0.1	(15)	(6.5)
Total revenues	$162,093	100.0%	$164,006	100.0%	$(1,913)	(1.2)%

Commissions. Our commission revenues for the three months ended September 30, 2021 and 2020, and the resulting dollar and percentage changes, were as follows:

	Three Months Ended September 30,
	2021	2020	$ Change	% Change
	($ in thousands)
Variable transaction fees
U.S. high-grade	$45,848	$60,861	$(15,013)	(24.7)%
Other credit	62,475	59,131	3,344	5.7
Total credit	108,323	119,992	(11,669)	(9.7)
Rates	3,825	3,191	634	19.9
Total variable transaction fees	112,148	123,183	(11,035)	(9.0)
Distribution fees
U.S. high-grade	22,257	20,760	1,497	7.2
Other credit	8,352	6,586	1,766	26.8
Total credit	30,609	27,346	3,263	11.9
Rates	69	57	12	21.1
Total distribution fees	30,678	27,403	3,275	12.0
Total commissions	$142,826	$150,586	$(7,760)	(5.2)%

U.S. high-grade variable transaction fees decreased $15.0 million due to a 9.0% decrease in trading volume and a 17.2% decrease in average variable transaction fee per million. Other credit variable transaction fees increased $3.3 million due to a 12.4% increase in trading volume offset by a 6.0% decrease in the average variable transaction fee per million. Open Trading credit volume totaled $188.0 billion during the three months ended September 30, 2021, down 4.6%, and represented 30.5% and 32.7% of variable transaction fees for the three months ended September 30, 2021 and 2020, respectively. The 19.9% increase in variable transaction fees for rates was mainly attributable to higher U.S. Treasury trading volume.

U.S. high-grade distribution fees increased $1.5 million mainly due to the migration of certain dealers from all-variable fee plans to plans that incorporate a monthly distribution fee and higher unused monthly minimum commitment fees. Other credit distribution fees increased $1.8 million mainly due to subscription revenues associated with the MuniBrokers platform of $1.2 million.

Our trading volumes for the three months ended September 30, 2021 and 2020 were as follows:

	Three Months Ended September 30,
	2021	2020	$ Change	% Change
	($ in millions)
Trading volume data
U.S. high-grade - fixed rate	$268,671	$295,781	$(27,110)	(9.2)%
U.S. high-grade - floating rate	9,166	9,450	(284)	(3.0)
Total U.S. high grade	277,837	305,231	(27,394)	(9.0)
Other credit	319,209	283,920	35,289	12.4
Total credit	$597,046	$589,151	$7,895	1.3%

Rates	929,734	760,676	169,058	22.2%

Number of U.S. Trading Days	64	64
Number of U.K. Trading Days	65	65

For volume reporting purposes, transactions in foreign currencies are converted to U.S. dollars at average monthly rates. The 9.0% decrease in our U.S. high-grade volume was principally due to a decrease in overall market volume. Estimated U.S. high-grade TRACE volume decreased by 5.8% to $1.3 trillion for the three months ended September 30, 2021. Our estimated market share of total U.S. high-grade corporate bond volume decreased to 21.4% for the three months ended September 30, 2021 from 22.2% for the three months ended September 30, 2020.

Other credit volumes increased by 12.4% due to increases of 22.1% in Eurobonds volume, 19.0% in emerging markets bond volume, and 92.4% in municipal bonds volume, offset by a decrease of 6.4% in high-yield bond volume. Estimated emerging markets volumes increased 0.6% whereas estimated U.S. high-yield and Eurobond market volumes decreased 2.6% and 10.4%, respectively, compared to the three months ended September 30, 2020. Rates trading volume increased 22.2% primarily due to an increase in U.S. treasuries dealer-to-dealer estimated average daily trading volume.

Our average variable transaction fee per million for the three months ended September 30, 2021 and 2020 was as follows:

	Three Months Ended September 30,
	2021	2020	$ Change	% Change
Average variable transaction fee per million
U.S. high-grade - fixed rate	$169.13	$204.24	$(35.11)	(17.2)%
U.S. high-grade - floating rate	44.58	47.75	(3.17)	(6.6)
Total U.S. high-grade	165.02	199.39	(34.37)	(17.2)
Other credit	195.72	208.27	(12.55)	(6.0)
Total credit	181.43	203.67	(22.24)	(10.9)

Rates	4.11	4.19	(0.08)	(1.9)

Total U.S. high-grade average variable transaction fee per million decreased 17.2% to $165.02 per million for the three months ended September 30, 2021 due to a decrease in the duration of bonds traded on our platforms and the migration of certain of our broker-dealer clients from all-variable fee plans to plans that incorporate a monthly distribution fee. Other credit average variable transaction fee per million decreased 6.0% to $195.72 per million for the three months ended September 30, 2021 mainly due to a larger percentage of trading volume in emerging market bonds and Eurobonds that command lower fees per million.

Information Services. Information services revenue increased $1.1 million for the three months ended September 30, 2021 mainly due to net new data contract revenue of $0.9 million and the positive impact of foreign exchange of $0.2 million.

Post-Trade Services. Post-trade services revenue increased $4.8 million for the three months ended September 30, 2021 principally due to additional regulatory transaction reporting revenue of $3.4 million generated by Regulatory Reporting Hub, which was acquired on November 30, 2020, new post-trade services contract revenue of $1.1 million and the positive impact of foreign exchange of $0.3 million.

Expenses

The following table summarizes our expenses for the three months ended September 30, 2021 and 2020. Expenses for the three months ended September 30, 2021 include $5.5 million of expenses related to Regulatory Reporting Hub and MuniBrokers, including amortization of acquired intangibles expense of $2.5 million.

	Three Months Ended September 30,
	2021	2020	$ Change	% Change
	($ in thousands)
Expenses
Employee compensation and benefits	$40,878	$37,583	$3,295	8.8%
Depreciation and amortization	13,964	9,032	4,932	54.6
Technology and communications	10,665	8,417	2,248	26.7
Professional and consulting fees	10,847	8,269	2,578	31.2
Occupancy	3,265	3,445	(180)	(5.2)
Marketing and advertising	1,821	1,148	673	58.6
Clearing costs	3,269	4,838	(1,569)	(32.4)
General and administrative	3,381	3,467	(86)	(2.5)
Total expenses	$88,090	$76,199	$11,891	15.6%

Employee compensation and benefits increased by $3.3 million, primarily due to higher salaries, taxes and benefits on higher employee headcount.

Depreciation and amortization increased by $4.9 million primarily due to higher amortization of acquired intangibles expense of $3.2 million and amortization of software development costs of $1.6 million. For the three months ended September 30, 2021 and 2020, $4.8 million and $3.8 million, respectively, of equipment purchases and leasehold improvements and $8.2 million and $8.1 million, respectively, of software development costs were capitalized.

Technology and communications expenses increased by $2.2 million primarily due to higher software subscription costs of $1.1 million, higher platform technology licensing costs of $0.5 million, and higher market data costs of $0.4 million.

Professional and consulting fees increased $2.6 million mainly due to higher acquisition-related integration consulting fees of $1.1 million, higher IT consulting fees of $0.9 million and higher recruiting fees of $0.5 million.

Marketing and advertising expense increased $0.7 million due to the resumption of certain advertising and travel and entertainment costs which had been reduced in 2020 due to the Pandemic.

Clearing costs decreased by $1.6 million primarily due to the benefits from our conversion to self-clearing. While Open Trading credit volumes decreased 4.6% compared to the three months ended September 30, 2020, clearing costs decreased 32.4%. Clearing costs as a percentage of Open Trading matched principal trading revenue from credit products decreased from 9.8% to 6.6%. U.S. Treasuries matched principal clearing costs increased $0.2 million due to higher U.S. Treasuries volume.

Other Income (Expense)

Our other income (expense) for the three months ended September 30, 2021 and 2020, and the resulting dollar and percentage changes, were as follows:

	Three Months Ended September 30,
	2021	2020	$ Change	% Change
	($ in thousands)
Investment income	$108	$344	$(236)	(68.6)%
Interest expense	(314)	(1,046)	732	(70.0)
Other, net	697	860	(163)	(19.0)
Total other income (expense)	$491	$158	$333	210.8%

Investment income decreased by $0.2 million primarily due to lower investment balances.

Interest expense decreased by $0.7 million due to lower financing activity related to our clearing arrangements.

Other, net decreased by $0.2 million primarily due to lower realized gains on the sale of investments of $1.6 million and higher credit facility administration costs of $0.4 million, partially offset by higher foreign exchange gains of $1.7 million.

Provision for Income Taxes

The provision for income taxes and effective tax rate for the three months ended September 30, 2021 and 2020 were as follows:

	Three Months Ended September 30,
	2021	2020	$ Change	% Change
	($ in thousands)
Provision for income taxes	$16,536	$20,189	$(3,653)	(18.1)%

Effective tax rate	22.2%	23.0%

The provision for income taxes reflected $1.7 million and $5.9 million of excess tax benefits related to share-based compensation awards that vested or were exercised during the three months ended September 30, 2021 and 2020, respectively. Our consolidated effective tax rate can vary from period to period depending on geographic mix of our earnings, changes in tax legislation and tax rates and the amount and timing of excess tax benefits related to share-based payments, among other factors.

Nine Months Ended September 30, 2021 Compared to Nine Months Ended September 30, 2020

The following table summarizes our financial results for the nine months ended September 30, 2021 and 2020. Results for the nine months ended September 30, 2021 include Regulatory Reporting Hub and MuniBrokers related revenue of $13.5 million and expenses of $14.1 million, including amortization of acquired intangibles expense of $5.8 million.

	Nine Months Ended September 30,
	2021	2020	$ Change	% Change
	($ in thousands, except per share amounts)

Revenues	$533,891	$517,779	$16,112	3.1%
Expenses	269,237	234,748	34,489	14.7
Operating income	264,654	283,031	(18,377)	(6.5)
Other income (expense)	(2,306)	1,039	(3,345)	(321.9)
Income before income taxes	262,348	284,070	(21,722)	(7.6)
Provision for income taxes	56,645	57,624	(979)	(1.7)
Net income	$205,703	$226,446	$(20,743)	(9.2)%

Net income per common share - Diluted	$5.40	$5.94	$(0.54)	(9.1)%

A 8.2% change in the average foreign currency exchange rates of the British pound sterling compared to the U.S. dollar had the effect of increasing each of revenues and expenses by $5.0 million and $4.9 million, respectively, for the nine months ended September 30, 2021.

Revenues

Our revenues for the nine months ended September 30, 2021 and 2020, and the resulting dollar and percentage changes, were as follows:

	Nine Months Ended September 30,
	2021		2020
	($ in thousands)
		% of Revenues		% of Revenues	$ Change	% Change
Commissions	$475,095	89.0%	$478,632	92.4%	$(3,537)	(0.7)%
Information services	28,614	5.4	25,570	4.9	3,044	11.9
Post-trade services	29,553	5.5	12,896	2.5	16,657	129.2
Other	629	0.1	681	0.2	(52)	(7.6)
Total revenues	$533,891	100.0%	$517,779	100.0%	$16,112	3.1%

Commissions. Our commission revenues for the nine months ended September 30, 2021 and 2020, and the resulting dollar and percentage changes, were as follows:

	Nine Months Ended September 30,
	2021	2020	$ Change	% Change
	($ in thousands)
Variable transaction fees
U.S. high-grade	$167,617	$194,039	$(26,422)	(13.6)%
Other credit	208,448	191,718	16,730	8.7
Total credit	376,065	385,757	(9,692)	(2.5)
Rates	11,580	12,623	(1,043)	(8.3)
Total variable transaction fees	387,645	398,380	(10,735)	(2.7)
Distribution fees
U.S. high-grade	64,600	60,369	4,231	7.0
Other credit	22,651	19,573	3,078	15.7
Total credit	87,251	79,942	7,309	9.1
Rates	199	310	(111)	(35.8)
Total distribution fees	87,450	80,252	7,198	9.0
Total commissions	$475,095	$478,632	$(3,537)	(0.7)%

U.S. high-grade variable transaction fees decreased $26.4 million due to a 8.1% decrease in trading volume and a 6.1% decrease in average variable transaction fee per million. Other credit variable transaction fees increased $16.7 million due to a 12.1% increase in trading volume offset by a 3.0% decrease in the average variable transaction fee per million. Open Trading credit volume totaled $650.6 billion during the nine months ended September 30, 2021, up 1.2%, and represented 30.9% and 32.0% of variable transaction fees for the nine months ended September 30, 2021 and 2020, respectively. The 8.3% decrease in variable transaction fees for rates was mainly attributable to lower U.S. Treasury trading volume.

U.S. high-grade distribution fees increased $4.2 million mainly due to the migration of certain dealers from all-variable fee plans to plans that incorporate a monthly distribution fee and higher unused monthly minimum commitment fees. Other credit distribution fees increased $3.1 million due to subscription revenues associated with the MuniBrokers platform of $2.3 million.

Our trading volumes for the nine months ended September 30, 2021 and 2020 were as follows:

	Nine Months Ended September 30,
	2021	2020	$ Change	% Change
	($ in millions)
Trading volume data
U.S. high-grade - fixed rate	$931,345	$1,005,975	$(74,630)	(7.4)%
U.S. high-grade - floating rate	33,946	43,830	(9,884)	(22.6)
Total U.S. high grade	965,291	1,049,805	(84,514)	(8.1)
Other credit	1,055,092	940,939	114,153	12.1
Total credit	$2,020,383	$1,990,744	$29,639	1.5%

Rates	2,938,869	3,161,148	(222,279)	(7.0)

Number of U.S. Trading Days	188	189
Number of U.K. Trading Days	189	190

For volume reporting purposes, transactions in foreign currencies are converted to U.S. dollars at average monthly rates. The 8.1% decrease in our U.S. high-grade volume was principally due to a decrease in overall market volume. Estimated U.S. high-grade TRACE volume decreased by 7.0% to $4.6 trillion for the nine months ended September 30, 2021. Our estimated market share of total U.S. high-grade corporate bond volume was 21.0% and 21.2% for the nine months ended September 30, 2021 and 2020, respectively.

Other credit volumes increased by 12.1% due to increases of 17.5% in Eurobonds volume, 15.9% in emerging markets bond volume and 85.2% in municipal bonds volume. Estimated emerging markets and high-yield market volumes were down 9.1% and 8.0%, respectively, compared to the nine months ended September 30, 2020. Estimated Eurobond market volume was up 0.9% year-over-year. Rates trading volume decreased 7.0% primarily due to a decline in estimated U.S. treasuries dealer-to-dealer market volumes.

Our average variable transaction fee per million for the nine months ended September 30, 2021 and 2020 was as follows:

	Nine Months Ended September 30,
	2021	2020	$ Change	% Change
Average variable transaction fee per million
U.S. high-grade - fixed rate	$178.44	$190.68	$(12.24)	(6.4)%
U.S. high-grade - floating rate	42.11	50.60	(8.49)	(16.8)
Total U.S. high-grade	173.64	184.83	(11.19)	(6.1)
Other credit	197.56	203.75	(6.19)	(3.0)
Total credit	186.14	193.78	(7.64)	(3.9)

Rates	3.94	3.99	(0.05)	(1.3)

Total U.S. high-grade average variable transaction fee per million decreased 6.1% to $173.64 per million for the nine months ended September 30, 2021 due to a decrease in the duration of bonds traded on our platforms and the migration of certain of our broker-dealer clients from all-variable fee plans to plans that incorporate a monthly distribution fee. Other credit average variable transaction fee per million decreased 3.0% to $197.56 per million for the nine months ended September 30, 2021 mainly due to a larger percentage of trading volume in emerging market bonds and Eurobonds that command lower fees per million.

Information Services. Information services revenue increased $3.0 million for the nine months ended September 30, 2021 mainly due to net new data contract revenue of $2.9 million and the positive impact of foreign exchange of $1.2 million, offset by lower non-recurring data sales of $1.1 million.

Post-Trade Services. Post-trade services revenue increased $16.7 million for the nine months ended September 30, 2021 principally due to additional regulatory transaction reporting revenue of $11.2 million generated by Regulatory Reporting Hub, which was acquired on November 30, 2020, net new post -trade services contract revenue of $4.2 million and the positive impact of foreign exchange of $1.3 million.

Expenses

The following table summarizes our expenses for the nine months ended September 30, 2021 and 2020. Expenses for the nine months ended September 30, 2021 include $14.1 million of expenses related to Regulatory Reporting Hub and MuniBrokers, including amortization of acquired intangibles expense of $5.8 million.

	Nine Months Ended September 30,
	2021	2020	$ Change	% Change
	($ in thousands)
Expenses
Employee compensation and benefits	$129,698	$120,413	$9,285	7.7%
Depreciation and amortization	38,840	25,404	13,436	52.9
Technology and communications	31,245	25,170	6,075	24.1
Professional and consulting fees	31,191	22,009	9,182	41.7
Occupancy	9,882	10,205	(323)	(3.2)
Marketing and advertising	6,153	5,633	520	9.2
Clearing costs	12,335	16,061	(3,726)	(23.2)
General and administrative	9,893	9,853	40	0.4
Total expenses	$269,237	$234,748	$34,489	14.7%

Employee compensation and benefits increased by $9.3 million, primarily due to higher salaries, taxes and benefits on higher employee headcount of $12.6 million and higher stock-based compensation expense of $1.3 million, offset by lower employee incentive compensation of $4.6 million.

Depreciation and amortization increased by $13.4 million primarily due to higher amortization of acquired intangibles expense of $7.9 million and amortization of software development costs of $4.6 million. For the nine months ended September 30, 2021 and 2020, $14.6 million and $13.0 million, respectively, of equipment purchases and leasehold improvements and $24.7 million and $21.1 million, respectively, of software development costs were capitalized.

Technology and communications expenses increased by $6.1 million primarily due to higher software subscription costs of $3.1 million, higher market data costs of $1.2 million, higher cloud hosting costs of $0.8 million and higher platform technology licensing costs of $0.9 million.

Professional and consulting fees increased $9.2 million mainly due to higher acquisition-related integration consulting fees of $3.5 million, higher consulting fees associated with self-clearing of $1.4 million, higher IT consulting fees of $2.1 million, higher other consulting fees of $1.2 million and higher insurance fees of $0.8 million.

Clearing costs decreased by $3.7 million primarily due to lower clearing expenses due to the benefits from our conversion to self-clearing. While Open Trading credit volume increased 1.2% compared to the nine months ended September 30, 2020, clearing costs decreased by 23.2%. Clearing costs as a percentage of Open Trading matched principal trading revenue from credit products decreased from 9.9% to 7.4%.

Other Income (Expense)

Our other income (expense) for the nine months ended September 30, 2021 and 2020, and the resulting dollar and percentage changes, were as follows:

	Nine Months Ended September 30,
	2021	2020	$ Change	% Change
	($ in thousands)
Investment income	$322	$2,327	$(2,005)	(86.2)%
Interest expense	(676)	(1,046)	370	(35.4)
Other, net	(1,952)	(242)	(1,710)	NM
Total other income (expense)	$(2,306)	$1,039	$(3,345)	(321.9)%

Investment income decreased by $2.0 million primarily due to lower investment balances.

Interest expense decreased by $0.4 million due to lower financing activity related to our clearing arrangements.

Other, net increased by $1.7 million primarily due to an increase in credit facility fees and administration costs.

Provision for Income Taxes

The provision for income taxes and effective tax rate for the nine months ended September 30, 2021 and 2020 were as follows:

	Nine Months Ended September 30,
	2021	2020	$ Change	% Change
	($ in thousands)
Provision for income taxes	$56,645	$57,624	$(979)	(1.7)%

Effective tax rate	21.6%	20.3%

The provision for income taxes reflected $11.4 million and $17.9 million of excess tax benefits related to share-based compensation awards that vested or were exercised during the nine months ended September 30, 2021 and 2020, respectively. Our consolidated effective tax rate can vary from period to period depending on geographic mix of our earnings, changes in tax legislation and tax rates and the amount and timing of excess tax benefits related to share-based payments, among other factors.

Liquidity and Capital Resources

During the nine months ended September 30, 2021, we have met our funding requirements through cash on hand, internally generated funds and short-term borrowings. Cash and cash equivalents and investments totaled $468.5 million as of September 30, 2021. Our investments are generally invested in investment-grade securities. We limit the amounts that can be invested in any single issuer and invest in short- to intermediate-term instruments whose fair values are less sensitive to interest rate changes.

In October 2021, we entered into the 2021 Credit Agreement provided by a syndicate of lenders and JPMorgan Chase Bank, N.A., as administrative agent, that provides aggregate commitments totaling $500.0 million, consisting of a revolving credit facility and a $5.0 million letter of credit sub-limit for standby letters of credit. The 2021 Credit Agreement replaced the 2020 Credit Agreement and will mature on October 15, 2024, with our option to request up to two additional 364-day extensions at the discretion of each lender and subject to customary conditions. The 2020 Credit Agreement, which also provided aggregate commitments totaling $500.0 million, replaced the 2015 Credit Agreement. As of September 30, 2021, we had $1.0 million in letters of credit outstanding and $499.0 million in available borrowing capacity under the 2020 Credit Agreement. See Note 11 to the Consolidated Financial Statements for a discussion of the 2020 Credit Agreement and Note 17 to the Consolidated Financial Statements for a discussion of the 2021 Credit Agreement.

In connection with its self-clearing operations, one of our U.S. broker-dealer subsidiaries entered into an agreement (the “Collateralized Agreement”) with its settlement bank to provide loans up to an aggregate of $200.0 million on an uncommitted basis. Borrowings under the Collateralized Agreement are collateralized by securities pledged by the broker-dealer subsidiary to the settlement bank, subject to applicable haircuts and concentration limits. As of September 30, 2021, the broker-dealer subsidiary had no borrowings outstanding and $200.0 million in available borrowing capacity under the Collateralized Agreement. See Note 11 to the Consolidated Financial Statements for a discussion of the Collateralized Agreement.

Under arrangements with their settlement banks, certain of our U.S. and U.K. operating subsidiaries may receive overnight financing in the form of bank overdrafts. We incurred interest expense such overnight financing of $0.7 million during the nine months ended September 30, 2021. As of September 30, 2021, we had no overdrafts payable outstanding.

As a result of our self-clearing and settlement activities, we are required to finance certain transactions, maintain deposits with various clearing organizations and clearing broker-dealers and maintain a special reserve bank account for the benefit of customers pursuant to SEC Rule 15c3-3. As of September 30, 2021, the aggregate amount of the positions financed, deposits and customer reserve balances associated with our self-clearing and settlement activities was $293.8 million. These requirements can fluctuate based on trading activity, market volatility or other factors which may impact our liquidity or require us to use our capital resources.

Our cash flows were as follows:

	Nine Months Ended September 30,
	2021	2020	$ Change	% Change
	($ in thousands)
Net cash provided by operating activities	$136,380	$176,869	$(40,489)	(22.9)%
Net cash (used in) provided by investing activities	(56,295)	103,119	(159,414)	(154.6)
Net cash (used in) financing activities	(119,614)	(117,371)	(2,243)	1.9
Effect of exchange rate changes on cash and cash equivalents	(4,720)	431	(5,151)	NM
Net (decrease) increase for the period	$(44,249)	$163,048	$(207,297)	(127.1)%

The $40.5 million decrease in net cash provided by operating activities was primarily due to lower proceeds from net sales of trading investments of $68.2 million and a decrease in net income of $20.7 million, offset by a decrease in the change in net receivables from broker-dealers, clearing organizations and customers associated with our clearing activities of $47.9 million.

The $159.4 million decrease in net cash flows from investing activities was primarily due to a decrease in net sales of available-for-sale investments of $137.8 million, an increase in net cash used in acquisitions of $16.6 million and an increase in capitalization of software costs and purchases of furniture, equipment and leasehold improvements of $5.1 million.

The $2.2 million increase in net cash (used in) financing activities was principally due to increases in cash dividends paid on common stock of $6.9 million and repurchases of common stock of $2.7 million, offset by an increase in exercises of stock options of $6.2 million and a decrease in withholding tax payments on restricted stock vesting and stock option exercises of $1.2 million.

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

Certain of our U.S. subsidiaries are registered as a broker-dealer or a SEF and therefore are subject to the applicable rules and regulations of the SEC, FINRA and the CFTC. These rules contain minimum net capital requirements, as defined in the applicable regulations, and also may require that a significant part of the registrants’ assets be kept in relatively liquid form. Certain of our foreign subsidiaries are regulated by the FCA in the U.K. or other foreign regulators and must maintain financial resources, as defined in the applicable regulations, in excess of the applicable financial resources requirement. As of September 30, 2021, each of our subsidiaries that are subject to these regulations had net capital or financial resources in excess of their minimum requirements. As of September 30, 2021, our subsidiaries maintained aggregate net capital and financial resources that were $577.3 million in excess of the required levels of $23.2 million.

Each of our U.S. and foreign regulated subsidiaries are subject to local regulations which generally prohibit repayment of borrowings from our affiliates, paying cash dividends, making loans to our affiliates or otherwise entering into transactions that result in a significant reduction in regulatory net capital or financial resources without prior notification to or approval from such regulated entity’s principal regulator. As of September 30, 2021, the amount of unrestricted cash held by our non-U.S. subsidiaries was $125.0 million.

We execute bond transactions between our institutional investor and broker-dealer clients on a matched principal basis by serving as counterparty to both the buyer and the seller in trades. One of our U.S. broker-dealer subsidiaries operates under a self-clearing model for the settlement of such transactions. Our other U.S. and U.K subsidiaries settle their transactions through third-party clearing brokers or settlement agents. Settlement typically occurs within one to two trading days after the trade date. Cash settlement of the transaction occurs upon receipt or delivery of the underlying instrument that was traded. Under both the self-clearing and the third-party clearing models, we may be exposed to credit risk in the event a counterparty does not fulfill its obligation to complete a transaction or if there is an error in executing a matched principal transaction. Pursuant to the terms of the securities clearing agreements, each third-party clearing broker has the right to charge us for any losses they suffer resulting from a counterparty’s failure on any of our trades. We did not record any liabilities or losses with regard to counterparty failures for the nine months ended September 30, 2021 and 2020.

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

In October 2021, our Board of Directors approved a quarterly cash dividend of $0.66 per share payable on November 17, 2021 to stockholders of record as of the close of business on November 3, 2021. Any future declaration and payment of dividends will be at the sole discretion of our Board of Directors. Our Board of Directors may take into account such matters as general business conditions, our financial results, capital requirements, contractual obligations, legal, and regulatory restrictions on the payment of dividends to our stockholders or by our subsidiaries to their respective parent entities, and any such other factors as the Board of Directors may deem relevant.

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

The table set forth below presents a reconciliation of our net income to EBITDA:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	($ in thousands)
Net income	$57,958	$67,776	$205,703	$226,446
Add back:
Interest expense	314	1,046	676	1,046
Provision for income taxes	16,536	20,189	56,645	57,624
Depreciation and amortization	13,964	9,032	38,840	25,404
Earnings before interest, taxes, depreciation and amortization	$88,772	$98,043	$301,864	$310,520

The table set forth below presents a reconciliation of our cash flow from operating activities to FCF:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	($ in thousands)
Net cash provided by operating activities	$62,813	$(48,353)	$136,380	$176,869
Exclude: Net change in trading investments	—	638	5,569	(62,636)
Exclude: Net change in fail-to-deliver/receive from broker-dealers, clearing organizations and customers	55,195	164,797	121,969	164,797
Less: Purchases of furniture, equipment and leasehold improvements	(4,758)	(3,758)	(14,567)	(13,022)
Less: Capitalization of software development costs	(8,191)	(8,121)	(24,650)	(21,124)
Free Cash Flow	$105,059	$105,203	$224,701	$244,884

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

Contractual Obligations and Commitments

As of September 30, 2021, we had the following contractual obligations and commitments:

	Payments due by period
	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
	($ in thousands)
Operating leases	$126,232	$3,049	$21,821	$22,331	$79,031
Foreign currency forward contract	196,486	196,486	—	—	—
	$322,718	$199,535	$21,821	$22,331	$79,031

We enter into foreign currency forward contracts to hedge our exposure to variability in certain foreign currency cash flows resulting from the net investment in our U.K. subsidiaries. As of September 30, 2021, the notional value of the only foreign currency forward contract outstanding was $198.3 million and the fair value of the asset was $1.8 million.

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

As of September 30, 2021, we had $25.0 million of investments in U.S Treasuries that were classified as trading securities. Adverse movements, such as a 10% decrease in the value of these securities or a downturn or disruption in the markets for these securities, could result in a substantial loss. In addition, principal gains and losses resulting from these securities could on occasion have a disproportionate effect, positive or negative, on our financial condition and results of operations for any particular reporting period.

Interest Rate Risk

Interest rate risk represents our exposure to interest rate changes with respect to our cash, cash equivalents and investments. As of September 30, 2021, our cash and cash equivalents and investments amounted to $468.5 million. A hypothetical 100 basis point increase in interest rates would increase our interest income by approximately $4.7 million, assuming no change in the amount or composition of our cash and cash equivalents.

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

During the twelve months ended September 30, 2021, approximately 16.3% of our revenue and 31.0% of our expenses were denominated in currencies other than the U.S. dollar, most notably the British Pound Sterling. Based on actual results over the past year, a hypothetical 10% increase or decrease in the U.S. dollar against all other currencies would have increased or decreased revenue by approximately $11.5 million and operating expenses by approximately $10.7 million.

Derivative Risk

Our limited derivative risk stems from our activities in the foreign currency forward contract market. We use this market to mitigate our U.S. dollar versus British Pound Sterling exposure that arises from the activities of our U.K. subsidiaries. As of September 30, 2021, the fair value of the notional amount of our foreign currency forward contract was $196.5 million. We do not speculate in any derivative instruments.

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

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures. Our management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our “disclosure controls and procedures,” as that term is defined in Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of September 30, 2021. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective to ensure that information required to be disclosed by MarketAxess in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and to ensure that information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

(b) Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2021 identified in connection with the evaluation thereof by our management, including the Chief Executive Officer and Chief Financial Officer, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

During the quarter ended September 30, 2021, we repurchased the following shares of common stock:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
				(In thousands)
July 1, 2021 - July 31, 2021	9,257	$461.00	9,189	$82,554
August 1, 2021 - August 31, 2021	163	475.92	—	82,554
September 1, 2021 - September 30, 2021	—	—	—	82,554
Total	9,420	$461.26	9,189

During the three months ended September 30, 2021, we repurchased 9,420 shares of common stock. The repurchases included 9,189 shares repurchased in connection with our share repurchase program and 231 shares surrendered by employees to us to satisfy the withholding tax obligations upon the exercise of stock options and vesting of restricted shares.

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
10.1

Severance Protection Agreement, dated as of August 12, 2021, by and between MarketAxess Holdings Inc. and Christopher N. Gerosa (incorporated by reference to Exhibit 10.1 to the registrant's Current Report on Form 8-K dated August 12, 2021)#

10.2

Credit Agreement, dated as of October 15, 2021, among MarketAxess Holdings Inc., the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 to the registrant's Current Report on Form 8-K dated October 20, 2021)

31.1*	Certification by Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification by Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
104	The cover page from the Company’s Quarterly report on Form 10-Q for the quarter ended September 30, 2021 has been formatted in Inline XBRL and is included in Exhibits 101.

*	Filed herewith.
#	Management contract or compensatory plan or agreement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MARKETAXESS HOLDINGS INC.

Date: October 26, 2021	By:	/s/ RICHARD M. MCVEY
Richard M. McVey
Chief Executive Officer
(principal executive officer)

Date: October 26, 2021	By:	/s/ CHRISTOPHER N. GEROSA
Christopher N. Gerosa
Chief Financial Officer
(principal financial and accounting officer)