Form 10-K
period 2021-12-31
MARKETAXESS HOLDINGS INC
filed 2022-02-23
CIK 1278021

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

The aggregate market value of the shares of common stock held by non-affiliates of the registrant as of June 30, 2021 (the last business day of the registrant’s most recently completed second fiscal quarter) was approximately $15.3 billion computed by reference to the last reported sale price on the NASDAQ Global Select Market on that date. For purposes of this calculation, affiliates are considered to be officers, directors and holders of 10% or more of the outstanding common stock of the registrant on that date. The registrant had 38,008,484 shares of common stock, 4,979,698 of which were held by affiliates, outstanding on that date.

As of February 17, 2022, the aggregate number of shares of the registrant’s common stock outstanding was 37,835,416.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for the 2022 Annual Meeting of Stockholders are incorporated by reference into Items 10, 11, 12, 13 and 14 of Part III of this Form 10-K.

MARKETAXESS HOLDINGS INC.

2021 FORM 10-K ANNUAL REPORT

PART I

Cautionary Note Regarding Forward-Looking Statements

This report contains certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements may be identified by words such as “expects,” “intends,” “anticipates,” “plans,” “believes,” “seeks,” “estimates,” “will,” or words of similar meaning and include, but are not limited to, statements regarding the outlook for our future business and financial performance and our strategy. Forward-looking statements are based on management’s current expectations and assumptions, which are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict. It is routine for our internal projections and expectations to change as the year or each quarter in the year progresses, and therefore it should be clearly understood that the internal projections and beliefs upon which we base our expectations may change prior to the end of each quarter or the year. Although these expectations may change, we are under no obligation to revise or update any forward-looking statements contained in this report. Actual future events or results may differ, perhaps materially, from those contained in the projections or forward-looking statements. Factors that could cause or contribute to such differences include those discussed below and elsewhere in this report, particularly in Item 1A. “Risk Factors.”

Item 1. Business.

Overview

MarketAxess Holdings Inc. (the “Company” or “MarketAxess”) operates leading electronic trading platforms delivering greater trading efficiency, a diversified pool of liquidity and significant cost savings to our clients across the global fixed-income markets. Almost 1,900 institutional investor and broker-dealer firms use our patented trading technology to efficiently trade U.S. high-grade bonds, U.S. high-yield bonds, emerging market debt, Eurobonds, municipal bonds, U.S. government bonds and other fixed-income securities. Our award-winning Open Trading® marketplace is widely regarded as the preferred all-to-all trading solution in the global credit markets, creating a unique liquidity pool for a broad range of credit market participants. Drawing on a diverse set of trading protocols, including request-for-quote, live order books, sessions-based trading and portfolio trading solutions, as well as our deep data and analytical resources, we believe that we connect the most robust network of participants through an advanced full trading lifecycle solution that also includes automated trading solutions, intelligent data products and a range of post-trade services.

We operate in a large and rapidly growing market that provides us with a significant opportunity for future growth. Many of our largest current product areas, and areas of future growth, have relatively low levels of trading electronification, which further increases the size of our addressable market. Our platforms’ innovative technology solutions are designed to capitalize on this addressable market by increasing the number of potential trading counterparties and providing our clients with a menu of solutions to address the full lifecycle of fixed-income trading. We offer all-to-all trading (“Open Trading”) for most of our products and trading protocols, allowing our entire global network to interact in one large pool of trading liquidity. We believe that Open Trading drives meaningful transaction cost savings to our clients and reduces risk in fixed-income markets by creating a global, diversified pool of liquidity. Institutional investors can also send trading inquiries directly to their traditional broker-dealer counterparties on a disclosed basis (“disclosed RFQ”), while simultaneously accessing additional counterparties through our anonymous Open Trading solution. We also provide a number of integrated and actionable data offerings, including Composite+™ and Axess All® real time pricing to assist clients with trading decisions and transaction cost analysis. We have a range of post-trade services, including straight-through processing, trade matching, trade publication, regulatory transaction reporting and market and reference data across fixed-income and other products.

In 2021, 88.8% of our revenues were derived from commissions for transactions executed on our platforms. We also derive revenues from information services, post-trade services and other income. Our expenses consist of employee compensation and benefits, depreciation and amortization, technology and communication expenses, professional and consulting fees, occupancy, marketing and advertising, clearing costs and general and administrative expenses.

Our History

Founded in 2000, MarketAxess has a twenty-one year history of innovation and leadership in electronic trading for the global credit markets. Throughout our history, our primary commercial goals have remained the same: improving trading efficiency and reducing costs for our clients. Prior to our founding, our institutional investor clients were able to trade bonds by telephone with a limited set of broker-dealers with which they had institutional relationships. By 2007, our platforms allowed institutional investors to trade electronically with over thirty broker-dealers. During the financial crisis, we significantly expanded the number of non-primary and regional dealers providing liquidity on our platforms, as many dealers were forced to reduce their balance sheets for market making. Today, we are an S&P 500 company that, through our Open Trading protocols, provides an expanded liquidity pool for global market participants to trade a wide variety of fixed-income securities with the over 1,600 other institutional investor and broker-dealer clients that participated in Open Trading in 2021.

- **2000**
  - Founded
- **2001**
  - Acquires Trading Edge
  - Expands trading platform to Europe
- **2002**
  - Launches Corporate BondTicker
- **2004**
  - IPOs on Nasdaq
- **2007**
  - Acquires Trade West Systems
- **2009**
  - Awarded patent for bid/offer list functionality
- **2010**
  - Expands trading platform to AsiaPac
- **2012**
  - Expands into LATAM with office in Brazil
- **2013**
  - Start of Open Trading Strategic Trading Alliance with BlackRock
- **2014**
  - Launches European BASI Index
- **2015**
  - Launches Axess All
  - Open Trading extends to European credit markets
- **2016**
  - Launches first institutional electronic trading for muni bonds and leveraged loans
- **2017**
  - Launches Composite+
- **2018**
  - Open Trading extends to Asian credit markets
- **2019**
  - Launches IG Indices, LiveMarkets
  - Acquires LiquidityEdge
  - Added to S&P 500
- **2020**
  - Launches Trading for Trees, DealerDirect, and MarketAxess Rates
  - Acquires Regulatory Reporting Hub
- **2021**
  - Acquires MuniBrokers
  - Launches Diversity Dealer Initiative
  - Launches Connectivity to China Bond Connect

Our Competitive Strengths

We believe that we are well positioned to strengthen our market position in electronic trading in our existing products and to extend our presence into new products and services by capitalizing on our competitive strengths, including:

Significant Trading Volumes with Participation by Leading Broker-Dealers and Institutional Investors

Our electronic trading platforms provide access to the liquidity generated by the participation of our institutional investor and broker-dealer clients, including substantially all of the leading broker-dealers in global fixed-income trading. We believe these broker-dealers represent the principal source of secondary market liquidity for credit and rates products and the other markets in which we operate. Our broker-dealer clients are motivated to continue to utilize our platforms due to the ability to efficiently transact with valuable client order flow and the ability to use our Open Trading protocols to help manage their risk, source liquidity, and facilitate transactions on behalf of their clients.

Our total credit trading volume increased from approximately $1.4 trillion in 2017 to $2.6 trillion in 2021 and our estimated share of U.S. high-grade and high-yield corporate bond volume has increased from 16.9% and 6.8%, respectively, in 2017 to 21.0% and 15.2%, respectively in 2021.

Approximately 92% of credit volume on the platform during 2021 was executed by institutional clients.

Open Trading is a Differentiator that Expands the Liquidity Pool and Further Increases Cost-Savings for Clients

In the post-financial crisis years, liquidity has remained a persistent concern for market participants as regulators raised banks’ capital requirements and adopted other measures that prompted many dealers to reduce market-making activities even as the buy side’s bond holdings have grown rapidly. In this environment, Open Trading, our fully electronic, all-to-all trading ecosystem, has emerged as one solution to the post-crisis liquidity problem. As a result, Open Trading participants have broader and more diverse liquidity options, compared to the traditional model of bilateral trading with a limited set of dealer counterparties. The expanded pool of liquidity providers includes investment managers, global dealers, regional dealers and specialist market-making and proprietary trading firms. During 2021, over 1,660 firms participated in Open Trading, which improved the ability of both dealers and institutional investors to find natural and opportunistic matches, move orders more efficiently, and achieve significant increases in execution quality and price improvement.

We believe our Open Trading protocols enhance our institutional investor clients’ ability to obtain a competitive price by allowing all of our Open Trading participants to interact with each other, thereby increasing the potential sources of liquidity available for each participant, as well as the likelihood of receiving a competitive price response. We estimate that liquidity takers saved an estimated $322.3 million in transaction costs through Open Trading during 2021, while liquidity providers saved an estimated $250.4 million during the year. These Open Trading cost savings are in addition to the potential cost savings institutional investors can achieve by simultaneously requesting bids or offers from our broker-dealer clients via our traditional disclosed RFQ protocol. Estimated liquidity taker cost savings is defined as the difference between the winning price and the best disclosed dealer cover price. Estimated liquidity provider cost savings is defined as the difference between the winning price and the then current Composite+ bid or offer level (offer if the provider is buying, bid if the provider is selling) at the time of the inquiry. In addition, dealers use Open Trading as a source of liquidity to efficiently transfer risk and achieve enhanced bond inventory turnover, which may limit their credit exposure.

Growing, Comprehensive International Offering and Client Base

Our platforms provide global fixed-income market participants with trading functionality across Eurobond and emerging markets rates and credit markets, connecting clients in over 80 countries to local and global dealers. MarketAxess has over 950 active client firms located outside the U.S. that access our platforms through our regulated venues in Europe, Asia and Latin America. Our Open Trading functionality allows international clients to more efficiently access cross-border liquidity with few regulatory hurdles.

The MarketAxess emerging markets trading platform also offers the most comprehensive offering for local currency bond trading across the Latin America, Central & Eastern Europe, Middle East and Africa, and Asia-Pacific (“APAC”) regions. Our platforms provide clients with the ability to trade emerging market local currency debt denominated in 28 local currencies with over 150 broker-dealers.

In 2021, we extended our global fixed-income trading network to China’s bond market. Global investor clients are now able to access the China Interbank Bond Market (“CIBM”) via the connection between China Foreign Exchange Trade System (“CFETS”) and MarketAxess under the Bond Connect and CIBM Direct schemes. This arrangement allows clients to trade directly with onshore market makers in China, thus broadening access to liquidity in global emerging markets debt.

Robust, Scalable Technology Throughout the Full Trading Cycle

We have developed proprietary technology that we believe is highly secure, fault-tolerant and scalable for substantial growth. Our systems are designed to accommodate additional volume, products and clients with relatively little modification and low incremental costs. We have consistently used our proprietary technology to find new ways for our clients to trade more effectively and efficiently. Our core software solutions span multiple components of the trading lifecycle and include pre-trade data and analytics, trade execution, post-trade data and trade matching, regulatory reporting and trade publishing, and straight-through processing. Our systems are built to be scalable, flexible and resilient. We have also created new trading protocols and developed additional solutions for our clients that are translated and built by our highly experienced technology and business personnel. Going forward, we expect that our agile software development processes will help us continue to be a market leader in developing the technology solutions for our clients’ trading needs.

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

Next Generation Data and Analytical Tools Supporting the Increasing Automation of Trading Workflows

Our data and analytical tools enhance the value proposition of our trading platforms and improve the trading experience of our clients. We support our clients’ trading functions by offering value-added analytics that rely on machine-learning, automation and algorithms that are designed to improve the trading decisions and workflows of our clients. Our data and analytical tools are designed to help clients make better trading decisions, benefitting our current clients and attracting new market participants to our network. For example, our Composite+ pricing algorithm powers many of our automated trading solutions, which allows traders to automatically execute trades according to pre-determined parameters and automatically send completed or rejected order details to internal order management systems. By allowing traders to automate and execute their smaller, low-touch trades more efficiently, our auto-execution solutions allow traders to focus their attention on higher value-added trades, with a goal of reducing trading inefficiencies and human errors.

Our Strategy

Our objective is to be the leading global electronic trading platforms for fixed-income securities, connecting broker-dealers and institutional investors more easily and efficiently, while offering a broad array of information, trading and technology services to market participants across the trading cycle. The key elements of our strategy are:

Increase Penetration in Credit Markets

We believe that we have a large opportunity remaining in the credit product markets in which we have already established a leadership position. For example, the estimated average daily trading volume in U.S. high-grade bonds for the year ended December 31, 2021 on our platforms was approximately $5.0 billion, representing just 21.0% of the estimated addressable market of approximately $23.6 billion. The estimated average daily trading volume in U.S. high-yield bonds for the year ended December 31, 2021 on our platforms was approximately $1.5 billion, representing just 15.2% of the estimated addressable market of approximately $9.8 billion. Our principal competitor in the credit markets in which we have established a leadership position continues to be the traditional methods of bilateral trading, including the telephone, e-mail or instant messaging. We plan to continue to focus on capturing additional market share across our core credit markets.

Continue Expansion into New Product Areas

Capitalizing on our experience of building market share in markets like U.S high-grade and U.S. high-yield bonds, we are increasing our product footprint in newer product areas, including emerging market local currency bonds, municipal bonds, U.S. government bonds, European government bonds and Chinese government bonds. Each of these markets has unique trading protocols, market structures and settlement solutions that requires a lengthy ramp-up period, but which will provide diverse revenue sources once significant market share has been achieved. For example, in 2021, we acquired MuniBrokers LLC (“MuniBrokers”), a central electronic trading venue serving municipal bond inter-dealer brokers and dealers, in order to expand our existing municipal bond trading solution. The acquisition connects our leading trading technology with the liquidity of one of the industry’s largest electronic inter-dealer marketplaces, creating a compelling and diverse liquidity solution that we believe will ultimately deliver an improved execution experience.

Expand Trading Protocols and Leverage the Open Trading Network

We believe that we are the only fixed-income electronic trading platform that embraces all-to-all trading in each of our product areas. Open Trading exponentially increases the potential trading counterparties by allowing both our broker-dealer clients and institutional investor clients to interact in an all-to-all trading environment of the over 1,600 firms that participated in Open Trading in 2021. This unique liquidity solution provided over $572.7 million of cost savings to our participants in 2021. Our clients executed approximately 2.1 million credit trades using our Open Trading solutions during 2021, representing 32.1% of the total credit trading volume on our platforms. We believe that the combination of Open Trading and our vast client network provides the basis for MarketAxess to deliver meaningful cross-border liquidity or enter into new markets where liquidity is scarcer, such as municipal bonds.

Continue to Invest in and Grow our Business through Geographic Diversification

We are continuing to expand and diversify our business internationally. Our revenues from international clients have grown from 15.6% of total revenue in 2017 to 19.2% of total revenues for the year ended December 31, 2021. As of December 31, 2021, our institutional investor and broker-dealer clients are based in 80 countries. We offer liquidity in Eurobonds, hard-currency emerging markets products, as well as the ability to trade emerging markets debt in 28 global local currencies. By offering liquidity in both hard-currency and local currency emerging market debt on a single trading platform, we have created an efficient emerging market trading ecosystem for our institutional investor and broker-dealer clients. In the last five years, we have seen significant growth in the Europe, the Middle East and Africa (“EMEA”), Latin America and APAC regions. The average daily trading volume in the EMEA, Latin America and APAC regions on the MarketAxess platforms has grown from $1.5 billion in 2017 to $3.3 billion in 2021. We believe we can increase our penetration in international markets by continuing to invest in creating client relationships abroad, thereby creating more revenue opportunities for the Company.

Pursue Select Acquisitions and Strategic Alliances

We continually evaluate opportunities to supplement our internal growth by entering into strategic alliances, or acquiring businesses or technologies, that we believe will enable us to enter new markets, provide new client segments, new products or services, or otherwise expand our market share in the fixed-income markets that we operate in today. We believe that one of the key drivers of our success to date has been the ability to grow our current product offering. For example, the acquisition of LiquidityEdge® in 2019 provided us with the ability to broaden our rates product offering by entering the U.S. government bond markets with a dealer-to-dealer solution, creating a runway for us to expand into other protocols and other rates products like European government bonds. In 2020, we acquired the regulatory reporting business of Deutsche Börse (“Regulatory Reporting Hub”) in order to expand the footprint of our post-trade and market data services in Europe by adding approximately 500 clients across Europe. In 2021, we acquired MuniBrokers, a central electronic venue serving municipal bond inter-dealer brokers and dealers, in order to expand our existing municipal bond trading solution. Together, we expect these transactions to accelerate the growth in our rates, post-trade and municipal bonds businesses.

The Fixed-Income Products Available on our Platform

We operate in a large and rapidly growing market, which consists of credit and rates fixed-income products. According to the Securities Industry and Financial Markets Association (“SIFMA”), as of September 30, 2021, the most recent date available, there were approximately $10.0 trillion principal amount of fixed-income securities outstanding in the U.S. corporate market, an increase of 3.0% from September 30, 2020. During the first nine months of 2021, global long-term new bond issuance aggregated to approximately $2.4 trillion, a decrease of 14.1% as compared to the same period of 2020.

Our proprietary technology allows institutional investor and broker-dealer clients to access this market by trading the credit and rates products on our platforms.

Our credit products consist of the following areas:

•
U.S. high-grade bonds, which refers to U.S. corporate debt rated BBB- or better by Standard & Poor’s (“S&P”) or Baa3 or better by Moody’s Investor Service (“Moody’s”);
•
U.S. high-yield bonds, which refers to U.S. corporate debt rated lower than BBB- by S&P or Baa3 by Moody’s;
•
Emerging market debt, which we define as U.S. dollar, Euro or local currency denominated bonds issued by sovereign entities or corporations domiciled in a developing country, typically located in Latin America, Asia, or Central and Eastern Europe;
•
Eurobonds, which we define generally to consist of bonds intended to be distributed to European investors, primarily bonds issued by European corporations, excluding bonds that are issued by corporations domiciled in an emerging markets country and excluding most government bonds that trade in Europe;
•
Municipal bonds, which are debt securities issued by states, cities, counties and other governmental entities in the U.S. to fund day-to-day obligations and to finance a wide variety of public projects, such as highways or water systems and typically offer interest payments that are exempt from federal income taxation and may be exempt from state income and other taxes; and
•
Other credit products, including leveraged loans, which are senior secured commercial facilities provided by a syndicate of lenders for below investment-grade companies (credit rating below BBB- or Baa3).

Our rates products consist of the following areas:

•
U.S. government bonds, which are government instruments issued by the U.S. Department of the Treasury;
•
Agency bonds, which are securities issued by a federal government department or by a government-sponsored enterprise, including the Federal National Mortgage Association and Federal Home Loan Mortgage Corporation; and
•
Other government bonds, including European government bonds, which are bonds issued by governments of countries in the European Union (“E.U.”) and non-E.U. European countries, as well as bonds issued by other supranational organizations, agencies and sovereigns, including the European Commission.

The six largest product areas available on our platform by revenue for the year ended December 31, 2021 were U.S. high-grade ($301.1 million), U.S. high-yield ($140.5 million), emerging market debt ($104.1 million), Eurobonds ($39.4 million), municipal bonds ($15.0 million) and U.S. government bonds ($13.4 million). In the chart below, we show the average daily trading volume and the amount of new issuance of such product areas for the years ended December 31, 2021 and 2020, except where indicated:

	Average Daily Trading Volume			Amount of New Issuance
	2021	2020	% Change	2021	2020	% Change
	(In billions)
U.S. high-grade(1)	$23.6	$25.3	(6.5)%	$1,379.9	$1,755.9	(21.4)%
U.S. high-yield(1)	9.8	10.5	(7.0)	476.9	444.9	7.2
Emerging market debt(2)	21.1	20.8	1.5	437.1	394.9	10.7
Eurobonds(3)	11.0	11.6	(5.5)	511.7	569.2	(10.1)
Municipal bonds(4)	4.4	5.7	(21.6)	480.4	484.7	(0.9)
U.S. government bonds(5)	624.1	603.2	3.5	19,511.8	20,951.5	(6.9)

______________________

(1)
For U.S. high-grade and high-yield, average daily trading volume (“ADTV”) is as measured by the Financial Industry Regulatory Authority (“FINRA”) Trade Reporting and Compliance Engine (“TRACE”) and amount of new issuance is according to J.P. Morgan Markets.
(2)
For emerging markets debt, ADTV is as measured by the Emerging Markets Trade Association and amount of new issuance is according to J.P. Morgan Markets. The amount of new issuance excludes debt issued by emerging market sovereigns, which are included in our definition of emerging markets debt. ADTV and amount of new issuance are for the nine months ended September 30, 2021 and 2020, the most recent dates available.
(3)
For Eurobonds, ADTV is according to our internal estimates and amount of new issuance is according to the International Capital Markets Association.
(4)
For municipal bonds, ADTV is as measured by the Municipal Securities Rulemaking Board and amount of new issuance is according to SIFMA.
(5)
For U.S. government bonds, ADTV is as measured by SIFMA and amount of new issuance is according to SIFMA.

We believe that the current level of electronic trading in our six largest product areas is generally low, creating a long runway for future growth. For example, we estimate that the level of electronic trading as a percentage of all means of trading (referred to as “electronic market share”) for U.S. high-grade bonds, U.S. high-yield bonds, municipal bonds, emerging market debt and Eurobonds are approximately 35%, 20%, 10%, 10% and 45%, respectively. U.S. Treasuries are further down the path of electronic trading with an estimated electronic market share at approximately 65%. As a comparison, based on third party estimates, the level of electronic market share for U.S. equity options, U.S. Exchange traded cash equities and foreign exchange spots are each over 90%.

Our Full Trading Lifecycle Solutions

A key principle of our strategy is connecting the most robust network of participants through an advanced full trading lifecycle solution that includes diverse trading protocols, intelligent data products and a range of pre- and post-trade services. In 2021, 88.8% of our revenues were derived from commissions for transactions executed on our platforms through our diverse trading protocols, 5.5% of our revenues were derived from our integrated and actionable data offerings and 5.6% of our revenues were derived from our post-trade services.

Diverse Trading Protocols

Disclosed Request for Quote

Our traditional disclosed RFQ protocol allows our institutional investor clients to simultaneously request competing, executable bids or offers from our dealer clients and execute trades with the dealer of their choice from among those that choose to respond. We are not a party to any of the disclosed RFQ trades that occur on our platforms between institutional investor clients and dealer clients; rather, we serve as a technology intermediary between dealers and institutional investors, enabling them to meet, agree on a price and then transact directly with each other. The disclosed RFQ protocol is available for transactions in all of our product areas and can be used for:

•
multiple-dealer inquiries to up to approximately 120 dealers;
•
list trading, which is the ability to request bids and offers on up to 200 bonds at the same time;
•
portfolio trading, which allows our market participants to transact bond basket trades of up to 1,500 securities in an all-or-none trading protocol with one aggregate price for the portfolio transaction; and
•
swap trading, which is the ability to request an offer to purchase one bond and a bid to sell another bond.

In 2021, 67.9% of all credit volume on the MarketAxess platform was executed via a form of our RFQ protocol.

Open Trading

Our Open Trading protocols complement our disclosed RFQ protocol by increasing the number of potential counterparties and improving liquidity by allowing all participants to interact anonymously in an all-to-all trading environment of over 1,800 potential counterparties. Open Trading participants are able to maintain their anonymity from trade initiation all the way through to settlement. Unlike our disclosed RFQ protocol, in connection with our Open Trading protocols, we execute bond transactions between and among institutional investor and broker-dealer clients on a matched principal basis by serving as counterparty to both the buyer and the seller in matching back-to-back trades.

We currently offer Open Trading protocols in U.S. high-grade bonds, U.S. high-yield bonds, Eurobonds, certain emerging market debt, municipal bonds, U.S. Treasuries, agency bonds and other government bonds. Following the introduction of Open Trading on our platforms in 2013, we have continued to build upon the technology to develop more features and services. For example, in 2021, we launched the Diversity Dealer Initiative (the “DDI”), which leverages the Open Trading marketplace by allowing institutional investor clients to select minority-, women- and veteran-owned broker-dealers to intermediate an Open Trading transaction, while still achieving best execution. In addition to the DDI, we offer several other Open Trading protocols, including:

•
Market List RFQ, which provides our Open Trading participants with the ability to display requests for bids and offers anonymously to the entire MarketAxess trading community, thereby creating broad visibility of their inquiry among market participants and increasing the likelihood that the request will result in a completed trade. The Market List protocol is typically used simultaneously with a disclosed RFQ, allowing the requestor to achieve best execution by seeking pricing from a participant’s known trading relationships and the Open Trading marketplace at the same time;
•
Dealer RFQ, which allows dealers to initiate RFQs to all other dealers or to the entire Open Trading network, is used by our dealer clients to manage risk, source liquidity, and facilitate transactions on behalf of their clients. Dealer RFQ is increasingly being used by our dealer clients, representing 10.4% of our credit volume for the year ended December 31, 2021, up from 8.5% for the year ended December 31, 2020;
•
Mid-X sessions, a sessions-based mid-point matching tool that allows firms to trade against the mid-point price established by Composite+ at a given time instead of bilaterally negotiating a price, which we believe removes some of the pricing challenges inherent in other trading protocols;
•
Live Markets, an order book functionality that creates a single view of two-way, actionable prices for the most active corporate bonds and U.S. Treasuries, including newly issued debt, benchmark issues and news-driven securities; and
•
Public Axes™, which is an order book-style price discovery process that gives clients the ability to view anonymous or disclosed indications of interest from the inventory posted on our platforms.

In 2021, 32.1% of all credit volume on the MarketAxess platform was executed via Open Trading protocols.

Automated Trading Protocols

We believe that our automated trading protocols, which allow clients to set eligibility criteria for their orders that our platforms will use to determine whether or not to execute a trade in accordance with the pre-defined parameters, reduces trading inefficiencies and human errors while allowing traders to focus on higher-value trades. Some of our automation tools include:

•
Auto-X RFQ, which allows clients to automatically transact using simple variables such as trade size, price and number of respondents; and
•
Auto-Responder, which allows clients to automatically respond to requests using either a specified response level or a mid-point price generated by our pricing tool.

In 2021, 6.3% of all credit volume on the MarketAxess platform was executed via automated trading protocols.

In addition, we offer U.S. Treasury Hedging, which automatically provides a U.S. Treasury hedge for trades in credit products available on our platforms.

Integrated and Actionable Data

Data feeds the full trading lifecycle of fixed-income transactions. Timely and accurate data is particularly important in the fixed-income markets where real-time data has traditionally been scarce and transparency has been limited. Traders are increasingly using data and machine-learning for pre-trade analytics, automated execution, transaction cost analysis and post-trade solutions. Our data strategy is centered on using our data offerings to support trading activity through our diverse trading protocols and growing our revenues from our commercial data offerings. We believe that our electronic trading platforms allow institutional investors to compile, sort and use information to discover investment opportunities that might have been difficult or impossible to identify using a manual information-gathering process or other electronic services. Our data products are based on the trading activity and transactions that occur on our platforms.

Pricing Products

Our Composite+ pricing algorithm generates near real-time prices for approximately 33,000 corporate and sovereign bonds based on a variety of data inputs, including feeds from our trading platforms, our post-trade services and TRACE. Composite+ is used by clients as a pre-trade reference price to enhance trading outcomes and transaction cost analysis. Composite+ can be combined with our auto-execution service, providing clients with an alert if a response is “off market”.

Axess All, the first intra-day trade tape for the European fixed-income market, is sourced from approximately 42,000 bond transactions processed daily by our post-trade services business and includes aggregated volume and pricing for the most actively traded European fixed-income instruments. We also provide market participants with access to pricing, liquidity and volume data on approximately 54,000 unique fixed-income securities and securities reference data for approximately 70,000 fixed-income securities.

Liquidity Products

We provide order and execution workflow solutions designed to meet the specific needs of the customer. LiquidityBridge® is the execution management system that we offer to dealers that allows users to manage and facilitate the complex liquidity flows across multiple trading platforms, including the MarketAxess system. LiquidityBridge brings together real-time comparison and execution of bond prices across multiple sectors, allowing users to rapidly react to trading opportunities.

Axess IQ™ is our order and execution workflow solution designed to meet the needs of the wealth management and private banking community by improving liquidity discovery, execution efficiency and alpha generation for firms with large numbers of individual client orders.

Relative Liquidity Score is a product that provides a defined measurement of the current liquidity for individual bonds and highlights the relative potential ease that a trader can expect to transact in such instruments.

Analytics Products

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

BondTicker allows institutional investors to search for and sort bonds based upon specific criteria, such as volume, time/date of transaction, spread change, issuer or security. This search function allows institutional investors to compile information relating to potential securities trades in a fraction of the time that it takes to manually compile this information from disparate sources or other electronic databases. BondTicker is integrated directly into the MarketAxess electronic trading platform and can be seamlessly accessed, either when viewing securities inventory or when launching an inquiry.

Post-Trade Services

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

In the E.U. and U.K., all firms regulated as “investment firms” under MiFID II are required to submit complete and accurate details of qualifying transactions to their national regulator no later than the close of the working day following the date of the transaction. This process is known as transaction reporting. Firms may either report directly to the regulator or use an entity that is licensed as an ARM, such as our subsidiaries in the U.K. and the Netherlands, to validate and submit such reports. Our multi-asset class ARM reporting solution allows our clients to report to 20 different European regulators. We have also collaborated with Equilend on a full front-to-back Securities Financing Transactions Regulation (“SFTR”) solution to support mutual clients with their SFTR reporting requirements.

Under the Markets in Financial Instruments Regulation (“MiFIR”), all regulated investment firms in the U.K. and the E.U. are required to comply with pre- and post-trade transparency requirements pursuant to which quotes and trades must be made public subject to a system of waivers and deferrals. Firms are required to utilize an APA, such as our APAs in the U.K. and the Netherlands, to comply with the post-trade transparency requirement and, although optional, many firms also utilize a third-party provider to satisfy the pre-trade transparency requirement. The MarketAxess transparency and APA trade reporting solutions are available through our Insight™ platform, offering our clients a pre- and post-trade transparency solution, including APA trade reporting, quote publication, SI determination and instrument liquidity classification. We also offer a commodity position reporting service to assist firms in compliance with the commodity derivative position limit reporting requirements of MiFID II.

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

MarketAxess has approximately 960 post-trade reporting and transparency clients, including broker-dealers, hedge funds and investment banks. In 2020, we acquired Regulatory Reporting Hub, which has helped us expand and improve our services across a broader European client base, predominantly in Germany, France and the Nordics regions.

Our Clients

Almost 1,900 institutional investor and broker-dealer firms are active users of our platforms. Although institutional investors, specialist market-making firms, proprietary trading firms and other non-traditional liquidity providers have increasingly provided liquidity on our platforms through Open Trading, we believe these broker-dealers still represent the principal source of secondary market liquidity in the markets in which we operate. Secondary market liquidity refers to the ability of market participants to buy or sell a security quickly and in large volume following the original issuance of the security, without substantially affecting the price of the security.

Our Technology

The design and quality of our technology products are critical to our growth and our ability to execute our business strategy.

Easy-to-use, secure architecture

Our electronic trading platforms have been designed with secure, scalable client-server architecture that makes broad use of distributed computing to achieve speed, reliability and fault tolerance. The platforms are built on industry-standard technologies and have been designed to handle many multiples of our current trading volume. We increasingly utilize cloud technology to capitalize on innovative tooling, cost savings, and improvements to development velocity.

All critical server-side components, including our networks, application servers and databases, have backup equipment running in the event that the main equipment fails. This offers redundant system capacity designed to maximize uptime and minimize the potential for loss of transaction data in the event of an internal failure. We also seek to minimize the impact of external failures by automatically recovering connections in the event of a communications failure. The majority of our broker-dealer clients and a significant number of our institutional investor clients have redundant dedicated high-speed communication paths to our network in order to provide fast data transfer. Our security measures include industry-standard communications encryption.

We have designed our primary application with an easy-to-use, Windows-based interface. Our clients are able to access our electronic trading platforms through a secure, single sign-on. Clients are also able to execute transactions over our platforms directly from their order management systems. We provide users an automatic software update feature that does not require manual intervention.

We prioritize security throughout our platforms, operations and software development. We use architectural, design and implementation features to structurally address security risks, such as logical and physical access controls, perimeter firewall protection and embedded security processes in our systems development lifecycle. Our cybersecurity program is based on the National Institute of Standards and Technology Cyber Security Framework (the “Framework”). The Framework consists of standards, guidelines and best practices to manage cybersecurity-related risks and promote the protection and resilience of critical infrastructure. Our Global Chief Information Security Officer leads a cybersecurity team in assessing, managing and reducing the relevant risks with a goal of assuring continuous delivery of service. We constantly monitor connectivity and suspect events are escalated to our global risk and management teams.

Empowering our Clients through End-to-End Connectivity

STP refers to the integration of systems and processes to automate the trade process from end-to-end — trade execution, confirmation and settlement — without the need for manual intervention. We provide our broker-dealer and institutional investor clients with a range of tools that facilitate straight-through processing, including order upload, easy-to-use online allocation tools and pre- and post-trade messaging features that enable our clients to communicate electronically between their front- and back-office systems. Our straight-through processing tools can be customized to meet specific needs of our clients and allow them to integrate their order, portfolio management and accounting systems in real time. We maintained over 1,900 STP connections as of December 31, 2021. In addition, many of our clients use our Application Programming Interface (“API”) services for pre-trade, trade negotiation and post-trade services to improve efficiency and reduce errors in processing.

In addition to STP and APIs, our electronic trading platforms also include verification mechanisms at various stages of the execution process which result in greater accuracy in the processing, confirming and clearing of trades between institutional investor and broker-dealer clients, including real-time trade details, account allocations, automated audit trails and trade detail matching. These verification mechanisms are designed to ensure that our institutional investor and broker-dealer clients are sending accurate trade messages by providing multiple opportunities to verify they are trading the correct bond, at the agreed-upon price and size. Our platforms are designed to assist our institutional investor clients in automating the transmittal of order tickets from the portfolio manager to the trader, and from the trader to back-office personnel. This automation provides more timely execution and a reduction in the likelihood of errors that can result from manual entry of information into different systems.

Agile Software Development

We utilize an Agile software development methodology, which relies on small, autonomous working groups that build products based on a continuous feedback loop. This shift provides greater transparency and predictability to our clients, increases our flexibility to make changes that reflect market changes or changes in business priorities and allows greater prioritization. In addition, this methodology has allowed us to deliver enhancements on our platforms at an increased speed. During the year ended December 31, 2021, we delivered approximately 650 unique new business and technical features to our clients.

See Part I, Item 1A. – “Risk Factors — Technology, IT Systems and Cybersecurity Risks.”

Environmental, Social and Governance (“ESG”)

We are focused on growing our business by delivering sustainable long-term value for our customers, employees, stockholders, and the communities where we live and work. At MarketAxess, our ESG strategy encompasses both corporate and commercial objectives.

Corporate ESG Objectives

As part of our vision to maximize stakeholder value, we strive to incorporate ESG principles into our business strategies and organizational culture. In response to interest from our stockholders and other constituents, in our 2020 ESG Report, we began reporting against the Sustainability Accounting Standards Board’s (“SASB”) metrics applicable to Security and Commodity Exchanges, Professional and Commercial Services and Software and IT Services, which can be found on our corporate website (available at https://www.marketaxess.com/sustainability). In addition, in response to the increasing importance of climate change to the overall global economy and its effect on global credit markets, we have begun to measure our carbon footprint. We currently plan to report on our progress when the data becomes available and put measurable environmental goals in place. Please also refer to “Human Capital Resources” for additional information on our human capital management strategies.

Our prior ESG Reports and the fiscal year 2021 ESG Report, when issued, are not, and shall not be deemed to be, a part of this Form 10-K or incorporated into any of our other filings made with the U.S. Securities and Exchange Commission (the “SEC”).

Commercial ESG Objectives

In order to help our institutional investor and broker-dealer clients meet their ESG goals and strategies, we have begun to develop ESG-integrated product offerings. For example, in 2019, we launched our “Trading for Trees” program, under which five trees are planted by One Tree Planted, our partner charitable organization, for every $1 million of green bond trades executed on our platforms. In 2021, $51.1 billion in corporate and municipal green bond trading volume was executed globally on the MarketAxess platforms, an increase of 89.3% from 2020. In the U.S., where public data is available, MarketAxess ranks as the largest electronic corporate and municipal green bond marketplace with an estimated market share of 20.9% in TRACE-reported corporate and municipal green bond volume.

In addition, in 2021, we launched the DDI to enable buy side firms to trade more easily with certain minority-, women- and veteran-owned broker-dealers, while still achieving best execution. The DDI leverages our anonymous all-to-all Open Trading marketplace and provides enhanced trading connections by giving institutional investor clients the option to select a diversity dealer to intermediate an Open Trading transaction.

Sales and Marketing

We promote our products and services using a variety of direct and indirect sales and marketing strategies. Our sales force, which works closely with our product management and technology teams, is responsible for client acquisition activity and the management of ongoing client relationships. Our sales team is also responsible for training and supporting new and existing clients on their use of our platforms and post-trade solutions, including how to optimize their trading performance and efficiency through our various trading protocols. We employ various strategies, including advertising, direct marketing, digital and social media, promotional mailings, and participation in industry conferences and media engagement, to increase awareness of our brand, our trading platforms and our other solutions. For example, we work with The Wall Street Journal to leverage BondTicker data as the source of information for its weekly distressed debt tables.

Seasonality

Our revenue can be impacted by seasonal effects caused by increased levels of new bond issuance, which often occurs in the first quarter of a year, or slow-downs in trading activity, particularly during the customary holiday periods in August and December.

Competition

The global fixed-income securities industry generally, and the electronic financial services markets in which we engage in particular, are highly competitive, and we expect competition to intensify in the future. We compete with a broad range of market participants globally. Some of these market participants compete with us in a particular market, while select others compete against the entire spectrum of our platforms and solutions. We believe our competitive position is enhanced by the familiarity and integration of our clients with our electronic trading platforms and other systems.

We primarily compete on the basis of our client network, the liquidity provided by our broker-dealer, and to a growing extent, our institutional investor clients, the total transaction costs associated with our services, the breadth of products, protocols and services offered, as well as the quality, reliability, security and ease of use of our platforms. We face five main areas of competition:

•
Bilateral Trading — We compete with bond trading business conducted over the telephone, e-mail or instant messaging directly between broker-dealers and their institutional investor clients. Institutional investors have historically purchased fixed-income securities by telephoning or otherwise communicating via e-mail or instant messaging with bond sales professionals at one or more broker-dealers and inquiring about the price and availability of individual bonds. This remains the manner in which the majority of corporate bond volumes are still traded between institutional investors and broker-dealers.
•
Other multi-party electronic trading platforms — There are numerous other electronic trading platforms currently in existence, including several that have only commenced operations in the last few years. We compete with Tradeweb, Bloomberg, Intercontinental Exchange, Trumid and others in the credit and municipal markets; and Tradeweb, Bloomberg, CME Group (NEX Group), BGC Partners (Fenics UST) and others in the rates markets. In addition, some broker-dealers and institutional investors operate, or have invested in, proprietary electronic trading systems or information networks that enable institutional investors to trade directly with a broker-dealer, and/or with other institutional investors over an electronic medium. As we expand our business into new products, we will likely come into more direct competition with other electronic trading platforms or firms offering traditional services.
•
Securities and Futures Exchanges — In recent years, exchanges have pursued acquisitions that have put them in competition with us. For example, the London Stock Exchange Group acquired a significant stake in Tradeweb and Intercontinental Exchange acquired BondPoint and TMC Bonds, retail-focused platforms, and IDC, a provider of fixed-income data, in an effort to expand its portfolio of fixed-income products and services. CME Group also operates platforms that compete with us. Exchanges also have data and analytics businesses, which increasingly put their offerings in direct competition with us.
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
•
Other approved regulatory reporting businesses — We compete with other approved regulatory mechanisms in Europe that have ARM and APA designations, such as the London Stock Exchange’s UnaVista and Tradeweb, to provide post-trade matching and regulatory transaction reporting and transparency services to European clients.

We face intense competition, and we expect competition to continue to intensify in the future. See Part I, Item 1A. – “Risk Factors — Risks Related to Operating in the Electronic Fixed-Income Trading Markets — We face substantial competition that could reduce our market share and harm our financial performance.”

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

We have registered the MarketAxess® name and logo for trademark in the U.S., Europe and in other parts of the world. We also have a number of other registered or pending trademarks and service marks globally, including Open Trading®, BondTicker®, and Now You’re In The Market® among others. In addition, we own, or have filed applications for, the rights to trade names, copyrights, domain names and service marks that we use in the marketing of products and services to clients.

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

Regulation can impose, and has imposed, obligations on our regulated subsidiaries, including our broker-dealer subsidiary. These increased obligations require the implementation and maintenance of internal practices, procedures and controls, which have increased our costs. Many of our regulators, as well as other governmental authorities, are empowered to bring enforcement actions and to conduct administrative proceedings, examinations, inspections and investigations, which may result in increased compliance costs, penalties, fines, enhanced oversight, increased financial and capital requirements, additional restrictions or limitations, censure, suspension or disqualification of the entity and/or its officers, employees or other associated persons, or other sanctions, such as disgorgement, restitution or the revocation or limitation of regulatory approvals. Whether or not resulting in adverse findings, regulatory proceedings, examinations, inspections and investigations can require substantial expenditures of time and money and can have an adverse impact on a firm’s reputation, client relationships and profitability. From time to time, we and our associated persons have been and are subject to routine reviews, none of which to date have had a material adverse effect on our businesses, financial condition, results of operations or prospects. As a result of such reviews, and any future actions or reviews, we may be required to, among other things, amend certain internal structures and frameworks such as our operating procedures, systems and controls.

The regulatory environment in which we operate is subject to constant change. We are unable to predict how certain new laws and proposed rules and regulations will be implemented or in what form, or whether any changes to existing laws, rules and regulations, including the interpretation, implementation or enforcement thereof or a relaxation or amendment thereof, will occur in the future. We believe that uncertainty and potential delays around the final form of certain new rules and regulations may negatively impact our clients and trading volumes in certain markets in which we transact, although a relaxation of or the amendment of existing rules and requirements could potentially have a positive impact in certain markets. While we generally believe the net impact of the laws, rules and regulations may be positive for our business, it is possible that unintended consequences may materially adversely affect us in ways yet to be determined. See Part I, Item 1A. – “Risk Factors – Regulatory and Legal Risks - Our business and the trading businesses of many of our clients are subject to increasingly extensive government and other regulation, which may affect our trading volumes and increase our cost of doing business.”

U.S. Regulation

In the U.S., the SEC is the federal governmental agency primarily responsible for the administration of the federal securities laws, including adopting and enforcing rules and regulations applicable to broker-dealers. Our broker-dealer subsidiary operates an alternative trading system (“ATS”) subject to the SEC’s Regulation ATS, which includes certain specific requirements and compliance responsibilities in addition to those faced by broker-dealers generally, and an exempt ATS for U.S. Treasuries. Broker-dealers are also subject to regulation by state securities administrators in those states in which they conduct business or have registered to do business. We are also subject to the various anti-fraud provisions of the Securities Act of 1933, as amended (the “Securities Act”), the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Commodity Exchange Act, certain state securities laws and the rules and regulations promulgated thereunder. We also may be subject to vicarious and controlling person liability for the activities of our subsidiaries and our officers, employees and affiliated persons.

The CFTC is the federal agency primarily responsible for the administration of federal laws governing activities relating to futures, swaps and other derivatives, including the rules applicable to our SEF. In 2021, we decided to stop offering credit indices trading and, accordingly, we suspended our SEF’s operations. Despite the cessation of operations, our SEF continues to be subject to regulations that relate to trading and product requirements, governance and disciplinary requirements, operational capabilities, surveillance obligations and financial information and resource requirements, including the requirement that they maintain sufficient financial resources to cover operating costs for at least one year. Our SEF continues to be subject to both scheduled and unscheduled examinations by the CFTC.

Much of the regulation of broker-dealers’ operations in the United States has been delegated to self-regulatory organizations. These self-regulatory organizations adopt rules (which are generally subject to approval by the SEC) that govern the operations of broker-dealers and conduct periodic inspections and examinations of their operations. In the case of our U.S. broker-dealer subsidiary, the principal self-regulatory organization is FINRA. Our U.S. broker-dealer subsidiary is subject to both scheduled and unscheduled examinations by the SEC and FINRA. In addition, our broker-dealer’s municipal securities-related activities are subject to the rules of the MSRB.

The SEC recently conducted a review of the regulatory framework for fixed-income electronic trading platforms for the purpose of evaluating the potential regulatory gaps that may exist among such platforms, including ours, with respect to access to markets, system integrity, surveillance, and transparency, among other things. In January 2022, as a result of this review, the SEC proposed rules that will expand Regulation ATS and Regulation SCI to alternative trading systems (ATS) that trade government securities and amend the SEC rule regarding the definition of an “exchange” to include Communication Protocol Systems, such as our RFQ protocols. In connection with these proposed rules, we expect that we will have to operate all of our trading protocols in compliance with Regulation ATS. It is unknown at this time to what extent new legislation will be passed into law or whether pending or new regulatory proposals will be adopted or modified, or what effect such passage, adoption or modification will have, whether positive or negative, on our industry, our clients or us.

Non-U.S. Regulation

Outside of the United States, we are currently directly regulated by: the Financial Conduct Authority (“FCA”) in the U.K., De Nederlandsche Bank (“DNB”) and the Authority for the Financial Markets (“AFM”) in the Netherlands, the Monetary Authority of Singapore (the “MAS”), the Investment Industry Regulatory Organization of Canada (the “IIROC”) and provincial regulators in Canada, and the Securities and Exchange Commission and Central Bank in Brazil. We also hold cross-border licenses or permissions to operate in other jurisdictions with other regulatory bodies, including the Swiss Financial Market Supervisory Authority (“FINMA”), the Securities & Futures Commission of Hong Kong, the Australian Securities and Investment Commission in Australia (“ASIC”), the Danish Financial Supervisory Authority, the German Federal Financial Supervisory Authority (“BaFin”), the Commission de Surveillance du Secteur Financier of Luxembourg, the Italian Commissione Nazionale per le Società e la Borsa (“Consob”), the Norwegian Financial Supervisory Authority and the Finnish Financial Supervisory Authority.

The FCA’s strategic objective is to ensure that the relevant markets function properly and its operational objectives are to protect consumers, to protect and enhance the integrity of the U.K. financial system and to promote effective competition in the interests of consumers. It has investigative and enforcement powers derived from the Financial Services and Markets Act 2000 (“FSMA”) and subsequent legislation and regulations. Subject to the FSMA, individuals or companies that seek to acquire or increase their control in a firm that the FCA regulates is required to obtain prior approval from the FCA.

The securities industry and financial markets in the 27 member states of the E.U. is regulated by agencies in each member state. E.U. regulations provide for a cross-border “passporting regime”, which allows us to provide our regulated services throughout the E.U. in reliance upon our authorization from any E.U. member state. As a result of the U.K.’s departure from the E.U. in 2020 (commonly referred to as “Brexit”), we obtained AFM authorizations for our subsidiaries in the Netherlands and we now provide regulated services to our clients within the E.U. in reliance on the cross-border services passport held by our Dutch subsidiaries.

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

In January 2018, the E.U. implemented enhanced rules and regulations targeted at the financial services industry, including MiFID II and MiFIR. MiFID II and MiFIR introduced significant changes to the E.U. financial markets that were designed to facilitate more efficient markets and greater transparency for participants by: (i) enhancing pre- and post-trade transparency for fixed-income instruments, (ii) increasing and enhancing post-trade reporting obligations with a requirement to submit post-trade data to ARMs, (iii) improving technology synchronization and best execution and (iv) establishing a consolidated tape for trade data. Although MiFID II and MiFIR were intended to help improve the functioning of the E.U. single market by achieving a greater consistency of regulatory standards, MiFID II and MiFIR have caused us to expend significantly more compliance, business and technology resources, to incur additional operational costs and has created additional regulatory exposure for our trading and post-trade businesses. While we generally believe the net impact of the rules and regulations has been positive for our businesses, unintended consequences of the rules and regulations (or future amendments thereto) may adversely affect us in ways yet to be determined. In particular, the divergence of the U.K. from the E.U. following Brexit in relation to the future development of MIFID II and MiFIR and other rules and regulations within the financial markets (such as the Central Securities Depository Regulation) may further increase the complexity, operational costs and compliance requirements of our business in the U.K. and E.U. See Part I, Item 1A. — “Risk Factors — Regulatory and Legal Risks - The U.K. exit from the European Union could materially adversely impact our business, clients, financial condition, results of operations and prospects.”

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

In addition, as a result of our self-clearing activities, MarketAxess Corporation is required to finance certain transactions, maintain deposits with various clearing organizations and clearing broker-dealers and maintain a special reserve bank account for the benefit of customers pursuant to Rule 15c3-3 of the Exchange Act. These requirements can fluctuate based on trading activity, market volatility or other factors which may impact our liquidity or require us to use our capital resources.

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

MarketAxess SEF Corporation is a CFTC registered SEF, although it suspended its operations in 2021.

MarketAxess Canada Company is registered as an Alternative Trading System with the Ontario Securities Commission (“OSC”), the Autorité des Marchés Financiers (“AMF”), the British Columbia Securities Commission (“BCSC”) and the Alberta Securities Commission (“ASC”) and is a member of IIROC.

MarketAxess Plataforma de Negociacao Ltda. is authorized through its parent (MarketAxess Holdings Inc.) by Comissão de Valores Mobiliários (“CVM”) and BACEN (Central Bank of Brazil) to provide a system in Brazil for the trading of fixed-income securities by sophisticated institutional investors.

MarketAxess Colombia Corporation is registered with the Superintendence of Finance of Colombia (“SOFC”) as an Information System.

U.K. and Europe

MarketAxess Capital Limited is authorized and regulated by the FCA as a MiFID investment firm and acts as a matched principal counterparty for Open Trading transactions.

MarketAxess Europe Limited is authorized and regulated by the FCA to operate a multilateral trading facility (“MTF”), licensed by ASIC to have an Australian Markets License, recognized by FINMA as a foreign trading venue, licensed by BaFin under the German Securities Trading Act, licensed by the Securities & Futures Commission of Hong Kong as an Automated Trading Service and licensed by the Monetary Authority of Singapore as a Recognized Market Operator. In addition, following Brexit, MarketAxess Europe Limited is recognized or licensed on a cross-border basis to provide its services in Italy and Finland and on a temporary cross-border basis in each of Luxembourg, Denmark and Norway.

MarketAxess NL B.V. is authorized and regulated by the AFM in the Netherlands as an MTF. MarketAxess NL B.V. may provide services throughout the E.U. 27 and EEA countries under the MiFID passport and is approved by FINMA to provide cross-border services into Switzerland as a foreign trading venue.

MarketAxess Post-Trade NL B.V. is licensed in the Netherlands by the AFM as a Data Reporting Services Provider (“DRSP”), specifically to act as an ARM and APA. MarketAxess Post-Trade NL B.V. may provide services throughout the E.U. 27 and EEA countries under the MiFID passport.

MarketAxess Post Trade Limited is authorized and regulated by the FCA as a DRSP for ARM and APA services and as a service company.

Asia and Pacific

MarketAxess Singapore Pte. Limited is approved by the Monetary Authority of Singapore as a Recognized Market Operator. Additionally, MarketAxess Singapore Pte. Limited is approved by FINMA in Switzerland as a foreign trading venue, by Hong Kong as an ATS, by Germany as a foreign market operator, and holds an Australian Markets License from ASIC.

Human Capital Resources

As of December 31, 2021, we had 676 employees, 424 of whom were based in the U.S. and 252 of whom were based outside of the U.S., principally in the U.K. During fiscal year 2021, we increased our number of employees by 70, or 11.6%, compared to an increase of 79, or 15.0%, in 2020. None of our employees are represented by a labor union. We consider our relationships with our employees to be good and have not experienced any interruptions of operations due to labor disagreements.

Diversity, Equity and Inclusion

The diverse backgrounds, experiences and perspectives of our employees are one of our biggest strengths. We strive to make our workforce more diverse, inclusive and supportive of all. We embrace a culture and vision that supports and enhances our ability to recruit, develop and retain diverse talent at every level. Our employees participate in ongoing educational and developmental programs designed to educate our employees about the Company’s diversity and inclusion initiatives and their importance to our success. As of December 31, 2021, our global workforce was approximately 72.0% men and 28.0% women, and of our U.S. employees, our workforce was approximately 28.8% Asian, 4.2% Black or African American, 7.1% Hispanic or Latinx, 57.5% White and 2.4% identified with another race or ethnicity.

To broaden our candidate pools, we use diverse hiring sources, including employee referrals, recruitment vendors, postings on diversity job boards and with diversity interest groups, and we attend various recruiting events. We have been able to further diversify our workforce through our summer intern and graduate hire programs, which represent a spectrum of schools, fields of study, interests and socio-economic backgrounds. In 2021, we continued with our partnerships with universities with larger racially diverse student bodies in both New York and London, and we specifically targeted affinity groups on campus in order to diversify our applicant pool.

Human Capital Development

Our talent management strategy is focused on attracting, developing and retaining top talent within the Company. The market for qualified personnel, especially software developers, has become increasingly competitive in our talent markets. Many companies, including both our competitors and firms outside of our industry, are interested in hiring our experienced personnel. Additionally, highly innovative technology firms both in and outside our traditional geographic markets may offer attractive employment opportunities to our technology personnel through remote work opportunities.

In 2021, we conducted a global talent review to identify high-potential talent among our experienced employees, as well as a position analysis review to identify critical roles throughout the organization. These reviews are helping us build short- and long-term succession plans for our executive leadership team and other critical roles within the Company.

The Company also uses the talent review process and position analysis to inform our increasing levels of investment in learning and development for our employees. Currently, we offer a customized management training program for new managers and an accelerated leadership program for our more seasoned leaders who we believe may assume broader or more complex roles within the Company in the future. We also offer a range of technical, markets-related, product management and soft-skills training courses on an ongoing basis to enable our employees to develop a broad spectrum of skills. We conduct regular engagement surveys of our employee base to better understand what is working well for our employees and identify areas that we can improve.

Employee Health & Wellbeing

In fiscal year 2021, the COVID-19 pandemic (the “Pandemic”), continued to have a significant impact on how we manage human capital. We re-opened our primary offices in the fourth quarter of 2021 with an emphasis on safety and employee wellbeing. While our offices remained open through the Omicron variant surge in New York, London and elsewhere, we encouraged our employees to work from home when possible. We remain confident that we can continue to maintain business continuity by serving our clients in a virtual or hybrid environment, as necessary, to promote employee and public safety. Our experienced teams of employees adapted to the changes in our work environment and have managed our business successfully during this challenging time.

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

MarketAxess Holdings Inc.

55 Hudson Yards

New York, NY 10001

Attn: Investor Relations

Our Board of Directors (the “Board”) has standing Audit, Compensation and Talent, Nominating and Corporate Governance, Risk and Finance Committees. Each of these committees has a written charter approved by our Board of Directors and our Board of Directors has also adopted a set of Corporate Governance Guidelines. Copies of the committee charters and the Corporate Governance Guidelines are also posted on our website.

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
•
the current or anticipated impact of climate change, extreme weather events or natural disasters;
•
the emergence of widespread health emergencies or pandemics;
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

There have been significant declines in trading volumes in the financial markets generally in the past and there may be similar declines in trading volumes generally or across our platforms in particular in the future. Any one or more of the above factors may contribute to reduced trading volumes. Our revenues and profitability are likely to decline significantly during periods of stagnant economic conditions, low volatility or low trading volume in the U.S. and global financial markets.

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

•
the duration and scope of the Pandemic and the effects of new variants;
•
governmental and business actions taken in response to the Pandemic, and in response to economic disruption, and the impact of those actions on global economic activity;
•
the impact of the economic and business disruptions on the trading needs of our clients and the resulting impact on their demand for our electronic trading platforms and solutions;
•
adverse market conditions, including unforeseen market closures, disruptions in trading, significant declines in market and trading volumes, credit availability and other liquidity concerns; and
•
our ability to provide our electronic trading platforms and other solutions, including as a result of our employees' health or our employees or our clients’ employees working remotely and/or closures of offices and facilities.

As a result of the Pandemic, the global economy has been experiencing a period of significant turmoil and we have experienced significant changes in our daily operations. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Factors Affecting our Industry and our Company—Economic, Political and Market Factors.” Due to the uncertainty of the duration, scope and severity of the Pandemic, the uncertainty as to what additional governmental measures may yet be taken in response to the Pandemic and the unpredictable effect on our business, our employees and our clients, we are not able to reasonably estimate the extent of any potential future impact of the Pandemic on our financial condition or results of operations, but the impact could be material. Even after the Pandemic has subsided, our business may continue to be impacted as a result of the Pandemic’s global economic impact. Further, our operating and financial results may be affected in a manner that is not presently known to us or in a manner that we currently do not consider to present significant risks to our operations given the unprecedented and continuously evolving nature of the Pandemic.

Our operations, businesses and clients could be materially adversely affected by climate change and we are subject to other ESG risks that could adversely affect our reputation.

There is increasing concern over the risks of climate change and related environmental sustainability matters. The physical risks of climate change include rising average global temperatures, rising sea levels and an increase in the frequency and severity of extreme weather events and natural disasters, including floods, wildfires, hurricanes and tornados. Any of our primary locations or those of third parties on which we rely may be vulnerable to such adverse physical effects of climate change, which could result in risk of loss incurred as a result of physical damage, power outages, or business interruption caused by such events.

In addition, governments, investors, employees, customers, and the general public are increasingly focused on ESG practices and disclosures. For example, certain investors are beginning to incorporate the business risks of climate change and the adequacy of companies’ responses to climate change and other ESG matters as part of their investment theses and policies. Our reputation could be adversely impacted by our sustainability practices and ESG disclosures or investor perceptions thereof, including if we fail to establish measurable environmental goals or subsequently fail to meet any such goals. Any negative publicity we receive regarding ESG, low ESG scores or ratings, or shifts in investing priorities may adversely affect the trading price of our common stock or our business, operations and earnings if investors, employees, customers, or other stakeholders determine that we have not adequately considered or addressed ESG matters. In addition, if the Company does not adapt to or comply with new regulations or fails to meet the ESG goals under its strategy or evolving investor, industry or stakeholder expectations and standards, or if the Company is perceived to have not responded appropriately to the growing concern for ESG issues, these or other climate changes could lead to increased operating costs or capital expenses.

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

The electronic financial services industry is characterized by rapidly changing and increasingly complex technologies and systems, changing and increasingly sophisticated client demands (including access to new technologies, functionalities and markets), frequent technology and service introductions, evolving industry standards, changing regulatory requirements and new business models. If we are not able to keep pace with changing market conditions or client demands and if our competitors release new functionality or technology before we do, our existing platforms, solutions and technologies may become obsolete or our competitive position may be materially harmed, each of which could have a material adverse effect on our business, financial condition and results of operations. Operating in a rapidly evolving industry involves a high degree of risk and our future success depends in part on our ability to:

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

The fixed-income securities industry generally, and the electronic financial services markets in which we operate in particular, are highly competitive, and we expect competition to intensify in the future. Within our markets, we compete based on our ability to provide our clients with deep liquidity, a broad network of market participants, a wide range of products and protocols, and comprehensive pre-trade, trade and post-trade functionality, as well as the reliability, security and ease of use of our electronic platforms and solutions, among other factors. We primarily compete with other electronic trading platforms and trading businesses conducted directly between broker-dealers and their institutional investor clients over the telephone, email or instant messaging. Our current and prospective competitors are numerous and include: (1) other multi-party electronic trading platforms; (2) securities and futures exchanges; (3) market data and information vendors; (4) technology, software, and information services or other companies that have existing commercial relationships with broker-dealers or institutional investors; and (5) other approved regulatory reporting businesses.

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

Our operations also include the sale of pre- and post-trade services, analytics and market data. There is a high degree of competition among market data and information vendors in solutions for pre- and post-trade data, analytics and reporting, and such businesses may become more competitive in the future as new competitors emerge. Some of these companies are already in or may enter the electronic trading business. Accordingly, some of our competitors may be able to combine use of their electronic trading platforms with complementary access to market data and analytical tools and/or leverage relationships with existing clients to obtain additional business from such clients, which could preempt use of our platforms or solutions. For example, Bloomberg, Refinitiv and Intercontinental Exchange own trading platforms that compete with ours and also have a data and analytics relationships with the vast majority of institutional, wholesale and retail market participants. If we are not able to compete successfully in this area in the future, our revenues could be adversely impacted and, as a result, our business, financial condition and results of operations would be materially adversely affected.

We are exposed to potential reputational and credibility concerns related to our data products and index business.

We have announced our intention to enter into the index business. To the extent that any of our data or index business, or the Company as a whole, suffers a reputational or other loss in credibility, it could have a material adverse impact on our business. Real or perceived factors that may affect credibility, include: the appearance of a conflict of interest; the independence of our index composition; the influence of third parties on our decisions; the performance of companies relative to their index inclusion; the timing and nature of changes to our indexes; disagreement with our methodologies or models, including for calculating indexes as well as our data, information and analysis; and the accuracy and completeness of our data, information and analytics. Damage to our reputation, brand or credibility could have a material adverse impact on our business, operating results and financial condition.

Risks Related to our Future Levels of Business, Profitability and Growth

Neither the sustainability of our current level of business nor any future growth can be assured. Even if we do experience growth, we cannot assure you that we will grow profitably.

The success of our business strategy depends, in part, on our ability to maintain and expand the network of market participants that use our electronic trading platforms. Our business strategy also depends on increasing the use of our platforms by these participants for a wide range of fixed-income products and trade sizes. Individuals at broker-dealers or institutional investors may have conflicting interests, which may discourage their use of our platforms. We cannot assure you that the growth rates for the use of our electronic trading services that we have experienced in recent years will continue.

Our growth may also be dependent on our ability to diversify our revenue base. We currently derive approximately 43.1% of our revenues from secondary trading in U.S. high-grade corporate bonds. Our long-term business strategy includes expanding our service offerings and increasing our revenues from other fixed-income products and other sources. We cannot assure you that our efforts will be successful or result in increased revenues or continued profitability. In recent years, we have experienced significant growth in trading volumes, revenues and profitability. We cannot assure you that our business will continue to grow at a similar rate, if at all.

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

We may face increasing challenges in our growing international operations that we may not be able to meet in the future.

We operate electronic trading platforms in Europe, Latin America and Asia and we may further expand our operations throughout these and other regions. We have invested significant resources in our foreign operations and the increasing globalization of our platforms and services. However, there are certain risks inherent in doing business in international markets. These risks include:

•
difficulty in obtaining the necessary regulatory approvals for planned expansion, if at all, and the possibility that any approvals that are obtained may impose restrictions on the operation of our business;
•
the inability to manage and coordinate the various regulatory requirements of multiple jurisdictions that are constantly evolving and subject to unexpected change;
•
difficulties in staffing and managing foreign operations, including as a result of Brexit, our access to, and our ability to compete for and hire, skilled employees in both the U.K. and the E.U.;
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

If bank-affiliated entities reduce their trading activity and that activity is not replaced by other market participants, the level of liquidity and pricing available on our trading platforms would be negatively impacted, which could adversely affect our operating results. Over the past several years, there has been significant consolidation among firms in the banking and financial services industries and several of our large broker-dealer clients have reduced their sales and trading businesses in fixed-income products. Further consolidation, instability, and layoffs in the financial services industry could result in a smaller client base and heightened competition, which may lower volumes.

Any reduction in the use of our electronic trading platforms by our broker-dealer clients could reduce the volume of trading on our platforms, which could, in turn, reduce the use of our platforms by our institutional investor clients. The occurrence of any of the foregoing may have a material adverse effect on our business, financial condition and results of operations.

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

We self-clear substantially all of our bond transactions for our U.S. operations and we may expand self-clearing to certain of our foreign operations in the future. Self-clearing requires us to finance transactions and maintain margin deposits at clearing organizations. Self-clearing exposes our business to operational risks, including business and technology disruption; operational inefficiencies; liquidity, financing and regulatory risks; and potentially increased expenses. In connection with our conversion to self-clearing for our U.S. operations in 2020, we experienced operational inefficiencies and technology issues which, in combination with the capital and liquidity requirements that are imposed on all new self-clearing members, resulted in increased fail rates in the immediate period following the conversion. Although the initial conversion issues for our U.S. clearing operations have been resolved, in the future, we may encounter difficulties with self-clearing that lead to operating inefficiencies, technology issues, dissatisfaction amongst our client base, disruption in the infrastructure that supports the business, inadequate liquidity, increased margin requirements with clearing organizations and third-party settlement agents who provide financing with respect to transactions, reductions in available borrowing capacity and financial loss. Any such delay, disruption, expense or failure could adversely affect our ability to effect transactions and manage our exposure to risk. Moreover, any of these events could have a material adverse effect on our business, financial condition and operating results.

Technology, IT Systems and Cybersecurity Risks

Rapid market or technological changes may render our technology obsolete or decrease the attractiveness of our products and services to our broker-dealer and institutional investor clients.

We must continue to enhance and improve our electronic trading platforms. The electronic financial services industry is characterized by significant structural changes, increasingly complex systems and infrastructures, changes in clients’ needs and preferences, constant competition and new business models. If new industry standards and practices emerge and our competitors release new technology before us, our existing technology, systems and electronic trading platforms may become obsolete or our existing business may be harmed. Our future success will depend on our ability to: (1) enhance our existing products and services; (2) develop and/or license new products and technologies that address the increasingly sophisticated and varied needs of our broker-dealer and institutional investor clients and prospective clients; (3) continue to attract highly-skilled technology personnel; and (4) respond to technological advances and emerging industry standards and practices on a cost-effective and timely basis.

Developing our electronic trading platforms and other technology entails significant technical and business risks. We may use new technologies ineffectively or we may fail to adapt our electronic trading platforms, information databases and network infrastructure to broker-dealer or institutional investor client requirements or emerging industry or regulatory standards. If we face material delays in introducing new services, products and enhancements, our clients may forego the use of our platforms and use those of our competitors.

Further, the adoption of new internet, networking, cloud, telecommunications or blockchain technologies may require us to devote substantial resources to modify and adapt our services. We cannot assure you that we will be able to successfully implement new technologies or adapt our proprietary technology and transaction-processing systems to client requirements or emerging industry or regulatory standards. We cannot assure you that we will be able to respond in a timely manner to changing market conditions or client requirements.

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

In particular, we depend on third-party vendors for our bond reference databases, the clearing and settlement of our Open Trading transactions and to provide the technology underpinning key portions of our MarketAxess Rates platform. We obtain essential reference data and information services from external sources, including data received from certain competitors, clients, self-regulatory organizations and other third-party data providers. Our reference data sources and information providers could increase the price for or withdraw their data or information services for a variety of reasons. Further, as has occurred in the past, our competitors could revise the current terms on which they provide us with data or information services or could cease providing us with data or information services altogether for a variety of reasons, including competition. Disruptions in the services provided by those third-parties to us, including as a result of their inability or unwillingness to continue to license products or provide technology services that are critical to the success of our business, could have a material adverse effect on our business, financial condition and results of operations.

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

Our business depends on the efficient and uninterrupted operation of our trading platforms, systems, networks and infrastructure. We cannot assure you that we, or our third-party providers, will not experience systems failures or business interruptions, as has occurred in the past. Our systems, networks, infrastructure and other operations, in particular our trading platforms, are vulnerable to impact or interruption from a wide variety of causes, including: irregular or heavy use of our trading platforms during peak trading times or at times of increased market volatility; power, internet or telecommunications failures; hardware failures or software errors; human error, acts of vandalism or sabotage; catastrophic events, including those that are occurring with increasing frequency due to climate change such as natural disasters and extreme weather events; acts of war or terrorism; malicious cyberattacks or cyber incidents, such as unauthorized access, ransomware, loss or destruction of data, computer viruses or other malicious code; and the loss or failure of systems over which we have no control, such as loss of support services from critical third-party providers. In addition, we may also face significant increases in our use of power and data storage and may experience a shortage of capacity and/or increased costs associated with such usage.

Failures of, or significant interruptions, delays or disruptions to, or security breaches affecting, our systems, networks or infrastructure have in the past, and could in the future, result in: disruption to our operations, including disruptions in service to our clients; slower response times; distribution of untimely or inaccurate market data to clients who rely on this data for their trades; delays in trade execution; incomplete or inaccurate accounting, recording or processing of trades; significant expense to repair, replace or remediate systems, networks or infrastructure; financial losses and liabilities to clients; loss of clients; legal or regulatory claims, proceedings, penalties or fines. Any system failure or significant interruption, delay or disruption in our operations, or decreases in the responsiveness of our platforms, could materially harm our reputation and business and lead our clients to decrease or cease their use of our platforms. We internally support and maintain many of our systems and networks, including those underlying our trading platforms; however, we may not have sufficient personnel to properly respond to all systems, networks or infrastructure problems. Our failure to monitor or maintain our systems, networks and infrastructure, including those maintained or supported by our third-party providers, or to find a replacement for defective or obsolete components within our systems, networks and infrastructure in a timely and cost-effective manner when necessary, would have a material adverse effect on our business, financial condition and results of operations. While we generally have disaster recovery and business continuity plans that utilize industry standards and best practices for much of our business, including redundant systems, networks, computer software and hardware and data centers to address interruption to our normal course of business, our systems, networks and infrastructure may not always be fully redundant and our disaster recovery and business continuity plans may not always be sufficient or effective. Similarly, although some contracts with our third-party providers, such as our hosting facility providers, require adequate disaster recovery or business continuity capabilities, we cannot be certain that these will be adequate or implemented properly. Our disaster recovery and business continuity plans are heavily reliant on the availability of the internet and mobile phone technology, so any disruption of those systems would likely affect our ability to recover promptly from a crisis situation. If we are unable to execute our disaster recovery and business continuity plans, or if our plans prove insufficient for a particular situation or take longer than expected to implement in a crisis situation, it could have a material adverse effect on our business, financial condition and results of operations, and our business interruption insurance may not adequately compensate us for losses that may occur.

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

The operation of our electronic trading platforms relies on the secure processing, storage and transmission of a large amount of transactional data and other confidential sensitive data (including confidential client and personal information). Our computer systems, software and networks may be vulnerable to unauthorized access, loss or destruction of data (including confidential and personal customer information), ransomware, unavailability or disruption of service, computer viruses, acts of vandalism, or other malicious code, cyber-attack and other adverse events that could have an adverse security impact. Despite the defensive measures we have taken, we are, and will continue to be, subject to attacks, which may come from external factors such as governments, organized crime, hackers, and other third parties such as infrastructure-support providers and application developers, or may originate internally from an employee or service provider to whom we have granted access to our computer systems. If our security measures are breached as a result of third-party action, employee error, malfeasance or otherwise, and, as a result, someone obtains unauthorized access to trading or other confidential or personal information, our reputation could be damaged, our business would suffer and we could incur material liability. Any such breach could compromise our networks and the information stored there could be accessed, publicly disclosed, lost or stolen. Because techniques used to obtain unauthorized access or to sabotage computer systems change frequently and generally are not recognized until launched against a target, we may be unable to anticipate these techniques or to implement adequate preventive measures.

Our business also depends on the efficient and uninterrupted operation of our platforms, systems, networks and infrastructure. Any failure of, or significant interruption, delay or disruption to, our systems, networks or infrastructure due to a ransomware attack or other cyber-attack could result in: disruption to our operations, including disruptions in service to our clients; slower response times; distribution of untimely or inaccurate market data to clients who rely on this data for their trades; delays in trade execution; incomplete or inaccurate accounting, recording or processing of trades; significant expense to repair, replace or remediate systems, networks or infrastructure; financial losses and liabilities to clients; loss of clients; legal or regulatory claims, proceedings, penalties or fines. We also face the risk of operational disruption, failure or capacity constraints of any of the third-party service providers that facilitate our business activities, including clients, clearing agents and trading system software, network or data providers. Such parties could also be the source of a cyber-attack on or breach of our operational systems, data or infrastructure. In addition, despite the re-opening of our offices, the increased flexibility for our employees to continue to work remotely has amplified certain risks related to, among other things, the increased demand on our information technology resources and systems, the increased risk of phishing and other cybersecurity attacks, and the increased number of points of possible attack, such as laptops and mobile devices (both of which are now being used in increased numbers), to be secured. Any system failure or significant interruption, delay or disruption in our operations, or decreases in the responsiveness of our platforms, could materially harm our reputation and business and lead our clients to decrease or cease their use of our trading platform.

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

Our remediation costs and lost revenues could be significant if we fall victim to a cyber-attack. If an actual, threatened or perceived breach of our security occurs, the market perception of the effectiveness of our security measures could be harmed and could cause our clients to reduce or stop their use of our electronic trading platforms. We may be required to expend significant resources to repair system damage, pay a ransom, protect against the threat of future security breaches or to alleviate problems, including reputational harm, loss of clients and revenues and litigation, caused by any breaches. We may be found liable to our clients for any misappropriated confidential or personal information. Although we intend to continue to implement industry-standard security measures, we cannot assure you that those measures will be sufficient.

Our actual or perceived failure to comply with privacy, data protection and information security laws, regulations, and obligations could harm our business.

Data privacy is subject to frequently changing rules and regulations in countries where we do business. For example, the E.U. adopted the General Data Protection Regulations (“GDPR”), which requires entities both in the European Economic Area and outside to comply with new regulations regarding the handling of personal data. Brexit has created additional uncertainty with regard to the regulation of data protection as the U.K. now has its own data protection laws which are separate from the E.U. GDPR. We are also subject to certain U.S. federal, state and foreign laws governing the protection of personal privacy and data in those jurisdictions. These laws and regulations are increasing in complexity and number. In addition to the increased cost of compliance, our failure to successfully implement or comply with appropriate processes to adhere to the GDPR and other laws and regulations relating to personal data could result in substantial financial penalties for non-compliance, expose us to litigation risk and could result in significant liability, increased costs or cause our clients to lose trust in us, which could have an adverse effect on our reputation and business.

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

From time to time, we may pursue acquisitions, which may not be completed or, if completed, may not be as beneficial to us as expected. We have made acquisitions in the past, including the purchases of LiquidityEdge in 2019, the regulatory reporting business of Deutsche Börse in 2020 and MuniBrokers in 2021. We also may consider potential divestitures of businesses from time to time. We routinely evaluate potential acquisition and divestiture candidates and engage in discussions and negotiations regarding potential acquisitions and divestitures on an ongoing basis; however, even if we execute a definitive agreement, there can be no assurance that we will consummate the transaction within the anticipated closing timeframe, or at all. Moreover, there is significant competition for acquisition and expansion opportunities in the electronic financial services industry.

If we do succeed in acquiring or investing in a business, product or technology, such acquisitions and investments may involve a number of risks, including:

•
we may find that the acquired company or assets do not further our business strategy, or that we overpaid for the company or assets, or the economic conditions underlying our acquisition decision may change;
•
we may have difficulty integrating the acquired technologies or products with our existing electronic trading platforms products and services;
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

The market for qualified personnel, especially software developers, has become increasingly competitive in our talent markets. Many companies, including both our competitors and firms outside of our industry, are interested in hiring our experienced personnel. Additionally, highly innovative technology firms both in and outside our traditional geographic markets may offer attractive employment opportunities to our technology personnel through remote work opportunities. Many of these firms have greater resources than we have and are able to offer more lucrative compensation packages. We cannot assure you that we will be successful in our efforts to recruit and retain the required personnel. The failure to attract new personnel or to retain and motivate our current personnel may have a material adverse effect on our business, financial condition and results of operations.

Regulatory and Legal Risks

We operate in a highly regulated industry and we may face restrictions with respect to the way we conduct certain of our operations.

Our business is subject to increasingly extensive governmental and other regulations. These regulations are designed to protect public interests generally rather than the interests of our stockholders. The SEC, FINRA, the CFTC and other agencies extensively regulate the United States financial services industry, including most of our operations in the United States. Much of our international operations are subject to similar regulations in their respective jurisdictions, including regulations overseen by the FCA in the U.K., the AFM in the Netherlands, the Monetary Authority of Singapore, the Investment Industry Regulatory Organization of Canada and provincial regulators in Canada, and the Securities and Exchange Commission and Central Bank in Brazil. In addition, our regulatory reporting business is registered as an ARM and APA with the FCA and the AFM. We also hold several cross-border licenses and permissions with various other regulatory bodies. See Part I, Item 1 “Business – Government Regulation – Non-U.S. Regulation.”

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

Certain of our regulated subsidiaries, including our registered broker-dealer and MTF, are subject to U.S. or foreign regulations which prohibit repayment of borrowings from us or our affiliates, paying cash dividends, making loans to us or our affiliates or otherwise entering into transactions that result in a significant reduction in regulatory net capital or financial resources, without prior notification to or approval from such subsidiary’s principal regulator. MarketAxess SEF Corporation, despite our decision to suspend its operations, continues to be registered with the CFTC as a SEF and is required, among other things, to maintain sufficient financial resources to cover operating costs for at least one year.

Our ability to operate our platforms in a jurisdiction may be dependent on continued registration or authorization in that jurisdiction or the maintenance of a proper exemption from such registration or authorization. Our ability to comply with all applicable laws and rules is largely dependent on our compliance, credit approval, audit and reporting systems and procedures, as well as our ability to attract and retain qualified compliance, credit approval, audit and risk management personnel. Our systems and procedures may not be sufficiently effective to prevent a violation of all applicable rules and regulations. In addition, the growth and expansion of our business may create additional strain on our compliance systems, procedures and personnel and has resulted, and we expect will continue to result, in increased costs to maintain and improve these systems.

In addition, because our industry is heavily regulated, regulatory approval may be required in order to continue or expand our business activities and we may not be able to obtain the necessary regulatory approvals on a timely or cost-effective basis, or at all. Even if approvals are obtained, they may impose restrictions on our business or we may not be able to continue to comply with the terms of the approvals or applicable regulations. The implementation of unfavorable regulations or unfavorable interpretations of existing regulations by courts or regulatory bodies could require us to incur significant compliance costs or cause the development or continuation of business activities in affected markets to be curtailed or become impractical. For a further description of the regulations which may limit our activities, see Part 1, Item 1. “Business—Government Regulation.”

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

We cannot predict whether additional changes to the laws, rules and regulations that govern our business and operations, including changes to their interpretation, implementation or enforcement, will occur in the future or the extent to which any such changes will impact our business and operations, but they may cause us to expend significantly more compliance, business and technology resources, incur additional operational costs and create additional regulatory exposure. For example, the SEC recently proposed rules that will expand Regulation ATS and Regulation SCI to alternative trading systems (ATS) that trade government securities and amend the SEC rule regarding the definition of an “exchange” to include Communication Protocol Systems, such as our RFQ protocols. In connection with these proposed rules, we expect that we will have to operate all of our trading protocols in compliance with Regulation ATS. The fixed income industry has also been grappling with how to comply with Rule 15c2-11 (“Publication or submission of quotations without specified information”) of the Securities Exchange Act, which had not previously been applied to debt securities. We cannot predict how current proposals that have not yet been finalized and/or that remain subject to ongoing debate will be implemented or in what form. Further, we and/or our clients could become subject to future legislation and regulatory requirements beyond those currently proposed, adopted or contemplated in the U.S. or abroad. Additionally, unintended consequences of such new laws, rules and regulations may adversely affect our industry, our clients and us in ways yet to be determined. Any such legal and regulatory changes could affect us in substantial and unpredictable ways, and could have a material adverse effect on our business, financial condition and results of operations.

The U.K. exit from the European Union could materially adversely impact our business, clients, financial condition, results of operations and prospects.

The exit of the U.K. has increased the complexity and cost of conducting business in both the E.U. and the U.K., and introduces significant new barriers to cross-border trading, including uncertainties with respect to the legal and regulatory requirements to which we and our clients are subject. We historically conducted business in Europe primarily through the “passporting rights” of our U.K. subsidiaries, which were eliminated as a result of Brexit. Following Brexit, we have new regulatory and operational costs and challenges associated with the operation of our regulated subsidiaries in the Netherlands, which we use to provide our trading platforms and certain post-trade services to our clients in the E.U. In addition, as a result of Brexit, the E.U. regulatory authorities may enact regulatory changes that may affect our business by creating further market fragmentation.

Brexit has led to a growing divergence between the U.K. and E.U. financial regulations, which may impact our ability to comply with the extensive government regulation to which we are subject. In addition, the cost and complexity of operating across increasingly divergent regulatory regimes has required us to make changes to the technology underlying our trading platforms and regulatory reporting systems in the U.K. and E.U., which has resulted in new regulatory and operational costs and challenges.

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

Many aspects of our business, and the businesses of our clients, involve substantial risks of liability. Dissatisfied clients have in the past, and may in the future, make claims against us regarding quality of trade execution, improperly settled trades, resolution of trade error claims, system failures, failure to protect their confidential or personal information, mismanagement or even fraud. In connection with our entry into the index business, we may face with claims related to errors in our methodology or models used to calculate the indices. We may become subject to these claims as the result of delays, failures or malfunctions of our electronic trading platform and the services provided by us. We could incur significant legal expenses defending claims, even those without merit. An adverse resolution of any lawsuits or claims against us could have a material adverse effect on our business, financial condition and results of operations.

Liquidity and Funding Risks

We cannot predict our future capital needs or our ability to obtain additional financing if we need it.

Our business is dependent upon the availability of adequate funding and regulatory capital under applicable regulatory requirements. The growth of our Open Trading protocols, in particular, is dependent on the willingness of our customers and counterparties to engage in transactions with us and any perceived issues with our capital levels or access to funding could have a material adverse effect on business. As a result of our self-clearing activities, we are also required to finance certain transactions, maintain deposits with various clearing organizations and clearing broker-dealers and maintain a special reserve bank account for the benefit of customers pursuant to Rule 15c3-3 of the Exchange Act. Although we believe that our available cash resources and borrowing capacity under our credit agreement are sufficient to meet our presently anticipated liquidity needs and capital expenditure requirements for at least the next 12 months, we may in the future need to raise additional funds to, among other things: (1) support more rapid growth of our business; (2) finance transactions and maintain margin deposits at clearing organizations; (3) acquire complementary companies or technologies; (4) increase the regulatory net capital necessary to support our operations; or (5) respond to unanticipated or changing capital requirements.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Our corporate headquarters and principal U.S. office is located at 55 Hudson Yards in New York, New York, where we lease approximately 83,000 square feet under a lease expiring in August 2034. We also collectively lease approximately 39,224 square feet for our other office locations in the U.S., United Kingdom, Brazil, the Netherlands, Hong Kong and Singapore under various leases expiring between January 2022 and January 2027.

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

On February 17, 2022, the last reported closing price of our common stock on the NASDAQ Global Select Market was $374.88.

Holders

There were 12 holders of record of our common stock as of February 17, 2022.

Recent Sales of Unregistered Securities

None.

Securities Authorized for Issuance Under Equity Compensation Plans

Please see the section entitled “Equity Compensation Plan Information” in Item 12.

Issuer Purchases of Equity Securities

During the three months ended December 31, 2021, we repurchased the following shares of common stock:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans and Programs
				(In thousands)
October 1, 2021 - October 31, 2021	858	$417.82	—	$82,554
November 1, 2021 - November 30, 2021	201	407.78	—	82,554
December 1, 2021 - December 31, 2021	111,694	402.86	111,694	37,557
	112,753	$402.98	111,694

During the three months ended December 31, 2021, we repurchased 112,753 shares of common stock. The repurchases included 111,694 shares repurchased in connection with our share repurchase program and 1,059 shares surrendered by employees to us to satisfy the withholding tax obligations upon the exercise of stock options and vesting of restricted shares or stock units.

In January 2019, our Board of Directors authorized a new two-year share repurchase program for up to $100.0 million of our common stock that commenced in April 2019 and expired in March 2021. In January 2021, our Board of Directors authorized a new share repurchase program for up to $100.0 million that commenced on April 1, 2021 and was exhausted in January 2022. In January 2022, our Board of Directors authorized a new share repurchase program for up to $150.0 million. We expect repurchases under the new program to commence in the first quarter of 2022. Shares repurchased under each program will be held in treasury for future use.

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

The figures in this graph assume an initial investment of $100 in our common stock and in each index on December 31, 2016, and that all dividends were reinvested. The returns illustrated below are based on historical results during the period indicated and should not be considered indicative of future stockholder returns.

Total Return Performance
MarketAxess Holdings Inc.
NASDAQ Composite Index
S&P 500 Index
Index Value
450
400
350
300
250
200
150
100
12/31/16
12/31/17
12/31/18
12/31/19
12/31/20
12/31/21

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K. In addition to historical information, this discussion and analysis contains forward-looking statements relating to future events and the future performance of MarketAxess that are based on our current expectations, assumptions, estimates and projections about us and our industry. These forward-looking statements involve risks and uncertainties. Our actual results and timing of various events could differ materially from those anticipated in such forward-looking statements as a result of a variety of factors, as more fully described in this section, in “Item 1A. Risk Factors”, in “Cautionary Note Regarding Forward Looking Statements” and elsewhere in this Annual Report on Form 10-K. Except as may be required by applicable law, we undertake no obligation to update publicly any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.

The following discussion includes a comparison of our Financial Results, Cash Flow Comparisons and Liquidity and Capital Resources for the years ended December 31, 2021 and 2020, respectively. A discussion of changes in our Financial Results and Cash Flow Comparisons from the year ended December 31, 2019 to December 31, 2020 may be found in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” of Part II of our Annual Report on Form 10-K for the year ended December 31, 2020.

Executive Overview

MarketAxess operates leading electronic trading platforms delivering greater trading efficiency, a diversified pool of liquidity and significant cost savings to our clients across the global fixed-income markets. Almost 1,900 institutional investor and broker-dealer firms are active users of our patented trading technology to efficiently trade U.S. high-grade bonds, U.S. high-yield bonds, emerging market debt, Eurobonds, municipal bonds, U.S. government bonds and other fixed-income securities. Our award-winning Open Trading marketplace is widely regarded as the preferred all-to-all trading solution in the global credit markets, creating a unique liquidity pool for a broad range of credit market participants. Drawing on a diverse set of trading protocols, including request-for-quote, live order books, sessions-based trading and portfolio trading solutions, as well as our deep data and analytical resources, we believe that we connect the most robust network of participants through an advanced full trading lifecycle solution that also includes automated trading solutions, intelligent data products and a range of post-trade services.

We operate in a large and rapidly growing market that provides us with a significant opportunity for future growth. Many of our largest current product areas, and areas of future growth, have relatively low levels of trading electronification, which further increases the size of our addressable market. Our platforms’ innovative technology solutions are designed to capitalize on this addressable market by increasing the number of potential trading counterparties and providing our clients with a menu of solutions to address the full lifecycle of fixed-income trading. We offer Open Trading for most of our products and trading protocols, allowing our entire global network to interact in one large pool of trading liquidity. We believe that Open Trading drives meaningful transaction cost savings to our clients and reduces risk in fixed-income markets by creating a global, diversified pool of liquidity. Institutional investors can also send trading inquiries directly to their traditional broker-dealer counterparties through a disclosed RFQ, while simultaneously accessing additional counterparties through our anonymous Open Trading solution. We also provide a number of integrated and actionable data offerings, including Composite+ and Axess All real time pricing to assist clients with trading decisions and transaction cost analysis. We have a range of post-trade services, including straight through processing, trade matching, trade publication, regulatory transaction reporting and market and reference data across fixed-income and other products.

We derive revenue from commissions for trades executed on our platform, information services, post-trade services and other revenues. Our expenses consist of employee compensation and benefits, depreciation and amortization, technology and communication expenses, professional and consulting fees, occupancy, marketing and advertising, clearing costs and general and administrative expenses.

Our objective is to provide the leading global electronic trading platforms for fixed-income securities, connecting broker-dealers and institutional investors more easily and efficiently, while offering a broad array of trading information and technology services to market participants across the trading cycle. The key elements of our strategy are discussed in Item 1. “Business – Our Strategy.”

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

The global economic and credit market environments during the year ended December 31, 2021 were markedly different as compared to 2020. During 2020, the global economy experienced a period of significant turmoil and deteriorating economic conditions due to the outbreak of the COVID-19 pandemic (the “Pandemic”). The steep drop in economic activity in 2020 impacted global credit markets and resulted in sharp credit spread widening and an increase in credit market volumes. During 2021, however, the improving economic conditions resulted in lower volatility, credit spreads tightening to historical lows for a prolonged period of time, a rising interest rate environment and a decline in U.S. credit market volumes. In the year ended December 31, 2021, market volumes in U.S. high-grade and U.S. high-yield corporate bonds as reported by TRACE decreased 6.9% and 7.4%, respectively, compared to the year ended December 31, 2020. Turnover, which is the total amount traded as a percentage of the amount outstanding, in U.S. high-grade bonds remains below the pre-credit crisis levels. We believe that the benign credit market conditions in 2021 negatively impacted trading velocity and the volumes traded on our platforms.

As a result of the Pandemic, we have continued to experience significant changes in our daily operations. In mid-March 2020, we successfully implemented a global work from home mandate for all our employees and we were able to continue to provide our trading platforms and other services to our clients without interruption. In particular, we believe that Open Trading liquidity was essential to the functioning of credit markets during the Pandemic, and MarketAxess played a valuable role keeping our clients connected to the market as traders moved from their centralized trading floors to home offices. We re-opened our primary offices in the fourth quarter of 2021 with an emphasis on safety and employee wellbeing. While our offices remained open through the Omicron variant surge in New York, London and elsewhere, we encouraged our employees to work from home when possible. We remain confident that we can continue to maintain business continuity and serve our clients in a virtual or hybrid environment, as necessary, to promote employee and public safety.

There has been increased demand for green bonds and other ESG-linked securities in the fixed income markets in which we operate. Based on the interest we are receiving from investors, we expected such increased demand to continue.

Because the majority of our assets are short-term in nature, they are not significantly affected by inflation. However, the rate of inflation may affect our expenses, such as employee compensation and communications expenses, which may not be readily recoverable in the prices of our services. To the extent inflation results in rising interest rates and has other adverse effects on the securities markets, it may adversely affect our financial position and results of operations.

We expect that current cash and investment balances, in combination with cash flows that are generated from operations and the ability to borrow under our 2021 Credit Agreement (as defined below), will be sufficient to meet our liquidity needs and planned capital expenditure requirements for at least the next twelve months. We ended the quarter with a strong balance sheet, no borrowings under our 2021 Credit Agreement and with capital significantly in excess of our regulatory requirements.

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

We primarily compete on the basis of our client network, the liquidity provided by our dealer, and, to a growing extent, institutional investor clients, the total transaction costs associated with our services, the breadth of products, protocols and services offered, as well as the quality, reliability, security and ease of use of our platforms. We believe that our ability to grow volumes and revenues will largely depend on our performance with respect to these factors.

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

Regulatory Environment

Our business is subject to extensive regulations in the United States and internationally, which may expose us to significant regulatory risk and cause additional legal costs to ensure compliance. The existing legal framework that governs the financial markets is periodically reviewed and amended, resulting in the enactment and enforcement of new laws and regulations that apply to our business. For example, the SEC recently proposed rules that will expand Regulation ATS and Regulation SCI to alternative trading systems (ATS) that trade government securities and amend the SEC rule regarding the definition of an “exchange” to include Communication Protocol Systems, such as our RFQ protocols. In connection with these proposed rules, we expect that we will have to operate all of our trading protocols in compliance with Regulation ATS. The fixed-income industry has also been grappling with how to comply with Rule 15c2-11 (“Publication or submission of quotations without specified information”) of the Securities Exchange Act, which had not previously been applied to debt securities. The impact of any of these reform efforts on us and our operations remains uncertain.

As a result of Brexit, we obtained authorizations from the AFM for our subsidiaries in the Netherlands in 2019. We now provide regulated services to our clients within the E.U. in reliance on the cross-border services passport held by our Dutch subsidiaries. Brexit has led to an ongoing divergence between the U.K. and E.U. financial regulations, which has made it more difficult and costly to comply with the extensive government regulation to which we are subject. The cost and complexity of operating across increasingly divergent regulatory regimes has increased and is likely to continue to increase in the future.

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

For further description of the regulations which may limit our activities, see Part 1, Item 1. “Business—Government Regulation.”

Technology Environment

We must continue to enhance and improve our electronic trading platforms. The electronic financial services industry is characterized by increasingly complex systems and infrastructures and new business models. Our future success will depend on our ability to enhance our existing products and services, develop and/or license new products and technologies that address the increasingly sophisticated and varied needs of our existing and prospective broker-dealer and institutional investor clients and respond to technological advances and emerging industry and regulatory standards and practices on a cost-effective and timely basis. We plan to continue to focus on technology infrastructure initiatives and continually improve our platforms to further enhance our leading market position. We expect that our agile software development processes will help us continue to be a market leader in developing the technology solutions for our clients’ trading needs.

As the overall share of electronic trading grows in global credit products, we are experiencing continued demand for, and growth in, our automated trading solutions. Automated trading volumes rose to $167.2 billion in 2021, up 32.7% from $126.0 billion in 2020. In addition, the use of dealer algorithms is continuing to grow on our platforms, with approximately 18.4 million algorithmic responses in 2021, up 29.1% from the prior year.

We experience cyber-attacks and attempted data security breaches. Cybersecurity incidents could impact revenue and operating income and increase costs. We therefore continue to make investments in our cybersecurity infrastructure and training of employees, which may result in increased costs, to strengthen our cybersecurity measures.

See also Part 1, Item 1A. - “Risk Factors, Technology, IT Systems and Cybersecurity Risks.”

Trends in Our Business

The majority of our revenue is derived from commissions for transactions executed on our platforms between and among our institutional investor and broker-dealer clients and monthly distribution fees. We believe that there are five key variables that impact the notional value of such transactions on our platforms and the amount of commissions and distribution fees earned by us:

•
the number of participants on our platforms and their willingness to use our platforms instead of competitors' platforms or execution methods;
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

As further described under “— Critical Factors Affecting our Industry and our Company — Economic, Political and Market Factors” and “— Critical Factors Affecting our Industry and our Company — Competitive Landscape,” our trading volume growth rate slowed in 2021.

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

U.S. High-Grade Corporate Bond Commissions. Our U.S. high-grade corporate bond fee plans generally incorporate variable transaction fees and fixed distribution fees billed to our broker-dealer clients on a monthly basis. Certain broker-dealers participate in fee programs that do not contain monthly distribution fees and instead incorporate additional per transaction execution fees and minimum monthly fee commitments. Under these fee plans, we electronically add the transaction fee to the spread quoted by the broker-dealer client. The U.S. high-grade transaction fee is generally designated in basis points in yield and, as a result, is subject to fluctuation depending on the duration of the bond traded. The average U.S. high-grade fees per million may vary in the future due to changes in yield, years-to-maturity and nominal size of bonds traded on our platforms. Distribution fees include any unused monthly fee commitments under our variable fee plans.

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

Technology and Communications. Technology and communications expense consists primarily of costs relating to maintenance on software and hardware, our internal network connections, data center hosting costs, data feeds provided by outside vendors and U.S. treasuries technology platform licensing fees. The majority of our broker-dealer clients have dedicated high-speed communication lines to our network in order to provide fast data transfer. We charge our broker-dealer clients a monthly fee for these connections, which is recovered against the relevant expenses we incur.

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

Critical Accounting Estimates

This Management’s Discussion and Analysis of Financial Condition and Results of Operations discusses our Consolidated Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”). The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the reported amounts of income and expenses during the reporting periods. We base our estimates and judgments on historical experience and on various other factors that we believe are reasonable under the circumstances. Actual results may differ from these estimates under varying assumptions or conditions. Critical accounting estimates for us include stock-based compensation and contingent consideration payable.

Stock-based compensation

We maintain a stock incentive plan which provides for the grant of stock options, stock appreciation rights, restricted stock, performance shares, performance units, restricted stock units, performance stock units, or other stock-based awards as incentives and rewards to encourage employees, consultants and non-employee directors. We make critical accounting estimates related to performance shares and performance stock units.

In January 2020, annual performance share awards (“PSAs”), and in January 2021, performance stock units (together with the PSAs, “performance equity awards”) were granted to the executive officers and certain senior managers. Each performance equity award granted in January 2020 and January 2021 is earned or forfeited based on our level of achievement of certain predetermined metrics, including pre-tax adjusted operating income and market share. The vested share pay-out ranges from zero to 150%, for the awards issued in January 2020, and zero to 200%, for the awards issued in January 2021, of the performance equity award target. The number of performance equity awards that vest, if any, will be determined by the level of achievement of the performance metrics during the three-year performance periods, as certified by the Board following the conclusion of the performance period. In addition, participants must provide continued service through the vesting date (subject, to death, disability and, in the case of the awards issued in January 2021, qualified retirement exceptions). Compensation expense for performance equity awards is measured using the fair value of our stock at the grant date and estimates of future performance and actual share payouts. Each period, we make estimates of the current expected share payout and adjust the life-to-date compensation expense recognized since the grant date. As of December 31, 2021, a 10% change in the expected final share payout would increase or decrease the life-to-date compensation expense by $1.0 million. Refer to Note 11 to the Consolidated Financial Statements for more information related to changes in final share payout expectations.

Contingent consideration payable

In connection with our acquisitions of MuniBrokers and Regulatory Reporting Hub, we recognized contingent consideration payables of up to $49.6 million with payment dates ranging from 18-24 months from the acquisition dates. These contingent consideration payables are classified as Level 3 liabilities in the fair value hierarchy and are valued using unobservable inputs and estimates of various factors, including client retention rates, electronic order flow levels, future license fees we earn and discount rates. Changes in these estimates or the final figures on the payment dates could have a material impact on the contingent consideration payable liabilities we record on our balance sheet. For example, as of December 31, 2021, a 10% change in the projected annual subscription and license fees would increase or decrease the expected contingent consideration payable by approximately $2.0 million. Refer to Note 4 to the Consolidated Financial Statements for more information related to the changes in contingent consideration payable during the year ended December 31, 2021.

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

Results of Operations

Year Ended December 31, 2021 Compared to Year Ended December 31, 2020

The comparability of our results of operations is impacted by our acquisitions of Regulatory Reporting Hub in November 2020 and MuniBrokers in April 2021. For additional information regarding these acquisitions, see Note 6 to the Consolidated Financial Statements. The following table summarizes our financial results for the years ended December 31, 2021 and 2020. Results for the year ended December 31, 2021 include Regulatory Reporting Hub and MuniBrokers related revenue of $17.7 million and expenses of $24.0 million, including amortization of acquired intangibles expense of $7.9 million.

	Year Ended December 31,
	2021	2020	$ Change	% Change
	($ in thousands, except per share amounts)
Revenues	$698,951	$689,125	$9,826	1.4%
Expenses	361,716	314,397	47,319	15.1
Operating income	337,235	374,728	(37,493)	(10.0)
Other income (expense)	(3,312)	(369)	(2,943)	797.6
Income before income taxes	333,923	374,359	(40,436)	(10.8)
Provision for income taxes	76,035	74,982	1,053	1.4
Net income	$257,888	$299,377	$(41,489)	(13.9)%

Net income per common share - Diluted	$6.77	$7.85	$(1.08)	(13.8)%

A 7.0% change in the average foreign currency exchange rate of the British pound sterling compared to the U.S. dollar had the effect of increasing revenues and expenses by $5.4 million and $5.3 million, respectively, for the year ended December 31, 2021.

Revenues

Our revenues for the years ended December 31, 2021 and 2020, and the resulting dollar and percentage changes, were as follows:

	Year Ended December 31,
	2021		2020
	($ in thousands)
	$	% of Revenues	$	% of Revenues	$ Change	% Change
Commissions	$621,008	88.8%	$634,445	92.1%	$(13,437)	(2.1)%
Information services	38,175	5.5	34,341	5.0	3,834	11.2
Post-trade services	38,922	5.6	19,460	2.8	19,462	100.0
Other	846	0.1	879	0.1	(33)	(3.8)
Total revenues	$698,951	100.0%	$689,125	100.0%	$9,826	1.4%

Commissions

Our commission revenues for the years ended December 31, 2021 and 2020, and the resulting dollar and percentage changes, were as follows:

	Year Ended December 31,
	2021	2020	$ Change	% Change
	($ in thousands)
Variable transaction fees
U.S. high-grade	$213,790	$253,684	$(39,894)	(15.7)%
Other credit	271,215	256,763	14,452	5.6
Total credit	485,005	510,447	(25,442)	(5.0)
Rates	16,572	15,890	682	4.3
Total variable transaction fees	501,577	526,337	(24,760)	(4.7)
Distribution fees
U.S. high-grade	87,265	81,893	5,372	6.6
Other credit	31,913	25,834	6,079	23.5
Total credit	119,178	107,727	11,451	10.6
Rates	253	381	(128)	(33.6)
Total distribution fees	119,431	108,108	11,323	10.5
Total commissions	$621,008	$634,445	$(13,437)	(2.1)%

U.S. high-grade variable transaction fees decreased $39.9 million due to a 9.1% decrease in trading volume and a 7.2% decrease in the variable transaction fee per million. Other credit variable transaction fees increased $14.5 million due to a 9.5% increase in trading volume offset by a 3.5% decrease in the variable transaction fee per million. Open Trading credit volume decreased by 2.0% and represented 31.8% and 33.2% of credit variable transaction fees for the years ended December 31, 2021 and 2020, respectively.

U.S. high-grade distribution fees increased $5.4 million mainly due to the migration of certain dealers from all-variable fee plans to plans that incorporate a monthly distribution fee and higher unused monthly minimum commitment fees. Other credit distribution fees increased $6.1 million due to subscription revenues associated with the MuniBrokers platform of $3.5 million and the migration of certain dealers from all-variable fee plans to plans that incorporate a monthly distribution fee.

Our trading volume for each of the years ended December 31, 2021 and 2020 was as follows:

	Year Ended December 31,
	2021	2020	$ Change	% Change
	($ in millions)
Trading Volume Data
U.S. high-grade - fixed rate	$1,197,526	$1,311,512	$(113,986)	(8.7)%
U.S. high-grade - floating rate	45,654	56,786	(11,132)	(19.6)
Total U.S. high-grade	1,243,180	1,368,298	(125,118)	(9.1)
Other credit	1,381,604	1,262,074	119,530	9.5
Total credit	2,624,784	2,630,372	(5,588)	(0.2)

Rates	4,144,964	3,987,424	157,540	4.0

Number of U.S. Trading Days	250	251
Number of U.K. Trading Days	253	254

For volume reporting purposes, transactions in foreign currencies are converted to U.S. dollars at average monthly rates. The 9.1% decrease in our U.S. high-grade volume was principally due to a decrease in overall market volume. Estimated U.S. high-grade TRACE volume decreased by 6.9% to $5.9 trillion for the year ended December 31, 2021 from $6.3 trillion for the year ended December 31, 2020. Our estimated market share of total U.S. high-grade corporate bond volume decreased to 21.0% for the year ended December 31, 2021 from 21.6% for the year ended December 31, 2020.

Other credit volumes increased by 9.5% for the year ended December 31, 2021 compared to the year ended December 31, 2020, primarily due to increases of 15.6% in emerging markets bond volume and 11.7% in Eurobond volume due to higher estimated market share which offset decreases in overall estimated market volumes. U.S. high-yield bond volume decreased 3.6% due to lower estimated market volume. Our estimated market share of U.S. high-yield TRACE volume increased to 15.2% for the year ended December 31, 2021 from 14.6% for the year ended December 31, 2020. Rates volume increased 4.0% due to higher estimated market volume.

Our average variable transaction fee per million for the years ended December 31, 2021 and 2020 was as follows:

	Year Ended December 31,
	2021	2020	$ Change	% Change
Average Variable Transaction fee per million
U.S. high-grade - fixed rate	$176.91	$191.34	$(14.4)	(7.5)%
U.S. high-grade - floating rate	42.36	48.21	(5.9)	(12.1)
Total U.S. high-grade	171.97	185.40	(13.4)	(7.2)
Other credit	196.30	203.45	(7.2)	(3.5)
Total credit	184.78	194.06	(9.3)	(4.8)

Rates	4.00	3.99	0.0	0.3

The decrease in U.S. high-grade average variable transaction fee per million was mainly due to a decrease in the average duration of bonds traded on our platforms and the migration of certain of our broker-dealer clients from an all-variable fee plan to a plan that incorporates a monthly distribution fee. The decrease in other credit average variable transaction fee per million was mainly due to a larger percentage of trading volume in emerging market bonds that command lower fees per million and the migration of certain of our broker-dealer clients from an all-variable fee plan to a plan that incorporates a monthly distribution fee.

Information Services. Information services revenue increased $3.8 million for the year ended December 31, 2021 mainly due to net new data contract revenue of $3.6 million and the positive impact of foreign exchange of $1.3 million, offset by lower non-recurring data sales of $1.1 million.

Post-Trade Services. Post-trade services revenue increased $19.5 million for the year ended December 31, 2021 principally due to additional regulatory transaction reporting revenue of $13.0 million generated by Regulatory Reporting Hub, which was acquired on November 30, 2020, net new post -trade services contract revenue of $5.2 million and the positive impact of foreign exchange of $1.5 million.

Other. Other revenue was $0.8 million and $0.9 million for the years ended December 31, 2021 and 2020, respectively.

Expenses

The following table summarizes our expenses for the years ended December 31, 2021 and 2020. Expenses for the year ended December 31, 2021 include $24.0 million of expenses related to Regulatory Reporting Hub and MuniBrokers, including amortization of acquired intangibles expense of $7.9 million.

	Year Ended December 31,
	2021	2020	$ Change	% Change
	($ in thousands)
Expenses
Employee compensation and benefits	$170,916	$156,885	$14,031	8.9%
Depreciation and amortization	53,447	35,996	17,451	48.5
Technology and communications	42,474	34,092	8,382	24.6
Professional and consulting fees	41,925	32,304	9,621	29.8
Occupancy	13,320	13,425	(105)	(0.8)
Marketing and advertising	9,059	7,940	1,119	14.1
Clearing costs	16,074	21,058	(4,984)	(23.7)
General and administrative	14,501	12,697	1,804	14.2
Total expenses	$361,716	$314,397	$47,319	15.1%

Employee compensation and benefits increased by $14.0 million primarily due increases in salaries, taxes and benefits on higher employee headcount of $16.4 million and stock-based compensation of $1.4 million, offset by lower employee incentive compensation of $3.8 million, which is impacted by operating performance.

Depreciation and amortization increased by $17.5 million primarily due to higher amortization of acquired intangibles of $9.7 million and higher amortization of software development costs of $6.3 million. For the years ended December 31, 2021 and 2020, $17.5 million and $15.0 million, respectively, of equipment purchases and leasehold improvements and $33.1 million and $30.6 million, respectively, of software development costs were capitalized.

Technology and communications expenses increased by $8.4 million primarily due to higher software subscription costs of $4.2 million, higher market data costs of $1.6 million, higher cloud hosting costs of $1.2 million and higher platform technology licensing costs of $1.1 million.

Professional and consulting fees increased by $9.6 million primarily due to higher acquisition-related integration consulting fees of $4.5 million, higher IT consulting fees of $3.3 million and higher recruiting fees of $1.5 million.

Marketing and advertising expense increased $1.1 million due to the resumption of certain advertising and travel and entertainment costs which had been reduced in 2020 due to the Pandemic.

Clearing costs decreased by $5.0 million primarily due to lower clearing expenses due to the benefits from our conversion to self-clearing. While Open Trading credit volume decreased 2.0% compared to the year ended December 31, 2020, clearing costs decreased by 23.7%. Clearing costs as a percentage of Open Trading matched principal trading revenue from credit products decreased from 9.8% to 7.6%.

General and administrative expenses increased by $1.8 million primarily due to higher corporate charitable contributions and the resumption of certain administrative costs which had been reduced in 2020 due to the Pandemic.

Other Income (Expense)

Our other income (expense) for the years ended December 31, 2021 and 2020, and the resulting dollar and percentage changes, were as follows:

	Year Ended December 31,
	2021	2020	$ Change	% Change
	($ in thousands)
Investment income	$401	$2,446	$(2,045)	(83.6)%
Interest expense	(842)	(1,142)	300	(26.3)
Other, net	(2,871)	(1,673)	(1,198)	71.6
Total other income (expense)	$(3,312)	$(369)	$(2,943)	797.6%

Investment income decreased by $2.0 million primarily due to lower investment balances.

Interest expense decreased by $0.3 million due to lower financing activity related to our clearing arrangements.

Other, net decreased by $1.2 million primarily due to an increase in credit facility fees and administration costs.

Provision for Income Taxes.

The provision for income taxes and effective tax rate for the years ended December 31, 2021 and 2020 were as follows:

	Year Ended December 31,
	2021	2020	$ Change	% Change
	($ in thousands)
Provision for income taxes	$76,035	$74,982	$1,053	1.4%

Effective tax rate	22.8%	20.0%

The provision for income taxes reflected $11.7 million and $24.1 million of excess tax benefits related to share-based compensation awards that vested or were exercised during the years ended December 31, 2021 and 2020, respectively. During the years ended December 31, 2021 and 2020, we recorded a benefit from unrecognized tax benefits of $1.2 million and provision for unrecognized tax benefits of $9.5 million, respectively. Our consolidated effective tax rate can vary from period to period depending on the geographic mix of our earnings, changes in tax legislation and tax rates and the amount and timing of excess tax benefits related to share-based payments, among other factors.

Liquidity and Capital Resources

During the past two years, we have met our funding requirements through cash on hand, internally generated funds and short-term borrowings. Cash and cash equivalents and investments totaled $542.8 million at December 31, 2021. Our investments are generally invested in U.S. treasury securities. We limit the amounts that can be invested in any single issuer and invest in short- to intermediate-term instruments whose fair values are less sensitive to interest rate changes.

In October 2021, we entered into a new three-year revolving credit facility (the “2021 Credit Agreement”) provided by a syndicate of lenders and JPMorgan Chase Bank, N.A., as administrative agent, that provides aggregate commitments totaling $500.0 million, consisting of a revolving credit facility and a $5.0 million letter of credit sub-limit for standby letters of credit. The 2021 Credit Agreement replaced our credit agreement entered into in November 2020 (the “2020 Credit Agreement”) and will mature on October 15, 2024, with our option to request up to two additional 364-day extensions at the discretion of each lender and subject to customary conditions. The 2020 Credit Agreement also provided aggregate commitments totaling $500.0 million. As of December 31, 2021, we had $1.0 million in letters of credit outstanding and $499.0 million in available borrowing capacity under the 2021 Credit Agreement. The 2021 Credit Agreement requires that we satisfy certain covenants, which include a leverage ratio. We were in compliance with all applicable covenants at December 31, 2021. See Note 13 to the Consolidated Financial Statements for a discussion of the 2020 Credit Agreement and the 2021 Credit Agreement.

In connection with its self-clearing operations, our U.S. broker-dealer subsidiary entered into an agreement (the “Collateralized Agreement”) with its settlement bank to provide loans up to an aggregate of $200.0 million on an uncommitted basis. Borrowings under the Collateralized Agreement are collateralized by securities pledged by the broker-dealer subsidiary to the settlement bank, subject to applicable haircuts and concentration limits. As of December 31, 2021, the broker-dealer subsidiary had no borrowings outstanding and $200.0 million in available borrowing capacity under the Collateralized Agreement. See Note 13 to the Consolidated Financial Statements for a discussion of the Collateralized Agreement.

Under arrangements with their settlement banks, certain of our U.S. and U.K. operating subsidiaries may receive overnight financing in the form of bank overdrafts. As of December 31, 2021, we had no overdrafts payable outstanding.

As a result of our self-clearing and settlement activities, we are required to finance certain transactions, maintain deposits with various clearing organizations and clearing broker-dealers and maintain a special reserve bank account for the benefit of customers pursuant to Rule 15c3-3 of the Exchange Act. As of December 31, 2021, the aggregate amount of the positions financed, deposits and customer reserve balances associated with our self-clearing and settlement activities was $226.0 million. These requirements can fluctuate based on trading activity, market volatility or other factors which may impact our liquidity or require us to use our capital resources.

During the past two years, our cash flows were as follows:

	Year Ended December 31,
			$	%
	2021	2020	Change	Change
	($ in thousands)
Net cash provided by operating activities	$282,091	$404,489	$(122,398)	(30.3)%
Net cash provided by (used in) investing activities	(67,694)	68,867	(136,561)	(198.3)
Net cash (used in) financing activities	(189,775)	(145,112)	(44,663)	30.8
Effect of exchange rate changes on cash and cash equivalents	(7,105)	5,553	(12,658)	(227.9)
Net increase for the period	$17,517	$333,797	$(316,280)	(94.8)%

Cash Flows for the Year Ended December 31, 2021 Compared to Year Ended December 31, 2020

The $122.4 million decrease in net cash provided by operating activities was primarily due to decreases in net sales and maturities of trading investments of $73.5 million, net income of $41.5 million, net receivables from broker-dealers, clearing organizations and customers of $11.4 million and deferred taxes of $7.0 million, offset by an increase in depreciation and amortization of $17.5 million and a decrease in accounts payable, accrued expenses and other liabilities of $5.8 million.

The $136.6 million decrease in net cash provided by (used in) investing activities was primarily attributable to a decrease in net proceeds from sales and maturities of securities available-for-sale of $137.8 million and an increase in capital expenditures of $5.0 million, offset by lower cash used for acquisitions of $6.2 million.

The $44.7 million increase in net cash (used in) financing activities was principally due to increases in repurchases of our common stock of $47.1 million and cash dividends paid on common stock of $9.2 million, offset by decreases in exercises of stock options of $3.1 million and withholding tax payments on restricted stock vesting and stock option exercises of $8.5 million.

Past trends of cash flows are not necessarily indicative of future cash flow levels. A decrease in cash flows may have a material adverse effect on our liquidity, business and financial condition.

Other Factors Influencing Liquidity and Capital Resources

We believe that our current resources are adequate to meet our liquidity needs and requirements, including commitments for capital expenditures, in the short-term (during the next 12 months). However, our future liquidity and capital requirements will depend on a number of factors, including liquidity requirements associated with our self-clearing operations and expenses associated with product development and expansion and new business opportunities that are intended to further diversify our revenue stream. We may also acquire or invest in technologies, business ventures or products that are complementary to our business. In the event we require any additional financing, it will take the form of equity or debt financing. Any additional equity offerings may result in dilution to our stockholders. Any debt financings, if available at all, may involve restrictive covenants with respect to dividends, issuances of additional capital and other financial and operational matters related to our business. In addition, in the long-term (beyond 12 months), we believe our liquidity needs and requirements will be affected by the factors enumerated above.

Certain of our U.S. subsidiaries are registered as a broker-dealer or a SEF and therefore are subject to the applicable rules and regulations of the SEC, FINRA and the CFTC. These rules contain minimum net capital requirements, as defined in the applicable regulations, and also may require that a significant part of the registrants’ assets be kept in relatively liquid form. Certain of our foreign subsidiaries are regulated by the FCA in the U.K. or other foreign regulators and must maintain financial resources, as defined in the applicable regulations, in excess of the applicable financial resources requirement. As of December 31, 2021, each of our subsidiaries that are subject to these regulations had net capital or financial resources in excess of their minimum requirements. As of December 31, 2021, our subsidiaries maintained aggregate net capital and financial resources that were $561.2 million in excess of the required levels of $22.0 million.

Each of our U.S. and foreign regulated subsidiaries are subject to local regulations which generally prohibit repayment of borrowings from our affiliates, paying cash dividends, making loans to our affiliates or otherwise entering into transactions that result in a significant reduction in regulatory net capital or financial resources without prior notification to or approval from such regulated entity’s principal regulator. As of December 31, 2021, the amount of unrestricted cash held by our non-U.S. subsidiaries was $303.6 million.

We execute bond transactions between our institutional investor and broker-dealer clients on a matched principal basis by serving as counterparty to both the buyer and the seller in trades. Our U.S. broker-dealer subsidiary operates under a self-clearing model for the settlement of such transactions. Our subsidiaries also settle their transactions through third-party clearing brokers or settlement agents. Settlement typically occurs within one to two trading days after the trade date. Cash settlement of the transaction occurs upon receipt or delivery of the underlying instrument that was traded. Under both the self-clearing and the third-party clearing models, we may be exposed to credit risk in the event a counterparty does not fulfill its obligation to complete a transaction or if there is an error in executing a matched principal transaction. Pursuant to the terms of the securities clearing agreements, each third-party clearing broker has the right to charge us for any losses they suffer resulting from a counterparty’s failure on any of our trades. We did not record any liabilities or losses with regard to counterparty failures for the years ended December 31, 2021 and 2020. Substantially all our open securities failed-to-deliver and securities failed-to-receive transactions as of December 31, 2021 have subsequently settled at the contractual amounts.

In the normal course of business, we enter into contracts that contain a variety of representations, warranties and indemnification provisions. Our maximum exposure from any claims under these arrangements is unknown, as this would involve claims that have not yet occurred. However, based on past experience, we expect the risk of material loss to be remote.

In January 2019, our Board authorized a two-year share repurchase program for up to $100.0 million that commenced in April 2019 and expired on March 31, 2021. In January 2021, our Board authorized a new share repurchase program for up to $100.0 million that commenced on April 1, 2021 and was exhausted in January 2022. In January 2022, our Board authorized a new share repurchase program for up to $150.0 million. We expect repurchases under the new program to commence in the first quarter of 2022. Shares repurchased under each program will be held in treasury for future use.

On November 30, 2020, we acquired Regulatory Services GmbH, the pan-European regulatory reporting business of Deutsche Börse Group. The purchase price consists of $22.5 million in cash paid at closing and up to $24.6 million in contingent consideration payable in cash within 18 months of the closing. On April 9, 2021, we acquired MuniBrokers, a central electronic venue serving municipal bond brokers and dealers. The purchase price consists of $17.1 million in cash paid at closing and up to $25.0 million in contingent consideration payable in cash within approximately two years of the closing.
See Item 5 of this Annual Report on Form 10-K for additional discussion of our repurchases of our common stock and our dividend policy.

Non-GAAP Financial Measures

In addition to reporting financial results in accordance with GAAP, we use certain non-GAAP financial measures called earnings before interest, taxes, depreciation and amortization (“EBITDA”) and free cash flow. We define free cash flow as cash flow from operating activities excluding the net change in trading investments and net change in securities failed-to-deliver and securities failed-to-receive from broker-dealers, clearing organizations and customers, less expenditures for furniture, equipment and leasehold improvements and capitalized software development costs. We believe these non-GAAP financial measures, when taken into consideration with the corresponding GAAP financial measures, are important in understanding our operating results. EBITDA and free cash flow are not measures of financial performance or liquidity under GAAP and therefore should not be considered an alternative to net income or cash flow from operating activities as an indicator of operating performance or liquidity. We believe that EBITDA and free cash flow provide useful additional information concerning profitability of our operations and business trends and the cash flow available to pay dividends, repurchase stock and meet working capital requirements.

The table set forth below presents a reconciliation of our net income to EBITDA, as defined, for the years ended December 31, 2021 and 2020:

	Year Ended December 31,
	2021	2020
	(In thousands)
Net income	$257,888	$299,377
Add back:
Interest expense	842	1,142
Provision for income taxes	76,035	74,982
Depreciation and amortization	53,447	35,996
Earnings before interest, taxes, depreciation and amortization	$388,212	$411,497

The table set forth below presents a reconciliation of our net cash provided by operating activities to free cash flow, as defined, for the years ended December 31, 2021 and 2020:

	Year Ended December 31,
	2021	2020
	(In thousands)
Net cash provided by operating activities	$282,091	$404,489
Exclude: Net change in trading investments	5,574	(67,952)
Exclude: Net change in fail-to-deliver/receive from broker-dealers, clearing organizations and customers	59,651	49,278
Less: Purchases of furniture, equipment and leasehold improvements	(17,493)	(15,010)
Less: Capitalization of software development costs	(33,123)	(30,618)
Free cash flow	$296,700	$340,187

Contractual Obligations and Commitments

As of December 31, 2021, we had the following contractual obligations and commitments:

	Payments due by period
	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
	(In thousands)
Operating leases	$123,402	$11,163	$22,104	$22,070	$68,065

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

As of December 31, 2021, we had $24.9 million of investments in U.S Treasuries that were classified as trading securities. Adverse movements, such as a 10% decrease in the value of these securities or a downturn or disruption in the markets for these securities, could result in a substantial loss. In addition, principal gains and losses resulting from these securities could on occasion have a disproportionate effect, positive or negative, on our financial condition and results of operations for any particular reporting period.

See also Part 1, Item 1A.– “Risk Factors – Risks Related to Global Economic and Market Conditions – Global economic, political and market factors beyond our control could reduce demand for our services, and our profitability and business could suffer.”

Interest Rate Risk

Interest rate risk represents our exposure to interest rate changes with respect to our cash, cash equivalents and investments. As of December 31, 2021, our cash and cash equivalents and investments amounted to $542.8 million. A hypothetical 10 basis point change in interest rates would increase or decrease our annual investment income by approximately $0.5 million, assuming no change in the amount or composition of our cash and cash equivalents.

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

During the year ended December 31, 2021, approximately 17.0% of our revenue and 31.2% of our expenses were denominated in currencies other than the U.S. dollar, most notably the British Pound Sterling. Based on actual results over the past year, a hypothetical 10% increase or decrease in the U.S. dollar against all other currencies would have increased or decreased revenue by approximately $11.8 million and operating expenses by approximately $11.2 million.

Credit Risk

Through certain of our subsidiaries, we execute bond transactions between our institutional investor and broker-dealer clients on a matched principal basis by serving as counterparty to both the buyer and the seller in trades. Our U.S. broker-dealer subsidiary operates under a self-clearing model for the settlement of such transactions. Our subsidiaries also settle their transactions through third-party clearing brokers or settlement agents. Settlement typically occurs within one to two trading days after the trade date. Cash settlement of the transaction occurs upon receipt or delivery of the underlying instrument that was traded.

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

Cash and cash equivalents include cash and money market instruments that are primarily maintained at three major global banks. Given this concentration, we are exposed to certain credit risk in relation to our deposits at these banks.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2021. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework (2013).

Based on its assessment and those criteria, management concluded that the Company maintained effective internal control over financial reporting as of December 31, 2021.

The effectiveness of the Company's internal control over financial reporting as of December 31, 2021 has been audited by PricewaterhouseCoopers LLP (PCAOB ID 238), an independent registered public accounting firm, as stated in their report which appears herein.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of MarketAxess Holdings Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated statements of financial condition of MarketAxess Holdings Inc. and its subsidiaries (the “Company”) as of December 31, 2021 and 2020, and the related consolidated statements of operations, of comprehensive income, of changes in stockholders’ equity and of cash flows for each of the three years in the period ended December 31, 2021, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Revenue Recognition - Open Trading Commissions

As described in Note 2 to the consolidated financial statements, the Company executes trades between and among institutional investor and broker-dealer clients on a matched principal basis by serving as counterparty to both the buyer and the seller (“Open Trading”). Open Trading variable transaction fees, which represent commissions for matched principal trades, were $155.5 million for the year ended December 31, 2021. Variable transaction fees are generally calculated as a percentage of the notional dollar volume of bonds traded on the platform and vary based on the type, size, yield, maturity of the bond traded, and individual client incentives. For Open Trading trades, the Company earns its commission through the difference in price between the two trades. As disclosed by management, commissions are determined based on the fee schedule associated with the instrument being traded.

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

February 23, 2022

We have served as the Company’s auditor since 2000.

MARKETAXESS HOLDINGS INC.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	As of
	December 31, 2021	December 31, 2020
	(In thousands, except share and per share amounts)
ASSETS
Cash and cash equivalents	$506,735	$460,858
Cash segregated under federal regulations	50,159	50,059
Investments, at fair value	36,078	28,111
Accounts receivable, net of allowance of $140 and $163 as of December 31, 2021 and 2020, respectively	63,881	79,577
Receivables from broker-dealers, clearing organizations and customers	408,346	279,915
Goodwill	154,789	147,388
Intangible assets, net of accumulated amortization	116,377	95,354
Furniture, equipment, leasehold improvements and capitalized software, net of accumulated depreciation and amortization	96,061	85,204
Operating lease right-of-use assets	70,960	75,924
Prepaid expenses and other assets	27,066	29,039
Total assets	$1,530,452	$1,331,429

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Accrued employee compensation	$59,719	$62,326
Payables to broker-dealers, clearing organizations and customers	229,325	133,326
Income and other tax liabilities	40,456	42,750
Accounts payable, accrued expenses and other liabilities	71,218	44,354
Operating lease liabilities	88,425	93,612
Total liabilities	489,143	376,368

Commitments and Contingencies (Note 15)

Stockholders' equity
Preferred stock, $0.001 par value, 4,855,000 shares authorized, no shares issued and outstanding as of December 31, 2021 and 2020	—	—
Series A Preferred Stock, $0.001 par value, 110,000 shares authorized, no shares issued and outstanding as of December 31, 2021 and 2020	—	—
Common stock voting, $0.003 par value, 110,000,000 shares authorized, 40,911,506 shares and 40,851,100 shares issued and 37,918,956 shares and 38,005,330 shares outstanding as of December 31, 2021 and 2020, respectively	123	123
Common stock non-voting, $0.003 par value, 10,000,000 shares authorized, no shares issued and outstanding as of December 31, 2021 and 2020	—	—
Additional paid-in capital	330,262	329,742
Treasury stock - Common stock voting, at cost, 2,992,550 shares and 2,845,770 shares as of December 31, 2021 and 2020, respectively	(232,712)	(169,523)
Retained earnings	956,966	799,369
Accumulated other comprehensive loss	(13,330)	(4,650)
Total stockholders' equity	1,041,309	955,061
Total liabilities and stockholders' equity	$1,530,452	$1,331,429

The accompanying notes are an integral part of these consolidated financial statements.

MARKETAXESS HOLDINGS INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2021	2020	2019
	(In thousands, except per share amounts)
Revenues
Commissions	$621,008	$634,445	$463,856
Information services	38,175	34,341	30,730
Post-trade services	38,922	19,460	15,763
Other	846	879	1,003
Total revenues	698,951	689,125	511,352

Expenses
Employee compensation and benefits	170,916	156,885	131,079
Depreciation and amortization	53,447	35,996	26,857
Technology and communications	42,474	34,092	26,792
Professional and consulting fees	41,925	32,304	25,534
Occupancy	13,320	13,425	11,639
Marketing and advertising	9,059	7,940	11,559
Clearing costs	16,074	21,058	11,314
General and administrative	14,501	12,697	15,696
Total expenses	361,716	314,397	260,470
Operating income	337,235	374,728	250,882
Other income (expense)
Investment income	401	2,446	8,063
Interest expense	(842)	(1,142)	—
Other, net	(2,871)	(1,673)	(1,521)
Total other income (expense)	(3,312)	(369)	6,542
Income before income taxes	333,923	374,359	257,424
Provision for income taxes	76,035	74,982	52,522
Net income	$257,888	$299,377	$204,902

Net income per common share
Basic	$6.88	$8.01	$5.53
Diluted	$6.77	$7.85	$5.40

Cash dividends declared per common share	$2.64	$2.40	$2.04

Weighted average shares outstanding
Basic	37,508	37,359	37,083
Diluted	38,097	38,144	37,956

The accompanying notes are an integral part of these consolidated financial statements.

MARKETAXESS HOLDINGS INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
	2021	2020	2019
	(In thousands)
Net income	$257,888	$299,377	$204,902
Net cumulative translation adjustment and foreign currency exchange hedge, net of tax of $(721), (1,468), and $(1,218), respectively	(8,680)	6,164	1,128
Net unrealized gain (loss) on securities available-for-sale, net of tax of $0, $(172) and $312, respectively	—	(544)	996
Comprehensive income	$249,208	$304,997	$207,026

The accompanying notes are an integral part of these consolidated financial statements.

MARKETAXESS HOLDINGS INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

	Common Stock Voting	Additional Paid-In Capital	Treasury Stock - Common Stock Voting	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
	(In thousands, except per share amounts)

Balance at December 31, 2018	$122	$341,860	$(184,962)	$463,252	$(12,394)	$607,878
Net income	—	—	—	204,902	—	204,902
Cumulative translation adjustment and foreign currency exchange hedge, net of tax	—	—	—	—	1,128	1,128
Unrealized net (loss) on securities available-for-sale, net of tax	—	—	—	—	996	996
Stock-based compensation	—	25,294	—	—	—	25,294
Exercise of stock options	—	1,207	—	—	—	1,207
Withholding tax payments on restricted stock vesting and stock option exercises	—	(25,820)	—	—	—	(25,820)
Treasury shares used for acquisition	—	—	48,830	—	—	48,830
Repurchases of common stock	—	—	(17,256)	—	—	(17,256)
Cash dividend on common stock ($2.04 per share)	—	—	—	(77,068)	—	(77,068)
Balance at December 31, 2019	122	342,541	(153,388)	591,086	(10,270)	770,091
Net income	—	—	—	299,377	—	299,377
Cumulative translation adjustment and foreign currency exchange hedge, net of tax	—	—	—	—	6,164	6,164
Unrealized net gain on securities available-for-sale, net of tax	—	—	—	—	(544)	(544)
Stock-based compensation	—	25,613	—	—	—	25,613
Exercise of stock options	1	4,006	—	—	—	4,007
Withholding tax payments on restricted stock vesting and stock option exercises	—	(42,418)	—	—	—	(42,418)
Repurchases of common stock	—	—	(16,135)	—	—	(16,135)
Cash dividend on common stock ($2.40 per share)	—	—	—	(91,094)	—	(91,094)
Balance at December 31, 2020	123	329,742	(169,523)	799,369	(4,650)	955,061
Net income	—	—	—	257,888	—	257,888
Cumulative translation adjustment and foreign currency exchange hedge, net of tax	—	—	—	—	(8,680)	(8,680)
Stock-based compensation	—	27,314	—	—	—	27,314
Exercise of stock options	—	7,096	—	—	—	7,096
Withholding tax payments on restricted stock vesting and stock option exercises	—	(33,890)	—	—	—	(33,890)
Repurchases of common stock	—	—	(63,189)	—	—	(63,189)
Cash dividend on common stock ($2.64 per share)	—	—	—	(100,291)	—	(100,291)
Balance at December 31, 2021	$123	$330,262	$(232,712)	$956,966	$(13,330)	$1,041,309

The accompanying notes are an integral part of these consolidated financial statements.

MARKETAXESS HOLDINGS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2021	2020	2019
	(In thousands)
Cash flows from operating activities
Net income	$257,888	$299,377	$204,902
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	53,447	35,996	26,857
Amortization of operating lease right-of-use assets	6,799	6,842	5,795
Stock-based compensation expense	27,314	25,613	25,294
Deferred taxes	3,118	10,099	2,674
Other	(466)	(550)	(778)
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	15,598	(18,015)	(2,962)
(Increase) in receivables from broker-dealers, clearing organizations and customers	(156,909)	(182,871)	—
Decrease (increase) in prepaid expenses and other assets	2,214	(1,977)	(4,624)
(Increase) decrease in trading investments	(5,574)	67,952	4,045
(Increase) in mutual funds held in rabbi trust	(2,306)	(2,671)	(2,118)
(Decrease) increase in accrued employee compensation	(2,607)	14,961	8,312
Increase in payables to broker-dealers, clearing organizations and customers	95,999	133,326	—
(Decrease) increase in income and other tax liabilities	(5,638)	16,189	187
Increase (decrease) in accounts payable, accrued expenses and other liabilities	215	6,006	(820)
(Decrease) in operating lease liabilities	(7,001)	(5,788)	(829)
Net cash provided by operating activities	282,091	404,489	265,935
Cash flows from investing activities
Acquisitions, net of cash and cash equivalents acquired	(17,078)	(23,297)	(97,430)
Available-for-sale investments
Proceeds from maturities and sales	—	170,657	170,936
Purchases	—	(32,865)	(160,827)
Purchases of furniture, equipment and leasehold improvements	(17,493)	(15,010)	(12,292)
Capitalization of software development costs	(33,123)	(30,618)	(22,408)
Other	—	—	(30)
Net cash provided by (used in) investing activities	(67,694)	68,867	(122,051)
Cash flows from financing activities
Cash dividend on common stock	(99,792)	(90,566)	(76,231)
Exercise of stock options	7,096	4,007	1,207
Withholding tax payments on restricted stock vesting and stock option exercises	(33,890)	(42,418)	(25,820)
Repurchases of common stock	(63,189)	(16,135)	(17,256)
Proceeds from short-term borrowings	70,348	578,356	—
Repayments of short-term borrowings	(70,348)	(578,356)	—
Net cash (used in) financing activities	(189,775)	(145,112)	(118,100)
Effect of exchange rate changes on cash and cash equivalents	(7,105)	5,553	1,011
Cash and cash equivalents including restricted cash
Net increase for the period	17,517	333,797	26,795
Beginning of period	608,050	274,253	247,458
End of period	$625,567	$608,050	$274,253
Supplemental cash flow information:
Cash paid for income taxes	$70,003	$45,046	$51,766
Cash paid for interest	830	1,142	—
Non-cash investing and financing activity:
Exercise of stock options - cashless	$2,750	$10,866	$1,811
Right-of-use assets obtained in exchange for operating lease liabilities	1,972	727	7,464
Contingent consideration payable recognized in connection with acquisitions	27,947	14,665	—
Liabilities assumed in connection with acquisition:
Fair value of assets acquired	—	—	148,425
Cash paid for acquisition of business, net of cash and cash equivalents acquired	—	—	(97,430)
Treasury stock used for acquisition of business	—	—	(48,830)
Liabilities assumed	$—	$—	$2,165

The accompanying notes are an integral part of these consolidated financial statements.

MARKETAXESS HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Principal Business Activity

MarketAxess Holdings Inc. (the “Company” or “MarketAxess”) was incorporated in the State of Delaware on April 11, 2000. Through its subsidiaries, MarketAxess operates leading electronic trading platforms delivering expanded liquidity opportunities, improved execution quality and significant cost savings across global fixed-income markets. Almost 1,900 institutional investor and broker-dealer firms are active users of the MarketAxess' patented trading technology, accessing global liquidity on its platforms in U.S. investment-grade bonds, U.S. high-yield bonds, emerging market debt, Eurobonds, municipal bonds, U.S. government bonds and other fixed-income securities. Through its Open Trading® protocols, MarketAxess executes bond trades between and among institutional investor and broker-dealer clients in the leading all-to-all anonymous trading environment for corporate bonds. MarketAxess also offers a number of trading-related products and services, including: Composite+TM pricing and other market data products to assist clients with trading decisions; auto-execution and other execution services for clients requiring specialized workflow solutions; connectivity solutions that facilitate straight-through processing; and technology services to optimize trading environments. The Company also provides a range of pre- and post-trade services, including trade matching, trade publication, regulatory transaction reporting and market and reference data across a range of fixed-income and other products.

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

Accounting Pronouncements, Not Yet Adopted

In March 2020, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting” (the “ASU”), which is designed to ease the potential burden in accounting for the transition away from the London Inter-bank Offered Rate (“LIBOR”). The ASU applies to contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued and replaced with alternative reference rates as a result of reference rate reform. The ASU provides optional expedients and exceptions for applying U.S. generally accepted accounting principles (“GAAP”) to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The ASU can be adopted by all entities through December 31, 2022. The Company does not expect adoption of this ASU to have a material impact on its Consolidated Financial Statements.

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

Fair Value Financial Instruments

Fair value is defined as “the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.” A three-tiered hierarchy for determining fair value has been established that prioritizes inputs to valuation techniques used in fair value calculations. The three levels of inputs are defined as Level 1 (unadjusted quoted prices for identical assets or liabilities in active markets), Level 2 (inputs that are observable in the marketplace other than those inputs classified in Level 1) and Level 3 (inputs that are unobservable in the marketplace). The Company’s financial assets and liabilities measured at fair value on a recurring basis consist of its money market funds, trading securities and contingent consideration payables associated with acquisitions. All other financial instruments are short-term in nature and the carrying amount is reported on the Consolidated Statements of Financial Condition at approximate fair value.

MARKETAXESS HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Receivables from and Payables to Broker-dealers, Clearing Organizations and Customers

Receivables from broker-dealers, clearing organizations and customers include amounts receivable for securities not delivered by the Company to the purchaser by the settlement date (‘‘securities failed-to-deliver’’) and cash deposits held at clearing organizations and clearing brokers to facilitate the settlement and clearance of matched principal transactions. Payables to broker-dealers, clearing organizations and customers include amounts payable for securities not received by the Company from a seller by the settlement date (‘‘securities failed-to-receive’’). Securities failed-to-deliver and securities failed-to-receive for transactions executed on a matched principal basis where the Company serves as a counterparty to both the buyer and the seller are recorded on a settlement date basis. The Company presents its securities failed-to-deliver and securities failed-to-receive balances on a net-by-counterparty basis within receivables from and payables to broker-dealers, clearing organizations and customers. The difference between the Company’s trade-date receivables and payables for unsettled matched principal transactions reflects commissions earned and is recorded within accounts receivable, net on a trade date basis.

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

The allowance for credit losses was $0.1 million and $0.2 million as of December 31, 2021 and 2020, respectively. The provision for bad debts was $0.2 million, $0.5 million and $0.3 million for the years ended December 31, 2021, 2020 and 2019, respectively. Write-offs and other charges against the allowance for credit losses were $0.1 million, $0.1 million and $0.1 million for the years ended December 31, 2021, 2020 and 2019, respectively.

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

Cloud Computing Costs

The Company capitalizes certain costs associated with cloud computing arrangements, including, among other items, employee compensation and related benefits and third-party consulting costs that are part of the application development stage. These costs are setup as a prepaid asset on the balance sheet and are amortized over the period of the hosting service contract, which range from one to five years. The Company reviews the amounts capitalized for impairment whenever events or changes in circumstances indicate that the carrying amounts of the assets may not be recoverable.

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

The Company previously entered into foreign currency forward contracts to hedge its net investment in its U.K. subsidiaries. Gains and losses on these transactions are included in accumulated other comprehensive loss in the Consolidated Statements of Financial Condition.

MARKETAXESS HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

	Year Ended December 31,
	2021	2020	2019
	(In thousands)
Commission revenue by fee type
Variable transaction fees
Disclosed trading	$333,712	$343,427	$266,916
Open Trading - matched principal trading	155,465	170,537	98,080
U.S. Treasuries - matched principal trading	12,400	12,372	2,184
Total variable transaction fees	501,577	526,337	367,180
Distribution fees and unused minimum fees	119,431	108,108	96,676
Total commissions	$621,008	$634,445	$463,856

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

	Year Ended December 31,
	2021	2020	2019
	(In thousands)
Information services revenue by timing of recognition
Services transferred over time	$37,341	$32,425	$29,619
Services transferred at a point in time	834	1,916	1,111
Total information services revenues	$38,175	$34,341	$30,730

MARKETAXESS HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

	Year Ended December 31,
	2021	2020	2019
	(In thousands)
Post-trade services revenue by timing of recognition
Services transferred over time	$38,850	$19,158	$15,669
Services transferred at a point in time	72	302	94
Total post-trade services revenues	$38,922	$19,460	$15,763

Other revenues – Other revenues primarily includes revenue from telecommunications line charges to broker-dealer clients.

Contract liabilities consist of deferred revenues that the Company records when cash payments are received or due in advance of services to be performed. The revenue recognized from contract liabilities and the remaining balance is shown below:

	December 31, 2020	Payments received in advance of services to be performed	Revenue recognized for services performed during the period	Foreign Currency Translation	December 31, 2021
	(In thousands)
Information services	$3,203	$10,657	$(10,332)	$—	$3,528
Post-trade services	1,045	15,488	(15,801)	(12)	720
Total deferred revenue	$4,248	$26,145	$(26,133)	$(12)	$4,248

The majority of the Company’s contracts are short-term in nature with durations of less than one-year. For contracts with original durations extending beyond one year, the aggregate amount of the transaction price allocated to remaining performance obligations was $18.0 million as of December 31, 2021. The Company expects to recognize revenue associated with the remaining performance obligations over the next 33 months.

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

Income Taxes

Income taxes are accounted for using the asset and liability method. Deferred income taxes reflect the net tax effects of temporary differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when such differences are expected to reverse. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is recognized against deferred tax assets if it is more likely than not that such assets will not be realized in future years. Tax benefits for uncertain tax positions are recognized when it is more likely than not that the positions will be sustained upon examination based on their technical merits. The Company recognizes interest and penalties related to unrecognized tax benefits in the provision for income taxes in the Consolidated Statements of Operations. All tax effects related to share-based payments are recorded in the provision for income taxes in the periods during which the awards are exercised or vest.

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

3. Regulatory Capital Requirements

Certain U.S. subsidiaries of the Company are registered as a broker-dealer or swap execution facility and therefore are subject to the applicable rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) and the Commodity Futures Trading Commission. These rules contain minimum net capital requirements, as defined in the applicable regulations, and also may require a significant part of the registrants’ assets be kept in relatively liquid form. Certain of the Company’s foreign subsidiaries are regulated by the Financial Conduct Authority in the U.K. or other foreign regulators and must maintain financial resources, as defined in the applicable regulations, in excess of the applicable financial resources requirement. As of December 31, 2021, each of the Company’s subsidiaries that are subject to these regulations had net capital or financial resources in excess of their minimum requirements. As of December 31, 2021, the Company’s subsidiaries maintained aggregate net capital and financial resources that were $561.2 million in excess of the required levels of $22.0 million.

The Company’s U.S. broker-dealer subsidiary is required to segregate funds in a special reserve bank account for the benefit of customers pursuant to Rule 15c3-3 of the Securities Exchange Act of 1934, as amended. As of December 31, 2021, the U.S. broker-dealer subsidiary had a balance of $50.2 million in its special reserve bank account. This U.S. broker-dealer subsidiary also maintained net capital that was $356.8 million in excess of the required level of $2.6 million.

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

MARKETAXESS HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

4. Fair Value Measurements

The following table summarizes the valuation of the Company’s assets and liabilities measured at fair value as categorized based on the hierarchy described in Note 2:

	Level 1	Level 2	Level 3	Total
	(In thousands)
As of December 31, 2021
Assets
Money market funds	$14,206	$—	$—	$14,206
Trading securities
U.S. Treasuries	—	24,883	—	24,883
Mutual funds held in rabbi trust	—	11,195	—	11,195
Total assets	$14,206	$36,078	$—	$50,284

Liabilities
Contingent consideration payable	$—	$—	$41,090	$41,090

As of December 31, 2020
Assets
Money market funds	$20,856	$—	$—	$20,856
Trading securities
Corporate debt	—	19,222	—	19,222
Mutual funds held in rabbi trust	—	8,889	—	8,889
Total assets	$20,856	$28,111	$—	$48,967

Liabilities
Contingent consideration payable	$—	$—	$15,026	$15,026
Foreign currency forward position	—	805	—	805
Total liabilities	$—	$805	$15,026	$15,831

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

Liabilities classified within Level 3 reflect contingent consideration payable recognized in connection with acquisitions. Significant unobservable inputs used in the valuation of contingent consideration payable include estimates of client retention, electronic order flow and license fees over periods of 18 to 24 months from the acquisition dates. The following table summarizes the change in the Company's Level 3 liabilities for the year ended December 31, 2021:

	December 31, 2020	Additions - acquisitions	Revaluations	Foreign Currency Translation	December 31, 2021
	(In thousands)
Contingent consideration payable	$15,026	$22,450	$4,885	$(1,271)	$41,090

MARKETAXESS HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The table below presents the range and average significant unobservable inputs used in the valuation of the Company's Level 3 liabilities:

	Valuation Technique	Unobservable Inputs	Range	Average
	($ in thousands)
As of December 31, 2021
Liabilities:
Contingent consideration payable	Discounted cash flows	Present value factor	0.95 - 1	0.98
		Customer retention rate	84.0%	84.0%
		First earn-out period variable fee	$2,703 - $3,086	$2,895
		Percentage of electronic trading volume	86.0% - 96.6%	91.3%

As of December 31, 2020
Liabilities:
Contingent consideration payable	Discounted cash flows	Present value factor	0.82	0.82
		Customer retention rate	80.0%	80.0%

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

	Carrying Value	Fair Value	Level 1	Level 2	Level 3	Total
	(In thousands)
As of December 31, 2021
Financial assets not measured at fair value:
Cash and cash equivalents	$506,735	$506,735	$506,735	$—	$—	$506,735
Cash segregated under federal regulations	50,159	50,159	50,159	—	—	50,159
Accounts receivable, net of allowance	63,881	63,881	—	63,881	—	63,881
Receivables from broker-dealers, clearing organizations and customers	408,346	408,346	68,565	339,781	—	408,346
Total	$1,029,121	$1,029,121	$625,459	$403,662	$—	$1,029,121

Financial liabilities not measured at fair value:
Payables to broker-dealers, clearing organizations and customers	$229,325	$229,325	$—	$229,325	$—	$229,325

As of December 31, 2020
Financial assets not measured at fair value:
Cash and cash equivalents	$460,858	$460,858	$460,858	$—	$—	$460,858
Cash segregated under federal regulations	50,059	50,059	50,059	—	—	50,059
Accounts receivable, net of allowance	79,577	79,577	—	79,577	—	79,577
Receivables from broker-dealers, clearing organizations and customers	279,915	279,915	97,043	182,872	—	279,915
Total	$870,409	$870,409	$607,960	$262,449	$—	$870,409

Financial liabilities not measured at fair value:
Payables to broker-dealers, clearing organizations and customers	$133,326	$133,326	$—	$133,326	$—	$133,326

MARKETAXESS HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following is a summary of the Company’s investments:

	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
	(In thousands)
As of December 31, 2021
Trading securities
U.S. Treasuries	$24,994	$—	$(111)	$24,883
Mutual funds held in rabbi trust	9,941	1,254	—	11,195
Total investments	$34,935	$1,254	$(111)	$36,078

As of December 31, 2020
Trading securities
Corporate debt	$19,081	$141	$—	$19,222
Mutual funds held in rabbi trust	7,680	1,209	—	8,889
Total investments	$26,761	$1,350	$—	$28,111

The following table summarizes the fair value of the investments based upon the contractual maturities:

	As of December 31,
	2021	2020
	(In thousands)
Less than one year	$11,195	$18,290
Due in 1 - 5 years	24,883	9,821
Total	$36,078	$28,111

Proceeds from the sales and maturities of investments during the years ended December 31, 2021, 2020 and 2019 were $19.4 million, $261.6 million and $262.1 million, respectively. Net unrealized losses on trading securities were $0.3 million and $0.4 million for the year ended December 31, 2021 and 2020, respectively. Net realized gains were $0.1 million and $1.7 million for the year ended December 31, 2021 and 2020, respectively, and were immaterial for the year ended December 31, 2019.

MARKETAXESS HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

5. Receivables from and Payables to Broker-dealers, Clearing Organizations and Customers

The Company's receivables from and payables to broker-dealers, clearing organizations and customers consist of the following:

	December 31, 2021	December 31, 2020
Receivables from broker-dealers, clearing organizations and customers:	(In thousands)
Securities failed-to-deliver - broker-dealers	$152,766	$93,294
Securities failed-to-deliver - customers	182,052	87,685
Deposits with clearing organizations and broker-dealers	68,565	97,043
Other	4,963	1,893
Total	$408,346	$279,915

Payables to broker-dealers, clearing organizations and customers:
Securities failed-to-receive - broker-dealers	$166,010	$70,917
Securities failed-to-receive - customers	59,879	60,784
Other	3,436	1,625
Total	$229,325	$133,326

6. Acquisitions

On April 9, 2021, the Company acquired MuniBrokers LLC, a central electronic venue serving municipal bond brokers and dealers. The purchase price consists of $17.1 million in cash paid at closing and up to $25.0 million of contingent consideration payable within approximately two years of the acquisition date. The Company is accounting for the transaction as a business combination and utilized an independent third-party to assist in determining the fair value of the acquired intangible assets. The accounting purchase price is $39.6 million, comprised of $17.1 million of cash and $22.5 million of contingent consideration payable, which is included within accounts payable, accrued expenses, and other liabilities on the Consolidated Statement of Financial Condition. The Company recorded $32.0 million of amortizable intangible assets and $7.4 million of goodwill as of the acquisition date. The acquired intangible assets consist of customer relationships and technology and have useful lives ranging from 1 to 15 years. In 2021, the Company recognized a decrease of $0.6 million to the contingent consideration payable due to updated projections of the expected final contingent consideration payments, which was recorded in other, net on the Consolidated Statement of Operations.

On November 30, 2020, the Company acquired Regulatory Services GmbH, the pan-European regulatory reporting business of Deutsche Börse Group. The purchase price consists of $22.5 million in cash paid at closing and up to $24.6 million in contingent consideration payable in cash within 18 months of the closing. The Company is accounting for the transaction as a purchase of assets and recorded $37.4 million in amortizable intangible assets as of the acquisition date. In 2021, the Company recognized increases of $5.5 million to the contingent consideration payable and the cost basis of the acquired intangible assets as a result of updated projections of the expected final contingent consideration payments.

MARKETAXESS HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

7. Goodwill and Intangible Assets

Goodwill and intangible assets with indefinite lives were $154.8 million and $147.4 million as of December 31, 2021 and 2020, respectively. The $7.4 million increase reflects goodwill recognized as part of the acquisition of MuniBrokers LLC. Intangible assets that are subject to amortization, including the related accumulated amortization, are comprised of the following:

	December 31, 2021			December 31, 2020
	Cost	Accumulated amortization	Net carrying amount	Cost	Accumulated amortization	Net carrying amount
	(In thousands)
Customer relationships	$132,196	$(19,813)	$112,384	$102,696	$(7,369)	$95,327
Technology and other intangibles	11,430	(7,437)	3,993	6,550	(6,523)	27
Total	$143,626	$(27,250)	$116,377	$109,246	$(13,892)	$95,354

Amortization expense associated with identifiable intangible assets was $13.4 million, $3.9 million and $0.8 million for the years ended December 31, 2021, 2020 and 2019, respectively. Annual estimated total amortization expense is $16.8 million, $17.6 million, $15.2 million, $12.3 million and $10.6 million for 2022 through 2026.

8. Capitalized Software, Furniture, Equipment and Leasehold Improvements

Capitalized software development costs, furniture, equipment and leasehold improvements, net of accumulated depreciation and amortization, are comprised of the following:

	As of December 31,
	2021	2020
	(In thousands)

Software development costs	$183,998	$151,139
Computer hardware and related software	45,986	52,696
Office hardware	8,866	8,782
Furniture and fixtures	7,120	7,078
Leasehold improvements	31,021	29,064
	276,991	248,759
Accumulated depreciation and amortization	(180,930)	(163,555)
Total	$96,061	$85,204

During the years ended December 31, 2021 and 2020, software development costs totaling $33.1 million and $30.6 million, respectively, were capitalized. Non-capitalized software costs and routine maintenance costs are expensed as incurred and are included in employee compensation and benefits and professional and consulting fees in the Consolidated Statements of Operations.

MARKETAXESS HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

9. Income Taxes

The provision for income taxes consists of the following:

	Year Ended December 31,
	2021	2020	2019
	(In thousands)
Current:
Federal	$36,661	$30,215	$28,928
State and local	17,238	19,130	7,686
Foreign	19,018	15,538	13,234
Total current provision	72,917	64,883	49,848
Deferred:
Federal	2,249	7,474	2,579
State and local	778	1,439	403
Foreign	91	1,186	(308)
Total deferred provision	3,118	10,099	2,674
Provision for income taxes	$76,035	$74,982	$52,522

Pre-tax income from U.S. operations was $234.6 million, $288.3 million and $190.4 million for the years ended December 31, 2021, 2020 and 2019, respectively. Pre-tax income from foreign operations was $99.3 million, $86.1 million and $67.0 million for the years ended December 31, 2021, 2020 and 2019, respectively.

The difference between the Company’s reported provision for income taxes and the U.S. federal statutory rate of 21% is as follows:

	Year Ended December 31,
	2021	2020	2019

U.S. federal tax at statutory rate	21.0%	21.0%	21.0%
State and local taxes - net of federal benefit	4.4	4.4	2.5
Credits and deductions related to research activities	(0.4)	(0.3)	(0.3)
Foreign rate differential benefit	(0.2)	(0.4)	(0.5)
Excess tax benefit from stock-based compensation	(2.9)	(5.4)	(3.5)
Other, net	0.9	0.7	1.2
Provision for income taxes	22.8%	20.0%	20.4%

MARKETAXESS HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following is a summary of the Company’s net deferred tax assets:

	As of December 31,
	2021	2020
	(In thousands)
Deferred tax assets:
Stock compensation expense	$2,683	$3,682
Operating lease liabilities	18,688	19,339
Other	3,004	1,968
Total deferred tax assets	24,375	24,989
Valuation allowance	—	—
Net deferred tax assets	24,375	24,989
Deferred tax liabilities:
Depreciation and amortization	(9,847)	(9,729)
Capitalized software development costs	(9,417)	(7,828)
Goodwill and intangible assets	(4,311)	(2,852)
Operating lease right-of-use assets	(14,940)	(15,600)
Deferred tax (liability) asset, net	$(14,140)	$(11,020)

The Company or one of its subsidiaries files U.S. federal, state and foreign income tax returns. The Company is currently under a New York State income tax examination for tax years 2010 through 2017 and a New York City income tax examination for the tax years 2016 through 2018. At this time, the Company cannot estimate when the examinations will conclude or the impact such examinations will have on the Company’s Consolidated Financial Statements, if any. Generally, other than New York City and State, the Company is no longer subject to tax examinations by tax authorities for years prior to 2018.

MARKETAXESS HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

A reconciliation of the unrecognized tax benefits is as follows:

	Year Ended December 31,
	2021	2020	2019
	(In thousands)
Balance at beginning of year	$16,317	$6,831	$4,718
(Decrease) increase attributable to state and local tax apportionment	(1,228)	9,486	2,113
Balance at end of year	$15,089	$16,317	$6,831

As of December 31, 2021, the Company recorded $15.1 million of unrecognized tax benefits which, if recognized, would affect the Company’s effective tax rate. Due to the uncertainty related to the timing and potential outcome of the audits, the Company cannot reasonably estimate the amount of the unrecognized tax benefit that could be adjusted in the next 12 months. During the years ended December 31, 2021, 2020 and 2019, the Company recognized $3.3 million, $3.7 million and $0.6 million, respectively, in penalties and interest. The Company had $8.3 million, $4.9 million and $1.2 million accrued for the payment of interest and penalties at December 31, 2021, 2020 and 2019 respectively.

10. Stockholders’ Equity

Common Stock

As of December 31, 2021 and 2020, the Company had 110,000,000 authorized shares of voting common stock and 10,000,000 authorized shares of non-voting common stock. Voting common stock entitles the holder to one vote per share of common stock held.

The following is a summary of the changes in the Company’s outstanding shares of voting common stock:

	Year Ended December 31,
	2021	2020	2019
	(In thousands)

Outstanding shares of voting common stock at the beginning of year	38,005	37,936	37,640
Exercise of stock options	92	177	147
Issuance of restricted stock, net of cancellations	48	56	161
Shares withheld for withholding tax payments	(75)	(125)	(98)
Treasury shares used for acquisition	—	—	146
Repurchases	(151)	(39)	(60)
Outstanding shares of voting common stock at the end of year	37,919	38,005	37,936

In September 2017, the Board of Directors authorized a fifteen-month share repurchase program for up to $100.0 million that commenced in October 2017. The expiration date of this program was subsequently extended to March 31, 2019. In January 2019, the Board of Directors authorized a new two-year share repurchase program for up to $100.0 million, which commenced in April 2019 and expired in March 2021. In January 2021, the Board of Directors authorized a new share repurchase program for up to $100.0 million that commenced on April 1, 2021 and was exhausted in January 2022. In January 2022, the Board of Directors authorized a new share repurchase program for up to $150.0 million. Repurchases under the new program are expected to commence in the first quarter of 2022. Shares repurchased under each program will be held in treasury for future use.

Dividends

During 2021, 2020 and 2019, the Company paid quarterly cash dividends of $0.66 per share, $0.60 per share and $0.51 per share, respectively. Any future declaration and payment of dividends will be at the sole discretion of the Company’s Board of Directors. The Board of Directors may take into account such matters as general business conditions, the Company’s financial results, capital requirements, contractual obligations, legal, and regulatory restrictions on the payment of dividends to the Company’s stockholders or by the Company’s subsidiaries to their respective parent entities, and any such other factors as the Board of Directors may deem relevant.

MARKETAXESS HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

11. Stock-Based Compensation Plans

The Company maintains a stock incentive plan which provides for the grant of stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, performance units, or other stock-based awards as incentives and rewards to encourage employees, consultants and non-employee directors to participate in the long-term success of the Company. As of December 31, 2021, there were 2,518,888 shares available for grant under the stock incentive plan.

Total stock-based compensation expense was as follows:

	Year Ended December 31,
	2021	2020	2019
	(In thousands)
Employees:
Restricted stock and performance shares	$23,041	$21,310	$20,182
Stock options	2,961	3,100	4,032
	26,002	24,410	24,214
Non-employee directors:
Restricted stock	1,312	1,203	1,080
Total stock-based compensation	$27,314	$25,613	$25,294

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

The weighted-average fair value for options granted during 2021, 2020 and 2019 was $137.66, $91.43 and $58.37, respectively. The following table represents the assumptions used for the Black-Scholes option-pricing model to determine the per share weighted-average fair value for options granted, excluding the two awards discussed below:

	Year Ended December 31,
	2021	2020	2019
Expected life (years)	5.0	5.0	5.0
Risk-free interest rate	0.4%	1.6%	2.6%
Expected volatility	31.2%	26.8%	25.9%
Expected dividend yield	0.4%	0.6%	0.8%

In addition to the option grants above, 76,868 stock options were granted to the Company’s President and Chief Operating Officer in January 2019 with an aggregate grant date fair value of $2.9 million, as determined by an independent third party using a Monte Carlo simulation model. The exercise price is $272.88 for 35,679 of the stock options and $294.71 for the remaining 41,189 stock options, which is equal to 125% and 135%, respectively, of the fair market value of the Company’s common stock on the grant date. Subject to the grantee’s continued service with the Company, the options will vest and become exercisable on January 22, 2024. The options expire on July 22, 2024. Key assumptions used for the Monte Carlo model included a risk-free interest rate of 2.6%, volatility of 25.8% and a dividend yield of 0.8%.

MARKETAXESS HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

In November 2018, 148,524 stock options were granted to the Company’s Chief Executive Officer with a grant date fair value of $5.5 million, as determined by an independent third party using a Monte Carlo simulation model. The exercise price is $257.78 for 69,113 of the stock options and $278.40 for the remaining 79,411 stock options, which is equal to 125% and 135%, respectively, of the fair market value of the Company’s stock on the grant date. Subject to the grantee’s continued service with the Company, the options will vest and become exercisable on November 8, 2023. The options expire on May 8, 2024. Key assumptions used for the Monte Carlo model included a risk-free interest rate of 3.1%, volatility of 25.9% and a dividend yield of 0.8%.

The following table reports stock option activity during the three years ended December 31, 2021 and the intrinsic value as of December 31, 2021:

	Number of Shares	Weighted-Average Exercise Price ($)	Remaining Contractual Term	Intrinsic Value ($)
				(In thousands)
Outstanding at December 31, 2018	575,564	132.93
Granted	82,474	279.57
Canceled	(548)	198.67
Exercised	(106,899)	28.24
Outstanding at December 31, 2019	550,591	175.16
Granted	13,900	368.10
Canceled	(218)	307.52
Exercised	(176,901)	84.07
Outstanding at December 31, 2020	387,372	223.60
Granted	17,897	517.88
Canceled	(616)	394.77
Exercised	(91,900)	107.05		32,529
Outstanding at December 31, 2021	312,753	274.35	2.5	44,710
Exercisable at December 31, 2021	59,215	190.13	1.7	13,095

The intrinsic value is the amount by which the closing price of the Company’s common stock on December 31, 2021 of $411.27 or the price on the day of exercise exceeds the exercise price of the stock options multiplied by the number of shares. As of December 31, 2021, there was $5.4 million of total unrecognized compensation cost related to non-vested stock options. That cost is expected to be recognized over a weighted-average period of 1.6 years.

Service-Based Restricted Stock and Restricted Stock Unit Awards

Our annual compensation program includes share-based compensation awards as a component of certain employees’ total compensation. These awards are generally subject to annual vesting requirements over a three-year period beginning at the date of grant, which occurs in the first quarter of each year. Accordingly, the expense is generally amortized over the stated vesting period. In addition, we grant shared-based compensation awards in conjunction with certain new hires and for retention purposes. These awards generally vest over a three-year period and expense is recognized over the requisite service period. We may also issue awards with a five-year period.

Performance Equity Awards

The Company grants performance equity awards to certain executives and senior managers of the firm as a component of their total compensation and in conjunction with new hires and for retention purposes. Currently, performance equity awards generally vest over a three-year period and contain both performance- and service-based elements. The Company may also grant awards with a five-year vesting period with performance- and service-based elements. Awards granted beginning in January 2021 are subject to retirement eligibility. The Company's retirement eligibility criteria stipulate that if an employee has at least ten years of continuous service and is at least 58 years of age, the employee is eligible for retirement. Retirement eligibility allows for continued vesting of awards after employees depart from the Company, provided that they give the minimum advance notice of one year.

MARKETAXESS HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Prior to 2020, performance share awards were generally granted with a performance period of one year, whereby each performance share award was earned or forfeited based on the level of achievement by the Company of pre-tax operating income, as defined in the year following the grant. The pay-out ranged from zero to 150% of the performance share target. For each performance share earned, a participant was awarded an equal number of shares of restricted stock. Subject to the grantee’s continued service, any restricted stock awarded to a participant vested in two equal installments on each of the second and third anniversaries of the date of grant of the applicable performance share award. Compensation expense for one-year performance shares was measured at the grant date and recognized on a graded basis over the vesting period. The final performance achievement for these awards was certified in January 2020 and the awards are only subject to service requirements thereafter.

In January 2020 and January 2021, annual performance equity awards were granted with three-year performance periods, whereby the final amount that vests will be determined based on the level of achievement by the Company of certain predetermined metrics, including pre-tax adjusted operating income and market share for the following three fiscal years, including the year of grant. The final awarded pay-out will range from zero to 150% for the awards granted in 2020 and from zero to 200% for the awards granted in 2021. Subject to the grantee’s continued service, any performance equity awarded to a participant will vest on the three-year anniversary of the grant date. Compensation expense for the three-year performance shares is measured at the grant date and expensed over the requisite service period with performance target achievement assessed at the end of each reporting period.

In August 2021, the new Chief Financial Officer received a performance equity award of 1,070 target shares. The award is substantially similar to the annual bonus performance equity awards granted in January 2021, except that the performance achievement will be determined using 2022 and 2023 fiscal years only. The award will fully vest on August 1, 2024 after certification of the performance criteria, subject to continued employment by the Chief Financial Officer through such date.

The following table reports the Company's performance payout estimates for three-year performance period awards at December 31, 2021 as well as the target and maximum share payouts for each award date granted:

Award Date	2021 Estimate	Target	Maximum
January 15, 2020	11,684	12,298	18,447
January 15, 2021	9,544	12,185	24,370
August 1, 2021	1,070	1,070	2,140

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

MARKETAXESS HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table reports restricted stock and performance share activity during the three years ended December 31, 2021:

	Number of Restricted Shares	Weighted-Average Grant Date Fair Value

Outstanding at December 31, 2018	271,870	$112.47
Granted	118,632
Performance share pay-out	87,163
Canceled	(2,321)
Vested	(129,312)
Outstanding at December 31, 2019	346,032	$154.27
Granted	38,907
Performance share pay-out	19,401
Canceled	(3,480)
Vested	(170,213)
Outstanding at December 31, 2020	230,647	$224.63
Granted	47,142
Performance share pay-out	—
Canceled	(3,911)
Vested	(111,268)
Outstanding at December 31, 2021	162,610	$316.56

As of December 31, 2021, there was $31.9 million of total unrecognized compensation expense related to non-vested restricted stock and performance shares. That cost is expected to be recognized over a weighted-average period of 1.5 years.

Employee Stock Purchase Plan

The Company offered a non-qualified employee stock purchase plan for non-executive employees. Under the plan, participants were granted the right to purchase shares of common stock based on the fair market value on the last day of the six-month offering period. On the purchase date, the Company granted to the participants a number of shares of common stock equal to 20% of the aggregate shares purchased by the participant. These matching shares vested over a one-year period. The Company issued 806, 729 and 617 matching shares in connection with the plan for the years ended December 31, 2021, 2020, and 2019, respectively. In January 2022, the Company's Compensation & Talent Committee terminated the employee stock purchase plan with an effective date of February 28, 2022.

12. Earnings Per Share

The following table sets forth basic and diluted weighted average shares outstanding used to compute earnings per share:

	Year Ended December 31,
	2021	2020	2019
	(In thousands, except per share amounts)
Basic weighted average shares outstanding	37,508	37,359	37,083
Dilutive effect of stock options and restricted stock	589	785	873
Diluted weighted average shares outstanding	38,097	38,144	37,956

Basic earnings per share	$6.88	$8.01	$5.53
Diluted earnings per share	$6.77	$7.85	$5.40

MARKETAXESS HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Stock options and restricted stock totaling 41,240 shares, 21,127 shares and 146,822 shares for the years ended December 31, 2021, 2020 and 2019, respectively, were excluded from the computation of diluted earnings per share because their effect would have been antidilutive. The computation of diluted shares can vary among periods due, in part, to the change in the average price of the Company’s common stock.

13. Credit Agreements and Short-term Financing

Prior Revolving Credit Agreements

In October 2015, the Company entered into an amended and restated credit agreement (the “2015 Credit Agreement”) that provided for revolving loans and letters of credit up to an aggregate of $100.0 million. The 2015 Credit Agreement matured on November 13, 2020, when the Company entered into a new one-year credit agreement (the “2020 Credit Agreement”) with a syndicate of lenders and JPMorgan Chase Bank, N.A., as administrative agent, that provided aggregate commitments totaling $500.0 million, consisting of a revolving credit facility and a $5.0 million letter of credit sub-limit for standby letters of credit. The 2020 Credit Agreement replaced the 2015 Credit Agreement.

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

2021 Credit Agreement

On October 15, 2021, the Company replaced the 2020 Credit Agreement with a new three-year revolving credit facility (the “2021 Credit Agreement”) provided by a syndicate of lenders and JPMorgan Chase Bank, N.A., as administrative agent, which provides aggregate commitments totaling $500.0 million, consisting of a revolving credit facility and a $5.0 million letter of credit sub-limit for standby letters of credit. The 2021 Credit Agreement will mature on October 15, 2024, with the Company’s option to request up to two additional 364-day extensions at the discretion of each lender and subject to customary conditions. Subject to satisfaction of certain specified conditions, the Company is permitted to upsize the 2021 Credit Agreement by up to $250.0 million in total. As of December 31, 2021, the Company had $1.0 million in letters of credit outstanding and $499.0 million in available borrowing capacity under the 2021 Credit Agreement.

Borrowings under the 2021 Credit Agreement will bear interest at a rate per annum equal to the base rate or adjusted LIBOR plus an applicable margin that varies with the Company’s consolidated total leverage ratio. The 2021 Credit Agreement requires that the Company satisfy certain covenants, which include a leverage ratio. The Company incurred no interest expense under the 2021 Credit Agreement for the year ended December 31, 2021.

Collateralized Agreement

In connection with its self-clearing operations, the Company’s U.S. broker-dealer subsidiary entered into an agreement (the “Collateralized Agreement”) with its settlement bank to provide loans to the subsidiary in amounts up to an aggregate of $200.0 million on an uncommitted basis. Borrowings under the Collateralized Agreement are collateralized by securities pledged by the Company’s broker-dealer subsidiary to the settlement bank, subject to applicable haircuts and concentration limits. Borrowings under the Collateralized Agreement will bear interest at a rate per annum equal to base rate equal to the higher of the upper range of the Federal Funds Rate, 0.25% or one-month Secured Overnight Financing Rate (“SOFR”), plus 1.00%. The Company incurred less than $0.1 million of interest expense on borrowings under the Collateralized Agreement during the year ended December 31, 2021. As of December 31, 2021, the Company had no borrowings outstanding and $200.0 million in available borrowing capacity under the Collateralized Agreement.

Short-term Financing

Under arrangements with their settlement banks, certain of the Company’s U.S. and U.K. operating subsidiaries may receive overnight financing in the form of bank overdrafts. The Company incurred interest expense on such overnight financing of $0.8 million during the year ended December 31, 2021. As of December 31, 2021, the Company had no overdrafts payable outstanding.

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

The following table presents the components of occupancy expense for the years ended December 31, 2021, 2020, and 2019:

		Year Ended December 31,
Lease cost:	Classification	2021	2020	2019
		(In thousands)
Operating lease cost	Occupancy	$13,202	$13,455	$10,875
Operating lease cost for subleased/assigned properties	Other, net	2,054	2,404	2,422
Variable lease costs	Occupancy	13	26	169
Sublease income for subleased/assigned properties	Other, net	(2,079)	(2,420)	(2,422)
Net lease cost		$13,190	$13,465	$11,044

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

The weighted average remaining lease term and weighted average discount rate are as follows:

	As of December 31,
Lease Term and Discount Rate	2021	2020
Weighted average remaining lease term (in years)	11.5	12.3
Weighted average discount rate	5.9%	5.9%

The following table presents the maturity of lease liabilities as of December 31, 2021:

(In thousands)
2022	$11,163
2023	10,823
2024	11,281
2025	11,086
2026	10,984
2027 and thereafter	68,065
Total lease payments	123,402
Less: interest	34,977
Present value of lease liabilities	$88,425

The Company has entered into agreements to sublease or assign the Company’s lease obligations on two properties to third parties and is contingently liable should the third parties default on future lease obligations through the lease termination dates of February 2022 and May 2022. The aggregate amount of the future lease obligations under these arrangements is $0.3 million as of December 31, 2021.

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

Other

The Company, through certain of its subsidiaries, executes bond transactions between its institutional investor and broker-dealer clients on a matched principal basis by serving as counterparty to both the buyer and the seller in trades. The Company’s U.S. broker-dealer subsidiary operates under a self-clearing model for the settlement of such transactions. The Company’s subsidiaries also settle their transactions through third-party clearing brokers or settlement agents. Settlement typically occurs within one to two trading days after the trade date. Cash settlement of the transaction occurs upon receipt or delivery of the underlying instrument that was traded. Under both the self-clearing and the third-party clearing models, the Company may be exposed to credit risk in the event a counterparty does not fulfill its obligation to complete a transaction or if there is an error in executing a matched principal transaction. Pursuant to the terms of the securities clearing agreements, each third-party clearing broker has the right to charge the Company for any losses they suffer resulting from a counterparty’s failure on any of the Company’s trades. The Company did not record any liabilities or losses with regard to counterparty failures for the three years ended December 31, 2021.

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

MARKETAXESS HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

For the years ended December 31, 2021, 2020 and 2019, the U.K. was the only individual foreign country in which the Company had a subsidiary that accounted for 10% or more of the total revenues or total long-lived assets. Revenues and long-lived assets are attributed to geographic area based on the location of the particular subsidiary. Long-lived assets are defined as furniture, equipment, leasehold improvements and capitalized software. Revenues for the three years ended December 31, 2021, 2020 and 2019 and long-lived assets as of December 31, 2021 and 2020 were as follows:

	Year Ended December 31,
	2021	2020	2019
	(In thousands)
Revenues
Americas	$568,918	$583,164	$427,276
Europe	110,068	89,751	74,511
Asia	19,965	16,210	9,565
Total	$698,951	$689,125	$511,352

	As of December 31,
	2021	2020
	(In thousands)
Long-lived assets, as defined
Americas	$75,328	$68,707
Europe	20,547	16,491
Asia	186	6
Total	$96,061	$85,204

17. Retirement and Deferred Compensation Plans

The Company, through its U.S. and U.K. subsidiaries, offers its employees the opportunity to invest in defined contribution plans. For the years ended December 31, 2021, 2020 and 2019, the Company contributed $5.8 million, $4.0 million and $3.3 million, respectively, to the plans.

The Company offers a non-qualified deferred cash incentive plan to certain officers and other employees. Under the plan, eligible employees may defer up to 100% of their annual cash incentive pay. The Company has elected to fund its deferred compensation obligations through a rabbi trust. The rabbi trust is subject to creditor claims in the event of insolvency, but such assets are not available for general corporate purposes. Assets held in the rabbi trust are invested in mutual funds, as selected by the participants, which are designated as trading securities and carried at fair value. As of December 31, 2021 and 2020, the fair value of the mutual fund investments and deferred compensation obligations were $11.2 million and $8.9 million, respectively. Changes in the fair value of securities held in the rabbi trust and offsetting increases or decreases in the deferred compensation obligation are recognized in other, net in the Company’s Consolidated Statements of Operations.

MARKETAXESS HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

18. Cash and Cash Equivalents and Restricted Cash

The following table provides a reconciliation of cash and cash equivalents together with restricted or segregated cash as reported within the Consolidated Statements of Financial Condition to the sum of the same such amounts shown in the Consolidated Statements of Cash Flows:

	Statement of Financial Condition Location	December 31, 2021	December 31, 2020	December 31, 2019
		(In thousands)
Cash and cash equivalents	Cash and cash equivalents	$506,735	$460,858	$270,124
Cash segregated for regulatory purposes	Cash segregated under federal regulations	50,159	50,059	—
Deposits with clearing organizations and broker-dealers	Receivables from broker-dealers, clearing organizations and customers	68,565	97,043	—
Other deposits	Prepaid expenses and other assets	108	90	4,129
Total		$625,567	$608,050	$274,253

MARKETAXESS HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

19. Parent Company Information

The following tables present Parent Company-only financial information and should be read in conjunction with the consolidated financial statements of the Company.

MarketAxess Holdings Inc.
(Parent Company Only)
Condensed Statements of Financial Condition

	As of
	December 31, 2021	December 31, 2020
	(In thousands)

ASSETS
Cash and cash equivalents	$61,820	$55,747
Investments, at fair value	6,327	4,811
Accounts receivable	—	178
Receivable from subsidiaries	3,488	41,986
Intangible assets, net of accumulated amortization	25	27
Furniture, equipment, leasehold improvements and capitalized software, net of accumulated depreciation and amortization	21,596	23,518
Operating lease right-of-use assets	60,753	64,460
Investments in subsidiaries	982,029	853,626
Prepaid expenses and other assets	4,810	4,591
Income and other tax receivable	1,763	9,028
Total assets	$1,142,611	$1,057,972

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Accrued employee compensation	$11,065	$10,241
Income and other tax liabilities	5,026	3,457
Accounts payable, accrued expenses and other liabilities	9,233	9,341
Operating lease liabilities	75,978	79,872
Total liabilities	101,302	102,911

Stockholders' equity
Preferred stock	—	—
Series A Preferred Stock	—	—
Common stock voting	123	123
Common stock non-voting	—	—
Additional paid-in capital	330,262	329,742
Treasury stock	(232,712)	(169,523)
Retained earnings	956,966	799,369
Accumulated other comprehensive loss	(13,330)	(4,650)
Total stockholders' equity	1,041,309	955,061
Total liabilities and stockholders' equity	$1,142,611	$1,057,972

MARKETAXESS HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

MarketAxess Holdings Inc.
(Parent Company Only)
Condensed Statements of Operations and Comprehensive Income

	Year Ended December 31,
	2021	2020	2019
	(In thousands)

Dividends from subsidiaries	$173,000	$30,000	$165,000

Expenses
Employee compensation and benefits	17,887	19,710	16,100
Depreciation and amortization	2,123	2,068	1,919
Professional and consulting fees	7,081	7,332	6,523
General and administrative	3,620	2,723	3,115
Total expenses	30,711	31,833	27,657
Operating income (loss)	142,289	(1,833)	137,343
Other income (expense)
Investment income	132	2,799	5,305
Interest expense	—	(805)	—
Other, net	(2,950)	(318)	(1,344)
Total other income (expense)	(2,818)	1,676	3,961
Income (loss) before income taxes and equity in undistributed earnings of subsidiaries	139,471	(157)	141,304
Benefit from income taxes	(6,472)	(23,444)	(9,442)
Income before equity in undistributed income of subsidiaries	145,943	23,287	150,746
Equity in undistributed income of subsidiaries	111,945	276,090	54,156
Net income	257,888	299,377	204,902
Other comprehensive income (loss), net	(8,680)	5,620	2,124
Comprehensive income	$249,208	$304,997	$207,026

MARKETAXESS HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

MarketAxess Holdings Inc.
(Parent Company Only)
Condensed Statements of Cash Flows
	Year Ended December 31,
	2021	2020	2019
	(In thousands)
Cash flows from operating activities
Net income	$257,888	$299,377	$204,902
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,123	2,068	1,919
Amortization of operating lease right-of-use assets	4,484	4,117	4,027
Stock-based compensation expense	12,706	10,834	10,547
Deferred taxes	1,712	3,644	1,255
Equity in undistributed income of subsidiaries	(111,945)	(276,090)	(54,156)
Other	—	(671)	328
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	178	(115)	(4)
Decrease (increase) in receivable from subsidiaries	47,371	(25,049)	5,253
(Increase) decrease in prepaid expenses and other assets	(219)	(1,085)	933
(Increase) in mutual funds held in rabbi trust	(1,516)	(1,328)	(1,183)
Increase in accrued employee compensation	824	3,698	876
Decrease (increase) in income and other tax receivable	7,265	(1,240)	(3,219)
(Decrease) increase in income and other tax liabilities	(143)	6,676	(2,612)
(Decrease) in accounts payable, accrued expenses and other liabilities	(607)	(442)	(2,039)
(Decrease) increase in operating lease liabilities	(4,673)	(4,055)	1,191
Net cash provided by operating activities	215,449	20,339	168,018
Cash flows from investing activities
Acquisition of business, net of cash and cash equivalents acquired	(17,079)	—	(102,320)
Available-for-sale investments
Proceeds from maturities and sales	—	170,657	170,936
Purchases	—	(32,865)	(160,827)
Purchases of furniture, equipment and leasehold improvements	(198)	(337)	(1,424)
Purchase of intangible asset	—	—	(30)
Net cash (used in) provided by investing activities	(17,277)	137,455	(93,665)
Cash flows from financing activities
Cash dividend on common stock	(99,791)	(90,566)	(76,231)
Exercise of stock options	7,096	4,007	1,207
Withholding tax payments on restricted stock vesting and stock option exercises	(33,890)	(42,418)	(25,820)
Repurchases of common stock	(63,189)	(16,135)	(17,256)
Proceeds from short-term borrowings	—	348,000	—
Repayments of short-term borrowings	—	(348,000)	—
Net cash (used in) financing activities	(189,774)	(145,112)	(118,100)
Effect of exchange rate changes on investments	(2,324)	(5,176)	(3,852)
Cash and cash equivalents including restricted cash
Net increase (decrease) for the period	6,073	7,506	(47,599)
Beginning of period	55,747	48,241	95,840
End of period	$61,820	$55,747	$48,241
Supplemental cash flow information:
Cash paid for income taxes	$41,103	$32,674	$41,025
Cash paid for interest	—	805	—
Non-cash investing and financing activity:
Exercise of stock options - cashless	$2,750	$10,866	$1,811
Treasury stock used for acquisition of business	—	—	(48,830)

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Our management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our “disclosure controls and procedures,” as that term is defined in Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of December 31, 2021. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective to ensure that information required to be disclosed by MarketAxess in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and to ensure that information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2021 identified in connection with the evaluation thereof by our management, including the Chief Executive Officer and Chief Financial Officer, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s annual report on internal control over financial reporting and the report of our independent registered public accounting firm appears in Part II, Item 8. Financial Statements and Supplementary Data of this Annual Report on Form 10-K.

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this item is incorporated herein by reference to the sections entitled “Proposal 1 — Election of Directors,” “Corporate Governance and Board Matters,” and “Executive Officers” in our definitive Proxy Statement (the “Proxy Statement”) for the Annual Meeting of Stockholders to be held in the second quarter of 2022. We intend to file the Proxy Statement within 120 days after the end of our fiscal year (i.e., on or before April 30, 2022). Our Code of Conduct applicable to directors and all employees, including senior financial officers, is available on our website at www.marketaxess.com. If we make any amendments to or waivers from our Code of Conduct that are required to be disclosed pursuant to the Exchange Act, we will make such disclosures on our website.

Item 11. Executive Compensation.

The information required by this item is incorporated herein by reference to the sections entitled “Compensation Discussion and Analysis,” “Report of the Compensation and Talent Committee of the Board of Directors,” “Executive Compensation” and “Corporate Governance and Board Matters – Director compensation” in our Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item with respect to the security ownership of certain beneficial owners and management is incorporated herein by reference to the section entitled “Security Ownership of Certain Beneficial Owners and Management” in our Proxy Statement.

Equity Compensation Plan Information

The following table provides certain information regarding common stock authorized for issuance under our incentive plan as of December 31, 2021:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)
Equity compensation plans approved by stockholders	312,753	$274.35	2,518,888

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

10.4	MarketAxess Holdings Inc. Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.4 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2020)#
10.5*	MarketAxess Holdings Inc. 2009 Employee Performance Incentive Plan, as amended#
10.6*	MarketAxess Holdings Inc. Nonqualified Deferred Compensation Plan#

10.7	Form of Indemnification Agreement for Directors (incorporated by reference to Exhibit 10.2 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017)#
10.8

Form of Restricted Stock Agreement for Employees other than Richard M. McVey pursuant to the MarketAxess Holdings Inc. 2012 Incentive Plan (incorporated by reference to Exhibit 10.3 to the registrant’s Current Report on Form 8-K dated January 15, 2008)#

10.9(a)

Form of Restricted Stock Unit Agreement for executive officers other than Richard M. McVey pursuant to the MarketAxess Holdings Inc. 2012 Incentive Plan (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K dated January 22, 2016)#

10.9(b)

Form of Restricted Stock Unit Agreement (annual vesting) for Christopher R. Concannon pursuant to the MarketAxess Holdings Inc. 2012 Incentive Plan (incorporated by reference to Exhibit 10.4 to the registrant’s Current Report on Form 8-K dated January 4, 2019)#

10.9(c)

Form of Restricted Stock Unit Agreement (cliff vesting) for Christopher R. Concannon pursuant to the MarketAxess Holdings Inc. 2012 Incentive Plan (incorporated by reference to Exhibit 10.5 to the registrant’s Current Report on Form 8-K dated January 4, 2019)#

10.9(d)

Guidelines for Restricted Stock Units granted under the MarketAxess Holdings Inc. 2012 Incentive Plan (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K dated January 19, 2011)#

10.10

Form of Performance Share Award Agreement for Christopher R. Concannon pursuant to the MarketAxess Holdings Inc. 2012 Incentive Plan (incorporated by reference to Exhibit 10.3 to the registrant’s Current Report on Form 8-K dated January 4, 2019)#

10.11(a)

Form of Incentive Stock Option Agreement for Employees other than Richard M. McVey pursuant to the MarketAxess Holdings Inc. 2012 Incentive Plan (incorporated by reference to Exhibit 10.4 to the registrant’s Current Report on Form 8-K dated January 15, 2008)#

10.11(b)

Form of Incentive Stock Option Agreement pursuant to the MarketAxess Holdings Inc. 2012 Incentive Plan (incorporated by reference to Exhibit 10.3 to the registrant’s Current Report on Form 8-K dated January 22, 2016)#

10.11(c)

Form of Incentive Stock Option Agreement for Christopher R. Concannon pursuant to the MarketAxess Holdings Inc. 2012 Incentive Plan (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K dated January 4, 2019)#

10.12(a)

Employment Letter Agreement, dated as of January 15, 2015, by and between MarketAxess Holdings Inc. and Richard M. McVey (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K dated January 15, 2015)#

10.12(b)

Amendment to Richard M. McVey Employment Agreement, dated as of January 12, 2017, by and between MarketAxess Holdings Inc. and Richard M. McVey (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K dated January 6, 2017)#

10.12(c)

Second Amendment to Richard M. McVey Employment Agreement, dated as of November 6, 2018, by and between MarketAxess Holdings Inc. and Richard M. McVey (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K dated November 6, 2018)#

10.12(d)

Incentive Stock Option Agreement, dated as of November 8, 2018, by and between MarketAxess Holdings Inc. and Richard M. McVey (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K dated November 6, 2018)#

10.12(e)

Incentive Stock Option Agreement, dated as of November 8, 2018, by and between MarketAxess Holdings Inc. and Richard M. McVey (incorporated by reference to Exhibit 10.3 to the registrant’s Current Report on Form 8-K dated November 6, 2018)#

10.12(f)

Performance Award Agreement, dated as of November 8, 2018, by and between MarketAxess Holdings Inc. and Richard M. McVey (incorporated by reference to Exhibit 10.4 to the registrant’s Current Report on Form 8-K dated November 6, 2018)#

10.12(g)

Performance Award Agreement, dated as of November 8, 2018, by and between MarketAxess Holdings Inc. and Richard M. McVey (incorporated by reference to Exhibit 10.5 to the registrant’s Current Report on Form 8-K November 6, 2018)#

10.13(a)

Contract of Employment, dated March 15, 2017, between MarketAxess Europe Limited and Christophe Roupie (incorporated by reference to Exhibit 10.4 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017)#

10.13(b)

Restricted Stock Agreement Pursuant to the MarketAxess Holdings Inc. 2012 Incentive Plan, dated as of April 1, 2017, by and between MarketAxess Holdings, Inc. and Christophe Roupie (incorporated by reference to Exhibit 10.11(b) to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2019)#

10.13(c)

Amendment, dated as of August 14, 2017, to the Restricted Stock Agreement, dated April 1, 2017, between MarketAxess Holdings Inc. and Christophe Roupie (incorporated by reference to Exhibit 10.1 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017)#

10.14

Employment Letter Agreement, dated as of January 7, 2019, by and between MarketAxess Holdings Inc. and Christopher R. Concannon (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K dated January 4, 2019)#

10.15

Form of 2021 Restricted Stock Unit Agreement (Deferred) for U.S. based Executive Officers pursuant to the MarketAxess Holdings Inc. 2020 Equity Incentive Plan (incorporated by reference to Exhibit 10.13 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2020)#

10.16

Form of 2021 Restricted Stock Unit Agreement (Non-Deferred) for U.S. based Executive Officers pursuant to the MarketAxess Holdings Inc. 2020 Equity Incentive Plan (incorporated by reference to Exhibit 10.14 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2020)#

10.17

Guidelines for Restricted Stock Units granted under the MarketAxess Holdings Inc. 2020 Equity Incentive Plan (incorporated by reference to Exhibit 10.15 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2020)#

10.18

Form of 2021 Performance Stock Unit Agreement for U.S. based Executive Officers pursuant to the MarketAxess Holdings Inc. 2020 Equity Incentive Plan (incorporated by reference to Exhibit 10.16 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2020)#

10.19

Form of 2021 Incentive Stock Option Agreement for U.S. based Executive Officers pursuant to the MarketAxess Holdings Inc. 2020 Incentive Plan (incorporated by reference to Exhibit 10.17 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2020)#

10.20

Form of 2021 Restricted Stock Agreement for U.K. based Executive Officers pursuant to the MarketAxess Holdings Inc. 2020 Equity Incentive Plan (incorporated by reference to Exhibit 10.18 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2020)#

10.21

Form of 2021 Restricted Stock Agreement (Performance) for U.K. based Executive Officers pursuant to the MarketAxess Holdings Inc. 2020 Equity Incentive Plan (incorporated by reference to Exhibit 10.19 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2020)#

10.22

Form of 2021 Restricted Stock Agreement for Directors pursuant to the MarketAxess Holdings Inc. 2020 Equity Incentive Plan (incorporated by reference to Exhibit 10.20 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2020)#

10.23

Form of Restricted Stock Unit Agreement for Directors pursuant to the MarketAxess Holdings Inc. 2020 Equity Incentive Plan (incorporated by reference to Exhibit 10.21 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2020)#

10.24

Severance Protection Agreement, dated as of July 31, 2020, by and between MarketAxess Holdings Inc. and Antonio DeLise (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K dated July 31, 2020)#

10.25

Severance Protection Agreement, dated as of July 31, 2020, by and between MarketAxess Holdings Inc. and Scott Pintoff (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K dated July 31, 2020)#

10.26

Severance Protection Agreement, dated as of July 31, 2020, by and between MarketAxess Holdings Inc. and Kevin McPherson (incorporated by reference to Exhibit 10.3 to the registrant’s Current Report on Form 8-K dated July 31, 2020)#

10.27

Severance Protection Agreement, dated as of July 31, 2020, by and between MarketAxess Holdings Inc. and Nicholas Themelis (incorporated by reference to Exhibit 10.4 to the registrant’s Current Report on Form 8-K dated July 31, 2020)#

10.28

MarketAxess Europe Limited Severance Protection Agreement, dated as of July 31, 2020, by and between MarketAxess Europe and Christophe Roupie (incorporated by reference to Exhibit 10.5 to the registrant’s Current Report on Form 8-K dated July 31, 2020)#

10.29

Form of Amendment of Severance Protection Agreement for U.S. based Executive Officers, except Messrs. Gerosa and Panchal (incorporated by reference to Exhibit 10.27 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2020)#

10.30

Form of Amendment of Severance Protection Agreement for U.K. based Executive Officers (incorporated by reference to Exhibit 10.28 to the registrant's Annual report on Form 10-K for the year ended December 31, 2020)#

10.31

Severance Protection Agreement, dated as of August 12, 2021, by and between MarketAxess Holdings Inc. and Christopher N. Gerosa (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K dated August 12, 2021)#

10.32*	Offer Letter, dated November 24, 2021, by and between MarketAxess Holdings Inc. and Naineshkumar Shantilal Panchal#†
10.33

Credit Agreement, dated as of November 13, 2020, among MarketAxess Holdings Inc., a Delaware corporation, the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 to the registrant's Current Report on Form 8-K dated November 18, 2020)

10.34

Credit Agreement, dated as of October 15, 2021, among MarketAxess Holdings Inc., a Delaware corporation, the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 to the registrant's Current Report on Form 8-K dated October 15, 2021)

21.1*	Subsidiaries of the Registrant
23.1*	Consent of PricewaterhouseCoopers LLP
31.1*	Certification by Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification by Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
104	The cover page from the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 has been formatted in Inline XBRL and is included in Exhibits 101.

* Filed herewith.

† Certain confidential information, identified by bracketed asterisks “[*****]” has been omitted from this exhibit pursuant to Item 601(b)(10) of Regulation S-K because it is both (i) not material and (ii) is the type that the registrant treats as private or confidential.

# Management contract or compensatory plan or arrangement.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MARKETAXESS HOLDINGS INC.

By:	/s/ RICHARD M. MCVEY
Richard M. McVey
Chief Executive Officer

Date:	February 23, 2022

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title(s)	Date

/s/ RICHARD M. MCVEY Richard M. McVey	Chief Executive Officer and Chairman of the Board of Directors (principal executive officer)	February 23, 2022

/s/ CHRISTOPHER N. GEROSA Christopher N. Gerosa	Chief Financial Officer (principal financial and accounting officer)	February 23, 2022

/s/ CHRISTOPHER R. CONCANNON Christopher R. Concannon	Director, President and Chief Operating Officer	February 23, 2022

/s/ NANCY ALTOBELLO	Director	February 23, 2022
Nancy Altobello

/s/ STEVEN L. BEGLEITER	Director	February 23, 2022
Steven L. Begleiter

/s/ STEPHEN P. CASPER	Director	February 23, 2022
Stephen P. Casper

/s/ JANE CHWICK	Director	February 23, 2022
Jane Chwick

/s/ WILLIAM CRUGER	Director	February 23, 2022
William Cruger

/s/ KOURTNEY GIBSON	Director	February 23, 2022
Kourtney Gibson

/s/ JUSTIN GMELICH	Director	February 23, 2022
Justin Gmelich

/s/ RICHARD G. KETCHUM	Director	February 23, 2022
Richard G. Ketchum
/s/ XIAOJIA CHARLES LI	Director	February 23, 2022
Xiaojia Charles Li

/s/ EMILY PORTNEY	Director	February 23, 2022
Emily Portney
/s/ RICHARD PRAGER	Director	February 23, 2022
Richard Prager