Form 10-Q
period 2022-03-31
MARKETAXESS HOLDINGS INC
filed 2022-04-27
CIK 1278021

[]

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

or

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

As of April 22, 2022, the number of shares of the Registrant’s voting common stock outstanding was 37,741,996.

MARKETAXESS HOLDINGS INC.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2022

PART I — Financial Information

Item 1. Financial Statements

MARKETAXESS HOLDINGS INC.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Unaudited)

	As of
	March 31, 2022	December 31, 2021
	(In thousands, except share and per share amounts)
ASSETS
Cash and cash equivalents	$364,567	$506,735
Cash segregated under federal regulations	50,187	50,159
Investments, at fair value	35,875	36,078
Accounts receivable, net of allowance of $168 and $140 as of March 31, 2022 and December 31, 2021, respectively	75,520	63,881
Receivables from broker-dealers, clearing organizations and customers	721,127	408,346
Goodwill	154,789	154,789
Intangible assets, net of accumulated amortization	111,620	116,377
Furniture, equipment, leasehold improvements and capitalized software, net of accumulated depreciation and amortization	95,302	96,061
Operating lease right-of-use assets	69,189	70,960
Prepaid expenses and other assets	29,309	27,066
Total assets	$1,707,485	$1,530,452

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Accrued employee compensation	$26,166	$59,719
Payables to broker-dealers, clearing organizations and customers	458,476	229,325
Income and other tax liabilities	42,614	40,456
Accounts payable, accrued expenses and other liabilities	70,297	71,218
Operating lease liabilities	86,391	88,425
Total liabilities	683,944	489,143

Commitments and Contingencies (Note 13)

Stockholders' equity
Preferred stock, $0.001 par value, 4,855,000 shares authorized, no shares issued and outstanding as of March 31, 2022 and December 31, 2021	—	—
Series A Preferred Stock, $0.001 par value, 110,000 shares authorized, no shares issued and outstanding as of March 31, 2022 and December 31, 2021	—	—
Common stock voting, $0.003 par value, 110,000,000 shares authorized, 40,907,961 shares and 40,911,506 shares issued and 37,816,250 shares and 37,918,956 shares outstanding as of March 31, 2022 and December 31, 2021, respectively	123	123
Common stock non-voting, $0.003 par value, 10,000,000 shares authorized, no shares issued and outstanding as of March 31, 2022 and December 31, 2021	—	—
Additional paid-in capital	318,119	330,262
Treasury stock – Common stock voting, at cost, 3,091,711 shares and 2,992,550 shares as of March 31, 2022 and December 31, 2021, respectively	(271,512)	(232,712)
Retained earnings	995,192	956,966
Accumulated other comprehensive loss	(18,381)	(13,330)
Total stockholders' equity	1,023,541	1,041,309
Total liabilities and stockholders' equity	$1,707,485	$1,530,452

The accompanying notes are an integral part of these consolidated financial statements.

MARKETAXESS HOLDINGS INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
	2022	2021
	(In thousands, except per share amounts)
Revenues
Commissions	$166,113	$175,838
Information services	9,809	9,162
Post-trade services	9,912	10,261
Other	223	203
Total revenues	186,057	195,464

Expenses
Employee compensation and benefits	47,756	48,088
Depreciation and amortization	15,174	11,779
Technology and communications	12,192	10,036
Professional and consulting fees	9,621	9,640
Occupancy	3,387	3,317
Marketing and advertising	1,789	1,204
Clearing costs	4,575	4,694
General and administrative	3,459	3,232
Total expenses	97,953	91,990
Operating income	88,104	103,474
Other income (expense)
Investment income	59	107
Interest expense	(173)	(191)
Other, net	2,429	(1,589)
Total other income (expense)	2,315	(1,673)
Income before income taxes	90,419	101,801
Provision for income taxes	25,650	21,344
Net income	$64,769	$80,457

Net income per common share
Basic	$1.73	$2.15
Diluted	$1.71	$2.11

Cash dividends declared per common share	$0.70	$0.66

Weighted average shares outstanding
Basic	37,384	37,470
Diluted	37,824	38,155

The accompanying notes are an integral part of these consolidated financial statements.

MARKETAXESS HOLDINGS INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended March 31,
	2022	2021
	(In thousands)
Net income	$64,769	$80,457
Cumulative translation adjustment	(5,051)	(1,932)
Comprehensive income	$59,718	$78,525

The accompanying notes are an integral part of these consolidated financial statements.

MARKETAXESS HOLDINGS INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

	Common Stock Voting	Additional Paid-In Capital	Treasury Stock – Common Stock Voting	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
	(In thousands, except per share amounts)
Balance at January 1, 2022	$123	$330,262	$(232,712)	$956,966	$(13,330)	$1,041,309
Net income	—	—	—	64,769	—	64,769
Cumulative translation adjustment and foreign currency exchange hedge, net of tax	—	—	—	—	(5,051)	(5,051)
Stock-based compensation	—	8,099	—	—	—	8,099
Exercise of stock options	—	50	—	—	—	50
Withholding tax payments on restricted stock vesting and stock option exercises	—	(20,292)	—	—	—	(20,292)
Repurchases of common stock	—	—	(38,800)	—	—	(38,800)
Cash dividend on common stock ($0.70 per share)	—	—	—	(26,543)	—	(26,543)
Balance at March 31, 2022	$123	$318,119	$(271,512)	$995,192	$(18,381)	$1,023,541

	Common Stock Voting	Additional Paid-In Capital	Treasury Stock – Common Stock Voting	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
	(In thousands, except per share amounts)

Balance at January 1, 2021	$123	$329,742	$(169,523)	$799,369	$(4,650)	$955,061
Net income	—	—	—	80,457	—	80,457
Cumulative translation adjustment and foreign currency exchange hedge, net of tax	—	—	—	—	(1,932)	(1,932)
Stock-based compensation	—	7,424	—	—	—	7,424
Exercise of stock options	—	244	—	—	—	244
Withholding tax payments on restricted stock vesting and stock option exercises	—	(27,422)	—	—	—	(27,422)
Repurchases of common stock	—	—	(520)	—	—	(520)
Cash dividend on common stock ($0.66 per share)	—	—	—	(25,079)	—	(25,079)
Balance at March 31, 2021	$123	$309,988	$(170,043)	$854,747	$(6,582)	$988,233

The accompanying notes are an integral part of these consolidated financial statements.

MARKETAXESS HOLDINGS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2022	2021
	(In thousands)
Cash flows from operating activities
Net income	$64,769	$80,457
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	15,174	11,779
Amortization of operating lease right-of-use assets	1,596	1,664
Stock-based compensation expense	8,099	7,424
Deferred taxes	(643)	591
Other	(1,229)	(74)
Changes in operating assets and liabilities:
(Increase) in accounts receivable	(11,699)	(7,880)
(Increase) in receivables from broker-dealers, clearing organizations and customers	(296,015)	(270,491)
(Increase) decrease in prepaid expenses and other assets	(2,445)	3,082
Decrease in trading investments	—	5,495
(Increase) in mutual funds held in rabbi trust	(117)	(1,613)
(Decrease) in accrued employee compensation	(33,553)	(34,103)
Increase in payables to broker-dealers, clearing organizations and customers	229,151	174,942
Increase in income and other tax liabilities	3,049	4,814
Increase in accounts payable, accrued expenses and other liabilities	1,932	2,599
(Decrease) in operating lease liabilities	(1,799)	(1,845)
Net cash (used in) operating activities	(23,730)	(23,159)
Cash flows from investing activities
Purchases of furniture, equipment and leasehold improvements	(1,396)	(4,257)
Capitalization of software development costs	(9,425)	(8,075)
Net cash (used in) investing activities	(10,821)	(12,332)
Cash flows from financing activities
Cash dividend on common stock	(27,425)	(25,454)
Exercise of stock options	50	244
Withholding tax payments on restricted stock vesting and stock option exercises	(20,292)	(27,422)
Repurchases of common stock	(38,800)	(520)
Proceeds from short-term borrowings	100,000	69,302
Repayments of short-term borrowings	(100,000)	(35,000)
Net cash (used in) financing activities	(86,467)	(18,850)
Effect of exchange rate changes on cash and cash equivalents	(4,356)	(1,027)
Cash and cash equivalents including restricted cash
Net decrease for the period	(125,374)	(55,368)
Beginning of period	625,567	608,050
End of period	$500,193	$552,682

Supplemental cash flow information
Cash paid for income taxes	$8,487	$6,250
Cash paid for interest	134	191
Non-cash activity
Operating lease right-of-use assets obtained in exchange for operating lease liabilities	91	878

The accompanying notes are an integral part of these consolidated financial statements.

MARKETAXESS HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Organization and Principal Business Activity

MarketAxess Holdings Inc. (the “Company” or “MarketAxess”) was incorporated in the State of Delaware on April 11, 2000. Through its subsidiaries, MarketAxess operates leading electronic trading platforms delivering expanded liquidity opportunities, improved execution quality and significant cost savings across global fixed-income markets. Over 1,900 institutional investor and broker-dealer firms are active users of MarketAxess’ patented trading technology, accessing global liquidity on its platforms in U.S. investment-grade bonds, U.S. high-yield bonds, emerging market debt, Eurobonds, municipal bonds, U.S. government bonds and other fixed-income securities. Through its Open Trading® protocols, MarketAxess executes bond trades between and among institutional investor and broker-dealer clients in the leading all-to-all anonymous trading environment for corporate bonds. MarketAxess also offers a number of trading-related products and services, including: Composite+™ pricing and other market data products to assist clients with trading decisions; auto-execution and other execution services for clients requiring specialized workflow solutions; connectivity solutions that facilitate straight-through processing; and technology services to optimize trading environments. The Company also provides a range of pre- and post-trade services, including trade matching, trade publication, regulatory transaction reporting and market and reference data across a range of fixed-income and other products.

2. Significant Accounting Policies

Basis of Presentation

The consolidated financial statements include the accounts of the Company and its subsidiaries. All intercompany transactions and balances have been eliminated. These consolidated financial statements are unaudited and should be read in conjunction with the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021. The consolidated financial information as of December 31, 2021 has been derived from audited financial statements not included herein. These unaudited consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) with respect to Form 10-Q and reflect all adjustments that, in the opinion of management, are normal and recurring, and that are necessary for a fair statement of the results for the interim periods presented. In accordance with such rules and regulations, certain disclosures that are normally included in annual financial statements have been omitted. Interim period operating results may not be indicative of the operating results for a full year. Certain reclassifications have been made to the prior periods’ consolidated financial statements in order to conform to the current period presentation. Such reclassifications are immaterial, individually and in the aggregate, to both current and all previously issued financial statements taken as a whole and have no effect on previously reported net income.

Accounting Pronouncements, Recently Adopted

In March 2020, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting” (the “ASU”), which is designed to ease the potential burden in accounting for the transition away from the London Inter-bank Offered Rate (“LIBOR”). The ASU applies to contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued and replaced with alternative reference rates as a result of reference rate reform. The ASU provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The Company adopted this ASU as of January 1, 2022, and determined that it did not have any contracts, hedging relationships, or other transactions impacted by this ASU.

Cash and Cash Equivalents

The Company defines cash equivalents as short-term interest-bearing investments with maturities at the time of purchase of three months or less.

Investments

The Company determines the appropriate classification of securities at the time of purchase which are recorded in the Consolidated Statements of Financial Condition on the trade date. Securities are classified as available-for-sale or trading. Available-for-sale investments are carried at fair value with the unrealized gains or losses reported in accumulated other comprehensive loss in the Consolidated Statements of Financial Condition. Trading investments include U.S. Treasuries and are carried at fair value, with realized and unrealized gains or losses included in other, net in the Consolidated Statements of Operations.

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

Receivables from and Payables to Broker-dealers, Clearing Organizations and Customers

Receivables from broker-dealers, clearing organizations and customers include amounts receivable for securities not delivered by the Company to the purchaser by the settlement date (“securities failed-to-deliver”) and cash deposits held at clearing organizations and clearing brokers to facilitate the settlement and clearance of matched principal transactions. Payables to broker-dealers, clearing organizations and customers include amounts payable for securities not received by the Company from a seller by the settlement date (“securities failed-to-receive”). Securities failed-to-deliver and securities failed-to-receive for transactions executed on a matched principal basis where the Company serves as a counterparty to both the buyer and the seller are recorded on a settlement date basis. The Company presents its securities failed-to-deliver and securities failed-to-receive balances on a net-by-counterparty basis within receivables from and payables to broker-dealers, clearing organizations and customers. The difference between the Company’s trade-date receivables and payables for unsettled matched principal transactions reflects commissions earned and is recorded within accounts receivable, net on a trade date basis.

Allowance for Credit Losses

All accounts receivable have contractual maturities of less than one year and are derived from trading-related fees and commissions and revenues from products and services. The Company continually monitors collections and payments from its customers and maintains an allowance for doubtful accounts. The allowance for credit losses is based on an estimate of the amount of potential credit losses in existing accounts receivable, as determined from a review of aging schedules, past due balances, historical collection experience and other specific collection issues that have been identified. Account balances are grouped for evaluation based on various risk characteristics, including billing type, legal entity, and geographic region. Additions to the allowance for credit losses are charged to bad debt expense, which is included in general and administrative expense in the Company’s Consolidated Statements of Operations. Balances that are determined to be uncollectable are written off against the allowance for credit losses. The allowance for credit losses was immaterial as of March 31, 2022 and December 31, 2021.

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

Cloud Computing Costs

The Company capitalizes certain costs associated with cloud computing arrangements, including, among other items, employee compensation and related benefits and third party consulting costs that are part of the application development stage. These costs are setup as a prepaid asset on the Consolidated Statement of Financial Condition and are amortized over the period of the hosting service contract, which range from one to five years. The Company reviews the amounts capitalized for impairment whenever events or changes in circumstances indicate that the carrying amounts of the assets may not be recoverable.

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

	Three Months Ended March 31,
	2022	2021
	(In thousands)
Commission revenue by fee type
Variable transaction fees
Disclosed trading	$87,067	$98,818
Open Trading – matched principal trading	42,991	46,320
U.S. Treasuries – matched principal trading	4,815	3,260
Total variable transaction fees	134,873	148,398
Distribution fees and unused minimum fees	31,240	27,440
Total commissions	$166,113	$175,838

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

	Three Months Ended March 31,
	2022	2021
	(In thousands)
Information services revenue by timing of recognition
Services transferred over time	$9,485	$9,045
Services transferred at a point in time	324	117
Total information services revenues	$9,809	$9,162

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

	Three Months Ended March 31,
	2022	2021
	(In thousands)
Post-trade services revenue by timing of recognition
Services transferred over time	$9,871	$10,020
Services transferred at a point in time	41	241
Total post-trade services revenues	$9,912	$10,261

Other revenues – Other revenues primarily includes revenue from telecommunications line charges to broker-dealer clients.

Contract liabilities consist of deferred revenues that the Company records when cash payments are received or due in advance of services to be performed. The revenue recognized from contract liabilities and the remaining balance is shown below:

	December 31, 2021	Payments received in advance of services to be performed	Revenue recognized for services performed during the period	Foreign Currency Translation	March 31, 2022
	(In thousands)
Information services	$3,528	$2,457	$(2,710)	$—	$3,275
Post-trade services	720	4,873	(3,996)	(20)	1,577
Total deferred revenue	$4,248	$7,330	$(6,706)	$(20)	$4,852

The majority of the Company’s contracts are short-term in nature with durations of less than one year. For contracts with original durations extending beyond one year, the aggregate amount of the transaction price allocated to remaining performance obligations was $18.9 million as of March 31, 2022. The Company expects to recognize revenue associated with the remaining performance obligations over the next 30 months.

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

3. Regulatory Capital Requirements

Certain U.S. subsidiaries of the Company are registered as a broker-dealer or swap execution facility (“SEF”) and therefore are subject to the applicable rules and regulations of the SEC, the Financial Industry Regulatory Authority (“FINRA”) and the Commodity Futures Trading Commission (“CFTC”). These rules contain minimum net capital requirements, as defined in the applicable regulations, and also may require that a significant part of the registrants’ assets be kept in relatively liquid form. Certain of the Company’s foreign subsidiaries are regulated by the Financial Conduct Authority (“FCA”) in the U.K. or other foreign regulators and must maintain financial resources, as defined in the applicable regulations, in excess of the applicable financial resources requirement. As of March 31, 2022, each of the Company’s subsidiaries that are subject to these regulations had net capital or financial resources in excess of their minimum requirements. As of March 31, 2022, the Company’s subsidiaries maintained aggregate net capital and financial resources that were $567.3 million in excess of the required levels of $24.2 million.

The Company’s U.S. broker-dealer subsidiary is required to segregate funds in a special reserve bank account for the benefit of customers pursuant to Rule 15c3-3 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). As of March 31, 2022, the U.S. broker-dealer subsidiary had a balance of $50.2 million in its special reserve bank account. This U.S. broker-dealer subsidiary also maintained net capital that was $360.9 million in excess of the required level of $6.0 million.

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

4. Fair Value Measurements

The following table summarizes the valuation of the Company’s assets and liabilities measured at fair value as categorized based on the hierarchy described in Note 2:

	Level 1	Level 2	Level 3	Total
	(In thousands)
As of March 31, 2022
Assets
Money market funds	$14,300	$—	$—	$14,300
Trading securities
U.S. Treasuries	—	24,563	—	24,563
Mutual funds held in rabbi trust	—	11,312	—	11,312
Total assets	$14,300	$35,875	$—	$50,175

Liabilities
Contingent consideration payable	$—	$—	$39,119	$39,119

As of December 31, 2021
Assets
Money market funds	$14,206	$—	$—	$14,206
Trading securities
U.S. Treasuries	—	24,883	—	24,883
Mutual funds held in rabbi trust	—	11,195	—	11,195
Total assets	$14,206	$36,078	$—	$50,284

Liabilities
Contingent consideration payable	$—	$—	$41,090	$41,090

Securities classified within Level 2 were valued using a market approach utilizing prices and other relevant information generated by market transactions involving comparable assets. The mutual funds held in a rabbi trust represent investments associated with the Company’s deferred cash incentive plan.

Liabilities classified within Level 3 reflect contingent consideration payable recognized in connection with acquisitions. Significant unobservable inputs used in the valuation of contingent consideration payable include estimates of client retention, electronic trading volume and variable fees over periods of 18 to 24 months from the acquisition dates. The following table summarizes the change in the Company's Level 3 liabilities for the three months ended March 31, 2022:

	December 31, 2021	Unrealized (Gain)/Loss	Foreign Currency Translation	March 31, 2022
	(In thousands)
Contingent consideration payable	$41,090	$(1,609)	$(362)	$39,119

The table below presents the range and average significant unobservable inputs used in the valuation of the Company's Level 3 liabilities:

	Valuation Technique	Unobservable Inputs	Range	Average
	($ in thousands)
As of March 31, 2022
Contingent consideration payable	Discounted cash flows	Present value factor	0.96 - 1	0.98
		Customer retention rate	84.0%	84.0%
		April 2022-March 2023 variable fee	$3,556 - $5,658	$4,607
		Percentage of electronic trading volume	86.0% - 96.6%	91.3%

As of December 31, 2021
Contingent consideration payable	Discounted cash flows	Present value factor	0.95 - 1	0.98
		Customer retention rate	84.0%	84.0%
		April 2021-March 2022 variable fee	$2,703 - $3,086	$2,895
		Percentage of electronic trading volume	86.0% - 96.6%	91.3%

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

	Carrying Value	Fair Value	Level 1	Level 2	Level 3	Total
	(In thousands)
As of March 31, 2022
Financial assets not measured at fair value:
Cash and cash equivalents	$364,567	$364,567	$364,567	$—	$—	$364,567
Cash segregated under federal regulations	50,187	50,187	50,187	—	—	50,187
Accounts receivable, net of allowance	75,520	75,520	—	75,520	—	75,520
Receivables from broker-dealers, clearing organizations and customers	721,127	721,127	85,331	635,796	—	721,127
Total	$1,211,401	$1,211,401	$500,085	$711,316	$—	$1,211,401

Financial liabilities not measured at fair value:
Payables to broker-dealers, clearing organizations and customers	$458,476	$458,476	$—	$458,476	$—	$458,476

As of December 31, 2021

Financial assets not measured at fair value:
Cash and cash equivalents	$506,735	$506,735	$506,735	$—	$—	$506,735
Cash segregated under federal regulations	50,159	50,159	50,159	—	—	50,159
Accounts receivable, net of allowance	63,881	63,881	—	63,881	—	63,881
Receivables from broker-dealers, clearing organizations and customers	408,346	408,346	68,565	339,781	—	408,346
Total	$1,029,121	$1,029,121	$625,459	$403,662	$—	$1,029,121

Financial liabilities not measured at fair value:
Payables to broker-dealers, clearing organizations and customers	$229,325	$229,325	$—	$229,325	$—	$229,325

The following table summarizes the Company’s investments:

	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
	(In thousands)
As of March 31, 2022
Trading securities
U.S. Treasuries	$24,883	$—	$(320)	$24,563
Mutual funds held in rabbi trust	12,039	—	(727)	11,312
Total investments	$36,922	$—	$(1,047)	$35,875

As of December 31, 2021
Trading securities
U.S. Treasuries	$24,994	$—	$(111)	$24,883
Mutual funds held in rabbi trust	9,941	1,254	—	11,195
Total investments	$34,935	$1,254	$(111)	$36,078

The following table summarizes the fair value of the investments based upon the contractual maturities:

	As of
	March 31, 2022	December 31, 2021
	(In thousands)
Less than one year	$11,312	$11,195
Due in 1 - 5 years	24,563	24,883
Total	$35,875	$36,078

There were no proceeds from the sales and maturities of investments during the three months ended March 31, 2022. Proceeds from the sales and maturities of investments during the three months ended March 31, 2021 were $5.5 million. Net unrealized losses on trading securities were $1.0 million for the three months ended March 31, 2022. Net unrealized gains on trading securities were $0.4 million for the three months ended March 31, 2021.

5. Receivables from and Payables to Broker-dealers, Clearing organizations and Customers

Receivables from and payables to broker-dealers, clearing organizations and customers consisted of the following:

	March 31, 2022	December 31, 2021
Receivables from broker-dealers, clearing organizations and customers:	(In thousands)
Securities failed-to-deliver – broker-dealers and clearing organizations	$211,401	$152,766
Securities failed-to-deliver – customers	418,611	182,052
Deposits with clearing organizations and broker-dealers	85,331	68,565
Other	5,784	4,963
Total	$721,127	$408,346

Payables to broker-dealers, clearing organizations and customers:
Securities failed-to-receive – broker-dealers and clearing organizations	$268,417	$166,010
Securities failed-to-receive – customers	184,124	59,879
Other	5,935	3,436
Total	$458,476	$229,325

6. Acquisitions

On April 9, 2021, the Company acquired MuniBrokers LLC, a central electronic venue serving municipal bond brokers and dealers. The purchase price consisted of $17.1 million in cash paid at closing and up to $25.0 million of contingent consideration payable within approximately two years of the acquisition date. The Company is accounting for the transaction as a business combination and utilized an independent third-party to assist in determining the fair value of the acquired intangible assets. The accounting purchase price is $39.6 million, comprised of $17.1 million of cash and $22.5 million of contingent consideration payable, which is included within accounts payable, accrued expenses, and other liabilities on the Consolidated Statements of Financial Condition. The Company recorded $32.0 million of amortizable intangible assets and $7.4 million of goodwill as of the acquisition date. The acquired intangible assets consist of customer relationships and technology and have useful lives ranging from 1 to 15 years. In 2022, the Company recognized a decrease of $1.6 million to the contingent consideration payable due to the finalization of the first earn-out period consideration, which was recorded as a gain in other, net on the Consolidated Statements of Operations.

On November 30, 2020, the Company acquired Regulatory Services GmbH, the pan-European regulatory reporting business of Deutsche Börse Group. The purchase price consisted of $22.5 million in cash paid at closing and up to $24.6 million in contingent consideration payable in cash within 18 months of the closing. The Company is accounting for the transaction as a purchase of assets and recorded $37.4 million in amortizable intangible assets as of the acquisition date.

7. Goodwill and Intangible Assets

Goodwill and intangible assets with indefinite lives were $154.8 million as of each of March 31, 2022 and December 31, 2021. Intangible assets that are subject to amortization, including the related accumulated amortization, are comprised of the following:

	March 31, 2022			December 31, 2021
	Cost	Accumulated amortization	Net carrying amount	Cost	Accumulated amortization	Net carrying amount
	(In thousands)

Customer relationships	131,421	(23,384)	108,037	$132,197	$(19,813)	$112,384
Technology and other intangibles	11,430	(7,847)	3,583	11,430	(7,437)	3,993
Total	$142,851	$(31,231)	$111,620	$143,627	$(27,250)	$116,377

Amortization expense associated with identifiable intangible assets was $4.0 million and $2.7 million for the three months ended March 31, 2022 and 2021, respectively. Annual estimated total amortization expense is $16.7 million, $17.5 million, $15.2 million, $12.2 million and $10.5 million for 2022 through 2026.

8. Income Taxes

The Company's provision for income taxes includes U.S. federal, state and local, and foreign taxes. The Company’s effective tax rate was 28.4% and 21.0% for the three months ended March 31, 2022 and 2021, respectively. The Company’s effective tax rate can vary from period to period depending on geographic mix of our earnings, changes in tax legislation and tax rates and the amount and timing of excess tax benefits related to share-based payments, among other factors. During the three months ended March 31, 2022, the Company’s provision for income taxes included $3.2 million of expense related to a settlement with the New York State tax authorities to resolve the 2010 to 2014 audits. The Company recognized excess tax benefits on share-based payments of $0.1 million and $4.0 million through the provision for income taxes for the three months ended March 31, 2022 and 2021, respectively.

The Company or one of its subsidiaries files U.S. federal, state and foreign income tax returns. The Company is currently under a New York State income tax examination for the tax years 2015 through 2017 and a New York City income tax examination for the tax years 2016 through 2018. At this time, the Company cannot estimate when the examinations will conclude or the impact such examinations will have on the Company’s Consolidated Financial Statements, if any. Generally, other than New York State and City, the Company is no longer subject to tax examinations by tax authorities for years prior to 2018.

9. Stock-Based Compensation Plans

The Company maintains a stock incentive plan which provides for the grant of stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, performance units, or other stock-based awards as incentives to encourage employees, consultants and non-employee directors to participate in the long-term success of the Company. As of March 31, 2022, there were 2,476,921 shares available for grant under the stock incentive plan.

Total stock-based compensation expense was as follows:

	Three Months Ended March 31,
	2022	2021
	(In thousands)
Employees	$7,642	$7,103
Non-employee directors	457	321
Total stock-based compensation	$8,099	$7,424

The Company records stock-based compensation expense for employees in employee compensation and benefits and for non-employee directors in general and administrative expenses in the Consolidated Statements of Operations.

During the three months ended March 31, 2022, the Company granted to employees a total of 56,548 shares of restricted stock units, 23,904 options to purchase shares of common stock and performance stock units with an expected pay-out at target of 22,141 shares of common stock. The fair values of the restricted stock units and performance stock units were based on a weighted-average fair value per unit at the grant date of $361.41 and $350.85, respectively. Based on the Black-Scholes option pricing model, the weighted-average fair value for each option granted was $101.38 per share.

As of March 31, 2022, the total unrecognized compensation cost related to all non-vested awards was $58.8 million. That cost is expected to be recognized over a weighted-average period of 2.0 years.

10. Earnings Per Share

The following table sets forth basic and diluted weighted average shares outstanding used to compute earnings per share:

	Three Months Ended March 31,
	2022	2021
	(In thousands, except per share amounts)
Basic weighted average shares outstanding	37,384	37,470
Dilutive effect of stock options and restricted stock	440	685
Diluted weighted average shares outstanding	37,824	38,155

Basic earnings per share	$1.73	$2.15
Diluted earnings per share	1.71	2.11

Stock options and restricted stock totaling 174,642 shares and 61,089 shares for the three months ended March 31, 2022 and 2021, respectively, were excluded from the computation of diluted earnings per share because their effect would have been antidilutive. The computation of diluted shares can vary among periods due, in part, to the change in the average price of the Company’s common stock.

11. Credit Agreements and Short-term Financing

Prior Revolving Credit Agreement

In November 2020, the Company entered into a one-year credit agreement (the “2020 Credit Agreement”) with a syndicate of lenders and JPMorgan Chase Bank, N.A., as administrative agent, that provided aggregate commitments totaling $500.0 million, consisting of a revolving credit facility and a $5.0 million letter of credit sub-limit for standby letters of credit.

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

2021 Credit Agreement

On October 15, 2021, the Company replaced the 2020 Credit Agreement with a new three-year revolving credit facility (the “2021 Credit Agreement”) provided by a syndicate of lenders and JPMorgan Chase Bank, N.A., as administrative agent, which provides aggregate commitments totaling $500.0 million, consisting of a revolving credit facility and a $5.0 million letter of credit sub-limit for standby letters of credit. The 2021 Credit Agreement will mature on October 15, 2024, with the Company's option to request up to two additional 364-day extensions at the discretion of each lender and subject to customary conditions. Subject to satisfaction of certain specified conditions, the Company is permitted to upsize the 2021 Credit Agreement by up to $250.0 million in total. As of March 31, 2022, the Company had $1.0 million in letters of credit outstanding and $499.0 million in available borrowing capacity under the 2021 Credit Agreement.

Borrowings under the 2021 Credit Agreement will bear interest at a rate per annum equal to the base rate or adjusted LIBOR plus an applicable margin that varies with the Company's consolidated total leverage ratio. The 2021 Credit Agreement requires that the Company satisfy certain covenants, which include a leverage ratio. The Company incurred $0.1 million of interest expense under the 2021 Credit Agreement for the three months ended March 31, 2022.

Collateralized Agreement

In connection with its self-clearing operations, the Company’s U.S. broker-dealer subsidiary entered into an agreement (the “Collateralized Agreement”) with its settlement bank to provide loans to the subsidiary in amounts up to an aggregate of $200.0 million on an uncommitted basis. Borrowings under the Collateralized Agreement are collateralized by securities pledged by the Company’s U.S. broker-dealer subsidiary to the settlement bank, subject to applicable haircuts and concentration limits. Borrowings under the Collateralized Agreement will bear interest at a base rate per annum equal to the higher of the upper range of the Federal Funds Rate, 0.25% or one-month Secured Overnight Financing Rate (“SOFR”), plus 1.00%. The Company incurred no interest expense on borrowings under the Collateralized Agreement during the three months ended March 31, 2022. As of March 31, 2022, the Company had no borrowings outstanding and $200.0 million in available borrowing capacity under the Collateralized Agreement.

Short-term Financing

Under arrangements with their settlement banks, certain of the Company’s U.S. and U.K. operating subsidiaries may receive overnight financing in the form of bank overdrafts. The Company incurred interest expense on such overnight financing of $0.1 million during the three months ended March 31, 2022. As of March 31, 2022, the Company had no overdrafts payable outstanding.

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

The following table presents the components of lease expense for the three months ended March 31, 2022 and 2021:

		Three Months Ended March 31,
Lease cost:	Classification	2022	2021
		(In thousands)
Operating lease cost	Occupancy	$3,310	$3,323
Operating lease cost for subleased/assigned properties	Other, net	456	497
Variable lease costs	Occupancy	7	6
Sublease income subleased/assigned properties	Other, net	(390)	(502)
Net lease cost		$3,383	$3,324

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

The weighted average remaining lease term and weighted average discount rate are as follows:

	As of
Lease Term and Discount Rate	March 31, 2022	December 31, 2021
Weighted average remaining lease term (in years)	11.3	11.5
Weighted average discount rate	5.9%	5.9%

The following table presents the maturity of lease liabilities as of March 31, 2022:

(In thousands)
Remainder of 2022	$8,108
2023	10,747
2024	11,209
2025	11,015
2026	10,913
2027 and thereafter	68,066
Total lease payments	120,058
Less: interest	33,667
Present value of lease liabilities	$86,391

The Company has entered into an agreement that subleases the Company’s lease obligation on one of its properties to a third party and is contingently liable should the third party default on future lease obligations through the lease termination date of May 2022. The amount of the future lease obligation under this arrangement is less than $0.1 million as of March 31, 2022.

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

Other

The Company, through certain of its subsidiaries, executes bond transactions between its institutional investor and broker-dealer clients on a matched principal basis by serving as counterparty to both the buyer and the seller in trades. The Company’s U.S. broker-dealer subsidiary operates under a self-clearing model for the settlement of such transactions. The Company’s subsidiaries also settle their transactions through third-party clearing brokers or settlement agents. Settlement typically occurs within one to two trading days after the trade date. Cash settlement of the transaction occurs upon receipt or delivery of the underlying instrument that was traded. Under both the self-clearing and the third-party clearing models, the Company may be exposed to credit risk in the event a counterparty does not fulfill its obligation to complete a transaction or if there is an error in executing a matched principal transaction. Pursuant to the terms of the securities clearing agreements, each third-party clearing broker has the right to charge the Company for any losses they suffer resulting from a counterparty’s failure on any of the Company’s trades. The Company did not record any liabilities or losses with regard to counterparty failures for the three months ended March 31, 2022 and 2021.

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

14. Share Repurchase Programs

In January 2021, the Board of Directors authorized a new share repurchase program for up to $100.0 million that commenced in April 2021 and was exhausted in January 2022. In January 2022, the Board of Directors authorized a new share repurchase program for up to $150.0 million. For the three months ended March 31, 2022, the Company repurchased 101,514 shares of common stock at a cost of $38.8 million. Shares repurchased under each program will be held in treasury for future use.

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

For the three months ended March 31, 2022 and 2021, the U.K. was the only individual foreign country in which the Company had a subsidiary that accounted for 10% or more of the total revenues or total long-lived assets. Revenues and long-lived assets are attributed to a geographic area based on the location of the particular subsidiary. Long-lived assets are defined as furniture, equipment, leasehold improvements and capitalized software. Revenues for the three months ended March 31, 2022 and 2021 and long-lived assets as of March 31, 2022 and December 31, 2021 were as follows:

	Three Months Ended March 31,
	2022	2021
	(In thousands)
Revenues
Americas	$150,556	$160,119
Europe	30,736	29,544
Asia	4,765	5,801
Total	$186,057	$195,464

	As of
	March 31, 2022	December 31, 2021
	(In thousands)
Long-lived assets, as defined
Americas	$75,141	$75,328
Europe	19,917	20,547
Asia	244	186
Total	$95,302	$96,061

16. Cash and Cash Equivalents and Restricted Cash

The following table provides a reconciliation of cash and cash equivalents together with restricted or segregated cash as reported within the Consolidated Statements of Financial Condition to the sum of the same such amounts shown in the Consolidated Statements of Cash Flows.

	Statement of Financial Condition Location	March 31, 2022	December 31, 2021
		(In thousands)
Cash and cash equivalents	Cash and cash equivalents	$364,567	$506,735
Cash segregated for regulatory purposes	Cash segregated under federal regulations	50,187	50,159
Deposits with clearing organizations and broker-dealers	Receivables from broker-dealers, clearing organizations and customers	85,331	68,565
Other deposits	Prepaid expenses and other assets	108	108
Total		$500,193	$625,567

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This report contains certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements may be identified by words such as “expects,” “intends,” “anticipates,” “plans,” “believes,” “seeks,” “estimates,” “will,” or words of similar meaning and include, but are not limited to, statements regarding the outlook for our future business and financial performance. Forward-looking statements are based on management’s current expectations and assumptions, which are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict. It is routine for our internal projections and expectations to change as the year or each quarter in the year progresses, and therefore it should be clearly understood that the internal projections and beliefs upon which we base our expectations may change prior to the end of each quarter or the year. Although these expectations may change, we undertake no obligation to revise or update any forward-looking statements contained in this report, except to the extent required by applicable law. Our company policy is generally to provide our expectations only once per quarter, and not to update that information until the next quarter. Actual future events or results may differ, perhaps materially from those contained in the projections or forward-looking statements. Factors that could cause or contribute to such differences include those discussed below and elsewhere in this report, particularly in the section captioned Part II, Item 1A, “Risk Factors,” and in our Form 10-K for the year ended December 31, 2021, including in Part I, Item 1A, “Risk Factors” and Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Executive Overview

MarketAxess operates leading electronic trading platforms delivering greater trading efficiency, a diversified pool of liquidity and significant cost savings to our clients across the global fixed-income markets. Over 1,900 institutional investor and broker-dealer firms are active users of our patented trading technology to efficiently trade U.S. high-grade bonds, U.S. high-yield bonds, emerging market debt, Eurobonds, municipal bonds, U.S. government bonds and other fixed-income securities. Our award-winning Open Trading marketplace is widely regarded as the preferred all-to-all trading solution in the global credit markets, creating a unique liquidity pool for a broad range of credit market participants. Drawing on a diverse set of trading protocols, including request-for-quote, live order books, sessions-based trading and portfolio trading solutions, as well as our deep data and analytical resources, we believe that we connect the most robust network of participants through an advanced full trading lifecycle solution that also includes automated trading solutions, intelligent data products and a range of post-trade services.

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

We derive revenue from commissions for trades executed on our platforms, information services, post-trade services and other revenues. Our expenses consist of employee compensation and benefits, depreciation and amortization, technology and communication expenses, professional and consulting fees, occupancy, marketing and advertising, clearing costs and general and administrative expenses.

Our objective is to provide the leading global electronic trading platforms for fixed-income securities, connecting broker-dealers and institutional investors more easily and efficiently, while offering a broad array of trading information and technology services to market participants across the trading cycle. The key elements of our strategy are discussed in Part 1, Item 1. “Business – Our Strategy” of our Form 10-K for the year ended December 31, 2021.

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

In the three months ended March 31, 2022, market volumes in U.S. high-grade and U.S. high-yield corporate bonds as reported by FINRA’s Trade Reporting and Compliance Engine (“TRACE”) decreased 6.9% and 7.8%, respectively, compared to the three months ended March 31, 2021. Although we experienced improving credit market conditions in the first quarter 2022 compared to the second half of 2021, with credit spread widening and increased volatility, overall market volumes decreased compared to the elevated levels of the three months ended March 31, 2021.

In February 2022, following Russia's invasion of Ukraine, the U.S., the U.K., and the European Union, among others, have adopted sanctions that, in various ways, prohibit transactions with numerous Russian entities, including major Russian banks, and individuals; limit transactions in Russian sovereign debt; and constrain investment, trade and financing to, from or in certain regions of Ukraine. Although we are monitoring the status of the securities and counterparties that have been affected by these sanctions, we do not currently expect to incur any material losses on trades that were unsettled at the time sanctions were imposed. To the extent the sanctions are further expanded or the war or sanctions have further adverse effects on our markets or the participants on our platforms, our financial position and results of operations may be adversely affected.

As a result of the COVID-19 pandemic (the “Pandemic”), we have continued to experience significant changes in our daily operations. In mid-March 2020, we successfully implemented a global work from home mandate for all our employees and we were able to continue to provide our trading platforms and other services to our clients without interruption. We re-opened our primary offices in the fourth quarter of 2021 with an emphasis on safety and employee wellbeing. While our offices remained open through the Omicron variant surge during the first quarter of 2022, we encouraged our employees to work from home when possible. Our offices are currently open, and we remain confident that we could continue to maintain business continuity and serve our clients if a return to a virtual environment becomes necessary to promote employee and public safety.

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

Regulatory Environment

Our business is subject to extensive regulations in the United States and internationally, which may expose us to significant regulatory risk and cause additional legal costs to ensure compliance. The existing legal framework that governs the financial markets is periodically reviewed and amended, resulting in the enactment and enforcement of new laws and regulations that apply to our business. For example, the SEC recently proposed rules that will expand Regulation ATS and Regulation SCI to alternative trading systems (ATS) that trade government securities and amend the SEC rule regarding the definition of an “exchange” to include Communication Protocol Systems, such as our RFQ protocols. In connection with these proposed rules, we expect that we will have to operate all of our trading protocols in compliance with Regulation ATS. The fixed-income industry has also been grappling with how to comply with Rule 15c2-11 (“Publication or submission of quotations without specified information”) of the Exchange Act, which had not previously been applied to debt securities. The impact of any of these reform efforts on us and our operations remains uncertain.

As a result of the U.K.'s departure from the European Union (“Brexit”), we obtained authorizations from the AFM for our subsidiaries in the Netherlands in 2019. We now provide regulated services to our clients within the E.U. in reliance on the cross-border services passport held by our Dutch subsidiaries. Brexit has led to an ongoing divergence between the U.K. and E.U. financial regulations, which has made it more difficult and costly to comply with the extensive government regulation to which we are subject. The cost and complexity of operating across increasingly divergent regulatory regimes has increased and is likely to continue to increase in the future.

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

For further description of the regulations which may limit our activities, see Part1, Item 1. “Business – Government Regulation” of our Form 10-K for the year ended December 31, 2021.

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

As the overall share of electronic trading grows in global credit products, we are experiencing continued demand for, and growth in, our automated trading solutions. Automated trading volumes rose to $49.3 billion in the first quarter of 2022, up 26.3% from $39.1 billion in the first quarter of 2021. In addition, the use of dealer algorithms is continuing to grow on our platforms, with approximately 5.3 million algorithmic responses in the first quarter of 2022, up 11.6% from the same period last year.

We experience cyber-attacks and attempted data security breaches. Cybersecurity incidents could impact revenue and operating income and increase costs. We therefore continue to make investments in our cybersecurity infrastructure and training of employees, which may result in increased costs, to strengthen our cybersecurity measures.

See also Part 1, Item 1A. - “Risk Factors, Technology, IT Systems and Cybersecurity Risks” of our Form 10-K for the year ended December 31, 2021.

Trends in Our Business

The majority of our revenue is derived from commissions for transactions executed on our platforms between and among our institutional investor and broker-dealer clients and monthly distribution fees. We believe that there are five key variables that impact the notional value of such transactions on our platforms and the amount of commissions and distribution fees earned by us:

•	the number of participants on our platforms and their willingness to use our platforms instead of competitors' platforms or execution methods;
•	the frequency and competitiveness of the price responses by participants on our platforms;
•	the number of markets that are available for our clients to trade on our platforms;
•	the overall level of activity in these markets; and
•	the duration of the bonds trading on our platforms and the level of commissions that we collect for trades executed through the platforms.

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

As further described under “— Critical Factors Affecting our Industry and our Company — Economic, Political and Market Factors” and “— Results of Operations — Three Months Ended March 31, 2022 Compared to Three Months Ended March 31, 2021,” our trading volumes declined compared to the three months ended March 31, 2021.

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

Other, Net. Other, net consists of unrealized gains or losses on trading security investments, realized gains or losses on investments, foreign currency transaction gains or losses, investment advisory fees, credit facility administrative fees, gains or losses on revaluations of contingent consideration payable and other miscellaneous revenues and expenses.

Critical Accounting Estimates

This Management’s Discussion and Analysis of Financial Condition and Results of Operations discusses our Consolidated Financial Statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the reported amounts of income and expenses during the reporting periods. We base our estimates and judgments on historical experience and on various other factors that we believe are reasonable under the circumstances. Actual results may differ from these estimates under varying assumptions or conditions. Critical accounting estimates for us include stock-based compensation and contingent consideration payable.

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

In 2020, annual performance share awards (“PSAs”), and in 2021 and 2022, performance stock units (together with the PSAs, “performance equity awards”) were granted to the executive officers and certain senior managers. Each performance equity award is earned or forfeited based on our level of achievement of certain predetermined metrics, including pre-tax adjusted operating income and market share for the 2020 and 2021 awards, and pre-tax adjusted operating income, U.S. credit market share, and revenue growth for the 2022 awards. The vested share pay-out ranges from zero to 150% for the awards granted in 2020, and zero to 200%, for the awards granted in 2021 and 2022, of the performance equity award target. The number of performance equity awards that vest, if any, will be determined by the level of achievement of the performance metrics during the three-year performance periods, as certified by the Board following the conclusion of the performance period. In addition, participants must provide continued service through the vesting date (subject, to death, disability and, in the case of the awards granted in 2021 and 2022, qualified retirement exceptions). Compensation expense for performance equity awards is measured using the fair value of our stock at the grant date and estimates of future performance and actual share payouts. Each period, we make estimates of the current expected share payouts and adjust the life-to-date compensation expense recognized since the grant date. As of March 31, 2022, a 10% change in the expected final share payouts would increase or decrease the life-to-date compensation expense by $1.7 million. The estimated final share payouts for the 2020 and 2021 awards as of March 31, 2022 decreased 2.7% compared to December 31, 2021.

Contingent consideration payable

In connection with our acquisitions of MuniBrokers and Regulatory Reporting Hub, we recognized contingent consideration payables of up to $49.6 million with payment dates ranging from 18-24 months from the acquisition dates. These contingent consideration payables are classified as Level 3 liabilities in the fair value hierarchy and are valued using unobservable inputs and estimates of various factors, including client retention rates, electronic order flow levels, future license fees we earn and discount rates. Changes in these estimates or the final figures on the payment dates could have an impact on the contingent consideration payable liabilities we record on our balance sheet. As of March 31, 2022, a 10% change in the projected annual subscription and license fees would not have a material impact on the expected contingent consideration payable. Refer to Note 4 to the Consolidated Financial Statements for more information related to the changes in contingent consideration payable during the three months ended March 31, 2022.

Recent Accounting Pronouncements

See Note 2 to the Consolidated Financial Statements for a discussion of recent accounting pronouncements.

Segment Results

We operate electronic platforms for the trading of fixed-income securities and provide related data, analytics, compliance tools and post-trade services. We consider our operations to constitute a single business segment because of the highly integrated nature of these product and services, the financial markets in which we compete and our worldwide business activities. We believe that results by geographic region or client sector are not necessarily meaningful in understanding our business. See Note 15 to the Consolidated Financial Statements for certain geographic information about our business required by GAAP.

Results of Operations

Three Months Ended March 31, 2022 Compared to Three Months Ended March 31, 2021

The following table summarizes our financial results for the three months ended March 31, 2022 and 2021. Results for the three months ended March 31, 2022 include MuniBrokers related revenue of $1.3 million and expenses of $1.8 million, including amortization of acquired intangibles expense of $1.2 million.

	Three Months Ended March 31,
	2022	2021	$ Change	% Change
	($ in thousands, except per share amounts)
Revenues	$186,057	$195,464	$(9,407)	(4.8)%
Expenses	97,953	91,990	5,963	6.5
Operating income	88,104	103,474	(15,370)	(14.9)
Other income (expense)	2,315	(1,673)	3,988	(238.4)
Income before income taxes	90,419	101,801	(11,382)	(11.2)
Provision for income taxes	25,650	21,344	4,306	20.2
Net income	$64,769	$80,457	$(15,688)	(19.5)%

Net income per common share – Diluted	$1.71	$2.11	$(0.40)	(19.0)%

A 2.9% change in the average foreign currency exchange rates of the British pound sterling compared to the U.S. dollar had the effect of decreasing revenues and expenses by $0.8 million and $0.7 million, respectively, for the three months ended March 31, 2022.

Revenues

Our revenues for the three months ended March 31, 2022 and 2021, and the resulting dollar and percentage changes, were as follows:

	Three Months Ended March 31,
	2022		2021
	($ in thousands)
		% of Revenues		% of Revenues	$ Change	% Change
Commissions	$166,113	89.3%	$175,838	90.0%	$(9,725)	(5.5)%
Information services	9,809	5.3	9,162	4.7	647	7.1
Post-trade services	9,912	5.3	10,261	5.2	(349)	(3.4)
Other	223	0.1	203	0.1	20	9.9
Total revenues	$186,057	100.0%	$195,464	100.0%	$(9,407)	(4.8)%

Commissions. Our commission revenues for the three months ended March 31, 2022 and 2021, and the resulting dollar and percentage changes, were as follows:

	Three Months Ended March 31,
	2022	2021	$ Change	% Change
	($ in thousands)
Variable transaction fees
U.S. high-grade	$52,878	$65,356	$(12,478)	(19.1)%
Other credit	75,804	78,899	(3,095)	(3.9)
Total credit	128,682	144,255	(15,573)	(10.8)
Rates	6,191	4,143	2,048	49.4
Total variable transaction fees	134,873	148,398	(13,525)	(9.1)
Distribution fees
U.S. high-grade	23,026	20,970	2,056	9.8
Other credit	8,152	6,404	1,748	27.3
Total credit	31,178	27,374	3,804	13.9
Rates	62	66	(4)	(6.1)
Total distribution fees	31,240	27,440	3,800	13.8
Total commissions	$166,113	$175,838	$(9,725)	(5.5)%

U.S. high-grade variable transaction fees decreased $12.5 million due to a 5.9% decrease in trading volume and a 14.0% decrease in average variable transaction fee per million. Other credit variable transaction fees decreased $3.1 million due to a 6.9% decrease in the average variable transaction fee per million offset by a 3.2% increase in trading volume. Open Trading credit volume totaled $231.6 billion during the three months ended March 31, 2022, down 6.4%, and represented 31.7% and 31.0% of variable transaction fees for the three months ended March 31, 2022 and 2021, respectively. The 49.4% increase in variable transaction fees for rates was mainly attributable to higher U.S. Treasury trading volume.

U.S. high-grade distribution fees increased $2.1 million mainly due to certain dealers moving to higher fixed fee plans and an increase in unused monthly minimum commitment fees. Other credit distribution fees increased $1.7 million mainly due to the migration of certain dealers from all-variable fee plans to plans that incorporate a monthly distribution fee and subscription revenues associated with the MuniBrokers platform of $0.5 million.

Our trading volumes for the three months ended March 31, 2022 and 2021 were as follows:

	Three Months Ended March 31,
	2022	2021	$ Change	% Change
	($ in millions)
Trading volume data
U.S. high-grade – fixed rate	$330,558	$349,815	$(19,257)	(5.5)%
U.S. high-grade – floating rate	11,535	13,626	(2,091)	(15.3)
Total U.S. high grade	342,093	363,441	(21,348)	(5.9)
Other credit	403,718	391,020	12,698	3.2
Total credit	$745,811	$754,461	$(8,650)	(1.1)%

Rates	1,581,234	1,120,868	460,366	41.1%

Number of U.S. Trading Days	62	61
Number of U.K. Trading Days	63	63

For volume reporting purposes, transactions in foreign currencies are converted to U.S. dollars at average monthly rates. The 5.9% decrease in our U.S. high-grade volume was principally due to a decrease in overall market volume. Estimated U.S. high-grade TRACE volume decreased by 6.9% to $1.6 trillion for the three months ended March 31, 2022. Our estimated market share of total U.S. high-grade corporate bond volume increased to 20.7% for the three months ended March 31, 2022 from 20.5% for the three months ended March 31, 2021.

Other credit volumes increased by 3.2% due to increases of 210.0% in municipal bonds volume, which reflects Munibrokers variable subscription related trading volume beginning in the first quarter of 2022, and emerging markets bond volume of 6.8%, offset by decreases of 10.1% in high-yield bond volume and 0.6% in Eurobonds volume. Estimated emerging markets, U.S. high-yield and Eurobond market volumes decreased by 6.4%, 7.8% and 10.8%, respectively, compared to the three months ended March 31, 2021. Rates trading volume increased 41.1% primarily due to an increase in U.S. treasuries dealer-to-dealer estimated average daily trading volume.

Our average variable transaction fee per million for the three months ended March 31, 2022 and 2021 was as follows:

	Three Months Ended March 31,
	2022	2021	$ Change	% Change
Average variable transaction fee per million
U.S. high-grade – fixed rate	$158.16	$185.07	$(26.91)	(14.5)%
U.S. high-grade – floating rate	51.74	45.11	6.63	14.7
Total U.S. high-grade	154.57	179.83	(25.26)	(14.0)
Other credit	187.76	201.78	(14.02)	(6.9)
Total credit	172.54	191.20	(18.66)	(9.8)

Rates	3.92	3.70	0.22	5.9

Total U.S. high-grade average variable transaction fee per million decreased 14.0% to $154.57 per million for the three months ended March 31, 2022 due to a decrease in the duration of bonds traded on our platforms. Other credit average variable transaction fee per million decreased 6.9% to $187.76 per million for the three months ended March 31, 2022 mainly due to a larger percentage of trading volume in emerging market bonds that command lower fees per million and dealer migration to fixed-distribution fee plans that command lower transaction fees.

Information Services. Information services revenue increased $0.6 million for the three months ended March 31, 2022 mainly due to net new data contract revenue.

Post-Trade Services. Post-trade services revenue decreased $0.3 million for the three months ended March 31, 2022 principally due to the negative impact of foreign exchange of $0.2 million.

Expenses

The following table summarizes our expenses for the three months ended March 31, 2022 and 2021. Expenses for the three months ended March 31, 2022 include $1.8 million of expenses related to MuniBrokers, including amortization of acquired intangibles expense of $1.2 million.

	Three Months Ended March 31,
	2022	2021	$ Change	% Change
	($ in thousands)
Expenses
Employee compensation and benefits	$47,756	$48,088	$(332)	(0.7)%
Depreciation and amortization	15,174	11,779	3,395	28.8
Technology and communications	12,192	10,036	2,156	21.5
Professional and consulting fees	9,621	9,640	(19)	(0.2)
Occupancy	3,387	3,317	70	2.1
Marketing and advertising	1,789	1,204	585	48.6
Clearing costs	4,575	4,694	(119)	(2.5)
General and administrative	3,459	3,232	227	7.0
Total expenses	$97,953	$91,990	$5,963	6.5%

Employee compensation and benefits decreased by $0.3 million, primarily due lower employee incentive compensation of $1.3 million, which is impacted by operating performance, and stock‑based compensation of $0.3 million, offset by higher salaries, taxes and benefits of $1.3 million on higher employee headcount.

Depreciation and amortization increased by $3.4 million primarily due to higher amortization of acquired intangibles expense of $1.4 million and amortization of software development costs of $1.8 million. For the three months ended March 31, 2022 and 2021, $1.4 million and $4.3 million, respectively, of equipment purchases and leasehold improvements and $9.4 million and $8.1 million, respectively, of software development costs were capitalized.

Technology and communications expenses increased by $2.2 million primarily due to higher software subscription costs of $1.0 million, higher cloud hosting costs of $0.5 million, higher market data costs of $0.3 million and higher platform technology licensing costs of $0.2 million.

Marketing and advertising expense increased $0.6 million due to increasing advertising and travel and entertainment costs which had been reduced due to the Pandemic.

Clearing costs decreased by $0.1 million primarily due to lower Open Trading credit volumes compared to the three months ended March 31, 2021. Clearing costs as a percentage of Open Trading matched principal trading revenue from credit products were 7.2% and 7.3% for the three months ended March 31, 2022 and 2021, respectively. U.S. Treasuries matched principal clearing costs increased $0.2 million due to higher U.S. Treasuries volume.

Other Income (Expense)

Our other income (expense) for the three months ended March 31, 2022 and 2021, and the resulting dollar and percentage changes, were as follows:

	Three Months Ended March 31,
	2022	2021	$ Change	% Change
	($ in thousands)
Investment income	$59	$107	$(48)	(44.9)%
Interest expense	(173)	(191)	18	(9.4)
Other, net	2,429	(1,589)	4,018	(252.9)
Total other income (expense)	$2,315	$(1,673)	$3,988	(238.4)%

Other, net increased by $4.0 million primarily due to a gain of $1.6 million on the revaluation of contingent consideration payable, higher foreign exchange gains of $1.8 million and lower credit facility administration costs of $0.3 million.

Provision for Income Taxes

The provision for income taxes and effective tax rate for the three months ended March 31, 2022 and 2021 were as follows:

	Three Months Ended March 31,
	2022	2021	$ Change	% Change
	($ in thousands)
Provision for income taxes	$25,650	$21,344	$4,306	20.2%

Effective tax rate	28.4%	21.0%

The provision for income taxes reflected $0.1 million and $4.0 million of excess tax benefits related to share-based compensation awards that vested or were exercised during the three months ended March 31, 2022 and 2021, respectively. The provision for income taxes for the three months ended March 31, 2022 also reflected $3.2 million of expense related to a settlement with the New York State tax authorities to resolve the 2010 to 2014 audits. Our consolidated effective tax rate can vary from period to period depending on the geographic mix of our earnings, changes in tax legislation and tax rates and the amount and timing of excess tax benefits related to share-based payments, among other factors.

Liquidity and Capital Resources

During the three months ended March 31, 2022, we have met our funding requirements through cash on hand, internally generated funds and short-term borrowings. Cash and cash equivalents and investments totaled $400.4 million as of March 31, 2022. Our investments are generally invested in U.S. treasury securities. We limit the amounts that can be invested in any single issuer and invest in short- to intermediate-term instruments whose fair values are less sensitive to interest rate changes.

In October 2021, we entered into the 2021 Credit Agreement provided by a syndicate of lenders and JPMorgan Chase Bank, N.A., as administrative agent, that provides aggregate commitments totaling $500.0 million, consisting of a revolving credit facility and a $5.0 million letter of credit sub-limit for standby letters of credit. The 2021 Credit Agreement replaced the 2020 Credit Agreement and will mature on October 15, 2024, with our option to request up to two additional 364-day extensions at the discretion of each lender and subject to customary conditions. As of March 31, 2022, we had $1.0 million in letters of credit outstanding and $499.0 million in available borrowing capacity under the 2021 Credit Agreement. The 2021 Credit Agreement requires that we satisfy certain covenants, which include a leverage ratio. We were in compliance with all applicable covenants at March 31, 2022. See Note 11 to the Consolidated Financial Statements for a discussion of the 2021 Credit Agreement.

In connection with its self-clearing operations, our U.S. broker-dealer subsidiary entered into an agreement (the “Collateralized Agreement”) with its settlement bank to provide loans up to an aggregate of $200.0 million on an uncommitted basis. Borrowings under the Collateralized Agreement are collateralized by securities pledged by the U.S. broker-dealer subsidiary to the settlement bank, subject to applicable haircuts and concentration limits. As of March 31, 2022, the U.S. broker-dealer subsidiary had no borrowings outstanding and $200.0 million in available borrowing capacity under the Collateralized Agreement. See Note 11 to the Consolidated Financial Statements for a discussion of the Collateralized Agreement.

Under arrangements with their settlement banks, certain of our U.S. and U.K. operating subsidiaries may receive overnight financing in the form of bank overdrafts. As of March 31, 2022, we had no overdrafts payable outstanding.

As a result of our self-clearing and settlement activities, we are required to finance certain transactions, maintain deposits with various clearing organizations and clearing broker-dealers and maintain a special reserve bank account for the benefit of customers pursuant to Rule 15c3-3 of the Exchange Act. As of March 31, 2022, the aggregate amount of the positions financed, deposits and customer reserve balances associated with our self-clearing and settlement activities was $311.9 million. These requirements can fluctuate based on trading activity, market volatility or other factors which may impact our liquidity or require us to use our capital resources.

Our cash flows were as follows:

	Three Months Ended March 31,
	2022	2021	$ Change	% Change
	($ in thousands)
Net cash (used in) operating activities	$(23,730)	$(23,159)	$(571)	2.5%
Net cash (used in) investing activities	(10,821)	(12,332)	1,511	(12.3)
Net cash (used in) financing activities	(86,467)	(18,850)	(67,617)	358.7
Effect of exchange rate changes on cash and cash equivalents	(4,356)	(1,027)	(3,329)	324.1
Net decrease for the period	$(125,374)	$(55,368)	$(70,006)	126.4%

The $0.6 million decrease in net cash flows from operating activities was primarily due to lower net income of $15.7 million, an increase in accounts receivable and prepaid expenses of $9.3 million, lower proceeds from net sales of trading investments of $5.5 million, a gain on revaluation of contingent consideration payable of $1.6 million and a decrease in accounts payable and other liabilities of $0.7 million, offset by an increase in the change in net receivables from broker-dealers, clearing organizations and customers associated with our clearing activities of $28.7 million and higher depreciation and amortization of $3.4 million.

The $1.5 million increase in net cash flows from investing activities was primarily due to a decrease in purchases of furniture, equipment and leasehold improvements of $2.9 million offset by an increase in capitalization of software costs of $1.4 million.

The $67.6 million decrease in net cash flows from financing activities was principally due to an increase in repurchases of common stock of $38.3 million, lower proceeds from short-term borrowings of $34.3 million and higher cash dividends paid on common stock of $2.0 million, offset by a decrease in withholding tax payments on restricted stock vesting and stock option exercises of $7.1 million.

Past trends of cash flows are not necessarily indicative of future cash flow levels. A decrease in cash flows may have a material adverse effect on our liquidity, business and financial condition.

Other Factors Influencing Liquidity and Capital Resources

We believe that our current resources are adequate to meet our liquidity needs and requirements, including commitments for capital expenditures, in the short-term (during the next 12 months). However, our future liquidity and capital requirements will depend on a number of factors, including liquidity requirements associated with our self-clearing operations and expenses associated with product development and expansion and new business opportunities that are intended to further diversify our revenue stream. We may also acquire or invest in technologies, business ventures or products that are complementary to our business. In the event we require any additional financing, it will take the form of equity or debt financing. Any additional equity offerings may result in dilution to our stockholders. Any debt financings, if available at all, may involve restrictive covenants with respect to dividends, issuances of additional capital and other financial and operational matters related to our business. In addition, in the long-term (beyond 12 months), we believe our liquidity needs and requirements will be affected by the factors discussed above.

Certain of our U.S. subsidiaries are registered as a broker-dealer or a SEF and therefore are subject to the applicable rules and regulations of the SEC, FINRA and the CFTC. These rules contain minimum net capital requirements, as defined in the applicable regulations, and also may require that a significant part of the registrants’ assets be kept in relatively liquid form. Certain of our foreign subsidiaries are regulated by the FCA in the U.K. or other foreign regulators and must maintain financial resources, as defined in the applicable regulations, in excess of the applicable financial resources requirement. As of March 31, 2022, each of our subsidiaries that are subject to these regulations had net capital or financial resources in excess of their minimum requirements. As of March 31, 2022, our subsidiaries maintained aggregate net capital and financial resources that were $567.3 million in excess of the required levels of $24.2 million.

Each of our U.S. and foreign regulated subsidiaries are subject to local regulations which generally prohibit repayment of borrowings from our affiliates, paying cash dividends, making loans to our affiliates or otherwise entering into transactions that result in a significant reduction in regulatory net capital or financial resources without prior notification to or approval from such regulated entity’s principal regulator. As of March 31, 2022, the amount of unrestricted cash held by our non-U.S. subsidiaries was $152.2 million.

We execute bond transactions between our institutional investor and broker-dealer clients on a matched principal basis by serving as counterparty to both the buyer and the seller in trades. Our U.S. broker-dealer subsidiary operates under a self-clearing model for the settlement of such transactions. Our subsidiaries also settle their transactions through third-party clearing brokers or settlement agents. Settlement typically occurs within one to two trading days after the trade date. Cash settlement of the transaction occurs upon receipt or delivery of the underlying instrument that was traded. Under both the self-clearing and the third-party clearing models, we may be exposed to credit risk in the event a counterparty does not fulfill its obligation to complete a transaction or if there is an error in executing a matched principal transaction. Pursuant to the terms of the securities clearing agreements, each third-party clearing broker has the right to charge us for any losses they suffer resulting from a counterparty’s failure on any of our trades. We did not record any liabilities or losses with regard to counterparty failures for the three months ended March 31, 2022 and 2021. Substantially all of our open securities failed-to-deliver and securities failed-to-receive transactions as of March 31, 2022 have subsequently settled at the contractual amounts.

In the normal course of business, we enter into contracts that contain a variety of representations, warranties and indemnification provisions. Our maximum exposure from any claims under these arrangements is unknown, as this would involve claims that have not yet occurred. However, based on past experience, we expect the risk of material loss to be remote.

We have operating leases for corporate offices with initial lease terms ranging from one year to 15 years. We have total future contractual rent payments on these leases of $120.1 million, with $10.8 million due within the next 12 months and $109.3 million due beyond 12 months.

In January 2021, our Board authorized a new share repurchase program for up to $100.0 million that commenced in April 2021 and was exhausted in January 2022. In January 2022, our Board authorized a new share repurchase program for up to $150.0 million that commenced in March 2022. Shares repurchased under each program will be held in treasury for future use.

In April 2022, our Board of Directors approved a quarterly cash dividend of $0.70 per share payable on May 18, 2022 to stockholders of record as of the close of business on May 4, 2022. Any future declaration and payment of dividends will be at the sole discretion of our Board of Directors. Our Board of Directors may take into account such matters as general business conditions, our financial results, capital requirements, contractual obligations, legal, and regulatory restrictions on the payment of dividends to our stockholders or by our subsidiaries to their respective parent entities, and any such other factors as the Board of Directors may deem relevant.

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

The table set forth below presents a reconciliation of our net income to EBITDA:

	Three Months Ended March 31,
	2022	2021
	($ in thousands)
Net income	$64,769	$80,457
Add back:
Interest expense	173	191
Provision for income taxes	25,650	21,344
Depreciation and amortization	15,174	11,779
Earnings before interest, taxes, depreciation and amortization	$105,766	$113,771

The table set forth below presents a reconciliation of our cash flow from operating activities to free cash flow:

	Three Months Ended March 31,
	2022	2021
	($ in thousands)
Net cash (used in) operating activities	$(23,730)	$(23,159)
Exclude: Net change in trading investments	—	(5,495)
Exclude: Net change in fail-to-deliver/receive from broker-dealers, clearing organizations and customers	68,542	93,370
Less: Purchases of furniture, equipment and leasehold improvements	(1,396)	(4,257)
Less: Capitalization of software development costs	(9,425)	(8,075)
Free Cash Flow	$33,991	$52,384

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

As of March 31, 2022, we had $24.6 million of investments in U.S Treasuries that were classified as trading securities. Adverse movements, such as a 10% decrease in the value of these securities or a downturn or disruption in the markets for these securities, could result in a substantial loss. In addition, principal gains and losses resulting from these securities could on occasion have a disproportionate effect, positive or negative, on our financial condition and results of operations for any particular reporting period.

Interest Rate Risk

Interest rate risk represents our exposure to interest rate changes with respect to our cash, cash equivalents and investments. As of March 31, 2022, our cash and cash equivalents amounted to $364.6 million. A hypothetical 10 basis point increase in interest rates would increase our interest income by approximately $0.4 million, assuming no change in the amount or composition of our cash and cash equivalents.

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

During the twelve months ended March 31, 2022, approximately 17.5% of our revenue and 30.6% of our expenses were denominated in currencies other than the U.S. dollar, most notably the British Pound Sterling. Based on actual results over the past year, a hypothetical 10% increase or decrease in the U.S. dollar against all other currencies would have increased or decreased revenue by approximately $12.0 million and operating expenses by approximately $11.1 million.

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

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures. Our management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our “disclosure controls and procedures,” as that term is defined in Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Exchange Act, as of March 31, 2022. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective to ensure that information required to be disclosed by MarketAxess in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and to ensure that information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

(b) Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2022 identified in connection with the evaluation thereof by our management, including the Chief Executive Officer and Chief Financial Officer, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

There have been no material changes in our risk factors from those disclosed in our most recent Form 10-K for the year ended December 31, 2021. For a discussion of the risk factors affecting the Company, see “Risk Factors” in Part I, Item 1A of our 2021 Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

During the quarter ended March 31, 2022, we repurchased the following shares of common stock:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
				(In thousands)
January 1, 2022 - January 31, 2022	132,887	$375.74	97,939	$—
February 1, 2022 - February 28, 2022	21,304	377.98	—	—
March 1, 2022 - March 31, 2022	3,575	348.09	3,575	148,756
Total	157,766	$375.41	101,514

During the three months ended March 31, 2022, we repurchased 157,766 shares of common stock. The repurchases included 101,514 shares repurchased in connection with our share repurchase program and 56,252 shares surrendered by employees to us to satisfy the withholding tax obligations upon the exercise of stock options and vesting of restricted shares.

In January 2021, our Board of Directors authorized a new share repurchase program for up to $100.0 million that commenced in April 2021 and was exhausted in January 2022. In January 2022, our Board of Directors authorized a new share repurchase program for up to $150.0 million that commenced in March 2022. Shares repurchased under each program will be held in treasury for future use.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Listing:

Number	Description
10.1*	Form of 2022 Restricted Stock Unit Agreement (Deferred) for Mr. McVey pursuant to the MarketAxess Holdings Inc. 2020 Equity Incentive Plan#
10.2*	Form of 2022 Performance Stock Unit Agreement (Non-Deferred) for Mr. McVey pursuant to the MarketAxess Holdings Inc. 2020 Equity Incentive Plan#
10.3*	Form of 2022 Incentive Stock Option Agreement for Mr. McVey pursuant to the MarketAxess Holdings Inc. 2020 Equity Incentive Plan#
10.4*	Form of 2022 Restricted Stock Unit Agreement (Non-Deferred) for U.S. based Executive Officers other than Mr. McVey pursuant to the MarketAxess Holdings Inc. 2020 Equity Incentive Plan#
10.5*	Form of 2022 Performance Stock Unit Agreement (Non-Deferred) for U.S. based Executive Officers other than Mr. McVey pursuant to the MarketAxess Holdings Inc. 2020 Equity Incentive Plan#
10.6*	Form of 2022 Incentive Stock Option Agreement for U.S. based Executive Officers other than Mr. McVey pursuant to the MarketAxess Holdings Inc. 2020 Equity Incentive Plan#
10.7*	Form of 2022 Restricted Stock Unit Agreement for U.K. based Executive Officers pursuant to the MarketAxess Holdings Inc. 2020 Equity Incentive Plan#
10.8*	Form of 2022 Performance Stock Unit Agreement for U.K. based Executive Officers pursuant to the MarketAxess Holdings Inc. 2020 Equity Incentive Plan#
10.9*	Form of Restricted Stock Unit (Buyout) for Naineshkumar Panchal pursuant to the MarketAxess Holdings Inc. 2020 Equity Incentive Plan#
10.10*	Consulting Services Agreement, dated as of February 1, 2022, by and between MarketAxess Corporation and Antonio DeLise#†
10.11*	Side Letter Agreement, dated as of February 1, 2022, by and between MarketAxess Holdings Inc. and Antonio DeLise#
31.1*	Certification by Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification by Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
104	The cover page from the Company’s Quarterly report on Form 10-Q for the quarter ended March 31, 2022 has been formatted in Inline XBRL and is included in Exhibits 101.

*	Filed herewith.
#	Management contract or compensatory plan or agreement.
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

MARKETAXESS HOLDINGS INC.

Date: April 27, 2022	By:	/s/ RICHARD M. MCVEY
Richard M. McVey
Chief Executive Officer
(principal executive officer)

Date: April 27, 2022	By:	/s/ CHRISTOPHER N. GEROSA
Christopher N. Gerosa
Chief Financial Officer
(principal financial and accounting officer)