Form 10-Q
period 2022-06-30
MARKETAXESS HOLDINGS INC
filed 2022-07-27
CIK 1278021

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

or

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

As of July 22, 2022, the number of shares of the Registrant’s voting common stock outstanding was 37,640,008.

MARKETAXESS HOLDINGS INC.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2022

PART I — Financial Information

Item 1. Financial Statements

MARKETAXESS HOLDINGS INC.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Unaudited)

	As of
	June 30, 2022	December 31, 2021
	(In thousands, except share and per share amounts)
ASSETS
Cash and cash equivalents	$290,544	$506,735
Cash segregated under federal regulations	50,276	50,159
Investments, at fair value	34,297	36,078
Accounts receivable, net of allowance of $193 and $140 as of June 30, 2022 and December 31, 2021, respectively	87,475	63,881
Receivables from broker-dealers, clearing organizations and customers	617,817	408,346
Goodwill	154,789	154,789
Intangible assets, net of accumulated amortization	105,607	116,377
Furniture, equipment, leasehold improvements and capitalized software, net of accumulated depreciation and amortization	93,255	96,061
Operating lease right-of-use assets	68,602	70,960
Prepaid expenses and other assets	65,048	27,066
Total assets	$1,567,710	$1,530,452

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Accrued employee compensation	$35,685	$59,719
Payables to broker-dealers, clearing organizations and customers	375,211	229,325
Income and other tax liabilities	27,660	40,456
Accounts payable, accrued expenses and other liabilities	42,797	71,218
Operating lease liabilities	85,555	88,425
Total liabilities	566,908	489,143

Commitments and Contingencies (Note 13)

Stockholders' equity
Preferred stock, $0.001 par value, 4,855,000 shares authorized, no shares issued and outstanding as of June 30, 2022 and December 31, 2021	—	—
Series A Preferred Stock, $0.001 par value, 110,000 shares authorized, no shares issued and outstanding as of June 30, 2022 and December 31, 2021	—	—
Common stock voting, $0.003 par value, 110,000,000 shares authorized, 40,910,520 shares and 40,911,506 shares issued and 37,640,008 shares and 37,918,956 shares outstanding as of June 30, 2022 and December 31, 2021, respectively	123	123
Common stock non-voting, $0.003 par value, 10,000,000 shares authorized, no shares issued and outstanding as of June 30, 2022 and December 31, 2021	—	—
Additional paid-in capital	325,047	330,262
Treasury stock – Common stock voting, at cost, 3,270,512 shares and 2,992,550 shares as of June 30, 2022 and December 31, 2021, respectively	(320,252)	(232,712)
Retained earnings	1,035,723	956,966
Accumulated other comprehensive loss	(39,839)	(13,330)
Total stockholders' equity	1,000,802	1,041,309
Total liabilities and stockholders' equity	$1,567,710	$1,530,452

The accompanying notes are an integral part of these consolidated financial statements.

MARKETAXESS HOLDINGS INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(In thousands, except per share amounts)
Revenues
Commissions	$163,463	$156,431	$329,576	$332,269
Information services	9,396	9,844	19,205	19,006
Post-trade services	9,144	9,848	19,056	20,109
Other	226	211	449	414
Total revenues	182,229	176,334	368,286	371,798

Expenses
Employee compensation and benefits	45,435	40,732	93,191	88,820
Depreciation and amortization	15,240	13,097	30,414	24,876
Technology and communications	12,490	10,544	24,682	20,580
Professional and consulting fees	8,920	10,704	18,541	20,344
Occupancy	3,700	3,300	7,087	6,617
Marketing and advertising	2,949	3,128	4,738	4,332
Clearing costs	4,263	4,372	8,838	9,066
General and administrative	4,444	3,280	7,903	6,512
Total expenses	97,441	89,157	195,394	181,147
Operating income	84,788	87,177	172,892	190,651
Other income (expense)
Investment income	254	107	313	214
Interest expense	(337)	(171)	(510)	(362)
Equity in earnings of unconsolidated affiliate	191	—	191	—
Other, net	4,682	(1,060)	7,111	(2,649)
Total other income (expense)	4,790	(1,124)	7,105	(2,797)
Income before income taxes	89,578	86,053	179,997	187,854
Provision for income taxes	22,656	18,765	48,306	40,109
Net income	$66,922	$67,288	$131,691	$147,745

Net income per common share
Basic	$1.78	$1.79	$3.52	$3.94
Diluted	$1.78	$1.77	$3.49	$3.87

Cash dividends declared per common share	$0.70	$0.66	$1.40	$1.32

Weighted average shares outstanding
Basic	37,529	37,508	37,456	37,489
Diluted	37,608	38,104	37,716	38,129

The accompanying notes are an integral part of these consolidated financial statements.

MARKETAXESS HOLDINGS INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(In thousands)
Net income	$66,922	$67,288	$131,691	$147,745
Net cumulative translation adjustment and foreign currency exchange hedge, net of tax of $0, $(133), $0, and $(546), respectively	(21,458)	1,138	(26,509)	(794)
Comprehensive income	$45,464	$68,426	$105,182	$146,951

The accompanying notes are an integral part of these consolidated financial statements.

MARKETAXESS HOLDINGS INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

	Common Stock Voting	Additional Paid-In Capital	Treasury Stock – Common Stock Voting	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
	(In thousands, except per share amounts)
Balance at January 1, 2022	$123	$330,262	$(232,712)	$956,966	$(13,330)	$1,041,309
Net income	—	—	—	64,769	—	64,769
Cumulative translation adjustment	—	—	—	—	(5,051)	(5,051)
Stock-based compensation	—	8,099	—	—	—	8,099
Exercise of stock options	—	50	—	—	—	50
Withholding tax payments on restricted stock vesting and stock option exercises	—	(20,292)	—	—	—	(20,292)
Repurchases of common stock	—	—	(38,800)	—	—	(38,800)
Cash dividend on common stock ($0.70 per share)	—	—	—	(26,543)	—	(26,543)
Balance at March 31, 2022	123	318,119	(271,512)	995,192	(18,381)	1,023,541
Net income	—	—	—	66,922	—	66,922
Cumulative translation adjustment	—	—	—	—	(21,458)	(21,458)
Stock-based compensation	—	6,503	—	—	—	6,503
Exercise of stock options	—	86	—	—	—	86
Withholding tax payments on restricted stock vesting and stock option exercises	—	339	—	—	—	339
Repurchases of common stock	—	—	(48,740)	—	—	(48,740)
Cash dividend on common stock ($0.70 per share)	—	—	—	(26,391)	—	(26,391)
Balance at June 30, 2022	$123	$325,047	$(320,252)	$1,035,723	$(39,839)	$1,000,802

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

MARKETAXESS HOLDINGS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2022	2021
	(In thousands)
Cash flows from operating activities
Net income	$131,691	$147,745
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	30,414	24,876
Amortization of operating lease right-of-use assets	2,999	3,368
Stock-based compensation expense	14,602	13,558
Deferred taxes	(2,164)	1,600
Other	(1,068)	(176)
Changes in operating assets and liabilities:
(Increase) in accounts receivable	(23,728)	(7,434)
(Increase) in receivables from broker-dealers, clearing organizations and customers	(190,074)	(211,434)
(Increase) in prepaid expenses and other assets	(3,632)	(4,624)
Decrease in trading investments	—	(5,569)
Decrease (increase) in mutual funds held in rabbi trust	1,336	(1,960)
(Decrease) in accrued employee compensation	(24,034)	(23,048)
Increase in payables to broker-dealers, clearing organizations and customers	145,886	144,977
(Decrease) in income and other tax liabilities	(10,175)	(3,101)
Increase (decrease) in accounts payable, accrued expenses and other liabilities	1,141	(1,479)
(Decrease) in operating lease liabilities	(3,287)	(3,732)
Net cash provided by operating activities	69,907	73,567
Cash flows from investing activities
Acquisitions, net of cash and cash equivalents acquired	—	(17,078)
Acquisition of equity method investment	(34,400)	—
Purchases of furniture, equipment and leasehold improvements	(2,681)	(9,809)
Capitalization of software development costs	(18,561)	(16,459)
Net cash (used in) investing activities	(55,642)	(43,346)
Cash flows from financing activities
Cash dividend on common stock	(53,527)	(50,238)
Exercise of stock options	136	4,665
Withholding tax payments on restricted stock vesting and stock option exercises	(19,953)	(34,282)
Repurchases of common stock	(87,540)	(13,956)
Payment of contingent consideration	(26,164)	—
Proceeds from short-term borrowings	100,000	70,348
Repayments of short-term borrowings	(100,000)	(69,302)
Net cash (used in) financing activities	(187,048)	(92,765)
Effect of exchange rate changes on cash and cash equivalents	(23,894)	(263)
Cash and cash equivalents including restricted cash
Net decrease for the period	(196,677)	(62,807)
Beginning of period	625,567	608,050
End of period	$428,890	$545,243

Supplemental cash flow information
Cash paid for income taxes	$47,991	$36,798
Cash paid for interest	429	362
Non-cash activity
Contingent consideration payable recognized in connection with acquisitions	—	22,450
Exercise of stock options - cashless	—	2,750
Operating lease right-of-use assets obtained in exchange for operating lease liabilities	1,651	1,208

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

Allowance for Credit Losses

All accounts receivable have contractual maturities of less than one year and are derived from trading-related fees and commissions and revenues from products and services. The Company continually monitors collections and payments from its customers and maintains an allowance for doubtful accounts. The allowance for credit losses is based on an estimate of the amount of potential credit losses in existing accounts receivable, as determined from a review of aging schedules, past due balances, historical collection experience and other specific collection issues that have been identified. Account balances are grouped for evaluation based on various risk characteristics, including billing type, legal entity, and geographic region. Additions to the allowance for credit losses are charged to bad debt expense, which is included in general and administrative expense in the Company’s Consolidated Statements of Operations. Balances that are determined to be uncollectable are written off against the allowance for credit losses. The allowance for credit losses was immaterial as of June 30, 2022 and December 31, 2021.

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

Cloud Computing Costs

The Company capitalizes certain costs associated with cloud computing arrangements, including, among other items, employee compensation and related benefits and third party consulting costs that are part of the application development stage. These costs are recorded as a prepaid asset on the Consolidated Statement of Financial Condition and are amortized over the period of the hosting service contract, which ranges from one to five years. The Company reviews the amounts capitalized for impairment whenever events or changes in circumstances indicate that the carrying amounts of the assets may not be recoverable.

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

For Open Trading trades that the Company executes between and among institutional investor and broker-dealer clients on a matched principal basis by serving as counterparty to both the buyer and the seller, the Company earns its commission through the difference in price between the two trades. The commission is collected upon settlement of the trade, which typically occurs within one to two trading days after the trade date. For the majority of the Company’s U.S. Treasury matched principal trades, commissions are invoiced and recorded on a monthly basis. The following table presents commission revenue by fee type:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(In thousands)
Commission revenue by fee type
Variable transaction fees
Disclosed trading	$84,686	$84,581	$171,753	$183,399
Open Trading – matched principal trading	42,624	39,881	85,615	86,201
U.S. Treasuries – matched principal trading	4,512	2,637	9,327	5,897
Total variable transaction fees	131,822	127,099	266,695	275,497
Distribution fees and unused minimum fees	31,641	29,332	62,881	56,772
Total commissions	$163,463	$156,431	$329,576	$332,269

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(In thousands)
Information services revenue by timing of recognition
Services transferred over time	$9,223	$9,512	$18,708	$18,557
Services transferred at a point in time	173	332	497	449
Total information services revenues	$9,396	$9,844	$19,205	$19,006

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(In thousands)
Post-trade services revenue by timing of recognition
Services transferred over time	$9,143	$9,848	$19,014	$20,100
Services transferred at a point in time	1	—	42	9
Total post-trade services revenues	$9,144	$9,848	$19,056	$20,109

Other revenues – Other revenues primarily includes revenue from telecommunications line charges to broker-dealer clients.

Contract liabilities consist of deferred revenues that the Company records when cash payments are received or due in advance of services to be performed. The revenue recognized from contract liabilities and the remaining balance is shown below:

	December 31, 2021	Payments received in advance of services to be performed	Revenue recognized for services performed during the period	Foreign Currency Translation	June 30, 2022
	(In thousands)
Information services	$3,528	$4,948	$(5,455)	$—	$3,021
Post-trade services	720	8,167	(7,491)	(72)	1,324
Total deferred revenue	$4,248	$13,115	$(12,946)	$(72)	$4,345

The majority of the Company’s contracts are short-term in nature with durations of less than one year. For contracts with original durations extending beyond one year, the aggregate amount of the transaction price allocated to remaining performance obligations was $20.0 million as of June 30, 2022. The Company expects to recognize revenue associated with the remaining performance obligations over the next 28 months.

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

Equity Investments and Consolidation

The Company evaluates equity investments for potential consolidation under the voting-interest or variable-interest models. The Company consolidates investees over which the Company determines it has control under the voting interest model, generally greater than 50% ownership, or for which the Company is the primary beneficiary under the variable-interest model. The Company uses the equity method of accounting when it exercises significant influence over the investee, but does not have operating control, generally between 20% and 50% ownership. Under the equity method of accounting, original investments are recorded at cost in prepaid expenses and other assets on the Consolidated Statements of Financial Condition and adjusted by the Company’s proportionate share of the investees’ undistributed earnings or losses. Equity investments are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the investment may not be recoverable.

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

3. Regulatory Capital Requirements

Certain U.S. subsidiaries of the Company are registered as a broker-dealer or swap execution facility (“SEF”) and therefore are subject to the applicable rules and regulations of the SEC, the Financial Industry Regulatory Authority (“FINRA”) and the Commodity Futures Trading Commission (“CFTC”). These rules contain minimum net capital requirements, as defined in the applicable regulations, and also may require that a significant part of the registrants’ assets be kept in relatively liquid form. Certain of the Company’s foreign subsidiaries are regulated by the Financial Conduct Authority (“FCA”) in the U.K. or other foreign regulators and must maintain financial resources, as defined in the applicable regulations, in excess of the applicable financial resources requirement. As of June 30, 2022, each of the Company’s subsidiaries that are subject to these regulations had net capital or financial resources in excess of their minimum requirements. As of June 30, 2022, the Company’s subsidiaries maintained aggregate net capital and financial resources that were $477.8 million in excess of the required levels of $21.7 million.

The Company’s U.S. broker-dealer subsidiary is required to segregate funds in a special reserve bank account for the benefit of customers pursuant to Rule 15c3-3 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). As of June 30, 2022, the U.S. broker-dealer subsidiary had a balance of $50.3 million in its special reserve bank account. This U.S. broker-dealer subsidiary also maintained net capital that was $292.9 million in excess of the required level of $4.8 million.

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

4. Fair Value Measurements

The following table summarizes the valuation of the Company’s assets and liabilities measured at fair value as categorized based on the hierarchy described in Note 2:

	Level 1	Level 2	Level 3	Total
	(In thousands)
As of June 30, 2022
Assets
Money market funds	$12,275	$—	$—	$12,275
Trading securities
U.S. Treasuries	—	24,438	—	24,438
Mutual funds held in rabbi trust	—	9,859	—	9,859
Total assets	$12,275	$34,297	$—	$46,572

Liabilities
Contingent consideration payable	$—	$—	$12,121	$12,121

As of December 31, 2021
Assets
Money market funds	$14,206	$—	$—	$14,206
Trading securities
U.S. Treasuries	—	24,883	—	24,883
Mutual funds held in rabbi trust	—	11,195	—	11,195
Total assets	$14,206	$36,078	$—	$50,284

Liabilities
Contingent consideration payable	$—	$—	$41,090	$41,090

Securities classified within Level 2 were valued using a market approach utilizing prices and other relevant information generated by market transactions involving comparable assets. The mutual funds held in a rabbi trust represent investments associated with the Company’s deferred cash incentive plan.

Liabilities classified within Level 3 reflect contingent consideration payable recognized in connection with acquisitions. Significant unobservable inputs used in the valuation of contingent consideration payable include estimates of client retention, electronic trading volume and variable fees over periods of 18 to 24 months from the acquisition dates. The following table summarizes the change in the Company's Level 3 liabilities for the six months ended June 30, 2022:

	December 31, 2021	Payments	Unrealized (Gain)/Loss	Realized (Gain)/Loss	Foreign Currency Translation	June 30, 2022
	(In thousands)
Contingent consideration payable	$41,090	$(26,164)	$313	$(1,769)	$(1,349)	$12,121

The table below presents the range and average significant unobservable inputs used in the valuation of the Company's Level 3 liabilities:

	Valuation Technique	Unobservable Inputs	Range	Average
	($ in thousands)
As of June 30, 2022
Contingent consideration payable	Discounted cash flows	Present value factor	0.97	0.97
		April 2022-March 2023 variable fee	$3,556 - $5,658	$4,607
		Percentage of electronic trading volume	86.0% - 96.6%	91.3%

As of December 31, 2021
Contingent consideration payable	Discounted cash flows	Present value factor	0.95 - 1	0.98
		Customer retention rate	84.0%	84.0%
		April 2021-March 2022 variable fee	$2,703 - $3,086	$2,895
		Percentage of electronic trading volume	86.0% - 96.6%	91.3%

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

	Carrying Value	Fair Value	Level 1	Level 2	Level 3	Total
	(In thousands)
As of June 30, 2022
Financial assets not measured at fair value:
Cash and cash equivalents	$290,544	$290,544	$290,544	$—	$—	$290,544
Cash segregated under federal regulations	50,276	50,276	50,276	—	—	50,276
Accounts receivable, net of allowance	87,475	87,475	—	87,475	—	87,475
Receivables from broker-dealers, clearing organizations and customers	617,817	617,817	87,962	529,855	—	617,817
Total	$1,046,112	$1,046,112	$428,782	$617,330	$—	$1,046,112

Financial liabilities not measured at fair value:
Payables to broker-dealers, clearing organizations and customers	$375,211	$375,211	$—	$375,211	$—	$375,211

As of December 31, 2021
Financial assets not measured at fair value:
Cash and cash equivalents	$506,735	$506,735	$506,735	$—	$—	$506,735
Cash segregated under federal regulations	50,159	50,159	50,159	—	—	50,159
Accounts receivable, net of allowance	63,881	63,881	—	63,881	—	63,881
Receivables from broker-dealers, clearing organizations and customers	408,346	408,346	68,565	339,781	—	408,346
Total	$1,029,121	$1,029,121	$625,459	$403,662	$—	$1,029,121

Financial liabilities not measured at fair value:
Payables to broker-dealers, clearing organizations and customers	$229,325	$229,325	$—	$229,325	$—	$229,325

The following table summarizes the Company’s investments:

	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
	(In thousands)
As of June 30, 2022
Trading securities
U.S. Treasuries	$24,883	$—	$(445)	$24,438
Mutual funds held in rabbi trust	11,981	—	(2,122)	9,859
Total investments	$36,864	$—	$(2,567)	$34,297

As of December 31, 2021
Trading securities
U.S. Treasuries	$24,994	$—	$(111)	$24,883
Mutual funds held in rabbi trust	9,941	1,254	—	11,195
Total investments	$34,935	$1,254	$(111)	$36,078

The following table summarizes the fair value of the investments based upon the contractual maturities:

	As of
	June 30, 2022	December 31, 2021
	(In thousands)
Less than one year	$34,297	$11,195
Due in 1 - 5 years	—	24,883
Total	$34,297	$36,078

There were no proceeds from the sales and maturities of investments during the six months ended June 30, 2022. Proceeds from the sales and maturities of investments during the six months ended June 30, 2021 were $19.4 million. Net unrealized losses on trading securities were $2.6 million for the six months ended June 30, 2022. Net unrealized gains on trading securities were $0.9 million for the six months ended June 30, 2021.

5. Receivables from and Payables to Broker-dealers, Clearing organizations and Customers

Receivables from and payables to broker-dealers, clearing organizations and customers consisted of the following:

	June 30, 2022	December 31, 2021
Receivables from broker-dealers, clearing organizations and customers:	(In thousands)
Securities failed-to-deliver – broker-dealers and clearing organizations	$189,929	$152,766
Securities failed-to-deliver – customers	333,607	182,052
Deposits with clearing organizations and broker-dealers	87,962	68,565
Other	6,319	4,963
Total	$617,817	$408,346

Payables to broker-dealers, clearing organizations and customers:
Securities failed-to-receive – broker-dealers and clearing organizations	$251,076	$166,010
Securities failed-to-receive – customers	115,365	59,879
Other	8,770	3,436
Total	$375,211	$229,325

6. Acquisitions and Equity Investments

In May 2022, the Company invested $34.4 million to acquire a minority ownership stake in RFQ–hub Holdings LLC, an entity formed with a consortium of market participants to support the growth of RFQ-hub, a bilateral multi-asset request for quote platform. The Company possesses significant influence over RFQ–hub Holdings LLC and is accounting for its investment under the equity method of accounting. As of June 30, 2022, the Company’s investment is recorded at carrying value of $34.6 million within prepaid expenses and other assets on the Consolidated Statements of Financial Condition. The Company’s proportionate share of RFQ–hub Holdings LLC’s net earnings was $0.2 million for the six months ended June 30, 2022 and is recorded within equity in earnings of unconsolidated affiliate on the Consolidated Statements of Operations.

On April 9, 2021, the Company acquired MuniBrokers LLC (“MuniBrokers”), a central electronic venue serving municipal bond brokers and dealers. The purchase price consisted of $17.1 million in cash paid at closing and up to $25.0 million of contingent consideration payable within approximately two years of the acquisition date. The Company accounted for the transaction as a business combination and utilized an independent third-party to assist in determining the fair value of the acquired intangible assets. The accounting purchase price was $39.6 million, comprised of $17.1 million of cash and $22.5 million of contingent consideration payable, which was included within accounts payable, accrued expenses, and other liabilities on the Consolidated Statements of Financial Condition. The Company recorded $32.0 million of amortizable intangible assets and $7.4 million of goodwill as of the acquisition date. The acquired intangible assets consist of customer relationships and technology and have useful lives ranging from 1 to 15 years. In 2022, the Company recognized a decrease of $1.6 million to the contingent consideration payable due to the finalization of the first earn-out period consideration, which was recorded as a gain in other, net on the Consolidated Statements of Operations. In May 2022, the Company made a payment of $8.3 million to settle the first earn-out period consideration. As of June 30, 2022, the remaining outstanding contingent consideration payable was $12.1 million.

On November 30, 2020, the Company acquired Regulatory Services GmbH, the pan-European regulatory reporting business of Deutsche Börse Group (“Regulatory Reporting Hub”). The purchase price consisted of $22.5 million in cash paid at closing and up to $24.6 million in contingent consideration payable in cash within 18 months of the closing. The Company is accounting for the transaction as a purchase of assets and recorded $37.4 million in amortizable intangible assets as of the acquisition date. In April 2022, the Company made a final payment of $17.9 million to settle the contingent consideration payable.

7. Goodwill and Intangible Assets

Goodwill and intangible assets with indefinite lives were $154.8 million as of each of June 30, 2022 and December 31, 2021. Intangible assets that are subject to amortization, including the related accumulated amortization, are comprised of the following:

	June 30, 2022			December 31, 2021
	Cost	Accumulated amortization	Net carrying amount	Cost	Accumulated amortization	Net carrying amount
	(In thousands)

Customer relationships	$128,942	$(26,518)	$102,424	$132,197	$(19,813)	$112,384
Technology and other intangibles	11,430	(8,247)	3,183	11,430	(7,437)	3,993
Total	$140,372	$(34,765)	$105,607	$143,627	$(27,250)	$116,377

Amortization expense associated with identifiable intangible assets was $8.2 million and $6.1 million for the six months ended June 30, 2022 and 2021, respectively. Annual estimated total amortization expense is $16.5 million, $17.3 million, $15.0 million, $12.1 million and $10.4 million for 2022 through 2026.

8. Income Taxes

The Company's provision for income taxes includes U.S. federal, state and local, and foreign taxes. The Company’s effective tax rate was 25.3% and 21.8% for the three months ended June 30, 2022 and 2021, respectively, and 26.8% and 21.4% for the six months ended June 30, 2022 and 2021. The Company’s effective tax rate can vary from period to period depending on geographic mix of our earnings, changes in tax legislation and tax rates and the amount and timing of excess tax benefits related to share-based payments, among other factors. During the six months ended June 30, 2022, the Company’s provision for income taxes included $3.2 million of expense related to a settlement with the New York State tax authorities to resolve the 2010 to 2014 audits. The Company recognized excess tax detriments on share-based payments of $0.1 million and less than $0.1 million for the three and six months ended June 30, 2022, respectively, and $5.6 million and $9.7 million of excess tax benefits on share-based payments for the three and six months ended June 30, 2021, respectively.

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

9. Stock-Based Compensation Plans

Equity Incentive Plan

The Company maintains the MarketAxess Holdings Inc. 2020 Equity Incentive Plan (the “2020 Plan”) which provides for the grant of stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, performance units, or other stock-based awards as incentives to encourage employees, consultants and non-employee directors to participate in the long-term success of the Company. As of June 30, 2022, there were 2,475,894 shares available for grant under the 2020 Plan.

Total stock-based compensation expense was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(In thousands)
Employees	$6,059	$5,920	$13,701	$13,023
Non-employee directors	444	214	901	535
Total stock-based compensation	$6,503	$6,134	$14,602	$13,558

The Company records stock-based compensation expense for employees in employee compensation and benefits and for non-employee directors in general and administrative expenses in the Consolidated Statements of Operations.

During the six months ended June 30, 2022, the Company granted to employees and directors a total of 62,907 shares of restricted stock units, 23,904 options to purchase shares of common stock and performance stock units with an expected pay-out at target of 22,141 shares of common stock. The fair values of the restricted stock units and performance stock units were based on a weighted-average fair value per unit at the grant date of $354.03 and $350.85, respectively. Based on the Black-Scholes option pricing model, the weighted-average fair value for each option granted was $101.38 per share.

As of June 30, 2022, the total unrecognized compensation cost related to all non-vested awards was $51.6 million. That cost is expected to be recognized over a weighted-average period of 1.8 years.

Employee Stock Purchase Plan

In June 2022, the Company’s stockholders approved the MarketAxess Holdings Inc. Employee Stock Purchase Plan (the “ESPP”), under which a total of 121,211 shares of the Company’s Common Stock will be made available for purchase by employees. The ESPP is intended to qualify as an “employee stock purchase plan” meeting the requirements of Section 423 of the Internal Revenue Code. The ESPP was adopted by the Company’s Board of Directors in April 2022 and approved by the Company’s stockholders in June 2022. The ESPP has a series of six-month offering periods, with a new offering period beginning on the first trading day on or after February 16 and August 16 of each year. Subject to certain limitations, employees may contribute up to $2,000 of such employee’s total eligible compensation per month towards the purchase of common stock via payroll deductions. Purchase dates occur on the first trading day on or after February 15 and August 15 of each year and shares are purchased at a 15% discount off the lesser of: (i) the fair market value per share on the first day of each offering period; and (ii) the fair market value per share on the purchase date, but in no event less than par value. The Company expects the first offering period under the ESPP to begin on August 15, 2022.

The ESPP replaced the 2015 MarketAxess Holdings Inc. Employee Stock Purchase Plan, which was terminated by the Company’s Compensation & Talent Committee in February 2022.

10. Earnings Per Share

The following table sets forth basic and diluted weighted average shares outstanding used to compute earnings per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(In thousands, except per share amounts)
Basic weighted average shares outstanding	37,529	37,508	37,456	37,489
Dilutive effect of stock options and restricted stock	79	596	260	640
Diluted weighted average shares outstanding	37,608	38,104	37,716	38,129

Basic earnings per share	$1.78	$1.79	$3.52	$3.94
Diluted earnings per share	1.78	1.77	3.49	3.87

Stock options and restricted stock totaling 333,413 shares and 28,570 shares for the three months ended June 30, 2022 and 2021, respectively, and 254,028 and 44,830 for the six months ended June 30, 2022 and 2021, respectively, were excluded from the computation of diluted earnings per share because their effect would have been antidilutive. The computation of diluted shares can vary among periods due, in part, to the change in the average price of the Company’s common stock.

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

Borrowings under the 2020 Credit Agreement bore interest at a rate per annum equal to the base rate or adjusted London Inter-bank Offered Rate (“LIBOR”) plus an applicable margin that varies with the Company’s consolidated total leverage ratio. The 2020 Credit Agreement required that the Company satisfy certain covenants, which include leverage ratios and minimum earnings before interest, tax, and depreciation and amortization (“EBITDA”) requirements.

2021 Credit Agreement

On October 15, 2021, the Company replaced the 2020 Credit Agreement with a new three-year revolving credit facility (the “2021 Credit Agreement”) provided by a syndicate of lenders and JPMorgan Chase Bank, N.A., as administrative agent, which provides aggregate commitments totaling $500.0 million, consisting of a revolving credit facility and a $5.0 million letter of credit sub-limit for standby letters of credit. The 2021 Credit Agreement will mature on October 15, 2024, with the Company's option to request up to two additional 364-day extensions at the discretion of each lender and subject to customary conditions. Subject to satisfaction of certain specified conditions, the Company is permitted to upsize the 2021 Credit Agreement by up to $250.0 million in total. As of June 30, 2022, the Company had no letters of credit outstanding and $500.0 million in available borrowing capacity under the 2021 Credit Agreement.

Borrowings under the 2021 Credit Agreement will bear interest at a rate per annum equal to the base rate or adjusted LIBOR plus an applicable margin that varies with the Company's consolidated total leverage ratio. The 2021 Credit Agreement requires that the Company satisfy certain covenants, which include a leverage ratio. The Company incurred $0.3 million of interest expense under the 2021 Credit Agreement for the six months ended June 30, 2022.

Collateralized Agreement

In connection with its self-clearing operations, the Company’s U.S. broker-dealer subsidiary entered into an agreement (the “Collateralized Agreement”) with its settlement bank to provide loans to the subsidiary in amounts up to an aggregate of $200.0 million on an uncommitted basis. Borrowings under the Collateralized Agreement are collateralized by securities pledged by the Company’s U.S. broker-dealer subsidiary to the settlement bank, subject to applicable haircuts and concentration limits. Borrowings under the Collateralized Agreement will bear interest at a base rate per annum equal to the higher of the upper range of the Federal Funds Rate, 0.25% or one-month Secured Overnight Financing Rate (“SOFR”), plus 1.00%. The Company incurred no interest expense on borrowings under the Collateralized Agreement during the six months ended June 30, 2022. As of June 30, 2022, the Company had no borrowings outstanding and $200.0 million in available borrowing capacity under the Collateralized Agreement.

Short-term Financing

Under arrangements with their settlement banks, certain of the Company’s U.S. and U.K. operating subsidiaries may receive overnight financing in the form of bank overdrafts. The Company incurred interest expense on such overnight financing of $0.2 million during the six months ended June 30, 2022. As of June 30, 2022, the Company had no overdrafts payable outstanding.

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

The following table presents the components of lease expense for the three and six months ended June 30, 2022 and 2021:

		Three Months Ended June 30,		Six Months Ended June 30,
Lease cost:	Classification	2022	2021	2022	2021
		(In thousands)
Operating lease cost	Occupancy	$3,345	$3,346	$6,655	$6,669
Operating lease cost for subleased/assigned properties	Other, net	13	544	469	1,041
Variable lease costs	Occupancy	4	2	11	8
Sublease income subleased/assigned properties	Other, net	(15)	(544)	(405)	(1,047)
Net lease cost		$3,347	$3,348	$6,730	$6,671

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

The weighted average remaining lease term and weighted average discount rate are as follows:

	As of
Lease Term and Discount Rate	June 30, 2022	December 31, 2021
Weighted average remaining lease term (in years)	11.0	11.5
Weighted average discount rate	5.9%	5.9%

The following table presents the maturity of lease liabilities as of June 30, 2022:

(In thousands)
Remainder of 2022	$5,492
2023	10,988
2024	11,466
2025	11,274
2026	10,789
2027 and thereafter	67,975
Total lease payments	117,984
Less: interest	32,429
Present value of lease liabilities	$85,555

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

Other

The Company, through certain of its subsidiaries, executes bond transactions between its institutional investor and broker-dealer clients on a matched principal basis by serving as counterparty to both the buyer and the seller in trades. The Company’s U.S. broker-dealer subsidiary operates under a self-clearing model for the settlement of such transactions. The Company’s subsidiaries also settle their transactions through third-party clearing brokers or settlement agents. Settlement typically occurs within one to two trading days after the trade date. Cash settlement of the transaction occurs upon receipt or delivery of the underlying instrument that was traded. Under both the self-clearing and the third-party clearing models, the Company may be exposed to credit risk in the event a counterparty does not fulfill its obligation to complete a transaction or if there is an error in executing a matched principal transaction. Pursuant to the terms of the securities clearing agreements, each third-party clearing broker has the right to charge the Company for any losses they suffer resulting from a counterparty’s failure on any of the Company’s trades. The Company did not record any liabilities or losses with regard to counterparty failures for the six months ended June 30, 2022 and 2021.

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

14. Share Repurchase Programs

In January 2021, the Board of Directors authorized a new share repurchase program for up to $100.0 million that commenced in April 2021 and was exhausted in January 2022. In January 2022, the Board of Directors authorized a new share repurchase program for up to $150.0 million. For the six months ended June 30, 2022, the Company repurchased 280,315 shares of common stock at a cost of $87.5 million. Shares repurchased under each program will be held in treasury for future use.

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

For the six months ended June 30, 2022 and 2021, the U.K. was the only individual foreign country in which the Company had a subsidiary that accounted for 10% or more of the total revenues or total long-lived assets. Revenues and long-lived assets are attributed to a geographic area based on the location of the particular subsidiary. Long-lived assets are defined as furniture, equipment, leasehold improvements and capitalized software. Revenues for the three and six months ended June 30, 2022 and 2021 and long-lived assets as of June 30, 2022 and December 31, 2021 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(In thousands)
Revenues
Americas	$149,363	$143,239	$299,919	$303,358
Europe	27,800	28,317	58,536	57,861
Asia	5,066	4,778	9,831	10,579
Total	$182,229	$176,334	$368,286	$371,798

	As of
	June 30, 2022	December 31, 2021
	(In thousands)
Long-lived assets, as defined
Americas	$74,603	$75,328
Europe	18,290	20,547
Asia	362	186
Total	$93,255	$96,061

16. Cash and Cash Equivalents and Restricted Cash

The following table provides a reconciliation of cash and cash equivalents together with restricted or segregated cash as reported within the Consolidated Statements of Financial Condition to the sum of the same such amounts shown in the Consolidated Statements of Cash Flows.

	Statement of Financial Condition Location	June 30, 2022	December 31, 2021
		(In thousands)
Cash and cash equivalents	Cash and cash equivalents	$290,544	$506,735
Cash segregated for regulatory purposes	Cash segregated under federal regulations	50,276	50,159
Deposits with clearing organizations and broker-dealers	Receivables from broker-dealers, clearing organizations and customers	87,962	68,565
Other deposits	Prepaid expenses and other assets	108	108
Total		$428,890	$625,567

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

We operate in a large and rapidly growing market that provides us with a significant opportunity for future growth. Many of our largest current product areas, and areas of future growth, have relatively low levels of trading electronification, which further increases the size of our addressable market. Our platforms’ innovative technology solutions are designed to capitalize on this addressable market by increasing the number of potential trading counterparties and providing our clients with a menu of solutions to address the full lifecycle of fixed-income trading. We offer Open Trading for most of our products and trading protocols, allowing our entire global network to interact in one large pool of trading liquidity. We believe that Open Trading drives meaningful transaction cost savings to our clients and reduces risk in fixed-income markets by creating a global, diversified pool of liquidity. Institutional investors can also send trading inquiries directly to their traditional broker-dealer counterparties through a disclosed RFQ, while simultaneously accessing additional counterparties through our anonymous Open Trading solution. We also provide a number of integrated and actionable data offerings, including Composite+ and Axess All real time pricing, to assist clients with trading decisions and transaction cost analysis. We have a range of post-trade services, including straight through processing, trade matching, trade publication, regulatory transaction reporting and market and reference data across fixed-income and other products.

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

We experienced improving operating conditions in the second quarter of 2022 compared to the second quarter of 2021, with credit spreads widening, increased volatility and higher U.S high-grade market volumes. In the three months ended June 30, 2022, market volumes in U.S. high-grade corporate bonds as reported by FINRA’s Trade Reporting and Compliance Engine (“TRACE”) increased 5.1% compared to the three months ended June 30, 2021. Although our trading volumes increased during the three months ended June 30, 2022 due to higher market volumes and increases in our estimated market share, a significant rise in corporate bond yields during the three months ended June 30, 2022 contributed to an decrease in the duration of the bonds traded on our platforms, which had a negative effect on our average variable transaction fee per million.

In February 2022, following Russia's invasion of Ukraine, the U.S., the U.K., and the European Union, among others, have adopted sanctions that, in various ways, prohibit transactions with numerous Russian entities, including major Russian banks, and individuals; limit transactions in Russian sovereign debt; and constrain investment, trade and financing to, from or in certain regions of Ukraine. We did not incur any material losses on trades that were unsettled at the time sanctions were imposed. To the extent the sanctions are further expanded or the ongoing war, sanctions, or geopolitical tensions and volatility have further adverse effects on the global economy and markets or the participants on our platforms, our financial position and results of operations may be adversely affected.

During the first half of 2022, the COVID-19 pandemic (the “Pandemic”) continued to have an impact on how we manage our business. Most of our employees have transitioned to a hybrid employment model with an emphasis on safety and employee wellbeing. We continue to monitor the impact of the Pandemic on our communities, including the spread of any variants, and we remain confident that we could continue to maintain business continuity and serve our clients if a return to an all-virtual environment becomes necessary to promote employee and public safety.

There has been increased demand for green bonds and other securities linked to environmental, social and governance factors in the fixed income markets in which we operate. Based on the interest we are receiving from investors, we expect such increased demand to continue.

Because the majority of our assets are short-term in nature, they are not significantly affected by inflation. However, the rate of inflation may affect our expenses, such as employee compensation and communications expenses, which may not be readily recoverable in the prices of our services. To the extent inflation continues to result in rising interest rates and has other adverse effects on the securities markets, it may adversely affect our financial position and results of operations.

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

Our competitive position is also enhanced by the unique liquidity provided by our Open Trading functionalities and the familiarity and integration of our broker-dealer and institutional investor clients with our electronic trading platforms and other systems. We have focused on the unique aspects of the credit markets we serve in the development of our platforms, working closely with our clients to provide a system that is suited to their needs.

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

Compliance with regulations may require us to dedicate additional financial and operational resources, which may adversely affect our profitability. However, we believe new regulations may also increase demand for our platforms and we believe we are well positioned to benefit from those regulatory changes that cause market participants to seek electronic trading platforms that meet the various regulatory requirements and help them comply with their regulatory obligations.

For further description of the regulations which govern our business, see Part1, Item 1. “Business – Government Regulation” of our Form 10-K for the year ended December 31, 2021.

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

As the overall share of electronic trading grows in global credit products, we are experiencing continued demand for, and growth in, our automated trading solutions. Automated trading volumes rose to $57.6 billion in the second quarter of 2022, up 39.0% from $41.5 billion in the second quarter of 2021. In addition, the use of dealer algorithms is continuing to grow on our platforms, with approximately 5.7 million algorithmic responses in the second quarter of 2022, up 22.8% from the same period last year.

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

As further described under “— Critical Factors Affecting our Industry and our Company — Economic, Political and Market Factors” and “— Results of Operations — Three Months Ended June 30, 2022 Compared to Three Months Ended June 30, 2021,” our trading volumes increased and our average variable transaction fee per million decreased compared to the three months ended June 30, 2021.

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

For Open Trading trades that we execute between and among institutional investor and broker-dealer clients on a matched principal basis by serving as counterparty to both the buyer and the seller, we earn our commission through the difference in price between the two trades. For the majority of U.S. Treasury matched principal trades, commissions are invoiced and recorded on a monthly basis.

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

Rates Commissions. Rates includes U.S. Treasury, U.S. agency and European government bonds. Commissions for rates products generally vary based on the type of the instrument traded. U.S. Treasury fee plans are typically volume tiered and can vary based on the trading protocol. The average rates fee per million may vary in the future due to changes in product mix or trading protocols.

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

Other Income (Expense)

Investment Income. Investment income consists of interest income earned on our cash and investments.

Interest Expense. Interest expense consists of financing charges incurred on short-term borrowings.

Equity in Earnings of Unconsolidated Affiliate. Equity in earnings of unconsolidated affiliate represents the proportionate share of our equity method investee’s net income.

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

Stock-based compensation

We maintain the 2020 Plan which provides for the grant of stock options, stock appreciation rights, restricted stock, performance shares, performance units, restricted stock units, performance stock units, or other stock-based awards as incentives and rewards to encourage employees, consultants and non-employee directors. We make critical accounting estimates related to performance shares and performance stock units granted under the 2020 Plan.

In 2020, annual performance share awards (“PSAs”), and in 2021 and 2022, performance stock units (together with the PSAs, “performance equity awards”) were granted to the executive officers and certain senior managers. Each performance equity award is earned or forfeited based on our level of achievement of certain predetermined metrics, including pre-tax adjusted operating income and market share for the 2020 and 2021 awards, and pre-tax adjusted operating income, U.S. credit market share, and revenue growth excluding U.S. credit for the 2022 awards. The vested share pay-out ranges from zero to 150% for the awards granted in 2020, and zero to 200%, for the awards granted in 2021 and 2022, of the performance equity award target. The number of performance equity awards that vest, if any, will be determined by the level of achievement of the performance metrics during the three-year performance periods, as certified by the Board following the conclusion of the performance period. In addition, participants must provide continued service through the vesting date (subject, to death, disability and, in the case of the awards granted in 2021 and 2022, qualified retirement exceptions). Compensation expense for performance equity awards is measured using the fair value of our stock at the grant date and estimates of future performance and actual share payouts. Each period, we make estimates of the current expected share payouts and adjust the life-to-date compensation expense recognized since the grant date. As of June 30, 2022, a 10% change in the expected final share payouts would increase or decrease the life-to-date compensation expense by $1.6 million. The estimated final share payouts for the 2020 and 2021 awards as of June 30, 2022 decreased 3.7% compared to December 31, 2021.

Contingent consideration payable

In connection with our acquisitions of MuniBrokers and Regulatory Reporting Hub, we recognized contingent consideration payables of up to $49.6 million with payment dates ranging from 18-24 months from the acquisition dates. These contingent consideration payables are classified as Level 3 liabilities in the fair value hierarchy and are valued using unobservable inputs and estimates of various factors, including client retention rates, electronic order flow levels, future license fees we earn and discount rates. Changes in these estimates or the final figures on the payment dates could have an impact on the contingent consideration payable liabilities we record on our balance sheet. As of June 30, 2022, a 10% change in the projected annual subscription and license fees would not have a material impact on the expected contingent consideration payable. Refer to Note 4 to the Consolidated Financial Statements for more information related to the changes in contingent consideration payable during the six months ended June 30, 2022.

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

Results of Operations

Three Months Ended June 30, 2022 Compared to Three Months Ended June 30, 2021

The following table summarizes our financial results for the three months ended June 30, 2022 and 2021.

	Three Months Ended June 30,
	2022	2021	$ Change	% Change
	($ in thousands, except per share amounts)
Revenues	$182,229	$176,334	$5,895	3.3%
Expenses	97,441	89,157	8,284	9.3
Operating income	84,788	87,177	(2,389)	(2.7)
Other income (expense)	4,790	(1,124)	5,914	NM
Income before income taxes	89,578	86,053	3,525	4.1
Provision for income taxes	22,656	18,765	3,891	20.7
Net income	$66,922	$67,288	$(366)	(0.5)%

Net income per common share – Diluted	$1.78	$1.77	$0.01	0.6%

Changes in the average foreign currency exchange rates of the British pound sterling and the Euro compared to the U.S. dollar had the effect of decreasing revenues and expenses by $3.1 million and $2.7 million, respectively, for the three months ended June 30, 2022.

Revenues

Our revenues for the three months ended June 30, 2022 and 2021, and the resulting dollar and percentage changes, were as follows:

	Three Months Ended June 30,
	2022		2021
	($ in thousands)
		% of Revenues		% of Revenues	$ Change	% Change
Commissions	$163,463	89.7%	$156,431	88.7%	$7,032	4.5%
Information services	9,396	5.2	9,844	5.6	(448)	(4.6)
Post-trade services	9,144	5.0	9,848	5.6	(704)	(7.1)
Other	226	0.1	211	0.1	15	7.1
Total revenues	$182,229	100.0%	$176,334	100.0%	$5,895	3.3%

Commissions. Our commission revenues for the three months ended June 30, 2022 and 2021, and the resulting dollar and percentage changes, were as follows:

	Three Months Ended June 30,
	2022	2021	$ Change	% Change
	($ in thousands)
Variable transaction fees
U.S. high-grade	$51,576	$56,413	$(4,837)	(8.6)%
Other credit	74,226	67,074	7,152	10.7
Total credit	125,802	123,487	2,315	1.9
Rates	6,020	3,612	2,408	66.7
Total variable transaction fees	131,822	127,099	4,723	3.7
Distribution fees
U.S. high-grade	23,496	21,373	2,123	9.9
Other credit	8,096	7,895	201	2.5
Total credit	31,592	29,268	2,324	7.9
Rates	49	64	(15)	(23.4)
Total distribution fees	31,641	29,332	2,309	7.9
Total commissions	$163,463	$156,431	$7,032	4.5%

U.S. high-grade variable transaction fees decreased $4.8 million driven by a 17.7% decrease in average variable transaction fee per million, partially offset by an 11.0% increase in trading volume. Other credit variable transaction fees increased $7.2 million due to a 15.8% increase in trading volume, which was partially offset by a 4.4% decrease in average variable transaction fee per million. Open Trading credit volume totaled $231.0 billion during the three months ended June 30, 2022, up 6.8%, and represented 31.5% and 31.3% of variable transaction fees for the three months ended June 30, 2022 and 2021, respectively. The 66.7% increase in variable transaction fees for rates was mainly attributable to higher U.S. Treasury trading volume.

U.S. high-grade distribution fees increased $2.1 million mainly due to certain dealers moving to higher fixed fee plans and an increase in unused monthly minimum commitment fees.

Our trading volumes for the three months ended June 30, 2022 and 2021 were as follows:

	Three Months Ended June 30,
	2022	2021	$ Change	% Change
	($ in millions)
Trading volume data
U.S. high-grade – fixed rate	$350,296	$312,858	$37,438	12.0%
U.S. high-grade – floating rate	9,489	11,153	(1,664)	(14.9)
Total U.S. high grade	359,785	324,011	35,774	11.0
Other credit	399,209	344,865	54,344	15.8
Total credit	$758,994	$668,876	$90,118	13.5%

Rates	1,431,595	888,267	543,328	61.2%

Number of U.S. Trading Days	62	63
Number of U.K. Trading Days	60	61

For volume reporting purposes, transactions in foreign currencies are converted to U.S. dollars at average monthly rates. The 11.0% increase in our U.S. high-grade volume was principally due to increases in overall market volume and our estimated market share. Estimated U.S. high-grade TRACE volume increased by 5.1% to $1.6 trillion for the three months ended June 30, 2022. Our estimated market share of total U.S. high-grade corporate bond volume increased to 22.3% for the three months ended June 30, 2022 from 21.1% for the three months ended June 30, 2021.

Other credit volumes increased by 15.8% due to increases of 19.6% in high-yield bond volume, 11.5% in emerging markets bond volume and 278.2% in municipal bonds volume. The increases in high-yield and emerging markets bond volume were due to increases in our estimated market share, while the increase in municipal bonds volume reflects the inclusion of MuniBrokers variable subscription related trading volume in the second quarter of 2022. Estimated U.S. high-yield, emerging markets and Eurobond market volumes decreased by 1.2%, 11.5% and 22.1%, respectively, compared to the three months ended June 30, 2021. Rates trading volume increased 61.2% primarily due to increases in U.S. treasuries dealer-to-dealer estimated average daily trading volume and our estimated market share.

Our average variable transaction fee per million for the three months ended June 30, 2022 and 2021 was as follows:

	Three Months Ended June 30,
	2022	2021	$ Change	% Change
Average variable transaction fee per million
U.S. high-grade – fixed rate	$145.93	$179.02	$(33.09)	(18.5)%
U.S. high-grade – floating rate	48.15	36.40	11.75	32.3
Total U.S. high-grade	143.35	174.11	(30.76)	(17.7)
Other credit	185.93	194.49	(8.56)	(4.4)
Total credit	165.75	184.62	(18.87)	(10.2)

Rates	4.21	4.07	0.14	3.4

Total U.S. high-grade average variable transaction fee per million decreased 17.7% to $143.35 per million for the three months ended June 30, 2022 due to a decrease in the duration of bonds traded on our platforms. Other credit average variable transaction fee per million decreased 4.4% to $185.93 per million for the three months ended June 30, 2022 mainly due to a larger percentage of trading volume in emerging market bonds that command lower fees per million and dealer migration to fixed-distribution fee plans that provide for lower transaction fees.

Information Services. Information services revenue decreased $0.4 million for the three months ended June 30, 2022 mainly due to the negative impact of foreign exchange of $0.6 million partially offset by net new data contract revenue of $0.2 million.

Post-Trade Services. Post-trade services revenue decreased $0.7 million for the three months ended June 30, 2022 principally due to the negative impact of foreign exchange of $1.1 million partially offset by net new contract revenue of $0.4 million, which includes the impact of planned customer attrition in connection with the Regulatory Reporting Hub integration.

Expenses

The following table summarizes our expenses for the three months ended June 30, 2022 and 2021.

	Three Months Ended June 30,
	2022	2021	$ Change	% Change
	($ in thousands)
Expenses
Employee compensation and benefits	$45,435	$40,732	$4,703	11.5%
Depreciation and amortization	15,240	13,097	2,143	16.4
Technology and communications	12,490	10,544	1,946	18.5
Professional and consulting fees	8,920	10,704	(1,784)	(16.7)
Occupancy	3,700	3,300	400	12.1
Marketing and advertising	2,949	3,128	(179)	(5.7)
Clearing costs	4,263	4,372	(109)	(2.5)
General and administrative	4,444	3,280	1,164	35.5
Total expenses	$97,441	$89,157	$8,284	9.3%

Employee compensation and benefits increased by $4.7 million, primarily due to higher salaries, taxes and benefits of $3.5 million on higher employee headcount, higher stock‑based compensation of $0.9 million and employee incentive compensation of $0.3 million, which is impacted by operating performance.

Depreciation and amortization increased by $2.1 million primarily due to higher amortization of software development costs of $1.8 million and amortization of acquired intangibles expense of $0.6 million, offset by a decrease in depreciation of software licenses and office equipment of $0.3 million. For the three months ended June 30, 2022 and 2021, $1.3 million and $5.6 million, respectively, of equipment purchases and leasehold improvements and $9.1 million and $8.4 million, respectively, of software development costs were capitalized.

Technology and communications expenses increased by $1.9 million primarily due to higher software subscription costs of $1.2 million and higher cloud hosting costs of $0.6 million.

Professional and consulting fees decreased $1.8 million due to lower acquisition-related consulting and legal expenses of $0.7 million, lower IT and other consulting costs of $0.7 million and lower self-clearing consulting fees of $0.3 million.

General and administrative expenses increased $1.2 million primarily due to higher travel and entertainment costs of $0.5 million, higher regulatory fees of $0.3 million, higher director stock compensation expense of $0.2 million and higher office-related administration costs of $0.2 million.

Other Income (Expense)

Our other income (expense) for the three months ended June 30, 2022 and 2021, and the resulting dollar and percentage changes, were as follows:

	Three Months Ended June 30,
	2022	2021	$ Change	% Change
	($ in thousands)
Investment income	$254	$107	$147	137.4%
Interest expense	(337)	(171)	(166)	97.1
Equity in earnings of unconsolidated affiliate	191	—	191	NM
Other, net	4,682	(1,060)	5,742	NM
Total other income (expense)	$4,790	$(1,124)	$5,914	(526.2)%

Equity in earnings of unconsolidated affiliate represents the proportionate share of net income of our equity method investee.

Other, net increased by $5.7 million due to higher foreign exchange gains.

Provision for Income Taxes

The provision for income taxes and effective tax rate for the three months ended June 30, 2022 and 2021 were as follows:

	Three Months Ended June 30,
	2022	2021	$ Change	% Change
	($ in thousands)
Provision for income taxes	$22,656	$18,765	$3,891	20.7%

Effective tax rate	25.3%	21.8%

The provision for income taxes reflected $0.1 million of excess tax detriments and $5.6 million of excess tax benefits related to share-based compensation awards that vested or were exercised during the three months ended June 30, 2022 and 2021, respectively. Our consolidated effective tax rate can vary from period to period depending on the geographic mix of our earnings, changes in tax legislation and tax rates and the amount and timing of excess tax benefits related to share-based payments, among other factors.

Results of Operations

Six Months Ended June 30, 2022 Compared to Six Months Ended June 30, 2021

The following table summarizes our financial results for the six months ended June 30, 2022 and 2021.

	Six Months Ended June 30,
	2022	2021	$ Change	% Change
	($ in thousands, except per share amounts)

Revenues	$368,286	$371,798	$(3,512)	(0.9)%
Expenses	195,394	181,147	14,247	7.9
Operating income	172,892	190,651	(17,759)	(9.3)
Other income (expense)	7,105	(2,797)	9,902	(354.0)
Income before income taxes	179,997	187,854	(7,857)	(4.2)
Provision for income taxes	48,306	40,109	8,197	20.4
Net income	$131,691	$147,745	$(16,054)	(10.9)%

Net income per common share - Diluted	$3.49	$3.87	$(0.38)	(9.8)%

Changes in the average foreign currency exchange rates of the British pound sterling and the Euro compared to the U.S. dollar had the effect of decreasing revenues and expenses by $4.1 million and $3.7 million, respectively, for the six months ended June 30, 2022.

Revenues

Our revenues for the six months ended June 30, 2022 and 2021, and the resulting dollar and percentage changes, were as follows:

	Six Months Ended June 30,
	2022		2021
	($ in thousands)
		% of Revenues		% of Revenues	$ Change	% Change
Commissions	$329,576	89.5%	$332,269	89.4%	$(2,693)	(0.8)%
Information services	19,205	5.2	19,006	5.1	199	1.0
Post-trade services	19,056	5.2	20,109	5.4	(1,053)	(5.2)
Other	449	0.1	414	0.1	35	8.5
Total revenues	$368,286	100.0%	$371,798	100.0%	$(3,512)	(0.9)%

Commissions. Our commission revenues for the six months ended June 30, 2022 and 2021, and the resulting dollar and percentage changes, were as follows:

	Six Months Ended June 30,
	2022	2021	$ Change	% Change
	($ in thousands)
Variable transaction fees
U.S. high-grade	$104,454	$121,769	$(17,315)	(14.2)%
Other credit	150,030	145,973	4,057	2.8
Total credit	254,484	267,742	(13,258)	(5.0)
Rates	12,211	7,755	4,456	57.5
Total variable transaction fees	266,695	275,497	(8,802)	(3.2)
Distribution fees
U.S. high-grade	46,522	42,343	4,179	9.9
Other credit	16,248	14,299	1,949	13.6
Total credit	62,770	56,642	6,128	10.8
Rates	111	130	(19)	(14.6)
Total distribution fees	62,881	56,772	6,109	10.8
Total commissions	$329,576	$332,269	$(2,693)	(0.8)%

U.S. high-grade variable transaction fees decreased $17.3 million driven by a 16.0% decrease in average variable transaction fee per million, partially offset by a 2.1% increase in trading volume. Other credit variable transaction fees increased $4.1 million driven by a 9.1% increase in trading volume which was partially offset by a 5.8% decrease in the average variable transaction fee per million. Open Trading credit volume totaled $462.5 billion during the six months ended June 30, 2022, flat compared to the six months ended June 30, 2021, and represented 31.6% and 31.1% of variable transaction fees for the six months ended June 30, 2022 and 2021, respectively. The 57.5% increase in variable transaction fees for rates was mainly attributable to higher U.S. Treasury trading volume.

U.S. high-grade distribution fees increased $4.2 million mainly due to certain dealers moving to higher fixed fee plans and an increase in unused monthly minimum commitment fees. Other credit distribution fees increased $1.9 million mainly due to the migration of certain dealers from all-variable fee plans to plans that incorporate a monthly distribution fee.

Our trading volumes for the six months ended June 30, 2022 and 2021 were as follows:

	Six Months Ended June 30,
	2022	2021	$ Change	% Change
	($ in millions)
Trading volume data
U.S. high-grade - fixed rate	$680,854	$662,673	$18,181	2.7%
U.S. high-grade - floating rate	21,024	24,779	(3,755)	(15.2)
Total U.S. high grade	701,878	687,452	14,426	2.1
Other credit	802,927	735,885	67,042	9.1
Total credit	$1,504,805	$1,423,337	$81,468	5.7%

Rates	3,012,829	2,009,135	1,003,694	50.0

Number of U.S. Trading Days	124	124
Number of U.K. Trading Days	123	124

For volume reporting purposes, transactions in foreign currencies are converted to U.S. dollars at average monthly rates. The 2.1% increase in our U.S. high-grade volume was principally due to an increase in our estimated market share. Estimated U.S. high-grade TRACE volume decreased by 1.4% to $3.3 trillion for the six months ended June 30, 2022. Our estimated market share of total U.S. high-grade corporate bond volume increased to 21.5% for the six months ended June 30, 2022 from 20.8% for the six months ended June 30, 2021.

Other credit volumes increased by 9.1% due to increases in emerging markets bond volume of 9.0%, high-yield bond volume of 3.3% and 245.1% in municipal bonds volume. The increases in emerging markets bond volume and high-yield bond volume were due to increases in our estimated market share, while the increase in municipal bond volume reflects the inclusion of MuniBrokers variable subscription related trading volume beginning in the first quarter of 2022. Estimated emerging markets, U.S. high-yield and Eurobond market volumes decreased by 8.6%, 4.7% and 16.1%, respectively, compared to the six months ended June 30, 2021. Rates trading volume increased 50.0% primarily due to increases in U.S. treasuries dealer-to-dealer estimated average daily trading volume and our estimated market share.

Our average variable transaction fee per million for the six months ended June 30, 2022 and 2021 was as follows:

	Six Months Ended June 30,
	2022	2021	$ Change	% Change
Average variable transaction fee per million
U.S. high-grade - fixed rate	$151.87	$182.21	$(30.34)	(16.7)%
U.S. high-grade - floating rate	50.12	41.19	8.93	21.7
Total U.S. high-grade	148.82	177.13	(28.31)	(16.0)
Other credit	186.85	198.36	(11.51)	(5.8)
Total credit	169.11	188.11	(18.99)	(10.1)

Rates	4.05	3.86	0.19	4.9

Total U.S. high-grade average variable transaction fee per million decreased 16.0% to $148.82 per million for the six months ended June 30, 2022 due to a decrease in the duration of bonds traded on our platforms. Other credit average variable transaction fee per million decreased 5.8% to $186.85 per million for the six months ended June 30, 2022 mainly due to a larger percentage of trading volume in emerging market bonds that command lower fees per million and dealer migration to fixed-distribution fee plans that provide for lower transaction fees.

Information Services. Information services revenue increased $0.2 million for the six months ended June 30, 2022 mainly due to net new data contract revenue of $0.9 million partially offset by the negative impact of foreign exchange of $0.7 million.

Post-Trade Services. Post-trade services revenue decreased $1.1 million for the six months ended June 30, 2022 principally due to the negative impact of foreign exchange of $1.4 million partially offset by net new contract revenue of $0.3 million, which includes the impact of planned customer attrition in connection with the Regulatory Reporting Hub integration.

Expenses

The following table summarizes our expenses for the six months ended June 30, 2022 and 2021.

	Six Months Ended June 30,
	2022	2021	$ Change	% Change
	($ in thousands)
Expenses
Employee compensation and benefits	$93,191	$88,820	$4,371	4.9%
Depreciation and amortization	30,414	24,876	5,538	22.3
Technology and communications	24,682	20,580	4,102	19.9
Professional and consulting fees	18,541	20,344	(1,803)	(8.9)
Occupancy	7,087	6,617	470	7.1
Marketing and advertising	4,738	4,332	406	9.4
Clearing costs	8,838	9,066	(228)	(2.5)
General and administrative	7,903	6,512	1,391	21.4
Total expenses	$195,394	$181,147	$14,247	7.9%

Employee compensation and benefits increased by $4.4 million, primarily due to higher salaries, taxes and benefits of $4.8 million on higher employee headcount and higher stock-based compensation of $0.7 million, offset by lower employee incentive compensation of $0.9 million, which is impacted by operating performance.

Depreciation and amortization increased by $5.5 million primarily due to higher amortization of acquired intangibles expense of $2.0 million and amortization of software development costs of $3.6 million. For the six months ended June 30, 2022 and 2021, $2.7 million and $9.8 million, respectively, of equipment purchases and leasehold improvements and $18.6 million and $16.5 million, respectively, of software development costs were capitalized.

Technology and communications expenses increased by $4.1 million primarily due to higher software subscription costs of $2.4 million, higher cloud hosting costs of $1.1 million and higher market data costs of $0.6 million.

Professional and consulting fees decreased $1.8 million due to lower acquisition-related consulting and legal expenses of $1.1 million and lower self-clearing consulting fees of $0.6 million.

General and administrative expenses increased $1.4 million primarily due to higher travel and entertainment costs of $0.6 million, higher regulatory fees of $0.4 million and higher office-related administrative costs of $0.3 million.

Other Income (Expense)

Our other income (expense) for the six months ended June 30, 2022 and 2021, and the resulting dollar and percentage changes, were as follows:

	Six Months Ended June 30,
	2022	2021	$ Change	% Change
	($ in thousands)
Investment income	$313	$214	$99	46.3%
Interest expense	(510)	(362)	(148)	40.9
Equity in earnings of unconsolidated affiliate	191	—	191	NM
Other, net	7,111	(2,649)	9,760	NM
Total other income (expense)	$7,105	$(2,797)	$9,902	(354.0)%

Equity in earnings of unconsolidated affiliate represents the proportionate share of net income of our equity method investee.

Other, net increased by $9.7 million primarily due to a gain of $1.6 million on the revaluation of contingent consideration payable and higher foreign exchange gains of $8.3 million.

Provision for Income Taxes

The provision for income taxes and effective tax rate for the six months ended June 30, 2022 and 2021 were as follows:

	Six Months Ended June 30,
	2022	2021	$ Change	% Change
	($ in thousands)
Provision for income taxes	$48,306	$40,109	$8,197	20.4%

Effective tax rate	26.8%	21.4%

The provision for income taxes reflected less than $0.1 million in excess tax detriments and $9.7 million of excess tax benefits related to share-based compensation awards that vested or were exercised during the six months ended June 30, 2022 and 2021, respectively. The provision for income taxes for the six months ended June 30, 2022 also reflected $3.2 million of expense related to a settlement with the New York State tax authorities to resolve the 2010 to 2014 audits. Our consolidated effective tax rate can vary from period to period depending on the geographic mix of our earnings, changes in tax legislation and tax rates and the amount and timing of excess tax benefits related to share-based payments, among other factors.

Liquidity and Capital Resources

During the six months ended June 30, 2022, we have met our funding requirements through cash on hand, internally generated funds and short-term borrowings. Cash and cash equivalents and investments totaled $324.8 million as of June 30, 2022. Our investments are generally invested in U.S. treasury securities. We limit the amounts that can be invested in any single issuer and invest in short- to intermediate-term instruments whose fair values are less sensitive to interest rate changes.

In October 2021, we entered into the 2021 Credit Agreement provided by a syndicate of lenders and JPMorgan Chase Bank, N.A., as administrative agent, that provides aggregate commitments totaling $500.0 million, consisting of a revolving credit facility and a $5.0 million letter of credit sub-limit for standby letters of credit. The 2021 Credit Agreement replaced the 2020 Credit Agreement and will mature on October 15, 2024, with our option to request up to two additional 364-day extensions at the discretion of each lender and subject to customary conditions. As of June 30, 2022, we had no borrowings or letters of credit outstanding and $500.0 million in available borrowing capacity under the 2021 Credit Agreement. The 2021 Credit Agreement requires that we satisfy certain covenants, which include a leverage ratio. We were in compliance with all applicable covenants at June 30, 2022. See Note 11 to the Consolidated Financial Statements for a discussion of the 2021 Credit Agreement.

In connection with its self-clearing operations, our U.S. broker-dealer subsidiary entered into an agreement (the “Collateralized Agreement”) with its settlement bank to provide loans up to an aggregate of $200.0 million on an uncommitted basis. Borrowings under the Collateralized Agreement are collateralized by securities pledged by the U.S. broker-dealer subsidiary to the settlement bank, subject to applicable haircuts and concentration limits. As of June 30, 2022, the U.S. broker-dealer subsidiary had no borrowings outstanding and $200.0 million in available borrowing capacity under the Collateralized Agreement. See Note 11 to the Consolidated Financial Statements for a discussion of the Collateralized Agreement.

Under arrangements with their settlement banks, certain of our U.S. and U.K. operating subsidiaries may receive overnight financing in the form of bank overdrafts. As of June 30, 2022, we had no overdrafts payable outstanding.

As a result of our self-clearing and settlement activities, we are required to finance certain transactions, maintain deposits with various clearing organizations and clearing broker-dealers and maintain a special reserve bank account for the benefit of customers pursuant to Rule 15c3-3 of the Exchange Act. As of June 30, 2022, the aggregate amount of the positions financed, deposits and customer reserve balances associated with our self-clearing and settlement activities was $294.2 million. These requirements can fluctuate based on trading activity, market volatility or other factors which may impact our liquidity or require us to use our capital resources.

Our cash flows were as follows:

	Six Months Ended June 30,
	2022	2021	$ Change	% Change
	($ in thousands)
Net cash provided by operating activities	$69,907	$73,567	$(3,660)	(5.0)%
Net cash (used in) investing activities	(55,642)	(43,346)	(12,296)	28.4
Net cash (used in) financing activities	(187,048)	(92,765)	(94,283)	101.6
Effect of exchange rate changes on cash and cash equivalents	(23,894)	(263)	(23,631)	NM
Net decrease for the period	$(196,677)	$(62,807)	$(133,870)	213.1%

The $3.7 million decrease in net cash flows from operating activities was primarily due to lower net income of $16.1 million and an increase in the change in accounts receivable of $16.3 million, offset by an increase in the change in net receivables from broker-dealers, clearing organizations and customers associated with our clearing activities of $22.3 million, higher depreciation and amortization of $5.5 million and higher stock-based compensation expense of $1.0 million.

The $12.3 million increase in net cash used in investing activities was primarily due to an increase in cash used for an equity method investment of $34.4 million and an increase in capitalization of software costs of $2.1 million, offset by a decrease in cash used for acquisitions of $17.1 and lower purchases of furniture, equipment and leasehold improvements of $7.1 million.

The $94.3 million increase in net cash used in financing activities was principally due to an increase in repurchases of common stock of $73.6 million, an increase of $26.2 million in payments of contingent consideration related to acquisitions, lower exercises of stock options of $4.5 million, an increase in cash dividends of $3.3 million and lower proceeds from short-term borrowings of $1.0 million, offset by a decrease in withholding tax payments on restricted stock vesting and stock option exercises of $14.3 million.

The $23.6 million change in the effect of exchange rate changes on cash and cash equivalents was driven by a higher cumulative translation adjustment due to the strengthening U.S. dollar.

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

Certain of our U.S. subsidiaries are registered as a broker-dealer or a SEF and therefore are subject to the applicable rules and regulations of the SEC, FINRA and the CFTC. These rules contain minimum net capital requirements, as defined in the applicable regulations, and also may require that a significant part of the registrants’ assets be kept in relatively liquid form. Certain of our foreign subsidiaries are regulated by the FCA in the U.K. or other foreign regulators and must maintain financial resources, as defined in the applicable regulations, in excess of the applicable financial resources requirement. As of June 30, 2022, each of our subsidiaries that are subject to these regulations had net capital or financial resources in excess of their minimum requirements. As of June 30, 2022, our subsidiaries maintained aggregate net capital and financial resources that were $477.8 million in excess of the required levels of $21.7 million.

Each of our U.S. and foreign regulated subsidiaries are subject to local regulations which generally prohibit repayment of borrowings from our affiliates, paying cash dividends, making loans to our affiliates or otherwise entering into transactions that result in a significant reduction in regulatory net capital or financial resources without prior notification to or approval from such regulated entity’s principal regulator. As of June 30, 2022, the amount of unrestricted cash held by our non-U.S. subsidiaries was $142.9 million.

We execute bond transactions between our institutional investor and broker-dealer clients on a matched principal basis by serving as counterparty to both the buyer and the seller in trades. Our U.S. broker-dealer subsidiary operates under a self-clearing model for the settlement of such transactions. Our subsidiaries also settle their transactions through third-party clearing brokers or settlement agents. Settlement typically occurs within one to two trading days after the trade date. Cash settlement of the transaction occurs upon receipt or delivery of the underlying instrument that was traded. Under both the self-clearing and the third-party clearing models, we may be exposed to credit risk in the event a counterparty does not fulfill its obligation to complete a transaction or if there is an error in executing a matched principal transaction. Pursuant to the terms of the securities clearing agreements, each third-party clearing broker has the right to charge us for any losses they suffer resulting from a counterparty’s failure on any of our trades. We did not record any liabilities or losses with regard to counterparty failures for the six months ended June 30, 2022 and 2021. Substantially all of our open securities failed-to-deliver and securities failed-to-receive transactions as of June 30, 2022 have subsequently settled at the contractual amounts.

In the normal course of business, we enter into contracts that contain a variety of representations, warranties and indemnification provisions. Our maximum exposure from any claims under these arrangements is unknown, as this would involve claims that have not yet occurred. However, based on past experience, we expect the risk of material loss to be remote.

We have operating leases for corporate offices with initial lease terms ranging from one year to 15 years. We have total future contractual rent payments on these leases of $118.0 million, with $11.0 million due within the next 12 months and $107.0 million due beyond 12 months.

In January 2021, our Board authorized a new share repurchase program for up to $100.0 million that commenced in April 2021 and was exhausted in January 2022. In January 2022, our Board authorized a new share repurchase program for up to $150.0 million that commenced in March 2022. Shares repurchased under each program will be held in treasury for future use.

In July 2022, our Board of Directors approved a quarterly cash dividend of $0.70 per share payable on August 17, 2022 to stockholders of record as of the close of business on August 3, 2022. Any future declaration and payment of dividends will be at the sole discretion of our Board of Directors. Our Board of Directors may take into account such matters as general business conditions, our financial results, capital requirements, contractual obligations, legal, and regulatory restrictions on the payment of dividends to our stockholders or by our subsidiaries to their respective parent entities, and any such other factors as the Board of Directors may deem relevant.

On April 9, 2021 we acquired MuniBrokers. The purchase price consisted of $17.1 million in cash paid at closing and up to $25.0 million in contingent consideration payable in cash within approximately two years of the closing. In May 2022, we made a payment of $8.3 million to settle the first earn-out period consideration. As of June 30, 2022, the remaining outstanding contingent consideration payable was $12.1 million.

Non-GAAP Financial Measures

In addition to reporting financial results in accordance with GAAP, we use certain non-GAAP financial measures: earnings before interest, taxes, depreciation and amortization (“EBITDA”), EBITDA margin and free cash flow. We define EBITDA margin as EBITDA divided by revenues. We define free cash flow as cash flow from operating activities excluding the net change in trading investments and net change in securities failed-to-deliver and securities failed-to-receive from broker-dealers, clearing organizations and customers, less expenditures for furniture, equipment and leasehold improvements and capitalized software development costs. We believe these non-GAAP financial measures, when taken into consideration with the corresponding GAAP financial measures, are important in understanding our operating results. EBITDA, EBITDA margin and free cash flow are not measures of financial performance or liquidity under GAAP and therefore should not be considered an alternative to net income or cash flow from operating activities as an indicator of operating performance or liquidity. We believe that EBITDA, EBITDA margin and free cash flow provide useful additional information concerning profitability of our operations and business trends and the cash flow available to pay dividends, repurchase stock and meet working capital requirements.

The table set forth below presents a reconciliation of our net income to EBITDA and EBITDA margin:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	($ in thousands)
Net income	$66,922	$67,288	$131,691	$147,745
Add back:
Interest expense	337	171	510	362
Provision for income taxes	22,656	18,765	48,306	40,109
Depreciation and amortization	15,240	13,097	30,414	24,876
EBITDA	$105,155	$99,321	$210,921	$213,092

EBITDA margin	57.7%	56.3%	57.3%	57.3%

The table set forth below presents a reconciliation of our cash flow from operating activities to free cash flow:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	($ in thousands)
Net cash provided by operating activities	$93,637	$96,726	$69,907	$73,567
Exclude: Net change in trading investments	-	11,064	-	5,569
Exclude: Net change in fail-to-deliver/receive from broker-dealers, clearing organizations and customers	(20,376)	(26,596)	48,166	66,774
Less: Purchases of furniture, equipment and leasehold improvements	(1,285)	(5,552)	(2,681)	(9,809)
Less: Capitalization of software development costs	(9,136)	(8,384)	(18,561)	(16,459)
Free Cash Flow	$62,840	$67,258	$96,831	$119,642

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

As of June 30, 2022, we had $24.4 million of investments in U.S Treasuries that were classified as trading securities. Adverse movements, such as a 10% decrease in the value of these securities or a downturn or disruption in the markets for these securities, could result in a substantial loss. In addition, principal gains and losses resulting from these securities could on occasion have a disproportionate effect, positive or negative, on our financial condition and results of operations for any particular reporting period.

Interest Rate Risk

Interest rate risk represents our exposure to interest rate changes with respect to our cash, cash equivalents and investments. As of June 30, 2022, our cash and cash equivalents amounted to $290.5 million. A hypothetical 10 basis point increase in interest rates would increase our interest income by approximately $0.3 million, assuming no change in the amount or composition of our cash and cash equivalents.

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

During the twelve months ended June 30, 2022, approximately 17.3% of our revenue and 29.2% of our expenses were denominated in currencies other than the U.S. dollar, most notably the British Pound Sterling. Based on actual results over the past year, a hypothetical 10% increase or decrease in the U.S. dollar against all other currencies would have increased or decreased revenue by approximately $11.9 million and operating expenses by approximately $10.8 million.

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

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures. Our management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our “disclosure controls and procedures,” as that term is defined in Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Exchange Act, as of June 30, 2022. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective to ensure that information required to be disclosed by MarketAxess in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and to ensure that information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

(b) Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2022 identified in connection with the evaluation thereof by our management, including the Chief Executive Officer and Chief Financial Officer, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

During the quarter ended June 30, 2022, we repurchased the following shares of common stock:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
				(In thousands)
April 1, 2022 - April 30, 2022	112,645	$277.49	111,633	$117,841
May 1, 2022 - May 31, 2022	67,500	265.38	67,168	100,016
June 1, 2022 - June 30, 2022	—	—	—	100,016
Total	180,145	$272.95	178,801

During the three months ended June 30, 2022, we repurchased 180,145 shares of common stock. The repurchases included 178,801 shares repurchased in connection with our share repurchase program and 1,344 shares surrendered by employees to us to satisfy the withholding tax obligations upon the exercise of stock options and vesting of restricted shares.

In January 2022, our Board of Directors authorized a new share repurchase program for up to $150.0 million that commenced in March 2022. Shares repurchased under this program will be held in treasury for future use.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Listing:

Number	Description
10.1*	Consulting Services Agreement, dated as of February 1, 2022, by and between MarketAxess Corporation and Nicholas Themelis#†
10.2*	Separation Agreement, effective as of April 8, 2022, by and between MarketAxess Corporation and Nicholas Themelis#†
10.3	MarketAxess Holdings Inc. 2022 Employee Stock Purchase Plan (incorporated by reference to Exhibit 99.1 to the registrant’s Registration Statement on Form S-8 filed on June 8, 2022)#
31.1*	Certification by Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification by Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
104	The cover page from the Company’s Quarterly report on Form 10-Q for the quarter ended June 30, 2022 has been formatted in Inline XBRL and is included in Exhibits 101.

*	Filed herewith.
#	Management contract or compensatory plan or agreement.
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

MARKETAXESS HOLDINGS INC.

Date: July 27, 2022	By:	/s/ RICHARD M. MCVEY
Richard M. McVey
Chief Executive Officer
(principal executive officer)

Date: July 27, 2022	By:	/s/ CHRISTOPHER N. GEROSA
Christopher N. Gerosa
Chief Financial Officer
(principal financial and accounting officer)