Form 10-Q
period 2022-09-30
MARKETAXESS HOLDINGS INC
filed 2022-10-26
CIK 1278021

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

or

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

As of October 24, 2022, the number of shares of the Registrant’s voting common stock outstanding was 37,636,823.

2

MARKETAXESS HOLDINGS INC.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2022

PART I — Financial Information

Item 1. Financial Statements

MARKETAXESS HOLDINGS INC.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Unaudited)

	As of
	September 30, 2022	December 31, 2021
	(In thousands, except share and per share amounts)
ASSETS
Cash and cash equivalents	$318,699	$506,735
Cash segregated under federal regulations	50,523	50,159
Investments, at fair value	33,294	36,078
Accounts receivable, net of allowance of $387 and $140 as of September 30, 2022 and December 31, 2021, respectively	87,550	63,881
Receivables from broker-dealers, clearing organizations and customers	584,654	408,346
Goodwill	154,789	154,789
Intangible assets, net of accumulated amortization	99,887	116,377
Furniture, equipment, leasehold improvements and capitalized software, net of accumulated depreciation and amortization	93,512	96,061
Operating lease right-of-use assets	66,662	70,960
Prepaid expenses and other assets	70,177	27,066
Total assets	$1,559,747	$1,530,452

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Accrued employee compensation	$45,217	$59,719
Payables to broker-dealers, clearing organizations and customers	336,885	229,325
Income and other tax liabilities	28,257	40,456
Accounts payable, accrued expenses and other liabilities	47,362	71,218
Operating lease liabilities	83,286	88,425
Total liabilities	541,007	489,143

Commitments and Contingencies (Note 13)

Stockholders' equity
Preferred stock, $0.001 par value, 4,855,000 shares authorized, no shares issued and outstanding as of September 30, 2022 and December 31, 2021	—	—
Series A Preferred Stock, $0.001 par value, 110,000 shares authorized, no shares issued and outstanding as of September 30, 2022 and December 31, 2021	—	—
Common stock voting, $0.003 par value, 110,000,000 shares authorized, 40,907,433 shares and 40,911,506 shares issued and 37,636,921 shares and 37,918,956 shares outstanding as of September 30, 2022 and December 31, 2021, respectively	123	123
Common stock non-voting, $0.003 par value, 10,000,000 shares authorized, no shares issued and outstanding as of September 30, 2022 and December 31, 2021	—	—
Additional paid-in capital	330,294	330,262
Treasury stock – Common stock voting, at cost, 3,270,512 shares and 2,992,550 shares as of September 30, 2022 and December 31, 2021, respectively	(320,252)	(232,712)
Retained earnings	1,068,662	956,966
Accumulated other comprehensive loss	(60,087)	(13,330)
Total stockholders' equity	1,018,740	1,041,309
Total liabilities and stockholders' equity	$1,559,747	$1,530,452

The accompanying notes are an integral part of these consolidated financial statements.

MARKETAXESS HOLDINGS INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(In thousands, except per share amounts)
Revenues
Commissions	$153,164	$142,826	$482,740	$475,095
Information services	9,711	9,608	28,916	28,614
Post-trade services	9,000	9,444	28,056	29,553
Other	237	215	686	629
Total revenues	172,112	162,093	540,398	533,891

Expenses
Employee compensation and benefits	44,805	40,878	137,996	129,698
Depreciation and amortization	15,302	13,964	45,716	38,840
Technology and communications	14,169	10,665	38,851	31,245
Professional and consulting fees	7,560	10,847	26,101	31,191
Occupancy	3,381	3,265	10,468	9,882
Marketing and advertising	1,797	1,821	6,535	6,153
Clearing costs	4,211	3,269	13,049	12,335
General and administrative	4,576	3,381	12,479	9,893
Total expenses	95,801	88,090	291,195	269,237
Operating income	76,311	74,003	249,203	264,654
Other income (expense)
Investment income	1,433	108	1,746	322
Interest expense	(138)	(314)	(648)	(676)
Equity in earnings of unconsolidated affiliate	869	—	1,060	—
Other, net	388	697	7,499	(1,952)
Total other income (expense)	2,552	491	9,657	(2,306)
Income before income taxes	78,863	74,494	258,860	262,348
Provision for income taxes	19,556	16,536	67,862	56,645
Net income	$59,307	$57,958	$190,998	$205,703

Net income per common share
Basic	$1.58	$1.54	$5.10	$5.49
Diluted	$1.58	$1.52	$5.07	$5.40

Cash dividends declared per common share	$0.70	$0.66	$2.10	$1.98

Weighted average shares outstanding
Basic	37,479	37,529	37,464	37,502
Diluted	37,567	38,084	37,666	38,114

The accompanying notes are an integral part of these consolidated financial statements.

MARKETAXESS HOLDINGS INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(In thousands)
Net income	$59,307	$57,958	$190,998	$205,703
Net cumulative translation adjustment and foreign currency exchange hedge, net of tax of $0, $554, $0, and $8, respectively	(20,248)	(5,149)	(46,757)	(5,943)
Comprehensive income	$39,059	$52,809	$144,241	$199,760

The accompanying notes are an integral part of these consolidated financial statements.

MARKETAXESS HOLDINGS INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

	Common Stock Voting	Additional Paid-In Capital	Treasury Stock – Common Stock Voting	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
	(In thousands, except per share amounts)
Balance at January 1, 2022	$123	$330,262	$(232,712)	$956,966	$(13,330)	$1,041,309
Net income	—	—	—	64,769	—	64,769
Cumulative translation adjustment	—	—	—	—	(5,051)	(5,051)
Stock-based compensation	—	8,099	—	—	—	8,099
Exercise of stock options	—	50	—	—	—	50
Withholding tax payments on restricted stock vesting and stock option exercises	—	(20,292)	—	—	—	(20,292)
Repurchases of common stock	—	—	(38,800)	—	—	(38,800)
Cash dividend on common stock ($0.70 per share)	—	—	—	(26,543)	—	(26,543)
Balance at March 31, 2022	123	318,119	(271,512)	995,192	(18,381)	1,023,541
Net income	—	—	—	66,922	—	66,922
Cumulative translation adjustment	—	—	—	—	(21,458)	(21,458)
Stock-based compensation	—	6,503	—	—	—	6,503
Exercise of stock options	—	86	—	—	—	86
Withholding tax payments on restricted stock vesting and stock option exercises	—	339	—	—	—	339
Repurchases of common stock	—	—	(48,740)	—	—	(48,740)
Cash dividend on common stock ($0.70 per share)	—	—	—	(26,391)	—	(26,391)
Balance at June 30, 2022	123	325,047	(320,252)	1,035,723	(39,839)	1,000,802
Net income	—	—	—	59,307	—	59,307
Cumulative translation adjustment and foreign currency exchange hedge, net of tax	—	—	—	—	(20,248)	(20,248)
Stock-based compensation	—	7,351	—	—	—	7,351
Exercise of stock options	—	148	—	—	—	148
Withholding tax payments on restricted stock vesting and stock option exercises	—	(2,252)	—	—	—	(2,252)
Cash dividend on common stock ($0.70 per share)	—	—	—	(26,368)	—	(26,368)
Balance at September 30, 2022	$123	$330,294	$(320,252)	$1,068,662	$(60,087)	$1,018,740

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

MARKETAXESS HOLDINGS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2022	2021
	(In thousands)
Cash flows from operating activities
Net income	$190,998	$205,703
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	45,716	38,840
Amortization of operating lease right-of-use assets	4,232	5,055
Stock-based compensation expense	21,953	20,312
Deferred taxes	(3,346)	3,038
Foreign currency transaction gains	(13,595)	—
Other	730	(46)
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(24,011)	11,820
(Increase) in receivables from broker-dealers, clearing organizations and customers	(148,558)	(288,107)
(Increase) in prepaid expenses and other assets	(4,693)	(1,915)
Decrease (increase) in trading investments	445	(5,569)
Decrease (increase) in mutual funds held in rabbi trust	2,339	(1,914)
(Decrease) in accrued employee compensation	(14,502)	(13,280)
Increase in payables to broker-dealers, clearing organizations and customers	107,560	170,113
(Decrease) in income and other tax liabilities	(8,337)	(914)
Increase (decrease) in accounts payable, accrued expenses and other liabilities	2,762	(1,418)
(Decrease) in operating lease liabilities	(4,688)	(5,338)
Net cash provided by operating activities	155,005	136,380
Cash flows from investing activities
Acquisitions, net of cash and cash equivalents acquired	—	(17,078)
Acquisition of equity method investment	(34,400)	—
Purchases of furniture, equipment and leasehold improvements	(6,642)	(14,567)
Capitalization of software development costs	(27,109)	(24,650)
Net cash (used in) investing activities	(68,151)	(56,295)
Cash flows from financing activities
Cash dividend on common stock	(79,855)	(74,999)
Exercise of stock options	284	6,948
Withholding tax payments on restricted stock vesting and stock option exercises	(22,205)	(33,371)
Repurchases of common stock	(87,540)	(18,192)
Payment of contingent consideration	(26,164)	—
Proceeds from short-term borrowings	100,000	70,348
Repayments of short-term borrowings	(100,000)	(70,348)
Net cash (used in) financing activities	(215,480)	(119,614)
Effect of exchange rate changes on cash and cash equivalents	(28,111)	(4,720)
Cash and cash equivalents including restricted cash
Net decrease for the period	(156,737)	(44,249)
Beginning of period	625,567	608,050
End of period	$468,830	$563,801

Supplemental cash flow information
Cash paid for income taxes	$69,085	$48,669
Cash paid for interest	658	676
Non-cash activity
Contingent consideration payable recognized in connection with acquisitions	—	26,898
Exercise of stock options - cashless	—	2,750
Operating lease right-of-use assets obtained in exchange for operating lease liabilities	1,670	1,891

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

Fair Value Financial Instruments

Fair value is defined as “the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.” A three-tiered hierarchy for determining fair value has been established that prioritizes inputs to valuation techniques used in fair value calculations. The three levels of inputs are defined as Level 1 (unadjusted quoted prices for identical assets or liabilities in active markets), Level 2 (inputs that are observable in the marketplace other than those inputs classified in Level 1) and Level 3 (inputs that are unobservable in the marketplace). The Company’s financial assets and liabilities measured at fair value on a recurring basis consist of its money market funds, trading securities, foreign currency forward contracts, and contingent consideration payables associated with acquisitions. All other financial instruments are short-term in nature and the carrying amounts reported on the Consolidated Statements of Financial Condition approximate fair value.

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

Allowance for Credit Losses

All accounts receivable have contractual maturities of less than one year and are derived from trading-related fees and commissions and revenues from products and services. The Company continually monitors collections and payments from its customers and maintains an allowance for doubtful accounts. The allowance for credit losses is based on an estimate of the amount of potential credit losses in existing accounts receivable, as determined from a review of aging schedules, past due balances, historical collection experience and other specific collection issues that have been identified. Account balances are grouped for evaluation based on various risk characteristics, including billing type, legal entity, and geographic region. Additions to the allowance for credit losses are charged to bad debt expense, which is included in general and administrative expense in the Company’s Consolidated Statements of Operations. Balances that are determined to be uncollectable are written off against the allowance for credit losses. The allowance for credit losses was immaterial as of September 30, 2022 and December 31, 2021.

Depreciation and Amortization

Fixed assets are carried at cost less accumulated depreciation. The Company uses the straight-line method of depreciation over three to seven years. The Company amortizes leasehold improvements on a straight-line basis over the lesser of the life of the improvement or the remaining term of the lease.

Software Development Costs

The Company capitalizes certain costs associated with the development of internal use software, including, among other items, employee compensation and related benefits and third-party consulting costs at the point at which the conceptual formulation, design and testing of possible software project alternatives have been completed. Once the product is ready for its intended use, such costs are amortized on a straight-line basis over three years. The Company reviews the amounts capitalized for impairment whenever events or changes in circumstances indicate that the carrying amounts of the assets may not be recoverable.

Cloud Computing Costs

The Company capitalizes certain costs associated with cloud computing arrangements, including, among other items, employee compensation and related benefits and third-party consulting costs that are part of the application development stage. These costs are recorded as a prepaid asset on the Consolidated Statements of Financial Condition and are amortized over the period of the hosting service contract, which ranges from one to five years. The Company reviews the amounts capitalized for impairment whenever events or changes in circumstances indicate that the carrying amounts of the assets may not be recoverable.

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

The Company enters into foreign currency forward contracts to economically hedge its foreign currency transaction gains and losses. Realized and unrealized gains and losses on these forward contracts are included in other, net in the Consolidated Statements of Operations. The Company records the fair value of the forward contract asset in prepaid expenses and other assets or the fair value of the forward contract liability in accounts payable, accrued expenses and other liabilities in the Consolidated Statements of Financial Condition.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(In thousands)
Commission revenue by fee type
Variable transaction fees
Disclosed trading	$74,767	$75,044	$246,520	$258,443
Open Trading – matched principal trading	42,845	34,356	128,460	120,557
U.S. Treasuries – matched principal trading	4,160	2,748	13,487	8,645
Total variable transaction fees	121,772	112,148	388,467	387,645
Distribution fees and unused minimum fees	31,392	30,678	94,273	87,450
Total commissions	$153,164	$142,826	$482,740	$475,095

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(In thousands)
Information services revenue by timing of recognition
Services transferred over time	$9,524	$9,389	$28,232	$27,946
Services transferred at a point in time	187	219	684	668
Total information services revenues	$9,711	$9,608	$28,916	$28,614

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(In thousands)
Post-trade services revenue by timing of recognition
Services transferred over time	$9,000	$9,444	$28,014	$29,544
Services transferred at a point in time	—	—	42	9
Total post-trade services revenues	$9,000	$9,444	$28,056	$29,553

Other revenues – Other revenues primarily includes revenue from telecommunications line charges to broker-dealer clients.

Contract liabilities consist of deferred revenues that the Company records when cash payments are received or due in advance of services to be performed. The revenue recognized from contract liabilities and the remaining balance is shown below:

	December 31, 2021	Payments received in advance of services to be performed	Revenue recognized for services performed during the period	Foreign Currency Translation	September 30, 2022
	(In thousands)
Information services	$3,528	$7,896	$(8,266)	$—	$3,158
Post-trade services	720	11,147	(10,535)	(126)	1,206
Total deferred revenue	$4,248	$19,043	$(18,801)	$(126)	$4,364

The majority of the Company’s contracts are short-term in nature with durations of less than one year. For contracts with original durations extending beyond one year, the aggregate amount of the transaction price allocated to remaining performance obligations was $57.3 million as of September 30, 2022. The Company expects to recognize revenue associated with the remaining performance obligations over the next 58 months.

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

3. Regulatory Capital Requirements

One of the Company’s U.S. subsidiaries is registered as a broker-dealer and therefore is subject to the applicable rules and regulations of the SEC and the Financial Industry Regulatory Authority (“FINRA”). These rules contain minimum net capital requirements, as defined in the applicable regulations. Certain of the Company’s foreign subsidiaries are regulated by the Financial Conduct Authority (“FCA”) in the U.K. or other foreign regulators and must maintain financial resources, as defined in the applicable regulations, in excess of the applicable financial resources requirement. As of September 30, 2022, each of the Company’s subsidiaries that are subject to these regulations had net capital or financial resources in excess of their minimum requirements. As of September 30, 2022, the Company’s subsidiaries maintained aggregate net capital and financial resources that were $485.4 million in excess of the required levels of $27.2 million.

The Company’s U.S. broker-dealer subsidiary is required to segregate funds in a special reserve bank account for the benefit of customers pursuant to Rule 15c3-3 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). As of September 30, 2022, the U.S. broker-dealer subsidiary had a balance of $50.5 million in its special reserve bank account. This U.S. broker-dealer subsidiary also maintained net capital that was $308.7 million in excess of the required level of $4.5 million.

Each of the Company’s U.S. and foreign regulated subsidiaries are subject to local regulations which generally limit, or require the prior notification to or approval from such regulated entity’s principal regulator before, the repayment of borrowings from the Company or affiliates, paying cash dividends, making loans to the Company or affiliates or otherwise entering into transactions that result in a significant reduction in regulatory net capital or financial resources.

4. Fair Value Measurements

The following table summarizes the valuation of the Company’s assets and liabilities measured at fair value as categorized based on the hierarchy described in Note 2:

	Level 1	Level 2	Level 3	Total
	(In thousands)
As of September 30, 2022
Assets
Money market funds	$1,105	$—	$—	$1,105
Trading securities
U.S. Treasuries	—	24,438	—	24,438
Mutual funds held in rabbi trust	—	8,856	—	8,856
Total assets	$1,105	$33,294	$—	$34,399

Liabilities
Contingent consideration payable	$—	$—	$12,230	$12,230
Foreign currency forward position	—	2,795	—	2,795
Total liabilities	$—	$2,795	$12,230	$15,025

As of December 31, 2021
Assets
Money market funds	$14,206	$—	$—	$14,206
Trading securities
U.S. Treasuries	—	24,883	—	24,883
Mutual funds held in rabbi trust	—	11,195	—	11,195
Total assets	$14,206	$36,078	$—	$50,284

Liabilities
Contingent consideration payable	$—	$—	$41,090	$41,090

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

Liabilities classified within Level 3 reflect contingent consideration payable recognized in connection with acquisitions. Significant unobservable inputs used in the valuation of contingent consideration payable include estimates of client retention, electronic trading volume and variable fees over periods of 18 to 24 months from the acquisition dates. The following table summarizes the change in the Company's Level 3 liabilities for the nine months ended September 30, 2022:

	December 31, 2021	Payments	Unrealized (Gain)/Loss	Realized (Gain)/Loss	Foreign Currency Translation	September 30, 2022
	(In thousands)
Contingent consideration payable	$41,090	$(26,164)	$422	$(1,769)	$(1,349)	$12,230

The table below presents the range and average significant unobservable inputs used in the valuation of the Company's Level 3 liabilities:

	Valuation Technique	Unobservable Inputs	Range	Average
	($ in thousands)
As of September 30, 2022
Contingent consideration payable	Discounted cash flows	Present value factor	0.98	0.98
		April 2022-March 2023 variable fee	$3,556 - $5,658	$4,607
		Percentage of electronic trading volume	86.0% - 96.6%	91.3%

As of December 31, 2021
Contingent consideration payable	Discounted cash flows	Present value factor	0.95 - 1	0.98
		Customer retention rate	84.0%	84.0%
		April 2021-March 2022 variable fee	$2,703 - $3,086	$2,895
		Percentage of electronic trading volume	86.0% - 96.6%	91.3%

The table below presents the carrying value, fair value and fair value hierarchy category of the Company's financial assets and liabilities that are not measured at fair value on the Consolidated Statements of Financial Condition. The carrying values of the Company's financial assets and liabilities not measured at fair value categorized in the fair value hierarchy as Level 1 and Level 2 approximate fair value due to the short-term nature of the underlying assets and liabilities.

	Carrying Value	Fair Value	Level 1	Level 2	Level 3	Total
	(In thousands)
As of September 30, 2022
Financial assets not measured at fair value:
Cash and cash equivalents	$318,699	$318,699	$318,699	$—	$—	$318,699
Cash segregated under federal regulations	50,523	50,523	50,523	—	—	50,523
Accounts receivable, net of allowance	87,550	87,550	—	87,550	—	87,550
Receivables from broker-dealers, clearing organizations and customers	584,654	584,654	96,315	488,339	—	584,654
Total	$1,041,426	$1,041,426	$465,537	$575,889	$—	$1,041,426

Financial liabilities not measured at fair value:
Payables to broker-dealers, clearing organizations and customers	$336,885	$336,885	$—	$336,885	$—	$336,885

As of December 31, 2021
Financial assets not measured at fair value:
Cash and cash equivalents	$506,735	$506,735	$506,735	$—	$—	$506,735
Cash segregated under federal regulations	50,159	50,159	50,159	—	—	50,159
Accounts receivable, net of allowance	63,881	63,881	—	63,881	—	63,881
Receivables from broker-dealers, clearing organizations and customers	408,346	408,346	68,565	339,781	—	408,346
Total	$1,029,121	$1,029,121	$625,459	$403,662	$—	$1,029,121

Financial liabilities not measured at fair value:
Payables to broker-dealers, clearing organizations and customers	$229,325	$229,325	$—	$229,325	$—	$229,325

The Company enters into foreign currency forward contracts as an economic hedge against foreign currency transaction gains and losses in the Consolidated Statements of Operations. These forward contracts are for one-month periods and are used to limit exposure to foreign currency exchange rate fluctuations. The Company records the fair value of the asset in prepaid expenses and other assets or the fair value of the liability in accounts payable, accrued expenses and other liabilities in the Consolidated Statements of Financial Condition. The following table summarizes the Company’s foreign currency forward position:

	As of
	September 30, 2022	December 31, 2021
	(In thousands)
Notional value	$58,585	$—
Fair value of notional	55,790	—
Fair value of the liability	$2,795	$—

Realized and unrealized gains and losses on foreign currency forward contracts are included in other, net in the Consolidated Statements of Operations. The Company recorded realized and unrealized losses of $2.1 million and $2.8 million, respectively, for the three months ended September 30, 2022. The Company maintained a collateral deposit of $3.2 million with its counterparty bank as of September 30, 2022, which is included within prepaid expenses and other assets on the Consolidated Statements of Financial Condition.

The following table summarizes the Company’s investments:

	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
	(In thousands)
As of September 30, 2022
Trading securities
U.S. Treasuries	$24,883	$—	$(445)	$24,438
Mutual funds held in rabbi trust	11,474	—	(2,618)	8,856
Total investments	$36,357	$—	$(3,063)	$33,294

As of December 31, 2021
Trading securities
U.S. Treasuries	$24,994	$—	$(111)	$24,883
Mutual funds held in rabbi trust	9,941	1,254	—	11,195
Total investments	$34,935	$1,254	$(111)	$36,078

The following table summarizes the fair value of the investments based upon the contractual maturities:

	As of
	September 30, 2022	December 31, 2021
	(In thousands)
Less than one year	$33,294	$11,195
Due in 1 - 5 years	—	24,883
Total	$33,294	$36,078

There were no proceeds from the sales and maturities of investments during the nine months ended September 30, 2022. Proceeds from the sales and maturities of investments during the nine months ended September 30, 2021 were $19.4 million. Net unrealized losses on trading securities were $3.1 million for the nine months ended September 30, 2022. Net unrealized gains on trading securities were $0.9 million for the nine months ended September 30, 2021.

5. Receivables from and Payables to Broker-dealers, Clearing organizations and Customers

Receivables from and payables to broker-dealers, clearing organizations and customers consisted of the following:

	September 30, 2022	December 31, 2021
Receivables from broker-dealers, clearing organizations and customers:	(In thousands)
Securities failed-to-deliver – broker-dealers and clearing organizations	$203,657	$152,766
Securities failed-to-deliver – customers	276,272	182,052
Deposits with clearing organizations and broker-dealers	96,315	68,565
Other	8,410	4,963
Total	$584,654	$408,346

Payables to broker-dealers, clearing organizations and customers:
Securities failed-to-receive – broker-dealers and clearing organizations	$211,235	$166,010
Securities failed-to-receive – customers	113,826	59,879
Other	11,824	3,436
Total	$336,885	$229,325

6. Acquisitions and Equity Investments

In May 2022, the Company invested $34.4 million to acquire a minority ownership stake in RFQ–hub Holdings LLC, an entity formed with a consortium of market participants to support the growth of RFQ-hub, a bilateral multi-asset request for quote platform. The Company possesses significant influence over RFQ–hub Holdings LLC and is accounting for its investment under the equity method of accounting. As of September 30, 2022, the Company’s investment is recorded at carrying value of $35.5 million within prepaid expenses and other assets on the Consolidated Statements of Financial Condition. The Company’s proportionate share of RFQ–hub Holdings LLC’s net earnings was $0.9 million and $1.1 million for the three and nine months ended September 30, 2022, respectively, and is recorded within equity in earnings of unconsolidated affiliate on the Consolidated Statements of Operations.

On April 9, 2021, the Company acquired MuniBrokers LLC (“MuniBrokers”), a central electronic venue serving municipal bond brokers and dealers. The purchase price consisted of $17.1 million in cash paid at closing and up to $25.0 million of contingent consideration payable within approximately two years of the acquisition date. The Company accounted for the transaction as a business combination and utilized an independent third-party to assist in determining the fair value of the acquired intangible assets. The accounting purchase price was $39.6 million, comprised of $17.1 million of cash and $22.5 million of contingent consideration payable, which was included within accounts payable, accrued expenses, and other liabilities on the Consolidated Statements of Financial Condition. The Company recorded $32.0 million of amortizable intangible assets and $7.4 million of goodwill as of the acquisition date. The acquired intangible assets consist of customer relationships and technology and have useful lives ranging from 1 to 15 years. In 2022, the Company recognized a decrease of $1.6 million to the contingent consideration payable due to the finalization of the first earn-out period consideration, which was recorded as a gain in other, net on the Consolidated Statements of Operations. In May 2022, the Company made a payment of $8.3 million to settle the first earn-out period consideration. As of September 30, 2022, the remaining outstanding contingent consideration payable was $12.2 million.

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

7. Goodwill and Intangible Assets

Goodwill and intangible assets with indefinite lives were $154.8 million as of each of September 30, 2022 and December 31, 2021. Intangible assets that are subject to amortization, including the related accumulated amortization, are comprised of the following:

	September 30, 2022			December 31, 2021
	Cost	Accumulated amortization	Net carrying amount	Cost	Accumulated amortization	Net carrying amount
	(In thousands)

Customer relationships	$126,643	$(29,540)	$97,103	$132,197	$(19,813)	$112,384
Technology and other intangibles	11,430	(8,646)	2,784	11,430	(7,437)	3,993
Total	$138,073	$(38,186)	$99,887	$143,627	$(27,250)	$116,377

Amortization expense associated with identifiable intangible assets was $3.9 million and $3.7 million for the three months ended September 30, 2022 and 2021, respectively, and $12.1 million and $9.8 million for the nine months ended September 30, 2022 and 2021, respectively. Annual estimated total amortization expense is $16.2 million, $17.1 million, $14.8 million, $11.9 million and $10.2 million for 2022 through 2026.

8. Income Taxes

The Company's provision for income taxes includes U.S. federal, state and local, and foreign taxes. The Company’s effective tax rate was 24.8% and 22.2% for the three months ended September 30, 2022 and 2021, respectively, and 26.2% and 21.6% for the nine months ended September 30, 2022 and 2021, respectively. The Company’s effective tax rate can vary from period to period depending on geographic mix of our earnings, changes in tax legislation and tax rates and the amount and timing of excess tax benefits related to share-based payments, among other factors. During the nine months ended September 30, 2022, the Company’s provision for income taxes included $3.2 million of expense related to a settlement with the New York State tax authorities to resolve the 2010 to 2014 audits. The Company recognized excess tax detriments on share-based payments of less than $0.1 million for both the three and nine months ended September 30, 2022, and excess tax benefits on share-based payments of $1.7 million and $11.4 million for the three and nine months ended September 30, 2021, respectively.

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

9. Stock-Based Compensation Plans

Equity Incentive Plan

The Company maintains the MarketAxess Holdings Inc. 2020 Equity Incentive Plan (the “2020 Plan”) which provides for the grant of stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, performance units, or other stock-based awards as incentives to encourage employees, consultants and non-employee directors to participate in the long-term success of the Company. As of September 30, 2022, there were 2,480,299 shares available for grant under the 2020 Plan.

Total stock-based compensation expense was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(In thousands)
Employees	$6,958	$6,444	$20,659	$19,467
Non-employee directors	393	310	1,294	845
Total stock-based compensation	$7,351	$6,754	$21,953	$20,312

The Company records stock-based compensation expense for employees in employee compensation and benefits and for non-employee directors in general and administrative expenses in the Consolidated Statements of Operations.

During the nine months ended September 30, 2022, the Company granted to employees and directors a total of 68,119 restricted stock units, 23,904 options to purchase shares of common stock and performance stock units with an expected pay-out at target of 22,141 shares of common stock. The fair values of the restricted stock units and performance stock units were based on a weighted-average fair value per unit at the grant date of $346.66 and $350.85, respectively. Based on the Black-Scholes option pricing model, the weighted-average fair value for each option granted was $101.38 per share.

As of September 30, 2022, the total unrecognized compensation cost related to all non-vested awards was $44.7 million. That cost is expected to be recognized over a weighted-average period of 1.6 years.

Employee Stock Purchase Plan

In June 2022, the Company’s stockholders approved the MarketAxess Holdings Inc. Employee Stock Purchase Plan (the “ESPP”), under which a total of 121,221 shares of the Company’s Common Stock will be made available for purchase by employees. The ESPP is intended to qualify as an “employee stock purchase plan” meeting the requirements of Section 423 of the Internal Revenue Code. The ESPP was adopted by the Company’s Board of Directors in April 2022 and approved by the Company’s stockholders in June 2022. The ESPP has a series of six-month offering periods, with a new offering period beginning on the first trading day on or after February 16 and August 16 of each year. Subject to certain limitations, employees may contribute up to $2,000 of such employee’s total eligible compensation per month towards the purchase of common stock via payroll deductions. Purchase dates occur on the first trading day on or after February 15 and August 15 of each year and shares are purchased at a 15% discount off the lesser of: (i) the fair market value per share on the first day of each offering period; and (ii) the fair market value per share on the purchase date, but in no event less than par value. The first offering period under the ESPP began on August 16, 2022.

The ESPP replaced the 2015 MarketAxess Holdings Inc. Employee Stock Purchase Plan, which was terminated by the Company’s Compensation and Talent Committee in February 2022.

10. Earnings Per Share

The following table sets forth basic and diluted weighted average shares outstanding used to compute earnings per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(In thousands, except per share amounts)
Basic weighted average shares outstanding	37,479	37,529	37,464	37,502
Dilutive effect of stock options and restricted stock	88	555	202	612
Diluted weighted average shares outstanding	37,567	38,084	37,666	38,114

Basic earnings per share	$1.58	$1.54	$5.10	$5.49
Diluted earnings per share	1.58	1.52	5.07	5.40

Stock options and restricted stock totaling 379,764 shares and 30,037 shares for the three months ended September 30, 2022 and 2021, respectively, and 295,940 and 39,899 for the nine months ended September 30, 2022 and 2021, respectively, were excluded from the computation of diluted earnings per share because their effect would have been antidilutive. The computation of diluted shares can vary among periods due, in part, to the change in the average price of the Company’s common stock.

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

2021 Credit Agreement

On October 15, 2021, the Company replaced the 2020 Credit Agreement with a new three-year revolving credit facility (the “2021 Credit Agreement”) provided by a syndicate of lenders and JPMorgan Chase Bank, N.A., as administrative agent, which provides aggregate commitments totaling $500.0 million, consisting of a revolving credit facility and a $5.0 million letter of credit sub-limit for standby letters of credit. The 2021 Credit Agreement will mature on October 15, 2024, with the Company's option to request up to two additional 364-day extensions at the discretion of each lender and subject to customary conditions. Subject to satisfaction of certain specified conditions, the Company is permitted to upsize the 2021 Credit Agreement by up to $250.0 million in total. As of September 30, 2022, the Company had no letters of credit outstanding and $500.0 million in available borrowing capacity under the 2021 Credit Agreement.

Borrowings under the 2021 Credit Agreement will bear interest at a rate per annum equal to the base rate or adjusted LIBOR plus an applicable margin that varies with the Company's consolidated total leverage ratio. The 2021 Credit Agreement requires that the Company satisfy certain covenants, which include a leverage ratio. The Company incurred $0.3 million of interest expense under the 2021 Credit Agreement for the nine months ended September 30, 2022.

Collateralized Agreement

In connection with its self-clearing operations, the Company’s U.S. broker-dealer subsidiary entered into an agreement (the “Collateralized Agreement”) with its settlement bank to provide loans to the subsidiary in amounts up to an aggregate of $200.0 million on an uncommitted basis. Borrowings under the Collateralized Agreement are collateralized by securities pledged by the Company’s U.S. broker-dealer subsidiary to the settlement bank, subject to applicable haircuts and concentration limits. Borrowings under the Collateralized Agreement will bear interest at a base rate per annum equal to the higher of the upper range of the Federal Funds Rate, 0.25% or one-month Secured Overnight Financing Rate (“SOFR”), plus 1.00%. The Company incurred no interest expense on borrowings under the Collateralized Agreement during the nine months ended September 30, 2022. As of September 30, 2022, the Company had no borrowings outstanding and $200.0 million in available borrowing capacity under the Collateralized Agreement.

Short-term Financing

Under arrangements with their settlement banks, certain of the Company’s U.S. and U.K. operating subsidiaries may receive overnight financing in the form of bank overdrafts. The Company incurred interest expense on such overnight financing of $0.4 million during the nine months ended September 30, 2022. As of September 30, 2022, the Company had no overdrafts payable outstanding.

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

The following table presents the components of lease expense for the three and nine months ended September 30, 2022 and 2021:

		Three Months Ended September 30,		Nine Months Ended September 30,
Lease cost:	Classification	2022	2021	2022	2021
		(In thousands)
Operating lease cost	Occupancy	$3,274	$3,269	$9,929	$9,939
Operating lease cost for subleased/assigned properties	Other, net	—	507	469	1,548
Variable lease costs	Occupancy	49	2	60	9
Sublease income subleased/assigned properties	Other, net	—	(512)	(405)	(1,559)
Net lease cost		$3,323	$3,266	$10,053	$9,937

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

The weighted average remaining lease term and weighted average discount rate are as follows:

	As of
Lease Term and Discount Rate	September 30, 2022	December 31, 2021
Weighted average remaining lease term (in years)	10.9	11.5
Weighted average discount rate	5.9%	5.9%

The following table presents the maturity of lease liabilities as of September 30, 2022:

(In thousands)
Remainder of 2022	$2,697
2023	10,793
2024	11,288
2025	11,110
2026	10,611
2027 and thereafter	67,909
Total lease payments	114,408
Less: imputed interest	31,122
Present value of lease liabilities	$83,286

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

Other

The Company, through certain of its subsidiaries, executes bond transactions between its institutional investor and broker-dealer clients on a matched principal basis by serving as counterparty to both the buyer and the seller in trades. The Company’s U.S. broker-dealer subsidiary operates under a self-clearing model for the settlement of such transactions. The Company’s subsidiaries also settle their transactions through third-party clearing brokers or settlement agents. Settlement typically occurs within one to two trading days after the trade date. Cash settlement of the transaction occurs upon receipt or delivery of the underlying instrument that was traded. Under both the self-clearing and the third-party clearing models, the Company may be exposed to credit risk in the event a counterparty does not fulfill its obligation to complete a transaction or if there is an error in executing a matched principal transaction. Pursuant to the terms of the securities clearing agreements, each third-party clearing broker has the right to charge the Company for any losses they suffer resulting from a counterparty’s failure on any of the Company’s trades. The Company did not record any liabilities or losses with regard to counterparty failures for the nine months ended September 30, 2022 and 2021.

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

14. Share Repurchase Programs

In January 2021, the Board of Directors authorized a new share repurchase program for up to $100.0 million that commenced in April 2021 and was exhausted in January 2022. In January 2022, the Board of Directors authorized a new share repurchase program for up to $150.0 million. For the nine months ended September 30, 2022, the Company repurchased 280,315 shares of common stock at a cost of $87.5 million. Shares repurchased under each program will be held in treasury for future use.

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

For the nine months ended September 30, 2022 and 2021, the U.K. was the only individual foreign country in which the Company had a subsidiary that accounted for 10% or more of the total revenues or total long-lived assets. Revenues and long-lived assets are attributed to a geographic area based on the location of the particular subsidiary. Long-lived assets are defined as furniture, equipment, leasehold improvements and capitalized software. Revenues for the three and nine months ended September 30, 2022 and 2021 and long-lived assets as of September 30, 2022 and December 31, 2021 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(In thousands)
Revenues
Americas	$140,020	$131,306	$439,939	$434,664
Europe	28,124	25,991	86,660	83,852
Asia	3,968	4,796	13,799	15,375
Total	$172,112	$162,093	$540,398	$533,891

	As of
	September 30, 2022	December 31, 2021
	(In thousands)
Long-lived assets, as defined
Americas	$76,415	$75,328
Europe	16,696	20,547
Asia	401	186
Total	$93,512	$96,061

16. Cash and Cash Equivalents and Restricted Cash

The following table provides a reconciliation of cash and cash equivalents together with restricted or segregated cash as reported within the Consolidated Statements of Financial Condition to the sum of the same such amounts shown in the Consolidated Statements of Cash Flows.

	Statement of Financial Condition Location	September 30, 2022	December 31, 2021
		(In thousands)
Cash and cash equivalents	Cash and cash equivalents	$318,699	$506,735
Cash segregated for regulatory purposes	Cash segregated under federal regulations	50,523	50,159
Deposits with clearing organizations and broker-dealers	Receivables from broker-dealers, clearing organizations and customers	96,315	68,565
Other deposits	Prepaid expenses and other assets	3,293	108
Total		$468,830	$625,567

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

We operate in a large and rapidly growing market that provides us with a significant opportunity for future growth. Many of our largest current product areas, and areas of future growth, have relatively low levels of trading electronification, which further increases the size of our addressable market. Our platforms’ innovative technology solutions are designed to capitalize on this addressable market by increasing the number of potential trading counterparties and providing our clients with a menu of solutions to address the full lifecycle of fixed-income trading. We offer Open Trading for most of our products and trading protocols, allowing our entire global network to interact in one large pool of trading liquidity. We believe that Open Trading drives meaningful transaction cost savings to our clients and reduces risk in fixed-income markets by creating a global, diversified pool of liquidity. Institutional investors can also send trading inquiries directly to their traditional broker-dealer counterparties through a disclosed RFQ, while simultaneously accessing additional counterparties through our anonymous Open Trading solution. We also provide a number of integrated and actionable data offerings, including Composite+ and Axess All, to assist clients with pricing and trading decisions and transaction cost analysis. We have a range of post-trade services, including straight through processing, trade matching, trade publication, regulatory transaction reporting and market and reference data across fixed-income and other products.

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

Critical Factors Affecting Our Industry and Our Company

Economic, Political and Market Factors

The global fixed-income securities industry is risky and volatile and is directly affected by a number of economic, political and market factors that may impact trading volume. These factors could have a material adverse or positive effect on our business, financial condition and results of operations. These factors include, among others, credit market conditions, the current interest rate environment, including the volatility of interest rates and investors’ forecasts of future interest rates, the duration of bonds traded, economic and political conditions in the United States, Europe and elsewhere, and the consolidation or contraction of our broker-dealer and institutional investor clients.

We experienced improving operating conditions in the third quarter of 2022 compared to the third quarter of 2021, with credit spreads widening, increased volatility and higher U.S high-grade market volumes. In the three months ended September 30, 2022, market volumes in U.S. high-grade corporate bonds as reported by FINRA’s Trade Reporting and Compliance Engine (“TRACE”) increased 20.1% compared to the three months ended September 30, 2021. Although our trading volumes increased during the three months ended September 30, 2022 due to higher market volumes and increases in our estimated market share in several of our product areas, a significant rise in corporate bond yields during the three months ended September 30, 2022 contributed to a decrease in the duration of the bonds traded on our platforms, which had a negative effect on our average variable transaction fee per million.

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

Throughout 2022, the COVID-19 pandemic (the “Pandemic”) has continued to have an impact on how we manage our business. Most of our employees have transitioned to a hybrid employment model with an emphasis on safety and employee wellbeing. We continue to monitor the impact of the Pandemic on our communities, including the spread of any variants, and we remain confident that we could continue to maintain business continuity and serve our clients if a return to an all-virtual environment becomes necessary to promote employee and public safety.

There has been increased demand for green bonds and other securities linked to environmental, social and governance factors in the fixed income markets in which we operate. Based on the interest we are receiving from investors, we expect such increased demand to continue.

Because the majority of our assets are short-term in nature, they are not significantly affected by inflation. However, the rate of inflation may affect our expenses, such as employee compensation, technology and communications expenses, which may not be readily recoverable in the prices of our services. To the extent inflation continues to result in rising interest rates and has other adverse effects on the securities markets or the economy, it may adversely affect our financial position and results of operations.

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

Regulatory Environment

Our business is subject to extensive regulations in the United States and internationally, which may expose us to significant regulatory risk and cause additional legal costs to ensure compliance. The existing legal framework that governs the financial markets is periodically reviewed and amended, resulting in the enactment and enforcement of new laws and regulations that apply to our business. For example, the SEC recently proposed rules that will expand Regulation ATS and Regulation SCI to alternative trading systems (ATS) that trade government securities and amend the SEC rule regarding the definition of an “exchange” to include Communication Protocol Systems, such as our RFQ protocols. In connection with these proposed rules, we expect that we will have to operate all of our trading protocols in compliance with Regulation ATS. The fixed-income industry is also in the process of complying with Rule 15c2-11 (“Publication or submission of quotations without specified information”) of the Exchange Act, which had not previously been applied to debt securities. The impact of any of these reform efforts on us and our operations remains uncertain.

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

As the overall share of electronic trading grows in global credit products, we are experiencing continued demand for, and growth in, our automated trading solutions. Automated trading volumes rose to $51.7 billion in the third quarter of 2022, up 22.1% from $42.3 billion in the third quarter of 2021. In addition, the use of dealer algorithms is continuing to grow on our platforms, with approximately 5.8 million algorithmic responses in the third quarter of 2022, up 33.5% from the same period last year.

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

As further described under “— Critical Factors Affecting our Industry and our Company — Economic, Political and Market Factors” and “— Results of Operations — Three Months Ended September 30, 2022 Compared to Three Months Ended September 30, 2021,” our trading volumes increased and our average variable transaction fee per million decreased compared to the three months ended September 30, 2021.

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

Credit Commissions. Credit includes U.S. high-grade corporate bonds, high-yield bonds, emerging markets bonds, Eurobonds, municipal bonds and leveraged loans. Our U.S. high-grade corporate bond fee plans generally incorporate variable transaction fees and fixed distribution fees billed to our broker-dealer clients on a monthly basis. Certain broker-dealers participate in fee programs that do not contain monthly distribution fees and instead incorporate additional per transaction execution fees and minimum monthly fee commitments. Under these fee plans, we electronically add the transaction fee to the spread quoted by the broker-dealer client. The U.S. high-grade transaction fee is generally designated in basis points in yield and, as a result, is subject to fluctuation depending on the duration of the bond traded.

Commissions for high-yield bonds, emerging markets bonds, Eurobonds, municipal bonds and leveraged loans generally vary based on the type of the instrument traded using standard fee schedules. Our high-yield fee plan structure is similar to our U.S. high-grade fee plans. Certain dealers participate in a high-yield fee plan that incorporates a variable transaction fee and fixed distribution fee, while other dealers participate in a plan that does not contain monthly distribution fees and instead incorporates additional per transaction execution fees and minimum monthly fee commitments.

The average credit fees per million may vary in the future due to changes in yield, years-to-maturity and nominal size of high-grade bonds traded on our platforms and changes in product mix or trading protocols.

Credit distribution fees include any unused monthly fee commitments under our variable fee plans and subscription revenues associated with the MuniBrokers platform.

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

Expenses may continue to grow in the future, notably in employee compensation and benefits as we increase headcount to support investment in new products, operational support and geographic expansion, depreciation and amortization due to increased investment in new products and enhancements to our trading platforms, and technology and communication costs. Expenses may also grow due to acquisitions.

Other Income (Expense)

Investment Income. Investment income consists of interest income earned on our cash and cash equivalents, restricted cash, deposits and investments.

Interest Expense. Interest expense consists of financing charges incurred on short-term borrowings.

Equity in Earnings of Unconsolidated Affiliate. Equity in earnings of unconsolidated affiliate represents the proportionate share of our equity method investee’s net income.

Other, Net. Other, net consists of realized and unrealized gains or losses on trading security investments and foreign currency forward contracts, foreign currency transaction gains or losses, investment advisory fees, credit facility administrative fees, gains or losses on revaluations of contingent consideration payable and other miscellaneous revenues and expenses.

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

In 2020, annual performance share awards (“PSAs”), and in 2021 and 2022, performance stock units (together with the PSAs, “performance equity awards”) were granted to the executive officers and certain senior managers. Each performance equity award is earned or forfeited based on our level of achievement of certain predetermined metrics, including pre-tax adjusted operating income and market share for the 2020 and 2021 awards, and pre-tax adjusted operating income, U.S. credit market share, and revenue growth excluding U.S. credit for the 2022 awards. The vested share pay-out ranges from zero to 150% for the awards granted in 2020, and zero to 200%, for the awards granted in 2021 and 2022, of the performance equity award target. The number of performance equity awards that vest, if any, will be determined by the level of achievement of the performance metrics during the three-year performance periods, as certified by the Board following the conclusion of the performance period. In addition, participants must provide continued service through the vesting date (subject, to death, disability and, in the case of the awards granted in 2021 and 2022, qualified retirement exceptions). Compensation expense for performance equity awards is measured using the fair value of our stock at the grant date and estimates of future performance and actual share payouts. Each period, we make estimates of the current expected share payouts and adjust the life-to-date compensation expense recognized since the grant date. As of September 30, 2022, a 10% change in the expected final share payouts would increase or decrease the life-to-date compensation expense by $1.6 million. The estimated final share payouts for the 2020 and 2021 awards as of September 30, 2022 decreased 5.2% compared to December 31, 2021.

Contingent consideration payable

In connection with our acquisitions of MuniBrokers and Regulatory Reporting Hub, we recognized contingent consideration payables of up to $49.6 million with payment dates ranging from 18-24 months from the acquisition dates. These contingent consideration payables are classified as Level 3 liabilities in the fair value hierarchy and are valued using unobservable inputs and estimates of various factors, including client retention rates, electronic order flow levels, future license fees we earn and discount rates. Changes in these estimates or the final figures on the payment dates could have an impact on the contingent consideration payable liabilities we record on our balance sheet. As of September 30, 2022, a 10% change in the projected annual subscription and license fees would not have a material impact on the expected contingent consideration payable. As of September 30, 2022, the remaining outstanding contingent consideration payable was $12.2 million. Refer to Note 4 to the Consolidated Financial Statements for more information related to the changes in contingent consideration payable during the nine months ended September 30, 2022.

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

Results of Operations

Three Months Ended September 30, 2022 Compared to Three Months Ended September 30, 2021

The following table summarizes our financial results for the three months ended September 30, 2022 and 2021.

	Three Months Ended September 30,
	2022	2021	$ Change	% Change
	($ in thousands, except per share amounts)
Revenues	$172,112	$162,093	$10,019	6.2%
Expenses	95,801	88,090	7,711	8.8
Operating income	76,311	74,003	2,308	3.1
Other income (expense)	2,552	491	2,061	NM
Income before income taxes	78,863	74,494	4,369	5.9
Provision for income taxes	19,556	16,536	3,020	18.3
Net income	$59,307	$57,958	$1,349	2.3%

Net income per common share – Diluted	$1.58	$1.52	$0.06	3.9%
NM - not meaningful

Changes in the average foreign currency exchange rates of the British pound sterling and the Euro compared to the U.S. dollar had the effect of decreasing revenues and expenses by $4.2 million and $3.6 million, respectively, for the three months ended September 30, 2022.

Revenues

Our revenues for the three months ended September 30, 2022 and 2021, and the resulting dollar and percentage changes, were as follows:

	Three Months Ended September 30,
	2022		2021
	($ in thousands)
		% of Revenues		% of Revenues	$ Change	% Change
Commissions	$153,164	89.1%	$142,826	88.2%	$10,338	7.2%
Information services	9,711	5.6	9,608	5.9	103	1.1
Post-trade services	9,000	5.2	9,444	5.8	(444)	(4.7)
Other	237	0.1	215	0.1	22	10.2
Total revenues	$172,112	100.0%	$162,093	100.0%	$10,019	6.2%

Commissions. Our commission revenues for the three months ended September 30, 2022 and 2021, and the resulting dollar and percentage changes, were as follows:

	Three Months Ended September 30,
	2022	2021	$ Change	% Change
	($ in thousands)
Variable transaction fees
Credit	$116,309	$108,323	$7,986	7.4%
Rates	5,463	3,825	1,638	42.8
Total variable transaction fees	121,772	112,148	9,624	8.6

Fixed distribution fees
Credit	31,328	30,609	719	2.3
Rates	64	69	(5)	(7.2)
Total fixed distribution fees	31,392	30,678	714	2.3
Total commissions	$153,164	$142,826	$10,338	7.2%

Credit variable transaction fees increased $8.0 million driven by a 17.6% increase in trading volume, partially offset by an 8.7% decrease in average variable transaction fee per million. Open Trading credit volume totaled $228.2 billion during the three months ended September 30, 2022, up 21.4%, and Open Trading credit variable transaction fees represented 34.7% and 30.5% of total variable transaction fees for the three months ended September 30, 2022 and 2021, respectively. The 42.8% increase in variable transaction fees for rates was mainly attributable to higher U.S. Treasury trading volume.

Credit fixed distribution fees increased $0.7 million mainly due to the migration of certain dealers from all-variable fee plans to plans that incorporate a monthly distribution fee, certain dealers moving to plans with higher fixed distribution fees and an increase in unused monthly minimum commitment fees.

Our trading volumes for the three months ended September 30, 2022 and 2021 were as follows:

	Three Months Ended September 30,
	2022	2021	$ Change	% Change
	($ in millions)
Trading volume data
Credit
High-grade	$327,916	$277,837	$50,079	18.0%
High-yield	104,066	83,136	20,930	25.2
Emerging markets	165,910	154,034	11,876	7.7
Eurobonds	80,305	76,215	4,090	5.4
Other credit	24,159	5,824	18,335	314.8
Total credit	702,356	597,046	105,310	17.6

Rates
U.S. Government Bonds	1,288,543	910,439	378,104	41.5
Agency and other government bonds	21,281	19,295	1,986	10.3
Total rates	1,309,824	929,734	380,090	40.9

Total trading volume	$2,012,180	$1,526,780	$485,400	31.8

Number of U.S. Trading Days	64	64
Number of U.K. Trading Days	64	65

For volume reporting purposes, transactions in foreign currencies are converted to U.S. dollars at average monthly rates. The 18.0% increase in our U.S. high-grade volume was principally due to an increase in overall market volume. Estimated U.S. high-grade TRACE volume increased by 20.1% to $1.6 trillion for the three months ended September 30, 2022. Our estimated market share of total U.S. high-grade corporate bond volume decreased to 21.1% for the three months ended September 30, 2022 from 21.4% for the three months ended September 30, 2021.

High-yield, emerging markets and Eurobond volumes increased by 25.2%, 7.7%, and 5.4%, respectively, due to increases in our estimated market share which more than offset declines in estimated market volumes. Estimated U.S. high-yield, emerging markets and Eurobond market volumes decreased by 0.5%, 11.0% and 21.6%, respectively, compared to the three months ended September 30, 2021. Other credit volumes increased 314.8%, driven by higher municipal bonds volume, which reflects the inclusion of MuniBrokers variable subscription related trading volume in the third quarter of 2022. Rates trading volume increased 40.9% primarily due to increases in U.S. Treasuries dealer-to-dealer estimated average daily trading volume and our estimated market share.

Our average variable transaction fee per million for the three months ended September 30, 2022 and 2021 was as follows:

	Three Months Ended September 30,
	2022	2021	$ Change	% Change
Average variable transaction fee per million
Credit	165.60	181.43	(15.83)	(8.7)
Rates	4.17	4.11	0.06	1.5

Credit average variable transaction fee per million decreased 8.7% to $165.60 per million for the three months ended September 30, 2022 due to a decrease in the duration of bonds traded on our platforms, a larger percentage of trading volume in emerging market bonds that command lower fees per million and dealer migration to fixed distribution fee plans that provide for lower transaction fees.

Information Services. Information services revenue increased $0.1 million for the three months ended September 30, 2022 mainly due to net new data contract revenue of $1.0 million partially offset by the negative impact of foreign exchange of $0.9 million.

Post-Trade Services. Post-trade services revenue decreased $0.4 million for the three months ended September 30, 2022 principally due to the negative impact of foreign exchange of $1.6 million partially offset by net new contract revenue of $1.2 million, which includes the impact of planned customer attrition in connection with the Regulatory Reporting Hub integration.

Expenses

The following table summarizes our expenses for the three months ended September 30, 2022 and 2021.

	Three Months Ended September 30,
	2022	2021	$ Change	% Change
	($ in thousands)
Expenses
Employee compensation and benefits	$44,805	$40,878	$3,927	9.6%
Depreciation and amortization	15,302	13,964	1,338	9.6
Technology and communications	14,169	10,665	3,504	32.9
Professional and consulting fees	7,560	10,847	(3,287)	(30.3)
Occupancy	3,381	3,265	116	3.6
Marketing and advertising	1,797	1,821	(24)	(1.3)
Clearing costs	4,211	3,269	942	28.8
General and administrative	4,576	3,381	1,195	35.3
Total expenses	$95,801	$88,090	$7,711	8.8%

Employee compensation and benefits increased by $3.9 million, primarily due to higher salaries, taxes and benefits of $2.5 million on higher employee headcount, higher employee incentive compensation of $0.9 million, which is impacted by operating performance, and higher stock‑based compensation of $0.5 million.

Depreciation and amortization increased by $1.3 million primarily due to higher amortization of software development costs of $1.8 million, offset by a decrease in depreciation of software licenses of $0.6 million. For the three months ended September 30, 2022 and 2021, $4.0 million and $4.8 million, respectively, of equipment purchases and leasehold improvements and $8.5 million and $8.2 million, respectively, of software development costs were capitalized.

Technology and communications expenses increased by $3.5 million primarily due to higher software subscription costs of $2.6 million and higher cloud and data center hosting costs of $1.0 million.

Professional and consulting fees decreased $3.3 million due to lower acquisition-related consulting expenses of $1.1 million, lower recruiting fees of $1.0 million, lower IT and other consulting costs of $0.6 million and lower self-clearing consulting fees of $0.5 million.

Clearing costs increased $0.9 million primarily due to higher matched-principal credit and rates trading volumes.

General and administrative expenses increased $1.2 million primarily due to higher travel and entertainment costs of $0.5 million, higher regulatory fees of $0.2 million, higher subscription costs of $0.3 million and higher office-related administration costs of $0.2 million.

Other Income (Expense)

Our other income (expense) for the three months ended September 30, 2022 and 2021, and the resulting dollar and percentage changes, were as follows:

	Three Months Ended September 30,
	2022	2021	$ Change	% Change
	($ in thousands)
Investment income	$1,433	$108	$1,325	NM
Interest expense	(138)	(314)	176	(56.1)%
Equity in earnings of unconsolidated affiliate	869	—	869	NM
Other, net	388	697	(309)	(44.3)
Total other income (expense)	$2,552	$491	$2,061	419.8%
NM - not meaningful

Investment income increased $1.3 million due to higher interest income driven by higher interest rates.

Equity in earnings of unconsolidated affiliate represents the proportionate share of net income of our equity method investee.

Other, net decreased by $0.3 million principally due to higher foreign exchange gains of $4.8 million offset by losses of $4.9 million on foreign exchange forward contracts.

Provision for Income Taxes

The provision for income taxes and effective tax rate for the three months ended September 30, 2022 and 2021 were as follows:

	Three Months Ended September 30,
	2022	2021	$ Change	% Change
	($ in thousands)
Provision for income taxes	$19,556	$16,536	$3,020	18.3%

Effective tax rate	24.8%	22.2%

The provision for income taxes reflected less than $0.1 million of excess tax detriments and $1.7 million of excess tax benefits related to share-based compensation awards that vested or were exercised during the three months ended September 30, 2022 and 2021, respectively. Our consolidated effective tax rate can vary from period to period depending on the geographic mix of our earnings, changes in tax legislation and tax rates and the amount and timing of excess tax benefits related to share-based payments, among other factors.

Nine Months Ended September 30, 2022 Compared to Nine Months Ended September 30, 2021

The following table summarizes our financial results for the nine months ended September 30, 2022 and 2021.

	Nine Months Ended September 30,
	2022	2021	$ Change	% Change
	($ in thousands, except per share amounts)

Revenues	$540,398	$533,891	$6,507	1.2%
Expenses	291,195	269,237	21,958	8.2
Operating income	249,203	264,654	(15,451)	(5.8)
Other income (expense)	9,657	(2,306)	11,963	NM
Income before income taxes	258,860	262,348	(3,488)	(1.3)
Provision for income taxes	67,862	56,645	11,217	19.8
Net income	$190,998	$205,703	$(14,705)	(7.1)%

Net income per common share - Diluted	$5.07	$5.40	$(0.33)	(6.1)%
NM - not meaningful

Changes in the average foreign currency exchange rates of the British pound sterling and the Euro compared to the U.S. dollar had the effect of decreasing revenues and expenses by $8.4 million and $7.3 million, respectively, for the nine months ended September 30, 2022.

Revenues

Our revenues for the nine months ended September 30, 2022 and 2021, and the resulting dollar and percentage changes, were as follows:

	Nine Months Ended September 30,
	2022		2021
	($ in thousands)
		% of Revenues		% of Revenues	$ Change	% Change
Commissions	$482,740	89.3%	$475,095	89.0%	$7,645	1.6%
Information services	28,916	5.4	28,614	5.4	302	1.1
Post-trade services	28,056	5.2	29,553	5.5	(1,497)	(5.1)
Other	686	0.1	629	0.1	57	9.1
Total revenues	$540,398	100.0%	$533,891	100.0%	$6,507	1.2%

Commissions. Our commission revenues for the nine months ended September 30, 2022 and 2021, and the resulting dollar and percentage changes, were as follows:

	Nine Months Ended September 30,
	2022	2021	$ Change	% Change
	($ in thousands)
Variable transaction fees
Credit	$370,793	$376,065	$(5,272)	(1.4)%
Rates	17,674	11,580	6,094	52.6
Total variable transaction fees	388,467	387,645	822	0.2

Fixed distribution fees
Credit	94,098	87,251	6,847	7.8
Rates	175	199	(24)	(12.1)
Total fixed distribution fees	94,273	87,450	6,823	7.8
Total commissions	$482,740	$475,095	$7,645	1.6%

Credit variable transaction fees decreased $5.3 million driven by a 9.7% decrease in average variable transaction fee per million, partially offset by a 9.2% increase in trading volume. Open Trading credit volume totaled $690.6 billion during the nine months ended September 30, 2022, up 6.1%, and Open Trading credit variable transaction fees represented 32.6% and 30.9% of total variable transaction fees for the nine months ended September 30, 2022 and 2021, respectively. The 52.6% increase in variable transaction fees for rates was mainly attributable to higher U.S. Treasury trading volume.

Credit fixed distribution fees increased $6.8 million mainly due to the migration of certain dealers from all-variable fee plans to plans that incorporate a monthly distribution fee, certain dealers moving to plans with higher fixed distribution fees and an increase in unused monthly minimum commitment fees.

Our trading volumes for the nine months ended September 30, 2022 and 2021 were as follows:

	Nine Months Ended September 30,
	2022	2021	$ Change	% Change
	($ in millions)
Trading volume data
Credit
High-grade	$1,029,794	$965,291	$64,503	6.7%
High-yield	314,721	287,111	27,610	9.6
Emerging markets	530,964	488,895	42,069	8.6
Eurobonds	263,862	260,082	3,780	1.5
Other credit	67,820	19,004	48,816	256.9
Total credit	2,207,161	2,020,383	186,778	9.2

Rates
U.S. Government Bonds	4,248,009	2,891,042	1,356,967	46.9
Agency and other government bonds	74,644	47,827	26,817	56.1
Total rates	4,322,653	2,938,869	1,383,784	47.1

Total trading volume	$6,529,814	$4,959,252	$1,570,562	31.7

Number of U.S. Trading Days	188	188
Number of U.K. Trading Days	187	189

For volume reporting purposes, transactions in foreign currencies are converted to U.S. dollars at average monthly rates. The 6.7% increase in our U.S. high-grade volume was principally due to an increase in estimated market volumes. Estimated U.S. high-grade TRACE volume increased by 4.7% to $4.8 trillion for the nine months ended September 30, 2022. Our estimated market share of total U.S. high-grade corporate bond volume increased to 21.4% for the nine months ended September 30, 2022 from 21.0% for the nine months ended September 30, 2021.

High-yield, emerging markets and Eurobond volumes increased by 9.6%, 8.6%, and 1.5%, respectively, due to increases in our estimated market share which more than offset declines in estimated market volumes. Estimated U.S. high-yield, emerging markets and Eurobond market volumes decreased by 3.5%, 9.4% and 17.5%, respectively, compared to the nine months ended September 30, 2021. Other credit volumes increased 256.9%, driven by higher municipal bonds volume, which reflects the inclusion of MuniBrokers variable subscription related trading volume in 2022. Rates trading volume increased 47.1% primarily due to increases in U.S. Treasuries dealer-to-dealer estimated average daily trading volume and our estimated market share.

Our average variable transaction fee per million for the nine months ended September 30, 2022 and 2021 was as follows:

	Nine Months Ended September 30,
	2022	2021	$ Change	% Change
Average variable transaction fee per million
Credit	168.00	186.14	(18.14)	(9.7)
Rates	4.09	3.94	0.15	3.8

Credit average variable transaction fee per million decreased 9.7% to $168.00 per million for the nine months ended September 30, 2022 due to a decrease in the duration of bonds traded on our platforms, a larger percentage of trading volume in emerging market bonds that command lower fees per million and dealer migration to fixed-distribution fee plans that provide for lower transaction fees.

Information Services. Information services revenue increased $0.3 million for the nine months ended September 30, 2022 mainly due to net new data contract revenue of $1.9 million partially offset by the negative impact of foreign exchange of $1.6 million.

Post-Trade Services. Post-trade services revenue decreased $1.5 million for the nine months ended September 30, 2022 principally due to the negative impact of foreign exchange of $3.2 million partially offset by net new contract revenue of $1.7 million, which includes the impact of planned customer attrition in connection with the Regulatory Reporting Hub integration.

Expenses

The following table summarizes our expenses for the nine months ended September 30, 2022 and 2021.

	Nine Months Ended September 30,
	2022	2021	$ Change	% Change
	($ in thousands)
Expenses
Employee compensation and benefits	$137,996	$129,698	$8,298	6.4%
Depreciation and amortization	45,716	38,840	6,876	17.7
Technology and communications	38,851	31,245	7,606	24.3
Professional and consulting fees	26,101	31,191	(5,090)	(16.3)
Occupancy	10,468	9,882	586	5.9
Marketing and advertising	6,535	6,153	382	6.2
Clearing costs	13,049	12,335	714	5.8
General and administrative	12,479	9,893	2,586	26.1
Total expenses	$291,195	$269,237	$21,958	8.2%

Employee compensation and benefits increased by $8.3 million, primarily due to higher salaries, taxes and benefits of $7.3 million on higher employee headcount and higher stock-based compensation of $1.1 million, offset by lower employee incentive compensation of $0.1 million, which is impacted by operating performance.

Depreciation and amortization increased by $6.9 million primarily due to higher amortization of software development costs of $5.4 million and amortization of acquired intangibles expense of $2.1 million. For the nine months ended September 30, 2022 and 2021, $6.6 million and $14.6 million, respectively, of equipment purchases and leasehold improvements and $27.1 million and $24.7 million, respectively, of software development costs were capitalized.

Technology and communications expenses increased by $7.6 million primarily due to higher software subscription costs of $4.3 million, higher cloud and data center hosting costs of $2.3 million, higher market data costs of $0.6 million and higher platform license fees of $0.5 million.

Professional and consulting fees decreased $5.1 million due to lower acquisition-related consulting expenses of $2.5 million, lower recruiting fees of $1.1 million, lower self-clearing consulting fees of $1.0 million and lower other consulting expenses of $0.5 million.

General and administrative expenses increased $2.6 million primarily due to higher travel and entertainment costs of $1.0 million, higher regulatory fees of $0.6 million, higher director stock compensation expense of $0.4 million and higher office-related administrative costs of $0.5 million.

Other Income (Expense)

Our other income (expense) for the nine months ended September 30, 2022 and 2021, and the resulting dollar and percentage changes, were as follows:

	Nine Months Ended September 30,
	2022	2021	$ Change	% Change
	($ in thousands)
Investment income	$1,746	$322	$1,424	442.2%
Interest expense	(648)	(676)	28	(4.1)
Equity in earnings of unconsolidated affiliate	1,060	—	1,060	NM
Other, net	7,499	(1,952)	9,451	NM
Total other income (expense)	$9,657	$(2,306)	$11,963	NM
NM - not meaningful
Investment income increased $1.4 million due to higher interest income driven by higher interest rates.

Equity in earnings of unconsolidated affiliate represents the proportionate share of net income of our equity method investee.

Other, net increased by $9.5 million primarily due to higher foreign exchange gains of $12.7 million and gain of $1.3 million on the revaluation of contingent consideration payable, offset by losses of $4.9 million on foreign exchange forward contracts.

Provision for Income Taxes

The provision for income taxes and effective tax rate for the nine months ended September 30, 2022 and 2021 were as follows:

	Nine Months Ended September 30,
	2022	2021	$ Change	% Change
	($ in thousands)
Provision for income taxes	$67,862	$56,645	$11,217	19.8%

Effective tax rate	26.2%	21.6%

The provision for income taxes reflected less than $0.1 million in excess tax detriments and $11.4 million of excess tax benefits related to share-based compensation awards that vested or were exercised during the nine months ended September 30, 2022 and 2021, respectively. The provision for income taxes for the nine months ended September 30, 2022 also reflected $3.2 million of expense related to a settlement with the New York State tax authorities to resolve the 2010 to 2014 audits. Our consolidated effective tax rate can vary from period to period depending on the geographic mix of our earnings, changes in tax legislation and tax rates and the amount and timing of excess tax benefits related to share-based payments, among other factors.

Liquidity and Capital Resources

During the nine months ended September 30, 2022, we have met our funding requirements through cash on hand, internally generated funds and short-term borrowings. Cash and cash equivalents and U.S Treasury investments totaled $343.1 million as of September 30, 2022. Our investments generally consist of U.S. Treasury securities. We limit the amounts that can be invested in any single issuer and invest in short- to intermediate-term instruments whose fair values are less sensitive to interest rate changes.

In October 2021, we entered into the 2021 Credit Agreement provided by a syndicate of lenders and JPMorgan Chase Bank, N.A., as administrative agent, that provides aggregate commitments totaling $500.0 million, consisting of a revolving credit facility and a $5.0 million letter of credit sub-limit for standby letters of credit. The 2021 Credit Agreement replaced the 2020 Credit Agreement and will mature on October 15, 2024, with our option to request up to two additional 364-day extensions at the discretion of each lender and subject to customary conditions. As of September 30, 2022, we had no borrowings or letters of credit outstanding and $500.0 million in available borrowing capacity under the 2021 Credit Agreement. The 2021 Credit Agreement requires that we satisfy certain covenants, which include a leverage ratio. We were in compliance with all applicable covenants at September 30, 2022. See Note 11 to the Consolidated Financial Statements for a discussion of the 2021 Credit Agreement.

In connection with its self-clearing operations, our U.S. broker-dealer subsidiary entered into an agreement (the “Collateralized Agreement”) with its settlement bank to provide loans up to an aggregate of $200.0 million on an uncommitted basis. Borrowings under the Collateralized Agreement are collateralized by securities pledged by the U.S. broker-dealer subsidiary to the settlement bank, subject to applicable haircuts and concentration limits. As of September 30, 2022, the U.S. broker-dealer subsidiary had no borrowings outstanding and $200.0 million in available borrowing capacity under the Collateralized Agreement. See Note 11 to the Consolidated Financial Statements for a discussion of the Collateralized Agreement.

Under arrangements with their settlement banks, certain of our U.S. and U.K. operating subsidiaries may receive overnight financing in the form of bank overdrafts. As of September 30, 2022, we had no overdrafts payable outstanding.

As a result of our self-clearing and settlement activities, we are required to finance certain transactions, maintain deposits with various clearing organizations and clearing broker-dealers and maintain a special reserve bank account for the benefit of customers pursuant to Rule 15c3-3 of the Exchange Act. As of September 30, 2022, the aggregate amount of the positions financed, deposits and customer reserve balances associated with our self-clearing and settlement activities was $300.6 million. These requirements can fluctuate based on trading activity, market volatility or other factors which may impact our liquidity or require us to use our capital resources.

Our cash flows were as follows:

	Nine Months Ended September 30,
	2022	2021	$ Change	% Change
	($ in thousands)
Net cash provided by operating activities	$155,005	$136,380	$18,625	13.7%
Net cash (used in) investing activities	(68,151)	(56,295)	(11,856)	21.1
Net cash (used in) financing activities	(215,480)	(119,614)	(95,866)	80.1
Effect of exchange rate changes on cash and cash equivalents	(28,111)	(4,720)	(23,391)	NM
Net decrease for the period	$(156,737)	$(44,249)	$(112,488)	254.2%
NM - not meaningful

The $18.6 million increase in net cash flows from operating activities was primarily due to a decrease in the change in net receivables from broker-dealers, clearing organizations and customers associated with our clearing activities of $77.0 million and higher depreciation and amortization of $6.9 million, offset by an increase in the change in accounts receivable of $35.8 million, higher foreign currency transaction gains of $13.6 million, lower net income of $14.7 million and an increase in the change in accrued compensation of $1.2 million.

The $11.9 million increase in net cash used in investing activities was primarily due to an increase in cash used for an equity method investment of $34.4 million and an increase in capitalization of software costs of $2.5 million, offset by a decrease in cash used for acquisitions of $17.1 and lower purchases of furniture, equipment and leasehold improvements of $7.9 million.

The $95.9 million increase in net cash used in financing activities was principally due to higher repurchases of common stock of $69.3 million, an increase of $26.2 million in payments of contingent consideration related to acquisitions, lower exercises of stock options of $6.7 million, and an increase in cash dividends of $4.9 million, offset by a decrease in withholding tax payments on restricted stock vesting and stock option exercises of $11.2 million.

The $23.4 million change in the effect of exchange rate changes on cash and cash equivalents was driven by a higher cumulative translation adjustment due to the strengthening U.S. dollar.

Past trends of cash flows are not necessarily indicative of future cash flow levels. A decrease in cash flows may have a material adverse effect on our liquidity, business and financial condition.

Other Factors Influencing Liquidity and Capital Resources

We believe that our current resources are adequate to meet our liquidity needs and requirements, including commitments for capital expenditures, in the short-term (during the next 12 months). However, our future liquidity and capital requirements will depend on a number of factors, including liquidity requirements associated with our self-clearing operations and expenses associated with product development and expansion and new business opportunities that are intended to further diversify our revenue streams. We may also acquire or invest in technologies, business ventures or products that are complementary to our business. In the event we require any additional financing, it will take the form of equity or debt financing. Any additional equity offerings may result in dilution to our stockholders. Any debt financings, if available at all, may involve restrictive covenants with respect to dividends, issuances of additional capital and other financial and operational matters related to our business. In addition, in the long-term (beyond 12 months), we believe our liquidity needs and requirements will be affected by the factors discussed above.

One of our U.S. subsidiaries is registered as a broker-dealer and therefore is subject to the applicable rules and regulations of the SEC and FINRA. These rules contain minimum net capital requirements, as defined in the applicable regulations. Certain of our foreign subsidiaries are regulated by the FCA in the U.K. or other foreign regulators and must maintain financial resources, as defined in the applicable regulations, in excess of the applicable financial resources requirement. As of September 30, 2022, each of our subsidiaries that are subject to these regulations had net capital or financial resources in excess of their minimum requirements. As of September 30, 2022, our subsidiaries maintained aggregate net capital and financial resources that were $485.4 million in excess of the required levels of $27.2 million.

Each of our U.S. and foreign regulated subsidiaries are subject to local regulations which generally limit, or require the prior notification to or approval from such regulated entity’s principal regular before, the repayment of borrowings from our affiliates, paying cash dividends, making loans to our affiliates or otherwise entering into transactions that result in a significant reduction in regulatory net capital or financial resources. As of September 30, 2022, the amount of unrestricted cash held by our non-U.S. subsidiaries was $160.6 million.

We execute bond transactions between our institutional investor and broker-dealer clients on a matched principal basis by serving as counterparty to both the buyer and the seller in trades. Our U.S. broker-dealer subsidiary operates under a self-clearing model for the settlement of such transactions. Our subsidiaries also settle their transactions through third-party clearing brokers or settlement agents. Settlement typically occurs within one to two trading days after the trade date. Cash settlement of the transaction occurs upon receipt or delivery of the underlying instrument that was traded. Under both the self-clearing and the third-party clearing models, we may be exposed to credit risk in the event a counterparty does not fulfill its obligation to complete a transaction or if there is an error in executing a matched principal transaction. Pursuant to the terms of the securities clearing agreements, each third-party clearing broker has the right to charge us for any losses they suffer resulting from a counterparty’s failure on any of our trades. We did not record any liabilities or losses with regard to counterparty failures for the nine months ended September 30, 2022 and 2021. Substantially all of our open securities failed-to-deliver and securities failed-to-receive transactions as of September 30, 2022 have subsequently settled at the contractual amounts.

In the normal course of business, we enter into contracts that contain a variety of representations, warranties and indemnification provisions. Our maximum exposure from any claims under these arrangements is unknown, as this would involve claims that have not yet occurred. However, based on past experience, we expect the risk of material loss to be remote.

We have operating leases for corporate offices with initial lease terms ranging from one year to 15 years. We have total future contractual rent payments on these leases of $114.4 million, with $10.7 million due within the next 12 months and $103.7 million due beyond 12 months.

We enter into one-month foreign currency forward contracts to economically hedge our exposure to variability in certain foreign currency transaction gains and losses. As of September 30, 2022, the notional value of our foreign currency forward contract outstanding was $58.6 million and the fair value of the liability was $2.8 million.

On April 9, 2021 we acquired MuniBrokers. The purchase price consisted of $17.1 million in cash paid at closing and up to $25.0 million in contingent consideration payable in cash within approximately two years of the closing. In May 2022, we made a payment of $8.3 million to settle the first earn-out period consideration. As of September 30, 2022, the remaining outstanding contingent consideration payable was $12.2 million.

In January 2021, our Board authorized a new share repurchase program for up to $100.0 million that commenced in April 2021 and was exhausted in January 2022. In January 2022, our Board authorized a new share repurchase program for up to $150.0 million that commenced in March 2022. Shares repurchased under each program will be held in treasury for future use.

In October 2022, our Board of Directors approved a quarterly cash dividend of $0.70 per share payable on November 16, 2022 to stockholders of record as of the close of business on November 2, 2022. Any future declaration and payment of dividends will be at the sole discretion of our Board of Directors. Our Board of Directors may take into account such matters as general business conditions, our financial results, capital requirements, contractual obligations, legal, and regulatory restrictions on the payment of dividends to our stockholders or by our subsidiaries to their respective parent entities, and any such other factors as the Board of Directors may deem relevant.

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

The table set forth below presents a reconciliation of our net income to EBITDA and EBITDA margin:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	($ in thousands)
Net income	$59,307	$57,958	$190,998	$205,703
Add back:
Interest expense	138	314	648	676
Provision for income taxes	19,556	16,536	67,862	56,645
Depreciation and amortization	15,302	13,964	45,716	38,840
EBITDA	$94,303	$88,772	$305,224	$301,864

EBITDA margin	54.8%	54.8%	56.5%	56.5%

The table set forth below presents a reconciliation of our cash flow from operating activities to free cash flow:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	($ in thousands)
Net cash provided by operating activities	$85,098	$62,813	$155,005	$136,380
Exclude: Net change in trading investments	(445)	—	(445)	5,569
Exclude: Net change in fail-to-deliver/receive from broker-dealers, clearing organizations and customers	(2,227)	55,195	45,939	121,969
Less: Purchases of furniture, equipment and leasehold improvements	(3,961)	(4,758)	(6,642)	(14,567)
Less: Capitalization of software development costs	(8,548)	(8,191)	(27,109)	(24,650)
Free Cash Flow	$69,917	$105,059	$166,748	$224,701

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

As of September 30, 2022, we had $24.4 million of investments in U.S. Treasuries that were classified as trading securities. Adverse movements, such as a 10% decrease in the value of these securities or a downturn or disruption in the markets for these securities, could result in a substantial loss. In addition, principal gains and losses resulting from these securities could on occasion have a disproportionate effect, positive or negative, on our financial condition and results of operations for any particular reporting period.

Interest Rate Risk

Interest rate risk represents our exposure to interest rate changes with respect to our cash and cash equivalents, restricted cash and deposits. As of September 30, 2022, our cash and cash equivalents, restricted cash and deposits amounted to $468.8 million. A hypothetical 100 basis point change in interest rates would affect our interest income by approximately $4.7 million, assuming no change in the amount or composition of our cash and cash equivalents, restricted cash and deposits.

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

During the twelve months ended September 30, 2022, approximately 17.2% of our revenue and 27.5% of our expenses were denominated in currencies other than the U.S. dollar, most notably the British Pound Sterling. Based on actual results over the past year, a hypothetical 10% increase or decrease in the U.S. dollar against all other currencies would have increased or decreased revenue by approximately $12.1 million and operating expenses by approximately $10.3 million.

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

Derivative Risk

Our limited derivative risk stems from our activities in the foreign currency forward contract market. We use this market to economically hedge our foreign exchange gains and losses on the Consolidated Statements of Operations that arise from our U.S. dollar versus British Pound Sterling exposure from the activities of our U.K. subsidiaries. As of September 30, 2022, the fair value of the notional amount of our foreign currency forward contract was $55.8 million. We do not speculate in any derivative instruments.

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures. Our management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our “disclosure controls and procedures,” as that term is defined in Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Exchange Act, as of September 30, 2022. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective to ensure that information required to be disclosed by MarketAxess in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and to ensure that information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

(b) Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2022 identified in connection with the evaluation thereof by our management, including the Chief Executive Officer and Chief Financial Officer, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

During the quarter ended September 30, 2022, we repurchased the following shares of common stock:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
				(In thousands)
July 1, 2022 - July 31, 2022	99	$257.77	—	$100,016
August 1, 2022 - August 31, 2022	8,212	271.20	—	100,016
September 1, 2022 - September 30, 2022	—	—	—	100,016
Total	8,311	$271.04	—

During the three months ended September 30, 2022, we repurchased 8,311 shares of common stock that were surrendered to us to satisfy the withholding tax obligations upon the vesting of restricted shares and restricted stock units. There were no shares repurchased in connection with our share repurchase program during the three months ended September 30, 2022.

In January 2022, our Board of Directors authorized a new share repurchase program for up to $150.0 million that commenced in March 2022. Shares repurchased under this program will be held in treasury for future use. As of September 30, 2022, we had $100.0 million of remaining capacity under the program.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Index:

Number	Description
31.1*	Certification by Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification by Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
104	The cover page from the Company’s Quarterly report on Form 10-Q for the quarter ended September 30, 2022 has been formatted in Inline XBRL and is included in Exhibits 101.

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MARKETAXESS HOLDINGS INC.

Date: October 26, 2022	By:	/s/ RICHARD M. MCVEY
Richard M. McVey
Chief Executive Officer
(principal executive officer)

Date: October 26, 2022	By:	/s/ CHRISTOPHER N. GEROSA
Christopher N. Gerosa
Chief Financial Officer
(principal financial and accounting officer)