Form 10-K
period 2022-12-31
MARKETAXESS HOLDINGS INC
filed 2023-02-22
CIK 1278021

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive oﬃcers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

The aggregate market value of the shares of common stock held by non-affiliates of the registrant as of June 30, 2022 (the last business day of the registrant’s most recently completed second fiscal quarter) was approximately $8.4 billion computed by reference to the last reported sale price on the NASDAQ Global Select Market on that date. For purposes of this calculation, affiliates are considered to be officers, directors and holders of 10% or more of the outstanding common stock of the registrant on that date. The registrant had 37,640,008 shares of common stock, 4,915,284 of which were held by affiliates, outstanding on that date.

As of February 17, 2023, the aggregate number of shares of the registrant’s common stock outstanding was 37,608,554.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for the 2023 Annual Meeting of Stockholders are incorporated by reference into Items 10, 11, 12, 13 and 14 of Part III of this Form 10-K.

MARKETAXESS HOLDINGS INC.

2022 FORM 10-K ANNUAL REPORT

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

Item 1. Business.

Overview

MarketAxess Holdings Inc. (the “Company” or “MarketAxess”) operates leading electronic trading platforms delivering greater trading efficiency, a diversified pool of liquidity and significant cost savings to our clients across the global fixed-income markets. Over 2,000 institutional investor and broker-dealer firms use our patented trading technology to efficiently trade U.S. high-grade bonds, U.S. high-yield bonds, emerging market debt, Eurobonds, municipal bonds, U.S. government bonds and other fixed-income securities. Our award-winning Open Trading® marketplace is widely regarded as the preferred all-to-all trading solution in the global credit markets, creating a unique liquidity pool for a broad range of credit market participants. Drawing on a diverse set of trading protocols, including request-for-quote, live order books, sessions-based trading and portfolio trading solutions, as well as our deep data and analytical resources, we believe that we connect the most robust network of participants through an advanced full trading lifecycle solution that also includes automated trading solutions, intelligent data and index products and a range of post-trade services.

We operate in a large and rapidly growing market that provides us with a significant opportunity for future growth. Many of our largest current product areas, and areas of future growth, have relatively low levels of trading electronification, which further increases the size of our addressable market. Our platforms’ innovative technology solutions are designed to capitalize on this addressable market by increasing the number of potential trading counterparties and providing our clients with a menu of solutions to address the full lifecycle of fixed-income trading. We offer all-to-all trading (“Open Trading”) and automated trading solutions for most of our products. We believe that Open Trading drives meaningful price improvement for our clients and reduces risk in fixed-income markets by creating a global, diversified pool of liquidity whereby our institutional investor clients, dealer clients and alternative liquidity providers can all interact on an anonymous basis. Institutional investors can also send trading inquiries directly to their traditional broker-dealer counterparties on a disclosed basis (“disclosed RFQ”), while simultaneously accessing additional counterparties through our anonymous Open Trading solutions.

We also provide a number of integrated and actionable data offerings, including Composite+™ and Axess All®, to assist clients with real-time pricing and trading decisions and transaction cost analysis. We have a range of post-trade services, including straight-through processing, trade matching, trade publication, regulatory transaction reporting and market and reference data across fixed-income and other products.

In 2022, 89.3% of our revenues were derived from commissions for transactions executed on our platforms. We also derive revenues from information services, post-trade services and other income. Our expenses consist of employee compensation and benefits, depreciation and amortization, technology and communication expenses, professional and consulting fees, occupancy, marketing and advertising, clearing costs and general and administrative expenses.

Our History

MarketAxess has been an innovative leader in electronic trading since its founding in 2000. Throughout our history, our primary goals have remained the same: improve trading efficiency and deliver meaningful transaction price improvement for our clients. Prior to our founding, our institutional investor clients were able to trade bonds by telephone with a limited set of broker-dealers with which they had institutional relationships. By 2007, our platforms enabled institutional investors to trade electronically with over thirty broker-dealers. During the financial crisis, we significantly expanded the number of non-primary and regional dealers providing liquidity on our platforms, as many dealers were forced to reduce their balance sheets for market making. Today, we are an S&P 500 company that, through our Open Trading protocols, provides an expanded liquidity pool for over 1,700 global market participants to trade a wide variety of fixed-income securities with each other.

2000
- Founded

2001
- Acquires Trading Edge
- Expands trading platform to Europe

2002
- Launches Corporate BondTicker

2004
- IPOs on Nasdaq

2007
- Acquires Trade West Systems

2010
- Expands trading platform to AsiaPac

2012
- Expands into LATAM with office in Brazil

2013
- Start of Open Trading Strategic Trading Alliance with BlackRock

2014
- Launches European BASI Index

2015
- Launches Axess All
- Open Trading extends to European credit markets

2016
- Launches institutional electronic trading for muni bonds and leveraged loans

2017
- Launches Composite+

2018
- Open Trading extends to Asian credit markets

2019
- Launches IG Indices, LiveMarkets
- Acquires LiquidityEdge
- Added to S&P 500

2020
- Launches Trading for Trees, DealerDirect, and MarketAxess Rates
- Acquires Regulatory Reporting Hub

2021
- Acquires MuniBrokers
- Launches Diversity Dealer Initiative
- Launches Connectivity to China Bond Connect

2022
- Launches MKTX US IG 400 Index
- Founding member of RFQ-hub Consortium

Our Competitive Strengths

We believe that we are well positioned to strengthen our market position in electronic trading in our existing products and to extend our presence into new products and services by capitalizing on our competitive strengths, including:

Significant Trading Volumes with Participation by Leading Broker-Dealers and Institutional Investors

Our electronic trading platforms provide access to the liquidity generated by the participation of our institutional investor and broker-dealer clients, including substantially all of the leading broker-dealers in global fixed-income trading. We believe these broker-dealers represent the principal source of secondary market liquidity for credit and rates products. We believe that our broker-dealer clients are incentivized to use our platforms due to the ability to efficiently transact with valuable client order flow and the ability to use our Open Trading protocols to help manage their risk, source liquidity and facilitate transactions on behalf of their clients.

Our total credit trading volume increased from approximately $1.7 trillion in 2018 to $2.9 trillion in 2022 and our estimated share of U.S. high-grade and high-yield corporate bond volume has increased from 18.1% and 8.9%, respectively, in 2018, to 21.3% and 17.9%, respectively, in 2022. Approximately 91.0% of credit volume on our platforms during 2022 was executed by institutional clients with the remaining 9.0% of credit volume conducted between dealers.

Open Trading is a Differentiator that Expands the Liquidity Pool and Drives Price Improvement for Broker-Dealers and Institutional Investors

Liquidity has remained a persistent concern for market participants as regulators raised bank capital requirements and adopted other measures that prompted many dealers to reduce market-making activities even as the buy-side’s bond holdings have grown rapidly. In this environment, Open Trading, our fully electronic, all-to-all trading functionality, has emerged as one solution to the liquidity problem. Open Trading participants have broader and more diverse liquidity options compared to the traditional model of bilateral trading with a limited set of dealer counterparties. The expanded pool of liquidity providers includes investment managers, global dealers, regional dealers and specialist market making and proprietary trading firms. During 2022, over 1,700 firms participated in Open Trading, which improved the ability of both dealers and institutional investors to find natural and opportunistic matches, move orders more efficiently, and achieve significant increases in execution quality and price improvement.

We believe our Open Trading protocols enhance our institutional investor clients’ ability to obtain a competitive price by allowing all of our Open Trading participants to interact with each other, thereby increasing the potential sources of liquidity available for each participant, as well as the likelihood of receiving a competitive price response. We estimate that Open Trading generated $945.3 million of price improvement for our clients in 2022, consisting of an estimated $653.2 million of liquidity taker price improvement (defined as the difference between the winning price and the best disclosed dealer cover price) and an estimated $292.1 million of liquidity provider price improvement (defined as the difference between the winning price and then current Composite+ bid or offer level, offer if the provider is buying, bid if provider is selling) at the time of the inquiry. This Open Trading price improvement is in addition to the potential cost savings institutional investors can achieve by simultaneously requesting bids or offers from our broker-dealer clients via our traditional disclosed RFQ protocol. In addition, dealers use Open Trading as a source of liquidity to efficiently transfer risk and achieve enhanced bond inventory turnover, which may limit their credit exposure.

Growing, Comprehensive International Offering and Client Base

Our platforms provide global fixed-income market participants with trading functionality across Eurobond and emerging markets credit and rates markets, connecting clients in over 80 countries to local and global dealers. MarketAxess has over 1,000 active client firms located outside the U.S. that access our platforms through our regulated venues in Europe, Asia and Latin America. Our Open Trading functionality allows international clients to access cross-border liquidity more efficiently with few regulatory hurdles.

The MarketAxess emerging markets trading platform also offers the most comprehensive offering for local currency bond trading across the Latin America, Central & Eastern Europe, Middle East and Africa, and Asia-Pacific (“APAC”) regions. Our platforms provide clients with the ability to trade emerging market local currency debt denominated in 29 local currencies with over 140 broker-dealers.

In 2021, we extended our global fixed-income trading network to China’s bond market enabling global investor clients to access the China Interbank Bond Market (“CIBM”) via the connection between China Foreign Exchange Trade System (“CFETS”) and MarketAxess under the Bond Connect and CIBM Direct schemes. This arrangement allows clients to trade directly with onshore market makers in China, thus broadening access to liquidity in global emerging markets debt.

Robust, Scalable Technology Throughout the Full Trading Cycle

We have developed proprietary technology that is designed to be highly secure, fault tolerant and scalable for substantial growth. Our systems are designed to accommodate additional volume, products and clients with relatively little modification and low incremental costs. We have consistently used our proprietary technology to find new ways for our clients to trade more effectively and efficiently. Our core software solutions assist clients with trade execution, as well as pre- and post-trade services. We believe these technologies allow our clients to execute trades more efficiently, while simultaneously capitalizing on price improvement opportunities that can be achieved through our Open Trading functionality. To further support more efficient trade execution, we also offer several automated trading protocols, which allow clients to set eligibility criteria for their orders that our platforms will use to determine whether or not to execute a trade in accordance with the pre-defined parameters. We believe that these automated trading protocols reduce trading inefficiencies and human errors while allowing traders to focus on higher-value trades.

In addition to services directly related to the execution of trades, we also offer our clients several other pre- and post-trade services. In the pre-trade period, our platforms assist participants with price discovery by providing them with dealer pricing and real-time and historical trade data. Following the execution of a trade, our platforms support all of the essential tools and functionalities to enable our participants to achieve straight through processing (“STP”) for trade settlement and to measure transaction costs to evidence best execution.

The Company is focused on investing in our resiliency, scale and risk management systems. We also prioritize continuing product delivery on current technologies, delivering approximately 710 unique new business and technical features to our clients during the year ended December 31, 2022.

Next Generation Data and Analytical Tools Supporting the Increasing Automation of Trading Workflows

Our data and analytical tools enhance the value proposition of our trading platforms and improve the trading experience of our clients. We support our clients’ trading functions by offering value-added analytics that rely on machine-learning, automation and algorithms that are designed to improve the trading decisions and workflows of our clients. Our data and analytical tools are designed to help clients make better trading decisions, benefiting our current clients and attracting new market participants to our network. For example, our Auto-X and Auto-Responder solutions allow traders to execute their smaller trades more efficiently, allowing clients to focus their attention on higher-value trades.

Our Strategy

Our objective is to provide the leading global electronic trading platforms for fixed-income securities, allowing broker-dealers and institutional investors to connect, trade and achieve price improvement more easily and efficiently, while offering a broad array of information, trading and technology services to market participants across the trading cycle. The key elements of our strategy are:

Increase Penetration in Credit Markets

We believe that we have a large opportunity remaining to capture additional market share in the credit product markets in which we have already established a leadership position. For example, the estimated Composite Corporate Bond average daily trading volume on our platforms for the year ended December 31, 2022 was approximately $9.4 billion, representing just 19.9% of the estimated addressable market of approximately $47.5 billion. The traditional methods of bilateral trading, including the telephone, e-mail or instant messaging, continue to be one of our principal competitors in the credit markets in which we have established a leadership position. We continue to focus on capturing additional market share across our core credit markets. “Composite Corporate Bond” refers to our combined U.S. High Grade, U.S. High Yield, emerging markets and Eurobonds product areas.

Continue Expansion into New Product Areas

By leveraging our Open Trading functionality and capitalizing on our experience of building market share in markets like U.S high-grade and U.S. high-yield bonds, we plan to increase our product footprint in newer product areas, including emerging market local currency bonds, municipal bonds, U.S. government bonds, European government bonds and Chinese government bonds. Each of these markets has unique trading protocols, market structures and settlement solutions that require a lengthy ramp-up period, but which will provide diverse revenue sources if we can obtain significant market share. For example, in 2021, we acquired MuniBrokers LLC (“MuniBrokers”), a central electronic trading venue serving municipal bond inter-dealer brokers and dealers, in order to expand our existing municipal bond trading solution. The acquisition connects our leading trading technology with the liquidity of one of the industry’s largest electronic inter-dealer marketplaces, creating a compelling and diverse liquidity solution that we believe will ultimately deliver an improved execution experience.

Expand Trading Protocols and Leverage the Open Trading Network

We believe that we are the only fixed-income electronic trading platform that embraces all-to-all trading in each of our product areas. Open Trading exponentially increases the number of potential trading counterparties by allowing both our broker-dealer clients and institutional investor clients to interact in an all-to-all trading environment of over 1,700 firms. Our clients executed approximately $939.6 billion in credit trading volume using Open Trading during 2022, representing 35.9% of total eligible credit trading volume on our platforms, and realized approximately $945.3 million in estimated price improvement through this unique liquidity solution in 2022. We believe that the combination of Open Trading and our vast client network provides the basis for MarketAxess to enhance liquidity and improve market resiliency in global fixed-income markets.

Continue to Invest in and Grow our Business through Geographic Diversification

We are continuing to expand and diversify our business internationally. Our revenues from international clients have grown from 15.7% of total revenue in 2018 to 19.6% of total revenues for the year ended December 31, 2022. As of December 31, 2022, our institutional investor and broker-dealer clients are based in over 80 countries with over 1,000 total active international client firms and 5,528 total active international traders. We offer cross-regional electronic trading services in U.S fixed-income markets for international clients, as well as in Eurobonds and emerging market debt. By offering liquidity in both hard-currency and local currency emerging market debt, we have created an efficient emerging market trading ecosystem for our institutional investor and broker-dealer clients. In the last five years, we have seen significant growth in the Europe, Middle East and Africa (“EMEA”), Latin America and APAC regions. The average daily trading volume in the EMEA, Latin America and APAC regions on the MarketAxess platforms has grown from $1.8 billion in 2018 to $3.7 billion in 2022. We believe we can increase our penetration and revenue opportunities in international markets by continuing to invest in creating client relationships abroad.

Pursue Select Acquisitions and Strategic Alliances

We continually evaluate opportunities to supplement our internal growth by entering into strategic alliances, or acquiring businesses or technologies, that we believe will enable us to enter new markets, provide new client segments, new products or services, or otherwise expand our market share in the fixed-income markets that we operate in today. We believe that one of the key drivers of our success to date has been the ability to grow our current product offering. For example, in 2020, we acquired the regulatory reporting business of Deutsche Börse (“Regulatory Reporting Hub”) in order to expand the footprint of our post-trade and market data services by adding approximately 500 clients across Europe. In 2021, we acquired MuniBrokers, a central electronic venue serving municipal bond inter-dealer brokers and dealers, in order to expand our existing municipal bond trading solution. In 2022, we made a significant minority investment in RFQ-hub, a bilateral multi-asset and multi-dealer RFQ platform. We also entered into a strategic collaboration on liquid fixed-income indexes, portfolio construction solutions and environmental, social and governance (“ESG”) data with MSCI Inc. We expect these transactions to accelerate the growth of our ETF and index businesses.

The Fixed-Income Products Available on our Platform

We operate in a large and rapidly growing market, which consists of credit and rates fixed-income products. According to the Securities Industry and Financial Markets Association (“SIFMA”), as of September 30, 2022, the most recent date available, there were approximately $10.1 trillion in principal amount of fixed-income securities outstanding in the U.S. corporate market, which reflects a five-year compound annual growth rate of 4.0%. In addition, according to SIFMA, as of December 31, 2022, there were approximately $23.9 trillion in principal amount of fixed-income securities outstanding in the U.S. government bond market, which reflects a five-year compound annual growth rate of 10.6%. During the first nine months of 2022, global long-term new bond issuance aggregated to approximately $1.4 trillion, a decrease of 31.0% as compared to the same period of 2021.

Our proprietary technology allows institutional investor and broker-dealer clients to access this market by trading both credit and rates products on our platforms.

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
•
Municipal bonds, which are debt securities issued by states, cities, counties and other governmental entities in the U.S. to fund day-to-day obligations and to finance a wide variety of public projects, such as highways or water systems, and typically offer interest payments that are exempt from federal income taxation and may be exempt from state income and other taxes; and
•
Other credit products, including leveraged loans, which are senior secured commercial facilities provided by a syndicate of lenders for below investment-grade companies (credit rating below BBB- or Baa3).

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

The six largest product areas available on our platform for the year ended December 31, 2022 were U.S. high-grade, U.S. high-yield, emerging market debt, Eurobonds, municipal bonds and U.S. government bonds. In the chart below, we show the average daily trading volume and the amount of new issuance of such product areas for the years ended December 31, 2022 and 2021, except where indicated:

	Average Daily Trading Volume			Amount of New Issuance
	2022	2021	% Change	2022	2021	% Change
	(In billions)
U.S. high-grade(1)	$25.7	$23.6	8.9%	$1,215.7	$1,379.9	(11.9)%
U.S. high-yield(1)	9.5	9.8	(3.1)	106.5	483.0	(78.0)
Emerging market debt(2)	20.8	20.4	2.0	219.0	541.0	(59.5)
Eurobonds(3)	9.4	11.0	(14.5)	460.0	487.0	(5.5)
Municipal bonds(4)	8.4	4.4	90.9	386.6	481.9	(19.8)
U.S. government bonds(5)	614.3	624.1	(1.6)	16,730.9	19,511.8	(14.3)

(1)

For U.S. high-grade and high-yield, average daily trading volume (“ADTV”) is as measured by the Financial Industry Regulatory Authority (“FINRA”) Trade Reporting and Compliance Engine (“TRACE”) and amount of new issuance is according to J.P. Morgan Markets.

(2)

For emerging markets debt, ADTV is as measured by the Emerging Markets Trade Association and amount of new issuance is according to J.P. Morgan Markets. The amount of new issuance excludes debt issued by emerging market sovereigns, which are included in our definition of emerging markets debt. ADTV is for the twelve months ended September 30, 2022 and 2021, the most recent dates available.

(3)	For Eurobonds, ADTV is according to our internal estimates and amount of new issuance is according to J.P. Morgan Markets.
(4)	For municipal bonds, ADTV is as measured by the Municipal Securities Rulemaking Board (the “MSRB”) and amount of new issuance is according to SIFMA.
(5)	For U.S. government bonds, ADTV and the amount of new issuance is according to SIFMA.

We believe that the current level of electronic trading in our six largest product areas is generally low, creating a long runway for future market share growth. For example, we estimate that the level of electronic trading as a percentage of all means of trading (referred to as “electronic market share”) for U.S. high-grade bonds, U.S. high-yield bonds, municipal bonds, emerging market debt and Eurobonds are approximately 40%, 30%, 15%, 10% and 55%, respectively. U.S. government bonds are further down the path of electronic trading with an estimated electronic market share at approximately 65%. As a comparison, based on third party estimates, the level of electronic market share for U.S. equity options, U.S. Exchange traded cash equities and foreign exchange spots are each over 90%.

We plan to leverage our Open Trading functionality to continue to capture additional market share across our core credit markets while increasing our footprint in newer product areas. In the chart below, we show our estimated market share for the years ended December 31, 2022 and 2021, of Composite Corporate Bonds, U.S. high-grade bonds, U.S. high-yield bonds, emerging market debt, Eurobonds, municipal bonds and U.S. government bonds.

	Estimated Market Share
	2022	2021	Bps Change
Composite Corporate Bond(1)	19.9%	18.1%	180	Bps
U.S. high-grade	21.3	21.0	30
U.S. high-yield	17.9	15.2	270
Emerging market debt(2)	29.0	26.8	220
Eurobonds	15.4	12.1	330
Municipal bonds	4.5	2.1	240
U.S. government bonds	3.5	2.6	90

(1)

Composite corporate bond estimated market share is defined as combined estimated market share across U.S. high-grade (derived from FINRA TRACE reported data), U.S. high-yield (derived from FINRA TRACE reported data), emerging markets (derived from FINRA TRACE-reportable emerging markets volume, principally U.S. dollar denominated corporates) and Eurobonds (derived from MarketAxess TRAX data which is currently estimated to represent approximately 70% of the total European market) product areas.

(2)	Emerging markets estimated market share is calculated using FINRA TRACE-reportable emerging markets trading volume, principally U.S. dollar denominated corporates.

Our Full Trading Lifecycle Solutions

A key principle of our strategy is connecting the most robust network of participants through our full trading lifecycle solution. The diverse trading protocols available on our platforms are complemented by pre-trade intelligent data products and a range of post-trade services. In 2022, 89.3% of our revenues were derived from commissions for transactions executed on our platforms, 5.5% of our revenues were derived from our data products and 5.1% of our revenues were derived from our post-trade services.

Diverse Trading Protocols

Disclosed Request for Quote

Our traditional disclosed RFQ protocol allows our institutional investor clients to simultaneously request competing, executable bids or offers from our dealer clients and execute trades with the dealer of their choice from among those that choose to respond. We are not a counterparty to any of the disclosed RFQ trades that are executed on our platforms between institutional investor clients and dealer clients; rather, our platforms enable them to meet, agree on a price and then execute and settle the transaction directly with each other. The disclosed RFQ protocol is available for transactions in all our product areas and can be used for:

•
multiple-dealer inquiries to over 140 dealers;
•
list trading, which is the ability to request bids and offers on up to 60 bonds at the same time;
•
portfolio trading, which allows our market participants to transact bond basket trades of up to 2,100 securities in an all-or-none trading protocol with one aggregate price for the portfolio transaction; and
•
swap trading, which is the ability to request an offer to purchase one bond and a bid to sell another bond.

In 2022, over 60.0% of all credit volume on the MarketAxess platform was executed via a form of our disclosed RFQ protocol.

Open Trading

We offer Open Trading, our all-to-all trading solution, for most of our products and trading protocols. Open Trading complements our disclosed RFQ protocol by increasing the number of potential counterparties through allowing all participants to interact anonymously in an all-to-all trading environment of over 1,700 potential counterparties. We believe the increased liquidity drives meaningful price improvement to our clients and helps reduce liquidity risk in the fixed-income markets in which we participate. Open Trading participants are able to maintain their anonymity from trade initiation all the way through to settlement. Unlike our disclosed RFQ protocol, in connection with our Open Trading protocols, we execute bond transactions between and among institutional investor and broker-dealer clients on a matched principal basis by serving as counterparty to both the buyer and the seller in matching back-to-back trades.

We currently offer Open Trading protocols in U.S. high-grade bonds, U.S. high-yield bonds, Eurobonds, certain emerging market debt, municipal bonds, U.S. government bonds, agency bonds and other government bonds. Following the introduction of Open Trading on our platforms in 2013, we have continued to build upon the technology to develop more features and services. We now offer several Open Trading protocols, including:

•
Open Trading RFQ, which provides our Open Trading participants with the ability to display requests for bids and offers anonymously to the entire MarketAxess trading community, thereby creating broad visibility of their inquiry among market participants and increasing the likelihood that the request will result in a completed trade. The Open Trading RFQ protocol is typically used simultaneously with a disclosed RFQ, providing the requestor with an increased likelihood of achieving best execution by seeking pricing from a participant’s known dealer trading relationships and the Open Trading marketplace at the same time;
•
Dealer RFQ, which allows dealers to initiate RFQs to all other dealers or to the entire Open Trading network, is used by our dealer clients to manage risk, source liquidity, and facilitate transactions on behalf of their clients;
•
Mid-X sessions, a sessions-based mid-point matching tool that allows broker-dealers to trade against the mid-point price established by Composite+ at a given time instead of bilaterally negotiating a price, which we believe removes some of the pricing challenges inherent in other trading protocols;
•
Live Markets, an order book functionality that creates a single view of two-way, actionable prices for the most active corporate bonds and U.S. government bonds, including newly issued debt, benchmark issues and news-driven securities;
•
Public Axes™, which is an order book-style price discovery process that gives participants the ability to view and execute trades upon anonymous or disclosed indications of interest from the inventory posted on our platforms; and
•
Diversity Dealer Initiative, which leverages the liquidity-enhancing features of Open Trading, but also allows institutional investor clients to select minority-, women- and veteran-owned broker-dealers to intermediate the resulting Open Trading transaction.

In 2022, approximately 35.9% of all eligible credit volume on the MarketAxess platform was executed via Open Trading protocols.

Automated Trading Protocols

We believe that our automated trading protocols, which allow clients to set eligibility criteria for their orders that our platforms will use to determine whether or not to execute a trade in accordance with the pre-defined parameters, increase trading efficiency and allow traders to focus on higher-value trades. We expect that bond trading velocity will grow in the years ahead due to the increased adoption of trading automation by both broker-dealer and institutional investor participants.

We support a large and growing base of dealer market making algorithms. Dealer market making algorithms enhance the liquidity available on our platforms by increasing the number of competitive responses to each RFQ, thereby increasing a participant’s likelihood of completing a trade at the best price. In 2022, there were 23.7 million dealer algorithmic responses on our platforms, up 29.2% from 2021. In addition, dealers are increasingly using algorithmic responses to execute larger trades. In 2022, 57.0% of client-to-dealer inquiries for a trade of greater than $5.0 million notional value in U.S. high grade bonds received one or more algorithmic responses, up from 6.6% in 2017.

In addition, some of our automation tools include:

•
Auto-X RFQ, which allows clients to automatically execute a request-for-quote using simple variables such as trade size, price and number of respondents. In 2022, Auto-X RFQ represented 18.2% of total trade count and 7.2% of our credit trading volume. 33.0% of Auto-X RFQ trades in 2022 were “no touch,” meaning such trades were initiated automatically by clients using pre-specified instructions, up from 20.4% in 2021;
•
Auto-Responder, which allows clients to automatically respond to requests using either a specified response level or a mid-point price generated by one of our data products; and
•
U.S. Treasury Hedging, which automatically provides a U.S. Treasury hedge for trades in credit products available on our platforms.

In 2022, there were 162 client firms using our automation trading protocols, up 15.7% from 2021.

Order and Execution Workflow Solutions

We provide order and execution workflow solutions designed to meet the specific needs of our institutional investor and broker-dealer clients. For example, LiquidityBridge®, is our execution management system offered to dealers that allows users to manage and facilitate the complex liquidity flows across multiple trading platforms, including the MarketAxess system. LiquidityBridge brings together real-time comparison and execution of bond prices across multiple sectors, allowing users to rapidly react to trading opportunities. In addition, Axess IQ™ is our order and execution workflow solution designed to meet the needs of the wealth management and private banking community by improving liquidity discovery, execution efficiency and alpha generation for firms with large numbers of individual client orders.

Integrated and Actionable Data

Timely and accurate data is particularly important in the fixed-income markets where real-time data has traditionally been scarce and transparency has been limited. We offer the following data products and index solutions:

Data Products

Traders are increasingly using data and machine-learning for pre-trade analytics, automated execution, transaction cost analysis and post-trade solutions. Our data strategy is centered on using our data offerings to support trading activity through our diverse trading protocols and growing our revenues from our commercial data offerings. We believe that our electronic trading platforms allow institutional investors to compile, sort and use information to discover investment opportunities that might have been difficult or impossible to identify using a manual information-gathering process or other electronic services. Our data products are based on the trading activity, completed transactions and trade reporting services that occur on or through our platforms, as well as public sources such as TRACE.

Our data products include:

•
Composite+, a pricing algorithm generates near real-time prices for approximately 33,000 corporate and sovereign bonds based on a variety of data inputs, including feeds from our trading platforms, our post-trade services and TRACE. Composite+ is used by clients as a pre-trade reference price to enhance trading outcomes and transaction cost analysis. Composite+ can be combined with our auto-execution service, providing clients with an alert if a response is “off market.”
•
Axess All, the first intra-day trade tape for the European fixed-income market, is sourced from approximately 71,000 bond transactions processed daily by our post-trade services business and includes aggregated volume and pricing for the most actively traded European fixed-income instruments.
•
Axess All Prints®, which is an enhanced, real-time transacted price service for the most actively traded European fixed-income instruments.
•
BondTicker®, which provides real-time TRACE data and enhances it with MarketAxess trade data and analytical tools in order to provide professional market participants with a comprehensive set of corporate bond price information with associated analytical tools that are not otherwise available.
•
Relative Liquidity Score, a product that provides a defined measurement of the current liquidity for individual bonds and highlights the relative potential ease that a trader can expect when transacting in such instruments.

Index Solutions

To meet the increasing need for passive fixed-income investment strategies, we have also introduced liquid indices powered by real-time data. In 2022, we introduced the MarketAxess U.S. Investment Grade Corporate Bond 400 Index (the “MKTX 400 Index”), which is an index constructed to measure the performance of 400 U.S. dollar denominated investment grade corporate bonds with higher-than-average liquidity relative to the broader U.S. corporate bond market. The index utilizes Relative Liquidity Scores and Composite+ in the construction and evaluation processes. State Street Global Advisors has launched an exchange traded fund that seeks to track the MKTX 400 Index. In addition, in 2022, we also announced a strategic collaboration with MSCI Inc. to create co-branded fixed-income indices incorporating our liquidity data. The first of such indices, the MSCI MarketAxess USD HY Tradable Corporate Bond Index, which uses Relative Liquidity Scores to identify and select the liquid fixed-income securities, launched in November 2022.

Post-Trade Services

We provide trade matching and regulatory reporting services for European investment firms and market and reference data across a range of fixed-income products. In response to the requirements of the Markets in Financial Instruments Directive (“MiFID II”) in Europe, we have developed a comprehensive suite of value-add solutions, including SensAI, pre-trade transparency services, systematic internaliser (“SI”) determination and monitoring, best execution reporting, commodity position reporting, data quality analysis and peer benchmarking.

In the E.U. and United Kingdom (“U.K.”), all firms regulated as “investment firms” under MiFID II are required to submit complete and accurate details of qualifying transactions to their national regulator no later than the close of the working day following the date of the transaction. This process is known as transaction reporting. Firms may either report directly to their regulator or use an entity that is licensed as an Approved Reporting Mechanism (“ARM”), such as our subsidiaries in the U.K. and the Netherlands, to validate and submit such reports to their regulator. Our multi-asset class ARM reporting solution allows our clients to report to 23 different European regulators. We have also collaborated with Equilend on a full front-to-back Securities Financing Transactions Regulation (“SFTR”) solution to support mutual clients with their SFTR reporting requirements.

Under the Markets in Financial Instruments Regulation (“MiFIR”), all regulated investment firms in the U.K. and the E.U. are required to comply with pre- and post-trade transparency requirements pursuant to which quotes and trades must be made public subject to a system of waivers and deferrals. Firms are required to utilize an Approved Publication Arrangement (“APA”), such as our APAs in the U.K. and the Netherlands, to comply with the post-trade transparency requirement and many firms utilize a third-party provider to satisfy the pre-trade transparency requirement. The MarketAxess transparency and APA trade reporting solutions are available through our Insight™ platform, offering our clients a pre- and post-trade transparency solution, including APA trade reporting, quote publication, SI determination and instrument liquidity classification. We also offer a commodity position reporting service to assist firms in compliance with the commodity derivative position limit reporting requirements of MiFID II.

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

MarketAxess has approximately 980 post-trade reporting, post-trade matching and transparency clients, including investment firms, venues and aggregators. In 2020, we acquired Regulatory Reporting Hub, which has helped us expand and improve our services across a broader European client base, predominantly in Germany, France and the Nordics regions.

Our Clients

Over 2,000 institutional investor and broker-dealer firms are active users of our platforms. Although institutional investors, specialist market-making firms, proprietary trading firms and other non-traditional liquidity providers have increasingly provided liquidity on our platforms through Open Trading, we believe traditional broker-dealers still represent the principal source of secondary market liquidity in the markets in which we operate. Secondary market liquidity refers to the ability of market participants to buy or sell a security quickly and in large volume following the original issuance of the security, without substantially affecting the price of the security.

Our Technology

Proprietary Technology

Our electronic trading platforms are based on a secure and scalable architecture that makes broad use of distributed computing to achieve speed and reliability. Our technology supports the full trading lifecycle and provides clients with end-to-end and customizable connectivity to fixed-income markets.

We support the achievement of best execution through technologies such as our all-to-all Open Trading protocols, which increase the number of potential trading counterparties by allowing participants to interact anonymously in an all-to-all trading environment of over 1,700 potential counterparties. We believe this technology enhances our institutional investor clients’ ability to obtain a competitive price by allowing all Open Trading participants to interact with each other and increases the likelihood of receiving a competitive price response. We estimate that Open Trading generated approximately $945.3 million of price improvement for our clients in 2022.

In addition, our clients have access to automated trading technologies, such as Auto-X RFQ and Auto-Responder, which allow clients to set eligibility criteria for their orders that will determine whether a trade is executed on our platforms in accordance with their pre-defined parameters. These automated trading protocols are designed to help increase trading efficiency, freeing traders to focus on more complex or higher-value trades.

In addition to services directly related to the execution of trades, MarketAxess offers clients several other pre- and post-trade services. In the pre-trade period, our platforms assist our participants by providing them with value-added services, such as real-time and historical trade price information, liquidity and turnover analytics, bond reference data and trade order matching alerts. Following the execution of a trade, our platforms enable our participants to realize the full benefits of electronic trading and demonstrate best execution, including customization, real-time trade details, STP, account allocations, automated audit trails, regulatory trade reporting, trade detail matching and transaction cost analysis.

Technology Team

The design and quality of our technology products is supported by a team of approximately 300 full-time technology professionals led by managers with deep market knowledge and fixed-income expertise. This combination of market knowledge and industry expertise allows us to address client demand and to focus on solutions that can be scaled across client sectors, fixed-income classes and trading protocols. Our technology is critical to our growth and our ability to execute our business strategy.

Our technology team is focused on:

•
Continuing to evolve our technology platform. We believe that it is imperative that we continue to invest in and evolve our technology in order to continue innovating and delivering new features and protocols to our clients. For example, we increasingly utilize cloud technology to capitalize on innovative tooling, cost savings and improvements to development velocity.
•
Investing in resiliency, scale and risk management. We recognize the value of investing in our capacity and risk management capabilities. The MarketAxess platforms are built on industry-standard technologies and have been designed to handle loads that exceed our current trading volume. In addition, all critical server-side components, including networks, application servers and databases, have backup solutions if the main equipment fails. This offers redundant system capacity designed to maximize uptime and minimize the potential for loss of transaction data in the event of an internal failure. We also seek to minimize the impact of external failures by automatically recovering connections in the event of a communications failure. Most of our broker-dealer clients and a significant number of our institutional investor clients have redundant dedicated high-speed communication paths to our network to provide fast data transfer. Our security measures include industry-standard communications encryption.
•
Continuing product delivery and improvement of features. Our technology team is always focused on our product development cycle and the improvement of our platforms’ features. During the year ended December 31, 2022, we delivered approximately 710 unique new business and technical features to our clients.

Data Security

As a global technology company, and a marketplace for fixed-income securities, we view information security as fundamental to our business. Accordingly, we are committed to appropriately securing all of our business operations, including information that we generate in the performance of our services, and data provided to us by third parties.

We prioritize security throughout our platforms, operations and software development. We use architectural, design and implementation features to structurally address security risks, such as logical and physical access controls, perimeter firewall protection and embedded security processes in our systems development lifecycle. Our cybersecurity program is based on the National Institute of Standards and Technology Cyber Security Framework (the “Framework”) and we are ISO/IEC 27001:2013 certified, which is a global standard that specifies the requirements for establishing, implementing, maintaining, and continually improving information security management systems. The Framework consists of standards, guidelines and best practices to manage cybersecurity-related risks and promote the protection and resilience of critical infrastructure. Our Global Chief Information Security Officer, who reports directly to our Chief Information Officer and Chief Risk Officer, leads a cybersecurity team in assessing, managing and reducing the relevant risks with a goal of assuring continuous delivery of service. We constantly monitor connectivity and suspect events are escalated to our global risk and management teams.

The information security team guides our response during information security incidents. The Company’s goal is to restore normal service operation as quickly as possible following an event, provide timely and accurate information to relevant stakeholders regarding such an event and minimize the impact of such an event on our business operations. In addition to the information security team, we have assembled a group of senior members of management and third-party consultants ready to react to an event, should one ever occur.

See Part I, Item 1A. – “Risk Factors — Technology, IT Systems and Cybersecurity Risks.”

Environmental, Social and Governance

We are focused on growing our business by delivering sustainable long-term value for our customers, employees, stockholders, and the communities where we live and work. At MarketAxess, our ESG strategy encompasses both corporate and commercial objectives.

Corporate ESG Objectives

As part of our vision to maximize stakeholder value, we strive to incorporate ESG principles into our business strategies and organizational culture. Our 2021 ESG Report, which can be found on our corporate website (available at https://www.marketaxess.com/sustainability), included the results of the Company's first comprehensive non-financial ESG materiality and prioritization assessment, which identified eighteen key ESG topics and six priority topics critical for MarketAxess to manage and drive long-term business performance and societal impact. In addition, in response to the increasing importance of climate change to the overall global economy and its effect on global credit markets, we responded to the Climate Disclosure Project's Climate Change Questionnaire in July 2022. Please also refer to “— Human Capital Resources” for additional information on our human capital management strategies.

Our ESG Reports and CDP questionnaire responses are not, and shall not be deemed to be, a part of this Form 10-K or incorporated into any of our other filings made with the U.S. Securities and Exchange Commission (the “SEC”).

Commercial ESG Objectives

In order to help our institutional investor and broker-dealer clients meet their ESG goals and strategies, we have begun to develop ESG-integrated product offerings. For example, in 2019, we launched our “Trading for Trees” program, under which five trees are planted by One Tree Planted, our partner charitable organization, for every $1.0 million of green bond trades executed on our platforms. In 2022, $63.3 billion in corporate and municipal green bond trading volume was executed globally on our platforms, an increase of 24.0% from 2021. In the U.S., where public data is available, MarketAxess ranks as the largest electronic corporate and municipal green bond marketplace with an estimated market share of 21.4% in TRACE-reported corporate and municipal green bond volume.

In addition, in 2021, we launched the Diversity Dealer Initiative to enable buy side firms to trade more easily with certain minority-, women- and veteran-owned broker-dealers, while still achieving best execution. The Diversity Dealer Initiative leverages our anonymous all-to-all Open Trading marketplace and provides enhanced trading connections by giving institutional investor clients the option to select a diversity dealer to intermediate an Open Trading transaction.

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

We primarily compete on the basis of our client network, the liquidity provided by our broker-dealer clients, the unique liquidity and the potential for price improvement offered by our Open Trading protocols, the total transaction costs associated with our services, the breadth of products, protocols and services offered, as well as the quality, reliability, security and ease of use of our platforms. We face the following main areas of competition:

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
•
Other multi-party electronic trading platforms — There are numerous other electronic trading platforms currently in existence, including several that have only commenced operations in the last few years. We compete with Tradeweb, Bloomberg, Intercontinental Exchange, Trumid and others in the credit and municipal markets; and Tradeweb, Bloomberg, CME Group (BrokerTec), BGC Partners (Fenics UST) and others in the rates markets. In addition, some broker-dealers and institutional investors operate, or have invested in, proprietary electronic trading systems or information networks that enable institutional investors to trade directly with a broker-dealer, and/or with other institutional investors over an electronic medium. As we expand our business into new products, we will likely come into more direct competition with other electronic trading platforms or firms offering traditional services.
•
EMS and OMS Providers – There are various providers of execution management services (“EMS”) and order management services (“OMS”) that have announced plans to offer aggregation of trading venue liquidity, as well as direct-to-dealer fully electronic trading solutions.
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
•
Market data and information vendors — Several large market data and information providers, such as Bloomberg, the London Stock Exchange (Refinitiv), Intercontinental Exchange and S&P Global currently have a data and analytics relationship with virtually every institutional firm. Some of these entities currently offer varying forms of electronic trading of fixed-income securities. Some of these entities have announced their intention to expand their electronic trading platforms or to develop new platforms. These entities are currently direct competitors to our information services business and already are or may in the future become direct competitors to our electronic trading platforms.
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

We have registered the MarketAxess® name and logo for trademark in the U.S., Europe and in other parts of the world. We also have a number of other registered or pending trademarks and service marks globally, including Open Trading®, BondTicker®, Composite+™, Axess All® and Now You’re In The Market® among others. In addition, we own, or have filed applications for, the rights to trade names, copyrights, domain names and service marks that we use in the marketing of products and services to clients.

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

The regulatory environment in which we operate is subject to constant change. We are unable to predict how certain new laws and proposed rules and regulations will be implemented or in what form, or whether any changes to existing laws, rules and regulations, including the interpretation, implementation or enforcement thereof or a relaxation or amendment thereof, will occur in the future. We believe that uncertainty and potential delays around the final form of certain new rules and regulations may negatively impact our clients and trading volumes in certain markets in which we transact, although a relaxation of or the amendment of existing rules and requirements could potentially have a positive impact in certain markets. For example, regulators are speaking more regularly about the benefits of all-to-all trading to promote market resiliency in fixed-income products. While we generally believe the net impact of the laws, rules and regulations may be positive for our business, it is possible that unintended consequences may materially adversely affect us in ways yet to be determined. See Part I, Item 1A. – “Risk Factors – Regulatory and Legal Risks - Our business and the trading businesses of many of our clients are subject to increasingly extensive government and other regulation, which may affect our trading volumes and increase our cost of doing business.”

U.S. Regulation

In the U.S., the SEC is the federal governmental agency primarily responsible for the administration of the federal securities laws, including adopting and enforcing rules and regulations applicable to broker-dealers. Our broker-dealer subsidiary operates an alternative trading system (“ATS”) subject to the SEC’s Regulation ATS, which includes certain specific requirements and compliance responsibilities in addition to those faced by broker-dealers generally, and an exempt ATS for U.S. government bonds. Broker-dealers are also subject to regulation by state securities administrators in those states in which they conduct business or have registered to do business. We are also subject to the various anti-fraud provisions of the Securities Act of 1933, as amended (the “Securities Act”), the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Commodity Exchange Act, certain state securities laws and the rules and regulations promulgated thereunder. We also may be subject to vicarious and controlling person liability for the activities of our subsidiaries and our officers, employees and affiliated persons.

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

The SEC recently conducted a review of the regulatory framework for fixed-income electronic trading platforms for the purpose of evaluating the potential regulatory gaps that may exist among such platforms, including ours, with respect to access to markets, system integrity, surveillance, and transparency, among other things. In January 2022, as a result of this review, the SEC proposed rules that will expand Regulation ATS and Regulation SCI to alternative trading systems (ATS) that trade government securities and amend the SEC rule regarding the definition of an “exchange” to include Communication Protocol Systems, such as our RFQ protocols. In connection with these proposed rules, we expect that we will have to operate all of our trading protocols in compliance with Regulation ATS. The fixed-income industry is also in the process of complying with Rule 15c2-11 (“Publication or submission of quotations without specified information”) of the Exchange Act, which had not previously been applied to debt securities. In November 2022, the SEC issued a no-action letter that delayed the full implementation of Rule 15c2-11 until 2025. It is unknown at this time to what extent new legislation will be passed into law or whether pending or new regulatory proposals will be adopted or modified, or what effect such passage, adoption or modification will have, whether positive or negative, on our industry, our clients or us.

Non-U.S. Regulation

Outside of the United States, we are currently directly regulated by: the Financial Conduct Authority (the “FCA”) in the U.K., De Nederlandsche Bank (“DNB”) and the Netherlands Authority for the Financial Markets (“AFM”) in the Netherlands, the European Securities and Markets Authority (“ESMA”) in the E.U., the Monetary Authority of Singapore (the “MAS”), the Investment Industry Regulatory Organization of Canada (the “IIROC”) and provincial regulators in Canada, and the Securities and Exchange Commission and Central Bank in Brazil. We also hold cross-border licenses or permissions to operate in other jurisdictions with other regulatory bodies, including the Swiss Financial Market Supervisory Authority (“FINMA”), the Securities & Futures Commission of Hong Kong, the Australian Securities and Investment Commission in Australia (“ASIC”), the Danish Financial Supervisory Authority, the German Federal Financial Supervisory Authority (“BaFin”), the Commission de Surveillance du Secteur Financier of Luxembourg, the Italian Commissione Nazionale per le Società e la Borsa (“Consob”), the Norwegian Financial Supervisory Authority and the Finnish Financial Supervisory Authority.

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

A draft U.K. Financial Services and Markets Bill (“FSMB”) was tabled to the U.K. Parliament in July 2022, which repeals the financial services framework inherited from the E.U. The FSMB offers the FCA increased regulatory authority, including the power to reform E.U. rules and the ability to devise a new financial services regime, and establishes a new secondary objective to promote “economic growth and international competitiveness” for the U.K. In December 2022, the FCA published its proposed approach and has invited feedback from industry participants. We currently expect the FSMB to become law during 2023.

The securities industry and financial markets in the 27 member states of the E.U. are regulated by the National Competent Authorities in each member state, or with respect to Data Reporting Services Providers (“DRSPs”), such as our E.U. post-trade business, by ESMA itself. E.U. regulations provide for a cross-border “passporting regime”, which allows us to provide our regulated services throughout the E.U. in reliance upon our authorization from any E.U. member state or ESMA. As a result of the U.K.’s departure from the E.U. in 2020 (commonly referred to as “Brexit”), we obtained AFM authorizations for our subsidiaries in the Netherlands and we now provide regulated services to our clients within the E.U. in reliance on the cross-border services passport held by our Dutch subsidiaries.

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

In January 2018, the E.U. implemented enhanced rules and regulations targeted at the financial services industry, including MiFID II and MiFIR. MiFID II and MiFIR introduced significant changes to the E.U. and U.K. financial markets that were designed to facilitate more efficient markets and greater transparency for participants by: (i) enhancing pre- and post-trade transparency for fixed-income instruments, (ii) increasing and enhancing post-trade reporting obligations with a requirement to submit post-trade data to ARMs, (iii) improving technology synchronization and best execution and (iv) establishing a consolidated tape for trade data.

The effectiveness of the changes introduced pursuant to MiFID II and MiFIR are currently under review by the European Parliament, the European Council and the European Commission. The review is focused on enhancing the transparency and availability of market data, leveling the playing field between execution venues and increasing the global competitiveness of E.U. markets. As part of the MiFIR review, the European Commission has begun the process of establishing the E.U. consolidated tape for all transactions executed on E.U. trading platforms, such as our MTFs. ESMA is expected to select a single consolidated tape provider (the “CTP”) for bonds under its authorization and all trading venues will be obliged to share their trading data with the CTP. We currently expect the selection process for the E.U. CTP for bonds to be completed in 2024.

Likewise, the U.K. is also reviewing and amending the MiFID II and MiFIR regime and we expect that such review will introduce similar changes, such as repealing pre-trade transparency for quote driven protocols, simplifying the post-trade transparency regime and introducing a consolidated tape for bonds, during the next twenty-four months.

Although MiFID II and MiFIR were intended to help improve the functioning of the E.U. single market by achieving a greater consistency of regulatory standards, Brexit has introduced additional operational complexity as the regulatory standards are diverging between the U.K. and the E.U. In general, MiFID II and MiFIR continue to cause us to expend significantly more compliance, business and technology resources, to incur additional operational costs and has created additional regulatory exposure for our trading and post-trade businesses. While we generally believe the net impact of the rules and regulations, and the ongoing changes has been positive for our businesses, unintended consequences of the rules and regulations (or ongoing amendments thereto) may adversely affect us in ways yet to be determined. In particular, the divergence of the U.K. from the E.U. following Brexit in relation to the future development of MIFID II and MiFIR and other rules and regulations within the financial markets (such as the Central Securities Depository Regulation or the selection of a CTP) may further increase the complexity, operational costs and compliance requirements of our business in the U.K. and E.U. See Part I, Item 1A. — “Risk Factors — Regulatory and Legal Risks - The growing divergence of the U.K. and European Union legal and regulatory requirements following Brexit could materially adversely impact our business, clients, financial condition, results of operations and prospects.”

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

In addition, as a result of its self-clearing activities, our U.S. broker-dealer subsidiary is required to finance certain transactions, maintain deposits with various clearing organizations and clearing broker-dealers and maintain a special reserve bank account for the benefit of customers pursuant to Rule 15c3-3 of the Exchange Act. These requirements can fluctuate based on trading activity, market volatility or other factors which may impact our liquidity or require us to use our capital resources.

Regulatory Status of MarketAxess Entities

Our operations span jurisdictions across the Americas, Europe and Asia, and we operate through various regulated entities. The current regulatory status of many of our business entities is described below. We also provide our platforms in other countries pursuant to exemptions from registration under the laws of such countries.

Americas

MarketAxess Corporation is an SEC registered broker-dealer, a member of FINRA, the MSRB, and the Securities Investor Protection Corporation (“SIPC”). MarketAxess Corporation is registered as a clearing broker with FINRA.

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

MarketAxess NL B.V. is authorized and regulated by the AFM in the Netherlands as an MTF. MarketAxess NL B.V. may provide cross-border services throughout the 27 member states of the E.U. and EEA countries under the MiFID passport and is approved by FINMA to provide cross-border services into Switzerland as a foreign trading venue, and has a MiFID branch in Germany.

MarketAxess Post-Trade NL B.V. is established in the Netherlands and holds a license to operate as a DRSP under the supervision of ESMA, specifically to act as an ARM and APA. MarketAxess Post-Trade NL B.V. may provide cross border services throughout the 27 member states of the E.U. and EEA countries under the MiFID passport, and has a MiFID branch in Germany.

MarketAxess Post Trade Limited is authorized and regulated by the FCA as a DRSP for ARM and APA services and as a service company.

Asia and Pacific

MarketAxess Singapore Pte. Limited is approved by the Monetary Authority of Singapore as a Recognized Market Operator. Additionally, MarketAxess Singapore Pte. Limited is approved on a cross-border basis by FINMA in Switzerland as a foreign trading venue, by Hong Kong as an ATS, by Germany as a foreign market operator, and holds an Australian Markets License from ASIC.

Human Capital Resources

As of December 31, 2022, we had 744 employees, 462 of whom were based in the U.S. and 282 of whom were based outside of the U.S., principally in the U.K. During fiscal year 2022, we increased our number of employees by 68 or 10.1% compared to an increase of 70 or 11.6%, in 2021. None of our employees is represented by a labor union. We consider our relationships with our employees to be good and have not experienced any interruptions of operations due to labor disagreements.

Diversity, Equity and Inclusion

We believe that a workforce that reflects our society as a whole better serves our clients. As such, we are committed to fostering an equitable environment that attracts and retains a diverse workforce. We continually strive to make our workforce more diverse, inclusive and supportive of all and the Company is committed to improving our diversity at all levels of the organization. As of December 31, 2022, (i) our global workforce was approximately 72.3% men and 27.7% women, and of our U.S. employees, our workforce was approximately 29.9% Asian, 5.2% Black or African American, 7.6% Hispanic or Latinx, 55.4% White and 1.9% identified with another race or ethnicity; (ii) our global management team was approximately 76.9% men and 23.1% women and was approximately 15.4% Asian and 84.6% White; and (iii) our Board of Directors (the “Board”) was approximately 69.2% men and 30.8% women and was approximately 7.7% Asian, 7.7% Black or African American and 84.6% White.

We use diverse hiring sources to broaden our candidate pools, including employee referrals, recruitment vendors, postings on diversity job boards, partnering with diverse professional organizations and underrepresented student organizations, and attending various recruiting events. We also focus our diversity recruiting efforts on university campuses. We have been able to further diversify our workforce through our summer intern and graduate hire programs, which represent a spectrum of schools, fields of study, interests and socio-economic backgrounds. During the spring and fall 2022 recruiting season, we hosted MarketAxess informational sessions, coffee chats, networking events, mock interviews, hackathons, and sponsorships focused on women and underrepresented students. We also hosted two pre-identification sophomore programs that serve as an early talent pipeline for internships the following year. These two programs, one focused on women and the other on underrepresented students, are geared towards sophomores interested in the financial technology sector.

Human Capital Development

Our talent management strategy is focused on attracting, developing and retaining top talent within the Company. The market for qualified staff, especially technology professionals, has become increasingly competitive in our talent markets. Many companies, including both our competitors and firms outside of our industry, are interested in hiring our experienced personnel. We believe that one of the ways we have successfully retained staff at a better rate than the market is through our hybrid work environment and remote opportunities for various technology-related positions.

We are committed to positioning MarketAxess for further growth through ongoing talent management, succession planning and the deepening of our leadership bench. In 2022, we identified critical roles throughout the organization and built short- and long-term succession plans for our executive leadership team. We also evaluated the Company’s formal learning and development and talent acquisition initiatives in order to ensure that our employees have the skills, capabilities and experience to effectively lead our existing, and future, global business. We believe that these plans will enable us to grow talent from within the Company.

In 2022, we increased the level of investment in learning and development for all of our employees. Currently, we offer a customized management training program for new managers and an accelerated leadership program for our more seasoned leaders who we believe may assume broader or more complex roles within the Company in the future. We offer a range of live and on-demand technical, markets-related, product management and professional skills development to all employees globally to enable employees to develop a broad spectrum of skills and continue their career growth at MarketAxess.

In 2022, MarketAxess completed our second firm-wide employee engagement survey, in which 86% of our employees participated. Based on their responses, our overall employee engagement measured at 81%, which is consistent with the global averages for financial services and mid-size financial and technology companies as reported by Willis Towers Watson.

Employee Health & Wellbeing

Throughout 2022, the COVID-19 pandemic (the “Pandemic”) had less of an impact on how we manage our business than in the prior two years. Most of our employees have transitioned to a hybrid employment model with an emphasis on safety and employee wellbeing. We continue to monitor the impact of the Pandemic on our communities, including the spread of any variants, and we remain confident that we could continue to maintain business continuity and serve our clients if a return to an all-virtual environment becomes necessary to promote employee and public safety.

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

MarketAxess Holdings Inc.

55 Hudson Yards

New York, NY 10001

Attn: Investor Relations

Our Board has standing Audit, Compensation and Talent, Nominating and Corporate Governance, Risk and Finance Committees. Each of these committees has a written charter approved by our Board and our Board has also adopted a set of Corporate Governance Guidelines. Copies of the committee charters and the Corporate Governance Guidelines are also posted on our website.

The SEC maintains an internet website that contains annual, quarterly and current reports, proxy and information statements and other information that issuers (including the Company) file electronically with the SEC. The SEC’s internet website is www.sec.gov.

Item 1A. Risk Factors.

Risk Factors Summary

The following is a summary of the principal risks and uncertainties described in more detail in this annual report:

Risks Related to Global Economic and Market Conditions

•
Global economic, political and market factors beyond our control could reduce demand for our services, and our profitability and business could suffer.
•
Our business and our results of operations and financial condition may be materially adversely impacted by the outbreak of, and global response to, the Pandemic.
•
Our operations, businesses and clients could be materially adversely affected by climate change and we are subject to other ESG risks that could adversely affect our reputation.

Risks Related to Operating in the Electronic Fixed-Income Trading Markets

•
Decreases in trading volumes in the fixed-income markets generally or on our platforms would harm our business and profitability.
•
The industry in which we operate is rapidly evolving. If we are unable to adapt our business effectively to keep pace with industry changes, we may not be able to compete effectively, which could have a material adverse effect on our business, financial condition and results of operations.
•
We face substantial competition that could reduce our market share and harm our financial performance.
•
We are exposed to potential reputational and credibility concerns related to our data products and index business.

Risks Related to our Future Levels of Business, Profitability and Growth

•
Neither the sustainability of our current level of business nor any future growth can be assured. Even if we do experience growth, we cannot assure you that we will grow profitably.
•
We may enter into new fee plans, the impact of which may be difficult to evaluate; past trends in commissions are not necessarily indicative of future commissions.
•
As we enter new markets, we may not be able to successfully attract clients and adapt our technology and marketing strategy for use in those markets.
•
We may face increasing challenges in our growing international operations that we may not be able to meet in the future.

Risks Related to our Customer Concentration

•
We are dependent on our broker-dealer clients, who are not restricted from using their own proprietary or third-party platforms to transact with our institutional investor clients.
•
We could lose significant sources of revenue and trading volume if we lose any of our significant institutional investor clients.

Credit and Operational Risks

•
We are exposed to risks in connection with certain transactions in which we act as a matched principal intermediary.
•
Self-clearing exposes us to significant operational, liquidity, financing and regulatory risks.
•
Economic sanctions levied against states or individuals could expose us to significant operational and regulatory risks.

Technology, IT Systems and Cybersecurity Risks

•
Rapid market or technological changes may render our technology obsolete or decrease the attractiveness of our products and services to our broker-dealer and institutional investor clients.
•
We depend on third-party suppliers for key products and services.
•
Our success depends on maintaining the integrity and capacity of our electronic trading platforms, systems and infrastructure.
•
Systems failures, interruptions, delays in service, catastrophic events and resulting interruptions in the availability of our trading platforms could materially harm our business and reputation.
•
If we experience design defects, errors, failures or delays with our platforms, products or services, including our auto-execution technology and pricing algorithms, our business could suffer serious harm.

•
Malicious cyber-attacks, attempted data security breaches, and other adverse events affecting our operational systems or infrastructure, or those of third parties, could disrupt our businesses, result in the disclosure of confidential information, damage our reputation and cause losses or regulatory penalties.
•
Our actual or perceived failure to comply with privacy, data protection and information security laws, regulations, and obligations could harm our business.

Intellectual Property Risks

•
We may not be able to protect our intellectual property rights or technology effectively, which would allow competitors to duplicate or replicate our electronic trading platforms or any of our other current or future functionalities, products or services. This could adversely affect our ability to compete.
•
Defending against intellectual property infringement or other claims could be expensive and disruptive to our business. If we are found to infringe the proprietary rights of others, we could be required to redesign our technology, pay royalties or enter into license agreements with third parties.

Risks Related to Possible Transactions or Investments

•
If we acquire or invest in other businesses, products or technologies, and are unable to integrate them with our business, our financial performance may be impaired or we may not realize the anticipated financial and strategic goals for any such transactions or any strategic alliances, partnerships or joint ventures, which we may enter into.

Risks Related to Key Personnel and Employees

•
We are dependent on our management team, and the loss of any key member of this team may prevent us from implementing our business plan in a timely manner.
•
Because competition for our employees is intense, we may not be able to attract and retain the highly skilled employees we need to support our business.

Regulatory and Legal Risks

•
We operate in a highly regulated industry and we may face restrictions with respect to the way we conduct certain of our operations.
•
Our business and the trading businesses of many of our clients are subject to increasingly extensive government and other regulation, which may affect our trading volumes and increase our cost of doing business.
•
The growing divergence of the U.K. and European Union legal and regulatory requirements following Brexit could materially adversely impact our business, clients, financial condition, results of operations and prospects.
•
The extensive regulation of our business means we have ongoing exposure to potentially significant costs and penalties.
•
We are subject to the risks of litigation and securities laws liability.

Liquidity and Funding Risks

•
We cannot predict our future capital needs or our ability to obtain additional financing if we need it.
•
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

The global financial services business is, by its nature, risky and volatile and is directly affected by many national and international factors that are beyond our control, including the Pandemic and Russia's invasion of Ukraine (the "Russia-Ukraine War"), each of which created significant volatility in the markets we serve and increased uncertainty and economic disruption. Any one of these factors may cause a substantial decline in the U.S. and/or global financial services markets, resulting in reduced trading volume. These events could have a material adverse effect on our business, financial condition and results of operations. These factors include:

•
economic and political conditions in the United States, Europe and elsewhere;
•
adverse market conditions, including unforeseen market closures or other disruptions in trading;
•
broad trends in business and finance;
•
consolidation or contraction in the number of market participants;
•
the current or anticipated impact of climate change, extreme weather events or natural disasters;
•
the emergence of widespread health emergencies or pandemics, including the Pandemic;

•
actual or threatened acts of war or terrorism or other armed hostilities, including the Russia-Ukraine War, as well as international sanctions levied against countries and other parties;
•
actual or threatened trade war, including between the United States and China, or other governmental action related to tariffs, international trade agreements or trade policies;
•
concerns over, or actual increased levels of, inflation and weakening consumer confidence levels due to a recession (in the United States or globally) or otherwise;
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

Our business and our results of operations and financial condition may be materially adversely impacted by the outbreak of, and global response to, the Pandemic.

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

As a result of the Pandemic, the global economy has been experiencing a period of significant turmoil and we have experienced significant changes in our daily operations. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Factors Affecting our Industry and our Company—Economic, Political and Market Factors.” Due to the uncertainty of the duration, scope and severity of the Pandemic, including the effects of new variants, the uncertainty as to what additional governmental measures may yet be taken in response to the Pandemic and the unpredictable effect on our business, our employees and our clients, we are not able to reasonably estimate the extent of any potential future impact of the Pandemic on our financial condition or results of operations, but the impact could be material. Even after the Pandemic has subsided, our business may continue to be impacted as a result of the Pandemic’s global economic impact. Further, our operating and financial results may be affected in a manner that is not presently known to us or in a manner that we currently do not consider to present significant risks to our operations given the continuously evolving nature of the Pandemic.

Our operations, businesses and clients could be materially adversely affected by climate change and we are subject to other ESG risks that could adversely affect our reputation.

There is increasing concern over the risks of climate change and related environmental sustainability matters. The physical risks of climate change include rising average global temperatures, rising sea levels and an increase in the frequency and severity of extreme weather events and natural disasters, including floods, wildfires, hurricanes and tornadoes. The impact of such events could increase because of the geographical concentration of our operations and personnel in certain areas of the U.S. Any of our primary locations or those of third parties on which we rely may be vulnerable to the adverse physical effects of climate change, which could result in risk of loss incurred as a result of physical damage, power outages, or business interruption caused by such events.

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

The fixed-income securities industry generally, and the electronic financial services markets in which we operate in particular, are highly competitive, and we expect competition to intensify in the future. Within our markets, we compete based on our ability to provide our clients with deep liquidity, a broad network of market participants, a wide range of products and protocols, and comprehensive pre-trade, trade and post-trade functionality, as well as the reliability, security and ease of use of our electronic platforms and solutions, among other factors. We primarily compete with other electronic trading platforms and trading businesses conducted directly between broker-dealers and their institutional investor clients over the telephone, email or instant messaging. Our current and prospective competitors are numerous and include: (1) other multi-party electronic trading platforms; (2) EMS and OMS Providers; (3) securities and futures exchanges; (4) market data and information vendors; (5) technology, software, and information services or other companies that have existing commercial relationships with broker-dealers or institutional investors; and (6) other approved regulatory reporting businesses.

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

Our operations also include the sale of pre- and post-trade services, analytics and market data and index services. There is a high degree of competition among market data and information vendors in solutions for pre- and post-trade data, analytics and reporting, and such businesses may become more competitive in the future as new competitors emerge. Some of these companies are already in or may enter the electronic trading business. Accordingly, some of our competitors may be able to combine use of their electronic trading platforms with complementary access to market data and analytical tools and/or leverage relationships with existing clients to obtain additional business from such clients, which could preempt use of our platforms or solutions. For example, Bloomberg, Refinitiv and Intercontinental Exchange own trading platforms that compete with ours and also have a data and analytics relationships with the vast majority of institutional, wholesale and retail market participants. If we are not able to compete successfully in this area in the future, our revenues could be adversely impacted and, as a result, our business, financial condition and results of operations would be materially adversely affected.

We are exposed to potential reputational and credibility concerns related to our data products and index business.

To the extent that our data or index business, or the Company as a whole, suffers a reputational or credibility loss, it could have a material adverse impact on our business. Real or perceived factors that may affect our reputation or credibility include: the appearance of a conflict of interest; the independence of our index composition; the influence of third parties on our decisions; the performance of companies relative to their index inclusion; the timing and nature of changes to our indexes; disagreement with our methodologies or models, including for calculating indexes as well as our data, information and analysis; and the accuracy and completeness of our data, information and analytics. Damage to our reputation, brand or credibility could have a material adverse impact on our business, operating results and financial condition.

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

Our growth may also be dependent on our ability to diversify our revenue base. We currently derive approximately 40.2% of our revenues from secondary trading in U.S. high-grade corporate bonds. Our long-term business strategy includes expanding our service offerings and increasing our revenues from other fixed-income products and other sources. We cannot assure you that our efforts will be successful or result in increased revenues or continued profitability. In recent years, we have experienced significant growth in trading volumes, revenues and profitability. We cannot assure you that our business will continue to grow at a similar rate, if at all.

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

In addition, under certain of our fee plans, our fees are designated in basis points in yield (and, as a result, are subject to fluctuation depending on the duration of the bond traded) or our fees vary based on trade size or maturity. For example, during 2022, a significant rise in corporate bond yields contributed to a decrease in the duration of the bonds traded on our platforms, which had a negative effect on our average credit variable transaction fee per million. We anticipate that our average fees per million may continue to vary in the future due to changes in yield, years-to-maturity and nominal size of bonds traded on our platforms. Consequently, past trends in commissions are not necessarily indicative of future commissions.

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

We rely on our broker-dealer clients to provide liquidity on our electronic trading platforms by posting prices for bonds in their inventory and responding to institutional investor client inquiries. The contractual obligations of our broker-dealer clients to us are minimal, non-exclusive and terminable by such clients. Our broker-dealer clients buy and sell fixed-income securities through traditional methods, including by telephone, e-mail and instant messaging, and through other electronic trading platforms. Some of our broker-dealer clients have developed electronic trading networks that compete with us or have announced their intention to explore the development of such electronic trading networks, and many of our broker-dealer and institutional investor clients are involved in other ventures, including other electronic trading platforms or other distribution channels, as trading participants and/or as investors. These competing trading platforms may offer some features that we do not currently offer. Accordingly, there can be no assurance that such broker-dealers’ primary commitments will not be to one of our competitors.

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

In connection with our Open Trading protocols, we execute certain bond transactions between and among institutional investor and broker-dealer clients on a matched principal basis by serving as counterparty to both the buyer and the seller in trades which are then settled by us or through a third-party clearing broker. Settlement typically occurs within one to two trading days after the trade date. Cash settlement of the transaction occurs upon receipt or delivery of the underlying instrument that was traded.

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

Economic sanctions levied against states or individuals could expose us to significant operational and regulatory risks.

In February 2022, following the onset of the Russia-Ukraine War, the U.S., the U.K., and the European Union, among others, adopted sanctions that, in various ways, prohibited transactions with numerous Russian entities, including major Russian banks, and individuals; limited transactions in Russian sovereign debt; and constrained investment, trade and financing to, from or in certain regions of Ukraine. We did not incur any material losses on trades that were unsettled at the time sanctions were imposed and our business has not otherwise been materially affected by the recent sanctions. To the extent the sanctions are further expanded or the ongoing war, sanctions, or geopolitical tensions have further adverse effects on the global economy or the participants on our platforms, our financial position and results of operations may be adversely affected.

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

We rely on a number of third parties to supply elements of our trading, information and other systems, as well as computers and other equipment, and related support and maintenance. We cannot assure you that any of these providers will be willing and/or able to continue to provide these services in an efficient, cost-effective manner, if at all, or that they will be able to adequately expand their services to meet our needs. If we are unable to make alternative arrangements for the supply of critical products or services in the event of a malfunction of a product or an interruption in or the cessation of service by an existing service provider, our business, financial condition and results of operations could be materially adversely affected.

In particular, we depend on third-party vendors for our bond reference databases, the clearing and settlement of certain of our Open Trading transactions and to provide the technology underpinning key portions of our MarketAxess Rates platform. We obtain essential reference data and information services from external sources, including data received from certain competitors, clients, self-regulatory organizations, rating agencies and other third-party data providers. Our reference data sources and information providers could increase the price for or withdraw their data or information services for a variety of reasons. Further, as has occurred in the past, our competitors could revise the current terms on which they provide us with data or information services or could cease providing us with data or information services altogether for a variety of reasons, including competition. Disruptions in the services provided by those third-parties to us, including as a result of their inability or unwillingness to continue to license products or provide technology services that are critical to the success of our business, could have a material adverse effect on our business, financial condition and results of operations.

We also rely, and expect in the future to continue to rely, on third parties for various computer and communications systems and services, such as telephone companies, online service providers, data processors, cloud computing and data centers, software and hardware vendors. Any interruption in these or other third-party services or deterioration in their performance could impair the quality of our service. We cannot be certain of the financial viability of all of the third parties on which we rely.

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

Our platforms, products and services, including our auto-execution technology and pricing algorithms, may and have, from time to time, contained design defects and errors when first introduced or when new updates or enhancements are released. In our development of new protocols, platform features and updates and enhancements to our existing platforms, products and services, including our auto-execution technology and pricing algorithms, we may make a design error that causes the platform, protocol or feature to operate incorrectly or less effectively. Many of our protocols also rely on data and services provided by third-party providers over which we have limited or no control and may be provided to us with defects, errors or failures. Our clients may also use our platforms, products or services together with their own software, data or products from other companies. As a result, when problems occur, it might be difficult to identify their source.

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

Malicious cyber-attacks, attempted data security breaches, and other adverse events affecting our operational systems or infrastructure, or those of third parties, could disrupt our businesses, result in the disclosure of confidential information, damage our reputation and cause losses or regulatory penalties.

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

Despite the defensive measures we have taken, we have been, and will continue to be, subject to attacks and attempted data security breaches, which may come from external factors such as governments, organized crime, hackers, and other third parties such as infrastructure-support providers and application developers, or may originate internally from an employee or service provider to whom we have granted access to our computer systems. If our security measures are breached as a result of third-party action, employee error, malfeasance or otherwise, and, as a result, someone obtains unauthorized access to trading or other confidential or personal information, our reputation could be damaged, our business would suffer and we could incur material liability. Any such breach could compromise our networks and the information stored there could be accessed, publicly disclosed, lost or stolen. Because techniques used to obtain unauthorized access or to sabotage computer systems change frequently and generally are not recognized until launched against a target, we may be unable to anticipate these techniques or to implement adequate preventive measures.

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

We may also enter into strategic alliances, partnerships or joint ventures as a means to accelerate our entry into new markets, provide new solutions or enhance our existing capabilities. For example, in 2022, we made a significant minority investment in RFQ-hub, a bilateral multi-asset and multi-dealer request for quote platform. Entering into strategic alliances, partnerships and joint ventures entails risks, including: (i) difficulties in developing or expanding the business of newly formed alliances, partnerships and joint ventures; (ii) exercising influence over the activities of joint ventures in which we do not have a controlling interest; (iii) potential conflicts with or among our partners; (iv) the possibility that our partners could take action without our approval or prevent us from taking action; and (v) the possibility that our partners become bankrupt or otherwise lack the financial resources to meet their obligations.

Risks Related to Key Personnel and Employees

We are dependent on our management team, and the loss of any key member of this team may prevent us from implementing our business plan in a timely manner.

Our success depends largely upon the continued services of our executive officers and other key personnel, including Richard M. McVey and Christopher Concannon. In January 2023, we announced that Mr. McVey, currently Chief Executive Officer and Chairman of our Board of Directors, would become Executive Chairman, and Mr. Concannon, currently President and Chief Operating Officer and a member of our Board of Directors, would become Chief Executive Officer and remain on the Board, each effective April 2023. The terms of Messrs. McVey’s and Concannon's employment agreements with us do not require them to continue to work for us and allow them to terminate their respective employment at any time, subject to certain notice requirements and forfeiture of non-vested equity compensation awards. We do not maintain “key person” life insurance on any of our executive officers and other key personnel. Although we have invested in succession plans and we have short-term contingency plans in place, any loss or interruption of Mr. McVey’s or Mr. Concanon's services or that of one or more of our other executive officers or key personnel for any reason, as well as any negative market or industry perception arising from such loss or interruption, could result in our inability to manage our operations effectively and/or pursue our business strategy.

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

Our business is subject to increasingly extensive governmental and other regulations. These regulations are designed to protect public interests generally rather than the interests of our stockholders. The SEC, FINRA and other agencies extensively regulate the United States financial services industry, including most of our operations in the United States. Much of our international operations are subject to similar regulations in their respective jurisdictions, including regulations overseen by the FCA in the U.K., the AFM in the Netherlands, ESMA in the E.U., the Monetary Authority of Singapore, the Investment Industry Regulatory Organization of Canada and provincial regulators in Canada, and the Securities and Exchange Commission and Central Bank in Brazil. In addition, our regulatory reporting business is registered as an ARM and APA with the FCA and ESMA. We also hold several cross-border licenses and permissions with various other regulatory bodies. See Part I, Item 1 “Business – Government Regulation – Non-U.S. Regulation.”

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

Certain of our regulated subsidiaries, including our registered broker-dealer and MTFs, are subject to U.S. or foreign regulations which prohibit repayment of borrowings from us or our affiliates, paying cash dividends, making loans to us or our affiliates or otherwise entering into transactions that result in a significant reduction in regulatory net capital or financial resources, without prior notification to or approval from such subsidiary’s principal regulator.

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

In addition, because our industry is heavily regulated, regulatory approval may be required in order to continue or expand our business activities and we may not be able to obtain the necessary regulatory approvals on a timely or cost-effective basis, or at all. Even if approvals are obtained, they may impose restrictions on our business or we may not be able to continue to comply with the terms of the approvals or applicable regulations. The implementation of unfavorable regulations or unfavorable interpretations of existing regulations by courts or regulatory bodies could require us to incur significant compliance costs or cause the development or continuation of business activities in affected markets to be curtailed or become impractical. For a further description of the regulations which may limit our activities, see Part I, Item 1. “Business—Government Regulation.”

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

We cannot predict whether additional changes to the laws, rules and regulations that govern our business and operations, including changes to their interpretation, implementation or enforcement, will occur in the future or the extent to which any such changes will impact our business and operations, but they may cause us to expend significantly more compliance, business and technology resources, incur additional operational costs and create additional regulatory exposure. For example, the SEC has proposed rules that will expand Regulation ATS and Regulation SCI to alternative trading systems (ATS) that trade government securities and amend the SEC rule regarding the definition of an “exchange” to include Communication Protocol Systems, such as our RFQ protocols. In connection with these proposed rules, we expect that we will have to operate all of our trading protocols in compliance with Regulation ATS. The fixed-income industry is also in the process of complying with Rule 15c2-11 (“Publication or submission of quotations without specified information”) of the Exchange Act, which had not previously been applied to debt securities. In November 2022, the SEC issued a no-action letter that delayed the full implementation of Rule 15c2-11 until 2025. The impact of any of these reform efforts on us and our operations remains uncertain. Further, we and/or our clients could become subject to future legislation and regulatory requirements beyond those currently proposed, adopted or contemplated in the U.S. or abroad. Additionally, unintended consequences of such new laws, rules and regulations may adversely affect our industry, our clients and us in ways yet to be determined. Any such legal and regulatory changes could affect us in substantial and unpredictable ways, and could have a material adverse effect on our business, financial condition and results of operations.

The growing divergence of the U.K. and European Union legal and regulatory requirements following Brexit could materially adversely impact our business, clients, financial condition, results of operations and prospects.

The exit of the U.K. has increased the operational complexity and cost of conducting business in both the E.U. and the U.K., and introduces significant new barriers to cross-border trading, including uncertainties with respect to the legal and regulatory requirements to which we and our clients are subject. Brexit has led to a growing divergence between the U.K. and E.U. financial regulations, which may impact our ability to comply with the extensive government regulation to which we are subject. In addition, the cost and complexity of operating across increasingly divergent regulatory regimes has required us to make changes to the technology underlying our trading platforms and regulatory reporting systems in the U.K. and E.U., which has resulted in new regulatory and operational costs and challenges. We expect the cost and complexity of complying with diverging E.U. and U.K. financial regulations will increase following the implementation of the FSMB in the U.K. see Part I, Item 1. “Business—Government Regulation—Non-U.S. Regulation.” In addition, as a result of Brexit, the E.U. regulatory authorities may enact regulatory changes that may affect our business by creating further market fragmentation.

Although it is not possible at this point in time to predict fully the effects of Brexit, any of the foregoing factors could have a material adverse effect on our business, financial condition and results of operations.

The extensive regulation of our business means we have ongoing exposure to potentially significant costs and penalties.

Our businesses are subject to regulation by governmental and self-regulatory organizations in the jurisdictions in which we operate around the world. Many of these regulators, including U.S. and non-U.S. government agencies and self-regulatory organizations, as well as state securities commissions in the U.S., are empowered to bring enforcement actions and to conduct administrative proceedings and examinations, inspections, and investigations, which may result in costs, penalties, fines, enhanced oversight, additional requirements, restrictions, or limitations, and censure, suspension, or expulsion. Self-regulatory organizations such as FINRA, along with statutory bodies such as the SEC and the FCA, and other international regulators, require strict compliance with their rules and regulations.

Firms in the financial services industry have experienced increased scrutiny in recent years, and penalties, fines and other sanctions sought by regulatory authorities, including the SEC, FINRA, state securities commissions and state attorney generals in the U.S., and the FCA in the U.K. and other international regulators, have increased accordingly. Accordingly, we face the risk of regulatory intervention, investigations and proceedings, any of which could involve extensive scrutiny of our activities and result in significant fines and liability. Any of these developments would require significant time and financial resources and could adversely affect our reputation, financial condition and operating results.

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

We are also required by our credit agreement to maintain a maximum consolidated total net leverage ratio and a minimum regulatory net capital balance for certain subsidiaries. We cannot assure you that we will be able to meet these requirements or satisfy these covenants in the future. A breach of any of these covenants or the inability to comply with the required financial covenants could result in an event of default under the credit agreement. If any such event of default occurs, the lenders under the credit agreement could elect to declare all amounts outstanding and accrued and unpaid interest under the credit agreement to be immediately due and payable, and could foreclose on the assets securing the credit agreement. The lenders would also have the right in these circumstances to terminate any commitments they have to provide further credit extensions. We may incur other indebtedness in the future that may contain financial or other covenants more restrictive than those applicable to the credit agreement.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Our corporate headquarters and principal U.S. office is located at 55 Hudson Yards in New York, New York, where we lease approximately 83,000 square feet under a lease expiring in August 2034. We also collectively lease approximately 39,000 square feet for our other office locations in jurisdictions such as the U.S., United Kingdom, Brazil, the Netherlands, Hong Kong and Singapore under various leases expiring between January 2022 and January 2027.

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

On February 17, 2023, the last reported closing price of our common stock on the NASDAQ Global Select Market was $355.17.

Holders

There were 11 holders of record of our common stock as of February 17, 2023.

Recent Sales of Unregistered Securities

None.

Securities Authorized for Issuance Under Equity Compensation Plans

Please see the section entitled “Equity Compensation Plan Information” in Item 12.

Issuer Purchases of Equity Securities

During the three months ended December 31, 2022, we repurchased the following shares of common stock:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans and Programs
				(In thousands)
October 1, 2022 - October 31, 2022	204	$222.49	—	$100,016
November 1, 2022 - November 30, 2022	613	238.57	—	100,016
December 1, 2022 - December 31, 2022	19,163	283.16	—	100,016
	19,980	$281.17	—

During the three months ended December 31, 2022, we repurchased 19,980 shares of common stock that were surrendered to us to satisfy withholding tax obligations upon the exercise of stock options and vesting of restricted shares and restricted stock units. There were no shares repurchased in connection with our share repurchase program during the three months ended December 31, 2022.

In January 2021, our Board of Directors authorized a new share repurchase program for up to $100.0 million that commenced in April 2021 and was exhausted in January 2022. In January 2022, our Board of Directors authorized a new share repurchase program for up to $150.0 million that commenced in March 2022. Shares repurchased under this program will be held in treasury for future use. As of December 31, 2022, we had $100.0 million of remaining capacity under the program.

STOCK PERFORMANCE GRAPH

The following graph shows a comparison of the cumulative total return for (i) our common stock; (ii) the S&P 500 Index; (iii) the Dow Jones U.S. Financials Index; and (iv) the NASDAQ Composite Index, in each case for the past five years. The Company historically compared the cumulative total return on its common stock with that of the NASDAQ Composite Index, but has selected the Dow Jones U.S. Financials Index for the stock performance graph in this Annual Report on Form 10-K because management believes the performance of the Dow Jones U.S. Financials Index provides a more meaningful comparison with the Company’s performance. The performance graph and related information shall not be deemed “soliciting material” or to be “filed” with the SEC, nor shall such information be incorporated by reference into any future filing under the Securities Act or the Exchange Act, except to the extent that we specifically incorporate it by reference into such filing.

The figures in this graph assume an initial investment of $100 in our common stock and in each index on December 31, 2017, and that all dividends were reinvested. The returns illustrated below are based on historical results during the period indicated and should not be considered indicative of future stockholder returns.

Total Return Performance
300
250
200
150
100
50
0
Index Value
MarketAxess Holdings Inc.
NASDAQ Composite Index
S&P 500 Index
Dow Jones U.S. Financials Index
12/31/17
12/31/18
12/31/19
12/31/20
12/31/21
12/31/22

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

The following discussion includes a comparison of our Financial Results, Cash Flow Comparisons and Liquidity and Capital Resources for the years ended December 31, 2022 and 2021, respectively. A discussion of changes in our Financial Results and Cash Flow Comparisons from the year ended December 31, 2020 to December 31, 2021 may be found in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” of Part II of our Annual Report on Form 10-K for the year ended December 31, 2021.

Executive Overview

MarketAxess operates leading electronic trading platforms delivering greater trading efficiency, a diversified pool of liquidity and significant cost savings to our clients across the global fixed-income markets. Over 2,000 institutional investor and broker-dealer firms use our patented trading technology to efficiently trade U.S. high-grade bonds, U.S. high-yield bonds, emerging market debt, Eurobonds, municipal bonds, U.S. government bonds and other fixed-income securities. Our award-winning Open Trading marketplace is widely regarded as the preferred all-to-all trading solution in the global credit markets, creating a unique liquidity pool for a broad range of credit market participants. Drawing on a diverse set of trading protocols, including request-for-quote, live order books, sessions-based trading and portfolio trading solutions, as well as our deep data and analytical resources, we believe that we connect the most robust network of participants through an advanced full trading lifecycle solution that also includes automated trading solutions, intelligent data and index products and a range of post-trade services.

We operate in a large and rapidly growing market that provides us with a significant opportunity for future growth. Many of our largest current product areas, and areas of future growth, have relatively low levels of trading electronification, which further increases the size of our addressable market. Our platforms’ innovative technology solutions are designed to capitalize on this addressable market by increasing the number of potential trading counterparties and providing our clients with a menu of solutions to address the full lifecycle of fixed-income trading. We offer Open Trading and automated trading solutions for most of our products. We believe that Open Trading drives meaningful price improvement for our clients and reduces risk in fixed-income markets by creating a global, diversified pool of liquidity whereby our institutional investor clients, dealer clients and alternative liquidity providers can all interact on an anonymous basis. Institutional investors can also send trading inquiries directly to their traditional broker-dealer counterparties through a disclosed RFQ, while simultaneously accessing additional counterparties through our anonymous Open Trading solutions.

We also provide a number of integrated and actionable data offerings, including Composite+ and Axess All, to assist clients with real-time pricing and trading decisions and transaction cost analysis. We have a range of post-trade services, including straight-through processing, trade matching, trade publication, regulatory transaction reporting and market and reference data across fixed-income and other products.

We derive revenue from commissions for trades executed on our platforms, information services, post-trade services and other revenues. Our expenses consist of employee compensation and benefits, depreciation and amortization, technology and communication expenses, professional and consulting fees, occupancy, marketing and advertising, clearing costs and general and administrative expenses.

Our objective is to provide the leading global electronic trading platforms for fixed-income securities, connecting broker-dealers and institutional investors more easily and efficiently, while offering a broad array of trading information and technology services to market participants across the trading cycle. The key elements of our strategy are discussed in Part I, Item 1. “Business – Our Strategy.”

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

We experienced improving operating conditions in the year ended December 31, 2022 as compared to 2021 with credit spreads widening, increased volatility and higher U.S. high-grade market volumes. In the year ended December 31, 2022, market volumes in U.S. high-grade corporate bonds as reported by TRACE increased 8.4% compared to the year ended December 31, 2021. Although our trading volumes increased during the year ended December 31, 2022 due mainly to increases in our estimated market share in several of our product areas, a significant rise in corporate bond yields during the year ended December 31, 2022 contributed to a decrease in the duration of the bonds traded on our platforms, which had a negative effect on our average variable transaction fee per million, principally in U.S. high-grade.

In February 2022, following the onset of the Russia-Ukraine War, the U.S., the U.K., and the European Union, among others, adopted sanctions that, in various ways, prohibited transactions with numerous Russian entities, including major Russian banks, and individuals; limited transactions in Russian sovereign debt; and constrained investment, trade and financing to, from or in certain regions of Ukraine. We did not incur any material losses on trades that were unsettled at the time sanctions were imposed and our business has not otherwise been materially affected by the recent sanctions. To the extent the sanctions are further expanded or the ongoing war, sanctions, or geopolitical tensions have further adverse effects on the global economy or the participants on our platforms, our financial position and results of operations may be adversely affected.

Throughout 2022, the Pandemic had less of an impact on how we managed our business than in the prior two years. Most of our employees have transitioned to a hybrid employment model with an emphasis on safety and employee wellbeing. We continue to monitor the impact of the Pandemic on our communities, including the spread of any variants, and we remain confident that we could continue to maintain business continuity and serve our clients if a return to an all-virtual environment becomes necessary to promote employee and public safety.

There has been increased demand for green bonds and other securities linked to environmental, social and governance factors in the fixed-income markets in which we operate. Based on the interest we are receiving from investors, we expect such increased demand to continue.

Because the majority of our assets are short-term in nature, they are not significantly affected by inflation. However, the rate of inflation may affect our expenses, such as employee compensation, technology and communications expenses, which may not be readily recoverable in the prices of our services. To the extent inflation continues to result in rising interest rates or has other adverse effects on the securities markets or the economy, it may adversely affect our financial position and results of operations.

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

For further description of the regulations which govern our business, see Part I, Item 1. “Business—Government Regulation.”

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

As the overall share of electronic trading grows in global credit products, we are experiencing continued demand for, and growth in, our automated trading solutions. Trading volumes in Auto-X RFQ, one of our automated trading protocols, rose to $220.2 billion in 2022, up 31.7% from $167.2 billion in 2021. In addition, the use of dealer algorithms is continuing to grow on our platforms, with approximately 23.7 million dealer algorithmic responses on our platforms in 2022, up 29.2% from the prior year.

We experience cyber-attacks and attempted data security breaches, however, MarketAxess has not experienced any material information security breaches over the past three years. Cybersecurity incidents could impact revenue and operating income and increase costs. We therefore continue to make investments in our cybersecurity infrastructure and training of employees, which may result in increased costs, to strengthen our cybersecurity measures.

See also Part I, Item 1A. - “Risk Factors, Technology, IT Systems and Cybersecurity Risks.”

Trends in Our Business

The majority of our revenue is derived from commissions for transactions executed on our platforms between and among our institutional investor and broker-dealer clients and monthly distribution fees. We believe that the following are the key variables that impact the notional value of such transactions on our platforms and the amount of commissions and distribution fees earned by us:

•
the number of participants on our platforms and their willingness to use our platforms instead of competitors' platforms or other execution methods;
•
the frequency and competitiveness of the price responses by participants on our platforms;
•
the number of markets that are available for our clients to trade on our platforms;
•
the overall level of activity in these markets;
•
the duration of the bonds trading on our platforms; and
•
the particular fee plan under which we earn commissions and distribution fees.

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

As further described under “— Critical Factors Affecting our Industry and our Company — Economic, Political and Market Factors”, our trading volumes increased and our average variable transaction fee per million decreased in 2022.

Components of Our Results of Operations

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

Technology and Communications. Technology and communications expense consists primarily of costs relating to maintenance on software and hardware, our internal network connections, data center hosting costs, data feeds provided by outside vendors and U.S. government bonds technology platform licensing fees. The majority of our broker-dealer clients have dedicated high-speed communication lines to our network in order to provide fast data transfer. We charge our broker-dealer clients a monthly fee for these connections, which is recovered against the relevant expenses we incur.

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

General and Administrative. General and administrative expense consists primarily of general travel and entertainment, board of directors’ expenses, charitable contributions, provision for doubtful accounts, various state franchise and U.K. value-added taxes and other miscellaneous expenses.

Expenses may continue to grow in the future, notably in employee compensation and benefits as we increase headcount to support investment in new products, operational support and geographic expansion, depreciation and amortization due to increased investment in new products and enhancements to our trading platforms, and technology and communication costs. Expenses may also grow due to acquisitions or the continued effects of inflation.

Other Income (Expense)

Interest Income. Interest income consists of interest income earned on our cash and cash equivalents, restricted cash, deposits and investments.

Interest Expense. Interest expense consists of financing charges incurred on short-term borrowings.

Equity in Earnings of Unconsolidated Affiliate. Equity in earnings of unconsolidated affiliate represents the proportionate share of our equity method investee's net income.

Other, Net. Other, net consists of realized and unrealized gains and losses on trading security investments and foreign currency forward contracts, foreign currency transaction gains or losses, investment advisory fees, credit facility administrative fees, gains or losses on revaluations of contingent consideration payable and other miscellaneous revenues and expenses.

Critical Accounting Estimates

This Management’s Discussion and Analysis of Financial Condition and Results of Operations discusses our Consolidated Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the reported amounts of income and expenses during the reporting periods. We base our estimates and judgments on historical experience and on various other factors that we believe are reasonable under the circumstances. Actual results may differ from these estimates under varying assumptions or conditions. Critical accounting estimates for us include stock-based compensation and contingent consideration payable.

Stock-based compensation

We maintain the MarketAxess Holdings Inc. 2020 Equity Incentive Plan (the “2020 Plan”) which provides for the grant of stock options, stock appreciation rights, restricted stock, performance shares, performance units, restricted stock units, performance stock units, or other stock-based awards as incentives to encourage employees, consultants and non-employee directors to participate in our long-term success. We make critical accounting estimates related to performance shares and performance stock units granted under the 2020 Plan.

In 2020, annual performance share awards (“PSAs”), and in 2021 and 2022, performance stock units (together with the PSAs, “performance equity awards”) were granted to the executive officers and certain senior managers. Each performance equity award is earned or forfeited based on our level of achievement of certain predetermined metrics, including pre-tax adjusted operating margin and market share for the 2020 and 2021 awards, and pre-tax adjusted operating margin, U.S. credit market share, and revenue growth excluding U.S. credit for the 2022 awards. The vested share pay-out ranges from zero to 150% for the awards granted in 2020, and zero to 200%, for the awards granted in 2021 and 2022, of the performance equity award target. The number of performance equity awards that vest, if any, will be determined by the level of achievement of the performance metrics during the three-year performance periods, as certified by the Board following the conclusion of the performance period. In addition, participants must provide continued service through the vesting date (subject, to death, disability and, in the case of the awards granted in 2021 and 2022, qualified retirement exceptions). Compensation expense for performance equity awards is measured using the fair value of our stock at the grant date and estimates of future performance and actual share payouts. Each period, we make estimates of the current expected share payouts and adjust the life-to-date compensation expense recognized since the grant date. As of December 31, 2022, a 10% change in the expected final share payouts would increase or decrease the life-to-date compensation expense by $1.6 million. The estimated final share payouts for the 2020 and 2021 awards as of December 31, 2022 decreased 2.9% compared to December 31, 2021.

Contingent consideration payable

In connection with our acquisitions of MuniBrokers and Regulatory Reporting Hub, we recognized contingent consideration payables with payment dates ranging from 18-24 months from the acquisition dates. These contingent consideration payables are classified as Level 3 liabilities in the fair value hierarchy and are valued using unobservable inputs and estimates of various factors, including client retention rates, electronic order flow levels, future license fees we earn and discount rates. Changes in these estimates or the final figures on the payment dates could have an impact on the contingent consideration payable liabilities we record on our balance sheet. As of December 31, 2022, a 10% change in the projected annual subscription and license fees would not have a material impact on the expected contingent consideration payable. As of December 31, 2022, the remaining outstanding contingent consideration payable was $12.3 million. Refer to Note 4 to the Consolidated Financial Statements for more information related to the changes in contingent consideration payable during the year ended December 31, 2022.

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

Results of Operations

Year Ended December 31, 2022 Compared to Year Ended December 31, 2021

The following table summarizes our financial results for the years ended December 31, 2022 and 2021.

	Year Ended December 31,
	2022	2021	$ Change	% Change
	($ in thousands, except per share amounts)
Revenues	$718,300	$698,951	$19,349	2.8%
Expenses	391,424	361,716	29,708	8.2
Operating income	326,876	337,235	(10,359)	(3.1)
Other income (expense)	11,412	(3,312)	14,724	NM
Income before income taxes	338,288	333,923	4,365	1.3
Provision for income taxes	88,064	76,035	12,029	15.8
Net income	$250,224	$257,888	$(7,664)	(3.0)%

Net income per common share - Diluted	$6.65	$6.77	$(0.12)	(1.8)%
NM - not meaningful

Changes in average foreign currency exchange rates compared to the U.S. dollar had the effect of decreasing revenues and expenses by $11.6 million and $10.5 million, respectively, for the year ended December 31, 2022.

Revenues

Our revenues for the years ended December 31, 2022 and 2021, and the resulting dollar and percentage changes, were as follows:

	Year Ended December 31,
	2022		2021
	($ in thousands)
	$	% of Revenues	$	% of Revenues	$ Change	% Change
Commissions	$641,183	89.3%	$621,008	88.8%	$20,175	3.2%
Information services	39,314	5.5	38,175	5.5	1,139	3.0
Post-trade services	36,877	5.1	38,922	5.6	(2,045)	(5.3)
Other	926	0.1	846	0.1	80	9.5
Total revenues	$718,300	100.0%	$698,951	100.0%	$19,349	2.8%

Commissions

Our commission revenues for the years ended December 31, 2022 and 2021, and the resulting dollar and percentage changes, were as follows:

	Year Ended December 31,
	2022	2021	$ Change	% Change
	($ in thousands)
Variable transaction fees
Credit	$491,680	$485,005	$6,675	1.4%
Rates	22,341	16,572	5,769	34.8
Total variable transaction fees	514,021	501,577	12,444	2.5

Fixed distribution fees
Credit	126,915	119,178	7,737	6.5
Rates	247	253	(6)	(2.4)
Total fixed distribution fees	127,162	119,431	7,731	6.5
Total commissions	$641,183	$621,008	$20,175	3.2%

Credit variable transaction fees increased $6.7 million driven by a 12.2% increase in trading volume, partially offset by a 9.6% decrease in total credit average variable transaction fee per million. Open Trading credit volume totaled $939.6 billion during the year ended December 31, 2022, up 11.5%, and Open Trading credit variable transaction fees represented 33.7% and 31.8% of total variable transaction fees for the year ended December 31, 2022 and 2021, respectively. The 34.8% increase in variable transaction fees for rates was mainly attributable to higher U.S. Treasury trading volume.

Credit fixed distribution fees increased $7.7 million mainly due to the migration of certain dealers from all-variable fee plans to plans that incorporate a monthly distribution fee, certain dealers moving to plans with higher fixed distribution fees and an increase in unused monthly minimum commitment fees.

Our trading volumes for the years ended December 31, 2022 and 2021 were as follows:

	Year Ended December 31,
	2022	2021	$ Change	% Change
	($ in millions)
Trading volume data
Credit
High-grade	$1,364,530	$1,243,180	$121,350	9.8%
High-yield	424,812	371,116	53,696	14.5
Emerging markets	693,560	649,455	44,105	6.8
Eurobonds	362,713	334,899	27,814	8.3
Other credit	99,225	26,134	73,091	279.7
Total credit	2,944,840	2,624,784	320,056	12.2

Rates
U.S. Government Bonds	5,347,607	4,074,451	1,273,156	31.2
Agency and other government bonds	96,782	70,513	26,269	37.3
Total rates	5,444,389	4,144,964	1,299,425	31.3

Total trading volume	$8,389,229	$6,769,748	$1,619,481	23.9

Number of U.S. Trading Days	249	250
Number of U.K. Trading Days	250	253

For volume reporting purposes, transactions in foreign currencies are converted to U.S. dollars at average monthly rates. The 9.8% increase in our U.S. high-grade volume was principally due to an increase in overall market volume. Estimated U.S. high-grade TRACE volume increased by 8.4% to $6.4 trillion for the year ended December 31, 2022 from $5.9 trillion for the year ended December 31, 2021. Our estimated market share of total U.S. high-grade corporate bond volume increased to 21.3% for the year ended December 31, 2022 from 21.0% for the year ended December 31, 2021.

High-yield, emerging markets, and Eurobond volumes increased by 14.5%, 6.8%, and 8.3%, respectively, due to increases in our estimated market share which more than offset declines in estimated market volumes. Other credit volumes increased 279.7%, driven by higher municipal bonds volume, which reflects the inclusion of MuniBrokers variable subscription related trading volume in 2022. Rates trading volume increased 31.3% primarily due to increased U.S. government bonds dealer-to-dealer estimated average daily trading volume and higher estimated market share.

Our average variable transaction fee per million for the years ended December 31, 2022 and 2021 was as follows:

	Year Ended December 31,
	2022	2021	$ Change	% Change
Average variable transaction fee per million
Credit	$166.96	$184.78	$(17.8)	(9.6)%
Rates	4.10	4.00	0.1	2.5

Credit average variable transaction fee per million decreased 9.6% to $166.96 per million for the year ended December 31, 2022 mainly due to a decrease in the duration of U.S. high-grade bonds traded on our platforms and dealer migration to fixed distribution fee plans that provide for lower transaction fees.

Information Services. Information services revenue increased $1.1 million for the year ended December 31, 2022 mainly due to net new data contract revenue of $3.4 million, partially offset by the negative impact of foreign currency fluctuations of $2.3 million.

Post-Trade Services. Post-trade services revenue decreased $2.0 million for the year ended December 31, 2022 principally due to the negative impact of foreign currency fluctuations of $4.2 million and planned customer attrition in connection with the Regulatory Reporting Hub integration, partially offset by net new contract revenue of $2.2 million.

Expenses

The following table summarizes our expenses for the years ended December 31, 2022 and 2021.

	Year Ended December 31,
	2022	2021	$ Change	% Change
	($ in thousands)
Expenses
Employee compensation and benefits	$182,104	$170,916	$11,188	6.5%
Depreciation and amortization	61,446	53,447	7,999	15.0
Technology and communications	52,964	42,474	10,490	24.7
Professional and consulting fees	33,949	41,925	(7,976)	(19.0)
Occupancy	14,121	13,320	801	6.0
Marketing and advertising	9,977	9,059	918	10.1
Clearing costs	17,663	16,074	1,589	9.9
General and administrative	19,200	14,501	4,699	32.4
Total expenses	$391,424	$361,716	$29,708	8.2%

Employee compensation and benefits increased by $11.2 million primarily due increases in salaries, taxes and benefits on higher employee headcount of $8.7 million and stock-based compensation of $2.0 million.

Depreciation and amortization increased by $8.0 million primarily due to higher amortization of software development costs of $6.7 million and higher amortization of acquired intangibles of $2.7 million, partially offset by lower depreciation of software licenses of $1.5 million. For the years ended December 31, 2022 and 2021, $13.1 million and $17.5 million, respectively, of equipment purchases and leasehold improvements and $38.7 million and $33.1 million, respectively, of software development costs were capitalized.

Technology and communications expenses increased by $10.5 million primarily due to higher software subscription costs of $8.2 million and higher cloud hosting costs of $2.1 million.

Professional and consulting fees decreased by $8.0 million primarily due to lower acquisition-related integration consulting fees of $3.5 million, lower recruiting fees of $1.9 million, lower other consulting fees of $1.4 million and lower consulting costs related to our self-clearing operations of $1.2 million.

General and administrative expenses increased by $4.7 million primarily due to higher litigation reserves of $2.0 million, higher travel and entertainment costs of $1.5 million and higher regulatory fees of $1.0 million.

Other Income (Expense)

Our other income (expense) for the years ended December 31, 2022 and 2021, and the resulting dollar and percentage changes, were as follows:

	Year Ended December 31,
	2022	2021	$ Change	% Change
	($ in thousands)
Interest income	$5,040	$401	$4,639	NM
Interest expense	(700)	(842)	142	(16.9)%
Equity in earnings of unconsolidated affiliate	1,126	—	1,126	NM
Other, net	5,946	(2,871)	8,817	NM
Total other income (expense)	$11,412	$(3,312)	$14,724	NM
NM - not meaningful

Interest income increased by $4.6 million primarily due to higher interest rates.

Equity in earnings of unconsolidated affiliate represents the proportionate share of net income of our equity method investee.

Other, net increased by $8.8 million principally due to higher foreign exchange gains of $9.1 million and higher income due to revaluations of contingent consideration payable of $0.6 million offset by losses of $0.9 million on foreign exchange forward contracts.

Provision for Income Taxes.

The provision for income taxes and effective tax rate for the years ended December 31, 2022 and 2021 were as follows:

	Year Ended December 31,
	2022	2021	$ Change	% Change
	($ in thousands)
Provision for income taxes	$88,064	$76,035	$12,029	15.8%

Effective tax rate	26.0%	22.8%

The provision for income taxes reflected $0.5 million and $11.7 million of excess tax benefits related to share-based compensation awards that vested or were exercised during the years ended December 31, 2022 and 2021, respectively. For the year ended December 31, 2022, the provision for income taxes included $3.2 million of expense related to a settlement with New York State to resolve the 2010 to 2014 audits. We recorded a provision for unrecognized tax benefits of $0.2 million and a benefit from unrecognized tax benefits of $1.2 million for the years ended December 31, 2022 and 2021, respectively. Our consolidated effective tax rate can vary from period to period depending on the geographic mix of our earnings, changes in tax legislation and tax rates and the amount and timing of excess tax benefits related to share-based payments, among other factors.

Liquidity and Capital Resources

During the year ended December 31, 2022, we have met our funding requirements through cash on hand, internally generated funds and short-term borrowings. Cash and cash equivalents and investments totaled $514.5 million as of December 31, 2022. Our investments generally consist of U.S. Treasury securities. We limit the amounts that can be invested in any single issuer and invest in short- to intermediate-term instruments whose fair values are less sensitive to interest rate changes.

In October 2021, we entered into a new three-year revolving credit facility (the “2021 Credit Agreement”) provided by a syndicate of lenders and JPMorgan Chase Bank, N.A., as administrative agent, that provides aggregate commitments totaling $500.0 million, consisting of a revolving credit facility and a $5.0 million letter of credit sub-limit for standby letters of credit. The 2021 Credit Agreement replaced the 2020 Credit Agreement and will mature on October 15, 2024, with our option to request up to two additional 364-day extensions at the discretion of each lender and subject to customary conditions. As of December 31, 2022, we had no borrowings or letters of credit outstanding and $500.0 million in available borrowing capacity under the 2021 Credit Agreement. The 2021 Credit Agreement requires that we satisfy certain covenants, which include a leverage ratio. We were in compliance with all applicable covenants at December 31, 2022. See Note 13 to the Consolidated Financial Statements for a discussion of the 2021 Credit Agreement.

In connection with its self-clearing operations, our U.S. broker-dealer subsidiary entered into an agreement (the “Collateralized Agreement”) with its settlement bank to provide loans up to an aggregate of $200.0 million on an uncommitted basis. Borrowings under the Collateralized Agreement are collateralized by securities pledged by the U.S. broker-dealer subsidiary to the settlement bank, subject to applicable haircuts and concentration limits. As of December 31, 2022, the U.S. broker-dealer subsidiary had no borrowings outstanding and $200.0 million in available borrowing capacity under the Collateralized Agreement. See Note 13 to the Consolidated Financial Statements for a discussion of the Collateralized Agreement.

Under arrangements with their settlement banks, certain of our U.S. and U.K. operating subsidiaries may receive overnight financing in the form of bank overdrafts. As of December 31, 2022, we had no overdrafts payable outstanding.

As a result of our self-clearing and settlement activities, we are required to finance certain transactions, maintain deposits with various clearing organizations and clearing broker-dealers and maintain a special reserve bank account for the benefit of customers pursuant to Rule 15c3-3 of the Exchange Act. As of December 31, 2022, the aggregate amount of the positions financed, deposits and customer reserve balances associated with our self-clearing and settlement activities was $221.7 million. These requirements can fluctuate based on trading activity, market volatility or other factors which may impact our liquidity or require us to use our capital resources.

Cash Flows for the Year Ended December 31, 2022 Compared to the Year Ended December 31, 2021

Our cash flows were as follows:

	Year Ended December 31,
			$	%
	2022	2021	Change	Change
	($ in thousands)
Net cash provided by operating activities	$289,231	$282,091	$7,140	2.5%
Net cash (used in) investing activities	(86,272)	(67,694)	(18,578)	27.4
Net cash (used in) financing activities	(242,378)	(189,775)	(52,603)	27.7
Effect of exchange rate changes on cash and cash equivalents	(13,484)	(7,105)	(6,379)	89.8
Net (decrease) increase for the period	$(52,903)	$17,517	$(70,420)	NM
NM - not meaningful

The $7.1 million increase in net cash provided by operating activities was primarily due to a decrease in the change in net receivables from broker-dealers, clearing organizations and customers associated with our clearing activities of $87.9 million and higher stock-based compensation expense of $2.6 million, offset by higher net purchases of trading investments of $44.0 million, an increase in the change in accounts receivable of $30.7 million, lower net income of $7.7 million and lower amortization of operating lease right-of-use assets of $1.1 million.

The $18.6 million increase in net cash used in investing activities was primarily attributable to an increase in cash used for an equity method investment of $34.4 million and an increase in capital expenditures of $1.3 million, offset by lower cash used for acquisitions of $17.1 million.

The $52.6 million increase in net cash used in financing activities was principally due to $26.2 million in payments of contingent consideration related to acquisitions, an increase in repurchases of our common stock of $24.4 million, an increase in cash dividends paid on common stock of $6.2 million and a decrease in exercises of stock options of $6.4 million, offset by a decrease in withholding tax payments on restricted stock vesting and stock option exercises of $10.5 million.

The $6.4 million change in the effect of exchange rate changes on cash and cash equivalents was driven by a higher cumulative translation adjustment due to the strengthening U.S. dollar.

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

One of our U.S. subsidiaries is registered as a broker-dealer and therefore is subject to the applicable rules and regulations of the SEC and FINRA. These rules contain minimum net capital requirements, as defined in the applicable regulations. Certain of our foreign subsidiaries are regulated by the FCA in the U.K. or other foreign regulators and must maintain financial resources, as defined in the applicable regulations, in excess of the applicable financial resources requirement. As of December 31, 2022, each of our subsidiaries that are subject to these regulations had net capital or financial resources in excess of their minimum requirements. As of December 31, 2022, our subsidiaries maintained aggregate net capital and financial resources that were $518.2 million in excess of the required levels of $27.1 million.

Each of our U.S. and foreign regulated subsidiaries are subject to local regulations which generally limit, or require the prior notification to or approval from such regulated entity’s principal regular before, the repayment of borrowings from our affiliates, paying cash dividends, making loans to our affiliates or otherwise entering into transactions that result in a significant reduction in regulatory net capital or financial resources. As of December 31, 2022, the amount of unrestricted cash held by our non-U.S. subsidiaries was $203.1 million.

We execute bond transactions between our institutional investor and broker-dealer clients on a matched principal basis by serving as counterparty to both the buyer and the seller in trades. Our U.S. broker-dealer subsidiary operates under a self-clearing model for the settlement of such transactions. Our subsidiaries also settle their transactions through third-party clearing brokers or settlement agents. Settlement typically occurs within one to two trading days after the trade date. Cash settlement of the transaction occurs upon receipt or delivery of the underlying instrument that was traded. Under both the self-clearing and the third-party clearing models, we may be exposed to credit risk in the event a counterparty does not fulfill its obligation to complete a transaction or if there is an error in executing a matched principal transaction. Pursuant to the terms of the securities clearing agreements, each third-party clearing broker has the right to charge us for any losses they suffer resulting from a counterparty’s failure on any of our trades. We did not record any liabilities or losses with regard to counterparty failures for the years ended December 31, 2022 and 2021. Substantially all of our open securities failed-to-deliver and securities failed-to-receive transactions as of December 31, 2022 have subsequently settled at the contractual amounts.

In the normal course of business, we enter into contracts that contain a variety of representations, warranties and indemnification provisions. Our maximum exposure from any claims under these arrangements is unknown, as this would involve claims that have not yet occurred.

We have operating leases for corporate offices with initial lease terms ranging from one year to 15 years. We have total future contractual rent payments on these leases of $112.7 million, with $11.0 million due within the next 12 months and $101.7 million due beyond 12 months.

We enter into one-month foreign currency forward contracts to economically hedge our exposure to variability in certain foreign currency transaction gains and losses. As of December 31, 2022, the notional value of our foreign currency forward contract outstanding was $62.2 million and the fair value of the liability was $1.7 million.

On April 9, 2021, we acquired MuniBrokers. The purchase price consisted of $17.1 million in cash paid at closing and up to $25.0 million in contingent consideration payable in cash within approximately two years of the closing. In May 2022, we made a payment of $8.3 million to settle the first earn-out period consideration. As of December 31, 2022, the remaining outstanding contingent consideration payable was $12.3 million.

In January 2021, our Board authorized a new share repurchase program for up to $100.0 million that commenced in April 2021 and was exhausted in January 2022. In January 2022, our Board authorized a new share repurchase program for up to $150.0 million that commenced in March 2022. Shares repurchased under the program will be held in treasury for future use. As of December 31, 2022, we had $100.0 million of remaining capacity under the program.

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

The table set forth below presents a reconciliation of our net income to EBITDA and net income margin to EBITDA margin, as defined, for the years ended December 31, 2022 and 2021:

	Year Ended December 31,
	2022	2021
	(In thousands)
Net income	$250,224	$257,888
Add back:
Interest expense	700	842
Provision for income taxes	88,064	76,035
Depreciation and amortization	61,446	53,447
EBITDA	$400,434	$388,212

Net income margin[1]	34.8%	36.9%
Add back:
Interest expense	0.1	0.1
Provision for income taxes	12.3	10.9
Depreciation and amortization	8.6	7.6
EBITDA margin[2]	55.7%	55.5%

[1] Net income margin is derived by dividing net income by total revenues for the applicable period.
2 EBITDA margin is derived by dividing EBITDA by total revenues for the applicable period.

The table set forth below presents a reconciliation of our net cash provided by operating activities to free cash flow, as defined, for the years ended December 31, 2022 and 2021:

	Year Ended December 31,
	2022	2021
	(In thousands)
Net cash provided by operating activities	$289,231	$282,091
Exclude: Net change in trading investments	49,527	5,574
Exclude: Net change in fail-to-deliver/receive from broker-dealers, clearing organizations and customers	(25,994)	59,651
Less: Purchases of furniture, equipment and leasehold improvements	(13,142)	(17,493)
Less: Capitalization of software development costs	(38,730)	(33,123)
Free cash flow	$260,892	$296,700

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

As of December 31, 2022, we had $74.4 million of investments in U.S. Treasuries that were classified as trading securities. Adverse movements, such as a decrease in the value of these securities or a downturn or disruption in the markets for these securities, could result in a substantial loss. A 10% decrease in the market value of our U.S. Treasuries would result in a loss of approximately $7.4 million. In addition, principal gains and losses resulting from these securities could on occasion have a disproportionate effect, positive or negative, on our financial condition and results of operations for any particular reporting period.

See also Part I, Item 1A.– “Risk Factors – Risks Related to Global Economic and Market Conditions – Global economic, political and market factors beyond our control could reduce demand for our services, and our profitability and business could suffer.”

Interest Rate Risk

Interest rate risk represents our exposure to interest rate changes with respect to our cash and cash equivalents, restricted cash and deposits. As of December 31, 2022, our cash and cash equivalents, restricted cash and deposits amounted to $572.7 million. A hypothetical 100 basis point change in interest rates would increase or decrease our interest income by approximately $5.7 million, assuming no change in the amount or composition of our cash and cash equivalents, restricted cash and deposits. In addition, fluctuations in interest rates could result in unrealized gains or losses on our U.S. Treasuries.

We do not maintain an inventory of bonds that are traded on our platform.

Foreign Currency Exchange Rate Risk

We conduct operations in several different countries outside of the U.S., most notably the U.K., and substantial portions of our revenues, expenses, assets and liabilities are generated and denominated in non-U.S. dollar currencies. Since our consolidated financial statements are presented in U.S. dollars, we must translate revenues, income and expenses, as well as assets and liabilities, into U.S. dollars at exchange rates in effect during or at the end of each reporting period. Accordingly, increases or decreases in the value of the U.S. dollar against the other currencies will affect our net operating revenues, operating expenses, operating income and the value of balance sheet items denominated in foreign currencies.

During the year ended December 31, 2022, approximately 14.5% of our revenue and 26.1% of our expenses were denominated in currencies other than the U.S. dollar, most notably the British Pound Sterling. Based on actual results over the past year, a hypothetical 10% increase or decrease in the U.S. dollar against all other currencies would have increased or decreased revenue by approximately $10.5 million and operating expenses by approximately $10.2 million.

Credit Risk

Through certain of our subsidiaries, we execute bond transactions between our institutional investor and broker-dealer clients on a matched principal basis by serving as counterparty to both the buyer and the seller in trades. Our U.S. broker-dealer subsidiary operates a self-clearing model for the settlement of such transactions. Our subsidiaries also settle their transactions through third-party clearing brokers or settlement agents. Settlement typically occurs within one to two trading days after the trade date. Cash settlement of the transaction occurs upon receipt or delivery of the underlying instrument that was traded.

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

Derivative Risk

Our limited derivative risk stems from our activities in the foreign currency forward contract market. We use this market to economically hedge our foreign exchange gains and losses on the Consolidated Statements of Operations that arise from our U.S. dollar versus British Pound Sterling exposure from the activities of our U.K. subsidiaries. As of December 31, 2022, the fair value of the notional amount of our foreign currency forward contract was $60.5 million. We do not hold derivative instruments for purposes other than economically hedging foreign currency risk.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2022. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework (2013).

Based on its assessment and those criteria, management concluded that the Company maintained effective internal control over financial reporting as of December 31, 2022.

The effectiveness of the Company's internal control over financial reporting as of December 31, 2022 has been audited by PricewaterhouseCoopers LLP (PCAOB ID 238), an independent registered public accounting firm, as stated in their report which appears herein.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of MarketAxess Holdings Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated statements of financial condition of MarketAxess Holdings Inc. and its subsidiaries (the “Company”) as of December 31, 2022 and 2021, and the related consolidated statements of operations, of comprehensive income, of changes in stockholders’ equity and of cash flows for each of the three years in the period ended December 31, 2022, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Revenue Recognition - Open Trading Commissions

As described in Note 2 to the consolidated financial statements, the Company executes trades between and among institutional investor and broker-dealer clients on a matched principal basis by serving as counterparty to both the buyer and the seller (“Open Trading”). Open Trading variable transaction fees, which represent commissions for matched principal trades, were $175.4 million for the year ended December 31, 2022. Variable transaction fees are generally calculated as a percentage of the notional dollar volume of bonds traded on the platform and vary based on the type, size, yield, maturity of the bond traded, and individual client incentives. For Open Trading trades, the Company earns its commission through the difference in price between the two trades. As disclosed by management, commissions are determined based on the fee schedule associated with the instrument being traded.

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

February 22, 2023

We have served as the Company’s auditor since 2000.

MARKETAXESS HOLDINGS INC.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	As of
	December 31, 2022	December 31, 2021
	(In thousands, except share and per share amounts)
ASSETS
Cash and cash equivalents	$430,746	$506,735
Cash segregated under federal regulations	50,947	50,159
Investments, at fair value	83,792	36,078
Accounts receivable, net of allowance of $590 and $140 as of December 31, 2022 and 2021, respectively	78,450	63,881
Receivables from broker-dealers, clearing organizations and customers	476,335	408,346
Goodwill	154,789	154,789
Intangible assets, net of accumulated amortization	98,065	116,377
Furniture, equipment, leasehold improvements and capitalized software, net of accumulated depreciation and amortization	100,256	96,061
Operating lease right-of-use assets	66,106	70,960
Prepaid expenses and other assets	68,289	27,066
Total assets	$1,607,775	$1,530,452

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Accrued employee compensation	$56,302	$59,719
Payables to broker-dealers, clearing organizations and customers	303,993	229,325
Income and other tax liabilities	28,448	40,456
Accounts payable, accrued expenses and other liabilities	55,263	71,218
Operating lease liabilities	82,676	88,425
Total liabilities	526,682	489,143

Commitments and Contingencies (Note 15)

Stockholders' equity
Preferred stock, $0.001 par value, 4,855,000 shares authorized, no shares issued and outstanding as of December 31, 2022 and 2021	—	—
Series A Preferred Stock, $0.001 par value, 110,000 shares authorized, no shares issued and outstanding as of December 31, 2022 and 2021	—	—
Common stock voting, $0.003 par value, 110,000,000 shares authorized, 40,918,660 shares and 40,911,506 shares issued and 37,648,148 shares and 37,918,956 shares outstanding as of December 31, 2022 and 2021, respectively	123	123
Common stock non-voting, $0.003 par value, 10,000,000 shares authorized, no shares issued and outstanding as of December 31, 2022 and 2021	—	—
Additional paid-in capital	345,468	330,262
Treasury stock - Common stock voting, at cost, 3,270,512 shares and 2,992,550 shares as of December 31, 2022 and 2021, respectively	(328,326)	(232,712)
Retained earnings	1,101,525	956,966
Accumulated other comprehensive loss	(37,697)	(13,330)
Total stockholders' equity	1,081,093	1,041,309
Total liabilities and stockholders' equity	$1,607,775	$1,530,452

The accompanying notes are an integral part of these consolidated financial statements.

MARKETAXESS HOLDINGS INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2022	2021	2020
	(In thousands, except per share amounts)
Revenues
Commissions	$641,183	$621,008	$634,445
Information services	39,314	38,175	34,341
Post-trade services	36,877	38,922	19,460
Other	926	846	879
Total revenues	718,300	698,951	689,125

Expenses
Employee compensation and benefits	182,104	170,916	156,885
Depreciation and amortization	61,446	53,447	35,996
Technology and communications	52,964	42,474	34,092
Professional and consulting fees	33,949	41,925	32,304
Occupancy	14,121	13,320	13,425
Marketing and advertising	9,977	9,059	7,940
Clearing costs	17,663	16,074	21,058
General and administrative	19,200	14,501	12,697
Total expenses	391,424	361,716	314,397
Operating income	326,876	337,235	374,728
Other income (expense)
Interest income	5,040	401	2,446
Interest expense	(700)	(842)	(1,142)
Equity in earnings of unconsolidated affiliate	1,126	—	—
Other, net	5,946	(2,871)	(1,673)
Total other income (expense)	11,412	(3,312)	(369)
Income before income taxes	338,288	333,923	374,359
Provision for income taxes	88,064	76,035	74,982
Net income	$250,224	$257,888	$299,377

Net income per common share
Basic	$6.68	$6.88	$8.01
Diluted	$6.65	$6.77	$7.85

Cash dividends declared per common share	$2.80	$2.64	$2.40

Weighted average shares outstanding
Basic	37,468	37,508	37,359
Diluted	37,643	38,097	38,144

The accompanying notes are an integral part of these consolidated financial statements.

MARKETAXESS HOLDINGS INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
	2022	2021	2020
	(In thousands)
Net income	$250,224	$257,888	$299,377
Net cumulative translation adjustment and foreign currency exchange hedge, net of tax of $0, $(721), and $(1,468), respectively	(24,367)	(8,680)	6,164
Net unrealized gain (loss) on securities available-for-sale, net of tax of $0, $0 and $(172), respectively	—	—	(544)
Comprehensive income	$225,857	$249,208	$304,997

The accompanying notes are an integral part of these consolidated financial statements.

MARKETAXESS HOLDINGS INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

	Common Stock Voting	Additional Paid-In Capital	Treasury Stock - Common Stock Voting	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
	(In thousands, except per share amounts)

Balance at December 31, 2019	$122	$342,541	$(153,388)	$591,086	$(10,270)	$770,091
Net income	—	—	—	299,377	—	299,377
Cumulative translation adjustment and foreign currency exchange hedge, net of tax	—	—	—	—	6,164	6,164
Unrealized net (loss) on securities available-for-sale, net of tax	—	—	—	—	(544)	(544)
Stock-based compensation	—	25,613	—	—	—	25,613
Exercise of stock options	1	4,006	—	—	—	4,007
Withholding tax payments on restricted stock vesting and stock option exercises	—	(42,418)	—	—	—	(42,418)
Repurchases of common stock	—	—	(16,135)	—	—	(16,135)
Cash dividend on common stock ($2.40 per share)	—	—	—	(91,094)	—	(91,094)
Balance at December 31, 2020	123	329,742	(169,523)	799,369	(4,650)	955,061
Net income	—	—	—	257,888	—	257,888
Cumulative translation adjustment and foreign currency exchange hedge, net of tax	—	—	—	—	(8,680)	(8,680)
Stock-based compensation	—	27,314	—	—	—	27,314
Exercise of stock options	—	7,096	—	—	—	7,096
Withholding tax payments on restricted stock vesting and stock option exercises	—	(33,890)	—	—	—	(33,890)
Repurchases of common stock	—	—	(63,189)	—	—	(63,189)
Cash dividend on common stock ($2.64 per share)	—	—	—	(100,291)	—	(100,291)
Balance at December 31, 2021	123	330,262	(232,712)	956,966	(13,330)	1,041,309
Net income	—	—	—	250,224	—	250,224
Cumulative translation adjustment	—	—	—	—	(24,367)	(24,367)
Stock-based compensation	—	29,864	—	—	—	29,864
Exercise of stock options	—	672	—	—	—	672
Withholding tax payments on restricted stock vesting and stock option exercises	—	(23,404)	—	—	—	(23,404)
Repurchases of common stock	—	—	(87,540)	—	—	(87,540)
Treasury stock reclassification	—	8,074	(8,074)	—	—	—
Cash dividend on common stock ($2.80 per share)	—	—	—	(105,665)	—	(105,665)
Balance at December 31, 2022	$123	$345,468	$(328,326)	$1,101,525	$(37,697)	$1,081,093

The accompanying notes are an integral part of these consolidated financial statements.

MARKETAXESS HOLDINGS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2022	2021	2020
	(In thousands)
Cash flows from operating activities
Net income	$250,224	$257,888	$299,377
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	61,446	53,447	35,996
Amortization of operating lease right-of-use assets	5,708	6,799	6,842
Stock-based compensation expense	29,864	27,314	25,613
Deferred taxes	(6,547)	3,118	10,099
Foreign currency transaction gains	(8,783)	—	—
Other	555	(466)	(550)
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(15,136)	15,598	(18,015)
(Increase) in receivables from broker-dealers, clearing organizations and customers	(47,631)	(156,909)	(182,871)
(Increase) decrease in prepaid expenses and other assets	(4,249)	2,214	(1,977)
(Increase) decrease in trading investments	(49,527)	(5,574)	67,952
Decrease (increase) in mutual funds held in rabbi trust	1,813	(2,306)	(2,671)
(Decrease) increase in accrued employee compensation	(3,417)	(2,607)	14,961
Increase in payables to broker-dealers, clearing organizations and customers	74,668	95,999	133,326
(Decrease) increase in income and other tax liabilities	(4,768)	(5,638)	16,189
Increase in accounts payable, accrued expenses and other liabilities	11,384	215	6,006
(Decrease) in operating lease liabilities	(6,373)	(7,001)	(5,788)
Net cash provided by operating activities	289,231	282,091	404,489
Cash flows from investing activities
Acquisitions, net of cash and cash equivalents acquired	—	(17,078)	(23,297)
Acquisition of equity method investment	(34,400)	—	—
Available-for-sale investments
Proceeds from maturities and sales	—	—	170,657
Purchases	—	—	(32,865)
Purchases of furniture, equipment and leasehold improvements	(13,142)	(17,493)	(15,010)
Capitalization of software development costs	(38,730)	(33,123)	(30,618)
Net cash (used in) provided by investing activities	(86,272)	(67,694)	68,867
Cash flows from financing activities
Cash dividend on common stock	(105,942)	(99,792)	(90,566)
Exercise of stock options	672	7,096	4,007
Withholding tax payments on restricted stock vesting and stock option exercises	(23,404)	(33,890)	(42,418)
Repurchases of common stock	(87,540)	(63,189)	(16,135)
Payment of contingent consideration	(26,164)	—	—
Proceeds from short-term borrowings	100,000	70,348	578,356
Repayments of short-term borrowings	(100,000)	(70,348)	(578,356)
Net cash (used in) financing activities	(242,378)	(189,775)	(145,112)
Effect of exchange rate changes on cash and cash equivalents	(13,484)	(7,105)	5,553
Cash and cash equivalents including restricted cash
Net (decrease) increase for the period	(52,903)	17,517	333,797
Beginning of period	625,567	608,050	274,253
End of period	$572,664	$625,567	$608,050
Supplemental cash flow information:
Cash paid for income taxes	$88,677	$70,003	$45,046
Cash paid for interest	652	830	1,142
Non-cash investing and financing activity:
Exercise of stock options - cashless	$3,845	$2,750	$10,866
Right-of-use assets obtained in exchange for operating lease liabilities	1,880	1,972	727
Contingent consideration payable recognized in connection with acquisitions	—	27,947	14,665

The accompanying notes are an integral part of these consolidated financial statements.

MARKETAXESS HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Principal Business Activity

MarketAxess Holdings Inc. (the “Company” or “MarketAxess”) was incorporated in the State of Delaware on April 11, 2000. Through its subsidiaries, MarketAxess operates leading electronic trading platforms delivering expanded liquidity opportunities, improved execution quality and significant cost savings across global fixed-income markets. Over 2,000 institutional investor and broker-dealer firms are active users of MarketAxess’ patented trading technology, accessing global liquidity on its platforms in U.S. investment-grade bonds, U.S. high-yield bonds, emerging market debt, Eurobonds, municipal bonds, U.S. government bonds and other fixed-income securities. Through its Open Trading® protocols, MarketAxess executes bond trades between and among institutional investor and broker-dealer clients in the leading all-to-all anonymous trading environment for corporate bonds. MarketAxess also offers a number of trading-related products and services, including: Composite+™ pricing and other market data products to assist clients with trading decisions; auto-execution and other execution services for clients requiring specialized workflow solutions; connectivity solutions that facilitate straight-through processing; and technology services to optimize trading environments. The Company also provides a range of pre- and post-trade services, including trade matching, trade publication, regulatory transaction reporting and market and reference data across a range of fixed-income and other products.

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

Fair Value Financial Instruments

Fair value is defined as “the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.” A three-tiered hierarchy for determining fair value has been established that prioritizes inputs to valuation techniques used in fair value calculations. The three levels of inputs are defined as Level 1 (unadjusted quoted prices for identical assets or liabilities in active markets), Level 2 (inputs that are observable in the marketplace other than those inputs classified in Level 1) and Level 3 (inputs that are unobservable in the marketplace). The Company’s financial assets and liabilities measured at fair value on a recurring basis consist of its money market funds, trading securities, foreign currency forward contracts and contingent consideration payables associated with acquisitions. All other financial instruments are short-term in nature and the carrying amounts reported on the Consolidated Statements of Financial Condition approximate fair value.

MARKETAXESS HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

The allowance for credit losses was $0.6 million and $0.1 million as of December 31, 2022 and 2021, respectively. The provision for bad debts was $0.6 million, $0.2 million and $0.5 million for the years ended December 31, 2022, 2021 and 2020, respectively. Write-offs and other charges against the allowance for credit losses were $0.1 million for each of the years ended December 31, 2022, 2021 and 2020.

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

Cloud Computing Costs

The Company capitalizes certain costs associated with cloud computing arrangements, including, among other items, vendor software development costs billed to us that are part of the application development stage. These costs are recorded as a prepaid asset on the balance sheet and are amortized over the period of the hosting service contract, which ranges from one to five years. The Company reviews the amounts capitalized for impairment whenever events or changes in circumstances indicate that the carrying amounts of the assets may not be recoverable.

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

MARKETAXESS HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

	Year Ended December 31,
	2022	2021	2020
	(In thousands)
Commission revenue by fee type
Variable transaction fees
Disclosed trading	$321,603	$333,712	$343,427
Open Trading - matched principal trading	175,440	155,465	170,537
U.S. government bonds - matched principal trading	16,978	12,400	12,372
Total variable transaction fees	514,021	501,577	526,337
Distribution fees and unused minimum fees	127,162	119,431	108,108
Total commissions	$641,183	$621,008	$634,445

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

	Year Ended December 31,
	2022	2021	2020
	(In thousands)
Information services revenue by timing of recognition
Services transferred over time	$38,452	$37,341	$32,425
Services transferred at a point in time	862	834	1,916
Total information services revenues	$39,314	$38,175	$34,341

MARKETAXESS HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

	Year Ended December 31,
	2022	2021	2020
	(In thousands)
Post-trade services revenue by timing of recognition
Services transferred over time	$36,835	$38,850	$19,158
Services transferred at a point in time	42	72	302
Total post-trade services revenues	$36,877	$38,922	$19,460

Other revenues – Other revenues primarily includes revenue from telecommunications line charges to broker-dealer clients.

Contract liabilities consist of deferred revenues that the Company records when cash payments are received or due in advance of services to be performed. The revenue recognized from contract liabilities and the remaining balance is shown below:

	December 31, 2021	Payments received in advance of services to be performed	Revenue recognized for services performed during the period	Foreign Currency Translation	December 31, 2022
	(In thousands)
Information services	$3,528	$10,821	$(11,228)	$—	$3,121
Post-trade services	720	16,099	(15,876)	(74)	869
Total deferred revenue	$4,248	$26,920	$(27,104)	$(74)	$3,990

The majority of the Company’s contracts are short-term in nature with durations of less than one year. For contracts with original durations extending beyond one year, the aggregate amount of the transaction price allocated to remaining performance obligations was $51.7 million as of December 31, 2022. The Company expects to recognize revenue associated with the remaining performance obligations over the next 55 months.

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

MARKETAXESS HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

3. Regulatory Capital Requirements

One of the Company’s U.S. subsidiaries is registered as a broker-dealer and therefore is subject to the applicable rules and regulations of the SEC and the Financial Industry Regulatory Authority (“FINRA”). These rules contain minimum net capital requirements, as defined in the applicable regulations. Certain of the Company’s foreign subsidiaries are regulated by the Financial Conduct Authority (“FCA”) in the U.K. or other foreign regulators and must maintain financial resources, as defined in the applicable regulations, in excess of the applicable financial resources requirement. As of December 31, 2022, each of the Company’s subsidiaries that are subject to these regulations had net capital or financial resources in excess of their minimum requirements. As of December 31, 2022, the Company’s subsidiaries maintained aggregate net capital and financial resources that were $518.2 million in excess of the required levels of $27.1 million.

The Company’s U.S. broker-dealer subsidiary is required to segregate funds in a special reserve bank account for the benefit of customers pursuant to Rule 15c3-3 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). As of December 31, 2022, the U.S. broker-dealer subsidiary had a balance of $50.9 million in its special reserve bank account. This U.S. broker-dealer subsidiary also maintained net capital that was $314.1 million in excess of the required level of $3.7 million.

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

MARKETAXESS HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

4. Fair Value Measurements

The following table summarizes the valuation of the Company’s assets and liabilities measured at fair value as categorized based on the hierarchy described in Note 2:

	Level 1	Level 2	Level 3	Total
	(In thousands)
As of December 31, 2022
Assets
Money market funds	$59,173	$—	$—	$59,173
Trading securities
U.S. Treasuries	—	74,409	—	74,409
Mutual funds held in rabbi trust	—	9,383	—	9,383
Total assets	$59,173	$83,792	$—	$142,965

Liabilities
Contingent consideration payable	$—	$—	$12,340	$12,340
Foreign currency forward position	—	1,688	—	1,688
Total liabilities	$—	$1,688	$12,340	$14,028

As of December 31, 2021
Assets
Money market funds	$14,206	$—	$—	$14,206
Trading securities
U.S. Treasuries	—	24,883	—	24,883
Mutual funds held in rabbi trust	—	11,195	—	11,195
Total assets	$14,206	$36,078	$—	$50,284

Liabilities
Contingent consideration payable	$—	$—	$41,090	$41,090

Money market funds are included in cash and cash equivalents on the Consolidated Statements of Financial Condition. Securities classified within Level 2 were valued using a market approach utilizing prices and other relevant information generated by market transactions involving comparable assets. The foreign currency forward contracts are classified within Level 2 as the valuation inputs are based on quoted market prices. The mutual funds held in a rabbi trust represent investments associated with the Company’s deferred cash incentive plan.

Liabilities classified within Level 3 reflect contingent consideration payable recognized in connection with acquisitions. Significant unobservable inputs used in the valuation of contingent consideration payable include estimates of client retention, electronic trading volume and variable fees over periods of 18 to 24 months from the acquisition dates. The following table summarizes the change in the Company's Level 3 liabilities for the year ended December 31, 2022:

	December 31, 2021	Payments	Unrealized (Gain)/Loss	Realized (Gain)/Loss	Foreign Currency Translation	December 31, 2022
	(In thousands)
Contingent consideration payable	$41,090	$(26,164)	$532	$(1,769)	$(1,349)	$12,340

MARKETAXESS HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The table below presents the range and average significant unobservable inputs used in the valuation of the Company's Level 3 liabilities:

	Valuation Technique	Unobservable Inputs	Range	Average
	($ in thousands)
As of December 31, 2022
Contingent consideration payable	Discounted cash flows	Present value factor	0.99	0.99
		April 2022-March 2023 variable fee	$3,556 - $5,658	$4,607
		Percentage of electronic trading volume	86.0% - 96.6%	91.3%

As of December 31, 2021
Contingent consideration payable	Discounted cash flows	Present value factor	0.95 - 1	0.98
		Customer retention rate	84.0%	84.0%
		April 2021-March 2022 variable fee	$2,703 - $3,086	$2,895
		Percentage of electronic trading volume	86.0% - 96.6%	91.3%

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

MARKETAXESS HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

	Carrying Value	Fair Value	Level 1	Level 2	Level 3	Total
	(In thousands)
As of December 31, 2022
Financial assets not measured at fair value:
Cash and cash equivalents	$371,573	$371,573	$371,573	$—	$—	$371,573
Cash segregated under federal regulations	50,947	50,947	50,947	—	—	50,947
Accounts receivable, net of allowance	78,450	78,450	—	78,450	—	78,450
Receivables from broker-dealers, clearing organizations and customers	476,335	476,335	88,923	387,412	—	476,335
Total	$977,305	$977,305	$511,443	$465,862	$—	$977,305

Financial liabilities not measured at fair value:
Payables to broker-dealers, clearing organizations and customers	$303,993	$303,993	$—	$303,993	$—	$303,993

As of December 31, 2021
Financial assets not measured at fair value:
Cash and cash equivalents	$506,735	$506,735	$506,735	$—	$—	$506,735
Cash segregated under federal regulations	50,159	50,159	50,159	—	—	50,159
Accounts receivable, net of allowance	63,881	63,881	—	63,881	—	63,881
Receivables from broker-dealers, clearing organizations and customers	408,346	408,346	68,565	339,781	—	408,346
Total	$1,029,121	$1,029,121	$625,459	$403,662	$—	$1,029,121

Financial liabilities not measured at fair value:
Payables to broker-dealers, clearing organizations and customers	$229,325	$229,325	$—	$229,325	$—	$229,325

During the years ended December 31, 2022 and 2021, there were no transfers between Level 1, Level 2 and Level 3 securities.

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

	As of December 31,
	2022	2021
	(In thousands)
Notional value	$62,160	$—
Fair value of notional	60,472	—
Fair value of the liability	$1,688	$—

Realized and unrealized gains and losses on foreign currency forward contracts are included in other, net in the Consolidated Statements of Operations. The Company recorded a realized gain of $0.8 million and an unrealized loss of $1.7 million, respectively, for the year ended December 31, 2022. The Company maintained a collateral deposit of $1.9 million with its counterparty bank as of December 31, 2022, which is included within prepaid expenses and other assets on the Consolidated Statements of Financial Condition.

The following table summarizes the Company’s investments:

MARKETAXESS HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
	(In thousands)
As of December 31, 2022
Trading securities
U.S. Treasuries	$74,943	$—	$(534)	$74,409
Mutual funds held in rabbi trust	11,474	—	(2,091)	9,383
Total investments	$86,417	$—	$(2,625)	$83,792

As of December 31, 2021
Trading securities
U.S. Treasuries	$24,994	$—	$(111)	$24,883
Mutual funds held in rabbi trust	9,941	1,254	—	11,195
Total investments	$34,935	$1,254	$(111)	$36,078

The following table summarizes the fair value of the investments based upon the contractual maturities:

	As of December 31,
	2022	2021
	(In thousands)
Less than one year	$34,001	$11,195
Due in 1 - 5 years	49,791	24,883
Total	$83,792	$36,078

There were no proceeds from the sales and maturities of investments during the year ended December 31, 2022. Proceeds from sales and maturities of investments during the years ended December 31, 2021 and 2020 were $19.4 million and $261.6 million, respectively. Net unrealized losses on trading securities were $2.6 million, $0.3 million, $0.4 million for the years ended December 31, 2022, 2021 and 2020, respectively. The Company did not incur any realized gains or losses on trading securities for the year ended December 31, 2022. Net realized gains were $0.1 million and $1.7 million for the years ended December 31, 2021 and 2020, respectively.

5. Receivables from and Payables to Broker-dealers, Clearing Organizations and Customers

Receivables from and payables to broker-dealers, clearing organizations and customers consisted of the following:

	As of December 31,
	2022	2021
Receivables from broker-dealers, clearing organizations and customers:	(In thousands)
Securities failed-to-deliver - broker-dealers and clearing organizations	$144,523	$152,766
Securities failed-to-deliver - customers	235,056	182,052
Deposits with clearing organizations and broker-dealers	88,923	68,565
Other	7,833	4,963
Total	$476,335	$408,346

Payables to broker-dealers, clearing organizations and customers:
Securities failed-to-receive - broker-dealers and clearing organizations	$224,816	$166,010
Securities failed-to-receive - customers	71,828	59,879
Other	7,349	3,436
Total	$303,993	$229,325

MARKETAXESS HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

6. Acquisitions and Equity Investments

In May 2022, the Company invested $34.4 million to acquire a minority ownership stake in RFQ–hub Holdings LLC, an entity formed with a consortium of market participants to support the growth of RFQ-hub, a bilateral multi-asset request for quote platform. The Company possesses significant influence over RFQ–hub Holdings LLC and is accounting for its investment under the equity method of accounting. As of December 31, 2022, the Company’s investment is recorded at carrying value of $35.5 million within prepaid expenses and other assets on the Consolidated Statements of Financial Condition. The Company’s proportionate share of RFQ–hub Holdings LLC’s net earnings was $1.1 million for the year ended December 31, 2022, and is recorded within equity in earnings of unconsolidated affiliate on the Consolidated Statements of Operations.

On April 9, 2021, the Company acquired MuniBrokers LLC (“MuniBrokers”), a central electronic venue serving municipal bond brokers and dealers. The purchase price consisted of $17.1 million in cash paid at closing and up to $25.0 million of contingent consideration payable within approximately two years of the acquisition date. The Company accounted for the transaction as a business combination and utilized an independent third-party to assist in determining the fair value of the acquired intangible assets. The accounting purchase price was $39.6 million, comprised of $17.1 million of cash and $22.5 million of contingent consideration payable, which was included within accounts payable, accrued expenses, and other liabilities on the Consolidated Statements of Financial Condition. The Company recorded $32.0 million of amortizable intangible assets and $7.4 million of goodwill as of the acquisition date. The acquired intangible assets consist of customer relationships and technology and have useful lives ranging from 1 to 15 years. In 2022, the Company recognized a decrease of $1.6 million to the contingent consideration payable due to the finalization of the first earn-out period consideration, which was recorded as a gain in other, net on the Consolidated Statements of Operations. In May 2022, the Company made a payment of $8.3 million to settle the first earn-out period consideration. As of December 31, 2022, the remaining outstanding contingent consideration payable was $12.3 million.

On November 30, 2020, the Company acquired Regulatory Services GmbH, the pan-European regulatory reporting business of Deutsche Börse Group (“Regulatory Reporting Hub”). The purchase price consisted of $22.5 million in cash paid at closing and up to $24.6 million in contingent consideration payable in cash within 18 months of the closing. The Company accounted for the transaction as a purchase of assets and recorded $37.4 million in amortizable intangible assets as of the acquisition date. In April 2022, the Company made a final payment of $17.9 million to settle the contingent consideration payable.

7. Goodwill and Intangible Assets

Goodwill and intangible assets with indefinite lives were $154.8 million as of each of December 31, 2022 and 2021, respectively. Intangible assets that are subject to amortization, including the related accumulated amortization, are comprised of the following:

	December 31, 2022			December 31, 2021
	Cost	Accumulated amortization	Net carrying amount	Cost	Accumulated amortization	Net carrying amount
	(In thousands)
Customer relationships	$129,991	$(34,310)	$95,681	$132,197	$(19,813)	$112,384
Technology and other intangibles	11,430	(9,046)	2,384	11,430	(7,437)	3,993
Total	$141,421	$(43,356)	$98,065	$143,627	$(27,250)	$116,377

Amortization expense associated with identifiable intangible assets was $16.4 million, $13.4 million and $3.9 million for the years ended December 31, 2022, 2021 and 2020, respectively. Annual estimated total amortization expense is $17.3 million, $14.9 million, $12.0 million, $10.3 million and $9.0 million for the years ended December 31, 2023 through 2027, respectively.

MARKETAXESS HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

8. Capitalized Software, Furniture, Equipment and Leasehold Improvements

Capitalized software development costs, furniture, equipment and leasehold improvements, net of accumulated depreciation and amortization, are comprised of the following:

	As of December 31,
	2022	2021
	(In thousands)

Software development costs	$218,848	$183,998
Computer hardware and related software	37,614	45,986
Office hardware	8,455	8,866
Furniture and fixtures	6,952	7,120
Leasehold improvements	30,660	31,021
	302,529	276,991
Accumulated depreciation and amortization	(202,273)	(180,930)
Total	$100,256	$96,061

During the years ended December 31, 2022 and 2021, software development costs totaling $38.7 million and $33.1 million, respectively, were capitalized. Non-capitalized software costs and routine maintenance costs are expensed as incurred and are included in employee compensation and benefits and professional and consulting fees in the Consolidated Statements of Operations.

MARKETAXESS HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

9. Income Taxes

The provision for income taxes consists of the following:

	Year Ended December 31,
	2022	2021	2020
	(In thousands)
Current:
Federal	$52,865	$36,661	$30,215
State and local	20,716	17,238	19,130
Foreign	21,030	19,018	15,538
Total current provision	94,611	72,917	64,883
Deferred:
Federal	(5,830)	2,249	7,474
State and local	(1,350)	778	1,439
Foreign	633	91	1,186
Total deferred provision	(6,547)	3,118	10,099
Provision for income taxes	$88,064	$76,035	$74,982

Pre-tax income from U.S. operations was $236.4 million, $234.6 million and $288.3 million for the years ended December 31, 2022, 2021 and 2020, respectively. Pre-tax income from foreign operations was $101.9 million, $99.3 million and $86.1 million for the years ended December 31, 2022, 2021 and 2020, respectively.

The difference between the U.S. federal statutory tax rate of 21% and the Company's effective tax rate is as follows:

	Year Ended December 31,
	2022	2021	2020

U.S. federal statutory tax rate	21.0%	21.0%	21.0%
State and local taxes - net of federal benefit	4.6	4.4	4.4
Credits and deductions related to research activities	(0.4)	(0.4)	(0.3)
Foreign rate differential benefit	(0.1)	(0.2)	(0.4)
Excess tax benefit from stock-based compensation	(0.1)	(2.9)	(5.4)
Other, net	1.0	0.9	0.7
Effective tax rate	26.0%	22.8%	20.0%

The following is a summary of the Company’s net deferred tax assets:

	As of December 31,
	2022	2021
	(In thousands)
Deferred tax assets:
Stock compensation expense	$3,451	$2,683
Operating lease liabilities	17,842	18,688
Deferred Compensation	2,425	2,876
Other	1,774	128
Total deferred tax assets	25,492	24,375
Valuation allowance	—	—
Net deferred tax assets	25,492	24,375
Deferred tax liabilities:
Depreciation	(9,956)	(9,847)
Capitalized software development costs	(3,923)	(9,417)
Goodwill and intangible assets	(4,829)	(4,311)
Operating lease right-of-use assets	(14,176)	(14,940)
Deferred tax (liability) asset, net	$(7,392)	$(14,140)

MARKETAXESS HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The Company or one of its subsidiaries files U.S. federal, state and foreign income tax returns. During the year ended December 31, 2022, the Company's provision for income taxes included $3.2 million of expense related to a settlement with New York State to resolve the 2010 to 2014 audits. The Company is currently under a New York State income tax examination for tax years 2015 through 2017 and a New York City income tax examination for the tax years 2016 through 2018. At this time, the Company cannot estimate when the examinations will conclude or the impact such examinations will have on the Company’s Consolidated Financial Statements, if any. Generally, other than the New York City and New York State audits, the Company is no longer subject to tax examinations by tax authorities for years prior to 2019.

A reconciliation of the unrecognized tax benefits is as follows:

	Year Ended December 31,
	2022	2021	2020
	(In thousands)
Balance at beginning of year	$15,089	$16,317	$6,831
Increases based on tax positions related to the current period	—	—	—
Increases based on tax positions related to prior periods	160	—	9,486
(Decreases) based on tax positions related to prior periods	—	(1,228)	—
(Decreases) related to cash settlements with taxing authorities	(5,414)	—	—
Balance at end of year	$9,835	$15,089	$16,317

As of December 31, 2022, the Company recorded $9.8 million of net unrecognized tax benefits which, if recognized, would affect the Company’s effective tax rate. Due to the uncertainty related to the timing and potential outcome of the audits, the Company cannot reasonably estimate the amount of the unrecognized tax benefit that could be adjusted in the next 12 months. During the years ended December 31, 2022, 2021 and 2020, the Company recognized gross expenses of $5.8 million, $3.3 million and $3.7 million, respectively, in penalties and interest. The Company had $7.9 million and $8.3 million accrued for the payment of interest and penalties at December 31, 2022 and 2021, respectively.

The Company will recognize any U.S. income tax expense the Company may incur on global intangible low-taxed income as income tax expense in the period in which the tax is incurred.

10. Stockholders’ Equity

Common Stock

As of December 31, 2022 and 2021, the Company had 110,000,000 authorized shares of voting common stock and 10,000,000 authorized shares of non-voting common stock. Voting common stock entitles the holder to one vote per share of common stock held.

The following is a summary of the changes in the Company’s outstanding shares of voting common stock:

	Year Ended December 31,
	2022	2021	2020
	(In thousands)

Outstanding shares of voting common stock at the beginning of year	37,919	38,005	37,936
Exercise of stock options	29	92	177
Issuance of restricted stock, net of cancellations	66	48	56
Shares withheld for withholding tax payments	(86)	(75)	(125)
Repurchases	(280)	(151)	(39)
Outstanding shares of voting common stock at the end of year	37,648	37,919	38,005

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

MARKETAXESS HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Dividends

During 2022, 2021 and 2020, the Company paid quarterly cash dividends of $0.70 per share, $0.66 per share and $0.60 per share, respectively. Any future declaration and payment of dividends will be at the sole discretion of the Company’s Board of Directors. The Board of Directors may take into account such matters as general business conditions, the Company’s financial results and condition, capital requirements, contractual obligations, and legal and regulatory restrictions on the payment of dividends to the Company’s stockholders or by the Company’s subsidiaries to their respective parent entities, and any such other factors as the Board of Directors may deem relevant.

11. Stock-Based Compensation Plans

The Company maintains the 2020 Plan which provides for the grant of stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, performance units, or other stock-based awards as incentives to encourage employees, consultants and non-employee directors to participate in the long-term success of the Company. As of December 31, 2022, there were 2,476,930 shares available for grant under the 2020 Plan.

Total stock-based compensation expense was as follows:

	Year Ended December 31,
	2022	2021	2020
	(In thousands)
Employees:
Restricted stock and performance shares	$24,593	$23,041	$21,310
Stock options	3,583	2,961	3,100
	28,176	26,002	24,410
Non-employee directors:
Restricted stock	1,688	1,312	1,203
Total stock-based compensation	$29,864	$27,314	$25,613

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

The weighted-average fair value for options granted during 2022, 2021 and 2020 was $101.38, $137.66 and $91.43, respectively. The following table represents the assumptions used for the Black-Scholes option-pricing model to determine the per share weighted-average fair value for options granted, excluding the two awards based on the Monte Carlo model discussed below:

	Year Ended December 31,
	2022	2021	2020
Expected life (years)	5.0	5.0	5.0
Risk-free interest rate	1.5%	0.4%	1.6%
Expected volatility	32.6%	31.2%	26.8%
Expected dividend yield	0.7%	0.4%	0.6%

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

MARKETAXESS HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

The following table reports stock option activity during the three years ended December 31, 2022 and the intrinsic value as of December 31, 2022:

	Number of Shares	Weighted-Average Exercise Price ($)	Remaining Contractual Term	Intrinsic Value ($)
				(In thousands)
Outstanding at December 31, 2019	550,591	175.16
Granted	13,900	368.10
Canceled	(218)	307.52
Exercised	(176,901)	84.07
Outstanding at December 31, 2020	387,372	223.60
Granted	17,897	517.88
Canceled	(616)	394.77
Exercised	(91,900)	107.05
Outstanding at December 31, 2021	312,753	274.35
Granted	23,904	352.15
Canceled	(1,646)	421.08
Exercised	(28,758)	157.08		3,597
Outstanding at December 31, 2022	306,253	290.65	1.9	3,971
Exercisable at December 31, 2022	42,119	276.35	1.9	2,259

The intrinsic value is the amount by which the closing price of the Company’s common stock on December 31, 2022 of $278.89 or the price on the day of exercise exceeds the exercise price of the stock options multiplied by the number of shares. As of December 31, 2022, there was $4.1 million of total unrecognized compensation cost related to non-vested stock options. That cost is expected to be recognized over a weighted-average period of 1.0 year.

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

Performance Equity Awards

The Company grants performance equity awards to certain executives and senior managers of the firm as a component of their total compensation and in conjunction with new hires and for retention purposes. Annual performance equity awards generally vest over a three-year period and contain both performance- and service-based elements. The Company has also granted awards with a five-year vesting period with performance- and service-based elements.

In January 2020 and January 2021, annual performance equity awards were granted with three-year performance periods, whereby the final amount that vests will be determined based on the level of achievement by the Company of certain predetermined metrics, including pre-tax adjusted operating margin and market share for the following three fiscal years, including the year of grant. The final awarded pay-out for the awards granted in 2020 was certified at 98.7% in January 2023. The final awarded pay-out for the awards granted in 2021 will range from zero to 200%. Subject to the grantee’s continued service, any performance equity awarded to a

MARKETAXESS HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

participant will vest on the three-year anniversary of the grant date. Compensation expense for the three-year performance shares is measured at the grant date and expensed over the requisite service period with performance target achievement assessed at the end of each reporting period.

In August 2021, the Chief Financial Officer received a performance equity award of 1,070 target shares in connection with his promotion to Chief Financial Officer. The award is substantially similar to the annual bonus performance equity awards granted in January 2021, except that the performance achievement will be determined using 2022 and 2023 fiscal years only. The award will fully vest on August 1, 2024 after certification of the performance criteria, subject to continued employment by the Chief Financial Officer through such date.

In January 2022, annual performance equity awards were granted with a three-year performance period, whereby the final amount that vests will be determined based on the level of achievement by the Company of certain predetermined metrics, including pre-tax adjusted operating margin, U.S. credit market share, and revenue growth excluding U.S. credit for the following three fiscal years, including the year of grant. The final awarded payout for the awards granted in 2022 will range from zero to 200%. Subject to the grantee’s continued service, any performance equity awarded to a participant will vest on the three-year anniversary of the grant date. Compensation expense for the three-year performance shares is measured at the grant date and expensed over the requisite service period with performance target achievement assessed at the end of each reporting period.

In March 2022, the Chief Information Officer received a one-time sign-on equity award consisting, in part, of a performance stock unit award with a target of 3,986 shares. The award is substantially similar to the annual bonus performance equity awards granted in January 2022. The award will fully vest on March 1, 2025 after certification of the performance criteria, subject to continued employment by the Chief Information Officer through such date.

The following table reports the Company's performance payout estimates for three-year performance period awards at December 31, 2022 as well as the target and maximum share payouts for each award date granted:

Award Date	2022 Estimate	Target	Maximum
January 15, 2020	11,915	12,298	18,447
January 15, 2021	8,776	12,185	24,370
August 1, 2021	969	1,070	2,140
January 31, 2022	15,701	18,155	36,310
March 1, 2022	3,447	3,986	7,972

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

MARKETAXESS HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The following table reports restricted stock and performance share activity during the three years ended December 31, 2022:

	Number of Restricted Shares	Weighted-Average Grant Date Fair Value

Outstanding at December 31, 2019	346,032	$154.27
Granted	38,907
Performance share pay-out	19,401
Canceled	(3,480)
Vested	(170,213)
Outstanding at December 31, 2020	230,647	$224.63
Granted	47,142
Performance share pay-out	—
Canceled	(3,911)
Vested	(111,268)
Outstanding at December 31, 2021	162,610	$316.56
Granted	72,861
Performance share pay-out	—
Canceled	(8,513)
Vested	(64,602)
Outstanding at December 31, 2022	162,356	$321.04

As of December 31, 2022, there was $33.5 million of total unrecognized compensation expense related to non-vested restricted stock and performance shares. That cost is expected to be recognized over a weighted-average period of 1.4 years.

Employee Stock Purchase Plans

The Company previously maintained the MarketAxess Holdings Inc. 2015 Employee Stock Purchase Plan (the "Prior ESPP"), a non-qualified employee stock purchase plan for non-executive employees. Under the Prior ESPP, participants were granted the right to purchase shares of the Company's common stock based on the fair market value on the last day of the six-month offering period. On the purchase date, the Company granted to the participants a number of restricted stock units equal to 20% of the aggregate shares purchased by the participant. These matching restricted stock units vested over a one-year period. The Company issued 483, 806 and 729 matching restricted stock units in connection with the Prior ESPP for the years ended December 31, 2022, 2021 and 2020, respectively. In January 2022, the Company's Compensation & Talent Committee terminated the Prior ESPP with an effective date of February 28, 2022.

In June 2022, the Company’s stockholders approved the MarketAxess Holdings Inc. 2022 Employee Stock Purchase Plan (the “ESPP”) pursuant to which a total of 121,221 shares of the Company’s Common Stock will be made available for purchase by employees. The ESPP is intended to qualify as an “employee stock purchase plan” meeting the requirements of Section 423 of the Internal Revenue Code. The ESPP was adopted by the Company’s Board of Directors in April 2022 and approved by the Company’s stockholders in June 2022. The ESPP has a series of six-month offering periods, with a new offering period beginning on the first trading day on or after February 16 and August 16 of each year. Subject to certain limitations, employees may contribute up to $2,000 of such employee’s total eligible compensation per month towards the purchase of common stock via payroll deductions. Purchase dates occur on the first trading day on or after February 15 and August 15 of each year and shares are purchased at a 15% discount off the lesser of: (i) the fair market value per share on the first day of each offering period; and (ii) the fair market value per share on the purchase date, but in no event less than par value. The first offering period under the ESPP began on August 16, 2022.

MARKETAXESS HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

12. Earnings Per Share

The following table sets forth basic and diluted weighted average shares outstanding used to compute earnings per share:

	Year Ended December 31,
	2022	2021	2020
	(In thousands, except per share amounts)
Basic weighted average shares outstanding	37,468	37,508	37,359
Dilutive effect of stock options and restricted stock	175	589	785
Diluted weighted average shares outstanding	37,643	38,097	38,144

Basic earnings per share	$6.68	$6.88	$8.01
Diluted earnings per share	$6.65	$6.77	$7.85

Stock options and restricted stock totaling 310,447 shares, 41,240 shares and 21,127 shares for the years ended December 31, 2022, 2021 and 2020, respectively, were excluded from the computation of diluted earnings per share because their effect would have been antidilutive. The computation of diluted shares can vary among periods due, in part, to the change in the average price of the Company’s common stock.

13. Credit Agreements and Short-term Financing

Prior Revolving Credit Agreements

In October 2015, the Company entered into an amended and restated credit agreement (the “2015 Credit Agreement”) that provided for revolving loans and letters of credit up to an aggregate of $100.0 million. The 2015 Credit Agreement matured on November 13, 2020 and the Company entered into a new one-year credit agreement (the “2020 Credit Agreement”) with a syndicate of lenders and JPMorgan Chase Bank, N.A., as administrative agent, that provided aggregate commitments totaling $500.0 million, consisting of a revolving credit facility and a $5.0 million letter of credit sub-limit for standby letters of credit.

Borrowings under the 2020 Credit Agreement bore interest at a rate per annum equal to the base rate or adjusted LIBOR plus an applicable margin that varies with the Company’s consolidated total leverage ratio. The 2020 Credit Agreement required that the Company satisfy certain covenants, which include leverage ratios and minimum earnings before interest, tax, and depreciation and amortization (“EBITDA”) requirements. The Company did not incur any interest expense under the 2020 Credit Agreement for the year ended December 31, 2021. The Company incurred $0.8 million of interest expense under the 2015 Credit Agreement for the year ended December 31, 2020.

2021 Credit Agreement

On October 15, 2021, the Company replaced the 2020 Credit Agreement with a new three-year revolving credit facility (the “2021 Credit Agreement”) provided by a syndicate of lenders and JPMorgan Chase Bank, N.A., as administrative agent, which provides aggregate commitments totaling $500.0 million, consisting of a revolving credit facility and a $5.0 million letter of credit sub-limit for standby letters of credit. The 2021 Credit Agreement will mature on October 15, 2024, with the Company’s option to request up to two additional 364-day extensions at the discretion of each lender and subject to customary conditions. Subject to satisfaction of certain specified conditions, the Company is permitted to upsize the 2021 Credit Agreement by up to $250.0 million in total. As of December 31, 2022, the Company had no letters of credit outstanding and $500.0 million in available borrowing capacity under the 2021 Credit Agreement.

Borrowings under the 2021 Credit Agreement will bear interest at a rate per annum equal to the base rate or adjusted LIBOR plus an applicable margin that varies with the Company’s consolidated total leverage ratio. The 2021 Credit Agreement requires that the Company satisfy certain covenants, which include a leverage ratio. The Company incurred $0.3 million of interest expense under the 2021 Credit Agreement for the year ended December 31, 2022. The Company did not incur any interest expense under the 2021 Credit Agreement for the year ended December 31, 2021.

MARKETAXESS HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Collateralized Agreement

In connection with its self-clearing operations, the Company’s U.S. broker-dealer subsidiary entered into an agreement (the “Collateralized Agreement”) with its settlement bank to provide loans to the subsidiary in amounts up to an aggregate of $200.0 million on an uncommitted basis. Borrowings under the Collateralized Agreement are collateralized by securities pledged by the Company’s broker-dealer subsidiary to the settlement bank, subject to applicable haircuts and concentration limits. Borrowings under the Collateralized Agreement will bear interest at a base rate per annum equal to the higher of the upper range of the Federal Funds Rate, 0.25% or one-month Secured Overnight Financing Rate (“SOFR”), plus 1.00%. The Company did not incur any interest expense on borrowings under the Collateralized Agreement during the year ended December 31, 2022. The Company incurred $0.1 million of interest expense on borrowings under the Collateralized Agreement for each of the years ended December 31, 2021 and 2020. As of December 31, 2022 the Company had no borrowings outstanding and $200.0 million in available borrowing capacity under the Collateralized Agreement.

Short-term Financing

Under arrangements with their settlement banks, certain of the Company’s U.S. and U.K. operating subsidiaries may receive overnight financing in the form of bank overdrafts. The Company incurred interest expense on such overnight financing of $0.4 million, $0.8 million and $0.3 million during the years ended December 31, 2022, 2021 and 2020, respectively. As of December 31, 2022, the Company had no overdrafts payable outstanding.

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

The following table presents the components of lease expense for the years ended December 31, 2022, 2021 and 2020:

		Year Ended December 31,
Lease cost:	Classification	2022	2021	2020
		(In thousands)
Operating lease cost	Occupancy	$13,015	$13,202	$13,455
Operating lease cost for subleased/assigned properties	Other, net	469	2,054	2,404
Variable lease costs	Occupancy	96	13	26
Sublease income for subleased/assigned properties	Other, net	(405)	(2,079)	(2,420)
Net lease cost		$13,175	$13,190	$13,465

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

The weighted average remaining lease term and weighted average discount rate are as follows:

	As of December 31,
Lease Term and Discount Rate	2022	2021
Weighted average remaining lease term (in years)	10.6	11.5
Weighted average discount rate	5.9%	5.9%

MARKETAXESS HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The following table presents the maturity of lease liabilities as of December 31, 2022:

(In thousands)
2023	$11,001
2024	11,481
2025	11,289
2026	10,790
2027	8,464
2028 and thereafter	59,630
Total lease payments	112,655
Less: imputed interest	29,979
Present value of lease liabilities	$82,676

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

Other

The Company, through certain of its subsidiaries, executes bond transactions between its institutional investor and broker-dealer clients on a matched principal basis by serving as counterparty to both the buyer and the seller in trades. The Company’s U.S. broker-dealer subsidiary operates under a self-clearing model for the settlement of such transactions. The Company’s subsidiaries also settle their transactions through third-party clearing brokers or settlement agents. Settlement typically occurs within one to two trading days after the trade date. Cash settlement of the transaction occurs upon receipt or delivery of the underlying instrument that was traded. Under both the self-clearing and the third-party clearing models, the Company may be exposed to credit risk in the event a counterparty does not fulfill its obligation to complete a transaction or if there is an error in executing a matched principal transaction. Pursuant to the terms of the securities clearing agreements, each third-party clearing broker has the right to charge the Company for any losses they suffer resulting from a counterparty’s failure on any of the Company’s trades. The Company did not record any liabilities or losses with regard to counterparty failures for the three-year period ended December 31, 2022.

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

MARKETAXESS HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

16. Segment and Geographic Information

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

For the years ended December 31, 2022, 2021 and 2020, the U.K. was the only individual foreign country in which the Company had a subsidiary that accounted for 10% or more of the total revenues or total long-lived assets. Revenues and long-lived assets are attributed to a geographic area based on the location of the particular subsidiary. Long-lived assets are defined as furniture, equipment, leasehold improvements and capitalized software. Revenues for the three years ended December 31, 2022, 2021 and 2020 and long-lived assets as of December 31, 2022 and 2021 were as follows:

	Year Ended December 31,
	2022	2021	2020
	(In thousands)
Revenues
Americas	$581,935	$568,918	$583,164
Europe	119,112	110,068	89,751
Asia	17,253	19,965	16,210
Total	$718,300	$698,951	$689,125

	As of December 31,
	2022	2021
	(In thousands)
Long-lived assets, as defined
Americas	$82,008	$75,328
Europe	17,723	20,547
Asia	525	186
Total	$100,256	$96,061

17. Retirement and Deferred Compensation Plans

The Company, through its U.S. and U.K. subsidiaries, offers its employees the opportunity to invest in defined contribution plans. For the years ended December 31, 2022, 2021 and 2020, the Company contributed $6.1 million, $5.8 million and $4.0 million, respectively, to the plans.

The Company offers a non-qualified deferred cash incentive plan to certain officers and other employees. Under the plan, eligible employees may defer up to 100% of their annual cash incentive pay. The Company has elected to fund its deferred compensation obligations through a rabbi trust. The rabbi trust is subject to creditor claims in the event of insolvency, but such assets are not available for general corporate purposes. Assets held in the rabbi trust are invested in mutual funds, as selected by the participants, which are designated as trading securities and carried at fair value. As of December 31, 2022 and 2021, the fair value of the mutual fund investments and deferred compensation obligations were $9.4 million and $11.2 million, respectively. Changes in the fair value of securities held in the rabbi trust and offsetting increases or decreases in the deferred compensation obligation are recognized in other, net in the Company’s Consolidated Statements of Operations.

MARKETAXESS HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

18. Cash and Cash Equivalents and Restricted Cash

The following table provides a reconciliation of cash and cash equivalents together with restricted or segregated cash as reported within the Consolidated Statements of Financial Condition to the sum of the same such amounts shown in the Consolidated Statements of Cash Flows:

		As of December 31,
	Statement of Financial Condition Location	2022	2021	2020
		(In thousands)
Cash and cash equivalents	Cash and cash equivalents	$430,746	$506,735	$460,858
Cash segregated for regulatory purposes	Cash segregated under federal regulations	50,947	50,159	50,059
Deposits with clearing organizations and broker-dealers	Receivables from broker-dealers, clearing organizations and customers	88,923	68,565	97,043
Other deposits	Prepaid expenses and other assets	2,048	108	90
Total		$572,664	$625,567	$608,050

MARKETAXESS HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

19. Parent Company Information

The following tables present Parent Company-only financial information that should be read in conjunction with the consolidated financial statements of the Company.

MarketAxess Holdings Inc.
(Parent Company Only)
Condensed Statements of Financial Condition

	As of
	December 31, 2022	December 31, 2021
	(In thousands)
ASSETS
Cash and cash equivalents	$43,909	$61,820
Investments, at fair value	5,343	6,327
Accounts receivable	769	—
Receivable from subsidiaries	8,962	3,488
Intangible assets, net of accumulated amortization	23	25
Furniture, equipment, leasehold improvements and capitalized software, net of accumulated depreciation and amortization	19,557	21,596
Operating lease right-of-use assets	57,402	60,753
Investments in subsidiaries	985,222	982,029
Prepaid expenses and other assets	41,511	4,810
Income and other tax receivable	11,474	1,763
Total assets	$1,174,172	$1,142,611

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Accrued employee compensation	$9,693	$11,065
Income and other tax liabilities	12	5,026
Accounts payable, accrued expenses and other liabilities	11,087	9,233
Operating lease liabilities	72,287	75,978
Total liabilities	93,079	101,302

Stockholders' equity
Preferred stock	—	—
Series A Preferred Stock	—	—
Common stock voting	123	123
Common stock non-voting	—	—
Additional paid-in capital	345,468	330,262
Treasury stock	(328,326)	(232,712)
Retained earnings	1,101,525	956,966
Accumulated other comprehensive loss	(37,697)	(13,330)
Total stockholders' equity	1,081,093	1,041,309
Total liabilities and stockholders' equity	$1,174,172	$1,142,611

MARKETAXESS HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

MarketAxess Holdings Inc.
(Parent Company Only)
Condensed Statements of Operations and Comprehensive Income

	Year Ended December 31,
	2022	2021	2020
	(In thousands)
Dividends from subsidiaries	$257,200	$173,000	$30,000

Expenses
Employee compensation and benefits	17,655	17,887	19,710
Depreciation and amortization	2,136	2,123	2,068
Professional and consulting fees	5,528	7,081	7,332
General and administrative	3,081	3,620	2,723
Total expenses	28,400	30,711	31,833
Operating income (loss)	228,800	142,289	(1,833)
Other income (expense)
Interest income	272	132	2,799
Interest expense	(271)	—	(805)
Equity in earnings of unconsolidated affiliate	1,126	—	—
Other, net	(2,633)	(2,950)	(318)
Total other income (expense)	(1,506)	(2,818)	1,676
Income (loss) before income taxes and equity in undistributed earnings of subsidiaries	227,294	139,471	(157)
Benefit from income taxes	(7,710)	(6,472)	(23,444)
Income before equity in undistributed income of subsidiaries	235,004	145,943	23,287
Equity in undistributed income of subsidiaries	15,220	111,945	276,090
Net income	250,224	257,888	299,377
Other comprehensive income (loss), net	(24,367)	(8,680)	5,620
Comprehensive income	$225,857	$249,208	$304,997

MARKETAXESS HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

MarketAxess Holdings Inc.
(Parent Company Only)
Condensed Statements of Cash Flows
	Year Ended December 31,
	2022	2021	2020
	(In thousands)
Cash flows from operating activities
Net income	$250,224	$257,888	$299,377
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,136	2,123	2,068
Amortization of operating lease right-of-use assets	3,347	4,484	4,117
Stock-based compensation expense	12,554	12,706	10,834
Deferred taxes	(5,076)	1,712	3,644
Equity in undistributed income of subsidiaries	(15,220)	(111,945)	(276,090)
Other	441	—	(671)
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(769)	178	(115)
Decrease (increase) in receivable from subsidiaries	7,931	47,371	(25,049)
(Increase) in prepaid expenses and other assets	(1,175)	(219)	(1,085)
Decrease (increase) in mutual funds held in rabbi trust	984	(1,516)	(1,328)
(Increase) decrease in income and other tax receivables	(9,711)	7,265	(1,240)
(Decrease) increase in accrued employee compensation	(1,372)	824	3,698
Increase (decrease) in income and other tax liabilities	62	(143)	6,676
Increase (decrease) in accounts payable, accrued expenses and other liabilities	443	(607)	(442)
(Decrease) in operating lease liabilities	(3,689)	(4,673)	(4,055)
Net cash provided by operating activities	241,110	215,449	20,339
Cash flows from investing activities
Acquisition of business, net of cash and cash equivalents acquired	—	(17,079)	—
Acquisition of equity method investment	(34,400)	—	—
Investments in subsidiaries	(8,326)	—	—
Available-for-sale investments
Proceeds from maturities and sales	—	—	170,657
Purchases	—	—	(32,865)
Purchases of furniture, equipment and leasehold improvements	(96)	(198)	(337)
Net cash (used in) provided by investing activities	(42,822)	(17,277)	137,455
Cash flows from financing activities
Cash dividend on common stock	(105,942)	(99,791)	(90,566)
Exercise of stock options	672	7,096	4,007
Withholding tax payments on restricted stock vesting and stock option exercises	(23,404)	(33,890)	(42,418)
Repurchases of common stock	(87,540)	(63,189)	(16,135)
Proceeds from short-term borrowings	100,000	—	348,000
Repayments of short-term borrowings	(100,000)	—	(348,000)
Net cash (used in) financing activities	(216,214)	(189,774)	(145,112)
Effect of exchange rate changes on investments	15	(2,324)	(5,176)
Cash and cash equivalents including restricted cash
Net increase (decrease) for the period	(17,911)	6,073	7,506
Beginning of period	61,820	55,747	48,241
End of period	$43,909	$61,820	$55,747
Supplemental cash flow information:
Cash paid for income taxes	$65,764	$41,103	$32,674
Cash paid for interest	271	—	805
Non-cash investing and financing activity:
Exercise of stock options - cashless	3,845	2,750	10,866

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Our management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our “disclosure controls and procedures,” as that term is defined in Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of December 31, 2022. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective to ensure that information required to be disclosed by MarketAxess in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and to ensure that information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2022 identified in connection with the evaluation thereof by our management, including the Chief Executive Officer and Chief Financial Officer, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this item is incorporated herein by reference to the sections entitled “Proposal 1 — Election of Directors,” “Corporate Governance and Board Matters,” and “Executive Officers” in our definitive Proxy Statement (the “Proxy Statement”) for the Annual Meeting of Stockholders to be held in the second quarter of 2023. We intend to file the Proxy Statement within 120 days after the end of our fiscal year (i.e., on or before April 30, 2023). Our Code of Conduct applicable to directors and all employees, including senior financial officers, and our Code of Ethics of the Chief Executive Officer and Senior Financial Officers, including the Chief Financial Officer (the “Code of Ethics”), are available on our website at www.marketaxess.com. If we make any amendments to or waivers from our Code of Ethics that are required to be disclosed pursuant to the Exchange Act, we will make such disclosures on our website.

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

Equity Compensation Plan Information

The following table provides certain information regarding common stock authorized for issuance under our incentive plan as of December 31, 2022:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)
Equity compensation plans approved by stockholders	306,253	$290.65	2,476,930

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
10.2

MarketAxess Holdings Inc. 2012 Incentive Plan as Amended and Restated Effective June 7, 2016 (incorporated by reference to Appendix A to the registrant’s Proxy Statement for its Annual Meeting for Stockholders held on June 7, 2016, filed on April 25, 2016)#

10.3

Amendment Number One to the MarketAxess Holdings Inc. 2012 Incentive Plan as Amended and Restated Effective June 7, 2016 (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K dated April 21, 2017)#

10.4

Amendment to the MarketAxess Holdings Inc. 2012 Incentive Plan (Amended and Restated Effective June 7, 2016), as amended (incorporated by reference to Appendix A to the registrant’s Proxy Statement for its Annual Meeting of Stockholders held on June 7, 2018, filed April 25, 2018)#

10.5

MarketAxess Holdings Inc. 2004 Annual Performance Incentive Plan (incorporated by reference to Exhibit 10.11 to Amendment No. 2 to the registrant’s Registration Statement on Form S-1 dated May 7, 2004 (Registration No. 333-112718))#

10.6	MarketAxess Holdings Inc. 2015 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.4 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2020)#

EXHIBIT LISTING (CONTINUED)

10.7	MarketAxess Holdings Inc. 2022 Employee Stock Purchase Plan (incorporated by reference to Exhibit 99.1 to the registrant's Registration Statement on Form S-8 filed on June 8, 2022)#
10.8

MarketAxess Holdings Inc. 2009 Employee Performance Incentive Plan, as amended (incorporated by reference to Exhibit 10.5 to the registrant's Annual Report on Form 10-K for the year ended December 31, 2021)#

10.9	MarketAxess Holdings Inc. Nonqualified Deferred Compensation Plan (incorporated by reference to Exhibit 10.6 to the registrant's Annual Report on Form 10-K for the year ended December 31, 2021)#
10.10	Form of Indemnification Agreement for Directors (incorporated by reference to Exhibit 10.2 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017)#
10.11

Form of Restricted Stock Agreement for Employees other than Richard M. McVey pursuant to the MarketAxess Holdings Inc. 2012 Incentive Plan (incorporated by reference to Exhibit 10.3 to the registrant’s Current Report on Form 8-K dated January 15, 2008)#

10.12

Form of Restricted Stock Unit Agreement for executive officers other than Richard M. McVey pursuant to the MarketAxess Holdings Inc. 2012 Incentive Plan (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K dated January 22, 2016)#

10.13

Form of Restricted Stock Unit Agreement (annual vesting) for Christopher R. Concannon pursuant to the MarketAxess Holdings Inc. 2012 Incentive Plan (incorporated by reference to Exhibit 10.4 to the registrant’s Current Report on Form 8-K dated January 4, 2019)#

10.14

Form of Restricted Stock Unit Agreement (cliff vesting) for Christopher R. Concannon pursuant to the MarketAxess Holdings Inc. 2012 Incentive Plan (incorporated by reference to Exhibit 10.5 to the registrant’s Current Report on Form 8-K dated January 4, 2019)#

10.15

Guidelines for Restricted Stock Units granted under the MarketAxess Holdings Inc. 2012 Incentive Plan (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K dated January 19, 2011)#

10.16

Form of Performance Share Award Agreement for Christopher R. Concannon pursuant to the MarketAxess Holdings Inc. 2012 Incentive Plan (incorporated by reference to Exhibit 10.3 to the registrant’s Current Report on Form 8-K dated January 4, 2019)#

10.17

Form of Incentive Stock Option Agreement for Christopher R. Concannon pursuant to the MarketAxess Holdings Inc. 2012 Incentive Plan (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K dated January 4, 2019)#

10.18

Employment Letter Agreement, dated as of January 15, 2015, by and between MarketAxess Holdings Inc. and Richard M. McVey (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K dated January 15, 2015)#

10.19

Amendment to Richard M. McVey Employment Agreement, dated as of January 12, 2017, by and between MarketAxess Holdings Inc. and Richard M. McVey (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K dated January 6, 2017)#

10.20

Second Amendment to Richard M. McVey Employment Agreement, dated as of November 6, 2018, by and between MarketAxess Holdings Inc. and Richard M. McVey (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K dated November 6, 2018)#

10.21

Employment Letter Agreement dated as of January 6, 2023, by and between Richard M. McVey and MarketAxess Holdings Inc. (incorporated by reference to Exhibit 10.2 to the registrant's Current Report on Form 8-K dated January 9, 2023)#

EXHIBIT LISTING (CONTINUED)

10.22

Incentive Stock Option Agreement, dated as of November 8, 2018, by and between MarketAxess Holdings Inc. and Richard M. McVey (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K dated November 6, 2018)#

10.23

Incentive Stock Option Agreement, dated as of November 8, 2018, by and between MarketAxess Holdings Inc. and Richard M. McVey (incorporated by reference to Exhibit 10.3 to the registrant’s Current Report on Form 8-K dated November 6, 2018)#

10.24

Performance Award Agreement, dated as of November 8, 2018, by and between MarketAxess Holdings Inc. and Richard M. McVey (incorporated by reference to Exhibit 10.4 to the registrant’s Current Report on Form 8-K dated November 6, 2018)#

10.25

Performance Award Agreement, dated as of November 8, 2018, by and between MarketAxess Holdings Inc. and Richard M. McVey (incorporated by reference to Exhibit 10.5 to the registrant’s Current Report on Form 8-K November 6, 2018)#

10.26

Contract of Employment, dated March 15, 2017, between MarketAxess Europe Limited and Christophe Roupie (incorporated by reference to Exhibit 10.4 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017)#

10.27

Employment Letter Agreement, dated as of January 7, 2019, by and between MarketAxess Holdings Inc. and Christopher R. Concannon (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K dated January 4, 2019)#

10.28

Employment Letter Agreement dated as of January 6, 2023, by and between Christopher R. Concannon and MarketAxess Holdings Inc. (incorporated by reference to Exhibit 10.1 to the registrant's Current Report on Form 8-K dated January 9, 2023)#

10.29

Form of Restricted Stock Unit Award Agreement for Christopher R. Concannon pursuant to the MarketAxess Holdings Inc. 2020 Equity Incentive Plan. (incorporated by reference to Exhibit 10.3 to the registrant's Current Report on Form 8-K dated January 9, 2023)#

10.30

Form of Performance Stock Unit Agreement for Christopher R. Concannon pursuant to the MarketAxess Holdings Inc. 2020 Equity Incentive Plan. (incorporated by reference to Exhibit 10.4 to the registrant's Current Report on Form 8-K dated January 9, 2023)#

10.31

Form of 2021 Restricted Stock Unit Agreement (Deferred) for U.S. based Executive Officers pursuant to the MarketAxess Holdings Inc. 2020 Equity Incentive Plan (incorporated by reference to Exhibit 10.13 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2020)#

10.32

Form of 2021 Restricted Stock Unit Agreement (Non-Deferred) for U.S. based Executive Officers pursuant to the MarketAxess Holdings Inc. 2020 Equity Incentive Plan (incorporated by reference to Exhibit 10.14 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2020)#

10.33

Guidelines for Restricted Stock Units granted under the MarketAxess Holdings Inc. 2020 Equity Incentive Plan (incorporated by reference to Exhibit 10.15 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2020)#

10.34

Form of 2021 Performance Stock Unit Agreement for U.S. based Executive Officers pursuant to the MarketAxess Holdings Inc. 2020 Equity Incentive Plan (incorporated by reference to Exhibit 10.16 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2020)#

10.35

Form of 2021 Incentive Stock Option Agreement for U.S. based Executive Officers pursuant to the MarketAxess Holdings Inc. 2020 Incentive Plan (incorporated by reference to Exhibit 10.17 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2020)#

EXHIBIT LISTING (CONTINUED)

10.36

Form of 2021 Restricted Stock Agreement for U.K. based Executive Officers pursuant to the MarketAxess Holdings Inc. 2020 Equity Incentive Plan (incorporated by reference to Exhibit 10.18 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2020)#

10.37

Form of 2021 Restricted Stock Agreement (Performance) for U.K. based Executive Officers pursuant to the MarketAxess Holdings Inc. 2020 Equity Incentive Plan (incorporated by reference to Exhibit 10.19 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2020)#

10.38

Form of 2021 Restricted Stock Agreement for Directors pursuant to the MarketAxess Holdings Inc. 2020 Equity Incentive Plan (incorporated by reference to Exhibit 10.20 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2020)#

10.39

Form of Restricted Stock Unit Agreement for Directors pursuant to the MarketAxess Holdings Inc. 2020 Equity Incentive Plan (incorporated by reference to Exhibit 10.21 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2020)#

10.40

Form of 2022 and 2023 Restricted Stock Unit Agreement (Deferred) for U.S. based Executive Officers pursuant to the MarketAxess Holdings Inc. 2020 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the registrant’s Quarterly Report on Form 10-Q dated April 27, 2022)#

10.41

Form of 2022 and 2023 Restricted Stock Unit Agreement (Non-Deferred) for U.S. based Executive Officers pursuant to the MarketAxess Holdings Inc. 2020 Equity Incentive Plan (incorporated by reference to Exhibit 10.4 to the registrant’s Quarterly Report on Form 10-Q dated April 27, 2022)#

10.42

Form of 2022 and 2023 Performance Stock Unit Agreement for Mr. McVey pursuant to the MarketAxess Holdings Inc. 2020 Equity Incentive Plan (incorporated by reference to Exhibit 10.2 to the registrant’s Quarterly Report on Form 10-Q dated April 27, 2022)#

10.43

Form of 2022 and 2023 Performance Stock Unit Agreement for U.S. based Executive Officers other than Mr. McVey pursuant to the MarketAxess Holdings Inc. 2020 Equity Incentive Plan (incorporated by reference to Exhibit 10.5 to the registrant’s Quarterly Report on Form 10-Q dated April 27, 2022)#

10.44

Form of 2022 and 2023 Incentive Stock Option Agreement for Mr. McVey pursuant to the MarketAxess Holdings Inc. 2020 Equity Incentive Plan (incorporated by reference to Exhibit 10.3 to the registrant’s Quarterly Report on Form 10-Q dated April 27, 2022)#

10.45

Form of 2022 and 2023 Incentive Stock Option Agreement for U.S. based Executive Officers other than Mr. McVey pursuant to the MarketAxess Holdings Inc. 2020 Equity Incentive Plan (incorporated by reference to Exhibit 10.6 to the registrant’s Quarterly Report on Form 10-Q dated April 27, 2022)#

10.46

Form of 2022 and 2023 Restricted Stock Unit Agreement for U.K. based Executive Officers pursuant to the MarketAxess Holdings Inc. 2020 Equity Incentive Plan (incorporated by reference to Exhibit 10.7 to the registrant’s Quarterly Report on Form 10-Q dated April 27, 2022)#

10.47

Form of 2022 and 2023 Performance Stock Unit Agreement for U.K. based Executive Officers pursuant to the MarketAxess Holdings Inc. 2020 Equity Incentive Plan (incorporated by reference to Exhibit 10.8 to the registrant’s Quarterly Report on Form 10-Q dated April 27, 2022)#

10.48

Form of Restricted Stock Unit (Buyout) for Naineshkumar Panchal pursuant to the MarketAxess Holdings Inc. 2020 Equity Incentive Plan (incorporated by reference to Exhibit 10.9 to the registrant’s Quarterly Report on Form 10-Q dated April 27, 2022)#

10.50

Severance Protection Agreement, dated as of July 31, 2020, by and between MarketAxess Holdings Inc. and Scott Pintoff (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K dated July 31, 2020)#

EXHIBIT LISTING (CONTINUED)

10.51

Severance Protection Agreement, dated as of July 31, 2020, by and between MarketAxess Holdings Inc. and Kevin McPherson (incorporated by reference to Exhibit 10.3 to the registrant’s Current Report on Form 8-K dated July 31, 2020)#

10.52*	Severance Protection Agreement, dated as of March 1, 2022, by and between MarketAxess Holdings Inc. and Naineshkumar Shantilal Panchal#
10.53*	Proprietary Information and Non-Competition Agreement, dated as of March 1, 2022, by and between MarketAxess Holdings Inc. and Naineshkumar Shantilal Panchal#
10.54

MarketAxess Europe Limited Severance Protection Agreement, dated as of July 31, 2020, by and between MarketAxess Europe and Christophe Roupie (incorporated by reference to Exhibit 10.5 to the registrant’s Current Report on Form 8-K dated July 31, 2020)#

10.55

Form of Amendment of Severance Protection Agreement for U.S. based Executive Officers, except Messrs. Gerosa and Panchal (incorporated by reference to Exhibit 10.27 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2020)#

10.56

Form of Amendment of Severance Protection Agreement for U.K. based Executive Officers (incorporated by reference to Exhibit 10.28 to the registrant's Annual report on Form 10-K for the year ended December 31, 2020)#

10.57

Severance Protection Agreement, dated as of August 12, 2021, by and between MarketAxess Holdings Inc. and Christopher N. Gerosa (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K dated August 12, 2021)#

10.58

Offer Letter, dated November 24, 2021, by and between MarketAxess Holdings Inc. and Naineshkumar Shantilal Panchal (incorporated by reference to Exhibit 10.32 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2021)#†

10.59

Credit Agreement, dated as of October 15, 2021, among MarketAxess Holdings Inc., a Delaware corporation, the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 to the registrant's Current Report on Form 8-K dated October 15, 2021)

21.1*	Subsidiaries of the Registrant
23.1*	Consent of PricewaterhouseCoopers LLP
31.1*	Certification by Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification by Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

EXHIBIT LISTING (CONTINUED)

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
104	The cover page from the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 has been formatted in Inline XBRL and is included in Exhibits 101.

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

MARKETAXESS HOLDINGS INC.

By:	/s/ RICHARD M. MCVEY
Richard M. McVey
Chief Executive Officer

Date:	February 22, 2023

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title(s)	Date

/s/ RICHARD M. MCVEY Richard M. McVey	Chief Executive Officer and Chairman of the Board of Directors (principal executive officer)	February 22, 2023

/s/ CHRISTOPHER N. GEROSA Christopher N. Gerosa	Chief Financial Officer (principal financial and accounting officer)	February 22, 2023

/s/ CHRISTOPHER R. CONCANNON Christopher R. Concannon	Director, President and Chief Operating Officer	February 22, 2023

/s/ NANCY ALTOBELLO	Director	February 22, 2023
Nancy Altobello

/s/ STEVEN L. BEGLEITER	Director	February 22, 2023
Steven L. Begleiter

/s/ STEPHEN P. CASPER	Director	February 22, 2023
Stephen P. Casper

/s/ JANE CHWICK	Director	February 22, 2023
Jane Chwick

/s/ WILLIAM CRUGER	Director	February 22, 2023
William Cruger

/s/ KOURTNEY GIBSON	Director	February 22, 2023
Kourtney Gibson

/s/ JUSTIN GMELICH	Director	February 22, 2023
Justin Gmelich

/s/ RICHARD G. KETCHUM	Director	February 22, 2023
Richard G. Ketchum

/s/XIAOJIA CHARLES LI	Director	February 22, 2023
Xiaojia Charles Li

/s/ EMILY PORTNEY	Director	February 22, 2023
Emily Portney

/s/ RICHARD PRAGER	Director	February 22, 2023
Richard Prager