Form 10-Q
period 2023-03-31
MARKETAXESS HOLDINGS INC
filed 2023-04-27
CIK 1278021

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

or

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

As of April 24, 2023, the number of shares of the Registrant’s voting common stock outstanding was 37,669,360.

2

MARKETAXESS HOLDINGS INC.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2023

PART I — Financial Information

Item 1. Financial Statements

MARKETAXESS HOLDINGS INC.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Unaudited)

	As of
	March 31, 2023	December 31, 2022
	(In thousands, except share and per share amounts)
ASSETS
Cash and cash equivalents	$332,780	$430,746
Cash segregated under federal regulations	51,459	50,947
Investments, at fair value	106,674	83,792
Accounts receivable, net of allowance of $767 and $590 as of March 31, 2023 and December 31, 2022, respectively	100,184	78,450
Receivables from broker-dealers, clearing organizations and customers	558,254	476,335
Goodwill	154,789	154,789
Intangible assets, net of accumulated amortization	94,411	98,065
Furniture, equipment, leasehold improvements and capitalized software, net of accumulated depreciation and amortization	99,133	100,256
Operating lease right-of-use assets	64,904	66,106
Prepaid expenses and other assets	65,874	68,289
Total assets	$1,628,462	$1,607,775

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Accrued employee compensation	$24,735	$56,302
Payables to broker-dealers, clearing organizations and customers	316,274	303,993
Income and other tax liabilities	37,930	28,448
Accounts payable, accrued expenses and other liabilities	46,674	55,263
Operating lease liabilities	81,317	82,676
Total liabilities	506,930	526,682

Commitments and Contingencies (Note 13)

Stockholders' equity
Preferred stock, $0.001 par value, 4,855,000 shares authorized, no shares issued and outstanding as of March 31, 2023 and December 31, 2022	—	—
Series A Preferred Stock, $0.001 par value, 110,000 shares authorized, no shares issued and outstanding as of March 31, 2023 and December 31, 2022	—	—
Common stock voting, $0.003 par value, 110,000,000 shares authorized, 40,937,944 shares and 40,918,660 shares issued and 37,669,360 shares and 37,648,148 shares outstanding as of March 31, 2023 and December 31, 2022, respectively	123	123
Common stock non-voting, $0.003 par value, 10,000,000 shares authorized, no shares issued and outstanding as of March 31, 2023 and December 31, 2022	—	—
Additional paid-in capital	333,114	345,468
Treasury stock – Common stock voting, at cost, 3,268,584 shares and 3,270,512 shares as of March 31, 2023 and December 31, 2022, respectively	(327,815)	(328,326)
Retained earnings	1,148,093	1,101,525
Accumulated other comprehensive loss	(31,983)	(37,697)
Total stockholders' equity	1,121,532	1,081,093
Total liabilities and stockholders' equity	$1,628,462	$1,607,775

The accompanying notes are an integral part of these consolidated financial statements.

MARKETAXESS HOLDINGS INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
	2023	2022
	(In thousands, except per share amounts)
Revenues
Commissions	$181,991	$166,113
Information services	11,010	9,809
Post-trade services	9,980	9,912
Other	188	223
Total revenues	203,169	186,057

Expenses
Employee compensation and benefits	52,315	47,756
Depreciation and amortization	16,461	15,174
Technology and communications	14,999	12,192
Professional and consulting fees	7,127	9,621
Occupancy	3,611	3,387
Marketing and advertising	2,995	1,789
Clearing costs	4,545	4,575
General and administrative	5,760	3,459
Total expenses	107,813	97,953
Operating income	95,356	88,104
Other income (expense)
Interest income	4,249	59
Interest expense	(130)	(173)
Equity in earnings of unconsolidated affiliate	204	—
Other, net	(1,484)	2,429
Total other income (expense)	2,839	2,315
Income before income taxes	98,195	90,419
Provision for income taxes	24,567	25,650
Net income	$73,628	$64,769

Net income per common share
Basic	$1.96	$1.73
Diluted	$1.96	$1.71

Cash dividends declared per common share	$0.72	$0.70

Weighted average shares outstanding
Basic	37,478	37,384
Diluted	37,645	37,824

The accompanying notes are an integral part of these consolidated financial statements.

MARKETAXESS HOLDINGS INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended March 31,
	2023	2022
	(In thousands)
Net income	$73,628	$64,769
Cumulative translation adjustment	5,755	(5,051)
Net unrealized gain (loss) on securities available-for-sale, net of tax of $(14) and $0, respectively	(41)	—
Comprehensive income	$79,342	$59,718

The accompanying notes are an integral part of these consolidated financial statements.

MARKETAXESS HOLDINGS INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

	Common Stock Voting	Additional Paid-In Capital	Treasury Stock – Common Stock Voting	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
	(In thousands, except per share amounts)
Balance at January 1, 2023	$123	$345,468	$(328,326)	$1,101,525	$(37,697)	$1,081,093
Net income	—	—	—	73,628	—	73,628
Cumulative translation adjustment	—	—	—	—	5,755	5,755
Unrealized net gain (loss) on securities available-for-sale, net of tax	—	—	—	—	(41)	(41)
Stock-based compensation	—	7,488	—	—	—	7,488
Reissuance of treasury stock	—	(57)	511	—	—	454
Exercise of stock options	—	707	—	—	—	707
Withholding tax payments on restricted stock vesting and stock option exercises	—	(20,492)	—	—	—	(20,492)
Cash dividend on common stock ($0.72 per share)	—	—	—	(27,060)	—	(27,060)
Balance at March 31, 2023	$123	$333,114	$(327,815)	$1,148,093	$(31,983)	$1,121,532

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

MARKETAXESS HOLDINGS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2023	2022
	(In thousands)
Cash flows from operating activities
Net income	$73,628	$64,769
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	16,461	15,174
Amortization of operating lease right-of-use assets	1,368	1,596
Stock-based compensation expense	7,488	8,099
Deferred taxes	(1,433)	(643)
Foreign currency transaction (gains) losses	1,699	—
Other	(2,532)	(1,229)
Changes in operating assets and liabilities:
(Increase) in accounts receivable	(21,935)	(11,699)
(Increase) in receivables from broker-dealers, clearing organizations and customers	(52,549)	(296,015)
Decrease (increase) in prepaid expenses and other assets	3,163	(2,445)
(Increase) in trading investments	(419)	—
(Increase) in mutual funds held in rabbi trust	(630)	(117)
(Decrease) in accrued employee compensation	(31,567)	(33,553)
Increase in payables to broker-dealers, clearing organizations and customers	12,281	229,151
Increase in income and other tax liabilities	10,904	3,049
(Decrease) increase in accounts payable, accrued expenses and other liabilities	(6,838)	1,932
(Decrease) in operating lease liabilities	(1,562)	(1,799)
Net cash provided by (used in) operating activities	7,527	(23,730)
Cash flows from investing activities
Available-for-sale investments
Proceeds from maturities and sales	1,048	—
Purchases	(22,895)	—
Purchases of furniture, equipment and leasehold improvements	(217)	(1,396)
Capitalization of software development costs	(10,690)	(9,425)
Net cash (used in) investing activities	(32,754)	(10,821)
Cash flows from financing activities
Cash dividend on common stock	(28,357)	(27,425)
Exercise of stock options	707	50
Withholding tax payments on restricted stock vesting and stock option exercises	(20,492)	(20,292)
Repurchases of common stock	—	(38,800)
Proceeds from short-term borrowings	50,000	100,000
Repayments of short-term borrowings	(50,000)	(100,000)
Net cash (used in) financing activities	(48,142)	(86,467)
Effect of exchange rate changes on cash and cash equivalents	3,345	(4,356)
Cash and cash equivalents including restricted cash
Net decrease for the period	(70,024)	(125,374)
Beginning of period	572,664	625,567
End of period	$502,640	$500,193

Supplemental cash flow information
Cash paid for income taxes	$11,660	$8,487
Cash paid for interest	187	134
Non-cash activity
Operating lease right-of-use assets obtained in exchange for operating lease liabilities	—	91

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

2. Significant Accounting Policies

Basis of Presentation

The consolidated financial statements include the accounts of the Company and its subsidiaries. All intercompany transactions and balances have been eliminated. These consolidated financial statements are unaudited and should be read in conjunction with the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022. The consolidated financial information as of December 31, 2022 has been derived from audited financial statements not included herein. These unaudited consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) with respect to Form 10-Q and reflect all adjustments that, in the opinion of management, are normal and recurring, and that are necessary for a fair statement of the results for the interim periods presented. In accordance with such rules and regulations, certain disclosures that are normally included in annual financial statements have been omitted. Interim period operating results may not be indicative of the operating results for a full year.

Cash and Cash Equivalents

The Company defines cash equivalents as short-term interest-bearing investments with maturities at the time of purchase of three months or less.

Investments

The Company determines the appropriate classification of securities at the time of purchase which are recorded in the Consolidated Statements of Financial Condition on the trade date. Securities are classified as available-for-sale or trading. Available-for-sale investments are carried at fair value with unrealized gains or losses reported in accumulated other comprehensive loss in the Consolidated Statements of Financial Condition and realized gains or losses reported in other, net in the Consolidated Statements of Operations. Trading investments include U.S. Treasuries and are carried at fair value, with realized and unrealized gains or losses included in other, net in the Consolidated Statements of Operations.

The Company assesses whether an impairment loss on its available-for-sale debt securities has occurred due to declines in fair value or other market conditions. When the amortized cost basis of an available-for-sale debt security exceeds its fair value, the security is deemed to be impaired. The portion of an impairment related to credit losses is determined by comparing the present value of cash flows expected to be collected from the security with the amortized cost basis of the security, and is recorded as a charge in the Consolidated Statements of Operations. The remainder of an impairment is recognized in accumulated other comprehensive loss if the Company does not intend to sell the security and it is more likely than not that the Company will not be required to sell the security prior to recovery.

MARKETAXESS HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

Fair Value Financial Instruments

Fair value is defined as “the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.” A three-tiered hierarchy for determining fair value has been established that prioritizes inputs to valuation techniques used in fair value calculations. The three levels of inputs are defined as Level 1 (unadjusted quoted prices for identical assets or liabilities in active markets), Level 2 (inputs that are observable in the marketplace other than those inputs classified in Level 1) and Level 3 (inputs that are unobservable in the marketplace). The Company’s financial assets and liabilities measured at fair value on a recurring basis consist of its money market funds, trading securities, available-for-sale securities, foreign currency forward contracts and contingent consideration payables associated with acquisitions. All other financial instruments are short-term in nature and the carrying amounts reported on the Consolidated Statements of Financial Condition approximate fair value.

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

The allowance for credit losses was $0.8 million and $0.6 million as of March 31, 2023 and December 31, 2022, respectively. The provision for bad debts was $0.2 million and $0.1 million for the three months ended March 31, 2023 and 2022, respectively. Write-offs and other charges against the allowance for credit losses were immaterial for each of the three months ended March 31, 2023 and 2022.

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

MARKETAXESS HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

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

	Three Months Ended March 31,
	2023	2022
	(In thousands)
Commission revenue by fee type
Variable transaction fees
Disclosed trading	$88,128	$87,067
Open Trading – matched principal trading	54,236	42,991
U.S. government bonds - matched principal trading	4,864	4,815
Total variable transaction fees	147,228	134,873
Distribution fees and unused minimum fees	34,763	31,240
Total commissions	$181,991	$166,113

MARKETAXESS HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

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

	Three Months Ended March 31,
	2023	2022
	(In thousands)
Information services revenue by timing of recognition
Services transferred over time	$10,659	$9,485
Services transferred at a point in time	351	324
Total information services revenues	$11,010	$9,809

Post-trade services – Post-trade services revenue is generated from regulatory transaction reporting, trade publication and trade matching services. Customers are generally billed monthly in arrears and revenue is recognized in the period transactions are processed. Revenues billed in advance are deferred and recognized ratably over the contract period. The Company also generates one-time implementation fees for onboarding clients, which are invoiced and recognized in the period the implementation is completed. The following table presents post-trade services revenue by timing of recognition:

	Three Months Ended March 31,
	2023	2022
	(In thousands)
Post-trade services revenue by timing of recognition
Services transferred over time	$9,955	$9,871
Services transferred at a point in time	25	41
Total post-trade services revenues	$9,980	$9,912

Other revenues – Other revenues primarily includes revenue from telecommunications line charges to broker-dealer clients.

Contract liabilities consist of deferred revenues that the Company records when cash payments are received or due in advance of services to be performed. The revenue recognized from contract liabilities and the remaining balance is shown below:

	December 31, 2022	Payments received in advance of services to be performed	Revenue recognized for services performed during the period	Foreign Currency Translation	March 31, 2023
	(In thousands)
Information services	$3,121	$2,666	$(2,995)	$—	$2,792
Post-trade services	869	7,701	(6,874)	19	1,715
Total deferred revenue	$3,990	$10,367	$(9,869)	$19	$4,507

The majority of the Company’s information services and post-trade services contracts are short-term in nature with durations of less than one year. For contracts with original durations extending beyond one year, the aggregate amount of the transaction price allocated to remaining performance obligations was $63.7 million as of March 31, 2023. The Company expects to recognize revenue associated with the remaining performance obligations over the next 52 months.

MARKETAXESS HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

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

MARKETAXESS HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

3. Regulatory Capital Requirements

One of the Company’s U.S. subsidiaries is registered as a broker-dealer and therefore is subject to the applicable rules and regulations of the SEC and the Financial Industry Regulatory Authority (“FINRA”). These rules contain minimum net capital requirements, as defined in the applicable regulations. Certain of the Company’s foreign subsidiaries are regulated by the Financial Conduct Authority (“FCA”) in the U.K. or other foreign regulators and must maintain financial resources, as defined in the applicable regulations, in excess of the applicable financial resources requirement. As of March 31, 2023, each of the Company’s subsidiaries that are subject to these regulations had net capital or financial resources in excess of their minimum requirements. As of March 31, 2023, the Company’s subsidiaries maintained aggregate net capital and financial resources that were $541.0 million in excess of the required levels of $29.0 million.

The Company’s U.S. broker-dealer subsidiary is required to segregate funds in a special reserve bank account for the benefit of customers pursuant to Rule 15c3-3 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). As of March 31, 2023, the U.S. broker-dealer subsidiary had a balance of $51.5 million in its special reserve bank account. This U.S. broker-dealer subsidiary also maintained net capital that was $325.5 million in excess of the required level of $4.2 million.

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

4. Fair Value Measurements

The following table summarizes the valuation of the Company’s assets and liabilities measured at fair value as categorized based on the hierarchy described in Note 2:

	Level 1	Level 2	Level 3	Total
	(In thousands)
As of March 31, 2023
Assets
Money market funds	$35,504	$—	$—	$35,504
Securities available-for-sale
Corporate debt	—	21,832	—	21,832
Trading securities
U.S. Treasuries	—	74,829	—	74,829
Mutual funds held in rabbi trust	—	10,013	—	10,013
Foreign currency forward position	—	814	—	814
Total assets	$35,504	$107,488	$—	$142,992

Liabilities
Contingent consideration payable	$—	$—	$12,447	$12,447
Total liabilities	$—	$—	$12,447	$12,447

As of December 31, 2022
Assets
Money market funds	$59,173	$—	$—	$59,173
Trading securities
U.S. Treasuries	—	74,409	—	74,409
Mutual funds held in rabbi trust	—	9,383	—	9,383
Total assets	$59,173	$83,792	$—	$142,965

Liabilities
Contingent consideration payable	$—	$—	$12,340	$12,340
Foreign currency forward position	—	1,688	—	1,688
Total liabilities	$—	$1,688	$12,340	$14,028

MARKETAXESS HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

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

Liabilities classified within Level 3 reflect contingent consideration payable recognized in connection with acquisitions. Significant unobservable inputs used in the valuation of contingent consideration payable include estimates of client retention, electronic trading volume and variable fees over periods of 18 to 24 months from the acquisition dates. The following table summarizes the change in the Company's Level 3 liabilities for the three months ended March 31, 2023:

	December 31, 2022	Unrealized (Gain)/Loss	March 31, 2023
	(In thousands)
Contingent consideration payable	$12,340	$107	$12,447

The table below presents the range and average significant unobservable inputs used in the valuation of the Company's Level 3 liabilities:

	Valuation Technique	Unobservable Inputs	Range	Average
	($ in thousands)
As of March 31, 2023
Contingent consideration payable	Discounted cash flows	Present value factor	0.99	0.99
		April 2022-March 2023 variable fee	$3,796	$3,796
		Percentage of electronic trading volume	86.0% - 96.6%	91.3%

As of December 31, 2022
Contingent consideration payable	Discounted cash flows	Present value factor	0.99	0.99
		April 2022-March 2023 variable fee	$3,556 - $5,658	$4,607
		Percentage of electronic trading volume	86.0% - 96.6%	91.3%

MARKETAXESS HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

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

	Carrying Value	Fair Value	Level 1	Level 2	Level 3	Total
	(In thousands)
As of March 31, 2023
Financial assets not measured at fair value:
Cash and cash equivalents	$332,780	$332,780	$332,780	$—	$—	$332,780
Cash segregated under federal regulations	51,459	51,459	51,459	—	—	51,459
Accounts receivable, net of allowance	100,184	100,184	—	100,184	—	100,184
Receivables from broker-dealers, clearing organizations and customers	558,254	558,254	118,293	439,961	—	558,254
Total	$1,042,677	$1,042,677	$502,532	$540,145	$—	$1,042,677

Financial liabilities not measured at fair value:
Payables to broker-dealers, clearing organizations and customers	$316,274	$316,274	$—	$316,274	$—	$316,274

As of December 31, 2022
Financial assets not measured at fair value:
Cash and cash equivalents	$371,573	$371,573	$371,573	$—	$—	$371,573
Cash segregated under federal regulations	50,947	50,947	50,947	—	—	50,947
Accounts receivable, net of allowance	78,450	78,450	—	78,450	—	78,450
Receivables from broker-dealers, clearing organizations and customers	476,335	476,335	88,923	387,412	—	476,335
Total	$977,305	$977,305	$511,443	$465,862	$—	$977,305

Financial liabilities not measured at fair value:
Payables to broker-dealers, clearing organizations and customers	$303,993	$303,993	$—	$303,993	$—	$303,993

During the three months ended March 31, 2023 and 2022, there were no transfers between Level 1, Level 2 and Level 3 securities.

MARKETAXESS HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

The Company enters into foreign currency forward contracts as an economic hedge against certain foreign currency transaction gains and losses in the Consolidated Statements of Operations. These forward contracts are for one- or three-month periods and are used to limit exposure to foreign currency exchange rate fluctuations. The Company records the fair value of the asset in prepaid expenses and other assets or the fair value of the liability in accounts payable, accrued expenses and other liabilities in the Consolidated Statements of Financial Condition. The following table summarizes the Company’s foreign currency forward position:

	As of
	March 31, 2023	December 31, 2022
	(In thousands)
Notional value	$60,920	$62,160
Fair value of notional	61,734	60,472
Fair value of the asset (liability)	$814	$(1,688)

Realized and unrealized gains and losses on foreign currency forward contracts are included in other, net in the Consolidated Statements of Operations. The Company recorded a realized loss of $1.7 million and an unrealized gain of $2.5 million for the three months ended March 31, 2023. The Company records collateral deposits with its counterparty bank in prepaid expenses and other assets on the Consolidated Statements of Financial Condition. As of March 31, 2023, the Company did not maintain a collateral deposit with its counterparty bank.

The following table summarizes the Company’s investments:

	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
	(In thousands)
As of March 31, 2023
Securities available-for-sale
Corporate debt	$21,887	$25	$(80)	$21,832
Trading securities
U.S. Treasuries	74,409	420	—	74,829
Mutual funds held in rabbi trust	9,428	585	—	10,013
Total investments	$105,724	$1,030	$(80)	$106,674

As of December 31, 2022
Trading securities
U.S. Treasuries	$74,943	$—	$(534)	$74,409
Mutual funds held in rabbi trust	11,474	—	(2,091)	9,383
Total investments	$86,417	$—	$(2,625)	$83,792

MARKETAXESS HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

The following table summarizes the fair value of the investments based upon the contractual maturities:

	Less than one year	Due in 1 - 5 years	Total
	(In thousands)
As of March 31, 2023
Securities available-for-sale
Corporate debt	$5,809	$16,023	$21,832
Trading securities
U.S. Treasuries	24,923	49,906	74,829
Mutual funds held in rabbi trust	10,013	—	10,013
Total	$40,745	$65,929	$106,674

As of December 31, 2022
Trading securities
U.S. Treasuries	$24,618	$49,791	$74,409
Mutual funds held in rabbi trust	9,383	—	9,383
Total	$34,001	$49,791	$83,792

Proceeds from the sales and maturities of investments during the three months ended March 31, 2023 were $1.0 million. Net realized losses on available-for-sale securities were less than $0.1 million for the three months ended March 31, 2023. Net unrealized losses on available-for-sale securities were $0.1 million for the three months ended March 31, 2023. Net unrealized gains on trading securities were $1.0 million for the three months ended March 31, 2023. Net unrealized losses on trading securities were $1.0 million for the three months ended March 31, 2022.

The following table provides fair values and unrealized losses on the Company’s available-for-sale investments and the aging of securities’ continuous unrealized loss position as of March 31, 2023:

	Less than Twelve Months		Twelve Months or More		Total
	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses
	(In thousands)
As of March 31, 2023
Corporate debt	$15,253	$(80)	$—	$—	$15,253	$(80)

During the three months ended March 31, 2023 the Company did not recognize any credit losses on its available-for-sale securities. The unrealized losses on securities are due to changes in interest rates and market liquidity.

5. Receivables from and Payables to Broker-dealers, Clearing Organizations and Customers

Receivables from and payables to broker-dealers, clearing organizations and customers consisted of the following:

	March 31, 2023	December 31, 2022
Receivables from broker-dealers, clearing organizations and customers:	(In thousands)
Securities failed-to-deliver – broker-dealers and clearing organizations	$126,082	$144,523
Securities failed-to-deliver – customers	306,736	235,056
Deposits with clearing organizations and broker-dealers	118,293	88,923
Other	7,143	7,833
Total	$558,254	$476,335

Payables to broker-dealers, clearing organizations and customers:
Securities failed-to-receive – broker-dealers and clearing organizations	$195,910	$224,816
Securities failed-to-receive – customers	107,206	71,828
Other	13,158	7,349
Total	$316,274	$303,993

MARKETAXESS HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

6. Acquisitions and Equity Investments

In May 2022, the Company invested $34.4 million to acquire a minority ownership stake in RFQ–hub Holdings LLC, an entity formed with a consortium of market participants to support the growth of RFQ-hub, a multi-asset request for quote platform. The Company possesses significant influence over RFQ–hub Holdings LLC and is accounting for its investment under the equity method of accounting. As of March 31, 2023, the Company’s investment is recorded at carrying value of $35.7 million within prepaid expenses and other assets on the Consolidated Statements of Financial Condition. The Company’s proportionate share of RFQ–hub Holdings LLC’s net earnings was $0.2 million for the three months ended March 31, 2023 and is recorded within equity in earnings of unconsolidated affiliate on the Consolidated Statements of Operations.

On April 9, 2021, the Company acquired MuniBrokers LLC (“MuniBrokers”), a central electronic venue serving municipal bond brokers and dealers. As part of the purchase price, the Company recorded $22.5 million of contingent consideration payable, which was included within accounts payable, accrued expenses, and other liabilities on the Consolidated Statements of Financial Condition. In 2022, the Company recognized a decrease of $1.6 million to the contingent consideration payable due to the finalization of the first earn-out period consideration, which was recorded as a gain in other, net on the Consolidated Statements of Operations. In May 2022, the Company made a payment of $8.3 million to settle the first earn-out period consideration. As of March 31, 2023, the remaining outstanding contingent consideration payable was $12.4 million.

7. Goodwill and Intangible Assets

Goodwill and intangible assets with indefinite lives were $154.8 million as of each of March 31, 2023 and December 31, 2022. Intangible assets that are subject to amortization, including the related accumulated amortization, are comprised of the following:

	March 31, 2023			December 31, 2022
	Cost	Accumulated amortization	Net carrying amount	Cost	Accumulated amortization	Net carrying amount
	(In thousands)

Customer relationships	$130,586	$(38,234)	$92,352	$129,991	$(34,310)	$95,681
Technology and other intangibles	11,430	(9,371)	2,059	11,430	(9,046)	2,384
Total	$142,016	$(47,605)	$94,411	$141,421	$(43,356)	$98,065

Amortization expense associated with identifiable intangible assets was $4.1 million and $4.0 million for the three months ended March 31, 2023 and 2022, respectively. Annual estimated total amortization expense is $17.4 million, $15.1 million, $12.2 million, $10.4 million and $9.1 million for the years ended December 31, 2023 through 2027, respectively.

8. Income Taxes

The Company's provision for income taxes includes U.S. federal, state and local, and foreign taxes. The Company’s effective tax rate was 25.0% and 28.4% for the three months ended March 31, 2023 and 2022, respectively. During the three months ended March 31, 2022, the Company's provision for income taxes included $3.2 million of expense related to a settlement with New York State to resolve the 2010 to 2014 audits. The Company’s effective tax rate can vary from period to period depending on geographic mix of our earnings, changes in tax legislation and tax rates and the amount and timing of excess tax benefits related to share-based payments, among other factors.

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

MARKETAXESS HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

9. Stock-Based Compensation Plans

Equity Incentive Plan

The Company maintains the MarketAxess Holdings Inc. 2020 Equity Incentive Plan (the “2020 Plan”), which provides for the grant of stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, performance units, or other stock-based awards as incentives to encourage employees, consultants and non-employee directors to participate in the long-term success of the Company. As of March 31, 2023, there were 2,442,744 shares available for grant under the 2020 Plan.

Total stock-based compensation expense was as follows:

	Three Months Ended March 31,
	2023	2022
	(In thousands)
Employees	$7,100	$7,642
Non-employee directors	388	457
Total stock-based compensation	$7,488	$8,099

The Company records stock-based compensation expense for employees in employee compensation and benefits and for non-employee directors in general and administrative expenses in the Consolidated Statements of Operations.

During the three months ended March 31, 2023, the Company granted a total of (i) 62,401 restricted stock units, (ii) 13,908 options to purchase shares of common stock and (iii) performance stock units with an expected pay-out at target of 18,263 shares of common stock. The fair values of the restricted stock units and performance stock units were based on a weighted-average fair value per unit at the grant date of $357.66 and $358.53, respectively. Based on the Black-Scholes option pricing model, the weighted-average fair value for each option granted was $123.47 per share.

As of March 31, 2023, the total unrecognized compensation cost related to all non-vested awards was $60.2 million. That cost is expected to be recognized over a weighted-average period of 1.7 years.

Employee Stock Purchase Plan

The Company maintains the MarketAxess Holdings Inc. 2022 Employee Stock Purchase Plan (the “ESPP”). The ESPP has a series of six-month offering periods, with a new offering period beginning on the first trading day on or after February 16 and August 16 of each year. Subject to certain limitations, employees may contribute up to $2,000 of such employee’s total eligible compensation per month towards the purchase of common stock via payroll deductions. Shares are purchased at a 15% discount off the lesser of: (i) the fair market value per share on the first day of each offering period; and (ii) the fair market value per share on the purchase date, but in no event less than par value. The Company issued 1,928 shares of common stock on February 15, 2023 under the ESPP. As of March 31, 2023, there were 119,293 shares available for purchase under the ESPP.

10. Earnings Per Share

The following table sets forth basic and diluted weighted average shares outstanding used to compute earnings per share:

	Three Months Ended March 31,
	2023	2022
	(In thousands, except per share amounts)
Basic weighted average shares outstanding	37,478	37,384
Dilutive effect of stock options and restricted stock	167	440
Diluted weighted average shares outstanding	37,645	37,824

Basic earnings per share	$1.96	$1.73
Diluted earnings per share	1.96	1.71

Stock options and restricted stock totaling 179,147 shares and 174,642 shares for the three months ended March 31, 2023 and 2022, respectively, were excluded from the computation of diluted earnings per share because their effect would have been antidilutive. The computation of diluted shares can vary among periods due, in part, to the change in the average price of the Company’s common stock.

MARKETAXESS HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

11. Credit Agreements and Short-term Financing

Credit Agreement

On October 15, 2021, the Company entered into a three-year revolving credit facility (the “Credit Agreement”) provided by a syndicate of lenders and JPMorgan Chase Bank, N.A., as administrative agent, which provides aggregate commitments totaling $500.0 million, consisting of a revolving credit facility and a $5.0 million letter of credit sub-limit for standby letters of credit and a $50.0 million sub-limit for swingline loans. The Credit Agreement will mature on October 15, 2024, with the Company's option to request up to two additional 364-day extensions at the discretion of each lender and subject to customary conditions. Subject to satisfaction of certain specified conditions, the Company is permitted to upsize the Credit Agreement by up to $250.0 million in total.

Borrowings under the Credit Agreement bore interest at a rate per annum equal to the base rate or adjusted LIBOR plus an applicable margin that varies with the Company’s consolidated total leverage ratio. On March 28, 2023, the Company entered into a first amendment to the Credit Agreement, which among other things, established customary Secured Overnight Financing Rate (“SOFR”) provisions in lieu of the London Interbank Offered Rate (“LIBOR”) provisions set forth in the Credit Agreement. Following such amendment, borrowings under the Credit Agreement will bear interest at a rate per annum equal to the alternate base rate or the adjusted term SOFR rate, plus an applicable margin that varies with the Company’s consolidated total leverage ratio.

The Credit Agreement requires that the Company satisfy certain covenants, including a requirement to not exceed a maximum consolidated total leverage ratio. As of March 31, 2023, the Company had no letters of credit outstanding and $500.0 million in available borrowing capacity under the Credit Agreement. The Company incurred $0.1 million of interest expense under the Credit Agreement for each of the three months ended March 31, 2023 and 2022.

Uncommitted Collateralized Agreements

In connection with its self-clearing operations, the Company’s U.S. broker-dealer subsidiary maintains agreements with its settlement bank to allow the subsidiary to borrow in the aggregate of up to $450.0 million on an uncommitted basis, collateralized by eligible securities pledged by the subsidiary to the settlement bank, subject to certain haircuts. Borrowings under these agreements will bear interest at a base rate per annum equal to the higher of the upper range of the Federal Funds Rate, 0.25% or one-month SOFR, plus 1.00%.

The Company incurred $0.1 million of interest expense on borrowings under such agreements during the three months ended March 31, 2023. The Company incurred no interest expense on borrowings under such agreements during the three months ended March 31, 2022. As of March 31, 2023, the Company had no borrowings outstanding and up to $450.0 million in available uncommitted borrowing capacity under such agreements.

Short-term Financing

Under arrangements with their settlement banks, certain of the Company’s U.S. and U.K. operating subsidiaries may receive overnight financing in the form of bank overdrafts. The Company incurred interest expense on such overnight financing of $0.1 million for each of the three months ended March 31, 2023 and 2022. As of March 31, 2023, the Company had no overdrafts payable outstanding.

MARKETAXESS HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

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

The following table presents the components of lease expense for the three months ended March 31, 2023 and 2022:

		Three Months Ended March 31,
Lease cost:	Classification	2023	2022
		(In thousands)
Operating lease cost	Occupancy	$3,111	$3,310
Operating lease cost for subleased/assigned properties	Other, net	—	456
Variable lease costs	Occupancy	51	7
Sublease income subleased/assigned properties	Other, net	—	(390)
Net lease cost		$3,162	$3,383

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

The weighted average remaining lease term and weighted average discount rate are as follows:

	As of
Lease Term and Discount Rate	March 31, 2023	December 31, 2022
Weighted average remaining lease term (in years)	10.4	10.6
Weighted average discount rate	5.9%	5.9%

The following table presents the maturity of lease liabilities as of March 31, 2023:

(In thousands)
2023	$8,292
2024	11,533
2025	11,339
2026	10,840
2027	8,467
2028 and thereafter	59,648
Total lease payments	110,119
Less: imputed interest	28,802
Present value of lease liabilities	$81,317

MARKETAXESS HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

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

Other

The Company, through certain of its subsidiaries, executes bond transactions between its institutional investor and broker-dealer clients on a matched principal basis by serving as counterparty to both the buyer and the seller in trades. The Company’s U.S. broker-dealer subsidiary operates under a self-clearing model for the settlement of such transactions. The Company’s subsidiaries also settle their transactions through third-party clearing brokers or settlement agents. Settlement typically occurs within one to two trading days after the trade date. Cash settlement of the transaction occurs upon receipt or delivery of the underlying instrument that was traded. Under both the self-clearing and the third-party clearing models, the Company may be exposed to credit risk in the event a counterparty does not fulfill its obligation to complete a transaction or if there is an error in executing a matched principal transaction. Pursuant to the terms of the securities clearing agreements, each third-party clearing broker has the right to charge the Company for any losses they suffer resulting from a counterparty’s failure on any of the Company’s trades. The Company did not record any liabilities or losses with regard to counterparty failures for the three months ended March 31, 2023 and 2022.

In the normal course of business, the Company enters into contracts that contain a variety of representations, warranties and indemnification provisions. The Company’s maximum exposure under these arrangements is unknown, as this would involve future claims that may be made against the Company that have not yet occurred. However, based on experience, the Company expects the risk of material loss to be remote.

14. Share Repurchase Programs

In January 2021, the Board of Directors authorized a new share repurchase program for up to $100.0 million that commenced in April 2021 and was exhausted in January 2022. In January 2022, the Board of Directors authorized a new share repurchase program for up to $150.0 million. There were no shares repurchased in connection with our share repurchase program during the three months ended March 31, 2023. Shares repurchased under each program will be held in treasury for future use.

MARKETAXESS HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

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

For the three months ended March 31, 2023 and 2022, the U.K. was the only individual foreign country in which the Company had a subsidiary that accounted for 10% or more of the total revenues or total long-lived assets. Revenues and long-lived assets are attributed to a geographic area based on the location of the particular subsidiary. Long-lived assets are defined as furniture, equipment, leasehold improvements and capitalized software. Revenues for the three months ended March 31, 2023 and 2022 and long-lived assets as of March 31, 2023 and December 31, 2022 were as follows:

	Three Months Ended March 31,
	2023	2022
	(In thousands)
Revenues
Americas	$161,573	$150,556
Europe	36,736	30,736
Asia	4,860	4,765
Total	$203,169	$186,057

	As of
	March 31, 2023	December 31, 2022
	(In thousands)
Long-lived assets, as defined
Americas	$81,280	$82,008
Europe	17,295	17,723
Asia	558	525
Total	$99,133	$100,256

16. Cash and Cash Equivalents and Restricted Cash

The following table provides a reconciliation of cash and cash equivalents together with restricted or segregated cash as reported within the Consolidated Statements of Financial Condition to the sum of the same such amounts shown in the Consolidated Statements of Cash Flows:

	Statement of Financial Condition Location	March 31, 2023	December 31, 2022
		(In thousands)
Cash and cash equivalents	Cash and cash equivalents	$332,780	$430,746
Cash segregated for regulatory purposes	Cash segregated under federal regulations	51,459	50,947
Deposits with clearing organizations and broker-dealers	Receivables from broker-dealers, clearing organizations and customers	118,293	88,923
Other deposits	Prepaid expenses and other assets	108	2,048
Total		$502,640	$572,664

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This report contains certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements may be identified by words such as “expects,” “intends,” “anticipates,” “plans,” “believes,” “seeks,” “estimates,” “will,” or words of similar meaning and include, but are not limited to, statements regarding the outlook for our future business and financial performance. Forward-looking statements are based on management’s current expectations and assumptions, which are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict. It is routine for our internal projections and expectations to change as the year or each quarter in the year progresses, and therefore it should be clearly understood that the internal projections and beliefs upon which we base our expectations may change prior to the end of each quarter or the year. Although these expectations may change, we undertake no obligation to revise or update any forward-looking statements contained in this report, except to the extent required by applicable law. Our Company’s policy is generally to provide our expectations only once per quarter, and not to update that information until the next quarter. Actual future events or results may differ, perhaps materially from those contained in the projections or forward-looking statements. Factors that could cause or contribute to such differences include those discussed below and elsewhere in this report, particularly in the section captioned Part II, Item 1A, “Risk Factors,” and in our Form 10-K for the year ended December 31, 2022, including in Part I, Item 1A, “Risk Factors” and Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Executive Overview

MarketAxess operates leading electronic trading platforms delivering greater trading efficiency, a diversified pool of liquidity and significant cost savings to our clients across the global fixed-income markets. Over 2,000 institutional investor and broker-dealer firms use our patented trading technology to efficiently trade U.S. high-grade bonds, U.S. high-yield bonds, emerging market debt, Eurobonds, municipal bonds, U.S. government bonds and other fixed-income securities. Our award-winning Open Trading marketplace is widely regarded as the preferred all-to-all trading solution in the global credit markets, creating a unique liquidity pool for a broad range of credit market participants. Drawing on a diverse set of trading protocols, including request-for-quote, live order books, sessions-based trading and portfolio trading solutions, as well as our deep data and analytical resources, we believe that we connect the most robust network of participants through a full trading lifecycle solution that also includes automated trading solutions, intelligent data and index products and a range of post-trade services.

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

Our objective is to provide the leading global electronic trading platforms for fixed-income securities, connecting broker-dealers and institutional investors more easily and efficiently, while offering a broad array of trading information and technology services to market participants across the trading cycle. The key elements of our strategy are discussed in Part I, Item 1. “Business – Our Strategy” of our Form 10-K for the year ended December 31, 2022.

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

We experienced improving operating conditions in the first quarter of 2023 compared to the first quarter of 2022, with credit spreads widening, increased volatility and higher U.S. high-grade market volumes. In the three months ended March 31, 2023, market volumes in U.S. high-grade corporate bonds as reported by FINRA’s Trade Reporting and Compliance Engine (“TRACE”) increased 19.9% compared to the three months ended March 31, 2022. Our trading volumes increased during the three months ended March 31, 2023 due mainly to increases in our estimated market share in several of our product areas. A significant rise in corporate bond yields during the three months ended March 31, 2023 relative to the prior year period contributed to a decrease in the duration of the bonds traded on our platforms, which had a negative effect on our average variable transaction fee per million, principally in U.S. high-grade, relative to the prior year. We believe our U.S. high-grade market volumes were negatively impacted by the dislocation in the banking sector that occurred in March 2023 as the use of electronic trading platforms by market participants decreased dramatically for distressed bonds during this period of increased volatility.

The closures of Silicon Valley Bank and Signature Bank in March 2023 have created bank-specific and broader financial institution liquidity risk and concerns. Future adverse developments with respect to specific financial institutions or the broader financial services industry may lead to market-wide liquidity shortages, impair the ability of companies to access working capital needs, and create additional market and economic uncertainty.

There has been increased demand for green bonds and other securities linked to environmental, social and governance factors in the fixed-income markets in which we operate. Based on the interest we are receiving from investors, we expect such increased demand to continue.

Because the majority of our assets are short-term in nature, they are not significantly affected by inflation. However, the rate of inflation has, and may continue to affect our expenses, such as employee compensation, technology and communications expenses, which may not be readily recoverable in the prices of our services. To the extent inflation continues to result in rising interest rates or has other adverse effects on the securities markets or the economy, it may adversely affect our financial position and results of operations.

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

Regulatory Environment

Our business is subject to extensive regulations in the United States and internationally, which may expose us to significant regulatory risk and cause additional legal costs to ensure compliance. The existing legal framework that governs the financial markets is periodically reviewed and amended, resulting in the enactment and enforcement of new laws and regulations that apply to our business. The SEC recently proposed rules that will expand Regulation ATS and Regulation SCI to alternative trading systems (ATS) that trade government securities and amend the SEC rule regarding the definition of an “exchange” to include Communication Protocol Systems, such as our RFQ protocols. Based on these proposed rules, we expect that we will have to operate all of our trading protocols in compliance with Regulation ATS and we could become subject to Regulation SCI for certain parts of our business in the future. The SEC has also adopted final rule amendments that, effective May 2024, will shorten the standard settlement cycle for most broker-dealer securities transactions from two business days after the trade date (T+2) to one business day after the trade date (T+1). The shortening of the settlement cycle will lead to a reduction in the length of exposure to trading counterparties and lower margin requirements for our clearing operations, but it is also expected to increase the operational costs and complexities associated with cross border transactions conducted on our platforms. The impact of any of these reform efforts on us and our operations remains uncertain.

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

For further description of the regulations which govern our business, see Part1, Item I. “Business – Government Regulation” of our Form 10-K for the year ended December 31, 2022.

Technology Environment

We must continue to enhance and improve our electronic trading platforms. The electronic financial services industry is characterized by increasingly complex systems and infrastructures and new business models. Our future success will depend on our ability to enhance our existing products and services, develop and/or license new products and technologies that address the increasingly sophisticated and varied needs of our existing and prospective broker-dealer and institutional investor clients and respond to technological advances and emerging industry and regulatory standards and practices on a cost-effective and timely basis. We plan to continue to focus on technology infrastructure initiatives and improving our platforms with the goal of further enhancing our leading market position.

As the overall share of electronic trading grows in global credit products, we are experiencing continued demand for, and growth in, our automated trading solutions. We support a large and growing base of dealer market making algorithms. In the first quarter of 2023, there were 7.2 million dealer algorithmic responses on our platforms, up 35.7% from the first quarter of 2022. In addition, dealers are increasingly using algorithmic responses to execute larger trades. Trading volumes in Auto-X RFQ, one of our automated trading protocols, rose to $68.7 billion in the first quarter of 2023, up 39.2% from $49.3 billion in the first quarter of 2022.

We experience, and are not immune from, cyber-attacks and attempted data security breaches from time to time. However, MarketAxess has not experienced any material information security breaches in at least the past three years. Cybersecurity incidents could impact revenue and operating income and increase costs. We therefore continue to make investments in our cybersecurity infrastructure and training of employees, which may result in increased costs, to strengthen our cybersecurity measures.

See also Part I, Item 1A. - “Risk Factors, Technology, IT Systems and Cybersecurity Risks” of our Form 10-K for the year ended December 31, 2022.

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

As further described under “— Critical Factors Affecting our Industry and our Company — Economic, Political and Market Factors” and “— Results of Operations — Three Months Ended March 31, 2023 Compared to Three Months Ended March 31, 2022,” our trading volumes increased and our average variable transaction fee per million decreased compared to the three months ended March 31, 2022.

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

Commissions for high-yield bonds, emerging markets bonds, Eurobonds, municipal bonds and leveraged loans generally vary based on the type of the instrument traded using standard fee schedules. Our high-yield fee plan structure is similar to our U.S. high-grade fee plans. Certain dealers participate in a high-yield fee plan that incorporates a variable transaction fee and a fixed distribution fee, while other dealers participate in a plan that does not contain monthly distribution fees and instead incorporates additional per transaction execution fees and minimum monthly fee commitments.

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

Post-trade Services

We generate revenue from regulatory transaction reporting, trade publication and trade matching services. Customers are generally billed in the current month or monthly in arrears and revenue is recognized in the period that the transactions are processed. Revenues billed in advance are deferred and recognized ratably over the contract period. We also generate one-time implementation fees for onboarding clients, which are invoiced and recognized in the period the implementation is complete.

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

Stock-based compensation

We maintain the 2020 Plan, which provides for the grant of stock options, stock appreciation rights, restricted stock, performance shares, performance units, restricted stock units, performance stock units, or other stock-based awards as incentives to encourage employees, consultants and non-employee directors to participate in our long-term success. We make critical accounting estimates related to performance shares and performance stock units granted under the 2020 Plan.

In 2020, annual performance share awards (“PSAs”), and in 2021 and 2022, performance stock units (together with the PSAs, “performance equity awards”) were granted to the executive officers and certain senior managers. Each performance equity award is earned or forfeited based on our level of achievement of certain predetermined metrics, including pre-tax adjusted operating margin and market share for the 2020 and 2021 awards, and pre-tax adjusted operating margin, U.S. credit market share, and revenue growth excluding U.S. credit for the 2022 awards. The vested share pay-out ranges from zero to 150% for the awards granted in 2020, and zero to 200%, for the awards granted in 2021 and 2022, of the performance equity award target. The number of performance equity awards that vest, if any, will be determined by the level of achievement of the performance metrics during the three-year performance periods, as certified by the Board following the conclusion of the performance period. In addition, participants must provide continued service through the vesting date (subject, to death, disability and, in the case of the awards granted in 2021 and 2022, qualified retirement exceptions). Compensation expense for performance equity awards is measured using the fair value of our stock at the grant date and estimates of future performance and actual share payouts. Each period, we make estimates of the current expected share payouts and adjust the life-to-date compensation expense recognized since the grant date. As of March 31, 2023, a 10% change in the expected final share payouts would increase or decrease the life-to-date compensation expense by $1.8 million. The estimated final share payouts for the 2020 and 2021 awards as of March 31, 2023 decreased 1.0% compared to December 31, 2022.

Contingent consideration payable

In connection with our acquisition of MuniBrokers, we recognized contingent consideration payable with final payment due approximately two years from the acquisition date. This contingent consideration payable is classified as a Level 3 liability in the fair value hierarchy and is valued using unobservable inputs and estimates of various factors, including client retention rates, electronic order flow levels, future license fees we earn and discount rates. Changes in these estimates or the final figures on the payment dates could have an impact on the contingent consideration payable liability we record on our balance sheet. As of March 31, 2023, a 10% change in the projected annual subscription and license fees would not have a material impact on the expected contingent consideration payable. As of March 31, 2023, the remaining outstanding contingent consideration payable was $12.4 million. Refer to Note 4 to the Consolidated Financial Statements for more information related to the changes in contingent consideration payable during the three months ended March 31, 2023.

Recent Accounting Pronouncements

See Note 2 to the Consolidated Financial Statements for a discussion of recent accounting pronouncements.

Segment Results

We operate electronic platforms for the trading of fixed-income securities and provide related data, analytics, compliance tools and post-trade services. We consider our operations to constitute a single business segment because of the highly integrated nature of these products and services, the financial markets in which we compete and our worldwide business activities. We believe that results by geographic region or client sector are not necessarily meaningful in understanding our business. See Note 15 to the Consolidated Financial Statements for certain geographic information about our business required by GAAP.

Results of Operations

Three Months Ended March 31, 2023 Compared to Three Months Ended March 31, 2022

The following table summarizes our financial results for the three months ended March 31, 2023 and 2022.

	Three Months Ended March 31,
	2023	2022	$ Change	% Change
	($ in thousands, except per share amounts)
Revenues	$203,169	$186,057	$17,112	9.2%
Expenses	107,813	97,953	9,860	10.1
Operating income	95,356	88,104	7,252	8.2
Other income (expense)	2,839	2,315	524	22.6
Income before income taxes	98,195	90,419	7,776	8.6
Provision for income taxes	24,567	25,650	(1,083)	(4.2)
Net income	$73,628	$64,769	$8,859	13.7%

Net income per common share – Diluted	$1.96	$1.71	$0.25	14.6%

Changes in average foreign currency exchange rates compared to the U.S. dollar had the effect of decreasing revenues and expenses by $2.6 million and $2.1 million, respectively, for the three months ended March 31, 2023.

Revenues

Our revenues for the three months ended March 31, 2023 and 2022, and the resulting dollar and percentage changes, were as follows:

	Three Months Ended March 31,
	2023		2022
	($ in thousands)
		% of Revenues		% of Revenues	$ Change	% Change
Commissions	$181,991	89.6%	$166,113	89.3%	$15,878	9.6%
Information services	11,010	5.4	9,809	5.3	1,201	12.2
Post-trade services	9,980	4.9	9,912	5.3	68	0.7
Other	188	0.1	223	0.1	(35)	(15.7)
Total revenues	$203,169	100.0%	$186,057	100.0%	$17,112	9.2%

Commissions. Our commission revenues for the three months ended March 31, 2023 and 2022, and the resulting dollar and percentage changes, were as follows:

	Three Months Ended March 31,
	2023	2022	$ Change	% Change
	($ in thousands)
Variable transaction fees
Credit	$140,970	$128,682	$12,288	9.5%
Rates	6,258	6,191	67	1.1
Total variable transaction fees	147,228	134,873	12,355	9.2

Fixed distribution fees
Credit	34,684	31,178	3,506	11.2
Rates	79	62	17	27.4
Total fixed distribution fees	34,763	31,240	3,523	11.3
Total commissions	$181,991	$166,113	$15,878	9.6%

Credit variable transaction fees increased $12.3 million driven by a 14.6% increase in trading volume, partially offset by a 4.4% decrease in average variable transaction fee per million. Open Trading credit volume totaled $279.4 billion during the three months ended March 31, 2023, up 20.7%, and Open Trading credit variable transaction fees represented 36.5% and 31.7% of total variable transaction fees for the three months ended March 31, 2023 and 2022, respectively.

Credit fixed distribution fees increased $3.5 million mainly due to new dealers on fixed distribution fee plans and certain dealers moving to plans with higher fixed distribution fees.

Our trading volumes for the three months ended March 31, 2023 and 2022 were as follows:

	Three Months Ended March 31,
	2023	2022	$ Change	% Change
	($ in millions)
Trading volume data
Credit
High-grade	$392,715	$342,093	$50,622	14.8%
High-yield	122,873	100,826	22,047	21.9
Emerging markets	191,841	189,740	2,101	1.1
Eurobonds	118,366	94,077	24,289	25.8
Other credit	28,683	19,075	9,608	50.4
Total credit	854,478	745,811	108,667	14.6

Rates
U.S. government bonds	1,491,292	1,554,716	(63,424)	(4.1)
Agency and other government bonds	27,061	26,518	543	2.0
Total rates	1,518,353	1,581,234	(62,881)	(4.0)

Total trading volume	$2,372,831	$2,327,045	$45,786	2.0

Number of U.S. Trading Days	62	62
Number of U.K. Trading Days	64	63

For volume reporting purposes, transactions in foreign currencies are converted to U.S. dollars at average monthly rates. The 14.8% increase in our U.S. high-grade volume was principally due to an increase in overall market volume. Estimated U.S. high-grade TRACE volume increased by 19.9% to $2.0 trillion for the three months ended March 31, 2023. Our estimated market share of total U.S. high-grade corporate bond volume decreased to 19.9% for the three months ended March 31, 2023 from 20.7% for the three months ended March 31, 2022.

High-yield, emerging markets and Eurobond volumes increased by 21.9%, 1.1%, and 25.8%, respectively, mainly due to increases in our estimated market share. Other credit volumes increased 50.4%, driven by higher municipal bonds volume on higher estimated market share. Rates trading volume decreased 4.1%, primarily due to a decrease in estimated U.S. government bonds dealer-to-dealer average daily trading volume.

Our average variable transaction fee per million for the three months ended March 31, 2023 and 2022 was as follows:

	Three Months Ended March 31,
	2023	2022	$ Change	% Change
Average variable transaction fee per million
Credit	$164.98	$172.54	$(7.56)	(4.4)%
Rates	4.12	3.92	0.20	5.1

Credit average variable transaction fee per million decreased 4.4% to $164.98 per million for the three months ended March 31, 2023 mainly due to a decrease in the duration of U.S. high-grade bonds traded on our platforms.

Information Services. Information services revenue increased $1.2 million for the three months ended March 31, 2023 mainly due to net new data contract revenue of $1.7 million partially offset by the negative impact of foreign currency fluctuations of $0.5 million.

Post-Trade Services. Post-trade services revenue increased $0.1 million for the three months ended March 31, 2023 principally due to net new contract revenue of $0.8 million, partially offset by the negative impact of foreign currency fluctuations of $0.7 million.

Expenses

The following table summarizes our expenses for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
	2023	2022	$ Change	% Change
	($ in thousands)
Expenses
Employee compensation and benefits	$52,315	$47,756	$4,559	9.5%
Depreciation and amortization	16,461	15,174	1,287	8.5
Technology and communications	14,999	12,192	2,807	23.0
Professional and consulting fees	7,127	9,621	(2,494)	(25.9)
Occupancy	3,611	3,387	224	6.6
Marketing and advertising	2,995	1,789	1,206	67.4
Clearing costs	4,545	4,575	(30)	(0.7)
General and administrative	5,760	3,459	2,301	66.5
Total expenses	$107,813	$97,953	$9,860	10.1%

Employee compensation and benefits increased by $4.6 million, primarily due to increases in salaries, taxes and benefits on higher employee headcount of $4.0 million, higher employee incentive compensation of $0.3 million and stock-based compensation of $0.3 million.

Depreciation and amortization increased by $1.3 million, primarily due to higher amortization of software development costs of $1.3 million. For the three months ended March 31, 2023 and 2022, $0.2 million and $1.4 million, respectively, of equipment purchases and leasehold improvements and $10.7 million and $9.4 million, respectively, of software development costs were capitalized.

Technology and communications expenses increased by $2.8 million, primarily due to higher software subscription costs of $2.3 million and higher data center hosting costs of $0.8 million, offset by lower market data costs of $0.2 million.

Professional and consulting fees decreased by $2.5 million, primarily due to lower acquisition-related integration consulting fees of $1.0 million, lower other consulting fees of $1.3 million and lower consulting costs related to our self-clearing operations of $0.2 million.

Occupancy expenses increased by $0.2 million, primarily due to higher utilities expenses.

Marketing expenses increased by $1.2 million, primarily due to increasing advertising and travel and entertainment costs which had been reduced by the COVID-19 pandemic.

General and administrative expenses increased by $2.3 million, primarily due to higher office-related administration and training costs of $0.6 million, higher litigation reserves of $0.5 million, higher subscription costs of $0.5 million, higher travel and entertainment costs of $0.4 million, and higher regulatory fees of $0.2 million.

Other Income (Expense)

Our other income (expense) for the three months ended March 31, 2023 and 2022, and the resulting dollar and percentage changes, were as follows:

	Three Months Ended March 31,
	2023	2022	$ Change	% Change
	($ in thousands)
Interest income	$4,249	$59	$4,190	NM
Interest expense	(130)	(173)	43	(24.9)%
Equity in earnings of unconsolidated affiliate	204	—	204	NM
Other, net	(1,484)	2,429	(3,913)	NM
Total other income (expense)	$2,839	$2,315	$524	22.6%
NM - not meaningful

Interest income increased $4.2 million due to higher interest rates.

Equity in earnings of unconsolidated affiliate represents the proportionate share of net income of our equity method investee.

Other, net decreased by $3.9 million principally due to higher foreign exchange losses. Other, net for the three months ended March 31, 2022 included a gain of $1.6 million related to revaluation of contingent consideration payable.

Provision for Income Taxes

The provision for income taxes and effective tax rate for the three months ended March 31, 2023 and 2022 were as follows:

	Three Months Ended March 31,
	2023	2022	$ Change	% Change
	($ in thousands)
Provision for income taxes	$24,567	$25,650	$(1,083)	(4.2)%

Effective tax rate	25.0%	28.4%

During the three months ended March 31, 2022, the Company's provision for income taxes included $3.2 million of expense related to a settlement with New York State to resolve the 2010 to 2014 audits. Our consolidated effective tax rate can vary from period to period depending on the geographic mix of our earnings, changes in tax legislation and tax rates and the amount and timing of excess tax benefits related to share-based payments, among other factors.

Liquidity and Capital Resources

During the three months ended March 31, 2023, we have met our funding requirements through cash on hand, internally generated funds and short-term borrowings. Cash and cash equivalents and investments totaled $439.5 million as of March 31, 2023. Our investments generally consist of investment-grade corporate bonds and U.S. Treasury securities. We limit the amounts that can be invested in any single issuer and invest in short- to intermediate-term instruments whose fair values are less sensitive to interest rate changes.

In October 2021, we entered into the Credit Agreement, which provides aggregate commitments totaling $500.0 million, consisting of a revolving credit facility and a $5.0 million letter of credit sub-limit for standby letters of credit and a $50.0 million sub-limit for swingline loans. The Credit Agreement will mature on October 15, 2024, with our option to request up to two additional 364-day extensions at the discretion of each lender and subject to customary conditions. As of March 31, 2023, we had no borrowings or letters of credit outstanding and $500.0 million in available borrowing capacity under the Credit Agreement. The Credit Agreement requires that we satisfy certain covenants, including a requirement to not exceed a maximum consolidated total leverage ratio. We were in compliance with all applicable covenants at March 31, 2023. See Note 11 to the Consolidated Financial Statements for a discussion of the Credit Agreement.

In connection with its self-clearing operations, our U.S. broker-dealer subsidiary maintains agreements with its settlement bank to allow the subsidiary to borrow in the aggregate of up to $450.0 million on an uncommitted basis, collateralized by eligible securities pledged by the subsidiary to the settlement bank, subject to certain haircuts. Borrowings under these agreements will bear interest at a base rate per annum equal to the higher of the upper range of the Federal Funds Rate, 0.25% or one-month SOFR, plus 1.00%. As of March 31, 2023, the subsidiary had no borrowings outstanding and up to $450.0 million in available uncommitted borrowing capacity under such agreements. See Note 11 to the Consolidated Financial Statements for a discussion of these agreements.

Under arrangements with their settlement banks, certain of our U.S. and U.K. operating subsidiaries may receive overnight financing in the form of bank overdrafts. As of March 31, 2023, we had no overdrafts payable outstanding.

As a result of our self-clearing and settlement activities, we are required to finance certain transactions, maintain deposits with various clearing organizations and clearing broker-dealers and maintain a special reserve bank account for the benefit of customers pursuant to Rule 15c3-3 of the Exchange Act. As of March 31, 2023, the aggregate amount of the positions financed, deposits and customer reserve balances associated with our self-clearing and settlement activities was $298.5 million. These requirements can fluctuate based on trading activity, market volatility or other factors which may impact our liquidity or require us to use our capital resources.

Cash Flows for the Three Months Ended March 31, 2023 Compared to the Three Months Ended March 31, 2022

Our cash flows were as follows:

	Three Months Ended March 31,
	2023	2022	$ Change	% Change
	($ in thousands)
Net cash provided by (used in) operating activities	$7,527	$(23,730)	$31,257	NM
Net cash (used in) investing activities	(32,754)	(10,821)	(21,933)	202.7%
Net cash (used in) financing activities	(48,142)	(86,467)	38,325	(44.3)
Effect of exchange rate changes on cash and cash equivalents	3,345	(4,356)	7,701	NM
Net decrease for the period	$(70,024)	$(125,374)	$55,350	(44.1)%
NM - not meaningful

The $31.3 million increase in net cash flows provided by operating activities was primarily due to a higher change in net receivables from broker-dealers, clearing organizations and customers associated with our clearing activities of $26.6 million, higher net income of $8.9 million, higher depreciation and amortization of $1.3 million, lower prepaid expenses and other assets of $5.6 million and higher income and other tax liabilities of $7.9 million, offset by higher accounts receivable of $10.2 million and lower accounts payable, accrued expenses and other liabilities of $8.8 million

The $21.9 million increase in net cash used in investing activities was primarily due to an increase in net purchases of available-for-sale investments.

The $38.3 million decrease in net cash used in financing activities was principally due to lower repurchases of common stock of $38.8 million and higher exercises of stock options of $0.7 million, offset by higher cash dividends of $0.9 million and higher withholding tax payments on restricted stock vesting of $0.2 million.

The $7.7 million change in the effect of exchange rate changes on cash and cash equivalents was driven by a lower cumulative translation adjustment due to weakening of the U.S. dollar during the current period compared to strengthening during the prior year.

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

One of our U.S. subsidiaries is registered as a broker-dealer and therefore is subject to the applicable rules and regulations of the SEC and FINRA. These rules contain minimum net capital requirements, as defined in the applicable regulations. Certain of our foreign subsidiaries are regulated by the FCA in the U.K. or other foreign regulators and must maintain financial resources, as defined in the applicable regulations, in excess of the applicable financial resources requirement. As of March 31, 2023, each of our subsidiaries that are subject to these regulations had net capital or financial resources in excess of their minimum requirements. As of March 31, 2023, our subsidiaries maintained aggregate net capital and financial resources that were $541.0 million in excess of the required levels of $29.0 million.

Each of our U.S. and foreign regulated subsidiaries are subject to local regulations which generally limit, or require the prior notification to or approval from such regulated entity’s principal regulator before, the repayment of borrowings from our affiliates, paying cash dividends, making loans to our affiliates or otherwise entering into transactions that result in a significant reduction in regulatory net capital or financial resources. As of March 31, 2023, the amount of unrestricted cash held by our non-U.S. subsidiaries was $166.0 million.

We execute bond transactions between our institutional investor and broker-dealer clients on a matched principal basis by serving as counterparty to both the buyer and the seller in trades. Our U.S. broker-dealer subsidiary operates under a self-clearing model for the settlement of such transactions. Our subsidiaries also settle their transactions through third-party clearing brokers or settlement agents. Settlement typically occurs within one to two trading days after the trade date. Cash settlement of the transaction occurs upon receipt or delivery of the underlying instrument that was traded. Under both the self-clearing and the third-party clearing models, we may be exposed to credit risk in the event a counterparty does not fulfill its obligation to complete a transaction or if there is an error in executing a matched principal transaction. Pursuant to the terms of the securities clearing agreements, each third-party clearing broker has the right to charge us for any losses they suffer resulting from a counterparty’s failure on any of our trades. We did not record any liabilities or losses with regard to counterparty failures for the three months ended March 31, 2023 and 2022. Substantially all of our open securities failed-to-deliver and securities failed-to-receive transactions as of March 31, 2023 have subsequently settled at the contractual amounts.

In the normal course of business, we enter into contracts that contain a variety of representations, warranties and indemnification provisions. Our maximum exposure from any claims under these arrangements is unknown, as this would involve claims that have not yet occurred. However, based on experience, the Company expects the risk of material loss to be remote.

We have operating leases for corporate offices with initial lease terms ranging from one year to 15 years. We have total future contractual rent payments on these leases of $110.1 million, with $11.2 million due within the next 12 months and $98.9 million due beyond 12 months.

We enter into foreign currency forward contracts to economically hedge our exposure to variability in certain foreign currency transaction gains and losses. As of March 31, 2023, the notional value of our foreign currency forward contract outstanding was $60.9 million and the fair value of the asset was $0.8 million.

On April 9, 2021 we acquired MuniBrokers. The purchase price consisted of $17.1 million in cash paid at closing and up to $25.0 million in contingent consideration payable in cash within approximately two years of the closing. In May 2022, we made a payment of $8.3 million to settle the first earn-out period consideration. As of March 31, 2023, the remaining outstanding contingent consideration payable was $12.4 million.

In January 2021, our Board authorized a new share repurchase program for up to $100.0 million that commenced in April 2021 and was exhausted in January 2022. In January 2022, our Board authorized a new share repurchase program for up to $150.0 million that commenced in March 2022. Shares repurchased under the program will be held in treasury for future use. As of March 31, 2023, we had $100.0 million of remaining capacity under the program.

In April 2023, our Board of Directors approved a quarterly cash dividend of $0.72 per share payable on May 24, 2023 to stockholders of record as of the close of business on May 10, 2023. Any future declaration and payment of dividends will be at the sole discretion of our Board of Directors.

Non-GAAP Financial Measures

In addition to reporting financial results in accordance with GAAP, we use certain non-GAAP financial measures: earnings before interest, taxes, depreciation and amortization (“EBITDA”), EBITDA margin and free cash flow. Starting with the first quarter of 2023, our calculation of EBITDA has been revised to adjust for interest income in addition to interest expense. In prior periods, we only adjusted for interest expense because interest income amounts were insignificant. Prior comparable periods have now been recast to conform to the current presentation. Likewise, starting with the first quarter of 2023, EBITDA margin is calculated by adjusting for interest income in addition to interest expense and prior comparable periods have been recast to conform to the current presentation. We define EBITDA margin as EBITDA divided by revenues. We define free cash flow as cash flow from operating activities excluding the net change in trading investments and net change in securities failed-to-deliver and securities failed-to-receive from broker-dealers, clearing organizations and customers, less expenditures for furniture, equipment and leasehold improvements and capitalized software development costs. We believe these non-GAAP financial measures, when taken into consideration with the corresponding GAAP financial measures, are important in understanding our operating results. EBITDA, EBITDA margin and free cash flow are not measures of financial performance or liquidity under GAAP and therefore should not be considered an alternative to net income or cash flow from operating activities as an indicator of operating performance or liquidity. We believe that that that these non-GAAP financial measures, when taken into consideration with the corresponding GAAP financial measures, provide additional information regarding our operating results because they assist both investors and management in analyzing and evaluating the performance of our business.

The table set forth below presents a reconciliation of our net income to EBITDA and net income margin to EBITDA margin as defined above, for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
	2023	2022
	($ in thousands)
Net income	$73,628	$64,769
Add back:
Interest income	(4,249)	(59)
Interest expense	130	173
Provision for income taxes	24,567	25,650
Depreciation and amortization	16,461	15,174
EBITDA	$110,537	$105,707

Net income margin	36.2%	34.8%
Add back:
Interest income	(2.1)	—
Interest expense	0.1	0.1
Provision for income taxes	12.1	13.7
Depreciation and amortization	8.1	8.2
EBITDA margin	54.4%	56.8%

The table set forth below presents a reconciliation of our net cash provided by operating activities to free cash flow, as defined above, for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
	2023	2022
	($ in thousands)
Net cash provided by (used in) operating activities	$7,527	$(23,730)
Exclude: Net change in trading investments	419	—
Exclude: Net change in fail-to-deliver/receive from broker-dealers, clearing organizations and customers	46,767	68,542
Less: Purchases of furniture, equipment and leasehold improvements	(217)	(1,396)
Less: Capitalization of software development costs	(10,690)	(9,425)
Free Cash Flow	$43,806	$33,991

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

As of March 31, 2023, we had $74.8 million of investments in U.S. Treasuries that were classified as trading securities and $21.8 million of investments in corporate bonds that were classified as available-for-sale. Adverse movements, such as a decrease in the value of these securities or a downturn or disruption in the markets for these securities, could result in a substantial loss. A 10% decrease in the market value of our U.S Treasuries or available-for-sale investments would result in losses of approximately $7.5 million and $2.2 million, respectively. In addition, principal gains and losses resulting from these securities could on occasion have a disproportionate effect, positive or negative, on our financial condition and results of operations for any particular reporting period.

Interest Rate Risk

Interest rate risk represents our exposure to interest rate changes with respect to our cash and cash equivalents, restricted cash and deposits. As of March 31, 2023, our cash and cash equivalents, restricted cash and deposits amounted to $502.6 million. A hypothetical 100 basis point change in interest rates would increase or decrease our annual interest income by approximately $5.0 million, assuming no change in the amount or composition of our cash and cash equivalents, restricted cash and deposits.

As of March 31, 2023, a hypothetical 100 basis point increase or decrease in interest rates would decrease or increase the fair value of the available-for-sale investment portfolio by approximately $0.3 million, assuming no change in the amount or composition of the investments. The hypothetical unrealized gain (loss) of $0.3 million would be recognized in accumulated other comprehensive loss on the Consolidated Statements of Financial Condition.

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

During the twelve months ended March 31, 2023, approximately 14.7% of our revenue and 26.0% of our expenses were denominated in currencies other than the U.S. dollar, most notably the British Pound Sterling. Based on actual results over the past year, a hypothetical 10% increase or decrease in the U.S. dollar against all other currencies would have increased or decreased revenue by approximately $10.8 million and operating expenses by approximately $10.4 million.

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

Derivative Risk

Our limited derivative risk stems from our activities in the foreign currency forward contract market. We use this market to economically hedge our foreign exchange gains and losses on the Consolidated Statements of Operations that arise from our U.S. dollar versus British Pound Sterling exposure from the activities of our U.K. subsidiaries. As of March 31, 2023, the fair value of the notional amount of our foreign currency forward contract was $61.7 million. We do not hold derivative instruments for purposes other than economically hedging foreign currency risk.

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures. Our management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our “disclosure controls and procedures,” as that term is defined in Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Exchange Act, as of March 31, 2023. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective to ensure that information required to be disclosed by MarketAxess in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and to ensure that information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

(b) Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2023 identified in connection with the evaluation thereof by our management, including the Chief Executive Officer and Chief Financial Officer, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

There have been no material changes in our risk factors from those disclosed in our most recent Form 10-K for the year ended December 31, 2022. For a discussion of the risk factors affecting the Company, see “Risk Factors” in Part I, Item 1A of our 2022 Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

During the quarter ended March 31, 2023, we repurchased the following shares of common stock:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
				(In thousands)
January 1, 2023 - January 31, 2023	57,655	$344.18	—	$100,016
February 1, 2023 - February 28, 2023	570	362.84	—	100,016
March 1, 2023 - March 31, 2023	534	347.27	—	100,016
Total	58,759	$344.39	—

During the three months ended March 31, 2023, we repurchased 58,759 shares of common stock that were surrendered to us to satisfy the withholding tax obligations upon the vesting of restricted shares and restricted stock units. There were no shares repurchased in connection with our share repurchase program during the three months ended March 31, 2023.

In January 2022, our Board of Directors authorized a new share repurchase program for up to $150.0 million that commenced in March 2022. Shares repurchased under this program will be held in treasury for future use. As of March 31, 2023, we had $100.0 million of remaining capacity under the program.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Index:

Number	Description
10.1

Employment Letter Agreement dated as of January 6, 2023, by and between Christopher R. Concannon and MarketAxess Holdings Inc. (incorporated by reference to Exhibit 10.1 to the registrant's Current Report on Form 8-K dated January 9, 2023)#

10.2

Employment Letter Agreement dated as of January 6, 2023, by and between Richard M. McVey and MarketAxess Holdings Inc. (incorporated by reference to Exhibit 10.2 to the registrant's Current Report on Form 8-K dated January 9, 2023)#

10.3

Form of Restricted Stock Unit Award Agreement for Christopher R. Concannon pursuant to the MarketAxess Holdings Inc. 2020 Equity Incentive Plan. (incorporated by reference to Exhibit 10.3 to the registrant's Current Report on Form 8-K dated January 9, 2023)#

10.4

Form of Performance Stock Unit Agreement for Christopher R. Concannon pursuant to the MarketAxess Holdings Inc. 2020 Equity Incentive Plan (incorporated by reference to Exhibit 10.4 to the registrant's Current Report on Form 8-K dated January 9, 2023)#

10.5

First Amendment, dated March 28, 2023, to Credit Agreement, dated as of October 15, 2021, by and among MarketAxess Holdings Inc., as borrower, a syndicate of lenders and JPMorgan Chase Bank, N.A., as administrative agent, and certain other financial institutions party thereto (incorporated by reference to Exhibit 10.1 to the registrant's Current Report on Form 8-K dated March 31, 2023)

31.1*	Certification by Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification by Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
104	The cover page from the Company’s Quarterly report on Form 10-Q for the quarter ended March 31, 2023 has been formatted in Inline XBRL and is included in Exhibits 101.

*	Filed herewith.
#	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MARKETAXESS HOLDINGS INC.

Date: April 27, 2023	By:	/s/ CHRISTOPHER R. CONCANNON
Christopher R. Concannon
Chief Executive Officer
(principal executive officer)

Date: April 27, 2023	By:	/s/ CHRISTOPHER N. GEROSA
Christopher N. Gerosa
Chief Financial Officer
(principal financial and accounting officer)