Form 10-Q
period 2023-06-30
MARKETAXESS HOLDINGS INC
filed 2023-07-27
CIK 1278021

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

or

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

As of July 24, 2023, the number of shares of the Registrant’s voting common stock outstanding was 37,677,426.

2

MARKETAXESS HOLDINGS INC.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2023

PART I — Financial Information

Item 1. Financial Statements

MARKETAXESS HOLDINGS INC.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Unaudited)

	As of
	June 30, 2023	December 31, 2022
	(In thousands, except share and per share amounts)
ASSETS
Cash and cash equivalents	$396,487	$430,746
Cash segregated under federal regulations	52,015	50,947
Investments, at fair value	109,037	83,792
Accounts receivable, net of allowance of $421 and $590 as of June 30, 2023 and December 31, 2022, respectively	92,969	78,450
Receivables from broker-dealers, clearing organizations and customers	479,741	476,335
Goodwill	154,789	154,789
Intangible assets, net of accumulated amortization	89,812	98,065
Furniture, equipment, leasehold improvements and capitalized software, net of accumulated depreciation and amortization	99,022	100,256
Operating lease right-of-use assets	63,674	66,106
Prepaid expenses and other assets	81,645	68,289
Total assets	$1,619,191	$1,607,775

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Accrued employee compensation	$35,877	$56,302
Payables to broker-dealers, clearing organizations and customers	287,360	303,993
Income and other tax liabilities	18,518	28,448
Accounts payable, accrued expenses and other liabilities	32,422	55,263
Operating lease liabilities	79,922	82,676
Total liabilities	454,099	526,682

Commitments and Contingencies (Note 13)

Stockholders' equity
Preferred stock, $0.001 par value, 4,855,000 shares authorized, no shares issued and outstanding as of June 30, 2023 and December 31, 2022	—	—
Series A Preferred Stock, $0.001 par value, 110,000 shares authorized, no shares issued and outstanding as of June 30, 2023 and December 31, 2022	—	—
Common stock voting, $0.003 par value, 110,000,000 shares authorized, 40,946,010 shares and 40,918,660 shares issued and 37,677,426 shares and 37,648,148 shares outstanding as of June 30, 2023 and December 31, 2022, respectively	123	123
Common stock non-voting, $0.003 par value, 10,000,000 shares authorized, no shares issued and outstanding as of June 30, 2023 and December 31, 2022	—	—
Additional paid-in capital	339,867	345,468
Treasury stock – Common stock voting, at cost, 3,268,584 shares and 3,270,512 shares as of June 30, 2023 and December 31, 2022, respectively	(327,815)	(328,326)
Retained earnings	1,180,820	1,101,525
Accumulated other comprehensive loss	(27,903)	(37,697)
Total stockholders' equity	1,165,092	1,081,093
Total liabilities and stockholders' equity	$1,619,191	$1,607,775

The accompanying notes are an integral part of these consolidated financial statements.

MARKETAXESS HOLDINGS INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(In thousands, except per share amounts)
Revenues
Commissions	$158,586	$163,463	$340,577	$329,576
Information services	11,655	9,396	22,665	19,205
Post-trade services	9,415	9,144	19,395	19,056
Other	190	226	378	449
Total revenues	179,846	182,229	383,015	368,286

Expenses
Employee compensation and benefits	48,383	45,435	100,698	93,191
Depreciation and amortization	17,005	15,240	33,466	30,414
Technology and communications	15,235	12,490	30,234	24,682
Professional and consulting fees	8,023	8,920	15,150	18,541
Occupancy	3,199	3,700	6,810	7,087
Marketing and advertising	3,308	2,949	6,303	4,738
Clearing costs	4,182	4,263	8,727	8,838
General and administrative	4,784	4,444	10,544	7,903
Total expenses	104,119	97,441	211,932	195,394
Operating income	75,727	84,788	171,083	172,892
Other income (expense)
Interest income	5,312	254	9,561	313
Interest expense	(53)	(337)	(183)	(510)
Equity in earnings of unconsolidated affiliate	250	191	454	191
Other, net	(2,286)	4,682	(3,770)	7,111
Total other income (expense)	3,223	4,790	6,062	7,105
Income before income taxes	78,950	89,578	177,145	179,997
Provision for income taxes	19,091	22,656	43,658	48,306
Net income	$59,859	$66,922	$133,487	$131,691

Net income per common share
Basic	$1.60	$1.78	$3.56	$3.52
Diluted	$1.59	$1.78	$3.55	$3.49

Cash dividends declared per common share	$0.72	$0.70	$1.44	$1.40

Weighted average shares outstanding
Basic	37,485	37,529	37,482	37,456
Diluted	37,588	37,608	37,617	37,716

The accompanying notes are an integral part of these consolidated financial statements.

MARKETAXESS HOLDINGS INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(In thousands)
Net income	$59,859	$66,922	$133,487	$131,691
Cumulative translation adjustment	4,206	(21,458)	9,961	(26,509)
Net unrealized gain (loss) on securities available-for-sale, net of tax of $(41), $0, $(56) and $0, respectively	(126)	—	(167)	—
Comprehensive income	$63,939	$45,464	$143,281	$105,182

The accompanying notes are an integral part of these consolidated financial statements.

MARKETAXESS HOLDINGS INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

	Common Stock Voting	Additional Paid-In Capital	Treasury Stock – Common Stock Voting	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
	(In thousands, except per share amounts)
Balance at January 1, 2023	$123	$345,468	$(328,326)	$1,101,525	$(37,697)	$1,081,093
Net income	—	—	—	73,628	—	73,628
Cumulative translation adjustment	—	—	—	—	5,755	5,755
Unrealized net gain (loss) on securities available-for-sale, net of tax	—	—	—	—	(41)	(41)
Stock-based compensation	—	7,488	—	—	—	7,488
Reissuance of treasury stock	—	(57)	511	—	—	454
Exercise of stock options	—	707	—	—	—	707
Withholding tax payments on restricted stock vesting and stock option exercises	—	(20,492)	—	—	—	(20,492)
Cash dividend on common stock ($0.72 per share)	—	—	—	(27,060)	—	(27,060)
Balance at March 31, 2023	123	333,114	(327,815)	1,148,093	(31,983)	1,121,532
Net income	—	—	—	59,859	—	59,859
Cumulative translation adjustment	—	—	—	—	4,206	4,206
Unrealized net gain (loss) on securities available-for-sale, net of tax	—	—	—	—	(126)	(126)
Stock-based compensation	—	6,890	—	—	—	6,890
Exercise of stock options	—	18	—	—	—	18
Withholding tax payments on restricted stock vesting and stock option exercises	—	(155)	—	—	—	(155)
Cash dividend on common stock ($0.72 per share)	—	—	—	(27,132)	—	(27,132)
Balance at June 30, 2023	$123	$339,867	$(327,815)	$1,180,820	$(27,903)	$1,165,092

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

MARKETAXESS HOLDINGS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2023	2022
	(In thousands)
Cash flows from operating activities
Net income	$133,487	$131,691
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	33,466	30,414
Amortization of operating lease right-of-use assets	2,717	2,999
Stock-based compensation expense	14,378	14,602
Deferred taxes	(2,442)	(2,164)
Foreign currency transaction (gains) losses	3,932	—
Other	(2,641)	(1,068)
Changes in operating assets and liabilities:
(Increase) in accounts receivable	(13,078)	(23,728)
Decrease (increase) in receivables from broker-dealers, clearing organizations and customers	19,154	(190,074)
(Increase) in prepaid expenses and other assets	(12,413)	(3,632)
Decrease in trading investments	471	—
(Increase) decrease in mutual funds held in rabbi trust	(1,024)	1,336
(Decrease) in accrued employee compensation	(20,746)	(24,034)
(Decrease) increase in payables to broker-dealers, clearing organizations and customers	(21,749)	145,886
(Decrease) in income and other tax liabilities	(7,720)	(10,175)
(Decrease) increase in accounts payable, accrued expenses and other liabilities	(9,762)	1,141
(Decrease) in operating lease liabilities	(3,109)	(3,287)
Net cash provided by operating activities	112,921	69,907
Cash flows from investing activities
Available-for-sale investments
Proceeds from maturities and sales	1,971	—
Purchases	(26,751)	—
Acquisition of equity method investment	—	(34,400)
Purchases of furniture, equipment and leasehold improvements	(1,272)	(2,681)
Capitalization of software development costs	(21,715)	(18,561)
Net cash (used in) investing activities	(47,767)	(55,642)
Cash flows from financing activities
Cash dividend on common stock	(55,248)	(53,527)
Exercise of stock options	725	136
Withholding tax payments on restricted stock vesting and stock option exercises	(20,647)	(19,953)
Repurchases of common stock	—	(87,540)
Payment of contingent consideration	(12,500)	(26,164)
Proceeds from short-term borrowings	50,000	100,000
Repayments of short-term borrowings	(50,000)	(100,000)
Net cash (used in) financing activities	(87,670)	(187,048)
Effect of exchange rate changes on cash and cash equivalents	7,181	(23,894)
Cash and cash equivalents including restricted cash
Net decrease for the period	(15,335)	(196,677)
Beginning of period	572,664	625,567
End of period	$557,329	$428,890

Supplemental cash flow information
Cash paid for income taxes	$63,801	$47,991
Cash paid for interest	241	429
Non-cash activity
Operating lease right-of-use assets obtained in exchange for operating lease liabilities	—	1,651

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

The Company assesses whether an impairment loss on its available-for-sale debt securities has occurred due to declines in fair value or other market conditions. When the amortized cost basis of an available-for-sale debt security exceeds its fair value, the security is deemed to be impaired. The portion of an impairment related to credit losses is determined by comparing the present value of cash flows expected to be collected from the security with the amortized cost basis of the security and is recorded as a charge in the Consolidated Statements of Operations. The remainder of an impairment is recognized in accumulated other comprehensive loss if the Company does not intend to sell the security and it is more likely than not that the Company will not be required to sell the security prior to recovery.

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

The allowance for credit losses was $0.4 million and $0.6 million as of June 30, 2023 and December 31, 2022, respectively. The provision for bad debts, write-offs and other charges against the allowance for credit losses were immaterial for the three and six months ended June 30, 2023 and 2022.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(In thousands)
Commission revenue by fee type
Variable transaction fees
Disclosed trading	$78,424	$84,686	$166,552	$171,753
Open Trading – matched principal trading	41,606	42,624	95,842	85,615
U.S. government bonds - matched principal trading	3,227	4,512	8,091	9,327
Total variable transaction fees	123,257	131,822	270,485	266,695
Distribution fees and unused minimum fees	35,329	31,641	70,092	62,881
Total commissions	$158,586	$163,463	$340,577	$329,576

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(In thousands)
Information services revenue by timing of recognition
Services transferred over time	$11,487	$9,223	$22,146	$18,708
Services transferred at a point in time	168	173	519	497
Total information services revenues	$11,655	$9,396	$22,665	$19,205

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(In thousands)
Post-trade services revenue by timing of recognition
Services transferred over time	$9,397	$9,143	$19,352	$19,014
Services transferred at a point in time	18	1	43	42
Total post-trade services revenues	$9,415	$9,144	$19,395	$19,056

Other revenues – Other revenues primarily includes revenue from telecommunications line charges to broker-dealer clients.

Contract liabilities consist of deferred revenues that the Company records when cash payments are received or due in advance of services to be performed. The revenue recognized from contract liabilities and the remaining balance is shown below:

	December 31, 2022	Payments received in advance of services to be performed	Revenue recognized for services performed during the period	Foreign Currency Translation	June 30, 2023
	(In thousands)
Information services	$3,121	$5,891	$(6,108)	$—	$2,904
Post-trade services	869	12,359	(11,867)	39	1,400
Total deferred revenue	$3,990	$18,250	$(17,975)	$39	$4,304

The majority of the Company’s information services and post-trade services contracts are short-term in nature with durations of less than one year. For contracts with original durations extending beyond one year, the aggregate amount of the transaction price allocated to remaining performance obligations was $59.3 million as of June 30, 2023. The Company expects to recognize revenue associated with the remaining performance obligations over the next 49 months.

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

MARKETAXESS HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

3. Regulatory Capital Requirements

One of the Company’s U.S. subsidiaries is registered as a broker-dealer and therefore is subject to the applicable rules and regulations of the SEC and the Financial Industry Regulatory Authority (“FINRA”). These rules contain minimum net capital requirements, as defined in the applicable regulations. Certain of the Company’s foreign subsidiaries are regulated by the Financial Conduct Authority (“FCA”) in the U.K. or other foreign regulators and must maintain financial resources, as defined in the applicable regulations, in excess of the applicable financial resources requirement. As of June 30, 2023, each of the Company’s subsidiaries that are subject to these regulations had net capital or financial resources in excess of their minimum requirements. As of June 30, 2023, the Company’s subsidiaries maintained aggregate net capital and financial resources that were $550.0 million in excess of the required levels of $29.0 million.

The Company’s U.S. broker-dealer subsidiary is required to segregate funds in a special reserve bank account for the benefit of customers pursuant to Rule 15c3-3 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). As of June 30, 2023, the U.S. broker-dealer subsidiary had a balance of $52.0 million in its special reserve bank account. This U.S. broker-dealer subsidiary also maintained net capital that was $330.2 million in excess of the required level of $3.7 million.

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

4. Fair Value Measurements

The following table summarizes the valuation of the Company’s assets and liabilities measured at fair value as categorized based on the hierarchy described in Note 2:

	Level 1	Level 2	Level 3	Total
	(In thousands)
As of June 30, 2023
Assets
Money market funds	$41,203	$—	$—	$41,203
Securities available-for-sale
Corporate debt	—	24,693	—	24,693
Trading securities
U.S. Treasuries	—	73,938	—	73,938
Mutual funds held in rabbi trust	—	10,406	—	10,406
Foreign currency forward position	—	645	—	645
Total assets	$41,203	$109,682	$—	$150,885

As of December 31, 2022
Assets
Money market funds	$59,173	$—	$—	$59,173
Trading securities
U.S. Treasuries	—	74,409	—	74,409
Mutual funds held in rabbi trust	—	9,383	—	9,383
Total assets	$59,173	$83,792	$—	$142,965

Liabilities
Contingent consideration payable	$—	$—	$12,340	$12,340
Foreign currency forward position	—	1,688	—	1,688
Total liabilities	$—	$1,688	$12,340	$14,028

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

Liabilities classified within Level 3 reflect contingent consideration payable recognized in connection with acquisitions. During the three months ended June 30, 2023, the Company made final payment on the remaining contingent consideration. The following table summarizes the change in the Company's Level 3 liabilities for the six months ended June 30, 2023:

	December 31, 2022	Payments	Realized (Gain)/Loss	June 30, 2023
	(In thousands)
Contingent consideration payable	$12,340	$(12,500)	$160	$—

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

	Carrying Value	Fair Value	Level 1	Level 2	Level 3	Total
	(In thousands)
As of June 30, 2023
Financial assets not measured at fair value:
Cash	$355,284	$355,284	$355,284	$—	$—	$355,284
Cash segregated under federal regulations	52,015	52,015	52,015	—	—	52,015
Accounts receivable, net of allowance	92,969	92,969	—	92,969	—	92,969
Receivables from broker-dealers, clearing organizations and customers	479,741	479,741	108,719	371,022	—	479,741
Total	$980,009	$980,009	$516,018	$463,991	$—	$980,009

Financial liabilities not measured at fair value:
Payables to broker-dealers, clearing organizations and customers	$287,360	$287,360	$—	$287,360	$—	$287,360

As of December 31, 2022
Financial assets not measured at fair value:
Cash	$371,573	$371,573	$371,573	$—	$—	$371,573
Cash segregated under federal regulations	50,947	50,947	50,947	—	—	50,947
Accounts receivable, net of allowance	78,450	78,450	—	78,450	—	78,450
Receivables from broker-dealers, clearing organizations and customers	476,335	476,335	88,923	387,412	—	476,335
Total	$977,305	$977,305	$511,443	$465,862	$—	$977,305

Financial liabilities not measured at fair value:
Payables to broker-dealers, clearing organizations and customers	$303,993	$303,993	$—	$303,993	$—	$303,993

During the three and six months ended June 30, 2023, there were no transfers between Level 1, Level 2 and Level 3 securities.

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

	As of
	June 30, 2023	December 31, 2022
	(In thousands)
Notional value	$62,870	$62,160
Fair value of notional	63,515	60,472
Fair value of the asset (liability)	$645	$(1,688)

Realized and unrealized gains and losses on foreign currency forward contracts are included in other, net in the Consolidated Statements of Operations. The Company recorded a realized gain of $1.6 million and an unrealized loss of $0.2 million for the three months ended June 30, 2023. The Company recorded a realized loss of $0.1 million and an unrealized gain of $2.3 million for the six months ended June 30, 2023. The Company records collateral deposits with its counterparty bank in prepaid expenses and other assets on the Consolidated Statements of Financial Condition. As of June 30, 2023, the Company did not maintain a collateral deposit with its counterparty bank.

The following table summarizes the Company’s investments:

	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
	(In thousands)
As of June 30, 2023
Securities available-for-sale
Corporate debt	$24,916	$7	$(230)	$24,693
Trading securities
U.S. Treasuries	74,949	—	(1,011)	73,938
Mutual funds held in rabbi trust	11,062	102	(758)	10,406
Total investments	$110,927	$109	$(1,999)	$109,037

As of December 31, 2022
Trading securities
U.S. Treasuries	$74,943	$—	$(534)	$74,409
Mutual funds held in rabbi trust	11,474	—	(2,091)	9,383
Total investments	$86,417	$—	$(2,625)	$83,792

Proceeds from the sales and maturities of investments during the six months ended June 30, 2023 were $27.0 million.

MARKETAXESS HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

The following table summarizes the Company’s unrealized and realized gains and losses on investments:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(In thousands)
Unrealized gains/(losses)
Securities available-for-sale
Corporate debt	$(168)	$—	$(223)	$—
Trading securities
U.S. Treasuries	(766)	(125)	(346)	(445)
Mutual funds held in rabbi trust	520	(1,395)	1,105	(2,122)
Total investments	$(414)	$(1,520)	$536	$(2,567)

Realized gains/(losses)
Securities available-for-sale
Corporate debt	$—	$—	$(17)	$—
Trading securities
Mutual funds held in rabbi trust	(59)	—	(59)	—
Total investments	$(59)	$—	$(76)	$—

The following table summarizes the fair value of the investments based upon the contractual maturities:

	Less than one year	Due in 1 - 5 years	Total
	(In thousands)
As of June 30, 2023
Securities available-for-sale
Corporate debt	$9,138	$15,555	$24,693
Trading securities
U.S. Treasuries	—	73,938	73,938
Mutual funds held in rabbi trust	10,406	—	10,406
Total	$19,544	$89,493	$109,037

As of December 31, 2022
Trading securities
U.S. Treasuries	$24,618	$49,791	$74,409
Mutual funds held in rabbi trust	9,383	—	9,383
Total	$34,001	$49,791	$83,792

The following table provides fair values and unrealized losses on the Company’s available-for-sale investments and the aging of securities’ continuous unrealized loss position as of June 30, 2023:

	Less than Twelve Months		Twelve Months or More		Total
	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses
	(In thousands)
As of June 30, 2023
Corporate debt	$21,970	$(230)	$—	$—	$21,970	$(230)

During the three and six months ended June 30, 2023, the Company did not recognize any credit losses on its available-for-sale securities. The unrealized losses on securities are due to changes in interest rates and market liquidity.

MARKETAXESS HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

5. Receivables from and Payables to Broker-dealers, Clearing Organizations and Customers

Receivables from and payables to broker-dealers, clearing organizations and customers consisted of the following:

	June 30, 2023	December 31, 2022
Receivables from broker-dealers, clearing organizations and customers:	(In thousands)
Securities failed-to-deliver – broker-dealers and clearing organizations	$115,280	$144,523
Securities failed-to-deliver – customers	249,698	235,056
Deposits with clearing organizations and broker-dealers	108,719	88,923
Other	6,044	7,833
Total	$479,741	$476,335

Payables to broker-dealers, clearing organizations and customers:
Securities failed-to-receive – broker-dealers and clearing organizations	$168,100	$224,816
Securities failed-to-receive – customers	113,186	71,828
Other	6,074	7,349
Total	$287,360	$303,993

6. Acquisitions and Equity Investments

In May 2022, the Company invested $34.4 million to acquire a minority ownership stake in RFQ–hub Holdings LLC, an entity formed with a consortium of market participants to support the growth of RFQ-hub, a multi-asset request for quote platform. The Company possesses significant influence over RFQ–hub Holdings LLC and is accounting for its investment under the equity method of accounting. As of June 30, 2023, the Company’s investment is recorded at carrying value of $36.0 million within prepaid expenses and other assets on the Consolidated Statements of Financial Condition. The Company’s proportionate share of RFQ–hub Holdings LLC’s net earnings was $0.3 million and $0.5 million for the three and six months ended June 30, 2023, respectively, and $0.2 million for each of the three and six months ended June 30, 2022.

On April 9, 2021, the Company acquired MuniBrokers LLC, a central electronic venue serving municipal bond brokers and dealers. As part of the purchase price, the Company recorded $22.5 million of contingent consideration payable, which was included within accounts payable, accrued expenses, and other liabilities on the Consolidated Statements of Financial Condition. In May 2022, the Company made a payment of $8.3 million to settle the first earn-out period consideration. In May 2023, the Company made a payment of $12.5 million to settle the second earn-out period consideration. As of June 30, 2023, the Company had no remaining outstanding contingent consideration payable.

7. Goodwill and Intangible Assets

Goodwill and intangible assets with indefinite lives were $154.8 million as of each of June 30, 2023 and December 31, 2022. Intangible assets that are subject to amortization, including the related accumulated amortization, are comprised of the following:

	June 30, 2023			December 31, 2022
	Cost	Accumulated amortization	Net carrying amount	Cost	Accumulated amortization	Net carrying amount
	(In thousands)

Customer relationships	$130,453	$(42,376)	$88,077	$129,991	$(34,310)	$95,681
Technology and other intangibles	11,430	(9,695)	1,735	11,430	(9,046)	2,384
Total	$141,883	$(52,071)	$89,812	$141,421	$(43,356)	$98,065

Amortization expense associated with identifiable intangible assets was $4.5 million and $4.0 million for the three months ended June 30, 2023 and 2022, respectively, and $8.6 million and $8.2 million for the six months ended June 30, 2023 and 2022, respectively. Annual estimated total amortization expense is $17.4 million, $15.1 million, $12.1 million, $10.4 million and $9.1 million for the years ended December 31, 2023 through 2027, respectively.

MARKETAXESS HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

8. Income Taxes

The Company's provision for income taxes includes U.S. federal, state and local, and foreign taxes. The Company’s effective tax rate was 24.2% and 25.3% for the three months ended June 30, 2023 and 2022, respectively, and 24.6% and 26.8% for the six months ended June 30, 2023 and 2022, respectively. During the six months ended June 30, 2022, the Company's provision for income taxes included $3.2 million of expense related to a settlement with New York State to resolve the 2010 to 2014 audits. The Company’s effective tax rate can vary from period to period depending on geographic mix of our earnings, changes in tax legislation and tax rates and the amount and timing of excess tax benefits related to share-based payments, among other factors.

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

9. Stock-Based Compensation Plans

Equity Incentive Plan

The Company maintains the MarketAxess Holdings Inc. 2020 Equity Incentive Plan (the “2020 Plan”), which provides for the grant of stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, performance units, or other stock-based awards as incentives to encourage employees, consultants and non-employee directors to participate in the long-term success of the Company. As of June 30, 2023, there were 2,429,781 shares available for grant under the 2020 Plan.

Total stock-based compensation expense was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(In thousands)
Employees	$6,647	$6,059	$13,747	$13,701
Non-employee directors	243	444	631	901
Total stock-based compensation	$6,890	$6,503	$14,378	$14,602

The Company records stock-based compensation expense for employees in employee compensation and benefits and for non-employee directors in general and administrative expenses in the Consolidated Statements of Operations.

During the six months ended June 30, 2023, the Company granted a total of (i) 72,777 restricted stock units, (ii) 13,908 options to purchase shares of common stock and (iii) performance stock units with an expected pay-out at target of 23,302 shares of common stock. The fair values of the restricted stock units and performance stock units were based on a weighted-average fair value per unit at the grant date of $353.63 and $386.14, respectively. Based on the Black-Scholes option pricing model, the weighted-average fair value for each option granted was $123.47 per share.

Included in the above totals are shares granted in April 2023 to the Company’s Chief Executive Officer in connection with his appointment to the position, consisting of: (i) 2,729 restricted stock units with a grant date fair value of $1.05 million, as determined by the Company’s Compensation and Talent Committee by dividing the award value by the average closing price of the Company’s common stock on the ten trading days leading up to and including the grant date, rounded to the nearest whole number; and (ii) 5,039 target performance stock units with a grant date fair value of $2.45 million, as determined by the Company’s Compensation and Talent Committee using the Monte Carlo method. The restricted stock units vest 25% on each of the third and fourth anniversary of the grant date and 50% on the fifth anniversary of the grant date, subject to continued service through the respective vesting dates. The performance stock units vest 25% on each of the third and fourth anniversaries of the grant date and 50% on the fifth anniversary of the grant date, subject to certification of the performance criteria and continued service through the respective vesting dates.

As of June 30, 2023, the total unrecognized compensation cost related to all non-vested awards was $55.0 million. That cost is expected to be recognized over a weighted-average period of 1.6 years.

MARKETAXESS HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

Employee Stock Purchase Plan

The Company maintains the MarketAxess Holdings Inc. 2022 Employee Stock Purchase Plan (the “ESPP”). The ESPP has a series of six-month offering periods, with a new offering period beginning on the first trading day on or after February 16 and August 16 of each year. Subject to certain limitations, employees may contribute up to $2,000 of such employee’s total eligible compensation per month towards the purchase of common stock via payroll deductions. Shares are purchased at a 15% discount off the lesser of: (i) the fair market value per share on the first day of each offering period; and (ii) the fair market value per share on the purchase date, but in no event less than par value. The Company issued 1,928 shares of common stock on February 15, 2023 under the ESPP. As of June 30, 2023, there were 119,293 shares available for purchase under the ESPP.

10. Earnings Per Share

The following table sets forth basic and diluted weighted average shares outstanding used to compute earnings per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(In thousands, except per share amounts)
Basic weighted average shares outstanding	37,485	37,529	37,482	37,456
Dilutive effect of stock options and restricted stock	103	79	135	260
Diluted weighted average shares outstanding	37,588	37,608	37,617	37,716

Basic earnings per share	$1.60	$1.78	$3.56	$3.52
Diluted earnings per share	1.59	1.78	3.55	3.49

Stock options and restricted stock totaling 240,079 shares and 333,413 shares for the three months ended June 30, 2023 and 2022, respectively, and 209,614 shares and 254,028 shares for the six months ended June 30, 2023 and 2022, respectively, were excluded from the computation of diluted earnings per share because their effect would have been antidilutive. The computation of diluted shares can vary among periods due, in part, to the change in the average price of the Company’s common stock.

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

The Credit Agreement requires that the Company satisfy certain covenants, including a requirement to not exceed a maximum consolidated total leverage ratio. As of June 30, 2023, the Company had $0.1 million in letters of credit outstanding and $499.9 million in available borrowing capacity under the Credit Agreement. The Company incurred interest expense under the Credit Agreement of $0.1 million and $0.2 million for the three months ended June 30, 2023 and 2022, respectively, and $0.1 million and $0.3 million for the six months ended June 30, 2023 and 2022, respectively.

Uncommitted Collateralized Agreements

In connection with their self-clearing operations, certain of the Company’s U.S. and U.K. operating subsidiaries maintain agreements with their settlement bank to allow the subsidiaries to borrow in the aggregate of up to $500.0 million on an uncommitted basis, collateralized by eligible securities pledged by the subsidiaries to the settlement bank, subject to certain haircuts. Borrowings under these agreements will bear interest at a base rate per annum equal to the higher of the upper range of the Federal Funds Rate, 0.25% or one-month SOFR, plus 1.00%.

The Company incurred no interest expense on borrowings under such agreements during the three months ended June 30, 2023 and $0.1 million of interest expense during six months ended June 30, 2023. The Company incurred no interest expense on borrowings under such agreements during the three and six months ended June 30, 2022. As of June 30, 2023, the Company had no borrowings outstanding and up to $500.0 million in available uncommitted borrowing capacity under such agreements.

Short-term Financing

Under arrangements with their settlement banks, certain of the Company’s U.S. and U.K. operating subsidiaries may receive overnight financing in the form of bank overdrafts. The Company incurred interest expense on such overnight financing of $0.1 million during each of the three months ended June 30, 2023 and 2022, and $0.1 million and $0.2 million of interest expense during the six months ended June 30, 2023 and 2022, respectively. As of June 30, 2023, the Company had no overdrafts payable outstanding.

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

The following table presents the components of lease expense for the three and six months ended June 30, 2023 and 2022:

		Three Months Ended June 30,		Six Months Ended June 30,
Lease cost:	Classification	2023	2022	2023	2022
		(In thousands)
Operating lease cost	Occupancy	$2,882	$3,345	$5,993	$6,655
Operating lease cost for subleased/assigned properties	Other, net	—	13	—	469
Variable lease costs	Occupancy	347	4	398	11
Sublease income subleased/assigned properties	Other, net	—	(15)	—	(405)
Net lease cost		$3,229	$3,347	$6,391	$6,730

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

The weighted average remaining lease term and weighted average discount rate are as follows:

	As of
Lease Term and Discount Rate	June 30, 2023	December 31, 2022
Weighted average remaining lease term (in years)	10.2	10.6
Weighted average discount rate	5.9%	5.9%

The following table presents the maturity of lease liabilities as of June 30, 2023:

(In thousands)
Remainder of 2023	$5,551
2024	11,581
2025	11,390
2026	10,890
2027	8,469
2028 and thereafter	59,680
Total lease payments	107,561
Less: imputed interest	27,639
Present value of lease liabilities	$79,922

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

Other

The Company, through certain of its subsidiaries, executes securities transactions between its institutional investor and broker-dealer clients on a matched principal basis by serving as counterparty to both the buyer and the seller in trades. The Company’s operating subsidiaries settle such transactions pursuant to their self-clearing operations or through the use of third-party clearing brokers or settlement agents. Settlement typically occurs within one to two trading days after the trade date. Cash settlement of the transaction occurs upon receipt or delivery of the underlying instrument that was traded. Under both the self-clearing and the third-party clearing models, the Company may be exposed to credit risk in the event a counterparty does not fulfill its obligation to complete a transaction or if there is an error in executing a matched principal transaction. Pursuant to the terms of the securities clearing agreements, each third-party clearing broker has the right to charge the Company for any losses they suffer resulting from a counterparty’s failure on any of the Company’s trades. The Company did not record any liabilities or losses with regard to counterparty failures for the six months ended June 30, 2023 and 2022.

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

14. Share Repurchase Programs

In January 2021, the Board of Directors authorized a share repurchase program for up to $100.0 million that commenced in April 2021 and was exhausted in January 2022. In January 2022, the Board of Directors authorized a new share repurchase program for up to $150.0 million. There were no shares repurchased in connection with the Company’s share repurchase program during the three and six months ended June 30, 2023. Shares repurchased under each program will be held in treasury for future use.

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

For the six months ended June 30, 2023 and 2022, the U.K. was the only individual foreign country in which the Company had a subsidiary that accounted for 10% or more of the total revenues or total long-lived assets. Revenues and long-lived assets are attributed to a geographic area based on the location of the particular subsidiary. Long-lived assets are defined as furniture, equipment, leasehold improvements and capitalized software. Revenues for the three and six months ended June 30, 2023 and 2022 and long-lived assets as of June 30, 2023 and December 31, 2022 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(In thousands)
Revenues
Americas	$141,999	$149,363	$303,572	$299,919
Europe	33,518	27,800	70,254	58,536
Asia	4,329	5,066	9,189	9,831
Total	$179,846	$182,229	$383,015	$368,286

	As of
	June 30, 2023	December 31, 2022
	(In thousands)
Long-lived assets, as defined
Americas	$81,907	$82,008
Europe	16,593	17,723
Asia	522	525
Total	$99,022	$100,256

16. Cash and Cash Equivalents and Restricted Cash

The following table provides a reconciliation of cash and cash equivalents together with restricted or segregated cash as reported within the Consolidated Statements of Financial Condition to the sum of the same such amounts shown in the Consolidated Statements of Cash Flows:

	Statement of Financial Condition Location	June 30, 2023	December 31, 2022
		(In thousands)
Cash and cash equivalents	Cash and cash equivalents	$396,487	$430,746
Cash segregated for regulatory purposes	Cash segregated under federal regulations	52,015	50,947
Deposits with clearing organizations and broker-dealers	Receivables from broker-dealers, clearing organizations and customers	108,719	88,923
Other deposits	Prepaid expenses and other assets	108	2,048
Total		$557,329	$572,664

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

The fixed-income markets experienced challenging operating conditions during the second quarter of 2023 stemming from the regional banking crisis in April and uncertainty around the status of the U.S. debt ceiling negotiations leading into June. The difficult market conditions tempered growth in U.S. credit market volumes, which only increased 42 basis points to $2.3 trillion, up from $2.2 trillion in the second quarter of 2022. We believe the low market volume growth and reduced market volatility in the quarter had a negative impact on our ability to increase U.S. credit volumes traded on our platforms. The continued rise in corporate bond yields and lower years to maturity of bonds traded on our platforms relative to the second quarter of 2022 contributed to a decrease in the duration of U.S. high-grade bonds traded on our platforms, which had a negative effect on our average variable transaction fee per million, principally in U.S. high-grade, relative to the prior year.

The closures of Silicon Valley Bank and Signature Bank in March 2023 created bank-specific and broader financial institution liquidity risk and concerns, which persisted throughout much of the second quarter. Future adverse developments with respect to specific financial institutions or the broader financial services industry may lead to market-wide liquidity shortages, impair the ability of companies to access working capital needs, and create additional market and economic uncertainty.

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

Our competitive position is enhanced by the unique liquidity provided by our Open Trading functionalities and the familiarity and integration of our broker-dealer and institutional investor clients with our electronic trading platforms and other systems. We have focused on the unique aspects of the credit markets we serve in the development of our platforms, working closely with our clients to provide a system that is suited to their needs.

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

As the overall share of electronic trading grows in global credit products, we are experiencing continued demand for, and growth in, our automated trading solutions. For example, in the second quarter of 2023, we launched a pilot of Adaptive Auto-X, a fixed-income client algorithm, which allows clients to build customized trading algorithms and enhanced workflows to handle larger sized trades. We also support a large and growing base of dealer market making algorithms. In the second quarter of 2023, there were 7.4 million dealer algorithmic responses on our platforms, up 30.7% from the second quarter of 2022. Trading volumes in our automated trading protocols rose to $73.1 billion in the second quarter of 2023, up 26.8% from $57.6 billion in the second quarter of 2022.

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

As further described under “— Critical Factors Affecting our Industry and our Company — Economic, Political and Market Factors” and “— Results of Operations — Six Months Ended June 30, 2023 Compared to Six Months Ended June 30, 2022,” our trading volumes and average variable transaction fee per million decreased compared to the six months ended June 30, 2022.

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

Technology and Communications. Technology and communications expense consists primarily of costs relating to software and licenses, maintenance on software and hardware, cloud hosting costs, data feeds provided by outside vendors, U.S. government bonds technology platform licensing fees, data center hosting costs and our internal network connections. The majority of our broker-dealer clients have dedicated high-speed communication lines to our network in order to provide fast data transfer. We charge our broker-dealer clients a monthly fee for these connections, which is recovered against the relevant expenses we incur.

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

Marketing and Advertising. Marketing and advertising expense consists primarily of branding and other advertising expenses we incur to promote our products and services. This expense also includes costs associated with attending or exhibiting at industry-sponsored seminars, conferences and conventions, and travel and entertainment expenses incurred by our sales force to promote our trading platforms, information services and post-trade services.

Clearing Costs. Clearing costs consist of fees that we are charged by third-party clearing brokers and depositories for the clearing and settlement of matched principal trades, regulatory reporting fees and variable transaction fees assessed by the provider of our third-party middle office system.

General and Administrative. General and administrative expense consists primarily of general travel and entertainment, board of directors’ expenses, regulatory fees, media subscription costs, charitable contributions, provision for doubtful accounts, various state franchise and U.K. value-added taxes and other miscellaneous expenses.

Expenses may continue to grow in the future, notably in employee compensation and benefits as we increase headcount to support investment in new products, operational support and geographic expansion, depreciation and amortization due to increased investment in new products and enhancements to our trading platforms, and technology and communication costs. Expenses may also grow due to increased regulatory complexity, acquisitions or the continued effects of inflation.

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

In 2021, 2022 and 2023, annual performance-based equity awards (the “Performance Equity Awards”) were granted to the executive officers and certain senior managers. Each Performance Equity Award is earned or forfeited based on our level of achievement of certain predetermined metrics, including pre-tax adjusted operating margin and market share for the 2021 awards, and pre-tax adjusted operating margin, U.S. credit market share, and revenue growth excluding U.S. credit for the 2022 and 2023 awards. The vested share pay-out ranges from zero to 200% of the Performance Equity Award target. The number of Performance Equity Awards that vest, if any, will be determined by the level of achievement of the performance metrics during the three-year performance periods, as certified by the Compensation and Talent Committee following the conclusion of the performance period. In addition, participants must provide continued service through the vesting date, subject to death, disability and qualified retirement exceptions. Compensation expense for the Performance Equity Awards is measured using the fair value of our stock at the grant date and estimates of future performance and actual share payouts. Each period, we make estimates of the current expected share payouts and adjust the life-to-date compensation expense recognized since the grant date. As of June 30, 2023, a 10% change in the expected final share payouts would increase or decrease the life-to-date compensation expense by $1.5 million. The estimated final share payouts for the 2021 and 2022 awards as of June 30, 2023 decreased 15.6% compared to December 31, 2022.

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

Results of Operations

Three Months Ended June 30, 2023 Compared to Three Months Ended June 30, 2022

The following table summarizes our financial results for the three months ended June 30, 2023 and 2022:

	Three Months Ended June 30,
	2023	2022	$ Change	% Change
	($ in thousands, except per share amounts)
Revenues	$179,846	$182,229	$(2,383)	(1.3)%
Expenses	104,119	97,441	6,678	6.9
Operating income	75,727	84,788	(9,061)	(10.7)
Other income (expense)	3,223	4,790	(1,567)	(32.7)
Income before income taxes	78,950	89,578	(10,628)	(11.9)
Provision for income taxes	19,091	22,656	(3,565)	(15.7)
Net income	$59,859	$66,922	$(7,063)	(10.6)%

Net income per common share – Diluted	$1.59	$1.78	$(0.19)	(10.7)%

Changes in average foreign currency exchange rates compared to the U.S. dollar had the effect of decreasing revenues and expenses by $0.4 million and $0.3 million, respectively, for the three months ended June 30, 2023.

Revenues

Our revenues for the three months ended June 30, 2023 and 2022, and the resulting dollar and percentage changes, were as follows:

	Three Months Ended June 30,
	2023		2022
	($ in thousands)
		% of Revenues		% of Revenues	$ Change	% Change
Commissions	$158,586	88.2%	$163,463	89.7%	$(4,877)	(3.0)%
Information services	11,655	6.5	9,396	5.2	2,259	24.0
Post-trade services	9,415	5.2	9,144	5.0	271	3.0
Other	190	0.1	226	0.1	(36)	(15.9)
Total revenues	$179,846	100.0%	$182,229	100.0%	$(2,383)	(1.3)%

Commissions. Our commission revenues for the three months ended June 30, 2023 and 2022, and the resulting dollar and percentage changes, were as follows:

	Three Months Ended June 30,
	2023	2022	$ Change	% Change
	($ in thousands)
Variable transaction fees
Credit	$118,710	$125,802	$(7,092)	(5.6)%
Rates	4,547	6,020	(1,473)	(24.5)
Total variable transaction fees	123,257	131,822	(8,565)	(6.5)

Fixed distribution fees
Credit	35,268	31,592	3,676	11.6
Rates	61	49	12	24.5
Total fixed distribution fees	35,329	31,641	3,688	11.7
Total commissions	$158,586	$163,463	$(4,877)	(3.0)%

Credit variable transaction fees decreased $7.1 million driven by a 0.6% decrease in trading volume and a 5.0% decrease in average variable transaction fee per million. Open Trading credit volume totaled $225.5 billion during the three months ended June 30, 2023, down 2.4%, and Open Trading credit variable transaction fees represented 33.4% and 31.5% of total variable transaction fees for the three months ended June 30, 2023 and 2022, respectively. Rates variable transaction fees decreased $1.5 million driven principally by a 32.5% decrease in trading volumes, partially offset by an 11.6% increase in average variable transaction fee per million.

Credit fixed distribution fees increased $3.7 million mainly due to new dealers on fixed distribution fee plans and certain dealers moving to plans with higher fixed distribution fees.

Our trading volumes for the three months ended June 30, 2023 and 2022 were as follows:

	Three Months Ended June 30,
	2023	2022	$ Change	% Change
	($ in millions)
Trading volume data
Credit
High-grade	$353,239	$359,785	$(6,546)	(1.8)%
High-yield	91,390	109,829	(18,439)	(16.8)
Emerging markets	168,257	175,314	(7,057)	(4.0)
Eurobonds	116,495	89,480	27,015	30.2
Other credit	24,729	24,586	143	0.6
Total credit	754,110	758,994	(4,884)	(0.6)

Rates
U.S. government bonds	940,127	1,404,750	(464,623)	(33.1)
Agency and other government bonds	26,721	26,845	(124)	(0.5)
Total rates	966,848	1,431,595	(464,747)	(32.5)

Total trading volume	$1,720,958	$2,190,589	$(469,631)	(21.4)%

Number of U.S. Trading Days	62	62
Number of U.K. Trading Days	60	60

For volume reporting purposes, transactions in foreign currencies are converted to U.S. dollars at average monthly rates.

The 1.8% decrease in our U.S. high-grade volume was principally due to a decrease in our estimated market share, partially offset by an increase in estimated market volumes. Estimated U.S. high-grade market volume as reported by FINRA’s Trade Reporting and Compliance Engine (“TRACE”) increased by 5.8% to $1.7 trillion for the three months ended June 30, 2023 compared to the three months ended June 30, 2022. Our estimated market share of total U.S. high-grade corporate bond volume decreased to 20.7% for the three months ended June 30, 2023 from 22.3% for the three months ended June 30, 2022. High-yield and emerging markets volumes decreased by 16.8% and 4.0% respectively, mainly due to decreases in estimated market volumes. Eurobond volumes increased by 30.2%, mainly due to increases in estimated market volumes and our estimated market share. Rates trading volume decreased 32.5%, primarily due to a decrease in our estimated market share.

Our average variable transaction fee per million for the three months ended June 30, 2023 and 2022 was as follows:

	Three Months Ended June 30,
	2023	2022	$ Change	% Change
Average variable transaction fee per million
Credit	$157.42	$165.75	$(8.33)	(5.0)%
Rates	4.70	4.21	0.49	11.6

Credit average variable transaction fee per million decreased by 5.0% to $157.42 per million for the three months ended June 30, 2023 mainly due to a decrease in the duration of U.S. high-grade bonds traded on our platforms.

Information Services. Information services revenue increased by $2.3 million for the three months ended June 30, 2023 mainly due to net new data contract revenue.

Post-Trade Services. Post-trade services revenue increased by $0.3 million for the three months ended June 30, 2023 principally due to net new contract revenue.

Expenses

The following table summarizes our expenses for the three months ended June 30, 2023 and 2022:

	Three Months Ended June 30,
	2023	2022	$ Change	% Change
	($ in thousands)
Expenses
Employee compensation and benefits	$48,383	$45,435	$2,948	6.5%
Depreciation and amortization	17,005	15,240	1,765	11.6
Technology and communications	15,235	12,490	2,745	22.0
Professional and consulting fees	8,023	8,920	(897)	(10.1)
Occupancy	3,199	3,700	(501)	(13.5)
Marketing and advertising	3,308	2,949	359	12.2
Clearing costs	4,182	4,263	(81)	(1.9)
General and administrative	4,784	4,444	340	7.7
Total expenses	$104,119	$97,441	$6,678	6.9%

Employee compensation and benefits increased by $2.9 million, primarily due to increases in salaries, taxes and benefits on higher employee headcount of $4.5 million, offset by lower employee incentive compensation of $1.5 million.

Depreciation and amortization increased by $1.8 million, primarily due to higher amortization of software development costs of $1.3 million and higher depreciation of production software of $0.5 million. For the three months ended June 30, 2023 and 2022, $1.1 million and $1.3 million, respectively, of equipment purchases and leasehold improvements and $11.0 million and $9.1 million, respectively, of software development costs were capitalized.

Technology and communications expenses increased by $2.7 million, primarily due to higher software subscription costs of $0.9 million, higher data center costs of $0.7 million, higher cloud hosting costs of $0.6 million and higher IT support costs of $0.5 million.

Professional and consulting fees decreased by $0.9 million, primarily due to lower recruiting fees of $0.5 million, lower audit and tax fees of $0.3 million and lower consulting costs related to our self-clearing operations of $0.1 million.

Occupancy expenses decreased by $0.5 million, primarily due to lower utilities expenses.

Marketing expenses increased by $0.4 million, primarily due to higher advertising and sales-related travel and entertainment costs.

General and administrative expenses increased by $0.3 million, primarily due to higher office-related administration costs.

Other Income (Expense)

Our other income (expense) for the three months ended June 30, 2023 and 2022, and the resulting dollar and percentage changes, were as follows:

	Three Months Ended June 30,
	2023	2022	$ Change	% Change
	($ in thousands)
Interest income	$5,312	$254	$5,058	NM
Interest expense	(53)	(337)	284	(84.3)%
Equity in earnings of unconsolidated affiliate	250	191	59	30.9
Other, net	(2,286)	4,682	(6,968)	NM
Total other income (expense)	$3,223	$4,790	$(1,567)	(32.7)%
NM - not meaningful

Interest income increased by $5.1 million due to higher interest rates.

Other, net decreased by $7.0 million principally due to higher foreign exchange losses compared to foreign exchange gains in the prior period.

Provision for Income Taxes

The provision for income taxes and effective tax rate for the three months ended June 30, 2023 and 2022 were as follows:

	Three Months Ended June 30,
	2023	2022	$ Change	% Change
	($ in thousands)
Provision for income taxes	$19,091	$22,656	$(3,565)	(15.7)%

Effective tax rate	24.2%	25.3%

Our consolidated effective tax rate can vary from period to period depending on the geographic mix of our earnings, changes in tax legislation and tax rates and the amount and timing of excess tax benefits related to share-based payments, among other factors.

Six Months Ended June 30, 2023 Compared to Six Months Ended June 30, 2022

The following table summarizes our financial results for the six months ended June 30, 2023 and 2022:

	Six Months Ended June 30,
	2023	2022	$ Change	% Change
	($ in thousands, except per share amounts)

Revenues	$383,015	$368,286	$14,729	4.0%
Expenses	211,932	195,394	16,538	8.5
Operating income	171,083	172,892	(1,809)	(1.0)
Other income (expense)	6,062	7,105	(1,043)	(14.7)
Income before income taxes	177,145	179,997	(2,852)	(1.6)
Provision for income taxes	43,658	48,306	(4,648)	(9.6)
Net income	$133,487	$131,691	$1,796	1.4%

Net income per common share - Diluted	$3.55	$3.49	$0.06	1.7%

Changes in average foreign currency exchange rates compared to the U.S. dollar had the effect of decreasing revenues and expenses by $2.9 million and $2.4 million, respectively, for the six months ended June 30, 2023.

Revenues

Our revenues for the six months ended June 30, 2023 and 2022, and the resulting dollar and percentage changes, were as follows:

	Six Months Ended June 30,
	2023		2022
	($ in thousands)
		% of Revenues		% of Revenues	$ Change	% Change
Commissions	$340,577	88.9%	$329,576	89.5%	$11,001	3.3%
Information services	22,665	5.9	19,205	5.2	3,460	18.0
Post-trade services	19,395	5.1	19,056	5.2	339	1.8
Other	378	0.1	449	0.1	(71)	(15.8)
Total revenues	$383,015	100.0%	$368,286	100.0%	$14,729	4.0%

Commissions. Our commission revenues for the six months ended June 30, 2023 and 2022, and the resulting dollar and percentage changes, were as follows:

	Six Months Ended June 30,
	2023	2022	$ Change	% Change
	($ in thousands)
Variable transaction fees
Credit	$259,680	$254,484	$5,196	2.0%
Rates	10,805	12,211	(1,406)	(11.5)
Total variable transaction fees	270,485	266,695	3,790	1.4

Fixed distribution fees
Credit	69,952	62,770	7,182	11.4
Rates	140	111	29	26.1
Total fixed distribution fees	70,092	62,881	7,211	11.5
Total commissions	$340,577	$329,576	$11,001	3.3%

Credit variable transaction fees increased $5.2 million driven by a 6.9% increase in trading volume, partially offset by a 4.5% decrease in average variable transaction fee per million. Open Trading credit volume totaled $504.9 billion during the six months ended June 30, 2023, up 9.2%, and Open Trading credit variable transaction fees represented 35.1% and 31.6% of total variable transaction fees for the six months ended June 30, 2023 and 2022, respectively.

Credit fixed distribution fees increased $7.2 million mainly due to new dealers on fixed distribution fee plans and certain dealers moving to plans with higher fixed distribution fees.

Our trading volumes for the six months ended June 30, 2023 and 2022 were as follows:

	Six Months Ended June 30,
	2023	2022	$ Change	% Change
	($ in millions)
Trading volume data
Credit
High-grade	$745,954	$701,878	$44,076	6.3%
High-yield	214,263	210,656	3,607	1.7
Emerging markets	360,098	365,054	(4,956)	(1.4)
Eurobonds	234,861	183,556	51,305	28.0
Other credit	53,412	43,661	9,751	22.3
Total credit	1,608,588	1,504,805	103,783	6.9

Rates
U.S. Government Bonds	2,431,419	2,959,466	(528,047)	(17.8)
Agency and other government bonds	53,782	53,363	419	0.8
Total rates	2,485,201	3,012,829	(527,628)	(17.5)

Total trading volume	$4,093,789	$4,517,634	$(423,845)	(9.4)%

Number of U.S. Trading Days	124	124
Number of U.K. Trading Days	124	123

For volume reporting purposes, transactions in foreign currencies are converted to U.S. dollars at average monthly rates.

The 6.3% increase in our U.S. high-grade volume was principally due to an increase in overall market volume, offset by lower estimated market share. Estimated U.S. high-grade market volume as reported by TRACE increased by 12.9% to $3.7 trillion for the six months ended June 30, 2023. Our estimated market share of total U.S. high-grade corporate bond volume decreased to 20.3% for the six months ended June 30, 2023 from 21.5% for the six months ended June 30, 2022. High-yield and Eurobond volumes increased by 1.7% and 28.0%, respectively, mainly due to increases in our estimated market share. Emerging markets volumes decreased by 1.4%, mainly due to a decrease in estimated market volumes partially offset by an increase in our estimated market share. Other credit volumes increased 22.3%, driven by higher municipal bonds volume on higher estimated market share. Rates trading volume decreased 17.5%, primarily due to a decrease in our estimated market share.

Our average variable transaction fee per million for the six months ended June 30, 2023 and 2022 was as follows:

	Six Months Ended June 30,
	2023	2022	$ Change	% Change
Average variable transaction fee per million
Credit	$161.43	$169.11	$(7.68)	(4.5)%
Rates	4.35	4.05	0.30	7.4

Credit average variable transaction fee per million decreased by 4.5% to $161.43 per million for the six months ended June 30, 2023 mainly due to a decrease in the duration of U.S. high-grade bonds traded on our platforms.

Information Services. Information services revenue increased by $3.5 million for the six months ended June 30, 2023 mainly due to net new data contract revenue of $4.1 million partially offset by the negative impact of foreign currency fluctuations of $0.6 million.

Post-Trade Services. Post-trade services revenue increased by $0.3 million for the six months ended June 30, 2023 principally due to net new contract revenue of $1.1 million, partially offset by the negative impact of foreign currency fluctuations of $0.8 million.

Expenses

The following table summarizes our expenses for the six months ended June 30, 2023 and 2022:

	Six Months Ended June 30,
	2023	2022	$ Change	% Change
	($ in thousands)
Expenses
Employee compensation and benefits	$100,698	$93,191	$7,507	8.1%
Depreciation and amortization	33,466	30,414	3,052	10.0
Technology and communications	30,234	24,682	5,552	22.5
Professional and consulting fees	15,150	18,541	(3,391)	(18.3)
Occupancy	6,810	7,087	(277)	(3.9)
Marketing and advertising	6,303	4,738	1,565	33.0
Clearing costs	8,727	8,838	(111)	(1.3)
General and administrative	10,544	7,903	2,641	33.4
Total expenses	$211,932	$195,394	$16,538	8.5%

Employee compensation and benefits increased by $7.5 million, primarily due to increases in salaries, taxes and benefits on higher employee headcount of $8.6 million, offset by lower employee incentive compensation of $1.2 million.

Depreciation and amortization increased by $3.1 million, primarily due to higher amortization of software development costs of $2.6 million, higher amortization of production hardware and software of $1.3 million and higher amortization of intangibles of $0.4 million, offset by lower amortization of software licenses of $1.2 million. For the six months ended June 30, 2023 and 2022, $1.3 million and $2.7 million, respectively, of equipment purchases and leasehold improvements and $21.7 million and $18.6 million, respectively, of software development costs were capitalized.

Technology and communications expenses increased by $5.6 million, primarily due to higher software subscription costs of $3.2 million, higher data center hosting costs of $1.5 million and higher cloud hosting costs of $0.9 million.

Professional and consulting fees decreased by $3.4 million, primarily due to lower acquisition-related integration consulting fees of $1.0 million, lower audit and tax fees of $1.0 million, lower recruiting fees of $0.9 million, lower consulting costs related to our self-clearing operations of $0.3 million and lower legal expenses of $0.2 million.

Occupancy expenses decreased by $0.3 million, primarily due to lower utilities expenses.

Marketing expenses increased by $1.6 million, primarily due to higher advertising and sales-related travel and entertainment costs.

General and administrative expenses increased by $2.6 million, primarily due to higher media subscription costs of $1.0 million, higher travel and entertainment costs of $0.8 million, higher office-related administration costs of $0.6 million, and higher regulatory fees of $0.3 million.

Other Income (Expense)

Our other income (expense) for the six months ended June 30, 2023 and 2022, and the resulting dollar and percentage changes, were as follows:

	Six Months Ended June 30,
	2023	2022	$ Change	% Change
	($ in thousands)
Interest income	$9,561	$313	$9,248	NM
Interest expense	(183)	(510)	327	(64.1)%
Equity in earnings of unconsolidated affiliate	454	191	263	NM
Other, net	(3,770)	7,111	(10,881)	NM
Total other income (expense)	$6,062	$7,105	$(1,043)	(14.7)%
NM - not meaningful

Interest income increased by $9.2 million due to higher interest rates.

Equity in earnings of unconsolidated affiliate represents the proportionate share of net income of our equity method investee.

Other, net decreased by $10.9 million principally due to higher net foreign exchange transaction losses compared to foreign exchange gains in the prior period. Other, net for the six months ended June 30, 2022 included a gain of $1.6 million related to revaluation of contingent consideration payable.

Provision for Income Taxes

The provision for income taxes and effective tax rate for the six months ended June 30, 2023 and 2022 were as follows:

	Six Months Ended June 30,
	2023	2022	$ Change	% Change
	($ in thousands)
Provision for income taxes	$43,658	$48,306	$(4,648)	(9.6)%

Effective tax rate	24.6%	26.8%

During the six months ended June 30, 2022, the Company's provision for income taxes included $3.2 million of expense related to a settlement with New York State to resolve the 2010 to 2014 audits. Our consolidated effective tax rate can vary from period to period depending on the geographic mix of our earnings, changes in tax legislation and tax rates and the amount and timing of excess tax benefits related to share-based payments, among other factors.

Liquidity and Capital Resources

During the six months ended June 30, 2023, we have met our funding requirements through cash on hand, internally generated funds and short-term borrowings. Cash and cash equivalents and investments totaled $505.5 million as of June 30, 2023. Our investments generally consist of investment-grade corporate bonds and U.S. Treasury securities. We limit the amounts that can be invested in any single issuer and invest in short- to intermediate-term instruments whose fair values are less sensitive to interest rate changes.

In October 2021, we entered into the Credit Agreement, which provides aggregate commitments totaling $500.0 million, consisting of a revolving credit facility and a $5.0 million letter of credit sub-limit for standby letters of credit and a $50.0 million sub-limit for swingline loans. The Credit Agreement will mature on October 15, 2024, with our option to request up to two additional 364-day extensions at the discretion of each lender and subject to customary conditions. As of June 30, 2023, we had $0.1 million in letters of credit outstanding and $499.9 million in available borrowing capacity under the Credit Agreement. The Credit Agreement requires that we satisfy certain covenants, including a requirement to not exceed a maximum consolidated total leverage ratio. We were in compliance with all applicable covenants at June 30, 2023. See Note 11 to the Consolidated Financial Statements for a discussion of the Credit Agreement.

In connection with their self-clearing operations, certain of our operating subsidiaries maintain agreements with their settlement bank to allow the subsidiaries to borrow in the aggregate of up to $500.0 million on an uncommitted basis, collateralized by eligible securities pledged by the subsidiaries to the settlement bank, subject to certain haircuts. Borrowings under these agreements will bear interest at a base rate per annum equal to the higher of the upper range of the Federal Funds Rate, 0.25% or one-month SOFR, plus 1.00%. As of June 30, 2023, the subsidiaries had no borrowings outstanding and up to $500.0 million in available uncommitted borrowing capacity under such agreements. See Note 11 to the Consolidated Financial Statements for a discussion of these agreements.

Under arrangements with their settlement banks, certain of our operating subsidiaries may receive overnight financing in the form of bank overdrafts. As of June 30, 2023, we had no overdrafts payable outstanding.

As a result of our self-clearing and settlement activities, we are required to finance certain transactions, maintain deposits with various clearing organizations and clearing broker-dealers and maintain a special reserve bank account for the benefit of customers pursuant to Rule 15c3-3 of the Exchange Act. As of June 30, 2023, the aggregate amount of the positions financed, deposits and customer reserve balances associated with our self-clearing and settlement activities was $243.4 million. These requirements can fluctuate based on trading activity, market volatility or other factors which may impact our liquidity or require us to use our capital resources.

Cash Flows for the Six Months Ended June 30, 2023 Compared to the Six Months Ended June 30, 2022

Our cash flows were as follows:

	Six Months Ended June 30,
	2023	2022	$ Change	% Change
	($ in thousands)
Net cash provided by operating activities	$112,921	$69,907	$43,014	61.5%
Net cash (used in) investing activities	(47,767)	(55,642)	7,875	(14.2)
Net cash (used in) financing activities	(87,670)	(187,048)	99,378	(53.1)
Effect of exchange rate changes on cash and cash equivalents	7,181	(23,894)	31,075	NM
Net decrease for the period	$(15,335)	$(196,677)	$181,342	(92.2)%
NM - not meaningful

The $43.0 million increase in net cash flows provided by operating activities was primarily due to a higher change in net receivables from broker-dealers, clearing organizations and customers associated with our clearing activities of $41.6 million, lower accounts receivable of $10.7 million and higher net income of $1.8 million, offset by lower accounts payable, accrued expenses and other liabilities of $10.9 million.

The $7.9 million decrease in net cash used in investing activities was primarily due to a decrease in cash used for equity method investments of $34.4 million and lower purchases of furniture, equipment and leasehold improvements of $1.4 million, offset by higher net purchases of available-for-sale investments of $24.8 million and higher capitalization of software development costs of $3.2 million.

The $99.4 million decrease in net cash used in financing activities was principally due to lower repurchases of common stock of $87.5 million, lower cash used in the payment of contingent consideration of $13.7 million and higher exercises of stock options of $0.5 million, offset by higher cash dividends of $1.7 million and higher withholding tax payments on restricted stock vesting of $0.7 million.

The $31.1 million change in the effect of exchange rate changes on cash and cash equivalents was driven by changes in the cumulative translation adjustment which reflects the weakening of the U.S. dollar during the current period compared to strengthening during the prior year.

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

One of our U.S. subsidiaries is registered as a broker-dealer and therefore is subject to the applicable rules and regulations of the SEC and FINRA. These rules contain minimum net capital requirements, as defined in the applicable regulations. Certain of our foreign subsidiaries are regulated by the FCA in the U.K. or other foreign regulators and must maintain financial resources, as defined in the applicable regulations, in excess of the applicable financial resources requirement. As of June 30, 2023, each of our subsidiaries that are subject to these regulations had net capital or financial resources in excess of their minimum requirements. As of June 30, 2023, our subsidiaries maintained aggregate net capital and financial resources that were $550.0 million in excess of the required levels of $29.0 million.

Each of our U.S. and foreign regulated subsidiaries are subject to local regulations which generally limit, or require the prior notification to or approval from such regulated entity’s principal regulator before, the repayment of borrowings from our affiliates, paying cash dividends, making loans to our affiliates or otherwise entering into transactions that result in a significant reduction in regulatory net capital or financial resources. As of June 30, 2023, the amount of unrestricted cash held by our non-U.S. subsidiaries was $210.1 million.

We execute securities transactions between our institutional investor and broker-dealer clients on a matched principal basis by serving as counterparty to both the buyer and the seller in trades. Our operating subsidiaries settle such transactions pursuant to their self-clearing operations or through the use of third-party clearing brokers or settlement agents. Settlement typically occurs within one to two trading days after the trade date. Cash settlement of the transaction occurs upon receipt or delivery of the underlying instrument that was traded. Under both the self-clearing and the third-party clearing models, we may be exposed to credit risk in the event a counterparty does not fulfill its obligation to complete a transaction or if there is an error in executing a matched principal transaction. Pursuant to the terms of the securities clearing agreements, each third-party clearing broker has the right to charge us for any losses they suffer resulting from a counterparty’s failure on any of our trades. We did not record any liabilities or losses with regard to counterparty failures for the six months ended June 30, 2023 and 2022. Substantially all of our open securities failed-to-deliver and securities failed-to-receive transactions as of June 30, 2023 have subsequently settled at the contractual amounts.

In the normal course of business, we enter into contracts that contain a variety of representations, warranties and indemnification provisions. Our maximum exposure from any claims under these arrangements is unknown, as this would involve claims that have not yet occurred. However, based on experience, the Company expects the risk of material loss to be remote.

We have operating leases for corporate offices with initial lease terms ranging from one year to 15 years. We have total future contractual rent payments on these leases of $107.6 million, with $11.4 million due within the next 12 months and $96.2 million due beyond 12 months.

We enter into foreign currency forward contracts to economically hedge our exposure to variability in certain foreign currency transaction gains and losses. As of June 30, 2023, the notional value of our foreign currency forward contract outstanding was $62.9 million and the fair value of the asset was $0.6 million.

In January 2021, our Board authorized a share repurchase program for up to $100.0 million that commenced in April 2021 and was exhausted in January 2022. In January 2022, our Board authorized a share repurchase program for up to $150.0 million that commenced in March 2022. Shares repurchased under the program will be held in treasury for future use. As of June 30, 2023, we had $100.0 million of remaining capacity under the program.

In July 2023, our Board of Directors approved a quarterly cash dividend of $0.72 per share payable on August 16, 2023 to stockholders of record as of the close of business on August 2, 2023. Any future declaration and payment of dividends will be at the sole discretion of our Board of Directors.

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

The table set forth below presents a reconciliation of our net income to EBITDA and net income margin to EBITDA margin, as defined above, for the three and six months ended June 30, 2023 and 2022:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	($ in thousands)
Net income	$59,859	$66,922	$133,487	$131,691
Interest income	(5,312)	(254)	(9,561)	(313)
Interest expense	53	337	183	510
Provision for income taxes	19,091	22,656	43,658	48,306
Depreciation and amortization	17,005	15,240	33,466	30,414
EBITDA	$90,696	$104,901	$201,233	$210,608

Net income margin	33.3%	36.7%	34.9%	35.8%
Interest income	(3.0)	(0.1)	(2.5)	(0.1)
Interest expense	—	0.2	—	0.1
Provision for income taxes	10.6	12.4	11.4	13.1
Depreciation and amortization	9.5	8.4	8.7	8.3
EBITDA margin	50.4%	57.6%	52.5%	57.2%

The table set forth below presents a reconciliation of our net cash provided by operating activities to free cash flow, as defined above, for the three and six months ended June 30, 2023 and 2022:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	($ in thousands)
Net cash provided by operating activities	$105,394	$93,637	$112,921	$69,907
Exclude: Net change in trading investments	(890)	—	(471)	—
Exclude: Net change in fail-to-deliver/receive from broker-dealers, clearing organizations and customers	(46,010)	(20,376)	757	48,166
Less: Purchases of furniture, equipment and leasehold improvements	(1,055)	(1,285)	(1,272)	(2,681)
Less: Capitalization of software development costs	(11,025)	(9,136)	(21,715)	(18,561)
Free Cash Flow	$46,414	$62,840	$90,220	$96,831

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

As of June 30, 2023, we had $73.9 million of investments in U.S. Treasuries that were classified as trading securities and $24.7 million of investments in corporate bonds that were classified as available-for-sale. Adverse movements, such as a decrease in the value of these securities or a downturn or disruption in the markets for these securities, could result in a substantial loss. A 10% decrease in the market value of our U.S Treasuries or available-for-sale investments would result in losses of approximately $7.4 million and $2.5 million, respectively. In addition, principal gains and losses resulting from these securities could on occasion have a disproportionate effect, positive or negative, on our financial condition and results of operations for any particular reporting period.

Interest Rate Risk

Interest rate risk represents our exposure to interest rate changes with respect to our cash and cash equivalents, restricted cash and deposits. As of June 30, 2023, our cash and cash equivalents, restricted cash and deposits amounted to $557.3 million. A hypothetical 100 basis point change in interest rates would increase or decrease our annual interest income by approximately $5.6 million, assuming no change in the amount or composition of our cash and cash equivalents, restricted cash and deposits.

As of June 30, 2023, a hypothetical 100 basis point increase or decrease in interest rates would decrease or increase the fair value of the available-for-sale investment portfolio by approximately $0.3 million, assuming no change in the amount or composition of the investments. The hypothetical unrealized gain (loss) of $0.3 million would be recognized in accumulated other comprehensive loss on the Consolidated Statements of Financial Condition.

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

During the twelve months ended June 30, 2023, approximately 15.1% of our revenue and 26.2% of our expenses were denominated in currencies other than the U.S. dollar, most notably the British Pound Sterling. Based on actual results over the past year, a hypothetical 10% increase or decrease in the U.S. dollar against all other currencies would have increased or decreased revenue by approximately $11.1 million and operating expenses by approximately $10.7 million.

Credit Risk

Through certain of our subsidiaries, we execute securities transactions between our institutional investor and broker-dealer clients on a matched principal basis by serving as counterparty to both the buyer and the seller in trades. Our operating subsidiaries settle such transactions pursuant to their self-clearing operations or through the use of third-party clearing brokers or settlement agents. Settlement typically occurs within one to two trading days after the trade date. Cash settlement of the transaction occurs upon receipt or delivery of the underlying instrument that was traded.

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

Derivative Risk

Our limited derivative risk stems from our activities in the foreign currency forward contract market. We use this market to economically hedge our foreign exchange gains and losses on the Consolidated Statements of Operations that arise from our U.S. dollar versus British Pound Sterling exposure from the activities of our U.K. subsidiaries. As of June 30, 2023, the fair value of the notional amount of our foreign currency forward contract was $63.5 million. We do not hold derivative instruments for purposes other than economically hedging foreign currency risk.

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures. Our management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our “disclosure controls and procedures,” as that term is defined in Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Exchange Act, as of June 30, 2023. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective to ensure that information required to be disclosed by MarketAxess in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and to ensure that information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

(b) Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2023 identified in connection with the evaluation thereof by our management, including the Chief Executive Officer and Chief Financial Officer, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

During the quarter ended June 30, 2023, we repurchased the following shares of common stock:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
				(In thousands)
April 1, 2023 - April 30, 2023	354	$391.29	—	$100,016
May 1, 2023 - May 31, 2023	58	317.29	—	100,016
June 1, 2023 - June 30, 2023	22	271.56	—	100,016
Total	434	$375.33	—

During the three months ended June 30, 2023, we repurchased 434 shares of common stock that were surrendered to us to satisfy the withholding tax obligations upon the vesting of restricted shares and restricted stock units. There were no shares repurchased in connection with our share repurchase program during the three months ended June 30, 2023.

In January 2022, our Board of Directors authorized a share repurchase program for up to $150.0 million that commenced in March 2022. Shares repurchased under this program will be held in treasury for future use. As of June 30, 2023, we had $100.0 million of remaining capacity under the program.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

(c) Trading Plans

In the second quarter of 2023, no director or officer (as defined in Exchange Act Rule 16a-1(f)) of the Company adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement for the purchase or sale of securities of the Company, within the meaning of Item 408 of Regulation S-K.

Item 6. Exhibits

Exhibit Index:

Number	Description
31.1*	Certification by Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification by Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
104	The cover page from the Company’s Quarterly report on Form 10-Q for the quarter ended June 30, 2023 has been formatted in Inline XBRL and is included in Exhibits 101.

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MARKETAXESS HOLDINGS INC.

Date: July 27, 2023	By:	/s/ CHRISTOPHER R. CONCANNON
Christopher R. Concannon
Chief Executive Officer
(principal executive officer)

Date: July 27, 2023	By:	/s/ CHRISTOPHER N. GEROSA
Christopher N. Gerosa
Chief Financial Officer
(principal financial and accounting officer)