Form 10-Q
period 2023-09-30
MARKETAXESS HOLDINGS INC
filed 2023-10-25
CIK 1278021

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

or

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

As of October 23, 2023, the number of shares of the Registrant’s voting common stock outstanding was 37,905,448.

2

MARKETAXESS HOLDINGS INC.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2023

PART I — Financial Information

Item 1. Financial Statements

MARKETAXESS HOLDINGS INC.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Unaudited)

	As of
	September 30, 2023	December 31, 2022
	(In thousands, except share and per share amounts)
ASSETS
Cash and cash equivalents	$420,497	$430,746
Cash segregated under federal regulations	52,601	50,947
Investments, at fair value	132,844	83,792
Accounts receivable, net of allowance of $580 and $590 as of September 30, 2023 and December 31, 2022, respectively	90,548	78,450
Receivables from broker-dealers, clearing organizations and customers	548,081	476,335
Goodwill	154,789	154,789
Intangible assets, net of accumulated amortization	84,687	98,065
Furniture, equipment, leasehold improvements and capitalized software, net of accumulated depreciation and amortization	101,654	100,256
Operating lease right-of-use assets	63,101	66,106
Prepaid expenses and other assets	88,710	68,289
Total assets	$1,737,512	$1,607,775

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Accrued employee compensation	$43,881	$56,302
Payables to broker-dealers, clearing organizations and customers	364,086	303,993
Income and other tax liabilities	19,379	28,448
Accounts payable, accrued expenses and other liabilities	40,019	55,263
Operating lease liabilities	79,169	82,676
Total liabilities	546,534	526,682

Commitments and Contingencies (Note 13)

Stockholders' equity
Preferred stock, $0.001 par value, 4,855,000 shares authorized, no shares issued and outstanding as of September 30, 2023 and December 31, 2022	—	—
Series A Preferred Stock, $0.001 par value, 110,000 shares authorized, no shares issued and outstanding as of September 30, 2023 and December 31, 2022	—	—
Common stock voting, $0.003 par value, 110,000,000 shares authorized, 40,946,522 shares and 40,918,660 shares issued and 37,680,665 shares and 37,648,148 shares outstanding as of September 30, 2023 and December 31, 2022, respectively	123	123
Common stock non-voting, $0.003 par value, 10,000,000 shares authorized, no shares issued and outstanding as of September 30, 2023 and December 31, 2022	—	—
Additional paid-in capital	346,947	345,468
Treasury stock – Common stock voting, at cost, 3,265,857 shares and 3,270,512 shares as of September 30, 2023 and December 31, 2022, respectively	(327,091)	(328,326)
Retained earnings	1,208,607	1,101,525
Accumulated other comprehensive loss	(37,608)	(37,697)
Total stockholders' equity	1,190,978	1,081,093
Total liabilities and stockholders' equity	$1,737,512	$1,607,775

The accompanying notes are an integral part of these consolidated financial statements.

MARKETAXESS HOLDINGS INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(In thousands, except per share amounts)
Revenues
Commissions	$150,496	$153,164	$491,073	$482,740
Information services	11,801	9,711	34,466	28,916
Post-trade services	9,833	9,000	29,228	28,056
Other	154	237	532	686
Total revenues	172,284	172,112	555,299	540,398

Expenses
Employee compensation and benefits	48,872	44,805	149,570	137,996
Depreciation and amortization	17,561	15,302	51,027	45,716
Technology and communications	15,339	14,169	45,573	38,851
Professional and consulting fees	9,181	7,560	24,331	26,101
Occupancy	3,503	3,381	10,313	10,468
Marketing and advertising	2,100	1,797	8,403	6,535
Clearing costs	3,665	4,211	12,392	13,049
General and administrative	5,154	4,576	15,698	12,479
Total expenses	105,375	95,801	317,307	291,195
Operating income	66,909	76,311	237,992	249,203
Other income (expense)
Interest income	6,590	1,433	16,151	1,746
Interest expense	(164)	(138)	(347)	(648)
Equity in earnings of unconsolidated affiliate	125	869	579	1,060
Other, net	(1,717)	388	(5,487)	7,499
Total other income (expense)	4,834	2,552	10,896	9,657
Income before income taxes	71,743	78,863	248,888	258,860
Provision for income taxes	16,802	19,556	60,460	67,862
Net income	$54,941	$59,307	$188,428	$190,998

Net income per common share
Basic	$1.47	$1.58	$5.03	$5.10
Diluted	$1.46	$1.58	$5.01	$5.07

Cash dividends declared per common share	$0.72	$0.70	$2.16	$2.10

Weighted average shares outstanding
Basic	37,491	37,479	37,485	37,464
Diluted	37,574	37,567	37,603	37,666

The accompanying notes are an integral part of these consolidated financial statements.

MARKETAXESS HOLDINGS INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(In thousands)
Net income	$54,941	$59,307	$188,428	$190,998
Cumulative translation adjustment	(9,687)	(20,248)	274	(46,757)
Net unrealized (loss) on securities available-for-sale, net of tax of $(5), $0, $(61) and $0, respectively	(18)	—	(185)	—
Comprehensive income	$45,236	$39,059	$188,517	$144,241

The accompanying notes are an integral part of these consolidated financial statements.

MARKETAXESS HOLDINGS INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

	Common Stock Voting	Additional Paid-In Capital	Treasury Stock – Common Stock Voting	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
	(In thousands, except per share amounts)
Balance at January 1, 2023	$123	$345,468	$(328,326)	$1,101,525	$(37,697)	$1,081,093
Net income	—	—	—	73,628	—	73,628
Cumulative translation adjustment	—	—	—	—	5,755	5,755
Unrealized net gain (loss) on securities available-for-sale, net of tax	—	—	—	—	(41)	(41)
Stock-based compensation	—	7,488	—	—	—	7,488
Reissuance of treasury stock	—	(57)	511	—	—	454
Exercise of stock options	—	707	—	—	—	707
Withholding tax payments on restricted stock vesting and stock option exercises	—	(20,492)	—	—	—	(20,492)
Cash dividend on common stock ($0.72 per share)	—	—	—	(27,060)	—	(27,060)
Balance at March 31, 2023	123	333,114	(327,815)	1,148,093	(31,983)	1,121,532
Net income	—	—	—	59,859	—	59,859
Cumulative translation adjustment	—	—	—	—	4,206	4,206
Unrealized net gain (loss) on securities available-for-sale, net of tax	—	—	—	—	(126)	(126)
Stock-based compensation	—	6,890	—	—	—	6,890
Exercise of stock options	—	18	—	—	—	18
Withholding tax payments on restricted stock vesting and stock option exercises	—	(155)	—	—	—	(155)
Cash dividend on common stock ($0.72 per share)	—	—	—	(27,132)	—	(27,132)
Balance at June 30, 2023	123	339,867	(327,815)	1,180,820	(27,903)	1,165,092
Net income	—	—	—	54,941	—	54,941
Cumulative translation adjustment	—	—	—	—	(9,687)	(9,687)
Unrealized net gain (loss) on securities available-for-sale, net of tax	—	—	—	—	(18)	(18)
Stock-based compensation	—	7,481	—	—	—	7,481
Reissuance of treasury stock	—	(185)	724	—	—	539
Withholding tax payments on restricted stock vesting and stock option exercises	—	(216)	—	—	—	(216)
Cash dividend on common stock ($0.72 per share)	—	—	—	(27,154)	—	(27,154)
Balance at September 30, 2023	$123	$346,947	$(327,091)	$1,208,607	$(37,608)	$1,190,978

The accompanying notes are an integral part of these consolidated financial statements.

MARKETAXESS HOLDINGS INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (CONTINUED)

(Unaudited)

	Common Stock Voting	Additional Paid-In Capital	Treasury Stock – Common Stock Voting	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
	(In thousands, except per share amounts)

Balance at January 1, 2022	$123	$330,262	$(232,712)	$956,966	$(13,330)	$1,041,309
Net income	—	—	—	64,769	—	64,769
Cumulative translation adjustment	—	—	—	—	(5,051)	(5,051)
Stock-based compensation	—	8,099	—	—	—	8,099
Exercise of stock options	—	50	—	—	—	50
Withholding tax payments on restricted stock vesting and stock option exercises	—	(20,292)	—	—	—	(20,292)
Repurchases of common stock	—	—	(38,800)	—	—	(38,800)
Cash dividend on common stock ($0.70 per share)	—	—	—	(26,543)	—	(26,543)
Balance at March 31, 2022	123	318,119	(271,512)	995,192	(18,381)	1,023,541
Net income	—	—	—	66,922	—	66,922
Cumulative translation adjustment	—	—	—	—	(21,458)	(21,458)
Stock-based compensation	—	6,503	—	—	—	6,503
Exercise of stock options	—	86	—	—	—	86
Withholding tax payments on restricted stock vesting and stock option exercises	—	339	—	—	—	339
Repurchases of common stock	—	—	(48,740)	—	—	(48,740)
Cash dividend on common stock ($0.70 per share)	—	—	—	(26,391)	—	(26,391)
Balance at June 30, 2022	123	325,047	(320,252)	1,035,723	(39,839)	1,000,802
Net income	—	—	—	59,307	—	59,307
Cumulative translation adjustment	—	—	—	—	(20,248)	(20,248)
Stock-based compensation	—	7,351	—	—	—	7,351
Exercise of stock options	—	148	—	—	—	148
Withholding tax payments on restricted stock vesting and stock option exercises	—	(2,252)	—	—	—	(2,252)
Repurchases of common stock	—	—	—	—	—	—
Cash dividend on common stock ($0.70 per share)	—	—	—	(26,368)	—	(26,368)
Balance at September 30, 2022	$123	$330,294	$(320,252)	$1,068,662	$(60,087)	$1,018,740

The accompanying notes are an integral part of these consolidated financial statements.

MARKETAXESS HOLDINGS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2023	2022
	(In thousands)
Cash flows from operating activities
Net income	$188,428	$190,998
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	51,027	45,716
Amortization of operating lease right-of-use assets	4,207	4,232
Stock-based compensation expense	21,859	21,953
Deferred taxes	(5,502)	(3,346)
Foreign currency transaction (gains) losses	1,587	(13,595)
Other	847	730
Changes in operating assets and liabilities:
(Increase) in accounts receivable	(11,650)	(24,011)
(Increase) in receivables from broker-dealers, clearing organizations and customers	(46,146)	(148,558)
(Increase) in prepaid expenses and other assets	(18,240)	(4,693)
(Increase)/decrease in trading investments	(24,300)	445
(Increase)/decrease in mutual funds held in rabbi trust	(206)	2,339
(Decrease) in accrued employee compensation	(12,406)	(14,502)
Increase in payables to broker-dealers, clearing organizations and customers	58,710	107,560
(Decrease) in income and other tax liabilities	(3,921)	(8,337)
(Decrease)/increase in accounts payable, accrued expenses and other liabilities	(7,491)	2,762
(Decrease) in operating lease liabilities	(4,721)	(4,688)
Net cash provided by operating activities	192,082	155,005
Cash flows from investing activities
Available-for-sale investments
Proceeds from maturities and sales	3,311	—
Purchases	(27,871)	—
Acquisition of equity method investment	—	(34,400)
Purchases of furniture, equipment and leasehold improvements	(7,255)	(6,642)
Capitalization of software development costs	(31,802)	(27,109)
Net cash (used in) investing activities	(63,617)	(68,151)
Cash flows from financing activities
Cash dividend on common stock	(82,139)	(79,855)
Exercise of stock options	725	284
Withholding tax payments on restricted stock vesting and stock option exercises	(20,863)	(22,205)
Repurchases of common stock	—	(87,540)
Payment of contingent consideration	(12,500)	(26,164)
Proceeds from short-term borrowings	53,995	100,000
Repayments of short-term borrowings	(50,000)	(100,000)
Net cash (used in) financing activities	(110,782)	(215,480)
Effect of exchange rate changes on cash and cash equivalents	(1,451)	(28,111)
Cash and cash equivalents including restricted cash
Net increase/(decrease) for the period	16,232	(156,737)
Beginning of period	572,664	625,567
End of period	$588,896	$468,830

Supplemental cash flow information
Cash paid for income taxes	$83,142	$69,085
Cash paid for interest	396	658
Non-cash activity
Operating lease right-of-use assets obtained in exchange for operating lease liabilities	1,178	1,670

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

The allowance for credit losses was $0.6 million as of each of September 30, 2023 and December 31, 2022. The provision for bad debts was $0.2 million for each of the three months ended September 30, 2023 and 2022, and $0.3 million for each of the nine months ended September 30, 2023 and 2022. Write-offs and other charges against the allowance for credit losses were $0.1 million for each of the three months ended September 30, 2023 and 2022, and $0.2 million and $0.1 million for the nine months ended September 30, 2023 and 2022, respectively.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(In thousands)
Commission revenue by fee type
Variable transaction fees
Disclosed trading	$73,763	$74,767	$240,315	$246,520
Open Trading – matched principal trading	36,682	42,845	132,524	128,460
U.S. government bonds - matched principal trading	3,829	4,160	11,920	13,487
Total variable transaction fees	114,274	121,772	384,759	388,467
Distribution fees and unused minimum fees	36,222	31,392	106,314	94,273
Total commissions	$150,496	$153,164	$491,073	$482,740

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(In thousands)
Information services revenue by timing of recognition
Services transferred over time	$11,341	$9,524	$33,487	$28,232
Services transferred at a point in time	460	187	979	684
Total information services revenues	$11,801	$9,711	$34,466	$28,916

Post-trade services – Post-trade services revenue is generated from regulatory transaction reporting, trade publication and trade matching services. Customers are generally billed monthly in arrears, and revenue is recognized in the period transactions are processed. Revenues billed in advance are deferred and recognized ratably over the contract period. The Company also generates one-time implementation fees for onboarding clients, which are invoiced and recognized in the period the implementation is completed. The following table presents post-trade services revenue by timing of recognition:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(In thousands)
Post-trade services revenue by timing of recognition
Services transferred over time	$9,774	$9,000	$29,126	$28,014
Services transferred at a point in time	59	—	102	42
Total post-trade services revenues	$9,833	$9,000	$29,228	$28,056

Other revenues – Other revenues primarily includes revenue from telecommunications line charges to broker-dealer clients.

Contract liabilities consist of deferred revenues that the Company records when cash payments are received or due in advance of services to be performed. Deferred revenues are included in accounts payable, accrued expenses and other liabilities on the Consolidated Statements of Financial Condition. The revenue recognized from contract liabilities and the remaining balance is shown below:

	December 31, 2022	Payments received in advance of services to be performed	Revenue recognized for services performed during the period	Foreign Currency Translation	September 30, 2023
	(In thousands)
Information services	$3,121	$9,042	$(9,329)	$—	$2,834
Post-trade services	869	17,373	(17,341)	6	907
Total deferred revenue	$3,990	$26,415	$(26,670)	$6	$3,741

The majority of the Company’s information services and post-trade services contracts are short-term in nature with durations of less than one year. For contracts with original durations extending beyond one year, the aggregate amount of the transaction price allocated to remaining performance obligations was $63.9 million as of September 30, 2023. The Company expects to recognize revenue associated with the remaining performance obligations over the next 56 months.

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

MARKETAXESS HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

3. Regulatory Capital Requirements

As of September 30, 2023, one of the Company’s U.S. subsidiaries was registered as a broker-dealer and therefore subject to the applicable rules and regulations of the SEC and the Financial Industry Regulatory Authority (“FINRA”). In October 2023, the Company acquired a company that is registered as a broker-dealer and likewise is subject to the applicable rules and regulations of the SEC and FINRA (see Note 17). These rules contain minimum net capital requirements, as defined in the applicable regulations. Certain of the Company’s foreign subsidiaries are regulated by the Financial Conduct Authority (“FCA”) in the U.K. or other foreign regulators and must maintain financial resources, as defined in the applicable regulations, in excess of the applicable financial resources requirement. As of September 30, 2023, each of the Company’s subsidiaries that are subject to these regulations had net capital or financial resources in excess of their minimum requirements. As of September 30, 2023, the Company’s subsidiaries maintained aggregate net capital and financial resources that were $505.6 million in excess of the required levels of $31.5 million.

The Company’s sole U.S. broker-dealer subsidiary as of September 30, 2023 was required to segregate funds in a special reserve bank account for the benefit of customers pursuant to Rule 15c3-3 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). As of September 30, 2023, this U.S. broker-dealer subsidiary had a balance of $52.6 million in its special reserve bank account. This U.S. broker-dealer subsidiary also maintained net capital that was $295.2 million in excess of the required level of $3.6 million.

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

4. Fair Value Measurements

The following table summarizes the valuation of the Company’s assets and liabilities measured at fair value as categorized based on the hierarchy described in Note 2:

	Level 1	Level 2	Level 3	Total
	(In thousands)
As of September 30, 2023
Assets
Money market funds	$6,293	$—	$—	$6,293
Securities available-for-sale
Corporate debt	—	24,546	—	24,546
Trading securities
U.S. Treasuries	—	98,711	—	98,711
Mutual funds held in rabbi trust	—	9,587	—	9,587
Total assets	$6,293	$132,844	$—	$139,137

Liabilities
Foreign currency forward position	$—	$2,852	$—	$2,852

As of December 31, 2022
Assets
Money market funds	$59,173	$—	$—	$59,173
Trading securities
U.S. Treasuries	—	74,409	—	74,409
Mutual funds held in rabbi trust	—	9,383	—	9,383
Total assets	$59,173	$83,792	$—	$142,965

Liabilities
Contingent consideration payable	$—	$—	$12,340	$12,340
Foreign currency forward position	—	1,688	—	1,688
Total liabilities	$—	$1,688	$12,340	$14,028

MARKETAXESS HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

Money market funds are included in cash and cash equivalents on the Consolidated Statements of Financial Condition. Securities available-for-sale and trading securities are included in investments, at fair value on the Consolidated Statements of Financial Condition. Securities classified within Level 2 were valued using a market approach utilizing prices and other relevant information generated by market transactions involving comparable assets. The foreign currency forward contracts are classified within Level 2 as the valuation inputs are based on quoted market prices. The mutual funds held in a rabbi trust represent investments associated with the Company’s deferred cash incentive plan.

Liabilities classified within Level 3 reflect contingent consideration payable recognized in connection with acquisitions. In May 2023, the Company made final payment on the remaining contingent consideration. The following table summarizes the change in the Company's Level 3 liabilities for the nine months ended September 30, 2023:

	December 31, 2022	Payments	Realized (Gain)/Loss	September 30, 2023
	(In thousands)
Contingent consideration payable	$12,340	$(12,500)	$160	$—

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

	Carrying Value	Fair Value	Level 1	Level 2	Level 3	Total
	(In thousands)
As of September 30, 2023
Financial assets not measured at fair value:
Cash	$414,204	$414,204	$414,204	$—	$—	$414,204
Cash segregated under federal regulations	52,601	52,601	52,601	—	—	52,601
Accounts receivable, net of allowance	90,548	90,548	—	90,548	—	90,548
Receivables from broker-dealers, clearing organizations and customers	548,081	548,081	112,489	435,592	—	548,081
Total	$1,105,434	$1,105,434	$579,294	$526,140	$—	$1,105,434

Financial liabilities not measured at fair value:
Payables to broker-dealers, clearing organizations and customers	$364,086	$364,086	$—	$364,086	$—	$364,086

As of December 31, 2022
Financial assets not measured at fair value:
Cash	$371,573	$371,573	$371,573	$—	$—	$371,573
Cash segregated under federal regulations	50,947	50,947	50,947	—	—	50,947
Accounts receivable, net of allowance	78,450	78,450	—	78,450	—	78,450
Receivables from broker-dealers, clearing organizations and customers	476,335	476,335	88,923	387,412	—	476,335
Total	$977,305	$977,305	$511,443	$465,862	$—	$977,305

Financial liabilities not measured at fair value:
Payables to broker-dealers, clearing organizations and customers	$303,993	$303,993	$—	$303,993	$—	$303,993

During the three and nine months ended September 30, 2023, there were no transfers between Level 1, Level 2 and Level 3 securities.

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

	As of
	September 30, 2023	December 31, 2022
	(In thousands)
Notional value	$63,870	$62,160
Fair value of notional	61,018	60,472
Fair value of the (liability)	$(2,852)	$(1,688)

Realized and unrealized gains and losses on foreign currency forward contracts are included in other, net in the Consolidated Statements of Operations. The Company recorded a net realized gain of $0.8 million and a net unrealized loss of $3.5 million for the three months ended September 30, 2023. The Company recorded a net realized gain of $0.7 million and a net unrealized loss of $1.2 million for the nine months ended September 30, 2023. The Company records collateral deposits with its counterparty bank in prepaid expenses and other assets on the Consolidated Statements of Financial Condition. As of September 30, 2023, the Company maintained a collateral deposit of $3.2 million with its counterparty bank.

The following table summarizes the Company’s investments:

	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
	(In thousands)
As of September 30, 2023
Securities available-for-sale
Corporate debt	$24,791	$14	$(259)	$24,546
Trading securities
U.S. Treasuries	99,211	—	(500)	98,711
Mutual funds held in rabbi trust	10,442	79	(934)	9,587
Total investments	$134,444	$93	$(1,693)	$132,844

As of December 31, 2022
Trading securities
U.S. Treasuries	$74,943	$—	$(534)	$74,409
Mutual funds held in rabbi trust	11,474	—	(2,091)	9,383
Total investments	$86,417	$—	$(2,625)	$83,792

Purchases of investments during the nine months ended September 30, 2023 were $77.7 million. Proceeds from the sales and maturities of investments during the nine months ended September 30, 2023 were $28.3 million.

MARKETAXESS HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

The following table summarizes the Company’s unrealized and realized gains and losses on investments:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(In thousands)
Unrealized gains/(losses)
Securities available-for-sale
Corporate debt	$(22)	$—	$(245)	$—
Trading securities
U.S. Treasuries	(154)	—	(500)	(445)
Mutual funds held in rabbi trust	(200)	(496)	905	(2,618)
Total investments	$(376)	$(496)	$160	$(3,063)

Realized gains/(losses)
Securities available-for-sale
Corporate debt	$—	$—	$(17)	$—
Trading securities
Mutual funds held in rabbi trust	(79)	—	(138)	—
Total investments	$(79)	$—	$(155)	$—

The following table summarizes the fair value of the investments based upon the contractual maturities:

	Less than one year	Due in 1 - 5 years	Total
	(In thousands)
As of September 30, 2023
Securities available-for-sale
Corporate debt	$8,948	$15,598	$24,546
Trading securities
U.S. Treasuries	—	98,711	98,711
Mutual funds held in rabbi trust	9,587	—	9,587
Total	$18,535	$114,309	$132,844

As of December 31, 2022
Trading securities
U.S. Treasuries	$24,618	$49,791	$74,409
Mutual funds held in rabbi trust	9,383	—	9,383
Total	$34,001	$49,791	$83,792

The following table provides fair values and unrealized losses on the Company’s available-for-sale investments and the aging of securities’ continuous unrealized loss position as of September 30, 2023:

	Less than Twelve Months		Twelve Months or More		Total
	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses
	(In thousands)
As of September 30, 2023
Corporate debt	$22,468	$(259)	$—	$—	$22,468	$(259)

During the three and nine months ended September 30, 2023, the Company did not recognize any credit losses on its available-for-sale securities. The unrealized losses on securities are due to changes in interest rates and market liquidity.

MARKETAXESS HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

5. Receivables from and Payables to Broker-dealers, Clearing Organizations and Customers

Receivables from and payables to broker-dealers, clearing organizations and customers consisted of the following:

	September 30, 2023	December 31, 2022
Receivables from broker-dealers, clearing organizations and customers:	(In thousands)
Securities failed-to-deliver – broker-dealers and clearing organizations	$195,727	$144,523
Securities failed-to-deliver – customers	232,892	235,056
Deposits with clearing organizations and broker-dealers	112,489	88,923
Other	6,973	7,833
Total	$548,081	$476,335

Payables to broker-dealers, clearing organizations and customers:
Securities failed-to-receive – broker-dealers and clearing organizations	$151,639	$224,816
Securities failed-to-receive – customers	206,387	71,828
Other	6,060	7,349
Total	$364,086	$303,993

6. Acquisitions and Equity Investments

In May 2022, the Company invested $34.4 million to acquire a minority ownership stake in RFQ–hub Holdings LLC, an entity formed with a consortium of market participants to support the growth of RFQ-hub, a multi-asset request for quote platform. The Company possesses significant influence over RFQ–hub Holdings LLC and is accounting for its investment under the equity method of accounting. As of September 30, 2023, the Company’s investment is recorded at carrying value of $36.1 million within prepaid expenses and other assets on the Consolidated Statements of Financial Condition. The Company’s proportionate share of RFQ–hub Holdings LLC’s net earnings was $0.1 million and $0.6 million for the three and nine months ended September 30, 2023, respectively, and $0.9 million and $1.1 million for the three and nine months ended September 30, 2022, respectively.

On April 9, 2021, the Company acquired MuniBrokers LLC, a central electronic venue serving municipal bond brokers and dealers. As part of the purchase price, the Company recorded $22.5 million of contingent consideration payable, which was included within accounts payable, accrued expenses, and other liabilities on the Consolidated Statements of Financial Condition. In May 2022, the Company made a payment of $8.3 million to settle the first earn-out period consideration. In May 2023, the Company made a payment of $12.5 million to settle the second earn-out period consideration. As of September 30, 2023, the Company had no remaining outstanding contingent consideration payable.

7. Goodwill and Intangible Assets

Goodwill and intangible assets with indefinite lives were $154.8 million as of each of September 30, 2023 and December 31, 2022. Intangible assets that are subject to amortization, including the related accumulated amortization, are comprised of the following:

	September 30, 2023			December 31, 2022
	Cost	Accumulated amortization	Net carrying amount	Cost	Accumulated amortization	Net carrying amount
	(In thousands)

Customer relationships	$129,460	$(46,183)	$83,277	$129,991	$(34,310)	$95,681
Technology and other intangibles	11,430	(10,020)	1,410	11,430	(9,046)	2,384
Total	$140,890	$(56,203)	$84,687	$141,421	$(43,356)	$98,065

Amortization expense associated with identifiable intangible assets was $4.5 million and $3.9 million for the three months ended September 30, 2023 and 2022, respectively, and $13.1 million and $12.1 million for the nine months ended September 30, 2023 and 2022, respectively. Annual estimated total amortization expense is $17.4 million, $15.0 million, $12.1 million, $10.4 million and $9.1 million for the years ended December 31, 2023 through 2027, respectively.

MARKETAXESS HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

8. Income Taxes

The Company's provision for income taxes includes U.S. federal, state and local, and foreign taxes. The Company’s effective tax rate was 23.4% and 24.8% for the three months ended September 30, 2023 and 2022, respectively, and 24.3% and 26.2% for the nine months ended September 30, 2023 and 2022, respectively. During the nine months ended September 30, 2022, the Company's provision for income taxes included $3.2 million of expense related to a settlement with New York State to resolve the 2010 to 2014 audits. The Company’s effective tax rate can vary from period to period depending on geographic mix of our earnings, changes in tax legislation and tax rates and the amount and timing of excess tax benefits related to share-based payments, among other factors.

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

9. Stock-Based Compensation Plans

Equity Incentive Plan

The Company maintains the MarketAxess Holdings Inc. 2020 Equity Incentive Plan (the “2020 Plan”), which provides for the grant of stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, performance units, or other stock-based awards as incentives to encourage employees, consultants and non-employee directors to participate in the long-term success of the Company. As of September 30, 2023, there were 2,429,303 shares available for grant under the 2020 Plan.

Total stock-based compensation expense was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(In thousands)
Employees	$7,118	$6,958	$20,865	$20,659
Non-employee directors	363	393	994	1,294
Total stock-based compensation	$7,481	$7,351	$21,859	$21,953

The Company records stock-based compensation expense for employees in employee compensation and benefits and for non-employee directors in general and administrative expenses in the Consolidated Statements of Operations.

During the nine months ended September 30, 2023, the Company granted a total of (i) 74,683 restricted stock units, (ii) 13,908 options to purchase shares of common stock and (iii) performance stock units with an expected pay-out at target of 23,302 shares of common stock. The fair values of the restricted stock units and performance stock units were based on a weighted-average fair value per unit at the grant date of $351.27 and $386.14, respectively. Based on the Black-Scholes option pricing model, the weighted-average fair value for each option granted was $123.47 per share.

Included in the above totals are shares granted in April 2023 to the Company’s Chief Executive Officer in connection with his appointment to the position, consisting of: (i) 2,729 restricted stock units with a grant date fair value of $1.05 million, as determined by the Company’s Compensation and Talent Committee by dividing the award value by the average closing price of the Company’s common stock on the ten trading days leading up to and including the grant date, rounded to the nearest whole number; and (ii) 5,039 target performance stock units with a grant date fair value of $2.45 million, as determined by the Company’s Compensation and Talent Committee using the Monte Carlo method. The restricted stock units vest 25.0% on each of the third and fourth anniversary of the grant date and 50.0% on the fifth anniversary of the grant date, subject to continued service through the respective vesting dates. The performance stock units vest 25.0% on each of the third and fourth anniversaries of the grant date and 50.0% on the fifth anniversary of the grant date, subject to certification of the performance criteria and continued service through the respective vesting dates.

As of September 30, 2023, the total unrecognized compensation cost related to all non-vested awards was $45.8 million. That cost is expected to be recognized over a weighted-average period of 1.4 years.

MARKETAXESS HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

Employee Stock Purchase Plan

The Company maintains the MarketAxess Holdings Inc. 2022 Employee Stock Purchase Plan (the “ESPP”). The ESPP has a series of six-month offering periods, with a new offering period beginning on the first trading day on or after February 16 and August 16 of each year. Subject to certain limitations, employees may contribute up to $2,000 of such employee’s total eligible compensation per month towards the purchase of common stock via payroll deductions. Shares are purchased at a 15.0% discount off the lesser of: (i) the fair market value per share on the first day of each offering period; and (ii) the fair market value per share on the purchase date, but in no event less than par value. The Company issued 1,928 shares and 2,727 shares of common stock on February 15, 2023 and August 15, 2023, respectively, under the ESPP. As of September 30, 2023, there were 116,566 shares available for purchase under the ESPP.

10. Earnings Per Share

The following table sets forth basic and diluted weighted average shares outstanding used to compute earnings per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(In thousands, except per share amounts)
Basic weighted average shares outstanding	37,491	37,479	37,485	37,464
Dilutive effect of stock options and restricted stock	83	88	118	202
Diluted weighted average shares outstanding	37,574	37,567	37,603	37,666

Basic earnings per share	$1.47	$1.58	$5.03	$5.10
Diluted earnings per share	1.46	1.58	5.01	5.07

Stock options and restricted stock totaling 420,590 shares and 379,764 shares for the three months ended September 30, 2023 and 2022, respectively, and 279,939 shares and 295,940 shares for the nine months ended September 30, 2023 and 2022, respectively, were excluded from the computation of diluted earnings per share because their effect would have been antidilutive. The computation of diluted shares can vary among periods due, in part, to the change in the average price of the Company’s common stock.

11. Credit Agreements and Short-term Financing

2021 Credit Agreement

On October 15, 2021, the Company entered into a three-year revolving credit facility (the “2021 Credit Agreement”) provided by a syndicate of lenders and JPMorgan Chase Bank, N.A., as administrative agent, which provided aggregate commitments totaling $500.0 million, consisting of a revolving credit facility, a $5.0 million letter of credit sub-limit for standby letters of credit and a $50.0 million sub-limit for swingline loans. The 2021 Credit Agreement was scheduled to mature on October 15, 2024, with the Company's option to request up to two additional 364-day extensions at the discretion of each lender and subject to customary conditions. Subject to satisfaction of certain specified conditions, the Company was permitted to upsize the 2021 Credit Agreement by up to $250.0 million in total.

Borrowings under the 2021 Credit Agreement bore interest at a rate per annum equal to the base rate or adjusted LIBOR plus an applicable margin that varies with the Company’s consolidated total leverage ratio. On March 28, 2023, the Company entered into a first amendment to the 2021 Credit Agreement, which among other things, established customary Secured Overnight Financing Rate (“SOFR”) provisions in lieu of the London Interbank Offered Rate (“LIBOR”) provisions set forth in the 2021 Credit Agreement. Following such amendment, borrowings under the 2021 Credit Agreement bore interest at a rate per annum equal to the alternate base rate or the adjusted term SOFR rate, plus an applicable margin that varies with the Company’s consolidated total leverage ratio.

The 2021 Credit Agreement required that the Company satisfy certain covenants, including a requirement to not exceed a maximum consolidated total leverage ratio. The Company incurred no interest expense under the 2021 Credit Agreement for the three months ended September 30, 2023 and 2022, respectively, and $0.1 million and $0.3 million for the nine months ended September 30, 2023 and 2022, respectively.

MARKETAXESS HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

2023 Credit Agreement

On August 9, 2023, the Company replaced the 2021 Credit Agreement with a new three-year revolving credit facility (the “2023 Credit Agreement”) provided by a syndicate of lenders and JPMorgan Chase Bank, N.A., as administrative agent, which provides aggregate commitments totaling $750.0 million, consisting of a revolving credit facility, a $5.0 million letter of credit sub-limit for standby letters of credit and a $380.0 million sub-limit for swingline loans. The 2023 Credit Agreement will mature on August 9, 2026, with the Company’s option to request up to two additional 364-day extensions at the discretion of each lender and subject to customary conditions. Subject to satisfaction of certain specified conditions, the Company is permitted to upsize the 2023 Credit Agreement by up to $375.0 million in total. As of September 30, 2023, the Company had $0.1 million in letters of credit outstanding and $749.9 million in available borrowing capacity under the 2023 Credit Agreement.

Borrowings under the 2023 Credit Agreement will bear interest at a rate per annum equal to the alternate base rate or the adjusted term SOFR rate, plus an applicable margin that varies with the Company’s consolidated total leverage ratio. The 2023 Credit Agreement requires that the Company satisfy certain covenants, including a requirement not to exceed a maximum consolidated total leverage ratio. The Company incurred no interest expense under the 2023 Credit Agreement for the three months ended September 30, 2023.

Uncommitted Collateralized Agreements

In connection with their self-clearing operations, certain of the Company’s U.S. and U.K. operating subsidiaries maintain agreements with a settlement bank to allow the subsidiaries to borrow in the aggregate of up to $500.0 million on an uncommitted basis, collateralized by eligible securities pledged by the subsidiaries to the settlement bank, subject to certain haircuts. Borrowings under these agreements will bear interest at a base rate per annum equal to the higher of the upper range of the Federal Funds Rate, 0.25% or one-month SOFR, plus 1.00%.

The Company incurred no interest expense on borrowings under such agreements during the three months ended September 30, 2023 and $0.1 million of interest expense during nine months ended September 30, 2023. The Company incurred no interest expense on borrowings under such agreements during the three and nine months ended September 30, 2022. As of September 30, 2023, the Company had no borrowings outstanding and up to $500.0 million in available uncommitted borrowing capacity under such agreements.

Short-term Financing

Under arrangements with their settlement banks, certain of the Company’s U.S. and U.K. operating subsidiaries may receive overnight financing in the form of bank overdrafts. The Company incurred interest expense on such overnight financing of $0.2 million and $0.1 million during the three months ended September 30, 2023 and 2022, respectively, and $0.3 million and $0.4 million of interest expense during the nine months ended September 30, 2023 and 2022, respectively. As of September 30, 2023, the Company had $4.0 million of overdrafts payable outstanding. Overdrafts payable are included in accounts payable, accrued expenses and other liabilities in the Consolidated Statements of Financial Condition.

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

The following table presents the components of lease expense for the three and nine months ended September 30, 2023 and 2022:

		Three Months Ended September 30,		Nine Months Ended September 30,
Lease cost:	Classification	2023	2022	2023	2022
		(In thousands)
Operating lease cost	Occupancy	$2,941	$3,274	$8,934	$9,929
Operating lease cost for subleased/assigned properties	Other, net	—	—	—	469
Variable lease costs	Occupancy	341	49	739	60
Sublease income subleased/assigned properties	Other, net	—	—	—	(405)
Net lease cost		$3,282	$3,323	$9,673	$10,053

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

The weighted average remaining lease term and weighted average discount rate are as follows:

	As of
Lease Term and Discount Rate	September 30, 2023	December 31, 2022
Weighted average remaining lease term (in years)	10.0	10.6
Weighted average discount rate	6.0%	5.9%

The following table presents the maturity of lease liabilities as of September 30, 2023:

(In thousands)
Remainder of 2023	$2,803
2024	11,782
2025	11,598
2026	11,103
2027	8,747
2028 and thereafter	59,838
Total lease payments	105,871
Less: imputed interest	26,702
Present value of lease liabilities	$79,169

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

Based on currently available information, the outcome of the Company’s outstanding matters is not expected to have a material adverse impact on the Company’s financial position. It is not presently possible to determine the ultimate exposure to these matters, and there is no assurance that the resolution of the outstanding matters will not significantly exceed any reserves accrued by the Company.

Other

The Company, through certain of its subsidiaries, executes securities transactions between its institutional investor and broker-dealer clients on a matched principal basis by serving as counterparty to both the buyer and the seller in trades. The Company’s operating subsidiaries settle such transactions pursuant to their self-clearing operations or through the use of third-party clearing brokers or settlement agents. Settlement typically occurs within one to two trading days after the trade date. Cash settlement of the transaction occurs upon receipt or delivery of the underlying instrument that was traded. Under both the self-clearing and the third-party clearing models, the Company may be exposed to credit risk in the event a counterparty does not fulfill its obligation to complete a transaction or if there is an error in executing a matched principal transaction. Pursuant to the terms of the securities clearing agreements, each third-party clearing broker has the right to charge the Company for any losses they suffer resulting from a counterparty’s failure on any of the Company’s trades. The Company did not record any liabilities or losses with regard to counterparty failures for the nine months ended September 30, 2023 and 2022.

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

14. Share Repurchase Programs

In January 2021, the Board of Directors authorized a share repurchase program for up to $100.0 million that commenced in April 2021 and was exhausted in January 2022. In January 2022, the Board of Directors authorized a new share repurchase program for up to $150.0 million. There were no shares repurchased in connection with the Company’s share repurchase program during the three and nine months ended September 30, 2023. Shares repurchased under each program will be held in treasury for future use.

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

For the nine months ended September 30, 2023 and 2022, the U.K. was the only individual foreign country in which the Company had a subsidiary that accounted for 10.0% or more of the total revenues or total long-lived assets. Revenues and long-lived assets are attributed to a geographic area based on the location of the particular subsidiary. Long-lived assets are defined as furniture, equipment, leasehold improvements and capitalized software. Revenues for the three and nine months ended September 30, 2023 and 2022 and long-lived assets as of September 30, 2023 and December 31, 2022 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(In thousands)
Revenues
Americas	$136,398	$140,020	$439,970	$439,939
Europe	31,401	28,124	101,655	86,660
Asia	4,485	3,968	13,674	13,799
Total	$172,284	$172,112	$555,299	$540,398

	As of
	September 30, 2023	December 31, 2022
	(In thousands)
Long-lived assets, as defined
Americas	$86,006	$82,008
Europe	15,187	17,723
Asia	461	525
Total	$101,654	$100,256

16. Cash and Cash Equivalents and Restricted Cash

The following table provides a reconciliation of cash and cash equivalents together with restricted or segregated cash as reported within the Consolidated Statements of Financial Condition to the sum of the same such amounts shown in the Consolidated Statements of Cash Flows:

	Statement of Financial Condition Location	September 30, 2023	December 31, 2022
		(In thousands)
Cash and cash equivalents	Cash and cash equivalents	$420,497	$430,746
Cash segregated for regulatory purposes	Cash segregated under federal regulations	52,601	50,947
Deposits with clearing organizations and broker-dealers	Receivables from broker-dealers, clearing organizations and customers	112,489	88,923
Other deposits	Prepaid expenses and other assets	3,309	2,048
Total		$588,896	$572,664

MARKETAXESS HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

17. Subsequent Events

In October 2023, the Company acquired all of the outstanding ownership interests of Pragma LLC and Pragma Financial Systems LLC (collectively “Pragma”). Pragma is a quantitative trading technology provider specializing in algorithmic and analytical services. Pragma LLC is a registered broker-dealer. The purchase consideration, after giving effect to adjustments in the purchase agreement, was approximately $128.6 million, consisting of approximately $80.4 million of cash and 216,173 shares of the Company’s common stock, valued at approximately $48.2 million on the closing date.

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

We operate in a large and rapidly growing market that provides us with a significant opportunity for future growth. We believe that many of our largest current fixed-income product areas have relatively low levels of trading electronification as compared to other markets, such as U.S. exchange traded cash equities, U.S. equity options and the foreign exchange spot market. Our platforms’ innovative technology solutions are designed to capitalize on this addressable market by increasing the number of potential trading counterparties and providing our clients with a menu of solutions to address the full lifecycle of fixed-income trading. We offer Open Trading and automated trading solutions for most of our products. We believe that Open Trading drives meaningful price improvement for our clients and reduces risk in fixed-income markets by creating a global, diversified pool of liquidity whereby our institutional investor clients, dealer clients and alternative liquidity providers can all interact on an anonymous basis. Institutional investors can also send trading inquiries directly to their traditional broker-dealer counterparties through a disclosed request-for-quote (“RFQ”), while simultaneously accessing additional counterparties through our anonymous Open Trading solutions.

We also provide a number of integrated and actionable data offerings, including Composite+ and Axess All, to assist clients with real-time pricing and trading decisions and transaction cost analysis. We have a range of post-trade services, including straight-through processing, trade matching, trade publication, regulatory transaction reporting and market and reference data across fixed-income and other products. Following our acquisition of Pragma in October 2023, we also provide algorithmic trading and analytical services in the equities, FX and fixed-income markets.

We derive revenue from commissions for transactions executed on our platforms, information services, post-trade services and other revenues. Our expenses consist of employee compensation and benefits, depreciation and amortization, technology and communication expenses, professional and consulting fees, occupancy, marketing and advertising, clearing costs and general and administrative expenses.

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

Challenging operating conditions for the fixed-income markets persisted during the third quarter as the prospect of renewed inflation triggered a rapid rise in long-term bond yields. The 10-year U.S. Treasury yield rose more than 70 basis points to above 4.50% during the quarter, creating downward pressure on the value of fixed-income securities. The continued rise in bond yields coupled with lower years to maturity of bonds traded on our platforms relative to the first half of 2023 resulted in a decrease in the duration of U.S. high-grade bonds traded on our platforms, which had a negative effect on our average variable transaction fee per million, principally in U.S. high-grade. The low levels of credit spread volatility during the third quarter contributed to a decrease in ETF market maker activity, which we believe had a negative impact on our ability to increase our U.S. high-yield volumes.

The closures of Silicon Valley Bank and Signature Bank in March 2023 created bank-specific and broader financial institution liquidity risk and concerns, which may result in stricter bank capital and liquidity requirements. Future adverse developments with respect to specific financial institutions or the broader financial services industry may lead to market-wide liquidity shortages, impair the ability of companies to access working capital needs, and create additional market and economic uncertainty.

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

We expect that current cash and investment balances, in combination with cash flows that are generated from operations and the ability to borrow under our 2023 Credit Agreement, will be sufficient to meet our liquidity needs and planned capital expenditure requirements for at least the next twelve months. We ended the quarter with a strong balance sheet, $749.9 million in available borrowing capacity under the 2023 Credit Agreement and with capital significantly in excess of our regulatory requirements.

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

We primarily compete on the basis of our client network, the liquidity provided by our dealer, and, to a lesser extent, institutional investor clients, the total transaction costs associated with our services, the breadth of products, protocols and services offered, as well as the quality, reliability, security and ease of use of our platforms. We believe that our ability to grow volumes and revenues will largely depend on our performance with respect to these factors.

There has been increased demand for portfolio trading workflows over the last few years, which has resulted in heightened competition among trading platforms to enhance their portfolio trading offerings and expand them across different geographies and products.

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

Compliance with regulations may require us to dedicate additional financial and operational resources, which may adversely affect our profitability. For example, the E.U.’s Digital Operational Resilience Act (“DORA”), which will become effective in 2025, will require us to dedicate additional financial and operational resources to meet the additional governance, risk management, incident reporting, resilience testing and information sharing requirements created by the legislation. However, we also believe new regulations may increase demand for our platforms and we believe we are well positioned to benefit from those regulatory changes that cause market participants to seek electronic trading platforms that meet the various regulatory requirements and help them comply with their regulatory obligations.

For further description of the regulations which govern our business, see Part1, Item I. “Business – Government Regulation” of our Form 10-K for the year ended December 31, 2022.

Technology Environment

We must continue to enhance and improve our electronic trading platforms. The electronic financial services industry is characterized by increasingly complex systems and infrastructures and new business models. Our future success will depend on our ability to enhance our existing products and services, develop and/or license new products and technologies that address the increasingly sophisticated and varied needs of our existing and prospective broker-dealer and institutional investor clients and respond to technological advances and emerging industry and regulatory standards and practices on a cost-effective and timely basis. For example, in 2023, we launched MarketAxess X-Pro, our new trading platform, which we believe integrates the full suite of our data tools and trading protocols for our broker-dealer and institutional investor clients. We plan to continue to focus on technology infrastructure initiatives and improving our platforms with the goal of further enhancing our leading market position.

As the overall share of electronic trading grows in global credit products, we are experiencing continued demand for, and growth in, our automated trading solutions. We also support a large and growing base of dealer market making algorithms. In the third quarter of 2023, trading volumes in our automated trading protocols rose to $75.3 billion, up 45.7% from $51.7 billion in the third quarter of 2022. There were 167 active client firms using our automated trading protocols in the third quarter of 2023, up 24.6% from the third quarter of 2022. In addition, there were 8.2 million dealer algorithmic responses on our platforms, up 40.7% from the third quarter of 2022.

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

As further described under “— Critical Factors Affecting our Industry and our Company — Economic, Political and Market Factors” and “— Results of Operations — Nine Months Ended September 30, 2023 Compared to Nine Months Ended September 30, 2022,” our trading volumes and average variable transaction fee per million decreased compared to the nine months ended September 30, 2022.

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

Critical Accounting Estimates

This Management’s Discussion and Analysis of Financial Condition and Results of Operations discusses our Consolidated Financial Statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the reported amounts of income and expenses during the reporting periods. We base our estimates and judgments on historical experience and on various other factors that we believe are reasonable under the circumstances. Actual results may differ from these estimates under varying assumptions or conditions. Critical accounting estimates for us include stock-based compensation.

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

In 2021, 2022 and 2023, annual performance-based equity awards (the “Performance Equity Awards”) were granted to the executive officers and certain senior managers. Each Performance Equity Award is earned or forfeited based on our level of achievement of certain predetermined metrics, including pre-tax adjusted operating margin and market share for the 2021 awards, and pre-tax adjusted operating margin, U.S. credit market share, and revenue growth excluding U.S. credit for the 2022 and 2023 awards. The vested share pay-out ranges from zero to 200% of the Performance Equity Award target. The number of Performance Equity Awards that vest, if any, will be determined by the level of achievement of the performance metrics during the three-year performance periods, as certified by the Compensation and Talent Committee following the conclusion of the performance period. In addition, participants must provide continued service through the vesting date, subject to death, disability and qualified retirement exceptions. Compensation expense for the Performance Equity Awards is measured using the fair value of our stock at the grant date and estimates of future performance and actual share payouts. Each period, we make estimates of the current expected share payouts and adjust the life-to-date compensation expense recognized since the grant date. As of September 30, 2023, a 10.0% change in the expected final share payouts would increase or decrease the life-to-date compensation expense by $1.3 million. The estimated final share payouts for the 2021 and 2022 awards as of September 30, 2023 decreased 22.1% compared to December 31, 2022.

Recent Accounting Pronouncements

See Note 2 for a discussion of any recent accounting pronouncements relevant to our Consolidated Financial Statements.

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

Results of Operations

Three Months Ended September 30, 2023 Compared to Three Months Ended September 30, 2022

The following table summarizes our financial results for the three months ended September 30, 2023 and 2022:

	Three Months Ended September 30,
	2023	2022	$ Change	% Change
	($ in thousands, except per share amounts)
Revenues	$172,284	$172,112	$172	0.1%
Expenses	105,375	95,801	9,574	10.0
Operating income	66,909	76,311	(9,402)	(12.3)
Other income (expense)	4,834	2,552	2,282	89.4
Income before income taxes	71,743	78,863	(7,120)	(9.0)
Provision for income taxes	16,802	19,556	(2,754)	(14.1)
Net income	$54,941	$59,307	$(4,366)	(7.4)%

Net income per common share – Diluted	$1.46	$1.58	$(0.12)	(7.6)%

Changes in average foreign currency exchange rates compared to the U.S. dollar had the effect of increasing revenues and expenses by $1.9 million and $1.7 million, respectively, for the three months ended September 30, 2023 compared to the three months ended September 30, 2022.

Revenues

Our revenues for the three months ended September 30, 2023 and 2022, and the resulting dollar and percentage changes, were as follows:

	Three Months Ended September 30,
	2023		2022
	($ in thousands)
		% of Revenues		% of Revenues	$ Change	% Change
Commissions	$150,496	87.4%	$153,164	89.1%	$(2,668)	(1.7)%
Information services	11,801	6.8	9,711	5.6	2,090	21.5
Post-trade services	9,833	5.7	9,000	5.2	833	9.3
Other	154	0.1	237	0.1	(83)	(35.0)
Total revenues	$172,284	100.0%	$172,112	100.0%	$172	0.1%

Commissions. Our commission revenues for the three months ended September 30, 2023 and 2022, and the resulting dollar and percentage changes, were as follows:

	Three Months Ended September 30,
	2023	2022	$ Change	% Change
	($ in thousands)
Variable transaction fees
Credit	$109,065	$116,309	$(7,244)	(6.2)%
Rates	5,209	5,463	(254)	(4.6)
Total variable transaction fees	114,274	121,772	(7,498)	(6.2)

Fixed distribution fees
Credit	36,167	31,328	4,839	15.4
Rates	55	64	(9)	(14.1)
Total fixed distribution fees	36,222	31,392	4,830	15.4
Total commissions	$150,496	$153,164	$(2,668)	(1.7)%

Credit variable transaction fees decreased $7.2 million driven by a 6.5% decrease in average variable transaction fee per million, partially offset by a 0.3% increase in trading volume. Open Trading credit volume totaled $201.5 billion during the three months ended September 30, 2023, down 11.7%, and Open Trading credit variable transaction fees represented 31.7% and 34.7% of total variable transaction fees for the three months ended September 30, 2023 and 2022, respectively. Rates variable transaction fees decreased $0.3 million driven principally by a 12.8% decrease in trading volumes, partially offset by a 16.3% increase in average variable transaction fee per million.

Credit fixed distribution fees increased $4.8 million mainly due to new dealers on fixed distribution fee plans and certain dealers moving to plans with higher fixed distribution fees.

Our trading volumes for the three months ended September 30, 2023 and 2022 were as follows:

	Three Months Ended September 30,
	2023	2022	$ Change	% Change
	($ in millions)
Trading volume data
Credit
High-grade	$326,304	$327,916	$(1,612)	(0.5)%
High-yield	81,511	104,066	(22,555)	(21.7)
Emerging markets	176,334	165,910	10,424	6.3
Eurobonds	94,980	80,305	14,675	18.3
Other credit	25,185	24,159	1,026	4.2
Total credit	704,314	702,356	1,958	0.3

Rates
U.S. government bonds	1,115,889	1,288,543	(172,654)	(13.4)
Agency and other government bonds	26,467	21,281	5,186	24.4
Total rates	1,142,356	1,309,824	(167,468)	(12.8)

Total trading volume	$1,846,670	$2,012,180	$(165,510)	(8.2)%

Number of U.S. Trading Days	63	64
Number of U.K. Trading Days	64	64

For volume reporting purposes, transactions in foreign currencies are converted to U.S. dollars at average monthly rates.

The 0.5% decrease in our U.S. high-grade volume was principally due to a decrease in our estimated market share, partially offset by an increase in estimated market volumes. Estimated U.S. high-grade market volume as reported by FINRA’s Trade Reporting and Compliance Engine (“TRACE”) increased by 4.8% to $1.6 trillion for the three months ended September 30, 2023 compared to the three months ended September 30, 2022. Our estimated market share of total U.S. high-grade corporate bond volume decreased to 20.0% for the three months ended September 30, 2023 from 21.1% for the three months ended September 30, 2022. High-yield volume decreased by 21.7% due to decreases in our estimated market share and estimated market volumes. Emerging markets volumes increased by 6.3%, mainly due to an increase in our estimated market share. Eurobond volumes increased by 18.3%, mainly due to an increase in estimated market volumes, partially offset by a decrease in our estimated market share. Rates trading volume decreased 12.8%, primarily due to a decrease in our estimated market share.

Our average variable transaction fee per million for the three months ended September 30, 2023 and 2022 was as follows:

	Three Months Ended September 30,
	2023	2022	$ Change	% Change
Average variable transaction fee per million
Credit	$154.85	$165.60	$(10.75)	(6.5)%
Rates	4.56	3.92	0.64	16.3

Credit average variable transaction fee per million decreased by 6.5% to $154.85 per million for the three months ended September 30, 2023, mainly due to a decrease in the duration of U.S. high-grade bonds traded on our platforms and product mix-shift in other credit products.

Information Services. Information services revenue increased by $2.1 million for the three months ended September 30, 2023, mainly due to net new data contract revenue of $1.7 million and the positive impact of foreign currency fluctuations of $0.4 million.

Post-Trade Services. Post-trade services revenue increased by $0.8 million for the three months ended September 30, 2023, principally due to net new contract revenue of $0.2 million and the positive impact of foreign currency fluctuations of $0.6 million.

Expenses

The following table summarizes our expenses for the three months ended September 30, 2023 and 2022:

	Three Months Ended September 30,
	2023	2022	$ Change	% Change
	($ in thousands)
Expenses
Employee compensation and benefits	$48,872	$44,805	$4,067	9.1%
Depreciation and amortization	17,561	15,302	2,259	14.8
Technology and communications	15,339	14,169	1,170	8.3
Professional and consulting fees	9,181	7,560	1,621	21.4
Occupancy	3,503	3,381	122	3.6
Marketing and advertising	2,100	1,797	303	16.9
Clearing costs	3,665	4,211	(546)	(13.0)
General and administrative	5,154	4,576	578	12.6
Total expenses	$105,375	$95,801	$9,574	10.0%

Employee compensation and benefits increased by $4.1 million, primarily due to increases in salaries, taxes and benefits on higher employee headcount of $5.6 million, offset by lower employee incentive compensation of $1.7 million.

Depreciation and amortization increased by $2.3 million, primarily due to higher amortization of software development costs of $1.4 million, higher depreciation of production hardware and software of $0.6 million, and higher amortization of intangibles of $0.5 million, partially offset by lower depreciation of software licenses of $0.3 million. For the three months ended September 30, 2023 and 2022, $6.0 million and $4.0 million, respectively, of equipment purchases and leasehold improvements and $10.1 million and $8.5 million, respectively, of software development costs were capitalized.

Technology and communications expenses increased by $1.2 million, primarily due to higher software subscription costs of $0.7 million and higher cloud hosting costs of $0.5 million.

Professional and consulting fees increased by $1.6 million, primarily due to higher acquisition related legal costs of $1.0 million, higher acquisition related consulting fees of $0.1 million and higher audit and tax fees of $0.3 million.

Marketing expenses increased by $0.3 million, primarily due to higher advertising and sales-related travel and entertainment costs.

General and administrative expenses increased by $0.6 million, primarily due to higher office-related administration costs of $0.4 million and higher regulatory fees of $0.1 million.

Other Income (Expense)

Our other income (expense) for the three months ended September 30, 2023 and 2022, and the resulting dollar and percentage changes, were as follows:

	Three Months Ended September 30,
	2023	2022	$ Change	% Change
	($ in thousands)
Interest income	$6,590	$1,433	$5,157	NM
Interest expense	(164)	(138)	(26)	18.8%
Equity in earnings of unconsolidated affiliate	125	869	(744)	(85.6)
Other, net	(1,717)	388	(2,105)	NM
Total other income (expense)	$4,834	$2,552	$2,282	89.4%
NM - not meaningful

Interest income increased by $5.2 million driven by higher interest rates and interest earned on our investments.

Interest expense increased by $0.1 million primarily due to higher financing charges incurred under our short-term borrowings for the three months ended September 30, 2023 as compared to the three months ended September 30, 2022.

Equity in earnings of unconsolidated affiliate decreased due to lower net income of our equity method investee.

Other, net decreased by $2.1 million driven by foreign currency transaction losses in the current period compared to foreign currency transaction gains in the prior period.

Provision for Income Taxes

The provision for income taxes and effective tax rate for the three months ended September 30, 2023 and 2022 were as follows:

	Three Months Ended September 30,
	2023	2022	$ Change	% Change
	($ in thousands)
Provision for income taxes	$16,802	$19,556	$(2,754)	(14.1)%

Effective tax rate	23.4%	24.8%

Our consolidated effective tax rate can vary from period to period depending on the geographic mix of our earnings, changes in tax legislation and tax rates and the amount and timing of excess tax benefits related to share-based payments, among other factors.

Nine Months Ended September 30, 2023 Compared to Nine Months Ended September 30, 2022

The following table summarizes our financial results for the nine months ended September 30, 2023 and 2022:

	Nine Months Ended September 30,
	2023	2022	$ Change	% Change
	($ in thousands, except per share amounts)

Revenues	$555,299	$540,398	$14,901	2.8%
Expenses	317,307	291,195	26,112	9.0
Operating income	237,992	249,203	(11,211)	(4.5)
Other income (expense)	10,896	9,657	1,239	12.8
Income before income taxes	248,888	258,860	(9,972)	(3.9)
Provision for income taxes	60,460	67,862	(7,402)	(10.9)
Net income	$188,428	$190,998	$(2,570)	(1.3)%

Net income per common share - Diluted	$5.01	$5.07	$(0.06)	(1.2)%

Changes in average foreign currency exchange rates compared to the U.S. dollar had the effect of decreasing revenues and expenses by $0.8 million and $0.5 million, respectively, for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022.

Revenues

Our revenues for the nine months ended September 30, 2023 and 2022, and the resulting dollar and percentage changes, were as follows:

	Nine Months Ended September 30,
	2023		2022
	($ in thousands)
		% of Revenues		% of Revenues	$ Change	% Change
Commissions	$491,073	88.4%	$482,740	89.3%	$8,333	1.7%
Information services	34,466	6.2	28,916	5.4	5,550	19.2
Post-trade services	29,228	5.3	28,056	5.2	1,172	4.2
Other	532	0.1	686	0.1	(154)	(22.4)
Total revenues	$555,299	100.0%	$540,398	100.0%	$14,901	2.8%

Commissions. Our commission revenues for the nine months ended September 30, 2023 and 2022, and the resulting dollar and percentage changes, were as follows:

	Nine Months Ended September 30,
	2023	2022	$ Change	% Change
	($ in thousands)
Variable transaction fees
Credit	$368,745	$370,793	$(2,048)	(0.6)%
Rates	16,014	$17,674	(1,660)	(9.4)
Total variable transaction fees	$384,759	$388,467	(3,708)	(1.0)

Fixed distribution fees
Credit	106,119	$94,098	12,021	12.8
Rates	195	$175	20	11.4
Total fixed distribution fees	106,314	94,273	12,041	12.8
Total commissions	$491,073	$482,740	$8,333	1.7%

Credit variable transaction fees decreased $2.0 million driven by a 5.1% decrease in average variable transaction fee per million, partially offset by a 4.8% increase in trading volume. Open Trading credit volume totaled $706.4 billion during the nine months ended September 30, 2023, up 2.3%, and Open Trading credit variable transaction fees represented 34.1% and 32.6% of total variable transaction fees for the nine months ended September 30, 2023 and 2022, respectively.

Credit fixed distribution fees increased $12.0 million mainly due to new dealers on fixed distribution fee plans and certain dealers moving to plans with higher fixed distribution fees.

Our trading volumes for the nine months ended September 30, 2023 and 2022 were as follows:

	Nine Months Ended September 30,
	2023	2022	$ Change	% Change
	($ in millions)
Trading volume data
Credit
High-grade	$1,072,258	$1,029,794	$42,464	4.1%
High-yield	295,774	314,721	(18,947)	(6.0)
Emerging markets	536,432	530,964	5,468	1.0
Eurobonds	329,841	263,862	65,979	25.0
Other credit	78,597	67,820	10,777	15.9
Total credit	2,312,902	2,207,161	105,741	4.8

Rates
U.S. Government Bonds	3,547,308	4,248,009	(700,701)	(16.5)
Agency and other government bonds	80,249	74,644	5,605	7.5
Total rates	3,627,557	4,322,653	(695,096)	(16.1)

Total trading volume	$5,940,459	$6,529,814	$(589,355)	(9.0)%

Number of U.S. Trading Days	187	188
Number of U.K. Trading Days	188	187

For volume reporting purposes, transactions in foreign currencies are converted to U.S. dollars at average monthly rates.

The 4.1% increase in our U.S. high-grade volume was principally due to an increase in overall market volume. Estimated U.S. high-grade market volume as reported by TRACE increased by 10.3% to $5.3 trillion for the nine months ended September 30, 2023. Our estimated market share of total U.S. high-grade corporate bond volume decreased to 20.2% for the nine months ended September 30, 2023 from 21.4% for the nine months ended September 30, 2022. High-yield volume decreased by 6.0%, mainly due to a decrease in estimated market volumes. Eurobonds volume increased by 25.0% due to increases in our estimated market share and estimated market volumes. Emerging markets volumes increased by 1.0%, mainly due to an increase in our estimated market share. Other credit volumes increased 15.9%, driven by higher municipal bonds volume on higher estimated market share. Rates trading volume decreased 16.1%, primarily due to a decrease in our estimated market share.

Our average variable transaction fee per million for the nine months ended September 30, 2023 and 2022 was as follows:

	Nine Months Ended September 30,
	2023	2022	$ Change	% Change
Average variable transaction fee per million
Credit	$159.43	$168.00	$(8.57)	(5.1)%
Rates	4.41	4.09	0.32	7.8

Credit average variable transaction fee per million decreased by 5.1% to $159.43 per million for the nine months ended September 30, 2023, mainly due to a decrease in the duration of U.S. high-grade bonds traded on our platforms and product mix-shift in other credit products.

Information Services. Information services revenue increased by $5.6 million for the nine months ended September 30, 2023, mainly due to net new data contract revenue of $5.8 million partially offset by the negative impact of foreign currency fluctuations of $0.2 million.

Post-Trade Services. Post-trade services revenue increased by $1.2 million for the nine months ended September 30, 2023, principally due to net new contract revenue of $1.4 million, partially offset by the negative impact of foreign currency fluctuations of $0.2 million.

Expenses

The following table summarizes our expenses for the nine months ended September 30, 2023 and 2022:

	Nine Months Ended September 30,
	2023	2022	$ Change	% Change
	($ in thousands)
Expenses
Employee compensation and benefits	$149,570	$137,996	$11,574	8.4%
Depreciation and amortization	51,027	45,716	5,311	11.6
Technology and communications	45,573	38,851	6,722	17.3
Professional and consulting fees	24,331	26,101	(1,770)	(6.8)
Occupancy	10,313	10,468	(155)	(1.5)
Marketing and advertising	8,403	6,535	1,868	28.6
Clearing costs	12,392	13,049	(657)	(5.0)
General and administrative	15,698	12,479	3,219	25.8
Total expenses	$317,307	$291,195	$26,112	9.0%

Employee compensation and benefits increased by $11.6 million, primarily due to increases in salaries, taxes and benefits on higher employee headcount of $14.2 million and higher stock compensation expense of $0.3 million, offset by lower employee incentive compensation of $3.0 million.

Depreciation and amortization increased by $5.3 million, primarily due to higher amortization of software development costs of $3.9 million, higher amortization of production hardware and software of $1.9 million and higher amortization of intangibles of $0.9 million, offset by lower amortization of software licenses of $1.4 million. For the nine months ended September 30, 2023 and 2022, $7.3 million and $6.6 million, respectively, of equipment purchases and leasehold improvements and $31.8 million and $27.1 million, respectively, of software development costs were capitalized.

Technology and communications expenses increased by $6.7 million, primarily due to higher software subscription costs of $3.9 million, higher data center hosting costs of $1.9 million and higher cloud hosting costs of $1.4 million, offset by lower U.S. treasury platform licensing fees of $0.6 million.

Professional and consulting fees decreased by $1.8 million, primarily due to lower acquisition-related integration consulting fees of $1.0 million, lower recruiting fees of $1.0 million and lower audit and tax fees of $0.7 million, offset by higher acquisition-related legal expenses of $0.9 million.

Marketing expenses increased by $1.9 million, primarily due to higher advertising and sales-related travel and entertainment costs.

General and administrative expenses increased by $3.2 million, primarily due to higher media subscription costs of $1.1 million, higher travel and entertainment costs of $0.9 million, higher office-related administration costs of $0.8 million, and higher regulatory fees of $0.4 million.

Other Income (Expense)

Our other income (expense) for the nine months ended September 30, 2023 and 2022, and the resulting dollar and percentage changes, were as follows:

	Nine Months Ended September 30,
	2023	2022	$ Change	% Change
	($ in thousands)
Interest income	$16,151	$1,746	$14,405	NM
Interest expense	(347)	(648)	301	(46.5)%
Equity in earnings of unconsolidated affiliate	579	1,060	(481)	(45.4)
Other, net	(5,487)	7,499	(12,986)	NM
Total other income (expense)	$10,896	$9,657	$1,239	12.8%
NM - not meaningful

Interest income increased by $14.4 million driven by higher interest rates and interest earned on our investments.

Interest expense decreased by $0.3 million due to lower financing charges incurred under our short-term borrowing arrangements.

Equity in earnings of unconsolidated affiliate decreased due to lower net income of our equity method investee.

Other, net decreased by $13.0 million driven by foreign currency transaction losses in the current period compared to foreign currency transaction gains in the prior period.

Provision for Income Taxes

The provision for income taxes and effective tax rate for the nine months ended September 30, 2023 and 2022 were as follows:

	Nine Months Ended September 30,
	2023	2022	$ Change	% Change
	($ in thousands)
Provision for income taxes	$60,460	$67,862	$(7,402)	(10.9)%

Effective tax rate	24.3%	26.2%

During the nine months ended September 30, 2022, the Company's provision for income taxes included $3.2 million of expense related to a settlement with New York State to resolve the 2010 to 2014 audits. Our consolidated effective tax rate can vary from period to period depending on the geographic mix of our earnings, changes in tax legislation and tax rates and the amount and timing of excess tax benefits related to share-based payments, among other factors.

Liquidity and Capital Resources

During the nine months ended September 30, 2023, we have met our funding requirements through cash on hand, internally generated funds and short-term borrowings. Cash and cash equivalents and investments totaled $553.3 million as of September 30, 2023. Our investments generally consist of investment-grade corporate bonds and U.S. Treasury securities. We limit the amounts that can be invested in any single issuer and invest in short- to intermediate-term instruments whose fair values are less sensitive to interest rate changes.

In August 2023, we entered into the 2023 Credit Agreement, which provides aggregate commitments totaling $750.0 million, consisting of a revolving credit facility, a $5.0 million letter of credit sub-limit for standby letters of credit and a $380.0 million sub-limit for swingline loans. The 2023 Credit Agreement will mature on August 9, 2026, with our option to request up to two additional 364-day extensions at the discretion of each lender and subject to customary conditions. As of September 30, 2023, we had $0.1 million in letters of credit outstanding and $749.9 million in available borrowing capacity under the 2023 Credit Agreement. Borrowings under the 2023 Credit Agreement will bear interest at a rate per annum equal to the alternate base rate or the adjusted term SOFR rate, plus an applicable margin that varies with our consolidated total leverage ratio. The 2023 Credit Agreement requires that we satisfy certain covenants, including a requirement to not exceed a maximum consolidated total leverage ratio. We were in compliance with all applicable covenants at September 30, 2023. See Note 11 to the Consolidated Financial Statements for a discussion of the 2023 Credit Agreement.

In connection with their self-clearing operations, certain of our operating subsidiaries maintain agreements with a settlement bank to allow the subsidiaries to borrow in the aggregate of up to $500.0 million on an uncommitted basis, collateralized by eligible securities pledged by the subsidiaries to the settlement bank, subject to certain haircuts. Borrowings under these agreements will bear interest at a base rate per annum equal to the higher of the upper range of the Federal Funds Rate, 0.25% or one-month SOFR, plus 1.00%. As of September 30, 2023, the subsidiaries had no borrowings outstanding and up to $500.0 million in available uncommitted borrowing capacity under such agreements. See Note 11 to the Consolidated Financial Statements for a discussion of these agreements.

Under arrangements with their settlement banks, certain of our operating subsidiaries may receive overnight financing in the form of bank overdrafts. As of September 30, 2023, we had $4.0 million of overdrafts payable outstanding.

As a result of our self-clearing and settlement activities, we are required to finance certain transactions, maintain deposits with various clearing organizations and clearing broker-dealers and maintain a special reserve bank account for the benefit of customers pursuant to Rule 15c3-3 of the Exchange Act. As of September 30, 2023, the aggregate amount of the positions financed, deposits and customer reserve balances associated with our self-clearing and settlement activities was $234.7 million. These requirements can fluctuate based on trading activity, market volatility or other factors which may impact our liquidity or require us to use our capital resources.

Cash Flows for the Nine Months Ended September 30, 2023 Compared to the Nine Months Ended September 30, 2022

Our cash flows were as follows:

	Nine Months Ended September 30,
	2023	2022	$ Change	% Change
	($ in thousands)
Net cash provided by operating activities	$192,082	$155,005	$37,077	23.9%
Net cash (used in) investing activities	(63,617)	(68,151)	4,534	(6.7)
Net cash (used in) financing activities	(110,782)	(215,480)	104,698	(48.6)
Effect of exchange rate changes on cash and cash equivalents	(1,451)	(28,111)	26,660	NM
Net increase/(decrease) for the period	$16,232	$(156,737)	$172,969	(110.4)%
NM - not meaningful

The $37.1 million increase in net cash provided by operating activities was primarily due to a larger change in net receivables from broker-dealers, clearing organizations and customers associated with our clearing activities of $53.6 million and lower accounts receivable of $12.4 million, offset by lower net income of $2.6 million, lower deferred taxes of $2.2 million and an increase in trading investments of $24.7 million.

The $4.5 million decrease in net cash used in investing activities was primarily due to a decrease in cash used for the acquisition of equity method investments of $34.4 million, offset by higher net purchases of available-for-sale investments of $24.6 million, higher purchases of furniture, equipment and leasehold improvements of $0.6 million, and higher capitalization of software development costs of $4.7 million.

The $104.7 million decrease in net cash used in financing activities was principally due to lower repurchases of common stock of $87.5 million, lower payments of contingent consideration of $13.7 million, higher net proceeds from short-term borrowings of $4.0 million, lower withholding tax payments on restricted stock vesting of $1.3 million and higher exercises of stock options of $0.4 million, offset by higher cash dividends of $2.3 million.

The $26.7 million change in the effect of exchange rate changes on cash and cash equivalents was driven by changes in the cumulative translation adjustment which reflects the strengthening of the U.S. dollar during the nine months ended September 30, 2022.

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

Certain of our U.S. subsidiaries are registered as broker-dealers and therefore are subject to the applicable rules and regulations of the SEC and FINRA. These rules contain minimum net capital requirements, as defined in the applicable regulations. Certain of our foreign subsidiaries are regulated by the FCA in the U.K. or other foreign regulators and must maintain financial resources, as defined in the applicable regulations, in excess of the applicable financial resources requirement. As of September 30, 2023, each of our subsidiaries that are subject to these regulations had net capital or financial resources in excess of their minimum requirements. As of September 30, 2023, our subsidiaries maintained aggregate net capital and financial resources that were $505.6 million in excess of the required levels of $31.5 million.

Each of our U.S. and foreign regulated subsidiaries are subject to local regulations which generally limit, or require the prior notification to or approval from such regulated entity’s principal regulator before, the repayment of borrowings from our affiliates, paying cash dividends, making loans to our affiliates or otherwise entering into transactions that result in a significant reduction in regulatory net capital or financial resources. As of September 30, 2023, the amount of unrestricted cash held by our non-U.S. subsidiaries was $215.8 million.

We execute securities transactions between our institutional investor and broker-dealer clients on a matched principal basis by serving as counterparty to both the buyer and the seller in trades. Our operating subsidiaries settle such transactions pursuant to their self-clearing operations or through the use of third-party clearing brokers or settlement agents. Settlement typically occurs within one to two trading days after the trade date. Cash settlement of the transaction occurs upon receipt or delivery of the underlying instrument that was traded. Under both the self-clearing and the third-party clearing models, we may be exposed to credit risk in the event a counterparty does not fulfill its obligation to complete a transaction or if there is an error in executing a matched principal transaction. Pursuant to the terms of the securities clearing agreements, each third-party clearing broker has the right to charge us for any losses they suffer resulting from a counterparty’s failure on any of our trades. We did not record any liabilities or losses with regard to counterparty failures for the nine months ended September 30, 2023 and 2022. Substantially all of our open securities failed-to-deliver and securities failed-to-receive transactions as of September 30, 2023 have subsequently settled at the contractual amounts.

In the normal course of business, we enter into contracts that contain a variety of representations, warranties and indemnification provisions. Our maximum exposure from any claims under these arrangements is unknown, as this would involve claims that have not yet occurred. However, based on experience, the Company expects the risk of material loss to be remote.

We have operating leases for corporate offices with initial lease terms ranging from one year to 15 years. We have total future contractual rent payments on these leases of $105.9 million, with $11.7 million due within the next 12 months and $94.2 million due beyond 12 months.

We enter into foreign currency forward contracts to economically hedge our exposure to variability in certain foreign currency transaction gains and losses. As of September 30, 2023, the notional value of our foreign currency forward contract outstanding was $63.9 million and the fair value of the liability was $2.9 million.

In January 2021, our Board authorized a share repurchase program for up to $100.0 million that commenced in April 2021 and was exhausted in January 2022. In January 2022, our Board authorized a share repurchase program for up to $150.0 million that commenced in March 2022. Shares repurchased under the program will be held in treasury for future use. As of September 30, 2023, we had $100.0 million of remaining capacity under the program.

In October 2023, our Board of Directors approved a quarterly cash dividend of $0.72 per share payable on November 22, 2023 to stockholders of record as of the close of business on November 8, 2023. Any future declaration and payment of dividends will be at the sole discretion of our Board of Directors.

In October 2023, we closed our acquisition of Pragma. The purchase consideration, after giving effect to adjustments in the purchase agreement, was approximately $128.6 million, consisting of approximately $80.4 million of cash and 216,173 shares of our common stock, valued at approximately $48.2 million on the closing date.

Non-GAAP Financial Measures

In addition to reporting financial results in accordance with GAAP, we use certain non-GAAP financial measures: earnings before interest, taxes, depreciation and amortization (“EBITDA”), EBITDA margin and free cash flow. Starting with the first quarter of 2023, our calculation of EBITDA has been revised to adjust for interest income in addition to interest expense. In prior periods, we only adjusted for interest expense because interest income amounts were insignificant. Prior comparable periods have now been recast to conform to the current presentation. Likewise, starting with the first quarter of 2023, EBITDA margin is calculated by adjusting for interest income in addition to interest expense and prior comparable periods have been recast to conform to the current presentation. We define EBITDA margin as EBITDA divided by revenues. We define free cash flow as net cash provided by/(used in) operating activities excluding the net change in trading investments and net change in securities failed-to-deliver and securities failed-to-receive from broker-dealers, clearing organizations and customers, less expenditures for furniture, equipment and leasehold improvements and capitalized software development costs. We believe these non-GAAP financial measures, when taken into consideration with the corresponding GAAP financial measures, are important in understanding our operating results. EBITDA, EBITDA margin and free cash flow are not measures of financial performance or liquidity under GAAP and therefore should not be considered an alternative to net income or cash flow from operating activities as an indicator of operating performance or liquidity. We believe that these non-GAAP financial measures, when taken into consideration with the corresponding GAAP financial measures, provide additional information regarding our operating results because they assist both investors and management in analyzing and evaluating the performance of our business.

The table set forth below presents a reconciliation of our net income to EBITDA and net income margin to EBITDA margin, as defined above, for the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	($ in thousands)
Net income	$54,941	$59,307	$188,428	$190,998
Interest income	(6,590)	(1,433)	(16,151)	(1,746)
Interest expense	164	138	347	648
Provision for income taxes	16,802	19,556	60,460	67,862
Depreciation and amortization	17,561	15,302	51,027	45,716
EBITDA	$82,878	$92,870	$284,111	$303,478

Net income margin	31.9%	34.5%	33.9%	35.3%
Interest income	(3.8)	(0.8)	(2.9)	(0.3)
Interest expense	0	0.1	0	0.1
Provision for income taxes	9.8	11.4	10.9	12.6
Depreciation and amortization	10.2	8.9	9.2	8.5
EBITDA margin	48.1%	54.0%	51.2%	56.2%

The table set forth below presents a reconciliation of our net cash provided by operating activities to free cash flow, as defined above, for the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	($ in thousands)
Net cash provided by operating activities	$79,161	$85,098	$192,082	$155,005
Exclude: Net change in trading investments	24,771	(445)	24,300	(445)
Exclude: Net change in fail-to-deliver/receive from broker-dealers, clearing organizations and customers	(13,099)	(2,227)	(12,342)	45,939
Less: Purchases of furniture, equipment and leasehold improvements	(5,983)	(3,961)	(7,255)	(6,642)
Less: Capitalization of software development costs	(10,087)	(8,548)	(31,802)	(27,109)
Free Cash Flow	$74,763	$69,917	$164,983	$166,748

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

As of September 30, 2023, we had $98.7 million of investments in U.S. Treasuries that were classified as trading securities and $24.5 million of investments in corporate bonds that were classified as available-for-sale. Adverse movements, such as a decrease in the value of these securities or a downturn or disruption in the markets for these securities, could result in a substantial loss. A 10.0% decrease in the market value of our U.S Treasuries or available-for-sale investments would result in losses of approximately $9.9 million and $2.5 million, respectively. In addition, principal gains and losses resulting from these securities could on occasion have a disproportionate effect, positive or negative, on our financial condition and results of operations for any particular reporting period.

Interest Rate Risk

Interest rate risk represents our exposure to interest rate changes with respect to our cash and cash equivalents, restricted cash and deposits. As of September 30, 2023, our cash and cash equivalents, restricted cash and deposits amounted to $588.9 million. A hypothetical 100 basis point change in interest rates would increase or decrease our annual interest income by approximately $5.9 million, assuming no change in the amount or composition of our cash and cash equivalents, restricted cash and deposits.

As of September 30, 2023, a hypothetical 100 basis point increase or decrease in interest rates would decrease or increase the fair value of the available-for-sale investment portfolio by approximately $0.3 million, assuming no change in the amount or composition of the investments. The hypothetical unrealized gain (loss) of $0.3 million would be recognized in accumulated other comprehensive loss on the Consolidated Statements of Financial Condition.

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

During the twelve months ended September 30, 2023, approximately 15.6% of our revenue and 26.6% of our expenses were denominated in currencies other than the U.S. dollar, most notably the British Pound Sterling. Based on actual results over the past year, a hypothetical 10.0% increase or decrease in the U.S. dollar against all other currencies would have increased or decreased revenue by approximately $11.4 million and operating expenses by approximately $11.1 million.

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

Derivative Risk

Our limited derivative risk stems from our activities in the foreign currency forward contract market. We use this market to economically hedge our foreign exchange gains and losses on the Consolidated Statements of Operations that arise from our U.S. dollar versus British Pound Sterling exposure from the activities of our U.K. subsidiaries. As of September 30, 2023, the fair value of the notional amount of our foreign currency forward contract was $61.0 million. We do not hold derivative instruments for purposes other than economically hedging foreign currency risk.

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures. Our management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our “disclosure controls and procedures,” as that term is defined in Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Exchange Act, as of September 30, 2023. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective to ensure that information required to be disclosed by MarketAxess in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and to ensure that information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

(b) Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2023 identified in connection with the evaluation thereof by our management, including the Chief Executive Officer and Chief Financial Officer, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

During the quarter ended September 30, 2023, we repurchased the following shares of common stock:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
				(In thousands)
July 1, 2023 - July 31, 2023	713	$261.42	—	$100,016
August 1, 2023 - August 31, 2023	91	262.60	—	100,016
September 1, 2023 - September 30, 2023	—	—	—	100,016
Total	804	$261.55	—

During the three months ended September 30, 2023, we repurchased 804 shares of common stock that were surrendered to us to satisfy the withholding tax obligations upon the vesting of restricted shares and restricted stock units. There were no shares repurchased in connection with our share repurchase program during the three months ended September 30, 2023.

In January 2022, our Board of Directors authorized a share repurchase program for up to $150.0 million that commenced in March 2022. Shares repurchased under this program will be held in treasury for future use. As of September 30, 2023, we had $100.0 million of remaining capacity under the program.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

(c) Trading Plans

In the third quarter of 2023, no director or officer (as defined in Exchange Act Rule 16a-1(f)) of the Company adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement for the purchase or sale of securities of the Company, within the meaning of Item 408 of Regulation S-K, except as follows:

Christopher N. Gerosa, Chief Financial Officer, adopted a Rule 10b5-1 trading arrangement on September 7, 2023, for the sale of up to 900 shares of the Company’s common stock, subject to certain conditions. The arrangement’s expiration date is February 14, 2025.

Item 6. Exhibits

Exhibit Index:

Number	Description
10.1*

Membership Interest Purchase Agreement, dated as of August 5, 2023, by and among MarketAxess Holdings Inc., Pragma Weeden Holdings LLC, Pragma Financial Systems LLC, Pragma LLC and David Mechner (solely for purposes specified therein).†#

10.2

Credit Agreement, dated as of August 9, 2023, among MarketAxess Holdings Inc., a Delaware corporation, the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report in Form 8-K dated August 9, 2023).†

31.1*	Certification by Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification by Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
104	The cover page from the Company’s Quarterly report on Form 10-Q for the quarter ended September 30, 2023 has been formatted in Inline XBRL and is included in Exhibits 101.

*	Filed herewith.
†

Certain schedules and other similar attachments to this exhibit have been omitted from this filing pursuant to Item 601(a)(5) of Regulation S-K. The registrant will provide a copy of such omitted documents to the Securities and Exchange Commission upon request.

#

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

MARKETAXESS HOLDINGS INC.

Date: October 25, 2023	By:	/s/ CHRISTOPHER R. CONCANNON
Christopher R. Concannon
Chief Executive Officer
(principal executive officer)

Date: October 25, 2023	By:	/s/ CHRISTOPHER N. GEROSA
Christopher N. Gerosa
Chief Financial Officer
(principal financial and accounting officer)