Form 10-Q
period 2024-03-31
MARKETAXESS HOLDINGS INC
filed 2024-05-07
CIK 1278021

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

or

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

As of May 3, 2024, the number of shares of the Registrant’s voting common stock outstanding was 37,896,895.

2

MARKETAXESS HOLDINGS INC.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2024

PART I — Financial Information

Item 1. Financial Statements

MARKETAXESS HOLDINGS INC.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Unaudited)

	As of
	March 31, 2024	December 31, 2023
	(In thousands, except share and per share amounts)
ASSETS
Cash and cash equivalents	$376,679	$451,280
Cash segregated under federal regulations	45,629	45,122
Investments, at fair value	135,831	134,861
Accounts receivable, net of allowance of $638 and $577 as of March 31, 2024 and December 31, 2023, respectively	99,878	89,839
Receivables from broker-dealers, clearing organizations and customers	662,888	687,936
Goodwill	236,706	236,706
Intangible assets, net of accumulated amortization	113,576	119,108
Furniture, equipment, leasehold improvements and capitalized software, net of accumulated depreciation and amortization	107,239	102,671
Operating lease right-of-use assets	62,006	63,045
Prepaid expenses and other assets	86,531	84,499
Total assets	$1,926,963	$2,015,067

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Accrued employee compensation	28,665	60,124
Payables to broker-dealers, clearing organizations and customers	465,703	537,398
Income and other tax liabilities	2,931	7,892
Accounts payable, accrued expenses and other liabilities	33,361	37,013
Operating lease liabilities	78,070	79,677
Total liabilities	$608,730	$722,104

Commitments and Contingencies (Note 13)

Stockholders' equity
Preferred stock, $0.001 par value, 4,855,000 shares authorized, no shares issued and outstanding as of March 31, 2024 and December 31, 2023, respectively	—	—
Series A Preferred Stock, $0.001 par value, 110,000 shares authorized, no shares issued and outstanding as of March 31, 2024 and December 31, 2023, respectively	—	—
Common stock voting, $0.003 par value, 110,000,000 shares authorized, 41,022,506 shares and 40,940,769 shares issued and 37,938,337 shares and 37,899,688 shares outstanding as of March 31, 2024 and December 31, 2023, respectively	123	123
Common stock non-voting, $0.003 par value, 10,000,000 shares authorized, no shares issued and outstanding as of March 31, 2024 and December 31, 2023, respectively	—	—
Additional paid-in capital	327,519	333,292
Treasury stock – Common stock voting, at cost, 3,084,169 shares and 3,041,081 shares as of March 31, 2024 and December 31, 2023, respectively	(269,005)	(260,298)
Retained earnings	1,288,247	1,244,216
Accumulated other comprehensive loss	(28,651)	(24,370)
Total stockholders' equity	1,318,233	1,292,963
Total liabilities and stockholders' equity	$1,926,963	$2,015,067

The accompanying notes are an integral part of these consolidated financial statements.

MARKETAXESS HOLDINGS INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
	2024	2023
	(In thousands, except per share amounts)
Revenues
Commissions	$184,873	$181,991
Information services	11,881	11,010
Post-trade services	10,730	9,980
Technology services	2,834	188
Total revenues	210,318	203,169

Expenses
Employee compensation and benefits	61,264	52,315
Depreciation and amortization	18,200	16,461
Technology and communications	17,051	14,999
Professional and consulting fees	6,395	7,127
Occupancy	3,425	3,611
Marketing and advertising	1,833	2,995
Clearing costs	4,911	4,545
General and administrative	4,739	5,760
Total expenses	117,818	107,813
Operating income	92,500	95,356
Other income (expense)
Interest income	5,973	4,249
Interest expense	(316)	(130)
Equity in earnings of unconsolidated affiliate	370	204
Other, net	(1,810)	(1,484)
Total other income (expense)	4,217	2,839
Income before income taxes	96,717	98,195
Provision for income taxes	24,102	24,567
Net income	$72,615	$73,628

Net income per common share
Basic	$1.92	$1.96
Diluted	$1.92	$1.96

Cash dividends declared per common share	$0.74	$0.72

Weighted average shares outstanding
Basic	37,740	37,478
Diluted	37,790	37,645

The accompanying notes are an integral part of these consolidated financial statements.

MARKETAXESS HOLDINGS INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended March 31,
	2024	2023
	(In thousands)
Net income	$72,615	$73,628
Cumulative translation adjustment	(4,241)	5,755
Net unrealized (loss) on securities available-for-sale, net of tax of $33 and $14, respectively	(40)	(41)
Comprehensive income	$68,334	$79,342

The accompanying notes are an integral part of these consolidated financial statements.

MARKETAXESS HOLDINGS INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

	Common Stock Voting	Additional Paid-In Capital	Treasury Stock - Common Stock Voting	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
	(In thousands, except per share amounts)
Balance at January 1, 2024	$123	$333,292	$(260,298)	$1,244,216	$(24,370)	$1,292,963
Net income	—	—	—	72,615	—	72,615
Cumulative translation adjustment	—	—	—	—	(4,241)	(4,241)
Unrealized net gain (loss) on securities available-for-sale, net of tax	—	—	—	—	(40)	(40)
Stock-based compensation	—	7,298	—	—	—	7,298
Exercise of stock options	—	1,977	—	—	—	1,977
Withholding tax payments on full value awards vesting and stock option exercises	—	(14,893)	—	—	—	(14,893)
Reissuance of treasury stock	—	(155)	1,440	(581)	—	704
Repurchases of common stock	—	—	(10,147)	—	—	(10,147)
Cash dividend on common stock ($0.74 per share)	—	—	—	(28,003)	—	(28,003)
Balance at March 31, 2024	$123	$327,519	$(269,005)	$1,288,247	$(28,651)	$1,318,233

The accompanying notes are an integral part of these consolidated financial statements.

MARKETAXESS HOLDINGS INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (CONTINUED)

(Unaudited)

	Common Stock Voting	Additional Paid-In Capital	Treasury Stock - Common Stock Voting	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
	(In thousands, except per share amounts)
Balance at January 1, 2023	$123	$345,468	$(328,326)	$1,101,525	$(37,697)	$1,081,093
Net income	—	—	—	73,628	—	73,628
Cumulative translation adjustment	—	—	—	—	5,755	5,755
Unrealized net gain (loss) on securities available-for-sale, net of tax	—	—	—	—	(41)	(41)
Stock-based compensation	—	7,488	—	—	—	7,488
Reissuance of treasury stock	—	(57)	511	—	—	454
Exercise of stock options	—	707	—	—	—	707
Withholding tax payments on full value awards vesting and stock option exercises	—	(20,492)	—	—	—	(20,492)
Cash dividend on common stock ($0.72 per share)	—	—	—	(27,060)	—	(27,060)
Balance at March 31, 2023	$123	$333,114	$(327,815)	$1,148,093	$(31,983)	$1,121,532

The accompanying notes are an integral part of these consolidated financial statements.

MARKETAXESS HOLDINGS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2024	2023
	(In thousands)
Cash flows from operating activities
Net income	$72,615	$73,628
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	18,200	16,461
Amortization of operating lease right-of-use assets	1,599	1,368
Stock-based compensation expense	7,103	7,488
Deferred taxes	(1,338)	(1,433)
Foreign currency transaction losses	187	1,699
Other	1,730	(2,532)
Changes in operating assets and liabilities:
(Increase) in accounts receivable	(10,491)	(21,935)
Decrease/(increase) in receivables from broker-dealers, clearing organizations and customers	21,735	(52,549)
(Increase)/decrease in prepaid expenses and other assets	(1,323)	3,163
Decrease/(increase) in trading investments	255	(419)
(Increase) in mutual funds held in rabbi trust	(529)	(630)
(Decrease) in accrued employee compensation	(29,017)	(31,567)
(Decrease)/increase in payables to broker-dealers, clearing organizations and customers	(71,135)	12,281
(Decrease)/increase in income and other tax liabilities	(4,001)	10,904
(Decrease) in accounts payable, accrued expenses and other liabilities	(8,385)	(6,838)
(Decrease) in operating lease liabilities	(2,154)	(1,562)
Net cash (used in)/provided by operating activities	(4,949)	7,527
Cash flows from investing activities
Available-for-sale investments
Proceeds from maturities and sales	4,302	1,048
Purchases	(4,972)	(22,895)
Purchases of furniture, equipment and leasehold improvements	(1,197)	(217)
Capitalization of software development costs	(13,963)	(10,690)
Net cash (used in) investing activities	(15,830)	(32,754)
Cash flows from financing activities
Cash dividend on common stock	(29,480)	(28,357)
Exercise of stock options	1,977	707
Withholding tax payments on full value awards vesting and stock option exercises	(14,893)	(20,492)
Repurchases of common stock	(10,147)	—
Proceeds from short-term borrowings	—	50,000
Repayments of short-term borrowings	—	(50,000)
Net cash (used in) financing activities	(52,543)	(48,142)
Effect of exchange rate changes on cash and cash equivalents	(3,186)	3,345
Cash and cash equivalents including restricted cash
Net decrease for the period	(76,508)	(70,024)
Beginning of period	611,672	572,664
End of period	$535,164	$502,640

Supplemental cash flow information
Cash paid for income taxes	$37,187	$11,660
Cash paid for interest	431	187
Non-cash investing and financing activity
Operating lease right-of-use assets obtained in exchange for operating lease liabilities	630	—
Furniture, equipment, software and leasehold improvement additions included in accounts payable	4,825	—
Stock-based and accrued incentive compensation relating to capitalized software development costs	921	—
Exercise of stock options - cashless	1,735	—

The accompanying notes are an integral part of these consolidated financial statements.

MARKETAXESS HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Organization and Principal Business Activity

MarketAxess Holdings Inc. (the “Company” or “MarketAxess”) was incorporated in the State of Delaware on April 11, 2000. Through its subsidiaries, MarketAxess operates leading electronic trading platforms delivering expanded liquidity opportunities, improved execution quality and significant cost savings across global fixed-income markets. Over 2,000 institutional investor and broker-dealer firms are active users of MarketAxess’ patented trading technology, accessing global liquidity on its platforms in U.S. high-grade bonds, U.S. high-yield bonds, emerging market debt, Eurobonds, municipal bonds, U.S. government bonds and other fixed-income securities. Through its Open Trading® protocols, MarketAxess executes bond trades between and among institutional investor and broker-dealer clients in the leading all-to-all anonymous trading environment for corporate bonds. MarketAxess also offers a number of trading-related products and services, including: CP+™ pricing and other market data products to assist clients with trading decisions; auto-execution and other execution services for clients requiring specialized workflow solutions; connectivity solutions that facilitate straight-through processing; and technology services to optimize trading environments. The Company also provides a range of pre- and post-trade services, including post-trade matching, trade publication, regulatory transaction reporting and market and reference data across a range of fixed-income and other products.

2. Significant Accounting Policies

Basis of Presentation

The consolidated financial statements include the accounts of the Company and its subsidiaries. All intercompany transactions and balances have been eliminated. These consolidated financial statements are unaudited and should be read in conjunction with the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023. The consolidated financial information as of December 31, 2023 has been derived from audited financial statements not included herein. These unaudited consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) with respect to Form 10-Q and reflect all adjustments that, in the opinion of management, are normal and recurring, and that are necessary for a fair statement of the results for the interim periods presented. In accordance with such rules and regulations, certain disclosures that are normally included in annual financial statements have been omitted. Interim period operating results may not be indicative of the operating results for a full year.

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

The allowance for credit losses was $0.6 million as of each of March 31, 2024 and December 31, 2023. The provision for bad debts for the three months ended March 31, 2024 and 2023 was $0.1 million and $0.2 million, respectively. Write-offs and other charges against the allowance for credit losses were immaterial for each of the three months ended March 31, 2024 and 2023.

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

As a result of its acquisition of Pragma LLC and Pragma Financial Systems LLC (collectively, “Pragma”) in the fourth quarter of 2023, the Company also earns other commissions on equities and foreign exchange products for algorithmic trading services. These fees incorporate variable transaction fees, which are calculated as a percentage of the notional dollar volume traded and are billed on a monthly basis.

The following table presents commission revenue by fee type:

	Three Months Ended March 31,
	2024	2023
	(In thousands)
Commission revenue by fee type
Variable transaction fees
Disclosed trading	$94,778	$88,128
Open Trading – matched principal trading	48,180	54,236
U.S. government bonds - matched principal trading	3,712	4,864
Other	4,849	—
Total variable transaction fees	151,519	147,228
Distribution fees and unused minimum fees	33,354	34,763
Total commissions	$184,873	$181,991

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

	Three Months Ended March 31,
	2024	2023
	(In thousands)
Information services revenue by timing of recognition
Services transferred over time	$11,874	$10,659
Services transferred at a point in time	7	351
Total information services revenues	$11,881	$11,010

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

	Three Months Ended March 31,
	2024	2023
	(In thousands)
Post-trade services revenue by timing of recognition
Services transferred over time	$10,540	$9,955
Services transferred at a point in time	190	25
Total post-trade services revenues	$10,730	$9,980

Technology services – Technology services revenue primarily includes technology services revenue generated by Pragma and revenue from telecommunications line charges to broker-dealer clients. Customers may be billed monthly or quarterly in arrears or in advance, and revenue is recognized in the period transactions are processed. Revenues billed in advance are deferred and recognized ratably over the contract period.

The following table presents technology services revenue by timing of recognition:

	Three Months Ended March 31,
	2024	2023
	(In thousands)
Technology services revenue by timing of recognition
Services transferred over time	$2,830	$188
Services transferred at a point in time	4	—
Total technology services revenues	$2,834	$188

MARKETAXESS HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

Contract liabilities consist of deferred revenues that the Company records when cash payments are received or due in advance of services to be performed. Deferred revenues are included in accounts payable, accrued expenses and other liabilities on the Consolidated Statements of Financial Condition. The revenue recognized from contract liabilities and the remaining balance is shown below:

	December 31, 2023	Payments received in advance of services to be performed	Revenue recognized for services performed during the period	Foreign Currency Translation	March 31, 2024
	(In thousands)
Information services	$3,049	$3,437	$(3,544)	$—	$2,942
Post-trade services	923	6,498	(5,487)	(7)	1,927
Technology services	567	2,014	(2,110)	—	471
Total deferred revenue	$4,539	$11,949	$(11,141)	$(7)	$5,340

The majority of the Company’s information services and post-trade services contracts are short-term in nature with durations of less than one year. For contracts with original durations extending beyond one year, the aggregate amount of the transaction price allocated to remaining performance obligations was $66.1 million as of March 31, 2024. The Company expects to recognize revenue associated with the remaining performance obligations over the next 55 months.

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

MARKETAXESS HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

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

Recent Accounting Pronouncements

In December 2023, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The ASU requires disaggregated information about a reporting entity’s effective tax rate reconciliation and income taxes paid. The ASU is effective for the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025. The guidance may be applied on a prospective or retrospective basis and early adoption is permitted. The Company is currently evaluating the impact of adopting this ASU on its consolidated financial statements.

In November 2023, FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The ASU expands public entities’ segment disclosures by requiring disclosure of significant segment expenses that are regularly reviewed by the chief operating decision maker (“CODM”) and included within each reported measure of segment profit or loss, an amount and description of its composition for other segment items and interim disclosures of a reportable segment’s profit or loss and assets. The ASU also requires the disclosure of the title and position of the CODM and an explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing segment performance and deciding how to allocate resources. All disclosure requirements under ASU 2023-07 and existing segment disclosures in ASC 280, Segment Reporting are also required for public entities with a single reportable segment. The ASU is effective for the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024, and subsequent interim periods, with early adoption permitted. The ASU must be applied retrospectively to all periods presented in the financial statements. The Company is currently evaluating the impact of adopting this ASU on its consolidated financial statements.

MARKETAXESS HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

3. Regulatory Capital Requirements

Certain of the Company’s U.S. subsidiaries are registered as broker-dealers and therefore are subject to the applicable rules and regulations of the SEC and the Financial Industry Regulatory Authority (“FINRA”). These rules contain minimum net capital requirements, as defined in the applicable regulations. Certain of the Company’s foreign subsidiaries are regulated by the Financial Conduct Authority (“FCA”) in the United Kingdom (“U.K.”) or other foreign regulators and must maintain financial resources, as defined in the applicable regulations, in excess of the applicable financial resources requirement. As of March 31, 2024, each of the Company’s subsidiaries that are subject to these regulations had net capital or financial resources in excess of their minimum requirements. As of March 31, 2024, the Company’s subsidiaries maintained aggregate net capital and financial resources that were $545.0 million in excess of the required levels of $35.7 million.

One of the Company’s U.S. broker-dealer subsidiaries is required to segregate funds in a special reserve bank account for the benefit of customers pursuant to Rule 15c3-3 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). As of March 31, 2024, this U.S. broker-dealer subsidiary had a balance of $45.6 million in its special reserve bank account. This U.S. broker-dealer subsidiary also maintained net capital that was $304.5 million in excess of the required level of $7.9 million.

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

4. Fair Value Measurements

The following table summarizes the valuation of the Company’s assets and liabilities measured at fair value as categorized based on the hierarchy described in Note 2:

	Level 1	Level 2	Level 3	Total
	(In thousands)
As of March 31, 2024
Assets
Money market funds	$18,571	$—	$—	$18,571
Securities available-for-sale
Corporate debt	—	25,389	—	25,389
Trading securities
U.S. Treasuries	—	99,427	—	99,427
Mutual funds held in rabbi trust	—	11,015	—	11,015
Total assets	$18,571	$135,831	$—	$154,402

Liabilities
Foreign currency forward position	—	196	—	196
Total liabilities	$—	$196	$—	$196

As of December 31, 2023
Assets
Money market funds	$18,634	$—	$—	$18,634
Securities available-for-sale
Corporate debt	—	24,694	—	24,694
Trading securities
U.S. Treasuries	—	99,682	—	99,682
Mutual funds held in rabbi trust	—	10,485	—	10,485
Foreign currency forward position	—	1,901	—	1,901
Total assets	$18,634	$136,762	$—	$155,396

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

	Carrying Value	Fair Value	Level 1	Level 2	Level 3	Total
	(In thousands)
As of March 31, 2024
Financial assets not measured at fair value:
Cash	$358,108	$358,108	$358,108	$—	$—	$358,108
Cash segregated under federal regulations	45,629	45,629	45,629	—	—	45,629
Accounts receivable, net of allowance	99,878	99,878	—	99,878	—	99,878
Receivables from broker-dealers, clearing organizations and customers	662,888	662,888	112,713	550,175	—	662,888
Total	$1,166,503	$1,166,503	$516,450	$650,053	$—	$1,166,503

Financial liabilities not measured at fair value:
Payables to broker-dealers, clearing organizations and customers	$465,703	$465,703	$—	$465,703	$—	$465,703

As of December 31, 2023
Financial assets not measured at fair value:
Cash	$432,646	$432,646	$432,646	$—	$—	$432,646
Cash segregated under federal regulations	45,122	45,122	45,122	—	—	45,122
Accounts receivable, net of allowance	89,839	89,839	—	89,839	—	89,839
Receivables from broker-dealers, clearing organizations and customers	687,936	687,936	115,151	572,785	—	687,936
Total	$1,255,543	$1,255,543	$592,919	$662,624	$—	$1,255,543

Financial liabilities not measured at fair value:
Payables to broker-dealers, clearing organizations and customers	$537,398	$537,398	$—	$537,398	$—	$537,398

During the three months ended March 31, 2024 and 2023 there were no transfers between Level 1, Level 2 and Level 3 securities.

MARKETAXESS HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

The Company enters into foreign currency forward contracts as an economic hedge against certain foreign currency transaction gains and losses in the Consolidated Statements of Operations. These forward contracts are for three-month periods and are used to limit exposure to foreign currency exchange rate fluctuations. The Company records the fair value of the asset in prepaid expenses and other assets or the fair value of the liability in accounts payable, accrued expenses and other liabilities in the Consolidated Statements of Financial Condition. The following table summarizes the Company’s foreign currency forward position:

	As of
	March 31, 2024	December 31, 2023
	(In thousands)
Notional value	$63,305	$61,858
Fair value of notional	63,109	63,759
Fair value of the (liability)/asset	$(196)	$1,901

Realized and unrealized gains and losses on foreign currency forward contracts are included in other, net in the Consolidated Statements of Operations. The Company recorded a net realized gain of $1.3 million and a net unrealized loss of $2.1 million for the three months ended March 31, 2024. The Company recorded a net realized loss of $1.7 million and a net unrealized gain of $2.5 million for the three months ended March 31, 2023. The Company records collateral deposits with its counterparty bank in prepaid expenses and other assets on the Consolidated Statements of Financial Condition. As of March 31, 2024, the Company did not maintain a collateral deposit with its counterparty bank.

The following table summarizes the Company’s investments:

	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
	(In thousands)
As of March 31, 2024
Securities available-for-sale
Corporate debt	$25,473	$25	$(109)	$25,389
Trading securities
U.S. Treasuries	99,682	—	(255)	99,427
Mutual funds held in rabbi trust	10,818	629	(432)	11,015
Total investments	$135,973	$654	$(796)	$135,831

As of December 31, 2023
Securities available-for-sale
Corporate debt	$24,705	$55	$(66)	$24,694
Trading securities
U.S. Treasuries	99,236	446	—	99,682
Mutual funds held in rabbi trust	10,962	172	(649)	10,485
Total investments	$134,903	$673	$(715)	$134,861

Purchases of investments during the three months ended March 31, 2024 and 2023 were $5.0 million and $22.9 million, respectively. Proceeds from the sales and maturities of investments during the three months ended March 31, 2024 and 2023 were $4.3 million and $1.0 million, respectively.

MARKETAXESS HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

The following table summarizes the Company’s unrealized and realized gains and losses on investments:

	Three Months Ended March 31,
	2024	2023
	(In thousands)
Unrealized gains/(losses)
Securities available-for-sale
Corporate debt	$(73)	$(55)
Trading securities
U.S. Treasuries	(255)	420
Mutual funds held in rabbi trust	674	585
Total investments	$346	$950

Realized gains/(losses)
Securities available-for-sale
Corporate debt	$2	$(17)
Trading securities
Mutual funds held in rabbi trust	35	—
Total investments	$37	$(17)

Unrealized gains and losses on securities available-for-sale are included in accumulated other comprehensive loss on the Consolidated Statements of Financial Condition. Realized gains and losses on securities available-for-sale and realized and unrealized gains and losses on trading securities are included in other, net on the Consolidated Statements of Operations.

The following table summarizes the fair value of the investments based upon the contractual maturities:

	Less than one year	Due in 1 - 5 years	Total
	(In thousands)
As of March 31, 2024
Securities available-for-sale
Corporate debt	$11,480	$13,909	$25,389
Trading securities
U.S. Treasuries	49,757	49,670	99,427
Mutual funds held in rabbi trust	11,015	—	11,015
Total	$72,252	$63,579	$135,831

As of December 31, 2023
Securities available-for-sale
Corporate debt	$10,727	$13,967	$24,694
Trading securities
U.S. Treasuries	49,756	49,926	99,682
Mutual funds held in rabbi trust	10,485	—	10,485
Total	$70,968	$63,893	$134,861

MARKETAXESS HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

The following table provides fair values and unrealized losses on the Company’s available-for-sale investments and the aging of securities’ continuous unrealized loss positions:

	Less than Twelve Months		Twelve Months or More		Total
	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses
	(In thousands)
As of March 31, 2024
Corporate debt	$17,958	$(100)	$2,043	$(9)	$20,001	$(109)

As of December 31, 2023
Corporate debt	$17,658	$(66)	$—	$—	$17,658	$(66)

During the three months ended March 31, 2024 and 2023, the Company did not recognize any credit losses on its available-for-sale securities. The unrealized losses on securities are due to changes in interest rates and market liquidity.

5. Receivables from and Payables to Broker-dealers, Clearing Organizations and Customers

Receivables from and payables to broker-dealers, clearing organizations and customers consisted of the following:

	As of
	March 31, 2024	December 31, 2023
Receivables from broker-dealers, clearing organizations and customers:	(In thousands)
Securities failed-to-deliver – broker-dealers and clearing organizations	$262,239	$282,125
Securities failed-to-deliver – customers	282,172	284,322
Deposits with clearing organizations and broker-dealers	112,713	115,151
Other	5,764	6,338
Total	$662,888	$687,936

Payables to broker-dealers, clearing organizations and customers:
Securities failed-to-receive – broker-dealers and clearing organizations	$169,798	$125,022
Securities failed-to-receive – customers	287,086	405,186
Other	8,819	7,190
Total	$465,703	$537,398

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

MARKETAXESS HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

RFQ Hub LLC Equity Investment

In May 2022, the Company invested $34.4 million to acquire a minority ownership stake in RFQ–hub Holdings LLC, an entity formed with a consortium of market participants to support the growth of RFQ-hub, a multi-asset request for quote platform. The Company possesses significant influence over RFQ–hub Holdings LLC and is accounting for its investment under the equity method of accounting. As of March 31, 2024, the Company’s investment is recorded at carrying value of $36.6 million within prepaid expenses and other assets on the Consolidated Statements of Financial Condition. The Company’s proportionate share of RFQ–hub Holdings LLC’s net earnings was $0.4 million and $0.2 million for the three months ended March 31, 2024 and 2023, respectively, and is recorded within equity in earnings of unconsolidated affiliate on the Consolidated Statements of Operations.

Under a services agreement, the Company charges its equity method investee for certain reimbursable support costs incurred by the Company, including personnel compensation, and certain operational overhead costs. The amount billed for the three months ended March 31, 2024 was $0.5 million and is included within other, net on the Consolidated Statements of Operations. The receivable from the equity method investee was $1.6 million as of March 31, 2024 and is included within accounts receivable, net on the Consolidated Statements of Financial Condition.

7. Goodwill and Intangible Assets

Goodwill and intangible assets with indefinite lives were $236.7 million as of each of March 31, 2024 and December 31, 2023. Intangible assets that are subject to amortization, including the related accumulated amortization, are comprised of the following:

	March 31, 2024			December 31, 2023
	Cost	Accumulated amortization	Net carrying amount	Cost	Accumulated amortization	Net carrying amount
	(In thousands)

Customer relationships	$139,463	$(54,366)	$85,097	$140,348	$(50,987)	$89,361
Technology and other intangibles	41,130	(12,651)	28,479	41,130	(11,383)	29,747
Total	$180,593	$(67,017)	$113,576	$181,478	$(62,370)	$119,108

Amortization expense associated with identifiable intangible assets was $5.0 million and $4.1 million for the three months ended March 31, 2024 and 2023, respectively. Annual estimated total amortization expense is $19.8 million, $16.9 million, $15.2 million, $13.8 million and $12.3 million for the years ended December 31, 2024 through 2028, respectively.

MARKETAXESS HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

8. Income Taxes

The Company's provision for income taxes includes U.S. federal, state and local, and foreign taxes. The Company’s effective tax rate was 24.9% and 25.0% for the three months ended March 31, 2024 and 2023, respectively. The Company’s effective tax rate can vary from period to period depending on geographic mix of our earnings, changes in tax legislation and tax rates and the amount and timing of excess tax benefits related to share-based payments, among other factors.

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

9. Stock-Based Compensation Plans

Equity Incentive Plan

The Company maintains the MarketAxess Holdings Inc. 2020 Equity Incentive Plan (the “2020 Plan”), which provides for the grant of restricted stock, restricted stock units, performance shares, performance stock units (collectively, “full value awards”), stock options and other stock-based awards as incentives to encourage employees, consultants and non-employee directors to participate in the long-term success of the Company. As of March 31, 2024, there were 2,330,396 shares available for grant under the 2020 Plan.

Total stock-based compensation expense was as follows:

	Three Months Ended March 31,
	2024	2023
	(In thousands)
Employees	$6,893	$7,100
Non-employee directors	405	388
Total stock-based compensation	$7,298	$7,488

The Company records stock-based compensation expense for employees in employee compensation and benefits and for non-employee directors in general and administrative expenses in the Consolidated Statements of Operations. Included in the stock-based compensation for employees in the table above is $0.2 million of capitalized software development costs for each of the three months ended March 31, 2024 and 2023.

During the three months ended March 31, 2024, the Company granted (i) 126,965 restricted stock units, (ii) 20,793 stock options and (iii) performance stock units with an expected pay-out at target of 30,811 shares of common stock. The fair values of the restricted stock units and performance stock units were based on a weighted-average fair value per unit at the grant date of $220.89 and $220.50, respectively. Based on the Black-Scholes option pricing model, the weighted-average fair value for each stock option granted was $77.16 per share.

As of March 31, 2024, the total unrecognized compensation cost related to all non-vested awards was $68.0 million. That cost is expected to be recognized over a weighted-average period of 2.4 years.

MARKETAXESS HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

Employee Stock Purchase Plan

The Company maintains the MarketAxess Holdings Inc. 2022 Employee Stock Purchase Plan (the “ESPP”), pursuant to which a total of 121,221 shares of the Company’s Common Stock is available for purchase by employees. The Company issued 3,756 shares of common stock on February 15, 2024 under the ESPP. As of March 31, 2024, there were 112,810 shares available for purchase under the ESPP.

10. Earnings Per Share

The following table sets forth basic and diluted weighted average shares outstanding used to compute earnings per share:

	Three Months Ended March 31,
	2024	2023
	(In thousands, except per share amounts)
Basic weighted average shares outstanding	37,740	37,478
Dilutive effect of stock options and full value awards	50	167
Diluted weighted average shares outstanding	37,790	37,645

Basic earnings per share	$1.92	$1.96
Diluted earnings per share	1.92	1.96

Stock options and full value awards totaling 571,145 shares and 179,147 shares for the three months ended March 31, 2024 and 2023, respectively, were excluded from the computation of diluted earnings per share because their effect would have been antidilutive. The computation of diluted shares can vary among periods due, in part, to the change in the average price of the Company’s common stock.

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

The 2021 Credit Agreement required that the Company satisfy certain covenants, including a requirement to not exceed a maximum consolidated total leverage ratio. The Company incurred $0.1 million of interest expense under the 2021 Credit Agreement for the three months ended March 31, 2023.

2023 Credit Agreement

On August 9, 2023, the Company replaced the 2021 Credit Agreement with a new three-year revolving credit facility (the “2023 Credit Agreement”) provided by a syndicate of lenders and JPMorgan Chase Bank, N.A., as administrative agent, which provides aggregate commitments totaling $750.0 million, including a revolving credit facility, a $5.0 million letter of credit sub-limit for standby letters of credit and a $380.0 million sub-limit for swingline loans. The 2023 Credit Agreement will mature on August 9, 2026, with the Company’s option to request up to two additional 364-day extensions at the discretion of each lender and subject to customary conditions. Subject to satisfaction of certain specified conditions, the Company is permitted to upsize the 2023 Credit Agreement by up to $375.0 million in total. As of March 31, 2024, the Company had $0.1 million in letters of credit outstanding and $749.9 million in available borrowing capacity under the 2023 Credit Agreement.

Borrowings under the 2023 Credit Agreement will bear interest at a rate per annum equal to the alternate base rate or the adjusted term Secured Overnight Financing Rate (“SOFR”) rate, plus an applicable margin that varies with the Company’s consolidated total leverage ratio. The 2023 Credit Agreement requires that the Company satisfy certain covenants, including a requirement not to exceed a maximum consolidated total leverage ratio. The Company did not incur any interest expense under the 2023 Credit Agreement for the three months ended March 31, 2024.

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

The Company did not incur any interest expense on borrowings under such agreements during the three months ended March 31, 2024, and incurred $0.1 million of interest expense during the three months ended March 31, 2023. As of March 31, 2024, the Company had no borrowings outstanding and up to $500.0 million in available uncommitted borrowing capacity under such agreements.

Short-term Financing

Under arrangements with their settlement banks, certain of the Company’s U.S. and U.K. operating subsidiaries may receive overnight financing in the form of bank overdrafts. The Company incurred interest expense on such overnight financing of $0.3 million and $0.1 million during the three months ended March 31, 2024 and 2023, respectively. As of March 31, 2024, the Company had no overdrafts payable outstanding.

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

The following table presents the components of operating lease expense for the three months ended March 31, 2024 and 2023:

		Three Months Ended March 31,
Lease cost:	Classification	2024	2023
		(In thousands)
Operating lease cost - office space	Occupancy	$2,753	$3,111
Operating lease cost - equipment	Technology and communications	98	—
Variable lease costs	Occupancy	587	51
Total operating lease cost		$3,438	$3,162

Finance lease expense was $0.1 million for the three months ended March 31, 2024.

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

The weighted average remaining lease term and weighted average discount rate are as follows:

	As of
Lease Term and Discount Rate	March 31, 2024	December 31, 2023
Weighted average remaining lease term (in years) - operating leases	9.4	9.6
Weighted average discount rate - operating leases	6.0%	6.0%
Weighted average remaining lease term (in years) - finance leases	1.5	1.8
Weighted average discount rate - finance leases	7.2%	7.2%

The following table presents the maturity of lease liabilities as of March 31, 2024:

	Operating Leases	Finance Leases
	(In thousands)
Remainder of 2024	$9,852	$88
2025	12,302	88
2026	11,730	—
2027	8,983	—
2028	8,603	—
2029 and thereafter	51,242	—
Total lease payments	102,712	176
Less: imputed interest	24,642	10
Present value of lease liabilities	$78,070	$166

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

Other

The Company, through certain of its subsidiaries, executes securities transactions between its institutional investor and broker-dealer clients on a matched principal basis by serving as counterparty to both the buyer and the seller in trades. The Company’s operating subsidiaries settle such transactions pursuant to their self-clearing operations or through the use of third-party clearing brokers or settlement agents. Settlement typically occurs within one to two trading days after the trade date. Cash settlement of the transaction occurs upon receipt or delivery of the underlying instrument that was traded. Under both the self-clearing and the third-party clearing models, the Company may be exposed to credit risk in the event a counterparty does not fulfill its obligation to complete a transaction or if there is an error in executing a matched principal transaction. Pursuant to the terms of the securities clearing agreements, each third-party clearing broker has the right to charge the Company for any losses they suffer resulting from a counterparty’s failure on any of the Company’s trades. The Company did not record any liabilities or losses with regard to counterparty failures for the three months ended March 31, 2024 and 2023.

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

14. Share Repurchase Programs

In January 2022, the Board of Directors authorized a share repurchase program for up to $150.0 million that commenced in March 2022. During the three months ended March 31, 2024, the Company repurchased 46,844 shares of common stock in connection with its share repurchase program at a cost of $10.1 million. Shares repurchased under each program will be held in treasury for future use.

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

MARKETAXESS HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

For the three months ended March 31, 2024 and 2023, the U.K. was the only individual foreign country in which the Company had a subsidiary that accounted for 10.0% or more of the total revenues or total long-lived assets. Revenues and long-lived assets are attributed to a geographic area based on the location of the particular subsidiary. Long-lived assets are defined as furniture, equipment, leasehold improvements and capitalized software. Revenues for the three months ended March 31, 2024 and 2023, and long-lived assets as of March 31, 2024 and December 31, 2023 were as follows:

	Three Months Ended March 31,
	2024	2023
	(In thousands)
Revenues
Americas	$166,833	$161,573
Europe	37,728	36,736
Asia	5,757	4,860
Total	$210,318	$203,169

	As of
	March 31, 2024	December 31, 2023
	(In thousands)
Long-lived assets, as defined
Americas	$93,153	$87,513
Europe	13,724	14,717
Asia	362	441
Total	$107,239	$102,671

16. Cash and Cash Equivalents and Restricted Cash

The following table provides a reconciliation of cash and cash equivalents together with restricted or segregated cash as reported within the Consolidated Statements of Financial Condition to the sum of the same such amounts shown in the Consolidated Statements of Cash Flows:

		As of
	Statement of Financial Condition Location	March 31, 2024	December 31, 2023
		(In thousands)
Cash and cash equivalents	Cash and cash equivalents	$376,679	$451,280
Cash segregated for regulatory purposes	Cash segregated under federal regulations	45,629	45,122
Deposits with clearing organizations and broker-dealers	Receivables from broker-dealers, clearing organizations and customers	112,713	115,151
Other deposits	Prepaid expenses and other assets	143	119
Total		$535,164	$611,672

17. Subsequent Events

On April 19, 2024, the Company entered into an agreement to acquire an additional 49.0% interest in RFQ–hub Holdings LLC for approximately $37.9 million of cash consideration. The acquisition is subject to various closing conditions, including the receipt of certain regulatory approvals. The acquisition is expected to close during the second half of 2024. Upon the closing of the acquisition, the Company will hold a 92.0% controlling stake in RFQ-hub Holdings LLC.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This report contains certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements may be identified by words such as “expects,” “intends,” “anticipates,” “plans,” “believes,” “seeks,” “estimates,” “will,” or words of similar meaning and include, but are not limited to, statements regarding the outlook for our future business and financial performance. Forward-looking statements are based on management’s current expectations and assumptions, which are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict. It is routine for our internal projections and expectations to change as the year or each quarter in the year progresses, and therefore it should be clearly understood that the internal projections and beliefs upon which we base our expectations may change prior to the end of each quarter or the year. Although these expectations may change, we undertake no obligation to revise or update any forward-looking statements contained in this report, except to the extent required by applicable law. Our Company’s policy is generally to provide our expectations only once per quarter, and not to update that information until the next quarter. Actual future events or results may differ, perhaps materially from those contained in the projections or forward-looking statements. Factors that could cause or contribute to such differences include those discussed below and elsewhere in this report, particularly in the section captioned Part II, Item 1A, “Risk Factors,” and in our Form 10-K for the year ended December 31, 2023, including in Part I, Item 1A, “Risk Factors” and Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

We provide automated and algorithmic trading solutions that we believe, when combined with our integrated and actionable data offerings, will help our clients make faster, better-informed decisions on when and how to trade on our platforms. In 2023, we introduced X-Pro, our newest trading platform, to more seamlessly combine our trading protocols with our proprietary data and pre-trade analytics. We expect that our recent acquisition of Pragma, a quantitative trading technology provider specializing in algorithmic and analytical trading services, will accelerate our development of artificial intelligence driven execution algorithms across many of our key product areas.

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

Our objective is to provide the leading global electronic trading platforms for fixed-income securities, connecting broker-dealers and institutional investors more easily and efficiently, while offering a broad array of trading information and technology services to market participants across the trading cycle. The key elements of our strategy are discussed in Part I, Item 1. “Business – Our Strategy” of our Form 10-K for the year ended December 31, 2023.

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

During the first quarter of 2024, the new issue calendar was very active across U.S. credit. U.S. high-grade and U.S. high-yield new issuance were $530.9 billion and $87.6 billion, up 34.0% and 116.5%, respectively, from the prior year. A strong new issue calendar can negatively impact our market share in the short-term, but is expected to positively impact secondary trading volumes over the long term. Strong new issuance and low levels of credit spread volatility negatively impacted our U.S. high-yield volumes and estimated market share in the first quarter of 2024. The low levels of credit spread volatility contributed to a decrease in exchange-trade fund (“ETF”) market maker activity on our platforms, and we believe our institutional investor clients decreased their secondary market trading activity in light of the increased availability of new issues during the quarter. The decrease in U.S. high-yield activity also negatively impacted our total credit average variable fee per million.

There has been increased demand for green bonds in the fixed-income markets in which we operate.

Because the majority of our assets are short-term in nature, they are not significantly affected by inflation. However, the rate of inflation impacts our expenses, such as employee compensation, technology and communications expenses, which may not be readily recoverable in the prices of our services. To the extent inflation continues to result in high interest rates or has other adverse effects on the securities markets or the economy, it may adversely affect our financial position and results of operations.

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

There has been increased demand for portfolio trading workflows over the last few years, which has resulted in heightened competition among trading platforms to enhance their portfolio trading offerings and expand them across different geographies and products. During periods of relatively lower credit spread volatility, clients are beginning to use portfolio trading workflows in lieu of more established trading protocols designed to generate price competition on individual bonds. Our dealer clients have also increased their usage of matching sessions offered by competing platforms in recent periods. To the extent that our clients increase their use of portfolio trading and matching session protocols offered by other platforms, our market share in those products could decrease.

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

Regulatory Environment

Our business is subject to extensive regulations in the United States and internationally, which may expose us to significant regulatory risk and cause additional legal costs to ensure compliance. The existing legal framework that governs the financial markets is periodically reviewed and amended, resulting in the enactment and enforcement of new laws and regulations that apply to our business. In January 2022, the SEC proposed rules that will expand Regulation ATS and Regulation SCI to alternative trading systems (ATS) that trade government securities and amend the SEC rule regarding the definition of an “exchange” to include Communication Protocol Systems, such as our request-for-quote protocols. Based on these proposed rules, we expect that we will have to operate all of our trading protocols in compliance with Regulation ATS and we could become subject to Regulation SCI for certain parts of our business in the future. The SEC has also adopted final rule amendments that, effective May 2024, will shorten the standard settlement cycle for most broker-dealer securities transactions from two business days after the trade date (T+2) to one business day after the trade date (T+1). The shortening of the settlement cycle will lead to a reduction in the length of exposure to trading counterparties and lower margin requirements for our clearing operations, but it is also expected to increase the operational costs and complexities associated with cross border transactions conducted on our platforms. The SEC also recently adopted final rules regarding the central clearing of certain secondary market transactions involving U.S. Treasury securities. This central clearing mandate will impact certain of our participants who do not centrally clear such trades today, and some have expressed concerns about the potential impact of additional clearing costs. The impact of any of these reform efforts on us and our operations remains uncertain.

As a result of the U.K.’s departure from the E.U. in 2020 (commonly referred to as “Brexit”), we obtained authorizations from the AFM for our subsidiaries in the Netherlands in 2019. We now provide regulated services to our clients within the E.U. in reliance on the cross-border services passport held by our Dutch subsidiaries. Brexit has led to an ongoing divergence between the U.K. and E.U. financial regulations, which has made it more difficult and costly to comply with the extensive government regulation to which we are subject. The cost and complexity of operating across increasingly divergent regulatory regimes has increased and is likely to continue to increase in the future.

Compliance with regulations may require us to dedicate additional financial and operational resources, which may adversely affect our profitability. For example, the E.U.’s Digital Operational Resilience Act (DORA), which will become applicable to portions of our business in 2025, will require us to dedicate additional financial and operational resources to meet the significant additional information communication technologies services-related governance, risk management, resilience testing and sub-contracting requirements created by the legislation. However, we also believe new regulations may increase demand for our platforms and we believe we are well positioned to benefit from those regulatory changes that cause market participants to seek electronic trading platforms that meet the various regulatory requirements.

For further description of the regulations which govern our business, see Part1, Item I. “Business – Government Regulation” of our Form 10-K for the year ended December 31, 2023.

Technology Environment

We must continue to enhance and improve our electronic trading platforms. The markets in which we compete are characterized by increasingly complex protocols, systems and technology infrastructure requirements. Our future success will depend on our ability to enhance our existing products and services, develop and/or license new products and technologies that address the increasingly sophisticated and varied needs of our existing and prospective broker-dealer and institutional investor clients and respond to technological advances and emerging industry and regulatory standards and practices on a cost-effective and timely basis. For example, in 2023, we introduced MarketAxess X-Pro, our new trading platform, which provides traders with a flexible user experience, intuitive workflows and access to our proprietary data and pre-trade analytics. We plan to continue to focus on technology infrastructure initiatives and improving our platforms with the goal of further enhancing our leading market position.

As the overall share of electronic trading grows in global credit products, we are experiencing continued demand for, and growth in, our automated and algorithmic trading solutions. We also support a large and growing base of dealer market making algorithms. In the first quarter of 2024, trading volumes in Auto-X, one of our automated trading protocols, rose to $93.6 billion, up 36.4% from $68.7 billion in the first quarter of 2023. There were 231 active client firms using Auto-X in the first quarter of 2024, up 60.4% from the prior year. In the first quarter of 2024, there were 10.8 million dealer algorithmic responses on our platforms, up 50.2% from the first quarter of 2023.

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

See also Part I, Item 1A. - “Risk Factors, Technology, IT Systems and Cybersecurity Risks” and Part I, Item 1C – “Cybersecurity.” of our Form 10-K for the year ended December 31, 2023.

Trends in Our Business

The majority of our revenue is derived from commissions for transactions executed on our platforms between and among our institutional investor and broker-dealer clients and monthly distribution fees. We believe that the following are the key variables that impact the notional value of such transactions on our platforms and the amount of commissions and distribution fees earned by us:

•	the number of participants on our platforms and their willingness to use our platforms instead of competitors' platforms or other execution methods;
•	the frequency and competitiveness of the price responses by participants on our platforms;
•	the number of markets that are available for our clients to trade on our platforms;
•	the overall level of activity in these markets;
•	the duration of the bonds trading on our platforms; and
•	the particular fee plan and protocol under which we earn commissions and distribution fees.

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

As further described under “— Critical Factors Affecting our Industry and our Company — Economic, Political and Market Factors” and “— Results of Operations — Three Months Ended March 31, 2024 Compared to Three Months Ended March 31, 2023,” our trading volumes and average variable transaction fee per million decreased compared to the three months ended March 31, 2023.

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

Other Commissions. Other commissions include equities and foreign exchange commissions for Pragma's algorithmic trading services. Commissions for equities and foreign exchange are volume-tiered and consist of variable transaction fees that are billed monthly.

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

Stock-based compensation

We maintain the 2020 Plan, which provides for the grant of full value awards, stock options and other stock-based awards to encourage employees, consultants and non-employee directors to participate in our long-term success. We make critical accounting estimates related to performance shares and performance stock units granted under the 2020 Plan.

In 2022, 2023 and 2024, annual performance stock units (the “PSUs”) were granted to the executive officers and certain senior managers. Each PSU is earned or forfeited based on our level of achievement of certain predetermined metrics, including pre-tax adjusted operating margin, U.S. credit market share and revenue growth excluding U.S. credit. The vested share pay-out ranges from zero to 200% of the PSU target. The number of PSUs that vest, if any, is determined by the level of achievement of the performance metrics during the three-year performance periods, as certified by the Compensation and Talent Committee following the conclusion of the performance period. In addition, participants must provide continued service through the vesting date, subject to death, disability and qualified retirement exceptions, as applicable. Compensation expense for the PSUs is measured using the fair value of our stock at the grant date and estimates of future performance and actual share payouts. Each period, we make estimates of the current expected share payouts and adjust the life-to-date compensation expense recognized since the grant date. As of March 31, 2024, a 10.0% change in the expected final share payouts would increase or decrease the life-to-date compensation expense by $1.7 million. The estimated final share payouts for the 2022 and 2023 awards as of March 31, 2024 decreased 9.2% compared to December 31, 2023.

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

Results of Operations

Three Months Ended March 31, 2024 Compared to Three Months Ended March 31, 2023

The following table summarizes our financial results for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
	2024	2023	$ Change	% Change
	($ in thousands, except per share amounts)
Revenues	$210,318	$203,169	$7,149	3.5%
Expenses	117,818	107,813	10,005	9.3
Operating income	92,500	95,356	(2,856)	(3.0)
Other income (expense)	4,217	2,839	1,378	48.5
Income before income taxes	96,717	98,195	(1,478)	(1.5)
Provision for income taxes	24,102	24,567	(465)	(1.9)
Net income	$72,615	$73,628	$(1,013)	(1.4)%

Net income per common share – Diluted	$1.92	$1.96	$(0.04)	(2.0)%

Changes in average foreign currency exchange rates compared to the U.S. dollar had the effect of increasing revenues and expenses by $0.8 million and $0.6 million, respectively, for the three months ended March 31, 2024 compared to the three months ended March 31, 2023.

Revenues

Our revenues for the three months ended March 31, 2024 and 2023, and the resulting dollar and percentage changes, were as follows:

	Three Months Ended March 31,
	2024		2023
	($ in thousands)
		% of Revenues		% of Revenues	$ Change	% Change
Commissions	$184,873	87.9%	$181,991	89.6%	$2,882	1.6%
Information services	11,881	5.6	11,010	5.4	871	7.9
Post-trade services	10,730	5.1	9,980	4.9	750	7.5
Technology services	2,834	1.4	188	0.1	2,646	NM
Total revenues	$210,318	100.0%	$203,169	100.0%	$7,149	3.5
NM - not meaningful

Commissions. Our commission revenues for the three months ended March 31, 2024 and 2023, and the resulting dollar and percentage changes, were as follows:

	Three Months Ended March 31,
	2024	2023	$ Change	% Change
	($ in thousands)
Variable transaction fees
Credit	$141,504	$140,970	$534	0.4%
Rates	5,166	6,258	(1,092)	(17.4)
Other	4,849	—	4,849	NM
Total variable transaction fees	151,519	147,228	4,291	2.9

Fixed distribution fees
Credit	33,288	34,684	(1,396)	(4.0)
Rates	66	79	(13)	(16.5)
Total fixed distribution fees	33,354	34,763	(1,409)	(4.1)
Total commissions	$184,873	$181,991	$2,882	1.6%
NM - not meaningful

Credit variable transaction fees increased $0.5 million driven by a 7.4% increase in total credit trading volume, partially offset by a 6.6% decrease in total credit average variable transaction fee per million. Open Trading credit volume totaled $269.4 billion during the three months ended March 31, 2024, down 3.6%, and Open Trading credit variable transaction fees represented 31.5% and 36.5% of total variable transaction fees for the three months ended March 31, 2024 and 2023, respectively. Rates variable transaction fees decreased $1.1 million driven principally by a 29.0% decrease in trading volumes, partially offset by a 16.3% increase in average variable transaction fee per million. Other variable transaction fees include equities and foreign exchange commissions earned by Pragma.

Credit fixed distribution fees decreased $1.4 million mainly due to the consolidation of two global dealers and lower unused minimums in U.S. high-grade on increased activity, partially offset by dealer migrations to fixed fee plans.

Our trading volumes for the three months ended March 31, 2024 and 2023 were as follows:

	Three Months Ended March 31,
	2024	2023	$ Change	% Change
	($ in millions)
Trading volume data
Credit
High-grade	$455,998	$392,715	$63,283	16.1%
High-yield	85,379	122,873	(37,494)	(30.5)
Emerging markets	221,427	191,841	29,586	15.4
Eurobonds	128,849	118,366	10,483	8.9
Other credit	26,335	28,683	(2,348)	(8.2)
Total credit	917,988	854,478	63,510	7.4

Rates
U.S. government bonds	1,045,796	1,491,292	(445,496)	(29.9)
Agency and other government bonds	31,626	27,061	4,565	16.9
Total rates	1,077,422	1,518,353	(440,931)	(29.0)

Total trading volume	$1,995,410	$2,372,831	$(377,421)	(15.9)%

Number of U.S. Trading Days	61	62
Number of U.K. Trading Days	63	64

For volume reporting purposes, transactions in foreign currencies are converted to U.S. dollars at average monthly rates.

The 16.1% increase in our U.S. high-grade volume was principally due to an increase in estimated market volumes, partially offset by a decrease in our estimated market share. Estimated U.S. high-grade market volume as reported by FINRA’s Trade Reporting and Compliance Engine (TRACE) increased by 19.3% to $2.4 trillion for the three months ended March 31, 2024 compared to the three months ended March 31, 2023. Our estimated market share of total U.S. high-grade corporate bond volume decreased to 19.3% for the three months ended March 31, 2024 from 19.9% for the three months ended March 31, 2023. U.S. high-yield volume decreased by 30.5% mainly due to a decrease in our estimated market share. Lower levels of credit spread volatility drove a significant decrease in ETF market maker client activity on our platform, which negatively impacted our U.S. high-yield market share. Emerging markets volumes increased by 15.4%, mainly due to an increase in local markets trading volumes. Eurobond volumes increased by 8.9%. Other credit volumes decreased by 8.2% due to lower estimated municipal bond market volumes, partially offset by an increase in our estimated municipal bond market share. Rates trading volume decreased 29.0%, primarily due to a decrease in our estimated market share.

Our average variable transaction fee per million for the three months ended March 31, 2024 and 2023 was as follows:

	Three Months Ended March 31,
	2024	2023	$ Change	% Change
Average variable transaction fee per million
Credit	$154.15	$164.98	$(10.83)	(6.6)%
Rates	4.79	4.12	0.67	16.3

Credit average variable transaction fee per million decreased by 6.6% to $154.15 per million for the three months ended March 31, 2024, mainly due to a decrease in the duration of U.S. high-grade bonds traded on our platforms and product mix-shift in other credit products.

Information Services. Information services revenue increased by $0.9 million for the three months ended March 31, 2024, mainly due to net new data contract revenue of $0.7 million and the positive impact of foreign currency fluctuations of $0.2 million.

Post-Trade Services. Post-trade services revenue increased by $0.8 million for the three months ended March 31, 2024, principally due to net new contract revenue of $0.6 million and the positive impact of foreign currency fluctuations of $0.2 million.

Technology Services. Technology services revenue increased by $2.6 million for the three months ended March 31, 2024 due to technology services revenue generated by Pragma.

Expenses

The following table summarizes our expenses for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
	2024	2023	$ Change	% Change
	($ in thousands)
Expenses
Employee compensation and benefits	$61,264	$52,315	$8,949	17.1%
Depreciation and amortization	18,200	16,461	1,739	10.6
Technology and communications	17,051	14,999	2,052	13.7
Professional and consulting fees	6,395	7,127	(732)	(10.3)
Occupancy	3,425	3,611	(186)	(5.2)
Marketing and advertising	1,833	2,995	(1,162)	(38.8)
Clearing costs	4,911	4,545	366	8.1
General and administrative	4,739	5,760	(1,021)	(17.7)
Total expenses	$117,818	$107,813	$10,005	9.3%

Employee compensation and benefits increased by $8.9 million, primarily due to increases in salaries, taxes and benefits on higher employee headcount of $7.1 million and higher employee incentive compensation of $2.1 million.

Depreciation and amortization increased by $1.7 million, primarily due to higher amortization of software development costs of $1.0 million and higher amortization of intangibles of $0.9 million, partially offset by lower depreciation of office hardware of $0.2 million.

Technology and communications expenses increased by $2.1 million, primarily due to higher connectivity costs related to Pragma of $0.7 million, higher software subscription costs of $0.7 million, higher market data costs of $0.3 million and higher equipment lease costs of $0.2 million.

Professional and consulting fees decreased by $0.7 million, primarily due to lower IT consultant expense of $1.8 million, offset by higher audit and tax fees of $0.7 million and higher acquisition related legal and consulting costs of $0.5 million.

Marketing expenses decreased by $1.2 million, primarily due to lower advertising and public relations costs.

General and administrative expenses decreased by $1.0 million, primarily due to lower reserves related to a dispute with a vendor of $0.5 million, lower value-added taxes of $0.2 million and lower travel and entertainment costs of $0.1 million.

Other Income (Expense)

Our other income (expense) for the three months ended March 31, 2024 and 2023, and the resulting dollar and percentage changes, were as follows:

	Three Months Ended March 31,
	2024	2023	$ Change	% Change
	($ in thousands)
Interest income	$5,973	$4,249	$1,724	40.6%
Interest expense	(316)	(130)	(186)	143.1
Equity in earnings of unconsolidated affiliate	370	204	166	81.4
Other, net	(1,810)	(1,484)	(326)	22.0
Total other income (expense)	$4,217	$2,839	$1,378	48.5%

Interest income increased by $1.7 million driven by higher interest rates.

Interest expense increased by $0.2 million primarily due to higher financing charges incurred under our short-term borrowings.

Other, net decreased by $0.3 million due to higher credit facility fees.

Provision for Income Taxes

The provision for income taxes and effective tax rate for the three months ended March 31, 2024 and 2023 were as follows:

	Three Months Ended March 31,
	2024	2023	$ Change	% Change
	($ in thousands)
Provision for income taxes	$24,102	$24,567	$(465)	(1.9)%

Effective tax rate	24.9%	25.0%

Our consolidated effective tax rate can vary from period to period depending on the geographic mix of our earnings, changes in tax legislation and tax rates and the amount and timing of excess tax benefits related to share-based payments, among other factors.

Liquidity and Capital Resources

During the three months ended March 31, 2024, we have met our funding requirements through cash on hand, internally generated funds and short-term borrowings. Cash and cash equivalents and investments totaled $512.5 million as of March 31, 2024. Our investments generally consist of investment-grade corporate bonds and U.S. Treasury securities. We limit the amounts that can be invested in any single issuer and invest in short- to intermediate-term instruments whose fair values are less sensitive to interest rate changes.

In August 2023, we entered into the 2023 Credit Agreement, which provides aggregate commitments totaling $750.0 million, including a revolving credit facility, a $5.0 million letter of credit sub-limit for standby letters of credit and a $380.0 million sub-limit for swingline loans. The 2023 Credit Agreement will mature on August 9, 2026, with our option to request up to two additional 364-day extensions at the discretion of each lender and subject to customary conditions. As of March 31, 2024, we had $0.1 million in letters of credit outstanding and $749.9 million in available borrowing capacity under the 2023 Credit Agreement. Borrowings under the 2023 Credit Agreement will bear interest at a rate per annum equal to the alternate base rate or the adjusted term SOFR rate, plus an applicable margin that varies with our consolidated total leverage ratio. The 2023 Credit Agreement requires that we satisfy certain covenants, including a requirement to not exceed a maximum consolidated total leverage ratio. We were in compliance with all applicable covenants at March 31, 2024. See Note 11 to the Consolidated Financial Statements for a discussion of the 2023 Credit Agreement.

In connection with their self-clearing operations, certain of our operating subsidiaries maintain agreements with a settlement bank to allow the subsidiaries to borrow an aggregate of up to $500.0 million on an uncommitted basis, collateralized by eligible securities pledged by the subsidiaries to the settlement bank, subject to certain haircuts. Borrowings under these agreements will bear interest at a base rate per annum equal to the higher of the upper range of the Federal Funds Rate, 0.25% or one-month SOFR, plus 1.00%. As of March 31, 2024, the subsidiaries had no borrowings outstanding and up to $500.0 million in available uncommitted borrowing capacity under such agreements. See Note 11 to the Consolidated Financial Statements for a discussion of these agreements.

Under arrangements with their settlement banks, certain of our operating subsidiaries may receive overnight financing in the form of bank overdrafts. As of March 31, 2024, we had no overdrafts payable outstanding.

As a result of our self-clearing and settlement activities, we are required to finance certain transactions, maintain deposits with various clearing organizations and clearing broker-dealers and maintain a special reserve bank account for the benefit of customers pursuant to Rule 15c3-3 of the Exchange Act. As of March 31, 2024, the aggregate amount of the positions financed, deposits and customer reserve balances associated with our self-clearing and settlement activities was $244.9 million. These requirements can fluctuate based on trading activity, market volatility or other factors which may impact our liquidity or require us to use our capital resources.

Cash Flows for the Three Months Ended March 31, 2024 Compared to the Three Months Ended March 31, 2023

Our cash flows were as follows:

	Three Months Ended March 31,
	2024	2023	$ Change	% Change
	($ in thousands)
Net cash (used in)/provided by operating activities	$(4,949)	$7,527	$(12,476)	NM
Net cash (used in) investing activities	(15,830)	(32,754)	16,924	(51.7)%
Net cash (used in) financing activities	(52,543)	(48,142)	(4,401)	9.1
Effect of exchange rate changes on cash and cash equivalents	(3,186)	3,345	(6,531)	NM
Net decrease for the period	$(76,508)	$(70,024)	$(6,484)	9.3%
NM - not meaningful

The $12.5 million decrease in net cash (used in)/provided by operating activities was primarily due to a change in net receivables from broker-dealers, clearing organizations and customers associated with our clearing activities of $9.1 million and a decrease in income and other tax liabilities of $14.9 million, offset by lower accounts receivable of $11.4 million.

The $16.9 million decrease in net cash used in investing activities was primarily due to lower net purchases of available-for-sale investments of $21.2 million, offset by higher capital expenditures of $4.3 million.

The $4.4 million increase in net cash used in financing activities was principally due to higher repurchases of common stock of $10.1 million and higher cash dividends of $1.1 million, offset by lower withholding tax payments on full value awards vesting of $5.6 million and higher exercises of stock options of $1.3 million.

The $6.5 million change in the effect of exchange rate changes on cash and cash equivalents was driven by changes in the cumulative translation adjustment.

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

Certain of our U.S. subsidiaries are registered as broker-dealers and therefore are subject to the applicable rules and regulations of the SEC and FINRA. These rules contain minimum net capital requirements, as defined in the applicable regulations. Certain of our foreign subsidiaries are regulated by the FCA in the U.K. or other foreign regulators and must maintain financial resources, as defined in the applicable regulations, in excess of the applicable financial resources requirement. As of March 31, 2024, each of our subsidiaries that are subject to these regulations had net capital or financial resources in excess of their minimum requirements. As of March 31, 2024, our subsidiaries maintained aggregate net capital and financial resources that were $545.0 million in excess of the required levels of $35.7 million.

Each of our U.S. and foreign regulated subsidiaries are subject to local regulations which generally limit, or require the prior notification to or approval from such regulated entity’s principal regulator before, the repayment of borrowings from our affiliates, paying cash dividends, making loans to our affiliates or otherwise entering into transactions that result in a significant reduction in regulatory net capital or financial resources. As of March 31, 2024, the amount of unrestricted cash held by our non-U.S. subsidiaries was $216.9 million.

We execute securities transactions between our institutional investor and broker-dealer clients on a matched principal basis by serving as counterparty to both the buyer and the seller in trades. Our operating subsidiaries settle such transactions using their self-clearing operations or through the use of third-party clearing brokers or settlement agents. Settlement typically occurs within one to two trading days after the trade date. Cash settlement of the transaction occurs upon receipt or delivery of the underlying instrument that was traded. Under both the self-clearing and the third-party clearing models, we may be exposed to credit risk in the event a counterparty does not fulfill its obligation to complete a transaction or if there is an error in executing a matched principal transaction. Pursuant to the terms of the securities clearing agreements, each third-party clearing broker has the right to charge us for any losses they suffer resulting from a counterparty’s failure on any of our trades. We did not record any liabilities or losses with regard to counterparty failures for the three months ended March 31, 2024 and 2023. Substantially all of our open securities failed-to-deliver and securities failed-to-receive transactions as of March 31, 2024 have subsequently settled at the contractual amounts.

In the normal course of business, we enter into contracts that contain a variety of representations, warranties and indemnification provisions. Our maximum exposure from any claims under these arrangements is unknown, as this would involve claims that have not yet occurred.

We have leases for corporate offices and equipment with initial lease terms ranging from one year to 15 years. We have total future contractual rent payments on these leases of $102.8 million, with $13.0 million due within the next 12 months and $89.8 million due beyond 12 months.

We enter into foreign currency forward contracts to economically hedge our exposure to variability in certain foreign currency transaction gains and losses. As of March 31, 2024, the notional value of our foreign currency forward contract outstanding was $63.3 million and the fair value of the liability was $0.2 million.

In January 2022, our Board authorized a share repurchase program for up to $150.0 million that commenced in March 2022. Shares repurchased under the program will be held in treasury for future use. As of March 31, 2024, we had $89.9 million of remaining capacity under the program.

In April 2024, our Board approved a quarterly cash dividend of $0.74 per share payable on June 5, 2024 to stockholders of record as of the close of business on May 22, 2024. Any future declaration and payment of dividends will be at the sole discretion of our Board.

On April 19, 2024, the Company entered into an agreement to acquire an additional 49.0% interest in RFQ–hub Holdings LLC for approximately $37.9 million of cash consideration. The acquisition is subject to various closing conditions, including the receipt of certain regulatory approvals. The acquisition is expected to close during the second half of 2024. Upon the closing of the acquisition, the Company will hold a 92.0% controlling stake in RFQ-hub Holdings LLC.

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

The table set forth below presents a reconciliation of our net income to EBITDA and net income margin to EBITDA margin, as defined above, for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
	2024	2023
	($ in thousands)
Net income	$72,615	$73,628
Interest income	(5,973)	(4,249)
Interest expense	316	130
Provision for income taxes	24,102	24,567
Depreciation and amortization	18,200	16,461
EBITDA	$109,260	$110,537

Net income margin	34.5%	36.2%
Interest income	(2.8)	(2.1)
Interest expense	0.2	0.1
Provision for income taxes	11.4	12.1
Depreciation and amortization	8.6	8.1
EBITDA margin	51.9%	54.4%

The table set forth below presents a reconciliation of our net cash provided by operating activities to free cash flow, as defined above, for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
	2024	2023
	($ in thousands)
Net cash (used in)/provided by operating activities	$(4,949)	$7,527
Exclude: Net change in trading investments	(255)	419
Exclude: Net change in fail-to-deliver/receive from broker-dealers, clearing organizations and customers	51,288	46,767
Less: Purchases of furniture, equipment and leasehold improvements	(1,197)	(217)
Less: Capitalization of software development costs	(13,963)	(10,690)
Free Cash Flow	$30,924	$43,806

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

As of March 31, 2024, we had $99.4 million of investments in U.S. Treasuries that were classified as trading securities and $25.4 million of investments in corporate bonds that were classified as available-for-sale. Adverse movements, such as a decrease in the value of these securities or a downturn or disruption in the markets for these securities, could result in a substantial loss. A 10.0% decrease in the market value of our U.S Treasuries or available-for-sale investments would result in losses of approximately $9.9 million and $2.5 million, respectively. In addition, principal gains and losses resulting from these securities could on occasion have a disproportionate effect, positive or negative, on our financial condition and results of operations for any particular reporting period.

Interest Rate Risk

Interest rate risk represents our exposure to interest rate changes with respect to our cash and cash equivalents, restricted cash and deposits. As of March 31, 2024, our cash and cash equivalents, restricted cash and deposits amounted to $535.2 million. A hypothetical 100 basis point change in interest rates would increase or decrease our annual interest income by approximately $5.4 million, assuming no change in the amount or composition of our cash and cash equivalents, restricted cash and deposits.

As of March 31, 2024, a hypothetical 100 basis point increase or decrease in interest rates would decrease or increase the fair value of the available-for-sale investment portfolio by approximately $0.3 million, assuming no change in the amount or composition of the investments. The hypothetical unrealized gain (loss) of $0.3 million would be recognized in accumulated other comprehensive loss on the Consolidated Statements of Financial Condition.

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

During the twelve months ended March 31, 2024, approximately 15.9% of our revenues and 25.4% of our expenses were denominated in currencies other than the U.S. dollar, most notably the British Pound Sterling. Based on actual results over the past year, a hypothetical 10.0% increase or decrease in the U.S. dollar against all other currencies would have increased or decreased revenue by approximately $12.1 million and operating expenses by approximately $11.3 million.

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

Derivative Risk

Our limited derivative risk stems from our activities in the foreign currency forward contract market. We use this market to economically hedge our foreign exchange gains and losses on the Consolidated Statements of Operations that arise from our U.S. dollar versus British Pound Sterling exposure from the activities of our U.K. subsidiaries. As of March 31, 2024, the notional amount of our foreign currency forward contract was $63.3 million. We do not hold derivative instruments for purposes other than economically hedging foreign currency risk.

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures. Our management, including the Chief Executive Officer and Interim Chief Financial Officer, evaluated the effectiveness of our “disclosure controls and procedures,” as that term is defined in Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Exchange Act, as of March 31, 2024. Based on that evaluation, the Chief Executive Officer and Interim Chief Financial Officer concluded that the disclosure controls and procedures are effective to ensure that information required to be disclosed by MarketAxess in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and to ensure that information is accumulated and communicated to our management, including the Chief Executive Officer and Interim Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

(b) Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2024 identified in connection with the evaluation thereof by our management, including the Chief Executive Officer and Interim Chief Financial Officer, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

There have been no material changes in our risk factors from those disclosed in our most recent Form 10-K for the year ended December 31, 2023. For a discussion of the risk factors affecting the Company, see “Risk Factors” in Part I, Item 1A of our 2023 Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

During the quarter ended March 31, 2024, we repurchased the following shares of common stock:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
				(In thousands)
January 1, 2024 - January 31, 2024	54,206	$270.24	—	$100,016
February 1, 2024 - February 29, 2024	22,258	216.05	14,597	96,867
March 1, 2024 - March 31, 2024	32,814	216.94	32,247	89,869
Total	109,278	$243.20	46,844

During the three months ended March 31, 2024, we repurchased 109,278 shares of common stock. The repurchases included 46,844 shares repurchased in connection with our share repurchase program and 62,434 shares surrendered by employees to satisfy the withholding tax obligations upon the vesting of full value awards and upon the exercise of stock options.

In January 2022, our Board of Directors authorized a share repurchase program for up to $150.0 million that commenced in March 2022. Shares repurchased under this program will be held in treasury for future use. As of March 31, 2024, we had $89.9 million of remaining capacity under the program.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

(c) Trading Plans

In the first quarter of 2024, no director or officer (as defined in Exchange Act Rule 16a-1(f)) of the Company adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement for the purchase or sale of securities of the Company, within the meaning of Item 408 of Regulation S-K.

Item 6. Exhibits

Exhibit Index:

Number	Description
10.1

Letter Agreement dated as of February 21, 2024, by and between Ilene Fiszel Bieler and MarketAxess Holdings Inc. (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report in Form 8-K dated February 21, 2024).†#

10.2

Severance Protection Agreement, dated as of February 21, 2024, by and between Ilene Fiszel Bieler and MarketAxess Holdings Inc. (incorporated by reference to Exhibit 10.3 to the registrant’s Current Report in Form 8-K dated February 21, 2024)

10.3

Proprietary Information and Non-Competition Agreement, dated as of February 21, 2024, by and between Ilene Fiszel Bieler and MarketAxess Holdings Inc. (incorporated by reference to Exhibit 10.4 to the registrant’s Current Report in Form 8-K dated February 21, 2024)

10.4

Form of 2024 Restricted Stock Unit Agreement (Non-Deferred) for U.S.-based executive officers other than Richard M. McVey pursuant to the MarketAxess Holdings Inc. 2020 Equity Incentive Plan (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report in Form 8-K dated February 21, 2024

10.5*	Form of 2024 Restricted Stock Unit Agreement (Non-Deferred) for Richard M. McVey pursuant to the MarketAxess Holdings Inc. 2020 Equity Incentive Plan
10.6*	Form of 2024 Restricted Stock Unit Agreement for U.K.-based executive officers pursuant to the MarketAxess Holdings Inc. 2020 Equity Incentive Plan
10.7*	Form of 2024 Performance Stock Unit Agreement for U.S.-based executive officers other than Richard M. McVey pursuant to the MarketAxess Holdings Inc. 2020 Equity Incentive Plan†
10.8*	Form of 2024 Performance Stock Unit Agreement for Richard M. McVey pursuant to the MarketAxess Holdings Inc. 2020 Equity Incentive Plan†
10.9*	Form of 2024 Performance Stock Unit Agreement for U.K.-based executive officers pursuant to the MarketAxess Holdings Inc. 2020 Equity Incentive Plan†
10.10*	Form of 2024 Incentive Stock Option Agreement for U.S. based Executive Officers other than Mr. McVey pursuant to the MarketAxess Holdings Inc. 2020 Equity Incentive Plan
10.11*	Form of 2024 Incentive Stock Option Agreement for Mr. McVey pursuant to the MarketAxess Holdings Inc. 2020 Equity Incentive Plan#
31.1*	Certification by Chief Executive Officer and Interim Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification by Chief Executive Officer and Interim Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
104	The cover page from the Company’s Quarterly report on Form 10-Q for the quarter ended March 31, 2024 has been formatted in Inline XBRL and is included in Exhibits 101.

*	Filed herewith.
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

MARKETAXESS HOLDINGS INC.

Date: May 7, 2024	By:	/s/ CHRISTOPHER R. CONCANNON
Christopher R. Concannon
Chief Executive Officer and Interim Chief Financial Officer
(principal executive officer and interim principal financial officer)