Form 10-Q
period 2024-06-30
MARKETAXESS HOLDINGS INC
filed 2024-08-06
CIK 1278021

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

or

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

As of August 2, 2024, the number of shares of the Registrant’s voting common stock outstanding was 37,751,975.

2

MARKETAXESS HOLDINGS INC.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2024

PART I — Financial Information

Item 1. Financial Statements

MARKETAXESS HOLDINGS INC.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Unaudited)

	As of
	June 30, 2024	December 31, 2023
	(In thousands, except share and per share amounts)
ASSETS
Cash and cash equivalents	$434,063	$451,280
Cash segregated under federal regulations	46,141	45,122
Investments, at fair value	135,908	134,861
Accounts receivable, net of allowance of $609 and $577 as of June 30, 2024 and December 31, 2023, respectively	92,350	89,839
Receivables from broker-dealers, clearing organizations and customers	577,992	687,936
Goodwill	236,706	236,706
Intangible assets, net of accumulated amortization	108,420	119,108
Furniture, equipment, leasehold improvements and capitalized software, net of accumulated depreciation and amortization	108,802	102,671
Operating lease right-of-use assets	60,500	63,045
Prepaid expenses and other assets	85,831	84,499
Total assets	$1,886,713	$2,015,067

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Accrued employee compensation	41,002	60,124
Payables to broker-dealers, clearing organizations and customers	392,846	537,398
Securities sold, not yet purchased, at fair value	9,167	—
Income and other tax liabilities	2,058	7,892
Accounts payable, accrued expenses and other liabilities	36,338	37,013
Operating lease liabilities	76,081	79,677
Total liabilities	$557,492	$722,104

Commitments and Contingencies (Note 13)

Stockholders' equity
Preferred stock, $0.001 par value, 4,855,000 shares authorized, no shares issued and outstanding as of June 30, 2024 and December 31, 2023, respectively	—	—
Series A Preferred Stock, $0.001 par value, 110,000 shares authorized, no shares issued and outstanding as of June 30, 2024 and December 31, 2023, respectively	—	—
Common stock voting, $0.003 par value, 110,000,000 shares authorized, 41,032,190 shares and 40,940,769 shares issued and 37,783,610 shares and 37,899,688 shares outstanding as of June 30, 2024 and December 31, 2023, respectively	123	123
Common stock non-voting, $0.003 par value, 10,000,000 shares authorized, no shares issued and outstanding as of June 30, 2024 and December 31, 2023, respectively	—	—
Additional paid-in capital	335,641	333,292
Treasury stock – Common stock voting, at cost, 3,248,580 shares and 3,041,081 shares as of June 30, 2024 and December 31, 2023, respectively	(302,455)	(260,298)
Retained earnings	1,325,139	1,244,216
Accumulated other comprehensive loss	(29,227)	(24,370)
Total stockholders' equity	1,329,221	1,292,963
Total liabilities and stockholders' equity	$1,886,713	$2,015,067

The accompanying notes are an integral part of these consolidated financial statements.

MARKETAXESS HOLDINGS INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(In thousands, except per share amounts)
Revenues
Commissions	$171,679	$158,586	$356,552	$340,577
Information services	12,544	11,655	24,425	22,665
Post-trade services	10,400	9,415	21,130	19,395
Technology services	3,037	190	5,871	378
Total revenues	197,660	179,846	407,978	383,015

Expenses
Employee compensation and benefits	56,790	48,383	118,054	100,698
Depreciation and amortization	18,356	17,005	36,556	33,466
Technology and communications	17,771	15,235	34,822	30,234
Professional and consulting fees	7,669	8,023	14,064	15,150
Occupancy	3,714	3,199	7,139	6,810
Marketing and advertising	3,010	3,308	4,843	6,303
Clearing costs	4,122	4,182	9,033	8,727
General and administrative	4,889	4,784	9,628	10,544
Total expenses	116,321	104,119	234,139	211,932
Operating income	81,339	75,727	173,839	171,083
Other income (expense)
Interest income	6,401	5,312	12,374	9,561
Interest expense	(621)	(53)	(937)	(183)
Equity in earnings of unconsolidated affiliate	354	250	724	454
Other, net	(1,136)	(2,286)	(2,946)	(3,770)
Total other income (expense)	4,998	3,223	9,215	6,062
Income before income taxes	86,337	78,950	183,054	177,145
Provision for income taxes	21,399	19,091	45,501	43,658
Net income	$64,938	$59,859	$137,553	$133,487

Net income per common share
Basic	$1.72	$1.60	$3.65	$3.56
Diluted	$1.72	$1.59	$3.64	$3.55

Cash dividends declared per common share	$0.74	$0.72	$1.48	$1.44

Weighted average shares outstanding
Basic	37,655	37,485	37,698	37,482
Diluted	37,689	37,588	37,740	37,617

The accompanying notes are an integral part of these consolidated financial statements.

MARKETAXESS HOLDINGS INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(In thousands)
Net income	$64,938	$59,859	$137,553	$133,487
Cumulative translation adjustment	(563)	4,206	(4,804)	9,961
Net unrealized (loss) on securities available-for-sale, net of tax of $5, $41, $38, and $56, respectively	(13)	(126)	(53)	(167)
Comprehensive income	$64,362	$63,939	$132,696	$143,281

The accompanying notes are an integral part of these consolidated financial statements.

MARKETAXESS HOLDINGS INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

	Common Stock Voting	Additional Paid-In Capital	Treasury Stock - Common Stock Voting	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
	(In thousands, except per share amounts)
Balance at January 1, 2024	$123	$333,292	$(260,298)	$1,244,216	$(24,370)	$1,292,963
Net income	—	—	—	72,615	—	72,615
Cumulative translation adjustment	—	—	—	—	(4,241)	(4,241)
Unrealized net gain (loss) on securities available-for-sale, net of tax	—	—	—	—	(40)	(40)
Stock-based compensation	—	7,298	—	—	—	7,298
Exercise of stock options	—	1,977	—	—	—	1,977
Withholding tax payments on full value awards vesting and stock option exercises	—	(14,893)	—	—	—	(14,893)
Reissuance of treasury stock	—	(155)	1,440	(581)	—	704
Repurchases of common stock	—	—	(10,147)	—	—	(10,147)
Cash dividend on common stock ($0.74 per share)	—	—	—	(28,003)	—	(28,003)
Balance at March 31, 2024	123	327,519	(269,005)	1,288,247	(28,651)	1,318,233
Net income	—	—	—	64,938	—	64,938
Cumulative translation adjustment	—	—	—	—	(563)	(563)
Unrealized net gain (loss) on securities available-for-sale, net of tax	—	—	—	—	(13)	(13)
Stock-based compensation	—	8,328	—	—	—	8,328
Exercise of stock options	—	—	—	—	—	—
Withholding tax payments on full value awards vesting and stock option exercises	—	(206)	—	—	—	(206)
Repurchases of common stock	—	—	(33,450)	—	—	(33,450)
Cash dividend on common stock ($0.74 per share)	—	—	—	(28,046)	—	(28,046)
Balance at June 30, 2024	$123	$335,641	$(302,455)	$1,325,139	$(29,227)	$1,329,221

The accompanying notes are an integral part of these consolidated financial statements.

MARKETAXESS HOLDINGS INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (CONTINUED)

(Unaudited)

	Common Stock Voting	Additional Paid-In Capital	Treasury Stock - Common Stock Voting	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
	(In thousands, except per share amounts)
Balance at January 1, 2023	$123	$345,468	$(328,326)	$1,101,525	$(37,697)	$1,081,093
Net income	—	—	—	73,628	—	73,628
Cumulative translation adjustment	—	—	—	—	5,755	5,755
Unrealized net gain (loss) on securities available-for-sale, net of tax	—	—	—	—	(41)	(41)
Stock-based compensation	—	7,488	—	—	—	7,488
Reissuance of treasury stock	—	(57)	511	—	—	454
Exercise of stock options	—	707	—	—	—	707
Withholding tax payments on full value awards vesting and stock option exercises	—	(20,492)	—	—	—	(20,492)
Cash dividend on common stock ($0.72 per share)	—	—	—	(27,060)	—	(27,060)
Balance at March 31, 2023	123	333,114	(327,815)	1,148,093	(31,983)	1,121,532
Net income	—	—	—	59,859	—	59,859
Cumulative translation adjustment	—	—	—	—	4,206	4,206
Unrealized net gain (loss) on securities available-for-sale, net of tax	—	—	—	—	(126)	(126)
Stock-based compensation	—	6,890	—	—	—	6,890
Exercise of stock options	—	18	—	—	—	18
Withholding tax payments on full value awards vesting and stock option exercises	—	(155)	—	—	—	(155)
Cash dividend on common stock ($0.72 per share)	—	—	—	(27,132)	—	(27,132)
Balance at June 30, 2023	$123	$339,867	$(327,815)	$1,180,820	$(27,903)	$1,165,092

The accompanying notes are an integral part of these consolidated financial statements.

MARKETAXESS HOLDINGS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2024	2023
	(In thousands)
Cash flows from operating activities
Net income	$137,553	$133,487
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	36,556	33,466
Amortization of operating lease right-of-use assets	3,238	2,717
Stock-based compensation expense	15,084	14,378
Deferred taxes	(2,461)	(2,442)
Foreign currency transaction (gains) losses	1,220	3,932
Other	509	(2,641)
Changes in operating assets and liabilities:
(Increase) in accounts receivable	(2,882)	(13,078)
Decrease in receivables from broker-dealers, clearing organizations and customers	87,335	19,154
(Increase) in prepaid expenses and other assets	(260)	(12,413)
Decrease in trading investments	155	471
(Increase) in mutual funds held in rabbi trust	(698)	(1,024)
(Decrease) in accrued employee compensation	(17,843)	(20,746)
(Decrease) in payables to broker-dealers, clearing organizations and customers	(144,404)	(21,749)
Increase in securities sold, not yet purchased	9,167	—
(Decrease) in income and other tax liabilities	(5,197)	(7,720)
Increase/(decrease) in accounts payable, accrued expenses and other liabilities	1,106	(9,762)
(Decrease) in operating lease liabilities	(4,278)	(3,109)
Net cash provided by operating activities	113,900	112,921
Cash flows from investing activities
Available-for-sale investments
Proceeds from maturities and sales	7,464	1,971
Purchases	(7,866)	(26,751)
Purchases of furniture, equipment and leasehold improvements	(8,892)	(1,272)
Capitalization of software development costs	(24,459)	(21,715)
Net cash (used in) investing activities	(33,753)	(47,767)
Cash flows from financing activities
Cash dividends on common stock	(57,296)	(55,248)
Exercise of stock options	1,977	725
Withholding tax payments on full value awards vesting and stock option exercises	(15,099)	(20,647)
Repurchases of common stock	(43,597)	—
Payment of contingent consideration	—	(12,500)
Proceeds from short-term borrowings	100,000	50,000
Repayments of short-term borrowings	(100,000)	(50,000)
Net cash (used in) financing activities	(114,015)	(87,670)
Effect of exchange rate changes on cash and cash equivalents	(3,674)	7,181
Cash and cash equivalents including restricted cash
Net decrease for the period	(37,542)	(15,335)
Beginning of period	611,672	572,664
End of period	$574,130	$557,329

Supplemental cash flow information
Cash paid for income taxes	$47,207	$63,801
Cash paid for interest	857	241
Non-cash investing and financing activity
Operating lease right-of-use assets obtained in exchange for operating lease liabilities	760	—
Furniture, equipment, software and leasehold improvement additions included in accounts payable	485	—
Stock-based and accrued incentive compensation relating to capitalized software development costs	2,431	—
Exercise of stock options - cashless	1,735	—

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

Investments

The Company determines the appropriate classification of securities at the time of purchase which are recorded in the Consolidated Statements of Financial Condition on the trade date. Securities are classified as available-for-sale or trading. Available-for-sale investments are carried at fair value with unrealized gains or losses reported in accumulated other comprehensive loss in the Consolidated Statements of Financial Condition and realized gains or losses reported in other, net in the Consolidated Statements of Operations. Trading investments and securities sold, not yet purchased include U.S. Treasuries and are carried at fair value, with realized and unrealized gains or losses included in other, net in the Consolidated Statements of Operations.

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

MARKETAXESS HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

Fair Value Financial Instruments

Fair value is defined as “the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.” A three-tiered hierarchy for determining fair value has been established that prioritizes inputs to valuation techniques used in fair value calculations. The three levels of inputs are defined as Level 1 (unadjusted quoted prices for identical assets or liabilities in active markets), Level 2 (inputs that are observable in the marketplace other than those inputs classified in Level 1) and Level 3 (inputs that are unobservable in the marketplace). The Company’s financial assets and liabilities measured at fair value on a recurring basis consist of its money market funds, trading securities, available-for-sale securities, foreign currency forward contracts and securities sold, not yet purchased. All other financial instruments are short-term in nature and the carrying amounts reported on the Consolidated Statements of Financial Condition approximate fair value.

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

The allowance for credit losses was $0.6 million as of each of June 30, 2024 and December 31, 2023. The provision for bad debts for each of the three and six months ended June 30, 2024 and 2023 was $0.1 million. Write-offs and other charges against the allowance for credit losses were immaterial for each of the three and six months ended June 30, 2024 and 2023.

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

Following its acquisition of Pragma LLC and Pragma Financial Systems LLC (collectively, “Pragma”) in the fourth quarter of 2023, the Company also earns other commissions on equities and foreign exchange products for algorithmic trading services. These fees incorporate variable transaction fees, which are calculated as a percentage of the notional dollar volume traded and are billed on a monthly basis.

The following table presents commission revenue by fee type:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(In thousands)
Commission revenue by fee type
Variable transaction fees
Disclosed trading	$86,778	$78,424	$181,556	$166,552
Open Trading – matched principal trading	42,439	41,606	90,619	95,842
U.S. government bonds - matched principal trading	4,147	3,227	7,859	8,091
Other	5,076	—	9,925	—
Total variable transaction fees	138,440	123,257	289,959	270,485
Distribution fees and unused minimum fees	33,239	35,329	66,593	70,092
Total commissions	$171,679	$158,586	$356,552	$340,577

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(In thousands)
Information services revenue by timing of recognition
Services transferred over time	$12,103	$11,487	$23,977	$22,146
Services transferred at a point in time	441	168	448	519
Total information services revenues	$12,544	$11,655	$24,425	$22,665

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(In thousands)
Post-trade services revenue by timing of recognition
Services transferred over time	$10,358	$9,397	$20,898	$19,352
Services transferred at a point in time	42	18	232	43
Total post-trade services revenues	$10,400	$9,415	$21,130	$19,395

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

The following table presents technology services revenue by timing of recognition:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(In thousands)
Technology services revenue by timing of recognition
Services transferred over time	$3,024	$190	$5,853	$378
Services transferred at a point in time	13	—	18	—
Total technology services revenues	$3,037	$190	$5,871	$378

MARKETAXESS HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

Contract liabilities consist of deferred revenues that the Company records when cash payments are received or due in advance of services to be performed. Deferred revenues are included in accounts payable, accrued expenses and other liabilities on the Consolidated Statements of Financial Condition. The revenue recognized from contract liabilities and the remaining balance is shown below:

	December 31, 2023	Payments received in advance of services to be performed	Revenue recognized for services performed during the period	Foreign Currency Translation	June 30, 2024
	(In thousands)
Information services	$3,049	$7,158	$(7,176)	$—	$3,031
Post-trade services	923	11,671	(10,871)	(6)	1,717
Technology services	567	4,101	(4,248)	—	420
Total deferred revenue	$4,539	$22,930	$(22,295)	$(6)	$5,168

The majority of the Company’s information services and post-trade services contracts are short-term in nature with durations of one year or less. For contracts with original durations extending beyond one year, the aggregate amount of the transaction price allocated to remaining performance obligations was $63.4 million as of June 30, 2024. The Company expects to recognize revenue associated with the remaining performance obligations over the next 52 months.

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

Recent Accounting Pronouncements

In December 2023, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The ASU requires disaggregated information about a reporting entity’s effective tax rate reconciliation and income taxes paid. The ASU is effective for the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025. The guidance may be applied on a prospective or retrospective basis and early adoption is permitted. Adoption of this ASU will result in additional disclosures, but will not have an impact on the Company’s consolidated statements of financial condition, operations and cash flows.

In November 2023, FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The ASU expands public entities’ segment disclosures by requiring disclosure of significant segment expenses that are regularly reviewed by the chief operating decision maker (“CODM”) and included within each reported measure of segment profit or loss, an amount and description of its composition for other segment items and interim disclosures of a reportable segment’s profit or loss and assets. The ASU also requires the disclosure of the title and position of the CODM and an explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing segment performance and deciding how to allocate resources. All disclosure requirements under ASU 2023-07 and existing segment disclosures in ASC 280, Segment Reporting are also required for public entities with a single reportable segment. The ASU is effective for the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024, and subsequent interim periods, with early adoption permitted. The ASU must be applied retrospectively to all periods presented in the financial statements. Adoption of this ASU will result in additional disclosures, but will not have an impact on the Company’s consolidated statements of financial condition, operations and cash flows.

MARKETAXESS HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

3. Regulatory Capital Requirements

Certain of the Company’s U.S. subsidiaries are registered as broker-dealers and therefore are subject to the applicable rules and regulations of the SEC and the Financial Industry Regulatory Authority (“FINRA”). These rules contain minimum net capital requirements, as defined in the applicable regulations. Certain of the Company’s foreign subsidiaries are regulated by the Financial Conduct Authority (“FCA”) in the United Kingdom (“U.K.”) or other foreign regulators and must maintain financial resources, as defined in the applicable regulations, in excess of the applicable financial resources requirement. As of June 30, 2024, each of the Company’s subsidiaries that are subject to these regulations had net capital or financial resources in excess of their minimum requirements. As of June 30, 2024, the Company’s subsidiaries maintained aggregate net capital and financial resources that were $565.6 million in excess of the required levels of $35.8 million.

One of the Company’s U.S. broker-dealer subsidiaries is required to segregate funds in a special reserve bank account for the benefit of customers pursuant to Rule 15c3-3 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). As of June 30, 2024, this U.S. broker-dealer subsidiary had a balance of $46.1 million in its special reserve bank account. This U.S. broker-dealer subsidiary also maintained net capital that was $318.9 million in excess of the required level of $4.4 million.

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

4. Fair Value Measurements

The following table summarizes the valuation of the Company’s assets and liabilities measured at fair value as categorized based on the hierarchy described in Note 2:

	Level 1	Level 2	Level 3	Total
	(In thousands)
As of June 30, 2024
Assets
Money market funds	$25,220	$—	$—	$25,220
Securities available-for-sale
Corporate debt	—	25,198	—	25,198
Trading securities
U.S. Treasuries	—	99,527	—	99,527
Mutual funds held in rabbi trust	—	11,183	—	11,183

Foreign currency forward position	—	500	—	500
Total assets	$25,220	$136,408	$—	$161,628

Liabilities
Securities sold, not yet purchased	—	9,167	—	9,167
Total liabilities	$—	$9,167	$—	$9,167

As of December 31, 2023
Assets
Money market funds	$18,634	$—	$—	$18,634
Securities available-for-sale
Corporate debt	—	24,694	—	24,694
Trading securities
U.S. Treasuries	—	99,682	—	99,682
Mutual funds held in rabbi trust	—	10,485	—	10,485
Foreign currency forward position	—	1,901	—	1,901
Total assets	$18,634	$136,762	$—	$155,396

MARKETAXESS HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

Money market funds are included in cash and cash equivalents on the Consolidated Statements of Financial Condition. Securities available-for-sale and trading securities are included in investments, at fair value on the Consolidated Statements of Financial Condition. Securities classified within Level 2 were valued using a market approach utilizing prices and other relevant information generated by market transactions involving comparable assets. The foreign currency forward contracts are included in either other assets or accounts payable, accrued expenses and other liabilities on the Consolidated Statements of Financial Condition, and are classified within Level 2 as the valuation inputs are based on quoted market prices. The mutual funds held in a rabbi trust represent investments associated with the Company’s deferred cash incentive plan. Securities sold, not yet purchased reflects a short U.S. Treasury inventory position held overnight in relation to the Company’s U.S. broker dealer subsidiary’s self-clearing operations.

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

	Carrying Value	Fair Value	Level 1	Level 2	Level 3	Total
	(In thousands)
As of June 30, 2024
Financial assets not measured at fair value:
Cash	$408,843	$408,843	$408,843	$—	$—	$408,843
Cash segregated under federal regulations	46,141	46,141	46,141	—	—	46,141
Accounts receivable, net of allowance	92,350	92,350	—	92,350	—	92,350
Receivables from broker-dealers, clearing organizations and customers	577,992	577,992	93,754	484,238	—	577,992
Total	$1,125,326	$1,125,326	$548,738	$576,588	$—	$1,125,326

Financial liabilities not measured at fair value:
Payables to broker-dealers, clearing organizations and customers	$392,846	$392,846	$—	$392,846	$—	$392,846

As of December 31, 2023
Financial assets not measured at fair value:
Cash	$432,646	$432,646	$432,646	$—	$—	$432,646
Cash segregated under federal regulations	45,122	45,122	45,122	—	—	45,122
Accounts receivable, net of allowance	89,839	89,839	—	89,839	—	89,839
Receivables from broker-dealers, clearing organizations and customers	687,936	687,936	115,151	572,785	—	687,936
Total	$1,255,543	$1,255,543	$592,919	$662,624	$—	$1,255,543

Financial liabilities not measured at fair value:
Payables to broker-dealers, clearing organizations and customers	$537,398	$537,398	$—	$537,398	$—	$537,398

During the three and six months ended June 30, 2024 and 2023, there were no transfers of securities between Level 1, Level 2 and Level 3.

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

	As of
	June 30, 2024	December 31, 2023
	(In thousands)
Notional value	$62,730	$61,858
Fair value of notional	63,230	63,759
Fair value of the asset	$500	$1,901

Realized and unrealized gains and losses on foreign currency forward contracts are included in other, net in the Consolidated Statements of Operations. The Company recorded a net realized loss of $0.7 million and a net realized gain of $1.6 million for the three months ended June 30, 2024 and 2023, respectively, and a net realized gain of $0.6 million and a net realized loss of $0.1 million for the six months ended June 30, 2024 and 2023, respectively. The Company recorded a net unrealized gain of $0.7 million and a net unrealized loss of $0.2 million for the three months ended June 30, 2024 and 2023, respectively, and a net unrealized loss of $1.4 million and net unrealized gain $2.3 million for the six months ended June 30, 2024 and 2023, respectively. The Company records collateral deposits with its counterparty bank in prepaid expenses and other assets on the Consolidated Statements of Financial Condition. As of June 30, 2024, the Company did not maintain a collateral deposit with its counterparty bank.

The following table summarizes the Company’s investments and securities positions:

	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
	(In thousands)
As of June 30, 2024
Securities available-for-sale
Corporate debt	$25,300	$19	$(121)	$25,198
Trading securities
U.S. Treasuries	99,877	—	(350)	99,527
Mutual funds held in rabbi trust	10,315	878	(10)	11,183
Total investments	$135,492	$897	$(481)	$135,908

Securities sold, not yet purchased
U.S. Treasuries	$9,211	$44	$—	$9,167

As of December 31, 2023
Securities available-for-sale
Corporate debt	$24,705	$55	$(66)	$24,694
Trading securities
U.S. Treasuries	99,236	446	—	99,682
Mutual funds held in rabbi trust	10,962	172	(649)	10,485
Total investments	$134,903	$673	$(715)	$134,861

Purchases of investments during the six months ended June 30, 2024 and 2023 were $7.9 million and $51.6 million, respectively. Proceeds from the sales and maturities of investments during the six months ended June 30, 2024 and 2023 were $7.5 million and $27.0 million, respectively.

MARKETAXESS HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

The following table summarizes the Company’s unrealized and realized gains and losses on investments:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(In thousands)
Unrealized gains/(losses)
Securities available-for-sale
Corporate debt	$(18)	$(168)	$(91)	$(223)
Trading securities
U.S. Treasuries	262	(766)	7	(346)
Mutual funds held in rabbi trust	671	520	1,345	1,105
Total investments	$915	$(414)	$1,261	$536

Liabilities:
Securities sold, not yet purchased	$44	$—	$44	$—

Realized gains/(losses)
Securities available-for-sale
Corporate debt	$—	$—	$2	$(17)
Trading securities
Mutual funds held in rabbi trust	(412)	(59)	(377)	(59)
Total investments	$(412)	$(59)	$(375)	$(76)

Unrealized gains and losses on securities available-for-sale are included in accumulated other comprehensive loss on the Consolidated Statements of Financial Condition. Realized gains and losses on securities available-for-sale and realized and unrealized gains and losses on trading securities are included in other, net on the Consolidated Statements of Operations.

The following table summarizes the fair value of the investments based upon the contractual maturities:

	Less than one year	Due in 1 - 5 years	Total
	(In thousands)
As of June 30, 2024
Securities available-for-sale
Corporate debt	$10,637	$14,561	$25,198
Trading securities
U.S. Treasuries	74,615	24,912	99,527
Mutual funds held in rabbi trust	11,183	—	11,183
Total	$96,435	$39,473	$135,908

As of December 31, 2023
Securities available-for-sale
Corporate debt	$10,727	$13,967	$24,694
Trading securities
U.S. Treasuries	49,756	49,926	99,682
Mutual funds held in rabbi trust	10,485	—	10,485
Total	$70,968	$63,893	$134,861

MARKETAXESS HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

The following table provides fair values and unrealized losses on the Company’s available-for-sale investments and the aging of securities’ continuous unrealized loss positions:

	Less than Twelve Months		Twelve Months or More		Total
	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses
	(In thousands)
As of June 30, 2024
Corporate debt	$8,645	$(41)	$11,635	$(79)	$20,280	$(121)

As of December 31, 2023
Corporate debt	$17,658	$(66)	$—	$—	$17,658	$(66)

During the three and six months ended June 30, 2024 and 2023, the Company did not recognize any credit losses on its available-for-sale securities. The unrealized losses on securities are due to changes in interest rates and market liquidity.

5. Receivables from and Payables to Broker-dealers, Clearing Organizations and Customers

Receivables from and payables to broker-dealers, clearing organizations and customers consisted of the following:

	As of
	June 30, 2024	December 31, 2023
Receivables from broker-dealers, clearing organizations and customers:	(In thousands)
Securities failed-to-deliver – broker-dealers and clearing organizations	$135,313	$282,125
Securities failed-to-deliver – customers	333,048	284,322
Cash deposits with clearing organizations and broker-dealers	93,754	115,151
Other	15,877	6,338
Total	$577,992	$687,936

Payables to broker-dealers, clearing organizations and customers:
Securities failed-to-receive – broker-dealers and clearing organizations	$226,163	$125,022
Securities failed-to-receive – customers	157,822	405,186
Other	8,861	7,190
Total	$392,846	$537,398

MARKETAXESS HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

6. Acquisitions and Equity Investments

Acquisition of Pragma

On October 2, 2023, the Company completed its acquisition (the “Pragma Acquisition”) of all of the outstanding ownership interests of Pragma LLC and Pragma Financial Systems LLC (collectively “Pragma”) pursuant to the terms and conditions of a Membership Interest Purchase Agreement entered into among the Company, Pragma Weeden Holdings LLC, Pragma Financial Systems LLC, Pragma LLC and, solely for certain limited purposes, David Mechner, Pragma’s chief executive officer, on August 5, 2023 (the “Purchase Agreement”). Following customary adjustments for cash, debt, transaction expenses and working capital, the aggregate purchase price for the Pragma Acquisition was $125.0 million, comprised of approximately $81.2 million in cash and 224,776 shares of common stock of the Company, valued at approximately $43.8 million as of the closing date of the Pragma Acquisition, as described below. A portion of the stock consideration, amounting to 8,603 shares of common stock, was placed in escrow for 12 months to secure the sellers’ indemnification obligations under the Purchase Agreement. In addition, pursuant to the Purchase Agreement and subject to certain exceptions, the sellers and their affiliates were prohibited from transferring any of the Company common stock received in the Pragma Acquisition for a period of six months following the October 2, 2023 closing date. The value ascribed to the shares by the Company was discounted from the market value on the date of closing to reflect the non-marketability of such shares during the restriction period.

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

The goodwill recognized in connection with the Pragma Acquisition is primarily attributable to the acquisition of an assembled workforce and expected future technology and synergies from the integration of the operations of Pragma into the Company’s operations. All of the goodwill recognized in connection with the Pragma Acquisition is expected to be deductible for income tax purposes.

Pro forma financial information and current period results for the Pragma Acquisition were not material to the Company’s consolidated financial statements and therefore have not been presented.

MARKETAXESS HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

RFQ Hub LLC Equity Investment

In May 2022, the Company invested $34.4 million to acquire a minority ownership stake in RFQ–hub Holdings LLC, an entity formed with a consortium of market participants to support the growth of RFQ-hub, a multi-asset request for quote platform. The Company possesses significant influence over RFQ–hub Holdings LLC and is accounting for its investment under the equity method of accounting. As of June 30, 2024, the Company’s investment is recorded at carrying value of $37.0 million within prepaid expenses and other assets on the Consolidated Statements of Financial Condition. The Company’s proportionate share of RFQ–hub Holdings LLC’s net earnings is recorded within equity in earnings of unconsolidated affiliate on the Consolidated Statements of Operations and was $0.4 million and $0.3 million for the three months ended June 30, 2024 and 2023, respectively, and $0.7 million and $0.5 million for the six months ended June 30, 2024 and 2023, respectively.

Under a services agreement, the Company charges its equity method investee for certain reimbursable support costs incurred by the Company, including personnel compensation, and certain operational overhead costs. The amounts billed for the three and six months ended June 30, 2024 were $0.5 million and $1.0 million, respectively, and are included within other, net on the Consolidated Statements of Operations. The receivable from the equity method investee was $1.0 million as of June 30, 2024 and is included within accounts receivable, net on the Consolidated Statements of Financial Condition.

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

7. Goodwill and Intangible Assets

Goodwill and intangible assets with indefinite lives were $236.7 million as of each of June 30, 2024 and December 31, 2023. Intangible assets that are subject to amortization, including the related accumulated amortization, are comprised of the following:

	June 30, 2024			December 31, 2023
	Cost	Accumulated amortization	Net carrying amount	Cost	Accumulated amortization	Net carrying amount
	(In thousands)

Customer relationships	$139,178	$(57,973)	$81,205	$140,348	$(50,987)	$89,361
Technology and other intangibles	41,130	(13,915)	27,215	41,130	(11,383)	29,747
Total	$180,308	$(71,888)	$108,420	$181,478	$(62,370)	$119,108

Amortization expense associated with identifiable intangible assets was $5.0 million and $4.5 million for the three months ended June 30, 2024 and 2023, respectively, and $10.0 million and $8.6 million for the six months ended June 30, 2024 and 2023. Annual estimated total amortization expense is $19.8 million, $16.9 million, $15.2 million, $13.8 million and $12.3 million for the years ended December 31, 2024 through 2028, respectively.

MARKETAXESS HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

8. Income Taxes

The Company's provision for income taxes includes U.S. federal, state and local, and foreign taxes. The Company’s effective tax rate was 24.8% and 24.2% for the three months ended June 30, 2024 and 2023, respectively, and 24.9% and 24.6% for the six months ended June 30, 2024 and 2023, respectively. The Company’s effective tax rate can vary from period to period depending on geographic mix of our earnings, changes in tax legislation and tax rates and the amount and timing of excess tax benefits related to share-based payments, among other factors.

The Company or one of its subsidiaries files U.S. federal, state and foreign income tax returns. The Company is currently under a New York State income tax examination for tax years 2015 through 2020 and a New York City income tax examination for the tax years 2016 through 2018. At this time, the Company cannot estimate when the examinations will conclude or the impact such examinations will have on the Company’s Consolidated Financial Statements, if any. Generally, other than the New York City and New York State audits, the Company is no longer subject to tax examinations by tax authorities for years prior to 2020.

9. Stock-Based Compensation Plans

Equity Incentive Plan

The Company maintains the MarketAxess Holdings Inc. 2020 Equity Incentive Plan (the “2020 Plan”), which provides for the grant of restricted stock, restricted stock units, performance shares, performance stock units (collectively, “full value awards”), stock options and other stock-based awards as incentives to encourage employees, consultants and non-employee directors to participate in the long-term success of the Company. As of June 30, 2024, there were 2,468,562 shares available for grant under the 2020 Plan.

Total stock-based compensation expense was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(In thousands)
Employees	$7,929	$6,647	$14,822	$13,747
Non-employee directors	399	243	804	631
Total stock-based compensation	$8,328	$6,890	$15,626	$14,378

The Company records stock-based compensation expense for employees in employee compensation and benefits and for non-employee directors in general and administrative expenses in the Consolidated Statements of Operations. Total stock-based compensation for employees includes $0.3 million and $0.2 million of capitalized software development costs for the three months ended June 30, 2024 and 2023, respectively, and $0.5 million and $0.4 million of capitalized software development costs for the six months ended June 30, 2024 and 2023, respectively.

During the six months ended June 30, 2024, the Company granted (i) 143,975 restricted stock units, (ii) 20,793 stock options and (iii) performance stock units with an expected pay-out at target of 32,608 shares of common stock. The fair values of the restricted stock units and performance stock units were based on a weighted-average fair value per unit at the grant date of $218.48 and $219.32, respectively. The weighted-average fair value for stock options of $77.16 per share was based on the Black-Scholes option pricing model.

As of June 30, 2024, the total unrecognized compensation cost related to all non-vested awards was $60.7 million. That cost is expected to be recognized over a weighted-average period of 2.2 years.

MARKETAXESS HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

Employee Stock Purchase Plan

The Company maintains the MarketAxess Holdings Inc. 2022 Employee Stock Purchase Plan (the “ESPP”), pursuant to which a total of 121,221 shares of the Company’s common stock is available for purchase by employees. The Company issued 3,756 shares of common stock on February 15, 2024 under the ESPP. As of June 30, 2024, there were 112,810 shares available for purchase under the ESPP.

10. Earnings Per Share

The following table sets forth basic and diluted weighted average shares outstanding used to compute earnings per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(In thousands, except per share amounts)
Basic weighted average shares outstanding	37,655	37,485	37,698	37,482
Dilutive effect of stock options and full value awards	34	103	42	135
Diluted weighted average shares outstanding	37,689	37,588	37,740	37,617

Basic earnings per share	$1.72	$1.60	$3.65	$3.56
Diluted earnings per share	1.72	1.59	3.64	3.55

Stock options and full value awards totaling 445,089 shares and 240,079 shares for the three months ended June 30, 2024 and 2023, respectively, and 508,117 shares and 209,614 shares for the six months ended June 30, 2024 and 2023, respectively, were excluded from the computation of diluted earnings per share because their effect would have been antidilutive. The computation of diluted shares can vary among periods due, in part, to the change in the average price of the Company’s common stock.

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

The 2021 Credit Agreement required that the Company satisfy certain covenants, including a requirement to not exceed a maximum consolidated total leverage ratio. The Company incurred $0.1 million of interest expense under the 2021 Credit Agreement for each of the three and six months ended June 30, 2023.

2023 Credit Agreement

On August 9, 2023, the Company replaced the 2021 Credit Agreement with a new three-year revolving credit facility (the “2023 Credit Agreement”) provided by a syndicate of lenders and JPMorgan Chase Bank, N.A., as administrative agent, which provides aggregate commitments totaling $750.0 million, including a revolving credit facility, a $5.0 million letter of credit sub-limit for standby letters of credit and a $380.0 million sub-limit for swingline loans. The 2023 Credit Agreement will mature on August 9, 2026, with the Company’s option to request up to two additional 364-day extensions at the discretion of each lender and subject to customary conditions. Subject to satisfaction of certain specified conditions, the Company is permitted to upsize the 2023 Credit Agreement by up to $375.0 million in total. As of June 30, 2024, the Company had $0.1 million in letters of credit outstanding and $749.9 million in available borrowing capacity under the 2023 Credit Agreement.

Borrowings under the 2023 Credit Agreement will bear interest at a rate per annum equal to the alternate base rate or the adjusted term Secured Overnight Financing Rate (“SOFR”) rate, plus an applicable margin that varies with the Company’s consolidated total leverage ratio. The 2023 Credit Agreement requires that the Company satisfy certain covenants, including a requirement not to exceed a maximum consolidated total leverage ratio. The Company incurred $0.2 million of interest expense under the 2023 Credit Agreement for each of the three and six months ended June 30, 2024.

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

The Company did not incur any interest expense on borrowings under such agreements during the three months ended June 30, 2024 and 2023, and the six months ended June 30, 2024. The Company incurred $0.1 million of interest expense during the six months ended June 30, 2023. As of June 30, 2024, the Company had no borrowings outstanding and up to $500.0 million in available uncommitted borrowing capacity under such agreements.

Short-term Financing

Under arrangements with their settlement banks, certain of the Company’s U.S. and U.K. operating subsidiaries may receive overnight financing in the form of bank overdrafts. The Company incurred interest expense on such overnight financing of $0.5 million and $0.1 million during the three months ended June 30, 2024 and 2023, respectively, and $0.8 million and $0.1 million during the six months ended June 30, 2024 and 2023, respectively. As of June 30, 2024, the Company had no overdrafts payable outstanding.

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

The following table presents the components of operating lease expense for the three and six months ended June 30, 2024 and 2023:

		Three Months Ended June 30,		Six Months Ended June 30,
Lease cost:	Classification	2024	2023	2024	2023
		(In thousands)
Operating lease cost - office space	Occupancy	$2,750	$2,882	$5,504	$5,993
Operating lease cost - equipment	Technology and communications	98	—	195	—
Variable lease costs	Occupancy	882	347	1,469	398
Total operating lease cost		$3,730	$3,229	$7,168	$6,391

Finance lease expense was $0.1 million for each of the three and six months ended June 30, 2024.

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

The weighted average remaining lease term and weighted average discount rate are as follows:

	As of
Lease Term and Discount Rate	June 30, 2024	December 31, 2023
Weighted average remaining lease term (in years) - operating leases	9.2	9.6
Weighted average discount rate - operating leases	6.0%	6.0%
Weighted average remaining lease term (in years) - finance leases	1.3	1.8
Weighted average discount rate - finance leases	7.2%	7.2%

The following table presents the maturity of lease liabilities as of June 30, 2024:

	Operating Leases	Finance Leases
	(In thousands)
Remainder of 2024	$6,548	$59
2025	12,351	88
2026	11,765	—
2027	9,010	—
2028	8,615	—
2029 and thereafter	51,306	—
Total lease payments	99,595	147
Less: imputed interest	23,514	7
Present value of lease liabilities	$76,081	$140

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

Other

The Company, through certain of its subsidiaries, executes securities transactions between its institutional investor and broker-dealer clients on a matched principal basis by serving as counterparty to both the buyer and the seller in trades. The Company’s operating subsidiaries settle such transactions pursuant to their self-clearing operations or through the use of third-party clearing brokers or settlement agents. Settlement typically occurs within one to two trading days after the trade date. Cash settlement of the transaction occurs upon receipt or delivery of the underlying instrument that was traded. Under both the self-clearing and the third-party clearing models, the Company may be exposed to credit risk in the event a counterparty does not fulfill its obligation to complete a transaction or if there is an error in executing a matched principal transaction. Pursuant to the terms of the securities clearing agreements, each third-party clearing broker has the right to charge the Company for any losses they suffer resulting from a counterparty’s failure on any of the Company’s trades. The Company did not record any liabilities or losses with regard to counterparty failures for the six months ended June 30, 2024 and 2023.

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

14. Share Repurchase Programs

In January 2022, the Board of Directors authorized a share repurchase program for up to $150.0 million that commenced in March 2022 (the “2022 Repurchase Program”). During the six months ended June 30, 2024, the Company repurchased 211,255 shares of common stock under the 2022 Repurchase Program at a cost of $43.6 million. In August 2024, the Board of Directors authorized a new share repurchase program for up to $200.0 million (the “2024 Repurchase Program and, together with the 2022 Repurchase Program, the “Repurchase Programs”), in addition to the $50.0 million currently remaining under the 2022 Repurchase Program. Shares repurchased under the Repurchase Programs will be held in treasury for future use.

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

MARKETAXESS HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

For the six months ended June 30, 2024 and 2023, the U.K. was the only individual foreign country in which the Company had a subsidiary that accounted for 10.0% or more of the total revenues or total long-lived assets. Revenues and long-lived assets are attributed to a geographic area based on the location of the particular subsidiary. Long-lived assets are defined as furniture, equipment, leasehold improvements and capitalized software. Revenues for the three and six months ended June 30, 2024 and 2023, and long-lived assets as of June 30, 2024 and December 31, 2023 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(In thousands)
Revenues
Americas	$156,538	$141,999	$323,371	$303,572
Europe	35,863	33,518	73,591	70,254
Asia	5,259	4,329	11,016	9,189
Total	$197,660	$179,846	$407,978	$383,015

	As of
	June 30, 2024	December 31, 2023
	(In thousands)
Long-lived assets, as defined
Americas	$93,870	$87,513
Europe	14,637	14,717
Asia	295	441
Total	$108,802	$102,671

16. Cash and Cash Equivalents and Restricted Cash

The following table provides a reconciliation of cash and cash equivalents together with restricted or segregated cash as reported within the Consolidated Statements of Financial Condition to the sum of the same such amounts shown in the Consolidated Statements of Cash Flows:

		As of
	Statement of Financial Condition Location	June 30, 2024	December 31, 2023
		(In thousands)
Cash and cash equivalents	Cash and cash equivalents	$434,063	$451,280
Cash segregated for regulatory purposes	Cash segregated under federal regulations	46,141	45,122
Cash deposits with clearing organizations and broker-dealers	Receivables from broker-dealers, clearing organizations and customers	93,754	115,151
Other cash deposits	Prepaid expenses and other assets	172	119
Total		$574,130	$611,672

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

In the second quarter of 2024, the new issue calendar continued to be strong across U.S. credit, but not as robust as in the first quarter of the year. U.S. high-grade and U.S. high-yield new issuance increased 8.9% and 43.9% to $344.3 billion and $77.9 billion, respectively. In addition, credit spread volatility remained low in the second quarter of 2024. A strong new issue calendar and low levels of credit spread volatility can contribute to a decrease in exchange-trade fund (“ETF”) market maker activity on our platforms, as the increased availability of new issues may lead to reduction in secondary market trading, especially in U.S. high-yield. A strong new issue calendar can also negatively impact our market share in the short-term, but is expected to positively impact secondary trading volumes over the long term. The decrease in U.S. high-yield activity during the quarter negatively impacted our total credit average variable fee per million.

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

We primarily compete on the basis of our client network, the liquidity provided by our dealer, and, to a lesser extent, institutional investor clients, the total transaction costs and fees associated with our services, the breadth of products, protocols and services offered, as well as the quality, reliability, security and ease of use of our platforms. We believe that our ability to grow volumes and revenues will largely depend on our performance with respect to these factors.

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

Regulatory Environment

Our business is subject to extensive regulations in the United States and internationally, which may expose us to significant regulatory risk and cause additional legal costs to ensure compliance. The existing legal framework that governs the financial markets is periodically reviewed and amended, resulting in the enactment and enforcement of new laws and regulations that apply to our business. In January 2022, the SEC proposed rules that will expand Regulation ATS and Regulation SCI to alternative trading systems (ATS) that trade government securities and amend the SEC rule regarding the definition of an “exchange” to include Communication Protocol Systems, such as our request-for-quote protocols. Based on these proposed rules, we expect that we will have to operate all of our trading protocols in compliance with Regulation ATS and we could become subject to Regulation SCI for certain parts of our business in the future. The SEC has also adopted final rule amendments that became effective in May 2024 and shortened the standard settlement cycle for most broker-dealer securities transactions from two business days after the trade date (T+2) to one business day after the trade date (T+1). The shortening of the settlement cycle has led to a reduction in the length of exposure to trading counterparties and lower margin requirements for our clearing operations. The SEC also recently adopted final rules regarding the central clearing of certain secondary market transactions involving U.S. Treasury securities, which will become effective for certain cash market transactions on December 31, 2025 and repurchase and reverse repurchase transactions on June 30, 2026. This central clearing mandate will impact certain of our participants who do not centrally clear such trades today, and some have expressed concerns about the potential impact of additional clearing costs. The impact of any of these reform efforts on us and our operations remains uncertain.

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

As the overall share of electronic trading grows in global credit products, we are experiencing continued demand for, and growth in, our automated and algorithmic trading solutions. We also support a large and growing base of dealer market making algorithms. In the second quarter of 2024, trading volumes in Auto-X, one of our automated trading protocols, rose to $88.3 billion, an increase of 20.9% from $73.1 billion in the second quarter of 2023. Trade count on Auto-X increased 37.3% to approximately 580,000 from approximately 423,000 in the second quarter of 2023. There were 248 active client firms using Auto-X in the second quarter of 2024, an increase of 69.9% from the prior year. In the second quarter of 2024, dealer algorithmic responses on our platforms increased 37.9% from the second quarter of 2023 to 10.2 million.

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

As further described under “— Critical Factors Affecting our Industry and our Company — Economic, Political and Market Factors,” “— Results of Operations — Three Months Ended June 30, 2024 Compared to Three Months Ended June 30, 2023” and “— Results of Operations — Six Months Ended June 30, 2024 Compared to Six Months Ended June 30, 2023,” our trading volumes increased and our average variable transaction fee per million decreased compared to the three and six months ended June 30, 2023.

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

Depreciation and Amortization. We depreciate our computer hardware and related software, office hardware and furniture and fixtures and amortize our capitalized software development costs on a straight-line basis over three to five years. We amortize leasehold improvements on a straight-line basis over the lesser of the life of the improvement or the remaining term of the lease. Intangible assets with definite lives, including purchased technologies, customer relationships and other intangible assets, are amortized over their estimated useful lives, which range from one to 15 years, using either a straight-line or accelerated amortization method based on the pattern of economic benefit that we expect to realize from such assets. Intangible assets are assessed for impairment when events or circumstances indicate a possible impairment.

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

Stock-based compensation

We maintain the 2020 Plan, which provides for the grant of full value awards, stock options and other stock-based awards to encourage employees, consultants and non-employee directors to participate in our long-term success. We make critical accounting estimates related to performance stock units granted under the 2020 Plan (the “PSUs”).

In 2022, 2023 and 2024, the PSUs were granted to the executive officers and certain senior managers. Each PSU is earned or forfeited based on our level of achievement of certain predetermined metrics, including pre-tax adjusted operating margin, U.S. credit market share and revenue growth excluding U.S. credit. The vested share pay-out ranges from zero to 200% of the PSU target. The number of PSUs that vest, if any, is determined by the level of achievement of the performance metrics during the three-year performance periods, as certified by the Compensation and Talent Committee following the conclusion of the performance period. In addition, participants must provide continued service through the vesting date, subject to death, disability and qualified retirement exceptions, as applicable. Compensation expense for the PSUs is measured using the fair value of our stock at the grant date and estimates of future performance and actual share payouts. Each period, we make estimates of the current expected share payouts and adjust the life-to-date compensation expense recognized since the grant date. As of June 30, 2024, a 10.0% change in the expected final share payouts would increase or decrease the life-to-date compensation expense by $1.5 million. The estimated final share payouts for the 2022 and 2023 awards as of June 30, 2024 decreased 20.7% compared to December 31, 2023.

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

Results of Operations

Three Months Ended June 30, 2024 Compared to Three Months Ended June 30, 2023

The following table summarizes our financial results for the three months ended June 30, 2024 and 2023:

	Three Months Ended June 30,
	2024	2023	$ Change	% Change
	($ in thousands, except per share amounts)
Revenues	$197,660	$179,846	$17,814	9.9%
Expenses	116,321	104,119	12,202	11.7
Operating income	81,339	75,727	5,612	7.4
Other income (expense)	4,998	3,223	1,775	55.1
Income before income taxes	86,337	78,950	7,387	9.4
Provision for income taxes	21,399	19,091	2,308	12.1
Net income	$64,938	$59,859	$5,079	8.5%

Net income per common share – Diluted	$1.72	$1.59	$0.13	8.2%

Changes in average foreign currency exchange rates compared to the U.S. dollar had the effect of increasing revenues and expenses by $0.3 million and $0.2 million, respectively, for the three months ended June 30, 2024 compared to the three months ended June 30, 2023.

Revenues

Our revenues for the three months ended June 30, 2024 and 2023, and the resulting dollar and percentage changes, were as follows:

	Three Months Ended June 30,
	2024		2023
	($ in thousands)
		% of Revenues		% of Revenues	$ Change	% Change
Commissions	$171,679	86.9%	$158,586	88.2%	$13,093	8.3%
Information services	12,544	6.3	11,655	6.5	889	7.6
Post-trade services	10,400	5.3	9,415	5.2	985	10.5
Technology services	3,037	1.5	190	0.1	2,847	NM
Total revenues	$197,660	100.0%	$179,846	100.0%	$17,814	9.9
NM - not meaningful

Total revenues for the three months ended June 30, 2024 include Pragma revenues of $7.9 million.

Commissions. Our commission revenues for the three months ended June 30, 2024 and 2023, and the resulting dollar and percentage changes, were as follows:

	Three Months Ended June 30,
	2024	2023	$ Change	% Change
	($ in thousands)
Variable transaction fees
Credit	$127,645	$118,710	$8,935	7.5%
Rates	5,719	4,547	1,172	25.8
Other	5,076	—	5,076	NM
Total variable transaction fees	138,440	123,257	15,183	12.3

Fixed distribution fees
Credit	33,177	35,268	(2,091)	(5.9)
Rates	62	61	1	1.6
Total fixed distribution fees	33,239	35,329	(2,090)	(5.9)
Total commissions	$171,679	$158,586	$13,093	8.3%
NM - not meaningful

Credit variable transaction fees increased $8.9 million driven by a 14.2% increase in total credit trading volume, partially offset by a 5.9% decrease in total credit average variable transaction fee per million. Open Trading credit volume totaled $247.4 billion during the three months ended June 30, 2024, an increase of 9.7%, and Open Trading credit variable transaction fees represented 30.2% and 33.4% of total variable transaction fees for the three months ended June 30, 2024 and 2023, respectively. Rates variable transaction fees increased $1.2 million driven principally by a 32.9% increase in trading volumes, partially offset by a 5.3% decrease in average variable transaction fee per million. Other variable transaction fees include equities and foreign exchange commissions earned by Pragma.

Credit fixed distribution fees decreased $2.0 million mainly due to the consolidation of two global dealers and migrations to variable fee plans, partially offset by the addition of new dealer fixed fee plans.

Our trading volumes for the three months ended June 30, 2024 and 2023 were as follows:

	Three Months Ended June 30,
	2024	2023	$ Change	% Change
	($ in millions)
Trading volume data
Credit
High-grade	$405,440	$353,239	$52,201	14.8%
High-yield	84,248	91,390	(7,142)	(7.8)
Emerging markets	210,205	168,257	41,948	24.9
Eurobonds	128,266	116,495	11,771	10.1
Other credit	33,376	24,729	8,647	35.0
Total credit	861,535	754,110	107,425	14.2

Rates
U.S. government bonds	1,236,917	940,127	296,790	31.6
Agency and other government bonds	48,506	26,721	21,785	81.5
Total rates	1,285,423	966,848	318,575	32.9

Total trading volume	$2,146,958	$1,720,958	$426,000	24.8%

Number of U.S. Trading Days	63	62
Number of U.K. Trading Days	61	60

For volume reporting purposes, transactions in foreign currencies are converted to U.S. dollars at average monthly rates.

The 14.8% increase in our U.S. high-grade volume was principally due to an increase in estimated market volumes, partially offset by a decrease in our estimated market share. Estimated U.S. high-grade market volume as reported by FINRA’s Trade Reporting and Compliance Engine (“TRACE”) increased by 27.0% to $2.2 trillion for the three months ended June 30, 2024 compared to the three months ended June 30, 2023. Our estimated market share of total U.S. high-grade corporate bond volume decreased to 18.7% for the three months ended June 30, 2024 from 20.7% for the three months ended June 30, 2023.

U.S. high-yield volume decreased by 7.8% mainly due to a decrease in our estimated market share. Emerging markets volumes increased by 24.9%, mainly due to an increase in local markets trading volumes. Eurobond volumes increased by 10.1%. Other credit volumes increased by 35.0% due to higher municipal bond volumes on higher estimated market share. Rates trading volume increased 32.9%, primarily due to higher estimated market volumes and an increase in our estimated market share.

Our average variable transaction fee per million for the three months ended June 30, 2024 and 2023 was as follows:

	Three Months Ended June 30,
	2024	2023	$ Change	% Change
Average variable transaction fee per million
Credit	$148.16	$157.42	$(9.26)	(5.9)%
Rates	4.45	4.70	(0.25)	(5.3)

Credit average variable transaction fee per million decreased by 5.9% to $148.16 per million for the three months ended June 30, 2024, mainly due to a decrease in the duration of U.S. high-grade bonds traded on our platforms and product mix-shift in other credit products.

Information Services. Information services revenue increased by $0.9 million for the three months ended June 30, 2024, mainly due to net new data contract revenue.

Post-Trade Services. Post-trade services revenue increased by $1.0 million for the three months ended June 30, 2024, principally due to price increases and net new contract revenue.

Technology Services. Technology services revenue increased by $2.8 million for the three months ended June 30, 2024 due to technology services revenue generated by Pragma.

Expenses

The following table summarizes our expenses for the three months ended June 30, 2024 and 2023:

	Three Months Ended June 30,
	2024	2023	$ Change	% Change
	($ in thousands)
Expenses
Employee compensation and benefits	$56,790	$48,383	$8,407	17.4%
Depreciation and amortization	18,356	17,005	1,351	7.9
Technology and communications	17,771	15,235	2,536	16.6
Professional and consulting fees	7,669	8,023	(354)	(4.4)
Occupancy	3,714	3,199	515	16.1
Marketing and advertising	3,010	3,308	(298)	(9.0)
Clearing costs	4,122	4,182	(60)	(1.4)
General and administrative	4,889	4,784	105	2.2
Total expenses	$116,321	$104,119	$12,202	11.7%

Total expenses for the three months ended June 30, 2024 include Pragma expenses of $7.8 million.

Employee compensation and benefits increased by $8.4 million, primarily due to an increase in salaries, taxes and benefits of $5.0 million on higher employee headcount, largely driven by the Pragma Acquisition, higher employee incentive compensation of $2.3 million and higher stock compensation expense of $1.2 million.

Depreciation and amortization increased by $1.4 million, primarily due to higher amortization of software development costs of $0.8 million and higher amortization of intangibles of $0.5 million.

Technology and communications expenses increased by $2.5 million, primarily due to higher software subscription costs of $0.8 million, higher connectivity costs of $0.7 million, higher production data costs of $0.3 million, higher market data costs of $0.2 million, higher data center hosting costs of $0.2 million and higher U.S. Treasury platform licensing fees of $0.2 million.

Professional and consulting fees decreased by $0.4 million, primarily due to lower IT consulting costs of $0.4 million, lower acquisition-related integration consulting fees of $0.4 million and lower recruiting fees of $0.3 million, offset by higher legal expenses of $0.6 million and higher audit and tax costs of $0.2 million.

Marketing expenses decreased by $0.3 million, primarily due to lower advertising and promotional costs.

Other Income (Expense)

Our other income (expense) for the three months ended June 30, 2024 and 2023, and the resulting dollar and percentage changes, were as follows:

	Three Months Ended June 30,
	2024	2023	$ Change	% Change
	($ in thousands)
Interest income	$6,401	$5,312	$1,089	20.5%
Interest expense	(621)	(53)	(568)	NM
Equity in earnings of unconsolidated affiliate	354	250	104	41.6
Other, net	(1,136)	(2,286)	1,150	(50.3)
Total other income (expense)	$4,998	$3,223	$1,775	55.1%
NM - not meaningful

Interest income increased by $1.1 million driven by higher interest rates.

Interest expense increased by $0.6 million primarily due to higher financing charges incurred under our short-term borrowings.

Other, net increased by $1.2 million primarily due to unrealized gains of $0.3 million on our U.S. Treasury investments in the current period compared to unrealized losses of $0.8 million in the prior period.

Provision for Income Taxes

The provision for income taxes and effective tax rate for the three months ended June 30, 2024 and 2023 were as follows:

	Three Months Ended June 30,
	2024	2023	$ Change	% Change
	($ in thousands)
Provision for income taxes	$21,399	$19,091	$2,308	12.1%

Effective tax rate	24.8%	24.2%

Our consolidated effective tax rate can vary from period to period depending on the geographic mix of our earnings, changes in tax legislation and tax rates and the amount and timing of excess tax benefits related to share-based payments, among other factors.

Six Months Ended June 30, 2024 Compared to Six Months Ended June 30, 2023

The following table summarizes our financial results for the six months ended June 30, 2024 and 2023:

	Six Months Ended June 30,
	2024	2023	$ Change	% Change
	($ in thousands, except per share amounts)
Revenues	$407,978	$383,015	$24,963	6.5%
Expenses	234,139	211,932	22,207	10.5
Operating income	173,839	171,083	2,756	1.6
Other income (expense)	9,215	6,062	3,153	52.0
Income before income taxes	183,054	177,145	5,909	3.3
Provision for income taxes	45,501	43,658	1,843	4.2
Net income	$137,553	$133,487	$4,066	3.0%

Net income per common share – Diluted	$3.64	$3.55	$0.09	2.5%

Changes in average foreign currency exchange rates compared to the U.S. dollar had the effect of increasing revenues and expenses by $1.2 million and $0.8 million, respectively, for the six months ended June 30, 2024 compared to the six months ended June 30, 2023.

Revenues

Our revenues for the six months ended June 30, 2024 and 2023, and the resulting dollar and percentage changes, were as follows:

	Six Months Ended June 30,
	2024		2023
	($ in thousands)
		% of Revenues		% of Revenues	$ Change	% Change
Commissions	$356,552	87.4%	$340,577	88.9%	$15,975	4.7%
Information services	24,425	6.0	22,665	5.9	1,760	7.8
Post-trade services	21,130	5.2	19,395	5.1	1,735	8.9
Technology services	5,871	1.4	378	0.1	5,493	NM
Total revenues	$407,978	100.0%	$383,015	100.0%	24,963	6.5%
NM - not meaningful

Total revenues for the six months ended June 30, 2024 include Pragma revenues of $15.5 million.

Commissions. Our commission revenues for the six months ended June 30, 2024 and 2023, and the resulting dollar and percentage changes, were as follows:

	Six Months Ended June 30,
	2024	2023	$ Change	% Change
	($ in thousands)
Variable transaction fees
Credit	$269,149	$259,680	$9,469	3.6%
Rates	10,885	10,805	80	0.7
Other	9,925	—	9,925	NM
Total variable transaction fees	289,959	270,485	19,474	7.2

Fixed distribution fees
Credit	66,465	69,952	(3,487)	(5.0)
Rates	128	140	(12)	(8.6)
Total fixed distribution fees	66,593	70,092	(3,499)	(5.0)
Total commissions	$356,552	$340,577	$15,975	4.7%
NM - not meaningful

Credit variable transaction fees increased $9.5 million driven by a 10.6% increase in trading volume, partially offset by a 6.3% decrease in average variable transaction fee per million. Open Trading credit volume totaled $516.8 billion during the six months ended June 30, 2024, an increase of 2.4%, and Open Trading credit variable transaction fees represented 30.9% and 35.1% of total variable transaction fees for the six months ended June 30, 2024 and 2023, respectively.

Credit fixed distribution fees decreased $3.5 million mainly due to the consolidation of two global dealers and migrations to variable fee plans, partially offset by the addition of new dealer fixed fee plans.

Our trading volumes for the six months ended June 30, 2024 and 2023 were as follows:

	Six Months Ended June 30,
	2024	2023	$ Change	% Change
	($ in millions)
Trading volume data
Credit
High-grade	$861,438	$745,954	$115,484	15.5%
High-yield	169,627	214,263	(44,636)	(20.8)
Emerging markets	431,632	360,098	71,534	19.9
Eurobonds	257,115	234,861	22,254	9.5
Other credit	59,705	53,412	6,293	11.8
Total credit	1,779,517	1,608,588	170,929	10.6

Rates
U.S. government bonds	2,282,713	2,431,419	(148,706)	(6.1)
Agency and other government bonds	80,132	53,782	26,350	49.0
Total rates	2,362,845	2,485,201	(122,356)	(4.9)

Total trading volume	$4,142,362	$4,093,789	$48,573	1.2%

Number of U.S. Trading Days	124	124
Number of U.K. Trading Days	124	124

For volume reporting purposes, transactions in foreign currencies are converted to U.S. dollars at average monthly rates.

The 15.5% increase in our U.S. high-grade volume was principally due to an increase in overall market volume, partially offset by a decrease in our estimated market share. Estimated U.S. high-grade market volume as reported by TRACE increased by 22.8% to $4.5 trillion for the six months ended June 30, 2024. Our estimated market share of total U.S. high-grade corporate bond volume decreased to 19.1% for the six months ended June 30, 2024 from 20.3% for the six months ended June 30, 2023.

U.S. high-yield volume decreased by 20.8%, mainly due to a decrease in our estimated market share. Emerging markets volumes increased by 19.9%, mainly due to an increase in local markets trading volumes. Eurobonds volume increased by 9.5%. Other credit volumes increased 11.8%, driven by higher municipal bonds volume on higher estimated market share. Rates trading volume decreased 4.9%, primarily due to a decrease in our estimated market share.

Our average variable transaction fee per million for the six months ended June 30, 2024 and 2023 was as follows:

	Six Months Ended June 30,
	2024	2023	$ Change	% Change
Average variable transaction fee per million
Credit	$151.25	$161.43	$(10.18)	(6.3)%
Rates	4.61	4.35	0.26	6.0

Credit average variable transaction fee per million decreased by 6.3% to $151.25 per million for the six months ended June 30, 2024, mainly due to a decrease in the duration of U.S. high-grade bonds traded on our platforms and product mix-shift in other credit products.

Information Services. Information services revenue increased by $1.8 million for the six months ended June 30, 2024, mainly due to net new data contract revenue of $1.5 million and the positive impact of foreign currency fluctuations of $0.3 million.

Post-Trade Services. Post-trade services revenue increased by $1.7 million for the six months ended June 30, 2024, principally due to price increases and net new contract revenue of $1.5 million and the positive impact of foreign currency fluctuations of $0.2 million.

Technology Services. Technology services revenue increased by $5.5 million for the six months ended June 30, 2024 due to technology services revenue generated by Pragma.

Expenses

The following table summarizes our expenses for the six months ended June 30, 2024 and 2023:

	Six Months Ended June 30,
	2024	2023	$ Change	% Change
	($ in thousands)
Expenses
Employee compensation and benefits	$118,054	$100,698	$17,356	17.2%
Depreciation and amortization	36,556	33,466	3,090	9.2
Technology and communications	34,822	30,234	4,588	15.2
Professional and consulting fees	14,064	15,150	(1,086)	(7.2)
Occupancy	7,139	6,810	329	4.8
Marketing and advertising	4,843	6,303	(1,460)	(23.2)
Clearing costs	9,033	8,727	306	3.5
General and administrative	9,628	10,544	(916)	(8.7)
Total expenses	$234,139	$211,932	22,207	10.5%

Total expenses for the six months ended June 30, 2024 include Pragma expenses of $15.6 million.

Employee compensation and benefits increased by $17.4 million, primarily due to an increase in salaries, taxes and benefits of $12.1 million on higher employee headcount, largely driven by the Pragma Acquisition, higher employee incentive compensation of $4.3 million and higher stock compensation expense of $0.9 million.

Depreciation and amortization increased by $3.1 million, primarily due to higher amortization of software development costs of $1.8 million and higher amortization of intangibles of $1.4 million.

Technology and communications expenses increased by $4.6 million, primarily due to higher software subscription costs of $1.4 million, higher connectivity costs of $1.4 million, higher market data costs of $0.5 million, higher production data costs of $0.3 million, higher data center hosting costs of $0.3 million, higher IT support costs of $0.3 million and higher U.S. treasury platform licensing fees of $0.2 million.

Professional and consulting fees decreased by $1.1 million, primarily due to lower IT consulting costs of $2.3 million, offset by higher audit and tax costs of $0.9 million and higher acquisition-related integration consulting fees of $0.2 million.

Marketing expenses decreased by $1.5 million, primarily due to lower advertising and promotional expenses of $2.0 million, offset by higher sales-related travel and entertainment costs of $0.5 million.

General and administrative expenses decreased by $0.9 million, primarily due to lower reserves related to a dispute with a vendor of $0.5 million and lower employee relocation expense of $0.2 million.

Other Income (Expense)

Our other income (expense) for the six months ended June 30, 2024 and 2023, and the resulting dollar and percentage changes, were as follows:

	Six Months Ended June 30,
	2024	2023	$ Change	% Change
	($ in thousands)
Interest income	$12,374	$9,561	$2,813	NM
Interest expense	(937)	(183)	(754)	412.0%
Equity in earnings of unconsolidated affiliate	724	454	270	59.5
Other, net	(2,946)	(3,770)	824	NM
Total other income (expense)	$9,215	$6,062	$3,153	52.0%
NM - not meaningful

Interest income increased by $2.8 million driven by higher interest rates.

Interest expense increased by $0.8 million due to higher financing charges incurred under our short-term borrowing arrangements.

Other, net increased by $0.8 million primarily driven by lower foreign currency transaction losses compared to the prior period.

Provision for Income Taxes

The provision for income taxes and effective tax rate for the six months ended June 30, 2024 and 2023 were as follows:

	Six Months Ended June 30,
	2024	2023	$ Change	% Change
	($ in thousands)
Provision for income taxes	$45,501	$43,658	$1,843	4.2%

Effective tax rate	24.9%	24.6%

Our consolidated effective tax rate can vary from period to period depending on the geographic mix of our earnings, changes in tax legislation and tax rates and the amount and timing of excess tax benefits related to share-based payments, among other factors.

Liquidity and Capital Resources

During the six months ended June 30, 2024, we have met our funding requirements through cash on hand, internally generated funds and short-term borrowings. Cash and cash equivalents and corporate bond and U.S. Treasury investments totaled $558.8 million as of June 30, 2024. Our investments generally consist of investment-grade corporate bonds and U.S. Treasury securities. We limit the amounts that can be invested in any single issuer and invest in short- to intermediate-term instruments whose fair values are less sensitive to interest rate changes.

In August 2023, we entered into the 2023 Credit Agreement, which provides aggregate commitments totaling $750.0 million, including a revolving credit facility, a $5.0 million letter of credit sub-limit for standby letters of credit and a $380.0 million sub-limit for swingline loans. The 2023 Credit Agreement will mature on August 9, 2026, with our option to request up to two additional 364-day extensions at the discretion of each lender and subject to customary conditions. As of June 30, 2024, we had $0.1 million in letters of credit outstanding and $749.9 million in available borrowing capacity under the 2023 Credit Agreement. Borrowings under the 2023 Credit Agreement will bear interest at a rate per annum equal to the alternate base rate or the adjusted term SOFR rate, plus an applicable margin that varies with our consolidated total leverage ratio. The 2023 Credit Agreement requires that we satisfy certain covenants, including a requirement to not exceed a maximum consolidated total leverage ratio. We were in compliance with all applicable covenants at June 30, 2024. See Note 11 to the Consolidated Financial Statements for a discussion of the 2023 Credit Agreement.

In connection with their self-clearing operations, certain of our operating subsidiaries maintain agreements with a settlement bank to allow the subsidiaries to borrow an aggregate of up to $500.0 million on an uncommitted basis, collateralized by eligible securities pledged by the subsidiaries to the settlement bank, subject to certain haircuts. Borrowings under these agreements will bear interest at a base rate per annum equal to the higher of the upper range of the Federal Funds Rate, 0.25% or one-month SOFR, plus 1.00%. As of June 30, 2024, the subsidiaries had no borrowings outstanding and up to $500.0 million in available uncommitted borrowing capacity under such agreements. See Note 11 to the Consolidated Financial Statements for a discussion of these agreements.

Under arrangements with their settlement banks, certain of our operating subsidiaries may receive overnight financing in the form of bank overdrafts. As of June 30, 2024, we had no overdrafts payable outstanding.

As a result of our self-clearing and settlement activities, we are required to finance certain transactions, maintain deposits with various clearing organizations and clearing broker-dealers and maintain a special reserve bank account for the benefit of customers pursuant to Rule 15c3-3 of the Exchange Act. As of June 30, 2024, the aggregate amount of the positions financed, cash deposits and customer reserve balances associated with our self-clearing and settlement activities was $223.0 million. These requirements can fluctuate based on trading activity, market volatility or other factors which may impact our liquidity or require us to use our capital resources.

Cash Flows for the Six Months Ended June 30, 2024 Compared to the Six Months Ended June 30, 2023

Our cash flows were as follows:

	Six Months Ended June 30,
	2024	2023	$ Change	% Change
	($ in thousands)
Net cash provided by operating activities	$113,900	$112,921	$979	0.9%
Net cash (used in) investing activities	(33,753)	(47,767)	14,014	(29.3)
Net cash (used in) financing activities	(114,015)	(87,670)	(26,345)	30.1
Effect of exchange rate changes on cash and cash equivalents	(3,674)	7,181	(10,855)	NM
Net decrease for the period	$(37,542)	$(15,335)	$(22,207)	144.8%
NM - not meaningful

The $1.0 million increase in net cash provided by operating activities was primarily due to higher net income of $4.1 million, higher depreciation and amortization of $3.1 million, lower accounts receivable of $10.2 million, lower prepaid expenses and other assets of $12.2 million and an increase in accrued compensation, income and other tax liabilities, and accounts payable, accrued expenses and other liabilities of $16.3 million, partially offset by higher net receivables from broker-dealers, clearing organizations and customers and securities sold, not yet purchased associated with our clearing activities of $45.3 million.

The $14.0 million decrease in net cash used in investing activities was primarily due to lower net purchases of available-for-sale investments of $24.4 million, offset by higher capital expenditures of $10.4 million.

The $26.3 million increase in net cash used in financing activities was principally due to higher repurchases of common stock of $43.6 million and higher cash dividends of $2.0 million, offset by lower withholding tax payments on full value awards vesting of $5.5 million, lower payments of contingent consideration of $12.5 million and higher exercises of stock options of $1.3 million.

The $10.9 million change in the effect of exchange rate changes on cash and cash equivalents was driven by changes in the cumulative translation adjustment.

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

Certain of our U.S. subsidiaries are registered as broker-dealers and therefore are subject to the applicable rules and regulations of the SEC and FINRA. These rules contain minimum net capital requirements, as defined in the applicable regulations. Certain of our foreign subsidiaries are regulated by the FCA in the U.K. or other foreign regulators and must maintain financial resources, as defined in the applicable regulations, in excess of the applicable financial resources requirement. As of June 30, 2024, each of our subsidiaries that are subject to these regulations had net capital or financial resources in excess of their minimum requirements. As of June 30, 2024, our subsidiaries maintained aggregate net capital and financial resources that were $565.6 million in excess of the required levels of $35.8 million.

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

We execute securities transactions between our institutional investor and broker-dealer clients on a matched principal basis by serving as counterparty to both the buyer and the seller in trades. Our operating subsidiaries settle such transactions using their self-clearing operations or through the use of third-party clearing brokers or settlement agents. Settlement typically occurs within one to two trading days after the trade date. Cash settlement of the transaction occurs upon receipt or delivery of the underlying instrument that was traded. Under both the self-clearing and the third-party clearing models, we may be exposed to credit risk in the event a counterparty does not fulfill its obligation to complete a transaction or if there is an error in executing a matched principal transaction. Pursuant to the terms of the securities clearing agreements, each third-party clearing broker has the right to charge us for any losses they suffer resulting from a counterparty’s failure on any of our trades. We did not record any liabilities or losses with regard to counterparty failures for the six months ended June 30, 2024 and 2023. Substantially all of our open securities failed-to-deliver and securities failed-to-receive transactions as of June 30, 2024 have subsequently settled at the contractual amounts.

In the normal course of business, we enter into contracts that contain a variety of representations, warranties and indemnification provisions. Our maximum exposure from any claims under these arrangements is unknown, as this would involve claims that have not yet occurred.

We have leases for corporate offices and equipment with initial lease terms ranging from one year to 15 years. We have total future contractual rent payments on these leases of $99.7 million, with $12.8 million due within the next 12 months and $86.9 million due beyond 12 months.

We enter into foreign currency forward contracts to economically hedge our exposure to variability in certain foreign currency transaction gains and losses. As of June 30, 2024, the notional value of our foreign currency forward contract outstanding was $62.7 million and the fair value of the asset was $0.5 million.

In January 2022, our Board of Directors authorized the 2022 Repurchase Program for up to $150.0 million. As of June 30, 2024, we had $56.4 million of remaining capacity under the 2022 Repurchase Program. In August 2024, the Board of Directors authorized the 2024 Repurchase Program for up to $200.0 million, in addition to the $50.0 million remaining under the 2022 Repurchase Program. Shares repurchased under the Repurchase Programs will be held in treasury for future use.

In July 2024, our Board of Directors approved a quarterly cash dividend of $0.74 per share payable on September 4, 2024 to stockholders of record as of the close of business on August 21, 2024. Any future declaration and payment of dividends will be at the sole discretion of our Board of Directors.

On April 19, 2024, we entered into an agreement to acquire an additional 49.0% interest in RFQ–hub Holdings LLC for approximately $37.9 million of cash consideration. The acquisition is subject to various closing conditions, including the receipt of certain regulatory approvals. The acquisition is expected to close during the second half of 2024. Upon the closing of the acquisition, we will hold a 92.0% controlling stake in RFQ-hub Holdings LLC.

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

The table set forth below presents a reconciliation of our net income to EBITDA and net income margin to EBITDA margin, as defined above, for the three and six months ended June 30, 2024 and 2023:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	($ in thousands)
Net income	$64,938	$59,859	$137,553	$133,487
Interest income	(6,401)	(5,312)	(12,374)	(9,561)
Interest expense	621	53	937	183
Provision for income taxes	21,399	19,091	45,501	43,658
Depreciation and amortization	18,356	17,005	36,556	33,466
EBITDA	$98,913	$90,696	$208,173	$201,233

Net income margin	32.9%	33.3%	33.7%	34.9%
Interest income	(3.2)	(3.0)	(3.0)	(2.5)
Interest expense	0.3	—	0.2	—
Provision for income taxes	10.7	10.6	11.1	11.4
Depreciation and amortization	9.3	9.5	9.0	8.7
EBITDA margin	50.0%	50.4%	51.0%	52.5%

The table set forth below presents a reconciliation of our net cash provided by operating activities to free cash flow, as defined above, for the three and six months ended June 30, 2024 and 2023:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	($ in thousands)
Net cash provided by operating activities	$118,849	$105,394	$113,900	$112,921
Exclude: Net change in trading investments	100	(890)	(155)	(471)
Exclude: Net change in fail-to-deliver/receive from broker-dealers, clearing organizations and customers	(3,151)	(46,010)	48,137	757
Less: Purchases of furniture, equipment and leasehold improvements	(7,695)	(1,055)	(8,892)	(1,272)
Less: Capitalization of software development costs	(10,496)	(11,025)	(24,459)	(21,715)
Free Cash Flow	$97,607	$46,414	$128,531	$90,220

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

As of June 30, 2024, we had $99.5 million of investments in U.S. Treasuries that were classified as trading securities and $25.2 million of investments in corporate bonds that were classified as available-for-sale. Adverse movements, such as a decrease in the value of these securities or a downturn or disruption in the markets for these securities, could result in a substantial loss. A 10.0% decrease in the market value of our U.S Treasuries or available-for-sale investments would result in losses of approximately $10.0 million and $2.5 million, respectively. In addition, principal gains and losses resulting from these securities could on occasion have a disproportionate effect, positive or negative, on our financial condition and results of operations for any particular reporting period.

Interest Rate Risk

Interest rate risk represents our exposure to interest rate changes with respect to our cash and cash equivalents, restricted cash and cash deposits. As of June 30, 2024, our cash and cash equivalents, restricted cash and cash deposits amounted to $574.1 million. A hypothetical 100 basis point change in interest rates would increase or decrease our annual interest income by approximately $5.7 million, assuming no change in the amount or composition of our cash and cash equivalents, restricted cash and cash deposits.

As of June 30, 2024, a hypothetical 100 basis point increase or decrease in interest rates would decrease or increase the fair value of the available-for-sale investment portfolio by approximately $0.3 million, assuming no change in the amount or composition of the investments. The hypothetical unrealized gain (loss) of $0.3 million would be recognized in accumulated other comprehensive loss on the Consolidated Statements of Financial Condition.

A similar hypothetical 100 basis point increase or decrease in interest rates would decrease or increase the fair value of the trading securities portfolio by approximately $0.6 million. The hypothetical unrealized gain (loss) of $0.6 million would be recognized in other, net in the Consolidated Statements of Operations.

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

During the twelve months ended June 30, 2024, approximately 15.9% of our revenues and 24.7% of our expenses were denominated in currencies other than the U.S. dollar, most notably the British Pound Sterling. Based on actual results over the past year, a hypothetical 10.0% increase or decrease in the U.S. dollar against all other currencies would have increased or decreased revenue by approximately $12.4 million and operating expenses by approximately $11.4 million.

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

Derivative Risk

Our limited derivative risk stems from our activities in the foreign currency forward contract market. We use this market to economically hedge our foreign exchange gains and losses on the Consolidated Statements of Operations that arise from our U.S. dollar versus British Pound Sterling exposure from the activities of our U.K. subsidiaries. As of June 30, 2024, the notional amount of our foreign currency forward contract was $62.7 million. We do not hold derivative instruments for purposes other than economically hedging foreign currency risk.

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures. Our management, including the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of our “disclosure controls and procedures,” as that term is defined in Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Exchange Act, as of June 30, 2024. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the disclosure controls and procedures are effective to ensure that information required to be disclosed by MarketAxess in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and to ensure that information is accumulated and communicated to our management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

(b) Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2024 identified in connection with the evaluation thereof by our management, including the Chief Executive Officer and the Chief Financial Officer, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

During the quarter ended June 30, 2024, we repurchased the following shares of common stock:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
				(In thousands)
April 1, 2024 - April 30, 2024	37,223	$212.35	36,279	$82,172
May 1, 2024 - May 31, 2024	41,927	207.48	41,927	73,473
June 1, 2024 - June 30, 2024	86,205	197.83	86,205	56,419
Total	165,355	$203.55	164,411

During the three months ended June 30, 2024, we repurchased 165,355 shares of common stock. The repurchases included 164,411 shares repurchased in connection with our share repurchase program and 944 shares surrendered by employees to satisfy the withholding tax obligations upon the vesting of full value awards and upon the exercise of stock options.

In January 2022, our Board of Directors authorized the 2022 Repurchase Program for up to $150.0 million. As of June 30, 2024, we had $56.4 million of remaining capacity under the 2022 Repurchase Program. In August 2024, the Board of Directors authorized the 2024 Repurchase Program for up to $200.0 million, in addition to the $50.0 million remaining under the 2022 Repurchase Program. Shares repurchased under the Repurchase Programs will be held in treasury for future use.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

(c) Trading Plans

In the second quarter of 2024, no director or officer (as defined in Exchange Act Rule 16a-1(f)) of the Company adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement for the purchase or sale of securities of the Company, within the meaning of Item 408 of Regulation S-K.

Item 6. Exhibits

Exhibit Index:

Number	Description

3.1

Certificate of Amendment to the Amended and Restated Certificate of Incorporation of MarketAxess Holdings Inc. (incorporated by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K dated June 5, 2024).

3.2	Amended and Restated Bylaws of MarketAxess Holdings Inc. (incorporated by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K dated July 17, 2024).
10.1

Letter Agreement dated as of May 27, 2024, by and between Ilene Fiszel Bieler and MarketAxess Holdings Inc. (incorporated by reference to Exhibit 10.1 to the registrant’s Amended Current Report in Form 8-K/A dated February 21, 2024 and filed on May 30, 2024).#

31.1*	Certification by Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification by Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
104	The cover page from the Company’s Quarterly report on Form 10-Q for the quarter ended June 30, 2024 has been formatted in Inline XBRL and is included in Exhibits 101.

*	Filed herewith.
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

MARKETAXESS HOLDINGS INC.

Date: August 6, 2024	By:	/s/ CHRISTOPHER R. CONCANNON
Christopher R. Concannon
Chief Executive Officer
(principal executive officer)

Date: August 6, 2024	By:	/s/ ILENE FISZEL BIELER
Ilene Fiszel Bieler
Chief Financial Officer
(principal financial officer)