Form 10-Q
period 2024-09-30
MARKETAXESS HOLDINGS INC
filed 2024-11-06
CIK 1278021

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

or

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

As of November 4, 2024, the number of shares of the Registrant’s voting common stock outstanding was 37,704,364.

2

MARKETAXESS HOLDINGS INC.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2024

PART I — Financial Information

Item 1. Financial Statements

MARKETAXESS HOLDINGS INC.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Unaudited)

	As of
	September 30, 2024	December 31, 2023
	(In thousands, except share and per share amounts)
ASSETS
Cash and cash equivalents	$446,347	$451,280
Cash segregated under federal regulations	46,657	45,122
Investments, at fair value	167,213	134,861
Accounts receivable, net of allowance of $710 and $577 as of September 30, 2024 and December 31, 2023, respectively	102,760	89,839
Receivables from broker-dealers, clearing organizations and customers	474,989	687,936
Goodwill	236,706	236,706
Intangible assets, net of accumulated amortization	104,331	119,108
Furniture, equipment, leasehold improvements and capitalized software, net of accumulated depreciation and amortization	109,482	102,671
Operating lease right-of-use assets	59,998	63,045
Prepaid expenses and other assets	84,566	84,499
Total assets	$1,833,049	$2,015,067

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Accrued employee compensation	52,816	60,124
Payables to broker-dealers, clearing organizations and customers	283,314	537,398
Income and other tax liabilities	2,151	7,892
Accounts payable, accrued expenses and other liabilities	33,437	37,013
Operating lease liabilities	75,077	79,677
Total liabilities	$446,795	$722,104

Commitments and Contingencies (Note 13)

Stockholders' equity
Preferred stock, $0.001 par value, 4,855,000 shares authorized, no shares issued and outstanding as of September 30, 2024 and December 31, 2023, respectively	—	—
Series A Preferred Stock, $0.001 par value, 110,000 shares authorized, no shares issued and outstanding as of September 30, 2024 and December 31, 2023, respectively	—	—
Common stock voting, $0.003 par value, 110,000,000 shares authorized, 41,034,858 shares and 40,940,769 shares issued and 37,724,684 shares and 37,899,688 shares outstanding as of September 30, 2024 and December 31, 2023, respectively	123	123
Common stock non-voting, $0.003 par value, 10,000,000 shares authorized, no shares issued and outstanding as of September 30, 2024 and December 31, 2023, respectively	—	—
Additional paid-in capital	344,138	333,292
Treasury stock – Common stock voting, at cost, 3,310,174 shares and 3,041,081 shares as of September 30, 2024 and December 31, 2023, respectively	(316,524)	(260,298)
Retained earnings	1,368,661	1,244,216
Accumulated other comprehensive loss	(10,144)	(24,370)
Total stockholders' equity	1,386,254	1,292,963
Total liabilities and stockholders' equity	$1,833,049	$2,015,067

The accompanying notes are an integral part of these consolidated financial statements.

MARKETAXESS HOLDINGS INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(In thousands, except per share amounts)
Revenues
Commissions	$180,392	$150,496	$536,944	$491,073
Information services	12,960	11,801	37,385	34,466
Post-trade services	10,382	9,833	31,512	29,228
Technology services	2,981	154	8,852	532
Total revenues	206,715	172,284	614,693	555,299

Expenses
Employee compensation and benefits	58,431	48,872	176,485	149,570
Depreciation and amortization	18,728	17,561	55,284	51,027
Technology and communications	18,553	15,339	53,375	45,573
Professional and consulting fees	6,989	9,181	21,053	24,331
Occupancy	3,835	3,503	10,974	10,313
Marketing and advertising	2,898	2,100	7,741	8,403
Clearing costs	4,387	3,665	13,420	12,392
General and administrative	5,839	5,154	15,467	15,698
Total expenses	119,660	105,375	353,799	317,307
Operating income	87,055	66,909	260,894	237,992
Other income (expense)
Interest income	6,953	6,590	19,327	16,151
Interest expense	(346)	(164)	(1,283)	(347)
Equity in earnings of unconsolidated affiliate	340	125	1,064	579
Other, net	(1,105)	(1,717)	(4,051)	(5,487)
Total other income (expense)	5,842	4,834	15,057	10,896
Income before income taxes	92,897	71,743	275,951	248,888
Provision for income taxes	21,408	16,802	66,909	60,460
Net income	$71,489	$54,941	$209,042	$188,428

Net income per common share
Basic	$1.90	$1.47	$5.55	$5.03
Diluted	$1.90	$1.46	$5.55	$5.01

Cash dividends declared per common share	$0.74	$0.72	$2.22	$2.16

Weighted average shares outstanding
Basic	37,527	37,491	37,641	37,485
Diluted	37,608	37,574	37,696	37,603

The accompanying notes are an integral part of these consolidated financial statements.

MARKETAXESS HOLDINGS INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(In thousands)
Net income	$71,489	$54,941	$209,042	$188,428
Cumulative translation adjustment	18,740	(9,687)	13,936	274
Net unrealized gain (loss) on securities available-for- sale, net of tax of $20, $5, $57, and $61, respectively	343	(18)	290	(185)
Comprehensive income	$90,572	$45,236	$223,268	$188,517

The accompanying notes are an integral part of these consolidated financial statements.

MARKETAXESS HOLDINGS INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

	Common Stock Voting	Additional Paid-In Capital	Treasury Stock - Common Stock Voting	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
	(In thousands, except per share amounts)
Balance at January 1, 2024	$123	$333,292	$(260,298)	$1,244,216	$(24,370)	$1,292,963
Net income	—	—	—	72,615	—	72,615
Cumulative translation adjustment	—	—	—	—	(4,241)	(4,241)
Unrealized net gain (loss) on securities available-for-sale, net of tax	—	—	—	—	(40)	(40)
Stock-based compensation	—	7,298	—	—	—	7,298
Exercise of stock options	—	1,977	—	—	—	1,977
Withholding tax payments on full value awards vesting and stock option exercises	—	(14,893)	—	—	—	(14,893)
Reissuance of treasury stock	—	(155)	1,440	(581)	—	704
Repurchases of common stock	—	—	(10,147)	—	—	(10,147)
Cash dividend on common stock ($0.74 per share)	—	—	—	(28,003)	—	(28,003)
Balance at March 31, 2024	123	327,519	(269,005)	1,288,247	(28,651)	1,318,233
Net income	—	—	—	64,938	—	64,938
Cumulative translation adjustment	—	—	—	—	(563)	(563)
Unrealized net gain (loss) on securities available-for-sale, net of tax	—	—	—	—	(13)	(13)
Stock-based compensation	—	8,328	—	—	—	8,328
Withholding tax payments on full value awards vesting and stock option exercises	—	(206)	—	—	—	(206)
Repurchases of common stock	—	—	(33,450)	—	—	(33,450)
Cash dividend on common stock ($0.74 per share)	—	—	—	(28,046)	—	(28,046)
Balance at June 30, 2024	123	335,641	(302,455)	1,325,139	(29,227)	1,329,221
Net income	—	—	—	71,489	—	71,489
Cumulative translation adjustment	—	—	—	—	18,740	18,740
Unrealized net gain (loss) on securities available-for-sale, net of tax	—	—	—	—	343	343
Stock-based compensation	—	8,294	—	—	—	8,294
Exercise of stock options	—	444	—	—	—	444
Withholding tax payments on full value awards vesting and stock option exercises	—	(164)	—	—	—	(164)
Reissuance of treasury stock	—	(77)	963	—	—	886
Repurchases of common stock	—	—	(15,032)	—	—	(15,032)
Cash dividend on common stock ($0.74 per share)	—	—	—	(27,967)	—	(27,967)
Balance at September 30, 2024	$123	$344,138	$(316,524)	$1,368,661	$(10,144)	$1,386,254

The accompanying notes are an integral part of these consolidated financial statements.

MARKETAXESS HOLDINGS INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (CONTINUED)

(Unaudited)

	Common Stock Voting	Additional Paid-In Capital	Treasury Stock - Common Stock Voting	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
	(In thousands, except per share amounts)
Balance at January 1, 2023	$123	$345,468	$(328,326)	$1,101,525	$(37,697)	$1,081,093
Net income	—	—	—	73,628	—	73,628
Cumulative translation adjustment	—	—	—	—	5,755	5,755
Unrealized net gain (loss) on securities available-for-sale, net of tax	—	—	—	—	(41)	(41)
Stock-based compensation	—	7,488	—	—	—	7,488
Reissuance of treasury stock	—	(57)	511	—	—	454
Exercise of stock options	—	707	—	—	—	707
Withholding tax payments on full value awards vesting and stock option exercises	—	(20,492)	—	—	—	(20,492)
Cash dividend on common stock ($0.72 per share)	—	—	—	(27,060)	—	(27,060)
Balance at March 31, 2023	123	333,114	(327,815)	1,148,093	(31,983)	1,121,532
Net income	—	—	—	59,859	—	59,859
Cumulative translation adjustment	—	—	—	—	4,206	4,206
Unrealized net gain (loss) on securities available-for-sale, net of tax	—	—	—	—	(126)	(126)
Stock-based compensation	—	6,890	—	—	—	6,890
Exercise of stock options	—	18	—	—	—	18
Withholding tax payments on full value awards vesting and stock option exercises	—	(155)	—	—	—	(155)
Cash dividend on common stock ($0.72 per share)	—	—	—	(27,132)	—	(27,132)
Balance at June 30, 2023	123	339,867	(327,815)	1,180,820	(27,903)	1,165,092
Net income	—	—	—	54,941	—	54,941
Cumulative translation adjustment	—	—	—	—	(9,687)	(9,687)
Unrealized net gain (loss) on securities available-for-sale, net of tax	—	—	—	—	(18)	(18)
Stock-based compensation	—	7,481	—	—	—	7,481
Withholding tax payments on full value awards vesting and stock option exercises	—	(216)	—	—	—	(216)
Reissuance of treasury stock	—	(185)	724	—	—	539
Cash dividend on common stock ($0.72 per share)	—	—	—	(27,154)	—	(27,154)
Balance at September 30, 2023	$123	$346,947	$(327,091)	$1,208,607	$(37,608)	$1,190,978

The accompanying notes are an integral part of these consolidated financial statements.

MARKETAXESS HOLDINGS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2024	2023
	(In thousands)
Cash flows from operating activities
Net income	$209,042	$188,428
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	55,284	51,027
Amortization of operating lease right-of-use assets	5,025	4,207
Stock-based compensation expense	23,065	21,859
Deferred taxes	(1,823)	(5,502)
Foreign currency transaction losses	5,795	1,587
Other	(2,839)	847
Changes in operating assets and liabilities:
(Increase) in accounts receivable	(11,677)	(11,650)
Decrease/(increase) in receivables from broker-dealers, clearing organizations and customers	208,520	(46,146)
Decrease/(increase) in prepaid expenses and other assets	3,203	(18,240)
(Increase) in trading investments	(629)	(24,300)
(Increase) in mutual funds held in rabbi trust	(583)	(206)
(Decrease) in accrued employee compensation	(7,795)	(12,406)
(Decrease)/increase in payables to broker-dealers, clearing organizations and customers	(261,718)	58,710
(Decrease) in income and other tax liabilities	(5,150)	(3,921)
(Decrease) in accounts payable, accrued expenses and other liabilities	(2,085)	(7,491)
(Decrease) in operating lease liabilities	(6,646)	(4,721)
Net cash provided by operating activities	208,989	192,082
Cash flows from investing activities
Available-for-sale investments
Proceeds from maturities and sales	8,995	3,311
Purchases	(38,746)	(27,871)
Purchases of furniture, equipment and leasehold improvements	(9,727)	(7,255)
Capitalization of software development costs	(35,790)	(31,802)
Net cash (used in) investing activities	(75,268)	(63,617)
Cash flows from financing activities
Cash dividends on common stock	(84,999)	(82,139)
Exercise of stock options	2,421	725
Withholding tax payments on full value awards vesting and stock option exercises	(15,263)	(20,863)
Repurchases of common stock	(58,629)	—
Payment of contingent consideration	—	(12,500)
Proceeds from short-term borrowings	344,925	53,995
Repayments of short-term borrowings	(344,925)	(50,000)
Net cash (used in) financing activities	(156,470)	(110,782)
Effect of exchange rate changes on cash and cash equivalents	11,082	(1,451)
Cash and cash equivalents including restricted cash
Net increase for the period	(11,667)	16,232
Beginning of period	611,672	572,664
End of period	$600,005	$588,896

Supplemental cash flow information
Cash paid for income taxes	$76,044	$83,142
Cash paid for interest	1,399	396
Non-cash investing and financing activity
Operating lease right-of-use assets obtained in exchange for operating lease liabilities	1,647	1,178
Furniture, equipment, software and leasehold improvement additions included in accounts payable	646	—
Stock-based and accrued incentive compensation relating to capitalized software development costs	3,885	—
Exercise of stock options - cashless	1,735	—

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

The allowance for credit losses was $0.7 million and $0.6 million as of September 30, 2024 and December 31, 2023, respectively. The provision for bad debts was $0.2 million for each of the three months ended September 30, 2024 and 2023, and $0.2 million and $0.3 million for the nine months ended September 30, 2024 and 2023, respectively. Write-offs and other charges against the allowance for credit losses were immaterial for each of the three and nine months ended September 30, 2024 and 2023.

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

MARKETAXESS HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

The following table presents commission revenue by fee type:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(In thousands)
Commission revenue by fee type
Variable transaction fees
Disclosed trading	$91,273	$73,763	$272,828	$240,315
Open Trading – matched principal trading	45,137	36,682	135,756	132,524
U.S. government bonds - matched principal trading	5,525	3,829	13,384	11,920
Other	4,802	—	14,728	—
Total variable transaction fees	146,737	114,274	436,696	384,759
Distribution fees and unused minimum fees	33,655	36,222	100,248	106,314
Total commissions	$180,392	$150,496	$536,944	$491,073

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(In thousands)
Information services revenue by timing of recognition
Services transferred over time	$12,787	$11,341	$36,764	$33,487
Services transferred at a point in time	173	460	621	979
Total information services revenues	$12,960	$11,801	$37,385	$34,466

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(In thousands)
Post-trade services revenue by timing of recognition
Services transferred over time	$10,333	$9,774	$31,231	$29,126
Services transferred at a point in time	49	59	281	102
Total post-trade services revenues	$10,382	$9,833	$31,512	$29,228

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

MARKETAXESS HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

The following table presents technology services revenue by timing of recognition:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(In thousands)
Technology services revenue by timing of recognition
Services transferred over time	$2,972	$154	$8,826	$532
Services transferred at a point in time	9	—	26	—
Total technology services revenues	$2,981	$154	$8,852	$532

Contract liabilities consist of deferred revenues that the Company records when cash payments are received or due in advance of services to be performed. Deferred revenues are included in accounts payable, accrued expenses and other liabilities on the Consolidated Statements of Financial Condition. The revenue recognized from contract liabilities and the remaining balance is shown below:

	December 31, 2023	Payments received in advance of services to be performed	Revenue recognized for services performed during the period	Foreign Currency Translation	September 30, 2024
	(In thousands)
Information services	$3,049	$10,900	$(10,843)	$—	$3,106
Post-trade services	923	18,131	(17,516)	48	1,586
Technology services	567	6,185	(6,332)	—	420
Total deferred revenue	$4,539	$35,216	$(34,691)	$48	$5,112

The majority of the Company’s information services and post-trade services contracts are short-term in nature with durations of one year or less. For contracts with original durations extending beyond one year, the aggregate amount of the transaction price allocated to remaining performance obligations was $54.6 million as of September 30, 2024. The Company expects to recognize revenue associated with the remaining performance obligations over the next 49 months.

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

MARKETAXESS HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

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

MARKETAXESS HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

3. Regulatory Capital Requirements

Certain of the Company’s U.S. subsidiaries are registered as broker-dealers and therefore are subject to the applicable rules and regulations of the SEC and the Financial Industry Regulatory Authority (“FINRA”). These rules contain minimum net capital requirements, as defined in the applicable regulations. Certain of the Company’s foreign subsidiaries are regulated by the Financial Conduct Authority (“FCA”) in the United Kingdom (“U.K.”) or other foreign regulators and must maintain financial resources, as defined in the applicable regulations, in excess of the applicable financial resources requirement. As of September 30, 2024, each of the Company’s subsidiaries that are subject to these regulations had net capital or financial resources in excess of their minimum requirements. As of September 30, 2024, the Company’s subsidiaries maintained aggregate net capital and financial resources that were $607.1 million in excess of the required levels of $35.7 million.

One of the Company’s U.S. broker-dealer subsidiaries is required to segregate funds in a special reserve bank account for the benefit of customers pursuant to Rule 15c3-3 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). As of September 30, 2024, this U.S. broker-dealer subsidiary had a balance of $46.7 million in its special reserve bank account. This U.S. broker-dealer subsidiary also maintained net capital that was $350.7 million in excess of the required level of $3.4 million.

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

4. Fair Value Measurements

The following table summarizes the valuation of the Company’s assets and liabilities measured at fair value as categorized based on the hierarchy described in Note 2:

	Level 1	Level 2	Level 3	Total
	(In thousands)
As of September 30, 2024
Assets
Money market funds	$8,985	$—	$—	$8,985
Securities available-for-sale
Corporate debt	—	54,962	—	54,962
Trading securities
U.S. Treasuries	—	101,183	—	101,183
Mutual funds held in rabbi trust	—	11,068	—	11,068
Foreign currency forward position	—	2,770	—	2,770
Total assets	$8,985	$169,983	$—	$178,968

As of December 31, 2023
Assets
Money market funds	$18,634	$—	$—	$18,634
Securities available-for-sale
Corporate debt	—	24,694	—	24,694
Trading securities
U.S. Treasuries	—	99,682	—	99,682
Mutual funds held in rabbi trust	—	10,485	—	10,485
Foreign currency forward position	—	1,901	—	1,901
Total assets	$18,634	$136,762	$—	$155,396

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

	Carrying Value	Fair Value	Level 1	Level 2	Level 3	Total
	(In thousands)
As of September 30, 2024
Financial assets not measured at fair value:
Cash	$437,362	$437,362	$437,362	$—	$—	$437,362
Cash segregated under federal regulations	46,657	46,657	46,657	—	—	46,657
Accounts receivable, net of allowance	102,760	102,760	—	102,760	—	102,760
Receivables from broker-dealers, clearing organizations and customers	474,989	474,989	106,829	368,160	—	474,989
Total	$1,061,768	$1,061,768	$590,848	$470,920	$—	$1,061,768

Financial liabilities not measured at fair value:
Payables to broker-dealers, clearing organizations and customers	$283,314	$283,314	$—	$283,314	$—	$283,314

As of December 31, 2023
Financial assets not measured at fair value:
Cash	$432,646	$432,646	$432,646	$—	$—	$432,646
Cash segregated under federal regulations	45,122	45,122	45,122	—	—	45,122
Accounts receivable, net of allowance	89,839	89,839	—	89,839	—	89,839
Receivables from broker-dealers, clearing organizations and customers	687,936	687,936	115,151	572,785	—	687,936
Total	$1,255,543	$1,255,543	$592,919	$662,624	$—	$1,255,543

Financial liabilities not measured at fair value:
Payables to broker-dealers, clearing organizations and customers	$537,398	$537,398	$—	$537,398	$—	$537,398

During the three and nine months ended September 30, 2024 and 2023, there were no transfers of securities between Level 1, Level 2 and Level 3.

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

	As of
	September 30, 2024	December 31, 2023
	(In thousands)
Notional value	$64,070	$61,858
Fair value of notional	66,840	63,759
Fair value of the asset	$2,770	$1,901

Realized and unrealized gains and losses on foreign currency forward contracts are included in other, net in the Consolidated Statements of Operations. The following table summarizes the realized and unrealized gains and losses on foreign currency forward contracts:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(In thousands)
Unrealized gain/(loss)	$2,270	$(3,497)	$868	$(1,164)
Realized gain/(loss)	1,195	755	1,808	675
Total gain/(loss)	$3,465	$(2,742)	$2,676	$(489)

The Company records collateral deposits with its counterparty bank in prepaid expenses and other assets on the Consolidated Statements of Financial Condition. As of September 30, 2024, the Company did not maintain a collateral deposit with its counterparty bank.

The following table summarizes the Company’s investments and securities positions:

	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
	(In thousands)
As of September 30, 2024
Securities available-for-sale
Corporate debt	$54,740	$284	$(62)	$54,962
Trading securities
U.S. Treasuries	100,499	701	(17)	101,183
Mutual funds held in rabbi trust	9,695	1,373	—	11,068
Total investments	$164,934	$2,358	$(79)	$167,213

As of December 31, 2023
Securities available-for-sale
Corporate debt	$24,705	$55	$(66)	$24,694
Trading securities
U.S. Treasuries	99,236	446	—	99,682
Mutual funds held in rabbi trust	10,962	172	(649)	10,485
Total investments	$134,903	$673	$(715)	$134,861

Purchases of investments during the nine months ended September 30, 2024 and 2023 were $89.4 million and $77.7 million, respectively. Proceeds from the sales and maturities of investments during the nine months ended September 30, 2024 and 2023 were $58.9 million and $28.3 million, respectively.

MARKETAXESS HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

The following table summarizes the Company’s unrealized and realized gains and losses on investments:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(In thousands)
Unrealized gains/(losses)
Securities available-for-sale
Corporate debt	$324	$(22)	$233	$(245)
Trading securities
U.S. Treasuries	845	(154)	852	(500)
Mutual funds held in rabbi trust	505	(200)	1,850	905
Total investments	$1,674	$(376)	$2,935	$160

Liabilities:
Securities sold, not yet purchased	$(44)	$—	$—	$—

Realized gains/(losses)
Securities available-for-sale
Corporate debt	$2	$—	$4	$(17)
Trading securities
Mutual funds held in rabbi trust	30	(79)	(347)	(138)
Total investments	$32	$(79)	$(343)	$(155)

Liabilities:
Securities sold, not yet purchased	$174	$—	$174	$—

Unrealized gains and losses on securities available-for-sale are included in accumulated other comprehensive loss on the Consolidated Statements of Financial Condition. Realized gains and losses on securities available-for-sale and realized and unrealized gains and losses on trading securities are included in other, net on the Consolidated Statements of Operations.

The following table summarizes the fair value of the investments based upon the contractual maturities:

	Less than one year	Due in 1 - 5 years	Total
	(In thousands)
As of September 30, 2024
Securities available-for-sale
Corporate debt	$11,185	$43,777	$54,962
Trading securities
U.S. Treasuries	50,145	51,038	101,183
Mutual funds held in rabbi trust	11,068	—	11,068
Total	$72,398	$94,815	$167,213

As of December 31, 2023
Securities available-for-sale
Corporate debt	$10,727	$13,967	$24,694
Trading securities
U.S. Treasuries	49,756	49,926	99,682
Mutual funds held in rabbi trust	10,485	—	10,485
Total	$70,968	$63,893	$134,861

MARKETAXESS HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

The following table provides fair values and unrealized losses on the Company’s available-for-sale investments and the aging of securities’ continuous unrealized loss positions:

	Less than Twelve Months		Twelve Months or More		Total
	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses
	(In thousands)
As of September 30, 2024
Corporate debt	$22,175	$(57)	$3,401	$(5)	$25,576	$(62)

As of December 31, 2023
Corporate debt	$17,658	$(66)	$—	$—	$17,658	$(66)

During the three and nine months ended September 30, 2024 and 2023, the Company did not recognize any credit losses on its available-for-sale securities. The unrealized losses on securities are due to changes in interest rates and market liquidity.

5. Receivables from and Payables to Broker-dealers, Clearing Organizations and Customers

Receivables from and payables to broker-dealers, clearing organizations and customers consisted of the following:

	As of
	September 30, 2024	December 31, 2023
Receivables from broker-dealers, clearing organizations and customers:	(In thousands)
Securities failed-to-deliver – broker-dealers and clearing organizations	$121,943	$282,125
Securities failed-to-deliver – customers	240,629	284,322
Cash deposits with clearing organizations and broker-dealers	106,829	115,151
Other	5,588	6,338
Total	$474,989	$687,936

Payables to broker-dealers, clearing organizations and customers:
Securities failed-to-receive – broker-dealers and clearing organizations	$207,297	$125,022
Securities failed-to-receive – customers	68,321	405,186
Other	7,696	7,190
Total	$283,314	$537,398

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

MARKETAXESS HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

RFQ Hub LLC Equity Investment

In May 2022, the Company invested $34.4 million to acquire a minority ownership stake in RFQ–hub Holdings LLC, an entity formed with a consortium of market participants to support the growth of RFQ-hub, a multi-asset request for quote platform. The Company possesses significant influence over RFQ–hub Holdings LLC and is accounting for its investment under the equity method of accounting. As of September 30, 2024, the Company’s investment is recorded at carrying value of $37.3 million within prepaid expenses and other assets on the Consolidated Statements of Financial Condition. The Company’s proportionate share of RFQ–hub Holdings LLC’s net earnings is recorded within equity in earnings of unconsolidated affiliate on the Consolidated Statements of Operations and was $0.3 million and $0.1 million for the three months ended September 30, 2024 and 2023, respectively, and $1.1 million and $0.6 million for the nine months ended September 30, 2024 and 2023, respectively.

Under a services agreement, the Company charges its equity method investee for certain reimbursable support costs incurred by the Company, including personnel compensation, and certain operational overhead costs. The amounts billed for the three and nine months ended September 30, 2024 were $0.5 million and $1.6 million, respectively, and are included within other, net on the Consolidated Statements of Operations. The receivable from the equity method investee was $0.5 million as of September 30, 2024 and is included within accounts receivable, net on the Consolidated Statements of Financial Condition.

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

7. Goodwill and Intangible Assets

Goodwill and intangible assets with indefinite lives were $236.7 million as of each of September 30, 2024 and December 31, 2023. Intangible assets that are subject to amortization, including the related accumulated amortization, are comprised of the following:

	September 30, 2024			December 31, 2023
	Cost	Accumulated amortization	Net carrying amount	Cost	Accumulated amortization	Net carrying amount
	(In thousands)

Customer relationships	$140,906	$(62,527)	$78,379	$140,348	$(50,987)	$89,361
Technology and other intangibles	41,130	(15,178)	25,952	41,130	(11,383)	29,747
Total	$182,036	$(77,705)	$104,331	$181,478	$(62,370)	$119,108

Amortization expense associated with identifiable intangible assets was $5.0 million and $4.5 million for the three months ended September 30, 2024 and 2023, respectively, and $15.0 million and $13.1 million for the nine months ended September 30, 2024 and 2023. Annual estimated total amortization expense is $20.0 million, $17.0 million, $15.3 million, $13.9 million and $12.4 million for the years ended December 31, 2024 through 2028, respectively.

MARKETAXESS HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

8. Income Taxes

The Company's provision for income taxes includes U.S. federal, state and local, and foreign taxes. The Company’s effective tax rate was 23.0% and 23.4% for the three months ended September 30, 2024 and 2023, respectively, and 24.2% and 24.3% for the nine months ended September 30, 2024 and 2023, respectively. The Company’s effective tax rate can vary from period to period depending on geographic mix of our earnings, changes in tax legislation and tax rates and the amount and timing of excess tax benefits related to stock-based payments, among other factors.

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

9. Stock-Based Compensation Plans

Equity Incentive Plan

The Company maintains the MarketAxess Holdings Inc. 2020 Equity Incentive Plan (the “2020 Plan”), which provides for the grant of restricted stock, restricted stock units, performance shares, performance stock units (collectively, “full value awards”), stock options and other stock-based awards as incentives to encourage employees, consultants and non-employee directors to participate in the long-term success of the Company. As of September 30, 2024, there were 2,545,015 shares available for grant under the 2020 Plan.

Total stock-based compensation expense was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(In thousands)
Employees	$7,940	$7,118	$22,762	$20,865
Non-employee directors	354	363	1,158	994
Total stock-based compensation	$8,294	$7,481	$23,920	$21,859

The Company records stock-based compensation expense for employees in employee compensation and benefits and for non-employee directors in general and administrative expenses in the Consolidated Statements of Operations. Total stock-based compensation for employees includes $0.3 million and $0.2 million of capitalized software development costs for the three months ended September 30, 2024 and 2023, respectively, and $0.9 million and $0.6 million of capitalized software development costs for the nine months ended September 30, 2024 and 2023, respectively.

During the nine months ended September 30, 2024, the Company granted (i) 149,253 restricted stock units, (ii) 20,793 stock options and (iii) performance stock units with an expected pay-out at target of 32,608 shares of common stock. The fair values of the restricted stock units and performance stock units were based on a weighted-average fair value per unit at the grant date of $217.60 and $219.32, respectively. The weighted-average fair value for stock options of $77.16 per share was based on the Black-Scholes option pricing model.

As of September 30, 2024, the total unrecognized compensation cost related to all non-vested awards was $51.9 million. That cost is expected to be recognized over a weighted-average period of 1.9 years.

MARKETAXESS HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

Employee Stock Purchase Plan

The Company maintains the MarketAxess Holdings Inc. 2022 Employee Stock Purchase Plan (the “ESPP”), pursuant to which a total of 121,221 shares of the Company’s common stock is available for purchase by employees. During the nine months ended September 30, 2024, the Company issued 8,511 shares of common stock under the ESPP. As of September 30, 2024, there were 108,055 shares available for purchase under the ESPP.

10. Earnings Per Share

The following table sets forth basic and diluted weighted average shares outstanding used to compute earnings per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(In thousands, except per share amounts)
Basic weighted average shares outstanding	37,527	37,491	37,641	37,485
Dilutive effect of stock options and full value awards	81	83	55	118
Diluted weighted average shares outstanding	37,608	37,574	37,696	37,603

Basic earnings per share	$1.90	$1.47	$5.55	$5.03
Diluted earnings per share	1.90	1.46	5.55	5.01

Stock options and full value awards totaling 208,102 shares and 420,590 shares for the three months ended September 30, 2024 and 2023, respectively, and 408,112 shares and 279,939 shares for the nine months ended September 30, 2024 and 2023, respectively, were excluded from the computation of diluted earnings per share because their effect would have been antidilutive. The computation of diluted shares can vary among periods due, in part, to the change in the average price of the Company’s common stock.

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

The 2021 Credit Agreement required that the Company satisfy certain covenants, including a requirement to not exceed a maximum consolidated total leverage ratio. The Company incurred no interest expense under the 2021 Credit Agreement for the three months ended September 30, 2023 and $0.1 million of interest expense under the 2021 Credit Agreement for the nine months ended September 30, 2023.

2023 Credit Agreement

On August 9, 2023, the Company replaced the 2021 Credit Agreement with a new three-year revolving credit facility (the “2023 Credit Agreement”) provided by a syndicate of lenders and JPMorgan Chase Bank, N.A., as administrative agent, which provides aggregate commitments totaling $750.0 million, including a revolving credit facility, a $5.0 million letter of credit sub-limit for standby letters of credit and a $380.0 million sub-limit for swingline loans. The 2023 Credit Agreement will mature on August 9, 2026, with the Company’s option to request up to two additional 364-day extensions at the discretion of each lender and subject to customary conditions. Subject to satisfaction of certain specified conditions, the Company is permitted to upsize the 2023 Credit Agreement by up to $375.0 million in total. As of September 30, 2024, the Company had $0.1 million in letters of credit outstanding and $749.9 million in available borrowing capacity under the 2023 Credit Agreement.

Borrowings under the 2023 Credit Agreement will bear interest at a rate per annum equal to the alternate base rate or the adjusted term Secured Overnight Financing Rate (“SOFR”) rate, plus an applicable margin that varies with the Company’s consolidated total leverage ratio. The 2023 Credit Agreement requires that the Company satisfy certain covenants, including a requirement not to exceed a maximum consolidated total leverage ratio. The Company incurred no interest expense under the 2023 Credit Agreement for the three months ended September 30, 2024 and $0.2 million of interest expense under the 2023 Credit Agreement for the nine months ended September 30, 2024.

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

The Company incurred $0.1 million of interest expense on borrowings under such agreements during the three and nine months ended September 30, 2024 and the nine months ended September 30, 2023. The Company incurred no interest expense under such agreements during the three months ended September 30, 2023. As of September 30, 2024, the Company had no borrowings outstanding and up to $500.0 million in available uncommitted borrowing capacity under such agreements.

Short-term Financing

Under arrangements with their settlement banks, certain of the Company’s U.S. and U.K. operating subsidiaries may receive overnight financing in the form of bank overdrafts. The Company incurred interest expense on such overnight financing of $0.3 million and $0.2 million during the three months ended September 30, 2024 and 2023, respectively, and $1.1 million and $0.3 million during the nine months ended September 30, 2024 and 2023, respectively. As of September 30, 2024, the Company had no overdrafts payable outstanding.

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

The following table presents the components of operating lease expense for the three and nine months ended September 30, 2024 and 2023:

		Three Months Ended September 30,		Nine Months Ended September 30,
Lease cost:	Classification	2024	2023	2024	2023
		(In thousands)
Operating lease cost - office space	Occupancy	$2,774	$2,941	$8,278	$8,934
Operating lease cost - equipment	Technology and communications	98	—	293	—
Variable lease costs	Occupancy	975	341	2,444	739
Total operating lease cost		$3,847	$3,282	$11,015	$9,673

Finance lease expense was $0.1 million for each of the three and nine months ended September 30, 2024.

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

The weighted average remaining lease term and weighted average discount rate are as follows:

	As of
Lease Term and Discount Rate	September 30, 2024	December 31, 2023
Weighted average remaining lease term (in years) - operating leases	8.9	9.6
Weighted average discount rate - operating leases	6.0%	6.0%
Weighted average remaining lease term (in years) - finance leases	1.0	1.8
Weighted average discount rate - finance leases	7.2%	7.2%

The following table presents the maturity of lease liabilities as of September 30, 2024:

	Operating Leases	Finance Leases
	(In thousands)
Remainder of 2024	$3,332	$29
2025	12,812	88
2026	12,226	—
2027	9,229	—
2028	8,623	—
2029 and thereafter	51,238	—
Total lease payments	97,460	117
Less: imputed interest	22,383	4
Present value of lease liabilities	$75,077	$113

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

Other

The Company, through certain of its subsidiaries, executes securities transactions between its institutional investor and broker-dealer clients on a matched principal basis by serving as counterparty to both the buyer and the seller in trades. The Company’s operating subsidiaries settle such transactions pursuant to their self-clearing operations or through the use of third-party clearing brokers or settlement agents. Settlement typically occurs within one to two trading days after the trade date. Cash settlement of the transaction occurs upon receipt or delivery of the underlying instrument that was traded. Under both the self-clearing and the third-party clearing models, the Company may be exposed to credit risk in the event a counterparty does not fulfill its obligation to complete a transaction or if there is an error in executing a matched principal transaction. Pursuant to the terms of the securities clearing agreements, each third-party clearing broker has the right to charge the Company for any losses they suffer resulting from a counterparty’s failure on any of the Company’s trades. The Company did not record any liabilities or losses with regard to counterparty failures for the nine months ended September 30, 2024 and 2023.

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

14. Share Repurchase Programs

In January 2022, the Board of Directors authorized a share repurchase program for up to $150.0 million that commenced in March 2022 (the “2022 Repurchase Program”). In August 2024, the Board of Directors authorized a new share repurchase program for up to an additional $200.0 million (the “2024 Repurchase Program and, together with the 2022 Repurchase Program, the “Repurchase Programs”). During the nine months ended September 30, 2024, the Company repurchased 277,604 shares of common stock under the Repurchase Programs at a cost of $58.6 million. As of September 30, 2024, the Company had $241.4 million of remaining capacity under the Repurchase Programs. Shares repurchased under the Repurchase Programs will be held in treasury for future use.

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

MARKETAXESS HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

For the nine months ended September 30, 2024 and 2023, the U.K. was the only individual foreign country in which the Company had operations that accounted for 10.0% or more of the Company’s total revenues or total long-lived assets. Revenues and long-lived assets are attributed to a geographic area based on the location of the particular subsidiary. Long-lived assets are defined as furniture, equipment, leasehold improvements and capitalized software. Revenues for the three and nine months ended September 30, 2024 and 2023, and long-lived assets as of September 30, 2024 and December 31, 2023 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(In thousands)
Revenues
Americas	$165,009	$136,398	$488,380	$439,970
Europe	35,889	31,401	109,480	101,655
Asia	5,817	4,485	16,833	13,674
Total	$206,715	$172,284	$614,693	$555,299

	As of
	September 30, 2024	December 31, 2023
	(In thousands)
Long-lived assets, as defined
Americas	$93,742	$87,513
Europe	15,493	14,717
Asia	247	441
Total	$109,482	$102,671

16. Cash and Cash Equivalents and Restricted Cash

The following table provides a reconciliation of cash and cash equivalents together with restricted or segregated cash as reported within the Consolidated Statements of Financial Condition to the sum of the same such amounts shown in the Consolidated Statements of Cash Flows:

		As of
	Statement of Financial Condition Location	September 30, 2024	December 31, 2023
		(In thousands)
Cash and cash equivalents	Cash and cash equivalents	$446,347	$451,280
Cash segregated for regulatory purposes	Cash segregated under federal regulations	46,657	45,122
Cash deposits with clearing organizations and broker-dealers	Receivables from broker-dealers, clearing organizations and customers	106,829	115,151
Other cash deposits	Prepaid expenses and other assets	172	119
Total		$600,005	$611,672

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

In the third quarter of 2024, the market backdrop for the Company continued to improve with strong increases in estimated U.S. credit market volumes, a modest increase in credit spread volatility relative to second quarter 2024 levels, and an increase in the velocity of trading in U.S. high-grade. U.S. high-grade and U.S. high-yield market average daily trading volume increased 39.4% and 22.6%, respectively, and U.S. high-grade and U.S. high-yield new issuance increased 41.2% and 89.7% to $403.9 billion and $74.3 billion, respectively. In addition, while credit spread volatility remained at historically low levels, it was higher in the quarter than in the first half of 2024. Furthermore, in advance of the Federal Reserve cutting rates by 50 basis points in September 2024, clients increased their activity in longer duration bonds traded in U.S. high-grade, which benefited our U.S. high-grade average variable fee per million.

A strong new issue calendar, which we have seen in recent periods, and low levels of credit spread volatility can contribute to a decrease in exchange-trade fund (“ETF”) market maker activity on our platforms, as the increased availability of new issues may lead to reduction in secondary market trading, especially in U.S. high-yield. A strong new issue calendar can also negatively impact our market share in the short-term, but is expected to positively impact secondary trading volumes over the long term. The decrease in U.S. high-yield activity during the quarter negatively impacted our total credit average variable fee per million, but the increase in higher duration bonds traded in U.S. high-grade positively impacted our total credit average variable fee per million.

On the international side of our business, Eurobonds and emerging markets estimated market volumes have increased significantly compared to the prior year. Emerging markets estimated market volumes have been particularly strong relative to prior years, driven by a more favorable macroeconomic outlook in developed markets, reflecting easing concerns over inflation and the lower probability of an economic recession.

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

There has been increased demand for portfolio trading workflows over the last few years, which has resulted in heightened competition among trading platforms to enhance their portfolio trading offerings and expand them across different geographies and products. During periods of relatively lower credit spread volatility, clients have been using portfolio trading workflows in lieu of more established trading protocols designed to generate price competition on individual bonds. Our dealer clients have also increased their usage of matching sessions offered by competing platforms in recent periods. To the extent that our clients increase their use of portfolio trading and matching session protocols offered by other platforms, our market share in those products could decrease. Due to the large size of the trades and the concentration of activity at the end of the month, portfolio trading can drive significant swings in trading volumes and estimated market share.

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

Regulatory Environment

Our business is subject to extensive regulations in the United States and internationally, which may expose us to significant regulatory risk and cause additional legal costs to ensure compliance. The existing legal framework that governs the financial markets is periodically reviewed and amended, resulting in the enactment and enforcement of new laws and regulations that apply to our business. In January 2022, the SEC proposed rules that will expand Regulation ATS and Regulation SCI to alternative trading systems (ATS) that trade government securities and amend the SEC rule regarding the definition of an “exchange” to include Communication Protocol Systems, such as our request-for-quote protocols. Based on these proposed rules, we expect that we will have to operate all of our trading protocols in compliance with Regulation ATS and we could become subject to Regulation SCI for certain parts of our business in the future. The SEC also recently adopted final rules regarding the central clearing of certain secondary market transactions involving U.S. Treasury securities, which will become effective for certain cash market transactions on December 31, 2025 and repurchase and reverse repurchase transactions on June 30, 2026. This central clearing mandate will impact certain of our participants who do not centrally clear such trades today and some of our investor clients have expressed concerns about using platforms that will require the clearing of any resultant trades executed on such platforms. The impact of any of these reform efforts on us and our operations remains uncertain.

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

As the overall share of electronic trading grows in global credit products, we are experiencing continued demand for, and growth in, our automated and algorithmic trading solutions. We also support a large and growing base of dealer market making algorithms. In the third quarter of 2024, trading volumes in Auto-X, one of our automated trading protocols, rose to $96.1 billion, an increase of 27.6% from $75.3 billion in the third quarter of 2023. Trade count on Auto-X increased 36.6% to approximately 612,000 from approximately 448,000 in the third quarter of 2023. There were 249 active client firms using Auto-X in the third quarter of 2024, an increase of 49.1% from the prior year. In addition, in the third quarter of 2024, dealer algorithmic responses on our platforms increased 24.3% from the third quarter of 2023 to 10.2 million.

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

See also Part I, Item 1A. – “Risk Factors, Technology, IT Systems and Cybersecurity Risks” and Part I, Item 1C – “Cybersecurity.” of our Form 10-K for the year ended December 31, 2023.

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

As further described under “— Critical Factors Affecting our Industry and our Company — Economic, Political and Market Factors,” “— Results of Operations — Three Months Ended September 30, 2024 Compared to Three Months Ended September 30, 2023” and “— Results of Operations — Nine Months Ended September 30, 2024 Compared to Nine Months Ended September 30, 2023,” our trading volumes increased and our average variable transaction fee per million decreased compared to the three and nine months ended September 30, 2023.

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

Other Commissions. Other commissions include equities and foreign exchange commissions for Pragma’s algorithmic trading services. Commissions for equities and foreign exchange are volume-tiered and consist of variable transaction fees that are billed monthly.

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

General and Administrative. General and administrative expense consists primarily of general travel and entertainment, board of directors’ expenses, regulatory fees, subscription costs, charitable contributions, provision for doubtful accounts, various state franchise and U.K. value-added taxes and other miscellaneous expenses.

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

In 2022, 2023 and 2024, the PSUs were granted to the executive officers and certain senior managers. Each PSU is earned or forfeited based on our level of achievement of certain predetermined metrics, including pre-tax adjusted operating margin, U.S. credit market share and revenue growth excluding U.S. credit. The vested share pay-out ranges from zero to 200% of the PSU target. The number of PSUs that vest, if any, is determined by the level of achievement of the performance metrics during the three-year performance periods, as certified by the Compensation and Talent Committee following the conclusion of the performance period. In addition, participants must provide continued service through the vesting date, subject to death, disability and qualified retirement exceptions, as applicable. Compensation expense for the PSUs is measured using the fair value of our stock at the grant date and estimates of future performance and actual share payouts. Each period, we make estimates of the current expected share payouts and adjust the life-to-date compensation expense recognized since the grant date. As of September 30, 2024, a 10.0% change in the expected final share payouts would increase or decrease the life-to-date compensation expense by $1.5 million. The estimated final share payouts for the 2022 and 2023 awards as of September 30, 2024 decreased 25.7% compared to December 31, 2023.

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

Results of Operations

Three Months Ended September 30, 2024 Compared to Three Months Ended September 30, 2023

The following table summarizes our financial results for the three months ended September 30, 2024 and 2023:

	Three Months Ended September 30,
	2024	2023	$ Change	% Change
	($ in thousands, except per share amounts)
Revenues	$206,715	$172,284	$34,431	20.0%
Expenses	119,660	105,375	14,285	13.6
Operating income	87,055	66,909	20,146	30.1
Other income (expense)	5,842	4,834	1,008	20.9
Income before income taxes	92,897	71,743	21,154	29.5
Provision for income taxes	21,408	16,802	4,606	27.4
Net income	$71,489	$54,941	$16,548	30.1%

Net income per common share – Diluted	$1.90	$1.46	$0.44	30.1%

Changes in average foreign currency exchange rates compared to the U.S. dollar had the effect of increasing revenues and expenses by $0.9 million and $0.7 million, respectively, for the three months ended September 30, 2024 compared to the three months ended September 30, 2023.

Revenues

Our revenues for the three months ended September 30, 2024 and 2023, and the resulting dollar and percentage changes, were as follows:

	Three Months Ended September 30,
	2024		2023
	($ in thousands)
		% of Revenues		% of Revenues	$ Change	% Change
Commissions	$180,392	87.3%	$150,496	87.4%	$29,896	19.9%
Information services	12,960	6.3	11,801	6.8	1,159	9.8
Post-trade services	10,382	5.0	9,833	5.7	549	5.6
Technology services	2,981	1.4	154	0.1	2,827	NM
Total revenues	$206,715	100.0%	$172,284	100.0%	$34,431	20.0
NM - not meaningful

Total revenues for the three months ended September 30, 2024 include Pragma revenues of $7.7 million.

Commissions. Our commission revenues for the three months ended September 30, 2024 and 2023, and the resulting dollar and percentage changes, were as follows:

	Three Months Ended September 30,
	2024	2023	$ Change	% Change
	($ in thousands)
Variable transaction fees
Credit	$134,863	$109,065	$25,798	23.7%
Rates	7,018	5,209	1,809	34.7
Other	4,856	—	4,856	NM
Total variable transaction fees	146,737	114,274	32,463	28.4

Fixed distribution fees
Credit	33,584	36,167	(2,583)	(7.1)
Rates	71	55	16	29.1
Total fixed distribution fees	33,655	36,222	(2,567)	(7.1)
Total commissions	$180,392	$150,496	$29,896	19.9%
NM - not meaningful

Credit variable transaction fees increased $25.8 million driven by a 28.5% increase in total credit trading volume, partially offset by a 3.8% decrease in total credit average variable transaction fee per million. Open Trading credit volume totaled $265.4 billion during the three months ended September 30, 2024, an increase of 31.7%, and Open Trading credit variable transaction fees represented 30.4% and 31.7% of total variable transaction fees for the three months ended September 30, 2024 and 2023, respectively. Rates variable transaction fees increased $1.8 million driven principally by a 48.0% increase in trading volumes, partially offset by a 9.0% decrease in average variable transaction fee per million. Other variable transaction fees include equities and foreign exchange commissions earned by Pragma.

Credit fixed distribution fees decreased $2.6 million mainly due to the consolidation of two global dealers and migrations to variable fee plans, partially offset by the addition of new dealer fixed fee plans.

Our trading volumes for the three months ended September 30, 2024 and 2023 were as follows:

	Three Months Ended September 30,
	2024	2023	$ Change	% Change
	($ in millions)
Trading volume data
Credit
High-grade	$449,708	$326,304	$123,404	37.8%
High-yield	81,761	81,511	250	0.3
Emerging markets	213,341	176,334	37,007	21.0
Eurobonds	122,914	94,980	27,934	29.4
Other credit	37,566	25,185	12,381	49.2
Total credit	905,290	704,314	200,976	28.5

Rates
U.S. government bonds	1,619,337	1,115,889	503,448	45.1
Agency and other government bonds	71,261	26,467	44,794	169.2
Total rates	1,690,598	1,142,356	548,242	48.0

Total trading volume	$2,595,888	$1,846,670	$749,218	40.6%

Number of U.S. Trading Days	64	63
Number of U.K. Trading Days	65	64

For volume reporting purposes, transactions in foreign currencies are converted to U.S. dollars at average monthly rates.

The 37.8% increase in our U.S. high-grade volume was principally due to an increase in estimated market volumes, partially offset by a decrease in our estimated market share. Estimated U.S. high-grade market volume as reported by FINRA’s Trade Reporting and Compliance Engine (“TRACE”) increased by 41.6% to $2.3 trillion for the three months ended September 30, 2024 compared to the three months ended September 30, 2023. Our estimated market share of total U.S. high-grade corporate bond volume decreased to 19.5% for the three months ended September 30, 2024 from 20.0% for the three months ended September 30, 2023. We exclude single-dealer portfolio trading activity from our reported U.S. high-grade and high-yield trading volume and estimated market share. Including the impact of single-dealer portfolio trades, our estimated U.S. high-grade market share for the three months ended September 30, 2024 was 20.0%, compared to 20.1% in the three months ended September 30, 2023.

U.S. high-yield volume increased by 0.3% mainly due to an increase in estimated market volumes, offset by a decrease in our estimated market share. Our estimated market share of total U.S. high-yield corporate bond volume decreased to 13.0% for the three months ended September 30, 2024 from 16.1% for the three months ended September 30, 2023. Including the impact of single-dealer portfolio trades, our estimated U.S. high-yield market share was 13.4% for the three months ended September 30, 2024, compared to 16.1% in the three months ended September 30, 2023.

Emerging markets and Eurobond volumes increased by 21.0% and 29.4%, respectively, mainly due to an increase in estimated market volumes. Other credit volume increased by 49.2%, primarily due to higher municipal bond volume driven by higher estimated market share. Rates trading volume increased 48.0%, primarily due to higher estimated market volumes.

Our average variable transaction fee per million for the three months ended September 30, 2024 and 2023 was as follows:

	Three Months Ended September 30,
	2024	2023	$ Change	% Change
Average variable transaction fee per million
Credit	$148.97	$154.85	$(5.88)	(3.8)%
Rates	4.15	4.56	(0.41)	(9.0)

Credit average variable transaction fee per million decreased by 3.8% to $148.97 per million for the three months ended September 30, 2024, mainly due to product and protocol mix-shift reflecting lower levels of U.S. high-yield activity and increased portfolio trading, which was partially offset by an increase in the duration of U.S. high-grade bonds traded on our platforms.

Information Services. Information services revenue increased by $1.2 million for the three months ended September 30, 2024, mainly due to net new data contract revenue of $0.9 million and the positive impact of foreign currency fluctuations of $0.3 million.

Post-Trade Services. Post-trade services revenue increased by $0.5 million for the three months ended September 30, 2024, principally due to net new contract revenue of $0.3 million and the positive impact of foreign currency fluctuations of $0.2 million.

Technology Services. Technology services revenue increased by $2.8 million for the three months ended September 30, 2024 due to technology services revenue generated by Pragma.

Expenses

The following table summarizes our expenses for the three months ended September 30, 2024 and 2023:

	Three Months Ended September 30,
	2024	2023	$ Change	% Change
	($ in thousands)
Expenses
Employee compensation and benefits	$58,431	$48,872	$9,559	19.6%
Depreciation and amortization	18,728	17,561	1,167	6.6
Technology and communications	18,553	15,339	3,214	21.0
Professional and consulting fees	6,989	9,181	(2,192)	(23.9)
Occupancy	3,835	3,503	332	9.5
Marketing and advertising	2,898	2,100	798	38.0
Clearing costs	4,387	3,665	722	19.7
General and administrative	5,839	5,154	685	13.3
Total expenses	$119,660	$105,375	$14,285	13.6%

Total expenses for the three months ended September 30, 2024 include Pragma expenses of $8.2 million.

Employee compensation and benefits increased by $9.6 million, primarily due to an increase in salaries, taxes and benefits of $4.6 million on higher employee headcount, largely driven by the Pragma Acquisition, higher employee incentive compensation of $4.2 million and higher stock compensation expense of $0.7 million.

Depreciation and amortization increased by $1.2 million, primarily due to higher amortization of software development costs of $0.7 million and higher amortization of intangibles of $0.5 million.

Technology and communications expenses increased by $3.2 million, primarily due to higher software subscription costs of $0.5 million, higher connectivity costs of $1.2 million, higher market data costs of $0.6 million, higher data center and cloud hosting costs of $0.4 million and higher U.S. Treasury platform licensing fees of $0.3 million.

Professional and consulting fees decreased by $2.2 million, primarily due to lower acquisition-related legal expenses of $1.1 million, lower IT and other consulting costs of $1.4 million, offset by higher audit and tax costs of $0.2 million.

Other Income (Expense)

Our other income (expense) for the three months ended September 30, 2024 and 2023, and the resulting dollar and percentage changes, were as follows:

	Three Months Ended September 30,
	2024	2023	$ Change	% Change
	($ in thousands)
Interest income	$6,953	$6,590	$363	5.5%
Interest expense	(346)	(164)	(182)	111.0
Equity in earnings of unconsolidated affiliate	340	125	215	172.0
Other, net	(1,105)	(1,717)	612	(35.6)
Total other income (expense)	$5,842	$4,834	$1,008	20.9%

Other, net increased by $0.6 million primarily due to unrealized gains of $0.8 million on our U.S. Treasury investments in the current period compared to unrealized losses of $0.2 million in the prior period and higher income from our equity method investee under a transition services agreement of $0.5 million, offset by higher foreign exchange losses of $1.1 million.

Provision for Income Taxes

The provision for income taxes and effective tax rate for the three months ended September 30, 2024 and 2023 were as follows:

	Three Months Ended September 30,
	2024	2023	$ Change	% Change
	($ in thousands)
Provision for income taxes	$21,408	$16,802	$4,606	27.4%

Effective tax rate	23.0%	23.4%

Our consolidated effective tax rate can vary from period to period depending on the geographic mix of our earnings, changes in tax legislation and tax rates and the amount and timing of excess tax benefits related to share-based payments, among other factors.

Nine Months Ended September 30, 2024 Compared to Nine Months Ended September 30, 2023

The following table summarizes our financial results for the nine months ended September 30, 2024 and 2023:

	Nine Months Ended September 30,
	2024	2023	$ Change	% Change
	($ in thousands, except per share amounts)
Revenues	$614,693	$555,299	$59,394	10.7%
Expenses	353,799	317,307	36,492	11.5
Operating income	260,894	237,992	22,902	9.6
Other income (expense)	15,057	10,896	4,161	38.2
Income before income taxes	275,951	248,888	27,063	10.9
Provision for income taxes	66,909	60,460	6,449	10.7
Net income	$209,042	$188,428	$20,614	10.9%

Net income per common share – Diluted	$5.55	$5.01	$0.54	10.8%

Changes in average foreign currency exchange rates compared to the U.S. dollar had the effect of increasing revenues and expenses by $2.0 million and $1.6 million, respectively, for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023.

Revenues

Our revenues for the nine months ended September 30, 2024 and 2023, and the resulting dollar and percentage changes, were as follows:

	Nine Months Ended September 30,
	2024		2023
	($ in thousands)
		% of Revenues		% of Revenues	$ Change	% Change
Commissions	$536,944	87.4%	$491,073	88.4%	$45,871	9.3%
Information services	37,385	6.1	34,466	6.2	2,919	8.5
Post-trade services	31,512	5.1	29,228	5.3	2,284	7.8
Technology services	8,852	1.4	532	0.1	8,320	NM
Total revenues	$614,693	100.0%	$555,299	100.0%	59,394	10.7%
NM - not meaningful

Total revenues for the nine months ended September 30, 2024 include Pragma revenues of $23.1 million.

Commissions. Our commission revenues for the nine months ended September 30, 2024 and 2023, and the resulting dollar and percentage changes, were as follows:

	Nine Months Ended September 30,
	2024	2023	$ Change	% Change
	($ in thousands)
Variable transaction fees
Credit	$404,012	$368,745	$35,267	9.6%
Rates	17,903	16,014	1,889	11.8
Other	14,781	—	14,781	NM
Total variable transaction fees	436,696	384,759	51,937	13.5

Fixed distribution fees
Credit	100,049	106,119	(6,070)	(5.7)
Rates	199	195	4	2.1
Total fixed distribution fees	100,248	106,314	(6,066)	(5.7)
Total commissions	$536,944	$491,073	$45,871	9.3%
NM - not meaningful

Credit variable transaction fees increased $35.3 million driven by a 16.1% increase in trading volume, partially offset by a 5.6% decrease in average variable transaction fee per million. Open Trading credit volume totaled $782.2 billion during the nine months ended September 30, 2024, an increase of 10.7%, and Open Trading credit variable transaction fees represented 30.7% and 34.1% of total variable transaction fees for the nine months ended September 30, 2024 and 2023, respectively. Rates variable transaction fees increased $1.9 million driven principally by an 11.7% increase in trading volumes. Other variable transaction fees include equities and foreign exchange commissions earned by Pragma.

Credit fixed distribution fees decreased $6.1 million mainly due to the consolidation of two global dealers and migrations to variable fee plans, partially offset by the addition of new dealer fixed fee plans.

Our trading volumes for the nine months ended September 30, 2024 and 2023 were as follows:

	Nine Months Ended September 30,
	2024	2023	$ Change	% Change
	($ in millions)
Trading volume data
Credit
High-grade	$1,311,146	$1,072,258	$238,888	22.3%
High-yield	251,388	295,774	(44,386)	(15.0)
Emerging markets	644,973	536,432	108,541	20.2
Eurobonds	380,029	329,841	50,188	15.2
Other credit	97,271	78,597	18,674	23.8
Total credit	2,684,807	2,312,902	371,905	16.1

Rates
U.S. government bonds	3,902,050	3,547,308	354,742	10.0
Agency and other government bonds	151,393	80,249	71,144	88.7
Total rates	4,053,443	3,627,557	425,886	11.7

Total trading volume	$6,738,250	$5,940,459	$797,791	13.4%

Number of U.S. Trading Days	188	187
Number of U.K. Trading Days	189	188

For volume reporting purposes, transactions in foreign currencies are converted to U.S. dollars at average monthly rates.

The 22.3% increase in our U.S. high-grade volume was principally due to an increase in overall market volumes, partially offset by a decrease in our estimated market share. Estimated U.S. high-grade market volume as reported by TRACE increased by 28.6% to $6.8 trillion for the nine months ended September 30, 2024. Our estimated market share of total U.S. high-grade corporate bond volume decreased to 19.2% for the nine months ended September 30, 2024 from 20.2% for the nine months ended September 30, 2023. We exclude single-dealer portfolio trading activity from our reported U.S. high-grade and high-yield trading volume and estimated market share. Including the impact of single-dealer portfolio trades, our estimated U.S. high-grade market share for the nine months ended September 30, 2024 was 19.6%, compared to 20.3% in the nine months ended September 30, 2023.

U.S. high-yield volume decreased by 15.0%, mainly due to a decrease in our estimated market share. Our estimated market share of total U.S. high-yield corporate bond volume decreased to 13.1% for the nine months ended September 30, 2024 from 17.1% for the nine months ended September 30, 2023. Including the impact of single-dealer portfolio trades, our estimated U.S. high-yield market share was 13.4% for the nine months ended September 30, 2024, compared to 17.3% in the nine months ended September 30, 2023.

Emerging markets and Eurobond volumes increased by 20.2% and 15.2%, respectively, mainly due to increases in estimated market volumes. Other credit volume increased 23.8%, primarily due to higher municipal bonds volume driven by higher estimated market share. Rates trading volume increased 11.7%, primarily due to an increase in estimated market volumes.

Our average variable transaction fee per million for the nine months ended September 30, 2024 and 2023 was as follows:

	Nine Months Ended September 30,
	2024	2023	$ Change	% Change
Average variable transaction fee per million
Credit	$150.48	$159.43	$(8.95)	(5.6)%
Rates	4.42	4.41	0.01	0.2

Credit average variable transaction fee per million decreased by 5.6% to $150.48 per million for the nine months ended September 30, 2024, mainly due to product and protocol mix-shift reflecting lower levels of U.S. high-yield activity and increased portfolio trading.

Information Services. Information services revenue increased by $2.9 million for the nine months ended September 30, 2024, mainly due to net new data contract revenue of $2.4 million and the positive impact of foreign currency fluctuations of $0.5 million.

Post-Trade Services. Post-trade services revenue increased by $2.3 million for the nine months ended September 30, 2024, principally due to price increases and net new contract revenue of $1.8 million and the positive impact of foreign currency fluctuations of $0.5 million.

Technology Services. Technology services revenue increased by $8.3 million for the nine months ended September 30, 2024 due to technology services revenue generated by Pragma.

Expenses

The following table summarizes our expenses for the nine months ended September 30, 2024 and 2023:

	Nine Months Ended September 30,
	2024	2023	$ Change	% Change
	($ in thousands)
Expenses
Employee compensation and benefits	$176,485	$149,570	$26,915	18.0%
Depreciation and amortization	55,284	51,027	4,257	8.3
Technology and communications	53,375	45,573	7,802	17.1
Professional and consulting fees	21,053	24,331	(3,278)	(13.5)
Occupancy	10,974	10,313	661	6.4
Marketing and advertising	7,741	8,403	(662)	(7.9)
Clearing costs	13,420	12,392	1,028	8.3
General and administrative	15,467	15,698	(231)	(1.5)
Total expenses	$353,799	$317,307	36,492	11.5%

Total expenses for the nine months ended September 30, 2024 include Pragma expenses of $23.8 million.

Employee compensation and benefits increased by $26.9 million, primarily due to an increase in salaries, taxes and benefits of $16.7 million on higher employee headcount, largely driven by the Pragma Acquisition, higher employee incentive compensation of $8.5 million and higher stock compensation expense of $1.7 million.

Depreciation and amortization increased by $4.3 million primarily due to higher amortization of software development costs of $2.5 million and higher amortization of intangibles of $1.9 million.

Technology and communications expenses increased by $7.8 million primarily due to higher connectivity costs of $2.6 million, higher software subscription costs of $2.0 million, higher market and production data costs of $1.6 million, higher data center and cloud hosting costs of $0.9 million, higher U.S. Treasury platform licensing fees of $0.5 million and higher IT support costs of $0.3 million.

Professional and consulting fees decreased by $3.3 million primarily due to lower IT consulting costs of $3.1 million and lower acquisition-related legal expenses of $1.3 million, offset by higher audit and tax costs of $1.1 million.

Other Income (Expense)

Our other income (expense) for the nine months ended September 30, 2024 and 2023, and the resulting dollar and percentage changes, were as follows:

	Nine Months Ended September 30,
	2024	2023	$ Change	% Change
	($ in thousands)
Interest income	$19,327	$16,151	$3,176	19.7%
Interest expense	(1,283)	(347)	(936)	269.7
Equity in earnings of unconsolidated affiliate	1,064	579	485	83.8
Other, net	(4,051)	(5,487)	1,436	(26.2)
Total other income (expense)	$15,057	$10,896	$4,161	38.2%

Interest income increased by $3.2 million driven by higher interest rates.

Interest expense increased by $0.9 million due to higher financing charges incurred under our short-term borrowing arrangements.

Other, net increased by $1.4 million primarily driven by unrealized gains of $0.9 million on our U.S. Treasury investments in the current period compared to unrealized losses of $0.5 million in the prior period.

Provision for Income Taxes

The provision for income taxes and effective tax rate for the nine months ended September 30, 2024 and 2023 were as follows:

	Nine Months Ended September 30,
	2024	2023	$ Change	% Change
	($ in thousands)
Provision for income taxes	$66,909	$60,460	$6,449	10.7%

Effective tax rate	24.2%	24.3%

Our consolidated effective tax rate can vary from period to period depending on the geographic mix of our earnings, changes in tax legislation and tax rates and the amount and timing of excess tax benefits related to share-based payments, among other factors.

Liquidity and Capital Resources

During the nine months ended September 30, 2024, we have met our funding requirements through cash on hand, internally generated funds and short-term borrowings. Cash and cash equivalents and corporate bond and U.S. Treasury investments totaled $602.5 million as of September 30, 2024. Our investments generally consist of investment-grade corporate bonds and U.S. Treasury securities. We limit the amounts that can be invested in any single issuer and invest in short- to intermediate-term instruments whose fair values are less sensitive to interest rate changes.

In August 2023, we entered into the 2023 Credit Agreement, which provides aggregate commitments totaling $750.0 million, including a revolving credit facility, a $5.0 million letter of credit sub-limit for standby letters of credit and a $380.0 million sub-limit for swingline loans. The 2023 Credit Agreement will mature on August 9, 2026, with our option to request up to two additional 364-day extensions at the discretion of each lender and subject to customary conditions. As of September 30, 2024, we had $0.1 million in letters of credit outstanding and $749.9 million in available borrowing capacity under the 2023 Credit Agreement. Borrowings under the 2023 Credit Agreement will bear interest at a rate per annum equal to the alternate base rate or the adjusted term SOFR rate, plus an applicable margin that varies with our consolidated total leverage ratio. The 2023 Credit Agreement requires that we satisfy certain covenants, including a requirement to not exceed a maximum consolidated total leverage ratio. We were in compliance with all applicable covenants at September 30, 2024. See Note 11 to the Consolidated Financial Statements for a discussion of the 2023 Credit Agreement.

In connection with their self-clearing operations, certain of our operating subsidiaries maintain agreements with a settlement bank to allow the subsidiaries to borrow an aggregate of up to $500.0 million on an uncommitted basis, collateralized by eligible securities pledged by the subsidiaries to the settlement bank, subject to certain haircuts. Borrowings under these agreements will bear interest at a base rate per annum equal to the higher of the upper range of the Federal Funds Rate, 0.25% or one-month SOFR, plus 1.00%. As of September 30, 2024, the subsidiaries had no borrowings outstanding and up to $500.0 million in available uncommitted borrowing capacity under such agreements. See Note 11 to the Consolidated Financial Statements for a discussion of these agreements.

Under arrangements with their settlement banks, certain of our operating subsidiaries may receive overnight financing in the form of bank overdrafts. As of September 30, 2024, we had no overdrafts payable outstanding.

As a result of our self-clearing and settlement activities, we are required to finance certain transactions, maintain deposits with various clearing organizations and clearing broker-dealers and maintain a special reserve bank account for the benefit of customers pursuant to Rule 15c3-3 of the Exchange Act. As of September 30, 2024, the aggregate amount of the positions financed, cash deposits and customer reserve balances associated with our self-clearing and settlement activities was $240.2 million. These requirements can fluctuate based on trading activity, market volatility or other factors which may impact our liquidity or require us to use our capital resources.

Cash Flows for the Nine Months Ended September 30, 2024 Compared to the Nine Months Ended September 30, 2023

Our cash flows were as follows:

	Nine Months Ended September 30,
	2024	2023	$ Change	% Change
	($ in thousands)
Net cash provided by operating activities	$208,989	$192,082	$16,907	8.8%
Net cash (used in) investing activities	(75,268)	(63,617)	(11,651)	18.3
Net cash (used in) financing activities	(156,470)	(110,782)	(45,688)	41.2
Effect of exchange rate changes on cash and cash equivalents	11,082	(1,451)	12,533	NM
Net increase for the period	$(11,667)	$16,232	$(27,899)	(171.9)%
NM - not meaningful

The $16.9 million increase in net cash provided by operating activities was primarily due to higher net income of $20.6 million, higher depreciation and amortization of $4.3 million, lower prepaid expenses and other assets of $21.4 million, lower purchases of trading investments of $23.7 million and an increase in accrued compensation and accounts payable, accrued expenses and other liabilities of $10.0 million, partially offset by higher net receivables from broker-dealers, clearing organizations and customers associated with our clearing activities of $65.8 million.

The $11.7 million increase in net cash used in investing activities was primarily due to higher net purchases of available-for-sale investments of $5.2 million and higher capital expenditures of $6.5 million.

The $45.7 million increase in net cash used in financing activities was principally due to higher repurchases of common stock of $58.6 million, higher cash dividends of $2.9 million and lower net proceeds from short-term borrowings of $4.0 million, offset by lower withholding tax payments on full value awards vesting of $5.6 million, lower payments of contingent consideration of $12.5 million and higher exercises of stock options of $1.7 million.

The $12.5 million change in the effect of exchange rate changes on cash and cash equivalents was driven by changes in the cumulative translation adjustment.

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

Certain of our U.S. subsidiaries are registered as broker-dealers and therefore are subject to the applicable rules and regulations of the SEC and FINRA. These rules contain minimum net capital requirements, as defined in the applicable regulations. Certain of our foreign subsidiaries are regulated by the FCA in the U.K. or other foreign regulators and must maintain financial resources, as defined in the applicable regulations, in excess of the applicable financial resources requirement. As of September 30, 2024, each of our subsidiaries that are subject to these regulations had net capital or financial resources in excess of their minimum requirements. As of September 30, 2024, our subsidiaries maintained aggregate net capital and financial resources that were $607.1 million in excess of the required levels of $35.7 million.

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

We execute securities transactions between our institutional investor and broker-dealer clients on a matched principal basis by serving as counterparty to both the buyer and the seller in trades. Our operating subsidiaries settle such transactions using their self-clearing operations or through the use of third-party clearing brokers or settlement agents. Settlement typically occurs within one to two trading days after the trade date. Cash settlement of the transaction occurs upon receipt or delivery of the underlying instrument that was traded. Under both the self-clearing and the third-party clearing models, we may be exposed to credit risk in the event a counterparty does not fulfill its obligation to complete a transaction or if there is an error in executing a matched principal transaction. Pursuant to the terms of the securities clearing agreements, each third-party clearing broker has the right to charge us for any losses they suffer resulting from a counterparty’s failure on any of our trades. We did not record any liabilities or losses with regard to counterparty failures for the nine months ended September 30, 2024 and 2023. Substantially all of our open securities failed-to-deliver and securities failed-to-receive transactions as of September 30, 2024 have subsequently settled at the contractual amounts.

In the normal course of business, we enter into contracts that contain a variety of representations, warranties and indemnification provisions. Our maximum exposure from any claims under these arrangements is unknown, as this would involve claims that have not yet occurred.

We have leases for corporate offices and equipment with initial lease terms ranging from one year to 15 years. We have total future contractual rent payments on these leases of $97.6 million, with $13.1 million due within the next 12 months and $84.5 million due beyond 12 months.

We enter into foreign currency forward contracts to economically hedge our exposure to variability in certain foreign currency transaction gains and losses. As of September 30, 2024, the notional value of our foreign currency forward contract outstanding was $64.1 million and the fair value of the asset was $2.8 million.

In January 2022, our Board of Directors authorized the 2022 Repurchase Program for up to $150.0 million. In August 2024, the Board of Directors authorized the 2024 Repurchase Program for up to an additional $200.0 million. As of September 30, 2024, we had $241.4 million of remaining capacity under the Repurchase Programs. Shares repurchased under the Repurchase Programs will be held in treasury for future use.

In October 2024, our Board of Directors approved a quarterly cash dividend of $0.74 per share payable on December 4, 2024 to stockholders of record as of the close of business on November 20, 2024. Any future declaration and payment of dividends will be at the sole discretion of our Board of Directors.

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

The table set forth below presents a reconciliation of our net income to EBITDA and net income margin to EBITDA margin, as defined above, for the three and nine months ended September 30, 2024 and 2023:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	($ in thousands)
Net income	$71,489	$54,941	$209,042	$188,428
Interest income	(6,953)	(6,590)	(19,327)	(16,151)
Interest expense	346	164	1,283	347
Provision for income taxes	21,408	16,802	66,909	60,460
Depreciation and amortization	18,728	17,561	55,284	51,027
EBITDA	$105,018	$82,878	$313,191	$284,111

Net income margin	34.6%	31.9%	34.0%	33.9%
Interest income	(3.4)	(3.8)	(3.1)	(2.9)
Interest expense	0.2	0.1	0.2	0.1
Provision for income taxes	10.3	9.7	10.9	10.9
Depreciation and amortization	9.1	10.2	9.0	9.2
EBITDA margin	50.8%	48.1%	51.0%	51.2%

The table set forth below presents a reconciliation of our net cash provided by operating activities to free cash flow, as defined above, for the three and nine months ended September 30, 2024 and 2023:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	($ in thousands)
Net cash provided by operating activities	$95,089	$79,161	$208,989	$192,082
Exclude: Net change in trading investments	784	24,771	629	24,300
Exclude: Net change in fail-to-deliver/receive from broker-dealers, clearing organizations and customers	2,578	(13,099)	50,715	(12,342)
Less: Purchases of furniture, equipment and leasehold improvements	(835)	(5,983)	(9,727)	(7,255)
Less: Capitalization of software development costs	(11,331)	(10,087)	(35,790)	(31,802)
Free Cash Flow	$86,285	$74,763	$214,816	$164,983

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

As of September 30, 2024, we had $101.2 million of investments in U.S. Treasuries that were classified as trading securities and $55.0 million of investments in corporate bonds that were classified as available-for-sale. Adverse movements, such as a decrease in the value of these securities or a downturn or disruption in the markets for these securities, could result in a substantial loss. A 10.0% decrease in the market value of our U.S Treasuries or available-for-sale investments would result in losses of approximately $10.1 million and $5.5 million, respectively. In addition, principal gains and losses resulting from these securities could on occasion have a disproportionate effect, positive or negative, on our financial condition and results of operations for any particular reporting period.

Interest Rate Risk

Interest rate risk represents our exposure to interest rate changes with respect to our cash and cash equivalents, restricted cash and cash deposits. As of September 30, 2024, our cash and cash equivalents, restricted cash and cash deposits amounted to $600.0 million. A hypothetical 100 basis point change in interest rates would increase or decrease our annual interest income by approximately $6.0 million, assuming no change in the amount or composition of our cash and cash equivalents, restricted cash and cash deposits.

As of September 30, 2024, a hypothetical 100 basis point increase or decrease in interest rates would decrease or increase the fair value of the available-for-sale investment portfolio by approximately $1.0 million, assuming no change in the amount or composition of the investments. The hypothetical unrealized gain or loss of $1.0 million would be recognized in accumulated other comprehensive loss on the Consolidated Statements of Financial Condition.

A similar hypothetical 100 basis point increase or decrease in interest rates would decrease or increase the fair value of the trading securities portfolio by approximately $2.6 million. The hypothetical unrealized gain or loss of $2.6 million would be recognized in other, net in the Consolidated Statements of Operations.

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

During the twelve months ended September 30, 2024, approximately 15.7% of our revenues and 24.4% of our expenses were denominated in currencies other than the U.S. dollar, most notably the British Pound Sterling. Based on actual results over the past year, a hypothetical 10.0% increase or decrease in the U.S. dollar against all other currencies would have increased or decreased revenue by approximately $12.7 million and operating expenses by approximately $11.6 million.

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

We have policies, procedures and automated controls in place to identify and manage our credit risk. There can be no assurance that these policies, procedures and automated controls will effectively mitigate our credit risk exposure. Some of our risk management procedures are reliant upon the evaluation of information regarding the fixed-income markets, our clients or other relevant matters that are publicly available or otherwise acquired from third-party sources. Such information may not be accurate, complete, up-to-date or properly assessed and interpreted by us. If our risk management procedures fail, our business, financial condition and results of operations may be adversely affected. Furthermore, our insurance policies are unlikely to provide coverage for such risks.

Cash and cash equivalents include cash and money market instruments that are primarily maintained at three major global banks. Given this concentration, we are exposed to certain credit risk in relation to our deposits at these banks.

Derivative Risk

Our limited derivative risk stems from our activities in the foreign currency forward contract market. We use this market to economically hedge our foreign exchange gains and losses on the Consolidated Statements of Operations that arise from our U.S. dollar versus British Pound Sterling exposure from the activities of our U.K. subsidiaries. As of September 30, 2024, the notional amount of our foreign currency forward contract was $64.1 million. We do not hold derivative instruments for purposes other than economically hedging foreign currency risk.

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures. Our management, including the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of our “disclosure controls and procedures,” as that term is defined in Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Exchange Act, as of September 30, 2024. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the disclosure controls and procedures are effective to ensure that information required to be disclosed by MarketAxess in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and to ensure that information is accumulated and communicated to our management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

(b) Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2024 identified in connection with the evaluation thereof by our management, including the Chief Executive Officer and the Chief Financial Officer, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

During the quarter ended September 30, 2024, we repurchased the following shares of common stock:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
				(In thousands)
July 1, 2024 - July 31, 2024	32,448	$202.35	31,635	$50,016
August 1, 2024 - August 31, 2024	10,662	236.10	10,662	247,498
September 1, 2024 - September 30, 2024	24,052	254.07	24,052	241,388
Total	67,162	$226.23	66,349

During the three months ended September 30, 2024, we repurchased 67,162 shares of common stock. The repurchases included 66,349 shares repurchased in connection with our Repurchase Programs and 813 shares surrendered by employees to satisfy the withholding tax obligations upon the vesting of full value awards and upon the exercise of stock options.

In January 2022, our Board of Directors authorized the 2022 Repurchase Program for up to $150.0 million. In August 2024, our Board of Directors authorized the 2024 Repurchase Program for up to an additional $200.0 million. As of September 30, 2024, we had $241.4 million of remaining capacity under the Repurchase Programs. Shares repurchased under the Repurchase Programs will be held in treasury for future use.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

(c) Trading Plans

In the third quarter of 2024, no director or officer (as defined in Exchange Act Rule 16a-1(f)) of the Company adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement for the purchase or sale of securities of the Company, within the meaning of Item 408 of Regulation S-K.

Item 6. Exhibits

Exhibit Index:

Number	Description
31.1*	Certification by Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification by Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
104	The cover page from the Company’s Quarterly report on Form 10-Q for the quarter ended September 30, 2024 has been formatted in Inline XBRL and is included in Exhibits 101.

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MARKETAXESS HOLDINGS INC.

Date: November 6, 2024	By:	/s/ CHRISTOPHER R. CONCANNON
Christopher R. Concannon
Chief Executive Officer
(principal executive officer)

Date: November 6, 2024	By:	/s/ ILENE FISZEL BIELER
Ilene Fiszel Bieler
Chief Financial Officer
(principal financial officer)