Form 10-K
period 2024-12-31
MARKETAXESS HOLDINGS INC
filed 2025-02-24
CIK 1278021

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

The aggregate market value of the shares of common stock held by non-affiliates of the registrant as of June 28, 2024 (the last business day of the registrant’s most recently completed second fiscal quarter) was approximately $6.5 billion computed by reference to the last reported sale price on the NASDAQ Global Select Market on that date. For purposes of this calculation, affiliates are considered to be executive officers, directors and holders of 10% or more of the outstanding common stock of the registrant on that date. The registrant had 37,783,610 shares of common stock, 5,383,271 of which were held by affiliates, outstanding on that date.

As of February 20, 2025, the aggregate number of shares of the registrant’s common stock outstanding was 37,693,220.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for the 2025 Annual Meeting of Stockholders are incorporated by reference into Items 10, 11, 12, 13 and 14 of Part III of this Form 10-K.

MARKETAXESS HOLDINGS INC.

2024 FORM 10-K ANNUAL REPORT

TABLE OF CONTENTS

PART I

Cautionary Note Regarding Forward-Looking Statements

This report contains certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements may be identified by words such as “expects,” “intends,” “anticipates,” “plans,” “believes,” “seeks,” “estimates,” “will,” “may,” or words of similar meaning and include, but are not limited to, statements regarding the outlook for our future business and financial performance and our strategy. Forward-looking statements are based on management’s current expectations and assumptions, which are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict. It is routine for our internal projections and expectations to change as the year or each quarter in the year progresses, and therefore it should be clearly understood that the internal projections and beliefs upon which we base our expectations may change prior to the end of each quarter or the year. Although these expectations may change, we are under no obligation to revise or update any forward-looking statements contained in this report. Actual future events or results may differ, perhaps materially, from those contained in the projections or forward-looking statements. Factors that could cause or contribute to such differences include those discussed below and elsewhere in this report, particularly in Item 1A. “Risk Factors.”

Item 1. Business.

Overview

MarketAxess Holdings Inc. (the “Company” or “MarketAxess”) operates leading electronic trading platforms delivering greater trading efficiency, a diversified pool of liquidity and significant cost savings to our clients across the global fixed-income markets. Approximately 2,100 institutional investor and broker-dealer firms use our patented trading technology to efficiently trade U.S. high-grade bonds, U.S. high-yield bonds, emerging market debt, Eurobonds, municipal bonds, U.S. government bonds and other fixed-income securities. We leverage our diverse set of trading protocols, automated and algorithmic trading solutions, intelligent data and index products and a range of post-trade services to provide an end-to-end trading solution to our robust network of platform participants. Our award-winning all-to-all Open Trading® marketplace (“Open Trading”) is widely regarded as the preferred all-to-all trading solution in the global credit markets, creating a unique liquidity pool for a broad range of credit market participants.

We provide automated and algorithmic trading solutions that we believe, when combined with our integrated and actionable data offerings, help our clients make faster, better-informed decisions on when and how to trade on our platforms. In 2024, we continued our roll-out of MarketAxess X-Pro (“X-Pro”), our newest trading platform, to more seamlessly combine our trading protocols with our proprietary data and pre-trade analytics. Our artificial intelligence (“AI”) driven technology, such as CP+™, our real-time pricing engine, is a critical data input and pricing source for multiple MarketAxess trading protocols and solutions, including Auto-X™ and portfolio trading. In 2024, we leveraged our recent acquisition of Pragma LLC and Pragma Financial Systems LLC (collectively, “Pragma”), a quantitative trading technology provider specializing in algorithmic and analytical trading services, to accelerate our development of AI-driven execution algorithms across all of our key product areas. We believe that we will be able to enhance our capabilities and increase our efficiency by leveraging Pragma technology across our technology stack.

We also provide a number of integrated and actionable data offerings, including CP+ and Axess All®, to assist clients with real-time pricing and trading decisions and transaction cost analysis. We offer a range of post-trade services, including straight-through processing, post-trade matching, trade publication, regulatory transaction reporting and market and reference data across fixed-income and other products.

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

In 2024, 87.1% of our revenues were derived from commissions for transactions executed on our platforms. We also derive revenues from information services, post-trade services and technology services. Our expenses consist of employee compensation and benefits, depreciation and amortization, technology and communication expenses, professional and consulting fees, occupancy, marketing and advertising, clearing costs and general and administrative expenses.

Our History

MarketAxess has been an innovative leader in electronic trading since its founding in 2000. Throughout our history, our primary goals have remained the same: improve trading efficiency and deliver meaningful transaction price improvement for our clients. Prior to our founding, our institutional investor clients were able to trade bonds by telephone with a limited set of broker-dealers with which they had institutional relationships. By 2007, our platforms enabled institutional investors to trade electronically with over thirty broker-dealers. During the global financial crisis of 2007-2008, we significantly expanded the number of non-primary and regional dealers providing liquidity on our platforms, as many dealers were forced to reduce their balance sheets for market making. Today, we are an S&P 500 company that, through our Open Trading protocols, provides an expanded liquidity pool for approximately 1,800 global market participants to trade a wide variety of fixed-income securities with each other.

2000
- Founded

2001
- Acquires Trading Edge
- Expands trading platform to Europe

2002
- Launches Corporate BondTicker

2004
- IPOs on Nasdaq

2007
- Acquires Trade West Systems

2010
- Expands trading platform to APAC

2012
- Expands into LATAM with office in Brazil

2013
- Start of Open Trading® Strategic Trading with BlackRock

2015
- Launches Axess All®
- Open Trading® extends to European credit markets

2016
- Launches first institutional electronic trading for muni bonds & leveraged loans

2017
- Launches CP+™

2018
- Open Trading extends to Asian credit markets

2019
- Launches IG Indices, LiveMarkets
- Acquires LiquidityEdge
- Added to S&P 500

2020
- Launches Trading for Trees, DealerDirect, & MarketAxess Rates
- Acquires Regulatory Reporting Hub

2021
- Acquires MuniBrokers
- Launches Diversity Dealer Initiative
- Lauches Connectivity to China Bond Connect

2022
- Launches MKTX US IG 400 Index
- Founding member of RFQ-hub Consortium

2023
- Launches MarketAxess X-Pro & Adaptive Auto-X™
- Acquires Pragma

2024
- Launches Connectivity with ICE Bonds
- Launches CP+ for Muni Bonds

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

Our total credit trading volume has increased from approximately $2.6 trillion in 2020 to $3.5 trillion in 2024 and our estimated market share of U.S. high-grade and high-yield corporate bond volumes in 2024 was 19.0% and 13.2%, respectively. Approximately 92.5% of the credit volume on our platforms during 2024 was initiated by institutional clients with the remaining 7.5% of the credit volume conducted between dealers.

Open Trading is a Differentiator that Expands the Liquidity Pool and Drives Price Improvement for Broker-Dealers and Institutional Investors

Global liquidity has remained a persistent concern for market participants as regulators raised bank capital requirements and adopted other measures that prompted many dealers to reduce market making activities even as the buy-side’s bond holdings have grown rapidly. In this environment, Open Trading, our fully electronic, all-to-all trading functionality, has emerged as a solution to this liquidity problem. Open Trading participants have broader and more diverse liquidity options compared to the traditional model of bilateral trading with a limited set of dealer counterparties. The expanded pool of liquidity providers includes investment managers, global dealers, regional dealers and specialist market making and proprietary trading firms.

During 2024, approximately 1,800 firms participated in Open Trading, which improved the ability of both dealers and institutional investors to find natural and opportunistic matches, move orders more efficiently and achieve significant increases in execution quality and price improvement.

We believe our Open Trading protocols enhance our institutional investor clients’ ability to obtain a competitive price by allowing all of our Open Trading participants to interact with each other, thereby increasing the potential sources of liquidity available for each participant, as well as the likelihood of receiving a competitive price response. We estimate that Open Trading generated $488.8 million of price improvement for our clients in 2024, consisting of an estimated $323.8 million of liquidity taker price improvement (defined as the difference between the winning price and the best disclosed dealer cover price) and an estimated $165.0 million of liquidity provider price improvement (defined as the difference between the winning price and then current CP+ bid or offer level, offer if the provider is buying, bid if provider is selling) at the time of the inquiry. This Open Trading price improvement is in addition to the potential cost savings institutional investors can achieve by simultaneously requesting bids or offers from our broker-dealer clients via our traditional disclosed RFQ protocol. In addition, dealers use Open Trading as a source of liquidity to efficiently transfer risk and achieve enhanced bond inventory turnover, which may limit their credit exposure.

Advanced End-to-End Technology

Our electronic trading platforms are based on a secure and scalable architecture that makes broad use of distributed computing to achieve speed and reliability. Our technology provides clients with end-to-end and customizable connectivity to fixed-income markets. In designing X-Pro, our newest platform, we enhanced the trading experience by providing traders with a flexible user experience, intuitive workflows and easy access to our proprietary data and pre-trade analytics. To further support more efficient trade execution, we also offer several automated and algorithmic trading solutions, which allow clients to set eligibility criteria for their orders that our platforms will use to determine whether or not to execute a trade in accordance with the pre-defined parameters. For example, our Adaptive Auto-X automated and algorithmic trading solution provides our clients with a suite of AI-driven algorithms that integrate all our fixed-income trading protocols. We believe that these automated and algorithmic trading solutions reduce trading inefficiencies and human errors while allowing traders to focus on higher-value trades.

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

The Company is focused on investing in our resiliency, scalability and risk management systems, while continuing product delivery with approximately 1,000 unique new business and technical features to our clients during the year ended December 31, 2024.

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

The MarketAxess emerging markets trading platform also offers the most comprehensive offering for local currency bond trading across the Latin America, Central & Eastern Europe, Middle East and Africa, and Asia-Pacific (“APAC”) regions. Our platforms provide clients with the ability to trade emerging market local currency debt denominated in 30 local currencies with over 170 broker-dealers.

Next Generation Data and Analytical Tools Supporting the Increasing Automation of Trading Workflows

Our data and analytical tools enhance the value proposition of our trading platforms and improve the trading experience of our clients. We support our clients’ trading functions by offering value-added analytics that rely on machine-learning, automation and algorithms that are designed to improve the trading decisions and workflows of our clients. For example, we believe that our automation solutions enable more efficient execution of smaller trades, and allow traders to instead focus their attention on larger, and often higher-value, trades. With respect to these larger and higher-value trades, such as block-sized trades, we have introduced an AI-driven dealer selection tool, which predicts which counterparties are most likely to provide competitive pricing.

Our Strategy

Our objective is to create the leading global network for the trading of fixed-income securities for our broker-dealer and institutional investor clients to help them connect, be more efficient and achieve better trading outcomes. We seek to achieve this goal by offering our clients full end-to-end electronic trading solutions and workflow tools, powered by a broad array of proprietary data and analytical tools. The key elements of our strategy are:

Increase Penetration in Fixed-Income Markets

We believe that we have a large opportunity remaining to capture additional market share in the fixed-income markets in which we have already established a leadership position. For example, the combined U.S. high grade and U.S. high-yield bond average daily volume (“ADV”) on our platforms for the year ended December 31, 2024 was approximately $8.2 billion, representing just 17.7% of the estimated addressable market of approximately $46.2 billion. The traditional methods of bilateral trading, including the telephone or electronic messaging, continue to be one of our principal competitors in the fixed-income markets in which we have established a leadership position. We continue to focus on capturing additional market share across our core fixed-income markets. We believe that the efficiency and workflow improvements of X-Pro, our new trading platform, combined with the powerful proprietary data and analytics that power the new platform, will help increase our market share in our core markets. The initial launch of X-Pro was focused on enhancing functionality and workflows for portfolio trading, which allows our market participants to transact on large baskets of securities based on one single aggregate price for the transaction. In 2024, we also introduced an AI-driven trading protocol designed to make it easier for our clients to execute block trades.

Continue Expansion into New Product Areas

By leveraging our Open Trading functionality and capitalizing on our experience of building market share in markets like U.S high-grade and U.S. high-yield bonds, we plan to increase our product footprint in newer product areas, including emerging market local currency bonds, municipal bonds, U.S. government bonds and European government bonds. Each of these markets has unique trading protocols, market structures and settlement solutions that require a lengthy ramp-up period, but which will provide diverse revenue sources if we can obtain significant market share. For example, in 2021, we acquired MuniBrokers LLC (“MuniBrokers”), a central electronic trading venue serving municipal bond inter-dealer brokers and dealers, in order to expand our existing municipal bond trading solution. The acquisition connects our leading trading technology with the liquidity of one of the industry’s largest electronic inter-dealer marketplaces, creating a compelling and diverse liquidity solution that we believe will ultimately deliver an improved execution experience. In 2024, we connected our trading platform to ICE Bonds, which we believe will enhance price transparency and market liquidity for our platform participants, particularly for municipal bonds. As a result of our product diversification efforts in municipal bonds, our estimated market share has increased from 2.4% in 2021 to 7.4% in 2024. In addition, with the acquisition of Pragma in 2023, we have expanded our automated and algorithmic trading solutions to new asset classes, including equities and foreign exchange.

Expand Trading Protocols and Leverage the Open Trading Network

We believe that we are the only fixed-income electronic trading platform that embraces all-to-all trading in each of our core product areas. Open Trading exponentially increases the number of potential trading counterparties by allowing all of our qualified participants, including our broker-dealer clients, institutional investor clients and alternative liquidity providers, to interact in an all-to-all trading environment of approximately 1,800 firms. Our clients executed approximately $1.0 trillion in credit trading volume using Open Trading during 2024, representing 35.0% of total eligible credit trading volume on our platforms, and realized approximately $488.8 million in estimated price improvement through this unique liquidity solution in 2024. We believe that the combination of Open Trading and our vast client network provides the basis for MarketAxess to enhance liquidity and improve market resiliency in global fixed-income markets.

Continue to Invest in and Grow our Business through Geographic Diversification

We are continuing to expand and diversify our business internationally. Our revenues from international clients have grown from 25.0% of total revenues in 2020 to 30.4% of total revenues for the year ended December 31, 2024. In the last five years, we have seen significant growth in the Europe, Middle East and Africa (“EMEA”), Latin America and APAC regions. The ADV in the EMEA, Latin America and APAC regions on the MarketAxess platforms has grown from $3.0 billion in 2019 to $4.8 billion in 2024. As of December 31, 2024, our institutional investor and broker-dealer clients are based in over 90 countries with over 1,000 total active international client firms and approximately 6,000 total active international traders. We offer cross-regional electronic trading services in U.S fixed-income markets for international clients, as well as in Eurobonds and emerging market debt. By offering liquidity in both hard-currency and local currency emerging market debt, we have created an efficient emerging market trading ecosystem for our institutional investor and broker-dealer clients. For example, we now provide Open Trading for emerging market local currency bonds, including for the local currency markets of Poland, Czech Republic, Hungary and South Africa. We believe we can increase our penetration and revenue opportunities in international markets by continuing to invest in creating client relationships abroad.

Expand Data and Analytical Tools

Our data strategy is centered on using our data offerings to support trading activity through our diverse trading protocols and growing our revenues from our commercial data offerings. We continue to expand our data product offerings as participants seek additional pre-trade analytics, automated execution, transaction cost analysis and post-trade solutions. For example, in 2024 we expanded CP+ , our real-time pricing engine, to include municipal bonds. We also seek to develop new strategic data partnerships to increase the distribution of our data products. For example, in 2022, we announced a strategic collaboration with MSCI Inc. to create co-branded fixed-income indices incorporating our liquidity data, and in 2024, we partnered with S&P Global Market Intelligence to integrate S&P Global Bond Reference Data into our suite of data products and include CP+ real-time pricing in S&P Global’s Evaluated Bond Pricing.

Pursue Select Acquisitions and Strategic Alliances

We continually evaluate opportunities to supplement our internal growth by entering into strategic alliances, or acquiring businesses or technologies, that we believe will enable us to enter new markets, provide new client segments, new products or services, or otherwise expand our market share in the fixed-income markets that we operate in today. For example, in 2024, we agreed to acquire majority control of RFQ-hub Holdings LLC (“RFQ-hub”), a bilateral multi-asset and multi-dealer RFQ platform designed for the exchange traded fund (“ETF”) and derivatives market. In 2023, we acquired Pragma, expanding our automated and algorithmic trading solutions to equities and foreign exchange. We believe that we will able to enhance our capabilities and increase our efficiency by leveraging Pragma technology across our technology stack.

The Fixed-Income Products Available on our Platforms

We operate in a large and growing market, which consists of credit and rates fixed-income products. According to the Securities Industry and Financial Markets Association (“SIFMA”), as of September 30, 2024, the most recent date available, there were approximately $11.2 trillion in principal amount of fixed-income securities outstanding in the U.S. corporate bond market, which reflects a five-year compound annual growth rate of 4.9%. In addition, according to SIFMA, as of December 31, 2024, there were approximately $28.3 trillion in principal amount of fixed-income securities outstanding in the U.S. government bond market, which reflects a five-year compound annual growth rate of 11.1%.

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

The six largest product areas available on our platform for the year ended December 31, 2024 were U.S. high-grade, U.S. high-yield, emerging market debt, Eurobonds, municipal bonds and U.S. government bonds. In the chart below, we show MarketAxess’ ADV and the amount of new issuance of such product areas for the years ended December 31, 2024 and 2023:

	MarketAxess ADV(1)			Amount of New Issuance
	2024	2023	% Change	2024	2023	% Change
	(In billions)
U.S. high-grade(2)	$6.8	$5.9	16.9%	$1,515.4	$1,207.0	25.5%
U.S. high-yield(2)	1.3	1.6	(16.3)	288.9	175.2	64.9
Emerging market debt(3)	3.4	2.9	19.3	400.0	245.0	63.3
Eurobonds(4)	2.0	1.8	14.2	812.9	659.0	23.4
Municipal bonds(5)	0.5	0.4	21.6	512.8	380.5	34.8
U.S. government bonds(5)	22.0	18.3	20.7	29,333.8	22,699.6	29.2

——––——––——––——––——––——––——–——

(1)

There were 250 and 249 U.S. trading days in each of 2024 and 2023, respectively, based on the SIFMA holiday recommendation calendar and 253 and 251 United Kingdom (“U.K”) trading days in each of 2024 and 2023, respectively, based primarily on the U.K. bank holiday schedule.

(2)	For U.S. high-grade and U.S. high-yield, the amount of new issuance is according to J.P. Morgan Markets.
(3)

For emerging markets debt, the amount of new issuance is according to J.P. Morgan Markets. The amount of new issuance excludes debt issued by emerging market sovereigns, which are included in our definition of emerging markets debt.

(4)	For Eurobonds, the amount of new issuance is according to J.P. Morgan Markets and includes high-grade and high-yield Euro denominated bonds.
(5)	For municipal bonds and U.S. government bonds, the amount of new issuance is according to SIFMA.

We plan to leverage our investments in X-Pro and automation, as well as our Open Trading functionality, to capture additional market share across our core fixed-income markets while increasing our footprint in newer product areas. In the chart below, we show estimated market ADV and our estimated market share for the years ended December 31, 2024 and 2023, of U.S. high-grade/high-yield bonds combined, U.S. high-grade bonds, U.S. high-yield bonds, municipal bonds and U.S. government bonds.

	Market ADV			Estimated Market Share
	2024	2023	% Change	2024	2023	Bps Change
	(In billions)
U.S. high-grade/U.S high-yield combined(1)	$46.2	$38.1	21.3%	17.7%	19.6%	(190)	Bps
U.S. high-grade(1)	36.0	28.7	25.3	19.0	20.4	(140)
U.S. high-yield(1)	10.2	9.3	8.9	13.2	17.1	(390)
Municipal bonds(2)	7.2	7.9	(9.1)	7.4	5.6	180
U.S. government bonds(2)	909.5	755.1	20.4	2.4	2.4	-

——––——––——––——––——––——––——–——

(1)	For U.S. high-grade and high-yield, market ADV is as measured by the Financial Industry Regulatory Authority (“FINRA”) Trade Reporting and Compliance Engine (“TRACE”).
(2)

Beginning with 2024, the Company has made changes to the market volume data used to calculate estimated market share for municipal and U.S. government bonds. For municipal bonds, the Company previously used estimates, derived from data issued by the Municipal Securities Rule Making Board (“MSRB”), including estimates for new issuance, commercial paper and variable-rate trading activity, and excluded these volumes from the estimated market volume data. While the Company still uses estimates, the new methodology for identifying and excluding these volumes from the market volume data is now based on MSRB “flags” to identify new issuance, commercial paper, and variable-rate volumes. For U.S. government bonds, the previous data source for estimated market volumes was the Federal Reserve Bank’s Reported Primary Dealer U.S. Treasury Bond Trading Volumes. The new source for U.S. government bond trading volumes is FINRA’s U.S. Treasury TRACE data. The Company believes that the refined methodology used for municipal bonds, and the new data source for U.S. government bonds, provides more accurate measures of estimated market volumes and estimated market share. Prior comparable periods have been recast retrospectively for both municipal and U.S. government bonds to conform to the updated presentation of the data.

Finally, we believe that the current level of electronic trading in our largest product areas is relatively low, creating a long runway for future market share growth. For example, we estimate that the level of electronic trading as a percentage of all means of trading (referred to as “electronic market share”) for U.S. high-grade bonds and U.S. high-yield bonds is approximately 50.0% and 30.0%, respectively. As a comparison, based on third-party estimates, the level of electronic market share for U.S. exchange traded cash equities, U.S. equity options and foreign exchange spots are each over 90.0%.

The Other Asset Classes Available on our Platforms

Through our acquisition of Pragma, we have diversified our product offering by providing automated and algorithmic trading products in equities and foreign exchange. In 2024, we agreed to acquire a majority stake in RFQ‑hub, a multi‑asset platform that connects buy‑side trading desks and portfolio managers with a large network of sell‑side market makers in Europe, North America and the APAC region for the trading of global listed and over the counter financial instruments, including ETFs and derivative instruments.

Our End-to-End Trading Solutions

A key principle of our strategy is connecting the most robust network of participants through our end-to-end trading solutions. The diverse trading protocols available on our platforms are complemented by a range of pre-trade intelligent data products, post-trade services and technology services. In 2024, 87.1% of our revenues were derived from commissions for transactions executed on our platforms, 6.2% of our revenues were derived from our data products, 5.2% of our revenues were derived from our post-trade services and 1.5% of our revenues were derived from our technology services.

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

In 2024, we continued our roll-out of X-Pro to our client base. We believe that this new platform more seamlessly combines enhanced trading workflows with our proprietary data and pre-trade analytics discussed under “— Integrated and Actionable Data Products” below. We plan to continue to expand the use of X-Pro by our broker-dealer and institutional investor clients for a variety of workflows, including automated trading and portfolio transactions.

Disclosed Request for Quote

Our traditional disclosed RFQ protocol allows our institutional investor clients to simultaneously request competing, executable bids or offers from our dealer clients and execute trades with the dealer of their choice from among those that choose to respond. We are not a counterparty to any of the disclosed RFQ trades that are executed on our platforms between institutional investor clients and dealer clients; rather, our platforms enable them to meet, agree on a price and then execute and settle the transaction directly with each other. The disclosed RFQ protocol is available in all our product areas and can be used for single bond inquiries, list trading, portfolio trading and swap trades. In 2024, over 60.0% of all credit volume on the MarketAxess platform was executed via a form of our disclosed RFQ protocol.

Open Trading

We offer Open Trading, our all-to-all trading solution, for most of our products and trading protocols. Open Trading complements our disclosed RFQ protocol by increasing the number of potential counterparties through allowing all participants to interact anonymously in an all-to-all trading environment of approximately 1,800 potential counterparties. We believe the increased liquidity drives meaningful price improvement to our clients and helps reduce liquidity risk in the fixed-income markets in which we participate. Open Trading participants are able to maintain their anonymity from trade initiation all the way through to settlement. Unlike our disclosed RFQ protocol, in connection with our Open Trading protocols, we execute bond transactions between and among institutional investor and broker-dealer clients on a matched principal basis by serving as counterparty to both the buyer and the seller in matching back-to-back trades.

We currently offer Open Trading protocols for most of our products, including U.S. high-grade bonds, U.S. high-yield bonds, Eurobonds, certain emerging market debt, municipal bonds, U.S. government bonds, agency bonds and other government bonds. Following the introduction of Open Trading on our platforms in 2013, we have continued to build upon the technology to develop more features and services. Our leading Open Trading protocols include Open Trading RFQ, Dealer RFQ, Mid-X sessions, Live Markets and our Diversity Dealer Initiative. In 2024, approximately 35.0% of all eligible credit volume on the MarketAxess platform was executed via Open Trading protocols.

Automated and Algorithmic Trading Solutions

We believe that our automated and algorithmic trading solutions, which allow clients to set eligibility criteria for their orders that our platforms will use to determine whether to execute a trade in accordance with the pre-defined parameters, increase trading efficiency and allow traders to focus on higher-value trades. We expect that bond trading velocity will grow in the years ahead due to the increased adoption of trading automation by both broker-dealer and institutional investor participants. Some of our fixed-income automation tools include Auto-X RFQ, Auto-X Responder, Adaptive Auto-X and U.S. Treasury Hedging.

In addition, we support a large and growing base of dealer market making algorithms. Dealer market making algorithms enhance the liquidity available on our platforms by increasing the number of competitive responses to each RFQ, thereby increasing a participant’s likelihood of completing a trade at the best price. In 2024, there were 40.9 million dealer algorithmic responses on our platforms, up 25.9% from 2023. In 2024, there were 245 client firms using our automated and algorithmic trading solutions, up 32.4% from 2023.

In 2023, we acquired Pragma, expanding our automated and algorithmic trading solutions offerings to include equities and foreign exchange for institutional clients, banks and broker-dealers, and securities exchanges. In the future, we anticipate that the Pragma technology driving our Adaptive Auto-X functionality will be utilized across the broader suite of automation solutions. The Pragma360 platform provides a customized software-as-a-service algorithmic trading solution with hosted and dedicated trading environments for clients, which is integrated with Panorama, Pragma’s advanced, web-based algorithm management system.

Order and Execution Workflow Solutions

We provide order and execution workflow solutions designed to meet the specific needs of our institutional investor and broker-dealer clients. For example, LiquidityBridge® is our execution management system offered to dealers that allows users to manage and facilitate the complex liquidity flows across multiple trading platforms, including the MarketAxess system. LiquidityBridge brings together real-time comparison and execution of bond prices across multiple sectors, allowing users to rapidly react to trading opportunities. In addition, Axess IQ™ is our order and execution workflow solution designed to meet the needs of the wealth management and private banking community by improving liquidity discovery, execution efficiency and alpha generation for firms with large numbers of individual client orders.

Integrated and Actionable Data Products

Timely and accurate data is particularly important in the fixed-income markets where real-time data has traditionally been scarce and transparency has been limited. Traders are increasingly using our data solutions for pre-trade analytics, automated execution, transaction cost analysis and liquidity metrics. We believe that our electronic trading platforms allow institutional investors to compile, sort and use information to discover investment opportunities that might have been difficult or impossible to identify using a manual information-gathering process or other electronic services. Our data products are based on the trading activity, completed transactions and trade reporting services that occur on or through our platforms, as well as public sources such as TRACE.

Our integrated and actionable data products include:

•
Liquidity solutions for (a) pre-trade analysis, including Relative Liquidity Score, which provides a defined measurement of the current liquidity for individual bonds and highlights the relative potential ease that a trader can expect when transacting in such instruments; (b) counterparty selection tools, such as an AI-driven dealer selection tool, which predicts which counterparties are most likely to win a trade; and (c) per trade expectations of dealer responses.
•
Real time pricing solutions, such as (a) CP+, a pricing algorithm that generates near real-time pricing for U.S. high grade, U.S. high yield, Eurobonds, emerging markets, European government bonds and municipal bonds, based on a variety of data inputs, including feeds from our trading platforms, our post-trade services and TRACE; and (b) Axess All, the first intra-day trade tape for the European fixed-income market, that is sourced from the thousands of daily bond transactions processed by our post-trade services business and includes aggregated volume and pricing for the most actively traded European fixed-income instruments.
•
Market data solutions that offer additional price discovery and liquidity analysis, including end of day and intraday volume and pricing files for TRACE and non-TRACE securities.

We also seek to develop new strategic data partnerships to increase the distribution of our data products. For example, in 2022, we announced a strategic collaboration with MSCI Inc. to create co-branded fixed-income indices incorporating our liquidity data. Today, such indices include the MSCI MarketAxess EUR HY Tradable Corporate Bond Index, MSCI MarketAxess EUR IG Tradable Corporate Bond Index, MSCI MarketAxess USD HY Tradable Corporate Bond Index and MSCI MarketAxess USD IG Tradable Corporate Bond Index. Finally, in 2024, we partnered with S&P Global Market Intelligence to integrate S&P Global Bond Reference Data into our suite of data products and include CP+ real-time pricing in S&P Global’s Evaluated Bond Pricing.

Post-Trade Services

We provide post-trade matching and regulatory reporting services for E.U. and U.K. investment firms and market and reference data across a range of fixed-income products. In response to the requirements of the E.U. Markets in Financial Instruments Directive (“MiFID II”) and U.K. equivalent, we have developed a comprehensive suite of value-add solutions, including SensAI, pre-trade transparency services, systematic internaliser (“SI”) determination and monitoring, best execution reporting, commodity position reporting, data quality analysis and peer benchmarking.

In the E.U. and U.K., all firms regulated as “investment firms” under MiFID II are required to submit complete and accurate details of qualifying transactions to their national regulator no later than the close of the working day following the date of the transaction. This process is known as transaction reporting. Firms may either report directly to their regulator or use an entity that is licensed as an Approved Reporting Mechanism (“ARM”), such as our subsidiaries in the U.K. and the Netherlands, to validate and submit such reports to their regulator. Our multi-asset class ARM reporting solution allows our clients to report to 25 different European regulators. We have also collaborated with Equilend on a full front-to-back Securities Financing Transactions Regulation (“SFTR”) solution to support mutual clients with their SFTR reporting requirements.

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

Technology Services

Through our acquisition of Pragma, we provide Polaris, a high-performance execution management service (“EMS”), to the New York Stock Exchange and their clients. Polaris is customized to the requirements of the NYSE’s equity floor brokers and incorporates an HTML5 interface to provide the brokers with dynamic visualizations, customized alerting, complex workflows and algorithmic execution.

Our Clients

Approximately 2,100 institutional investor and broker-dealer firms are active users of our platforms. We have developed trusted relationships with many of our clients and have invested in maintaining strong relationships with our largest clients. Although institutional investors, specialist market making firms, proprietary trading firms and other non-traditional liquidity providers have increasingly provided liquidity on our platforms through Open Trading, we believe traditional broker-dealers still represent the principal source of secondary market liquidity in the markets in which we operate. Certain of our clients may account for a significant portion of our trading volume. Market knowledge and feedback from these clients have also been important factors in the development of many of our offerings and solutions. Our institutional investor and broker-dealer clients are increasingly trading multiple products on our platforms and using multiple trading protocols in order to execute upon their trading strategies.

Our Technology

Proprietary Technology

Our electronic trading platforms are based on a secure and scalable architecture that makes broad use of distributed computing to achieve speed and reliability. Our technology provides clients with end-to-end and customizable connectivity to fixed-income markets.

We support the achievement of best execution through our many trading protocols, including technologies such as our recently launched new platform, X-Pro, and our all-to-all Open Trading protocols. In designing X-Pro, we enhanced the trading experience by providing traders with a flexible user experience, intuitive workflows and easy access to our proprietary data and pre-trade analytics. Open Trading increases the number of potential trading counterparties by allowing participants to interact anonymously in an all-to-all trading environment of approximately 1,800 potential counterparties. We believe this technology enhances our institutional investor clients’ ability to obtain a competitive price by allowing all Open Trading participants to interact with each other and increases the likelihood of receiving a competitive price response. We estimate that Open Trading generated approximately $488.8 million of price improvement for our clients in 2024.

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
•
Continuing product delivery and improvement of features. Our technology team is focused on our agile product development cycle and continued innovation of our platforms with new features. During the year ended December 31, 2024, we delivered approximately 1,000 unique new business and technical features to our clients.

See Part I, Item 1C. – “Cybersecurity” for more information about our cybersecurity program as well as Part I, Item 1A. – “Risk Factors — Technology, IT Systems and Cybersecurity Risks.”

Sustainability

We are focused on growing our business by delivering sustainable long-term value. Our sustainability strategy encompasses both corporate and commercial objectives.

Corporate Sustainability Objectives

Our Sustainability Reports include the results of the Company’s comprehensive non-financial sustainability materiality and prioritization assessment, which we use to assist in managing and driving long-term business performance. The Sustainability Reports also include the Company’s reporting against the Task Force on Climate-Related Disclosure (TCFD) framework in order to provide additional insight into our climate change practices and policies. The Company also provides climate-related disclosures through the Climate Disclosure Project’s (CDP) Climate Change Questionnaire. Please also refer to “— Human Capital Resources” for additional information on our human capital management strategies.

Our Sustainability Reports, which can be found on our corporate website (available at https://www.marketaxess.com/sustainability), and CDP questionnaire responses are not, and shall not be deemed to be, a part of this Annual Report on Form 10-K or incorporated into any of our other filings made with the U.S. Securities and Exchange Commission (the “SEC”).

Commercial Sustainability Objectives

In order to help our institutional investor and broker-dealer clients meet their sustainability goals and strategies, we have developed sustainability-integrated product offerings. For example, through our “Trading for Trees” program, five trees are planted by One Tree Planted, our partner charitable organization, for every $1.0 million of green bond trades executed on our platforms. In 2024, $64.0 billion in green bond trading volume was executed globally on our platforms.

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

The Company began purchasing renewable energy-related transferable tax credits under the Inflation Reduction Act (the “IRA”) in 2023. The transferability market created by the IRA allows producers of renewable energy or related manufacturing components to sell the tax credits generated by their activities to corporate purchasers. Through the purchase of these credits, the Company has reduced its federal tax liability while supporting innovative companies in the renewable energy space.

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

Seasonality

Our revenue can be impacted by seasonal effects caused by increased levels of new bond issuance, which often occurs in the first quarter of a year, or slowdowns in trading activity, particularly during the customary holiday periods in August and December.

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

We primarily compete on the basis of our client network, the liquidity provided by our broker-dealer clients, the unique liquidity and the potential for price improvement offered by our Open Trading protocols, the total transaction costs associated with our services, the breadth of products, protocols and services offered, as well as the quality, reliability, security and ease of use of our platforms. We believe our competitive position is enhanced by the familiarity and integration of our clients’ systems with our electronic trading platforms and other systems.

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
•
EMS and OMS Providers – There are various providers of EMS and order management services (“OMS”) that have announced plans to offer aggregation of trading venue liquidity, as well as direct-to-dealer fully electronic trading solutions.
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

The written agreements upon which we rely to protect our proprietary technology, processes and intellectual property include agreements designed to protect our trade secrets. Examples of these written agreements include third-party nondisclosure agreements, employee nondisclosure and inventions assignment agreements, and agreements with customers, contractors and strategic partners. Other written agreements upon which we rely to protect our proprietary technology, processes and intellectual property take many forms and contain provisions related to patent, copyright, trademark and trade secret rights.

We have registered the MarketAxess® name and logo for trademark in the U.S., Europe and in other parts of the world. We also have a number of other registered or pending trademarks and service marks globally, including Open Trading®, BondTicker®, Axess IQ® and Axess All® among others. In addition, we own, or have filed applications for, the rights to trade names, copyrights, domain names and service marks that we use in the marketing of products and services to clients.

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

The regulatory environment in which we operate is subject to constant change. We are unable to predict how certain new laws and proposed rules and regulations will be implemented or in what form, or whether any changes to existing laws, rules and regulations, including the interpretation, implementation or enforcement thereof or a relaxation or amendment thereof, will occur in the future. We believe that uncertainty and potential delays around the final form of certain new rules and regulations may negatively impact our clients and trading volumes in certain markets in which we transact, although a relaxation of or the amendment of existing rules and requirements could potentially have a positive impact in certain markets. For example, regulators are speaking more regularly about the benefits of all-to-all trading to promote market resiliency in fixed-income products. While we generally believe the net impact of the laws, rules and regulations may be positive for our business, it is possible that unintended consequences may materially adversely affect us in ways yet to be determined. See Part I, Item 1A. – “Risk Factors – Regulatory and Legal Risks – Our business and the trading businesses of many of our clients are subject to increasingly extensive government and other regulation, which may affect our trading volumes and increase our cost of doing business.”

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

Much of the regulation of broker-dealers’ operations in the United States has been delegated to self-regulatory organizations. These self-regulatory organizations adopt rules (which are generally subject to approval by the SEC) that govern the operations of broker-dealers and conduct periodic inspections and examinations of their operations. In the case of our U.S. broker-dealer subsidiaries, the principal self-regulatory organization is FINRA. Our U.S. broker-dealer subsidiaries are subject to both scheduled and unscheduled examinations by the SEC and FINRA. In addition, our municipal securities-related activities are subject to the rules of the MSRB and certain of our introducing broker activities are subject to the rules of the National Futures Association (“NFA”) and Commodity Futures Trading Commission (“CFTC”).

The SEC recently conducted a review of the regulatory framework for fixed-income electronic trading platforms for the purpose of evaluating the potential regulatory gaps that may exist among such platforms, including ours, with respect to access to markets, system integrity, surveillance and transparency, among other things. In January 2022, as a result of this review, the SEC proposed rules that will expand Regulation ATS and Regulation SCI to ATS’ that trade government securities and amend the SEC rule regarding the definition of an “exchange” to include Communication Protocol Systems, such as our RFQ protocols. If these proposed rules are adopted as proposed, we expect that we will have to operate additional trading protocols in compliance with Regulation ATS and we could become subject to Regulation SCI for certain parts of our business in the future. Following the recent change in U.S. presidential administrations, however, it is unknown to what extent new legislation will be passed into law or whether pending or new regulatory proposals will be adopted, abandoned or modified, or what effect such passage, adoption, abandonment or modification will have, whether positive or negative, on our industry, our clients or us.

The SEC also adopted final rules regarding the central clearing of certain secondary market transactions involving U.S. Treasury securities, which are currently set to become effective for certain cash market transactions on December 31, 2025 and repurchase and reverse repurchase transactions on June 30, 2026. Once effective, this central clearing mandate will impact certain of our participants who do not centrally clear such trades today, and some of our investor clients have expressed concerns about using platforms that will require the clearing of any resultant trades executed on such platforms. While we expect this change will increase our own platform efficiency, it is still unknown at this time the full impact of this change, and what effect it will have, whether positive or negative, on our industry, our clients or us.

Non-U.S. Regulation

Outside of the United States, we are currently directly regulated by: the Financial Conduct Authority (the “FCA”) in the U.K., De Nederlandsche Bank (“DNB”) and the Netherlands Authority for the Financial Markets (the “AFM”) in the Netherlands, the European Securities and Markets Authority (“ESMA”) in the E.U., the Monetary Authority of Singapore in Singapore, the Investment Industry Regulatory Organization of Canada (the “IIROC”) and provincial regulators in Canada, and the Securities and Exchange Commission and Central Bank in Brazil. We also hold cross-border licenses or permissions to operate in other jurisdictions with other regulatory bodies, including the Swiss Financial Market Supervisory Authority (“FINMA”), the Securities & Futures Commission of Hong Kong, the Australian Securities and Investment Commission in Australia (“ASIC”), the Danish Financial Supervisory Authority, the German Federal Financial Supervisory Authority (“BaFin”), the Commission de Surveillance du Secteur Financier of Luxembourg, the Italian Commissione Nazionale per le Società e la Borsa, the Norwegian Financial Supervisory Authority, the Finnish Financial Supervisory Authority, the China Foreign Exchange Trade System (“CFETS”), a direct subsidiary of the People’s Bank of China and China’s Bond Connect Company Limited.

The FCA’s strategic objective is to ensure that the relevant markets function properly and its operational objectives are to protect consumers, to protect and enhance the integrity of the U.K. financial system and to promote effective competition in the interests of consumers. It has investigative and enforcement powers derived from the Financial Services and Markets Act (the “FSMA”) and subsequent legislation and regulations. Subject to the FSMA, individuals or companies that seek to acquire or increase their control in a firm that the FCA regulates are required to obtain prior approval from the FCA.

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

The securities industry and financial markets in the 27 member states of the E.U. are regulated by the National Competent Authorities in each member state, or with respect to Data Reporting Services Providers (“DRSPs”), such as our E.U. post-trade business, by ESMA itself. E.U. regulations provide for a cross-border “passporting regime”, which allows us to provide our regulated services to customers throughout the E.U. in reliance upon AFM authorizations for our subsidiaries in the Netherlands. We have also established regulatory branches of our E.U. trading venue in Italy and Germany, which allows the Company to have a physical presence in those jurisdictions.

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

Following a recent review of the effectiveness of the changes introduced pursuant to MiFID II and MiFIR in 2018, the European Parliament, the European Council and the European Commission adopted a package of revisions to MiFID II and MiFIR in January 2024 (the “MiFIR Review”). In 2024, the first stage of the MiFIR Review became effective, with full effectiveness expected in 2026. The MiFIR Review includes, amongst other things; (i) changes in the publication arrangements for investment firms, (ii) removal of certain best execution reporting requirements, (iii) removal of non-equity pre-trade transparency for RFQ protocols, (iv) introduction of data quality and pricing standards, (v) introduction of organizational requirements for APAs and ARMs, and (vi) significant changes to the proposed E.U. consolidated tape framework for all transactions executed on E.U. trading platforms, such as our multilateral trading facilities (“MTFs”). ESMA is currently required to select a single consolidated tape provider for the E.U. (the “CTP”) for bonds under its authorization and all E.U. trading venues will be obliged to share their trading data with the CTP. The selection process for the CTP for bonds commenced in early 2025, and we currently expect that operation of the E.U. CTP will begin no sooner than the fourth quarter of 2025.

Although MiFID II and MiFIR were intended to help improve the functioning of the E.U. single market by achieving a greater consistency of regulatory standards, the U.K.’s departure from the E.U. in 2020 (commonly referred to as “Brexit”), has introduced additional operational complexity as the regulatory standards are diverging between the U.K. and the E.U. In general, MiFID II and MiFIR continue to cause us to expend significantly more compliance, business and technology resources, to incur additional operational costs and has created additional regulatory exposure for our trading and post-trade businesses. While we generally believe the net impact of the rules and regulations, and the ongoing changes has been positive for our businesses, unintended consequences of the rules and regulations (and ongoing amendments thereto) may adversely affect us in ways yet to be determined. In particular, the divergence of the U.K. from the E.U. following Brexit in relation to the future development of MIFID II and MiFIR and other rules and regulations within the financial markets (such as the Central Securities Depository Regulation or E.U.’s Digital Operational Resilience Act (“DORA”)) may further increase the complexity, operational costs and compliance requirements of our business in the U.K. and E.U. See Part I, Item 1A. — “Risk Factors — Regulatory and Legal Risks – The growing divergence of the U.K. and E.U. legal and regulatory requirements following Brexit could materially adversely impact our business, clients, financial condition, results of operations and prospects.”

DORA, which focuses on the security of network and information systems of financial services entities, as well as third parties which provide certain information communication technologies services (“ICTs”) to them, became applicable to portions of our business in January 2025. DORA has, among other things, introduced significant additional ICT-related governance, risk management, resilience testing and sub-contracting and notification requirements.

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

Americas

MarketAxess Corporation is registered as a broker-dealer with the SEC and as an introducing broker with the CFTC. It is a member of FINRA, the MSRB, the NFA and the Securities Investor Protection Corporation (“SIPC”).

Pragma LLC is a broker-dealer registered with the SEC and is a member of FINRA and the SIPC.

MarketAxess Canada Company is registered as an Alternative Trading System with the Ontario Securities Commission, the Autorité des Marchés Financiers, the British Columbia Securities Commission and the Alberta Securities Commission and is a member of IIROC.

MarketAxess Plataforma de Negociacao Ltda. is authorized through its parent (MarketAxess Holdings Inc.) by Comissão de Valores Mobiliários and BACEN (Central Bank of Brazil) to provide a system in Brazil for the trading of fixed-income securities by sophisticated institutional investors.

MarketAxess Colombia Corporation is registered with the Superintendence of Finance of Colombia as an Information System.

U.K. and the E.U.

MarketAxess Capital Limited is authorized and regulated by the FCA as a U.K. MiFID investment firm (limited license) and acts as a matched principal counterparty for Open Trading transactions.

MarketAxess Europe Limited is authorized and regulated by the FCA to operate an MTF, licensed by ASIC to have an Australian Markets License, recognized by FINMA as a foreign trading venue, licensed by BaFin under the German Securities Trading Act, licensed by the Securities & Futures Commission of Hong Kong as an Automated Trading Service and licensed by the Monetary Authority of Singapore as a Recognized Market Operator. In addition, following Brexit, MarketAxess Europe Limited is recognized or licensed on a cross-border basis to provide its services in Italy and Finland and on a temporary cross-border basis in each of Luxembourg, Denmark and Norway.

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

Human Capital Resources

As of December 31, 2024, we had 891 employees, 575 of whom were based in the U.S. and 316 of whom were based outside of the U.S., principally in the U.K. During fiscal year 2024, we increased our number of employees by 10, or 1.1%, compared to an increase of 137, or 18.4%, in 2023. None of our employees is represented by a labor union. We consider our relationships with our employees to be good and have not experienced any interruptions of operations due to labor disagreements.

Our talent management strategy is focused on attracting, developing and retaining top talent within the Company. We use a variety of hiring sources to broaden our candidate pools, including employee referrals, recruitment vendors, postings on a variety of job boards, partnering with diverse professional organizations and student organizations, and attending various recruiting events. The market for qualified staff, especially technology professionals, continues to be competitive in our talent markets. Many companies, including our competitors and firms outside of our industry, are interested in hiring our experienced personnel. We believe that one of the ways we have successfully retained staff with lower attrition than market is through the successful implementation of our hybrid work environment. We also offer competitive benefits programs to employees in all regions, including comprehensive medical, dental, and vision plans, disability programs and various vehicles for saving for the future.

We are committed to positioning MarketAxess for further growth through ongoing talent management, succession planning and the deepening of our leadership bench. We utilize regular critical role assessments and talent reviews to ensure that the Company has adequate talent to run the Company’s business today and evolve the Company for the future. We maintain short- and long-term succession plans for our global management team and certain critical roles reporting into them.

We believe that investing in development for our employees is crucial to our success and ability to attract and retain the best talent in our industry. Currently, we offer a customized management training program for new managers and accelerated leadership development for our more seasoned leaders who we believe may assume broader or more complex roles within the Company in the future. We offer a range of live and on-demand technical, markets-related, product management and professional skills development to all employees globally to enable employees to develop a broad spectrum of skills and continue their career growth at MarketAxess.

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

Item 1A. Risk Factors.

Risk Factors Summary

The following is a summary of the principal risks and uncertainties described in more detail in this Annual Report on Form 10-K:

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
•
Issues related to the development and use of AI may result in reputational harm, liability, or other adverse consequences to our business operations.
•
We depend on third-party suppliers for key products and services.
•
Our success depends on maintaining the integrity and capacity of our electronic trading platforms, systems and infrastructure.
•
System failures, interruptions, delays in service, catastrophic events and resulting interruptions in the availability of our trading platforms could materially harm our business and reputation.
•
If we experience design defects, errors, failures or delays with our platforms, products or services, including our automated and algorithmic trading solutions and pricing algorithms, our business could suffer serious harm.
•
Malicious cyber-attacks, attempted cybersecurity breaches, and other adverse events affecting our operational systems or infrastructure, or those of third parties, could disrupt our businesses, result in the disclosure of confidential information, cause system unavailability damage our reputation and cause losses or regulatory penalties.
•
Our actual or perceived failure to comply with privacy and data protection laws, regulations, and obligations could harm our business.

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
•
Our use of open-source software could result in litigation or require us to re-engineer our platforms or use other commercial solutions.

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
•
The growing divergence of the U.K. and E.U. legal and regulatory requirements following Brexit could materially adversely impact our business, clients, financial condition, results of operations and prospects.
•
The extensive regulation of our business means we have ongoing exposure to potentially significant costs and penalties.
•
We are subject to the risks of litigation and securities laws liability.
•
If our tax filing positions were to be challenged by federal, state and local, or foreign tax jurisdictions, we may not be wholly successful in defending our tax filing positions.

Climate and Sustainability Risks

•
Risks related to climate change or other sustainability risks could adversely affect our operations or reputation.

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

The global financial services business is, by its nature, risky and volatile and is directly affected by many national and international factors that are beyond our control. Recently, for example, the 2023 regional banking crisis, rising interest rates and inflation, the COVID-19 pandemic and the Russia-Ukraine war, each created significant volatility in the markets we serve and increased uncertainty and economic disruption. Certain of the factors below have caused, and may in the future cause, a substantial decline in the U.S. and/or global financial services markets, resulting in reduced trading volume, and could have a material adverse effect on our business, financial condition and results of operations. These factors include:

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
•
the emergence of widespread health emergencies or pandemics, including the COVID-19 pandemic;
•
actual or threatened acts of war or terrorism or other armed hostilities, as well as international sanctions levied against countries and other parties;
•
actual or threatened trade wars, or other governmental action related to tariffs, international trade agreements or trade policies;
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
•
concerns over credit default or bankruptcy of one or more sovereign nations or corporate entities; and
•
legislative, administrative, regulatory or government policy changes, including changes to financial industry regulations and tax laws.

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

Likewise, decreases in our share of the segments of the fixed-income trading markets in which we operate, or shifts in trading volume to segments of clients or trading protocols which we have not significantly penetrated, could result in lower trading volume on our platforms and, consequently, lower commission revenue. During periods of increased volatility in fixed-income markets, the use of electronic trading platforms to trade certain highly volatile or distressed bonds may decrease, such as occurred during the regional banking crisis in 2023. In addition, during rapidly moving markets, broker-dealers are less likely to post prices electronically. Our market share of the fixed-income trading markets is also impacted by a variety of other factors, including the amount of new issuances of corporate debt, the level of bond fund inflows or outflows, the percentage of volumes comprised of Rule 144A transactions, the percentage of volumes comprised of larger trades (such as block trades or portfolio trades), the level of credit spreads and credit volatility and whether the prevalent market environment is an “offer wanted” or “bid wanted” environment.

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

A decline in overall market volumes, trading volumes on our platforms, our platforms’ market share for any reason or the increased usage of portfolio trading in lieu of other trading protocols on our platforms would negatively affect our commission revenue and may have a material adverse effect on our business, financial condition and results of operations.

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
•
respond effectively to competitive pressures and technological advances, including the use of new or disruptive technology such as AI;
•
respond effectively to the loss of any of our significant broker-dealer or institutional investor clients, including due to merger, consolidation, bankruptcy, liquidation or another cause (including, among other things, the collection of any amounts due from such clients);
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

The fixed-income securities industry generally, and the electronic financial services markets in which we operate in particular, are highly competitive, and we expect competition to intensify in the future. Within our markets, we compete based on our ability to provide our clients with deep liquidity, a broad network of market participants, a wide range of products and protocols, and comprehensive pre-trade, trade and post-trade functionality, as well as the reliability, security and ease of use of our electronic platforms and solutions, among other factors. Our trading platforms primarily compete with other electronic trading platforms and trading businesses conducted directly between broker-dealers and their institutional investor clients over the telephone, email or instant messaging. Our current and prospective trading platform competitors are numerous and include:

•
other multi-party electronic trading platforms;
•
EMS and OMS providers;
•
securities and futures exchanges; and
•
technology, software, and information services or other companies that have existing commercial relationships with broker-dealers or institutional investors.

Our data, post-trade and automated and algorithmic trading solutions businesses compete against market data and information vendors, other approved regulatory reporting businesses and commercial algorithm providers, respectively.

Many of our current and potential competitors are more established and substantially larger than we are and have substantially greater market presence, as well as greater financial, technical, marketing and other resources. These competitors have previously aggressively reduced, and may in the future further aggressively reduce, their pricing to enter, or otherwise compete in, market segments in which we provide services, potentially subsidizing any losses with profits from trading in other fixed-income or equity securities or other business operations. In addition, many of our competitors offer a wider range of services, have broader name recognition and have larger customer bases than we do. Some of them may be able to respond more quickly to new or evolving opportunities, technologies and client requirements than we can and may be able to undertake more extensive promotional activities.

Competition in the markets in which we operate has intensified due to consolidation, which has resulted in increasingly large and sophisticated competitors. In recent years, our competitors have made acquisitions and/or entered joint ventures and consortia to improve the competitiveness of their electronic trading offerings. If, because of industry consolidation, our competitors are able to offer lower cost and/or a wider range of trading venues and solutions, obtain more favorable terms from third-party providers or otherwise take actions that could increase their market share, our competitive position and therefore our business, financial condition and results of operations may be materially adversely affected.

Our operations also include the sale of pre- and post-trade services, analytics, and market data services. There is a high degree of competition among market data and information vendors in solutions for pre- and post-trade data, analytics and reporting, and such businesses may become more competitive in the future as new competitors emerge. Some of these companies are already in or may enter the electronic trading business. Accordingly, some of our competitors may be able to combine use of their electronic trading platforms with complementary access to market data and analytical tools and/or leverage relationships with existing clients to obtain additional business from such clients, which could preempt use of our platforms or solutions. For example, Bloomberg, Refinitiv and Intercontinental Exchange own trading platforms that compete with ours and also have a data and analytics relationships with the vast majority of institutional, wholesale and retail market participants. If we are not able to compete successfully in this area in the future, our revenues could be adversely impacted and, as a result, our business, financial condition and results of operations would be materially adversely affected.

Risks Related to our Future Levels of Business, Profitability and Growth

Neither the sustainability of our current level of business nor any future growth can be assured. Even if we do experience growth, we may not grow profitably.

The success of our business strategy depends, in part, on our ability to maintain and expand the network of market participants that use our electronic trading platforms. Our business strategy also depends on increasing the use of our platforms by these participants for a wide range of fixed-income products and trade sizes. Individuals at broker-dealers or institutional investors may have conflicting interests, which may discourage their use of our platforms. In certain of our product areas, growth rates for the use of our electronic trading services have slowed in recent years and such growth rates may not resume or increase in the future.

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

In addition, under certain of our fee plans, our fees are designated in basis points in yield (and, as a result, are subject to fluctuation depending on the duration of the bond traded) or our fees vary based on trade size or maturity. For example, during recent periods, a significant rise in corporate bond yields contributed to a decrease in the duration of the bonds traded on our platforms, which had a negative effect on our average credit variable transaction fee per million. We anticipate that our average fees per million may continue to vary in the future due to changes in yield, years-to-maturity and nominal size of bonds traded on our platforms. Consequently, past trends in commissions are not necessarily indicative of future commissions.

As we enter new markets, we may not be able to successfully attract clients and adapt our technology and marketing strategy for use in those markets.

Our strategy includes leveraging our electronic trading platforms to enter new markets, including new asset classes, products and geographies, including markets where we have little or no operating experience. For example, with the acquisition of Pragma in 2023, we began providing algorithmic trading and quantitative execution solutions in the equities and foreign exchange markets, and in 2024, we agreed to acquire a majority stake in RFQ-hub, a platform specializing in ETFs and derivatives. We may have difficulties identifying and entering into new markets due to established competitors, lack of recognition of our brand and lack of acceptance of our platforms and solutions, as has occurred with certain of our initiatives in the past.

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
•
difficulties in staffing and managing foreign operations, including, as a result of Brexit, our access to, and our ability to compete for and hire, skilled employees in both the U.K. and the E.U.;
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

Higher capital requirements on trading activity by bank-affiliated broker-dealers may reduce their incentives to engage in certain market making activities and may impair market liquidity. If bank-affiliated broker-dealers reduce their trading activity and that activity is not replaced by other market participants, the level of liquidity and pricing available on our trading platforms would be negatively impacted, which could adversely affect our operating results. In addition, over the past several years, there has been significant consolidation among firms in the banking and financial services industries and several of our large broker-dealer clients have reduced their sales and trading businesses in fixed-income products. Further consolidation, instability, and layoffs in the financial services industry could result in a smaller client base and heightened competition, which may lower volumes.

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

There can be no assurance that we will be able to retain our major institutional investor clients or that such clients will continue to use our trading platforms. The loss of a major institutional investor client or any reduction in the use of our electronic trading platforms by such clients could have a material adverse effect on our business, financial condition and results of operations.

Credit and Operational Risks

We are exposed to risks in connection with certain transactions in which we act as a matched principal intermediary.

In connection with our Open Trading or order routing protocols, we execute certain transactions between and among institutional investor and broker-dealer clients on a matched principal basis by serving as counterparty to both the buyer and the seller in trades which are then settled by us or through a third-party clearing broker. Settlement typically occurs within one to two trading days after the trade date. Cash settlement of the transaction occurs upon receipt or delivery of the underlying instrument that was traded.

We are exposed to credit and performance risks in our role as matched principal trading counterparty to the clients on our platforms, including the risk that counterparties that owe us money or securities will not perform their obligations. These parties may default on their obligations to us due to bankruptcy, lack of liquidity, operational failure or other reasons. Adverse movements in the prices of securities that are the subject of these transactions can increase our risk. In connection with Open Trading or other anonymous order routing or trading protocols, we expect that the number of transactions in which we act as a matched principal will increase.

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

•
enhance and innovate our existing products and services;
•
develop and/or license new products and technologies that address the increasingly sophisticated and varied needs of our broker-dealer and institutional investor clients and prospective clients;
•
continue to attract and retain highly-skilled technology personnel; and
•
respond to technological advances and emerging industry standards and practices on a cost-effective and timely basis.

Developing our electronic trading platforms and other technology entails significant technical and business risks and expenses. We may use new technologies ineffectively or we may fail to adapt our existing technologies to meet broker-dealer or institutional investor client requirements or emerging industry or regulatory standards. If we face material delays in introducing new services, products and enhancements, such as X-Pro, our clients may forego the use of our platforms and use those of our competitors. In addition, we have incurred significant expenses on technology in the past and such expenses are expected to continue in the future. Some of these investments have generated, and may continue to generate, limited revenues and have reduced, and may continue to reduce, our operating margin. If our investments are not successful longer-term, our business and financial performance may be harmed.

Further, the adoption of new internet, networking, cloud, telecommunications, machine learning, AI or blockchain technologies may require us to devote substantial resources to modify and adapt our services. We may not be able to successfully implement new technologies or adapt our proprietary technology and transaction-processing systems to client requirements or emerging industry or regulatory standards. We may not be able to respond in a timely manner to changing market conditions or client requirements.

Issues related to the development and use of AI may result in reputational harm, liability, or other adverse consequences to our business operations.

We use AI technologies in our business, including in certain of our product offerings, and we are making investments in expanding AI capabilities in our products and tools. AI technologies are complex, and generative AI technologies, in particular, are rapidly evolving. The introduction of AI technologies, including generative AI, into new or existing products or our internal business processes may result in new or enhanced governmental or regulatory scrutiny, confidentiality or security risks, privacy concerns, ethical challenges, or other complications that could adversely affect our business, reputation, or financial results.

In addition, the intellectual property ownership and license rights surrounding AI technologies are currently not fully addressed by courts or regulators. The use or adoption of AI technologies in our products or internal business services may result in exposure to claims by third parties of copyright infringement or other intellectual property misappropriation. Such use or adoption could also lead to the loss of our intellectual property rights. The evolving legal, regulatory, and compliance framework for AI technologies may also impact our ability to protect our own data and intellectual property against infringing use.

If our AI development, deployment, content labeling or governance is ineffective or inadequate, it may result in competitive disadvantage, reputational harm, liability, or other adverse consequences to our business operations.

We depend on third-party suppliers for key products and services.

We rely on several third parties to supply elements of our trading, information and other systems, as well as computers and other equipment, and related support and maintenance. These providers may not be willing and/or able to continue to provide these services in an efficient, cost-effective manner, if at all; adequately expand their services to meet our needs; or meet the increasing regulatory requirements applicable to certain technology and data services providers to financial institutions. See “Regulatory and Legal Risks – Our business and the trading businesses of many of our clients are subject to increasingly extensive government and other regulation, which may affect our trading volumes and increase our cost of doing business.” If we are unable to make alternative arrangements for the supply of critical products or services in the event of a malfunction of a product or an interruption in or the cessation of service by an existing service provider, our business, financial condition and results of operations could be materially adversely affected.

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

We also rely, and expect in the future to continue to rely, on third parties for various systems and services, such as communications providers, online service providers, data processors, cloud computing and data centers, cybersecurity service providers, software and hardware vendors. Any interruption in these or other third-party services or deterioration in their performance could impair the quality of our service. We cannot be certain of the financial viability of all of the third parties on which we rely.

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

As our operations grow in both size, complexity and scope, we will need to continually improve and upgrade our electronic trading platforms and infrastructure to accommodate potential increases in order message volume and trading volume, the trading practices of new and existing clients, regulatory changes and the development of new and enhanced trading platform features, functionalities and ancillary products and services. The expansion of our electronic trading platforms and infrastructure has required, and will continue to require, substantial financial, operational and technical resources. These resources will typically need to be committed well in advance of any actual increase in trading volumes and order messages. Our estimates of future trading volumes and order messages may not be accurate and our systems may not be able to accommodate actual trading volumes and order messages without failure or degradation of performance. Furthermore, we use new technologies to upgrade our established systems, and the development of these new technologies also entails technical, financial and business risks. We may not successfully implement new technologies or adapt our existing electronic trading platforms, technology and systems to the requirements of our broker-dealer and institutional investor clients or to emerging industry standards. The inability of our electronic trading platforms to accommodate increasing trading volume and order messages would also constrain our ability to expand our business.

System failures, interruptions, delays in service, catastrophic events and resulting interruptions in the availability of our trading platforms could materially harm our business and reputation.

Our business depends on the efficient and uninterrupted operation of our trading platforms, systems, networks and infrastructure. We, or our third-party providers, may experience system failures or business interruptions in the future, as has occurred from time-to-time in the past. Our systems, networks, infrastructure and other operations, in particular our trading platforms, are vulnerable to impact or interruption from a wide variety of causes, including:

•
irregular or heavy use of our trading platforms during peak trading times or at times of increased market volatility;
•
power, internet or telecommunications failures;
•
hardware failures or software errors;
•
human error, acts of vandalism or sabotage;
•
catastrophic events, including those that are occurring with increasing frequency due to climate change such as natural disasters and extreme weather events;
•
acts of war or terrorism;
•
malicious cyberattacks or cyber incidents, such as unauthorized access, ransomware, loss or destruction of data, computer viruses or other malicious code; and
•
the loss or failure of systems over which we have no control, such as loss of support services from critical third-party providers.

Failures of, or significant interruptions, delays or disruptions to our systems, networks or infrastructure have in the past, and could in the future, result in:

•
disruption to our operations, including disruptions in service to our clients;
•
slower response times;
•
distribution of untimely or inaccurate market data to clients who rely on this data for their trades;
•
delays in trade execution; incomplete or inaccurate accounting, recording or processing of trades;
•
significant expense to repair, replace or remediate systems, networks or infrastructure;
•
financial losses and liabilities to clients;
•
loss of clients; or
•
legal or regulatory claims, proceedings, penalties or fines.

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

While we generally have disaster recovery and business continuity plans in place for much of our business, including redundant systems, networks, computer software and hardware and data centers to address interruption to our normal course of business, our systems, networks and infrastructure may not always be fully redundant and our disaster recovery and business continuity plans may not always be sufficient or effective. Similarly, although some contracts with our third-party providers as well as relevant law require adequate disaster recovery or business continuity capabilities, we cannot be certain that these will be adequate or implemented properly. Our disaster recovery and business continuity plans are heavily reliant on the availability of cloud service providers, internet and mobile phone technology, so any disruption of those systems may affect our ability to recover promptly from a crisis situation. If we are unable to execute our disaster recovery and business continuity plans, or if our plans prove insufficient for a particular situation or take longer than expected to implement in a crisis situation, it could have a material adverse effect on our business, financial condition and results of operations, and our business interruption insurance may not adequately compensate us for losses that may occur.

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

Malicious cyber-attacks, attempted cybersecurity breaches, and other adverse events affecting our operational systems or infrastructure, or those of third parties, could disrupt our businesses, result in the disclosure of confidential information, cause system unavailability, damage our reputation and cause losses or regulatory penalties.

The operation of our electronic trading platforms relies on the secure processing, storage and transmission of a large amount of transactional data and other confidential sensitive data (including confidential client and personal information). Our computer systems, software and networks (or those of our third-party vendors, including cloud service providers) may be vulnerable to unauthorized access, loss or destruction of data (including confidential and personal customer information), ransomware, unavailability or disruption of service, computer viruses, acts of vandalism, or other malicious code, cyber-attack and other harmful events that could have an adverse security impact. Further, as AI technologies, including generative AI models develop rapidly, bad actors may use these technologies to create new sophisticated attack methods that are increasingly automated, targeted and coordinated and more difficult to defend against.

We deploy measures that seek to protect, detect, respond and recover from cyber threats, including identity and access controls, data protection, vulnerability management, incident response, secure product development, continuous monitoring of our networks, endpoints and systems, and maintenance of backup and recovery capabilities. It is possible that such layered defensive measures will not be successful in mitigating a cybersecurity event.

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

Our business also depends on the efficient and uninterrupted operation of our platforms, systems, networks and infrastructure. Any failure of, or significant interruption, delay or disruption to, our systems, networks or infrastructure due to a ransomware attack or other cyber-attack could result in: disruption to our operations, including disruptions in service to our clients; slower response times; distribution of untimely or inaccurate market data to clients who rely on this data for their trades; delays in trade execution; incomplete or inaccurate accounting, recording or processing of trades; significant expense to repair, replace or remediate systems, networks or infrastructure; financial losses and liabilities to clients; loss of clients; legal or regulatory claims, proceedings, penalties or fines. We also face the risk of operational disruption, failure or capacity constraints of any of the third-party service providers that facilitate our business activities, including clients, clearing agents and trading system software, network or data providers. Such parties could also be the source of a cyber-attack on or breach of our operational systems, data or infrastructure. Increased flexibility for our employees to work remotely has amplified certain risks related to, among other things, the increased demand on our information technology resources and systems, the increased risk of phishing and other cybersecurity attacks, and the increased number of points of possible attack, such as laptops and mobile devices (both of which are now being used in increased numbers), to be secured. Any system failure or significant interruption, delay or disruption in our operations, or decreases in the responsiveness of our platforms, could materially harm our reputation and business and lead our clients to decrease or cease their use of our trading platform.

There have been an increasing number of cyber-attacks in recent years in various industries, including ours, and cybersecurity risk management has been the subject of increasing focus by our regulators. Our regulators have increased their examination and enforcement focus on matters relating to cybersecurity threats, including the assessment of firms’ vulnerability to cyber-attacks. In particular, regulatory concerns have been raised about firms establishing effective cybersecurity governance and risk management policies, practices and procedures; protecting firm networks and information; identifying and addressing risks associated with clients, vendors, and other third parties; preventing and detecting unauthorized activities; adopting effective mitigation and business resiliency plans to address the impact of cybersecurity breaches; and establishing protocols for reporting cybersecurity incidents. Any insurance that we have that may cover all or a portion of a specific cybersecurity incident would not protect us from the effects of adverse regulatory actions that may result from the incident or a finding that we had inadequate cybersecurity controls, including the reputational harm that could result from such regulatory actions.

Our remediation costs and lost revenues could be significant if we fall victim to a cyber-attack. If an actual, threatened or perceived breach of our security occurs, the market perception of the effectiveness of our security measures could be harmed and could cause our clients to reduce or stop their use of our electronic trading platforms. We may be required to expend significant resources to repair system damage, negotiate a ransom, protect against the threat of future security breaches or to alleviate problems, including reputational harm, loss of clients and revenues and litigation, caused by any breaches. We may be found liable to our clients for any misappropriated confidential or personal information. Although we intend to continue to implement industry-standard security measures and best practices, such measures may not be sufficient.

Our actual or perceived failure to comply with privacy and data protection laws, regulations, and obligations could harm our business.

Privacy and data protection is subject to frequently changing rules and regulations in countries where we do business. For example, we are subject to the E.U.’s General Data Protection Regulation (the “GDPR”) and the U.K. equivalent as well as other laws and regulations, which require us to comply with requirements regarding the handling and retention of personal data, including laws in relation to cookies and tracking technologies, irrespective of whether the processing of data takes place within the E.U. or not. We are also subject to certain U.S. federal, state and foreign laws governing the protection of personal privacy and data in those jurisdictions. These laws and regulations are increasing in complexity and number. In addition, many jurisdictions have enacted or are considering laws requiring companies to notify individuals and/or regulators of data security breaches involving their personal data.

As the privacy and data protection landscapes continue to trend in favor of increasing regulation and compliance our efforts to comply have and could in the future entail substantial expense and may divert resources from other initiatives. Additionally, our own compliance with applicable law and regulation depends, in certain circumstances, on the continued compliance of our third-party providers. As a result, we are required to monitor the performance of our third-party providers as violations by such providers may also put our operations at risk. Any failure or perceived failure by us to comply with any of our obligations relating to privacy and data protection may result in governmental investigations or enforcement actions, litigation, claims or reputational damage.

Intellectual Property Risks

We may not be able to protect our intellectual property rights or technology effectively, which would allow competitors to duplicate or replicate our electronic trading platforms or any of our other current or future functionalities, products or services. This could adversely affect our ability to compete.

Intellectual property is critical to our success and ability to compete, and if we fail to protect our intellectual property rights adequately, our competitors might gain access to our technology. We rely primarily on a combination of patent, copyright, trademark and trade secret laws in the United States and other jurisdictions, as well as license agreements, third-party non-disclosure and other agreements and other contractual provisions and technical measures to protect our intellectual property rights. We attempt to negotiate beneficial intellectual property ownership provisions in our contracts and also require employees, consultants, advisors and collaborators to enter into confidentiality agreements in order to protect the confidentiality of our proprietary information. We have been issued several patents covering aspects of our technology and/or business, but can give no assurances that any such patents will protect our business and processes from competition or that any patents applied for in the future will be issued. Additionally, laws and our contractual terms may not be sufficient to protect our technology from use or theft by third parties, particularly with respect to the evolving use of AI technologies. These protections may not be adequate to prevent our competitors from independently developing technologies that are substantially equivalent or superior to our technology.

We may have legal or contractual rights that we could assert against illegal use of our intellectual property rights, but lawsuits claiming infringement or misappropriation are complex and expensive, and the outcome would not be certain. In addition, the laws of some countries in which we now or in the future provide our services may not protect software and intellectual property rights to the same extent as the laws of the United States. Furthermore, intellectual property ownership and license rights surrounding AI technologies are currently not fully addressed by courts or regulators. The use or adoption of AI technologies in our products or internal business services may result in exposure to claims by third parties of copyright infringement or other intellectual property misappropriation. Such use or adoption could also lead to the loss of our intellectual property rights. The evolving legal, regulatory, and compliance framework for AI technologies may also impact our ability to protect our own data and intellectual property against infringing use. If our efforts to secure, protect and enforce our intellectual property rights are inadequate, or if any third party misappropriates, dilutes or infringes on our intellectual property, the value of our brand may be harmed, which could have a material adverse effect on our business.

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

Our use of open-source software could result in litigation or require us to re-engineer our platforms or other commercial solutions.

We use open-source software in our technology, most often as small components within a larger solution. Open-source code is also contained in some third-party software we rely on. The terms of many open source licenses are ambiguous and have not been interpreted by U.S. or other courts, and these licenses could be construed in a manner that imposes unanticipated conditions or restrictions on our ability to commercialize our platforms and solutions, license the software on unfavorable terms, require us to re-engineer our platforms and solutions or take other remedial actions, any of which could have a material adverse effect on our business.

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

From time to time, we may pursue acquisitions, which may not be completed or, if completed, may not be as beneficial to us as expected. We have made acquisitions in the past, including the purchases of the regulatory reporting business of Deutsche Börse in 2020, MuniBrokers in 2021 and Pragma in 2023. We also agreed to take a controlling stake in RFQ-hub in 2024. We also may consider potential divestitures of businesses from time to time. We routinely evaluate potential acquisition and divestiture candidates and engage in discussions and negotiations regarding potential acquisitions and divestitures on an ongoing basis; however, even if we execute a definitive agreement, there can be no assurance that we will consummate the transaction within the anticipated closing timeframe, or at all. Moreover, there is significant competition for acquisition and expansion opportunities in the electronic financial services industry.

If we do succeed in acquiring or investing in a business, product or technology, such acquisitions and investments may involve several risks, including:

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
•
we may enter markets, such as the equities and foreign exchange trading algorithm markets, in which we have limited experience or where competitors hold stronger market positions;
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

These factors could have a material adverse effect on our business, financial condition, results of operations and cash flows, particularly in the case of a larger acquisition or multiple acquisitions in a short period of time. From time to time, we may enter negotiations for acquisitions or investments that are not ultimately consummated. Such negotiations could result in significant diversion of management time, as well as out-of-pocket costs.

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

Our success depends largely upon the continued services of our executive officers and other key personnel, including our Chief Executive Officer (“CEO”). The terms of our CEO’s employment agreement with us does not require him to continue to work for us and allows him to terminate his employment at any time, subject to certain notice requirements and forfeiture of non-vested equity compensation awards. We do not maintain “key person” life insurance on any of our executive officers and other key personnel. Although we have invested in succession plans and we have short-term contingency plans in place, any loss or interruption of our CEO’s services or that of one or more of our other executive officers or key personnel for any reason, as well as any negative market or industry perception arising from such loss or interruption, could result in our inability to manage our operations effectively and/or pursue our business strategy.

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

Our business is subject to increasingly extensive governmental and other regulations. These regulations are designed to protect public interests generally rather than the interests of our stockholders. The SEC, FINRA and other agencies extensively regulate the United States financial services industry, including most of our operations in the United States. Much of our international operations are subject to similar regulations in their respective jurisdictions, including regulations overseen by the FCA in the U.K., the AFM in the Netherlands, ESMA in the E.U., the Monetary Authority of Singapore, the Investment Industry Regulatory Organization of Canada and provincial regulators in Canada, and the Securities and Exchange Commission and Central Bank in Brazil. In addition, our regulatory reporting business is registered as an ARM and APA with the FCA and ESMA. We also hold several cross-border licenses and permissions with various other regulatory bodies. See Part I, Item 1. “Business – Government Regulation – Non-U.S. Regulation.”

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

Our business, and the business of many of our clients, is subject to extensive regulation. Governmental and regulatory authorities periodically review legislative and regulatory initiatives, and may promulgate new or revised, or adopt changes in the interpretation and enforcement of existing, rules and regulations at any time. In addition, we must comply with the laws, regulations and registration rules of foreign governments and regulatory bodies for each country in which we conduct business. Any such changes in laws, rules or regulations or in governmental policies could create additional regulatory exposure for our business, cause us to incur significant additional costs, require us to change or cease aspects of our business or restrict or limit our ability to grow our business, any of which could have a material adverse effect on our business, financial condition or results of operations. For example, DORA, which focuses on the security of network and information systems of financial services entities and ICTs, became applicable to portions of our business in January 2025. DORA has, among other things, introduced significant additional ICT-related governance, risk management, resilience testing and sub-contracting and notification requirements. Further, regulators are increasingly looking to regulate use of advanced data processing technologies such as AI or machine learning, which may impact our operations as well as our products that incorporate such technologies. There have been in the past, and could be in the future, additional significant technological, operational and compliance costs associated with the obligations that derive from compliance with evolving laws, rules and regulations.

We cannot predict whether additional changes to the laws, rules and regulations that govern our business and operations, including changes to their interpretation, implementation or enforcement, will occur in the future or the extent to which any such changes will impact our business and operations, but they may cause us to expend significantly more compliance, business and technology resources, incur additional operational costs and create additional regulatory exposure. For example, the SEC has proposed rules that will expand Regulation ATS and Regulation SCI to alternative trading systems (ATS) that trade government securities and amend the SEC rule regarding the definition of an “exchange” to include Communication Protocol Systems, such as our RFQ protocols. If these rules are adopted as proposed, we expect that we will have to operate additional trading protocols in compliance with Regulation ATS and we could become subject to Regulation SCI for certain parts of our business in the future. Following the recent change in U.S. presidential administrations, however, it is unknown to what extent new legislation will be passed into law or whether pending or new regulatory proposals will be adopted, abandoned or modified, or what effect such passage, adoption, abandonment or modification will have, whether positive or negative, on our industry, our clients or us.

The SEC also adopted final rules regarding the central clearing of certain secondary market transactions involving U.S. Treasury securities, which are currently set to become effective for certain cash market transactions on December 31, 2025 and repurchase and reverse repurchase transactions on June 30, 2026. Once effective, this central clearing mandate will impact certain of our participants who do not centrally clear such trades today, and some of our investor clients have expressed concerns about using platforms that will require the clearing of any resultant trades executed on such platforms. While we expect this change will increase our own platform efficiency, it is still unknown at this time the full impact of this change, and what effect it will have, whether positive or negative, on our industry, our clients or us.

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

The growing divergence of the U.K. and E.U. legal and regulatory requirements following Brexit could materially adversely impact our business, clients, financial condition, results of operations and prospects.

The U.K.’s exit from the E.U. has increased the operational complexity and cost of conducting business in both the E.U. and the U.K. and has introduced significant new barriers to cross-border trading, including uncertainties with respect to the legal and regulatory requirements to which we and our clients are subject. Brexit has led to a growing divergence between the U.K. and E.U. financial regulations, which may impact our ability to comply with the extensive government regulation to which we are subject. In addition, the cost and complexity of operating across increasingly divergent regulatory regimes has required us to make changes to the technology underlying our trading platforms and regulatory reporting systems in the U.K. and E.U., which has resulted in new regulatory and operational costs and challenges. We expect the cost and complexity of complying with diverging E.U. and U.K. financial regulations will continue to increase following the implementation of the amendments to the FSMA in the U.K., the MiFIR Review and DORA see Part I, Item 1. “Business—Government Regulation—Non-U.S. Regulation.” In addition, as a result of Brexit, the E.U. regulatory authorities may enact regulatory changes that may affect our business by creating further market fragmentation.

Any of the foregoing factors could have a material adverse effect on our business, financial condition and results of operations.

The extensive regulation of our business means we have ongoing exposure to potentially significant costs and penalties.

Our businesses are subject to regulation by governmental and self-regulatory organizations in the jurisdictions in which we operate around the world. Many of these regulators, including U.S. and non-U.S. government agencies and self-regulatory organizations, as well as state securities commissions in the U.S., are empowered to bring enforcement actions and to conduct administrative proceedings and examinations, inspections, and investigations, which may result in costs, penalties, fines, enhanced oversight, additional requirements, restrictions, or limitations, and censure, suspension, or expulsion. Self-regulatory organizations such as FINRA and the NFA, along with statutory bodies, such as the SEC, the CFTC, the FCA, the AFM and ESMA and other international regulators, require strict compliance with their rules and regulations.

The Company and other firms in the financial services industry have experienced increased scrutiny in recent years, and penalties, fines and other sanctions sought by regulatory authorities, including the SEC, FINRA, state securities commissions and state attorney generals in the U.S., and the FCA, ESMA and other international regulators, have increased accordingly. Accordingly, we face the risk of regulatory intervention, investigations and proceedings, particularly in emerging markets, where securities laws are developing, any of which could involve extensive scrutiny of our activities and result in significant fines and liability. Any of these developments would require significant time and financial resources and could adversely affect our reputation, financial condition and operating results.

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

If our tax filing positions were to be challenged by federal, state and local, or foreign tax jurisdictions, we may not be wholly successful in defending our tax filing positions.

Management exercises significant judgment when assessing the probability of successfully sustaining tax filing positions, and in determining whether a contingent tax liability should be recorded and, if so, estimating the amount. If our tax filing positions are successfully challenged, payments could be required that are in excess of reserved amounts, if any, or we may be required to reduce the carrying amount of our net deferred tax asset, either of which result could be significant to our financial condition or results of operations.

Climate and Sustainability Risks

Risks related to climate change or other sustainability risks could adversely affect our operations or reputation.

The risk of climate change or other environmental matters could adversely affect our business. The physical risks of climate change include chronic risks such as rising and changing mean global temperatures, rising sea levels and increased precipitation, as well as acute risks such an increase in the frequency and severity of extreme heat, floods, wildfires, dry days and hurricanes. The impact of such events could increase because of the geographical concentration of our operations and personnel in certain areas of the U.S., which are expected to experience higher risk levels than some other regions. Any of our primary locations or those of third parties on which we rely may be vulnerable to the adverse physical effects of climate change, which could result in risk of loss incurred as a result of physical damage, power outages or business interruption caused by such events.

In addition, governments, investors, employees, customers, and the public are increasingly focused on sustainability practices and disclosures. Increasing scrutiny from stakeholders and regulators with respect to sustainability matters may impose additional costs and expose us to additional risks. For example, certain investors are incorporating the business risks of climate change and the adequacy of companies’ responses to climate change and other sustainability matters as part of their investment theses and policies. Conversely, there are some stockholders and regulators who have expressed opposing views against sustainability practices, including support for anti-sustainability legislation and policies. For example, certain U.S. states have restricted state-controlled funds from investing based on sustainability factors. Our reputation could be adversely impacted by our sustainability practices and sustainability disclosures or investor perceptions thereof, including if we fail to establish measurable environmental goals or subsequently fail to meet any such goals or if the Company is perceived to have not responded appropriately to the growing concern for sustainability or climate issues. Any negative publicity we receive regarding sustainability, low sustainability scores or ratings, or shifts in investing priorities may adversely affect the trading price of our common stock or our business, operations and earnings.

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

All or part of any debt financing could be pursuant to the terms of our credit agreements with third-party lenders, which include restrictive covenants with respect to dividends, issuances of additional capital and other financial and operational matters related to our business.

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

Risk Management and Strategy

The Company has adopted an Enterprise Risk and Resilience Framework (the “ERRF”) to identify, assess, monitor, and manage the Company’s risks, including cybersecurity risks. Our Chief Risk Officer (the “CRO”) is responsible for implementing and executing the ERRF. The Company’s information security and cybersecurity team is staffed with skilled professionals who manage the safeguarding of our information and is led by our Chief Information Security Officer (the “CISO”). This team is responsible for aligning our practices with the requirements of local regulations and the voluntary standards to which we strive to adhere, such as ISO/IEC 27001 and the National Institute of Standards and Technology (“NIST”) Cybersecurity Framework. The CISO reports directly to our Chief Information Officer (the “CIO”) and CRO. The CIO is responsible for designing and executing the Company’s technology strategy, which includes overseeing the Company’s cybersecurity strategy.

The Company’s cybersecurity policies, standards, processes and practices are fully integrated into the Company’s ERRF and are based on recognized frameworks established by NIST, the International Organization for Standardization (“ISO”) and other applicable industry standards. In general, the Company seeks to address cybersecurity risks through a comprehensive, cross-functional approach that is focused on preserving the confidentiality, integrity and availability of the information that the Company collects and stores by identifying, preventing and mitigating cybersecurity threats and effectively responding to cybersecurity incidents when they occur.

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
•
Technical Safeguards: The Company deploys layered technical safeguards that are designed to protect the Company’s information systems from cybersecurity threats, including firewalls, intrusion prevention and detection systems, anti-malware functionality and access controls, which are evaluated and improved through vulnerability assessments and cybersecurity threat intelligence.
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
•
Data Collection, Use, Processing and Monitoring: The Company maintains policies and procedures relating to our data collection, use and processing activities, as well as mechanisms for monitoring our data systems and usage. We do not have individual retail clients and any gathering and maintaining of individual consumer data is very limited. We seek to maintain compliance with global data protection laws in the countries in which we operate, including the GDPR, the U.K. Data Protection regime and the California Consumer Privacy Act (the “CCPA”).

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
•
Education and Awareness: The Company provides regular, mandatory training for personnel regarding cybersecurity threats in order to equip the Company’s personnel with effective tools to address cybersecurity threats, and to communicate the Company’s evolving information security policies, standards, processes and practices. In addition, the Company provides regular, mandatory training for personnel regarding key data privacy laws and the appropriate collection, use and storage of data.

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

We experience cybersecurity threats and incidents from time to time. However, as of the date of this report, we have not experienced a cybersecurity threat or incident that has materially affected the Company, including our business strategy, results of operations, or financial condition, in at least the last three years. While we are not currently aware of any risks from cybersecurity threats that are reasonably likely to materially affect the Company, please see Part I, Item 1A. – “Risk Factors – Malicious cyber-attacks, attempted cybersecurity breaches, and other adverse events affecting our operational systems or infrastructure, or those of third parties, could disrupt our businesses, result in the disclosure of confidential information, damage our reputation and cause losses or regulatory penalties.”

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

The Board and its committees oversee risk through regular reports from management. The Board’s committees report on the matters discussed at the committee level to the full Board. The Risk Committee has primary responsibility for cybersecurity oversight. In that capacity, the Risk Committee receives quarterly presentations and reports, as well as additional updates as needed, on cybersecurity matters. Such updates address a wide range of topics including recent developments, evolving standards, vulnerability assessments, third-party and independent reviews, external threat intelligence, technological trends and cybersecurity considerations arising with respect to the Company’s peers and third parties. The Board and the Risk Committee also receive prompt and timely information regarding any cybersecurity incident that meets established internal escalation thresholds, as well as ongoing updates regarding any such incident until it has been addressed.

Management’s Involvement in Cybersecurity Risk Oversight

The CISO, in coordination with the Information Security Steering Committee, which includes our CEO, CIO, CRO and General Counsel & Corporate Secretary (the “GC”), works collaboratively across the Company to implement a program designed to protect the Company’s information systems from cybersecurity threats and to promptly respond to any cybersecurity incidents in accordance with the Company’s incident response and recovery plans. To facilitate the success of the Company’s cybersecurity risk management program, multidisciplinary teams throughout the Company are deployed to address cybersecurity threats and to respond to cybersecurity incidents. Through ongoing communications with these teams, the CISO and the Information Security Steering Committee monitor the prevention, detection, mitigation and remediation of cybersecurity threats and incidents in real time, and report such threats and incidents to the Risk Committee and/or the full Board when appropriate.

The CISO holds undergraduate and masters’ degrees in computer science and cybersecurity, respectively, and has served in various senior roles in information technology and information security for over 20 years, including previously serving as the Chief Information Security Officer of a major global asset manager. The CISO has attained the professional certification of Certified Information System Security Professional (CISSP), Certified Information Security Manager (CISM) and Certified in Risk and Information Systems Control (CRISC). The CIO holds undergraduate and masters’ degrees in computer science and has served in various roles in information technology for over 30 years. The Company’s CRO holds an undergraduate degree and has over 30 years of experience managing risks, including risks arising from cybersecurity threats.

The Company is ISO/IEC 27001:2013 certified, which is a global standard that specifies the requirements for establishing, implementing, maintaining, and continually improving information security management systems. Additionally, we have received an independent examination regarding our compliance with SOC 2 Type 1 and Type 2.

Item 2. Properties.

Our corporate headquarters and principal U.S. office is located at 55 Hudson Yards in New York, New York, where we lease approximately 83,000 square feet under a lease expiring in August 2034. We also collectively lease approximately 59,000 square feet for our other office locations in jurisdictions including the U.S., United Kingdom, Brazil, the Netherlands, Hong Kong and Singapore.

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

On February 20, 2025, the last reported closing price of our common stock on the NASDAQ Global Select Market was $189.81.

Holders

There were 12 holders of record of our common stock as of February 20, 2025.

Recent Sales of Unregistered Securities

None.

Securities Authorized for Issuance Under Equity Compensation Plans

Please see the section entitled “Equity Compensation Plan Information” in Item 12.

Issuer Purchases of Equity Securities

During the three months ended December 31, 2024, we repurchased the following shares of common stock:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
				(In thousands)
October 1, 2024 - October 31, 2024	20,094	$276.65	18,901	$236,134
November 1, 2024 - November 30, 2024	15,716	271.53	13,555	232,492
December 1, 2024 - December 31, 2024	31,417	237.46	31,417	225,032
Total	67,227	$257.14	63,873

During the three months ended December 31, 2024, we repurchased 67,227 shares of common stock. The repurchases included 63,873 shares repurchased in connection with our Repurchase Programs (as defined below) and 3,354 shares of common stock that were surrendered to us to satisfy withholding tax obligations upon the exercise of stock options and vesting of restricted shares and restricted stock units.

In January 2022, our Board authorized a share repurchase program for up to $150.0 million (the “2022 Repurchase Program”). In August 2024, our Board authorized a share repurchase program for up to an additional $200.0 million (the “2024 Repurchase Program” and, together with the 2022 Repurchase Program, the “Repurchase Programs”). The Repurchase Programs do not have an expiration date. As of December 31, 2024, we had $225.0 million of remaining capacity under the Repurchase Programs. As of January 31, 2025, we had $220.0 million of remaining capacity under the Repurchase Programs. Shares repurchased under the Repurchase Programs will be held in treasury for future use.

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

The figures in this graph assume an initial investment of $100 in our common stock and in each index on December 31, 2019, and that all dividends were reinvested. The returns illustrated below are based on historical results during the period indicated and should not be considered indicative of future stockholder returns.

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

The following discussion includes a comparison of our Financial Results, Cash Flow Comparisons and Liquidity and Capital Resources for the years ended December 31, 2024 and 2023, respectively. A discussion of changes in our Financial Results and Cash Flow Comparisons from the year ended December 31, 2022 to the year ended December 31, 2023 may be found in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” of Part II of our Annual Report on Form 10-K for the year ended December 31, 2023.

Executive Overview

MarketAxess operates leading electronic trading platforms delivering greater trading efficiency, a diversified pool of liquidity and significant cost savings to our clients across the global fixed-income markets. Approximately 2,100 institutional investor and broker-dealer firms use our patented trading technology to efficiently trade U.S. high-grade bonds, U.S. high-yield bonds, emerging market debt, Eurobonds, municipal bonds, U.S. government bonds and other fixed-income securities. We leverage our diverse set of trading protocols, automated and algorithmic trading solutions, intelligent data and index products and a range of post-trade services to provide an end-to-end trading solution to our robust network of platform participants. Our award-winning Open Trading marketplace is widely regarded as the preferred all-to-all trading solution in the global credit markets, creating a unique liquidity pool for a broad range of credit market participants.

We provide automated and algorithmic trading solutions that we believe, when combined with our integrated and actionable data offerings, help our clients make faster, better-informed decisions on when and how to trade on our platforms. In 2024, we continued our roll-out of X-Pro, our newest trading platform, to more seamlessly combine our trading protocols with our proprietary data and pre-trade analytics. Our AI-driven technology, such as CP+, our real-time pricing engine, is a critical data input and pricing source for multiple MarketAxess trading protocols and solutions, including Auto-X™ and portfolio trading. In 2024, we leveraged our recent acquisition of Pragma, a quantitative trading technology provider specializing in algorithmic and analytical trading services, to accelerate our development of AI driven execution algorithms across all of our key product areas. We believe that we will be able to enhance our capabilities and increase our efficiency by leveraging Pragma technology across our technology stack.

We also provide a number of integrated and actionable data offerings, including CP+ and Axess All, to assist clients with real-time pricing and trading decisions and transaction cost analysis. We offer a range of post-trade services, including straight-through processing, post-trade matching, trade publication, regulatory transaction reporting and market and reference data across fixed-income and other products.

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

Our objective is to provide the leading global network for the trading of fixed-income securities for our broker-dealer and institutional investor clients to help them connect, be more efficient and achieve better trading outcomes. We seek to achieve this goal by offering our clients full end-to-end electronic trading solutions and workflow tools, powered by a broad array of proprietary data and analytical tools. The key elements of our strategy are discussed in Part I, Item 1. “Business – Our Strategy.”

Critical Factors Affecting Our Industry and Our Company

Economic, Political and Market Factors

The global fixed-income securities industry is risky and volatile and is directly affected by a number of economic, political and market factors that may impact trading volume. These factors could have a material adverse or positive effect on our business, financial condition and results of operations. These factors include, among others, fixed-income market conditions, the current interest rate environment, including the volatility of interest rates and investors’ forecasts of future interest rates, the duration of bonds traded, economic and political conditions in the United States, Europe and elsewhere, and the consolidation or contraction of our broker-dealer and institutional investor clients.

In 2024, the market backdrop for the Company showed strong increases in estimated U.S. credit market volumes, with U.S. high-grade and U.S. high-yield market average daily trading volume up 25.3% and 8.9%, respectively, compared to the prior year. However, credit spreads and credit spread volatility remained at historically low levels. A strong new issue calendar, which we have seen in recent periods, and low levels of credit spread volatility can contribute to a decrease in exchange-trade fund (“ETF”) market maker activity on our platforms, as the increased availability of new issues may lead to reduction in secondary market trading, especially in U.S. high-yield. A strong new issue calendar can also negatively impact our market share in the short-term, but is expected to positively impact secondary trading volumes over the long-term. The decrease in U.S. high-yield activity during the year negatively impacted our total credit average variable fee per million, but the increase in higher duration bonds traded in U.S. high-grade positively impacted our total credit average variable fee per million.

With regard to the international products traded on our platforms, Eurobonds and emerging markets estimated market volumes increased significantly compared to the prior year. The increase in emerging markets estimated market volumes was driven by a more favorable macroeconomic outlook in developed markets, reflecting easing concerns over inflation and the lower probability of an economic recession.

Because the majority of our assets are short-term in nature, they are not significantly affected by inflation. However, the rate of inflation impacts our expenses, such as employee compensation, technology and communications expenses, which may not be readily recoverable in the prices of our services. Interest rates are currently higher than recent periods due to a period of increased inflation. To the extent interest rates remain high or inflation has other adverse effects on the securities markets or the economy, our financial position and results of operations may be adversely affected.

We expect that current cash and investment balances, in combination with cash flows that are generated from operations and the ability to borrow under our Credit Agreement (as defined below), will be sufficient to meet our liquidity needs and planned capital expenditure requirements for at least the next twelve months. We ended the year with $749.9 million in available borrowing capacity under the Credit Agreement and capital significantly in excess of our regulatory requirements.

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

Our competitive position is enhanced by the unique liquidity provided by our Open Trading functionalities and the integration of our broker-dealer and institutional investor clients with our electronic trading platforms and other systems. We have focused on the unique aspects of the fixed-income markets we serve in the development of our platforms, working closely with our clients to provide a system that is suited to their needs.

Regulatory Environment

Our business is subject to extensive regulations in the United States and internationally, which may expose us to significant regulatory risk and cause additional legal costs to ensure compliance. The existing legal framework that governs the financial markets is periodically reviewed and amended, resulting in the enactment and enforcement of new laws and regulations that apply to our business. In January 2022, the SEC proposed rules that will expand Regulation ATS and Regulation SCI to alternative trading systems (ATS) that trade government securities and amend the SEC rule regarding the definition of an “exchange” to include Communication Protocol Systems, such as our request-for-quote protocols. Based on these proposed rules, we expect that we will have to operate additional trading protocols in compliance with Regulation ATS and we could become subject to Regulation SCI for certain parts of our business in the future. The SEC also recently adopted final rules regarding the central clearing of certain secondary market transactions involving U.S. Treasury securities, which are currently set to become effective for certain cash market transactions on December 31, 2025 and repurchase and reverse repurchase transactions on June 30, 2026. Once effective, this central clearing mandate will impact certain of our participants who do not centrally clear such trades today, and some of our investor clients have expressed concerns about using platforms that will require the clearing of any resultant trades executed on such platforms. While we expect this change will increase our own platform efficiency, it is still unknown at this time the full impact of this change, and what effect it will have, whether positive or negative, on our industry, our clients or us. In addition, following the change in U.S. presidential administrations, it is unknown to what extent new legislation will be passed into law or whether pending or new regulatory proposals will be adopted, abandoned or modified, or what effect such passage, adoption, abandonment or modification will have, whether positive or negative, on our industry, our clients or us.

We provide regulated services to our clients within the E.U. in reliance upon the authorizations our subsidiaries have received from the AFM in the Netherlands. Brexit has led to an ongoing divergence between the U.K. and E.U. financial regulations, which has made it more difficult and costly to comply with the extensive government regulation to which we are subject. The cost and complexity of operating across increasingly divergent regulatory regimes has increased and is likely to continue to increase in the future.

Compliance with new regulations may require us to dedicate additional financial and operational resources, which may adversely affect our profitability. For example, DORA, which focuses on the security of network and information systems of financial services entities, as well as third parties which provide certain ICTs to them, became applicable to portions of our business in January 2025. DORA has, among other things, introduced significant additional ICT-related governance, risk management, resilience testing and sub-contracting and notification requirements. However, we also believe new regulations may increase demand for our platforms and we believe we are well positioned to benefit from those regulatory changes that cause market participants to seek electronic trading platforms that meet the various regulatory requirements.

For further description of the regulations which govern our business, see Part I, Item 1. “Business—Government Regulation.”

Technology Environment

We must continue to enhance and improve our electronic trading platforms. The markets in which we compete are characterized by increasingly complex protocols, systems, technology and infrastructure requirements that require us to devote substantial resources to modify and adapt our services. Our future success will depend on our ability to enhance our existing products and services, develop and/or license new products and technologies that address the increasingly sophisticated and varied needs of our existing and prospective broker-dealer and institutional investor clients and respond to technological advances and emerging industry and regulatory standards and practices, including cloud and AI technologies, on a cost-effective and timely basis. For example, in 2023, we introduced MarketAxess X-Pro, our new trading platform, which provides traders with a flexible user experience, intuitive workflows and access to our proprietary data and pre-trade analytics. In addition, as the overall share of electronic trading grows in global credit products, we are experiencing continued demand for, and growth in, our automated and algorithmic trading solutions. We also support a large and growing base of dealer market making algorithms. We plan to continue to focus on technology infrastructure and automation initiatives to support more efficient trade execution by our clients.

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

See also Part I, Item 1A. – “Risk Factors, Technology, IT Systems and Cybersecurity Risks” and Part I, Item 1C – “Cybersecurity.”

Trends in Our Business

The majority of our revenue is derived from commissions for transactions executed on our platforms between and among our institutional investor and broker-dealer clients. We believe that the following are the key variables that impact the notional value of such transactions on our platforms, the amount of commissions earned by us and our variable transaction fees per million:

•
the number of participants on our platforms and their willingness to use our platforms instead of competitors’ platforms or other execution methods;
•
the particular trading protocol that our participants use to trade bonds on our platforms;
•
the frequency and competitiveness of the price responses by participants on our platforms;
•
the number of markets that are available for our participants to trade on our platforms;
•
the overall level of activity in these markets;
•
the duration of the bonds trading on our platforms, which may be affected by inflation, among other macroeconomic factors; and
•
the particular fee plan under which we earn commissions.

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

As further described under “— Critical Factors Affecting our Industry and our Company — Economic, Political and Market Factors” and “— Results of Operations — Year Ended December 31, 2024 Compared to Year Ended December 31, 2023”, in 2024, our trading volumes increased and our average variable transaction fee per million decreased.

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

Technology Services

Technology services include technology services revenue generated by Pragma and revenue generated from telecommunications line charges to broker-dealer clients.

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

Stock-based compensation

We maintain the MarketAxess Holdings Inc. 2020 Equity Incentive Plan (the “2020 Plan”) which provides for the grant of restricted stock, restricted stock units, performance shares, performance stock units (collectively, “Full Value Awards”), stock options and other stock-based awards to encourage employees, consultants and non-employee directors to participate in our long-term success. We make critical accounting estimates related to performance stock units granted under the 2020 Plan (the “PSUs”).

In 2022, 2023 and 2024, the PSUs were granted to the executive officers and certain senior managers. Each PSU is earned or forfeited based on our level of achievement of certain predetermined metrics, including pre-tax adjusted operating margin, U.S. credit market share and revenue growth excluding U.S. credit. The vested share payout ranges from zero to 200% of the PSU target. The number of PSUs that vest, if any, is determined by the level of achievement of the performance metrics during the three-year performance periods, as certified by the Compensation and Talent Committee following the conclusion of the performance period. In addition, participants must provide continued service through the vesting date, subject to death, disability and qualified retirement exceptions, as applicable. Compensation expense for the PSUs is measured using the fair value of our stock at the grant date and estimates of future performance and actual share payouts. Each period, we make estimates of the current expected share payouts and adjust the life-to-date compensation expense recognized since the grant date. As of December 31, 2024, a 10.0% change in the expected final share payouts would increase or decrease the life-to-date compensation expense by $1.5 million. The estimated final share payouts for the 2022 and 2023 awards as of December 31, 2024 decreased 26.6% compared to December 31, 2023.

Recent Accounting Pronouncements

See Note 2 for a discussion of any recent accounting pronouncements relevant to our Consolidated Financial Statements.

Segment Results

We provide end-to-end trading solutions, including the operation of electronic platforms for the trading of fixed-income and other securities and related data, analytics, compliance tools, post-trade services, automated trading services and technology services. We consider our operations to constitute a single business segment because of the highly integrated nature of these products and services within the trading lifecycle, the use of a single inter-connected suite of technology solutions underlying all services, the financial markets in which we compete and our worldwide business activities. See Note 16 to the Consolidated Financial Statements for certain geographic information about our business required by GAAP.

Results of Operations

Year Ended December 31, 2024 Compared to Year Ended December 31, 2023

The following table summarizes our financial results for the years ended December 31, 2024 and 2023:

	Year Ended December 31,
	2024	2023	$ Change	% Change
	($ in thousands, except per share amounts)
Revenues	$817,097	$752,547	$64,550	8.6%
Expenses	476,227	437,528	38,699	8.8
Operating income	340,870	315,019	25,851	8.2
Other income (expense)	19,676	17,681	1,995	11.3
Income before income taxes	360,546	332,700	27,846	8.4
Provision for income taxes	86,365	74,645	11,720	15.7
Net income	$274,181	$258,055	$16,126	6.2%

Net income per common share – Diluted	$7.28	$6.85	$0.43	6.3%

Changes in average foreign currency exchange rates compared to the U.S. dollar had the effect of increasing revenues and expenses by $3.0 million and $2.4 million, respectively, for the year ended December 31, 2024.

Revenues

Our revenues for the years ended December 31, 2024 and 2023, and the resulting dollar and percentage changes, were as follows:

	Year Ended December 31,
	2024		2023
	($ in thousands)
		% of Revenues		% of Revenues	$ Change	% Change
Commissions	$711,710	87.1%	$662,964	88.1%	$48,746	7.4%
Information services	50,540	6.2	46,383	6.2	4,157	9.0
Post-trade services	42,487	5.2	40,178	5.3	2,309	5.7
Technology services	12,360	1.5	3,022	0.4	9,338	NM
Total revenues	$817,097	100.0%	$752,547	100.0%	64,550	8.6%
NM - not meaningful

Total revenues for the year ended December 31, 2024 include a full year of Pragma revenues of $31.7 million, while total revenues for the year ended December 31, 2023 include three months of Pragma revenues of $7.6 million.

Commissions

Our commission revenues for the years ended December 31, 2024 and 2023, and the resulting dollar and percentage changes, were as follows:

	Year Ended December 31,
	2024	2023	$ Change	% Change
	($ in thousands)
Variable transaction fees
Credit	$533,363	$496,028	$37,335	7.5%
Rates	25,165	20,749	4,416	21.3
Other	20,016	4,979	15,037	NM
Total variable transaction fees	578,544	521,756	56,788	10.9

Fixed distribution fees
Credit	132,898	140,700	(7,802)	(5.5)
Rates	268	252	16	6.3
Other	—	256	(256)	NM
Total fixed distribution fees	133,166	141,208	(8,042)	(5.7)
Total commissions	$711,710	$662,964	$48,746	7.4%
NM - not meaningful

Credit variable transaction fees increased by $37.3 million, driven by a 13.5% increase in trading volume, partially offset by a 5.3% decrease in total credit average variable transaction fee per million. Open Trading credit volume totaled $1.0 trillion during the year ended December 31, 2024, up 8.7% from the year ended December 31, 2023, and Open Trading credit variable transaction fees represented 33.0% and 35.6% of total credit variable transaction fees for the years ended December 31, 2024 and 2023, respectively. Rates variable transaction fees increased by $4.4 million, driven principally by a 23.3% increase in trading volumes, partially offset by a 1.6% decrease in average variable transaction fee per million. Other variable transaction fees include equities and foreign exchange commissions earned by Pragma.

Credit fixed distribution fees decreased $7.8 million mainly due to migrations to variable fee plans, partially offset by the addition of new dealer fixed fee plans.

Our trading volumes for the years ended December 31, 2024 and 2023 were as follows:

	Year Ended December 31,
	2024	2023	$ Change	% Change
	($ in millions)
Trading volume data
Credit
High-grade	$1,711,275	$1,457,559	$253,716	17.4%
High-yield	334,761	398,275	(63,514)	(15.9)
Emerging markets	859,412	717,877	141,535	19.7
Eurobonds	508,093	441,171	66,922	15.2
Other credit	135,975	112,451	23,524	20.9
Total credit	3,549,516	3,127,333	422,183	13.5

Rates
U.S. government bonds	5,511,045	4,545,850	965,195	21.2
Agency and other government bonds	227,614	106,933	120,681	112.9
Total rates	5,738,659	4,652,783	1,085,876	23.3

Total trading volume	$9,288,175	$7,780,116	$1,508,059	19.4%

Number of U.S. Trading Days	250	249
Number of U.K. Trading Days	253	251

For volume reporting purposes, transactions in foreign currencies are converted to U.S. dollars at average monthly rates.

The 17.4% increase in our U.S. high-grade volume was principally due to an increase in estimated market volumes, partially offset by a decrease in our estimated market share. Estimated U.S. high-grade market volume as reported by TRACE increased by 25.9% to $9.0 trillion for the year ended December 31, 2024 compared to the year ended December 31, 2023. Our estimated market share of total U.S. high-grade corporate bond volume decreased to 19.0% for the year ended December 31, 2024 from 20.4% for the year ended December 31, 2023. U.S. high-yield volume decreased by 15.9% primarily due to a decrease in our estimated market share. Our estimated market share of total U.S. high-yield corporate bond volume decreased to 13.2% for the year ended December 31, 2024 from 17.1% for the year ended December 31, 2023.

Emerging markets and Eurobond volumes increased by 19.7% and 15.2%, respectively, mainly due to an increase in estimated market volumes. Other credit volumes increased 20.9%, mainly due to an increase in our estimated municipal bond market share. Rates trading volume increased 23.3%, primarily due to an increase in estimated market volumes.

Our average variable transaction fee per million for the years ended December 31, 2024 and 2023 was as follows:

	Year Ended December 31,
	2024	2023	$ Change	% Change
Average variable transaction fee per million
Credit	$150.26	$158.61	$(8.35)	(5.3)%
Rates	4.39	4.46	(0.07)	(1.6)

Credit average variable transaction fee per million decreased by 5.3% to $150.26 per million for the year ended December 31, 2024, mainly due to product and protocol mix-shift reflecting lower levels of U.S. high-yield activity and increased portfolio trading, which was partially offset by an increase in the duration of U.S. high-grade bonds traded on our platforms.

Information Services. Information services revenue increased by $4.2 million for the year ended December 31, 2024, mainly due to net new data contract revenue of $3.3 million and the positive impact of foreign currency fluctuations of $0.8 million.

Post-Trade Services. Post-trade services revenue increased by $2.3 million for the year ended December 31, 2024, principally due to net new contract revenue of $1.6 million and the positive impact of foreign currency fluctuations of $0.7 million.

Technology Services. Technology services revenue increased by $9.3 million for the year ended December 31, 2024 due to the inclusion of a full-year of technology services revenue generated by Pragma.

Expenses

The following table summarizes our expenses for the years ended December 31, 2024 and 2023:

	Year Ended December 31,
	2024	2023	$ Change	% Change
	($ in thousands)
Expenses
Employee compensation and benefits	$235,880	$206,926	$28,954	14.0%
Depreciation and amortization	73,824	70,557	3,267	4.6
Technology and communications	72,166	62,801	9,365	14.9
Professional and consulting fees	27,382	31,935	(4,553)	(14.3)
Occupancy	14,690	14,216	474	3.3
Marketing and advertising	11,713	11,049	664	6.0
Clearing costs	17,863	17,002	861	5.1
General and administrative	22,709	23,042	(333)	(1.4)
Total expenses	$476,227	$437,528	38,699	8.8%

Total expenses for the year ended December 31, 2024 include a full year of Pragma expenses of $32.0 million, while total expenses for the year ended December 31, 2023 include three months of Pragma expenses of $8.7 million.

Employee compensation and benefits increased by $29.0 million, primarily due to an increase in salaries, taxes and benefits of $20.2 million on higher employee headcount, largely driven by the Pragma Acquisition (as defined below), higher employee incentive compensation of $7.6 million and higher stock compensation expense of $1.2 million.

Depreciation and amortization increased by $3.3 million primarily due to higher amortization of software development costs of $2.6 million and higher amortization of intangibles of $1.2 million, offset by lower depreciation of office hardware of $0.8 million.

Technology and communications expenses increased by $9.4 million, primarily due to higher software subscription costs of $3.1 million, higher integration and connectivity costs of $3.2 million, higher market data costs of $1.0 million, higher data center and cloud hosting costs of $1.2 million and higher U.S. Treasury platform licensing fees of $0.8 million.

Professional and consulting fees decreased by $4.6 million primarily due to lower IT consulting costs of $2.6 million, lower acquisition-related legal expenses of $1.4 million and lower other consulting expenses of $1.3 million, offset by higher audit and tax costs of $0.9 million.

Other Income (Expense)

Our other income (expense) for the years ended December 31, 2024 and 2023, and the resulting dollar and percentage changes, were as follows:

	Year Ended December 31,
	2024	2023	$ Change	% Change
	($ in thousands)
Interest income	$26,046	$22,425	$3,621	16.1%
Interest expense	(1,601)	(1,983)	382	(19.3)
Equity in earnings of unconsolidated affiliate	1,395	735	660	89.8
Other, net	(6,164)	(3,496)	(2,668)	76.3
Total other income (expense)	$19,676	$17,681	$1,995	11.3%

Interest income increased by $3.6 million primarily due to higher corporate bond and U.S. Treasury investment balances during the year ended December 31, 2024.

Interest expense decreased by $0.3 million primarily due to lower financing charges incurred on our short-term borrowing arrangements.

Equity in earnings of unconsolidated affiliate represents the proportionate share of net income of our equity method investee.

Other, net decreased by $2.7 million principally driven by unrealized losses of $1.0 million on our U.S. Treasury investments in the current period compared to unrealized gains of $0.5 million in the prior period and higher credit facility fees of $0.9 million.

Provision for Income Taxes.

The provision for income taxes and effective tax rate for the years ended December 31, 2024 and 2023 were as follows:

	Year Ended December 31,
	2024	2023	$ Change	% Change
	($ in thousands)
Provision for income taxes	$86,365	$74,645	$11,720	15.7%

Effective tax rate	24.0%	22.4%

The provision for income taxes for the year ended December 31, 2024 included benefits of $1.9 million for return-to-provision adjustments, $0.6 million for the settlement of tax liability, interest and penalties in connection with unrecognized tax benefits and $2.0 million for the purchase of renewable energy-related transferable tax credits. In comparison, the provision for income taxes for the year ended December 31, 2023 included benefits of $5.4 million for return-to-provision adjustments, $2.0 million for the settlement of tax liability, interest and penalties in connection with unrecognized tax benefits and $1.5 million for the purchase of renewable energy-related transferable tax credits. Our consolidated effective tax rate can vary from period to period depending on the geographic mix of our earnings, changes in tax legislation and tax rates and the amount and timing of excess tax benefits related to share-based payments, among other factors.

Liquidity and Capital Resources

During the year ended December 31, 2024, we have met our funding requirements through cash on hand, internally generated funds and short-term borrowings. Cash and cash equivalents and corporate bond and U.S. Treasury investments totaled $698.6 million as of December 31, 2024. Our investments generally consist of investment-grade corporate bonds and U.S. Treasury securities. We limit the amounts that can be invested in any single issuer and invest in short- to intermediate-term instruments whose fair values are less sensitive to interest rate changes.

In August 2023, we entered into the Credit Agreement, which provides aggregate commitments totaling $750.0 million, including a revolving credit facility, a $5.0 million letter of credit sub-limit for standby letters of credit and a $380.0 million sub-limit for swingline loans. The Credit Agreement will mature on August 9, 2026, with our option to request up to two additional 364-day extensions at the discretion of each lender and subject to customary conditions. As of December 31, 2024, we had $0.1 million in letters of credit outstanding and $749.9 million in available borrowing capacity under the Credit Agreement. Borrowings under the Credit Agreement will bear interest at a rate per annum equal to an alternate base rate or the adjusted term SOFR rate, plus an applicable margin that varies with our consolidated total leverage ratio. The Credit Agreement requires that we satisfy certain covenants, including a requirement to not exceed a maximum consolidated total leverage ratio. We were in compliance with all applicable covenants at December 31, 2024. See Note 13 to the Consolidated Financial Statements for a discussion of the Credit Agreement.

In connection with their self-clearing operations, certain of our operating subsidiaries maintain agreements with a settlement bank to allow the subsidiaries to borrow an aggregate of up to $500.0 million on an uncommitted basis, collateralized by eligible securities pledged by the subsidiaries to the settlement bank, subject to certain haircuts. Borrowings under these agreements will bear interest at a base rate per annum equal to the higher of the upper range of the Federal Funds Rate, 0.25% or one-month SOFR, plus 1.00%. As of December 31, 2024, the subsidiaries had no borrowings outstanding and up to $500.0 million in available uncommitted borrowing capacity under such agreements. See Note 13 to the Consolidated Financial Statements for a discussion of these agreements.

Under arrangements with their settlement banks, certain of our operating subsidiaries may receive overnight financing in the form of bank overdrafts. As of December 31, 2024, we had no overdrafts payable outstanding.

As a result of our self-clearing and settlement activities, we are required to finance certain transactions, maintain deposits with various clearing organizations and clearing broker-dealers and maintain a special reserve bank account for the benefit of customers pursuant to Rule 15c3-3 of the Exchange Act. As of December 31, 2024, the aggregate amount of the positions financed, restricted cash deposits and customer reserve balances associated with our self-clearing and settlement activities was $189.6 million. These requirements can fluctuate based on trading activity, market volatility or other factors which may impact our liquidity or require us to use our capital resources.

Cash Flows for the Year Ended December 31, 2024 Compared to the Year Ended December 31, 2023

Our cash flows were as follows:

	Year Ended December 31,
	2024	2023	$ Change	% Change
	($ in thousands)
Net cash provided by operating activities	$385,237	$333,767	$51,470	15.4%
Net cash (used in) investing activities	(86,935)	(155,290)	68,355	(44.0)
Net cash (used in) financing activities	(201,377)	(147,057)	(54,320)	36.9
Effect of exchange rate changes on cash and cash equivalents	(8,138)	7,588	(15,726)	NM
Net increase for the period	$88,787	$39,008	$49,779	127.6%
NM - not meaningful

Cash flows from operating activities consist primarily of net income adjusted for non-cash items that primarily include depreciation and amortization, stock-based compensation expense, deferred tax expense and changes in receivables and payables on the consolidated statement of financial condition. The $51.5 million increase in net cash provided by operating activities was primarily due to higher net income and favorable changes in accounts receivable, prepaid and other assets, trading investments, accrued employee compensation and accounts payable accrued expenses and other liabilities, offset by higher net receivables from broker-dealers, clearing organizations and customers associated with our clearing activities.

The $68.4 million decrease in net cash used in investing activities was primarily attributable to lower cash used for acquisitions of $78.5 million, offset by higher net purchases of available-for-sale investments of $6.0 million and higher capital expenditures of $4.1 million.

The $54.3 million increase in net cash used in financing activities was principally due to higher repurchases of common stock of $75.5 million and higher cash dividends of $3.0 million, offset by lower payments of contingent consideration of $12.5 million, higher exercises of stock options of $2.0 million and lower withholding tax payments on restricted stock vesting of $9.6 million.

The $15.8 million change in the effect of exchange rate changes on cash and cash equivalents was driven by changes in the cumulative translation adjustment which reflects the strengthening of the U.S. dollar versus the British Pound and Euro in the year ended December 31, 2024 compared to the weakening of the U.S. dollar during the year ended December 31, 2023.

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

Certain of our U.S. subsidiaries are registered as broker-dealers and are subject to the applicable rules and regulations of the SEC, FINRA and the CFTC. These rules contain minimum net capital requirements, as defined in the applicable regulations. Certain of our foreign subsidiaries are regulated by the FCA in the U.K. or other foreign regulators and must maintain financial resources, as defined in the applicable regulations, in excess of the applicable financial resources requirement. As of December 31, 2024, each of our subsidiaries that are subject to these regulations had net capital or financial resources in excess of their minimum requirements. As of December 31, 2024, our subsidiaries maintained aggregate net capital and financial resources that were $574.6 million in excess of the required levels of $33.8 million.

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

We execute securities transactions between our institutional investor and broker-dealer clients on a matched principal basis by serving as counterparty to both the buyer and the seller in trades. Our operating subsidiaries settle such transactions using their self-clearing operations or through the use of third-party clearing brokers or settlement agents. Settlement typically occurs within one to two trading days after the trade date. Cash settlement of the transaction occurs upon receipt or delivery of the underlying instrument that was traded. Under both the self-clearing and the third-party clearing models, we may be exposed to credit risk in the event a counterparty does not fulfill its obligation to complete a transaction or if there is an error in executing a matched principal transaction. Pursuant to the terms of the securities clearing agreements, each third-party clearing broker has the right to charge us for any losses they suffer resulting from a counterparty’s failure on any of our trades. We did not record any liabilities or losses with regard to counterparty failures for the years ended December 31, 2024 and 2023. Substantially all of our open securities failed-to-deliver and securities failed-to-receive transactions as of December 31, 2024 have subsequently settled at the contractual amounts.

In the normal course of business, we enter into contracts that contain a variety of representations, warranties and indemnification provisions. Our maximum exposure from any claims under these arrangements is unknown, as this would involve claims that have not yet occurred.

We have leases for corporate offices and equipment with initial lease terms ranging from one year to 15 years. We have total future contractual rent payments on these leases of $94.1 million, with $12.8 million due within the next 12 months and $81.3 million due beyond 12 months.

We enter into foreign currency forward contracts to economically hedge our exposure to variability in certain foreign currency transaction gains and losses. As of December 31, 2024, the notional value of our foreign currency forward contract outstanding was $64.5 million and the fair value of the liability was $0.9 million.

In January 2022, our Board authorized the 2022 Repurchase Program for up to $150.0 million. In August 2024, our Board authorized the 2024 Repurchase Program for up to an additional $200.0 million. As of December 31, 2024, we had $225.0 million of remaining capacity under the Repurchase Programs. As of January 31, 2025, we had $220.0 million of remaining capacity under the Repurchase Programs. Shares repurchased under the Repurchase Programs will be held in treasury for future use.

In January 2025, our Board approved a quarterly cash dividend of $0.76 per share payable on March 5, 2025 to stockholders of record as of the close of business on February 19, 2025. Any future declaration and payment of dividends will be at the sole discretion of our Board.

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

The table set forth below presents a reconciliation of our net income to EBITDA and net income margin to EBITDA margin, as defined, for the years ended December 31, 2024 and 2023:

	Year Ended December 31,
	2024	2023
	($ in thousands)
Net income	$274,181	$258,055
Interest income	(26,046)	(22,425)
Interest expense	1,601	1,983
Provision for income taxes	86,365	74,645
Depreciation and amortization	73,824	70,557
EBITDA	$409,925	$382,815

Net income margin	33.6%	34.3%
Interest income	(3.2)	(3.0)
Interest expense	0.2	0.3
Provision for income taxes	10.6	9.9
Depreciation and amortization	9.0	9.4
EBITDA margin	50.2%	50.9%

The table set forth below presents a reconciliation of our net cash provided by operating activities to free cash flow, as defined, for the years ended December 31, 2024 and 2023:

	Year Ended December 31,
	2024	2023
	($ in thousands)
Net cash provided by operating activities	$385,237	$333,767
Exclude: Net change in trading investments	629	25,248
Exclude: Net change in fail-to-deliver/receive from broker-dealers, clearing organizations and customers	(1,118)	(46,696)
Less: Purchases of furniture, equipment and leasehold improvements	(9,942)	(9,326)
Less: Capitalization of software development costs	(46,623)	(43,122)
Free Cash Flow	$328,183	$259,871

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

As of December 31, 2024, we had $99.0 million of investments in U.S. Treasuries that were classified as trading securities and $55.1 million of investments in corporate bonds that were classified as available-for-sale. Adverse movements, such as a decrease in the value of these securities or a downturn or disruption in the markets for these securities, could result in a substantial loss. A 10.0% decrease in the market value of our U.S Treasuries or available-for-sale investments would result in losses of approximately $9.9 million and $5.5 million, respectively. In addition, principal gains and losses resulting from these securities could on occasion have a disproportionate effect, positive or negative, on our financial condition and results of operations for any particular reporting period.

See also Part I, Item 1A.– “Risk Factors – Risks Related to Global Economic and Market Conditions – Global economic, political and market factors beyond our control could reduce demand for our services, and our profitability and business could suffer.”

Interest Rate Risk

Interest rate risk represents our exposure to interest rate changes with respect to our cash and cash equivalents, restricted cash and deposits. As of December 31, 2024, our cash and cash equivalents, restricted cash and deposits amounted to $700.5 million. A hypothetical 100 basis point change in interest rates would increase or decrease our annual interest income by approximately $7.0 million, assuming no change in the amount or composition of our cash and cash equivalents, restricted cash and deposits.

As of December 31, 2024, a hypothetical 100 basis point increase or decrease in interest rates would decrease or increase the fair value of the available-for-sale investment portfolio by approximately $1.0 million, assuming no change in the amount or composition of the investments. The hypothetical unrealized gain or loss of $1.0 million would be recognized in accumulated other comprehensive loss on the Consolidated Statements of Financial Condition.

A similar hypothetical 100 basis point increase or decrease in interest rates would decrease or increase the fair value of the trading securities portfolio by approximately $2.2 million. The hypothetical unrealized gain or loss of $2.2 million would be recognized in other, net in the Consolidated Statements of Operations.

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

During the year ended December 31, 2024, approximately 15.8% of our revenue and 24.5% of our expenses were denominated in currencies other than the U.S. dollar, most notably the British Pound Sterling. Based on actual results over the past year, a hypothetical 10.0% increase or decrease in the U.S. dollar against all other currencies would have increased or decreased revenue by approximately $12.9 million and operating expenses by approximately $11.7 million.

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

Derivative Risk

Our limited derivative risk stems from our activities in the foreign currency forward contract market. We use this market to economically hedge our foreign exchange gains and losses on the Consolidated Statements of Operations that arise from our U.S. dollar versus British Pound Sterling exposure from the activities of our U.K. subsidiaries. As of December 31, 2024, the notional amount of our foreign currency forward contract was $64.5 million. We do not hold derivative instruments for purposes other than economically hedging foreign currency risk.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2024. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework (2013).

Based on its assessment and those criteria, management concluded that the Company maintained effective internal control over financial reporting as of December 31, 2024.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2024 has been audited by PricewaterhouseCoopers LLP (PCAOB ID 238), an independent registered public accounting firm, as stated in their report which appears herein.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of MarketAxess Holdings Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated statements of financial condition of MarketAxess Holdings Inc. and its subsidiaries (the “Company”) as of December 31, 2024 and 2023, and the related consolidated statements of operations, of comprehensive income, of changes in stockholders’ equity and of cash flows for each of the three years in the period ended December 31, 2024, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Basis for Opinions

The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Revenue Recognition - Open Trading Commissions

As described in Note 2 to the consolidated financial statements, the Company executes trades between and among institutional investor and broker-dealer clients on a matched principal basis by serving as counterparty to both the buyer and the seller (“Open Trading”). Open Trading variable transaction fees, which represent commissions for matched principal trades, were $178.0 million for the year ended December 31, 2024. Variable transaction fees are generally calculated as a percentage of the notional dollar volume of bonds traded on the platform and vary based on the type, size, yield, maturity of the bond traded, and individual client incentives. For Open Trading trades, the Company earns its commission through the difference in price between the two trades. As disclosed by management, commissions are determined based on the fee schedule associated with the instrument being traded.

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

February 24, 2025

We have served as the Company’s auditor since 2000.

MARKETAXESS HOLDINGS INC.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	As of
	December 31, 2024	December 31, 2023
	(In thousands, except share and per share amounts)
ASSETS
Cash and cash equivalents	$544,478	$451,280
Cash segregated under federal regulations	47,107	45,122
Investments, at fair value	165,260	134,861
Accounts receivable, net of allowance of $982 and $577 as of December 31, 2024 and 2023, respectively	91,845	89,839
Receivables from broker-dealers, clearing organizations and customers	357,728	687,936
Goodwill	236,706	236,706
Intangible assets, net of accumulated amortization	98,078	119,108
Furniture, equipment, leasehold improvements and capitalized software, net of accumulated depreciation and amortization	107,298	102,671
Operating lease right-of-use assets	58,132	63,045
Prepaid expenses and other assets	82,584	84,499
Total assets	$1,789,216	$2,015,067

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Accrued employee compensation	68,054	60,124
Payables to broker-dealers, clearing organizations and customers	218,845	537,398
Income and other tax liabilities	3,683	7,892
Accounts payable, accrued expenses and other liabilities	37,320	37,013
Operating lease liabilities	72,654	79,677
Total liabilities	$400,556	$722,104

Commitments and Contingencies (Note 13)

Stockholders’ equity
Preferred stock, $0.001 par value, 4,855,000 shares authorized, no shares issued and outstanding as of December 31, 2024 and 2023, respectively	—	—
Series A Preferred Stock, $0.001 par value, 110,000 shares authorized, no shares issued and outstanding as of December 31, 2024 and 2023, respectively	—	—
Common stock voting, $0.003 par value, 110,000,000 shares authorized, 41,020,421 shares and 40,940,769 shares issued and 37,646,374 shares and 37,899,688 shares outstanding as of December 31, 2024 and 2023, respectively	123	123
Common stock non-voting, $0.003 par value, 10,000,000 shares authorized, no shares issued and outstanding as of December 31, 2024 and 2023, respectively	—	—
Additional paid-in capital	350,701	333,292
Treasury stock – Common stock voting, at cost, 3,374,047 shares and 3,041,081 shares as of December 31, 2024 and 2023, respectively	(333,369)	(260,298)
Retained earnings	1,405,904	1,244,216
Accumulated other comprehensive loss	(34,699)	(24,370)
Total stockholders’ equity	1,388,660	1,292,963
Total liabilities and stockholders’ equity	$1,789,216	$2,015,067

The accompanying notes are an integral part of these consolidated financial statements.

MARKETAXESS HOLDINGS INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2024	2023	2022
	(In thousands, except per share amounts)
Revenues
Commissions	$711,710	$662,964	$641,183
Information services	50,540	46,383	39,314
Post-trade services	42,487	40,178	36,877
Technology services	12,360	3,022	926
Total revenues	817,097	752,547	718,300

Expenses
Employee compensation and benefits	235,880	206,926	182,104
Depreciation and amortization	73,824	70,557	61,446
Technology and communications	72,166	62,801	52,964
Professional and consulting fees	27,382	31,935	33,949
Occupancy	14,690	14,216	14,121
Marketing and advertising	11,713	11,049	9,977
Clearing costs	17,863	17,002	17,663
General and administrative	22,709	23,042	19,200
Total expenses	476,227	437,528	391,424
Operating income	340,870	315,019	326,876
Other income (expense)
Interest income	26,046	22,425	5,040
Interest expense	(1,601)	(1,983)	(700)
Equity in earnings of unconsolidated affiliate	1,395	735	1,126
Other, net	(6,164)	(3,496)	5,946
Total other income (expense)	19,676	17,681	11,412
Income before income taxes	360,546	332,700	338,288
Provision for income taxes	86,365	74,645	88,064
Net income	$274,181	$258,055	$250,224

Net income per common share
Basic	$7.29	$6.87	$6.68
Diluted	$7.28	$6.85	$6.65

Cash dividends declared per common share	$2.96	$2.88	$2.80

Weighted average shares outstanding
Basic	37,600	37,546	37,468
Diluted	37,672	37,654	37,643

The accompanying notes are an integral part of these consolidated financial statements.

MARKETAXESS HOLDINGS INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
	2024	2023	2022
	(In thousands)
Net income	$274,181	$258,055	$250,224
Cumulative translation adjustment	(10,094)	13,349	(24,367)
Net unrealized gain/(loss) on securities available-for- sale, net of tax of $92 and $12, respectively	(235)	(22)	—
Comprehensive income	$263,852	$271,382	$225,857

The accompanying notes are an integral part of these consolidated financial statements.

MARKETAXESS HOLDINGS INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Common Stock Voting	Additional Paid-In Capital	Treasury Stock - Common Stock Voting	Retained Earnings	Accumulated Other Comprehensive Loss	Total stockholders’ equity
	(In thousands, except per share amounts)
Balance at December 31, 2021	123	330,262	(232,712)	956,966	(13,330)	1,041,309
Net income	—	—	—	250,224	—	250,224
Cumulative translation adjustment	—	—	—	—	(24,367)	(24,367)
Stock-based compensation	—	29,864	—	—	—	29,864
Exercise of stock options	—	672	—	—	—	672
Withholding tax payments on Full Value Awards vesting and stock option exercises	—	(23,404)	—	—	—	(23,404)
Repurchases of common stock	—	—	(87,540)	—	—	(87,540)
Treasury stock reclassification	—	8,074	(8,074)	—	—	—
Cash dividend on common stock ($2.80 per share)	—	—	—	(105,665)	—	(105,665)
Balance at December 31, 2022	123	345,468	(328,326)	1,101,525	(37,697)	1,081,093
Net income	—	—	—	258,055	—	258,055
Cumulative translation adjustment	—	—	—	—	13,349	13,349
Unrealized net gain (loss) on securities available-for-sale, net of tax	—	—	—	—	(22)	(22)
Stock-based compensation	—	29,190	—	—	—	29,190
Exercise of stock options	—	940	—	—	—	940
Withholding tax payments on Full Value Awards vesting and stock option exercises	—	(25,839)	—	—	—	(25,839)
Reissuance of treasury stock	—	(242)	1,235	—	—	993
Treasury stock used for acquisition	—	(16,225)	66,793	(6,727)	—	43,841
Cash dividend on common stock ($2.88 per share)	—	—	—	(108,637)	—	(108,637)
Balance at December 31, 2023	123	333,292	(260,298)	1,244,216	(24,370)	1,292,963
Net income	—	—	—	274,181	—	274,181
Cumulative translation adjustment	—	—	—	—	(10,094)	(10,094)
Unrealized net gain (loss) on securities available-for-sale, net of tax	—	—	—	—	(235)	(235)
Stock-based compensation	—	30,847	—	—	—	30,847
Exercise of stock options	—	2,988	—	—	—	2,988
Withholding tax payments on Full Value Awards vesting and stock option exercises	—	(16,194)	—	—	—	(16,194)
Reissuance of treasury stock	—	(232)	2,403	(581)	—	1,590
Repurchases of common stock	—	—	(75,474)	—	—	(75,474)
Cash dividend on common stock ($2.96 per share)	—	—	—	(111,912)	—	(111,912)
Balance at December 31, 2024	$123	$350,701	$(333,369)	$1,405,904	$(34,699)	$1,388,660

The accompanying notes are an integral part of these consolidated financial statements.

MARKETAXESS HOLDINGS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2024	2023	2022
	(In thousands)
Cash flows from operating activities
Net income	$274,181	$258,055	$250,224
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	73,824	70,557	61,446
Amortization of operating lease right-of-use assets	6,639	5,853	5,708
Stock-based compensation expense	29,684	29,190	29,864
Deferred taxes	(3,878)	(5,815)	(6,547)
Foreign currency transaction losses/(gains)	1,276	4,718	(8,783)
Other	7,042	(3,113)	555
Changes in operating assets and liabilities:			—
(Increase) in accounts receivable	(3,730)	(7,116)	(15,136)
Decrease/(increase) in receivables from broker-dealers, clearing organizations and customers	320,091	(181,044)	(47,631)
Decrease/(increase) in prepaid expenses and other assets	1,009	(11,898)	(4,249)
(Increase) in trading investments	(629)	(25,248)	(49,527)
(Increase)/decrease in mutual funds held in rabbi trust	(621)	(1,103)	1,813
Increase/(decrease) in accrued employee compensation	7,049	1,466	(3,417)
(Decrease)/increase in payables to broker-dealers, clearing organizations and customers	(318,229)	227,920	74,668
(Decrease) in income and other tax liabilities	(3,284)	(14,691)	(4,768)
Increase/(decrease) in accounts payable, accrued expenses and other liabilities	3,543	(7,229)	11,384
(Decrease) in operating lease liabilities	(8,730)	(6,735)	(6,373)
Net cash provided by operating activities	385,237	333,767	289,231
Cash flows from investing activities
Available-for-sale investments
Proceeds from maturities and sales	12,440	4,452	—
Purchases	(42,810)	(28,818)	—
Acquisitions, net of cash and cash equivalents acquired	—	(78,476)	—
Acquisition of equity method investment	—	—	(34,400)
Purchases of furniture, equipment and leasehold improvements	(9,942)	(9,326)	(13,142)
Capitalization of software development costs	(46,623)	(43,122)	(38,730)
Net cash (used in) investing activities	(86,935)	(155,290)	(86,272)
Cash flows from financing activities
Cash dividends on common stock	(112,697)	(109,658)	(105,942)
Exercise of stock options	2,988	940	672
Withholding tax payments on Full Value Awards vesting and stock option exercises	(16,194)	(25,839)	(23,404)
Repurchases of common stock	(75,474)	—	(87,540)
Payment of contingent consideration	—	(12,500)	(26,164)
Proceeds from short-term borrowings	344,925	123,995	100,000
Repayments of short-term borrowings	(344,925)	(123,995)	(100,000)
Net cash (used in) financing activities	(201,377)	(147,057)	(242,378)
Effect of exchange rate changes on cash and cash equivalents	(8,138)	7,588	(13,484)
Cash and cash equivalents including restricted cash
Net increase for the period	88,787	39,008	(52,903)
Beginning of period	611,672	572,664	625,567
End of period	$700,459	$611,672	$572,664

The accompanying notes are an integral part of these consolidated financial statements.

MARKETAXESS HOLDINGS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

	Year Ended December 31,
	2024	2023	2022
	(In thousands)
Supplemental cash flow information
Cash paid for income taxes	$96,932	$94,814	$88,677
Cash paid for interest	1,717	1,870	652
Non-cash investing and financing activity
Operating lease right-of-use assets obtained in exchange for operating lease liabilities	1,840	1,183	1,880
Furniture, equipment, software and leasehold improvement additions included in accounts payable	693	—	—
Stock-based and accrued incentive compensation relating to capitalized software development costs	5,542	—	—
Exercise of stock options - cashless	1,735	—	3,845
Liabilities assumed in connection with acquisition of business:
Fair value of assets acquired	—	127,635	—
Cash paid for acquisition, net of cash and cash equivalents acquired	—	(78,476)	—
Treasury stock used for acquisition	—	(43,841)	—
Liabilities assumed	$—	$5,318	$—

The accompanying notes are an integral part of these consolidated financial statements.

MARKETAXESS HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Principal Business Activity

MarketAxess Holdings Inc. was incorporated in the State of Delaware on April 11, 2000. Through its subsidiaries, MarketAxess operates leading electronic trading platforms delivering expanded liquidity opportunities, improved execution quality and significant cost savings across global fixed-income markets. Approximately 2,100 institutional investor and broker-dealer firms use MarketAxess’ patented trading technology to access global liquidity on its platforms in U.S. high-grade bonds, U.S. high-yield bonds, emerging market debt, Eurobonds, municipal bonds, U.S. government bonds and other fixed-income securities. MarketAxess offers a diverse set of trading protocols, automated and algorithmic trading solutions, intelligent data products and a range of post-trade and technology services to provide an end-to-end trading solution to its network of platform participants. Through its Open Trading® protocols, MarketAxess executes bond trades between and among institutional investor and broker-dealer clients in the leading all-to-all anonymous trading environment for corporate bonds.
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

Fair Value Financial Instruments

Fair value is defined as “the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.” A three-tiered hierarchy for determining fair value has been established that prioritizes inputs to valuation techniques used in fair value calculations. The three levels of inputs are defined as Level 1 (unadjusted quoted prices for identical assets or liabilities in active markets), Level 2 (inputs that are observable in the marketplace other than those inputs classified in Level 1) and Level 3 (inputs that are unobservable in the marketplace). The Company’s financial assets and liabilities measured at fair value on a recurring basis consist of its money market funds, trading securities, available-for-sale securities and foreign currency forward contracts. All other financial instruments are short-term in nature and the carrying amounts reported on the Consolidated Statements of Financial Condition approximate fair value.

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

The allowance for credit losses was $1.0 million and $0.6 million as of December 31, 2024 and 2023, respectively. The provision for bad debts was $0.8 million, $0.4 million and $0.6 million for the years ended December 31, 2024, 2023 and 2022, respectively. Write-offs and other charges against the allowance for credit losses were $0.4 million, $0.3 million and $0.1 million for the years ended December 31, 2024, 2023 and 2022, respectively.

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

Following the Pragma Acquisition in the fourth quarter of 2023, the Company also earns other commissions on equities and foreign exchange products for algorithmic trading services. These fees incorporate variable transaction fees, which are calculated as a percentage of the notional dollar volume traded and are billed on a monthly basis.

The following table presents commission revenue by fee type:

	Year Ended December 31,
	2024	2023	2022
	(In thousands)
Commission revenue by fee type
Variable transaction fees
Disclosed trading	$361,252	$323,038	$321,603
Open Trading – matched principal trading	177,966	178,517	175,440
U.S. government bonds - matched principal trading	19,310	15,222	16,978
Other	20,016	4,979	—
Total variable transaction fees	578,544	521,756	514,021
Distribution fees and unused minimum fees	133,166	141,208	127,162
Total commissions	$711,710	$662,964	$641,183

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

	Year Ended December 31,
	2024	2023	2022
	(In thousands)
Information services revenue by timing of recognition
Services transferred over time	$49,560	$45,102	$38,452
Services transferred at a point in time	980	1,281	862
Total information services revenues	$50,540	$46,383	$39,314

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

	Year Ended December 31,
	2024	2023	2022
	(In thousands)
Post-trade services revenue by timing of recognition
Services transferred over time	$42,170	$40,061	$36,835
Services transferred at a point in time	317	117	42
Total post-trade services revenues	$42,487	$40,178	$36,877

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

The following table presents technology services revenue by timing of recognition:

	Year Ended December 31,
	2024	2023	2022
	(In thousands)
Technology services revenue by timing of recognition
Services transferred over time	$12,334	$3,021	$926
Services transferred at a point in time	26	1	-
Total technology services revenues	$12,360	$3,022	$926

MARKETAXESS HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Contract liabilities consist of deferred revenues that the Company records when cash payments are received or due in advance of services to be performed. Deferred revenues are included in accounts payable, accrued expenses and other liabilities on the Consolidated Statements of Financial Condition. The revenue recognized from contract liabilities and the remaining balance is shown below:

	December 31, 2023	Payments received in advance of services to be performed	Revenue recognized for services performed during the period	Foreign Currency Translation	December 31, 2024
	(In thousands)
Information services	$3,049	$14,948	$(14,695)	$—	$3,302
Post-trade services	923	20,436	(20,060)	(13)	1,286
Technology services	567	8,213	(8,365)	—	415
Total deferred revenue	$4,539	$43,597	$(43,120)	$(13)	$5,003

The majority of the Company’s information services and post-trade services contracts are short-term in nature with durations of less than one year. For contracts with original durations extending beyond one year, the aggregate amount of the transaction price allocated to remaining performance obligations was $47.0 million as of December 31, 2024. The Company expects to recognize revenue associated with the remaining performance obligations over the next 46 months.

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

Recent Accounting Pronouncements

In November 2023, Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The ASU expands public entities’ segment disclosures by requiring disclosure of significant segment expenses that are regularly reviewed by the chief operating decision maker (“CODM”) and included within each reported measure of segment profit or loss, an amount and description of its composition for other segment items and interim disclosures of a reportable segment’s profit or loss and assets. The ASU also requires the disclosure of the title and position of the CODM and an explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing segment performance and deciding how to allocate resources. All disclosure requirements under ASU 2023-07 and existing segment disclosures in ASC 280, Segment Reporting are also required for public entities with a single reportable segment. The ASU is effective for the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024, and subsequent interim periods. The ASU must be applied retrospectively to all periods presented in the financial statements. The Company adopted this standard for the year ended December 31, 2024.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The ASU requires disaggregated information about a reporting entity’s effective tax rate reconciliation and income taxes paid. The ASU is effective for the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025. The guidance may be applied on a prospective or retrospective basis and early adoption is permitted. Adoption of this ASU will result in additional disclosures, but will not have an impact on the Company’s consolidated statements of financial condition, operations and cash flows.

In November 2024, the FASB issued ASU 2024-03, Disaggregation of Income Statement Expenses. The ASU primarily will require enhanced disclosures about certain types of expenses. The amendments in ASU 2024-03 are effective for fiscal years beginning after December 15, 2026 and interim periods within fiscal years beginning after December 15, 2027, and may be applied either on a prospective or retrospective basis. The Company is currently evaluating the impact of the standard on its disclosures.

3. Regulatory Capital Requirements

Certain of the Company’s U.S. subsidiaries are registered as broker-dealers and are subject to the applicable rules and regulations of the SEC, FINRA and the CFTC. These rules contain minimum net capital requirements, as defined in the applicable regulations. Certain of the Company’s foreign subsidiaries are regulated by the FCA in the U.K. or other foreign regulators and must maintain financial resources, as defined in the applicable regulations, in excess of the applicable financial resources requirement. As of December 31, 2024, each of the Company’s subsidiaries that are subject to these regulations had net capital or financial resources in excess of their minimum requirements. As of December 31, 2024, the Company’s subsidiaries maintained aggregate net capital and financial resources that were $574.6 million in excess of the required levels of $33.8 million.

MARKETAXESS HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

One of the Company’s U.S. broker-dealer subsidiaries is required to segregate funds in a special reserve bank account for the benefit of customers pursuant to Rule 15c3-3 of the Exchange Act. As of December 31, 2024, the U.S. broker-dealer subsidiary had a balance of $47.1 million in its special reserve bank account. This U.S. broker-dealer subsidiary also maintained net capital that was $318.9 million in excess of the required level of $2.3 million.

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

4. Fair Value Measurements

The following table summarizes the valuation of the Company’s assets and liabilities measured at fair value as categorized based on the hierarchy described in Note 2:

	Level 1	Level 2	Level 3	Total
	(In thousands)
As of December 31, 2024
Assets
Money market funds	$55,473	$—	$—	$55,473
Securities available-for-sale
Corporate debt	—	55,108	—	55,108
Trading securities
U.S. Treasuries	—	99,045	—	99,045
Mutual funds held in rabbi trust	—	11,107	—	11,107
Total assets	$55,473	$165,260	$—	$220,733

Liabilities
Foreign currency forward position	—	936	—	936
Total liabilities	$—	$936	$—	$936

As of December 31, 2023
Assets
Money market funds	$18,634	$—	$—	$18,634
Securities available-for-sale
Corporate debt	—	24,694	—	24,694
Trading securities
U.S. Treasuries	—	99,682	—	99,682
Mutual funds held in rabbi trust	—	10,485	—	10,485
Foreign currency forward position	—	1,901	—	1,901
Total assets	$18,634	$136,762	$—	$155,396

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

	Carrying Value	Fair Value	Level 1	Level 2	Level 3	Total
	(In thousands)
As of December 31, 2024
Financial assets not measured at fair value:
Cash	$489,005	$489,005	$489,005	$—	$—	$489,005
Cash segregated under federal regulations	47,107	47,107	47,107	—	—	47,107
Accounts receivable, net of allowance	91,845	91,845	—	91,845	—	91,845
Receivables from broker-dealers, clearing organizations and customers	357,728	357,728	107,652	250,076	—	357,728
Total	$985,685	$985,685	$643,764	$341,921	$—	$985,685

Financial liabilities not measured at fair value:
Payables to broker-dealers, clearing organizations and customers	$218,845	$218,845	$—	$218,845	$—	$218,845

As of December 31, 2023
Financial assets not measured at fair value:
Cash	$432,646	$432,646	$432,646	$—	$—	$432,646
Cash segregated under federal regulations	45,122	45,122	45,122	—	—	45,122
Accounts receivable, net of allowance	89,839	89,839	—	89,839	—	89,839
Receivables from broker-dealers, clearing organizations and customers	687,936	687,936	115,151	572,785	—	687,936
Total	$1,255,543	$1,255,543	$592,919	$662,624	$—	$1,255,543

Financial liabilities not measured at fair value:
Payables to broker-dealers, clearing organizations and customers	$537,398	$537,398	$—	$537,398	$—	$537,398

During the years ended December 31, 2024 and 2023, there were no transfers of securities between Level 1, Level 2 and Level 3.

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

	As of
	December 31, 2024	December 31, 2023
	(In thousands)
Notional value	$64,454	$61,858
Fair value of notional	63,518	63,759
Fair value of the (liability)/asset	$(936)	$1,901

MARKETAXESS HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Realized and unrealized gains and losses on foreign currency forward contracts are included in other, net in the Consolidated Statements of Operations. The following table summarizes the realized and unrealized gains and losses on foreign currency forward contracts:

	Year Ended December 31,
	2024	2023	2022
	(In thousands)
Unrealized gain/(loss)	$(2,838)	$3,590	(1,688)
Realized gain/(loss)	1,148	(1,470)	$802
Total gain/(loss)	$(1,690)	$2,120	$(886)

The Company records cash collateral deposits with its counterparty bank in prepaid expenses and other assets on the Consolidated Statements of Financial Condition. As of December 31, 2024, the Company maintained a cash collateral deposit of $1.1 million with its counterparty bank.

The following table summarizes the Company’s investments:

	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
	(In thousands)
As of December 31, 2024
Securities available-for-sale
Corporate debt	$55,447	$88	$(427)	$55,108
Trading securities
U.S. Treasuries	100,484	86	(1,525)	99,045
Mutual funds held in rabbi trust	10,212	900	(5)	11,107
Total investments	$166,143	$1,074	$(1,957)	$165,260

As of December 31, 2023
Securities available-for-sale
Corporate debt	$24,705	$55	$(66)	$24,694
Trading securities
U.S. Treasuries	99,236	446	—	99,682
Mutual funds held in rabbi trust	10,962	172	(649)	10,485
Total investments	$134,903	$673	$(715)	$134,861

Proceeds from the sales and maturities of investments were $62.4 million and $29.5 million for the years ended December 31, 2024 and 2023, respectively. Purchases of investments were $93.4 million and $78.6 million for the years ended December 31, 2024 and 2023, respectively.

MARKETAXESS HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The following table summarizes the Company’s unrealized and realized gains and losses on investments:

	Year Ended December 31,
	2024	2023	2022
	(In thousands)
Unrealized gains/(losses)
Securities available-for-sale
Corporate debt	$(328)	$(11)	$—
Trading securities
U.S. Treasuries	(1,025)	446	(534)
Mutual funds held in rabbi trust	1,372	1,284	(2,091)
Total investments	$19	$1,719	$(2,625)

Realized gains/(losses)
Securities available-for-sale
Corporate debt	$4	$(11)	$—
Trading securities
Mutual funds held in rabbi trust	(328)	(138)	—
Total investments	$(324)	$(149)	$—

Liabilities:
Securities sold, not yet purchased	$174	$—	$—

Unrealized gains and losses on securities available-for-sale are included in accumulated other comprehensive loss on the Consolidated Statements of Financial Condition. Realized gains and losses on securities available-for-sale and realized and unrealized gains and losses on trading securities are included in other, net on the Consolidated Statements of Operations.

The following table summarizes the fair value of the Company’s corporate debt and U.S. Treasury investments based upon the contractual maturities:

	Less than one year	Due in 1 - 5 years	Total
	(In thousands)
As of December 31, 2024
Securities available-for-sale
Corporate debt	$9,346	$45,762	$55,108
Trading securities
U.S. Treasuries	49,978	49,067	99,045
Total	$59,324	$94,829	$154,153

As of December 31, 2023
Securities available-for-sale
Corporate debt	$10,727	$13,967	$24,694
Trading securities
U.S. Treasuries	49,756	49,926	99,682
Total	$60,483	$63,893	$124,376

MARKETAXESS HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The following table provides fair values and unrealized losses on the Company’s available-for-sale investments and the aging of securities’ continuous unrealized loss position:

	Less than Twelve Months		Twelve Months or More		Total
	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses
	(In thousands)
As of December 31, 2024
Corporate debt	$38,041	$(426)	$1,226	$(1)	$39,267	$(427)

As of December 31, 2023
Corporate debt	$17,658	$(66)	$—	$—	$17,658	$(66)

During the years ended December 31, 2024, 2023 and 2022, the Company did not recognize any credit losses on its available-for-sale securities. The unrealized losses on securities are due to changes in interest rates and market liquidity.

5. Receivables from and Payables to Broker-dealers, Clearing Organizations and Customers

Receivables from and payables to broker-dealers, clearing organizations and customers consisted of the following:

	As of
	December 31, 2024	December 31, 2023
Receivables from broker-dealers, clearing organizations and customers:	(In thousands)
Securities failed-to-deliver – broker-dealers and clearing organizations	$109,307	$282,125
Securities failed-to-deliver – customers	136,424	284,322
Cash deposits with clearing organizations and broker-dealers	107,652	115,151
Other	4,345	6,338
Total	$357,728	$687,936

Payables to broker-dealers, clearing organizations and customers:
Securities failed-to-receive – broker-dealers and clearing organizations	$158,694	$125,022
Securities failed-to-receive – customers	51,916	405,186
Other	8,235	7,190
Total	$218,845	$537,398

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

MARKETAXESS HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

RFQ Hub LLC Equity Investment

In May 2022, the Company invested $34.4 million to acquire a minority ownership stake in RFQ–hub Holdings LLC, an entity formed with a consortium of market participants to support the growth of RFQ-hub, a multi-asset request for quote platform. The Company possesses significant influence over RFQ–hub Holdings LLC and is accounting for its investment under the equity method of accounting. As of December 31, 2024, the Company’s investment is recorded at carrying value of $34.4 million within prepaid expenses and other assets on the Consolidated Statements of Financial Condition. The Company’s proportionate share of RFQ–hub Holdings LLC’s net earnings was $1.4 million and $0.7 million for the years ended December 31, 2024 and 2023, respectively, and is recorded within equity in earnings of unconsolidated affiliate on the Consolidated Statements of Operations. In October 2024, the Company received a distribution from RFQ-hub Holdings LLC of $3.2 million.

Under a services agreement, the Company charges its equity method investee for certain reimbursable support costs incurred by the Company, including personnel compensation, and certain operational overhead costs. The amounts billed for the years ended December 31, 2024 and 2023 were $2.1 million and $1.1 million, respectively, and are included within other, net on the Consolidated Statements of Operations. The receivable from the equity method investee was $0.6 million as of December 31, 2024 and is included within accounts receivable, net on the Consolidated Statements of Financial Condition.

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

MARKETAXESS HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

7. Goodwill and Intangible Assets

Goodwill and intangible assets with indefinite lives were $236.7 million as of each December 31, 2024 and 2023, respectively. Intangible assets that are subject to amortization, including the related accumulated amortization, are comprised of the following:

	December 31, 2024			December 31, 2023
	Cost	Accumulated amortization	Net carrying amount	Cost	Accumulated amortization	Net carrying amount
	(In thousands)

Customer relationships	$138,089	$(64,698)	$73,391	$140,348	$(50,987)	$89,361
Technology and other intangibles	41,130	(16,443)	$24,687	41,130	(11,383)	29,747
Total	$179,219	$(81,141)	$98,078	$181,478	$(62,370)	$119,108

Amortization expense associated with identifiable intangible assets was $19.8 million, $18.6 million and $16.4 million for the years ended December 31, 2024, 2023 and 2022, respectively. Annual estimated total amortization expense is $16.8 million, $15.1 million, $13.7 million, $12.2 million and $11.2 million for the years ended December 31, 2025 through 2029, respectively.

8. Capitalized Software, Furniture, Equipment and Leasehold Improvements

Capitalized software development costs, furniture, equipment and leasehold improvements, net of accumulated depreciation and amortization, are comprised of the following:

	As of December 31,
	2024	2023
	(In thousands)
Software development costs	$307,722	$261,850
Computer hardware and related software	50,770	42,913
Office hardware	7,201	7,609
Furniture and fixtures	6,520	6,508
Leasehold improvements	31,386	31,214
	403,599	350,094
Accumulated depreciation and amortization	(296,301)	(247,423)
Total	$107,298	$102,671

During the years ended December 31, 2024 and 2023, software development costs totaling $49.1 million and $43.1 million, respectively, were capitalized. Non-capitalized software costs and routine maintenance costs are expensed as incurred and are included in employee compensation and benefits and professional and consulting fees in the Consolidated Statements of Operations.

MARKETAXESS HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

9. Income Taxes

The provision for income taxes consists of the following:

	Year Ended December 31,
	2024	2023	2022
	(In thousands)
Current:
Federal	$48,337	$49,028	$52,865
State and local	9,695	4,047	20,716
Foreign	32,211	27,385	21,030
Total current provision	90,243	80,460	94,611
Deferred:
Federal	(2,884)	(2,823)	(5,830)
State and local	(573)	(754)	(1,350)
Foreign	(421)	(2,238)	633
Total deferred provision	(3,878)	(5,815)	(6,547)
Provision for income taxes	$86,365	$74,645	$88,064

Pre-tax income from U.S. operations was $235.8 million, $228.8 million and $236.4 million for the years ended December 31, 2024, 2023 and 2022, respectively. Pre-tax income from foreign operations was $124.7 million, $103.9 million and $101.9 million for the years ended December 31, 2024, 2023 and 2022, respectively.

The difference between the U.S. federal statutory tax rate of 21.0% and the Company’s effective tax rate is as follows:

	Year Ended December 31,
	2024	2023	2022
U.S. federal statutory tax rate	21.0%	21.0%	21.0%
State and local taxes, net of federal benefit	1.9	0.8	4.6
Tax credits	(1.3)	(1.0)	(0.4)
Foreign rate differential detriment (benefit)	1.4	0.9	(0.1)
Excess tax detriment (benefit) from stock-based compensation	0.4	0.1	(0.1)
Other, net	0.6	0.6	1.0
Effective tax rate	24.0%	22.4%	26.0%

MARKETAXESS HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The following is a summary of the Company’s net deferred tax assets:

	As of December 31,
	2024	2023
	(In thousands)
Deferred tax assets:
Stock compensation expense	$4,880	$4,441
Operating lease liabilities	15,753	17,128
Deferred compensation	2,700	2,596
Capitalized software development	3,130	791
Other	1,096	224
Total deferred tax assets	27,559	25,180
Valuation allowance	—	—
Net deferred tax assets	27,559	25,180
Deferred tax liabilities:
Depreciation	(6,990)	(8,617)
Goodwill and intangible assets	(5,307)	(3,987)
Operating lease right-of-use assets	(12,515)	(13,507)
Other deferred tax liabilities	—	(276)
Deferred tax asset (liability), net	$2,747	$(1,207)

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

A reconciliation of the Company’s unrecognized tax benefits is as follows:

	Year Ended December 31,
	2024	2023	2022
	(In thousands)
Balance at beginning of year	$3,130	$9,835	$15,089
Increase/(decrease) based on tax positions related to prior periods	—	—	160
(Decrease) related to settlements with taxing authorities	(3,130)	(6,705)	(5,414)
Balance at end of year	$—	$3,130	$9,835

As of December 31, 2024, the Company had no unrecognized tax benefits recorded. During the years ended December 31, 2024, 2023 and 2022, the Company recognized gross expenses of $0.3 million, $1.6 million and $5.8 million, respectively, in penalties and interest. The Company had no accrued balances for the payment of interest and penalties as of December 31, 2024, and $2.6 million accrued for the payment of interest and penalties as of December 31, 2023.

The Company will recognize any U.S. income tax expense the Company may incur on global intangible low-taxed income as income tax expense in the period in which the tax is incurred.

10. Stockholders’ Equity

Common Stock

As of December 31, 2024, the Company had 110,000,000 authorized shares of voting common stock and 10,000,000 authorized shares of non-voting common stock. Voting common stock entitles the holder to one vote per share of common stock held.

MARKETAXESS HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The following is a summary of the changes in the Company’s outstanding shares of voting common stock:

	Year Ended December 31,
	2024	2023	2022
	(In thousands)
Outstanding shares of voting common stock at the beginning of year	37,900	37,648	37,919
Exercise of stock options	16	6	29
Issuance of restricted stock and performance shares, net of cancellations	125	97	66
Shares withheld for withholding tax payments	(61)	(81)	(86)
Repurchases	(342)	—	(280)
Reissuance of treasury stock	8	5	—
Treasury stock used for acquisition	—	225	—
Outstanding shares of voting common stock at the end of year	37,646	37,900	37,648

The Board authorized the 2022 Repurchase Program and the 2024 Repurchase Program in January 2022 and August 2024, respectively. During the year ended December 31, 2024, the Company repurchased 341,477 shares of common stock under the Repurchase Programs at a cost of $75.0 million. As of December 31, 2024, the Company had $225.0 million of remaining capacity under the Repurchase Programs. Shares repurchased under the Repurchase Programs will be held in treasury for future use.

Dividends

During 2024, 2023 and 2022, the Company paid quarterly cash dividends of $0.74 per share, $0.72 per share and $0.70 per share, respectively. Any future declaration and payment of dividends will be at the sole discretion of the Board. The Board may take into account such matters as general business conditions, the Company’s financial results and condition, capital requirements, contractual obligations, and legal and regulatory restrictions on the payment of dividends to the Company’s stockholders or by the Company’s subsidiaries to their respective parent entities, and any such other factors as the Board may deem relevant.

11. Stock-Based Compensation Plans

The Company maintains the 2020 Plan which provides for the grant of Full Value Awards, stock options and other stock-based awards as incentives to encourage employees, consultants and non-employee directors to participate in the long-term success of the Company. As of December 31, 2024, there were 2,562,436 shares available for grant under the 2020 Plan.

Total stock-based compensation expense was as follows:

	Year Ended December 31,
	2024	2023	2022
	(In thousands)
Employees
Full Value Awards	$27,607	$24,205	$24,593
Stock options	1,728	3,592	3,583
	29,335	27,797	28,176
Non-employee directors
Restricted stock and restricted stock units	1,512	1,393	1,688
Total stock-based compensation	$30,847	$29,190	$29,864

The Company records stock-based compensation expense for employees in employee compensation and benefits and for non-employee directors in general and administrative expenses in the Consolidated Statements of Operations. Total stock-based compensation for employees includes $1.2 million, $0.9 million and $0.9 million of capitalized software development costs for the years ended December 31, 2024, 2023 and 2022, respectively.

MARKETAXESS HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Stock Options

The exercise price of each option granted is equal to the market price of the Company’s common stock on the date of grant. Generally, option grants have provided for vesting over a three-year period. Options generally expire in six years from the date of grant. The fair value of each option award is estimated on the date of grant using the Black-Scholes option-pricing model. The determination of fair value of share-based payment awards on the date of grant using an option-pricing model is affected by the Company’s stock price as well as assumptions regarding a number of complex and subjective variables, including the expected stock price volatility over the term of the awards, the risk-free interest rate, the expected dividend yield rate and the expected term. Expected volatilities are based on historical volatility of the Company’s stock. The risk-free interest rate is based on U.S. Treasury securities with a maturity value approximating the expected term of the option. The dividend yield rate is based on the expected annual dividends to be paid divided by the expected stock price. The expected term represents the period of time that options granted are expected to be outstanding based on actual and projected employee stock option exercise behavior.

The weighted-average fair value for options granted during the years ended December 31, 2024, 2023 and 2022 were $77.16, $123.47 and $101.38, respectively. The following table represents the assumptions used for the Black-Scholes option-pricing model to determine the per share weighted-average fair value for options granted:

	Year Ended December 31,
	2024	2023	2022
Expected life (years)	4.7	5.0	5.0
Risk-free interest rate	4.0%	3.6%	1.5%
Expected volatility	39.2%	35.8%	32.6%
Expected dividend yield	1.3%	0.8%	0.7%

The following table reports stock option activity during the years ended December 31, 2024, 2023 and 2022 and the intrinsic value as of December 31, 2024:

	Number of Shares	Weighted-Average Exercise Price ($)	Remaining Contractual Term	Intrinsic Value ($)
				(In thousands)
Outstanding at December 31, 2021	312,753	274.35
Granted	23,904	352.15
Canceled or forfeited	(1,646)	421.08
Exercised	(28,758)	157.08
Outstanding at December 31, 2022	306,253	290.65
Granted	13,908	358.53
Canceled or forfeited	(551)	382.12
Exercised	(5,653)	166.34
Outstanding at December 31, 2023	313,957	295.74
Granted	20,793	220.50
Canceled or forfeited	(229,478)	276.79
Exercised	(22,044)	205.28		1,314
Outstanding at December 31, 2024	83,228	353.14	3.2	115
Exercisable at December 31, 2024	46,710	411.47	2.1	—

The intrinsic value is the amount by which the closing price of the Company’s common stock on December 31, 2024 of $226.04 or the price on the day of exercise exceeds the exercise price of the stock options multiplied by the number of shares. As of December 31, 2024, there was $1.8 million of total unrecognized compensation cost related to unvested stock options. That cost is expected to be recognized over a weighted-average period of 1.5 years.

MARKETAXESS HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Service-Based Restricted Stock and Restricted Stock Unit Awards

Our annual compensation program includes share-based compensation awards as a component of certain employees’ total compensation. These awards generally vest ratably over a three-year period, subject to continued service to the Company. In addition, we grant share-based compensation awards in conjunction with certain new hires and for retention purposes. These awards generally vest over a three-year period. The Company also grants share-based compensation awards to its non-employee directors as part of such directors’ compensation. These awards generally vest on the earlier of the date of the Company’s next annual stockholders’ meeting or the one-year anniversary of the grant date, subject to continued service to the Company. Such share-based compensation awards are expensed over the requisite service period.

Annual Performance-based Performance Stock Unit Awards

The Company grants performance stock unit awards to certain executives and certain senior managers of the firm as a component of their total compensation and in conjunction with certain new hires and for retention purposes. Annual performance stock unit awards generally cliff-vest on the third anniversary of the grant date based on the certification of certain performance metrics and subject to the applicable employee’s continued service with the Company.

In January 2022, February 2023 and February 2024, annual performance stock units were granted with a three-year performance period that will vest based on the level of achievement by the Company of certain predetermined metrics, including pre-tax adjusted operating margin, U.S. credit market share and revenue growth excluding U.S. credit for the following three fiscal years, including the year of grant. The final awarded payout for the awards granted in 2022, 2023 and 2024 will range from zero to 200%. Subject to the grantee’s continued service, any performance stock unit award awarded to a participant will vest on the three-year anniversary of the grant date. Compensation expense for the three-year performance stock units is measured at the grant date and expensed over the requisite service period with performance target achievement assessed at the end of each reporting period.

Other Performance Stock Unit Awards

In March 2022, the Company’s Chief Information Officer received a one-time sign-on equity award consisting, in part, of a performance stock unit award with a target of 3,986 shares. The award will vest on March 1, 2025 after certification of the performance criteria, subject to his continued service through such date. Compensation expense for the Chief Information Officer award was measured at the grant date and will be expensed over the requisite service period with performance target achievement assessed at the end of each reporting period.

In April 2023, in connection with his appointment to the position, the Company’s Chief Executive Officer received a one-time equity award consisting, in part, of a performance stock unit award with a target of 5,039 shares. The performance stock units vest 25% on each of the third and fourth anniversaries of the grant date and 50% on the fifth anniversary of the grant date, subject to certification of the performance criteria and his continued service through the respective vesting dates. Compensation expense for the Chief Executive Officer award was measured at the grant date and will be expensed over the requisite service period.

In June 2024, the Company’s Chief Financial Officer received a one-time sign-on equity award consisting, in part, of a performance stock unit award with a target of 1,797 shares. The award will vest on June 3, 2027 after certification of the performance criteria, subject to her continued service through such date. Compensation expense for the Chief Financial Officer award was measured at the grant date and will be expensed over the requisite service period with performance target achievement assessed at the end of each reporting period.

Performance Stock Unit Award Estimates

The following table reports the Company’s performance payout estimates for three-year performance period awards as of December 31, 2024, as well as the target and maximum share payouts for each award date granted:

Award Date	Estimate	Target	Maximum
January 31, 2022	7,771	17,844	35,688
March 1, 2022	1,736	3,986	7,972
February 15, 2023	11,060	17,607	35,214
February 15, 2024	31,681	30,811	61,622
June 3, 2024	1,797	1,797	3,594

MARKETAXESS HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Equity Grant Activity

The following table reports Full Value Awards activity during the years ended December 31, 2024, 2023 and 2022:

	Number of Restricted Shares	Weighted-Average Grant Date Fair Value

Outstanding at December 31, 2021	162,610	$316.56
Granted	72,861
Performance share pay-out	—
Canceled	(8,513)
Vested	(64,602)
Outstanding at December 31, 2022	162,356	$321.04
Granted	90,242
Performance share pay-out	12,145
Canceled	(5,272)
Vested	(98,927)
Outstanding at December 31, 2023	160,544	$346.15
Granted	150,031
Performance share pay-out	4,739
Canceled	(29,581)
Vested	(85,932)
Outstanding at December 31, 2024	199,801	$276.74

As of December 31, 2024, there was $39.6 million of total unrecognized compensation cost related to Full Value Awards. That cost is expected to be recognized over a weighted-average period of 1.7 years.

Employee Stock Purchase Plan

The Company maintains the MarketAxess Holdings Inc. 2022 Employee Stock Purchase Plan (the “ESPP”) pursuant to which a total of 121,221 shares of the Company’s Common Stock will be made available for purchase by employees. During the year ended December 31, 2024, the Company issued 8,511 shares of common stock under the ESPP. As of December 31, 2024, there were 108,055 shares available for purchase under the ESPP.

12. Earnings Per Share

The following table sets forth basic and diluted weighted average shares outstanding used to compute earnings per share:

	Year Ended December 31,
	2024	2023	2022
	(In thousands, except per share amounts)
Basic weighted average shares outstanding	37,600	37,546	37,468
Dilutive effect of stock options and full value awards	72	108	175
Diluted weighted average shares outstanding	37,672	37,654	37,643

Basic earnings per share	$7.29	$6.87	$6.68
Diluted earnings per share	7.28	6.85	6.65

Stock options and Full Value Awards totaling 329,810 shares, 306,678 shares and 310,447 shares for the years ended December 31, 2024, 2023 and 2022, respectively, were excluded from the computation of diluted earnings per share because their effect would have been antidilutive. The computation of diluted shares can vary among periods due, in part, to the change in the average price of the Company’s common stock.

MARKETAXESS HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

13. Credit Agreements and Short-term Financing

Credit Agreement

On August 9, 2023, the Company entered into a new three-year revolving credit facility (the “Credit Agreement”) provided by a syndicate of lenders and JPMorgan Chase Bank, N.A., as administrative agent, which provides aggregate commitments totaling $750.0 million, including a revolving credit facility, a $5.0 million letter of credit sub-limit for standby letters of credit and a $380.0 million sub-limit for swingline loans. The Credit Agreement will mature on August 9, 2026, with the Company’s option to request up to two additional 364-day extensions at the discretion of each lender and subject to customary conditions. Subject to satisfaction of certain specified conditions, the Company is permitted to upsize the Credit Agreement by up to $375.0 million in total. As of December 31, 2024, the Company had $0.1 million in letters of credit outstanding and $749.9 million in available borrowing capacity under the Credit Agreement.

Borrowings under the Credit Agreement will bear interest at a rate per annum equal to an alternate base rate or the adjusted term Secured Overnight Financing Rate (“SOFR”) rate, plus an applicable margin that varies with the Company’s consolidated total leverage ratio. The Credit Agreement requires that the Company satisfy certain covenants, including a requirement not to exceed a maximum consolidated total leverage ratio. The Company incurred $0.2 million and $0.1 million of interest expense under the Credit Agreement for the years ended December 31, 2024 and 2023, respectively. The Company also incurred $0.1 million and $0.3 million of interest expense under a previous credit agreement for the years ended December 31, 2023 and 2022, respectively.

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

The Company incurred $0.1 million of interest expense on borrowings under such agreements during the each of the years ended December 31, 2024 and 2023, and no interest expense on borrowings under such agreements during the year ended December 31, 2022. As of December 31, 2024, the Company had no borrowings outstanding and up to $500.0 million in available uncommitted borrowing capacity under such agreements.

Short-term Financing

Under arrangements with their settlement banks, certain of the Company’s U.S. and U.K. operating subsidiaries may receive overnight financing in the form of bank overdrafts. The Company incurred interest expense on such overnight financing of $1.4 million, $0.7 million and $0.4 million during the years ended December 31, 2024, 2023 and 2022, respectively. As of December 31, 2024, the Company had no overdrafts payable outstanding.

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

MARKETAXESS HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The following table presents the components of operating lease expense for the years ended December 31, 2024, 2023 and 2022:

		Year Ended December 31,
Lease cost:	Classification	2024	2023	2022
		(In thousands)
Operating lease cost - office space	Occupancy	$11,034	$12,861	$13,015
Operating lease cost for subleased/assigned properties	Other, net	—	—	469
Operating lease cost - equipment	Technology and communications	390	98	—
Variable lease costs	Occupancy	3,327	237	96
Sublease income	Other, net	—	—	(405)
Total operating lease cost		$14,751	$13,196	$13,175

Finance lease expense was $0.1 million for the year ended December 31, 2024.

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

The weighted average remaining lease term and weighted average discount rate are as follows:

	As of
Lease Term and Discount Rate	December 31, 2024	December 31, 2023
Weighted average remaining lease term (in years) - operating leases	8.8	9.6
Weighted average discount rate - operating leases	6.1%	6.0%
Weighted average remaining lease term (in years) - finance leases	0.8	1.8
Weighted average discount rate - finance leases	7.2%	7.2%

The following table presents the maturity of lease liabilities as of December 31, 2024:

	Operating Leases	Finance Leases
	(In thousands)
2025	$12,699	88
2026	12,115	—
2027	9,286	—
2028	8,675	—
2029	8,992	—
2030 and thereafter	42,186	—
Total lease payments	93,953	88
Less: imputed interest	21,299	3
Present value of lease liabilities	$72,654	$85

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

Other

The Company, through certain of its subsidiaries, executes securities transactions between its institutional investor and broker-dealer clients on a matched principal basis by serving as counterparty to both the buyer and the seller in trades. The Company’s operating subsidiaries settle such transactions pursuant to their self-clearing operations or through the use of third-party clearing brokers or settlement agents. Settlement typically occurs within one to two trading days after the trade date. Cash settlement of the transaction occurs upon receipt or delivery of the underlying instrument that was traded. Under both the self-clearing and the third-party clearing models, the Company may be exposed to credit risk in the event a counterparty does not fulfill its obligation to complete a transaction or if there is an error in executing a matched principal transaction. Pursuant to the terms of the securities clearing agreements, each third-party clearing broker has the right to charge the Company for any losses they suffer resulting from a counterparty’s failure on any of the Company’s trades. The Company did not record any liabilities or losses with regard to counterparty failures for the years ended December 31, 2024, 2023 and 2022 respectively.

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

16. Segment and Geographic Information

The Company’s end-to-end trading solutions comprise one reportable segment. The Company’s end-to-end trading solutions segment includes the operation of electronic platforms for the trading of fixed-income and other securities and related data, analytics, compliance tools, post-trade services and technology services. The Company derives revenue primarily in North America and Europe and manages its business activities on a consolidated basis. The Company considers its operations to constitute a single business segment due to the highly integrated nature of these products and services within the trading lifecycle, the use of a single inter-connected suite of technology solutions underlying all services, the financial markets in which the Company competes and the Company’s worldwide business activities.

The accounting policies of the Company's reportable segment are the same as those described in the summary of significant accounting policies. The CODM assesses performance of the Company overall and decides how to allocate resources based on net income that is reported on the consolidated statement of operations as net income. The measure of segment assets is reported on the consolidated statement of financial condition as total assets. The Company’s CODM is its Chief Executive Officer. The CODM uses net income to evaluate income generated from segment assets in deciding whether to reinvest profits into the Company’s end-to-end trading solutions or into other areas, such as for acquisitions or to pay dividends. Net income is used to monitor budget versus actual results. The significant segment expenses and net income reviewed by the CODM conform to the presentation of such items in the consolidated statements of operations.

MARKETAXESS HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

For the years ended December 31, 2024, 2023 and 2022, the U.K. was the only individual foreign country in which the Company had operations that accounted for 10.0% or more of the total revenues or total long-lived assets. Revenues and long-lived assets are attributed to a geographic area based on the location of the client trading activity and receipt of services. Long-lived assets are defined as furniture, equipment, leasehold improvements and capitalized software. Revenues for the years ended December 31, 2024, 2023 and 2022 and long-lived assets as of December 31, 2024 and 2023 were as follows:

	Year Ended December 31,
	2024	2023	2022
	(In thousands)
Revenues
United States	$568,595	$523,683	$510,802
United Kingdom	161,838	147,019	126,862
Other	86,664	81,845	80,636
Total	$817,097	$752,547	$718,300

	As of
	December 31, 2024	December 31, 2023
	(In thousands)
Long-lived assets, as defined
United States	$92,983	$87,502
United Kingdom	12,683	14,713
Other	1,632	456
Total	$107,298	$102,671

17. Retirement and Deferred Compensation Plans

The Company, through its U.S. and U.K. subsidiaries, offers its employees the opportunity to invest in defined contribution plans. For the years ended December 31, 2024, 2023 and 2022, the Company contributed $11.7 million, $7.6 million and $6.1 million, respectively, to the plans.

The Company offers a non-qualified deferred cash incentive plan to certain officers and other employees. Under the plan, eligible employees may defer up to 100% of their annual cash incentive pay. The Company has elected to fund its deferred compensation obligations through a rabbi trust. The rabbi trust is subject to creditor claims in the event of insolvency, but such assets are not available for general corporate purposes. Assets held in the rabbi trust are invested in mutual funds, as selected by the participants, which are designated as trading securities and carried at fair value. As of December 31, 2024 and 2023, the fair value of the mutual fund investments and deferred compensation obligations was $11.1 million and $10.5 million, respectively. Changes in the fair value of securities held in the rabbi trust and offsetting increases or decreases in the deferred compensation obligation are recognized in other, net in the Company’s Consolidated Statements of Operations.

MARKETAXESS HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

18. Cash and Cash Equivalents and Restricted Cash

The following table provides a reconciliation of cash and cash equivalents together with restricted or segregated cash as reported within the Consolidated Statements of Financial Condition to the sum of the same such amounts shown in the Consolidated Statements of Cash Flows:

		As of December 31,
	Statement of Financial Condition Location	2024	2023	2022
		(In thousands)
Cash and cash equivalents	Cash and cash equivalents	$544,478	$451,280	$430,746
Cash segregated for regulatory purposes	Cash segregated under federal regulations	47,107	45,122	50,947
Restricted cash deposits with clearing organizations and broker-dealers	Receivables from broker-dealers, clearing organizations and customers	107,652	115,151	88,923
Other cash deposits	Prepaid expenses and other assets	1,222	119	2,048
Total		$700,459	$611,672	$572,664

MARKETAXESS HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

19. Parent Company Information

The following tables present Parent Company-only financial information that should be read in conjunction with the consolidated financial statements of the Company.

MarketAxess Holdings Inc.
(Parent Company Only)
Condensed Statements of Financial Condition

	As of
	December 31, 2024	December 31, 2023
	(In thousands)

ASSETS
Cash and cash equivalents	$94,332	$65,951
Investments, at fair value	60,735	30,225
Accounts receivable	1,397	1,923
Receivable from subsidiaries	22,606	18,010
Intangible assets, net of accumulated amortization	18	21
Furniture, equipment, leasehold improvements and capitalized software, net of accumulated depreciation and amortization	15,617	17,644
Operating lease right-of-use assets	51,416	55,113
Investments in subsidiaries	1,179,524	1,140,798
Prepaid expenses and other assets	40,903	45,140
Income and other tax receivable	8,253	7,674
Total assets	$1,474,801	$1,382,499

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Accrued employee compensation	9,707	$8,589
Income and other tax liabilities	722	3,000
Accounts payable, accrued expenses and other liabilities	10,646	8,212
Operating lease liabilities	65,066	69,735
Total liabilities	86,141	89,536

Stockholders’ equity
Preferred stock	—	—
Series A Preferred Stock	—	—
Common stock voting	123	123
Common stock non-voting	—	—
Additional paid-in capital	350,701	333,292
Treasury stock	(333,369)	(260,298)
Retained earnings	1,405,904	1,244,216
Accumulated other comprehensive loss	(34,699)	(24,370)
Total stockholders’ equity	1,388,660	1,292,963
Total liabilities and stockholders’ equity	$1,474,801	$1,382,499

MARKETAXESS HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

MarketAxess Holdings Inc.
(Parent Company Only)
Condensed Statements of Operations

	Year Ended December 31,
	2024	2023	2022
	(In thousands)

Revenues	$246,600	$270,700	$257,200

Expenses
Employee compensation and benefits	12,091	13,938	17,655
Depreciation and amortization	2,186	2,153	2,136
Professional and consulting fees	6,149	5,828	5,528
General and administrative	1,660	2,301	3,081
Total expenses	22,086	24,220	28,400
Operating income	224,514	246,480	228,800
Other income (expense)
Interest income	4,615	3,557	272
Interest expense	(167)	(155)	(271)
Equity in earnings of unconsolidated affiliate	1,395	735	1,126
Other, net	(5,088)	(369)	(2,633)
Total other income (expense)	755	3,768	(1,506)
Income before income taxes and equity in undistributed earnings of subsidiaries	225,269	250,248	227,294
Benefit from income taxes	(6,550)	(5,586)	(7,710)
Income before equity in undistributed income of subsidiaries	231,819	255,834	235,004
Equity in undistributed income of subsidiaries	42,362	2,221	15,220
Net income	274,181	258,055	250,224
Other comprehensive income (loss), net	(10,329)	13,327	(24,367)
Comprehensive income	$263,852	$271,382	$225,857

MARKETAXESS HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

MarketAxess Holdings Inc.
(Parent Company Only)
Condensed Statements of Cash Flows

	Year Ended December 31,
	2024	2023	2022
	(In thousands)
Cash flows from operating activities
Net income	$274,181	$258,055	$250,224
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,186	2,153	2,136
Amortization of operating lease right-of-use assets	3,697	3,361	3,347
Stock-based compensation expense	7,130	9,725	12,554
Deferred taxes	397	101	(5,076)
Equity in undistributed income of subsidiaries	(42,362)	(2,221)	(15,220)
Other	4,304	(4,675)	441
Changes in operating assets and liabilities:
(Increase)/decrease in accounts receivable	526	(1,154)	(769)
Decrease in receivable from subsidiaries	12,694	5,474	7,931
Decrease/(increase) in prepaid expenses and other assets	304	1,296	(1,175)
(Increase)/decrease in mutual funds held in rabbi trust	(94)	(189)	984
(Decrease)/increase in accrued employee compensation	1,118	(1,104)	(1,372)
(Increase)/decrease in income and other tax receivables	(579)	3,800	(9,711)
Increase/(decrease) increase in income and other tax liabilities	(2,278)	2,287	62
(Decrease)/increase in accounts payable, accrued expenses and other liabilities	4,809	(861)	443
(Decrease) in operating lease liabilities	(4,669)	(3,624)	(3,689)
Net cash provided by operating activities	261,364	272,424	241,110
Cash flows from investing activities
Acquisition of business	—	(81,161)	—
Acquisition of equity method investment	—	—	(34,400)
Investments in subsidiaries	(30)	(10,058)	(8,326)
Available-for-sale investments
Proceeds from maturities and sales	12,440	4,454	—
Purchases	(42,810)	(28,818)	—
Purchases of furniture, equipment and leasehold improvements	(156)	(239)	(96)
Net cash (used in) investing activities	(30,556)	(115,822)	(42,822)
Cash flows from financing activities
Cash dividend on common stock	(112,697)	(109,658)	(105,942)
Exercise of stock options	2,988	940	672
Withholding tax payments on Full Value Awards vesting and stock option exercises	(16,194)	(25,839)	(23,404)
Repurchases of common stock	(75,474)	—	(87,540)
Proceeds from short-term borrowings	100,000	100,000	100,000
Repayments of short-term borrowings	(100,000)	(100,000)	(100,000)
Net cash (used in) financing activities	(201,377)	(134,557)	(216,214)
Effect of exchange rate changes on cash and cash equivalents	—	(3)	15
Cash and cash equivalents including restricted cash
Net increase (decrease) for the period	29,431	22,042	(17,911)
Beginning of period	65,951	43,909	61,820
End of period	$95,382	$65,951	$43,909

MARKETAXESS HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

MarketAxess Holdings Inc.
(Parent Company Only)
Condensed Statements of Cash Flows (Continued)

	Year Ended December 31,
	2024	2023	2022
	(In thousands)
Supplemental cash flow information:
Cash paid for income taxes	$53,999	$55,784	$65,764
Cash paid for interest	167	35	271
Non-cash investing and financing activity:
Exercise of stock options - cashless	$1,735	$—	$3,845
Right-of-use assets obtained in exchange for operating lease liabilities	—	1,072	—
Treasury stock used for acquisition of business	—	43,841	—

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Our management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our “disclosure controls and procedures,” as that term is defined in Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Exchange Act, as of December 31, 2024. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective to ensure that information required to be disclosed by MarketAxess in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and to ensure that information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2024 identified in connection with the evaluation thereof by our management, including the Chief Executive Officer and Chief Financial Officer, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s annual report on internal control over financial reporting and the report of our independent registered public accounting firm appears in Part II, Item 8. Financial Statements and Supplementary Data of this Annual Report on Form 10-K.

Item 9B. Other Information.

(b) Trading Plans

In the fourth quarter of 2024, no director or officer (as defined in Exchange Act Rule 16a-1(f)) of the Company adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement for the purchase or sale of securities of the Company, within the meaning of Item 408 of Regulation S-K, except as follows:

Scott Pintoff, General Counsel & Corporate Secretary, adopted a trading arrangement intended to satisfy Rule 10b5-1(c) on December 5, 2024, for the sale of up to 2,225 shares of the Company’s common stock, subject to certain conditions. The arrangement’s expiration date is February 20, 2026.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this item is incorporated herein by reference to the sections entitled “Proposal 1 — Election of Directors,” “Corporate Governance and Board Matters,” “Executive Officers” and “Policies and Procedures Relating to Insider Trading, Repurchases of the Company’s Common Stock and Employee Personal Trading” in our definitive Proxy Statement (the “Proxy Statement”) for the Annual Meeting of Stockholders to be held in the second quarter of 2025. We intend to file the Proxy Statement within 120 days after the end of our fiscal year (i.e., on or before April 30, 2025). Our Code of Conduct, applicable to directors and all employees, including senior financial officers, and our Code of Ethics of the Chief Executive Officer and Senior Financial Officers, including the Chief Financial Officer (the “Code of Ethics”), are available on our website at www.marketaxess.com. If we make any amendments to or waivers from our Code of Ethics that are required to be disclosed pursuant to the Exchange Act, we will make such disclosures on our website.

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

Equity Compensation Plan Information

The following table provides certain information regarding common stock authorized for issuance under our incentive plan as of December 31, 2024:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted Average Exercise of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)
Equity compensation plans approved by stockholders	83,228	$353.14	2,562,436

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

Certificate of Amendment to the Amended and Restated Certificate of Incorporation of MarketAxess Holdings Inc. (incorporated by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K dated June 5, 2024)

3.1(c)

Form of Certificate of Designation of Series A Preferred Stock of MarketAxess Holdings Inc. (incorporated by reference to Exhibit 3.1 to the registrant’s Registration Statement on Form 8-A dated June 3, 2008)

3.2	Amended and Restated Bylaws of MarketAxess Holdings Inc. (incorporated by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K dated July 17, 2024)
4.1	Specimen Common Stock certificate (incorporated by reference to Exhibit 4.1 to Amendment No. 2 to the registrant’s Registration Statement on Form S-1 dated May 7, 2004 (Registration No. 333-112718))
4.2(a)	See Exhibits 3.1 for provisions defining the rights of holders of common stock and non-voting common stock of the registrant
4.2(b)	See Exhibit 3.2 for provisions defining the rights of holders of common stock and non-voting common stock of the registrant
4.3	Description of registrant’s securities (incorporated by reference to Exhibit 4.3 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2019)
10.1

Credit Agreement, dated as of August 9, 2023, among MarketAxess Holdings Inc., a Delaware corporation, the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K dated August 9, 2023)+

10.2

Membership Interest Purchase Agreement, dated as of August 5, 2023, by and among MarketAxess Holdings Inc., Pragma Weeden Holdings LLC, Pragma Financial Systems LLC, Pragma LLC and David Mechner (solely for purposes specified therein) (incorporated by reference to Exhibit 10.1 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2023)†+

10.3	MarketAxess Holdings Inc. 2020 Equity Incentive Plan (incorporated by reference to Exhibit 99.1 to the registrant’s Registration Statement on Form S-8 filed on June 10, 2020)#
10.4

MarketAxess Holdings Inc. 2012 Incentive Plan as Amended and Restated Effective June 7, 2016 (incorporated by reference to Appendix A to the registrant’s Proxy Statement for its Annual Meeting for Stockholders held on June 7, 2016, filed on April 25, 2016)#

10.5

Amendment Number One to the MarketAxess Holdings Inc. 2012 Incentive Plan as Amended and Restated Effective June 7, 2016 (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K dated April 21, 2017)#

10.6

Amendment to the MarketAxess Holdings Inc. 2012 Incentive Plan (Amended and Restated Effective June 7, 2016), as amended (incorporated by reference to Appendix A to the registrant’s Proxy Statement for its Annual Meeting of Stockholders held on June 7, 2018, filed April 25, 2018)#

EXHIBIT LISTING (CONTINUED)

10.7

MarketAxess Holdings Inc. 2004 Annual Performance Incentive Plan (incorporated by reference to Exhibit 10.11 to Amendment No. 2 to the registrant’s Registration Statement on Form S-1 dated May 7, 2004 (Registration No. 333-112718))#

10.8	MarketAxess Holdings Inc. 2022 Employee Stock Purchase Plan (incorporated by reference to Exhibit 99.1 to the registrant’s Registration Statement on Form S-8 filed on June 8, 2022)#
10.9

MarketAxess Holdings Inc. 2009 Employee Performance Incentive Plan, as amended (incorporated by reference to Exhibit 10.5 to the registrant's Annual Report on Form 10-K for the year ended December 31, 2021)#

10.10	MarketAxess Holdings Inc. Nonqualified Deferred Compensation Plan (incorporated by reference to Exhibit 10.6 to the registrant's Annual Report on Form 10-K for the year ended December 31, 2021)#
10.11	Form of Indemnification Agreement for Directors (incorporated by reference to Exhibit 10.2 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017)#
10.12

Guidelines for Restricted Stock Units granted under the MarketAxess Holdings Inc. 2012 Incentive Plan (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K dated January 19, 2011)#

10.13

Form of Performance Share Award Agreement for Christopher R. Concannon pursuant to the MarketAxess Holdings Inc. 2012 Incentive Plan (incorporated by reference to Exhibit 10.3 to the registrant’s Current Report on Form 8-K dated January 4, 2019)#

10.14

Form of Incentive Stock Option Agreement for Christopher R. Concannon pursuant to the MarketAxess Holdings Inc. 2012 Incentive Plan (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K dated January 4, 2019)#

10.15

Employment Letter Agreement dated as of January 6, 2023, by and between Richard M. McVey and MarketAxess Holdings Inc. (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K dated January 9, 2023)#

10.16

Incentive Stock Option Agreement, dated as of November 8, 2018, by and between MarketAxess Holdings Inc. and Richard M. McVey (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K dated November 6, 2018)#

10.17

Incentive Stock Option Agreement, dated as of November 8, 2018, by and between MarketAxess Holdings Inc. and Richard M. McVey (incorporated by reference to Exhibit 10.3 to the registrant’s Current Report on Form 8-K dated November 6, 2018)#

10.18

Performance Award Agreement, dated as of November 8, 2018, by and between MarketAxess Holdings Inc. and Richard M. McVey (incorporated by reference to Exhibit 10.4 to the registrant’s Current Report on Form 8-K dated November 6, 2018)#

10.19

Performance Award Agreement, dated as of November 8, 2018, by and between MarketAxess Holdings Inc. and Richard M. McVey (incorporated by reference to Exhibit 10.5 to the registrant’s Current Report on Form 8-K dated November 6, 2018)#

10.20

Contract of Employment, dated March 15, 2017, between MarketAxess Europe Limited and Christophe Roupie (incorporated by reference to Exhibit 10.4 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017)#

10.21

Employment Letter Agreement dated as of January 6, 2023, by and between Christopher R. Concannon and MarketAxess Holdings Inc. (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K dated January 9, 2023)#

10.22

Form of Restricted Stock Unit Award Agreement for Christopher R. Concannon pursuant to the MarketAxess Holdings Inc. 2020 Equity Incentive Plan. (incorporated by reference to Exhibit 10.3 to the registrant’s Current Report on Form 8-K dated January 9, 2023)#

EXHIBIT LISTING (CONTINUED)

10.23

Form of Performance Stock Unit Agreement for Christopher R. Concannon pursuant to the MarketAxess Holdings Inc. 2020 Equity Incentive Plan. (incorporated by reference to Exhibit 10.4 to the registrant’s Current Report on Form 8-K dated January 9, 2023)#

10.24

Form of 2021 Restricted Stock Unit Agreement (Deferred) for U.S.-based Executive Officers pursuant to the MarketAxess Holdings Inc. 2020 Equity Incentive Plan (incorporated by reference to Exhibit 10.13 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2020)#

10.25

Form of 2021 Restricted Stock Unit Agreement (Non-Deferred) for U.S.-based Executive Officers pursuant to the MarketAxess Holdings Inc. 2020 Equity Incentive Plan (incorporated by reference to Exhibit 10.14 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2020)#

10.26

Guidelines for Restricted Stock Units granted under the MarketAxess Holdings Inc. 2020 Equity Incentive Plan (incorporated by reference to Exhibit 10.15 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2020)#

10.27

Form of 2021 Performance Stock Unit Agreement for U.S.-based Executive Officers pursuant to the MarketAxess Holdings Inc. 2020 Equity Incentive Plan (incorporated by reference to Exhibit 10.16 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2020)#

10.28

Form of 2021 Incentive Stock Option Agreement for U.S.-based Executive Officers pursuant to the MarketAxess Holdings Inc. 2020 Incentive Plan (incorporated by reference to Exhibit 10.17 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2020)#

10.29

Form of 2021 Restricted Stock Agreement for U.K.-based Executive Officers pursuant to the MarketAxess Holdings Inc. 2020 Equity Incentive Plan (incorporated by reference to Exhibit 10.18 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2020)#

10.30

Form of 2021 Restricted Stock Agreement (Performance) for U.K.-based Executive Officers pursuant to the MarketAxess Holdings Inc. 2020 Equity Incentive Plan (incorporated by reference to Exhibit 10.19 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2020)#

10.31

Form of Restricted Stock Agreement for Directors pursuant to the MarketAxess Holdings Inc. 2020 Equity Incentive Plan (incorporated by reference to Exhibit 10.20 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2020)#

10.32

Form of Restricted Stock Unit Agreement for Directors pursuant to the MarketAxess Holdings Inc. 2020 Equity Incentive Plan (incorporated by reference to Exhibit 10.21 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2020)#

10.33

Form of 2022 and 2023 Restricted Stock Unit Agreement (Deferred) for U.S.-based Executive Officers pursuant to the MarketAxess Holdings Inc. 2020 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022)#

10.34

Form of 2022 and 2023 Restricted Stock Unit Agreement (Non-Deferred) for U.S.-based Executive Officers pursuant to the MarketAxess Holdings Inc. 2020 Equity Incentive Plan (incorporated by reference to Exhibit 10.4 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022)#

10.35

Form of 2022 and 2023 Performance Stock Unit Agreement for Mr. McVey pursuant to the MarketAxess Holdings Inc. 2020 Equity Incentive Plan (incorporated by reference to Exhibit 10.2 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022)#+

10.36

Form of 2022 and 2023 Performance Stock Unit Agreement for U.S.-based Executive Officers other than Mr. McVey pursuant to the MarketAxess Holdings Inc. 2020 Equity Incentive Plan (incorporated by reference to Exhibit 10.5 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022)#+

EXHIBIT LISTING (CONTINUED)

10.37

Form of 2022 and 2023 Incentive Stock Option Agreement for Mr. McVey pursuant to the MarketAxess Holdings Inc. 2020 Equity Incentive Plan (incorporated by reference to Exhibit 10.3 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022)#

10.38

Form of 2022 and 2023 Incentive Stock Option Agreement for U.S.-based Executive Officers other than Mr. McVey pursuant to the MarketAxess Holdings Inc. 2020 Equity Incentive Plan (incorporated by reference to Exhibit 10.6 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022)#

10.39

Form of 2022 and 2023 Restricted Stock Unit Agreement for U.K.-based Executive Officers pursuant to the MarketAxess Holdings Inc. 2020 Equity Incentive Plan (incorporated by reference to Exhibit 10.7 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022)#

10.40

Form of 2022 and 2023 Performance Stock Unit Agreement for U.K.-based Executive Officers pursuant to the MarketAxess Holdings Inc. 2020 Equity Incentive Plan (incorporated by reference to Exhibit 10.8 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022)#

10.41

Form of 2024 Restricted Stock Unit Agreement (Non-Deferred) for U.S.-based executive officers other than Richard M. McVey pursuant to the MarketAxess Holdings Inc. 2020 Equity Incentive Plan (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K dated February 21, 2024)#

10.42

Form of 2024 Restricted Stock Unit Agreement (Non-Deferred) for Richard M. McVey pursuant to the MarketAxess Holdings Inc. 2020 Equity Incentive Plan (incorporated by reference to Exhibit 10.5 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2024)#

10.43

Form of 2024 Restricted Stock Unit Agreement for U.K.-based executive officers pursuant to the MarketAxess Holdings Inc. 2020 Equity Incentive Plan (incorporated by reference to Exhibit 10.6 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2024)#

10.44

Form of 2024 Performance Stock Unit Agreement for U.S.-based executive officers other than Richard M. McVey pursuant to the MarketAxess Holdings Inc. 2020 Equity Incentive Plan (incorporated by reference to Exhibit 10.7 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2024)#+

10.45

Form of 2024 Performance Stock Unit Agreement for Richard M. McVey pursuant to the MarketAxess Holdings Inc. 2020 Equity Incentive Plan (incorporated by reference to Exhibit 10.8 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2024)#+

10.46

Form of 2024 Performance Stock Unit Agreement for U.K.-based executive officers pursuant to the MarketAxess Holdings Inc. 2020 Equity Incentive Plan (incorporated by reference to Exhibit 10.9 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2024)#+

10.47

Form of 2024 Incentive Stock Option Agreement for U.S.-based Executive Officers other than Mr. McVey pursuant to the MarketAxess Holdings Inc. 2020 Equity Incentive Plan (incorporated by reference to Exhibit 10.10 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2024)#

10.48

Form of 2024 Incentive Stock Option Agreement for Mr. McVey pursuant to the MarketAxess Holdings Inc. 2020 Equity Incentive Plan (incorporated by reference to Exhibit 10.11 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2024)#

10.49

Form of Restricted Stock Unit (Buyout) for Naineshkumar Panchal pursuant to the MarketAxess Holdings Inc. 2020 Equity Incentive Plan (incorporated by reference to Exhibit 10.9 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022)#

10.50

Severance Protection Agreement, dated as of July 31, 2020, by and between MarketAxess Holdings Inc. and Scott Pintoff (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K dated July 31, 2020)#

EXHIBIT LISTING (CONTINUED)

10.51

Severance Protection Agreement, dated as of July 31, 2020, by and between MarketAxess Holdings Inc. and Kevin McPherson (incorporated by reference to Exhibit 10.3 to the registrant’s Current Report on Form 8-K dated July 31, 2020)#

10.52

Severance Protection Agreement, dated as of March 1, 2022, by and between MarketAxess Holdings Inc. and Naineshkumar Shantilal Panchal (incorporated by reference to Exhibit 10.52 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2022)#

10.53

Proprietary Information and Non-Competition Agreement, dated as of March 1, 2022, by and between MarketAxess Holdings Inc. and Naineshkumar Shantilal Panchal (incorporated by reference to Exhibit 10.53 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2022)#

10.54

MarketAxess Europe Limited Severance Protection Agreement, dated as of July 31, 2020, by and between MarketAxess Europe and Christophe Roupie (incorporated by reference to Exhibit 10.5 to the registrant’s Current Report on Form 8-K dated July 31, 2020)#

10.55

Form of Amendment of Severance Protection Agreement for U.S.-based Executive Officers, except Messrs. Gerosa and Panchal (incorporated by reference to Exhibit 10.27 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2020)#

10.56

Form of Amendment of Severance Protection Agreement for U.K.-based Executive Officers (incorporated by reference to Exhibit 10.28 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2020)#

10.57

Severance Protection Agreement, dated as of August 12, 2021, by and between MarketAxess Holdings Inc. and Christopher N. Gerosa (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K dated August 12, 2021)#

10.58

Offer Letter, dated November 24, 2021, by and between MarketAxess Holdings Inc. and Naineshkumar Shantilal Panchal (incorporated by reference to Exhibit 10.32 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2021)#†

10.59

Letter Agreement dated as of February 21, 2024, by and between Ilene Fiszel Bieler and MarketAxess Holdings Inc. (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K dated February 21, 2024)#†+

10.60

Letter Agreement dated as of May 27, 2024, by and between Ilene Fiszel Bieler and MarketAxess Holdings Inc. (incorporated by reference to Exhibit 10.1 to the registrant’s Amended Current Report on Form 8-K/A dated February 21, 2024 and filed on May 30, 2024)#†+

10.61

Severance Protection Agreement, dated as of February 21, 2024, by and between Ilene Fiszel Bieler and MarketAxess Holdings Inc. (incorporated by reference to Exhibit 10.3 to the registrant’s Current Report on Form 8-K dated February 21, 2024)#

10.62

Proprietary Information and Non-Competition Agreement, dated as of February 21, 2024, by and between Ilene Fiszel Bieler and MarketAxess Holdings Inc. (incorporated by reference to Exhibit 10.4 to the registrant’s Current Report on Form 8-K dated February 21, 2024)#

19.1*	MarketAxess Holdings Inc. Insider Trading Policy
21.1*	Subsidiaries of the Registrant
23.1*	Consent of PricewaterhouseCoopers LLP
31.1*	Certification by Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification by Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

EXHIBIT LISTING (CONTINUED)

32.1*	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97.1

MarketAxess Holdings Inc. Erroneously Awarded Compensation Recovery Policy (incorporated by reference to Exhibit 97.1 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2023)

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents
104	The cover page from the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 has been formatted in Inline XBRL and is included in Exhibits 101.

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

MARKETAXESS HOLDINGS INC.

By:	/s/ CHRISTOPHER R. CONCANNON
Christopher R. Concannon
Chief Executive Officer

Date:	February 24, 2025

By:	/s/ ILENE FISZEL BIELER
Ilene Fiszel Bieler
Chief Financial Officer

Date:	February 24, 2025

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title(s)	Date

/s/ CHRISTOPHER R. CONCANNON Christopher R. Concannon	Director, Chief Executive Officer (principal executive officer)	February 24, 2025

/s/ ILENE FISZEL BIELER Ilene Fiszel Bieler	Chief Financial Officer (principal financial officer)	February 24, 2025

/s/ MICHAEL R. CIANCIULLI Michael R. Cianciulli	Head of External Reporting (interim principal accounting officer)	February 24, 2025

/s/ CARLOS M. HERNANDEZ Carlos M. Hernandez	Chairman of the Board of Directors	February 24, 2025

/s/ NANCY ALTOBELLO	Director	February 24, 2025
Nancy Altobello

/s/ STEVEN L. BEGLEITER	Director	February 24, 2025
Steven L. Begleiter

/s/ STEPHEN P. CASPER	Director	February 24, 2025
Stephen P. Casper

/s/ JANE CHWICK	Director	February 24, 2025
Jane Chwick

/s/ WILLIAM CRUGER	Director	February 24, 2025
William Cruger

/s/ KOURTNEY GIBSON	Director	February 24, 2025
Kourtney Gibson

/s/ RICHARD G. KETCHUM	Director	February 24, 2025
Richard G. Ketchum

/s/ EMILY PORTNEY	Director	February 24, 2025
Emily Portney