Form 10-Q
period 2025-03-31
MARKETAXESS HOLDINGS INC
filed 2025-05-07
CIK 1278021

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

or

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

As of May 5, 2025, the number of shares of the Registrant’s voting common stock outstanding was 37,501,661.

2

MARKETAXESS HOLDINGS INC.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2025

PART I — Financial Information

Item 1. Financial Statements

MARKETAXESS HOLDINGS INC.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Unaudited)

	As of
	March 31, 2025	December 31, 2024
	(In thousands, except share and per share amounts)
ASSETS
Cash and cash equivalents	$486,224	$544,478
Cash segregated under federal regulations	47,514	47,107
Investments, at fair value	166,113	165,260
Accounts receivable, net of allowance of $658 and $982 as of March 31, 2025 and December 31, 2024, respectively	109,171	91,845
Receivables from broker-dealers, clearing organizations and customers	493,613	357,728
Goodwill	236,706	236,706
Intangible assets, net of accumulated amortization	94,430	98,078
Furniture, equipment, leasehold improvements and capitalized software, net of accumulated depreciation and amortization	107,858	107,298
Operating lease right-of-use assets	56,624	58,132
Prepaid expenses and other assets	79,843	82,584
Total assets	$1,878,096	$1,789,216

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Accrued employee compensation	30,912	68,054
Payables to broker-dealers, clearing organizations and customers	318,866	218,845
Income and other tax liabilities	80,987	3,683
Accounts payable, accrued expenses and other liabilities	29,215	37,320
Operating lease liabilities	70,803	72,654
Total liabilities	$530,783	$400,556

Commitments and Contingencies (Note 13)

Stockholders’ equity
Preferred stock, $0.001 par value, 4,855,000 shares authorized, no shares issued and outstanding as of March 31, 2025 and December 31, 2024, respectively	—	—
Series A Preferred Stock, $0.001 par value, 110,000 shares authorized, no shares issued and outstanding as of March 31, 2025 and December 31, 2024, respectively	—	—
Common stock voting, $0.003 par value, 110,000,000 shares authorized, 41,127,475 shares and 41,020,421 shares issued and 37,571,221 shares and 37,646,374 shares outstanding as of March 31, 2025 and December 31, 2024, respectively	123	123
Common stock non-voting, $0.003 par value, 10,000,000 shares authorized, no shares issued and outstanding as of March 31, 2025 and December 31, 2024, respectively	—	—
Additional paid-in capital	348,708	350,701
Treasury stock – Common stock voting, at cost, 3,556,254 shares and 3,374,047 shares as of March 31, 2025 and December 31, 2024, respectively	(370,342)	(333,369)
Retained earnings	1,392,279	1,405,904
Accumulated other comprehensive loss	(23,455)	(34,699)
Total stockholders’ equity	1,347,313	1,388,660
Total liabilities and stockholders’ equity	$1,878,096	$1,789,216

The accompanying notes are an integral part of these consolidated financial statements.

MARKETAXESS HOLDINGS INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
	2025	2024
	(In thousands, except per share amounts)
Revenues
Commissions	$181,343	$184,873
Information services	12,904	11,881
Post-trade services	11,088	10,730
Technology services	3,241	2,834
Total revenues	208,576	210,318

Expenses
Employee compensation and benefits	61,916	61,264
Depreciation and amortization	18,236	18,200
Technology and communications	18,048	17,051
Professional and consulting fees	6,410	6,395
Occupancy	3,622	3,425
Marketing and advertising	2,061	1,833
Clearing costs	4,185	4,911
General and administrative	5,716	4,739
Total expenses	120,194	117,818
Operating income	88,382	92,500
Other income (expense)
Interest income	7,169	5,973
Interest expense	(213)	(316)
Equity in earnings of unconsolidated affiliate	289	370
Other, net	527	(1,810)
Total other income (expense)	7,772	4,217
Income before income taxes	96,154	96,717
Provision for income taxes	81,089	24,102
Net income	$15,065	$72,615

Net income per common share
Basic	$0.40	$1.92
Diluted	$0.40	$1.92

Cash dividends declared per common share	$0.76	$0.74

Weighted average shares outstanding
Basic	37,388	37,740
Diluted	37,456	37,790

The accompanying notes are an integral part of these consolidated financial statements.

MARKETAXESS HOLDINGS INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended March 31,
	2025	2024
	(In thousands)
Net income	$15,065	$72,615
Cumulative translation adjustment	11,010	(4,241)
Net unrealized gain/(loss) on securities available-for- sale, net of tax of $(73) and 33, respectively	234	(40)
Comprehensive income	$26,309	$68,334

The accompanying notes are an integral part of these consolidated financial statements.

6MARKETAXESS HOLDINGS INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

	Common Stock Voting	Additional Paid-In Capital	Treasury Stock - Common Stock Voting	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	(In thousands, except per share amounts)
Balance at January 1, 2025	$123	$350,701	$(333,369)	$1,405,904	$(34,699)	$1,388,660
Net income	—	—	—	15,065	—	15,065
Cumulative translation adjustment	—	—	—	—	11,010	11,010
Unrealized net gain (loss) on securities available-for-sale, net of tax	—	—	—	—	234	234
Stock-based compensation	—	7,696	—	—	—	7,696
Withholding tax payments on Full Value Awards vesting and stock option exercises	—	(9,525)	—	—	—	(9,525)
Reissuance of treasury stock	—	(164)	1,104	—	—	940
Repurchases of common stock	—	—	(38,077)	—	—	(38,077)
Cash dividend on common stock ($0.76 per share)	—	—	—	(28,690)	—	(28,690)
Balance at March 31, 2025	$123	$348,708	$(370,342)	$1,392,279	$(23,455)	$1,347,313

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

MARKETAXESS HOLDINGS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2025	2024
	(In thousands)
Cash flows from operating activities
Net income	$15,065	$72,615
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	18,236	18,200
Amortization of operating lease right-of-use assets	1,763	1,599
Stock-based compensation expense	7,333	7,103
Deferred taxes	(124)	(1,338)
Foreign currency transaction losses	1,691	187
Other	(4,809)	1,730
Changes in operating assets and liabilities:
(Increase) in accounts receivable	(16,414)	(10,491)
(Increase)/decrease in receivables from broker-dealers, clearing organizations and customers	(129,508)	21,735
Decrease/(increase) in prepaid expenses and other assets	5,570	(1,323)
Decrease in trading investments	—	255
Decrease/(increase) in mutual funds held in rabbi trust	837	(529)
(Decrease) in accrued employee compensation	(34,310)	(29,017)
Increase/(decrease) in payables to broker-dealers, clearing organizations and customers	96,275	(71,135)
Increase/(decrease) in income and other tax liabilities	77,295	(4,001)
(Decrease) in accounts payable, accrued expenses and other liabilities	(7,146)	(8,385)
(Decrease) in operating lease liabilities	(2,125)	(2,154)
Net cash provided by/(used in) operating activities	29,629	(4,949)
Cash flows from investing activities
Available-for-sale investments
Proceeds from maturities and sales	5,271	4,302
Purchases	(5,458)	(4,972)
Purchases of furniture, equipment and leasehold improvements	(1,930)	(1,197)
Capitalization of software development costs	(15,031)	(13,963)
Net cash (used in) investing activities	(17,148)	(15,830)
Cash flows from financing activities
Cash dividends on common stock	(29,464)	(29,480)
Exercise of stock options	—	1,977
Withholding tax payments on Full Value Awards vesting and stock option exercises	(9,525)	(14,893)
Repurchases of common stock	(38,077)	(10,147)
Net cash (used in) financing activities	(77,066)	(52,543)
Effect of exchange rate changes on cash and cash equivalents	8,580	(3,186)
Cash and cash equivalents including restricted cash
Net decrease for the period	(56,005)	(76,508)
Beginning of period	700,459	611,672
End of period	$644,454	$535,164

The accompanying notes are an integral part of these consolidated financial statements.

MARKETAXESS HOLDINGS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

(Unaudited)

	Three Months Ended March 31,
	2025	2024
	(In thousands)
Supplemental cash flow information
Cash paid/(refunded) for income taxes	$(1,874)	$37,187
Cash paid for interest	198	431
Non-cash investing and financing activity
Operating lease right-of-use assets obtained in exchange for operating lease liabilities	92	630
Furniture, equipment, software and leasehold improvement additions included in accounts payable	501	4,825
Stock-based and accrued incentive compensation relating to capitalized software development costs	1,754	921
Exercise of stock options - cashless	—	1,735

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

2. Significant Accounting Policies

Basis of Presentation

The consolidated financial statements include the accounts of the Company and its subsidiaries. All intercompany transactions and balances have been eliminated. These consolidated financial statements are unaudited and should be read in conjunction with the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024. The consolidated financial information as of December 31, 2024 has been derived from audited financial statements not included herein. These unaudited consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) with respect to Form 10-Q and reflect all adjustments that, in the opinion of management, are normal and recurring, and that are necessary for a fair statement of the results for the interim periods presented. In accordance with such rules and regulations, certain disclosures that are normally included in annual financial statements have been omitted. Interim period operating results may not be indicative of the operating results for a full year.

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

The allowance for credit losses was $0.7 million and $1.0 million as of March 31, 2025 and December 31, 2024, respectively. The provision for bad debts was $0.2 million and $0.1 million for the three months ended March 31, 2025 and 2024, respectively. Write-offs and other charges against the allowance for credit losses were $0.3 million for the three months ended March 31, 2025 and immaterial for the three months ended March 31, 2024.

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

The following table presents commission revenue by fee type:

	Three Months Ended March 31,
	2025	2024
	(In thousands)
Commission revenue by fee type
Variable transaction fees
Disclosed trading	$95,455	$94,778
Open Trading – matched principal trading	43,052	48,180
U.S. government bonds - matched principal trading	4,529	3,712
Other	4,955	4,849
Total variable transaction fees	147,991	151,519
Distribution fees and unused minimum fees	33,352	33,354
Total commissions	$181,343	$184,873

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

	Three Months Ended March 31,
	2025	2024
	(In thousands)
Information services revenue by timing of recognition
Services transferred over time	$12,699	$11,874
Services transferred at a point in time	205	7
Total information services revenues	$12,904	$11,881

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

	Three Months Ended March 31,
	2025	2024
	(In thousands)
Post-trade services revenue by timing of recognition
Services transferred over time	$11,049	$10,540
Services transferred at a point in time	39	190
Total post-trade services revenues	$11,088	$10,730

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

The following table presents technology services revenue by timing of recognition:

	Three Months Ended March 31,
	2025	2024
	(In thousands)
Technology services revenue by timing of recognition
Services transferred over time	$3,062	$2,830
Services transferred at a point in time	179	4
Total technology services revenues	$3,241	$2,834

MARKETAXESS HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

Contract liabilities consist of deferred revenues that the Company records when cash payments are received or due in advance of services to be performed. Deferred revenues are included in accounts payable, accrued expenses and other liabilities on the Consolidated Statements of Financial Condition. The revenue recognized from contract liabilities and the remaining balance is shown below:

	December 31, 2024	Payments received in advance of services to be performed	Revenue recognized for services performed during the period	Foreign Currency Translation	March 31, 2025
	(In thousands)
Information services	$3,302	$3,043	$(3,713)	$—	$2,632
Post-trade services	1,286	6,877	(6,251)	39	1,951
Technology services	415	1,933	(1,980)	—	368
Total deferred revenue	$5,003	$11,853	$(11,944)	$39	$4,951

The majority of the Company’s information services and post-trade services contracts are short-term in nature with durations of one year or less. For contracts with original durations extending beyond one year, the aggregate amount of the transaction price allocated to remaining performance obligations was $46.0 million as of March 31, 2025. The Company expects to recognize revenue associated with the remaining performance obligations over the next 43 months.

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

3. Regulatory Capital Requirements

Certain of the Company’s U.S. subsidiaries are registered as broker-dealers and are subject to the applicable rules and regulations of the SEC, the Financial Industry Regulatory Authority (“FINRA”) and the Commodity Futures Trading Commission (“CFTC”). These rules contain minimum net capital requirements, as defined in the applicable regulations. Certain of the Company’s foreign subsidiaries are regulated by the Financial Conduct Authority (“FCA”) in the United Kingdom (“U.K.”) or other foreign regulators and must maintain financial resources, as defined in the applicable regulations, in excess of the applicable financial resources requirement. As of March 31, 2025, each of the Company’s subsidiaries that are subject to these regulations had net capital or financial resources in excess of their minimum requirements. As of March 31, 2025, the Company’s subsidiaries maintained aggregate net capital and financial resources that were $552.1 million in excess of the required levels of $36.6 million.

One of the Company’s U.S. broker-dealer subsidiaries is required to segregate funds in a special reserve bank account for the benefit of customers pursuant to Rule 15c3-3 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). As of March 31, 2025, this U.S. broker-dealer subsidiary had a balance of $47.5 million in its special reserve bank account. This U.S. broker-dealer subsidiary also maintained net capital that was $285.5 million in excess of the required level of $4.0 million.

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

(Unaudited)

4. Fair Value Measurements

The following table summarizes the valuation of the Company’s assets and liabilities measured at fair value as categorized based on the hierarchy described in Note 2:

	Level 1	Level 2	Level 3	Total
	(In thousands)
As of March 31, 2025
Assets
Money market funds	$77,532	$—	$—	$77,532
Securities available-for-sale
Corporate debt	—	55,677	—	55,677
Trading securities
U.S. Treasuries	—	100,167	—	100,167
Mutual funds held in rabbi trust	—	10,269	—	10,269
Foreign currency forward position	—	2,619	—	2,619
Total assets	$77,532	$168,732	$—	$246,264

As of December 31, 2024
Assets
Money market funds	$55,473	$—	$—	$55,473
Securities available-for-sale
Corporate debt	—	55,108	—	55,108
Trading securities
U.S. Treasuries	—	99,045	—	99,045
Mutual funds held in rabbi trust	—	11,107	—	11,107
Total assets	$55,473	$165,260	$—	$220,733

Liabilities
Foreign currency forward position	—	936	—	936
Total liabilities	$—	$936	$—	$936

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

During each of the three months ended March 31, 2025 and 2024, there were no transfers of securities between Level 1, Level 2 and Level 3.

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

	Carrying Value	Fair Value	Level 1	Level 2	Level 3	Total
	(In thousands)
As of March 31, 2025
Financial assets not measured at fair value:
Cash	$408,692	$408,692	$408,692	$—	$—	$408,692
Cash segregated under federal regulations	47,514	47,514	47,514	—	—	47,514
Accounts receivable, net of allowance	109,171	109,171	—	109,171	—	109,171
Receivables from broker-dealers, clearing organizations and customers	493,613	493,613	110,544	383,069	—	493,613
Total	$1,058,990	$1,058,990	$566,750	$492,240	$—	$1,058,990

Financial liabilities not measured at fair value:
Payables to broker-dealers, clearing organizations and customers	$318,866	$318,866	$—	$318,866	$—	$318,866

As of December 31, 2024
Financial assets not measured at fair value:
Cash	$489,005	$489,005	$489,005	$—	$—	$489,005
Cash segregated under federal regulations	47,107	47,107	47,107	—	—	47,107
Accounts receivable, net of allowance	91,845	91,845	—	91,845	—	91,845
Receivables from broker-dealers, clearing organizations and customers	357,728	357,728	107,652	250,076	—	357,728
Total	$985,685	$985,685	$643,764	$341,921	$—	$985,685

Financial liabilities not measured at fair value:
Payables to broker-dealers, clearing organizations and customers	$218,845	$218,845	$—	$218,845	$—	$218,845

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

Realized and unrealized gains and losses on foreign currency forward contracts are included in other, net in the Consolidated Statements of Operations. The following table summarizes the realized and unrealized gains and losses on foreign currency forward contracts:

	As of
	March 31, 2025	December 31, 2024
	(In thousands)
Notional value	$61,958	$64,454
Fair value of notional	64,577	63,518
Fair value of the asset/(liability)	$2,619	$(936)

	Three Months Ended March 31,
	2025	2024
	(In thousands)
Unrealized gain/(loss)	$3,556	$(2,098)
Realized gain/(loss)	(1,693)	1,323
Total gain/(loss)	$1,863	$(775)

The Company records cash collateral deposits with its counterparty bank in prepaid expenses and other assets on the Consolidated Statements of Financial Condition. As of March 31, 2025, the Company did not maintain a cash collateral deposit with its counterparty bank.

The following table summarizes the Company’s investments:

	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
	(In thousands)
As of March 31, 2025
Securities available-for-sale
Corporate debt	$55,708	$165	$(196)	$55,677
Trading securities
U.S. Treasuries	100,468	131	(432)	100,167
Mutual funds held in rabbi trust	9,867	488	(86)	10,269
Total investments	$166,043	$784	$(714)	$166,113

As of December 31, 2024
Securities available-for-sale
Corporate debt	$55,447	$88	$(427)	$55,108
Trading securities
U.S. Treasuries	100,484	86	(1,525)	99,045
Mutual funds held in rabbi trust	10,212	900	(5)	11,107
Total investments	$166,143	$1,074	$(1,957)	$165,260

Purchases of investments during the three months ended March 31, 2025 and 2024 were $5.5 million and $5.0 million, respectively. Proceeds from the sales and maturities of investments during the three months ended March 31, 2025 and 2024 were $5.3 million and $4.3 million, respectively.

MARKETAXESS HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

The following table summarizes the Company’s unrealized and realized gains and losses on investments:

	Three Months Ended March 31,
	2025	2024
	(In thousands)
Unrealized gains/(losses)
Securities available-for-sale
Corporate debt	$307	$(73)
Trading securities
U.S. Treasuries	1,066	(255)
Mutual funds held in rabbi trust	(493)	674
Total investments	$880	$346

Realized gains/(losses)
Securities available-for-sale
Corporate debt	$—	$2
Trading securities
Mutual funds held in rabbi trust	47	35
Total investments	$47	$37

Unrealized gains and losses on securities available-for-sale are included in accumulated other comprehensive loss on the Consolidated Statements of Financial Condition. Realized gains and losses on securities available-for-sale and realized and unrealized gains and losses on trading securities are included in other, net on the Consolidated Statements of Operations.

The following table summarizes the fair value of the Company’s corporate debt and U.S. Treasury investments based upon the contractual maturities:

	Less than one year	Due in 1 - 5 years	Total
	(In thousands)
As of March 31, 2025
Securities available-for-sale
Corporate debt	$8,536	$47,141	$55,677
Trading securities
U.S. Treasuries	50,051	50,116	100,167
Total	$58,587	$97,257	$155,844

As of December 31, 2024
Securities available-for-sale
Corporate debt	$9,346	$45,762	$55,108
Trading securities
U.S. Treasuries	49,978	49,067	99,045
Total	$59,324	$94,829	$154,153

MARKETAXESS HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

The following table provides fair values and unrealized losses on the Company’s available-for-sale investments and the aging of securities’ continuous unrealized loss positions:

	Less than Twelve Months		Twelve Months or More		Total
	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses
	(In thousands)
As of March 31, 2025
Corporate debt	$30,855	$(196)	$230	$—	$31,085	$(196)

As of December 31, 2024
Corporate debt	$38,041	$(426)	$1,226	$(1)	$39,267	$(427)

During each of the three months ended March 31, 2025 and 2024, the Company did not recognize any credit losses on its available-for-sale securities. The unrealized losses on securities are due to changes in interest rates and market liquidity.

5. Receivables from and Payables to Broker-dealers, Clearing Organizations and Customers

Receivables from and payables to broker-dealers, clearing organizations and customers consisted of the following:

	As of
	March 31, 2025	December 31, 2024
Receivables from broker-dealers, clearing organizations and customers:	(In thousands)
Securities failed-to-deliver – broker-dealers and clearing organizations	$136,018	$109,307
Securities failed-to-deliver – customers	242,028	136,424
Cash deposits with clearing organizations and broker-dealers	110,544	107,652
Other	5,023	4,345
Total	$493,613	$357,728

Payables to broker-dealers, clearing organizations and customers:
Securities failed-to-receive – broker-dealers and clearing organizations	$214,810	$158,694
Securities failed-to-receive – customers	93,716	51,916
Other	10,340	8,235
Total	$318,866	$218,845

MARKETAXESS HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

6. Acquisitions and Equity Investments

RFQ Hub LLC Equity Investment

In May 2022, the Company invested $34.4 million to acquire a minority ownership stake in RFQ–hub Holdings LLC, an entity formed with a consortium of market participants to support the growth of RFQ-hub, a multi-asset request for quote platform. The Company possesses significant influence over RFQ–hub Holdings LLC and is accounting for its investment under the equity method of accounting. As of March 31, 2025, the Company’s investment is recorded at carrying value of $34.7 million within prepaid expenses and other assets on the Consolidated Statements of Financial Condition. The Company’s proportionate share of RFQ–hub Holdings LLC’s net earnings is recorded within equity in earnings of unconsolidated affiliate on the Consolidated Statements of Operations and was $0.3 million and $0.4 million for the three months ended March 31, 2025 and 2024, respectively.

Under a services agreement, the Company charges its equity method investee for certain reimbursable support costs incurred by the Company, including personnel compensation, and certain operational overhead costs. The amounts billed for the three months ended March 31, 2025 and 2024 were $0.6 million and $0.5 million, respectively, and are included within other, net on the Consolidated Statements of Operations. The receivable from the equity method investee was $0.6 million as of March 31, 2025 and is included within accounts receivable, net on the Consolidated Statements of Financial Condition.

On April 19, 2024, the Company entered into an agreement to acquire a controlling interest in RFQ–hub Holdings LLC for approximately $37.9 million of cash consideration. The acquisition is subject to various closing conditions, including the receipt of certain regulatory approvals. Upon the closing of the acquisition, the Company will hold approximately a 90.0% controlling stake in RFQ-hub Holdings LLC.

7. Goodwill and Intangible Assets

Goodwill and intangible assets with indefinite lives were $236.7 million as of each of March 31, 2025 and December 31, 2024. Intangible assets that are subject to amortization, including the related accumulated amortization, are comprised of the following:

	March 31, 2025			December 31, 2024
	Cost	Accumulated amortization	Net carrying amount	Cost	Accumulated amortization	Net carrying amount
	(In thousands)
Customer relationships	$139,551	$(68,612)	$70,939	$138,089	$(64,698)	$73,391
Technology and other intangibles	41,130	(17,639)	$23,491	41,130	(16,443)	$24,687
Total	$180,681	$(86,251)	$94,430	$179,219	$(81,141)	$98,078

Amortization expense associated with identifiable intangible assets was $4.4 million and $5.0 million for the three months ended March 31, 2025 and 2024, respectively. Annual estimated total amortization expense is $16.9 million, $15.2 million, $13.8 million, $12.3 million and $11.3 million for the years ended December 31, 2025 through 2029, respectively.

MARKETAXESS HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

8. Income Taxes

The Company’s provision for income taxes includes U.S. federal, state and local, and foreign taxes. The provision for income taxes was $81.1 million and $24.1 million for the three months ended March 31, 2025 and 2024, respectively. The Company’s effective tax rate was 84.3% and 24.9% for the three months ended March 31, 2025 and 2024, respectively. The Company’s effective tax rate can vary from period to period depending on the geographic mix of our earnings, changes in tax legislation and tax rates, changes in unrecognized tax benefits and the amount and timing of excess tax benefits related to stock-based payments, among other factors.

During the first quarter of 2025, a New York state tax court issued a decision in a matter that impacted the Company’s assessment of its uncertain tax positions. The Company was not a party to that case, but its historical tax filing position was not supported by the court’s decision. This decision reversed a lower administrative court’s ruling that had been supportive of the Company’s filing position. The provision for income taxes for the three months ended March 31, 2025 includes provisions for unrecognized tax benefits of $54.9 million and $1.4 million related to the Company’s uncertain tax positions from prior periods and the current period, respectively. As of March 31, 2025, the Company’s liability for unrecognized tax benefits was $56.4 million.

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

9. Stock-Based Compensation Plans

Equity Incentive Plan

The Company maintains the MarketAxess Holdings Inc. 2020 Equity Incentive Plan (the “2020 Plan”), which provides for the grant of restricted stock, restricted stock units, performance shares, performance stock units (collectively, “Full Value Awards”), stock options and other stock-based awards as incentives to encourage employees, consultants and non-employee directors to participate in the long-term success of the Company. As of March 31, 2025, there were 2,421,057 shares available for grant under the 2020 Plan.

Total stock-based compensation expense was as follows:

	Three Months Ended March 31,
	2025	2024
	(In thousands)

Employees	$6,822	$6,893
Non-employee directors and consultants	874	405
Total stock-based compensation	$7,696	$7,298

The Company records stock-based compensation expense for employees in employee compensation and benefits and for non-employee directors and consultants in general and administrative expenses in the Consolidated Statements of Operations. Total stock-based compensation for employees includes $0.4 million and $0.2 million of capitalized software development costs for the three months ended March 31, 2025 and 2024, respectively.

During the three months ended March 31, 2025, the Company granted (i) 146,977 restricted stock units, (ii) 20,606 stock options and (iii) performance stock units with an expected pay-out at target of 35,549 shares of common stock. The fair values of the restricted stock units and performance stock units were based on a weighted-average fair value per unit at the grant date of $193.75 and $193.49, respectively. The weighted-average fair value for stock options of $67.20 per share was based on the Black-Scholes option pricing model.

As of March 31, 2025, the total unrecognized compensation cost related to all non-vested awards was $68.7 million. That cost is expected to be recognized over a weighted-average period of 2.3 years.

MARKETAXESS HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

Employee Stock Purchase Plan

The Company maintains the MarketAxess Holdings Inc. 2022 Employee Stock Purchase Plan (the “ESPP”). During the three months ended March 31, 2025, the Company issued 5,698 shares of common stock under the ESPP. As of March 31, 2025, there were 102,357 shares available for purchase under the ESPP.

10. Earnings Per Share

The following table sets forth basic and diluted weighted average shares outstanding used to compute earnings per share:

	Three Months Ended March 31,
	2025	2024
	(In thousands, except per share amounts)
Basic weighted average shares outstanding	37,388	37,740
Dilutive effect of stock options and full value awards	68	50
Diluted weighted average shares outstanding	37,456	37,790

Basic earnings per share	$0.40	$1.92
Diluted earnings per share	0.40	1.92

Stock options and Full Value Awards totaling 312,466 shares and 571,145 shares for the three months ended March 31, 2025 and 2024, respectively, were excluded from the computation of diluted earnings per share because their effect would have been antidilutive. The computation of diluted shares can vary among periods due, in part, to the change in the average price of the Company’s common stock.

11. Credit Agreements and Short-term Financing

Credit Agreement

On August 9, 2023, the Company entered into a three-year revolving credit facility (the “Credit Agreement”) provided by a syndicate of lenders and JPMorgan Chase Bank, N.A., as administrative agent, which provides aggregate commitments totaling $750.0 million, including a revolving credit facility, a $5.0 million letter of credit sub-limit for standby letters of credit and a $380.0 million sub-limit for swingline loans. The Credit Agreement will mature on August 9, 2026, with the Company’s option to request up to two additional 364-day extensions at the discretion of each lender and subject to customary conditions. Subject to satisfaction of certain specified conditions, the Company is permitted to upsize the Credit Agreement by up to $375.0 million in total. As of March 31, 2025, the Company had $0.1 million in letters of credit outstanding and $749.9 million in available borrowing capacity under the Credit Agreement.

Borrowings under the Credit Agreement will bear interest at a rate per annum equal to an alternate base rate or the adjusted term Secured Overnight Financing Rate (“SOFR”) rate, plus an applicable margin that varies with the Company’s consolidated total leverage ratio. The Credit Agreement requires that the Company satisfy certain covenants, including a requirement not to exceed a maximum consolidated total leverage ratio. The Company incurred no interest expense under the Credit Agreement for each of the three months ended March 31, 2025 and 2024.

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

The Company incurred no interest expense on borrowings under such agreements during each of the three months ended March 31, 2025 and 2024. As of March 31, 2025, the Company had no borrowings outstanding and up to $500.0 million in available uncommitted borrowing capacity under such agreements.

MARKETAXESS HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

Short-term Financing

Under arrangements with their settlement banks, certain of the Company’s U.S. and U.K. operating subsidiaries may receive overnight financing in the form of bank overdrafts. The Company incurred interest expense on such overnight financing of $0.2 million and $0.3 million during the three months ended March 31, 2025 and 2024, respectively. As of March 31, 2025, the Company had no overdrafts payable outstanding.

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

The following table presents the components of operating lease expense for the three months ended March 31, 2025 and 2024:

		Three Months Ended March 31,
Lease cost:	Classification	2025	2024
		(In thousands)
Operating lease cost - office space	Occupancy	$2,751	$2,753
Operating lease cost - equipment	Technology and communications	98	98
Variable lease costs	Occupancy	785	587
Total operating lease cost		$3,634	$3,438

Finance lease expense was $0.1 million for each of the three months ended March 31, 2025 and 2024.

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

The weighted average remaining lease term and weighted average discount rate are as follows:

	As of
Lease Term and Discount Rate	March 31, 2025	December 31, 2024
Weighted average remaining lease term (in years) - operating leases	8.6	8.8
Weighted average discount rate - operating leases	6.1%	6.1%
Weighted average remaining lease term (in years) - finance leases	0.5	0.8
Weighted average discount rate - finance leases	7.2%	7.2%

The following table presents the maturity of lease liabilities as of March 31, 2025:

	Operating Leases	Finance Leases
	(In thousands)
Remainder of 2025	$9,611	59
2026	12,233	—
2027	9,321	—
2028	8,692	—
2029	8,994	—
2030 and thereafter	42,199	—
Total lease payments	91,050	59
Less: imputed interest	20,247	1
Present value of lease liabilities	$70,803	$58

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

Other

The Company, through certain of its subsidiaries, executes securities transactions between its institutional investor and broker-dealer clients on a matched principal basis by serving as counterparty to both the buyer and the seller in trades. The Company’s operating subsidiaries settle such transactions pursuant to their self-clearing operations or through the use of third-party clearing brokers or settlement agents. Settlement typically occurs within one to two trading days after the trade date. Cash settlement of the transaction occurs upon receipt or delivery of the underlying instrument that was traded. Under both the self-clearing and the third-party clearing models, the Company may be exposed to credit risk in the event a counterparty does not fulfill its obligation to complete a transaction or if there is an error in executing a matched principal transaction. Pursuant to the terms of the securities clearing agreements, each third-party clearing broker has the right to charge the Company for any losses they suffer resulting from a counterparty’s failure on any of the Company’s trades. The Company did not record any liabilities or losses with regard to counterparty failures for the three months ended March 31, 2025 and 2024.

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

14. Share Repurchase Programs

In January 2022, the Board of Directors authorized a share repurchase program for up to $150.0 million (the “2022 Repurchase Program”). In August 2024, the Board of Directors authorized a share repurchase program for up to an additional $200.0 million (the “2024 Repurchase Program” and, together with the 2022 Repurchase Program, the “Repurchase Programs”). The Repurchase Programs do not have an expiration date. During the three months ended March 31, 2025, the Company repurchased 187,905 shares of common stock under the Repurchase Programs at a cost of $38.1 million. As of March 31, 2025, the 2022 Repurchase Plan has been exhausted and the Company had $187.0 million of remaining capacity under the 2024 Repurchase Program. Shares repurchased under the Repurchase Programs will be held in treasury for future use.

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

MARKETAXESS HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

The accounting policies of the Company’s reportable segment are the same as those described in the summary of significant accounting policies. The Company’s chief operating decision maker (“CODM”) assesses performance of the Company overall and decides how to allocate resources based on net income that is reported on the consolidated statement of operations as net income. The measure of segment assets is reported on the consolidated statement of financial condition as total assets. The Company’s CODM is its Chief Executive Officer. The CODM uses net income to evaluate income generated from segment assets in deciding whether to reinvest profits into the Company’s end-to-end trading solutions or into other areas, such as for acquisitions or to pay dividends. Net income is used to monitor budget versus actual results. The significant segment expenses and net income reviewed by the CODM conform to the presentation of such items in the consolidated statements of operations.

For the three months ended March 31, 2025 and 2024, the U.K. was the only individual foreign country in which the Company had operations that accounted for 10.0% or more of total revenues or total long-lived assets. Revenues and long-lived assets are attributed to a geographic area based on the location of the client trading activity and receipt of services. Long-lived assets are defined as furniture, equipment, leasehold improvements and capitalized software. Revenues for the three months ended March 31, 2025 and 2024, and long-lived assets as of March 31, 2025 and December 31, 2024 were as follows:

	Three Months Ended March 31,
	2025	2024
	(In thousands)
Revenues
United States	$142,660	$145,275
United Kingdom	42,729	41,220
Other	23,187	23,823
Total	$208,576	$210,318

	As of
	March 31, 2025	December 31, 2024
	(In thousands)
Long-lived assets, as defined
United States	$94,594	$92,983
United Kingdom	11,736	12,683
Other	1,528	1,632
Total	$107,858	$107,298

16. Cash and Cash Equivalents and Restricted Cash

The following table provides a reconciliation of cash and cash equivalents together with restricted or segregated cash as reported within the Consolidated Statements of Financial Condition to the sum of the same such amounts shown in the Consolidated Statements of Cash Flows:

		As of
	Statement of Financial Condition Location	March 31, 2025	December 31, 2024
		(In thousands)
Cash and cash equivalents	Cash and cash equivalents	$486,224	$544,478
Cash segregated for regulatory purposes	Cash segregated under federal regulations	47,514	47,107
Restricted cash deposits with clearing organizations and broker-dealers	Receivables from broker-dealers, clearing organizations and customers	110,544	107,652
Other cash deposits	Prepaid expenses and other assets	172	1,222
Total		$644,454	$700,459

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This report contains certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements may be identified by words such as “expects,” “intends,” “anticipates,” “plans,” “believes,” “seeks,” “estimates,” “will,” or words of similar meaning and include, but are not limited to, statements regarding the outlook for our future business and financial performance. Forward-looking statements are based on management’s current expectations and assumptions, which are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict. It is routine for our internal projections and expectations to change as the year or each quarter in the year progresses, and therefore it should be clearly understood that the internal projections and beliefs upon which we base our expectations may change prior to the end of each quarter or the year. Although these expectations may change, we undertake no obligation to revise or update any forward-looking statements contained in this report, except to the extent required by applicable law. Our Company’s policy is generally to provide our expectations only once per quarter, and not to update that information until the next quarter. Actual future events or results may differ, perhaps materially from those contained in the projections or forward-looking statements. Factors that could cause or contribute to such differences include those discussed below and elsewhere in this report, particularly in the section captioned Part II, Item 1A, “Risk Factors,” and in our Form 10-K for the year ended December 31, 2024, including in Part I, Item 1A, “Risk Factors” and Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

Our objective is to create the leading global network for the trading of fixed-income securities for our broker-dealer and institutional investor clients to help them connect, be more efficient and achieve better trading outcomes. We seek to achieve this goal by offering our clients full end-to-end electronic trading solutions and workflow tools, powered by a broad array of proprietary data and analytical tools. The key elements of our strategy are discussed in Part I, Item 1. “Business – Our Strategy” of our Form 10-K for the year ended December 31, 2024.

Critical Factors Affecting Our Industry and Our Company

Economic, Political and Market Factors

The global fixed-income securities industry is risky and volatile and is directly affected by a number of economic, political and market factors that may impact trading volume. These factors could have a material adverse or positive effect on our business, financial condition and results of operations. These factors include, among others, fixed-income market conditions, the current interest rate environment, including the volatility of interest rates and investors’ forecasts of future interest rates, the duration of bonds traded, economic and political conditions in the United States, Europe and elsewhere, including recent and potential future changes in tariffs, international trade agreements or trade policies, and the consolidation or contraction of our broker-dealer and institutional investor clients.

In the first quarter of 2025, the market backdrop for the Company showed strong increases in estimated U.S. credit market volumes, with U.S. high-grade and U.S. high-yield market average daily volume up 8.4% and 14.1%, respectively, compared to the prior year. However, despite an increase in volatility during March, credit spreads and credit spread volatility remained at relatively low levels throughout much of the first quarter of 2025. With regard to the international products traded on our platforms, emerging markets estimated market volumes increased significantly compared to the prior year.

Because the majority of our assets are short-term in nature, they are not significantly affected by inflation. However, the rate of inflation impacts our expenses, such as employee compensation, technology and communications expenses, which may not be readily recoverable in the prices of our services. Interest rates have remained higher since 2023 due to a period of increased inflation. To the extent interest rates remain high or inflation has other adverse effects on the securities markets or the economy, our financial position and results of operations may be adversely affected.

We expect that current cash and investment balances, in combination with cash flows that are generated from operations and the ability to borrow under our Credit Agreement, will be sufficient to meet our liquidity needs and planned capital expenditure requirements for at least the next twelve months. We ended the quarter with $749.9 million in available borrowing capacity under the Credit Agreement and capital significantly in excess of our regulatory requirements.

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

Regulatory Environment

Our business is subject to extensive regulations in the United States and internationally, which may expose us to significant regulatory risk and cause additional legal costs to ensure compliance. The existing legal framework that governs the financial markets is periodically reviewed and amended, resulting in the enactment and enforcement of new laws and regulations that apply to our business. In January 2022, the SEC proposed rules that will expand Regulation ATS and Regulation SCI to alternative trading systems (ATS) that trade government securities and amend the SEC rule regarding the definition of an “exchange” to include Communication Protocol Systems, such as our request-for-quote protocols. Based on these proposed rules, we expect that we will have to operate additional trading protocols in compliance with Regulation ATS and we could become subject to Regulation SCI for certain parts of our business in the future. The SEC also recently adopted final rules regarding the central clearing of certain secondary market transactions involving U.S. Treasury securities, which are currently set to become effective for certain cash market transactions on December 31, 2026. Once effective, this central clearing mandate will impact certain of our participants who do not centrally clear such trades today, and some of our investor clients have expressed concerns about using platforms that will require the clearing of any resultant trades executed on such platforms. While we expect this change will increase our own platform efficiency, it is still unknown at this time the full impact of this change, and what effect it will have, whether positive or negative, on our industry, our clients or us. In addition, following the change in U.S. presidential administrations in January 2025, it is unknown to what extent new legislation will be passed into law or whether pending or new regulatory proposals will be adopted, abandoned or modified, or what effect such passage, adoption, abandonment or modification will have, whether positive or negative, on our industry, our clients or us.

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

Compliance with new regulations may require us to dedicate additional financial and operational resources, which may adversely affect our profitability. For example, the E.U.’s Digital Operational Resilience Act (“DORA”), which focuses on the security of network and information systems of financial services entities, as well as third parties which provide certain information communication technology services (“ICTs”) to them, became applicable to portions of our business in January 2025. DORA has, among other things, introduced significant additional ICT-related governance, risk management, resilience testing and sub-contracting and notification requirements. However, we also believe new regulations may increase demand for our platforms and we believe we are well positioned to benefit from those regulatory changes that cause market participants to seek electronic trading platforms that meet the various regulatory requirements.

For further description of the regulations which govern our business, see Part I, Item 1. “Business—Government Regulation”

of our Form 10-K for the year ended December 31, 2024.

Technology Environment

We must continue to enhance and improve our electronic trading platforms. The markets in which we compete are characterized by increasingly complex protocols, systems, technology and infrastructure requirements that require us to devote substantial resources to modify and adapt our services. Our future success will depend on our ability to enhance our existing products and services, develop and/or license new products and technologies that address the increasingly sophisticated and varied needs of our existing and prospective broker-dealer and institutional investor clients and respond to technological advances and emerging industry and regulatory standards and practices, including cloud and AI technologies, on a cost-effective and timely basis. For example, in 2023, we introduced MarketAxess X-Pro, our newest trading platform, which provides traders with a flexible user experience, intuitive workflows and access to our proprietary data and pre-trade analytics. In addition, as the overall share of electronic trading grows in global credit products, we are experiencing continued demand for, and growth in, our automated and algorithmic trading solutions. We also support a large and growing base of dealer market making algorithms. We plan to continue to focus on technology infrastructure and automation initiatives to support more efficient trade execution by our clients.

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

See also Part I, Item 1A. – “Risk Factors, Technology, IT Systems and Cybersecurity Risks” and Part I, Item 1C – “Cybersecurity” of our Form 10-K for the year ended December 31, 2024.

Trends in Our Business

The majority of our revenue is derived from commissions for transactions executed on our platforms between and among our institutional investor and broker-dealer clients. We believe that the following are the key variables that impact the notional value of such transactions on our platforms, the amount of commissions earned by us and our variable transaction fees per million:

•	the number of participants on our platforms and their willingness to use our platforms instead of competitors’ platforms or other execution methods;
•	the particular trading protocol that our participants use to trade bonds on our platforms;
•	the frequency and competitiveness of the price responses by participants on our platforms;
•	the number of markets that are available for our clients to trade on our platforms and the mix of products that participants trade on our platforms;
•	the overall level of activity in these markets;
•	the duration of the bonds trading on our platforms, which may be affected by inflation, among other macroeconomic factors; and
•	the particular fee plan under which we earn commissions.

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

As further described under “— Critical Factors Affecting our Industry and our Company — Economic, Political and Market Factors,” and “— Results of Operations — Three Months Ended March 31, 2025 Compared to Three Months Ended March 31, 2024,” our trading volumes increased and our average variable transaction fee per million decreased compared to the three months ended March 31, 2024.

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

Critical Accounting Estimates

This Management’s Discussion and Analysis of Financial Condition and Results of Operations discusses our Consolidated Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the reported amounts of income and expenses during the reporting periods. We base our estimates and judgments on historical experience and on various other factors that we believe are reasonable under the circumstances. Actual results may differ from these estimates under varying assumptions or conditions. Critical accounting estimates for us include stock-based compensation.

Stock-based compensation

We maintain the 2020 Plan which provides for the grant of Full Value Awards, stock options and other stock-based awards to encourage employees, consultants and non-employee directors to participate in our long-term success. We make critical accounting estimates related to performance stock units granted under the 2020 Plan (the “PSUs”).

In 2023, 2024 and 2025, the PSUs were granted to the executive officers and certain senior managers. Each PSU is earned or forfeited based on our level of achievement of certain predetermined metrics, including pre-tax adjusted operating margin, U.S. credit market share and revenue growth excluding U.S. credit. The vested share payout ranges from zero to 200% of the PSU target. The number of PSUs that vest, if any, is determined by the level of achievement of the performance metrics during the three-year performance periods, as certified by the Compensation and Talent Committee following the conclusion of the performance period. In addition, participants must provide continued service through the vesting date, subject to death, disability and qualified retirement exceptions, as applicable. Compensation expense for the PSUs is measured using the fair value of our stock at the grant date and estimates of future performance and actual share payouts. Each period, we make estimates of the current expected share payouts and adjust the life-to-date compensation expense recognized since the grant date. As of March 31, 2025, a 10.0% change in the expected final share payouts would increase or decrease the life-to-date compensation expense by $1.7 million. The estimated final share payouts for the 2022 and 2023 awards as of March 31, 2025 decreased 7.2% compared to December 31, 2024. See Note 9 for a discussion of the Company’s stock-based compensation expense.

Uncertain tax positions

Our interpretations of tax laws around the world are subject to review and examination by the various taxing authorities in the jurisdictions where we operate, and disputes may occur regarding our view on a tax position. These disputes over interpretations with the various taxing authorities may be settled by audit, administrative appeals or adjudication in the court systems of the tax jurisdictions in which we operate.

In accounting for income taxes, we recognize tax positions in the financial statements only when it is more likely than not that the position will be sustained on examination by the relevant taxing authority or the court of last resort based on the technical merits of the position. We reassess our unrecognized tax benefits as necessary when new information becomes available, including changes in tax law and regulations, relevant tax court rulings and interactions with taxing authorities. Uncertain tax positions that meet the more-likely-than-not recognition threshold are measured to determine the amount of benefit to recognize. An uncertain tax position is measured based on the largest amount of benefit that we believe is more-likely-than-not to be realized upon settlement. It is possible that the reassessment of our unrecognized tax benefits may have a material impact on our effective income tax rate in the period in which the reassessment occurs. See Note 8 for a discussion of our provisions for unrecognized tax benefits related to current and prior periods.

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

Results of Operations

Three Months Ended March 31, 2025 Compared to Three Months Ended March 31, 2024

The following table summarizes our financial results for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
	2025	2024	$ Change	% Change
	($ in thousands, except per share amounts)
Revenues	$208,576	$210,318	$(1,742)	(0.8)%
Expenses	120,194	117,818	2,376	2.0
Operating income	88,382	92,500	(4,118)	(4.5)
Other income (expense)	7,772	4,217	3,555	84.3
Income before income taxes	96,154	96,717	(563)	(0.6)
Provision for income taxes	81,089	24,102	56,987	236.4
Net income	$15,065	$72,615	$(57,550)	(79.3)%

Net income per common share – Diluted	$0.40	$1.92	$(1.52)	(79.0)%

Changes in average foreign currency exchange rates compared to the U.S. dollar had the effect of decreasing each of revenues and expenses by $0.3 million for the three months ended March 31, 2025 compared to the three months ended March 31, 2024.

Revenues

Our revenues for the three months ended March 31, 2025 and 2024, and the resulting dollar and percentage changes, were as follows:

	Three Months Ended March 31,
	2025		2024
	($ in thousands)
		% of Revenues		% of Revenues	$ Change	% Change
Commissions	$181,343	86.9%	$184,873	87.9%	$(3,530)	(1.9)%
Information services	12,904	6.2	11,881	5.6	1,023	8.6
Post-trade services	11,088	5.3	10,730	5.1	358	3.3
Technology services	3,241	1.6	2,834	1.4	407	14.4
Total revenues	$208,576	100.0%	$210,318	100.0%	$(1,742)	(0.8)

Commissions. Our commission revenues for the three months ended March 31, 2025 and 2024, and the resulting dollar and percentage changes, were as follows:

	Three Months Ended March 31,
	2025	2024	$ Change	% Change
	($ in thousands)
Variable transaction fees
Credit	$135,840	$141,504	$(5,664)	(4.0)%
Rates	6,919	$5,166	1,753	33.9
Other	5,232	$4,849	383	7.9
Total variable transaction fees	147,991	151,519	(3,528)	(2.3)

Fixed distribution fees
Credit	33,265	$33,288	(23)	(0.1)
Rates	87	$66	21	31.8
Total fixed distribution fees	33,352	33,354	(2)	(0.0)
Total commissions	$181,343	$184,873	$(3,530)	(1.9)%

Credit variable transaction fees decreased by $5.7 million, driven by a 9.7% decrease in total credit average variable transaction fee per million offset by a 6.3% increase in trading volume. Rates variable transaction fees increased by $1.8 million, driven principally by a 52.9% increase in trading volumes, partially offset by a 12.3% decrease in average variable transaction fee per million. Other variable transaction fees include equities and foreign exchange commissions earned by Pragma.

Our trading volumes for the three months ended March 31, 2025 and 2024 were as follows:

	Three Months Ended March 31,
	2025	2024	$ Change	% Change
	($ in millions)
Trading volume data
Credit
High-grade	$461,308	$455,998	$5,310	1.2%
High-yield	89,997	85,379	4,618	5.4
Emerging markets	240,285	221,427	18,858	8.5
Eurobonds	147,917	128,849	19,068	14.8
Other credit	36,482	26,335	10,147	38.5
Total credit	975,989	917,988	58,001	6.3

Rates
U.S. government bonds	1,582,081	1,045,796	536,285	51.3
Agency and other government bonds	65,825	31,626	34,199	108.1
Total rates	1,647,906	1,077,422	570,484	52.9

Total trading volume	$2,623,895	$1,995,410	$628,485	31.5%

Number of U.S. Trading Days	61	61
Number of U.K. Trading Days	63	63

For volume reporting purposes, transactions in foreign currencies are converted to U.S. dollars at average monthly rates.

The 1.2% increase in our U.S. high-grade volume was principally due to an increase in estimated market volumes, partially offset by a decrease in our estimated market share. Estimated U.S. high-grade market volume as reported by TRACE increased by 8.4% to $2.6 trillion for the three months ended March 31, 2025 compared to the three months ended March 31, 2024. Our estimated market share of total U.S. high-grade corporate bond volume decreased to 18.0% for the three months ended March 31, 2025 from 19.3% for the three months ended March 31, 2024. U.S. high-yield volume increased by 5.4% primarily due to an increase in estimated market volumes partially offset by a decrease in our estimated market share. Our estimated market share of total U.S. high-yield corporate bond volume decreased to 11.9% for the three months ended March 31, 2025 from 12.9% for the three months ended March 31, 2024.

Emerging markets and Eurobond volumes increased by 8.5% and 14.8%, respectively. Other credit volumes increased 38.5%, mainly due to an increase in estimated municipal bond market volumes. Rates trading volume increased 52.9%, primarily due to an increase in estimated market volumes.

Our average variable transaction fee per million for the three months ended March 31, 2025 and 2024 was as follows:

	Three Months Ended March 31,
	2025	2024	$ Change	% Change
Average variable transaction fee per million
Credit	$139.18	$154.15	$(14.97)	(9.7)%
Rates	4.20	4.79	(0.59)	(12.3)

Credit average variable transaction fee per million decreased by 9.7% to 139.18 per million for the three months ended March 31, 2025, mainly due to product and protocol mix-shift reflecting lower levels of U.S. high-yield activity and increased portfolio trading, which was partially offset by an increase in the duration of U.S. high-grade bonds traded on our platforms.

Information Services. Information services revenue increased by $1.0 million for the three months ended March 31, 2025, mainly due to net new data contract revenue.

Post-Trade Services. Post-trade services revenue increased by $0.4 million for the three months ended March 31, 2025, principally due to net new contract revenue of $0.6 million, partially offset by the negative impact of foreign currency fluctuations of $0.2 million.

Technology Services. Technology services revenue increased by $0.4 million for the three months ended March 31, 2025 due to higher Pragma-related license and technology fees.

Expenses

The following table summarizes our expenses for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
	2025	2024	$ Change	% Change
	($ in thousands)
Expenses
Employee compensation and benefits	$61,916	$61,264	$652	1.1%
Depreciation and amortization	18,236	18,200	36	0.2
Technology and communications	18,048	17,051	997	5.8
Professional and consulting fees	6,410	6,395	15	0.2
Occupancy	3,622	3,425	197	5.8
Marketing and advertising	2,061	1,833	228	12.4
Clearing costs	4,185	4,911	(726)	(14.8)
General and administrative	5,716	4,739	977	20.6
Total expenses	$120,194	$117,818	$2,376	2.0%

Technology and communications expenses increased by $1.0 million primarily due to higher cloud hosting costs.

Clearing costs decreased by $0.7 million, primarily due to lower U.S. treasury platform clearing expenses.

General and administrative expenses increased by $1.0 million, primarily due to higher subscription costs.

Other Income (Expense)

Our other income (expense) for the three months ended March 31, 2025 and 2024, and the resulting dollar and percentage changes, were as follows:

	Three Months Ended March 31,
	2025	2024	$ Change	% Change
	($ in thousands)
Interest income	$7,169	$5,973	$1,196	20.0%
Interest expense	(213)	(316)	103	(32.6)
Equity in earnings of unconsolidated affiliate	289	370	(81)	(21.9)
Other, net	527	(1,810)	2,337	NM
Total other income (expense)	$7,772	$4,217	$3,555	84.3%
NM - not meaningful

Interest income increased by $1.2 million, driven by higher cash and investment balances.

Interest expense decreased by $0.1 million due to lower financing charges incurred under our short-term borrowing arrangements.

Other, net increased by $2.3 million primarily driven by unrealized gains of $1.1 million on our U.S. Treasury investments in the current period compared to unrealized losses of $0.3 million in the prior period and lower foreign currency transaction losses in the current period compared to the prior period of $0.9 million.

Provision for Income Taxes

The provision for income taxes and effective tax rate for the three months ended March 31, 2025 and 2024 were as follows:

	Three Months Ended March 31,
	2025	2024	$ Change	% Change
	($ in thousands)
Provision for income taxes	$81,089	$24,102	$56,987	236.4%

Effective tax rate	84.3%	24.9%

Our consolidated effective tax rate can vary from period to period depending on the geographic mix of our earnings, provisions for unrecognized tax benefits, changes in tax legislation and tax rates and the amount and timing of excess tax benefits or detriments related to share-based payments, among other factors. The provision for income taxes for the three months ended March 31, 2025 includes provisions for unrecognized tax benefits of $54.9 million and $1.4 million for uncertain tax positions related to prior periods and the current period, respectively.

Liquidity and Capital Resources

During the three months ended March 31, 2025, we have met our funding requirements through cash on hand, internally generated funds and short-term borrowings. Cash and cash equivalents and corporate bond and U.S. Treasury investments totaled $642.1 million as of March 31, 2025. Our investments generally consist of investment-grade corporate bonds and U.S. Treasury securities. We limit the amounts that can be invested in any single issuer and invest in short- to intermediate-term instruments whose fair values are less sensitive to interest rate changes.

In August 2023, we entered into the Credit Agreement, which provides aggregate commitments totaling $750.0 million, including a revolving credit facility, a $5.0 million letter of credit sub-limit for standby letters of credit and a $380.0 million sub-limit for swingline loans. The Credit Agreement will mature on August 9, 2026, with our option to request up to two additional 364-day extensions at the discretion of each lender and subject to customary conditions. As of March 31, 2025, we had $0.1 million in letters of credit outstanding and $749.9 million in available borrowing capacity under the Credit Agreement. Borrowings under the Credit Agreement will bear interest at a rate per annum equal to an alternate base rate or the adjusted term SOFR rate, plus an applicable margin that varies with our consolidated total leverage ratio. The Credit Agreement requires that we satisfy certain covenants, including a requirement to not exceed a maximum consolidated total leverage ratio. We were in compliance with all applicable covenants at March 31, 2025. See Note 11 to the Consolidated Financial Statements for a discussion of the Credit Agreement.

In connection with their self-clearing operations, certain of our operating subsidiaries maintain agreements with a settlement bank to allow the subsidiaries to borrow an aggregate of up to $500.0 million on an uncommitted basis, collateralized by eligible securities pledged by the subsidiaries to the settlement bank, subject to certain haircuts. Borrowings under these agreements will bear interest at a base rate per annum equal to the higher of the upper range of the Federal Funds Rate, 0.25% or one-month SOFR, plus 1.00%. As of March 31, 2025, the subsidiaries had no borrowings outstanding and up to $500.0 million in available uncommitted borrowing capacity under such agreements. See Note 11 to the Consolidated Financial Statements for a discussion of these agreements.

Under arrangements with their settlement banks, certain of our operating subsidiaries may receive overnight financing in the form of bank overdrafts. As of March 31, 2025, we had no overdrafts payable outstanding.

As a result of our self-clearing and settlement activities, we are required to finance certain transactions, maintain deposits with various clearing organizations and clearing broker-dealers and maintain a special reserve bank account for the benefit of customers pursuant to Rule 15c3-3 of the Exchange Act. As of March 31, 2025, the aggregate amount of the positions financed, restricted cash deposits and customer reserve balances associated with our self-clearing and settlement activities was $227.3 million. These requirements can fluctuate based on trading activity, market volatility or other factors which may impact our liquidity or require us to use our capital resources.

Cash Flows for the Three Months Ended March 31, 2025 Compared to the Three Months Ended March 31, 2024

Our cash flows were as follows:

	Three Months Ended March 31,
	2025	2024	$ Change	% Change
	($ in thousands)
Net cash provided by/(used in) operating activities	$29,629	$(4,949)	$34,578	NM
Net cash (used in) investing activities	(17,148)	(15,830)	(1,318)	8.3%
Net cash (used in) financing activities	(77,066)	(52,543)	(24,523)	46.7
Effect of exchange rate changes on cash and cash equivalents	8,580	(3,186)	11,766	NM
Net decrease for the period	$(56,005)	$(76,508)	$20,503	(26.8)%
NM - not meaningful

Cash flows from operating activities consist primarily of net income adjusted for non-cash items that primarily include depreciation and amortization, stock-based compensation expense, deferred tax expense and changes in receivables and payables on the consolidated statement of financial condition. The $34.6 million increase in net cash provided by operating activities was primarily due to favorable changes in income and other tax liabilities and net receivables from broker-dealers, clearing organizations and customers associated with our clearing activities, offset by lower net income and an unfavorable change in accounts receivable.

The $1.3 million increase in net cash used in investing activities was primarily due to higher capital expenditures.

The $24.5 million increase in net cash used in financing activities was principally due to higher repurchases of common stock and lower exercises of stock options, offset by lower withholding tax payments on the vesting of Full Value Awards.

The $11.8 million change in the effect of exchange rate changes on cash and cash equivalents was driven by changes in the cumulative translation adjustment.

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

Certain of our U.S. subsidiaries are registered as broker-dealers and are subject to the applicable rules and regulations of the SEC, FINRA and the CFTC. These rules contain minimum net capital requirements, as defined in the applicable regulations. Certain of our foreign subsidiaries are regulated by the FCA in the U.K. or other foreign regulators and must maintain financial resources, as defined in the applicable regulations, in excess of the applicable financial resources requirement. As of March 31, 2025, each of our subsidiaries that are subject to these regulations had net capital or financial resources in excess of their minimum requirements. As of March 31, 2025, our subsidiaries maintained aggregate net capital and financial resources that were $552.1 million in excess of the required levels of $36.6 million.

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

We execute securities transactions between our institutional investor and broker-dealer clients on a matched principal basis by serving as counterparty to both the buyer and the seller in trades. Our operating subsidiaries settle such transactions using their self-clearing operations or through the use of third-party clearing brokers or settlement agents. Settlement typically occurs within one to two trading days after the trade date. Cash settlement of the transaction occurs upon receipt or delivery of the underlying instrument that was traded. Under both the self-clearing and the third-party clearing models, we may be exposed to credit risk in the event a counterparty does not fulfill its obligation to complete a transaction or if there is an error in executing a matched principal transaction. Pursuant to the terms of the securities clearing agreements, each third-party clearing broker has the right to charge us for any losses they suffer resulting from a counterparty’s failure on any of our trades. We did not record any liabilities or losses with regard to counterparty failures for the three months ended March 31, 2025 and 2024. Substantially all of our open securities failed-to-deliver and securities failed-to-receive transactions as of March 31, 2025 have subsequently settled at the contractual amounts.

In the normal course of business, we enter into contracts that contain a variety of representations, warranties and indemnification provisions. Our maximum exposure from any claims under these arrangements is unknown, as this would involve claims that have not yet occurred.

We have leases for corporate offices and equipment with initial lease terms ranging from one year to 15 years. We have total future contractual rent payments on these leases of $91.1 million, with $12.8 million due within the next 12 months and $78.3 million due beyond 12 months.

We enter into foreign currency forward contracts to economically hedge our exposure to variability in certain foreign currency transaction gains and losses. As of March 31, 2025, the notional value of our foreign currency forward contract outstanding was $62.0 million and the fair value of the asset was $2.6 million.

In January 2022, our Board of Directors authorized the 2022 Repurchase Program for up to $150.0 million. In August 2024, our Board of Directors authorized the 2024 Repurchase Program for up to an additional $200.0 million. As of March 31, 2025, the 2022 Repurchase Program has been exhausted and we had $187.0 million of remaining capacity under the 2024 Repurchase Program. As of April 30, 2025, we had $173.4 million of remaining capacity under the 2024 Repurchase Program. Shares repurchased under the Repurchase Programs will be held in treasury for future use.

In April 2025, our Board of Directors approved a quarterly cash dividend of $0.76 per share payable on June 4, 2025 to stockholders of record as of the close of business on May 21, 2025. Any future declaration and payment of dividends will be at the sole discretion of our Board of Directors.

On April 19, 2024, we entered into an agreement to acquire a controlling interest in RFQ–hub Holdings LLC for approximately $37.9 million of cash consideration. The acquisition is subject to various closing conditions, including the receipt of certain regulatory approvals. Upon the closing of the acquisition, we will hold approximately a 90.0% controlling stake in RFQ-hub Holdings LLC.

Non-GAAP Financial Measures

In addition to reporting financial results in accordance with GAAP, we use certain non-GAAP financial measures: earnings before interest, taxes, depreciation and amortization (“EBITDA”), EBITDA margin and free cash flow. From time to time, we present selected GAAP-basis financial results, excluding notable items. Notable items are revenues, expenses, other income (expense) and tax related items that are non-recurring and outside of the Company’s normal course of business or other notables, such as acquisition and restructuring charges or gains/losses on sales (collectively, “notable items”). We define EBITDA margin as EBITDA divided by revenues. We define free cash flow as net cash provided by/(used in) operating activities excluding the net change in trading investments and net change in securities failed-to-deliver and securities failed-to-receive from broker-dealers, clearing organizations and customers, less expenditures for furniture, equipment and leasehold improvements and capitalized software development costs. Non-GAAP financial measures should be considered in addition to, not as a substitute for or superior to, financial measures determined in conformity with GAAP. We believe that these non-GAAP financial measures, when taken into consideration with the corresponding GAAP financial measures, provide additional information regarding our operating results because they assist both investors and management in analyzing and evaluating the performance of our business.

The table set forth below presents a reconciliation our net income to net income, excluding notable items, diluted EPS to diluted EPS, excluding notable items, and the effective tax rate to effective tax rate, excluding notable items for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
	2025	2024
	($ in thousands)
Net income, GAAP-basis	$15,065	$72,615
Exclude: Notable items
Reserve for uncertain tax positions related to prior periods	54,939	—
Net income, excluding notable items	$70,004	$72,615

Diluted EPS, GAAP-basis	$0.40	$1.92
Notable items as reconciled above	1.47	—
Diluted EPS, excluding notable items	$1.87	$1.92

Effective tax rate, GAAP-basis	84.3%	24.9%
Notable items as reconciled above	(57.1)	—
Effective tax rate, excluding notable items	27.2%	24.9%

The table set forth below presents a reconciliation of our net income to EBITDA and net income margin to EBITDA margin, as defined above, for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
	2025	2024
	($ in thousands)
Net income	$15,065	$72,615
Interest income	(7,169)	(5,973)
Interest expense	213	316
Provision for income taxes	81,089	24,102
Depreciation and amortization	18,236	18,200
EBITDA	$107,434	$109,260

Net income margin	7.2%	34.5%
Interest income	(3.4)	(2.8)
Interest expense	0.1	0.2
Provision for income taxes	38.9	11.4
Depreciation and amortization	8.7	8.6
EBITDA margin	51.5%	51.9%

The table set forth below presents a reconciliation of our net cash provided by operating activities to free cash flow, as defined above, for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
	2025	2024
	($ in thousands)
Net cash provided by/(used in) operating activities	$29,629	$(4,949)
Exclude: Net change in trading investments	—	(255)
Exclude: Net change in fail-to-deliver/receive from broker-dealers, clearing organizations and customers	34,399	51,288
Less: Purchases of furniture, equipment and leasehold improvements	(1,930)	(1,197)
Less: Capitalization of software development costs	(15,031)	(13,963)
Free Cash Flow	$47,067	$30,924

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

As of March 31, 2025, we had $100.2 million of investments in U.S. Treasuries that were classified as trading securities and $55.7 million of investments in corporate bonds that were classified as available-for-sale. Adverse movements, such as a decrease in the value of these securities or a downturn or disruption in the markets for these securities, could result in a substantial loss. A 10.0% decrease in the market value of our U.S Treasuries or available-for-sale investments would result in losses of approximately $10.0 million and $5.6 million, respectively. In addition, principal gains and losses resulting from these securities could on occasion have a disproportionate effect, positive or negative, on our financial condition and results of operations for any particular reporting period.

Interest Rate Risk

Interest rate risk represents our exposure to interest rate changes with respect to our cash and cash equivalents, restricted cash and cash deposits. As of March 31, 2025, our cash and cash equivalents, restricted cash and cash deposits amounted to $644.5 million. A hypothetical 100 basis point change in interest rates would increase or decrease our annual interest income by approximately $6.4 million, assuming no change in the amount or composition of our cash and cash equivalents, restricted cash and cash deposits.

As of March 31, 2025, a hypothetical 100 basis point increase or decrease in interest rates would decrease or increase the fair value of the available-for-sale investment portfolio by approximately $1.0 million, assuming no change in the amount or composition of the investments. The hypothetical unrealized gain or loss of $1.0 million would be recognized in accumulated other comprehensive loss on the Consolidated Statements of Financial Condition.

A similar hypothetical 100 basis point increase or decrease in interest rates would decrease or increase the fair value of the trading securities portfolio by approximately $2.1 million. The hypothetical unrealized gain or loss of $2.1 million would be recognized in other, net in the Consolidated Statements of Operations.

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

During the twelve months ended March 31, 2025, approximately 16.1% of our revenues and 25.8% of our expenses were denominated in currencies other than the U.S. dollar, most notably the British Pound Sterling. Based on actual results over the past year, a hypothetical 10.0% increase or decrease in the U.S. dollar against all other currencies would have increased or decreased revenue by approximately $13.1 million and operating expenses by approximately $12.3 million.

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

Derivative Risk

Our limited derivative risk stems from our activities in the foreign currency forward contract market. We use this market to economically hedge our foreign exchange gains and losses on the Consolidated Statements of Operations that arise from our U.S. dollar versus British Pound Sterling exposure from the activities of our U.K. subsidiaries. As of March 31, 2025, the notional amount of our foreign currency forward contract was $62.0 million. We do not hold derivative instruments for purposes other than economically hedging foreign currency risk.

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures. Our management, including the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of our “disclosure controls and procedures,” as that term is defined in Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Exchange Act, as of March 31, 2025. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the disclosure controls and procedures are effective to ensure that information required to be disclosed by MarketAxess in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and to ensure that information is accumulated and communicated to our management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

(b) Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2025 identified in connection with the evaluation thereof by our management, including the Chief Executive Officer and the Chief Financial Officer, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

There have been no material changes in our risk factors from those disclosed in our most recent Form 10-K for the year ended December 31, 2024. For a discussion of the risk factors affecting the Company, see “Risk Factors” in Part I, Item 1A of our 2024 Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

During the quarter ended March 31, 2025, we repurchased the following shares of common stock:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
				(In thousands)
January 1, 2025 - January 31, 2025	45,548	$218.88	22,739	$220,016
February 1, 2025 - February 28, 2025	104,840	193.21	82,936	204,008
March 1, 2025 - March 31, 2025	83,905	207.10	82,230	186,955
Total	234,293	$203.17	187,905

During the three months ended March 31, 2025, we repurchased 234,293 shares of common stock. The repurchases included 187,905 shares repurchased in connection with our Repurchase Programs and 46,388 shares surrendered by employees to satisfy the withholding tax obligations upon the vesting of Full Value Awards and upon the exercise of stock options.

In January 2022, our Board of Directors authorized the 2022 Repurchase Program for up to $150.0 million. In August 2024, our Board of Directors authorized the 2024 Repurchase Program for up to an additional $200.0 million. The Repurchase Programs do not have an expiration date. As of March 31, 2025, the 2022 Repurchase Program has been exhausted and we had $187.0 million of remaining capacity under the 2024 Repurchase Program. Shares repurchased under the Repurchase Programs will be held in treasury for future use.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

(c) Trading Plans

In the first quarter of 2025, no director or officer (as defined in Exchange Act Rule 16a-1(f)) of the Company adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement for the purchase or sale of securities of the Company, within the meaning of Item 408 of Regulation S-K.

Item 6. Exhibits

Exhibit Index:

Number	Description
10.1*	Consulting Services Agreement, dated as of February 25, 2025, by and between Richard M. McVey and MarketAxess Holdings Inc.#
10.2*	Form of 2025 Restricted Stock Unit Agreement (Non-Deferred) for U.S.-based executive officers pursuant to the MarketAxess Holdings Inc. 2020 Equity Incentive Plan
10.3*	Form of 2025 Restricted Stock Unit Agreement (Non-Deferred) for Richard M. McVey pursuant to the MarketAxess Holdings Inc. 2020 Equity Incentive Plan
10.4*	Form of 2025 Performance Stock Unit Agreement for U.S.-based executive officers pursuant to the MarketAxess Holdings Inc. 2020 Equity Incentive Plan†
10.5*	Form of 2025 Incentive Stock Option Agreement for U.S.-based executive officers pursuant to the MarketAxess Holdings Inc. 2020 Equity Incentive Plan
10.6*	Form of 2025 Restricted Stock Unit Agreement for U.K.-based executive officers pursuant to the MarketAxess Holdings Inc. 2020 Equity Incentive Plan
10.7*	Form of 2025 Performance Stock Unit Agreement for U.K.-based executive officers pursuant to the MarketAxess Holdings Inc. 2020 Equity Incentive Plan†
31.1*	Certification by Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification by Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
104	The cover page from the Company’s Quarterly report on Form 10-Q for the quarter ended March 31, 2025 has been formatted in Inline XBRL and is included in Exhibits 101.

*	Filed herewith.
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

MARKETAXESS HOLDINGS INC.

Date: May 7, 2025	By:	/s/ CHRISTOPHER R. CONCANNON
Christopher R. Concannon
Chief Executive Officer
(principal executive officer)

Date: May 7, 2025	By:	/s/ ILENE FISZEL BIELER
Ilene Fiszel Bieler
Chief Financial Officer
(principal financial officer)