Form 10-Q
period 2025-06-30
MARKETAXESS HOLDINGS INC
filed 2025-08-06
CIK 1278021

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

or

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

As of August 4, 2025, the number of shares of the Registrant’s voting common stock outstanding was 37,363,773.

2

MARKETAXESS HOLDINGS INC.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2025

PART I — Financial Information

Item 1. Financial Statements

MARKETAXESS HOLDINGS INC.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Unaudited)

	As of
	June 30, 2025	December 31, 2024
	(In thousands, except share and per share amounts)
ASSETS
Cash and cash equivalents	$462,837	$544,478
Cash segregated under federal regulations	47,930	47,107
Investments, at fair value	169,349	165,260
Accounts receivable, net of allowance of $522 and $982 as of June 30, 2025 and December 31, 2024, respectively	113,242	91,845
Receivables from broker-dealers, clearing organizations and customers	559,120	357,728
Goodwill	286,020	236,706
Intangible assets, net of accumulated amortization	121,397	98,078
Furniture, equipment, leasehold improvements and capitalized software, net of accumulated depreciation and amortization	109,206	107,298
Operating lease right-of-use assets	55,382	58,132
Prepaid expenses and other assets	50,455	82,584
Total assets	$1,974,938	$1,789,216

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Accrued employee compensation	48,198	68,054
Payables to broker-dealers, clearing organizations and customers	329,785	218,845
Income and other tax liabilities	95,197	3,683
Accounts payable, accrued expenses and other liabilities	31,628	37,320
Operating lease liabilities	69,230	72,654
Total liabilities	$574,038	$400,556

Commitments and Contingencies (Note 13)

Redeemable noncontrolling interest	14,715	—

Stockholders’ equity
Preferred stock, $0.001 par value, 4,855,000 shares authorized, no shares issued and outstanding as of June 30, 2025 and December 31, 2024, respectively	—	—
Series A Preferred Stock, $0.001 par value, 110,000 shares authorized, no shares issued and outstanding as of June 30, 2025 and December 31, 2024, respectively	—	—
Common stock voting, $0.003 par value, 110,000,000 shares authorized, 41,140,143 shares and 41,020,421 shares issued and 37,416,106 shares and 37,646,374 shares outstanding as of June 30, 2025 and December 31, 2024, respectively	123	123
Common stock non-voting, $0.003 par value, 10,000,000 shares authorized, no shares issued and outstanding as of June 30, 2025 and December 31, 2024, respectively	—	—
Additional paid-in capital	356,817	350,701
Treasury stock – Common stock voting, at cost, 3,724,037 shares and 3,374,047 shares as of June 30, 2025 and December 31, 2024, respectively	(407,029)	(333,369)
Retained earnings	1,434,953	1,405,904
Accumulated other comprehensive income/(loss)	1,321	(34,699)
Total stockholders’ equity	1,386,185	1,388,660
Total liabilities, redeemable noncontrolling interest and stockholders’ equity	$1,974,938	$1,789,216

The accompanying notes are an integral part of these consolidated financial statements.

MARKETAXESS HOLDINGS INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(In thousands, except per share amounts)
Revenues
Commissions	$191,770	$171,679	$373,113	$356,552
Information services	13,087	12,544	25,991	24,425
Post-trade services	11,076	10,400	22,164	21,130
Technology services	3,529	3,037	6,770	5,871
Total revenues	219,462	197,660	428,038	407,978

Expenses
Employee compensation and benefits	65,237	56,790	127,153	118,054
Depreciation and amortization	19,195	18,356	37,431	36,556
Technology and communications	19,421	17,771	37,469	34,822
Professional and consulting fees	7,190	7,669	13,600	14,064
Occupancy	3,753	3,714	7,375	7,139
Marketing and advertising	2,952	3,010	5,013	4,843
Clearing costs	4,447	4,122	8,632	9,033
General and administrative	5,403	4,889	11,119	9,628
Total expenses	127,598	116,321	247,792	234,139
Operating income	91,864	81,339	180,246	173,839
Other income (expense)
Interest income	5,930	6,401	13,099	12,374
Interest expense	(139)	(621)	(352)	(937)
Equity in earnings of unconsolidated affiliate	168	354	457	724
Other, net	(407)	(1,136)	120	(2,946)
Total other income (expense)	5,552	4,998	13,324	9,215
Income before income taxes	97,416	86,337	193,570	183,054
Provision for income taxes	26,236	21,399	107,325	45,501
Net income	$71,180	$64,938	$86,245	$137,553
Less: income attributable to redeemable noncontrolling interest	(31)	—	(31)	—
Net income available for common stockholders	$71,149	$64,938	$86,214	$137,553

Net income per common share
Basic	$1.91	$1.72	$2.31	$3.65
Diluted	$1.91	$1.72	$2.31	$3.64

Cash dividends declared per common share	$0.76	$0.74	$1.52	$1.48

Weighted average shares outstanding
Basic	37,210	37,655	37,299	37,698
Diluted	37,298	37,689	37,377	37,740

The accompanying notes are an integral part of these consolidated financial statements.

MARKETAXESS HOLDINGS INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(In thousands)
Net income	$71,180	$64,938	$86,245	$137,553
Cumulative translation adjustment	24,628	(563)	35,638	(4,804)
Net unrealized gain/(loss) on securities available-for- sale, net of tax of $47, ($5), 120 and ($38), respectively	148	(13)	382	(53)
Comprehensive income	$95,956	$64,362	$122,265	$132,696
Less: comprehensive income attributable to redeemable noncontrolling interest	(31)	—	(31)	—
Comprehensive income available for common stockholders	$95,925	$64,362	$122,234	$132,696

The accompanying notes are an integral part of these consolidated financial statements.

MARKETAXESS HOLDINGS INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

	Common Stock Voting	Additional Paid-In Capital	Treasury Stock - Common Stock Voting	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Total Stockholders’ Equity
	(In thousands, except per share amounts)
Balance at January 1, 2025	$123	$350,701	$(333,369)	$1,405,904	$(34,699)	$1,388,660
Net income	—	—	—	15,065	—	15,065
Cumulative translation adjustment	—	—	—	—	11,010	11,010
Unrealized net gain (loss) on securities available-for-sale, net of tax	—	—	—	—	234	234
Stock-based compensation	—	7,696	—	—	—	7,696
Withholding tax payments on Full Value Awards vesting and stock option exercises	—	(9,525)	—	—	—	(9,525)
Reissuance of treasury stock	—	(164)	1,104	—	—	940
Repurchases of common stock	—	—	(38,077)	—	—	(38,077)
Cash dividend on common stock ($0.76 per share)	—	—	—	(28,690)	—	(28,690)
Balance at March 31, 2025	123	348,708	(370,342)	1,392,279	(23,455)	1,347,313
Net income	—	—	—	71,149	—	71,149
Cumulative translation adjustment	—	—	—	—	24,628	24,628
Unrealized net gain (loss) on securities available-for-sale, net of tax	—	—	—	—	148	148
Stock-based compensation	—	8,430	—	—	—	8,430
Withholding tax payments on Full Value Awards vesting and stock option exercises	—	(321)	—	—	—	(321)
Repurchases of common stock	—	—	(36,687)	—	—	(36,687)
Cash dividend on common stock ($0.76 per share)	—	—	—	(28,475)	—	(28,475)
Balance at June 30, 2025	$123	$356,817	$(407,029)	$1,434,953	$1,321	$1,386,185

The accompanying notes are an integral part of these consolidated financial statements.

MARKETAXESS HOLDINGS INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (CONTINUED)

(Unaudited)

	Common Stock Voting	Additional Paid-In Capital	Treasury Stock - Common Stock Voting	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Total Stockholders’ Equity
	(In thousands, except per share amounts)
Balance at January 1, 2024	$123	$333,292	$(260,298)	$1,244,216	$(24,370)	$1,292,963
Net income	—	—	—	72,615	—	72,615
Cumulative translation adjustment	—	—	—	—	(4,241)	(4,241)
Unrealized net gain (loss) on securities available-for-sale, net of tax	—	—	—	—	(40)	(40)
Stock-based compensation	—	7,298	—	—	—	7,298
Exercise of stock options	—	1,977	—	—	—	1,977
Withholding tax payments on Full Value Awards vesting and stock option exercises	—	(14,893)	—	—	—	(14,893)
Reissuance of treasury stock	—	(155)	1,440	(581)	—	704
Repurchases of common stock	—	—	(10,147)	—	—	(10,147)
Cash dividend on common stock ($0.74 per share)	—	—	—	(28,003)	—	(28,003)
Balance at March 31, 2024	123	327,519	(269,005)	1,288,247	(28,651)	1,318,233
Net income	—	—	—	64,938	—	64,938
Cumulative translation adjustment	—	—	—	—	(563)	(563)
Unrealized net gain (loss) on securities available-for-sale, net of tax	—	—	—	—	(13)	(13)
Stock-based compensation	—	8,328	—	—	—	8,328
Withholding tax payments on Full Value Awards vesting and stock option exercises	—	(206)	—	—	—	(206)
Repurchases of common stock	—	—	(33,450)	—	—	(33,450)
Cash dividend on common stock ($0.74 per share)	—	—	—	(28,046)	—	(28,046)
Balance at June 30, 2024	$123	$335,641	$(302,455)	$1,325,139	$(29,227)	$1,329,221

The accompanying notes are an integral part of these consolidated financial statements.

MARKETAXESS HOLDINGS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2025	2024
	(In thousands)
Cash flows from operating activities
Net income	$86,245	$137,553
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	37,431	36,556
Amortization of operating lease right-of-use assets	3,626	3,238
Stock-based compensation expense	15,345	15,084
Deferred taxes	(706)	(2,461)
Foreign currency transaction losses	4,080	1,220
Other	(2,826)	509
Changes in operating assets and liabilities:
(Increase) in accounts receivable	(13,146)	(2,882)
(Increase)/decrease in receivables from broker-dealers, clearing organizations and customers	(159,675)	87,335
Decrease/(increase) in prepaid expenses and other assets	2,826	(260)
(Increase)/decrease in trading investments	(66)	155
(Increase) in mutual funds held in rabbi trust	(183)	(698)
(Decrease) in accrued employee compensation	(19,696)	(17,843)
Increase/(decrease) in payables to broker-dealers, clearing organizations and customers	99,968	(144,404)
Increase in securities sold, not yet purchased	—	9,167
Increase/(decrease) in income and other tax liabilities	91,406	(5,197)
(Decrease)/increase in accounts payable, accrued expenses and other liabilities	(6,913)	1,106
(Decrease) in operating lease liabilities	(4,373)	(4,278)
Net cash provided by operating activities	133,343	113,900
Cash flows from investing activities
Available-for-sale investments
Proceeds from maturities and sales	7,246	7,464
Purchases	(9,231)	(7,866)
Acquisition, net of cash acquired	(36,515)	—
Purchases of furniture, equipment and leasehold improvements	(3,136)	(8,892)
Capitalization of software development costs	(26,541)	(24,459)
Net cash (used in) investing activities	(68,177)	(33,753)
Cash flows from financing activities
Cash dividends on common stock	(57,705)	(57,296)
Exercise of stock options	—	1,977
Withholding tax payments on Full Value Awards vesting and stock option exercises	(9,846)	(15,099)
Repurchases of common stock	(74,764)	(43,597)
Proceeds from short-term borrowings	—	100,000
Repayments of short-term borrowings	—	(100,000)
Net cash (used in) financing activities	(142,315)	(114,015)
Effect of exchange rate changes on cash and cash equivalents	27,144	(3,674)
Cash and cash equivalents including restricted cash
Net decrease for the period	(50,005)	(37,542)
Beginning of period	700,459	611,672
End of period	$650,454	$574,130

The accompanying notes are an integral part of these consolidated financial statements.

MARKETAXESS HOLDINGS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

(Unaudited)

	Six Months Ended June 30,
	2025	2024
	(In thousands)
Supplemental cash flow information
Cash paid for income taxes	$9,852	$47,207
Cash paid for interest	342	857
Non-cash investing and financing activity
Operating lease right-of-use assets obtained in exchange for operating lease liabilities	407	760
Furniture, equipment, software and leasehold improvement additions included in accounts payable	664	485
Stock-based and accrued incentive compensation relating to capitalized software development costs	3,633	2,431
Exercise of stock options - cashless	—	1,735
Liabilities assumed in connection with acquisition of business:
Fair value of assets acquired	86,413	—
Cash paid for acquisition, net of cash and cash equivalents acquired	(36,515)	—
Non-cash consideration:		—
Fair value of previously held interest on acquisition date	(34,321)	—
Fair value of remaining noncontrolling interests on acquisition date	(13,755)	—
Liabilities assumed	$1,822	$—

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

The allowance for credit losses was $0.5 million and $1.0 million as of June 30, 2025 and December 31, 2024, respectively. The provision for bad debts and write-offs and other charges against the allowance for credit losses were immaterial for the three and six months ended June 30, 2025 and 2024, respectively.

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

The following table presents commission revenue by fee type:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(In thousands)
Commission revenue by fee type
Variable transaction fees
Disclosed trading	$98,088	$86,778	$193,543	$181,556
Open Trading – matched principal trading	47,319	42,439	90,371	90,619
U.S. government bonds - matched principal trading	5,329	4,147	9,858	7,859
Other	7,337	5,076	12,292	9,925
Total variable transaction fees	158,073	138,440	306,064	289,959
Distribution fees and unused minimum fees	33,697	33,239	67,049	66,593
Total commissions	$191,770	$171,679	$373,113	$356,552

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(In thousands)
Information services revenue by timing of recognition
Services transferred over time	$12,856	$12,103	$25,554	$23,977
Services transferred at a point in time	231	441	437	448
Total information services revenues	$13,087	$12,544	$25,991	$24,425

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(In thousands)
Post-trade services revenue by timing of recognition
Services transferred over time	$11,039	$10,358	$22,089	$20,898
Services transferred at a point in time	37	42	75	232
Total post-trade services revenues	$11,076	$10,400	$22,164	$21,130

Technology services – Technology services revenue primarily includes technology-related license fees, connectivity fees and revenue generated from telecommunications line charges to broker-dealer clients. Customers may be billed monthly or quarterly in arrears or in advance, and revenue is recognized in the period transactions are processed. Revenues billed in advance are deferred and recognized ratably over the contract period.

The following table presents technology services revenue by timing of recognition:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(In thousands)
Technology services revenue by timing of recognition
Services transferred over time	$3,289	$3,024	$6,351	$5,853
Services transferred at a point in time	240	13	419	18
Total technology services revenues	$3,529	$3,037	$6,770	$5,871

MARKETAXESS HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

Contract liabilities consist of deferred revenues that the Company records when cash payments are received or due in advance of services to be performed. Deferred revenues are included in accounts payable, accrued expenses and other liabilities on the Consolidated Statements of Financial Condition. The revenue recognized from contract liabilities and the remaining balance is shown below:

	December 31, 2024	Payments received in advance of services to be performed	Revenue recognized for services performed during the period	Foreign Currency Translation	June 30, 2025
	(In thousands)
Information services	$3,302	$7,045	$(7,343)	$—	$3,004
Post-trade services	1,286	13,349	(14,753)	118	—
Technology services	415	3,937	(4,034)	—	318
Total deferred revenue	$5,003	$24,331	$(26,130)	$118	$3,322

The majority of the Company’s information services and post-trade services contracts are short-term in nature with durations of one year or less. For contracts with original durations extending beyond one year, the aggregate amount of the transaction price allocated to remaining performance obligations was $40.4 million as of June 30, 2025. The Company expects to recognize revenue associated with the remaining performance obligations over the next 40 months.

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

3. Regulatory Capital Requirements

Certain of the Company’s U.S. subsidiaries are registered as broker-dealers and are subject to the applicable rules and regulations of the SEC, the Financial Industry Regulatory Authority (“FINRA”) and the Commodity Futures Trading Commission (“CFTC”). These rules contain minimum net capital requirements, as defined in the applicable regulations. Certain of the Company’s foreign subsidiaries are regulated by the Financial Conduct Authority (“FCA”) in the United Kingdom (“U.K.”) or other foreign regulators and must maintain financial resources, as defined in the applicable regulations, in excess of the applicable financial resources requirement. As of June 30, 2025, each of the Company’s subsidiaries that are subject to these regulations had net capital or financial resources in excess of their minimum requirements. As of June 30, 2025, the Company’s subsidiaries maintained aggregate net capital and financial resources that were $603.8 million in excess of the required levels of $42.4 million.

One of the Company’s U.S. broker-dealer subsidiaries is required to segregate funds in a special reserve bank account for the benefit of customers pursuant to Rule 15c3-3 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). As of June 30, 2025, this U.S. broker-dealer subsidiary had a balance of $47.9 million in its special reserve bank account. This U.S. broker-dealer subsidiary also maintained net capital that was $322.7 million in excess of the required level of $3.0 million.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

4. Fair Value Measurements

The following table summarizes the valuation of the Company’s assets and liabilities measured at fair value as categorized based on the hierarchy described in Note 2:

	Level 1	Level 2	Level 3	Total
	(In thousands)
As of June 30, 2025
Assets
Money market funds	$24,724	$—	$—	$24,724
Securities available-for-sale
Corporate debt	—	57,735	—	57,735
Trading securities
U.S. Treasuries	—	100,325	—	100,325
Mutual funds held in rabbi trust	—	11,289	—	11,289
Foreign currency forward position	—	1,704	—	1,704
Total assets	$24,724	$171,053	$—	$195,777

As of December 31, 2024
Assets
Money market funds	$55,473	$—	$—	$55,473
Securities available-for-sale
Corporate debt	—	55,108	—	55,108
Trading securities
U.S. Treasuries	—	99,045	—	99,045
Mutual funds held in rabbi trust	—	11,107	—	11,107
Total assets	$55,473	$165,260	$—	$220,733

Liabilities
Foreign currency forward position	—	936	—	936
Total liabilities	$—	$936	$—	$936

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

During each of the six months ended June 30, 2025 and 2024, there were no transfers of securities between Level 1, Level 2 and Level 3.

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

	Carrying Value	Fair Value	Level 1	Level 2	Level 3	Total
	(In thousands)
As of June 30, 2025
Financial assets not measured at fair value:
Cash	$438,113	$438,113	$438,113	$—	$—	$438,113
Cash segregated under federal regulations	47,930	47,930	47,930	—	—	47,930
Accounts receivable, net of allowance	113,242	113,242	—	113,242	—	113,242
Receivables from broker-dealers, clearing organizations and customers	559,120	559,120	139,515	419,605	—	559,120
Total	$1,158,405	$1,158,405	$625,558	$532,847	$—	$1,158,405

Financial liabilities not measured at fair value:
Payables to broker-dealers, clearing organizations and customers	$329,785	$329,785	$—	$329,785	$—	$329,785

As of December 31, 2024
Financial assets not measured at fair value:
Cash	$489,005	$489,005	$489,005	$—	$—	$489,005
Cash segregated under federal regulations	47,107	47,107	47,107	—	—	47,107
Accounts receivable, net of allowance	91,845	91,845	—	91,845	—	91,845
Receivables from broker-dealers, clearing organizations and customers	357,728	357,728	107,652	250,076	—	357,728
Total	$985,685	$985,685	$643,764	$341,921	$—	$985,685

Financial liabilities not measured at fair value:
Payables to broker-dealers, clearing organizations and customers	$218,845	$218,845	$—	$218,845	$—	$218,845

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

Realized and unrealized gains and losses on foreign currency forward contracts are included in other, net in the Consolidated Statements of Operations. The following table summarizes the realized and unrealized gains and losses on foreign currency forward contracts:

	As of
	June 30, 2025	December 31, 2024
	(In thousands)
Notional value	$66,925	$64,454
Fair value of notional	68,629	63,518
Fair value of the asset/(liability)	$1,704	$(936)

MARKETAXESS HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(In thousands)
Unrealized gain/(loss)	$(916)	$695	$2,640	$(1,402)
Realized gain/(loss)	4,783	(710)	3,090	613
Total gain/(loss)	$3,867	$(15)	$5,730	$(789)

The Company records cash collateral deposits with its counterparty bank in prepaid expenses and other assets on the Consolidated Statements of Financial Condition. As of June 30, 2025, the Company did not maintain a cash collateral deposit with its counterparty bank.

The following table summarizes the Company’s investments:

	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
	(In thousands)
As of June 30, 2025
Securities available-for-sale
Corporate debt	$57,572	$236	$(73)	$57,735
Trading securities
U.S. Treasuries	100,503	11	(189)	100,325
Mutual funds held in rabbi trust	9,817	1,476	(4)	11,289
Total investments	$167,892	$1,723	$(266)	$169,349

As of December 31, 2024
Securities available-for-sale
Corporate debt	$55,447	$88	$(427)	$55,108
Trading securities
U.S. Treasuries	100,484	86	(1,525)	99,045
Mutual funds held in rabbi trust	10,212	900	(5)	11,107
Total investments	$166,143	$1,074	$(1,957)	$165,260

Purchases of investments during the six months ended June 30, 2025 and 2024 were $34.3 million and $7.9 million, respectively. Proceeds from the sales and maturities of investments during the six months ended June 30, 2025 and 2024 were $32.2 million and $7.5 million, respectively.

MARKETAXESS HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

The following table summarizes the Company’s unrealized and realized gains and losses on investments:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(In thousands)
Unrealized gains/(losses)
Securities available-for-sale
Corporate debt	$195	$(18)	$502	$(91)
Trading securities
U.S. Treasuries	213	262	1,279	7
Mutual funds held in rabbi trust	1,070	671	577	1,345
Total investments	$1,478	$915	$2,358	$1,261

Liabilities:
Securities sold, not yet purchased	$—	$44	$—	$44

Realized gains/(losses)
Securities available-for-sale
Corporate debt	$—	$—	$—	$2
Trading securities
Mutual funds held in rabbi trust	47	(412)	94	(377)
Total investments	$47	$(412)	$94	$(375)

Unrealized gains and losses on securities available-for-sale are included in accumulated other comprehensive loss on the Consolidated Statements of Financial Condition. Realized gains and losses on securities available-for-sale and realized and unrealized gains and losses on trading securities are included in other, net on the Consolidated Statements of Operations.

The following table summarizes the fair value of the Company’s corporate debt and U.S. Treasury investments based upon the contractual maturities:

	Less than one year	Due in 1 - 5 years	Total
	(In thousands)
As of June 30, 2025
Securities available-for-sale
Corporate debt	$8,842	$48,893	$57,735
Trading securities
U.S. Treasuries	24,939	75,386	100,325
Total	$33,781	$124,279	$158,060

As of December 31, 2024
Securities available-for-sale
Corporate debt	$9,346	$45,762	$55,108
Trading securities
U.S. Treasuries	49,978	49,067	99,045
Total	$59,324	$94,829	$154,153

MARKETAXESS HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

The following table provides fair values and unrealized losses on the Company’s available-for-sale investments and the aging of securities’ continuous unrealized loss positions:

	Less than Twelve Months		Twelve Months or More		Total
	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses
	(In thousands)
As of June 30, 2025
Corporate debt	$24,476	$(73)	$—	$—	$24,476	$(73)

As of December 31, 2024
Corporate debt	$38,041	$(426)	$1,226	$(1)	$39,267	$(427)

During each of the three and six months ended June 30, 2025 and 2024, the Company did not recognize any credit losses on its available-for-sale securities. The unrealized losses on securities are due to changes in interest rates and market liquidity.

5. Receivables from and Payables to Broker-dealers, Clearing Organizations and Customers

Receivables from and payables to broker-dealers, clearing organizations and customers consisted of the following:

	As of
	June 30, 2025	December 31, 2024
Receivables from broker-dealers, clearing organizations and customers:	(In thousands)
Securities failed-to-deliver – broker-dealers and clearing organizations	$231,955	$109,307
Securities failed-to-deliver – customers	181,769	136,424
Cash deposits with clearing organizations and broker-dealers	139,515	107,652
Other	5,881	4,345
Total	$559,120	$357,728

Payables to broker-dealers, clearing organizations and customers:
Securities failed-to-receive – broker-dealers and clearing organizations	$242,148	$158,694
Securities failed-to-receive – customers	80,003	51,916
Other	7,634	8,235
Total	$329,785	$218,845

6. Acquisitions and Equity Investments

RFQ Hub Holdings LLC Acquisition

In May 2022, the Company acquired a minority ownership stake in RFQ–hub Holdings LLC (“RFQ-hub”), an entity formed with a consortium of market participants to support the growth of a multi-asset request for quote platform. In April 2024, the Company entered into a Unit Purchase Agreement with Virtu Financial Operating LLC and RFQ-hub to purchase a controlling stake of RFQ–hub (the “2025 RFQ-hub Acquisition”). The 2025 RFQ-hub Acquisition was completed on May 9, 2025 (the “Acquisition Date”).

Between May 2022 and the Acquisition Date, the Company possessed significant influence over RFQ–hub and accounted for its investment under the equity method of accounting. The Company’s investment was recorded at carrying value within prepaid expenses and other assets on the Consolidated Statements of Financial Condition and the Company’s proportionate share of RFQ–hub’s net earnings was recorded within equity in earnings of unconsolidated affiliate on the Consolidated Statements of Operations.

MARKETAXESS HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

Following the Acquisition Date, the Company holds a 90.3% controlling stake in RFQ-hub, subject to the call and put rights and incentive agreements described below under “−Redeemable Noncontrolling Interest.” The 2025 RFQ-hub Acquisition is being accounted for as a business combination under ASC 805, Business Combinations. The 2025 RFQ-hub Acquisition cash consideration totaled $38.1 million.

The Company has performed a preliminary valuation analysis of the fair market values of its previously-held interests in RFQ-hub and of the assets and liabilities of RFQ-hub and its wholly-owned subsidiaries. The final purchase price allocation will be determined when the Company has completed its evaluation of the valuation analysis. The final allocation could differ materially from the preliminary allocation and may include changes in (i) allocations to acquired intangible assets; (ii) goodwill; (iii) redeemable noncontrolling interest; and (iv) other assets and liabilities. The Company expects to finalize the valuation and complete the accounting for the business combination as soon as practicable, but no later than one year from the Acquisition Date. Measurement period adjustments, if any, will be recognized in the reporting period in which the adjustment amounts are determined.

The following table sets forth the components and the allocation of the purchase price for the business combination and summarizes the preliminary fair values of the assets acquired and liabilities assumed at the Acquisition Date:

Previously held interests in RFQ-hub:
Carrying value of previously held interest	$34,878
Fair value of previously held interest on Acquisition Date	34,321
Loss on remeasurement of previously held interest	(557)

Purchase price allocation:
Cash consideration at closing	$38,069
Fair value of previously held interest on Acquisition Date	34,321
Fair value of remaining noncontrolling interests on Acquisition Date	13,755
Total purchase price	86,145
Acquired cash	(1,554)
Purchase price, net of acquired cash	84,591
Intangible assets	(30,300)
Accounts receivable	(4,333)
Prepaid expenses and other assets	(2,466)
Accounts payable, accrued expenses and other liabilities	1,822
Goodwill	$49,314

RFQ-hub’s assets and liabilities were measured at estimated fair values on the Acquisition Date. Estimates of fair value represent management’s best estimate and require significant judgment about future events and uncertainties. Third-party valuation specialists were engaged to assist in the valuation of these assets and liabilities. The redeemable noncontrolling interests were valued using an option pricing model. The acquired developed technology and customer relationships intangible assets were valued using the relief-from-royalty method and multi-period excess earnings method, respectively. The fair values of the intangible assets acquired are as follows:

	Costs (in thousands)	Useful Lives
Developed technology	$16,900	5 years
Customer relationships	12,700	15 years
Tradename - finite life	700	10 years
Total	$30,300

The goodwill recognized in connection with the 2025 RFQ-hub Acquisition is primarily attributable to the acquisition of an assembled workforce and expected future technology and synergies from the integration of the operations of RFQ-hub into the Company's operations. Approximately $19.5 million of the goodwill recognized in connection with the 2025 RFQ-hub Acquisition is expected to be deductible for income tax purposes.

Pro forma financial information and current period results for the 2025 RFQ-hub Acquisition were not material to the Company’s consolidated financial statements and therefore have not been presented.

MARKETAXESS HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

Redeemable Noncontrolling Interest

The Second Amended and Restated Limited Liability Company Agreement of RFQ-Hub Holdings LLC (the “RFQ-hub LLC Agreement”) contains a call right under which the Company may, during certain pre-set periods, require the noncontrolling equity holders of RFQ-hub to sell their interest to the Company at the fair market value of RFQ-hub as determined at the time this right is exercised (the “Call Right”). The RFQ-hub LLC Agreement also contains a put right under which the noncontrolling equity holders may, during certain periods after expiration of the availability of the Call Right, require the Company to purchase their interests at the fair market value of RFQ-hub as determined at the time this right is exercised. The redeemable noncontrolling interest is classified as temporary equity on the Consolidated Statements of Financial Condition and is recorded at fair value.

In addition, pursuant to certain incentive agreements, the Company and the noncontrolling equity holders of RFQ-hub may earn additional equity interests in RFQ-hub based on certain performance metrics. The Company records expense for the additional equity interests earned by the noncontrolling equity holders based on the fair market value of these equity units as of the Acquisition Date. The expense recorded by the Company for the three months ended June 30, 2025 was $0.9 million and is included within other, net on the Consolidated Statements of Operations, with a corresponding increase to redeemable noncontrolling interest.

The following table is a summary of the changes in redeemable noncontrolling interest for the six months ended June 30, 2025:

(In thousands)
Balance at December 31, 2024	$—
Redeemable noncontrolling interests assumed through the 2025 RFQ-hub Acquisition	13,755
Net income attributable to noncontrolling interests	31
Issuance of noncontrolling interests	929
Balance at June 30, 2025	$14,715

7. Goodwill and Intangible Assets

Goodwill and intangible assets with indefinite lives were $286.0 million and $236.7 million as of June 30, 2025 and December 31, 2024, respectively. The following is a summary of changes in goodwill and intangible assets with indefinite lives for the six months ended June 30, 2025:

(In thousands)
Balance at December 31, 2024	$236,706
Goodwill from the 2025 RFQ-hub Acquisition	49,314
Balance at June 30, 2025	$286,020

Intangible assets that are subject to amortization, including the related accumulated amortization, are comprised of the following:

	June 30, 2025			December 31, 2024
	Cost	Accumulated amortization	Net carrying amount	Cost	Accumulated amortization	Net carrying amount
	(In thousands)
Customer relationships	$155,525	$(73,688)	$81,836	$138,089	$(64,698)	$73,391
Developed technology and other intangibles	58,730	(19,170)	$39,560	41,130	(16,443)	$24,687
Total	$214,255	$(92,858)	$121,397	$179,219	$(81,141)	$98,078

Amortization expense associated with identifiable intangible assets was $4.9 million and $5.0 million for the three months ended June 30, 2025 and 2024, respectively, and $9.2 million and $10.0 million for the six months ended June 30, 2025 and 2024, respectively. Annual estimated total amortization expense is $20.0 million, $19.7 million, $18.3 million, $16.8 million and $15.8 million for the years ended December 31, 2025 through 2029, respectively.

MARKETAXESS HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

8. Income Taxes

The Company’s provision for income taxes includes U.S. federal, state and local, and foreign taxes. The provision for income taxes was $26.2 million and $21.4 million for the three months ended June 30, 2025 and 2024, respectively, and $107.3 million and $45.5 million for the six months ended June 30, 2025 and 2024, respectively. The Company’s effective tax rate was 26.9% and 24.8% for the three months ended June 30, 2025 and 2024, respectively, and 55.4% and 24.9% for the six months ended June 30, 2025 and 2024, respectively. The Company’s effective tax rate can vary from period to period depending on the geographic mix of our earnings, changes in tax legislation and tax rates, changes in unrecognized tax benefits and the amount and timing of excess tax benefits related to stock-based payments, among other factors. The provision for income taxes includes provisions for unrecognized tax benefits of $2.5 million and $58.8 million for the three and six months ended June 30, 2025, respectively. As of June 30, 2025, the Company’s liability for unrecognized tax benefits was $58.8 million.

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

9. Stock-Based Compensation Plans

Equity Incentive Plan

The Company maintains the MarketAxess Holdings Inc. 2020 Equity Incentive Plan (the “2020 Plan”), which provides for the grant of restricted stock, restricted stock units, performance shares, performance stock units (collectively, “Full Value Awards”), stock options and other stock-based awards as incentives to encourage employees, consultants and non-employee directors to participate in the long-term success of the Company. As of June 30, 2025, there were 2,415,784 shares available for grant under the 2020 Plan.

Total stock-based compensation expense was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(In thousands)

Employees	$7,302	$7,929	$14,124	$14,822
Non-employee directors and consultants	1,128	399	2,002	804
Total stock-based compensation	$8,430	$8,328	$16,126	$15,626

The Company records stock-based compensation expense for employees in employee compensation and benefits and for non-employee directors and consultants in general and administrative expenses in the Consolidated Statements of Operations. Total stock-based compensation for employees includes $0.4 million and $0.3 million of capitalized software development costs for the three months ended June 30, 2025 and 2024, respectively, and $0.8 million and $0.5 million of capitalized software development costs for the six months ended June 30, 2025 and 2024, respectively.

During the six months ended June 30, 2025, the Company granted (i) 173,365 restricted stock units, (ii) 20,606 stock options and (iii) performance stock units with an expected pay-out at target of 35,549 shares of common stock. The fair values of the restricted stock units and performance stock units were based on a weighted-average fair value per unit at the grant date of $197.31 and $193.49, respectively. The weighted-average fair value for stock options of $67.20 per share was based on the Black-Scholes option pricing model.

As of June 30, 2025, the total unrecognized compensation cost related to all non-vested awards was $60.9 million. That cost is expected to be recognized over a weighted-average period of 2.1 years.

MARKETAXESS HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

Employee Stock Purchase Plan

The Company maintains the MarketAxess Holdings Inc. 2022 Employee Stock Purchase Plan (the “ESPP”). During the six months ended six months ended June 30, 2025, the Company issued 5,698 shares of common stock under the ESPP. As of June 30, 2025, there were 102,357 shares available for purchase under the ESPP.

10. Earnings Per Share

The following table sets forth basic and diluted weighted average shares outstanding used to compute earnings per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(In thousands, except per share amounts)
Basic weighted average shares outstanding	37,210	37,655	37,299	37,698
Dilutive effect of stock options and full value awards	88	34	78	42
Diluted weighted average shares outstanding	37,298	37,689	37,377	37,740

Basic earnings per share	$1.91	$1.72	$2.31	$3.65
Diluted earnings per share	1.91	1.72	2.31	3.64

Stock options and Full Value Awards totaling 152,256 shares and 445,089 shares for the three months ended June 30, 2025 and 2024, respectively, and 232,361 and 508,117 shares for the six months ended June 30, 2025 and 2024, respectively, were excluded from the computation of diluted earnings per share because their effect would have been antidilutive. The computation of diluted shares can vary among periods due, in part, to the change in the average price of the Company’s common stock.

11. Credit Agreements and Short-term Financing

Credit Agreement

On August 9, 2023, the Company entered into a three-year revolving credit facility (the “Credit Agreement”) provided by a syndicate of lenders and JPMorgan Chase Bank, N.A., as administrative agent, which provides aggregate commitments totaling $750.0 million, including a revolving credit facility, a $5.0 million letter of credit sub-limit for standby letters of credit and a $380.0 million sub-limit for swingline loans. The Credit Agreement will mature on August 9, 2026, with the Company’s option to request up to two additional 364-day extensions at the discretion of each lender and subject to customary conditions. Subject to satisfaction of certain specified conditions, the Company is permitted to upsize the Credit Agreement by up to $375.0 million in total. As of June 30, 2025, the Company had $0.1 million in letters of credit outstanding and $749.9 million in available borrowing capacity under the Credit Agreement.

Borrowings under the Credit Agreement will bear interest at a rate per annum equal to an alternate base rate or the adjusted term Secured Overnight Financing Rate (“SOFR”) rate, plus an applicable margin that varies with the Company’s consolidated total leverage ratio. The Credit Agreement requires that the Company satisfy certain covenants, including a requirement not to exceed a maximum consolidated total leverage ratio. The Company incurred no interest expense under the Credit Agreement for the three and six months ended June 30, 2025. The Company incurred $0.2 million of interest expense under the Credit Agreement for the three and six months ended June 30, 2024.

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

The Company incurred no interest expense on borrowings under such agreements during each of the three and six months ended June 30, 2025 and 2024. As of June 30, 2025, the Company had no borrowings outstanding and up to $500.0 million in available uncommitted borrowing capacity under such agreements.

MARKETAXESS HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

Short-term Financing

Under arrangements with their settlement banks, certain of the Company’s U.S. and U.K. operating subsidiaries may receive overnight financing in the form of bank overdrafts. The Company incurred interest expense on such overnight financing of $0.1 million and $0.5 million during the three months ended June 30, 2025 and 2024, respectively, and $0.3 million and $0.8 million during the six months ended June 30, 2025 and 2024, respectively. As of June 30, 2025, the Company had no overdrafts payable outstanding.

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

The following table presents the components of operating lease expense for the three and six months ended June 30, 2025 and 2024:

		Three Months Ended June 30,		Six Months Ended June 30,
Lease cost:	Classification	2025	2024	2025	2024
		(In thousands)
Operating lease cost - office space	Occupancy	$2,826	$2,750	$5,577	$5,504
Operating lease cost - equipment	Technology and communications	98	98	195	195
Variable lease costs	Occupancy	847	882	1,632	1,469
Total operating lease cost		$3,771	$3,730	$7,404	$7,168

Finance lease expense was $0.1 million for each of the three and six months ended June 30, 2025 and 2024.

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

The weighted average remaining lease term and weighted average discount rate are as follows:

	As of
Lease Term and Discount Rate	June 30, 2025	December 31, 2024
Weighted average remaining lease term (in years) - operating leases	8.4	8.8
Weighted average discount rate - operating leases	6.1%	6.1%
Weighted average remaining lease term (in years) - finance leases	0.3	0.8
Weighted average discount rate - finance leases	7.2%	7.2%

MARKETAXESS HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

The following table presents the maturity of lease liabilities as of June 30, 2025:

	Operating Leases	Finance Leases
	(In thousands)
Remainder of 2025	$6,551	$29
2026	12,518	—
2027	9,430	—
2028	8,727	—
2029	9,007	—
2030 and thereafter	42,238	—
Total lease payments	88,471	29
Less: imputed interest	19,241	1
Present value of lease liabilities	$69,230	$28

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

Other

The Company, through certain of its subsidiaries, executes securities transactions between its institutional investor and broker-dealer clients on a matched principal basis by serving as counterparty to both the buyer and the seller in trades. The Company’s operating subsidiaries settle such transactions pursuant to their self-clearing operations or through the use of third-party clearing brokers or settlement agents. Settlement typically occurs within one to two trading days after the trade date. Cash settlement of the transaction occurs upon receipt or delivery of the underlying instrument that was traded. Under both the self-clearing and the third-party clearing models, the Company may be exposed to credit risk in the event a counterparty does not fulfill its obligation to complete a transaction or if there is an error in executing a matched principal transaction. Pursuant to the terms of the securities clearing agreements, each third-party clearing broker has the right to charge the Company for any losses they suffer resulting from a counterparty’s failure on any of the Company’s trades. The Company did not record any liabilities or losses with regard to counterparty failures for the six months ended June 30, 2025 and 2024.

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

14. Share Repurchase Programs

In January 2022, the Board of Directors authorized a share repurchase program for up to $150.0 million (the “2022 Repurchase Program”). In August 2024, the Board of Directors authorized a share repurchase program for up to an additional $200.0 million (the “2024 Repurchase Program” and, together with the 2022 Repurchase Program, the “Repurchase Programs”). The Repurchase Programs do not have an expiration date. During the six months ended June 30, 2025, the Company repurchased 355,688 shares of common stock under the Repurchase Programs at a cost of $74.8 million. The 2022 Repurchase Plan was exhausted during the first quarter of 2025 and, as of June 30, 2025, the Company had $150.3 million of remaining capacity under the 2024 Repurchase Program. Shares repurchased under the Repurchase Programs will be held in treasury for future use.

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

For the three and six months ended June 30, 2025 and 2024, the U.K. was the only individual foreign country in which the Company had operations that accounted for 10.0% or more of total revenues or total long-lived assets. Revenues and long-lived assets are attributed to a geographic area based on the location of the client trading activity and receipt of services. Long-lived assets are defined as furniture, equipment, leasehold improvements and capitalized software. Revenues for the three and six months ended June 30, 2025 and 2024, and long-lived assets as of June 30, 2025 and December 31, 2024 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(In thousands)
Revenues
United States	$148,628	$137,391	$291,288	$282,666
United Kingdom	44,570	37,891	87,299	79,111
Other	26,264	22,378	49,451	46,201
Total	$219,462	$197,660	$428,038	$407,978

	As of
	June 30, 2025	December 31, 2024
	(In thousands)
Long-lived assets, as defined
United States	$95,994	$92,983
United Kingdom	11,582	12,683
Other	1,630	1,632
Total	$109,206	$107,298

MARKETAXESS HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

16. Cash and Cash Equivalents and Restricted Cash

The following table provides a reconciliation of cash and cash equivalents together with restricted or segregated cash as reported within the Consolidated Statements of Financial Condition to the sum of the same such amounts shown in the Consolidated Statements of Cash Flows:

		As of
	Statement of Financial Condition Location	June 30, 2025	December 31, 2024
		(In thousands)
Cash and cash equivalents	Cash and cash equivalents	$462,837	$544,478
Cash segregated for regulatory purposes	Cash segregated under federal regulations	47,930	47,107
Restricted cash deposits with clearing organizations and broker-dealers	Receivables from broker-dealers, clearing organizations and customers	139,515	107,652
Other cash deposits	Prepaid expenses and other assets	172	1,222
Total		$650,454	$700,459

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

We provide automated and algorithmic trading solutions that we believe help our clients make faster, better-informed decisions on when and how to trade on our platforms. We also provide a number of integrated and actionable data offerings to assist clients with real-time pricing and trading decisions and transaction cost analysis. Our AI-driven technology, such as CP+, our real-time pricing engine, is a critical data input and pricing source for multiple MarketAxess trading protocols and solutions, including Auto-X™ and portfolio trading. Further, through our acquisition of Pragma, we are increasing our capabilities and efficiency across our technology stack. We also offer a range of post-trade services, including post-trade matching, trade publication, regulatory transaction reporting and market and reference data, across fixed-income and other products.

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

In the first half of 2025, the market backdrop for the Company showed strong increases in estimated U.S. credit market volumes, with U.S. high-grade and U.S. high-yield market average daily volume up 12.3% and 23.9%, respectively, compared to the prior year. However, despite an increase in volatility during March and April, credit spreads and credit spread volatility remained at relatively low levels throughout much of the first half of 2025. With regard to the international products traded on our platforms, estimated market volumes of emerging markets and eurobonds increased significantly compared to the prior year.

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

On July 4, 2025, the One Big Beautiful Bill Act (the “OBBBA”) was enacted into law in the United States. The OBBBA made significant changes to existing U.S. federal and international tax provisions. The most impactful provisions to our business include the immediate expensing of domestic U.S. research. The OBBBA may have various impacts which are complicated by their different effective dates and many elections available in the OBBBA, as well as uncertainties around U.S. states’ reactions to these federal tax law changes. We are currently evaluating the impact of these provisions on our overall tax positions, including their effect on our current and deferred tax assets and liabilities, effective tax rate and cash tax obligations. The OBBBA does not impact our financial statements for the three and six month periods ended June 30, 2025.

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

Regulatory Environment

Our business is subject to extensive regulations in the United States and internationally, which may expose us to significant regulatory risk and cause us to incur additional expense. The existing legal framework that governs the financial markets is periodically reviewed and amended, resulting in the enactment and enforcement of new laws and regulations that apply to our business. The SEC recently adopted final rules regarding the central clearing of certain secondary market transactions involving U.S. Treasury securities, which are currently set to become effective for certain cash market transactions on December 31, 2026. Once effective, this central clearing mandate will impact certain of our participants who do not centrally clear such trades today, and some of our investor clients have expressed concerns about using platforms that will require the clearing of any resultant trades executed on such platforms. While we expect this change will increase our own platform efficiency, it is still unknown at this time the full impact of this change, and what effect it will have, whether positive or negative, on our industry, our clients or us. In addition, following the change in U.S. presidential administrations in January 2025, the SEC withdrew multiple rule proposals, including those relating to the expansion of Regulation ATS and Regulation SCI. It remains unknown to what extent new legislation will be passed into law or whether other pending or new regulatory proposals will be adopted, abandoned or modified, or what effect such passage, adoption, abandonment or modification will have, whether positive or negative, on our industry, our clients or us.

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

Technology Environment

We must continue to enhance and improve our electronic trading platforms. The markets in which we compete are characterized by increasingly complex protocols, systems, technology and infrastructure requirements that require us to devote substantial resources to modify and adapt our services. Our future success will depend on our ability to enhance our existing products and services, develop and/or license new products and technologies that address the increasingly sophisticated and varied needs of our existing and prospective broker-dealer and institutional investor clients and respond to technological advances and emerging industry and regulatory standards and practices, including cloud and AI technologies, on a cost-effective and timely basis. For example, in the first half of 2025, we continued our roll-out of Targeted RFQ, which highlights our AI-driven dealer selection tool, a machine learning model that predicts which counterparties are most likely to provide competitive pricing for high-touch workflows. We have also recently expanded our global Mid-X offering, a sessions-based mid-point matching tool for broker-dealers, to emerging market bonds. In addition, as the overall share of electronic trading grows in global credit products, we are experiencing continued demand for, and growth in, our automated and algorithmic trading solutions. We also support a large and growing base of dealer market making algorithms. We plan to continue to focus on technology infrastructure and automation initiatives to support more efficient trade execution by our clients.

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

As further described under “— Critical Factors Affecting our Industry and our Company — Economic, Political and Market Factors,” “— Results of Operations — Three Months Ended June 30, 2025 Compared to Three Months Ended June 30, 2024,” and “— Results of Operations — Six Months Ended June 30, 2025 Compared to Six Months Ended June 30, 2024,” our trading volumes increased and our average variable transaction fee per million decreased compared to the three and six months ended June 30, 2024.

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

Other Commissions. Other commissions include equities and foreign exchange commissions for algorithmic trading services and derivative and exchange-traded-fund (“ETF”) commissions earned by RFQ-hub. Commissions for equities, foreign exchange, derivatives and ETFs are volume-tiered and consist of variable transaction fees that are billed monthly.

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

Technology Services

Technology services include technology-related license fees, connectivity fees and revenue generated from telecommunications line charges to broker-dealer clients.

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

In 2023, 2024 and 2025, the PSUs were granted to the executive officers and certain senior managers. Each PSU is earned or forfeited based on our level of achievement of certain predetermined metrics, including pre-tax adjusted operating margin, U.S. credit market share and revenue growth excluding U.S. credit. The vested share payout ranges from zero to 200% of the PSU target. The number of PSUs that vest, if any, is determined by the level of achievement of the performance metrics during the three-year performance periods, as certified by the Compensation and Talent Committee following the conclusion of the performance period. In addition, participants must provide continued service through the vesting date, subject to death, disability and qualified retirement exceptions, as applicable. Compensation expense for the PSUs is measured using the fair value of our stock at the grant date and estimates of future performance and actual share payouts. Each period, we make estimates of the current expected share payouts and adjust the life-to-date compensation expense recognized since the grant date. As of June 30, 2025, a 10.0% change in the expected final share payouts would increase or decrease the life-to-date compensation expense by $1.4 million. The estimated final share payouts for the 2022 and 2023 awards as of June 30, 2025 decreased 23.2% compared to December 31, 2024. See Note 9 for a discussion of the Company’s stock-based compensation expense.

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

Results of Operations

Three Months Ended June 30, 2025 Compared to Three Months Ended June 30, 2024

The following table summarizes our financial results for the three months ended June 30, 2025 and 2024:

	Three Months Ended June 30,
	2025	2024	$ Change	% Change
	($ in thousands, except per share amounts)
Revenues	$219,462	$197,660	$21,802	11.0%
Expenses	127,598	116,321	11,277	9.7
Operating income	91,864	81,339	10,525	12.9
Other income (expense)	5,552	4,998	554	11.1
Income before income taxes	97,416	86,337	11,079	12.8
Provision for income taxes	26,236	21,399	4,837	22.6
Net income	$71,180	$64,938	$6,242	9.6%
Less: income attributable to redeemable noncontrolling interest	(31)	—	(31)	NM
Net income available for common stockholders	$71,149	$64,938	$6,211	9.6

Net income per common share – Diluted	$1.91	$1.72	$0.19	11.0%
NM - not meaningful

Changes in average foreign currency exchange rates compared to the U.S. dollar had the effect of increasing revenues and expenses by $2.1 million and $1.7 million for the three months ended June 30, 2025 compared to the three months ended June 30, 2024.

Revenues

Our revenues for the three months ended June 30, 2025 and 2024, and the resulting dollar and percentage changes, were as follows:

	Three Months Ended June 30,
	2025		2024
	($ in thousands)
		% of Revenues		% of Revenues	$ Change	% Change
Commissions	$191,770	87.4%	$171,679	86.9%	$20,091	11.7%
Information services	13,087	6.0	12,544	6.3	543	4.3
Post-trade services	11,076	5.0	10,400	5.3	676	6.5
Technology services	3,529	1.6	3,037	1.5	492	16.2
Total revenues	$219,462	100.0%	$197,660	100.0%	$21,802	11.0%

Commissions. Our commission revenues for the three months ended June 30, 2025 and 2024, and the resulting dollar and percentage changes, were as follows:

	Three Months Ended June 30,
	2025	2024	$ Change	% Change
	($ in thousands)
Variable transaction fees
Credit	$142,977	$127,645	$15,332	12.0%
Rates	8,035	5,719	2,316	40.5
Other	7,061	5,076	1,985	39.1
Total variable transaction fees	158,073	138,440	19,633	14.2

Fixed distribution fees
Credit	33,616	33,177	439	1.3
Rates	81	62	19	30.6
Total fixed distribution fees	33,697	33,239	458	1.4
Total commissions	$191,770	$171,679	$20,091	11.7%

Credit variable transaction fees increased by $15.3 million, driven by a 20.2% increase in trading volume offset by a 6.8% decrease in total credit average variable transaction fee per million. Rates variable transaction fees increased by $2.3 million, driven principally by a 55.2% increase in trading volumes, partially offset by a 9.4% decrease in average variable transaction fee per million. Other variable transaction fees include equities and foreign exchange commissions and, beginning in May 2025, derivative and ETF commissions earned by RFQ-hub.

Our trading volumes for the three months ended June 30, 2025 and 2024 were as follows:

	Three Months Ended June 30,
	2025	2024	$ Change	% Change
	($ in millions)
Trading volume data
Credit
High-grade	$481,090	$405,440	$75,650	18.7%
High-yield	104,897	84,248	20,649	24.5
Emerging markets	249,091	210,205	38,886	18.5
Eurobonds	160,873	128,266	32,607	25.4
Other credit	39,965	33,376	6,589	19.7
Total credit	1,035,916	861,535	174,381	20.2

Rates
U.S. government bonds	1,906,892	1,236,917	669,975	54.2
Agency and other government bonds	87,625	48,506	39,119	80.6
Total rates	1,994,517	1,285,423	709,094	55.2

Total trading volume	$3,030,433	$2,146,958	$883,475	41.2%

Number of U.S. Trading Days	62	63
Number of U.K. Trading Days	60	61

For volume reporting purposes, transactions in foreign currencies are converted to U.S. dollars at average monthly rates.

The 18.7% increase in our U.S. high-grade volume was principally due to an increase in estimated market volumes and an increase in our estimated market share. Estimated U.S. high-grade market volume as reported by the FINRA Trade Reporting and Compliance Engine (“TRACE”) increased by 14.7% to $2.5 trillion for the three months ended June 30, 2025 compared to the three months ended June 30, 2024. Our estimated market share of total U.S. high-grade corporate bond volume increased to 19.4% for the three months ended June 30, 2025 from 18.7% for the three months ended June 30, 2024. U.S. high-yield volume increased by 24.5% primarily due to an increase in estimated market volumes offset by a decrease in our estimated market share. Our estimated market share of total U.S. high-yield corporate bond volume decreased to 12.7% for the three months ended June 30, 2025 from 13.5% for the three months ended June 30, 2024.

Emerging markets and Eurobond volumes increased by 18.5% and 25.4%, respectively. Other credit volumes increased 19.7%, mainly due to an increase in estimated municipal bond market volumes. Rates trading volume increased 55.2%, primarily due to an increase in estimated market volumes, offset by a decrease in our estimated market share.

Our average variable transaction fee per million for the three months ended June 30, 2025 and 2024 was as follows:

	Three Months Ended June 30,
	2025	2024	$ Change	% Change
Average variable transaction fee per million
Credit	$138.02	$148.16	$(10.14)	(6.8)%
Rates	4.03	4.45	(0.42)	(9.4)

Credit average variable transaction fee per million decreased by 6.8% to $138.02 per million for the three months ended June 30, 2025, mainly due to protocol mix-shift reflecting increased portfolio trading.

Information Services. Information services revenue increased by $0.5 million for the three months ended June 30, 2025 due to positive impact of foreign currency fluctuations of $0.4 million and net new contract revenue of $0.1 million

Post-Trade Services. Post-trade services revenue increased by $0.7 million for the three months ended June 30, 2025 due to positive impact of foreign currency fluctuations of $0.6 million and net new contract revenue of $0.1 million.

Technology Services. Technology services revenue increased by $0.5 million for the three months ended June 30, 2025 due to higher license and connectivity fees.

Expenses

The following table summarizes our expenses for the three months ended June 30, 2025 and 2024:

	Three Months Ended June 30,
	2025	2024	$ Change	% Change
	($ in thousands)
Expenses
Employee compensation and benefits	$65,237	$56,790	$8,447	14.9%
Depreciation and amortization	19,195	18,356	839	4.6
Technology and communications	19,421	17,771	1,650	9.3
Professional and consulting fees	7,190	7,669	(479)	(6.2)
Occupancy	3,753	3,714	39	1.1
Marketing and advertising	2,952	3,010	(58)	(1.9)
Clearing costs	4,447	4,122	325	7.9
General and administrative	5,403	4,889	514	10.5
Total expenses	$127,598	$116,321	$11,277	9.7%

Employee compensation and benefits increased by $8.4 million primarily due to higher severance costs of $4.0 million related to changes in the Company’s management structure.

Technology and communications expenses increased by $1.7 million primarily due to higher software service costs.

General and administrative expenses increased by $0.5 million, primarily due to higher subscription costs.

Other Income (Expense)

Our other income (expense) for the three months ended June 30, 2025 and 2024, and the resulting dollar and percentage changes, were as follows:

	Three Months Ended June 30,
	2025	2024	$ Change	% Change
	($ in thousands)
Interest income	$5,930	$6,401	$(471)	(7.4)%
Interest expense	(139)	(621)	482	(77.6)
Equity in earnings of unconsolidated affiliate	168	354	(186)	(52.5)
Other, net	(407)	(1,136)	729	NM
Total other income (expense)	$5,552	$4,998	$554	11.1%
NM - not meaningful

Interest income decreased by $0.5 million, driven by lower cash balances.

Interest expense decreased by $0.5 million due to lower financing charges incurred under our short-term borrowing arrangements.

Other, net increased by $0.7 million primarily driven by the impact of net foreign currency transaction gains in the current period compared to losses in the prior period of $2.2 million offset by expense reflecting an increase to redeemable noncontrolling interest related to the 2025 RFQ-hub Acquisition of $0.9 million and a charge associated with the 2025 RFQ-hub Acquisition of $0.6 million.

Provision for Income Taxes

The provision for income taxes and effective tax rate for the three months ended June 30, 2025 and 2024 were as follows:

	Three Months Ended June 30,
	2025	2024	$ Change	% Change
	($ in thousands)
Provision for income taxes	$26,236	$21,399	$4,837	22.6%

Effective tax rate	26.9%	24.8%

Our consolidated effective tax rate can vary from period to period depending on the geographic mix of our earnings, provisions for unrecognized tax benefits, changes in tax legislation and tax rates and the amount and timing of excess tax benefits or detriments related to share-based payments, among other factors. The increase in the effective tax rate for the three months ended June 30, 2025 is due to current period accruals related to the reserve for unrecognized tax benefits established in the first quarter of 2025.

Six Months Ended June 30, 2025 Compared to Six Months Ended June 30, 2024

The following table summarizes our financial results for the Six Months Ended June 30, 2025 and 2024:

	Six Months Ended June 30,
	2025	2024	$ Change	% Change
	($ in thousands, except per share amounts)
Revenues	$428,038	$407,978	$20,060	4.9%
Expenses	247,792	234,139	13,653	5.8
Operating income	180,246	173,839	6,407	3.7
Other income (expense)	13,324	9,215	4,109	44.6
Income before income taxes	193,570	183,054	10,516	5.7
Provision for income taxes	107,325	45,501	61,824	135.9
Net income	$86,245	$137,553	$(51,308)	(37.3)%
Less: income attributable to redeemable noncontrolling interest	(31)	—	(31)	NM
Net income available for common stockholders	$86,214	$137,553	$(51,339)	(37.3)

Net income per common share – Diluted	$2.31	$3.64	$(1.33)	(36.5)%

Changes in average foreign currency exchange rates compared to the U.S. dollar had the effect of increasing revenues and expenses by $1.8 million and $1.4 million for the six months ended June 30, 2025 compared to the six months ended June 30, 2024.

Revenues

Our revenues for the six months ended June 30, 2025 and 2024, and the resulting dollar and percentage changes, were as follows:

	Six Months Ended June 30,
	2025		2024
	($ in thousands)
		% of Revenues		% of Revenues	$ Change	% Change
Commissions	$373,113	87.2%	$356,552	87.4%	$16,561	4.6%
Information services	25,991	6.1	24,425	6.0	1,566	6.4
Post-trade services	22,164	5.2	21,130	5.2	1,034	4.9
Technology services	6,770	1.5	5,871	1.4	899	15.3
Total revenues	$428,038	100.0%	$407,978	100.0%	20,060	4.9%

Commissions. Our commission revenues for the six months ended June 30, 2025 and 2024, and the resulting dollar and percentage changes, were as follows:

	Six Months Ended June 30,
	2025	2024	$ Change	% Change
	($ in thousands)
Variable transaction fees
Credit	$278,817	$269,149	$9,668	3.6%
Rates	14,954	10,885	4,069	37.4
Other	12,293	9,925	2,368	23.9
Total variable transaction fees	306,064	289,959	16,105	5.6

Fixed distribution fees
Credit	66,881	66,465	416	0.6
Rates	168	128	40	31.3
Total fixed distribution fees	67,049	66,593	456	0.7
Total commissions	$373,113	$356,552	$16,561	4.6%

Credit variable transaction fees increased by $9.7 million, driven by a 13.1% increase in trading volume offset by a decrease of 8.4% in total credit average variable transaction fee per million. Rates variable transaction fees increased by $4.1 million, driven principally by a 54.2% increase in trading volumes, partially offset by a 10.8% decrease in average variable transaction fee per million. Other variable transaction fees include equities and foreign exchange commissions and, beginning in May 2025, derivative and ETF commissions earned by RFQ-hub.

Our trading volumes for the six months ended June 30, 2025 and 2024 were as follows:

	Six Months Ended June 30,
	2025	2024	$ Change	% Change
	($ in millions)
Trading volume data
Credit
High-grade	$942,398	$861,438	$80,960	9.4%
High-yield	194,894	169,627	25,267	14.9
Emerging markets	489,376	431,632	57,744	13.4
Eurobonds	308,790	257,115	51,675	20.1
Other credit	76,447	59,705	16,742	28.0
Total credit	2,011,905	1,779,517	232,388	13.1

Rates
U.S. government bonds	3,488,973	2,282,713	1,206,260	52.8
Agency and other government bonds	153,450	80,132	73,318	91.5
Total rates	3,642,423	2,362,845	1,279,578	54.2

Total trading volume	$5,654,328	$4,142,362	$1,511,966	36.5%

Number of U.S. Trading Days	123	124
Number of U.K. Trading Days	123	124

For volume reporting purposes, transactions in foreign currencies are converted to U.S. dollars at average monthly rates.

The 9.4% increase in our U.S. high-grade volume was principally due to an increase in estimated market volumes offset by a decrease in our estimated market share. Estimated U.S. high-grade market volume as reported by TRACE increased by 11.4% to $5.0 trillion for the six months ended June 30, 2025 compared to the six months ended June 30, 2024. Our estimated market share of total U.S. high-grade corporate bond volume decreased to 18.7% for the six months ended June 30, 2025 from 19.1% for the six months ended June 30, 2024. U.S. high-yield volume increased by 14.9% primarily due to an increase in estimated market volumes offset by a decrease in our estimated market share. Our estimated market share of total U.S. high-yield corporate bond volume decreased to 12.3% for the six months ended June 30, 2025 from 13.2% for the six months ended June 30, 2024.

Emerging markets and Eurobond volumes increased by 13.4% and 20.1%, respectively. Other credit volumes increased 28.0%, mainly due to an increase in estimated municipal bond market volumes. Rates trading volume increased 54.2%, primarily due to an increase in estimated market volumes.

Our average variable transaction fee per million for the six months ended June 30, 2025 and 2024 was as follows:

	Six Months Ended June 30,
	2025	2024	$ Change	% Change
Average variable transaction fee per million
Credit	$138.58	$151.25	$(12.67)	(8.4)%
Rates	4.11	4.61	(0.50)	(10.8)

Credit average variable transaction fee per million decreased by 8.4% to 138.58 per million for the six months ended June 30, 2025, mainly due to protocol mix-shift reflecting increased portfolio trading.

Information Services. Information services revenue increased by $1.6 million for the six months ended June 30, 2025 due to net new contract revenue of $1.1 million and the positive impact of foreign currency fluctuations of $0.4 million.

Post-Trade Services. Post-trade services revenue increased by $1.0 million for the six months ended June 30, 2025 due to net new contract revenue of $0.6 million and the positive impact of foreign currency fluctuations of $0.4 million.

Technology Services. Technology services revenue increased by $0.9 million for the six months ended June 30, 2025 due to higher license and connectivity fees.

Expenses

The following table summarizes our expenses for the six months ended June 30, 2025 and 2024:

	Six Months Ended June 30,
	2025	2024	$ Change	% Change
	($ in thousands)
Expenses
Employee compensation and benefits	$127,153	$118,054	$9,099	7.7%
Depreciation and amortization	37,431	36,556	875	2.4
Technology and communications	37,469	34,822	2,647	7.6
Professional and consulting fees	13,600	14,064	(464)	(3.3)
Occupancy	7,375	7,139	236	3.3
Marketing and advertising	5,013	4,843	170	3.5
Clearing costs	8,632	9,033	(401)	(4.4)
General and administrative	11,119	9,628	1,491	15.5
Total expenses	$247,792	$234,139	$13,653	5.8%

Employee compensation and benefits increased by $9.1 million primarily due to higher severance costs of $4.0 million related to changes in the Company’s management structure.

Technology and communications expenses increased by $2.6 million primarily due to higher cloud hosting and software service costs.

General and administrative expenses increased by $1.4 million, primarily due to higher subscription costs.

Other Income (Expense)

Our other income (expense) for the six months ended June 30, 2025 and 2024, and the resulting dollar and percentage changes, were as follows:

	Six Months Ended June 30,
	2025	2024	$ Change	% Change
	($ in thousands)
Interest income	$13,099	$12,374	$725	5.9%
Interest expense	(352)	(937)	585	(62.4)
Equity in earnings of unconsolidated affiliate	457	724	(267)	(36.9)
Other, net	120	(2,946)	3,066	NM
Total other income (expense)	$13,324	$9,215	$4,109	44.6%
NM - not meaningful

Interest income increased by $0.7 million, driven by higher investment balances compared to the prior period.

Interest expense decreased by $0.6 million due to lower financing charges incurred under our short-term borrowing arrangements.

Other, net increased by $3.1 million primarily driven by the impact of net foreign currency transaction gains in the current period compared to losses in the prior period of $3.0 million and higher unrealized gains of $1.3 million on our U.S. Treasury investments in the current period, offset by expense reflecting an increase to redeemable noncontrolling interest related to the 2025 RFQ-hub Acquisition of $0.9 million and a charge associated with the 2025 RFQ-hub acquisition of $0.6 million.

Provision for Income Taxes

The provision for income taxes and effective tax rate for the six months ended June 30, 2025 and 2024 were as follows:

	Six Months Ended June 30,
	2025	2024	$ Change	% Change
	($ in thousands)
Provision for income taxes	$107,325	$45,501	$61,824	135.9%

Effective tax rate	55.4%	24.9%

Our consolidated effective tax rate can vary from period to period depending on the geographic mix of our earnings, provisions for unrecognized tax benefits, changes in tax legislation and tax rates and the amount and timing of excess tax benefits or detriments related to share-based payments, among other factors. The increase in the effective tax rate for the six months ended June 30, 2025 is due to the reserve for unrecognized tax benefits established during the first quarter of 2025.

Liquidity and Capital Resources

During the six months ended June 30, 2025, we have met our funding requirements through cash on hand, internally generated funds and short-term borrowings. Cash and cash equivalents and corporate bond and U.S. Treasury investments totaled $620.9 million as of June 30, 2025. Our investments generally consist of investment-grade corporate bonds and U.S. Treasury securities. We limit the amounts that can be invested in any single issuer and invest in short- to intermediate-term instruments whose fair values are less sensitive to interest rate changes.

In August 2023, we entered into the Credit Agreement, which provides aggregate commitments totaling $750.0 million, including a revolving credit facility, a $5.0 million letter of credit sub-limit for standby letters of credit and a $380.0 million sub-limit for swingline loans. The Credit Agreement will mature on August 9, 2026, with our option to request up to two additional 364-day extensions at the discretion of each lender and subject to customary conditions. As of June 30, 2025, we had $0.1 million in letters of credit outstanding and $749.9 million in available borrowing capacity under the Credit Agreement. Borrowings under the Credit Agreement will bear interest at a rate per annum equal to an alternate base rate or the adjusted term SOFR rate, plus an applicable margin that varies with our consolidated total leverage ratio. The Credit Agreement requires that we satisfy certain covenants, including a requirement to not exceed a maximum consolidated total leverage ratio. We were in compliance with all applicable covenants at June 30, 2025. See Note 11 to the Consolidated Financial Statements for a discussion of the Credit Agreement.

In connection with their self-clearing operations, certain of our operating subsidiaries maintain agreements with a settlement bank to allow the subsidiaries to borrow an aggregate of up to $500.0 million on an uncommitted basis, collateralized by eligible securities pledged by the subsidiaries to the settlement bank, subject to certain haircuts. Borrowings under these agreements will bear interest at a base rate per annum equal to the higher of the upper range of the Federal Funds Rate, 0.25% or one-month SOFR, plus 1.00%. As of June 30, 2025, the subsidiaries had no borrowings outstanding and up to $500.0 million in available uncommitted borrowing capacity under such agreements. See Note 11 to the Consolidated Financial Statements for a discussion of these agreements.

Under arrangements with their settlement banks, certain of our operating subsidiaries may receive overnight financing in the form of bank overdrafts. As of June 30, 2025, we had no overdrafts payable outstanding.

As a result of our self-clearing and settlement activities, we are required to finance certain transactions, maintain deposits with various clearing organizations and clearing broker-dealers and maintain a special reserve bank account for the benefit of customers pursuant to Rule 15c3-3 of the Exchange Act. As of June 30, 2025, the aggregate amount of the positions financed, restricted cash deposits and customer reserve balances associated with our self-clearing and settlement activities was $278.8 million. These requirements can fluctuate based on trading activity, market volatility or other factors which may impact our liquidity or require us to use our capital resources.

Cash Flows for the Six Months Ended June 30, 2025 Compared to the Six Months Ended June 30, 2024

Our cash flows were as follows:

	Six Months Ended June 30,
	2025	2024	$ Change	% Change
	($ in thousands)
Net cash provided by operating activities	$133,343	$113,900	$19,443	17.1%
Net cash (used in) investing activities	(68,177)	(33,753)	(34,424)	102.0
Net cash (used in) financing activities	(142,315)	(114,015)	(28,300)	24.8
Effect of exchange rate changes on cash and cash equivalents	27,144	(3,674)	30,818	NM
Net decrease for the period	$(50,005)	$(37,542)	$(12,463)	33.2%
NM - not meaningful

Cash flows from operating activities consist primarily of net income adjusted for non-cash items that primarily include depreciation and amortization, stock-based compensation expense, deferred tax expense and changes in receivables and payables on the consolidated statement of financial condition. The $19.4 million increase in net cash provided by operating activities was primarily due to favorable changes in income and other tax liabilities, offset by lower net income and unfavorable changes in accounts receivable and accounts payable, accrued expenses and other liabilities.

The $34.4 million increase in net cash used in investing activities was primarily due to net cash outflows for the 2025 RFQ-hub Acquisition.

The $28.3 million increase in net cash used in financing activities was principally due to higher repurchases of common stock and lower exercises of stock options, offset by lower withholding tax payments on the vesting of Full Value Awards.

The $30.8 million change in the effect of exchange rate changes on cash and cash equivalents was due to changes in the cumulative translation adjustment, principally driven by the strengthening of the British Pound and Euro versus the U.S. Dollar in the current period.

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

Certain of our U.S. subsidiaries are registered as broker-dealers and are subject to the applicable rules and regulations of the SEC, FINRA and the CFTC. These rules contain minimum net capital requirements, as defined in the applicable regulations. Certain of our foreign subsidiaries are regulated by the FCA in the U.K. or other foreign regulators and must maintain financial resources, as defined in the applicable regulations, in excess of the applicable financial resources requirement. As of June 30, 2025, each of our subsidiaries that are subject to these regulations had net capital or financial resources in excess of their minimum requirements. As of June 30, 2025, our subsidiaries maintained aggregate net capital and financial resources that were $603.8 million in excess of the required levels of $42.4 million.

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

We execute securities transactions between our institutional investor and broker-dealer clients on a matched principal basis by serving as counterparty to both the buyer and the seller in trades. Our operating subsidiaries settle such transactions using their self-clearing operations or through the use of third-party clearing brokers or settlement agents. Settlement typically occurs within one to two trading days after the trade date. Cash settlement of the transaction occurs upon receipt or delivery of the underlying instrument that was traded. Under both the self-clearing and the third-party clearing models, we may be exposed to credit risk in the event a counterparty does not fulfill its obligation to complete a transaction or if there is an error in executing a matched principal transaction. Pursuant to the terms of the securities clearing agreements, each third-party clearing broker has the right to charge us for any losses they suffer resulting from a counterparty’s failure on any of our trades. We did not record any liabilities or losses with regard to counterparty failures for the six months ended June 30, 2025 and 2024. Substantially all of our open securities failed-to-deliver and securities failed-to-receive transactions as of June 30, 2025 have subsequently settled at the contractual amounts.

In the normal course of business, we enter into contracts that contain a variety of representations, warranties and indemnification provisions. Our maximum exposure from any claims under these arrangements is unknown, as this would involve claims that have not yet occurred.

We have leases for corporate offices and equipment with initial lease terms ranging from one year to 15 years. We have total future contractual rent payments on these leases of $88.5 million, with $12.9 million due within the next 12 months and $75.6 million due beyond 12 months.

We enter into foreign currency forward contracts to economically hedge our exposure to variability in certain foreign currency transaction gains and losses. As of June 30, 2025, the notional value of our foreign currency forward contract outstanding was $66.9 million and the fair value of the asset was $1.7 million.

In January 2022, our Board of Directors authorized the 2022 Repurchase Program for up to $150.0 million. In August 2024, our Board of Directors authorized the 2024 Repurchase Program for up to an additional $200.0 million. The 2022 Repurchase Plan was exhausted during the first quarter of 2025 and, as of June 30, 2025, we had $150.3 million of remaining capacity under the 2024 Repurchase Program. As of July 31, 2025, we had $145.0 million of remaining capacity under the 2024 Repurchase Program. Shares repurchased under the Repurchase Programs will be held in treasury for future use.

In July 2025, our Board of Directors approved a quarterly cash dividend of $0.76 per share payable on September 3, 2025 to stockholders of record as of the close of business on August 20, 2025. Any future declaration and payment of dividends will be at the sole discretion of our Board of Directors.

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

The table set forth below presents a reconciliation of our total expenses to total expenses, excluding notable items, other income (expense) to other income (expense) excluding notable items, net income to net income, excluding notable items, diluted EPS to diluted EPS, excluding notable items, and the effective tax rate to effective tax rate, excluding notable items for the three and six months ended June 30, 2025 and 2024:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	($ in thousands)		($ in thousands)
Total Expenses, GAAP-basis	$127,598	$116,321	$247,792	$234,139
Exclude: Notable items
Repositioning charges[1]	(3,970)	—	(3,970)	—
Total Expenses, excluding notable items	$123,628	$116,321	$243,822	$234,139

Other income (expense), GAAP-basis	$5,552	$4,998	$13,324	$9,215
Exclude: Notable items
Acquisition-related charge/(credit)[2]	557	—	557	—
Other income (expense), excluding notable items	$6,109	$4,998	$13,881	$9,215

Net income, GAAP-basis	$71,180	$64,938	$86,245	$137,553
Exclude: Notable items
Repositioning charges[1]	3,970	—	3,970	—
Acquisition-related charge/(credit)[2]	557	—	557	—
Income tax impact from notable items	(1,218)	—	(1,218)	—
Reserve for uncertain tax positions related to prior periods	—	—	54,939	—
Net income, excluding notable items	$74,489	$64,938	$144,493	$137,553

Diluted EPS, GAAP-basis	$1.91	$1.72	$2.31	$3.64
Notable items as reconciled above	0.09	—	1.56	—
Diluted EPS, excluding notable items	$2.00	$1.72	$3.87	$3.64

Effective tax rate, GAAP-basis	26.9%	24.8%	55.4%	24.9%
Notable items as reconciled above	—	—	(28.3)	—
Effective tax rate, excluding notable items	26.9%	24.8%	27.1%	24.9%
[1] Repositioning charges consist of severance included in employee compensation and benefits
[2] Consists of loss on remeasurement of previous equity interest in RFQ-hub to fair value

The table set forth below presents a reconciliation of our net income to EBITDA and net income margin to EBITDA margin, as defined above, for the three and six months ended June 30, 2025 and 2024:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	($ in thousands)
Net income	$71,180	$64,938	$86,245	$137,553
Interest income	(5,930)	(6,401)	(13,099)	(12,374)
Interest expense	139	621	352	937
Provision for income taxes	26,236	21,399	107,325	45,501
Depreciation and amortization	19,195	18,356	37,431	36,556
EBITDA	$110,820	$98,913	$218,254	$208,173

Net income margin	32.4%	32.9%	20.1%	33.7%
Interest income	(2.7)	(3.2)	(3.1)	(3.0)
Interest expense	0.1	0.3	0.1	0.2
Provision for income taxes	12.0	10.7	25.1	11.1
Depreciation and amortization	8.7	9.3	8.7	9.0
EBITDA margin	50.5%	50.0%	51.0%	51.0%

The table set forth below presents a reconciliation of our net cash provided by operating activities to free cash flow, as defined above, for the three and six months ended June 30, 2025 and 2024:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	($ in thousands)
Net cash provided by operating activities	$103,714	$118,849	$133,343	$113,900
Exclude: Net change in trading investments	(66)	100	(66)	(155)
Exclude: Net change in fail-to-deliver/receive from broker-dealers, clearing organizations and customers	22,053	(3,151)	56,452	48,137
Less: Purchases of furniture, equipment and leasehold improvements	(1,206)	(7,695)	(3,136)	(8,892)
Less: Capitalization of software development costs	(11,510)	(10,496)	(26,541)	(24,459)
Free Cash Flow	$112,985	$97,607	$160,052	$128,531

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

As of June 30, 2025, we had $100.3 million of investments in U.S. Treasuries that were classified as trading securities and $57.7 million of investments in corporate bonds that were classified as available-for-sale. Adverse movements, such as a decrease in the value of these securities or a downturn or disruption in the markets for these securities, could result in a substantial loss. A 10.0% decrease in the market value of our U.S Treasuries or available-for-sale investments would result in losses of approximately $10.0 million and $5.8 million, respectively. In addition, principal gains and losses resulting from these securities could on occasion have a disproportionate effect, positive or negative, on our financial condition and results of operations for any particular reporting period.

Interest Rate Risk

Interest rate risk represents our exposure to interest rate changes with respect to our cash and cash equivalents, restricted cash and cash deposits. As of June 30, 2025, our cash and cash equivalents, restricted cash and cash deposits amounted to $650.5 million. A hypothetical 100 basis point change in interest rates would increase or decrease our annual interest income by approximately $6.5 million, assuming no change in the amount or composition of our cash and cash equivalents, restricted cash and cash deposits.

As of June 30, 2025, a hypothetical 100 basis point increase or decrease in interest rates would decrease or increase the fair value of the available-for-sale investment portfolio by approximately $0.9 million, assuming no change in the amount or composition of the investments. The hypothetical unrealized gain or loss of $0.9 million would be recognized in accumulated other comprehensive loss on the Consolidated Statements of Financial Condition.

A similar hypothetical 100 basis point increase or decrease in interest rates would decrease or increase the fair value of the trading securities portfolio by approximately $1.9 million. The hypothetical unrealized gain or loss of $1.9 million would be recognized in other, net in the Consolidated Statements of Operations.

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

During the twelve months ended June 30, 2025, approximately 16.4% of our revenues and 27.3% of our expenses were denominated in currencies other than the U.S. dollar, most notably the British Pound Sterling. Based on actual results over the past year, a hypothetical 10.0% increase or decrease in the U.S. dollar against all other currencies would have increased or decreased revenue by approximately $13.8 million and operating expenses by approximately $13.4 million.

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

Derivative Risk

Our limited derivative risk stems from our activities in the foreign currency forward contract market. We use this market to economically hedge our foreign exchange gains and losses on the Consolidated Statements of Operations that arise from our U.S. dollar versus British Pound Sterling exposure from the activities of our U.K. subsidiaries. As of June 30, 2025, the notional amount of our foreign currency forward contract was $66.9 million. We do not hold derivative instruments for purposes other than economically hedging foreign currency risk.

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures. Our management, including the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of our “disclosure controls and procedures,” as that term is defined in Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Exchange Act, as of June 30, 2025. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the disclosure controls and procedures are effective to ensure that information required to be disclosed by MarketAxess in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and to ensure that information is accumulated and communicated to our management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

(b) Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2025 identified in connection with the evaluation thereof by our management, including the Chief Executive Officer and the Chief Financial Officer, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

During the quarter ended June 30, 2025, we repurchased the following shares of common stock:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
				(In thousands)
April 1, 2025 - April 31, 2025	63,593	$216.14	62,887	$173,362
May 1, 2025 - May 31, 2025	56,032	219.31	55,884	161,107
June 1, 2025 - June 30, 2025	49,570	221.12	49,012	150,267
Total	169,195	$218.65	167,783

During the three months ended June 30, 2025, we repurchased 169,195 shares of common stock. The repurchases included 167,783 shares repurchased in connection with our Repurchase Programs and 1,412 shares surrendered by employees to satisfy the withholding tax obligations upon the vesting of Full Value Awards and upon the exercise of stock options.

In January 2022, our Board of Directors authorized the 2022 Repurchase Program for up to $150.0 million. In August 2024, our Board of Directors authorized the 2024 Repurchase Program for up to an additional $200.0 million. The Repurchase Programs do not have an expiration date. The 2022 Repurchase Program was exhausted during the first quarter of 2025 and, as of June 30, 2025, we had $150.3 million of remaining capacity under the 2024 Repurchase Program. Shares repurchased under the Repurchase Programs will be held in treasury for future use.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

(c) Trading Plans

In the second quarter of 2025, no director or officer (as defined in Exchange Act Rule 16a-1(f)) of the Company adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement for the purchase or sale of securities of the Company, within the meaning of Item 408 of Regulation S-K, except as follows:

Naineshkumar Panchal, the Company’s Chief Information Officer, adopted a trading arrangement intended to satisfy Rule 10b5-1(c) on May 15, 2025, for the sale of up to 600 shares of the Company’s common stock, subject to certain conditions. The arrangement’s expiration date is May 29, 2026.

Item 6. Exhibits

Exhibit Index:

Number	Description
10.1*	Form of 2025 Restricted Stock Unit Agreement (Non-Deferred) for directors pursuant to the MarketAxess Holdings Inc. 2020 Equity Incentive Plan
10.2*	Form of 2025 Restricted Stock Unit Agreement (Deferred) for directors pursuant to the MarketAxess Holdings Inc. 2020 Equity Incentive Plan
10.3

Contract of Employment dated as of May 16, 2025, by and between MarketAxess Europe Limited and Dean Berry (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K dated May 16, 2025)†+#

31.1*	Certification by Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification by Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
104	The cover page from the Company’s Quarterly report on Form 10-Q for the quarter ended June 30, 2025 has been formatted in Inline XBRL and is included in Exhibits 101.

*	Filed herewith.
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

MARKETAXESS HOLDINGS INC.

Date: August 6, 2025	By:	/s/ CHRISTOPHER R. CONCANNON
Christopher R. Concannon
Chief Executive Officer
(principal executive officer)

Date: August 6, 2025	By:	/s/ ILENE FISZEL BIELER
Ilene Fiszel Bieler
Chief Financial Officer
(principal financial officer)